Form 10-K
period 2010-12-31
CBL & ASSOCIATES PROPERTIES INC
filed 2011-03-01
CIK 910612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO _______________

COMMISSION FILE NO. 1-12494

______________

CBL & ASSOCIATES PROPERTIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-1545718 (I.R.S. Employer Identification No.)

2030 Hamilton Place Blvd., Suite 500 Chattanooga, TN (Address of principal executive offices)	37421 (Zip Code)

Registrant’s telephone number, including area code:  423.855.0001

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
7.75% Series C Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange
7.375% Series D Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐	No ☒

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

The aggregate market value of the 131,779,506 shares of common stock held by non-affiliates of the registrant as of June 30, 2010 was $1,639,337,055, based on the closing price of $12.44 per share on the New York Stock Exchange on June 30, 2010. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)

As of February 9, 2011, 147,959,718 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference in Part III.

Cautionary Statement Regarding Forward-Looking Statements

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

Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained.  It is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties. In addition to the risk factors discussed in Part I, Item 1A of this report, such known risks and uncertainties include, without limitation:

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
•
the ability to obtain suitable equity and/or debt financing and the continued availability of financing in the amounts and on the terms necessary to support our future refinancing requirements and business.

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

The Company’s Business

We are a self-managed, self-administered, fully integrated real estate investment trust (“REIT”). We own, develop, acquire, lease, manage, and operate regional shopping malls, open-air centers, community centers and office properties. Our properties are located in 26 states, but are primarily in the southeastern and midwestern United States. We have elected to be taxed as a REIT for federal income tax purposes.

We conduct substantially all of our business through the Operating Partnership. We are the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. CBL Holdings I, Inc. is the sole general partner of the Operating Partnership. At December 31, 2010, CBL Holdings I, Inc. owned a 1.0% general partner interest and CBL Holdings II, Inc. owned a 76.8% limited partner interest in the Operating Partnership, for a combined interest held by us of 77.8%.

As of December 31, 2010, we owned:

▪
controlling interests in 76 regional malls/open-air centers (the “Malls”), 30 associated centers (the “Associated Centers”), 8 community centers (the “Community Centers”) and 14 office buildings, including our corporate office building (the “Office Buildings”);

▪	noncontrolling interests in seven regional malls, four associated centers, four community centers and six office buildings;

▪
an interest in one open-air center expansion, one community center expansion and one outlet center, owned in a 75/25 joint venture, that are currently under construction (the “Construction Properties”), as well as options to acquire certain shopping center development sites; and

▪	mortgages on eight properties, seven that are secured by first mortgages and one that is secured by a wrap-around mortgage on the underlying real estate and related improvements (the “Mortgages”).

The Malls, Associated Centers, Community Centers, Office Buildings, Construction Properties and Mortgages are collectively referred to as the “Properties” and individually as a “Property.”

We conduct our property management and development activities through CBL & Associates Management, Inc. (the “Management Company”) to comply with certain requirements of the Internal Revenue Code of 1986, as amended.  The Operating Partnership owns 100% of both the Management Company’s preferred stock and common stock.

The Management Company manages all but nine of the Properties. Governor’s Square and Governor’s Plaza in Clarksville, TN and Kentucky Oaks Mall in Paducah, KY are all owned by unconsolidated joint ventures and are managed by a property manager that is affiliated with the third party managing general partner, which receives a fee for its services. The managing general partner of each of these Properties controls the cash flow distributions, although our approval is required for certain major decisions.  In addition, we have contracted with a third-party firm that provides property management services to oversee the operations of our six office buildings located in Chesapeake, VA and Newport News, VA.  The firm receives a fee for its services.

Revenues are primarily derived from leases with retail tenants and generally include base minimum rents, percentage rents based on tenants’ sales volumes and reimbursements from tenants for expenditures related to real estate taxes, insurance, common area maintenance and other recoverable operating expenses, as well as certain capital expenditures. We also generate revenues from management, leasing and development fees, advertising, sponsorships, sales of peripheral land at the Properties and from sales of operating real estate assets when it is determined that we can realize a premium value for the assets. Proceeds from such sales are generally used to retire related indebtedness or reduce borrowings on our credit facilities.

The following terms used in this Annual Report on Form 10-K will have the meanings described below:

▪	GLA – refers to gross leasable area of retail space in square feet, including anchors and mall tenants.

▪	Anchor – refers to a department store or other large retail store.

▪	Freestanding – property locations that are not attached to the primary complex of buildings that comprise the mall shopping center.

▪	Outparcel – land used for freestanding developments, such as retail stores, banks and restaurants, which are generally on the periphery of the Properties.

Significant Markets and Tenants

Top Five Markets

Our top five markets, based on percentage of total revenues, were as follows for the year ended December 31, 2010:
Market	Percentage Total of Revenues
St. Louis, MO	9.7%
Nashville, TN	4.0%
Kansas City (Overland Park), KS	3.1%
Madison, WI	2.9%
Chattanooga, TN	2.7%

Top 25 Tenants

Our top 25 tenants based on percentage of total revenues were as follows for the year ended December 31, 2010:

Tenant	Number of Stores	Square Feet	Percentage of Total Revenues
Limited Brands, LLC (1)	159	804,848	3.16%
Foot Locker, Inc.	177	677,686	2.51%
Abercrombie & Fitch, Co.	96	651,171	2.23%
The Gap, Inc.	87	949,234	2.21%
AE Outfitters Retail Company	84	494,397	2.18%
Signet Group plc (2)	115	205,104	1.91%
Dick's Sporting Goods, Inc.	21	1,226,221	1.59%
Genesco Inc. (3)	191	277,182	1.57%
Luxottica Group, S.P.A. (4)	140	309,267	1.52%
Zale Corporation	134	136,563	1.34%
Express Fashions	48	401,113	1.30%
JC Penney Company, Inc. (5)	73	8,436,794	1.29%
Finish Line, Inc.	72	374,276	1.25%
New York & Company, Inc.	55	391,967	1.22%
Dress Barn, Inc. (6)	99	435,007	1.09%
Charlotte Russe Holding, Inc.	51	353,385	1.06%
Aeropostale, Inc.	76	261,199	1.06%
Pacific Sunwear of California	67	248,824	0.96%
The Buckle, Inc.	49	244,601	0.95%
Forever 21 Retail, Inc.	21	304,522	0.95%
Sun Capital Partners, Inc. (7)	55	614,044	0.92%
Barnes & Noble Inc.	20	704,452	0.91%
The Regis Corporation	154	185,467	0.86%
The Children's Place Retail Stores, Inc.	54	228,965	0.86%
Claire's Stores, Inc.	116	136,801	0.86%
	2,214	19,053,090	35.76%

(1)	Limited Brands, LLC operates Victoria's Secret and Bath & Body Works.
(2)	Signet Group plc operates Kay Jewelers, Marks & Morgan, JB Robinson, Shaw's Jewelers, Osterman's Jewelers, LeRoy's Jewelers, Jared Jewelers, Belden Jewelers and Rogers Jewelers.
(3)	Genesco Inc. operates Journey's, Jarman, Underground Station, Hat World, Lids, Hat Zone, and Cap Factory stores.
(4)	Luxottica Group, S.P.A. operates Lenscrafters, Sunglass Hut, and Pearl Vision.
(5)	JC Penney Co., Inc. owns 36 of these stores.
(6)	Dress Barn, Inc. operates Justice, dressbarn and maurices.
(7)	Sun Capital Partners, Inc. operates Gordmans, Limited Stores, Fazoli's, Anchor Blue, Smokey Bones, Souper Salad and Bar Louie Restaurants.

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

Redevelopments and Renovations

Redevelopments represent situations where we capitalize on opportunities to add incremental square footage or increase the productivity of previously occupied space through aesthetic upgrades, retenanting and/or changing the retail use of the space. Many times, redevelopments result from acquiring possession of anchor space and subdividing it into multiple spaces. There are no redevelopments currently under construction or scheduled to be completed in 2011.

Renovations usually include renovating existing facades, uniform signage, new entrances and floor coverings, updating interior décor, resurfacing parking lots and improving the lighting of interiors and parking lots. Renovations can result in attracting new retailers, increased rental rates, sales and occupancy levels and maintaining the Property’s market dominance.  We did not complete any renovations in 2010 and there are no renovations currently under construction.  Renovations are scheduled to be completed at Burnsville Center in Burnsville, MN, Hamilton Place Mall in Chattanooga, TN, Oak Park Mall in Kansas City, KS and RiverGate Mall in Nashville, TN during 2011.  Our total anticipated net investment in these renovations is approximately $15.0 million.

Development of New Retail Properties and Expansions

In general, we seek development opportunities in middle-market trade areas that we believe are under-served by existing retail operations. These middle-markets must also have sufficient demographics to provide the opportunity to effectively maintain a competitive position.  The following presents the new developments we opened during 2010 and those under construction at December 31, 2010:
Property	Location	Total Project Square Feet	Opening Date
Completed in 2010:
The Forum at Grandview (Phase I) (a)	Madison, MS	110,690	Fall-10
The Pavilion at Port Orange (Phase I and Phase 1A) (b)	Port Orange, FL	494,025	Fall-09/Spring-10
		604,715

Currently under construction:
The Outlet Shoppes at Oklahoma City (c)	Oklahoma City, OK	325,190	Summer-11

(a)	The Forum at Grandview is a 75/25 joint venture.
(b)	The Pavilion at Port Orange is a 50/50 joint venture.
(c)	The Outlet Shoppes at Oklahoma City is a 75/25 joint venture.

We can also generate additional revenues by expanding a Property through the addition of department stores, mall stores and large retail formats. An expansion also protects the Property’s competitive position within its market. The following presents the expansions that are under construction at December 31, 2010:

Property	Location	Total Project Square Feet	Opening Date
Currently under construction:
Alamance West	Burlington, NC	236,438	Fall 2011
Settlers Ridge (Phase II)	Robinson Township, PA	86,617	Summer 2011
		323,055

Our total investment in the new Properties opened in 2010 was $88.3 million and our total investment upon completion in the Properties under construction as of December 31, 2010 is projected to be $89.5 million.

Acquisitions

We believe there is opportunity for growth through acquisitions of regional malls and other associated properties. We selectively acquire properties where we believe we can increase the value of the property through our development, leasing and management expertise.  In October 2010, we entered into a 75/25 joint venture, OK City Outlets, LLC, with Horizon Group Properties, Inc. to develop The Outlet Shoppes at Oklahoma City in Oklahoma City, OK.  Also in October 2010, we acquired the remaining 50% interest in Parkway Place in Huntsville, AL, from our joint venture partner.

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

Recent Developments

Impairment Losses

During the course of our normal quarterly impairment review process for the second quarter of 2010, we determined that it was necessary to write down the depreciated book value of Oak Hollow Mall in High Point, NC, to its estimated fair value, resulting in a non-cash loss on impairment of real estate assets of $25.4 million for the year ended December 31, 2010.  Subsequent to December 31, 2010, we entered into a contract for, and closed on, the sale of this Property.

During the fourth quarter of 2010, we also incurred losses on impairment of real estate assets of $12.4 million related to the sale of Milford Marketplace in Milford, CT, and the conveyance of ownership interest in phase I of Settlers Ridge in Pittsburg, PA, $1.3 million attributable to the sale of Lakeview Point in Stillwater, OK and $1.1 million related to the sale of a land parcel.

Acquisitions

In October 2010, we formed a 75/25 joint venture, OK City Outlets, LLC, with Horizon Group Properties, Inc. to develop The Outlet Shoppes at Oklahoma City in Oklahoma City, OK. The partners contributed aggregate equity of $16.2 million at formation, of which we contributed $12.1 million.  The joint venture has received a construction loan commitment of $48.9 million and we have guaranteed the entire amount for which we are entitled to receive a guaranty fee.

Also in October 2010, we acquired the remaining 50% interest in Parkway Place in Huntsville, AL, from our joint venture partner. The interest was acquired for total consideration of $38.8 million, which consisted of $17.8 million in cash and the assumption of the remaining $21.0 million interest in the loan secured by Parkway Place.  We recorded a gain of $0.9 million related to the purchase.

Dispositions

In September 2008, we entered into an unconsolidated condominium partnership with several individual investors to acquire a 60% interest in a new retail development in Macapa, Brazil.  In December 2009, we entered into an agreement to sell our 60% interest to one of the individual investors for a gross sales price of $1.3 million, less closing costs for a net sales price of $1.2 million.  The sale closed in March 2010.  There was no gain or loss on this sale.

In June 2010, our 50.6% owned unconsolidated joint venture, Mall Shopping Center Company, sold Plaza del Sol in Del Rio, TX.  The joint venture recognized a gain of $1.2 million from the sale, of which our share was $0.1 million, net of the excess of our basis over our underlying equity in the amount of $0.6 million.

In October, 2010, we completed the sale of Pemberton Square, located in Vicksburg, MS, for a sales price of $1.9 million less commissions and customary closing costs for a net sales price of $1.8 million.  We recognized a gain of $0.4 million attributable to the sale.  Proceeds from the sale were used to reduce the outstanding borrowings on our $525.0 million secured credit facility.

In December, 2010, we completed the sale of Milford Marketplace, located in Milford, CT, and the conveyance of ownership interest in phase I of Settlers Ridge, located in Robinson Township, PA, for a combined sales price of $111.8 million less commissions and customary closing costs for a net sales price of $110.7 million.  We recognized a loss on impairment of real estate of $12.4 million attributable to the sale.

In December 2010, we completed the sale of Lakeview Pointe, located in Stillwater, OK, for a sales price of $21.0 million less commissions and customary closing costs for a net sales price of $20.6 million.  We recognized a loss on impairment of real estate of $1.3 million attributable to the sale.

Results of operations of Pemberton Square, Milford Marketplace, Settlers Ridge and Lakeview Pointe have been reclassified to discontinued operations for all periods presented.

Financings

In December 2010, we retired a $10.9 million loan secured by Wausau Center in Wausau, WI.

In November 2010, we closed on the extension of our unsecured term loan that was obtained for the exclusive purpose of acquiring certain properties from the Starmount Company or its affiliates.  The loan’s maturity date was extended to November 2011 at its existing interest rate of LIBOR plus a margin of 0.95% to 1.40% based on our leverage ratio, as defined in the loan agreement.  The loan has a one-year extension option, which is at our election, for an outside maturity date of November 2012.  Outstanding borrowings under this loan were $209.5 million at December 31, 2010.

In October 2010, Wells Fargo Bank NA, serving as administrative agent, and the lender group of the Company’s $560.0 million secured credit facility agreed to waive the requirement that Wausau Mall be added to the collateral pool securing that facility.  As a result, the Company voluntarily reduced the total capacity of the secured line of credit to $520.0 million in order to maintain the loan-to-value ratio set forth in the credit facility agreement.

In July 2010, we closed on the extension and modification of our secured credit facility with total capacity of $105.0 million.  The facility’s maturity date was extended to June 2012 at its existing interest rate of LIBOR, subject to a floor of 1.50%, plus a margin of 300 basis points.

During the third quarter of 2010, we repaid four CMBS loans with aggregate principal balances of $132.5 million that were secured by Stroud Mall in Stroudsburg, PA, York Galleria in York, PA, and Parkdale Mall and Parkdale Crossing in Beaumont, TX with borrowings from the $520.0 million credit facility.  The properties were added to the collateral pool securing that facility.

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

Also during the second quarter, we repaid a CMBS loan with a principal balance of $9.0 million secured by WestGate Crossing in Spartanburg, SC with borrowings from the $520.0 million credit facility and the Property was added to the collateral pool securing that facility.

In addition, we entered into a $21.0 million ten-year, non-recourse CMBS loan with a fixed interest rate of 6.50% secured by Parkway Place in Huntsville, AL.  The $21.0 million loan represented our 50% share of the total $42.0 million loan obtained on the Property.  The loan replaced an existing $51.0 million loan that was scheduled to mature in June 2010, of which our 50% share was $25.5 million.  In October 2010, we acquired our joint venture partner’s 50% ownership interest in Parkway Place and, as a result, assumed their $21.0 million share of this loan.

During the first quarter of 2010, we closed on a variable-rate $72.0 million non-recourse loan that bears interest at LIBOR plus a margin of 400 basis points secured by St. Clair Square in Fairview Heights, IL.  The new loan replaced an existing loan with a principal balance of $57.2 million.  We have an interest rate cap in place on this loan to limit the LIBOR rate to a maximum of 3.00%.  The cap matures in January 2012.  The excess proceeds received from the refinancing were used to pay down our secured credit facilities.  Also during the first quarter, we repaid a CMBS loan secured by Park Plaza Mall in Little Rock, AK with a principal balance of $38.9 million with borrowings from the $520.0 million credit facility and the Property was added to the collateral pool securing that facility.

In addition to the above financing activity, we exercised extension options available on outstanding debt, at our election, to extend the maturity dates on certain maturing loans, with no other modifications to the loan terms.

Of the $1,758.3 million of our pro rata share of consolidated and unconsolidated debt that is scheduled to mature during 2011, excluding debt premiums, we have extensions available on $1,409.7 million of debt at our option that we intend to exercise, leaving $348.6 million of debt representing eight operating property loans.  We currently have term sheets executed on three of the Properties.

We are making progress in securing property-specific, non-recourse loans for the majority of the Properties included in the collateral pool of our $520.0 million secured credit facility.  We currently have term sheets executed on nine assets that are included in the collateral pool.  As we refinance these loans, we intend to use the $520.0 million secured credit facility to retire future loans maturing in 2011 and 2012, as well as to provide additional flexibility for liquidity purposes.  At December 31, 2010, we had collective availability of $551.8 million on our lines of credit.

Subsequent to December 31, 2010, we retired a $78.7 million loan secured by Mid Rivers Mall in St. Charles, MO.

Equity

In March 2010, we completed a public offering of 6,300,000 depositary shares representing 1/10th of a share of our 7.375% Series D Cumulative Redeemable Preferred Stock, having a liquidation preference of $25.00 per share.  The depositary shares were sold at $20.30 per share including accrued dividends of $0.37 per share.  The net proceeds, after underwriting costs and related expenses, of approximately $123.6 million were used to reduce outstanding borrowings under our credit facilities and for general corporate purposes.  The net proceeds included accrued dividends of $2.3 million that were received as part of the offering price.

In October, 2010, we completed an underwritten public offering of 4,400,000 depositary shares, each representing 1/10th of a share of our 7.375% Series D Cumulative Redeemable Preferred Stock, having a liquidation preference of $25.00 per share.  The depositary shares were sold at $23.1954 per share including accrued dividends of $0.1485 per share.  Subsequent thereto, the underwriters of the offering exercised their option to purchase an additional 450,000 depositary shares. As a result of the exercise of this option, we sold a total of 4,850,000 depositary shares in the offering for net proceeds of approximately $108.8 million after underwriting costs and related expenses. The net proceeds included aggregate accrued dividends of $0.7 million that were received as part of the offering price. The net proceeds were used to reduce outstanding borrowings under our credit facilities and for general corporate purposes.

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

We paid first, second and third quarter 2010 cash dividends on our common stock of $0.20 per share on April 16th, July 15th and October 15th 2010, respectively.  On December 1, 2010, we announced a fourth quarter 2010 cash dividend of $0.20 per share that was paid on January 18, 2011.  Future dividends payable will be determined by our Board of Directors based upon circumstances at the time of declaration.

Other

Subsequent to December 31, 2010, Leo Fields announced that he would not stand for re-election to our Board of Directors when his term expires at our Annual Meeting of Stockholders to be held on May 2, 2011, citing that his decision to retire was based solely on personal reasons.

Financial Information About Segments

See Note 11 to the consolidated financial statements for information about our reportable segments.

Employees

CBL does not have any employees other than its statutory officers.  Our Management Company currently has 646 full-time and 259 part-time employees. None of our employees are represented by a union.

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

We own partial interests in 21 malls, 13 associated centers, six community centers and eight office buildings. We manage all but three of these Properties.  Governor’s Square, Governor’s Plaza and Kentucky Oaks are all owned by joint ventures and are managed by a property manager that is affiliated with the third party managing general partner.  The property manager performs the property management and leasing services for these three Properties and receives a fee for its services. The managing partner of the Properties controls the cash flow distributions, although our approval is required for certain major decisions.

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

We believe that our Properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. As of December 31, 2010, we have recorded in our financial statements a liability of $2.9 million related to potential future asbestos abatement activities at our Properties which are not expected to have a material impact on our financial condition or results of operations. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former Properties. Therefore, we have not recorded any liability related to hazardous or toxic substances. Nevertheless, it is possible that the environmental assessments available to us do not reveal all potential environmental liabilities. It is also possible that subsequent investigations will identify material contamination, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties has not been or will not be affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties or by third parties unrelated to us, the Operating Partnership or the relevant Property’s partnership.

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

Any future common stock offerings and common stock dividends may result in dilution of our common stock.

We are not restricted by our organizational documents, contractual arrangements or otherwise from issuing additional common stock, including any securities that are convertible into or exchangeable or exercisable for, or that represent the right to receive, common stock or any substantially similar securities in the future.  Future sales or issuances of substantial amounts of our common stock may be at prices below the then-current market price of our common stock and may adversely impact the market price of our common stock.  Additionally, the market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market after a common stock offering or the perception that such sales could occur.

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

Additionally, in the event that our Properties are not fully occupied, we would be required to pay the portion of any operating, redevelopment or renovation expenses allocable to the vacant space(s) that would otherwise typically be paid by the residing tenant(s).  Our cost recovery ratio was 101.9% for 2010.

The loss of one or more significant tenants, due to bankruptcies or as a result of consolidations in the retail industry, could adversely affect both the operating revenues and value of our Properties.

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

We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts or if there are other indicators of impairment.  If it is determined that an impairment has occurred, the amount of the impairment charge is equal to the excess of the asset’s carrying value over its estimated fair value, which could have a material adverse effect on our financial results in the accounting period in which the adjustment is made.  Our estimates of undiscounted cash flows expected to be generated by each Property are based on a number of assumptions such as leasing expectations, operating budgets, estimated useful lives, future maintenance expenditures, intent to hold for use and capitalization rates.  These assumptions are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates and costs to operate each Property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated in our impairment analyses may not be achieved.  During the second quarter of 2010, we recorded a non-cash loss on impairment of real estate of $25.4 million related to one of our Properties.  During the fourth quarter of 2010, we incurred losses on impairment of real estate of $14.8 million related to the disposition of three of our Properties and a parcel of land.

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

The maximum U.S. federal income tax rate for qualified dividends received by individual taxpayers has been reduced generally from 38.6% to 15.0% (currently effective through December 31, 2012). However, dividends payable by REITs are generally not eligible for such treatment. Although this legislation did not have a directly adverse effect on the taxation of REITs or dividends paid by REITs, the more favorable treatment for certain non-REIT dividends could cause individual investors to consider investments in non-REIT corporations as more attractive relative to an investment in a REIT, which could have an adverse impact on the market price of our stock.

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

At December 31, 2010, our total share of consolidated and unconsolidated debt outstanding was approximately $5,750.6 million, which represented approximately 59.6% of our total market capitalization at that time, and our total share of consolidated and unconsolidated debt maturing in 2011, 2012 and 2013, giving effect to all maturity extensions that are available at our election, was approximately $348.6 million, $992.7 million and $1,042.1 million, respectively.  Our significant leverage could have important consequences.  For example, it could:

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

As of December 31, 2010, our total share of consolidated and unconsolidated variable rate debt was $1,682.4 million.  Increases in interest rates will increase our cash interest payments on the variable rate debt we have outstanding from time to time.  If we do not have sufficient cash flow from operations, we might not be able to make all required payments of principal and interest on our debt, which could result in a default or have a material adverse effect on our financial condition and results of operations, and which might adversely affect our cash flow and our ability to make distributions to shareholders.  These significant debt payment obligations might also require us to use a significant portion of our cash flow from operations to make interest and principal payments on our debt rather than for other purposes such as working capital, capital expenditures or distributions on our common equity.

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

Our credit facilities require us to satisfy certain affirmative and negative covenants and to meet numerous financial tests.  The financial covenants under the credit facilities require, among other things, that our Debt to Gross Asset Value ratio, as defined in the agreements to our credit facilities, be less than 65%, that our Interest Coverage ratio, as defined, be greater than 1.75, and that our Debt Service Coverage ratio, as defined, be greater than 1.50.  Compliance with each of these ratios is dependent upon our financial performance.  The Debt to Gross Asset Value ratio is based, in part, on applying a capitalization rate to our earnings before income taxes, depreciation and amortization (“EBITDA”), as defined in the agreements to our credit facilities.  Based on this calculation method, decreases in EBITDA would result in an increased Debt to Gross Asset Value ratio, although overall debt levels remain constant.  As of December 31, 2010, the Debt to Gross Asset Value ratio was 52.7% and we were in compliance with all other covenants related to our credit facilities.

RISKS RELATED TO GEOGRAPHIC CONCENTRATIONS

Since our Properties are located principally in the Southeastern and Midwestern United States, our financial position, results of operations and funds available for distribution to shareholders are subject generally to economic conditions in these regions.

Our Properties are located principally in the southeastern and midwestern United States. Our Properties located in the southeastern United States accounted for approximately 47.5% of our total revenues from all Properties for the year ended December 31, 2010 and currently include 43 malls, 20 associated centers, ten community centers and 18 office buildings. Our Properties located in the midwestern United States accounted for approximately 33.2% of our total revenues from all Properties for the year ended December 31, 2010 and currently include 26 malls and four associated centers. Our results of operations and funds available for distribution to shareholders therefore will be subject generally to economic conditions in the southeastern and midwestern United States. While we already have Properties located in six states across the southwestern, northeastern and western regions, we will continue to look for opportunities to geographically diversify our portfolio in order to minimize dependency on any particular region; however, the expansion of the portfolio through both acquisitions and developments is contingent on many factors including consumer demand, competition and economic conditions.

Our financial position, results of operations and funds available for distribution to shareholders could be adversely affected by any economic downturn affecting the operating results at our Properties in the St. Louis, MO, Nashville, TN, Kansas City (Overland Park), KS, Madison, WI, and Chattanooga, TN metropolitan areas, which are our five largest markets.

Our Properties located in the St. Louis, MO, Nashville, TN, Kansas City (Overland Park), KS, Madison, WI, and Chattanooga, TN metropolitan areas accounted for approximately 9.7%, 4.0%, 3.1%, 2.9% and 2.7%, respectively, of our total revenues for the year ended December 31, 2010. No other market accounted for more than 2.6% of our total revenues for the year ended December 31, 2010. Our financial position and results of operations will therefore be affected by the results experienced at Properties located in these metropolitan areas.

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

Our international activities are currently limited in their scope.  We have an investment in a mall operating and real estate development company in China that is immaterial to our consolidated financial position.  However, should our investments in international joint ventures or investments grow, these additional risks could increase in significance and adversely affect our results of operations.

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

Malls

We own a controlling interest in 76 Malls (including large open-air centers) and non-controlling interests in seven Malls.  We own a controlling interest in one outlet center mall, owned in a 75/25 joint venture, that is currently under construction.

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

We classify our regional malls into two categories – malls that have completed their initial lease-up are referred to as stabilized malls and malls that are in their initial lease-up phase and have not been open for three calendar years are referred to as non-stabilized malls. Pearland Town Center, which opened in July 2008 is our only non-stabilized mall as of December 31, 2010.

We own the land underlying each Mall in fee simple interest, except for Walnut Square, WestGate Mall, St. Clair Square, Brookfield Square, Bonita Lakes Mall, Meridian Mall, Stroud Mall, Wausau Center, Chapel Hill Mall and Eastgate Mall. We lease all or a portion of the land at each of these Malls subject to long-term ground leases.

The following table sets forth certain information for each of the Malls as of December 31, 2010:

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA (2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors
Non-Stabilized Malls:
Pearland Town Center (9) Pearland, TX	2008	N/A	100%	718,000	396,517	228	82%	Barnes & Noble, Dillard's, Macy's, Sports Authority
Stabilized Malls:
Alamance Crossing Burlington, NC	2007	N/A	100%	690,020	256,543	$206	72%	Belk, Barnes & Noble, Carousel Cinemas, Dillard's, JC Penney, Hobby Lobby
Arbor Place Atlanta (Douglasville), GA	1999	N/A	62.8%	1,209,318	298,985	$321	100%	Bed Bath & Beyond, Belk, Borders, Dillard's, JC Penney, Macy's, Old Navy, Sears
Asheville Mall Asheville, NC	1972/2000	2000	100%	974,271	288,316	303	95%	Barnes & Noble, Belk, Dillard's, Dillard's West, JC Penney, Old Navy, Sears
Bonita Lakes Mall (5) Meridian, MS	1997	N/A	100%	632,192	154,701	242	92%	Belk, Dillard's, JC Penney, Sears, Vacancy
Brookfield Square Brookfield, WI	1967/2001	2007	100%	1,099,800	287,986	374	99%	Barnes & Noble, Boston Store, JC Penney, Old Navy, Sears
Burnsville Center Burnsville, MN	1977/1998	N/A	100%	1,062,799	380,777	333	98%	Dick's Sporting Goods, Gordmans, JC Penney, Macy's, Old Navy, Sears
Cary Towne Center Cary, NC	1979/2001	1993	100%	1,017,004	410,272	237	97%	Belk, Dillard's, JC Penney, Macy's, Sears
Chapel Hill Mall (6) Akron, OH	1966/2004	1995	62.8%	864,102	278,768	261	95%	JC Penney, Macy's, Old Navy, Sears, Shoe Dept Encore
CherryVale Mall Rockford, IL	1973/2001	2007	100%	847,343	363,783	317	98%	Barnes & Noble, Bergner's, JC Penney, Macy's, Sears
Chesterfield Mall Chesterfield, MO	1976/2007	2006	62.8%	1,284,854	489,668	281	92%	Borders, Dillard's, H&M, Macy's, Old Navy, Sears, AMC Theater
Citadel Mall Charleston, SC	1981/2001	2000	100%	1,128,799	346,971	197	93%	Belk, Dillard's, JC Penney, Sears, Target, Dick's Sporting Goods
Coastal Grand-Myrtle Beach Myrtle Beach, SC	2004	2007	50%	1,046,080	342,330	311	98%	Bed Bath & Beyond, Belk, Books A Million, Dick's Sporting Goods, Dillard's, Old Navy, Sears, JC Penney
College Square Morristown, TN	1988	1999	100%	486,714	148,373	257	96%	Belk, Carmike Cinema, Goody's (16), JC Penney, Kohl's, Sears, vacancy
Columbia Place Columbia, SC	1977/2001	N/A	100%	1,092,247	242,267	182	80%	Burlington Coat Factory, Macy's, Sears, three vacancies
CoolSprings Galleria Nashville, TN	1991	1994	100%	1,117,593	362,957	413	100%	Belk, Dillard's, JC Penney, Macy's, Sears
Cross Creek Mall Fayetteville, NC	1975/2003	2000	100%	1,046,423	251,491	531	98%	Belk, JC Penney, Macy's, Sears
East Towne Mall Madison, WI	1971/2001	2004	100%	824,194	265,570	312	96%	Barnes & Noble, Boston Store, Dick's Sporting Goods, Gordman's, JC Penney, Sears, Steinhafels

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA (2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors
EastGate Mall (7) Cincinnati, OH	1980/2003	1995	100%	959,367	272,261	280	94%	Dillard's, JC Penney, Kohl's, MMA Big Show, Sears, Toys R Us
Eastland Mall Bloomington, IL	1967/2005	N/A	100%	765,098	225,441	331	97%	Bergner's, JC Penney, Kohl's, Macy's, Old Navy, Sears
Fashion Square Saginaw, MI	1972/2001	1993	100%	795,717	282,954	263	90%	JC Penney, Macy's, Sears, Shoe Dept. Encore
Fayette Mall Lexington, KY	1971/2001	1993	100%	1,212,733	357,179	503	100%	Dick's Sporting Goods, Dillard's, JC Penney, Macy's, Sears
Foothills Mall Maryville, TN	1983/1996	2004	95%	481,555	184,859	225	89%	Belk for Women, Belk for Men, Goody's (16), Kids & Home, JC Penney, Sears, TJ Maxx
Friendly Shopping Center and The Shops at Friendly Greensboro, NC	1957/ 2006/ 2007	1996	50%	1,304,074	517,257	425	91%	Barnes & Noble, Belk, Macy's, Old Navy, Sears, Harris Teeter, REI
Frontier Mall Cheyenne, WY	1981	1997	100%	536,340	191,470	279	88%	Dillard's I, Dillard's II, Sports Authority, JC Penney, Sears, Sports Authority, Carmike Cinema
Georgia Square Athens, GA	1981	N/A	100%	670,999	249,445	230	99%	Belk, JC Penney, Macy's, Sears
Governor's Square Clarksville, TN	1986	1999	47.5%	729,545	254,509	344	96%	Belk, Best Buy, Borders, Dick's Sporting Goods, Dillard's, JC Penney,Old Navy, Sears
Greenbrier Mall Chesapeake, VA	1981/2004	2004	63%	898,922	299,653	304	91%	Dillard's, JC Penney, Macy's, Sears
Gulf Coast Town Center Ft. Myers, FL	2005	N/A	50%	1,242,240	317,233	267	89%	Babies R Us, Bass Pro Outdoor World, Belk, Best Buy, Borders, Golf Galaxy, JC Penney, Jo-Ann Fabrics, Marshall's, PETCO, Ron Jon Surf Shop, Ross, Staples, Target, Regal Cinema
Hamilton Place Chattanooga, TN	1987	1998	90%	1,170,585	339,705	378	100%	Dillard's for Men, Kids & Home, Dillard's for Women, JC Penney, Belk for Men, Kids & Home, Belk for Women, Sears, Barnes & Noble
Hanes Mall Winston-Salem, NC	1975/2001	1990	100%	1,564,263	551,048	293	93%	Belk, Dillard's, JC Penney, Macy's, Old Navy, Sears, Dick's Sporting Goods
Harford Mall Bel Air, MD	1973/2003	2007	100%	505,425	205,848	366	100%	Macy's, Old Navy, Sears
Hickory Hollow Mall Nashville, TN	1978/1998	1991	100%	1,108,349	402,862	141	80%	Macy's, Sears, Electronic Express, Vacancy
Hickory Point Mall Decatur, IL	1977/2005	N/A	100%	817,347	190,771	212	92%	Bergner's, Cohn Furniture, Encore, JC Penney, Kohl's, Sears, Von Maur
Honey Creek Mall Terre Haute, IN	1968/2004	1981	100%	675,936	209,813	335	98%	Elder-Beerman, JC Penney, Macy's, Sears, Shoe Dept. Encore
Imperial Valley Mall El Centro, CA	2005	N/A	60%	761,275	212,635	345	97%	Dillard's, JC Penney, Macy's, Sears, Cinemark
Janesville Mall Janesville, WI	1973/1998	1998	100%	614,304	166,474	291	98%	Boston Store, JC Penney, Kohl's, Sears
Jefferson Mall Louisville, KY	1978/2001	1999	100%	990,756	274,206	335	100%	Dillard's, JC Penney, Macy's, Old Navy, Sears, Shoe Dept. Encore, Toys R Us

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA (2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors
Kentucky Oaks Mall Paducah, KY	1982/2001	1995	50%	1,129,679	304,515	305	86%	Best Buy, Dick's Sporting Goods, Dillard's, Elder-Beerman, JC Penney, Sears, Hobby Lobby, Office Max, Old Navy, Toys R Us
The Lakes Mall Muskegon, MI	2001	N/A	100%	590,698	188,792	257	97%	Bed Bath & Beyond, Dick's Sporting Goods, JC Penney, Sears, Younkers
Lakeshore Mall Sebring, FL	1992	1999	100%	489,031	115,015	227	81%	Beall's (8), Belk, JC Penney, Kmart, Sears, Carmike
Laurel Park Place Livonia, MI	1989/2005	1994	70%	489,865	191,055	211	97%	Parisian, Von Maur
Layton Hills Mall Layton, UT	1980/2006	1998	100%	619,804	306,881	372	99%	JCPenney, Macy's, Mervyn's (vacant), Sports Authority
Madison Square Huntsville, AL	1984	1985	100%	928,628	295,194	254	81%	Belk, Dillard's, JC Penney, Sears, two vacancies
Mall del Norte Laredo, TX	1977/2004	1993	100%	1,209,191	425,448	476	97%	Beall Bros. (8), Chuck E Cheese, Cinemark, Dillard's, Forever 21, JC Penney, Joe Brand, Macy's, Macy's Home Store, Sears
Mall of Acadiana Lafayette, LA	1979/2005	2004	62.8%	994,325	302,062	410	100%	Dillard's, JCPenney, Macy's, Sears
Meridian Mall (10) Lansing, MI	1969/1998	2001	100%	973,141	413,534	257	89%	Bed Bath & Beyond, Dick's Sporting Goods, JC Penney, Macy's, Old Navy, Schuler Books, Younkers
Mid Rivers Mall St. Peters, MO	1987/2007	1999	62.8%	1,089,213	291,181	297	94%	Borders, Dillard's, JC Penney, Macy's, Sears, Dick's Sporting Goods, Inc., Wehrenberg Theaters
Midland Mall Midland, MI	1991/2001	N/A	100%	508,055	190,781	284	94%	Barnes & Noble, Elder-Beerman, JC Penney, Sears, Target
Monroeville Mall Pittsburgh, PA	1969/2004	2003	100%	1,331,901	466,253	271	88%	JC Penney, Macy's, Boscov's (vacant)
Northpark Mall Joplin, MO	1972/2004	1996	100%	962,712	303,896	283	91%	Glow Golf, JC Penney, Macy's, Macy's Home Store, Old Navy, Sears, TJ Maxx, Vintage Stock
Northwoods Mall Charleston, SC	1972/2001	1995	100%	789,296	286,177	287	93%	Belk, Books A Million, Dillard's, JC Penney, Planet Fitness, Sears
Oak Hollow Mall (17) High Point, NC	1995	N/A	75%	825,713	252,913	177	56%	Belk, Dillard's, JC Penney, Sears, Sears Call Center, Regal Cinema
Oak Park Mall Overland Park, KS	1974/2005	1998	100%	1,563,377	452,639	418	97%	American Girl, Barnes & Noble, Dillard's North, Dillard's South, JC Penney, Macy's, Nordstrom, XXI Forever
Old Hickory Mall Jackson, TN	1967/2001	1994	100%	556,900	179,805	323	97%	Belk, JC Penney, Macy's, Sears

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA (2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors
Panama City Mall Panama City, FL	1976/2002	1984	100%	607,013	224,824	223	98%	Dillard's, JC Penney, Sears
Park Plaza Little Rock, AR	1988/2004	N/A	62.8%	562,149	236,784	420	97%	Dillard's I, Dillard's II, XXI Forever
Parkdale Mall Beaumont, TX	1972/2001	1986	100%	1,228,150	260,884	307	88%	Beall Bros. (8), Books A Million, Dillard's, Hadley's Furniture, JC Penney, Kaplan College, Macy's, Marshall's, Old Navy, Sears, XXI Forever
Parkway Place Mall Huntsville, AL	1957/1998	2002	100%	648,407	272,582	310	95%	Dillard's, Belk
Post Oak Mall College Station, TX	1982	1985	100%	774,856	317,681	302	90%	Beall Bros. (8), Dillard's, Dillard's South, JC Penney, Macy's, Sears
Randolph Mall Asheboro, NC	1982/2001	1989	100%	363,272	125,911	226	91%	Belk, Books A Million, Dillard's, JC Penney, Sears, Cinemark
Regency Mall Racine, WI	1981/2001	1999	100%	815,935	210,520	230	90%	Boston Store, JC Penney, Sears, Target, Flooring Super Center, Burlington Coat Factory
Richland Mall Waco, TX	1980/2002	1996	100%	708,301	228,823	311	95%	Beall Bros. (8), Dillard's I, Dillard's II, JC Penney, Sears, XXI Forever
River Ridge Mall Lynchburg, VA	1980/2003	2000	100%	763,797	206,260	276	74%	Belk, JC Penney, Macy's, Sears, Regal Cinema
Rivergate Mall Nashville, TN	1971/1998	1998	100%	1,152,591	262,898	287	99%	Dillard's, JC Penney, Macy's, Sears, Carmike
South County Center St. Louis, MO	1963/2007	2001	62.8%	1,038,713	311,516	360	97%	Dillard's, JC Penney, Macy's, Sears
Southaven Towne Center Southave, MS	2005	N/A	100%	528,971	145,876	331	96%	Bed Bath & Beyond, Books A Million, Cost Plus, Dillard's, Gordman's, HH Gregg, JC Penney, World Market
Southpark Mall Colonial Heights, VA	1989/2003	2007	100%	685,675	213,393	294	94%	Dillard's, JC Penney, Macy's, Sears, Regal Cinema
St. Clair Square (11) Fairview Heights, IL	1974/1996	1993	62.8%	1,126,562	289,854	400	99%	Dillard's, JC Penney, Macy's, Sears
Stroud Mall (12) Stroudsburg, PA	1977/1998	2005	100%	419,470	169,287	263	97%	JC Penney, Sears, Bon-Ton
Sunrise Mall Brownsville, TX	1979/2003	2000	100%	752,781	238,024	384	92%	Beall Bros. (8), Cinemark, Dillard’s, JC Penney, Sears, A'gaci
Towne Mall Franklin, OH	1977/2001	N/A	100%	455,601	151,989	177	43%	Elder-Beerman, Sears, Dillard's (vacant)
Triangle Town Center Raleigh, NC	2002/2005	N/A	50%	1,272,204	424,730	277	96%	Barnes & Noble, Belk, Dillard's, Macy's, Sak's Fifth Avenue, Sears
Turtle Creek Mall Hattiesburg, MS	1994	1995	100%	843,401	190,477	323	98%	Belk I, Belk II, Dillard's, JC Penney, Sears, United Artist
Valley View Mall Roanoke, VA	1985/2003	2007	100%	875,415	315,626	323	99%	Barnes & Noble, Belk, JC Penney, Macy's I, Macy's II, Old Navy, Sears
Volusia Mall Daytona Beach, FL	1974/2004	1982	100%	1,071,018	252,475	315	97%	Dillard's East, Dillard's West, Dillard's South, JC Penney, Macy's, Sears
Walnut Square (13) Dalton, GA	1980	1992	100%	511,016	141,100	247	94%	Belk, Belk Home & Kids, Carmike Cinema, JC Penney, Sears, The Rush
Wausau Center (14) Wausau, WI	1983/2001	1999	100%	423,134	149,934	255	97%	JC Penney, Sears, Younkers

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA (2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors
West County Center Des Peres, MO	1969/2007	2002	62.8%	1,210,307	427,886	465	95%	Barnes & Noble, JC Penney, Macy's, Nordstrom, Forever 21, Dick's Sporting Goods
West Towne Mall Madison, WI	1970/2001	2004	100%	918,912	291,322	505	96%	Boston Store, Dick's Sporting Goods, JC Penney, Sears, XXI Forever, Toys R Us
WestGate Mall (15) Spartanburg, SC	1975/1995	1996	100%	951,010	262,404	258	88%	Bed Bath & Beyond, Belk, Dick's Sporting Goods, Dillard's, JC Penney, Sears, Regal Cinema
Westmoreland Mall Greensburg, PA	1977/2002	1994	62.8%	1,005,502	332,551	310	97%	BonTon, JC Penney, Macy's, Macy's Home Store, Old Navy, Sears
York Galleria York, PA	1989/1999	N/A	100%	764,447	227,230	306	96%	Bon Ton, Boscov's, JC Penney, Sears
	Total Stabilized Malls			71,758,722	22,724,363	$310	93%

	Grand total			71,758,722	23,120,880	$309	93%

(1)	Includes total square footage of the anchors (whether owned or leased by the anchor) and mall stores. Does not include future expansion areas.
(2)	Excludes anchors and cinemas.
(3)	Totals represent weighted averages.
(4)	Includes tenants paying rent for executed leases as of December 31, 2010.
(5)	Bonita Lakes Mall - We are the lessee under a ground lease for 82 acres, which extends through June 30, 2035, plus one 25 - year renewal option. The annual ground rent for 2010 was $34,603, increasing by an average of 2% each year.
(6)	Chapel Hill Mall - Ground rent is the greater of $10,000 or 30% of aggregate fixed minimum rent paid by tenants of certain store units. The annual ground rent for 2010 was $10,000.
(7)	Eastgate Mall - Ground rent is $24,000 per year.
(8)	Lakeshore Mall, Mall del Norte, Parkdale Mall, Post Oak Mall, Richland Mall, and Sunrise Mall - Beall Bros. operating in Texas is unrelated to Beall's operating in Florida.
(9)	Pearland Town Center is a mixed-use center which conbines retail, hotel, office and residential components. The retail portion of the center is classified in Malls, the office portion is classified in Office Buildings, and the hotel and residential portions are classified as Other.
(10)	Meridian Mall - We are the lessee under several ground leases in effect through March 2067, with extension options. Fixed rent is $18,700 per year plus 3% to 4% of all rents.
(11)	St. Clair Square - We are the lessee under a ground lease for 20 acres. Assuming the exercise of renewal options available, at our election, the ground lease expires January 31, 2073. The rental amount is $40,500 per year. In addition to base rent, the landlord receives 0.25% of Dillard's sales in excess of $16,200,000.
(12)	Stroud Mall - We are the lessee under a ground lease, which extends through July 2089. The current rental amount is $60,000 per year, increasing by $10,000 every ten years through 2059. An additional $100,000 is paid every 10 years.
(13)	Walnut Square - We are the lessee under several ground leases. Assuming the exercise of renewal options available, at our election, the ground lease expires March 14, 2078. The rental amount is $149,450 per year. In addition to base rent, the landlord receives 20% of the percentage rents collected. The Company has a right of first refusal to purchase the fee.
(14)	Wausau Center - Ground rent is $76,000 per year plus 10% of net taxable cash flow.
(15)	WestGate Mall - We are the lessee under several ground leases for approximately 53% of the underlying land. Assuming the exercise of renewal options available, at our election, the ground lease expires October 31, 2084. The rental amount is $130,025 per year. In addition to base rent, the landlord receives 20% of the percentage rents collected. The Company has a right of first refusal to purchase the fee.
(16)	Scheduled to open in March 2011.
(17)	We closed on the sale of this property on February 24, 2011.

Anchors

Anchors are an important factor in a Mall’s successful performance. The public’s identification with a mall property typically focuses on the anchor tenants. Mall anchors are generally a department store whose merchandise appeals to a broad range of shoppers and plays a significant role in generating customer traffic and creating a desirable location for the mall store tenants.

Anchors may own their stores and the land underneath, as well as the adjacent parking areas, or may enter into long-term leases with respect to their stores. Rental rates for anchor tenants are significantly lower than the rents charged to mall store tenants. Anchors account for 12.3% of the total revenues from our Properties. Each anchor that owns its store has entered into an operating and reciprocal easement agreement with us covering items such as operating covenants, reciprocal easements, property operations, initial construction and future expansion.

During 2010, we added the following anchors and junior anchors (i.e., non-traditional anchors) to the following Malls:

Name	Property	Location
Dick's Sporting Goods	Kentucky Oaks	Paducah, KY
Vintage Stock	Northpark Mall	Joplin, MO
Ashley Furniture HomeStore	Parkdale Mall	Beaumont, TX
Jo-Ann Fabrics & Crafts	Southaven Towne Ctr	Southaven, MS
Encore	Honey Creek	Terre Haute, IN
Encore	Fashion Square	Saginaw, MI
Encore	Jefferson Mall	Louisville, KY
Jillian's	Greenbrier Mall	Chesapeake, VA
Dick's Sporting Goods	Governor's Square	Clarksville, TN
Best Buy	Governor's Square	Clarksville, TN
Cohn Furniture	Hickory Point Mall	Forsyth, IL
The Rush Fitness Complex	Walnut Square	Dalton, GA
Vintage Stock	Northpark Mall	Joplin, MO
Encore	Hickory Point Mall	Forsyth, IL
Forever 21	Coolsprings Galleria	Nashville, TN
Planet Fitness	Northwoods Mall	N. Charleson, SC

As of December 31, 2010, the Malls had a total of 460 anchors and junior anchors including 26 vacant locations. The mall anchors and junior anchors and the amount of GLA leased or owned by each as of December 31, 2010 is as follows:

	Number of Stores			Gross Leaseable Area
Anchor	Mall Leased	Anchor Owned	Total	Mall Leased	Anchor Owned	Total

JCPenney (1)	37	35	72	3,965,668	4,357,525	8,323,193
Sears (2)	20	52	72	2,168,374	7,251,172	9,419,546
Dillard's (3)	4	49	53	660,713	6,958,934	7,619,647
Sak's	-	1	1	-	83,066	83,066
Macy's (4)	15	32	47	1,957,154	5,137,196	7,094,350

Belk
Belk (5)	9	26	35	965,944	3,319,296	4,285,240
Parisian	1	-	1	148,810	-	148,810
Subtotal	10	26	36	1,114,754	3,319,296	4,434,050

Bon-Ton
Bon-Ton	2	1	3	186,824	131,915	318,739
Bergner's	-	3	3	-	385,401	385,401
Boston Store (6)	1	4	5	96,000	599,280	695,280
Younkers	3	1	4	269,060	106,131	375,191
Elder-Beerman	3	1	4	194,613	117,888	312,501
Subtotal	9	10	19	746,497	1,340,615	2,087,112

A'GACI	1	-	1	28,000	-	28,000
Ashley Home Store	1	-	1	26,439	-	26,439
Babies R Us	1	-	1	30,700	-	30,700
Barnes & Noble	13	-	13	388,674	-	388,674
Bass Pro Outdoor World	1	-	1	130,000	-	130,000
Beall Bros.	5	-	5	193,209	-	193,209
Beall's (Fla)	1	-	1	45,844	-	45,844
Bed, Bath & Beyond	6	-	6	179,915	-	179,915
Best Buy	3	-	3	98,481	-	98,481
Books A Million	5	-	5	85,016	-	85,016
Borders	5	-	5	116,732	-	116,732
Boscov's	-	1	1	-	150,000	150,000
Burlington Coat Factory	2	-	2	141,664	-	141,664
Cohn Furniture	1	-	1	20,030	-	20,030
Dick's Sporting Goods	11	1	12	623,134	70,000	693,134
Electronic Express	1	-	1	26,550	-	26,550
Encore	3	-	3	77,557	-	77,557
Flooring Supercenter	1	-	1	27,501	-	27,501
Gart Sports	1	-	1	24,750	-	24,750
Golf Galaxy	1	-	1	15,096	-	15,096
Gordman's	2	-	2	107,303	-	107,303
H&M	1	-	1	20,350	-	20,350
Harris Teeter	-	1	1	-	72,757	72,757
H.H.Gregg	-	1	1	-	33,887	33,887
Hobby Lobby	1	-	1	52,500	-	52,500
Jillian's	1	-	1	21,295	-	21,295
Jo-Ann Fabrics	2	-	2	53,573	-	53,573
Joe Brand	1	-	1	29,413	-	29,413
Kmart	1	-	1	86,479	-	86,479
Kohl's	4	1	5	357,091	68,000	425,091
Marshall's	2	-	2	82,996	-	82,996
Michaels	1	-	1	21,300	-	21,300

	Number of Stores			Gross Leaseable Area
Anchor	Mall Leased	Anchor Owned	Total	Mall Leased	Anchor Owned	Total
MMA Big Show	1	-	1	19,369	-	19,369
Nordstrom (7)	-	2	2	-	385,000	385,000
Old Navy	18	-	18	344,670	-	344,670
Petco	1	-	1	15,257	-	15,257
REI	1	-	1	24,427	-	24,427
Ron Jon Surf Shop	1	-	1	12,000	-	12,000
Ross Dress For Less	1	-	1	30,187	-	30,187
Schuler Books	1	-	1	24,116	-	24,116
SHOE DEPT. ENCORE	1	-	1	26,010	-	26,010
Shopko/K's Merchandise Mart	-	1	1	-	90,000	90,000
Smart Buys	1	-	1	33,460	-	33,460
Sports Authority	1	1	2	16,537	42,085	58,622
Staples	1	-	1	20,388	-	20,388
Steinhafels	1	-	1	28,828	-	28,828
Target	-	4	4	-	490,476	490,476
The Rush Fitness Complex	1	-	1	30,566	-	30,566
TJ Maxx	2	-	2	56,886	-	56,886
U. S. Government	-	1	1	-	138,189	138,189
Vintage Stock	1	-	1	46,108	-	46,108
Von Maur	-	2	2	-	233,280	233,280
XXI Forever / Forever 21	7	-	7	229,494	-	229,494
Vacant Anchors
Shopko	1	-	1	23,636	-	23,636
Becker Furniture	1	-	1	62,500	-	62,500
Belk	-	1	1	-	96,853	96,853
Boscov's	-	1	1	-	234,538	234,538
Circuit City	2	-	2	42,096	-	42,096
Dillard's	-	3	3	-	493,956	493,956
Goody's (8)	3	-	3	91,358	-	91,358
Linens N Things	3	-	3	83,517	-	83,517
Mervyn's (8)	1	-	1	90,000	-	90,000
Old Navy	1	-	1	31,858	-	31,858
Steve & Barry's	8	-	9	300,325	-	300,325

	234	226	460	15,388,976	31,046,825	46,435,801

(1)	Of the 35 stores owned by JC Penny, six are subject to ground lease payments to the Company.
(2)	Of the 52 stores owned by Sears, four are subject to ground lease payments to the Company.
(3)	Of the 49 stores owned by Dillard's, four are subject to ground lease payments to the Company.
(4)	Of the 32 stores owned by Macy's, five are subject to ground lease payments to the Company.
(5)	Of the 26 stores owned by Belk, two are subject to ground lease payments to the Company.
(6)	Of the four stores owned by Boston Store, one is subject to ground lease payments to the Company.
(7)	Of the two stores owned by Nordstrom, one is subject to ground lease payments to the Company.
(8)	Two Goody's locations have been re-leased and are scheduled to open Spring 2011; A portion of the former Mervyn's location has been re-leased to Dick's Sporting Goods.

Mall Stores

The Malls have approximately 8,098 mall stores. National and regional retail chains (excluding local franchises) lease approximately 79.8% of the occupied mall store GLA. Although mall stores occupy only 28.5% of the total mall GLA (the remaining 71.5% is occupied by anchors), the Malls received 82.4% of their revenues from mall stores for the year ended December 31, 2010.

Mall Lease Expirations

The following table summarizes the scheduled lease expirations for mall stores as of December 31, 2010:
Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2011	1485	$94,112,000	3,321,440	$28.33	13.1%	18.0%
2012	1102	106,277,000	2,805,005	37.89	14.8%	15.2%
2013	935	106,161,000	2,558,907	41.49	14.8%	13.9%
2014	614	67,323,000	1,634,266	41.19	9.4%	8.9%
2015	654	74,328,000	1,767,823	42.04	10.4%	9.6%
2016	453	59,393,000	1,371,953	43.29	8.3%	7.4%
2017	395	52,144,000	1,194,167	43.67	7.3%	6.5%
2018	410	57,687,000	1,298,157	44.44	8.0%	7.0%
2019	262	39,188,000	914,214	42.87	5.5%	5.0%
2020	279	39,028,000	940,391	41.50	5.4%	5.1%

(1)	Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2010 for expiring leases that were executed as of December 31, 2010.
(2)
Total annualized gross rent, including recoverable common area expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2010.

(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2010.

Mall Tenant Occupancy Costs

Occupancy cost is a tenant’s total cost of occupying its space, divided by sales. Mall store sales represents total sales amounts received from reporting tenants with space of less than 10,000 square feet.  The following table summarizes tenant occupancy costs as a percentage of total mall store sales for the last three years:

	Year Ended December 31,
	2010	2009	2008

Mall store sales (in millions)(1)	$5,349.76	$4,937.80	$5,239.80
Minimum rents	8.66%	9.50%	8.80%
Percentage rents	0.37%	0.70%	0.60%
Tenant reimbursements (2)	3.61%	3.70%	3.80%
Mall tenant occupancy costs	12.64%	13.90%	13.20%

(1)	Represents 100% of sales for the Malls. In certain cases, we own less than a 100% interest in the Malls.
(2)	Represents reimbursements for real estate taxes, insurance, common area maintenance charges and certain capital expenditures.

Debt on Malls

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2010” included herein for information regarding any liens or encumbrances related to our Malls.

Associated Centers

We own a controlling interest in 30 Associated Centers and a non-controlling interest in four Associated Centers as of December 31, 2010.

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

The following table sets forth certain information for each of the Associated Centers as of December 31, 2010:

Associated Center / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total GLA (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors
Annex at Monroeville Pittsburgh, PA	1969	100%	186,367	186,367	96%	Burlington Coat Factory, Dick's Sporting Goods, Guitar Center, Harbor Freight Tools
Bonita Lakes Crossing (4) Meridian, MS	1997/1999	100%	147,518	147,518	86%	Ashley Home Store, Jo Anne's, Office Max, TJ Maxx, Toys R Us
Chapel Hill Suburban (11) Akron, OH	1969	62.8%	117,088	117,088	30%	HH Gregg
Coastal Grand Crossing Myrtle Beach, SC	2005	50%	62,210	14,926	89%	Lifeway Christian Store, PetSmart
CoolSprings Crossing Nashville, TN	1992	100%	367,868	78,825	91%	American Signature (5), HH Gregg (6), Lifeway Christian Store, Target (5), Toys R Us (5), Whole Foods (6)
Courtyard at Hickory Hollow Nashville, TN	1979	100%	77,560	77,560	100%	Carmike Cinema
The District at Monroeville Pittsburgh, PA	2004	100%	71,624	71,624	97%	Barnes & Noble, ULTA
Eastgate Crossing Cincinnati, OH	1991	100%	198,488	175,004	87%	Borders, Kroger, JoAnns, Marshall's, Office Max (5)
Foothills Plaza Maryville, TN	1983/1986	100%	71,174	71,174	97%	Carmike Cinema, Dollar General, Foothill's Hardware, Beds To Go
Frontier Square Cheyenne, WY	1985	100%	186,552	16,527	100%	PETCO (7), Ross (7), Target (5), TJ Maxx (7)
Georgia Square Plaza Athens, GA	1984	100%	15,493	15,493	100%	Georgia Theatre Company
Governor's Square Plaza Clarksville, TN	1985(8)	50%	200,930	78,732	100%	Best Buy, Lifeway Christian Store, Premier Medical Group, Target (5)
Gunbarrel Pointe Chattanooga, TN	2000	100%	273,913	147,913	100%	David's Bridal, Kohl's, Target (5), Earthfare
Hamilton Corner Chattanooga, TN	1990/2005	90%	82,900	82,900	100%	PETCO
Hamilton Crossing Chattanooga, TN	1987/2005	92%	191,873	98,760	100%	Cost Plus World Market, Home Goods (8), Guitar Center, Lifeway Christian Store, Michaels (8), TJ Maxx, Toys R Us (5)
Harford Annex Bel Air, MD	1973/2003	100%	107,656	107,656	100%	Best Buy, Dollar Tree, Office Depot, PetSmart
The Landing at Arbor Place Atlanta(Douglasville), GA	1999	100%	162,985	85,298	75%	Michaels, Shoe Carnival, Toys R Us (5)
Layton Hills Convenience Center Layton, UT	1980	100%	91,312	91,312	96%	Big Lots, Dollar Tree, Downeast Outfitters
Layton Hills Plaza Layton, UT	1989	100%	18,801	18,801	92%	None
Madison Plaza Huntsville, AL	1984	100%	153,503	99,108	71%	Haverty's, Design World, HH Gregg (9)
Parkdale Crossing Beaumont, TX	2002	100%	80,102	80,102	95%	Barnes & Noble, Lifeway Christian Store, Office Depot, PETCO
Pemberton Plaza Vicksburg, MS	1986	10%	77,894	26,948	84%	Kroger (5)
The Plaza at Fayette Mall Lexington, KY	2006	100%	190,207	190,207	100%	Cinemark, Gordman's, Guitar Center, Old Navy
The Shoppes at Hamilton Place Chattanooga, TN	2003	92%	125,301	125,301	100%	Bed Bath & Beyond, Marshall's, Ross

Associated Center / Location	Year of Opening/ Most Recent Expansion			Total Leasable	Percentage GLA	Anchors
The Shoppes at Panama City Panama City, FL	2004	100%	61,221	61,221	80%	Best Buy
The Shoppes at St. Clair Square (11) Fairview Heights, IL	2007	62.8%	84,383	84,383	97%	Barnes & Noble
Sunrise Commons Brownsville, TX	2001	100%	202,012	100,567	100%	K-Mart (5), Marshall's, Old Navy, Ross
The Terrace Chattanooga, TN	1997	92%	156,468	156,468	100%	Academy Sports, Old Navy, Party City, Staples, DSW Shoes, ULTA
Triangle Town Place Raleigh, NC	2004	50%	149,471	149,471	100%	Bed Bath & Beyond, Dick's Sporting Goods, DSW Shoes, Party City, ULTA
Village at Rivergate Nashville, TN	1981/1998	100%	164,107	64,107	98%	Chuck E. Cheese, Essex Retail Outlet, Target (5)
West Towne Crossing Madison, WI	1980	100%	433,743	111,344	100%	Barnes & Noble, Best Buy, Kohl's (5), Cub Foods (5), Office Max (5), Shopko (5)
WestGate Crossing Spartanburg, SC	1985/1999	100%	157,870	157,870	91%	Old Navy, Toys R Us, Hamricks
Westmoreland Crossing (11) Greensburg, PA	2002	62.8%	283,252	283,252	72%	Carmike Cinema, Dick's Sporting Goods, Michaels (10), T.J. Maxx (10)
York Town Center York, PA	2007	50%	288,029	238,029	98%	Bed Bath & Beyond, Best Buy, Christmas Tree Store, Dick's Sporting Goods, Ross, Staples, ULTA
Total Associated Centers			5,239,875	3,611,856	91%

(1)	Includes total square footage of the anchors (whether owned or leased by the anchor) and shops. Does not include future expansion areas.
(2)	Includes leasable anchors.
(3)	Includes tenants with executed leases as of December 31, 2010, and includes leased anchors.
(4)
Bonita Lakes Crossing - We are the lessee under a ground lease for 34 acres, which extends through June 30, 2035, including one 25-year renewal option. The annual rent at December 31, 2010 was $24,046, increasing by an average of 2% each year.

(5)	Owned by the tenant.
(6)	CoolSprings Crossing - Space is owned by SM Newco Franklin LLC, an affiliate of Developers Diversified, and subleased to HH Gregg and Whole Foods.
(7)	Frontier Square - Space is owned by 1639 11th Street Associates and subleased to PETCO, Ross, and TJ Maxx.
(8)	Hamilton Crossing - Space is owned by Schottenstein Property Group and subleased to HomeGoods and Michaels.
(9)	Madison Plaza - Space is owned by SM Newco Huntsville LLC, an affiliate of Developers Diversified, and subleased to HH Gregg.
(10)	Westmoreland Crossing - Space is owned by Schottenstein Property Group and subleased to Michaels and T.J. Maxx.
(11)
Chapel Hill Suburban, The Shoppes at St. Clair Square and Westmoreland Crossing: These properties are presented on a consolidated basis in our financial statements; See Note 3 of the Notes to Consolidated Financial Statements in Part IV, Item 15.

Associated Centers Lease Expirations

The following table summarizes the scheduled lease expirations for Associated Center tenants in occupancy as of December 31, 2010:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as % of Total Leased GLA (3)
2011	20	$1,573,000	131,000	$12.01	3.8%	4.4%
2012	42	4,132,000	353,000	11.71	10.1%	11.7%
2013	41	4,065,000	309,000	13.16	9.9%	10.3%
2014	36	4,008,000	299,000	13.40	9.8%	9.9%
2015	43	5,408,000	404,000	13.39	13.2%	13.4%
2016	26	4,549,000	264,000	17.23	11.1%	8.8%
2017	21	4,219,000	329,000	12.82	10.3%	10.9%
2018	11	1,831,000	119,000	15.39	4.5%	3.9%
2019	16	2,841,000	180,000	15.78	6.9%	6.0%
2020	7	1,562,000	160,000	9.76	3.8%	5.3%

(1)	Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2010 for expiring leases that were executed as of December 31, 2010.
(2)
Total annualized gross rent, including recoverable common area expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2010.

(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2010.

Debt on Associated Centers

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2010” included herein for information regarding any liens or encumbrances related to our Associated Centers.

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

We own the land underlying the Community Centers in fee simple interest, except for Massard Crossing which is subject to long-term ground leases.

The following table sets forth certain information for each of our Community Centers at December 31, 2010:

Community Center / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total GLA (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors
Cobblestone Village at Palm Coast Palm Coast, FL	2007	100%	96,891	22,876	97%	Belk (4)
Hammock Landing West Melbourne, FL	2009	50%	353,760	216,759	85%	HH Gregg, Kohl's (4), Marshall's, Michaels, PETCO, Target (4), ULTA
High Pointe Commons Harrisburg, PA	2006/2008	50%	341,313	118,850	92%	JC Penney (4), Target (4), Christmas Tree Shops
Massard Crossing (5) Ft. Smith, AR	2001	10%	300,717	98,410	99%	Goody's, TJ Maxx, WalMart (4)
Oak Hollow Square High Point, NC	1998	100%	138,673	138,673	100%	Harris Teeter, Stein Mart, Triad Furniture
Renaissance Center High Point, NC	2003/2007	50%	355,396	325,596	92%	Best Buy, Cost Plus, Nordstrom, REI, Pier 1 imports, Toys R Us, Old Navy, ULTA,
Statesboro Crossing Statesboro, GA	2008	100%	134,705	134,705	98%	Books A Million, Hobby Lobby, PETCO, TJ Maxx
The Pavillion at Port Orange Port Orange, FL	2010	50%	345,890	345,890	94%	Belk, Hollywood Theaters, HomeGoods, Marshall's, Michaels, PETCO, ULTA
The Promenade D'Iberville, MS	2009	85%	497,896	280,936	95%	Best Buy, Dick's Sporting Goods, Kohl's (4), Marshall's, Michaels, Office Depot, PetSmart, Target (4), ULTA
Westridge Square Greensboro, NC	1984/1987	100%	215,193	215,193	100%	Harris Teeter, Kohl's
Willowbrook Plaza Houston, TX	1999	10%	384,829	284,829	76%	American Multi-Cinema, Finger Furniture, Lane Home Furnishings

Total Community Centers			3,165,263	2,182,717	92%

(1)	Includes total square footage of the Anchors (whether owned or leased by the Anchor) and shops. Does not include future expansion areas.
(2)	Includes leasable Anchors.
(3)	Includes tenants with executed leases as of December 31, 2010, and includes leased anchors.
(4)	Owned by tenant.
(5)	Massard Crossing – The land is ground leased through February 2016. The rent for 2010 was $41,556 with a 4% annual increase through the maturity date.

Community Centers Lease Expirations

The following table summarizes the scheduled lease expirations for tenants in occupancy at Community Centers as of December 31, 2010:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA(3)
2011	21	$1,202,000	49,000	$24.53	3.7%	2.4%
2012	33	2,588,000	216,000	11.98	7.9%	10.7%
2013	27	2,473,000	118,000	20.96	7.5%	5.8%
2014	49	3,676,000	158,000	23.27	11.2%	7.8%
2015	25	1,947,000	86,000	22.64	5.9%	4.3%
2016	5	614,000	107,000	5.74	1.9%	5.3%
2017	18	2,462,000	118,000	20.86	7.5%	5.8%
2018	16	3,691,000	269,000	13.72	11.2%	13.3%
2019	20	5,153,000	274,000	18.81	15.7%	13.6%
2020	14	3,570,000	235,000	15.19	10.9%	11.7%

(1)	Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2010 for expiring leases that were executed as of December 31, 2010.
(2)
Total annualized gross rent, including recoverable common area expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2010.

(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2010.

Debt on Community Centers

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2010” included herein for information regarding any liens or encumbrances related to our Community Centers.

Office Buildings

We own a controlling interest in 14 Office Buildings and a non-controlling interest in six Office Buildings.

We own a 92% interest in the 128,000 square foot office building where our corporate headquarters is located. As of December 31, 2010, we occupied 61.8% of the total square footage of the building.

The following tables set forth certain information for each of our Office Buildings at December 31, 2010:

Office Building / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total GLA (1)	Total Leasable GLA	Percentage GLA Occupied
840 Greenbrier Circle Chesapeake, VA	1983	100%	50,820	50,820	87%
850 Greenbrier Circle Chesapeake, VA	1984	100%	81,318	81,318	100%
1500 Sunday Drive Raleigh, NC	2000	100%	61,227	61,227	91%
Bank of America Building Greensboro, NC	1988	50%	49,327	49,327	100%
CBL Center Chattanooga, TN	2001	92%	128,265	128,265	97%
CBL Center II Chattanooga, TN	2008	92%	77,211	77,211	86%
First Citizens Bank Building Greensboro, NC	1985	50%	43,088	43,088	74%
First National Bank Building Greensboro, NC	1990	50%	3,774	3,774	100%
Friendly Center Office Building Greensboro, NC	1972	50%	32,262	32,262	72%
Green Valley Office Building Greensboro, NC	1973	50%	27,604	27,604	57%
Lake Pointe Office Building Greensboro, NC	1996	100%	88,088	88,088	89%
Oak Branch Business Center Greensboro, NC	1990/1995	100%	33,622	33,622	63%
One Oyster Point Newport News, VA	1984	100%	36,097	36,097	61%
Pearland Office Pearland, TX	2009	100%	58,689	58,689	42%
Peninsula Business Center I Newport News, VA	1985	100%	21,886	21,886	91%
Peninsula Business Center II Newport News, VA	1985	100%	40,430	40,430	100%
Richland Office Plaza Waco, TX	1981	100%	13,922	13,922	87%
Suntrust Bank Building Greensboro, NC	1998	100%	106,959	106,959	99%
Two Oyster Point Newport News, VA	1985	100%	39,283	39,283	77%
Wachovia Office Building Greensboro, NC	1992	50%	12,000	12,000	100%
Total Office Buildings			1,005,872	1,005,872	86%

(1)  Includes total square footage of the offices.  Does not include future expansion areas.

Office Buildings Lease Expirations

The following table summarizes the scheduled lease expirations for tenants in occupancy at Office Buildings as of December 31, 2010:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2011	27	$1,275,000	77,000	$16.56	7.1%	8.5%
2012	27	2,498,000	139,000	17.97	13.8%	15.3%
2013	30	1,925,000	118,000	16.31	10.7%	13.0%
2014	10	1,479,000	89,000	16.62	8.2%	9.8%
2015	13	1,917,000	92,000	20.84	10.6%	10.1%
2016	8	3,533,000	143,000	24.71	19.6%	15.8%
2017	3	1,531,000	85,000	18.01	8.5%	9.3%
2018	3	1,994,000	58,000	34.38	11.0%	6.4%
2019	1	690,000	42,000	16.43	3.8%	4.6%
2020	1	118,000	6,000	19.67	0.7%	0.6%

(1)
Total annualized contractual gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2010 for expiring leases that were executed as of December 31, 2010.

(2)
Total annualized contractual gross rent, including recoverable common area expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2010.

(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2010.

Debt on Office Buildings

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2010” included herein for information regarding any liens or encumbrances related to our Offices.

Mortgages

We own eight mortgages, seven of which are collateralized by first mortgages and one of which is collateralized by a wrap-around mortgage on the underlying real estate and related improvements. The mortgages are more fully described on Schedule IV in Part IV of this report.

Mortgage Loans Outstanding at December 31, 2010 (in thousands):

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/10 (1)	Annual Debt Service	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity	Open to Prepayment Date (2)
Consolidated Debt
Malls:
Alamance Crossing	100%	1.51%	52,183	$788	Sep-11	-	$52,183	Open	(4)
Arbor Place	100%	6.51%	66,936	6,610	Jul-12	-	63,397	Open
Asheville Mall	100%	6.98%	62,141	5,677	Sep-11	-	61,229	Open	(11)
Brookfield Square	100%	5.08%	96,362	6,822	Nov-15	-	85,601	Open
Burnsville Center	100%	6.00%	82,395	6,417	Jul-20	-	63,589	Jul-13
Cary Towne Center	100%	8.50%	63,441	6,898	Mar-17	-	45,114	Open	(11)
Chapel Hill Mall *	100%	6.10%	72,537	5,599	Aug-16	-	64,609	Open
CherryVale Mall	100%	5.00%	86,029	6,055	Oct-15	-	76,647	Open
Chesterfield Mall *	100%	5.74%	140,000	8,344	Sep-16	-	140,000	Open
Citadel Mall	100%	5.68%	71,318	5,226	Apr-17	-	62,525	Open
Columbia Place	100%	5.45%	28,322	2,493	Sep-13	-	25,512	Open
CoolSprings Galleria	100%	6.98%	113,664	10,683	May-18	-	87,037	Jun-13
Cross Creek Mall	100%	7.40%	57,981	5,401	Apr-12	-	56,520	Open
East Towne Mall	100%	5.00%	73,340	5,153	Nov-15	-	65,231	Open
Eastland Mall	100%	5.85%	59,400	3,475	Dec-15	-	59,400	Open
Fashion Square	100%	6.51%	51,249	5,061	Jul-12	-	48,540	Open

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/10 (1)	Annual Debt Service	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity	Open to Prepayment Date (2)
Fayette Mall	100%	7.00%	85,045	7,824	Jul-11	-	84,096	Open
Greenbrier Mall *	100%	5.91%	79,910	6,055	Aug-16	-	71,111	Open
Hamilton Place	90%	5.86%	109,938	8,292	Aug-16	-	97,757	Open
Hanes Mall	100%	6.99%	160,231	13,080	Oct-18	-	140,968	Open
Hickory Hollow Mall	100%	6.00%	28,786	4,630	Oct-18	-	-	Open	(5)
Hickory Point Mall	100%	5.85%	30,790	2,347	Dec-15	-	27,690	Open
Honey Creek Mall	100%	8.00%	32,577	3,373	Jul-19	-	23,290	Open	(6)
Janesville Mall	100%	8.38%	7,868	1,857	Apr-16	-	-	Open
Jefferson Mall	100%	6.51%	37,287	3,682	Jul-12	-	35,316	Open
Laurel Park Place	100%	8.50%	46,258	4,985	Dec-12	-	44,096	Open
Layton Hills Mall	100%	5.66%	101,930	7,453	Apr-17	-	89,327	Open
Mall del Norte	100%	5.04%	113,400	5,715	Dec-14	-	113,400	Open
Mall of Acadiana *	100%	5.67%	142,617	10,435	Apr-17	-	124,998	Open
Mid Rivers Mall *	100%	7.24%	78,748	5,701	Jul-11	-	78,748	Open
Midland Mall	100%	6.10%	35,797	2,763	Aug-16	-	31,885	Open
Monroeville Mall	100%	5.73%	113,765	10,363	Jan-13	-	105,507	Open
Northpark Mall	100%	5.75%	36,063	3,171	Mar-14	-	32,250	Open
Northwoods Mall	100%	6.51%	53,384	5,271	Jul-12	-	50,562	Open
Oak Hollow Mall	75%	2.00%	39,484	4,709	Feb-12	-	37,549	Open
Oak Park Mall	100%	5.85%	275,700	16,128	Dec-15	-	275,700	Open
Old Hickory Mall	100%	6.51%	29,567	2,920	Jul-12	-	28,004	Open
Panama City Mall	100%	7.30%	36,495	3,373	Aug-11	-	36,089	Open
Parkway Place	100%	6.50%	41,717	3,403	Jul-20	-	32,660	Jul-13
Pearland Office	100%	2.71%	7,562	205	Jul-11	Jul-12	7,562	Open	(4)
Pearland Town Center	100%	2.71%	126,321	3,423	Jul-11	Jul-12	126,321	Open	(4)
Randolph Mall	100%	6.50%	12,891	1,272	Jul-12	-	12,209	Open
Regency Mall	100%	6.51%	29,238	2,887	Jul-12	-	27,693	Open
RiverGate Mall	100%	2.51%	87,500	2,196	Sep-11	Sep-13	87,500	Open
South County Center *	100%	4.96%	75,791	5,515	Oct-13	-	70,625	Open
Southpark Mall	100%	7.00%	32,229	3,308	May-12	-	30,763	Open
St. Clair Square *	100%	4.53%	70,875	4,711	Jan-15	-	64,500	Open	(12)
Valley View Mall	100%	6.50%	64,561	5,267	Jul-20	-	50,547	Jul-13
Volusia Mall	100%	8.00%	56,040	5,802	Jul-19	-	40,063	Open	(6)
West County Center*	100%	5.19%	148,949	11,189	Apr-13	-	140,958	Open
West County Center - restaurant village*	100%	1.26%	29,424	371	Mar-11	Mar-13	29,424	Open	(4)
West Towne Mall	100%	5.00%	103,592	7,279	Nov-15	-	92,139	Open
WestGate Mall	100%	6.50%	46,310	4,570	Jul-12	-	43,860	Open
Westmoreland Mall *	100%	5.05%	68,915	5,993	Mar-13	-	63,175	Open
			3,854,853	292,220			3,505,476

Associated Centers:
The Courtyard at Hickory Hollow	100%	6.00%	1,663	267	Oct-18	-	-	Open	(5)
EastGate Crossing	100%	5.66%	15,875	1,159	May-17	-	13,862	Open
Hamilton Corner	90%	5.67%	16,159	1,183	Apr-17	-	14,341	Open
The Landing at Arbor Place	100%	6.51%	7,556	746	Jul-12	-	7,157	Open
The Plaza at Fayette	100%	5.67%	42,102	3,081	Apr-17	-	36,819	Open
The Shoppes at St. Clair *	100%	5.67%	21,337	1,562	Apr-17	-	18,702	Open
The Terrace	92%	7.25%	14,693	1,284	Jun-20	-	10,814	Open
			119,385	9,282			101,695

Community Centers:
Massard Crossing, Pemberton Plaza and Willowbrook Plaza	10%	7.54%	34,961	3,264	Feb-12	-	34,230	Open	(7)
The Promenade	85%	2.13%	64,265	1,369	Mar-11	Mar-12	64,265	Open	(4)
Southaven Towne Center	100%	5.50%	43,366	3,134	Jan-17	-	37,969	Open	(4)
Statesboro Crossing	50%	1.26%	15,002	189	Feb-11	Feb-13	15,002	Open
			157,594	7,956			151,466

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/10 (1)	Annual Debt Service	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity	Open to Prepayment Date (2)
Office Buildings:
CBL Center	92%	6.25%	13,139	1,108	Aug-12	-	12,662	Open
CBL Center II	92%	4.50%	11,599	522	Aug-11	-	11,599	Open	(4)
			24,738	1,630			24,261

Credit Facilities:
Secured Credit Facility - $525,000 capacity	100%	5.25%	75,124	3,944	Feb-12	Feb-13	75,124	Open
Secured Credit Facility - $520,000 capacity	100%	3.10%	518,920	16,087	Aug-11	Apr-14	518,920	Open
Secured Credit Facility - $105,000 capacity	100%	4.50%	4,200	189	Jun-12	-	4,200	Open
Unsecured term facility - General	100%	1.92%	228,000	4,378	Apr-11	Apr-13	228,000	Open
Unsecured term facility - Starmount	100%	1.39%	209,494	2,912	Nov-11	Nov-12	209,494	Open
			1,035,738	27,510			1,035,738
Construction Properties:
Alamance West	100%	3.26%	582	19	Dec-13	Dec-15	582	Open	(4)
The Forum at Grandview - Land	75%	3.76%	1,800	68	Sep-12	Sep-13	1,800	Open	(4)
The Forum at Grandview	75%	3.26%	9,741	318	Sep-13	Sep-14	9,741	Open	(4)
The Outlet Shoppes at Oklahoma City	75%	3.27%	2,413	79	Dec-13	Dec-15	2,413	Open	(4)
			14,536	484			14,536

Unamortized Premiums (Discounts)			2,903	-			-		(8)

Total Consolidated Debt			$5,209,747	$339,082			$4,833,172

Unconsolidated Debt:

Bank of America Building	50%	5.33%	9,250	493	Apr-13	-	9,250	Open
Coastal Grand-Myrtle Beach	50%	5.09%	85,633	7,078	Oct-14	-	74,423	Open	(3)
First Citizens Bank Building	50%	5.33%	5,110	272	Apr-13	-	5,110	Open
First National Bank Building	50%	5.33%	809	43	Apr-13	-	809	Open
Friendly Center Office Building	50%	5.33%	2,199	264	Apr-13	-	4,949	Open
Friendly Shopping Center	50%	5.33%	77,625	4,137	Apr-13	-	77,625	Open
Governor's Square Mall	48%	8.23%	24,552	3,476	Sep-16	-	14,144	Open
Green Valley Office Building	50%	5.33%	1,941	103	Apr-13	-	1,941	Open
Gulf Coast Town Center (Phase I)	50%	5.60%	190,800	10,685	Jul-17	-	190,800	Open
Gulf Coast Town Center (Phase III)	50%	1.76%	11,561	203	Apr-11	Apr-12	11,561	Open	(4	)(10)
Hammock Landing (Phase I)	50%	4.50%	42,334	1,905	Aug-11	Aug-13	42,334	Open	(4	)(10)
Hammock Landing (Phase II)	50%	2.26%	3,276	74	Aug-11	-	3,276	Open	(4	)(10)
High Pointe Commons (Phase I)	50%	5.74%	14,592	1,211	May-17	-	12,068	Open
High Pointe Commons (Phase II)	50%	6.10%	5,820	481	Jul-17	-	4,807	Open
Imperial Valley Mall	60%	4.99%	54,900	3,859	Sep-15	-	49,019	Open
Kentucky Oaks Mall	50%	5.27%	26,406	2,429	Jan-17	-	19,223	Open
Renaissance Center (Phase I)	50%	5.61%	35,009	2,569	Jul-16	-	31,297	Open
Renaissance Center (Phase II)	50%	5.22%	15,700	820	Apr-13	-	15,700	Open
Summit Fair	27%	4.00%	80,437	3,217	Jul-12	-	80,437	Open	(4	)(9)
The Pavilion at Port Orange	50%	4.50%	69,363	3,121	Dec-11	Dec-13	69,363	Open	(4	)(10)
The Shops at Friendly Center	50%	5.90%	42,592	3,203	Jan-17	-	37,639	Open
Triangle Town Center	50%	5.74%	190,553	14,367	Dec-15	-	170,715	Open
Wachovia Office Building	50%	5.33%	3,066	163	Apr-13	-	3,066	Open
York Town Center	50%	1.51%	40,075	605	Oct-11	-	40,075	Open	(4)
Total Unconsolidated Debt			$1,033,603	$64,778			$969,631

Total Consolidated and Unconsolidated Debt			$6,243,350	$403,860			$5,802,803

Company's Pro-Rata Share of Total Debt			$5,750,555	$425,554					(13)

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

(4) The interest rate is variable at various spreads over LIBOR priced at the rates in effect at December 31, 2010. The note is prepayable at any time without prepayment penalty.
(5) The mortgages are cross-collateralized and cross-defaulted and the loan is prepayable at any time without prepayment penalty.
(6) The mortgages are cross-collateralized and cross-defaulted.
(7) The mortgages are cross-collateralized and cross-defaulted.
(8)   Represents premiums related to debt assumed to acquire real estate assets, which had stated interest rates that were above or below the estimated market rates for similar debt instruments at the respective acquisition dates.

(9) The Company has guaranteed 27%, up to a maximum of $24,379, of the outstanding balance of this construction financing.
(10) The Company owns less than 100% of the property but guarantees 100% of the debt.
(11) Commencing on April 5, 2009, Cary Towne Center has 30 monthly installments of $997 for principal and interest of which $400 represents additional payment of principal through September 5, 2011.  Subsequent monthly installments of principal and interest shall be reduced to $575 beginning on October 5, 2011. This mortagage is cross-defaulted with the mortgage on Asheville Mall.

(12) The Company has entered into an interest rate cap on a notional amount of $72,000, amortizing to $69,375 over the term of the cap, related to st. Clair Square to limit the maximum interest rate that may be applied to the variable-rate loan to 7.00%.  The cap terminates in January 2012.

(13  Represents the Company's pro rata share of debt, including our share of unconsolidated affiliates' debt and excluding noncontrolling interests' share of consolidated debt on shopping center properties.

The following is a reconciliation of consolidated debt to the Company's pro rata share of total debt:

Total consolidated debt	$5,209,747
Noncontrolling interests' share of consolidated debt	(25,636)
Company's share of unconsolidated debt	566,444
Company's pro rata share of total debt	$5,750,555

        The following Properties have been pledged as collateral for our secured lines of credit:

Property	Location
Bonita Crossing	Meridian, MS
Bonita Lakes Mall	Meridian, MS
Brookfield Square (1)	Brookfield, WI
Citadel Mall (1)	Charleston, SC
College Square	Morristown, TN
CoolSprings Crossing	Nashville, TN
The District at Monroeville	Pittsburgh, PA
EastGate Mall	Cincinnati, OH
Foothills Mall (1)	Maryville, TN
Foothills Plaza	Maryville, TN
Frontier Mall	Cheyenne, WY
Frontier Square	Cheyenne, WY
Georgia Square	Athens, GA
Georgia Square Plaza	Athens, GA
Gunbarrel Pointe	Chattanooga, TN
Hamilton Crossing	Chattanooga, TN
Harford Annex	Bel Air, MD
Harford Mall	Bel Air, MD
The Lakes Mall	Muskegon, MI
Lakeshore Mall	Sebring, FL
Madison Plaza	Huntsville, AL
Madison Square	Huntsville, AL
Mall del Norte (1)	Laredo, TX
Meridian Mall	Lansing, MI
Park Plaza Mall	Little Rock, AR
Parkdale Crossing	Beaumont, TX
Parkdale Mall	Beaumont, TX
Post Oak Mall	College Station, TX
Richland Mall	Waco, TX
Richland Office Plaza	Waco, TX
River Ridge Mall	Lynchburg, VA
The Shoppes at Hamilton Place	Chattanooga, TN
The Shoppes at Panama City	Panama City, FL
Stroud Mall	Stroudsburg, PA
Sunrise Commons	Brownsville, TX
Sunrise Mall	Brownsville, TX
Turtle Creek Mall	Hattiesburg, MS
Walnut Square	Dalton, GA
WestGate Crossing	Spartanburg, SC
West Towne Crossing	Madison, WI
York Galleria	York, PA

(1) Only certain parcels at these Properties have been pledged as collateral

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock of CBL & Associates Properties, Inc. is traded on the New York Stock Exchange.  The stock symbol is “CBL”. Quarterly sale prices and dividends paid per share of Common stock are as follows:

	Market Price
Quarter Ended	High	Low	Dividend
2010
March 31	$15.56	$9.21	$0.200
June 30	$16.59	$12.19	$0.200
September 30	$14.77	$11.03	$0.200
December 31	$19.00	$12.98	$0.200

2009
March 31	$8.90	$1.92	$0.370
June 30	$8.27	$2.16	$0.110
September 30	$11.17	$4.10	$0.050
December 31	$10.69	$7.60	$0.050

There were approximately 813 shareholders of record for our common stock as of February 9, 2011.

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

See Part III, Item 12 contained herein for information regarding securities authorized for issuance under equity compensation plans.

The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
Oct. 1–31, 2010	—	$—	—	$—
Nov. 1–30, 2010	73	18.20	—	—
Dec. 1–31, 2010	—	—	—	—
Total	73	$18.20	—	$—

(1)	Represents shares surrendered to the Company by employees to satisfy federal and state income tax withholding requirements related to the vesting of shares of restricted stock issued under the CBL & Associates Properties, Inc. Amended and Restated Stock Incentive Plan, as amended.
(2)	Represents the market value of the common stock on the vesting date for the shares of restricted stock, which was used to determine the number of shares required to be surrendered to satisfy income tax withholding requirements.

ITEM 6. SELECTED FINANCIAL DATA
       (In thousands, except per share data)

	Year Ended December 31, (1)
	2010	2009	2008	2007	2006
Total revenues	$1,071,804	$1,082,279	$1,132,174	$1,036,163	$993,139
Total operating expenses	(701,302)	(802,272)	(756,505)	(612,023)	(579,380)
Income from operations	370,502	280,007	375,669	424,140	413,759
Interest and other income	3,873	5,211	10,076	10,905	9,084
Interest expense	(286,579)	(292,826)	(311,710)	(286,455)	(256,824)
Loss on extinguishment of debt	-	(601)	-	(227)	(935)
Gain (loss) on investments	888	(9,260)	(17,181)	(18,456)	-
Gain on sales of real estate assets	2,887	3,820	10,865	15,570	14,505
Equity in earnings (losses) of unconsolidated affiliates	(188)	5,489	2,831	3,502	5,295
Income tax benefit (provision)	6,417	1,222	(13,495)	(8,390)	(5,902)
Income (loss) from continuing operations	97,800	(6,938)	57,055	140,589	178,982
Discontinued operations	370	(127)	5,986	7,019	12,978
Net income (loss)	98,170	(7,065)	63,041	147,608	191,960
Net (income) loss attributable to noncontrolling interests in:
Operating partnership	(11,018)	17,845	(7,495)	(46,246)	(70,323)
Other consolidated subsidiaries	(25,001)	(25,769)	(23,959)	(12,215)	(4,136)
Net income (loss) attributable to the Company	62,151	(14,989)	31,587	89,147	117,501
Preferred dividends	(32,619)	(21,818)	(21,819)	(29,775)	(30,568)
Net income (loss) available to common shareholders	$29,532	$(36,807)	$9,768	$59,372	$86,933
Basic per share data attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$0.21	$(0.35)	$0.10	$0.84	$1.24
Net income (loss) attributable to common shareholders	$0.21	$(0.35)	$0.15	$0.90	$1.35
Weighted average shares outstanding	138,375	106,366	66,313	65,694	64,329
Diluted per share data attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$0.21	$(0.35)	$0.10	$0.84	$1.21
Net income (loss) attributable to common shareholders	$0.21	$(0.35)	$0.15	$0.90	$1.32
Weighted average common and potential dilutive common shares outstanding	138,416	106,366	66,418	66,190	65,652
Amounts attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$29,263	$(36,721)	$6,374	$55,409	$79,730
Discontinued operations	269	(86)	3,394	3,963	7,203
Net income (loss) attributable to common shareholders	$29,532	$(36,807)	$9,768	$59,372	$86,933
Dividends declared per common share	$0.80	$0.58	$2.01	$2.06	$1.88

	December 31,
	2010	2009	2008	2007	2006
BALANCE SHEET DATA:
Net investment in real estate assets	$6,890,137	$7,095,035	$7,321,480	$7,402,278	$6,094,251
Total assets	7,506,554	7,729,110	8,034,335	8,105,047	6,518,810
Total mortgage and other indebtedness	5,209,747	5,616,139	6,095,676	5,869,318	4,564,535
Redeemable noncontrolling interests	458,213	444,259	439,672	463,445	73,245
Shareholders’ equity:
Redeemable preferred stock	23	12	12	12	32
Other shareholders’ equity	1,300,315	1,117,884	788,512	895,171	1,030,712
Total shareholders’ equity	1,300,338	1,117,896	788,524	895,183	1,030,744
Noncontrolling interests	223,605	302,483	380,472	482,217	540,317
Total equity	$1,523,943	$1,420,379	$1,168,996	$1,377,400	$1,571,061

	Year Ended December 31,
	2010	2009	2008	2007	2006
OTHER DATA:
Cash flows provided by (used in):
Operating activities	$429,792	$431,638	$419,093	$470,279	$388,911
Investing activities	(5,558)	(160,302)	(360,601)	(1,103,121)	(347,239)
Financing activities	(421,400)	(275,834)	(71,512)	669,968	(41,810)

Funds From Operations (FFO) of the Operating Partnership (2)	354,601	282,206	376,273	361,528	390,089
FFO allocable to Company shareholders	258,256	190,066	213,347	204,119	216,499

(1)
Please refer to Notes 2, 3 and 5 to the consolidated financial statements for a description of impairment charges, acquisitions and joint venture transactions that have impacted the comparability of the financial information presented.  Also, please refer to Note 4 to the consolidated financial statements for a description of discontinued operations that resulted in revisions to certain amounts previously reported.

(2)
Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for the definition of FFO, which does not represent cash flows from operations as defined by accounting principles generally accepted in the United States and is not necessarily indicative of the cash available to fund all cash requirements.  A reconciliation of FFO to net income (loss) attributable to common shareholders is presented on page 70.

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

Executive Overview

We are a self-managed, self-administered, fully integrated real estate investment trust (“REIT”) that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air centers, community centers and office properties. Our shopping centers are located in 26 states, but are primarily in the southeastern and midwestern United States.  We have elected to be taxed as a REIT for federal income tax purposes.

As of December 31, 2010, we owned controlling interests in 76 regional malls/open-air centers, 30 associated centers (each adjacent to a regional shopping mall), eight community centers and 14 office buildings, including our corporate office building. We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a variable interest entity. As of December 31, 2010, we owned non-controlling interests in seven regional malls, four associated centers, four community centers and six office buildings. Because one or more of the other partners have substantive participating rights, we do not control these partnerships and joint ventures and, accordingly, account for these investments using the equity method.  We had controlling interests in one open-air center expansion, one community center expansion, and one outlet center, owned in a 75/25 joint venture, under construction at December 31, 2010. We also hold options to acquire certain development properties owned by third parties.

Throughout 2010, we have focused on stabilizing the operating income of each of our existing Properties and lowering our leverage levels.  We are pleased that our results for this year reflect significant progress in these areas.  Our stabilized mall portfolio occupancy level increased 160 basis points in 2010 over the prior year and we completed lease signings for more than 4.4 million square feet of space in our operating portfolio.  Same-store sales per square foot for stabilized mall tenants 10,000 square feet or less for 2010 increased 2.5% over the prior year.

During 2010, we achieved attractive pricing on the disposition of several non-core shopping centers, generating cash to pay down variable-rate recourse debt.  We also completed two preferred stock offerings in 2010 that raised approximately $232.3 million, after underwriting costs and related expenses.  These transactions have substantially contributed to the reduction of approximately $435.2 million in our overall debt level at December 31, 2010 as compared to December 31, 2009.  These accomplishments emphasize the strength of our Company and validate our strategic focus.

Our Funds From Operations (“FFO”) for the year ended December 31, 2010 increased $72.4 million compared to the prior year.  FFO was positively impacted by a decrease of $74.7 million in impairment charges related to our operating Properties compared to the prior year.  FFO is a key performance measure for real estate companies.  Please see the more detailed discussion of this measure on page 70.

The past two years have been challenging for the retail real estate environment.  However, we have begun to see signs of economic improvement in the retail sector and we are optimistic that these trends will continue.  While we have concentrated on stabilizing the operating income of each of our existing Properties in the recent past, we now look forward in 2011 to producing growth in operating income.  We are focused on increasing our gains in occupancy and improving lease spreads, as well as specialty leasing and branding.  With a full year of positive sales growth behind us, we expect to see modest sales increases continue throughout the coming year.  We anticipate that this will enhance the current leasing environment and are encouraged that we will begin to see positive traction in our renewal spreads.  We believe CBL is emerging from the past recession as a stronger company and we are confident that 2011 will be a productive year for our organization.

Results of Operations

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

Properties that were in operation for the entire year during both 2010 and 2009 are referred to as the “2010 Comparable Properties.” Since January 1, 2009, we have acquired or opened a total of six community centers as follows:

Property	Location	Date Acquired / Opened
New Developments:
Hammock Landing (1)	West Melbourne, FL	April 2009
Summit Fair (2)	Lee’s Summit, MO	August 2009
Settlers Ridge (Phase I) (3)	Robinson Township, PA	October 2009
The Promenade	D’Iberville, MS	October 2009
The Pavilion at Port Orange (Phase I and Phase 1A) (1)	Port Orange, FL	March 2010
The Forum at Grandview (Phase I)	Madison, MS	November 2010

(1)
These Properties represent 50/50 joint ventures that are accounted for using the equity method of accounting and are included in equity in earnings (losses) of unconsolidated affiliates in the accompanying consolidated statements of operations.

(2)	CBL’s interest represents cost of the land underlying the project for which it will receive ground rent and a percentage of the net operating cash flows.
(3)	This Property was sold in December 2010 and is included in Discontinued Operations.

         Of these Properties, two community centers, The Promenade and The Forum at Grandview, are included in the Company’s operations on a consolidated basis.  In addition to the above Properties, in October 2010, we purchased the remaining 50% interest in Parkway Place in Huntsville, AL, from our joint venture partner.  The results of operations of this Property, previously accounted for using the equity method of accounting, are included in the Company’s operations on a consolidated basis beginning October 1, 2010.  The Promenade, The Forum at Grandview and Parkway Place are collectively referred to as the “2010 New Properties”.  The transactions related to the 2010 New Properties impact the comparison of the results of operations for the year ended December 31, 2010 to the results of operations for the year ended December 31, 2009.

Revenues

Total revenues declined by $10.5 million for 2010 compared to the prior year.  Rental revenues and tenant reimbursements declined by $10.5 million due to a decrease of $14.6 million from the 2010 Comparable Properties, partially offset by an increase of $4.1 million from the 2010 New Properties.  The decrease in revenues of the 2010 Comparable Properties was primarily driven by declines of $9.8 million in tenant reimbursements and $4.7 million in lease termination fees.  Tenant reimbursements have decreased primarily due to certain tenants converting their lease payment terms to percentage in lieu or base rent.  Tenant reimbursements have also been impacted by negative leasing spreads over the past year.

Our cost recovery ratio decreased to 101.9% for 2010 from 102.3% for 2009 primarily due to the decline in tenant reimbursements discussed above.

The decrease in management, development and leasing fees of $1.0 million was mainly attributable to lower development fee income due to the completion in 2009 or early 2010 of certain joint venture developments that were under construction during the prior year period.

Other revenues increased $1.0 million primarily due to higher revenues related to our subsidiary that provides security and maintenance services to third parties.

Operating Expenses

Total expenses decreased $101.0 million for 2010 compared to the prior year, primarily as a result of a decrease of $74.7 million in loss on impairment of real estate, as discussed further below.  Property operating expenses, including real estate taxes and maintenance and repairs, decreased $8.0 million due to lower expenses of $7.2 million related to the 2010 Comparable Properties and $0.8 million related to the 2010 New Properties. The decrease in property operating expenses of the Comparable Properties is primarily attributable to reductions of $3.1 million in promotion-related costs, $2.1 million in bad debt expense, $1.8 million in contracted security and maintenance expenses and $0.9 million in state tax expense.  Property operating expenses continued to benefit from the cost containment program that we implemented in late 2008 and 2009.  Bad debt expense decreased as a result of less store closure activity compared to the prior year.

The decrease in depreciation and amortization expense of $20.4 million resulted from a decrease of $22.5 million from the 2010 Comparable Properties, partially offset by an increase of $2.1 million related to the 2010 New Properties. The decrease attributable to the 2010 Comparable Properties is primarily due to a $13.0 million decline in depreciation expense for buildings and a $10.8 million decline in amortization of tenant allowances.  The decline in depreciation expense for buildings was primarily due to the write-off of the value of certain buildings in the prior year that were reconstructed for new tenants in 2010.  The decrease in amortization of tenant allowances was attributable to write-offs of certain unamortized tenant allowances in the prior year period related to several store closings.

General and administrative expenses increased $2.4 million primarily as a result of a reduction in capitalized overhead of $1.6 million coupled with an increase of $2.0 million in consulting fees and legal expenses, partially offset by a decline of $1.3 million in payroll and related expenses. As a percentage of revenues, general and administrative expenses were 4.0% in 2010 compared to 3.8% in 2009.

During the course of our normal quarterly impairment review process for the second quarter of 2010, it was determined that a write-down of the depreciated book value of Oak Hollow Mall in High Point, NC, to its estimated fair value of approximately $11.6 million was necessary.  This resulted in a non-cash loss on impairment of real estate assets of $25.4 million in 2010.  In addition, during the fourth quarter of 2010, we incurred a loss on impairment of real estate assets of $12.4 million due to a loss related to the sale of Milford Marketplace in Milford, CT, and the conveyance of ownership interest in phase I of Settlers Ridge in Pittsburgh, PA, a loss of $1.3 million attributable to the sale of Lakeview Pointe in Stillwater, OK, and a loss of $1.1 million related to the sale of a parcel of land.  We recorded a non-cash loss on impairment of real estate assets of $114.9 million in 2009 related to write-downs of the carrying value of three shopping center properties to their estimated fair values.  See Carrying Value of Long-Lived Assets in the Critical Accounting Policies and Estimates section herein for further discussion of impairment charges.

Other expenses decreased $0.3 million primarily due to a decrease of $1.1 million in abandoned projects expense, partially offset by higher expenses of $0.7 million related to our subsidiary that provides security and maintenance services to third parties.

Other Income and Expenses

Interest expense decreased $6.2 million in 2010 compared to the prior year primarily due to a decrease in the weighted average fixed and variable interest rates on our outstanding debt and lower overall debt levels as compared to the prior year as a result of efforts to deleverage our balance sheet, including the preferred stock offerings we completed in 2010.  This decrease was partially offset by a decline in capitalized interest due to the opening of the New Properties in 2010.

During 2010, we recorded a gain on investment of $0.9 million related to the acquisition of the remaining 50% interest in Parkway Place in Hunstville, AL from our joint venture partner. During 2009, we incurred non-cash impairment losses totaling $9.3 million.  We recorded a charge of $7.7 million on our investment in Jinsheng Group (“Jinsheng”), an established mall operating and real estate development company located in Nanjing, China, due to a decline in expected future cash flows.  The decrease was a result of declining occupancy and sales due to the then downturn of the real estate market in China.  We also recorded a $1.6 million charge related to the sale of our interest in Plaza Macaé in Macaé, Brazil to reflect the fair value of the investment.

During 2010, we recognized a gain on sales of real estate assets of $2.9 million related to the sale of eight parcels of land.  We recognized a gain on sales of real estate assets of $3.8 million during 2009 from the sale of six parcels of land.

Equity in earnings (losses) of unconsolidated affiliates decreased by $5.7 million during 2010 primarily due to capital transactions related to two of our joint venture Properties that are owned with the same partner.  During the third quarter of 2010, our joint venture partner contributed a significant amount of capital to one of the Properties and we received a substantial non-cash distribution from the other Property.  These capital events had a one-time negative effect due to the resulting change in the allocation of earnings based on the waterfall provisions of each joint venture agreement.

The income tax benefit of $6.4 million in 2010 primarily relates to our taxable REIT subsidiary and consists of a current tax benefit of $8.4 million, partially offset by a deferred income tax provision of $2.0 million.  During 2009, we recorded an income tax benefit of $1.2 million, consisting of a deferred tax benefit of $2.2 million, partially offset by a provision for current income taxes of $1.0 million.

We recognized a net gain from discontinued operations of $0.4 million in 2010, compared to a loss from discontinued operations of $0.1 million in 2009.  Discontinued operations for 2010 and 2009 reflect the operating results of one mall that was sold in October 2010, three community centers that were sold in December 2010 and the true up of estimated expenses to actual amounts for Properties sold during previous years.  Discontinued operations for 2010 includes a gain of $0.4 million related to the disposition of these Properties.

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

Properties that were in operation for the entire year during both 2009 and 2008 are referred to as the “2009 Comparable Properties.” From January 1, 2008 through December 31, 2009, we acquired or opened a total of one mall, seven community centers, and two office buildings as follows:

Property	Location	Date Acquired / Opened
Acquisitions:
Renaissance Center (1)	Durham, NC	February 2008
New Developments:
CBL Center II	Chattanooga, TN	January 2008
Pearland Town Center	Pearland, TX	July 2008
Pearland Office	Pearland, TX	July 2008
Plaza Macaé (2)	Macaé, Brazil	September 2008
Statesboro Crossing	Statesboro, GA	October 2008
Hammock Landing (1)	West Melbourne, FL	April 2009
Summit Fair (3)	Lee’s Summit, MO	August 2009
Settlers Ridge (Phase I) (4)	Robinson Township, PA	October 2009
The Promenade	D’Iberville, MS	October 2009

(1)
These Properties represent 50/50 joint ventures that are accounted for using the equity method of accounting and are included in equity in earnings (losses) of unconsolidated affiliates in the accompanying consolidated statements of operations.

(2)
This Property was sold in December 2009.  It represented a 60/40 joint venture that was accounted for using the equity method of accounting and was included in equity in earnings (losses) of unconsolidated affiliates in the accompanying consolidated statements of operations.

(3)	CBL’s interest represents cost of the land underlying the project for which it will receive ground rent and a percentage of the net operating cash flows.
(4)	This Property was sold in December 2010 and is included in Discontinued Operations.

Of these Properties, one mall (Pearland Town Center), two community centers (Statesboro Crossing and The Promenade), and two office buildings (CBL Center II and Pearland Office) are included in the Company’s operations on a consolidated basis (collectively referred to as the “2009 New Properties”).  The transactions related to the 2009 New Properties impact the comparison of the results of operations for the year ended December 31, 2009 to the results of operations for the year ended December 31, 2008.

Revenues

Total revenues declined by $49.9 million for 2009 compared to 2008.  Rental revenues and tenant reimbursements declined by $41.4 million due to a decrease of $49.8 million from the 2009 Comparable Properties, partially offset by an increase of $8.4 million from the 2009 New Properties.  The decline in revenues of the 2009 Comparable Properties was primarily driven by decreases of $27.2 million in base rents, $16.0 million in tenant reimbursements, $5.0 million in net below market lease amortization and $1.5 million in lease termination fees.  Base rents and tenant reimbursements declined due to decreased occupancy in 2009 compared to 2008.

Our cost recovery ratio improved to 102.3% for 2009 from 96.3% for 2008.  While tenant reimbursements in 2009 declined from 2008 due to lower occupancy, the cost recovery ratio was positively impacted by operating expense reductions, including lower bad debt expense.

The decrease in management, development and leasing fees of $12.0 million was primarily attributable to lower management and development fee income.  Management fee income for the prior year period included a one-time fee of $8.0 million received from Centro related to a joint venture with Galileo that we exited in 2005. Development fee income decreased $4.0 million due to the completion in 2008 or early 2009 of certain joint venture developments that were under construction during 2008.

Other revenues increased $3.5 million compared to the prior year period due to higher revenues related to our subsidiary that provides security and maintenance services to third parties.

Operating Expenses

Total expenses increased $45.8 million for 2009 compared to the prior year, primarily as a result of a $114.9 million loss on impairment of real estate, as discussed further below.  Property operating expenses, including real estate taxes and maintenance and repairs, decreased $33.9 million due to a decrease of $41.6 million related to the 2009 Comparable Properties, partially offset by an increase of $57.7 million of expenses attributable to the 2009 New Properties. The decrease in property operating expenses of the Comparable Properties is primarily attributable to reductions of $11.1 million in payroll and related expenses, $9.0 million in promotion costs, $8.0 million in contracted security and maintenance services, $4.4 million in bad debt expense, $1.7 million in utilities expense, $1.1 million in real estate tax expense and $1.0 million in snow removal costs.  Payroll expenses declined due to our cost containment initiatives that were implemented during the latter half of 2008 which included staff reductions from centralization of certain administrative and operating functions and eliminations of certain pay increases and reductions of bonuses.  Bad debt expense decreased as a result of less store closure and bankruptcy activity compared to 2008.

The decrease in depreciation and amortization expense of $23.4 million resulted from decreases of $26.9 million from the 2009 Comparable Properties, partially offset by increases of $3.5 million from the 2009 New Properties. The decrease attributable to the 2009 Comparable Properties is due to a decline in amortization of tenant allowances compared to the prior year period. Amortization of tenant allowances attributable to the 2009 Comparable Properties in the prior year period included approximately $40.2 million of write-offs of certain tenant allowances and intangible lease assets related to early lease terminations. This decrease was partially offset by increased depreciation expense related to capital expenditures for tenant allowances and deferred maintenance since the prior-year period.

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

We recorded a non-cash loss on impairment of real estate assets of $114.9 million in 2009 related to write-downs of the carrying value of three shopping center properties to their estimated fair values. See Carrying

Value of Long-Lived Assets in the Critical Accounting Polices and Estimates section herein for further discussion of these Properties and the related impairment charges.

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

Other Income and Expenses

Interest expense decreased $18.9 million primarily due to the decrease in variable interest rates for much of 2009 and lower overall debt levels as compared to the prior year period as a result of efforts to deleverage our balance sheet, including the common stock offering we completed in June 2009.

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

During 2009, we recognized gain on sales of real estate assets of $3.8 million from the sale of six parcels of land.  We recorded a gain on sales of real estate assets of $10.9 million in 2008 related to the sale of 13 parcels of land and one parcel of land for which the gain had previously been deferred.

Equity in earnings of unconsolidated affiliates increased by $2.7 million during 2009, primarily due to the opening of certain joint venture Properties during 2009 that were not in operation during 2008 and gains from a higher level of outparcel sales completed in 2009 by unconsolidated affiliates compared to 2008.

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

We recognized a loss on discontinued operations of $0.1 million in 2009, compared to income of $6.0 million in 2008. Discontinued operations for 2009 reflect the operating results of one mall and three community centers.  Discontinued operations for 2008 include operating results of $2.2 million for one mall, ten community centers and two office Properties and a gain of $3.8 million related to the disposition of seven of the community centers, the two office Properties, and an outparcel sale at one of the community centers.  Discontinued operations for 2009 and 2008 also include true-ups of estimated expenses to actual amounts for Properties sold during previous years.

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

We classify our regional malls into two categories – malls that have completed their initial lease-up are referred to as stabilized malls and malls that are in their initial lease-up phase and have not been open for three calendar years are referred to as non-stabilized malls.  Pearland Town Center, which opened in July 2008, is our only non-stabilized mall as of December 31, 2010.

We derive a significant amount of our revenues from the Mall Properties. The sources of our revenues by property type were as follows:

	Year Ended December 31,
	2010	2009
Malls	90.3%	90.7%
Associated centers	3.9%	3.8%
Community centers	1.6%	1.3%
Mortgages, office building and other	4.2%	4.2%

Mall store sales for the year ended December 31, 2010 on a comparable per square foot basis were $322 per square foot compared with $314 per square foot for 2009, representing an increase of 2.5%.  Holiday sales were solid, led by strong spending in November.  Several major teen retailers that had been lagging in the markets posted strong comparative sales.  We also saw encouraging results in categories such as jewelry, apparel, gifts and housewares.  While first quarter 2011 sales may be impacted in certain regions by the recent major winter storms, we expect to see modest positive sales increases continue throughout the coming year.

Occupancy

Our portfolio occupancy is summarized in the following table:

	December 31,
	2010	2009
Total portfolio	92.4%	90.4%
Total mall portfolio	92.9%	91.3%
Stabilized malls	93.2%	91.6%
Non-stabilized malls (1)	77.3%	76.3%
Associated centers	91.3%	92.5%
Community centers	91.8%	80.9%

(1) Represents occupancy for Pearland Town Center.

Leasing activity was strong throughout the year, as reflected in our occupancy increases.  We posted a 200 basis point increase in the occupancy rate for our total portfolio, compared to the prior year, with stabilized mall occupancy improving by 160 basis points over the prior year.  At December 31, 2011, we anticipate an increase in occupancy levels ranging from 75 to 100 basis points compared with the prior year.

Leasing

During 2010, we signed more than 4.8 million square feet of leases, including approximately 0.4 million square feet of development leases and approximately 4.4 million square feet of leases in our operating portfolio.  This compares with a total of approximately 5.0 million square feet of leases signed during 2009, including approximately 0.3 million square feet of development leasing and 4.7 million square feet of leases in our operating portfolio.

Average annual base rents per square foot were as follows for each property type:

	December 31,
	2010	2009
Stabilized malls	$29.32	$29.35
Non-stabilized malls	26.23	27.06
Associated centers	12.04	11.75
Community centers	13.76	14.99
Office Buildings	18.14	19.10

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the year ended December 31, 2010 for spaces that were previously occupied are as follows:
Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (2)	% Change Average

All Property Types (1)	2,788,111	$37.33	$33.50	-10.3%	$34.53	-7.5%
Stabilized Malls	2,540,679	39.01	34.95	-10.4%	36.03	-7.6%
New leases	661,387	43.64	41.74	-4.4%	44.02	0.9%
Renewal leases	1,879,292	37.38	32.57	-12.9%	33.22	-11.1%

(1) Includes stabilized malls, associated centers, community centers and office buildings.
(2) Average gross rent does not incorporate allowable future increases for recoverable common area expenses.

For stabilized mall leasing in 2010, on a same space basis, rental rates were signed at an average decrease of 7.6% from the prior gross rent per square foot for new and renewal leases.  While we are pleased with the significant improvement over the prior year decrease of 12.4%, we are still working hard to get the lease spreads into positive territory.  We are concurrently seeking longer term leases with the deals that achieve positive rental rate growth.  However, renewal leasing spreads are still being diminished by a few disproportionately negative portfolio deals with retailers whose businesses have not yet recovered.  While these deals weigh heavily on our spreads, we evaluate each deal on its merits and make the decision in certain circumstances to preserve occupancy and rent while we work to replace the tenant or help their sales levels recover.

We are seeing a decreased frequency in the signing of shorter term leases in locations where space may not currently be renting at favorable rates.  We are pleased by this trend and believe this will continue throughout the year as the economy recovers.  We will also be looking to improve the rental rates on shorter term deals that we have signed over the last twelve months as they expire.  With a full year of positive sales growth and limited new retail space supply, we are optimistic about the leasing environment and are encouraged that we will begin to see positive traction in our renewal spreads.

Liquidity and Capital Resources

During 2010, we completed equity offerings in which we sold a total of 11,150,000 depositary shares, each representing 1/10th of a share of our 7.375% Series D Cumulative Redeemable Preferred Stock, having a liquidation preference of $25.00 per share.  The net proceeds, after underwriting costs and related expenses, of approximately $232.3 million were used to reduce outstanding borrowings under our credit facilities and for general corporate purposes.  The net proceeds included accrued dividends of $3.0 million that were received as part of the offering prices.

During 2010, we sold four Properties for an aggregate sales price of $134.7 million less commissions and customary closing costs for an aggregate net sales price of $133.1 million.  We recognized a gain of approximately $0.4 million attributable to one of the Properties and an aggregate loss on impairment of real estate of $13.7 million related to the remaining three Properties.  Net proceeds from the sales were used to reduce the outstanding borrowings on our $525.0 million secured credit facility.

During the year ended December 31, 2010, we entered into financing transactions related to our pro rata share of consolidated and unconsolidated debt totaling $370.8 million secured by six operating Properties, one of which is unconsolidated.  After payment of the existing loans with principal balances totaling $304.5 million, plus accrued interest and closing costs, excess proceeds were used to pay down our secured credit facilities.

Also during the year ended December 31, 2010, we repaid six commercial mortgage-backed securities (“CMBS”) loans, each secured by an operating Property, totaling $180.3 million with borrowings from the $520.0 million credit facility.  The six operating Properties were added to the collateral pool securing that facility.  In addition, we retired a $10.9 million loan in December 2010 that was secured by an operating Property.

See Debt and Equity below for additional information.

We derive a majority of our revenues from leases with retail tenants, which have historically been the primary source for funding short-term liquidity and capital needs such as operating expenses, debt service, tenant construction allowances, recurring capital expenditures, dividends and distributions. We believe that the combination of cash flows generated from our operations, combined with our debt and equity sources and the availability under our lines of credit will, for the foreseeable future, provide adequate liquidity to meet our cash needs.  In addition to these factors, we have options available to us to generate additional liquidity, including but not limited to, equity offerings, joint venture investments, issuances of noncontrolling interests in our Operating Partnership, decreasing the amount of expenditures we make related to tenant construction allowances and other capital expenditures and implementing further cost containment initiatives.  We also generate revenues from sales of peripheral land at the properties and from sales of real estate assets when it is determined that we can realize an optimal value for the assets.

Cash Flows From Operations

There was $50.9 million of unrestricted cash and cash equivalents as of December 31, 2010, an increase of $2.8 million from December 31, 2009.  Cash provided by operating activities during 2010, decreased $1.8 million to $429.8 million from $431.6 million during 2009.  The decrease was primarily attributable to a decline in tenant reimbursements and interest and other income, in addition to higher general and administrative expenses.  This was partially offset by a decrease in property operating expenses, interest expense and management, development and leasing fees.

Debt

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated Properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate (1)
December 31, 2010:
Fixed-rate debt:
Non-recourse loans on operating properties	$3,664,293	$(24,708)	$398,154	$4,037,739	5.83%
Recourse term loans on operating properties	30,449	-	-	30,449	6.00%
Total fixed-rate debt	3,694,742	(24,708)	398,154	4,068,188	5.83%
Variable-rate debt:
Non-recourse term loans on operating properties	114,625	-	20,038	134,663	3.30%
Recourse term loans on operating properties	350,106	(928)	148,252	497,430	2.83%
Construction loans	14,536	-	-	14,536	3.32%
Secured lines of credit	598,244	-	-	598,244	3.38%
Unsecured term loans	437,494	-	-	437,494	1.66%
Total variable-rate debt	1,515,005	(928)	168,290	1,682,367	2.77%
Total	$5,209,747	$(25,636)	$566,444	$5,750,555	4.93%

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate (1)
December 31, 2009:
Fixed-rate debt:
Non-recourse loans on operating properties	$3,932,572	$(23,737)	$404,104	$4,312,939	5.99%
Recourse term loans on operating properties (2)	117,146	-	-	117,146	5.28%
Total fixed-rate debt	4,049,718	(23,737)	404,104	4,430,085	5.96%
Variable-rate debt:
Recourse term loans on operating properties	242,763	(928)	98,708	340,543	1.97%
Construction loans	126,958	-	88,179	215,137	3.37%
Land loans	-		3,276	3,276	2.23%
Secured lines of credit	759,206	-	-	759,206	4.19%
Unsecured term loans	437,494	-	-	437,494	1.73%
Total variable-rate debt	1,566,421	(928)	190,163	1,755,656	3.04%
Total	$5,616,139	$(24,665)	$594,267	$6,185,741	5.13%

(1)	Weighted average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.
(2)	We had two interest rate swaps on notional amounts totaling $127.5 million as of December 31, 2009 related to two variable-rate loans on operating properties to effectively fix the interest rates on those loans. Therefore, this amount is reflected in fixed-rate debt in 2009.

Of the $1,758.3 million of our pro rata share of consolidated and unconsolidated debt as of December 31, 2010 that is scheduled to mature during 2011, excluding debt premiums, we have extensions available on $1,409.7 million of debt at our option that we intend to exercise, leaving $348.6 million of debt maturities in 2011 that must be retired or refinanced, representing eight operating property loans.  We currently have term sheets executed on three of these Properties.

We are making progress in securing property-specific, non-recourse loans for the majority of the Properties included in the collateral pool of our $520.0 million secured credit facility.  We currently have term sheets executed on nine assets that are included in the collateral pool.  As we refinance these loans, we intend to use the $520.0 million secured credit facility to retire future loans maturing in 2011 and 2012, as well as to provide additional flexibility for liquidity purposes.  At December 31, 2010, we had collective availability of $551.8 million on our lines of credit.

The weighted average remaining term of our total share of consolidated and unconsolidated debt was 3.5 years and 3.7 years at December 31, 2010 and 2009, respectively. The weighted average remaining term of our pro rata share of fixed-rate debt was 4.6 years at December 31, 2010 and 2009.

As of December 31, 2010 and 2009, our pro rata share of consolidated and unconsolidated variable-rate debt represented 29.3% and 28.4%, respectively, of our total pro rata share of debt. As of December 31, 2010, our share of consolidated and unconsolidated variable-rate debt represented 17.4% of our total market capitalization (see Equity below) as compared to 21.1% as of December 31, 2009.

Secured Lines of Credit

We have three secured lines of credit that are used for mortgage retirement, working capital, construction and acquisition purposes, as well as issuances of letters of credit. Each of these lines is secured by mortgages on certain of our operating Properties. Borrowings under the secured lines of credit bear interest at LIBOR, subject to a floor of 1.50%, plus a margin ranging from 1.45% to 4.25% and had a weighted average interest rate of 3.38% at December 31, 2010. The Company also pays fees based on the amount of unused availability under its two largest secured lines of credit at an annual rate of 0.35% of unused availability. The following summarizes certain information about the secured lines of credit as of December 31, 2010 (in thousands):

Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date
$525,000	$75,124	(1)	February 2012	February 2013
520,000	518,920		August 2011	April 2014
105,000	4,200		June 2012	N/A
$1,150,000	$598,244

(1)	There was an additional $7,291 outstanding on this secured line of credit as of December 31, 2010 for letters of credit. Up to $50,000 of the capacity on this line can be used for letters of credit.

In July 2010, we closed on the extension and modification of our secured credit facility with total capacity of $105.0 million.  The facility’s maturity date was extended to June 2012 at its existing interest rate of LIBOR, subject to a floor of 1.50%, plus a margin of 300 basis points.  There were no significant changes to the facility’s debt covenants.

In October 2010, Wells Fargo Bank NA, serving as administrative agent, and the lender group of the Company’s $560.0 million secured credit facility agreed to waive the requirement that Wausau Mall be added to the collateral pool securing that facility.  As a result, the Company voluntarily reduced the total capacity of the secured line of credit to $520.0 million in order to maintain the loan-to-value ratio set forth in the credit facility agreement.

During the year ended December 31, 2010, we repaid six CMBS loans with aggregate principal balances of $180.4 million that were secured by Stroud Mall in Stroudsburg, PA, York Galleria in York, PA, Parkdale Mall and Parkdale Crossing in Beaumont, TX, WestGate Crossing in Spartanburg, SC and Park Plaza Mall in Little Rock, AR with borrowings from the $520.0 million credit facility.  The Properties were added to the collateral pool securing that facility.

We also have a secured line of credit with total capacity of $14.9 million that is used only to issue letters of credit.  There was $11.2 million outstanding under this line at December 31, 2010.

Unsecured Term Loans

In November 2010, we closed on the extension of our unsecured term loan that was obtained for the exclusive purpose of acquiring certain properties from the Starmount Company or its affiliates.  At December 31, 2010, the outstanding borrowings of $209.5 million under this loan had a weighted average interest rate of 1.39%.  We completed our acquisition of the properties in February 2008 and, as a result, no further draws can be made against the loan.  The loan’s maturity date was extended to November 2011 at its existing interest rate of LIBOR plus a margin of 0.95% to 1.40% based on our leverage ratio, as defined in the loan agreement.  Net proceeds from a sale, or our share of excess proceeds from any refinancings, of any of the Properties originally purchased with borrowings from this unsecured term loan must be used to pay down any remaining outstanding balance.  The loan has a one-year extension option, which is at our election, for an outside maturity date of November 2012.

We have an unsecured term loan with total availability of $228.0 million that bears interest at LIBOR plus a margin of 1.50% to 1.80% based on our leverage ratio, as defined in the loan agreement.  At December 31, 2010, the outstanding borrowings of $228.0 million under the unsecured term loan had a weighted average interest rate of 1.92%.  The loan matures in April 2011 and has two one-year extension options, which are at our election, for an outside maturity date of April 2013.

We have unsecured lines of credit with total availability of $6.1 million that are used only to issue letters of credit. There was $6.1 million outstanding under these lines at December 31, 2010.

The agreements to the $525.0 million and $520.0 million secured credit facilities and the two unsecured term loans described above, each with the same lead lender, contain default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods) in the event (i) there is a default in the payment of any indebtedness owed by us to any institution which is a part of the lender groups for the credit facilities, or (ii) there is any other type of default with respect to any indebtedness owed by us to any institution which is a part of the lender groups for the credit facilities and such lender accelerates the payment of the indebtedness owed to it as a result of such default.  The credit facility agreements provide that, upon the occurrence and continuation of an event of default, payment of all amounts outstanding under these credit facilities and those facilities with which these agreements reference cross-default provisions may be accelerated and the lenders’ commitments may be terminated.  Additionally, any default in the payment of any recourse indebtedness greater than $50.0 million or any non-recourse indebtedness greater than $100.0 million of the Company, the Operating Partnership and significant subsidiaries, as defined, regardless of whether the lending institution is a part of the lender groups for the credit facilities, will constitute an event of default under the agreements to the credit facilities.  We were not in default with regard to any of these provisions as of December 31, 2010.

Mortgages on Operating Properties

In December 2010, we retired a $10.9 million loan that was secured by Wausau Center in Wausau, WI.

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

In addition, we entered into a $21.0 million ten-year, non-recourse CMBS loan with a fixed interest rate of 6.50% secured by Parkway Place in Huntsville, AL.  The $21.0 million loan represented our 50% share of the total $42.0 million loan obtained on the Property.  The loan replaced an existing $51.0 million loan that was scheduled to mature in June 2010, of which our 50% share was $25.5 million.  In October 2010, we acquired our joint venture partner’s 50% ownership interest in Parkway Place and, as a result, assumed their $21.0 million share of this loan.

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

Subsequent to December 31, 2010, we retired a $78.7 million non-recourse loan secured by Mid Rivers Mall in Saint Charles, Missouri.

Interest Rate Hedging Instruments

In January 2010, we entered into a $72.0 million interest rate cap agreement (amortizing to $69.4 million) to hedge the risk of changes in cash flows on the borrowings of one of our Properties equal to the cap notional.  The interest rate cap protects us from increases in the hedged cash flows attributable to overall changes in 3-month LIBOR above the strike rate of the cap on the debt.  The strike rate associated with the interest rate cap is 3.00%.  The cap matures in January 2012.

The following table provides information relating to each of our hedging instruments that had been designated as hedges for GAAP accounting purposes to hedge the risk of changes in cash flows related to our interest payments as of December 31, 2010 and 2009 (dollars in thousands):

Instrument Type	Location in Consolidated Balance Sheet	Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 12/31/10	Fair Value at 12/31/09	Maturity Date
Cap	Intangible lease assets and other assets	$ 72,000 (amortizing to $69,375)	3-month LIBOR	3.000%	$3	$-	Jan-12
Cap	Intangible lease assets and other assets	80,000	USD-SIFMA Municipal Swap Index	4.000%	-	2	Dec-10
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	40,000	1-month LIBOR	2.175%	-	(636)	Nov-10
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	87,500	1-month LIBOR	3.600%	-	(2,271)	Sep-10

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

In October 2010, we completed an underwritten public offering of 4,400,000 depositary shares, each representing 1/10th of a share of our 7.375% Series D Cumulative Redeemable Preferred Stock, having a liquidation preference of $25.00 per depositary share.  The depositary shares were sold at $23.1954 per share including accrued dividends of $0.1485 per share.  Subsequent thereto, the underwriters of the offering exercised their option to purchase an additional 450,000 depositary shares. As a result of the exercise of this option, we sold a total of 4,850,000 depositary shares in the offering for net proceeds of approximately $108.8 million after underwriting costs and related expenses. The net proceeds included aggregate accrued dividends of $0.7 million that were received as part of the offering price. The net proceeds were used to reduce outstanding borrowings under our credit facilities and for general corporate purposes.

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

During the year ended December 31, 2010, we paid dividends of $125.4 million to holders of our common stock and our preferred stock, as well as $86.1 million in distributions to the noncontrolling interest investors in our Operating Partnership and other consolidated subsidiaries.

We paid first, second and third quarter 2010 cash dividends on our common stock of $0.20 per share on April 16th, July 15th and October 15th 2010, respectively.  On December 1, 2010, we announced a fourth quarter cash dividend of $0.20 per share to be paid on January 18, 2011.  Future dividends payable will be determined by our Board of Directors based upon circumstances at the time of declaration.

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

Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value of equity) ratio was as follows at December 31, 2010 (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	190,065	$17.50	$3,326,138
7.75% Series C Cumulative Redeemable Preferred Stock	460	250.00	115,000
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00	453,750
Total market equity			3,894,888
Company’s share of total debt			5,750,555
Total market capitalization			$9,645,443
Debt-to-total-market capitalization ratio			59.6%

(1)
Stock price for common stock and operating partnership units equals the closing price of our common stock on December 31, 2010. The stock price for the preferred stock represents the liquidation preference of each respective series of preferred stock.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2010 (dollars in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt:
Total consolidated debt service (1)	$6,220,535	$1,930,026	$1,488,984	$1,257,810	$1,543,715
Minority investors’ share in shopping center properties	(30,778)	(3,272)	(12,128)	(2,100)	(13,278)
Our share of unconsolidated affiliates debt service (2)	680,785	180,254	134,087	197,215	169,229
Our share of total debt service obligations	6,870,542	2,107,008	1,610,943	1,452,925	1,699,666

Operating leases: (3)
Ground leases on consolidated properties	36,345	804	1,632	1,672	32,237

Purchase obligations: (4)
Construction contracts on consolidated properties	13,012	13,012	-	-	-
Our share of construction contracts on unconsolidated properties	1,256	1,256	-	-	-
	14,268	14,268	-	-	-

Total contractual obligations	$6,921,155	$2,122,080	$1,612,575	$1,454,597	$1,731,903

(1)
Represents principal and interest payments due under the terms of mortgage and other indebtedness and includes $1,556,682 of variable-rate debt service on nine operating Properties, four construction loans, two secured credit facilities and two unsecured term facilities. The variable-rate loans on the operating Properties call for payments of interest only with the total principal due at maturity. The construction loans and credit facilities do not require scheduled principal payments. The future contractual obligations for all variable-rate indebtedness reflect payments of interest only throughout the term of the debt with the total outstanding principal at December 31, 2010 due at maturity. The future interest payments are projected based on the interest rates that were in effect at December 31, 2010. See Note 6 to the consolidated financial statements for additional information regarding the terms of long-term debt.

(2)	Includes $174,425 of variable-rate debt service. Future contractual obligations have been projected using the same assumptions as used in (1) above.
(3)
Obligations where we own the buildings and improvements, but lease the underlying land under long-term ground leases. The maturities of these leases range from 2014 to 2089 and generally provide for renewal options.

(4)
Represents the remaining balance to be incurred under construction contracts that had been entered into as of December 31, 2010, but were not complete. The contracts are primarily for development of Properties.

Capital Expenditures

Including our share of unconsolidated affiliates’ capital expenditures, we spent $39.9 million during the year ended December 31, 2010 for tenant allowances, which typically generate increased rents from tenants over the terms of their leases.  Deferred maintenance expenditures were $19.9 million for the year ended December 31, 2010 and included $7.4 million for resurfacing and improved lighting of parking lots, $3.8 million for roof repairs and replacements and $8.7 million for various other capital expenditures.  Renovation expenditures were $0.3 million for the year ended December 31, 2010.

Deferred maintenance expenditures are generally billed to tenants as common area maintenance expense, and most are recovered over a 5 to 15-year period. Renovation expenditures are primarily for remodeling and upgrades of malls, of which a portion is recovered from tenants over a 5 to 15-year period.  We are recovering these costs through fixed amounts with annual increases or pro rata cost reimbursements based on the tenant’s occupied space.

During the recent recession, we put our renovation program on hold to retain capital flexibility.  However, we believe that it is important to reinvest in our Properties in order to enhance their dominant position in the market.  We recently announced our 2011 renovation program, which includes upgrades at four of our Properties.  Hamilton Place in Chattanooga, TN and Oak Park Mall in Kansas City (Overland Park), KS are scheduled to receive the most extensive renovations with new signage, lighting, flooring, select exterior upgrades and other improvements.  RiverGate Mall in Nashville, TN and Burnsville Center in Burnsville, MN will each receive new flooring.  In addition, RiverGate Mall will receive new soft seating for its open areas.  Our total anticipated net investment in these renovations, is approximately $15.0 million.

We completed two development projects during 2010 and have two projects under development as of December 31, 2010.  We also had one mall expansion and one community center expansion underway.

Annual capital expenditures budgets are prepared for each of our Properties that are intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, will provide the necessary funding for these expenditures.

Developments and Expansions

The following tables summarize our development projects as of December 31, 2010:

Properties Opened During the Year Ended December 31, 2010
(Dollars in thousands)
		Total Project	CBL's Share of
Property	Location	Square Feet	Total Cost (d)	Cost to Date (e)	Date Opened	Initial Yield
Community Center:
The Forum at Grandview (Phase I) (a)	Madison, MS	110,690	$19,653	$26,521	Fall-10	6.0	%*
The Pavilion at Port Orange (Phase I and Phase 1A) (b)	Port Orange, FL	494,025	67,742	61,779	Fall-09/Spring-10	7.3	%*
		604,715	$87,395	$88,300

Properties Under Development at December 31, 2010
(Dollars in thousands)
		Total Project	CBL's Share of
Property	Location	Square Feet	Total Cost (d)	Cost to Date (e)	Expected Opening Date	Initial Yield
Open-Air Center Expansion:
Alamance West	Burlington, NC	236,438	$16,296	$5,903	Fall-11	10.9%

Community Center Expansion:
Settlers Ridge (Phase II)	Robinson Township, PA	86,617	12,370	11,038	Summer-11	9.9%

Outlet Center:
The Outlet Shoppes at Oklahoma City (c)	Oklahoma City, OK	325,190	60,880	27,437	Fall-11	10.6%
		648,245	89,546	44,378

(a)	The Forum at Grandview is a 75/25 joint venture. Total cost and cost to date are reflected at 100 percent.
(b)	The Pavilion at Port Orange is a 50/50 joint venture.
(c)	The Outlet Shoppes at Oklahoma City is a 75/25 joint venture. Total cost and cost to date are reflected at 100 percent.
(d)	Total Cost is presented net of reimbursements to be received.
(e)	Cost to Date does not reflect reimbursements until they are received.
* Pro forma initial yields for phased projects reflect full land cost in Phase I. Combined pro forma yields are higher than Phase I project yields.

We have one major development project currently under construction that is scheduled to open in the summer of 2011.  The Outlet Shoppes at Oklahoma City is a 75/25 joint venture outlet center project approximating 350,000 square feet in Oklahoma City, OK.  It will be the only outlet center in the state of Oklahoma and the only center of its kind within a 145 mile radius.  The center is currently more than 90% leased or committed with retailers including Saks Fifth Avenue Off 5th, Nike, Tommy Hilfiger, Banana Republic, J. Crew, Brooks Brothers and more.  There is no additional capital currently required for this project as all equity has been funded and a construction loan is in place for the remaining development costs.

We celebrated the grand opening of the first phase of The Pavilion at Port Orange, a 492,000-square-foot-open-air development in Port Orange, FL, on March 10, 2010.  The project opened approximately 92% leased or committed with anchors including Hollywood Theaters, Belk, HomeGoods, Marshalls, Michaels, PETCO and ULTA.

On November 12, 2010, we celebrated the grand opening of the first phase of The Forum at Grandview, a 75/25 joint venture community center development in Madison, MS.  We converted our ground lease position into a 75% ownership interest in the development in the first quarter of 2010.  The 110,000-square-foot project opened 100% leased with anchors Best Buy, Dick’s Sporting Goods and Stein Mart.

During the third quarter of 2010, we began construction on the second phase of Alamance Crossing in Burlington, NC.  In 2007, we opened the first phase and have now started construction on Alamance West, a 210,000-square-foot second phase.  The project will include a wholesale club, a sporting goods store and an 80,000-square-foot fashion anchor.  Alamance West is scheduled to open in fall 2011.

Also during the third quarter of 2010, we began construction on the second phase of Settlers Ridge in Robinson Township, PA.  The 78,000-square-foot expansion of Settlers Ridge, which we opened last year, will include Michaels, Ross Dress for Less and an additional junior anchor.  The project is scheduled to open in spring 2011.  In December 2010, we conveyed our ownership interest in the first phase of Settlers Ridge to a third party.

We have entered into one option agreement for the development of a future shopping center.  Except for the projects presented above, we do not have any other material capital commitments as of December 31, 2010.

Acquisitions

In October 2010, we acquired the remaining 50% interest in Parkway Place in Huntsville, AL, from our joint venture partner. The interest was acquired for total consideration of $38.8 million, which consisted of $17.8 million in cash and the assumption of the remaining $21.0 million interest in the loan secured by Parkway Place.

In October 2010, we formed a 75/25 joint venture, OK City Outlets, LLC, with Horizon Group Properties, Inc. to develop The Outlet Shoppes at Oklahoma City in Oklahoma City, OK.  The partners contributed aggregate equity of $16.2 million at formation, of which we contributed $12.1 million.  The joint venture has received a construction loan commitment of $48.9 million and we have guaranteed the entire amount for which we are entitled to receive a guaranty fee.

Dispositions

In March 2010, we closed on the sale of our 60% ownership interest in an unconsolidated condominium partnership formed for the development of a new retail center in Macapa, Brazil for a gross sales price of $1.2 million.  There was no gain or loss on the sale.

In June 2010, our 50.6% owned unconsolidated joint venture, Mall Shopping Center Company, sold Plaza del Sol in Del Rio, TX.  The joint venture recognized a gain of $1.2 million from the sale, of which our share was $0.1 million, net of the excess of our basis over our underlying equity in the amount of $0.6 million.

In October, 2010, we completed the sale of Pemberton Square, located in Vicksburg, MS, for a sales price of $1.9 million less commissions and customary closing costs for a net sales price of $1.8 million.  We recognized a gain of $0.4 million attributable to the sale.  Proceeds from the sale were used to reduce the outstanding borrowings on our $525.0 million secured credit facility.

In December, 2010, we completed the sale of Milford Marketplace, located in Milford, CT, and the conveyance of ownership interest in the first phase of Settlers Ridge, located in Robinson Township, PA, for a combined sales price of $111.8 million less commissions and customary closing costs for a net sales price of $110.7 million.  We recognized a loss on impairment of real estate of $12.4 million attributable to the sale.

In December 2010, we completed the sale of Lakeview Pointe, located in Stillwater, OK, for a sales price of $21.0 million, less commissions and customary closing costs, for a net sales price of $20.6 million.  We recognized a loss on impairment of real estate of $1.3 million attributable to the sale.

Off-Balance Sheet Arrangements

Unconsolidated Affiliates

We have ownership interests in 16 unconsolidated affiliates as of December 31, 2010, that are described in Note 5 to the consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the consolidated balance sheets as “Investments in Unconsolidated Affiliates.”  The following are circumstances when we may consider entering into a joint venture with a third party:

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

Preferred Joint Venture Units

We consolidate our investment in a joint venture, CW Joint Venture, LLC (“CWJV”), with Westfield Group (“Westfield”).  The terms of the joint venture agreement require that CWJV pay an annual preferred distribution at a rate of 5.0%, which increases to 6.0% on July 1, 2013, on the preferred liquidation value of the perpetual preferred joint venture units (“PJV units”) of CWJV that are held by Westfield.  Westfield has the right to have all or a portion of the PJV units redeemed by CWJV with property owned by CWJV, and subsequent to October 16, 2012, with either cash or property owned by CWJV, in each case for a net equity amount equal to the preferred liquidation value of the PJV units. At any time after January 1, 2013, Westfield may propose that CWJV acquire certain qualifying property that would be used to redeem the PJV units at their preferred liquidation value. If CWJV does not redeem the PJV units with such qualifying property (a “Preventing Event”), then the annual preferred distribution rate on the PJV units increases to 9.0% beginning July 1, 2013.  We will have the right, but not the obligation, to offer to redeem the PJV units after January 31, 2013 at their preferred liquidation value, plus accrued and unpaid distributions. If we fail to make such an offer, the annual preferred distribution rate on the PJV units increases to 9.0% for the period from July 1, 2013 through June 30, 2016, at which time it decreases to 6.0% if a Preventing Event has not occurred.  If, upon redemption of the PJV units, the fair value of our common stock is greater than $32.00 per share, then such excess (but in no case greater than $26.0 million in the aggregate) shall be added to the aggregate preferred liquidation value payable on account of the PJV units.  We account for this contingency using the method prescribed for earnings or other performance measure contingencies.  As such, should this contingency result in additional consideration to Westfield, we will record the current fair value of the consideration issued as a purchase price adjustment at the time the consideration is paid or payable.

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

We own a parcel of land in Lee's Summit, MO that we are ground leasing to a third party developer for the purpose of developing a shopping center.  We have guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount is $24.4 million.  The Company recorded an obligation of $0.3 million in its consolidated balance sheets as of December 31, 2010 and 2009 to reflect the estimated fair value of the guaranty.  The total amount outstanding at December 31, 2010 on the loans was $80.4 million of which the Company has guaranteed $21.7 million.

The third party developer and the lender of the loans amended the loans in June and September 2010. Pursuant to these amendments, any previous events of default were either retracted by the lender or deemed cured. The loan was further amended to, among other things, reduce the maximum amount of the loan from $116.9 million to $90.3 million, which reduced our maximum exposure under our guaranty from $31.6 million to $24.4 million. The amendments also established time parameters to achieve certain leasing thresholds as well as to require that the third party developer effect the closing of a bond issuance of at least $27.0 million on or before February 15, 2011, the net proceeds of which would be used to reduce the outstanding amount on the bond line of credit.

The bond issuance was not completed by February 15, 2011. On February 16, 2011, the lender provided a notice to the third party developer that there was an event of default as a result of not having completed the bond issuance. The notice also provided that the lender was willing to waive the event of default and consider appropriate modifications to the loan so long as the modifications are completed no later than March 15, 2011 and that the lender will not make any demand on the guarantors of the loan, including our portion, on or before March 15, 2011, as a result of the event of default. The Company has not recorded an accrual for the contingent guaranty obligation as the Company does not believe that this contingent obligation is probable.

We have guaranteed 100% of the construction and land loans of West Melbourne I, LLC (“West Melbourne”), an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $50.7 million.  West Melbourne developed and, in April 2009, opened Hammock Landing, a community center in West Melbourne, FL. The total amount outstanding on the loans at December 31, 2010 was $45.6 million.  The guaranty will expire upon repayment of the debt.  The land loan, representing $3.3 million of the amount outstanding at December 31, 2010, matures in August 2011.  West Melbourne will either retire this loan at maturity or may request an extension of the maturity date.  The construction loan, representing $42.3 million of the amount outstanding at December 31, 2010, matures in August 2011 and has two one-year extension options available.  We have recorded an obligation of $0.7 million in the accompanying condensed consolidated balance sheets as of December 31, 2010 and 2009 to reflect the estimated fair value of this guaranty.

We have guaranteed 100% of the construction loan of Port Orange I, LLC (“Port Orange”), an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $97.2 million.  Port Orange developed and, in March 2010, opened The Pavilion at Port Orange, a community center in Port Orange, FL. The total amount outstanding at December 31, 2010 on the loan was $69.4 million. The guaranty will expire upon repayment of debt.  The loan matures in December 2011 and has two one-year extension options available.  We have recorded an obligation of $1.1 million in the accompanying condensed consolidated balance sheets as of December 31, 2010 and 2009 to reflect the estimated fair value of this guaranty.

We have guaranteed the lease performance of York Town Center, LP (“YTC”), an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22.0 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to $10.0 million. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $18.8 million as of December 31, 2010.  We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty.  We did not record an obligation for this guaranty because we determined that the fair value of the guaranty is not material.

We have guaranteed 100% of a construction loan of JG Gulf Coast Town Center, LLC, an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $11.6 million.  Proceeds from the construction loan are designated for the development of Phase III of Gulf Coast Town Center, an open-air center in Fort Myers, FL. The total amount outstanding at December 31, 2010 on the loan was $11.6 million. The guaranty will expire upon repayment of the debt.  The loan matures in April 2011 and has a one year extension option available.  We did not record an obligation for this guaranty because we determined that the fair value of the guaranty is not material.

Our guarantees and the related accounting are more fully described in Note 14 to the consolidated financial statements.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures.  We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared.  On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP.  However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that are reasonably likely to occur could materially impact the financial statements.  Management believes that the following critical accounting policies discussed in this section reflect its more significant estimates and assumptions used in preparation of the consolidated financial statements.  We have reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.   For a discussion of our significant accounting policies, see Note 2 of the Notes to Consolidated Financial Statements, included in Item 8 of this Annual Report on Form 10-K.

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

During the course of our normal quarterly impairment review process for the second quarter of 2010, we determined that it was appropriate to write down the depreciated book value of Oak Hollow Mall in High Point, NC, to its estimated fair value, resulting in a non-cash loss on impairment of real estate assets of $25.4 million.  The revenues of Oak Hollow Mall accounted for approximately 0.4% of total consolidated revenues for the year ended December 31, 2010.

In December 2010, we incurred losses on impairment of real estate assets totaling $14.8 million related to the following dispositions: $12.4 million related to the sale of Milford Marketplace in Milford, CT, and the conveyance of ownership interest in phase I of Settlers Ridge in Pittsburg, PA; $1.3 million attributable to the sale of Lakeview Pointe in Stillwater, OK; and $1.1 million related to the sale of a parcel of land.

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

Hickory Hollow Mall experienced declining income as a result of changes in the property-specific market conditions as well as increasing retail competition.  These declines were further exacerbated by poor economic conditions.  As a result of the estimate of projected future cash flows, we determined that a write-down of the depreciated book value from $107.4 million to an estimated fair value of $12.6 million was appropriate.  Hickory Hollow Mall generates insufficient income levels to cover the debt service on its fixed-rate recourse loan that had a balance of $28.8 million as of December 31, 2010.  We plan to continue to service the loan, which is self-liquidating, over the remaining eight-year term.

Pemberton Square and Towne Mall also experienced declining property-specific market conditions.  Due to uncertainty regarding the timing and approval of potential redevelopment projects to maximize the Properties’ cash flow positions, we determined that it was appropriate to write down Pemberton Square's depreciated book value of $7.1 million to an estimated fair value of $1.4 million as of December 31, 2009 and Towne Mall's depreciated book value of $15.8 million to an estimated fair value of $1.4 million as of December 31, 2009.  Towne Mall is currently unencumbered.  Pemberton Square was sold in October 2010.

No impairments of long-lived assets were incurred during 2008.

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

Allowance for Doubtful Accounts

We periodically perform a detailed review of amounts due from tenants to determine if accounts receivable balances are impaired based on factors affecting the collectibility of those balances.  Our estimate of the allowance for doubtful accounts requires significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.  We recorded a provision for doubtful accounts of $2.7 million, $5.1 million and $9.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Investments in Unconsolidated Affiliates

We evaluate our joint venture arrangements to determine whether they should be recorded on a consolidated basis.  The percentage of ownership interest in the joint venture, an evaluation of control and whether a variable interest entity (“VIE”) exists are all considered in the consolidation assessment.

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

We account for our investment in joint ventures where we own a non-controlling interest or where we are not the primary beneficiary of a VIE using the equity method of accounting. Under the equity method, our cost of investment is adjusted for our share of equity in the earnings of the unconsolidated affiliate and reduced by distributions received. Generally, distributions of cash flows from operations and capital events are first made to partners to pay cumulative unpaid preferences on unreturned capital balances and then to the partners in accordance with the terms of the joint venture agreements.

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

During the year ended December 31, 2009, we incurred losses on impairments of investments totaling $9.3 million.  We recorded a non-cash charge of $7.7 million in the first quarter of 2009 on our cost-method investment in Jinsheng, an established mall operating and real estate development company located in Nanjing, China, due to a decline in expected future cash flows.  The projected decrease was a result of declining occupancy and sales due to the then downturn of the real estate market in China in early 2009.  We also recorded impairment charges totaling $1.6 million related to our interest in Plaza Macaé in Macaé, Brazil to reflect the fair value of the investment upon sale.

No impairments of investments in unconsolidated affiliates were incurred during 2010 and 2008.

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

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”).  ASU 2010-20 requires entities to provide extensive new disclosures in their financial statements about their financing receivables, including credit risk exposures and the allowance for credit losses.  The new disclosures include information regarding credit quality, impaired or modified receivables, nonaccrual or past due receivables and activity related to modified receivables and the allowance for credit losses.  The disclosures are effective for the first interim or annual reporting periods ending on or after December 15, 2010, with the exception of the activity disclosures, which are effective for interim or annual reporting periods beginning on or after December 15, 2010.  The adoption of ASU 2010-20 did not have an impact on our consolidated financial statements.

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

Due to the economic crisis that arose primarily in the fourth quarter of 2008 when the credit and investment markets experienced dramatic declines, consumers experienced significant decreases in the prices of their equity securities investments, certain savings accounts linked to securities markets and housing values.  Decreased spending due to low consumer confidence left many businesses unprofitable, resulting in necessary cost containment measures including, but not limited to, permanent and temporary lay-offs of employees. This has resulted in one of the highest unemployment rates in recent history.  However, during late 2009, the markets seemed to stabilize and bankruptcy activity started to decline.  The credit and investment markets have been slowly, but steadily, showing signs of improvement.  Retailers seem to have revised their business plans to better adapt to the current economic environment and are starting to report improving margins and profitability. Holiday sales in 2010 were solid, increasing year over year.  The primary focus at this time has shifted to planning for a market recovery as we emerge from recession.

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

In our reconciliation of net income (loss) attributable to common shareholders to FFO allocable to common shareholders that is presented below, we make an adjustment to add back noncontrolling interest in income (loss) of our Operating Partnership in order to arrive at FFO of our Operating Partnership.  We then apply a percentage to FFO of our Operating Partnership to arrive at FFO allocable to common shareholders.  The percentage is computed by taking the weighted average number of common shares outstanding for the period and dividing it by the sum of the weighted average number of common shares and the weighted average number of Operating Partnership units outstanding during the period (excluding those operating partnership units held by subsidiaries of the Company which correspond to the outstanding common shares).

During the years ended December 31, 2010 and 2009, we recorded losses on impairment of certain real estate assets.  Considering the significance and nature of the impairments, we believe that it is important to emphasize the impact on our FFO measures for a reader to have a complete understanding of our results of operations.  Therefore, we have also presented what FFO would have been excluding these impairment charges.

FFO does not represent cash flows from operations as defined by GAAP, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income (loss) for purposes of evaluating our operating performance or to cash flow as a measure of liquidity.

FFO of the Operating Partnership increased 25.7% to $354.6 million for the year ended December 31, 2010 compared to $282.2 million for the prior year.  FFO in 2010 was positively impacted by a decrease in loss on impairment of real estate of $74.6 million.  This improvement was partially offset by decreased lease termination fees, base rents, gains on sales of real estate, net above and below market lease amortization and debt premium amortization.

           The reconciliation of FFO to net income (loss) attributable to common shareholders is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net income (loss) attributable to common shareholders	$29,532	$(36,807)	$9,768
Noncontrolling interest in income (loss) of operating partnership	11,018	(17,845)	7,495
Depreciation and amortization expense of:
Consolidated properties	286,465	306,928	330,326
Unconsolidated affiliates	27,445	28,826	29,987
Discontinued operations	5,307	2,754	3,041
Non-real estate assets	(4,182)	(962)	(1,027)
Noncontrolling interests' share of depreciation and amortization	(605)	(705)	(958)
(Gain) loss on discontinued operations	(379)	17	(3,798)
Income tax provision on disposal of discontinued operations	-	-	1,439
Funds from operations of the operating partnership	354,601	282,206	376,273
Loss on impairment of real estate	40,240	114,862	-
Funds from operations of the operating partnership, excluding loss on impairment of real estate	$394,841	$397,068	$376,273

The reconciliations of FFO of the operating partnership to FFO allocable to Company shareholders, including and excluding the loss on impairment of real estate, are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Funds from operations of the operating partnership	$354,601	$282,206	$376,273
Percentage allocable to common shareholders (1)	72.83%	67.35%	56.70%
Funds from operations allocable to common shareholders	$258,256	$190,066	$213,347

Funds from operations of the operating partnership, excluding loss on impairment of real estate	$394,841	$397,068	$376,273
Percentage allocable to common shareholders (1)	72.83%	67.35%	56.70%
Funds from operations allocable to Company shareholders, excluding loss on impairment of real estate	$287,563	$267,425	$213,347

(1)	Represents the weighted average number of common shares outstanding for the period divided by the sum of the weighted average number of common shares and the weighted average number of operating partnership units outstanding during the period.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risk exposures, including interest rate risk and foreign exchange rate risk. The following discussion regarding our risk management activities includes forward-looking statements that involve risk and uncertainties.  Estimates of future performance and economic conditions are reflected assuming certain changes in interest and foreign exchange rates.  Caution should be used in evaluating our overall market risk from the information presented below, as actual results may differ.  We employ various derivative programs to manage certain portions of our market risk associated with interest rates.  See Note 6 of the notes to consolidated financial statements for further discussions of the qualitative aspects of market risk, regarding derivative financial instrument activity.

Interest Rate Risk

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at December 31, 2010, a 0.5% increase or decrease in interest rates on variable rate debt would increase or decrease annual cash flows by approximately $4.8 million and, after the effect of capitalized interest, annual earnings by approximately $4.9 million.

Based on our proportionate share of total consolidated and unconsolidated debt at December 31, 2010, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $79.1 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $81.1 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Financial statements contained in Item 15 on page 77.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. We assessed the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2010, we maintained effective internal control over financial reporting, as stated in our report which is included herein.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein in Item 15.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that, as of December 31, 2010, the Company maintained effective internal control over financial reporting.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2010 as stated in their report which is included herein in Item 15.

/s/ Stephen D. Lebovitz	/s/ John N. Foy
Stephen D. Lebovitz, President and Chief Executive Officer	John N. Foy, Vice Chairman of the Board, Chief Financial Officer, Treasurer and Secretary
March 1, 2011	March 1, 2011
Date	Date

ITEM 9B.    OTHER INFORMATION

On October 19, 2010, CBL & Associates Properties, Inc. (the “Company”), and its operating partnership, CBL & Associates Limited Partnership (the “Operating Partnership”), entered into a letter agreement which modified its $560.0 million secured credit facility, of which Wells Fargo Bank, National Association serves as administrative agent for the lender group. The agreement waived the requirement to add Wausau Mall to the collateral base of the credit facility and, in conjunction with this waiver, the total available under the facility was reduced to $520.0 million from $560.0 million. Additionally, the credit facility was modified to provide that all loans would be deemed revolving loans, such that the Operating Partnership may reborrow loans which are repaid.

The $520.0 million secured credit facility continues to contain default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods) in the event (i) there is a default in the payment of any indebtedness owed by the Company to any institution which is a part of the lender group for the credit facility, or (ii) there is any other type of default with respect to any indebtedness owed by the Company to any institution which is a part of the lender group for the credit facility and such lender accelerates the payment of the indebtedness owed to it as a result of such default.  The credit facility agreement provides that, upon the occurrence and continuation of an event of default, payment of all amounts outstanding under the credit facility and those facilities with which these agreements reference cross-default provisions may be accelerated and the lenders’ commitments may be terminated.  Additionally, any default in the payment of any recourse indebtedness greater than $50.0 million or any non-recourse indebtedness greater than $100.0 million of the Company, the Operating Partnership and significant subsidiaries, as defined, regardless of whether the lending institution is a part of the lender group for the credit facility, will constitute an event of default under the credit facility.

The letter agreement containing these modifications to the credit facility is filed as an Exhibit to this report.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference to the sections entitled “Election of Directors,” “Directors and Executive Officers,” “Certain Terms of the Jacobs Acquisition,” “Corporate Governance Matters,” “Board of Directors’ Meetings and Committees – Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement filed with the Securities and Exchange Commission (the “Commission”) with respect to our Annual Meeting of Stockholders to be held on May 2, 2011.

Our board of directors has determined that Winston W. Walker, an independent director and chairman of the audit committee, qualifies as an “audit committee financial expert” as such term is defined by the rules of the Securities and Exchange Commission.

ITEM 11.   EXECUTIVE COMPENSATION

Incorporated herein by reference to the sections entitled “Director Compensation,” “Executive Compensation,” “Report of the Compensation Committee of the Board of Directors” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 2, 2011.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information as of December 31, 2010”, in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 2, 2011.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to the sections entitled “Corporate Governance Matters – Director Independence” and “Certain Relationships and Related Person Transactions”, in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 2, 2011.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to the section entitled “Independent Registered Public Accountants’ Fees and Services” under “RATIFICATION OF THE SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS” in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 2, 2011.

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
Dated: March 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles B. Lebovitz	Chairman of the Board	March 1, 2011
Charles B. Lebovitz

/s/ John N. Foy	Vice Chairman of the Board, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 1, 2011
John N. Foy

/s/ Stephen D. Lebovitz	Director, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2011
Stephen D. Lebovitz

/s/ Gary L. Bryenton*	Director	March 1, 2011
Gary L. Bryenton

/s/ Thomas J. DeRosa*	Director	March 1, 2011
Thomas J. DeRosa

/s/ Matthew S. Dominski*	Director	March 1, 2011
Matthew S. Dominski

/s/ Leo Fields*	Director	March 1, 2011
Leo Fields

/s/ Kathleen M. Nelson*	Director	March 1, 2011
Kathleen M. Nelson

/s/ Winston W. Walker*	Director	March 1, 2011
Winston W. Walker

*By:/s/ John N. Foy	Attorney-in-Fact	March 1, 2011
John N. Foy

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CBL & Associates Properties, Inc.
Chattanooga, TN:

We have audited the accompanying consolidated balance sheets of CBL & Associates Properties, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedules listed in the Index at Item 15.  We also have audited the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management On Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CBL & Associates Properties, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 1, 2011

CBL & Associates Properties, Inc.
Consolidated Balance Sheets
(In thousands, except share data)
	December 31, 2010
ASSETS	2010	2009

Real estate assets:
Land	$928,025	$946,750
Buildings and improvements	7,543,326	7,569,015
	8,471,351	8,515,765
Accumulated depreciation	(1,721,194)	(1,505,840)
	6,750,157	7,009,925
Developments in progress	139,980	85,110
Net investment in real estate assets	6,890,137	7,095,035
Cash and cash equivalents	50,896	48,062
Receivables:
Tenant, net of allowance for doubtful accounts of $3,167 and $3,101 in 2010 and 2009, respectively	77,989	73,170
Other	11,996	8,162
Mortgage and other notes receivable	30,519	38,208
Investments in unconsolidated affiliates	179,410	186,523
Intangible lease assets and other assets	265,607	279,950
	$7,506,554	$7,729,110

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

Mortgage and other indebtedness	$5,209,747	$5,616,139
Accounts payable and accrued liabilities	314,651	248,333
Total liabilities	5,524,398	5,864,472
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests:
Redeemable noncontrolling partnership interests	34,379	22,689
Redeemable noncontrolling preferred joint venture interest	423,834	421,570
Total redeemable noncontrolling interests	458,213	444,259
Shareholders' equity:
Preferred Stock, $.01 par value, 15,000,000 shares authorized:
7.75% Series C Cumulative Redeemable Preferred Stock, 460,000 shares outstanding	5	5
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 and 700,000 shares outstanding in 2010 and 2009, respectively	18	7
Common Stock, $.01 par value, 350,000,000 shares authorized, 147,923,707 and 137,888,408 issued and outstanding in 2010 and 2009, respectively	1,479	1,379
Additional paid-in capital	1,657,507	1,399,654
Accumulated other comprehensive income	7,855	491
Accumulated deficit	(366,526)	(283,640)
Total shareholders' equity	1,300,338	1,117,896
Noncontrolling interests	223,605	302,483
Total equity	1,523,943	1,420,379
	$7,506,554	$7,729,110

The accompanying notes are an integral part of these balance sheets.

CBL & Associates Properties, Inc.
Consolidated Statements of Operations
 (In thousands, except per share amounts)
	Year Ended December 31,
	2010	2009	2008
REVENUES:
Minimum rents	$684,205	$688,466	$711,867
Percentage rents	17,549	16,412	18,375
Other rents	22,781	20,714	22,857
Tenant reimbursements	311,590	321,001	334,866
Management, development and leasing fees	6,416	7,372	19,393
Other	29,263	28,314	24,816
Total revenues	1,071,804	1,082,279	1,132,174

OPERATING EXPENSES:
Property operating	150,755	160,715	187,717
Depreciation and amortization	286,465	306,928	330,325
Real estate taxes	97,643	96,167	94,840
Maintenance and repairs	57,293	56,796	65,049
General and administrative	43,383	41,010	45,241
Loss on impairment of real estate	40,240	114,862	-
Other	25,523	25,794	33,333
Total operating expenses	701,302	802,272	756,505
Income from operations	370,502	280,007	375,669
Interest and other income	3,873	5,211	10,076
Interest expense	(286,579)	(292,826)	(311,710)
Loss on extinguishment of debt	-	(601)	-
Gain (loss) on investments	888	(9,260)	(17,181)
Gain on sales of real estate assets	2,887	3,820	10,865
Equity in earnings (losses) of unconsolidated affiliates	(188)	5,489	2,831
Income tax benefit (provision)	6,417	1,222	(13,495)
Income (loss) from continuing operations	97,800	(6,938)	57,055
Operating income (loss) of discontinued operations	(9)	(110)	2,188
Gain (loss) on discontinued operations	379	(17)	3,798
Net income (loss)	98,170	(7,065)	63,041
Net (income) loss attributable to noncontrolling interests in:
Operating partnership	(11,018)	17,845	(7,495)
Other consolidated subsidiaries	(25,001)	(25,769)	(23,959)
Net income (loss) attributable to the Company	62,151	(14,989)	31,587
Preferred dividends	(32,619)	(21,818)	(21,819)
Net income (loss) attributable to common shareholders	$29,532	$(36,807)	$9,768

Basic per share data attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$0.21	$(0.35)	$0.10
Discontinued operations	-	-	0.05
Net income (loss) attributable to common shareholders	$0.21	$(0.35)	$0.15
Weighted average common shares outstanding	138,375	106,366	66,313

Diluted per share data attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$0.21	$(0.35)	$0.10
Discontinued operations	-	-	0.05
Net income (loss) attributable to common shareholders	$0.21	$(0.35)	$0.15
Weighted average common and potential dilutive common shares outstanding	138,416	106,366	66,418

Amounts attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$29,263	$(36,721)	$6,374
Discontinued operations	269	(86)	3,394
Net income (loss) attributable to common shareholders	$29,532	$(36,807)	$9,768

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
Consolidated Statements of Equity

(in thousands, except share data)		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Partnership Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2007	43,145	12	662	964,676	(13)	(70,154)	895,183	482,217	1,377,400
Net income	4,074	-	-	-	-	31,587	31,587	7,112	38,699
Other comprehensive income (loss):
Net unrealized loss on available-for-sale securities	(230)	-	-	-	(9,709)	-	(9,709)	(7,220)	(16,929)
Impairment of marketable securities	230	-	-	-	9,723	-	9,723	7,228	16,951
Unrealized loss on hedging instruments	(209)	-	-	-	(8,813)	-	(8,813)	(6,552)	(15,365)
Unrealized loss on foreign currency translation adjustment	(94)	-	-	-	(3,974)	-	(3,974)	(2,954)	(6,928)
Other comprehensive income (loss)	(303)						(12,773)	(9,498)	(22,271)
Dividends declared - common stock	-	-	-	-	-	(132,921)	(132,921)	-	(132,921)
Dividends declared - preferred stock	-	-	-	-	-	(21,819)	(21,819)	-	(21,819)
Issuance of 176,842 shares of common stock and restricted common stock	-	-	2	851	-	-	853	-	853
Cancellation of 26,932 shares of restricted common stock	-	-	-	(530)	-	-	(530)	-	(530)
Exercise of stock options	-	-	-	584	-	-	584	-	584
Accelerated vesting of share-based compensation	-	-	-	(508)	-	-	(508)	-	(508)
Accrual under deferred compensation arrangements	-	-	-	329	-	-	329	-	329
Amortization of deferred compensation	-	-	-	4,712	-	-	4,712	-	4,712
Additions to deferred financing costs	-	-	-	-	-	-	-	45	45
Income tax benefit of share-based compensation	118	-	-	3,705	-	-	3,705	3,649	7,354
Distributions to noncontrolling interests	(8,888)	-	-	-	-	-	-	(100,048)	(100,048)
Contributions from noncontrolling interests in Operating Partnership	-	-	-	-	-	-	-	2,671	2,671
Adjustment for write-off of abandoned project	-	-	-	-	-	-	-	(2,050)	(2,050)
Adjustment for noncontrolling interests	476	-	-	(107)	-	-	(107)	(369)	(476)
Reclassification of noncontrolling interests related to deconsolidation	-	-	-	-	-	-	-	(3,257)	(3,257)
Adjustment to record redeemable noncontrolling interests at redemption value	(20,229)	-	-	20,229	-	-	20,229	-	20,229
Balance, December 31, 2008	18,393	12	664	993,941	(12,786)	(193,307)	788,524	380,472	1,168,996
Net income (loss)	5,609	-	-	-	-	(14,989)	(14,989)	(18,409)	(33,398)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	261	-	-	-	(29)	-	(29)	(400)	(429)
Unrealized gain on hedging instruments	609	-	-	-	8,494	-	8,494	3,511	12,005
Realized loss on foreign currency translation adjustment	3	-	-	-	37	-	37	25	62
Unrealized gain on foreign currency translation adjustment	487	-	-	-	4,775	-	4,775	1,680	6,455
Other comprehensive income (loss)	1,360						13,277	4,816	18,093
Dividends declared - common stock	-	-	-	-	-	(53,526)	(53,526)	-	(53,526)
Dividends declared - preferred stock	-	-	-	-	-	(21,818)	(21,818)	-	(21,818)
Issuance of 130,004 shares of common stock and restricted common stock	-	-	1	702	-	-	703	-	703
Issuance of 4,754,355 shares of common stock for dividend	-	-	48	14,691	-	-	14,739	-	14,739
Issuance of 66,630,000 shares of common stock in equity offering	-	-	666	381,157	-	-	381,823	-	381,823
Cancellation of 24,619 shares of restricted common stock	-	-	-	(121)	-	-	(121)	-	(121)
Accrual under deferred compensation arrangements	-	-	-	49	-	-	49	-	49
Amortization of deferred compensation	-	-	-	2,548	-	-	2,548	-	2,548
Additions to deferred financing costs	-	-	-	-	-	-	-	45	45
Transfer from noncontrolling interests to redeemable noncontrolling interests	82,970	-	-	-	-	-	-	(82,970)	(82,970)
Transfer from redeemable noncontrolling interests to noncontrolling interests	(73,051)	-	-	-	-	-	-	73,051	73,051
Distributions to noncontrolling interests	(14,064)	-	-	-	-	-	-	(50,015)	(50,015)
Purchase of noncontrolling interests in other consolidated subsidiaries	-	-	-	217	-	-	217	(717)	(500)
Issuance of noncontrolling interests for distribution	-	-	-	-	-	-	-	4,152	4,152
Adjustment for noncontrolling interests	(4,242)	-	-	12,184	-	-	12,184	(7,942)	4,242
Adjustment to record redeemable noncontrolling interests at redemption value	5,714	-	-	(5,714)	-	-	(5,714)	-	(5,714)
Balance, December 31, 2009	$22,689	$12	$1,379	$1,399,654	$491	$(283,640)	$1,117,896	$302,483	$1,420,379

CBL & Associates Properties, Inc.
Consolidated Statements of Equity
(Continued)

(in thousands, except share data)		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Partnership Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2009	$22,689	$12	$1,379	$1,399,654	$491	$(283,640)	$1,117,896	$302,483	$1,420,379
Net income	4,333	-	-	-	-	62,151	62,151	11,016	73,167
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	69	-	-	-	6,125	-	6,125	2,208	8,333
Realized loss on sale of marketable securities	1	-	-	-	84	-	84	29	113
Unrealized gain on hedging instruments	22	-	-	-	1,994	-	1,994	726	2,720
Net unrealized gain (loss) on foreign currency translation adjustment	(397)	-	-	-	(962)	-	(962)	1,203	241
Realized loss on foreign currency translation adjustment	1	-	-	-	123	-	123	45	168
Other comprehensive income (loss)	(304)						7,364	4,211	11,575
Issuance of 1,115,000 shares of preferred stock in equity offerings	-	11	-	229,336	-	-	229,347	-	229,347
Conversion of 9,807,013 operating partnership special common units to shares of common stock	-	-	98	56,240	-	-	56,338	(56,338)	-
Dividends declared - common stock	-	-	-	-	-	(112,418)	(112,418)	-	(112,418)
Dividends declared - preferred stock	-	-	-	-	-	(32,619)	(32,619)	-	(32,619)
Issuance of 130,367 shares of common stock and restricted common stock	-	-	1	213	-	-	214	-	214
Cancellation of 17,790 shares of restricted common stock	-	-	-	(175)	-	-	(175)	-	(175)
Exercise of stock options	-	-	1	1,455	-	-	1,456	-	1,456
Accrual under deferred compensation arrangements	-	-	-	41	-	-	41	-	41
Amortization of deferred compensation	-	-	-	2,211	-	-	2,211	-	2,211
Additions to deferred financing costs	-	-	-	-	-	-	-	34	34
Income tax effect of share-based compensation	(10)	-	-	(1,468)	-	-	(1,468)	(337)	(1,805)
Adjustment for noncontrolling interests	3,139	-	-	(15,572)	-	-	(15,572)	12,433	(3,139)
Adjustment to record redeemable noncontrolling interests at redemption value	14,428	-	-	(14,428)	-	-	(14,428)	-	(14,428)
Distributions to noncontrolling interests	(9,896)	-	-	-	-	-	-	(55,131)	(55,131)
Contributions from noncontrolling interests in Operating Partnership	-	-	-	-	-	-	-	5,234	5,234
Balance, December 31, 2010	$34,379	$23	$1,479	$1,657,507	$7,855	$(366,526)	$1,300,338	$223,605	$1,523,943

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
 Consolidated Statements of Cash Flows
 (In thousands)

	Year Ended December 31,
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 98,170	$ (7,065)	$ 63,041
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	291,772	312,505	336,480
Amortization of deferred finance costs and debt premiums (discounts)	7,414	1,570	(2,178)
Net amortization of intangible lease assets and liabilities	(1,384)	(5,046)	(10,121)
Gain on sales of real estate assets	(2,887)	(3,820)	(12,401)
Realized foreign currency loss	169	65	-
(Gain) loss on discontinued operations	(379)	17	(3,798)
Write-off of development projects	392	1,501	12,351
Share-based compensation expense	2,313	3,160	5,016
Income tax effect of share-based compensation	(1,815)	-	7,472
Net realized loss on sale of available-for-sale securities	114	-	-
(Gain) loss on investments	(888)	9,260	17,181
Loss on impairment of real estate	40,240	114,862	-
Loss on extinguishment of debt	-	601	-
Equity in (earnings) losses of unconsolidated affiliates	188	(5,489)	(2,831)
Distributions of earnings from unconsolidated affiliates	4,959	12,665	15,661
Provision for doubtful accounts	2,891	5,000	9,372
Change in deferred tax accounts	2,031	1,170	(1,868)
Changes in:
Tenant and other receivables	(6,693)	803	(13,092)
Other assets	(1,215)	(3,435)	(1,705)
Accounts payable and accrued liabilities	(5,600)	(6,686)	513
Net cash provided by operating activities	429,792	431,638	419,093

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(143,586)	(229,732)	(437,765)
(Additions) reductions to restricted cash	20,987	30,938	(47,729)
(Additions) reductions to cash held in escrow	-	2,700	(2,700)
Purchase of partner's interest in unconsolidated affiliate	(15,773)	-	-
Purchase of noncontrolling interest in other consolidated subsidiaries	-	(500)	-
Proceeds from sales of real estate assets	138,614	11,826	93,575
Proceeds from sales of investments in unconsolidated affiliates	-	25,028	-
Purchase of municipal bonds	-	-	(13,371)
Additions to mortgage notes receivable	-	(975)	(749)
Payments received on mortgage notes receivable	1,609	20,769	105,554
Net purchases of available-for-sale securities	(9,610)	-	-
Additional investments in and advances to unconsolidated affiliates	(23,604)	(91,027)	(107,641)
Distributions in excess of equity in earnings of unconsolidated affiliates	31,776	77,245	58,712
Changes in other assets	(5,971)	(6,574)	(8,487)
Net cash used in investing activities	(5,558)	(160,302)	(360,601)

CBL & Associates Properties, Inc.
 Consolidated Statements of Cash Flows
 (In thousands)
(Continued)

	Year Ended December 31,
	2010	2009	2008

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$778,378	$686,764	$1,625,742
Principal payments on mortgage and other indebtedness	(1,221,436)	(1,159,321)	(1,382,417)
Additions to deferred financing costs	(4,855)	(20,377)	(7,227)
Proceeds from issuances of common stock	153	381,985	364
Proceeds from issuances of preferred stock	229,347	-	-
Proceeds from exercises of stock options	1,456	-	584
Income tax effect of share-based compensation	1,815	-	(7,472)
Contributions from noncontrolling interests	5,234	-	2,671
Distributions to noncontrolling interests	(86,093)	(86,607)	(137,435)
Dividends paid to holders of preferred stock	(35,670)	(21,819)	(21,819)
Dividends paid to common shareholders	(89,729)	(56,459)	(144,503)
Net cash used in financing activities	(421,400)	(275,834)	(71,512)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	-	1,333	(1,579)
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,834	(3,165)	(14,599)
CASH AND CASH EQUIVALENTS, beginning of period	48,062	51,227	65,826
CASH AND CASH EQUIVALENTS, end of period	$50,896	$48,062	$51,227

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

NOTE 1. ORGANIZATION

CBL & Associates Properties, Inc. (“CBL”), a Delaware corporation, is a self-managed, self-administered, fully-integrated real estate investment trust (“REIT”) that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air centers, community centers and office properties.  Its shopping centers are located in 26 states, but are primarily in the southeastern and midwestern United States.

CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the “Operating Partnership”). As of December 31, 2010, the Operating Partnership owned controlling interests in 76 regional malls/open-air centers, 30 associated centers (each located adjacent to a regional mall), eight community centers and 14 office buildings, including CBL’s corporate office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a variable interest entity.  The Operating Partnership owned non-controlling interests in seven regional malls, four associated centers, four community centers and six office buildings. Because one or more of the other partners have substantive participating rights, the Operating Partnership does not control these partnerships and joint ventures and, accordingly, accounts for these investments using the equity method. The Operating Partnership had controlling interests in one open-air center expansion, one community center expansion, and one outlet center, owned in a 75/25 joint venture, under construction at December 31, 2010.  The Operating Partnership also holds options to acquire certain development properties owned by third parties.

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At December 31, 2010, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 76.8% limited partner interest for a combined interest held by CBL of 77.8%.

The noncontrolling interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively “CBL’s Predecessor”) and by affiliates of The Richard E. Jacobs Group, Inc. (“Jacobs”). CBL’s Predecessor contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993. Jacobs contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for limited partner interests when the Operating Partnership acquired the majority of Jacobs’ interests in 23 properties in January 2001 and the balance of such interests in February 2002. At December 31, 2010, CBL’s Predecessor owned a 9.8% limited partner interest, Jacobs owned a 6.9% limited partner interest and various third parties owned a 5.5% limited partner interest in the Operating Partnership.  CBL’s Predecessor also owned 7.3 million shares of CBL’s common stock at December 31, 2010, for a combined effective interest of 13.6% in the Operating Partnership.

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

The Company has evaluated subsequent events through the date of issuance of these financial statements.  See Note 20 for further discussion.

Accounting Guidance Adopted

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

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”).  ASU 2010-20 requires entities to provide extensive new disclosures in their financial statements about their financing receivables, including credit risk exposures and the allowance for credit losses.  The new disclosures include information regarding credit quality, impaired or modified receivables, nonaccrual or past due receivables and activity related to modified receivables and the allowance for credit losses.  The disclosures are effective for the first interim or annual reporting periods ending on or after December 15, 2010, with the exception of the activity disclosures, which are effective for interim or annual reporting periods beginning on or after December 15, 2010.  The adoption of ASU 2010-20 did not have an impact on the Company’s consolidated financial statements.

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

Depreciation is computed on a straight-line basis over estimated lives of 40 years for buildings, 10 to 20 years for certain improvements and 7 to 10 years for equipment and fixtures. Tenant improvements are capitalized and depreciated on a straight-line basis over the term of the related lease. Lease-related intangibles from acquisitions of real estate assets are generally amortized over the remaining terms of the related leases. The amortization of above- and below-market leases is recorded as an adjustment to minimum rental revenue, while the amortization of all other lease-related intangibles is recorded as amortization expense. Any difference between the face value of the debt assumed and its fair value is amortized to interest expense over the remaining term of the debt using the effective interest method.

The Company’s acquired intangibles and their balance sheet classifications as of December 31, 2010 and 2009, are summarized as follows:

	December 31, 2010		December 31, 2009
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible lease assets and other assets:
Above-market leases	$69,405	$(37,425)	$71,143	$(33,684)
In-place leases	68,770	(41,454)	75,356	(43,994)
Tenant relationships	56,803	(12,334)	56,803	(9,736)
Accounts payable and accrued liabilities:
Below-market leases	97,999	(66,370)	101,329	(61,150)

These intangibles are related to specific tenant leases.  Should a termination occur earlier than the date indicated in the lease, the related intangible assets or liabilities, if any, related to the lease are recorded as expense or income, as applicable.  The total net amortization expense of the above acquired intangibles was $7,748, $7,146 and $7,728 in 2010, 2009 and 2008, respectively.  The estimated total net amortization expense for the next five succeeding years is $7,154 in 2011, $6,830 in 2012, $5,543 in 2013, $4,836 in 2014 and $4,701 in 2015.

Total interest expense capitalized was $3,334, $6,807 and $18,120 in 2010, 2009 and 2008, respectively.

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

During the course of the Company’s normal quarterly impairment review process for the second quarter of 2010, it was determined that a write-down of the depreciated book value of Oak Hollow Mall in High Point, NC, to its estimated fair value was necessary, resulting in a non-cash loss on impairment of real estate assets of $25,435 during 2010.

The revenues of Oak Hollow Mall accounted for approximately 0.4% of total consolidated revenues for the year ended December 31, 2010.  A reconciliation of the Property’s carrying values for the year ended December 31, 2010 is as follows:

Oak Hollow Mall
Beginning carrying value, January 1, 2010	$37,287
Capital expenditures	516
Depreciation expense	(1,065)
Loss on impairment of real estate	(25,435)
Ending carrying value, December 31, 2010	$11,303

Oak Hollow Mall generates insufficient income levels to cover the debt service on its fixed-rate non-recourse loan that had a balance of $39,484 as of December 31, 2010.  The lender on the loan receives the net operating cash flows of the Property each month in lieu of scheduled monthly mortgage payments.  Subsequent to December 31, 2010, the Company entered into a contract for, and closed on, the sale of this Property.  See Note 20 for additional information.

In December 2010, the Company incurred a loss on impairment of real estate assets of $12,363 due to a loss related to the sale of Milford Marketplace in Milford, CT, and the conveyance of ownership interest in phase I of Settlers Ridge in Pittsburg, PA, a loss of $1,286 attributable to the sale of Lakeview Pointe in Stillwater, OK, and a loss of $1,156 related to the sale of a parcel of land.

During the course of the Company’s normal quarterly impairment review process for the fourth quarter of 2009, it was determined that write-downs of the depreciated book values of three shopping centers to their estimated fair values was necessary, resulting in a non-cash loss on impairment of real estate assets of $114,862 for the year ended December 31, 2009.  The affected shopping centers included Hickory Hollow Mall in Nashville (Antioch), TN, Pemberton Square in Vicksburg, MS, and Towne Mall in Franklin, OH, each of which was included in the “Malls” segment.  Revenues of these shopping centers combined for the year ended December 31, 2009 accounted for approximately 1.0% of total consolidated revenues for 2009.  A reconciliation of the shopping centers’ carrying values for the year ended December 31, 2009 is as follows:

	Hickory Hollow Mall	Pemberton Square	Towne Mall	Total
Beginning carrying value, January 1, 2009	$110,794	$7,338	$16,197	$134,329
Capital expenditures	168	146	24	338
Depreciation expense	(3,566)	(389)	(462)	(4,417)
Other	-	(14)	-	(14)
Loss on impairment of real estate	(94,879)	(5,651)	(14,332)	(114,862)
Ending carrying value, December 31, 2009	$12,517	$1,430	$1,427	$15,374

Hickory Hollow Mall experienced declining income as a result of changes in the property-specific market conditions as well as increasing retail competition.  Those declines were further exacerbated by poor economic conditions.  As a result of the estimate of projected future cash flows, the Company determined that a write-down of the depreciated book value from $107,396 to an estimated fair value of $12,517 was appropriate.  Hickory Hollow Mall generates insufficient income levels to cover the debt service on its fixed-rate recourse loan that had a balance of $28,786 as of December 31, 2010.  The Company plans to continue to service the loan, which is self-liquidating, over the remaining eight-year term.

Pemberton Square and Towne Mall also experienced declining property-specific market conditions.  Due to uncertainty regarding the timing and approval of potential redevelopment projects to maximize the Properties’ cash flow positions, the Company determined that it was appropriate to write down Pemberton Square's depreciated book value of $7,081 to an estimated fair value of $1,430 as of December 31, 2009 and Towne Mall's depreciated book value of $15,759 to an estimated fair value of $1,427 as of December 31, 2009.  Towne Mall is currently unencumbered.  Pemberton Square was sold in October 2010.

No impairments of long-lived assets were incurred during 2008.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents.

Restricted Cash

Restricted cash of $30,158 and $49,688 was included in intangible lease assets and other assets at December 31, 2010 and 2009, respectively.  Restricted cash consists primarily of cash held in escrow accounts for debt service, insurance, real estate taxes, capital improvements and deferred maintenance as required by the terms of certain mortgage notes payable, as well as contributions from tenants to be used for future marketing activities.  The Company’s restricted cash included $117 and $13,689 as of December 31, 2010 and 2009, respectively, related to funds held in a trust account for certain construction costs associated with one of our developments.  Of the $13,689 held in trust as of December 31, 2009, $1,080 was restricted for use in retiring public bonds included in mortgage notes and other indebtedness.

Allowance for Doubtful Accounts

The Company periodically performs a detailed review of amounts due from tenants to determine if accounts receivable balances are realizable based on factors affecting the collectibility of those balances. The Company’s estimate of the allowance for doubtful accounts requires management to exercise significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.  The Company recorded a provision for doubtful accounts of $2,712, $5,132 and $9,001 for 2010, 2009 and 2008, respectively.

Investments in Unconsolidated Affiliates

The Company evaluates its joint venture arrangements to determine whether they should be recorded on a consolidated basis.  The percentage of ownership interest in the joint venture, an evaluation of control and whether a variable interest entity (“VIE”) exists are all considered in the Company’s consolidation assessment.

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

Any differences between the cost of the Company’s investment in an unconsolidated affiliate and its underlying equity as reflected in the unconsolidated affiliate’s financial statements generally result from costs of the Company’s investment that are not reflected on the unconsolidated affiliate’s financial statements, capitalized interest on its investment and the Company’s share of development and leasing fees that are paid by the unconsolidated affiliate to the Company for development and leasing services provided to the unconsolidated affiliate during any development periods. At December 31, 2010 and 2009, the net difference between the Company’s investment in unconsolidated affiliates and the underlying equity of unconsolidated affiliates was $4,384 and $7,320, respectively, which is generally amortized over a period of 40 years.

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

During the year ended December 31, 2009, the Company incurred losses on impairments of investments totaling $9,260.  The Company recorded a non-cash charge of $7,706 in the first quarter of 2009 on its cost-method investment in Jinsheng, an established mall operating and real estate development company located in Nanjing, China, due to a decline in expected future cash flows.  The projected decrease was a result of declining occupancy and sales due to the downturn of the real estate market in China in early 2009.  The Company also recorded impairment charges totaling $1,554 related to its interest in Plaza Macaé in Macaé, Brazil to reflect the fair value of the investment upon sale.

No impairments of investments in unconsolidated affiliates were incurred during 2010 and 2008.  See Note 5 for further discussion.

Deferred Financing Costs

Net deferred financing costs of $18,257 and $25,836 were included in intangible lease assets and other assets at December 31, 2010 and 2009, respectively. Deferred financing costs include fees and costs incurred to obtain financing and are amortized on a straight-line basis to interest expense over the terms of the related indebtedness. Amortization expense was $12,361, $8,435 and $5,713 in 2010, 2009 and 2008, respectively. Accumulated amortization was $18,545 and $15,708 as of December 31, 2010 and 2009, respectively.

Marketable Securities

Intangible lease assets and other assets include marketable securities consisting of corporate equity securities, mortgage / asset-backed securities, mutual funds and bonds that are classified as available for sale. Unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of accumulated other comprehensive income (loss) in redeemable noncontrolling interests, shareholders’ equity and noncontrolling interests. Realized gains and losses are recorded in other income. Gains or losses on securities sold are based on the specific identification method.  During 2010, the Company recognized net realized losses on sales of available-for-sale securities of $114.  There were no realized gains or losses on sales of available-for-sale securities during 2009 and 2008.

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

During 2008, the Company recognized other-than-temporary impairments of certain marketable equity securities in the amount of $17,181, to write down the carrying value of the Company’s investments to their fair value.  There were no other-than-temporary impairments of marketable equity securities incurred during 2010 and 2009.

The following is a summary of the equity securities held by the Company as of December 31, 2010 and 2009:

		Gross Unrealized
	Adjusted Cost	Gains	Losses	Fair Value

December 31, 2010:
Common stocks	$4,207	$8,347	$(4)	$12,550
Mutual funds	5,318	37	(39)	5,316
Mortgage/asset-backed securities	1,571	-	(6)	1,565
Government and government sponsored entities	1,864	8	(11)	1,861
Corporate bonds	710	18	-	728
International bonds	32	-	-	32
	$13,702	$8,410	$(60)	$22,052

December 31, 2009:
Common stocks	$4,207	$-	$(168)	$4,039

Common stocks with a fair value of $9 and a gross unrealized loss of $4 as of December 31, 2010 have been in a gross unrealized loss position for twelve months or greater.  All other investments with a gross unrealized loss have been in a gross unrealized loss position for less than twelve months.

Interest Rate Hedging Instruments

The Company recognizes its derivative financial instruments in either accounts payable and accrued liabilities or intangible lease assets and other assets, as applicable, in the consolidated balance sheets and measures those instruments at fair value.  The accounting for changes in the fair value (i.e., gain or loss) of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. To qualify as a hedging instrument, a derivative must pass prescribed effectiveness tests, performed quarterly using both qualitative and quantitative methods. The Company has entered into derivative agreements as of December 31, 2010 and 2009 that qualify as hedging instruments and were designated, based upon the exposure being hedged, as cash flow hedges.  The fair value of these cash flow hedges as of December 31, 2010 and 2009 was $3 and $(2,905), respectively.  To the extent they are effective, changes in the fair values of cash flow hedges are reported in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. The ineffective portion of the hedge, if any, is recognized in current earnings during the period of change in fair value. The gain or loss on the termination of an effective cash flow hedge is reported in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged item affects earnings.  The Company also assesses the credit risk that the counterparty will not perform according to the terms of the contract.

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

The Company receives management, leasing and development fees from third parties and unconsolidated affiliates. Management fees are charged as a percentage of revenues (as defined in the management agreement) and are recognized as revenue when earned. Development fees are recognized as revenue on a pro rata basis over the development period. Leasing fees are charged for newly executed leases and lease renewals and are recognized as revenue when earned. Development and leasing fees received from an unconsolidated affiliate during the development period are recognized as revenue only to the extent of the third-party partner’s ownership interest. Development and leasing fees during the development period to the extent of the Company’s ownership interest are recorded as a reduction to the Company’s investment in the unconsolidated affiliate.

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

As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State tax expense was $4,456, $5,634 and $5,541 during 2010, 2009 and 2008, respectively.

The Company has also elected taxable REIT subsidiary status for some of its subsidiaries. This enables the Company to receive income and provide services that would otherwise be impermissible for REITs. For these entities, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset may not be realized. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income or expense, as applicable.  The Company recorded an income tax benefit of $6,417 and $1,222 in 2010 and 2009, respectively, and an income tax provision of $13,495 in 2008.  The income tax benefit in 2010 consisted of a current income tax benefit of $8,448 and a deferred income tax provision of $2,031.  The income tax benefit in 2009 consisted of a current income tax provision of $980 and a deferred income tax benefit of $2,202.  The income tax provision in 2008 consisted of a current and deferred income tax provision of $11,627 and $1,868, respectively.

The Company had a net deferred tax asset of $7,074 and $3,634 at December 31, 2010 and 2009, respectively. The net deferred tax asset at December 31, 2010 and 2009 is included in intangible lease assets and other assets and primarily consisted of operating expense accruals and differences between book and tax depreciation.  As of December 31, 2010, tax years that generally remain subject to examination by the Company’s major tax jurisdictions include 2007, 2008 and 2009.

Concentration of Credit Risk

The Company’s tenants include national, regional and local retailers. Financial instruments that subject the Company to concentrations of credit risk consist primarily of tenant receivables. The Company generally does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of tenants.

The Company derives a substantial portion of its rental income from various national and regional retail companies; however, no single tenant collectively accounted for more than 3.2% of the Company’s total revenues in 2010, 2009 or 2008.

Earnings Per Share

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

The following summarizes the impact of potential dilutive common shares on the denominator used to compute earnings per share:

	Year Ended December 31,
	2010	2009	2008
Denominator – basic earnings per share	138,375	106,366	66,313
Stock Options	2	-	70
Deemed shares related to deferred compensation arrangements	39	-	35
Denominator – diluted earnings per share	138,416	106,366	66,418

Because the Company incurred net losses during the year ended December 31, 2009, there are no potentially dilutive shares recognized in the number of diluted weighted average shares for EPS purposes due to their anti-dilutive nature.  Had the Company reported net income for 2009, the denominator for diluted earnings per share would have been 106,403, including 37 shares for the dilutive effect of deemed shares related to deferred compensation arrangements.

See Note 7 for information regarding significant equity offerings that affected per share amounts for each period presented.

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

	Year Ended December 31,
	2010	2009	2008
Net income (loss)	$98,170	$(7,065)	$63,041
Other comprehensive income (loss):
Net unrealized gain (loss) on hedging agreements	2,742	12,614	(15,574)
Net unrealized gain (loss) on available-for-sale securities	8,402	(168)	(17,159)
Realized loss on sale of marketable securities	114	-	-
Impairment of marketable securities	-	-	17,181
Realized loss on foreign currency translation adjustment	169	65	-
Net unrealized gain (loss) on foreign currency translation adjustment	(156)	6,942	(7,022)
Total other comprehensive income (loss)	11,271	19,453	(22,574)
Comprehensive income	$109,441	$12,388	$40,467

The components of accumulated other comprehensive income (loss) as of December 31, 2010 and 2009 are as follows:

	December 31, 2010
	As reported in:
	Redeemable Noncontrolling Interests	Shareholders' Equity	Noncontrolling Interests	Total
Net unrealized gain (loss) on hedging agreements	$422	$1,675	$(2,315)	$(218)
Net unrealized gain on available-for-sale securities	331	6,180	1,837	8,348
Accumulated other comprehensive income (loss)	$753	$7,855	$(478)	$8,130

	December 31, 2009
	As reported in:
	Redeemable Noncontrolling Interests	Shareholders' Equity	Noncontrolling Interests	Total
Net unrealized gain (loss) on hedging agreements	$400	$(319)	$(3,041)	$(2,960)
Net unrealized gain (loss) on available-for-sale securities	261	(29)	(400)	(168)
Net unrealized gain (loss) on foreign currency translation adjustment	396	839	(1,248)	(13)
Accumulated other comprehensive income (loss)	$1,057	$491	$(4,689)	$(3,141)

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

2010 Acquisitions

In October 2010, the Company acquired the remaining 50% interest in Parkway Place in Huntsville, AL, from its joint venture partner. The interest was acquired for total consideration of $38,775, which consisted of $17,831 in a combination of cash paid by the Company and a distribution from the joint venture to the joint venture partner and the assumption of the joint venture partner’s share of the loan secured by Parkway Place with a principal balance of $20,944 at the time of purchase.

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

NOTE 4. DISCONTINUED OPERATIONS

In October 2010, the Company completed the sale of Pemberton Square, located in Vicksburg, MS, for a sales price of $1,863 less commissions and customary closing costs for a net sales price of $1,782.  The Company recorded a gain of $379 attributable to the sale in the fourth quarter of 2010.  Proceeds from the sale were used to reduce the outstanding borrowings on the Company’s $525,000 secured credit facility.  The results of operations of this Property are included in discontinued operations for all periods presented.

In December 2010, the Company completed the sale of Milford Marketplace, located in Milford, CT, and the conveyance of its ownership interest in phase I of Settlers Ridge, located in Robinson Township, PA, for a sales price of $111,835 less commissions and customary closing costs for a net sales price of $110,709.  The Company recorded a loss on impairment of assets of $12,363 in the fourth quarter of 2010 to reflect the fair value of the Properties at the time of the sale.  Net proceeds from the sale, after repayment of a construction loan, were used to reduce the outstanding borrowings on the Company’s $525,000 secured credit facility.  The results of operations of this Property are included in discontinued operations for all periods presented.

In December 2010, the Company completed the sale of Lakeview Pointe, located in Stillwater, OK, for a sales price of $21,000 less commissions and customary closing costs for a net sales price of $20,631.  The Company recorded a loss on impairment of real estate assets of $1,302 in the fourth quarter of 2010 to reflect the fair value of the Property at the time of sale.  Net proceeds from the sale, after repayment of a construction loan, were used to reduce the outstanding borrowings on the Company’s $525,000 secured credit facility.  The results of operations of this Property are included in discontinued operations for all periods presented.

In June 2008, the Company sold Chicopee Marketplace III in Chicopee, MA to a third party for a sales price of $7,523 and recognized a gain on the sale of $1,560.  The results of operations of this Property are reported in discontinued operations for the year ended December 31, 2008.

During 2008, the Company sold several Properties that were originally acquired during the fourth quarter of 2007 from the Starmount Company.  In April 2008, the Company completed the sale of five of the community centers located in Greensboro, NC to three separate buyers for an aggregate sales price of $24,325. In June 2008, the Company completed the sale of one of the office Properties for $1,200.  The Company completed the sale of an additional community center located in Greensboro, NC in August 2008 for $19,500.  In December 2008, the sale of an additional office Property and adjacent, vacant development land located in Greensboro, NC was sold for $14,550.  The Company recorded gains of $2,254 and a deferred gain of $281 during the year ended December 31, 2008 attributable to these sales.  The results of operations of these Properties are reported in discontinued operations for the year ended December 31, 2008.  Proceeds received from the dispositions were used to retire a portion of the outstanding balance on the unsecured term facility that was obtained to purchase these Properties.

Total revenues of the centers described above that are included in discontinued operations were $13,858, $7,018 and $10,460 in 2010, 2009 and 2008, respectively.  The total carrying values of net investment in real estate assets and mortgage and other indebtedness at the time of sale for the centers sold during 2010 were $141,487 and $89,071, respectively.  There were no centers sold during 2009.  Discontinued operations for the years ended December 31, 2010, 2009 and 2008 also include true-ups of estimated expense to actual amounts for Properties sold during previous years.

NOTE 5. UNCONSOLIDATED AFFILIATES AND COST METHOD INVESTMENTS

Unconsolidated Affiliates

At December 31, 2010, the Company had investments in the following 16 entities, which are accounted for using the equity method of accounting:

Joint Venture	Property Name	Company's Interest
CBL-TRS Joint Venture, LLC	Friendly Center, The Shops at Friendly Center and a portfolio of six office buildings	50.0%
CBL-TRS Joint Venture II, LLC	Renaissance Center	50.0%
Governor’s Square IB	Governor’s Plaza	50.0%
Governor’s Square Company	Governor’s Square	47.5%
High Pointe Commons, LP	High Pointe Commons	50.0%
High Pointe Commons II-HAP, LP	High Pointe Commons - Christmas Tree Shop	50.0%
Imperial Valley Mall L.P.	Imperial Valley Mall	60.0%
Imperial Valley Peripheral L.P.	Imperial Valley Mall (vacant land)	60.0%
JG Gulf Coast Town Center LLC	Gulf Coast Town Center	50.0%
Kentucky Oaks Mall Company	Kentucky Oaks Mall	50.0%
Mall of South Carolina L.P.	Coastal Grand—Myrtle Beach	50.0%
Mall of South Carolina Outparcel L.P.	Coastal Grand—Myrtle Beach (Coastal Grand Crossing and vacant land)	50.0%
Port Orange I, LLC	The Pavilion at Port Orange Phase I	50.0%
Triangle Town Member LLC	Triangle Town Center, Triangle Town Commons and Triangle Town Place	50.0%
West Melbourne I, LLC	Hammock Landing Phases I and II	50.0%
York Town Center, LP	York Town Center	50.0%

Although the Company has majority ownership of certain of these joint ventures, it has evaluated these investments and concluded that the other partners or owners in these joint ventures have substantive participating rights, such as approvals of:

•	the pro forma for the development and construction of the project and any material deviations or modifications thereto;

•	the site plan and any material deviations or modifications thereto;

•	the conceptual design of the project and the initial plans and specifications for the project and any material deviations or modifications thereto;

•	any acquisition/construction loans or any permanent financings/refinancings;

•	the annual operating budgets and any material deviations or modifications thereto;

•	the initial leasing plan and leasing parameters and any material deviations or modifications thereto; and

•	any material acquisitions or dispositions with respect to the project.

As a result of the joint control over these joint ventures, the Company accounts for these investments using the equity method of accounting.

Condensed combined financial statement information of these unconsolidated affiliates is as follows:

	December 31,
	2010	2009
ASSETS:
Investment in real estate assets	$1,288,921	$1,294,437
Accumulated depreciation	(222,261)	(204,983)
	1,066,660	1,089,454
Construction in progress	18,273	130,471
Net investment in real estate assets	1,084,933	1,219,925
Other assets	111,271	107,250
Total assets	$1,196,204	$1,327,175

LIABILITIES:
Mortgage and other indebtedness	$972,540	$1,040,280
Other liabilities	27,793	33,012
Total liabilities	$1,000,333	$1,073,292
OWNERS' EQUITY
The Company	136,594	178,723
Other investors	59,277	75,160
Total owners' equity	195,871	253,883
Total liabilities and owners’ equity	$1,196,204	$1,327,175

	Year Ended December 31,
	2010	2009 (1)	2008 (1)

Total revenues	$154,078	$164,343	$156,783
Depreciation and amortization	(53,951)	(51,084)	(53,569)
Other operating expenses	(48,723)	(56,223)	(50,693)
Income from operations	51,404	57,036	52,521
Interest income	1,112	1,333	295
Interest expense	(55,161)	(51,186)	(53,497)
Gain on sales of real estate assets	1,492	3,712	5,723
Income (loss) from discontinued operations	166	105	(2,296)
Net income (loss)	$(987)	$11,000	$2,746

(1) Restated for income (loss) from discontinued operations related to the sale of Plaza del Sol in June 2010.

Debt on these Properties is non-recourse, excluding West Melbourne and Port Orange.   See Note 14 for a description of guarantees the Company has issued related to certain unconsolidated affiliates.

Parkway Place L.P.

In October 2010, the Company acquired the remaining 50% interest in Parkway Place in Huntsville, AL, from its joint venture partner. The interest was acquired for total consideration of $38,775, which consisted of $17,831 in a combination of cash paid by the Company and a distribution from the joint venture to the joint venture partner and the assumption of the joint venture partner’s share of the loan secured by Parkway Place with a principal balance of $20,944 at the time of purchase.  The Company recognized a gain of $888 upon acquisition related to the excess of the fair value of the Company’s existing investment over its carrying value at the time of purchase.  The results of operations of Parkway Place through the purchase date are included in the table above.  From the date of purchase, the results of operations of Parkway Place from the date of purchase are reflected on a consolidated basis.

Mall Shopping Center Company

In June 2010, the Company’s 50.6% owned unconsolidated joint venture, Mall Shopping Center Company, sold Plaza del Sol in Del Rio, TX.  The joint venture recognized a gain of $1,244 from the sale, of which the Company’s share was $75, net of the excess of its basis over its underlying equity in the amount of

$554.  The results of operations of Mall Shopping Center Company have been reclassified to discontinued operations in the table above for all periods presented.

CBL Brazil

In October 2007, the Company entered into a condominium partnership agreement with several individual investors and a former land owner to acquire a 60% interest in a new retail development in Macaé, Brazil.  The retail center opened in September 2008.  The Company provided total funding of $26,231, net of distributions received of $940, related to the development.  In October 2009, the Company entered into an agreement to sell its interest in this partnership for a gross sales price of $24,200, less brokerage commissions and other closing costs for a net sales price of $23,028.  The Company recorded a loss on impairment of investment of $1,143 during the third quarter of 2009 to reflect the net loss that was projected on the sale.  The sale closed in December 2009.  The Company incurred an additional impairment loss of $411 related to the sale which is reflected in loss on impairment of investments in the accompanying consolidated statement of operations for the year ended December 31, 2009.

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

CBL Macapa

In September 2008, the Company entered into a condominium partnership agreement with several individual investors to acquire a 60% interest in a new retail development in Macapa, Brazil.  In December 2009, the Company entered into an agreement to sell its 60% interest to one of the individual investors for a gross sales price of $1,263, less closing costs for a net sales price of $1,201.  The sale closed in March 2010.  Upon closing, the buyer paid $200 and gave the Company two notes receivable totaling $1,001, both with an interest rate of 10%, for the remaining balance of the purchase price.  There was no gain or loss on this sale.  On April 22, 2010, the buyer paid the first note of $300, due on April 23, 2010, plus applicable interest.  Upon maturity of the second note of $701, due on June 8, 2010, the buyer requested additional time for payment.  The Company and buyer agreed to revised terms regarding the second note of which the buyer pays monthly installments of $45 from July 2010 to June 2011, with a final balloon installment of $161 due in July 2011.  Interest on the revised note is payable at maturity.

Cost Method Investments

In February 2007, the Company acquired a 6.2% minority interest in subsidiaries of Jinsheng Group (“Jinsheng”), an established mall operating and real estate development company located in Nanjing, China, for $10,125. As of December 31, 2010, Jinsheng owns controlling interests in four home decoration shopping centers, two general retail shopping centers and four development sites.

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

Jinsheng also granted the Company a warrant to acquire 5,461,165 Series A-3 Preferred Shares for $1,875. The warrant expired on January 22, 2010.

The Company accounts for its noncontrolling interest in Jinsheng using the cost method because the Company does not exercise significant influence over Jinsheng and there is no readily determinable market value of Jinsheng’s shares since they are not publicly traded. The Company initially recorded the secured note at its estimated fair value of $4,513, which reflects a discount of $362 due to the fact that it is non-interest bearing.  The discount was amortized to interest income over the term of the secured note using the effective interest method through March 2009, at which time the Company recorded an other-than-temporary impairment charge partially related to the secured note.  See Note 15 for information regarding the fair value of the secured note and warrant.  The noncontrolling interest and the secured note are reflected as investment in unconsolidated affiliates in the accompanying consolidated balance sheets.

As part of its investment review as of March 31, 2009, the Company determined that its noncontrolling interest in Jinsheng was impaired on an other-than-temporary basis due to a decline in expected future cash flows.  The decrease resulted from declining occupancy rates and sales due to the then downturn of the real estate market in China.  An impairment charge of $5,306 is recorded in the Company’s consolidated statement of operations for the year ended December 31, 2009 to reduce the carrying value of the Company’s cost-method investment to its estimated fair value.  The Company performed a quantitative and qualitative analysis of its noncontrolling investment as of December 31, 2010 and determined that the current balance of its investment is not impaired.  A rollforward of the cost-method portion of the Company’s noncontrolling interest for the year ended December 31, 2009 is as follows:

Balance at January 1, 2009	$10,125
Impairment loss recognized in earnings	(5,306)
Balance at December 31, 2009	$4,819

NOTE 6. MORTGAGE AND OTHER INDEBTEDNESS

Mortgage and other indebtedness consisted of the following:
	December 31, 2010		December 31, 2009
	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$3,664,293	5.85%	$3,932,572	6.02%
Recourse term loans on operating properties (2)	30,449	6.00%	117,146	4.64%
Total fixed-rate debt	3,694,742	5.85%	4,049,718	5.99%
Variable-rate debt:
Non-recourse term loans on operating properties	114,625	3.61%	-	0.00%
Recourse term loans on operating properties	350,106	2.28%	242,763	1.68%
Construction loans	14,536	3.32%	126,958	2.48%
Secured lines of credit	598,244	3.38%	759,206	4.19%
Unsecured term loans	437,494	1.66%	437,494	1.73%
Total variable-rate debt	1,515,005	2.65%	1,566,421	2.97%
Total	$5,209,747	4.92%	$5,616,139	5.15%

(1)	Weighted-average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.
(2)	The Company had two interest rate swaps on notional amounts totaling $127,500 as of December 31, 2009 related to its variable-rate loans on operating properties to effectively fix the interest rates on the respective loans. Therefore, these amounts are reflected in fixed-rate debt in 2009.

Non-recourse and recourse term loans include loans that are secured by Properties owned by the Company that have a net carrying value of $5,324,109 at December 31, 2010.

Secured Lines of Credit

The Company has three secured lines of credit that are used for mortgage retirement, working capital, construction and acquisition purposes, as well as issuances of letters of credit. Each of these lines is secured by mortgages on certain of the Company’s operating Properties. Borrowings under the secured lines of credit bear interest at LIBOR, subject to a floor of 1.50%, plus a margin ranging from 1.45% to 4.25% and had a weighted average interest rate of 3.38% at December 31, 2010. The Company also pays fees based on the amount of unused availability under its two largest secured lines of credit at a rate of 0.35% of unused availability. The following summarizes certain information about the secured lines of credit as of December 31, 2010:

Total Capacity		Total Outstanding		Maturity Date	Extended Maturity Date
	$525,000	$75,124	(1)	February 2012	February 2013
	520,000	518,920		August 2011	April 2014
	105,000	4,200		June 2012	N/A
	$1,150,000	$598,244

(1)	There was an additional $7,291 outstanding on this secured line of credit as of December 31, 2010 for letters of credit. Up to $50,000 of the capacity on this line can be used for letters of credit.

In October 2010, Wells Fargo Bank NA, serving as administrative agent, and the lender group of the Company’s $560,000 secured credit facility agreed to waive the requirement that Wausau Mall be added to the collateral pool securing that facility.  As a result, the Company voluntarily reduced the total capacity of the secured line of credit to $520,000 in order to maintain the loan-to-value ratio set forth in the credit facility agreement.

In July 2010, the Company extended and modified its $105,000 secured credit facility, of which First Tennessee Bank NA serves as administrative agent for the lender group.  The facility’s maturity date was extended from June 2011 to June 2012 at its existing interest rate of LIBOR plus 3.00%, with LIBOR subject to a minimum of 1.50%.

During the year ended December 31, 2010, the Company repaid six commercial mortgage-backed securities (“CMBS”) loans with borrowings from the $520,000 credit facility.  The principal balances that were repaid and the Properties securing each loan were as follows:  $38,856 secured by Park Plaza Mall in Little Rock, AK; $8,988 secured by WestGate Crossing in Spartanburg, SC; $29,710 secured by Stroud Mall in Stroudsburg, PA; $47,449 secured by York Galleria in York, PA; and $55,360 secured by Parkdale Mall and Parkdale Crossing in Beaumont, TX.  Each of these Properties was added to the collateral pool securing the $520,000 facility.

The secured lines of credit are collateralized by 41 of the Company’s Properties, or certain parcels thereof, which had an aggregate net carrying value of $1,148,830 at December 31, 2010.

Unsecured Term Loans

In November 2010, the Company closed on the extension of an unsecured term loan that was obtained for the exclusive purpose of acquiring certain properties from the Starmount Company or its affiliates.  At December 31, 2010, the outstanding borrowings of $209,494 under this loan had a weighted average interest rate of 1.39%.  The Company completed its acquisition of the Properties in February 2008 and, as a result, no further draws can be made against the loan.  The loan’s maturity date was extended to November 2011 at its existing interest rate of LIBOR plus a margin of 0.95% to 1.40% based on the Company’s leverage ratio, as defined in the agreement to the loan.  Net proceeds from a sale, or the Company’s share of excess proceeds from any refinancings, of any of the Properties originally purchased with borrowings from this unsecured term loan must be used to pay down any remaining outstanding balance.  The loan has a one-year extension option, which is at the Company’s election, for an outside maturity date of November 2012.

The Company has an unsecured term loan with total capacity of $228,000 that bears interest at LIBOR plus a margin of 1.50% to 1.80% based on the Company’s leverage ratio, as defined in the agreement to the facility.  At December 31, 2010, the outstanding borrowings of $228,000 under the unsecured term loan had a weighted average interest rate of 1.92%.  The loan matures in April 2011 and has two one-year extension options, which are at the Company’s election, for an outside maturity date of April 2013.

Letters of Credit

At December 31, 2010, the Company had additional secured and unsecured lines of credit with a total commitment of $20,971 that can only be used for issuing letters of credit. The letters of credit outstanding under these lines of credit totaled $17,245 at December 31, 2010.

Fixed-Rate Debt

As of December 31, 2010, fixed-rate operating loans bear interest at stated rates ranging from 2.00% to 8.50%. Outstanding borrowings under fixed-rate loans include net unamortized debt premiums of $2,903 that were recorded when the Company assumed debt to acquire real estate assets that was at a net above-market interest rate compared to similar debt instruments at the date of acquisition. Fixed-rate loans generally provide for monthly payments of principal and/or interest and mature at various dates through July 2020, with a weighted average maturity of 4.6 years.

During the fourth quarter of 2010, the Company retired a loan of $10,853 with a fixed rate of 6.70% secured by Wausau Center in Wausau, WI.

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

Variable-Rate Debt

Recourse term loans for the Company’s operating Properties bear interest at variable interest rates indexed to the prime lending rate or LIBOR. At December 31, 2010, interest rates on such recourse loans varied from 1.26% to 4.50%. These loans mature at various dates from February 2011 to September 2011, with a weighted average maturity of 0.5 years, and have various extension options ranging from one to two years.

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

Covenants and Restrictions

The agreements to the $525,000 and $520,000 secured lines of credit contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, and limitations on cash flow distributions.  The Company was in compliance with all covenants and restrictions at December 31, 2010.

The agreements to the $525,000 and $520,000 secured credit facilities and the two unsecured term facilities described above, each with the same lead lender, contain default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods) in the event (i) there is a default in the payment of any indebtedness owed by the Company to any institution which is a part of the lender groups for the credit facilities, or (ii) there is any other type of default with respect to any indebtedness owed by the Company to any institution which is a part of the lender groups for the credit facilities and such lender accelerates the payment of the indebtedness owed to it as a result of such default.  The credit facility agreements provide that, upon the occurrence and continuation of an event of default, payment of all amounts outstanding under these credit facilities and those facilities with which these agreements reference cross-default provisions may be accelerated and the lenders’ commitments may be terminated.  Additionally, any default in the payment of any recourse indebtedness greater than $50,000 or any non-recourse indebtedness greater than $100,000 of the Company, the Operating Partnership and significant subsidiaries, as defined, regardless of whether the lending institution is a part of the lender groups for the credit facilities, will constitute an event of default under the agreements to the credit facilities.

Several of the Company’s malls/open-air centers, associated centers and community centers, in addition to the corporate office building are owned by special purpose entities that are included in the Company’s consolidated financial statements. The sole business purpose of the special purpose entities is to own and operate these Properties. The real estate and other assets owned by these special purpose entities are restricted under the loan agreements in that they are not available to settle other debts of the Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these Properties, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.

Scheduled Principal Payments

As of December 31, 2010, the scheduled principal payments, including maturing balloon amounts, of the Company’s consolidated debt, excluding extension options available at the Company’s election, on all mortgage and other indebtedness are as follows:

2011	$1,612,699
2012	639,594
2013	448,478
2014	149,463
2015	796,088
Thereafter	1,560,522
5,206,844
Net unamortized premiums	2,903
$5,209,747

Of the $1,612,699 of scheduled principal payments in 2011, $656,285 relates to the maturing principal balances of eleven operating property loans and $956,414 relates to the $520,000 secured line of credit and the two unsecured term loans.  Maturing operating property loans with principal balances of $330,074 outstanding as of December 31, 2010 have extensions available at the Company’s option, leaving approximately $326,211 of loan maturities in 2011 that must be retired or refinanced.  The $326,211 of loan maturities in 2011 represents six operating property mortgage loans.  In January 2011, the Company retired one of the six mortgage loans with a principal balance of $78,748 outstanding as of December 31, 2010.  The Company has term sheets executed on three of the Properties.

The Company has extension options available, at its election, related to the maturities of the $520,000 secured credit facility and the two unsecured term loans.  The Company’s $520,000 credit facility is currently secured by several operating properties or parcels thereof.  The Company is in process of obtaining property-specific, non-recourse loans for the majority of these properties and currently has term sheets executed on nine assets that are included in the collateral pool.  As loans are obtained for these properties, the $520,000 secured credit facility may be used to retire future loans maturing in 2011 and 2012, as well as to provide additional flexibility for liquidity purposes.

Interest Rate Hedging Instruments

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

As of December 31, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	1	$72,000

The following tables provide further information relating to the Company’s hedging instruments that had been designated as hedges for GAAP accounting purposes as of December 31, 2010 and 2009:

Instrument Type	Location in Consolidated Balance Sheet	Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 12/31/10	Fair Value at 12/31/09	Maturity Date
Cap	Intangible lease assets and other assets	$ 72,000 (amortizing to $69,375)	3-month LIBOR	3.000%	$3	$-	Jan-12
Cap	Intangible lease assets and other assets	80,000	USD-SIFMA Municipal Swap Index	4.000%	-	2	Dec-10
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	40,000	1-month LIBOR	2.175%	-	(636)	Nov-10
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	87,500	1-month LIBOR	3.600%	-	(2,271)	Sep-10

Hedging	Gain Recognized in OCI/L (Effective Portion)			Location of Losses Reclassified from AOCI/L into Earnings (Effective	Loss Recognized in Earnings (Effective Portion)			Location of Gain (Loss) Recognized in Earnings (Ineffective	Gain (Loss) Recognized in Earnings (Ineffective Portion)
Instrument	2010	2009	2008	Portion)	2010	2009	2008	Portion)	2010	2009	2008
Interest rate contracts	$2,742	$12,614	$(15,574)	Interest Expense	$(2,883)	$(16,915)	$(3,390)	Interest Expense	$23	$38	$(61)

As of December 31, 2010, the Company expects to reclassify approximately $218 of losses currently reported in accumulated other comprehensive income to interest expense within the next twelve months due to the amortization of one interest rate cap.  Fluctuations in fair values of this derivative between December 31, 2010 and the date of termination will vary the projected reclassification amount.

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

Preferred Stock

In March 2010, the Company completed an underwritten public offering of 6,300,000 depositary shares, each representing 1/10th of a share of the Company’s 7.375% Series D Cumulative Redeemable Preferred Stock, having a liquidation preference of $25.00 per depositary share.  The depositary shares were sold at $20.30 per share including accrued dividends of $0.37 per share.  The net proceeds, after underwriting costs and related expenses, of approximately $123,599 were used to reduce outstanding borrowings under the Company’s credit facilities and for general corporate purposes.  The net proceeds included aggregate accrued dividends of $2,331 that were received as part of the offering price.

In October 2010, the Company completed an underwritten public offering of 4,400,000 depositary shares, each representing 1/10th of a share of the Company’s 7.375% Series D Cumulative Redeemable Preferred Stock, having a liquidation preference of $25.00 per depositary share.  The depositary shares were sold at $23.1954 per share including accrued dividends of $0.1485 per share.  Subsequent thereto, the underwriters of the offering exercised their option to purchase an additional 450,000 depositary shares. As a result of the exercise of this option, the Company sold a total of 4,850,000 depositary shares in the offering for net proceeds of $108,799 after underwriting costs and related expenses. The net proceeds included aggregate accrued dividends of $720 that were received as part of the offering price. The net proceeds were used to reduce outstanding borrowings under the Company’s credit facilities and for general corporate purposes.

The Company had 18,150,000 and 7,000,000 depositary shares outstanding, each representing one-tenth of a share of 7.375% Series D Cumulative Redeemable Preferred Stock (the “Series D Preferred Stock”) with a par value of $0.01 per share, at December 31, 2010 and 2009, respectively. The Series D Preferred Stock has a liquidation preference of $250.00 per share ($25.00 per depositary share). The dividends on the Series D Preferred Stock are cumulative, accrue from the date of issuance and are payable quarterly in arrears at a rate of $18.4375 per share ($1.84375 per depositary share) per annum. The Series D Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and is not convertible into any other securities of the Company. The Company may redeem shares, in whole or in part, at any time for a cash redemption price of $250.00 per share ($25.00 per depositary share) plus accrued and unpaid dividends.

The Company had 4,600,000 depositary shares outstanding, each representing one-tenth of a share of 7.75% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) with a par value of $0.01 per share, at December 31, 2010 and 2009. The Series C Preferred Stock has a liquidation preference of $250.00 per share ($25.00 per depositary share). The dividends on the Series C Preferred Stock are cumulative, accrue from the date of issuance and are payable quarterly in arrears at a rate of $19.375 per share ($1.9375 per depositary share) per annum. The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and is not convertible into any other securities of the Company. The Company may redeem shares, in whole or in part, at any time for a cash redemption price of $250.00 per share ($25.00 per depositary share) plus accrued and unpaid dividends.

Holders of each series of preferred stock will have limited voting rights if dividends are not paid for six or more quarterly periods and in certain other events.

Dividends

The Company paid first, second and third quarter 2010 cash dividends on its common stock of $0.20 per share on April 16th, July 15th and October 15th 2010, respectively.  On December 1, 2010, the Company announced a fourth quarter cash dividend of $0.20 per share that was paid on January 18, 2011, to shareholders of record as of December 30, 2010. The dividend declared in the fourth quarter of 2010, totaling $29,585, is included in accounts payable and accrued liabilities at December 31, 2010.  The total dividend included in accounts payable and accrued liabilities at December 31, 2009 was $6,984.

In February 2009, the Company’s Board of Directors declared a quarterly dividend for the Company’s common stock of $0.37 per share for the quarter ended March 31, 2009, to be paid in a combination of cash and shares of the Company’s common stock.  The dividend was paid on 66,407,096 shares of common stock outstanding on the record date.  The Company issued 4,754,355 shares of its common stock in connection with the dividend, which resulted in an increase of 7.2% in the number of shares outstanding.  The Company paid a second quarter 2009 cash dividend on its common stock of $0.11 per share on July 15th, 2009 and third and fourth quarter 2009 cash dividends of $0.05 per share on October 15th, 2009 and January 15th, 2010, respectively.

The allocations of dividends declared and paid for income tax purposes are as follows:

	Year Ended December 31,
	2010	2009	2008
Dividends declared:
Common stock	$0.80000	$0.95000	$1.63500
Series C preferred stock	$19.3750	$19.3750	$19.3750
Series D preferred stock	$18.4375	$18.4375	$18.4375

Allocations:
Common stock
Ordinary income	100.00%	98.90%	76.58%
Capital gains 25% rate	0.00%	1.10%	0.67%
Return of capital	0.00%	0.00%	22.75%
Total	100.00%	100.00%	100.00%

Preferred stock (1)
Ordinary income	100.00%	98.90%	99.14%
Capital gains 25% rate	0.00%	1.10%	0.86%
Total	100.00%	100.00%	100.00%

(1)	The allocations for income tax purposes are the same for each series of preferred stock for each period presented.

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

Redeemable noncontrolling interest includes a noncontrolling partnership interest in the Operating Partnership for which the partnership agreement includes redemption provisions that may require the Company to redeem the partnership interest for real property.  In July 2004, the Company issued 1,560,940 Series S special common units (“S-SCUs”), all of which are outstanding as of December 31, 2010, in connection with the acquisition of Monroeville Mall. Under the terms of the Operating Partnership’s limited partnership agreement, the holder of the S-SCUs has the right to exchange all or a portion of its partnership interest for shares of the Company’s common stock or, at the Company’s election, their cash equivalent. This holder has the additional right to, at any time after the seventh anniversary of the issuance of the S-SCUs, require the Operating Partnership to acquire a qualifying property and distribute it to the holder in exchange for the S-SCUs. Generally, the acquisition price of the qualifying property cannot be more than the lesser of the consideration that would be received in a normal exchange, as discussed above, or $20,000, subject to certain limited exceptions.  Should the consideration that would be received in a normal exchange exceed the maximum property acquisition price as described in the preceding sentence, the excess portion of its partnership interest could be exchanged for shares of the Company’s stock or, at the Company’s election, their cash equivalent.  The S-SCUs received a minimum distribution of $2.53825 per unit per year for the first five years, and receive a minimum distribution of $2.92875 per unit per year thereafter.

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

At December 31, 2010, holders of 15,560,854 J-SCUs are eligible to exchange their units for shares of common stock or, at the Company’s election, their cash equivalent. The J-SCUs receive a minimum distribution equal to $0.3628125 per unit per quarter ($1.45125 per unit per year), subject to certain adjustments if the distribution on the common units is equal to or less than $0.21875 for four consecutive quarters. Commencing in January 2011, the Company has the right to convert the J-SCUs to common units.

In June 2005, the Company issued 571,700 L-SCUs, all of which are outstanding as of December 31, 2010, in connection with the acquisition of Laurel Park Place. The L-SCUs receive a minimum distribution of $0.7572 per unit per quarter ($3.0288 per unit per year). Upon the earlier to occur of June 1, 2020, or when the distribution on the common units exceeds $0.7572 per unit for four consecutive calendar quarters, the L-SCUs will thereafter receive a distribution equal to the amount paid on the common units.

In November 2005, the Company issued 1,144,924 K-SCUs, all of which are outstanding as of December 31, 2010, in connection with the acquisition of Oak Park Mall, Eastland Mall and Hickory Point Mall. The K-SCUs received a dividend at a rate of 6.0%, or $2.85 per K-SCU, for the first year following the close of the transaction and receive a dividend at a rate of 6.25%, or $2.96875 per K-SCU, thereafter. When the quarterly distribution on the Operating Partnership’s common units exceeds the quarterly K-SCU distribution for four consecutive quarters, the K-SCUs will receive distributions at the rate equal to that paid on the Operating Partnership’s common units. At any time following the first anniversary of the closing date, the holders of the K-SCUs may exchange them, on a one-for-one basis, for shares of the Company’s common stock or, at the Company’s election, their cash equivalent.

In December 2010, holders of 9,807,013 J-SCUs exercised their conversion rights.  The Company was requested to exchange common stock for these units, and elected to do so.

During 2008, holders of 24,226 J-SCUs exercised their conversion rights.  The Company was requested to exchange common stock for these units, and elected to do so.

No holders of special common units or common units of noncontrolling limited partnership interest in the Operating Partnership exercised their conversion rights during 2009.

Outstanding rights to convert redeemable noncontrolling interests and noncontrolling interests in the Operating Partnership to common stock were held by the following parties at December 31, 2010 and 2009:
	December 31,
	2010	2009
Jacobs	13,106,525	22,913,538
CBL’s Predecessor	18,604,156	18,630,037
Third parties	10,430,998	10,405,117
Total Operating Partnership Units	42,141,679	51,948,692

The assets and liabilities allocated to the Operating Partnership’s redeemable noncontrolling interest and noncontrolling interests are based on their ownership percentages of the Operating Partnership at December 31, 2010 and 2009.  The ownership percentages are determined by dividing the number of Operating Partnership Units held by each of the redeemable noncontrolling interest and the noncontrolling interests at December 31, 2010 and 2009 by the total Operating Partnership Units outstanding at December 31, 2010 and 2009, respectively.  The redeemable noncontrolling interest ownership percentage in assets and liabilities of the Operating Partnership was 0.8% at December 31, 2010 and 2009.  The noncontrolling interest ownership percentage in assets and liabilities of the Operating Partnership was 21.4% and 26.6% at December 31, 2010 and 2009, respectively.

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

A change in the number of shares of common stock or Operating Partnership Units changes the percentage ownership of all partners of the Operating Partnership.  An Operating Partnership Unit is considered to be equivalent to a share of common stock since it generally is exchangeable for shares of the Company’s common stock or, at the Company’s election, their cash equivalent. As a result, an allocation is made between redeemable noncontrolling interest, shareholders’ equity and noncontrolling interests in the Operating Partnership in the accompanying balance sheet to reflect the change in ownership of the Operating Partnership’s underlying equity when there is a change in the number of shares and/or Operating Partnership Units outstanding.  During 2010 and 2008, the Company allocated $3,139 and $476, respectively, from shareholders’ equity to redeemable noncontrolling interest.  During 2009, the Company allocated $4,242 from redeemable nocontrolling interest to shareholders’ equity.  During 2010, 2009 and 2008, the Company allocated $43,905, $7,942 and $369, respectively, from noncontrolling interest to shareholders’ equity.

The total redeemable noncontrolling interest in the Operating Partnership was $28,070 and $16,194 at December 31, 2010 and 2009, respectively.  The total noncontrolling interest in the Operating Partnership was $217,519 and $301,808 at December 31, 2010 and 2009, respectively.

On December 1, 2010, the Operating Partnership declared distributions of $1,143 and $11,105 to the Operating Partnership’s redeemable noncontrolling limited partners and noncontrolling limited partners, respectively. The distributions were paid on January 18, 2011. This distribution represented a distribution of $0.2000 per unit for each common unit and $0.3317 to $0.7572 per unit for certain special common units in the Operating Partnership. The total distribution is included in accounts payable and accrued liabilities at December 31, 2010.

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

Redeemable Noncontrolling Interests and Noncontrolling Interests in Other Consolidated Subsidiaries

Redeemable noncontrolling interests includes the aggregate noncontrolling ownership interest in five of the Company’s other consolidated subsidiaries that is held by third parties and for which the related partnership agreements contain redemption provisions at the holder’s election that allow for redemption through cash and/or properties.  The total redeemable noncontrolling interests in other consolidated subsidiaries was $430,143 and $428,065 at December 31, 2010 and 2009, respectively.

The redeemable noncontrolling interests in other consolidated subsidiaries includes the third party interest in the Company’s subsidiary that provides security and maintenance services and the perpetual preferred joint venture units (“PJV units”) issued to Westfield Group (“Westfield”) for its preferred interest in CW Joint Venture, LLC, a Company-controlled entity (“CWJV”), consisting of four of the Company’s other consolidated subsidiaries.  Activity related to the redeemable noncontrolling preferred joint venture interest represented by the PJV units is as follows:

	Year Ended December 31,
	2010	2009
Beginning Balance	$421,570	$421,279
Net income attributable to redeemable noncontrolling preferred joint venture interest	20,670	20,737
Distributions to redeemable noncontrolling preferred joint venture interest	(20,552)	(20,446)
Issuance of preferred joint venture interest	2,146	-
Ending Balance	$423,834	$421,570

See Note 14 for additional information regarding the PJV units.

Noncontrolling interests includes the aggregate noncontrolling ownership interest in 17 of the Company’s other consolidated subsidiaries that is held by third parties and for which the related partnership agreements either do not include redemption provisions or are subject to redemption provisions that do not require classification outside of permanent equity. The total noncontrolling interests in other consolidated subsidiaries was $6,086 and $675 at December 31, 2010 and 2009, respectively.

The assets and liabilities allocated to the redeemable noncontrolling interests and noncontrolling interests in other consolidated subsidiaries are based on the third parties’ ownership percentages in each subsidiary at December 31, 2010 and 2009. Income is allocated to the redeemable noncontrolling interests and noncontrolling interests in other consolidated subsidiaries based on the third parties’ weighted average ownership in each subsidiary during the year.

Variable Interest Entities

Imperial Valley Commons, L.P.

The Company has a 60% ownership interest in a joint venture with a third party for the potential development of Imperial Valley Commons, a community retail shopping center in El Centro, CA.  The Company determined that its investment represents a variable interest in a variable interest entity and that the Company is the primary beneficiary since it has the ability to direct the activities of this joint venture that most significantly impact the joint venture’s economic performance.  The Company earns a preferred return on its investment until it has been reimbursed.  As a result, the joint venture is presented in the accompanying financial statements as of December 31, 2010 and 2009 on a consolidated basis, with any interests of the third party reflected as noncontrolling interest.  At December 31, 2010 and 2009, this joint venture had total assets of $24,928 and $24,440, respectively.

PPG Venture I Limited Partnership

The Company has a 10% ownership interest and is the primary beneficiary in a joint venture that owns and operates Willowbrook Plaza in Houston, TX, Massard Crossing in Ft. Smith, AR and Pemberton Plaza in Vicksburg, MS. At December 31, 2010 and 2009, this joint venture had total assets of $50,571 and $51,429, respectively, and a mortgage note payable of $34,961 and $35,487, respectively.

NOTE 9. MINIMUM RENTS

The Company receives rental income by leasing retail shopping center space under operating leases. Future minimum rents are scheduled to be received under noncancellable tenant leases at December 31, 2010, as follows:

2011	$614,684
2012	521,548
2013	444,767
2014	386,129
2015	328,696
Thereafter	1,026,446
$3,322,270

Future minimum rents do not include percentage rents or tenant reimbursements that may become due.

NOTE 10. MORTGAGE AND OTHER NOTES RECEIVABLE

Mortgage notes receivable are collateralized by first mortgages, wrap-around mortgages on the underlying real estate and related improvements or by assignment of 100% of the partnership interests that own the real estate assets.  Other notes receivable include amounts due from tenants or government sponsored districts and unsecured notes received from third parties as whole or partial consideration for property or investments.  Interest rates on mortgage and other notes receivable range from 2.0% to 12.0%, with a weighted average interest rate of 6.87% and 5.60% at December 31, 2010 and 2009, respectively. Maturities of these notes receivable range from March 2011 to January 2047.

The Company reviews its mortgage and other notes receivable to determine if the balances are realizable based on factors affecting the collectibility of those balances.  Factors may include credit quality, timeliness of required periodic payments, past due status and management discussions with obligors. In June 2010, the Company revised a note receivable with a balloon amount due of $701 in order to allow for monthly installment payments to be received over a period of twelve months with a small balloon balance due one month thereafter.  As of December 31, 2010, the Company believes that its mortgage and other notes receivable balance of $30,519 is fully collectible and, as such, has not recorded an allowance for credit losses related to these receivables.

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

Year Ended December 31, 2010	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$968,017	$42,356	$16,659	$44,772	$1,071,804
Property operating expenses (1)	(317,249)	(11,185)	(3,631)	26,374	(305,691)
Interest expense	(231,113)	(7,794)	(4,712)	(42,960)	(286,579)
Other expense	-	-	-	(25,523)	(25,523)
Gain (loss) on sales of real estate assets	1,754	-	1,144	(11)	2,887
Segment profit	$421,409	$23,377	$9,460	$2,652	$456,898
Depreciation and amortization expense					(286,465)
General and administrative expense					(43,383)
Interest and other income					3,873
Gain on investments					888
Loss on impairment of real estate (4)					(40,240)
Equity in losses of unconsolidated affiliates					(188)
Income tax benefit					6,417

Income from continuing operations					$97,800
Total assets	$6,561,098	$325,395	$67,252	$552,809	$7,506,554
Capital expenditures (3)	$98,277	$7,931	$25,050	$53,856	$185,114

Year Ended December 31, 2009	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$982,116	$41,022	$13,632	$45,509	$1,082,279
Property operating expenses (1)	(323,681)	(10,820)	(4,871)	25,694	(313,678)
Interest expense	(245,987)	(8,475)	(3,013)	(35,351)	(292,826)
Other expense	-	-	-	(25,794)	(25,794)
Gain on sales of real estate assets	1,886	705	889	340	3,820
Segment profit	$414,334	$22,432	$6,637	$10,398	453,801
Depreciation and amortization expense					(306,928)
General and administrative expense					(41,010)
Interest and other income					5,211
Loss on investments					(9,260)
Loss on extinguishment of debt					(601)
Loss on impairment of real estate (4)					(114,862)
Equity in earnings of unconsolidated affiliates					5,489
Income tax benefit					1,222

Income from continuing operations					$(6,938)
Total assets	$6,638,835	$333,210	$69,449	$687,616	$7,729,110
Capital expenditures (3)	$134,865	$17,272	$2,888	$103,878	$258,903

Year Ended December 31, 2008	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$1,019,354	$43,471	$10,038	$59,311	$1,132,174
Property operating expenses (1)	(354,976)	(11,439)	(3,162)	21,971	(347,606)
Interest expense	(252,074)	(9,045)	(2,801)	(47,790)	(311,710)
Other expense	-	-	-	(33,333)	(33,333)
Gain on sales of real estate assets	5,227	28	1,071	4,539	10,865
Segment profit	$417,531	$23,015	$5,146	$4,698	450,390
Depreciation and amortization expense					(330,325)
General and administrative expense					(45,241)
Interest and other income					10,076
Loss on investments					(17,181)
Equity in earnings of unconsolidated affiliates					2,831
Income tax provision					(13,495)

Income from continuing operations					$57,055
Total assets	$6,884,654	$343,440	$73,508	$732,733	$8,034,335
Capital expenditures (3)	$182,049	$7,855	$23,782	$217,237	$430,923

(1)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.
(2)	The All Other category includes mortgage and other notes receivable, office buildings, the Management Company and the Company’s subsidiary that provides security and maintenance services.
(3)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.
(4)
Loss on impairment of real estate for the year ended December 31, 2010 consisted of $25,435 related to Malls, $13,649 related to Community Centers and $1,156 related to All Other.  Loss on impairment of real estate of $114,862 for the year ended December 31, 2009 was related to Malls.

NOTE 12. SUPPLEMENTAL AND NONCASH INFORMATION

The Company paid cash for interest, net of amounts capitalized, in the amount of $278,783, $294,754 and $319,680 during 2010, 2009 and 2008, respectively.

The Company’s noncash investing and financing activities for 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Accrued dividends and distributions payable	$41,833	$19,688	$43,592
Additions to real estate assets accrued but not yet paid	19,125	3,894	18,504
Notes receivable from sale of interest in unconsolidated affiliate	1,001	1,750	-
Distribution of real estate assets from unconsolidated affiliate	12,210	-	-
Issuance of additional redeemable noncontrolling preferred joint venture interests	2,146	-	-
Reclassification of mortgage and other notes receivable to other assets	7,269	-	-
Consolidation of Parkway Place:
Increase in real estate assets	33,706	-	-
Increase in tenant and other receivables	735	-	-
Increase in intangible lease and other assets	3,240	-	-
Increase in mortgage and other indebtedness	21,753	-	-
Increase in accounts payable and accrued liabilities	4,478	-	-
Decrease in investment in unconsolidated affiliates	(15,175)	-	-
Issuance of common stock for dividend	-	14,739	-
Reclassification of developments in progress to mortgage and other notes receivable	-	2,759	17,371
Additions to real estate assets from forgiveness of mortgage note receivable	-	6,502	-
Issuance of noncontrolling interests in Operating Partnership for distribution	-	4,140	-
Notes receivable from sale of real estate assets	-	-	11,258
Deconsolidation of joint ventures:
Decrease in real estate assets	-	-	(51,607)
Decrease in mortgage notes payable	-	-	(9,058)
Decrease in noncontrolling interest	-	-	(3,257)
Increase in investment in unconsolidated affiliates	-	-	33,776
Decrease in accounts payable and accrued liabilities	-	-	(5,516)

NOTE 13. RELATED PARTY TRANSACTIONS

CBL’s Predecessor and certain officers of the Company have a significant noncontrolling interest in the construction company that the Company engaged to build substantially all of the Company’s development Properties. The Company paid approximately $36,922, $87,942 and $179,517 to the construction company in 2010, 2009 and 2008, respectively, for construction and development activities. The Company had accounts payable to the construction company of $2,679 and $3,403 at December 31, 2010 and 2009, respectively.

The Management Company provides management, development and leasing services to the Company’s unconsolidated affiliates and other affiliated partnerships. Revenues recognized for these services amounted to $4,835, $5,862 and $9,694 in 2010, 2009 and 2008, respectively.

NOTE 14. CONTINGENCIES

CBL’s Predecessor and certain officers of the Company have a significant noncontrolling interest in the construction company that the Company engaged to build substantially all of the Company’s development properties. On March 11, 2010, The Promenade D’Iberville, LLC, a subsidiary of the Company, filed a lawsuit in the Circuit Court of Harrison County, Mississippi, against multiple defendants, including this construction company, seeking damages for, among other things, alleged property damage arising out of work on a shopping center development in D’Iberville, Mississippi.  The construction company filed an answer and counterclaim denying liability and seeking to recover from the subsidiary the retainage of approximately $320 allegedly owed under the construction contract.  The case is at the discovery stage.  Charles B. Lebovitz, Chairman of the Board of the Company, resigned as a director of the construction company effective May 1, 2010, and no other CBL officer or director currently serves as a director or officer of the construction company.

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

 The Company consolidates CWJV, its joint venture investment with Westfield.  The terms of the joint venture agreement require that CWJV pay an annual preferred distribution at a rate of 5.0%, which increases to 6.0% on July 1, 2013, on the preferred liquidation value of the PJV units of CWJV that are held by Westfield.  Westfield has the right to have all or a portion of the PJV units redeemed by CWJV with property owned by CWJV, and subsequent to October 16, 2012, with either cash or property owned by CWJV, in each case for a net equity amount equal to the preferred liquidation value of the PJV units. At any time after January 1, 2013, Westfield may propose that CWJV acquire certain qualifying property that would be used to redeem the PJV units at their preferred liquidation value. If CWJV does not redeem the PJV units with such qualifying property (a “Preventing Event”), then the annual preferred distribution rate on the PJV units increases to 9.0% beginning July 1, 2013.  The Company will have the right, but not the obligation, to offer to redeem the PJV units after January 31, 2013 at their preferred liquidation value, plus accrued and unpaid distributions. If the Company fails to make such an offer, the annual preferred distribution rate on the PJV units increases to 9.0% for the period from July 1, 2013 through June 30, 2016, at which time it decreases to 6.0% if a Preventing Event has not occurred.  If, upon redemption of the PJV units, the fair value of the Company’s common stock is greater than $32.00 per share, then such excess (but in no case greater than $26,000 in the aggregate) shall be added to the aggregate preferred liquidation value payable on account of the PJV units.  The Company accounts for this contingency using the method prescribed for earnings or other performance measure contingencies.  As such, should this contingency result in additional consideration to Westfield, the Company will record the current fair value of the consideration issued as a purchase price adjustment at the time the consideration is paid or payable.

Guarantees

The Company may guarantee the debt of a joint venture primarily because it allows the joint venture to obtain funding at a lower cost than could be obtained otherwise. This results in a higher return for the joint venture on its investment, and a higher return on the Company’s investment in the joint venture. The Company may receive a fee from the joint venture for providing the guaranty. Additionally, when the Company issues a guaranty, the terms of the joint venture agreement typically provide that the Company may receive indemnification from the joint venture or have the ability to increase our ownership interest.

The Company owns a parcel of land in Lee's Summit, MO that it is ground leasing to a third party developer for the purpose of developing a shopping center.  The Company has guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount is $24,379.  The Company recorded an obligation of $315 in its consolidated balance sheets as of December 31, 2010 and 2009 to reflect the estimated fair value of the guaranty.  The total amount outstanding at December 31, 2010 on the loans was $80,437 of which the Company has guaranteed $21,718.

The third party developer and the lender of the loans amended the loans in June and September 2010. Pursuant to these amendments, any previous events of default were either retracted by the lender or deemed cured. The loan was further amended to, among other things, reduce the maximum amount of the loan from $116,867 to $90,294, which reduced the Company’s maximum exposure under its guaranty from $31,554 to $24,379. The amendments also established time parameters to achieve certain leasing thresholds as well as to require that the third party developer effect the closing of a bond issuance of at least $27,000 on or before February 15, 2011, the net proceeds of which would be used to reduce the outstanding amount on the bond line of credit.

The bond issuance was not completed by February 15, 2011. On February 16, 2011, the lender provided a notice to the third party developer that there was an event of default as a result of not having completed the bond issuance. The notice also provided that the lender was willing to waive the event of default and consider appropriate modifications to the loan so long as the modifications are completed no later than March 15, 2011 and that the lender will not make any demand on the guarantors of the loan, including the Company’s portion, on or before March 15, 2011, as a result of the event of default. The Company has not recorded an accrual for the contingent guaranty obligation as the Company does not believe that this contingent obligation is probable.

The Company has guaranteed 100% of the construction and land loans of West Melbourne I, LLC (“West Melbourne”), an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $50,678.  West Melbourne developed and operates Hammock Landing, a community center in West Melbourne, FL. The total amount outstanding on the loans at December 31, 2010 was $45,610. The guaranty will expire upon repayment of the debt.  The land loan, representing $3,276 of the amount outstanding at December 31, 2010, matures in August 2011.  West Melbourne will either retire this loan at maturity or may request an extension of the maturity date.  The construction loan, representing $42,334 of the amount outstanding at December 31, 2010, matures in August 2011 and has two one-year extension options available.  The Company recorded an obligation of $670 in the accompanying condensed consolidated balance sheets as of December 31, 2010 and December 31, 2009 to reflect the estimated fair value of this guaranty.

The Company has guaranteed 100% of the construction loan of Port Orange I, LLC (“Port Orange”), an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $97,183.  Port Orange developed and, in March 2010, opened The Pavilion at Port Orange, a community center in Port Orange, FL.  The total amount outstanding at December 31, 2010 on the loan was $69,363. The guaranty will expire upon repayment of the debt.  The loan matures in December 2011 and has two one-year extension options available. The Company has recorded an obligation of $1,120 in the accompanying condensed consolidated balance sheets as of December 31, 2010 and December 31, 2009 to reflect the estimated fair value of this guaranty.

The Company has guaranteed the lease performance of York Town Center, LP (“YTC”), an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $18,800 as of December 31, 2010.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not record an obligation for this guaranty because it determined that the fair value of the guaranty is not material.

The Company has guaranteed 100% of a construction loan of JG Gulf Coast Town Center, LLC, an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $11,561.  Proceeds from the construction loan are designated for the development of Phase III of Gulf Coast Town Center, an open-air center in Fort Myers, FL. The total amount outstanding at December 31, 2010 on the loans was $11,561. The guaranty will expire upon repayment of the debt.  The loan matures in April 2011 and has a one year extension option available.  The Company did not record an obligation for this guaranty because it determined that the fair value of the guaranty is not material.

Performance Bonds

The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $26,250 and $34,429 at December 31, 2010 and 2009, respectively.

Ground Leases

The Company is the lessee of land at certain of its Properties under long-term operating leases, which include scheduled increases in minimum rents.  The Company recognizes these scheduled rent increases on a straight-line basis over the initial lease terms.  Most leases have initial terms of at least 20 years and contain one or more renewal options, generally for a minimum of five- or 10-year periods.  Lease expense recognized in the consolidated statements of operations for 2010, 2009 and 2008 was $1,760, $2,176 and $1,940, respectively.

The future obligations under these operating leases at December 31, 2010, are as follows:

2011	$804
2012	810
2013	822
2014	831
2015	841
Thereafter	32,237
$36,345

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

The following tables set forth information regarding the Company’s financial instruments that are measured at fair value in the consolidated balance sheets as of December 31, 2010 and 2009:
		Fair Value Measurements at Reporting Date Using
	Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$22,052	$22,052	$-	$-
Privately held debt and equity securities	2,475	-	-	2,475
Interest rate cap	3	-	3	-

		Fair Value Measurements at Reporting Date Using
	Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$4,039	$4,039	$-	$-
Privately held debt and equity securities	2,475	-	-	2,475
Interest rate cap	2	-	2	-

Liabilities:
Interest rate swaps	$2,907	$-	$2,907	$-

Intangible lease assets and other assets in the consolidated balance sheets include marketable securities consisting of corporate equity securities, mortgage/asset-backed securities, mutual funds and bonds that are classified as available for sale.  Net unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of accumulated other comprehensive income in redeemable noncontrolling interests, shareholders’ equity and noncontrolling interests.  During 2008, it was determined that certain corporate equity securities were impaired on an other-than-temporary basis.  Due to this, the Company recognized total write-downs of $17,181 during the year ended December 31, 2008 to reduce the carrying value of those investments to their total fair value of $4,209.  During the years ended December 31, 2010 and 2009, the Company did not recognize any write-downs for other-than-temporary impairments.  The fair value of the Company’s available-for-sale securities is based on quoted market prices and, thus, is classified under Level 1.  See Note 2 for a summary of the available-for-sale securities held by the Company.

In February 2007, the Company received a secured convertible promissory note from, and a warrant to acquire shares of, Jinsheng, in which the Company also holds a cost-method investment.  See Note 5 for additional information.  The secured convertible note is non-interest bearing and is secured by shares of Jinsheng.  Since the secured convertible note is non-interest bearing and there is no active market for Jinsheng’s debt, the Company performed an analysis on the note considering credit risk and discounting factors to determine the fair value.  The warrant was initially valued using estimated share price and volatility variables in a Black Scholes model.  Due to the significant estimates and assumptions used in the valuation of the note and warrant, the Company has classified these under Level 3.  As part of its investment review as of March 31, 2009, the Company determined that its investment in Jinsheng was impaired on an other-than-temporary basis due to a decline in expected future cash flows as a result of declining occupancy and sales related to the then downturn of the real estate market in China.  An impairment charge of $2,400 is recorded in the Company’s consolidated statement of operations for the year ended December 31, 2009 to reduce the carrying values of the secured convertible note and warrant to their estimated fair values.  The warrant expired in January 2010 and had no value.  The Company performed qualitative and quantitative analyses of its investment as of December 31, 2010 and determined that the current balance of the secured convertible note and warrant of $2,475 is not impaired.

See Note 5 for further discussion.

The Company uses interest rate swaps and caps to mitigate the effect of interest rate movements on its variable-rate debt.  The Company had one interest rate cap as of December 31, 2010 and two interest rate swaps and one interest rate cap as of December 31, 2009 that qualify as hedging instruments and are designated as cash flow hedges.  The interest rate caps are included in intangible lease assets and other assets and the interest rate swaps are reflected in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.  The swaps and cap have predominantly met the effectiveness test criteria since inception and changes in their fair values are, thus, primarily reported in other comprehensive income (loss) and are reclassified into earnings in the same period or periods during which the hedged item affects earnings. The fair values of the Company’s interest rate hedges, classified under Level 2,  are determined using a proprietary model which is based on prevailing market data for contracts with matching durations, current and anticipated LIBOR or other interest basis information, consideration of the Company’s credit standing, credit risk of the counterparties and reasonable estimates about relevant future market conditions. See Notes 2 and 6 for additional information regarding the Company’s interest rate hedging instruments.

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments. Based on the interest rates for similar financial instruments, the carrying value of mortgage and other notes receivable is a reasonable estimate of fair value. The fair value of mortgage and other indebtedness was $5,709,860 and $5,830,722 at December 31, 2010 and 2009, respectively. The fair value was calculated by discounting future cash flows for the notes payable using estimated market rates at which similar loans would be made currently.

The following tables set forth information regarding the Company’s assets that are measured at fair value on a nonrecurring basis:

		Fair Value Measurements at Reporting Date Using
	Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Asset:
Long-lived asset	$11,303	$-	$-	$11,303	$25,435

In accordance with the Company’s impairment review process procedures described in Note 2, a long-lived asset held and used with a carrying amount of $37,013 as of June 30, 2010 was written down to its estimated fair value of $11,578 as of the same date, resulting in a loss on impairment of real estate of $25,435.  The fair value reflected in the table above of $11,303 represents the estimated fair value as of June 30, 2010, adjusted for capital expenditures and depreciation expense during the second half of the year.  See Note 2 for additional information.

		Fair Value Measurements at Reporting Date Using
	Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Asset:
Long-lived asset	$15,355	$-	$15,355	$-	$14,862
Cost-method investment	4,819	-	-	4,819	5,306

Long-lived assets held and used with a carrying amount of $130,217 as of December 31, 2009 were written down to their estimated fair value of $15,355 as of the same date, resulting in a loss on impairment of real estate of $114, 862 during 2009.  See Note 2 for additional information.

In accordance with the Company’s impairment review process procedures described in Note 5, a cost-method investment with a carrying amount of $10,125 as of March 31, 2009 was written down to its estimated fair value of $4,819 as of same date, resulting in a loss on investment of $5,306 during 2009.  See Note 5 for additional information.

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

The share-based compensation cost that was charged against income for the plan was $2,201, $2,797 and $3,961 for 2010, 2009 and 2008, respectively. Share-based compensation cost resulting from share-based awards is recorded at the Management Company, which is a taxable entity. The income tax effect resulting from share-based compensation of $1,815 and $(7,472) in 2010 and 2008, respectively, has been reflected as a financing cash flow in the consolidated statements of cash flows. There was no income tax benefit in 2009.  Share-based compensation cost capitalized as part of real estate assets was $169, $288 and $844 in 2010, 2009 and 2008, respectively.

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

The Company’s stock option activity for the year ended December 31, 2010 is summarized as follows:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	566,334	$16.06
Cancelled	(2,800)	$18.27
Exercised	(115,709)	$12.70
Outstanding at December 31, 2010	447,825	$16.92	1.0	$-
Vested and exercisable at December 31, 2010	447,825	$16.92	1.0	$-

The total intrinsic value of options exercised during 2010 and 2008 was $346 and $488, respectively.  No options were exercised during 2009.

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

A summary of the status of the Company’s stock awards as of December 31, 2010, and changes during the year ended December 31, 2010, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2010	156,120	$33.16
Granted	119,100	$10.34
Vested	(83,450)	$11.02
Forfeited	(4,630)	$17.33
Nonvested at December 31, 2010	187,140	$18.43

The weighted average grant-date fair value of shares granted during 2010, 2009 and 2008 was $10.34, $5.37 and $20.44, respectively. The total fair value of shares vested during 2010, 2009 and 2008 was $914, $1,338 and $3,952, respectively.

As of December 31, 2010, there was $1,824 of total unrecognized compensation cost related to nonvested stock awards granted under the plan, which is expected to be recognized over a weighted average period of 2.5 years.  In February 2011, the Company granted restricted stock awards to its employees that will vest over the next five years.

NOTE 17. EMPLOYEE BENEFIT PLANS

401(k) Plan

The Management Company maintains a 401(k) profit sharing plan, which is qualified under Section 401(a) and Section 401(k) of the Code to cover employees of the Management Company. All employees who have attained the age of 21 and have completed at least 90 days of service are eligible to participate in the plan. The plan provides for employer matching contributions on behalf of each participant equal to 50% of the portion of such participant’s contribution that does not exceed 2.5% of such participant’s compensation for the plan year. Additionally, the Management Company has the discretion to make additional profit-sharing-type contributions not related to participant elective contributions. Total contributions by the Management Company were $957, $840 and $1,136 in 2010, 2009 and 2008, respectively.

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

At December 31, 2010 and 2009, there were 65,488 and 62,414 shares, respectively, that were deemed set aside in accordance with these arrangements.

For other officers, the deferred compensation arrangements provide that their bonus compensation is deferred in the form of a note payable to the officer. Interest accumulates on these notes at 5.0%. When an arrangement terminates, the note payable plus accrued interest is paid to the officer in cash. At December 31, 2010 and 2009, the Company had notes payable, including accrued interest, of $53 and $326, respectively, related to these arrangements.

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

The condensed consolidated financial statement information for the Operating Partnership is presented as follows:

	December 31,
	2010	2009
ASSETS:
Net investment in real estate assets	$6,890,136	$7,105,034
Other assets	616,514	634,194
Total assets	$7,506,650	$7,739,228
LIABILITIES:
Mortgage and other indebtedness	$5,209,747	$5,616,139
Other liabilities	314,651	251,389
Total liabilities	5,524,398	5,867,528
Redeemable noncontrolling interests	458,213	444,259

Partners’ capital	1,517,957	1,426,766
Noncontrolling interests	6,082	675
Total partners’ capital and noncontrolling interests	1,524,039	1,427,441
Total liabilities, redeemable noncontrolling interests, partners’ capital and noncontrolling interests	$7,506,650	$7,739,228

	Year Ended December 31,
	2010	2009	2008

Total revenues	$1,071,804	$1,082,279	$1,132,174
Depreciation and amortization	(286,465)	(306,928)	(330,325)
Other operating expenses	(414,837)	(493,869)	(425,704)
Income from operations	370,502	281,482	376,145
Interest and other income	3,831	5,211	10,073
Interest expense	(286,495)	(292,826)	(311,708)
Loss on extinguishment of debt	-	(601)	-
Gain (loss) on investments	888	(9,260)	(17,181)
Gain on sales of real estate assets	2,887	3,820	10,865
Equity in earnings (losses) of unconsolidated affiliates	(188)	5,489	2,831
Income tax benefit (provision)	6,417	1,222	(13,495)
Income (loss) from continuing operations	97,842	(5,463)	57,530
Operating income (loss) of discontinued operations	(9)	(110)	2,188
Gain (loss) on discontinued operations	379	(17)	3,798
Net income (loss)	98,212	(5,590)	63,516
Noncontrolling interest in earnings of other consolidated subsidiaries	(25,001)	(25,769)	(23,959)
Net income (loss) attributable to partners of the operating partnership	$73,211	$(31,359)	$39,557

NOTE 19. QUARTERLY INFORMATION (UNAUDITED)

As previously disclosed in Note 2 contained herein, during the course of the Company’s normal quarterly impairment review process for the fourth quarter of 2009, it was determined that write-downs of the depreciated book values of three shopping centers to their estimated fair values was appropriate, resulting in a non-cash loss on impairment of real estate assets of $114,862 for the year ended December 31, 2009.  In addition, the Company incurred losses on impairment of real estate assets of $25,435 and $14,805 during the second and fourth quarters of 2010, respectively.  These significant charges impact the comparability of the quarterly and annual amounts for 2010 and 2009 as reported below.

The following quarterly information differs from previously reported amounts due to the reclassifications of the results of operations of certain long-lived assets to discontinued operations for all periods presented.

Year Ended December 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
Total revenues	$262,995	$258,651	$261,735	$288,423	$1,071,804
Income from operations	95,937	72,397	97,222	104,946	370,502
Income from continuing operations	27,443	4,167	26,993	39,197	97,800
Discontinued operations	(240)	350	684	(424)	370
Net income	27,203	4,517	27,677	38,773	98,170
Net income attributable to the Company	16,956	1,116	17,939	26,140	62,151
Net income (loss) available to common shareholders	10,928	(7,242)	9,580	16,266	29,532
Basic per share data attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$0.08	$(0.05)	$0.07	$0.12	$0.21
Net income (loss) available to common shareholders	$0.08	$(0.05)	$0.07	$0.12	$0.21
Diluted per share data attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$0.08	$(0.05)	$0.07	$0.12	$0.21
Net income (loss) available to common shareholders	$0.08	$(0.05)	$0.07	$0.12	$0.21

Year Ended December 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (2)
Total revenues	$269,518	$264,861	$261,121	$286,779	$1,082,279
Income (loss) from operations	91,825	96,419	95,324	(3,561)	280,007
Income (loss) from continuing operations	14,869	25,200	27,711	(74,718)	(6,938)
Discontinued operations	(265)	80	133	(75)	(127)
Net income (loss)	14,604	25,280	27,844	(74,793)	(7,065)
Net income (loss) attributable to the Company	7,167	13,591	16,589	(52,336)	(14,989)
Net income (loss) available to common shareholders	1,712	8,137	11,134	(57,790)	(36,807)
Basic per share data attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$0.03	$0.10	$0.08	$(0.42)	$(0.35)
Net income (loss) available to common shareholders	$0.03	$0.10	$0.08	$(0.42)	$(0.35)
Diluted per share data attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$0.03	$0.10	$0.08	$(0.42)	$(0.35)
Net income (loss) available to common shareholders	$0.03	$0.10	$0.08	$(0.42)	$(0.35)

(1)	The sum of quarterly earnings per share may differ from annual earnings per share due to rounding.
(2)	The sum of quarterly earnings per share may differ from annual earnings per share due to weighting associated with the Company’s common stock offering in June 2009 and rounding.

NOTE 20. SUBSEQUENT EVENTS

Subsequent to December 31, 2010, the Company entered into a contract for the sale of Oak Hollow Mall in High Point, NC, for a gross sales price of $9,000.  The sale closed on February 24, 2011.  Net proceeds from the sale were used to repay the outstanding principal balance and accrued interest of $40,281 on the non-recourse loan secured by the Property.  This payoff is in accordance with the lender’s agreement to modify the outstanding principal balance and accrued interest to equal the net sales price for the Property.  The Company expects to record a gain on the extinguishment of debt of approximately $31,381 in the first quarter of 2011.  The Company also expects to record a loss on impairment of real estate in the first quarter of 2011 of $2,737 to write down the book value of the Property to the net sales price.

Subsequent to December 31, 2010, the Company retired an operating property loan with a principal balance of $78,748 outstanding as of December 31, 2010.  The loan was secured by Mid Rivers Mall in St. Charles, MO.

Schedule II

CBL & Associates Properties, Inc.
Valuation and Qualifying Accounts
(In thousands)

	Year Ended December 31,
	2010	2009	2008
Allowance for doubtful accounts:
Balance, beginning of year	$3,101	$1,910	$1,126
Additions in allowance charged to expense	2,712	5,000	9,372
Bad debts charged against allowance	(2,646)	(3,809)	(8,588)
Balance, end of year	$3,167	$3,101	$1,910

SCHEDULE III

CBL & ASSOCIATES PROPERTIES, INC.
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2010
(In thousands)

		Initial Cost(A)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (B)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D)	Date of Construction / Acquisition
MALLS
Alamance Crossing, Burlington, NC	$52,183	$20,853	$62,799	$ 21,264	$ (2,551)	$ 18,741	$ 83,624	$ 102,365	$ (9,792)	2007
Arbor Place, Douglasville, GA	66,936	7,862	95,330	19,696	-	7,862	115,026	122,888	(39,588)	1998-1999
Asheville Mall, Asheville, NC	62,141	7,139	58,747	44,828	(805)	6,334	103,575	109,909	(31,419)	1998
Bonita Lakes Mall, Meridian, MS (E)	-	4,924	31,933	4,878	(985)	4,924	35,826	40,750	(14,096)	1997
Brookfield Square, Brookfield, WI (F)	96,362	8,996	84,250	40,012	-	9,188	124,070	133,258	(30,024)	2001
Burnsville Center, Burnsville, MN	82,395	12,804	71,355	44,365	(1,157)	16,102	111,265	127,367	(34,468)	1998
Cary Towne Center, Cary, NC	63,441	23,688	74,432	23,404	-	23,701	97,823	121,524	(25,107)	2001
Chapel Hill Mall, Akron, OH	72,537	6,578	68,043	13,083	-	6,578	81,126	87,704	(14,556)	2004
CherryVale Mall, Rockford, IL	86,029	11,892	63,973	48,883	(1,667)	11,608	111,473	123,081	(25,173)	2001
Chesterfield Mall, Chesterfield, MO	138,475	11,083	282,140	1,477	-	11,083	283,617	294,700	(32,034)	2007
Citadel Mall, Charleston, SC	71,318	11,443	44,008	11,044	(1,289)	10,607	54,599	65,206	(14,218)	2001
College Square, Morristown, TN (E)	-	2,954	17,787	22,479	(27)	2,927	40,266	43,193	(15,299)	1987-1988
Columbia Place, Columbia, SC	28,322	10,808	52,348	9,713	(423)	10,385	62,061	72,446	(14,726)	2002
CoolSprings Galleria, Nashville, TN	113,664	13,527	86,755	50,549	-	13,527	137,304	150,831	(62,618)	1989-1991
Cross Creek Mall, Fayetteville, NC	59,750	19,155	104,353	6,810	-	19,155	111,163	130,318	(21,006)	2003
Eastland Mall, Bloominton, IL	59,400	5,746	75,893	5,277	(753)	5,305	80,858	86,163	(16,347)	2005
East Towne Mall, Madison, WI	73,340	4,496	63,867	38,715	(366)	4,130	102,582	106,712	(25,577)	2002
EastGate Mall, Cincinnati, OH (E)	-	13,046	44,949	24,016	(879)	12,167	68,965	81,132	(18,082)	2001
Fashion Square, Saginaw, MI	51,249	15,218	64,970	9,778	-	15,218	74,748	89,966	(20,537)	2001
Fayette Mall, Lexington, KY	85,045	20,707	84,267	41,771	11	20,718	126,038	146,756	(30,069)	2001
Frontier Mall, Cheyenne, WY (E)	-	2,681	15,858	13,842	-	2,681	29,700	32,381	(15,714)	1984-1985
Foothills Mall, Maryville, TN	-	4,536	14,901	11,176	-	4,536	26,077	30,613	(15,951)	1996
Georgia Square, Athens, GA (E)	-	2,982	31,071	31,273	(31)	2,951	62,344	65,295	(32,712)	1982
Greenbrier Mall, Chesapeake, VA	79,910	3,181	107,355	7,242	(626)	2,555	114,597	117,152	(19,984)	2004

SCHEDULE III

CBL & ASSOCIATES PROPERTIES, INC.
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2010
(In thousands)

		Initial Cost(A)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (B)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D)	Date of Construction / Acquisition
Hamilton Place, Chattanooga, TN	109,938	2,422	40,757	28,978	(441)	1,981	69,735	71,716	(32,441)	1986-1987
Hanes Mall, Winston-Salem, NC	160,231	17,176	133,376	39,049	(948)	16,808	171,845	188,653	(42,628)	2001
Harford Mall, Bel Air, MD (E)	-	8,699	45,704	20,922	-	8,699	66,626	75,325	(12,077)	2003
Hickory Hollow Mall, Nashville, TN	28,786	13,813	111,431	(112,578)	-	1,767	10,899	12,666	(431)	1998
Hickory Point, (Forsyth)Decatur, IL	30,790	10,732	31,728	6,582	(293)	10,439	38,310	48,749	(9,756)	2005
Honey Creek Mall, Terre Haute, IN	32,577	3,108	83,358	8,000	-	3,108	91,358	94,466	(16,424)	2004
JC Penney Store, Maryville, TN (E)	-	-	2,650	-	-	-	2,650	2,650	(1,745)	1983
Janesville Mall, Janesville, WI	7,868	8,074	26,009	7,234	-	8,074	33,243	41,317	(10,961)	1998
Jefferson Mall, Louisville, KY	37,287	13,125	40,234	20,091	-	13,125	60,325	73,450	(15,580)	2001
The Lakes Mall, Muskegon, MI (E)	-	3,328	42,366	8,364	-	3,328	50,730	54,058	(16,950)	2000-2001
Lakeshore Mall, Sebring, FL (E)	-	1,443	28,819	4,885	(169)	1,274	33,704	34,978	(15,210)	1991-1992
Laurel Park, Livonia, MI	49,112	13,289	92,579	8,505	-	13,289	101,084	114,373	(21,203)	2005
Layton Hills Mall, Layton, UT	101,930	20,464	99,836	4,397	(275)	20,189	104,233	124,422	(21,775)	2005
Lee's Summit, Lee's Summit, MO	-	10,992	315	-	-	10,992	315	11,307	-	2009
Madison Square, Huntsville, AL (E)	-	17,596	39,186	19,730	-	17,596	58,916	76,512	(15,257)	1984
Mall del Norte, Laredo, TX (F)	113,400	21,734	142,049	43,514	-	21,734	185,563	207,297	(37,264)	2004
Mall of Acadiana, Lafayette, LA	142,617	22,511	145,769	5,558	-	22,511	151,327	173,838	(38,580)	2005
Meridian Mall, Lansing, MI (E)	-	529	103,678	62,430	-	2,232	164,405	166,637	(50,868)	1998
Midland Mall, Midland, MI	35,797	10,321	29,429	6,876	-	10,321	36,305	46,626	(10,840)	2001
Mid Rivers Mall, St. Peters, MO	79,440	16,384	170,582	8,185	-	16,384	178,767	195,151	(20,841)	2007
Monroeville Mall, Pittsburgh, PA	114,688	21,263	177,214	12,187	-	21,446	189,218	210,664	(32,135)	2004
Northpark Mall, Joplin, MO	36,310	9,977	65,481	28,276	-	10,962	92,772	103,734	(18,749)	2004
Northwoods Mall, Charleston, SC	53,384	14,867	49,647	16,842	(2,339)	12,528	66,489	79,017	(17,142)	2001
Oak Hollow Mall, High Point, NC	39,484	5,237	54,775	(45,717)	-	2,251	12,044	14,295	(1,705)	1994-1995
Oak Park Mall, Overland Park, KS	275,700	23,119	318,759	22,346	-	23,119	341,105	364,224	(55,317)	2005
Old Hickory Mall, Jackson, TN	29,567	15,527	29,413	5,366	-	15,527	34,779	50,306	(9,570)	2001

SCHEDULE III

CBL & ASSOCIATES PROPERTIES, INC.
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2010
(In thousands)

		Initial Cost(A)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (B)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D)	Date of Construction / Acquisition
Panama City Mall, Panama City, FL	36,495	9,017	37,454	17,667	-	12,168	51,970	64,138	(11,374)	2002
Parkdale Mall, Beaumont, TX (E)	-	23,850	47,390	44,994	(307)	23,543	92,384	115,927	(20,261)	2001
Park Plaza Mall, Little Rock, AR (E)	-	6,297	81,638	34,094	-	6,304	115,725	122,029	(25,043)	2004
Parkway Place, Huntsville, AL	41,717	6,364	67,067	-	-	6,364	67,067	73,431	(767)	2010
Pearland Town Center, Pearland, TX	126,322	16,300	108,615	11,360	-	15,809	120,466	136,275	(11,717)	2008
Post Oak Mall, College Station, TX (E)	-	3,936	48,948	(146)	(327)	3,608	48,803	52,411	(21,353)	1984-1985
Randolph Mall, Asheboro, NC	12,891	4,547	13,927	7,993	-	4,547	21,920	26,467	(5,964)	2001
Regency Mall, Racine, WI	29,238	3,384	36,839	12,399	-	4,244	48,378	52,622	(13,533)	2001
Richland Mall, Waco, TX (E)	-	9,342	34,793	7,320	-	9,355	42,100	51,455	(10,324)	2002
RiverGate Mall, Nashville, TN	87,500	17,896	86,767	19,370	-	17,896	106,137	124,033	(34,540)	1998
River Ridge Mall, Lynchburg, VA (E)	-	4,824	59,052	4,844	(94)	4,731	63,895	68,626	(9,437)	2003
South County Center, St. Louis, MO	74,760	15,754	159,249	3,109	-	15,754	162,358	178,112	(18,361)	2007
Southaven Town Center, Southaven, MS	43,366	8,255	29,380	7,808	-	8,577	36,866	45,443	(7,636)	2005
Southpark Mall, Colonial Heights, VA	33,045	9,501	73,262	20,184	-	9,503	93,444	102,947	(17,834)	2003
Stroud Mall, Stroudsburg, PA (E)	-	14,711	23,936	10,271	-	14,711	34,207	48,918	(11,114)	1998
St. Clair Square, Fairview Heights, IL	70,875	11,027	75,620	30,878	-	11,027	106,498	117,525	(34,400)	1996
Sunrise Mall, Brownsville, TX (E)	-	11,156	59,047	4,982	-	11,156	64,029	75,185	(17,776)	2003
Towne Mall , Franklin, OH	-	3,101	17,033	(18,041)	(641)	223	1,229	1,452	(41)	2001
Turtle Creek Mall, Hattiesburg, MS (E)	-	2,345	26,418	8,260	-	3,535	33,488	37,023	(15,977)	1993-1995
Valley View Mall, Roanoke, VA	64,561	15,985	77,771	14,715	-	15,999	92,472	108,471	(16,557)	2003
Volusia Mall, Daytona, FL	56,040	2,526	120,242	9,316	-	2,526	129,558	132,084	(22,092)	2004
Walnut Square, Dalton, GA (E)	-	50	15,138	16,254	-	50	31,392	31,442	(14,823)	1984-1985
Wausau Center, Wausau, WI	-	5,231	24,705	16,298	(5,231)	-	41,003	41,003	(11,567)	2001
West County Center, Des Peres, MO	176,529	16,957	346,819	15,903	-	16,957	362,722	379,679	(36,262)	2007
West Towne Mall, Madison, WI	103,592	9,545	83,084	38,493	-	9,545	121,577	131,122	(29,471)	2002
WestGate Mall, Spartanburg, SC	46,310	2,149	23,257	42,260	(432)	1,742	65,492	67,234	(27,595)	1995
Westmoreland Mall, Greensburg, PA	68,915	4,621	84,215	12,062	-	4,621	96,277	100,898	(22,928)	2002
York Galleria, York, PA (E)	-	5,757	63,316	8,814	-	5,757	72,130	77,887	(21,388)	1995

SCHEDULE III

CBL & ASSOCIATES PROPERTIES, INC.
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2010
(In thousands)

		Initial Cost(A)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (B)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D)	Date of Construction / Acquisition

ASSOCIATED CENTERS
Annex at Monroeville, Monroeville, PA	-	716	29,496	(946)	-	716	28,550	29,266	(4,624)	2004
Bonita Crossing, Meridian, MS (E)	-	794	4,786	8,582	-	794	13,368	14,162	(4,204)	1997
Chapel Hill Surban, Akron, OH	-	925	2,520	1,052	-	925	3,572	4,497	(920)	2004
CoolSprings Crossing, Nashville, TN (E)	-	2,803	14,985	4,335	-	3,554	18,569	22,123	(8,818)	1991-1993
Courtyard at Hickory Hollow, Nashville, TN	1,663	3,314	2,771	416	-	3,314	3,187	6,501	(958)	1998
The District at Monroeville, Monroeville, PA (E)	-	932	-	18,667	-	934	18,665	19,599	(4,685)	2004
Eastgate Crossing, Cincinnati, OH	15,875	707	2,424	5,866	-	707	8,290	8,997	(1,325)	2001
Foothills Plaza, Maryville, TN (E)	-	132	2,132	632	-	148	2,748	2,896	(1,789)	1984-1988
Foothills Plaza Expansion, Maryville, TN (E)	-	137	1,960	240	-	141	2,196	2,337	(1,228)	1984-1988
Frontier Square, Cheyenne, WY (E)	-	346	684	226	(86)	260	910	1,170	(499)	1985
General Cinema, Athens, GA (E)	-	100	1,082	177	-	100	1,259	1,359	(966)	1984
Gunbarrel Pointe, Chattanooga, TN (E)	-	4,170	10,874	3,307	-	4,170	14,181	18,351	(3,084)	2000
Hamilton Corner, Chattanooga, TN	16,159	630	5,532	6,213	-	734	11,641	12,375	(4,548)	1986-1987
Hamilton Crossing, Chattanooga, TN (E)	-	4,014	5,906	6,475	(1,370)	2,644	12,381	15,025	(4,406)	1987
Hamilton Place Leather One, Chattanooga, TN	-	1,110	1,866	-	-	1,110	1,866	2,976	(656)	2007
Harford Annex, Bel Air, MD (E)	-	2,854	9,718	37	-	2,854	9,755	12,609	(1,705)	2003
The Landing at Arbor Place, Douglasville, GA	7,556	4,993	14,330	469	(748)	4,245	14,799	19,044	(5,618)	1998-1999
Layton Convenience Center, Layton Hills, UT	-	-	8	754	-	-	762	762	(122)	2005
Layton Hills Plaza, Layton Hills, UT	-	-	2	221	-	-	223	223	(67)	2005
Madison Plaza, Huntsville, AL (E)	-	473	2,888	3,678	-	473	6,566	7,039	(3,010)	1984
The Plaza at Fayette Mall, Lexington, KY	42,102	9,531	27,646	4,083	-	9,531	31,729	41,260	(5,040)	2006
Parkdale Crossing, Beaumont, TX (E)	-	2,994	7,408	1,926	(355)	2,639	9,334	11,973	(1,972)	2002
Pemberton Plaza, Vicksburg, MS	1,850	1,284	1,379	149	-	1,284	1,528	2,812	(361)	2004

SCHEDULE III

CBL & ASSOCIATES PROPERTIES, INC.
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2010
(In thousands)

		Initial Cost(A)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (B)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D)	Date of Construction / Acquisition
The Shoppes at Hamilton Place, Chattanooga, TN (E)	-	4,894	11,700	661	-	4,894	12,361	17,255	(2,334)	2003
Sunrise Commons, Brownsville, TX (E)	-	1,013	7,525	(153)	-	1,013	7,372	8,385	(1,453)	2003
The Shoppes at Panama City, Panama City, FL (E)	-	1,010	8,294	(75)	(318)	896	8,015	8,911	(1,353)	2004
The Shoppes at St. Clair, St. Louis, MO	21,337	8,250	23,623	75	(5,044)	3,206	23,698	26,904	(3,881)	2007
The Terrace, Chattanooga, TN	14,693	4,166	9,929	7,544	-	6,536	15,103	21,639	(2,755)	1997
Village at Rivergate, Nashville, TN	-	2,641	2,808	1,024	-	2,641	3,832	6,473	(1,129)	1998
West Towne Crossing, Madison, WI (E)	-	1,151	2,955	427	-	1,151	3,382	4,533	(860)	1998
WestGate Crossing, Spartanburg, SC (E)	-	1,082	3,422	4,584	-	1,082	8,006	9,088	(2,791)	1997
Westmoreland South, Greensburg, PA	-	2,898	21,167	7,278	-	2,898	28,445	31,343	(5,662)	2002

COMMUNITY CENTERS
Cobblestone Village, Palm Coast, FL	-	5,196	12,070	72	-	5,196	12,142	17,338	(1,072)	2007
The Promenade, D'lberville, MS	64,265	16,278	48,806	2,965	-	16,584	51,465	68,049	(3,028)	2009
Massard Crossing, Ft Smith, AZ	5,413	2,879	5,176	374	-	2,879	5,550	8,429	(1,322)	2004
Oak Hollow Square, High Point, NC	-	8,609	9,097	39	-	8,609	9,136	17,745	(2,150)	2007
The Forum at Grand View, Madison , MS	11,541	9,234	17,285	-	-	9,234	17,285	26,519	(68)	2010
Westridge Square, Greensboro, NC	-	13,403	15,837	4	-	13,403	15,841	29,244	(1,946)	2007
Willowbrook Land, Houston, TX	-			7,953	-	-	7,953	7,953	(682)	2007
Willowbrook Plaza, Houston, TX	27,698	15,079	27,376	494	(149)	14,930	27,870	42,800	(6,567)	2004
Statesboro Crossing, Statesboro, GA	15,002	2,855	17,805	240	(136)	2,719	18,045	20,764	(1,264)	2008

OFFICE BUILDINGS AND OTHER
CBL Center, Chattanooga, TN	13,139	140	24,675	73	-	140	24,748	24,888	(10,422)	2001
CBL Center II, Chattanooga, TN	11,600	-	13,648	791	-	-	14,439	14,439	(1,494)	2008
Lake Point Office Building, Greensboro, NC	-	1,435	14,261	285	-	1,435	14,546	15,981	(2,344)	2007
Oak Branch Business Center, Greensboro, NC	-	535	2,192	109	-	535	2,301	2,836	(508)	2007

SCHEDULE III

CBL & ASSOCIATES PROPERTIES, INC.
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2010
(In thousands)

		Initial Cost(A)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (B)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D)	Date of Construction / Acquisition
One Oyster Point, Newport News	-	1,822	3,623	49	-	1,822	3,672	5,494	(583)	2007
Pearland Office, Pearland, TX	7,562	-	7,849	1,341	-	-	9,190	9,190	(405)	2009
Peninsula Business Center I, Newport News	-	887	1,440	112	-	887	1,552	2,439	(353)	2007
Peninsula Business Center II, Newport News	-	1,654	873	18	-	1,654	891	2,545	(390)	2007
Richland Office Plaza, Waco, TX (E)	-	532	480	(3)	-	532	477	1,009	(127)	----
Sun Trust Bank Building, Greensboro, NC	-	941	18,417	160	-	941	18,577	19,518	(2,204)	2007
Two Oyster Point, Newport News	-	1,543	3,974	8	-	1,543	3,982	5,525	(654)	2007
840 Greenbrier Circle, Chesapeake	-	2,096	3,091	(359)	-	2,096	2,732	4,828	(399)	2007
850 Greenbrier Circle, Chesapeake	-	3,154	6,881	476	-	3,154	7,357	10,511	(1,414)	2007
1500 Sunday Drive, Raleigh, NC	-	813	8,872	(44)	-	813	8,828	9,641	(1,405)	2007
Pearland Hotel, Pearland, TX	-	-	16,149	289	-	-	16,438	16,438	(1,352)	2008
Pearland Residential Management, Pearland, TX	-	-	9,666	9	-	-	9,675	9,675	(649)	2008

Dispositions
Pemberton Square, Vicksburg, MS	-	1,191	14,305	(13,119)	(2,377)	-	-	-	-	1986
Lakeview Pointe, Stillwater, OK	-	3,730	19,513	(19,513)	(3,282)	448	-	448	-	2006
Milford Marketplace, Milford, CT	-	318	21,992	(21,992)	(318)	-	-	-	-	2007
Settlers Ridge , Pittsburg, PA	-	20,505	69,630	(69,630)	(20,505)	-	-	-	-	2009
	-

OTHER
Other - Land	-	(42)	3,237	43	-	(42)	3,280	3,238	(888)
Developments in Progress Consisting of Contstruction and Development Properties (G)	1,038,733	-	-	139,980	-	-	139,980	139,980
TOTALS	5,209,747	981,308	6,391,550	1,296,206	(57,733)	928,025	7,683,306	8,611,331	(1,721,194)

SCHEDULE III

CBL & ASSOCIATES PROPERTIES, INC.
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2010
(In thousands)

(A)	Initial cost represents the total cost capitalized including carrying cost at the end of the first fiscal year in which the property opened or was acquired.
(B)	Encumbrances represent the mortgage notes payable balance at December 31, 2004.
(C)	The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $3.39 billion.
(D)	Depreciation for all properties is computed over the useful life which is generally 40 years for buildings, 10-20 years for certain improvements and 7 to 10 years for equipment and fixtures.
(E)	Property is pledged as collateral on a secured line of credit.
(F)	Only certain parcels at these Properties have been pledged as collateral on a secured line of credit.
(G)	Includes non-property mortgages and credit line mortgages.

CBL & ASSOCIATES PROPERTIES, INC.

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

The changes in real estate assets and accumulated depreciation for the years ending December 31, 2010, 2009, and 2008 are set forth below (in thousands):

	Year Ended December 31,
	2010	2009	2008
REAL ESTATE ASSETS:
Balance at beginning of period	$8,631,653	$8,631,653	$8,505,045
Additions during the period:
Additions and improvements	201,903	201,903	393,616
Acquisitions of real estate assets	-	-	-
Deductions during the period:
Disposals and deconsolidations	(57,833)	(57,833)	(235,688)
Transfers from real estate assets	(59,986)	(59,986)	(31,320)
Impairment of real estate assets	(114,862)	(114,862)	-
Balance at end of period	$8,600,875	$8,600,875	$8,631,653

ACCUMULATED DEPRECIATION:
Balance at beginning of period	$1,310,173	$1,310,173	$1,102,767
Depreciation expense	292,228	292,228	310,697
Accumulated depreciation on real estate assets sold, retired or deconsolidated	(96,561)	(96,561)	(103,291)
Balance at end of period	$1,505,840	$1,505,840	$1,310,173

Schedule IV
CBL & ASSOCIATES PROPERTIES, INC.
MORTGAGE NOTES RECEIVABLE ON REAL ESTATE
AT DECEMBER 31, 2010
(In thousands)

Name Of Center/Location	Interest Rate		Final Maturity Date	Monthly Payment Amount (1)			Balloon Payment At Maturity	Prior Liens	Face Amount Of Mortgage	Carrying Amount Of Mortgage (2)	Principal Amount Of Mortgage Subject To Delinquent Principal Or Interest
FIRST MORTGAGES:
Brookfield Square - Flemings - Brookfield, WI	6.00%		Oct-2011	$12	(5)		$2,300	None	$3,250	$2,300	$-
Coastal Grand-MyrtleBeach - Myrtle Beach, SC	7.75%		Oct-2014	58	(3)		9,000	None	9,000	9,000	-
New Garden Crossing - Greensboro, NC	Variable	(6)	Aug-2011	4			540	None	609	554	-
One Park Place - Chattanooga, TN	4.52%		Apr-2012	21			2,010	None	3,200	2,215	-
The Shops at Pineda Ridge - Melbourne, FL	7.00%		Mar-2011	21	(4	) (5)	3,735	None	3,735	3,735	-
Village Square - Houghton Lake, MI and Village at Wexford - Cadillac, MI	5.50%		Mar-2012	12	(3	) (5)	2,627	None	2,627	2,600	-
OTHER	5.25 12.0	%- %(7)	Jul-2011/ Jan-2047	53			7,046		10,690	10,115	-

				$181			$27,258		$33,111	$30,519	$-

(1) Equal monthly installments comprised of principal and interest, unless otherwise noted.
(2) The aggregate carrying value for federal income tax purposes was $25,775 at December 31, 2010.
(3) Payment represents interest only.
(4) Payment represents the sum of annual interest-only payments received in 2010 calculated to report as a monthly amount.
(5) Loans included in the schedule above which were extended or renewed during the year ended December 31, 2010 aggregated approximately $8,635.
(6) Variable-rate note that bears interest at LIBOR plus 3.50%.
(7) Mortgage and other notes receivable aggregated in Other included a variable-rate note that bears interest at prime plus 2.0%, currently at 5.25%.

The changes in mortgage notes receivable were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Beginning balance	$38,208	$58,961	$135,137
Additions	1,001	6,690	29,378
Receipt of land in lieu of payment	-	(6,398)	-
Non-cash transfer	(7,081)	-	-
Write-off of uncollectible amounts	-	(276)	-
Payments	(1,609)	(20,769)	(105,554)
Ending balance	$30,519	$38,208	$58,961

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated October 8, 2009 (z)
3.2	Amended and Restated Certificate of Incorporation of the Company, as amended through October 8, 2009 (z)
3.3	Amended and Restated Bylaws of the Company, as amended effective November 6, 2007 (r)
4.1	See Amended and Restated Certificate of Incorporation of the Company, as amended, and Amended and Restated Bylaws of the Company relating to the Common Stock, Exhibits 3.1, 3.2 and 3.3 above
4.2	Certificate of Designations, dated June 25, 1998, relating to the 9.0% Series A Cumulative Redeemable Preferred Stock (e)
4.3	Certificate of Designation, dated April 30, 1999, relating to the Series 1999 Junior Participating Preferred Stock (e)
4.4	Terms of Series J Special Common Units of the Operating Partnership, pursuant to Article 4.4 of the Second Amended and Restated Partnership Agreement of the Operating Partnership (e)
4.5	Certificate of Designations, dated June 11, 2002, relating to the 8.75% Series B Cumulative Redeemable Preferred Stock (f)
4.6	Acknowledgement Regarding Issuance of Partnership Interests and Assumption of Partnership Agreement (h)
4.7	Certificate of Designations, dated August 13, 2003, relating to the 7.75% Series C Cumulative Redeemable Preferred Stock (g)
4.8	Certificate of Correction of the Certificate of Designations relating to the 7.75% Series C Cumulative Redeemable Preferred Stock (j)
4.9	Certificate of Designations, dated December 10, 2004, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (j)
4.9.1	Amended and Restated Certificate of Designations, dated February 25, 2010, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (bb)
4.9.2	Second Amended and Restated Certificate of Designations, dated October 14, 2010, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (ee)
4.10	Terms of the Series S Special Common Units of the Operating Partnership, pursuant to the Third Amendment to the Second Amended and Restated Partnership Agreement of the Operating Partnership (k)
4.11	Terms of the Series L Special Common Units of the Operating Partnership, pursuant to the Fourth Amendment to the Second Amended and Restated Partnership Agreement of the Operating Partnership (n)

Exhibit Number	Description
4.12	Terms of the Series K Special Common Units of the Operating Partnership, pursuant to the First Amendment to the Third Amended and Restated Partnership Agreement of the Operating Partnership (n)
10.1	Fourth Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated November 2, 2010 (ff)
10.2	Property Management Agreement between the Operating Partnership and the Management Company (a)
10.3	Property Management Agreement relating to Retained Properties (a)
10.4	Subscription Agreement relating to purchase of the Common Stock and Preferred Stock of the Management Company (a)
10.5.1	CBL & Associates Properties, Inc. Second Amended and Restated Stock Incentive Plan† (dd)
10.5.2	Form of Non-Qualified Stock Option Agreement for all participants† (h)
10.5.3	Form of Stock Restriction Agreement for restricted stock awards† (h)
10.5.4	Form of Stock Restriction agreement for restricted stock awards with annual installment vesting† (i)
10.5.5	Form of Stock Restriction Agreement for restricted stock awards in 2004 and 2005† (l)
10.5.6	Form of Stock Restriction Agreement for restricted stock awards in 2006 and subsequent years† (q)
10.6	Form of Indemnification Agreements between the Company and the Management Company and their officers and directors (a)
10.7.1	Employment Agreement for Charles B. Lebovitz† (a)
10.7.2	Employment Agreement for John N. Foy† (a)
10.7.3	Employment Agreement for Stephen D. Lebovitz† (a)
10.7.4	Summary Description of CBL & Associates Properties, Inc. Director Compensation Arrangements† (cc)
10.7.5	Summary Description of November 3, 2008 Compensation Committee Action Revising 2008 Executive Bonus Opportanities† (v)
10.7.6	Summary Description of November 2, 2009 Compensation Committee Action On 2010 Executive Base Salaries and 2009 Executive Bonus Opportunities†(aa)
10.7.7	Summary Description of the Company’s 2010 NOI Growth Incentive Plan, as approved by the Board of Directors on December 11, 2009†(aa)
10.8.1	Option Agreement relating to certain Retained Properties (a)

Exhibit Number	Description
10.8.2	Option Agreement relating to Outparcels (a)
10.9.1	Property Partnership Agreement relating to Hamilton Place (a)
10.9.2	Property Partnership Agreement relating to CoolSprings Galleria (a)
10.10.1	Acquisition Option Agreement relating to Hamilton Place (a)
10.10.2	Acquisition Option Agreement relating to the Hamilton Place Centers (a)
10.11.1	Second Amended and Restated Credit Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et al., dated as of November 2, 2009 (y)
10.11.2	Letter Agreement, dated October 19, 2010, concerning Second Amended and Restated Credit Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et al., dated as of November 2, 2009
10.12.1	Master Contribution Agreement, dated as of September 25, 2000, by and among the Company, the Operating Partnership and the Jacobs entities (c)
10.12.2	Amendment to Master Contribution Agreement, dated as of September 25, 2000, by and among the Company, the Operating Partnership and the Jacobs entities (o)
10.13.1	Share Ownership Agreement by and among the Company and its related parties and the Jacobs entities, dated as of January 31, 2001 (d)
10.13.2	Voting and Standstill Agreement dated as of September 25, 2000 (o)
10.13.3	Amendment, effective as of January 1, 2006, to Voting and Standstill Agreement dated as of September 25, 2000 (p)
10.14.1	Registration Rights Agreement by and between the Company and the Holders of SCU’s listed on Schedule A thereto, dated as of January 31, 2001 (d)
10.14.2	Registration Rights Agreement by and between the Company and Frankel Midland Limited Partnership, dated as of January 31, 2001 (d)
10.14.3	Registration Rights Agreement by and between the Company and Hess Abroms Properties of Huntsville, dated as of January 31, 2001 (d)
10.14.4	Registration Rights Agreement by and between the Company and the Holders of Series S Special Common Units of the Operating Partnership listed on Schedule A thereto, dated July 28, 2004 (k)
10.14.5	Form of Registration Rights Agreements between the Company and Certain Holders of Series K Special Common Units of the Operating Partnership, dated as of November 16, 2005 (n)
10.15.1
Amended and Restated Loan Agreement between the Operating Partnership, The Lakes Mall, LLC, Lakeshore/Sebring Limited Partnership and First Tennessee Bank National Association, dated April 30, 2008 (u)

Exhibit Number	Description
10.15.2	Amended and Restated Loan Agreement between the Operating Partnership, The Lakes Mall, LLC, Lakeshore/Sebring Limited Partnership and First Tennessee Bank National Association, dated May 15, 2009 (w)
10.15.3
Amended and Restated Loan Agreement between the Operating Partnership, The Lakes Mall, LLC, Lakeshore/Sebring Limited Partnership and First Tennessee Bank National Association, dated July 29, 2010 (dd)

10.15.4	Amended and Restated Loan Agreement between the Operating Partnership, The Lakes Mall, LLC, Lakeshore/Sebring Limited Partnership and First Tennessee Bank National Association, dated November 2, 2010
10.16
Amended and Restated Limited Liability Company Agreement of JG Gulf Coast Town Center LLC by and between JG Gulf Coast Member LLC, an Ohio limited liability company and CBL/Gulf Coast, LLC, a Florida limited liability company, dated April 27, 2005 (n)

10.17.1	Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Oak Park Mall named therein, dated as of October 17, 2005 (n)
10.17.2	First Amendment to Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Oak Park Mall named therein, dated as of November 8, 2005 (n)
10.17.3	Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Eastland Mall named therein, dated as of October 17, 2005 (n)
10.17.4	First Amendment to Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Eastland Mall named therein, dated as of November 8, 2005 (n)
10.17.5	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and the owners of Hickory Point Mall named therein, dated as of October 17, 2005 (n)
10.17.6	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and the owner of Eastland Medical Building, dated as of October 17, 2005 (n)
10.17.7
Letter Agreement, dated as of October 17, 2005, between the Company and the other parties to the acquisition agreements listed above for Oak Park Mall, Eastland Mall, Hickory Point Mall and Eastland Medical Building (n)

10.18.1
Master Transaction Agreement by and among REJ Realty LLC, JG Realty Investors Corp., JG Manager LLC, JG North Raleigh L.L.C., JG Triangle Peripheral South LLC, and the Operating Partnership, effective October 24, 2005 (p)

10.18.2
Amended and Restated Limited Liability Company Agreement of Triangle Town Member, LLC by and among CBL Triangle Town Member, LLC and REJ Realty LLC, JG Realty Investors Corp. and JG Manager LLC, effective as of November 16, 2005 (p)

10.19.1	Contribution Agreement among Westfield America Limited Partnership, as Transferor, and CW Joint Venture, LLC, as Transferee, and CBL & Associates Limited Partnership, dated August 9, 2007 (s)

Exhibit Number	Description
10.19.2	Contribution Agreement among CBL & Associates Limited Partnership, as Transferor, St. Clair Square, GP, Inc. and CW Joint Venture, LLC, as Transferee, and Westfield America Limited Partnership, dated August 9, 2007 (s)
10.19.3	Purchase and Sale Agreement between Westfield America Limited Partnership, as Transferor, and CBL & Associates Limited Partnership, as Transferee, dated August 9, 2007 (s)
10.20
Unsecured Credit Agreement, dated November 30, 2007, by and among CBL & Associates Limited Partnership, as Borrower, and CBL & Associates Properties, Inc., as Parent, Wells Fargo Bank, National Association, as administrative agent, U.S. Bank National Association, Bank of America, N.A., and Aareal Bank AG (t)

10.21.1
Unsecured Term Loan Agreement, dated April 22, 2008, by and among CBL & Associates Limited Partnership, as Borrower, and CBL & Associates Properties, Inc., as Parent, Wells Fargo Bank, National Association, as Administrative Agent and Lead Arranger, Accrual Capital Corporation, as Syndication Agent, U.S. Bank National Association and Fifth Third Bank (u)

10.21.2
Joinder in Unsecured Term Loan Agreement, dated April 30, 2008, by and among CBL & Associates Limited Partnership, as Borrower, and CBL & Associates Properties, Inc., as Parent, Wells Fargo Bank, National Association, as Administrative Agent and Lead Arranger, and Raymond James Bank FSB (u)

10.21.3
Joinder in Unsecured Term Loan Agreement, dated May 7, 2008, by and among CBL & Associates Limited Partnership, as Borrower, and CBL & Associates Properties, Inc., as Parent, Wells Fargo Bank, National Association, as Administrative Agent and Lead Arranger, and Regions Bank (u)

10.22
Loan Agreement by and among Meridian Mall Limited Partnership, as Borrower, CBL & Associates Limited Partnership, as Guarantor, and CBL & Associates Properties, Inc., as Parent, and Wells Fargo Bank, National Association, as administrative agent, et al. (v)

10.23	Seventh Amended and Restated Credit Agreement between CBL & Associates Limited Partnership and Wells Fargo Bank, National Association, et al., dated September 28, 2009 (x)
12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends
14.1	Second Amended And Restated Code Of Business Conduct And Ethics Of CBL & Associates Properties, Inc., CBL & Associates Management, Inc. And Their Affiliates (r)
21	Subsidiaries of the Company
23	Consent of Deloitte & Touche LLP
31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 33-67372), as filed with the Commission on January 27, 1994.*

(b)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.*

(c)	Incorporated by reference from the Company’s Current Report on Form 8-K/A, filed on October 27, 2000.*

(d)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 6, 2001.*

(e)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

(f)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 10, 2002, filed on June 17, 2002.*

(g)	Incorporated by reference from the Company’s Registration Statement on Form 8-A, filed on August 21, 2003.*

(h)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*

(i)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.*

(j)	Incorporated by reference from the Company’s Registration Statement on Form 8-A, filed on December 10, 2004.*

(k)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.*

(l)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on May 13, 2005.*

(m)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.*

(n)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 22, 2005.*

(o)	Incorporated by reference from the Company’s Proxy Statement dated December 19, 2000 for the Special Meeting of Shareholders held January 19, 2001.*

(p)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.*

(q)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on May 24, 2006.*

(r)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 9, 2007.*

(s)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

(t)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

(u)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

(v)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

(w)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

(x)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on September 30, 2009.*

(y)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 5, 2009.*

(z)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.*

(aa)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.*

(bb)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 1, 2010.*

(cc)	Incorporated by reference from the Company’s Amendment No. 1 on form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009.*

(dd)	Incorporated by reference form the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.*

(ee)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on October 18, 2010.*

(ff)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 5, 2010.*

†	A management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.

* Commission File No. 1-12494