Form 10-K/A
period 2010-12-31
CBL & ASSOCIATES PROPERTIES INC
filed 2011-03-03
CIK 910612

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A revises the Annual Report on Form 10-K for the year ended December 31, 2010 of CBL & Associates Properties, Inc., initially filed on March 1, 2011 (the “Form 10-K”), solely to furnish interactive data files in XBRL (Extensible Business Reporting Language) format as Exhibit 101 to the Form 10-K, as required by Rule 405 of Regulation S-T.

Except as described above, no other revisions are being made to the Form 10-K. This Amendment No. 1 does not update or modify the disclosure contained in the Form 10-K in any way other than as required to reflect the Exhibit discussed above and does not reflect events occurring after the March 1, 2011 filing of the Form 10-K.

Pursuant to Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (3)                Exhibits

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
(Registrant)

By: __/s/ John N. Foy_________
           John N. Foy
Vice Chairman of the Board, Chief Financial Officer,
  Treasurer and Secretary

Dated:  March 3, 2011

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the the Company, dated October 8, 2009 (z)
3.2	Amended and Restated Certificate of Incorporation of the Company, as amended through October 8, 2009 (z)
3.3	Amended and Restated Bylaws of the Company, as amended effective November 6, 2007 (r)
4.1	See Amended and Restated Certificate of Incorporation of the Company, as amended, and Amended and Restated Bylaws of the Company relating to the Common Stock, Exhibits 3.1, 3.2 and 3.3 above
4.2	Certificate of Designations, dated June 25, 1998, relating to the 9.0% Series A Cumulative Redeemable Preferred Stock (e)
4.3	Certificate of Designation, dated April 30, 1999, relating to the Series 1999 Junior Participating Preferred Stock (e)
4.4	Terms of Series J Special Common Units of the Operating Partnership, pursuant to Article 4.4 of the Second Amended and Restated Partnership Agreement of the Operating Partnership (e)
4.5	Certificate of Designations, dated June 11, 2002, relating to the 8.75% Series B Cumulative Redeemable Preferred Stock (f)
4.6	Acknowledgement Regarding Issuance of Partnership Interests and Assumption of Partnership Agreement (h)
4.7	Certificate of Designations, dated August 13, 2003, relating to the 7.75% Series C Cumulative Redeemable Preferred Stock (g)
4.8	Certificate of Correction of the Certificate of Designations relating to the 7.75% Series C Cumulative Redeemable Preferred Stock (j)
4.9	Certificate of Designations, dated December 10, 2004, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (j)
4.9.1	Amended and Restated Certificate of Designations, dated February 25, 2010, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (bb)
4.9.2	Second Amended and Restated Certificate of Designations, dated October 14, 2010, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (ee)
4.10	Terms of the Series S Special Common Units of the Operating Partnership, pursuant to the Third Amendment to the Second Amended and Restated Partnership Agreement of the Operating Partnership (k)

Exhibit Number	Description
4.11	Terms of the Series L Special Common Units of the Operating Partnership, pursuant to the Fourth Amendment to the Second Amended and Restated Partnership Agreement of the Operating Partnership (n)
4.12	Terms of the Series K Special Common Units of the Operating Partnership, pursuant to the First Amendment to the Third Amended and Restated Partnership Agreement of the Operating Partnership (n)
10.1	Fourth Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated November 2, 2010 (ff)
10.2	Property Management Agreement between the Operating Partnership and the Management Company (a)
10.3	Property Management Agreement relating to Retained Properties (a)
10.4	Subscription Agreement relating to purchase of the Common Stock and Preferred Stock of the Management Company (a)
10.5.1	CBL & Associates Properties, Inc. Second Amended and Restated Stock Incentive Plan† (dd)
10.5.2	Form of Non-Qualified Stock Option Agreement for all participants† (h)
10.5.3	Form of Stock Restriction Agreement for restricted stock awards† (h)
10.5.4	Form of Stock Restriction agreement for restricted stock awards with annual installment vesting† (i)
10.5.5	Form of Stock Restriction Agreement for restricted stock awards in 2004 and 2005† (l)
10.5.6	Form of Stock Restriction Agreement for restricted stock awards in 2006 and subsequent years† (q)
10.6	Form of Indemnification Agreements between the Company and the Management Company and their officers and directors (a)
10.7.1	Employment Agreement for Charles B. Lebovitz† (a)
10.7.2	Employment Agreement for John N. Foy† (a)
10.7.3	Employment Agreement for Stephen D. Lebovitz† (a)
10.7.4	Summary Description of CBL & Associates Properties, Inc. Director Compensation Arrangements† (cc)
10.7.5	Summary Description of November 3, 2008 Compensation Committee Action Revising 2008 Executive Bonus Opportunities† (v)

Exhibit Number	Description
10.7.6	Summary Description of November 2, 2009 Compensation Committee Action On 2010 Executive Base Salaries and 2009 Executive Bonus Opportunities†(aa)
10.7.7	Summary Description of the Company’s 2010 NOI Growth Incentive Plan, as approved by the Board of Directors on December 11, 2009†(aa)
10.8.1	Option Agreement relating to certain Retained Properties (a)
10.8.2	Option Agreement relating to Outparcels (a)
10.9.1	Property Partnership Agreement relating to Hamilton Place (a)
10.9.2	Property Partnership Agreement relating to CoolSprings Galleria (a)
10.10.1	Acquisition Option Agreement relating to Hamilton Place (a)
10.10.2	Acquisition Option Agreement relating to the Hamilton Place Centers (a)
10.11.1	Second Amended and Restated Credit Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et al., dated as of November 2, 2009 (y)
10.11.2
Letter Agreement, dated October 19, 2010, concerning Second Amended and Restated Credit Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et al., dated as of November 2, 2009**

10.12.1	Master Contribution Agreement, dated as of September 25, 2000, by and among the Company, the Operating Partnership and the Jacobs entities (c)
10.12.2	Amendment to Master Contribution Agreement, dated as of September 25, 2000, by and among the Company, the Operating Partnership and the Jacobs entities (o)
10.13.1	Share Ownership Agreement by and among the Company and its related parties and the Jacobs entities, dated as of January 31, 2001 (d)
10.13.2	Voting and Standstill Agreement dated as of September 25, 2000 (o)
10.13.3	Amendment, effective as of January 1, 2006, to Voting and Standstill Agreement dated as of September 25, 2000 (p)
10.14.1	Registration Rights Agreement by and between the Company and the Holders of SCU’s listed on Schedule A thereto, dated as of January 31, 2001 (d)
10.14.2	Registration Rights Agreement by and between the Company and Frankel Midland Limited Partnership, dated as of January 31, 2001 (d)
10.14.3	Registration Rights Agreement by and between the Company and Hess Abroms Properties of Huntsville, dated as of January 31, 2001 (d)

Exhibit Number	Description
10.14.4	Registration Rights Agreement by and between the Company and the Holders of Series S Special Common Units of the Operating Partnership listed on Schedule A thereto, dated July 28, 2004 (k)
10.14.5	Form of Registration Rights Agreements between the Company and Certain Holders of Series K Special Common Units of the Operating Partnership, dated as of November 16, 2005 (n)
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
10.15.3
Amended and Restated Loan Agreement between the Operating Partnership, The Lakes Mall, LLC, Lakeshore/Sebring Limited Partnership and First Tennessee Bank National Association, dated July 29, 2010 (dd)

10.15.4
Amended and Restated Loan Agreement between the Operating Partnership, The Lakes Mall, LLC, Lakeshore/Sebring Limited Partnership and First Tennessee Bank National Association, dated November 2, 2010**

10.16
Amended and Restated Limited Liability Company Agreement of JG Gulf Coast Town Center LLC by and between JG Gulf Coast Member LLC, an Ohio limited liability company and CBL/Gulf Coast, LLC, a Florida limited liability company, dated April 27, 2005 (n)

10.17.1	Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Oak Park Mall named therein, dated as of October 17, 2005 (n)
10.17.2	First Amendment to Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Oak Park Mall named therein, dated as of November 8, 2005 (n)
10.17.3	Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Eastland Mall named therein, dated as of October 17, 2005 (n)
10.17.4	First Amendment to Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Eastland Mall named therein, dated as of November 8, 2005 (n)
10.17.5	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and the owners of Hickory Point Mall named therein, dated as of October 17, 2005 (n)
10.17.6	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and the owner of Eastland Medical Building, dated as of October 17, 2005 (n)

Exhibit Number	Description
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

Exhibit Number	Description
10.23	Seventh Amended and Restated Credit Agreement between CBL & Associates Limited Partnership and Wells Fargo Bank, National Association, et al., dated September 28, 2009 (x)
12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends**
14.1	Second Amended And Restated Code Of Business Conduct And Ethics Of CBL & Associates Properties, Inc., CBL & Associates Management, Inc. And Their Affiliates (r)
21	Subsidiaries of the Company**
23	Consent of Deloitte & Touche LLP**
31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
The following materials from CBL & Associates Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2010 and 2009; (ii) Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008; (iii) Consolidated Statements of Equity for the years ended December 31, 2010, 2009 and 2008; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.***

(a)	Incorporated by reference to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 33-67372), as filed with the Commission on January 27, 1994.*

(b)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.*

(c)	Incorporated by reference from the Company’s Current Report on Form 8-K/A, filed on October 27, 2000.*

(d)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 6, 2001.*

(e)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

(f)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 10, 2002, filed on June 17, 2002.*

(g)	Incorporated by reference from the Company’s Registration Statement on Form 8-A, filed on August 21, 2003.*

(h)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*

(i)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.*

(j)	Incorporated by reference from the Company’s Registration Statement on Form 8-A, filed on December 10, 2004.*

(k)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.*

(l)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on May 13, 2005.*

(m)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.*

(n)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 22, 2005.*

(o)	Incorporated by reference from the Company’s Proxy Statement dated December 19, 2000 for the Special Meeting of Shareholders held January 19, 2001.*

(p)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.*

(q)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on May 24, 2006.*

(r)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 9, 2007.*

(s)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

(t)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

(u)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

(v)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

(w)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

(x)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on September 30, 2009.*

(y)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 5, 2009.*

(z)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.*

(aa)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.*

(bb)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 1, 2010.*

(cc)	Incorporated by reference from the Company’s Amendment No. 1 on form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009.*

(dd)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.*

(ee)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on October 18, 2010.*

(ff)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 5, 2010.*

†	A management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.

*	Commission File No. 1-12494

**	Previously filed or furnished with CBL & Associates Properties, Inc.’s Form 10-K filed on March 1, 2011 (SEC File No. 001-12494).

***	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this Annual Report on Form 10-K/A shall be deemed “furnished” and not “filed.”