Form 10-K/A
period 2010-12-31
CBL & ASSOCIATES PROPERTIES INC
filed 2011-03-31
CIK 910612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, initially filed on March 1, 2011 (“Form 10-K”), as amended by Amendment No. 1 to Form 10-K filed on March 3, 2011, is revised by this Amendment No. 2 on Form 10-K/A to our Form 10-K (“Amendment No. 2”) to include the separate financial statements of JG Gulf Coast Town Center, LLC (“Gulf Coast”) and Triangle Town Member, LLC (“Triangle”), in accordance with Rule 3-09 of Regulation S-X (“Rule 3-09”), as new Exhibits 99.1 and 99.2, respectively, in Part IV, Item 15, Exhibits, Financial Statement Schedules (“Item 15”).  Gulf Coast and Triangle represent unconsolidated affiliates, each of which met the conditions of a significant subsidiary pursuant to Rule 3-09(a) and Rule 1-02(w) of Regulation S-X as of and for the year ended December 31, 2009.  In accordance with Rule 3-09(b)(1), the separate financial statements of Gulf Coast and Triangle are being filed as an amendment to our Form 10-K, as amended, within 90 days after the end of our fiscal year, as they were not available prior to the filing of our Form 10-K, as amended.

In addition, this Amendment No. 2 revises Item 15 to include new Exhibits 31.1, 31.2, 32.1 and 32.2, certifications of the Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and (b), and new Exhibits 23.2 and 23.3, consents of Deloitte & Touche LLP.

Except as described above, no other amendments are being made to the Form 10-K, as amended. This Amendment No. 2 does not update or modify the disclosure contained in our Form 10-K, as amended, in any way other than as required to reflect the items discussed above and does not reflect events occurring after the filing date of our Form 10-K, as amended.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the Years Ended
December 31, 2010, 2009 and 2008

Consolidated Statements of Equity for the Years
Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

The Consolidated Financial Statements above are incorporated by reference from the Annual
Report on Form 10-K of CBL & Associates Properties, Inc. filed on March 1, 2011, as amended by
Amendment No. 1 to Form 10-K filed on March 3, 2011.

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

The Consolidated Financial Statement Schedules above are incorporated by reference from the
Annual Report on Form 10-K of CBL & Associates Properties, Inc. filed on March 1, 2011, as amended by Amendment No. 1 to Form 10-K filed on March 3, 2011.

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

Dated: March 31, 2011

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
10.15.3
Amended and Restated Loan Agreement between the Operating Partnership, The Lakes Mall, LLC, Lakeshore/Sebring Limited Partnership and First Tennessee Bank National Association, dated July 29, 2010 (dd)

10.15.4
Amended and Restated Loan Agreement between the Operating Partnership, The Lakes Mall, LLC, Lakeshore/Sebring Limited Partnership and First Tennessee Bank National Association, dated November 2, 2010 (gg)

10.16
Amended and Restated Limited Liability Company Agreement of JG Gulf Coast Town Center LLC by and between JG Gulf Coast Member LLC, an Ohio limited liability company and CBL/Gulf Coast, LLC, a Florida limited liability company, dated April 27, 2005 (n)

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

Exhibit Number	Description
10.23	Seventh Amended and Restated Credit Agreement between CBL & Associates Limited Partnership and Wells Fargo Bank, National Association, et al., dated September 28, 2009 (x)
12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends (gg)
14.1	Second Amended And Restated Code Of Business Conduct And Ethics Of CBL & Associates Properties, Inc., CBL & Associates Management, Inc. And Their Affiliates (r)
21	Subsidiaries of the Company (gg)
23	Consent of Deloitte & Touche LLP (gg)
23.2	Consent of Independent Auditors - Deloitte & Touche LLP
23.3	Consent of Independent Auditors - Deloitte & Touche LLP
31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Financial Statements of JG Gulf Coast Town Center, LLC
99.2	Financial Statements of Triangle Town Member, LLC
101
The following materials from CBL & Associates Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2010 and 2009; (ii) Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008; (iii) Consolidated Statements of Equity for the years ended December 31, 2010, 2009 and 2008; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.** (hh)

(a)	Incorporated by reference to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 33-67372), as filed with the Commission on January 27, 1994.*

(b)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.*

(c)	Incorporated by reference from the Company’s Current Report on Form 8-K/A, filed on October 27, 2000.*

(d)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 6, 2001.*

(e)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

(f)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 10, 2002, filed on June 17, 2002.*

(g)	Incorporated by reference from the Company’s Registration Statement on Form 8-A, filed on August 21, 2003.*

(h)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*

(i)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.*

(j)	Incorporated by reference from the Company’s Registration Statement on Form 8-A, filed on December 10, 2004.*

(k)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.*

(l)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on May 13, 2005.*

(m)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.*

(n)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 22, 2005.*

(o)	Incorporated by reference from the Company’s Proxy Statement dated December 19, 2000 for the Special Meeting of Shareholders held January 19, 2001.*

(p)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.*

(q)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on May 24, 2006.*

(r)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 9, 2007.*

(s)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

(t)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

(u)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

(v)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

(w)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

(x)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on September 30, 2009.*

(y)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 5, 2009.*

(z)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.*

(aa)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.*

(bb)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 1, 2010.*

(cc)	Incorporated by reference from the Company’s Amendment No. 1 on form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009.*

(dd)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.*

(ee)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on October 18, 2010.*

(ff)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 5, 2010.*

(gg)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 1, 2011.*

(hh)	Incorporated by reference from the Company’s Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 3, 2011.*

†	A management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.

*	Commission File No. 1-12494

**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 shall be deemed “furnished” and not “filed.”