Form 10-Q
period 2011-03-31
CBL & ASSOCIATES PROPERTIES INC
filed 2011-05-10
CIK 910612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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
Yes ☐                                           No ☒

As of April 29, 2011, there were 148,362,815 shares of common stock, par value $0.01 per share, outstanding.

CBL & Associates Properties, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1:   Financial Statements
CBL & Associates Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)
ASSETS	March 31, 2011	December 31, 2010

Real estate assets:
Land	$926,479	$928,025
Buildings and improvements	7,538,099	7,543,326
	8,464,578	8,471,351
Accumulated depreciation	(1,778,046)	(1,721,194)
	6,686,532	6,750,157
Developments in progress	160,040	139,980
Net investment in real estate assets	6,846,572	6,890,137
Cash and cash equivalents	49,340	50,896
Receivables:
Tenant, net of allowance for doubtful accounts of $3,167 in 2011 and 2010	69,578	77,989
Other	12,900	11,996
Mortgage and other notes receivable	28,857	30,519
Investments in unconsolidated affiliates	180,131	179,410
Intangible lease assets and other assets	269,963	265,607
	$7,457,341	$7,506,554

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

Mortgage and other indebtedness	$5,184,098	$5,209,747
Accounts payable and accrued liabilities	283,930	314,651
Total liabilities	5,468,028	5,524,398
Commitments and contingencies
Redeemable noncontrolling interests:
Redeemable noncontrolling partnership interests	34,252	34,379
Redeemable noncontrolling preferred joint venture interest	423,719	423,834
Total redeemable noncontrolling interests	457,971	458,213
Shareholders' equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized:
7.75% Series C Cumulative Redeemable Preferred Stock, 460,000 shares outstanding in 2011 and 2010	5	5
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding in 2011 and 2010	18	18
Common stock, $.01 par value, 350,000,000 shares authorized, 148,317,238 and 147,923,707 issued and outstanding in 2011 and 2010, respectively	1,483	1,479
Additional paid-in capital	1,660,001	1,657,507
Accumulated other comprehensive income	9,348	7,855
Accumulated deficit	(360,951)	(366,526)
Total shareholders' equity	1,309,904	1,300,338
Noncontrolling interests	221,438	223,605
Total equity	1,531,342	1,523,943
	$7,457,341	$7,506,554

The accompanying notes are an integral part of these balance sheets.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
REVENUES:
Minimum rents	$171,684	$165,732
Percentage rents	3,776	3,940
Other rents	5,008	4,539
Tenant reimbursements	76,985	78,576
Management, development and leasing fees	1,337	1,706
Other	9,360	7,237
Total revenues	268,150	261,730

EXPENSES:
Property operating	40,196	37,720
Depreciation and amortization	67,981	70,449
Real estate taxes	24,280	24,618
Maintenance and repairs	16,032	15,442
General and administrative	11,800	11,074
Other	8,303	6,701
Total expenses	168,592	166,004
Income from operations	99,558	95,726
Interest and other income	545	1,051
Interest expense	(68,213)	(72,380)
Gain on extinguishment of debt	581	-
Gain on sales of real estate assets	809	866
Equity in earnings of unconsolidated affiliates	1,778	539
Income tax benefit	1,770	1,877
Income from continuing operations	36,828	27,679
Operating income (loss) of discontinued operations	27,066	(476)
Gain on discontinued operations	14	-
Net income	63,908	27,203
Net income attributable to noncontrolling interests in:
Operating partnership	(10,451)	(4,110)
Other consolidated subsidiaries	(6,138)	(6,137)
Net income attributable to the Company	47,319	16,956
Preferred dividends	(10,594)	(6,028)
Net income attributable to common shareholders	$36,725	$10,928

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)
(Continued)

	Three Months Ended March 31,
	2011	2010
Basic per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.11	$0.08
Discontinued operations	0.14	-
Net income attributable to common shareholders	$0.25	$0.08
Weighted average common shares outstanding	148,069	137,967

Diluted earnings per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.11	$0.08
Discontinued operations	0.14	-
Net income attributable to common shareholders	$0.25	$0.08
Weighted average common and potential dilutive common shares outstanding	148,123	138,006

Amounts attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$15,644	$11,274
Discontinued operations	21,081	(346)
Net income attributable to common shareholders	$36,725	$10,928

Dividends declared per common share	0.21	0.20

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Partnership Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2010	$22,689	$12	$1,379	$1,399,654	$491	$(283,640)	$1,117,896	$302,483	$1,420,379
Net income	1,055	-	-	-	-	16,956	16,956	4,086	21,042
Other comprehensive income (loss):
Net unrealized gain on available-for-sale securities	29	-	-	-	2,571	-	2,571	939	3,510
Net unrealized gain on hedging instruments	5	-	-	-	442	-	442	162	604
Realized loss on foreign currency translation adjustment	1	-	-	-	123	-	123	45	168
Unrealized gain (loss) on foreign currency translation adjustment	(397)	-	-	-	(962)	-	(962)	1,203	241
Total other comprehensive income (loss)	(362)						2,174	2,349	4,523

Dividends declared - common stock	-	-	-	-	-	(27,602)	(27,602)	-	(27,602)
Dividends declared - preferred stock	-	-	-	-	-	(6,028)	(6,028)	-	(6,028)
Issuance of preferred stock	-	6	-	121,035	-	-	121,041	-	121,041
Issuance of common stock and restricted common stock	-	-	1	58	-	-	59	-	59
Cancellation of restricted common stock	-	-	-	(24)	-	-	(24)	-	(24)
Exercise of stock options	-	-	-	133	-	-	133	-	133
Accrual under deferred compensation arrangements	-	-	-	3	-	-	3	-	3
Amortization of deferred compensation	-	-	-	931	-	-	931	-	931
Income tax effect of share-based compensation	(10)	-	-	(923)	-	-	(923)	(337)	(1,260)
Distributions to noncontrolling interests	(1,893)	-	-	-	-	-	-	(15,142)	(15,142)
Adjustment for noncontrolling interests	712	-	-	(1,931)	-	-	(1,931)	1,219	(712)
Adjustment to record redeemable noncontrolling interests at redemption value	6,329	-	-	(6,329)	-	-	(6,329)	-	(6,329)
Balance, March 31, 2010	$28,520	$18	$1,380	$1,512,607	$2,665	$(300,314)	$1,216,356	$294,658	$1,511,014

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands)
(Continued)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Partnership Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2011	$34,379	$23	$1,479	$1,657,507	$7,855	$(366,526)	$1,300,338	$223,605	$1,523,943
Net income	1,353	-	-	-	-	47,319	47,319	10,151	57,470
Other comprehensive income:
Unrealized gain on available-for-sale securities	11	-	-	-	1,038	-	1,038	284	1,322
Realized loss on sale of marketable securities	-	-	-	-	17	-	17	5	22
Unrealized gain on hedging instruments	5	-	-	-	438	-	438	119	557
Total other comprehensive income	16						1,493	408	1,901

Conversion of operating partnership special common units to shares of common stock	-	-	1	728	-	-	729	(729)	-
Dividends declared - common stock	-	-	-	-	-	(31,150)	(31,150)	-	(31,150)
Dividends declared - preferred stock	-	-	-	-	-	(10,594)	(10,594)	-	(10,594)
Issuance of common stock and restricted common stock	-	-	2	126	-	-	128	-	128
Cancellation of restricted common stock	-	-	-	(109)	-	-	(109)	-	(109)
Exercise of stock options	-	-	1	1,309	-	-	1,310	-	1,310
Accrual under deferred compensation arrangements	-	-	-	13	-	-	13	-	13
Amortization of deferred compensation	-	-	-	980	-	-	980	-	980
Distributions to noncontrolling interests	(2,133)	-	-	-	-	-	-	(11,913)	(11,913)
Adjustment for noncontrolling interests	692	-	-	(608)	-	-	(608)	(84)	(692)
Adjustment to record redeemable noncontrolling interests at redemption value	(55)	-	-	55	-	-	55	-	55
Balance, March 31, 2011	$34,252	$23	$1,483	$1,660,001	$9,348	$(360,951)	$1,309,904	$221,438	$1,531,342

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,908	$27,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,067	72,883
Net amortization of deferred finance costs and debt premiums	2,200	1,397
Net amortization of intangible lease assets and liabilities	(253)	(882)
Gain on sales of real estate assets	(809)	(866)
Realized foreign currency loss	-	169
Gain on sale of discontinued operations	(14)	-
Write-off of development projects	-	99
Share-based compensation expense	1,073	979
Income tax effect of share-based compensation	-	(1,270)
Net realized loss on sale of available-for-sale securities	22	-
Write-down of note receivable	1,500	-
Loss on impairment of real estate	2,746	-
Gain on extinguishment of debt	(32,015)	-
Equity in earnings of unconsolidated affiliates	(1,778)	(539)
Distributions of earnings from unconsolidated affiliates	1,459	1,022
Provision for doubtful accounts	1,422	1,455
Change in deferred tax accounts	(258)	(486)
Changes in:
Tenant and other receivables	6,041	4,426
Other assets	(1,319)	(2,206)
Accounts payable and accrued liabilities	(33,178)	(14,974)
Net cash provided by operating activities	78,814	88,410

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(31,292)	(28,186)
(Additions) reductions to restricted cash	(5,076)	9,932
Proceeds from sales of real estate assets	10,322	1,266
Payments received on mortgage notes receivable	206	205
Additional investments in and advances to unconsolidated affiliates	(1,892)	(12,965)
Distributions in excess of equity in earnings of unconsolidated affiliates	2,500	11,379
Changes in other assets	(1,634)	(1,292)
Net cash used in investing activities	(26,866)	(19,661)

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
(Continued)

	Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$626,353	$161,391
Principal payments on mortgage and other indebtedness	(619,234)	(317,291)
Additions to deferred financing costs	(3,003)	(1,510)
Proceeds from issuances of common stock	48	14
Proceeds from issuances of preferred stock	-	121,041
Proceeds from exercises of stock options	1,310	133
Income tax effect of share-based compensation	-	1,270
Distributions to noncontrolling interests	(18,799)	(18,720)
Dividends paid to holders of preferred stock	(10,594)	(6,028)
Dividends paid to common shareholders	(29,585)	(6,895)
Net cash used in financing activities	(53,504)	(66,595)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	-	(1)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,556)	2,153
CASH AND CASH EQUIVALENTS, beginning of period	50,896	48,062
CASH AND CASH EQUIVALENTS, end of period	$49,340	$50,215

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$66,027	$70,764

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share data)

Note 1 – Organization and Basis of Presentation

CBL & Associates Properties, Inc. (“CBL”), a Delaware corporation, is a self-managed, self-administered, fully integrated real estate investment trust (“REIT”) that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air centers, community centers and office properties.  Its shopping center properties are located in 26 states, but are primarily in the southeastern and midwestern United States.

CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the “Operating Partnership”). As of March 31, 2011, the Operating Partnership owned controlling interests in 75 regional malls/open-air centers, 30 associated centers (each located adjacent to a regional mall), eight community centers and 14 office buildings, including CBL’s corporate office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a variable interest entity.  The Operating Partnership owned non-controlling interests in seven regional malls, four associated centers, four community centers and six office buildings. Because one or more of the other partners have substantive participating rights, the Operating Partnership does not control these partnerships and joint ventures and, accordingly, accounts for these investments using the equity method. The Operating Partnership had controlling interests in one open-air center expansion, one community center expansion, and one outlet center, owned in a joint venture, under construction at March 31, 2011.  The Operating Partnership also holds options to acquire certain development properties owned by third parties.

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At March 31, 2011, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 76.9% limited partner interest for a combined interest held by CBL of 77.9%.

The noncontrolling interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively “CBL’s Predecessor”) and by affiliates of The Richard E. Jacobs Group, Inc. (“Jacobs”). CBL’s Predecessor contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993. Jacobs contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for limited partner interests when the Operating Partnership acquired the majority of Jacobs’ interests in 23 properties in January 2001 and the balance of such interests in February 2002. At March 31, 2011, CBL’s Predecessor owned a 9.8% limited partner interest, Jacobs owned a 6.9% limited partner interest and third parties owned a 5.4% limited partner interest in the Operating Partnership.  CBL’s Predecessor also owned 7.5 million shares of CBL’s common stock at March 31, 2011, for a total combined effective interest of 13.7% in the Operating Partnership.

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

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Material intercompany transactions have been eliminated. The results for the interim period ended March 31, 2011 are not necessarily indicative of the results to be obtained for the full fiscal year.

The Company has evaluated subsequent events through the date of issuance of these financial statements.

These condensed consolidated financial statements should be read in conjunction with CBL’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2010, as amended.

Note 2 – Recent Accounting Pronouncements

In January 2011, the FASB issued ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU 2011-01”).  ASU No. 2011-01 delays the effective date for disclosures relating to ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”) and is effective for interim and annual periods ending after June 15, 2011 through the issuance of ASU No. 2011-02.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”).  ASU No. 2011-02 provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring.  For public entities, these amendments are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”).  ASU 2010-20 requires entities to provide extensive new disclosures in their financial statements about their financing receivables, including credit risk exposures and the allowance for credit losses.  The new disclosures include information regarding credit quality, impaired or modified receivables, non-accrual or past due receivables and activity related to modified receivables and the allowance for credit losses.  As mentioned in the paragraphs above, these disclosures were deferred until the first interim or annual period beginning on or after June 15, 2011 through ASU 2011-01 and ASU 2011-02.

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

The following tables set forth information regarding the Company’s financial instruments that are measured at fair value in the condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010:

		Fair Value Measurements at Reporting Date Using
	Fair Value at March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$23,380	$23,380	$-	$-
Privately held debt and equity securities	2,475	-	-	2,475
Interest rate cap	17	-	17	-
Interest rate swaps	565	-	565	-

		Fair Value Measurements at Reporting Date Using
	Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$22,052	$22,052	$-	$-
Privately held debt and equity securities	2,475	-	-	2,475
Interest rate cap	3	-	3	-

Intangible lease assets and other assets in the consolidated balance sheets include marketable securities consisting of corporate equity securities, mortgage/asset-backed securities, mutual funds and bonds that are classified as available for sale.  Net unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of accumulated other comprehensive income in redeemable noncontrolling interests, shareholders’ equity and noncontrolling interests.  If a decline in the value of an investment is deemed to be other than temporary, the investment is written down to fair value and an impairment loss is recognized in the current period to the extent of the decline in value.  During the three months ended March 31, 2011 and 2010, the Company did not record any write-downs related to other-than-temporary impairments.  During the three months ended March 31, 2011, the Company recognized realized losses of $22 related to sales of marketable securities.  The fair value of the Company’s available-for-sale securities is based on quoted market prices and, thus, is classified under Level 1.  The following is a summary of the equity securities held by the Company as of March 31, 2011 and December 31, 2010:

		Gross Unrealized
	Adjusted Cost	Gains	Losses	Fair Value

March 31, 2011:
Common stocks	$4,207	$9,615	$(2)	$13,820
Mutual funds	5,388	99	(16)	5,471
Mortgage/asset-backed securities	1,807	2	(8)	1,801
Government and government sponsored entities	1,533	6	(7)	1,532
Corporate bonds	707	16	-	723
International bonds	33	-	-	33
	$13,675	$9,738	$(33)	$23,380

		Gross Unrealized
	Adjusted Cost	Gains	Losses	Fair Value

December 31, 2010:
Common stocks	$4,207	$8,347	$(4)	$12,550
Mutual funds	5,318	37	(39)	5,316
Mortgage/asset-backed securities	1,571	-	(6)	1,565
Government and government sponsored entities	1,864	8	(11)	1,861
Corporate bonds	710	18	-	728
International bonds	32	-	-	32
	$13,702	$8,410	$(60)	$22,052

The Company holds a secured convertible promissory note from Jinsheng Group (“Jinsheng”), in which the Company also holds a cost-method investment.  The secured convertible note is non-interest bearing and is secured by shares of Jinsheng.  Since the secured convertible note is non-interest bearing and there is no active market for Jinsheng’s debt, the Company performed an analysis on the note considering credit risk and discounting factors to determine the fair value.  Due to the significant estimates and assumptions used in the valuation of the note, the Company has classified it under Level 3.  The Company performed quantitative and qualitative analyses of its investment as of March 31, 2011 and determined that the current balance of the secured convertible note of $2,475 is not impaired.  See Note 5 for further discussion.

The Company uses interest rate hedges to mitigate the effect of interest rate movements on its variable-rate debt.  The Company currently has four interest rate swaps and two interest rate caps included in intangible lease assets and other assets in the accompanying condensed consolidated balance sheets that qualify as hedging instruments and are designated as cash flow hedges.  The swaps and caps have predominantly met the effectiveness test criteria since inception and changes in their fair values are, thus, primarily reported in other comprehensive income and are reclassified into earnings in the same period or periods during which the hedged items affect earnings.  The fair values of the Company’s interest rate hedges, classified under Level 2, are determined using a proprietary model which is based on prevailing market data for contracts with matching durations, current and anticipated London Interbank Offered Rate (“LIBOR”) information, consideration of the Company’s credit standing, credit risk of the counterparties and reasonable estimates about relevant future market conditions.  See Note 6 for further information regarding the Company’s interest rate hedging activity.

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments.  Based on the interest rates for similar financial instruments, the carrying value of mortgage notes receivable is a reasonable estimate of fair value.  The estimated fair value of mortgage and other indebtedness was $5,652,250 and $5,709,860 at March 31, 2011 and December 31, 2010, respectively.  The estimated fair value was calculated by discounting future cash flows for the notes payable using estimated market rates at which similar loans would be made currently.

As of March 31, 2011, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis for which the carrying value exceeded fair value.

Note 4 – Discontinued Operations

In February 2011, the Company completed the sale of Oak Hollow Mall in High Point, NC, for a gross sales price of $9,000.  Net proceeds from the sale were used to retire the outstanding principal balance and accrued interest of $40,281 on the non-recourse loan secured by the property in accordance with the lender’s agreement to modify the outstanding principal balance and accrued interest to equal the net sales price for the property.  The Company recorded a gain on the extinguishment of debt of $31,434 in the first quarter of 2011.  The Company also recorded a loss on impairment of real estate in the first quarter of 2011 of $2,746 to write down the book value of the property to the net sales price.  The results of operations of this property, including the gain on extinguishment of debt and loss on impairment of real estate, are included in discontinued operations for all periods presented.

In October 2010, the Company completed the sale of Pemberton Square, located in Vicksburg, MS, for a sales price of $1,863 less commissions and customary closing costs for a net sales price of $1,782.  The Company recorded a gain of $379 attributable to the sale in the fourth quarter of 2010.  Proceeds from the sale were used to reduce the outstanding borrowings on the Company’s $525,000 secured credit facility.  The results of operations of this property are included in discontinued operations for the three months ended March 31, 2010.

In December 2010, the Company completed the sale of Milford Marketplace, located in Milford, CT, and the conveyance of its ownership interest in phase I of Settlers Ridge, located in Robinson Township, PA, for a sales price of $111,835 less commissions and customary closing costs for a net sales price of $110,709.  The Company recorded a loss on impairment of assets of $12,363 in the fourth quarter of 2010 to reflect the fair value of the properties at the time of the sale.  Net proceeds from the sale, after repayment of a construction loan, were used to reduce the outstanding borrowings on the Company’s $525,000 secured credit facility.  The results of operations of these properties are included in discontinued operations for the three months ended March 31, 2010.

In December 2010, the Company completed the sale of Lakeview Pointe, located in Stillwater, OK, for a sales price of $21,000 less commissions and customary closing costs for a net sales price of $20,631.  The Company recorded a loss on impairment of real estate assets of $1,302 in the fourth quarter of 2010 to reflect the fair value of the property at the time of sale.  Net proceeds from the sale, after repayment of a construction loan, were used to reduce the outstanding borrowings on the Company’s $525,000 secured credit facility.  The results of operations of this property are included in discontinued operations for the three months ended March 31, 2010.

Total revenues of the centers described above that are included in discontinued operations were $(755) and $4,454 in 2011 and 2010, respectively.  The total carrying values of net investment in real estate assets and mortgage and other indebtedness at the time of sale for the center sold during the first quarter of 2011 were $11,303 and $39,484, respectively.  There were no centers sold during the first quarter of 2010.  Discontinued operations for the three months ended March 31, 2011 and 2010 also include true-ups of estimated expense to actual amounts for properties sold during previous years.

Note 5 – Unconsolidated Affiliates, Noncontrolling Interests and Cost Method Investments

Unconsolidated Affiliates

At March 31, 2011, the Company had investments in the following 16 entities, which are accounted for using the equity method of accounting:

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

Although the Company has majority ownership of certain of these joint ventures, it has evaluated these investments and concluded that the other partners or owners in these joint ventures have substantive participating rights, such as approvals of:

•	the pro forma for the development and construction of the project and any material deviations or modifications thereto;

•	the site plan and any material deviations or modifications thereto;

•	the conceptual design of the project and the initial plans and specifications for the project and any material deviations or modifications thereto;

•	any acquisition/construction loans or any permanent financings/refinancings;

•	the annual operating budgets and any material deviations or modifications thereto;

•	the initial leasing plan and leasing parameters and any material deviations or modifications thereto; and

•	any material acquisitions or dispositions with respect to the project.

As a result of the joint control over these joint ventures, the Company accounts for these investments using the equity method of accounting.

Condensed combined financial statement information of these unconsolidated affiliates is as follows:

	Total for the Three Months Ended March 31,		Company's Share for the Three Months Ended March 31,
	2011	2010	2011	2010

Revenues	$40,096	$39,722	$22,554	$20,970
Depreciation and amortization expense	(12,438)	(13,122)	(7,015)	(6,885)
Interest expense	(13,157)	(13,972)	(7,259)	(7,228)
Other operating expenses	(12,266)	(12,652)	(6,502)	(6,268)
Loss on sales of real estate assets	-	(122)	-	(50)
Net income (loss)	$2,235	$(146)	$1,778	$539

Noncontrolling Interests

Noncontrolling interests include the aggregate noncontrolling partnership interest in the Operating Partnership that is not owned by the Company and for which each of the noncontrolling limited partners has the right to exchange all or a portion of its partnership interests for shares of the Company’s common stock, or at the Company’s election, their cash equivalent.  Noncontrolling interests also includes the aggregate noncontrolling ownership interest in the Company’s other consolidated subsidiaries that is held by third parties and for which the related partnership agreements either do not include redemption provisions or are subject to redemption provisions that do not require classification outside of permanent equity.  As of March 31, 2011, the total noncontrolling interests of $221,438 consisted of third-party interests in the Operating Partnership and in other consolidated subsidiaries of $215,629 and $5,809 respectively.  The total noncontrolling interests at December 31, 2010 of $223,605 consisted of third-party interests in the Operating Partnership and in other consolidated subsidiaries of $217,519 and $6,086, respectively.

Redeemable noncontrolling interests include a noncontrolling partnership interest in the Operating Partnership that is not owned by the Company and for which the partnership agreement includes redemption provisions that may require the Company to redeem the partnership interest for real property.  Redeemable noncontrolling interests also includes the aggregate noncontrolling ownership interest in other consolidated subsidiaries that is held by third parties and for which the related partnership agreements contain redemption provisions at the holder’s election that allow for redemption through cash and/or properties.  The total redeemable noncontrolling partnership interests of $34,252 as of March 31, 2011 consisted of third-party interests in the Operating Partnership and in the Company’s consolidated subsidiary that provides security and maintenance services to third parties of $27,961 and $6,291, respectively.  At December 31, 2010, the total redeemable noncontrolling partnership interests of $34,379 consisted of third-party interests in the Operating Partnership and in the Company’s consolidated security and maintenance services subsidiary of $28,070 and $6,309, respectively.

 The redeemable noncontrolling preferred joint venture interest includes the preferred joint venture units (“PJV units”) issued to the Westfield Group (“Westfield”) for the acquisition of certain properties during 2007.  See Note 11 for additional information related to the PJV units.  Activity related to the redeemable noncontrolling preferred joint venture interest represented by the PJV units is as follows:

	Three Months Ended March 31,
	2011	2010
Beginning Balance	$423,834	$421,570
Net income attributable to redeemable noncontrolling preferred joint venture interest	5,085	5,105
Distributions to redeemable noncontrolling preferred joint venture interest	(5,200)	(5,169)
Ending Balance	$423,719	$421,506

Cost Method Investments

The Company owns a 6.2% noncontrolling interest in subsidiaries of Jinsheng, an established mall operating and real estate development company located in Nanjing, China. As of March 31, 2011, Jinsheng owns controlling interests in four home decoration shopping centers, two general retail shopping centers and four development sites.

The Company also holds a secured convertible promissory note secured by 16,565,534 Series 2 Ordinary Shares of Jinsheng. The secured note is non-interest bearing and matures upon the earlier to occur of (i) January 22, 2012, (ii) the closing of the sale, transfer or other disposition of substantially all of Jinsheng’s assets, (iii) the closing of a merger or consolidation of Jinsheng or (iv) an event of default, as defined in the secured note. In lieu of the Company’s right to demand payment on the maturity date, the Company may, at its sole option, convert the outstanding amount of the secured note into 16,565,534 Series A-2 Preferred Shares of Jinsheng (which equates to a 2.275% ownership interest). See Note 3 for further discussion.

The Company accounts for its noncontrolling interest in Jinsheng using the cost method because the Company does not exercise significant influence over Jinsheng and there is no readily determinable market value of Jinsheng’s shares since they are not publicly traded.  The noncontrolling interest and the secured note are reflected as investment in unconsolidated affiliates in the accompanying condensed consolidated balance sheets.  The Company performed quantitative and qualitative analyses of its noncontrolling investment as of March 31, 2011 and determined that the carrying value of its investment of $4,819 is not impaired.

Note 6 – Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following:

	March 31, 2011		December 31, 2010
	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties	$3,916,146	5.70%	$3,664,293	5.85%
Recourse term loans on operating properties	28,901	6.00%	30,449	6.00%
Total fixed-rate debt	3,945,047	5.70%	3,694,742	5.85%
Variable-rate debt:
Non-recourse term loans on operating properties	114,250	3.64%	114,625	3.61%
Recourse term loans on operating properties	340,404	2.29%	350,106	2.28%
Construction loans	28,318	3.29%	14,536	3.32%
Secured lines of credit	318,585	4.23%	598,244	3.38%
Unsecured term loans	437,494	1.66%	437,494	1.66%
Total variable-rate debt	1,239,051	2.72%	1,515,005	2.65%
Total	$5,184,098	4.99%	$5,209,747	4.92%

(1)	Weighted-average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.

Secured Lines of Credit

The Company has three secured lines of credit that are used for mortgage retirement, working capital, construction and acquisition purposes, as well as issuances of letters of credit. Each of these lines is secured by mortgages on certain of the Company’s operating properties. Borrowings under the secured lines of credit bear interest at LIBOR, subject to a floor of 1.50%, plus a margin ranging from 1.45% to 4.25% and had a weighted average interest rate of 4.23% at March 31, 2011. The Company also pays fees based on the amount of unused availability under its two largest secured lines of credit at a rate of 0.35% of unused availability. The following summarizes certain information about the secured lines of credit as of March 31, 2011:

Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date
$525,000	$166,189	(1)	February 2012	February 2013
520,000	150,196		August 2011	April 2014
105,000	2,200		June 2012	N/A
$1,150,000	$318,585

(1)	There was an additional $10,066 outstanding on this secured line of credit as of March 31, 2011 for letters of credit. Up to $50,000 of the capacity on this line can be used for letters of credit.

Unsecured Term Facilities

The Company has an unsecured term loan that bears interest at LIBOR plus a margin of 0.95% to 1.40% based on the Company’s leverage ratio, as defined in the agreement to the loan.  At March 31, 2011, the outstanding borrowings of $209,494 under this loan had a weighted average interest rate of 1.38%.  The loan was obtained for the exclusive purpose of acquiring certain properties from the Starmount Company or its affiliates.  The Company completed its acquisition of the properties in February 2008 and, as a result, no further draws can be made against the loan.  The loan matures in November 2011 and has a one-year extension option, which is at the Company’s election, for an outside maturity date of November 2012.  Net proceeds from a sale, or the Company’s share of excess proceeds from any refinancings, of any of the properties originally purchased with borrowings from this unsecured term loan must be used to pay down any remaining outstanding balance.

The Company has an unsecured term loan with total capacity of $228,000 that bears interest at LIBOR plus a margin of 1.50% to 1.80% based on the Company’s leverage ratio, as defined in the loan agreement.  At March 31, 2011, the outstanding borrowings of $228,000 under the unsecured term loan had a weighted average interest rate of 1.92%.  Subsequent to March 31, 2011, the Company exercised a one-year extension option on this loan. The loan matures in April 2012 and has a one-year extension option remaining, which is at the Company’s election, for an outside maturity date of April 2013.

Letters of Credit

At March 31, 2011, the Company had additional secured and unsecured lines of credit with a total commitment of $20,971 that can only be used for issuing letters of credit. The letters of credit outstanding under these lines of credit totaled $16,995 at March 31, 2011.

Covenants and Restrictions

The agreements to the $525,000 and $520,000 secured lines of credit contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, and limitations on cash flow distributions.  The Company was in compliance with all covenants and restrictions at March 31, 2011.

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

Mortgages on Operating Properties

During the first quarter of 2011, the Company closed on five separate non-recourse mortgage loans totaling $268,905.  These loans have ten-year terms and include a $95,000 loan secured by Parkdale Mall and Parkdale Crossing in Beaumont, TX; a $99,400 loan secured by Park Plaza in Little Rock, AR; a $44,100 loan secured by EastGate Mall in Cincinnati, OH; a $19,800 loan secured by Wausau Center in Wausau, WI; and a $10,605 loan secured by Hamilton Crossing in Chattanooga, TN.  The loans bear interest at a weighted average fixed rate of 5.64% and are not cross-collateralized.

Also during the first quarter of 2011, the Company closed on four separate loans totaling $120,165.  These loans have five-year terms and include a $36,365 loan secured by Stroud Mall in Stroud, PA; a $58,100 loan secured by York Galleria in York, PA; a $12,100 loan secured by Gunbarrel Pointe in Chattanooga, TN; and a $13,600 loan secured by CoolSprings Crossing in Nashville, TN.  These four loans have partial-recourse features totaling $15,475, which will reduce by $5,650 upon the opening of a certain tenant in late 2011 and will further decrease as the aggregate principal amount outstanding on the loans is amortized.  The loans bear interest at LIBOR plus a margin of 2.40% and are not cross-collateralized.  The Company has interest rate swaps in place for the full term of each five-year loan to effectively fix the interest rates.  As a result, these loans bear interest at a weighted average fixed rate of 4.57%.  See Interest Rate Hedge Instruments below for additional information.

Proceeds from the nine loans above were used predominantly to pay down the outstanding balance of the Company’s $520,000 secured credit facility.  Eight of the new loans were secured with properties previously used as collateral to secure the $520,000 credit facility.

In addition, the Company retired an operating property loan with a principal balance of $78,748 that was secured by Mid Rivers Mall in St. Charles, MO with borrowings from its $525,000 secured credit facility.  Subsequent to March 31, 2011, the Company closed on a ten-year, non-recourse mortgage loan of $92,000 secured by this property that bears interest a fixed rate of 5.88% and used the proceeds to pay down the outstanding balance on the credit facility.  Also subsequent to March 31, 2011, the Company closed on a ten-year, non-recourse mortgage loan of $185,000 secured by Fayette Mall in Lexington, KY that bears interest at a fixed rate of 5.42%.  Proceeds were primarily used to repay an existing loan with a principal balance of $84,733 as of March 31, 2011 and to pay down the outstanding balance of the Company’s $525,000 secured credit facility.

Scheduled Principal Payments

As of March 31, 2011, the scheduled principal payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, including construction loans and lines of credit, are as follows:

2011	$827,542
2012	1,012,460
2013	459,117
2014	149,188
2015	793,749
Thereafter	1,940,473
5,182,529
Net unamortized premiums	1,569
$5,184,098

The scheduled principal payments in 2011 of $827,542 relate to the maturing principal balances of seven operating property loans totaling $467,852, the outstanding balance of $150,196 on the Company’s $520,000 secured line of credit and an unsecured term facility with an outstanding balance of $209,494.  Maturing debt with principal balances of $581,074 outstanding as of March 31, 2011 have extensions available at the Company’s option, leaving approximately $246,468 of loan maturities in 2011 that must be retired or refinanced.  Subsequent to March 31, 2011, the Company closed on two operating property loans.  Proceeds were primarily used to repay an existing loan with a principal balance of $84,733 as of March 31, 2011 and to pay down the outstanding balance of our $525,000 secured credit facility.  The remaining $161,735 of loan maturities in 2011 represents four operating property mortgage loans.  The Company will either refinance these loans or retire them with borrowings from its $520,000 secured credit facility.

The Company’s mortgage and other indebtedness had a weighted average maturity of 3.7 years as of March 31, 2011 and 3.5 years as of December 31, 2010.

Interest Rate Hedge Instruments

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

In March 2011, the Company entered into four pay fixed/receive variable interest rate swaps with an aggregate notional amount of $120,165, amortizing to $100,009, to hedge the interest rate risk exposure on the borrowings on four of its operating properties equal to the aggregate swap notional amount.  These interest rate swaps hedge the risk of changes in cash flows on the Company’s designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt.  The interest rate swaps effectively fix the interest payments on the portion of debt principal corresponding to the swap notional amount at a weighted average rate of 4.57%.  The swaps were valued at $564 as of March 31, 2011 and mature in April 2016.

In March 2011, the Company entered into a $64,265 interest rate cap agreement to hedge the risk of changes in cash flows on the letter of credit supporting certain bonds related to one of its operating properties equal to the then-outstanding cap notional. The interest rate cap protects the Company from increases in the hedged cash flows attributable to overall changes in the USD-SIFMA Municipal Swap Index above the strike rate of the cap on the debt.  The strike rate associated with the interest rate cap is 1.00%.  The interest rate cap had a nominal value as of March 31, 2011 and matures in March 2012.

As of March 31, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	2	$136,265
Interest Rate Swaps	4	$120,165

Instrument Type	Location in Consolidated Balance Sheet	Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 3/31/11	Fair Value at 12/31/10	Maturity Date
Pay fixed/ Receive variable Swap	Intangible lease assets and other assets	$ 58,100 (amortizing to $48,337)	1-month LIBOR	2.149%	$321	$-	Apr-16
Pay fixed/ Receive variable Swap	Intangible lease assets and other assets	$ 36,365 (amortizing to $30,276)	1-month LIBOR	2.187%	142	-	Apr-16
Pay fixed/ Receive variable Swap	Intangible lease assets and other assets	$ 13,600 (amortizing to $11,313)	1-month LIBOR	2.142%	79	-	Apr-16
Pay fixed/ Receive variable Swap	Intangible lease assets and other assets	$ 12,100 (amortizing to $10,083)	1-month LIBOR	2.236%	22	-	Apr-16
Cap	Intangible lease assets and other assets	$ 64,265 (amortizing to $63,555)	USD - SIFMA municipal swap index	1.000%	17	-	Mar-12
Cap	Intangible lease assets and other assets	$ 72,000 (amortizing to $69,375)	3-month LIBOR	3.000%	-	3	Jan-12

	Gain Recognized in OCI/L (Effective Portion)		Location of Losses Reclassified from AOCDL	Loss Recognized in Earnings (Effective Portion)		Locaiton of Gain Recognized	Gain Recognized in Earnings (Ineffective Portion)
Hedging	Three Months Ended March 31,		into Earnings(Effective	Three Months Ended March 31,		in Earnings (Ineffective	Three Months Ended March 31,
Instrument	2011	2010	Portion)	2011	2010	Portion)	2011	2010
Interest rate contracts	$562	$609	Interest Expense	$(22)	$(943)	Interest Expense	$-	$8

As of March 31, 2011, the Company expects to reclassify approximately $2,461 of losses currently reported in accumulated other comprehensive income to interest expense within the next twelve months due to amortization of its outstanding interest rate contracts.  Fluctuations in fair values of these derivatives between March 31, 2011 and the respective dates of termination will vary the projected reclassification amount.

Note 7 – Comprehensive Income

Comprehensive income includes all changes in redeemable noncontrolling interests and total equity during the period, except those resulting from investments by shareholders and partners, distributions to shareholders and partners and redemption valuation adjustments. Other comprehensive income (“OCI”) includes changes in unrealized gains (losses) on available-for-sale securities, interest rate hedge agreements and foreign currency translation adjustments.  The computation of comprehensive income for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011	2010
Net income	$63,908	$27,203
Other comprehensive income:
Net unrealized gain on hedging agreements	562	609
Net unrealized gain on available-for-sale securities	1,333	3,539
Realized loss on sale of marketable securities	22	-
Realized loss on foreign currency translation adjustment	-	169
Net unrealized loss on foreign currency translation adjustment	-	(156)
Total other comprehensive income	1,917	4,161
Comprehensive income	$65,825	$31,364

The components of accumulated other comprehensive income (loss) as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011
	As reported in:
	Redeemable Noncontrolling Interests	Shareholders' Equity	Noncontrolling Interests	Total
Net unrealized gain (loss) on hedging agreements	$427	$2,113	$(2,196)	$344
Net unrealized gain on available-for-sale securities	342	7,235	2,126	9,703
Accumulated other comprehensive income (loss)	$769	$9,348	$(70)	$10,047

	December 31, 2010
	As reported in:
	Redeemable Noncontrolling Interests	Shareholders' Equity	Noncontrolling Interests	Total
Net unrealized gain (loss) on hedging agreements	$422	$1,675	$(2,315)	$(218)
Net unrealized gain on available-for-sale securities	331	6,180	1,837	8,348
Accumulated other comprehensive income (loss)	$753	$7,855	$(478)	$8,130

Note 8 – Mortgage and Other Notes Receivable

Each of the Company’s mortgage notes receivable is collateralized by either a first mortgage, a wrap-around mortgage on the underlying real estate and related improvements or by an assignment of 100% of the partnership interests that own the real estate assets.  Other notes receivable include amounts due from tenants or government sponsored districts and unsecured notes received from third parties as whole or partial consideration for property or investments.  Interest rates on mortgage and other notes receivable range from 3.75% to 12.0%, with a weighted average interest rate of 6.85% and 6.87% at March 31, 2011 and December 31, 2010, respectively. Maturities of these notes receivable range from July 2011 to January 2047.

The Company reviews its mortgage and other notes receivable to determine if the balances are realizable based on factors affecting the collectibility of those balances.  Factors may include credit quality, timeliness of required periodic payments, past due status and management discussions with obligors. During the first quarter of 2011, the Company was notified that a receivable due in March 2011 of $3,735 would not be repaid.  The receivable is secured by land and, as such, the Company recorded an allowance for credit losses of $1,500 in other expense and wrote down the amount of the note receivable to the estimated fair value of the land.  The Company did not accrue any interest on the receivable for the three months ended March 31, 2011 and has written off any interest that was accrued and outstanding on the loan.  The Company is in process of foreclosure on the property.  A rollforward of the allowance for credit losses for the three months ended March 31, 2011 is as follows:

Beginning Balance, January 1, 2011	$-
Additions in allowance charged to expense	1,500
Reduction for charges against allowance	(1,500)
Ending Balance, March 31, 2011	$-

 As of March 31, 2011, the Company believes that its mortgage and other notes receivable balance of $28,857 is fully collectible.

Note 9 – Segment Information

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

		Associated	Community
Three Months Ended March 31, 2011	Malls	Centers	Centers	All Other (2)	Total
Revenues	$238,906	$11,107	$5,102	$13,035	$268,150
Property operating expenses (1)	(81,525)	(2,973)	(1,196)	5,186	(80,508)
Interest expense	(56,862)	(1,911)	(1,180)	(8,260)	(68,213)
Other expense	-	-	-	(8,303)	(8,303)
Gain on sales of real estate assets	13	354	430	12	809
Segment profit	$100,532	$6,577	$3,156	$1,670	111,935
Depreciation and amortization expense					(67,981)
General and administrative expense					(11,800)
Interest and other income					545
Loss on extinguishment of debt					581
Equity in earnings of unconsolidated affiliates					1,778
Income tax benefit					1,770

Income from continuing operations					$36,828
Total assets	$6,475,575	$323,074	$66,360	$592,332	$7,457,341
Capital expenditures (3)	$15,239	$198	$1,391	$20,849	$37,677

		Associated	Community
Three Months Ended March 31, 2010	Malls	Centers	Centers	All Other (2)	Total
Revenues	$235,503	$10,371	$3,712	$12,144	$261,730
Property operating expenses (1)	(78,524)	(2,862)	(1,849)	5,455	(77,780)
Interest expense	(58,261)	(2,044)	(725)	(11,350)	(72,380)
Other expense	-	-	-	(6,701)	(6,701)
Gain (loss) on sales of real estate assets	(36)	-	984	(82)	866
Segment profit (loss)	$98,682	$5,465	$2,122	$(534)	105,735
Depreciation and amortization expense					(70,449)
General and administrative expense					(11,074)
Interest and other income					1,051
Equity in earnings of unconsolidated affiliates					539
Income tax benefit					1,877

Income from continuing operations					$27,679
Total assets	$6,605,741	$331,025	$68,262	$662,912	$7,667,940
Capital expenditures (3)	$24,194	$2,069	$1,036	$6,517	$33,816

(1)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.
(2)	The All Other category includes mortgage notes receivable, Office Buildings, the Management Company and the Company’s subsidiary that provides security and maintenance services.
(3)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

Note 10 – Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potential dilutive common shares outstanding. The limited partners’ rights to convert their noncontrolling interests in the Operating Partnership into shares of common stock are not dilutive.

The following summarizes the impact of potential dilutive common shares on the denominator used to compute EPS:

	Three Months Ended March 31,
	2011	2010
Denominator – basic	148,069	137,967
Stock options	13	-
Deemed shares related to deferred compensation arrangements	41	39
Denominator – diluted	148,123	138,006

Note 11 – Contingencies

CBL’s Predecessor and certain officers of the Company have a significant noncontrolling interest in the construction company that the Company engaged to build substantially all of the Company’s development properties. On March 11, 2010, The Promenade D’Iberville, LLC, a subsidiary of the Company, filed a lawsuit in the Circuit Court of Harrison County, Mississippi, against multiple defendants, including this construction company, seeking damages for, among other things, alleged property damage arising out of work on a shopping center development in D’Iberville, Mississippi.  The construction company filed an answer and counterclaim denying liability and seeking to recover from the subsidiary the retainage of approximately $327 allegedly owed under the construction contract.  The case is at the discovery stage.  Charles B. Lebovitz, Chairman of the Board of the Company, resigned as a director of the construction company effective May 1, 2010, and no other CBL officer or director currently serves as a director or officer of the construction company.

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

The Company owns a parcel of land in Lee’s Summit, MO that it is ground leasing to a third party development company.  The third party developed and operates a shopping center on the land parcel.  The Company has guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount is $24,379.  The total amount outstanding at March 31, 2011 on the loans was $81,073 of which the Company has guaranteed $21,900.  The Company recorded an obligation of $315 in the accompanying condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010 to reflect the estimated fair value of the guaranty.

The Company has guaranteed 100% of the construction and land loans of West Melbourne I, LLC (“West Melbourne”), an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $50,678.  West Melbourne developed and operates Hammock Landing, a community center in West Melbourne, FL. The total amount outstanding on the loans at March 31, 2011 was $46,755. The guaranty will expire upon repayment of the debt.  The land loan, representing $3,276 of the amount outstanding at March 31, 2011, matures in August 2011.  West Melbourne will either retire this loan at maturity or may request an extension of the maturity date.  The construction loan, representing $43,479 of the amount outstanding at March 31, 2011, matures in August 2011 and has two one-year extension options available.  The Company recorded an obligation of $670 in the accompanying condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010 to reflect the estimated fair value of this guaranty.

The Company has guaranteed 100% of the construction loan of Port Orange I, LLC (“Port Orange”), an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $97,183.  Port Orange developed and operates The Pavilion at Port Orange, a community center in Port Orange, FL.  The total amount outstanding at March 31, 2011 on the loan was $69,363. The guaranty will expire upon repayment of the debt.  The loan matures in December 2011 and has two one-year extension options available. The Company has recorded an obligation of $1,120 in the accompanying condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010 to reflect the estimated fair value of this guaranty.

The Company has guaranteed the lease performance of York Town Center, LP (“YTC”), an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $18,800 as of March 31, 2011.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not record an obligation for this guaranty because it determined that the fair value of the guaranty is not material.

At March 31, 2011, the Company guaranteed 100% of a construction loan of JG Gulf Coast Town Center, LLC, an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $11,561.  Proceeds from the construction loan were designated for the development of Phase III of Gulf Coast Town Center, an open-air center in Fort Myers, FL. The total amount outstanding at March 31, 2011 on the loan was $11,561. The Company did not record an obligation for this guaranty because it determined that the fair value of the guaranty is not material.  Subsequent to March 31, 2011, the Company retired the construction loan with borrowings from its $105,000 secured credit facility.  The guaranty expired upon repayment of the debt.

Performance Bonds

The Company has issued various bonds that it would have to satisfy in the event of non-performance. At March 31, 2011 and December 31, 2010, the total amount outstanding on these bonds was $30,556 and $26,250, respectively.

Note 12 – Share-Based Compensation

Share-based compensation expense was $1,060 and $929 for the three months ended March 31, 2011 and 2010, respectively. Share-based compensation cost capitalized as part of real estate assets was $41 and $46 for the three months ended March 31, 2011 and 2010.

The Company’s stock option activity for the three months ended March 31, 2011 is summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2011	447,825	$16.92
Cancelled	(4,400)	$18.04
Exercised	(94,700)	$13.84
Outstanding at March 31, 2011	348,725	$17.74
Vested and exercisable at March 31, 2011	348,725	$17.74

A summary of the status of the Company’s stock awards as of March 31, 2011, and changes during the three months ended March 31, 2011, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2011	187,140	$18.43
Granted	178,750	$17.47
Vested	(41,860)	$16.31
Forfeited	(1,420)	$19.44
Nonvested at March 31, 2011	322,610	$18.17

As of March 31, 2011, there was $3,802 of total unrecognized compensation cost related to nonvested stock awards granted under the plan, which is expected to be recognized over a weighted average period of 3.1 years.  In January 2011, the Company granted restricted stock awards for 4,500 shares of common stock to its non-employee directors.  The shares may not be transferred during the non-employee director’s term.  In February 2011, the Company granted restricted stock awards for 174,250 shares of common stock to employees that will vest in equal installments over the next five years.

Note 13 – Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities were as follows for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Accrued dividends and distributions payable	$43,845	$43,893
Additions to real estate assets accrued but not yet paid	20,337	10,904
Notes receivable from sale of interest in unconsolidated affiliate	-	1,001

Note 14 – Income Taxes

The Company is qualified as a REIT under the provisions of the Code. To maintain qualification as a REIT, the Company is required to distribute at least 90% of its taxable income to shareholders and meet certain other requirements.

As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State tax expense was $804 and $940 during the three months ended March 31, 2011 and 2010, respectively.

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

The Company recorded an income tax benefit of $1,770 and $1,877 for the three months ended March 31, 2011 and 2010, respectively. The income tax benefit in 2011 consisted of a current and deferred income tax benefit of $1,512 and $258, respectively.  The income tax benefit in 2010 consisted of a current and deferred income tax benefit of $1,390 and $487, respectively.

The Company had a deferred tax asset of $8,844 and $7,074 at March 31, 2011 and December 31, 2010, respectively. The Company also had a deferred tax liability of $2,941 at March 31, 2011 and December 31, 2010.  The deferred tax asset is included in other assets, while the deferred tax liability is included in accounts payable and accrued liabilities.  The deferred taxes primarily consisted of operating expense accruals, share-based compensation and differences between book and tax depreciation.

The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its statement of operations.  In addition, any interest incurred on tax assessments is reported as interest expense.  The Company reported nominal interest and penalty amounts for the three months ended March 31, 2011 and 2010, respectively.

Note 15 – Subsequent Events

The Company has evaluated subsequent events through the date of issuance of these financial statements.

Subsequent to March 31, 2011, the Company closed on two separate non-recourse mortgage loans totaling $277,000.  The loans have ten-year terms and include a $185,000 loan secured by Fayette Mall in Lexington, KY and a $92,000 loan secured by Mid Rivers Mall in St. Charles, MO.  The loans bear interest at fixed rates of 5.42% and 5.88%, respectively.  Proceeds were primarily used to repay an existing loan with a principal balance of $84,733 as of March 31, 2011 and to pay down the outstanding balance of the Company’s $525,000 secured credit facility.

On May 9, 2011, the Company announced a $1,090,000 joint venture with TIAA-CREF in which TIAA-CREF will receive a 50% pari passu interest in each of Oak Park Mall in Kansas City, KS, West County Center in St. Louis, MO, and CoolSprings Galleria in Nashville, TN.  Upon closing of the joint venture transaction, these properties will no longer be consolidated and will be accounted for using the equity method of accounting.  TIAA-CREF will also receive a 12% noncontrolling interest in Pearland Town Center in Pearland, TX.  As part of the joint venture agreement, TIAA-CREF will assume approximately $268,000 of property-specific debt.  Estimated net proceeds of approximately $210,000 from the transaction will be used to reduce the Company’s outstanding debt.  The Company will continue to manage and lease the properties.  The transaction is expected to close by the third quarter of 2011.

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

EXECUTIVE OVERVIEW

We are a self-managed, self-administered, fully integrated real estate investment trust (“REIT”) that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air centers, community centers and office properties. Our shopping centers are located in 26 domestic states, but are primarily in the southeastern and midwestern United States.  We have elected to be taxed as a REIT for federal income tax purposes.

As of March 31, 2011, we owned controlling interests in 75 regional malls/open-air centers (including one mixed-use center), 30 associated centers (each located adjacent to a regional mall), eight community centers and 14 office buildings, including our corporate office building. We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a variable interest entity. As of March 31, 2011, we owned noncontrolling interests in seven regional malls, four associated centers, four community centers and six office buildings. Because one or more of the other partners have substantive participating rights, we do not control these partnerships and joint ventures and, accordingly, account for these investments using the equity method.  We had controlling interests in one open-air center expansion, one community center expansion, and one outlet center, owned in a joint venture, under construction at March 31, 2011.  We also hold options to acquire certain development properties owned by third parties.

Results for the first quarter of 2011 were very encouraging, reflecting continued improvement in our key metrics.  Our overall portfolio leasing spread has continued to recover and was positive for the first time since 2008. Our occupancy levels increased over the prior year period across the entire portfolio.  In addition, sales per square foot increased over the prior year period as a result of positive sales growth.

We are also pleased with the financing activity during the first quarter of 2011.  We closed on nine operating property loans totaling $389.1 million at a weighted average interest rate of 5.31% and a weighted average term of 8.5 years.  Proceeds from the loans were primarily used to pay down the outstanding balance of the Company’s $520.0 million secured credit facility.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

Properties that were in operation for the entire year during 2010 and the three months ended March 31, 2011 are referred to as the “Comparable Properties.”  Since January 1, 2010, we have opened two community centers as follows:

Property	Location	Date Opened
New Developments:
The Pavilion at Port Orange (1)	Port Orange, FL	March 2010
The Forum at Grandview (Phase I)	Madison, MS	November 2010

(1)
This property represents a 50/50 joint venture that is accounted for using the equity method of accounting and is included in equity in earnings of unconsolidated affiliates in the accompanying consolidated statements of operations.

Of these two properties, The Forum at Grandview is included in our operations on a consolidated basis.  The Forum at Grandview is referred to as the “New Property.”  The transactions related to the New Property impact the comparison of the results of operations for the three months ended March 31, 2011 to the results of operations for the three months ended March 31, 2010.  In addition to the above properties, in October 2010, we purchased the remaining 50% interest in Parkway Place in Huntsville, AL, from our joint venture partner.  The results of operations of this property, previously accounted for using the equity method of accounting, are included in our operations on a consolidated basis beginning October 1, 2010.

Revenues

Total revenues increased $6.5 million for the three months ended March 31, 2011 compared to the prior year period.  Rental revenues and tenant reimbursements increased by $4.7 million due to an increase of $4.6 million from the Comparable Properties and an increase of $0.1 million from the New Property.  The increase in revenues of the Comparable Properties was driven by a $4.8 million increase in base rents.  Base rents have increased as a result of overall positive leasing spreads during the first quarter of 2011, in addition to higher occupancy levels.

Our cost recovery ratio for the quarter ended March 31, 2011 was 95.6% compared with 101.0% for the prior-year period.  Our cost recovery ratio has decreased primarily due to certain tenants converting their lease payment terms to percentage in lieu or base rent and has also been impacted by negative leasing spreads over the past year.

The decrease in management, development and leasing fees of $0.4 million was mainly attributable to lower development fee income due to the completion in the prior year of certain joint venture developments that were under construction during the first quarter of 2010.

Other revenues increased $2.2 million primarily due to higher revenues related to our subsidiary that provides security and maintenance services to third parties.

Operating Expenses

Total expenses increased $2.6 million for the three months ended March 31, 2011 compared to the prior year period.  Property operating expenses, including real estate taxes and maintenance and repairs, increased $2.7 million due to higher expenses of $2.6 million related to the Comparable Properties and an increase of $0.1 million of expenses attributable to the New Property. The increase in property operating expenses of the Comparable Properties is primarily attributable to increases of $0.8 million in utilities expense, $0.7 million in payroll and related costs, $0.6 million in contracted security and maintenance and $0.3 million in land rent expense.

The decrease in depreciation and amortization expense of $2.4 million resulted from a decrease of $2.6 million from the Comparable Properties, partially offset by an increase of $0.2 million related to the New Property. The decrease attributable to the Comparable Properties is due to a decline in amortization of tenant allowances compared to the prior year period, which included write-offs of certain unamortized tenant allowances and intangible lease assets related to early lease terminations.

General and administrative expenses increased $0.7 million primarily as a result of increases of $0.4 million in payroll and related expenses and $0.4 million in legal fees. As a percentage of revenues, general and administrative expenses were 4.4% and 4.2% for the first quarters of 2011 and 2010, respectively.

Other expenses increased $1.6 million primarily due to a charge of $1.5 million to reduce the amount of an outstanding mortgage note receivable.  The receivable is secured by land of which we are in process of foreclosure.  The remaining balance of the mortgage note receivable reflects the current fair value of the land.

Other Income and Expenses

Interest expense decreased $4.2 million for the three months ended March 31, 2011 compared to the prior year period.  We have reduced our debt levels substantially since the prior year period and our weighted average interest rate on total consolidated debt is lower compared to the prior year period.

During the first quarter of 2011, we recorded a gain on extinguishment of debt of $0.6 million as a result of accelerated discount accretion related to the early retirement of debt that was originally scheduled to mature in July 2011 on Mid Rivers Mall in St. Louis, MO.

During the first quarter of 2011, we recognized a gain on sales of real estate assets of $0.8 million related to the sale of two parcels of land.  We recognized a gain on sales of real estate assets of $0.9 million during the first quarter of 2010 related to the sale of one parcel of land.

Equity in earnings of unconsolidated affiliates increased by $1.2 million during the first quarter of 2011.  One joint venture property that opened in March 2010 contributed to the increase compared to the prior year period.  In addition, increases in revenues coupled with decreased bad debt expense were key drivers at several unconsolidated properties, reflecting the improving economy. Depreciation expense also declined overall due to asset life expirations and the write-off of certain tenant allowances in the prior year period.  These increases were partially offset by a decline in earnings from one joint venture property as a result of the acquisition of the remaining 50% interest from our joint venture partner in October 2010.  Results of the acquired property are now reported on a consolidated basis.

The income tax benefit of $1.8 million for the three months ended March 31, 2011 relates to our taxable REIT subsidiary and consists of a benefit for current and deferred income taxes of $1.5 million and $0.3 million, respectively.  During the three months ended March 31, 2010, we recorded an income tax benefit of $1.9 million, consisting of a benefit for current and deferred income taxes of $1.4 million and $0.5 million, respectively.

Income from discontinued operations for the three months ended March 31, 2011 of $27.1 million reflects the operating results of one mall that was sold in February 2011 for $9.0 million.  Net proceeds from the sale were used to retire the outstanding principal balance and accrued interest of $40.3 million on the non-recourse loan secured by the property in accordance with the lender’s agreement to modify the outstanding principal balance and accrued interest to equal the net sales price for the property.  As a result, we recorded a gain on the extinguishment of debt of $31.4 million in the first quarter of 2011.  We also recorded a loss on impairment of real estate in the first quarter of 2011 of $2.7 million to write down the book value of the property to the net sales price.  The results of operations of this property, including the gain on extinguishment of debt and loss on impairment of real estate, are included in discontinued operations for all periods presented.  Loss on discontinued operations for the three months ended March 31, 2010 of $0.5 million reflects the operating results of one mall that was sold in October 2010 and three community centers that were sold in December 2010, in addition to the mall that was sold in February 2011. Discontinued operations for all periods presented include the true up of estimated expenses to actual amounts for properties sold during previous periods.

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

We classify our regional malls into two categories – malls that have completed their initial lease-up are referred to as stabilized malls and malls that are in their initial lease-up phase and have not been open for three calendar years are referred to as non-stabilized malls. Pearland Town Center, which opened in July 2008, is our only non-stabilized mall as of March 31, 2011.

We derive a significant amount of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Three Months Ended March 31,
	2011	2010
Malls	89.1%	90.0%
Associated centers	4.1%	4.0%
Community centers	1.9%	1.4%
Mortgages, office building and other	4.9%	4.6%

The improving economy continues to benefit our retailers.  Mall store sales in the first quarter of 2011 for our portfolio increased 2.9% from the prior year period.  Mall store sales for the trailing twelve months ended March 31, 2011 on a comparable per square foot basis were $324 per square foot compared with $316 per square foot in the prior year period, an increase of 2.5%.  With generally positive economic indicators and improving consumer confidence, we expect the upward sales trends to continue throughout the year.

Occupancy

Our portfolio occupancy is summarized in the following table:

	March 31,
	2011	2010
Total portfolio	90.3%	88.8%
Total mall portfolio	90.3%	89.4%
Stabilized malls	90.4%	89.7%
Non-stabilized malls (1)	84.2%	76.6%
Associated centers	91.1%	89.5%
Community centers	90.5%	84.4%

(1)	Represents occupancy for Pearland Town Center.

Positive sales trends have contributed to the continued growth in our occupancy and improved leasing metrics.  For the first quarter of 2011, total portfolio occupancy increased 150 basis points to 90.3% and stabilized mall occupancy improved 70 basis points to 90.4%.  We are still projecting for total portfolio occupancy to end the year 75 to 100 basis points over the prior year end level of 92.4%.

Leasing

During the first quarter of 2011, we signed more than 1.7 million square feet of leases, nearly all of which were in our operating portfolio.  The leases signed in our operating portfolio included almost 0.6 million square feet of new leases and approximately 1.1 million square feet of renewals.  Total leasing activity in the operating portfolio almost doubled from the 0.9 million square feet signed in the prior year quarter.

Average annual base rents per square foot were as follows for each property type:

	At March 31,
	2011	2010
Stabilized malls	$29.07	$28.87
Non-stabilized malls	26.73	25.41
Associated centers	12.01	11.89
Community centers	13.53	15.06
Office Buildings	17.82	19.21

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the three months ended March 31, 2011 for spaces that were previously occupied are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (2)	% Change Average

All Property Types (1)	792,069	$35.84	$34.94	-2.5%	$35.95	0.3%
Stabilized Malls	760,589	36.43	35.47	-2.6%	36.51	0.2%
New leases	151,278	42.75	47.50	11.1%	50.51	18.2%
Renewal leases	609,311	34.86	32.49	-6.8%	33.03	-5.2%

(1) Includes stabilized malls, associated centers, community centers and office buildings.
(2) Average gross rent does not incorporate allowable future increases for recoverable common area expenses.

The first quarter continued our trend of improvement in leasing spreads.  Overall leases in the first quarter of 2011 were signed at a 30 basis point increase over the prior gross rent per square foot.  While renewal spreads were still negative, they moved in the right direction compared with previous quarters.  We are still facing difficult renewal negotiations with a select few retailers whose sales have not recovered to pre-recession levels.  We are being proactive in replacing underperforming retailers and have utilized short-term leasing while we secure replacement tenants.  As the economic and retail environment improves, we are seeing retailers boosting their expansion plans and increasing demand for space, benefiting our new leasing activity.  New leases are being signed at impressive increases, more than 18% for the first quarter.  As spreads turn more positive, we are pushing to lengthen the lease terms.  For the quarter, 55% of leases were signed for three years or less, an improvement of 5% compared with the fourth quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2011, we closed on nine operating property loans totaling $389.1 million.  The financings were completed at very favorable rates with the weighted average interest rate for all nine loans at 5.31%.  The loans include five commercial mortgage-backed securities (“CMBS”) loans for ten-year terms and four bank loans for five-year terms.  Eight of the properties were previously used as collateral to secure our $520.0 million line of credit.  As we have released properties from the collateral pool of this facility, it has become a revolver that can be used for retiring loans that are maturing in 2011 and beyond, as well as providing additional flexibility.

As of March 31, 2011, we had approximately $831.4 million available on all of our credit facilities combined.  Our financial covenants remain sound with a debt to gross asset value ratio of 52.7% and an interest coverage ratio of 2.38x for the quarter compared with 2.32x in the prior year period.  See Debt below for additional information.

We derive a majority of our revenues from leases with retail tenants, which has historically been the primary source for funding short-term liquidity and capital needs such as operating expenses, debt service, tenant construction allowances, recurring capital expenditures and dividends and distributions. We believe that the combination of our cash flows generated from our operations, combined with our debt and equity sources and the availability under our lines of credit will, for the foreseeable future, provide adequate liquidity to meet our cash needs.  In addition to these factors, we have options available to us to generate additional liquidity, including but not limited to, equity offerings, joint venture investments, issuances of noncontrolling interests in our Operating Partnership and decreasing the amount of expenditures we make related to tenant construction allowances and other capital expenditures.  We also generate revenues from sales of peripheral land at the properties and from sales of real estate assets when it is determined that we can realize an optimal value for the assets.

Cash Flows From Operations

There was $49.3 million of unrestricted cash and cash equivalents as of March 31, 2011, a decrease of $1.6 million from December 31, 2010.  Cash provided by operating activities during the three months ended March 31, 2011, decreased $9.6 million to $78.8 million from $88.4 million during the three months ended March 31, 2010. The decrease was primarily attributable to a decline in prepaid rents, representing an increase in the number of tenants that paid rents for April 2011 subsequent to March 31, 2011 as compared to the number of tenants that paid rents for April 2010 in March 2010.

Debt

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate (1)
March 31, 2011:
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$3,916,146	$(15,621)	$396,687	$4,297,212	5.69%
Recourse term loans on operating properties	28,901	-	-	28,901	6.00%
Total fixed-rate debt	3,945,047	(15,621)	396,687	4,326,113	5.69%
Variable-rate debt:
Non-recourse term loans on operating properties	114,250	-	19,957	134,207	3.32%
Recourse term loans on operating properties	340,404	(928)	149,569	489,045	2.86%
Construction loans	28,318	-	-	28,318	3.29%
Secured lines of credit	318,585	-	-	318,585	4.23%
Unsecured term loans	437,494	-	-	437,494	1.66%
Total variable-rate debt	1,239,051	(928)	169,526	1,407,649	2.85%
Total	$5,184,098	$(16,549)	$566,213	$5,733,762	4.99%

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate (1)
December 31, 2010:
Fixed-rate debt:
Non-recourse loans on operating properties	$3,664,293	$(24,708)	$398,154	$4,037,739	5.83%
Recourse term loans on operating properties	30,449	-	-	30,449	6.00%
Total fixed-rate debt	3,694,742	(24,708)	398,154	4,068,188	5.83%
Variable-rate debt:
Non-recourse term loans on operating properties	114,625	-	20,038	134,663	3.30%
Recourse term loans on operating properties	350,106	(928)	148,252	497,430	2.83%
Construction loans	14,536	-	-	14,536	3.32%
Secured lines of credit	598,244	-	-	598,244	3.38%
Unsecured term loans	437,494	-	-	437,494	1.66%
Total variable-rate debt	1,515,005	(928)	168,290	1,682,367	2.77%
Total	$5,209,747	$(25,636)	$566,444	$5,750,555	4.93%

(1)	Weighted average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.
(2)
We have four interest rate swaps on notional amounts totaling $120,165 as of March 31, 2011 related to four of our variable-rate loans on operating properties to effectively fix the interest rates on these loans.  Therefore, these amounts are currently reflected in fixed-rate debt.

As of March 31, 2011, $974.3 million of our pro rata share of consolidated and unconsolidated debt is scheduled to mature in 2011.  However, we have extensions of $705.5 million available at our option that we intend to exercise, leaving approximately $268.8 million of maturities in 2011 that must be retired or refinanced. Subsequent to March 31, 2011, we closed on two operating property loans.  Proceeds were primarily used to repay an existing loan with a principal balance of $84.7 million as of March 31, 2011 and to pay down the outstanding balance of our $525.0 million secured credit facility.  We also retired an operating property loan with a principal balance of $11.6 million that was secured by Gulf Coast Town Center Phase III in Fort Myers, FL with borrowings from our $105.0 million secured credit facility.

The remaining loans due in 2011, totaling $184.1 million, include six property-specific loans that have maturity dates ranging from August 2011 to October 2011.  We may refinance these loans or we may retire them with availability on our $520.0 million secured credit facility.

The weighted average remaining term of our total share of consolidated and unconsolidated debt was 3.6 years at March 31, 2011 and 3.5 years at December 31, 2010. The weighted average remaining term of our pro rata share of fixed-rate debt was 4.4 years and 4.6 years at March 31, 2011 and December 31, 2010, respectively.

As of March 31, 2011 and December 31, 2010, our pro rata share of consolidated and unconsolidated variable-rate debt represented 24.6% and 29.3%, respectively, of our total pro rata share of debt. As of March 31, 2011, our share of consolidated and unconsolidated variable-rate debt represented 14.6% of our total market capitalization (see Equity below) as compared to 17.4% as of December 31, 2010.

Secured Lines of Credit

We have three secured lines of credit that are used for mortgage retirement, working capital, construction and acquisition purposes, as well as issuances of letters of credit. Each of these lines is secured by mortgages on certain of our operating properties. Borrowings under the secured lines of credit bear interest at LIBOR, subject to a floor of 1.50%, plus a margin ranging from 1.45% to 4.25% and had a weighted average interest rate of 4.23% at March 31, 2011. The Company also pays fees based on the amount of unused availability under its two largest secured lines of credit at a rate of 0.35% of unused availability. The following summarizes certain information about the secured lines of credit as of March 31, 2011 (in thousands):

Total Capacity		Total Outstanding		Maturity Date	Extended Maturity Date
	$525,000	$166,189	(1)	February 2012	February 2013
	520,000	150,196		August 2011	April 2014
	105,000	2,200		June 2012	N/A
	$1,150,000	$318,585

(1)	There was an additional $10,066 outstanding on this secured line of credit as of March 31, 2011 for letters of credit. Up to $50,000 of the capacity on this line can be used for letters of credit.

We also have secured and unsecured lines of credit with total availability of $21.0 million that are used only to issue letters of credit. There was $17.0 million outstanding under these lines at March 31, 2011.

Unsecured Term Facilities

We have an unsecured term loan that bears interest at LIBOR plus a margin of 0.95% to 1.40% based on our leverage ratio, as defined in the agreement to the loan.  At March 31, 2011, the outstanding borrowings of $209.5 million under this loan had a weighted average interest rate of 1.38%.  The loan was obtained for the exclusive purpose of acquiring certain properties from the Starmount Company or its affiliates.  We completed our acquisition of these properties in February 2008 and, as a result, no further draws can be made against the loan.  The loan matures in November 2011 and has a one-year extension option, which is at our election, for an outside maturity date of November 2012.  Net proceeds from a sale, or our share of excess proceeds from any refinancings, of any of the properties originally purchased with borrowings from this unsecured term loan must be used to pay down any remaining outstanding balance.

We have an unsecured term loan with total capacity of $228.0 million that bears interest at LIBOR plus a margin of 1.50% to 1.80% based on our leverage ratio, as defined in the loan agreement.  At March 31, 2011, the outstanding borrowings of $228.0 million under the unsecured term loan had a weighted average interest rate of 1.92%.  Subsequent to the first quarter, we exercised a one-year extension option on this loan. The loan matures in April 2012 and has a one-year extension option remaining, which is at our election, for an outside maturity date of April 2013.

The agreements to the $525.0 million and $520.0 million secured credit facilities and the two unsecured term loans described above, each with the same lead lender, contain default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods) in the event (i) there is a default in the payment of any indebtedness owed by us to any institution which is a part of the lender groups for the credit facilities, or (ii) there is any other type of default with respect to any indebtedness owed by us to any institution which is a part of the lender groups for the credit facilities and such lender accelerates the payment of the indebtedness owed to it as a result of such default.  The credit facility agreements provide that, upon the occurrence and continuation of an event of default, payment of all amounts outstanding under these credit facilities and those facilities with which these agreements reference cross-default provisions may be accelerated and the lenders’ commitments may be terminated.  Additionally, any default in the payment of any recourse indebtedness greater than $50.0 million or any non-recourse indebtedness greater than $100.0 million of the Company, the Operating Partnership and significant subsidiaries, as defined, regardless of whether the lending institution is a part of the lender groups for the credit facilities, will constitute an event of default under the agreements to the credit facilities.  We were not in default with regard to any of these provisions as of December 31, 2011.

Mortgages on Operating Properties

During the first quarter of 2011, we closed on five separate non-recourse mortgage loans totaling $268.9 million.   These loans have ten-year terms and include a $95.0 million loan secured by Parkdale Mall and Parkdale Crossing in Beaumont, TX; a $99.4 million loan secured by Park Plaza in Little Rock, AR; a $44.1 million loan secured by EastGate Mall in Cincinnati, OH; a $19.8 million loan secured by Wausau Center in Wausau, WI; and a $10.6 million loan secured by Hamilton Crossing in Chattanooga, TN.  The loans bear interest at a weighted average fixed rate of 5.64% and are not cross-collateralized.

Also during the first quarter of 2011, we closed on four separate loans totaling $120.2 million.  These loans have five-year terms and include a $36.4 million loan secured by Stroud Mall in Stroud, PA; a $58.1 million loan secured by York Galleria in York, PA; a $12.1 million loan secured  by Gunbarrel Pointe in Chattanooga, TN; and a $13.6 million loan secured by CoolSprings Crossing in Nashville, TN.  These four loans have partial-recourse features totaling $15.5 million, which will reduce by $5.7 million upon the opening of a certain tenant in late 2011 and will further reduce as the aggregate principal amount outstanding on the loans is amortized.  The loans bear interest at LIBOR plus a margin of 2.40% and are not cross-collateralized.  We have interest rate swaps in place for the full term of each five-year loan to effectively fix the interest rates.  As a result, these loans bear interest at a weighted average fixed rate of 4.57%.  See Interest Rate Hedge Instruments below for additional information.

Proceeds from the nine loans above were used predominantly to pay down the outstanding balance of our $520.0 million secured credit facility.  Eight of the new loans were secured with properties previously used as collateral to secure the $520.0 million credit facility.

In addition, we retired an operating property loan with a principal balance of $78.7 million that was secured by Mid Rivers Mall in St. Charles, MO with borrowings from our $525.0 million secured credit facility.  Subsequent to March 31, 2011, we closed on a ten-year, non-recourse mortgage loan of $92.0 million secured by this property that bears interest a fixed rate of 5.88% and used the proceeds to pay down the outstanding balance on the credit facility.  Also subsequent to March 31, 2011, we closed on a ten-year, non-recourse mortgage loan of $185.0 million secured by Fayette Mall in Lexington, KY that bears interest at a fixed rate of 5.42%.  Proceeds were primarily used to repay an existing loan with an outstanding principal balance of $84.7 million as of March 31, 2011 and to pay down the outstanding balance of the Company’s $525.0 million secured credit facility.  We also retired an operating property loan with a principal balance of $11.6 million that was secured by Gulf Coast Town Center Phase III in Fort Myers, FL with borrowings from our $105.0 million secured credit facility.

Interest Rate Hedging Instruments

In March 2011, we entered into four pay fixed/receive variable interest rate swaps with an aggregate notional amount of $120.2 million, amortizing to $100.0 million, to hedge the interest rate risk exposure on the borrowings on four of our operating properties equal to the aggregate swap notional amount.  These interest rate swaps hedge the risk of changes in cash flows on our designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt.  The interest rate swaps effectively fix the interest payments on the portion of debt principal corresponding to the swap notional amount at a weighted average rate of 4.57%.  The swaps were valued at $0.6 million as of March 31, 2011 and mature in April 2016.

In March 2011, we entered into a $64.3 million interest rate cap agreement to hedge the risk of changes in cash flows on the letter of credit supporting certain bonds related to one of our operating properties equal to the then-outstanding cap notional. The interest rate cap protects us from increases in the hedged cash flows attributable to overall changes in the USD-SIFMA Municipal Swap Index above the strike rate of the cap on the debt.  The strike rate associated with the interest rate cap is 1.00%.  The interest rate cap had a nominal value as of March 31, 2011 and matures in March 2012.

Instrument Type	Location in Consolidated Balance Sheet	Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 3/31/11	Fair Value at 12/31/10	Maturity Date
Pay fixed/ Receive variable Swap	Intangible lease assets and other assets	$ 58,100 (amortizing to $48,337)	1-month LIBOR	2.149%	$321	$-	Apr-16
Pay fixed/ Receive variable Swap	Intangible lease assets and other assets	$ 36,365 (amortizing to $30,276)	1-month LIBOR	2.187%	142	-	Apr-16
Pay fixed/ Receive variable Swap	Intangible lease assets and other assets	$ 13,600 (amortizing to $11,313)	1-month LIBOR	2.142%	79	-	Apr-16
Pay fixed/ Receive variable Swap	Intangible lease assets and other assets	$ 12,100 (amortizing to $10,083)	1-month LIBOR	2.236%	22	-	Apr-16
Cap	Intangible lease assets and other assets	$ 64,265 (amortizing to $63,555)	USD - SIFMA municipal swap index	1.000%	17	-	Mar-12
Cap	Intangible lease assets and other assets	$ 72,000 (amortizing to $69,375)	3-month LIBOR	3.000%	-	3	Jan-12

Equity

During the three months ended March 31, 2011, we paid cash dividends of $40.2 million to holders of our common stock and our preferred stock, as well as $18.8 million in distributions to the noncontrolling interest investors in our Operating Partnership and other consolidated subsidiaries.

On February 28, 2011, we announced a first quarter 2011 common stock dividend of $0.21 per share payable in cash.  The dividend was paid on April 15, 2011.  Future dividends payable will be determined by our Board of Directors based upon circumstances at the time of declaration.

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

Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value of equity) ratio was as follows at March 31, 2011 (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	190,334	$17.42	$3,315,618
7.75% Series C Cumulative Redeemable Preferred Stock	460	250.00	115,000
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00	453,750
Total market equity			3,884,368
Company’s share of total debt			5,733,762
Total market capitalization			$9,618,130
Debt-to-total-market capitalization ratio			59.6%

(1)
Stock price for common stock and Operating Partnership units equals the closing price of the common stock on March 31, 2011. The stock price for the preferred stock represents the liquidation preference of each respective series of preferred stock.

Capital Expenditures

Of the $9.6 million of capital expenditures during the three months ended March 31, 2011, including our share of unconsolidated affiliates’ capital expenditures, we spent $5.8 million for tenant allowances, which generally generate increased rents from tenants over the terms of their leases. Deferred maintenance expenditures were $2.9 million and included $0.5 million for roof replacements and $2.4 million for various other capital expenditures. Renovation expenditures totaled $0.9 million.

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

Developments and Expansions

The following table summarizes our development projects as of March 31, 2011 (dollars in thousands):

Properties Under Development at March 31, 2011
(Dollars in thousands)
		Total
		Project	CBL's Share of
		Square	Total	Cost to	Expected	Initial
Property	Location	Feet	Cost (b)	Date (c)	Opening Date	Yield
Open-Air Center Expansion:
Alamance West	Burlington, NC	236,438	$15,823	$7,133	Fall-11	11.2%

Community Center Expansion:
Settlers Ridge (Phase II)	Robinson Township, PA	86,617	$12,370	$9,323	Summer-11	9.9%

Outlet Center:
The Outlet Shoppes at Oklahoma City (a)	Oklahoma City, OK	325,780	$60,953	$35,277	Summer-11	10.7%

(a)	The Outlet Shoppes at Oklahoma City is a 75/25 joint venture. Total cost and cost to date are reflected at 100 percent.
(b)	Total Cost is presented net of reimbursements to be received.
(c)	Cost to Date does not reflect reimbursements until they are received.

We have one major development project currently under construction that is scheduled to open in the summer of 2011.  The Outlet Shoppes at Oklahoma City is a joint venture outlet center project approximating 350,000 square feet in Oklahoma City, OK, in which we have a 75% ownership interest.  It will be the only outlet center in the state of Oklahoma and the only center of its kind within a 145 mile radius.  The center is approximately 98% leased or committed with retailers including Saks Off 5th, Nike, Tommy Hilfiger, Polo, J. Crew, Brooks Brothers and more.  The strong leasing results indicate the successful reception this project is receiving in the retailer community and we are still receiving new lease commitments.  There is no additional capital currently required for this project as all equity has been funded and a construction loan is in place for the remaining development costs.

Stores have started opening at the second phase of Settlers Ridge in Pittsburgh, PA.  The 78,000-square-foot expansion is currently 95% leased or committed with Michaels, Ross Dress for Less, Shoe Carnival and ULTA.

Construction is progressing on Alamance West, the 230,000-square-foot second phase of our center in Burlington, NC.  The project is currently 98% leased or committed, anchored by BJ’s Wholesale Club, Kohl’s and Dick’s Sporting Goods.

We have also commenced renovation projects at four of our malls, including Hamilton Place in Chattanooga, TN, Oak Park Mall in Kansas City, KS, RiverGate Mall in Nashville, TN, and Burnsville Center in Minneapolis, MN.  The projects are scheduled for completion prior to the holiday season.

We hold options to acquire certain development properties owned by third parties.  Except for the projects presented above, we do not have any other material capital commitments as of March 31, 2011.

Off-Balance Sheet Arrangements

Unconsolidated Affiliates

We have ownership interests in 16 unconsolidated affiliates that are described in Note 5 to the consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the consolidated balance sheets as “Investments in Unconsolidated Affiliates.”  The following are circumstances when we may consider entering into a joint venture with a third party:

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

▪
We may determine that we have the opportunity to capitalize on the value we have created in a property by selling an interest in the property to a third party. This provides us with an additional source of capital that can be used to develop or acquire additional real estate assets that we believe will provide greater potential for growth. When we retain an interest in an asset rather than selling a 100% interest, it is typically because this allows us to continue to manage the property, which provides us the ability to earn fees for management, leasing, development and financing services provided to the joint venture.

Preferred Joint Venture Units

We consolidate our investment in a joint venture, CWJV, with Westfield.  The terms of the joint venture agreement require that CWJV pay an annual preferred distribution at a rate of 5.0%, which increases to 6.0% on July 1, 2013, on the preferred liquidation value of the perpetual PJV units of CWJV that are held by Westfield.  Westfield has the right to have all or a portion of the PJV units redeemed by CWJV with property owned by CWJV, and subsequent to October 16, 2012, with either cash or property owned by CWJV, in each case for a net equity amount equal to the preferred liquidation value of the PJV units. At any time after January 1, 2013, Westfield may propose that CWJV acquire certain qualifying property that would be used to redeem the PJV units at their preferred liquidation value. If CWJV does not redeem the PJV units with such qualifying property (a “Preventing Event”), then the annual preferred distribution rate on the PJV units increases to 9.0% beginning July 1, 2013.  We will have the right, but not the obligation, to offer to redeem the PJV units after January 31, 2013 at their preferred liquidation value, plus accrued and unpaid distributions. If we fail to make such an offer, the annual preferred distribution rate on the PJV units increases to 9.0% for the period from July 1, 2013 through June 30, 2016, at which time it decreases to 6.0% if a Preventing Event has not occurred.  If, upon redemption of the PJV units, the fair value of our common stock is greater than $32.00 per share, then such excess (but in no case greater than $26.0 million in the aggregate) shall be added to the aggregate preferred liquidation value payable on account of the PJV units.  We account for this contingency using the method prescribed for earnings or other performance measure contingencies.  As such, should this contingency result in additional consideration to Westfield, we will record the current fair value of the consideration issued as a purchase price adjustment at the time the consideration is paid or payable.

Guarantees

We may guarantee the debt of a joint venture primarily because it allows the joint venture to obtain funding at a lower cost than could be obtained otherwise. This results in a higher return for the joint venture on its investment, and a higher return on our investment in the joint venture. We may receive a fee from the joint venture for providing the guaranty. Additionally, when we issues a guaranty, the terms of the joint venture agreement typically provide that we may receive indemnification from the joint venture or have the ability to increase our ownership interest.

We own a parcel of land in Lee’s Summit, MO that we are ground leasing to a third party development company.  The third party developed and operates a shopping center on the land parcel.  We have guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount is $24.4 million.  The total amount outstanding at March 31, 2011 on the loans was $81.1 million of which we have guaranteed $21.9 million.  We recorded an obligation of $0.3 million in the accompanying condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010 to reflect the estimated fair value of the guaranty.

We have guaranteed 100% of the construction and land loans of West Melbourne I, LLC (“West Melbourne”), an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $50.7 million.  West Melbourne developed and operates Hammock Landing, a community center in West Melbourne, FL. The total amount outstanding on the loans at March 31, 2011 was $46.8 million. The guaranty will expire upon repayment of the debt.  The land loan, representing $3.3 million of the amount outstanding at March 31, 2011, matures in August 2011.  West Melbourne will either retire this loan at maturity or may request an extension of the maturity date.  The construction loan, representing $43.5 million of the amount outstanding at March 31, 2011, matures in August 2011 and has two one-year extension options available.  We recorded an obligation of $0.7 million in the accompanying condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010 to reflect the estimated fair value of this guaranty.

We have guaranteed 100% of the construction loan of Port Orange I, LLC (“Port Orange”), an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $97.2 million.  Port Orange developed and operates The Pavilion at Port Orange, a community center in Port Orange, FL.  The total amount outstanding at March 31, 2011 on the loan was $69.4 million. The guaranty will expire upon repayment of the debt.  The loan matures in December 2011 and has two one-year extension options available. We have recorded an obligation of $1.1 million in the accompanying condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010 to reflect the estimated fair value of this guaranty.

We have guaranteed the lease performance of York Town Center, LP (“YTC”), an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22.0 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to $10.0 million. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $18.8 million as of March 31, 2011.  We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty.  We did not record an obligation for this guaranty because we determined that the fair value of the guaranty is not material.

At March 31, 2011, we guaranteed 100% of a construction loan of JG Gulf Coast Town Center, LLC, an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $11.6 million.  Proceeds from the construction loan were designated for the development of Phase III of Gulf Coast Town Center, an open-air center in Fort Myers, FL. The total amount outstanding at March 31, 2011 on the loan was $11.6 million. We did not record an obligation for this guaranty because we determined that the fair value of the guaranty is not material.  Subsequent to March 31, 2011, we retired the construction loan with borrowings from our $105.0 million secured credit facility.  The guaranty expired upon repayment of the debt.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. The following discussion describes our most critical accounting policies, which are those that are both important to the presentation of our financial condition and results of operations and that require significant judgment or use of complex estimates.

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

In February 2011, we incurred a loss on impairment of real estate assets of $2.7 million related to the disposition of Oak Hollow Mall in High Point, NC, to write down the book value of the property to the net sales price.  The loss on impairment is recorded in operating income of discontinued operations for the three moths ended March 31, 2011.  No impairments of the carrying values of long-lived assets were incurred during the three months ended March 31, 2010.

Allowance for Doubtful Accounts

We periodically perform a detailed review of amounts due from tenants to determine if accounts receivable balances are impaired based on factors affecting the collectibility of those balances.  Our estimate of the allowance for doubtful accounts requires significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.  We recorded a provision for doubtful accounts of $1.4 million and $1.3 million for the three months ended March 31, 2011 and 2010, respectively.

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

No impairments of investments in unconsolidated affiliates were incurred during the three months ended March 31, 2011 and 2010.

Recent Accounting Pronouncements

Accounting Guidance Adopted

Effective January 1, 2011, we adopted ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU 2011-01”).  ASU No. 2011-01 delays the effective date for disclosures relating to ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”) and became effective for interim and annual periods ending after June 15, 2011 through the issuance of ASU No. 2011-02 and should be applied retrospectively to the beginning of the annual period of adoption.  The adoption of ASU 2011-02 did not have an impact on our consolidated financial statements.

Effective January 1, 2011, we adopted ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”).  ASU No. 2011-02 provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring.  For public entities, these amendments are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  The adoption of ASU 2011-02 did not have an impact on our consolidated financial statements.

Impact of Inflation/Deflation

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

FFO of the Operating Partnership increased to $120.0 million during the three months ended March 31, 2011 compared to $93.6 million in the prior year period, representing an increase of 28.2%. This increase is primarily attributable to the gain on extinguishment of debt of $32.0 million reported in operating income of discontinued operations for the three months ended March 31, 2011.

The reconciliation of FFO to net income available to common shareholders is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income attributable to common shareholders	$36,725	$10,928
Noncontrolling interest in income of operating partnership	10,451	4,110
Depreciation and amortization expense of:	-	-
Consolidated properties	67,981	70,449
Unconsolidated affiliates	5,515	6,885
Discontinued operations	86	1,563
Non-real estate assets	(638)	(219)
Noncontrolling interests' share of depreciation and amortization	(149)	(145)
Gain on discontinued operations	(14)	-
Funds from operations of the operating partnership	$119,957	$93,571

Funds from operations per diluted share	$0.63	$0.49
Weighted average common and potential dilutive common shares outstanding with operating partnership units fully converted	190,259	189,955

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

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at March 31, 2011, a 0.5% increase or decrease in interest rates on variable rate debt would increase or decrease annual cash outflows by approximately $4.8 million and $2.4 million, respectively, and annual interest expense, after the effect of capitalized interest, by approximately $4.7 million and $2.7 million, respectively.

Based on our proportionate share of total consolidated and unconsolidated debt at March 31, 2011, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $84.7 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $87.0 million.

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

PART II - OTHER INFORMATION

ITEM 1:                    Legal Proceedings

      None

ITEM 1A.                  Risk Factors

The following information updates the information disclosed in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010, by providing information that is current as of March 31, 2011:

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

We believe that our properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. As of March 31, 2011, we have recorded in our financial statements a liability of $2.9 million related to potential future asbestos abatement activities at our properties which are not expected to have a material impact on our financial condition or results of operations. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former properties. Therefore, we have not recorded any liability related to hazardous or toxic substances. Nevertheless, it is possible that the environmental assessments available to us do not reveal all potential environmental liabilities. It is also possible that subsequent investigations will identify material contamination, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the properties has not been or will not be affected by tenants and occupants of the properties, by the condition of properties in the vicinity of the properties or by third parties unrelated to us, the Operating Partnership or the relevant property’s partnership.

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

•	additions or departures of key management personnel;

•	actions by institutional security holders;

•	proposed or adopted regulatory or legislative changes or developments;

•	speculation in the press or investment community;

•	the occurrence of any of the other risk factors included in, or incorporated by reference in, this report; and

•	general market and economic conditions.

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

At March 31, 2011, our total share of consolidated and unconsolidated debt outstanding was approximately $5,733.8 million, which represented approximately 59.6% of our total market capitalization at that time, and our total share of consolidated and unconsolidated debt maturing in 2011, 2012 and 2013, giving effect to all maturity extensions that are available at our election, was approximately $268.8 million, $957.4 million and $1,121.7 million, respectively.  Our significant leverage could have important consequences.  For example, it could:

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

As of March 31, 2011, our total share of consolidated and unconsolidated variable rate debt was $1,407.6 million.  Increases in interest rates will increase our cash interest payments on the variable rate debt we have outstanding from time to time.  If we do not have sufficient cash flow from operations, we might not be able to make all required payments of principal and interest on our debt, which could result in a default or have a material adverse effect on our financial condition and results of operations, and which might adversely affect our cash flow and our ability to make distributions to shareholders.  These significant debt payment obligations might also require us to use a significant portion of our cash flow from operations to make interest and principal payments on our debt rather than for other purposes such as working capital, capital expenditures or distributions on our common equity.

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

Our credit facilities require us to satisfy certain affirmative and negative covenants and to meet numerous financial tests.  The financial covenants under the credit facilities require, among other things, that our Debt to Gross Asset Value ratio, as defined in the agreements to our credit facilities, be less than 65%, that our Interest Coverage ratio, as defined, be greater than 1.75, and that our Debt Service Coverage ratio, as defined, be greater than 1.50.  Compliance with each of these ratios is dependent upon our financial performance.  The Debt to Gross Asset Value ratio is based, in part, on applying a capitalization rate to our earnings before income taxes, depreciation and amortization (“EBITDA”), as defined in the agreements to our credit facilities.  Based on this calculation method, decreases in EBITDA would result in an increased Debt to Gross Asset Value ratio, although overall debt levels remain constant.  As of March 31, 2011, the Debt to Gross Asset Value ratio was 52.7% and we were in compliance with all other covenants related to our credit facilities.

RISKS RELATED TO GEOGRAPHIC CONCENTRATIONS

Since our properties are located principally in the Southeastern and Midwestern United States, our financial position, results of operations and funds available for distribution to shareholders are subject generally to economic conditions in these regions.

Our properties are located principally in the southeastern and midwestern United States. Our properties located in the southeastern United States accounted for approximately 49.5% of our total revenues from all properties for the three months ended March 31, 2011 and currently include 42 malls, 20 associated centers, ten community centers and 18 office buildings. Our properties located in the midwestern United States accounted for approximately 32.9% of our total revenues from all properties for the three months ended March 31, 2011 and currently include 26 malls and four associated centers. Our results of operations and funds available for distribution to shareholders therefore will be subject generally to economic conditions in the southeastern and midwestern United States. While we already have properties located in six states across the southwestern, northeastern and western regions, we will continue to look for opportunities to geographically diversify our portfolio in order to minimize dependency on any particular region; however, the expansion of the portfolio through both acquisitions and developments is contingent on many factors including consumer demand, competition and economic conditions.

Our financial position, results of operations and funds available for distribution to shareholders could be adversely affected by any economic downturn affecting the operating results at our properties in the St. Louis, MO, Nashville, TN, Madison, WI, Kansas City (Overland Park), KS, and Chattanooga, TN metropolitan areas, which are our five largest markets.

Our properties located in the St. Louis, MO, Nashville, TN, Madison, WI, Kansas City (Overland Park), KS, and Chattanooga, TN metropolitan areas accounted for approximately 9.9%, 4.1%, 3.1%, 3.0% and 2.8%, respectively, of our total revenues for the three months ended March 31, 2011. No other market accounted for more than 2.5% of our total revenues for the three months ended March 31, 2011. Our financial position and results of operations will therefore be affected by the results experienced at properties located in these metropolitan areas.

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

Our international activities are currently limited in their scope.  We have an investment in a mall operating and real estate development company in China that is immaterial to our consolidated financial position.  However, should our investments in international joint ventures or other international developments grow, these additional risks could increase in significance and adversely affect our results of operations.

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

Because we conduct substantially all of our operations through our Operating Partnership, our ability to pay dividends on our common and preferred stock will depend almost entirely on payments and distributions we receive on our interests in our Operating Partnership. Additionally, the terms of some of the debt to which our Operating Partnership is a party may limit its ability to make some types of payments and other distributions to us. This in turn may limit our ability to make some types of payments, including payment of dividends to our stockholders, unless we meet certain financial tests. As a result, if our Operating Partnership fails to pay distributions to us, we generally will not be able to pay dividends to our stockholders for one or more dividend periods

RISKS RELATED TO FEDERAL INCOME TAX LAWS

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

•
Classified Board of Directors; Removal for Cause – Historically, our certificate of incorporation has provided for a board of directors divided into three classes, with one class elected each year to serve for a three-year term. As a result, at least two annual meetings of stockholders may have been required for the stockholders to change a majority of our board of directors. While our stockholders approved an amendment to our certificate of incorporation at our 2011 annual meeting to declassify the board of directors, this declassification will be phased in over three years in a manner that does not alter the term of any current director. Accordingly, this transition will not be completed, with all directors standing for election on an annual basis, until our 2014 annual meeting of stockholders. In addition, our stockholders can only remove directors for cause and only by a vote of 75% of the outstanding voting stock. Collectively, these provisions make it more difficult to change the composition of our board of directors and may have the effect of encouraging persons considering unsolicited tender offers or other unilateral takeover proposals to negotiate with our board of directors rather than pursue non-negotiated takeover attempts.

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

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1–31, 2011	—	$—	—	$—
February 1–28, 2011	6,329	17.17	—	—
March 1–31, 2011	—	—	—	—
Total	6,329	$17.17	—	$—

(1)	Represents shares surrendered to the Company by employees to satisfy federal and state income tax withholding requirements related to the vesting of shares of restricted stock.
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

Date: May 10, 2011

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