Form 10-Q
period 2011-06-30
CBL & ASSOCIATES PROPERTIES INC
filed 2011-08-09
CIK 910612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Large accerlerated filer ☒	Accerlerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of August 3, 2011, there were 148,363,530 shares of common stock, par value $0.01 per share, outstanding.

CBL & Associates Properties, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1:   Financial Statements

CBL & Associates Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)
ASSETS	June 30, 2011	December 31, 2010

Real estate assets:
Land	$926,198	$928,025
Buildings and improvements	7,543,765	7,543,326
	8,469,963	8,471,351
Accumulated depreciation	(1,838,515)	(1,721,194)
	6,631,448	6,750,157
Developments in progress	198,590	139,980
Net investment in real estate assets	6,830,038	6,890,137
Cash and cash equivalents	47,891	50,896
Receivables:
Tenant, net of allowance for doubtful accounts of $1,970 in 2011 and $3,167 in 2010	72,349	77,989
Other, net of allowance for doubtful accounts of $1,397 in 2011	12,579	11,996
Mortgage and other notes receivable	26,388	30,519
Investments in unconsolidated affiliates	180,443	179,410
Intangible lease assets and other assets	275,909	265,607
	$7,445,597	$7,506,554

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness	$5,194,097	$5,209,747
Accounts payable and accrued liabilities	293,164	314,651
Total liabilities	5,487,261	5,524,398
Commitments and contingencies (Notes 5 and 11)
Redeemable noncontrolling interests:
Redeemable noncontrolling partnership interests	35,306	34,379
Redeemable noncontrolling preferred joint venture interest	423,776	423,834
Total redeemable noncontrolling interests	459,082	458,213
Shareholders' equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized:
7.75% Series C Cumulative Redeemable Preferred Stock, 460,000 shares outstanding	5	5
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding	18	18
Common stock, $.01 par value, 350,000,000 shares authorized, 148,361,580 and 147,923,707 issued and outstanding in 2011 and 2010, respectively	1,484	1,479
Additional paid-in capital	1,658,149	1,657,507
Accumulated other comprehensive income	7,665	7,855
Accumulated deficit	(382,322)	(366,526)
Total shareholders' equity	1,284,999	1,300,338
Noncontrolling interests	214,255	223,605
Total equity	1,499,254	1,523,943
	$7,445,597	$7,506,554
The accompanying notes are an integral part of these balance sheets.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUES:
Minimum rents	$169,081	$166,704	$340,765	$332,436
Percentage rents	2,078	2,138	5,854	6,078
Other rents	4,583	4,546	9,591	9,085
Tenant reimbursements	77,179	75,430	154,164	154,006
Management, development and leasing fees	1,568	1,601	2,905	3,307
Other	8,597	7,234	17,957	14,471
Total revenues	263,086	257,653	531,236	519,383

OPERATING EXPENSES:
Property operating	36,054	36,472	76,250	74,192
Depreciation and amortization	72,111	68,772	140,092	139,221
Real estate taxes	25,401	24,502	49,681	49,120
Maintenance and repairs	14,067	13,191	30,099	28,633
General and administrative	11,241	10,321	23,041	21,395
Loss on impairment of real estate	4,457	-	4,457	-
Other	7,046	6,415	15,349	13,116
Total operating expenses	170,377	159,673	338,969	325,677
Income from operations	92,709	97,980	192,267	193,706
Interest and other income	612	948	1,157	1,999
Interest expense	(70,915)	(72,494)	(139,128)	(144,874)
Gain on extinguishment of debt	-	-	581	-
Gain (loss) on sales of real estate assets	(62)	1,149	747	2,015
Equity in earnings of unconsolidated affiliates	1,455	409	3,233	948
Income tax benefit	4,653	1,911	6,423	3,788
Income from continuing operations	28,452	29,903	65,280	57,582
Operating income (loss) of discontinued operations	977	(25,386)	28,043	(25,862)
Gain on discontinued operations	103	-	117	-
Net income	29,532	4,517	93,440	31,720
Net (income) loss attributable to noncontrolling interests in:
Operating partnership	(2,752)	2,723	(13,203)	(1,387)
Other consolidated subsidiaries	(6,404)	(6,124)	(12,542)	(12,261)
Net income attributable to the Company	20,376	1,116	67,695	18,072
Preferred dividends	(10,594)	(8,358)	(21,188)	(14,386)
Net income (loss) attributable to common shareholders	$9,782	$(7,242)	$46,507	$3,686

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)
(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.06	$0.08	$0.17	$0.16
Discontinued operations	0.01	(0.13)	0.14	(0.13)
Net income (loss) attributable to common shareholders	$0.07	$(0.05)	$0.31	$0.03
Weighted average common shares outstanding	148,356	138,068	148,214	138,018

Diluted earnings per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.06	$0.08	$0.17	$0.16
Discontinued operations	0.01	(0.13)	0.14	(0.13)
Net income (loss) attributable to common shareholders	$0.07	$(0.05)	$0.31	$0.03
Weighted average common and potential dilutive common shares outstanding	148,398	138,112	148,262	138,059

Amounts attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$8,941	$11,203	$24,574	$22,475
Discontinued operations	841	(18,445)	21,933	(18,789)
Net income (loss) attributable to common shareholders	$9,782	$(7,242)	$46,507	$3,686
			-	-
Dividends declared per common share	$0.21	$0.20	$0.42	$0.40

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Partnership Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2010	$22,689	$12	$1,379	$1,399,654	$491	$(283,640)	$1,117,896	$302,483	$1,420,379
Net income	1,874	-	-	-	-	18,072	18,072	1,550	19,622
Other comprehensive income (loss):
Net unrealized gain on available-for-sale securities	40	-	-	-	3,557	-	3,557	1,299	4,856
Net unrealized gain on hedging instruments	12	-	-	-	1,101	-	1,101	402	1,503
Realized loss on foreign currency translation adjustment	1	-	-	-	123	-	123	45	168
Net unrealized gain (loss) on foreign currency translation adjustment	(397)	-	-	-	(962)	-	(962)	1,203	241
Other comprehensive income (loss)	(344)						3,819	2,949	6,768

Dividends declared - common stock	-	-	-	-	-	(55,219)	(55,219)	-	(55,219)
Dividends declared - preferred stock	-	-	-	-	-	(14,386)	(14,386)	-	(14,386)
Issuance of preferred stock in equity offering	-	6	-	121,262	-	-	121,268	-	121,268
Issuance of common stock and restricted common stock	-	-	1	121	-	-	122	-	122
Cancellation of restricted common stock	-	-	-	(175)	-	-	(175)	-	(175)
Exercise of stock options	-	-	1	941	-	-	942	-	942
Accrual under deferred compensation arrangements	-	-	-	16	-	-	16	-	16
Amortization of deferred compensation	-	-	-	1,485	-	-	1,485	-	1,485
Income tax effect of share-based compensation	(10)	-	-	(1,468)	-	-	(1,468)	(337)	(1,805)
Distributions to noncontrolling interests	(4,536)	-	-	-	-	-	-	(29,489)	(29,489)
Adjustment for noncontrolling interests	837	-	-	(8,297)	-	-	(8,297)	7,460	(837)
Adjustment to record redeemable noncontrolling interests at redemption value	5,423	-	-	(5,423)	-	-	(5,423)	-	(5,423)
Balance, June 30, 2010	$25,933	$18	$1,381	$1,508,116	$4,310	$(335,173)	$1,178,652	$284,616	$1,463,268

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands)
(Continued)
		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Partnership Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2011	$34,379	$23	$1,479	$1,657,507	$7,855	$(366,526)	$1,300,338	$223,605	$1,523,943
Net income	2,634	-	-	-	-	67,695	67,695	12,875	80,570
Other comprehensive loss:
Unrealized gain on available-for-sale securities	15	-	-	-	1,407	-	1,407	385	1,792
Realized loss on sale of marketable securities	-	-	-	-	17	-	17	5	22
Unrealized loss on hedging instruments	(17)	-	-	-	(1,614)	-	(1,614)	(441)	(2,055)
Other comprehensive loss	(2)						(190)	(51)	(241)

Conversion of operating partnership special common units to shares of common stock	-	-	1	728	-	-	729	(729)	-
Dividends declared - common stock	-	-	-	-	-	(62,303)	(62,303)	-	(62,303)
Dividends declared - preferred stock	-	-	-	-	-	(21,188)	(21,188)	-	(21,188)
Issuance of common stock and restricted common stock	-	-	2	190	-	-	192	-	192
Cancellation of restricted common stock	-	-	-	(184)	-	-	(184)	-	(184)
Exercise of stock options	-	-	2	1,952	-	-	1,954	-	1,954
Accrual under deferred compensation arrangements	-	-	-	27	-	-	27	-	27
Amortization of deferred compensation	-	-	-	1,376	-	-	1,376	-	1,376
Distributions to noncontrolling interests	(4,511)	-	-	-	-	-	-	(22,086)	(22,086)
Adjustment for noncontrolling interests	1,620	-	-	(2,261)	-	-	(2,261)	641	(1,620)
Adjustment to record redeemable noncontrolling interests at redemption value	1,186	-	-	(1,186)	-	-	(1,186)	-	(1,186)
Balance, June 30, 2011	$35,306	$23	$1,484	$1,658,149	$7,665	$(382,322)	$1,284,999	$214,255	$1,499,254

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$93,440	$31,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140,178	144,478
Net amortization of deferred finance costs and debt premiums	6,088	3,440
Net amortization of intangible lease assets and liabilities	(527)	(1,735)
Gain on sales of real estate assets	(747)	(2,015)
Realized foreign currency loss	-	169
Gain on sale of discontinued operations	(117)	-
Write-off of development projects	51	359
Share-based compensation expense	1,502	1,561
Income tax effect of share-based compensation	-	(1,815)
Net realized loss on sale of available-for-sale securities	22	-
Write-down of note receivable	1,500	-
Loss on impairment of real estate	4,457	-
Loss on impairment of real estate from discontinued operations	2,239	25,435
Gain on extinguishment of debt	(581)	-
Gain on extinguishment of debt from discontinued operations	(31,434)	-
Equity in earnings of unconsolidated affiliates	(3,233)	(948)
Distributions of earnings from unconsolidated affiliates	3,922	2,730
Provision for doubtful accounts	1,542	1,745
Change in deferred tax accounts	(4,926)	349
Changes in:
Tenant and other receivables	3,438	(2,995)
Other assets	758	739
Accounts payable and accrued liabilities	(19,977)	(21,297)
Net cash provided by operating activities	197,595	181,920

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(79,282)	(45,417)
(Additions) reductions to restricted cash	(10,203)	688
Proceeds from sales of real estate assets	10,854	2,607
Payments received on mortgage notes receivable	2,708	1,278
Additional investments in and advances to unconsolidated affiliates	(19,626)	(24,750)
Distributions in excess of equity in earnings of unconsolidated affiliates	9,283	24,861
Changes in other assets	(7,664)	(2,366)
Net cash used in investing activities	(93,930)	(43,099)

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
(Continued)

	Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$1,074,808	$371,323
Principal payments on mortgage and other indebtedness	(1,057,087)	(528,867)
Additions to deferred financing costs	(5,980)	(2,343)
Proceeds from issuances of common stock	93	62
Proceeds from issuances of preferred stock	-	121,268
Proceeds from exercises of stock options	1,954	942
Income tax effect of share-based compensation	-	1,815
Contributions from noncontrolling interests	40	-
Distributions to noncontrolling interests	(38,579)	(41,550)
Dividends paid to holders of preferred stock	(21,188)	(14,386)
Dividends paid to common shareholders	(60,731)	(34,498)
Net cash used in financing activities	(106,670)	(126,234)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,005)	12,587
CASH AND CASH EQUIVALENTS, beginning of period	50,896	48,062
CASH AND CASH EQUIVALENTS, end of period	$47,891	$60,649

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$134,081	$142,088

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

CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the “Operating Partnership”). As of June 30, 2011, the Operating Partnership owned controlling interests in 75 regional malls/open-air centers, 30 associated centers (each located adjacent to a regional mall), eight community centers and 14 office buildings, including CBL’s corporate office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a variable interest entity.  At June 30, 2011, the Operating Partnership owned non-controlling interests in seven regional malls, four associated centers, four community centers and six office buildings. Because one or more of the other partners have substantive participating rights, the Operating Partnership does not control these partnerships and joint ventures and, accordingly, accounts for these investments using the equity method. The Operating Partnership had controlling interests in one open-air center expansion, one community center expansion, and one outlet center, owned in a joint venture, under construction at June 30, 2011.  The Operating Partnership also holds options to acquire certain development properties owned by third parties.

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At June 30, 2011, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 76.9% limited partner interest for a combined interest held by CBL of 77.9%.

The noncontrolling interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively “CBL’s Predecessor”) and by affiliates of The Richard E. Jacobs Group, Inc. (“Jacobs”). CBL’s Predecessor contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993. Jacobs contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for limited partner interests when the Operating Partnership acquired the majority of Jacobs’ interests in 23 properties in January 2001 and the balance of such interests in February 2002. At June 30, 2011, CBL’s Predecessor owned a 9.8% limited partner interest, Jacobs owned a 6.9% limited partner interest and third parties owned a 5.4% limited partner interest in the Operating Partnership.  CBL’s Predecessor also owned 7.4 million shares of CBL’s common stock at June 30, 2011, for a total combined effective interest of 13.7% in the Operating Partnership.

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

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Material intercompany transactions have been eliminated. The results for the interim period ended June 30, 2011 are not necessarily indicative of the results to be obtained for the full fiscal year.

The Company has evaluated subsequent events through the date of issuance of these financial statements.

These condensed consolidated financial statements should be read in conjunction with CBL’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2010, as amended.

Note 2 – Recent Accounting Pronouncements

Accounting Guidance Adopted

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”).  ASU No. 2010-20 requires entities to provide extensive new disclosures in their financial statements about their financing receivables, including credit risk exposures and the allowance for credit losses.  The new disclosures include information regarding credit quality, impaired or modified receivables, non-accrual or past due receivables and activity related to modified receivables and the allowance for credit losses.  In January 2011, the FASB issued ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU No. 2011-01”).  ASU No. 2011-01 delayed immediately the effective date for disclosures prescribed by ASU No. 2010-20 that relate to troubled debt restructurings.  The adoption of the non-deferred disclosures prescribed by ASU No. 2010-20 did not have an impact on the Company’s condensed consolidated financial statements.

Accounting Pronouncements Not Yet Effective

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU No. 2011-02”).  ASU No. 2011-02 provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring.  For public entities, these amendments are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.   The adoption of these amendments will not have a material impact on the Company’s condensed consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”).  The objective of this accounting update is to align the principles for fair value measurements and the related disclosure requirements under GAAP and International Financial Reporting Standards (“IFRSs”), thus improving the comparability of fair value measurements presented and disclosed in financial statements.  This amendment is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively.  The adoption of ASU No. 2011-04 will not have a material impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU No. 2011-05”).  The objective of this accounting update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This new accounting guidance is effective for interim and annual periods beginning after December 15, 2011 and is required to be applied retrospectively.  The Company currently presents components of its other comprehensive income as part of the statement of changes in stockholders’ equity and, as such, is evaluating the preferred method between the two options available.  While the adoption of ASU No. 2011-05 will change the presentation format of the Company’s condensed consolidated financial statements, it will not have an impact on the amounts reported in those statements.

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

The following tables set forth information regarding the Company’s financial instruments that are measured at fair value in the condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010:

		Fair Value Measurements at Reporting Date Using
	Fair Value at June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$23,853	$23,853	$-	$-
Privately held debt and equity securities	2,475	-	-	2,475
Interest rate cap	3	-	3	-

Liabilities:
Interest rate swaps	$2,099	$-	$2,099	$-

		Fair Value Measurements at Reporting Date Using
	Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$22,052	$22,052	$-	$-
Privately held debt and equity securities	2,475	-	-	2,475
Interest rate cap	3	-	3	-

Intangible lease assets and other assets in the consolidated balance sheets include marketable securities consisting of corporate equity securities, mortgage/asset-backed securities, mutual funds and bonds that are classified as available for sale.  Net unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of accumulated other comprehensive income in redeemable noncontrolling interests, shareholders’ equity and noncontrolling interests.  If a decline in the value of an investment is deemed to be other than temporary, the investment is written down to fair value and an impairment loss is recognized in the current period to the extent of the decline in value.  During the three and six month periods ended June 30, 2011 and 2010, the Company did not record any write-downs related to other-than-temporary impairments.  During the six months ended June 30, 2011, the Company recognized realized losses $22 related to sales of marketable securities.  The fair value of the Company’s available-for-sale securities is based on quoted market prices and, thus, is classified under Level 1.  The following is a summary of the equity securities held by the Company as of June 30, 2011 and December 31, 2010:

		Gross Unrealized
	Adjusted Cost	Gains	Losses	Fair Value
June 30, 2011:
Common stocks	$4,207	$9,987	$(2)	$14,192
Mutual funds	5,359	149	-	5,508
Mortgage/asset-backed securities	1,884	11	-	1,895
Government and government sponsored entities	1,489	10	-	1,499
Corporate bonds	703	22	-	725
International bonds	34	-	-	34
	$13,676	$10,179	$(2)	$23,853

		Gross Unrealized
	Adjusted Cost	Gains	Losses	Fair Value
December 31, 2010:
Common stocks	$4,207	$8,347	$(4)	$12,550
Mutual funds	5,318	37	(39)	5,316
Mortgage/asset-backed securities	1,571	-	(6)	1,565
Government and government sponsored entities	1,864	8	(11)	1,861
Corporate bonds	710	18	-	728
International bonds	32	-	-	32
	$13,702	$8,410	$(60)	$22,052

The Company holds a secured convertible promissory note from Jinsheng Group (“Jinsheng”), in which the Company also holds a cost-method investment.  The secured convertible note is non-interest bearing and is secured by shares of Jinsheng.  Since the secured convertible note is non-interest bearing and there is no active market for Jinsheng’s debt, the Company performed an analysis on the note considering credit risk and discounting factors to determine the fair value.  Due to the significant estimates and assumptions used in the valuation of the note, the Company has classified it under Level 3.  The Company performed quantitative and qualitative analyses of its investment as of June 30, 2011 and determined that the current balance of the secured convertible note of $2,475 is not impaired.  See Note 5 for further discussion.

The Company uses interest rate hedges to mitigate the effect of interest rate movements on its variable-rate debt.  The Company had four interest rate swaps and two interest rate caps as of June 30, 2011 and one interest rate cap as of December 31, 2010 that qualify as hedging instruments and are designated as cash flow hedges.  The interest rate caps are included in intangible lease assets and other assets and the interest rate swaps are reflected in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.  The swaps and caps have predominantly met the effectiveness test criteria since inception and changes in their fair values are, thus, primarily reported in other comprehensive income and are reclassified into earnings in the same period or periods during which the hedged items affect earnings.  The fair values of the Company’s interest rate hedges, classified under Level 2, are determined using a proprietary model which is based on prevailing market data for contracts with matching durations, current and anticipated London Interbank Offered Rate (“LIBOR”) information, consideration of the Company’s credit standing, credit risk of the counterparties and reasonable estimates about relevant future market conditions.  See Note 6 for further information regarding the Company’s interest rate hedging activity.

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments.  Based on the interest rates for similar financial instruments, the carrying value of mortgage notes receivable is a reasonable estimate of fair value.  The estimated fair value of mortgage and other indebtedness was $5,619,338 and $5,709,860 at June 30, 2011 and December 31, 2010, respectively.  The estimated fair value was calculated by discounting future cash flows for the notes payable using estimated market rates at which similar loans would be made currently.

The following table sets forth information regarding the Company’s assets that are measured at fair value on a nonrecurring basis:

		Fair Value Measurements at Reporting Date Using
	Fair Value at June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Asset:
Long-lived asset	$14,873	$-	$-	$14,873	$4,457

The Company recorded a non-cash loss on impairment of real estate of $4,457 during the second quarter of 2011 related to the second phase of Settlers Ridge in Robinson Township, PA, which is currently under construction.  The development property is expected to be sold upon completion and stabilization and the loss was recorded to write down the book value of the property to its estimated fair value.  The fair value was estimated using the expected sales price and the projected book value of the completed property.

Note 4 – Discontinued Operations

In February 2011, the Company completed the sale of Oak Hollow Mall in High Point, NC, for a gross sales price of $9,000.  Net proceeds from the sale were used to retire the outstanding principal balance and accrued interest of $40,281 on the non-recourse loan secured by the property in accordance with the lender’s agreement to modify the outstanding principal balance and accrued interest to equal the net sales price for the property.  The Company recorded a gain on the extinguishment of debt of $31,434 in the first quarter of 2011.  The Company also recorded a loss on impairment of real estate in the first quarter of 2011 of $2,746 to write down the book value of the property to the net sales price.  The results of operations of this property, the gain on extinguishment of debt and the loss on impairment of real estate are reflected in discontinued operations for the six months ended June 30, 2011.  As of June 30, 2010, the Company recorded a loss on impairment of real estate of $25,435 related to the property to write down its depreciated book value to its then estimated fair value.  The property’s results of operations and this impairment loss are reflected in discontinued operations for the three and six months ended June 30, 2010.

In October 2010, the Company completed the sale of Pemberton Square, located in Vicksburg, MS, for a sales price of $1,863 less commissions and customary closing costs for a net sales price of $1,782.  The Company recorded a gain of $379 attributable to the sale in the fourth quarter of 2010.  Proceeds from the sale were used to reduce the outstanding borrowings on the Company’s $525,000 secured credit facility.  The results of operations of this property are included in discontinued operations for the three and six month periods ended June 30, 2010.

In December 2010, the Company completed the sale of Milford Marketplace, located in Milford, CT, and the conveyance of its ownership interest in phase I of Settlers Ridge, located in Robinson Township, PA, for a sales price of $111,835 less commissions and customary closing costs for a net sales price of $110,709.  The Company recorded a loss on impairment of assets of $12,363 in the fourth quarter of 2010 to reflect the fair value of the properties at the time of the sale.  Net proceeds from the sale, after repayment of a construction loan, were used to reduce the outstanding borrowings on the Company’s $525,000 secured credit facility.  The results of operations of these properties are included in discontinued operations for the three and six month periods ended June 30, 2010.

In December 2010, the Company completed the sale of Lakeview Pointe, located in Stillwater, OK, for a sales price of $21,000 less commissions and customary closing costs for a net sales price of $20,631.  The Company recorded a loss on impairment of real estate assets of $1,302 in the fourth quarter of 2010 to reflect the fair value of the property at the time of sale.  Net proceeds from the sale, after repayment of a construction loan, were used to reduce the outstanding borrowings on the Company’s $525,000 secured credit facility.  The results of operations of this property are included in discontinued operations for the three and six month periods ended June 30, 2010.

Total revenues of the centers described above that are included in discontinued operations were $242 and $4,493 for the three months ended June 30, 2011 and 2010, respectively, and $(513) and $8,939 for the six months ended June 30, 2011 and 2010, respectively.  Discontinued operations for the three and six month periods ended June 30, 2011 and 2010 also include true-ups of estimated expense to actual amounts for properties sold during previous years.

Note 5 – Unconsolidated Affiliates, Noncontrolling Interests and Cost Method Investments

Unconsolidated Affiliates

At June 30, 2011, the Company had investments in the following 16 entities, which are accounted for using the equity method of accounting:

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

Although the Company has majority ownership of certain of these joint ventures, it has evaluated these investments and concluded that the other partners or owners in these joint ventures have substantive participating rights, such as approvals of:

•	the pro forma for the development and construction of the project and any material deviations or modifications thereto;

•	the site plan and any material deviations or modifications thereto;

•	the conceptual design of the project and the initial plans and specifications for the project and any material deviations or modifications thereto;

•	any acquisition/construction loans or any permanent financings/refinancings;

•	the annual operating budgets and any material deviations or modifications thereto;

•	the initial leasing plan and leasing parameters and any material deviations or modifications thereto; and

•	any material acquisitions or dispositions with respect to the project.

As a result of the joint control over these joint ventures, the Company accounts for these investments using the equity method of accounting.

Condensed combined financial statement information of these unconsolidated affiliates is as follows:

	Total for the Three Months Ended June 30,		Company's Share for the Three Months Ended June 30,
	2011	2010	2011	2010

Revenues	$36,851	$38,331	$20,430	$21,686
Depreciation and amortization expense	(12,662)	(14,286)	(7,097)	(8,403)
Interest expense	(13,080)	(13,858)	(7,201)	(8,449)
Other operating expenses	(10,539)	(11,295)	(5,923)	(4,647)
Gain on sales of real estate assets	1,665	1,412	1,246	170
Operating income of discontinued operations	-	103	-	52
Net income	$2,235	$407	$1,455	$409

	Total for the Six Months Ended June 30,		Company's Share for the Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$76,947	$77,373	$42,984	$42,311
Depreciation and amortization expense	(25,100)	(27,244)	(14,112)	(15,205)
Interest expense	(26,237)	(27,701)	(14,460)	(15,612)
Other operating expenses	(22,805)	(23,627)	(12,425)	(10,753)
Gain on sales of real estate assets	1,665	1,290	1,246	121
Operating income of discontinued operations	-	170	-	86
Net income	$4,470	$261	$3,233	$948

Noncontrolling Interests

Noncontrolling interests include the aggregate noncontrolling partnership interest in the Operating Partnership that is not owned by the Company and for which each of the noncontrolling limited partners has the right to exchange all or a portion of its partnership interests for shares of the Company’s common stock, or at the Company’s election, their cash equivalent.  Noncontrolling interests also includes the aggregate noncontrolling ownership interest in the Company’s other consolidated subsidiaries that is held by third parties and for which the related partnership agreements either do not include redemption provisions or are subject to redemption provisions that do not require classification outside of permanent equity.  As of June 30, 2011, the total noncontrolling interests of $214,255 consisted of third-party interests in the Operating Partnership and in other consolidated subsidiaries of $209,127 and $5,128 respectively.  The total noncontrolling interests at December 31, 2010 of $223,605 consisted of third-party interests in the Operating Partnership and in other consolidated subsidiaries of $217,519 and $6,086, respectively.

Redeemable noncontrolling interests include a noncontrolling partnership interest in the Operating Partnership that is not owned by the Company and for which the partnership agreement includes redemption provisions that may require the Company to redeem the partnership interest for real property.  Redeemable noncontrolling interests also includes the aggregate noncontrolling ownership interest in other consolidated subsidiaries that is held by third parties and for which the related partnership agreements contain redemption provisions at the holder’s election that allow for redemption through cash and/or properties.  The total redeemable noncontrolling partnership interests of $35,306 as of June 30, 2011 consisted of third-party interests in the Operating Partnership and in the Company’s consolidated subsidiary that provides security and maintenance services to third parties of $29,051 and $6,255, respectively.  At December 31, 2010, the total redeemable noncontrolling partnership interests of $34,379 consisted of third-party interests in the Operating Partnership and in the Company’s consolidated security and maintenance services subsidiary of $28,070 and $6,309, respectively.

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

	Six Months Ended June 30,
	2011	2010
Beginning Balance	$423,834	$421,570
Net income attributable to redeemable noncontrolling preferred joint venture interest	10,228	10,217
Distributions to redeemable noncontrolling preferred joint venture interest	(10,286)	(10,225)
Ending Balance	$423,776	$421,562

Cost Method Investments

The Company owns a 6.2% noncontrolling interest in subsidiaries of Jinsheng, an established mall operating and real estate development company located in Nanjing, China. As of June 30, 2011, Jinsheng owns controlling interests in four home decoration shopping centers, two general retail shopping centers and four development sites.

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

The Company accounts for its noncontrolling interest in Jinsheng using the cost method because the Company does not exercise significant influence over Jinsheng and there is no readily determinable market value of Jinsheng’s shares since they are not publicly traded.  The noncontrolling interest and the secured note are reflected as investment in unconsolidated affiliates in the accompanying condensed consolidated balance sheets.  The Company performed quantitative and qualitative analyses of its noncontrolling investment as of June 30, 2011 and determined that the carrying value of its investment of $4,819 is not impaired.

Note 6 – Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following:
	June 30, 2011		December 31, 2010
	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$4,036,062	5.65%	$3,664,293	5.85%
Recourse term loans on operating properties	42,982	5.50%	30,449	6.00%
Total fixed-rate debt	4,079,044	5.65%	3,694,742	5.85%
Variable-rate debt:
Non-recourse term loans on operating properties	113,875	3.61%	114,625	3.61%
Recourse term loans on operating properties	339,494	2.51%	350,106	2.28%
Construction loans	41,774	3.21%	14,536	3.32%
Secured lines of credit	182,696	3.34%	598,244	3.38%
Unsecured term loans	437,214	1.55%	437,494	1.66%
Total variable-rate debt	1,115,053	2.41%	1,515,005	2.65%
Total	$5,194,097	4.95%	$5,209,747	4.92%

(1)	Weighted-average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.
(2)	The Company has four interest rate swaps on notional amounts totaling $119,556 as of June 30, 2011 related to its variable-rate loans on operating properties to effectively fix the interest rate on the respective loans. Therefore, these amounts are reflected in fixed-rate debt in 2011.

Secured Lines of Credit

The Company has three secured lines of credit that are used for mortgage retirement, working capital, construction and acquisition purposes, as well as issuances of letters of credit. Each of these lines is secured by mortgages on certain of the Company’s operating properties. During the second quarter of 2011, the Company’s facilities with total capacity of $520,000 and $105,000 were modified to remove a 1.50% floor on LIBOR.  Pursuant to the terms of the modifications, borrowings under these two secured lines of credit bear interest at LIBOR plus an applicable spread, ranging from 2.00% to 3.00%, based on the Company’s leverage ratio.  Without giving effect to actual LIBOR, the removal of the 1.50% floors and the reduction in the spreads resulted in a decrease in the interest rates on the $520,000 and $105,000 facilities of approximately 2.75% and 2.50%, respectively.  The Company also executed an extension on the maturity date of the $105,000 facility from June 2012 to June 2013.  As of June 30, 2011, borrowings under the Company’s facility with capacity of $525,000 bore interest at LIBOR, subject to a floor of 1.50%, plus an applicable margin, ranging from 3.25% to 4.25%, based on the Company’s leverage ratio.  The three secured lines of credit had a weighted average interest rate of 3.35% at June 30, 2011. The Company also pays fees based on the amount of unused availability under its secured lines of credit at rates ranging from 0.15% to 0.35% of unused availability. The following summarizes certain information about the secured lines of credit as of June 30, 2011:

Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date
$525,000	$31,500	(1)	February 2012	February 2013
520,000	150,196		August 2011	April 2014
105,000	1,000		June 2013	N/A
$1,150,000	$182,696

(1)
There was an additional $7,291 outstanding on this secured line of credit as of June 30, 2011 for letters of credit.  Up to $50,000 of the capacity on this line can be used for letters of credit.  Subsequent to June 30, 2011, the facility's maturity date was extended to February 2014 with an additional one-year extension option, for an outside maturity date of February 2015.

Subsequent to June 30, 2011, the Company closed on the extension and modification of its secured credit facility with total capacity of $525,000.  The facility’s maturity date was extended to February 2014 with an additional one-year extension option at the Company’s election, for an outside maturity date of February 2015.  Borrowings under this facility are no longer subject to a LIBOR floor of 1.50% and bear interest at LIBOR plus an applicable spread, ranging from 2.00% to 3.00%, based on the Company’s leverage ratio.  Without giving effect to actual LIBOR, the removal of the 1.50% floor and the reduction in the spread resulted in a decrease in the interest rate on the facility of approximately 2.75%.

Unsecured Term Facilities

The Company has an unsecured term loan that bears interest at LIBOR plus a margin ranging from 0.95% to 1.40%, based on the Company’s leverage ratio.  At June 30, 2011, the outstanding borrowings of $209,214 under this loan had a weighted average interest rate of 1.29%.  The loan was obtained for the exclusive purpose of acquiring certain properties from the Starmount Company or its affiliates.  The Company completed its acquisition of the properties in February 2008 and, as a result, no further draws can be made against the loan.  The loan matures in November 2011 and has a one-year extension option, which is at the Company’s election, for an outside maturity date of November 2012.  Net proceeds from a sale, or the Company’s share of excess proceeds from any refinancings, of any of the properties originally purchased with borrowings from this unsecured term loan must be used to pay down any remaining outstanding balance.

The Company has an unsecured term loan with total capacity of $228,000 that bears interest at LIBOR plus a margin ranging from 1.50% to 1.80%, based on the Company’s leverage ratio.  At June 30, 2011, the outstanding borrowings of $228,000 under the unsecured term loan had a weighted average interest rate of 1.79%.  The loan matures in April 2012 and has a one-year extension option remaining, which is at the Company’s election, for an outside maturity date of April 2013.

Letters of Credit

At June 30, 2011, the Company had additional secured and unsecured lines of credit with a total commitment of $16,021 that can only be used for issuing letters of credit. The letters of credit outstanding under these lines of credit totaled $12,045 at June 30, 2011.

Covenants and Restrictions

The agreements to the $525,000 and $520,000 secured lines of credit contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, and limitations on cash flow distributions.  The Company was in compliance with all covenants and restrictions at June 30, 2011.

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

Mortgages on Operating Properties

During the second quarter of 2011, the Company closed on two separate ten-year, non-recourse mortgage loans totaling $277,000, including a $185,000 loan secured by Fayette Mall in Lexington, KY and a $92,000 loan secured by Mid Rivers Mall in St. Charles, MO.  The loans bear interest at fixed rates of 5.42% and 5.88%, respectively.  Proceeds were used to repay existing loans with principal balances of $84,733 and $74,748, respectively, and to pay down the Company’s $525,000 secured credit facility.  In addition, the Company retired a loan with a principal balance of $36,317 that was secured by Panama City Mall in Panama City, FL with borrowings from its $525,000 facility.

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

Also during the first quarter of 2011, the Company closed on four separate loans totaling $120,165.  These loans have five-year terms and include a $36,365 loan secured by Stroud Mall in Stroud, PA; a $58,100 loan secured by York Galleria in York, PA; a $12,100 loan secured by Gunbarrel Pointe in Chattanooga, TN; and a $13,600 loan secured by CoolSprings Crossing in Nashville, TN.  These four loans have partial-recourse features totaling $15,475, which will be reduced by $5,650 upon the opening of a certain tenant in late 2011 and will further decrease as the aggregate principal amount outstanding on the loans is amortized.  The loans bear interest at LIBOR plus a margin of 2.40% and are not cross-collateralized.  The Company has interest rate swaps in place for the full term of each five-year loan to effectively fix the interest rates.  As a result, these loans bear interest at a weighted average fixed rate of 4.57%.  See Interest Rate Hedge Instruments below for additional information.

Proceeds from the nine loans that closed during the first quarter of 2011 were used predominantly to pay down the outstanding balance of the Company’s $520,000 secured credit facility.  Eight of the new loans were secured with properties previously used as collateral to secure the $520,000 credit facility.

Subsequent to June 30, 2011, the Company closed on a ten-year, non-recourse mortgage loan of $50,800 secured by Alamance Crossing in Burlington, NC that bears interest at a fixed rate of 5.83%.  Proceeds were used to repay an existing loan with a principal balance at June 30, 2011 of $51,847.  In addition, the Company retired a loan secured by Asheville Mall in Asheville, NC with a principal balance at June 30, 2011 of $61,461 with borrowings from its $525,000 secured credit facility.  The Company intends to refinance this loan at a lower interest rate compared to the loan that was retired.

Scheduled Principal Payments

As of June 30, 2011, the scheduled principal payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, including construction loans and lines of credit, are as follows:

2011	$705,701
2012	870,929
2013	470,489
2014	148,920
2015	791,387
Thereafter	2,205,705
5,193,131
Net unamortized premiums	966
$5,194,097

The scheduled principal payments in 2011 of $705,701 include the maturing principal balances of five operating property loans totaling $346,292, the outstanding balance of $150,196 on the Company’s $520,000 secured line of credit and an unsecured term facility with an outstanding balance of $209,214.  Maturing debt with principal balances of $580,794 outstanding as of June 30, 2011 have extension options available at the Company’s option, leaving approximately $124,907 of loan maturities in 2011 that must be retired or refinanced.  Subsequent to June 30, 2011, the Company refinanced an operating property loan with a principal balance as of June 30, 2011 of $51,847 and retired an operating property loan with a principal balance as of June 30, 2011 of $61,461 with borrowings from its $525,000 secured credit facility.  The remaining loan maturity in 2011 of $11,599 represents an operating property loan that the Company intends to extend with the existing lender under new terms.  The Company currently has a term sheet executed on this loan.

The Company’s mortgage and other indebtedness had a weighted average maturity of 4.1 years as of June 30, 2011 and 3.5 years as of December 31, 2010.

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

During the first quarter of 2011, the Company entered into four pay fixed/receive variable interest rate swaps with an initial aggregate notional amount of $120,165, amortizing to $100,009, to hedge the interest rate risk exposure on the borrowings on four of its operating properties equal to the aggregate swap notional amount.  These interest rate swaps hedge the risk of changes in cash flows on the Company’s designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt.  The interest rate swaps effectively fix the interest payments on the portion of debt principal corresponding to the swap notional amount at a weighted average rate of 4.57%.

Also during the first quarter of 2011, the Company entered into an interest rate cap agreement with an initial notional amount of $64,265, amortizing to $63,555, to hedge the risk of changes in cash flows on the letter of credit supporting certain bonds related to one of its operating properties equal to the then-outstanding cap notional. The interest rate cap protects the Company from increases in the hedged cash flows attributable to overall changes in the USD-SIFMA Municipal Swap Index above the strike rate of the cap on the debt.  The strike rate associated with the interest rate cap is 1.00%.

As of June 30, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount Outstanding
Interest Rate Caps	2	$133,680
Interest Rate Swaps	4	$119,556

Instrument Type	Location in Consolidated Balance Sheet	Outstanding Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 6/30/11	Fair Value at 12/31/10	Maturity Date
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$57,805 (amortizing to $48,337)	1-month LIBOR	2.149%	$(968)	$-	Apr-2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$36,181 (amortizing to $30,276)	1-month LIBOR	2.187%	(663)	-	Apr-2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$13,531 (amortizing to $11,313)	1-month LIBOR	2.142%	(223)	-	Apr-2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$12,039 (amortizing to $10,083)	1-month LIBOR	2.236%	(245)	-	Apr-2016
Cap	Intangible lease assets and other assets	$63,555	USD - SIFMA municipal swap index	1.000%	3	-	Mar-2012
Cap	Intangible lease assets and other assets	$70,125 (amortizing to $69,375)	3-month LIBOR	3.000%	-	3	Jan-2012

	Gain (Loss) Recognized in OCI/L (Effective Portion)		Location of Losses Reclassified from AOCI/L	Loss Recognized in Earnings (Effective Portion)		Location of Gain Recognized	Gain Recognized in Earnings (Ineffective Portion)
Hedging	Three Months Ended June 30,		into Earnings(Effective	Three Months Ended June 30,		in Earnings (Ineffective	Three Months Ended June 30,
Instrument	2011	2010	Portion)	2011	2010	Portion)	2011	2010
Interest rate contracts	$(2,634)	$906	Interest Expense	$(636)	$(941)	Interest Expense	$-	$8

	Gain (Loss) Recognized in OCI/L (Effective Portion)		Location of Losses Reclassified from AOCI/L	Loss Recognized in Earnings (Effective Portion)		Location of Gain Recognized	Gain Recognized in Earnings (Ineffective Portion)
Hedging	Six Months Ended June 30,		into Earnings(Effective	Six Months Ended June 30,		in Earnings (Ineffective	Six Months Ended June 30,
Instrument	2011	2010	Portion)	2011	2010	Portion)	2011	2010
Interest rate contracts	$(2,072)	$1,515	Interest Expense	$(658)	$(1,884)	Interest Expense	$-	$16

As of June 30, 2011, the Company expects to reclassify approximately $2,382 of losses currently reported in accumulated other comprehensive income to interest expense within the next twelve months due to amortization of its outstanding interest rate contracts.  Fluctuations in fair values of these derivatives between June 30, 2011 and the respective dates of termination will vary the projected reclassification amount.

Note 7 – Comprehensive Income

Comprehensive income includes all changes in redeemable noncontrolling interests and total equity during the period, except those resulting from investments by shareholders and partners, distributions to shareholders and partners and redemption valuation adjustments. Other comprehensive income (“OCI”) includes changes in unrealized gains (losses) on available-for-sale securities, interest rate hedge agreements and foreign currency translation adjustments.  The computation of comprehensive income for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$29,532	$4,517	$93,440	$31,720
Other comprehensive income (loss):
Net unrealized gain (loss) on hedging agreements	(2,634)	906	(2,072)	1,515
Net unrealized gain on available-for-sale securities	474	1,357	1,807	4,896
Realized loss on sale of marketable securities	-	-	22	-
Realized loss on foreign currency translation adjustment	-	-	-	169
Net unrealized loss on foreign currency translation adjustment	-	-	-	(156)
Total other comprehensive income (loss)	(2,160)	2,263	(243)	6,424
Comprehensive income	$27,372	$6,780	$93,197	$38,144

The components of accumulated other comprehensive income (loss) as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011
	As reported in:
	Redeemable Noncontrolling Interests	Shareholders' Equity	Noncontrolling Interests	Total
Net unrealized gain (loss) on hedging agreements	$405	$61	$(2,756)	$(2,290)
Net unrealized gain on available-for-sale securities	346	7,604	2,227	10,177
Accumulated other comprehensive income (loss)	$751	$7,665	$(529)	$7,887

	December 31, 2010
	As reported in:
	Redeemable Noncontrolling Interests	Shareholders' Equity	Noncontrolling Interests	Total
Net unrealized gain (loss) on hedging agreements	$422	$1,675	$(2,315)	$(218)
Net unrealized gain on available-for-sale securities	331	6,180	1,837	8,348
Accumulated other comprehensive income (loss)	$753	$7,855	$(478)	$8,130

Note 8 – Mortgage and Other Notes Receivable

Each of the Company’s mortgage notes receivable is collateralized by either a first mortgage, a wrap-around mortgage on the underlying real estate and related improvements or by an assignment of 100% of the partnership interests that own the real estate assets.  Other notes receivable include amounts due from tenants or government sponsored districts and unsecured notes received from third parties as whole or partial consideration for property or investments.  Interest rates on mortgage and other notes receivable ranged from 3.7% to 12.0%, with a weighted average interest rate of 6.92% and 6.87% at June 30, 2011 and December 31, 2010, respectively. Maturities of these notes receivable range from July 2011 to January 2047.

The Company reviews its mortgage and other notes receivable to determine if the balances are realizable based on factors affecting the collectibility of those balances.  Factors may include credit quality, timeliness of required periodic payments, past due status and management discussions with obligors. During the first quarter of 2011, the Company was notified that a receivable due in March 2011 of $3,735 would not be repaid.  The receivable is secured by land and, as such, the Company recorded an allowance for credit losses of $1,500 in other expense and wrote down the amount of the note receivable to the estimated fair value of the land.  The Company did not accrue any interest on the receivable for the three months ended March 31, 2011 and has written off any interest that was accrued and outstanding on the loan.  The Company is in process of obtaining the land securing the other mortgage note receivable.  A rollforward of the allowance for credit losses for the six months ended June 30, 2011 is as follows:

Beginning Balance, January 1, 2011	$-
Additions in allowance charged to expense	1,500
Reduction for charges against allowance	(1,500)
Ending Balance, June 30, 2011	$-

 As of June 30, 2011, the Company believes that its mortgage and other notes receivable balance of $26,388 is fully collectible.

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

Three Months Ended June 30, 2011	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$234,536	$10,570	$4,909	$13,071	$263,086
Property operating expenses (1)	(76,900)	(2,772)	(776)	4,926	(75,522)
Interest expense	(61,794)	(2,346)	(2,250)	(4,525)	(70,915)
Other expense	-	-	-	(7,046)	(7,046)
Loss on sales of real estate assets	(9)	(37)	(16)	-	(62)
Segment profit	$95,833	$5,415	$1,867	$6,426	109,541
Depreciation and amortization expense					(72,111)
General and administrative expense					(11,241)
Interest and other income					612
Loss on impairment of real estate					(4,457)
Equity in earnings of unconsolidated affiliates					1,455
Income tax benefit					4,653
Income from continuing operations					$28,452
Capital expenditures (3)	$37,170	$3,215	$1,271	$24,065	$65,721

Three Months Ended June 30, 2010	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$231,091	$10,483	$4,426	$11,653	$257,653
Property operating expenses (1)	(79,065)	(2,716)	2,634	4,982	(74,165)
Interest expense	(57,680)	(1,934)	(1,628)	(11,252)	(72,494)
Other expense	-	-	-	(6,415)	(6,415)
Gain (loss) on sales of real estate assets	1,150	-	(2)	1	1,149
Segment profit (loss)	$95,496	$5,833	$5,430	$(1,031)	105,728
Depreciation and amortization expense					(68,772)
General and administrative expense					(10,321)
Interest and other income					948
Equity in earnings of unconsolidated affiliates					409
Income tax benefit					1,911
Income from continuing operations					$29,903
Capital expenditures (3)	$31,668	$3,096	$1,696	$12,500	$48,960

Six Months Ended June 30, 2011	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$473,442	$21,677	$10,011	$26,106	$531,236
Property operating expenses (1)	(158,425)	(5,745)	(1,972)	10,112	(156,030)
Interest expense	(118,656)	(4,257)	(3,430)	(12,785)	(139,128)
Other expense	-	-	-	(15,349)	(15,349)
Gain on sales of real estate assets	4	317	414	12	747
Segment profit	$196,365	$11,992	$5,023	$8,096	221,476
Depreciation and amortization expense					(140,092)
General and administrative expense					(23,041)
Interest and other income					1,157
Gain on extinguishment of debt					581
Loss on impairment of real estate					(4,457)
Equity in earnings of unconsolidated affiliates					3,233
Income tax benefit					6,423
Income from continuing operations					$65,280
Total assets	$6,438,327	$323,470	$65,036	$618,764	$7,445,597
Capital expenditures (3)	$52,409	$3,413	$2,662	$44,914	$103,398

Six Months Ended June 30, 2010	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$466,594	$20,854	$8,138	$23,797	$519,383
Property operating expenses (1)	(157,589)	(5,578)	785	10,437	(151,945)
Interest expense	(115,941)	(3,978)	(2,353)	(22,602)	(144,874)
Other expense	-	-	-	(13,116)	(13,116)
Gain (loss) on sales of real estate assets	1,114	-	982	(81)	2,015
Segment profit (loss)	$194,178	$11,298	$7,552	$(1,565)	211,463
Depreciation and amortization expense					(139,221)
General and administrative expense					(21,395)
Interest and other income					1,999
Equity in earnings of unconsolidated affiliates					948
Income tax benefit					3,788
Income from continuing operations					$57,582
Total assets	$6,574,654	$327,793	$67,633	$686,897	$7,656,977
Capital expenditures (3)	$55,862	$5,165	$2,732	$19,017	$82,776

(1)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.
(2)	The All Other category includes mortgage notes receivable, Office Buildings, the Management Company and the Company’s subsidiary that provides security and maintenance services.
(3)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

Note 10 – Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potential dilutive common shares outstanding. The limited partners’ rights to convert their noncontrolling interests in the Operating Partnership into shares of common stock are not dilutive.

The following summarizes the impact of potential dilutive common shares on the denominator used to compute EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Denominator – basic	148,356	138,068	148,214	138,018
Stock options	1	-	7	-
Deemed shares related to deferred compensation arrangements	41	44	41	41
Denominator – diluted	148,398	138,112	148,262	138,059

Note 11 – Contingencies

On March 11, 2010, The Promenade D’Iberville, LLC (“TPD”), a subsidiary of the Company, filed a lawsuit in the Circuit Court of Harrison County, Mississippi, against M. Hanna Construction Co., Inc. ("M Hanna"), Gallet & Associates, Inc., LA Ash, Inc., EMJ Corporation (“EMJ”) and JEA (f/k/a Jacksonville Electric Authority), seeking damages for alleged property damage and related damages occurring at a shopping center development in D’Iberville, Mississippi.  EMJ filed an answer and counterclaim denying liability and seeking to recover from TPD the retainage of approximately $327 allegedly owed under the construction contract.  Kohl’s Department Stores, Inc. (“Kohl’s”) was granted permission to intervene in the lawsuit and, on April 13, 2011, filed a cross-claim against TPD alleging that TPD is liable to Kohl’s for unspecified damages resulting from the actions of the defendants and for the failure to perform the obligations of TPD under a Site Development Agreement with Kohl’s.  Kohl’s also made a claim against the Company which guaranteed the performance of TPD under the Site Development Agreement.  The case is at the discovery stage.

TPD also has filed claims under several insurance policies in connection with this matter, and there are two pending lawsuits relating to insurance coverage.   On November 4, 2010, First Mercury Insurance Company (“First Mercury”) filed an action in the United States District Court for the Eastern District of Texas against M Hanna and TPD seeking a declaratory judgment concerning coverage under a liability insurance policy issued by First Mercury to M Hanna.  On June 13, 2011, TPD filed an action in the Chancery Court of Hamilton County, Tennessee against National Union Fire Insurance Company of Pittsburgh, PA (“National Union”) and EMJ seeking a declaratory judgment regarding coverage under a liability insurance policy issued by National Union to EMJ and recovery of damages arising out of National Union’s breach of its obligations.

Certain of our executive officers and members of the immediate family of Charles B. Lebovitz, Chairman of the Board of our company, collectively have a significant non-controlling interest in EMJ, a major national construction company that we engaged to build a substantial number of our properties.

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

Guarantees

The Company may guarantee the debt of a joint venture primarily because it allows the joint venture to obtain funding at a lower cost than could be obtained otherwise. This results in a higher return for the joint venture on its investment, and a higher return on the Company’s investment in the joint venture. The Company may receive a fee from the joint venture for providing the guaranty. Additionally, when the Company issues a guaranty, the terms of the joint venture agreement typically provide that the Company may receive indemnification from the joint venture partner or have the ability to increase our ownership interest.

The Company owns a parcel of land in Lee’s Summit, MO that it is ground leasing to a third party development company.  The third party developed and operates a shopping center on the land parcel.  The Company has guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the initial maximum guaranteed amount was $24,379.  During the second quarter of 2011, the loans were partially paid down and amended such that the Company’s maximum guaranteed amount, representing 27% of capacity, is now approximately $19,170.  The total amount outstanding at June 30, 2011 on the loans was $61,793 of which the Company has guaranteed $16,684.  The Company reported an obligation of $192 and $315 as of June 30, 2011 and December 31, 2010, respectively, in the accompanying condensed consolidated balance sheets to reflect the estimated fair value of the guaranty.

The loans contain a provision that requires that, on or prior to June 1, 2011, the third party developer was to provide to the lender evidence reasonably satisfactory to the lender that either (i) certain legislation in the state of Missouri had been amended to facilitate an additional bond issuance, the net proceeds of which would be used to further reduce the outstanding amount on the bond line of credit, or (ii) if that certain legislation had not been amended, then the third party developer, the Company and the City of Lee’s Summit, Missouri, had agreed to an alternate plan in order to complete the additional bond issuance.  Neither of these conditions had occurred as of the date of issuance of these financial statements and, as a result, the loans are in default. The Company has not recorded an accrual for the contingent guaranty obligation as the Company does not believe that this contingent obligation is probable.

The Company has guaranteed 100% of the construction and land loans of West Melbourne I, LLC (“West Melbourne”), an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $50,678.  West Melbourne developed and operates Hammock Landing, a community center in West Melbourne, FL. The total amount outstanding on the loans at June 30, 2011 was $45,360. The guaranty will expire upon repayment of the debt.  The land loan, representing $3,276 of the amount outstanding at June 30, 2011, matures in August 2011.  West Melbourne will retire this loan at maturity.  The construction loan, representing $42,084 of the amount outstanding at June 30, 2011, matures in August 2011 and has two one-year extension options available.  The Company recorded an obligation of $670 in the accompanying condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010 to reflect the estimated fair value of this guaranty.

The Company has guaranteed 100% of the construction loan of Port Orange I, LLC (“Port Orange”), an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $97,183.  Port Orange developed and operates The Pavilion at Port Orange, a community center in Port Orange, FL.  The total amount outstanding at June 30, 2011 on the loan was $68,282. The guaranty will expire upon repayment of the debt.  The loan matures in December 2011 and has two one-year extension options available. The Company has recorded an obligation of $1,120 in the accompanying condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010 to reflect the estimated fair value of this guaranty.

The Company has guaranteed the lease performance of York Town Center, LP (“YTC”), an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $18,000 as of June 30, 2011.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not record an obligation for this guaranty because it determined that the fair value of the guaranty is not material.

At March 31, 2011, the Company guaranteed 100% of a construction loan of JG Gulf Coast Town Center, LLC, an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount was $11,561.  The Company did not record an obligation for this guaranty because it determined that the fair value of the guaranty is not material.  During the second quarter of 2011, the Company retired the construction loan with borrowings from its $105,000 secured credit facility.  The guaranty expired upon repayment of the debt.

Performance Bonds

The Company has issued various bonds that it would have to satisfy in the event of non-performance. At June 30, 2011 and December 31, 2010, the total amount outstanding on these bonds was $31,001 and $26,250, respectively.

Note 12 – Share-Based Compensation

Share-based compensation expense was $396 and $632 for the three months ended June 30, 2011 and 2010, respectively, and $1,456 and $1,561 for the six months ended June 30, 2011 and 2010, respectively. Share-based compensation cost capitalized as part of real estate assets was $45 and $48 for the three months ended June 30, 2011 and 2010, respectively, and $85 and $94 for the six months ended June 30, 2011 and 2010, respectively.

The Company’s stock option activity for the six months ended June 30, 2011 is summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2011	447,825	$16.92
Cancelled	(4,400)	$18.04
Exercised	(134,500)	$13.91
Outstanding at June 30, 2011	308,925	$18.26
Vested and exercisable at June 30, 2011	308,925	$18.26

A summary of the status of the Company’s stock awards as of June 30, 2011, and changes during the six months ended June 30, 2011, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2011	187,140	$18.43
Granted	179,750	$17.48
Vested	(71,880)	$25.59
Forfeited	(2,360)	$17.56
Nonvested at June 30, 2011	292,650	$16.09

As of June 30, 2011, there was $3,448 of total unrecognized compensation cost related to nonvested stock awards granted under the plan, which is expected to be recognized over a weighted average period of 3.4 years.  In May 2011, the Company granted a restricted stock award for 1,000 shares of common stock to a new non-employee director.  The shares may not be transferred during the non-employee director’s term.

Note 13 – Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities were as follows for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
Accrued dividends and distributions payable	$41,717	$43,116
Additions to real estate assets accrued but not yet paid	31,721	13,624
Notes receivable from sale of interest in unconsolidated affiliate	-	1,001

Note 14 – Income Taxes

The Company is qualified as a REIT under the provisions of the Code. To maintain qualification as a REIT, the Company is required to distribute at least 90% of its taxable income to shareholders and meet certain other requirements.

As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State tax expense was $1,242 and $1,324 during the three months ended June 30, 2011 and 2010, respectively, and $2,046 and $2,264 during the six months ended June 30, 2011 and 2010, respectively.

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

The Company recorded an income tax benefit of $4,653 and $1,911 for the three months ended June 30, 2011 and 2010, respectively. The income tax benefit in 2011 consisted of a current tax provision of $14 and deferred tax provision of $4,667.  The income tax benefit in 2010 consisted of a current tax benefit of $4,980 and a deferred tax provision of $3,069.

The Company recorded an income tax benefit of $6,423 and $3,788 for the six months ended June 30, 2011 and 2010, respectively.  The income tax benefit in 2011 consisted of a current and deferred income tax benefit of $1,498 and $4,925, respectively.  The income tax benefit in 2010 consisted of a current tax benefit of $6,370 and a deferred tax provision of $2,582.

 The Company had a deferred tax asset of $10,557 and $7,074 at June 30, 2011 and December 31, 2010, respectively. The Company also had a deferred tax liability of $2,941 at December 31, 2010.  The deferred tax asset is included in other assets, while the deferred tax liability is included in accounts payable and accrued liabilities.  The deferred taxes primarily consisted of operating expense accruals, net operating loss carryforwards, share-based compensation and differences between book and tax depreciation.  There was no deferred tax liability at June 30, 2011.

The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its statement of operations.  In addition, any interest incurred on tax assessments is reported as interest expense.  The Company reported nominal interest and penalty amounts for the three and six month periods ended June 30, 2011 and 2010, respectively.

Note 15 – Subsequent Events

The Company has evaluated subsequent events through the date of issuance of these financial statements.  See Note 6 for additional information.

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

As of June 30, 2011, we owned controlling interests in 75 regional malls/open-air centers (including one mixed-use center), 30 associated centers (each located adjacent to a regional mall), eight community centers and 14 office buildings, including our corporate office building. We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a variable interest entity. As of June 30, 2011, we owned noncontrolling interests in seven regional malls, four associated centers, four community centers and six office buildings. Because one or more of the other partners have substantive participating rights, we do not control these partnerships and joint ventures and, accordingly, account for these investments using the equity method.  We had controlling interests in one open-air center expansion, two community center expansions, and one outlet center, owned in a joint venture, under construction at June 30, 2011.  We also hold options to acquire certain development properties owned by third parties.

Results for the second quarter of 2011 were very encouraging, reflecting continued improvement in our key metrics.  Our leasing results were positive compared to the prior year quarter with an increase of 100 basis points in our total portfolio occupancy rate and a 9.8% increase in our overall leasing spreads.  In addition, same-store sales per square foot for our stabilized malls increased 5.4% over the prior year quarter.

In May 2011, we announced a $1.090 billion joint venture with TIAA-CREF in which TIAA-CREF will receive a 50% pari passu interest in each of Oak Park Mall in Kansas City, KS, West County Center in St. Louis, MO, and CoolSprings Galleria in Nashville, TN.  TIAA-CREF will also receive a 12% interest in Pearland Town Center in Pearland, TX.  As part of the joint venture agreement, TIAA-CREF will assume approximately $268.0 million of property-specific debt.  Estimated net proceeds of approximately $220.0 million from the transaction will primarily be used to pay down our lines of credit.  The Company will continue to manage and lease the properties.  The transaction is expected to close during the third quarter of 2011 and will considerably improve our balance sheet position as it relates to mortgage and other indebtedness.  We are excited to partner with TIAA-CREF and believe our long-term goals for growing these properties are aligned.

We are also pleased with the financing activity achieved during the second quarter of 2011.  We executed a one-year extension on our $105.0 million secured line of credit.  In addition, we executed modifications on it and our $520.0 million secured line of credit to remove a 1.50% LIBOR floor, significantly reducing our borrowing costs on the facilities.  In addition, we closed on two ten-year operating property loans totaling $277.0 million at a weighted average interest rate of 5.57%.  Proceeds from the loans were used to repay existing loans with an aggregate principal balance of $159.4 million.

Subsequent to June 30, 2011, we closed on the extension and modification of our secured credit facility with total capacity of $525.0 million.  The facility’s maturity date was extended to February 2014 with an additional one-year extension option at our election and the 1.50% LIBOR floor was removed.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010

Properties that were in operation for the entire year during 2010 and the six months ended June 30, 2011 are referred to as the “Comparable Properties.”  Since January 1, 2010, we have opened two community centers as follows:

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

Of these two properties, The Forum at Grandview is included in our operations on a consolidated basis.  The Forum at Grandview is referred to as the “New Property.”  The transactions related to the New Property impact the comparison of the results of operations for the three and six months ended June 30, 2011 to the results of operations for the comparable periods ended June 30, 2010.  In addition to the above properties, in October 2010, we purchased the remaining 50% interest in Parkway Place in Huntsville, AL, from our joint venture partner.  The results of operations of this property, previously accounted for using the equity method of accounting, are included in our operations on a consolidated basis beginning October 1, 2010 and generally contribute to the increases in revenues, operating expenses and depreciation and amortization of the Comparable Properties for the three and six months ended June 30, 2011 compared to respective prior year periods.

Revenues

Total revenues increased $5.4 million for the three months ended June 30, 2011 compared to the prior year period.  Rental revenues and tenant reimbursements increased by $4.1 million due to an increase of $3.4 million from the Comparable Properties and an increase of $0.7 million from the New Property.  The increase in revenues of the Comparable Properties was driven by a $3.0 million increase in base rents.  Base rents have increased as a result of overall improvement in leasing spreads and higher occupancy levels, in addition to the purchase of Parkway Place in October 2010.

Our cost recovery ratio for the quarter ended June 30, 2011 was 102.2% compared with 101.7% for the prior-year period.   Our cost recovery ratio has increased primarily due to increased tenant reimbursements as a result of higher occupancy rates and improved lease spreads throughout 2011 in addition to a significant decline in short-term leases of three years or less.

Other revenues increased $1.3 million primarily due to higher revenues related to our subsidiary that provides security and maintenance services to third parties.

Operating Expenses

Total operating expenses increased $10.7 million for the three months ended June 30, 2011 compared to the prior year period.  Property operating expenses, including real estate taxes and maintenance and repairs, increased $1.4 million due to higher expenses of $1.0 million related to the Comparable Properties and an increase of $0.4 million of expenses attributable to the New Property. The increase in property operating expenses of the Comparable Properties is primarily attributable to increases of $0.7 million in security and maintenance expense, $0.7 million in real estate taxes and $0.3 million in utilities expense, partially offset by decreases of $0.5 million in payroll and related costs and $0.2 million in each of lease amortization expense and bad debt expense.  Property operating expenses also increased as a result of the purchase of Parkway Place in October 2010.

The increase in depreciation and amortization expense of $3.3 million resulted from an increase of $3.2 million from the Comparable Properties and an increase of $0.1 million related to the New Property. The increase attributable to the Comparable Properties is primarily due to $2.2 million of write-offs of unamortized tenant allowances during the second quarter of 2011 related to the closure of two Borders stores and as a result of ongoing capital expenditures for renovations, expansions and deferred maintenance.  Depreciation and amortization expense also increased due to the purchase of Parkway Place in October 2010.

General and administrative expenses increased $0.9 million primarily as a result of increases of $0.5 million in consulting fees and $0.3 million in legal fees. As a percentage of revenues, general and administrative expenses were 4.3% and 4.0% for the second quarters of 2011 and 2010, respectively.

We recorded a non-cash loss on impairment of real estate of $4.5 million during the second quarter of 2011 related to one of our properties currently under construction.  The development property is expected to be sold upon completion and stabilization and the loss was recorded to write down the book value of the property to its estimated fair value.

Other expenses increased $0.6 million due to higher expenses of $0.8 million related to our subsidiary that provides security and maintenance services, partially offset by a decrease of $0.2 million in abandoned projects expense.

Other Income and Expenses

Interest and other income decreased $0.3 million compared to the prior year period due to the elimination of interest income on advances to two joint ventures and a mortgage note receivable.  We stopped receiving interest on one joint venture to which we had outstanding advances when it was sold in June 2010 and, in October 2010, we purchased our partner’s 50% share of another joint venture to which we previously had outstanding advances.  In addition, interest income is no longer being accrued on a mortgage note receivable for which we are in the process of obtaining the land that served as collateral on the loan.

Interest expense decreased $1.5 million for the three months ended June 30, 2011 compared to the prior year period.  We have reduced our debt levels substantially since the prior year period and our weighted average interest rate on total consolidated debt is lower compared to the prior year period.

During the second quarter of 2011, we recognized a loss on sales of real estate assets of $0.1 million related to the sale of two parcels of land due to the true-up of estimated expenses to actual amounts for outparcels sold for a gain in previous periods.  We recognized a gain on sales of real estate assets of $1.1 million during the second quarter of 2010 related to the sale of two parcels of land.

Equity in earnings of unconsolidated affiliates increased by $1.1 million during the second quarter of 2011 compared to the prior year period. Increases in revenues and tenant reimbursements were key drivers at several unconsolidated properties, reflecting the improved occupancy and rental rates. In addition, outparcel sales increased approximately $1.2 million compared to the prior year period.  These increases were partially offset by a decline in earnings from Parkway Place as a result of the acquisition of the remaining 50% interest from our joint venture partner in October 2010.  Results of Parkway Place are now reported on a consolidated basis.

The income tax benefit of $4.6 million for the three months ended June 30, 2011 relates to our taxable REIT subsidiary and consists of a deferred income tax benefit of $4.6 million.  During the three months ended June 30, 2010, we recorded an income tax benefit of $1.9 million, consisting of a current tax benefit of $5.0 million, partially offset by a deferred income tax provision of $3.1 million.

          Income from discontinued operations for the three months ended June 30, 2011 of $1.0 million represents true ups of estimated expenses to actual amounts for properties sold during previous periods.  Loss on discontinued operations for the three months ended June 30, 2010 of $25.4 million represents a non-cash loss on impairment of real estate assets related to a write-down of the depreciated book value of a mall that was subsequently sold in February 2011 to reflect its estimated fair value as of June 30, 2010.  Loss on discontinued operations for the three months ended June 30, 2010 also reflects the operating results of the mall, one additional mall that was sold in October 2010 and three community centers that were sold in December 2010, as well as true ups of estimated expenses to actual amounts for properties sold during previous periods.

Comparison of the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010

Revenues

Total revenues increased $11.9 million for the six months ended June 30, 2011 compared to the prior year period.  Rental revenues and tenant reimbursements increased by $8.8 million due to an increase of $8.0 million from the Comparable Properties and an increase of $0.8 million from the New Property.  The increase in revenues of the Comparable Properties was driven by a $7.8 million increase in base rents.  Base rents have increased as a result of overall improvement in leasing spreads, in addition to higher occupancy levels, in addition to the purchase of Parkway Place in October 2010.

Our cost recovery ratio for the six months ended June 30, 2011 was 98.8% compared with 101.4% for the prior-year period.   Our cost recovery ratio should improve as certain tenants that had previously converted their lease payment terms to percentage in lieu of base rent either renew their leases on more favorable terms or are replaced with other tenants.

          The decrease in management, development and leasing fees of $0.4 million was mainly attributable to lower development fee income due to the completion in the prior year of certain joint venture developments that were under construction during the prior year period.

Other revenues increased $3.5 million primarily due to higher revenues related to our subsidiary that provides security and maintenance services to third parties.

Operating Expenses

Total expenses increased $13.3 million for the six months ended June 30, 2011 compared to the prior year period.  Property operating expenses, including real estate taxes and maintenance and repairs, increased $4.1 million due to higher expenses of $3.6 million related to the Comparable Properties and an increase of $0.5 million of expenses attributable to the New Property. The increase in property operating expenses of the Comparable Properties is primarily attributable to increases of $1.1 million in utilities expense, $1.5 million in security and maintenance expense, $0.5 million in real estate taxes and $0.2 million in each of payroll and related costs, state tax expense, snow removal costs and land rent expense.  These increases were partially offset by decreases of $0.4 million in lease amortization expense and $0.3 million in bad debt expense.  Property operating expenses also increased as a result of the purchase of Parkway Place in October 2010.

The increase in depreciation and amortization expense of $0.9 million resulted from an increase of $0.6 million from the Comparable Properties and $0.3 million related to the New Property. The increase attributable to the Comparable Properties is related to ongoing capital expenditures for renovations, expansions and deferred maintenance, partially offset by a decline in amortization of tenant allowances compared to the prior year period, which included a greater amount of write-offs of certain unamortized tenant allowances and intangible lease assets related to early lease terminations.  Depreciation and amortization expense also increased due to the purchase of Parkway Place in October 2010.

General and administrative expenses increased $1.6 million primarily as a result of increases of $0.7 million in legal fees, $0.7 million in consulting fees and $0.4 million in payroll and related expenses, partially offset by a $0.4 million decrease in state tax expense.  As a percentage of revenues, general and administrative expenses were 4.3% and 4.1% for the six months ended June 30, 2011 and 2010, respectively.

We recorded a non-cash loss on impairment of real estate of $4.5 million during the six months ended June 30, 2011 related to one of our properties currently under construction.  The development is expected to be sold upon completion and the loss was recorded to write down the book value of the property to its estimated fair value.

Other expenses increased $2.2 million primarily due to a charge of $1.5 million to reduce the amount of an outstanding mortgage note receivable and an increase of $1.2 million in expenses related to our subsidiary that provides security and maintenance services, partially offset by a decrease of $0.3 million in abandoned projects expense and a $0.2 million decrease in realized foreign currency loss.  The carrying value of the mortgage note receivable was reduced to the estimated fair value of the land that serves as collateral upon notification that the mortgage note receivable would not be repaid.

Other Income and Expenses

Interest and other income decreased $0.8 million compared to the prior year period due to the elimination of interest income on advances to two joint ventures and a mortgage note receivable.  We stopped receiving interest on one joint venture to which we had outstanding advances when it was sold in June 2010 and, in October 2010, we purchased our partner’s 50% share of another joint venture to which we previously had outstanding advances.  In addition, interest income is no longer being accrued on a mortgage note receivable for which we are in the process of obtaining the land that served as collateral on the loan.

          Interest expense decreased $5.7 million for the six months ended June 30, 2011 compared to the prior year period.  We have reduced our consolidated debt by $261.8 million compared to the prior year period and our weighted average interest rate on total consolidated debt is lower compared to the prior year period.

During the six months ended June 30, 2011, we recorded a gain on extinguishment of debt of $0.6 million as a result of accelerated premium amortization related to the early retirement of debt that was originally scheduled to mature in July 2011 on Mid Rivers Mall in St. Louis, MO.

During the six months ended June 30, 2011, we recognized a gain on sales of real estate assets of $0.7 million related to the sale of four parcels of land.  We recognized a gain on sales of real estate assets of $2.0 million during the six months ended June 30, 2010 related to the sale of three parcels of land.

Equity in earnings of unconsolidated affiliates increased by $2.3 million during the six months ended June 30, 2011.  One joint venture property that opened in March 2010 contributed to the increase compared to the prior year period.  Increases in revenues and tenant reimbursements were key drivers at several unconsolidated properties, reflecting the improved occupancy and rental rates. In addition, outparcel sales increased approximately $1.2 million compared to the prior year period.  These increases were partially offset by a decline in earnings from Parkway Place as a result of the acquisition of the remaining 50% interest from our joint venture partner in October 2010.  Results of Parkway Place are now reported on a consolidated basis.

The income tax benefit of $6.4 million for the six months ended June 30, 2011 relates to our taxable REIT subsidiary and consists of a benefit for current and deferred income taxes of $1.5 million and $4.9 million, respectively.  During the six months ended June 30, 2010, we recorded an income tax benefit of $3.8 million, consisting of a current tax benefit of $6.4 million, partially offset by a deferred tax provision of $2.6 million.

          Income from discontinued operations for the six months ended June 30, 2011 of $28.1 million reflects the operating results of one mall that was sold in February 2011 for $9.0 million.  Net proceeds from the sale were used to retire the outstanding principal balance and accrued interest of $40.3 million on the non-recourse loan secured by the property in accordance with the lender’s agreement to modify the outstanding principal balance and accrued interest to equal the net sales price for the property.  As a result, we recorded a gain on the extinguishment of debt of $31.4 million in the first quarter of 2011.  We also recorded a loss on impairment of real estate in the first quarter of 2011 of $2.7 million to write down the book value of the property to the net sales price.  The results of operations of this property, including the gain on extinguishment of debt and loss on impairment of real estate, are included in discontinued operations for the six months ended June 30, 2011.  Loss on discontinued operations for the six months ended June 30, 2010 of $25.9 million includes a non-cash loss on impairment of real estate assets of $25.4 million related to an initial write-down of the depreciated book value of the mall that was sold in February 2011 to its estimated fair value as of June 30, 2010.  Loss on discontinued operations for the six months ended June 30, 2010 also reflects the operating results of the mall, one additional mall that was sold in October 2010 and three community centers that were sold in December 2010. Discontinued operations for all periods presented include the true up of estimated expenses to actual amounts for properties sold during previous periods.

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

We classify our regional malls into two categories – malls that have completed their initial lease-up are referred to as stabilized malls and malls that are in their initial lease-up phase and have not been open for three calendar years are referred to as non-stabilized malls. Pearland Town Center, which opened in July 2008, is our only non-stabilized mall as of June 30, 2011.

We derive a significant amount of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Six Months Ended June 30,
	2011	2010
Malls	89.1%	89.8%
Associated centers	4.1%	4.0%
Community centers	1.9%	1.6%
Mortgages, office buildings and other	4.9%	4.6%

The improving economy continues to benefit our retailers.  Mall store sales in the second quarter of 2011 for our portfolio increased 5.4% from the prior year period.  Mall store sales for the trailing twelve months ended June 30, 2011 on a comparable per square foot basis were $328 per square foot compared with $317 per square foot in the prior year period, an increase of 3.5%.

Occupancy

Our portfolio occupancy is summarized in the following table:

	June 30,
	2011	2010
Total portfolio	90.6%	89.6%
Total mall portfolio	90.4%	89.8%
Stabilized malls	90.5%	90.1%
Non-stabilized mall (1)	85.2%	76.9%
Associated centers	91.2%	91.9%
Community centers	91.9%	86.4%

Positive sales trends have contributed to the continued growth in our occupancy and improved leasing metrics.  For the second quarter of 2011, total portfolio occupancy increased 100 basis points to 90.6% and stabilized mall occupancy improved 40 basis points to 90.5%.  We anticipate total portfolio occupancy to end the year 75 to 100 basis points higher than the prior year end level of 92.4%.

Leasing

During the second quarter of 2011, we signed approximately 1.7 million square feet of leases, a 35.7% improvement over the prior year quarter, nearly all of which were in our operating portfolio.  The leases signed in our operating portfolio included approximately 0.7 million square feet of new leases and approximately 1.0 million square feet of renewals.

Average annual base rents per square foot were as follows for each property type:

	At June 30,
	2011	2010
Stabilized malls	$29.07	$28.95
Non-stabilized malls	26.18	25.41
Associated centers	12.19	11.89
Community centers	13.41	14.68
Office Buildings	17.94	19.21

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the three and six month periods ended June 30, 2011 for spaces that were previously occupied are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (2)	% Change Average

Quarter:
All Property Types (1)	644,826	$35.17	$37.28	6.0%	$38.62	9.8%
Stabilized malls	583,672	36.83	39.08	6.1%	40.52	10.0%
New leases	190,586	36.58	42.80	17.0%	45.59	24.6%
Renewal leases	393,086	$36.95	$37.27	0.9%	$38.05	3.0%

Year to Date:
All Property Types (1)	1,436,895	$35.54	$35.99	1.3%	$37.15	4.5%
Stabilized malls	1,344,261	36.60	37.04	1.2%	38.25	4.5%
New leases	341,864	39.31	44.88	14.2%	47.77	21.5%
Renewal leases	1,002,397	$35.68	$34.37	-3.7%	$35.00	-1.9%

(1)	Includes stabilized malls, associated centers, community centers and office buildings.
(2)	Average gross rent does not incorporate allowable future increases for recoverable common area expenses.

The second quarter continued our trend of improvement in leasing spreads.  Overall, leases in the second quarter of 2011 were signed at a 9.8% increase over the prior gross rent per square foot.  Renewal spreads were also positive, up 3.0% over rents for the prior year quarter.  Our leasing team has been more successful in using positive sales and higher occupancy rates in our portfolio to push rental growth and improve the terms of renewals and new leases.  Our efforts to replace underperforming retailers and achieve market rates were evident in the significant improvement in our lease spreads this quarter.  Additionally, short-term deals of three years or less significantly declined during the quarter to approximately 38.0% compared with approximately 55.0% for the first quarter of 2011 and approximately 60.0% for the fourth quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2011, we closed on eleven operating property loans totaling $666.1 million.  Proceeds were primarily used to repay existing loans of approximately $129.4 million and to pay down the outstanding balance of our $520.0 million secured credit facility.  During the second quarter of 2011, our $105.0 million secured credit facility was extended for a one-year term and it and our $520.0 million secured credit facility were modified to remove a 1.50% floor on LIBOR and reduce the related margins, resulting in a significant decrease in the interest rates on these facilities.  Subsequent to June 30, 2011, the maturity date on our facility with total capacity of $525.0 million was extended to February 2014 with an additional one-year extension option at our election and was modified for the same interest rate provisions accorded to the $520.0 million and $105.0 million facilities.

As of June 30, 2011, we had approximately $967.3 million available on all of our credit facilities combined.  Our financial covenants remain sound with a debt to gross asset value ratio of 56.3% and an interest coverage ratio of 2.40x for the quarter compared with 2.31x in the prior year period.  See Debt below for additional information.

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

Cash Flows From Operations

There was $47.5 million of unrestricted cash and cash equivalents as of June 30, 2011, a decrease of $3.4 million from December 31, 2010.  Cash provided by operating activities during the six months ended June 30, 2011, increased $15.7 million to $197.6 million from $181.9 million during the six months ended June 30, 2010. The increase was primarily attributable to higher rental income as a result of increased occupancy rates and rental rates compared to the prior year period.  In addition, cash from operations has increased as a result of lower interest expense on our debt.

Debt

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate (1)
June 30, 2011:
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$4,036,062	$(15,554)	$395,222	$4,415,730	5.64%
Recourse term loans on operating properties	42,982	-	-	42,982	5.50%
Total fixed-rate debt	4,079,044	(15,554)	395,222	4,458,712	5.64%
Variable-rate debt:
Non-recourse term loans on operating properties	113,875	-	19,877	133,752	3.29%
Recourse term loans on operating properties	339,494	(928)	130,326	468,892	3.02%
Construction loans	41,774	-	-	41,774	3.21%
Secured lines of credit	182,696	-	-	182,696	3.34%
Unsecured term loans	437,214	-	-	437,214	1.55%
Total variable-rate debt	1,115,053	(928)	150,203	1,264,328	2.59%
Total	$5,194,097	$(16,482)	$545,425	$5,723,040	4.97%

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate (1)
December 31, 2010:
Fixed-rate debt:
Non-recourse loans on operating properties	$3,664,293	$(24,708)	$398,154	$4,037,739	5.83%
Recourse term loans on operating properties	30,449	-	-	30,449	6.00%
Total fixed-rate debt	3,694,742	(24,708)	398,154	4,068,188	5.83%
Variable-rate debt:
Non-recourse term loans on operating properties	114,625	-	20,038	134,663	3.30%
Recourse term loans on operating properties	350,106	(928)	148,252	497,430	2.83%
Construction loans	14,536	-	-	14,536	3.32%
Secured lines of credit	598,244	-	-	598,244	3.38%
Unsecured term loans	437,494	-	-	437,494	1.66%
Total variable-rate debt	1,515,005	(928)	168,290	1,682,367	2.77%
Total	$5,209,747	$(25,636)	$566,444	$5,750,555	4.93%

(1)	Weighted average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.
(2)
We have four interest rate swaps with notional amounts outstanding totaling $119,556 as of June 30, 2011 related to four of our variable-rate loans on operating properties to effectively fix the interest rates on these loans.  Therefore, these amounts are currently reflected in fixed-rate debt.

As of June 30, 2011, $838.3 million of our pro rata share of consolidated and unconsolidated debt is scheduled to mature over the remainder of 2011.  However, we have extensions available at our option that we intend to exercise on $691.2 million, leaving approximately $147.1 million of maturities in 2011 that must be retired or refinanced, representing five operating property loans.  Subsequent to June 30, 2011, we refinanced a loan with a principal balance at June 30, 2011 of $51.8 million and retired a loan with a principal balance at June 30, 2011 of $61.5 million with borrowings from our $525.0 million secured credit facility.  We may refinance the remaining three loans or we may retire them with availability on our secured credit facilities.

The weighted average remaining term of our total share of consolidated and unconsolidated debt was 4.0 years at June 30, 2011 and 3.5 years at December 31, 2010. The weighted average remaining term of our pro rata share of fixed-rate debt was 5.0 years and 4.6 years at June 30, 2011 and December 31, 2010, respectively.

As of June 30, 2011 and December 31, 2010, our pro rata share of consolidated and unconsolidated variable-rate debt represented 22.1% and 29.3%, respectively, of our total pro rata share of debt. As of June 30, 2011, our share of consolidated and unconsolidated variable-rate debt represented 13.0% of our total market capitalization (see Equity below) as compared to 17.4% as of December 31, 2010.

Secured Lines of Credit

We have three secured lines of credit that are used for mortgage retirement, working capital, construction and acquisition purposes, as well as issuances of letters of credit. Each of these lines is secured by mortgages on certain of our operating properties. During the second quarter of 2011, our facilities with total capacity of $520.0 million and $105.0 million were modified to remove a 1.50% floor on LIBOR.  Pursuant to the modifications, borrowings under these two secured lines of credit bear interest at LIBOR plus an applicable spread, ranging from 2.00% to 3.00%, based on our leverage ratio.  Without giving effect to actual LIBOR, the removal of the 1.50% floors and the reduction in the spreads resulted in a decrease in the interest rates on the $520.0 million and $105.0 million facilities of approximately 2.75% and 2.50%, respectively.  We also executed an extension on the maturity date of the $105.0 million facility from June 2012 to June 2013.  As of June 30, 2011, borrowings under our facility with total capacity of $525.0 million bore interest at LIBOR, subject to a floor of 1.50%, plus an applicable margin, ranging from 3.25% to 4.25%, based on our leverage ratio.  The three secured lines of credit had a weighted average interest rate of 3.34% at June 30, 2011. We also pay fees based on the amount of unused availability under our secured lines of credit at rates ranging from 0.15% to 0.35% of unused availability. The following summarizes certain information about the secured lines of credit as of June 30, 2011 (in thousands):

Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date
$525,000	$31,500	(1)	February 2012	February 2013
520,000	150,196		August 2011	April 2014
105,000	1,000		June 2013	N/A
$1,150,000	$182,696

(1)
There was an additional $7,291 outstanding on this secured line of credit as of June 30, 2011 for letters of credit.  Up to $50,000 of the capacity on this line can be used for letters of credit.  Subsequent to June 30, 2011, the facility's maturity date was extended to February 2014 with an additional one-year extension option, for an outside maturity date of February 2015.

Subsequent to June 30, 2011, we closed on the extension and modification of our secured credit facility with total capacity of $525.0 million.  The facility’s maturity date was extended to February 2014 with an additional one-year extension option at the Company’s election, for an outside maturity date of February 2015.  Borrowings under this facility are no longer subject to a LIBOR floor of 1.50% and bear interest at LIBOR plus an applicable spread, ranging from 2.00% to 3.00%, based on our leverage ratio.  Without giving effect to actual LIBOR, the removal of the 1.50% floor and the reduction in the spread resulted in a decrease in the interest rate on the facility of approximately 2.75%.

We also have secured and unsecured lines of credit with a total commitment of $16.0 million that are used only to issue letters of credit. The letters of credit outstanding under these lines of credit totaled $12.0 million at June 30, 2011.

Unsecured Term Facilities

We have an unsecured term loan that bears interest at LIBOR plus a margin ranging from 0.95% to 1.40%, based on our leverage ratio.  At June 30, 2011, the outstanding borrowings of $209.2 million under this loan had a weighted average interest rate of 1.29%.  The loan was obtained for the exclusive purpose of acquiring certain properties from the Starmount Company or its affiliates.  We completed our acquisition of these properties in February 2008 and, as a result, no further draws can be made against the loan.  The loan matures in November 2011 and has a one-year extension option, which is at our election, for an outside maturity date of November 2012.  Net proceeds from a sale, or our share of excess proceeds from any refinancings, of any of the properties originally purchased with borrowings from this unsecured term loan must be used to pay down any remaining outstanding balance.

We have an unsecured term loan with total capacity of $228.0 million that bears interest at LIBOR plus a margin ranging from1.50% to 1.80%, based on our leverage ratio.  At June 30, 2011, the outstanding borrowings of $228.0 million under the unsecured term loan had a weighted average interest rate of 1.79%.  The loan matures in April 2012 and has a one-year extension option remaining, which is at our election, for an outside maturity date of April 2013.

The agreements to the $525.0 million and $520.0 million secured credit facilities and the two unsecured term loans described above, each with the same lead lender, contain default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods) in the event (i) there is a default in the payment of any indebtedness owed by us to any institution which is a part of the lender groups for the credit facilities, or (ii) there is any other type of default with respect to any indebtedness owed by us to any institution which is a part of the lender groups for the credit facilities and such lender accelerates the payment of the indebtedness owed to it as a result of such default.  The credit facility agreements provide that, upon the occurrence and continuation of an event of default, payment of all amounts outstanding under these credit facilities and those facilities with which these agreements reference cross-default provisions may be accelerated and the lenders’ commitments may be terminated.  Additionally, any default in the payment of any recourse indebtedness greater than $50.0 million or any non-recourse indebtedness greater than $100.0 million of the Company, the Operating Partnership and significant subsidiaries, as defined, regardless of whether the lending institution is a part of the lender groups for the credit facilities, will constitute an event of default under the agreements to the credit facilities.  We were not in default with regard to any of these provisions as of June 30, 2011.

Mortgages on Operating Properties

During the second quarter of 2011, we closed on two separate ten-year, non-recourse mortgage loans totaling $277.0 million, including a $185.0 million loan secured by Fayette Mall in Lexington, KY and a $92.0 million loan secured by Mid Rivers Mall in St. Charles, MO.  The loans bear interest at fixed rates of 5.42% and 5.88%, respectively.  Proceeds were used to repay existing loans with principal balances of $84.7 million and $74.7 million, respectively, and to pay down our $525.0 million secured credit facility.  In addition, we retired a loan with a principal balance of $36.3 million that was secured by Panama City Mall in Panama City, FL with borrowings from our $525.0 million facility.

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

Also during the first quarter of 2011, we closed on four separate loans totaling $120.2 million.  These loans have five-year terms and include a $36.4 million loan secured by Stroud Mall in Stroud, PA; a $58.1 million loan secured by York Galleria in York, PA; a $12.1 million loan secured by Gunbarrel Pointe in Chattanooga, TN; and a $13.6 million loan secured by CoolSprings Crossing in Nashville, TN.  These four loans have partial-recourse features totaling $15.5 million, which will be reduced by $5.7 million upon the opening of a certain tenant in late 2011 and will further decrease as the aggregate principal amount outstanding on the loans is amortized.  The loans bear interest at LIBOR plus a margin of 2.40% and are not cross-collateralized.  We have interest rate swaps in place for the full term of each five-year loan to effectively fix the interest rates.  As a result, these loans bear interest at a weighted average fixed rate of 4.57%.  See Interest Rate Hedge Instruments below for additional information.

Proceeds from the nine loans that closed during the first quarter of 2011 were used predominantly to pay down the outstanding balance of our $520.0 million secured credit facility.  Eight of the new loans were secured with properties previously used as collateral to secure the $520.0 million credit facility.

Subsequent to June 30, 2011, we closed on a ten-year, non-recourse mortgage loan of $50.8 million secured by Alamance Crossing in Burlington, NC that bears interest at a fixed rate of 5.83%.  Proceeds were used to repay an existing loan with a principal balance at June 30, 2011 of $51.8 million.  In addition, we retired a loan secured by Asheville Mall in Asheville, NC with a principal balance at June 30, 2011 of $61.5 million with borrowings from our $525.0 million secured credit facility.  We intend to refinance this loan at a lower interest rate compared to the loan that was retired.

Interest Rate Hedging Instruments

During the first quarter of 2011, we entered into four pay fixed/receive variable interest rate swaps with an initial aggregate notional amount of $120.2 million, amortizing to $100.0 million, to hedge the interest rate risk exposure on the borrowings on four of our operating properties equal to the aggregate swap notional amount.  These interest rate swaps hedge the risk of changes in cash flows on our designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt.  The interest rate swaps effectively fix the interest payments on the portion of debt principal corresponding to the swap notional amount at a weighted average rate of 4.57%.

Also during the first quarter of 2011, we entered into an interest rate cap agreement with an initial notional amount of $64.3 million, amortizing to $63.6 million, to hedge the risk of changes in cash flows on the letter of credit supporting certain bonds related to one of our operating properties equal to the then-outstanding cap notional. The interest rate cap protects us from increases in the hedged cash flows attributable to overall changes in the USD-SIFMA Municipal Swap Index above the strike rate of the cap on the debt.  The strike rate associated with the interest rate cap is 1.00%.

Instrument Type	Location in Consolidated Balance Sheet	Outstanding Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 6/30/11	Fair Value at 12/31/10	Maturity Date
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$57,805 (amortizing to $48,337)	1-month LIBOR	2.149%	$(968)	$-	Apr-2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$36,181 (amortizing to $30,276)	1-month LIBOR	2.187%	(663)	-	Apr-2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$13,531 (amortizing to $11,313)	1-month LIBOR	2.142%	(223)	-	Apr-2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$12,039 (amortizing to $10,083)	1-month LIBOR	2.236%	(245)	-	Apr-2016
Cap	Intangible lease assets and other assets	$63,555	USD - SIFMA municipal swap index	1.000%	3	-	Mar-2012
Cap	Intangible lease assets and other assets	$70,125 (amortizing to $69,375)	3-month LIBOR	3.000%	-	3	Jan-2012

Equity

During the six months ended June 30, 2011, we paid cash dividends of $81.9 million to holders of our common stock and our preferred stock, as well as $38.6 million in distributions to the noncontrolling interest investors in our Operating Partnership and other consolidated subsidiaries.

On June 1, 2011, we announced a second quarter 2011 common stock dividend of $0.21 per share payable in cash.  The dividend was paid on July 15, 2011.  On February 28, 2011, we announced a first quarter 2011 common stock dividend of $0.21 per share payable in cash that was paid on April 15, 2011.  Future dividends payable will be determined by our Board of Directors based upon circumstances at the time of declaration.

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

Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value of equity) ratio was as follows at June 30, 2011, compared to 68.2% at June 30, 2010 (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	190,378	$18.13	$3,451,553
7.75% Series C Cumulative Redeemable Preferred Stock	460	250.00	115,000
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00	453,750
Total market equity			4,020,303
Company’s share of total debt			5,723,040
Total market capitalization			$9,743,343
Debt-to-total-market capitalization ratio			58.7%

(1)
Stock price for common stock and Operating Partnership units equals the closing price of the common stock on June 30, 2011. The stock prices for the preferred stocks represent the liquidation preference of each respective series.

Capital Expenditures

Including our share of unconsolidated affiliates’ capital expenditures, we spent $15.1 million and $20.9 million during the three and six month periods ended June 30, 2011, respectively, for tenant allowances, which typically generate increased rents from tenants over the terms of their leases. Deferred maintenance expenditures were $3.7 million for the three months ended June 30, 2011 and included $1.3 million for roof replacements and $2.4 million for various other capital expenditures.  Deferred maintenance expenditures were $6.6 million for the six months ended June 30, 2011 and included $1.8 million for roof replacements and $4.8 million for various other capital expenditures.  Renovation expenditures totaled $8.8 million and $9.7 million during the three and six month periods ended June 30, 2011.

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

Developments and Expansions

The following table summarizes our development projects as of June 30, 2011 (dollars in thousands):

Properties Under Development at June 30, 2011
(Dollars in thousands)
		Total
		Project	CBL's Share of
		Square	Total	Cost to	Expected	Initial
Property	Location	Feet	Cost (b)	Date (c)	Opening Date	Yield
Open-Air Center Expansion:
Alamance West	Burlington, NC	236,438	$16,130	$11,606	Fall-11	11.0%

Community Center Expansion:
Settlers Ridge Phase II	Robinson Township, PA	86,617	$12,370	$13,400	Summer-11	9.9%

Outlet Center:
The Outlet Shoppes at Oklahoma City (a)	Oklahoma City, OK	324,565	$60,973	$51,479	August-11	10.6%

Mall Redevelopments:
Foothills Mall/Plaza - Carmike Cinema	Maryville, TN	45,276	$8,337	$1,551	Spring-12	7.3%
Layton Hills Mall - Dick's Sporting Goods	Layton, UT	126,060	6,978	3,999	October-11	10.9%
Stroud Mall - Cinemark Theatre	Stroudsburg, PA	44,979	7,472	4,273	November-11	5.9%
		216,315	$22,787	$9,823
Total Under Development		863,935	$112,260	$86,308

(a)	The Outlet Shoppes at Oklahoma City is a 75/25 joint venture. Total cost and cost to date are reflected at 100 percent.
(b)	Total cost is presented net of reimbursements to be received.
(c)	Cost to date does not reflect reimbursements until they are received.

On August 5, 2011, we celebrated the grand opening of The Outlet Shoppes at Oklahoma City, a joint venture outlet center in Oklahoma City, OK, in which we have a 75% ownership interest.  It is the only outlet center in the state of Oklahoma and the only center of its kind within a 145 mile radius.  The center is fully leased with retailers including Saks Off 5th, Nike, Tommy Hilfiger, Polo, J. Crew, Brooks Brothers and more.

Stores have started opening at the second phase of Settlers Ridge in Pittsburgh, PA.  The 78,000-square-foot expansion is anchored by Michaels, Ross Dress for Less, Shoe Carnival and ULTA.

Alamance West, the 230,000-square-foot second phase of our center in Burlington, NC is scheduled to open this fall.  The project is currently 98% leased or committed and is anchored by BJ’s Wholesale Club, Kohl’s and Dick’s Sporting Goods.

During the second quarter of 2011, we commenced three redevelopment projects.  Two new state-of-the-art 12-screen movie theaters are scheduled to open within the next year at Foothills Mall in Maryville, TN and Stroud Mall in Stroudsburg, PA.  We are also redeveloping a former Mervyn’s location for Dick’s Sporting Goods at Layton Hills Mall in Layton, UT that is scheduled to open this fall.  We should see a positive effect for the properties and our portfolio by enhancing these existing centers.

We have also commenced renovation projects at four of our malls, including Hamilton Place in Chattanooga, TN, Oak Park Mall in Kansas City, KS, RiverGate Mall in Nashville, TN, and Burnsville Center in Minneapolis, MN.  The projects are scheduled for completion prior to the holiday season.

We hold options to acquire certain development properties owned by third parties.  Except for the projects presented above, we do not have any other material capital commitments as of June 30, 2011.

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

We own a parcel of land in Lee’s Summit, MO that we are ground leasing to a third party development company.  The third party developed and operates a shopping center on the land parcel.  We have guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the initial maximum guaranteed amount was $24.4 million.  During the second quarter of 2011, the loans were partially paid down and amended such that our maximum guaranteed amount, representing 27% of capacity, is now approximately $19.2 million.  The total amount outstanding at June 30, 2011 on the loans was $61.8 million of which we have guaranteed $16.7 million.  We reported an obligation of $0.2 million and $0.3 million as of June 30, 2011 and December 31, 2010, respectively, in the accompanying condensed consolidated balance sheets to reflect the estimated fair value of the guaranty.

The loans contain a provision that requires that, on or prior to June 1, 2011, the third party developer was to provide to the lender evidence reasonably satisfactory to the lender that either (i) certain legislation in the state of Missouri had been amended to facilitate an additional bond issuance, the net proceeds of which would be used to further reduce the outstanding amount on the bond line of credit, or (ii) if that certain legislation had not been amended, then the third party developer, we and the City of Lee’s Summit, Missouri, had agreed to an alternate plan in order to complete the additional bond issuance.  Neither of these conditions had occurred as of the date of issuance of these financial statements and, as a result, the loans are in default. We have not recorded an accrual for the contingent guaranty obligation as we do not believe that this contingent obligation is probable.

We have guaranteed 100% of the construction and land loans of West Melbourne, an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $50.7 million.  West Melbourne developed and operates Hammock Landing, a community center in West Melbourne, FL. The total amount outstanding on the loans at June 30, 2011 was $45.4 million. The guaranty will expire upon repayment of the debt.  The land loan, representing $3.3 million of the amount outstanding at June 30, 2011, matures in August 2011.  West Melbourne will retire this loan at maturity.  The construction loan, representing $42.1 million of the amount outstanding at June 30, 2011, matures in August 2011 and has two one-year extension options available.  We recorded an obligation of $0.7 million in the accompanying condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010 to reflect the estimated fair value of this guaranty.

We have guaranteed 100% of the construction loan of Port Orange, an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $97.2 million.  Port Orange developed and operates The Pavilion at Port Orange, a community center in Port Orange, FL.  The total amount outstanding at June 30, 2011 on the loan was $68.3 million. The guaranty will expire upon repayment of the debt.  The loan matures in December 2011 and has two one-year extension options available. We have recorded an obligation of $1.1 million in the accompanying condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010 to reflect the estimated fair value of this guaranty.

We have guaranteed the lease performance of YTC, an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22.0 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to $10.0 million. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $18.0 million as of June 30, 2011.  We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty.  We did not record an obligation for this guaranty because we determined that the fair value of the guaranty is not material.

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

During the course of our normal quarterly impairment review process for the second quarter of 2010, we determined that it was appropriate to write down the depreciated book value of Oak Hollow Mall in High Point, NC, to its estimated fair value, resulting in a non-cash loss on impairment of real estate assets of $25.4 million.  The loss is recorded in operating loss of discontinued operations for the three and six months ended June 30, 2010.

In February 2011, we incurred a loss on impairment of real estate assets of $2.7 million related to the disposition of Oak Hollow Mall to write down the book value of the property to the net sales price.  The loss on impairment is recorded in operating income of discontinued operations for the six months ended June 30, 2011.

In June 2011, we incurred a loss on impairment of real estate assets of $4.5 million related to the second phase of Settlers Ridge in Robinson Township, PA, which is currently under construction.  The development is expected to be sold upon completion and stabilization and the loss was recorded to write down the carrying value of the property to its estimated fair value.

Allowance for Doubtful Accounts

We periodically perform a detailed review of amounts due from tenants to determine if accounts receivable balances are impaired based on factors affecting the collectibility of those balances.  Our estimate of the allowance for doubtful accounts requires significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.  We recorded a provision for doubtful accounts of $1.5 million and $1.7 million for the six months ended June 30, 2011 and 2010, respectively.

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

No impairments of investments in unconsolidated affiliates were incurred during the three and six month periods ended June 30, 2011 and 2010.

Recent Accounting Pronouncements

Accounting Guidance Adopted

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”).  ASU No. 2010-20 requires entities to provide extensive new disclosures in their financial statements about their financing receivables, including credit risk exposures and the allowance for credit losses.  The new disclosures include information regarding credit quality, impaired or modified receivables, non-accrual or past due receivables and activity related to modified receivables and the allowance for credit losses.  In January 2011, the FASB issued ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU No. 2011-01”).  ASU No. 2011-01 delayed immediately the effective date for disclosures prescribed by ASU No. 2010-20 that relate to troubled debt restructurings.  The adoption of the non deferred disclosures prescribed by ASU No. 2010-20 did not have an impact on our condensed consolidated financial statements.

Accounting Pronouncements Not Yet Effective

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU No. 2011-02”).  ASU No. 2011-02 provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring.  For public entities, these amendments are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  The adoption of these amendments will not have material impact on our condensed consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”).  The objective of this accounting update is to align the principles for fair value measurements and the related disclosure requirements under GAAP and International Financial Reporting Standards (“IFRSs”), thus improving the comparability of fair value measurements presented and disclosed in financial statements.  This amendment is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively.  The adoption of ASU No. 2011-04 will not have a material impact on our condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU No. 2011-05”).  The objective of this accounting update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This new accounting guidance is effective for interim and annual periods beginning after December 15, 2011 and is required to be applied retrospectively.  We currently present components of other comprehensive income as part of the statement of changes in stockholders’ equity and, as such, we are evaluating the preferred method between the two options available.  While the adoption of ASU No. 2011-05 will change the presentation format of our condensed consolidated financial statements, it will not have an impact on the amounts reported in those statements.

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

During inflationary periods, substantially all of our tenant leases contain provisions designed to mitigate the impact of inflation.  These provisions include clauses enabling us to receive percentage rent based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases.  In addition, many of the leases are for terms of less than 10 years, which may provide us the opportunity to replace existing leases with new leases at higher base and/or percentage rent if rents of the existing leases are below the then existing market rate.  Most of the leases require the tenants to pay a fixed amount, subject to annual increases, for their share of operating expenses, including common area maintenance, real estate taxes, insurance and certain capital expenditures, which reduces our exposure to increases in costs and operating expenses resulting from inflation.

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

We present both FFO of our Operating Partnership and FFO allocable to common shareholders, as we believe that both are useful performance measures.  We believe FFO of our Operating Partnership is a useful performance measure since we conduct substantially all of our business through our Operating Partnership and, therefore, it reflects the performance of the properties in absolute terms regardless of the ratio of ownership interests of our common shareholders and the noncontrolling interest in our Operating Partnership.  We believe FFO allocable to common shareholders is a useful performance measure because it is the performance measure that is most directly comparable to net income (loss) available to common shareholders.

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

During the three months and six months ended June 30, 2011 and the three months ended June 30, 2010, we recorded losses on impairment of real estate assets.  Considering the significance and nature of the impairments, we believe that it is important to identify the impact of the charge on our FFO measures for a reader to have a complete understanding of our results of operations.  Therefore, we have also presented our FFO measure excluding the impairment charges.

FFO does not represent cash flows from operations as defined by GAAP, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income (loss) for purposes of evaluating our operating performance or to cash flow as a measure of liquidity.

FFO of the Operating Partnership increased to $92.4 million during the three months ended June 30, 2011 compared to $68.6 million in the prior year period. During the three months ended June 30, 2011 and 2010, we incurred losses on impairment of real estate, net of tax benefit, as applicable, of $2.3 million and $25.4 million, respectively.  Excluding these impairment charges, FFO of the Operating Partnership increased to $94.7 million compared to $94.1 million in the prior year period.  FFO of the Operating Partnership increased to $212.4 million during the six months ended June 30, 2011 compared to $162.2 million for the same period in 2010.  During the six months ended June 30, 2011 and 2010, we incurred losses on impairment of real estate, net of tax benefit, as applicable, of $5.0 million and $25.4 million, respectively.  Excluding these impairment charges, FFO of the Operating Partnership increased $29.8 million, or 15.9%, benefiting primarily from the extinguishment of debt in the first quarter of 2011, in addition to occupancy increases, growth in rental rates, and decreased interest expense.

 The reconciliation of FFO to net income (loss) attributable to common shareholders is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss) attributable to common shareholders	$9,782	$(7,242)	$46,507	$3,686
Noncontrolling interest in income (loss) of operating partnership	2,752	(2,723)	13,203	1,387
Depreciation and amortization expense of:	-	-	-	-
Consolidated properties	72,111	68,772	140,092	139,221
Unconsolidated affiliates	8,597	8,486	14,112	15,371
Discontinued operations	-	1,880	86	3,443
Non-real estate assets	(589)	(219)	(1,227)	(438)
Noncontrolling interests' share of depreciation and amortization	(153)	(311)	(302)	(456)
Gain on discontinued operations	(103)	-	(117)	-
Funds from operations of the operating partnership	92,397	68,643	212,354	162,214
Net loss on impairment of real estate, net of tax benefit	2,256	25,435	5,002	25,435
Funds from operations of the operating partnership, excluding loss on impairment of real estate	$94,653	$94,078	$217,356	$187,649

The reconciliations of FFO of the Operating Partnership to FFO allocable to the Company shareholders, including and excluding the loss on impairment of real estate, are as follows (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Reconciliation of FFO of the operating partnership to FFO allocable to Company shareholders:
Funds from operations of the operating partnership	$92,397	$68,643	$212,354	$162,214
Percentage allocable to common shareholders (1)	77.93%	72.66%	77.89%	72.65%
Funds from operations allocable to Company shareholders	$72,005	$49,876	$165,403	$117,848

Funds from operations of the operating partnership, excluding loss on impairment of real estate	$94,653	$94,078	$217,356	$187,649
Percentage allocable to common shareholders (1)	77.93%	72.66%	77.89%	72.65%
Funds from operations allocable to Company shareholders, excluding loss on impairment of real estate	$73,763	$68,357	$169,299	$136,327

(1)	Represents the weighted average number of common shares outstanding for the period divided by the sum of the weighted average number of common shares and the weighted average number of Operating Partnership units outstanding during the period.

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

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at June 30, 2011, a 0.5% increase or decrease in interest rates on variable rate debt would increase or decrease annual cash outflows by approximately $6.2 million and $2.3 million, respectively, and annual interest expense, after the effect of capitalized interest, by approximately $6.7 million and $2.2 million, respectively.

Based on our proportionate share of total consolidated and unconsolidated debt at June 30, 2011, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $92.6 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $95.2 million.

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

PART II - OTHER INFORMATION

ITEM 1:                    Legal Proceedings

On March 11, 2010, The Promenade D’Iberville, LLC (“TPD”), one of our subsidiaries, filed a lawsuit in the Circuit Court of Harrison County, Mississippi, against M. Hanna Construction Co., Inc. ("M Hanna"), Gallet & Associates, Inc., LA Ash, Inc., EMJ Corporation (“EMJ”) and JEA (f/k/a Jacksonville Electric Authority), seeking damages for alleged property damage and related damages occurring at a shopping center development in D’Iberville, Mississippi.  EMJ filed an answer and counterclaim denying liability and seeking to recover from TPD the retainage of approximately $0.3 million allegedly owed under the construction contract.  Kohl’s Department Stores, Inc. (“Kohl’s”) was granted permission to intervene in the lawsuit and, on April 13, 2011, filed a cross-claim against TPD alleging that TPD is liable to Kohl’s for unspecified damages resulting from the actions of the defendants and for the failure to perform the obligations of TPD under a Site Development Agreement with Kohl’s.  Kohl’s also made a claim against us which guaranteed the performance of TPD under the Site Development Agreement.  The case is at the discovery stage.

TPD also has filed claims under several insurance policies in connection with this matter, and there are two pending lawsuits relating to insurance coverage.   On November 4, 2010, First Mercury Insurance Company (“First Mercury”) filed an action in the United States District Court for the Eastern District of Texas against M Hanna and TPD seeking a declaratory judgment concerning coverage under a liability insurance policy issued by First Mercury to M Hanna.  On June 13, 2011, TPD filed an action in the Chancery Court of Hamilton County, Tennessee against National Union Fire Insurance Company of Pittsburgh, PA (“National Union”) and EMJ seeking a declaratory judgment regarding coverage under a liability insurance policy issued by National Union to EMJ and recovery of damages arising out of National Union’s breach of its obligations.

Certain of our executive officers and members of the immediate family of Charles B. Lebovitz, Chairman of the Board of our company, collectively have a significant non-controlling interest in EMJ, a major national construction company that we engaged to build a substantial number of our properties.

ITEM 1A.                    Risk Factors

The following information updates the information disclosed in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010, by providing information that is current as of June 30, 2011:

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

We own partial interests in 20 malls, 13 associated centers, six community centers and eight office buildings. We manage all but three of these properties.  Governor’s Square, Governor’s Plaza and Kentucky Oaks are all owned by joint ventures and are managed by a property manager that is affiliated with the third party managing general partner.  The property manager performs the property management and leasing services for these three properties and receives a fee for its services. The managing partner of the properties controls the cash flow distributions, although our approval is required for certain major decisions.

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

We believe that our properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. As of June 30, 2011, we have recorded in our financial statements a liability of $3.0 million related to potential future asbestos abatement activities at our properties which are not expected to have a material impact on our financial condition or results of operations. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former properties. Therefore, we have not recorded any liability related to hazardous or toxic substances. Nevertheless, it is possible that the environmental assessments available to us do not reveal all potential environmental liabilities. It is also possible that subsequent investigations will identify material contamination, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the properties has not been or will not be affected by tenants and occupants of the properties, by the condition of properties in the vicinity of the properties or by third parties unrelated to us, the Operating Partnership or the relevant property’s partnership.

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

At June 30, 2011, our total share of consolidated and unconsolidated debt outstanding was approximately $5,723.0 million, which represented approximately 58.7% of our total market capitalization at that time, and our total share of consolidated and unconsolidated debt maturing in 2011, 2012 and 2013, giving effect to all maturity extensions that are available at our election, was approximately $147.1 million, $933.5 million and $982.4 million, respectively.  Our significant leverage could have important consequences.  For example, it could:

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

As of June 30, 2011, our total share of consolidated and unconsolidated variable rate debt was $1,264.3 million.  Increases in interest rates will increase our cash interest payments on the variable rate debt we have outstanding from time to time.  If we do not have sufficient cash flow from operations, we might not be able to make all required payments of principal and interest on our debt, which could result in a default or have a material adverse effect on our financial condition and results of operations, and which might adversely affect our cash flow and our ability to make distributions to shareholders.  These significant debt payment obligations might also require us to use a significant portion of our cash flow from operations to make interest and principal payments on our debt rather than for other purposes such as working capital, capital expenditures or distributions on our common equity.

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

Our credit facilities require us to satisfy certain affirmative and negative covenants and to meet numerous financial tests.  The financial covenants under the credit facilities require, among other things, that our Debt to Gross Asset Value ratio, as defined in the agreements to our credit facilities, be less than 65%, that our Interest Coverage ratio, as defined, be greater than 1.75, and that our Debt Service Coverage ratio, as defined, be greater than 1.50.  Compliance with each of these ratios is dependent upon our financial performance.  The Debt to Gross Asset Value ratio is based, in part, on applying a capitalization rate to our earnings before income taxes, depreciation and amortization (“EBITDA”), as defined in the agreements to our credit facilities.  Based on this calculation method, decreases in EBITDA would result in an increased Debt to Gross Asset Value ratio, although overall debt levels remain constant.  As of June 30, 2011, the Debt to Gross Asset Value ratio was 56.3% and we were in compliance with all other covenants related to our credit facilities.

RISKS RELATED TO GEOGRAPHIC CONCENTRATIONS

Since our properties are located principally in the Southeastern and Midwestern United States, our financial position, results of operations and funds available for distribution to shareholders are subject generally to economic conditions in these regions.

Our properties are located principally in the southeastern and midwestern United States. Our properties located in the southeastern United States accounted for approximately 48.7% of our total revenues from all properties for the six months ended June 30, 2011 and currently include 42 malls, 20 associated centers, ten community centers and 18 office buildings. Our properties located in the midwestern United States accounted for approximately 33.3% of our total revenues from all properties for the six months ended June 30, 2011 and currently include 26 malls and four associated centers. Our results of operations and funds available for distribution to shareholders therefore will be subject generally to economic conditions in the southeastern and midwestern United States. While we already have properties located in six states across the southwestern, northeastern and western regions, we will continue to look for opportunities to geographically diversify our portfolio in order to minimize dependency on any particular region; however, the expansion of the portfolio through both acquisitions and developments is contingent on many factors including consumer demand, competition and economic conditions.

Our financial position, results of operations and funds available for distribution to shareholders could be adversely affected by any economic downturn affecting the operating results at our properties in the St. Louis, MO, Nashville, TN, Kansas City (Overland Park), KS, Madison, WI, and Chattanooga, TN metropolitan areas, which are our five largest markets.

Our properties located in the St. Louis, MO, Nashville, TN, Kansas City (Overland Park), KS, Madison, WI, and Chattanooga, TN metropolitan areas accounted for approximately 10.0%, 3.9%, 3.2%, 3.0% and 2.8%, respectively, of our total revenues for the six months ended June 30, 2011. No other market accounted for more than 2.7% of our total revenues for the six months ended June 30, 2011. Our financial position and results of operations will therefore be affected by the results experienced at properties located in these metropolitan areas.

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

ITEM 2:                      Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1–30, 2011	—	$—	—	$—
May 1–31, 2011	4,044	18.39	—	—
June 1–30, 2011	62	16.98	—	—
Total	4,106	$18.37	—	$—

(1)	Represents shares surrendered to the Company by employees to satisfy federal and state income tax withholding requirements related to the vesting of shares of restricted stock.
(2)
Represents the market value of the common stock on the vesting date for the shares of restricted stock, which was used to determine the number of shares required to be surrendered to satisfy income tax withholding requirements.

ITEM 3:                      Defaults Upon Senior Securities

None

ITEM 4:                      (Removed and Reserved)

ITEM 5:                      Other Information

(a)
On June 1, 2011, pursuant to terms previously approved by the Company’s Board of Directors on May 2, 2011 (including approval by unanimous vote of the Company’s independent, non-employee directors), CBL & Associates Management, Inc. (the “Management Company”), a subsidiary of the Company, acquired beneficial ownership of a 2001 Cessna Citation Excel jet aircraft from 100 SC Partners Limited Partnership (“100 SC”), an entity controlled by Charles B. Lebovitz, Chairman of the Board of the Company.  In order to streamline compliance with certain FAA regulatory filing requirements, the transaction was structured as an acquisition by the Management Company of 100% of the beneficial interests of a trust of which 560, Inc., a Tennessee corporation wholly owned by Charles B. Lebovitz, serves as trustee, which resulted in the Management Company acquiring 100% of the beneficial ownership as well as all operational control, possession, command and control with respect to the aircraft.  Under the terms of the transaction, which were based on the current fair market value of the aircraft as established by an independent appraisal, the Management Company paid cash consideration of approximately $2.7 million for the aircraft.  The Management Company also will be responsible for overhauling the aircraft’s engines at a cost of approximately $1.3 million.

Additional information concerning the ownership of 100 SC and the terms on which the Company utilized this aircraft for business purposes from time to time prior to its purchase by the Management Company are set forth in the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Person Transactions – Affiliated Entities.”  Such information is incorporated herein by reference.  Pursuant to a resolution adopted by the Company’s Board of Directors and subject to the limitations of the Federal Aviation Regulations as currently interpreted by the Federal Aviation Administration’s Chief Counsel, Company executives who utilize this aircraft for personal transportation (as specified in such resolution) will, in connection with such usage, reimburse the Company an amount not to exceed the Company’s cost of owning, operating, and maintaining the aircraft.

(b)
On June 29, 2011, we modified our $520.0 million secured credit facility with Wells Fargo Bank NA, as administrative agent, to remove the LIBOR floor of 1.50%.  Pursuant to the modifications, the facility bears interest at an annual rate equal to one-month, three-month, six-month or one-year LIBOR (as selected by us), plus 200 to 300 basis points, depending on our leverage ratio.

(c)
On July 26, 2011, we extended and modified our $525.0 million secured credit facility with Wells Fargo Bank NA, as administrative agent.  The revised facility reflects an extension of the maturity of the facility from February 2012 to February 2014 with an additional one-year extension option at our election, subject to continued compliance with the terms of the facility.  Outstanding balances on the facility are no longer subject to a LIBOR floor and bear interest at an annual rate equal to one-month, three-month, six-month or one-year LIBOR (as selected by us), plus 200 to 300 basis points, depending on our leverage ratio.

(d)
On June 15, 2011, we extended and modified our $105.0 million secured credit facility with First Tennessee Bank NA, as administrative agent.  The revised facility reflects the removal of a 1.50% floor on LIBOR and an extension of the maturity of the facility from June 2012 to June 2013.  Amounts outstanding thereunder bear interest at an annual rate equal to one-month, three-month, six-month or one-year LIBOR (as selected by us), plus 200 to 300 basis points, depending on our leverage ratio.

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
(Authorized Officer and Principal Financial Officer)

Date: August 9, 2011

INDEX TO EXHIBITS

Exhibit Number	Description

10.5.7	First Amendment to Second Amended and Restated Stock Incentive Plan of CBL & Associates Properties, Inc.*
10.11.3	First Amendment to Second Amended and Restated Credit Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et al., dated as of June 29, 2011
10.11.4
Letter Agreement, dated July 12, 2011, concerning First Amendment to Second Amended and Restated Credit Agreement by and among the Operating Partnership and the Company and Wells Fargo Bank, National Association, et. al., dated as of June 29, 2011

10.15.5	Amended and Restated Loan Agreement between the Operating Partnership, The Lakes Mall, LLC, Lakeshore/Sebring Limited Partnership and First Tennessee Bank National Association, dated June 15, 2011
10.23.2	First Amendment to Seventh Amended and Restated Credit Agreement between CBL & Associates Limited Partnership and Wells Fargo Bank, National Association, et al., dated July 26, 2011
10.24	Narrative Summary of Material Terms of Aircraft Purchase Effective June 1, 2011
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends
31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  * Effective May 3, 2011, the Company’s Board of Directors and Compensation Committee approved an immaterial amendment to the Company’s Stock Incentive Plan that (i) increased the maximum potential amount of an annual common stock award to Non-Employee Directors (but not the total number of shares available for awards under the plan) and (ii) eliminated post-retirement transfer restrictions previously imposed on common stock granted to Non-Employee Directors.