Form 10-Q/A
period 2011-06-30
CBL & ASSOCIATES PROPERTIES INC
filed 2011-09-09
CIK 910612

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

Large accerlerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

As of August 3, 2011, there were 148,363,530 shares of common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A revises the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 of CBL & Associates Properties, Inc., initially filed on August 9, 2011 (the “Form 10-Q”), solely to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.  Exhibit 101 consists of the following materials from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Except as described above, no other revisions are being made to the Form 10-Q. This Amendment No. 1 does not update or modify the disclosure contained in the Form 10-Q in any way other than as required to reflect the Exhibit discussed above and does not reflect events occurring after the August 9, 2011 filing of the Form 10-Q.

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
(Authorized Officer and Principal Financial Officer)

Date: September 8, 2011

INDEX TO EXHIBITS

Exhibit Number	Description

10.5.7**	First Amendment to Second Amended and Restated Stock Incentive Plan of CBL & Associates Properties, Inc.*
10.11.3**	First Amendment to Second Amended and Restated Credit Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et al., dated as of June 29, 2011
10.11.4**
Letter Agreement, dated July 12, 2011, concerning First Amendment to Second Amended and Restated Credit Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et al., dated as of June 29, 2011

10.15.5**	Amended and Restated Loan Agreement between the Operating Partnership, The Lakes Mall, LLC, Lakeshore/Sebring Limited Partnership and First Tennessee Bank National Association, dated June 15, 2011
10.23.2**	First Amendment to Seventh Amended and Restated Credit Agreement between CBL & Associates Limited Partnership and Wells Fargo Bank, National Association, et al., dated July 26, 2011
10.24**	Narrative Summary of Material Terms of Aircraft Purchase Effective June 1, 2011
12.1**	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.
31.1**	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

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

** Previously filed or furnished with CBL & Associates Properties, Inc.’s Form 10-Q filed on August 9, 2011 (SEC File No. 1-12494).

*** Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.