Form 10-Q/A
period 2011-06-30
CBL & ASSOCIATES PROPERTIES INC
filed 2011-09-09
CIK 910612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE

Our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, initially filed on August 9, 2011 (“Form 10-Q”), as amended by Amendment No. 1 to Form 10-Q (“Amendment No. 1”) submitted on September 8, 2011, is revised by this Amendment No. 2 on Form 10-Q/A to our Form 10-Q (“Amendment No. 2”) solely to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.  Exhibit 101 was intended to be furnished by Amendment No. 1.  However, the exhibit files as supplied by our vendor contained an error which prohibited their transmission.  Exhibit 101 consists of the following materials from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language):

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
101.CAL                      XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB                      XBRL Taxonomy Extension Label Linkbase Document
101.PRE                      XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF                      XBRL Taxonomy Extension Definition Linkbase Document

Except as described above, no other revisions are being made to the Form 10-Q, as amended. This Amendment No. 2 does not update or modify the disclosure contained in the Form 10-Q, as amended, in any way other than as required to reflect the Exhibit discussed above and does not reflect events occurring after the August 9, 2011 filing of the Form 10-Q.

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

CBL & ASSOCIATES PROPERTIES, INC.
/s/ Andrew F. Cobb
_____________________________________
Andrew F. Cobb
Vice President and
Director of Accounting
(Authorized Officer)

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