Form 10-Q
period 2011-09-30
CBL & ASSOCIATES PROPERTIES INC
filed 2011-11-09
CIK 910612

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
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
As of November 2, 2011, there were 148,364,359 shares of common stock, par value $0.01 per share, outstanding.

CBL & Associates Properties, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1:   Financial Statements

CBL & Associates Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

ASSETS	September 30, 2011	December 31, 2010
Real estate assets:
Land	$926,423	$928,025
Buildings and improvements	7,585,004	7,543,326
	8,511,427	8,471,351
Accumulated depreciation	(1,883,878)	(1,721,194)
	6,627,549	6,750,157
Developments in progress	151,271	139,980
Net investment in real estate assets	6,778,820	6,890,137
Cash and cash equivalents	61,912	50,896
Receivables:
Tenant, net of allowance for doubtful accounts of $1,971 in 2011 and $3,167 in 2010	79,471	77,989
Other, net of allowance for doubtful accounts of $1,397 in 2011	12,347	11,996
Mortgage and other notes receivable	26,942	30,519
Investments in unconsolidated affiliates	179,504	179,410
Intangible lease assets and other assets	283,499	265,607
	$7,422,495	$7,506,554

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness	$5,233,148	$5,209,747
Accounts payable and accrued liabilities	314,828	314,651
Total liabilities	5,547,976	5,524,398
Commitments and contingencies (Notes 5 and 11)
Redeemable noncontrolling interests:
Redeemable noncontrolling partnership interests	24,507	34,379
Redeemable noncontrolling preferred joint venture interest	423,834	423,834
Total redeemable noncontrolling interests	448,341	458,213
Shareholders' equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized:
7.75% Series C Cumulative Redeemable Preferred Stock, 460,000 shares outstanding	5	5
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding	18	18
Common stock, $.01 par value, 350,000,000 shares authorized, 148,363,832 and 147,923,707 issued and outstanding in 2011 and 2010, respectively	1,484	1,479
Additional paid-in capital	1,667,294	1,657,507
Accumulated other comprehensive income	961	7,855
Dividends in excess of cumulative earnings	(440,798)	(366,526)
Total shareholders' equity	1,228,964	1,300,338
Noncontrolling interests	197,214	223,605
Total equity	1,426,178	1,523,943
	$7,422,495	$7,506,554
The accompanying notes are an integral part of these balance sheets.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES:
Minimum rents	$174,917	$167,742	$515,682	$500,178
Percentage rents	3,040	2,602	8,894	8,680
Other rents	4,206	4,236	13,797	13,321
Tenant reimbursements	77,524	77,370	231,688	231,376
Management, development and leasing fees	1,909	1,369	4,814	4,676
Other	8,415	7,351	26,372	21,822
Total revenues	270,011	260,670	801,247	780,053

OPERATING EXPENSES:
Property operating	39,479	37,393	115,729	111,585
Depreciation and amortization	71,404	71,814	211,496	211,035
Real estate taxes	23,801	24,676	73,482	73,796
Maintenance and repairs	13,898	12,826	43,997	41,459
General and administrative	10,092	10,495	33,133	31,890
Loss on impairment of real estate	51,304	—	55,761	—
Other	7,446	6,351	22,795	19,467
Total operating expenses	217,424	163,555	556,393	489,232
Income from operations	52,587	97,115	244,854	290,821
Interest and other income	598	832	1,755	2,831
Interest expense	(70,643)	(71,178)	(209,771)	(216,052)
Gain on extinguishment of debt	—	—	581	—
Gain on sales of real estate assets	2,890	562	3,637	2,577
Equity in earnings (losses) of unconsolidated affiliates	989	(1,558)	4,222	(610)
Income tax (provision) benefit	(4,653)	1,264	1,770	5,052
Income (loss) from continuing operations	(18,232)	27,037	47,048	84,619
Operating income (loss) of discontinued operations	(57)	611	27,986	(25,251)
Gain (loss) on discontinued operations	(31)	29	86	29
Net income (loss)	(18,320)	27,677	75,120	59,397
Net (income) loss attributable to noncontrolling interests in:
Operating partnership	7,760	(3,605)	(5,443)	(4,992)
Other consolidated subsidiaries	(6,166)	(6,133)	(18,708)	(18,394)
Net income (loss) attributable to the Company	(16,726)	17,939	50,969	36,011
Preferred dividends	(10,594)	(8,359)	(31,782)	(22,745)
Net income (loss) attributable to common shareholders	$(27,320)	$9,580	$19,187	$13,266

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)
(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic per share data attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$(0.18)	$0.07	$(0.02)	$0.23
Discontinued operations	—	—	0.15	(0.13)
Net income (loss) attributable to common shareholders	$(0.18)	$0.07	$0.13	$0.10
Weighted average common shares outstanding	148,363	138,075	148,264	138,037

Diluted earnings per share data attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$(0.18)	$0.07	$(0.02)	$0.23
Discontinued operations	—	—	0.15	(0.13)
Net income (loss) attributable to common shareholders	$(0.18)	$0.07	$0.13	$0.10
Weighted average common and potential dilutive common shares outstanding	148,405	138,121	148,310	138,079

Amounts attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$(27,252)	$9,115	$(2,682)	$31,592
Discontinued operations	(68)	465	21,869	(18,326)
Net income (loss) attributable to common shareholders	$(27,320)	$9,580	$19,187	$13,266

Dividends declared per common share	$0.21	$0.20	$0.63	$0.60

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Partnership Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2010	$22,689	$12	$1,379	$1,399,654	$491	$(283,640)	$1,117,896	$302,483	$1,420,379
Net income	2,997	—	—	—	—	36,011	36,011	4,935	40,946
Other comprehensive income (loss):
Net unrealized gain on available-for-sale securities	44	—	—	—	3,879	—	3,879	1,431	5,310
Net unrealized gain on hedging instruments	21	—	—	—	1,867	—	1,867	681	2,548
Realized loss on foreign currency translation adjustment	1	—	—	—	123	—	123	45	168
Net unrealized gain (loss) on foreign currency translation adjustment	(397)	—	—	—	(962)	—	(962)	1,203	241
Other comprehensive income (loss)	(331)						4,907	3,360	8,267

Dividends declared - common stock	—	—	—	—	—	(82,834)	(82,834)	—	(82,834)
Dividends declared - preferred stock	—	—	—	—	—	(22,745)	(22,745)	—	(22,745)
Issuance of preferred stock in equity offering	—	6	—	121,262	—	—	121,268	—	121,268
Issuance of common stock and restricted common stock	—	—	1	164	—	—	165	—	165
Cancellation of restricted common stock	—	—	—	(175)	—	—	(175)	—	(175)
Exercise of stock options	—	—	1	941	—	—	942	—	942
Accrual under deferred compensation arrangements	—	—	—	30	—	—	30	—	30
Amortization of deferred compensation	—	—	—	1,844	—	—	1,844	—	1,844
Income tax effect of share-based compensation	(10)	—	—	(1,468)	—	—	(1,468)	(337)	(1,805)
Distributions to noncontrolling interests	(7,787)	—	—	—	—	—	—	(43,993)	(43,993)
Adjustment for noncontrolling interests	2,311	—	—	(10,050)	—	—	(10,050)	7,739	(2,311)
Adjustment to record redeemable noncontrolling interests at redemption value	7,781	—	—	(7,781)	—	—	(7,781)	—	(7,781)
Balance, September 30, 2010	$27,650	$18	$1,381	$1,504,421	$5,398	$(353,208)	$1,158,010	$274,187	$1,432,197

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands)
(Continued)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Partnership Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2011	$34,379	$23	$1,479	$1,657,507	$7,855	$(366,526)	$1,300,338	$223,605	$1,523,943
Net income	3,055	—	—	—	—	50,969	50,969	5,661	56,630
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(28)	—	—	—	(2,652)	—	(2,652)	(723)	(3,375)
Realized loss on sale of marketable securities	—	—	—	—	17	—	17	5	22
Unrealized loss on hedging instruments	(45)	—	—	—	(4,259)	—	(4,259)	(1,162)	(5,421)
Other comprehensive loss	(73)						(6,894)	(1,880)	(8,774)

Conversion of operating partnership special common units to shares of common stock	—	—	1	728	—	—	729	(729)	—
Dividends declared - common stock	—	—	—	—	—	(93,459)	(93,459)	—	(93,459)
Dividends declared - preferred stock	—	—	—	—	—	(31,782)	(31,782)	—	(31,782)
Issuance of common stock and restricted common stock	—	—	2	233	—	—	235	—	235
Cancellation of restricted common stock	—	—	—	(184)	—	—	(184)	—	(184)
Exercise of stock options	—	—	2	1,953	—	—	1,955	—	1,955
Accrual under deferred compensation arrangements	—	—	—	41	—	—	41	—	41
Amortization of deferred compensation	—	—	—	1,629	—	—	1,629	—	1,629
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1,040	1,040
Distributions to noncontrolling interests	(6,405)	—	—	—	—	—	—	(31,545)	(31,545)
Adjustment for noncontrolling interests	2,181	—	—	(3,243)	—	—	(3,243)	1,062	(2,181)
Adjustment to record redeemable noncontrolling interests at redemption value	(8,630)	—	—	8,630	—	—	8,630	—	8,630
Balance, September 30, 2011	$24,507	$23	$1,484	$1,667,294	$961	$(440,798)	$1,228,964	$197,214	$1,426,178

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$75,120	$59,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	211,582	216,016
Net amortization of deferred finance costs and debt premiums	8,143	5,219
Net amortization of intangible lease assets and liabilities	(1,179)	(1,481)
Gain on sales of real estate assets	(3,637)	(2,577)
Realized foreign currency loss	—	169
Gain on sale of discontinued operations	(86)	(29)
Write-off of development projects	51	420
Share-based compensation expense	1,769	1,932
Income tax effect of share-based compensation	—	(1,815)
Net realized loss on sale of available-for-sale securities	22	—
Write-down of mortgage and other notes receivable	1,900	—
Loss on impairment of real estate	55,761	—
Loss on impairment of real estate from discontinued operations	2,239	25,435
Gain on extinguishment of debt	(581)	—
Gain on extinguishment of debt from discontinued operations	(31,434)	—
Equity in (earnings) losses of unconsolidated affiliates	(4,222)	610
Distributions of earnings from unconsolidated affiliates	6,171	3,554
Provision for doubtful accounts	1,999	2,950
Change in deferred tax accounts	(5,032)	2,245
Changes in:
Tenant and other receivables	(3,908)	(8,623)
Other assets	552	(5,918)
Accounts payable and accrued liabilities	2,905	(7,666)
Net cash provided by operating activities	318,135	289,838

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(149,321)	(80,689)
Acquisition of real estate assets	(12,172)	—
(Additions) reductions to restricted cash	(13,571)	16,837
Proceeds from sales of real estate assets	20,495	5,485
Additions to mortgage and other notes receivable	(5,300)	—
Payments received on mortgage and other notes receivable	4,817	1,485
Net purchases of available-for-sale securities	—	(9,975)
Additional investments in and advances to unconsolidated affiliates	(20,041)	(22,019)
Distributions in excess of equity in earnings of unconsolidated affiliates	13,094	28,548
Changes in other assets	(10,770)	(4,089)
Net cash used in investing activities	(172,769)	(64,417)

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$1,373,265	$637,113
Principal payments on mortgage and other indebtedness	(1,315,890)	(824,371)
Additions to deferred financing costs	(16,154)	(4,418)
Proceeds from issuances of common stock	136	104
Proceeds from issuances of preferred stock	—	121,268
Proceeds from exercises of stock options	1,955	942
Income tax effect of share-based compensation	—	1,815
Contributions from noncontrolling interests	1,040	—
Distributions to noncontrolling interests	(55,033)	(64,409)
Dividends paid to holders of preferred stock	(31,782)	(22,745)
Dividends paid to common shareholders	(91,887)	(62,114)
Net cash used in financing activities	(134,350)	(216,815)

NET CHANGE IN CASH AND CASH EQUIVALENTS	11,016	8,606
CASH AND CASH EQUIVALENTS, beginning of period	50,896	48,062
CASH AND CASH EQUIVALENTS, end of period	$61,912	$56,668

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$202,097	$212,343

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

CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the “Operating Partnership”). As of September 30, 2011, the Operating Partnership owned controlling interests in 77 regional malls/open-air centers, 30 associated centers (each located adjacent to a regional mall), eight community centers and 14 office buildings, including CBL’s corporate office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a variable interest entity.  At September 30, 2011, the Operating Partnership owned non-controlling interests in seven regional malls, four associated centers, five community centers and six office buildings. Because one or more of the other partners have substantive participating rights, the Operating Partnership does not control these partnerships and joint ventures and, accordingly, accounts for these investments using the equity method. The Operating Partnership had controlling interests in two community center expansions, one mall expansion and three mall redevelopments under construction at September 30, 2011.  The Operating Partnership also holds options to acquire certain development properties owned by third parties.

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At September 30, 2011, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 76.9% limited partner interest for a combined interest held by CBL of 77.9%.

The noncontrolling interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively “CBL’s Predecessor”) and by affiliates of The Richard E. Jacobs Group, Inc. (“Jacobs”). CBL’s Predecessor contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993. Jacobs contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for limited partner interests when the Operating Partnership acquired the majority of Jacobs’ interests in 23 properties in January 2001 and the balance of such interests in February 2002. At September 30, 2011, CBL’s Predecessor owned a 9.8% limited partner interest, Jacobs owned a 6.9% limited partner interest and third parties owned a 5.4% limited partner interest in the Operating Partnership.  CBL’s Predecessor also owned 7.4 million shares of CBL’s common stock at September 30, 2011, for a total combined effective interest of 13.7% in the Operating Partnership.

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

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Material intercompany transactions have been eliminated. The results for the interim period ended September 30, 2011 are not necessarily indicative of the results to be obtained for the full fiscal year.

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

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU No. 2011-02”).  ASU No. 2011-02 provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring.  For public entities, these amendments are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.   The adoption of these amendments did not have an impact on the Company’s condensed consolidated financial statements.

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

The following tables set forth information regarding the Company’s financial instruments that are measured at fair value in the condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010:

		Fair Value Measurements at Reporting Date Using
	Fair Value at September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$32,014	$20,185	$—	$11,829
Privately held debt and equity securities	2,475	—	—	2,475
Interest rate caps	1	—	1	—

Liabilities:
Interest rate swaps	$5,560	$—	$5,560	$—

		Fair Value Measurements at Reporting Date Using
	Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$22,052	$22,052	$—	$—
Privately held debt and equity securities	2,475	—	—	2,475
Interest rate cap	3	—	3	—

Intangible lease assets and other assets in the consolidated balance sheets include marketable securities consisting of corporate equity securities, mortgage/asset-backed securities, mutual funds and bonds that are classified as available for sale.  Net unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of accumulated other comprehensive income in redeemable noncontrolling interests, shareholders’ equity and noncontrolling interests.  If a decline in the value of an investment is deemed to be other than temporary, the investment is written down to fair value and an impairment loss is recognized in the current period to the extent of the decline in value.  During the three and nine month periods ended September 30, 2011 and 2010, the Company did not record any write-downs related to other-than-temporary impairments.  During the nine months ended September 30, 2011, the Company recognized realized losses of $22 related to sales of marketable securities.  The fair value of the Company’s available-for-sale securities is based on quoted market prices and, thus, is classified under Level 1.  The following is a summary of the equity securities held by the Company as of September 30, 2011 and December 31, 2010:

		Gross Unrealized
	Adjusted Cost	Gains	Losses	Fair Value
September 30, 2011:
Common stocks	$4,207	$6,373	$(5)	$10,575
Mutual funds	5,539	18	(99)	5,458
Mortgage/asset-backed securities	1,748	12	—	1,760
Government and government sponsored entities	14,960	46	(1,542)	13,464
Corporate bonds	699	24	—	723
International bonds	33	1	—	34
	$27,186	$6,474	$(1,646)	$32,014

		Gross Unrealized
	Adjusted Cost	Gains	Losses	Fair Value
December 31, 2010:
Common stocks	$4,207	$8,347	$(4)	$12,550
Mutual funds	5,318	37	(39)	5,316
Mortgage/asset-backed securities	1,571	—	(6)	1,565
Government and government sponsored entities	1,864	8	(11)	1,861
Corporate bonds	710	18	—	728
International bonds	32	—	—	32
	$13,702	$8,410	$(60)	$22,052

The Company holds a secured convertible promissory note from Jinsheng Group (“Jinsheng”), in which the Company also holds a cost-method investment.  The secured convertible note is non-interest bearing and is secured by shares of Jinsheng.  Since the secured convertible note is non-interest bearing and there is no active market for Jinsheng’s debt, the Company performed an analysis on the note considering credit risk and discounting factors to determine the fair value.  Due to the significant estimates and assumptions used in the valuation of the note, the Company has classified it under Level 3.  The Company performed quantitative and qualitative analyses of its investment as of September 30, 2011 and determined that the current balance of the secured convertible note of $2,475 is not impaired.  See Note 5 for further discussion.

The Company uses interest rate hedges to mitigate the effect of interest rate movements on its variable-rate debt.  The Company had four interest rate swaps and two interest rate caps as of September 30, 2011 and one interest rate cap as of December 31, 2010 that qualify as hedging instruments and are designated as cash flow hedges.  The interest rate caps are included in intangible lease assets and other assets and the interest rate swaps are reflected in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.  The swaps and caps have predominantly met the effectiveness test criteria since inception and changes in their fair values are, thus, primarily reported in other comprehensive income and are reclassified into earnings in the same period or periods during which the hedged items affect earnings.  The fair values of the Company’s interest rate hedges, classified under Level 2, are determined using a proprietary model which is based on prevailing market data for contracts with matching durations, current and anticipated London Interbank Offered Rate (“LIBOR”) information, consideration of the Company’s credit standing, credit risk of the counterparties and reasonable estimates about relevant future market conditions.  See Note 6 for further information regarding the Company’s interest rate hedging activity.

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments.  Based on the interest rates for similar financial instruments, the carrying value of mortgage notes receivable is a reasonable estimate of fair value.  The estimated fair value of mortgage and other indebtedness was $5,534,315 and $5,709,860 at September 30, 2011 and December 31, 2010, respectively.  The estimated fair value was calculated by discounting future cash flows for the notes payable using estimated market rates at which similar loans would be made currently.

The following table sets forth information regarding the Company’s assets that are measured at fair value on a nonrecurring basis:

		Fair Value Measurements at Reporting Date Using
	Fair Value at September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Asset:
Long-lived assets	$22,481	$—	$—	$22,481	$55,140

In accordance with the Company's quarterly impairment review process, the Company recorded a non-cash impairment of real estate of $50,683 in the third quarter of 2011 related to Columbia Place in Columbia, SC, to write-down the depreciated book value as of September 30, 2011 from $56,746 to an estimated fair value of $6,063 as of the same date. Columbia Place has experienced declining cash flows as a result of changes in property-specific market conditions, which were further exacerbated by the recent economic conditions, that have negatively impacted leasing activity and occupancy.

The Company recorded an impairment of real estate of $622 related to an outparcel that was sold in September 2011 for net proceeds after selling costs of $1,477, which was less than its carrying amount of $2,099.

The Company recorded a non-cash impairment of real estate of $4,457 during the second quarter of 2011 related to Settlers Ridge - Phase II, which was under construction at June 30, 2011.  The property had a carrying value of $19,330 as of June 30, 2011 that was written down to its estimated fair value of $14,873 as of the same date. The property is expected to be sold upon completion and stabilization and the loss was recorded to write down the book value of the property to its estimated fair value.  The fair value was estimated using the expected sales price and the projected book value of the completed property.

The fair value reflected in the table above reflects the estimated fair value of $6,063 of Columbia Place as of September 30, 2011 and the estimated fair value of Settlers Ridge Phase II of $14,873 as of June 30, 2011, adjusted for capital expenditures and depreciation expense during the third quarter of 2011.

The revenues of Columbia Place and Settlers Ridge Phase II accounted for approximately 1.0% of total consolidated revenues for the trailing twelve months ended September 30, 2011. A reconciliation of each property's carrying values for the nine months ended September 30, 2011 is as follows:

	Columbia Place	Settlers Ridge Phase II	Total
Beginning carrying value, January 1, 2011	$58,207	$12,461	$70,668
Capital expenditures	14	8,505	8,519
Depreciation expense	(1,475)	(91)	(1,566)
Loss on impairment of real estate	(50,683)	(4,457)	(55,140)
Ending carrying value, September 30, 2011	$6,063	$16,418	$22,481

Note 4 – Acquisitions and Discontinued Operations

Acquisitions

On September 30, 2011, the Company purchased Northgate Mall located in Chattanooga, TN, for a total cash purchase price of $12,172. The results of operations of Northgate Mall are included in the consolidated financial statements beginning on the date of acquisition. The following table summarizes the preliminary allocation of the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

Land	$1,217
Buildings and improvements	10,590
Above-market leases	243
In-place leases	365
Total assets	12,415
Below-market leases	(243)
Net assets acquired	$12,172

Discontinued Operations

In February 2011, the Company completed the sale of Oak Hollow Mall in High Point, NC, for a gross sales price of $9,000.  Net proceeds from the sale were used to retire the outstanding principal balance and accrued interest of $40,281 on the non-recourse loan secured by the property in accordance with the lender’s agreement to modify the outstanding principal balance and accrued interest to equal the net sales price for the property and, as a result, the Company recorded a gain on the extinguishment of debt of $31,434 in the first quarter of 2011.  The Company also recorded a loss on impairment of real estate in the first quarter of 2011 of $2,746 to write down the book value of the property to the net sales price.  As of June 30, 2010, the Company recorded a loss on impairment of real estate of $25,435 related to the property to write down its depreciated book value to its then estimated fair value.  The results of operations of this property, the gain on extinguishment of debt and the losses on impairment of real estate are reflected in discontinued operations for the three and nine month periods ended September 30, 2010 and the nine months ended September 30, 2011, as applicable.

In October 2010, the Company completed the sale of Pemberton Square, located in Vicksburg, MS, for a sales price of $1,863 less commissions and customary closing costs for a net sales price of $1,782.  The Company recorded a gain of $379 attributable to the sale in the fourth quarter of 2010.  Proceeds from the sale were used to reduce the outstanding borrowings on the Company’s $525,000 secured credit facility.  The results of operations of this property are included in discontinued operations for the three and nine month periods ended September 30, 2010 .

In December 2010, the Company completed the sale of Milford Marketplace, located in Milford, CT, and the conveyance of its ownership interest in phase I of Settlers Ridge, located in Robinson Township, PA, for a sales price of $111,835 less commissions and customary closing costs for a net sales price of $110,709.  The Company recorded a loss on impairment of assets of $12,363 in the fourth quarter of 2010 to reflect the fair value of the properties at the time of the sale. During the second quarter of 2011, the Company reduced the initial amount of the impairment loss by $507 to record settlements of estimated expenses related to the transactions based on actual amounts. Net proceeds from the sale, after repayment of a construction loan, were used to reduce the outstanding borrowings on the Company’s $525,000 secured credit facility.  The results of operations of these properties are included in discontinued operations for the three and nine month periods ended September 30, 2010.

In December 2010, the Company completed the sale of Lakeview Pointe, located in Stillwater, OK, for a sales price of $21,000 less commissions and customary closing costs for a net sales price of $20,631.  The Company recorded a loss on impairment of real estate assets of $1,302 in the fourth quarter of 2010 to reflect the fair value of the property at the time of sale.  Net proceeds from the sale, after repayment of a construction loan, were used to reduce the outstanding borrowings on the Company’s $525,000 secured credit facility.  The results of operations of this property are included in discontinued operations for the three and nine month periods ended September 30, 2010.

Total revenues of the centers described above that are included in discontinued operations were $39 and $5,469 for the three months ended September 30, 2011 and 2010, respectively, and $(450) and $14,416 for the nine months ended September 30, 2011 and 2010, respectively.  Discontinued operations for the three and nine month periods ended September 30, 2011 and 2010 also include settlements of estimated expenses based on actual amounts for properties sold during previous years.

Note 5 – Unconsolidated Affiliates, Noncontrolling Interests and Cost Method Investments

Unconsolidated Affiliates

At September 30, 2011, the Company had investments in the following 16 entities, which are accounted for using the equity method of accounting:

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

Although the Company has majority ownership of certain of these joint ventures, it has evaluated these investments and concluded that the other partners or owners in these joint ventures have substantive participating rights, such as approvals of:

•	the pro forma for the development and construction of the project and any material deviations or modifications thereto;

•	the site plan and any material deviations or modifications thereto;

•	the conceptual design of the project and the initial plans and specifications for the project and any material deviations or modifications thereto;

•	any acquisition/construction loans or any permanent financings/refinancings;

•	the annual operating budgets and any material deviations or modifications thereto;

•	the initial leasing plan and leasing parameters and any material deviations or modifications thereto; and

•	any material acquisitions or dispositions with respect to the project.
As a result of the joint control over these joint ventures, the Company accounts for these investments using the equity method of accounting.

Condensed combined financial statement information of these unconsolidated affiliates is as follows:

	Total for the Three Months Ended September 30,		Company's Share for the Three Months Ended September 30,
	2011	2010	2011	2010
Revenues	$37,290	$38,814	$20,683	$17,884
Depreciation and amortization expense	(12,481)	(13,713)	(7,020)	(5,681)
Interest expense	(12,903)	(14,228)	(7,195)	(5,658)
Other operating expenses (1)	(10,842)	(12,535)	(5,599)	(8,047)
Gain (loss) on sales of real estate assets	79	(1)	120	(47)
Operating loss of discontinued operations	—	(19)	—	(9)
Net income (loss)	$1,143	$(1,682)	$989	$(1,558)

	Total for the Nine Months Ended September 30,		Company's Share for the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$114,237	$116,187	$63,667	$60,195
Depreciation and amortization expense	(37,581)	(40,957)	(21,132)	(20,885)
Interest expense	(39,140)	(41,929)	(21,655)	(21,269)
Other operating expenses	(33,647)	(36,162)	(18,024)	(18,800)
Gain on sales of real estate assets	1,744	1,289	1,366	73
Operating income of discontinued operations	—	151	—	76
Net income (loss)	$5,613	$(1,421)	$4,222	$(610)

(1)
The Company's share of other operating expense for the three months ended September 30, 2010 includes an adjustment of $2,119 to reduce earnings previously allocated to it based on the terms of certain joint venture agreements. There is no effect of this adjustment on any other period presented.

Noncontrolling Interests

Noncontrolling interests include the aggregate noncontrolling partnership interest in the Operating Partnership that is not owned by the Company and for which each of the noncontrolling limited partners has the right to exchange all or a portion of its partnership interests for shares of the Company’s common stock, or at the Company’s election, their cash equivalent.  Noncontrolling interests also includes the aggregate noncontrolling ownership interest in the Company’s other consolidated subsidiaries that is held by third parties and for which the related partnership agreements either do not include redemption provisions or are subject to redemption provisions that do not require classification outside of permanent equity.  As of September 30, 2011, the total noncontrolling interests of $197,214 consisted of third-party interests in the Operating Partnership and in other consolidated subsidiaries of $190,827 and $6,387 respectively.  The total noncontrolling interests at December 31, 2010 of $223,605 consisted of third-party interests in the Operating Partnership and in other consolidated subsidiaries of $217,519 and $6,086, respectively.

Redeemable noncontrolling interests include a noncontrolling partnership interest in the Operating Partnership that is not owned by the Company and for which the partnership agreement includes redemption provisions that may require the Company to redeem the partnership interest for real property.  Redeemable noncontrolling interests also includes the aggregate noncontrolling ownership interest in other consolidated subsidiaries that is held by third parties and for which the related partnership agreements contain redemption provisions at the holder’s election that allow for redemption through cash and/or properties.  The total redeemable noncontrolling partnership interests of $24,507 as of September 30, 2011 consisted of third-party interests in the Operating Partnership and in the Company’s consolidated subsidiary that provides security and maintenance services to third parties of $18,413 and $6,094, respectively.  At December 31, 2010, the total redeemable noncontrolling partnership interests of $34,379 consisted of third-party interests in the Operating Partnership and in the Company’s consolidated security and maintenance services subsidiary of $28,070 and $6,309, respectively.

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

	Nine Months Ended September 30,
	2011	2010
Beginning Balance	$423,834	$421,570
Net income attributable to redeemable noncontrolling preferred joint venture interest	15,436	15,454
Distributions to redeemable noncontrolling preferred joint venture interest	(15,436)	(15,336)
Issuance of preferred joint venture interest	—	2,146
Ending Balance	$423,834	$423,834

Cost Method Investments

The Company owns a 6.2% noncontrolling interest in subsidiaries of Jinsheng, an established mall operating and real estate development company located in Nanjing, China. As of September 30, 2011, Jinsheng owns controlling interests in 12 home furnishing shopping malls.

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

The Company accounts for its noncontrolling interest in Jinsheng using the cost method because the Company does not exercise significant influence over Jinsheng and there is no readily determinable market value of Jinsheng’s shares since they are not publicly traded.  The noncontrolling interest and the secured note are reflected as investment in unconsolidated affiliates in the accompanying condensed consolidated balance sheets.  The Company performed quantitative and qualitative analyses of its noncontrolling investment as of September 30, 2011 and determined that the carrying value of its investment of $4,819 is not impaired.

Note 6 – Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following:

	September 30, 2011		December 31, 2010
	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$4,047,205	5.63%	$3,664,293	5.85%
Recourse term loans on operating properties	78,075	5.89%	30,449	6.00%
Total fixed-rate debt	4,125,280	5.64%	3,694,742	5.85%
Variable-rate debt:
Non-recourse term loans on operating properties	113,500	3.60%	114,625	3.61%
Recourse term loans on operating properties	285,067	2.36%	350,106	2.28%
Construction loans	57,061	3.25%	14,536	3.32%
Secured lines of credit	215,026	2.99%	598,244	3.38%
Unsecured term loans	437,214	1.60%	437,494	1.66%
Total variable-rate debt	1,107,868	2.35%	1,515,005	2.65%
Total	$5,233,148	4.94%	$5,209,747	4.92%

(1)	Weighted-average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.

(2)
The Company has four interest rate swaps on notional amounts totaling $118,641 as of September 30, 2011 related to its variable-rate loans on operating properties to effectively fix the interest rate on the respective loans.  Therefore, these amounts are reflected in fixed-rate debt in 2011.

Secured Lines of Credit

The Company has three secured lines of credit that are used for mortgage retirement, working capital, construction and acquisition purposes, as well as issuances of letters of credit. Each of these lines is secured by mortgages on certain of the Company’s operating properties. In August 2011, the Company sold one of the operating properties that was pledged as collateral on its $105,000 facility. As a result, total capacity on that facility was reduced from $105,000 to $100,084. In October 2011, the Company pledged another operating property as collateral to the facility, which increased the total capacity back to $105,000.

During the second and third quarters of 2011, the three secured facilities were modified to remove a 1.50% floor on LIBOR.  Pursuant to the terms of the modifications, borrowings under these secured lines of credit bear interest at LIBOR plus an applicable spread, ranging from 2.00% to 3.00%, based on the Company’s leverage ratio.  Without giving effect to actual LIBOR, the removal of the 1.50% floors and the reduction in the spreads resulted in a decrease in the interest rates on the $525,000 and $520,000 facilities of approximately 2.75% and on the $105,000 facility of approximately 2.50%, respectively.  The Company also executed extensions on the maturity of each of the facilities. The three secured lines of credit had a weighted average interest rate of 2.99% at September 30, 2011. The Company also pays fees based on the amount of unused availability under its secured lines of credit at rates ranging from 0.15% to 0.35% of unused availability. The following summarizes certain information about the secured lines of credit as of September 30, 2011:

Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date
$100,084	$17,700		June 2013	N/A
525,000	47,130	(1)	February 2014	February 2015
520,000	150,196		April 2014	N/A
$1,145,084	$215,026

(1)	There was an additional $4,870 outstanding on this secured line of credit as of September 30, 2011 for letters of credit. Up to $50,000 of the capacity on this line can be used for letters of credit.

See Note 15 regarding subsequent events that affected the outstanding borrowings on the secured credit facilities.

Unsecured Term Facilities

The Company has an unsecured term loan that bears interest at LIBOR plus a margin ranging from 0.95% to 1.40%, based on the Company’s leverage ratio.  At September 30, 2011, the outstanding borrowings of $209,214 under this loan had a weighted average interest rate of 1.34%.  The loan was obtained for the exclusive purpose of acquiring certain properties from the Starmount Company or its affiliates.  The Company completed its acquisition of the properties in February 2008 and, as a result, no further draws can be made against the loan.  The loan matures in November 2011 and has a one-year extension option that the Company intends to exercise, for an outside maturity date of November 2012.  Net proceeds from a sale, or the Company’s share of excess proceeds from any refinancings, of any of the properties originally purchased with borrowings from this unsecured term loan must be used to pay down any remaining outstanding balance.

The Company has an unsecured term loan with total capacity of $228,000 that bears interest at LIBOR plus a margin ranging from 1.50% to 1.80%, based on the Company’s leverage ratio.  At September 30, 2011, the outstanding borrowings of $228,000 under the unsecured term loan had a weighted average interest rate of 1.83%.  The loan matures in April 2012 and has a one--year extension option remaining, which is at the Company’s election, for an outside maturity date of April 2013.

Letters of Credit

At September 30, 2011, the Company had additional secured and unsecured lines of credit with a total commitment of $16,021 that can only be used for issuing letters of credit. The letters of credit outstanding under these lines of credit totaled $12,045 at September 30, 2011.

Covenants and Restrictions

The agreements to the $525,000 and $520,000 secured lines of credit contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, and limitations on cash flow distributions.  The Company was in compliance with all covenants and restrictions at September 30, 2011.

The agreements to the $525,000 and $520,000 secured credit facilities and the two unsecured term facilities described above, each with the same lead lender, contain default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods) in the event (i) there is a default in the payment of any indebtedness owed by the Company to any institution which is a part of the lender groups for the credit facilities, or (ii) there is any other type of default with respect to any indebtedness owed by the Company to any institution which is a part of the lender groups for the credit facilities and such lender accelerates the payment of the indebtedness owed to it as a result of such default.  The credit facility agreements provide that, upon the occurrence and continuation of an event of default, payment of all amounts outstanding under these credit facilities and those facilities with which these agreements reference cross-default provisions may be accelerated and the lenders’ commitments may be terminated.  Additionally, any default in the payment of any recourse indebtedness greater than $50,000, or any non-recourse indebtedness greater than $100,000, of the Company, the Operating Partnership and/or significant subsidiaries, as defined in the credit facilities, regardless of whether the lending institution is a part of the lender groups for the credit facilities, will constitute an event of default under the agreements to the credit facilities.

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

Mortgages on Operating Properties

During the third quarter of 2011, the Company closed on two ten-year, non-recourse mortgage loans totaling $128,800, including a $50,800 loan secured by Alamance Crossing in Burlington, NC and a $78,000 loan secured by Asheville Mall in Asheville, NC. The loans bear interest at fixed rates of 5.83% and 5.80%, respectively. Proceeds were used to repay existing loans with principal balances of $51,847 and $61,346, respectively, and to pay down the Company's $525,000 secured credit facility.

During the second quarter of 2011, the Company closed on two separate ten-year, non-recourse mortgage loans totaling $277,000, including a $185,000 loan secured by Fayette Mall in Lexington, KY and a $92,000 loan secured by Mid Rivers Mall in St. Charles, MO.  The loans bear interest at fixed rates of 5.42% and 5.88%, respectively.  Proceeds were used to repay existing loans with principal balances of $84,733 and $74,748, respectively, and to pay down the Company’s $105,000 secured credit facility.  In addition, the Company retired a loan with a principal balance of $36,317 that was secured by Panama City Mall in Panama City, FL with borrowings from its $105,000 facility.

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

Also during the first quarter of 2011, the Company closed on four separate loans totaling $120,165.  These loans have five-year terms and include a $36,365 loan secured by Stroud Mall in Stroud, PA; a $58,100 loan secured by York Galleria in York, PA; a $12,100 loan secured by Gunbarrel Pointe in Chattanooga, TN; and a $13,600 loan secured by CoolSprings Crossing in Nashville, TN.  These four loans have partial-recourse features totaling $13,998, which will be reduced by $5,650 upon the opening of a certain tenant in late 2011 and will further decrease as the aggregate principal amount outstanding on the loans is amortized.  The loans bear interest at LIBOR plus a margin of 2.40% and are not cross-collateralized.  The Company has interest rate swaps in place for the full term of each five-year loan to effectively fix the interest rates.  As a result, these loans bear interest at a weighted average fixed rate of 4.57%.  See Interest Rate Hedge Instruments below for additional information.

Proceeds from the nine loans that closed during the first quarter of 2011 were used predominantly to pay down the outstanding balance of the Company’s $520,000 secured credit facility.  Eight of the new loans were secured with properties previously used as collateral to secure the $520,000 credit facility.

Scheduled Principal Payments

As of September 30, 2011, the scheduled principal payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, including construction loans and lines of credit, are as follows:

2011	$364,708
2012	991,651
2013	554,866
2014	409,744
2015	813,499
Thereafter	2,098,321
5,232,789
Net unamortized premiums	359
$5,233,148

The remaining scheduled principal payments in 2011 of $364,708 include the maturing principal balance of an operating property loan totaling $133,884, which was retired subsequent to September 30, 2011, and the unsecured term facility with an outstanding balance of $209,214 related to the Starmount acquisition, which has a one-year extension that the Company intends to exercise.  Subsequent to September 30, 2011, the Company also retired an operating property loan with a principal balance as of September 30, 2011 of $20,786 that was scheduled to mature in March 2012.

The Company’s mortgage and other indebtedness had a weighted average maturity of 4.1 years as of September 30, 2011 and 3.5 years as of December 31, 2010.

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

As of September 30, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount Outstanding
Interest Rate Caps	2	$133,305
Interest Rate Swaps	4	$118,641

Instrument Type	Location in Consolidated Balance Sheet	Outstanding Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 9/30/11	Fair Value at 12/31/10	Maturity Date
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$57,361 (amortizing to $48,337)	1-month LIBOR	2.149%	$(2,644)	$—	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$35,905 (amortizing to $30,276)	1-month LIBOR	2.187%	(1,709)	—	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$13,427 (amortizing to $11,313)	1-month LIBOR	2.142%	(615)	—	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$11,948 (amortizing to $10,083)	1-month LIBOR	2.236%	(592)	—	Apr 2016
Cap	Intangible lease assets and other assets	$63,555	USD - SIFMA municipal swap index	1.00%	1	—	Mar 2012
Cap	Intangible lease assets and other assets	$69,750 (amortizing to $69,375)	3-month LIBOR	3.00%	—	3	Jan 2012

	Gain (Loss) Recognized in OCI/L (Effective Portion)		Location of Losses Reclassified from AOCI/L into Earnings(Effective Portion)	Loss Recognized in Earnings (Effective Portion)		Location of Gain Recognized in Earnings (Ineffective Portion)	Gain Recognized in Earnings (Ineffective Portion)
Hedging Instrument	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2011	2010		2011	2010		2011	2010
Interest rate contracts	$(3,393)	$1,054	Interest Expense	$(668)	$(889)	Interest Expense	$—	$7

	Gain (Loss) Recognized in OCI/L (Effective Portion)		Location of Losses Reclassified from AOCI/L into Earnings(Effective Portion)	Loss Recognized in Earnings (Effective Portion)		Location of Gain Recognized in Earnings (Ineffective Portion)	Gain Recognized in Earnings (Ineffective Portion)
Hedging Instrument	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2011	2010		2011	2010		2011	2010
Interest rate contracts	$(5,466)	$2,569	Interest Expense	$(1,326)	$(2,773)	Interest Expense	$—	$23

As of September 30, 2011, the Company expects to reclassify approximately $5,456 of losses currently reported in accumulated other comprehensive income to interest expense within the next twelve months due to amortization of its outstanding interest rate contracts.  Fluctuations in fair values of these derivatives between September 30, 2011 and the respective dates of termination will vary the projected reclassification amount.

Note 7 – Comprehensive Income

Comprehensive income includes all changes in redeemable noncontrolling interests and total equity during the period, except those resulting from investments by shareholders and partners, distributions to shareholders and partners and redemption valuation adjustments. Other comprehensive income (“OCI”) includes changes in unrealized gains (losses) on available-for-sale securities, interest rate hedge agreements and foreign currency translation adjustments.  The computation of comprehensive income for the three and nine month periods ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$(18,320)	$27,677	$75,120	$59,397
Other comprehensive income (loss):
Net unrealized gain (loss) on hedging agreements	(3,393)	1,054	(5,466)	2,569
Net unrealized gain (loss) on available-for-sale securities	(5,210)	458	(3,403)	5,354
Realized loss on sale of marketable securities	—	—	22	—
Realized loss on foreign currency translation adjustment	—	—	—	169
Net unrealized loss on foreign currency translation adjustment	—	—	—	(156)
Total other comprehensive income (loss)	(8,603)	1,512	(8,847)	7,936
Comprehensive income (loss)	$(26,923)	$29,189	$66,273	$67,333

The components of accumulated other comprehensive income (loss) as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011
	As reported in:
	Redeemable Noncontrolling Interests	Shareholders' Equity	Noncontrolling Interests	Total
Net unrealized gain (loss) on hedging agreements	$378	$(2,585)	$(3,476)	$(5,683)
Net unrealized gain on available-for-sale securities	303	3,546	1,120	4,969
Accumulated other comprehensive income (loss)	$681	$961	$(2,356)	$(714)

	December 31, 2010
	As reported in:
	Redeemable Noncontrolling Interests	Shareholders' Equity	Noncontrolling Interests	Total
Net unrealized gain (loss) on hedging agreements	$422	$1,675	$(2,315)	$(218)
Net unrealized gain on available-for-sale securities	331	6,180	1,837	8,348
Accumulated other comprehensive income (loss)	$753	$7,855	$(478)	$8,130

Note 8 – Mortgage and Other Notes Receivable

Each of the Company’s mortgage notes receivable is collateralized by either a first mortgage, a wrap-around mortgage on the underlying real estate and related improvements or by an assignment of 100% of the partnership interests that own the real estate assets.  Other notes receivable include amounts due from tenants or government sponsored districts and unsecured notes received from third parties as whole or partial consideration for property or investments.  Interest rates on mortgage and other notes receivable ranged from 3.7% to 10.0%, with a weighted average interest rate of 7.3% and 6.87% at September 30, 2011 and December 31, 2010, respectively. Maturities of these notes receivable range from July 2011 to January 2047.

The Company reviews its mortgage and other notes receivable to determine if the balances are realizable based on factors affecting the collectibility of those balances.  Factors may include credit quality, timeliness of required periodic payments, past due status and management discussions with obligors. During the first quarter of 2011, the Company was notified that a receivable due in March 2011 of $3,735 would not be repaid.  The receivable was secured by land and, as such, the Company recorded an allowance for credit losses of $1,500 in other expense and wrote down the amount of the note receivable to the estimated fair value of the land.  The Company did not accrue any interest on the receivable for the three months ended March 31, 2011 and has written off any interest that was accrued and outstanding on the loan.  The Company gained title to the land during the third quarter of 2011 and reclassified the balance of the note receivable to land.  During the third quarter of 2011 the Company wrote off a note receivable from a tenant in the amount of $400.  A rollforward of the allowance for credit losses for the nine months ended September 30, 2011 is as follows:

Beginning Balance, January 1, 2011	$—
Additions in allowance charged to expense	1,900
Reduction for charges against allowance	(1,900)
Ending Balance, September 30, 2011	$—

As of September 30, 2011, the Company believes that its mortgage and other notes receivable balance of $26,942 is fully collectible.

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

Three Months Ended September 30, 2011	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$240,986	$10,829	$5,381	$12,815	$270,011
Property operating expenses (1)	(77,797)	(2,743)	(1,628)	4,990	(77,178)
Interest expense	(62,464)	(2,296)	(1,722)	(4,161)	(70,643)
Other expense	—	—	—	(7,446)	(7,446)
Gain (loss) on sales of real estate assets	2,411	(7)	486	—	2,890
Segment profit	$103,136	$5,783	$2,517	$6,198	117,634
Depreciation and amortization expense					(71,404)
General and administrative expense					(10,092)
Interest and other income					598
Loss on impairment of real estate					(51,304)
Equity in earnings of unconsolidated affiliates					989
Income tax provision					(4,653)
Loss from continuing operations					$(18,232)
Capital expenditures (3)	$43,583	$1,784	$3,618	$19,692	$68,677

Three Months Ended September 30, 2010	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$233,691	$10,691	$4,521	$11,767	$260,670
Property operating expenses (1)	(74,589)	(2,797)	(4,480)	6,971	(74,895)
Interest expense	(57,463)	(1,921)	(1,180)	(10,614)	(71,178)
Other expense	—	—	—	(6,351)	(6,351)
Gain (loss) on sales of real estate assets	(72)	—	540	94	562
Segment profit (loss)	$101,567	$5,973	$(599)	$1,867	108,808
Depreciation and amortization expense					(71,814)
General and administrative expense					(10,495)
Interest and other income					832
Equity in losses of unconsolidated affiliates					(1,558)
Income tax benefit					1,264
Income from continuing operations					$27,037
Capital expenditures (3)	$27,837	$2,413	$120	$13,748	$44,118

Nine Months Ended September 30, 2011	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$714,428	$32,506	$15,392	$38,921	$801,247
Property operating expenses (1)	(236,222)	(8,488)	(3,600)	15,102	(233,208)
Interest expense	(181,120)	(6,553)	(5,152)	(16,946)	(209,771)
Other expense	—	—	—	(22,795)	(22,795)
Gain on sales of real estate assets	2,415	310	900	12	3,637
Segment profit	$299,501	$17,775	$7,540	$14,294	339,110
Depreciation and amortization expense					(211,496)
General and administrative expense					(33,133)
Interest and other income					1,755
Gain on extinguishment of debt					581
Loss on impairment of real estate					(55,761)
Equity in earnings of unconsolidated affiliates					4,222
Income tax benefit					1,770
Income from continuing operations					$47,048
Total assets	$6,434,775	$323,248	$295,703	$368,769	$7,422,495
Capital expenditures (3)	$95,992	$5,197	$6,280	$64,606	$172,075

Nine Months Ended September 30, 2010	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$700,285	$31,545	$12,659	$35,564	$780,053
Property operating expenses (1)	(232,178)	(8,375)	(3,695)	17,408	(226,840)
Interest expense	(173,404)	(5,899)	(3,533)	(33,216)	(216,052)
Other expense	—	—	—	(19,467)	(19,467)
Gain on sales of real estate assets	1,042	—	1,522	13	2,577
Segment profit	$295,745	$17,271	$6,953	$302	320,271
Depreciation and amortization expense					(211,035)
General and administrative expense					(31,890)
Interest and other income					2,831
Equity in losses of unconsolidated affiliates					(610)
Income tax benefit					5,052
Income from continuing operations					$84,619
Total assets	$6,526,150	$328,504	$67,427	$693,399	$7,615,480
Capital expenditures (3)	$83,699	$7,578	$2,852	$32,765	$126,894

(1)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.

(2)	The All Other category includes mortgage notes receivable, Office Buildings, the Management Company and the Company’s subsidiary that provides security and maintenance services.

(3)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

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

The following summarizes the impact of potential dilutive common shares on the denominator used to compute EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Denominator – basic	148,363	138,075	148,264	138,037
Stock options	—	—	4	—
Deemed shares related to deferred compensation arrangements	42	46	42	42
Denominator – diluted	148,405	138,121	148,310	138,079

Note 11 – Contingencies

On March 11, 2010, The Promenade D'Iberville, LLC (“TPD”), a subsidiary of the Company, filed a lawsuit in the Circuit Court of Harrison County, Mississippi, against M. Hanna Construction Co., Inc. (“M Hanna”), Gallet & Associates, Inc., LA Ash, Inc., EMJ Corporation (“EMJ”) and JEA (f/k/a Jacksonville Electric Authority), seeking damages for alleged property damage and related damages occurring at a shopping center development in D'Iberville, Mississippi. EMJ filed an answer and counterclaim denying liability and seeking to recover from TPD the retainage of approximately $327 allegedly owed under the construction contract. Kohl's Department Stores, Inc. (“Kohl's”) was granted permission to intervene in the lawsuit and, on April 13, 2011, filed a cross-claim against TPD alleging that TPD is liable to Kohl's for unspecified damages resulting from the actions of the defendants and for the failure to perform the obligations of TPD under a Site Development Agreement with Kohl's. Kohl's also made a claim against the Company which guaranteed the performance of TPD under the Site Development Agreement. The case is at the discovery stage.
TPD also has filed claims under several insurance policies in connection with this matter, and there are two pending lawsuits relating to insurance coverage. On November 4, 2010, First Mercury Insurance Company (“First Mercury”) filed an action in the United States District Court for the Eastern District of Texas against M Hanna and TPD seeking a declaratory judgment concerning coverage under a liability insurance policy issued by First Mercury to M Hanna. On June 13, 2011, TPD filed an action in the Chancery Court of Hamilton County, Tennessee against National Union Fire Insurance Company of Pittsburgh, PA (“National Union”) and EMJ seeking a declaratory judgment regarding coverage under a liability insurance policy issued by National Union to EMJ and recovery of damages arising out of National Union's breach of its obligations.
Certain executive officers of the Company and members of the immediate family of Charles B. Lebovitz, Chairman of the Board of the Company, collectively have a significant non-controlling interest in EMJ, a major national construction company that the Company engaged to build a substantial number of the Company's properties. EMJ is one of the defendants in the Harrison County, MS and Hamilton County, TN cases described above.
The Company also is currently involved in certain litigation that arises in the ordinary course of business. The Company does not believe that the pending litigation will have a materially adverse effect on the Company's financial position or results of operations.
The Company consolidates its investment in a joint venture, CW Joint Venture, LLC (“CWJV”), with Westfield.  The terms of the joint venture agreement require that CWJV pay an annual preferred distribution at a rate of 5.0%, which increases to 6.0% on July 1, 2013, on the preferred liquidation value of the PJV units of CWJV that are held by Westfield.  Westfield has the right to have all or a portion of the PJV units redeemed by CWJV with property owned by CWJV, and subsequent to October 16, 2012, with either cash or property owned by CWJV, in each case for a net equity amount equal to the preferred liquidation value of the PJV units. At any time after January 1, 2013, Westfield may propose that CWJV acquire certain qualifying property that would be used to redeem the PJV units at their preferred liquidation value. If CWJV does not redeem the PJV units with such qualifying property (a “Preventing Event”), then the annual preferred distribution rate on the PJV units increases to 9.0% beginning July 1, 2013.  The Company will have the right, but not the obligation, to offer to redeem the PJV units from January 31, 2013 through January 31, 2015 at their preferred liquidation value, plus accrued and unpaid distributions. If the Company fails to make such an offer, the annual preferred distribution rate on the PJV units increases to 9.0% for the period from July 1, 2013 through June 30, 2016, at which time it decreases to 6.0% if a Preventing Event has not occurred.  If, upon redemption of the PJV units, the fair value of the Company’s common stock is greater than $32.00 per share, then such excess (but in no case greater than $26,000 in the aggregate) shall be added to the aggregate preferred liquidation value payable on account of the PJV units.  The Company accounts for this contingency using the method prescribed for earnings or other performance measure contingencies.  As such, should this contingency result in additional consideration to Westfield, the Company will record the current fair value of the consideration issued as a purchase price adjustment at the time the consideration is paid or payable.

Guarantees

The Company may guarantee the debt of a joint venture primarily because it allows the joint venture to obtain funding at a lower cost than could be obtained otherwise. This results in a higher return for the joint venture on its investment, and a higher return on the Company’s investment in the joint venture. The Company may receive a fee from the joint venture for providing the guaranty. Additionally, when the Company issues a guaranty, the terms of the joint venture agreement typically provide that the Company may receive indemnification from the joint venture partner or have the ability to increase its ownership interest.

The Company owns a parcel of land in Lee’s Summit, MO that it is ground leasing to a third party development company.  The third party developed and operates a shopping center on the land parcel.  The Company has guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the initial maximum guaranteed amount was $24,379.  During the second quarter of 2011, the loans were partially paid down and amended such that the Company’s maximum guaranteed amount, representing 27% of capacity, is now approximately $19,170.  The total amount outstanding at September 30, 2011 on the loans was $60,457 of which the Company has guaranteed $16,323.  The Company reported an obligation of $192 and $315 as of September 30, 2011 and December 31, 2010, respectively, in the accompanying condensed consolidated balance sheets to reflect the estimated fair value of the guaranty.

The loans contain a provision that requires that, on or prior to June 1, 2011, the third party developer was to provide to the lender evidence reasonably satisfactory to the lender that either (i) certain legislation in the state of Missouri had been amended to facilitate an additional bond issuance, the net proceeds of which would be used to further reduce the outstanding amount on the bond line of credit, or (ii) if that certain legislation had not been amended, then the third party developer, the Company and the City of Lee's Summit, Missouri, had agreed to an alternate plan in order to complete the additional bond issuance. Neither of these conditions had occurred as of the date of issuance of these financial statements and, as a result, the loans are in default. The Company has not recorded an accrual for the contingent guaranty obligation as the Company does not believe that this contingent obligation is probable.

The Company has guaranteed 100% of the construction and land loans of West Melbourne I, LLC (“West Melbourne”), an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $51,196.  West Melbourne developed and operates Hammock Landing, a community center in West Melbourne, FL. The total amount outstanding on the loans at September 30, 2011 was $45,548. The guaranty will expire upon repayment of the debt.  The land loan, and the construction loan, each representing $3,276 and $42,272, respectively, of the amount outstanding at September 30, 2011, mature in November 2011.  West Melbourne plans to extend these loans.  The Company recorded an obligation of $478 and $670 in the accompanying condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010, respectively, to reflect the estimated fair value of this guaranty.

The Company has guaranteed 100% of the construction loan of Port Orange I, LLC (“Port Orange”), an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $96,102.  Port Orange developed and operates The Pavilion at Port Orange, a community center in Port Orange, FL.  The total amount outstanding at September 30, 2011 on the loan was $68,282. The guaranty will expire upon repayment of the debt.  The loan matures in December 2011 and has two one-year extension options available. The Company has recorded an obligation of $961 and $1,120 in the accompanying condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010, respectively, to reflect the estimated fair value of this guaranty.

The Company has guaranteed the lease performance of York Town Center, LP (“YTC”), an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $18,000 as of September 30, 2011.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not record an obligation for this guaranty because it determined that the fair value of the guaranty is not material.

At March 31, 2011, the Company guaranteed 100% of a construction loan of JG Gulf Coast Town Center, LLC, an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount was $11,561.  The Company did not record an obligation for this guaranty because it determined that the fair value of the guaranty is not material.  During the second quarter of 2011, JG Gulf Coast Town Center, LLC retired the construction loan.  The guaranty expired upon repayment of the debt.

Performance Bonds

The Company has issued various bonds that it would have to satisfy in the event of non-performance. At September 30, 2011 and December 31, 2010, the total amount outstanding on these bonds was $29,169 and $26,250, respectively.

Note 12 – Share-Based Compensation

Share-based compensation expense was $252 and $371 for the three months ended September 30, 2011 and 2010, respectively, and $1,708 and $1,932 for the nine months ended September 30, 2011 and 2010, respectively. Share-based compensation cost capitalized as part of real estate assets was $52 and $37 for the three months ended September 30, 2011 and 2010, respectively, and $137 and $131 for the nine months ended September 30, 2011 and 2010, respectively.

The Company’s stock option activity for the nine months ended September 30, 2011 is summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2011	447,825	$16.92
Cancelled	(6,600)	$18.27
Exercised	(134,500)	$13.91
Outstanding at September 30, 2011	306,725	$18.26
Vested and exercisable at September 30, 2011	306,725	$18.26

A summary of the status of the Company’s stock awards as of September 30, 2011, and changes during the nine months ended September 30, 2011, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2011	187,140	$18.42
Granted	179,750	$17.48
Vested	(71,880)	$25.59
Forfeited	(2,580)	$17.44
Nonvested at September 30, 2011	292,430	$16.09

As of September 30, 2011, there was $3,190 of total unrecognized compensation cost related to nonvested stock awards granted under the plan, which is expected to be recognized over a weighted average period of 3.2 years.

Note 13 – Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities were as follows for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
Accrued dividends and distributions payable	$41,717	$43,116
Additions to real estate assets accrued but not yet paid	25,870	13,624
Notes receivable from sale of interest in unconsolidated affiliate	—	1,001
Distribution of real estate assets from unconsolidated affiliate	—	12,210
Issuance of additional redeemable noncontrolling preferred joint venture interests	—	2,146

Note 14 – Income Taxes

The Company is qualified as a REIT under the provisions of the Code. To maintain qualification as a REIT, the Company is required to distribute at least 90% of its taxable income to shareholders and meet certain other requirements.

As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State tax expense was $1,045 and $1,084 during the three months ended September 30, 2011 and 2010, respectively, and $3,090 and $3,348 during the nine months ended September 30, 2011 and 2010, respectively.

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

The Company recorded an income tax provision of $4,653 and a benefit of $1,264 for the three months ended September 30, 2011 and 2010, respectively. The income tax provision in 2011 consisted of a current tax provision of $4,759 and deferred tax benefit of $106.  The income tax benefit in 2010 consisted of a current and a deferred tax benefit of $928 and $336, respectively.

The Company recorded an income tax benefit of $1,770 and $5,052 for the nine months ended September 30, 2011 and 2010, respectively.  The income tax benefit in 2011 consisted of a current tax provision of $3,262 and a deferred tax benefit of $5,032.  The income tax benefit in 2010 consisted of a current tax benefit of $7,927 and a deferred tax provision of $2,245.

The Company had deferred tax assets of $5,904 and $7,074 at September 30, 2011 and December 31, 2010, respectively. The Company also had a deferred tax liability of $2,941 at December 31, 2010.  The deferred tax assets are included in other assets, while the deferred tax liability is included in accounts payable and accrued liabilities.  The deferred taxes primarily consisted of operating expense accruals, net operating loss carryforwards, share-based compensation and differences between book and tax depreciation.  There was no deferred tax liability at September 30, 2011.

The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its statement of operations.  In addition, any interest incurred on tax assessments is reported as interest expense.  The Company reported nominal interest and penalty amounts for the three and nine month periods ended September 30, 2011 and 2010, respectively.

Note 15 – Subsequent Events

On October 5, 2011, the Company retired the $133,884 term loan on Pearland Town Center and a $20,786 term loan on West County Center with borrowings from its $525,000 and $105,000 secured lines of credit.

On October 6, 2011, the Company formed a joint venture, CBL/T-C, LLC ("CBL/T-C") with TIAA-CREF. The Company contributed its interests in CoolSprings Galleria and West County Center, as well as a partial interest in Oak Park Mall, and TIAA-CREF contributed cash of $222,242. The contributed interests were encumbered by a total of $359,334 in mortgage loans. CBL/T-C used a portion of the contributed cash to acquire Pearland Town Center and the remaining interest in Oak Park Mall from the Company for an aggregate purchase price, including transaction costs, of $381,730, consisting of $207,410 in cash and the assumption of a mortgage loan of $174,320. The Company also received $5,526 of cash from CBL/T-C for reimbursement of pre-formation expenditures. The Company and TIAA-CREF will each own a 50% pari passu interest in CoolSprings Galleria, West County Center, and Oak Park Mall. The Company and TIAA-CREF will own 88% and 12%, respectively, of Pearland Town Center. The Company used $204,210 of the proceeds, net of closing costs and expenses, received from these transactions to repay outstanding borrowings on its $525,000 and $105,000 secured lines of credit.

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

As of September 30, 2011, we owned controlling interests in 77 regional malls/open-air centers (including one mixed-use center), 30 associated centers (each located adjacent to a regional mall), eight community centers and 14 office buildings, including our corporate office building. We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a variable interest entity. As of September 30, 2011, we owned noncontrolling interests in seven regional malls, four associated centers, five community centers and six office buildings. Because one or more of the other partners have substantive participating rights, we do not control these partnerships and joint ventures and, accordingly, account for these investments using the equity method.  We had controlling interests in two community center expansions, one mall expansion and three mall redevelopments under construction at September 30, 2011.  We also hold options to acquire certain development properties owned by third parties.

Results for the third quarter of 2011 validate the strength of our portfolio as we continued to see improvement in key metrics.  Our leasing results were positive compared to the prior year quarter with a 8.2% increase in our overall leasing spreads.  In addition, we have been pleased that traffic and sales have steadily increased with same-store sales per square foot for our stabilized malls increasing 3.5% for the nine months ended September 30, 2011. Back-to-school results were solid and we anticipate similar positive trends for the holiday season.

In October 2011, we closed on our previously announced a $1.09 billion joint venture with TIAA-CREF in which TIAA-CREF received a 50% pari passu interest in each of Oak Park Mall in Kansas City, KS, West County Center in St. Louis, MO, and CoolSprings Galleria in Nashville, TN.  TIAA-CREF also received a 12% interest in Pearland Town Center in Pearland, TX.  As part of the joint venture agreement, TIAA-CREF assumed approximately $266.8 million of property-specific debt.  Net proceeds of approximately $204.2 million from the transaction were used to pay down our lines of credit.  We will continue to manage and lease the properties.   At September 30, 2011, we had over $1.0 billion of availability on our credit facilities and cash on hand.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010

Properties that were in operation for the entire year during 2010 and the nine months ended September 30, 2011 are referred to as the “Comparable Properties.”  Since January 1, 2010, we have opened four community / open-air centers as follows:

Property	Location	Date Opened
New Developments:
The Pavilion at Port Orange (1)	Port Orange, FL	March 2010
The Forum at Grandview (Phase I)	Madison, MS	November 2010
The Outlet Shoppes at Oklahoma City (2)	Oklahoma City, OK	August 2011
Settlers Ridge (Phase II)	Robinson Township, PA	August 2011

(1)	The Pavilion at Port Orange is a 50/50 joint venture that is accounted for using the equity method of accounting and is included in equity in earnings of unconsolidated affiliates in the accompanying consolidated statements of operations.

(2)	The Outlet Shoppes at Oklahoma City is a 75/25 joint venture and is included in the
Company's operations on a consolidated basis.

Of these four properties, The Forum at Grandview, The Outlet Shoppes at Oklahoma City and Settlers Ridge Phase II are included in our operations on a consolidated basis.  The Forum at Grandview, The Outlet Shoppes at Oklahoma City and Settlers Ridge Phase II are referred to as the “New Properties.”  The transactions related to the New Properties impact the comparison of the results of operations for the three and nine months ended September 30, 2011 to the results of operations for the comparable periods ended September 30, 2010.  In addition to the above properties, in October 2010, we purchased the remaining 50% interest in Parkway Place in Huntsville, AL, from our joint venture partner.  The results of operations of this property, previously accounted for using the equity method of accounting, are included in our operations on a consolidated basis beginning October 1, 2010 and generally contribute to the increases in revenues, operating expenses and depreciation and amortization of the Comparable Properties for the three and nine months ended September 30, 2011 compared to respective prior year periods.

Revenues

Total revenues increased $9.3 million for the three months ended September 30, 2011 compared to the prior year period.  Rental revenues and tenant reimbursements increased by $7.7 million due to an increase of $5.6 million from the Comparable Properties and an increase of $2.1 million from the New Properties.  The increase in revenues of the Comparable Properties was driven by a $4.8 million increase in base rents.  Base rents have increased as a result of overall improvement in leasing spreads and higher occupancy levels, in addition to the purchase of Parkway Place in October 2010.

Our cost recovery ratio for the quarter ended September 30, 2011 was 100.4% compared with 103.3% for the prior-year period.   Our cost recovery ratio has decreased primarily due to increased utilities and maintenance expenses .

Other revenues increased $1.1 million primarily due to higher revenues related to our subsidiary that provides security and maintenance services to third parties.

Operating Expenses

Total operating expenses increased $53.9 million for the three months ended September 30, 2011 compared to the prior year period.  Property operating expenses, including real estate taxes and maintenance and repairs, increased $2.3 million due to higher expenses of $1.6 million related to the Comparable Properties and an increase of $0.7 million of expenses attributable to the New Properties. The increase in property operating expenses of the Comparable Properties is primarily attributable to increases of $1.5 million in security and maintenance expense, $0.7 million in legal and consulting expense and $0.7 million in utilities expense, partially offset by a decreases of $0.7 million in real estate taxes and $0.7 million in bad debt expense.  Property operating expenses also increased as a result of the purchase of Parkway Place in October 2010.

The decrease in depreciation and amortization expense of $0.4 million resulted from an increase of $0.6 million related to the New Properties, partially offset by a decrease related to the Comparable Properties. The decrease attributable to the Comparable Properties is primarily due to the write-off of unamortized tenant allowances during the third quarter of 2010 related to the closure of a tenant in one of our office buildings, partially offset by an increase resulting from the purchase of Parkway Place in October 2010.

General and administrative expenses decreased $0.4 million primarily as a result of decreases of $0.6 million in legal and consulting expenses, and $0.2 million in travel expenses, partially offset by increases of $0.3 million in insurance expenses. As a percentage of revenues, general and administrative expenses were 3.7% and 4.0% for the third quarters of 2011 and 2010, respectively.

We recorded a non-cash impairment of real estate of $51.3 million during the third quarter of 2011, which consisted of $50.7 related to Columbia Place in Columbia, SC, and $0.6 million related to a loss on the sale of a land parcel. Columbia Place has experienced declining cash flows as a result of changes in property-specific market conditions, which were further exacerbated by the recent economic conditions, that have negatively impacted leasing activity and occupancy.

Other expenses increased $1.1 million due to higher expenses related to our subsidiary that provides security and maintenance services to third parties.

Other Income and Expenses

Interest and other income decreased $0.2 million compared to the prior year period due to the elimination of interest income on advances to two joint ventures and a mortgage note receivable.  We stopped receiving interest on one joint venture to which we had outstanding advances when it was sold in June 2010 and, in October 2010, we purchased our partner’s 50% share of another joint venture to which we previously had outstanding advances.  In addition, interest income is no longer being accrued on a mortgage note receivable for which we foreclosed on the land that served as collateral on the loan.

Interest expense decreased $0.5 million for the three months ended September 30, 2011 compared to the prior year period.  Our consolidated debt was $191.7 million lower at September 30, 2011 as compared to September 30, 2010. Although we reduced the outstanding borrowings on our lines of credit as of September 30, 2011 by $529.0 million when compared to September 30, 2010, it was accomplished by obtaining new mortgage loans on the properties that previously were pledged as collateral to secure the lines of credit, which generally were at higher rates than the rates on the lines of credit.

During the second quarter of 2011, we recognized a gain on sales of real estate assets of $2.9 million related to the sale a vacant anchor space at one of our malls and the sale of one parcel of land.  We recognized a gain on sales of real estate assets of $0.6 million during the third quarter of 2010 related to the sale of three parcels of land.

Equity in earnings of unconsolidated affiliates increased by $2.5 million for the third quarter of 2011 compared to the prior year period. Increases in revenues and tenant reimbursements were key drivers at several unconsolidated properties, reflecting the improved occupancy and rental rates, as well as lower operating expenses.

The income tax provision of $4.7 million for the three months ended September 30, 2011 relates to our taxable REIT subsidiary and consists of a current provision of $4.8 million and a deferred income tax benefit of $0.1 million.  During the three months ended September 30, 2010, we recorded an income tax benefit of $1.3 million, consisting of a current tax benefit of $0.9 million and a deferred income tax benefit of $0.4 million.

The operating loss of discontinued operations for the three months ended September 30, 2011 of $0.1 million represents the settlement of estimated expenses based on actual amounts for properties sold during previous periods.  Income from discontinued operations for the three months ended September 30, 2010 of $0.6 million represents the operating results of one mall that was sold in October 2010, three community centers that were sold in December 2010 and one mall that was sold in February 2011. The gain (loss) on discontinued operations in both periods represent the settlement of estimated expenses based on actual amounts for properties sold during previous periods.

Comparison of the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010

Revenues

Total revenues increased $21.2 million for the nine months ended September 30, 2011 compared to the prior year period.  Rental revenues and tenant reimbursements increased by $16.5 million due to an increase of $13.6 million from the Comparable Properties and an increase of $2.9 million from the New Properties.  The increase in revenues of the Comparable Properties was driven by a $12.2 million increase in base rents.  Base rents have increased as a result of overall improvement in leasing spreads, higher occupancy levels and the purchase of Parkway Place in October 2010.

Our cost recovery ratio for the nine months ended September 30, 2011 was 99.3% compared with 102.0% for the prior-year period.   Our cost recovery ratio should improve over time as certain tenants that had previously converted their lease payment terms to percentage in lieu of base rent either renew their leases on more favorable terms or are replaced with other tenants.

Other revenues increased $4.6 million primarily due to higher revenues related to our subsidiary that provides security and maintenance services to third parties.

Operating Expenses

Total expenses increased $67.2 million for the nine months ended September 30, 2011 compared to the prior year period.  Property operating expenses, including real estate taxes and maintenance and repairs, increased $6.4 million due to higher expenses of $5.1 million related to the Comparable Properties and an increase of $1.2 million of expenses attributable to the New Properties. The increase in property operating expenses of the Comparable Properties is primarily attributable to increases of $1.9 million in utilities expense, $2.3 million in security and maintenance expense and $0.3 million in legal expense.  The purchase of Parkway Place in October 2010 contributed to the increase in operating expenses of the Comparable Properties.

The increase in depreciation and amortization expense of $0.5 million resulted from an increase of $0.9 million related to the New Properties, partially offset by a decrease of $0.4 million related to the Comparable Properties. The decrease attributable to the Comparable Properties is primarily due to a decline in amortization of tenant allowances compared to the prior year, which included write-offs of certain unamortized tenant allowances relate to store closings. This was partially offset by increases related to ongoing capital expenditures for renovations, expansions and deferred maintenance and the purchase of Parkway Place in October 2010.

General and administrative expenses increased $1.2 million primarily as a result of increases of $0.8 million in legal and consulting fees, $0.5 million in insurance expenses and $0.4 million in payroll and related expenses, partially offset by a $0.4 million decrease in state tax expense.  As a percentage of revenues, general and administrative expenses were 4.1% for the nine months ended September 30, 2011 and 2010.

We recorded a non-cash impairment of real estate of $55.8 million during the nine months ended September 30, 2011, which consisted of $50.7 million related to Columbia Place in Columbia, SC, $4.5 million related to one of our development properties and $0.6 million related to a loss on the sale of a land parcel. Columbia Place has experienced declining cash flows as a result of changes in property-specific market conditions, which were further exacerbated by the recent economic conditions, that have negatively impacted leasing activity and occupancy. The development property is expected to be sold upon completion and the loss was recorded to write down the book value of the property to its estimated fair value.

Other expenses increased $3.3 million primarily due to a charge of $1.5 million to reduce the amount of an outstanding mortgage note receivable and an increase of $2.4 million in expenses related to our subsidiary that provides security and maintenance services, partially offset by a decrease of $0.4 million in abandoned projects expense and a $0.2 million decrease in realized foreign currency loss.  The carrying value of the mortgage note receivable was reduced to the estimated fair value of the land that served as collateral on the loan, which we obtained in foreclosure.

Other Income and Expenses

Interest and other income decreased $1.1 million compared to the prior year period due to the elimination of interest income on advances to two joint ventures and a mortgage note receivable.  We stopped receiving interest on one joint venture to which we had outstanding advances when it was sold in June 2010 and, in October 2010, we purchased our partner’s 50% share of another joint venture to which we previously had outstanding advances.  In addition, interest income is no longer being accrued on a mortgage note receivable for which we are in the process of obtaining the land that served as collateral on the loan.

Interest expense decreased $6.3 million for the nine months ended September 30, 2011 compared to the prior year period. Our consolidated debt was $191.7 million lower at September 30, 2011 as compared to September 30, 2010. Although we reduced the outstanding borrowings on our lines of credit as of September 30, 2011 by $529.0 million when compared to September 30, 2010, it was accomplished by obtaining new mortgage loans on the properties that previously were pledged as collateral to secure the lines of credit, which generally were at higher rates than the rates on the lines of credit.

During the nine months ended September 30, 2011, we recorded a gain on extinguishment of debt of $0.6 million as a result of accelerated premium amortization related to the early retirement of debt that was originally scheduled to mature in July 2011 on Mid Rivers Mall in St. Louis, MO.

During the nine months ended September 30, 2011, we recognized gain on sales of real estate assets of $3.6 million related to the sale of a vacant anchor space at one of our malls and five parcels of land.  We recognized a gain on sales of real estate assets of $2.6 million during the nine months ended September 30, 2010 related to the sale of six parcels of land.

Equity in earnings of unconsolidated affiliates increased by $4.8 million during the nine months ended September 30, 2011.  One joint venture property that opened in March 2010 contributed to the increase compared to the prior year period.  Increases in revenues and tenant reimbursements were key drivers at several unconsolidated properties, reflecting the improved occupancy and rental rates. In addition, outparcel sales increased approximately $0.7 million compared to the prior year period.  These increases were partially offset by a decline in earnings from Parkway Place as a result of the acquisition of the remaining 50% interest from our joint venture partner in October 2010.  Results of Parkway Place are now reported on a consolidated basis.

The income tax benefit of $1.8 million for the nine months ended September 30, 2011 relates to our taxable REIT subsidiary and consists of a provision for current income taxes of $3.2 million and a benefit for deferred income taxes of $5.0 million, respectively.  During the nine months ended September 30, 2010, we recorded an income tax benefit of $5.1 million, consisting of a current tax benefit of $7.3 million, partially offset by a deferred tax provision of $2.2 million.

Operating income from discontinued operations for the nine months ended September 30, 2011 of $28.0 million reflects the operating results of one mall that was sold in February 2011 for $9.0 million.  Net proceeds from the sale were used to retire the outstanding principal balance and accrued interest of $40.3 million on the non-recourse loan secured by the property in accordance with the lender’s agreement to modify the outstanding principal balance and accrued interest to equal the net sales price for the property.  As a result, we recorded a gain on the extinguishment of debt of $31.4 million in the first quarter of 2011.  We also recorded a loss on impairment of real estate in the first quarter of 2011 of $2.7 million to write down the book value of the property to the net sales price.  The results of operations of this property, including the gain on extinguishment of debt and the loss on impairment of real estate, are included in discontinued operations for the nine months ended September 30, 2011.  Loss on discontinued operations for the nine months ended September 30, 2010 of $25.3 million includes a non-cash impairment of real estate assets of $25.4 million related to an initial write-down of the depreciated book value of the mall that was sold in February 2011 to its estimated fair value as of June 30, 2010.  Loss on discontinued operations for the nine months ended September 30, 2010 also reflects the operating results of the mall, one additional mall that was sold in October 2010 and three community centers that were sold in December 2010. Discontinued operations for all periods presented include the settlement of estimated expenses based on actual amounts for properties sold during previous periods.

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

We classify our regional malls into two categories – malls that have completed their initial lease-up are referred to as stabilized malls and malls that are in their initial lease-up phase and have not been open for three calendar years are referred to as non-stabilized malls. Pearland Town Center, which opened in July 2008, and The Outlet Shoppes at Oklahoma City, which opened in August 2011, are our only non-stabilized malls as of September 30, 2011.

We derive a significant amount of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Nine Months Ended September 30, 2011
	2011	2010
Malls	89.2%	89.8%
Associated centers	4.1%	4.0%
Community centers	1.9%	1.6%
Mortgages, office buildings and other	4.9%	4.6%

Traffic and sales have steadily increased despite uncertainty about economic conditions. Back-to-school results were solid and we anticipate similar positive trends for the holiday season. Mall store sales for our portfolio increased 3.0% in the third quarter of 2011 and 3.5% for the nine months ended September 30, 2011 as compared to the respective prior year periods.  Mall store sales for the trailing twelve months ended September 30, 2011 on a comparable per square foot basis were $329 per square foot compared with $319 per square foot in the prior year period, an increase of 3.2%.

Occupancy

Our portfolio occupancy is summarized in the following table:

	September 30,
	2011	2010
Total portfolio	91.3%	91.0%
Total mall portfolio	91.2%	91.3%
Stabilized malls	91.2%	91.6%
Non-stabilized malls	90.5%	78.0%
Associated centers	93.7%	92.6%
Community centers	90.9%	88.2%

Positive sales trends have contributed to the continued growth in our occupancy and improved leasing metrics.  For the third quarter of 2011, total portfolio occupancy increased 30 basis points to 91.3%.  Although occupancy for the stabilized malls decreased 40 basis points for the third quarter as compared to the prior year period, we anticipate total portfolio occupancy to end the year 75 to 100 basis points higher than the prior year end level of 92.4% based on current leasing activity.

Leasing

During the third quarter of 2011, we signed approximately 2.0 million square feet of leases, almost double the amount signed in the prior year quarter.  The leases signed in our operating portfolio included approximately 0.7 million square feet of new leases and approximately 1.3 million square feet of renewals.

Average annual base rents per square foot were as follows for each property type:

	As of September 30,
	2011	2010
Stabilized malls	$29.33	$28.82
Non-stabilized malls	24.19	25.57
Associated centers	11.68	11.78
Community centers	13.56	14.56
Offices	17.71	18.41

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the three and six month periods ended September 30, 2011 for spaces that were previously occupied are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (2)	% Change Average

Quarter:
All Property Types (1)	542,408	$34.05	$35.79	5.1%	$36.83	8.2%
Stabilized malls	467,215	36.50	38.32	5.0%	39.43	8.0%
New leases	148,239	39.06	45.17	15.7%	47.66	22.0%
Renewal leases	318,976	35.32	35.13	(0.5)%	35.60	0.8%

Year-to-Date:
All Property Types (1)	1,979,303	35.13	35.94	2.3%	37.06	5.5%
Stabilized malls	1,811,476	36.58	37.37	2.2%	38.55	5.4%
New leases	490,103	39.23	44.97	14.6%	47.74	21.7%
Renewal leases	1,321,373	35.59	34.55	(2.9)%	35.15	(1.2)%

(1)    Includes stabilized malls, associated centers, community centers and office buildings.
(2)    Average gross rent does not incorporate allowable future increases for recoverable common area expenses.

The third quarter continued our trend of improvement in leasing spreads.  Overall, leases in the third quarter of 2011 were signed at a 8.2% increase over the prior gross rent per square foot.  Renewal spreads were also positive, up 0.8% over rents for the prior year quarter.  Our leasing team has been more successful in using positive sales and higher occupancy rates in our portfolio to achieve rental growth and improve the terms of new and renewal leases.  Additionally, short-term deals of three years or less for stabilized malls significantly declined during the quarter to approximately 42.0% as compared with approximately 55.0% for 2010.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2011, we closed on thirteen operating property loans totaling $794.9 million.  Proceeds were primarily used to repay existing loans of approximately $242.5 million and to pay down the outstanding balance of our $520.0 million secured credit facility.  During the second and third quarters of 2011, our three secured credit facilities were modified to remove a 1.50% floor on LIBOR. Without giving effect to actual LIBOR, the removal of the 1.50% floors and the reduction in the spreads resulted in a decrease in the interest rates on the $525.0 million and $520.0 million facilities of approximately 2.75% and on the $105.0 million facility of approximately 2.50%.  We also executed extensions on the maturity of each of the facilities.

As of September 30, 2011, we had approximately $930.1 million available on all of our credit facilities combined.  Our financial covenants remain sound with a debt to gross asset value ratio of 55.9% and an interest coverage ratio of 2.39x for the quarter compared with 2.28x in the prior year period.  See Debt below for additional information.

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

Cash Flows From Operations

There was $61.9 million of unrestricted cash and cash equivalents as of September 30, 2011, an increase of $11.0 million from December 31, 2010.  Cash provided by operating activities during the nine months ended September 30, 2011, increased $28.3 million to $318.1 million from $289.8 million during the nine months ended September 30, 2010. The increase was primarily attributable to higher rental income as a result of increased occupancy rates and rental rates compared to the prior year period.  In addition, cash from operations has increased as a result of lower interest expense on our debt.

Debt

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate (1)
September 30, 2011
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$4,047,205	$(15,486)	$393,702	$4,425,421	5.64%
Recourse term loans on operating properties	78,075	—	—	78,075	5.50%
Total fixed-rate debt	4,125,280	(15,486)	393,702	4,503,496	5.64%
Variable-rate debt:
Non-recourse term loans on operating properties	113,500	—	19,797	133,297	3.29%
Recourse term loans on operating properties	285,067	(726)	130,153	414,494	3.02%
Construction loans	57,061	—	—	57,061	3.21%
Secured lines of credit	215,026	—	—	215,026	3.34%
Unsecured term loans	437,214	—	—	437,214	1.55%
Total variable-rate debt	1,107,868	(726)	149,950	1,257,092	2.59%
Total	$5,233,148	$(16,212)	$543,652	$5,760,588	4.97%

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate (1)
December 31, 2010:
Fixed-rate debt:
Non-recourse loans on operating properties	$3,664,293	$(24,708)	$398,154	$4,037,739	5.83%
Recourse term loans on operating properties	30,449	—	—	30,449	6.00%
Total fixed-rate debt	3,694,742	(24,708)	398,154	4,068,188	5.83%
Variable-rate debt:
Non-recourse term loans on operating properties	114,625	—	20,038	134,663	3.30%
Recourse term loans on operating properties	350,106	(928)	148,252	497,430	2.83%
Construction loans	14,536	—	—	14,536	3.32%
Secured lines of credit	598,244	—	—	598,244	3.38%
Unsecured term loans	437,494	—	—	437,494	1.66%
Total variable-rate debt	1,515,005	(928)	168,290	1,682,367	2.77%
Total	$5,209,747	$(25,636)	$566,444	$5,750,555	4.93%

(1)	Weighted average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.

(2)
We have four interest rate swaps with notional amounts outstanding totaling $118,641 as of September 30, 2011 related to four of our variable-rate loans on operating properties to effectively fix the interest rates on these loans.  Therefore, these amounts are reflected in fixed-rate debt in 2011.

As of September 30, 2011, $414.7 million of our pro rata share of consolidated and unconsolidated debt is scheduled to mature over the remainder of 2011.  We retired one loan of $133.8 million on an operating property subsequent to September 30, 2011 and we have extension options that we intend to exercise for $277.6 million of the maturing debt, which leaves $3.3 million that will be retired or refinanced.

The weighted average remaining term of our total share of consolidated and unconsolidated debt was 4.1 years at September 30, 2011 and 3.5 years at December 31, 2010. The weighted average remaining term of our pro rata share of fixed-rate debt was 4.9 years and 4.6 years at September 30, 2011 and December 31, 2010, respectively.

As of September 30, 2011 and December 31, 2010, our pro rata share of consolidated and unconsolidated variable-rate debt represented 21.8% and 29.3%, respectively, of our total pro rata share of debt. As of September 30, 2011, our share of consolidated and unconsolidated variable-rate debt represented 14.8% of our total market capitalization (see Equity below) as compared to 17.4% as of December 31, 2010.

Secured Lines of Credit

We have three secured lines of credit that are used for mortgage retirement, working capital, construction and acquisition purposes, as well as issuances of letters of credit. Each of these lines is secured by mortgages on certain of our operating properties. In August 2011, we sold one of the operating properties that was pledged as collateral on our $105.0 million facility. As a result, total capacity on that facility was reduced from $105.0 million to $100.1 million. In October 2011, we pledged another operating property as collateral to the facility, which increased the total capacity back to $105.0 million.

During the second and third quarters of 2011, these facilities were modified to remove a 1.50% floor on LIBOR.  Pursuant to the terms of the modifications, borrowings under these secured lines of credit bear interest at LIBOR plus an applicable spread, ranging from 2.00% to 3.00%, based on our leverage ratio.  Without giving effect to actual LIBOR, the removal of the 1.50% floors and the reduction in the spreads resulted in a decrease in the interest rates on the $525.0 million and $520.0 million facilities of approximately 2.75% and on the $105.0 million facility of approximately 2.50%.  We also executed extensions on the maturity of each of the facilities.  The three secured lines of credit had a weighted average interest rate of 2.99% at September 30, 2011. We also pay fees based on the amount of unused availability under our secured lines of credit at rates ranging from 0.15% to 0.35% of unused availability. The following summarizes certain information about the secured lines of credit as of September 30, 2011 (in thousands):

Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date
$100,084	$17,700		June 2013	N/A
525,000	47,130	(1)	February 2014	February 2015
520,000	150,196		April 2014	N/A
$1,145,084	$215,026

(1)	There was an additional $4,870 outstanding on this secured line of credit as of
September 30, 2011 for letters of credit.  Up to $50,000 of the capacity on this line can be used for letters of credit.

We also have secured and unsecured lines of credit with a total commitment of $16.0 million that are used only to issue letters of credit. The letters of credit outstanding under these lines of credit totaled $12.0 million at September 30, 2011.

Unsecured Term Facilities

We have an unsecured term loan that bears interest at LIBOR plus a margin ranging from 0.95% to 1.40%, based on our leverage ratio.  At September 30, 2011, the outstanding borrowings of $209.2 million under this loan had a weighted average interest rate of 1.34%.  The loan was obtained for the exclusive purpose of acquiring certain properties from the Starmount Company or its affiliates.  We completed our acquisition of these properties in February 2008 and, as a result, no further draws can be made against the loan.  The loan matures in November 2011 and we intend to exercise our one-year extension option for an outside maturity date of November 2012.  Net proceeds from a sale, or our share of excess proceeds from any refinancings, of any of the properties originally purchased with borrowings from this unsecured term loan must be used to pay down any remaining outstanding balance.

We have an unsecured term loan with total capacity of $228.0 million that bears interest at LIBOR plus a margin ranging from 1.50% to 1.80%, based on our leverage ratio.  At September 30, 2011, the outstanding borrowings of $228.0 million under the unsecured term loan had a weighted average interest rate of 1.83%.  The loan matures in April 2012 and we intend to exercise our one-year extension option for an outside maturity date of April 2013.

The agreements to the $525.0 million and $520.0 million secured lines of credit contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, and limitations on cash flow distributions.  The Company was in compliance with all covenants and restrictions at September 30, 2011.

The agreements to the $525.0 million and $520.0 million secured credit facilities and the two unsecured term loans described above, each with the same lead lender, contain default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods) in the event (i) there is a default in the payment of any indebtedness owed by us to any institution which is a part of the lender groups for the credit facilities, or (ii) there is any other type of default with respect to any indebtedness owed by us to any institution which is a part of the lender groups for the credit facilities and such lender accelerates the payment of the indebtedness owed to it as a result of such default.  The credit facility agreements provide that, upon the occurrence and continuation of an event of default, payment of all amounts outstanding under these credit facilities and those facilities with which these agreements reference cross-default provisions may be accelerated and the lenders’ commitments may be terminated.  Additionally, any default in the payment of any recourse indebtedness greater than $50.0 million, or any non-recourse indebtedness greater than $100.0 million, of the Company, the Operating Partnership and/or significant subsidiaries, as defined in the credit facilities, regardless of whether the lending institution is a part of the lender groups for the credit facilities, will constitute an event of default under the agreements to the credit facilities.  We were not in default with regard to any of these provisions as of September 30, 2011.

Mortgages on Operating Properties

During the third quarter of 2011, we closed on two ten-year, non-recourse mortgage loans totaling $128.8 million, including a $50.8 million loan secured by Alamance Crossing in Burlington, NC and a $78.0 million loan secured by Asheville Mall in Asheville, NC. The loans bear interest at fixed rates of 5.83% and 5.80%, respectively. Proceeds were used to repay existing loans with principal balances of $51.8 million and $61.3 million, respectively, and to pay down the Company's $525.0 million secured credit facility.

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

Instrument Type	Location in Consolidated Balance Sheet	Outstanding Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 9/30/11	Fair Value at 12/31/10	Maturity Date
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$57,361 (amortizing to $48,337)	1-month LIBOR	2.149%	$(2,644)	$—	April 30, 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$35,905 (amortizing to $30,276)	1-month LIBOR	2.187%	(1,709)	—	April 30, 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$13,427 (amortizing to $11,313)	1-month LIBOR	2.142%	(615)	—	April 30, 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$11,948 (amortizing to $10,083)	1-month LIBOR	2.236%	(592)	—	April 30, 2016
Cap	Intangible lease assets and other assets	$63,555	USD - SIFMA municipal swap index	1.000%	1	—	March 31, 2012
Cap	Intangible lease assets and other assets	$69,750 (amortizing to $69,375)	3-month LIBOR	3.000%	—	3	January 31, 2012

Equity

During the nine months ended September 30, 2011, we paid cash dividends of $123.7 million to holders of our common stock and our preferred stock, as well as $55.0 million in distributions to the noncontrolling interest investors in our Operating Partnership and other consolidated subsidiaries.

On August 31, 2011, we announced a third quarter 2011 common stock dividend of $0.21 per share payable in cash that was paid on October 14, 2011. On June 1, 2011, we announced a second quarter 2011 common stock dividend of $0.21 per share payable in cash that was paid on July 15, 2011.  On February 28, 2011, we announced a first quarter 2011 common stock dividend of $0.21 per share payable in cash that was paid on April 15, 2011.  Future dividends payable will be determined by our Board of Directors based upon circumstances at the time of declaration.

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

Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value of equity) ratio was 67.8% at September 30, 2011, compared to 68.2% at September 30, 2010. Our debt-to-market capitalization ratio at September 30, 2011 was computed as follows (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	190,380	$11.36	$2,162,717
7.75% Series C Cumulative Redeemable Preferred Stock	460	250.00	115,000
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00	453,750
Total market equity			2,731,467
Company’s share of total debt			5,760,588
Total market capitalization			$8,492,055
Debt-to-total-market capitalization ratio			67.8%

(1)
Stock price for common stock and Operating Partnership units equals the closing price of the common stock on September 30, 2011. The stock prices for the preferred stocks represent the liquidation preference of each respective series.

Capital Expenditures

Including our share of unconsolidated affiliates’ capital expenditures, we spent $11.2 million and $32.1 million during the three and nine month periods ended September 30, 2011, respectively, for tenant allowances, which typically generate increased rents from tenants over the terms of their leases. Deferred maintenance expenditures were $6.4 million for the three months ended September 30, 2011 and included $2.9 million for parking lot and parking lot lighting repairs and maintenance, $0.9 million for roof replacements and $2.6 million for various other capital expenditures.  Deferred maintenance expenditures were $13.0 million for the nine months ended September 30, 2011 and included $5.3 million for parking lot and parking lot lighting repairs and maintenance, $2.7 million for roof replacements and $5.0 million for various other capital expenditures.  Renovation expenditures totaled $9.3 million and $19.0 million during the three and nine month periods ended September 30, 2011.

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

Developments and Expansions

The following table summarizes our development projects as of September 30, 2011 (dollars in thousands):

Properties Opened During the Nine Months Ended September 30, 2011
(Dollars in thousands)

			CBL's Share of
Property	Location	Total Project Square Feet	Total Cost (b)	Cost to Date (c)	Opening Date	Initial Yield
Community Center Expansion:
Settlers Ridge Phase II	Robinson Township, PA	86,144	$12,361	$20,320	Summer-11	9.8%

Community / Open-Air Center:
The Outlet Shoppes at Oklahoma City (a)	Oklahoma City, OK	324,565	60,974	56,493	August-11	10.6%

Mall Redevelopment:
Layton Hills Mall - Dick's Sporting Goods	Layton, UT	126,060	7,001	5,373	September-11	11.5%

Total Properties Opened		536,769	$80,336	$82,186

Properties Under Development at September 30, 2011
(Dollars in thousands)

		Total Project Square Feet	CBL's Share of
			Total Cost (b)	Cost to Date (c)	Expected Opening Date	Initial Yield
Property	Location
Community Center Expansions:
The Forum at Grandview - Phase II	Madison, MS	83,060	$16,826	$1,490	Summer-12	7.6%
Waynesville Commons	Waynesville, NC	127,585	9,987	3,764	Fall-12	10.6%
		210,645	26,813	5,254

Mall Expansion:
Alamance West	Burlington, NC	236,438	16,130	17,063	Fall-11	11.0%

Mall Redevelopments:
Foothills Mall/Plaza - Carmike Cinema	Maryville, TN	45,276	8,337	3,989	Spring-12	7.3%
Monroeville Mall - JC Penney/Cinemark	Pittsburgh, PA	464,792	26,178	4,272	Fall-12/Winter-13	7.6%
Stroud Mall - Cinemark Theatre	Stroudsburg, PA	44,979	7,472	6,695	November-11	5.9%
		555,047	41,987	14,956

Total Under Development		1,002,130	$84,930	$37,273

(a)	The Outlet Shoppes at Oklahoma City is a 75/25 joint venture. Total cost and cost to date are reflected at 100%.

(b)	Total cost is presented net of reimbursements to be received.

(c)	Cost to date does not reflect reimbursements until they are received.

On August 5, 2011, we celebrated the grand opening of The Outlet Shoppes at Oklahoma City, a joint venture outlet center in Oklahoma City, OK, in which we have a 75% ownership interest.  It is the only outlet center in the state of Oklahoma and the only center of its kind within a 145 mile radius.  The center opened fully leased with retailers including Saks Off 5th, Nike, Tommy Hilfiger, Polo, J. Crew, Brooks Brothers and more.

During the third quarter, the second phase of Settlers Ridge in Pittsburgh, PA opened 100% leased or committed and is anchored by Michaels, Ross Dress for Less, Pet Supplies Plus and ULTA. Subsequent to the end of the third quarter, the second phase of Alamance Crossing in Burlington, NC opened 100% leased or committed and is anchored by Dick's Sporting Goods, Kohl's and BJ's.

We commenced construction on two new projects during the third quarter. In Waynesville, NC we are under construction for a community center that will be anchored by Belk along with PetSmart and Michaels, located next to an existing Wal Mart. We also started construction on the second phase of The Forum at Grandview, our community center project in Madison, MS. The second phase will be anchored by ULTA, HomeGoods and Petco.

During the second quarter of 2011, we commenced two redevelopment projects.  Two new state-of-the-art 12-screen movie theaters are scheduled to open within the next year at Foothills Mall in Maryville, TN and Stroud Mall in Stroudsburg, PA.  We should see a positive effect for the properties and our portfolio by enhancing these existing centers.

We have also commenced renovation projects at four of our malls, including Hamilton Place in Chattanooga, TN, Oak Park Mall in Kansas City, KS, RiverGate Mall in Nashville, TN, and Burnsville Center in Minneapolis, MN.  The projects are scheduled for completion prior to the holiday season.

We hold options to acquire certain development properties owned by third parties.  Except for the projects presented above, we do not have any other material capital commitments as of September 30, 2011.

Acquisitions

On September 30, 2011, we purchased Northgate Mall located in Chattanooga, TN, for a total cash purchase price of $12.2 million.

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

Preferred Joint Venture Units

We consolidate our investment in a joint venture, CWJV, with Westfield.  The terms of the joint venture agreement require that CWJV pay an annual preferred distribution at a rate of 5.0%, which increases to 6.0% on July 1, 2013, on the preferred liquidation value of the perpetual PJV units of CWJV that are held by Westfield.  Westfield has the right to have all or a portion of the PJV units redeemed by CWJV with property owned by CWJV, and subsequent to October 16, 2012, with either cash or property owned by CWJV, in each case for a net equity amount equal to the preferred liquidation value of the PJV units. At any time after January 1, 2013, Westfield may propose that CWJV acquire certain qualifying property that would be used to redeem the PJV units at their preferred liquidation value. If CWJV does not redeem the PJV units with such qualifying property (a “Preventing Event”), then the annual preferred distribution rate on the PJV units increases to 9.0% beginning July 1, 2013.  We will have the right, but not the obligation, to offer to redeem the PJV units from January 31, 2013 through January 31, 2015 at their preferred liquidation value, plus accrued and unpaid distributions. If we fail to make such an offer, the annual preferred distribution rate on the PJV units increases to 9.0% for the period from July 1, 2013 through June 30, 2016, at which time it decreases to 6.0% if a Preventing Event has not occurred.  If, upon redemption of the PJV units, the fair value of our common stock is greater than $32.00 per share, then such excess (but in no case greater than $26.0 million in the aggregate) shall be added to the aggregate preferred liquidation value payable on account of the PJV units.  We account for this contingency using the method prescribed for earnings or other performance measure contingencies.  As such, should this contingency result in additional consideration to Westfield, we will record the current fair value of the consideration issued as a purchase price adjustment at the time the consideration is paid or payable.

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

We own a parcel of land in Lee’s Summit, MO that we are ground leasing to a third party development company.  The third party developed and operates a shopping center on the land parcel.  We have guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the initial maximum guaranteed amount was $24.4 million.  During the second quarter of 2011, the loans were partially paid down and amended such that our maximum guaranteed amount, representing 27% of capacity, is now approximately $19.2 million.  The total amount outstanding at September 30, 2011 on the loans was $60.5 million of which we have guaranteed $16.3 million.  We reported an obligation of $0.2 million and $0.3 million as of September 30, 2011 and December 31, 2010, respectively, in the accompanying condensed consolidated balance sheets to reflect the estimated fair value of the guaranty.

The loans contain a provision that requires that, on or prior to June 1, 2011, the third party developer was to provide to the lender evidence reasonably satisfactory to the lender that either (i) certain legislation in the state of Missouri had been amended to facilitate an additional bond issuance, the net proceeds of which would be used to further reduce the outstanding amount on the bond line of credit, or (ii) if that certain legislation had not been amended, then the third party developer, the City of Lee's Summit, Missouri, and us had agreed to an alternate plan in order to complete the additional bond issuance. Neither of these conditions had occurred as of the date of issuance of these financial statements and, as a result, the loans are in default. We have not recorded an accrual for the contingent guaranty obligation as we do not believe that this contingent obligation is probable.

We have guaranteed 100% of the construction and land loans of West Melbourne I, LLC (“West Melbourne”), an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $51.2 million.  West Melbourne developed and operates Hammock Landing, a community center in West Melbourne, FL. The total amount outstanding on the loans at September 30, 2011 was $45.5 million. The guaranty will expire upon repayment of the debt.  The land loan, and the construction loan, each representing $3.2 million and $42.3 million, respectively, of the amount outstanding at September 30, 2011, mature in November 2011. The Company plans on extending these loans. We recorded an obligation of $0.5 million and $0.7 million in the accompanying condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010, respectively, to reflect the estimated fair value of this guaranty.

We have guaranteed 100% of the construction loan of Port Orange I, LLC (“Port Orange”), an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $96.1 million.  Port Orange developed and operates The Pavilion at Port Orange, a community center in Port Orange, FL.  The total amount outstanding at September 30, 2011 on the loan was $68.3 million. The guaranty will expire upon repayment of the debt.  The loan matures in December 2011 and has two one-year extension options available. We recorded an obligation of $1.0 million and $1.1 million in the accompanying condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010, respectively, to reflect the estimated fair value of this guaranty.

We have guaranteed the lease performance of York Town Center, LP (“YTC”), an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22.0 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to $10.0 million. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $18.0 million as of September 30, 2011.  We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty.  We did not record an obligation for this guaranty because we determined that the fair value of the guaranty is not material.

At March 31, 2011, we guaranteed 100% of a construction loan of JG Gulf Coast Town Center, LLC, an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount was $11.6 million.  We did not record an obligation for this guaranty because we determined that the fair value of the guaranty is not material.  During the second quarter of 2011, we retired the construction loan with borrowings from our $105.0 million secured credit facility.  The guaranty expired upon repayment of the debt.

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

During the course of our normal quarterly impairment review process for the second quarter of 2010, we determined that it was appropriate to write down the depreciated book value of Oak Hollow Mall in High Point, NC, to its estimated fair value, resulting in a non-cash loss on impairment of real estate assets of $25.4 million.  The loss is recorded in operating loss of discontinued operations for the nine months ended September 30, 2010.

In February 2011, we incurred a loss on impairment of real estate assets of $2.7 million related to the disposition of Oak Hollow Mall to write down the book value of the property to the net sales price.  The loss on impairment is recorded in operating income of discontinued operations for the nine months ended September 30, 2011.

In June 2011, we incurred a loss on impairment of real estate assets of $4.5 million related to the second phase of Settlers Ridge in Robinson Township, PA, which was under construction.  The development is expected to be sold upon completion and stabilization and the loss was recorded to write down the carrying value of the property to its estimated fair value.

During the course of our normal quarterly impairment review process for the third quarter of 2011, we recorded a non-cash impairment of real estate of $50.7 million related to Columbia Place in Columbia, SC, to write-down the depreciated book value as of September 30, 2011 from $56.7 million to an estimated fair value of $6.1 million as of the same date. Columbia Place has experienced declining cash flows as a result of changes in property-specific market conditions, which were further exacerbated by the recent economic conditions, that have negatively impacted leasing activity and occupancy.

Additionally, we recorded an impairment of real estate of $0.6 million in the third quarter 2011 related to the sale of an outparcel.

Allowance for Doubtful Accounts

We periodically perform a detailed review of amounts due from tenants to determine if accounts receivable balances are impaired based on factors affecting the collectibility of those balances.  Our estimate of the allowance for doubtful accounts requires significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.  We recorded a provision for doubtful accounts of $2.0 million and $3.0 million for the nine months ended September 30, 2011 and 2010, respectively.

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

We account for our investment in joint ventures where we own a noncontrolling interest or where we are not the primary beneficiary of a VIE using the equity method of accounting. Under the equity method, our cost of investment is adjusted for our share of equity in the earnings of the unconsolidated affiliate and reduced by distributions received. Generally, distributions of cash flows from operations and capital events are first made to partners to pay cumulative unpaid preferences on unreturned capital balances and then to the partners in accordance with the terms of the joint venture agreements.

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

No impairments of investments in unconsolidated affiliates were incurred during the three and nine month periods ended September 30, 2011 and 2010.

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

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU No. 2011-02”).  ASU No. 2011-02 provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring.  For public entities, these amendments are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  The adoption of these amendments did not have an impact on our condensed consolidated financial statements.

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

During the three months and nine months ended September 30, 2011 and the nine months ended September 30, 2010, we recorded losses on impairment of real estate assets and gain on extinguishment of debt from discontinued operations.  Considering the significance and nature of these items, we believe that it is important to identify the impact on our FFO measures for a reader to have a complete understanding of our results of operations.  Therefore, we have also presented our FFO measure excluding these items.

FFO does not represent cash flows from operations as defined by GAAP, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income (loss) for purposes of evaluating our operating performance or to cash flow as a measure of liquidity.

FFO of the Operating Partnership decreased to $40.0 million during the three months ended September 30, 2011 compared to $89.5 million in the prior year period. During the three months ended September 30, 2011, we incurred losses on impairment of real estate, net of tax benefit, as applicable, of $51.1 million.  Excluding this impairment charge, FFO of the Operating Partnership increased to $91.1 million compared to $89.5 million in the prior year period.  FFO of the Operating Partnership increased to $252.4 million during the nine months ended September 30, 2011 compared to $251.7 million for the same period in 2010.  During the nine months ended September 30, 2011 and 2010, we incurred impairments of real estate, net of tax benefit, as applicable, of $56.1 million and $25.4 million, respectively.  We also recorded a gain on extinguishment of debt from discontinued operations of $31.4 million  Excluding these items, FFO of the Operating Partnership was flat compared to the prior year period.

The reconciliation of FFO to net income (loss) attributable to common shareholders is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income (loss) attributable to common shareholders	$(27,320)	$9,580	$19,187	$13,266
Noncontrolling interest in income (loss) of operating partnership	(7,760)	3,605	5,443	4,992
Depreciation and amortization expense of:
Consolidated properties	71,404	71,814	211,496	211,035
Unconsolidated affiliates	7,020	5,681	21,132	21,052
Discontinued operations	—	1,538	86	4,981
Non-real estate assets	(732)	(2,463)	(1,959)	(2,901)
Noncontrolling interests' share of depreciation and amortization	(214)	(243)	(516)	(699)
Gain on depreciable property	(2,406)	—	(2,406)	—
Gain (loss) on discontinued operations	31	(29)	(86)	(29)
Funds from operations of the operating partnership	40,023	89,483	252,377	251,697
Loss on impairment of real estate, net of tax benefit	51,068	—	56,070	25,435
Gain on extinguishment of debt from discontinued operations	—	—	(31,434)	—
Funds from operations of the operating partnership, as adjusted	$91,091	$89,483	$277,013	$277,132

The reconciliations of FFO of the Operating Partnership to FFO allocable to the Company shareholders, including and excluding the losses on impairment of real estate and gain on extinguishment of debt from discontinued operations, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Reconciliation of FFO of the operating partnership to FFO allocable to Company shareholders:
Funds from operations of the operating partnership	$40,023	$89,483	$252,377	$251,697
Percentage allocable to common shareholders (1)	77.93%	72.66%	77.90%	72.66%
Funds from operations allocable to common shareholders	$31,190	$65,018	$196,602	$182,883

Funds from operations of the operating partnership, as adjusted	$91,091	$89,483	$277,013	$277,132
Percentage allocable to common shareholders (1)	77.93%	72.66%	77.90%	72.66%
Funds from operations allocable to Company shareholders, as adjusted	$70,987	$65,018	$215,793	$201,364

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

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at September 30, 2011, a 0.5% increase or decrease in interest rates on variable rate debt would increase or decrease annual cash outflows by approximately $6.3 million and $3.0 million, respectively, and annual interest expense, after the effect of capitalized interest, by approximately $6.3 million and $3.0 million, respectively.

Based on our proportionate share of total consolidated and unconsolidated debt at September 30, 2011, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $111.2 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $67.7 million.

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

PART II - OTHER INFORMATION

ITEM 1:                    Legal Proceedings

On March 11, 2010, The Promenade D'Iberville, LLC (“TPD”), one of our subsidiaries, filed a lawsuit in the Circuit Court of Harrison County, Mississippi, against M. Hanna Construction Co., Inc. (“M Hanna”), Gallet & Associates, Inc., LA Ash, Inc., EMJ Corporation (“EMJ”) and JEA (f/k/a Jacksonville Electric Authority), seeking damages for alleged property damage and related damages occurring at a shopping center development in D'Iberville, Mississippi. EMJ filed an answer and counterclaim denying liability and seeking to recover from TPD the retainage of approximately $0.3 million allegedly owed under the construction contract. Kohl's Department Stores, Inc. (“Kohl's”) was granted permission to intervene in the lawsuit and, on April 13, 2011, filed a cross-claim against TPD alleging that TPD is liable to Kohl's for unspecified damages resulting from the actions of the defendants and for the failure to perform the obligations of TPD under a Site Development Agreement with Kohl's. Kohl's also made a claim against the Company, which guaranteed the performance of TPD under the Site Development Agreement. The case is at the discovery stage.
TPD also has filed claims under several insurance policies in connection with this matter, and there are two pending lawsuits relating to insurance coverage. On November 4, 2010, First Mercury Insurance Company (“First Mercury”) filed an action in the United States District Court for the Eastern District of Texas against M Hanna and TPD seeking a declaratory judgment concerning coverage under a liability insurance policy issued by First Mercury to M Hanna. On June 13, 2011, TPD filed an action in the Chancery Court of Hamilton County, Tennessee against National Union Fire Insurance Company of Pittsburgh, PA (“National Union”) and EMJ seeking a declaratory judgment regarding coverage under a liability insurance policy issued by National Union to EMJ and recovery of damages arising out of National Union's breach of its obligations.

Certain of our executive officers and members of the immediate family of Charles B. Lebovitz, Chairman of the Board of our company, collectively have a significant non-controlling interest in EMJ, a major national construction company that we engaged to build a substantial number of our properties. EMJ is one of the defendants in the Harrison County, MS and Hamilton County, TN cases described above.

ITEM 1A.                    Risk Factors

The following information updates the information disclosed in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010, by providing information that is current as of September 30, 2011:

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

We own partial interests in 21 malls, 11 associated centers, seven community centers and eight office buildings. We manage all but four of these properties.  Governor’s Square, Governor’s Plaza, Kentucky Oaks and The Outlet Shoppes at Oklahoma City are all owned by joint ventures and are managed by a property manager that is affiliated with the third party partner.  The property manager performs the property management and leasing services for these three properties and receives a fee for its services. The managing partner of the properties controls the cash flow distributions, although our approval is required for certain major decisions.

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

We believe that our properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. As of September 30, 2011, we have recorded in our financial statements a liability of $3.0 million related to potential future asbestos abatement activities at our properties which are not expected to have a material impact on our financial condition or results of operations. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former properties. Therefore, we have not recorded any liability related to hazardous or toxic substances. Nevertheless, it is possible that the environmental assessments available to us do not reveal all potential environmental liabilities. It is also possible that subsequent investigations will identify material contamination, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the properties has not been or will not be affected by tenants and occupants of the properties, by the condition of properties in the vicinity of the properties or by third parties unrelated to us, the Operating Partnership or the relevant property’s partnership.

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

In March 2010, we completed an equity offering of 6,300,000 depositary shares, each representing 1/10th of a share of our 7.375% Series D Cumulative Redeemable Preferred Stock, having a liquidation preference of $25.00 per share.  The securities are redeemable at liquidation preference, plus accrued and unpaid dividends, at any time at the option of the Company.  The shares issued in the March 2010 offering will accrue dividends totaling approximately $11.6 million annually, decreasing earnings per share attributable to our common shareholders and the amounts available to our common shareholders for dividend payments.

In October 2010, we completed an additional equity offering of 4,400,000 depositary shares, each representing 1/10th of a share of our 7.375% Series D Cumulative Redeemable Preferred Stock, having a liquidation preference of $25.00 per share.  Subsequent thereto, the underwriters of the offering exercised their option to purchase an additional 450,000 depositary shares. As a result of the exercise of this option, the Company sold a total of 4,850,000 depositary shares in the offering.  The securities are redeemable at liquidation preference, plus accrued and unpaid dividends, at any time at the option of the Company.  The shares issued in the October 2010 offering will accrue dividends totaling approximately $8.9 million annually, decreasing earnings per share attributable to our common shareholders and the amounts available to our common shareholders for dividend payments.

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

At September 30, 2011, our total share of consolidated and unconsolidated debt outstanding was approximately $5,760.6 million, which represented approximately 67.8% of our total market capitalization at that time, and our total share of consolidated and unconsolidated debt maturing in 2011, 2012 and 2013, giving effect to all maturity extensions that are available at our election, was approximately $3.3 million, $949.0 million and $973.2 million, respectively.  Our significant leverage could have important consequences.  For example, it could:

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

As of September 30, 2011, our total share of consolidated and unconsolidated variable rate debt was $1,257.1 million.  Increases in interest rates will increase our cash interest payments on the variable rate debt we have outstanding from time to time.  If we do not have sufficient cash flow from operations, we might not be able to make all required payments of principal and interest on our debt, which could result in a default or have a material adverse effect on our financial condition and results of operations, and which might adversely affect our cash flow and our ability to make distributions to shareholders.  These significant debt payment obligations might also require us to use a significant portion of our cash flow from operations to make interest and principal payments on our debt rather than for other purposes such as working capital, capital expenditures or distributions on our common equity.

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

Our credit facilities require us to satisfy certain affirmative and negative covenants and to meet numerous financial tests.  The financial covenants under the credit facilities require, among other things, that our Debt to Gross Asset Value ratio, as defined in the agreements to our credit facilities, be less than 65%, that our Interest Coverage ratio, as defined, be greater than 1.75, and that our Debt Service Coverage ratio, as defined, be greater than 1.50.  Compliance with each of these ratios is dependent upon our financial performance.  The Debt to Gross Asset Value ratio is based, in part, on applying a capitalization rate to our earnings before income taxes, depreciation and amortization (“EBITDA”), as defined in the agreements to our credit facilities.  Based on this calculation method, decreases in EBITDA would result in an increased Debt to Gross Asset Value ratio, although overall debt levels remain constant.  As of September 30, 2011, the Debt to Gross Asset Value ratio was 55.9% and we were in compliance with all other covenants related to our credit facilities.

RISKS RELATED TO GEOGRAPHIC CONCENTRATIONS

Since our properties are located principally in the Southeastern and Midwestern United States, our financial position, results of operations and funds available for distribution to shareholders are subject generally to economic conditions in these regions.

Our properties are located principally in the southeastern and midwestern United States. Our properties located in the southeastern United States accounted for approximately 48.1% of our total revenues from all properties for the nine months ended September 30, 2011 and currently include 43 malls, 20 associated centers, ten community centers and 18 office buildings. Our properties located in the midwestern United States accounted for approximately 33.4% of our total revenues from all properties for the nine months ended September 30, 2011 and currently include 26 malls and four associated centers. Our results of operations and funds available for distribution to shareholders therefore will be subject generally to economic conditions in the southeastern and midwestern United States. While we already have properties located in eight states across the southwestern, northeastern and western regions, we will continue to look for opportunities to geographically diversify our portfolio in order to minimize dependency on any particular region; however, the expansion of the portfolio through both acquisitions and developments is contingent on many factors including consumer demand, competition and economic conditions.

Our financial position, results of operations and funds available for distribution to shareholders could be adversely affected by any economic downturn affecting the operating results at our properties in the St. Louis, MO, Nashville, TN, Kansas City (Overland Park), KS, Chattanooga, TN and Madison, WI metropolitan areas, which are our five largest markets.

Our properties located in the St. Louis, MO, Nashville, TN, Kansas City (Overland Park), KS, Chattanooga, TN and Madison, WI metropolitan areas accounted for approximately 10.0%, 3.9%, 3.2%, 3.1% and 3.0%, respectively, of our total revenues for the nine months ended September 30, 2011. No other market accounted for more than 2.7% of our total revenues for the nine months ended September 30, 2011. Our financial position and results of operations will therefore be affected by the results experienced at properties located in these metropolitan areas.

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

Date: November 9, 2011

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