Form 10-K
period 2011-12-31
CBL & ASSOCIATES PROPERTIES INC
filed 2012-02-29
CIK 910612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

The aggregate market value of the 141,963,261 shares of common stock held by non-affiliates of the registrant as of June 30, 2011 was $2,573,793,922, based on the closing price of $18.13 per share on the New York Stock Exchange on June 30, 2011. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)

As of February 17, 2012, 148,571,004 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

We conduct substantially all of our business through the Operating Partnership. We are the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. CBL Holdings I, Inc. is the sole general partner of the Operating Partnership. At December 31, 2011, CBL Holdings I, Inc. owned a 1.0% general partner interest and CBL Holdings II, Inc. owned a 76.9% limited partner interest in the Operating Partnership, for a combined interest held by us of 77.9%.

As of December 31, 2011, we owned:

▪
controlling interests in 74 regional malls/open-air centers and noncontrolling interests in ten regional malls (the “Malls”), controlling interests in 29 associated centers and noncontrolling interests in three associated centers (the “Associated Centers”), controlling interests in eight community centers and noncontrolling interests in five community centers (the “Community Centers”), and controlling interests in 13 office buildings which include our corporate office building and noncontrolling interests in six office buildings (the “Office Buildings”);

▪
an interest in two community center expansions and two mall redevelopments that are currently under construction (the “Construction Properties”), as well as options to acquire certain shopping center development sites; and

▪
mortgages on seven properties, each of which is collateralized by either a first mortgage, a second mortgage or by assignment of 100% of the ownership interests in the underlying real estate and related improvements (the “Mortgages”).

The Malls, Associated Centers, Community Centers, Office Buildings, Construction Properties and Mortgages are collectively referred to as the “Properties” and individually as a “Property.”

We conduct our property management and development activities through CBL & Associates Management, Inc. (the “Management Company”) to comply with certain requirements of the Internal Revenue Code of 1986, as amended.  The Operating Partnership owns 100% of the Management Company’s outstanding preferred stock and common stock.

The Management Company manages all but ten of the Properties. Governor’s Square and Governor’s Plaza in Clarksville, TN and Kentucky Oaks Mall in Paducah, KY are all owned by unconsolidated joint ventures and are managed by a property manager that is affiliated with the third party managing general partner, which receives a fee for its services. The managing general partner of each of these Properties controls the cash flow distributions, although our approval is required for certain major decisions.  The Outlet Shoppes at Oklahoma City in Oklahoma City, OK, is owned by a consolidated joint venture and is managed by a property manager that is affiliated with the third party partner, which receives a fee for its services. In addition, we have contracted with a third-party firm that provides property management services to oversee the operations of our six office buildings located in Chesapeake, VA and Newport News, VA.  The firm receives a fee for its services.

Revenues are primarily derived from leases with retail tenants and generally include fixed minimum rents, percentage rents based on tenants’ sales volumes and reimbursements from tenants for expenditures related to real estate taxes, insurance, common area maintenance and other recoverable operating expenses, as well as certain capital expenditures. We also generate revenues from management, leasing and development fees, advertising, sponsorships, sales of peripheral land at the Properties and from sales of operating real estate assets when it is determined that we can realize a premium value for the assets. Proceeds from such sales are generally used to retire related indebtedness or reduce borrowings on our credit facilities.

The following terms used in this Annual Report on Form 10-K will have the meanings described below:

▪	GLA – refers to gross leasable area of retail space in square feet, including anchors and mall tenants.

▪	Anchor – refers to a department store or other large retail store.

▪	Freestanding – property locations that are not attached to the primary complex of buildings that comprise the mall shopping center.

▪	Outparcel – land used for freestanding developments, such as retail stores, banks and restaurants, which are generally on the periphery of the Properties.

Significant Markets and Tenants

Top Five Markets

Our top five markets, based on percentage of total revenues, were as follows for the year ended December 31, 2011:

Market	Percentage Total of Revenues
St. Louis, MO	9.8%
Nashville, TN	4.0%
Kansas City (Overland Park), KS	3.2%
Chattanooga, TN	3.2%
Madison, WI	3.1%

Top 25 Tenants

Our top 25 tenants based on percentage of total revenues were as follows for the year ended December 31, 2011:

Tenant	Number of Stores	Square Feet	Percentage of Total Revenues
Limited Brands, LLC (1)	157	800,820	3.26%
Foot Locker, Inc.	173	669,063	2.51%
AE Outfitters Retail Company	84	496,381	2.27%
The Gap, Inc.	78	838,076	2.00%
Abercrombie & Fitch, Co.	86	586,775	1.94%
Signet Group plc (2)	112	201,107	1.92%
Dick's Sporting Goods, Inc.	22	1,272,738	1.65%
Genesco Inc. (3)	191	279,230	1.63%
Luxottica Group, S.P.A. (4)	134	297,360	1.51%
Zale Corporation	131	134,207	1.39%
Express Fashions	48	401,503	1.37%
Finish Line, Inc.	72	377,895	1.32%
JC Penney Company, Inc. (5)	74	8,529,870	1.31%
Aeropostale, Inc.	79	284,406	1.21%
Dress Barn, Inc. (6)	106	473,326	1.20%
New York & Company, Inc.	50	357,522	1.19%
Best Buy Co., Inc.	60	549,431	1.09%
Forever 21 Retail, Inc.	21	314,113	1.04%
The Buckle, Inc.	48	239,907	0.98%
Sun Capital Partners, Inc. (7)	53	643,668	0.97%
Pacific Sunwear of California	62	230,237	0.91%
The Children's Place Retail Stores, Inc.	56	239,634	0.88%
Claire's Stores, Inc.	116	137,624	0.88%
Barnes & Noble Inc.	19	700,266	0.86%
The Regis Corporation	147	177,086	0.86%
	2,179	19,232,245	36.15%

(1)	Limited Brands, LLC operates Victoria's Secret and Bath & Body Works.

(2)	Signet Group plc operates Kay Jewelers, Marks & Morgan, JB Robinson, Shaw's Jewelers, Osterman's Jewelers, LeRoy's Jewelers, Jared Jewelers, Belden Jewelers and Rogers Jewelers.

(3)	Genesco Inc. operates Journey's, Jarman, Underground Station, Hat World, Lids, Hat Zone, and Cap Factory stores.

(4)	Luxottica Group, S.P.A. operates Lenscrafters, Sunglass Hut, and Pearl Vision.

(5)	JC Penney Co., Inc. owns 36 of these stores.

(6)	Dress Barn, Inc. operates Justice, dressbarn and maurices.

(7)	Sun Capital Partners, Inc. operates Gordmans, Limited Stores, Fazoli's, Anchor Blue, Smokey Bones, Souper Salad and Bar Louie Restaurants.

Growth Strategy

Our objective is to achieve growth in funds from operations (see page 65 for a discussion of funds from operations) by maximizing cash flows through a variety of methods as further discussed below.

Leasing, Management and Marketing

Our objective is to maximize cash flows from our existing Properties through:

▪	aggressive leasing that seeks to increase occupancy and facilitate an optimal merchandise mix,

▪	originating and renewing leases at higher gross rents per square foot compared to the previous lease,

▪	merchandising, marketing, sponsorship and promotional activities and

▪	actively controlling operating costs and resulting tenant occupancy costs.

Redevelopments and Renovations

Redevelopments represent situations where we capitalize on opportunities to add incremental square footage or increase the productivity of previously occupied space through aesthetic upgrades, retenanting and/or changing the retail use of the space. Many times, redevelopments result from acquiring possession of anchor space and subdividing it into multiple spaces. The following presents the redevelopments we completed during 2011 and those under construction at December 31, 2011:

Property	Location	Total Project Square Feet	Opening Date
Completed in 2011:
Layton Hills Mall - Dick's Sporting Goods	Layton, UT	126,060	September 2011
Stroud Mall - Cinemark Theatre	Stroudsburg, PA	44,979	November 2011
		171,039
Currently under construction:
Foothills Mall/Plaza - Carmike Cinema	Maryville, TN	45,276	Spring 2012
Monroeville Mall - JC Penney/Cinemark Theatre	Pittsburgh, PA	464,792	Fall 2012/ Winter 2013
		510,068
Renovations usually include renovating existing facades, uniform signage, new entrances and floor coverings, updating interior décor, resurfacing parking lots and improving the lighting of interiors and parking lots. Renovations can result in attracting new retailers, increased rental rates, sales and occupancy levels and maintaining the Property's market dominance. During 2011, we completed renovations on four of our malls including Burnsville Center in Burnsville, MN; Hamilton Place Mall in Chattanooga, TN; Oak Park Mall in Kansas City, KS and RiverGate Mall in Nashville, TN. Renovations are scheduled to be completed at Cross Creek Mall in Fayetteville, NC; Post Oak Mall in College Station, TX; Turtle Creek Mall in Hattiesburg, MS and Mall del Norte in Laredo, TX by the end of 2012.
Our total investment in the redevelopment and renovation projects completed in 2011 was $37.8 million. Our total investment upon completion of redevelopment projects that are under construction as of December 31, 2011 is projected to be $34.5 million. The total investment in the renovations that are scheduled for 2012 is projected to be $41.4 million.

Development of New Retail Properties and Expansions
In general, we seek development opportunities in middle-market trade areas that we believe are under-served by existing retail operations. These middle-markets must also have sufficient demographics to provide the opportunity to effectively maintain a competitive position. The following presents the new Property that was completed during 2011 and those under construction at December 31, 2011:

Property	Location	Total Project Square Feet	Opening Date
Completed in 2011:
The Outlet Shoppes at Oklahoma City	Oklahoma City, OK	324,565	August 2011

Currently under construction:
Waynesville Commons	Waynesville, NC	127,585	Fall 2012
We can also generate additional revenues by expanding a Property through the addition of department stores, mall stores and large retail formats. An expansion also protects the Property's competitive position within its market. The following presents the expansions that were completed during 2011 and those under construction at December 31, 2011:

Property	Location	Total Project Square Feet	Opening Date
Completed in 2011:
Alamance West	Burlington, NC	236,438	October 2011
Settlers Ridge (Phase II)	Robinson Township, PA	86,144	August 2011
		322,582

Currently under construction:
The Forum at Grandview (Phase II)	Madison, MS	83,060	Summer 2012
Our total investment in the new Property and the expansions that opened in 2011 was $101.1 million and our total investment in those under construction as of December 31, 2011 is projected to be $26.8 million.

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

Recent Developments
Investments in Joint Ventures
In October 2011, we closed on a $1.09 billion joint venture with TIAA-CREF in which TIAA-CREF received a 50% pari passu interest in each of Oak Park Mall in Kansas City, KS; West County Center in St. Louis, MO; and CoolSprings Galleria in Nashville, TN. TIAA-CREF also received a 12% interest in Pearland Town Center in Pearland, TX. As part of the joint venture agreement, TIAA-CREF assumed approximately $266.8 million of property-specific debt. Net proceeds of approximately $204.2 million from the transaction were used to pay down our lines of credit. We will continue to manage and lease the Properties.

Impairment Losses
During the fourth quarter of 2011, we classified Oak Hollow Square in High Point, NC as held for sale and recorded a non-cash impairment of real estate of $0.7 million to write down the book value of the Property to the expected net sales price. The loss on impairment for this Property is recorded in discontinued operations. This Property was sold subsequent to December 31, 2011. See Note 20 to the consolidated financial statements for additional information.
During the third quarter of 2011, we recorded a non-cash impairment of real estate of $51.3 million which consisted of $50.7 million related to Columbia Place in Columbia, SC, and $0.6 million related to a loss on the sale of a land parcel. Columbia Place experienced declining cash flows as a result of changes in property-specific market conditions, which were further exacerbated by the recent economic conditions that negatively impacted leasing activity and occupancy.
During the second quarter of 2011, we recorded a non-cash impairment of real estate of $4.5 million related to the second phase of Settlers Ridge in Robinson Township, PA, which was under construction. The Property is expected to be sold upon completion and stabilization and the loss was recorded to write down the book value of the Property to its estimated fair value.

Acquisitions
In September 2011, we purchased Northgate Mall in Chattanooga, TN for a total cash purchase price of $11.5 million plus $0.7 million of transaction costs.

Dispositions
In February 2011, we completed the sale of Oak Hollow Mall in High Point, NC for a gross sales price of $9.0 million. Net proceeds from the sale were used to retire the outstanding principal balance and accrued interest of $40.3 million on the non-recourse loan secured by the property in accordance with the lender's agreement to modify the outstanding principal balance and accrued interest to equal the net sales price for the Property. We recorded a gain on the extinguishment of debt of $31.4 million in the first quarter of 2011. We also recorded a loss on impairment of real estate in the first quarter of 2011 of $2.7 million to write down the book value of the Property to the net sales price.
In November 2011, we completed the sale of Westridge Square in Greensboro, NC for a gross sales price of $26.1 million less commissions and customary closing costs for a net sales price of $25.8 million. We recognized a loss of $0.2 million attributable to the sale. Net proceeds from the sale were used to reduce the borrowings on the unsecured term loan that was obtained for the exclusive purpose of acquiring this Property and other Properties from the Starmount Company or its affiliates.
Subsequent to December 31, 2011, we completed the sale of Oak Hollow Square in High Point, NC. Net proceeds from the sale were used to reduce the borrowings on the unsecured term loan that was obtained for the exclusive purpose of acquiring this Property and other Properties from the Starmount Company or its affiliates.
Results of operations of Oak Hollow Mall, Westridge Square, and Oak Hollow Square have been reclassified to discontinued operations for all periods presented.

Financings
In December 2011, we closed on a $140.0 million ten-year non-recourse mortgage loan secured by Cross Creek Mall in Fayetteville, NC, which bears a fixed interest rate of 4.54%. We also closed on a $60.0 million ten-year non-recourse CMBS loan with a fixed interest rate of 5.73% secured by The Outlet Shoppes at Oklahoma City in Oklahoma City, OK. The borrowing amount on a non-recourse loan secured by St. Clair Square in Fairview Heights, IL was increased from $69.4 million to $125.0 million and extended for a five-year period from December 2011 to December 2016, with a reduction in the interest rate to LIBOR plus 300 basis points. Additionally, we closed a $58.0 million recourse mortgage loan secured by The Promenade in D'lberville, MS with a three-year initial term and two two-year extensions. The loan bears interest of 75% of LIBOR plus 175 basis points.
During the fourth quarter of 2011, we exercised our option to extend the unsecured term loan that was obtained for the exclusive purpose of acquiring certain properties from the Starmount Company or its affiliates. The loan's maturity date was extended to November 2012 at its existing interest rate of LIBOR plus a margin of 0.95% to 1.40% based on our leverage ratio, as defined in the loan agreement. Outstanding borrowings under this loan were $181.6 million at December 31, 2011. We also closed on the extension of a $3.3 million loan secured by Phase II of Hammock Landing in West Melbourne, FL. The loan's maturity date was extended to November 2013 at its existing interest rate of LIBOR plus a margin of 2.00%.
During the third quarter of 2011, we closed on two ten-year, non-recourse mortgage loans totaling $128.8 million, including a $50.8 million loan secured by Alamance Crossing in Burlington, NC and a $78.0 million loan secured by Asheville Mall in Asheville, NC. The loans bear interest at fixed rates of 5.83% and 5.80%, respectively. Proceeds were used to repay existing loans with principal balances of $51.8 million and $61.3 million, respectively, and to pay down our $525.0 million secured credit facility.
During the second and third quarters of 2011, we entered into extensions and modification agreements on our three secured lines of credit to extend the maturity of each of the facilities and to remove a 1.50% floor on LIBOR. Pursuant to the terms of the modifications, borrowings under these secured lines of credit bear interest at LIBOR plus an applicable spread, ranging from 2.00% to 3.00%, based on our leverage ratio. Without giving effect to actual LIBOR, the removal of the 1.50% LIBOR floors and the reduction in the spreads resulted in a decrease in the interest rates on the $525.0 million and $520.0 million facilities of approximately 2.75% and on the $105.0 million facility of approximately 2.50%.
During the second quarter of 2011, we closed on two separate ten-year, non-recourse mortgage loans totaling $277.0 million, including a $185.0 million loan secured by Fayette Mall in Lexington, KY and a $92.0 million loan secured by Mid Rivers Mall in St. Charles, MO.  The loans bear interest at fixed rates of 5.42% and 5.88%, respectively.  Proceeds were used to repay existing loans with principal balances of $84.7 million and $74.7 million, respectively, and to pay down our $525.0 million and $105.0 million secured credit facilities.  In addition, we retired a loan with a principal balance of $36.3 million that was secured by Panama City Mall in Panama City, FL with borrowings from our $105.0 million facility.
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
Also during the first quarter of 2011, we closed on four separate loans totaling $120.2 million.  These loans have five-year terms and include a $36.4 million loan secured by Stroud Mall in Stroudsburg, PA; a $58.1 million loan secured by York Galleria in York, PA; a $12.1 million loan secured by Gunbarrel Pointe in Chattanooga, TN; and a $13.6 million loan secured by CoolSprings Crossing in Nashville, TN.  These four loans have partial-recourse features totaling $7.5 million at December 31, 2011 which decrease as the aggregate principal amount outstanding on the loans is amortized.  The loans bear interest at LIBOR plus a margin of 2.40% and are not cross-collateralized.  We have interest rate swaps in place for the full term of each five-year loan to effectively fix the interest rates.  As a result, these loans bear interest at a weighted average fixed rate of 4.57%.
Proceeds from the nine loans that closed during the first quarter of 2011 were used predominantly to pay down the outstanding balance of our $520.0 million secured credit facility.  Eight of the new loans were secured with properties previously used as collateral to secure the $520.0 million credit facility.
Of the $1,062.5 million of our pro rata share of consolidated and unconsolidated debt as of December 31, 2011 that is scheduled to mature during 2012, excluding debt premiums, we have extensions available on $230.0 million of debt at our option that we intend to exercise, leaving $832.5 million of debt maturities in 2012 that must be retired or refinanced, representing 20 operating property loans and one unsecured term loan. Subsequent to December 31, 2011, we retired ten operating property loans with an aggregate balance of $215.4 million as of December 31, 2011.

Financial Information About Segments
See Note 11 to the consolidated financial statements for information about our reportable segments.

Employees
CBL does not have any employees other than its statutory officers.  Our Management Company currently has 629 full-time and 279 part-time employees. None of our employees are represented by a union.

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
We own partial interests in 25 malls, 11 associated centers, nine community centers and eight office buildings. We manage all but four of these Properties. Governor's Square, Governor's Plaza, Kentucky Oaks, and The Outlet Shoppes at Oklahoma City are all owned by joint ventures and are managed by a property manager that is affiliated with the third party partner. The property manager performs the property management and leasing services for these four Properties and receives a fee for its services. The managing partner of the Properties controls the cash flow distributions, although our approval is required for certain major decisions.
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
We believe that our Properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. As of December 31, 2011, we have recorded in our financial statements a liability of $3.0 million related to potential future asbestos abatement activities at our Properties which are not expected to have a material impact on our financial condition or results of operations. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former Properties. Therefore, we have not recorded any liability related to hazardous or toxic substances. Nevertheless, it is possible that the environmental assessments available to us do not reveal all potential environmental liabilities. It is also possible that subsequent investigations will identify material contamination, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties has not been or will not be affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties or by third parties unrelated to us, the Operating Partnership or the relevant Property's partnership.

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
An economic recession can result in extreme volatility and disruption of our capital and credit markets. The resulting economic environment may be affected by dramatic declines in the stock and housing markets, increases in foreclosures, unemployment and costs of living, as well as limited access to credit. This economic situation can, and most often will, impact consumer spending levels, which can result in decreased revenues for our tenants and related decreases in the values of our Properties. A sustained economic downward trend could impact our tenants' ability to meet their lease obligations due to poor operating results, lack of liquidity, bankruptcy or other reasons. Our ability to lease space and negotiate rents at advantageous rates could also be affected in this type of economic environment. Additionally, access to capital and credit markets could be disrupted over an extended period, which may make it difficult to obtain the financing we may need for future growth and/or to meet our debt service obligations as they mature. Any of these events could harm our business, results of operations and financial condition.
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
Energy costs, repairs, maintenance and capital improvements to common areas of our Properties, janitorial services, administrative, property and liability insurance costs and security costs are typically allocable to our Properties' tenants. Our lease agreements typically provide that the tenant is liable for a portion of the CAM and other operating expenses. While historically our lease agreements provided for variable CAM provisions, the majority of our current leases require an equal periodic tenant reimbursement amount for our cost recoveries which serves to fix our tenants' CAM contributions to us. In these cases, a tenant will pay a single specified rent amount, or a set expense reimbursement amount, subject to annual increases, regardless of the actual amount of operating expenses. The tenant's payment remains the same regardless of whether operating expenses increase or decrease, causing us to be responsible for any excess amounts or to benefit from any declines. As a result, the CAM and tenant reimbursements that we receive may or may not allow us to recover a substantial portion of these operating costs.
Additionally, in the event that our Properties are not fully occupied, we would be required to pay the portion of any operating, redevelopment or renovation expenses allocable to the vacant space(s) that would otherwise typically be paid by the residing tenant(s). Our cost recovery ratio was 100.0% for 2011.
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
We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts or if there are other indicators of impairment. If it is determined that an impairment has occurred, the amount of the impairment charge is equal to the excess of the asset's carrying value over its estimated fair value, which could have a material adverse effect on our financial results in the accounting period in which the adjustment is made. Our estimates of undiscounted cash flows expected to be generated by each Property are based on a number of assumptions such as leasing expectations, operating budgets, estimated useful lives, future maintenance expenditures, intent to hold for use and capitalization rates. These assumptions are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates and costs to operate each Property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated in our impairment analyses may not be achieved. For the year ended December 31, 2011, we recorded non-cash losses on impairment of real estate of $59.2 million for five of our Properties.
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
Deflation can result in a decline in general price levels, often caused by a decrease in the supply of money or credit. The predominant effects of deflation are high unemployment, credit contraction and weakened consumer demand. Restricted lending practices could impact our ability to obtain financings or refinancings for our Properties and our tenants' ability to obtain credit. Decreases in consumer demand can have a direct impact on our tenants and the rents we receive.
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
We carry a comprehensive blanket policy for general liability, property casualty (including fire, earthquake and flood) and rental loss covering all of the Properties, with specifications and insured limits customarily carried for similar properties. However, even insured losses could result in a serious disruption to our business and delay our receipt of revenue. Furthermore, there are some types of losses, including lease and other contract claims, as well as some types of environmental losses, that generally are not insured or are not economically insurable. If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a Property, as well as the anticipated future revenues from the Property. If this happens, we, or the applicable Property's partnership, may still remain obligated for any mortgage debt or other financial obligations related to the Property.
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
At December 31, 2011, our total share of consolidated and unconsolidated debt outstanding was approximately $5,266.9 million, which represented approximately 59.7% of our total market capitalization at that time, and our total share of consolidated and unconsolidated debt maturing in 2012, 2013 and 2014, giving effect to all maturity extensions that are available at our election, was approximately $832.5 million, $707.4 million, and $230.6 million, respectively. Our significant leverage could have important consequences. For example, it could:

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

As of December 31, 2011, our total share of consolidated and unconsolidated variable rate debt was $905.4 million. Increases in interest rates will increase our cash interest payments on the variable rate debt we have outstanding from time to time. If we do not have sufficient cash flow from operations, we might not be able to make all required payments of principal and interest on our debt, which could result in a default or have a material adverse effect on our financial condition and results of operations, and which might adversely affect our cash flow and our ability to make distributions to shareholders. These significant debt payment obligations might also require us to use a significant portion of our cash flow from operations to make interest and principal payments on our debt rather than for other purposes such as working capital, capital expenditures or distributions on our common equity.
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
Our credit facilities require us to satisfy certain affirmative and negative covenants and to meet numerous financial tests. The financial covenants under the credit facilities require, among other things, that our Debt to Gross Asset Value ratio, as defined in the agreements to our credit facilities, be less than 65%, that our Interest Coverage ratio, as defined, be greater than 1.75, and that our Debt Service Coverage ratio, as defined, be greater than 1.50. Compliance with each of these ratios is dependent upon our financial performance. The Debt to Gross Asset Value ratio is based, in part, on applying a capitalization rate to our earnings before income taxes, depreciation and amortization (“EBITDA”), as defined in the agreements to our credit facilities. Based on this calculation method, decreases in EBITDA would result in an increased Debt to Gross Asset Value ratio, assuming overall debt levels remain constant. As of December 31, 2011, the Debt to Gross Asset Value ratio was 51.4% and we believe we were in compliance with all other covenants related to our credit facilities.
RISKS RELATED TO GEOGRAPHIC CONCENTRATIONS
Since our Properties are located principally in the Southeastern and Midwestern United States, our financial position, results of operations and funds available for distribution to shareholders are subject generally to economic conditions in these regions.
Our Properties are located principally in the southeastern and midwestern United States. Our Properties located in the southeastern United States accounted for approximately 48.1% of our total revenues from all Properties for the year ended December 31, 2011 and currently include 43 malls, 20 associated centers, nine community centers and 18 office buildings. Our Properties located in the midwestern United States accounted for approximately 33.4% of our total revenues from all Properties for the year ended December 31, 2011 and currently include 26 malls and four associated centers. Our results of operations and funds available for distribution to shareholders therefore will be subject generally to economic conditions in the southeastern and midwestern United States. While we already have Properties located in eight states across the southwestern, northeastern and western regions, we will continue to look for opportunities to geographically diversify our portfolio in order to minimize dependency on any particular region; however, the expansion of the portfolio through both acquisitions and developments is contingent on many factors including consumer demand, competition and economic conditions.

Our financial position, results of operations and funds available for distribution to shareholders could be adversely affected by any economic downturn affecting the operating results at our Properties in the St. Louis, MO, Nashville, TN, Kansas City (Overland Park), KS, Chattanooga, TN, and Madison, WI, metropolitan areas, which are our five largest markets.
Our Properties located in the St. Louis, MO, Nashville, TN, Kansas City (Overland Park), KS, Chattanooga, TN, and Madison, WI metropolitan areas accounted for approximately 9.8%, 4.0%, 3.2%, 3.2% and 3.1%, respectively, of our total revenues for the year ended December 31, 2011. No other market accounted for more than 2.7% of our total revenues for the year ended December 31, 2011. Our financial position and results of operations will therefore be affected by the results experienced at Properties located in these metropolitan areas.
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
We have established several taxable REIT subsidiaries including our Management Company. Despite our qualification as a REIT, our taxable REIT subsidiaries must pay income tax on their taxable income. In addition, we must comply with various tests to continue to qualify as a REIT for federal income tax purposes, and our income from and investments in our taxable REIT subsidiaries generally do not constitute permissible income and investments for these tests. While we will attempt to ensure that our dealings with our taxable REIT subsidiaries will not adversely affect our REIT qualification, we cannot provide assurance that we will successfully achieve that result. Furthermore, we may be subject to a 100% penalty tax, or our taxable REIT subsidiaries may be denied deductions, to the extent our dealings with our taxable REIT subsidiaries are not deemed to be arm's length in nature.
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

•
Delaware Anti-Takeover Statute – We are a Delaware corporation and are subject to Section 203 of the Delaware General Corporation Law. In general, Section 203 prevents an “interested stockholder” (defined generally as a person owning 15% or more of a company's outstanding voting stock) from engaging in a “business combination” (as defined in Section 203) with us for three years following the date that person becomes an interested stockholder unless:

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
Malls
We owned a controlling interest in 74 Malls and non-controlling interests in ten Malls as of December 31, 2011. The Malls are primarily located in middle markets and generally have strong competitive positions because they are the only, or the dominant, regional mall in their respective trade areas. The Malls are generally anchored by two or more department stores and a wide variety of mall stores. Anchor tenants own or lease their stores and non-anchor stores (20,000 square feet or less) lease their locations. Additional freestanding stores and restaurants that either own or lease their stores are typically located along the perimeter of the Malls' parking areas.
We classify our regional malls into two categories - malls that have completed their initial lease-up are referred to as stabilized malls and malls that are in their initial lease-up phase and have not been open for three calendar years are referred to as non-stabilized malls. Pearland Town Center, which opened in July 2008, and The Outlet Shoppes at Oklahoma City, which opened in August 2011, are our only non-stabilized malls as of December 31, 2011.
We own the land underlying each Mall in fee simple interest, except for Walnut Square, WestGate Mall, St. Clair Square, Brookfield Square, Bonita Lakes Mall, Meridian Mall, Stroud Mall, Wausau Center, Chapel Hill Mall and Eastgate Mall. We lease all or a portion of the land at each of these Malls subject to long-term ground leases.
The following table sets forth certain information for each of the Malls as of December 31, 2011:

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA (2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors
Non-Stabilized Malls:
Pearland Town Center (5) Pearland, TX	2008	N/A	88%	646,336	295,251	$242	85%	Barnes & Noble, Dillard's, Macy's, Sports Authority
The Outlet Shoppes at Oklahoma City Oklahoma City, OK	2011	N/A	75%	349,723	322,775	$194	99%	Saks Fifth Ave OFF 5TH
	Total Non-Stabilized Malls			996,059	618,026	$286	92%
Stabilized Malls:
Alamance Crossing Burlington, NC	2007	2011	100%	941,328	204,104	$208	78%	Belk, Barnes & Noble, BJ's Wholesale Club, Carousel Cinemas, Dick's Sporting Goods, Dillard's, Hobby Lobby, JC Penney, Kohls

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA (2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors
Arbor Place Atlanta (Douglasville), GA	1999	N/A	62.8%	1,187,902	299,395	330	99%	Bed Bath & Beyond, Belk, Dillard's, JC Penney, Macy's, Old Navy, Regal Cinemas, Sears
Asheville Mall Asheville, NC	1972/1998	2000	100%	973,660	287,705	331	96%	Barnes & Noble, Belk, Dillard's, Dillard's West, JC Penney, Old Navy, Sears
Bonita Lakes Mall (6) Meridian, MS	1997	N/A	100%	632,185	154,694	246	95%	Belk, Dillard's, JC Penney, Sears, Vacancy
Brookfield Square Brookfield, WI	1967/2001	2007	100%	1,061,140	288,461	380	96%	Barnes & Noble, Boston Store, JC Penney, Old Navy, Sears
Burnsville Center Burnsville, MN	1977/1998	N/A	100%	1,045,242	387,887	339	97%	Dick's Sporting Goods, Gordmans, JC Penney, Macy's, Old Navy, Sears
Cary Towne Center Cary, NC	1979/2001	1993	100%	914,252	294,906	246	92%	Belk, Dillard's, JC Penney, Macy's, Sears
Chapel Hill Mall (7) Akron, OH	1966/2004	1995	62.8%	863,527	278,193	262	95%	Encore, JC Penney, Macy's, Old Navy, Sears
CherryVale Mall Rockford, IL	1973/2001	2007	100%	846,435	331,850	322	99%	Barnes & Noble, Bergner's, JC Penney, Macy's, Sears
Chesterfield Mall Chesterfield, MO	1976/2007	2006	62.8%	1,283,503	488,385	270	93%	AMC Theater, Dillard's, H&M, Macy's, Old Navy, Sears, V-Stock
Citadel Mall Charleston, SC	1981/2001	2000	100%	1,077,242	282,329	205	92%	Belk, Dillard's, JC Penney, Sears, Target
Coastal Grand-Myrtle Beach Myrtle Beach, SC	2004	2007	50%	1,038,516	342,541	313	98%	Bed Bath & Beyond, Belk, Books A Million, Cinemark Theater, Dick's Sporting Goods, Dillard's, JC Penney, Old Navy, Sears
College Square Morristown, TN	1988	1999	100%	486,699	120,403	268	94%	Belk, Carmike Cinema, Goody's, JC Penney, Kohl's, Sears
CoolSprings Galleria Nashville, TN	1991	1994	50%	1,117,125	362,489	449	100%	Belk, Belk Home, Dillard's, JC Penney, Macy's, Sears
Cross Creek Mall Fayetteville, NC	1975/2003	2000	100%	1,001,345	251,807	532	100%	Belk, JC Penney, Macy's, Sears
East Towne Mall Madison, WI	1971/2001	2004	100%	788,408	229,684	323	97%	Barnes & Noble, Boston Store, Dick's Sporting Goods, Gordman's, JC Penney, Sears, Steinhafels
EastGate Mall (8) Cincinnati, OH	1980/2003	1995	100%	1,043,175	272,602	284	82%	Dillard's, JC Penney, Kohl's, Sears, Toys R Us

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA (2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors
Eastland Mall Bloomington, IL	1967/2005	N/A	100%	760,278	220,623	321	98%	Bergner's, JC Penney, Kohl's, Macy's, Old Navy, Sears
Fashion Square Saginaw, MI	1972/2001	1993	100%	748,863	255,967	267	93%	Encore, JC Penney, Macy's, Sears
Fayette Mall Lexington, KY	1971/2001	1993	100%	1,183,982	355,931	572	100%	Dick's Sporting Goods, Dillard's, JC Penney, Macy's, Sears
Foothills Mall Maryville, TN	1983/1996	2004	95%	418,326	121,447	247	87%	Belk, Goody's, JC Penney, Sears, T.J. Maxx, (Carmike Cinema under construction)
Friendly Shopping Center and The Shops at Friendly Greensboro, NC	1957/ 2006/ 2007	1996 / 2008	50%	1,302,542	526,315	396	93%	Barnes & Noble, Belk, Harris Teeter, Macy's, Old Navy, REI, Sears
Frontier Mall Cheyenne, WY	1981	1997	100%	535,475	190,605	305	98%	Carmike Cinema, Dillard's East, Dillard's West, JC Penney, Sears, Sports Authority
Georgia Square Athens, GA	1981	N/A	100%	671,121	249,567	232	96%	Belk, JC Penney, Macy's, Sears
Governor's Square Clarksville, TN	1986	1999	47.5%	731,627	259,053	403	96%	Belk, Best Buy, Borders (vacant), Dick's Sporting Goods, Dillard's, JC Penney,Old Navy, Sears
Greenbrier Mall Chesapeake, VA	1981/2004	2004	63%	899,010	278,446	321	92%	Dillard's, JC Penney, Jillian's, Macy's, Sears
Gulf Coast Town Center Ft. Myers, FL	2005	N/A	50%	1,238,721	339,704	281	89%	Babies R Us, Bass Pro Outdoor World, Belk, Best Buy, Dick's Sporting Goods, Golf Galaxy, JC Penney, Jo-Ann Fabric and Craft Stores, Marshall's, PETCO, Regal Cinema, Ross, Staples, Target
Hamilton Place Chattanooga, TN	1987	1998	90%	1,168,303	337,423	403	98%	Barnes & Noble, Belk for Men, Kids & Home, Belk for Women, Dillard's for Men, Kids & Home, Dillard's for Women, Forever 21, JC Penney, Sears
Hanes Mall Winston-Salem, NC	1975/2001	1990	100%	1,541,247	530,925	308	95%	Belk, Dick's Sporting Goods, Dillard's, H&M, JC Penney, Macy's, Old Navy, Sears
Harford Mall Bel Air, MD	1973/2003	2007	100%	505,344	181,168	367	99%	Macy's, Old Navy, Sears
Hickory Point Mall Decatur, IL	1977/2005	N/A	100%	826,347	190,771	248	74%	Bergner's, Cohn Furniture, Encore, JC Penney, Kohl's, Sears, Von Maur
Honey Creek Mall Terre Haute, IN	1968/2004	1981	100%	676,456	184,941	353	95%	Elder-Beerman, Encore, JC Penney, Macy's, Sears

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA (2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors
Imperial Valley Mall El Centro, CA	2005	N/A	60%	825,752	212,635	375	96%	Cinemark, Dillard's, JC Penney, Kohl's, Macy's, Sears
Janesville Mall Janesville, WI	1973/1998	1998	100%	614,190	166,360	280	92%	Boston Store, JC Penney, Sears
Jefferson Mall Louisville, KY	1978/2001	1999	100%	950,350	248,699	340	100%	Dillard's, JC Penney, Macy's, Old Navy, Sears, Toys R Us
Kentucky Oaks Mall Paducah, KY	1982/2001	1995	50%	1,128,885	309,037	289	91%	Best Buy, Dick's Sporting Goods, Dillard's, Goody's, Hobby Lobby, Elder-Beerman, JC Penney, Linens & More for Less!, Old Navy, Sears, Toys R Us
The Lakes Mall Muskegon, MI	2001	N/A	100%	589,665	187,759	260	95%	Bed Bath & Beyond, Dick's Sporting Goods, JC Penney, Sears, Younkers
Lakeshore Mall Sebring, FL	1992	1999	100%	489,920	115,904	212	78%	Beall's (9), Belk, Carmike, JC Penney, Kmart, Sears
Laurel Park Place Livonia, MI	1989/2005	1994	70%	489,865	191,055	329	99%	Parisian, Von Maur
Layton Hills Mall Layton, UT	1980/2006	1998	100%	622,764	178,379	387	89%	Dick's Sporting Goods, JCPenney, Macy's, Mervyn's (one level vacant)
Madison Square Huntsville, AL	1984	1985	100%	928,727	295,293	249	87%	Belk, Dillard's, JC Penney, Sears, two vacancies
Mall del Norte Laredo, TX	1977/2004	1993	100%	1,163,183	401,205	526	99%	Beall's (9), Cinemark, Dillard's, Forever 21, JC Penney, Joe Brand, Macy's, Macy's Home Store, Sears
Mall of Acadiana Lafayette, LA	1979/2005	2004	62.8%	991,258	298,995	420	100%	Barnes & Noble, Dillard's, JCPenney, Macy's, Sears
Meridian Mall (10) Lansing, MI	1969/1998	2001	100%	922,223	362,616	259	89%	Bed Bath & Beyond, Dick's Sporting Goods, JC Penney, Macy's, Old Navy, Schuler Books, Younkers
Mid Rivers Mall St. Peters, MO	1987/2007	1999	62.8%	1,088,827	305,508	305	94%	Best Buy, Dick's Sporting Goods, Dillard's, JC Penney, Macy's, Sears, V-Stock, Wehrenberg Theaters
Midland Mall Midland, MI	1991/2001	N/A	100%	468,263	131,313	286	96%	Barnes & Noble, Dunham's Sports, Elder-Beerman, JC Penney, Sears, Target

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA (2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors
Monroeville Mall Pittsburgh, PA	1969/2004	2003	100%	1,291,493	470,414	278	96%	Barnes & Noble, Best Buy, JC Penney, Macy's, ULTA, Boscov's (under redevelopment)
Northgate Mall Chattanooga, TN	1972/2011	N/A	100%	770,979	205,657	236	77%	Belk, Belk Home, JC Penney, Sears, T.J. Maxx
Northpark Mall Joplin, MO	1972/2004	1996	100%	951,464	292,738	314	75%	JC Penney, Macy's, Macy's Home Store, Old Navy, Sears, Joplin Schools, T.J. Maxx, V-Stock
Northwoods Mall Charleston, SC	1972/2001	1995	100%	784,715	268,520	309	98%	Belk, Books A Million, Dillard's, JC Penney, Planet Fitness, Sears
Oak Park Mall Overland Park, KS	1974/2005	1998	50%	1,528,438	452,921	411	97%	American Girl, Barnes & Noble, Dillard's North, Dillard's South, JC Penney, Macy's, Nordstrom, XXI Forever
Old Hickory Mall Jackson, TN	1967/2001	1994	100%	542,475	165,380	328	95%	Belk, JC Penney, Macy's, Sears
Panama City Mall Panama City, FL	1976/2002	1984	100%	608,339	207,807	227	89%	Bed Bath & Beyond, Dillard's, JC Penney, Sears
Park Plaza Little Rock, AR	1988/2004	N/A	62.8%	540,689	236,939	419	100%	Dillard's I, Dillard's II, XXI Forever
Parkdale Mall Beaumont, TX	1972/2001	1986	100%	1,203,776	331,319	321	87%	Ashley Furniture HomeStores, Beall's (9), Books A Million, Dillard's, JC Penney, Macy's, Old Navy, Sears, XXI Forever
Parkway Place Huntsville, AL	1957/1998	2002	100%	643,135	273,957	312	97%	Belk, Dillard's
Post Oak Mall College Station, TX	1982	1985	100%	774,873	287,348	328	88%	Beall's (9), Dillard's, Dillard's South, Encore, JC Penney, Macy's, Sears
Randolph Mall Asheboro, NC	1982/2001	1989	100%	379,292	116,009	230	97%	Belk, Books A Million, Cinemark, Dillard's, JC Penney, Sears
Regency Mall Racine, WI	1981/2001	1999	100%	810,337	209,898	220	95%	Boston Store, Burlington Coat Factory, Flooring Super Center, JC Penney, Sears
Richland Mall Waco, TX	1980/2002	1996	100%	685,410	204,185	322	96%	Beall's (9), Dillard's I, Dillard's II, JC Penney, Sears, XXI Forever
River Ridge Mall Lynchburg, VA	1980/2003	2000	100%	764,551	223,714	273	91%	Belk, JC Penney, Macy's, Regal Cinema, Sears

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA (2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors
RiverGate Mall Nashville, TN	1971/1998	1998	100%	1,109,331	263,067	314	97%	Dillard's, Incredible Dave's, JC Penney, Macy's, Sears
South County Center St. Louis, MO	1963/2007	2001	62.8%	1,028,432	294,818	364	97%	Dillard's, JC Penney, Macy's, Sears, V-Stock
Southaven Towne Center Southave, MS	2005	N/A	100%	528,971	145,876	338	97%	Bed Bath & Beyond, Books A Million, Dillard's, Gordman's, HH Gregg, JC Penney, Jo-Ann Fabric & Craft Stores
Southpark Mall Colonial Heights, VA	1989/2003	2007	100%	686,892	214,610	324	97%	Dillard's, JC Penney, Macy's, Regal Cinema, Sears
St. Clair Square (11) Fairview Heights, IL	1974/1996	1993	62.8%	1,076,912	299,657	400	99%	Dillard's, JC Penney, Macy's, Sears
Stroud Mall (12) Stroudsburg, PA	1977/1998	2005	100%	419,338	134,855	264	94%	Bon-Ton, Cinemark, JC Penney, Sears
Sunrise Mall Brownsville, TX	1979/2003	2000	100%	752,865	238,108	380	90%	A'gaci, Beall's (9), Cinemark, Dillard’s, JC Penney, Sears
Triangle Town Center Raleigh, NC	2002/2005	N/A	50%	1,261,125	425,656	287	94%	Barnes & Noble, Belk, Dillard's, Macy's, Sak's Fifth Avenue, Sears
Turtle Creek Mall Hattiesburg, MS	1994	1995	100%	845,508	192,121	325	99%	Belk I, Belk II (vacant), Dillard's, JC Penney, Sears, Stein Mart
Valley View Mall Roanoke, VA	1985/2003	2007	100%	842,876	284,049	329	98%	Barnes & Noble, Belk, JC Penney, Macy's I, Macy's II, Old Navy, Sears
Volusia Mall Daytona Beach, FL	1974/2004	1982	100%	1,071,502	252,959	321	99%	Dillard's East, Dillard's West, Dillard's South, JC Penney, Macy's, Sears
Walnut Square (13) Dalton, GA	1980	1992	100%	494,858	141,942	232	92%	Belk, Belk Home & Kids, JC Penney, Sears, The Rush
Wausau Center (14) Wausau, WI	1983/2001	1999	100%	423,132	149,932	245	95%	JC Penney, Sears, Younkers
West County Center Des Peres, MO	1969/2007	2002	50%	1,211,996	421,975	475	99%	Barnes & Noble, Forever 21, Dick's Sporting Goods, JC Penney, Macy's, Nordstrom
West Towne Mall Madison, WI	1970/2001	2004	100%	830,986	268,169	530	98%	Boston Store, Dick's Sporting Goods, JC Penney, Sears, XXI Forever
WestGate Mall (15) Spartanburg, SC	1975/1995	1996	100%	954,302	248,045	262	88%	Bed Bath & Beyond, Belk, Dick's Sporting Goods, Dillard's, JC Penney, Regal Cinema, Sears

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA (2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors
Westmoreland Mall Greensburg, PA	1977/2002	1994	62.8%	999,753	303,914	319	98%	BonTon, JC Penney, Macy's, Macy's Home Store, Old Navy, Sears
York Galleria York, PA	1989/1999	N/A	100%	764,401	227,184	308	95%	Bon Ton, Boscov's, JC Penney, Sears
	Total Stabilized Malls			68,366,344	20,958,822	$336	94%
	Grand total			69,362,403	21,576,848	$335	94%

Non-Core Properties:
Columbia Place Columbia, SC	1977/2001	N/A	100%	1,072,835	292,115	N/A	N/A	Burlington Coat Factory, Macy's, Sears, three vacancies
Hickory Hollow Mall Nashville, TN	1978/1998	1991	100%	1,107,952	402,465	N/A	N/A	Electronic Express, Macy's, Sears, two vacancies
Towne Mall Franklin, OH	1977/2001	N/A	100%	448,099	151,989	N/A	N/A	Elder-Beerman, Sears, Dillard's (vacant)
	Total Non-Core Properties			2,628,886	846,569	N/A	N/A

(1)	Includes total square footage of the anchors (whether owned or leased by the anchor) and mall stores. Does not include future expansion areas.

(2)	Excludes anchors and cinemas.

(3)	Totals represent weighted averages.

(4)	Includes tenants paying rent for executed leases as of December 31, 2011.

(5)
Pearland Town Center is a mixed-use center which combines retail, hotel, office and residential components.  The retail portion of the center is classified in Malls, the office portion is classified in Office Buildings, and the hotel and residential portions are classified as Other.

(6)
Bonita Lakes Mall - We are the lessee under a ground lease for 82 acres, which extends through June 30, 2035, plus one 25 - year renewal option.  The annual ground rent for 2011 was $35,640, increasing by an average of 3% each year.

(7)	Chapel Hill Mall - Ground rent is the greater of $10,000 or 30% of aggregate fixed minimum rent paid by tenants of certain store units. The annual ground rent for 2011 was $10,000.

(8)	EastGate Mall - Ground rent is $24,000 per year.

(9)	The Beall's operating at Lakeshore Mall is unrelated to the Beall's stores at Mall del Norte, Parkdale Mall, Post Oak Mall, Richland Mall, and Sunrise Mall, which are owned by Stage Stores.

(10)	Meridian Mall - We are the lessee under several ground leases in effect through March 2067, with extension options. Fixed rent is $18,700 per year plus 3% to 4% of all rents.

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

Anchors may own their stores and the land underneath, as well as the adjacent parking areas, or may enter into long-term leases with respect to their stores. Rental rates for anchor tenants are significantly lower than the rents charged to mall store tenants. Rental revenues from anchors account for 12.3% of the total revenues from our Properties. Each anchor that owns its store has entered into an operating and reciprocal easement agreement with us covering items such as operating covenants, reciprocal easements, property operations, initial construction and future expansion.

During 2011, we added the following anchors and junior anchors (i.e., non-traditional anchors) to the following Malls:

Name	Property	Location
Bed Bath & Beyond	Panama City Mall	Panama City, FL
BJ's Wholesale Club	Alamance Crossing	Burlington, NC
Cinemark	Stroud Mall	Stroudsburg, PA
Dick's Sporting Goods	Alamance Crossing	Burlington, NC
Dick's Sporting Goods	Layton Hills Mall	Layton, UT
Dunham's Sports	Midland Mall	Midland, MI
Encore	Post Oak Mall	College Station, TX
Goody's	College Square	Morristown, TN
Goody's	Foothills Mall	Maryville, TN
Goody's	Kentucky Oaks Mall	Paducah, KY
Gordman's	Burnsville Center	Burnsville, MN
H&M	Hanes Mall	Winston-Salem, NC
Incredible Dave's	RiverGate Mall	Nashville, TN
Kohl's	Alamance Crossing	Burlington, NC
Kohl's	Imperial Valley	El Centro, CA
Linens & More for Less!	Kentucky Oaks Mall	Paducah, KY
Stein Mart	Turtle Creek Mall	Hattiesburg, MS
Tuesday Morning	Kentucky Oaks Mall	Paducah, KY
V-Stock	Chesterfield Mall	Chesterfield, MO
V-Stock	Mid Rivers Mall	St. Peters, MO

As of December 31, 2011, the Malls had a total of 457 anchors and junior anchors including 16 vacant locations. The mall anchors and junior anchors and the amount of GLA leased or owned by each as of December 31, 2011 is as follows:

	Number of Stores			Gross Leaseable Area
Anchor	Mall Leased	Anchor Owned	Total	Mall Leased	Anchor Owned	Total
JCPenney (1)	36	36	72	3,879,428	4,530,649	8,410,077
Sears (2)	19	52	71	2,133,099	7,304,172	9,437,271
Dillard's (3)	4	48	52	660,713	6,805,642	7,466,355
Sak's	1	1	2	26,948	83,066	110,014
Macy's (4)	15	32	47	1,957,154	5,137,196	7,094,350
Belk (5)	9	25	34	842,331	3,271,099	4,113,430
Bon-Ton:
Bon-Ton	2	1	3	186,824	131,915	318,739
Bergner's	—	3	3	—	385,401	385,401
Boston Store (6)	1	4	5	96,000	599,280	695,280
Younkers	3	1	4	269,060	106,131	375,191
Elder-Beerman	3	1	4	194,613	117,888	312,501
Parisian	1	—	1	148,810	—	148,810
Subtotal	10	10	20	895,307	1,340,615	2,235,922
A'GACI	1	—	1	28,000	—	28,000
Ashley Home Store	1	—	1	26,439	—	26,439
Babies R Us	1	—	1	30,700	—	30,700
Barnes & Noble	13	—	13	388,674	—	388,674
Bass Pro Outdoor World	1	—	1	130,000	—	130,000
Beall 's (Stage Stores)	5	—	5	193,209	—	193,209
Beall's (Fla)	1	—	1	45,844	—	45,844
Bed, Bath & Beyond	7	—	7	202,915	—	202,915
Best Buy	3	—	3	98,481	—	98,481
BJ's Wholesale Club	1	—	1	85,188	—	85,188
Books A Million	7	—	7	93,388	—	93,388
Boscov's	—	1	1	—	150,000	150,000
Burlington Coat Factory	2	—	2	141,664	—	141,664
Cohn Furniture	1	—	1	20,030	—	20,030
Dick's Sporting Goods (7)	13	1	14	714,657	70,000	784,657
Dunham Sports	1	—	1	35,368	—	35,368
Electronic Express	1	—	1	26,550	—	26,550
Encore	5	—	5	133,917	—	133,917
Flooring Supercenter	1	—	1	25,764	—	25,764
Golf Galaxy	1	—	1	15,096	—	15,096
Goody's	3	—	3	92,450	—	92,450
Gordman's	3	—	3	156,339	—	156,339
H&M	2	—	2	40,530	—	40,530
H.H.Gregg	1	—	1	33,887	—	33,887
Hobby Lobby	2	—	2	117,521	—	117,521
Incredible Dave's	1	—	1	65,044	—	65,044
Jillian's	1	—	1	21,295	—	21,295
Jo-Ann Fabric and Craft Stores	1	—	1	35,330	—	35,330
Joe Brand	1	—	1	29,413	—	29,413
Kmart	1	—	1	86,479	—	86,479
Kohl's	5	2	7	421,568	132,000	553,568
Linens & More for Less!	1	—	1	27,645	—	27,645
Marshall's	1	—	1	32,996	—	32,996

	Number of Stores			Gross Leaseable Area
Anchor	Mall Leased	Anchor Owned	Total	Mall Leased	Anchor Owned	Total
Nordstrom (8)	—	2	2	—	385,000	385,000
Old Navy	17	—	17	300,194	—	300,194
Petco	1	—	1	15,257	—	15,257
REI	1	—	1	24,427	—	24,427
Ross Dress For Less	1	—	1	30,187	—	30,187
Schuler Books	1	—	1	24,116	—	24,116
Joplin Schools	—	1	1	—	90,000	90,000
Sports Authority (9)	1	1	2	24,750	42,085	66,835
Stein Mart	1	—	1	20,388	—	20,388
Staples	1	—	1	30,463	—	30,463
Steinhafels	1	—	1	28,828	—	28,828
Target	—	4	4	—	490,476	490,476
The Rush Fitness Complex	1	—	1	30,566	—	30,566
T.J. Maxx	3	—	3	86,886	—	86,886
Toys R Us	1	—	1	29,398	—	29,398
Tuesday Morning	1	—	1	31,092	—	31,092
V-Stock	3	—	3	95,098	—	95,098
Von Maur	—	2	2	—	233,280	233,280
XXI Forever / Forever 21	6	—	6	209,494	—	209,494
Vacant Anchors:
Borders	1	—	1	19,978	—	19,978
Belk	—	1	1	—	96,853	96,853
Boscov's (10)	—	1	1	—	234,538	234,538
Office Max	1	—	1	23,600	—	23,600
Dillard's	1	2	3	200,000	293,956	493,956
Linens N Things	2	—	2	58,369	—	58,369
Old Navy	1	—	1	31,858	—	31,858
Shopko	1	—	1	23,636	—	23,636
Service Merchandise	—	1	1	—	53,000	53,000
Steve & Barry's	4	—	4	158,015	—	158,015

	234	223	457	15,487,961	30,743,627	46,231,588

(1)	Of the 36 stores owned by JC Penny, six are subject to ground lease payments to the Company.

(2)	Of the 52 stores owned by Sears, four are subject to ground lease payments to the Company.

(3)	Of the 48 stores owned by Dillard's, four are subject to ground lease payments to the Company.

(4)	Of the 32 stores owned by Macy's, five are subject to ground lease payments to the Company.

(5)	Of the 25 stores owned by Belk, two are subject to ground lease payments to the Company.

(6)	Of the four stores owned by Boston Store, one is subject to ground lease payments to the Company.

(7)	The one store owned by Dick's Sporting Goods is subject to ground lease payments to the Company.

(8)	Of the two stores owned by Nordstrom, one is subject to ground lease payments to the Company.

(9)	The one store owned by Sports Authority is subject to ground lease payments to the Company.

(10)	Under redevelopment.

Mall Stores

The Malls have approximately 8,074 mall stores. National and regional retail chains (excluding local franchises) lease approximately 82.0% of the occupied mall store GLA. Although mall stores occupy only 28.3% of the total mall GLA (the remaining 71.7% is occupied by anchors), the Malls received 82.3% of their revenues from mall stores for the year ended December 31, 2011.

Mall Lease Expirations

The following table summarizes the scheduled lease expirations for mall stores as of December 31, 2011:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2012	1,731	$120,020,000	4,060,000	$29.56	16.4%	21.3%
2013	1,079	113,323,000	2,951,000	38.40	15.5%	15.5%
2014	739	76,405,000	1,954,000	39.10	10.5%	10.2%
2015	705	79,945,000	1,924,000	41.55	10.9%	10.1%
2016	756	88,145,000	2,102,000	41.94	12.1%	11.0%
2017	439	57,012,000	1,353,000	42.15	7.8%	7.1%
2018	403	58,961,000	1,314,000	44.87	8.1%	6.9%
2019	258	38,636,000	900,000	42.94	5.3%	4.7%
2020	257	36,982,000	858,000	43.12	5.1%	4.5%
2021	301	38,851,000	1,000,000	38.86	5.3%	5.2%

(1)	Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2011 for expiring leases that were executed as of December 31, 2011.

(2)
Total annualized gross rent, including recoverable common area expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2011.

(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2011.

Mall Tenant Occupancy Costs

Occupancy cost is a tenant’s total cost of occupying its space, divided by sales. Mall store sales represents total sales amounts received from reporting tenants with space of less than 10,000 square feet.  The following table summarizes tenant occupancy costs as a percentage of total mall store sales for the last three years:

	Year Ended December 31,
	2011	2010	2009
Mall store sales (in millions)(1)	$5,371.28	$5,349.76	$4,937.80
Minimum rents	8.59%	8.66%	9.50%
Percentage rents	0.39%	0.37%	0.70%
Tenant reimbursements (2)	3.47%	3.61%	3.70%
Mall tenant occupancy costs	12.45%	12.64%	13.90%

(1)	Represents 100% of sales for the Malls. In certain cases, we own less than a 100% interest in the Malls.

(2)	Represents reimbursements for real estate taxes, insurance, common area maintenance charges and certain capital expenditures.

Debt on Malls

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2011” included herein for information regarding any liens or encumbrances related to our Malls.

Associated Centers

We owned a controlling interest in 29 Associated Centers and a non-controlling interest in three Associated Centers as of December 31, 2011.

Associated Centers are retail properties that are adjacent to a regional mall complex and include one or more anchors, or big box retailers, along with smaller tenants. Anchor tenants typically include tenants such as T.J. Maxx, Target, Kohl’s and Bed Bath & Beyond.  Associated Centers are managed by the staff at the Mall since it is adjacent to and usually benefits from the customers drawn to the Mall.

We own the land underlying the Associated Centers in fee simple interest, except for Bonita Lakes Crossing, which is subject to a long-term ground lease.

The following table sets forth certain information for each of the Associated Centers as of December 31, 2011:

Associated Center / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total GLA (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors
Annex at Monroeville Pittsburgh, PA	1969	100%	186,365	186,365	96%	Burlington Coat Factory, Dick's Sporting Goods, Guitar Center, Harbor Freight Tools
Bonita Lakes Crossing (4) Meridian, MS	1997/1999	100%	147,518	147,518	96%	Ashley Home Store, Jo-Ann Fabric and Craft Stores, Office Max, T.J. Maxx, Toys R Us
Chapel Hill Suburban Akron, OH	1969	62.8%	116,752	116,752	100%	HH Gregg, Roses
Coastal Grand Crossing Myrtle Beach, SC	2005	50%	35,013	35,013	78%	Lifeway Christian Store, PetSmart
CoolSprings Crossing Nashville, TN	1992	100%	352,053	63,010	100%	American Signature (5), HH Gregg (6), Lifeway Christian Store, Target (5), Toys R Us (5), Whole Foods (6)
Courtyard at Hickory Hollow Nashville, TN	1979	100%	81,060	81,060	81%	Carmike Cinema
EastGate Crossing Cincinnati, OH	1991	100%	198,223	174,739	82%	Kroger, Jo-Ann Fabric and Craft Stores, Marshall's, Office Max (5)
Foothills Plaza Maryville, TN	1983/1986	100%	71,274	71,274	100%	Beds To Go, Carmike Cinema, Dollar General, Foothill's Hardware
Frontier Square Cheyenne, WY	1985	100%	186,552	16,527	88%	PETCO (7), Ross (7), Target (5), T.J .Maxx (7)
Georgia Square Plaza Athens, GA	1984	100%	15,493	15,493	100%	Georgia Theatre Company
Governor's Square Plaza Clarksville, TN	1985(8)	50%	200,862	57,283	100%	Best Buy, Lifeway Christian Store, Premier Medical Group, Target (5)
Gunbarrel Pointe Chattanooga, TN	2000	100%	273,913	147,913	100%	David's Bridal, Earthfare, Kohl's, Target (5)
Hamilton Corner Chattanooga, TN	1990/2005	90%	67,150	67,150	95%	PETCO
Hamilton Crossing Chattanooga, TN	1987/2005	92%	191,873	98,757	100%	World Market, Guitar Center, Home Goods (8), Lifeway Christian Store, Michaels (8), T.J. Maxx, Toys R Us (5)
Harford Annex Bel Air, MD	1973/2003	100%	107,656	107,656	100%	Best Buy, Dollar Tree, Office Depot, PetSmart
The Landing at Arbor Place Atlanta(Douglasville), GA	1999	100%	162,985	85,298	84%	Michaels, Shoe Carnival, Toys R Us (5)
Layton Hills Convenience Center Layton, UT	1980	100%	91,379	91,379	100%	Big Lots, Dollar Tree, Downeast Outfitters
Layton Hills Plaza Layton, UT	1989	100%	18,801	18,801	100%	None
Madison Plaza Huntsville, AL	1984	100%	153,503	99,108	73%	Design World, Haverty's, HH Gregg (9)
Parkdale Crossing Beaumont, TX	2002	100%	80,103	80,103	91%	Barnes & Noble, Lifeway Christian Store, Office Depot, PETCO
Pemberton Plaza Vicksburg, MS	1986	10%	77,894	26,948	82%	Citi Trends, Kroger (vacant) (11)
The Plaza at Fayette Mall Lexington, KY	2006	100%	190,207	190,207	98%	Cinemark, Gordman's, Guitar Center, Old Navy

Associated Center / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total GLA (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors
The Shoppes at Hamilton Place Chattanooga, TN	2003	92%	131,274	131,274	97%	Bed Bath & Beyond, Marshall's, Ross
The Shoppes at Panama City Panama City, FL	2004	100%	61,221	61,221	96%	Best Buy
The Shoppes at St. Clair Square Fairview Heights, IL	2007	62.8%	84,383	84,383	100%	Barnes & Noble
Sunrise Commons Brownsville, TX	2001	100%	202,012	100,567	90%	K-Mart (5), Marshall's, Old Navy, Ross
The Terrace Chattanooga, TN	1997	92%	156,468	156,468	100%	Academy Sports, DSW Shoes, Old Navy, Party City, Staples, ULTA
Triangle Town Place Raleigh, NC	2004	50%	149,471	149,471	100%	Bed Bath & Beyond, Dick's Sporting Goods, DSW Shoes, Party City, ULTA
Village at Rivergate Nashville, TN	1981/1998	100%	164,107	64,107	96%	Chuck E. Cheese, Essex Retail Outlet, Target (5)
West Towne Crossing Madison, WI	1980	100%	433,743	104,234	100%	Barnes & Noble, Best Buy, Cub Foods (5), Kohl's (5), Office Max (5), Shopko (5)
WestGate Crossing Spartanburg, SC	1985/1999	100%	157,870	157,870	51%	Hamricks, Jo-Ann Fabric and Craft Stores
Westmoreland Crossing Greensburg, PA	2002	62.8%	281,083	281,083	93%	Carmike Cinema, Dick's Sporting Goods, Levin Furniture, Michaels (10), T.J. Maxx (10)
Total Associated Centers			4,828,261	3,269,032	93%

(1)	Includes total square footage of the anchors (whether owned or leased by the anchor) and shops. Does not include future expansion areas.

(2)	Includes leasable anchors.

(3)	Includes tenants with executed leases as of December 31, 2011, and includes leased anchors.

(4)
Bonita Lakes Crossing - We are the lessee under a ground lease for 34 acres, which extends through June 30, 2035, including one 25-year renewal option. The annual rent at December 31, 2011 was $24,767, increasing by an average of 3% each year.

(5)	Owned by the tenant.

(6)	CoolSprings Crossing - Space is owned by SM Newco Franklin LLC, an affiliate of Developers Diversified, and subleased to HH Gregg and Whole Foods (vacant).

(7)	Frontier Square - Space is owned by 1639 11th Street Associates and subleased to PETCO, Ross, and T.J. Maxx.

(8)	Hamilton Crossing - Space is owned by Schottenstein Property Group and subleased to HomeGoods and Michaels.

(9)	Madison Plaza - Space is owned by SM Newco Huntsville LLC, an affiliate of Developers Diversified, and subleased to HH Gregg.

(10)	Westmoreland Crossing - Space is owned by Schottenstein Property Group and subleased to Michaels and T.J. Maxx.

(11)	The vacant Kroger, owned by the tenant, has been leased to T.J. Maxx in 2012.

Associated Centers Lease Expirations

The following table summarizes the scheduled lease expirations for Associated Center tenants in occupancy as of December 31, 2011:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as % of Total Leased GLA (3)
2012	30	$1,799,000	135,000	$13.28	4.6%	4.7%
2013	39	4,140,000	314,000	13.20	10.7%	10.9%
2014	40	4,207,000	306,000	13.77	10.8%	10.7%
2015	42	4,611,000	297,000	15.55	11.9%	10.3%
2016	35	5,053,000	356,000	14.21	13.0%	12.4%
2017	27	4,705,000	324,000	14.50	12.1%	11.3%
2018	15	2,285,000	136,000	16.84	5.9%	4.7%
2019	13	2,078,000	151,000	13.73	5.4%	5.3%
2020	9	1,684,000	138,000	12.22	4.3%	4.8%
2021	9	3,733,000	299,000	12.47	9.6%	10.4%

(1)	Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2011 for expiring leases that were executed as of December 31, 2011.

(2)
Total annualized gross rent, including recoverable common area expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2011.

(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2011.

Debt on Associated Centers

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2011” included herein for information regarding any liens or encumbrances related to our Associated Centers.

Community Centers

We owned a controlling interest in eight Community Centers and a non-controlling interest in five Community Centers as of December 31, 2011.  Community Centers typically have less development risk because of shorter development periods and lower costs. While Community Centers generally maintain higher occupancy levels and are more stable, they typically have slower rent growth because the anchor stores’ rents are typically fixed and are for longer terms.

Community Centers are designed to attract local and regional area customers and are typically anchored by a combination of supermarkets, or value-priced stores that attract shoppers to each center’s small shops. The tenants at our Community Centers typically offer necessities, value-oriented and convenience merchandise.

We own the land underlying the Community Centers in fee simple interest, except for Massard Crossing, which is subject to a long-term ground lease.

The following table sets forth certain information for each of our Community Centers at December 31, 2011:

Community Center / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total GLA (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors
Cobblestone Village at Palm Coast Palm Coast, FL	2007	100%	96,891	22,876	97%	Belk (4)
Hammock Landing West Melbourne, FL	2009	50%	343,897	206,896	85%	HH Gregg, Kohl's (4), Marshall's, Michaels, PETCO, Target (4), ULTA
High Pointe Commons Harrisburg, PA	2006/2008	50%	341,853	118,850	92%	JC Penney (4), Target (4), Christmas Tree Shops
Massard Crossing (5) Ft. Smith, AR	2001	10%	300,717	98,410	99%	Goody's, T.J. Maxx, WalMart (4)
Oak Hollow Square (6) High Point, NC	1998	100%	139,850	139,850	100%	Harris Teeter, Stein Mart, Triad Furniture
Renaissance Center Durham, NC	2003/2007	50%	311,896	311,896	92%	Best Buy, Cost Plus, Nordstrom Rack, REI, Pier 1 imports, Toys R Us, Old Navy, ULTA,
Settlers Ridge Phase II Robinson Township, PA	2011	100%	94,613	94,613	94%	Michaels, Ross Store

Statesboro Crossing Statesboro, GA	2008	100%	136,958	136,958	98%	Books A Million, Hobby Lobby, PETCO, T.J. Maxx
The Forum at Grandview Madison, MS	2011	75%	111,494	111,494	100%	Best Buy, Dick's Sporting Goods, Stein Mart
The Pavillion at Port Orange Port Orange, FL	2010	50%	297,906	290,911	94%	Belk, Hollywood Theaters, HomeGoods, Marshall's, Michaels, PETCO, ULTA
The Promenade D'Iberville, MS	2009	85%	531,628	301,472	95%	Best Buy, Dick's Sporting Goods, Kohl's (4), Marshall's, Michaels, Office Depot, PetSmart, Target (4), ULTA
Willowbrook Plaza Houston, TX	1999	10%	384,556	384,556	76%	American Multi-Cinema, Finger Furniture, Lane Home Furnishings
York Town Center York, PA	2007	50%	273,404	273,404	98%	Bed Bath & Beyond, Best Buy, Christmas Tree Store, Dick's Sporting Goods, Ross, Staples, ULTA
Total Community Centers			3,365,663	2,492,186	92%

(1)	Includes total square footage of the Anchors (whether owned or leased by the Anchor) and shops. Does not include future expansion areas.

(2)	Includes leasable Anchors.

(3)	Includes tenants with executed leases as of December 31, 2011, and includes leased anchors.

(4)	Owned by tenant.

(5)	Massard Crossing – The land is ground leased through February 2016. The rent for 2011 was $43,218 with a 4% annual increase through the maturity date.

(6)	We sold this Property on January 27, 2012.

Community Centers Lease Expirations

The following table summarizes the scheduled lease expirations for tenants in occupancy at Community Centers as of December 31, 2011:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA(3)
2012	33	$2,588,000	216,000	$11.99	7.9%	10.5%
2013	27	2,473,000	118,000	21.01	7.5%	5.7%
2014	49	3,676,000	158,000	23.25	11.2%	7.7%
2015	25	1,947,000	86,000	22.67	5.9%	4.2%
2016	5	614,000	107,000	5.73	1.9%	5.2%
2017	18	2,462,000	118,000	20.91	7.5%	5.7%
2018	16	3,691,000	269,000	13.72	11.2%	13.1%
2019	20	5,153,000	274,000	18.82	15.7%	13.3%
2020	14	3,570,000	235,000	15.19	10.9%	11.4%
2021	3	1,215,000	85,000	14.29	3.7%	4.1%

(1)	Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2011 for expiring leases that were executed as of December 31, 2011.

(2)
Total annualized gross rent, including recoverable common area expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2011.

(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2011.

Debt on Community Centers

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2011” included herein for information regarding any liens or encumbrances related to our Community Centers.

Office Buildings

We owned a controlling interest in 13 Office Buildings and a non-controlling interest in six Office Buildings as of December 31, 2011.

We own a 92% interest in the 128,000 square foot office building where our corporate headquarters is located. As of December 31, 2011, we occupied 61.8% of the total square footage of the building.

The following tables set forth certain information for each of our Office Buildings at December 31, 2011:

Office Building / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total GLA (1)	Total Leasable GLA	Percentage GLA Occupied
840 Greenbrier Circle Chesapeake, VA	1983	100%	50,820	50,820	87%
850 Greenbrier Circle Chesapeake, VA	1984	100%	81,318	81,318	100%
1500 Sunday Drive Raleigh, NC	2000	100%	61,412	61,412	91%
Bank of America Building Greensboro, NC	1988	50%	49,327	49,327	96%
CBL Center Chattanooga, TN	2001	92%	128,265	128,265	94%
CBL Center II Chattanooga, TN	2008	92%	77,211	77,211	93%
First Citizens Bank Building Greensboro, NC	1985	50%	43,088	43,088	72%
First National Bank Building Greensboro, NC	1990	50%	3,774	3,774	100%
Friendly Center Office Building Greensboro, NC	1972	50%	32,262	32,262	72%
Green Valley Office Building Greensboro, NC	1973	50%	27,604	27,604	57%
Lake Pointe Office Building Greensboro, NC	1996	100%	88,088	88,088	92%
Oak Branch Business Center Greensboro, NC	1990/1995	100%	33,622	33,622	77%
One Oyster Point Newport News, VA	1984	100%	36,097	36,097	52%
Pearland Office Pearland, TX	2009	100%	58,689	58,689	96%
Peninsula Business Center I Newport News, VA	1985	100%	21,886	21,886	91%
Peninsula Business Center II Newport News, VA	1985	100%	40,430	40,430	88%
Suntrust Bank Building Greensboro, NC	1998	100%	106,959	106,959	97%
Two Oyster Point Newport News, VA	1985	100%	39,283	39,283	66%
Wachovia Office Building Greensboro, NC	1992	50%	12,000	12,000	100%
Total Office Buildings			992,135	992,135	88%

(1)  Includes total square footage of the offices.  Does not include future expansion areas.

Office Buildings Lease Expirations

The following table summarizes the scheduled lease expirations for tenants in occupancy at Office Buildings as of December 31, 2011:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2012	30	$2,082,000	124,000	$16.73	13.0%	14.9%
2013	32	1,557,000	89,000	17.56	9.7%	10.6%
2014	17	1,676,000	95,000	17.59	10.5%	11.4%
2015	14	1,491,000	96,000	15.48	9.3%	11.5%
2016	20	4,292,000	204,000	21.04	26.8%	24.4%
2017	7	1,729,000	111,000	15.53	10.8%	13.3%
2018	3	2,036,000	58,000	35.18	12.7%	6.9%
2019	1	704,000	42,000	16.77	4.4%	5.0%

(1)
Total annualized contractual gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2011 for expiring leases that were executed as of December 31, 2011.

(2)
Total annualized contractual gross rent, including recoverable common area expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2011.

(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2011.

Debt on Office Buildings

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2011” included herein for information regarding any liens or encumbrances related to our Offices.

Mortgages

We own seven mortgages, each of which is collateralized by either a first mortgage, a second mortgage or by assignment of 100% of the ownership interests in the underlying real estate and related improvements. The mortgages are more fully described on Schedule IV in Part IV of this report.

Mortgage Loans Outstanding at December 31, 2011 (in thousands):

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/11 (1)	Annual Debt Service	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity	Open to Prepayment Date (2)
Consolidated Debt
Malls:
Alamance Crossing	100%	5.83%	$50,606	$3,589	Jul-21	—	$43,046	Jul-14
Arbor Place	100%	6.51%	64,615	6,610	Jul-12	—	63,397	Open
Asheville Mall	100%	5.80%	77,663	5,917	Sep-21	—	60,190	Sep-14
Brookfield Square	100%	5.08%	94,385	6,822	Nov-15	—	85,807	Open
Burnsville Center	100%	6.00%	80,880	6,417	Jul-20	—	63,589	Jul-13
Cary Towne Center	100%	8.50%	57,960	11,958	Mar-17	—	45,226	Open
Chapel Hill Mall *	100%	6.10%	71,329	5,599	Aug-16	—	64,747	Open
CherryVale Mall	100%	5.00%	84,234	6,055	Oct-15	—	76,647	Open
Chesterfield Mall *	100%	5.74%	140,000	8,036	Sep-16	—	140,000	Open
Citadel Mall	100%	5.68%	70,112	5,226	Apr-17	—	62,525	Open
Columbia Place	100%	5.45%	27,349	2,493	Sep-13	—	25,603	Open
Cross Creek Mall	100%	4.54%	140,000	9,376	Jan-22	—	102,260	Open
EastGate Mall	100%	5.83%	43,393	3,613	Apr-21	—	30,104	Apr-14
East Towne Mall	100%	5.00%	71,819	5,153	Nov-15	—	65,231	Open

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/11 (1)	Annual Debt Service	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity	Open to Prepayment Date (2)
Eastland Mall	100%	5.85%	59,400	3,475	Dec-15	—	59,400	Open
Fashion Square	100%	6.51%	49,472	5,061	Jul-12	—	48,540	Open
Fayette Mall	100%	5.42%	182,931	13,527	May-21	—	139,177	May-14
Greenbrier Mall *	100%	5.91%	78,539	6,055	Aug-16	—	71,111	Open
Hamilton Place	90%	5.86%	108,038	8,292	Aug-16	—	97,757	Open
Hanes Mall	100%	6.99%	158,288	13,080	Oct-18	—	140,968	Open
Hickory Hollow Mall	100%	6.00%	25,058	4,630	Oct-18	—	—	Open	(5)
Hickory Point Mall	100%	5.85%	30,228	2,347	Dec-15	—	27,690	Open
Honey Creek Mall	100%	8.00%	31,782	3,373	Jul-19	—	23,290	Open	(6)
Janesville Mall	100%	8.38%	6,623	1,857	Apr-16	—	—	Open
Jefferson Mall	100%	6.51%	35,994	3,682	Jul-12	—	35,316	Open
Laurel Park Place	100%	8.50%	45,218	4,986	Dec-12	—	44,198	Open
Layton Hills Mall	100%	5.66%	100,200	7,453	Apr-17	—	89,327	Open
Mall del Norte	100%	5.04%	113,400	5,715	Dec-14	—	113,400	Open
Mall of Acadiana *	100%	5.67%	140,199	10,435	Apr-17	—	124,998	Open
Mid Rivers Mall *	100%	5.88%	91,039	7,029	May-21	—	70,214	May-14
Midland Mall	100%	6.10%	35,201	2,763	Aug-16	—	31,953	Open
Monroeville Mall	100%	5.73%	109,912	10,362	Jan-13	—	105,848	Open
Northpark Mall	100%	5.75%	34,966	3,171	Mar-14	—	32,370	Open
Northwoods Mall	100%	6.51%	51,534	5,271	Jul-12	—	50,562	Open
Old Hickory Mall	100%	6.51%	28,542	2,920	Jul-12	—	28,004	Open
Parkdale Mall & Crossing	100%	5.85%	93,713	7,241	Mar-21	—	72,447	Mar-14
Parkway Place	100%	6.50%	41,004	3,403	Jul-20	—	32,661	Jul-13
Park Plaza Mall	100%	5.28%	98,099	7,165	Apr-21	—	74,428	Apr-14
Randolph Mall	100%	6.50%	12,443	1,272	Jul-12	—	12,209	Open
Regency Mall	100%	6.51%	28,225	2,887	Jul-12	—	27,693	Open
RiverGate Mall	100%	2.58%	87,500	2,254	Sep-12	Sep-13	87,500	Open	(4)
South County Center *	100%	4.96%	74,047	5,515	Oct-13	—	70,791	Open
Southpark Mall	100%	7.00%	31,142	3,308	May-12	—	30,763	Open
St. Clair Square *	100%	3.19%	125,000	5,493	Dec-16	—	117,875	Open
Stroud Mall	100%	4.59%	35,621	2,104	Apr-16	—	30,276	Apr-12	(13)
The Outlet Shoppes at Oklahoma City	75%	5.73%	60,000	4,521	Mar-21	—	47,136	Mar-14
Valley View Mall	100%	6.50%	63,459	5,267	Jul-20	—	50,547	Jul-13
Volusia Mall	100%	8.00%	54,672	5,802	Jul-19	—	40,064	Open	(6)
Wausau Center	100%	5.85%	19,562	1,509	Apr-21	—	15,100	Apr-14
West Towne Mall	100%	5.00%	101,444	7,279	Nov-15	—	92,139	Open
WestGate Mall	100%	6.50%	44,703	4,570	Jul-12	—	43,860	Open
Westmoreland Mall *	100%	5.05%	66,344	5,993	Mar-13	—	63,175	Open
York Galleria	100%	4.55%	56,905	3,369	Apr-16	—	48,337	Mar-13	(14)
			3,684,792	291,300			3,219,496

Associated Centers:
The Courtyard at Hickory Hollow	100%	6.00%	1,448	267	Oct-18	—	—	Open	(5)
CoolSprings Crossing	100%	4.54%	13,320	789	Apr-16	—	11,313	Mar-13	(11)
EastGate Crossing	100%	5.66%	15,608	1,159	May-17	—	13,893	Open
Hamilton Corner	90%	5.67%	15,885	1,183	Apr-17	—	14,164	Open
Hamilton Crossing & Expansion	92%	5.99%	10,480	819	Apr-21	—	8,122

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/11 (1)	Annual Debt Service	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity	Open to Prepayment Date (2)
Gunbarrel Pointe	100%	4.64%	11,854	698	Apr-16	—	10,083	Mar-13	(12)
The Landing at Arbor Place	100%	6.51%	7,294	746	Jul-12	—	7,157	Open
The Plaza at Fayette	100%	5.67%	41,388	3,081	Apr-17	—	36,901	Open
The Shoppes at St. Clair *	100%	5.67%	20,975	1,562	Apr-17	—	18,702	Open
The Terrace	92%	7.25%	14,467	1,284	Jun-20	—	11,755
			152,719	11,588			132,090

Community Centers:
Massard Crossing, Pemberton Plaza and Willowbrook Plaza	10%	7.54%	34,348	3,264	Feb-12	—	34,349	Open	(7)
The Promenade	85%	1.97%	58,000	1,143	Dec-14	Dec-18	58,000	Open	(4)
Southaven Towne Center	100%	5.50%	42,598	3,134	Jan-17	—	38,056	Open
Statesboro Crossing	50%	1.30%	13,611	306	Feb-12	Feb-13	13,590	Open	(4)
			148,557	7,847			143,995

Office Buildings:
CBL Center	92%	6.25%	12,843	1,108	Aug-12	—	12,662	Open
CBL Center II	92%	4.50%	9,078	409	Feb-13	—	9,078	Open	(4)
			21,921	1,517			21,740

Credit Facilities:
Secured Credit Facility - $525,000 capacity	100%	3.04%	—	—	Feb-14	Feb-15	—	Open
Secured Credit Facility - $520,000 capacity	100%	3.05%	12,300	375	Apr-14	—	12,300	Open
Secured Credit Facility - $105,000 capacity	100%	3.02%	15,000	453	Jun-13	—	15,000	Open
Unsecured term facility - General	100%	1.88%	228,000	4,286	Apr-12	Apr-13	228,000	Open
Unsecured term facility - Starmount	100%	1.40%	181,590	2,542	Nov-12	—	181,590	Open
			436,890	7,656			436,890
Construction Properties:
Alamance West	100%	3.28%	13,698	449	Dec-13	Dec-15	13,698	Open	(4)
The Forum at Grandview - Land	100%	3.78%	2,023	77	Sep-12	Sep-13	2,023	Open	(4)
The Forum at Grandview	100%	3.28%	10,200	335	Sep-13	Sep-14	10,200	Open	(4)
			25,921	861			25,921

Other:
Pearland Town Center	88%	8.00%	18,264	1,461	Oct-14		N/A		(15)

Unamortized Premiums (Discounts)			291	—			—		(8)
Total Consolidated Debt			$4,489,355	$322,230			$3,980,132

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/11 (1)	Annual Debt Service	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity	Open to Prepayment Date (2)
Unconsolidated Debt:
Bank of America Building	50%	5.33%	9,250	493	Apr-13	—	9,250	Open
Coastal Grand-Myrtle Beach	50%	5.09%	82,849	7,078	Oct-14	—	74,423	Open	(3)
CoolSprings Galleria	50%	6.98%	111,136	10,683	Jun-18	—	87,037	Jun-13
First Citizens Bank Building	50%	5.33%	5,110	272	Apr-13	—	5,110	Open
First National Bank Building	50%	5.33%	809	43	Apr-13	—	809	Open
Friendly Center Office Building	50%	5.33%	2,199	117	Apr-13	—	2,199	Open
Friendly Shopping Center	50%	5.33%	77,625	4,137	Apr-13	—	77,625	Open
Governor's Square Mall	48%	8.23%	23,040	3,476	Sep-16	—	14,089	Open
Green Valley Office Building	50%	5.33%	1,941	103	Apr-13	—	1,941	Open
Gulf Coast Town Center (Phase I)	50%	5.60%	190,800	10,687	Jul-17	—	190,800	Open
Hammock Landing (Phase I)	50%	3.78%	42,487	2,278	Nov-13	Nov-14	41,815	Open	(4)	(10)
Hammock Landing (Phase II)	50%	3.75%	3,249	449	Nov-13	—	2,921	Open	(4)	(10)
High Pointe Commons (Phase I)	50%	5.74%	14,253	1,212	May-17	—	12,069	Open
High Pointe Commons (Phase II)	50%	6.10%	5,690	481	Jul-17	—	4,816	Open
Imperial Valley Mall	60%	4.99%	53,752	3,859	Sep-15	—	49,019	Open
Kentucky Oaks Mall	50%	5.27%	25,361	2,429	Jan-17	—	19,223	Open
Oak Park Mall	50%	5.85%	275,700	16,128	Dec-15	—	275,700	Open
Renaissance Center (Phase I)	50%	5.61%	34,416	2,569	Jul-16	—	31,297	Open
Renaissance Center (Phase II)	50%	5.22%	15,700	820	Apr-13	—	15,700	Open
Summit Fair	27%	5.00%	60,880	3,044	Jul-12	Jul-13	60,880	Open	(4)	(9)
The Pavilion at Port Orange	50%	4.50%	68,282	3,073	Mar-12	Mar-13	68,282	Open	(4)	(10)
The Shops at Friendly Center	50%	5.90%	41,883	3,203	Jan-17	—	37,639	Open
Triangle Town Center	50%	5.74%	187,025	14,367	Dec-15	—	171,092	Open
Wachovia Office Building	50%	5.33%	3,066	163	Apr-13	—	3,066	Open
West County Center	50%	5.19%	145,515	11,189	Apr-13	—	140,958	Open
York Town Center	50%	1.52%	39,433	599	Mar-12	—	39,433	Open	(4)
Total Unconsolidated Debt			$1,521,451	$102,952			$1,437,193
Total Consolidated and Unconsolidated Debt			$6,010,806	$425,182			$5,417,325
Company's Pro-Rata Share of Total Debt			$5,266,854	$373,838					(16)
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
(4)   The interest rate is variable at various spreads over LIBOR priced at the rates in effect at December 31, 2011.  The note is prepayable at any time without prepayment penalty.
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
(9)   The Company has guaranteed 27%, up to a maximum of 18.615, of the outstanding balance of this construction financing.
(10) The Company owns less than 100% of the property but guarantees 100% of the debt.
(11) The Company has an interest rate swap on a notional amount of $13,320, amortizing to $11,313 over the term of the swap, related to CoolSprings Crossing to effectively fix the interest rate on that variable-rate loan. Therefore, this amount is currently reflected as having a fixed rate. The swap terminates in April 2016.
(12) The Company has an interest rate swap on a notional amount of $11,854, amortizing to $10,083 over the term of the swap, related to Gunbarrel Point to effectively fix the interest rate on that variable-rate loan. Therefore, this amount is currently reflected as having a fixed rate. The swap terminates in April 2016.
(13) The Company has an interest rate swap on a notional amount of $35,621, amortizing to $30,276 over the term of the swap, related to Stroud Mall to effectively fix the interest rate on that variable-rate loan. Therefore, this amount is currently reflected as having a fixed rate. The swap terminates in April 2016.
(14) The Company has an interest rate swap on a notional amount of $56,905, amortizing to $48,337 over the term of the swap, related to York Galleria Mall to effectively fix the interest rate on that variable-rate loan. Therefore, this amount is currently reflected as having a fixed rate. The swap terminates in April 2016.
(15) Because of our continuing control and our call right to repurchase the interest in Pearland, the cash received is treated as a financing obligation.
(16)  Represents the Company's pro rata share of debt, including our share of unconsolidated affiliates' debt and excluding noncontrolling interests' share of consolidated debt on shopping center properties.

The following is a reconciliation of consolidated debt to the Company's pro rata share of total debt:

Total consolidated debt	$4,489,355
Noncontrolling interests' share of consolidated debt	(31,142)
Company's share of unconsolidated debt	808,641
Company's pro rata share of total debt	$5,266,854

The following Properties have been pledged as collateral for our secured lines of credit:

Property	Location
Arbor Place (1)	Atlanta (Douglasville), GA
Bonita Lakes Crossing	Meridian, MS
Bonita Lakes Mall	Meridian, MS
Brookfield Square (1)	Brookfield, WI
Cobblestone Village at Palm Coast	Palm Coast, FL
College Square	Morristown, TN
The District at Monroeville	Pittsburgh, PA
Foothills Mall (1)	Maryville, TN
Foothills Plaza	Maryville, TN
Frontier Mall	Cheyenne, WY
Frontier Square	Cheyenne, WY
Georgia Square	Athens, GA
Georgia Square Plaza	Athens, GA
Harford Annex	Bel Air, MD
Harford Mall	Bel Air, MD
The Lakes Mall	Muskegon, MI
Lakeshore Mall	Sebring, FL
Madison Plaza	Huntsville, AL
Madison Square	Huntsville, AL
Mall del Norte (1)	Laredo, TX
Meridian Mall	Lansing, MI
Post Oak Mall	College Station, TX
Richland Mall	Waco, TX
Richland Office Plaza	Waco, TX
River Ridge Mall	Lynchburg, VA
The Shoppes at Hamilton Place	Chattanooga, TN
The Shoppes at Panama City	Panama City, FL
Sunrise Commons	Brownsville, TX
Sunrise Mall	Brownsville, TX
Turtle Creek Mall	Hattiesburg, MS
Walnut Square	Dalton, GA
WestGate Crossing	Spartanburg, SC
West Towne Crossing	Madison, WI

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

TPD also has filed claims under several insurance policies in connection with this matter, and there are three pending lawsuits relating to insurance coverage. On October 8, 2010, First Mercury Insurance Company (“First Mercury”) filed an action in the United States District Court for the Eastern District of Texas against M Hanna and TPD seeking a declaratory judgment concerning coverage under a liability insurance policy issued by First Mercury to M Hanna. That case is in the process of being dismissed for lack of federal jurisdiction and refiled in Texas state court. TPD has asserted claims for insurance coverage in that case as well. On June 13, 2011, TPD filed an action in the Chancery Court of Hamilton County, Tennessee against National Union Fire Insurance Company of Pittsburgh, PA (“National Union”) and EMJ seeking a declaratory judgment regarding coverage under a liability insurance policy issued by National Union to EMJ and recovery of damages arising out of National Union's breach of its obligations. On February 7, 2012, Zurich American and Zurich American of Illinois, which also have issued liability insurance policies to EMJ, moved to intervene in that case. On February 14, 2012, TPD filed claims in the United States District Court for the Southern District of Mississippi against Factory Mutual Insurance Company and Federal Insurance Company seeking a declaratory judgment concerning coverage under certain builders risk and property insurance policies issued by those respective insurers to the Company.

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

We are currently involved in certain other litigation that arises in the ordinary course of our business. We believe that the pending litigation will not materially affect our financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock of CBL & Associates Properties, Inc. is traded on the New York Stock Exchange.  The stock symbol is “CBL”. Quarterly sale prices and dividends paid per share of Common stock are as follows:

	Market Price
Quarter Ended	High	Low	Dividend
2011
March 31	$18.72	$16.59	$0.210
June 30	$19.35	$16.66	$0.210
September 30	$19.33	$11.36	$0.210
December 31	$16.16	$10.41	$0.210

2010
March 31	$15.56	$9.21	$0.200
June 30	$16.59	$12.19	$0.200
September 30	$14.77	$11.03	$0.200
December 31	$19.00	$12.98	$0.200

There were approximately 784 shareholders of record for our common stock as of February 17, 2012.

Future dividend distributions are subject to our actual results of operations, taxable income, economic conditions, issuances of common stock and such other factors as our board of directors deems relevant. Our actual results of operations will be affected by a number of factors, including the revenues received from the Properties, our operating expenses, interest expense, unanticipated capital expenditures and the ability of the anchors and tenants at the Properties to meet their obligations for payment of rents and tenant reimbursements.

See Part III, Item 12 contained herein for information regarding securities authorized for issuance under equity compensation plans.

The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
Oct. 1–31, 2011	—	$—	—	$—
Nov. 1–30, 2011	27	14.85	—	—
Dec. 1–31, 2011	—	—	—	—
Total	27	$14.85	—	$—

(1)
Represents shares surrendered to the Company by employees to satisfy federal and state income tax withholding requirements related to the vesting of shares of restricted stock issued under the CBL & Associates Properties, Inc. Second Amended and Restated Stock Incentive Plan, as amended.

(2)
Represents the market value of the common stock on the vesting date for the shares of restricted stock, which was used to determine the number of shares required to be surrendered to satisfy income tax withholding requirements.

ITEM 6. SELECTED FINANCIAL DATA
       (In thousands, except per share data)

	Year Ended December 31, (1)
	2011	2010	2009	2008	2007
Total revenues	$1,067,340	$1,063,182	$1,072,955	$1,123,999	$1,028,080
Total operating expenses (2)	709,673	656,245	789,896	748,179	606,030
Income from operations	357,667	406,937	283,059	375,820	422,050
Interest and other income	2,589	3,873	5,210	10,076	10,905
Interest expense	(271,334)	(285,619)	(290,964)	(308,787)	(283,464)
Gain (loss) on extinguishment of debt	1,029	—	(601)	—	(227)
Gain (loss) on investments	—	888	(9,260)	(17,181)	(18,456)
Gain on sales of real estate assets	59,396	2,887	3,820	10,865	15,570
Equity in earnings (losses) of unconsolidated affiliates	6,138	(188)	5,489	2,831	3,502
Income tax benefit (provision)	269	6,417	1,222	(13,495)	(8,390)
Income (loss) from continuing operations	155,754	135,195	(2,025)	60,129	141,490
Discontinued operations (2)	29,240	(37,025)	(5,040)	3,283	6,440
Net income (loss)	184,994	98,170	(7,065)	63,412	147,930
Net (income) loss attributable to noncontrolling interests in:
Operating partnership	(25,841)	(11,018)	17,845	(7,495)	(46,246)
Other consolidated subsidiaries	(25,217)	(25,001)	(25,769)	(24,330)	(12,537)
Net income (loss) attributable to the Company	133,936	62,151	(14,989)	31,587	89,147
Preferred dividends	(42,376)	(32,619)	(21,818)	(21,819)	(29,775)
Net income (loss) available to common shareholders	$91,560	$29,532	$(36,807)	$9,768	$59,372
Basic per share data attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$0.46	$0.41	$(0.31)	$0.12	$0.85
Net income (loss) attributable to common shareholders	$0.62	$0.21	$(0.35)	$0.15	$0.90
Weighted average shares outstanding	148,289	138,375	106,366	66,313	65,694
Diluted per share data attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$0.46	$0.41	$(0.31)	$0.12	$0.84
Net income (loss) attributable to common shareholders	$0.62	$0.21	$(0.35)	$0.15	$0.90
Weighted average common and potential dilutive common shares outstanding	148,334	138,416	106,366	66,418	66,190
Amounts attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$68,780	$56,497	$(33,413)	$7,905	$55,745
Discontinued operations	22,780	(26,965)	(3,394)	1,863	3,627
Net income (loss) attributable to common shareholders	$91,560	$29,532	$(36,807)	$9,768	$59,372
Dividends declared per common share	$0.84	$0.80	$0.58	$2.01	$2.06

	December 31,
	2011	2010	2009	2008	2007
BALANCE SHEET DATA:
Net investment in real estate assets	$6,005,670	$6,890,137	$7,095,035	$7,321,480	$7,402,278
Total assets	6,719,428	7,506,554	7,729,110	8,034,335	8,105,047
Total mortgage and other indebtedness	4,489,355	5,209,747	5,616,139	6,095,676	5,869,318
Redeemable noncontrolling interests	456,105	458,213	444,259	439,672	463,445
Shareholders’ equity:
Redeemable preferred stock	23	23	12	12	12
Other shareholders’ equity	1,263,255	1,300,315	1,117,884	788,512	895,171
Total shareholders’ equity	1,263,278	1,300,338	1,117,896	788,524	895,183
Noncontrolling interests	207,113	223,605	302,483	380,472	482,217
Total equity	$1,470,391	$1,523,943	$1,420,379	$1,168,996	$1,377,400

	Year Ended December 31,
	2011	2010	2009	2008	2007
OTHER DATA:
Cash flows provided by (used in):
Operating activities	$441,836	$429,792	$431,638	$419,093	$470,279
Investing activities	(27,645)	(5,558)	(160,302)	(360,601)	(1,103,121)
Financing activities	(408,995)	(421,400)	(275,834)	(71,512)	669,968

Funds From Operations (FFO) of the Operating Partnership (3)	422,697	394,841	397,068	376,273	361,528
FFO allocable to Company shareholders	329,323	287,563	267,425	213,347	204,119

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

(2)	The referenced amounts for the years ended December 31, 2010 and 2009 have been restated. See Note 2 in the notes to the consolidated financial statements included in Item 15 for more information.

(3)
Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for the definition of FFO, which does not represent cash flows from operations as defined by accounting principles generally accepted in the United States and is not necessarily indicative of the cash available to fund all cash requirements.  A reconciliation of FFO to net income (loss) attributable to common shareholders is presented on page 66.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes that are included in this annual report. Capitalized terms used, but not defined, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have the same meanings as defined in the notes to the consolidated financial statements. We have restated our 2010 and 2009 financial statements. See Note 2 in the notes to the consolidated financial statements included in Item 15 for more information.

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

As of December 31, 2011, we owned controlling interests in 74 regional malls/open-air centers (including one mixed use center), 29 associated centers (each located adjacent to a regional shopping mall), eight community centers and 13 office buildings, including our corporate office building. We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a variable interest entity. As of December 31, 2011, we owned non-controlling interests in ten regional malls, three associated centers, five community centers and six office buildings. Because one or more of the other partners have substantive participating rights, we do not control these partnerships and joint ventures and, accordingly, account for these investments using the equity method.  We had controlling interests in two community center expansions, and two mall redevelopments under construction at December 31, 2011. We also hold options to acquire certain development properties owned by third parties.

During 2011, we continued to improve our leverage reducing our share of total consolidated and unconsolidated debt by $483.7 million with proceeds generated from a joint venture with TIAA-CREF and the disposition of non-core shopping centers. At December 31, 2011, we had more than $1.1 billion in availability on our credit facilities, providing us with tremendous financial flexibility.

Our results for 2011 reflect our continued progress in stabilizing the operating income of our Properties. Our same-center portfolio generated positive growth in operating income in 2011 compared to the prior year. Our stabilized mall occupancy increased 100 basis points in 2011 over the prior year and we signed more than 7.1 million square feet of leases, a record year for our Company. Same-store sales per square foot for stabilized mall tenants 10,000 square feet or less for 2011 increased 3.3% to $336 per square foot over the prior year.

FFO of our operating partnership for the year ended December 31, 2011 increased $27.9 million to $422.7 million compared to the prior year.  FFO was positively impacted by a $31.4 million gain on extinguishment of debt from discontinued operations as compared to the prior year.  FFO is a key performance measure for real estate companies.  Please see the more detailed discussion of this measure on page 65.

Results of Operations

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010
Properties that were in operation for the entire year during both 2011 and 2010 are referred to as the “2011 Comparable Properties.” Since January 1, 2010, we have acquired or opened one mall, one outlet center and three community centers as follows:

Property	Location	Date Acquired / Opened
New Developments:
The Pavilion at Port Orange (Phase I and Phase 1A) (1)	Port Orange, FL	March 2010
The Forum at Grandview (Phase I)	Madison, MS	November 2010
The Outlet Shoppes at Oklahoma City	Oklahoma City, OK	August 2011
Settlers Ridge (Phase II)	Robinson Township, PA	August 2011
Acquisition:
Northgate Mall	Chattanooga, TN	September 2011

(1) This Property represents a 50/50 joint venture that is accounted for using the equity method of accounting and is included in equity in earnings (losses) of unconsolidated affiliates in the accompanying consolidated statements of operations.
Of these Properties, The Forum at Grandview, The Outlet Shoppes at Oklahoma City, Settlers Ridge (Phase II) and Northgate Mall are included in the Company's operations on a consolidated basis and are collectively referred to as the "2011 New Properties." In addition to the above Properties, in October 2010, we purchased the remaining 50% interest in Parkway Place in Huntsville, AL, from our joint venture partner. The results of operations of this Property, previously accounted for using the equity method of accounting, are included in our operations on a consolidated basis beginning October 1, 2010. The transactions related to the 2011 New Properties impact the comparison of the results of operations for the year ended December 31, 2011 to the results of operations for the year ended December 31, 2010.
In October 2011, we formed a joint venture, CBL/T-C, LLC, with TIAA-CREF. As described in Note 5 to the consolidated financial statements, we began accounting for our remaining interest in three of our malls, CoolSprings Galleria, Oak Park Mall and West County Center, which were previously accounted for on a consolidated basis, using the equity method of accounting upon formation of the joint venture. These Properties are collectively referred to as the "CBL/T-C Properties". This transaction impacts the comparison of the results of operations for the year ended December 31, 2011 to the results of operations for the year ended December 31, 2010.
Revenues
Total revenues increased by $4.2 million for 2011 compared to the prior year. Rental revenues and tenant reimbursements decreased $2.0 million due to a decrease of $19.4 million related to the CBL/T-C Properties partially offset by an increase of $9.2 million from the 2011 Comparable Properties and an increase of $8.3 million from the 2011 New Properties. The purchase of the additional interest in Parkway Place in October 2010 comprised $8.6 million of the increase from the 2011 Comparable Properties. The remaining increase in rental revenues and tenant reimbursements of the 2011 Comparable Properties was primarily driven by a $0.6 million increase in minimum rents as a result of overall improvement in leasing spreads and higher occupancy levels.
Our cost recovery ratio decreased to 100.0% for 2011 compared to 102.5% for 2010 primarily due to a decline in tenant reimbursements as discussed above as well as increased utilities expense.
The increase in management, development and leasing fees of $0.5 million was mainly attributable to the management fees from the CBL/T-C Properties after the formation of CBL/T-C.
Other revenues increased $5.6 million primarily due to an increase of $3.9 million in revenues of our subsidiary that provides security and maintenance services to third parties.
Operating Expenses
Total operating expenses increased $53.4 million for 2011 compared to the prior year due to a $54.6 million increase in loss on impairment of real estate. Property operating expenses, including real estate taxes and maintenance and repairs, increased $2.9 million due to higher expenses of $6.3 million related to the 2011 Comparable Properties, of which $2.5 million is attributable to the consolidation of Parkway Place, and $3.0 million related to the 2011 New Properties, which were partially offset by a decrease of $6.4 million related to the CBL/T-C Properties. The increase in property operating expenses of the 2011 Comparable Properties is primarily attributable to increases of $2.5 million in security and maintenance expense, $1.5 million in utilities expense and $1.2 million in promotion-related costs.
The decrease in depreciation and amortization expense of $8.8 million resulted from a decrease of $8.7 million related to the CBL/T-C Properties and $2.2 million from the 2011 Comparable Properties, partially offset by an increase of $2.1 million from the 2011 New Properties. The decrease attributable to the 2011 Comparable Properties is primarily attributable to lower amortization of tenant allowances due to write-offs of unamortized tenant allowances in the prior year period related to certain store closings partially offset by an increase related to the consolidation of Parkway Place.
General and administrative expenses increased $1.4 million primarily as a result of increases of $1.1 million in payroll and related expenses, $0.6 million in legal and consulting expenses and $0.6 million in insurance expense, partially offset by a reduction of $0.6 million in travel costs. As a percentage of revenues, general and administrative expenses were 4.2% in 2011 compared to 4.1% in 2010.
During 2011, we recorded a non-cash impairment of real estate of $55.8 million, which consisted of $50.7 million related to Columbia Place in Columbia, SC, $4.5 million related to phase two of Settlers Ridge, one of our development Properties, and $0.6 million related to a loss on the sale of a land parcel. Columbia Place experienced declining cash flows as a result of changes in property-specific market conditions, which were further exacerbated by the recent economic conditions that negatively impacted leasing activity and occupancy. Phase two of Settlers Ridge is expected to be sold upon completion and stabilization and a loss was recorded to write down the book value of the Property to its estimated fair value. See Carrying Value of Long-Lived Assets in the Critical Accounting Policies and Estimates section herein for further discussion of impairment charges.
Other expenses increased $3.4 million primarily due to higher expenses of $3.8 million related to our subsidiary that provides security and maintenance services to third parties, partially offset by a decrease of $0.3 million in abandoned projects expense.
Other Income and Expenses
Interest and other income decreased $1.3 million in 2011 compared to the prior year period due to the elimination of interest income on advances to two joint ventures and a mortgage note receivable.  We stopped receiving interest on one joint venture to which we had outstanding advances when it was sold in June 2010 and, in October 2010, we purchased our partner's 50% share of the joint venture that owned Parkway Place to which we previously had outstanding advances.  In addition, interest income is no longer being accrued on a mortgage note receivable for which we foreclosed on the land that served as collateral on the loan.
Interest expense decreased $14.3 million in 2011 compared to the prior year. The CBL/T-C Properties comprised $8.1 million of the decrease, which was partially offset by an increase of $2.0 million related to the 2011 New Properties. The remaining decrease was primarily related to our continued efforts to deleverage our balance sheet as we decreased our consolidated debt by $720.4 million to $4,489.4 million from December 31, 2010 to December 31, 2011. Additionally, during the second and third quarters of 2011, our secured credit facilities were modified to remove a 1.50% floor on LIBOR and to reduce the amount of the spreads above LIBOR based on our leverage.
During 2011, we recorded a gain on extinguishment of debt of $1.0 million as a result of accelerated premium amortization related to the early retirement of debt on two malls.
We recorded a gain on investment of $0.9 million during 2010 related to the acquisition of the remaining 50% interest in Parkway Place in Hunstville, AL from our joint venture partner. There were no transactions of this nature in 2011.
During 2011, we recognized gain on sales of real estate assets of $59.4 million. Of this amount, $54.3 million was related to the sale of a portion of our interests in the CBL/T-C Properties and $5.1 million was related to the sale of a vacant anchor space at one of our malls and five parcels of land. We recognized a gain on sales of real estate assets of $2.9 million during 2010 from the sale of eight parcels of land.
Equity in earnings (losses) of unconsolidated affiliates increased by $6.3 million during 2011. One joint venture Property that opened in March 2010 contributed to the increase compared to the prior year.  Increases in revenues and tenant reimbursements were key drivers at several unconsolidated Properties, reflecting improved occupancy and rental rates consistent with the 2011 Comparable Properties. Additionally, our share of the earnings of the CBL/T-C Properties accounted for $0.3 million of the increase. In addition, outparcel sales increased approximately $0.3 million compared to the prior year.  These increases were partially offset by a decline in earnings from Parkway Place as a result of the acquisition of the remaining 50% interest from our joint venture partner in October 2010.  Results of Parkway Place are now reported on a consolidated basis.

The income tax benefit of $0.3 million in 2011 primarily relates to our taxable REIT subsidiary and consists of a current tax provision of $5.4 million and a deferred income tax benefit of $5.7 million. During 2010, we recorded an income tax benefit of $6.4 million, consisting of a current tax benefit of $8.4 million, partially offset by a deferred income tax provision of $2.0 million. Our taxable REIT subsidiary had higher income in 2011 compared to 2010 primarily as a result of an increase in the management fee income from our own portfolio of Properties. Because this fee income is from our consolidated Properties, the fee income is eliminated in our consolidated financial statements; however, there is still a tax effect to the taxable REIT subsidiary.
Operating income from discontinued operations for 2011 of $29.2 million reflects the operating results of one mall that was sold in February 2011 for $9.0 million.  Net proceeds from the sale were used to retire the outstanding principal balance and accrued interest of $40.3 million on the non-recourse loan secured by the Property in accordance with the lender's agreement to modify the outstanding principal balance and accrued interest to equal the net sales price for the Property.  As a result, we recorded a gain on the extinguishment of debt of $31.4 million.  We also recorded a loss on impairment of real estate of $2.7 million to write down the book value of the Property to the net sales price.  We also sold one community center in November 2011 and classified one community center as held for sale as of December 31, 2011. The results of operations of these three Properties, including the gain on extinguishment of debt and the loss on impairment of real estate, are included in discontinued operations for 2011.  Loss on discontinued operations for 2010 of $23.8 million includes a non-cash impairment of real estate assets of $25.4 million related to an initial write-down of the depreciated book value of the mall that was sold in February 2011 to its estimated fair value as of June 30, 2010.  Loss on discontinued operations for 2010 also reflects the operating results of the three Properties discussed above for 2011, one additional mall that was sold in October 2010 and three community centers that were sold in December 2010. Discontinued operations for all periods presented include the settlement of estimated expenses based on actual amounts for Properties sold during previous years.

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

Properties that were in operation for the entire year during both 2010 and 2009 are referred to as the “2010 Comparable Properties.” From January 1, 2009 to December 31, 2010, we acquired or opened six community centers as follows:

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

(2)CBL’s interest represents cost of the land underlying the project for which it will receive ground rent and a percentage of the net operating cash flows.
(3)This Property was sold in December 2010 and is included in Discontinued Operations.

Of these Properties, two community centers, The Promenade and The Forum at Grandview, are included in the Company's operations on a consolidated basis. In addition to the above Properties, in October 2010, we purchased the remaining 50% interest in Parkway Place in Huntsville, AL, from our joint venture partner. The results of operations of this Property, previously accounted for using the equity method of accounting, are included in the Company's operations on a consolidated basis beginning October 1, 2010. The Promenade, The Forum at Grandview and Parkway Place are collectively referred to as the “2010 New Properties”. The transactions related to the 2010 New Properties impact the comparison of the results of operations for the year ended December 31, 2010 to the results of operations for the year ended December 31, 2009.
Revenues
Total revenues declined by $9.8 million for 2010 compared to the prior year. Rental revenues and tenant reimbursements declined by $9.8 million due to a decrease of $14.2 million from the 2010 Comparable Properties, partially offset by an increase of $4.4 million from the 2010 New Properties. The decrease in revenues of the 2010 Comparable Properties was primarily driven by declines of $10.0 million in tenant reimbursements and $4.7 million in lease termination fees. Tenant reimbursements decreased primarily due to certain tenants converting their lease payment terms to percentage in lieu or base rent. Tenant reimbursements also were impacted by negative leasing spreads over the past year.

Our cost recovery ratio decreased to 102.5% for 2010 from 102.8% for 2009 primarily due to the decline in tenant reimbursements discussed above.
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
Operating Expenses
Total expenses decreased $125.7 million for 2010 compared to the prior year. Property operating expenses, including real estate taxes and maintenance and repairs, decreased $7.8 million due to lower expenses of $9.2 million related to the 2010 Comparable Properties partially offset by an increase of $1.2 million from the 2010 New Properties. The decrease in property operating expenses of the Comparable Properties is primarily attributable to reductions of $3.1 million in promotion-related costs, $2.2 million in bad debt expense, $1.8 million in contracted security and maintenance expenses and $0.9 million in state tax expense. Property operating expenses continued to benefit from the cost containment program that we implemented in late 2008 and 2009. Bad debt expense decreased as a result of less store closure activity compared to the prior year.
The decrease in depreciation and amortization expense of $19.9 million resulted from a decrease of $22.6 million from the 2010 Comparable Properties, partially offset by an increase of $2.7 million related to the 2010 New Properties. The decrease attributable to the 2010 Comparable Properties is primarily due to a $13.4 million decline in depreciation expense for buildings and a $10.6 million decline in amortization of tenant allowances. The decline in depreciation expense for buildings was primarily due to the write-off of the value of certain buildings in the prior year that were reconstructed for new tenants in 2010. The decrease in amortization of tenant allowances was attributable to write-offs of certain unamortized tenant allowances in the prior year period related to several store closings.
General and administrative expenses increased $2.4 million primarily as a result of a reduction in capitalized overhead of $1.6 million coupled with an increase of $2.0 million in consulting fees and legal expenses, partially offset by a decline of $1.3 million in payroll and related expenses. As a percentage of revenues, general and administrative expenses were 4.1% in 2010 compared to 3.8% in 2009.
During the fourth quarter of 2010, we incurred a loss on impairment of real estate assets of $1.2 million due to a loss of $1.2 million related to the sale of a parcel of land. We recorded a non-cash loss on impairment of real estate assets of $109.2 million in 2009 related to write-downs of the carrying value of two shopping center Properties to their estimated fair values. See Carrying Value of Long-Lived Assets in the Critical Accounting Policies and Estimates section herein for further discussion of impairment charges.
Other expenses decreased $0.3 million primarily due to a decrease of $1.1 million in abandoned projects expense, partially offset by higher expenses of $0.7 million related to our subsidiary that provides security and maintenance services to third parties.
Other Income and Expenses
Interest expense decreased $5.3 million in 2010 compared to the prior year primarily due to a decrease in the weighted average fixed and variable interest rates on our outstanding debt and lower overall debt levels as compared to the prior year as a result of efforts to deleverage our balance sheet, including the preferred stock offerings we completed in 2010. This decrease was partially offset by a decline in capitalized interest due to the opening of the New Properties in 2010.
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
We recognized a net gain from discontinued operations of $0.4 million in 2010, compared to a loss from discontinued operations of $0.1 million in 2009. Discontinued operations for 2010 and 2009 reflect the operating results of one mall and two community centers sold or accounted for as held for sale in 2011, one mall and three community centers sold in 2010, and one mall and one community centers sold in 2009, plus the true up of estimated expenses to actual amounts for Properties sold during previous years. Discontinued operations for 2010 includes a gain of $0.4 million related to the disposition of these Properties.
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
We classify our regional malls into two categories - malls that have completed their initial lease-up are referred to as stabilized malls and malls that are in their initial lease-up phase and have not been open for three calendar years are referred to as non-stabilized malls. Pearland Town Center, which opened in 2008, and The Outlet Shoppes at Oklahoma City, which opened in August 2011, are our only non-stabilized malls as of December 31, 2011.
We derive a significant amount of our revenues from the Mall Properties. The sources of our revenues by property type were as follows:

	Year Ended December 31,
	2011	2010
Malls	87.8%	90.3%
Associated centers	3.9%	3.9%
Community centers	1.7%	1.6%
Mortgages, office buildings and other	6.6%	4.2%

Mall Store Sales

Mall store sales for the year ended December 31, 2011 on a comparable per square foot basis were $336 per square foot compared with $325 per square foot for 2010, representing an increase of 3.3%. As the general state of the economy improved in 2011, including a decline in the national unemployment rate and a rise in consumer confidence, we experienced a resulting increase in sales across our portfolio in 2011. In addition, retailers in general were highly promotional throughout the year, especially during the holiday season, which continued to attract the value oriented shopper. We expect to see modest positive sales increases continue throughout the coming year as the economy continues to improve.

Occupancy
Our portfolio occupancy is summarized in the following table:

	December 31,
	2011		2010
Total portfolio	93.6%		92.4%
Total mall portfolio	94.1%		92.9%
Stabilized malls (1)	94.2%		93.2%
Non-stabilized malls	92.1%	(2)	77.3%	(3)
Associated centers	93.4%		91.3%
Community centers	91.5%		91.8%

(1) Impaired properties removed during the 4th quarter 2011 are Columbia Place, Hickory Hollow Mall, and Towne Mall.
(2)  Represents occupancy for Pearland Town Center and The Outlet Shoppes at Oklahoma City.
(3) Represents occupancy for Pearland Town Center.

Leasing activity continued to improve throughout the year, as reflected in our occupancy increases. We posted a 120 basis point increase in the occupancy rate for our total portfolio, compared to the prior year, with stabilized mall occupancy improving by 100 basis points over the prior year. At December 31, 2012, we anticipate an increase in occupancy levels ranging from flat to 50 basis points compared with the prior year.
Leasing
During 2011, we signed more than 7.1 million square feet of leases, including 6.8 million square feet of leases in our operating portfolio and 0.3 million square feet of development leases. This compares with a total of approximately 4.8 million square feet of leases signed during 2010, including 4.4 million square feet of leases in our operating portfolio and 0.4 million square feet of development leasing.
Average annual base rents per square foot were as follows for each property type:

	December 31,
	2011	2010
Stabilized malls	$29.68	$29.36
Non-stabilized malls	23.92	25.64
Associated centers	11.65	12.04
Community centers	14.38	13.76
Office buildings	17.68	18.14
Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the year ended December 31, 2011 for spaces that were previously occupied are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (2)	% Change Average
All Property Types (1)	3,055,000	$36.05	$37.16	3.1%	$38.32	6.3%
Stabilized Malls	2,840,969	37.24	38.40	3.1%	39.60	6.3%
New leases	655,968	40.46	46.40	14.7%	49.37	22.0%
Renewal leases	2,185,001	36.27	36.00	(0.7)%	36.66	1.1%

(1) Includes stabilized malls, associated centers, community centers and office buildings.
(2) Average gross rent does not incorporate allowable future increases for recoverable common area expenses.
For stabilized mall leasing in 2011, on a same space basis, rental rates were signed at an average increase of 6.3% from the prior gross rent per square foot for new and renewal leases. We are pleased with the significant improvement over the prior year. The ongoing improvement in sales has translated into steady demand from retailers, which is reflected in our positive leasing spreads.
We are seeing a decreased frequency in the signing of shorter term leases in locations where space may not currently be renting at favorable rates. We are pleased by this trend and believe this will continue throughout the year. We will also be looking to improve the rental rates on shorter term deals that we have signed over the last twelve months as they expire. With continued positive sales growth and steady demand from retailers, we are optimistic about the leasing environment.

Liquidity and Capital Resources

During the year ended December 31, 2011, we closed on seventeen operating property loans totaling $1,108.5 million.  Proceeds were primarily used to repay existing loans of approximately $397.6 million and to pay down the outstanding balances of our $525.0 million and $520.0 million secured credit facilities.  During the second and third quarters of 2011, our three secured credit facilities were modified to remove a 1.50% floor on LIBOR. Without giving effect to actual LIBOR, the removal of the 1.50% floors and the reduction in the spreads resulted in a decrease in the interest rates on the $525.0 million and $520.0 million facilities of approximately 2.75% and on the $105.0 million facility of approximately 2.50%.  We also executed extensions on the maturity of each of the facilities. As of December 31, 2011, we had approximately $1,118.0 million available on all of our credit facilities combined.

We sold one mall in February 2011 for $9.0 million and used the net proceeds to retire the $40.3 million outstanding balance of principal and unpaid interest on the loan securing the Property and recognized a gain on extinguishment of debt of $31.4 million as the lender had agreed to modify the balance owed under the loan to equal the net cash sales price of the Property.

We also sold a community center in November 2011 for $26.1 million and used the net proceeds of $25.8 million to reduce the borrowings on the unsecured term loan used to acquire the Starmount Properties.

In October 2011, we closed on a $1.09 billion joint venture with TIAA-CREF in which TIAA-CREF received a 50% pari passu interest in each of Oak Park Mall in Kansas City, KS; West County Center in St. Louis, MO; and CoolSprings Galleria in Nashville, TN. TIAA-CREF also received a 12% interest in Pearland Town Center in Pearland, TX. As part of the joint venture agreement, TIAA-CREF assumed approximately $266.8 million of property-specific debt. Net proceeds of approximately $204.2 million from the transaction were used to reduce the outstanding borrowings on our $525.0 million and $105.0 million credit facilities.

We derive a majority of our revenues from leases with retail tenants, which have historically been the primary source for funding short-term liquidity and capital needs such as operating expenses, debt service, tenant construction allowances, recurring capital expenditures, dividends and distributions. We believe that the combination of cash flows generated from our operations, combined with our debt and equity sources and the availability under our lines of credit will, for the foreseeable future, provide adequate liquidity to meet our cash needs.  In addition to these factors, we have options available to us to generate additional liquidity, including but not limited to, equity offerings, joint venture investments, issuances of noncontrolling interests in our Operating Partnership, and decreasing the amount of expenditures we make related to tenant construction allowances and other capital expenditures.  We also generate revenues from sales of peripheral land at the Properties and from sales of real estate assets when it is determined that we can realize an optimal value for the assets.

Cash Flows From Operations

There was $56.1 million of unrestricted cash and cash equivalents as of December 31, 2011, an increase of $5.2 million from December 31, 2010.  Cash provided by operating activities during 2011, increased $12.0 million to $441.8 million from $429.8 million during 2010.  The increase is primarily due the improved operating results of the 2011 Comparable Properties, the addition of the results from the 2011 New Properties and lower interest expense as a result of lower debt levels in 2011.

Debt

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated Properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate (1)
December 31, 2011:
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$3,656,243	$(30,416)	$658,470	$4,284,297	5.58%
Recourse term loans on operating properties (2)	77,112	—	—	77,112	5.89%
Total fixed-rate debt	3,733,355	(30,416)	658,470	4,361,409	5.58%
Variable-rate debt:
Non-recourse term loans on operating properties	168,750	—	19,716	188,466	2.88%
Recourse term loans on operating properties	124,439	(726)	130,455	254,168	3.32%
Construction loans	25,921	—		25,921	3.32%
Secured lines of credit	27,300	—		27,300	3.03%
Unsecured term loans	409,590	—		409,590	1.67%
Total variable-rate debt	756,000	(726)	150,171	905,445	2.47%
Total	$4,489,355	$(31,142)	$808,641	$5,266,854	5.04%

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate (1)
December 31, 2010:
Fixed-rate debt:
Non-recourse loans on operating properties	$3,664,293	$(24,708)	$398,154	$4,037,739	5.83%
Recourse term loans on operating properties	30,449	—	—	30,449	6.00%
Total fixed-rate debt	3,694,742	(24,708)	398,154	4,068,188	5.83%
Variable-rate debt:
Non-recourse term loans on operating properties	114,625	—	20,038	134,663	3.30%
Recourse term loans on operating properties	350,106	(928)	148,252	497,430	2.83%
Construction loans	14,536	—	—	14,536	3.32%
Secured lines of credit	598,244	—	—	598,244	3.38%
Unsecured term loans	437,494	—	—	437,494	1.66%
Total variable-rate debt	1,515,005	(928)	168,290	1,682,367	2.77%
Total	$5,209,747	$(25,636)	$566,444	$5,750,555	4.94%

(1)	Weighted average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.

(2)
We had four interest rate swaps on notional amounts totaling $117.7 million as of December 31, 2011 related to four variable-rate loans on operating Properties to effectively fix the interest rates on those loans.  Therefore, this amount is reflected in fixed-rate debt in 2011.

Of the $1,062.5 million of our pro rata share of consolidated and unconsolidated debt as of December 31, 2011 that is scheduled to mature during 2012, excluding debt premiums, we have extensions available on $230.0 million of debt at our option that we intend to exercise, leaving $832.5 million of debt maturities in 2012 that must be retired or refinanced, representing 20 operating Property loans and one unsecured term loan.   Subsequent to December 31, 2011, we retired ten operating Property loans with an aggregate balance of $215.4 million as of December 31, 2011.

The Company has extension options available, at its election, related to the maturities of the $520,000 secured credit facility and the two unsecured term loans.  The Company’s $520,000 credit facility is currently secured by several operating Properties or parcels thereof.  The Company is in process of obtaining property-specific, non-recourse loans for the majority of these Properties. The $520,000 secured credit facility may be used to retire loans maturing in 2012, as well as to provide additional flexibility for liquidity purposes.

The weighted average remaining term of our total share of consolidated and unconsolidated debt was 4.5 years and 3.5 years at December 31, 2011 and 2010, respectively. The weighted average remaining term of our pro rata share of fixed-rate debt was 5.0 years and 4.6 years at December 31, 2011 and 2010, respectively.

As of December 31, 2011 and 2010, our pro rata share of consolidated and unconsolidated variable-rate debt represented 17.2% and 29.3%, respectively, of our total pro rata share of debt. The decline is primarily due to using proceeds from the TIAA-CREF joint venture transaction and the sale of a community center to reduce variable rate debt. As of December 31, 2011, our share of consolidated and unconsolidated variable-rate debt represented 10.3% of our total market capitalization (see Equity below) as compared to 17.4% as of December 31, 2010.

Secured Lines of Credit

We have three secured lines of credit that are used for mortgage retirement, working capital, construction and acquisition purposes, as well as issuances of letters of credit. Each of these lines is secured by mortgages on certain of our operating Properties. During the second and third quarters of 2011, these credit facilities were modified to remove a 1.50% floor on LIBOR. Pursuant to the terms of the modifications, borrowings under these secured lines of credit bear interest at LIBOR plus an applicable spread, ranging from 2.00% to 3.00% based on our leverage ratio. Without giving effect to actual LIBOR, the removal of the 1.50% floors and the reduction in the spreads resulted in a decrease in the interest rates on the $525.0 million and $520.0 million facilities of approximately 2.75% and on the $105.0 million facility of approximately 2.50%, respectively. We also executed extensions on the maturity of each of the facilities. The three secured lines of credit had a weighted average interest rate of 3.03% at December 31, 2011. We also pay fees based on the amount of unused availability under the secured lines of credit at rates ranging from 0.15% to 0.35% of unused availability. The following summarizes certain information about the secured lines of credit as of December 31, 2011 (in thousands):

Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date
$105,000	$15,000		June 2013	N/A
525,000	—	(1)	February 2014	February 2015
520,000	12,300		April 2014	N/A
$1,150,000	$27,300
(1) There was an additional $4,870 outstanding on this secured line of credit as of December 31, 2011 for letters of credit.  Up to $50,000 of the capacity on this line can be used for letters of credit.

In October 2011, we retired a $133.9 million term loan on Pearland Town Center and a $20.8 million term loan on West County Center with borrowings from the $525.0 million and $105.0 million secured credit facilities.

The agreements to the $105.0 million and $525.0 million secured lines of credit contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, and limitations on cash flow distributions. We believe that we were in compliance with all covenants and restrictions at December 31, 2011.

Unsecured Term Facilities

We have an unsecured term facility that bears interest at LIBOR plus a margin ranging from 0.95% to 1.40%, based on our leverage ratio. At December 31, 2011, the outstanding borrowings of $181.6 million under this loan had a weighted average interest rate of 1.4%. The loan was obtained for the exclusive purpose of acquiring certain Properties from the Starmount Company or its affiliates. We completed our acquisition of these Properties in February 2008 and, as a result, no further draws can be made against the loan. The loan matured in November 2011 and we exercised our one-year extension option for an outside maturity date of November 2012. Net proceeds from a sale, or our share of excess proceeds from any refinancings, of any of the properties originally purchased with borrowings from this unsecured term loan must be used to pay down any remaining outstanding balance.

We have an unsecured term facility with total availability of $228.0 million that bears interest at LIBOR plus a margin of 1.50% to 1.80% based on our leverage ratio. At December 31, 2011, the outstanding borrowings of $228.0 million under the unsecured term loan had a weighted average interest rate of 1.88%.  The loan matures in April 2012 and has a one-year extension option, which is at our election, for an outside maturity date of April 2013.

Letters of Credit

We have secured and unsecured lines of credit with total availability of $16.0 million that are used only to issue letters of credit. There was $2.9 million outstanding under these lines at December 31, 2011.

Covenants and Restrictions

The agreements to the secured lines of credit contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, and limitations on cash flow distributions.  The Company believes that it was in compliance with all covenants and restrictions at December 31, 2011.The following presents the Company's compliance with certain of the ratios as of December 31, 2011:

Ratio	Required	Actual
Debt to Gross Asset Value	< 65%	51.4%
Interest Coverage	> 1.75x	2.45x
Debt Service Coverage	> 1.50x	1.89x

The agreements to the $525.0 million and $520.0 million secured credit facilities and the two unsecured term facilities described above, each with the same lead lender, contain default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods) in the event (i) there is a default in the payment of any indebtedness owed by us to any institution which is a part of the lender groups for the credit facilities, or (ii) there is any other type of default with respect to any indebtedness owed by us to any institution which is a part of the lender groups for the credit facilities and such lender accelerates the payment of the indebtedness owed to it as a result of such default.  The credit facility agreements provide that, upon the occurrence and continuation of an event of default, payment of all amounts outstanding under these credit facilities and those facilities with which these agreements reference cross-default provisions may be accelerated and the lenders’ commitments may be terminated.  Additionally, any default in the payment of any recourse indebtedness greater than $50.0 million or any non-recourse indebtedness greater than $100.0 million of the Company, the Operating Partnership and significant subsidiaries, as defined, regardless of whether the lending institution is a part of the lender groups for the credit facilities, will constitute an event of default under the agreements to the credit facilities.  We believe that we were in compliance with regard to these provisions as of December 31, 2011.

Mortgages on Operating Properties

During the fourth quarter of 2011, we closed on a $140.0 million ten-year non-recourse mortgage loan secured by Cross Creek Mall in Fayetteville, NC, which bears a fixed interest rate of 4.54%. We also closed on a $60.0 million ten-year non-recourse commercial mortgage-backed securities ("CMBS") loan with a fixed interest rate of 5.73% secured by The Outlet Shoppes at Oklahoma City in Oklahoma City, OK. A non-recourse loan secured by St. Clair Square in Fairview Heights, IL was extended for a five-year period from December 2011 to December 2016, with an increase in the loan amount from $69.4 million to $125.0 million and a reduction in the interest rate to LIBOR plus 300 basis points. Additionally, we closed a $58.0 million recourse mortgage loan secured by The Promenade in D'lberville, MS with a three-year initial term and two extension options of two years each. The loan bears interest of 75% of LIBOR plus 175 basis points. We also extended the maturity date of a $3.3 million loan secured by Phase II of Hammock Landing in West Melbourne, FL to November 2013 at its existing interest rate of LIBOR plus a margin of 2.00%. Proceeds from these loans were used to repay existing loans totaling $231.9 million, loan reserves and escrow deposits of $7.1 million, partner distributions of $3.3 million and to pay down $144.1 million on our credit facility.

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

Also during the first quarter of 2011, we closed on four separate loans totaling $120.2 million.  These loans have five-year terms and include a $36.4 million loan secured by Stroud Mall in Stroud, PA; a $58.1 million loan secured by York Galleria in York, PA; a $12.1 million loan secured by Gunbarrel Pointe in Chattanooga, TN; and a $13.6 million loan secured by CoolSprings Crossing in Nashville, TN.  These four loans have partial-recourse features totaling $7.5 million at December 31, 2011, which will further decrease as the aggregate principal amount outstanding on the loans is amortized. The loans bear interest at LIBOR plus a margin of 2.40% and are not cross-collateralized.  We have interest rate swaps in place for the full term of each five-year loan to effectively fix the interest rates.  As a result, these loans bear interest at a weighted average fixed rate of 4.57%.  See Interest Rate Hedge Instruments below for additional information.

Proceeds from the nine loans that closed during the first quarter of 2011 were used predominantly to pay down the outstanding balance of our $520.0 million secured credit facility.  Eight of the new loans were secured with Properties previously used as collateral to secure the $520.0 million credit facility.

Interest Rate Hedging Instruments

During the first quarter of 2011, we entered into four pay fixed/receive variable interest rate swaps with an initial aggregate notional amount of $120.2 million (amortizing to $100.0 million) to hedge the interest rate risk exposure on the borrowings on four of our operating properties equal to the aggregate swap notional amount.  These interest rate swaps hedge the risk of changes in cash flows on our designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-

rate debt.  The interest rate swaps effectively fix the interest payments on the portion of debt principal corresponding to the swap notional amount at a weighted average rate of 4.57%.

Also during the first quarter of 2011, we entered into an interest rate cap agreement with an initial notional amount of $64.3 million (amortizing to $63.6 million) to hedge the risk of changes in cash flows on the letter of credit supporting certain bonds related to one of our operating Properties equal to the then-outstanding cap notional. This interest rate cap agreement terminated in December 2011 when the related debt obligation was refinanced.

The following table provides further information related to each of our interest rate derivatives that were designated as cash flow hedges of interest rate risk as of December 31, 2011 and 2010 (dollars in thousands):

Instrument Type	Location in Consolidated Balance Sheet	Outstanding Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 12/31/11	Fair Value at 12/31/10	Maturity Date
Cap	Intangible lease assets and other assets	$69,375	3-month LIBOR	3.000%	$—	$3	January 1, 2012
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 56,905 (amortizing to $48,337)	1-month LIBOR	2.149%	$(2,674)	$—	April 1, 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 35,621 (amortizing to $30,276)	1-month LIBOR	2.187%	$(1,725)	$—	April 1, 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 13,320 (amortizing to $11,313)	1-month LIBOR	2.142%	$(622)	$—	April 1, 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 11,854 (amortizing to $10,083)	1-month LIBOR	2.236%	(596)	—	April 1, 2016

Subsequent to December 31, 2011, we entered into a $125.0 million interest rate cap agreement (amortizing to $122.4 million) to hedge the risk of changes in cash flows on the borrowings of one of our Properties equal to the cap notional. The interest rate cap protects us from increases in the hedged cash flows attributable to overall changes in 3-month LIBOR above the strike rate of the cap on the debt. The strike rate associated with the interest rate cap is 5.00%. The cap matures in January 2014.

Equity

During the year ended December 31, 2011, we paid dividends of $165.4 million to holders of our common stock and our preferred stock, as well as $75.5 million in distributions to the noncontrolling interest investors in our Operating Partnership and other consolidated subsidiaries.

We paid first, second and third quarter 2011 cash dividends on our common stock of $0.21 per share on April 15th, July 15th and October 14th 2011, respectively.  On November 30, 2011, we announced a fourth quarter cash dividend of $0.21 per share that was paid on January 16, 2012.  Future dividends payable will be determined by our Board of Directors based upon circumstances at the time of declaration.

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

Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value of equity) ratio was 59.7% at December 31, 2011, compared to 59.6% at December 31, 2010. Our debt -to-market capitalization ratio at December 31, 2011 was computed as follows (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	190,380	$15.70	$2,988,966
7.75% Series C Cumulative Redeemable Preferred Stock	460	250.00	115,000
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00	453,750
Total market equity			3,557,716
Company’s share of total debt			5,266,854
Total market capitalization			$8,824,570
Debt-to-total-market capitalization ratio			59.7%

(1)
Stock price for common stock and operating partnership units equals the closing price of our common stock on December 30, 2011. The stock price for the preferred stock represents the liquidation preference of each respective series of preferred stock.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2011 (dollars in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt:
Total consolidated debt service (1)	$5,649,027	$1,243,417	$970,354	$1,438,378	$1,996,878
Minority investors’ share in shopping center properties	(42,699)	(3,274)	(5,224)	(13,970)	(20,231)
Our share of unconsolidated affiliates debt service (2)	798,459	154,685	291,730	334,919	17,125
Our share of total debt service obligations	6,404,787	1,394,828	1,256,860	1,759,327	1,993,772

Operating leases: (3)
Ground leases on consolidated properties	35,543	813	1,653	1,699	31,378

Purchase obligations: (4)
Construction contracts on consolidated properties	8,726	8,726	—	—	—
Our share of construction contracts on unconsolidated properties	189	189	—	—	—
	8,915	8,915	—	—	—
Total contractual obligations	$6,449,245	$1,404,556	$1,258,513	$1,761,026	$2,025,150

(1)
Represents principal and interest payments due under the terms of mortgage and other indebtedness and includes $994,745 of variable-rate debt service on nine operating Properties, three construction loans, two secured credit facilities and two unsecured term facilities. The variable-rate loans on the operating Properties call for payments of interest only with the total principal due at maturity. The construction loans and credit facilities do not require scheduled principal payments. The future contractual obligations for all variable-rate indebtedness reflect payments of interest only throughout the term of the debt with the total outstanding principal at December 31, 2011 due at maturity. The future interest payments are projected based on the interest rates that were in effect at December 31, 2011. See Note 6 to the consolidated financial statements for additional information regarding the terms of long-term debt.

(2)	Includes $155,040 of variable-rate debt service. Future contractual obligations have been projected using the same assumptions as used in (1) above.

(3)
Obligations where we own the buildings and improvements, but lease the underlying land under long-term ground leases. The maturities of these leases range from 2014 to 2089 and generally provide for renewal options.

(4)
Represents the remaining balance to be incurred under construction contracts that had been entered into as of December 31, 2011, but were not complete. The contracts are primarily for development of Properties.

Capital Expenditures

Including our share of unconsolidated affiliates’ capital expenditures, we spent $46.4 million during the year ended December 31, 2011 for tenant allowances, which typically generate increased rents from tenants over the terms of their leases.  Deferred maintenance expenditures were $20.8 million for the year ended December 31, 2011 and included $8.8 million for resurfacing and improved lighting of parking lots, $3.3 million for roof repairs and replacements and $8.7 million for various other capital expenditures.  Renovation expenditures were $23.3 million for the year ended December 31, 2011.

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
    We believe that it is important to reinvest in our Properties in order to enhance their dominant position in the market.We recently announced our 2012 renovation program, which includes upgrades at four of our Properties. Renovations are scheduled to be completed at Cross Creek Mall in Fayetteville, NC; Post Oak Mall in College Station, TX; Turtle Creek Mall in Hattiesburg, MS and Mall del Norte in Laredo, TX by the end of 2012.  Cross Creek Mall will receive updated entrances, paint, new interior decor and graphics, upgraded amenities, and new landscaping. The renovation at Post Oak Mall will include new flooring and paint as well as new amenities such as soft seating areas, updated entrances, and lighting. Turtle Creek Mall's renovations will include new flooring, lighting, landscape improvements and other upgrades. The renovations at Mall del Norte will complete a series of upgrades begun in 2007. In addition, the food courts of Cross Creek Mall, Post Oak Mall, and Turtle Creek Mall will receive completely new designs to include new tables and chairs. Our total anticipated net investment in these renovations, is approximately $41.4 million.

The terms of the joint venture that we formed with TIAA-CREF require us to fund certain capital expenditures related to parking decks at West County Center in the amount of $26.4 million. As of December 31, 2011, we had funded $7.3 million of this amount leaving $19.1 million be funded in 2012 and 2013.

Annual capital expenditures budgets are prepared for each of our Properties that are intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, will provide the necessary funding for these expenditures.

Developments and Expansions

The following tables summarize our development projects as of December 31, 2011:

Properties Opened During the Year Ended December 31, 2011
(Dollars in thousands)
		Total Project Square Feet	CBL's Share of
Property	Location		Total Cost (b)	Cost to Date (c)	Date Opened	Initial Yield
Community Center Expansion:
Settlers Ridge (Phase II)	Robinson Township, PA	86,144	$20,722	$20,722	Summer-11	9.8%

Community / Open-Air Center:
The Outlet Shoppes at Oklahoma City (a)	Oklahoma City, OK	324,565	$60,974	$63,175	August-11	10.6%

Mall Expansion:
Alamance West	Burlington, NC	236,438	$16,130	$17,180	Fall -11	11.0%

Mall Redevelopment:
Layton Hills Mall - Dick's Sporting Goods	Layton, UT	126,060	$7,001	$5,448	September-11	11.5%
Stroud Mall - Cinemark	Strounsburg, PA	44,979	7,472	7,454	November-11	5.9%
		171,039	$14,473	$12,902

Total Properties Opened		818,186	$112,299	$113,979

Properties Under Development at December 31, 2011
(Dollars in thousands)
		Total Project Square Feet	CBL's Share of
Property	Location		Total Cost (b)	Cost to Date (c)	Expected Opening Date	Initial Yield
Community Center Expansions:
The Forum at Grandview (Phase II)	Madison, MS	83,060	$16,826	$4,700	Summer-12	7.6%
Waynesville Commons	Waynesville, NC	127,585	9,987	4,683	Fall-12	10.6%
		210,645	$26,813	$9,383

Mall Redevelopments:
Foothills Mall/Plaza - Carmike Cinema	Maryville, TN	45,276	$8,337	$7,336	Spring-12	7.3%
Monroeville Mall - JC Penney/Cinemark	Pittsburgh, PA	464,792	26,178	7,714	Fall-12/Winter-13	7.6%
		510,068	$34,515	$15,050

Total Under Development		720,713	$61,328	$24,433

(a) The Outlet Shoppes at Oklahoma City is a 75/25 joint venture. Total cost and cost to date are reflected at 100 percent.
(b) Total Cost is presented net of reimbursements to be received.
(c) Cost to Date does not reflect reimbursements until they are received.

During the fourth quarter of 2011, we completed renovation projects at four of our malls, including Hamilton Place in Chattanooga, TN; Oak Park Mall in Kansas City, KS; RiverGate Mall in Nashville, TN; and Burnsville Center in Minneapolis, MN.

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

During the third quarter of 2011, the second phase of Settlers Ridge in Robinson Township, PA opened 100% leased or committed and is anchored by Michaels, Ross Dress for Less, Pet Supplies Plus and ULTA. During the fourth quarter of 2011, the second phase of Alamance Crossing in Burlington, NC opened 100% leased or committed, anchored by Dick's Sporting Goods, Kohl's and BJ's.

We commenced construction on two new projects during the third quarter. In Waynesville, NC we are under construction for a community center that will be anchored by Belk along with PetSmart and Michaels, located next to an existing Wal Mart. We also started construction on the second phase of The Forum at Grandview, our 75/25 joint venture community center development in Madison, MS. The second phase will be anchored by ULTA, HomeGoods and Petco.

We currently have two redevelopments under construction. Two new state-of-the-art 12-screen movie theaters are scheduled to open within the next year at Foothills Mall in Maryville, TN and Monroeville Mall in Pittsburgh, PA, along with a JC Penney at Monroeville Mall.  We should see a positive effect for the Properties and our portfolio by enhancing these existing centers.

We hold options to acquire certain development properties owned by third parties.  Except for the projects presented above, we do not have any other material capital commitments as of December 31, 2011.

Acquisitions

On September 30, 2011, we purchased Northgate Mall located in Chattanooga, TN, for a total cash purchase price of $11.5 million plus $0.7 million of transaction costs.

Off-Balance Sheet Arrangements

Unconsolidated Affiliates

We have ownership interests in 17 unconsolidated affiliates as of December 31, 2011, that are described in Note 5 to the consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the consolidated balance sheets as “Investments in Unconsolidated Affiliates.”  The following are circumstances when we may consider entering into a joint venture with a third party:

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

We own a parcel of land in Lee's Summit, MO that we are ground leasing to a third party development company.  The third party developed and operates a shopping center on the land parcel. We have guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the initial maximum guaranteed amount was $24.4 million. During 2011, the loans were partially paid down and amended such that our maximum guaranteed amount, representing 27% of capacity, is approximately $18.6 million at December 31, 2011.  The total amount outstanding at December 31, 2011 on the loans was $60.9 million of which we have guaranteed $16.4 million.  The Company reported an obligation of $0.2 million and $0.3 million as of December 31, 2011 and December 31, 2010, respectively in its consolidated balance sheets to reflect the estimated fair value of the guaranty.

We have guaranteed 100% of the construction and land loans of West Melbourne I, LLC (“West Melbourne”), an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $45.7 million.  West Melbourne developed and operates Hammock Landing, a community center in West Melbourne, FL. The total amount outstanding on the loans at December 31, 2011 was $45.7 million.  The guaranty will expire upon repayment of the debt. The land loan, and the construction loan, each representing $3.2 million and $42.5 million, respectively, of the amount outstanding at December 31, 2011, mature in November 2013. We recorded an obligation of $0.5 million and $0.7 million in the accompanying consolidated balance sheets as of December 31, 2011 and 2010, respectively, to reflect the estimated fair value of this guaranty.

We have guaranteed 100% of the construction loan of Port Orange I, LLC (“Port Orange”), an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $96.1 million.  Port Orange developed and operates The Pavilion at Port Orange, a community center in Port Orange, FL. The total amount outstanding at December 31, 2011 on the loan was $68.3 million. The guaranty will expire upon repayment of debt.  The loan matures in March 2012 and has a one-year extension option available.  We have recorded an obligation of $1.0 million and $1.1 million in the accompanying condensed consolidated balance sheets as of December 31, 2011 and 2010, respectively, to reflect the estimated fair value of this guaranty.

We have guaranteed the lease performance of York Town Center, LP (“YTC”), an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22.0 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to 10.0 million. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $18.0 million as of December 31, 2011.  We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty.  We did not record an obligation for this guaranty because we determined that the fair value of the guaranty is not material.

We guaranteed 100% of a construction loan of JG Gulf Coast Town Center, LLC, an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount was $11.6 million.  We did not record an obligation for this guaranty because we determined that the fair value of the guaranty is not material.  The guaranty expired during the second quarter of 2011 when JG Gulf Coast Town Center, LLC retired the construction loan.

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

We receive reimbursements from tenants for real estate taxes, insurance, common area maintenance, and other recoverable operating expenses as provided in the lease agreements. Tenant reimbursements are recognized as revenue in the period the related operating expenses are incurred. Tenant reimbursements related to certain capital expenditures are billed to tenants over periods of 5 to 15 years and are recognized as revenue in accordance with underlying lease terms.
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
Carrying Value of Long-Lived Assets
We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts or if there are other indicators of impairment. If it is determined that impairment has occurred, the amount of the impairment charge is equal to the excess of the asset’s carrying value over its estimated fair value.  We estimate fair value using the undiscounted cash flows expected to be generated by each Property, which are based on a number of assumptions such as leasing expectations, operating budgets, estimated useful lives, future maintenance expenditures, intent to hold for use and capitalization rates, among others.  These assumptions are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates and costs to operate each Property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated in our impairment analyses may not be achieved. As described in Note 2 to the consolidated financial statements, we recorded impairment charges of $59.2 million, $40.2 million and $114.9 million in 2011, 2010 and 2009, respectively.

Allowance for Doubtful Accounts
We periodically perform a detailed review of amounts due from tenants to determine if accounts receivable balances are impaired based on factors affecting the collectibility of those balances.  Our estimate of the allowance for doubtful accounts requires significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.  We recorded a provision for doubtful accounts of $1.7 million, $2.7 million and $5.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.
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
No impairments of investments in unconsolidated affiliates were incurred during 2011 and 2010.
Recent Accounting Pronouncements
Accounting Guidance Adopted
In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 provides that significant transfers in or out of measurements classified as Levels 1 or 2 should be disclosed separately along with reasons for the transfers. Information regarding purchases, sales, issuances and settlements related to measurements classified as Level 3 are also to be presented separately. The guidance was effective for interim and annual periods beginning after December 15, 2009, excluding the provision relating to the rollforward of Level 3 activity which was effective for interim and annual periods beginning after December 15, 2010. We adopted the provisions of this guidance on January 1, 2010, except for the requirement related to Level 3 measurements, which we adopted January 1, 2011. The adoption of the remaining disclosure requirements of ASU 2010-06 did not have an impact on our consolidated financial statements.
In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 requires entities to provide extensive new disclosures in their financial statements about their financing receivables, including credit risk exposures and the allowance for credit losses. The new disclosures include information regarding credit quality, impaired or modified receivables, non-accrual or past due receivables and activity related to modified receivables and the allowance for credit losses. The guidance was effective for interim and annual reporting periods ending on or after December 15, 2010, with the exception of the activity disclosures, which were effective for interim and annual reporting periods beginning on or after December 15, 2010. In January 2011, the FASB issued ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU 2011-01”). ASU 2011-01 delayed immediately the effective date for disclosures prescribed by ASU 2010-20 that relate to troubled debt restructurings. The adoption of the non-deferred disclosures prescribed by ASU 2010-20 did not have an impact on our consolidated financial statements.
In April 2011, the FASB issued ASU No. 2011-02, A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”). ASU 2011-02 provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. A provision in ASU 2011-02 also ends the FASB's deferral of the additional disclosures about troubled debt restructurings as required by ASU 2010-20, which had previously been deferred by ASU 2011-01. For public entities, the guidance was effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying this guidance, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The adoption of this guidance did not have an impact on our consolidated financial statements.
Accounting Pronouncements Not Yet Effective
In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The objective of ASU 2011-04 is to align fair value measurements and related disclosure requirements under GAAP and International Financial Reporting Standards (“IFRSs”), thus improving the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. For public entities, this guidance is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. The adoption of ASU 2011-04 will not have a material impact on our consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). The objective of this accounting update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements of net income and other comprehensive income. For public entities, this guidance is effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). This guidance defers the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. Other requirements of ASU 2011-05 are not affected by ASU 2011-12. The guidance in ASU 2011-12 is effective at the same time as ASU 2011-05 so that entities will not be required to comply with the presentation requirements in ASU 2011-05 that ASU 2011-12 is deferring. While the adoption of ASU 2011-05 will change the presentation format of our consolidated financial statements, it will not have an impact on the amounts reported in those statements.
In December 2011, the FASB issued ASU No. 2011-10, Derecognition of in Substance Real Estate - a Scope Clarification (“ASU 2011-10”). This guidance applies to the derecognition of in substance real estate when the parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate because of a default by the subsidiary on its nonrecourse debt. Under ASU 2011-10, the reporting entity should apply the guidance in Accounting Standards Codification ("ASC") 360-20, Property, Plant and Equipment - Real Estate Sales, to determine whether it should derecognize the in substance real estate. Generally, the requirements to derecognize in substance real estate would not be met before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. Thus, even if the reporting entity ceases to have a controlling financial interest under ASC 810-10, Consolidation - Overall, it would continue to include the real estate, debt, and the results of the subsidiary's operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. ASU 2011-10 should be applied on a prospective basis to deconsolidation events occurring after the effective date. For public companies, this guidance is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012 . Early adoption is permitted. We are currently assessing the potential impact of the adoption of this guidance on our consolidated financial statements.
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
During inflationary periods, substantially all of our tenant leases contain provisions designed to mitigate the impact of inflation.  These provisions include clauses enabling us to receive percentage rent based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases.  In addition, many of the leases are for terms of less than 10 years, which may provide us the opportunity to replace existing leases with new leases at higher base and/or percentage rent if rents of the existing leases are below the then existing market rate.  Most of the leases require the tenants to pay a fixed amount subject to annual increases for their share of operating expenses, including common area maintenance, real estate taxes, insurance and certain capital expenditures, which reduces our exposure to increases in costs and operating expenses resulting from inflation.
Funds From Operations
Funds From Operations (“FFO”) is a widely used measure of the operating performance of real estate companies that supplements net income (loss) determined in accordance with GAAP. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) (computed in accordance with GAAP) excluding gains or losses on sales of operating properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures and noncontrolling interests. Adjustments for unconsolidated partnerships and joint ventures and noncontrolling interests are calculated on the same basis. In October 2011, NAREIT clarified that FFO should exclude the impact of losses on impairment of depreciable properties. The Company has calculated FFO for all periods presented in accordance with this clarification. We define FFO allocable to common shareholders as defined above by NAREIT less dividends on preferred stock. Our method of calculating FFO allocable to common shareholders may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.
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
During 2011, we recorded a gain on extinguishment of debt from discontinued operations. Considering the significance and nature of this item, we believe that it is important to identify the impact of the change on our FFO measures for a reader to have a complete understanding of our results of operations. Therefore, we have also presented FFO excluding this item.

FFO of the Operating Partnership increased 6.8% to $422.7 million for the year ended December 31, 2011 compared to $394.8 million for the prior year.  FFO in 2011 was positively impacted by the gain on extinguishment of $31.4 million.
           The reconciliation of FFO to net income (loss) attributable to common shareholders is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net income (loss) attributable to common shareholders	$91,560	$29,532	$(36,807)
Noncontrolling interest in income of operating partnership	25,841	11,018	(17,845)
Depreciation and amortization expense of:
Consolidated properties	275,261	284,072	306,928
Unconsolidated affiliates	32,538	27,445	28,826
Discontinued operations	1,109	7,700	2,754
Non-real estate assets	(2,488)	(4,182)	(962)
Noncontrolling interests' share of depreciation and amortization	(919)	(605)	(705)
Loss on impairment of real estate, net of tax benefit	56,557	40,240	114,862
Gain on depreciable property	(56,763)	—	—
Gain (loss) on discontinued operations	1	(379)	17
Funds from operations of the operating partnership	422,697	394,841	397,068
Gain on extinguishment of debt from discontinued operations	(31,434)	—	—
Funds from operations of the operating partnership, as adjusted	$391,263	$394,841	$397,068
The reconciliations of FFO of the operating partnership to FFO allocable to Company shareholders, including and excluding the gain on extinguishment of debt from discontinued operations, are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Funds from operations of the operating partnership	$422,697	$394,841	$397,068
Percentage allocable to common shareholders (1)	77.91%	72.83%	67.35%
Funds from operations allocable to common shareholders	$329,323	$287,563	$267,425

Funds from operations of the operating partnership, as adjusted	$391,263	$394,841	$397,068
Percentage allocable to common shareholders (1)	77.91%	72.83%	67.35%
Funds from operations allocable to Company shareholders, as adjusted	$304,833	$287,563	$267,425

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
Interest Rate Risk
Based on our proportionate share of consolidated and unconsolidated variable-rate debt at December 31, 2011, a 0.5% increase or decrease in interest rates on variable rate debt would decrease or increase annual cash flows by approximately $4.5 million and $2.7 million, respectively and, annual interest expense, after the effect of capitalized interest, by approximately $4.5 and $2.7 million, respectively.
Based on our proportionate share of total consolidated and unconsolidated debt at December 31, 2011, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $88.4 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $90.8 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Financial Statements And Schedules contained in Item 15 on page 70.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding Effectiveness of Disclosure Controls and Procedures
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of its effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. We assessed the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2011, we maintained effective internal control over financial reporting, as stated in our report which is included herein.
The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein in Item 15.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that, as of December 31, 2011, the Company maintained effective internal control over financial reporting.
Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2011 as stated in their report which is included herein in Item 15.

Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference to the sections entitled “Election of Directors,” “Directors and Executive Officers,” “Certain Terms of the Jacobs Acquisition,” “Corporate Governance Matters - Code of Business Conduct and Ethics,” “Board of Directors’ Meetings and Committees – Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement filed with the Securities and Exchange Commission (the “Commission”) with respect to our Annual Meeting of Stockholders to be held on May 7, 2012.

Our board of directors has determined that Winston W. Walker, an independent director and chairman of the audit committee, qualifies as an “audit committee financial expert” as such term is defined by the rules of the Securities and Exchange Commission.

ITEM 11.   EXECUTIVE COMPENSATION

Incorporated herein by reference to the sections entitled “Director Compensation,” “Executive Compensation,” “Report of the Compensation Committee of the Board of Directors” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 7, 2012.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information as of December 31, 2011”, in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 7, 2012.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to the sections entitled “Corporate Governance Matters – Director Independence” and “Certain Relationships and Related Person Transactions”, in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 7, 2012.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to the section entitled “Independent Registered Public Accountants’ Fees and Services” under “RATIFICATION OF THE SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS” in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 7, 2012.

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
Dated: February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles B. Lebovitz	Chairman of the Board	February 29, 2012
Charles B. Lebovitz

/s/ John N. Foy	Vice Chairman of the Board, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 29, 2012
John N. Foy

/s/ Stephen D. Lebovitz	Director, President and Chief Executive Officer (Principal Executive Officer)	February 29, 2012
Stephen D. Lebovitz

/s/ Gary L. Bryenton*	Director	February 29, 2012
Gary L. Bryenton

/s/ Thomas J. DeRosa*	Director	February 29, 2012
Thomas J. DeRosa

/s/ Matthew S. Dominski*	Director	February 29, 2012
Matthew S. Dominski

/s/ Gary J. Nay*	Director	February 29, 2012
Gary J. Nay

/s/ Kathleen M. Nelson*	Director	February 29, 2012
Kathleen M. Nelson

/s/ Winston W. Walker*	Director	February 29, 2012
Winston W. Walker

*By:/s/ John N. Foy	Attorney-in-Fact	February 29, 2012
John N. Foy

Financial statement schedules not listed herein are either not required or are not present in amounts sufficient to require submission of the schedule or the information required to be included therein is included in our consolidated financial statements in Item 15 or are reported elsewhere.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CBL & Associates Properties, Inc.
Chattanooga, TN:

We have audited the accompanying consolidated balance sheets of CBL & Associates Properties, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2011.  Our audits also included the financial statement schedules listed in the Index at Item 15.  We also have audited the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management On Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CBL & Associates Properties, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 29, 2012

CBL & Associates Properties, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
ASSETS	2011	2010
Real estate assets:
Land	$851,303	$928,025
Buildings and improvements	6,777,776	7,543,326
	7,629,079	8,471,351
Accumulated depreciation	(1,762,149)	(1,721,194)
	5,866,930	6,750,157
Held for sale	14,033	—
Developments in progress	124,707	139,980
Net investment in real estate assets	6,005,670	6,890,137
Cash and cash equivalents	56,092	50,896
Receivables:
Tenant, net of allowance for doubtful accounts of $1,760 and $3,167 in 2011 and 2010, respectively	74,160	77,989
Other, net of allowance for doubtful accounts of $1,400 in 2011	11,592	11,996
Mortgage and other notes receivable	34,239	30,519
Investments in unconsolidated affiliates	304,710	179,410
Intangible lease assets and other assets	232,965	265,607
	$6,719,428	$7,506,554

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness	$4,489,355	$5,209,747
Accounts payable and accrued liabilities	303,577	314,651
Total liabilities	4,792,932	5,524,398
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests:
Redeemable noncontrolling partnership interests	32,271	34,379
Redeemable noncontrolling preferred joint venture interest	423,834	423,834
Total redeemable noncontrolling interests	456,105	458,213
Shareholders' equity:
Preferred Stock, $.01 par value, 15,000,000 shares authorized:
7.75% Series C Cumulative Redeemable Preferred Stock, 460,000 shares outstanding	5	5
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding	18	18
Common Stock, $.01 par value, 350,000,000 shares authorized, 148,364,037 and 147,923,707 issued and outstanding in 2011 and 2010, respectively	1,484	1,479
Additional paid-in capital	1,657,927	1,657,507
Accumulated other comprehensive income	3,425	7,855
Dividends in excess of cumulative earnings	(399,581)	(366,526)
Total shareholders' equity	1,263,278	1,300,338
Noncontrolling interests	207,113	223,605
Total equity	1,470,391	1,523,943
	$6,719,428	$7,506,554

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
REVENUES:
Minimum rents	$680,801	$677,809	$681,689
Percentage rents	17,209	17,436	16,278
Other rents	22,576	22,671	20,601
Tenant reimbursements	304,956	309,592	318,704
Management, development and leasing fees	6,935	6,416	7,372
Other	34,863	29,258	28,311
Total revenues	1,067,340	1,063,182	1,072,955

OPERATING EXPENSES:
Property operating	154,047	149,021	158,778
Depreciation and amortization	275,261	284,072	304,005
Real estate taxes	93,857	96,621	95,104
Maintenance and repairs	57,098	56,469	55,994
General and administrative	44,751	43,383	41,010
Loss on impairment of real estate	55,761	1,156	109,211
Other	28,898	25,523	25,794
Total operating expenses	709,673	656,245	789,896
Income from operations	357,667	406,937	283,059
Interest and other income	2,589	3,873	5,210
Interest expense	(271,334)	(285,619)	(290,964)
Gain (loss) on extinguishment of debt	1,029	—	(601)
Gain (loss) on investments	—	888	(9,260)
Gain on sales of real estate assets	59,396	2,887	3,820
Equity in earnings (losses) of unconsolidated affiliates	6,138	(188)	5,489
Income tax benefit	269	6,417	1,222
Income (loss) from continuing operations	155,754	135,195	(2,025)
Operating income (loss) of discontinued operations	29,241	(37,404)	(5,023)
Gain (loss) on discontinued operations	(1)	379	(17)
Net income (loss)	184,994	98,170	(7,065)
Net (income) loss attributable to noncontrolling interests in:
Operating partnership	(25,841)	(11,018)	17,845
Other consolidated subsidiaries	(25,217)	(25,001)	(25,769)
Net income (loss) attributable to the Company	133,936	62,151	(14,989)
Preferred dividends	(42,376)	(32,619)	(21,818)
Net income (loss) attributable to common shareholders	$91,560	$29,532	$(36,807)

Basic per share data attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$0.46	$0.41	$(0.31)
Discontinued operations	0.16	(0.20)	(0.04)
Net income (loss) attributable to common shareholders	$0.62	$0.21	$(0.35)
Weighted average common shares outstanding	148,289	138,375	106,366

Diluted per share data attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$0.46	$0.41	$(0.31)
Discontinued operations	0.16	(0.20)	(0.04)
Net income (loss) attributable to common shareholders	$0.62	$0.21	$(0.35)
Weighted average common and potential dilutive common shares outstanding	148,334	138,416	106,366

Amounts attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$68,780	$56,497	$(33,413)
Discontinued operations	22,780	(26,965)	(3,394)
Net income (loss) attributable to common shareholders	$91,560	$29,532	$(36,807)
The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.
Consolidated Statements of Equity

(in thousands, except share data)		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Partnership Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2008	$18,393	$12	$664	$993,941	$(12,786)	$(193,307)	$788,524	$380,472	$1,168,996
Net income (loss)	5,609	—	—	—	—	(14,989)	(14,989)	(18,409)	(33,398)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	261	—	—	—	(29)	—	(29)	(400)	(429)
Unrealized gain on hedging instruments	609	—	—	—	8,494	—	8,494	3,511	12,005
Realized loss on foreign currency translation adjustment	3	—	—	—	37	—	37	25	62
Unrealized gain on foreign currency translation adjustment	487	—	—	—	4,775	—	4,775	1,680	6,455
Other comprehensive income (loss)	1,360						13,277	4,816	18,093
Dividends declared - common stock	—	—	—	—	—	(53,526)	(53,526)	—	(53,526)
Dividends declared - preferred stock	—	—	—	—	—	(21,818)	(21,818)	—	(21,818)
Issuance of 130,004 shares of common stock and restricted common stock	—	—	1	702	—	—	703	—	703
Issuance of 4,754,355 shares of common stock for dividend	—	—	48	14,691	—	—	14,739	—	14,739
Issuance of 66,630,000 shares of common stock in equity offering	—	—	666	381,157	—	—	381,823	—	381,823
Cancellation of 24,619 shares of restricted common stock	—	—	—	(121)	—	—	(121)	—	(121)
Accrual under deferred compensation arrangements	—	—	—	49	—	—	49	—	49
Amortization of deferred compensation	—	—	—	2,548	—	—	2,548	—	2,548
Additions to deferred financing costs	—	—	—	—	—	—	—	45	45
Transfer from noncontrolling interests to redeemable noncontrolling interests	82,970	—	—	—	—	—	—	(82,970)	(82,970)
Transfer from redeemable noncontrolling interests to noncontrolling interests	(73,051)	—	—	—	—	—	—	73,051	73,051
Distributions to noncontrolling interests	(14,064)	—	—	—	—	—	—	(50,015)	(50,015)
Purchase of noncontrolling interests in other consolidated subsidiaries	—	—	—	217	—	—	217	(717)	(500)
Issuance of noncontrolling interests for distribution	—	—	—	—	—	—	—	4,152	4,152
Adjustment for noncontrolling interests	(4,242)	—	—	12,184	—	—	12,184	(7,942)	4,242
Adjustment to record redeemable noncontrolling interests at redemption value	5,714	—	—	(5,714)	—	—	(5,714)	—	(5,714)
Balance, December 31, 2009	22,689	12	1,379	1,399,654	491	(283,640)	1,117,896	302,483	1,420,379
Net income	4,333	—	—	—	—	62,151	62,151	11,016	73,167
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	69	—	—	—	6,125	—	6,125	2,208	8,333
Realized loss on sale of marketable securities	1	—	—	—	84	—	84	29	113
Unrealized gain on hedging instruments	22	—	—	—	1,994	—	1,994	726	2,720
Net unrealized gain (loss) on foreign currency translation adjustment	(397)	—	—	—	(962)	—	(962)	1,203	241
Realized loss on foreign currency translation adjustment	1	—	—	—	123	—	123	45	168
Other comprehensive income (loss)	(304)						7,364	4,211	11,575
Issuance of 1,115,000 shares of preferred stock in equity offerings	—	11	—	229,336	—	—	229,347	—	229,347
Conversion of 9,807,013 operating partnership special common units to shares of common stock	—	—	98	56,240	—	—	56,338	(56,338)	—
Dividends declared - common stock	—	—	—	—	—	(112,418)	(112,418)	—	(112,418)
Dividends declared - preferred stock	—	—	—	—	—	(32,619)	(32,619)	—	(32,619)
Issuance of 130,367 shares of common stock and restricted common stock	—	—	1	213	—	—	214	—	214
Cancellation of 17,790 shares of restricted common stock	—	—	—	(175)	—	—	(175)	—	(175)
Exercise of stock options	—	—	1	1,455	—	—	1,456	—	1,456
Accrual under deferred compensation arrangements	—	—	—	41	—	—	41	—	41
Amortization of deferred compensation	—	—	—	2,211	—	—	2,211	—	2,211
Additions to deferred financing costs	—	—	—	—	—	—	—	34	34
Income tax effect of share-based compensation	(10)	—	—	(1,468)	—	—	(1,468)	(337)	(1,805)
Adjustment for noncontrolling interests	3,139	—	—	(15,572)	—	—	(15,572)	12,433	(3,139)
Adjustment to record redeemable noncontrolling interests at redemption value	14,428	—	—	(14,428)	—	—	(14,428)	—	(14,428)
Distributions to noncontrolling interests	(9,896)	—	—	—	—	—	—	(55,131)	(55,131)
Contributions from noncontrolling interests in Operating Partnership	—	—	—	—	—	—	—	5,234	5,234
Balance, December 31, 2010	$34,379	$23	$1,479	$1,657,507	$7,855	$(366,526)	$1,300,338	$223,605	$1,523,943

CBL & Associates Properties, Inc.
Consolidated Statements of Equity
(Continued)

(in thousands, except share data)		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Partnership Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2010	$34,379	$23	$1,479	$1,657,507	$7,855	$(366,526)	$1,300,338	$223,605	$1,523,943
Net income	4,940	—	—	—	—	133,936	133,936	25,473	159,409
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	(3)	—	—	—	(144)	—	(144)	(67)	(211)
Realized loss on sale of marketable securities	—	—	—	—	17	—	17	5	22
Unrealized loss on hedging instruments	(45)	—	—	—	(4,303)	—	(4,303)	(1,173)	(5,476)
Other comprehensive income (loss)	(48)						(4,430)	(1,235)	(5,665)
Conversion of 125,100 operating partnership special common units to shares of common stock	—	—	1	728	—	—	729	(729)	—
Dividends declared - common stock	—	—	—	—	—	(124,615)	(124,615)	—	(124,615)
Dividends declared - preferred stock	—	—	—	—	—	(42,376)	(42,376)	—	(42,376)
Issuance of 190,812 shares of common stock and restricted common stock	—	—	2	276	—	—	278	—	278
Cancellation of 16,082 shares of restricted common stock	—	—	—	(125)	—	—	(125)	—	(125)
Exercise of stock options	—	—	2	1,953	—	—	1,955	—	1,955
Accrual under deferred compensation arrangements	—	—	—	56	—	—	56	—	56
Amortization of deferred compensation	—	—	—	1,629	—	—	1,629	—	1,629
Adjustment for noncontrolling interests	3,005	—	—	(5,205)	—	—	(5,205)	2,200	(3,005)
Adjustment to record redeemable noncontrolling interests at redemption value	(1,108)	—	—	1,108	—	—	1,108	—	1,108
Distributions to noncontrolling interests	(8,897)	—	—	—	—	—	—	(44,239)	(44,239)
Contributions from noncontrolling interests in Operating Partnership	—	—	—	—	—	—	—	2,038	2,038
Balance, December 31, 2011	$32,271	$23	$1,484	$1,657,927	$3,425	$(399,581)	$1,263,278	$207,113	$1,470,391

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.
 Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$184,994	$98,170	$(7,065)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	276,370	291,772	312,505
Amortization of deferred finance costs and debt premiums (discounts)	10,239	7,414	1,570
Net amortization of intangible lease assets and liabilities	(906)	(1,384)	(5,046)
Gain on sales of real estate assets	(59,396)	(2,887)	(3,820)
Realized foreign currency loss	—	169	65
(Gain) loss on discontinued operations	1	(379)	17
Write-off of development projects	94	392	1,501
Share-based compensation expense	1,783	2,313	3,160
Income tax effect of share-based compensation	—	(1,815)	—
Net realized loss on sale of available-for-sale securities	22	114	—
Write-down of mortgage and other notes receivable	1,900	—	—
(Gain) loss on investments	—	(888)	9,260
Loss on impairment of real estate	58,729	40,240	114,862
Gain on extinguishment of debt	(32,463)	—	601
Equity in (earnings) losses of unconsolidated affiliates	(6,138)	188	(5,489)
Distributions of earnings from unconsolidated affiliates	9,586	4,959	12,665
Provision for doubtful accounts	1,743	2,891	5,000
Change in deferred tax accounts	(5,695)	2,031	1,170
Changes in:
Tenant and other receivables	(5,986)	(6,693)	803
Other assets	6,084	(1,215)	(3,435)
Accounts payable and accrued liabilities	875	(5,600)	(6,686)
Net cash provided by operating activities	441,836	429,792	431,638
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(216,879)	(143,586)	(229,732)
(Additions) reductions to restricted cash	(14,719)	20,987	30,938
(Additions) reductions to cash held in escrow	—	—	2,700
Purchase of partner's interest in unconsolidated affiliate	—	(15,773)	—
Purchase of noncontrolling interest in other consolidated subsidiaries	—	—	(500)
Proceeds from sales of real estate assets	244,647	138,614	11,826
Proceeds from sales of investments in unconsolidated affiliates	—	—	25,028
Additions to mortgage notes receivable	(15,173)	—	(975)
Payments received on mortgage notes receivable	7,479	1,609	20,769
Net purchases of available-for-sale securities	—	(9,610)	—
Additional investments in and advances to unconsolidated affiliates	(35,499)	(23,604)	(91,027)
Distributions in excess of equity in earnings of unconsolidated affiliates	17,907	31,776	77,245
Changes in other assets	(15,408)	(5,971)	(6,574)
Net cash used in investing activities	(27,645)	(5,558)	(160,302)

CBL & Associates Properties, Inc.
 Consolidated Statements of Cash Flows
(In thousands)
(Continued)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$1,933,770	$893,378	$686,764
Principal payments on mortgage and other indebtedness	(2,086,461)	(1,336,436)	(1,159,321)
Additions to deferred financing costs	(19,629)	(4,855)	(20,377)
Proceeds from issuances of common stock	179	153	381,985
Proceeds from issuances of preferred stock	—	229,347	—
Proceeds from exercises of stock options	1,955	1,456	—
Income tax effect of share-based compensation	—	1,815	—
Contributions from noncontrolling interests	2,079	5,234	—
Distributions to noncontrolling interests	(75,468)	(86,093)	(86,607)
Dividends paid to holders of preferred stock	(42,376)	(35,670)	(21,819)
Dividends paid to common shareholders	(123,044)	(89,729)	(56,459)
Net cash used in financing activities	(408,995)	(421,400)	(275,834)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	—	—	1,333
NET CHANGE IN CASH AND CASH EQUIVALENTS	5,196	2,834	(3,165)
CASH AND CASH EQUIVALENTS, beginning of period	50,896	48,062	51,227
CASH AND CASH EQUIVALENTS, end of period	$56,092	$50,896	$48,062

The accompanying notes are an integral part of these consolidated statements.

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

CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the “Operating Partnership”). As of December 31, 2011, the Operating Partnership owned controlling interests in 74 regional malls/open-air centers, 29 associated centers (each located adjacent to a regional mall), eight community centers and 13 office buildings, including CBL’s corporate office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a variable interest entity.  The Operating Partnership owned non-controlling interests in ten regional malls/ open-air centers , three associated centers, five community centers and six office buildings. Because one or more of the other partners have substantive participating rights, the Operating Partnership does not control these partnerships and joint ventures and, accordingly, accounts for these investments using the equity method. The Operating Partnership had controlling interests in two community center expansions and two mall redevelopments under construction at December 31, 2011.  The Operating Partnership also holds options to acquire certain development properties owned by third parties.

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At December 31, 2011, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 76.9% limited partner interest for a combined interest held by CBL of 77.9%.

The noncontrolling interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively “CBL’s Predecessor”) and by affiliates of The Richard E. Jacobs Group, Inc. (“Jacobs”). CBL’s Predecessor contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993. Jacobs contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for limited partner interests when the Operating Partnership acquired the majority of Jacobs’ interests in 23 properties in January 2001 and the balance of such interests in February 2002. At December 31, 2011, CBL’s Predecessor owned a 9.8% limited partner interest, Jacobs owned a 6.9% limited partner interest and various third parties owned a 5.4% limited partner interest in the Operating Partnership.  CBL’s Predecessor also owned 7.4 million shares of CBL’s common stock at December 31, 2011, for a combined effective interest of 13.7% in the Operating Partnership.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  All intercompany transactions have been eliminated.

Certain historical amounts have been reclassified to conform to the current year presentation.  The financial results of certain Properties are reported as discontinued operations in the consolidated financial statements.  Except where noted, the information presented in the Notes to Consolidated Financial Statements excludes discontinued operations.

In 2011, the Company determined that certain impairment charges recorded in 2010 and 2009 were inappropriately classified in continuing operations rather than being reclassified to discontinued operations along with the other operating results of those properties after the properties were sold.

In 2011, the Company recorded an accounting adjustment to its 2010 and 2009 financial statements to correct these misstatements. The accounting adjustment resulted in increases in income from continuing operations of $13,649 and $5,651 in 2010 and 2009, respectively, as well as a corresponding decrease in operating income from discontinued operations of $13,649 and $5,651 in 2010 and 2009, respectively. There was no impact on net income (loss) or net income (loss) attributable to common shareholders for 2010 and 2009.

We believe that the accounting adjustments described above, when considered individually or in the aggregate, are not material to the Company's consolidated financial statements for the years ended December 31, 2010 or 2009. In making this assessment, the Company has considered qualitative and quantitative factors, including the impact to the individual financial statement captions impacted for each period presented.

The Company has evaluated subsequent events through the date of issuance of these financial statements.  See Note 20 for further discussion.

Accounting Guidance Adopted

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 provides that significant transfers in or out of measurements classified as Levels 1 or 2 should be disclosed separately along with reasons for the transfers. Information regarding purchases, sales, issuances and settlements related to measurements classified as Level 3 are also to be presented separately. The guidance was effective for interim and annual periods beginning after December 15, 2009, excluding the provision relating to the rollforward of Level 3 activity which was effective for interim and annual periods beginning after December 15, 2010. The Company adopted the provisions of this guidance on January 1, 2010, except for the requirement related to Level 3 measurements, which the Company adopted January 1, 2011. The adoption of the remaining disclosure requirements of ASU 2010-06 did not have an impact on the Company's consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 requires entities to provide extensive new disclosures in their financial statements about their financing receivables, including credit risk exposures and the allowance for credit losses. The new disclosures include information regarding credit quality, impaired or modified receivables, non-accrual or past due receivables and activity related to modified receivables and the allowance for credit losses. The guidance was effective for interim and annual reporting periods ending on or after December 15, 2010, with the exception of the activity disclosures, which were effective for interim and annual reporting periods beginning on or after December 15, 2010. In January 2011, the FASB issued ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU 2011-01”). ASU 2011-01 delayed immediately the effective date for disclosures prescribed by ASU 2010-20 that relate to troubled debt restructurings. The adoption of the non-deferred disclosures prescribed by ASU 2010-20 did not have an impact on the Company's consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”). ASU 2011-02 provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. A provision in ASU 2011-02 also ends the FASB's deferral of the additional disclosures about troubled debt restructurings as required by ASU 2010-20, which had previously been deferred by ASU 2011-01. For public entities, the guidance was effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying this guidance, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.

Accounting Pronouncements Not Yet Effective

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The objective of ASU 2011-04 is to align fair value measurements and related disclosure requirements under GAAP and International Financial Reporting Standards (“IFRSs”), thus improving the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. For public entities, this guidance is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. The adoption of ASU 2011-04 will not have a material impact on the Company's consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). The objective of this accounting update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements of net income and other comprehensive income. For public entities, this guidance is effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). This guidance defers the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. Other requirements of ASU 2011-05 are not affected by ASU 2011-12. The guidance in ASU 2011-12 is effective at the same time as ASU 2011-05 so that entities will not be required to comply with the presentation requirements in ASU 2011-05 that ASU 2011-12 is deferring. While the adoption of ASU 2011-05 will change the presentation format of the Company's consolidated financial statements, it will not have an impact on the amounts reported in those statements.

In December 2011, the FASB issued ASU No. 2011-10, Derecognition of in Substance Real Estate - a Scope Clarification (“ASU 2011-10”). This guidance applies to the derecognition of in substance real estate when the parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate because of a default by the subsidiary on its nonrecourse debt. Under ASU 2011-10, the reporting entity should apply the guidance in Accounting Standards Codification ("ASC") 360-20, Property, Plant and Equipment - Real Estate Sales, to determine whether it should derecognize the in substance real estate. Generally, the requirements to derecognize in substance real estate would not be met before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. Thus, even if the reporting entity ceases to have a controlling financial interest under ASC 810-10, Consolidation - Overall, it would continue to include the real estate, debt, and the results of the subsidiary's operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. ASU 2011-10 should be applied on a prospective basis to deconsolidation events occurring after the effective date. For public companies, this guidance is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. Early adoption is permitted. The Company is currently assessing the potential impact of the adoption of this guidance on its consolidated financial statements.

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

The Company’s acquired intangibles and their balance sheet classifications as of December 31, 2011 and 2010, are summarized as follows:

	December 31, 2011		December 31, 2010
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible lease assets and other assets:
Above-market leases	$55,642	$(33,954)	$69,405	$(37,425)
In-place leases	54,838	(36,753)	68,770	(41,454)
Tenant relationships	—	(651)	56,803	(12,334)
Accounts payable and accrued liabilities:
Below-market leases	66,627	(51,755)	97,999	(66,370)

These intangibles are related to specific tenant leases.  Should a termination occur earlier than the date indicated in the lease, the related intangible assets or liabilities, if any, related to the lease are recorded as expense or income, as applicable.  The decrease in net carrying value of acquired intangibles from December 31, 2010 to December 31, 2011 was primarily due to the deconsolidation of Oak Park Mall and West County Center in connection with the formation of CBL/T-C, LLC, a joint venture with TIAA-CREF described in Note 5. The total net amortization expense of the above acquired intangibles was $6,677, $7,748 and $7,146 in 2011, 2010 and 2009, respectively.  The estimated total net amortization expense for the next five succeeding years is $4,700 in 2012, $3,545 in 2013, $3,137 in 2014, $2,702 in 2015 and $2,260 in 2016.

Total interest expense capitalized was $4,955, $3,334 and $6,807 in 2011, 2010 and 2009, respectively.

Carrying Value of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances warrant such a review.  The carrying value of a long-lived asset is considered impaired when its estimated future undiscounted cash flows are less than its carrying value. The Company estimates fair value using the undiscounted cash flows expected to be generated by each Property, which are based on a number of assumptions such as leasing expectations, operating budgets, estimated useful lives, future maintenance expenditures, intent to hold for use and capitalization rates. If it is determined that impairment has occurred, the amount of the impairment charge is equal to the excess of the asset’s carrying value over its estimated fair value.    These assumptions are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates and costs to operate each Property.  As these factors are difficult to predict and are subject to future events that may alter the assumptions used, the future cash flows estimated in the Company’s impairment analyses may not be achieved.
The Company recorded a non-cash impairment of real estate in the fourth quarter of 2011 related to Oak Hollow Square in High Point, NC. This community center was classified as held for sale at December 31, 2011 and the Company recorded a non-cash impairment of real estate of $729 to write down the book value to the expected net sales price. The loss on impairment is recorded in discontinued operations in 2011. As described in Note 20, Oak Hollow Square was sold subsequent to December 31, 2011.

The Company recorded a non-cash impairment of real estate of $50,683 in the third quarter of 2011 related to Columbia Place in Columbia, SC, to write-down the depreciated book value as of September 30, 2011 from $56,746 to an estimated fair value of $6,063 as of the same date. Columbia Place has experienced declining cash flows as a result of changes in property-specific market conditions, which were further exacerbated by recent economic conditions, that have negatively impacted leasing activity and occupancy.

The Company recorded an impairment of real estate of $622 related to an outparcel that was sold in September 2011 for net proceeds after selling costs of $1,477, which was less than its carrying amount of $2,099.

The Company recorded a non-cash impairment of real estate of $4,457 in the second quarter of 2011 related to Settlers Ridge - Phase II in Robinson Township, PA, which was under construction at the time.  The development is expected to be sold upon completion and stabilization and the loss was recorded to write down the carrying value of the Property to its estimated fair value. The fair value was estimated using the expected sales price and the projected book value of the completed Property.

The revenues of Columbia Place and Settlers Ridge - Phase II accounted for less than 1.0% of total consolidated revenues for the year ended December 31, 2011. Columbia Place and Settlers Ridge -Phase II are included in the "Community Centers" and "Malls" segments, respectively. A reconciliation of each Property's carrying value for the year ended December 31, 2011 is as follows:

	Columbia Place	Settlers Ridge (Phase II)	Total
Beginning carrying value, January 1, 2011	$58,207	$12,461	$70,668
Capital expenditures	142	8,850	8,992
Depreciation expense	(1,525)	(270)	(1,795)
Loss on impairment of real estate	(50,683)	(4,457)	(55,140)
Ending carrying value, December 31, 2011	$6,141	$16,584	$22,725

In February 2011, we incurred a loss on impairment of real estate assets of $2,746 related to the disposition of Oak Hollow Mall in High Point, NC, to write down the book value of the Property to the net sales price.  The loss on impairment is recorded in discontinued operations. As of June 30, 2010, the Company recorded a loss on impairment of real estate of $25,435 to write down the depreciated book value of Oak Hollow Mall to its then estimated fair value. A reconciliation of the Property’s carrying value for the year ended December 31, 2010 is as follows:

Oak Hollow Mall
Beginning carrying value, January 1, 2010	$37,287
Capital expenditures	516
Depreciation expense	(1,065)
Loss on impairment of real estate	(25,435)
Ending carrying value, December 31, 2010	$11,303

Oak Hollow Mall generated insufficient income levels to cover the debt service on its fixed-rate non-recourse loan.  The lender on the loan received the net operating cash flows of the Property each month in lieu of scheduled monthly mortgage payments.  The Company sold this Property in February 2011. Net proceeds from the sale were used to retire the outstanding principal balance and accrued interest of $40,281 on the non-recourse loan secured by the property in accordance with the lender’s agreement to modify the outstanding principal balance and accrued interest to equal the net sales price for the property and, as a result, the Company recorded a gain on the extinguishment of debt of $31,434 in the first quarter of 2011. The gain on extinguishment is included in discontinued operations.

In December 2010, the Company incurred a loss on impairment of real estate assets of $12,363 due to a loss related to the sale of Milford Marketplace in Milford, CT, and the conveyance of ownership interest in phase I of Settlers Ridge in Robinson Township, PA, a loss of $1,286 attributable to the sale of Lakeview Pointe in Stillwater, OK, and a loss of $1,156 related to the sale of a parcel of land.

At December 31, 2009, it was determined that write-downs of the depreciated book values of three shopping centers to their estimated fair values was necessary, resulting in a non-cash loss on impairment of real estate assets of $114,862 for the year ended December 31, 2009.  The affected shopping centers included Hickory Hollow Mall in Nashville (Antioch), TN, Pemberton Square in Vicksburg, MS, and Towne Mall in Franklin, OH, each of which was included in the “Malls” segment.  Revenues of these shopping centers combined for the year ended December 31, 2009 accounted for approximately 1.0% of total consolidated revenues for 2009.  A reconciliation of the shopping centers’ carrying values for the year ended December 31, 2009 is as follows:

	Hickory Hollow Mall	Pemberton Square	Towne Mall	Total
Beginning carrying value, January 1, 2009	$110,794	$7,338	$16,197	$134,329
Capital expenditures	168	146	24	338
Depreciation expense	(3,566)	(389)	(462)	(4,417)
Other	—	(14)	—	(14)
Loss on impairment of real estate	(94,879)	(5,651)	(14,332)	(114,862)
Ending carrying value, December 31, 2009	$12,517	$1,430	$1,427	$15,374

Hickory Hollow Mall experienced declining income as a result of changes in the property-specific market conditions as well as increasing retail competition.  Those declines were further exacerbated by poor economic conditions.  As a result of the estimate of projected future cash flows, the Company determined that a write-down of the depreciated book value from $107,396 to an estimated fair value of $12,517 was appropriate.  Hickory Hollow Mall generates insufficient income levels to cover the debt service on its fixed-rate recourse loan that had a balance of $25,058 as of December 31, 2011.  The Company retired this loan in February 2012.

Pemberton Square and Towne Mall also experienced declining property-specific market conditions.  Due to uncertainty regarding the timing and approval of potential redevelopment projects to maximize the Properties’ cash flow positions, the Company determined that it was appropriate to write down Pemberton Square's depreciated book value of $7,081 to an estimated fair value of $1,430 as of December 31, 2009 and Towne Mall's depreciated book value of $15,759 to an estimated fair value of $1,427 as of December 31, 2009.  Towne Mall was unencumbered.  Pemberton Square was sold in October 2010.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents.

Restricted Cash

Restricted cash of $41,817 and $30,158 was included in intangible lease assets and other assets at December 31, 2011 and 2010, respectively.  Restricted cash consists primarily of cash held in escrow accounts for debt service, insurance, real estate taxes, capital improvements and deferred maintenance as required by the terms of certain mortgage notes payable, as well as contributions from tenants to be used for future marketing activities.  The Company’s restricted cash included $117 as of December 31, 2011 and 2010, and $13,689 as of December 31, 2009, related to funds held in a trust account for certain construction costs associated with one of our developments.  Of the $13,689 held in trust as of December 31, 2009, $1,080 was restricted for use in retiring public bonds included in mortgage notes and other indebtedness.

Allowance for Doubtful Accounts

The Company periodically performs a detailed review of amounts due from tenants to determine if accounts receivable balances are realizable based on factors affecting the collectibility of those balances. The Company’s estimate of the allowance for doubtful accounts requires management to exercise significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.  The Company recorded a provision for doubtful accounts of $1,743, $2,712 and $5,132 for 2011, 2010 and 2009, respectively.

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

Any differences between the cost of the Company’s investment in an unconsolidated affiliate and its underlying equity as reflected in the unconsolidated affiliate’s financial statements generally result from costs of the Company’s investment that are not reflected on the unconsolidated affiliate’s financial statements, capitalized interest on its investment and the Company’s share of development and leasing fees that are paid by the unconsolidated affiliate to the Company for development and leasing services provided to the unconsolidated affiliate during any development periods. At December 31, 2011 and 2010, the net difference between the Company’s investment in unconsolidated affiliates and the underlying equity of unconsolidated affiliates was $2,456 and $4,384, respectively, which is generally amortized over a period of 40 years.

On a periodic basis, the Company assesses whether there are any indicators that the fair value of the Company's investments in unconsolidated affiliates may be impaired. An investment is impaired only if the Company’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment. The Company's estimates of fair value for each investment are based on a number of assumptions that are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates, and operating costs. As these factors are difficult to predict and are subject to future events that may alter the Company’s assumptions, the fair values estimated in the impairment analyses may not be realized.

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

No impairments of investments in unconsolidated affiliates were recorded in 2011 and 2010.  See Note 5 for further discussion.

Deferred Financing Costs

Net deferred financing costs of $27,674 and $18,257 were included in intangible lease assets and other assets at December 31, 2011 and 2010, respectively. Deferred financing costs include fees and costs incurred to obtain financing and are amortized on a straight-line basis to interest expense over the terms of the related indebtedness. Amortization expense was $13,071, $12,361 and $8,435 in 2011, 2010 and 2009, respectively. Accumulated amortization was $17,781 and $18,545 as of December 31, 2011 and 2010, respectively.

Marketable Securities

Intangible lease assets and other assets include marketable securities consisting of corporate equity securities, mortgage / asset-backed securities, mutual funds and bonds that are classified as available for sale. Unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of accumulated other comprehensive income (loss) in redeemable noncontrolling interests, shareholders’ equity and noncontrolling interests. Realized gains and losses are recorded in other income. Gains or losses on securities sold are based on the specific identification method.  The Company recognized net realized losses on sales of available-for-sale securities of $22 and $114 in 2011 and 2010, respectively.  There were no realized gains or losses on sales of available-for-sale securities during 2009.

If a decline in the value of an investment is deemed to be other than temporary, the investment is written down to fair value and an impairment loss is recognized in the current period to the extent of the decline in value. In determining when a decline in fair value below cost of an investment in marketable securities is other than temporary, the following factors, among others, are evaluated:

•	The probability of recovery.

•	The Company’s ability and intent to retain the security for a sufficient period of time for it to recover.

•	The significance of the decline in value.

•	The time period during which there has been a significant decline in value.

•	Current and future business prospects and trends of earnings.

•	Relevant industry conditions and trends relative to their historical cycles.

•	Market conditions.

There were no other-than-temporary impairments of marketable equity securities incurred during 2011, 2010 and 2009.

The following is a summary of the equity securities held by the Company as of December 31, 2011 and 2010:

		Gross Unrealized
	Adjusted Cost	Gains	Losses	Fair Value
December 31, 2011:
Common stocks	$4,207	$9,480	$(5)	$13,682
Mutual funds	928	23	—	951
Mortgage/asset-backed securities	1,717	10	(4)	1,723
Government and government sponsored entities	15,058	45	(1,542)	13,561
Corporate bonds	636	26	—	662
International bonds	33	1	—	34
	$22,579	$9,585	$(1,551)	$30,613

December 31, 2010:
Common stocks	$4,207	$8,347	$(4)	$12,550
Mutual funds	5,318	37	(39)	5,316
Mortgage/asset-backed securities	1,571	—	(6)	1,565
Government and government sponsored entities	1,864	8	(11)	1,861
Corporate bonds	710	18	—	728
International bonds	32	—	—	32
	$13,702	$8,410	$(60)	$22,052

Common stocks with a fair value of $7 and a gross unrealized loss of $4 as of December 31, 2011 have been in a gross unrealized loss position for twelve months or greater.  All other investments with a gross unrealized loss have been in a gross unrealized loss position for less than twelve months.

Interest Rate Hedging Instruments

The Company recognizes its derivative financial instruments in either accounts payable and accrued liabilities or intangible lease assets and other assets, as applicable, in the consolidated balance sheets and measures those instruments at fair value.  The accounting for changes in the fair value (i.e., gain or loss) of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. To qualify as a hedging instrument, a derivative must pass prescribed effectiveness tests, performed quarterly using both qualitative and quantitative methods. The Company has entered into derivative agreements as of December 31, 2011 and 2010 that qualify as hedging instruments and were designated, based upon the exposure being hedged, as cash flow hedges.  The fair value of these cash flow hedges as of December 31, 2011 and 2010 was $(5,617) and $3, respectively.  To the extent they are effective, changes in the fair values of cash flow hedges are reported in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. The ineffective portion of the hedge, if any, is recognized in current earnings during the period of change in fair value. The gain or loss on the termination of an effective cash flow hedge is reported in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged item affects earnings.  The Company also assesses the credit risk that the counterparty will not perform according to the terms of the contract.

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

The Company receives reimbursements from tenants for real estate taxes, insurance, common area maintenance, and other recoverable operating expenses as provided in the lease agreements.  Tenant reimbursements are recognized when earned in accordance with the tenant lease agreements.  Tenant reimbursements related to certain capital expenditures are billed to tenants over periods of 5 to 15 years and are recognized as revenue in accordance with underlying lease terms.

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

As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State tax expense was $4,091, $4,456 and $5,634 during 2011, 2010 and 2009, respectively.

The Company has also elected taxable REIT subsidiary status for some of its subsidiaries. This enables the Company to receive income and provide services that would otherwise be impermissible for REITs. For these entities, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset may not be realized. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income or expense, as applicable.  The Company recorded an income tax benefit of $269, $6,417, and $1,222 in 2011, 2010, and 2009 respectively. The income tax benefit in 2011 consisted of a current income tax provision of $5,426 and a deferred income tax benefit of $5,695.  The income tax benefit in 2010 consisted of a current income tax benefit of $8,448 and a deferred income tax provision of $2,031.  The income tax benefit in 2009 consisted of a current income tax provision of $980 and a deferred income tax benefit of $2,202,

The Company had a net deferred tax asset of $8,012 and $7,074 at December 31, 2011 and 2010, respectively. The net deferred tax asset at December 31, 2011 and 2010 is included in intangible lease assets and other assets and primarily consisted of operating expense accruals and differences between book and tax depreciation.  As of December 31, 2011, tax years that generally remain subject to examination by the Company’s major tax jurisdictions include 2008, 2009 and 2010.

The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its statement of operations.  In addition, any interest incurred on tax assessments is reported as interest expense.  The Company reported nominal interest and penalty amounts in 2011, 2010 and 2009.

Concentration of Credit Risk

The Company’s tenants include national, regional and local retailers. Financial instruments that subject the Company to concentrations of credit risk consist primarily of tenant receivables. The Company generally does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of tenants.

The Company derives a substantial portion of its rental income from various national and regional retail companies; however, no single tenant collectively accounted for more than 3.3% of the Company’s total revenues in 2011, 2010 or 2009.

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

The following summarizes the impact of potential dilutive common shares on the denominator used to compute earnings per share:

	Year Ended December 31,
	2011	2010	2009
Denominator – basic earnings per share	148,289	138,375	106,366
Stock Options	3	2	—
Deemed shares related to deferred compensation arrangements	42	39	—
Denominator – diluted earnings per share	148,334	138,416	106,366

Stock options of 23, 61, and 504 shares for the years ended December 31, 2011, 2010, and 2009, respectively, were excluded from the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive. Because the Company incurred net losses during the year ended December 31, 2009, there are no potentially dilutive shares recognized in the number of diluted weighted average shares for EPS purposes due to their anti-dilutive nature.  Had the Company reported net income for 2009, the denominator for diluted earnings per share would have been 106,403, including 37 shares for the dilutive effect of deemed shares related to deferred compensation arrangements.

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

	Year Ended December 31,
	2011	2010	2009
Net income (loss)	$184,994	$98,170	$(7,065)
Other comprehensive income (loss):
Net unrealized gain (loss) on hedging agreements	(5,521)	2,742	12,614
Net unrealized gain (loss) on available-for-sale securities	(214)	8,402	(168)
Realized loss on sale of marketable securities	22	114	—
Realized loss on foreign currency translation adjustment	—	169	65
Net unrealized gain (loss) on foreign currency translation adjustment	—	(156)	6,942
Total other comprehensive income (loss)	(5,713)	11,271	19,453
Comprehensive income	$179,281	$109,441	$12,388

The components of accumulated other comprehensive income (loss) as of December 31, 2011 and 2010 are as follows:

	December 31, 2011
	As reported in:
	Redeemable Noncontrolling Interests	Shareholders' Equity	Noncontrolling Interests	Total
Net unrealized gain (loss) on hedging agreements	$377	$(2,628)	$(3,488)	$(5,739)
Net unrealized gain on available-for-sale securities	328	6,053	1,775	8,156
Accumulated other comprehensive income (loss)	$705	$3,425	$(1,713)	$2,417

	December 31, 2010
	As reported in:
	Redeemable Noncontrolling Interests	Shareholders' Equity	Noncontrolling Interests	Total
Net unrealized gain (loss) on hedging agreements	$422	$1,675	$(2,315)	$(218)
Net unrealized gain on available-for-sale securities	331	6,180	1,837	8,348
Accumulated other comprehensive income (loss)	$753	$7,855	$(478)	$8,130

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
2011 Acquisitions
On September 30, 2011, the Company purchased Northgate Mall located in Chattanooga, TN, for a total cash purchase price of $11,500 plus transaction costs of $672. The results of operations of Northgate Mall are included in the consolidated financial statements beginning on the date of acquisition. The following table summarizes the preliminary allocation of the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

Land	$2,330
Buildings and improvements	8,220
Above-market leases	2,030
In-place leases	1,570
Total assets	14,150
Below-market leases	(2,650)
Net assets acquired	$11,500

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

NOTE 4. DISCONTINUED OPERATIONS
In the fourth quarter of 2011, the Company determined that one community center met the criteria to be classified as held for sale as of December 31, 2011. The results of operations of this Property are included in discontinued operations for all periods presented.
In November 2011, the Company completed the sale of Westridge Square, located in Greensboro, NC, for a sales price of $26,125 less commissions and customary closing costs for a net sales price of $25,768. Proceeds from the sale of Westridge Square were used to reduce the outstanding borrowings on the unsecured term facility used to acquire the Starmount Properties. Subsequent to December 31, 2011, the Company entered into a contract for the sale of Oak Hollow Square in High Point, NC. See Note 20 for additional information related to this sale.  The results of operations of these Properties are included in discontinued operations for all periods presented.
In February 2011, the Company completed the sale of Oak Hollow Mall in High Point, NC, for a gross sales price of $9,000. Net proceeds from the sale were used to retire the outstanding principal balance and accrued interest of $40,281 on the non-recourse loan secured by the Property in accordance with the lender’s agreement to modify the outstanding principal balance and accrued interest to equal the net sales price for the Property and, as a result, the Company recorded a gain on the extinguishment of debt of $31,434 in the first quarter of 2011. The Company also recorded a loss on impairment of real estate in the first quarter of 2011 of $2,746 to write down the book value of the Property to the net sales price. As of June 30, 2010, the Company recorded a loss on impairment of real estate of $25,435 related to the Property to write down its depreciated book value to its then estimated fair value. The results of operations of this Property, the gain on extinguishment of debt and the losses on impairment of real estate are reflected in discontinued operations for all periods presented.
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
Total revenues of the centers described above that are included in discontinued operations were $896, $19,817 and $13,517 in 2011, 2010 and 2009, respectively.  The total carrying values of net investment in real estate assets and mortgage and other indebtedness at the time of sale for the centers sold during 2011 were $37,278 and $39,484, respectively.  There were no centers sold during 2009.  Discontinued operations for the years ended December 31, 2011, 2010 and 2009 also include true-ups of estimated expense to actual amounts for Properties sold during previous years.

NOTE 5. UNCONSOLIDATED AFFILIATES AND COST METHOD INVESTMENTS

Unconsolidated Affiliates

At December 31, 2011, the Company had investments in the following 17 entities, which are accounted for using the equity method of accounting:

Joint Venture	Property Name	Company's Interest
CBL/T-C, LLC	CoolSprings Galleria, Oak Park Mall, West County Center and Pearland Town Center	60.3%
CBL-TRS Joint Venture, LLC	Friendly Center, The Shops at Friendly Center and a portfolio of six office buildings	50.0%
CBL-TRS Joint Venture II, LLC	Renaissance Center	50.0%
Governor’s Square IB	Governor’s Plaza	50.0%
Governor’s Square Company	Governor’s Square	47.5%
High Pointe Commons, LP	High Pointe Commons	50.0%
High Pointe Commons II-HAP, LP	High Pointe Commons - Christmas Tree Shop	50.0%
Imperial Valley Mall L.P.	Imperial Valley Mall	60.0%
Imperial Valley Peripheral L.P.	Imperial Valley Mall (vacant land)	60.0%
JG Gulf Coast Town Center LLC	Gulf Coast Town Center	50.0%
Kentucky Oaks Mall Company	Kentucky Oaks Mall	50.0%
Mall of South Carolina L.P.	Coastal Grand—Myrtle Beach	50.0%
Mall of South Carolina Outparcel L.P.	Coastal Grand—Myrtle Beach (Coastal Grand Crossing and vacant land)	50.0%
Port Orange I, LLC	The Pavilion at Port Orange Phase I	50.0%
Triangle Town Member LLC	Triangle Town Center, Triangle Town Commons and Triangle Town Place	50.0%
West Melbourne I, LLC	Hammock Landing Phases I and II	50.0%
York Town Center, LP	York Town Center	50.0%

Although the Company has majority ownership of certain of these joint ventures, it has evaluated these investments and concluded that the other partners or owners in these joint ventures have substantive participating rights, such as approvals of:

•	the pro forma for the development and construction of the project and any material deviations or modifications thereto;

•	the site plan and any material deviations or modifications thereto;

•	the conceptual design of the project and the initial plans and specifications for the project and any material deviations or modifications thereto;

•	any acquisition/construction loans or any permanent financings/refinancings;

•	the annual operating budgets and any material deviations or modifications thereto;

•	the initial leasing plan and leasing parameters and any material deviations or modifications thereto; and

•	any material acquisitions or dispositions with respect to the project.
As a result of the joint control over these joint ventures, the Company accounts for these investments using the equity method of accounting.

Condensed combined financial statement information of these unconsolidated affiliates is as follows:

	December 31,
	2011	2010
ASSETS:
Investment in real estate assets	2,239,160	1,288,921
Accumulated depreciation	(447,121)	(222,261)
	1,792,039	1,066,660
Construction in progress	19,640	18,273
Net investment in real estate assets	1,811,679	1,084,933
Other assets	190,465	111,271
Total assets	2,002,144	1,196,204

LIABILITIES:
Mortgage and other indebtedness	1,478,601	972,540
Other liabilities	51,818	27,793
Total liabilities	1,530,419	1,000,333
OWNERS' EQUITY:
The Company	267,136	136,594
Other investors	204,589	59,277
Total owners' equity	471,725	195,871
Total liabilities and owners’ equity	2,002,144	1,196,204

	Year Ended December 31,
	2011	2010 (1)	2009 (1)
Total revenues	$177,222	$154,078	$164,343
Depreciation and amortization	(58,538)	(53,951)	(51,084)
Other operating expenses	(53,417)	(48,723)	(56,223)
Income from operations	65,267	51,404	57,036
Interest income	1,420	1,112	1,333
Interest expense	(59,972)	(55,161)	(51,186)
Gain on sales of real estate assets	1,744	1,492	3,712
Income from discontinued operations	—	166	105
Net income (loss)	$8,459	$(987)	$11,000

(1) The income (loss) from discontinued operations related to Plaza del Sol, which was sold in June 2010, have been reflected as discontinued operations.

Debt on these Properties is non-recourse, excluding West Melbourne and Port Orange.   See Note 14 for a description of guarantees the Company has issued related to certain unconsolidated affiliates.

CBL/T-C, LLC

In October 2011, the Company entered into a joint venture, CBL/T-C, LLC ("CBL/T-C") with TIAA-CREF. The Company contributed its interests in CoolSprings Galleria and West County Center, as well as a partial interest in Oak Park Mall, and TIAA-CREF contributed cash of $222,242. The contributed interests were encumbered by a total of $359,334 in mortgage loans. CBL/T-C used a portion of the contributed cash to acquire Pearland Town Center and the remaining interest in Oak Park Mall from the Company for an aggregate purchase price, including transaction costs, of $381,730, consisting of $207,410 in cash and the assumption of a mortgage loan of $174,320. The Company received $5,526 of cash from CBL/T-C for reimbursement of pre-formation expenditures. The Company used $204,210 of the proceeds, net of closing costs and expenses, received from these transactions to repay outstanding borrowings on its $525 and $105 secured lines of credit.

The Company and TIAA-CREF each own a 50% interest with respect to the CoolSprings Galleria, Oak Park Mall and West County Center properties. The terms of the joint venture agreement provide that, with respect to these properties, voting rights, capital contributions and distributions of cash flows will be on a pari passu basis in accordance with ownership percentages. The Company and TIAA-CREF own 88% and 12% interests, respectively, of Pearland Town Center. The terms of the joint venture agreement provide that all major decisions, as defined, pertaining to Pearland Town Center require the approval of holders of 90% of the interests in Pearland Town Center and that capital contributions will be made on a pro rata basis in accordance with ownership percentages. The terms of the joint venture also provide that distributions of cash from Pearland Town Center will be made first to TIAA-CREF until it has received a preferred return equal to 8.0%, second to the Company until it has received a preferred return equal to 8.0% and then to the Company and TIAA-CREF pro rata according to ownership interests. Beginning on the second anniversary of CBL/T-C's formation, after TIAA-CREF receives its preferred return, TIAA-CREF will receive distributions until its aggregate unreturned contributions are reduced to $6,000, before any cash distributions are eligible to be made to the Company. Also beginning on the second anniversary of CBL/T-C's formation, after TIAA-CREF has received its preferred return and its unreturned contributions are reduced to $6,000, and after the Company receives its preferred return, all remaining cash distributions will be made to the Company until its aggregate unreturned contributions are reduced to $44,000. Once the Company's aggregate unreturned contributions are reduced to $44,000, all remaining distributions will be made to the Company and TIAA-CREF on a pro rata basis according to the ownership percentages.

The terms of the joint venture also provide that between the second and third anniversaries of CBL/T-C's formation, the Company may elect to purchase TIAA-CREF's interest in Pearland Town Center for a purchase price equal to the greater of (i) the fair value of TIAA-CREF's interest in Pearland Town Center as determined by an appraisal or (ii) TIAA-CREF's invested capital plus a preferred return equal to 8.0%.

The Company has accounted for the formation of CBL/T-C as the sale of a partial interest in the combined CoolSprings Galleria, Oak Park Mall and West County Center properties and recognized a gain on sale of real estate of $54,327, which includes the impact of a reserve for future capital expenditures that the Company must fund related to parking decks at West County Center in the amount of $26,439. The Company recorded its investment in CBL/T-C under the equity method of accounting at $116,397, which represented its combined remaining 50% cost basis in the CoolSprings Galleria, Oak Park Mall and West County Center properties.

The Company determined that CBL/T-C's interest in Pearland Town Center represents a variable interest in such specified assets of a variable interest entity and have accounted for the Pearland Town Center property separately from the combined CoolSprings Galleria, Oak Park Mall and West County Center properties discussed above. The Company determined that, because it has the option to acquire TIAA-CREF's interest in Pearland Town Center in the future, it did not qualify as a partial sale and therefore, has accounted for the $18,264 contributed by TIAA-CREF attributable to Pearland Town Center as a financing. This amount is included in mortgage and other indebtedness in the accompanying consolidated balance sheet. Under the financing method, the Company continues to account for Pearland Town Center on a consolidated basis.

Parkway Place L.P.

In October 2010, the Company acquired the remaining 50% interest in Parkway Place in Huntsville, AL, from its joint venture partner. The interest was acquired for total consideration of $38,775, which consisted of $17,831 in a combination of cash paid by the Company and a distribution from the joint venture to the joint venture partner and the assumption of the joint venture partner’s share of the loan secured by Parkway Place with a principal balance of $20,944 at the time of purchase.  The Company recognized a gain on investment of $888 upon acquisition related to the excess of the fair value of the Company’s existing investment over its carrying value at the time of purchase.  The results of operations of Parkway Place through the purchase date are included in the table above.  From the date of purchase, the results of operations of Parkway Place from the date of purchase are reflected on a consolidated basis.

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

CBL Macapa

In September 2008, the Company entered into a condominium partnership agreement with several individual investors to acquire a 60% interest in a new retail development in Macapa, Brazil.  In December 2009, the Company entered into an agreement to sell its 60% interest to one of the individual investors for a gross sales price of $1,263, less closing costs for a net sales price of $1,201.  The sale closed in March 2010.  Upon closing, the buyer paid $200 and gave the Company two notes receivable totaling $1,001, both with an interest rate of 10%, for the remaining balance of the purchase price.  There was no gain or loss on this sale.  On April 22, 2010, the buyer paid the first note of $300, due on April 23, 2010, plus applicable interest.  Upon maturity of the second note of $701, due on June 8, 2010, the buyer requested additional time for payment.  The Company and buyer agreed to revised terms regarding the second note of which the buyer pays monthly installments of $45 from July 2010 to June 2011, with a final balloon installment of $161 due in July 2011.  Interest on the revised note is payable at maturity. In late 2011, the Company agreed that if buyer repaid the outstanding principal balance of the note, then the accrued and unpaid interest would be forgiven. As of December 31, 2011, the buyer had paid $579 of the outstanding balance of $657. The Company had not recognized any of the accrued and unpaid interest as income due to the uncertainty that the amount would be collected.

Cost Method Investments

The Company owns a 6.2% noncontrolling interest in subsidiaries of Jinsheng Group (“Jinsheng”), an established mall operating and real estate development company located in Nanjing, China. As of December 31, 2011, Jinsheng owns controlling interests in 12 home furnishing shopping malls.

The Company also holds a secured convertible promissory note in exchange secured by 16,565,534 Series 2 Ordinary Shares of Jinsheng. The secured note is non-interest bearing and matures upon the earlier to occur of (i) January 22, 2012, (ii) the closing of the sale, transfer or other disposition of substantially all of Jinsheng’s assets, (iii) the closing of a merger or consolidation of Jinsheng or (iv) an event of default, as defined in the secured note. In lieu of the Company’s right to demand payment on the maturity date, the Company may, at its sole option, convert the outstanding amount of the secured note into 16,565,534 Series A-2 Preferred Shares of Jinsheng (which equates to a 2.275% ownership interest). Subsequent to December 31, 2011, the Company and Jinsheng amended the note to extend the Company's right to convert the outstanding amount of the secured note into the Series A-2 Preferred Shares to July 22, 2012, with an option to extend an additional six months to January 22, 2013. The amendment also provides that if Jinsheng should complete an initial public offering, the secured note will be converted into common shares of the public company immediately prior to the initial public offering. The Company can demand payment of the secured note at any time.

Jinsheng also granted the Company a warrant to acquire 5,461,165 Series A-3 Preferred Shares for $1,875. The warrant expired on January 22, 2010 and had no value.

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

As part of its investment review as of March 31, 2009, the Company determined that its noncontrolling interest in Jinsheng was impaired on an other-than-temporary basis due to a decline in expected future cash flows.  The decrease resulted from declining occupancy rates and sales due to the then downturn of the real estate market in China.  An impairment charge of $5,306 is recorded in the Company’s consolidated statement of operations for the year ended December 31, 2009 to reduce the carrying value of the Company’s cost-method investment to its estimated fair value.  The Company performed a quantitative and qualitative analysis of its noncontrolling investment as of December 31, 2011 and determined that the current balance of its investment is not impaired.  A rollforward of the cost-method portion of the Company’s noncontrolling interest for the year ended December 31, 2009 is as follows:

Balance at January 1, 2009	$10,125
Impairment loss recognized in earnings	(5,306)
Balance at December 31, 2009	$4,819

NOTE 6. MORTGAGE AND OTHER INDEBTEDNESS

Mortgage and other indebtedness consisted of the following:

	December 31, 2011		December 31, 2010
	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$3,656,243	5.55%	$3,664,293	5.85%
Recourse term loans on operating properties (2)	77,112	5.89%	30,449	6.00%
Total fixed-rate debt	3,733,355	5.54%	3,694,742	5.85%
Variable-rate debt:
Non-recourse term loans on operating properties	168,750	3.03%	114,625	3.61%
Recourse term loans on operating properties	124,439	2.29%	350,106	2.28%
Construction loans	25,921	3.25%	14,536	3.32%
Secured lines of credit	27,300	3.03%	598,244	3.38%
Unsecured term loans	409,590	1.67%	437,494	1.66%
Total variable-rate debt	756,000	2.18%	1,515,005	2.65%
Total	$4,489,355	4.99%	$5,209,747	4.92%

(1)	Weighted-average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.

(2)
The Company had four interest rate swaps on notional amounts totaling $117,700 as of December 31, 2011 related to its variable-rate loans on operating Properties to effectively fix the interest rates on the respective loans.  Therefore, these amounts are reflected in fixed-rate debt in 2011.

Non-recourse and recourse term loans include loans that are secured by Properties owned by the Company that have a net carrying value of $4,784,116 at December 31, 2011.

Secured Lines of Credit

The Company has three secured lines of credit that are used for mortgage retirement, working capital, construction and acquisition purposes, as well as issuances of letters of credit. Each of these lines is secured by mortgages on certain of the Company’s operating Properties. During the second and third quarters of 2011, the three secured facilities were modified to remove a floor of 1.50% on LIBOR. Pursuant to the terms of the modifications, borrowings under these secured lines of credit bear interest at LIBOR plus an applicable spread, ranging from 2.00% to 3.00%, based on the Company's leverage ratio. Without giving effect to actual LIBOR, the removal of the 1.50% floors and the reduction in the spreads resulted in a decrease in the interest rates on the $525,000 and $520,000 facilities of approximately 2.75% and on the $105,000 facility of approximately 2.50%, respectively. The Company also executed extensions on the maturity of each of the facilities. The three secured lines of credit had a weighted average interest rate of 3.03% at December 31, 2011. The Company also pays fees based on the amount of unused availability under its secured lines of credit at rates ranging from 0.15% to 0.35% of unused availability. The following summarizes certain information about the secured lines of credit as of December 31, 2011:

Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date
$105,000	$15,000		June 2013	N/A
525,000	—	(1)	February 2014	February 2015
520,000	12,300		April 2014	N/A
$1,150,000	$27,300
(1)    There was an additional $4,870 outstanding on this secured line of credit as of December 31, 2011 for letters of credit. Up to $50,000 of the capacity on this line can be used for letters of credit.

In October 2011, the Company retired a $133,884 term loan on Pearland Town Center and a $20,786 term loan on West County Center with borrowings from the $525,000 and $105,000 secured credit facilities.

The secured lines of credit are collateralized by 31 of the Company’s Properties, or certain parcels thereof, which had an aggregate net carrying value of $741,391 at December 31, 2011.

Unsecured Term Loans

The Company has an unsecured term loan that bears interest at LIBOR plus a margin ranging from 0.95% to 1.40%, based on the Company's leverage ratio. At December 31, 2011, the outstanding borrowings of $181,590 under this loan had a weighted average interest rate of 1.40%. The loan was obtained for the exclusive purpose of acquiring certain Properties from the Starmount Company or its affiliates. The Company completed its acquisition of these Properties in February 2008 and, as a result, no further draws can be made against the loan. The loan matured in November 2011 and the Company exercised its one-year extension option for an outside maturity date of November 2012. Net proceeds from a sale, or our share of excess proceeds from any refinancings, of any of the properties originally purchased with borrowings from this unsecured term loan must be used to pay down any remaining outstanding balance.

The Company has an unsecured term loan of $228,000 that bears interest at LIBOR plus a margin of 1.50% to 1.80% based on the Company’s leverage ratio, as defined in the loan agreement.  At December 31, 2011, the outstanding borrowings of $228,000 under the unsecured term loan had a weighted average interest rate of 1.88%.  The loan matures in April 2012 and has a one-year extension option, which is at the Company’s election, for an outside maturity date of April 2013.

Letters of Credit

At December 31, 2011, the Company had additional secured and unsecured lines of credit with a total commitment of $16,021 that can only be used for issuing letters of credit. The letters of credit outstanding under these lines of credit totaled $2,915 at December 31, 2011.

Fixed-Rate Debt

As of December 31, 2011, fixed-rate operating loans bear interest at stated rates ranging from 4.54% to 8.50%. Outstanding borrowings under fixed-rate loans include net unamortized debt premiums of $291 that were recorded when the Company assumed debt to acquire real estate assets that was at a net above-market interest rate compared to similar debt instruments at the date of acquisition. Fixed-rate loans generally provide for monthly payments of principal and/or interest and mature at various dates through September 2021, with a weighted average maturity of 4.68 years.

During the fourth quarter of 2011, the Company closed on a $140,000 ten-year non-recourse mortgage loan secured by Cross Creek Mall in Fayetteville, NC, which bears a fixed interest rate of 4.54%. The Company also closed on a $60,000 ten-year non-recourse CMBS loan with a fixed interest rate of 5.73% secured by The Outlet Shoppes at Oklahoma City in Oklahoma City, OK. Proceeds were used to retire existing loans with a principal balance of $56,823 and $39,274, respectively, and to pay down the Company's secured credit facilities.

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

During the second quarter of 2011, the Company closed on two separate ten-year, non-recourse mortgage loans totaling $277,000, including a $185,000 loan secured by Fayette Mall in Lexington, KY and a $92,000 loan secured by Mid Rivers Mall in St. Charles, MO. The loans bear interest at fixed rates of 5.42% and 5.88%, respectively. Proceeds were used to repay existing loans with principal balances of $84,733 and $74,748, respectively, and to pay down the Company’s $525,000 and $105,000 secured credit facilities. In addition, the Company retired a loan with a principal balance of $36,317 that was secured by Panama City Mall in Panama City, FL with borrowings from its $105,000 facility.

During the first quarter of 2011, the Company closed on five separate non-recourse mortgage loans totaling $268,905. These loans have ten-year terms and include a $95,000 loan secured by Parkdale Mall and Parkdale Crossing in Beaumont, TX; a $99,400 loan secured by Park Plaza in Little Rock, AR; a $44,100 loan secured by EastGate Mall in Cincinnati, OH; a $19,800 loan secured by Wausau Center in Wausau, WI; and a $10,605 loan secured by Hamilton Crossing in Chattanooga, TN. The loans bear interest at a weighted average fixed rate of 5.64% and are not cross-collateralized. Proceeds were used to pay down the Company's $525,000 secured credit facility.

Variable-Rate Debt

Recourse term loans for the Company’s operating Properties bear interest at variable interest rates indexed to the prime lending rate or LIBOR. At December 31, 2011, interest rates on such recourse loans varied from 1.30% to 4.50%. These loans mature at various dates from February 2012 to September 2016, with a weighted average maturity of 2.69 years, and have various extension options ranging from one to two years.

During the fourth quarter, the borrowing amount on a non-recourse loan secured by St. Clair Square in Fairview Heights, IL was increased from $69,375 to $125,000 and extended for a five-year period from December 2011 to December 2016, with a reduction in the interest rate to LIBOR plus 300 basis points. Additionally, The Company closed a $58,000 recourse mortgage loan secured by The Promenade in D'lberville, MS with a three-year initial term and two two-year extensions. The loan bears interest of 75% of LIBOR plus 175 basis points. The Company also closed on the extension of a $3.3 million loan secured by Phase II of Hammock Landing in West Melbourne, FL. The loan's maturity date was extended to November 2013 at its existing interest rate of LIBOR plus a margin of 2.00%.

During the first quarter of 2011, the Company closed on four separate loans totaling $120,165. These loans have five-year terms and include a $36,365 loan secured by Stroud Mall in Stroud, PA; a $58,100 loan secured by York Galleria in York, PA; a $12,100 loan secured by Gunbarrel Pointe in Chattanooga, TN; and a $13,600 loan secured by CoolSprings Crossing in Nashville, TN. These four loans have partial-recourse features totaling $7,540 at December 31, 2011 which decreases as the aggregate principal amount outstanding on the loans is amortized. The loans bear interest at LIBOR plus a margin of 2.40% and are not cross-collateralized. Proceeds were used to pay down the Company's $520,000 secured credit facility. The Company has interest rate swaps in place for the full term of each five-year loan to effectively fix the interest rates. As a result, these loans bear interest at a weighted average fixed rate of 4.57%. See Interest Rate Hedge Instruments below for additional information.

Covenants and Restrictions

The agreements to the secured lines of credit contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, and limitations on cash flow distributions.  The Company believes that it was in compliance with all covenants and restrictions at December 31, 2011. The following presents the Company's compliance with certain of the ratios as of December 31, 2011:

Ratio	Required	Actual
Debt to Gross Asset Value	< 65%	51.4%
Interest Coverage	> 1.75x	2.45x
Debt Service Coverage	> 1.50x	1.89x

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

Scheduled Principal Payments

As of December 31, 2011, the scheduled principal payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, including construction loans and lines of credit, are as follows:

2012	$1,029,059
2013	398,494
2014	225,824
2015	475,506
2016	680,003
Thereafter	1,680,178
4,489,064
Net unamortized premiums	291
$4,489,355

Of the $1,029,059 of scheduled principal payments in 2012, $549,507 relates to the maturing principal balances of 18 operating Property loans and $409,590 relates to the two unsecured term loans.  One maturing operating Property loan with a principal balance of $2,023 outstanding as of December 31, 2011 has an extension available at the Company’s option, leaving approximately $547,484 of loan maturities in 2012 that must be retired or refinanced.  Subsequent to December 31, 2011, the Company retired ten operating Property loans with an aggregate balance of $215,372 as of December 31, 2011.

The Company has extension options available, at its election, related to the maturities of the $520,000 secured credit facility and the two unsecured term loans.  The Company’s $520,000 credit facility is currently secured by several operating Properties or parcels thereof.  The Company is in process of obtaining property-specific, non-recourse loans for the majority of these Properties. The $520,000 secured credit facility may be used to retire loans maturing in 2012, as well as to provide additional flexibility for liquidity purposes.

See Note 20 for further information regarding the non-recourse mortgage loan secured by Columbia Place located in Columbia, SC.

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

During the first quarter of 2011, the Company entered into four pay fixed/receive variable interest rate swaps with an initial aggregate notional amount of $120,165 (amortizing to $100,009) to hedge the interest rate risk exposure on the borrowings on four of its operating properties equal to the aggregate swap notional amount.  These interest rate swaps hedge the risk of changes in cash flows on the Company's designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt.  The interest rate swaps effectively fix the interest payments on the portion of debt principal corresponding to the swap notional amount at a weighted average rate of 4.57%.

Also during the first quarter of 2011, the Company entered into an interest rate cap agreement with an initial notional amount of $64,265 (amortizing to $63,555) to hedge the risk of changes in cash flows on the letter of credit supporting certain bonds related to one of its operating properties equal to the then-outstanding cap notional. this interest rate cap agreement terminated in December 2011 when the related debt obligation was refinanced.

As of December 31, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Cap	1	$69,375
Interest Rate Swaps	4	$117,700

The following tables provide further information relating to the Company’s interest rate derivatives that were designated as cash flow hedges of interest rate risk as of December 31, 2011 and 2010:

Instrument Type	Location in Consolidated Balance Sheet	Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 12/31/11	Fair Value at 12/31/10	Maturity Date
Cap	Intangible lease assets and other assets	$69,375	3-month LIBOR	3.000%	$—	$3	Jan 2012
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 56,905 (amortizing to $48,337)	1-month LIBOR	2.149%	(2,674)	—	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 35,621 (amortizing to $30,276)	1-month LIBOR	2.187%	(1,725)	—	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 13,320 (amortizing to $11,313)	1-month LIBOR	2.142%	(622)	—	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 11,854 (amortizing to $10,083)	1-month LIBOR	2.236%	(596)	—	Apr 2016

Hedging Instrument	Gain (Loss) Recognized in OCI/L (Effective Portion)			Location of Losses Reclassified from AOCI/L into Earnings (Effective Portion)	Gain (Loss) Recognized in Earnings (Effective Portion)			Location of Gain (Loss) Recognized in Earnings (Ineffective Portion)	Gain (Loss) Recognized in Earnings (Ineffective Portion)
	2011	2010	2009		2011	2010	2009		2011	2010	2009
Interest rate contracts	$(5,740)	$2,742	$12,614	Interest Expense	$(1,904)	$(2,883)	$(16,915)	Interest Expense	$—	$23	$38

As of December 31, 2011, the Company expects to reclassify approximately $1,927 of losses currently reported in accumulated other comprehensive income to interest expense within the next twelve months due to the amortization of its outstanding interest rate contracts.  Fluctuations in fair values of these derivatives between December 31, 2011 and the respective dates of termination will vary the projected reclassification amount.

Subsequent to December 31, 2011, the Company entered into a $125,000 interest rate cap agreement (amortizing to $122,375) to hedge the risk of changes in cash flows on the borrowings of one of its Properties equal to the cap notional. The interest rate cap protects the Company from increases in the hedged cash flows attributable to overall changes in 3-month LIBOR above the strike rate of the cap on the debt. The strike rate associated with the interest rate cap is 5.00%. The cap matures in January 2014.

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

The Company had 18,150,000 and 7,000,000 depositary shares outstanding, each representing one-tenth of a share of 7.375% Series D Cumulative Redeemable Preferred Stock (the “Series D Preferred Stock”) with a par value of $0.01 per share, at December 31, 2011 and 2010, respectively. The Series D Preferred Stock has a liquidation preference of $250.00 per share ($25.00 per depositary share). The dividends on the Series D Preferred Stock are cumulative, accrue from the date of issuance and are payable quarterly in arrears at a rate of $18.4375 per share ($1.84375 per depositary share) per annum. The Series D Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and is not convertible into any other securities of the Company. The Company may redeem shares, in whole or in part, at any time for a cash redemption price of $250.00 per share ($25.00 per depositary share) plus accrued and unpaid dividends.

The Company had 4,600,000 depositary shares outstanding, each representing one-tenth of a share of 7.75% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) with a par value of $0.01 per share, at December 31, 2011 and 2010. The Series C Preferred Stock has a liquidation preference of $250.00 per share ($25.00 per depositary share). The dividends on the Series C Preferred Stock are cumulative, accrue from the date of issuance and are payable quarterly in arrears at a rate of $19.375 per share ($1.9375 per depositary share) per annum. The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and is not convertible into any other securities of the Company. The Company may redeem shares, in whole or in part, at any time for a cash redemption price of $250.00 per share ($25.00 per depositary share) plus accrued and unpaid dividends.

Holders of each series of preferred stock will have limited voting rights if dividends are not paid for six or more quarterly periods and in certain other events.

Dividends

The Company paid first, second and third quarter 2011 cash dividends on its common stock of $0.21 per share on April 15th, July 15th and October 14th 2011, respectively.  On November 30, 2011, the Company announced a fourth quarter cash dividend of $0.21 per share that was paid on January 16, 2012, to shareholders of record as of December 30, 2011. The dividend declared in the fourth quarter of 2011, totaling $31,156, is included in accounts payable and accrued liabilities at December 31, 2011.  The total dividend included in accounts payable and accrued liabilities at December 31, 2010 was $29,585.

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

The allocations of dividends declared and paid for income tax purposes are as follows:

	Year Ended December 31,
	2011	2010	2009
Dividends declared:
Common stock	$0.84	$0.80	$0.95
Series C preferred stock	$19.38	$19.38	$19.38
Series D preferred stock	$18.44	$18.44	$18.44

Allocations:
Common stock
Ordinary income	100.00%	100.00%	98.90%
Capital gains 25% rate	—%	—%	1.10%
Return of capital	—%	—%	—%
Total	100.00%	100.00%	100.00%

Preferred stock (1)
Ordinary income	100.00%	100.00%	98.90%
Capital gains 25% rate	—%	—%	1.10%
Total	100.00%	100.00%	100.00%

(1)The allocations for income tax purposes are the same for each series of preferred stock for each period presented.

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

Redeemable noncontrolling interest includes a noncontrolling partnership interest in the Operating Partnership for which the partnership agreement includes redemption provisions that may require the Company to redeem the partnership interest for real property.  In July 2004, the Company issued 1,560,940 Series S special common units (“S-SCUs”), all of which are outstanding as of December 31, 2011, in connection with the acquisition of Monroeville Mall. Under the terms of the Operating Partnership’s limited partnership agreement, the holder of the S-SCUs has the right to exchange all or a portion of its partnership interest for shares of the Company’s common stock or, at the Company’s election, their cash equivalent. This holder has the additional right to, at any time after the seventh anniversary of the issuance of the S-SCUs, require the Operating Partnership to acquire a qualifying property and distribute it to the holder in exchange for the S-SCUs. Generally, the acquisition price of the qualifying property cannot be more than the lesser of the consideration that would be received in a normal exchange, as discussed above, or $20,000, subject to certain limited exceptions.  Should the consideration that would be received in a normal exchange exceed the maximum property acquisition price as described in the preceding sentence, the excess portion of its partnership interest could be exchanged for shares of the Company’s stock or, at the Company’s election, their cash equivalent.  The S-SCUs received a minimum distribution of $2.53825 per unit per year for the first five years, and receive a minimum distribution of $2.92875 per unit per year thereafter.

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

In June 2005, the Company issued 571,700 L-SCUs, all of which are outstanding as of December 31, 2011, in connection with the acquisition of Laurel Park Place. The L-SCUs receive a minimum distribution of $0.7572 per unit per quarter ($3.0288 per unit per year). Upon the earlier to occur of June 1, 2020, or when the distribution on the common units exceeds $0.7572 per unit for four consecutive calendar quarters, the L-SCUs will thereafter receive a distribution equal to the amount paid on the common units.

In November 2005, the Company issued 1,144,924 K-SCUs, all of which are outstanding as of December 31, 2011, in connection with the acquisition of Oak Park Mall, Eastland Mall and Hickory Point Mall. The K-SCUs received a dividend at a rate of 6.0%, or $2.85 per K-SCU, for the first year following the close of the transaction and receive a dividend at a rate of 6.25%, or $2.96875 per K-SCU, thereafter. When the quarterly distribution on the Operating Partnership’s common units exceeds the quarterly K-SCU distribution for four consecutive quarters, the K-SCUs will receive distributions at the rate equal to that paid on the Operating Partnership’s common units. At any time following the first anniversary of the closing date, the holders of the K-SCUs may exchange them, on a one-for-one basis, for shares of the Company’s common stock or, at the Company’s election, their cash equivalent.

On March 28, 2011, a holder of 125,100 J-SCU's exercised its conversion rights. The Company was requested to exchange common stock for these units, and elected to do so.

On March 31, 2011, the Company converted 15,435,754 J-SCUs, which represented all of the outstanding J-SCUs, to common units pursuant to its rights to do so. Prior to the conversion the J-SCUs received a minimum distribution equal to $0.3628125 per unit per quarter ($1.45125 per unit per year), subject to certain adjustments if the distribution on the common units was equal to or less than $0.21875 for four consecutive quarters. After March 31, 2011, the common units issued in the conversion receive a distribution equal to that paid on all other common units.

Effective December 7, 2011, a holder of 331,230 common units exercised its conversion rights. The Company elected to pay cash for the common units and, subsequent to December 31, 2011, paid the holder $4,844.

Also effective December 7, 2011, a holder of 70,094 common units exercised its conversion rights. The Company elected to pay cash for the common units and, subsequent to December 31, 2011, paid the holder $1,025.

In December 2010, holders of 9,807,013 J-SCUs exercised their conversion rights.  The Company was requested to exchange common stock for these units, and elected to do so.

No holders of special common units or common units of noncontrolling limited partnership interest in the Operating Partnership exercised their conversion rights during 2009.

Outstanding rights to convert redeemable noncontrolling interests and noncontrolling interests in the Operating Partnership to common stock were held by the following parties at December 31, 2011 and 2010:

	December 31,
	2011	2010
Jacobs	13,044,407	13,106,525
CBL’s Predecessor	18,604,156	18,604,156
Third parties	10,368,016	10,430,998
Total Operating Partnership Units	42,016,579	42,141,679

The assets and liabilities allocated to the Operating Partnership’s redeemable noncontrolling interest and noncontrolling interests are based on their ownership percentages of the Operating Partnership at December 31, 2011 and 2010.  The ownership percentages are determined by dividing the number of Operating Partnership Units held by each of the redeemable noncontrolling interest and the noncontrolling interests at December 31, 2011 and 2010 by the total Operating Partnership Units outstanding at December 31, 2011 and 2010, respectively.  The redeemable noncontrolling interest ownership percentage in assets and liabilities of the Operating Partnership was 0.8% at December 31, 2011 and 2010.  The noncontrolling interest ownership percentage in assets and liabilities of the Operating Partnership was 21.3% and 21.4% at December 31, 2011 and 2010, respectively.

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

A change in the number of shares of common stock or Operating Partnership Units changes the percentage ownership of all partners of the Operating Partnership.  An Operating Partnership Unit is considered to be equivalent to a share of common stock since it generally is exchangeable for shares of the Company’s common stock or, at the Company’s election, their cash equivalent. As a result, an allocation is made between redeemable noncontrolling interest, shareholders’ equity and noncontrolling interests in the Operating Partnership in the accompanying balance sheet to reflect the change in ownership of the Operating Partnership’s underlying equity when there is a change in the number of shares and/or Operating Partnership Units outstanding.  During 2011 and 2010, the Company allocated $3,005 and $3,139, respectively, from shareholders’ equity to redeemable noncontrolling interest.  During 2009, the Company allocated $4,242$0from redeemable noncontrolling interest to shareholders’ equity.  During 2011 and 2010, the Company allocated $2,200 and $12,433, respectively, from shareholders' equity to noncontrolling interest. During 2009, the Company allocated $7,942 from noncontrolling interests to shareholders' equity.

The total redeemable noncontrolling interest in the Operating Partnership was $26,036 and $28,070 at December 31, 2011 and 2010, respectively.  The total noncontrolling interest in the Operating Partnership was $202,833 and $217,519 at December 31, 2011 and 2010, respectively.

On November 30, 2011, the Operating Partnership declared distributions of $1,143 and $9,418 to the Operating Partnership’s redeemable noncontrolling limited partners and noncontrolling limited partners, respectively. The distributions were paid on January 16, 2012. This distribution represented a distribution of $0.21 per unit for each common unit and $0.7322 to $0.7572 per unit for certain special common units in the Operating Partnership. The total distribution is included in accounts payable and accrued liabilities at December 31, 2011.

On December 1, 2010, the Operating Partnership declared distributions of $1,143 and $11,105 to the Operating Partnership’s redeemable noncontrolling limited partners and noncontrolling limited partners, respectively. The distributions were paid on January 18, 2011. This distribution represented a distribution of $0.20 per unit for each common unit and $0.3317 to $0.7572 per unit for certain special common units in the Operating Partnership. The total distribution is included in accounts payable and accrued liabilities at December 31, 2010.

Redeemable Noncontrolling Interests and Noncontrolling Interests in Other Consolidated Subsidiaries

Redeemable noncontrolling interests includes the aggregate noncontrolling ownership interest in five of the Company’s other consolidated subsidiaries that is held by third parties and for which the related partnership agreements contain redemption provisions at the holder’s election that allow for redemption through cash and/or properties.  The total redeemable noncontrolling interests in other consolidated subsidiaries was $430,069 and $430,143 at December 31, 2011 and 2010, respectively.

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

	Year Ended December 31,
	2011	2010
Beginning Balance	$423,834	$421,570
Net income attributable to redeemable noncontrolling preferred joint venture interest	20,637	20,670
Distributions to redeemable noncontrolling preferred joint venture interest	(20,637)	(20,552)
Issuance of preferred joint venture interest	—	2,146
Ending Balance	$423,834	$423,834

See Note 14 for additional information regarding the PJV units.

The Company had 18 and 17 other consolidated subsidiaries at December 31, 2011 and 2010, respectively, that had noncontrolling interests held by third parties and for which the related partnership agreements either do not include redemption provisions or are subject to redemption provisions that do not require classification outside of permanent equity. The total noncontrolling interests in other consolidated subsidiaries was $4,280 and $6,086 at December 31, 2011 and 2010, respectively.

The assets and liabilities allocated to the redeemable noncontrolling interests and noncontrolling interests in other consolidated subsidiaries are based on the third parties’ ownership percentages in each subsidiary at December 31, 2011 and 2010. Income is allocated to the redeemable noncontrolling interests and noncontrolling interests in other consolidated subsidiaries based on the third parties’ weighted average ownership in each subsidiary during the year.

Variable Interest Entities

Imperial Valley Commons, L.P.

The Company has a 60% ownership interest in a joint venture with a third party for the potential development of Imperial Valley Commons, a community retail shopping center in El Centro, CA.  The Company determined that its investment represents a variable interest in a variable interest entity and that the Company is the primary beneficiary since it has the ability to direct the activities of this joint venture that most significantly impact the joint venture’s economic performance.  The Company earns a preferred return on its investment until it has been reimbursed.  As a result, the joint venture is presented in the accompanying financial statements as of December 31, 2011 and 2010 on a consolidated basis, with any interests of the third party reflected as noncontrolling interest.  At December 31, 2011 and 2010, this joint venture had total assets of $26,680 and $24,928, respectively, and was not encumbered.

PPG Venture I Limited Partnership

The Company has a 10% ownership interest and is the primary beneficiary in a joint venture that owns and operates Willowbrook Plaza in Houston, TX, Massard Crossing in Ft. Smith, AR and Pemberton Plaza in Vicksburg, MS. As a result, the Company consolidates this joint venture. At December 31, 2011 and 2010, this joint venture had total assets of $49,373 and $50,571, respectively, and a mortgage note payable of $34,349 and $34,961, respectively. See Note 20 for additional information.

NOTE 9. MINIMUM RENTS

The Company receives rental income by leasing retail shopping center space under operating leases. Future minimum rents are scheduled to be received under noncancellable tenant leases at December 31, 2011, as follows:

2012	$575,126
2013	476,365
2014	420,932
2015	364,482
2016	304,606
Thereafter	907,239
$3,048,750

Future minimum rents do not include percentage rents or tenant reimbursements that may become due.

NOTE 10. MORTGAGE AND OTHER NOTES RECEIVABLE

Each of the Company's mortgage notes receivable are collateralized by either a first mortgage, a second mortgage or by an assignment of 100% of the partnership interests that own the real estate assets.  Other notes receivable include amounts due from tenants or government sponsored districts and unsecured notes received from third parties as whole or partial consideration for property or investments.  Interest rates on mortgage and other notes receivable range from 2.8% to 13.0%, with a weighted average interest rate of 8.76% and 6.87% at December 31, 2011 and 2010, respectively. Maturities of these notes receivable range from March 2012 to January 2047.

In September 2011, the Company and a noncontrolling interest investor purchased a mezzanine loan with a face amount of $5,879 for $5,300, which represents a discount of $579. The borrower under the mezzanine loan is an entity that owns an outlet shopping center located in Gettysburg, PA. The loan bears interest at the greater of LIBOR plus 900 basis points or 10% and matures on February 11, 2016. The terms of the mezzanine loan agreement provide that the Company and its noncontrolling interest investor may, subject to approval of the senior lender, convert the mezzanine loan into equity of the borrower. Upon conversion, the Company and noncontrolling investor would own 50.0% and 12.6%, respectively, of the borrower. The terms also provide that the Company may elect to acquire an additional 10% interest in borrower for a total interest of 60%.

In December 2011, the Company entered into a loan agreement pursuant to which the Company loaned $9,150 to an entity that owns an outlet shopping center located in El Paso, TX. The note receivable bears interest of 13.0% through June 9, 2013, and thereafter, at the greater of 13.0% or LIBOR plus 900 basis points. The loan matures upon the earlier of (i) 60 days prior to the maturity date of the senior loan on the outlet shopping center or (ii) the date on which the senior loan is fully repaid. The terms of the loan agreement provide that if the Company does not elect to acquire a 75% interest in the borrower, the Company can convert the loan into a non-voting common interest in the borrower, subject to the approval of the senior lender.

The Company reviews its mortgage and other notes receivable to determine if the balances are realizable based on factors affecting the collectibility of those balances.  Factors may include credit quality, timeliness of required periodic payments, past due status and management discussions with obligors. During the first quarter of 2011, the Company was notified that a receivable due in March 2011 of $3,735 would not be repaid.  The receivable was secured by land and, as such, the Company recorded an allowance for credit losses of $1,500 in other expense and wrote down the amount of the note receivable to the estimated fair value of the land.  The Company did not accrue any interest on the receivable for the three months ended March 31, 2011 and has written off any interest that was accrued and outstanding on the loan.  The Company gained title to the land during the third quarter of 2011 and reclassified the balance of the note receivable to land.  During the third quarter of 2011 the Company wrote off a note receivable from a tenant in the amount of $400.  A rollforward of the allowance for credit losses for the year ended December 31, 2011 is as follows:

Beginning Balance, January 1, 2011	$—
Additions in allowance charged to expense	1,900
Reduction for charges against allowance	(1,900)
Ending Balance, December 31, 2011	$—

As of December 31, 2011, the Company believes that its mortgage and other notes receivable balance of $34,239 is fully collectible.

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

Year Ended December 31, 2011	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$937,348	$41,505	$17,581	$70,906	$1,067,340
Property operating expenses (1)	(304,224)	(10,689)	(4,848)	14,759	(305,002)
Interest expense	(229,382)	(8,841)	(6,536)	(26,575)	(271,334)
Other expense	—	—	—	(28,898)	(28,898)
Gain (loss) on sales of real estate assets	(13,329)	306	1,135	71,284	59,396
Segment profit	$390,413	$22,281	$7,332	$101,476	$521,502
Depreciation and amortization expense					(275,261)
General and administrative expense					(44,751)
Interest and other income					2,589
Gain on extinguishment of debt					1,029
Loss on impairment of real estate (4)					(55,761)
Equity in earnings of unconsolidated affiliates					6,138
Income tax benefit					269
Income from continuing operations					$155,754
Total assets	$5,954,414	$308,858	$265,675	$190,481	$6,719,428
Capital expenditures (3)	$265,478	$213,364	$21,452	$16,984	$517,278

Year Ended December 31, 2010	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$944,102	$40,311	$8,431	$70,338	$1,063,182
Property operating expenses (1)	(307,804)	(10,527)	8	16,212	(302,111)
Interest expense	(223,271)	(7,794)	(4,333)	(50,221)	(285,619)
Other expense	—	—	—	(25,523)	(25,523)
Gain (loss) on sales of real estate assets	1,754	—	1,144	(11)	2,887
Segment profit	$414,781	$21,990	$5,250	$10,795	452,816
Depreciation and amortization expense					(284,072)
General and administrative expense					(43,383)
Interest and other income					3,873
Gain on investments					888
Loss on impairment of real estate (4)					(1,156)
Equity in losses of unconsolidated affiliates					(188)
Income tax benefit					6,417
Income from continuing operations (4)					$135,195
Total assets	$6,561,098	$325,395	$67,252	$552,809	$7,506,554
Capital expenditures (3)	$98,277	$7,931	$25,050	$53,856	$185,114

Year Ended December 31, 2009	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$981,379	$39,366	$4,480	$47,730	$1,072,955
Property operating expenses (1)	(321,532)	(10,197)	(1,337)	23,190	(309,876)
Interest expense	(246,140)	(8,475)	(1,601)	(34,748)	(290,964)
Other expense	—	—	—	(25,794)	(25,794)
Gain on sales of real estate assets	1,876	705	964	275	3,820
Segment profit	$415,583	$21,399	$2,506	$10,653	450,141
Depreciation and amortization expense					(304,005)
General and administrative expense					(41,010)
Interest and other income					5,210
Loss on investments					(9,260)
Loss on extinguishment of debt					(601)
Loss on impairment of real estate (4)					(109,211)
Equity in earnings of unconsolidated affiliates					5,489
Income tax benefit					1,222
Loss from continuing operations (4)					$(2,025)
Total assets	$6,638,835	$333,210	$69,449	$687,616	$7,729,110
Capital expenditures (3)	$134,865	$17,272	$2,888	$103,878	$258,903

(1)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.

(2)	The All Other category includes mortgage and other notes receivable, office buildings, the Management Company and the Company’s subsidiary that provides security and maintenance services.

(3)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

(4)
The referenced amounts for the years ended December 31, 2010 and 2009 have been restated. See Note 2 for more information. Loss on impairment of real estate for the year ended December 31, 2011 consisted of $53,458 related to Malls, $1,682 related to Community Centers and $621 related to All Other.  Loss on impairment of real estate for the year ended December 31, 2010 consisted of $1,156 related to All Other.  Loss on impairment of real estate of $109,211 for the year ended December 31, 2009 was related to Malls.

NOTE 12. SUPPLEMENTAL AND NONCASH INFORMATION

The Company paid cash for interest, net of amounts capitalized, in the amount of $265,430, $278,783 and $294,754 during 2011, 2010 and 2009, respectively.

The Company’s noncash investing and financing activities for 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Accrued dividends and distributions payable	$41,717	$41,833	$19,688
Additions to real estate assets accrued but not yet paid	21,771	19,125	3,894
Additions to real estate assets from forgiveness of mortgage note receivable	2,235	—	6,502
Deconsolidation of joint ventures:
Decrease in real estate assets	365,971	—	—
Decrease in intangible lease and other assets	26,798	—	—
Decrease in mortgage notes payable	(266,224)	—	—
Increase in investment in unconsolidated affiliates	(123,651)	—	—
Decrease in accounts payable and accrued liabilities	(4,395)	—	—
Notes receivable from sale of interest in unconsolidated affiliate	—	1,001	1,750
Distribution of real estate assets from unconsolidated affiliate	—	12,210	—
Issuance of additional redeemable noncontrolling preferred joint venture interests	—	2,146	—
Reclassification of mortgage and other notes receivable to other assets	—	7,269	—
Consolidation of Parkway Place:
Increase in real estate assets	—	33,706	—
Increase in intangible lease and other assets	—	3,240	—
Increase in mortgage and other indebtedness	—	21,753	—
Decrease in investment in unconsolidated affiliates	—	(15,175)	—
Issuance of common stock for dividend	—	—	14,739
Reclassification of developments in progress to mortgage and other notes receivable	—	—	2,759
Issuance of noncontrolling interests in Operating Partnership for distribution	—	—	4,140

NOTE 13. RELATED PARTY TRANSACTIONS

Certain executive officers of the Company and members of the immediate family of Charles B. Lebovitz, Chairman of the Board of the Company, collectively have a significant noncontrolling interest in EMJ Corporation ("EMJ"), a construction company that the Company engaged to build substantially all of the Company’s development Properties. The Company paid approximately $59,668, $36,922 and $87,942 to EMJ in 2011, 2010 and 2009, respectively, for construction and development activities. The Company had accounts payable to EMJ of $6,721 and $2,679 at December 31, 2011 and 2010, respectively.

Certain executive officers of the Company also collectively have a significant noncontrolling interest in Electrical and Mechanical Group, Inc. (“EMG”), a company to which EMJ subcontracted a portion of its services for the Company.  The Company has also engaged EMG directly for certain services. EMJ paid approximately $981, $1,189 and $2,063 to EMG in 2011, 2010 and 2009, respectively, for such subcontracted services. The Company paid approximately, $86, $203 and $842, respectively, directly to EMG in 2011, 2010 and 2009 for services which EMG performed directly for the Company.

The Management Company provides management, development and leasing services to the Company’s unconsolidated affiliates and other affiliated partnerships. Revenues recognized for these services amounted to $4,822, $4,835 and $5,862 in 2011, 2010 and 2009, respectively.

NOTE 14. CONTINGENCIES

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
TPD also has filed claims under several insurance policies in connection with this matter, and there are three pending lawsuits relating to insurance coverage. On October 8, 2010, First Mercury Insurance Company (“First Mercury”) filed an action in the United States District Court for the Eastern District of Texas against M Hanna and TPD seeking a declaratory judgment concerning coverage under a liability insurance policy issued by First Mercury to M Hanna. That case is in the process of being dismissed for lack of federal jurisdiction and refiled in Texas state court. TPD has asserted claims for insurance coverage in that case as well. On June 13, 2011, TPD filed an action in the Chancery Court of Hamilton County, Tennessee against National Union Fire Insurance Company of Pittsburgh, PA (“National Union”) and EMJ seeking a declaratory judgment regarding coverage under a liability insurance policy issued by National Union to EMJ and recovery of damages arising out of National Union's breach of its obligations. On February 7, 2012, Zurich American and Zurich American of Illinois, which also have issued liability insurance policies to EMJ, moved to intervene in that case. On February 14, 2012, TPD filed claims in the United States District Court for the Southern District of Mississippi against Factory Mutual Insurance Company and Federal Insurance Company seeking a declaratory judgment concerning coverage under certain builders risk and property insurance policies issued by those respective insurers to the Company.
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

The Company consolidates its investment in a joint venture, CW Joint Venture, LLC ("CWJV") with Westfield.  The terms of the joint venture agreement require that CWJV pay an annual preferred distribution at a rate of 5.0%, which increases to 6.0% on July 1, 2013, on the preferred liquidation value of the PJV units of CWJV that are held by Westfield.  Westfield has the right to have all or a portion of the PJV units redeemed by CWJV with property owned by CWJV, and subsequent to October 16, 2012, with either cash or property owned by CWJV, in each case for a net equity amount equal to the preferred liquidation value of the PJV units. At any time after January 1, 2013, Westfield may propose that CWJV acquire certain qualifying property that would be used to redeem the PJV units at their preferred liquidation value. If CWJV does not redeem the PJV units with such qualifying property (a “Preventing Event”), then the annual preferred distribution rate on the PJV units increases to 9.0% beginning July 1, 2013.  The Company will have the right, but not the obligation, to offer to redeem the PJV units from January 31, 2013 through January 31, 2015 at their preferred liquidation value, plus accrued and unpaid distributions. If the Company fails to make such an offer, the annual preferred distribution rate on the PJV units increases to 9.0% for the period from July 1, 2013 through June 30, 2016, at which time it decreases to 6.0% if a Preventing Event has not occurred.  If, upon redemption of the PJV units, the fair value of the Company’s common stock is greater than $32.00 per share, then such excess (but in no case greater than $26,000 in the aggregate) shall be added to the aggregate preferred liquidation value payable on account of the PJV units.  The Company accounts for this contingency using the method prescribed for earnings or other performance measure contingencies.  As such, should this contingency result in additional consideration to Westfield, the Company will record the current fair value of the consideration issued as a purchase price adjustment at the time the consideration is paid or payable.

Guarantees

The Company may guarantee the debt of a joint venture primarily because it allows the joint venture to obtain funding at a lower cost than could be obtained otherwise. This results in a higher return for the joint venture on its investment, and a higher return on the Company’s investment in the joint venture. The Company may receive a fee from the joint venture for providing the guaranty. Additionally, when the Company issues a guaranty, the terms of the joint venture agreement typically provide that the Company may receive indemnification from the joint venture or have the ability to increase its ownership interest.

The Company owns a parcel of land in Lee's Summit, MO that it is ground leasing to a third party development company. The third party developed and operates a shopping center on the land parcel. The Company has guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the initial maximum guaranteed amount was $24,379. During 2011, the loans were partially paid down and amended such that the Company's maximum guaranteed amount, representing 27% of capacity, is now approximately $18,615. The Company recorded an obligation of $192 and $315, respectively, in the accompanying consolidated balance sheets as of December 31, 2011 and 2010 to reflect the estimated fair value of the guaranty.  The total amount outstanding at December 31, 2011 on the loans was $60,880 of which the Company has guaranteed $16,437.

     The Company has guaranteed 100% of the construction and land loans of West Melbourne I, LLC (“West Melbourne”), an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $45,736.  West Melbourne developed and operates Hammock Landing, a community center in West Melbourne, FL. The total amount outstanding on the loans at December 31, 2011 was $45,736. The guaranty will expire upon repayment of the debt.  The land loan and the construction loan, each representing $3,249 and $42,487, respectively, of the amount outstanding at December 31, 2011, mature in November 2013.   The Company recorded an obligation of $478 and $670 in the accompanying consolidated balance sheets as of December 31, 2011 and 2010, respectively, to reflect the estimated fair value of this guaranty.

The Company has guaranteed 100% of the construction loan of Port Orange I, LLC (“Port Orange”), an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $96,102.  Port Orange developed and operates The Pavilion at Port Orange, a community center in Port Orange, FL.  The total amount outstanding at December 31, 2011 on the loan was $68,282. The guaranty will expire upon repayment of the debt.  The loan matures in March 2012 and has a one-year extension option available. The Company has recorded an obligation of $961 and $1,120 in the accompanying consolidated balance sheets as of December 31, 2011 and 2010, respectively, to reflect the estimated fair value of this guaranty.

The Company has guaranteed the lease performance of York Town Center, LP (“YTC”), an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $18,000 as of December 31, 2011.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not record an obligation for this guaranty because it determined that the fair value of the guaranty is not material.

The Company guaranteed 100% of a construction loan of JG Gulf Coast Town Center, LLC, an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount was $11,561.  The Company did not record an obligation for this guaranty because it determined that the fair value of the guaranty was not material. The guaranty expired during the second quarter of 2011 when JG Gulf Coast Town Center, LLC retired the loan.

Performance Bonds

The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $11,156 and $26,250 at December 31, 2011 and 2010, respectively.

Ground Leases

The Company is the lessee of land at certain of its Properties under long-term operating leases, which include scheduled increases in minimum rents.  The Company recognizes these scheduled rent increases on a straight-line basis over the initial lease terms.  Most leases have initial terms of at least 20 years and contain one or more renewal options, generally for a minimum of five- or 10-year periods.  Lease expense recognized in the consolidated statements of operations for 2011, 2010 and 2009 was $2,137, $1,760 and $2,176, respectively.

The future obligations under these operating leases at December 31, 2011, are as follows:
`

2012	$813
2013	822
2014	831
2015	841
2016	858
Thereafter	31,378
$35,543

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

The following tables set forth information regarding the Company’s financial instruments that are measured at fair value on a recurring basis in the accompanying consolidated balance sheets as of December 31, 2011 and 2010:

		Fair Value Measurements at Reporting Date Using
	Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$30,613	$18,784	$—	$11,829
Privately held debt and equity securities	2,475	—	—	2,475

Liabilities:
Interest rate swaps	$5,617	$—	$5,617	$—

		Fair Value Measurements at Reporting Date Using
	Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$22,052	$22,052	$—	$—
Privately held debt and equity securities	2,475	—	—	2,475
Interest rate cap	3	—	3	—

The Company recognizes transfers in and out of every level at the end of each reporting period. There were no transfers between Levels 1 and 2 during the years ended December 31, 2011 and 2010.

The following table provides a reconciliation of changes between the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3):

Available For Sale Securities - Government and government sponsored entities
Balance at 12/31/2010	$—
Additions	13,371
Unrealized loss included in comprehensive income	(1,542)
Balance at 12/31/2011	$11,829

There were no changes in the $2,475 classified as privately held debt and equity securities (Level 3) for the period from December 31, 2009 through December 31, 2011.

Intangible lease assets and other assets in the consolidated balance sheets include marketable securities consisting of corporate equity securities, mortgage/asset-backed securities, mutual funds and bonds that are classified as available for sale.  Net unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of accumulated other comprehensive income in redeemable noncontrolling interests, shareholders’ equity and noncontrolling interests.  During the year ended December 31, 2011, the Company recognized realized losses of $22 related to sales of marketable securities.  The fair value of the Company’s available-for-sale securities is based on quoted market prices and, thus, is classified under Level 1. During 2009, it was determined that certain corporate equity securities were impaired on an other-than-temporary basis.  Due to this, the Company recognized total write-downs of $17,181 during the year ended December 31, 2009 to reduce the carrying value of those investments to their total fair value of $4,209.  During the years ended December 31, 2011 and 2010, the Company did not recognize any write-downs for other-than-temporary impairments.  The fair value of the Company’s available-for-sale securities is based on quoted market prices and, thus, is classified under Level 1.  See Note 2 for a summary of the available-for-sale securities held by the Company.

In February 2007, the Company received a secured convertible promissory note from, and a warrant to acquire shares of, Jinsheng, in which the Company also holds a cost- method investment. See Note 5 for additional information. The secured convertible note is non-interest bearing and is secured by shares of Jinsheng. Since the secured convertible note is non-interest bearing and there is no active market for Jinsheng’s debt, the Company performed an analysis on the note considering credit risk and discounting factors to determine the fair value. The warrant was initially valued using estimated share price and volatility variables in a Black Scholes model. Due to the significant estimates and assumptions used in the valuation of the note and warrant, the Company has classified these under Level 3. As part of its investment review as of March 31, 2009, the Company determined that its investment in Jinsheng was impaired on an other-than-temporary basis due to a decline in expected future cash flows as a result of declining occupancy and sales related to the then downturn of the real estate market in China. An impairment charge of $2,400 is recorded in the Company’s consolidated statement of operations for the year ended December 31, 2009 to reduce the carrying values of the secured convertible note and warrant to their estimated fair values. The warrant expired in January 2010 and had no value. The Company performed qualitative and quantitative analyses of its investment as of December 31, 2011 and determined that the current balance of the secured convertible note of $2,475 is not impaired.

The Company uses interest rate swaps and caps to mitigate the effect of interest rate movements on its variable-rate debt.  The Company had four interest rate swaps and one interest rate cap as of December 31, 2011 and one interest rate cap as of December 31, 2010 that qualify as hedging instruments and are designated as cash flow hedges.  The interest rate caps are included in intangible lease assets and other assets and the interest rate swaps are reflected in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.  The swaps and cap have predominantly met the effectiveness test criteria since inception and changes in their fair values are, thus, primarily reported in other comprehensive income (loss) and are reclassified into earnings in the same period or periods during which the hedged item affects earnings. The fair values of the Company’s interest rate hedges, classified under Level 2,  are determined using a proprietary model which is based on prevailing market data for contracts with matching durations, current and anticipated LIBOR or other interest basis information, consideration of the Company’s credit standing, credit risk of the counterparties and reasonable estimates about relevant future market conditions. See Notes 2 and 6 for additional information regarding the Company’s interest rate hedging instruments.

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments. Based on the interest rates for similar financial instruments, the carrying value of mortgage and other notes receivable is a reasonable estimate of fair value. The fair value of mortgage and other indebtedness was $4,836,028 and $5,709,860 at December 31, 2011 and 2010, respectively. The fair value was calculated by discounting future cash flows for the notes payable using estimated market rates at which similar loans would be made currently.

The following tables set forth information regarding the Company’s assets that are measured at fair value on a nonrecurring basis:

		Fair Value Measurements at Reporting Date Using
	Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Asset:
Long-lived asset	$22,725	$—	$—	$22,725	$55,140

In accordance with the Company's impairment review process described in Note 2, the Company recorded a non-cash impairment of real estate of $50,683 in the third quarter of 2011 related to Columbia Place in Columbia, SC, to write-down the depreciated book value as of September 30, 2011 from $56,746 to an estimated fair value of $6,063 as of the same date. Columbia Place has experienced declining cash flows as a result of changes in property-specific market conditions, which were further exacerbated by the recent economic conditions, that have negatively impacted leasing activity and occupancy.

The Company recorded an impairment of real estate of $622 related to an outparcel that was sold in September 2011 for net proceeds after selling costs of $1,477, which was less than its carrying amount of $2,099.

The Company recorded a non-cash impairment of real estate of $4,457 during the second quarter of 2011 related to Settlers Ridge Phase II, which was under construction at June 30, 2011.  The Property had a carrying value of $19,330 as of June 30, 2011 that was written down to its estimated fair value of $14,873 as of the same date.

The fair value reflected in the table above reflects the estimated fair value of $6,063 of Columbia Place as of September 30, 2011 and the estimated fair value of Settlers Ridge Phase II of $14,873 as of June 30, 2011, adjusted for capital expenditures and depreciation expense during the fourth quarter and second half of 2011, respectively.

The revenues of Columbia Place and Settlers Ridge Phase II accounted for less than 1.0% of total consolidated revenues for the twelve months ended December 31, 2011. See Note 2 for additional information.

		Fair Value Measurements at Reporting Date Using
	Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Asset:
Long-lived asset	$11,303	$—	$—	$11,303	$25,435

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

NOTE 16. SHARE-BASED COMPENSATION

The Company maintains the CBL & Associates Properties, Inc. Second Amended and Restated Stock Incentive Plan, as amended, which permits the Company to issue stock options and common stock to selected officers, employees and directors of the Company up to a total of 10,400 shares. The Compensation Committee of the Board of Directors (the “Committee”) administers the plan.

The share-based compensation cost that was charged against income for the plan was $1,687, $2,201 and $2,797 for 2011, 2010 and 2009, respectively. Share-based compensation cost resulting from share-based awards is recorded at the Management Company, which is a taxable entity. The income tax effect resulting from share-based compensation of $1,815 in 2010 has been reflected as a financing cash flow in the consolidated statements of cash flows. There was no income tax benefit in 2011 and 2009.   Share-based compensation cost capitalized as part of real estate assets was $166, $169 and $288 in 2011, 2010 and 2009, respectively.

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

The Company’s stock option activity for the year ended December 31, 2011 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	447,825	$16.92
Cancelled	(31,600)	$18.08
Exercised	(134,500)	$13.91
Outstanding at December 31, 2011	281,725	$18.27	0.4	$—
Vested and exercisable at December 31, 2011	281,725	$18.27	0.4	$—

The total intrinsic value of options exercised during 2011 and 2010 was $509 and $346, respectively.  No options were exercised during 2009.

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

A summary of the status of the Company’s stock awards as of December 31, 2011, and changes during the year ended December 31, 2011, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2011	187,140	$18.43
Granted	179,750	$17.48
Vested	(71,980)	$25.66
Forfeited	(5,620)	$16.65
Nonvested at December 31, 2011	289,290	$16.09

The weighted average grant-date fair value of shares granted during 2011, 2010 and 2009 was $17.48, $10.34 and $5.37, respectively. The total fair value of shares vested during 2011, 2010 and 2009 was $1,276, $914 and $1,338, respectively.

As of December 31, 2011, there was $3,028 of total unrecognized compensation cost related to nonvested stock awards granted under the plan, which is expected to be recognized over a weighted average period of 3.5 years.  In February 2012, the Company granted 189,650 shares of restricted stock to its employees that will vest over the next five years.

NOTE 17. EMPLOYEE BENEFIT PLANS

401(k) Plan

The Management Company maintains a 401(k) profit sharing plan, which is qualified under Section 401(a) and Section 401(k) of the Code to cover employees of the Management Company. All employees who have attained the age of 21 and have completed at least 90 days of service are eligible to participate in the plan. The plan provides for employer matching contributions on behalf of each participant equal to 50% of the portion of such participant’s contribution that does not exceed 2.5% of such participant’s compensation for the plan year. Additionally, the Management Company has the discretion to make additional profit-sharing-type contributions not related to participant elective contributions. Total contributions by the Management Company were $820, $957 and $840 in 2011, 2010 and 2009, respectively.

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

At December 31, 2011 and 2010, there were 68,906 and 65,488 shares, respectively, that were deemed set aside in accordance with these arrangements.

For other officers, the deferred compensation arrangements provide that their bonus compensation is deferred in the form of a note payable to the officer. Interest accumulates on these notes at 5.0%. When an arrangement terminates, the note payable plus accrued interest is paid to the officer in cash. At December 31, 2011 and 2010, the Company had notes payable, including accrued interest, of $81 and $53, respectively, related to these arrangements.

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

The condensed consolidated financial statement information for the Operating Partnership is presented as follows:

	December 31,
	2011	2010
ASSETS:
Net investment in real estate assets	$6,005,670	$6,890,137
Other assets	713,889	616,513
Total assets	$6,719,559	$7,506,650
LIABILITIES:
Mortgage and other indebtedness	$4,489,355	$5,209,747
Other liabilities	303,578	314,651
Total liabilities	4,792,933	5,524,398
Redeemable noncontrolling interests	456,105	458,213

Partners’ capital	1,466,241	1,517,957
Noncontrolling interests	4,280	6,082
Total partners’ capital and noncontrolling interests	1,470,521	1,524,039
Total liabilities, redeemable noncontrolling interests, partners’ capital and noncontrolling interests	$6,719,559	$7,506,650

	Year Ended December 31,
	2011	2010	2009
Total revenues	$1,067,340	$1,063,182	$1,072,955
Depreciation and amortization	(275,261)	(284,072)	(304,005)
Other operating expenses (1)	(434,412)	(372,131)	(484,416)
Income from operations	357,667	406,979	284,534
Interest and other income	2,589	3,873	5,210
Interest expense	(271,334)	(285,619)	(290,964)
Gain (loss) on extinguishment of debt	1,029	—	(601)
Gain (loss) on investments	—	888	(9,260)
Gain on sales of real estate assets	59,396	2,887	3,820
Equity in earnings (losses) of unconsolidated affiliates	6,138	(188)	5,489
Income tax benefit (provision)	269	6,417	1,222
Income (loss) from continuing operations	155,754	135,237	(550)
Operating income (loss) of discontinued operations (1)	29,241	(37,404)	(5,023)
Gain (loss) on discontinued operations	(1)	379	(17)
Net income (loss)	184,994	98,212	(5,590)
Noncontrolling interest in earnings of other consolidated subsidiaries	(25,217)	(25,001)	(25,769)
Net income (loss) attributable to partners of the operating partnership	$159,777	$73,211	$(31,359)

(1)	The referenced amounts for the years ended December 31, 2010 and 2009 have been restated. See Note 2 for more information.

NOTE 19. QUARTERLY INFORMATION (UNAUDITED)

As previously disclosed in Note 2 contained herein, during the course of the Company’s normal quarterly impairment review process, the Company incurred losses on impairment of real estate assets of $4,457, $51,304, during the second and third quarters of 2011, respectively.  In addition, the Company incurred losses on impairment of real estate assets of $25,435 and $14,805 during the second and fourth quarters of 2010, respectively.  These significant charges impact the comparability of the quarterly and annual amounts for 2011 and 2010 as reported below.

The following quarterly information differs from previously reported amounts due to the reclassifications of the results of operations of certain long-lived assets to discontinued operations for all periods presented.

Year Ended December 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
Total revenues	$267,169	$262,120	$268,949	$269,102	$1,067,340
Income from operations	98,874	92,384	51,967	114,442	357,667
Income from continuing operations	36,144	28,091	(18,850)	110,369	155,754
Discontinued operations	27,764	1,440	531	(495)	29,240
Net income (loss)	63,908	29,532	(18,320)	109,874	184,994
Net income (loss) attributable to the Company	47,319	20,376	(16,726)	82,967	133,936
Net income (loss) available to common shareholders	36,725	9,782	(27,320)	72,373	91,560
Basic per share data attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$0.10	$0.06	$(0.19)	$0.49	$0.46
Net income (loss) available to common shareholders	$0.25	$0.07	$(0.18)	$0.49	$0.62
Diluted per share data attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$0.10	$0.06	$(0.19)	$0.49	$0.46
Net income (loss) available to common shareholders	$0.25	$0.07	$(0.18)	$0.49	$0.62

Year Ended December 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
Total revenues	$260,683	$256,645	$259,643	$286,211	$1,063,182
Income from operations (2)	95,181	97,453	96,572	117,731	406,937
Income from continuing operations (2)	27,134	29,376	26,493	52,192	135,195
Discontinued operations (2)	68	(24,858)	1,184	(13,419)	(37,025)
Net income	27,203	4,517	27,677	38,773	98,170
Net income attributable to the Company	16,956	1,116	17,939	26,140	62,151
Net income (loss) available to common shareholders	10,928	(7,242)	9,580	16,266	29,532
Basic per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.08	$0.08	$0.06	$0.19	$0.41
Net income (loss) available to common shareholders	$0.08	$(0.05)	$0.07	$0.12	$0.21
Diluted per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.08	$0.08	$0.06	$0.19	$0.41
Net income (loss) available to common shareholders	$0.08	$(0.05)	$0.07	$0.12	$0.21

(1)	The sum of quarterly earnings per share may differ from annual earnings per share due to rounding.

(2)	The fourth quarter of 2010 has been restated. See Note 2 for more information.

NOTE 20. SUBSEQUENT EVENTS

In January 2012, the Company entered into a $125,000 interest rate cap agreement (amortizing to $122,375) to hedge the risk of changes in cash flows on the borrowings of one of its properties equal to the cap notional. The interest rate cap protects the Company from increases in the hedged cash flows attributable to overall changes in 3-month LIBOR above the strike rate of the cap on the debt. The strike rate associated with the interest rate cap is 5.00%. The cap matures in January 2014.

Subsequent to December 31, 2011, the Company retired ten operating property loans with an aggregate balance of $215,372.

In January 2012, the Company sold Oak Hollow Square, a community center located in High Point, NC, for a gross sales price of $14,247.  Net proceeds from the sale were used to reduce the outstanding balance on the Company's unsecured term loan that had outstanding borrowings of $181,590 at December 31, 2011. As described in Note 2, Oak Hollow Square was classified as held for sale as of December 31, 2011 and a loss on impairment of $729 was recognized in 2011 to write down the book value to the expected net sales price.

In January 2012, the Company announced that it had formed a 75/25 joint venture with Horizon Group Properties, Inc. to develop The Outlet Shoppes at Atlanta in Atlanta (Woodstock), GA.

In February 2012, the lender of the non-recourse mortgage loan secured by Columbia Place in Columbia, SC notified the Company that the loan had been placed in default. Columbia Place generates insufficient income levels to cover the debt service on the mortgage, which had a balance of $27,349 at December 31, 2011 and a contractual maturity date of September 2013. The carrying value of Columbia Place was $6,088 at December 31, 2011.

Schedule II

CBL & Associates Properties, Inc.
Valuation and Qualifying Accounts
(In thousands)

	Year Ended December 31,
	2011	2010	2009
Tenant receivables - allowance for doubtful accounts:
Balance, beginning of year	$3,167	$3,101	$1,910
Additions in allowance charged to expense	1,743	2,712	5,000
Transfer to other receivables - allowance	(1,400)	—	—
Bad debts charged against allowance	(1,750)	(2,646)	(3,809)
Balance, end of year	$1,760	$3,167	$3,101

	Year Ended December 31,
	2011	2010	2009
Other receivables - allowance for doubtful accounts:
Balance, beginning of year	$—	$—	$—
Transfer from tenant receivables - allowance	1,400	—	—
Balance, end of year	$1,400	$—	$—

SCHEDULE III
CBL & ASSOCIATES PROPERTIES, INC.
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2011
(In thousands)

		Initial Cost(A)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (B)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D)	Date of Construction / Acquisition
MALLS
Alamance Crossing, Burlington, NC	$64,304	$20,853	$62,799	$40,243	$(2,551)	$18,741	$102,603	$121,344	$(13,165)	2007
Arbor Place, Douglasville, GA (F)	64,615	7,862	95,330	19,325	—	7,862	114,655	122,517	(41,209)	1998-1999
Asheville Mall, Asheville, NC	77,663	7,139	58,747	47,054	(805)	6,334	105,801	112,135	(34,920)	1998
Bonita Lakes Mall, Meridian, MS (E)	—	4,924	31,933	4,377	(985)	4,924	35,325	40,249	(14,426)	1997
Brookfield Square, Brookfield, WI (F)	94,385	8,996	84,250	40,867	(18)	9,171	124,924	134,095	(35,038)	2001
Burnsville Center, Burnsville, MN	80,880	12,804	71,355	50,124	(1,157)	16,102	117,024	133,126	(37,790)	1998
Cary Towne Center, Cary, NC	57,960	23,688	74,432	23,507	—	23,701	97,926	121,627	(28,005)	2001
Chapel Hill Mall, Akron, OH	71,329	6,578	68,043	13,383	—	6,578	81,426	88,004	(17,117)	2004
CherryVale Mall, Rockford, IL	84,234	11,892	63,973	49,974	(1,667)	11,608	112,564	124,172	(28,792)	2001
Chesterfield Mall, Chesterfield, MO	138,737	11,083	282,140	(762)	—	11,083	281,378	292,461	(40,666)	2007
Citadel Mall, Charleston, SC	70,112	10,990	44,008	6,006	(1,289)	10,154	49,561	59,715	(14,907)	2001
College Square, Morristown, TN (E)	—	2,954	17,787	22,825	(88)	2,866	40,612	43,478	(16,519)	1987-1988
Columbia Place, Columbia, SC	27,349	1,526	52,348	(47,315)	(423)	1,103	5,033	6,136	(48)	2002
Cross Creek Mall, Fayetteville, NC	140,000	19,155	104,353	7,340	—	19,155	111,693	130,848	(24,340)	1989-1991
Eastland Mall, Bloomington, IL	59,400	5,746	75,893	6,480	(753)	5,305	82,061	87,366	(19,085)	2003
East Towne Mall, Madison, WI	71,819	4,496	63,867	39,078	(366)	4,130	102,945	107,075	(28,684)	2005
EastGate Mall, Cincinnati, OH	43,393	13,046	44,949	24,027	(879)	12,167	68,976	81,143	(20,196)	2002
Fashion Square, Saginaw, MI	49,472	15,218	64,970	10,688	—	15,218	75,658	90,876	(22,656)	2001
Fayette Mall, Lexington, KY	182,931	20,707	84,267	43,187	11	20,718	127,454	148,172	(33,692)	2001
Frontier Mall, Cheyenne, WY (E)	—	2,681	15,858	15,346	—	2,681	31,204	33,885	(16,767)	2001
Foothills Mall, Maryville, TN (F)	—	4,536	14,901	11,380	—	4,536	26,281	30,817	(17,269)	1984-1985
Georgia Square, Athens, GA (E)	—	2,982	31,071	30,977	(31)	2,951	62,048	64,999	(35,957)	1996
Greenbriar Mall, Chesapeake, VA	78,539	3,181	107,355	7,772	(626)	2,555	115,127	117,682	(23,194)	1982
Hamilton Place, Chattanooga, TN	108,038	2,422	40,757	37,448	(441)	1,981	78,205	80,186	(34,734)	2004

SCHEDULE III
CBL & ASSOCIATES PROPERTIES, INC.
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2011
(In thousands)

		Initial Cost(A)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (B)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D)	Date of Construction / Acquisition
Hanes Mall, Winston-Salem, NC	158,289	17,176	133,376	42,742	(948)	16,808	175,538	192,346	(47,092)	1986-1987
Harford Mall, Bel Air, MD (E)	—	8,699	45,704	21,196	—	8,699	66,900	75,599	(14,513)	2001
Hickory Hollow Mall, Nashville, TN	25,058	13,813	111,431	(112,447)	—	1,767	11,030	12,797	(861)	2003
Hickory Point, (Forsyth) Decatur, IL	30,229	10,732	31,728	6,640	(293)	10,440	38,367	48,807	(11,373)	1998
Honey Creek Mall, Terre Haute, IN	31,782	3,108	83,358	8,871	—	3,108	92,229	95,337	(19,070)	2005
JC Penney Store, Maryville, TN (E)	—	—	2,650	—	—	—	2,650	2,650	(1,811)	2004
Janesville Mall, Janesville, WI	6,623	8,074	26,009	7,650	—	8,074	33,659	41,733	(11,204)	1983
Jefferson Mall, Louisville, KY	35,994	13,125	40,234	20,367	—	13,125	60,601	73,726	(17,649)	1998
The Lakes Mall, Muskegon, MI (E)	—	3,328	42,366	9,182	—	3,328	51,548	54,876	(18,505)	2001
Lakeshore Mall, Sebring, FL (E)	—	1,443	28,819	5,759	(169)	1,274	34,578	35,852	(16,190)	2000-2001
Laurel Park, Livonia, MI	46,559	13,289	92,579	8,433	—	13,289	101,012	114,301	(24,901)	1991-1992
Layton Hills Mall, Layton, UT	100,200	20,464	99,836	11,431	(275)	20,189	111,267	131,456	(25,226)	2005
Lee's Sumitt Land	—	10,992		315	—	10,992	315	11,307	—	2005
Madison Square, Huntsville, AL (E)	—	17,596	39,186	19,435	—	17,596	58,621	76,217	(17,098)	2009
Mall Del Norte, Laredo, TX (F)	113,400	21,734	142,049	44,240	—	21,734	186,289	208,023	(44,513)	1984
Mall of Acadiana, Lafayette, LA	140,199	22,511	145,769	5,947	—	22,511	151,716	174,227	(45,053)	2004
Meridian Mall, Lansing, MI (E)	—	529	103,678	63,352	—	2,232	165,327	167,559	(55,708)	2005
Midland Mall, Midland, MI	35,201	10,321	29,429	8,223	—	10,321	37,652	47,973	(12,032)	1998
Mid Rivers Mall, St. Peters, MO	91,039	16,384	170,582	6,885		16,384	177,467	193,851	(26,474)	2001
Monroeville Mall, Pittsburgh, PA	110,383	21,479	177,214	33,577	—	22,380	209,890	232,270	(43,234)	2007
Northgate Mall, Chattanooga, TN	—	2,330	8,960	—	—	2,330	8,960	11,290	(57)	2004
Northpark Mall, Joplin, MO	35,134	9,977	65,481	29,950	—	10,962	94,446	105,408	(22,159)	2004
Northwoods Mall, Charleston, SC	51,534	14,867	49,647	17,166	(2,339)	12,528	66,813	79,341	(19,181)	2001
Oak Hollow Mall B & N, High Point, NC	—	893	1,870	—	—	893	1,870	2,763	(1,563)	1994-1995
Old Hickory Mall, Jackson, TN	28,542	15,527	29,413	5,654	—	15,527	35,067	50,594	(10,648)	2005
Outlet Shoppes at Oklahoma City, Oklahoma City, OK	60,000	8,365	50,268		—	8,365	50,268	58,633	(1,089)	2001

SCHEDULE III
CBL & ASSOCIATES PROPERTIES, INC.
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2011
(In thousands)

		Initial Cost(A)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (B)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D)	Date of Construction / Acquisition
Panama City Mall, Panama City, FL	—	9,017	37,454	19,212	—	12,168	53,515	65,683	(13,110)	2002
Parkdale Mall, Beaumont, TX	93,713	23,850	47,390	45,298	(307)	23,543	92,688	116,231	(23,174)	2001
Park Plaza Mall, Little Rock, AR	98,099	6,297	81,638	34,417	—	6,304	116,048	122,352	(30,013)	2004
Parkway Place Mall, Huntsville, AL	41,004	6,364	67,067	482		6,364	67,549	73,913	(3,591)	2010
Pearland Town Center, Pearland, TX	18,264	16,300	108,615	10,679	(165)	15,644	119,785	135,429	(16,558)	2008
Post Oak Mall, College Station, TX (E)	—	3,936	48,948	3,128	(327)	3,608	52,077	55,685	(22,607)	1984-1985
Randolph Mall, Asheboro, NC	12,444	4,547	13,927	8,063	—	4,547	21,990	26,537	(6,656)	2001
Regency Mall, Racine, WI	28,225	3,384	36,839	12,976	—	4,244	48,955	53,199	(15,168)	2001
Richland Mall, Waco, TX (E)	—	9,874	34,793	7,249	—	9,888	42,028	51,916	(11,728)	2002
RiverGate Mall, Nashville, TN	87,500	17,896	86,767	25,891	—	17,896	112,658	130,554	(37,945)	1998
River Ridge Mall, Lynchburg, VA (E)	—	4,824	59,052	6,452	(94)	4,731	65,503	70,234	(11,146)	2003
South County Center, Mehlville, MO	73,378	15,754	159,249	2,700		15,754	161,949	177,703	(23,709)	2007
Southaven Town Ctr, Southaven, MS	42,598	8,255	29,380	7,959	—	8,577	37,017	45,594	(9,326)	2005
Southpark Mall, Colonial Heights, VA	31,384	9,501	73,262	20,908	—	9,503	94,168	103,671	(21,134)	2003
Stroud Mall, Stroudsburg, PA	35,621	14,711	23,936	19,950	—	14,711	43,886	58,597	(12,156)	1998
St. Clair Square, Fairview Heights, IL	125,000	11,027	75,620	31,555	—	11,027	107,175	118,202	(37,214)	1996
Sunrise Mall, Brownsville, TX (E)	—	11,156	59,047	5,528	—	11,156	64,575	75,731	(20,415)	2003
Towne Mall, Franklin, OH	—	3,101	17,033	(18,041)	(641)	223	1,229	1,452	(84)	2001
Turtle Creek Mall, Hattiesburg, MS (E)	—	2,345	26,418	9,284	—	3,535	34,512	38,047	(17,087)	1993-1995
Valley View, Roanoke, VA	63,459	15,985	77,771	14,928	(37)	15,962	92,685	108,647	(19,508)	2003
Volusia Mall, Daytona, FL	54,672	2,526	120,242	10,448	—	2,526	130,690	133,216	(25,425)	2004
Walnut Square, Dalton, GA (E)	—	50	15,138	16,833	—	50	31,971	32,021	(15,552)	1984-1985
Wausau Center, Wausau, WI	19,562	5,231	24,705	16,534	(5,231)	—	41,239	41,239	(13,167)	2001
West Towne Mall, Madison, WI	101,444	9,545	83,084	39,481	—	9,545	122,565	132,110	(33,377)	2007
WestGate Mall, Spartanburg, SC	44,703	2,149	23,257	42,448	(432)	1,742	65,680	67,422	(29,339)	2002
Westmoreland Mall, Greensburg, PA	66,344	4,621	84,215	12,668	—	4,621	96,883	101,504	(26,032)	1995
York Galleria, York, PA	56,905	5,757	63,316	8,845	—	5,757	72,161	77,918	(23,519)	2002

SCHEDULE III
CBL & ASSOCIATES PROPERTIES, INC.
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2011
(In thousands)

		Initial Cost(A)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (B)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D)	Date of Construction / Acquisition
ASSOCIATED CENTER
Annex at Monroeville, Monroeville, PA	—	716	29,496	(945)	—	716	28,551	29,267	(5,364)	2004
Bonita Crossing, Meridian, MS (E)	—	794	4,786	8,797	—	794	13,583	14,377	(4,612)	1997
Chapel Hill Surban, Akron, OH	—	925	2,520	935	—	925	3,455	4,380	(599)	2004
CoolSprings Crossing , Nashville, TN	13,320	2,803	14,985	4,548	—	3,554	18,782	22,336	(9,414)	1991-1993
Courtyard at Hickory Hollow, Nashville, TN	1,448	3,314	2,771	416	(231)	3,083	3,187	6,270	(1,038)	1998
Eastgate Crossing, Cincinnati, OH	15,608	707	2,424	7,334	—	707	9,758	10,465	(1,879)	2004
Foothills Plaza, Maryville, TN (E)	—	132	2,132	632	—	148	2,748	2,896	(1,857)	2001
Foothills Plaza Expansion, Maryville, TN (E)	—	137	1,960	947	—	141	2,903	3,044	(1,307)	1984-1988
Frontier Square, Cheyenne, WY (E)	—	346	684	344	(86)	260	1,028	1,288	(524)	1984-1988
General Cinema, Athens, GA (E)	—	100	1,082	177	—	100	1,259	1,359	(995)	1985
Gunbarrel Pointe, Chattanooga, TN	11,854	4,170	10,874	3,328	—	4,170	14,202	18,372	(3,544)	1984
Hamilton Corner, Chattanooga, TN	15,885	630	5,532	5,981		734	11,409	12,143	(4,836)	2000
Hamilton Crossing, Chattanooga, TN	10,480	4,014	5,906	6,717	(1,370)	2,644	12,623	15,267	(4,808)	1986-1987
Hamilton Place OutParcel, Chattanooga, TN	—	1,110	1,866	(4)	—	1,110	1,862	2,972	(698)	1987
Harford Annex, Bel Air, MD (E)	—	2,854	9,718	750	—	2,854	10,468	13,322	(2,000)	2007
The Landing at Arbor Place, Douglasville, GA	7,294	4,993	14,330	798	(748)	4,245	15,128	19,373	(6,120)	2003
Layton Convenience Ctr, Layton Hills, UT	—	—	8	904	—	—	912	912	(176)	1998-1999
Layton Hills Plaza, Layton Hills, UT	—	—	2	225	—	—	227	227	(91)	2005
Madison Plaza, Huntsville, AL (E)	—	473	2,888	3,678	—	473	6,566	7,039	(3,361)	2005
The Plaza at Fayette Mall, Lexington, KY	41,388	9,531	27,646	4,083	—	9,531	31,729	41,260	(6,244)	1984
Parkdale Crossing, Beaumont, TX	—	2,994	7,408	1,926	(355)	2,639	9,334	11,973	(2,217)	2006
Pemberton Plaza, Vicksburg, MS	1,817	1,284	1,379	199	—	1,284	1,578	2,862	(428)	2002
The Shoppes At Hamilton Place, Chattanooga, TN (E)	—	4,894	11,700	386	—	4,894	12,086	16,980	(2,667)	2004

SCHEDULE III
CBL & ASSOCIATES PROPERTIES, INC.
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2011
(In thousands)

		Initial Cost(A)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (B)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D)	Date of Construction / Acquisition
Sunrise Commons, Brownsville, TX (E)	—	1,013	7,525	329	—	1,013	7,854	8,867	(1,684)	2003
The Shoppes at Panama City, Panama City, FL (E)	—	1,010	8,294	781	(318)	896	8,871	9,767	(1,595)	2003
The Shoppes at St. Clair, Fairview Heights, IL	20,975	8,250	23,623	536	(5,044)	3,206	24,159	27,365	(4,921)	2004
The Terrace, Chattanooga, TN	14,467	4,166	9,929	7,544	—	6,536	15,103	21,639	(3,268)	2007
Village at Rivergate, Nashville, TN	—	2,641	2,808	1,031	—	2,641	3,839	6,480	(1,227)	1997
West Towne Crossing, Madison, WI (E)	—	1,151	2,955	311	—	1,151	3,266	4,417	(834)	1998
WestGate Crossing, Spartanburg, SC (E)	—	1,082	3,422	5,106	—	1,082	8,528	9,610	(2,971)	1998
Westmoreland South, Greensburg, PA	—	2,898	21,167	8,171	—	2,898	29,338	32,236	(6,503)	1997
								—		2002
COMMUNITY CENTER
Cobblestone Village, Palm Coast, FL (E)	—	5,196	12,070	(1,494)		3,630	12,142	15,772	(1,416)	2007
The Promenade at D'lberville, D'lberville, MS	58,000	16,278	48,806	3,062	(228)	16,357	51,561	67,918	(5,034)	2009
Massard Crossing, Ft Smith, AZ	5,318	2,879	5,176	394	—	2,879	5,570	8,449	(1,487)	2004
Settler's Ridge-Phase II, Robinson Township, PA	—	1,011	14,922	8	—	1,011	14,930	15,941	(232)	2007
The Forum at Grand View, Madison, MS	12,223	9,234	17,285	(181)	(288)	9,046	17,004	26,050	(496)	2010
Willowbrook Land, Houston, TX	—			7,953	—	—	7,953	7,953	(889)	2007
Willowbrook Plaza, Houston, TX	27,213	15,079	27,376	527	(149)	14,930	27,903	42,833	(7,337)	2007
Statesboro Crossing, Statesboro, GA	13,611	2,855	17,805	366	(236)	2,839	17,951	20,790	(1,803)	2004
								—		2008
OFFICE
CBL Center, Chattanooga, TN	12,843	140	24,675	(521)	—	140	24,154	24,294	(11,087)	2001
CBL Center II, Chattanooga, TN	9,079	—	13,648	978	—	—	14,626	14,626	(1,999)	2008
Lake Point Office Build, Greensboro, NC	—	1,435	14,261	294	—	1,435	14,555	15,990	(3,020)	2007
Oak Branch Business Center, Greensboro, NC	—	535	2,192	(163)	—	535	2,029	2,564	(291)	2007

SCHEDULE III
CBL & ASSOCIATES PROPERTIES, INC.
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2011
(In thousands)

		Initial Cost(A)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (B)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D)	Date of Construction / Acquisition
One Oyster Point, Newport News	—	1,822	3,623	54	—	1,822	3,677	5,499	(679)	2007
Pearland Office, Pearland, TX	—	—	7,849	1,341	—	—	9,190	9,190	(748)	2009
Peninsula Business Center I, Newport News	—	887	1,440	231	—	887	1,671	2,558	(409)	2007
Peninsula Business Center II, Newport News	—	1,654	873	39	—	1,654	912	2,566	(463)	2007
Sun Trust Bank Building, Greensboro, NC	—	941	18,417	200	—	941	18,617	19,558	(2,856)	-
Two Oyster Point, Newport News	—	1,543	3,974	176	—	1,543	4,150	5,693	(823)	2007
840 Greenbrier Circle, Chesapeake	—	2,096	3,091	(184)	—	2,096	2,907	5,003	(504)	2007
850 Greenbrier Circle, Chesapeake	—	3,154	6,881	491	—	3,154	7,372	10,526	(1,661)	2007
1500 Sunday Drive, Raleigh, NC	—	812	8,872	378	—	812	9,250	10,062	(1,793)	2007
Pearland Hotel, Pearland, TX	—	—	16,149	289	—	—	16,438	16,438	(1,921)	2007
Pearland Residential Mgmt, Pearland, TX	—	—	9,666	9	—	—	9,675	9,675	(918)	2008
								—		2008
DISPOSITIONS
Oak Hollow Square, High Point, NC (H)	—	8,609	9,097	(3,673)	—	—	14,033	14,033	—	1986
Oak Hollow Mall, High Point, NC		4,344	54,775	(59,119)	—	—	—	—	—	2006
Westridge Square, Greensboro, NC		13,403	15,837	(29,240)	—	—	—	—	—	2007
								—		2009
Other - Land		1,847	3,364	94	(790)	1,057	3,458	4,515	(1,381)

Developments in progress consisting of construction and Development Properties (F)	436,887	—	—	—	—	—	124,707	124,707
TOTALS	4,489,355	905,104	5,589,129	1,182,048	(33,169)	851,303	6,916,516	7,767,819	(1,762,149)

SCHEDULE III
CBL & ASSOCIATES PROPERTIES, INC.
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2011
(In thousands)

(A)	Initial cost represents the total cost capitalized including carrying cost at the end of the first fiscal year in which the property opened or was acquired.

(B)	Encumbrances represent the mortgage notes payable balance at December 31, 2011.

(C)	The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $6.979 billion.

(D)	Depreciation for all properties is computed over the useful life which is generally 40 years for buildings, 10-20 years for certain improvements and 7 to 10 years for equipment and fixtures.

(E)	Property is pledged as collateral on a secured line of credit.

(F)	Only certain parcels at these Properties have been pledged as collateral on a secured line of credit.

(G)	Includes non-property mortgages and credit line mortgages.

(H)	Asset balance is classified as held for sale.

CBL & ASSOCIATES PROPERTIES, INC.

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

The changes in real estate assets and accumulated depreciation for the years ending December 31, 2011, 2010, and 2009 are set forth below (in thousands):

	Year Ended December 31,
	2011	2010	2009
REAL ESTATE ASSETS:
Balance at beginning of period	$8,611,331	$8,600,875	$8,631,653
Additions during the period:
Additions and improvements	202,006	170,696	201,903
Acquisitions of real estate assets	10,550	72,907	—
Deductions during the period:
Disposals, deconsolidations and accumulated depreciation on impairments	(999,685)	(183,762)	(57,833)
Transfers from real estate assets	(476)	(23,950)	(59,986)
Impairment of real estate assets	(55,907)	(25,435)	(114,862)
Balance at end of period	$7,767,819	$8,611,331	$8,600,875

ACCUMULATED DEPRECIATION:
Balance at beginning of period	$1,721,194	$1,505,840	$1,310,173
Depreciation expense	260,847	268,386	292,228
Accumulated depreciation on real estate assets sold, retired or deconsolidated and on impairments	(219,892)	(53,032)	(96,561)
Balance at end of period	$1,762,149	$1,721,194	$1,505,840

Schedule IV
CBL & ASSOCIATES PROPERTIES, INC.
MORTGAGE NOTES RECEIVABLE ON REAL ESTATE
AT DECEMBER 31, 2011
(In thousands)

Name Of Center/Location	Interest Rate		Final Maturity Date	Monthly Payment Amount (1)			Balloon Payment At Maturity	Prior Liens	Face Amount Of Mortgage	Carrying Amount Of Mortgage (2)	Principal Amount Of Mortgage Subject To Delinquent Principal Or Interest
FIRST MORTGAGES:
Coastal Grand-MyrtleBeach - Myrtle Beach, SC	7.75%		Oct-2014	$58	(3)		$9,000	None	$9,000	$9,000	$—
New Garden Crossing - Greensboro, NC	Variable	(5)	Aug-2012	4			530	None	609	530	—
One Park Place - Chattanooga, TN	4.26%		Apr-2012	21			2,007	None	3,200	2,073	—
Village Square - Houghton Lake, MI and Village at Wexford - Cadillac, MI	5.50%		Mar-2012	12	(3)	(4)	2,600	None	2,600	2,600	—
OTHER	2.79% - 13.0%	(6) (7)	Jul-2011/ Jan-2047	28			20,924		21,617	20,036	56
				$123			$35,061		$37,026	$34,239	$56

(1)  Equal monthly installments comprised of principal and interest, unless otherwise noted.
(2)  The aggregate carrying value for federal income tax purposes was $34,239 at December 31, 2011.
(3)  Payment represents interest only.
(4)  There were no loans included in the schedule above which were extended or renewed during the year ended December 31, 2011.
(5)  Variable-rate note that bears interest at LIBOR plus 3.50%.
(6)  Mortgage and other notes receivable aggregated in Other included a variable-rate note that bears interest at prime plus 2.0%, currently at 5.00%.
(7) Includes the impact of discounts to the face amount of the related notes receivable totaling $888.

The changes in mortgage notes receivable were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Beginning balance	$30,519	$38,208	$58,961
Additions	15,334	1,001	6,690
Receipt of land in lieu of payment	(2,235)	—	(6,398)
Non-cash transfer	—	(7,081)	—
Write-off of uncollectible amounts	(1,900)	—	(276)
Payments	(7,479)	(1,609)	(20,769)
Ending balance	$34,239	$30,519	$38,208

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended through May 2, 2011 (dd)
3.2	Amended and Restated Bylaws of the Company, as amended through May 2, 2011 (dd)
4.1	See Amended and Restated Certificate of Incorporation of the Company, as amended, and Amended and Restated Bylaws of the Company relating to the Common Stock, Exhibits 3.1 and 3.2 above
4.2	Certificate of Designations, dated June 25, 1998, relating to the 9.0% Series A Cumulative Redeemable Preferred Stock (e)
4.3	Certificate of Designation, dated April 30, 1999, relating to the Series 1999 Junior Participating Preferred Stock (e)
4.4	Terms of Series J Special Common Units of the Operating Partnership, pursuant to Article 4.4 of the Second Amended and Restated Partnership Agreement of the Operating Partnership (e)
4.5	Certificate of Designations, dated June 11, 2002, relating to the 8.75% Series B Cumulative Redeemable Preferred Stock (f)
4.6	Acknowledgement Regarding Issuance of Partnership Interests and Assumption of Partnership Agreement (h)
4.7	Certificate of Designations, dated August 13, 2003, relating to the 7.75% Series C Cumulative Redeemable Preferred Stock (g)
4.8	Certificate of Correction of the Certificate of Designations relating to the 7.75% Series C Cumulative Redeemable Preferred Stock (j)
4.9	Certificate of Designations, dated December 10, 2004, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (j)
4.9.1	Amended and Restated Certificate of Designations, dated February 25, 2010, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (y)
4.9.2	Second Amended and Restated Certificate of Designations, dated October 14, 2010, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (aa)
4.10	Terms of the Series S Special Common Units of the Operating Partnership, pursuant to the Third Amendment to the Second Amended and Restated Partnership Agreement of the Operating Partnership (k)
4.11	Terms of the Series L Special Common Units of the Operating Partnership, pursuant to the Fourth Amendment to the Second Amended and Restated Partnership Agreement of the Operating Partnership (n)
4.12	Terms of the Series K Special Common Units of the Operating Partnership, pursuant to the First Amendment to the Third Amended and Restated Partnership Agreement of the Operating Partnership (n)
10.1	Fourth Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated November 2, 2010 (bb)
10.2	Property Management Agreement between the Operating Partnership and the Management Company (a)
10.3	Property Management Agreement relating to Retained Properties (a)
10.4	Subscription Agreement relating to purchase of the Common Stock and Preferred Stock of the Management Company (a)
10.5.1	CBL & Associates Properties, Inc. Second Amended and Restated Stock Incentive Plan† (z)
10.5.2	Form of Non-Qualified Stock Option Agreement for all participants† (h)
10.5.3	Form of Stock Restriction Agreement for restricted stock awards† (h)
10.5.4	Form of Stock Restriction agreement for restricted stock awards with annual installment vesting† (i)
10.5.5	Form of Stock Restriction Agreement for restricted stock awards in 2004 and 2005† (l)
10.5.6	Form of Stock Restriction Agreement for restricted stock awards in 2006 and subsequent years† (q)
10.5.7	First Amendment to CBL & Associates Properties, Inc. Second Amended and Restated Stock Incentive Plan† (ee)
10.6	Form of Indemnification Agreements between the Company and the Management Company and their officers and directors (a)

Exhibit Number	Description
10.7.1	Employment Agreement for Charles B. Lebovitz† (a)
10.7.2	Employment Agreement for John N. Foy† (a)
10.7.3	Employment Agreement for Stephen D. Lebovitz† (a)
10.7.4	Summary Description of CBL & Associates Properties, Inc. Director Compensation Arrangements†
10.8.1	Option Agreement relating to certain Retained Properties (a)
10.8.2	Option Agreement relating to Outparcels (a)
10.9.1	Property Partnership Agreement relating to Hamilton Place (a)
10.9.2	Property Partnership Agreement relating to CoolSprings Galleria (a)
10.10.1	Acquisition Option Agreement relating to Hamilton Place (a)
10.10.2	Acquisition Option Agreement relating to the Hamilton Place Centers (a)
10.11.1	Second Amended and Restated Credit Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et al., dated as of November 2, 2009 (x)
10.11.2
Letter Agreement, dated October 19, 2010, concerning Second Amended and Restated Credit Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et al., dated as of November 2, 2009 (cc)

10.11.3
First Amendment to Second Amended and Restated Credit Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et al., dated as of June 29, 2011 (ee)

10.11.4
Letter Agreement, dated July 12, 2011, concerning First Amendment to Second Amended and Restated Credit Agreement by and among the Operating Partnership and the Company and Wells Fargo Bank, National Association, et. al., dated as of June 29, 2011 (ee)

10.12.1	Master Contribution Agreement, dated as of September 25, 2000, by and among the Company, the Operating Partnership and the Jacobs entities (c)
10.12.2	Amendment to Master Contribution Agreement, dated as of September 25, 2000, by and among the Company, the Operating Partnership and the Jacobs entities (o)
10.13.1	Share Ownership Agreement by and among the Company and its related parties and the Jacobs entities, dated as of January 31, 2001 (d)
10.13.2	Voting and Standstill Agreement dated as of September 25, 2000 (o)
10.13.3	Amendment, effective as of January 1, 2006, to Voting and Standstill Agreement dated as of September 25, 2000 (p)
10.14.1	Registration Rights Agreement by and between the Company and the Holders of SCU’s listed on Schedule A thereto, dated as of January 31, 2001 (d)
10.14.2	Registration Rights Agreement by and between the Company and Frankel Midland Limited Partnership, dated as of January 31, 2001 (d)
10.14.3	Registration Rights Agreement by and between the Company and Hess Abroms Properties of Huntsville, dated as of January 31, 2001 (d)
10.14.4	Registration Rights Agreement by and between the Company and the Holders of Series S Special Common Units of the Operating Partnership listed on Schedule A thereto, dated July 28, 2004 (k)
10.14.5	Form of Registration Rights Agreements between the Company and Certain Holders of Series K Special Common Units of the Operating Partnership, dated as of November 16, 2005 (n)
10.15.1	Amended and Restated Loan Agreement between the Operating Partnership, The Lakes Mall, LLC, Lakeshore/Sebring Limited Partnership and First Tennessee Bank National Association, dated July 29, 2010 (z)
10.15.2
Amended and Restated Loan Agreement between the Operating Partnership, The Lakes Mall, LLC, Lakeshore/Sebring Limited Partnership and First Tennessee Bank National Association, dated November 2, 2010 (cc)

10.15.3
Amended and Restated Loan Agreement between the Operating Partnership, The Lakes Mall, LLC, Lakeshore/Sebring Limited Partnership and First Tennessee Bank National Association, dated June 15, 2011 (ee)

10.16
Amended and Restated Limited Liability Company Agreement of JG Gulf Coast Town Center LLC by and between JG Gulf Coast Member LLC, an Ohio limited liability company and CBL/Gulf Coast, LLC, a Florida limited liability company, dated April 27, 2005 (n)

Exhibit Number	Description
10.17.1	Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Oak Park Mall named therein, dated as of October 17, 2005 (n)
10.17.2	First Amendment to Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Oak Park Mall named therein, dated as of November 8, 2005 (n)
10.17.3	Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Eastland Mall named therein, dated as of October 17, 2005 (n)
10.17.4	First Amendment to Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Eastland Mall named therein, dated as of November 8, 2005 (n)
10.17.5	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and the owners of Hickory Point Mall named therein, dated as of October 17, 2005 (n)
10.17.6	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and the owner of Eastland Medical Building, dated as of October 17, 2005 (n)
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

10.23.1	Seventh Amended and Restated Credit Agreement between CBL & Associates Limited Partnership and Wells Fargo Bank, National Association, et al., dated September 28, 2009 (w)
10.23.2	First Amendment to Seventh Amended and Restated Credit Agreement between CBL & Associates Limited Partnership and Wells Fargo Bank, National Association, et al., dated July 26, 2011 (ee)
10.24	Narrative Summary of Material Terms of Aircraft Purchase Effective June 1, 2011 (ee)
12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends
14.1	Second Amended And Restated Code Of Business Conduct And Ethics Of CBL & Associates Properties, Inc., CBL & Associates Management, Inc. And Their Affiliates (r)
21	Subsidiaries of the Company

Exhibit Number	Description
23	Consent of Deloitte & Touche LLP
24	Power of Attorney
31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

(a)	Incorporated by reference to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 33-67372), as filed with the Commission on January 27, 1994.*

(b)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.*

(c)	Incorporated by reference from the Company's Current Report on Form 8-K/A, filed on October 27, 2000.*

(d)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on February 6, 2001.*
(e) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

(f)	Incorporated by reference from the Company's Current Report on Form 8-K, dated June 10, 2002, filed on June 17, 2002.*

(g)	Incorporated by reference from the Company's Registration Statement on Form 8-A, filed on August 21, 2003.*

(h)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*

(i)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.*

(j)	Incorporated by reference from the Company's Registration Statement on Form 8-A, filed on December 10, 2004.*

(k)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.*

(l)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on May 13, 2005.*

(m)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.*

(n)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on November 22, 2005.*

(o)	Incorporated by reference from the Company's Proxy Statement dated December 19, 2000 for the Special Meeting of Shareholders held January 19, 2001.*

(p)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.*

(q)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on May 24, 2006.*

(r)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on November 9, 2007.*

(s)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

(t)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

(u)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

(v)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

(w)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on September 30, 2009.*

(x)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on November 5, 2009.*

(y)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on March 1, 2010.*

(z)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.*

(aa)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on October 18, 2010.*

(bb)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on November 5, 2010.*

(cc)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.*

(dd)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on May 4, 2011.*

(ee)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.*

†	A management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.

* Commission File No. 1-12494

** Pursuant to Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.