Form 10-K/A
period 2011-12-31
CBL & ASSOCIATES PROPERTIES INC
filed 2012-03-30
CIK 910612

UNITED STATES OF AMERICA
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
Registrant's telephone number, including area code: 423.855.0001
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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, initially filed on February 29, 2012 (“Form 10-K”), is revised by this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to include the separate financial statements of JG Gulf Coast Town Center, LLC (“Gulf Coast”) and Triangle Town Member, LLC (“Triangle”), in accordance with Rule 3-09 of Regulation S-X (“Rule 3-09”), as new Exhibits 99.1 and 99.2, respectively, in Part IV, Item 15, Exhibits, Financial Statement Schedules (“Item 15”). Gulf Coast and Triangle represent unconsolidated affiliates, each of which met the conditions of a significant subsidiary pursuant to Rule 3-09(a) and Rule 1-02(w) of Regulation S-X as of and for the year ended December 31, 2009. In accordance with Rule 3-09(b)(1), the separate financial statements of Gulf Coast and Triangle are being filed as an amendment to our Form 10-K, within 90 days after the end of our fiscal year, as they were not available prior to the filing of our Form 10-K.

In addition, this Amendment No. 1 revises Item 15 to include a replacement for Exhibit 24, to correct a typographical error in the original, and new Exhibits 31.1, 31.2, 32.1 and 32.2, certifications of the Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and (b), and new Exhibits 23.2 and 23.3, consents of Deloitte & Touche LLP.

Except as described above, no other amendments are being made to the Form 10-K. This Amendment No. 1 does not update or modify the disclosure contained in our Form 10-K in any way other than as required to reflect the items discussed above and does not reflect events occurring after the February 29, 2012 filing of our Form 10-K.

1

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the Years Ended
December 31, 2011, 2010 and 2009

Consolidated Statements of Equity for the Years
Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

The Consolidated Financial Statements above are incorporated by reference from the Annual Report on Form 10-K of CBL & Associates Properties, Inc. filed on February 29, 2012.

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

The Consolidated Financial Statement Schedules above are incorporated by reference from the Annual Report on Form 10-K of CBL & Associates Properties, Inc. filed on February 29, 2012.

(3)	Exhibits

The Exhibit Index attached to this report is incorporated by reference into this Item 15(a)(3).

2

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBL & ASSOCIATES PROPERTIES, INC.
(Registrant)

By: /s/ John N. Foy
John N. Foy
Vice Chairman of the Board, Chief Financial Officer, Treasurer and Secretary
Dated: March 30, 2012

#3

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

#4

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

#5

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

10.23.1	Seventh Amended and Restated Credit Agreement between CBL & Associates Limited Partnership and Wells Fargo Bank, National Association, et al., dated September 28, 2009 (w)
10.23.2	First Amendment to Seventh Amended and Restated Credit Agreement between CBL & Associates Limited Partnership and Wells Fargo Bank, National Association, et al., dated July 26, 2011 (ee)
10.24	Narrative Summary of Material Terms of Aircraft Purchase Effective June 1, 2011 (ee)
12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends (ff)
14.1	Second Amended And Restated Code Of Business Conduct And Ethics Of CBL & Associates Properties, Inc., CBL & Associates Management, Inc. And Their Affiliates (r)
21	Subsidiaries of the Company (ff)

#6

Exhibit Number	Description
23	Consent of Deloitte & Touche LLP (ff)
23.2	Consent of Independent Auditors - Deloitte & Touche LLP
23.3	Consent of Independent Auditors - Deloitte & Touche LLP
24	Power of Attorney
31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Financial Statements of JG Gulf Coast Town Center, LLC
99.2	Financial Statements of Triangle Town Member, LLC
101.INS	XBRL Instance Document** (ff)
101.SCH	XBRL Taxonomy Extension Schema Document** (ff)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document** (ff)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document** (ff)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document** (ff)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document** (ff)

(a)	Incorporated by reference to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 33-67372), as filed with the Commission on January 27, 1994.*

(b)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.*

(c)	Incorporated by reference from the Company's Current Report on Form 8-K/A, filed on October 27, 2000.*

(d)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on February 6, 2001.*
(e) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

(f)	Incorporated by reference from the Company's Current Report on Form 8-K, dated June 10, 2002, filed on June 17, 2002.*

(g)	Incorporated by reference from the Company's Registration Statement on Form 8-A, filed on August 21, 2003.*

(h)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*

(i)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.*

(j)	Incorporated by reference from the Company's Registration Statement on Form 8-A, filed on December 10, 2004.*

(k)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.*

(l)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on May 13, 2005.*

(m)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.*

(n)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on November 22, 2005.*

(o)	Incorporated by reference from the Company's Proxy Statement dated December 19, 2000 for the Special Meeting of Shareholders held January 19, 2001.*

(p)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.*

(q)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on May 24, 2006.*

(r)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on November 9, 2007.*

#7

(s)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

(t)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

(u)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

(v)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

(w)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on September 30, 2009.*

(x)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on November 5, 2009.*

(y)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on March 1, 2010.*

(z)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.*

(aa)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on October 18, 2010.*

(bb)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on November 5, 2010.*

(cc)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.*

(dd)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on May 4, 2011.*

(ee)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.*

(ff)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011.*

†	A management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.

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

#8