Form 10-Q
period 2012-03-31
CBL & ASSOCIATES PROPERTIES INC
filed 2012-05-10
CIK 910612

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012
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
As of April 30, 2012, there were 148,716,955 shares of common stock, par value $0.01 per share, outstanding.

CBL & Associates Properties, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1:   Financial Statements

CBL & Associates Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

ASSETS	March 31, 2012	December 31, 2011
Real estate assets:
Land	$851,157	$851,303
Buildings and improvements	6,779,274	6,777,776
	7,630,431	7,629,079
Accumulated depreciation	(1,814,121)	(1,762,149)
	5,816,310	5,866,930
Held for sale	—	14,033
Developments in progress	127,407	124,707
Net investment in real estate assets	5,943,717	6,005,670
Cash and cash equivalents	61,669	56,092
Receivables:
Tenant, net of allowance for doubtful accounts of $1,900 and $1,760 in 2012 and 2011, respectively	69,317	74,160
Other, net of allowance for doubtful accounts of $1,269 and $1,400 in 2012 and 2011, respectively	9,535	11,592
Mortgage and other notes receivable	33,688	34,239
Investments in unconsolidated affiliates	304,573	304,710
Intangible lease assets and other assets	209,609	232,965
	$6,632,108	$6,719,428

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness	$4,459,248	$4,489,355
Accounts payable and accrued liabilities	270,782	303,577
Total liabilities	4,730,030	4,792,932
Commitments and contingencies (Notes 5 and 11)
Redeemable noncontrolling interests:
Redeemable noncontrolling partnership interests	36,596	32,271
Redeemable noncontrolling preferred joint venture interest	423,777	423,834
Total redeemable noncontrolling interests	460,373	456,105
Shareholders' equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized:
7.75% Series C Cumulative Redeemable Preferred Stock, 460,000 shares outstanding	5	5
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding	18	18
Common stock, $.01 par value, 350,000,000 shares authorized, 148,689,623 and 148,364,037 issued and outstanding in 2012 and 2011, respectively	1,487	1,484
Additional paid-in capital	1,658,893	1,657,927
Accumulated other comprehensive income	4,832	3,425
Dividends in excess of cumulative earnings	(416,826)	(399,581)
Total shareholders' equity	1,248,409	1,263,278
Noncontrolling interests	193,296	207,113
Total equity	1,441,705	1,470,391
	$6,632,108	$6,719,428
The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
REVENUES:
Minimum rents	$160,788	$170,914
Percentage rents	3,466	3,740
Other rents	5,313	5,008
Tenant reimbursements	70,487	76,810
Management, development and leasing fees	2,469	1,337
Other	8,149	9,360
Total revenues	250,672	267,169

OPERATING EXPENSES:
Property operating	38,361	40,159
Depreciation and amortization	63,157	67,699
Real estate taxes	22,846	24,326
Maintenance and repairs	13,156	16,008
General and administrative	13,800	11,800
Other	6,758	8,303
Total operating expenses	158,078	168,295
Income from operations	92,594	98,874
Interest and other income	1,075	545
Interest expense	(60,060)	(68,213)
Gain on extinguishment of debt	—	581
Gain on sales of real estate assets	587	809
Equity in earnings of unconsolidated affiliates	1,266	1,778
Income tax benefit	228	1,770
Income from continuing operations	35,690	36,144
Operating income (loss) from discontinued operations	(50)	27,750
Gain on discontinued operations	911	14
Net income	36,551	63,908
Net income attributable to noncontrolling interests in:
Operating partnership	(4,362)	(10,451)
Other consolidated subsidiaries	(6,140)	(6,138)
Net income attributable to the Company	26,049	47,319
Preferred dividends	(10,594)	(10,594)
Net income attributable to common shareholders	$15,455	$36,725

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)
(Continued)

	Three Months Ended March 31,
	2012	2011
Basic per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.10	$0.10
Discontinued operations	—	0.15
Net income attributable to common shareholders	$0.10	$0.25
Weighted average common shares outstanding	148,495	148,069

Diluted earnings per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.10	$0.10
Discontinued operations	—	0.15
Net income attributable to common shareholders	$0.10	$0.25
Weighted average common and potential dilutive common shares outstanding	148,538	148,123

Amounts attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$14,783	$15,112
Discontinued operations	672	21,613
Net income attributable to common shareholders	$15,455	$36,725

Dividends declared per common share	$0.22	$0.21

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$36,551	$63,908

Other comprehensive income:
Unrealized holding gain on securities	1,518	1,333
Reclassification to net income of realized loss on securities	—	22
Unrealized gain on hedging instruments	284	562
Total other comprehensive income	1,802	1,917

Comprehensive income	38,353	65,825
Comprehensive income attributable to noncontrolling interests in:
Operating partnership	(4,757)	(10,875)
Other consolidated subsidiaries	(6,140)	(6,138)
Comprehensive income attributable to the Company	$27,456	$48,812

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Partnership Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2011	$34,379	$23	$1,479	$1,657,507	$7,855	$(366,526)	$1,300,338	$223,605	$1,523,943
Net income	1,353	—	—	—	—	47,319	47,319	10,151	57,470
Other comprehensive income	16	—	—	—	1,493	—	1,493	408	1,901
Conversion of operating partnership special common units to shares of common stock	—	—	1	728	—	—	729	(729)	—
Dividends declared - common stock	—	—	—	—	—	(31,150)	(31,150)	—	(31,150)
Dividends declared - preferred stock	—	—	—	—	—	(10,594)	(10,594)	—	(10,594)
Issuance of common stock and restricted common stock	—	—	2	126	—	—	128	—	128
Cancellation of restricted common stock	—	—	—	(109)	—	—	(109)	—	(109)
Exercise of stock options	—	—	1	1,309	—	—	1,310	—	1,310
Accrual under deferred compensation arrangements	—	—	—	13	—	—	13	—	13
Amortization of deferred compensation	—	—	—	980	—	—	980	—	980
Distributions to noncontrolling interests	(2,133)	—	—	—	—	—	—	(11,913)	(11,913)
Adjustment for noncontrolling interests	692	—	—	608	—	—	608	84	692
Adjustment to record redeemable noncontrolling interests at redemption value	(55)	—	—	55	—	—	55	—	55
Balance, March 31, 2011	$34,252	$23	$1,483	$1,660,001	$9,348	$(360,951)	$1,309,904	$221,438	$1,531,342

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands)
(Continued)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Partnership Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2012	$32,271	$23	$1,484	$1,657,927	$3,425	$(399,581)	$1,263,278	$207,113	$1,470,391
Net income	1,089	—	—	—	—	26,049	26,049	4,269	30,318
Other comprehensive income	14	—	—	—	1,407	—	1,407	381	1,788
Redemption of operating partnership common units	—	—	—	—	—	—	—	(6,359)	(6,359)
Dividends declared - common stock	—	—	—	—	—	(32,700)	(32,700)	—	(32,700)
Dividends declared - preferred stock	—	—	—	—	—	(10,594)	(10,594)	—	(10,594)
Issuance of common stock and restricted common stock	—	—	2	282	—	—	284	—	284
Cancellation of restricted common stock	—	—	—	(247)	—	—	(247)	—	(247)
Exercise of stock options	—	—	1	2,337	—	—	2,338	—	2,338
Accrual under deferred compensation arrangements	—	—	—	14	—	—	14	—	14
Amortization of deferred compensation	—	—	—	1,041	—	—	1,041	—	1,041
Distributions to noncontrolling interests	(1,893)	—	—	—	—	—	—	(9,454)	(9,454)
Adjustment for noncontrolling interests	843	—	—	(1,811)	—	—	(1,811)	2,654	843
Adjustment to record redeemable noncontrolling interests at redemption value	4,272	—	—	(4,272)	—	—	(4,272)	—	(4,272)
Balance, March 31, 2012	$36,596	$23	$1,487	$1,658,893	$4,832	$(416,826)	$1,248,409	$193,296	$1,441,705

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,551	$63,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,273	68,067
Net amortization of deferred finance costs and debt premiums	2,071	2,200
Net amortization of intangible lease assets and liabilities	272	(253)
Gain on sales of real estate assets	(587)	(809)
Gain on sale of discontinued operations	(911)	(14)
Write-off of development projects	(124)	—
Share-based compensation expense	1,275	1,073
Net realized loss on sale of available-for-sale securities	—	22
Write-down of mortgage and other notes receivable	—	1,500
Loss on impairment of real estate from discontinued operations	293	2,746
Gain on extinguishment of debt	—	(581)
Gain on extinguishment of debt from discontinued operations	—	(31,434)
Equity in earnings of unconsolidated affiliates	(1,266)	(1,778)
Distributions of earnings from unconsolidated affiliates	3,167	1,459
Provision for doubtful accounts	668	1,422
Change in deferred tax accounts	2,823	(258)
Changes in:
Tenant and other receivables	8,236	6,041
Other assets	756	(1,319)
Accounts payable and accrued liabilities	(24,675)	(33,178)
Net cash provided by operating activities	91,822	78,814

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(42,862)	(31,292)
(Additions) reductions to restricted cash	15,067	(5,076)
Proceeds from sales of real estate assets	35,547	10,322
Payments received on mortgage and other notes receivable	599	206
Additional investments in and advances to unconsolidated affiliates	(3,908)	(1,892)
Distributions in excess of equity in earnings of unconsolidated affiliates	3,741	2,500
Changes in other assets	(746)	(1,634)
Net cash provided by (used in) investing activities	7,438	(26,866)

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Three Months Ended March 31,
	2012	2011

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$581,791	$626,353
Principal payments on mortgage and other indebtedness	(611,382)	(619,234)
Additions to deferred financing costs	(1,105)	(3,003)
Proceeds from issuances of common stock	42	48
Proceeds from exercises of stock options	1,334	1,310
Purchase of noncontrolling interest in the Operating Partnership	(6,359)	—
Contributions from noncontrolling interests	285	—
Distributions to noncontrolling interests	(16,539)	(18,799)
Dividends paid to holders of preferred stock	(10,594)	(10,594)
Dividends paid to common shareholders	(31,156)	(29,585)
Net cash used in financing activities	(93,683)	(53,504)

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,577	(1,556)
CASH AND CASH EQUIVALENTS, beginning of period	56,092	50,896
CASH AND CASH EQUIVALENTS, end of period	$61,669	$49,340

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$57,054	$66,027

The accompanying notes are an integral part of these condensed consolidated statements.

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
CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the “Operating Partnership”). As of March 31, 2012, the Operating Partnership owned controlling interests in 74 regional malls/open-air centers, 29 associated centers (each located adjacent to a regional mall), six community centers and 13 office buildings, including CBL’s corporate office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a variable interest entity.  At March 31, 2012, the Operating Partnership owned non-controlling interests in ten regional malls/open-air centers, three associated centers, five community centers and six office buildings. Because one or more of the other partners have substantive participating rights, the Operating Partnership does not control these partnerships and joint ventures and, accordingly, accounts for these investments using the equity method. The Operating Partnership had controlling interests in two community center expansions and one mall redevelopment under construction at March 31, 2012.  The Operating Partnership also holds options to acquire certain development properties owned by third parties.
CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At March 31, 2012, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 77.1% limited partner interest for a combined interest held by CBL of 78.1%.
The noncontrolling interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively “CBL’s Predecessor”) and by affiliates of The Richard E. Jacobs Group, Inc. (“Jacobs”). CBL’s Predecessor contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993. Jacobs contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for limited partner interests when the Operating Partnership acquired the majority of Jacobs’ interests in 23 properties in January 2001 and the balance of such interests in February 2002. At March 31, 2012, CBL’s Predecessor owned a 9.8% limited partner interest, Jacobs owned a 6.6% limited partner interest and third parties owned a 5.5% limited partner interest in the Operating Partnership.  CBL’s Predecessor also owned 7.6 million shares of CBL’s common stock at March 31, 2012, for a total combined effective interest of 13.8% in the Operating Partnership.
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
The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. All intercompany transactions have been eliminated. The results for the interim period ended March 31, 2012 are not necessarily indicative of the results to be obtained for the full fiscal year.
Certain historical amounts have been reclassified to conform to the current year's presentation. The financial results of certain properties are reported as discontinued operations in the condensed consolidated financial statements. Except where noted, the information presented in the Notes to Unaudited Condensed Consolidated Financial Statements excludes discontinued operations.
These condensed consolidated financial statements should be read in conjunction with CBL’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2011, as amended.

Note 2 – Recent Accounting Pronouncements

Accounting Guidance Adopted

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The objective of ASU 2011-04 is to align fair value measurements and related disclosure requirements under GAAP and International Financial Reporting Standards (“IFRSs”), thus improving the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. For public entities, this guidance was effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. The adoption of ASU 2011-04 did not have a material impact on the Company's condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). The objective of this accounting update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements of net income and other comprehensive income. For public entities, this guidance was effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). This guidance defers the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. Other requirements of ASU 2011-05 are not affected by ASU 2011-12. The guidance in ASU 2011-12 was effective at the same time as ASU 2011-05 so that entities would not be required to comply with the presentation requirements in ASU 2011-05 that ASU 2011-12 deferred. The adoption of this guidance changed the presentation format of the Company's condensed consolidated financial statements but did not have an impact on the amounts reported in those statements.

In December 2011, the FASB issued ASU No. 2011-10, Derecognition of in Substance Real Estate - a Scope Clarification (“ASU 2011-10”). This guidance applies to the derecognition of in substance real estate when the parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate because of a default by the subsidiary on its nonrecourse debt. Under ASU 2011-10, the reporting entity should apply the guidance in Accounting Standards Codification ("ASC") 360-20, Property, Plant and Equipment - Real Estate Sales, to determine whether it should derecognize the in substance real estate. Generally, the requirements to derecognize in substance real estate would not be met before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. Thus, even if the reporting entity ceases to have a controlling financial interest under ASC 810-10, Consolidation - Overall, it would continue to include the real estate, debt, and the results of the subsidiary's operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. ASU 2011-10 should be applied on a prospective basis to deconsolidation events occurring after the effective date. For public companies, this guidance is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. Early adoption is permitted. The Company elected to adopt ASU 2011-10 effective January 1, 2012. The adoption of this guidance did not have an impact on the Company's condensed consolidated financial statements.

Note 3 – Fair Value Measurements
The Company has categorized its financial assets and financial liabilities that are recorded at fair value into a hierarchy in accordance with ASC 820, Fair Value Measurements and Disclosure, ("ASC 820") based on whether the inputs to valuation techniques are observable or unobservable.  The fair value hierarchy contains three levels of inputs that may be used to measure fair value as follows:
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

The asset or liability's fair value within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Under ASC 820, fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability in an orderly transaction at the measurement date. Valuation techniques used maximize the use of observable inputs and minimize the use of unobservable inputs and consider assumptions such as inherent risk, transfer restrictions, and risk of nonperformance.
Fair Value Measurements on a Recurring Basis
The following tables set forth information regarding the Company’s financial instruments that are measured at fair value on a recurring basis in the accompanying condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011:

		Fair Value Measurements at Reporting Date Using
	Fair Value at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$32,133	$20,304	$—	$11,829
Privately held debt and equity securities	2,475	—	—	2,475
Interest rate cap	3	—	3	—

Liabilities:
Interest rate swaps	$5,316	$—	$5,316	$—

		Fair Value Measurements at Reporting Date Using
	Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$30,613	$18,784	$—	$11,829
Privately held debt and equity securities	2,475	—	—	2,475

Liabilities:
Interest rate swaps	$5,617	$—	$5,617	$—
The Company recognizes transfers in and out of every level at the end of each reporting period. There were no transfers between Levels 1, 2, or 3 for all periods presented.
Intangible lease assets and other assets in the condensed consolidated balance sheets include marketable securities consisting of corporate equity securities, mortgage/asset-backed securities, mutual funds and bonds that are classified as available for sale.  Net unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of accumulated other comprehensive income in redeemable noncontrolling interests, shareholders’ equity and noncontrolling interests.  During the three months ended March 31, 2012 and 2011, the Company did not record any write-downs related to other-than-temporary impairments.  During the three months ended March 31, 2011, the Company recognized realized losses of $22 related to sales of marketable securities.  The fair value of the Company’s available-for-sale securities that are based on quoted market prices, are classified under Level 1.  Tax increment financing bonds ("TIF bonds") are classified as Level 3. The following is a summary of the available-for-sale securities held by the Company as of March 31, 2012 and December 31, 2011:

		Gross Unrealized
	Adjusted Cost	Gains	Losses	Fair Value
March 31, 2012:
Common stocks	$4,207	$10,918	$(5)	$15,120
Mutual funds	943	59	—	1,002
Mortgage/asset-backed securities	1,814	7	(12)	1,809
Government and government sponsored entities	14,984	22	(1,548)	13,458
Corporate bonds	683	27	—	710
International bonds	33	1	—	34
	$22,664	$11,034	$(1,565)	$32,133

		Gross Unrealized
	Adjusted Cost	Gains	Losses	Fair Value
December 31, 2011:
Common stocks	$4,207	$9,480	$(5)	$13,682
Mutual funds	928	23	—	951
Mortgage/asset-backed securities	1,717	10	(4)	1,723
Government and government sponsored entities	15,058	45	(1,542)	13,561
Corporate bonds	636	26	—	662
International bonds	33	1	—	34
	$22,579	$9,585	$(1,551)	$30,613
The Company uses interest rate swaps and caps to mitigate the effect of interest rate movements on its variable-rate debt.  The Company had four interest rate swaps and one interest rate cap as of March 31, 2012 and December 31, 2011, that qualify as hedging instruments and are designated as cash flow hedges.  The interest rate cap is included in intangible lease assets and other assets and the interest rate swaps are reflected in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.  The swaps and cap have predominantly met the effectiveness test criteria since inception and changes in their fair values are, thus, primarily reported in other comprehensive income (loss) and are reclassified into earnings in the same period or periods during which the hedged items affect earnings.  The fair values of the Company’s interest rate hedges, classified under Level 2, are determined based on prevailing market data for contracts with matching durations, current and anticipated London Interbank Offered Rate (“LIBOR”) information, consideration of the Company’s credit standing, credit risk of the counterparties and reasonable estimates about relevant future market conditions.  See Note 6 for further information regarding the Company’s interest rate hedging instruments.
The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments.  Based on the interest rates for similar financial instruments, the carrying value of mortgage and other notes receivable is a reasonable estimate of fair value.  The estimated fair value of mortgage and other indebtedness was $4,752,127 and $4,836,028 at March 31, 2012 and December 31, 2011, respectively.  The fair value was calculated by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently.
The Company holds TIF bonds, which mature in 2028, received in a private placement as consideration for infrastructure improvements made by the Company related to the development of a community center. The Company has the intent and ability to hold the TIF bonds through the recovery period. To value the TIF bonds at March 31, 2012, the Company performed a probability-weighted discounted cash flow analysis using various bond redemption scenarios and a net present value based on a discount rate of 7% and a lack of marketability discount of 5%. The valuation assumes a 5% long-term revenue growth rate. Due to the significant unobservable estimates and assumptions used in the valuation of the TIF bonds, the Company has classified the TIF bonds under Level 3 in the fair value hierarchy. There were no changes in the $11,829 classified as available-for-sale securities (Level 3) for the period from December 31, 2011 through March 31, 2012.
The Company holds a secured convertible promissory note from Jinsheng Group (“Jinsheng”), in which the Company also holds a cost-method investment.  The secured convertible note is non-interest bearing and is secured by shares of Jinsheng.  Since the secured convertible note is non-interest bearing and there is no active market for Jinsheng’s debt, the Company performed a probability-weighted discounted cash flow analysis using various sale, redemption and initial public offering ("IPO")

exit strategies. The fair value analysis as of March 31, 2012 forecasts a 0% to 10% reduction in estimated cash flows. Sale and IPO scenarios employ capitalization rates ranging from 10% to 12% which are discounted 20% for lack of marketability. Due to the significant unobservable estimates and assumptions used in the valuation of the note, the Company has classified it under Level 3 in the fair value hierarchy.  Based on the valuation as of March 31, 2012, the Company determined that the current balance of the secured convertible note of $2,475 is not impaired.  There were no changes in the $2,475 classified as privately held debt and equity securities (Level 3) for the period from December 31, 2011 through March 31, 2012. See Note 5 for further discussion.
The significant unobservable inputs used in the fair value measurement of the TIF bonds are the forecasted growth in sales and marketability discount. The significant unobservable inputs used in the fair value measurement of the Jinsheng note include revenue estimates and marketability discount. Significant increases (decreases) in revenues could result in a significantly higher (lower) fair value measurement whereas significant increases (decreases) in the marketability discount could result in a significantly lower (higher) fair value measurement.
Fair Value Measurements on a Nonrecurring Basis
The Company measures the fair value of certain long-lived assets on a nonrecurring basis, through quarterly impairment testing or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of March 31, 2012, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis for which the carrying value exceeded fair value.

Note 4 – Discontinued Operations

In March 2012, the Company completed the sale of the second phase of Settlers Ridge, a community center located in Robinson Township, PA, for a gross sales price of $19,144 less commissions and customary closing costs for a net sales price of $18,951. Proceeds from the sale of the second phase of Settlers Ridge were used to reduce the outstanding borrowings on the Company's secured credit facilities. The Company recorded a gain of $883 attributable to the sale in the first quarter of 2012. The Company recorded a loss on impairment of real estate of $4,457 in the second quarter of 2011 to write down the book value of this property to its then estimated fair value. The results of operations of this property and the related gain on the sale are included in discontinued operations for the three months ended March 31, 2012. There were no results of operations for this property for the three months ended March 31, 2011 as it was under development during that period.

In January 2012, the Company sold Oak Hollow Square, a community center located in High Point, NC, for a gross sales price of $14,247. Net proceeds of $13,796 were used to reduce the outstanding balance on the Company's unsecured term loan. The Company recorded a loss on impairment of real estate of $729 in the fourth quarter of 2011 to write down the book value of this property to the estimated net sales price. The Company recorded a loss on impairment of real estate of $255 in the first quarter of 2012 related to the true-up of certain estimated amounts to actual amounts. The results of operations of this property, including the loss on impairment of real estate, are included in discontinued operations for the three months ended March 31, 2012 and 2011, as applicable.
In November 2011, the Company completed the sale of Westridge Square, a community center located in Greensboro, NC, for a sales price of $26,125 less commissions and customary closing costs for a net sales price of $25,768. The Company recorded a loss of $160 attributable to the sale in the fourth quarter of 2011. Proceeds from the sale of Westridge Square were used to reduce the outstanding borrowings on the unsecured term loan used to acquire the Starmount Properties. The results of operations of this property are included in discontinued operations for the three months ended March 31, 2011.

In February 2011, the Company completed the sale of Oak Hollow Mall in High Point, NC, for a gross sales price of $9,000.  Net proceeds were used to retire the outstanding principal balance and accrued interest of $40,281 on the non-recourse loan secured by the property in accordance with the lender’s agreement to modify the outstanding principal balance and accrued interest to equal the net sales price for the property and, as a result, the Company recorded a gain on the extinguishment of debt of $31,434 in the first quarter of 2011.  The Company also recorded a loss on impairment of real estate in the first quarter of 2011 of $2,746 to write down the book value of the property to the net sales price. The results of operations of this property, including the gain on extinguishment of debt and loss on impairment of real estate, are included in discontinued operations for the three months ended March 31, 2011.

Total revenues of the properties described above that are included in discontinued operations were $377 and $1,376 for the three months ended March 31, 2012 and 2011, respectively.  Discontinued operations for the three month periods ended March 31, 2012 and 2011 also include settlements of estimated expenses based on actual amounts for properties sold during previous periods.

Note 5 – Unconsolidated Affiliates, Noncontrolling Interests and Cost Method Investments

Unconsolidated Affiliates

At March 31, 2012, the Company had investments in the following 17 entities, which are accounted for using the equity method of accounting:

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
Although the Company has majority ownership of certain of these joint ventures, it has evaluated these investments and concluded that the other partners or owners in these joint ventures have substantive participating rights, such as approvals of:

•	the pro forma for the development and construction of the project and any material deviations or modifications thereto;

•	the site plan and any material deviations or modifications thereto;

•	the conceptual design of the project and the initial plans and specifications for the project and any material deviations or modifications thereto;

•	any acquisition/construction loans or any permanent financings/refinancings;

•	the annual operating budgets and any material deviations or modifications thereto;

•	the initial leasing plan and leasing parameters and any material deviations or modifications thereto; and

•	any material acquisitions or dispositions with respect to the project.
As a result of the joint control over these joint ventures, the Company accounts for these investments using the equity method of accounting.
Condensed combined financial statement information of these unconsolidated affiliates is as follows:

	Total for the Three Months Ended March 31,		Company's Share for the Three Months Ended March 31,
	2012	2011	2012	2011
Revenues	$62,294	$40,096	$33,411	$22,554
Depreciation and amortization expense	(20,766)	(12,438)	(11,204)	(7,015)
Interest expense	(21,111)	(13,157)	(11,190)	(7,259)
Other operating expenses	(18,947)	(12,266)	(9,751)	(6,502)
Net income	$1,470	$2,235	$1,266	$1,778
In February 2012, York Town Center, LP ("YTC") closed on a $38,000 ten-year non-recourse loan, secured by York Town Center in York, PA, which bears interest at a fixed rate of 4.90%. Proceeds from the new loan, plus cash on hand, were used to retire an existing loan of $39,379 that was scheduled to mature in March 2012.
In March 2012, Port Orange I, LLC ("Port Orange") closed on the extension and modification of a construction loan, secured by The Pavilion at Port Orange in Port Orange, FL, to extend the maturity date to March 2014, remove a 1% LIBOR floor, and reduce the capacity from $98,883 to $64,950. Port Orange paid $3,332 to reduce the outstanding balance on the loan to the new capacity amount. There is a one-year extension option remaining on the loan, which is at the joint venture's election, for an outside maturity date of March 2015. Interest on the loan is at a current rate of LIBOR plus a margin of 3.5%. The Company has guaranteed 100% of the construction loan.
All of the debt on the properties owned by the unconsolidated affiliates is non-recourse, except for West Melbourne, Port Orange, and High Pointe Commons. See Note 11 for a description of guarantees the Company has issued related to certain unconsolidated affiliates.
Noncontrolling Interests
Noncontrolling interests include the aggregate noncontrolling partnership interest in the Operating Partnership that is not owned by the Company and for which each of the noncontrolling limited partners has the right to exchange all or a portion of its partnership interests for shares of the Company’s common stock, or at the Company’s election, their cash equivalent.  Noncontrolling interests also includes the aggregate noncontrolling ownership interest in the Company’s other consolidated subsidiaries that is held by third parties and for which the related partnership agreements either do not include redemption provisions or are subject to redemption provisions that do not require classification outside of permanent equity.  As of March 31, 2012, the total noncontrolling interests of $193,296 consisted of third-party interests in the Operating Partnership and in other consolidated subsidiaries of $188,690 and $4,606 respectively.  The total noncontrolling interests at December 31, 2011 of $207,113 consisted of third-party interests in the Operating Partnership and in other consolidated subsidiaries of $202,833 and $4,280, respectively.
Redeemable noncontrolling interests include a noncontrolling partnership interest in the Operating Partnership that is not owned by the Company and for which the partnership agreement includes redemption provisions that may require the Company to redeem the partnership interest for real property.  Redeemable noncontrolling interests also includes the aggregate noncontrolling ownership interest in other consolidated subsidiaries that is held by third parties and for which the related partnership agreements contain redemption provisions at the holder’s election that allow for redemption through cash and/or properties.  The total redeemable noncontrolling partnership interests of $36,596 as of March 31, 2012 consisted of third-party interests in the Operating Partnership and in the Company’s consolidated subsidiary that provides security and maintenance services to third parties of $30,254 and $6,342, respectively.  At December 31, 2011, the total redeemable noncontrolling partnership interests of $32,271 consisted of third-party interests in the Operating Partnership and in the Company’s consolidated security and maintenance services subsidiary of $26,036 and $6,235, respectively.
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

	Three Months Ended March 31,
	2012	2011
Beginning Balance	$423,834	$423,834
Net income attributable to redeemable noncontrolling preferred joint venture interest	5,144	5,085
Distributions to redeemable noncontrolling preferred joint venture interest	(5,201)	(5,200)
Ending Balance	$423,777	$423,719
In January 2012 and December 2011, respectively, one holder of 30,056 common units of limited partnership interest in the Operating Partnership and two holders of 401,324 common units of limited partnership interest in the Operating Partnership exercised their conversion rights. The Company elected to pay cash in exchange for the common units and paid the holders $6,359 in the three months ended March 31, 2012.
In March 2012, a holder of 194,572 common units of limited partnership interest in the Operating Partnership exercised its conversion rights. The Company elected to pay cash in exchange for the common units and, subsequent to March 31, 2012, paid the holder $3,475.
Cost Method Investments
The Company owns a 6.2% noncontrolling interest in subsidiaries of Jinsheng, an established mall operating and real estate development company located in Nanjing, China. As of March 31, 2012, Jinsheng owns controlling interests in 12 home furnishing shopping malls.
The Company also holds a secured convertible promissory note secured by 16,565,534 Series 2 Ordinary Shares of Jinsheng (which equates to a 2.275% ownership interest). The secured note is non-interest bearing and was amended by the Company and Jinsheng in January 2012 to extend to July 22, 2012 the Company's right to convert the outstanding amount of the secured note into 16,565,534 Series A-2 Preferred Shares of Jinsheng, with an option to extend an additional six months to January 22, 2013. The amendment also provides that if Jinsheng should complete an IPO, the secured note will be converted into common shares of Jinsheng immediately prior to the IPO. The Company can demand payment of the secured note at any time.
The Company accounts for its noncontrolling interest in Jinsheng using the cost method because the Company does not exercise significant influence over Jinsheng and there is no readily determinable market value of Jinsheng’s shares since they are not publicly traded.  See Note 3 for information regarding the fair value of the secured note. The noncontrolling interest and the secured note are reflected as investment in unconsolidated affiliates in the accompanying condensed consolidated balance sheets.
Note 6 – Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following:

	March 31, 2012		December 31, 2011
	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$3,342,787	5.42%	$3,656,243	5.55%
Recourse term loans on operating properties	50,454	5.83%	77,112	5.89%
Total fixed-rate debt	3,393,241	5.43%	3,733,355	5.54%
Variable-rate debt:
Non-recourse term loans on operating properties	163,750	3.50%	168,750	3.03%
Recourse term loans on operating properties	119,407	2.47%	124,439	2.29%
Construction loans	28,223	3.28%	25,921	3.25%
Secured lines of credit	359,418	3.00%	27,300	3.03%
Unsecured term loans	395,209	1.64%	409,590	1.67%
Total variable-rate debt	1,066,007	2.52%	756,000	2.18%
Total	$4,459,248	4.73%	$4,489,355	4.99%

(1)	Weighted-average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.

(2)
The Company has four interest rate swaps on notional amounts totaling $116,748 as of March 31, 2012 and $117,700 as of December 31, 2011 related to its variable-rate loans on operating properties to effectively fix the interest rate on the respective loans.  Therefore, these amounts are reflected in fixed-rate debt at March 31, 2012 and December 31, 2011.

Secured Lines of Credit
The Company has three secured lines of credit that are used for mortgage retirement, working capital, construction and acquisition purposes, as well as issuances of letters of credit. Each of these lines is secured by mortgages on certain of the Company’s operating properties. Borrowings under the secured lines of credit bear interest at LIBOR plus an applicable spread, ranging from 2.00% to 3.00%, based on the Company’s leverage ratio and had a weighted average interest rate of 3.00% at March 31, 2012. The Company also pays fees based on the amount of unused availability under its secured lines of credit at rates ranging from 0.15% to 0.35% of unused availability. The following summarizes certain information about the secured lines of credit as of March 31, 2012:

Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date
$105,000	$5,000		June 2013	N/A
525,000	204,223	(1)	February 2014	February 2015
520,000	150,195		April 2014	N/A
$1,150,000	$359,418

(1)	There was an additional $2,169 outstanding on this secured line of credit as of March 31, 2012 for letters of credit.  Up to $50,000 of the capacity on this line can be used for letters of credit.
See Note 15 regarding subsequent events that affected the outstanding borrowings on the secured credit facilities.
Unsecured Term Facilities
The Company has an unsecured term loan that bears interest at LIBOR plus a margin ranging from 0.95% to 1.40%, based on the Company’s leverage ratio.  At March 31, 2012, the outstanding borrowings of $167,209 under this loan had a weighted average interest rate of 1.35%.  The loan was obtained for the exclusive purpose of acquiring certain properties from the Starmount Company or its affiliates.  The Company completed its acquisition of the properties in February 2008 and, as a result, no further draws can be made against the loan.  The loan matures in November 2012.  Net proceeds from a sale, or the Company’s share of excess proceeds from any refinancings, of any of the properties originally purchased with borrowings from this unsecured term loan must be used to pay down any remaining outstanding balance.
The Company has an unsecured term loan with total capacity of $228,000 that bears interest at LIBOR plus a margin ranging from 1.50% to 1.80% , based on the Company’s leverage ratio.  At March 31, 2012, the outstanding borrowings of $228,000 under the unsecured term loan had a weighted average interest rate of 1.85%.  Subsequent to March 31, 2012, the Company exercised a one-year extension option on this loan to extend the maturity date to April 2013.
Letters of Credit
At March 31, 2012, the Company had additional secured and unsecured lines of credit with a total commitment of $15,906 that can only be used for issuing letters of credit. The letters of credit outstanding under these lines of credit totaled $2,650 at March 31, 2012.
Covenants and Restrictions
The agreements to the $525,000 and $520,000 secured lines of credit contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, and limitations on cash flow distributions.  The Company believes it was in compliance with all covenants and restrictions at March 31, 2012.
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
Mortgages on Operating Properties
During the first quarter of 2012, the Company retired 15 operating property loans with an aggregate principal balance of $394,386 that were secured by Arbor Place, The Landing at Arbor Place, CBL Center, Fashion Square, Hickory Hollow Mall, The Courtyard at Hickory Hollow Mall, Jefferson Mall, Massard Crossing, Northwoods Mall, Old Hickory Mall, Pemberton Plaza, Randolph Mall, Regency Mall, WestGate Mall and Willowbrook Plaza with borrowings from its secured credit facilities. At March 31, 2012, the Company was in the process of obtaining mortgage financing for many of these properties.
Also during the first quarter of 2012, the Company closed on a $73,000 ten-year non-recourse commercial mortgage-backed securities ("CMBS") loan secured by Northwoods Mall in Charleston, SC, which bears a fixed interest rate of 5.075%. Proceeds were used to reduce outstanding balances on the Company's secured credit facilities. Additionally, the maturity date for a $20,911 recourse loan with an outstanding balance of $13,579 as of March 31, 2012, secured by Statesboro Crossing in Statesboro, GA, was extended from February 15, 2012 to April 15, 2012.
In February 2012, the lender of the non-recourse mortgage loan secured by Columbia Place in Columbia, SC notified the Company that the loan had been placed in default. Columbia Place generates insufficient income levels to cover the debt service on the mortgage, which had a balance of $27,349 at March 31, 2012, and a contractual maturity date of September 2013. The lender on the loan receives the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments.
See Note 15 regarding subsequent events related to mortgage loans on operating properties.
Scheduled Principal Payments
As of March 31, 2012, the scheduled principal payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, including construction loans and lines of credit, are as follows:

2012	$601,819
2013	402,088
2014	564,376
2015	472,840
2016	677,150
Thereafter	1,741,201
4,459,474
Net unamortized premiums	(226)
$4,459,248
The remaining scheduled principal payments in 2012 of $601,819 include the maturing principal balances of five operating property loans totaling $168,902 , two unsecured term loans totaling $395,209, and principal amortization of $37,708. Three maturing property loans with principal balances totaling $93,102 and one of the unsecured term loans with an outstanding balance of $228,000 have extensions available at the Company's option, leaving approximately $243,009 of loan maturities in 2012 which the Company intends to retire or refinance. Subsequent to March 31, 2012, the Company exercised an extension option on the unsecured term loan with total capacity of $228,000 and one of the maturing operating property loans with a principal balance of $13,579, which were both scheduled to mature in April 2012. Subsequent to March 31, 2012, the Company also closed on a CMBS loan for an operating property with an existing loan that was scheduled to mature in May 2012. See Note 15 for additional information.
The Company’s mortgage and other indebtedness had a weighted average maturity of 4.68 years as of March 31, 2012 and 4.69 years as of December 31, 2011.
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
In January 2012, the Company entered into an interest rate cap agreement with an initial notional amount of $125,000, amortizing to $122,375, to hedge the risk of changes in cash flows on the borrowings of one of its properties equal to the cap notional. The interest rate cap protects the Company from increases in the hedged cash flows attributable to overall changes in the 3-month LIBOR above the strike rate of the cap on the debt.  The strike rate associated with the interest rate cap is 5.0%. The cap matures in January 2014.
As of March 31, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount Outstanding
Interest Rate Cap	1	$125,000
Interest Rate Swaps	4	$116,748

Instrument Type	Location in Consolidated Balance Sheet	Outstanding Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 3/31/12	Fair Value at 12/31/11	Maturity Date
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$56,444 (amortizing to $48,337)	1-month LIBOR	2.149%	$(2,532)	$(2,674)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$35,333 (amortizing to $30,276)	1-month LIBOR	2.187%	(1,632)	(1,725)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$13,212 (amortizing to $11,313)	1-month LIBOR	2.142%	(589)	(622)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$11,759 (amortizing to $10,083)	1-month LIBOR	2.236%	(563)	(596)	Apr 2016
Cap	Intangible lease assets and other assets	$125,000 (amortizing to $122,375)	3-month LIBOR	5.000%	3	—	Jan 2014

	Gain (Loss) Recognized in OCI/L (Effective Portion)		Location of Losses Reclassified from AOCI/L into Earnings(Effective Portion)	Loss Recognized in Earnings (Effective Portion)		Location of Gain Recognized in Earnings (Ineffective Portion)	Gain Recognized in Earnings (Ineffective Portion)
Hedging Instrument	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2012	2011		2012	2011		2012	2011
Interest rate contracts	$284	$562	Interest Expense	$(562)	$(22)	Interest Expense	$—	$—

As of March 31, 2012, the Company expects to reclassify approximately $1,905 of losses currently reported in accumulated other comprehensive income to interest expense within the next twelve months due to amortization of its outstanding interest rate contracts.  Fluctuations in fair values of these derivatives between March 31, 2012 and the respective dates of termination will vary the projected reclassification amount.
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

The components of accumulated other comprehensive income (loss) as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012
	As reported in:
	Redeemable Noncontrolling Interests	Shareholders' Equity	Noncontrolling Interests	Total
Net unrealized gain (loss) on hedging agreements	$379	$(2,406)	$(3,428)	$(5,455)
Net unrealized gain on available-for-sale securities	340	7,238	2,096	9,674
Accumulated other comprehensive income (loss)	$719	$4,832	$(1,332)	$4,219

	December 31, 2011
	As reported in:
	Redeemable Noncontrolling Interests	Shareholders' Equity	Noncontrolling Interests	Total
Net unrealized gain (loss) on hedging agreements	$377	$(2,628)	$(3,488)	$(5,739)
Net unrealized gain on available-for-sale securities	328	6,053	1,775	8,156
Accumulated other comprehensive income (loss)	$705	$3,425	$(1,713)	$2,417

Note 8 – Mortgage and Other Notes Receivable

Each of the Company’s mortgage notes receivable is collateralized by either a first mortgage, a second mortgage or by an assignment of 100% of the partnership interests that own the real estate assets.  Other notes receivable include amounts due from tenants or government sponsored districts and unsecured notes received from third parties as whole or partial consideration for property or investments.  Interest rates on mortgage and other notes receivable ranged from 2.8% to 13.0%, with a weighted average interest rate of 8.84% and 8.76% at March 31, 2012 and December 31, 2011, respectively. Maturities of these notes receivable range from April 2012 to January 2047.

As of March 31, 2012, the Company believes that its mortgage and other notes receivable balance of $33,688 is fully collectible.

Subsequent to March 31, 2012, two of the Company's note receivables were repaid. See Note 15 for additional information.

Note 9 – Segment Information

The Company measures performance and allocates resources according to property type, which is determined based on certain criteria such as type of tenants, capital requirements, economic risks, leasing terms, and short and long-term returns on capital. Rental income and tenant reimbursements from tenant leases provide the majority of revenues from all segments. Information on the Company’s reportable segments is presented as follows, restated for discontinued operations in all periods presented:

Three Months Ended March 31, 2012	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$222,630	$10,305	$4,393	$13,344	$250,672
Property operating expenses (1)	(74,603)	(2,552)	(2,533)	5,325	(74,363)
Interest expense	(52,628)	(2,196)	(693)	(4,543)	(60,060)
Other expense	—	—	—	(6,758)	(6,758)
Gain (loss) on sales of real estate assets	493	—	97	(3)	587
Segment profit	$95,892	$5,557	$1,264	$7,365	110,078
Depreciation and amortization expense					(63,157)
General and administrative expense					(13,800)
Interest and other income					1,075
Equity in earnings of unconsolidated affiliates					1,266
Income tax benefit					228
Income from continuing operations					$35,690
Total assets	$5,734,961	$304,588	$238,804	$353,755	$6,632,108
Capital expenditures (3)	$22,578	$1,540	$7,664	$3,706	$35,488

Three Months Ended March 31, 2011	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$238,906	$11,107	$4,121	$13,035	$267,169
Property operating expenses (1)	(81,518)	(2,973)	(1,188)	5,186	(80,493)
Interest expense	(56,862)	(1,911)	(1,180)	(8,260)	(68,213)
Other expense	—	—	—	(8,303)	(8,303)
Gain on sales of real estate assets	13	354	430	12	809
Segment profit	$100,539	$6,577	$2,183	$1,670	110,969
Depreciation and amortization expense					(67,699)
General and administrative expense					(11,800)
Interest and other income					545
Gain on extinguishment of debt					581
Equity in earnings of unconsolidated affiliates					1,778
Income tax benefit					1,770
Income from continuing operations					$36,144
Total assets	$6,475,575	$323,074	$66,360	$592,332	$7,457,341
Capital expenditures (3)	$15,239	$198	$1,391	$20,849	$37,677
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

The following summarizes the impact of potential dilutive common shares on the denominator used to compute EPS:

	Three Months Ended March 31,
	2012	2011
Denominator – basic	148,495	148,069
Stock options	—	13
Deemed shares related to deferred compensation arrangements	43	41
Denominator – diluted	148,538	148,123
The dilutive effect of stock options of 7 and 9 shares for the three months ended March 31, 2012 and 2011, respectively, were excluded from the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.
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
TPD also has filed claims under several insurance policies in connection with this matter, and there are three pending lawsuits relating to insurance coverage. On October 8, 2010, First Mercury Insurance Company (“First Mercury”) filed an action in the United States District Court for the Eastern District of Texas against M Hanna and TPD seeking a declaratory judgment concerning coverage under a liability insurance policy issued by First Mercury to M Hanna. That case was dismissed for lack of federal jurisdiction and refiled in Texas state court. On June 13, 2011, TPD filed an action in the Chancery Court of Hamilton County, Tennessee against National Union Fire Insurance Company of Pittsburgh, PA (“National Union”) and EMJ seeking a declaratory judgment regarding coverage under a liability insurance policy issued by National Union to EMJ and recovery of damages arising out of National Union's breach of its obligations. In March 2012, Zurich American and Zurich American of Illinois, which also have issued liability insurance policies to EMJ, intervened in that case and the case is set for trial on October 29, 2013. On February 14, 2012, TPD filed claims in the United States District Court for the Southern District of Mississippi against Factory Mutual Insurance Company and Federal Insurance Company seeking a declaratory judgment concerning coverage under certain builders risk and property insurance policies issued by those respective insurers to the Company.
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

The Company owns a parcel of land in Lee’s Summit, MO that it is ground leasing to a third party development company.  The third party developed and operates a shopping center on the land parcel.  The Company has guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount, representing 27% of capacity, is approximately $18,615.  The Company recorded an obligation of $192 as of March 31, 2012 and December 31, 2011 in the accompanying condensed consolidated balance sheets to reflect the estimated fair value of the guaranty. The total amount outstanding at March 31, 2012 on the loans was $60,797 of which the Company has guaranteed $16,415.

The Company has guaranteed 100% of the construction and land loans of West Melbourne I, LLC (“West Melbourne”), an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $45,654.  West Melbourne developed and operates Hammock Landing, a community center in West Melbourne, FL. The total amount outstanding on the loans at March 31, 2012 was $45,654. The guaranty will expire upon repayment of the debt.  The land loan, and the construction loan, each representing $3,167 and $42,487, respectively, of the amount outstanding at March 31, 2012, mature in November 2013.  The construction loan has a one-year extension option available. The Company recorded an obligation of $478 in the accompanying condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011 to reflect the estimated fair value of this guaranty.

The Company has guaranteed 100% of the construction loan of Port Orange, an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $64,950.  Port Orange developed and operates The Pavilion at Port Orange, a community center in Port Orange, FL.  The total amount outstanding at March 31, 2012 on the loan was $64,950. The guaranty will expire upon repayment of the debt.  The loan matures in March 2014 and has a one-year extension option available. The Company has recorded an obligation of $961 in the accompanying condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011 to reflect the estimated fair value of this guaranty.

The Company has guaranteed the lease performance of YTC, an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $18,000 as of March 31, 2012.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not record an obligation for this guaranty because it determined that the fair value of the guaranty is not material.

Performance Bonds

The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $22,555 and $11,156 at March 31, 2012 and December 31, 2011, respectively.

Note 12 – Share-Based Compensation
Share-based compensation expense was $1,027 and $1,060 for the three months ended March 31, 2012 and 2011,

respectively. Share-based compensation cost capitalized as part of real estate assets was $22 and $41 for the three months ended March 31, 2012 and 2011, respectively.
The Company’s stock option activity for the three months ended March 31, 2012 is summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2012	281,725	$18.27
Exercised	(128,000)	$18.27
Outstanding at March 31, 2012	153,725	$18.28
Vested and exercisable at March 31, 2012	153,725	$18.28
A summary of the status of the Company’s stock awards as of March 31, 2012, and changes during the three months ended March 31, 2012, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2012	289,290	$16.09
Granted	205,750	$18.34
Vested	(86,010)	$16.66
Forfeited	(1,270)	$16.58
Nonvested at March 31, 2012	407,760	$17.10
As of March 31, 2012, there was $5,500 of total unrecognized compensation cost related to nonvested stock awards granted under the plan, which is expected to be recognized over a weighted average period of 3.9 years. In February 2012, the Company granted 190,150 and 600 shares of restricted stock to its employees that will vest over the next five years and one year, respectively.
Note 13 – Noncash Investing and Financing Activities
The Company’s noncash investing and financing activities were as follows for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Accrued dividends and distributions payable	$43,553	$43,845
Additions to real estate assets accrued but not yet paid	11,474	20,337
Note 14 – Income Taxes

The Company is qualified as a REIT under the provisions of the Code. To maintain qualification as a REIT, the Company is required to distribute at least 90% of its taxable income to shareholders and meet certain other requirements.

As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State tax expense was $477 and $804 during the three months ended March 31, 2012 and 2011, respectively.

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

The Company recorded an income tax benefit of $228 and $1,770 for the three months ended March 31, 2012 and 2011, respectively. The income tax benefit in 2012 consisted of a current tax benefit of $3,051 and deferred tax provision of $2,823.  The income tax benefit in 2011 consisted of a current and a deferred tax benefit of $1,512 and $258, respectively.

The Company had a net deferred tax asset of $8,240 and $8,012 at March 31, 2012 and December 31, 2011, respectively. The net deferred tax asset at March 31, 2012 and December 31, 2011 is included in intangible lease assets and other assets and primarily consisted of operating expense accruals and differences between book and tax depreciation.

The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its statement of operations.  In addition, any interest incurred on tax assessments is reported as interest expense.  The Company reported nominal interest and penalty amounts for the three month periods ended March 31, 2012 and 2011, respectively.

Note 15 – Subsequent Events
On April 2, 2012, the Company obtained a ten-year non-recourse $122,000 CMBS loan secured by Arbor Place in Douglasville, GA. The loan bears interest at a fixed rate of 5.099%. Proceeds were primarily used to pay down outstanding balances on the Company's secured credit facilities.
On April 15, 2012, the Company closed on the extension and modification of a recourse mortgage loan secured by Statesboro Crossing in Statesboro, GA to extend the maturity date to February 15, 2013 and reduce the amount available under the loan from $20,911 to equal the current outstanding balance of $13,568. The interest rate remained at one-month LIBOR plus a spread of 1%.
On April 17, 2012, the Company and its noncontrolling interest partner exercised their rights under the terms of a mezzanine loan agreement with the borrower, which owns The Outlet Shoppes at Gettysburg in Gettysburg, PA, to convert the mezzanine loan into a member interest in the outlet shopping center. After conversion, the Company owns a 50.0% interest in the outlet center. The mezzanine loan had a face amount of $5,879 and was purchased by the Company and noncontrolling interest investor in September 2011 for $5,300, representing a discount of $579. The Company's investment includes the Company's$4,300 share of the converted mezzanine loan and the assumption of $20,315 of debt for a total investment of $24,615.
On April 20, 2012, the Company acquired a 75% interest in an entity that owns The Outlet Shoppes at El Paso in El Paso, TX. The investment includes cash consideration of $33,908 and the assumption of $50,193 of debt for a total investment of $84,101. The entity that owns The Outlet Shoppes at El Paso used a portion of the proceeds to repay a $9,150 mezzanine loan from the Company.
On April 20, 2012, the Company exercised its option on an unsecured term loan of $228,000 to extend the maturity date to April 22, 2013.
On May 10, 2012, the Company closed on a $67,000 ten-year non-recourse CMBS loan secured by Southpark Mall in Colonial Heights, VA. The loan bears interest at a fixed rate of 4.845% and matures in May 2022. Proceeds were used to retire an existing loan secured by Southpark Mall with a balance of $30,763 and a fixed interest rate of 7.00% that was scheduled to mature in May 2012 and to reduce outstanding borrowings on the Company's secured credit facilities.
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
As of March 31, 2012, we owned controlling interests in 74 regional malls/open-air centers (including one mixed-use center), 29 associated centers (each located adjacent to a regional mall), six community centers and 13 office buildings, including our corporate office building. We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a variable interest entity. As of March 31, 2012, we owned noncontrolling interests in ten regional malls/open-air centers, three associated centers, five community centers and six office buildings. Because one or more of the other partners have substantive participating rights, we do not control these partnerships and joint ventures and, accordingly, account for these investments using the equity method.  We had controlling interests in two community center expansions and one mall redevelopment under construction at March 31, 2012.  We also hold options to acquire certain development properties owned by third parties.
Results for the first quarter of 2012 highlight further improvement in the occupancy and sales performance of our properties. Portfolio occupancy increased 150 basis points over the prior year period to 91.8% across our portfolio. Average leasing spreads increased 7.2% across our portfolio compared to the same period in the prior year. Sales were bolstered by unseasonably warm weather coupled with signs of an improving economy. We continue to make it a priority to renovate and redevelop our malls as well as seek out opportunities for growth. We recently announced investments in outlet centers in El Paso, TX and Gettysburg, PA that strategically increase our presence in the outlet center sector.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011
Properties that were in operation for the entire year during 2011 and the three months ended March 31, 2012 are referred to as the “Comparable Properties.”  Since January 1, 2011, we have opened one outlet center, expanded one community center and acquired one mall as follows:

Property	Location	Date Opened
New Development:
The Outlet Shoppes at Oklahoma City (1)	Oklahoma City, OK	August 2011

Community Center Expansion:
Settlers Ridge (Phase II) (2)	Robinson Township, PA	August 2011

Acquisition:
Northgate Mall	Chattanooga, TN	September 2011

(1)	The Outlet Shoppes at Oklahoma City is a 75/25 joint venture and is included in the Company's operations on a consolidated basis.

(2)	Settlers Ridge (Phase II) was sold in March 2012 and is included in discontinued operations.
The Outlet Shoppes at Oklahoma City and Northgate Mall are included in our operations on a consolidated basis and are collectively referred to as the “New Properties.”  The transactions related to the New Properties impact the comparison of the results of operations for the three months ended March 31, 2012 to the results of operations for the three months ended March 31, 2011.
In October 2011, we formed a joint venture, CBL/T-C, LLC, with TIAA-CREF. We began accounting for our remaining interest in three of our malls, CoolSprings Galleria, Oak Park Mall and West County Center, which were previously accounted for on a consolidated basis, using the equity method of accounting upon formation of the joint venture. These properties are collectively referred to as the "CBL/T-C Properties". This transaction impacts the comparison of the results of operations for the three months ended March 31, 2012 to the results of operations for the three months ended March 31, 2011.
Revenues
Total revenues decreased $16.5 million for the three months ended March 31, 2012 compared to the prior year period.  Rental revenues and tenant reimbursements decreased by $16.4 million due to a decrease of $22.9 million related to the CBL/T-C Properties partially offset by increases of $4.7 million from the New Properties and $1.8 million from the Comparable Properties.  The increase in revenues of the Comparable Properties was primarily driven by a $1.7 million increase in base rents, as a result of the increases in occupancy percentages and improvements in leasing spreads in recent quarters.
Our cost recovery ratio for the quarter ended March 31, 2012 was 94.8% compared with 95.4% for the prior-year period.
Other revenues decreased $1.2 million primarily due to lower revenues related to our subsidiary that provides security and maintenance services to third parties.
Operating Expenses
Total operating expenses decreased $10.2 million for the three months ended March 31, 2012 compared to the prior year period.  Property operating expenses, including real estate taxes and maintenance and repairs, decreased $6.1 million due to a reduction in expenses of $0.6 million related to the Comparable Properties and $7.1 million attributable to the CBL/T-C Properties partially offset by an increase of $1.5 million of expenses attributable to the New Properties. The decrease in property operating expenses of the Comparable Properties is primarily attributable to decreases of $1.3 million in snow removal costs and $0.5 million in utilities expense partially offset by increases of $0.7 million in real estate taxes, $0.3 million in property insurance expense, and $0.2 million in marketing expense.
The decrease in depreciation and amortization expense of $4.5 million resulted from a decrease of $7.8 million related to the CBL/T-C Properties partially offset by increases of $2.0 million related to the New Properties and $1.3 million from the Comparable Properties. The increase attributable to the Comparable Properties is primarily due to an increase of $0.7 million for amortization of tenant allowances partially offset by a $0.2 million decline in amortization of in-place leases. The balance of the $0.8 million change is due to an increase in depreciation expense compared to the prior year period due to ongoing capital expenditures for renovations, redevelopment, and tenant allowances.
General and administrative expenses increased $2.0 million primarily as a result of increases of $1.1 million in payroll and related costs, $0.7 million in acquisition-related costs, and $0.3 million in legal and consulting expenses, which were partially offset by a decrease of $0.2 million in state tax expense. As a percentage of revenues, general and administrative expenses were 5.5% and 4.4% for the first quarters of 2012 and 2011, respectively. The increase in general and administrative expenses as a percentage of revenues is primarily the result of the deconsolidation of the CBL/T-C Properties, which caused a reduction in revenues as compared to the prior year period.

Other expenses decreased $1.5 million due to a write-down of a mortgage note receivable of $1.5 million recorded in the first quarter of 2011 to reclassify the carrying value of the mortgage note receivable to equal the estimated fair value of the land that secured the note receivable.
Other Income and Expenses
Interest and other income increased $0.5 million compared to the prior year period, as a result of an increase of $0.4 million related to interest income from two mezzanine loans made to owners of two separate outlet centers partially offset by a decrease of $0.2 million related to other loans. Additionally, in the first quarter of 2011, interest income of approximately $0.3 million was written off on a mortgage note receivable for which we foreclosed on the land that served as collateral on the loan.
Interest expense decreased $8.2 million for the three months ended March 31, 2012 compared to the prior year period.  The CBLT-C Properties comprised $8.3 million of the decrease, which was partially offset by an increase of $1.3 million related to the New Properties. The remaining decrease of $1.2 million was due to lower interest expense as a result of using borrowings from our credit facilities, which have a lower interest rate, to retire 15 operating property loans during the quarter that were scheduled to mature later in 2012. Our consolidated debt was $724.9 million lower at March 31, 2012 as compared to March 31, 2011 with a corresponding decrease in our weighted average interest rate.
During the first quarter of 2011, we recorded a gain on extinguishment of debt of $0.6 million as a result of accelerated premium amortization related to the early retirement of debt on one mall.
During the first quarter of 2012, we recognized a gain on sales of real estate assets of $0.6 million related to the sale of a vacant anchor space at one of our malls and the sale of one parcel of land.  We recognized a gain on sales of real estate assets of $0.8 million during the first quarter of 2011 related to the sale of two parcels of land.
Equity in earnings of unconsolidated affiliates decreased by $0.5 million during the first quarter of 2012 compared to the prior year period. The $0.5 million difference is attributable to our share of the loss from the amount of significant depreciation of the CBL/T-C Properties, which have been accounted for using the equity method since October 2011, but were accounted for on a consolidated basis prior to that date.
The income tax benefit of $0.2 million for the three months ended March 31, 2012 relates to our taxable REIT subsidiary and consists of a current benefit of $3.0 million and a deferred income tax provision of $2.8 million.  During the three months ended March 31, 2011, we recorded an income tax benefit of $1.8 million, consisting of a benefit for current and deferred income taxes of $1.5 million and $0.3 million, respectively.
The operating loss of discontinued operations for the three months ended March 31, 2012 of less than $0.1 million represents the operating results of two community centers that were sold during the quarter. One of the community centers was sold in March 2012 for $19.1 million with a gain of $0.9 million recorded from the sale. We recorded a loss on impairment of real estate of $4,457 in the second quarter of 2011 to write down the book value of this property to its then estimated fair value. The other community center was classified as held for sale as of December 31, 2011 and was sold in January 2012 for $14.2 million. We recorded a $0.3 million loss on impairment of real estate in the first quarter of 2012 to true-up certain estimated amounts to actual amounts. We recorded a loss on impairment of real estate of $0.7 million in the fourth quarter of 2011 to write down the book value of this property to the estimated net sales price. The results of operations of these two properties, including the gain on sale of real estate and loss on impairment of real estate, are included in discontinued operations for the three months ended March 31, 2012. Operating income of $27.8 million from discontinued operations for the three months ended March 31, 2011 reflects the operating results of one mall that was sold in February 2011 for $9.0 million. Net proceeds from the sale were used to retire the outstanding principal balance and accrued interest of $40.3 million on the non-recourse loan secured by the property in accordance with the lender’s agreement to modify the outstanding principal balance and accrued interest to equal the net sales price for the property and, as a result, we recorded a gain on the extinguishment of debt of $31.4 million in the first quarter of 2011.  We also recorded a loss on impairment of real estate in the first quarter of 2011 of $2.7 million to write down the book value of the property to the net sales price. The results of operations of this property, including the gain on extinguishment of debt and loss on impairment of real estate, are included in discontinued operations for the three months ended March 31, 2011. Discontinued operations for all periods presented include the settlement of estimated expenses based on actual amounts for properties sold during previous periods.
Same-Center Net Operating Income
We present same-center net operating income ("NOI") as a supplemental performance measure of the operating performance of our same-center properties. NOI is defined as operating revenues (rental revenues, tenant reimbursements, and other income) less property operating expenses (property operating, real estate taxes, and maintenance and repairs). We compute NOI based on our pro rata share of both consolidated and unconsolidated properties. Our definition of NOI may be different than that used by other real estate companies, and accordingly, our calculation of NOI may not be comparable to other real estate companies.
Since same-center NOI includes only those revenues and expenses related to the operations of comparable properties, we believe same-center NOI provides a measure that reflects trends in occupancy rates, rental rates, and operating costs and the impact of those trends on our results of operations. Additionally, there are instances when tenants terminate their leases prior to the scheduled expiration date and pay us lease termination fees. These one-time lease termination fees may distort same-center NOI and not be indicative of the ongoing operations of our shopping center properties. Therefore, we believe presenting same-center NOI, excluding lease termination fees, is useful to investors.
We included a property in our same-center pool when we owned all or a portion of the property as of March 31, 2012 and we owned it and it was in operation for both the entire preceding calendar year and the current year-to-date reporting period ending March 31, 2012. The only properties excluded from the same-center pool that would otherwise meet this criteria are non-core properties and properties included in discontinued operations. As of March 31, 2012, we have excluded Columbia Place, Hickory Hollow Mall, and Towne Mall from our same-center pool as these are classified as non-core properties.
Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net income attributable to the Company for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Net income attributable to the Company	$26,049	$47,319

Adjustments: (1)
Depreciation and amortization	73,938	73,433
Interest expense	70,804	73,949
Abandoned projects expense	(124)	—
Gain on sales of real estate assets	(582)	(809)
Gain on extinguishment of debt	—	(32,015)
Write-down of mortgage notes receivable	—	1,500
Loss on impairment of real estate	293	2,746
Income tax benefit	(228)	(1,770)
Net income attributable to noncontrolling interest in earnings of operating partnership	4,362	10,451
Gain on discontinued operations	(911)	(14)
Operating partnership's share of total NOI	173,601	174,790
General and administrative expenses	13,800	11,800
Management fees and non-property level revenues	(6,498)	(2,396)
Operating partnership's share of property NOI	180,903	184,194
Non-comparable NOI	(5,361)	(10,459)
Total same-center NOI	175,542	173,735
Less lease termination fees	(757)	(1,518)
Total same-center NOI, excluding lease termination fees	$174,785	$172,217
(1) Adjustments are based on our pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.

Same-center NOI, excluding lease termination fees, increased $2.6 million for the three months ending March 31, 2012 compared to the prior year period. The 1.5% increase is a result of improved occupancy and leasing spreads combined with lower operating expenses.

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

We classify our regional malls into three categories:
(1) Stabilized malls – Malls that have completed their initial lease-up and have been open for more than three complete calendar years.
(2) Non-stabilized malls - Malls that are in their initial lease-up phase. After three compete calendar years of operation, they are reclassified on January 1 of the fourth calendar year to the stabilized mall category. The Outlet Shoppes at Oklahoma City, which opened in August 2011, was our only non-stabilized mall as of March 31, 2012. Pearland Town Center, which opened in July 2008, was our only non-stabilized mall as of March 31, 2011.
(3) Non-core malls - Malls where we have determined that the current format of the property no longer represents the best use of the property and we are in the process of evaluating alternative strategies for the property, which may include major redevelopment or an alternative retail or non-retail format. Our non-core malls as of March 31, 2012 were Columbia Place, Hickory Hollow Mall, and Towne Mall. We did not have any malls designated as non-core as of March 31, 2011. The steps taken to reposition non-core malls, such as signing tenants to short-term leases, which are not included in occupancy percentages, or leasing to regional or local tenants, which typically do not report sales, may lead to metrics which do not provide relevant information related to the condition of the non-core properties. Therefore, traditional performance measures, such as occupancy percentages and leasing metrics, exclude non-core malls.
We derive a significant amount of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Three Months Ended March 31,
	2012	2011
Malls	88.8%	89.4%
Associated centers	4.1%	4.2%
Community centers	1.8%	1.5%
Mortgages, office buildings and other	5.3%	4.9%
Mall Store Sales
Mall store sales for our portfolio increased 5.9% for the three months ended March 31, 2012 as compared to the prior year period.  Mall store sales for the trailing twelve months ended March 31, 2012 on a comparable per square foot basis were $339 per square foot compared with $327 per square foot in the prior year period, an increase of 3.7%. The earlier Easter holiday, mild weather, and improved consumer confidence were all factors in the increase in sales. We anticipate positive sales growth for the remainder of the year as the economy continues to slowly improve.
Occupancy
Our portfolio occupancy is summarized in the following table:

	As of March 31,
	2012	2011
Total portfolio	91.8%	90.3%
Total mall portfolio	91.9%	90.3%
Stabilized malls	91.8%	90.4%
Non-stabilized malls	95.5%	84.2%
Associated centers	92.9%	91.1%
Community centers	91.0%	90.5%
The first quarter of 2012 saw an increase in occupancy for our total portfolio of 150 basis points from the prior year period. We are projecting that occupancy at the end of 2012 will be flat to 50 basis points higher compared to 2011 based on current leasing activity.
Leasing
During the first quarter of 2012, we signed approximately 1.8 million square feet of leases, including 1.7 million square feet of leases in our operating portfolio and 0.1 million square feet of development leases. The leases signed in our operating portfolio included approximately 0.3 million square feet of new leases and approximately 1.4 million square feet of renewals.
Average annual base rents per square foot are based on contractual rents in effect as of March 31, 2012 and 2011, including the impact of any rent concessions. Average annual base rents per square foot were as follows for each property type:

	As of March 31,
	2012	2011
Stabilized malls	$29.42	$29.07
Non-stabilized malls	22.64	26.73
Associated centers	11.77	12.01
Community centers	15.48	13.53
Office buildings	18.09	17.82

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the three months ended March 31, 2012 for spaces that were previously occupied are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (2)	% Change Average

All Property Types (1)	800,018	$37.72	$39.23	4.0%	$40.42	7.2%
Stabilized malls	738,708	38.99	40.74	4.5%	42.00	7.7%
New leases	136,420	39.97	53.99	35.1%	57.39	43.6%
Renewal leases	602,288	38.76	37.74	(2.6)%	38.52	(0.6)%
(1)    Includes stabilized malls, associated centers, community centers and office buildings.
(2)    Average gross rent does not incorporate allowable future increases for recoverable common area expenses.
Overall, leases in the first quarter of 2012 were signed at a 7.2% increase over the prior gross rent per square foot.  Leases for stabilized malls signed during the quarter saw a 7.7% increase over the prior gross rent per square foot. Renewal leasing spreads were down 60 basis points compared to prior rents and new leases were signed at a 43.6% increase over prior rents. The positive spreads for new leases in the stabilized malls reflect the replacement of several tenants that were under short-term term leases with new retailers at better leasing terms. Demand for space reflects the growing optimism of retailers as they announce expansion plans for the coming years which we anticipate will further our gains in leasing.
LIQUIDITY AND CAPITAL RESOURCES
During the three months ended March 31, 2012, we elected to pay cash of $6.4 million in exchange for common units of limited partnership interest in the Operating Partnership to three holders of 431,380 common units upon exercise of their conversion rights. In March 2012, a holder of 194,572 common units of limited partnership interest in the Operating Partnership exercised its conversion rights. We elected to pay cash in exchange for the common units and, subsequent to March 31, 2012, paid the holder $3.5 million.
During the three months ended March 31, 2012, we retired 15 operating property loans totaling $394.4 million with borrowings from our secured credit facilities.
Also during the quarter ended March 31, 2012, YTC, an unconsolidated affiliate, closed on a $38.0 million ten-year non-recourse loan and Port Orange, an unconsolidated affiliate, closed on the extension and modification of a $65.0 million construction loan. Port Orange paid $3.3 million to reduce the balance on the loan.
As of March 31, 2012, we had approximately $788.4 million available on all of our credit facilities combined.  Our debt to gross asset value ratio was 51.3%. Based on a rolling twelve months, our interest coverage ratio was 2.47x and our debt coverage ratio was 1.91x.  Approximately 80% of our debt is non-recourse and property-specific. See Debt below for additional information.
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
Cash Flows From Operations
There was $61.7 million of unrestricted cash and cash equivalents as of March 31, 2012, an increase of $5.6 million from December 31, 2011.  Cash provided by operating activities during the three months ended March 31, 2012, increased $13.0 million to $91.8 million from $78.8 million during the three months ended March 31, 2011. The increase was primarily attributable to lower interest expense on our debt and the CBL/T-C Properties, which have been accounted for using the equity method since October 2011, but were accounted for on a consolidated basis prior to that date.
Debt
The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate (1)
March 31, 2012
Fixed-rate debt:
Non-recourse loans on operating properties(2)	$3,342,787	$(29,256)	$675,356	$3,988,887	5.47%
Recourse term loans on operating properties(2)	50,454	—	—	50,454	5.83%
Total fixed-rate debt	3,393,241	(29,256)	675,356	4,039,341	5.48%
Variable-rate debt:
Non-recourse term loans on operating properties	163,750	—	—	163,750	3.50%
Recourse term loans on operating properties	119,407	(726)	127,019	245,700	3.20%
Construction loans	28,223	—	—	28,223	3.28%
Secured lines of credit	359,418	—	—	359,418	3.00%
Unsecured term loans	395,209	—	—	395,209	1.64%
Total variable-rate debt	1,066,007	(726)	127,019	1,192,300	2.67%
Total	$4,459,248	$(29,982)	$802,375	$5,231,641	4.84%

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate (1)
December 31, 2011
Fixed-rate debt:
Non-recourse loans on operating properties(2)	$3,656,243	$(30,416)	$658,470	$4,284,297	5.58%
Recourse term loans on operating properties(2)	77,112	—	—	77,112	5.89%
Total fixed-rate debt	3,733,355	(30,416)	658,470	4,361,409	5.58%
Variable-rate debt:
Non-recourse term loans on operating properties	168,750	—	19,716	188,466	2.88%
Recourse term loans on operating properties	124,439	(726)	130,455	254,168	3.32%
Construction loans	25,921	—	—	25,921	3.32%
Secured lines of credit	27,300	—	—	27,300	3.03%
Unsecured term loans	409,590	—	—	409,590	1.67%
Total variable-rate debt	756,000	(726)	150,171	905,445	2.47%
Total	$4,489,355	$(31,142)	$808,641	$5,266,854	5.04%

(1)	Weighted average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.

(2)
We have four interest rate swaps with notional amounts outstanding totaling $116,748 as of March 31, 2012 and $117,700 as of December 31, 2011 related to four of our variable-rate loans on operating properties to effectively fix the interest rates on these loans.  Therefore, these amounts are reflected in fixed-rate debt at March 31, 2012 and December 31, 2011.

As of March 31, 2012, $580.5 million of our pro rata share of consolidated and unconsolidated debt is scheduled to mature over the remainder of 2012.  We extended a $13.6 million recourse mortgage loan on an operating property, extended a $228.0 million unsecured term loan, and refinanced a $30.9 million loan subsequent to March 31, 2012 and we have extension options that we intend to exercise for $79.5 million of the maturing debt, which leaves $228.5 million that will be retired or refinanced.
The weighted average remaining term of our total share of consolidated and unconsolidated debt was 4.5 years at March 31, 2012 and December 31, 2011. The weighted average remaining term of our pro rata share of fixed-rate debt was 5.3 years and 5.0 years at March 31, 2012 and December 31, 2011, respectively.
As of March 31, 2012 and December 31, 2011, our pro rata share of consolidated and unconsolidated variable-rate debt represented 22.8% and 17.2%, respectively, of our total pro rata share of debt. As of March 31, 2012, our share of consolidated and unconsolidated variable-rate debt represented 12.7% of our total market capitalization (see Equity below) as compared to 10.3% as of December 31, 2011.
Secured Lines of Credit
We have three secured lines of credit that are used for mortgage retirement, working capital, construction and acquisition purposes, as well as issuances of letters of credit. Each of these lines is secured by mortgages on certain of our operating properties. Borrowings under these secured lines of credit bear interest at LIBOR plus an applicable spread, ranging from 2.00% to 3.00%, based on our leverage ratio and had a weighted average interest rate of 3.00% at March 31, 2012. We also pay fees based on the amount of unused availability under our secured lines of credit at rates ranging from 0.15% to 0.35% of unused availability. The following summarizes certain information about the secured lines of credit as of March 31, 2012 (in thousands):

Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date
$105,000	$5,000		June 2013	N/A
525,000	204,223	(1)	February 2014	February 2015
520,000	150,195		April 2014	N/A
$1,150,000	$359,418

(1)	There was an additional $2,169 outstanding on this secured line of credit as of March 31, 2012 for letters of credit. Up to $50,000 of the capacity on this line can be used for letters of credit.
Unsecured Term Facilities
We have an unsecured term facility that bears interest at LIBOR plus a margin ranging from 0.95% to 1.40%, based on our leverage ratio.  At March 31, 2012, the outstanding borrowings of $167.2 million under this loan had a weighted average interest rate of 1.35%.  The loan was obtained for the exclusive purpose of acquiring certain properties from the Starmount Company or its affiliates.  We completed our acquisition of these properties in February 2008 and, as a result, no further draws can be made against the loan.  The loan matures in November 2012.  Net proceeds from a sale, or our share of excess proceeds from any refinancings, of any of the properties originally purchased with borrowings from this unsecured term loan must be used to pay down any remaining outstanding balance.
We have an unsecured term facility with total capacity of $228.0 million that bears interest at LIBOR plus a margin ranging from 1.50% to 1.80%, based on our leverage ratio.  At March 31, 2012, the outstanding borrowings of $228.0 million under the unsecured term loan had a weighted average interest rate of 1.85%.  Subsequent to March 31, 2012, we exercised a one-year extension option to extend the maturity date on this loan to April 2013.
Letters of Credit
We have secured and unsecured lines of credit with total availability of $15.9 million that are used only to issue letters of credit. There was $2.7 million outstanding under these lines at March 31, 2012.
Covenants and Restrictions
The agreements to the lines of credit contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, and limitations on cash flow distributions.  The Company believes that it was in compliance with all covenants and restrictions at March 31, 2012. The following presents the Company's compliance with certain of the ratios as of March 31, 2012:

Ratio	Required	Actual
Debt to Gross Asset Value	< 65%	51.3%
Interest Coverage (1)	> 1.75x	2.47x
Debt Service Coverage (1)	> 1.50x	1.91x
(1) Based on rolling twelve months.
The agreements to the $525.0 million and $520.0 million secured credit facilities and the two unsecured term loans described above, each with the same lead lender, contain default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods) in the event (i) there is a default in the payment of any indebtedness owed by us to any institution which is a part of the lender groups for the credit facilities, or (ii) there is any other type of default with respect to any indebtedness owed by us to any institution which is a part of the lender groups for the credit facilities and such lender accelerates the payment of the indebtedness owed to it as a result of such default.  The credit facility agreements provide that, upon the occurrence and continuation of an event of default, payment of all amounts outstanding under these credit facilities and those facilities with which these agreements reference cross-default provisions may be accelerated and the lenders’ commitments may be terminated.  Additionally, any default in the payment of any recourse indebtedness greater than $50.0 million, or any non-recourse indebtedness greater than $100.0 million, of the Company, the Operating Partnership and/or significant subsidiaries, as defined in the credit facilities, regardless of whether the lending institution is a part of the lender groups for the credit facilities, will constitute an event of default under the agreements to the credit facilities.  We believe that we were in compliance with regard to these provisions as of March 31, 2012.
Mortgages on Operating Properties
During the first quarter of 2012, we retired 15 operating property loans with an aggregate principal balance of $394.4 million that were secured by Arbor Place, The Landing at Arbor Place, CBL Center, Fashion Square, Hickory Hollow Mall, The Courtyard at Hickory Hollow, Jefferson Mall, Massard Crossing, Northwoods Mall, Old Hickory Mall, Pemberton Plaza, Randolph Mall, Regency Mall, WestGate Mall and Willowbrook Plaza with borrowings from our secured credit facilities.
Also during the first quarter, we closed on a $73.0 million ten-year non-recourse CMBS loan secured by Northwoods Mall in Charleston, SC, which bears a fixed interest rate of 5.075%. Proceeds were used to reduce outstanding balances on our secured credit facilities. Borrowings on the credit facilities of $51.4 million were used to retire the previous mortgage loan in February 2012 that was secured by Northwoods Mall.
In February 2012, YTC closed on a $38.0 million ten-year non-recourse loan, secured by York Town Center in York, PA, which bears interest at a fixed rate of 4.90%. Proceeds from the new loan, plus cash on hand, were used to retire an existing loan of $39.4 million that was scheduled to mature in March 2012.
In March 2012, Port Orange closed on the extension and modification of a construction loan, secured by The Pavilion at Port Orange in Port Orange, FL, to remove a 1% LIBOR floor, extend the maturity date to March 2014, and reduce the capacity from $98.9 million to $65.0 million. Port Orange paid $3.3 million to reduce the outstanding balance to $65.0 million on the loan. There is a one-year extension option remaining on the loan, which is at the joint venture's election, for an outside maturity date of March 2015. Interest on the loan is at a current rate of LIBOR plus a margin of 3.5%. We have guaranteed 100% of the construction loan.
In February 2012, we were notified by the lender of the non-recourse mortgage loan secured by Columbia Place in Columbia, SC that the loan had been placed in default. Columbia Place generates insufficient income levels to cover the debt service on the mortgage, which had a balance of $27.3 million at March 31, 2012, and a contractual maturity date of September 2013. The lender on the loan receives the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments.
Subsequent to March 31, 2012 we closed on a ten-year non-recourse CMBS loan of $122.0 million secured by Arbor Place in Douglasville, GA that bears interest at a fixed rate of 5.099%. Proceeds were used to reduce outstanding borrowings on our credit facilities. Borrowings from our credit facilities of $64.2 million were used to retire the previous loan secured by Arbor Place. This loan had an outstanding balance of $64.2 million on our secured credit facilities at March 31, 2012.
Subsequent to March 31, 2012, we completed the extension and modification of a recourse mortgage loan with total availability of $20.9 million, secured by Statesboro Crossing in Statesboro, GA. The total availability was reduced to equal the outstanding balance of $13.6 million and the maturity date was extended to February 15, 2013.
Subsequent to March 31, 2012, we closed on a $67.0 million ten-year non-recourse CMBS loan secured by Southpark Mall in Colonial Heights, VA. The loan bears interest at a fixed rate of 4.845% and matures in May 2022. Proceeds were used to retire an existing loan secured by Southpark Mall with a balance of $30.8 million and a fixed interest rate of 7.00% that was scheduled to mature in May 2012 and to reduce outstanding borrowings on our secured credit facilities.

Interest Rate Hedging Instruments
In January 2012, we entered into an interest rate cap agreement with an initial notional amount of $125.0 million, amortizing to $122.4 million, to hedge the risk of changes in cash flows on the borrowings of one of our properties equal to the cap notional. The interest rate cap protects us from increases in the hedged cash flows attributable to overall changes in 3-month LIBOR above the strike rate of the cap on the debt.  The strike rate associated with the interest rate cap is 5.0%. The cap matures in January 2014.

Instrument Type	Location in Consolidated Balance Sheet	Outstanding Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 3/31/12	Fair Value at 12/31/11	Maturity Date
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$56,444 (amortizing to $48,337)	1-month LIBOR	2.149%	$(2,532)	$(2,674)	April 30, 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$35,333 (amortizing to $30,276)	1-month LIBOR	2.187%	(1,632)	(1,725)	April 30, 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$13,212 (amortizing to $11,313)	1-month LIBOR	2.142%	(589)	(622)	April 30, 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$11,759 (amortizing to $10,083)	1-month LIBOR	2.236%	(563)	(596)	April 30, 2016
Cap	Intangible lease assets and other assets	$125,000 (amortizing to $122,375)	3-month LIBOR	5.000%	3	—	January 1, 2014
Equity
During the three months ended March 31, 2012, we paid dividends of $41.8 million to holders of our common stock and our preferred stock, as well as $16.5 million in distributions to the noncontrolling interest investors in our Operating Partnership and other consolidated subsidiaries.
On February 24, 2012, we announced a first quarter 2012 common stock dividend of $0.22 per share payable in cash that was paid on April 17, 2012.  Future dividends payable will be determined by our Board of Directors based upon circumstances at the time of declaration.
In January 2012 and December 2011, holders of 431,380 common units of limited partnership interest in the Operating Partnership exercised their conversion rights. We elected to pay cash in exchange for the common units and paid the holders $6.4 million in the three months ended March 31, 2012.
In March 2012, a holder of 194,572 common units of limited partnership interest in the Operating Partnership exercised its conversion rights. We elected to pay cash in exchange for the common units and, subsequent to March 31, 2012, paid the holder $3.5 million.
As a publicly traded company, we have access to capital through both the public equity and debt markets. We currently have a shelf registration statement on file with the SEC authorizing us to publicly issue senior and/or subordinated debt securities, shares of preferred stock (or depositary shares representing fractional interests therein), shares of common stock, warrants or rights to purchase any of the foregoing securities, and units consisting of two or more of these classes or series of securities.  There is no limit to the offering price or number of securities that we may issue under this shelf registration statement.
Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value of equity) ratio was 55.7% at March 31, 2012, compared to 59.6% at March 31, 2011. Our debt-to-market capitalization ratio at March 31, 2012 was computed as follows (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	190,275	$18.92	$3,600,003
7.75% Series C Cumulative Redeemable Preferred Stock	460	250.00	115,000
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00	453,750
Total market equity			4,168,753
Company’s share of total debt			5,231,641
Total market capitalization			$9,400,394
Debt-to-total-market capitalization ratio			55.7%

(1) Stock price for common stock and Operating Partnership units equals the closing price of our common stock on March 30, 2012. The stock prices for the preferred stock represent the liquidation preference of each respective series of preferred stock.
Capital Expenditures
Deferred maintenance expenditures are generally billed to tenants as common area maintenance expense, and most are recovered over a 5 to 15-year period. Renovation expenditures are primarily for remodeling and upgrades of malls, of which a portion is recovered from tenants over a 5 to 15-year period.  We recover these costs through fixed amounts with annual increases or pro rata cost reimbursements based on the tenant’s occupied space. The following table summarizes these capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three month period ended March 31, 2012 compared to 2011 (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Tenant allowances	$10,319	$5,756

Renovations	796	901

Deferred maintenance:
Parking lot and parking lot lighting	90	970
Roof repairs and replacements	1,489	530
Other capital expenditures	2,291	1,408
	3,870	2,908

	$14,985	$9,565

We capitalized overhead of $0.9 million in each of the three month periods ended March 31, 2012 and 2011. We capitalized $0.6 million and $1.0 million of interest during the three months ended March 31, 2012 and 2011, respectively.
The terms of the joint venture that we formed with TIAA-CREF require us to fund certain capital expenditures related to parking decks at West County Center estimated to be $26.4 million. As of March 31, 2012, we had funded $7.3 million of this amount leaving $19.1 million to be funded in 2012 and 2013.
Annual capital expenditures budgets are prepared for each of our properties that are intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, will provide the necessary funding for these expenditures.

Developments and Expansions
The following table summarizes our development projects as of March 31, 2012 (dollars in thousands):
Property Opened During the Three Months Ended March 31, 2012
(Dollars in thousands)

			CBL's Share of
Property	Location	Total Project Square Feet	Total Cost (a)	Cost to Date (b)	Opening Date	Initial Yield
Mall Redevelopment:
Foothills Mall/Plaza - Carmike Cinemas	Maryville, TN	45,276	$8,337	$8,683	March-12	7.3%
Properties Under Development at March 31, 2012
(Dollars in thousands)

		Total Project Square Feet	CBL's Share of
			Total Cost (a)	Cost to Date (b)	Expected Opening Date	Initial Yield
Property	Location
Community Center Expansions:
The Forum at Grandview - Phase II	Madison, MS	83,060	$16,826	$11,253	Summer-12	7.6%
Waynesville Commons	Waynesville, NC	127,585	9,987	5,733	Fall-12	10.6%
		210,645	26,813	16,986

Mall Redevelopment:
Monroeville Mall - JC Penney/Cinemark	Pittsburgh, PA	464,792	26,178	7,972	Fall-12/Winter-13	7.6%

Total Under Development		675,437	$52,991	$24,958

(a)	Total cost is presented net of reimbursements to be received.

(b)	Cost to date does not reflect reimbursements until they are received.
In March 2012, Carmike Cinemas opened a state-of-the art 12-screen movie theater complex at Foothills Mall in Maryville, TN.
Construction continues on our two expansion projects. The second phase of The Forum at Grandview, our 75/25 joint venture community center development in Madison, MS, will be anchored by Michaels, ULTA, HomeGoods and Petco. In Waynesville, NC we have under construction a community center that will be anchored by Belk along with PetSmart and Michaels, located next to an existing Wal-Mart.
The redevelopment at Monroeville Mall in Pittsburgh, PA features a new 110,000 square foot JC Penney store and a 12-screen movie theater.
Construction began in May 2012 on The Outlet Shoppes at Atlanta, located in Woodstock, GA. The 370,000 square foot project is already 70% leased or committed with retailers including Saks Fifth Avenue OFF 5TH, Nike, Levis, Brooks Brothers, Converse, Cole Haan, and others. This project will be owned in a 75/25 joint venture with an initial unleveraged yield above 10%.
In addition to the projects noted above, we are in the planning stages to add a second phase of 30,000 square feet to The Outlet Shoppes at Oklahoma City, located in Oklahoma City, OK.
Renovation projects are in progress at four of our malls, including Cross Creek Mall in Fayetteville, NC; Post Oak Mall in College Station, TX; Turtle Creek Mall in Hattiesburg, MS and Mall del Norte in Laredo, TX.  The projects are scheduled for completion by the end of 2012. The aggregate expenditure for these renovations is estimated to be approximately $20 million. We believe our renovation program is important to the continued growth of our properties in helping to attract new retailers as well as drive traffic and sales.
We hold options to acquire certain development properties owned by third parties.  Except for the projects presented above, we do not have any other material capital commitments as of March 31, 2012.

Off-Balance Sheet Arrangements
Unconsolidated Affiliates
We have ownership interests in 17 unconsolidated affiliates as of March 31, 2012 that are described in Note 5 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as “Investments in Unconsolidated Affiliates.”  The following are circumstances when we may consider entering into a joint venture with a third party:

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

Preferred Joint Venture Units
We consolidate our investment in a joint venture, CW Joint Venture, LLC ("CWJV"), with Westfield Group ("Westfield").  The terms of the joint venture agreement require that CWJV pay an annual preferred distribution at a rate of 5.0%, which increases to 6.0% on July 1, 2013, on the preferred liquidation value of the perpetual preferred joint venture units ("PJV units") of CWJV that are held by Westfield.  Westfield has the right to have all or a portion of the PJV units redeemed by CWJV with property owned by CWJV, and subsequent to October 16, 2012, with either cash or property owned by CWJV, in each case for a net equity amount equal to the preferred liquidation value of the PJV units. At any time after January 1, 2013, Westfield may propose that CWJV acquire certain qualifying property that would be used to redeem the PJV units at their preferred liquidation value. If CWJV does not redeem the PJV units with such qualifying property (a “Preventing Event”), then the annual preferred distribution rate on the PJV units increases to 9.0% beginning July 1, 2013.  We will have the right, but not the obligation, to offer to redeem the PJV units from January 31, 2013 through January 31, 2015 at their preferred liquidation value, plus accrued and unpaid distributions. If we fail to make such an offer, the annual preferred distribution rate on the PJV units increases to 9.0% for the period from July 1, 2013 through June 30, 2016, at which time it decreases to 6.0% if a Preventing Event has not occurred.  If, upon redemption of the PJV units, the fair value of our common stock is greater than $32.00 per share, then such excess (but in no case greater than $26.0 million in the aggregate) shall be added to the aggregate preferred liquidation value payable on account of the PJV units.  We account for this contingency using the method prescribed for earnings or other performance measure contingencies.  As such, should this contingency result in additional consideration to Westfield, we will record the current fair value of the consideration issued as a purchase price adjustment at the time the consideration is paid or payable.
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
We own a parcel of land in Lee’s Summit, MO that we are ground leasing to a third party development company.  The third party developed and operates a shopping center on the land parcel.  We have guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount, representing 27% of capacity, is approximately $18.6 million.  The total amount outstanding at March 31, 2012 on the loans was $60.8 million of which we have guaranteed $16.4 million.  We reported an obligation of $0.2 million as of March 31, 2012 and December 31, 2011 in the accompanying condensed consolidated balance sheets to reflect the estimated fair value of the guaranty.
We have guaranteed 100% of the construction and land loans of West Melbourne I, LLC (“West Melbourne”), an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $45.7 million.  West Melbourne developed and operates Hammock Landing, a community center in West Melbourne, FL. The total amount outstanding on the loans at March 31, 2012 was $45.7 million. The guaranty will expire upon repayment of the debt.  The land loan, and the construction loan, each representing $3.2 million and $42.5 million, respectively, of the amount outstanding at March 31, 2012, mature in November 2013. The construction loan has a one-year extension option available. We recorded an obligation of $0.5 million in the accompanying condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011 to reflect the estimated fair value of this guaranty.

We have guaranteed 100% of the construction loan of Port Orange, an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $65.0 million.  Port Orange developed and operates The Pavilion at Port Orange, a community center in Port Orange, FL.  The total amount outstanding at March 31, 2012 on the loan was $65.0 million. The guaranty will expire upon repayment of the debt.  The loan matures in March 2014 and has a one-year extension option available. We recorded an obligation of $1.0 million in the accompanying condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011 to reflect the estimated fair value of this guaranty.
We have guaranteed the lease performance of YTC, an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22.0 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to $10.0 million. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $18.0 million as of March 31, 2012.  We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty.  We did not record an obligation for this guaranty because we determined that the fair value of the guaranty is not material.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. The following discussion describes our most critical accounting policies, which are those that are both important to the presentation of our financial condition and results of operations and that require significant judgment or use of complex estimates.

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

All acquired real estate assets are accounted for using the acquisition method of accounting and accordingly, the results of operations are included in the condensed consolidated statements of operations from the respective dates of acquisition.  The purchase price is allocated to (i) tangible assets, consisting of land, buildings and improvements, as if vacant, and tenant improvements and (ii) identifiable intangible assets and liabilities generally consisting of above- and below-market leases and in-place leases.  We use estimates of fair value based on estimated cash flows, using appropriate discount rates, and other valuation methods to allocate the purchase price to the acquired tangible and intangible assets.  Liabilities assumed generally consist of mortgage debt on the real estate assets acquired.  Assumed debt with a stated interest rate that is significantly different from market interest rates is recorded at its fair value based on estimated market interest rates at the date of acquisition.

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

In March 2012, we recognized a loss on impairment of real estate assets of $0.3 million related to the sale of Oak Hollow Square due to the true-up of certain estimated amounts to actual amounts.  The loss on impairment is recorded in operating income of discontinued operations for the three months ended March 31, 2012.

In February 2011, we incurred a loss on impairment of real estate assets of $2.7 million related to the disposition of Oak Hollow Mall to write down the book value of the property to the net sales price.  The loss on impairment is recorded in operating income of discontinued operations for the three months ended March 31, 2011.

Allowance for Doubtful Accounts

We periodically perform a detailed review of amounts due from tenants and others to determine if accounts receivable balances are impaired based on factors affecting the collectability of those balances.  Our estimates of the allowance for doubtful accounts requires significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.  We recorded a provision for doubtful accounts of $0.7 million and $1.4 million for the three months ended March 31, 2012 and 2011, respectively.

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

No impairments of investments in unconsolidated affiliates were incurred during the three months ended March 31, 2012 and 2011.

Recent Accounting Pronouncements

Accounting Guidance Adopted

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The objective of ASU 2011-04 is to align fair value measurements and related disclosure requirements under GAAP and International Financial Reporting Standards (“IFRSs”), thus improving the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. For public entities, this guidance was effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. The adoption of ASU 2011-04 did not have a material impact on our condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). The objective of this accounting update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements of net income and other comprehensive income. For public entities, this guidance was effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). This guidance defers the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. Other requirements of ASU 2011-05 are not affected by ASU 2011-12. The guidance in ASU 2011-12 was effective at the same time as ASU 2011-05 so that entities would not be required to comply with the presentation requirements in ASU 2011-05 that ASU 2011-12 deferred. The adoption of this guidance changed the presentation format of the our condensed consolidated financial statements but did not have an impact on the amounts reported in those statements.

In December 2011, the FASB issued ASU No. 2011-10, Derecognition of in Substance Real Estate - a Scope Clarification (“ASU 2011-10”). This guidance applies to the derecognition of in substance real estate when the parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate because of a default by the subsidiary on its nonrecourse debt. Under ASU 2011-10, the reporting entity should apply the guidance in Accounting Standards Codification ("ASC") 360-20, Property, Plant and Equipment - Real Estate Sales, to determine whether it should derecognize the in substance real estate. Generally, the requirements to derecognize in substance real estate would not be met before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. Thus, even if the reporting entity ceases to have a controlling financial interest under ASC 810-10, Consolidation - Overall, it would continue to include the real estate, debt, and the results of the subsidiary's operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. ASU 2011-10 should be applied on a prospective basis to deconsolidation events occurring after the effective date. For public companies, this guidance is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. Early adoption is permitted. We elected to adopt ASU 2011-10 effective January 1, 2012. The adoption of this guidance did not have an impact on our condensed consolidated financial statements.

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

Funds From Operations

Funds from Operations ("FFO") is a widely used measure of the operating performance of real estate companies that supplements net income (loss) determined in accordance with GAAP. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) (computed in accordance with GAAP) excluding gains or losses on sales of operating properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures and noncontrolling interests. Adjustments for unconsolidated partnerships and joint ventures and noncontrolling interests are calculated on the same basis. In October 2011, NAREIT clarified that FFO should exclude the impact of losses on impairment of depreciable properties. The Company has calculated FFO for all periods presented with this clarification. We define FFO allocable to common shareholders as defined above by NAREIT less dividends on preferred stock. Our method of calculating FFO allocable to common shareholders may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

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

During the three months ended March 31, 2011, we recorded a gain on extinguishment of debt from discontinued operations.  Considering the significance and nature of this item, we believe that it is important to identify the impact of the change on our FFO measures for a reader to have a complete understanding of our results of operations.  Therefore, we have also presented our FFO measure excluding this item.

FFO of the Operating Partnership decreased to $92.5 million during the three months ended March 31, 2012 compared to $122.7 million in the prior year period. The decrease is due to a $32.0 million gain on extinguishment of debt reported in operating income of discontinued operations for the three months ended March 31, 2011.  Excluding the gain on extinguishment of debt, FFO of the Operating Partnership for the three months ended March 31, 2012 was $92.5 million as compared to $90.7 million for the three months ended March 31, 2011, an increase of $1.8 million.

The reconciliation of FFO to net income (loss) attributable to common shareholders is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Net income attributable to common shareholders	$15,455	$36,725
Noncontrolling interest in income of operating partnership	4,362	10,451
Depreciation and amortization expense of:
Consolidated properties	63,157	67,699
Unconsolidated affiliates	11,111	5,515
Discontinued operations	116	368
Non-real estate assets	(417)	(638)
Noncontrolling interests' share of depreciation and amortization	(446)	(149)
Loss on impairment of real estate, net of tax benefit	196	2,746
Gain on depreciable property	(493)	—
Gain on discontinued operations	(565)	(14)
Funds from operations of the operating partnership	92,476	122,703
Gain on extinguishment of debt from discontinued operations	—	(32,015)
Funds from operations of the operating partnership, as adjusted	$92,476	$90,688
The reconciliations of FFO of the Operating Partnership to FFO allocable to Company shareholders, including and excluding the gain on extinguishment of debt from discontinued operations, are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Funds from operations of the operating partnership	$92,476	$122,703
Percentage allocable to common shareholders (1)	78.05%	77.85%
Funds from operations allocable to common shareholders	$72,178	$95,524

Funds from operations of the operating partnership, as adjusted	$92,476	$90,688
Percentage allocable to common shareholders (1)	78.05%	77.85%
Funds from operations allocable to Company shareholders, as adjusted	$72,178	$70,601

(1)	Represents the weighted average number of common shares outstanding for the period divided by the sum of the weighted average number of common shares and the weighted average number of Operating Partnership units outstanding during the period.

ITEM 3:    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risk exposures, including interest rate risk and foreign exchange rate risk. The following discussion regarding our risk management activities includes forward-looking statements that involve risk and uncertainties.  Estimates of future performance and economic conditions are reflected assuming certain changes in interest and foreign exchange rates.  Caution should be used in evaluating our overall market risk from the information presented below, as actual results may differ.  We employ various derivative programs to manage certain portions of our market risk associated with interest rates.  See Note 6 of the notes to condensed consolidated financial statements for further discussions of the qualitative aspects of market risk, including derivative financial instrument activity.

Interest Rate Risk

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at March 31, 2012, a 0.5% increase or decrease in interest rates on variable rate debt would decrease or increase annual cash flows by approximately $5.9 million and $2.9 million, respectively, and increase or decrease annual interest expense, after the effect of capitalized interest, by approximately $5.9 million and $2.8 million, respectively.

Based on our proportionate share of total consolidated and unconsolidated debt at March 31, 2012, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $86.3 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $88.9 million.

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

TPD also has filed claims under several insurance policies in connection with this matter, and there are three pending lawsuits relating to insurance coverage. On October 8, 2010, First Mercury Insurance Company (“First Mercury”) filed an action in the United

States District Court for the Eastern District of Texas against M Hanna and TPD seeking a declaratory judgment concerning coverage under a liability insurance policy issued by First Mercury to M Hanna. That case was dismissed for lack of federal jurisdiction and refiled in Texas state court. On June 13, 2011, TPD filed an action in the Chancery Court of Hamilton County, Tennessee against National Union Fire Insurance Company of Pittsburgh, PA (“National Union”) and EMJ seeking a declaratory judgment regarding coverage under a liability insurance policy issued by National Union to EMJ and recovery of damages arising out of National Union's breach of its obligations. In March 2012, Zurich American and Zurich American of Illinois, which also have issued liability insurance policies to EMJ, intervened in that case and the case is set for trial on October 29, 2013. On February 14, 2012, TPD filed claims in the United States District Court for the Southern District of Mississippi against Factory Mutual Insurance Company and Federal Insurance Company seeking a declaratory judgment concerning coverage under certain builders risk and property insurance policies issued by those respective insurers to the Company.

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

ITEM 1A.    Risk Factors

The following information updates the information disclosed in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011, by providing information that is current as of March 31, 2012:

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

We believe that our properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. As of March 31, 2012, we have recorded in our financial statements a liability of $3.0 million related to potential future asbestos abatement activities at our properties which are not expected to have a material impact on our financial condition or results of operations. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former properties. Therefore, we have not recorded any liability related to hazardous or toxic substances. Nevertheless, it is possible that the environmental assessments available to us do not reveal all potential environmental liabilities. It is also possible that subsequent investigations will identify material contamination, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the properties has not been or will not be affected by tenants and occupants of the properties, by the condition of properties in the vicinity of the properties or by third parties unrelated to us, the Operating Partnership or the relevant property’s partnership.

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

At March 31, 2012, our total share of consolidated and unconsolidated debt outstanding was approximately $5,231.6 million, which represented approximately 55.7% of our total market capitalization at that time, and our total share of consolidated and unconsolidated debt maturing in 2012, 2013 and 2014, giving effect to all maturity extensions that are available at our election, was approximately $259.4 million, $743.3 million and $410.3 million, respectively.  Our significant leverage could have important consequences.  For example, it could:

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

As of March 31, 2012, our total share of consolidated and unconsolidated variable rate debt was $1,192.3 million.  Increases in interest rates will increase our cash interest payments on the variable rate debt we have outstanding from time to time.  If we do not have sufficient cash flow from operations, we might not be able to make all required payments of principal and interest on our debt, which could result in a default or have a material adverse effect on our financial condition and results of operations, and which might adversely affect our cash flow and our ability to make distributions to shareholders.  These significant debt payment obligations might also require us to use a significant portion of our cash flow from operations to make interest and principal payments on our debt rather than for other purposes such as working capital, capital expenditures or distributions on our common equity.

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

Our credit facilities require us to satisfy certain affirmative and negative covenants and to meet numerous financial tests.  The financial covenants under the credit facilities require, among other things, that our Debt to Gross Asset Value ratio, as defined in the agreements to our credit facilities, be less than 65%, that our Interest Coverage ratio, as defined, be greater than 1.75, and that our Debt Service Coverage ratio, as defined, be greater than 1.50.  Compliance with each of these ratios is dependent upon our financial performance.  The Debt to Gross Asset Value ratio is based, in part, on applying a capitalization rate to our earnings before income taxes, depreciation and amortization (“EBITDA”), as defined in the agreements to our credit facilities.  Based on this calculation method, decreases in EBITDA would result in an increased Debt to Gross Asset Value ratio, although overall debt levels remain constant.  As of March 31, 2012, the Debt to Gross Asset Value ratio was 51.3% and we believe we were in compliance with all other covenants related to our credit facilities.

RISKS RELATED TO GEOGRAPHIC CONCENTRATIONS

Since our properties are located principally in the Southeastern and Midwestern United States, our financial position, results of operations and funds available for distribution to shareholders are subject generally to economic conditions in these regions.

Our properties are located principally in the southeastern and midwestern United States. Our properties located in the southeastern United States accounted for approximately 48.3% of our total revenues from all properties for the three months ended March 31, 2012 and currently include 43 malls, 20 associated centers, eight community centers and 18 office buildings. Our properties located in the midwestern United States accounted for approximately 32.7% of our total revenues from all properties for the three months ended March 31, 2012 and currently include 26 malls and four associated centers. Our results of operations and funds available for distribution to shareholders therefore will be subject generally to economic conditions in the southeastern and midwestern United States. While we already have properties located in seven states across the southwestern, northeastern and western regions, we will continue to look for opportunities to geographically diversify our portfolio in order to minimize dependency on any particular region; however, the expansion of the portfolio through both acquisitions and developments is contingent on many factors including consumer demand, competition and economic conditions.

Our financial position, results of operations and funds available for distribution to shareholders could be adversely affected by any economic downturn affecting the operating results at our properties in the St. Louis, MO, Nashville, TN, Chattanooga, TN, Kansas City (Overland Park), KS and Madison, WI metropolitan areas, which are our five largest markets.

Our properties located in the St. Louis, MO, Nashville, TN, Chattanooga, TN, Kansas City (Overland Park), KS, and Madison, WI metropolitan areas accounted for approximately 9.3%, 3.8%, 3.5%, 3.2% and 2.9%, respectively, of our total revenues for the three months ended March 31, 2012. No other market accounted for more than 2.8% of our total revenues for the three months ended March 31, 2012. Our financial position and results of operations will therefore be affected by the results experienced at properties located in these metropolitan areas.

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

•
Interests in Other Entities; Policies of the Board of Directors – Certain entities owned in whole or in part by members of our senior management, including the construction company that built or renovated most of our properties, may continue to perform services for, or transact business with, us and the Operating Partnership. Furthermore, certain property tenants are affiliated with members of our senior management. Our Bylaws provide that any contract or transaction between us or the Operating Partnership and one or more of our directors or officers, or between us or the Operating Partnership and any other entity in which one or more of our directors or officers are directors or officers or have a financial interest, must be approved by our disinterested directors or stockholders after the material facts of the relationship or interest of the contract or transaction are disclosed or are known to them. Our Code of Business Conduct and Ethics also contains provisions governing the approval of certain transactions involving the Company and employees (or immediate family members of employees, as defined therein) that are not subject to the provision of the Bylaws described above. Such transactions are also subject to the Company's Related Party Transactions policy in the manner and to the extent detailed in the proxy statement filed with the SEC for the Company's 2012 annual meeting. Nevertheless, these affiliations could create conflicts between the interests of these members of senior management and the interests of the Company, our shareholders and the Operating Partnership in relation to any transactions between us and any of these entities.

ITEM 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1–31, 2012	—	$—	—	$—
February 1–29, 2012	12,273	18.34	—	—
March 1–31, 2012	—	—	—	—
Total	12,273	$18.34	—	$—

(1) Represents shares surrendered to the Company by employees to satisfy federal and state income tax with requirements related to the vesting of shares of restricted stock.
(2) Represents the market value of the common stock on the vesting date for the shares of restricted stock, which was used to determine the number of shares required to be surrendered to satisfy income tax withholding requirements.

ITEM 3:    Defaults Upon Senior Securities

None.

ITEM 4:    Mine Safety Disclosures

Not applicable.

ITEM 5:    Other Information

None.

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
(Authorized Officer and Principal Financial Officer)

Date: May 10, 2012

INDEX TO EXHIBITS

Exhibit Number	Description

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends
31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

* Pursuant to Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.