Form 10-Q
period 2012-06-30
CBL & ASSOCIATES PROPERTIES INC
filed 2012-08-09
CIK 910612

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012
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
As of August 3, 2012, there were 158,562,211 shares of common stock, par value $0.01 per share, outstanding.

CBL & Associates Properties, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1:   Financial Statements

CBL & Associates Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

ASSETS	June 30, 2012	December 31, 2011
Real estate assets:
Land	$888,084	$851,303
Buildings and improvements	7,020,394	6,777,776
	7,908,478	7,629,079
Accumulated depreciation	(1,873,310)	(1,762,149)
	6,035,168	5,866,930
Held for sale	—	14,033
Developments in progress	139,500	124,707
Net investment in real estate assets	6,174,668	6,005,670
Cash and cash equivalents	71,537	56,092
Receivables:
Tenant, net of allowance for doubtful accounts of $2,051 and $1,760 in 2012 and 2011, respectively	71,520	74,160
Other, net of allowance for doubtful accounts of $1,248 and $1,400 in 2012 and 2011, respectively	8,156	11,592
Mortgage and other notes receivable	25,442	34,239
Investments in unconsolidated affiliates	304,663	304,710
Intangible lease assets and other assets	257,625	232,965
	$6,913,611	$6,719,428

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness	$4,693,208	$4,489,355
Accounts payable and accrued liabilities	323,470	303,577
Total liabilities	5,016,678	4,792,932
Commitments and contingencies (Notes 5 and 11)
Redeemable noncontrolling interests:
Redeemable noncontrolling partnership interests	38,218	32,271
Redeemable noncontrolling preferred joint venture interest	423,777	423,834
Total redeemable noncontrolling interests	461,995	456,105
Shareholders' equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized:
7.75% Series C Cumulative Redeemable Preferred Stock, 460,000 shares outstanding	5	5
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding	18	18
Common stock, $.01 par value, 350,000,000 shares authorized, 158,560,145 and 148,364,037 issued and outstanding in 2012 and 2011, respectively	1,586	1,484
Additional paid-in capital	1,697,943	1,657,927
Accumulated other comprehensive income	4,146	3,425
Dividends in excess of cumulative earnings	(432,908)	(399,581)
Total shareholders' equity	1,270,790	1,263,278
Noncontrolling interests	164,148	207,113
Total equity	1,434,938	1,470,391
	$6,913,611	$6,719,428
The accompanying notes are an integral part of these condensed consolidated statements.
CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES:
Minimum rents	$167,609	$168,288	$328,397	$339,202
Percentage rents	1,756	2,062	5,222	5,802
Other rents	4,683	4,582	9,996	9,590
Tenant reimbursements	71,732	77,022	142,219	153,832
Management, development and leasing fees	1,966	1,568	4,435	2,905
Other	7,852	8,597	16,001	17,957
Total revenues	255,598	262,119	506,270	529,288

OPERATING EXPENSES:
Property operating	36,562	35,984	74,923	76,143
Depreciation and amortization	68,126	71,839	131,283	139,538
Real estate taxes	23,756	25,124	46,602	49,450
Maintenance and repairs	13,419	14,044	26,575	30,052
General and administrative	11,993	11,241	25,793	23,041
Other	6,559	7,046	13,317	15,349
Total operating expenses	160,415	165,278	318,493	333,573
Income from operations	95,183	96,841	187,777	195,715
Interest and other income	1,298	612	2,373	1,157
Interest expense	(61,400)	(70,914)	(121,460)	(139,127)
Gain on extinguishment of debt	—	—	—	581
Gain (loss) on sales of real estate assets	2,543	(97)	3,130	712
Equity in earnings of unconsolidated affiliates	2,073	1,455	3,339	3,233
Income tax (provision) benefit	(267)	4,653	(39)	6,423
Income from continuing operations	39,430	32,550	75,120	68,694
Operating income (loss) from discontinued operations	(21)	(3,156)	(71)	24,594
Gain (loss) on discontinued operations	(16)	138	895	152
Net income	39,393	29,532	75,944	93,440
Net income attributable to noncontrolling interests in:
Operating partnership	(5,197)	(2,752)	(9,559)	(13,203)
Other consolidated subsidiaries	(4,805)	(6,404)	(10,945)	(12,542)
Net income attributable to the Company	29,391	20,376	55,440	67,695
Preferred dividends	(10,594)	(10,594)	(21,188)	(21,188)
Net income attributable to common shareholders	$18,797	$9,782	$34,252	$46,507

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)
(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.12	$0.08	$0.22	$0.18
Discontinued operations	—	(0.01)	0.01	0.13
Net income attributable to common shareholders	$0.12	$0.07	$0.23	$0.31
Weighted average common shares outstanding	150,913	148,356	149,704	148,214

Diluted earnings per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.12	$0.08	$0.22	$0.18
Discontinued operations	—	(0.01)	0.01	0.13
Net income attributable to common shareholders	$0.12	$0.07	$0.23	$0.31
Weighted average common and potential dilutive common shares outstanding	150,954	148,398	149,746	148,262

Amounts attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$18,826	$12,134	$33,603	$27,233
Discontinued operations	(29)	(2,352)	649	19,274
Net income attributable to common shareholders	$18,797	$9,782	$34,252	$46,507

Dividends declared per common share	$0.22	$0.21	$0.44	$0.42

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$39,393	$29,532	$75,944	$93,440

Other comprehensive income (loss):
Unrealized holding gain on available-for-sale securities	61	474	1,579	1,807
Reclassification to net income of realized (gain) loss on available-for-sale securities	(160)	—	(160)	22
Unrealized loss on hedging instruments	(765)	(2,634)	(481)	(2,072)
Total other comprehensive income (loss)	(864)	(2,160)	938	(243)

Comprehensive income	38,529	27,372	76,882	93,197
Comprehensive income attributable to noncontrolling interests in:
Operating partnership	(5,019)	(2,275)	(9,776)	(13,150)
Other consolidated subsidiaries	(4,805)	(6,404)	(10,945)	(12,542)
Comprehensive income attributable to the Company	$28,705	$18,693	$56,161	$67,505

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands)
 (Unaudited)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Partnership Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2011	$34,379	$23	$1,479	$1,657,507	$7,855	$(366,526)	$1,300,338	$223,605	$1,523,943
Net income	2,634	—	—	—	—	67,695	67,695	12,875	80,570
Other comprehensive loss	(2)	—	—	—	(190)	—	(190)	(51)	(241)
Conversion of operating partnership special common units to shares of common stock	—	—	1	728	—	—	729	(729)	—
Dividends declared - common stock	—	—	—	—	—	(62,303)	(62,303)	—	(62,303)
Dividends declared - preferred stock	—	—	—	—	—	(21,188)	(21,188)	—	(21,188)
Issuance of common stock and restricted common stock	—	—	2	190	—	—	192	—	192
Cancellation of restricted common stock	—	—	—	(184)	—	—	(184)	—	(184)
Exercise of stock options	—	—	2	1,952	—	—	1,954	—	1,954
Accrual under deferred compensation arrangements	—	—	—	27	—	—	27	—	27
Amortization of deferred compensation	—	—	—	1,376	—	—	1,376	—	1,376
Distributions to noncontrolling interests	(4,511)	—	—	—	—	—	—	(22,086)	(22,086)
Adjustment for noncontrolling interests	1,620	—	—	(2,261)	—	—	(2,261)	641	(1,620)
Adjustment to record redeemable noncontrolling interests at redemption value	1,186	—	—	(1,186)	—	—	(1,186)	—	(1,186)
Balance, June 30, 2011	$35,306	$23	$1,484	$1,658,149	$7,665	$(382,322)	$1,284,999	$214,255	$1,499,254

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands)
(Unaudited)
(Continued)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Partnership Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2012	$32,271	$23	$1,484	$1,657,927	$3,425	$(399,581)	$1,263,278	$207,113	$1,470,391
Net income	1,620	—	—	—	—	55,440	55,440	8,595	64,035
Other comprehensive income	8	—	—	—	721	—	721	209	930
Conversion of operating partnership common units to shares of common stock	—	—	98	45,599	—	—	45,697	(45,697)	—
Redemption of operating partnership common units	—	—	—	—	—	—	—	(9,836)	(9,836)
Dividends declared - common stock	—	—	—	—	—	(67,579)	(67,579)	—	(67,579)
Dividends declared - preferred stock	—	—	—	—	—	(21,188)	(21,188)	—	(21,188)
Issuance of common stock and restricted common stock	—	—	2	327	—	—	329	—	329
Cancellation of restricted common stock	—	—	—	(255)	—	—	(255)	—	(255)
Exercise of stock options	—	—	2	4,432	—	—	4,434	—	4,434
Accrual under deferred compensation arrangements	—	—	—	29	—	—	29	—	29
Amortization of deferred compensation	—	—	—	1,496	—	—	1,496	—	1,496
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4,042	4,042
Distributions to noncontrolling interests	(4,536)	—	—	—	—	—	—	(17,540)	(17,540)
Adjustment for noncontrolling interests	1,485	—	—	(4,242)	—	—	(4,242)	2,757	(1,485)
Adjustment to record redeemable noncontrolling interests at redemption value	7,370	—	—	(7,370)	—	—	(7,370)	—	(7,370)
Acquire controlling interest in shopping center property	—	—	—	—	—	—	—	14,505	14,505
Balance, June 30, 2012	$38,218	$23	$1,586	$1,697,943	$4,146	$(432,908)	$1,270,790	$164,148	$1,434,938

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$75,944	$93,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131,399	140,178
Net amortization of deferred finance costs and debt premiums	3,787	6,088
Net amortization of intangible lease assets and liabilities	(147)	(527)
Gain on sales of real estate assets	(3,130)	(712)
Gain on sale of discontinued operations	(895)	(152)
Write-off of development projects	(123)	51
Share-based compensation expense	1,739	1,502
Net realized (gain) loss on sale of available-for-sale securities	(160)	22
Write-down of mortgage and other notes receivable	—	1,500
Loss on impairment of real estate from discontinued operations	293	6,696
Gain on extinguishment of debt	—	(581)
Gain on extinguishment of debt from discontinued operations	—	(31,434)
Equity in earnings of unconsolidated affiliates	(3,339)	(3,233)
Distributions of earnings from unconsolidated affiliates	7,314	3,922
Provision for doubtful accounts	1,331	1,542
Change in deferred tax accounts	2,316	(4,926)
Changes in:
Tenant and other receivables	5,745	3,438
Other assets	2,923	758
Accounts payable and accrued liabilities	(5,207)	(19,977)
Net cash provided by operating activities	219,790	197,595

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(88,890)	(79,282)
Acquisition of real estate assets	(61,419)	—
Additions to restricted cash	(1,270)	(10,203)
Proceeds from sales of real estate assets	38,161	10,854
Additions to mortgage and other notes receivable	(2,965)	—
Payments received on mortgage and other notes receivable	2,160	2,708
Additional investments in and advances to unconsolidated affiliates	(3,969)	(19,626)
Distributions in excess of equity in earnings of unconsolidated affiliates	7,316	9,283
Changes in other assets	2,066	(7,664)
Net cash used in investing activities	(108,810)	(93,930)

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$1,136,081	$1,074,808
Principal payments on mortgage and other indebtedness	(1,108,292)	(1,057,087)
Additions to deferred financing costs	(2,688)	(5,980)
Proceeds from issuances of common stock	87	93
Proceeds from exercises of stock options	4,434	1,954
Purchase of noncontrolling interest in the Operating Partnership	(9,836)	—
Contributions from noncontrolling interests	4,042	40
Distributions to noncontrolling interests	(34,323)	(38,579)
Dividends paid to holders of preferred stock	(21,188)	(21,188)
Dividends paid to common shareholders	(63,852)	(60,731)
Net cash used in financing activities	(95,535)	(106,670)

NET CHANGE IN CASH AND CASH EQUIVALENTS	15,445	(3,005)
CASH AND CASH EQUIVALENTS, beginning of period	56,092	50,896
CASH AND CASH EQUIVALENTS, end of period	$71,537	$47,891

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$115,507	$134,081

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share data)
Note 1 – Organization and Basis of Presentation
CBL & Associates Properties, Inc. (“CBL”), a Delaware corporation, is a self-managed, self-administered, fully-integrated real estate investment trust (“REIT”) that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air centers, associated centers, community centers and office properties.  Its properties are located in 27 states, but are primarily in the southeastern and midwestern United States.
CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the “Operating Partnership”). As of June 30, 2012, the Operating Partnership owned controlling interests in 77 regional malls/open-air centers (including our mixed-use center), 29 associated centers (each located adjacent to a regional mall), six community centers and 13 office buildings, including CBL’s corporate office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a variable interest entity.  At June 30, 2012, the Operating Partnership owned non-controlling interests in ten regional malls/open-air centers, three associated centers, five community centers and six office buildings. Because one or more of the other partners have substantive participating rights, the Operating Partnership does not control these partnerships and joint ventures and, accordingly, accounts for these investments using the equity method. The Operating Partnership had controlling interests in the development of one outlet center and expansion of one outlet center, both of which are owned in 75% /25% joint ventures at June 30, 2012. The Operating Partnership also had controlling interests in one mall expansion, one community center development and one mall redevelopment under construction at June 30, 2012.  The Operating Partnership also holds options to acquire certain development properties owned by third parties.
CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At June 30, 2012, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.1% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 82.3% limited partner interest for a combined interest held by CBL of 83.4%.
The noncontrolling interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively “CBL’s Predecessor”). CBL’s Predecessor contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993. At June 30, 2012, CBL’s Predecessor owned a 9.8% limited partner interest and third parties owned a 6.8% limited partner interest in the Operating Partnership.  CBL’s Predecessor also owned 7.6 million shares of CBL’s common stock at June 30, 2012, for a total combined effective interest of 13.8% in the Operating Partnership. The Richard E. Jacobs Group ("Jacobs"), which owned a significant noncontrolling interest in the Operating Partnership, exercised its right to convert its limited partner interest in the Operating Partnership into shares of common stock of CBL during the three months ended June 30, 2012. See Note 5 and Note 15 for more detailed information related to the Jacobs' conversion.
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
The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. All intercompany transactions have been eliminated. The results for the interim period ended June 30, 2012 are not necessarily indicative of the results to be obtained for the full fiscal year.
Certain historical amounts have been reclassified to conform to the current year's presentation. The financial results of certain properties that had been classified in continuing operations have been reclassified to discontinued operations in the condensed consolidated financial statements for all periods presented herein. Except where noted, the information presented in the Notes to Unaudited Condensed Consolidated Financial Statements excludes discontinued operations.

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
Fair Value Measurements on a Recurring Basis
The following tables set forth information regarding the Company’s financial instruments that are measured at fair value on a recurring basis in the accompanying condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011:

		Fair Value Measurements at Reporting Date Using
	Fair Value at June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$27,092	$15,263	$—	$11,829
Privately held debt and equity securities	2,475	—	—	2,475
Interest rate cap	—	—	—	—

Liabilities:
Interest rate swaps	$6,078	$—	$6,078	$—

		Fair Value Measurements at Reporting Date Using
	Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$30,613	$18,784	$—	$11,829
Privately held debt and equity securities	2,475	—	—	2,475

Liabilities:
Interest rate swaps	$5,617	$—	$5,617	$—
The Company recognizes transfers in and out of every level at the end of each reporting period. There were no transfers between Levels 1, 2, or 3 for all periods presented.
Intangible lease assets and other assets in the condensed consolidated balance sheets include marketable securities consisting of corporate equity securities, mortgage/asset-backed securities, mutual funds and bonds that are classified as available for sale.  Net unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of accumulated other comprehensive income in redeemable noncontrolling interests, shareholders’ equity and noncontrolling interests.  If a decline in the value of an investment is deemed to be other than temporary, the investment is written down to fair value and an impairment loss is recognized in the current period to the extent of the decline in value. During the three and six months ended June 30, 2012 and 2011, the Company did not record any write-downs related to other-than-temporary impairments.  During the three and six month periods ended June 30, 2012, the Company recognized realized gains of $160 related to sales of marketable securities. During the six months ended June 30, 2011, the Company recognized realized losses of $22 related to sales of marketable securities.  The fair value of the Company’s available-for-sale securities that are based on quoted market prices, are classified under Level 1.  Tax increment financing bonds ("TIF bonds") are classified as Level 3. The following is a summary of the available-for-sale securities held by the Company as of June 30, 2012 and December 31, 2011:

		Gross Unrealized
	Adjusted Cost	Gains	Losses	Fair Value
June 30, 2012:
Common stocks	$4,207	$11,061	$(5)	$15,263
Government and government sponsored entities	13,371	—	(1,542)	11,829
	$17,578	$11,061	$(1,547)	$27,092

		Gross Unrealized
	Adjusted Cost	Gains	Losses	Fair Value
December 31, 2011:
Common stocks	$4,207	$9,480	$(5)	$13,682
Mutual funds	928	23	—	951
Mortgage/asset-backed securities	1,717	10	(4)	1,723
Government and government sponsored entities	15,058	45	(1,542)	13,561
Corporate bonds	636	26	—	662
International bonds	33	1	—	34
	$22,579	$9,585	$(1,551)	$30,613
The Company uses interest rate swaps and caps to mitigate the effect of interest rate movements on its variable-rate debt.  The Company had four interest rate swaps and one interest rate cap as of June 30, 2012 and December 31, 2011, that qualify as hedging instruments and are designated as cash flow hedges.  The interest rate cap is included in intangible lease assets and other assets and the interest rate swaps are reflected in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.  The swaps and cap have predominantly met the effectiveness test criteria since inception and changes in their fair values are, thus, primarily reported in other comprehensive income (loss) and are reclassified into earnings in the same period or periods during which the hedged items affect earnings.  The fair values of the Company’s interest rate hedges, classified under Level 2, are determined based on prevailing market data for contracts with matching durations, current and anticipated London Interbank Offered Rate (“LIBOR”) information, consideration of the Company’s credit standing, credit risk of the counterparties and reasonable estimates about relevant future market conditions.  See Note 6 for further information regarding the Company’s interest rate hedging instruments.
The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments.  Based on the interest rates for similar financial instruments, the carrying value of mortgage and other notes receivable is a reasonable estimate of fair value.  The estimated fair value of mortgage and other indebtedness was $5,089,981 and $4,836,028 at June 30, 2012 and December 31, 2011, respectively.  The fair value was calculated by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently.
The Company holds TIF bonds, which mature in 2028, received in a private placement as consideration for infrastructure improvements made by the Company related to the development of a community center. The Company has the intent and ability to hold the TIF bonds through the recovery period. To value the TIF bonds at June 30, 2012, the Company performed a probability-weighted discounted cash flow analysis using various bond redemption scenarios and a net present value based on a discount rate of 7% and a lack of marketability discount of 5%. The valuation assumes a 5% long-term revenue growth rate. Due to the significant unobservable estimates and assumptions used in the valuation of the TIF bonds, the Company has classified the TIF bonds under Level 3 in the fair value hierarchy. There were no changes in the $11,829 classified as available-for-sale securities (Level 3) for the period from December 31, 2011 through June 30, 2012.
The Company holds a secured convertible promissory note from Jinsheng Group (“Jinsheng”), in which the Company also holds a cost-method investment.  The secured convertible note is non-interest bearing and is secured by shares of Jinsheng.  Since the secured convertible note is non-interest bearing and there is no active market for Jinsheng’s debt, the Company performed a probability-weighted discounted cash flow analysis using various sale, redemption and initial public offering ("IPO") exit strategies. The fair value analysis as of June 30, 2012 forecasts a 0% to 10% reduction in estimated cash flows. Sale and IPO scenarios employ capitalization rates ranging from 10% to 12% which are discounted 20% for lack of marketability. Due to the significant unobservable estimates and assumptions used in the valuation of the note, the Company has classified it under Level 3 in the fair value hierarchy.  Based on the valuation as of June 30, 2012, the Company determined that the current balance of the secured convertible note of $2,475 is not impaired.  There were no changes in the $2,475 classified as privately held debt and equity securities (Level 3) for the period from December 31, 2011 through June 30, 2012. See Note 5 for further discussion.
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
Fair Value Measurements on a Nonrecurring Basis
The Company measures the fair value of certain long-lived assets on a nonrecurring basis, through quarterly impairment testing or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of June 30, 2012, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis for which the carrying value exceeded fair value.

Note 4 – Acquisitions and Discontinued Operations
Acquisitions
Dakota Square Mall
On May 16, 2012, the Company acquired Dakota Square Mall, located in Minot, ND. The purchase price of $91,475 consisted of $32,474 in cash and the assumption of $59,001 of non-recourse debt that bears interest at a fixed rate of 6.23% and matures in November 2016. The Company recorded a debt premium of $3,040, computed using an estimated market interest rate of 4.75%, since the debt assumed was at an above-market interest rate compared to similar debt instruments at the date of acquisition. The results of operations of Dakota Square Mall are included in the condensed consolidated financial statements beginning on the date of acquisition. The Company incurred $272 of transaction related charges, which were recorded as general and administrative costs. The pro forma effect of this acquisition was not material. The following table summarizes the preliminary allocation of the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

Land	$4,749
Buildings and improvements	84,086
Tenant improvements	2,426
Above-market leases	2,233
In-place leases	12,489
Total assets	105,983
Below-market leases	(11,468)
Mortgage note payable assumed	(59,001)
Debt premium	(3,040)
Net assets acquired	$32,474

The Outlet Shoppes at Gettysburg
On April 17, 2012, the Company and its noncontrolling interest partner exercised their rights under the terms of a mezzanine loan agreement with the borrower, which owned The Outlet Shoppes at Gettysburg in Gettysburg, PA, to convert the mezzanine loan into a member interest in the outlet shopping center. After conversion, the Company owns a 50.0% interest in the outlet center. The investment of $24,837 consisted of a $4,522 converted mezzanine loan and the assumption of $20,315 of debt. The $40,631 of debt, of which our share is 50.0%, bears interest at a fixed rate of 5.87% and matures in February 2016. The results of operations of The Outlet Shoppes at Gettysburg are included in the condensed consolidated financial statements beginning on the date of acquisition. The following table summarizes the preliminary allocation of the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

Land	$20,915
Buildings and improvements	19,750
Tenant improvements	2,134
Above-market leases	1,097
In-place leases	9,282
Total assets	53,178
Mortgage note payable assumed	(40,631)
Below-market leases	(3,503)
Noncontrolling interest	(4,522)
Net assets acquired	$4,522
The Outlet Shoppes at El Paso
On April 13, 2012, the Company acquired a 75.0% joint venture interest in The Outlet Shoppes at El Paso, an outlet shopping center located in El Paso, TX for $35,456. The amount paid for the Company's 75.0% share was based on a total value of $114,199 less non-recourse mortgage debt of $66,924, which bears interest at a fixed rate of 7.06% and matures in December 2017. The debt assumed was at an above-market rate compared to similar debt instruments at the date of acquisition, so the Company recorded a debt premium of $7,700 (of which $5,775 represents the Company's 75.0% share), computed using an estimated market interest rate of 4.75%. The entity that owned The Outlet Shoppes at El Paso used a portion of the proceeds to repay a $9,150 mezzanine loan from the Company. After considering the repayment of the mezzanine loan to the Company, the net consideration paid by the Company in connection with this transaction was $28,594. The Outlet Shoppes at El Paso's results of operations are included in the condensed consolidated financial statements beginning on the date of acquisition. The following table summarizes the preliminary allocation of the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

Land	$12,579
Buildings and improvements	90,396
Tenant improvements	3,766
Above-market leases	2,852
In-place leases	15,305
Investments in unconsolidated affiliates	3,784
Total assets	128,682
Mortgage note payable assumed	(66,924)
Debt premium	(7,700)
Below-market leases	(6,783)
Noncontrolling interest	(11,819)
Net assets acquired	$35,456
Discontinued Operations
In March 2012, the Company completed the sale of the second phase of Settlers Ridge, a community center located in Robinson Township, PA, for a gross sales price of $19,144 less commissions and customary closing costs for a net sales price of $18,951. Proceeds from the sale of the second phase of Settlers Ridge were used to reduce the outstanding borrowings on the Company's secured credit facilities. The Company recorded a gain of $883 attributable to the sale in the first quarter of 2012. The Company recorded a loss on impairment of real estate of $4,457 in the second quarter of 2011 to write down the book value of this property to its then estimated fair value. The results of operations of this property and the related gain on the sale are included in discontinued operations for the six months ended June 30, 2012. There were no results of operations for this property for the three month and six month periods ended June 30, 2011 as it was under development during that period. The loss on impairment of real estate is included in discontinued operations for the three and six month periods ended June 30, 2011.
In January 2012, the Company sold Oak Hollow Square, a community center located in High Point, NC, for a gross sales price of $14,247. Net proceeds of $13,796 were used to reduce the outstanding balance on the Company's unsecured term loan. The Company recorded a loss on impairment of real estate of $729 in the fourth quarter of 2011 to write down the book value of this property to the estimated net sales price. The Company recorded a loss on impairment of real estate of $255 in the first quarter of 2012 related to the true-up of certain estimated amounts to actual amounts. The results of operations of this property, including the loss on impairment of real estate, are included in discontinued operations for the six months ended June 30, 2012 and for the three and six month periods ended June 30, 2011, as applicable.
In November 2011, the Company completed the sale of Westridge Square, a community center located in Greensboro, NC, for a sales price of $26,125 less commissions and customary closing costs for a net sales price of $25,768. The Company recorded a loss of $160 attributable to the sale in the fourth quarter of 2011. Proceeds from the sale of Westridge Square were used to reduce the outstanding borrowings on the unsecured term loan used to acquire the Starmount Properties. The results of operations of this property are included in discontinued operations for the three and six month periods ended June 30, 2011.
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
Total revenues of the properties described above that are included in discontinued operations were $(51) and $967 for the three months ended June 30, 2012 and 2011, respectively, and $325 and $2,396 for the six months ended June 30, 2012 and 2011, respectively.  Discontinued operations for the three and six month periods ended June 30, 2012 and 2011 also include settlements of estimated expenses based on actual amounts for properties sold during previous periods.
See Note 15 regarding the sale of Massard Crossing subsequent to June 30, 2012.
Note 5 – Unconsolidated Affiliates, Noncontrolling Interests and Cost Method Investments

Unconsolidated Affiliates

At June 30, 2012, the Company had investments in the following 18 entities, which are accounted for using the equity method of accounting:

Joint Venture	Property Name	Company's Interest
CBL/T-C, LLC	CoolSprings Galleria, Oak Park Mall, West County Center and Pearland Town Center	60.3%
CBL-TRS Joint Venture, LLC	Friendly Center, The Shops at Friendly Center and a portfolio of six office buildings	50.0%
CBL-TRS Joint Venture II, LLC	Renaissance Center	50.0%
El Paso Outlet Outparcels, LLC	The Outlet Shoppes at El Paso (vacant land)	50.0%
Governor’s Square IB	Governor’s Plaza	50.0%
Governor’s Square Company	Governor’s Square	47.5%
High Pointe Commons, LP	High Pointe Commons	50.0%
High Pointe Commons II-HAP, LP	High Pointe Commons - Christmas Tree Shop	50.0%
Imperial Valley Mall L.P.	Imperial Valley Mall	60.0%
Imperial Valley Peripheral L.P.	Imperial Valley Mall (vacant land)	60.0%
JG Gulf Coast Town Center LLC	Gulf Coast Town Center	50.0%
Kentucky Oaks Mall Company	Kentucky Oaks Mall	50.0%
Mall of South Carolina L.P.	Coastal Grand—Myrtle Beach	50.0%
Mall of South Carolina Outparcel L.P.	Coastal Grand—Myrtle Beach (Coastal Grand Crossing and vacant land)	50.0%
Port Orange I, LLC	The Pavilion at Port Orange Phase I	50.0%
Triangle Town Member LLC	Triangle Town Center, Triangle Town Commons and Triangle Town Place	50.0%
West Melbourne I, LLC	Hammock Landing Phases I and II	50.0%
York Town Center, LP	York Town Center	50.0%
Although the Company has majority ownership of certain of these joint ventures, it has evaluated these investments and concluded that the other partners or owners in these joint ventures have substantive participating rights, such as approvals of:

•	the pro forma for the development and construction of the project and any material deviations or modifications thereto;

•	the site plan and any material deviations or modifications thereto;

•	the conceptual design of the project and the initial plans and specifications for the project and any material deviations or modifications thereto;

•	any acquisition/construction loans or any permanent financings/refinancings;

•	the annual operating budgets and any material deviations or modifications thereto;

•	the initial leasing plan and leasing parameters and any material deviations or modifications thereto; and

•	any material acquisitions or dispositions with respect to the project.
As a result of the joint control over these joint ventures, the Company accounts for these investments using the equity method of accounting.
Condensed combined financial statement information of these unconsolidated affiliates is as follows:

	As of
ASSETS	June 30, 2012	December 31, 2011
Investment in real estate assets	$2,220,979	$2,239,160
Accumulated depreciation	(480,465)	(447,121)
	1,740,514	1,792,039
Construction in progress	20,966	19,640
Net investment in real estate assets	1,761,480	1,811,679
Other assets	180,056	190,465
Total assets	$1,941,536	$2,002,144

LIABILITIES
Mortgage and other indebtedness	$1,465,123	$1,478,601
Other liabilities	43,114	51,818
Total liabilities	1,508,237	1,530,419

OWNERS' EQUITY
The Company	263,547	267,136
Other investors	169,752	204,589
Total owners' equity	433,299	471,725
Total liabilities and owners' equity	$1,941,536	$2,002,144

	Total for the Three Months Ended June 30,		Company's Share for the Three Months Ended June 30,
	2012	2011	2012	2011
Revenues	$62,205	$36,851	$32,976	$20,430
Depreciation and amortization expense	(20,718)	(12,662)	(11,008)	(7,097)
Interest expense	(21,086)	(13,080)	(11,093)	(7,201)
Other operating expenses	(18,076)	(10,539)	(9,022)	(5,923)
Gain on sales of real estate assets	430	1,665	220	1,246
Net income	$2,755	$2,235	$2,073	$1,455

	Total for the Six Months Ended June 30,		Company's Share for the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$124,499	$76,947	$66,387	$42,984
Depreciation and amortization expense	(41,484)	(25,100)	(22,119)	(14,112)
Interest expense	(42,197)	(26,237)	(22,296)	(14,460)
Other operating expenses	(37,023)	(22,805)	(18,853)	(12,425)
Gain on sales of real estate assets	430	$1,665	220	$1,246
Net income	$4,225	$4,470	$3,339	$3,233

In April 2012, the Company acquired a 50.0% interest in a joint venture, El Paso Outlet Outparcels, LLC, simultaneously with the acquisition of a 75.0% interest in The Outlet Shoppes at El Paso (see Note 4). The Company's investment was $3,784. The remaining 50.0% interest is owned by affiliates of Horizon Group Properties. El Paso Outlet Outparcels, LLC owns land adjacent to The Outlet Shoppes at El Paso. The terms of the joint venture agreement provide that voting rights, capital contributions and distributions of cash flows will be on a pari passu basis in accordance with the ownership percentages.
During the first quarter of 2012, York Town Center, LP ("YTC") closed on a $38,000 ten-year non-recourse loan, secured by York Town Center in York, PA, which bears interest at a fixed rate of 4.90%. Proceeds from the new loan, plus cash on hand, were used to retire an existing loan of $39,379 that was scheduled to mature in March 2012.
Also during the first quarter of 2012, Port Orange I, LLC ("Port Orange") closed on the extension and modification of a construction loan, secured by The Pavilion at Port Orange in Port Orange, FL, to extend the maturity date to March 2014, remove a 1% LIBOR floor, and reduce the capacity from $98,883 to $64,950. Port Orange paid $3,332 to reduce the outstanding balance on the loan to the new capacity amount. There is a one-year extension option remaining on the loan, which is at the joint venture's election, for an outside maturity date of March 2015. Interest on the loan is at a current rate of LIBOR plus a margin of 3.5%. The Company has guaranteed 100% of the construction loan.
All of the debt on the properties owned by the unconsolidated affiliates is non-recourse, except for West Melbourne, Port Orange, and High Pointe Commons. See Note 11 for a description of guarantees the Company has issued related to certain unconsolidated affiliates.
See Note 15 regarding a subsequent event related to JG Gulf Coast Town Center LLC ("Gulf Coast").
Noncontrolling Interests
Noncontrolling interests include the aggregate noncontrolling partnership interest in the Operating Partnership that is not owned by the Company and for which each of the noncontrolling limited partners has the right to exchange all or a portion of its partnership interests for shares of the Company’s common stock, or at the Company’s election, their cash equivalent.  Noncontrolling interests also includes the aggregate noncontrolling ownership interest in the Company’s other consolidated subsidiaries that is held by third parties and for which the related partnership agreements either do not include redemption provisions or are subject to redemption provisions that do not require classification outside of permanent equity.  As of June 30, 2012, the total noncontrolling interests of $164,148 consisted of noncontrolling interests in the Operating Partnership and in other consolidated subsidiaries of $142,222 and $21,926 respectively.  The total noncontrolling interests at December 31, 2011 of $207,113 consisted of noncontrolling interests in the Operating Partnership and in other consolidated subsidiaries of $202,833 and $4,280, respectively.

Redeemable noncontrolling interests include a noncontrolling partnership interest in the Operating Partnership that is not owned by the Company and for which the partnership agreement includes redemption provisions that may require the Company to redeem the partnership interest for real property.  Redeemable noncontrolling interests also includes the aggregate noncontrolling ownership interest in other consolidated subsidiaries that is held by third parties and for which the related partnership agreements contain redemption provisions at the holder’s election that allow for redemption through cash and/or properties.  The total redeemable noncontrolling partnership interests of $38,218 as of June 30, 2012 consisted of noncontrolling interests in the Operating Partnership and in the Company’s consolidated subsidiary that provides security and maintenance services to third parties of $32,063 and $6,155, respectively.  At December 31, 2011, the total redeemable noncontrolling partnership interests of $32,271 consisted of noncontrolling interests in the Operating Partnership and in the Company’s consolidated security and maintenance services subsidiary of $26,036 and $6,235, respectively.
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

	Six Months Ended June 30,
	2012	2011
Beginning Balance	$423,834	$423,834
Net income attributable to redeemable noncontrolling preferred joint venture interest	10,286	10,228
Distributions to redeemable noncontrolling preferred joint venture interest	(10,343)	(10,286)
Ending Balance	$423,777	$423,776

Jacobs, holder of 9,757,100 common units of limited partnership interest in the Operating Partnership, exercised its conversion rights in May 2012. The Company elected to issue 9,757,100 shares of common stock in exchange for the common units in June 2012. See Note 15 for additional information related to this conversion.
In the second quarter of 2012, the Company elected to pay cash of $3,475 to a holder of 194,572 common units of limited partnership interest in the Operating Partnership upon exercise of its conversion rights in the first quarter of 2012.
In the first quarter of 2012, the Company elected to pay cash of $6,359 to three holders of 431,380 common units of limited partnership interest in the Operation Partnership upon exercise of their conversion rights.
Cost Method Investments
The Company owns a 6.2% noncontrolling interest in subsidiaries of Jinsheng, an established mall operating and real estate development company located in Nanjing, China. As of June 30, 2012, Jinsheng owns controlling interests in 12 home furnishing shopping malls.
The Company also holds a secured convertible promissory note secured by 16,565,534 Series 2 Ordinary Shares of Jinsheng (which equates to a 2.275% ownership interest). The secured note is non-interest bearing and was amended by the Company and Jinsheng in January 2012 to extend to July 2012 the Company's right to convert the outstanding amount of the secured note into 16,565,534 Series A-2 Preferred Shares of Jinsheng, with an option to extend an additional six months to January 2013. The amendment also provides that if Jinsheng should complete an IPO, the secured note will be converted into common shares of Jinsheng immediately prior to the IPO. The Company can demand payment of the secured note at any time. See Note 15 for information related to the extension of the secured note subsequent to June 30, 2012.
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
Variable Interest Entities
In May 2012, the Company entered into a joint venture, Atlanta Outlet Shoppes, LLC, with a third party to develop, own, and operate The Outlet Shoppes at Atlanta, an outlet center development located in Woodstock, GA. The Company holds a 75% ownership interest in the joint venture. The Company determined that its investment in this joint venture represents a variable interest in a variable interest entity ("VIE") and that the Company is the primary beneficiary. As a result, the joint venture is presented in the accompanying condensed consolidated financial statements as of June 30, 2012 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest.
In April 2012, the Company entered into a joint venture, Gettysburg Outlet Center Holding LLC, with a third party to develop, own, and operate The Outlet Shoppes at Gettysburg. The Company holds a 50% ownership interest in this joint venture. The Company determined that its investment in this joint venture represents a variable interest in a VIE and that the Company is the primary beneficiary. As a result, the joint venture is presented in the accompanying condensed consolidated financial statements as of June 30, 2012 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest.
In April 2012, the Company entered into a joint venture, El Paso Outlet Center Holding, LLC, with a third party to develop, own, and operate The Outlet Shoppes at El Paso. The Company holds a 75% ownership interest in the joint venture. The Company determined that its investment in this joint venture represents a variable interest in a VIE and that the Company is the primary beneficiary. As a result, the joint venture is presented in the accompanying condensed consolidated financial statements as of June 30, 2012 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest.

Note 6 – Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following:

	June 30, 2012		December 31, 2011
	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$3,835,797	5.42%	$3,656,243	5.55%
Recourse term loans on operating properties	50,308	5.83%	77,112	5.89%
Total fixed-rate debt	3,886,105	5.43%	3,733,355	5.54%
Variable-rate debt:
Non-recourse term loans on operating properties	163,375	3.47%	168,750	3.03%
Recourse term loans on operating properties	110,296	2.39%	124,439	2.29%
Construction loans	28,223	3.28%	25,921	3.25%
Secured lines of credit	110,000	2.75%	27,300	3.03%
Unsecured term loans	395,209	1.88%	409,590	1.67%
Total variable-rate debt	807,103	2.32%	756,000	2.18%
Total	$4,693,208	4.89%	$4,489,355	4.99%

(1)	Weighted-average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.

(2)
The Company has four interest rate swaps on notional amounts totaling $115,800 as of June 30, 2012 and $117,700 as of December 31, 2011 related to four variable-rate loans on operating properties to effectively fix the interest rate on the respective loans.  Therefore, these amounts are reflected in fixed-rate debt at June 30, 2012 and December 31, 2011.

See Note 4 for a description of debt assumed in connection with acquisitions completed during the six months ended June 30, 2012.
Secured Lines of Credit
The Company has three secured lines of credit that are used for mortgage retirement, working capital, construction and acquisition purposes, as well as issuances of letters of credit. Each of these lines is secured by mortgages on certain of the Company’s operating properties. Borrowings under the secured lines of credit bear interest at LIBOR plus an applicable spread, ranging from 2.00% to 3.00%, based on the Company’s leverage ratio and had a weighted average interest rate of 2.75% at June 30, 2012. The Company also pays fees based on the amount of unused availability under its secured lines of credit at rates ranging from 0.15% to 0.35% of unused availability. The following summarizes certain information about the secured lines of credit as of June 30, 2012:

Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date
$525,000	$—	(1)	February 2014	February 2015
520,000	110,000		April 2014	N/A
105,000	—		June 2015	June 2016
$1,150,000	$110,000

(1)	There was an additional $351 outstanding on this secured line of credit as of June 30, 2012 for letters of credit.  Up to $50,000 of the capacity on this line can be used for letters of credit.
In June 2012, the Company closed on the extension and modification of its secured credit facility with total capacity of $105,000. The facility's maturity date was extended to June 2015 with a one-year extension option, which is at the Company's election, for an outside maturity date of June 2016. The loan bears interest at LIBOR plus a margin ranging from 1.75% to 2.75%, based on the Company's leverage ratio.

Unsecured Term Facilities
The Company has an unsecured term loan that bears interest at LIBOR plus a margin ranging from 0.95% to 1.40%, based on the Company’s leverage ratio.  At June 30, 2012, the outstanding borrowings of $167,209 under this loan had a weighted average interest rate of 1.35%.  The loan was obtained for the exclusive purpose of acquiring certain properties from the Starmount Company or its affiliates.  The Company completed its acquisition of the properties in February 2008 and, as a result, no further draws can be made against the loan.  The loan matures in November 2012.  Net proceeds from a sale, or the Company’s share of excess proceeds from any refinancings, of any of the properties originally purchased with borrowings from this unsecured term loan must be used to pay down any remaining outstanding balance. The Company expects to use excess proceeds realized from our mortgage financings to retire this loan in 2012.
The Company has an unsecured term loan with a total capacity of $228,000 that bears interest at LIBOR plus a margin ranging from 1.50% to 1.80% , based on the Company’s leverage ratio.  At June 30, 2012, the outstanding borrowings of $228,000 under the unsecured term loan had a weighted average interest rate of 1.84%. The Company exercised an option to extend the maturity date from April 2012 to April 2013.
Letters of Credit
At June 30, 2012, the Company had additional secured and unsecured lines of credit with a total commitment of $15,906 that can only be used for issuing letters of credit. The letters of credit outstanding under these lines of credit totaled $2,150 at June 30, 2012.
Covenants and Restrictions
The agreements to each of the secured lines of credit contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, and limitations on cash flow distributions.  The Company believes it was in compliance with all covenants and restrictions at June 30, 2012.
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
Mortgages on Operating Properties
In June 2012, the Company closed on a $40,000 ten-year non-recourse commercial mortgage-backed securities ("CMBS") loan with a fixed rate of 4.99% secured by WestGate Mall in Spartanburg, SC. Proceeds were used to pay down the Company's secured credit facilities.
In May 2012, the Company closed on a $22,000 ten-year non-recourse loan with an insurance company at a fixed interest rate of 5.00% secured by CBL Centers I and II in Chattanooga, TN. The new loan was used to pay down our secured credit facilities, which had been used in April 2012 and February 2012 to retire the loan balances on the maturing loans on CBL Centers II and I which had principal outstanding balances of $9,078 and $12,818, respectively.
In May 2012, the Company closed on a $67,000 ten-year non-recourse CMBS loan secured by Southpark Mall in Colonial Heights, VA. The loan bears interest at a fixed rate of 4.845%. Proceeds were used to retire an existing loan secured by Southpark Mall with a balance of $30,763 that was scheduled to mature in May 2012 as well as to reduce outstanding borrowings on the Company's secured credit facilities.
In May 2012, the Company closed on two separate ten-year non-recourse CMBS loans, including a $71,190 loan secured by Jefferson Mall in Louisville, KY and a $42,000 loan secured by Fashion Square Mall in Saginaw, MI, which bear interest at fixed interest rates of 4.75% and 4.95%, respectively. Proceeds were used to pay down the Company's secured credit facilities.
In April 2012, the Company closed on a ten-year non-recourse $122,000 CMBS loan secured by Arbor Place in Douglasville, GA. The loan bears interest at a fixed rate of 5.099%. Proceeds were used primarily to reduce the balance on the Company's secured credit facilities.
In April 2012, the Company closed on the extension and modification of a recourse mortgage loan secured by Statesboro Crossing in Statesboro, GA to extend the maturity date to February 2013 and reduce the amount available under the loan from $20,911 to equal the outstanding balance of $13,568. The interest rate remained at one-month LIBOR plus a spread of 1%. During the first quarter of 2012, this loan had previously been extended to April 2012.
During the first quarter of 2012, the Company closed on a $73,000 ten-year non-recourse CMBS loan secured by Northwoods Mall in Charleston, SC, which bears a fixed interest rate of 5.075%. Proceeds were used to reduce outstanding balances on the Company's secured credit facilities.
Also during the first quarter of 2012, the Company retired 15 operating property loans with an aggregate principal balance of $394,386 that were secured by Arbor Place, The Landing at Arbor Place, CBL Center I, Fashion Square, Hickory Hollow Mall, The Courtyard at Hickory Hollow Mall, Jefferson Mall, Massard Crossing, Northwoods Mall, Old Hickory Mall, Pemberton Plaza, Randolph Mall, Regency Mall, WestGate Mall and Willowbrook Plaza with borrowings from its secured credit facilities. As noted above, six of these properties were refinanced in the second quarter of 2012. See Note 15 related to the sale of Massard Crossing subsequent to June 30, 2012.
In the first quarter of 2012, the lender of the non-recourse mortgage loan secured by Columbia Place in Columbia, SC notified the Company that the loan had been placed in default. Columbia Place generates insufficient income levels to cover the debt service on the mortgage, which had a balance of $27,265 at June 30, 2012, and a contractual maturity date of September 2013. The lender on the loan receives the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments.
Scheduled Principal Payments
As of June 30, 2012, the scheduled principal, amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, including construction loans and lines of credit, are as follows:

2012	$330,037
2013	624,781
2014	329,072
2015	482,436
2016	778,893
Thereafter	2,138,305
4,683,524
Net unamortized premiums (discounts)	9,684
$4,693,208
The remaining scheduled principal payments in 2012 of $330,037 include the maturing principal balances of two operating property loans totaling $122,169, one unsecured term loan of $167,209, a land loan of $2,023 and principal amortization of $38,636. One maturing operating property loan with a principal balance of $77,500 and the land loan have one-year extensions available at the Company's option, leaving approximately $211,878 of loan maturities in 2012 which the Company intends to retire or refinance.
The Company’s mortgage and other indebtedness had a weighted average maturity of 5.09 years as of June 30, 2012 and 4.69 years as of December 31, 2011.
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
In the first quarter of 2012, the Company entered into an interest rate cap agreement with an initial notional amount of $125,000, amortizing to $122,375, to hedge the risk of changes in cash flows on the borrowings of one of its properties equal to the cap notional. The interest rate cap protects the Company from increases in the hedged cash flows attributable to overall changes in the 3-month LIBOR above the strike rate of the cap on the debt.  The strike rate associated with the interest rate cap is 5.0%. The cap matures in January 2014.
As of June 30, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount Outstanding
Interest Rate Cap	1	$124,625
Interest Rate Swaps	4	$115,800

Instrument Type	Location in Consolidated Balance Sheet	Outstanding Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 6/30/12	Fair Value at 12/31/11	Maturity Date
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$55,985 (amortizing to $48,337)	1-month LIBOR	2.149%	$(2,903)	$(2,674)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$35,047 (amortizing to $30,276)	1-month LIBOR	2.187%	(1,861)	(1,725)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$13,104 (amortizing to $11,313)	1-month LIBOR	2.142%	(676)	(622)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$11,664 (amortizing to $10,083)	1-month LIBOR	2.236%	(638)	(596)	Apr 2016
Cap	Intangible lease assets and other assets	$124,625 (amortizing to $122,375)	3-month LIBOR	5.000%	—	—	Jan 2014

	Loss Recognized in OCI/L (Effective Portion)		Location of Losses Reclassified from AOCI/L into Earnings(Effective Portion)	Loss Recognized in Earnings (Effective Portion)		Location of Gain Recognized in Earnings (Ineffective Portion)	Gain Recognized in Earnings (Ineffective Portion)
Hedging Instrument	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2012	2011		2012	2011		2012	2011
Interest rate contracts	$(764)	$(2,634)	Interest Expense	$(567)	$(636)	Interest Expense	$—	$—

	Loss Recognized in OCI/L (Effective Portion)		Location of Losses Reclassified from AOCI/L into Earnings(Effective Portion)	Loss Recognized in Earnings (Effective Portion)		Location of Gain Recognized in Earnings (Ineffective Portion)	Gain Recognized in Earnings (Ineffective Portion)
Hedging Instrument	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2012	2011		2012	2011		2012	2011
Interest rate contracts	$(481)	$(2,072)	Interest Expense	$(1,129)	$(658)	Interest Expense	$—	$—

As of June 30, 2012, the Company expects to reclassify approximately $2,149 of losses currently reported in accumulated other comprehensive income to interest expense within the next twelve months due to amortization of its outstanding interest rate contracts.  Fluctuations in fair values of these derivatives between June 30, 2012 and the respective dates of termination will vary the projected reclassification amount.
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

The components of accumulated other comprehensive income (loss) as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012
	As reported in:
	Redeemable Noncontrolling Interests	Shareholders' Equity	Noncontrolling Interests	Total
Net unrealized gain (loss) on hedging instruments	$373	$(3,013)	$(3,580)	$(6,220)
Net unrealized gain on available-for-sale securities	340	7,159	2,076	9,575
Accumulated other comprehensive income (loss)	$713	$4,146	$(1,504)	$3,355

	December 31, 2011
	As reported in:
	Redeemable Noncontrolling Interests	Shareholders' Equity	Noncontrolling Interests	Total
Net unrealized gain (loss) on hedging instruments	$377	$(2,628)	$(3,488)	$(5,739)
Net unrealized gain on available-for-sale securities	328	6,053	1,775	8,156
Accumulated other comprehensive income (loss)	$705	$3,425	$(1,713)	$2,417

Note 8 – Mortgage and Other Notes Receivable

Each of the Company’s mortgage notes receivable is collateralized by either a first mortgage, a second mortgage or by an assignment of 100% of the partnership interests that own the real estate assets.  Other notes receivable include amounts due from tenants or government sponsored districts and unsecured notes received from third parties as whole or partial consideration for property or investments.  Interest rates on mortgage and other notes receivable ranged from 2.74% to 10.0%, with a weighted average interest rate of 7.26% and 8.76% at June 30, 2012 and December 31, 2011, respectively. Maturities of these notes receivable range from April 2013 to January 2047.

In April 2012, the Company and its noncontrolling interest partner exercised their rights under the terms of a mezzanine loan agreement with the borrower, which owned The Outlet Shoppes at Gettysburg, to convert the mezzanine loan into a member interest in the outlet center. See Note 4 for additional information.

In April 2012, the entity that owned The Outlet Shoppes at El Paso repaid a mezzanine loan from the Company when the Company acquired an interest in the outlet center. See Note 4 for additional information.

As of June 30, 2012, the Company believes that its mortgage and other notes receivable balance of $25,442 is fully collectible.
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

Three Months Ended June 30, 2012	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$228,381	$10,536	$4,023	$12,658	$255,598
Property operating expenses (1)	(73,585)	(2,574)	(1,298)	3,720	(73,737)
Interest expense	(54,933)	(2,114)	(631)	(3,722)	(61,400)
Other expense	—	—	—	(6,559)	(6,559)
Gain on sales of real estate assets	2,543	—	—	—	2,543
Segment profit	$102,406	$5,848	$2,094	$6,097	116,445
Depreciation and amortization expense					(68,126)
General and administrative expense					(11,993)
Interest and other income					1,298
Equity in earnings of unconsolidated affiliates					2,073
Income tax provision					(267)
Income from continuing operations					$39,430
Capital expenditures (3)	$98,694	$1,940	$3,042	$14,880	$118,556

Three Months Ended June 30, 2011	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$223,364	$9,634	$4,214	$24,907	$262,119
Property operating expenses (1)	(71,628)	(2,457)	(2,295)	1,228	(75,152)
Interest expense	(57,862)	(2,346)	(2,572)	(8,134)	(70,914)
Other expense	—	—	—	(7,046)	(7,046)
Loss on sales of real estate assets	(9)	(37)	(51)	—	(97)
Segment profit (loss)	$93,865	$4,794	$(704)	$10,955	108,910
Depreciation and amortization expense					(71,839)
General and administrative expense					(11,241)
Interest and other income					612
Equity in earnings of unconsolidated affiliates					1,455
Income tax benefit					4,653
Income from continuing operations					$32,550
Capital expenditures (3)	$37,170	$3,215	$1,271	$24,065	$65,721

Six Months Ended June 30, 2012	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$451,011	$20,841	$8,416	$26,002	$506,270
Property operating expenses (1)	(148,188)	(5,126)	(3,831)	9,045	(148,100)
Interest expense	(107,561)	(4,310)	(1,324)	(8,265)	(121,460)
Other expense	—	—	—	(13,317)	(13,317)
Gain (loss) on sales of real estate assets	3,036	—	97	(3)	3,130
Segment profit	$198,298	$11,405	$3,358	$13,462	226,523
Depreciation and amortization expense					(131,283)
General and administrative expense					(25,793)
Interest and other income					2,373
Equity in earnings of unconsolidated affiliates					3,339
Income tax provision					(39)
Income from continuing operations					$75,120
Total assets	$6,228,312	$303,899	$240,850	$140,550	$6,913,611
Capital expenditures (3)	$121,272	$3,480	$10,706	$18,586	$154,044

Six Months Ended June 30, 2011	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$462,270	$20,741	$8,335	$37,942	$529,288
Property operating expenses (1)	(153,146)	(5,430)	(3,483)	6,414	(155,645)
Interest expense	(114,724)	(4,257)	(3,752)	(16,394)	(139,127)
Other expense	—	—	—	(15,349)	(15,349)
Gain on sales of real estate assets	4	317	379	12	712
Segment profit	$194,404	$11,371	$1,479	$12,625	219,879
Depreciation and amortization expense					(139,538)
General and administrative expense					(23,041)
Interest and other income					1,157
Gain on extinguishment of debt					581
Equity in earnings of unconsolidated affiliates					3,233
Income tax benefit					6,423
Income from continuing operations					$68,694
Total assets	$6,438,327	$323,470	$65,036	$618,764	$7,445,597
Capital expenditures (3)	$52,409	$3,413	$2,662	$44,914	$103,398

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
The following summarizes the impact of potential dilutive common shares on the denominator used to compute EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Denominator – basic	150,913	148,356	149,704	148,214
Stock options	—	1	—	7
Deemed shares related to deferred compensation arrangements	41	41	42	41
Denominator – diluted	150,954	148,398	149,746	148,262
The dilutive effect of stock options of 2 and 6 shares for the six months ended June 30, 2012 and 2011, respectively. were excluded from the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive. The dilutive effect of stock options of 3 shares for the three months ended June 30, 2011 was excluded from the computation of diluted EPS because the effect of including the stock options would have been anti-dilutive.
See Note 15 regarding a subsequent event related to an issuance of common stock.
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

The Company owns a parcel of land in Lee’s Summit, MO that it is ground leasing to a third party development company.  The third party developed and operates a shopping center on the land parcel.  The Company has guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount, representing 27% of capacity, is approximately $18,615.  The Company recorded an obligation of $192 as of June 30, 2012 and December 31, 2011 in the accompanying condensed consolidated balance sheets to reflect the estimated fair value of the guaranty. The total amount outstanding at June 30, 2012 on the loans was $60,623 of which the Company has guaranteed $16,368. The loans contain a provision that require that, on or prior to July 1, 2012, the third party developer provide reasonably satisfactory evidence to the lender that either (i) certain legislation in the state of Missouri had been amended to facilitate an additional bond issuance, the net proceeds of which would be used to further reduce the outstanding amount on the bond line of credit, or (ii) if that certain legislation had not been amended, then the third party developer, the Company and the City of Lee's Summit, Missouri, had agreed to an alternate plan in order to complete the additional bond issuance. Neither of the conditions in (i) or (ii) occurred by July 1, 2012, therefore, the loans were in default on July 1, 2012. The Company has not recorded an accrual for the contingent guaranty obligation as the Company does not believe that this contingent obligation is probable.

The Company has guaranteed 100% of the construction and land loans of West Melbourne I, LLC (“West Melbourne”), an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $45,572.  West Melbourne developed and operates Hammock Landing, a community center in West Melbourne, FL. The total amount outstanding on the loans at June 30, 2012 was $45,572. The guaranty will expire upon repayment of the debt.  The land loan, and the construction loan, each representing $3,085 and $42,487, respectively, of the amount outstanding at June 30, 2012, mature in November 2013.  The construction loan has a one-year extension option available. The Company recorded an obligation of $478 in the accompanying condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011 to reflect the estimated fair value of this guaranty.

The Company has guaranteed 100% of the construction loan of Port Orange, an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $64,950.  Port Orange developed and operates The Pavilion at Port Orange, a community center in Port Orange, FL.  The total amount outstanding at June 30, 2012 on the loan was $64,950. The guaranty will expire upon repayment of the debt.  The loan matures in March 2014 and has a one-year extension option available. The Company has recorded an obligation of $961 in the accompanying condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011 to reflect the estimated fair value of this guaranty.

The Company has guaranteed the lease performance of YTC, an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $18,000 as of June 30, 2012.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not record an obligation for this guaranty because it determined that the fair value of the guaranty is not material.

Performance Bonds

The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $21,376 and $11,156 at June 30, 2012 and December 31, 2011, respectively.
Note 12 – Share-Based Compensation
As of June 30, 2012, there were two share-based compensation plans under which the Company can elect to make awards. The CBL & Associates Properties, Inc. 2012 Stock Incentive Plan ("the 2012 Plan") was approved by our shareholders in May 2012. The CBL & Associates Properties, Inc. Second Amended and Restated Stock Incentive Plan ("the 2003 Plan"), which was approved by our shareholders in May 2003, will expire in May 2013. The 2012 Plan is intended to replace the 2003 Plan under which the Company grants equity awards and the Company will not issue any new awards under the 2003 Plan.
Share-based compensation expense was $729 and $396 for the three months ended June 30, 2012 and 2011, respectively and $1,756 and $1,456 for the six months ended June 30, 2012 and 2011, respectively. Share-based compensation cost capitalized as part of real estate assets was $30 and $45 for the three months ended June 30, 2012 and 2011, respectively and $51 and $85 for the six months ended June 30, 2012 and 2011, respectively.
The Company’s stock option activity for the six months ended June 30, 2012 is summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2012	281,725	$18.27
Expired	(15,375)	$18.27
Exercised	(265,350)	$18.27
Outstanding at June 30, 2012	1,000	$19.90
Vested and exercisable at June 30, 2012	1,000	$19.90
A summary of the status of the Company’s stock awards as of June 30, 2012, and changes during the six months ended June 30, 2012, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2012	289,290	$16.09
Granted	208,250	$18.35
Vested	(86,590)	$16.70
Forfeited	(7,990)	$16.69
Nonvested at June 30, 2012	402,960	$17.11
As of June 30, 2012, there was $4,987 of total unrecognized compensation cost related to nonvested stock awards granted under the plan, which is expected to be recognized over a weighted average period of 3.8 years. In the second quarter of 2012, the Company granted 2,500 shares of restricted stock to its employees that will vest over the next five years.
Note 13 – Noncash Investing and Financing Activities
The Company’s noncash investing and financing activities were as follows for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
Additions to real estate assets from conversion of notes receivable	$4,522	$—
Accrued dividends and distributions payable	43,547	41,717
Additions to real estate assets accrued but not yet paid	23,107	31,721
Debt assumed to acquire real estate assets, including premiums	177,296	—

Note 14 – Income Taxes

The Company is qualified as a REIT under the provisions of the Code. To maintain qualification as a REIT, the Company is required to distribute at least 90% of its taxable income to shareholders and meet certain other requirements.

As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State tax expense was $1,094 and $1,242 during the three months ended June 30, 2012 and 2011, respectively and $1,571 and $2,046 during the six months ended June 30, 2012 and 2011, respectively.

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

The Company recorded an income tax provision of $267 and an income tax benefit of $4,653 for the three months ended June 30, 2012 and 2011, respectively. The income tax provision in 2012 consisted of a current tax provision of $774 and deferred tax benefit of $507.  The income tax benefit in 2011 consisted of a current tax provision of $14 and a deferred tax benefit of $4,667.

The Company recorded an income tax provision of $39 and an income tax benefit of $6,423 for the six months ended June 30, 2012 and 2011, respectively. The income tax provision in 2012 consisted of a current tax benefit of $2,277 and deferred tax provision of $2,316.  The income tax benefit in 2011 consisted of a current and deferred tax benefit of $1,498 and $4,925, respectively.

The Company had a net deferred tax asset of $7,972 and $8,012 at June 30, 2012 and December 31, 2011, respectively. The net deferred tax asset at June 30, 2012 and December 31, 2011 is included in intangible lease assets and other assets and primarily consisted of operating expense accruals and differences between book and tax depreciation.

The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its statement of operations.  In addition, any interest incurred on tax assessments is reported as interest expense.  The Company reported nominal interest and penalty amounts for the six month periods ended June 30, 2012 and 2011, respectively.
Note 15 – Subsequent Events
In July 2012, the Company extended to January 22, 2013 the Company's right to convert the outstanding amount of the Jinsheng secured note into 16,565,534 Series A-2 Preferred Shares of Jinsheng (see Note 5).
In July 2012, the Company sold Massard Crossing, a community center located in Fort Smith, AR, for a gross sales price of $7,803 less commissions and customary closing costs for a net sales price of $7,432. Proceeds from the sale were used to reduce the balance on the Company's secured credit facilities.
In July 2012, Gulf Coast closed on a ten-year $7,000 loan with an institutional lender, secured by the third phase expansion of Gulf Coast Town Center, a shopping center located in Ft. Myers, FL. Interest on the loan is at LIBOR plus a margin of 250 basis points. The Company has guaranteed 100% of this loan. Proceeds from the loan were distributed to the Company in accordance with the terms of the joint venture agreement and the Company used these funds to reduce the balance on its secured credit facilities.
In May 2012, Jacobs exercised its conversion rights to exchange 9,757,100 common units of limited partnership interest in the Operating Partnership. The Company elected to issue 9,757,100 shares of common stock in exchange for the common units in June 2012 and registered these shares for public resale by Jacobs in July 2012 pursuant to Jacobs' exercise of its contractual registration rights.
The Company has evaluated subsequent events through the date of issuance of these financial statements.

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes that are included in this Form 10-Q.  Capitalized terms used, but not defined, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have the same meanings as defined in the notes to the condensed consolidated financial statements. In this discussion, the terms “we,” “us,” “our” and the “Company” refer to CBL & Associates Properties, Inc. and its subsidiaries.
Certain statements made in this section or elsewhere in this report may be deemed “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact should be considered to be forward-looking statements. In many cases, these forward-looking statements may be identified by the use of words such as “will,” “may,” “should,” “could,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “projects,” “goals,” “objectives,” “targets,” “predicts,” “plans,” “seeks,” or similar expressions.  Any forward-looking statement speaks only as of the date on which it is made and is qualified in its entirety by reference to the factors discussed throughout this report.
Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained.  It is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties.  In addition to the risk factors described in Part II, Item 1A. of this report, such known risks and uncertainties include, without limitation:

•	general industry, economic and business conditions;

•	interest rate fluctuations;

•	costs and availability of capital and capital requirements;

•	costs and availability of real estate;

•	inability to consummate acquisition opportunities and other risks associated with acquisitions;

•	competition from other companies and retail formats;

•	changes in retail rental rates in our markets;

•	shifts in customer demands;

•	tenant bankruptcies or store closings;

•	changes in vacancy rates at our properties;

•	changes in operating expenses;

•	changes in applicable laws, rules and regulations; and

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
EXECUTIVE OVERVIEW
We are a self-managed, self-administered, fully integrated real estate investment trust (“REIT”) that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air centers, associated centers, community centers and office properties. Our properties are located in 27 states, but are primarily in the southeastern and midwestern United States.  We have elected to be taxed as a REIT for federal income tax purposes.
As of June 30, 2012, we owned controlling interests in 77 regional malls/open-air centers (including one mixed-use center), 29 associated centers (each located adjacent to a regional mall), six community centers and 13 office buildings, including our corporate office building. We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a variable interest entity. As of June 30, 2012, we owned noncontrolling interests in ten regional malls/open-air centers, three associated centers, five community centers and six office buildings. Because one or more of the other partners have substantive participating rights, we do not control these partnerships and joint ventures and, accordingly, account for these investments using the equity method.  We had controlling interests in the development of one outlet center and expansion of one outlet center, both of which are owned in 75/25 joint ventures at June 30, 2012. We also had controlling interests in one mall expansion, one community center development and one mall redevelopment under construction at June 30, 2012. We also hold options to acquire certain development properties owned by third parties.
We experienced improvements in our key metrics in the second quarter of 2012. Portfolio occupancy increased 170 basis points over the prior year period to 92.3% across our portfolio. Average leasing spreads increased 10.0% across our portfolio compared to the same period in the prior year. Same-store sales per square foot for our stabilized malls increased 4.3% for the six months ended June 30, 2012. Significant mortgage financing activity enabled us to benefit from historically low interest rates.
RESULTS OF OPERATIONS
Properties that were in operation for the entire year during 2011 and the six months ended June 30, 2012 are referred to as the “Comparable Properties.”  Since January 1, 2011, we have acquired or opened three outlet centers and two malls as follows:

Property	Location	Date Opened/Acquired
New Development:
The Outlet Shoppes at Oklahoma City (1)	Oklahoma City, OK	August 2011

Acquisitions:
Northgate Mall	Chattanooga, TN	September 2011
The Outlet Shoppes at El Paso (2)	El Paso, TX	April 2012
The Outlet Shoppes at Gettysburg (3)	Gettysburg, PA	April 2012
Dakota Square Mall	Minot, ND	May 2012

(1)	The Outlet Shoppes at Oklahoma City is a 75/25 joint venture and is included in the Company's operations on a consolidated basis.

(2)	The Outlet Shoppes at El Paso is a 75/25 joint venture and is included in the Company's operations on a consolidated basis.

(3)	The Outlet Shoppes at Gettysburg is a 50/50 joint venture and is included in the Company's operations on a consolidated basis.
The properties listed above are included in our results of operations on a consolidated basis and are collectively referred to as the “New Properties.”  The transactions related to the New Properties impact the comparison of the results of operations for the three and six months ended June 30, 2012 to the results of operations for the three and six months ended June 30, 2011.
In October 2011, we formed a joint venture, CBL/T-C, LLC, with TIAA-CREF. Upon formation of the joint venture, we began accounting for our remaining interest in three of our malls, CoolSprings Galleria, Oak Park Mall and West County Center, using the equity method of accounting. These properties were previously accounted for on a consolidated basis. These properties are collectively referred to as the "CBL/T-C Properties." This transaction impacts the comparison of the results of operations for the three and six months ended June 30, 2012 to the results of operations for the three and six months ended June 30, 2011.
Comparison of the Three Months Ended June 30, 2012 to the Three Months Ended June 30, 2011
Revenues
Total revenues decreased $6.5 million for the three months ended June 30, 2012 compared to the prior year period.  Rental revenues and tenant reimbursements decreased by $6.2 million due to a decrease of $23.1 million related to the CBL/T-C Properties partially offset by increases of $12.3 million from the New Properties and $4.6 million from the Comparable Properties.  The increase in revenues of the Comparable Properties was primarily driven by a $3.8 million increase in base rents, as a result of increases in occupancy, improvements in leasing spreads and a bankruptcy settlement from a former tenant of $1.6 million.
Our cost recovery ratio for the quarter ended June 30, 2012 was 97.3% compared with 102.5% for the prior-year period. The decrease was primarily a result of lower tenant reimbursements due to the deconsolidation of the CBL/T-C Properties.
Other revenues decreased $0.7 million primarily due to lower revenues related to our subsidiary that provides security and maintenance services to third parties.
Operating Expenses
Total operating expenses decreased $4.9 million for the three months ended June 30, 2012 compared to the prior year period.  Property operating expenses, including real estate taxes and maintenance and repairs, decreased $1.4 million due to a reduction in expenses of $6.8 million attributable to the CBL/T-C Properties partially offset by increases of $4.4 million of expenses attributable to the New Properties and $1.0 million related to the Comparable Properties. The increase in property operating expenses of the Comparable Properties is primarily attributable to increases of $0.4 million in payroll and related costs, $0.3 million in bad debt expense, and $0.3 million for legal fees.
The decrease in depreciation and amortization expense of $3.7 million resulted from decreases of $8.0 million related to the CBL/T-C Properties and $2.6 million attributable to the Comparable Properties partially offset by an increase of $6.9 million related to the New Properties. The decrease attributable to the Comparable Properties is primarily due to $2.2 million of write-offs of unamortized tenant allowances recorded during the second quarter of 2011 related to the closure of two Borders stores.
General and administrative expenses increased $0.8 million primarily as a result of increases of $1.0 million in payroll and related costs and $0.3 million for capitalized overhead related to development projects, partially offset by a decrease of $0.5 million in consulting fees. As a percentage of revenues, general and administrative expenses were 4.7% and 4.3% for the second quarters of 2012 and 2011, respectively. Revenues declined as a result of the deconsolidation of the CBL/T-C Properties for the three months ended June 30, 2012 compared to the prior year period.
Other expenses decreased $0.5 million primarily attributable to lower expenses of $0.4 million related to our subsidiary that provides security and maintenance services.
Other Income and Expenses
Interest and other income increased $0.7 million compared to the prior year period. In the second quarter of 2012, we recognized the unamortized discounts on two separate mezzanine loans totaling $0.6 million when those loans terminated.
Interest expense decreased $9.5 million for the three months ended June 30, 2012 compared to the prior year period.  Decreases of $8.3 million for the CBL/T-C Properties and $4.5 million for the Comparable Properties were partially offset by an increase of $3.3 million related to the New Properties. The decrease attributable to the Comparable Properties is primarily due to a reduction in interest expense as we used our lines of credit, which had lower interest rates, to retire maturing loans and then obtained new mortgage financings which also resulted in significant interest rate savings compared with the retired loans. Our consolidated debt was $500.9 million lower at June 30, 2012 as compared to June 30, 2011.
During the second quarter of 2012, we recognized a gain on sales of real estate assets of $2.5 million related to the sale of two parcels of land at one of our malls.  We recognized a loss on sales of real estate assets of $0.1 million during the second quarter of 2011 related to the true-up of estimated expenses to actual amounts for outparcels sold for a gain in previous periods.
Equity in earnings of unconsolidated affiliates increased by $0.6 million during the second quarter of 2012 compared to the prior year period. The $0.6 million difference is attributable to increases in occupancy and base rents across the portfolio of unconsolidated affiliates partially offset by our share of the net loss from the CBL/T-C Properties, which have been accounted for using the equity method since October 2011, but were accounted for on a consolidated basis prior to that date. The CBL/T-C Properties have a net loss primarily due to significant depreciation expense.
The income tax provision of $0.3 million for the three months ended June 30, 2012 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current tax provision of $0.8 million and a deferred income tax benefit of $0.5 million.  During the three months ended June 30, 2011, we recorded a benefit for deferred income taxes of $4.6 million.
The operating loss of discontinued operations for the three months ended June 30, 2012 of less than $0.1 million represents true-ups of estimated expense to actual amounts for properties sold during previous periods. The operating loss of discontinued operations for the three months ended June 30, 2011 includes a non-cash loss on impairment of real estate of $4.5 million related to the write-down of the book value of a community center to its then estimated fair value. The community center was sold in March 2012. Discontinued operations for the three months ended June 30, 2011 also includes the settlement of estimated expenses based on actual amounts for properties sold during previous periods.
Comparison of the Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011
Revenues
Total revenues decreased $23.0 million for the six months ended June 30, 2012 compared to the prior year period.  Rental revenues and tenant reimbursements decreased by $22.6 million due to a decrease of $46.1 million related to the CBL/T-C Properties partially offset by increases of $17.1 million from the New Properties and $6.4 million from the Comparable Properties.  The increase in revenues of the Comparable Properties was primarily driven by a $5.6 million increase in base rents, as a result of the increases in occupancy, improvements in leasing spreads and a bankruptcy settlement from a former tenant of $1.6 million.

Our cost recovery ratio for the six months ended June 30, 2012 was 96.0% compared with 98.8% for the prior-year period. The decrease was primarily a result of lower tenant reimbursements due to the deconsolidation of the CBL/T-C Properties.

Other revenues decreased $2.0 million primarily due to lower revenues related to our subsidiary that provides security and maintenance services to third parties.
Operating Expenses
Total operating expenses decreased $15.1 million for the six months ended June 30, 2012 compared to the prior year period.  Property operating expenses, including real estate taxes and maintenance and repairs, decreased $7.5 million due to a reduction in expenses of $13.9 million attributable to the CBL/T-C Properties partially offset by increases of $6.0 million of expenses attributable to the New Properties and $0.4 million of expense related to the Comparable Properties. The increase in property operating expenses of the Comparable Properties is primarily attributable to increases of $2.2 million in payroll and related costs, $0.5 million in real estate taxes and $0.4 million in legal fees partially offset by decreases of $1.5 million in snow removal costs, $0.5 million in land rent expense and $0.4 million in bad debt expense.
The decrease in depreciation and amortization expense of $8.3 million resulted from decreases of $15.8 million related to the CBL/T-C Properties and $1.4 million from the Comparable Properties partially offset by an increase of $8.9 million related to the New Properties. The decrease attributable to the Comparable Properties is primarily due to $2.2 million of write-offs of unamortized tenant allowances recorded in 2011 related to the closure of two Borders stores partially offset by ongoing capital expenditures for renovations, expansions and deferred maintenance.
General and administrative expenses increased $2.8 million primarily as a result of increases of $2.0 million in payroll and related costs, $0.7 million in acquisition-related costs, and $0.3 million for capitalized overhead related to development projects, which were partially offset by a decrease of $0.5 million in consulting fees. As a percentage of revenues, general and administrative expenses were 5.1% and 4.4% for the six months ended June 30, 2012 and 2011, respectively. The increase in general and administrative expenses as a percentage of revenues is primarily the result of the deconsolidation of the CBL/T-C Properties, which caused a reduction in revenues as compared to the prior year period.
Other expenses decreased $2.0 million primarily due to a write-down of a mortgage note receivable of $1.5 million recorded in 2011 to reclassify the carrying value of the mortgage note receivable to equal the estimated fair value of the land that secured the note receivable and a decrease of $0.4 million in expenses related to our subsidiary that provides security and maintenance services.
Other Income and Expenses
Interest and other income increased $1.2 million compared to the prior year period, primarily as a result of two mezzanine loans for two outlet centers. We earned $0.6 million in interest income on these loans and subsequently recognized $0.6 million of unamortized discounts on these loans when they terminated in connection with the acquisitions of member interests in both outlet centers in 2012.
Interest expense decreased $17.7 million for the six months ended June 30, 2012 compared to the prior year period as a result of decreases of $16.6 million attributable to the CBL/T-C Properties and $5.7 million related to the Comparable Properties partially offset by an increase of $4.6 million related to the New Properties. The decrease attributable to the Comparable Properties is primarily due to a reduction in interest expense as we used our lines of credit, which had lower interest rates, to retire maturing loans and then obtained new mortgage financings which also resulted in significant interest rate savings compared with the retired loans. Our consolidated debt was $500.9 million lower at June 30, 2012 as compared to June 30, 2011.
During the six months ended June 30, 2011, we recorded a gain on extinguishment of debt of $0.6 million as a result of accelerated premium amortization related to the early retirement of debt secured by one mall.
During the six months ended June 30, 2012, we recognized a gain on sales of real estate assets of $3.1 million related to the sale of a vacant anchor space at one of our malls and the sale of three parcels of land.  We recognized a gain on sales of real estate assets of $0.7 million during the six months ended June 30, 2011 related to the sale of four parcels of land.
Equity in earnings of unconsolidated affiliates increased by $0.1 million during the six months ended June 30, 2012 compared to the prior year period. The $0.1 million difference is attributable to increases in occupancy and base rents partially offset by our share of the net loss from the CBL/T-C Properties, which have been accounted for using the equity method since October 2011, but were accounted for on a consolidated basis prior to that date. The CBL/T-C Properties have a net loss primarily due to significant depreciation expense.
The income tax provision of less than $0.1 million for the six months ended June 30, 2012 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current benefit of $2.3 million and a deferred income tax provision of $2.3 million.  During the six months ended June 30, 2011, we recorded an income tax benefit of $6.4 million, consisting of a benefit for current and deferred income taxes of $1.5 million and $4.9 million, respectively.

The operating loss of discontinued operations for the six months ended June 30, 2012 of $0.1 million represents the operating results of two community centers, Oak Hollow Square and the second phase of Settlers Ridge, that were sold during the year. We also recorded a $0.3 million loss on impairment of real estate in the first quarter of 2012 to true-up certain estimated amounts to actual amounts related to the sale of Oak Hollow Square and a gain of $0.9 million on the sale of the second phase of Settlers Ridge in the first quarter of 2012. The results of operations of these two properties, including the gain on sale of real estate and loss on impairment of real estate, are included in discontinued operations for the six months ended June 30, 2012. Operating income of $24.6 million from discontinued operations for the six months ended June 30, 2011 reflects the operating results of Oak Hollow Mall that was sold in February 2011. In accordance with the lender’s agreement to modify the outstanding principal balance and accrued interest to equal the net sales price for the property, we recorded a gain on the extinguishment of debt of $31.4 million in the first quarter of 2011.  We also recorded a loss on impairment of real estate in the first quarter of 2011 of $2.7 million to write down the book value of Oak Hollow Mall to the net sales price. We recorded a loss on impairment of real estate of $4.5 million in the second quarter of 2011 to write down the book value of the second phase of Settlers Ridge to its then estimated fair value. The results of operations of this property, including the gain on extinguishment of debt and loss on impairment of real estate, are included in discontinued operations for the six months ended June 30, 2011. Discontinued operations for all periods presented include the settlement of estimated expenses based on actual amounts for properties sold during previous periods.

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
We include a property in our same-center pool when we owned all or a portion of the property as of June 30, 2012 and we owned it and it was in operation for both the entire preceding calendar year and the current year-to-date reporting period ending June 30, 2012. The only properties excluded from the same-center pool that would otherwise meet this criteria are non-core properties and properties included in discontinued operations. As of June 30, 2012, we have excluded Columbia Place, Hickory Hollow Mall, and Towne Mall from our same-center pool as these are classified as non-core properties. New Properties are excluded from same-center NOI, until they meet this criteria.

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net income attributable to the Company for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to the Company	$29,391	$20,376	$55,440	$67,695

Adjustments: (1)
Depreciation and amortization	77,251	80,555	151,189	153,988
Interest expense	71,492	79,317	142,296	153,266
Abandoned projects expense	1	51	(123)	51
Gain on sales of real estate assets	(2,763)	(1,149)	(3,345)	(1,958)
Gain on extinguishment of debt	—	—	—	(32,015)
Write-down of mortgage notes receivable	—	—	—	1,500
Loss on impairment of real estate	—	3,950	293	6,696
Income tax provision (benefit)	267	(4,653)	39	(6,423)
Net income attributable to noncontrolling interest in earnings of operating partnership	5,197	2,752	9,559	13,203
(Gain) loss on discontinued operations	16	(138)	(895)	(152)
Operating partnership's share of total NOI	180,852	181,061	354,453	355,851
General and administrative expenses	11,993	11,241	25,793	23,041
Management fees and non-property level revenues	(6,523)	(7,857)	(13,285)	(10,344)
Operating partnership's share of property NOI	186,322	184,445	366,961	368,548
Non-comparable NOI	(7,957)	(11,385)	(13,220)	(20,775)
Total same-center NOI	178,365	173,060	353,741	347,773
Less lease termination fees	(1,186)	(500)	(1,942)	(2,014)
Total same-center NOI, excluding lease termination fees	$177,179	$172,560	$351,799	$345,759

(1)	Adjustments are based on our pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.

Same-center NOI, excluding lease termination fees, increased $4.6 million and $6.0 million for the three and six month periods ending June 30, 2012 and 2011, respectively. The 2.7% increase for the quarter ended June 30, 2012 and 1.7% increase for the six months ended June 30, 2012 as compared to the same periods in the prior year are due to the continued improvement in occupancy and leasing spreads as well as a bankruptcy recovery of $1.6 million in the second quarter of 2012.
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
(2) Non-stabilized malls - Malls that are in their initial lease-up phase. After three complete calendar years of operation, they are reclassified on January 1 of the fourth calendar year to the stabilized mall category. The Outlet Shoppes at Oklahoma City, which opened in August 2011, was our only non-stabilized mall as of June 30, 2012. Pearland Town Center, which opened in July 2008, was our only non-stabilized mall as of June 30, 2011.
(3) Non-core malls - Malls where we have determined that the current format of the property no longer represents the best use of the property and we are in the process of evaluating alternative strategies for the property, which may include major redevelopment or an alternative retail or non-retail format. For example, a community college recently acquired a vacant anchor space at Hickory Hollow Mall and plans to offer classes there beginning in the fall of 2012. Our non-core malls as of June 30, 2012 were Columbia Place, Hickory Hollow Mall, and Towne Mall. We did not have any malls designated as non-core as of June 30, 2011. The steps taken to reposition non-core malls, such as signing tenants to short-term leases, which are not included in occupancy percentages, or leasing to regional or local tenants, which typically do not report sales, may lead to metrics which do not provide relevant information related to the condition of the non-core properties. Therefore, traditional performance measures, such as occupancy percentages and leasing metrics, exclude non-core malls.
We derive a significant amount of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Six Months Ended June 30,
	2012	2011
Malls	89.1%	89.1%
Associated centers	4.1%	4.1%
Community centers	1.7%	1.9%
Mortgages, office buildings and other	5.1%	4.9%
Mall Store Sales
Mall store sales for our portfolio increased 2.9% and 4.3% for the three month and six month periods ended June 30, 2012, respectively, as compared to the same periods in 2011.  Mall store sales for the trailing twelve months ended June 30, 2012 on a comparable per square foot basis were $341 per square foot compared with $328 per square foot in the prior year period, an increase of 4.0%. We anticipate sales will continue to improve at a steady pace for the remainder of 2012.
Occupancy
Our portfolio occupancy is summarized in the following table:

	As of June 30,
	2012	2011
Total portfolio	92.3%	90.6%
Total mall portfolio	92.4%	90.4%
Stabilized malls	92.3%	90.5%
Non-stabilized malls (1)	100.0%	85.2%
Associated centers	93.4%	91.2%
Community centers	91.1%	91.9%
(1) Represents occupancy for The Outlet Shoppes at Oklahoma City as of June 30, 2012 and occupancy for Pearland Town Center as of June 30, 2011. Pearland Town Center is classified as a stabilized mall in 2012.
For the second quarter of 2012, occupancy increased across our total portfolio by 170 basis points as compared to the prior year period. We anticipate that occupancy at the end of 2012 will be up 50 to 100 basis points compared to 2011 based on current leasing activity.
Leasing
During the second quarter of 2012, we signed approximately 1.2 million square feet of leases, including 1.2 million square feet of leases in our operating portfolio and less than 0.1 million square feet of development leases. The leases signed in our operating portfolio included approximately 0.4 million square feet of new leases and approximately 0.8 million square feet of renewals.
Average annual base rents per square foot are based on contractual rents in effect as of June 30, 2012 and 2011, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type:

	As of June 30,
	2012	2011
Stabilized malls	$29.31	$29.07
Non-stabilized malls (1)	22.64	26.18
Associated centers	11.85	12.19
Community centers	15.48	13.41
Office buildings	18.23	17.94
(1) Represents average annual base rents for The Outlet Shoppes at Oklahoma City as of June 30, 2012 and average annual base rents for Pearland Town Center as of June 30, 2011. Pearland Town Center is classified as a stabilized mall in 2012.
Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the three and six month periods ended June 30, 2012 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (2)	% Change Average
Quarter:
All Property Types (1)	699,453	$40.15	$42.59	6.1%	$44.18	10.0%
Stabilized malls	647,723	41.78	44.44	6.4%	46.06	10.2%
New leases	109,772	47.86	51.24	7.1%	54.19	13.2%
Renewal leases	537,951	40.54	43.05	6.2%	44.40	9.5%

Year to Date:
All Property Types (1)	1,499,471	$38.85	$40.80	5.0%	$42.18	8.6%
Stabilized malls	1,386,431	40.29	42.47	5.4%	43.90	8.9%
New leases	246,192	43.49	52.77	21.3%	55.96	28.7%
Renewal leases	1,140,239	39.60	40.25	1.6%	41.29	4.3%
(1)    Includes stabilized malls, associated centers, community centers and office buildings.
(2)    Average gross rent does not incorporate allowable future increases for recoverable common area expenses.
Overall, leases in the second quarter of 2012 were signed at a 10.0% increase over the prior gross rent per square foot.  Leases for stabilized malls signed during the quarter saw a 10.2% increase over the prior gross rent per square foot. Renewal leasing spreads were also positive, up 9.5% compared to prior rents and new leases were signed at a 13.2% increase over prior rents. We continue to see benefits from the demand for space in our properties as supply remains constricted.
LIQUIDITY AND CAPITAL RESOURCES
During the six months ended June 30, 2012, we elected to pay cash of $9.8 million in exchange for common units of limited partnership interest in the Operating Partnership to four holders of 625,952 common units upon exercise of their conversion rights. In May 2012, a holder of 9,757,100 common units of limited partnership interest in the Operating Partnership exercised its conversion rights. We elected to issue 9,757,100 shares of common stock in exchange for the common units in June 2012 and subsequent to June 30, 2012 registered these shares for public resale by the holder pursuant to the holder's exercise of its contractual registration rights.
During the six months ended June 30, 2012, we retired 16 operating property loans totaling $403.5 million with borrowings from our secured credit facilities. We obtained financing during the six months ended June 30, 2012 for nine properties totaling $456.2 million. We used the proceeds to retire $63.6 million of existing loan balances and to reduce our secured credit facilities by $359.5 million. The loans retired had a weighted average interest rate of 6.4% compared to a weighted average interest rate of 4.97% on the new loans. We also closed on an operating property loan of $67.0 million during the second quarter of 2012, using the proceeds to repay an existing loan of $30.8 million and reduce the balance of our secured credit facilities. During the first quarter of 2012, YTC, an unconsolidated affiliate, closed on a $38.0 million ten-year non-recourse loan and Port Orange, an unconsolidated affiliate, closed on the extension and modification of a $65.0 million construction loan. Port Orange paid $3.3 million to reduce the balance on the loan. Subsequent to June 30, 2012, Gulf Coast, an unconsolidated affiliate, closed on a $7.0 million ten-year recourse loan.
As of June 30, 2012, we had approximately $110.0 million outstanding on all of our credit facilities combined.  Our debt to gross asset value ratio was 52.5%. Based on a rolling twelve months, our interest coverage ratio was 2.54x and our debt service coverage ratio was 1.97x.  More than 80% of our debt is non-recourse and property-specific. See Debt below for additional information.
We derive a majority of our revenues from leases with retail tenants, which historically have been the primary source for funding short-term liquidity and capital needs such as operating expenses, debt service, tenant construction allowances, recurring capital expenditures, dividends and distributions. We believe that the combination of our cash flows generated from our operations, combined with our debt and equity sources and the availability under our lines of credit will, for the foreseeable future, provide adequate liquidity to meet our cash needs.  In addition to these factors, we have options available to us to generate additional liquidity, including but not limited to, equity offerings, joint venture investments, issuances of noncontrolling interests in our Operating Partnership and decreasing the amount of expenditures we make related to tenant construction allowances and other capital expenditures.  We also generate revenues from sales of peripheral land at the properties and from sales of real estate assets when it is determined that we can realize an optimal value for the assets.
Cash Flows From Operations
We had $71.5 million of unrestricted cash and cash equivalents as of June 30, 2012, an increase of $15.4 million from December 31, 2011.  Cash provided by operating activities during the six months ended June 30, 2012, increased $22.2 million to $219.8 million from $197.6 million during the six months ended June 30, 2011. The increase was primarily attributable to lower interest expense on our debt and the CBL/T-C Properties, which have been accounted for using the equity method since October 2011, but were accounted for on a consolidated basis prior to that date.
Debt
The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate (1)
June 30, 2012
Fixed-rate debt:
Non-recourse loans on operating properties(2)	$3,835,797	$(69,684)	$673,154	$4,439,267	5.46%
Recourse term loans on operating properties(2)	50,308	—	—	50,308	5.83%
Total fixed-rate debt	3,886,105	(69,684)	673,154	4,489,575	5.47%
Variable-rate debt:
Non-recourse term loans on operating properties	163,375	—	—	163,375	3.47%
Recourse term loans on operating properties	110,296	—	126,890	237,186	3.20%
Construction loans	28,223	—	—	28,223	3.28%
Secured lines of credit	110,000	—	—	110,000	2.75%
Unsecured term loans	395,209	—	—	395,209	1.88%
Total variable-rate debt	807,103	—	126,890	933,993	2.53%
Total	$4,693,208	$(69,684)	$800,044	$5,423,568	4.96%

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate (1)
December 31, 2011
Fixed-rate debt:
Non-recourse loans on operating properties(2)	$3,656,243	$(30,416)	$658,470	$4,284,297	5.58%
Recourse term loans on operating properties(2)	77,112	—	—	77,112	5.89%
Total fixed-rate debt	3,733,355	(30,416)	658,470	4,361,409	5.58%
Variable-rate debt:
Non-recourse term loans on operating properties	168,750	—	19,716	188,466	2.88%
Recourse term loans on operating properties	124,439	(726)	130,455	254,168	3.32%
Construction loans	25,921	—	—	25,921	3.32%
Secured lines of credit	27,300	—	—	27,300	3.03%
Unsecured term loans	409,590	—	—	409,590	1.67%
Total variable-rate debt	756,000	(726)	150,171	905,445	2.47%
Total	$4,489,355	$(31,142)	$808,641	$5,266,854	5.04%

(1)	Weighted average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.

(2)
We have four interest rate swaps with notional amounts outstanding totaling $115,800 as of June 30, 2012 and $117,700 as of December 31, 2011 related to four of our variable-rate loans on operating properties to effectively fix the interest rates on these loans.  Therefore, these amounts are reflected in fixed-rate debt at June 30, 2012 and December 31, 2011.

As of June 30, 2012, $307.8 million of our pro rata share of consolidated and unconsolidated debt is scheduled to mature over the remainder of 2012.  We have extension options on one operating property loan with a principal balance of $77.5 million and a land loan with a balance of $2.0 million that we intend to exercise, which leaves approximately $228.2 million that will be retired or refinanced.
The weighted average remaining term of our total share of consolidated and unconsolidated debt was 4.8 years and 4.5 years at June 30, 2012 and December 31, 2011, respectively. The weighted average remaining term of our pro rata share of fixed-rate debt was 5.1 years and 5.0 years at June 30, 2012 and December 31, 2011, respectively.
As of June 30, 2012 and December 31, 2011, our pro rata share of consolidated and unconsolidated variable-rate debt represented 17.2% of our total pro rata share of debt. As of June 30, 2012, our share of consolidated and unconsolidated variable-rate debt represented 9.6% of our total market capitalization (see Equity below) as compared to 10.3% as of December 31, 2011.
See Note 4 to the condensed consolidated financial statements for a description of debt assumed in connection with acquisitions completed during the six months ended June 30, 2012.
Secured Lines of Credit
We have three secured lines of credit that are used for mortgage retirement, working capital, construction and acquisition purposes, as well as issuances of letters of credit. Each of these lines is secured by mortgages on certain of our operating properties. Borrowings under these secured lines of credit bear interest at LIBOR plus an applicable spread, ranging from 2.00% to 3.00%, based on our leverage ratio and had a weighted average interest rate of 2.75% at June 30, 2012. We also pay fees based on the amount of unused availability under our secured lines of credit at rates ranging from 0.15% to 0.35% of unused availability. The following summarizes certain information about the secured lines of credit as of June 30, 2012 (in thousands):

Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date
$525,000	$—	(1)	February 2014	February 2015
520,000	110,000		April 2014	N/A
105,000	—		June 2015	June 2016
$1,150,000	$110,000

(1)	There was an additional $351 outstanding on this secured line of credit as of June 30, 2012 for letters of credit. Up to $50,000 of the capacity on this line can be used for letters of credit.

In June 2012, we closed on the extension and modification of our secured credit facility with total capacity of $105.0 million. The facility's maturity date was extended to June 2015 and has a one-year extension option, which is at our election, for an outside maturity date of June 2016. The loan bears interest at LIBOR plus a margin ranging from 1.75% to 2.75%, based on our leverage ratio.
Unsecured Term Facilities
We have an unsecured term facility that bears interest at LIBOR plus a margin ranging from 0.95% to 1.40%, based on our leverage ratio.  At June 30, 2012, the outstanding borrowings of $167.2 million under this loan had a weighted average interest rate of 1.35%.  The loan was obtained for the exclusive purpose of acquiring certain properties from the Starmount Company or its affiliates.  We completed our acquisition of these properties in February 2008 and, as a result, no further draws can be made against the loan.  The loan matures in November 2012.  Net proceeds from a sale, or our share of excess proceeds from any refinancings, of any of the properties originally purchased with borrowings from this unsecured term loan must be used to pay down any remaining outstanding balance. We anticipate using excess proceeds realized from our mortgage financings to retire this loan in 2012.
We have an unsecured term facility with total capacity of $228.0 million that bears interest at LIBOR plus a margin ranging from 1.50% to 1.80%, based on our leverage ratio.  At June 30, 2012, the outstanding borrowings of $228.0 million under the unsecured term loan had a weighted average interest rate of 1.84%.  The loan was extended for one year from April 2012 to April 2013.
Letters of Credit
We have secured and unsecured lines of credit with total availability of $15.9 million that are used only to issue letters of credit. There was $2.2 million outstanding under these lines at June 30, 2012.
Covenants and Restrictions
The agreements to the lines of credit contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, and limitations on cash flow distributions.  The Company believes that it was in compliance with all covenants and restrictions at June 30, 2012. The following presents the Company's compliance with certain of the ratios as of June 30, 2012:

Ratio	Required	Actual
Debt to Gross Asset Value	< 65%	52.5%
Interest Coverage (1)	> 1.75x	2.54x
Debt Service Coverage (1)	> 1.50x	1.97x
(1) Based on rolling twelve months.
The agreements to the $525.0 million and $520.0 million secured credit facilities and the two unsecured term loans described above, each with the same lead lender, contain default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods) in the event (i) there is a default in the payment of any indebtedness owed by us to any institution which is a part of the lender groups for the credit facilities, or (ii) there is any other type of default with respect to any indebtedness owed by us to any institution which is a part of the lender groups for the credit facilities and such lender accelerates the payment of the indebtedness owed to it as a result of such default.  The credit facility agreements provide that, upon the occurrence and continuation of an event of default, payment of all amounts outstanding under these credit facilities and those facilities with which these agreements reference cross-default provisions may be accelerated and the lenders’ commitments may be terminated.  Additionally, any default in the payment of any recourse indebtedness greater than $50.0 million, or any non-recourse indebtedness greater than $100.0 million, of the Company, the Operating Partnership and/or significant subsidiaries, as defined in the credit facilities, regardless of whether the lending institution is a part of the lender groups for the credit facilities, will constitute an event of default under the agreements to the credit facilities.  We believe that we were in compliance with regard to these provisions as of June 30, 2012.
Mortgages on Operating Properties
In June 2012, we closed on a $40.0 million ten-year non-recourse commercial mortgage-backed securities ("CMBS") loan with a fixed rate of 4.990% secured by WestGate Mall in Spartanburg, SC. Proceeds were used to pay down our secured credit facilities.
In May 2012, we closed on a $22.0 million ten-year non-recourse loan with an insurance company at a fixed interest rate of 5.00% secured by CBL Centers I and II in Chattanooga, TN. The new loan was used to pay down our secured credit facilities, which had been used in April 2012 and February 2012 to retire the loan balances on the maturing loans on CBL Centers II and I which had principal outstanding balances of $9.1 million and$12.8 million, respectively.

In May 2012, we closed on a $67.0 million ten-year non-recourse CMBS loan secured by Southpark Mall in Colonial Heights, VA. The loan bears interest at a fixed rate of 4.845%. Proceeds were used to retire an existing loan secured by Southpark Mall with a balance of $30.8 million that was scheduled to mature in May 2012 as well as to reduce outstanding borrowings on our secured credit facilities.
In May 2012, we closed on two separate ten-year non-recourse CMBS loans, including a $71.2 million loan secured by Jefferson Mall in Louisville, KY and a $42.0 million loan secured by Fashion Square Mall in Saginaw, MI. Both loans bear interest at a fixed interest rate of 4.75% and 4.95%, respectively. Proceeds were used to pay down our secured credit facilities.
In April 2012, we closed on a ten-year non-recourse $122.0 million CMBS loan secured by Arbor Place in Douglasville, GA. The loan bears interest at a fixed rate of 5.099%. Proceeds were used primarily to reduce the balance on our secured credit facilities.
In April 2012, we closed on the extension and modification of a recourse mortgage loan secured by Statesboro Crossing in Statesboro, GA to extend the maturity date to February 2013 and reduce the amount available under the loan from $20.9 million to equal the outstanding balance of $13.6 million. The interest rate remained at one-month LIBOR plus a spread of 1%. During the first quarter of 2012, this loan had previously been extended to April 2012.
During the first quarter of 2012, we closed on a $73.0 million ten-year non-recourse CMBS loan secured by Northwoods Mall in Charleston, SC, which bears a fixed interest rate of 5.075%. Proceeds were used to reduce outstanding balances on our secured credit facilities.
Also during the first quarter of 2012, we retired 15 operating property loans with an aggregate principal balance of $394.4 million that were secured by Arbor Place, The Landing at Arbor Place, CBL Center I, Fashion Square, Hickory Hollow Mall, The Courtyard at Hickory Hollow Mall, Jefferson Mall, Massard Crossing, Northwoods Mall, Old Hickory Mall, Pemberton Plaza, Randolph Mall, Regency Mall, WestGate Mall and Willowbrook Plaza with borrowings from our secured credit facilities. As noted above, eight of these properties were refinanced in the second quarter of 2012 and one property was refinanced in the first quarter of 2012. Massard Crossing was sold subsequent to June 30, 2012 and proceeds from the sale were used to reduce the balance on our secured credit facilities.
In the first quarter of 2012, the lender of the non-recourse mortgage loan secured by Columbia Place in Columbia, SC notified us that the loan had been placed in default. Columbia Place generates insufficient income levels to cover the debt service on the mortgage, which had a balance of $27.3 million at June 30, 2012, and a contractual maturity date of September 2013. The lender on the loan receives the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments.
Interest Rate Hedging Instruments
During the first quarter of 2012, we entered into an interest rate cap agreement with an initial notional amount of $125.0 million, amortizing to $122.4 million, to hedge the risk of changes in cash flows on the borrowings of one of our properties equal to the cap notional. The interest rate cap protects us from increases in the hedged cash flows attributable to overall changes in 3-month LIBOR above the strike rate of the cap on the debt.  The strike rate associated with the interest rate cap is 5.0%. The cap matures in January 2014.

Instrument Type	Location in Consolidated Balance Sheet	Outstanding Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 6/30/12	Fair Value at 12/31/11	Maturity Date
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$55,985 (amortizing to $48,337)	1-month LIBOR	2.149%	$(2,903)	$(2,674)	April 30, 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$35,047 (amortizing to $30,276)	1-month LIBOR	2.187%	(1,861)	(1,725)	April 30, 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$13,104 (amortizing to $11,313)	1-month LIBOR	2.142%	(676)	(622)	April 30, 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$11,664 (amortizing to $10,083)	1-month LIBOR	2.236%	(638)	(596)	April 30, 2016
Cap	Intangible lease assets and other assets	$124,625 (amortizing to $122,375)	3-month LIBOR	5.000%	—	—	January 1, 2014

Equity
During the six months ended June 30, 2012, we paid dividends of $85.0 million to holders of our common stock and our preferred stock, as well as $34.3 million in distributions to the noncontrolling interest investors in our Operating Partnership and other consolidated subsidiaries.
On June 1, 2012, we announced a second quarter 2012 common stock dividend of $0.22 per share payable in cash that was paid on July 17, 2012.  On February 24, 2012, we announced a first quarter 2012 common stock dividend of $0.22 per share payable in cash that was paid on April 17, 2012.  Future dividends payable will be determined by our Board of Directors based upon circumstances at the time of declaration.
Jacobs, holder of 9,757,100 common units of limited partnership interest in the Operating Partnership, exercised its conversion rights in May 2012. We elected to issue 9,757,100 shares of common stock in exchange in June 2012 and registered these shares for public resale by Jacobs in July 2012 pursuant to Jacobs' exercise of its contractual registration rights.
In the second quarter of 2012, we elected to pay cash of $3.5 million to a holder of 194,572 common units of limited partnership interest in the Operating Partnership upon exercise of its conversion rights in the first quarter of 2012.
In the first quarter of 2012, we elected to pay cash of $6.4 million to three holders of 431,380 common units of limited partnership interest in the Operation Partnership upon exercise of their conversion rights.
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
Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value of equity) ratio was 55.9% at June 30, 2012, compared to 58.7% at June 30, 2011. Our debt-to-market capitalization ratio at June 30, 2012 was computed as follows (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	190,194	$19.54	$3,716,391
7.75% Series C Cumulative Redeemable Preferred Stock	460	250.00	115,000
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00	453,750
Total market equity			4,285,141
Company’s share of total debt			5,423,568
Total market capitalization			$9,708,709
Debt-to-total-market capitalization ratio			55.9%

(1)
Stock price for common stock and Operating Partnership units equals the closing price of our common stock on June 29, 2012. The stock prices for the preferred stock represent the liquidation preference of each respective series of preferred stock.

Capital Expenditures
Deferred maintenance expenditures are generally billed to tenants as common area maintenance expense, and most are recovered over a 5 to 15-year period. Renovation expenditures are primarily for remodeling and upgrades of malls, of which a portion is recovered from tenants over a 5 to 15-year period.  We recover these costs through fixed amounts with annual increases or pro rata cost reimbursements based on the tenant’s occupied space. The following table summarizes these capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three and six month periods ended June 30, 2012 compared to 2011 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Tenant allowances (1)	$16,065	$15,140	$24,338	$20,896

Renovations	4,865	8,756	5,661	9,657

Deferred maintenance:
Parking lot and parking lot lighting	6,951	1,512	7,041	2,482
Roof repairs and replacements	2,334	1,253	3,823	1,783
Other capital expenditures	4,777	940	9,114	2,348
	14,062	3,705	19,978	6,613

	$34,992	$27,601	$49,977	$37,166
(1) Tenant allowances related to renewal leases were not material for the periods presented.
We capitalized overhead of $1.0 million and $1.4 million during the three months ended June 30, 2012 and 2011, respectively, and $1.9 million and $2.2 million during the six months ended June 30, 2012 and 2011, respectively. We capitalized $0.6 million and $1.4 million of interest during the three months ended June 30, 2012 and 2011, respectively, and $1.3 million and $2.4 million during the six months ended June 30, 2012 and 2011, respectively.
    The terms of the joint venture that we formed with TIAA-CREF require us to fund certain capital expenditures related to parking decks at West County Center estimated to be $26.4 million. As of June 30, 2012, we had funded $7.3 million of this amount leaving $19.1 million to be funded in 2012 and 2013.
Annual capital expenditures budgets are prepared for each of our properties that are intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, will provide the necessary funding for these expenditures.

Developments and Expansions
The following tables summarize our development projects as of June 30, 2012 (dollars in thousands):
Properties Opened During the Six Months Ended June 30, 2012
(Dollars in thousands)

			CBL's Share of
Property	Location	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Opening Date	Initial Yield
Community Center Expansion:
The Forum at Grandview - Phase II (3)	Madison, MS	83,060	$16,826	$12,255	April-12	7.6%

Mall Redevelopment:
Foothills Mall/Plaza - Carmike Cinemas	Maryville, TN	45,276	$8,337	$8,683	March-12	7.3%

Total Properties Opened		128,336	$25,163	$20,938

(1)	Total cost is presented net of reimbursements to be received.

(2)	Cost to date does not reflect reimbursements until they are received.

(3)	This property is a 75/25 joint venture. Total cost and cost to date are reflected at 100 percent.

In the second quarter of 2012, we opened the second phase of The Forum at Grandview, our 75/25 joint venture community center development in Madison, MS, which is anchored by Michaels, ULTA, HomeGoods and Petco.

In the first quarter of 2012, Carmike Cinemas opened a state-of-the art 12-screen movie theater complex at Foothills Mall in Maryville, TN.
Properties Under Development at June 30, 2012
(Dollars in thousands)

		Total Project Square Feet	CBL's Share of
			Total Cost (1)	Cost to Date (2)	Expected Opening Date	Initial Yield
Property	Location
Community Centers:
Waynesville Commons	Waynesville, NC	127,585	$9,987	$8,171	Fall-12	10.6%

Mall Expansion:
The Shoppes at Southaven Town Center - Phase I	Southaven, MS	15,557	$1,755	$9	Fall-12	17.4%

Outlet Centers:
The Outlet Shoppes at Atlanta (3)	Woodstock, GA	370,456	$80,490	$8,845	Summer-13	10.0%
The Outlet Shoppes at Oklahoma City - Phase II (3)	Oklahoma City, OK	27,986	6,663	107	Fall-12	11.0%
		398,442	$87,153	$8,952

Mall Redevelopment:
Monroeville Mall - JC Penney/Cinemark	Pittsburgh, PA	464,792	$26,178	$8,029	Fall-12/Winter-13	7.6%

Total Properties Under Development		1,006,376	$125,073	$25,161

(1)	Total cost is presented net of reimbursements to be received.

(2)	Cost to date does not reflect reimbursements until they are received.

(3)	These properties are 75/25 joint ventures. Total cost and cost to date are reflected at 100 percent.
In Waynesville, NC we have under construction a community center that will be anchored by Belk along with PetSmart and Michaels, located next to an existing Wal-Mart.
Construction began on a 15,000 square foot expansion of Southaven Town Center, an open-air center. The project is scheduled for completion in late fall 2012 and is fully leased to Men's Warehouse, College Station, Torrid and Rue 21.
Construction began in May 2012 on The Outlet Shoppes at Atlanta, located in Woodstock, GA. The 370,500 square foot project is already 72% leased or committed with retailers including Saks Fifth Avenue OFF 5TH, Nike, Levi's, Brooks Brothers, Converse, Cole Haan, and others. This project is a 75/25 joint venture with an initial unleveraged yield of 10%.
We began construction in May 2012 to add a second phase of 28,000 square feet to The Outlet Shoppes at Oklahoma City, located in Oklahoma City, OK. This expansion is scheduled to open in November 2012 and will feature several new tenants including Columbia Sports, Ann Taylor LOFT, Waterford, Kenneth Cole, and Lucky Brand.
The redevelopment at Monroeville Mall in Pittsburgh, PA features a new 110,000 square foot JC Penney store and a 12-screen Cinemark theater.
Renovations continue at four of our malls, including Cross Creek Mall in Fayetteville, NC; Post Oak Mall in College Station, TX; Turtle Creek Mall in Hattiesburg, MS and Mall del Norte in Laredo, TX.  The projects are scheduled for completion by the end of 2012. The aggregate expenditure for these renovations is estimated to be approximately $23.0 million. We believe our renovation program is important to the continued growth of our properties in helping to attract new retailers as well as drive traffic and sales.
We hold options to acquire certain development properties owned by third parties.  Except for the projects presented above, we do not have any other material capital commitments as of June 30, 2012.
Acquisitions
On May 16, 2012, we acquired Dakota Square Mall located in Minot, ND for $91.5 million. The total purchase price included $32.5 million of cash and the assumption of $59.0 million of non-recourse debt that bears interest at a fixed rate of 6.23% and matures in November 2016. We also incurred $0.3 million of costs related to the transaction that were recorded as general and administrative expense.
In May 2012, we entered into a joint venture, Atlanta Outlet Shoppes, LLC, with a third party to develop, own, and operate The Outlet Shoppes at Atlanta, an outlet center development located in Woodstock, GA. We hold a 75% ownership interest in the joint venture. We determined that our investment in this joint venture represents a variable interest in a variable interest entity ("VIE"), and that we are the primary beneficiary. As a result, the joint venture is presented in the accompanying condensed consolidated financial statements as of June 30, 2012 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest.
On April 17, 2012, we exercised our right with our noncontrolling interest partner to convert a mezzanine loan into a member interest in The Outlet Shoppes at Gettysburg, located in Gettysburg, PA. After conversion, we own a 50.0% interest in the outlet center. Our investment of $24.8 million consisted of a $4.5 million converted mezzanine loan and the assumption of $20.3 million of debt. The $40.6 million of debt, of which our share is 50%, bears interest at a fixed rate of 5.87% and matures in February 2016.
On April 13, 2012, we acquired a 75.0% joint venture interest in The Outlet Shoppes at El Paso, an outlet shopping center located in El Paso, TX. Our investment of $85.6 million includes cash consideration of $35.4 million and the assumption of $50.2 million of non-recourse debt. The $66.9 million of debt, of which our share is 75.0%, bears interest at a fixed rate of 7.06% and matures in December 2017.
Off-Balance Sheet Arrangements
Unconsolidated Affiliates
We have ownership interests in 18 unconsolidated affiliates as of June 30, 2012 that are described in Note 5 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as “Investments in Unconsolidated Affiliates.”  The following are circumstances when we may consider entering into a joint venture with a third party:

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
We own a parcel of land in Lee’s Summit, MO that we are ground leasing to a third party development company.  The third party developed and operates a shopping center on the land parcel.  We have guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount, representing 27% of capacity, is approximately $18.6 million.  The total amount outstanding at June 30, 2012 on the loans was $60.6 million of which we have guaranteed $16.4 million.  We reported an obligation of $0.2 million as of June 30, 2012 and December 31, 2011 in the accompanying condensed consolidated balance sheets to reflect the estimated fair value of the guaranty. The loans contain a provision that require that, on or prior to July 1, 2012, the third party developer provide reasonably satisfactory evidence to the lender that either (i) certain legislation in the state of Missouri had been amended to facilitate an additional bond issuance, the net proceeds of which would be used to further reduce the outstanding amount on the bond line of credit, or (ii) if that certain legislation had not been amended, then the third party developer, the Company and the City of Lee's Summit, Missouri, had agreed to an alternate plan in order to complete the additional bond issuance. Neither of the conditions in (i) or (ii) occurred by July 1, 2012, therefore, the loans were in default on July 1, 2012. We did not record an accrual for the contingent guaranty obligation as we do not believe that this contingent obligation is probable.
We have guaranteed 100% of the construction and land loans of West Melbourne I, LLC (“West Melbourne”), an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $45.6 million.  West Melbourne developed and operates Hammock Landing, a community center in West Melbourne, FL. The total amount outstanding on the loans at June 30, 2012 was $45.6 million. The guaranty will expire upon repayment of the debt.  The land loan, and the construction loan, each representing $3.1 million and $42.5 million, respectively, of the amount outstanding at June 30, 2012, mature in November 2013. The construction loan has a one-year extension option available. We recorded an obligation of $0.5 million in the accompanying condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011 to reflect the estimated fair value of this guaranty.
We have guaranteed 100% of the construction loan of Port Orange, an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $65.0 million.  Port Orange developed and operates The Pavilion at Port Orange, a community center in Port Orange, FL.  The total amount outstanding at June 30, 2012 on the loan was $65.0 million. The guaranty will expire upon repayment of the debt.  The loan matures in March 2014 and has a one-year extension option available. We recorded an obligation of $1.0 million in the accompanying condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011 to reflect the estimated fair value of this guaranty.
We have guaranteed the lease performance of YTC, an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22.0 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to $10.0 million. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $18.0 million as of June 30, 2012.  We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty.  We did not record an obligation for this guaranty because we determined that the fair value of the guaranty is not material.

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

In March 2012, we recognized a loss on impairment of real estate assets of $0.3 million related to the sale of Oak Hollow Square due to the true-up of certain estimated amounts to actual amounts.  The loss on impairment is recorded in operating income of discontinued operations for the six months ended June 30, 2012.

In June 2011, we incurred a loss on impairment of real estate assets of $4.5 million related to the second phase of Settlers Ridge to write down the book value to its then estimated fair value. This property was sold in the first quarter of 2012 and the loss on impairment is recorded in operating income of discontinued operations for the six months ended June 30, 2011.

In February 2011, we incurred a loss on impairment of real estate assets of $2.7 million related to the disposition of Oak Hollow Mall to write down the book value of the property to the net sales price.  The loss on impairment is recorded in operating income of discontinued operations for the six months ended June 30, 2011.

Allowance for Doubtful Accounts

We periodically perform a detailed review of amounts due from tenants and others to determine if accounts receivable balances are impaired based on factors affecting the collectibility of those balances.  Our estimates of the allowance for doubtful accounts requires significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.  We recorded a provision for doubtful accounts of $1.3 million and $1.5 million for the six months ended June 30, 2012 and 2011, respectively.

Investments in Unconsolidated Affiliates

We evaluate our joint venture arrangements to determine whether they should be recorded on a consolidated basis.  The percentage of ownership interest in the joint venture, an evaluation of control and whether a VIE exists are all considered in the consolidation assessment.

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

No impairments of investments in unconsolidated affiliates were incurred during the three and six month periods ended June 30, 2012 and 2011.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). The objective of this accounting update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements of net income and other comprehensive income. For public entities, this guidance was effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). This guidance defers the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. Other requirements of ASU 2011-05 are not affected by ASU 2011-12. The guidance in ASU 2011-12 was effective at the same time as ASU 2011-05 so that entities would not be required to comply with the presentation requirements in ASU 2011-05 that ASU 2011-12 deferred. The adoption of this guidance changed the presentation format of our condensed consolidated financial statements but did not have an impact on the amounts reported in those statements.

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

In our reconciliation of net income (loss) attributable to common shareholders to FFO allocable to common shareholders that is presented below, we make an adjustment to add back noncontrolling interest in income (loss) of our Operating Partnership in order to arrive at FFO of our Operating Partnership.  We then apply a percentage to FFO of our Operating Partnership to arrive at FFO allocable to common shareholders. The percentage is computed by taking the weighted average number of common shares outstanding for the period and dividing it by the sum of the weighted average number of common shares and the weighted average number of Operating Partnership units held by noncontrolling interests during the period.
FFO does not represent cash flows from operations as defined by GAAP, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income (loss) for purposes of evaluating our operating performance or to cash flow as a measure of liquidity.
During the six months ended June 30, 2011, we recorded a gain on extinguishment of debt from discontinued operations.  Considering the significance and nature of this item, we believe that it is important to identify the impact of the change on our FFO measures for a reader to have a complete understanding of our results of operations.  Therefore, we have also presented our FFO measure excluding this item.
     FFO of the Operating Partnership increased to $100.8 million during the three months ended June 30, 2012 compared to $94.7 million in the prior year period. FFO of the Operating Partnership decreased to $193.3 million during the six months ended June 30, 2012 compared to $217.4 million for the same period in 2011. During the six months ended June 30, 2011, we recorded a $32.0 million gain on extinguishment of debt reported in operating income of discontinued operations. Excluding the gain on extinguishment of debt, FFO of the Operating Partnership for the six months ended June 30, 2012 was $193.3 million as compared to $185.3 million for the six months ended June 30, 2011, an increase of $8.0 million.  FFO was positively impacted by lower interest expense related to our favorable operating mortgage financings as well as a reduction in overall debt.

The reconciliation of FFO to net income attributable to common shareholders is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to common shareholders	$18,797	$9,782	$34,252	$46,507
Noncontrolling interest in income of operating partnership	5,197	2,752	9,559	13,203
Depreciation and amortization expense of:
Consolidated properties	68,126	71,839	131,283	139,538
Unconsolidated affiliates	11,008	8,597	22,119	14,112
Discontinued operations	—	272	116	640
Non-real estate assets	(471)	(589)	(888)	(1,227)
Noncontrolling interests' share of depreciation and amortization	(1,883)	(153)	(2,329)	(302)
Loss on impairment of real estate, net of tax benefit	—	2,256	196	5,002
Gain on depreciable property	—	—	(493)	—
(Gain ) loss on discontinued operations	8	(103)	(557)	(117)
Funds from operations of the operating partnership	100,782	94,653	193,258	217,356
Gain on extinguishment of debt from discontinued operations	—	—	—	(32,015)
Funds from operations of the operating partnership, as adjusted	$100,782	$94,653	$193,258	$185,341

The reconciliations of FFO of the Operating Partnership to FFO allocable to Company shareholders, including and excluding the gain on extinguishment of debt from discontinued operations, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Funds from operations of the operating partnership	$100,782	$94,653	$193,258	$217,356
Percentage allocable to common shareholders (1)	79.33%	77.93%	78.72%	77.89%
Funds from operations allocable to common shareholders	$79,950	$73,763	$152,133	$169,299

Funds from operations of the operating partnership, as adjusted	$100,782	$94,653	$193,258	$185,341
Percentage allocable to common shareholders (1)	79.33%	77.93%	78.72%	77.89%
Funds from operations allocable to Company shareholders, as adjusted	$79,950	$73,763	$152,133	$144,362

(1)
Represents the weighted average number of common shares outstanding for the period divided by the sum of the weighted average number of common shares and the weighted average number of Operating Partnership units held by noncontrolling interests during the period.

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

Interest Rate Risk

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at June 30, 2012, a 0.5% increase or decrease in interest rates on variable rate debt would decrease or increase annual cash flows by approximately $4.7 million and $2.3 million, respectively, and increase or decrease annual interest expense, after the effect of capitalized interest, by approximately $4.6 million and $2.2 million, respectively.

Based on our proportionate share of total consolidated and unconsolidated debt at June 30, 2012, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $117.4 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $83.2 million.

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

ITEM 1A.    Risk Factors

The following information updates the information disclosed in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011, by providing information that is current as of June 30, 2012:

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

We own partial interests in 27 malls, 11 associated centers, nine community centers and eight office buildings. We manage all but six of these properties.  Governor’s Square, Governor’s Plaza, Kentucky Oaks, The Outlet Shoppes at Oklahoma City, The Outlet Shoppes at El Paso, and The Outlet Shoppes at Gettysburg are all owned by joint ventures and are managed by a property manager that is affiliated with the third party partner.  The property manager performs the property management and leasing services for these six properties and receives a fee for its services. The managing partner of the properties controls the cash flow distributions, although our approval is required for certain major decisions.

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

We believe that our properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. As of June 30, 2012, we have recorded in our financial statements a liability of $3.0 million related to potential future asbestos abatement activities at our properties which are not expected to have a material impact on our financial condition or results of operations. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former properties. Therefore, we have not recorded any liability related to hazardous or toxic substances. Nevertheless, it is possible that the environmental assessments available to us do not reveal all potential environmental liabilities. It is also possible that subsequent investigations will identify material contamination, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the properties has not been or will not be affected by tenants and occupants of the properties, by the condition of properties in the vicinity of the properties or by third parties unrelated to us, the Operating Partnership or the relevant property’s partnership.

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

At June 30, 2012, our total share of consolidated and unconsolidated debt outstanding was approximately $5,423.6 million, which represented approximately 55.9% of our total market capitalization at that time, and our total share of consolidated and unconsolidated debt maturing in 2012, 2013 and 2014, giving effect to all maturity extensions that are available at our election, was approximately $228.2 million, $727.2 million and $369.4 million, respectively.  Our significant leverage could have important consequences.  For example, it could:

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

As of June 30, 2012, our total share of consolidated and unconsolidated variable rate debt was $934.0 million.  Increases in interest rates will increase our cash interest payments on the variable rate debt we have outstanding from time to time.  If we do not have sufficient cash flow from operations, we might not be able to make all required payments of principal and interest on our debt, which could result in a default or have a material adverse effect on our financial condition and results of operations, and which might adversely affect our cash flow and our ability to make distributions to shareholders.  These significant debt payment obligations might also require us to use a significant portion of our cash flow from operations to make interest and principal payments on our debt rather than for other purposes such as working capital, capital expenditures or distributions on our common equity.

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

Our credit facilities require us to satisfy certain affirmative and negative covenants and to meet numerous financial tests.  The financial covenants under the credit facilities require, among other things, that our Debt to Gross Asset Value ratio, as defined in the agreements to our credit facilities, be less than 65%, that our Interest Coverage ratio, as defined, be greater than 1.75, and that our Debt Service Coverage ratio, as defined, be greater than 1.50.  Compliance with each of these ratios is dependent upon our financial performance.  The Debt to Gross Asset Value ratio is based, in part, on applying a capitalization rate to our earnings before income taxes, depreciation and amortization (“EBITDA”), as defined in the agreements to our credit facilities.  Based on this calculation method, decreases in EBITDA would result in an increased Debt to Gross Asset Value ratio, although overall debt levels remain constant.  As of June 30, 2012, the Debt to Gross Asset Value ratio was 52.5% and we believe we were in compliance with all other covenants related to our credit facilities. Based on a rolling twelve months, our interest coverage ratio was 2.54x and our debt service coverage ratio was 1.97x.

RISKS RELATED TO GEOGRAPHIC CONCENTRATIONS

Since our properties are located principally in the Southeastern and Midwestern United States, our financial position, results of operations and funds available for distribution to shareholders are subject generally to economic conditions in these regions.

Our properties are located principally in the southeastern and midwestern United States. Our properties located in the southeastern United States accounted for approximately 47.6% of our total revenues from all properties for the six months ended June 30, 2012 and currently include 43 malls, 20 associated centers, eight community centers and 18 office buildings. Our properties located in the midwestern United States accounted for approximately 32.6% of our total revenues from all properties for the six months ended June 30, 2012 and currently include 27 malls and four associated centers. Our results of operations and funds available for distribution to shareholders therefore will be subject generally to economic conditions in the southeastern and midwestern United States. While we already have properties located in seven states across the southwestern, northeastern and western regions, we will continue to look for opportunities to geographically diversify our portfolio in order to minimize dependency on any particular region; however, the expansion of the portfolio through both acquisitions and developments is contingent on many factors including consumer demand, competition and economic conditions.

Our financial position, results of operations and funds available for distribution to shareholders could be adversely affected by any economic downturn affecting the operating results at our properties in the St. Louis, MO; Nashville, TN; Chattanooga, TN; Kansas City (Overland Park), KS; and Madison, WI metropolitan areas, which are our five largest markets.

Our properties located in the St. Louis, MO; Nashville, TN; Chattanooga, TN; Kansas City (Overland Park), KS; and Madison, WI metropolitan areas accounted for approximately 9.3%, 3.8%, 3.5%, 3.1% and 3.0%, respectively, of our total revenues for the six months ended June 30, 2012. No other market accounted for more than 2.7% of our total revenues for the six months ended June 30, 2012. Our financial position and results of operations will therefore be affected by the results experienced at properties located in these metropolitan areas.

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

ITEM 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1–30, 2012	—	$—	—	$—
May 1–31, 2012	—	—	—	—
June 1–30, 2012	106	18.54	—	—
Total	106	$18.54	—	$—

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

ITEM 3:    Defaults Upon Senior Securities

None.

ITEM 4:    Mine Safety Disclosures

Not applicable.

ITEM 5:    Other Information

On June 8, 2012, we extended and modified our $105.0 million secured credit facility with First Tennessee Bank NA, as administrative agent. The facility's maturity date was extended from June 2013 to June 2015 with a one-year extension option, which is at our election, for an outside maturity date of June 2016. Amounts outstanding bear interest at an annual rate equal to one-month LIBOR plus 175 to 275 basis points, depending on our leverage ratio.

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
(Authorized Officer and Principal Financial Officer)

Date: August 9, 2012

INDEX TO EXHIBITS

Exhibit Number	Description
10.5.8	CBL & Associates Properties, Inc. 2012 Stock Incentive Plan*
10.15.4	Amended and Restated Loan Agreement between the Operating Partnership and First Tennessee Bank National Association, dated June 8, 2012
12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends
31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

* Incorporated by reference from the Company's Current Report on Form 8-K, dated May 7, 2012, filed on May 10, 2012. SEC File No. 1-12494.
** Pursuant to Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.