Form 10-Q
period 2012-09-30
CBL & ASSOCIATES PROPERTIES INC
filed 2012-11-09
CIK 910612

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012
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
As of November 2, 2012, there were 161,028,146 shares of common stock, par value $0.01 per share, outstanding.

CBL & Associates Properties, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1:   Financial Statements

CBL & Associates Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

ASSETS	September 30, 2012	December 31, 2011
Real estate assets:
Land	$872,171	$851,303
Buildings and improvements	7,020,344	6,777,776
	7,892,515	7,629,079
Accumulated depreciation	(1,920,906)	(1,762,149)
	5,971,609	5,866,930
Held for sale	1,852	14,033
Developments in progress	170,435	124,707
Net investment in real estate assets	6,143,896	6,005,670
Cash and cash equivalents	66,350	56,092
Receivables:
Tenant, net of allowance for doubtful accounts of $2,004 and $1,760 in 2012 and 2011, respectively	79,900	74,160
Other, net of allowance for doubtful accounts of $1,257 and $1,400 in 2012 and 2011, respectively	12,916	11,592
Mortgage and other notes receivable	26,007	34,239
Investments in unconsolidated affiliates	302,635	304,710
Intangible lease assets and other assets	258,612	232,965
	$6,890,316	$6,719,428

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness	$4,701,390	$4,489,355
Accounts payable and accrued liabilities	337,926	303,577
Total liabilities	5,039,316	4,792,932
Commitments and contingencies (Notes 5 and 11)
Redeemable noncontrolling interests:
Redeemable noncontrolling partnership interests	40,929	32,271
Redeemable noncontrolling preferred joint venture interest	423,834	423,834
Total redeemable noncontrolling interests	464,763	456,105
Shareholders' equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized:
7.75% Series C Cumulative Redeemable Preferred Stock, 460,000 shares outstanding	5	5
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding	18	18
Common stock, $.01 par value, 350,000,000 shares authorized, 159,094,361 and 148,364,037 issued and outstanding in 2012 and 2011, respectively	1,591	1,484
Additional paid-in capital	1,702,321	1,657,927
Accumulated other comprehensive income	4,387	3,425
Dividends in excess of cumulative earnings	(470,430)	(399,581)
Total shareholders' equity	1,237,892	1,263,278
Noncontrolling interests	148,345	207,113
Total equity	1,386,237	1,470,391
	$6,890,316	$6,719,428
The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES:
Minimum rents	$168,887	$172,973	$495,557	$510,250
Percentage rents	3,113	3,001	8,321	8,786
Other rents	3,786	4,175	13,735	13,686
Tenant reimbursements	72,793	76,796	214,193	229,550
Management, development and leasing fees	3,139	1,909	7,574	4,814
Other	7,895	8,409	23,894	26,362
Total revenues	259,613	267,263	763,274	793,448

OPERATING EXPENSES:
Property operating	37,437	38,601	110,632	112,788
Depreciation and amortization	67,186	70,720	198,123	209,925
Real estate taxes	23,109	23,506	69,464	72,635
Maintenance and repairs	13,922	13,661	40,079	43,075
General and administrative	10,171	10,092	35,964	33,133
Loss on impairment of real estate	21,654	51,304	21,654	51,304
Other	5,871	7,446	19,188	22,795
Total operating expenses	179,350	215,330	495,104	545,655
Income from operations	80,263	51,933	268,170	247,793
Interest and other income	822	595	3,193	1,752
Interest expense	(62,433)	(70,133)	(183,687)	(208,216)
Gain on extinguishment of debt	178	—	178	581
Gain on sales of real estate assets	1,659	2,890	1,753	3,602
Equity in earnings of unconsolidated affiliates	2,062	989	5,401	4,222
Income tax (provision) benefit	(1,195)	(4,653)	(1,234)	1,770
Income (loss) from continuing operations	21,356	(18,379)	93,774	51,504
Operating income (loss) from discontinued operations	(8,952)	90	(6,321)	23,495
Gain (loss) on discontinued operations	88	(31)	983	121
Net income (loss)	12,492	(18,320)	88,436	75,120
Net (income) loss attributable to noncontrolling interests in:
Operating partnership	1,776	7,760	(7,783)	(5,443)
Other consolidated subsidiaries	(6,194)	(6,166)	(17,139)	(18,708)
Net income (loss) attributable to the Company	8,074	(16,726)	63,514	50,969
Preferred dividends	(10,594)	(10,594)	(31,782)	(31,782)
Net income (loss) attributable to common shareholders	$(2,520)	$(27,320)	$31,732	$19,187

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)
(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic per share data attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$0.03	$(0.18)	$0.24	$0.01
Discontinued operations	(0.05)	—	(0.03)	0.12
Net income (loss) attributable to common shareholders	$(0.02)	$(0.18)	$0.21	$0.13
Weighted average common shares outstanding	158,689	148,363	152,721	148,264

Diluted earnings per share data attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$0.03	$(0.18)	$0.24	$0.01
Discontinued operations	(0.05)	—	(0.03)	0.12
Net income (loss) attributable to common shareholders	$(0.02)	$(0.18)	$0.21	$0.13
Weighted average common and potential dilutive common shares outstanding	158,731	148,405	152,765	148,310

Amounts attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$4,876	$(27,366)	$36,019	$793
Discontinued operations	(7,396)	46	(4,287)	18,394
Net income (loss) attributable to common shareholders	$(2,520)	$(27,320)	$31,732	$19,187

Dividends declared per common share	$0.22	$0.21	$0.66	$0.63

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$12,492	$(18,320)	$88,436	$75,120

Other comprehensive income (loss):
Unrealized holding gain (loss) on available-for-sale securities	522	(5,210)	2,101	(3,403)
Reclassification to net income of realized (gain) loss on available-for-sale securities	—	—	(160)	22
Unrealized loss on hedging instruments	(234)	(3,394)	(715)	(5,466)
Total other comprehensive income (loss)	288	(8,604)	1,226	(8,847)

Comprehensive income (loss)	12,780	(26,924)	89,662	66,273
Comprehensive (income) loss attributable to noncontrolling interests in:
Operating partnership	1,729	9,660	(8,047)	(3,490)
Other consolidated subsidiaries	(6,194)	(6,166)	(17,139)	(18,708)
Comprehensive income (loss) attributable to the Company	$8,315	$(23,430)	$64,476	$44,075

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands)
 (Unaudited)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Partnership Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2011	$34,379	$23	$1,479	$1,657,507	$7,855	$(366,526)	$1,300,338	$223,605	$1,523,943
Net income	3,055	—	—	—	—	50,969	50,969	5,661	56,630
Other comprehensive loss	(73)	—	—	—	(6,894)	—	(6,894)	(1,880)	(8,774)
Conversion of operating partnership special common units to shares of common stock	—	—	1	728	—	—	729	(729)	—
Dividends declared - common stock	—	—	—	—	—	(93,459)	(93,459)	—	(93,459)
Dividends declared - preferred stock	—	—	—	—	—	(31,782)	(31,782)	—	(31,782)
Issuance of common stock and restricted common stock	—	—	2	233	—	—	235	—	235
Cancellation of restricted common stock	—	—	—	(184)	—	—	(184)	—	(184)
Exercise of stock options	—	—	2	1,953	—	—	1,955	—	1,955
Accrual under deferred compensation arrangements	—	—	—	41	—	—	41	—	41
Amortization of deferred compensation	—	—	—	1,629	—	—	1,629	—	1,629
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1,040	1,040
Distributions to noncontrolling interests	(6,405)	—	—	—	—	—	—	(31,545)	(31,545)
Adjustment for noncontrolling interests	2,181	—	—	(3,243)	—	—	(3,243)	1,062	(2,181)
Adjustment to record redeemable noncontrolling interests at redemption value	(8,630)	—	—	8,630	—	—	8,630	—	8,630
Balance, September 30, 2011	$24,507	$23	$1,484	$1,667,294	$961	$(440,798)	$1,228,964	$197,214	$1,426,178

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands)
(Unaudited)
(Continued)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Partnership Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2012	$32,271	$23	$1,484	$1,657,927	$3,425	$(399,581)	$1,263,278	$207,113	$1,470,391
Net income	2,441	—	—	—	—	63,514	63,514	6,993	70,507
Other comprehensive income	10	—	—	—	962	—	962	254	1,216
Costs of preferred stock offering	—	—	—	(134)	—	—	(134)		(134)
Conversion of operating partnership common units to shares of common stock	—	—	103	48,174	—	—	48,277	(48,277)	—
Redemption of operating partnership common units	—	—	—	—	—	—	—	(9,836)	(9,836)
Dividends declared - common stock	—	—	—	—	—	(102,581)	(102,581)	—	(102,581)
Dividends declared - preferred stock	—	—	—	—	—	(31,782)	(31,782)	—	(31,782)
Issuance of common stock and restricted common stock	—	—	2	367	—	—	369	—	369
Cancellation of restricted common stock	—	—	—	(261)	—	—	(261)	—	(261)
Exercise of stock options	—	—	2	4,432	—	—	4,434	—	4,434
Accrual under deferred compensation arrangements	—	—	—	44	—	—	44	—	44
Amortization of deferred compensation	—	—	—	1,957	—	—	1,957	—	1,957
Contributions from noncontrolling interests	—	—	—	—	—	—	—	5,559	5,559
Distributions to noncontrolling interests	(6,221)	—	—	—	—	—	—	(25,716)	(25,716)
Adjustment for noncontrolling interests	2,379	—	—	(5,929)	—	—	(5,929)	3,550	(2,379)
Adjustment to record redeemable noncontrolling interests at redemption value	10,049	—	—	(4,256)	—	—	(4,256)	(5,793)	(10,049)
Acquire controlling interest in shopping center property	—	—	—	—	—	—	—	14,498	14,498
Balance, September 30, 2012	$40,929	$23	$1,591	$1,702,321	$4,387	$(470,430)	$1,237,892	$148,345	$1,386,237

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$88,436	$75,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198,700	211,582
Net amortization of deferred finance costs and debt premiums	5,563	8,143
Net amortization of intangible lease assets and liabilities	(551)	(1,179)
Gain on sales of real estate assets	(4,789)	(3,602)
Gain on sale of discontinued operations	(983)	(121)
Write-off of development projects	(115)	51
Share-based compensation expense	2,211	1,769
Net realized (gain) loss on sale of available-for-sale securities	(160)	22
Write-down of mortgage and other notes receivable	—	1,900
Loss on impairment of real estate	21,654	51,304
Loss on impairment of real estate from discontinued operations	8,759	6,696
Gain on extinguishment of debt	(178)	(581)
Gain on extinguishment of debt from discontinued operations	—	(31,434)
Equity in earnings of unconsolidated affiliates	(5,401)	(4,222)
Distributions of earnings from unconsolidated affiliates	11,724	6,171
Provision for doubtful accounts	1,310	1,999
Change in deferred tax accounts	3,681	(5,032)
Changes in:
Tenant and other receivables	(7,374)	(3,908)
Other assets	(3,152)	552
Accounts payable and accrued liabilities	284	2,905
Net cash provided by operating activities	319,619	318,135

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(159,414)	(149,321)
Acquisition of real estate assets	(61,289)	(12,172)
Additions to restricted cash	(2,595)	(13,571)
Proceeds from sales of real estate assets	49,366	20,495
Additions to mortgage and other notes receivable	(3,584)	(5,300)
Payments received on mortgage and other notes receivable	2,962	4,817
Additional investments in and advances to unconsolidated affiliates	(4,994)	(20,041)
Distributions in excess of equity in earnings of unconsolidated affiliates	17,620	13,094
Changes in other assets	(1,759)	(10,770)
Net cash used in investing activities	(163,687)	(172,769)

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$1,348,822	$1,373,265
Principal payments on mortgage and other indebtedness	(1,311,827)	(1,315,890)
Additions to deferred financing costs	(2,864)	(16,154)
Proceeds from issuances of common stock	128	136
Costs of preferred stock offering	(134)	—
Proceeds from exercises of stock options	4,434	1,955
Purchase of noncontrolling interest in the Operating Partnership	(9,836)	—
Contributions from noncontrolling interests	5,559	1,040
Distributions to noncontrolling interests	(49,437)	(55,033)
Dividends paid to holders of preferred stock	(31,782)	(31,782)
Dividends paid to common shareholders	(98,737)	(91,887)
Net cash used in financing activities	(145,674)	(134,350)

NET CHANGE IN CASH AND CASH EQUIVALENTS	10,258	11,016
CASH AND CASH EQUIVALENTS, beginning of period	56,092	50,896
CASH AND CASH EQUIVALENTS, end of period	$66,350	$61,912

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$175,610	$202,097

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
CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the “Operating Partnership”). As of September 30, 2012, the Operating Partnership owned controlling interests in 77 regional malls/open-air centers (including our mixed-use center), 29 associated centers (each located adjacent to a regional mall), five community centers and 13 office buildings, including CBL’s corporate office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a variable interest entity ("VIE").  At September 30, 2012, the Operating Partnership owned non-controlling interests in ten regional malls/open-air centers, three associated centers, five community centers and six office buildings. Because one or more of the other partners have substantive participating rights, the Operating Partnership does not control these partnerships and joint ventures and, accordingly, accounts for these investments using the equity method. The Operating Partnership had controlling interests in the development of one outlet center and the expansion of one outlet center, both of which are owned in 75% /25% joint ventures at September 30, 2012. The Operating Partnership also had controlling interests in one mall expansion, two community center developments and one mall redevelopment under construction at September 30, 2012.  The Operating Partnership also holds options to acquire certain development properties owned by third parties.
CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At September 30, 2012, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 82.6% limited partner interest for a combined interest held by CBL of 83.6%.
The noncontrolling interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively “CBL’s Predecessor”). CBL’s Predecessor contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993. At September 30, 2012, CBL’s Predecessor owned a 9.8% limited partner interest and third parties owned a 6.6% limited partner interest in the Operating Partnership.  CBL’s Predecessor also owned 7.8 million shares of CBL’s common stock at September 30, 2012, for a total combined effective interest of 13.9% in the Operating Partnership.
The Operating Partnership conducts CBL’s property management and development activities through CBL & Associates Management, Inc. (the “Management Company”) to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Operating Partnership owns 100% of both of the Management Company’s preferred stock and common stock.
CBL, the Operating Partnership and the Management Company are collectively referred to herein as “the Company”.
The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. All intercompany transactions have been eliminated. The results for the interim period ended September 30, 2012 are not necessarily indicative of the results to be obtained for the full fiscal year.
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
Fair Value Measurements on a Recurring Basis
The following tables set forth information regarding the Company’s financial instruments that are measured at fair value on a recurring basis in the accompanying condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011:

		Fair Value Measurements at Reporting Date Using
	Fair Value at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$27,614	$15,785	$—	$11,829
Privately held debt and equity securities	2,475	—	—	2,475
Interest rate cap	—	—	—	—

Liabilities:
Interest rate swaps	$6,313	$—	$6,313	$—

		Fair Value Measurements at Reporting Date Using
	Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$30,613	$18,784	$—	$11,829
Privately held debt and equity securities	2,475	—	—	2,475

Liabilities:
Interest rate swaps	$5,617	$—	$5,617	$—

The Company recognizes transfers in and out of every level at the end of each reporting period. There were no transfers between Levels 1, 2, or 3 for all periods presented.
Intangible lease assets and other assets in the condensed consolidated balance sheets include marketable securities consisting of corporate equity securities, mortgage/asset-backed securities, mutual funds and bonds that are classified as available for sale.  Net unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of accumulated other comprehensive income in redeemable noncontrolling interests, shareholders’ equity and noncontrolling interests.  If a decline in the value of an investment is deemed to be other than temporary, the investment is written down to fair value and an impairment loss is recognized in the current period to the extent of the decline in value. During the three and nine months ended September 30, 2012 and 2011, the Company did not record any write-downs related to other-than-temporary impairments.  During the nine month period ended September 30, 2012, the Company recognized realized gains of $160 related to sales of marketable securities. During the nine months ended September 30, 2011, the Company recognized realized losses of $22 related to sales of marketable securities.  The fair values of the Company’s available-for-sale securities that are based on quoted market prices are classified under Level 1.  Tax increment financing bonds ("TIF bonds") are classified as Level 3. The following is a summary of the available-for-sale securities held by the Company as of September 30, 2012 and December 31, 2011:

		Gross Unrealized
	Adjusted Cost	Gains	Losses	Fair Value
September 30, 2012:
Common stocks	$4,207	$11,583	$(5)	$15,785
Government and government sponsored entities	13,371	—	(1,542)	11,829
	$17,578	$11,583	$(1,547)	$27,614

		Gross Unrealized
	Adjusted Cost	Gains	Losses	Fair Value
December 31, 2011:
Common stocks	$4,207	$9,480	$(5)	$13,682
Mutual funds	928	23	—	951
Mortgage/asset-backed securities	1,717	10	(4)	1,723
Government and government sponsored entities	15,058	45	(1,542)	13,561
Corporate bonds	636	26	—	662
International bonds	33	1	—	34
	$22,579	$9,585	$(1,551)	$30,613
The Company uses interest rate swaps and caps to mitigate the effect of interest rate movements on its variable-rate debt.  The Company had four interest rate swaps and one interest rate cap as of September 30, 2012 and December 31, 2011, that qualify as hedging instruments and are designated as cash flow hedges.  The interest rate cap is included in intangible lease assets and other assets and the interest rate swaps are reflected in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.  The swaps and cap have predominantly met the effectiveness test criteria since inception and changes in their fair values are, thus, primarily reported in other comprehensive income (loss) and are reclassified into earnings in the same period or periods during which the hedged items affect earnings.  The fair values of the Company’s interest rate hedges, classified under Level 2, are determined based on prevailing market data for contracts with matching durations, current and anticipated London Interbank Offered Rate (“LIBOR”) information, consideration of the Company’s credit standing, credit risk of the counterparties and reasonable estimates about relevant future market conditions.  See Note 6 for further information regarding the Company’s interest rate hedging instruments.
The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments.  Based on the interest rates for similar financial instruments, the carrying value of mortgage and other notes receivable is a reasonable estimate of fair value.  The estimated fair value of mortgage and other indebtedness was $5,153,568 and $4,836,028 at September 30, 2012 and December 31, 2011, respectively.  The fair value was calculated by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently.
The Company holds TIF bonds, which mature in 2028, received in a private placement as consideration for infrastructure improvements made by the Company related to the development of a community center. The Company has the intent and ability to hold the TIF bonds through the recovery period. To value the TIF bonds at September 30, 2012, the Company performed a probability-weighted discounted cash flow analysis using various bond redemption scenarios and a net present value based on a discount rate of 7% and a lack of marketability discount of 5%. The valuation assumes a 5% long-term revenue growth rate. Due to the significant unobservable estimates and assumptions used in the valuation of the TIF bonds, the Company has classified the TIF bonds under Level 3 in the fair value hierarchy. There were no changes in the $11,829 classified as available-for-sale securities (Level 3) for the period from December 31, 2011 through September 30, 2012.
The Company holds a secured convertible promissory note from Jinsheng Group (“Jinsheng”), in which the Company also holds a cost-method investment.  The secured convertible note is non-interest bearing and is secured by shares of Jinsheng.  Since the secured convertible note is non-interest bearing and there is no active market for Jinsheng’s debt, the Company performed a probability-weighted discounted cash flow analysis using various sale, redemption and initial public offering ("IPO") exit strategies. The fair value analysis as of September 30, 2012 forecasts a 0% to 10% reduction in estimated cash flows. Sale and IPO scenarios employ capitalization rates ranging from 10% to 12% which are discounted 20% for lack of marketability. Due to the significant unobservable estimates and assumptions used in the valuation of the note, the Company has classified it under Level 3 in the fair value hierarchy.  Based on the valuation as of September 30, 2012, the Company determined that the current balance of the secured convertible note of $2,475 is not impaired.  There were no changes in the $2,475 classified as privately held debt and equity securities (Level 3) for the period from December 31, 2011 through September 30, 2012. See Notes 5 and 15 for further discussion.
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
Fair Value Measurements on a Nonrecurring Basis
The Company measures the fair value of certain long-lived assets on a nonrecurring basis, through quarterly impairment testing or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company considers both quantitative and qualitative factors in its impairment analysis of long-lived assets. Significant quantitative factors include historical and forecasted information for each property such as net operating income, occupancy statistics and sales levels. Significant qualitative factors used include market conditions, age and condition of the property and tenant mix. Due to the significant unobservable estimates and assumptions used in the valuation of long-lived assets that experienced impairment, the Company has classified them under Level 3 in the fair value hierarchy. The fair value analysis for long-lived assets as of September 30, 2012 used various probability-weighted scenarios comparing the property's net book value to the sum of its estimated fair value. Assumptions included up to a 10-year holding period with a sale at the end of the holding period, capitalization rates ranging from 10% to 12%, and an estimated sales cost of 1%.
The following table sets forth information regarding the Company's assets that are measured at fair value on a nonrecurring basis:

		Fair Value Measurements at Reporting Date Using
	Fair Value at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Assets:
Long-lived assets	$27,043	$—	$—	$27,043	$20,743
In accordance with the Company's quarterly impairment review process, the Company recorded a non-cash impairment of real estate of $3,000 in the third quarter of 2012 related to The Courtyard at Hickory Hollow, an associated center located in Antioch, TN, to write-down the depreciated book value as of September 30, 2012 from $5,843 to an estimated fair value of $2,843 as of the same date.
Additionally during the third quarter of 2012, the Company recorded a non-cash impairment of real estate of $17,743 to write-down the depreciated book value of Willowbrook Plaza, a community center located in Houston, TX, from $41,943 as of September 30, 2012 to an estimated fair value of $24,200 as of the same date.
The revenues of The Courtyard at Hickory Hollow and Willowbrook Plaza accounted for approximately 0.5% of total consolidated revenues for the trailing twelve months ended September 30, 2012. A reconciliation of each property's carrying values for the nine months ended September 30, 2012 is as follows:

	The Courtyard at Hickory Hollow	Willowbrook Plaza	Total
Beginning carrying value, January 1, 2012	$5,754	$42,666	$48,420
Capital expenditures	191	98	289
Depreciation expense	(102)	(821)	(923)
Loss on impairment of real estate	(3,000)	(17,743)	(20,743)
Ending carrying value, September 30, 2012	$2,843	$24,200	$27,043
The Company recorded an impairment of real estate of $911 related to the sale of two outparcels in July 2012. One outparcel was sold for net proceeds after selling costs of $276, which was less than its carrying amount of $914. The other outparcel was sold for net proceeds after selling costs of $541, which was less than its carrying amount of $814.
See Note 4 regarding impairments of real estate related to properties included in discontinued operations.

Note 4 – Acquisitions and Discontinued Operations
Acquisitions
Dakota Square Mall
In the second quarter of 2012, the Company acquired Dakota Square Mall, located in Minot, ND. The purchase price of $91,475 consisted of $32,474 in cash and the assumption of $59,001 of non-recourse debt that bears interest at a fixed rate of 6.23% and matures in November 2016. The Company recorded a debt premium of $3,040, computed using an estimated market interest rate of 4.75%, since the debt assumed was at an above-market interest rate compared to similar debt instruments at the date of acquisition. The results of operations of Dakota Square Mall are included in the condensed consolidated financial statements beginning on the date of acquisition. The Company incurred $272 of transaction related charges, which were recorded as general and administrative expense. The pro forma effect of this acquisition was not material. The following table summarizes the preliminary allocation of the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

Land	$4,749
Buildings and improvements	84,086
Tenant improvements	2,426
Above-market leases	2,233
In-place leases	12,489
Total assets	105,983
Below-market leases	(11,468)
Mortgage note payable assumed	(59,001)
Debt premium	(3,040)
Net assets acquired	$32,474
The Outlet Shoppes at Gettysburg
In the second quarter of 2012, the Company and its noncontrolling interest partner exercised their rights under the terms of a mezzanine loan agreement with the borrower, which owned The Outlet Shoppes at Gettysburg in Gettysburg, PA, to convert the mezzanine loan into a member interest in the outlet shopping center. After conversion, the Company owns a 50.0% interest in the outlet center. The investment of $24,837 consisted of a $4,522 converted mezzanine loan and the assumption of $20,315 of debt. The $40,631 of debt, of which our share is 50.0%, bears interest at a fixed rate of 5.87% and matures in February 2016. The results of operations of The Outlet Shoppes at Gettysburg are included in the condensed consolidated financial statements beginning on the date of acquisition. The following table summarizes the preliminary allocation of the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

Land	$20,915
Buildings and improvements	19,750
Tenant improvements	2,134
Above-market leases	1,097
In-place leases	9,282
Total assets	53,178
Mortgage note payable assumed	(40,631)
Below-market leases	(3,503)
Noncontrolling interest	(4,522)
Net assets acquired	$4,522
The Outlet Shoppes at El Paso
In the second quarter of 2012, the Company acquired a 75.0% joint venture interest in The Outlet Shoppes at El Paso, an outlet shopping center located in El Paso, TX for $31,592 and a 50.0% joint venture interest in outparcel land adjacent to The Outlet Shoppes at El Paso (see Note 5) for $3,864 for a total of $35,456. The amount paid for the Company's 75.0% and 50.0% interests was based on a total value of $116,775 less non-recourse mortgage debt of $66,924, which bears interest at a fixed rate of 7.06% and matures in December 2017. The debt assumed was at an above-market rate compared to similar debt instruments at the date of acquisition, so the Company recorded a debt premium of $7,700 (of which $5,775 represents the Company's 75.0% share), computed using an estimated market interest rate of 4.75%. The entity that owned The Outlet Shoppes at El Paso used a portion of the proceeds to repay a $9,150 mezzanine loan from the Company. After considering the repayment of the mezzanine loan to the Company, the net consideration paid by the Company in connection with this transaction was $28,594. The Outlet Shoppes at El Paso's results of operations are included in the condensed consolidated financial statements beginning on the date of acquisition. The following table summarizes the preliminary allocation of the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

Land	$12,846
Buildings and improvements	92,305
Tenant improvements	3,845
Above-market leases	2,912
In-place leases	15,629
Investments in unconsolidated affiliates	3,864
Total assets	131,401
Mortgage note payable assumed	(66,924)
Debt premium	(7,700)
Below-market leases	(6,926)
Noncontrolling interest	(14,395)
Net assets acquired	$35,456
Discontinued Operations
In the third quarter of 2012, the Company determined that Towne Mall, located in Franklin, OH and Hickory Hollow Mall, located in Antioch, TN met the criteria to be classified as held for sale as of September 30, 2012. The Company recorded a non-cash impairment of real estate of $419 related to Towne Mall and a non-cash impairment of real estate of $8,047 related to Hickory Hollow Mall in the third quarter of 2012 to write down the depreciable basis of Towne Mall from $1,311 to its estimated fair value of $892 and to write down the depreciable basis of Hickory Hollow Mall from $9,007 to its estimated fair value of $960 as of the same date. The results of operations of these malls as well as the loss on impairment of real estate are included in discontinued operations for all periods presented, as applicable. See Note 15 for additional information related to the sale of these properties in October 2012.
In July 2012, the Company sold Massard Crossing, a community center located in Fort Smith, AR, for a gross sales price of $7,803 less commissions and customary closing costs for a net sales price of $7,432. Proceeds from the sale were used to reduce the outstanding borrowings on the Company's secured credit facilities. The Company recorded a gain of $98 attributable to the sale in the third quarter of 2012. The results of operations for this property as well as the gain attributable to the sale are included in discontinued operations for the three and nine month periods ended September 30, 2012 and 2011, as applicable.
In March 2012, the Company completed the sale of the second phase of Settlers Ridge, a community center located in Robinson Township, PA, for a gross sales price of $19,144 less commissions and customary closing costs for a net sales price of $18,951. Proceeds from the sale were used to reduce the outstanding borrowings on the Company's secured credit facilities. The Company recorded a gain of $883 attributable to the sale in the first quarter of 2012. The Company recorded a loss on impairment of real estate of $4,457 in the second quarter of 2011 to write down the book value of this property to its then estimated fair value. The results of operations of this property and the related gain on the sale are included in discontinued operations for the nine months ended September 30, 2012. The results of operations for this property as well as the loss on impairment of real estate are included in discontinued operations for the three and nine month periods ended September 30, 2011, as applicable.
In January 2012, the Company sold Oak Hollow Square, a community center located in High Point, NC, for a gross sales price of $14,247. Net proceeds of $13,796 were used to reduce the outstanding balance on the Company's unsecured term loan. The Company recorded a loss on impairment of real estate of $255 in the first quarter of 2012 related to the true-up of certain estimated amounts to actual amounts. The Company recorded a loss on impairment of real estate of $729 in the fourth quarter of 2011 to write down the book value of this property to the estimated net sales price. The results of operations of this property, including the loss on impairment of real estate, are included in discontinued operations for the nine months ended September 30, 2012 and for the three and nine month periods ended September 30, 2011, as applicable.
In November 2011, the Company completed the sale of Westridge Square, a community center located in Greensboro, NC, for a sales price of $26,125 less commissions and customary closing costs for a net sales price of $25,768. The Company recorded a loss of $160 attributable to the sale in the fourth quarter of 2011. Proceeds from the sale of Westridge Square were used to reduce the outstanding borrowings on the unsecured term loan used to acquire the Starmount Properties. The results of operations of this property are included in discontinued operations for the three and nine month periods ended September 30, 2011.

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
Total revenues of the properties described above that are included in discontinued operations were $229 and $2,747 for the three months ended September 30, 2012 and 2011, respectively, and $3,164 and $8,247 for the nine months ended September 30, 2012 and 2011, respectively.  Discontinued operations for the three and nine month periods ended September 30, 2012 and 2011 also include settlements of estimated expenses based on actual amounts for properties sold during previous periods.
Note 5 – Unconsolidated Affiliates, Noncontrolling Interests and Cost Method Investments

Unconsolidated Affiliates

At September 30, 2012, the Company had investments in the following 18 entities, which are accounted for using the equity method of accounting:

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
Although the Company has majority ownership of certain of these joint ventures, it has evaluated these investments and concluded that the other partners or owners in these joint ventures have substantive participating rights, such as approvals of:

•	the pro forma for the development and construction of the project and any material deviations or modifications thereto;

•	the site plan and any material deviations or modifications thereto;

•	the conceptual design of the project and the initial plans and specifications for the project and any material deviations or modifications thereto;

•	any acquisition/construction loans or any permanent financings/refinancings;

•	the annual operating budgets and any material deviations or modifications thereto;

•	the initial leasing plan and leasing parameters and any material deviations or modifications thereto; and

•	any material acquisitions or dispositions with respect to the project.
As a result of the joint control over these joint ventures, the Company accounts for these investments using the equity method of accounting.
Condensed combined financial statement information of these unconsolidated affiliates is as follows:

	As of
ASSETS	September 30, 2012	December 31, 2011
Investment in real estate assets	$2,226,364	$2,239,160
Accumulated depreciation	(498,938)	(447,121)
	1,727,426	1,792,039
Developments in progress	23,499	19,640
Net investment in real estate assets	1,750,925	1,811,679
Other assets	180,600	190,465
Total assets	$1,931,525	$2,002,144

LIABILITIES
Mortgage and other indebtedness	$1,467,038	$1,478,601
Other liabilities	47,818	51,818
Total liabilities	1,514,856	1,530,419

OWNERS' EQUITY
The Company	252,048	267,136
Other investors	164,621	204,589
Total owners' equity	416,669	471,725
Total liabilities and owners' equity	$1,931,525	$2,002,144

	Total for the Three Months Ended September 30,		Company's Share for the Three Months Ended September 30,
	2012	2011	2012	2011
Revenues	$61,821	$37,290	$32,803	$20,683
Depreciation and amortization expense	(20,423)	(12,481)	(10,828)	(7,020)
Interest expense	(21,002)	(12,903)	(11,022)	(7,195)
Other operating expenses	(18,742)	(10,842)	(9,527)	(5,599)
Gain on sales of real estate assets	1,271	79	636	120
Net income	$2,925	$1,143	$2,062	$989

	Total for the Nine Months Ended September 30,		Company's Share for the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$186,320	$114,237	$99,190	$63,667
Depreciation and amortization expense	(61,907)	(37,581)	(32,877)	(21,132)
Interest expense	(63,199)	(39,140)	(33,289)	(21,655)
Other operating expenses	(55,765)	(33,647)	(28,474)	(18,024)
Gain on sales of real estate assets	1,701	1,744	851	1,366
Net income	$7,150	$5,613	$5,401	$4,222

In July 2012, JG Gulf Coast Town Center LLC ("Gulf Coast") closed on a three-year $7,000 loan with an institutional lender, secured by the third phase expansion of Gulf Coast Town Center, a shopping center located in Ft. Myers, FL. Interest on the loan is at LIBOR plus a margin of 2.5%. The Company has guaranteed 100.0% of this loan. Proceeds from the loan were distributed to the Company in accordance with the terms of the joint venture agreement and the Company used these funds to reduce the balance on its secured credit facilities.

In the second quarter of 2012, the Company acquired a 50.0% interest in a joint venture, El Paso Outlet Outparcels, LLC, simultaneously with the acquisition of a 75.0% interest in The Outlet Shoppes at El Paso (see Note 4). The Company's investment was $3,864. The remaining 50.0% interest is owned by affiliates of Horizon Group Properties. El Paso Outlet Outparcels, LLC owns land adjacent to The Outlet Shoppes at El Paso. The terms of the joint venture agreement provide that voting rights, capital contributions and distributions of cash flows will be on a pari passu basis in accordance with the ownership percentages.
During the first quarter of 2012, York Town Center, LP ("YTC") closed on a $38,000 ten-year non-recourse loan, secured by York Town Center in York, PA, which bears interest at a fixed rate of 4.90%. Proceeds from the new loan, plus cash on hand, were used to retire an existing loan of $39,379 that was scheduled to mature in March 2012.
Also during the first quarter of 2012, Port Orange I, LLC ("Port Orange") closed on the extension and modification of a construction loan, secured by The Pavilion at Port Orange in Port Orange, FL, to extend the maturity date to March 2014, remove a 1% LIBOR floor, and reduce the capacity from $98,883 to $64,950. Port Orange paid $3,332 to reduce the outstanding balance on the loan to the new capacity amount. There is a one-year extension option remaining on the loan, which is at the joint venture's election, for an outside maturity date of March 2015. Interest on the loan is at LIBOR plus a margin of 3.5%. The Company has guaranteed 100% of the construction loan.
All of the debt on the properties owned by the unconsolidated affiliates is non-recourse, except for West Melbourne, Port Orange, High Pointe Commons, and Gulf Coast. See Note 11 for a description of guarantees the Company has issued related to certain unconsolidated affiliates.
Noncontrolling Interests

Redeemable noncontrolling interests include a noncontrolling partnership interest in the Operating Partnership that is not owned by the Company and for which the partnership agreement includes redemption provisions that may require the Company to redeem the partnership interest for real property.  Redeemable noncontrolling interests also includes the aggregate noncontrolling ownership interest in other consolidated subsidiaries that is held by third parties and for which the related partnership agreements contain redemption provisions at the holder’s election that allow for redemption through cash and/or properties.  The total redeemable noncontrolling partnership interests of $40,929 as of September 30, 2012 consisted of noncontrolling interests in the Operating Partnership and in the Company’s consolidated subsidiary that provides security and maintenance services to third parties of $34,714 and $6,215, respectively.  At December 31, 2011, the total redeemable noncontrolling partnership interests of $32,271 consisted of noncontrolling interests in the Operating Partnership and in the Company’s consolidated security and maintenance services subsidiary of $26,036 and $6,235, respectively.
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

	Nine Months Ended September 30,
	2012	2011
Beginning Balance	$423,834	$423,834
Net income attributable to redeemable noncontrolling preferred joint venture interest	15,486	15,436
Distributions to redeemable noncontrolling preferred joint venture interest	(15,486)	(15,436)
Ending Balance	$423,834	$423,834

In the third quarter of 2012, eleven    holders of 533,708 common units of limited partnership interest in the Operating Partnership exercised their conversion rights. The Company elected to issue 533,708 shares of common stock in exchange for the common units in the third quarter of 2012. Additionally, during the third quarter of 2012, JCP Realty, Inc., a wholly owned subsidiary of J.C. Penney Corporation, Inc., which held 1,895,358 common units of limited partnership interest in the Operating Partnership, and another holder of 36,376 common units of limited partnership interest in the Operating Partnership exercised their conversion rights. The Company elected to issue 1,931,734 shares of common stock in exchange for the common units in the fourth quarter of 2012. See Note 15 for additional information related to the registration of these shares for public resale.

Noncontrolling interests include the aggregate noncontrolling partnership interest in the Operating Partnership that is not owned by the Company and for which each of the noncontrolling limited partners has the right to exchange all or a portion of its partnership interests for shares of the Company’s common stock, or at the Company’s election, their cash equivalent.  Noncontrolling interests also includes the aggregate noncontrolling ownership interest in the Company’s other consolidated subsidiaries that is held by third parties and for which the related partnership agreements either do not include redemption provisions or are subject to redemption provisions that do not require classification outside of permanent equity.  As of September 30, 2012, the total noncontrolling interests of $148,345 consisted of noncontrolling interests in the Operating Partnership and in other consolidated subsidiaries of $125,552 and $22,793 respectively.  The total noncontrolling interests at December 31, 2011 of $207,113 consisted of noncontrolling interests in the Operating Partnership and in other consolidated subsidiaries of $202,833 and $4,280, respectively.

Jacobs Realty Investors Limited Partnership ("JRI"), a holder of 9,757,100 common units of limited partnership interest in the Operating Partnership, exercised its conversion rights in May 2012. The Company elected to issue 9,757,100 shares of common stock in exchange for the common units in June 2012 and registered these shares for public resale by JRI in July 2012 pursuant to JRI's exercise of its contractual registration rights.
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
Cost Method Investments
The Company owns a 6.2% noncontrolling interest in subsidiaries of Jinsheng, an established mall operating and real estate development company located in Nanjing, China. As of September 30, 2012, Jinsheng owns controlling interests in 12 home furnishing shopping malls.
The Company also holds a secured convertible promissory note secured by 16,565,534 Series 2 Ordinary Shares of Jinsheng (which equates to a 2.275% ownership interest). The secured note is non-interest bearing and was amended by the Company and Jinsheng in July 2012 to extend to January 2013 the Company's right to convert the outstanding amount of the secured note into 16,565,534 Series A-2 Preferred Shares of Jinsheng. The amendment also provides that if Jinsheng should complete an IPO, the secured note will be converted into common shares of Jinsheng immediately prior to the IPO.
The Company accounts for its noncontrolling interest in Jinsheng using the cost method because the Company does not exercise significant influence over Jinsheng and there is no readily determinable market value of Jinsheng’s shares since they are not publicly traded.  See Note 3 for information regarding the fair value of the secured note and Note 15 for subsequent events related to the secured note. The noncontrolling interest and the secured note are reflected as investment in unconsolidated affiliates in the accompanying condensed consolidated balance sheets.
Variable Interest Entities
In the second quarter of 2012, the Company entered into a joint venture, Atlanta Outlet Shoppes, LLC ("Atlanta Outlet Shoppes"), with a third party to develop, own, and operate The Outlet Shoppes at Atlanta, an outlet center development located in Woodstock, GA. The Company holds a 75% ownership interest in the joint venture. The Company determined that its investment in this joint venture represents a variable interest in a VIE and that the Company is the primary beneficiary. As a result, the joint venture is presented in the accompanying condensed consolidated financial statements as of September 30, 2012 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest. In August 2012, the joint venture closed on a construction loan with a maximum capacity of $69,823 that bears interest at LIBOR plus a margin of 2.75%. The loan matures in August 2015 and has two one-year extension options available. The Company has guaranteed 100% of this loan.  See Note 11 for additional information related to the guarantee.
In the second quarter of 2012, the Company entered into a joint venture, Gettysburg Outlet Center Holding LLC, with a third party to develop, own, and operate The Outlet Shoppes at Gettysburg. The Company holds a 50% ownership interest in this joint venture. The Company determined that its investment in this joint venture represents a variable interest in a VIE and that the Company is the primary beneficiary. As a result, the joint venture is presented in the accompanying condensed consolidated financial statements as of September 30, 2012 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest.
In the second quarter of 2012, the Company entered into a joint venture, El Paso Outlet Center Holding, LLC, with a third party to develop, own, and operate The Outlet Shoppes at El Paso. The Company holds a 75% ownership interest in the joint venture. The Company determined that its investment in this joint venture represents a variable interest in a VIE and that the Company is the primary beneficiary. As a result, the joint venture is presented in the accompanying condensed consolidated financial statements as of September 30, 2012 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest.

Note 6 – Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following:

	September 30, 2012		December 31, 2011
	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$3,772,111	5.43%	$3,656,243	5.55%
Recourse term loans on operating properties	50,160	5.83%	77,112	5.89%
Total fixed-rate debt	3,822,271	5.43%	3,733,355	5.54%
Variable-rate debt:
Non-recourse term loans on operating properties	124,250	3.33%	168,750	3.03%
Recourse term loans on operating properties	71,513	2.07%	124,439	2.29%
Construction loans	31,246	3.28%	25,921	3.25%
Secured lines of credit	256,901	2.70%	27,300	3.03%
Unsecured term loans	395,209	1.63%	409,590	1.67%
Total variable-rate debt	879,119	2.25%	756,000	2.18%
Total	$4,701,390	4.84%	$4,489,355	4.99%

(1)	Weighted-average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.

(2)
The Company has four interest rate swaps on notional amounts totaling $114,884 as of September 30, 2012 and $117,700 as of December 31, 2011 related to four variable-rate loans on operating properties to effectively fix the interest rate on the respective loans.  Therefore, these amounts are reflected in fixed-rate debt at September 30, 2012 and December 31, 2011.

See Note 4 for a description of debt assumed in connection with acquisitions completed during the nine months ended September 30, 2012.
Secured Lines of Credit
The Company has three secured lines of credit that are used for mortgage retirement, working capital, construction and acquisition purposes, as well as issuances of letters of credit. Each of these lines is secured by mortgages on certain of the Company’s operating properties. Borrowings under the secured lines of credit bear interest at LIBOR plus an applicable spread, ranging from 1.75% to 3.00%, based on the Company’s leverage ratio, and had a weighted average interest rate of 2.70% at September 30, 2012. The Company also pays fees based on the amount of unused availability under its secured lines of credit at rates ranging from 0.15% to 0.35% of unused availability. The following summarizes certain information about the secured lines of credit as of September 30, 2012:

Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date
$525,000	$77,500	(1)	February 2014	February 2015
520,000	150,196		April 2014	N/A
105,000	29,205		June 2015	June 2016
$1,150,000	$256,901

(1)    There was an additional $351 outstanding on this secured line of credit as of September 30, 2012 for letters of credit.  Up to $50,000 of the capacity on this line can be used for letters of credit.
During the second quarter of 2012, the Company closed on the extension and modification of its secured credit facility with total capacity of $105,000. The facility's maturity date was extended to June 2015 with a one-year extension option, which is at the Company's election, for an outside maturity date of June 2016. The loan bears interest at LIBOR plus a margin ranging from 1.75% to 2.75%, based on the Company's leverage ratio.
See Note 15 for subsequent events related to the Company's secured credit facilities.

Unsecured Term Facilities
The Company has an unsecured term loan that bears interest at LIBOR plus a margin ranging from 0.95% to 1.40%, based on the Company’s leverage ratio.  At September 30, 2012, the outstanding borrowings of $167,209 under this loan had a weighted average interest rate of 1.35%.  The loan was obtained for the exclusive purpose of acquiring certain properties from the Starmount Company or its affiliates.  The Company completed its acquisition of the properties in February 2008 and, as a result, no further draws can be made against the loan.  The loan matures in November 2012.  Net proceeds from a sale, or the Company’s share of excess proceeds from any refinancings, of any of the properties originally purchased with borrowings from this unsecured term loan must be used to pay down any remaining outstanding balance. The Company expects to use its lines of credit and excess proceeds realized from its October 2012 preferred stock issuance, discussed in Note 15 below, to retire this loan in November 2012.
The Company has an unsecured term loan with a total capacity of $228,000 that bears interest at LIBOR plus a margin ranging from 1.50% to 1.80%, based on the Company’s leverage ratio.  At September 30, 2012, the outstanding borrowings of $228,000 under the unsecured term loan had a weighted average interest rate of 1.84%. The Company exercised an option to extend the maturity date from April 2012 to April 2013. The Company intends to retire this loan at the maturity date.
Letters of Credit
At September 30, 2012, the Company had additional secured and unsecured lines of credit with a total commitment of $14,000 that can only be used for issuing letters of credit. The letters of credit outstanding under these lines of credit totaled $1,475 at September 30, 2012.
Covenants and Restrictions
The agreements to each of the secured lines of credit contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, and limitations on cash flow distributions.  The Company believes it was in compliance with all covenants and restrictions at September 30, 2012.
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
Several of the Company’s malls/open-air centers, associated centers and community centers, in addition to the corporate office building are owned by special purpose entities that are included in the Company’s condensed consolidated financial statements. The sole business purpose of the special purpose entities is to own and operate these properties. The real estate and other assets owned by these special purpose entities are restricted under the loan agreements in that they are not available to settle other debts of the Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.
Mortgages on Operating Properties
In September 2012, the Company retired two loans totaling $121,980, each of which was secured by a regional mall, with borrowings from the Company's secured credit facilities. The loans were scheduled to mature in 2012. The Company recorded a gain on extinguishment of debt of $178 related to the early retirement of this debt.
In August 2012, the Company retired a $2,023 land loan, secured by The Forum at Grandview in Madison, MS, with borrowings from the Company's secured credit facilities. The loan was scheduled to mature in September 2012.
During the second quarter of 2012, the Company closed on five ten-year non-recourse commercial mortgage-backed securities ("CMBS") loans totaling $342,190. The loans bear interest at fixed rates ranging from 4.75% to 5.099% with a total weighted average interest rate of 4.946%. These loans are secured by WestGate Mall in Spartanburg, SC, Southpark Mall in

Colonial Heights, VA, Jefferson Mall in Louisville, KY, Fashion Square Mall in Saginaw, MI and Arbor Place in Douglasville, GA. Proceeds were used to pay down the Company's secured credit facilities and to retire an existing loan with a balance of $30,763 secured by Southpark Mall.
Additionally, during the second quarter of 2012, the Company closed on a $22,000 ten-year non-recourse loan with an insurance company at a fixed interest rate of 5.00% secured by CBL Centers I and II in Chattanooga, TN. The new loan was used to pay down the Company's secured credit facilities, which had been used in April 2012 and February 2012 to retire the loan balances on the maturing loans on CBL Centers II and I which had principal outstanding balances of $9,078 and $12,818, respectively.
Also during the second quarter of 2012, the Company closed on the extension and modification of a recourse mortgage loan secured by Statesboro Crossing in Statesboro, GA to extend the maturity date to February 2013 and reduce the amount available under the loan from $20,911 to equal the outstanding balance of $13,568. The interest rate remained at one-month LIBOR plus a spread of 1.00%. During the first quarter of 2012, this loan had previously been extended to April 2012.
During the first quarter of 2012, the Company closed on a $73,000 ten-year non-recourse CMBS loan secured by Northwoods Mall in Charleston, SC, which bears a fixed interest rate of 5.075%. Proceeds were used to reduce outstanding balances on the Company's secured credit facilities.
Also during the first quarter of 2012, the Company retired 14 operating property loans with an aggregate principal balance of $381,568 that were secured by Arbor Place, The Landing at Arbor Place, Fashion Square, Hickory Hollow Mall, The Courtyard at Hickory Hollow, Jefferson Mall, Massard Crossing, Northwoods Mall, Old Hickory Mall, Pemberton Plaza, Randolph Mall, Regency Mall, WestGate Mall and Willowbrook Plaza with borrowings from its secured credit facilities. See Note 4 related to the sale of Massard Crossing in July 2012. See Notes 4 and 15 related to the sale of Hickory Hollow Mall in October 2012.
In the first quarter of 2012, the lender of the non-recourse mortgage loan secured by Columbia Place in Columbia, SC notified the Company that the loan had been placed in default. Columbia Place generates insufficient income levels to cover the debt service on the mortgage, which had a balance of $27,265 at September 30, 2012, and a contractual maturity date of September 2013. The lender on the loan receives the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments.
See Note 15 related to the retirement of an operating property loan subsequent to September 30, 2012.
Scheduled Principal Payments
As of September 30, 2012, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, including construction loans and lines of credit, are as follows:

2012	$187,072
2013	625,011
2014	446,768
2015	516,711
2016	778,870
Thereafter	2,138,298
4,692,730
Net unamortized premiums (discounts)	8,660
$4,701,390
The remaining scheduled principal payments in 2012 of $187,072 include principal amortization of $19,863 and the maturing principal balance of one unsecured term loan of $167,209, which the Company intends to retire during the fourth quarter of 2012 with borrowings from the Company's secured credit facilities.
The Company’s mortgage and other indebtedness had a weighted average maturity of 4.88 years as of September 30, 2012 and 4.69 years as of December 31, 2011.
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
As of September 30, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount Outstanding
Interest Rate Cap	1	$124,250
Interest Rate Swaps	4	$114,884

Instrument Type	Location in Consolidated Balance Sheet	Outstanding Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 9/30/2012	Fair Value at 12/31/11	Maturity Date
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$55,541 (amortizing to $48,337)	1-month LIBOR	2.149%	$(3,018)	$(2,674)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$34,770 (amortizing to $30,276)	1-month LIBOR	2.187%	(1,930)	(1,725)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$13,001 (amortizing to $11,313)	1-month LIBOR	2.142%	(704)	(622)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$11,572 (amortizing to $10,083)	1-month LIBOR	2.236%	(660)	(596)	Apr 2016
Cap	Intangible lease assets and other assets	$124,250 (amortizing to $122,375)	3-month LIBOR	5.000%	—	—	Jan 2014

	Loss Recognized in OCI/L (Effective Portion)		Location of Losses Reclassified from AOCI/L into Earnings(Effective Portion)	Loss Recognized in Earnings (Effective Portion)		Location of Gain Recognized in Earnings (Ineffective Portion)	Gain Recognized in Earnings (Ineffective Portion)
Hedging Instrument	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2012	2011		2012	2011		2012	2011
Interest rate contracts	$(234)	$(3,393)	Interest Expense	$(567)	$(668)	Interest Expense	$—	$—

	Loss Recognized in OCI/L (Effective Portion)		Location of Losses Reclassified from AOCI/L into Earnings(Effective Portion)	Loss Recognized in Earnings (Effective Portion)		Location of Gain Recognized in Earnings (Ineffective Portion)	Gain Recognized in Earnings (Ineffective Portion)
Hedging Instrument	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2012	2011		2012	2011		2012	2011
Interest rate contracts	$(714)	$(5,466)	Interest Expense	$(1,696)	$(1,326)	Interest Expense	$—	$—

As of September 30, 2012, the Company expects to reclassify approximately $2,239 of losses currently reported in accumulated other comprehensive income to interest expense within the next twelve months due to amortization of its outstanding interest rate contracts.  Fluctuations in fair values of these derivatives between September 30, 2012 and the respective dates of termination will vary the projected reclassification amount.
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

The components of accumulated other comprehensive income (loss) as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012
	As reported in:
	Redeemable Noncontrolling Interests	Shareholders' Equity	Noncontrolling Interests	Total
Net unrealized gain (loss) on hedging instruments	$371	$(3,208)	$(3,617)	$(6,454)
Net unrealized gain on available-for-sale securities	344	7,595	2,158	10,097
Accumulated other comprehensive income (loss)	$715	$4,387	$(1,459)	$3,643

	December 31, 2011
	As reported in:
	Redeemable Noncontrolling Interests	Shareholders' Equity	Noncontrolling Interests	Total
Net unrealized gain (loss) on hedging instruments	$377	$(2,628)	$(3,488)	$(5,739)
Net unrealized gain on available-for-sale securities	328	6,053	1,775	8,156
Accumulated other comprehensive income (loss)	$705	$3,425	$(1,713)	$2,417

Note 8 – Mortgage and Other Notes Receivable

Each of the Company’s mortgage notes receivable is collateralized by either a first mortgage, a second mortgage or by an assignment of 100% of the partnership interests that own the real estate assets.  Other notes receivable include amounts due from tenants or government sponsored districts and unsecured notes received from third parties as whole or partial consideration for property or investments.  Interest rates on mortgage and other notes receivable ranged from 2.73% to 10.0%, with a weighted average interest rate of 7.33% and 8.76% at September 30, 2012 and December 31, 2011, respectively. Maturities of these notes receivable range from April 2013 to January 2047.

In the second quarter of 2012, the Company and its noncontrolling interest partner exercised their rights under the terms of a mezzanine loan agreement with the borrower, which owned The Outlet Shoppes at Gettysburg, to convert the mezzanine loan into a member interest in the outlet center. Also during the second quarter of 2012, the entity that owned The Outlet Shoppes at El Paso repaid a mezzanine loan from the Company when the Company acquired an interest in the outlet center. See Note 4 for additional information.

As of September 30, 2012, the Company believes that its mortgage and other notes receivable balance of $26,007 is fully collectible.
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

Three Months Ended September 30, 2012	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$229,781	$10,612	$4,391	$14,829	$259,613
Property operating expenses (1)	(73,864)	(2,664)	(1,240)	3,300	(74,468)
Interest expense	(56,028)	(2,077)	(627)	(3,701)	(62,433)
Other expense	—	—	—	(5,871)	(5,871)
Gain on sales of real estate assets	1,132	202	36	289	1,659
Segment profit	$101,021	$6,073	$2,560	$8,846	118,500
Depreciation and amortization expense					(67,186)
General and administrative expense					(10,171)
Interest and other income					822
Gain on extinguishment of debt					178
Loss on impairment of real estate					(21,654)
Equity in earnings of unconsolidated affiliates					2,062
Income tax provision					(1,195)
Income from continuing operations					$21,356
Capital expenditures (3)	$39,118	$1,103	$1,772	$36,735	$78,728

Three Months Ended September 30, 2011	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$239,746	$10,829	$3,873	$12,815	$267,263
Property operating expenses (1)	(76,638)	(2,743)	(1,377)	4,990	(75,768)
Interest expense	(62,063)	(2,296)	(1,613)	(4,161)	(70,133)
Other expense	—	—	—	(7,446)	(7,446)
Gain (loss) on sales of real estate assets	2,411	(7)	486	—	2,890
Segment profit	$103,456	$5,783	$1,369	$6,198	116,806
Depreciation and amortization expense					(70,720)
General and administrative expense					(10,092)
Interest and other income					595
Equity in earnings of unconsolidated affiliates					989
Loss on impairment of real estate					(51,304)
Income tax provision					(4,653)
Loss from continuing operations					$(18,379)
Capital expenditures (3)	$43,583	$1,784	$3,618	$19,692	$68,677

Nine Months Ended September 30, 2012	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$678,676	$31,453	$12,314	$40,831	$763,274
Property operating expenses (1)	(219,798)	(7,790)	(4,932)	12,345	(220,175)
Interest expense	(163,387)	(6,387)	(1,947)	(11,966)	(183,687)
Other expense	—	—	—	(19,188)	(19,188)
Gain on sales of real estate assets	1,132	202	133	286	1,753
Segment profit	$296,623	$17,478	$5,568	$22,308	341,977
Depreciation and amortization expense					(198,123)
General and administrative expense					(35,964)
Interest and other income					3,193
Gain on extinguishment of debt					178
Loss on impairment of real estate					(21,654)
Equity in earnings of unconsolidated affiliates					5,401
Income tax provision					(1,234)
Income from continuing operations					$93,774
Total assets	$6,226,745	$303,534	$240,724	$119,313	$6,890,316
Capital expenditures (3)	$160,390	$4,583	$12,478	$55,321	$232,772

Nine Months Ended September 30, 2011	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$710,570	$32,506	$11,451	$38,921	$793,448
Property operating expenses (1)	(232,337)	(8,488)	(2,775)	15,102	(228,498)
Interest expense	(179,890)	(6,553)	(4,827)	(16,946)	(208,216)
Other expense	—	—	—	(22,795)	(22,795)
Gain on sales of real estate assets	2,415	310	865	12	3,602
Segment profit	$300,758	$17,775	$4,714	$14,294	337,541
Depreciation and amortization expense					(209,925)
General and administrative expense					(33,133)
Interest and other income					1,752
Gain on extinguishment of debt					581
Loss on impairment of real estate					(51,304)
Equity in earnings of unconsolidated affiliates					4,222
Income tax benefit					1,770
Income from continuing operations					$51,504
Total assets	$6,434,775	$323,248	$295,703	$368,769	$7,422,495
Capital expenditures (3)	$95,992	$5,197	$6,280	$64,606	$172,075

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

The following summarizes the impact of potential dilutive common shares on the denominator used to compute EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Denominator – basic	158,689	148,363	152,721	148,264
Stock options	—	—	2	4
Deemed shares related to deferred compensation arrangements	42	42	42	42
Denominator – diluted	158,731	148,405	152,765	148,310
The dilutive effect of stock options of 34 and 14 shares for the three and nine month periods ended September 30, 2011, respectively, were excluded from the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive. There were no anti-dilutive shares for the three and nine months ended September 30, 2012.
See Note 5 related to an issuance of common stock in the second quarter of 2012.
See Note 15 related to issuance of common stock subsequent to September 30, 2012.
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
The Company consolidates its investment in a joint venture, CW Joint Venture, LLC (“CWJV”), with Westfield.  The terms of the joint venture agreement require that CWJV pay an annual preferred distribution at a rate of 5.0%, which increases to 6.0% on July 1, 2013, on the preferred liquidation value of the PJV units of CWJV that are held by Westfield.  Westfield has the right to have all or a portion of the PJV units redeemed by CWJV with property owned by CWJV, and subsequent to October 16, 2012, with either cash or property owned by CWJV, in each case for a net equity amount equal to the preferred liquidation value of the PJV units. At any time after January 1, 2013, Westfield may propose that CWJV acquire certain qualifying property that would be used to redeem the PJV units at their preferred liquidation value. If CWJV does not redeem the PJV units with such qualifying property (a “Preventing Event”), then the annual preferred distribution rate on the PJV units increases to 9.0% beginning July 1, 2013.  The Company will have the right, but not the obligation, to offer to redeem the PJV units from January 31, 2013 through January 31, 2015 at their preferred liquidation value, plus accrued and unpaid distributions. The Company and Westfield amended the joint venture agreement in September 2012 to provide that, if the Company exercises its right to offer to redeem the PJV units on or before August 1, 2013, then the preferred liquidation value will be reduced by $10,000 so long as Westfield does not reject the offer and the redemption closes on or before September 30, 2013. If the Company fails to make such an offer, the annual preferred distribution rate on the PJV units increases to 9.0% for the period from July 1, 2013 through June 30, 2016, at which time it decreases to 6.0% if a Preventing Event has not occurred.  If, upon redemption of the PJV units, the fair value of the Company’s common stock is greater than $32.00 per share, then such excess (but in no case greater than $26,000 in the aggregate) shall be added to the aggregate preferred liquidation value payable on account of the PJV units.  The Company accounts for this contingency using the method prescribed for earnings or other performance measure contingencies.  As such, should this contingency result in additional consideration to Westfield, the Company will record the current fair value of the consideration issued as a purchase price adjustment at the time the consideration is paid or payable.

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

The Company owns a parcel of land in Lee’s Summit, MO that it is ground leasing to a third party development company.  The third party developed and operates a shopping center on the land parcel.  The Company has guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount, representing 27% of capacity, is approximately $18,615.  In the third quarter of 2012, the loans were modified and extended to December 2012. In August 2012, proceeds from a bond issuance were applied to reduce $10,357 of the outstanding balance on the bond line of credit. Additionally, $1,000 of the construction loan was repaid. The total amount outstanding at September 30, 2012 on the loans was $49,266 of which the Company has guaranteed $13,302. The Company included an obligation of $192 as of September 30, 2012 and December 31, 2011 in the accompanying condensed consolidated balance sheets to reflect the estimated fair value of the guaranty.

The Company has guaranteed 100% of the construction and land loans of West Melbourne I, LLC (“West Melbourne”), an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $45,490.  West Melbourne developed and operates Hammock Landing, a community center in West Melbourne, FL. The total amount outstanding on the loans at September 30, 2012 was $45,490. The guaranty will expire upon repayment of the debt.  The land loan, and the construction loan, each representing $3,003 and $42,487, respectively, of the amount outstanding at September 30, 2012, mature in November 2013.  The construction loan has a one-year extension option available. The Company included an obligation of $478 in the accompanying condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011 to reflect the estimated fair value of this guaranty.

The Company has guaranteed 100% of the construction loan of Port Orange, an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $63,990.  Port Orange developed and operates The Pavilion at Port Orange, a community center in Port Orange, FL.  The total amount outstanding at September 30, 2012 on the loan was $63,990. The guaranty will expire upon repayment of the debt.  The loan matures in March 2014 and has a one-year extension option available. The Company included an obligation of $961 in the accompanying condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011 to reflect the estimated fair value of this guaranty.

The Company has guaranteed the lease performance of YTC, an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $18,000 as of September 30, 2012.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not include an obligation for this guaranty because it determined that the fair value of the guaranty is not material.

In July 2012, the Company guaranteed 100% of a term loan for Gulf Coast, an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $6,914. The loan is for the third phase expansion of Gulf Coast Town Center, a shopping center located in Ft. Myers, FL. The total amount outstanding at September 30, 2012 on the loan was $6,914. The guaranty will expire upon repayment of the debt. The loan matures in July 2015. The Company did not include an obligation for this guaranty because it determined that the fair value of the guaranty is not material.

In August 2012, the Company guaranteed 100% of a construction loan for the Atlanta Outlet Shoppes, a joint venture in which the Company owns a 75% interest and the maximum guaranteed amount is $69,823.  Atlanta Outlet Shoppes is developing The Outlet Shoppes at Atlanta, an outlet center in Woodstock, GA.  The total amount outstanding at September 30, 2012 on the loan was $5,046. The guaranty will expire upon repayment of the debt.  The loan matures in August 2015 and has two one-year extension options available. The Company included an obligation of $175 in the accompanying condensed consolidated balance sheet as of September 30, 2012 to reflect the estimated fair value of this guaranty.

Performance Bonds

The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $27,991 and $11,156 at September 30, 2012 and December 31, 2011, respectively.
Note 12 – Share-Based Compensation
As of September 30, 2012, there were two share-based compensation plans under which the Company has outstanding awards or can elect to make awards. The CBL & Associates Properties, Inc. 2012 Stock Incentive Plan ("the 2012 Plan") was approved by our shareholders in May 2012. The CBL & Associates Properties, Inc. Second Amended and Restated Stock Incentive Plan ("the 1993 Plan"), which was approved by our shareholders in May 2003, will expire in May 2013. The 2012 Plan is intended to replace the 1993 Plan under which the Company grants equity awards and the Company will not issue any new awards under the 1993 Plan.
Share-based compensation expense was $467 and $252 for the three months ended September 30, 2012 and 2011, respectively and $1,974 and $1,708 for the nine months ended September 30, 2012 and 2011, respectively. Share-based compensation cost capitalized as part of real estate assets was $45 and $52 for the three months ended September 30, 2012 and 2011, respectively and $96 and $137 for the nine months ended September 30, 2012 and 2011, respectively.
The Company’s stock option activity for the nine months ended September 30, 2012 is summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2012	281,725	$18.27
Expired	(15,375)	$18.27
Exercised	(265,350)	$18.27
Outstanding at September 30, 2012	1,000	$19.90
Vested and exercisable at September 30, 2012	1,000	$19.90
A summary of the status of the Company’s stock awards as of September 30, 2012, and changes during the nine months ended September 30, 2012, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2012	289,290	$16.09
Granted	208,250	$18.36
Vested	(86,900)	$16.79
Forfeited	(9,240)	$16.66
Nonvested at September 30, 2012	401,400	$17.11
As of September 30, 2012, there was $4,506 of total unrecognized compensation cost related to nonvested stock awards granted under the plan, which is expected to be recognized over a weighted average period of 3.5 years.

Note 13 – Noncash Investing and Financing Activities
The Company’s noncash investing and financing activities were as follows for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
Additions to real estate assets from conversion of notes receivable	$4,522	$—
Accrued dividends and distributions payable	43,547	41,717
Additions to real estate assets accrued but not yet paid	24,300	25,870
Debt assumed to acquire real estate assets, including premiums	177,296	—
Note 14 – Income Taxes

The Company is qualified as a REIT under the provisions of the Code. To maintain qualification as a REIT, the Company is required to distribute at least 90% of its taxable income to shareholders and meet certain other requirements.

As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State tax expense was $957 and $1,045 during the three months ended September 30, 2012 and 2011, respectively and $2,514 and $3,090 during the nine months ended September 30, 2012 and 2011, respectively.

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

The Company recorded an income tax provision of $1,195 and $4,653 for the three months ended September 30, 2012 and 2011, respectively. The income tax provision in 2012 consisted of a current tax benefit of $171 and deferred tax provision of $1,366.  The income tax provision in 2011 consisted of a current tax provision of $4,759 and a deferred tax benefit of $106.

The Company recorded an income tax provision of $1,234 and an income tax benefit of $1,770 for the nine months ended September 30, 2012 and 2011, respectively. The income tax provision in 2012 consisted of a current tax benefit of $2,447 and deferred tax provision of $3,681.  The income tax benefit in 2011 consisted of a current tax provision of $3,262 and a deferred tax benefit of $5,032.

The Company had a net deferred tax asset of $6,777 and $8,012 at September 30, 2012 and December 31, 2011, respectively. The net deferred tax asset at September 30, 2012 and December 31, 2011 is included in intangible lease assets and other assets and primarily consisted of operating expense accruals and differences between book and tax depreciation.

The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its statement of operations.  In addition, any interest incurred on tax assessments is reported as interest expense.  The Company reported nominal interest and penalty amounts for the nine month periods ended September 30, 2012 and 2011, respectively.
Note 15 – Subsequent Events
In November 2012, the Company received fully executed commitments, subject to the execution of definitive loan documents, on the modification and extension of its two major credit facilities, increasing the aggregate capacity by $155,000 to $1,200,000. The first $600,000 facility will mature in November 2015 and the second $600,000 facility will mature in November 2016. Both facilities will be converted from secured to unsecured facilities, will have one-year extension options at the Company's election, and will bear interest at an annual rate equal to LIBOR plus a range of 155 to 210 basis points, based on the Company's leverage ratio.

In October 2012, the Company sold Towne Mall, located in Franklin, OH, for a gross sales price of $950 less commissions and customary closing costs for a net sales price of $892. Additionally in October 2012, the Company sold Hickory Hollow Mall, located in Antioch, TN, for a gross sales price of $1,000 less commissions and customary closing costs for a net sales price of $966. Net proceeds from the sale of both malls were used to reduce the outstanding balance on the Company's secured credit facilities. As described in Note 4, Towne Mall and Hickory Hollow Mall were classified as held for sale as of September 30, 2012 and a non-cash impairment of $419 and $8,047, respectively, was recognized in the third quarter of 2012 to write down the book value of both properties to the expected net sales price.
In October 2012, the Company retired an existing non-recourse mortgage loan with a principal balance of $106,895, secured by Monroeville Mall in Monroeville, PA, with borrowings from the Company's secured credit facilities. The loan was scheduled to mature in January 2013.
In October 2012, the Company exercised its right to demand payment of its secured convertible promissory note with Jinsheng. The secured note has a face amount of $4,875.
In October 2012, the Company completed an underwritten public offering of 6,900,000 depositary shares, each representing 1/10th of a share of its newly designated 6.625% Series E Cumulative Redeemable Preferred Stock (the "Series E Preferred Stock") at $25.00 per depositary share. The Company received net proceeds from the offering of approximately $166,636 after deducting the underwriting discount and offering expenses. A portion of the net proceeds from this offering were used to redeem all the Company's outstanding 7.75% Series C Cumulative Redeemable Preferred Stock (the "Series C Shares") with an aggregate liquidation preference of $115,000, as discussed below. The remaining net proceeds of $50,745 were used to reduce outstanding balances on the Company's secured credit facilities. The Company will pay cumulative dividends on the Series E Preferred Stock from the date of original issuance in the amount of $1.65625 per depositary share each year, which is equivalent to 6.625% of the $25.00 liquidation preference per depositary share. The Company may not redeem the Series E Preferred Stock before October 12, 2017, except in limited circumstances to preserve the Company's REIT status or in connection with a change of control. On or after October 12, 2017, the Company may, at its option, redeem the Series E Preferred Stock in whole at any time or in part from time to time by paying $25.00 per depositary share, plus any accrued and unpaid dividends up to, but not including, the date of redemption. The Series E Preferred Stock generally has no stated maturity, will not be subject to any sinking fund or mandatory redemption. The Series E Preferred Stock is not convertible into any of the Company's securities, except under certain circumstances in connection with a change of control. Owners of the depositary shares representing Series E Preferred Stock generally have no voting rights except under dividend default.
On October 5, 2012, the Company called for redemption all 460,000 Series C Shares and all outstanding depositary shares, each representing 1/10th of a Series C Share. The aggregate redemption amount of $115,891, which included $891 related to accrued and unpaid dividends, was paid on November 5, 2012. The Company will record a charge to preferred dividends of $3,773 in the fourth quarter of 2012 to write off the unamortized portion of direct issuance costs related to the Series C Shares and underlying depositary shares.
On October 11, 2012, the Company registered 2,465,442 shares of common stock for public resale by thirteen holders who were issued common stock in exchange for their common units of limited partnership interest in the Operating Partnership pursuant to their exercise of contractual registration rights.
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
As of September 30, 2012, we owned controlling interests in 77 regional malls/open-air centers (including one mixed-use center), 29 associated centers (each located adjacent to a regional mall), five community centers and 13 office buildings, including our corporate office building. We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a variable interest entity ("VIE"). As of September 30, 2012, we owned noncontrolling interests in ten regional malls/open-air centers, three associated centers, five community centers and six office buildings. Because one or more of the other partners have substantive participating rights, we do not control these partnerships and joint ventures and, accordingly, account for these investments using the equity method.  We had controlling interests in the development of one outlet center and expansion of one outlet center, both of which are owned in 75/25 joint ventures at September 30, 2012. We also had controlling interests in one mall expansion, two community center developments and one mall redevelopment under construction at September 30, 2012. We also hold options to acquire certain development properties owned by third parties.
Third quarter 2012 continued the upward trend in our key metrics. Occupancy levels rose across all segments of our portfolio as compared to the prior year period, with an overall increase of 170 basis points for our total portfolio. Leasing results for the portfolio in the third quarter of 2012 were also positive with an 8.7% increase over the prior gross rent per square foot. Same-store sales per square foot for our stabilized malls increased 4.1% for the nine months ended September 30, 2012. We completed a new preferred offering in October 2012, which yielded net proceeds of approximately $166.6 million at a dividend rate of 6.625%. Subsequent to September 30, 2012, we received fully executed commitments to modify two of our credit facilities, converting the facilities from secured to unsecured, increasing the aggregate capacity to $1.2 billion, reducing the average interest rate by 60 basis points and extending the outside maturity dates by three years, providing us with additional financial flexibility.

RESULTS OF OPERATIONS
Properties that were in operation for the entire year during 2011 and the nine months ended September 30, 2012 are referred to as the “Comparable Properties.”  Since January 1, 2011, we have acquired or opened three outlet centers and two malls as follows:

Property	Location	Date Opened/Acquired
New Development:
The Outlet Shoppes at Oklahoma City (1)	Oklahoma City, OK	August 2011

Acquisitions:
Northgate Mall	Chattanooga, TN	September 2011
The Outlet Shoppes at El Paso (1)	El Paso, TX	April 2012
The Outlet Shoppes at Gettysburg (2)	Gettysburg, PA	April 2012
Dakota Square Mall	Minot, ND	May 2012

(1)	The Outlet Shoppes at Oklahoma City and The Outlet Shoppes at El Paso are 75/25 joint ventures, which are included in the Company's operations on a consolidated basis.

(2)	The Outlet Shoppes at Gettysburg is a 50/50 joint venture and is included in the Company's operations on a consolidated basis.
The properties listed above are included in our results of operations on a consolidated basis and are collectively referred to as the “New Properties.”  The transactions related to the New Properties impact the comparison of the results of operations for the three and nine months ended September 30, 2012 to the results of operations for the three and nine months ended September 30, 2011.
In October 2011, we formed a joint venture, CBL/T-C, LLC, with TIAA-CREF. Upon formation of the joint venture, we began accounting for our remaining interest in three of our malls, CoolSprings Galleria, Oak Park Mall and West County Center, using the equity method of accounting. These properties were previously accounted for on a consolidated basis. These properties are collectively referred to as the "CBL/T-C Properties." This transaction impacts the comparison of the results of operations for the three and nine months ended September 30, 2012 to the results of operations for the three and nine months ended September 30, 2011.
Comparison of the Three Months Ended September 30, 2012 to the Three Months Ended September 30, 2011
Revenues
Total revenues decreased $7.7 million for the three months ended September 30, 2012 compared to the prior year period.  Rental revenues and tenant reimbursements decreased by $8.4 million due to a decrease of $23.3 million related to the CBL/T-C Properties partially offset by increases of $12.5 million from the New Properties and $2.4 million from the Comparable Properties.  The increase in revenues of the Comparable Properties was primarily driven by a $2.5 million increase in base rents, as a result of increases in occupancy and improvements in leasing spreads.
Our cost recovery ratio for the quarter ended September 30, 2012 was 97.8% compared with 101.4% for the prior-year period.
Other revenues decreased $0.5 million primarily due to a decrease of $0.3 million in revenue related to our subsidiary that provides security and maintenance services to third parties.
Operating Expenses
Total operating expenses decreased $36.0 million for the three months ended September 30, 2012 compared to the prior year period.  Property operating expenses, including real estate taxes and maintenance and repairs, decreased $1.3 million due to a reduction in expenses of $7.4 million attributable to the CBL/T-C Properties partially offset by increases of $4.2 million of expenses attributable to the New Properties and $1.9 million related to the Comparable Properties. The increase in property operating expenses of the Comparable Properties is primarily attributable to increases of $1.0 million in real estate taxes, $0.9 million in maintenance and repairs expense and $0.4 million in property-level payroll expenses, partially offset by a decrease of $0.4 million in utilities expense.

The decrease in depreciation and amortization expense of $3.5 million resulted from decreases of $8.0 million related to the CBL/T-C Properties and $0.3 million attributable to the Comparable Properties partially offset by an increase of $4.8 million related to the New Properties. The decrease attributable to the Comparable Properties is primarily due to write-offs of unamortized tenant allowances and in-place lease assets recorded during the third quarter of 2011 related to the closure of a Borders store and lower depreciation on Columbia Place due to the impairment of that property in the third quarter of 2011.
General and administrative expenses increased $0.1 million primarily as a result of a decrease of $0.4 million for capitalized overhead related to development projects partially offset by decreases in several other general and administrative expenses. As a percentage of revenues, general and administrative expenses were 3.9% and 3.8% for the third quarters of 2012 and 2011, respectively. General and administrative expenses as a percentage of revenues will be slightly higher going forward due to lower revenues as a result of the deconsolidation of the CBL/T-C Properties.
We recorded an impairment of real estate in continuing operations of $21.7 million during the third quarter of 2012, comprised of $17.8 million related to Willowbrook Plaza, a community center located in Houston, TX; $3.0 million related to The Courtyard at Hickory Hollow, an associated center located in Antioch, TN; and $0.9 million from the sale of two outparcels. The non-cash impairments of Willowbrook Plaza and The Courtyard at Hickory Hollow reduced the depreciable basis of these properties to their estimated fair values. In the third quarter of 2011, we recorded a non-cash impairment of real estate of $51.3 million related to Columbia Place.
Other expenses decreased $1.6 million primarily attributable to lower expenses of $1.6 million related to our subsidiary that provides security and maintenance services.
Other Income and Expenses
Interest and other income increased $0.2 million compared to the prior year period. The $0.2 million increase relates to interest income from a note receivable from a third party related to the development of The Outlet Shoppes at Atlanta, located in Woodstock, GA.
Interest expense decreased $7.7 million for the three months ended September 30, 2012 compared to the prior year period.  Decreases of $8.3 million for the CBL/T-C Properties and $2.9 million for the Comparable Properties were partially offset by an increase of $3.5 million related to the New Properties. The decrease attributable to the Comparable Properties primarily results from a reduction in interest expense due to our ongoing efforts to reduce debt levels as we obtained new mortgage financings which resulted in significant interest rate savings compared with the retired loans.
During the third quarter of 2012, we recorded a gain on extinguishment of debt of $0.2 million in connection with the early retirement of a mortgage loan.
During the third quarter of 2012, we recognized a gain on sales of real estate assets of $1.7 million from the sale of four parcels of land.  We recognized a gain on sales of real estate assets of $2.9 million during the third quarter of 2011 related to the sale of a vacant anchor space at one of our malls and the sale of one parcel of land.
Equity in earnings of unconsolidated affiliates increased by $1.1 million during the third quarter of 2012 compared to the prior year period. The $1.1 million increase is primarily attributable to gains of $1.0 million related to the sale of two outparcels as well as increases in occupancy across our portfolio of unconsolidated affiliates.
The income tax provision of $1.2 million for the three months ended September 30, 2012 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current tax benefit of $0.2 million and a deferred income tax provision of $1.4 million.  During the three months ended September 30, 2011, we recorded an income tax provision of $4.7 million, consisting of a current tax provision of $4.8 million and a deferred tax benefit of $0.1 million.
The operating loss of discontinued operations for the three months ended September 30, 2012 of $9.0 million includes an $8.4 million impairment of real estate related to two malls that were classified as held for sale in the third quarter of 2012 as well as settlement of estimated expenses based on actual amounts for properties sold in previous periods. The operating loss of discontinued operations for the three months ended September 30, 2011 of $0.1 million represents the settlement of estimated expenses based on actual amounts for properties sold during previous periods. The gain on discontinued operations of $0.1 million for the third quarter of 2012 represents a $0.1 million gain from a community center sold during the period. The loss on discontinued operations of less than $0.1 million for the third quarter of 2011 represents the operating results for the three properties discussed above for 2012, two community centers that were sold in the first quarter of 2012, and a community center that was sold in the fourth quarter of 2011.
Comparison of the Nine Months Ended September 30, 2012 to the Nine Months Ended September 30, 2011
Revenues
Total revenues decreased $30.2 million for the nine months ended September 30, 2012 compared to the prior year period.  Rental revenues and tenant reimbursements decreased by $30.5 million due to a decrease of $69.4 million related to the

CBL/T-C Properties partially offset by increases of $29.4 million from the New Properties and $9.5 million from the Comparable Properties.  The increase in revenues of the Comparable Properties was primarily driven by a $9.0 million increase in rental revenue, as a result of the increases in occupancy, improvements in leasing spreads and a bankruptcy settlement of $1.6 million from a former tenant.
Our cost recovery ratio for the nine months ended September 30, 2012 was 97.3% compared with 100.5% for the prior-year period.
Other revenues decreased $2.5 million primarily due to a decrease of $1.8 million in revenues related to our subsidiary that provides security and maintenance services to third parties.
Operating Expenses
Total operating expenses decreased $50.6 million for the nine months ended September 30, 2012 compared to the prior year period.  Property operating expenses, including real estate taxes and maintenance and repairs, decreased $8.3 million due to a reduction in expenses of $21.3 million attributable to the CBL/T-C Properties partially offset by increases of $10.2 million of expenses attributable to the New Properties and $2.8 million of expense related to the Comparable Properties. The increase in property operating expenses of the Comparable Properties is primarily attributable to increases of $2.8 million in payroll and related costs and $1.5 million in real estate taxes partially offset by a decrease of $1.5 million in snow removal costs.
The decrease in depreciation and amortization expense of $11.8 million resulted from decreases of $23.8 million related to the CBL/T-C Properties and $1.7 million from the Comparable Properties partially offset by an increase of $13.7 million related to the New Properties. The decrease attributable to the Comparable Properties is primarily due to $2.2 million of write-offs of unamortized tenant allowances recorded in 2011 related to the closure of two Borders stores partially offset by ongoing capital expenditures for renovations, expansions and deferred maintenance.
General and administrative expenses increased $2.8 million primarily as a result of increases of $2.0 million in payroll and related costs, $0.7 million in acquisition-related costs, and $0.3 million for legal expenses, which were partially offset by a decrease of $0.3 million in travel costs. As a percentage of revenues, general and administrative expenses were 4.7% and 4.2% for the nine months ended September 30, 2012 and 2011, respectively. General and administrative expenses as a percentage of revenues will be slightly higher going forward due to lower revenues as a result of the deconsolidation of the CBL/T-C Properties.
We recorded an impairment of real estate of $21.7 million in 2012, comprised of $17.8 million related to Willowbrook Plaza, a community center located in Houston, TX; $3.0 million related to The Courtyard at Hickory Hollow, an associated center located in Antioch, TN; and $0.9 million from the sale of two outparcels. The non-cash impairment write-downs for Willowbrook Plaza and The Courtyard at Hickory Hollow reduced the depreciable basis of these properties to their estimated fair values. In 2011, we recorded a non-cash impairment of real estate of $51.3 million related to Columbia Place.
Other expenses decreased $3.6 million primarily due to a write-down of $1.9 million recorded in 2011 to reduce the carrying value of two mortgage note receivables to equal their estimated realizable values and a decrease of $1.9 million in expenses related to our subsidiary that provides security and maintenance services.
Other Income and Expenses
Interest and other income increased $1.4 million compared to the prior year period, primarily as a result of two mezzanine loans for two outlet centers. We earned $0.6 million in interest income on these loans and subsequently recognized $0.6 million of unamortized discounts on these loans when they terminated in connection with the acquisitions of member interests in both outlet centers in 2012. We also received $0.2 million of interest income on a note receivable related to the development of The Outlet Shoppes at Atlanta, located in Woodstock, GA.
Interest expense decreased $24.5 million for the nine months ended September 30, 2012 compared to the prior year period as a result of decreases of $24.8 million attributable to the CBL/T-C Properties and $7.8 million related to the Comparable Properties partially offset by an increase of $8.1 million related to the New Properties. The decrease attributable to the Comparable Properties is primarily due to a reduction in interest expense as we used our lines of credit, which had lower interest rates, to retire maturing loans and then obtained new mortgage financings which also resulted in significant interest rate savings compared with the retired loans.
During the nine months ended September 30, 2012, we recorded a gain on extinguishment of debt of $0.2 million related to the early retirement of debt on a mortgage loan. During the nine months ended September 30, 2011, we recorded a gain on extinguishment of debt of $0.6 million related to the early retirement of debt on Mid Rivers Mall in St. Louis, MO. Both gains were due to the write-off of unamortized debt premiums when the related loans were retired.
During the nine months ended September 30, 2012, we recognized a gain on sales of real estate assets of $1.8 million related to the sale of a vacant anchor space at one of our malls and the sale of seven parcels of land.  We recognized a gain on sales of real estate assets of $3.6 million during the nine months ended September 30, 2011 related to the sale of a vacant anchor space at one of our malls and five parcels of land.
Equity in earnings of unconsolidated affiliates increased by $1.2 million during the nine months ended September 30, 2012 compared to the prior year period. The $1.2 million increase is primarily attributable to a gain of $1.0 million related to the sale of two outparcels as well as increases in rental revenues due to improved occupancy across our portfolio of unconsolidated affiliates.
The income tax provision of $1.2 million for the nine months ended September 30, 2012 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current benefit of $2.4 million and a deferred income tax provision of $3.7 million.  During the nine months ended September 30, 2011, we recorded an income tax benefit of $1.8 million, consisting of a current tax provision of $3.2 million and a deferred tax benefit of $5.0 million.

The operating loss of discontinued operations for the nine months ended September 30, 2012 of $6.3 million represents the operating results of Towne Mall and Hickory Hollow Mall that were classified as held for sale in the third quarter of 2012 as well as three community centers, Massard Crossing, Oak Hollow Square and the second phase of Settlers Ridge, that were sold during the year. We also recorded a gain of $0.1 million on the sale of Massard Crossing in the third quarter of 2012, a $0.3 million loss on impairment of real estate in the first quarter of 2012 to true-up certain estimated amounts to actual amounts related to the sale of Oak Hollow Square, and a gain of $0.9 million on the sale of the second phase of Settlers Ridge in the first quarter of 2012. The results of operations of these two properties, including the gain on sale of real estate and loss on impairment of real estate, are included in discontinued operations for the nine months ended September 30, 2012. Operating income of $23.5 million from discontinued operations for the nine months ended September 30, 2011 reflects the operating results of Oak Hollow Mall that was sold in February 2011. In accordance with the lender’s agreement to modify the outstanding principal balance and accrued interest to equal the net sales price for the property, we recorded a gain on the extinguishment of debt of $31.4 million in the first quarter of 2011.  We also recorded a loss on impairment of real estate in the first quarter of 2011 of $2.7 million to write down the book value of Oak Hollow Mall to the net sales price. We recorded a loss on impairment of real estate of $4.5 million in the second quarter of 2011 to write down the book value of the second phase of Settlers Ridge to its then estimated fair value. The results of operations of this property, including the gain on extinguishment of debt and loss on impairment of real estate, are included in discontinued operations for the nine months ended September 30, 2011. Discontinued operations for all periods presented include the settlement of estimated expenses based on actual amounts for properties sold during previous periods.

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
We include a property in our same-center pool when we owned all or a portion of the property as of September 30, 2012 and we owned it and it was in operation for both the entire preceding calendar year and the current year-to-date reporting period ending September 30, 2012. The only properties excluded from the same-center pool that would otherwise meet this criteria are non-core properties and properties included in discontinued operations. As of September 30, 2012, we have excluded Columbia Place, Hickory Hollow Mall and Towne Mall from our same-center pool as these are classified as non-core properties. New Properties are excluded from same-center NOI, until they meet this criteria.

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net income attributable to the Company for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss) attributable to the Company	$8,074	$(16,726)	$63,514	$50,969

Adjustments: (1)
Depreciation and amortization	76,920	78,210	228,109	232,198
Interest expense	72,441	77,539	214,708	230,805
Abandoned projects expense	8	—	(115)	51
Gain on sales of real estate assets	(2,295)	(2,971)	(6,623)	(4,929)
Gain on extinguishment of debt	(178)	—	(178)	(32,015)
Write-down of mortgage notes receivable	—	400	—	1,900
Loss on impairment of real estate	30,120	51,304	30,413	58,000
Income tax provision (benefit)	1,195	4,653	1,234	(1,770)
Net income attributable to noncontrolling interest in earnings of operating partnership	(1,776)	(7,760)	7,783	5,443
(Gain) loss on discontinued operations	(88)	31	(983)	(121)
Operating partnership's share of total NOI	184,421	184,680	537,862	540,531
General and administrative expenses	10,171	10,092	35,964	33,133
Management fees and non-property level revenues	(7,030)	(7,096)	(19,233)	(18,752)
Operating partnership's share of property NOI	187,562	187,676	554,593	554,912
Non-comparable NOI	(9,229)	(11,958)	(21,712)	(32,737)
Total same-center NOI	178,333	175,718	532,881	522,175
Less lease termination fees	(832)	(385)	(2,711)	(2,401)
Total same-center NOI, excluding lease termination fees	$177,501	$175,333	$530,170	$519,774

(1)    Adjustments are based on our pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.

Same-center NOI, excluding lease termination fees, increased $2.2 million and $10.4 million for the three and nine month periods ending September 30, 2012 and 2011, respectively. The 1.2% increase for the quarter ended September 30, 2012 and 2.0% increase for the nine months ended September 30, 2012 as compared to the same periods in the prior year are primarily impacted by increases in rent as a result of occupancy gains and positive leasing spreads partially offset by increases in property-level operating expense related to payroll, real estate taxes and maintenance contracts.
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
(2) Non-stabilized malls - Malls that are in their initial lease-up phase. After three complete calendar years of operation, they are reclassified on January 1 of the fourth calendar year to the stabilized mall category. The Outlet Shoppes at Oklahoma City, which opened in August 2011, was our only non-stabilized mall as of September 30, 2012. Pearland

Town Center, which opened in July 2008, and The Outlet Shoppes at Oklahoma City were our only non-stabilized malls as of September 30, 2011.
(3) Non-core malls - Malls where we have determined that the current format of the property no longer represents the best use of the property and we are in the process of evaluating alternative strategies for the property, which may include major redevelopment or an alternative retail or non-retail format. Our non-core malls as of September 30, 2012 were Columbia Place, Hickory Hollow Mall, and Towne Mall. We did not have any malls designated as non-core as of September 30, 2011. The steps taken to reposition non-core malls, such as signing tenants to short-term leases, which are not included in occupancy percentages, or leasing to regional or local tenants, which typically do not report sales, may lead to metrics which do not provide relevant information related to the condition of the non-core properties. Therefore, traditional performance measures, such as occupancy percentages and leasing metrics, exclude non-core malls.
We derive a significant amount of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Nine Months Ended September 30,
	2012	2011
Malls	88.9%	89.1%
Associated centers	4.1%	4.1%
Community centers	1.6%	1.9%
Mortgages, office buildings and other	5.4%	4.9%

Mall Store Sales
Mall store sales for our portfolio increased 4.1% for the nine month period ended September 30, 2012 as compared to the same period in 2011.  Mall store sales for the trailing twelve months ended September 30, 2012 on a comparable per square foot basis were $344 per square foot compared with $330 per square foot in the prior year period, an increase of 4.2%. We anticipate sales will continue to improve at a steady pace for the remainder of 2012.
Occupancy
Our portfolio occupancy is summarized in the following table:

	As of September 30,
	2012	2011
Total portfolio	93.0%	91.3%
Total mall portfolio	93.1%	91.2%
Stabilized malls	93.0%	91.2%
Non-stabilized malls (1)	100.0%	90.5%
Associated centers	94.0%	93.7%
Community centers	91.5%	90.9%
(1) Represents occupancy for The Outlet Shoppes at Oklahoma City as of September 30, 2012 and occupancy for Pearland Town Center and The Outlet Shoppes at Oklahoma City as of September 30, 2011. Pearland Town Center is classified as a stabilized mall in 2012.

Occupancy levels in the third quarter of 2012 increased across all segments of our portfolio as compared to the prior year period. Total portfolio occupancy rose 170 basis points to 93.0% as compared to the prior year period. We continue to anticipate that occupancy at the end of 2012 will be up 50 to 100 basis points to a range of 94.6% to 95.1% as compared to 2011 based on current leasing activity.
Leasing
During the third quarter of 2012, we signed approximately 1.4 million square feet of leases, including 1.3 million square feet of leases in our operating portfolio and less than 0.1 million square feet of development leases. The leases signed in our operating portfolio included approximately 0.3 million square feet of new leases and approximately 1.0 million square feet of renewals.
Average annual base rents per square foot are based on contractual rents in effect as of September 30, 2012 and 2011, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type:

	As of September 30,
	2012	2011
Stabilized malls	$29.21	$29.33
Non-stabilized malls (1)	22.77	24.19
Associated centers	11.85	11.68
Community centers	15.47	13.56
Office buildings	18.57	17.71
(1) Represents average annual base rents for The Outlet Shoppes at Oklahoma City as of September 30, 2012 and average annual base rents for Pearland Town Center and The Outlet Shoppes at Oklahoma City as of September 30, 2011. Pearland Town Center is classified as a stabilized mall in 2012.
The decline in average annual base rents per square foot for the stabilized malls is primarily due to the inclusion of the outlet centers as of September 30, 2012, which typically have a lower average annual base rent per square foot as compared with regional malls.
Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the three and nine month periods ended September 30, 2012 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (2)	% Change Average
Quarter:
All Property Types (1)	576,979	$35.73	$37.70	5.5%	$38.85	8.7%
Stabilized malls	507,336	37.85	40.09	5.9%	41.33	9.2%
New leases	104,239	43.82	48.60	10.9%	51.29	17.1%
Renewal leases	403,097	36.30	37.89	4.4%	38.75	6.7%

Year to Date:
All Property Types (1)	2,076,450	$37.98	$39.94	5.1%	$41.25	8.6%
Stabilized malls	1,893,767	39.64	41.83	5.5%	43.21	9.0%
New leases	350,431	43.59	51.53	18.2%	54.57	25.2%
Renewal leases	1,543,336	38.74	39.63	2.3%	40.63	4.9%
(1)    Includes stabilized malls, associated centers, community centers and office buildings.
(2)    Average gross rent does not incorporate allowable future increases for recoverable common area expenses.
Overall, leases in the third quarter of 2012 were signed at an 8.7% increase over the prior gross rent per square foot.  Leases for stabilized malls signed during the quarter were signed at a 9.2% increase over the prior gross rent per square foot. Renewal leasing spreads were also positive, up 6.7% compared to prior rents and new leases were signed at a 17.2% increase over prior rents. We continue to see benefits from positive tenant sales trends and the demand for space in our properties as supply remains constricted.
LIQUIDITY AND CAPITAL RESOURCES
With the increasing volatility of the debt markets, a priority is to ensure that we have multiple capital sources available to us. Therefore, we will continue our focus on reducing our debt levels while exploring opportunities to diversify our financing structure.

    We are working to be in a position to achieve an investment grade rating, which will provide us with access to a broader range of corporate securities. We believe this is attainable over time and will lead to a more diversified and flexible balance sheet and a lower overall cost of capital. This is an involved process that we expect will take at least two years to complete.
As we go forward, we will be taking steps to grow our unencumbered pool of properties as well as continue our focus on reducing overall leverage. We will also lower our secured debt as a percentage of total debt over time as loans mature, which will allow us to increase our access to unsecured debt.
We have taken the first step in this process by receiving fully executed lender commitments to extend and modify our two largest credit facilities. The facilities are being converted from secured to unsecured and the aggregate capacity will be increased by $155.0 million to $1.2 billion. The first $600.0 million facility will have a maturity date in November 2015 and one one-year extension option, which is at our election, for an outside maturity date in November 2016. The second $600.0 million facility will have a maturity date in November 2016 and a one-year extension option, which is at our election, for an outside maturity date in November 2017. The average spreads on both facilities are being reduced by 60 basis points across the leverage grid. We expect to close on the new facilities by mid-November 2012.
As discussed in Note 11 to the accompanying condensed consolidated financial statements, the terms of our joint venture agreement provide us with the ability to redeem Westfield's preferred units beginning January 31, 2013. We anticipate that we will redeem the preferred units in the middle of 2013 using a combination of capital sources. As a short-term solution, we will have enough capacity on our credit facilities to redeem all of the preferred units. However, we anticipate a longer-term solution that will include a combination of asset sales, excess proceeds from refinancings and other capital sources.
As of September 30, 2012, we had approximately $256.9 million outstanding on all of our credit facilities combined.  Our debt to gross asset value ratio was 52.5%. Based on a rolling twelve months, our interest coverage ratio was 2.59x and our debt service coverage ratio was 2.00x.  See Debt below for additional information.
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
Cash Flows From Operations
We had $66.4 million of unrestricted cash and cash equivalents as of September 30, 2012, an increase of $10.3 million from December 31, 2011.  Cash provided by operating activities during the nine months ended September 30, 2012, increased $1.5 million to $319.6 million from $318.1 million during the nine months ended September 30, 2011.
Debt
The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate (1)
September 30, 2012
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$3,772,111	$(70,585)	$670,282	$4,371,808	5.54%
Recourse term loans on operating properties (2)	50,160	—	—	50,160	5.83%
Total fixed-rate debt	3,822,271	(70,585)	670,282	4,421,968	5.47%
Variable-rate debt:
Non-recourse term loans on operating properties	124,250	—	—	124,250	3.33%
Recourse term loans on operating properties	71,513	—	129,696	201,209	3.08%
Construction loans	31,246	—	—	31,246	3.28%
Secured lines of credit	256,901	—	—	256,901	2.70%
Unsecured term loans	395,209	—	—	395,209	1.63%
Total variable-rate debt	879,119	—	129,696	1,008,815	2.47%
Total	$4,701,390	$(70,585)	$799,978	$5,430,783	4.91%

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate (1)
December 31, 2011
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$3,656,243	$(30,416)	$658,470	$4,284,297	5.58%
Recourse term loans on operating properties (2)	77,112	—	—	77,112	5.89%
Total fixed-rate debt	3,733,355	(30,416)	658,470	4,361,409	5.58%
Variable-rate debt:
Non-recourse term loans on operating properties	168,750	—	19,716	188,466	2.88%
Recourse term loans on operating properties	124,439	(726)	130,455	254,168	3.32%
Construction loans	25,921	—	—	25,921	3.32%
Secured lines of credit	27,300	—	—	27,300	3.03%
Unsecured term loans	409,590	—	—	409,590	1.67%
Total variable-rate debt	756,000	(726)	150,171	905,445	2.47%
Total	$4,489,355	$(31,142)	$808,641	$5,266,854	5.04%

(1)	Weighted average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.

(2)
We have four interest rate swaps with notional amounts outstanding totaling $114,884 as of September 30, 2012 and $117,700 as of December 31, 2011 related to four of our variable-rate loans on operating properties to effectively fix the interest rates on these loans.  Therefore, these amounts are reflected in fixed-rate debt at September 30, 2012 and December 31, 2011.

As of September 30, 2012, $180.5 million of our pro rata share of consolidated and unconsolidated debt is scheduled to mature over the remainder of 2012.   We expect to use our lines of credit and excess proceeds from our preferred stock issuance to retire this debt.
The weighted average remaining term of our total share of consolidated and unconsolidated debt was 4.6 years and 4.5 years at September 30, 2012 and December 31, 2011, respectively. The weighted average remaining term of our pro rata share of fixed-rate debt was 5.4 years and 5.0 years at September 30, 2012 and December 31, 2011, respectively.
As of September 30, 2012 and December 31, 2011, our pro rata share of consolidated and unconsolidated variable-rate debt represented 18.6% and 17.2%, respectively, of our total pro rata share of debt. As of September 30, 2012, our share of consolidated and unconsolidated variable-rate debt represented 10.0% of our total market capitalization (see Equity below) as compared to 10.3% as of December 31, 2011.

See Note 4 to the condensed consolidated financial statements for a description of debt assumed in connection with acquisitions completed during the nine months ended September 30, 2012.
Secured Lines of Credit
We have three secured lines of credit that are used for mortgage retirement, working capital, construction and acquisition purposes, as well as issuances of letters of credit. Each of these lines is secured by mortgages on certain of our operating properties. Borrowings under these secured lines of credit bear interest at LIBOR plus an applicable spread, ranging from 1.75% to 3.00%, based on our leverage ratio and had a weighted average interest rate of 2.70% at September 30, 2012. We also pay fees based on the amount of unused availability under our secured lines of credit at rates ranging from 0.15% to 0.35% of unused availability. The following summarizes certain information about the secured lines of credit as of September 30, 2012 (in thousands):

Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date
$525,000	$77,500	(1)	February 2014	February 2015
520,000	150,196		April 2014	N/A
105,000	29,205		June 2015	June 2016
$1,150,000	$256,901

(1)	There was an additional $351 outstanding on this secured line of credit as of September 30, 2012 for letters of credit. Up to $50,000 of the capacity on this line can be used for letters of credit.
In the second quarter of 2012, we closed on the extension and modification of our secured credit facility with total capacity of $105.0 million. The facility's maturity date was extended to June 2015 and has a one-year extension option, which is at our election, for an outside maturity date of June 2016. The loan bears interest at LIBOR plus a margin ranging from 1.75% to 2.75%, based on our leverage ratio.
See Note 15 to the condensed consolidated financial statements related to subsequent events that affected our secured credit facilities.
Unsecured Term Facilities
We have an unsecured term facility that bears interest at LIBOR plus a margin ranging from 0.95% to 1.40%, based on our leverage ratio.  At September 30, 2012, the outstanding borrowings of $167.2 million under this loan had a weighted average interest rate of 1.35%.  The loan was obtained for the exclusive purpose of acquiring certain properties from the Starmount Company or its affiliates.  We completed our acquisition of these properties in February 2008 and, as a result, no further draws can be made against the loan.  The loan matures in November 2012.  Net proceeds from a sale, or our share of excess proceeds from any refinancings, of any of the properties originally purchased with borrowings from this unsecured term loan must be used to pay down any remaining outstanding balance. We anticipate using our lines of credit and excess proceeds from our preferred stock issuance to retire this loan in 2012.
We have an unsecured term facility with total capacity of $228.0 million that bears interest at LIBOR plus a margin ranging from 1.50% to 1.80%, based on our leverage ratio.  At September 30, 2012, the outstanding borrowings of $228.0 million under the unsecured term loan had a weighted average interest rate of 1.84%.  The loan was extended for one year from April 2012 to April 2013. We intend to retire this loan at the maturity date.
Letters of Credit
We have secured and unsecured lines of credit with total availability of $14.0 million that are used only to issue letters of credit. There was $1.5 million outstanding under these lines at September 30, 2012.
Covenants and Restrictions
The agreements to the lines of credit contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, and limitations on cash flow distributions.  The Company believes that it was in compliance with all covenants and restrictions at September 30, 2012. The following presents the Company's compliance with certain of the ratios as of September 30, 2012:

Ratio	Required	Actual
Debt to Gross Asset Value	< 65%	52.5%
Interest Coverage (1)	> 1.75x	2.59x
Debt Service Coverage (1)	> 1.50x	2.00x
(1) Based on rolling twelve months.
The agreements to the $525.0 million and $520.0 million secured credit facilities and the two unsecured term loans described above, each with the same lead lender, contain default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods) in the event (i) there is a default in the payment of any indebtedness owed by us to any institution which is a part of the lender groups for the credit facilities, or (ii) there is any other type of default with respect to any indebtedness owed by us to any institution which is a part of the lender groups for the credit facilities and such lender accelerates the payment of the indebtedness owed to it as a result of such default.  The credit facility agreements provide that, upon the occurrence and continuation of an event of default, payment of all amounts outstanding under these credit facilities and those facilities with which these agreements reference cross-default provisions may be accelerated and the lenders’ commitments may be terminated.  Additionally, any default in the payment of any recourse indebtedness greater than $50.0 million, or any non-recourse indebtedness greater than $100.0 million, of the Company, the Operating Partnership and/or significant subsidiaries, as defined in the credit facilities, regardless of whether the lending institution is a part of the lender groups for the credit facilities, will constitute an event of default under the agreements to the credit facilities.  We believe that we were in compliance with regard to these provisions as of September 30, 2012.
Mortgages on Operating Properties
In September 2012, we retired two loans totaling $122.0 million, each of which was secured by a regional mall, with borrowings from our secured credit facilities. The loans were scheduled to mature in 2012. We recorded a gain on extinguishment of debt of $0.2 million related to the early retirement of this debt.
In August 2012, we retired a $2.0 million land loan, secured by The Forum at Grandview in Madison, MS, with borrowings from our secured credit facilities. The loan was scheduled to mature in September 2012.
During the second quarter of 2012, we closed on five ten-year non-recourse commercial mortgage backed securities ("CMBS") loans totaling $342.2 million. The loans bear interest at fixed rates ranging from 4.75% to 5.099% with a total weighted average interest rate of 4.946%. These loans are secured by WestGate Mall in Spartanburg, SC, Southpark Mall in Colonial Heights, VA, Jefferson Mall in Louisville, KY, Fashion Square Mall in Saginaw, MI and Arbor Place in Douglasville, GA. Proceeds were used to pay down our secured credit facilities and to retire an existing loan with a balance of $30.8 million secured by Southpark Mall.
Additionally, during the second quarter of 2012, we closed on a $22.0 million ten-year non-recourse loan with an insurance company at a fixed interest rate of 5.00% secured by CBL Centers I and II in Chattanooga, TN. The new loan was used to pay down our secured credit facilities, which had been used in April 2012 and February 2012 to retire the loan balances on the maturing loans on CBL Centers II and I which had principal outstanding balances of $9.1 million and $12.8 million, respectively.
Also during the second quarter of 2012, we closed on the extension and modification of a recourse mortgage loan secured by Statesboro Crossing in Statesboro, GA to extend the maturity date to February 2013 and reduce the amount available under the loan from $20.9 million to equal the outstanding balance of $13.6 million. The interest rate remained at one-month LIBOR plus a spread of 1.00%. During the first quarter of 2012, this loan had previously been extended to April 2012.
During the first quarter of 2012, we closed on a $73.0 million ten-year non-recourse CMBS loan secured by Northwoods Mall in Charleston, SC, which bears a fixed interest rate of 5.075%. Proceeds were used to reduce outstanding balances on our secured credit facilities.
Also during the first quarter of 2012, we retired 14 operating property loans with an aggregate principal balance of $381.6 million that were secured by Arbor Place, The Landing at Arbor Place, Fashion Square, Hickory Hollow Mall, The Courtyard at Hickory Hollow Mall, Jefferson Mall, Massard Crossing, Northwoods Mall, Old Hickory Mall, Pemberton Plaza, Randolph Mall, Regency Mall, WestGate Mall and Willowbrook Plaza with borrowings from our secured credit facilities. Massard Crossing was sold in July 2012 for a net sales price of $7.4 million and proceeds from the sale were used to reduce the balance on our secured credit facilities.
In the first quarter of 2012, the lender of the non-recourse mortgage loan secured by Columbia Place in Columbia, SC notified us that the loan had been placed in default. Columbia Place generates insufficient income levels to cover the debt service on the mortgage, which had a balance of $27.3 million at September 30, 2012, and a contractual maturity date of September 2013. The lender on the loan receives the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments.

Subsequent to September 30, 2012, we retired an existing non-recourse mortgage loan with a principal balance of $106.9 million, secured by Monroeville Mall in Monroeville, PA, with borrowings from our secured credit facilities. The loan was scheduled to mature in January 2013.
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

Instrument Type	Location in Consolidated Balance Sheet	Outstanding Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 9/30/2012	Fair Value at 12/31/11	Maturity Date
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$55,541 (amortizing to $48,337)	1-month LIBOR	2.149%	$(3,018)	$(2,674)	April 30, 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$34,770 (amortizing to $30,276)	1-month LIBOR	2.187%	(1,930)	(1,725)	April 30, 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$13,001 (amortizing to $11,313)	1-month LIBOR	2.142%	(704)	(622)	April 30, 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$11,572 (amortizing to $10,083)	1-month LIBOR	2.236%	(660)	(596)	April 30, 2016
Cap	Intangible lease assets and other assets	$124,250 (amortizing to $122,375)	3-month LIBOR	5.000%	—	—	January 1, 2014

Equity
During the nine months ended September 30, 2012, we paid dividends of $130.5 million to holders of our common stock and our preferred stock, as well as $49.3 million in distributions to the noncontrolling interest investors in our Operating Partnership and other consolidated subsidiaries.
On August 30, 2012, we announced a third quarter 2012 common stock dividend of $0.22 per share payable in cash that was paid on October 16, 2012. On June 1, 2012, we announced a second quarter 2012 common stock dividend of $0.22 per share payable in cash that was paid on July 17, 2012.  On February 24, 2012, we announced a first quarter 2012 common stock dividend of $0.22 per share payable in cash that was paid on April 17, 2012.  Future dividends payable will be determined by our Board of Directors based upon circumstances at the time of declaration.
In the third quarter of 2012, eleven    holders of 533,708 common units of limited partnership interest in the Operating Partnership exercised their conversion rights. We elected to issue 533,708 shares of common stock in exchange for the common units in the third quarter of 2012. Additionally, during the third quarter of 2012, JCP Realty, Inc., a wholly owned subsidiary of J.C. Penney Corporation, Inc., which held 1,895,358 common units of limited partnership interest in the Operating Partnership, and another holder of 36,376 common units of limited partnership interest in the Operating Partnership exercised their conversion rights. We elected to issue 1,931,734 shares of common stock in exchange for the common units in the fourth quarter of 2012. These shares were registered for public resale in October 2012 pursuant to the holders' exercise of contractual registration rights.
Jacobs Realty Investors Limited Partnership ("JRI"), holder of 9,757,100 common units of limited partnership interest in the Operating Partnership, exercised its conversion rights in May 2012. We elected to issue 9,757,100 shares of common stock in exchange in June 2012 and registered these shares for public resale by JRI in July 2012 pursuant to JRI's exercise of its contractual registration rights.
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
Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value of equity) ratio was 54.0% at September 30, 2012, compared to 67.8% at September 30, 2011. Our debt-to-market capitalization ratio at September 30, 2012 was computed as follows (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	190,194	$21.34	$4,058,740
7.75% Series C Cumulative Redeemable Preferred Stock	460	250.00	115,000
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00	453,750
Total market equity			4,627,490
Company’s share of total debt			5,430,783
Total market capitalization			$10,058,273
Debt-to-total-market capitalization ratio			54.0%

(1)
Stock price for common stock and Operating Partnership units equals the closing price of our common stock on September 28, 2012. The stock prices for the preferred stock represent the liquidation preference of each respective series of preferred stock.

In October 2012, we completed an underwritten public offering of 6,900,000 depositary shares, each representing 1/10th of a share of our 6.625% Series E Cumulative Redeemable Preferred Stock (the "Series E Preferred Stock") at $25.00 per share plus accrued dividends. We received net proceeds from the offering of approximately $166.6 million after deducting the underwriting discount and offering expenses. Net proceeds from this offering are for the redemption of all our outstanding 7.75% Series C Cumulative Redeemable Preferred Stock (the "Series C Shares") with an aggregate liquidation preference of $115.0 million, as discussed below. Additional proceeds were used to reduce outstanding balances on our secured credit facilities. We will pay cumulative dividends on the Series E Preferred Stock from the date of original issuance in the amount of $1.65625 per depositary share each year, which is equivalent to 6.625% of the $25.00 liquidation preference per depositary share. We may not redeem the Series E Preferred Stock before October 12, 2017, except in limited circumstances to preserve our REIT status or in connection with a change of control. On or after October 12, 2017, we may, at our option, redeem the Series E Preferred Stock in whole at any time or in part from time to time by paying $25.00 per depositary share, plus any accrued and unpaid dividends up to, but not including, the date of redemption. The Series E Preferred Stock generally has no stated maturity, will not be subject to any sinking fund or mandatory redemption. The Series E Preferred Stock is not convertible into any of the Company's securities, except under certain circumstances in connection with a change of control. Owners of the depositary shares representing Series E Preferred Stock generally have no voting rights except under dividend default.
On October 5, 2012, we called for redemption all 460,000 Series C Shares and all outstanding depositary shares, each representing 1/10th of a Series C Share. The aggregate redemption amount of $115.9 million, which included $0.9 million related to accrued and unpaid dividends, was paid on November 5, 2012. We will record a charge of $3.8 million in the fourth quarter of 2012 to write off direct issuance costs related to the Series C Shares and underlying depositary shares.
Capital Expenditures
Deferred maintenance expenditures are generally billed to tenants as common area maintenance expense, and most are recovered over a 5 to 15-year period. Renovation expenditures are primarily for remodeling and upgrades of malls, of which a portion is recovered from tenants over a 5 to 15-year period.  We recover these costs through fixed amounts with annual increases or pro rata cost reimbursements based on the tenant’s occupied space. The following table summarizes these capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three and nine month periods ended September 30, 2012 compared to 2011 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Tenant allowances (1)	$12,696	$11,239	$39,080	$32,135

Renovations	11,039	9,344	16,700	19,001

Deferred maintenance:
Parking lot and parking lot lighting	5,192	2,852	12,233	5,334
Roof repairs and replacements	2,705	945	6,528	2,728
Other capital expenditures	5,221	2,607	12,289	4,955
	13,118	6,404	31,050	13,017

	$36,853	$26,987	$86,830	$64,153
(1) Tenant allowances related to renewal leases were not material for the periods presented.
We capitalized overhead of $0.6 million and $1.0 million during the three months ended September 30, 2012 and 2011, respectively, and $2.5 million and $3.2 million during the nine months ended September 30, 2012 and 2011, respectively. We capitalized $0.7 million and $1.3 million of interest during the three months ended September 30, 2012 and 2011, respectively, and $1.9 million and $3.7 million during the nine months ended September 30, 2012 and 2011, respectively.
    The terms of the joint venture that we formed with TIAA-CREF require us to fund certain capital expenditures related to parking decks at West County Center estimated to be $26.4 million. As of September 30, 2012, we had funded $7.3 million of this amount leaving $19.1 million to be funded in 2012 and 2013.
Annual capital expenditures budgets are prepared for each of our properties that are intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, will provide the necessary funding for these expenditures.
Developments and Expansions
The following tables summarize our development projects as of September 30, 2012 (dollars in thousands):
Properties Opened During the Nine Months Ended September 30, 2012
(Dollars in thousands)

			CBL's Share of
Property	Location	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Opening Date	Initial Yield
Community Center Expansion:
The Forum at Grandview - Phase II (3)	Madison, MS	83,060	$16,826	$12,670	April-12	7.6%

Mall Redevelopment:
Foothills Mall/Plaza - Carmike Cinemas	Maryville, TN	45,276	$8,337	$8,708	March-12	7.3%

Total Properties Opened		128,336	$25,163	$21,378

(1)	Total cost is presented net of reimbursements to be received.

(2)	Cost to date does not reflect reimbursements until they are received.

(3)	This property is a 75/25 joint venture. Total cost and cost to date are reflected at 100 percent.
In the second quarter of 2012, we opened the second phase of The Forum at Grandview, our 75/25 joint venture community center development in Madison, MS, which is anchored by Michaels, ULTA, HomeGoods and Petco.

In the first quarter of 2012, Carmike Cinemas opened a state-of-the art 12-screen movie theater complex at Foothills Mall in Maryville, TN.
Properties Under Development at September 30, 2012
(Dollars in thousands)

		Total Project Square Feet	CBL's Share of
			Total Cost (1)	Cost to Date (2)	Expected Opening Date	Initial Yield
Property	Location
Community Centers:
Waynesville Commons	Waynesville, NC	127,585	$9,987	$9,336	October-12	10.6%
The Crossings at Marshalls Creek	Middle Smithfield, PA	104,525	18,983	9,373	Summer-13	9.8%
		232,110	$28,970	$18,709

Mall Expansion:
The Shoppes at Southaven Town Center - Phase I	Southaven, MS	15,557	$1,828	$1,733	Fall-12	16.4%

Outlet Centers:
The Outlet Shoppes at Atlanta (3)	Woodstock, GA	370,456	$80,490	$21,765	Summer-13	10.0%
The Outlet Shoppes at Oklahoma City - Phase II (3)	Oklahoma City, OK	27,850	6,668	3,460	Fall-12	11.4%
		398,306	$87,158	$25,225

Mall Redevelopment:
Monroeville Mall - JC Penney/Cinemark	Pittsburgh, PA	464,792	$26,178	$8,448	October-12/ Winter-13	7.6%

Total Properties Under Development		1,110,765	$144,134	$54,115

(1)	Total cost is presented net of reimbursements to be received.

(2)	Cost to date does not reflect reimbursements until they are received.

(3)	These properties are 75/25 joint ventures. Total cost and cost to date are reflected at 100 percent.
In October 2012, we announced the opening of Waynesville Commons, a community center located in Waynesville, NC. The 100% leased center is anchored by Belk, PetSmart and Michaels and located next to an existing Wal-Mart.
We began construction in August 2012 on The Crossings at Marshalls Creek, a community center development, which will be anchored by Price Chopper super market, Rite Aid, STS Tire and Auto Centers, and Family Dollar. The project is currently 80% leased or committed with a grand opening scheduled for summer 2013.
Construction continues on an expansion of Southaven Town Center, an open-air center. The project is scheduled for completion in late fall 2012 and is fully leased to Men's Warehouse, College Station, Torrid and Rue 21.
Construction is in progress on The Outlet Shoppes at Atlanta. The 370,500 square foot project is already 81% leased or committed with retailers including Saks Fifth Avenue OFF 5TH, Nike, Levi's, Brooks Brothers, Converse, Cole Haan, and others. This project is a 75/25 joint venture scheduled to open in August 2013.
Construction also continues on a second phase of 28,000 square feet to The Outlet Shoppes at Oklahoma City. The 100% leased or committed expansion is scheduled to open in November 2012 and will feature several new tenants including Columbia Sports, Ann Taylor LOFT, Waterford, Kenneth Cole, Lucky Jeans, and Coach Men.
A new 110,000 square foot JC Penney store opened in October 2012 in conjunction with our redevelopment project at Monroeville Mall. The redevelopment also includes a 12-screen Cinemark Theatre, anticipated to open in late 2013.
Renovations continue at four of our malls, including Cross Creek Mall in Fayetteville, NC; Post Oak Mall in College Station, TX; Turtle Creek Mall in Hattiesburg, MS and Mall del Norte in Laredo, TX.  The projects are scheduled for completion by the end of 2012. The aggregate expenditure for these renovations is estimated to be approximately $19.5 million. We believe our renovation program is important to the continued growth of our properties in helping to attract new retailers as well as drive traffic and sales.

We hold options to acquire certain development properties owned by third parties.  Except for the projects presented above, we do not have any other material capital commitments as of September 30, 2012.
Acquisitions
In the second quarter of 2012, we acquired Dakota Square Mall located in Minot, ND for $91.5 million. The total purchase price included $32.5 million of cash and the assumption of $59.0 million of non-recourse debt that bears interest at a fixed rate of 6.23% and matures in November 2016. We also incurred $0.3 million of costs related to the transaction that were recorded as general and administrative expense.
In the second quarter of 2012, we entered into a joint venture, Atlanta Outlet Shoppes, LLC, with a third party to develop, own, and operate The Outlet Shoppes at Atlanta, an outlet center development located in Woodstock, GA. We hold a 75% ownership interest in the joint venture. In August 2012, the joint venture closed on a construction loan with a maximum capacity of $69.8 million that bears interest at LIBOR plus a margin of 275 basis points. The loan matures in August 2015 and has two one-year extension options available. We have guaranteed 100% of this loan.
In the second quarter of 2012, we exercised our right with our noncontrolling interest partner to convert a mezzanine loan into a member interest in The Outlet Shoppes at Gettysburg, located in Gettysburg, PA. After conversion, we own a 50.0% interest in the outlet center. Our investment of $24.8 million consisted of a $4.5 million converted mezzanine loan and the assumption of $20.3 million of debt. The $40.6 million of debt, of which our share is 50%, bears interest at a fixed rate of 5.87% and matures in February 2016.
In the second quarter of 2012, we acquired a 75.0% joint venture interest in The Outlet Shoppes at El Paso, an outlet shopping center located in El Paso, TX, and a 50% joint venture interest in outparcel land adjacent to the outlet shopping center. Our investment of $85.6 million includes cash consideration of $35.4 million and the assumption of $50.2 million of non-recourse debt. The $66.9 million of debt, of which our share is 75.0%, bears interest at a fixed rate of 7.06% and matures in December 2017.
Off-Balance Sheet Arrangements
Unconsolidated Affiliates
We have ownership interests in 18 unconsolidated affiliates as of September 30, 2012 that are described in Note 5 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as “Investments in Unconsolidated Affiliates.”  The following are circumstances when we may consider entering into a joint venture with a third party:

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

Preferred Joint Venture Units
We consolidate our investment in a joint venture, CW Joint Venture, LLC ("CWJV"), with Westfield Group ("Westfield").  The terms of the joint venture agreement require that CWJV pay an annual preferred distribution at a rate of 5.0%, which increases to 6.0% on July 1, 2013, on the preferred liquidation value of the perpetual preferred joint venture units ("PJV units") of CWJV that are held by Westfield.  Westfield has the right to have all or a portion of the PJV units redeemed by CWJV with property owned by CWJV, and subsequent to October 16, 2012, with either cash or property owned by CWJV, in each case for a net equity amount equal to the preferred liquidation value of the PJV units. At any time after January 1, 2013, Westfield may propose that CWJV acquire certain qualifying property that would be used to redeem the PJV units at their preferred liquidation value. If CWJV does not redeem the PJV units with such qualifying property (a “Preventing Event”), then the annual preferred distribution rate on the PJV units increases to 9.0% beginning July 1, 2013.  We will have the right, but not the obligation, to offer to redeem the PJV units from January 31, 2013 through January 31, 2015 at their preferred liquidation value, plus accrued and unpaid distributions. We amended the joint venture agreement with Westfield in September 2012 to provide that, if we exercise our right to offer to redeem the PJV units on or before August 1, 2013, then the preferred liquidation value will be reduced by $10.0 million so long as Westfield does not reject the offer and the redemption closes on or before September 30, 2013. If we fail to make such an offer, the annual preferred distribution rate on the PJV units increases to 9.0% for the period from July 1, 2013 through June 30, 2016, at which time it decreases to 6.0% if a Preventing Event has not occurred.  If, upon redemption of the PJV units, the fair value of our common stock is greater than $32.00 per share, then such excess (but in no case greater than $26.0 million in the aggregate) shall be added to the aggregate preferred liquidation value payable on account of the PJV units.  We account for this contingency using the method prescribed for earnings or other performance measure contingencies.  As such, should this contingency result in additional consideration to Westfield, we will record the current fair value of the consideration issued as a purchase price adjustment at the time the consideration is paid or payable.
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
We own a parcel of land in Lee’s Summit, MO that we are ground leasing to a third party development company.  The third party developed and operates a shopping center on the land parcel.  We have guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount, representing 27% of capacity, is approximately $18.6 million.  In the third quarter of 2012, the loans were modified and extended to December 2012. In August 2012, proceeds from a bond issuance were applied to reduce $10.4 million of the outstanding balance on the bond line of credit. Additionally, $1.0 million of the construction loan was repaid. The total amount outstanding at September 30, 2012 on the loans was $49.3 million of which we have guaranteed $13.3 million. We included an obligation of $0.2 million as of September 30, 2012 and December 31, 2011 in the accompanying condensed consolidated balance sheets to reflect the estimated fair value of the guaranty.
We have guaranteed 100% of the construction and land loans of West Melbourne I, LLC (“West Melbourne”), an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $45.5 million.  West Melbourne developed and operates Hammock Landing, a community center in West Melbourne, FL. The total amount outstanding on the loans at September 30, 2012 was $45.5 million. The guaranty will expire upon repayment of the debt.  The land loan, and the construction loan, each representing $3.0 million and $42.5 million, respectively, of the amount outstanding at September 30, 2012, mature in November 2013. The construction loan has a one-year extension option available. We included an obligation of $0.5 million in the accompanying condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011 to reflect the estimated fair value of this guaranty.
We have guaranteed 100% of the construction loan of Port Orange, an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $64.0 million.  Port Orange developed and operates The Pavilion at Port Orange, a community center in Port Orange, FL.  The total amount outstanding at September 30, 2012 on the loan was $64.0 million. The guaranty will expire upon repayment of the debt.  The loan matures in March 2014 and has a one-year extension option available. We included an obligation of $1.0 million in the accompanying condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011 to reflect the estimated fair value of this guaranty.
We have guaranteed the lease performance of YTC, an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22.0 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to $10.0 million. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $18.0 million as of September 30, 2012.  We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty.  We did not include an obligation for this guaranty because we determined that the fair value of the guaranty is not material.

In July 2012, we guaranteed 100% of a term loan for Gulf Coast, an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $6.9 million. The loan is for the third phase expansion of Gulf Coast Town Center, a shopping center located in Ft. Myers, FL. The total amount outstanding at September 30, 2012 on the loan was $6.9 million. The guaranty will expire upon repayment of the debt. The loan matures in July 2015. We did not include an obligation for this guaranty because we determined that the fair value of the guaranty is not material.

In August 2012, we guaranteed 100% of a construction loan for the Atlanta Outlet Shoppes, a joint venture in which we own a 75% interest and the maximum guaranteed amount is $69.8 million.  Atlanta Outlet Shoppes is developing The Outlet Shoppes at Atlanta, an outlet center in Woodstock, GA.  The total amount outstanding at September 30, 2012 on the loan was $5.0 million. The guaranty will expire upon repayment of the debt.  The loan matures in August 2015 and has two one-year extension options available. We included an obligation of $0.2 million in the accompanying condensed consolidated balance sheet as of September 30, 2012 to reflect the estimated fair value of this guaranty.

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

Carrying Value of Long-Lived Assets

We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts or if there are other indicators of impairment. If it is determined that impairment has occurred, the amount of the impairment charge is equal to the excess of the asset’s carrying value over its estimated fair value.  We estimate fair value using the undiscounted cash flows expected to be generated by each property, which are based on a number of assumptions such as leasing expectations, operating budgets, estimated useful lives, future maintenance expenditures, intent to hold for use and capitalization rates, among others.  These assumptions are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated in our impairment analyses may not be achieved. See Note 3 and Note 4 to the condensed consolidated financial statements for information related to the impairment of long-lived assets for the three and nine month periods ended September 30, 2012 and 2011.

Allowance for Doubtful Accounts

We periodically perform a detailed review of amounts due from tenants and others to determine if accounts receivable balances are impaired based on factors affecting the collectibility of those balances.  Our estimate of the allowance for doubtful accounts requires significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.  We recorded a provision for doubtful accounts of $2.2 million and $2.0 million for the nine months ended September 30, 2012 and 2011, respectively.

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

No impairments of investments in unconsolidated affiliates were incurred during the three and nine month periods ended September 30, 2012 and 2011.

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
During the nine months ended September 30, 2012 and 2011, we recorded a gain on extinguishment of debt of $0.2 million and $32.0 million, respectively.  Considering the significance and nature of this item, we believe that it is important to identify the impact of the change on our FFO measures for a reader to have a complete understanding of our results of operations.  Therefore, we have also presented our FFO measure excluding this item.
     FFO of the Operating Partnership increased to $101.8 million during the three months ended September 30, 2012 compared to $91.1 million in the prior year period. FFO of the Operating Partnership decreased to $295.1 million during the nine months ended September 30, 2012 compared to $308.4 million for the same period in 2011. Excluding the gain on extinguishment of debt, FFO of the Operating Partnership for the three and nine month periods ended September 30, 2012 and 2011was $101.7 million as compared to $91.1 million and $294.9 million as compared to $276.4 million, an increase of $10.6 million and $18.5 million, respectively. FFO was positively impacted by lower interest expense due to ongoing efforts to reduce debt levels, improvements in same-center NOI and the addition of the New Properties.

The reconciliation of FFO to net income (loss) attributable to common shareholders is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss) attributable to common shareholders	$(2,520)	$(27,320)	$31,732	$19,187
Noncontrolling interest in income (loss) of operating partnership	(1,776)	(7,760)	7,783	5,443
Depreciation and amortization expense of:
Consolidated properties	67,186	70,720	198,123	209,925
Unconsolidated affiliates	10,828	7,020	32,947	21,132
Discontinued operations	114	684	576	1,657
Non-real estate assets	(478)	(732)	(1,366)	(1,959)
Noncontrolling interests' share of depreciation and amortization	(1,208)	(214)	(3,537)	(516)
Loss on impairment of real estate, net of tax	29,773	51,068	29,969	56,070
Gain on depreciable property	—	(2,406)	(493)	(2,406)
(Gain ) loss on discontinued operations, net of tax	(89)	31	(644)	(86)
Funds from operations of the operating partnership	101,830	91,091	295,090	308,447
Gain on extinguishment of debt	(178)	—	(178)	(32,015)
Funds from operations of the operating partnership, as adjusted	$101,652	$91,091	$294,912	$276,432

The reconciliations of FFO of the Operating Partnership to FFO allocable to Company shareholders, including and excluding the gain on extinguishment of debt, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Funds from operations of the operating partnership	$101,830	$91,091	$295,090	$308,447
Percentage allocable to common shareholders (1)	83.43%	77.93%	80.30%	77.90%
Funds from operations allocable to common shareholders	$84,957	$70,987	$236,957	$240,280

Funds from operations of the operating partnership, as adjusted	$101,652	$91,091	$294,912	$276,432
Percentage allocable to common shareholders (1)	83.43%	77.93%	80.30%	77.90%
Funds from operations allocable to Company shareholders, as adjusted	$84,808	$70,987	$236,814	$215,341

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

Interest Rate Risk

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at September 30, 2012, a 0.5% increase or decrease in interest rates on variable rate debt would decrease or increase annual cash flows by approximately $5.0 million and $2.2 million, respectively, and increase or decrease annual interest expense, after the effect of capitalized interest, by approximately $4.8 million and $2.3 million, respectively.

Based on our proportionate share of total consolidated and unconsolidated debt at September 30, 2012, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $97.9 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $90.8 million.

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

ITEM 1A.    Risk Factors

The following information updates the information disclosed in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011, by providing information that is current as of September 30, 2012:

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

We own partial interests in 27 malls, 11 associated centers, eight community centers and eight office buildings. We manage all but six of these properties.  Governor’s Square, Governor’s Plaza, Kentucky Oaks, The Outlet Shoppes at Oklahoma City, The Outlet Shoppes at El Paso, and The Outlet Shoppes at Gettysburg are all owned by joint ventures and are managed by a property manager that is affiliated with the third party partner.  The property manager performs the property management and leasing services for these six properties and receives a fee for its services. The managing partner of the properties controls the cash flow distributions, although our approval is required for certain major decisions.

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

We believe that our properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. As of September 30, 2012, we have recorded in our financial statements a liability of $3.1 million related to potential future asbestos abatement activities at our properties which are not expected to have a material impact on our financial condition or results of operations. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former properties. Therefore, we have not recorded any liability related to hazardous or toxic substances. Nevertheless, it is possible that the environmental assessments available to us do not reveal all potential environmental liabilities. It is also possible that subsequent investigations will identify material contamination, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the properties has not been or will not be affected by tenants and occupants of the properties, by the condition of properties in the vicinity of the properties or by third parties unrelated to us, the Operating Partnership or the relevant property’s partnership.

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

On October 5, 2012, we completed an underwritten public equity offering (the “Series E Offering”) of 6,900,000 depositary shares, each representing 1/10th of a share of our 6.625% Series E Preferred Stock, having a liquidation preference of $25.00 per depositary share. We used approximately $115.9 million of the $166.6 million in net proceeds received from this offering to redeem all of our outstanding 7.75% Series C Cumulative Redeemable Preferred Stock, including accrued and unpaid dividends, as of November 5, 2012, with the remaining net proceeds being applied to reduce outstanding balances on our lines of credit. We have the option to redeem all or a portion of such depositary shares at any time on or after October 5, 2017, at $25.00 per depositary share, plus all accrued and unpaid dividends to, but not including, the date of redemption. We also have the option to redeem all or a portion of the depositary shares at any time under circumstances intended to preserve our status as a real estate investment trust for federal and/or state income tax purposes. In addition, upon the occurrence of a Change of Control (as defined in the Certificate of Designations for our Series E Preferred Stock), we may, at our option, redeem all or a portion of the depositary shares, within 120 days after the first date on which such Change of Control occurred, at $25.00 per depositary share plus all accrued and unpaid dividends to, but not including, the date of redemption. These 6,900,000 depositary shares will accrue dividends totaling approximately $11.4 million annually, decreasing earnings per share available to our common shareholders and the amounts available to our common shareholders for dividend payments.

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

We are significantly dependent upon external financing to fund the growth of our business and ensure that we meet our debt servicing requirements. Our access to financing depends on the willingness of lending institutions to grant credit to us and conditions in the capital markets in general.  An economic recession may cause extreme volatility and disruption in the capital and credit markets.  We rely upon our largest credit facilities as sources of funding for numerous transactions.   Our access to these funds is dependent upon the ability of each of the participants to the credit facilities to meet their funding commitments.  When markets are volatile, access to capital and credit markets could be disrupted over an extended period of time and many financial institutions may not have the available capital to meet their previous commitments.  The failure of one or more significant participants to our credit facilities to meet their funding commitments could have an adverse effect on our financial condition and results of operations.  This may make it difficult to obtain the financing we may need for future growth and/or to meet our debt service obligations as they mature.  Although we have successfully obtained debt for refinancings of our maturing debt, acquisitions and the construction of new developments in the past, we cannot make any assurances as to whether we will be able to obtain debt in the future, or that the financing options available to us will be on favorable or acceptable terms.

Our indebtedness is substantial and could impair our ability to obtain additional financing.

At September 30, 2012, our total share of consolidated and unconsolidated debt outstanding was approximately $5,430.8 million, which represented approximately 54.0% of our total market capitalization at that time, and our total share of consolidated and unconsolidated debt maturing in 2012, 2013 and 2014, giving effect to all maturity extensions that are available at our election, was approximately $180.5 million, $645.0 million and $409.0 million, respectively.

On a pro forma basis as of September 30, 2012, after giving effect to the Series E Offering and the use of proceeds from that offering as described above, our total share of consolidated and unconsolidated debt would have been approximately $5,380.0 million. As of such date, and giving effect to the Series E Offering, our total share of consolidated and unconsolidated debt maturing in 2012, 2013 and 2014, giving effect to all maturity extensions that are available at our election, would have been approximately $180.5 million, $645.0 million and $358.2 million, respectively.

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

As of September 30, 2012, our total share of consolidated and unconsolidated variable rate debt was $1,008.8 million.  Increases in interest rates will increase our cash interest payments on the variable rate debt we have outstanding from time to time.  If we do not have sufficient cash flow from operations, we might not be able to make all required payments of principal and interest on our debt, which could result in a default or have a material adverse effect on our financial condition and results of operations, and which might adversely affect our cash flow and our ability to make distributions to shareholders.  These significant debt payment obligations might also require us to use a significant portion of our cash flow from operations to make interest and principal payments on our debt rather than for other purposes such as working capital, capital expenditures or distributions on our common equity.

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

Our credit facilities require us to satisfy certain affirmative and negative covenants and to meet numerous financial tests.  The financial covenants under the credit facilities require, among other things, that our Debt to Gross Asset Value ratio, as defined in the agreements to our credit facilities, be less than 65%, that our Interest Coverage ratio, as defined, be greater than 1.75, and that our Debt Service Coverage ratio, as defined, be greater than 1.50.  Compliance with each of these ratios is dependent upon our financial performance.  The Debt to Gross Asset Value ratio is based, in part, on applying a capitalization rate to our earnings before income taxes, depreciation and amortization (“EBITDA”), as defined in the agreements to our credit facilities.  Based on this calculation method, decreases in EBITDA would result in an increased Debt to Gross Asset Value ratio, although overall debt levels remain constant.  As of September 30, 2012, the Debt to Gross Asset Value ratio was 52.5% and we believe we were in compliance with all other covenants related to our credit facilities. Based on a rolling twelve months, our interest coverage ratio was 2.59x and our debt service coverage ratio was 2.00x.

RISKS RELATED TO GEOGRAPHIC CONCENTRATIONS

Since our properties are located principally in the Southeastern and Midwestern United States, our financial position, results of operations and funds available for distribution to shareholders are subject generally to economic conditions in these regions.

Our properties are located principally in the southeastern and midwestern United States. Our properties located in the southeastern United States accounted for approximately 48.2% of our total revenues from all properties for the nine months ended September 30, 2012 and currently include 43 malls, 20 associated centers, seven community centers and 18 office buildings. Our properties located in the midwestern United States accounted for approximately 31.1% of our total revenues from all properties for the nine months ended September 30, 2012 and currently include 27 malls and four associated centers. Our results of operations and funds available for distribution to shareholders therefore will be subject generally to economic conditions in the southeastern and midwestern United States. While we already have properties located in seven states across the southwestern, northeastern and western regions, we will continue to look for opportunities to geographically diversify our portfolio in order to minimize dependency on any particular region; however, the expansion of the portfolio through both acquisitions and developments is contingent on many factors including consumer demand, competition and economic conditions.

Our financial position, results of operations and funds available for distribution to shareholders could be adversely affected by any economic downturn affecting the operating results at our properties in the St. Louis, MO; Chattanooga, TN; Madison, WI; Lexington, KY; and Nashville, TN metropolitan areas, which are our five largest markets.

Our properties located in the St. Louis, MO; Chattanooga, TN; Madison, WI; Lexington, KY; and Nashville, TN metropolitan areas accounted for approximately 8.2%, 3.7%, 3.2%, 2.8% and 2.7%, respectively, of our total revenues for the nine months ended September 30, 2012. No other market accounted for more than 2.6% of our total revenues for the nine months ended September 30, 2012. Our financial position and results of operations will therefore be affected by the results experienced at properties located in these metropolitan areas.

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

The Change of Control conversion and redemption features of the shares of our Series E Preferred Stock and the underlying depositary shares may make it more difficult for a party to take over the Company or discourage a party from taking over the Company.

Upon the occurrence of a Change of Control (as defined in the Certificate of Designations for our Series E Preferred Stock) which results in shares of our common stock and the common securities of the acquiring or surviving entity (or American depositary shares (or “ADSs”) representing such securities) not being listed on the NYSE, the NYSE MKT or NASDAQ or listed on an exchange that is a successor to the NYSE, the NYSE MKT or NASDAQ, holders of the depositary shares representing interests in our Series E Preferred Stock will have the right under certain circumstances to convert some or all of their depositary shares into shares of our common stock (or equivalent value of alternative consideration, if holders of our common stock receive certain alternative forms of consideration in the transaction giving rise to the Change of Control). Upon such a conversion, the maximum number of shares of common stock that holders of depositary shares will receive for each depositary share converted will be limited to the Share Cap (as defined in the Certificate of Designations for our Series E Preferred Stock). If the Common Share Price is less than $10.805 (which is 50% of the per share closing sale price of our common stock on September 27, 2012), subject to adjustment, the holders will receive a maximum of 2.3137 shares of our common stock per depositary share, which may result in a holder receiving value that is less than the liquidation preference of the depositary shares. In addition, there is an aggregate cap of 15,964,530 shares of common stock (or equivalent alternative consideration) issuable upon exercise of the Change of Control conversion right. These features of the Series E Preferred Stock may have the effect of inhibiting a third party from making an acquisition proposal for the Company or of delaying, deferring or preventing a Change of Control of the Company under circumstances that otherwise could provide the holders of our common stock and Series E Preferred Stock with the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests.

ITEM 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1–31, 2012	97	$19.76	—	$—
August 1–31, 2012	—	—	—	—
September 1–30, 2012	—	—	—	—
Total	97	$19.76	—	$—

(1)	Represents shares surrendered to the Company by employees to satisfy federal and state income tax with requirements related to the vesting of shares of restricted stock.
(2)
Represents the market value of the common stock on the vesting date for the shares of restricted stock, which was used to determine the number of shares required to be surrendered to satisfy income tax withholding requirements.

ITEM 3:    Defaults Upon Senior Securities

None.

ITEM 4:    Mine Safety Disclosures

Not applicable.

ITEM 5:    Other Information

The Company recognized material impairments totaling $29.1 million to write-down the depreciable basis of four properties. As part of its quarterly impairment process during the third quarter of 2012, the Company recorded a $3.0 million impairment of real estate related to The Courtyard at Hickory Hollow, an associated center located in Antioch, TN and a $17.7 million impairment of real estate related to Willowbrook Plaza, a community center located in Houston, TX. The depreciable basis of both properties was written down to their estimated fair values as of the same date. Additionally, we determined that two malls met the criteria to be classified as held for sale as of September 30, 2012 and recorded an impairment of real estate of $8.0 million related to Hickory Hollow Mall, located in Antioch, TN and an impairment of real estate of $0.4 million related to Towne Mall, located in Franklin, OH. Both of these properties were written down from depreciated book value to expected sales price and both were sold in October 2012. See Note 3, Note 4, and Note 15 to the condensed consolidated financial statements for additional information about these properties.

ITEM 6:    Exhibits

The Exhibit Index attached to this report is incorporated by reference into this Item 6.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBL & ASSOCIATES PROPERTIES, INC.

/s/ Farzana K. Mitchell
_____________________________________
Farzana K. Mitchell
Executive Vice President -
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)

Date: November 9, 2012

INDEX TO EXHIBITS

Exhibit Number	Description
4.13	Certificate of Designations, dated October 1, 2012, relating to the 6.625% Series E Cumulative Redeemable Preferred Stock*
10.1.2	Certificate of Designation, dated October 1, 2012, relating to the 6.625% Series E Cumulative Redeemable Preferred Units**
12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends
31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Incorporated by reference from Exhibit 14 to the Company's Registration Statement on Form 8-A filed on October 1, 2012. Commission File 1-12494.

** Incorporated by reference from the Company's Current Report on Form 8-K, filed on October 5, 2012. Commission File 1-12494.