Form 10-K
period 2012-12-31
CBL & ASSOCIATES PROPERTIES INC
filed 2013-03-01
CIK 910612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO _______________

COMMISSION FILE NO. 1-12494
______________

CBL & ASSOCIATES PROPERTIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-1545718 (I.R.S. Employer Identification No.)

2030 Hamilton Place Blvd., Suite 500 Chattanooga, TN (Address of principal executive offices)	37421 (Zip Code)
Registrant’s telephone number, including area code:  423.855.0001
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
7.375% Series D Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange
6.625% Series E Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

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

The aggregate market value of the 152,114,757 shares of common stock held by non-affiliates of the registrant as of June 30, 2012 was $2,972,322,352, based on the closing price of $19.54 per share on the New York Stock Exchange on June 29, 2012. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)

As of February 28, 2013, 161,497,204 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

PART I

ITEM 1. BUSINESS

Background
     CBL & Associates Properties, Inc. (“CBL”) was organized on July 13, 1993, as a Delaware corporation, to acquire substantially all of the real estate properties owned by CBL & Associates, Inc., which was formed by Charles B. Lebovitz in 1978, and by certain of its related parties.  On November 3, 1993, CBL completed an initial public offering (the “Offering”). Simultaneous with the completion of the Offering, CBL & Associates, Inc., its shareholders and affiliates and certain senior officers of the Company (collectively, “CBL’s Predecessor”) transferred substantially all of their interests in its real estate properties to CBL & Associates Limited Partnership (the “Operating Partnership”) in exchange for common units of limited partner interest in the Operating Partnership. The interests in the Operating Partnership contain certain conversion rights that are more fully described in Note 8 to the consolidated financial statements. The terms “we”, “us”, “our” and the “Company” refer to CBL and its subsidiaries.

The Company’s Business
     We are a self-managed, self-administered, fully integrated real estate investment trust (“REIT”). We own, develop, acquire, lease, manage, and operate regional shopping malls, open-air centers, associated centers, community centers and office properties. Our properties are located in 27 states, but are primarily in the southeastern and midwestern United States. We have elected to be taxed as a REIT for federal income tax purposes.
     We conduct substantially all of our business through the Operating Partnership. We are the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. CBL Holdings I, Inc. is the sole general partner of the Operating Partnership. At December 31, 2012, CBL Holdings I, Inc. owned a 1.0% general partner interest and CBL Holdings

II, Inc. owned a 83.5% limited partner interest in the Operating Partnership, for a combined interest held by us of 84.5%.
     As of December 31, 2012, we owned:

▪
controlling interests in 77 regional malls/open-air and outlet centers (including one mixed-use center) and noncontrolling interests in nine regional malls (the “Malls”), controlling interests in 28 associated centers and noncontrolling interests in four associated centers (the “Associated Centers”), controlling interests in six community centers and noncontrolling interests in four community centers (the “Community Centers”), and controlling interests in 13 office buildings which include our corporate office building and noncontrolling interests in seven office buildings (the “Office Buildings”);

▪
controlling interests in the development of one outlet center owned in a 75%/25% joint venture, one community center, one mall expansion, and two mall redevelopments that are under construction at December 31, 2012 (the "Construction Properties"), as well as options to acquire certain shopping center development sites; and

▪
mortgages on six properties, each of which is collateralized by either a first mortgage, a second mortgage or by assignment of 100% of the ownership interests in the underlying real estate and related improvements (the “Mortgages”).

     The Malls, Associated Centers, Community Centers, Office Buildings, Construction Properties and Mortgages are collectively referred to as the “Properties” and individually as a “Property.”
We conduct our property management and development activities through CBL & Associates Management, Inc. (the “Management Company”) to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code").  The Operating Partnership owns 100% of the Management Company’s outstanding preferred stock and common stock.
 The Management Company manages all but 13 of the Properties. Governor’s Square and Governor’s Plaza in Clarksville, TN and Kentucky Oaks Mall in Paducah, KY are all owned by unconsolidated joint ventures and are managed by a property manager that is affiliated with the third party managing general partner, which receives a fee for its services. The managing general partner of each of these Properties controls the cash flow distributions, although our approval is required for certain major decisions.  The Outlet Shoppes at Oklahoma City in Oklahoma City, OK, The Outlet Shoppes at Gettysburg in Gettysburg, PA, The Outlet Shoppes at El Paso in El Paso, TX and Kirkwood Mall in Bismarck, ND are owned by consolidated joint ventures and managed by a property manager that is affiliated with the third party partner or a third party property manager, which receives a fee for its services. Further, we have contracted with a third-party firm that provides property management services to oversee the operations of our six office buildings located in Chesapeake, VA and Newport News, VA.  The firm receives a fee for its services.
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

The following terms used in this Annual Report on Form 10-K will have the meanings described below:

▪	GLA – refers to gross leasable area of retail space in square feet, including anchors and mall tenants.

▪	Anchor – refers to a department store or other large retail store greater than or equal to 50,000 square feet.

▪	Junior Anchor - non-traditional department store or retail store comprising more than 20,000 square feet and less than 50,000 square feet.

▪	Freestanding – property locations that are not attached to the primary complex of buildings that comprise the mall shopping center.

▪	Outparcel – land used for freestanding developments, such as retail stores, banks and restaurants, which are generally on the periphery of the Properties.

Significant Markets and Tenants

Top Five Markets

Our top five markets, based on percentage of total revenues, were as follows for the year ended December 31, 2012:

Market	Percentage of Total Revenues
St. Louis, MO	8.2%
Chattanooga, TN	3.7%
Madison, WI	3.2%
Lexington, KY	2.8%
Nashville, TN	2.7%

Top 25 Tenants

     Our top 25 tenants based on percentage of total revenues were as follows for the year ended December 31, 2012:

Tenant	Number of Stores	Square Feet	Percentage of Total Revenues
Limited Brands, LLC (1)	164	833,011	3.20%
Foot Locker, Inc.	170	659,326	2.38%
AE Outfitters Retail Company	88	519,768	2.06%
The Gap, Inc.	76	856,426	1.73%
Signet Group plc (2)	113	205,040	1.72%
Genesco Inc. (3)	200	298,382	1.60%
JC Penney Company, Inc. (4)	75	8,749,756	1.58%
Abercrombie & Fitch, Co.	76	515,660	1.56%
Dick's Sporting Goods, Inc.	22	1,272,713	1.44%
Luxottica Group, S.P.A. (5)	129	284,587	1.35%
Dress Barn, Inc. (6)	131	619,906	1.35%
Express Fashions	49	409,730	1.30%
Aeropostale, Inc.	89	324,083	1.30%
Zale Corporation	131	137,469	1.21%
Finish Line, Inc.	69	365,663	1.19%
New York & Company, Inc.	50	357,670	1.04%
Best Buy Co., Inc. (7)	67	554,025	1.02%
Sun Capital Partners, Inc. (8)	54	650,688	0.98%
Forever 21 Retail, Inc.	23	421,545	0.98%
The Buckle, Inc.	51	256,655	0.93%
Charlotte Russe Holding, Inc.	52	356,146	0.91%
The Children's Place Retail Stores, Inc.	60	265,012	0.85%
Claire's Stores, Inc.	122	144,258	0.81%
Christopher & Banks, Inc.	73	252,065	0.77%
Sears, Roebuck and Co. (9)	70	9,344,328	0.76%
	2,204	28,653,912	34.02%

(1)	Limited Brands, LLC operates Victoria's Secret and Bath & Body Works.

(2)	Signet Group plc operates Kay Jewelers, Marks & Morgan, JB Robinson, Shaw's Jewelers, Osterman's Jewelers, LeRoy's Jewelers, Jared Jewelers, Belden Jewelers and Rogers Jewelers.

(3)	Genesco Inc. operates Journey's, Jarman, Underground Station, Hat World, Lids, Hat Zone, and Cap Factory stores.

(4)	JC Penney Company, Inc. owns 36 of these stores.

(5)	Luxottica Group, S.P.A. operates Lenscrafters, Sunglass Hut, and Pearle Vision.

(6)	Dress Barn, Inc. operates Justice, dressbarn and maurices.

(7)	Best Buy Co,, Inc. operates Best Buy and Best Buy Mobile.

(8)	Sun Capital Partners, Inc. operates Gordmans, Life Uniform, Limited Stores, Fazoli's Restaurants, Smokey Bones, and Bar Louie Restaurants.

(9)	Sears, Roebuck and Co. owns 50 of these stores.

Growth Strategy

Our objective is to achieve growth in funds from operations (see page 70 for a discussion of funds from operations) by maximizing cash flows through a variety of methods as further discussed below.

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
Redevelopments
Redevelopments represent situations where we capitalize on opportunities to add incremental square footage or increase the productivity of previously occupied space through aesthetic upgrades, retenanting and/or changing the retail use of the space. Many times, redevelopments result from acquiring possession of anchor space and subdividing it into multiple spaces. The following presents the redevelopments we completed during 2012 and those under construction at December 31, 2012:

Property	Location	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Opening Date
Completed in 2012:
Foothills Mall/Plaza - Carmike Cinema	Maryville, TN	45,276	$8,337	$8,718	March 2012

Currently under construction:
Monroeville Mall - JC Penney/Cinemark	Pittsburgh, PA	464,792	$26,178	$8,784	October 2012/Winter 2013
Southpark Mall - Dick's Sporting Goods	Colonial Heights, VA	91,770	9,891	860	Fall 2013
		556,562	$36,069	$9,644

(1)	Total cost is presented net of reimbursements to be received.

(2)	Cost to date does not reflect reimbursements until they are received.
Our total cost of the redevelopment projects completed in 2012 was $8.3 million. Our total investment upon completion of redevelopment projects that are under construction as of December 31, 2012 is projected to be $36.1 million.

Renovations
Renovations usually include remodeling and upgrading existing facades, uniform signage, new entrances and floor coverings, updating interior décor, resurfacing parking lots and improving the lighting of interiors and parking lots. Renovations can result in attracting new retailers, increased rental rates, sales and occupancy levels and maintaining the Property's market dominance. During 2012, we completed renovations at four of our malls including Cross Creek Mall in Fayetteville, NC; Post Oak Mall in College Station, TX; Turtle Creek Mall in Hattiesburg, MS and Mall del Norte in Laredo, TX. Our 2013 renovation plan includes Friendly Center in Greensboro, NC; Greenbrier Mall in Chesapeake, VA; Acadiana Mall in Lafayette, LA and Northgate Mall in Chattanooga, TN. Renovation expenditures for 2012 also include certain capital expenditures related to the parking decks at West County Center that we are required to fund under the terms of the joint venture we formed with TIAA-CREF.
We invested $28.1 million in renovations in 2012. The total investment in the renovations that are scheduled for 2013 is projected to be $24.7 million.

Development of New Retail Properties and Expansions
In general, we seek development opportunities in middle-market trade areas that we believe are under-served by existing retail operations. These middle-markets must also have sufficient demographics to provide the opportunity to effectively maintain a competitive position. The following presents the new developments we opened during 2012 and those under construction at December 31, 2012:

Property	Location	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Opening Date
Completed in 2012:
Waynesville Commons	Waynesville, NC	127,585	$9,987	$9,505	October 2012

Currently under construction:
The Crossings at Marshalls Creek	Middle Smithfield, PA	104,525	$18,983	$11,312	Summer 2013
The Outlet Shoppes at Atlanta (3)	Woodstock, GA	370,456	80,490	31,468	Summer 2013
		474,981	$99,473	$42,780

(1)	Total cost is presented net of reimbursements to be received.

(2)	Cost to date does not reflect reimbursements until they are received.

(3)	This Property is a 75/25 joint ventures. Total cost and cost to date are reflected at 100%.

We can also generate additional revenues by expanding a Property through the addition of department stores, mall stores and large retail formats. An expansion also protects the Property's competitive position within its market. The following presents the expansions that were completed during 2012 and those under construction at December 31, 2012:

Property	Location	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Opening Date
Completed in 2012:
The Forum at Grandview - Phase II (3)	Madison, MS	83,060	$16,826	$13,119	April 2012
The Outlet Shoppes at Oklahoma City - Phase II (3)	Oklahoma City, OK	27,850	6,668	5,055	November 2012
The Shoppes at Southaven Towne Center - Phase I	Southaven, MS	15,557	1,828	1,614	November 2012
		126,467	$25,322	$19,788

Currently under construction:
Volusia Mall - Restaurant District	Daytona Beach, FL	28,000	$8,951	$4,107	Fall 2013

(1)	Total cost is presented net of reimbursements to be received.

(2)	Cost to date does not reflect reimbursements until they are received.

(3)	These Properties are 75/25 joint ventures. Total cost and cost to date are reflected at 100%.
The total cost of the new Property and expansions that opened in 2012 was $35.3 million, our share of which is $29.4 million. The cost of the new and expanded Properties under construction as of December 31, 2012 is projected to be $108.4 million, our share of which is $88.3 million.
Acquisitions
We believe there is opportunity for growth through acquisitions of regional malls and other associated properties that complement our portfolio. We selectively acquire properties we believe can appreciate in value through our development, leasing and management expertise. In December 2012, we acquired a 49.0% interest in Kirkwood Mall in Bismarck, ND as well as the remaining 40.0% noncontrolling interest in Imperial Valley Mall and Commons in El Centro, CA. We expect to acquire the remaining 51.0% interest in Kirkwood Mall in 2013. In May 2012, we acquired Dakota Square Mall located in Minot, ND. We also increased our investment in outlet centers through the acquisition of interests in The Outlet Shoppes at Gettysburg and The Outlet Shoppes at El Paso in the second quarter of 2012. See Note 3 to the consolidated financial statements for further information about these acquisitions.
 Environmental Matters
A discussion of the current effects and potential future impacts on our business and Properties of compliance with federal, state and local environmental regulations is presented in Item 1A of this Annual Report on Form 10-K under the subheading “Risks Related to Real Estate Investments.”

Competition
The Properties compete with various shopping facilities in attracting retailers to lease space. In addition, retailers at our Properties face competition from discount shopping centers, outlet centers, wholesale clubs, direct mail, television shopping networks, the internet and other retail shopping developments. The extent of the retail competition varies from market to market. We work aggressively to attract customers through marketing promotions and campaigns.
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
Recent Developments
Impairment Losses
During the year ended December 31, 2012, we recorded a loss on impairment of real estate totaling $50.9 million. Of this total, $26.5 million is attributable to four Properties which were sold in 2012 and included in discontinued operations, $23.3 million is attributable to two existing Properties and $1.1 million relates to the sale of three outparcels.

Acquisitions
In December 2012, we acquired the remaining 40.0% interests in Imperial Valley Mall L.P., Imperial Valley Peripheral L.P. and Imperial Valley Commons L.P. in El Centro, CA from our joint venture partner. The interests were acquired for total consideration of $36.5 million which consists of $15.5 million in cash and $21.0 million related to our assumption of the joint venture partner's share of the non-recourse loan secured by Imperial Valley Mall.
In December 2012, we acquired a 49.0% joint venture interest in Kirkwood Mall in Bismarck, ND. We paid cash of $39.8 million for our 49.0% share, which was based on a total value of $121.5 million including a $40.4 million non-recourse loan. We executed an agreement to acquire the remaining 51.0% interest within 90 days subject to the lender's approval to assume the loan, which bears interest of 5.75% and matures in April 2018.
In May 2012, we acquired Dakota Square Mall in Minot, ND. The purchase price of $91.5 million consisted of $32.5 million in cash and the assumption of a $59.0 million non-recourse loan that bears interest at a fixed rate of 6.23% and matures in November 2016.
In April 2012, we exercised our right with our noncontrolling interest partner to convert a mezzanine loan into a member interest in The Outlet Shoppes at Gettysburg, located in Gettysburg, PA. After conversion, we own a 50.0% interest in the outlet center. Our investment of $24.8 million consisted of a $4.5 million converted mezzanine loan and the assumption of $20.3 million of debt. The $40.6 million of debt, of which our share is 50.0%, bears interest at a fixed rate of 5.87% and matures in February 2016.
In April 2012, we acquired a 75.0% joint venture interest in The Outlet Shoppes at El Paso, an outlet shopping center located in El Paso, TX for $31.6 million and a 50.0% joint venture interest in outparcel land adjacent to The Outlet Shoppes at El Paso for $3.9 million for a total of $35.5 million. The amount paid for our 75.0% and 50.0% interests was based on a total value of $116.8 million including a non-recourse loan of $66.9 million, which bears interest at a fixed rate of 7.06% and matures in December 2017. The entity that owned The Outlet Shoppes at El Paso used a portion of the cash proceeds to repay a $9.2 million mezzanine loan provided by us. After considering the repayment of the mezzanine loan, we paid net consideration of $28.6 million in connection with this transaction.

Dispositions and Assets Held for Sale
The results of operations of the Properties described below, as well as any gains or impairment losses related to these Properties, are included in discontinued operations for all periods presented, as applicable.
In the fourth quarter of 2012, we determined that two office buildings met the criteria to be classified as held for sale as of December 31, 2012. These Properties were sold in January 2013. See Note 20 to the consolidated financial statements for additional information about the sale.
In December 2012, we sold Willowbrook Plaza, a community center located in Houston, TX, for a gross sales price of $24.5 million less commissions and customary closing costs for a net sales price of $24.2 million. Proceeds from the sale were used to reduce the outstanding borrowings on our credit facilities. In accordance with our quarterly impairment review process, we recorded a loss on impairment of real estate of $17.7 million during the third quarter of 2012 to write down the book value of this Property to its then estimated fair value.
In October 2012, we sold Towne Mall, located in Franklin, OH and Hickory Hollow Mall, located in Antioch, TN. Towne Mall sold for a gross sales price of $1.0 million less commissions and customary closings costs for a net sales price of $0.9 million. Hickory Hollow Mall sold for a gross sales price of $1.0 million less commissions and customary closing costs for a net sales price of $1.0 million. Net proceeds from the sale of both malls were used to reduce outstanding borrowings on our credit facilities. In the third quarter of 2012, we recorded a loss on impairment of real estate of $0.4 million for Towne Mall and $8.0 million for Hickory Hollow Mall to write down the book value of both Properties to the expected net sales price.
In July 2012, we sold Massard Crossing, a community center located in Fort Smith, AR, for a gross sales price of $7.8 million less commissions and customary closing costs for a net sales price of $7.4 million. Proceeds from the sale were used to reduce outstanding borrowings on our credit facilities. We recorded a gain of $0.1 million attributable to the sale in the third quarter of 2012.
In March 2012, we completed the sale of the second phase of Settlers Ridge, a community center located in Robinson Township, PA, for a gross sales price of $19.1 million less commissions and customary closing costs for a net sales price of $19.0 million. Proceeds from the sale were used to reduce outstanding borrowings on our credit facilities. We recorded a gain of $0.9 million attributable to the sale in the first quarter of 2012. We recorded a loss on impairment of real estate of $4.5 million in the second quarter of 2011 to write down the book value of this Property to its then estimated fair value.
In January 2012, we sold Oak Hollow Square, a community center located in High Point, NC, for a gross sales price of $14.2 million. Net proceeds of $13.8 million were used to reduce the outstanding balance on our unsecured term loan. We recorded a loss on impairment of real estate of $0.3 million in the first quarter of 2012 related to the true-up of certain estimated amounts to actual amounts. We recorded a loss on impairment of real estate of $0.7 million in the fourth quarter of 2011 to write down the book value of this Property to the estimated net sales price.
Credit Facilities
In November 2012, we closed on the modification and extension of our $525.0 million and $520.0 million secured credit facilities. Under the terms of the agreements, of which Wells Fargo Bank NA serves as the administrative agent for the lender groups, the two secured credit facilities were converted to two unsecured credit facilities with an increase in capacity on each to $600.0 million for a total capacity of $1.2 billion. We paid aggregate fees of approximately $4.3 million in connection with the extension and modification of the facilities. One of the $600.0 million facilities matures in November 2015 and has a one-year extension option for an outside maturity date of November 2016. The other $600.0 million facility matures in November 2016 and has a one-year extension option for an outside maturity date of November 2017. The extension options on both facilities are at our election, subject to continued compliance with the terms of the facilities, and have a one-time extension fee of 0.20% of the total of each credit facility commitment. The two unsecured facilities bear interest at an annual rate equal to one-month, three-month, or six-month LIBOR plus a range of 155 to 210 basis points based on our leverage ratio. We also pay annual unused facility fees, on a quarterly basis, under our unsecured lines of credit at rates of either 0.25% or 0.35% based upon any unused commitment of each facility. In the event we obtain an investment grade rating by either Standard & Poor's or Moody's, we may make a one-time irrevocable election to use our credit rating to determine the interest rate on each facility. If we were to make such an election, the interest rate on each facility would bear interest at an annual rate equal to one-month, three-month, or six-month LIBOR plus a spread of 100 to 175 basis points. Once we elect to use our credit rating to determine the interest rate on each facility, we will begin to pay an annual facility fee that ranges from 0.15% to 0.35% of the total capacity of each facility rather than the annual fees based on any unused commitment as described above.

In June 2012, we closed on the extension and modification of our $105.0 million secured credit facility. The facility's maturity date was extended to June 2015 and has a one-year extension option, which is at our election and subject to continued compliance with the terms of the facility, for an outside maturity date of June 2016. The facility bears interest at an annual rate equal to one-month LIBOR plus a margin of 175 to 275 basis points based on our leverage ratio. See Note 20 to the consolidated financial statements for a subsequent event related to the $105.0 million secured credit facility.

Financings
In the fourth quarter of 2012, a subsidiary of CBL/T-C, LLC ("CBL/T-C"), a joint venture in which we own a 50% interest, obtained a 10-year $190.0 million non-recourse loan, secured by West County Center in Des Peres, MO, that bears a fixed interest rate of 3.4% and matures in December 2022. Net proceeds of $189.7 million were used to retire the outstanding borrowings of $142.2 million under the previous loan and the excess proceeds were distributed 50/50 to us and our partner. Additionally, we retired a non-recourse loan with a principal balance of $106.9 million, secured by Monroeville Mall in Monroeville, PA, with borrowings from our credit facilities. The loan was scheduled to mature in January 2013.
During the third quarter of 2012, we retired two loans totaling $122.0 million, each of which was secured by a regional mall, with borrowings from our credit facilities. The loans were scheduled to mature in 2012. We recorded a gain on extinguishment of debt of $0.2 million related to the early retirement of this debt.
Also in the third quarter of 2012, JG Gulf Coast Town Center LLC ("Gulf Coast"), a joint venture in which we own a 50% interest, closed on a three-year $7.0 million loan with a bank, secured by the third phase expansion of Gulf Coast Town Center, a shopping center located in Ft. Myers, FL. Interest on the loan is at LIBOR plus a margin of 2.5%. We have guaranteed 100% of this loan. Proceeds from the loan were distributed to us in accordance with the terms of the joint venture agreement and we used these funds to reduce the balance on our credit facilities.
During the second quarter of 2012, we closed on five 10-year non-recourse commercial mortgage-backed securities ("CMBS") loans totaling $342.2 million. The loans bear interest at fixed rates ranging from 4.750% to 5.099% with a total weighted average interest rate of 4.946%. These loans are secured by WestGate Mall in Spartanburg, SC; Southpark Mall in Colonial Heights, VA; Jefferson Mall in Louisville, KY; Fashion Square Mall in Saginaw, MI and Arbor Place in Douglasville, GA. Proceeds were used to pay down our credit facilities and to retire an existing loan with a balance of $30.8 million secured by Southpark Mall.
Also during the second quarter of 2012, we closed on a $22.0 million 10-year non-recourse loan with an insurance company at a fixed interest rate of 5.00% secured by CBL Centers I and II in Chattanooga, TN. The new loan was used to pay down our credit facilities, which had been used in April 2012 and February 2012 to retire the balances on the maturing loans on CBL Centers II and I which had principal outstanding balances of $9.1 million and $12.8 million, respectively. We closed on the extension and modification of a recourse loan secured by Statesboro Crossing in Statesboro, GA to extend the maturity date to February 2013 and reduce the amount available under the loan from $20.9 million to equal the outstanding balance of $13.6 million. The interest rate remained at one-month LIBOR plus a spread of 1.00%.
In the second quarter of 2012, we entered into a 75%/25% joint venture, Atlanta Outlet Shoppes, LLC, with a third party to develop, own and operate The Outlet Shoppes at Atlanta, an outlet center development located in Woodstock, GA, In August 2012, the joint venture closed on a construction loan with a maximum capacity of $69.8 million that bears interest at LIBOR plus a margin of 275 basis points. The loan matures in August 2015 and has two one-year extensions available, which are at our option. We have guaranteed 100% of this loan.
During the first quarter of 2012, we closed on a $73.0 million 10-year non-recourse CMBS loan secured by Northwoods Mall in Charleston, SC, which bears a fixed interest rate of 5.075%. Proceeds were used to reduce outstanding balances on our credit facilities.
During the first quarter of 2012, York Town Center, LP ("YTC"), a joint venture in which we own a 50% interest, closed on a $38.0 million 10-year non-recourse loan, secured by York Town Center in York, PA, which bears interest at a fixed rate of 4.9% and matures in February 2022. Proceeds from the new loan, plus cash on hand, were used to retire an existing loan of $39.4 million that was scheduled to mature in March 2012.
Also during the first quarter of 2012, Port Orange I, LLC ("Port Orange"), a joint venture in which we own a 50% interest, closed on the extension and modification of a construction loan secured by The Pavilion at Port Orange in Port Orange, FL, to extend the maturity date to March 2014, remove a 1% LIBOR floor and reduce the capacity from $98.9 million to $65.0 million. Port Orange paid $3.3 million to reduce the outstanding balance on the loan to the new capacity amount. There is a one-year extension option remaining on the loan, which is at the joint venture's election, for an outside maturity date of March 2015. Interest on the loan is at LIBOR plus a margin of 3.5%. We have guaranteed 100% of the construction loan.
Also during the first quarter of 2012, we retired 14 operating property loans with an aggregate principal balance of $381.6 million that were secured by Arbor Place, The Landing at Arbor Place, Fashion Square, Hickory Hollow Mall, The Courtyard at Hickory Hollow, Jefferson Mall, Massard Crossing, Northwoods Mall, Old Hickory Mall, Pemberton Plaza, Randolph Mall, Regency Mall, WestGate Mall and Willowbrook Plaza with borrowings from our credit facilities. See Note 4 to the consolidated financial statements related to the sale of Massard Crossing, Hickory Hollow Mall and Willowbrook Plaza in 2012.
As of December 31, 2012, $547.3 million of our pro rata share of consolidated and unconsolidated debt, excluding debt premiums, is scheduled to mature during 2013. We have extensions available on $68.6 million of debt at our option that we intend to exercise, leaving $478.7 million of debt maturities in 2013 that we intend to retire or refinance, representing 14 operating property loans totaling $250.7 million and a $228.0 million unsecured term loan. Subsequent to December 31, 2012, we retired two operating property loans with an outstanding balance of $77.1 million as of December 31, 2012.

Equity

Common Stock

Our authorized common stock consists of 350,000,000 shares at $0.01 par value per share. We had 161,309,652 and 148,364,037 shares of common stock issued and outstanding as of December 31, 2012 and 2011, respectively.

Preferred Stock

Our authorized preferred stock consists of 15,000,000 shares at $0.01 par value per share. A description of our cumulative redeemable preferred stock is listed below.
In October 2012, we completed an underwritten public offering of 6,900,000 depositary shares, each representing 1/10th of a share of our newly designated 6.625% Series E Cumulative Redeemable Preferred Stock (the "Series E Preferred Stock") at $25.00 per depositary share. We received net proceeds from the offering of approximately $166.6 million after deducting the underwriting discount and offering expenses. A portion of the net proceeds from this offering were used to redeem all our outstanding 7.75% Series C Cumulative Redeemable Preferred Stock (the "Series C Shares") with a liquidation preference of $115.0 million and $0.9 million related to accrued and unpaid dividends for an aggregate redemption amount of $115.9 million. The remaining net proceeds of $50.7 million were used to reduce outstanding balances on our credit facilities. We will pay cumulative dividends on the Series E Preferred Stock from the date of original issuance in the amount of $1.65625 per depositary share each year, which is equivalent to 6.625% of the $25.00 liquidation preference per depositary share. We may not redeem the Series E Preferred Stock before October 12, 2017, except in limited circumstances to preserve our REIT status or in connection with a change of control. On or after October 12, 2017, we may, at our option, redeem the Series E Preferred Stock in whole at any time or in part from time to time by paying $25.00 per depositary share, plus any accrued and unpaid dividends up to, but not including, the date of redemption. The Series E Preferred Stock generally has no stated maturity and will not be subject to any sinking fund or mandatory redemption. The Series E Preferred Stock is not convertible into any of our securities, except under certain circumstances in connection with a change of control. Owners of the depositary shares representing Series E Preferred Stock generally have no voting rights except under dividend default.
We had 18,150,000 depositary shares outstanding, each representing 1/10th of a share of our 7.375% Series D Cumulative Redeemable Preferred Stock (the "Series D Preferred Stock") with a par value of $0.01 per share, as of December 31, 2012 and 2011. The Series D Preferred Stock has a liquidation preference of $250.00 per share ($25.00 per depositary share). The dividends on the Series D Preferred Stock are cumulative, accrue from the date of issuance and are payable quarterly in arrears at a rate of $18.4375 per share ($1.84375 per depositary share) per annum. The Series D Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and is not convertible into any other securities. We may redeem shares, in whole or in part, at any time for a cash redemption price of $250.00 per share ($25.00 per depositary share) plus accrued and unpaid dividends.
On November 5, 2012, we redeemed all 460,000 Series C Shares and all outstanding depositary shares, each representing 1/10th of a Series C Share for $115.9 million. We recorded a charge to preferred dividends of $3.8 million upon redemption to write off the unamortized portion of direct issuance costs related to the Series C Shares and underlying depositary shares.

Financial Information About Segments

See Note 11 to the consolidated financial statements for information about our reportable segments.

Employees

CBL does not have any employees other than its statutory officers.  Our Management Company currently has 678 full-time and 248 part-time employees. None of our employees are represented by a union.

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
     A number of factors may decrease the income generated by a retail shopping center property, including:

•
national, regional and local economic climates, which may be negatively impacted by loss of jobs, production slowdowns, adverse weather conditions, natural disasters, acts of violence, war or terrorism, declines in residential real estate activity and other factors which tend to reduce consumer spending on retail goods;

•
adverse changes in levels of consumer spending, consumer confidence and seasonal spending (especially during the holiday season when many retailers generate a disproportionate amount of their annual profits);

•	local real estate conditions, such as an oversupply of, or reduction in demand for, retail space or retail goods, and the availability and creditworthiness of current and prospective tenants;

•	increased operating costs, such as increases in repairs and maintenance, real property taxes, utility rates and insurance premiums;

•
delays or cost increases associated with the opening of new or renovated properties, due to higher than estimated construction costs, cost overruns, delays in receiving zoning, occupancy or other governmental approvals, lack of availability of materials and labor, weather conditions, and similar factors which may be outside our ability to control;

•	perceptions by retailers or shoppers of the safety, convenience and attractiveness of the shopping center;

•	the willingness and ability of the shopping center’s owner to provide capable management and maintenance services; and

•	the convenience and quality of competing retail properties and other retailing options, such as the internet.

In addition, other factors may adversely affect the value of our Properties without affecting their current revenues, including:

•
adverse changes in governmental regulations, such as local zoning and land use laws, environmental regulations or local tax structures that could inhibit our ability to proceed with development, expansion, or renovation activities that otherwise would be beneficial to our Properties;

•	potential environmental or other legal liabilities that reduce the amount of funds available to us for investment in our Properties;

•
any inability to obtain sufficient financing (including construction financing and permanent debt), or the inability to obtain such financing on commercially favorable terms, to fund repayment of maturing loans, new developments, acquisitions, and property expansions and renovations which otherwise would benefit our Properties; and

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
We own partial interests in 26 malls, 10 associated centers, seven community centers and nine office buildings. Governor’s Square and Governor’s Plaza in Clarksville, TN and Kentucky Oaks Mall in Paducah, KY are all owned by unconsolidated joint ventures and are managed by a property manager that is affiliated with the third party managing general partner, which receives a fee for its services. The managing general partner of each of these Properties controls the cash flow distributions, although our approval is required for certain major decisions.  The Outlet Shoppes at Oklahoma City in Oklahoma City, OK, The Outlet Shoppes at Gettysburg in Gettysburg, PA, The Outlet Shoppes at El Paso in El Paso, TX and Kirkwood Mall in Bismarck, ND are owned by consolidated joint ventures and managed by a property manager that is affiliated with the third party partner or a third party property manager, which receives a fee for its services. Further, we have contracted with a third-party firm that provides property management services to oversee the operations of our six office buildings located in Chesapeake, VA and Newport News, VA.  The firm receives a fee for its services.
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
We believe that our Properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. As of December 31, 2012, we have recorded in our financial statements a liability of $3.1 million related to potential future asbestos abatement activities at our Properties which are not expected to have a material impact on our financial condition or results of operations. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former Properties. Therefore, we have not recorded any liability related to hazardous or toxic substances. Nevertheless, it is possible that the environmental assessments available to us do not reveal all potential environmental liabilities. It is also possible that subsequent investigations will identify material contamination, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties has not been or will not be affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties or by third parties unrelated to us, the Operating Partnership or the relevant Property's partnership.
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
Any future common stock offerings and common stock dividends or any conversion of outstanding shares of our Series E Preferred Stock may result in dilution of our common stock.
We are not restricted by our organizational documents, contractual arrangements or otherwise from issuing additional common stock, including any securities that are convertible into or exchangeable or exercisable for, or that represent the right to receive, common stock or any substantially similar securities in the future. Future sales or issuances of substantial amounts of our common stock may be at prices below the then-current market price of our common stock and may adversely impact the market price of our common stock. Additionally, the market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market after a common stock offering or the perception that such sales could occur. Further, outstanding shares of our Series E Preferred Stock are convertible into shares of our common stock under certain limited circumstances upon the occurrence of a Change of Control (as defined in the Certificate of Designations for our Series E Preferred Stock). Depending upon the then-current market price for our common stock, or the related cash consideration involved in the Change of Control, any such conversion could be dilutive to the ownership interest in the Company of holders of our common stock, which could adversely affect the market price of our common stock or impair our ability to raise capital through the sale of additional equity securities. For additional information concerning this feature of our Series E Preferred Stock, see “The Change of Control conversion and redemption features of the shares of our Series E Preferred Stock and the underlying depositary shares may make it more difficult for a party to take over the Company or discourage a party from taking over the Company,” below.
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

On October 5, 2012, we completed an underwritten public equity offering (the “Series E Offering”) of 6,900,000 depositary shares, each representing 1/10th of a share of our 6.625% Series E Preferred Stock, having a liquidation preference of $25.00 per depositary share. We used approximately $115.9 million of the $166.6 million in net proceeds received from this offering to redeem all of our outstanding Series C Shares, including accrued and unpaid dividends, as of November 5, 2012, with the remaining net proceeds being applied to reduce outstanding balances on our lines of credit. We have the option to redeem all or a portion of such depositary shares at any time on or after October 5, 2017, at $25.00 per depositary share, plus all accrued and unpaid dividends to, but not including, the date of redemption. We also have the option to redeem all or a portion of the depositary shares at any time under circumstances intended to preserve our status as a REIT for federal and/or state income tax purposes. In addition, upon the occurrence of a Change of Control (as defined in the Certificate of Designations for our Series E Preferred Stock), we may, at our option, redeem all or a portion of the depositary shares, within 120 days after the first date on which such Change of Control occurred, at $25.00 per depositary share plus all accrued and unpaid dividends to, but not including, the date of redemption. These 6,900,000 depositary shares will accrue dividends totaling approximately $11.4 million annually, decreasing earnings per share available to our common shareholders and the amounts available to our common shareholders for dividend payments.
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
Additionally, in the event that our Properties are not fully occupied, we would be required to pay the portion of any operating, redevelopment or renovation expenses allocable to the vacant space(s) that would otherwise typically be paid by the residing tenant(s). Our cost recovery ratio was 99.7% for 2012.
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
We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts or if there are other indicators of impairment. If it is determined that an impairment has occurred, the amount of the impairment charge is equal to the excess of the asset's carrying value over its estimated fair value, which could have a material adverse effect on our financial results in the accounting period in which the adjustment is made. Our estimates of undiscounted cash flows expected to be generated by each Property are based on a number of assumptions such as leasing expectations, operating budgets, estimated useful lives, future maintenance expenditures, intent to hold for use and capitalization rates. These assumptions are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates and costs to operate each Property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated in our impairment analyses may not be achieved. For the year ended December 31, 2012, we recorded a loss on impairment of real estate totaling $50.9 million. As described in Note 3 to the consolidated financial statements, we recognized a total of $26.5 million in impairment of real estate, which is included in discontinued operations in our consolidated statements of operations, related to four Properties that were sold in 2012. Additionally for the year ended December 31, 2012, as described in Note 15 to the consolidated financial statements, we recorded a loss on impairment of real estate of $23.3 million for two of our Properties and $1.1 million related to the sale of three outparcels.
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
At December 31, 2012, our total share of consolidated and unconsolidated debt outstanding was approximately $5,445.2 million, which represented approximately 53.8% of our total market capitalization at that time. Our total share of consolidated and unconsolidated debt maturing in 2013, 2014 and 2015, giving effect to all maturity extensions that are available at our election, was approximately $478.7 million, $258.1 million, and $801.0 million, respectively. Our leverage could have important consequences. For example, it could:

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
As of December 31, 2012, our total share of consolidated and unconsolidated variable rate debt was $1,079.7 million. Increases in interest rates will increase our cash interest payments on the variable rate debt we have outstanding from time to time. If we do not have sufficient cash flow from operations, we might not be able to make all required payments of principal and interest on our debt, which could result in a default or have a material adverse effect on our financial condition and results of operations, and which might adversely affect our cash flow and our ability to make distributions to shareholders. These significant debt payment obligations might also require us to use a significant portion of our cash flow from operations to make interest and principal payments on our debt rather than for other purposes such as working capital, capital expenditures or distributions on our common equity.
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
Our credit facilities require us to satisfy certain affirmative and negative covenants and to meet numerous financial tests, and also contain certain default and cross-default provisions as described in more detail in Note 6 to the consolidated financial statements. Our credit facilities also restrict our ability to enter into any transaction that could result in certain changes in our ownership or structure as described under the heading “Change of Control/Change in Management” in the agreements to the credit facilities. The financial covenants under the unsecured credit facilities require, among other things, that our debt to total asset value ratio, as defined in the agreements to our unsecured credit facilities, be less than 60%, that our ratio of unencumbered asset value to unsecured indebtedness, as defined, be greater than 1.60, that our ratio of unencumbered net operating income ("NOI") to unsecured interest expense, as defined, be greater than 1.75, and that our ratio of EBITDA to fixed charges (debt service), as defined, be greater than 1.50. Compliance with each of these ratios is dependent upon our financial performance. The debt to total asset value ratio is based, in part, on applying a capitalization rate to our earnings before income taxes, depreciation and amortization (“EBITDA”), as defined in the agreements to our credit facilities. Based on this calculation method, decreases in EBITDA would result in an increased debt to total asset value ratio, assuming overall debt levels remain constant. If any future failure to comply with one or more of these covenants resulted in the loss of these credit facilities and we were unable to obtain suitable replacement financing, such loss could have a material, adverse impact on our financial position and results of operations.
RISKS RELATED TO GEOGRAPHIC CONCENTRATIONS
Since our Properties are located principally in the Southeastern and Midwestern United States, our financial position, results of operations and funds available for distribution to shareholders are subject generally to economic conditions in these regions.
Our Properties are located principally in the southeastern and midwestern United States. Our Properties located in the southeastern United States accounted for approximately 48.1% of our total revenues from all Properties for the year ended December 31, 2012 and currently include 42 malls, 20 associated centers, seven community centers and 18 office buildings. Our Properties located in the midwestern United States accounted for approximately 31.3% of our total revenues from all Properties for the year ended December 31, 2012 and currently include 27 malls and five associated centers. Our results of operations and funds available for distribution to shareholders therefore will be subject generally to economic conditions in the southeastern and midwestern United States. While we already have Properties located in eight states across the southwestern, northeastern and western regions, we will continue to look for opportunities to geographically diversify our portfolio in order to minimize dependency on any particular region; however, the expansion of the portfolio through both acquisitions and developments is contingent on many factors including consumer demand, competition and economic conditions.
Our financial position, results of operations and funds available for distribution to shareholders could be adversely affected by any economic downturn affecting the operating results at our Properties in the St. Louis, MO; Chattanooga, TN; Madison, WI; Lexington, KY; and Nashville, TN metropolitan areas, which are our five largest markets.
Our Properties located in the St. Louis, MO; Chattanooga, TN; Madison, WI; Lexington, KY; and Nashville, TN metropolitan areas accounted for approximately 8.2%, 3.7%, 3.2%, 2.8% and 2.7%, respectively, of our total revenues for the year ended December 31, 2012. No other market accounted for more than 2.6% of our total revenues for the year ended December 31, 2012. Our financial position and results of operations will therefore be affected by the results experienced at Properties located in these metropolitan areas.
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
Depending upon our liquidity needs, we reserve the right to pay any or all of a dividend in a combination of cash and shares of common stock, to the extent permitted by any applicable revenue procedures of the IRS. In the event that we pay a portion of our dividends in shares of our common stock pursuant to such procedures, taxable U.S. stockholders would be required to pay tax on the entire amount of the dividend, including the portion paid in shares of common stock, in which case such stockholders may have to use cash from other sources to pay such tax. If a U.S. stockholder sells the common stock it receives as a dividend in order to pay its taxes, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold federal tax with respect to our dividends, including dividends that are paid in common stock. In addition, if a significant number of our stockholders sell shares of our common stock in order to pay taxes owed on dividends, such sales would put downward pressure on the market price of our common stock.
The decision to declare and pay dividends on our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our Board of Directors and will depend on our earnings, taxable income, funds from operations, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our indebtedness and preferred stock, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, Delaware law and such other factors as our Board of Directors deems relevant. Any dividends payable will be determined by our Board of Directors based upon the circumstances at the time of declaration. Any change in our dividend policy could have a material adverse effect on the market price of our common stock.
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
To maintain our status as a REIT under the Internal Revenue Code, we generally will be required each year to distribute to our stockholders at least 90% of our taxable income after certain adjustments. However, to the extent that we do not distribute all of our net capital gains or distribute at least 90% but less than 100% of our REIT taxable income, as adjusted, we will be subject to tax on the undistributed amount at regular corporate tax rates, as the case may be. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us during each calendar year are less than the sum of 85% of our ordinary income for such calendar year, 95% of our capital gain net income for the calendar year and any amount of such income that was not distributed in prior years. In the case of property acquisitions, including our initial formation, where individual Properties are contributed to our Operating Partnership for Operating Partnership units, we have assumed the tax basis and depreciation schedules of the entities contributing Properties. The relatively low tax basis of such contributed Properties may have the effect of increasing the cash amounts we are required to distribute as dividends, thereby potentially limiting the amount of cash we might otherwise have been able to retain for use in growing our business. This low tax basis may also have the effect of reducing or eliminating the portion of distributions made by us that are treated as a non-taxable return of capital.
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

•
Classified Board of Directors; Removal for Cause – Our certificate of incorporation historically provided for a Board of Directors divided into three classes, with one class elected each year to serve for a three-year term. As a result, at least two annual meetings of stockholders may have been required for the stockholders to change a majority of our Board of Directors. While our stockholders approved an amendment to our certificate of incorporation at our 2011 annual meeting to declassify the Board of Directors, this declassification will be phased in over three years in a manner that does not alter the term of any current director. Accordingly, this transition will not be completed, with all directors standing for election on an annual basis, until our 2014 annual meeting of stockholders. In addition, our stockholders can only remove directors for cause and only by a vote of 75% of the outstanding voting stock. Collectively, these provisions make it more difficult to change the composition of our Board of Directors and may have the effect of encouraging persons considering unsolicited tender offers or other unilateral takeover proposals to negotiate with our Board of Directors rather than pursue non-negotiated takeover attempts.

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

Upon the occurrence of a Change of Control (as defined in the Certificate of Designations for our Series E Preferred Stock) which results in shares of our common stock and the common securities of the acquiring or surviving entity (or American depositary shares (or “ADSs”) representing such securities) not being listed on the NYSE, the NYSE MKT or NASDAQ or listed on an exchange that is a successor to the NYSE, the NYSE MKT or NASDAQ, holders of the depositary shares representing interests in our Series E Preferred Stock will have the right under certain circumstances to convert some or all of their depositary shares into shares of our common stock (or equivalent value of alternative consideration, if holders of our common stock receive certain alternative forms of consideration in the transaction giving rise to the Change of Control). Upon such a conversion, the holders of depositary shares generally will receive a number of shares of our common stock for each depositary share converted equal to the quotient obtained by dividing (i) the sum of the $25.00 liquidation preference per depositary share plus the amount of any accrued and unpaid dividends to, but not including, the Change of Control Conversion Date (unless the Change of Control Conversion Date is after a record date for a dividend payment on the Series E Preferred Stock underlying the depositary shares and on or prior to the corresponding dividend payment date on the Series E Preferred Stock, in which case no additional amount for such accrued and unpaid dividends will be included in this sum) by (ii) the Common Share Price (as defined in the Certificate of Designations for our Series E Preferred Stock), subject to a maximum number of shares of common stock equal to the Share

Cap (as defined in the Certificate of Designations for our Series E Preferred Stock). If the Common Share Price is less than $10.805 (which is 50% of the per share closing sale price of our common stock on September 27, 2012), subject to adjustment, the holders will receive a maximum of 2.3137 shares of our common stock per depositary share, which may result in a holder receiving value that is less than the liquidation preference of the depositary shares. In addition, there is an aggregate cap of 15,964,530 shares of common stock (or equivalent alternative consideration) issuable upon exercise of the Change of Control conversion right. These features of the Series E Preferred Stock may have the effect of inhibiting a third party from making an acquisition proposal for the Company or of delaying, deferring or preventing a Change of Control of the Company under circumstances that otherwise could provide the holders of our common stock and Series E Preferred Stock with the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 for additional information pertaining to the Properties’ performance.
Malls
We owned a controlling interest in 77 Malls and non-controlling interests in nine Malls as of December 31, 2012. The Malls are primarily located in middle markets and generally have strong competitive positions because they are the only, or the dominant, regional mall in their respective trade areas. The Malls are generally anchored by two or more department stores and a wide variety of mall stores. Anchor tenants own or lease their stores and non-anchor stores (20,000 square feet or less) lease their locations. Additional freestanding stores and restaurants that either own or lease their stores are typically located along the perimeter of the Malls' parking areas.
We classify our regional Malls into three categories:

(1)	Stabilized Malls - Malls that have completed their initial lease-up and have been open for more than three complete calendar years.

(2)
Non-stabilized Malls - Malls that are in their initial lease-up phase. After three complete calendar years of operation, they are reclassified on January 1 of the fourth calendar year to the stabilized Mall category. The Outlet Shoppes at Oklahoma City, which opened in August 2011, was our only non-stabilized Mall as of December 31, 2012.

(3)
Non-core Malls - Malls where we have determined that the current format of the Property no longer represents the best use of the Property and we are in the process of evaluating alternative strategies for the Property, which may include major redevelopment or an alternative retail or non-retail format. Columbia Place was our only non-core Mall as of December 31, 2012. The steps taken to reposition non-core Malls, such as signing tenants to short-term leases, which are not included in occupancy percentages, or leasing to regional or local tenants, which typically do not report sales, may lead to metrics which do not provide relevant information related to the condition of non-core Properties. Therefore, traditional performance measures, such as occupancy percentages and leasing metrics, exclude non-core Malls.

We own the land underlying each Mall in fee simple interest, except for Walnut Square, WestGate Mall, St. Clair Square, Brookfield Square, Bonita Lakes Mall, Meridian Mall, Stroud Mall, Wausau Center, Chapel Hill Mall and Eastgate Mall. We lease all or a portion of the land at each of these Malls subject to long-term ground leases.
The following table sets forth certain information for each of the Malls as of December 31, 2012:

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA (2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors
Non-Stabilized Mall:
The Outlet Shoppes at Oklahoma City Oklahoma City, OK	2011	2012	75%	376,422	349,474	$368	100%	Saks Fifth Ave OFF 5TH

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA (2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors
Stabilized Malls:
Acadiana Mall (5) Lafayette, LA	1979/2005	2004	62.8%	992,600	300,337	$437	100%	Dillard's, JC Penney, Macy's, Sears
Alamance Crossing Burlington, NC	2007	2011	100%	872,717	202,777	230	74%	Barnes & Noble, Belk, BJ's Wholesale Club, Carousel Cinemas, Dick's Sporting Goods, Dillard's, Hobby Lobby, JC Penney, Kohl's
Arbor Place (5) Atlanta (Douglasville), GA	1999	N/A	62.8%	1,163,340	308,910	334	98%	Bed Bath & Beyond, Belk, Dillard's, Forever 21, H & M, JC Penney, Macy's, Regal Cinemas, Sears
Asheville Mall Asheville, NC	1972/1998	2000	100%	973,662	287,707	356	100%	Barnes & Noble, Belk, Dillard's, Dillard's West, JC Penney, Sears
Bonita Lakes Mall (6) Meridian, MS	1997	N/A	100%	631,955	154,670	268	96%	Belk, Dillard's, JC Penney, Sears, United Artists Theatre, Vacancy
Brookfield Square Brookfield, WI	1967/2001	2008	100%	1,000,404	282,224	371	99%	Barnes & Noble, Boston Store, JC Penney, Sears
Burnsville Center Burnsville, MN	1977/1998	N/A	100%	1,045,125	384,505	342	93%	Dick's Sporting Goods, Gordmans, JC Penney, Macy's, Sears
Cary Towne Center Cary, NC	1979/2001	1993	100%	915,188	295,842	275	92%	Belk, Dillard's, JC Penney, Macy's, Sears
Chapel Hill Mall (5) (7) Akron, OH	1966/2004	1995	62.8%	863,384	304,060	259	97%	Encore, JC Penney, Macy's, Sears
CherryVale Mall Rockford, IL	1973/2001	2007	100%	846,338	331,753	354	93%	Barnes & Noble, Bergner's, JC Penney, Macy's, Sears
Chesterfield Mall (5) Chesterfield, MO	1976/2007	2006	62.8%	1,286,534	491,416	299	94%	AMC Theater, Dillard's, H&M, Macy's, Sears, V-Stock
Citadel Mall Charleston, SC	1981/2001	2000	100%	1,019,157	282,329	233	91%	Belk, Dillard's, JC Penney, Sears, Target
Coastal Grand-Myrtle Beach Myrtle Beach, SC	2004	2007	50%	1,038,494	342,519	357	98%	Bed Bath & Beyond, Belk, Cinemark Theater, Dick's Sporting Goods, Dillard's, JC Penney, Sears
College Square Morristown, TN	1988	1999	100%	485,559	119,263	272	95%	Belk, Carmike Cinema, Goody's, JC Penney, Kohl's, Sears
CoolSprings Galleria Nashville, TN	1991	1994	50%	1,101,475	346,839	459	100%	Belk, Belk Home, Dillard's, JC Penney, Macy's, Sears
Cross Creek Mall Fayetteville, NC	1975/2003	2000	100%	1,001,230	251,692	543	100%	Belk, JC Penney, Macy's, Sears
Dakota Square Mall Minot, ND	1980/2012	2008	100%	820,499	166,688	502	93%	Barnes & Noble, Carmike Cinema, Herberger's, JC Penney, Scheels, Sears, Sleep Inn & Suites, Splashdown Dakota Super Slides, Target
East Towne Mall Madison, WI	1971/2001	2004	100%	789,367	230,643	327	97%	Barnes & Noble, Boston Store, Dick's Sporting Goods, Gordman's, JC Penney, Sears, Steinhafels
EastGate Mall (8) Cincinnati, OH	1980/2003	1995	100%	853,434	272,722	300	91%	Dillard's, JC Penney, Kohl's, Sears

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA (2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors
Eastland Mall Bloomington, IL	1967/2005	N/A	100%	760,418	220,763	327	97%	Bergner's, JC Penney, Kohl's, Macy's, Sears
Fashion Square Saginaw, MI	1972/2001	1993	100%	748,276	255,380	286	97%	Carmike Cinema, Encore, JC Penney, Macy's, Sears
Fayette Mall Lexington, KY	1971/2001	1993	100%	1,184,004	355,953	584	100%	Dick's Sporting Goods, Dillard's, JC Penney, Macy's, Sears
Foothills Mall Maryville, TN	1983/1996	2012	95%	463,578	121,423	264	77%	Belk, Carmike Cinema, Goody's, JC Penney, Sears, T.J. Maxx
Friendly Shopping Center and The Shops at Friendly Greensboro, NC	1957/ 2006/ 2007	1996 / 2008	50%	1,111,109	491,540	427	95%	Barnes & Noble, Belk, Harris Teeter, Macy's, REI, Sears, The Grande Cinema
Frontier Mall Cheyenne, WY	1981	1997	100%	535,571	190,701	321	92%	Carmike Cinema, Dillard's East, Dillard's West, JC Penney, Sears, Sports Authority
Georgia Square Athens, GA	1981	N/A	100%	671,012	249,458	250	92%	Belk, JC Penney, Macy's, Sears
Governor's Square Clarksville, TN	1986	1999	47.5%	738,009	250,485	379	90%	Belk, Best Buy, Carmike Cinema, Dick's Sporting Goods, Dillard's, JC Penney, Ross Dress for Less (9), Sears
Greenbrier Mall (5) Chesapeake, VA	1981/2004	2004	63%	899,015	278,451	327	93%	Dillard's, JC Penney, Jillian's, Macy's, Sears
Gulf Coast Town Center Ft. Myers, FL	2005	2007	50%	1,238,729	315,835	305	87%	Babies R Us, Bass Pro Outdoor World, Belk, Best Buy, Dick's Sporting Goods, Fitness International, Glowgolf, JC Penney, Jo-Ann Fabrics, Marshall's, Regal Cinema, Ross, Staples, Target
Hamilton Place Chattanooga, TN	1987	1998	90%	1,169,272	333,992	417	98%	Barnes & Noble, Belk for Men, Kids & Home, Belk for Women, Dillard's for Men, Kids & Home, Dillard's for Women, Forever 21, JC Penney, Sears
Hanes Mall Winston-Salem, NC	1975/2001	1990	100%	1,503,143	502,017	347	99%	Belk, Dillard's, Encore, H&M, JC Penney, Macy's, Sears
Harford Mall Bel Air, MD	1973/2003	2007	100%	505,345	181,169	373	98%	Macy's, Old Navy, Sears
Hickory Point Mall Decatur, IL	1977/2005	N/A	100%	826,430	190,855	261	74%	Bergner's, Cohn Furniture, Encore, JC Penney, Kohl's, Sears, Von Maur
Honey Creek Mall Terre Haute, IN	1968/2004	1981	100%	676,482	184,967	370	96%	Elder-Beerman, Encore, JC Penney, Macy's, Sears
Imperial Valley Mall El Centro, CA	2005	N/A	100%	825,814	212,697	401	96%	Cinemark, Dillard's, JC Penney, Kohl's, Macy's, Sears
Janesville Mall Janesville, WI	1973/1998	1998	100%	614,202	166,372	298	97%	Boston Store, JC Penney, Sears
Jefferson Mall Louisville, KY	1978/2001	1999	100%	903,082	250,188	365	92%	Dillard's, JC Penney, Macy's, Ross, Sears, Toys R Us

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA (2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors
Kentucky Oaks Mall Paducah, KY	1982/2001	1995	50%	1,017,800	304,838	287	86%	Best Buy, Dick's Sporting Goods, Dillard's, Elder-Beerman, JC Penney, Sears
Kirkwood Mall Bismarck, ND	1970/2012	2002	49%	848,128	273,850	409	88%	Herberger's, Keating Furniture, JC Penney, Scheels, Target
The Lakes Mall Muskegon, MI	2001	N/A	100%	589,665	187,759	266	96%	Bed Bath & Beyond, Dick's Sporting Goods, JC Penney, Sears, Younkers
Lakeshore Mall Sebring, FL	1992	1999	100%	490,087	116,071	230	80%	Beall's (10), Belk, Carmike, JC Penney, Kmart, Sears
Laurel Park Place Livonia, MI	1989/2005	1994	100%	489,523	190,713	343	99%	Parisian, Von Maur
Layton Hills Mall Layton, UT	1980/2006	1998	100%	636,737	204,032	380	95%	Dick's Sporting Goods, JC Penney, Macy's, former Mervyn's (one level vacant)
Madison Square Huntsville, AL	1984	1985	100%	928,642	295,208	247	88%	Belk, Dillard's, JC Penney, Sears, two vacancies
Mall del Norte Laredo, TX	1977/2004	1993	100%	1,163,399	401,421	562	98%	Beall's (10), Cinemark, Dillard's, Forever 21, JC Penney, Joe Brand, Macy's, Macy's Home Store, Sears
Meridian Mall (11) Lansing, MI	1969/1998	2001	100%	923,448	363,841	305	93%	Bed Bath & Beyond, Dick's Sporting Goods, JC Penney, Macy's, Schuler Books, Younkers
Mid Rivers Mall (5) St. Peters, MO	1987/2007	1999	62.8%	1,088,298	304,979	308	95%	Best Buy, Dick's Sporting Goods, Dillard's, JC Penney, Macy's, Sears, V-Stock, Wehrenberg Theaters
Midland Mall Midland, MI	1991/2001	N/A	100%	468,304	131,354	298	97%	Barnes & Noble, Dunham's Sports, Elder-Beerman, JC Penney, Sears, Target
Monroeville Mall Pittsburgh, PA	1969/2004	2003	100%	1,067,924	470,755	273	95%	Barnes & Noble, Best Buy, JC Penney, Macy's
Northgate Mall Chattanooga, TN	1972/2011	N/A	100%	681,023	154,905	292	78%	Belk, Carmike Cinemas, JC Penney, Sears, T.J. Maxx
Northpark Mall Joplin, MO	1972/2004	1996	100%	954,452	273,601	313	90%	Hollywood Theater, JC Penney, Jo Ann Fabrics, Joplin High School, Macy's, Macy's Home Store, Sears, Tilt, T.J. Maxx, V-Stock
Northwoods Mall Charleston, SC	1972/2001	1995	100%	772,299	269,180	338	96%	Belk, Books A Million, Dillard's, JC Penney, Sears
Oak Park Mall Overland Park, KS	1974/2005	1998	50%	1,532,455	452,266	440	100%	Barnes & Noble, Dillard's North, Dillard's South, JC Penney, Macy's, Nordstrom, XXI Forever
Old Hickory Mall Jackson, TN	1967/2001	1994	100%	539,288	162,193	355	95%	Belk, JC Penney, Macy's, Sears
Panama City Mall Panama City, FL	1976/2002	1984	100%	608,377	207,845	235	93%	Bed Bath & Beyond, Dillard's, JC Penney, Sears

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA (2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors
Park Plaza (5) Little Rock, AR	1988/2004	N/A	62.8%	540,687	236,937	408	100%	Dillard's I, Dillard's II, XXI Forever
Parkdale Mall Beaumont, TX	1972/2001	1986	100%	1,247,617	331,408	346	92%	Beall's (10), Books A Million, Dillard's, JC Penney, Kaplan College, Macy's, Marshall's, Sears, XXI Forever
Parkway Place Huntsville, AL	1957/1998	2002	100%	648,637	272,812	321	97%	Belk, Dillard's
Pearland Town Center (12) Pearland, TX	2008	N/A	88%	646,377	282,993	281	87%	Barnes & Noble, Dillard's, Macy's, Sports Authority
Post Oak Mall College Station, TX	1982	1985	100%	774,813	287,288	364	86%	Beall's (10), Dillard's, Dillard's South, Encore, JC Penney, Macy's, Sears
Randolph Mall Asheboro, NC	1982/2001	1989	100%	379,302	116,019	262	84%	Belk, Cinemark, Dillard's, JC Penney, Sears
Regency Mall Racine, WI	1981/2001	1999	100%	789,589	212,182	237	92%	Boston Store, Burlington Coat Factory, HH Gregg, JC Penney, Sears
Richland Mall Waco, TX	1980/2002	1996	100%	685,538	204,313	340	95%	Beall's (10), Dillard's I, Dillard's II, JC Penney, Sears, XXI Forever
River Ridge Mall Lynchburg, VA	1980/2003	2000	100%	764,688	223,851	276	94%	Belk, JC Penney, Macy's, Regal Cinema, Sears
RiverGate Mall Nashville, TN	1971/1998	1998	100%	1,109,353	263,089	303	99%	Dillard's, Incredible Dave's, JC Penney, Macy's, Sears
South County Center (5) St. Louis, MO	1963/2007	2001	62.8%	1,028,386	312,025	369	95%	Dillard's, JC Penney, Macy's, Sears
Southaven Towne Center Southaven, MS	2005	2012	100%	528,971	145,876	353	95%	Bed Bath & Beyond, Dillard's, Gordman's, HH Gregg, JC Penney
Southpark Mall Colonial Heights, VA	1989/2003	2007	100%	687,375	215,093	328	100%	Dick's Sporting Goods (9), JC Penney, Macy's, Regal Cinema, Sears
St. Clair Square (5) (13) Fairview Heights, IL	1974/1996	1993	62.8%	1,077,967	300,712	396	97%	Dillard's, JC Penney, Macy's, Sears
Stroud Mall (14) Stroudsburg, PA	1977/1998	2005	100%	398,146	113,663	276	99%	Bon-Ton, Cinemark, JC Penney, Sears
Sunrise Mall Brownsville, TX	1979/2003	2000	100%	753,503	238,746	409	93%	A'gaci, Beall's (10), Cinemark, Dillard’s, JC Penney, Sears
The Outlet Shoppes at El Paso El Paso, TX	2007/2012	N/A	75%	378,955	378,955	372	100%	None
The Outlet Shoppes at Gettysburg Gettysburg, PA	2000/2012	N/A	50%	249,937	249,937	248	99%	None
Triangle Town Center Raleigh, NC	2002/2005	N/A	50%	1,261,125	425,656	310	93%	Barnes & Noble, Belk, Dillard's, Macy's, Sak's Fifth Avenue, Sears
Turtle Creek Mall Hattiesburg, MS	1994	1995	100%	845,692	192,768	336	97%	Belk I, former Belk II (vacant), Dillard's, JC Penney, Sears, Stein Mart, United Artist Theater
Valley View Mall Roanoke, VA	1985/2003	2007	100%	844,202	285,375	343	99%	Barnes & Noble, Belk, JC Penney, Macy's I, Macy's II, Sears

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA (2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors
Volusia Mall Daytona Beach, FL	1974/2004	1982	100%	1,071,512	252,969	341	99%	Dillard's East, Dillard's West, Dillard's South, JC Penney, Macy's, Sears
Walnut Square (15) Dalton, GA	1980	1992	100%	495,273	169,838	256	99%	Belk, Belk Home & Kids, JC Penney, Sears, The Rush
Wausau Center (16) Wausau, WI	1983/2001	1999	100%	423,155	149,955	261	95%	JC Penney, Sears, Younkers
West County Center Des Peres, MO	1969/2007	2002	50%	1,209,370	419,349	476	99%	Barnes & Noble, Forever 21, Dick's Sporting Goods, JC Penney, Macy's, Nordstrom
West Towne Mall Madison, WI	1970/2001	2004	100%	831,199	268,382	544	98%	Boston Store, Dick's Sporting Goods, JC Penney, Sears, XXI Forever
WestGate Mall (17) Spartanburg, SC	1975/1995	1996	100%	953,721	247,538	283	92%	Bed Bath & Beyond, Belk, Dick's Sporting Goods, Dillard's, JC Penney, Regal Cinema, Sears
Westmoreland Mall (5) Greensburg, PA	1977/2002	1994	62.8%	999,803	303,964	330	99%	BonTon, JC Penney, Macy's, Macy's Home Store, Old Navy, Sears
York Galleria York, PA	1989/1999	N/A	100%	764,602	227,385	318	98%	Bon Ton, Boscov's, JC Penney, Sears
	Total Stabilized Malls			70,263,297	22,203,031	$353	94%
	Grand total			70,639,719	22,552,505	$354	95%

Non-Core Mall:
Columbia Place Columbia, SC	1977/2001	N/A	100%	1,027,651	274,783	N/A (18)	N/A (18)	Burlington Coat Factory, Macy's, Sears, three vacancies

(1)	Includes total square footage of the anchors (whether owned or leased by the anchor) and mall stores. Does not include future expansion areas.

(2)	Excludes tenants over 20,000 square feet, anchors and junior anchors.

(3)	Excludes sales for license agreement tenants. Totals represent weighted averages.

(4)	Includes tenants paying rent for executed leases as of December 31, 2012.

(5)	Although the Company has less than a 100% interest, it receives all cash flows after payment of debt service, operating expenses and the joint venture partner's preferred return.

(6)
Bonita Lakes Mall - We are the lessee under a ground lease for 82 acres, which extends through June 2035, plus one 25-year renewal option.  The annual ground rent for 2012 was $36,710, increasing by an average of 3% each year.

(7)	Chapel Hill Mall - Ground rent is the greater of $10,000 or 30% of aggregate fixed minimum rent paid by tenants of certain store units. The annual ground rent for 2012 was $10,000.

(8)	EastGate Mall - Ground rent is $24,000 per year.

(9)	We have one Ross Dress for Less and one Dick's Sporting Goods that are currently under development and scheduled to open in 2013.

(10)	The Beall's operating at Lakeshore Mall is unrelated to the Beall's stores at Mall del Norte, Parkdale Mall, Post Oak Mall, Richland Mall, and Sunrise Mall, which are owned by Stage Stores.

(11)	Meridian Mall - We are the lessee under several ground leases in effect through March 2067, with extension options. Fixed rent is $18,700 per year plus 3% to 4% of all rents.

(12)
Pearland Town Center is a mixed-use center which combines retail, hotel, office and residential components.  For segment reporting purposes, the retail portion of the center is classified in Malls, the office portion is classified in Office Buildings, and the hotel and residential portions are classified as Other.

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

(18)
Mall stores sales per square foot and occupancy percentage are not applicable as the steps taken to reposition non-core Malls lead to metrics which do not provide relevant information related to the condition of the non-core Malls.

Anchors

Anchors are an important factor in a Mall’s successful performance. The public’s identification with a mall property typically focuses on the anchor tenants. Mall anchors are generally a department store whose merchandise appeals to a broad range of shoppers and plays a significant role in generating customer traffic and creating a desirable location for the mall store tenants.

Anchors may own their stores and the land underneath, as well as the adjacent parking areas, or may enter into long-term leases with respect to their stores. Rental rates for anchor tenants are significantly lower than the rents charged to mall store tenants. Total rental revenues from anchors account for 11.7% of the total revenues from our Properties in 2012. Each anchor that owns its store has entered into an operating and reciprocal easement agreement with us covering items such as operating covenants, reciprocal easements, property operations, initial construction and future expansion.

During 2012, we added the following anchors and junior anchors (i.e., non-traditional anchors) to the following Malls:

Name	Property	Location
Carmike Cinemas	Foothills Mall	Maryville, TN
Celebration Cinema	Meridian Mall	Lansing, MI
Encore	Asheville Mall	Asheville, NC
Encore	Georgia Square	Athens, GA
Encore	Hanes Mall	Winston-Salem, NC
Encore	Panama City Mall	Panama City, FL
Forever 21	Arbor Place	Atlanta (Douglasville), GA
H&M	Arbor Place	Atlanta (Douglasville), GA
HH Gregg	Regency Mall	Racine, WI
Jo-Ann Fabric and Craft Stores	Northpark Mall	Joplin, MO
Jo-Ann Fabric and Craft Stores	River Ridge Mall	Lynchburg, VA
Party City	Monroeville Mall	Pittsburgh, PA
Ross	Jefferson Mall	Louisville, KY
Tilt	Northpark Mall	Joplin, MO
Ulta	Valley View Mall	Roanoke, VA

As of December 31, 2012, the Malls had a total of 468 anchors and junior anchors including six vacant locations. The mall anchors and junior anchors and the amount of GLA leased or owned by each as of December 31, 2012 is as follows:

	Number of Stores			Gross Leaseable Area
Anchor	Mall Leased	Anchor Owned	Total	Mall Leased	Anchor Owned	Total
JCPenney (1)	38	36	74	4,028,429	4,536,841	8,565,270
Sears (2)	20	50	70	2,217,577	7,126,751	9,344,328
Dillard's (3)	4	48	52	660,713	6,805,642	7,466,355
Sak's	1	1	2	26,948	83,066	110,014
Macy's (4)	15	31	46	1,957,154	4,964,792	6,921,946
Belk (5)	9	25	34	813,060	3,271,099	4,084,159
Bon-Ton:
Bon-Ton	2	1	3	186,824	131,915	318,739
Bergner's	1	2	3	128,330	257,071	385,401
Boston Store (6)	1	4	5	96,000	599,280	695,280
Younkers	3	1	4	269,060	106,131	375,191
Elder-Beerman	3	—	3	194,613	—	194,613
Parisian	1	—	1	148,810	—	148,810
Subtotal	11	8	19	1,023,637	1,094,397	2,118,034

	Number of Stores			Gross Leaseable Area
Anchor	Mall Leased	Anchor Owned	Total	Mall Leased	Anchor Owned	Total
A'GACI	1	—	1	28,000	—	28,000
AMC Theaters	1	—	1	59,491	—	59,491
Ashley Home Store	1	—	1	26,439	—	26,439
Babies R Us	1	—	1	30,700	—	30,700
Barnes & Noble	15	—	15	442,817	—	442,817
Bass Pro Outdoor World	1	—	1	130,000	—	130,000
Beall Bros.	5	—	5	193,209	—	193,209
Beall's (Fla)	1	—	1	45,844	—	45,844
Bed, Bath & Beyond	7	—	7	202,915	—	202,915
Best Buy	3	—	3	98,481	—	98,481
BJ's Wholesale Club	1	—	1	85,188	—	85,188
Books A Million	2	—	2	44,180	—	44,180
Boscov's	—	1	1	—	150,000	150,000
Burlington Coat Factory	2	—	2	141,664	—	141,664
Carmike Cinemas	7	1	8	261,332	54,444	315,776
Carousel Cinemas	1	—	1	52,000	—	52,000
Cinemark Theater	6	—	6	302,661	—	302,661
Cohn Furniture	1	—	1	20,030	—	20,030
Dick's Sporting Goods (7)	13	1	14	714,632	70,000	784,632
Dunham Sports	1	—	1	35,368	—	35,368
Encore	6	—	6	157,423	—	157,423
Glowgolf	1	—	1	22,169	—	22,169
Goody's	3	—	3	92,450	—	92,450
Gordman's	3	—	3	156,339	—	156,339
H&M	3	—	3	61,530	—	61,530
H.H.Gregg	1	1	2	25,000	33,887	58,887
Herberger's	2	—	2	144,968	—	144,968
Hobby Lobby	2	—	2	117,521	—	117,521
Hollywood Theaters	2	—	2	101,936	—	101,936
I. Keating Furniture	1	—	1	103,994	—	103,994
Incredible Dave's	1	—	1	65,044	—	65,044
Jillian's	1	—	1	21,295	—	21,295
Jo-Ann Fabrics	2	—	2	57,989	—	57,989
Joe Brand	1	—	1	29,413	—	29,413
Joplin Schools	—	1	1	—	90,000	90,000
Kids Foot Locker	1	—	1	22,847	—	22,847
Kmart	1	—	1	86,479	—	86,479
Kohl's	5	2	7	421,568	132,000	553,568
Linens & More for Less!	1	—	1	27,645	—	27,645
Marshall's	1	—	1	32,996	—	32,996
Nordstrom (8)	—	2	2	—	385,000	385,000
Old Navy	2	—	2	42,497	—	42,497
Regal Cinemas	4	—	4	228,302	—	228,302
REI	1	—	1	24,427	—	24,427
Ross Dress For Less	2	—	2	52,992	—	52,992
Schuler Books	1	—	1	24,116	—	24,116
Scheel's All Sports	2	—	2	159,245	—	159,245
Sports Authority (9)	1	1	2	24,750	42,085	66,835
Staples	1	—	1	20,388	—	20,388
Stein Mart	1	—	1	30,463	—	30,463
Steinhafels	1	—	1	28,828	—	28,828

	Number of Stores			Gross Leaseable Area
Anchor	Mall Leased	Anchor Owned	Total	Mall Leased	Anchor Owned	Total
Target	2	4	6	237,600	490,476	728,076
The Rush Fitness Complex	1	—	1	30,566	—	30,566
Tilt	1	—	1	22,484	—	22,484
TJ Maxx	3	—	3	86,886	—	86,886
Toys R Us	1	—	1	29,398	—	29,398
Tuesday Morning	1	—	1	31,092	—	31,092
United Artists Theatre	2	—	2	59,180	—	59,180
V-Stock	3	—	3	95,098	—	95,098
Von Maur	—	2	2	—	233,280	233,280
Wehrenberg Theaters	1	—	1	56,000	—	56,000
XXI Forever / Forever 21	7	—	7	235,335	—	235,335

Under Development:
Dick's Sporting Goods (10)	1	—	1	91,770	—	91,770
Ross Dress For Less (10)	—	1	1	—	234,538	234,538
Cinemark Theater (10)	1	—	1	28,263	—	28,263

Vacant Anchors:
Belk	—	1	1	—	96,853	96,853
Office Max	1	—	1	23,600	—	23,600
Dillard's	—	1	1	—	182,260	182,260
Linens N Things	1	—	1	32,060	—	32,060
Old Navy	1	—	1	31,858	—	31,858
Shopko	1	—	1	23,636	—	23,636

	250	218	468	17,141,909	30,077,411	47,219,320

(1)	Of the 36 stores owned by JC Penny, six are subject to ground lease payments to the Company.

(2)	Of the 50 stores owned by Sears, four are subject to ground lease payments to the Company.

(3)	Of the 48 stores owned by Dillard's, four are subject to ground lease payments to the Company.

(4)	Of the 31 stores owned by Macy's, five are subject to ground lease payments to the Company.

(5)	Of the 25 stores owned by Belk, two are subject to ground lease payments to the Company.

(6)	Of the four stores owned by Boston Store, one is subject to ground lease payments to the Company.

(7)	The one store owned by Dick's Sporting Goods is subject to ground lease payments to the Company.

(8)	Of the two stores owned by Nordstrom, one is subject to ground lease payments to the Company.

(9)	The one store owned by Sports Authority is subject to ground lease payments to the Company.

(10)	Store is under development and will open in 2013.

Mall Stores

The Malls have approximately 8,160 mall stores. National and regional retail chains (excluding local franchises) lease approximately 81.4% of the occupied mall store GLA. Although mall stores occupy only 29.3% of the total mall GLA (the remaining 70.7% is occupied by anchors), the Malls received 83.0% of their revenues from mall stores for the year ended December 31, 2012.

Mall Lease Expirations

The following table summarizes the scheduled lease expirations for mall stores as of December 31, 2012:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2013	1,591	$111,695,000	3,886,000	$28.74	14.8%	19.9%
2014	883	89,037,000	2,385,000	37.33	11.8%	12.2%
2015	864	94,959,000	2,353,000	40.36	12.6%	12.0%
2016	845	97,977,000	2,351,000	41.68	13.0%	12.0%
2017	703	86,788,000	2,082,000	41.68	11.5%	10.6%
2018	506	72,938,000	1,710,000	42.66	9.7%	8.7%
2019	281	42,058,000	965,000	43.60	5.6%	4.9%
2020	278	40,054,000	928,000	43.17	5.3%	4.7%
2021	328	43,923,000	1,118,000	39.28	5.8%	5.7%
2022	336	46,136,000	1,130,000	40.82	6.1%	5.8%

(1)	Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2012 for expiring leases that were executed as of December 31, 2012.

(2)
Total annualized gross rent, including recoverable common area expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2012.

(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2012.

See page 53 for a comparison between rents on leases that expired in the current reporting period compared to rents on new and renewal leases executed in 2012. Our goal is to continue to convert shorter term leases to longer terms. For leases expiring in 2013 that we are able to renew or replace with new tenants, we anticipate that we will be able to achieve higher rental rates than the existing rates of the expiring leases as retailers seek out space in our market-dominant Properties and new supply remains constricted. We anticipate that we will be able to achieve spreads similar to those achieved in 2012 as presented on page 54.

Mall Tenant Occupancy Costs

Occupancy cost is a tenant’s total cost of occupying its space, divided by sales. Mall store sales represents total sales amounts received from reporting tenants with space of less than 10,000 square feet.  The following table summarizes tenant occupancy costs as a percentage of total mall store sales, excluding license agreements, for the three years ended December 31, 2012:

	Year Ended December 31,
	2012	2011	2010
Mall store sales (in millions)(1)	$5,767.43	$5,498.01	$5,667.70
Minimum rents	8.29%	8.39%	8.74%
Percentage rents	0.62%	0.59%	0.61%
Tenant reimbursements (2)	3.67%	3.78%	4.04%
Mall tenant occupancy costs	12.58%	12.76%	13.39%

(1)	Represents 100% of sales for the Malls. In certain cases, we own less than a 100% interest in the Malls. Excludes Kirkwood Mall, which was acquired in December 2012
(2)	Represents reimbursements for real estate taxes, insurance, common area maintenance charges, marketing and certain capital expenditures.

Debt on Malls

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2012” included herein for information regarding any liens or encumbrances related to our Malls.

Associated Centers

We owned a controlling interest in 28 Associated Centers and a non-controlling interest in four Associated Centers as of December 31, 2012.

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

The following table sets forth certain information for each of the Associated Centers as of December 31, 2012:

Associated Center / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total GLA (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors
Annex at Monroeville Pittsburgh, PA	1986	100%	186,342	186,342	96%	Burlington Coat Factory, Dick's Sporting Goods
Bonita Lakes Crossing (4) Meridian, MS	1997/1999	100%	147,518	147,518	97%	Ashley Home Store, Office Max, T.J. Maxx
Chapel Hill Suburban (5) Akron, OH	1969	62.8%	116,752	116,752	77%	Roses
Coastal Grand Crossing Myrtle Beach, SC	2005	50%	35,013	35,013	97%	PetSmart
CoolSprings Crossing Nashville, TN	1992	100%	167,470	63,010	91%	American Signature (6), HH Gregg (7), Lifeway Christian Store, Target (6), Toys R Us (6), Whole Foods (7)
Courtyard at Hickory Hollow Nashville, TN	1979	100%	71,038	71,038	85%	Carmike Cinema
EastGate Crossing Cincinnati, OH	1991 / 2012	100%	207,223	183,739	87%	Kroger, Marshall's, Office Max (6)
Foothills Plaza Maryville, TN	1983/1986	100%	71,274	71,274	100%	Ollie's Bargain Outlet
Frontier Square Cheyenne, WY	1985	100%	186,552	16,527	100%	PETCO (8), Ross (8), Target (6), T.J .Maxx (8)
Georgia Square Plaza Athens, GA	1984	100%	15,493	15,493	100%	Georgia Theatre Company
Governor's Square Plaza Clarksville, TN	1985/1988	50%	200,862	57,283	100%	Bed Bath & Beyond, Premier Medical Group, Target (6)
Gunbarrel Pointe Chattanooga, TN	2000	100%	273,913	147,913	100%	Earthfare, Kohl's,Target
Hamilton Corner Chattanooga, TN	1990/2005	90%	67,243	67,243	100%	PETCO
Hamilton Crossing Chattanooga, TN	1987/2005	92%	191,873	98,757	100%	HomeGoods (9), Michaels (9), T.J. Maxx, Toys R Us (6)
Harford Annex Bel Air, MD	1973/2003	100%	107,656	107,656	100%	Best Buy, Office Depot, PetSmart
The Landing at Arbor Place Atlanta (Douglasville), GA	1999	100%	162,954	85,267	85%	Michaels, Shoe Carnival, Toys R Us (6)
Layton Hills Convenience Center Layton, UT	1980	100%	91,379	91,379	100%	Big Lots, Dollar Tree, Downeast Outfitters
Layton Hills Plaza Layton, UT	1989	100%	18,801	18,801	100%	None
Madison Plaza Huntsville, AL	1984	100%	153,503	99,108	73%	Haverty's, HH Gregg (10), TouchStar Cinema (5)

Associated Center / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total GLA (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors
Parkdale Crossing Beaumont, TX	2002	100%	80,102	80,102	98%	Barnes & Noble
The Plaza at Fayette Lexington, KY	2006	100%	190,207	130,803	100%	Cinemark, Gordman's, Guitar Center
The Shoppes at Hamilton Place Chattanooga, TN	2003	92%	131,274	131,274	97%	Bed Bath & Beyond, Marshall's, Ross
The Shoppes at Panama City Panama City, FL	2004	100%	61,221	61,221	96%	Best Buy
The Shoppes at St. Clair Square (5) Fairview Heights, IL	2007	62.8%	84,383	84,383	100%	Barnes & Noble
Sunrise Commons Brownsville, TX	2001	100%	201,960	100,515	100%	K-Mart (6), Marshall's, Ross
The Terrace Chattanooga, TN	1997	92%	156,468	156,468	100%	Academy Sports, Staples
Triangle Town Place Raleigh, NC	2004	50%	149,471	149,471	100%	Bed Bath & Beyond, Dick's Sporting Goods, DSW Shoes
Village at RiverGate Nashville, TN	1981/1998	100%	164,106	64,106	96%	Chuck E. Cheese, Essex Retail Outlet, Target (6)
West Towne Crossing Madison, WI	1980	100%	433,743	104,234	100%	Barnes & Noble, Best Buy, Cub Foods (6), Kohl's (6), Office Max (6), Shopko (6)
WestGate Crossing Spartanburg, SC	1985/1999	100%	157,870	157,870	71%	Hamricks, Jo-Ann Fabric and Craft Stores
Westmoreland Crossing Greensburg, PA	2002	62.8%	281,070	281,070	100%	Carmike Cinema, Dick's Sporting Goods, Levin Furniture, Michaels (11), T.J. Maxx (11)
York Town Center York, PA	2007	50%	273,404	273,404	98%	Bed Bath & Beyond, Best Buy, Christmas Tree Store, Dick's Sporting Goods, Ross, Staples
Total Associated Centers			4,838,138	3,455,034	95%

(1)	Includes total square footage of the anchors (whether owned or leased by the anchor) and shops. Does not include future expansion areas.

(2)	Includes leasable anchors.

(3)	Includes tenants paying rent for executed leases as of December 31, 2012, including leased anchors.

(4)
Bonita Lakes Crossing - We are the lessee under a ground lease for 34 acres, which extends through June 2035, including one 25-year renewal option. The annual rent at December 31, 2012 was $25,510, increasing by an average of 3% each year.

(5)	Although the Company has less than a 100% interest, it receives all cash flows after payment of debt service, operating expenses and the joint venture partner's preferred return.

(6)	Owned by the tenant.

(7)	CoolSprings Crossing - Space is owned by SM Newco Franklin LLC, an affiliate of Developers Diversified, and subleased to HH Gregg and Whole Foods (vacant).

(8)	Frontier Square - Space is owned by 1639 11th Street Associates and subleased to PETCO, Ross, and T.J. Maxx.

(9)	Hamilton Crossing - Space is owned by Schottenstein Property Group and subleased to HomeGoods and Michaels.

(10)	Madison Plaza - Space is owned by SM Newco Huntsville LLC, an affiliate of Developers Diversified, and subleased to HH Gregg.

(11)	Westmoreland Crossing - Space is owned by Schottenstein Property Group and subleased to Michaels and T.J. Maxx.

Associated Centers Lease Expirations

The following table summarizes the scheduled lease expirations for Associated Center tenants in occupancy as of December 31, 2012:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as % of Total Leased GLA (3)
2013	28	$2,443,000	190,000	$12.88	5.7%	6.0%
2014	35	3,832,000	290,000	13.20	8.9%	9.2%
2015	48	5,300,000	352,000	15.04	12.3%	11.1%
2016	35	5,768,000	391,000	14.76	13.4%	12.3%
2017	46	5,974,000	364,000	16.40	13.9%	11.5%
2018	24	3,818,000	234,000	16.34	8.9%	7.4%
2019	15	2,408,000	165,000	14.57	5.6%	5.2%
2020	10	1,873,000	214,000	8.74	4.4%	6.8%
2021	12	4,576,000	363,000	12.62	10.7%	11.5%
2022	19	3,749,000	297,000	12.63	8.7%	9.4%

(1)	Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at
December 31, 2012 for expiring leases that were executed as of December 31, 2012.

(2)	Total annualized gross rent, including recoverable common area expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2012.

(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2012.

Debt on Associated Centers

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2012” included herein for information regarding any liens or encumbrances related to our Associated Centers.

Community Centers

We owned a controlling interest in six Community Centers and a non-controlling interest in four Community Centers as of December 31, 2012.  Community Centers typically have less development risk because of shorter development periods and lower costs. While Community Centers generally maintain higher occupancy levels and are more stable, they typically have slower rent growth because the anchor stores’ rents are typically fixed and are for longer terms.

Community Centers are designed to attract local and regional area customers and are typically anchored by a combination of supermarkets, or value-priced stores that attract shoppers to each center’s small shops. The tenants at our Community Centers typically offer necessities, value-oriented and convenience merchandise.

We own the land underlying the Community Centers in fee simple interest.

     The following table sets forth certain information for each of our Community Centers at December 31, 2012:

Community Center / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total GLA (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors
Cobblestone Village at Palm Coast Palm Coast, FL	2007	100%	96,891	22,876	99%	Belk (4)
Hammock Landing West Melbourne, FL	2009	50%	343,897	206,896	93%	HH Gregg, Kohl's (4), Marshall's, Michaels, Ross, Target (4)
High Pointe Commons Harrisburg, PA	2006/2008	50%	341,853	118,850	96%	Christmas Tree Shops, JC Penney (4), Target (4)
Pemberton Plaza Vicksburg, MS	1986	100%	77,894	26,948	96%	TJ Maxx (5)
Renaissance Center Durham, NC	2003/2007	50%	314,691	314,691	96%	Best Buy, Nordstrom, REI, Toys R Us
Statesboro Crossing Statesboro, GA	2008	100%	136,958	136,958	99%	Hobby Lobby, T.J. Maxx
The Forum at Grandview Madison, MS	2010/2012	75%	189,719	189,719	100%	Best Buy, Dick’s Sporting Goods, HomeGoods, Michaels, Stein Mart
The Pavilion at Port Orange Port Orange, FL	2010	50%	329,005	322,010	96%	Belk, Hollywood Theaters, Marshall's, Michaels
The Promenade D'Iberville, MS	2009	85%	522,322	305,362	92%	Best Buy, Dick's Sporting Goods, Kohl's (4), Marshall's, Michaels, Target (4)
Waynesville Commons Waynesville, NC	2012	100%	126,967	41,967	100%	Belk
Total Community Centers			2,480,197	1,686,277	96%

(1)	Includes total square footage of the Anchors (whether owned or leased by the Anchor) and shops. Does not include future expansion areas.

(2)	Includes leasable Anchors.

(3)	Includes tenants paying rent for executed leases as of December 31, 2012,including leased anchors.

(4)	Owned by tenant.

(5)	Pemberton Plaza - Space is owned by The Kroger Company and subleased to T.J. Maxx.

Community Centers Lease Expirations

The following table summarizes the scheduled lease expirations for tenants in occupancy at Community Centers as of December 31, 2012:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2013	12	$1,581,000	77,000	$20.49	4.1%	3.5%
2014	43	3,193,000	109,000	29.31	8.3%	4.9%
2015	30	2,313,000	93,000	24.97	6.0%	4.2%
2016	25	1,481,000	67,000	22.05	3.8%	3.0%
2017	44	4,598,000	197,000	23.32	11.9%	8.9%
2018	21	3,744,000	221,000	16.97	9.7%	10.0%
2019	22	3,534,000	181,000	19.55	9.1%	8.2%
2020	23	4,892,000	341,000	14.35	12.7%	15.5%
2021	14	2,907,000	185,000	15.71	7.5%	8.4%
2022	25	3,482,000	190,000	18.28	9.0%	8.6%

(1)	Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2012 for expiring leases that were executed as of December 31, 2012.

(2)
Total annualized gross rent, including recoverable common area expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2012.

(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2012.

Debt on Community Centers

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2012” included herein for information regarding any liens or encumbrances related to our Community Centers.

Office Buildings

We owned a controlling interest in 13 Office Buildings and a non-controlling interest in seven Office Buildings as of December 31, 2012.

We own a 92% interest in the 128,000 square foot office building where our corporate headquarters is located. As of December 31, 2012, we occupied 60.2% of the total square footage of the building.

The following tables set forth certain information for each of our Office Buildings at December 31, 2012:

Office Building / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total GLA (1)	Total Leasable GLA	Percentage GLA Occupied
840 Greenbrier Circle Chesapeake, VA	1983	100%	50,820	50,820	87%
850 Greenbrier Circle Chesapeake, VA	1984	100%	81,318	81,318	100%
1500 Sunday Drive Raleigh, NC	2000	100%	61,412	61,412	97%
Bank of America Building Greensboro, NC	1988	50%	49,327	49,327	98%
CBL Center Chattanooga, TN	2001	92%	130,216	130,216	97%
CBL Center II Chattanooga, TN	2008	92%	77,211	77,211	93%
First Citizens Bank Building Greensboro, NC	1985	50%	43,088	43,088	72%
First National Bank Building Greensboro, NC	1990	50%	3,774	3,774	100%
Friendly Center Office Building Greensboro, NC	1972	50%	32,262	32,262	90%
Green Valley Office Building Greensboro, NC	1973	50%	27,604	27,604	60%
Lake Point Office Building (2)Greensboro, NC	1996	100%	87,895	87,895	96%
Oak Branch Business Center Greensboro, NC	1990/1995	100%	33,622	33,622	77%
One Oyster Point Newport News, VA	1984	100%	36,097	36,097	38%
The Pavilion at Port Orange Port Orange, FL	2010	50%	26,785	26,785	89%
Pearland Office Pearland, TX	2009	88%	29,509	29,509	100%
Peninsula Business Center I Newport News, VA	1985	100%	21,886	21,886	91%
Peninsula Business Center II Newport News, VA	1985	100%	40,430	40,430	100%
Suntrust Bank Building (2) Greensboro, NC	1998	100%	106,959	106,959	96%
Two Oyster Point Newport News, VA	1985	100%	39,283	39,283	79%
Wachovia Office Building Greensboro, NC	1992	50%	12,000	12,000	100%
Total Office Buildings			991,498	991,498	90%

(1)  Includes total square footage of the offices.  Does not include future expansion areas.
(2) We sold these Properties on January 9, 2013. They were classified as held for sale as of December 31, 2012.

Office Buildings Lease Expirations

The following table summarizes the scheduled lease expirations for tenants in occupancy at Office Buildings as of December 31, 2012:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2013	52	$4,794,000	82,000	$58.17	15.8%	10.2%
2014	36	4,792,000	76,000	62.77	15.8%	9.4%
2015	39	4,769,000	112,000	42.76	15.7%	13.7%
2016	27	3,580,000	89,000	40.42	11.8%	10.9%
2017	23	3,279,000	160,000	20.54	10.8%	19.7%
2018	12	3,200,000	98,000	32.69	10.5%	12.1%
2019	5	1,592,000	50,000	31.61	5.2%	6.2%
2020	1	488,000	27,000	17.94	1.6%	3.4%
2021	—	—	—	—	—%	—%
2022	2	410,000	15,000	28.05	1.3%	1.8%

(1)
Total annualized contractual gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2012 for expiring leases that were executed as of December 31, 2012.

(2)
Total annualized contractual gross rent, including recoverable common area expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2012.

(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2012.

Debt on Office Buildings

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2012” included herein for information regarding any liens or encumbrances related to our Offices.

Mortgages Notes Receivable

We own six mortgages, each of which is collateralized by either a first mortgage, a second mortgage or by assignment of 100% of the ownership interests in the underlying real estate and related improvements. The mortgages are more fully described on Schedule IV in Part IV of this report.

Mortgage Loans Outstanding at December 31, 2012 (in thousands):

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/12 (1)	Annual Debt Service	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity	Open to Prepayment Date (2)
Consolidated Debt
Malls:
Acadiana Mall *	100%	5.67%	$137,640	$10,435	Apr-17	—	$124,998	Open
Alamance Crossing	100%	5.83%	50,001	3,589	Jul-21	—	43,046	Jul-14
Alamance West	100%	3.21%	16,000	514	Dec-13	Dec-15	16,000	Open	(3)
Arbor Place	100%	5.099%	121,050	7,948	May-22	—	100,861	Apr-14
Asheville Mall	100%	5.80%	76,289	5,917	Sep-21	—	60,190	Sep-14
Brookfield Square	100%	5.08%	92,305	6,822	Nov-15	—	85,807	Open
Burnsville Center	100%	6.00%	79,272	6,417	Jul-20	—	63,589	Jul-13
Cary Towne Center	100%	8.50%	55,910	11,958	Mar-17	—	45,226	Open
Chapel Hill Mall *	100%	6.10%	70,045	5,599	Aug-16	—	64,747	Open
CherryVale Mall	100%	5.00%	82,347	6,055	Oct-15	—	76,647	Open
Chesterfield Mall *	100%	5.74%	140,000	8,036	Sep-16	—	140,000	Open

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/12 (1)	Annual Debt Service	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity	Open to Prepayment Date (2)
Citadel Mall	100%	5.68%	68,835	5,226	Apr-17	—	62,525	Open
Columbia Place	100%	5.45%	27,266	2,493	Sep-13	—	26,583	Open
Cross Creek Mall	100%	4.54%	137,179	9,376	Jan-22	—	102,260	Open
Dakota Square Mall	100%	6.23%	58,522	4,562	Nov-16	—	54,843	Open
East Towne Mall	100%	5.00%	70,220	5,153	Nov-15	—	65,231	Open
EastGate Mall	100%	5.83%	42,281	3,613	Apr-21	—	30,104	Apr-14
Eastland Mall	100%	5.85%	59,400	3,475	Dec-15	—	59,400	Open
Fashion Square	100%	4.95%	41,569	2,932	Jun-22	—	31,112	May-14
Fayette Mall	100%	5.42%	179,227	13,527	May-21	—	139,177	May-13
Greenbrier Mall *	100%	5.91%	77,085	6,055	Aug-16	—	71,111	Open
Hamilton Place	90%	5.86%	106,024	8,292	Aug-16	—	97,757	Open
Hanes Mall	100%	6.99%	156,208	13,080	Oct-18	—	140,968	Open
Hickory Point Mall	100%	5.85%	29,635	2,347	Dec-15	—	27,690	Open
Honey Creek Mall	100%	8.00%	30,921	3,373	Jul-19	—	23,290	Open	(4)
Imperial Valley Mall	100%	4.99%	52,546	3,859	Sep-15	—	49,019	Open
Janesville Mall	100%	8.38%	5,269	1,857	Apr-16	—	—	Open
Jefferson Mall	100%	4.75%	70,676	4,456	Jun-22	—	58,176	May-14
Kirkwood Mall	49%	5.75%	40,368	2,885	Apr-18		37,109	Mar-13
Layton Hills Mall	100%	5.66%	98,369	7,453	Apr-17	—	89,327	Open
Mall del Norte	100%	5.04%	113,400	5,715	Dec-14	—	113,400	Open
Mid Rivers Mall *	100%	5.88%	89,312	7,029	May-21	—	70,214	May-14
Midland Mall	100%	6.10%	34,568	2,763	Aug-16	—	31,953	Open
Northpark Mall	100%	5.75%	33,809	3,171	Mar-14	—	32,370	Open
Northwoods Mall	100%	5.075%	72,339	4,743	Apr-22	—	60,292	May-14
Park Plaza Mall	100%	5.28%	96,059	7,165	Apr-21	—	74,428	Apr-14
Parkdale Mall & Crossing	100%	5.85%	91,906	7,241	Mar-21	—	72,447	Mar-14
Parkway Place	100%	6.50%	40,244	3,403	Jul-20	—	32,661	Jul-13
South County Center *	100%	4.96%	72,225	5,515	Oct-13	—	70,791	Open
Southpark Mall	100%	4.845%	66,525	4,240	Jun-22	—	54,924	Jul-14
St. Clair Square *	100%	3.19%	123,875	5,493	Dec-16	—	117,875	Dec-13
Stroud Mall	100%	4.59%	34,469	2,104	Apr-16	—	30,276	Open	(5)
The Forum at Grandview	100%	3.21%	10,200	327	Sep-13	Sep-14	10,200	Open	(3)
The Outlet Shoppes at El Paso	75%	7.06%	66,367	5,622	Dec-17	—	61,265	Open
The Outlet Shoppes at Gettysburg	50%	5.87%	40,170	3,104	Feb-16	—	37,766	Open
The Outlet Shoppes at Oklahoma City	75%	5.73%	58,888	4,521	Jan-22	—	45,428	Jan-13
Valley View Mall	100%	6.50%	62,282	5,267	Jul-20	—	50,547	Jul-13
Volusia Mall	100%	8.00%	53,191	5,802	Jul-19	—	40,064	Open	(4)
Wausau Center	100%	5.85%	19,187	1,509	Apr-21	—	15,100	Apr-14
West Towne Mall	100%	5.00%	99,186	7,279	Nov-15	—	92,139	Open
WestGate Mall	100%	4.99%	39,661	2,803	Jul-22	—	29,670	Open
Westmoreland Mall *	100%	5.05%	63,639	5,993	Mar-13	—	63,175	Open	(9)
York Galleria	100%	4.55%	55,057	3,369	Apr-16	—	48,337	Open	(6)
			3,709,018	281,482			3,242,115

Associated Centers:
CoolSprings Crossing	100%	4.54%	12,887	789	Apr-16	—	11,313	Open	(7)

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/12 (1)	Annual Debt Service	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity	Open to Prepayment Date (2)
EastGate Crossing	100%	5.66%	15,324	1,159	May-17	—	13,893	Open
Gunbarrel Pointe	100%	4.64%	11,472	698	Apr-16	—	10,083	Open	(8)
Hamilton Corner	90%	5.67%	15,595	1,183	Apr-17	—	14,164	Open
Hamilton Crossing & Expansion	92%	5.99%	10,283	819	Apr-21	—	8,122
The Plaza at Fayette	100%	5.67%	40,633	3,081	Apr-17	—	36,901	Open
The Shoppes at St. Clair Square *	100%	5.67%	20,593	1,562	Apr-17	—	18,702	Open
The Terrace	92%	7.25%	14,224	1,284	Jun-20	—	11,755	Jul-15
			141,011	10,575			124,933

Community Centers:
Southaven Towne Center	100%	5.50%	41,786	3,134	Jan-17	—	38,056	Open
Statesboro Crossing	50%	1.21%	13,482	300	Feb-13	—	13,482	Open	(3)	(9)
The Promenade	85%	1.91%	58,000	1,111	Dec-14	Dec-18	58,000	Open	(3)
			113,268	4,545			109,538

Office Buildings:
CBL Center	92%	5.00%	21,675	1,651	Jun-22	—	14,949	Jul-14

Credit Facilities:
Secured Credit Facility - $105,000 capacity	100%	2.46%	10,625	262	Jun-15	Jun-16	10,625	Open
Unsecured Credit Facility - $600,000 capacity	100%	2.07%	300,297	6,216	Nov-15	Nov-16	300,297	Open
Unsecured Credit Facility - $600,000 capacity	100%	2.07%	175,329	3,629	Nov-16	Nov-17	175,329	Open
Unsecured term facility - General	100%	1.82%	228,000	4,150	Apr-13	—	228,000	Open
			714,251	14,257			714,251
Construction Properties:
The Outlet Shoppes at Atlanta	75%	2.96%	15,366	455	Aug-15	Aug-17	15,366	Open	(3)

Other:
Pearland Town Center	88%	8.00%	18,264	1,461	Oct-14		N/A		(10)

Unamortized Premiums (Discounts)			12,830	—			—		(11)
Total Consolidated Debt			$4,745,683	$314,426			$4,221,152

Unconsolidated Debt:
Bank of America Building	50%	5.33%	$9,250	$493	Apr-13	—	$9,250	Open
Coastal Grand-Myrtle Beach	50%	5.09%	79,920	7,078	Oct-14	—	74,423	Open	(12)
CoolSprings Galleria	50%	6.98%	109,395	10,683	Jun-18	—	87,037	Jun-13
First Citizens Bank Building	50%	5.33%	5,110	272	Apr-13	—	5,110	Open
First National Bank Building	50%	5.33%	809	43	Apr-13	—	809	Open

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/12 (1)	Annual Debt Service	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity	Open to Prepayment Date (2)
Friendly Center Office Building	50%	5.33%	2,199	117	Apr-13	—	2,199	Open
Friendly Shopping Center	50%	5.33%	77,625	4,137	Apr-13	—	77,625	Open
Governor's Square Mall	48%	8.23%	21,400	3,476	Sep-16	—	14,089	Open
Green Valley Office Building	50%	5.33%	1,941	103	Apr-13	—	1,941	Open
Gulf Coast Town Center (Phase I)	50%	5.60%	190,800	10,687	Jul-17	—	190,800	Open
Gulf Coast Town Center (Phase III)	50%	2.75%	6,786	528	Jul-15	—	5,401	Open	(3)	(13)
Hammock Landing (Phase I)	50%	3.71%	42,431	2,191	Nov-13	Nov-14	41,815	Open	(3)	(13)
Hammock Landing (Phase II)	50%	3.71%	2,921	431	Nov-13	—	2,621	Open	(3)	(13)
High Pointe Commons (Phase I)	50%	5.74%	13,893	1,212	May-17	—	12,069	Open
High Pointe Commons (Phase II)	50%	6.10%	5,552	481	Jul-17	—	4,816	Open
Kentucky Oaks Mall	50%	5.27%	24,263	2,429	Jan-17	—	19,223	Open
Oak Park Mall	50%	5.85%	275,700	16,128	Dec-15	—	275,700	Open
Renaissance Center (Phase I)	50%	5.61%	33,793	2,569	Jul-16	—	31,297	Open
Renaissance Center (Phase II)	50%	5.22%	15,700	820	Apr-13	—	15,700	Open
Summit Fair	27%	5.00%	49,345	2,467	Dec-12	—	49,266	Open	(3)	(14)
The Pavilion at Port Orange	50%	3.71%	63,030	2,338	Mar-14	Mar-15	61,998	Open	(3)	(13)
The Shops at Friendly Center	50%	5.90%	41,131	3,203	Jan-17	—	37,639	Open
Triangle Town Center	50%	5.74%	183,291	14,367	Dec-15	—	171,092	Open
Wachovia Office Building	50%	5.33%	3,066	163	Apr-13	—	3,066	Open
West County Center	50%	3.40%	190,000	6,496	Dec-22	—	162,270	Jan-15	(15)
York Town Center	50%	4.90%	37,356	2,657	Feb-22	—	28,293	Open
Total Unconsolidated Debt			$1,486,707	$95,569			$1,385,549
Total Consolidated and Unconsolidated Debt			$6,232,390	$409,995			$5,606,701
Company's Pro-Rata Share of Total Debt			$5,445,207	$354,767					(16)

*	Properties owned in a Joint Venture of which common stock is owned 100% by CBL.

(1)	The amount listed includes 100% of the loan amount even though the Company may have less than a 100% ownership interest in the Property.

(2)	Prepayment premium is based on yield maintenance or defeasance.

(3)	The interest rate is variable at various spreads over LIBOR priced at the rates in effect at December 31, 2012. The note is prepayable at any time without prepayment penalty.

(4)	The mortgages on Honey Creek and Volusia Mall are cross-collateralized and cross-defaulted.

(5)
The Company has an interest rate swap on a notional amount of $34,469, amortizing to $30,276 over the term of the swap, related to Stroud Mall to effectively fix the interest rate on that variable-rate loan. Therefore, this amount is currently reflected as having a fixed rate. The swap terminates in April 2016.

(6)
The Company has an interest rate swap on a notional amount of $55,057, amortizing to $48,337 over the term of the swap, related to York Galleria Mall to effectively fix the interest rate on that variable-rate loan. Therefore, this amount is currently reflected as having a fixed rate. The swap terminates in April 2016.

(7)
The Company has an interest rate swap on a notional amount of $12,887, amortizing to $11,313 over the term of the swap, related to CoolSprings Crossing to effectively fix the interest rate on that variable-rate loan. Therefore, this amount is currently reflected as having a fixed rate. The swap terminates in April 2016.

(8)
The Company has an interest rate swap on a notional amount of $11,472, amortizing to $10,083 over the term of the swap, related to Gunbarrel Pointe to effectively fix the interest rate on that variable-rate loan. Therefore, this amount is currently reflected as having a fixed rate. The swap terminates in April 2016.

(9)	This loan was retired subsequent to December 31, 2012.

(10)
We own 88% and our joint venture partner owns 12%. of Pearland Town Center. Our joint venture partner's equity contribution is accounted for using the financing method. The 8.0% rate represents our partner's rate of preferred return.

(11)
Represents net premiums related to debt assumed to acquire real estate assets, which had stated interest rates that were above or below the estimated market rates for similar debt instruments at the respective acquisition dates.

(12)
The amounts shown represent a first mortgage securing the Property.  In addition to the outstanding balance of the first mortgage shown above, there is also a total of $18,000 of B-notes that are payable to the Company and its joint venture partner, each of which hold $9,000 for Coastal Grand - Myrtle Beach.

(13)	The Company owns less than 100% of the property but guarantees 100% of the debt.

(14)	The Company has guaranteed 27%, up to a maximum of $15,183, of the outstanding balance of this construction financing.

(15)	Annual debt service is interest only through December 2015. In 2016 and thereafter, annual debt service will be $10,111.

(16)
Represents the Company's pro rata share of debt, including our share of unconsolidated affiliates' debt and excluding noncontrolling interests' share of consolidated debt on shopping center properties.

The following is a reconciliation of consolidated debt to the Company's pro rata share of total debt:

Total consolidated debt	$4,745,683
Noncontrolling interests' share of consolidated debt	(89,530)
Company's share of unconsolidated debt	789,054
Company's pro rata share of total debt	$5,445,207

The following Properties have been pledged as collateral for our secured line of credit:

Property	Location
Cobblestone Village at Palm Coast	Palm Coast, FL
College Square	Morristown, TN
The Lakes Mall	Muskegon, MI
Mall del Norte (1)	Laredo, TX
The Shoppes at Hamilton Place	Chattanooga, TN
Walnut Square	Dalton, GA

(1) Only certain parcels at this Property have been pledged as collateral.

Other than our property-specific mortgage or construction loans and secured line of credit, there are no material liens or encumbrances on our Properties.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock of CBL & Associates Properties, Inc. is traded on the New York Stock Exchange.  The stock symbol is “CBL”. Quarterly sale prices and dividends paid per share of common stock are as follows:

	Market Price
Quarter Ended	High	Low	Dividend
2012
March 31	$19.50	$15.41	$0.22
June 30	$19.57	$16.65	$0.22
September 30	$22.55	$18.64	$0.22
December 31	$23.00	$20.60	$0.22

2011
March 31	$18.72	$16.59	$0.21
June 30	$19.35	$16.66	$0.21
September 30	$19.33	$11.36	$0.21
December 31	$16.16	$10.41	$0.21

There were approximately 810 shareholders of record for our common stock as of February 28, 2013.

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

During the fourth quarter of 2012, subsequent to the unregistered issuances of common stock reflected in our Current Report on Form 8-K dated October 11, 2012, our Board of Directors approved the issuance, pursuant to the terms of the Operating Partnership's Fourth Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), of 243,458 additional shares of common stock in response to exchange notices received from four limited partners covering a like number of common units of limited partnership in the Operating Partnership. These shares were issued to the following limited partners in the amounts indicated below, effective December 14, 2012, pursuant to our right to deliver either shares of common stock, or their cash equivalent (as determined pursuant to the Partnership Agreement), to complete such exchanges:

Exchanging Partner Receiving Common Stock	Shares of Common Stock Issued
John Anderson Revocable Trust Under Agreement dated September 21 1977, John R. Anderson, Trustee	33,068
Community Foundation of Greater Chattanooga, Inc.	67,205
Kahn Joint Venture	132,155
Powell Family Trust dated April 6, 2001, Frederick H. Powell, Jr., Successor Trustee	11,030
243,458

We believe each of these share issuances was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof, because they did not involve a public offering or sale. No underwriters, brokers or finders were involved in any of these transactions.

The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
Oct. 1–31, 2012	—	$—	—	$—
Nov. 1–30, 2012	—	—	—	—
Dec. 1–31, 2012	17,823	22.14	—	—
Total	17,823	$22.14	—	$—

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

ITEM 6. SELECTED FINANCIAL DATA
       (In thousands, except per share data)

	Year Ended December 31, (1)
	2012	2011	2010	2009	2008
Total revenues	$1,034,640	$1,051,314	$1,045,703	$1,052,966	$1,099,856
Total operating expenses	655,471	692,595	644,185	661,489	725,618
Income from operations	379,169	358,719	401,518	391,477	374,238
Interest and other income	3,955	2,583	3,868	5,200	10,000
Interest expense	(244,432)	(267,072)	(281,102)	(286,242)	(301,522)
Gain (loss) on extinguishment of debt	265	1,029	—	(601)	—
Gain (loss) on investments	45,072	—	888	(9,260)	(17,181)
Gain on sales of real estate assets	2,286	59,396	2,887	3,820	10,866
Equity in earnings (losses) of unconsolidated affiliates	8,313	6,138	(188)	5,489	2,831
Income tax benefit (provision)	(1,404)	269	6,417	1,222	(13,495)
Income from continuing operations	193,224	161,062	134,288	111,105	65,737
Discontinued operations	(18,705)	23,932	(36,119)	(118,170)	(2,325)
Net income (loss)	174,519	184,994	98,169	(7,065)	63,412
Net (income) loss attributable to noncontrolling interests in:
Operating partnership	(19,267)	(25,841)	(11,018)	17,845	(7,495)
Other consolidated subsidiaries	(23,652)	(25,217)	(25,001)	(25,769)	(24,330)
Net income (loss) attributable to the Company	131,600	133,936	62,150	(14,989)	31,587
Preferred dividends	(47,511)	(42,376)	(32,619)	(21,818)	(21,819)
Net income (loss) available to common shareholders	$84,089	$91,560	$29,531	$(36,807)	$9,768
Basic per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.64	$0.49	$0.40	$0.40	$0.17
Net income (loss) attributable to common shareholders	$0.54	$0.62	$0.21	$(0.35)	$0.15
Weighted average shares outstanding	154,762	148,289	138,375	106,366	66,313
Diluted per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.64	$0.49	$0.40	$0.40	$0.17
Net income (loss) attributable to common shareholders	$0.54	$0.62	$0.21	$(0.35)	$0.15
Weighted average common and potential dilutive common shares outstanding	154,807	148,334	138,416	106,366	66,418
Amounts attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$99,307	$72,914	$55,836	$42,779	$11,084
Discontinued operations	(15,218)	18,646	(26,304)	(79,586)	(1,316)
Net income (loss) attributable to common shareholders	$84,089	$91,560	$29,532	$(36,807)	$9,768
Dividends declared per common share	$0.88	$0.84	$0.80	$0.58	$2.01

	December 31,
	2012	2011	2010	2009	2008
BALANCE SHEET DATA:
Net investment in real estate assets	$6,328,982	$6,005,670	$6,890,137	$7,095,035	$7,321,480
Total assets	7,089,736	6,719,428	7,506,554	7,729,110	8,034,335
Total mortgage and other indebtedness	4,745,683	4,489,355	5,209,747	5,616,139	6,095,676
Redeemable noncontrolling interests	464,082	456,105	458,213	444,259	439,672
Shareholders’ equity:
Redeemable preferred stock	25	23	12	12	12
Other shareholders’ equity	1,328,668	1,263,255	1,300,326	1,117,884	788,512
Total shareholders’ equity	1,328,693	1,263,278	1,300,338	1,117,896	788,524
Noncontrolling interests	192,404	207,113	223,605	302,483	380,472
Total equity	$1,521,097	$1,470,391	$1,523,943	$1,420,379	$1,168,996

	Year Ended December 31,
	2012	2011	2010	2009	2008
OTHER DATA:
Cash flows provided by (used in):
Operating activities	$481,515	$441,836	$429,792	$431,638	$419,093
Investing activities	(246,670)	(27,645)	(5,558)	(160,302)	(360,601)
Financing activities	(212,689)	(408,995)	(421,400)	(275,834)	(71,512)

Funds From Operations ("FFO") of the Operating Partnership (2)	458,159	422,697	394,841	397,068	376,273
FFO allocable to Company shareholders	372,758	329,323	287,563	267,425	213,347

(1)
Please refer to Notes 3, 5 and 15 to the consolidated financial statements for a description of acquisitions, joint venture transactions and impairment charges that have impacted the comparability of the financial information presented.  Also, please refer to Note 4 to the consolidated financial statements for a description of discontinued operations that resulted in revisions to certain amounts previously reported.

(2)
Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for the definition of FFO, which does not represent cash flows from operations as defined by accounting principles generally accepted in the United States and is not necessarily indicative of the cash available to fund all cash requirements.  A reconciliation of FFO to net income (loss) attributable to common shareholders is presented on page 71.

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

Executive Overview

We are a self-managed, self-administered, fully integrated REIT that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air centers, associated centers, community centers and office properties. Our shopping centers are located in 27 states, but are primarily in the southeastern and midwestern United States.  We have elected to be taxed as a REIT for federal income tax purposes.

As of December 31, 2012, we owned controlling interests in 77 regional malls/open-air and outlet centers (including one mixed-use center), 28 associated centers (each located adjacent to a regional shopping mall), six community centers and 13 office buildings, including our corporate office building. We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a variable interest entity. As of December 31, 2012, we owned non-controlling interests in nine regional malls, four associated centers, four community centers and seven office buildings. Because one or more of the other partners have substantive participating rights, we do not control these partnerships and joint ventures and, accordingly, account for these investments using the equity method.  We had controlling interests in the development of one outlet center, owned in a 75%/25% joint venture at December 31, 2012, one community center development, one mall expansion and two mall redevelopments under construction at December 31, 2012. We also hold options to acquire certain development properties owned by third parties.

Operationally, we continue to pursue strategic acquisitions, prune non-core and mature assets, and invest in our Properties through development and expansion initiatives. Occupancy increased 100 basis points in 2012 to 94.6% across our total portfolio as compared to the prior year and we signed more than 6.1 million square feet of leases. Same-store sales per square foot excluding license agreements, for stabilized mall tenants 10,000 square feet or less for 2012 increased 3.2% over the prior year to $353 per square foot. See "Mall Store Sales" section included herein for further information about our same-store sales metrics. Occupancy gains, sales increases and positive leasing spreads contributed to positive growth in our same-center NOI.

Our financing strategy centers on positioning our balance sheet to achieve an investment grade rating, which should provide us with increased flexibility and access to favorable financing options in the public debt markets. As part of this process, we extended and modified our two largest credit facilities to convert them from secured to unsecured and increase their aggregate capacity to $1.2 billion. Additionally, we are retiring property-specific loans as they mature to increase the size of our unencumbered NOI and gross asset value. We believe the process to achieve an investment grade rating could take up to two years.

FFO of our Operating Partnership, as adjusted, increased 5.8% to $412.8 million for the year ending December 31, 2012 as compared to $390.2 million in the prior year. FFO was positively impacted by growth in same-center NOI and decreases in interest rate expense due to lower rates on our lines of credit and favorable refinancings. FFO is a key performance measure for real estate companies.  Please see the more detailed discussion of this measure on page 70.

Results of Operations

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011
Properties that were in operation for the entire year during both 2012 and 2011 are referred to as the “2012 Comparable Properties.” Since January 1, 2011, we have acquired or opened three outlet centers, three malls and one community center as follows:

Property	Location	Date Opened /Acquired
New Developments:
The Outlet Shoppes at Oklahoma City (1)	Oklahoma City, OK	August 2011
Waynesville Commons	Waynesville, NC	October 2012

Acquisitions:
Northgate Mall	Chattanooga, TN	September 2011
The Outlet Shoppes at El Paso (1)	El Paso, TX	April 2012
The Outlet Shoppes at Gettysburg (2)	Gettysburg, PA	April 2012
Dakota Square Mall	Minot, ND	May 2012
Kirkwood Mall (3)	Bismarck, ND	December 2012

(1) The Outlet Shoppes at Oklahoma City and The Outlet Shoppes at El Paso are 75/25 joint ventures, which are included in the accompanying consolidated statements of operations on a consolidated basis.
(2) The Outlet Shoppes at Gettysburg is a 50/50 joint venture and is included in the accompanying consolidated statements of operations on a consolidated basis.
(3) The Company acquired a 49.0% interest in Kirkwood Mall in December 2012 and executed an agreement to acquire the remaining 51.0% interest within 90 days, subject to lender approval. This Property is included in the accompanying consolidated statements of operations on a consolidated basis.
The Properties listed above are included in our operations on a consolidated basis and are collectively referred to as the "2012 New Properties." In addition to the above Properties, in December 2012, we purchased the remaining 40.0% noncontrolling interest in Imperial Valley Mall in El Centro, CA from our joint venture partner. The results of operations of this Property, previously accounted for using the equity method of accounting, are included in our operations on a consolidated basis beginning December 27, 2012. The transactions related to the 2012 New Properties impact the comparison of the results of operations for the year ended December 31, 2012 to the results of operations for the year ended December 31, 2011.
In October 2011, we formed a joint venture, CBL/T-C, with TIAA-CREF. As described in Note 5 to the consolidated financial statements, we began accounting for our remaining interest in three of our malls, CoolSprings Galleria, Oak Park Mall and West County Center, which were previously accounted for on a consolidated basis, using the equity method of accounting upon formation of the joint venture. These Properties are collectively referred to as the "CBL/T-C Properties". This transaction impacts the comparison of the results of operations for the year ended December 31, 2012 to the results of operations for the year ended December 31, 2011.
Revenues
Total revenues decreased by $16.7 million for 2012 compared to the prior year. Rental revenues and tenant reimbursements decreased $17.0 million due to a decrease of $70.4 million related to the CBL/T-C Properties partially offset by an increase of $39.8 million from the 2012 New Properties and an increase of $13.6 million from the 2012 Comparable Properties. The increase in rental revenues and tenant reimbursements of the 2012 Comparable Properties was driven by increases of $14.5 million in minimum rents and $1.1 million in sponsorship income partially offset by a decrease of $2.3 million in tenant reimbursements. High occupancy levels and continued improvement in leasing spreads led to the increase in minimum rents.
Our cost recovery ratio decreased to 99.7% for 2012 compared to 101.7% for 2011.
The increase in management, development and leasing fees of $3.8 million was mainly attributable to a new contract to provide property management services to a portfolio of six third party malls in 2012 as well as income from the CBL/T-C joint venture.
Other revenues decreased $3.5 million primarily due to a decrease of $2.4 million in revenues of our subsidiary that provides security and maintenance services to third parties.

Operating Expenses
Total operating expenses decreased $37.1 million for 2012 compared to the prior year due to a $26.9 million decrease in loss on impairment of real estate. Property operating expenses, including real estate taxes and maintenance and repairs, decreased $7.3 million due to a decrease of $21.6 million related to the CBL/T-C Properties partially offset by increases of $13.3 million related to the 2012 New Properties and $1.0 million attributable to the 2012 Comparable Properties. The $1.0 million increase in property operating expenses of the 2012 Comparable Properties is primarily attributable to increases of $2.5 million in real estate taxes and $2.4 million in payroll costs, which were partially offset by decreases of $2.8 million in utilities and snow removal costs, $0.4 million in land rent expense, $0.4 million in promotion-related costs and $0.3 million in insurance expense.
The decrease in depreciation and amortization expense of $5.6 million resulted from a decrease of $23.8 million related to the CBL/T-C Properties and $1.3 million from the 2012 Comparable Properties, partially offset by an increase of $19.5 million from the 2012 New Properties. The decrease attributable to the 2012 Comparable Properties is primarily attributable to lower amortization of tenant allowances due to write-offs of unamortized tenant allowances in the prior year period related to certain store closings partially offset by ongoing capital expenditures for renovations, expansions and deferred maintenance.
General and administrative expenses increased $6.5 million primarily as a result of an increase of $3.9 million in payroll and related expenses, a decrease of $0.8 for capitalized overhead related to development projects, an increase of $0.7 million in legal and other professional services and an increase of $0.7 million related to accelerating the vesting of certain restricted stock awards. The balance of the increase was attributable to increased costs in acquisition costs and several other general and administrative accounts. As a percentage of revenues, general and administrative expenses were 5.0% in 2012 compared to 4.3% in 2011. General and administrative expenses as a percentage of revenues were slightly higher in 2012 due to lower revenues as a result of the deconsolidation of the CBL/T-C Properties.
During 2012, we recorded a non-cash impairment of real estate of $24.4 million. The $24.4 million impairment is attributable to a $20.3 million loss recorded to reduce the fair value of land available for the future expansion of an associated center, a $3.0 million loss to write down the book value of an associated center and a $1.1 million loss from the sale of three outparcels. During 2011, we recorded a non-cash impairment of real estate of $51.3 million, which consisted of $50.7 million related to Columbia Place in Columbia, SC and $0.6 million related to a loss on the sale of a land parcel. Columbia Place experienced declining cash flows as a result of changes in property-specific market conditions, which were further exacerbated by economic conditions that negatively impacted leasing activity and occupancy. See Note 15 to the consolidated financial statements for further discussion of impairment charges.
Other expenses decreased $3.8 million primarily due to lower expenses of $2.2 million related to our subsidiary that provides security and maintenance services to third parties, a write-down of $1.5 million recorded in 2011 to reduce the carrying value of a mortgage note receivable to equal its estimated realizable value, for which we foreclosed on the land that served as collateral on the loan, and a decrease of $0.1 million in abandoned projects expense.
Other Income and Expenses
Interest and other income increased $1.4 million in 2012 compared to the prior year period, primarily as a result of two mezzanine loans for two outlet centers. We earned $0.4 million in interest income on these loans and subsequently recognized $0.6 million of unamortized discounts on these loans when they terminated in connection with the acquisition of member interests in both outlet centers in 2012. We also earned $0.4 million of interest income on a note receivable related to the development of The Outlet Shoppes at Atlanta, located in Woodstock, GA.
Interest expense decreased $22.6 million in 2012 compared to the prior year period. Interest expense related to the CBL/T-C Properties decreased $25.2 million partially offset by an increase of $10.3 million related to the 2012 New Properties. The remaining decrease was primarily related to our continued efforts to deleverage our balance sheet as we used our credit facilities to retire higher rate mortgages loans and refinanced other Properties at favorable fixed rates. Our weighted average interest rate was 4.86% as of December 31, 2012 compared to 5.04% as of December 31, 2011. Additionally, we modified and extended our two largest credit facilities in the fourth quarter of 2012 reducing average spreads by 60 basis points.
During 2012, we recorded a gain on extinguishment of debt of $0.3 million in connection with the early retirement of a mortgage loan. During 2011, we recorded a gain on extinguishment of debt of $1.0 million as a result of the early retirement of debt on two malls.
We recorded a gain on investment of $45.1 million during 2012 related to the acquisition of a controlling interest in Imperial Valley Mall, located in El Centro, CA, when we acquired our joint venture partner's 40% interest.

We recognized a gain on sale of real estate assets of $2.3 million in 2012 related to the sale of a vacant anchor space at one of our malls and the sale of eight parcels of land. During 2011, we recognized a gain on sales of real estate assets of $59.4 million. Of this amount, $54.3 million was related to the sale of a portion of our interests in the CBL/T-C Properties and $5.1 million was related to the sale of a vacant anchor space at one of our malls and five parcels of land.
Equity in earnings of unconsolidated affiliates increased by $2.2 million during 2012. Gains related to the sales of three outparcels comprised $1.4 million of the increase. Increases in revenues from several new tenants and favorable rent increases for existing tenants at several unconsolidated Properties also contributed to this increase, reflecting improved occupancy and rental rates consistent with the 2012 Comparable Properties.
The income tax provision of $1.4 million in 2012 primarily relates to our Management Company, which is a taxable REIT subsidiary, and consists of a current tax benefit of $1.7 million and a deferred income tax provision of $3.1 million. During 2011, we recorded an income tax benefit of $0.3 million, consisting of a current tax provision of $5.4 million, partially offset by a deferred income tax benefit of $5.7 million. Our taxable REIT subsidiary had higher income in 2012 compared to 2011 primarily as a result of an increase in the management fee income from our own portfolio of Properties. Because this fee income is from our consolidated Properties, the fee income is eliminated in our consolidated financial statements; however, there is still a tax effect to the taxable REIT subsidiary.
Loss from discontinued operations for 2012 of $19.6 million includes an aggregate loss of $26.5 million on impairment of real estate which was partially offset by the operating results of two malls and four community centers that were sold during 2012, the operating results of two office buildings classified as held for sale as of December 31, 2012 and a $0.1 million gain on sale of real estate related to one community center that was sold in 2012.

Operating income from discontinued operations for 2011 of $23.9 million includes a gain on extinguishment of debt of $31.4 million for one mall sold in 2011, the operating results of one mall and one community center that were sold in 2011, the operating results of two malls and four community centers that were sold in 2012 and the operating results of two office buildings that were classified as held for sale as of December 31, 2012, which were partially offset by an aggregate loss on impairment of real estate of $7.4 million.
We also recorded a gain on discontinued operations of $0.9 million in 2012 related to the sale of a community center.

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

Properties that were in operation for the entire year during both 2011 and 2010 are referred to as the “2011 Comparable Properties.” From January 1, 2010 to December 31, 2011, we acquired or opened one mall, one outlet center and two community centers as follows:

Property	Location	Date Opened/Acquired
New Developments:
The Pavilion at Port Orange (1)	Port Orange, FL	March 2010
The Forum at Grandview - Phase I	Madison, MS	November 2010
The Outlet Shoppes at Oklahoma City (2)	Oklahoma City, OK	August 2011

Acquisition:
Northgate Mall	Chattanooga, TN	September 2011

(1)
The Pavilion at Port Orange is a 50/50 joint venture that is accounted for using the equity method of accounting and is included in equity in earnings (losses) of unconsolidated affiliates in the accompanying consolidated statements of operations.

(2)	The Outlet Shoppes at Oklahoma City is a 75/25 joint venture, which is included in the accompanying consolidated statements of operations on a consolidated basis.
The Forum at Grandview, The Outlet Shoppes at Oklahoma City and Northgate Mall are included in our operations on a consolidated basis and are collectively referred to as the "2011 New Properties." In addition to the above Properties, in October 2010, we purchased the remaining 50% interest in Parkway Place in Huntsville, AL, from our joint venture partner. The results of operations of this Property, previously accounted for using the equity method of accounting, are included in our operations on a consolidated basis beginning October 1, 2010.The transactions related to the 2011 New Properties impact the comparison of the results of operations for the year ended December 31, 2011 to the results of operations for the year ended December 31, 2010.

Revenues
Total revenues increased by $5.6 million for 2011 compared to the prior year. Rental revenues and tenant reimbursements decreased $0.5 million due to a decrease of $19.4 million related to the CBL/T-C Properties partially offset by an increase of $10.8 million from the 2011 Comparable Properties and an increase of $8.1 million from the 2011 New Properties. The purchase of the additional interest in Parkway Place in October 2010 comprised $8.6 million of the increase from the 2011 Comparable Properties. The remaining increase in rental revenues and tenant reimbursements of the 2011 Comparable Properties was primarily driven by a $2.2 million increase in minimum rents as a result of overall improvement in leasing spreads and higher occupancy levels.
Our cost recovery ratio decreased to 101.7% for 2011 compared to 104.0% for 2010.
The increase in management, development and leasing fees of $0.5 million was mainly attributable to the management fees from the CBL/T-C Properties after the formation of CBL/T-C.
Other revenues increased $5.6 million primarily due to an increase of $3.9 million in revenues of our subsidiary that provides security and maintenance services to third parties.
Operating Expenses
Total operating expenses increased $48.4 million for 2011 compared to the prior year due to a $50.1 million increase in loss on impairment of real estate. Property operating expenses, including real estate taxes and maintenance and repairs, increased $2.6 million due to higher expenses of $6.1 million related to the 2011 Comparable Properties, of which $2.5 million is attributable to the consolidation of Parkway Place, and $3.0 million related to the 2011 New Properties, which were partially offset by a decrease of $6.4 million related to the CBL/T-C Properties. The increase in property operating expenses of the 2011 Comparable Properties is primarily attributable to increases of $2.9 million in security and maintenance expense, $1.9 million in utilities expense and $1.3 million in promotion-related costs.
The decrease in depreciation and amortization expense of $9.1 million resulted from a decrease of $8.7 million related to the CBL/T-C Properties and $2.4 million from the 2011 Comparable Properties, partially offset by an increase of $2.0 million from the 2011 New Properties. The decrease attributable to the 2011 Comparable Properties is primarily attributable to lower amortization of tenant allowances due to write-offs of unamortized tenant allowances in the prior year period related to certain store closings partially offset by an increase related to the consolidation of Parkway Place.
General and administrative expenses increased $1.4 million primarily as a result of increases of $1.1 million in payroll and related expenses, $0.6 million in legal and consulting expenses and $0.6 million in insurance expense, partially offset by a reduction of $0.6 million in travel costs. As a percentage of revenues, general and administrative expenses were 4.3% in 2011 compared to 4.1% in 2010.
During 2011, we recorded a non-cash impairment of real estate of $51.3 million, which consisted of $50.7 million related to Columbia Place in Columbia, SC and $0.6 million related to a loss on the sale of a land parcel. Columbia Place experienced declining cash flows as a result of changes in property-specific market conditions, which were further exacerbated by the recent economic conditions that negatively impacted leasing activity and occupancy. See Carrying Value of Long-Lived Assets in the Critical Accounting Policies and Estimates section herein for further discussion of impairment charges.
Other expenses increased $3.4 million primarily due to higher expenses of $3.8 million related to our subsidiary that provides security and maintenance services to third parties, partially offset by a decrease of $0.3 million in abandoned projects expense.
Other Income and Expenses
Interest and other income decreased $1.3 million in 2011 compared to the prior year period due to the elimination of interest income on advances to two joint ventures and a mortgage note receivable.  Interest income declined on one joint venture to which we had outstanding advances when it was sold in June 2010 and, in October 2010, we purchased our partner's 50% share of the joint venture that owned Parkway Place to which we previously had outstanding advances.  In addition, interest income is no longer being accrued on a mortgage note receivable for which we foreclosed on the land that served as collateral on the loan.
Interest expense decreased $14.0 million in 2011 compared to the prior year. The CBL/T-C Properties comprised $8.1 million of the decrease, which was partially offset by an increase of $2.0 million related to the 2011 New Properties. The remaining decrease was primarily related to our continued efforts to deleverage our balance sheet as we decreased our consolidated debt by $720.4 million to $4,489.4 million from December 31, 2010 to December 31, 2011. Additionally, during the second and third quarters of 2011, our secured credit facilities were modified to remove a 1.50% floor on LIBOR and to reduce the amount of the spreads above LIBOR based on our leverage.
During 2011, we recorded a gain on extinguishment of debt of $1.0 million as a result of accelerated premium amortization related to the early retirement of debt on two malls.
We recorded a gain on investment of $0.9 million during 2010 related to the acquisition of the remaining 50% interest in Parkway Place in Huntsville, AL from our joint venture partner. There were no transactions of this nature in 2011.
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
Operating income from discontinued operations for 2011 of $23.9 million includes a gain on extinguishment of debt of $31.4 million for one mall sold in 2011, the operating results of one mall and one community center that were sold in 2011, the operating results of two malls and four community centers that were sold in 2012 and the operating results of two office buildings that were classified as held for sale as of December 31, 2012, which were partially offset by an aggregate loss on impairment of real estate of $7.4 million.
Loss on discontinued operations for 2010 of $36.5 million includes an aggregate loss on impairment of real estate assets of $39.1 million primarily from one mall sold in 2011 and one community center was sold in 2010, which were partially offset by operating results of one mall and two community centers that were sold in 2010, operating results of one mall and one community center that were sold in 2011, operating results of two malls and three community centers that were sold in 2012 and operating results of two office buildings that were classified as held for sale as of December 31, 2012,
Same-Center Net Operating Income
We present same-center NOI as a supplemental performance measure of the operating performance of our same-center Properties. NOI is defined as operating revenues (rental revenues, tenant reimbursements, and other income) less property operating expenses (property operating, real estate taxes, and maintenance and repairs). We compute NOI based on our pro rata share of both consolidated and unconsolidated Properties. Our definition of NOI may be different than that used by other real estate companies, and accordingly, our calculation of NOI may not be comparable to other real estate companies.
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
We included a Property in our same-center pool when we owned all or a portion of the Property as of December 31, 2012, and we owned it and it was in operation for both the entire preceding calendar year and the current year ending December 31, 2012. The only Properties excluded from the same-center pool that would otherwise meet this criteria are non-core Properties and Properties included in discontinued operations. As of December 31, 2012, Columbia Place is the only Property classified as a non-core Property. New Properties are excluded from same-center NOI, until they meet this criteria.
Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-

center NOI to net income attributable to the Company for the years ended December 31, 2012 and 2011 is as follows (in thousands):

	Year Ended December 31,
	2012	2011
Net income attributable to the Company	$131,600	$133,936

Adjustments: (1)
Depreciation and amortization	307,519	307,989
Interest expense	285,769	303,116
Abandoned projects expense	(39)	94
Gain on sales of real estate assets	(6,496)	(60,841)
Gain on extinguishment of debt	(265)	(32,463)
Gain on investments	(45,072)	—
Write-down of mortgage notes receivable	—	1,900
Loss on impairment of real estate	50,840	58,729
Income tax provision (benefit)	1,404	(269)
Net income attributable to noncontrolling interest in earnings of operating partnership	19,267	25,841
(Gain) loss on discontinued operations	(938)	1
Operating partnership's share of total NOI	743,589	738,033
General and administrative expenses	51,251	44,751
Management fees and non-property level revenues	(27,729)	(22,827)
Operating partnership's share of property NOI	767,111	759,957
Non-comparable NOI	(36,361)	(43,981)
Total same-center NOI	730,750	715,976
Less lease termination fees	(3,456)	(2,945)
Total same-center NOI, excluding lease termination fees	$727,294	$713,031

(1)	Adjustments are based on our pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated Properties.

Same-center NOI, excluding lease termination fees, increased $14.3 million for the year ended December 31, 2012 compared to 2011. The 2.0% increase for 2012 compared to the prior year was driven by occupancy gains and positive leasing spreads. The majority of the increase in NOI was from our Malls segment.
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
We derive the majority of our revenues from the Mall Properties. The sources of our revenues by property type were as follows:

	Year Ended December 31,
	2012	2011
Malls	89.8%	87.8%
Associated centers	4.1%	3.9%
Community centers	1.2%	1.7%
Mortgages, office buildings and other	4.9%	6.6%

Mall Store Sales

Mall store sales for the year ended December 31, 2012 on a comparable per square foot basis, including license agreements, were $346 per square foot compared with $334 per square foot for 2011, representing an increase of 3.6%. Going forward we will begin reporting comparable Mall store sales excluding license agreements, which we believe is more consistent with current industry standards. License agreements are rental contracts that are temporary or short-term in nature generally lasting more than three months but less than twelve months. Mall store sales, excluding license agreements, for the year ended December 31, 2012 on a comparable per square foot basis were $353 per square foot compared with $342 per square foot for 2011 representing an increase of 3.2%. The holiday shopping season was solid and on par with industry expectations. Regionally, we saw strength in sales from our border malls, partially fueled by the favorable exchange rate. The steady economy and improving unemployment rates lead us to project sales growth for 2013 similar to what we experienced in 2012.
Occupancy
Our portfolio occupancy is summarized in the following table:

	As of December 31,
	2012	2011
Total portfolio (1)	94.6%	93.6%
Total mall portfolio (1)	94.6%	94.1%
Stabilized malls (1)	94.5%	94.2%
Non-stabilized malls (2)	100.0%	92.1%
Associated centers	94.8%	93.4%
Community centers	95.9%	91.5%

(1)	Excludes occupancy for Kirkwood Mall, which was acquired in December 2012.

(2)
Represents occupancy for The Outlet Shoppes at Oklahoma City as of December 31, 2012 and occupancy for Pearland Town Center and The Outlet Shoppes at Oklahoma City as of December 31, 2011. Pearland Town Center is classified as a stabilized mall in 2012.

Continued demand from new and existing tenants generated year-over-year occupancy increases in every category of our portfolio. Occupancy improved 100 basis points in 2012 to 94.6% across our total portfolio as compared to 2011. Our stabilized mall occupancy also improved 30 basis points to 94.5% as compared to the prior year. For 2013, we are forecasting occupancy improvements of 25 to 50 basis points as compared to 2012 for the total portfolio.
Leasing
During 2012, we signed more than 6.1 million square feet of leases, including 5.8 million square feet of leases in our operating portfolio and 0.3 million square feet of development leases. The leases signed in our operating portfolio included approximately 1.5 million square feet of new leases and approximately 4.2 million square feet of renewals. This compares with a total of approximately 7.1 million square feet of leases signed during 2011, including 6.8 million square feet of leases in our operating portfolio and 0.3 million square feet of development leasing.
Average annual base rents per square foot are based on contractual rents in effect as of December 31, 2012 and 2011, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type:

	December 31,
	2012	2011
Stabilized malls (1)	$29.72	$29.68
Non-stabilized malls (2)	22.81	23.92
Associated centers	11.90	11.65
Community centers	16.02	14.38
Office buildings	18.62	17.68

(1)
Excludes average annual base rents for Kirkwood Mall, which was acquired December 2012. Average annual bases rents as of December 31, 2012 were impacted by the addition of two outlet centers acquired in 2012, which have lower average base rents than traditional malls and one mall acquired in 2012 that has lower average base rents than our stabilized mall portfolio.

(2)
Represents average annual base rents for The Outlet Shoppes at Oklahoma City as of December 31, 2012 and average annual base rents for Pearland Town Center and The Outlet Shoppes at Oklahoma City as of December 31, 2011. Pearland Town Center is classified as a stabilized Mall in 2012.

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the year ended December 31, 2012 for spaces that were previously occupied are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (2)	% Change Average
All Property Types (1)	2,892,058	$38.74	$40.55	4.7%	$41.86	8.1%
Stabilized Malls	2,642,733	40.49	42.50	5.0%	43.87	8.4%
New leases	487,734	43.36	50.48	16.4%	53.49	23.4%
Renewal leases	2,154,999	39.83	40.69	2.2%	41.69	4.7%

(1)	Includes stabilized malls, associated centers, community centers and office buildings with the exception of Kirkwood Mall, which was acquired in December 2012.
(2)    Average gross rent does not incorporate allowable future increases for recoverable common area expenses.
For stabilized mall leasing in 2012, on a same space basis, rental rates were signed at an average increase of 8.4% from the prior gross rent per square foot for new and renewal leases. Demand from new and existing tenants created ongoing improvement in our leasing spreads for both new and renewal leases across our portfolio.
Our goal is to continue to convert shorter term leases to longer terms. We also anticipate continued improvements in rental rates during 2013 as retailers seek out space in our market-dominant Properties and new supply remains constricted.

Liquidity and Capital Resources

We continue to focus on reducing our debt levels while exploring opportunities to diversify our financing structure. We believe an investment grade rating would provide us with access to a broader range of corporate securities leading to a more diversified and flexible balance sheet with lower overall cost of capital. The process to achieve an investment grade rating is complex and we anticipate could take up to two years to achieve. As an initial step in the rating process, we increased our pool of unencumbered properties through the extension and modification in November 2012 of our two largest credit facilities totaling $1.2 billion. As of December 31, 2012, we had approximately $818.1 million available on all of our credit facilities combined.

As discussed in Note 14 to the accompanying consolidated financial statements, under the terms of the joint venture agreement for CW Joint Venture, LLC (“CWJV” ), we have the ability to redeem Westfield Group's ("Westfield") Westfield's preferred units beginning January 31, 2013 and anticipate we will redeem them in the middle of 2013 using a combination of capital sources. As a short-term solution, we will have sufficient capacity on our credit facilities to redeem all of the preferred units. However, we expect a longer-term option will involve a combination of assets sales, excess proceeds from refinancings and other capital sources.

We derive a majority of our revenues from leases with retail tenants, which have historically been the primary source for funding short-term liquidity and capital needs such as operating expenses, debt service, tenant construction allowances, recurring capital expenditures, dividends and distributions. We believe that the combination of cash flows generated from our operations, combined with our debt and equity sources and the availability under our lines of credit will, for the foreseeable future, provide adequate liquidity to meet our cash needs.  In addition to these factors, we have options available to us to generate additional liquidity, including but not limited to, equity offerings, joint venture investments, issuances of noncontrolling interests in our Operating Partnership, and decreasing expenditures related to tenant construction allowances and other capital expenditures.  We also generate revenues from sales of peripheral land at the Properties and from sales of real estate assets when it is determined that we can realize an optimal value for the assets.

Cash Flows From Operations

There was $78.2 million of unrestricted cash and cash equivalents as of December 31, 2012, an increase of $22.2 million from December 31, 2011.  Cash provided by operating activities during 2012, increased $39.7 million to $481.5 million from $441.8 million during 2011.  The increase is primarily due to the operations of the 2012 New Properties, same-center NOI growth of the 2012 Comparable Properties, an increase in fee income and the reduction in interest expense as a result of our ongoing efforts to reduce debt levels.

Debt

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated Properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate (1)
December 31, 2012:
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$3,776,245	$(89,530)	$660,563	$4,347,278	5.48%
Financing method obligation (3)	18,264	—	—	18,264
Total fixed-rate debt	3,794,509	(89,530)	660,563	4,365,542	5.48%
Variable-rate debt:
Non-recourse term loans on operating properties	123,875	—	—	123,875	3.36%
Recourse term loans on operating properties	97,682	—	128,491	226,173	2.16%
Construction loans	15,366	—	—	15,366	2.96%
Unsecured lines of credit (4)	475,626	—	—	475,626	2.07%
Secured lines of credit	10,625	—	—	10,625	2.46%
Unsecured term loans	228,000	—	—	228,000	1.82%
Total variable-rate debt	951,174	—	128,491	1,079,665	2.39%
Total	$4,745,683	$(89,530)	$789,054	$5,445,207	4.86%

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate (1)
December 31, 2011:
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$3,637,979	$(30,416)	$658,470	$4,266,033	5.58%
Recourse term loans on operating properties	77,112	—	—	77,112	5.89%
Financing method obligation (3)	18,264	—	—	18,264
Total fixed-rate debt	3,733,355	(30,416)	658,470	4,361,409	5.58%
Variable-rate debt:
Non-recourse term loans on operating properties	168,750	—	19,716	188,466	2.88%
Recourse term loans on operating properties	124,439	(726)	130,455	254,168	3.32%
Construction loans	25,921	—	—	25,921	3.32%
Secured lines of credit	27,300	—	—	27,300	3.03%
Unsecured term loans	409,590	—	—	409,590	1.67%
Total variable-rate debt	756,000	(726)	150,171	905,445	2.47%
Total	$4,489,355	$(31,142)	$808,641	$5,266,854	5.04%

(1)	Weighted average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.

(2)
We had four interest rate swaps on notional amounts outstanding totaling $113.9 million as of December 31, 2012 and $117.7 million as of December 31, 2011 related to four of our variable-rate loans on operating Properties to effectively fix the interest rates on these loans.  Therefore, these amounts are reflected in fixed-rate debt at December 31, 2012 and 2011.

(3)
This amount represents the noncontrolling partner's equity contribution that is accounted for as a financing due to certain terms of the joint venture agreement related to Pearland Town Center, in which we own an 88.0% interest. See Note 5 to the consolidated financial statements for further information.

(4)	We converted two of our credit facilities from secured facilities to unsecured facilities in November 2012.

Of the $547.3 million of our pro rata share of consolidated and unconsolidated debt as of December 31, 2012 that is scheduled to mature during 2013, excluding debt premiums, we have extensions available on $68.6 million of debt at our option that we intend to exercise, leaving $478.7 million of debt maturities in 2013 that must be retired or refinanced, representing 14 operating Property loans and one unsecured term loan.   We plan to retire loans secured by wholly-owned Properties using our lines of credit. Loans secured by joint venture Properties will be refinanced. Subsequent to December 31, 2012, we retired two operating Property loans with an outstanding balance of $77.1 million as of December 31, 2012.

The weighted average remaining term of our total share of consolidated and unconsolidated debt was 4.6 years and 4.5 years at December 31, 2012 and 2011, respectively. The weighted average remaining term of our pro rata share of fixed-rate debt was 5.2 years and 5.0 years at December 31, 2012 and 2011, respectively.

As of December 31, 2012 and 2011, our pro rata share of consolidated and unconsolidated variable-rate debt represented 19.8% and 17.2%, respectively, of our total pro rata share of debt. The increase is primarily due to using our lines of credit to retire higher fixed-rate property-specific mortgages as we continue to grow our unencumbered asset pool to facilitate our strategy to achieve an investment grade rating as well as to support our lines of credit. As of December 31, 2012, our share of consolidated and unconsolidated variable-rate debt represented 10.7% of our total market capitalization (see Equity below) as compared to 10.3% as of December 31, 2011.

See Note 3 to the accompanying consolidated financial statements for a description of debt assumed in connection with acquisitions completed during the year ended December 31, 2012.

Unsecured Lines of Credit

In November 2012, we closed on the modification and extension of our $525.0 million and $520.0 million secured credit facilities. Under the terms of the agreements, of which Wells Fargo Bank NA serves as the administrative agent for the lender groups, the two secured credit facilities were converted to two unsecured credit facilities ("Facility A" and "Facility B") with an increase in capacity on each to $600.0 million for a total capacity of $1.2 billion. We paid aggregate fees of approximately $4.3 million in connection with the extension and modification of the facilities. Facility A matures in November 2015 and has a one-year extension option for an outside maturity date of November 2016. Facility B matures in November 2016 and has a one-year extension option for an outside maturity date of November 2017. The extension options on both facilities are at our election, subject to continued compliance with the terms of the facilities, and have a one-time extension fee of 0.20% of the commitment amount of each credit facility. Both unsecured facilities bear interest at an annual rate equal to one-month, three-month, or six-month LIBOR plus a range of 155 to 210 basis points based on our leverage ratio. We also pay annual unused facility fees, on a quarterly basis, at rates of either 0.25% or 0.35% based on any unused commitment of each facility. In the event we obtain an investment grade rating by either Standard & Poor's or Moody's, we may make a one-time irrevocable election to use our credit rating to determine the interest rate on each facility. If we were to make such an election, the interest rate on each facility would bear interest at an annual rate equal to one-month, three-month, or six-month LIBOR plus a spread of 100 to 175 basis points. Once we elect to use our credit rating to determine the interest rate on each facility, we will begin to pay an annual facility fee that ranges from 0.15% to 0.35% of the total capacity of each facility rather than the annual unused commitment fees described above. We use our lines of credit for mortgage retirement, working capital, construction and acquisition purposes, as well as issuances of letters of credit. The two unsecured lines of credit had a weighted average interest rate of 2.07% at December 31, 2012. The following summarizes certain information about the unsecured lines of credit as of December 31, 2012:

	Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date
Facility A	600,000	300,297	(1)	November 2015	November 2016
Facility B	600,000	175,329		November 2016	November 2017
	$1,200,000	$475,626

(1)	There was an additional $601 outstanding on this facility as of December 31, 2012 for letters of credit. Up to $50,000 of the capacity on this facility can be used for letters of credit.

Secured Line of Credit

In June 2012, we closed on the extension and modification of our $105.0 million secured credit facility. The facility's maturity date was extended to June 2015 and has a one-year extension option, which is at our election and subject to continued compliance with the terms of the facility, for an outside maturity date of June 2016. The facility bears interest at an annual rate equal to one-month LIBOR plus a margin of 175 to 275 basis points based on our leverage ratio. The line is secured by mortgages on certain of our operating Properties and is used for mortgage retirement, working capital, construction and acquisition purposes. The secured line of credit had a weighted average interest rate of 2.46% at December 31, 2012. We also pay a non-usage fee based on the amount of unused availability under our secured line of credit at 0.15% of unused availability. The $105.0 million secured credit facility had $10.6 million outstanding at December 31, 2012.

The secured line of credit is collateralized by six of the Company’s Properties, or certain parcels thereof, which had an aggregate net carrying value of $130.8 million at December 31, 2012.

See Note 20 to the consolidated financial statements for subsequent event related to the secured credit facility.

Unsecured Term Loans

We have an unsecured term loan of $228.0 million that bears interest at LIBOR plus a margin of 1.50% to 1.80% based on our leverage ratio, as defined in the loan agreement. At December 31, 2012, the outstanding borrowings of $228.0 million under the unsecured term loan had a weighted average interest rate of 1.82%.  In 2012, we exercised our one-year extension option to extend the maturity date from April 2012 to April 2013. We intend to retire this loan at the maturity date.

We had an unsecured term loan that bore interest at LIBOR plus a margin ranging from 0.95% to 1.40%, based on our leverage ratio. The loan was obtained in February 2008 for the exclusive purpose of acquiring certain Properties from the Starmount Company or its affiliates. We retired the $127.2 million unsecured term loan at its maturity in November 2012 with borrowings from our credit facilities.

Letters of Credit

At December 31, 2012, we had additional secured and unsecured lines of credit with a total commitment of $14.0 million that can only be used for issuing letters of credit. The letters of credit outstanding under these lines of credit totaled $1.5 million at December 31, 2012.

Covenants and Restrictions

The agreements to the unsecured and secured lines of credit contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, minimum unencumbered asset and interest ratios, maximum secured indebtedness ratios and limitations on cash flow distributions.  We believe we were in compliance with all covenants and restrictions at December 31, 2012.

The following presents our compliance with key unsecured debt covenant compliance ratios as of December 31, 2012:

Ratio	Required	Actual
Debt to total asset value	< 60%	52.6%
Ratio of unencumbered asset value to unsecured indebtedness	> 1.60x	3.13x
Ratio of unencumbered NOI to unsecured interest expense	> 1.75x	11.41x
Ratio of EBITDA to fixed charges (debt service)	>1.50x	2.00x

The agreements to the two $600,000 unsecured credit facilities described above, each with the same lead lender, contain default provisions customary for transactions of this nature (with applicable customary grace periods). Additionally, any default in the payment of any recourse indebtedness greater than or equal to $50,000 or any non-recourse indebtedness greater than $150,000 (for the Company's ownership share) of the Company, the Operating Partnership or any Subsidiary, as defined, will constitute an event of default under the agreements to the credit facilities. The credit facilities also restrict our ability to enter into any transaction that could result in certain changes in our ownership or structure as described under the heading “Change of Control/Change in Management” in the agreements to the credit facilities. Our obligations under the agreement also will be unconditionally guaranteed, jointly and severally, by any of our subsidiaries to the extent such subsidiary becomes a material subsidiary and is not otherwise an excluded subsidiary, as defined in the agreement.

The agreement to the $228,000 unsecured term loan described above, with the same lead lender as the unsecured credit facilities, contains default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods) in the event (i) there is a default in the payment of any indebtedness owed by the Company to any institution which is a part of the lender group for the unsecured term loan, or (ii) there is any other type of default with respect to any indebtedness owed by the Company to any institution which is a part of the lender group for the unsecured term loan and such lender accelerates the payment of the indebtedness owed to it as a result of such default.  The unsecured term loan agreement provides that, upon the occurrence and continuation of an event of default, payment of all amounts outstanding under the unsecured term loan and those facilities with which these agreements reference cross-default provisions may be accelerated and the lenders' commitments may be terminated.  Additionally, any default in the payment of any recourse indebtedness greater than 1% of gross asset value or default in the payment of any non-recourse indebtedness greater than 3% of gross asset value of the Company, the Operating Partnership and Significant Subsidiaries, as defined, regardless of whether the lending institution is a part of the lender groups for the unsecured term loan, will constitute an event of default under the agreements to the unsecured term loan.

Mortgages on Operating Properties
In the fourth quarter of 2012, a subsidiary of CBL/T-C, a joint venture in which we own a 50% interest, obtained a 10-year $190.0 million non-recourse loan, secured by West County Center in Des Peres, MO, that bears a fixed interest rate of 3.4% and matures in December 2022. Net proceeds of $189.7 million were used to retire the outstanding borrowings of $142.2 million under the previous loan and the excess proceeds were distributed 50/50 to us and our partner. Additionally, we retired a non-recourse loan with a principal balance of $106.9 million, secured by Monroeville Mall in Monroeville, PA, with borrowings from our credit facilities. The loan was scheduled to mature in January 2013.
In the fourth quarter of 2012, we retired a non-recourse loan with a principal balance of $106.9 million, secured by Monroeville Mall in Monroeville, PA, with borrowings from our credit facilities. The loan was scheduled to mature in January 2013.
During the third quarter of 2012, we retired two loans totaling $122.0 million, each of which was secured by a regional mall, with borrowings from our credit facilities. The loans were scheduled to mature in 2012. We recorded a gain on extinguishment of debt of $0.2 million related to the early retirement of this debt. Additionally, we retired a $2.0 million land loan, secured by The Forum at Grandview in Madison, MS, with borrowings from our credit facilities. The loan was scheduled to mature in September 2012.
Also in the third quarter of 2012, Gulf Coast, a joint venture in which we own a 50% interest, closed on a three-year $7.0 million loan with a bank, secured by the third phase expansion of Gulf Coast Town Center, a shopping center located in Ft. Myers, FL. Interest on the loan is at LIBOR plus a margin of 2.5%. We have guaranteed 100% of this loan. Proceeds from the loan were distributed to us in accordance with the terms of the joint venture agreement and we used these funds to reduce the balance on our credit facilities.
During the second quarter of 2012, we closed on five ten-year non-recourse CMBS loans totaling $342.2 million. The loans bear interest at fixed rates ranging from 4.750% to 5.099% with a total weighted average interest rate of 4.946%. These loans are secured by WestGate Mall in Spartanburg, SC; Southpark Mall in Colonial Heights, VA; Jefferson Mall in Louisville, KY; Fashion Square Mall in Saginaw, MI and Arbor Place in Douglasville, GA. Proceeds were used to pay down our credit facilities and to retire an existing loan with a balance of $30.8 million secured by Southpark Mall.
Additionally, during the second quarter of 2012, we closed on a $22.0 million ten-year non-recourse loan with an insurance company at a fixed interest rate of 5.00% secured by CBL Centers I and II in Chattanooga, TN. The new loan was used to pay down our credit facilities, which had been used in April 2012 and February 2012 to retire the balances on the maturing loans on CBL Centers II and I which had principal outstanding balances of $9.1 million and $12.8 million, respectively.
In the second quarter of 2012, we entered into a 75%/25% joint venture, Atlanta Outlet Shoppes, LLC, with a third party to develop, own and operate The Outlet Shoppes at Atlanta, an outlet center development located in Woodstock, GA, In August 2012, the joint venture closed on a construction loan with a maximum capacity of $69.8 million that bears interest at LIBOR plus a margin of 275 basis points. The loan matures in August 2015 and has two one-year extensions available, which are at our option. We have guaranteed 100% of this loan.
Also during the second quarter of 2012, we closed on the extension and modification of a recourse loan secured by Statesboro Crossing in Statesboro, GA to extend the maturity date to February 2013 and reduce the amount available under the loan from $20.9 million to equal the outstanding balance of $13.6 million. The interest rate remained at one-month LIBOR plus a spread of 1.00%. The loan was retired at maturity with borrowings from our credit facilities.
During the first quarter of 2012, we closed on a $73.0 million ten-year non-recourse CMBS loan secured by Northwoods Mall in Charleston, SC, which bears a fixed interest rate of 5.075%. Proceeds were used to reduce outstanding balances on our credit facilities.
During the first quarter of 2012, YTC, a joint venture in which we own a 50% interest, closed on a $38.0 million 10-year non-recourse loan, secured by York Town Center in York, PA, which bears interest at a fixed rate of 4.9% and matures in February 2022. Proceeds from the new loan, plus cash on hand, were used to retire an existing loan of $39.4 million that was scheduled to mature in March 2012.
Also during the first quarter of 2012, Port Orange, a joint venture in which we own a 50% interest, closed on the extension and modification of a construction loan secured by The Pavilion at Port Orange in Port Orange, FL, to extend the maturity date to March 2014, remove a 1% LIBOR floor and reduce the capacity from $98.9 million to $65.0 million. Port Orange paid $3.3 million to reduce the outstanding balance on the loan to the new capacity amount. There is a one-year extension option remaining on the loan, which is at the joint venture's election, for an outside maturity date of March 2015. Interest on the loan is at LIBOR plus a margin of 3.5%. We have guaranteed 100% of the construction loan.
Also during the first quarter of 2012, we retired 14 operating property loans with an aggregate principal balance of $381.6 million that were secured by Arbor Place, The Landing at Arbor Place, Fashion Square, Hickory Hollow, The Courtyard at Hickory Hollow Mall, Jefferson Mall, Massard Crossing, Northwoods Mall, Old Hickory Mall, Pemberton Plaza, Randolph Mall, Regency Mall, WestGate Mall and Willowbrook Plaza with borrowings from our credit facilities. See Note 4 to the consolidated financial statements related to the sale of Massard Crossing, Hickory Hollow Mall and Willowbrook Plaza in 2012.
In the first quarter of 2012, the lender of the non-recourse mortgage loan secured by Columbia Place in Columbia, SC notified us that the loan had been placed in default. Columbia Place generates insufficient income levels to cover the debt service on the mortgage, which had a balance of $27.3 million at December 31, 2012, and a contractual maturity date of September 2013. The lender on the loan receives the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments.

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

The following table provides further information related to each of our interest rate derivatives that were designated as cash flow hedges of interest rate risk as of December 31, 2012 and 2011 (dollars in thousands):

Instrument Type	Location in Consolidated Balance Sheet	Outstanding Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 12/31/12	Fair Value at 12/31/11	Maturity Date
Cap	Intangible lease assets and other assets	$ 123,875 (amortizing to $122,375)	3-month LIBOR	5.000%	$—	$—	January 2014

Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 55,057 (amortizing to $48,337)	1-month LIBOR	2.149%	$(2,775)	$(2,674)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 34,469 (amortizing to $30,276)	1-month LIBOR	2.187%	(1,776)	(1,725)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 12,887 (amortizing to $11,313)	1-month LIBOR	2.142%	(647)	(622)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 11,472 (amortizing to $10,083)	1-month LIBOR	2.236%	(607)	(596)	April 2016
					$(5,805)	$(5,617)

Equity

     In October 2012, we completed an underwritten public offering of 6,900,000 depositary shares, each representing 1/10th of a share of our Series E Preferred Stock at $25.00 per share plus accrued dividends. We received net proceeds from the offering of approximately $166.6 million after deducting the underwriting discount and offering expenses. Net proceeds from this offering were used to redeem all our outstanding Series C Shares with a liquidation preference of $115.0 million and $0.9 million related to accrued and unpaid dividends for an aggregate redemption amount of $115.9 million. Additional proceeds were used to reduce outstanding balances on our secured credit facilities. We will pay cumulative dividends on the Series E Preferred Stock from the date of original issuance in the amount of $1.65625 per depositary share each year, which is equivalent to 6.625% of the $25.00 liquidation preference per depositary share. We may not redeem the Series E Preferred Stock before October 12, 2017, except in limited circumstances to preserve our REIT status or in connection with a change of control. On or after October 12, 2017, we may, at our option, redeem the Series E Preferred Stock in whole at any time or in part from time to time by paying $25.00 per depositary share, plus any accrued and unpaid dividends up to, but not including, the date of redemption. The Series E Preferred Stock generally has no stated maturity and will not be subject to any sinking fund or mandatory redemption. The Series E Preferred Stock is not convertible into any of the Company's securities, except under certain circumstances in connection with a change of control. Owners of the depositary shares representing Series E Preferred Stock generally have no voting rights except under dividend default.
On October 5, 2012, we called for redemption all 460,000 Series C Shares and the related outstanding depositary shares, each representing 1/10th of a Series C Share. The aggregate redemption amount of $115.9 million was paid on November 5, 2012. We recorded a charge of $3.8 million in the fourth quarter of 2012 to write off direct issuance costs related to the Series C Shares and underlying depositary shares.

During the year ended December 31, 2012, we paid dividends of $177.5 million to holders of our common stock and our preferred stock, as well as $65.6 million in distributions to the noncontrolling interest investors in our Operating Partnership and other consolidated subsidiaries.

We paid first, second and third quarter 2012 cash dividends on our common stock of $0.22 per share on April 17th, July 17th and October 16th 2012, respectively.  On November 28, 2012, we announced a fourth quarter cash dividend of $0.22 per share that was paid on January 16, 2013.  Future dividends payable will be determined by our Board of Directors based upon circumstances at the time of declaration.

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

Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value of equity) ratio was 53.8% at December 31, 2012, compared to 59.7% at December 31, 2011. Our debt-to-market capitalization ratio at December 31, 2012 was computed as follows (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	190,855	$21.21	$4,048,035
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00	453,750
6.625% Series E Cumulative Redeemable Preferred Stock	690	250.00	172,500
Total market equity			4,674,285
Company’s share of total debt			5,445,207
Total market capitalization			$10,119,492
Debt-to-total-market capitalization ratio			53.8%

(1)	Stock price for common stock and Operating Partnership units equals the closing price of our common stock on December 31, 2012. The stock prices for the preferred stock represent the liquidation preference of each respective series of preferred stock.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2012 (dollars in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt:
Total consolidated debt service (1)	$5,942,128	$733,648	$1,671,749	$1,589,818	$1,946,913
Noncontrolling interests' share in other consolidated subsidiaries	(108,317)	(5,614)	(11,279)	(52,627)	(38,797)
Our share of unconsolidated affiliates debt service (2)	928,851	162,101	404,046	189,061	173,643
Our share of total debt service obligations	6,762,662	890,135	2,064,516	1,726,252	2,081,759

Operating leases: (3)
Ground leases on consolidated properties	32,372	775	1,573	1,613	28,411

Purchase obligations: (4)
Construction contracts on consolidated properties	6,491	6,491	—	—	—

Total contractual obligations	$6,801,525	$897,401	$2,066,089	$1,727,865	$2,110,170

(1)
Represents principal and interest payments due under the terms of mortgage and other indebtedness and includes $1,218,183 of variable-rate debt service on ten operating Properties, one construction loan, one secured credit facility and two unsecured credit facilities. The construction loan and credit facilities do not require scheduled principal payments. The future interest payments are projected based on the interest rates that were in effect at December 31, 2012. See  to the consolidated financial statements for additional information regarding the terms of long-term debt.

(2)	Includes $137,914 of variable-rate debt service. Future contractual obligations have been projected using the same assumptions as used in (1) above.

(3)
Obligations where we own the buildings and improvements, but lease the underlying land under long-term ground leases. The maturities of these leases range from 2014 to 2089 and generally provide for renewal options.

(4)
Represents the remaining balance to be incurred under construction contracts that had been entered into as of December 31, 2012, but were not complete. The contracts are primarily for development of Properties.

Capital Expenditures

Deferred maintenance expenditures are generally billed to tenants as common area maintenance expense, and most are recovered over a 5 to 15-year period. Renovation expenditures are primarily for remodeling and upgrades of malls, of which a portion is recovered from tenants over a 5 to 15-year period.  We recover these costs through fixed amounts with annual increases or pro rata cost reimbursements based on the tenant’s occupied space. The following table summarizes these capital expenditures, including our share of unconsolidated affiliates' capital expenditures for the year ended December 31, 2012 compared to 2011 (dollars in thousands):

	Year Ended December 31,
	2012	2011
Tenant allowances (1)	$56,657	$46,403

Renovations	28,106	23,300

Deferred maintenance:
Parking lot and parking lot lighting	18,163	8,793
Roof repairs and replacements	8,427	3,312
Other capital expenditures	11,567	8,707
Total deferred maintenance	38,157	20,812

Total capital expenditures	$122,920	$90,515

(1)	Tenant allowances primarily relate to new leases. Tenant allowances related to renewal leases were not material for the periods presented.

We capitalized overhead of $3.2 million and $4.0 million during 2012 and 2011, respectively. We capitalized $2.7 million and $5.0 million of interest during 2012 and 2011, respectively.
    We continue to make it a priority to reinvest in our Properties in order to enhance their dominant position in the market. In 2012, we completed upgrades at Cross Creek Mall in Fayetteville, NC; Post Oak Mall in College Station, TX; Turtle Creek Mall in Hattiesburg, MS and Mall del Norte in Laredo, TX. Our 2013 renovation program includes upgrades at four of our Properties. Renovations are scheduled to be completed in 2013 at Friendly Center in Greensboro, NC; Greenbrier Mall in Chesapeake, VA; Acadiana Mall in Lafayette, LA and Northgate Mall in Chattanooga, TN. Friendly Center's renovation will include updated walkway canopies and landscaping. Greenbrier Mall will receive a newly designed food court with new tables and chairs in addition to landscape improvements and other upgrades. The upgrades at Acadiana Mall will include updated entrances, a remodeled food court, new landscaping and other enhancements. The renovation at Northgate Mall will include exterior enhancements, new flooring and soft seating areas as well as ceiling and lighting upgrades. Our total anticipated net investment in these renovations is approximately $24.7 million.

The terms of the joint venture that we formed with TIAA-CREF require us to fund certain capital expenditures related to parking decks at West County Center of approximately $26.4 million. As of December 31, 2012, we had funded $7.3 million of this amount leaving approximately $19.1 million to be funded.

Annual capital expenditures budgets are prepared for each of our Properties that are intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, will provide the necessary funding for these expenditures.

Developments and Expansions

The following tables summarize our development projects as of December 31, 2012:

Properties Opened During the Year Ended December 31, 2012
(Dollars in thousands)
		Total Project Square Feet
Property	Location		Total Cost (1)	Cost to Date (2)	Date Opened	Initial Unleveraged Yield
Community Center:
Waynesville Commons	Waynesville, NC	127,585	$9,987	$9,505	October-12	10.6%

Community Center Expansion:
The Forum at Grandview - Phase II (3)	Madison, MS	83,060	$16,826	$13,119	April-12	7.6%

Mall /Open-Air Center Expansion:
The Shoppes at Southaven Towne Center - Phase I	Southaven, MS	15,557	$1,828	$1,614	November-12	16.4%

Mall Redevelopment:
Foothills Mall/Plaza - Carmike Cinemas	Maryville, TN	45,276	$8,337	$8,718	March-12	7.3%

Outlet Center Expansion:
The Outlet Shoppes at Oklahoma City - Phase II (3)	Oklahoma City, OK	27,850	$6,668	$5,055	November-12	11.4%

Total Properties Opened		299,328	$43,646	$38,011

(1)	Total cost is presented net of reimbursements to be received.

(2)	Cost to date does not reflect reimbursements until they are received.

(3)	These Properties are 75/25 joint ventures. Total cost and cost to date are reflected at 100%.
In the fourth quarter of 2012, we opened Waynesville Commons, our newest community center development in Waynesville, NC. The 100% leased center is anchored by Belk, PetSmart and Michaels. In the second quarter of 2012, we also celebrated the opening of the second phase of The Forum at Grandview, our 75/25 joint venture community center development in Madison, MS, which is anchored by Michaels, ULTA, HomeGoods and Petco.
In the fourth quarter of 2012, we completed the first phase of an expansion at Southaven Town Center, an open-air center located in Southaven, MS. The project is fully leased to Men's Wearhouse, College Station and Rue 21.
In the first quarter of 2012, Carmike Cinemas opened a state-of-the art 12-screen movie theater complex at Foothills Mall in Maryville, TN.

We also opened the second phase of The Outlet Shoppes at Oklahoma City in the last quarter of 2012. The outlet center is 100% leased and second phase expansion includes stores such as Ann Taylor, LOFT, Waterford, Lucky Jeans and Coach Men.

Properties Under Development at December 31, 2012
(Dollars in thousands)
		Total Project Square Feet
Property	Location		Total Cost (1)	Cost to Date (2)	Expected Opening Date	Initial Unleveraged Yield
Community Center:
The Crossings at Marshalls Creek	Middle Smithfield, PA	104,525	$18,983	$11,312	Summer-13	9.8%

Mall Expansion:
Volusia Mall - Restaurant District	Daytona Beach, FL	28,000	$8,951	$4,107	Fall-13	11.0%

Mall Redevelopments:
Monroeville Mall - JC Penney/Cinemark	Pittsburgh, PA	464,792	$26,178	$8,784	October-12/Winter-13	7.6%
Southpark Mall - Dick's Sporting Goods	Colonial Heights, VA	91,770	9,891	860	Fall-13	6.6%
		556,562	$36,069	$9,644

Outlet Center:
The Outlet Shoppes at Atlanta (3)	Woodstock, GA	370,456	$80,490	$31,468	July-13	10.0%

Total Under Development		1,059,543	$144,493	$56,531

(1)	Total cost is presented net of reimbursements to be received.

(2)	Cost to date does not reflect reimbursements until they are received.

(3)	This Property is a 75/25 joint venture. Total cost and cost to date are reflected at 100%.

Construction continues at The Crossings at Marshalls Creek, a community center development, which will be anchored by Price Chopper super market, Rite Aid, STS Tire and Auto Centers, and Family Dollar. The project is approximately 85% leased or committed with a grand opening scheduled for summer 2013.
We continue to invest in our mall Properties through several expansion and redevelopment projects slated for completion in 2013. A 28,000-square-foot expansion to add a restaurant district at Volusia Mall in Daytona Beach commenced construction in late 2012. At Monroeville Mall, JC Penney opened their new 110,000-square-foot prototype store in October 2012, relocating from their existing store in the mall. Their former building is being redeveloped into a new 12-screen Cinemark Theatre, anticipated to open in fall 2013. We also began construction in the fourth quarter of 2012 on the redevelopment of a recently vacated Dillard's location at Southpark Mall in Colonial Heights, VA. The store will be redeveloped for a 56,000-square-foot Dick's Sporting Goods. The project may also feature a selection of specialty stores and restaurants with a grand opening planned in summer 2013.
Construction is in progress on The Outlet Shoppes at Atlanta. The 370,500-square-foot project is approximately 92% leased or committed with retailers including Saks Fifth Avenue OFF 5TH, Nike, Brooks Brothers, Under Armour, J.Crew and Fossil. This project is a 75/25 joint venture scheduled to open in July 2013.
We hold options to acquire certain development properties owned by third parties.  Except for the projects presented above, we do not have any other material capital commitments as of December 31, 2012.

Acquisitions
In December 2012, we acquired the remaining 40.0% interests in Imperial Valley Mall, L.P., Imperial Valley Peripheral, L.P. and Imperial Valley Commons, L.P. in El Centro, CA from our joint venture partner. The interests were acquired for total consideration of $36.5 million which consists of $15.5 million in cash and $21.0 million related to our assumption of the joint venture partner's share of the loan secured by Imperial Valley Mall.
In December 2012, we acquired a 49.0% joint venture interest in Kirkwood Mall in Bismarck, ND. We paid cash of $39.8 million for our 49.0% share, which was based on a total value of $121.5 million including a $40.4 million non-recourse loan. We executed an agreement to acquire the remaining 51.0% interest within 90 days subject to the lender's approval to assume the loan, which bears interest of 5.75% and matures in April 2018.
In May 2012, we acquired Dakota Square Mall in Minot, ND. The purchase price of $91.5 million consisted of $32.5 million in cash and the assumption of a $59.0 million non-recourse loan that bears interest at a fixed rate of 6.23% and matures in November 2016.
In April 2012, we exercised our rights with our noncontrolling interest partner under the terms of a mezzanine loan agreement with the borrower, which owned The Outlet Shoppes at Gettysburg in Gettysburg, PA, to convert the mezzanine loan into a member interest in the outlet shopping center. After conversion, we own a 50.0% interest in the outlet center. The investment of $24.8 million consisted of a $4.5 million converted mezzanine loan and the assumption of $20.3 million of debt. The $40.6 million of debt, of which our share is 50.0%, bears interest at a fixed rate of 5.87% and matures in February 2016.
In April 2012, we acquired a 75.0% joint venture interest in The Outlet Shoppes at El Paso, an outlet shopping center located in El Paso, TX for $31.6 million and a 50.0% joint venture interest in outparcel land adjacent to The Outlet Shoppes at El Paso for $3.9 million for a total of $35.5 million. The amount paid for our 75.0% and 50.0% interests was based on a total value of $116.8 million including a non-recourse mortgage loan of $66.9 million, which bears interest at a fixed rate of 7.06% and matures in December 2017. The entity that owned The Outlet Shoppes at El Paso used a portion of the cash proceeds to repay a $9.2 million mezzanine loan provided by us. After considering the repayment of the mezzanine loan to us, the net consideration paid by us in connection with this transaction was $28.6 million.

Dispositions

During 2012, we completed the sale of two malls, four community centers and eight parcels of land for aggregate net proceeds of $77.0 million, which were used to reduce the outstanding borrowings on our credit facilities.

Off-Balance Sheet Arrangements

Unconsolidated Affiliates

We have ownership interests in 16 unconsolidated affiliates as of December 31, 2012, that are described in Note 5 to the consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the consolidated balance sheets as “Investments in Unconsolidated Affiliates.”  The following are circumstances when we may consider entering into a joint venture with a third party:

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

Preferred Joint Venture Units

We consolidate our investment in a joint venture, CWJV, with Westfield.  The terms of the joint venture agreement require that CWJV pay an annual preferred distribution at a rate of 5.0%, which increases to 6.0% on July 1, 2013, on the preferred liquidation value of the perpetual preferred joint venture units (“PJV units”) of CWJV that are held by Westfield.  Westfield has the right to have all or a portion of the PJV units redeemed by CWJV with either cash or property owned by CWJV, in each case for a net equity amount equal to the preferred liquidation value of the PJV units. At any time after January 1, 2013, Westfield may propose that CWJV acquire certain qualifying property that would be used to redeem the PJV units at their preferred liquidation value. If CWJV does not redeem the PJV units with such qualifying property (a “Preventing Event”), then the annual preferred distribution rate on the PJV units increases to 9.0% beginning July 1, 2013.  We will have the right, but not the obligation, to offer to redeem the PJV units from January 31, 2013 through January 31, 2015 at their preferred liquidation value, plus accrued and unpaid distributions. We amended the joint venture agreement with Westfield in September 2012 to provide that, if we exercise our right to offer to redeem the PJV units on or before August 1, 2013, then the preferred liquidation value will be reduced by $10.0 million so long as Westfield does not reject the offer and the redemption closes on or before September 30, 2013. If we fail to make such an offer, the annual preferred distribution rate on the PJV units increases to 9.0% for the period from July 1, 2013 through June 30, 2016, at which time it decreases to 6.0% if a Preventing Event has not occurred.  If, upon redemption of the PJV units, the fair value of our common stock is greater than $32.00 per share, then such excess (but in no case greater than $26.0 million in the aggregate) shall be added to the aggregate preferred liquidation value payable on account of the PJV units.  We account for this contingency using the method prescribed for earnings or other performance measure contingencies.  As such, should this contingency result in additional consideration to Westfield, we will record the current fair value of the consideration issued as a purchase price adjustment at the time the consideration is paid or payable.

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

We own a parcel of land in Lee's Summit, MO that we are ground leasing to a third party development company.  The third party developed and operates a shopping center on the land parcel. We have guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount, representing 27% of capacity, is approximately $15.2 million. In the third quarter of 2012, the loans were modified and extended to December 2012. In August 2012, proceeds from a bond issuance were applied to reduce $10.4 million of the outstanding balance on the bond line of credit. Additionally, $1.0 million of the construction loan was repaid. The total amount outstanding at December 31, 2012 on the loans was $49.3 million of which we have guaranteed $13.3 million.  We included an obligation of $0.2 million as of December 31, 2012 and 2011 in the accompanying consolidated balance sheets to reflect the estimated fair value of the guaranty. The loan was in default at December 31, 2012 because it was not refinanced at the scheduled maturity date in December 2012. The third party developer is working with the lender to extend the maturity date of the loan. We have not increased our accrual for the contingent obligation as we do not believe that this contingent obligation is probable.

We have guaranteed 100% of the construction and land loans of West Melbourne I, LLC (“West Melbourne”), an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $45.4 million.  West Melbourne developed and operates Hammock Landing, a community center in West Melbourne, FL. The total amount outstanding on the loans at December 31, 2012 was $45.4 million.  The guaranty will expire upon repayment of the debt. The land loan, and the construction loan, each representing $2.9 million and $42.4 million, respectively, of the amount outstanding at December 31, 2012, mature in November 2013. The construction loan has a one-year extension option available. We included an obligation of $0.5 million in the accompanying consolidated balance sheets as of December 31, 2012 and 2011 to reflect the estimated fair value of this guaranty.

We have guaranteed 100% of the construction loan of Port Orange, an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $63.0 million. Port Orange developed and operates The Pavilion at Port Orange, a community center in Port Orange, FL. The total amount outstanding at December 31, 2012 on the loan was $63.0 million. The guaranty will expire upon repayment of debt.  The loan matures in March 2014 and has a one-year extension option available.  We included an obligation of $1.0 million in the accompanying consolidated balance sheets as of December 31, 2012 and 2011 to reflect the estimated fair value of this guaranty.

We have guaranteed the lease performance of YTC, an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22.0 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to 10.0 million. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $17.2 million as of December 31, 2012.  We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty.  We did not include an obligation for this guaranty because we determined that the fair value of the guaranty was not material as of December 31, 2012 and 2011.

In July 2012, we guaranteed 100% of a term loan for Gulf Coast, an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $6.8 million.  The loan is for the third phase expansion of Gulf Coast Town Center, a shopping center located in Ft. Myers, FL. The total amount outstanding as of December 31, 2012 on the loan was $6.8 million. The guaranty will expire upon repayment of the debt. The loan matures in July 2015. We did not record an obligation for this guaranty because we determined that the fair value of the guaranty was not material as of December 31, 2012.

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
Carrying Value of Long-Lived Assets
We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts or if there are other indicators of impairment. If it is determined that impairment has occurred, the amount of the impairment charge is equal to the excess of the asset’s carrying value over its estimated fair value.  We estimate fair value using the undiscounted cash flows expected to be generated by each Property, which are based on a number of assumptions such as leasing expectations, operating budgets, estimated useful lives, future maintenance expenditures, intent to hold for use and capitalization rates, among others.  These assumptions are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates and costs to operate each Property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated in our impairment analyses may not be achieved. During the year ended December 31, 2012, we recorded a loss on impairment of real estate totaling $50.9 million. Of this total, $26.5 million is attributable to four Properties which were sold in 2012 and included in discontinued operations, $23.3 million is attributable to two existing Properties and $1.1 million relates to the sale of three outparcels. During the year ended December 31, 2011, we recorded impairment charges of $58.7 million. Of this total, $50.7 million is due to the impairment of one mall and $0.6 million is from the sale of one outparcel. The balance of $7.4 million relates to Properties that are included in discontinued operations. During the year ended December 31, 2010 , we recorded a $40.3 million loss on impairment, of which $39.1 million relates to three Properties which are included in discontinued operations and $1.2 attributable to the sale of an outparcel. See Notes 4 and 15 to the consolidated financial statements for additional information about these impairment losses.
Allowance for Doubtful Accounts
We periodically perform a detailed review of amounts due from tenants and others to determine if accounts receivable balances are impaired based on factors affecting the collectibility of those balances.  Our estimate of the allowance for doubtful accounts requires significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.  We recorded a provision for doubtful accounts of $1.5 million, $1.7 million and $2.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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
No impairments of investments in unconsolidated affiliates were incurred during 2012, 2011 and 2010.
Recent Accounting Pronouncements
Accounting Guidance Adopted

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The objective of ASU 2011-04 is to align fair value measurements and related disclosure requirements under GAAP and International Financial Reporting Standards (“IFRSs”), thus improving the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. For public entities, this guidance was effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. The adoption of ASU 2011-04 did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). The objective of this accounting update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements of net income and other comprehensive income. For public entities, this guidance was effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). This guidance defers the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. Other requirements of ASU 2011-05 are not affected by ASU 2011-12. The guidance in ASU 2011-12 was effective at the same time as ASU 2011-05 so that entities would not be required to comply with the presentation requirements in ASU 2011-05 that ASU 2011-12 deferred. The adoption of this guidance changed the presentation format of our consolidated financial statements but did not have an impact on the amounts reported in those statements.

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
Accounting Pronouncements Not Yet Effective
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). The objective of ASU 2013-02 is to improve reporting of reclassifications out of accumulated other comprehensive income ("AOCI") by presenting information about such reclassifications and their corresponding effect on net income primarily in one place either on the face of the financial statements or in the notes. ASU 2013-02 requires an entity to disclose information by component for significant amounts reclassified out of AOCI if the amounts reclassified are required to be reclassified under GAAP to net income in their entirety in the same reporting period. For amounts not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 established the effective date and guidance for the presentation of reclassification adjustments which ASU 2011-12 deferred. For public companies, this guidance is effective on a prospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2012. ASU 2013-02 does not change the calculation of net income or comprehensive income and will not have an impact on the amounts reported in the Company's consolidated financial statements.
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
During inflationary periods, substantially all of our tenant leases contain provisions designed to mitigate the impact of inflation.  These provisions include clauses enabling us to receive percentage rent based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases.  In addition, many of the leases are for terms of less than ten years, which may provide us the opportunity to replace existing leases with new leases at higher base and/or percentage rent if rents of the existing leases are below the then existing market rate.  Most of the leases require the tenants to pay a fixed amount subject to annual increases for their share of operating expenses, including common area maintenance, real estate taxes, insurance and certain capital expenditures, which reduces our exposure to increases in costs and operating expenses resulting from inflation.
Funds From Operations
FFO is a widely used measure of the operating performance of real estate companies that supplements net income (loss) determined in accordance with GAAP. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) (computed in accordance with GAAP) excluding gains or losses on sales of depreciable operating properties and impairment losses of depreciable properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures and noncontrolling interests. Adjustments for unconsolidated partnerships and joint ventures and noncontrolling interests are calculated on the same basis. We define FFO allocable to common shareholders as defined above by NAREIT less dividends on preferred stock. Our method of calculating FFO allocable to common shareholders may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.
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
We recorded a gain on investment of $45.1 million related to the acquisition of the remaining 40% noncontrolling interest in Imperial Valley Mall in December 2012. During 2012 and 2011, we recorded gains on extinguishment of debt from both continuing and discontinued operations. Considering the significance and nature of these items, we believe that it is important to identify the impact of these changes on our FFO measures for a reader to have a complete understanding of our results of operations. Therefore, we have also presented FFO excluding these items.
FFO of the Operating Partnership increased 8.4% to $458.2 million for the year ended December 31, 2012 compared to $422.7 million for the prior year.  Excluding the gain on investment and gains on extinguishment of debt, FFO of the Operating Partnership increased 5.8% for the years ending December 31, 2012 and 2011 to $412.8 million and $390.2 million, respectively.
The reconciliation of FFO to net income attributable to common shareholders is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net income attributable to common shareholders	$84,089	$91,560	$29,532
Noncontrolling interest in income of operating partnership	19,267	25,841	11,018
Depreciation and amortization expense of:
Consolidated properties	265,856	271,458	284,072
Unconsolidated affiliates	43,956	32,538	27,445
Discontinued operations	2,778	4,912	7,700
Non-real estate assets	(1,841)	(2,488)	(4,182)
Noncontrolling interests' share of depreciation and amortization	(5,071)	(919)	(605)
Loss on impairment of real estate, net of tax benefit	50,343	56,557	40,240
Gain on depreciable property	(652)	(56,763)	—
(Gain) loss on discontinued operations, net of tax	(566)	1	(379)
Funds from operations of the operating partnership	458,159	422,697	394,841
Gain on extinguishment of debt	(265)	(32,463)	—
Gain on investments	(45,072)	—	$888
Funds from operations of the operating partnership, as adjusted	$412,822	$390,234	$395,729
The reconciliations of FFO of the operating partnership to FFO allocable to Company shareholders, including and excluding the gain on extinguishment of debt and the gain on investments, are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Funds from operations of the operating partnership	$458,159	$422,697	$394,841
Percentage allocable to common shareholders (1)	81.36%	77.91%	72.83%
Funds from operations allocable to common shareholders	$372,758	$329,323	$287,563

Funds from operations of the operating partnership, as adjusted	$412,822	$390,234	$395,729
Percentage allocable to common shareholders (1)	81.36%	77.91%	72.83%
Funds from operations allocable to Company shareholders, as adjusted	$335,872	$304,031	$288,209

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
Interest Rate Risk
Based on our proportionate share of consolidated and unconsolidated variable-rate debt at December 31, 2012, a 0.5% increase or decrease in interest rates on variable rate debt would decrease or increase annual cash flows by approximately $5.4 million and $2.3 million, respectively and increase or decrease annual interest expense, after the effect of capitalized interest, by approximately $5.3 million and $2.2 million, respectively.

Based on our proportionate share of total consolidated and unconsolidated debt at December 31, 2012, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $98.0 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $92.9 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Financial Statements and Schedules contained in Item 15 on page 75.

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
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. We assessed the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2012, we maintained effective internal control over financial reporting, as stated in our report which is included herein.
The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein in Item 15.
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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that, as of December 31, 2012, the Company maintained effective internal control over financial reporting.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2012 as stated in their report which is included herein in Item 15.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference to the sections entitled “ELECTION OF DIRECTORS,” “Directors and Executive Officers,” “Certain Terms of the Jacobs Acquisition,” “Corporate Governance Matters - Code of Business Conduct and Ethics,” “Board of Directors’ Meetings and Committees – Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement filed with the Securities and Exchange Commission (the “Commission”) with respect to our Annual Meeting of Stockholders to be held on May 13, 2013.

Our Board of Directors has determined that Winston W. Walker, an independent director and chairman of the audit committee, qualifies as an “audit committee financial expert” as such term is defined by the rules of the Commission.

ITEM 11.   EXECUTIVE COMPENSATION

Incorporated herein by reference to the sections entitled “DIRECTOR COMPENSATION,” “EXECUTIVE COMPENSATION,” “REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 13, 2013.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to the sections entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “Equity Compensation Plan Information as of December 31, 2012”, in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 13, 2013.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to the sections entitled “Corporate Governance Matters – Director Independence” and “CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS”, in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 13, 2013.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to the section entitled “Independent Registered Public Accountants’ Fees and Services” under “RATIFICATION OF THE SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS” in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 13, 2013.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBL & ASSOCIATES PROPERTIES, INC.
(Registrant)

By: __/s/ Farzana K. Mitchell_________
Farzana K. Mitchell
Executive Vice President - Chief Financial Officer and Treasurer
Dated: March 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles B. Lebovitz	Chairman of the Board	March 1, 2013
Charles B. Lebovitz

/s/ Stephen D. Lebovitz	Director, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2013
Stephen D. Lebovitz

/s/ Farzana K. Mitchell	Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2013
Farzana K. Mitchell

/s/ Gary L. Bryenton*	Director	March 1, 2013
Gary L. Bryenton

/s/ Thomas J. DeRosa*	Director	March 1, 2013
Thomas J. DeRosa

/s/ Matthew S. Dominski*	Director	March 1, 2013
Matthew S. Dominski

/s/ Gary J. Nay*	Director	March 1, 2013
Gary J. Nay

/s/ Kathleen M. Nelson*	Director	March 1, 2013
Kathleen M. Nelson

/s/ Winston W. Walker*	Director	March 1, 2013
Winston W. Walker

*By: /s/ Farzana K. Mitchell	Attorney-in-Fact	March 1, 2013
Farzana K. Mitchell

Financial statement schedules not listed herein are either not required or are not present in amounts sufficient to require submission of the schedule or the information required to be included therein is included in our consolidated financial statements in Item 15 or are reported elsewhere.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CBL & Associates Properties, Inc.
Chattanooga, TN:

We have audited the accompanying consolidated balance sheets of CBL & Associates Properties, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012.  Our audits also included the financial statement schedules listed in the Index at Item 15.  We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management On Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CBL & Associates Properties, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 1, 2013

CBL & Associates Properties, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
ASSETS	2012	2011
Real estate assets:
Land	$905,339	$851,303
Buildings and improvements	7,228,293	6,777,776
	8,133,632	7,629,079
Accumulated depreciation	(1,972,031)	(1,762,149)
	6,161,601	5,866,930
Held for sale	29,425	14,033
Developments in progress	137,956	124,707
Net investment in real estate assets	6,328,982	6,005,670
Cash and cash equivalents	78,248	56,092
Receivables:
Tenant, net of allowance for doubtful accounts of $1,977 and $1,760 in 2012 and 2011, respectively	78,963	74,160
Other, net of allowance for doubtful accounts of $1,270 and $1,400 in 2012 and 2011, respectively	8,467	11,592
Mortgage and other notes receivable	25,967	34,239
Investments in unconsolidated affiliates	259,810	304,710
Intangible lease assets and other assets	309,299	232,965
	$7,089,736	$6,719,428

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness	$4,745,683	$4,489,355
Accounts payable and accrued liabilities	358,874	303,577
Total liabilities	5,104,557	4,792,932
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests:
Redeemable noncontrolling partnership interests	40,248	32,271
Redeemable noncontrolling preferred joint venture interest	423,834	423,834
Total redeemable noncontrolling interests	464,082	456,105
Shareholders' equity:
Preferred Stock, $.01 par value, 15,000,000 shares authorized:
7.75% Series C Cumulative Redeemable Preferred Stock, 460,000 shares outstanding in 2011	—	5
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding	18	18
6.625% Series E Cumulative Redeemable Preferred Stock, 690,000 shares outstanding in 2012	7	—
Common Stock, $.01 par value, 350,000,000 shares authorized, 161,309,652 and 148,364,037 issued and outstanding in 2012 and 2011, respectively	1,613	1,484
Additional paid-in capital	1,773,630	1,657,927
Accumulated other comprehensive income	6,986	3,425
Dividends in excess of cumulative earnings	(453,561)	(399,581)
Total shareholders' equity	1,328,693	1,263,278
Noncontrolling interests	192,404	207,113
Total equity	1,521,097	1,470,391
	$7,089,736	$6,719,428
The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
REVENUES:
Minimum rents	$663,895	$668,628	$664,750
Percentage rents	17,995	17,149	17,367
Other rents	22,657	22,428	22,536
Tenant reimbursements	287,954	301,323	305,385
Management, development and leasing fees	10,772	6,935	6,416
Other	31,367	34,851	29,249
Total revenues	1,034,640	1,051,314	1,045,703

OPERATING EXPENSES:
Property operating	145,827	148,961	144,038
Depreciation and amortization	265,856	271,458	280,575
Real estate taxes	90,503	91,723	94,787
Maintenance and repairs	52,577	55,500	54,723
General and administrative	51,251	44,751	43,383
Loss on impairment of real estate	24,379	51,304	1,156
Other	25,078	28,898	25,523
Total operating expenses	655,471	692,595	644,185
Income from operations	379,169	358,719	401,518
Interest and other income	3,955	2,583	3,868
Interest expense	(244,432)	(267,072)	(281,102)
Gain on extinguishment of debt	265	1,029	—
Gain on investments	45,072	—	888
Gain on sales of real estate assets	2,286	59,396	2,887
Equity in earnings (losses) of unconsolidated affiliates	8,313	6,138	(188)
Income tax (provision) benefit	(1,404)	269	6,417
Income from continuing operations	193,224	161,062	134,288
Operating income (loss) of discontinued operations	(19,643)	23,933	(36,497)
Gain (loss) on discontinued operations	938	(1)	379
Net income	174,519	184,994	98,170
Net income attributable to noncontrolling interests in:
Operating partnership	(19,267)	(25,841)	(11,018)
Other consolidated subsidiaries	(23,652)	(25,217)	(25,001)
Net income attributable to the Company	131,600	133,936	62,151
Preferred dividends	(47,511)	(42,376)	(32,619)
Net income attributable to common shareholders	$84,089	$91,560	$29,532

Basic per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.64	$0.49	$0.40
Discontinued operations	(0.10)	0.13	(0.19)
Net income attributable to common shareholders	$0.54	$0.62	$0.21
Weighted average common shares outstanding	154,762	148,289	138,375

Diluted per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.64	$0.49	$0.40
Discontinued operations	(0.10)	0.13	(0.19)
Net income attributable to common shareholders	$0.54	$0.62	$0.21
Weighted average common and potential dilutive common shares outstanding	154,807	148,334	138,416

Amounts attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$99,307	$72,914	$55,836
Discontinued operations	(15,218)	18,646	(26,304)
Net income attributable to common shareholders	$84,089	$91,560	$29,532
The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.
 Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$174,519	$184,994	$98,170

Other comprehensive income (loss):
Unrealized holding gain (loss) on available-for-sale securities	4,426	(214)	8,402
Reclassification to net income of realized (gain) loss on available-for-sale securities	(224)	22	114
Unrealized gain (loss) on hedging instruments	(207)	(5,521)	2,742
Unrealized loss on foreign currency translation adjustment	—	—	(156)
Reclassification to net income of realized loss on foreign currency adjustment	—	—	169
Total other comprehensive income (loss)	3,995	(5,713)	11,271

Comprehensive income	178,514	179,281	109,441
Comprehensive income attributable to noncontrolling interests in:
Operating partnership	(19,701)	(24,558)	(14,925)
Other consolidated subsidiaries	(23,652)	(25,217)	(25,001)
Comprehensive income attributable to the Company	$135,161	$129,506	$69,515

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.
Consolidated Statements of Equity

(in thousands, except share data)		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Partnership Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2009	22,689	12	1,379	1,399,654	491	(283,640)	1,117,896	302,483	1,420,379
Net income	4,333	—	—	—	—	62,151	62,151	11,016	73,167
Other comprehensive income (loss)	(304)	—	—	—	7,364	—	7,364	4,211	11,575
Issuance of 1,115,000 shares of Series D preferred stock in equity offerings	—	11	—	229,336	—	—	229,347	—	229,347
Conversion of 9,807,013 operating partnership special common units to shares of common stock	—	—	98	56,240	—	—	56,338	(56,338)	—
Dividends declared - common stock	—	—	—	—	—	(112,418)	(112,418)	—	(112,418)
Dividends declared - preferred stock	—	—	—	—	—	(32,619)	(32,619)	—	(32,619)
Issuance of 130,367 shares of common stock and restricted common stock	—	—	1	213	—	—	214	—	214
Cancellation of 17,790 shares of restricted common stock	—	—	—	(175)	—	—	(175)	—	(175)
Exercise of stock options	—	—	1	1,455	—	—	1,456	—	1,456
Accrual under deferred compensation arrangements	—	—	—	41	—	—	41	—	41
Amortization of deferred compensation	—	—	—	2,211	—	—	2,211	—	2,211
Additions to deferred financing costs	—	—	—	—	—	—	—	34	34
Income tax effect of share-based compensation	(10)	—	—	(1,468)	—	—	(1,468)	(337)	(1,805)
Adjustment for noncontrolling interests	3,139	—	—	(15,572)	—	—	(15,572)	12,433	(3,139)
Adjustment to record redeemable noncontrolling interests at redemption value	14,428	—	—	(14,428)	—	—	(14,428)	—	(14,428)
Distributions to noncontrolling interests	(9,896)	—	—	—	—	—	—	(55,131)	(55,131)
Contributions from noncontrolling interests in Operating Partnership	—	—	—	—	—	—	—	5,234	5,234
Balance, December 31, 2010	$34,379	$23	$1,479	$1,657,507	$7,855	$(366,526)	$1,300,338	$223,605	$1,523,943

Net income	4,940	—	—	—	—	133,936	133,936	25,473	159,409
Other comprehensive loss	(48)	—	—	—	(4,430)	—	(4,430)	(1,235)	(5,665)
Conversion of 125,100 operating partnership special common units to shares of common stock	—	—	1	728	—	—	729	(729)	—
Dividends declared - common stock	—	—	—	—	—	(124,615)	(124,615)	—	(124,615)
Dividends declared - preferred stock	—	—	—	—	—	(42,376)	(42,376)	—	(42,376)
Issuance of 190,812 shares of common stock and restricted common stock	—	—	2	276	—	—	278	—	278
Cancellation of 16,082 shares of restricted common stock	—	—	—	(125)	—	—	(125)	—	(125)
Exercise of stock options	—	—	2	1,953	—	—	1,955	—	1,955
Accrual under deferred compensation arrangements	—	—	—	56	—	—	56	—	56
Amortization of deferred compensation	—	—	—	1,629	—	—	1,629	—	1,629
Adjustment for noncontrolling interests	3,005	—	—	(5,205)	—	—	(5,205)	2,200	(3,005)
Adjustment to record redeemable noncontrolling interests at redemption value	(1,108)	—	—	1,108	—	—	1,108	—	1,108
Distributions to noncontrolling interests	(8,897)	—	—	—	—	—	—	(44,239)	(44,239)
Contributions from noncontrolling interests in Operating Partnership	—	—	—	—	—	—	—	2,038	2,038
Balance, December 31, 2011	$32,271	$23	$1,484	$1,657,927	$3,425	$(399,581)	$1,263,278	$207,113	$1,470,391

CBL & Associates Properties, Inc.
Consolidated Statements of Equity
(Continued)

(in thousands, except share data)		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Partnership Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2011	32,271	23	1,484	1,657,927	3,425	(399,581)	1,263,278	207,113	1,470,391
Net income	4,445	—	—	—	—	131,600	131,600	17,772	149,372
Other comprehensive income	21	—	—	—	3,561	—	3,561	413	3,974
Issuance of 690,000 shares of Series E preferred stock in equity offering	—	7	—	166,713	—	—	166,720	—	166,720
Redemption of Series C preferred stock	—	(5)	—	(111,222)	—	(3,773)	(115,000)	—	(115,000)
Conversion of 12,466,000 operating partnership common units to shares of common stock	—	—	125	59,613	—	—	59,738	(59,738)	—
Purchase of noncontrolling interests in Operating Partnership	—	—	—	—	—	—	—	(9,863)	(9,863)
Issuance of noncontrolling interest in Operating Partnership	—	—	—	—	—	—	—	14,000	14,000
Dividends declared - common stock	—	—	—	—	—	(138,069)	(138,069)	—	(138,069)
Dividends declared - preferred stock	—	—	—	—	—	(43,738)	(43,738)	—	(43,738)
Issuance of 232,560 shares of common stock and restricted common stock	—	—	2	728	—	—	730	—	730
Cancellation of 39,779 shares of restricted common stock	—	—	—	(633)	—	—	(633)	—	(633)
Exercise of stock options	—	—	2	4,452	—	—	4,454	—	4,454
Accrual under deferred compensation arrangements	—	—	—	44	—	—	44	—	44
Amortization of deferred compensation	—	—	—	3,863	—	—	3,863	—	3,863
Accelerated vesting of share-based compensation	—	—	—	(725)	—	—	(725)	—	(725)
Issuance of 42,484 shares of common stock under deferred compensation arrangement	—	—	—	(615)	—	—	(615)	—	(615)
Adjustment for noncontrolling interests	3,197	—	—	(3,360)	—	—	(3,360)	163	(3,197)
Adjustment to record redeemable noncontrolling interests at redemption value	8,778	—	—	(3,155)	—	—	(3,155)	(5,623)	(8,778)
Distributions to noncontrolling interests	(8,464)	—	—	—	—	—	—	(34,119)	(34,119)
Contributions from noncontrolling interests in Operating Partnership	—	—	—	—	—	—	—	7,120	7,120
Purchase of noncontrolling interests in other consolidated subsidiaries	—	—	—	—	—	—	—	40,962	40,962
Acquire controlling interest in shopping center property	—	—	—	—	—	—	—	14,204	14,204
Balance, December 31, 2012	$40,248	$25	$1,613	$1,773,630	$6,986	$(453,561)	$1,328,693	$192,404	$1,521,097

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$174,519	$184,994	$98,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	268,634	276,370	291,772
Amortization of deferred finance costs and debt premiums (discounts)	7,896	10,239	7,414
Net amortization of intangible lease assets and liabilities	(1,263)	(906)	(1,384)
Gain on sales of real estate assets	(5,323)	(59,396)	(2,887)
Realized foreign currency loss	—	—	169
(Gain) loss on discontinued operations	(938)	1	(379)
Write-off of development projects	(39)	94	392
Share-based compensation expense	3,740	1,783	2,313
Income tax effect of share-based compensation	—	—	(1,815)
Net realized (gain) loss on sale of available-for-sale securities	(224)	22	114
Write-down of mortgage and other notes receivable	—	1,900	—
Gain on investments	(45,072)	—	(888)
Loss on impairment of real estate from continuing operations	24,379	51,304	1,156
Loss on impairment of real estate from discontinued operations	26,461	7,425	39,084
Gain on extinguishment of debt	(265)	(32,463)	—
Equity in (earnings) losses of unconsolidated affiliates	(8,313)	(6,138)	188
Distributions of earnings from unconsolidated affiliates	17,074	9,586	4,959
Provision for doubtful accounts	1,523	1,743	2,891
Change in deferred tax accounts	3,095	(5,695)	2,031
Changes in:
Tenant and other receivables	(2,150)	(5,986)	(6,693)
Other assets	2,136	6,084	(1,215)
Accounts payable and accrued liabilities	15,645	875	(5,600)
Net cash provided by operating activities	481,515	441,836	429,792
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(217,827)	(205,379)	(143,586)
Acquisitions of real estate assets	(96,099)	(11,500)	—
(Additions) reductions to restricted cash	(1,063)	(14,719)	20,987
Additions to cash held in escrow	(15,000)	—	—
Purchase of partners' interest in unconsolidated affiliates	(14,280)	—	(15,773)
Proceeds from sales of real estate assets	76,950	244,647	138,614
Additions to mortgage and other notes receivable	(3,584)	(15,173)	—
Payments received on mortgage notes receivable	3,002	7,479	1,609
Purchases of available-for-sale securities	—	—	(9,610)
Additional investments in and advances to unconsolidated affiliates	(8,809)	(35,499)	(23,604)
Distributions in excess of equity in earnings of unconsolidated affiliates	43,173	17,907	31,776
Changes in other assets	(13,133)	(15,408)	(5,971)
Net cash used in investing activities	(246,670)	(27,645)	(5,558)

CBL & Associates Properties, Inc.
Consolidated Statements of Cash Flows
(Continued)
(In thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$1,869,140	$1,933,770	$893,378
Principal payments on mortgage and other indebtedness	(1,884,935)	(2,086,461)	(1,336,436)
Additions to deferred financing costs	(7,384)	(19,629)	(4,855)
Proceeds from issuances of common stock	172	179	153
Proceeds from issuances of preferred stock	166,720	—	229,347
Purchase of minority interest in the Operating Partnership	(9,863)	—	—
Proceeds from exercises of stock options	4,454	1,955	1,456
Redemption of preferred stock	(115,000)	—	—
Income tax effect of share-based compensation	—	—	1,815
Contributions from noncontrolling interests	7,120	2,079	5,234
Distributions to noncontrolling interests	(65,635)	(75,468)	(86,093)
Dividends paid to holders of preferred stock	(43,738)	(42,376)	(35,670)
Dividends paid to common shareholders	(133,740)	(123,044)	(89,729)
Net cash used in financing activities	(212,689)	(408,995)	(421,400)

NET CHANGE IN CASH AND CASH EQUIVALENTS	22,156	5,196	2,834
CASH AND CASH EQUIVALENTS, beginning of period	56,092	50,896	48,062
CASH AND CASH EQUIVALENTS, end of period	$78,248	$56,092	$50,896

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

NOTE 1. ORGANIZATION
     CBL, a Delaware corporation, is a self-managed, self-administered, fully-integrated REIT that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air centers, associated centers, community centers and office properties.  Its properties are located in 27 states, but are primarily in the southeastern and midwestern United States.
     CBL conducts substantially all of its business through the Operating Partnership. As of December 31, 2012, the Operating Partnership owned controlling interests in 77 regional malls/open-air and outlet centers (including one mixed-use center), 28 associated centers (each located adjacent to a regional mall), six community centers and 13 office buildings, including CBL’s corporate office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a VIE.  At December 31, 2012, the Operating Partnership owned non-controlling interests in nine regional malls/ open-air centers, four associated centers, four community centers and seven office buildings. Because one or more of the other partners have substantive participating rights, the Operating Partnership does not control these partnerships and joint ventures and, accordingly, accounts for these investments using the equity method. The Operating Partnership had controlling interests in one outlet center, owned in a 75%/25% joint venture, under construction at December 31, 2012. The Operating Partnership also had controlling interests in one community center, one mall expansion and two mall redevelopments under construction at December 31, 2012.  The Operating Partnership also holds options to acquire certain development properties owned by third parties.
CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At December 31, 2012, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 83.5% limited partner interest for a combined interest held by CBL of 84.5%.
     The noncontrolling interest in the Operating Partnership is held primarily by CBL & Associates, Inc., its shareholders and affiliates and certain senior officers of the Company, all of which contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993 (collectively “CBL’s Predecessor”). At December 31, 2012, CBL’s Predecessor owned a 9.5% limited partner interest and various third parties owned a 6.0% limited partner interest in the Operating Partnership.  CBL’s Predecessor also owned 3.1 million shares of CBL’s common stock at December 31, 2012, for a combined effective interest of 11.2% in the Operating Partnership.
     The Operating Partnership conducts CBL’s property management and development activities through its wholly-owned subsidiary, CBL & Associates Management, Inc. (the “Management Company”), to comply with certain requirements of the Internal Revenue Code.
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

Accounting Guidance Adopted
     In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The objective of ASU 2011-04 is to align fair value measurements and related disclosure requirements under GAAP and International Financial Reporting Standards (“IFRSs”), thus improving the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. For public entities, this guidance was effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. The adoption of ASU 2011-04 did not have a material impact on the Company's consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). The objective of this accounting update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements of net income and other comprehensive income. For public entities, this guidance was effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). This guidance defers the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income ("AOCI"). Other requirements of ASU 2011-05 are not affected by ASU 2011-12. The guidance in ASU 2011-12 was effective at the same time as ASU 2011-05 so that entities would not be required to comply with the presentation requirements in ASU 2011-05 that ASU 2011-12 deferred. The adoption of this guidance changed the presentation format of the Company's consolidated financial statements but did not have an impact on the amounts reported in those statements.
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
Accounting Pronouncements Not Yet Effective
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). The objective of ASU 2013-02 is to improve reporting of reclassifications out of AOCI by presenting information about such reclassifications and their corresponding effect on net income primarily in one place either on the face of the financial statements or in the notes. ASU 2013-02 requires an entity to disclose information by component for significant amounts reclassified out of AOCI if the amounts reclassified are required to be reclassified under GAAP to net income in their entirety in the same reporting period. For amounts not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 established the effective date and guidance for the presentation of reclassification adjustments which ASU 2011-12 deferred. For public companies, this guidance is effective on a prospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2012. ASU 2013-02 does not change the calculation of net income or comprehensive income and will not have an impact on the amounts reported in the Company's consolidated financial statements.
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
     The Company’s intangibles and their balance sheet classifications as of December 31, 2012 and 2011, are summarized as follows:

	December 31, 2012		December 31, 2011
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible lease assets and other assets:
Above-market leases	$69,360	$(37,454)	$55,642	$(33,954)
In-place leases	117,631	(46,767)	54,838	(36,753)
Tenant relationships	27,880	(3,350)	27,318	(2,853)
Accounts payable and accrued liabilities:
Below-market leases	104,012	(57,625)	66,627	(51,755)

These intangibles are related to specific tenant leases.  Should a termination occur earlier than the date indicated in the lease, the related intangible assets or liabilities, if any, related to the lease are recorded as expense or income, as applicable.  The increase in net carrying value of intangibles from December 31, 2011 to December 31, 2012 was primarily due to the 2012 acquisitions of Dakota Square Mall, The Outlet Shoppes at Gettysburg and The Outlet Shoppes at El Paso as described in Note 3. The total net amortization expense of the above intangibles was $10,550, $7,137 and $8,224 in 2012, 2011 and 2010, respectively.  The estimated total net amortization expense for the next five succeeding years is $17,488 in 2013, $13,921 in 2014, $10,885 in 2015, $6,541 in 2016 and $4,848 in 2017.

Total interest expense capitalized was $2,671, $4,955 and $3,334 in 2012, 2011 and 2010, respectively.

Carrying Value of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances warrant such a review.  The carrying value of a long-lived asset is considered impaired when its estimated future undiscounted cash flows are less than its carrying value. The Company estimates fair value using the undiscounted cash flows expected to be generated by each Property, which are based on a number of assumptions such as leasing expectations, operating budgets, estimated useful lives, future maintenance expenditures, intent to hold for use and capitalization rates. If it is determined that impairment has occurred, the amount of the impairment charge is equal to the excess of the asset’s carrying value over its estimated fair value.  These assumptions are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates and costs to operate each Property.  As these factors are difficult to predict and are subject to future events that may alter the assumptions used, the future cash flows estimated in the Company’s impairment analyses may not be achieved. See Note 4 and Note 15 for information related to the impairment of long-lived assets for 2012, 2011 and 2010.

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents.
 Restricted Cash
     Restricted cash of $42,880 and $41,817 was included in intangible lease assets and other assets at December 31, 2012 and 2011, respectively.  Restricted cash consists primarily of cash held in escrow accounts for debt service, insurance, real estate taxes, capital improvements and deferred maintenance as required by the terms of certain mortgage notes payable, as well as contributions from tenants to be used for future marketing activities.  The Company’s restricted cash included $110 and $117 as of December 31, 2012 and 2011, respectively, related to funds held in a trust account for certain construction costs associated with our developments.

Allowance for Doubtful Accounts
     The Company periodically performs a detailed review of amounts due from tenants to determine if accounts receivable balances are realizable based on factors affecting the collectibility of those balances. The Company’s estimate of the allowance for doubtful accounts requires management to exercise significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.  The Company recorded a provision for doubtful accounts of $1,523, $1,682 and $2,726 for 2012, 2011 and 2010, respectively.
Investments in Unconsolidated Affiliates
     The Company evaluates its joint venture arrangements to determine whether they should be recorded on a consolidated basis.  The percentage of ownership interest in the joint venture, an evaluation of control and whether a VIE exists are all considered in the Company’s consolidation assessment.
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
     The Company accounts for its investment in joint ventures where it owns a non-controlling interest or where it is not the primary beneficiary of a VIE using the equity method of accounting. Under the equity method, the Company’s cost of investment is adjusted for its share of equity in the earnings of the unconsolidated affiliate and reduced by distributions received. Generally, distributions of cash flows from operations and capital events are first made to partners to pay cumulative unpaid preferences on unreturned capital balances and then to the partners in accordance with the terms of the joint venture agreements.
     Any differences between the cost of the Company’s investment in an unconsolidated affiliate and its underlying equity as reflected in the unconsolidated affiliate’s financial statements generally result from costs of the Company’s investment that are not reflected on the unconsolidated affiliate’s financial statements, capitalized interest on its investment and the Company’s share of development and leasing fees that are paid by the unconsolidated affiliate to the Company for development and leasing services provided to the unconsolidated affiliate during any development periods. At December 31, 2012 and 2011, the net difference between the Company’s investment in unconsolidated affiliates and the underlying equity of unconsolidated affiliates was $11,674 and $2,456, respectively, which is generally amortized over a period of 40 years.
     On a periodic basis, the Company assesses whether there are any indicators that the fair value of the Company's investments in unconsolidated affiliates may be impaired. An investment is impaired only if the Company’s estimate of the fair value of the investment is less than the carrying value of the investment and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. The Company's estimates of fair value for each investment are based on a number of assumptions that are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates, and operating costs. As these factors are difficult to predict and are subject to future events that may alter the Company’s assumptions, the fair values estimated in the impairment analyses may not be realized.
     No impairments of investments in unconsolidated affiliates were recorded in 2012, 2011 and 2010.  See Note 5 for further discussion.
Deferred Financing Costs
     Net deferred financing costs of $24,821 and $27,674 were included in intangible lease assets and other assets at December 31, 2012 and 2011, respectively. Deferred financing costs include fees and costs incurred to obtain financing and are amortized on a straight-line basis to interest expense over the terms of the related indebtedness. Amortization expense was $10,391, $12,933 and $12,223 in 2012, 2011 and 2010, respectively. Accumulated amortization was $8,932 and $17,781 as of December 31, 2012 and 2011, respectively.
Marketable Securities
     Intangible lease assets and other assets include marketable securities consisting of corporate equity securities, mortgage / asset-backed securities, mutual funds and bonds that are classified as available for sale. Unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of accumulated other comprehensive income (loss) in redeemable noncontrolling interests, shareholders’ equity and noncontrolling interests. Realized gains and losses are recorded in other income. Gains or losses on securities sold are based on the specific identification method.  The Company recognized net realized gains on sales of available-for-sale securities of $224 in 2012 and net realized losses on sales of available-for-sale securities of $22 and $114 in 2011 and 2010, respectively.

     If a decline in the value of an investment is deemed to be other than temporary, the investment is written down to fair value and an impairment loss is recognized in the current period to the extent of the decline in value. In determining when a decline in fair value below cost of an investment in marketable securities is other than temporary, the following factors, among others, are evaluated:

•	The probability of recovery.

•	The Company’s ability and intent to retain the security for a sufficient period of time for it to recover.

•	The significance of the decline in value.

•	The time period during which there has been a significant decline in value.

•	Current and future business prospects and trends of earnings.

•	Relevant industry conditions and trends relative to their historical cycles.

•	Market conditions.
There were no other-than-temporary impairments of marketable securities incurred during 2012, 2011 and 2010.
The following is a summary of the marketable securities held by the Company as of December 31, 2012 and 2011:

		Gross Unrealized
	Adjusted Cost	Gains	Losses	Fair Value
December 31, 2012:
Common stocks	$4,195	$12,361	$—	$16,556
Government and government sponsored entities	11,123	—	—	11,123
	$15,318	$12,361	$—	$27,679

December 31, 2011:
Common stocks	$4,207	$9,480	$(5)	$13,682
Mutual funds	928	23	—	951
Mortgage/asset-backed securities	1,717	10	(4)	1,723
Government and government sponsored entities	15,058	45	(1,542)	13,561
Corporate bonds	636	26	—	662
International bonds	33	1	—	34
	$22,579	$9,585	$(1,551)	$30,613

Interest Rate Hedging Instruments
     The Company recognizes its derivative financial instruments in either accounts payable and accrued liabilities or intangible lease assets and other assets, as applicable, in the consolidated balance sheets and measures those instruments at fair value.  The accounting for changes in the fair value (i.e., gain or loss) of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. To qualify as a hedging instrument, a derivative must pass prescribed effectiveness tests, performed quarterly using both qualitative and quantitative methods. The Company has entered into derivative agreements as of December 31, 2012 and 2011 that qualify as hedging instruments and were designated, based upon the exposure being hedged, as cash flow hedges.  The fair value of these cash flow hedges as of December 31, 2012 and 2011 was $5,805 and $5,617, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. To the extent they are effective, changes in the fair values of cash flow hedges are reported in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. The ineffective portion of the hedge, if any, is recognized in current earnings during the period of change in fair value. The gain or loss on the termination of an effective cash flow hedge is reported in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged item affects earnings.  The Company also assesses the credit risk that the counterparty will not perform according to the terms of the contract.
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
Income Taxes
The Company is qualified as a REIT under the provisions of the Internal Revenue Code. To maintain qualification as a REIT, the Company is required to distribute at least 90% of its taxable income to shareholders and meet certain other requirements.
     As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State tax expense was $3,795, $4,063 and $4,663 during 2012, 2011 and 2010, respectively.
     The Company has also elected taxable REIT subsidiary status for some of its subsidiaries. This enables the Company to receive income and provide services that would otherwise be impermissible for REITs. For these entities, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset may not be realized. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income or expense, as applicable.  The Company recorded an income tax provision of $1,404 in 2012 and an income tax benefit of $269 and $6,417 in 2011 and 2010 respectively. The income tax provision in 2012 consisted of a current income tax benefit of $1,691 and a deferred income tax provision of $3,095.  The income tax benefit in 2011 consisted of a current income tax provision of $5,426 and a deferred income tax benefit of $5,695.  The income tax benefit in 2010 consisted of a current income tax benefit of $8,448 and a deferred income tax provision of $2,031,
     The Company had a net deferred tax asset of $6,607 and $8,012 at December 31, 2012 and 2011, respectively. The net deferred tax asset at December 31, 2012 and 2011 is included in intangible lease assets and other assets and primarily consisted of operating expense accruals and differences between book and tax depreciation.  As of December 31, 2012, tax years that generally remain subject to examination by the Company’s major tax jurisdictions include 2009, 2010, 2011 and 2012.
The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its statement of operations.  In addition, any interest incurred on tax assessments is reported as interest expense.  The Company reported nominal interest and penalty amounts in 2012, 2011 and 2010.
 Concentration of Credit Risk
     The Company’s tenants include national, regional and local retailers. Financial instruments that subject the Company to concentrations of credit risk consist primarily of tenant receivables. The Company generally does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of tenants.

     The Company derives a substantial portion of its rental income from various national and regional retail companies; however, no single tenant collectively accounted for more than 3.2% of the Company’s total revenues in 2012, 2011 or 2010.
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
     The following summarizes the impact of potential dilutive common shares on the denominator used to compute EPS:

	Year Ended December 31,
	2012	2011	2010
Denominator – basic	154,762	148,289	138,375
Stock Options	3	3	2
Deemed shares related to deferred compensation arrangements	42	42	39
Denominator – diluted	154,807	148,334	138,416

There was no anti-dilutive effect of stock options in 2012. The dilutive effect of stock options of 23 and 61 shares for the years ended December 31, 2011, and 2010, respectively, were excluded from the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.
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
The components of accumulated other comprehensive income (loss) as of December 31, 2012 and 2011 are as follows:

	December 31, 2012
	As reported in:
	Redeemable Noncontrolling Interests	Shareholders' Equity	Noncontrolling Interests	Total
Net unrealized gain (loss) on hedging agreements	$373	$(2,756)	$(3,563)	$(5,946)
Net unrealized gain on available-for-sale securities	353	9,742	2,263	12,358
Accumulated other comprehensive income (loss)	$726	$6,986	$(1,300)	$6,412

	December 31, 2011
	As reported in:
	Redeemable Noncontrolling Interests	Shareholders' Equity	Noncontrolling Interests	Total
Net unrealized gain (loss) on hedging agreements	$377	$(2,628)	$(3,488)	$(5,739)
Net unrealized gain on available-for-sale securities	328	6,053	1,775	8,156
Accumulated other comprehensive income (loss)	$705	$3,425	$(1,713)	$2,417
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
2012 Acquisitions
In December 2012, the Company acquired a 49.0% joint venture interest in Kirkwood Mall in Bismarck, ND. The Company paid $39,754 for its 49.0% share, which was based on a total value of $121,500 including a $40,368 non-recourse loan. The Company executed an agreement to acquire the remaining 51.0% interest within 90 days subject to the lender's approval to assume the loan, which bears interest of 5.75% and matures in April 2018. As the loan bears interest at an above-market rate, the Company recorded a debt premium of $2,970, computed using an estimated market interest rate of 4.25%.
In May 2012, the Company acquired Dakota Square Mall in Minot, ND. The purchase price of $91,475 consisted of $32,474 in cash and the assumption of a $59,001 non-recourse loan that bears interest at a fixed rate of 6.23% and matures in November 2016. The Company recorded a debt premium of $3,040, computed using an estimated market interest rate of 4.75%, since the debt assumed was at an above-market interest rate compared to similar debt instruments at the date of acquisition.
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
In April 2012, the Company acquired a 75.0% joint venture interest in The Outlet Shoppes at El Paso, an outlet shopping center located in El Paso, TX for $31,592 and a 50.0% joint venture interest in outparcel land adjacent to The Outlet Shoppes at El Paso (see Note 5) for $3,864 for a total of $35,456. The amount paid for the Company's 75.0% and 50.0% interests was based on a total value of $116,775 including a non-recourse loan of $66,924, which bears interest at a fixed rate of 7.06% and matures in December 2017. The debt assumed was at an above-market rate compared to similar debt instruments at the date of acquisition, so the Company recorded a debt premium of $7,700 (of which $5,775 represents the Company's 75.0% share), computed using an estimated market interest rate of 4.75%. The entity that owned The Outlet Shoppes at El Paso used a portion of the cash proceeds to repay a $9,150 mezzanine loan provided by the Company. After considering the repayment of the mezzanine loan to the Company, the net consideration paid by the Company in connection with this transaction was $28,594.
The following table summarizes the preliminary allocation of the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date for acquisitions listed above as of December 31, 2012:

Land	$41,878
Buildings and improvements	309,827
Investments in unconsolidated affiliates	3,864
Tenant improvements	13,603
Above-market leases	11,069
In-place leases	49,521
Total assets	429,762
Mortgage note payable assumed	(206,924)
Debt premium	(13,710)
Below-market leases	(36,627)
Noncontrolling interest	(60,295)
Net assets acquired	$112,206

In December 2012, the Company acquired the remaining 40.0% interests in Imperial Valley Mall L.P., Imperial Valley Peripheral L.P. and Imperial Valley Commons L.P. in El Centro, CA from its joint venture partner. Imperial Valley Commons, L.P. was classified as a variable interest entity prior to the acquisition of the remaining 40.0% interest and was accounted for on a consolidated basis. We recorded a gain on investment of $45,072 related to the acquisition of our joint venture partner's interest. Imperial Valley Mall L.P. and Imperial Valley Peripheral L.P. were unconsolidated affiliates accounted for using the equity method of accounting. As of the purchase date, all three joint ventures are accounted for on a consolidated basis in the Company's operations. The interests were acquired for total consideration of $36,518, which consists of $15,500 in cash and $21,018 related to the assumption of the joint venture partner's share of the loan secured by Imperial Valley Mall. The following table summarizes the preliminary allocation of the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date for Imperial Valley Mall as of December 31, 2012:

Land	$46,188
Buildings and improvements	68,723
Tenant improvements	1,826
Above-market leases	4,382
In-place leases	17,591
Total assets	138,710
Mortgage note payable assumed	(52,546)
Debt premium	(1,624)
Below-market leases	(3,546)
Value of Company's interest in joint ventures	(65,494)
Net assets acquired	$15,500

The Company has not yet finalized its allocation of the purchase price of Kirkwood Mall and Imperial Valley Mall, included in the tables above, as it is awaiting certain valuation information for assets acquired and liabilities assumed to complete its allocations. A final determination of the purchase price allocation will be made in 2013. The pro forma effect of the 2012 acquisitions described above was not material.
2011 Acquisition
In September 2011, the Company purchased Northgate Mall located in Chattanooga, TN, for a total cash purchase price of $11,500 plus transaction costs of $672. The results of operations of Northgate Mall are included in the consolidated financial statements beginning on the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

Land	$2,330
Buildings and improvements	8,220
Above-market leases	2,030
In-place leases	1,570
Total assets	14,150
Below-market leases	(2,650)
Net assets acquired	$11,500

2010 Acquisition
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

NOTE 4. DISCONTINUED OPERATIONS
The results of operations of the Properties described below, as well as any gains or impairment losses related to these Properties, are included in discontinued operations for all periods presented, as applicable.
In the fourth quarter of 2012, the Company determined that two office buildings met the criteria to be classified as held for sale as of December 31, 2012. These Properties were sold in January 2013. See Note 20 for additional information.
In December 2012, the Company sold Willowbrook Plaza, a community center located in Houston, TX, for a gross sales price of $24,450 less commissions and customary closing costs for a net sales price of $24,171. Proceeds from the sale were used to reduce the outstanding borrowings on the Company's credit facilities. In accordance with the Company's quarterly impairment review process, the Company recorded a loss on impairment of real estate of $17,743 during the third quarter of 2012 to write down the book value of this Property to its then estimated fair value.
    In October 2012, the Company sold Towne Mall, located in Franklin, OH and Hickory Hollow Mall, located in Antioch, TN. Towne Mall sold for a gross sales price of $950 less commissions and customary closings costs for a net sales price of $892. Hickory Hollow Mall sold for a gross sales price of $1,000 less commissions and customary closing costs for a net sales price of $966. Net proceeds from the sale of both malls were used to reduce the outstanding borrowings on the Company's credit facilities. In the third quarter of 2012, the Company recorded a loss on impairment of real estate of $419 and $8,047, respectively, to write down the book value of both Properties to the expected net sales price.
In July 2012, the Company sold Massard Crossing, a community center located in Fort Smith, AR, for a gross sales price of $7,803 less commissions and customary closing costs for a net sales price of $7,432. Proceeds from the sale were used to reduce the outstanding borrowings on the Company's credit facilities. The Company recorded a gain of $98 attributable to the sale in the third quarter of 2012.
In March 2012, the Company completed the sale of the second phase of Settlers Ridge, a community center located in Robinson Township, PA, for a gross sales price of $19,144 less commissions and customary closing costs for a net sales price of $18,951. Proceeds from the sale were used to reduce the outstanding borrowings on the Company's credit facilities. The Company recorded a gain of $883 attributable to the sale in the first quarter of 2012. The Company recorded a loss on impairment of real estate of $4,457 in the second quarter of 2011 to write down the book value of this Property to its then estimated fair value. There were no results of operations for this Property for the year ended December 31, 2010 as it was under development during that period.
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
In November 2011, the Company completed the sale of Westridge Square, a community center located in Greensboro, NC, for a sales price of $26,125 less commissions and customary closing costs for a net sales price of $25,768. Proceeds from the sale were used to reduce the outstanding borrowings on the unsecured term facility used to acquire the Starmount Properties.
In February 2011, the Company completed the sale of Oak Hollow Mall in High Point, NC, for a gross sales price of $9,000. Net proceeds from the sale were used to retire the outstanding principal balance and accrued interest of $40,281 on the non-recourse loan secured by the Property in accordance with the lender’s agreement to modify the outstanding principal balance and accrued interest to equal the net sales price for the Property and, as a result, the Company recorded a gain on the extinguishment of debt of $31,434 in the first quarter of 2011. The Company also recorded a loss on impairment of real estate in the first quarter of 2011 of $2,746 to write down the book value of the Property to the net sales price. In the second quarter of 2010, the Company recorded a loss on impairment of real estate of $25,435 related to the Property to write down its depreciated book value to its then estimated fair value.
In October 2010, the Company completed the sale of Pemberton Square, a mall located in Vicksburg, MS, for a sales price of $1,863 less commissions and customary closing costs for a net sales price of $1,782.  The Company recorded a gain of $379 attributable to the sale in the fourth quarter of 2010.  Proceeds from the sale were used to reduce the outstanding borrowings on the Company’s credit facilities.
In December 2010, the Company completed the sale of Milford Marketplace, a community center located in Milford, CT, and the conveyance of its ownership interest in the first phase of Settlers Ridge, a community center located in Robinson Township, PA, for a sales price of $111,835 less commissions and customary closing costs for a net sales price of $110,709.  The Company recorded a loss on impairment of real estate of $12,363 in the fourth quarter of 2010 to reflect the fair value of the Properties at the time of the sale.  Net proceeds from the sale, after repayment of a construction loan, were used to reduce the outstanding borrowings on the Company’s credit facilities.
In December 2010, the Company completed the sale of Lakeview Pointe, a community center located in Stillwater, OK, for a sales price of $21,000 less commissions and customary closing costs for a net sales price of $20,631.  The Company recorded a loss on impairment of real estate of $1,302 in the fourth quarter of 2010 to reflect the fair value of the Property at the time of sale.  Net proceeds from the sale, after repayment of a construction loan, were used to reduce the outstanding borrowings on the Company’s secured credit facilities.
Total revenues of the centers described above that are included in discontinued operations were $12,115, $20,194 and $32,452 in 2012, 2011 and 2010, respectively.  The total net investment in real estate assets at the time of sale for the centers sold during 2012 was $51,184.  There were no outstanding loans on any of the centers sold during 2012. Discontinued operations for the years ended December 31, 2012, 2011 and 2010 also include true-ups of estimated expense to actual amounts for Properties sold during previous years.

NOTE 5. UNCONSOLIDATED AFFILIATES AND COST METHOD INVESTMENTS

Unconsolidated Affiliates

At December 31, 2012, the Company had investments in the following 16 entities, which are accounted for using the equity method of accounting:

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

Although the Company had majority ownership of certain joint ventures during 2012, 2011 and 2010, it evaluated the investments and concluded that the other partners or owners in these joint ventures had substantive participating rights, such as approvals of:

•	the pro forma for the development and construction of the project and any material deviations or modifications thereto;

•	the site plan and any material deviations or modifications thereto;

•	the conceptual design of the project and the initial plans and specifications for the project and any material deviations or modifications thereto;

•	any acquisition/construction loans or any permanent financings/refinancings;

•	the annual operating budgets and any material deviations or modifications thereto;

•	the initial leasing plan and leasing parameters and any material deviations or modifications thereto; and

•	any material acquisitions or dispositions with respect to the project.
As a result of the joint control over these joint ventures, the Company accounts for these investments using the equity method of accounting.

Condensed combined financial statement information of these unconsolidated affiliates is as follows:

	December 31,
	2012	2011
ASSETS:
Investment in real estate assets	$2,143,187	$2,239,160
Accumulated depreciation	(492,864)	(447,121)
	1,650,323	1,792,039
Developments in progress	21,809	19,640
Net investment in real estate assets	1,672,132	1,811,679
Other assets	175,540	190,465
Total assets	$1,847,672	$2,002,144

LIABILITIES:
Mortgage and other indebtedness	1,456,622	1,478,601
Other liabilities	48,538	51,818
Total liabilities	1,505,160	1,530,419
OWNERS' EQUITY:
The Company	196,694	267,136
Other investors	145,818	204,589
Total owners' equity	342,512	471,725
Total liabilities and owners’ equity	1,847,672	2,002,144

	Year Ended December 31,
	2012	2011	2010 (1)
Revenues	$251,628	$177,222	$154,078
Depreciation and amortization	(82,534)	(58,538)	(53,951)
Other operating expenses	(76,567)	(53,417)	(48,723)
Income from operations	92,527	65,267	51,404
Interest income	1,365	1,420	1,112
Interest expense	(84,421)	(59,972)	(55,161)
Gain on sales of real estate assets	2,063	1,744	1,492
Income from discontinued operations	—	—	166
Net income (loss)	$11,534	$8,459	$(987)

(1) The results of operations of Plaza del Sol, which was sold in June 2010, have been reflected as discontinued operations.

2012 Financings
In December 2012, a subsidiary of CBL/T-C obtained a 10-year $190,000 non-recourse loan, secured by West County Center in Des Peres, MO, that bears a fixed interest rate of 3.4% and matures in December 2022. Net proceeds of $189,687 were used to retire the outstanding borrowings of $142,235 under the previous loan and the excess proceeds were distributed 50/50 to the Company and its partner.
In the third quarter of 2012, Gulf Coast closed on a three-year $7,000 loan with a bank, secured by the third phase expansion of Gulf Coast Town Center, a shopping center located in Ft. Myers, FL. Interest on the loan is at LIBOR plus a margin of 2.5%. The Company has guaranteed 100% of this loan. Proceeds from the loan were distributed to the Company in accordance with the terms of the joint venture agreement and the Company used these funds to reduce the balance on its credit facilities.
During the first quarter of 2012, YTC closed on a $38,000 10-year non-recourse loan, secured by York Town Center in York, PA, which bears interest at a fixed rate of 4.9% and matures in February 2022. Proceeds from the new loan, plus cash on hand, were used to retire an existing loan of $39,379 that was scheduled to mature in March 2012.
Also during the first quarter of 2012, Port Orange closed on the extension and modification of a construction loan secured by The Pavilion at Port Orange in Port Orange, FL, to extend the maturity date to March 2014, remove a 1% LIBOR floor and reduce the capacity from $98,883 to $64,950. Port Orange paid $3,332 to reduce the outstanding balance on the loan to the new capacity amount. There is a one-year extension option remaining on the loan, which is at the joint venture's election, for an outside maturity date of March 2015. Interest on the loan is at LIBOR plus a margin of 3.5%. The Company has guaranteed 100% of the construction loan.
All of the debt on the Properties owned by the unconsolidated affiliates listed above is non-recourse, except for West Melbourne, Port Orange, High Pointe Commons and Gulf Coast. See Note 14 for a description of guarantees the Company has issued related to certain unconsolidated affiliates.

Imperial Valley Mall L.P, Imperial Valley Peripheral L.P., Imperial Valley Commons L.P.

In December 2012, the Company acquired the remaining 40.0% interests in Imperial Valley Mall L.P. and Imperial Valley Peripheral L.P., which owns vacant land adjacent to Imperial Valley Mall in El Centro, CA, from its joint venture partner. The results of operations of Imperial Valley Mall L.P. and Imperial Valley Peripheral L.P. through the acquisition date are included in the table above using the equity method of accounting. From the date of acquisition, the results of operations of Imperial Valley Mall L.P. and Imperial Valley Peripheral L.P. are accounted for on a consolidated basis. The Company also acquired the joint venture partner's 40.0% interest in Imperial Valley Commons L.P., a VIE that owns land adjacent to Imperial Valley Mall. Imperial Valley Commons L.P. was consolidated as a VIE as of December 31, 2011 and continues to be accounted for on a consolidated basis as a wholly-owned entity as of December 31, 2012. See Note 3 for further information.

El Paso Outlet Outparcels, LLC

In April 2012, the Company acquired a 50.0% interest in a joint venture, El Paso Outlet Outparcels, LLC, simultaneously with the acquisition of a 75.0% interest in The Outlet Shoppes at El Paso (see Note 3). The Company's investment was $3,864. The remaining 50.0% interest is owned by affiliates of Horizon Group Properties. El Paso Outlet Outparcels, LLC owns land adjacent to The Outlet Shoppes at El Paso. The terms of the joint venture agreement provide that voting rights, capital contributions and distributions of cash flows will be on a pari passu basis in accordance with the ownership percentages.

CBL/T-C, LLC

In October 2011, the Company entered into a joint venture, CBL/T-C with TIAA-CREF. The Company contributed its interests in CoolSprings Galleria and West County Center, as well as a partial interest in Oak Park Mall, and TIAA-CREF contributed cash of $222,242. The contributed interests were encumbered by a total of $359,334 in mortgage loans. CBL/T-C used a portion of the contributed cash to acquire Pearland Town Center and the remaining interest in Oak Park Mall from the Company for an aggregate purchase price, including transaction costs, of $381,730, consisting of $207,410 in cash and the assumption of a mortgage loan of $174,320. The Company received $5,526 of cash from CBL/T-C for reimbursement of pre-formation expenditures. The Company used $204,210 of the proceeds, net of closing costs and expenses, received from these transactions to repay outstanding borrowings on its secured lines of credit.

The Company and TIAA-CREF each own a 50% interest with respect to the CoolSprings Galleria, Oak Park Mall and West County Center Properties. The terms of the joint venture agreement provide that, with respect to these Properties, voting rights, capital contributions and distributions of cash flows will be on a pari passu basis in accordance with ownership percentages. The Company and TIAA-CREF own 88% and 12% interests, respectively, in Pearland Town Center. The terms of the joint venture agreement provide that all major decisions, as defined, pertaining to Pearland Town Center require the approval of holders of 90% of the interests in Pearland Town Center and that capital contributions will be made on a pro rata basis in accordance with ownership percentages. The terms of the joint venture also provide that distributions of cash from Pearland Town Center will be made first to TIAA-CREF until it has received a preferred return equal to 8.0%, second to the Company until it has received a preferred return equal to 8.0% and then to the Company and TIAA-CREF pro rata according to ownership interests. Beginning on the second anniversary of CBL/T-C's formation, after TIAA-CREF receives its preferred return, TIAA-CREF will receive distributions until its aggregate unreturned contributions are reduced to $6,000, before any cash distributions are eligible to be made to the Company. Also beginning on the second anniversary of CBL/T-C's formation, after TIAA-CREF has received its preferred return and its unreturned contributions are reduced to $6,000, and after the Company receives its preferred return, all remaining cash distributions will be made to the Company until its aggregate unreturned contributions are reduced to $44,000. Once the Company's aggregate unreturned contributions are reduced to $44,000, all remaining distributions will be made to the Company and TIAA-CREF on a pro rata basis according to the ownership percentages.

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

The Company has accounted for the formation of CBL/T-C as the sale of a partial interest in the combined CoolSprings Galleria, Oak Park Mall and West County Center Properties and recognized a gain on sale of real estate of $54,327 in 2011, which included the impact of a reserve for future capital expenditures that the Company must fund related to parking decks at West County Center in the amount of $26,439. The Company recorded its investment in CBL/T-C under the equity method of accounting at $116,397, which represented its combined remaining 50% cost basis in the CoolSprings Galleria, Oak Park Mall and West County Center Properties.

The Company determined that CBL/T-C's interest in Pearland Town Center represents a variable interest in such specified assets of a VIE and have accounted for the Pearland Town Center Property separately from the combined CoolSprings Galleria, Oak Park Mall and West County Center Properties discussed above. The Company determined that, because it has the option to acquire TIAA-CREF's interest in Pearland Town Center in the future, it did not qualify as a partial sale and therefore, has accounted for the $18,264 contributed by TIAA-CREF attributable to Pearland Town Center as a financing. This amount is included in mortgage and other indebtedness in the accompanying consolidated balance sheets. Under the financing method, the Company continues to account for Pearland Town Center on a consolidated basis.

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

Mall Shopping Center Company

In June 2010, the Company’s 50.6% owned unconsolidated joint venture, Mall Shopping Center Company, sold Plaza del Sol in Del Rio, TX.  The joint venture recognized a gain of $1,244 from the sale, of which the Company’s share was $75, net of the excess of its basis over its underlying equity in the amount of $554.  The results of operations of Mall Shopping Center Company have been reclassified to discontinued operations in the table above for the year ended December 31, 2010.

CBL Macapa

In September 2008, the Company entered into a condominium partnership agreement with several individual investors to acquire a 60% interest in a new retail development in Macapa, Brazil.  In December 2009, the Company entered into an agreement to sell its 60% interest to one of the individual investors for a gross sales price of $1,263, less closing costs for a net sales price of $1,201.  The sale closed in March 2010.  Upon closing, the buyer paid $200 and gave the Company two notes receivable totaling $1,001, both with an interest rate of 10%, for the remaining balance of the purchase price.  There was no gain or loss on this sale.  On April 22, 2010, the buyer paid the first note of $300, due on April 23, 2010, plus applicable interest.  Upon maturity of the second note of $701, due on June 8, 2010, the buyer requested additional time for payment.  The Company and buyer agreed to revised terms regarding the second note of which the buyer pays monthly installments of $45 from July 2010 to June 2011, with a final balloon installment of $161 due in July 2011.  Interest on the revised note is payable at maturity. In late 2011, the Company agreed that if buyer repaid the outstanding principal balance of the note, then the accrued and unpaid interest would be forgiven. As of December 31, 2012, the buyer had paid $579 of the outstanding balance of $657. The Company had not recognized any of the accrued and unpaid interest as income due to the uncertainty that the amount would be collected.

Cost Method Investments
     The Company owns a 6.2% noncontrolling interest in subsidiaries of Jinsheng Group (“Jinsheng”), an established mall operating and real estate development company located in Nanjing, China. As of December 31, 2012, Jinsheng owns controlling interests in eight home furnishing shopping malls.
     The Company also holds a secured convertible promissory note secured by 16,565,534 Series 2 Ordinary Shares of Jinsheng. The secured note is non-interest bearing and was amended by the Company and Jinsheng in July 2012 to extend to January 22, 2013 the Company's right to convert the outstanding amount of the secured note into 16,565,534 Series A-2 Preferred Shares of Jinsheng (which equates to a 2.275% ownership interest). The amendment also provides that if Jinsheng should complete an initial public offering, the secured note will be converted into common shares of the public company immediately prior to the initial public offering. In October 2012, the Company exercised its right to demand payment of the secured note, which has a face amount of $4,875. Subsequent to December 31, 2012, the Company and Jinsheng amended the note to extend the maturity date. See Note 20 for additional information.
The Company accounts for its noncontrolling interest in Jinsheng using the cost method because the Company does not exercise significant influence over Jinsheng and there is no readily determinable market value of Jinsheng’s shares since they are not publicly traded. The Company initially recorded the secured note at its estimated fair value of $4,513, which reflects a discount of $362 due to the fact that it is non-interest bearing.  The discount was amortized to interest income over the term of the secured note using the effective interest method through March 2009, at which time the Company recorded an other-than-temporary impairment charge to reduce the secured note to its estimated fair value of $2,475 due to a decline in expected cash flows. The decrease resulted from declining occupancy rates and sales due to the then downturn of the real estate market in China.  See Note 15 for information regarding the fair value of the secured note at December 31, 2012.  The noncontrolling interest and the secured note are reflected as investment in unconsolidated affiliates in the accompanying consolidated balance sheets.

NOTE 6. MORTGAGE AND OTHER INDEBTEDNESS

Mortgage and other indebtedness consisted of the following:

	December 31, 2012		December 31, 2011
	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$3,776,245	5.43%	$3,637,979	5.55%
Recourse term loans on operating properties	—	—%	77,112	5.89%
Financing method obligation (3)	18,264		18,264
Total fixed-rate debt	3,794,509	5.43%	3,733,355	5.54%
Variable-rate debt:
Non-recourse term loans on operating properties	123,875	3.36%	168,750	3.03%
Recourse term loans on operating properties	97,682	1.78%	124,439	2.29%
Construction loans	15,366	2.96%	25,921	3.25%
Unsecured lines of credit (4)	475,626	2.07%	—	—%
Secured lines of credit	10,625	2.46%	27,300	3.03%
Unsecured term loans	228,000	1.82%	409,590	1.67%
Total variable-rate debt	951,174	2.20%	756,000	2.18%
Total	$4,745,683	4.79%	$4,489,355	4.99%

(1)	Weighted-average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.

(2)
The Company had four interest rate swaps on notional amounts totaling $113,885 as of December 31, 2012 and $117,700 as of December 31, 2011 related to its variable-rate loans on operating Properties to effectively fix the interest rates on the respective loans.  Therefore, these amounts are reflected in fixed-rate debt at December 31, 2012 and 2011.

(3)
This amount represents the noncontrolling partner's equity contribution related to Pearland Town Center that is accounted for as a financing due to certain terms of the CBL/T-C joint venture agreement. See Note 5 for further information.

(4)	The Company converted two of its credit facilities from secured facilities to unsecured facilities in November 2012.

Non-recourse and recourse term loans include loans that are secured by Properties owned by the Company that have a net carrying value of $4,653,227 at December 31, 2012.

Unsecured Lines of Credit

In November 2012, the Company closed on the modification and extension of its $525,000 and $520,000 secured credit facilities. Under the terms of the agreements, of which Wells Fargo Bank NA serves as the administrative agent for the lender groups, the two secured credit facilities were converted to two unsecured credit facilities ("Facility A" and "Facility B") with an increase in capacity on each to $600,000 for a total capacity of $1,200,000. The Company paid aggregate fees of approximately $4,259 in connection with the extension and modification of the facilities. Facility A matures in November 2015 and has a one-year extension option for an outside maturity date of November 2016. Facility B matures in November 2016 and has a one-year extension option for an outside maturity date of November 2017. The extension options on both facilities are at the Company's election, subject to continued compliance with the terms of the facilities, and have a one-time extension fee of 0.20% of the commitment amount of each credit facility. Both unsecured facilities bear interest at an annual rate equal to one-month, three-month, or six-month LIBOR plus a range of 155 to 210 basis points based on the Company's leverage ratio. The Company also pays annual unused facility fees, on a quarterly basis, at rates of either 0.25% or 0.35% based on any unused commitment of each facility. In the event the Company obtains an investment grade rating by either Standard & Poor's or Moody's, the Company may make a one-time irrevocable election to use its credit rating to determine the interest rate on each facility. If the Company were to make such an election, the interest rate on each facility would bear interest at an annual rate equal to one-month, three-month, or six-month LIBOR plus a spread of 100 to 175 basis points. Once the Company elects to use its credit rating to determine the interest rate on each facility, it will begin to pay an annual facility fee that ranges from 0.15% to 0.35% of the total capacity of each facility rather than the annual unused commitment fees as described above. The Company uses its lines of credit for mortgage retirement, working capital, construction and acquisition purposes, as well as issuances of letters of credit. The two unsecured lines of credit had a weighted average interest rate of 2.07% at December 31, 2012. The following summarizes certain information about the unsecured lines of credit as of December 31, 2012:

	Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date
Facility A	600,000	300,297	(1)	November 2015	November 2016
Facility B	600,000	175,329		November 2016	November 2017
	$1,200,000	$475,626

(1)	There was an additional $601 outstanding on this facility as of December 31, 2012 for letters of credit. Up to $50,000 of the capacity on this facility can be used for letters of credit.

Secured Line of Credit

In June 2012, the Company closed on the extension and modification of its $105,000 secured credit facility. The facility's maturity date was extended to June 2015 and has a one-year extension option, which is at the Company's election and subject to continued compliance with the terms of the facility, for an outside maturity date of June 2016. The facility bears interest at an annual rate equal to one-month LIBOR plus a margin of 175 to 275 basis points based on the Company's leverage ratio. The line is secured by mortgages on certain of the Company’s operating Properties and is used for mortgage retirement, working capital, construction and acquisition purposes. The secured line of credit had a weighted average interest rate of 2.46% at December 31, 2012. The Company also pays a non-usage fee based on the amount of unused availability under its secured line of credit at 0.15% of unused availability. The $105,000 secured credit facility had $10,625 outstanding at December 31, 2012.

The secured line of credit is collateralized by six of the Company’s Properties, or certain parcels thereof, which had an aggregate net carrying value of $130,786 at December 31, 2012.

See Note 20 for subsequent event related to the secured line of credit.

Unsecured Term Loans

The Company has an unsecured term loan of $228,000 that bears interest at LIBOR plus a margin of 1.50% to 1.80% based on the Company’s leverage ratio, as defined in the loan agreement.  At December 31, 2012, the outstanding borrowings of $228,000 under the unsecured term loan had a weighted average interest rate of 1.82%.  In 2012, the Company exercised its one-year extension option to extend the maturity date from April 2012 to April 2013. The Company intends to retire this loan at the maturity date.

The Company had an unsecured term loan that bore interest at LIBOR plus a margin ranging from 0.95% to 1.40%, based on the Company's leverage ratio. The loan was obtained in February 2008 for the exclusive purpose of acquiring certain Properties from the Starmount Company or its affiliates. The Company retired the $127,209 unsecured term loan at its maturity in November 2012 with borrowings from its credit facilities.

Letters of Credit

At December 31, 2012, the Company had additional secured and unsecured lines of credit with a total commitment of $14,000 that can only be used for issuing letters of credit. The letters of credit outstanding under these lines of credit totaled $1,475 at December 31, 2012.

 Fixed-Rate Debt

As of December 31, 2012, fixed-rate loans on operating Properties bear interest at stated rates ranging from 4.54% to 8.50%. Outstanding borrowings under fixed-rate loans include net unamortized debt premiums of $12,830 that were recorded when the Company assumed debt to acquire real estate assets that was at a net above-market interest rate compared to similar debt instruments at the date of acquisition. Fixed-rate loans generally provide for monthly payments of principal and/or interest and mature at various dates through July 2022, with a weighted average maturity of 4.90 years.

2012 Activity
In the fourth quarter of 2012, the Company retired a non-recourse loan with a principal balance of $106,895, secured by Monroeville Mall in Monroeville, PA, with borrowings from the Company's credit facilities. The loan was scheduled to mature in January 2013.
During the third quarter of 2012, the Company retired a $44,480 loan, which was secured by a regional mall, with borrowings from the Company's credit facilities. The loan was scheduled to mature in 2012. The Company recorded a gain on extinguishment of debt of $178 related to the early retirement of this debt.
During the second quarter of 2012, the Company closed on five 10-year non-recourse CMBS loans totaling $342,190. The loans bear interest at fixed rates ranging from 4.750% to 5.099% with a total weighted average interest rate of 4.946%. These loans are secured by WestGate Mall in Spartanburg, SC; Southpark Mall in Colonial Heights, VA; Jefferson Mall in Louisville, KY; Fashion Square Mall in Saginaw, MI and Arbor Place in Douglasville, GA. Proceeds were used to pay down the Company's credit facilities and to retire an existing loan with a balance of $30,763 secured by Southpark Mall.
Additionally, during the second quarter of 2012, the Company closed on a $22,000 10-year non-recourse loan with an insurance company at a fixed interest rate of 5.00% secured by CBL Centers I and II in Chattanooga, TN. The new loan was used to pay down the Company's credit facilities, which had been used in April 2012 and February 2012 to retire the balances on the maturing loans on CBL Centers II and I which had principal outstanding balances of $9,078 and $12,818, respectively.
During the first quarter of 2012, the Company closed on a $73,000 10-year non-recourse CMBS loan secured by Northwoods Mall in Charleston, SC, which bears a fixed interest rate of 5.075%. Proceeds were used to reduce outstanding balances on the Company's credit facilities.
Also during the first quarter of 2012, the Company retired 14 operating property loans with an aggregate principal balance of $381,568 that were secured by Arbor Place, The Landing at Arbor Place, Fashion Square, Hickory Hollow Mall, The Courtyard at Hickory Hollow, Jefferson Mall, Massard Crossing, Northwoods Mall, Old Hickory Mall, Pemberton Plaza, Randolph Mall, Regency Mall, WestGate Mall and Willowbrook Plaza with borrowings from its secured credit facilities. See Note 4 related to the sale of Massard Crossing, Hickory Hollow Mall and Willowbrook Plaza in 2012.
In the first quarter of 2012, the lender of the non-recourse mortgage loan secured by Columbia Place in Columbia, SC notified the Company that the loan had been placed in default. Columbia Place generates insufficient income levels to cover the debt service on the mortgage, which had a balance of $27,265 at December 31, 2012, and a contractual maturity date of September 2013. The lender on the loan receives the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments.
See Note 20 for operating property loan retired subsequent to December 31, 2012.

2011 Activity

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

During the third quarter of 2011, the Company closed on two ten-year, non-recourse mortgage loans totaling $128,800, including a $50,800 loan secured by Alamance Crossing in Burlington, NC and a $78,000 loan secured by Asheville Mall in Asheville, NC. The loans bear interest at fixed rates of 5.83% and 5.80%, respectively. Proceeds were used to repay existing loans with principal balances of $51,847 and $61,346, respectively, and to pay down the Company's secured credit facilities.

During the second quarter of 2011, the Company closed on two separate ten-year, non-recourse mortgage loans totaling $277,000, including a $185,000 loan secured by Fayette Mall in Lexington, KY and a $92,000 loan secured by Mid Rivers Mall in St. Charles, MO. The loans bear interest at fixed rates of 5.42% and 5.88%, respectively. Proceeds were used to repay existing loans with principal balances of $84,733 and $74,748, respectively, and to pay down the Company’s secured credit facilities. In addition, the Company retired a loan with a principal balance of $36,317 that was secured by Panama City Mall in Panama City, FL with borrowings from its secured credit facilities.

During the first quarter of 2011, the Company closed on five separate non-recourse mortgage loans totaling $268,905. These loans have ten-year terms and include a $95,000 loan secured by Parkdale Mall and Parkdale Crossing in Beaumont, TX; a $99,400 loan secured by Park Plaza in Little Rock, AR; a $44,100 loan secured by EastGate Mall in Cincinnati, OH; a $19,800 loan secured by Wausau Center in Wausau, WI; and a $10,605 loan secured by Hamilton Crossing in Chattanooga, TN. The loans bear interest at a weighted average fixed rate of 5.64% and are not cross-collateralized. Proceeds were used to pay down the Company's secured credit facilities.

Variable-Rate Debt

Recourse term loans for the Company’s operating Properties bear interest at variable interest rates indexed to the LIBOR rate. At December 31, 2012, interest rates on such recourse loans varied from 1.21% to 3.36%. These loans mature at various dates from February 2013 to December 2016, with a weighted average maturity of 2.87 years, and several have extension options of up to one year.

2012 Activity
During the third quarter of 2012, the Company retired a $77,500 loan, secured by RiverGate Mall in Nashville, TN, with borrowings from the Company's secured credit facilities. The loan was scheduled to mature in September 2012.
During the second quarter of 2012, the Company entered into a 75%/25% joint venture, Atlanta Outlet Shoppes, LLC, with a third party to develop, own and operate The Outlet Shoppes at Atlanta, an outlet center development located in Woodstock, GA. In August 2012, the joint venture closed on a construction loan with a maximum capacity of $69,823 that bears interest at LIBOR plus a margin of 275 basis points. The loan matures in August 2015 and has two one-year extensions available, which are at our option. The Company has guaranteed 100% of this loan.

Also during the second quarter of 2012, the Company closed on the extension and modification of a recourse loan secured by Statesboro Crossing in Statesboro, GA to extend the maturity date to February 2013 and reduce the amount available under the loan from $20,911 to equal the outstanding balance of $13,568. The interest rate remained at one-month LIBOR plus a spread of 1.00%. This loan was retired subsequent to December 31, 2012. See Note 20 for further information.

2011 Activity
During the fourth quarter of 2011, the borrowing amount on a non-recourse loan secured by St. Clair Square in Fairview Heights, IL was increased from $69,375 to $125,000 and extended for a five-year period from December 2011 to December 2016, with a reduction in the interest rate to LIBOR plus 300 basis points. Additionally, the Company closed a $58,000 recourse mortgage loan secured by The Promenade in D'lberville, MS with a three-year initial term and two two-year extensions. The loan bears interest of 75% of LIBOR plus 175 basis points. The Company also closed on the extension of a $3,300 loan secured by Phase II of Hammock Landing in West Melbourne, FL. The loan's maturity date was extended to November 2013 at its existing interest rate of LIBOR plus a margin of 2.00%.

During the first quarter of 2011, the Company closed on four separate loans totaling $120,165. These loans have five-year terms and include a $36,365 loan secured by Stroud Mall in Stroud, PA; a $58,100 loan secured by York Galleria in York, PA; a $12,100 loan secured by Gunbarrel Pointe in Chattanooga, TN; and a $13,600 loan secured by CoolSprings Crossing in Nashville, TN. These four loans have partial-recourse features totaling $7,540 at December 31, 2011, which decreases as the aggregate principal amount outstanding on the loans is amortized. The loans bear interest at LIBOR plus a margin of 2.40% and are not cross-collateralized. Proceeds were used to pay down the Company's secured credit facilities. The Company has interest rate swaps in place for the full term of each five-year loan to effectively fix the interest rates. As a result, these loans bear interest at a weighted average fixed rate of 4.57%. See Interest Rate Hedge Instruments below for additional information.

Construction Loan
In the third quarter of 2012, the Company retired a $2,023 land loan, secured by The Forum at Grandview in Madison, MS, with borrowings from the Company's secured credit facilities. The loan was scheduled to mature in September 2012.

Covenants and Restrictions

The agreements to the unsecured and secured lines of credit contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, minimum unencumbered asset and interest ratios, maximum secured indebtedness ratios and limitations on cash flow distributions.  The Company believes that it was in compliance with all covenants and restrictions at December 31, 2012.

The following presents the Company's compliance with key unsecured debt covenant compliance ratios as of December 31, 2012:

Ratio	Required	Actual
Debt to total asset value	< 60%	52.6%
Ratio of unencumbered asset value to unsecured indebtedness	> 1.60x	3.13x
Ratio of unencumbered NOI to unsecured interest expense	> 1.75x	11.41x
Ratio of EBITDA to fixed charges (debt service)	> 1.50x	2.00x

The agreements to the two $600,000 unsecured credit facilities described above, each with the same lead lender, contain default provisions customary for transactions of this nature (with applicable customary grace periods). Additionally, any default in the payment of any recourse indebtedness greater than or equal to $50,000 or any non-recourse indebtedness greater than $150,000 (for the Company's ownership share) of the Company, the Operating Partnership or any Subsidiary, as defined, will constitute an event of default under the agreements to the credit facilities. The credit facilities also restrict the Company's ability to enter into any transaction that could result in certain changes in its ownership or structure as described under the heading “Change of Control/Change in Management” in the agreements to the credit facilities. The obligations of the Company under the agreement also will be unconditionally guaranteed, jointly and severally, by any subsidiary of the Company to the extent such subsidiary becomes a material subsidiary and is not otherwise an excluded subsidiary, as defined in the agreement.

The agreement to the $228,000 unsecured term loan described above, with the same lead lender as the unsecured credit facilities, contains default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods) in the event (i) there is a default in the payment of any indebtedness owed by the Company to any institution which is a part of the lender group for the unsecured term loan, or (ii) there is any other type of default with respect to any indebtedness owed by the Company to any institution which is a part of the lender group for the unsecured term loan and such lender accelerates the payment of the indebtedness owed to it as a result of such default.  The unsecured term loan agreement provides that, upon the occurrence and continuation of an event of default, payment of all amounts outstanding under the unsecured term loan and those facilities with which the agreement references cross-default provisions may be accelerated and the lenders' commitments may be terminated.  Additionally, any default in the payment of any recourse indebtedness greater than 1% of gross asset value or default in the payment of any non-recourse indebtedness greater than 3% of gross asset value of the Company, the Operating Partnership and Significant Subsidiaries, as defined, regardless of whether the lending institution is a part of the lender group for the unsecured term loan, will constitute an event of default under the agreement to the unsecured term loan.

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

Scheduled Principal Payments

As of December 31, 2012, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, including construction loans and lines of credit, are as follows:

2013	$503,171
2014	714,874
2015	559,012
2016	779,514
2017	552,682
Thereafter	1,623,600
4,732,853
Net unamortized premiums	12,830
$4,745,683

Of the $503,171 of scheduled principal payments in 2013, $202,812 relates to the maturing principal balances of six operating Property loans, $228,000 relates to one unsecured term loan and $72,359 represents scheduled principal amortization. Two maturing operating Property loans with principal balances totaling $26,200 outstanding as of December 31, 2012 have extensions available at the Company’s option, leaving approximately $404,612 of loan maturities in 2013 that the Company intends to retire or refinance.  Subsequent to December 31, 2012, the Company retired two operating Property loans with an aggregate balance of $77,121 as of December 31, 2012.

The Company has extension options available, at its election and subject to continued compliance with the terms of the facilities, related to the maturities of its unsecured and secured credit facilities. The credit facilities may be used to retire loans maturing in 2013 as well as to provide additional flexibility for liquidity purposes.

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
In the first quarter of 2012, the Company entered into a $125,000 interest rate cap agreement (amortizing to $122,375) to hedge the risk of changes in cash flows on the borrowings of one of its properties equal to the cap notional. The interest rate cap protects the Company from increases in the hedged cash flows attributable to overall changes in 3-month LIBOR above the strike rate of the cap on the debt. The strike rate associated with the interest rate cap is 5.0%. The cap matures in January 2014.
As of December 31, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Cap	1	$123,875
Interest Rate Swaps	4	$113,885

The following tables provide further information relating to the Company’s interest rate derivatives that were designated as cash flow hedges of interest rate risk as of December 31, 2012 and 2011:

Instrument Type	Location in Consolidated Balance Sheet	Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 12/31/12	Fair Value at 12/31/11	Maturity Date
Cap	Intangible lease assets and other assets	$ 123,875 (amortizing to $122,375)	3-month LIBOR	5.000%	$—	$—	Jan 2014

Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 55,057 (amortizing to $48,337)	1-month LIBOR	2.149%	$(2,775)	$(2,674)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 34,469 (amortizing to $30,276)	1-month LIBOR	2.187%	(1,776)	(1,725)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 12,887 (amortizing to $11,313)	1-month LIBOR	2.142%	(647)	(622)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 11,472 (amortizing to $10,083)	1-month LIBOR	2.236%	(607)	(596)	Apr 2016
					$(5,805)	$(5,617)

Hedging Instrument	Gain (Loss) Recognized in OCI/L (Effective Portion)			Location of Losses Reclassified from AOCI/L into Earnings (Effective Portion)	Loss Recognized in Earnings (Effective Portion)			Location of Gain (Loss) Recognized in Earnings (Ineffective Portion)	Gain Recognized in Earnings (Ineffective Portion)
	2012	2011	2010		2012	2011	2010		2012	2011	2010
Interest rate contracts	$(207)	$(5,521)	$2,742	Interest Expense	$(2,267)	$(1,904)	$(2,883)	Interest Expense	$—	$—	$23

As of December 31, 2012, the Company expects to reclassify approximately $2,219 of losses currently reported in accumulated other comprehensive income to interest expense within the next twelve months due to the amortization of its outstanding interest rate contracts.  Fluctuations in fair values of these derivatives between December 31, 2012 and the respective dates of termination will vary the projected reclassification amount.
See Notes 2 and 15 for additional information regarding the Company’s interest rate hedging instruments.

NOTE 7. SHAREHOLDERS’ EQUITY

Common Stock

The Company's authorized common stock consists of 350,000,000 shares at $0.01 par value per share. The Company had 161,309,652 and 148,364,037 share of common stock issued and outstanding as of December 31, 2012 and 2011, respectively.

Preferred Stock
The Company's authorized preferred stock consists of 15,000,000 shares at $0.01 par value per share. A description of the Company's cumulative redeemable preferred stock is listed below.
In October 2012, the Company completed an underwritten public offering of 6,900,000 depositary shares, each representing 1/10th of a share of its newly designated Series E Preferred Stock at $25.00 per depositary share. The Company received net proceeds from the offering of approximately $166,636 after deducting the underwriting discount and offering expenses. A portion of the net proceeds from this offering were used to redeem all the Company's outstanding Series C Shares with an aggregate liquidation preference of $115,000 and $891 related to accrued and unpaid dividends for an aggregate redemption amount of $115,891. The remaining net proceeds of $50,745 were used to reduce outstanding balances on the Company's credit facilities. The Company will pay cumulative dividends on the Series E Preferred Stock from the date of original issuance in the amount of $1.65625 per depositary share each year, which is equivalent to 6.625% of the $25.00 liquidation preference per depositary share. The Company may not redeem the Series E Preferred Stock before October 12, 2017, except in limited circumstances to preserve the Company's REIT status or in connection with a change of control. On or after October 12, 2017, the Company may, at its option, redeem the Series E Preferred Stock in whole at any time or in part from time to time by paying $25.00 per depositary share, plus any accrued and unpaid dividends up to, but not including, the date of redemption. The Series E Preferred Stock generally has no stated maturity and will not be subject to any sinking fund or mandatory redemption. The Series E Preferred Stock is not convertible into any of the Company's securities, except under certain circumstances in connection with a change of control. Owners of the depositary shares representing Series E Preferred Stock generally have no voting rights except under dividend default.
The Company had 18,150,000 depositary shares, each representing 1/10th of a share of the Company's 7.375% Series D Preferred Stock with a par value of $0.01 per share, outstanding as of December 31, 2012 and 2011. The Series D Preferred Stock has a liquidation preference of $250.00 per share ($25.00 per depositary share). The dividends on the Series D Preferred Stock are cumulative, accrue from the date of issuance and are payable quarterly in arrears at a rate of $18.4375 per share ($1.84375 per depositary share) per annum. The Series D Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and is not convertible into any other securities of the Company. The Company may redeem shares, in whole or in part, at any time for a cash redemption price of $250.00 per share ($25.00 per depositary share) plus accrued and unpaid dividends.
On November 5, 2012, the Company redeemed all 460,000 Series C Shares and all outstanding depositary shares, each representing 1/10th of a Series C Share for $115,891. The Company recorded a charge to preferred dividends of $3,773 upon redemption to write off direct issuance costs related to the Series C Shares and underlying depositary shares.

Dividends

The Company paid first, second and third quarter 2012 cash dividends on its common stock of $0.22 per share on April 17th, July 17th and October 16th 2012, respectively.  On November 28, 2012, the Company's Board of Directors declared a fourth quarter cash dividend of $0.22 per share that was paid on January 16, 2013, to shareholders of record as of December 28, 2012. The dividend declared in the fourth quarter of 2012, totaling $35,485, is included in accounts payable and accrued liabilities at December 31, 2012.  The total dividend included in accounts payable and accrued liabilities at December 31, 2011 was $31,156.

The allocations of dividends declared and paid for income tax purposes are as follows:

	Year Ended December 31,
	2012		2011	2010
Dividends declared:
Common stock	$0.83	(1)	$0.84	$0.80
Series C preferred stock	$14.53	(2)	$19.38	$19.38
Series D preferred stock	$18.44		$18.44	$18.44
Series E preferred stock	$3.91	(3)	$—	$—

Allocations:
Common stock
Ordinary income	100.00%		100.00%	100.00%
Capital gains 25% rate	—%		—%	—%
Return of capital	—%		—%	—%
Total	100.00%		100.00%	100.00%

Preferred stock (4)
Ordinary income	100.00%		100.00%	100.00%
Capital gains 25% rate	—%		—%	—%
Total	100.00%		100.00%	100.00%

(1)	Of the $0.22 per share dividend declared on November 18, 2012 and paid January 16, 2013, $0.17 per share is taxable in 2012 and $0.05 per share will be reported and is taxable in 2013.

(2)	Represents the three regular quarterly dividends paid in 2012, prior to the redemption on November 5, 2012.

(3)	Represents dividends for the partial quarter covering October 5, 2012 through December 31, 2012.

(4)	The allocations for income tax purposes are the same for each series of preferred stock for each period presented.

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

Series S Special Common Units

Redeemable noncontrolling interest includes a noncontrolling partnership interest in the Operating Partnership for which the partnership agreement includes redemption provisions that may require the Company to redeem the partnership interest for real property.  In July 2004, the Company issued 1,560,940 Series S special common units (“S-SCUs”), all of which are outstanding as of December 31, 2012, in connection with the acquisition of Monroeville Mall. Under the terms of the Operating Partnership’s limited partnership agreement, the holder of the S-SCUs has the right to exchange all or a portion of its partnership interest for shares of the Company’s common stock or, at the Company’s election, their cash equivalent. The holder has the additional right to, at any time after the seventh anniversary of the issuance of the S-SCUs, require the Operating Partnership to acquire a qualifying property and distribute it to the holder in exchange for the S-SCUs. Generally, the acquisition price of the qualifying property cannot be more than the lesser of the consideration that would be received in a normal exchange, as discussed above, or $20,000, subject to certain limited exceptions.  Should the consideration that would be received in a normal exchange exceed the maximum property acquisition price as described in the preceding sentence, the excess portion of its partnership interest could be exchanged for shares of the Company’s stock or, at the Company’s election, their cash equivalent.  The S-SCUs received a minimum distribution of $2.53825 per unit per year for the first five years, and receive a minimum distribution of $2.92875 per unit per year thereafter.

Series L Special Common Units

In June 2005, the Company issued 571,700 L-SCUs, all of which are outstanding as of December 31, 2012, in connection with the acquisition of Laurel Park Place. The L-SCUs receive a minimum distribution of $0.7572 per unit per quarter ($3.0288 per unit per year). Upon the earlier to occur of June 1, 2020, or when the distribution on the common units exceeds $0.7572 per unit for four consecutive calendar quarters, the L-SCUs will thereafter receive a distribution equal to the amount paid on the common units. In December 2012, the Company issued 622,278 common units valued at $14,000 to acquire the remaining 30% noncontrolling interest in Laurel Park Place. The $14,000 value of the noncontrolling interest was recorded as a deferred purchase liability in Accounts Payable and Accrued Liabilities on the consolidated balance sheet upon the original acquisition of Laurel Park Place in 2005.

Series K Special Common Units

In November 2005, the Company issued 1,144,924 K-SCUs, all of which are outstanding as of December 31, 2012, in connection with the acquisition of Oak Park Mall, Eastland Mall and Hickory Point Mall. The K-SCUs received a dividend at a rate of 6.0%, or $2.85 per K-SCU, for the first year following the close of the transaction and receive a dividend at a rate of 6.25%, or $2.96875 per K-SCU, thereafter. When the quarterly distribution on the Operating Partnership’s common units exceeds the quarterly K-SCU distribution for four consecutive quarters, the K-SCUs will receive distributions at the rate equal to that paid on the Operating Partnership’s common units. At any time following the first anniversary of the closing date, the holders of the K-SCUs may exchange them, on a one-for-one basis, for shares of the Company’s common stock or, at the Company’s election, their cash equivalent.

Series J Special Common Units

During 2011, a holder of 125,100 J-SCU's exercised its conversion rights. The Company was requested to exchange common stock for these units, and elected to do so. Additionally during 2011, the Company converted 15,435,754 J-SCUs, which represented all of the outstanding J-SCUs, to common units pursuant to its rights to do so. Prior to the conversion the J-SCUs received a minimum distribution equal to $0.3628125 per unit per quarter ($1.45125 per unit per year), subject to certain adjustments if the distribution on the common units was equal to or less than $0.21875 for four consecutive quarters. After March 31, 2011, the common units issued in the conversion receive a distribution equal to that paid on all other common units.

Common Units of Limited Partnership Interest in the Operating Partnership

During 2012, holders of 12,690,628 common units of limited partnership interest in the Operating Partnership exercised their conversion rights. The Company elected to pay cash of $3,965 for 224,628 common units and to issue 12,466,000 shares of common stock in exchange for the remaining common units.

During the fourth quarter of 2011, holders of 401,324 common units of limited partnership interest in the Operating Partnership exercised their conversion rights. The Company elected to pay cash of $5,869 for these units in the first quarter of 2012.

During 2010, holders of 9,807,013 J-SCUs exercised their conversion rights.  The Company was requested to exchange common stock for these units, and elected to do so.

Outstanding rights to convert redeemable noncontrolling interests and noncontrolling interests in the Operating Partnership to common stock were held by the following parties at December 31, 2012 and 2011:

	December 31,
	2012	2011
Jacobs	—	13,044,407
CBL’s Predecessor	18,172,690	18,604,156
Third parties	11,372,897	10,368,016
Total Operating Partnership Units	29,545,587	42,016,579

The assets and liabilities allocated to the Operating Partnership’s redeemable noncontrolling interest and noncontrolling interests are based on their ownership percentages of the Operating Partnership at December 31, 2012 and 2011.  The ownership percentages are determined by dividing the number of Operating Partnership Units held by each of the redeemable noncontrolling interest and the noncontrolling interests at December 31, 2012 and 2011 by the total Operating Partnership Units outstanding at December 31, 2012 and 2011, respectively.  The redeemable noncontrolling interest ownership percentage in assets and liabilities of the Operating Partnership was 0.8% at December 31, 2012 and 2011.  The noncontrolling interest ownership percentage in assets and liabilities of the Operating Partnership was 14.7% and 21.3% at December 31, 2012 and 2011, respectively.

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

A change in the number of shares of common stock or Operating Partnership Units changes the percentage ownership of all partners of the Operating Partnership.  An Operating Partnership Unit is considered to be equivalent to a share of common stock since it generally is exchangeable for shares of the Company’s common stock or, at the Company’s election, their cash equivalent. As a result, an allocation is made between redeemable noncontrolling interest, shareholders’ equity and noncontrolling interests in the Operating Partnership in the accompanying balance sheet to reflect the change in ownership of the Operating Partnership’s underlying equity when there is a change in the number of shares and/or Operating Partnership Units outstanding.  During 2012, 2011 and 2010, the Company allocated $3,197, $3,005 and $3,139, respectively, from shareholders’ equity to redeemable noncontrolling interest. During 2012, 2011 and 2010, the Company allocated $163, $2,200 and $12,433, respectively, from shareholders' equity to noncontrolling interest.

The total redeemable noncontrolling interest in the Operating Partnership was $33,835 and $26,036 at December 31, 2012 and 2011, respectively.  The total noncontrolling interest in the Operating Partnership was $128,907 and $202,833 at December 31, 2012 and 2011, respectively.

On November 28, 2012, the Operating Partnership declared distributions of $1,143 and $7,062 to the Operating Partnership’s redeemable noncontrolling limited partners and noncontrolling limited partners, respectively. The distributions were paid on January 16, 2012. This distribution represented a distribution of $0.22 per unit for each common unit and $0.7322 to $0.7572 per unit for certain special common units in the Operating Partnership. The total distribution is included in accounts payable and accrued liabilities at December 31, 2012.

On November 30, 2011, the Operating Partnership declared distributions of $1,143 and $9,418 to the Operating Partnership’s redeemable noncontrolling limited partners and noncontrolling limited partners, respectively. The distributions were paid on January 16, 2013. This distribution represented a distribution of $0.22 per unit for each common unit and $0.7322 to $0.7572 per unit for certain special common units in the Operating Partnership. The total distribution is included in accounts payable and accrued liabilities at December 31, 2011.

Redeemable Noncontrolling Interests and Noncontrolling Interests in Other Consolidated Subsidiaries

Redeemable noncontrolling interests includes the aggregate noncontrolling ownership interest in five of the Company’s other consolidated subsidiaries that is held by third parties and for which the related partnership agreements contain redemption provisions at the holder’s election that allow for redemption through cash and/or properties.  The total redeemable noncontrolling interests in other consolidated subsidiaries was $430,247 and $430,069 at December 31, 2012 and 2011, respectively.

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

	Year Ended December 31,
	2012	2011
Beginning Balance	$423,834	$423,834
Net income attributable to redeemable noncontrolling preferred joint venture interest	20,686	20,637
Distributions to redeemable noncontrolling preferred joint venture interest	(20,686)	(20,637)
Ending Balance	$423,834	$423,834

See Note 14 for additional information regarding the PJV units.

The Company had 26 and 18 other consolidated subsidiaries at December 31, 2012 and 2011, respectively, that had noncontrolling interests held by third parties and for which the related partnership agreements either do not include redemption provisions or are subject to redemption provisions that do not require classification outside of permanent equity. The total noncontrolling interests in other consolidated subsidiaries was $63,497 and $4,280 at December 31, 2012 and 2011, respectively.

The assets and liabilities allocated to the redeemable noncontrolling interests and noncontrolling interests in other consolidated subsidiaries are based on the third parties’ ownership percentages in each subsidiary at December 31, 2012 and 2011. Income is allocated to the redeemable noncontrolling interests and noncontrolling interests in other consolidated subsidiaries based on the third parties’ weighted average ownership in each subsidiary during the year.

Variable Interest Entities

Kirkwood Mall Mezz, LLC

On December 27, 2012, the Company entered into a joint venture, Kirkwood Mall Mezz, LLC, to acquire a 49% ownership interest in Kirkwood Mall located in Bismarck, ND. The Company executed an agreement to acquire the remaining 51% interest within 90 days subject to lender approval to assume $40,368 of non-recourse debt. See Note 3 for additional information. The Company determined that its investment in this joint venture represents a variable interest in a VIE and that the Company is the primary beneficiary since under the terms of the agreement the Company's equity investment is at risk while the third party has a fixed price for which it will sell its remaining 51% equity interest to the Company. As a result, the joint venture is presented in the accompanying consolidated financial statements as of December 31, 2012 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest. At December 31, 2012, this joint venture had total assets of $102,936 and a mortgage note payable of $40,368.

Gettysburg Outlet Holding, LLC
In the second quarter of 2012, the Company entered into a joint venture, Gettysburg Outlet Center Holding LLC, with a third party to develop, own, and operate The Outlet Shoppes at Gettysburg. The Company holds a 50% ownership interest in this joint venture. The Company determined that its investment in this joint venture represents a variable interest in a VIE and that the Company is the primary beneficiary since it has the power to direct activities of the joint venture that most significantly impact the joint venture's economic performance. As a result, the joint venture is presented in the accompanying consolidated financial statements as of December 31, 2012 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest. At December 31, 2012, this joint venture had total assets of $45,047 and a mortgage note payable of $40,170.
El Paso Outlet Center Holding, LLC
In the second quarter of 2012, the Company entered into a joint venture, El Paso Outlet Center Holding, LLC, with a third party to develop, own, and operate The Outlet Shoppes at El Paso. The Company holds a 75% ownership interest in the joint venture. The Company determined that its investment in this joint venture represents a variable interest in a VIE and that the Company is the primary beneficiary since it has the power to direct activities of the joint venture that most significantly impact the joint venture's economic performance. As a result, the joint venture is presented in the accompanying consolidated financial statements as of December 31, 2012 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest. At December 31, 2012, this joint venture had total assets of $121,499 and a mortgage note payable of $66,367.

 Imperial Valley Commons, L.P.

In December 2012, the Company completed its acquisition of the 40% noncontrolling interest in Imperial Valley Commons, L.P. The Company previously had a 60% ownership interest in the joint venture with a third party for the potential development of Imperial Valley Commons, a community retail shopping center in El Centro, CA.  The Company determined that its investment represented a variable interest in a VIE and that the Company was the primary beneficiary since it had the ability to direct the activities of the joint venture that most significantly impacted the joint venture’s economic performance.  As a result, the joint venture was presented in the accompanying consolidated financial statements as of December 31, 2011 on a consolidated basis, with any interests of the third party reflected as noncontrolling interest.  At December 31, 2011, this joint venture had total assets of $26,680 and was not encumbered. Following the Company's acquisition of the noncontrolling interest in December 2012, this subsidiary is now wholly-owned, and is no longer a VIE

PPG Venture I Limited Partnership

The Company had a 10% ownership interest and was the primary beneficiary in the PPG Venture I Limited Partnership. As a result, the Company consolidated this joint venture. In 2011, the joint venture owned and operated Willowbrook Plaza in Houston, TX, Massard Crossing in Ft. Smith, AR and Pemberton Plaza in Vicksburg, MS. Willowbrook Plaza and Massard Crossing were sold in 2012. See Note 4 for additional information related to these dispositions. At December 31, 2011, this joint venture had total assets of $49,373 and a mortgage note payable of $34,349. Pemberton Plaza was distributed out of the joint venture to the Company prior to December 31, 2012 and the joint venture was dissolved in January 2013.

NOTE 9. MINIMUM RENTS

The Company receives rental income by leasing retail shopping center space under operating leases. Future minimum rents are scheduled to be received under non-cancellable tenant leases at December 31, 2012, as follows:

2013	$606,929
2014	531,262
2015	469,128
2016	398,254
2017	325,306
Thereafter	1,071,570
$3,402,449

Future minimum rents do not include percentage rents or tenant reimbursements that may become due.

NOTE 10. MORTGAGE AND OTHER NOTES RECEIVABLE

Each of the Company's mortgage notes receivable is collateralized by either a first mortgage, a second mortgage or by an assignment of 100% of the partnership interests that own the real estate assets.  Other notes receivable include amounts due from tenants or government sponsored districts and unsecured notes received from third parties as whole or partial consideration for property or investments.  Interest rates on mortgage and other notes receivable range from 2.7% to 12.0%, with a weighted average interest rate of 7.33% and 8.76% at December 31, 2012 and 2011, respectively. Maturities of these notes receivable range from May 2014 to January 2047.

In May 2012, Woodstock GA Investments, LLC, a joint venture in which the Company owns a 75.0% interest, entered into a $6,581 loan agreement with an entity that owns an interest in land in Woodstock, GA, adjacent to the site of The Outlet Shoppes at Atlanta. The Company owns a 75.0% interest in The Outlet Shoppes at Atlanta through its joint venture Atlanta Outlet Shoppes, LLC. The note receivable bears interest of 10.0% through its maturity date in May 2014 and is secured by the entity's interest in the adjacent land.

In September 2011, the Company and a noncontrolling interest investor purchased a mezzanine loan with a face amount of $5,879 for $5,300, which represented a discount of $579. The borrower under the mezzanine loan was an entity that owned The Outlet Shoppes at Gettysburg, an outlet shopping center located in Gettysburg, PA. The loan bore interest at the greater of LIBOR plus 900 basis points or 10% and matured on February 11, 2016. The terms of the mezzanine loan agreement provided that the Company and its noncontrolling interest investor could, subject to approval of the senior lender, convert the mezzanine loan into equity of the borrower. Upon conversion, the Company and noncontrolling investor would own 50.0% and 12.6%, respectively, of the borrower. The terms also provided that the Company could elect to acquire an additional 10% interest in borrower for a total interest of 60%. In April 2012, the Company and its noncontrolling interest partner exercised their rights under the terms of the agreement with the borrower and converted the mezzanine loan into a member interest in the outlet shopping center. See Note 3 for additional information.

In December 2011, the Company entered into a loan agreement pursuant to which the Company loaned $9,150 to an entity that owned The Outlet Shoppes at El Paso, an outlet shopping center located in El Paso, TX. The note receivable bore interest of 13.0% through June 9, 2013, and thereafter, at the greater of 13.0% or LIBOR plus 900 basis points. The loan matured upon the earlier of (i) 60 days prior to the maturity date of the senior loan on the outlet shopping center or (ii) the date on which the senior loan was fully repaid. The terms of the loan agreement provided that if the Company did not elect to acquire a 75% interest in the borrower, the Company could convert the loan into a non-voting common interest in the borrower, subject to the approval of the senior lender. In April 2012, the Company acquired a 75.0% interest in the outlet shopping center and the borrower used a portion of the proceeds to repay the $9,150 mezzanine loan to the Company. See Note 3 for additional information.

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

As of December 31, 2012, the Company believes that its mortgage and other notes receivable balance of $25,967 is fully collectible.

See subsequent event related to Woodstock GA Investments, LLC note receivable in Note 20.

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

Year Ended December 31, 2012	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$929,423	$42,380	$11,966	$50,871	$1,034,640
Property operating expenses (2)	(296,298)	(10,480)	(4,084)	21,955	(288,907)
Interest expense	(216,217)	(8,453)	(2,568)	(17,194)	(244,432)
Other expense	—	—	—	(25,078)	(25,078)
Gain on sales of real estate assets	1,188	202	677	219	2,286
Segment profit	$418,096	$23,649	$5,991	$30,773	$478,509
Depreciation and amortization expense					(265,856)
General and administrative expense					(51,251)
Interest and other income					3,955
Gain on extinguishment of debt					265
Loss on impairment of real estate (4)					(24,379)
Gain on investment					45,072
Equity in earnings of unconsolidated affiliates					8,313
Income tax provision					(1,404)
Income from continuing operations					$193,224
Total assets	$6,213,801	$302,225	$203,261	$370,449	$7,089,736
Capital expenditures (3)	$608,190	$6,630	$13,884	$76,319	$705,023

Year Ended December 31, 2011	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$951,152	$41,505	$10,639	$48,018	$1,051,314
Property operating expenses (2)	(304,479)	(10,689)	(2,978)	21,962	(296,184)
Interest expense	(233,777)	(8,841)	(3,894)	(20,560)	(267,072)
Other expense	—	—	—	(28,898)	(28,898)
Gain (loss) on sales of real estate assets	(13,329)	306	1,135	71,284	59,396
Segment profit	$399,567	$22,281	$4,902	$91,806	518,556
Depreciation and amortization expense					(271,458)
General and administrative expense					(44,751)
Interest and other income					2,583
Gain on extinguishment of debt					1,029
Loss on impairment of real estate (4)					(51,304)
Equity in earnings of unconsolidated affiliates					6,138
Income tax benefit					269
Income from continuing operations (4)					$161,062
Total assets	$5,954,414	$308,858	$265,675	$190,481	$6,719,428
Capital expenditures (3)	$265,478	$213,364	$21,452	$16,984	$517,278

Year Ended December 31, 2010	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$953,893	$40,311	$8,140	$43,359	$1,045,703
Property operating expenses (2)	(306,168)	(10,528)	(1,948)	25,096	(293,548)
Interest expense	(228,346)	(7,794)	(2,609)	(42,353)	(281,102)
Other expense	—	—	—	(25,523)	(25,523)
Gain (loss) on sales of real estate assets	1,754	—	1,144	(11)	2,887
Segment profit	$421,133	$21,989	$4,727	$568	448,417
Depreciation and amortization expense					(280,575)
General and administrative expense					(43,383)
Interest and other income					3,868
Gain on investment					888
Loss on impairment of real estate (4)					(1,156)
Equity in losses of unconsolidated affiliates					(188)
Income tax benefit					6,417
Income from continuing operations (4)					$134,288
Total assets	$6,561,098	$325,395	$67,252	$552,809	$7,506,554
Capital expenditures (3)	$98,277	$7,931	$25,050	$53,856	$185,114

(1)	The All Other category includes mortgage and other notes receivable, office buildings, the Management Company and the Company’s subsidiary that provides security and maintenance services.

(2)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.

(3)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

(4)
The referenced amounts for the years ended December 31, 2011 and 2010 have been restated. See Note 2 for more information. Loss on impairment of real estate for the year ended December 31, 2012 consisted of $20,315 related to Malls, $3,000 related to Associated Centers and $1,064 related to All Other. Loss on impairment of real estate for the year ended December 31, 2011 consisted of $50,683 related to Malls and $621 related to All Other.  Loss on impairment of real estate for the year ended December 31, 2010 consisted of $1,156 related to All Other.

NOTE 12. SUPPLEMENTAL AND NONCASH INFORMATION

The Company paid cash for interest, net of amounts capitalized, in the amount of $233,220, $265,430 and $278,783 during 2012, 2011 and 2010, respectively.

The Company’s noncash investing and financing activities for 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Accrued dividends and distributions payable	$43,689	$41,717	$41,833
Additions to real estate assets accrued but not yet paid	22,468	21,771	19,125
Issuance of noncontrolling interests in Operating Partnership	14,000	—	—
Conversion of operating partnership units to common stock	59,738	729	56,338
Addition to real estate assets from conversion of note receivable	4,522	—	—
Assumption of mortgage notes payable in acquisitions	220,634	—	—
Consolidation of joint venture:
Decrease in investment in unconsolidated affiliates	(15,643)	—	(15,175)
Increase in real estate assets	111,407	—	33,706
Increase in intangible lease and other assets	18,426	—	3,240
Increase in mortgage and other indebtedness	54,169	—	21,753
Deconsolidation of joint ventures:
Decrease in real estate assets	—	365,971	—
Decrease in intangible lease and other assets	—	26,798	—
Decrease in mortgage notes payable	—	(266,224)	—
Increase in investment in unconsolidated affiliates	—	(123,651)	—
Decrease in accounts payable and accrued liabilities	—	(4,395)	—
Additions to real estate assets from forgiveness of mortgage note receivable	—	2,235	—
Notes receivable from sale of interest in unconsolidated affiliate	—	—	1,001
Distribution of real estate assets from unconsolidated affiliate	—	—	12,210
Issuance of additional redeemable noncontrolling preferred joint venture interests	—	—	2,146
Reclassification of mortgage and other notes receivable to other assets	—	—	7,269

NOTE 13. RELATED PARTY TRANSACTIONS

Certain executive officers of the Company and members of the immediate family of Charles B. Lebovitz, Chairman of the Board of the Company, collectively have a significant noncontrolling interest in EMJ Corporation ("EMJ"), a construction company that the Company engaged to build substantially all of the Company’s development Properties. The Company paid approximately $49,153, $59,668 and $36,922 to EMJ in 2012, 2011 and 2010, respectively, for construction and development activities. The Company had accounts payable to EMJ of $2,096 and $6,721 at December 31, 2012 and 2011, respectively.

Certain executive officers of the Company also collectively had a significant noncontrolling interest in Electrical and Mechanical Group, Inc. (“EMG”), a company to which EMJ subcontracted a portion of its services for the Company.  The Company had also engaged EMG directly for certain services. EMJ paid approximately $15, $981 and $1,189 to EMG in 2012, 2011 and 2010, respectively, for such subcontracted services. The Company paid approximately, $0, $86 and $203, respectively, directly to EMG in 2012, 2011 and 2010 for services which EMG performed directly for the Company. EMG was dissolved in 2012.

The Management Company provides management, development and leasing services to the Company’s unconsolidated affiliates and other affiliated partnerships. Revenues recognized for these services amounted to $7,531, $4,822 and $4,835 in 2012, 2011 and 2010, respectively.

NOTE 14. CONTINGENCIES

On March 11, 2010, TPD, a subsidiary of the Company, filed a lawsuit in the Circuit Court of Harrison County, Mississippi, against M Hanna, Gallet & Associates, Inc., LA Ash, Inc., EMJ and JEA (f/k/a Jacksonville Electric Authority), seeking damages for alleged property damage and related damages occurring at a shopping center development in D'Iberville, Mississippi. EMJ filed an answer and counterclaim denying liability and seeking to recover from TPD the retainage of approximately $327 allegedly owed under the construction contract. Kohl's was granted permission to intervene in the lawsuit and, on April 13, 2011, filed a cross-claim against TPD alleging that TPD is liable to Kohl's for unspecified damages resulting from the actions of the defendants and for the failure to perform the obligations of TPD under a Site Development Agreement with Kohl's. Kohl's also made a claim against the Company which guaranteed the performance of TPD under the Site Development Agreement. The case is at the discovery stage.
TPD also has filed claims under several insurance policies in connection with this matter, and there are three pending lawsuits relating to insurance coverage. On October 8, 2010, First Mercury filed an action in the United States District Court for the Eastern District of Texas against M Hanna and TPD seeking a declaratory judgment concerning coverage under a liability insurance policy issued by First Mercury to M Hanna. That case was dismissed for lack of federal jurisdiction and refiled in Texas state court. On June 13, 2011, TPD filed an action in the Chancery Court of Hamilton County, Tennessee against National Union and EMJ seeking a declaratory judgment regarding coverage under a liability insurance policy issued by National Union to EMJ and recovery of damages arising out of National Union's breach of its obligations. In March 2012, Zurich American and Zurich American of Illinois, which also have issued liability insurance policies to EMJ, intervened in that case and the case is set for trial on October 29, 2013. On February 14, 2012, TPD filed claims in the United States District Court for the Southern District of Mississippi against Factory Mutual Insurance Company and Federal Insurance Company seeking a declaratory judgment concerning coverage under certain builders risk and property insurance policies issued by those respective insurers to the Company.
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

The Company consolidates its investment in a joint venture, CW Joint Venture, LLC ("CWJV") with Westfield.  The terms of the joint venture agreement require that CWJV pay an annual preferred distribution at a rate of 5.0%, which increased to 6.0% on July 1, 2013, on the preferred liquidation value of the PJV units of CWJV that are held by Westfield.  Westfield has the right to have all or a portion of the PJV units redeemed by CWJV with property owned by CWJV, and subsequent to October 16, 2012, with either cash or property owned by CWJV, in each case for a net equity amount equal to the preferred liquidation value of the PJV units. At any time after January 1, 2013, Westfield may propose that CWJV acquire certain qualifying property that would be used to redeem the PJV units at their preferred liquidation value. If CWJV does not redeem the PJV units with such qualifying property (a “Preventing Event”), then the annual preferred distribution rate on the PJV units increases to 9.0% beginning July 1, 2013. The Company will have the right, but not the obligation, to offer to redeem the PJV units from January 31, 2013 through January 31, 2015 at their preferred liquidation value, plus accrued and unpaid distributions. The Company amended the joint venture agreement with Westfield in September 2012 to provide that, if the Company exercises its right to offer to redeem the PJV units on or before August 1, 2013, then the preferred liquidation value will be reduced by $10,000 so long as Westfield does not reject the offer and the redemption closes on or before September 30, 2013. If the Company fails to make such an offer, the annual preferred distribution rate on the PJV units increases to 9.0% for the period from July 1, 2013 through June 30, 2016, at which time it decreases to 6.0% if a Preventing Event has not occurred.  If, upon redemption of the PJV units, the fair value of the Company’s common stock is greater than $32.00 per share, then such excess (but in no case greater than $26,000 in the aggregate) shall be added to the aggregate preferred liquidation value payable on account of the PJV units.  The Company accounts for this contingency using the method prescribed for earnings or other performance measure contingencies.  As such, should this contingency result in additional consideration to Westfield, the Company will record the current fair value of the consideration issued as a purchase price adjustment at the time the consideration is paid or payable.

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

The Company owns a parcel of land in Lee's Summit, MO that it is ground leasing to a third party development company. The third party developed and operates a shopping center on the land parcel. The Company has guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount, representing 27% of capacity, is approximately $15,183. In the third quarter of 2012, the loans were modified and extended to December 2012. In August 2012, proceeds from a bond issuance were applied to reduce $10,357 of the outstanding balance on the bond line of credit. Additionally, $1,000 of the construction loan was repaid. The total amount outstanding at December 31, 2012 on the loans was $49,345 of which the Company has guaranteed $13,323. The Company included an obligation of $192 in the accompanying consolidated balance sheets as of December 31, 2012 and 2011 to reflect the estimated fair value of the guaranty. The loan matured in December 2012. The third party developer is working with the lender to extend the maturity date of the loan. The Company has not increased its accrual for the contingent obligation as the Company does not believe that this contingent obligation is probable.

     The Company has guaranteed 100% of the construction and land loans of West Melbourne I, LLC (“West Melbourne”), an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $45,352.  West Melbourne developed and operates Hammock Landing, a community center in West Melbourne, FL. The total amount outstanding on the loans at December 31, 2012 was $45,352. The guaranty will expire upon repayment of the debt.  The land loan and the construction loan, each representing $2,921 and $42,431, respectively, of the amount outstanding at December 31, 2012, mature in November 2013.   The construction loan has a one-year extension option available. The Company recorded an obligation of $478 in the accompanying consolidated balance sheets as of December 31, 2012 and 2011 to reflect the estimated fair value of this guaranty.

The Company has guaranteed 100% of the construction loan of Port Orange, an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $63,030.  Port Orange developed and operates The Pavilion at Port Orange, a community center in Port Orange, FL.  The total amount outstanding at December 31, 2012 on the loan was $63,030. The guaranty will expire upon repayment of the debt.  The loan matures in March 2014 and has a one-year extension option available. The Company has included an obligation of $961 in the accompanying consolidated balance sheets as of December 31, 2012 and 2011 to reflect the estimated fair value of this guaranty.

The Company has guaranteed the lease performance of YTC, an unconsolidated affiliate in which it owns a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $17,200 as of December 31, 2012.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not record an obligation for this guaranty because it determined that the fair value of the guaranty was not material as of December 31, 2012 and 2011.

In July 2012, the Company guaranteed 100% of a term loan for Gulf Coast, an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $6,786.  The loan is for the third phase expansion of Gulf Coast Town Center, a shopping center located in Ft. Myers, FL. The total amount outstanding as of December 31, 2012 on the loan was $6,786. The guaranty will expire upon repayment of the debt. The loan matures in July 2015. The Company did not record an obligation for this guaranty because it determined that the fair value of the guaranty was not material as of December 31, 2012.

Performance Bonds

The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $29,211 and $11,156 at December 31, 2012 and 2011, respectively.

Ground Leases

The Company is the lessee of land at certain of its Properties under long-term operating leases, which include scheduled increases in minimum rents.  The Company recognizes these scheduled rent increases on a straight-line basis over the initial lease terms.  Most leases have initial terms of at least 20 years and contain one or more renewal options, generally for a minimum of five- or 10-year periods.  Lease expense recognized in the consolidated statements of operations for 2012, 2011 and 2010 was $1,169, $1,967 and $1,718, respectively.

The future obligations under these operating leases at December 31, 2012, are as follows:
`

2013	$775
2014	783
2015	790
2016	806
2017	807
Thereafter	28,411
$32,372

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
The asset or liability's fair value within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Under ASC 820, fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability in an orderly transaction at the measurement date. Valuation techniques used maximize the use of observable inputs and minimize the use of unobservable inputs and consider assumptions such as inherent risk, transfer restrictions and risk of nonperformance.
Fair Value Measurements on a Recurring Basis
The following tables set forth information regarding the Company’s financial instruments that are measured at fair value on a recurring basis in the accompanying consolidated balance sheets as of December 31, 2012 and 2011:

		Fair Value Measurements at Reporting Date Using
	Fair Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	27,679	16,556	—	11,123
Privately held debt and equity securities	2,475	—	—	2,475
Interest rate cap	—	—	—	—

Liabilities:
Interest rate swaps	5,805	—	5,805	—

		Fair Value Measurements at Reporting Date Using
	Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$30,613	$18,784	$—	$11,829
Privately held debt and equity securities	2,475	—	—	2,475

Liabilities:
Interest rate swaps	$5,617	$—	$5,617	$—
The Company recognizes transfers in and out of every level at the end of each reporting period. There were no transfers between Levels 1 and 2 during the years ended December 31, 2012 and 2011.
Intangible lease assets and other assets in the consolidated balance sheets include marketable securities consisting of corporate equity securities, mortgage/asset-backed securities, mutual funds and bonds that are classified as available for sale.  Net unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of accumulated other comprehensive income in redeemable noncontrolling interests, shareholders’ equity and noncontrolling interests.  The Company recognized realized gains of $224 related to sales of marketable securities during the year ended December 31, 2012. The Company recognized realized losses of $22 and $114 related to sales of marketable securities during the years ended December 31, 2011 and 2010, respectively.  During the years ended December 31, 2012, 2011 and 2010, the Company did not recognize any write-downs for other-than-temporary impairments.  The fair value of the Company’s available-for-sale securities is based on quoted market prices and, thus, is classified under Level 1.  Tax increment financing bonds ("TIF bonds") are classified as Level 3. See Note 2 for a summary of the available-for-sale securities held by the Company.
     The Company uses interest rate swaps and caps to mitigate the effect of interest rate movements on its variable-rate debt.  The Company had four interest rate swaps and one interest rate cap as of December 31, 2012 that qualify as hedging instruments and are designated as cash flow hedges.  The interest rate cap is included in intangible lease assets and other assets and the interest rate swaps are reflected in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.  The swaps and cap have predominantly met the effectiveness test criteria since inception and changes in their fair values are, thus, primarily reported in other comprehensive income (loss) and are reclassified into earnings in the same period or periods during which the hedged item affects earnings. The fair values of the Company’s interest rate hedges, classified under Level 2,  are determined using a proprietary model which is based on prevailing market data for contracts with matching durations, current and anticipated LIBOR or other interest basis information, consideration of the Company’s credit standing, credit risk of the counterparties and reasonable estimates about relevant future market conditions. See Notes 2 and 6 for additional information regarding the Company’s interest rate hedging instruments.
The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments. Based on the interest rates for similar financial instruments, the carrying value of mortgage and other notes receivable is a reasonable estimate of fair value. The fair value of mortgage and other indebtedness was $5,058,411 and $4,836,028 at December 31, 2012 and 2011, respectively. The fair value was calculated by discounting future cash flows for the notes payable using estimated market rates at which similar loans would be made currently.

The Company holds TIF bonds, which mature in 2028, received in a private placement as consideration for infrastructure improvements made by the Company related to the development of a community center. The Company had the intent and ability to hold the TIF bonds through the recovery period. The bonds were redeemed in January 2013 and the Company adjusted the value of the bonds to their net realizable value as of December 31, 2012. Due to the significant unobservable estimates and assumptions used in the valuation of the TIF bonds, the Company has classified the TIF bonds under Level 3 in the fair value hierarchy. The following table provides a reconciliation of changes between the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3):

Available For Sale Securities - Government and government sponsored entities
Balance, January 1, 2011	$11,829
Change in unrealized loss included in other comprehensive income	1,542
Transfer out of Level 3 (1)	(2,248)
Balance, December 31, 2012	$11,123

(1)
The TIF bonds were adjusted to their net realizable value as of December 31, 2012 with the difference in estimate recorded as a transfer to long-lived assets. See for additional information related to the redemption of the bonds in January 2013.

In February 2007, the Company received a secured convertible promissory note from, and a warrant to acquire shares of, Jinsheng, in which the Company also holds a cost- method investment. See Note 5 for additional information. The secured convertible note is non-interest bearing and is secured by shares of Jinsheng. Since the secured convertible note is non-interest bearing and there is no active market for Jinsheng’s debt, the Company performed an analysis on the note considering credit risk and discounting factors to determine the fair value. The warrant was initially valued using estimated share price and volatility variables in a Black Scholes model. Due to the significant estimates and assumptions used in the valuation of the note and warrant, the Company has classified these under Level 3. As part of its investment review as of March 31, 2009, the Company determined that its investment in Jinsheng was impaired on an other-than-temporary basis due to a decline in expected future cash flows as a result of declining occupancy and sales related to the then downturn of the real estate market in China. An impairment charge of $2,400 is recorded in the Company’s consolidated statement of operations for the year ended December 31, 2009 to reduce the carrying values of the secured convertible note and warrant to their estimated fair values. The warrant expired in January 2010 and had no value. Since the secured convertible note is non-interest bearing and there is no active market for Jinsheng’s debt, the Company performed a probability-weighted discounted cash flow analysis using various sale, redemption and initial public offering ("IPO") exit strategies. The fair value analysis as of December 31, 2012 forecasts a 0% to 10% reduction in estimated cash flows. Sale and IPO scenarios employ capitalization rates ranging from10% to 12% which are discounted 20% for lack of marketability. Due to the significant unobservable estimates and assumptions used in the valuation of the note, the Company has classified it under Level 3 in the fair value hierarchy.  Based on the valuation as of December 31, 2012, the Company determined that the current balance of the secured convertible note of $2,475 is not impaired. There were no changes in the $2,475 classified as privately held debt and equity securities (Level 3) for the period for the period from January 1, 2011 through December 31, 2012.
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
Fair Value Measurements on a Nonrecurring Basis
The Company measures the fair value of certain long-lived assets on a nonrecurring basis, through quarterly impairment testing or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company considers both quantitative and qualitative factors in its impairment analysis of long-lived assets. Significant quantitative factors include historical and forecasted information for each Property such as net operating income, occupancy statistics and sales levels. Significant qualitative factors used include market conditions, age and condition or the Property and tenant mix. Due to the significant unobservable estimates and assumptions used in the valuation of long-lived assets that experienced impairment, the Company has classified them under Level 3 in the fair value hierarchy. The fair value analysis for long-lived assets as of December 31, 2012 used various probability-weighted scenarios comparing the Property's net book value to the sum of its estimated fair value. Assumptions included up to a 10-year holding period with a sale at the end of the holding period, capitalization rates ranging from 10% to 12% and an estimated sales cost of 1%.
The following tables set forth information regarding the Company’s assets that are measured at fair value on a nonrecurring basis, restated for discontinued operations for all periods presented:

		Fair Value Measurements at Reporting Date Using
	Fair Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Assets:
Long-lived assets	$8,604	$—	$—	$8,604	$23,315
In December 2012, the Company acquired the remaining 40.0% interest in Imperial Valley Commons L.P., a joint venture in which the Company held a 60.0% ownership interest. In accordance with the Company's impairment review process described in Note 2, the Company recorded a non-cash impairment of real estate of $20,315 in the fourth quarter of 2012, related to vacant land available for the future expansion of Imperial Valley Commons located in El Centro, CA, to write down the book value as of December 31, 2012 from $25,645 to $5,330. Development of this asset has been negatively impacted by recent economic conditions and other competition in the market area that have affected pre-development leasing activity.
In accordance with the Company's impairment review process described in Note 2, the Company recorded a non-cash impairment of real estate of $3,000 in the third quarter of 2012 related to The Courtyard at Hickory Hollow, an associated center located in Antioch, TN, to write down the depreciated book value as of September 30, 2012 from $5,843 to an estimated fair value of $2,843 as of the same date. The revenues of The Courtyard at Hickory Hollow accounted for approximately 0.03% of total consolidated revenues for the year ended December 31, 2012. A reconciliation of the Property's carrying values for the year ended December 31, 2012 is as follows:

The Courtyard at Hickory Hollow
Beginning carrying value, January 1, 2012	$5,754
Capital expenditures	644
Depreciation expense	(124)
Loss on impairment of real estate	(3,000)
Ending carrying value, December 31, 2012	$3,274
During the year ended December 31, 2012, the Company recorded an impairment of real estate of $1,064 related to the sale of three outparcels for total net proceeds after selling costs of $1,186, which were less than their total carrying amounts of $2,250.

		Fair Value Measurements at Reporting Date Using
	Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Asset:
Long-lived asset	$6,141	$—	$—	$6,141	$50,683
In accordance with the Company's impairment review process described in Note 2, the Company recorded a non-cash impairment of real estate of $50,683 in the third quarter of 2011 related to Columbia Place, a mall located in Columbia, SC, to write down the depreciated book value as of September 30, 2011 from $56,746 to an estimated fair value of $6,063 as of the same date. Columbia Place experienced declining cash flows as a result of changes in property-specific market conditions, which were further exacerbated by economic conditions that negatively impacted leasing activity and occupancy. The fair value reflected in the table above reflects the estimated fair value of Columbia Place as of September 30, 2011, adjusted for capital expenditures and depreciation expense during the fourth quarter of 2011.
The revenues of Columbia Place accounted for less than 1.0% of total consolidated revenues for the year ended December 31, 2011. A reconciliation of the Property's carrying values for the year ended December 31, 2011 is as follows:

Columbia Place
Beginning carrying value, January 1, 2011	$58,207
Capital expenditures	142
Depreciation expense	(1,525)
Loss on impairment of real estate	(50,683)
Ending carrying value, December 31, 2011	$6,141

In September 2011, the Company recorded an impairment of real estate of $621 related to an outparcel that was sold for net proceeds after selling costs of $1,477, which was less than its carrying amount of $2,098.
In December 2010, the Company recorded an impairment of real estate of $1,156 related to the sale of a parcel of land.

NOTE 16. SHARE-BASED COMPENSATION

As of December 31, 2012, there were two share-based compensation plans under which the Company has outstanding awards. The CBL & Associates Properties, Inc. 2012 Stock Incentive Plan ("the 2012 Plan") was approved by our shareholders in May 2012. The 2012 Plan permits the Company to issue stock options and common stock to selected officers, employees and non-employee directors of the Company up to a total of 10,400 shares. The CBL & Associates Properties, Inc. Second Amended and Restated Stock Incentive Plan ("the 1993 Plan"), which was approved by our shareholders in May 2003, will expire in May 2013 and no new grants will be issued. The Compensation Committee of the Board of Directors (the “Committee”) administers the plans.

The share-based compensation cost that was charged against income for the plan was $3,704, $1,687 and $2,201 for 2012, 2011 and 2010, respectively. Share-based compensation cost resulting from share-based awards is recorded at the Management Company, which is a taxable entity. The income tax effect resulting from share-based compensation of $1,815 in 2010 has been reflected as a financing cash flow in the consolidated statements of cash flows. There was no income tax benefit in 2011.   Share-based compensation cost capitalized as part of real estate assets was $128, $166 and $169 in 2012, 2011 and 2010, respectively.

Stock Options

Stock options issued under the plans allow for the purchase of common stock at the fair market value of the stock on the date of grant. Stock options granted to officers and employees vest and become exercisable in equal installments on each of the first five anniversaries of the date of grant and expire 10 years after the date of grant. Stock options granted to independent directors are fully vested upon grant; however, the independent directors may not sell, pledge or otherwise transfer their stock options during their board term or for one year thereafter. No stock options have been granted since 2002.

The Company’s stock option activity for the year ended December 31, 2012 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	281,725	$18.27
Cancelled	(15,375)	$18.27
Exercised	(266,350)	$18.27
Outstanding at December 31, 2012	—	$—	0	$—
Vested and exercisable at December 31, 2012	—	$—	0	$—

The total intrinsic value of options exercised during 2012, 2011 and 2010 was $177, $509 and $346, respectively.

Stock Awards

Under the plans, common stock may be awarded either alone, in addition to, or in tandem with other stock awards granted under the plans. The Committee has the authority to determine eligible persons to whom common stock will be awarded, the number of shares to be awarded and the duration of the vesting period, as defined. Generally, an award of common stock vests either immediately at grant, in equal installments over a period of five years or in one installment at the end of periods up to five years. Stock awarded to independent directors is fully vested upon grant; however, the independent directors may not transfer such shares during their board term.  The Committee may also provide for the issuance of common stock under the plans on a deferred basis pursuant to deferred compensation arrangements. The fair value of common stock awarded under the plans is determined based on the market price of the Company’s common stock on the grant date and the related compensation expense is recognized over the vesting period on a straight-line basis.

A summary of the status of the Company’s stock awards as of December 31, 2012, and changes during the year ended December 31, 2012, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2012	289,290	$16.09
Granted	295,465	$19.09
Vested	(228,415)	$18.48
Forfeited	(9,480)	$16.64
Nonvested at December 31, 2012	346,860	$17.06

The weighted average grant-date fair value of shares granted during 2012, 2011 and 2010 was $19.09, $17.48 and $10.34, respectively. The total fair value of shares vested during 2012, 2011 and 2010 was $4,573, $1,276 and $914, respectively.

As of December 31, 2012, there was $3,325 of total unrecognized compensation cost related to nonvested stock awards granted under the plans, which is expected to be recognized over a weighted average period of 3.5 years.  In February 2013, the Company granted 155,400 shares of restricted stock to its employees that will vest over the next five years.

NOTE 17. EMPLOYEE BENEFIT PLANS

401(k) Plan

The Management Company maintains a 401(k) profit sharing plan, which is qualified under Section 401(a) and Section 401(k) of the Code to cover employees of the Management Company. All employees who have attained the age of 21 and have completed at least 90 days of service are eligible to participate in the plan. The plan provides for employer matching contributions on behalf of each participant equal to 50% of the portion of such participant’s contribution that does not exceed 2.5% of such participant’s compensation for the plan year. Additionally, the Management Company has the discretion to make additional profit-sharing-type contributions not related to participant elective contributions. Total contributions by the Management Company were $929, $820 and $957 in 2012, 2011 and 2010, respectively.

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

At December 31, 2012 and 2011, there were 0 and 68,906 shares, respectively, that were deemed set aside in accordance with these arrangements.

For other officers, the deferred compensation arrangements provide that their bonus compensation is deferred in the form of a note payable to the officer. Interest accumulates on these notes at 5.0%. When an arrangement terminates, the note payable plus accrued interest is paid to the officer in cash. At December 31, 2012 and 2011, the Company had notes payable, including accrued interest, of $124 and $81, respectively, related to these arrangements.

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

The condensed consolidated financial statement information for the Operating Partnership is presented as follows:

	December 31,
	2012	2011
ASSETS:
Net investment in real estate assets	$6,328,982	$6,005,670
Other assets	761,243	713,889
Total assets	$7,090,225	$6,719,559
LIABILITIES:
Mortgage and other indebtedness	$4,745,683	$4,489,355
Other liabilities	358,800	303,578
Total liabilities	5,104,483	4,792,933
Redeemable noncontrolling interests	465,596	456,105

Partners’ capital	1,456,650	1,466,241
Noncontrolling interests	63,496	4,280
Total partners’ capital and noncontrolling interests	1,520,146	1,470,521
Total liabilities, redeemable noncontrolling interests, partners’ capital and noncontrolling interests	$7,090,225	$6,719,559

	Year Ended December 31,
	2012	2011	2010
Total revenues	$1,034,640	$1,051,314	$1,045,703
Depreciation and amortization	(265,856)	(271,458)	(280,575)
Other operating expenses	(389,615)	(421,137)	(363,611)
Income from operations	379,169	358,719	401,517
Interest and other income	3,955	2,583	3,869
Interest expense	(244,432)	(267,072)	(281,101)
Gain on extinguishment of debt	265	1,029	—
Gain on investments	45,072	—	888
Gain on sales of real estate assets	2,286	59,396	2,887
Equity in earnings (losses) of unconsolidated affiliates	8,313	6,138	(188)
Income tax benefit (provision)	(1,404)	269	6,417
Income from continuing operations	193,224	161,062	134,289
Operating income (loss) of discontinued operations	(19,643)	23,933	(36,456)
Gain (loss) on discontinued operations	938	(1)	379
Net income	174,519	184,994	98,212
Noncontrolling interest in earnings of other consolidated subsidiaries	(23,652)	(25,217)	(25,001)
Net income attributable to partners of the operating partnership	$150,867	$159,777	$73,211

NOTE 19. QUARTERLY INFORMATION (UNAUDITED)

The following quarterly information differs from previously reported amounts due to the reclassifications of the results of operations of certain long-lived assets to discontinued operations for all periods presented. See Note 4 for further information.

Year Ended December 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
Total revenues	$246,829	$252,326	$257,135	$278,350	$1,034,640
Income from operations (2)	91,790	94,560	96,786	96,033	379,169
Income from continuing operations (3)	34,622	36,260	37,879	84,463	193,224
Discontinued operations	1,929	3,133	(25,387)	1,620	(18,705)
Net income	36,551	39,393	12,492	86,083	174,519
Net income attributable to the Company	26,049	29,391	8,074	68,086	131,600
Net income (loss) attributable to common shareholders	15,455	18,797	(2,520)	52,357	84,089
Basic per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.09	$0.11	$0.12	$0.32	$0.64
Net income (loss) attributable to common shareholders	$0.10	$0.12	$(0.02)	$0.33	$0.54
Diluted per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.09	$0.11	$0.12	$0.32	$0.64
Net income (loss) attributable to common shareholders	$0.10	$0.12	$(0.02)	$0.33	$0.54

Year Ended December 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
Total revenues	$263,049	$258,378	$265,044	$264,843	$1,051,314
Income from operations (4)	98,016	96,092	51,273	113,338	358,719
Income (loss) from continuing operations (5)	36,366	32,864	(18,483)	110,315	161,062
Discontinued operations	27,542	(3,332)	163	(441)	23,932
Net income (loss)	63,908	29,532	(18,320)	109,874	184,994
Net income (loss) attributable to the Company	47,319	20,376	(16,726)	82,967	133,936
Net income (loss) attributable to common shareholders	36,725	9,782	(27,320)	72,373	91,560
Basic per share data attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$0.10	$0.08	$(0.18)	$0.49	$0.49
Net income (loss) attributable to common shareholders	$0.25	$0.07	$(0.18)	$0.49	$0.62
Diluted per share data attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$0.10	$0.08	$(0.18)	$0.49	$0.49
Net income (loss) attributable to common shareholders	$0.25	$0.07	$(0.18)	$0.49	$0.62

(1)	The sum of quarterly earnings per share may differ from annual earnings per share due to rounding.

(2)
Income from operations for the quarter ended December 31, 2012 includes a loss on impairment of real estate assets of $20,315 to write down the book value of vacant land available for expansion (see Note 15).

(3)
Income from continuing operations for the quarter ended December 31, 2012 includes a $45,072 gain on investment related to the Company's acquisition of a joint venture partner's interest in one Property (see Note 3).

(4)	Income from operations for the quarter ended September 30, 2011 includes a $50,683 loss on impairment of real estate related to one Mall (see Note 15).

(5)
Income from continuing operations for the quarter ended December 31, 2011 includes a $54,327 gain on sale of real estate for the sale of a partial interest in several Properties as part of the CBL/T-C joint venture (see Note 5).

NOTE 20. SUBSEQUENT EVENTS

On February 22, 2013, the Company closed on an amended and restated agreement of its $105,000 secured credit facility with First Tennessee Bank, NA. The facility was converted from secured to unsecured with a capacity of $100,000 and a maturity date of February 2016. Amounts outstanding bear interest at an annual rate equal to one-month LIBOR plus a spread of 155 to 210 basis points, depending on the Company's leverage ratio. Under the terms of the agreement, the Company also obtained a $50,000 unsecured term loan that bears interest at LIBOR plus 190 basis points and matures in February 2018. The $100,000 facility also provides that in the event the Company obtains an investment grade rating, it may make a one-time irrevocable election to use its credit rating to determine the interest rate on the facility. If the Company were to make such an election, the facility would bear interest at an annual rate equal to LIBOR plus a spread of 100 to 175 basis points.

In February 2013, Woodstock GA Investments, LLC, a joint venture in which the Company owns a 75.0% interest, received $3,525 of the balance on its $6,581 note receivable.

In February 2013, the Company retired an operating property loan with a principal balance of $13,482 outstanding as of December 31, 2012 with borrowings from its secured credit facility. The loan was secured by Statesboro Crossing in Statesboro, GA.
In January 2013, the Company sold its Lake Point and Suntrust Bank office buildings, located in Greensboro, NC, for a gross sales price of $30,875. Net proceeds from the sale were used to reduce outstanding balances under the Company's credit facilities. As described in Note 4, these office buildings were classified as held for sale as of December 31, 2012.

In January 2013, the Company retired an operating property loan with a principal balance of $63,639 outstanding as of December 31, 2012 with borrowings from its unsecured credit facilities. The loan was secured by Westmoreland Mall in Greensburg, PA.

In January 2013, TIF bonds, received in a private placement as consideration for infrastructure improvements made by the Company related to the development of a community center, were redeemed for $12,000. The Company adjusted the value of the bonds to their net realizable value as of December 31, 2012.

Subsequent to December 31, 2012, the Company and Jinsheng amended the secured note to extend the maturity date until May 2013. Furthermore, the secured note will bear interest of 8.0% until the extended maturity date and, if not paid prior to or on the maturity date, will thereafter bear interest at 30.0%.

Schedule II

CBL & Associates Properties, Inc.
Valuation and Qualifying Accounts
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Tenant receivables - allowance for doubtful accounts:
Balance, beginning of year	$1,760	$3,167	$3,101
Additions in allowance charged to expense	1,523	1,682	2,726
Transfer to other receivables - allowance	—	(1,400)	—
Bad debts charged against allowance	(1,306)	(1,689)	(2,660)
Balance, end of year	$1,977	$1,760	$3,167

	Year Ended December 31,
	2012	2011	2010
Other receivables - allowance for doubtful accounts:
Balance, beginning of year	$1,400	$—	$—
Transfer from tenant receivables - allowance	—	1,400	—
Bad debts charged against allowance	(130)	—	—
Balance, end of year	$1,270	$1,400	$—

SCHEDULE III
CBL & ASSOCIATES PROPERTIES, INC.
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2012
(In thousands)

		Initial Cost(A)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (B)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D)	Date of Construction / Acquisition
MALLS:
Acadiana Mall, Lafayette, LA	$137,640	$22,511	$145,769	$7,405	$—	$22,511	$153,174	$175,685	$(51,476)	2005
Alamance Crossing, Burlington, NC	66,001	20,853	62,799	39,269	(2,112)	18,741	102,068	120,809	(16,494)	2007
Arbor Place, Douglasville, GA	121,050	7,862	95,330	23,109	—	7,862	118,439	126,301	(44,988)	1998-1999
Asheville Mall, Asheville, NC	76,289	7,139	58,747	48,330	(805)	6,334	107,077	113,411	(38,244)	1998
Bonita Lakes Mall, Meridian, MS	—	4,924	31,933	6,664	(985)	4,924	37,612	42,536	(15,423)	1997
Brookfield Square, Brookfield, WI	92,305	8,996	84,250	43,545	(18)	9,170	127,603	136,773	(40,394)	2001
Burnsville Center, Burnsville, MN	79,272	12,804	71,355	51,092	(1,157)	16,102	117,992	134,094	(41,016)	1998
Cary Towne Center, Cary, NC	55,910	23,688	74,432	23,708	—	23,701	98,127	121,828	(30,788)	2001
Chapel Hill Mall, Akron, OH	70,045	6,578	68,043	13,651	—	6,578	81,694	88,272	(19,784)	2004
CherryVale Mall, Rockford, IL	82,347	11,892	63,973	50,569	(1,667)	11,608	113,159	124,767	(32,331)	2001
Chesterfield Mall, Chesterfield, MO	139,022	11,083	282,140	1,915	—	11,083	284,055	295,138	(49,464)	2007
Citadel Mall, Charleston, SC	68,835	10,990	44,008	7,247	(1,289)	10,154	50,802	60,956	(16,629)	2001
College Square, Morristown, TN (E)	—	2,954	17,787	22,836	(88)	2,866	40,623	43,489	(17,775)	1987-1988
Columbia Place, Columbia, SC	27,265	1,526	52,348	(47,222)	(423)	1,103	5,126	6,229	(261)	2002
Cross Creek Mall, Fayetteville, NC	137,179	19,155	104,353	14,656	—	19,155	119,009	138,164	(27,877)	2003
Dakota Square Mall, Minot, ND	61,193	4,552	87,625	178	—	4,552	87,803	92,355	(1,650)	2012
Eastland Mall, Bloomington, IL	59,400	5,746	75,893	6,582	(753)	5,304	82,163	87,467	(21,671)	2005
East Towne Mall, Madison, WI	70,220	4,496	63,867	41,145	(366)	4,130	105,012	109,142	(32,039)	2002
EastGate Mall , Cincinnati, OH	42,281	13,046	44,949	26,233	(879)	12,167	71,182	83,349	(22,049)	2001
Fashion Square, Saginaw, MI	41,569	15,218	64,970	10,102	—	15,218	75,072	90,290	(23,967)	2001
Fayette Mall, Lexington, KY	179,227	20,707	84,267	46,326	11	20,718	130,593	151,311	(37,644)	2001
Frontier Mall , Cheyenne, WY	—	2,681	15,858	18,217	—	2,681	34,075	36,756	(17,508)	1984-1985
Foothills Mall, Maryville, TN (E)	—	5,558	22,594	11,284	—	5,558	33,878	39,436	(18,589)	1996
Georgia Square, Athens, GA	—	2,982	31,071	30,879	(31)	2,951	61,950	64,901	(38,819)	1982
Greenbrier Mall, Chesapeake, VA	77,085	3,181	107,355	8,300	(626)	2,555	115,655	118,210	(26,643)	2004
Hamilton Place, Chattanooga, TN	106,024	2,422	40,757	39,214	(441)	1,981	79,971	81,952	(37,889)	1986-1987
Hanes Mall, Winston-Salem, NC	156,208	17,176	133,376	44,343	(948)	16,808	177,139	193,947	(52,168)	2001
Harford Mall , Bel Air, MD	—	8,699	45,704	21,140	—	8,699	66,844	75,543	(16,776)	2003
Hickory Point, (Forsyth) Decatur, IL	29,635	10,732	31,728	11,283	(293)	10,440	43,010	53,450	(12,780)	2005
Honey Creek Mall, Terre Haute, IN	30,921	3,108	83,358	9,229	—	3,108	92,587	95,695	(21,935)	2004
Imperial Valley Mall, El Centro, CA	54,169	35,378	70,549		—	35,378	70,549	105,927	—	2012
JC Penney Store, Maryville, TN (E)	—	—	2,650	—	—	—	2,650	2,650	(1,877)	1983
Janesville Mall, Janesville, WI	5,269	8,074	26,009	7,991	—	8,074	34,000	42,074	(12,430)	1998
Jefferson Mall, Louisville, KY	70,676	13,125	40,234	21,657	(521)	12,604	61,891	74,495	(19,169)	2001

SCHEDULE III
CBL & ASSOCIATES PROPERTIES, INC.
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2012
(In thousands)

		Initial Cost(A)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (B)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D)	Date of Construction / Acquisition
Kirkwood Mall , Bismarck ND	43,338	3,368	118,945	83	—	3,368	119,028	122,396	—	2012
The Lakes Mall, Muskegon, MI (E)	—	3,328	42,366	10,031	—	3,328	52,397	55,725	(20,188)	2000-2001
Lakeshore Mall, Sebring, FL	—	1,443	28,819	6,409	(169)	1,274	35,228	36,502	(17,164)	1991-1992
Laurel Park, Livonia, MI	—	13,289	92,579	9,366	—	13,289	101,945	115,234	(28,811)	2005
Layton Hills Mall, Layton, UT	98,369	20,464	99,836	12,790	(275)	20,189	112,626	132,815	(28,625)	2005
Summit Fair Land, Lee's Summit, MO	—	10,992		315	—	10,992	315	11,307	—	2010
Madison Square, Huntsville, AL	—	17,596	39,186	19,059	—	17,596	58,245	75,841	(18,820)	1984
Mall del Norte, Laredo, TX (F)	113,400	21,734	142,049	49,115	—	21,734	191,164	212,898	(52,079)	2004
Meridian Mall , Lansing, MI	—	529	103,678	64,044	—	2,232	166,019	168,251	(60,818)	1998
Midland Mall, Midland, MI	34,568	10,321	29,429	8,499	—	10,321	37,928	48,249	(13,406)	2001
Mid Rivers Mall, St. Peters, MO	89,312	16,384	170,582	7,453	—	16,384	178,035	194,419	(32,320)	2007
Monroeville Mall, Pittsburgh, PA	—	22,195	177,214	43,169	—	24,716	217,862	242,578	(49,668)	2004
Northgate Mall, Chattanooga, TN	—	2,330	8,960	(1,031)	—	2,330	7,929	10,259	(745)	2011
Northpark Mall, Joplin, MO	33,897	9,977	65,481	32,818	—	10,962	97,314	108,276	(26,390)	2004
Northwoods Mall, Charleston, SC	72,339	14,867	49,647	16,990	(2,339)	12,528	66,637	79,165	(20,917)	2001
Oak Hollow Mall Barnes & Noble, High Point, NC	—	893	1,870	—	—	893	1,870	2,763	(1,582)	1994-1995
Old Hickory Mall, Jackson, TN	—	15,527	29,413	5,788	—	15,527	35,201	50,728	(11,731)	2001
The Outlet Shoppes at El Paso, El Paso, TX	73,118	9,165	96,640	379	—	9,165	97,019	106,184	(3,320)	2012
The Outlet Shoppes at Gettysburg, Gettysburg, PA	40,170	20,940	22,180	480	—	20,940	22,660	43,600	(1,185)	2012
The Outlet Shoppes at Oklahoma City, Oklahoma City, OK	58,888	8,365	50,268	9,077	—	8,369	59,341	67,710	(5,338)	2011
Panama City Mall, Panama City, FL	—	9,017	37,454	20,055	—	12,168	54,358	66,526	(14,977)	2002
Parkdale Mall, Beaumont, TX	91,906	23,850	47,390	46,305	(307)	23,543	93,695	117,238	(26,671)	2001
Park Plaza Mall, Little Rock, AR	96,059	6,297	81,638	34,658	—	6,304	116,289	122,593	(34,478)	2004
Parkway Place Mall, Huntsville, AL	40,244	6,364	67,067	912	—	6,364	67,979	74,343	(6,352)	2010
Pearland Town Center, Pearland, TX	18,264	16,300	108,615	10,657	(366)	15,443	119,763	135,206	(21,425)	2008
Post Oak Mall, College Station, TX	—	3,936	48,948	10,563	(327)	3,608	59,512	63,120	(24,316)	1984-1985
Randolph Mall, Asheboro, NC	—	4,547	13,927	8,015	—	4,547	21,942	26,489	(7,188)	2001
Regency Mall, Racine, WI	—	3,384	36,839	14,979	—	4,244	50,958	55,202	(16,694)	2001
Richland Mall, Waco, TX	—	9,874	34,793	8,981	—	9,887	43,760	53,647	(13,063)	2002
RiverGate Mall, Nashville, TN	—	17,896	86,767	25,328	—	17,896	112,095	129,991	(41,150)	1998
River Ridge Mall, Lynchburg, VA	—	4,824	59,052	9,830	(94)	4,731	68,881	73,612	(13,219)	2003
South County Center, Mehlville, MO	71,928	15,754	159,249	3,387	—	15,754	162,636	178,390	(29,044)	2007
Southaven Towne Ctr, Southaven, MS	41,786	8,255	29,380	9,258	—	8,159	38,734	46,893	(10,967)	2005
Southpark Mall, Colonial Heights, VA	66,525	9,501	73,262	24,577	—	9,503	97,837	107,340	(24,701)	2003
Stroud Mall, Stroudsburg, PA	34,469	14,711	23,936	20,320	—	14,711	44,256	58,967	(13,345)	1998

SCHEDULE III
CBL & ASSOCIATES PROPERTIES, INC.
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2012
(In thousands)

		Initial Cost(A)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (B)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D)	Date of Construction / Acquisition
St. Clair Square, Fairview Heights, IL	123,875	11,027	75,620	32,001	—	11,027	107,621	118,648	(40,050)	1996
Sunrise Mall, Brownsville, TX	—	11,156	59,047	5,915	—	11,156	64,962	76,118	(23,065)	2003
Turtle Creek Mall , Hattiesburg, MS	—	2,345	26,418	18,281	—	3,535	43,509	47,044	(18,221)	1993-1995
Valley View, Roanoke, VA	62,282	15,985	77,771	17,715	—	15,999	95,472	111,471	(22,555)	2003
Volusia Mall, Daytona, FL	53,191	2,526	120,242	10,601	—	2,526	130,843	133,369	(29,086)	2004
Walnut Square, Dalton, GA (E)	—	50	15,138	16,746	—	50	31,884	31,934	(16,181)	1984-1985
Wausau Center, Wausau, WI	19,187	5,231	24,705	16,775	(5,231)	—	41,480	41,480	(14,766)	2001
West Towne Mall, Madison, WI	99,185	9,545	83,084	39,418	—	9,545	122,502	132,047	(37,093)	2002
Westgate Mall, Spartanburg, SC	39,661	2,149	23,257	44,543	(432)	1,746	67,774	69,520	(31,069)	1995
Westmoreland Mall, Greensburg, PA	63,639	4,621	84,215	14,454	—	4,621	98,669	103,290	(29,023)	2002
York Galleria, York, PA	55,057	5,757	63,316	9,521	—	5,757	72,837	78,594	(25,591)	1995

ASSOCIATED CENTERS:
Annex at Monroeville, Monroeville, PA	—	716	29,496	(945)	—	716	28,551	29,267	(6,102)	2004
Bonita Crossing, Meridian, MS	—	794	4,786	8,746	—	794	13,532	14,326	(4,960)	1997
Chapel Hill Surban, Akron, OH	—	925	2,520	935	—	925	3,455	4,380	(774)	2004
CoolSprings Crossing, Nashville, TN	12,887	2,803	14,985	4,525	—	3,554	18,759	22,313	(10,037)	1991-1993
Courtyard at Hickory Hollow, Nashville, TN	—	3,314	2,771	(3,022)	(231)	1,500	1,332	2,832	(22)	1998
Eastgate Crossing, Cincinnati, OH	15,324	707	2,424	7,442	(11)	696	9,866	10,562	(2,479)	2001
Foothills Plaza , Maryville, TN	—	132	2,132	626	—	148	2,742	2,890	(1,920)	1984-1988
Foothills Plaza Expansion, Maryville, TN	—	137	1,960	947	—	141	2,903	3,044	(1,440)	1984-1988
Frontier Square, Cheyenne, WY	—	346	684	374	(86)	260	1,058	1,318	(555)	1985
General Cinema, Athens, GA	—	100	1,082	173	—	100	1,255	1,355	(1,020)	1984
Gunbarrel Pointe, Chattanooga, TN	11,472	4,170	10,874	3,314	—	4,170	14,188	18,358	(3,991)	2000
Hamilton Corner, Chattanooga, TN	15,595	630	5,532	6,346	—	734	11,774	12,508	(5,380)	1986-1987
Hamilton Crossing, Chattanooga, TN	10,283	4,014	5,906	7,028	(1,370)	2,644	12,934	15,578	(5,253)	1987
Hamilton Place Outparcel, Chattanooga, TN	—	1,110	1,866	(4)	—	1,110	1,862	2,972	(770)	2007
Harford Annex , Bel Air, MD	—	2,854	9,718	750	—	2,854	10,468	13,322	(2,311)	2003
The Landing at Arbor Place, Douglasville, GA	—	4,993	14,330	1,487	(748)	4,245	15,817	20,062	(6,661)	1998-1999
Layton Convenience Center, Layton Hills, UT	—	—	8	942	—	—	950	950	(203)	2005
Layton Hills Plaza, Layton Hills, UT	—	—	2	240	—	—	242	242	(111)	2005
Madison Plaza , Huntsville, AL	—	473	2,888	3,678	—	473	6,566	7,039	(3,709)	1984
The Plaza at Fayette Mall, Lexington, KY	40,634	9,531	27,646	4,102	—	9,531	31,748	41,279	(7,286)	2006
Parkdale Crossing, Beaumont, TX	—	2,994	7,408	2,088	(355)	2,639	9,496	12,135	(2,465)	2002
The Shoppes At Hamilton Place, Chattanooga, TN (E)	—	4,894	11,700	1,493	—	4,894	13,193	18,087	(3,042)	2003

SCHEDULE III
CBL & ASSOCIATES PROPERTIES, INC.
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2012
(In thousands)

		Initial Cost(A)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (B)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D)	Date of Construction / Acquisition
Sunrise Commons, Brownsville, TX	—	1,013	7,525	1,108	—	1,013	8,633	9,646	(1,985)	2003
The Shoppes at Panama City, Panama City, FL	—	1,010	8,294	781	(318)	896	8,871	9,767	(1,861)	2004
The Shoppes at St. Clair, St. Louis, MO	20,594	8,250	23,623	536	(5,044)	3,206	24,159	27,365	(5,949)	2007
The Terrace, Chattanooga, TN	14,224	4,166	9,929	7,544	—	6,536	15,103	21,639	(3,781)	1997
Village at RiverGate, Nashville, TN	—	2,641	2,808	1,075	—	2,641	3,883	6,524	(1,329)	1998
West Towne Crossing, Madison, WI	—	1,151	2,955	312	—	1,151	3,267	4,418	(924)	1998
Westgate Crossing, Spartanburg, SC	—	1,082	3,422	6,113	—	1,082	9,535	10,617	(3,240)	1997
Westmoreland South, Greensburg, PA	—	2,898	21,167	8,981	—	2,898	30,148	33,046	(7,415)	2002

COMMUNITY CENTERS:
Cobblestone Village, Palm Coast, FL	—	6,082	12,070	(310)	(220)	4,296	13,326	17,622	(1,760)	2007
The Promenade at D'lberville, D'lberville, MS	58,000	16,278	48,806	9,124	(706)	15,879	57,623	73,502	(6,185)	2009
The Forum at Grand View, Madison , MS	10,200	9,234	17,285	14,956	(288)	9,048	32,139	41,187	(1,133)	2010
Statesboro Crossing, Statesboro, GA	13,482	2,855	17,805	362	(235)	2,840	17,947	20,787	(2,460)	2008
Waynesville Commons, Waynesville, NC	—	3,511	6,141	—	—	3,511	6,141	9,652	(43)	2012
Pemberton Plaza, Vicksburg, MS	—	1,284	1,379	288	—	1,284	1,667	2,951	(503)	2004

OFFICE BUILDINGS:
CBL Center, Chattanooga, TN	21,675	140	24,675	(45)	—	140	24,630	24,770	(11,672)	2001
CBL Center II, Chattanooga, TN	—	—	13,648	984	—	—	14,632	14,632	(2,647)	2008
Oak Branch Business Center, Greensboro, NC	—	535	2,192	(151)	—	535	2,041	2,576	(365)	2007
One Oyster Point, Newport News, VA	—	1,822	3,623	235	—	1,822	3,858	5,680	(781)	2007
Pearland Office, Pearland, TX	—	—	7,849	1,443	—	—	9,292	9,292	(1,102)	2009
Peninsula Business Center I, Newport News	—	887	1,440	429	—	887	1,869	2,756	(464)	2007
Peninsula Business Center II, Newport News	—	1,654	873	170	—	1,654	1,043	2,697	(540)	2007
Two Oyster Point, Newport News, VA	—	1,543	3,974	341	—	1,543	4,315	5,858	(1,017)	2007
840 Greenbrier Circle, Chesapeake, VA	—	2,096	3,091	(168)	—	2,096	2,923	5,019	(621)	2007
850 Greenbrier Circle, Chesapeake, VA	—	3,154	6,881	(360)	—	3,154	6,521	9,675	(1,025)	2007
1500 Sunday Drive, Raleigh, NC	—	812	8,872	657	—	812	9,528	10,340	(2,198)	2007
Pearland Hotel, Pearland, TX	—	—	16,149	289	—	—	16,438	16,438	(2,488)	2008
Pearland Residential, Pearland, TX	—	—	9,666	9	—	—	9,675	9,675	(1,185)	2008

DISPOSITIONS:
Lake Point Office Building Greensboro, NC (H)	—	1,435	14,261	746	—		16,442	16,442	—	2007
Sun Trust Bank Building, Greensboro, NC (H)	—	941	18,417	(6,374)	—		12,984	12,984	—	2007

SCHEDULE III
CBL & ASSOCIATES PROPERTIES, INC.
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2012
(In thousands)

		Initial Cost(A)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (B)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D)	Date of Construction / Acquisition
Hickory Hollow Mall, Nashville, TN	—	13,813	111,431	(125,244)	—		—	—	—	1998
Massard Crossing, Ft Smith, AR	—	2,879	5,176	(8,055)	—	—	—	—	—	2004
Oak Hollow Square, High Point, NC	—	8,609	9,097	(17,706)	—	—	—	—	—	2007
Settler's Ridge-Phase II, Robinson Township, PA	—	1,011	14,922	(15,933)	—	—	—	—	—	2011
Towne Mall, Franklin, OH	—	3,101	17,033	(20,134)	—	—	—	—	—	2001
Willowbrook Land, Houston, TX	—			—	—	—	—	—	—	2007
Willowbrook Plaza, Houston, TX	—	15,079	27,376	(42,455)	—	—	—	—	—	2004

Other - Land	729,614	1,386	4,486	314	(879)	508	4,799	5,307	(923)

Developments in progress consisting of construction and Development Properties (G)	436,887	—	—	—	—	—	137,956	137,956	—

TOTALS	$5,182,565	$966,434	$5,929,412	$1,300,633	$(33,422)	$905,339	$7,395,674	$8,301,013	$(1,972,031)

(A)	Initial cost represents the total cost capitalized including carrying cost at the end of the first fiscal year in which the property opened or was acquired.

(B)	Encumbrances represent the mortgage notes payable balance at December 31, 2012.

(C)	The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $7.667 billion.

(D)	Depreciation for all properties is computed over the useful life which is generally 40 years for buildings, 10-20 years for certain improvements and 7-10 years for equipment and fixtures.

(E)	Property is pledged as collateral on a secured line of credit.

(F)	Only certain parcels at these Properties have been pledged as collateral on a secured line of credit.

(G)	Includes non-property mortgages and credit line mortgages.

(H)	Asset balance is classified as held for sale.

SCHEDULE III
CBL & ASSOCIATES PROPERTIES, INC.
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2012
(In thousands)

CBL & ASSOCIATES PROPERTIES, INC.

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

The changes in real estate assets and accumulated depreciation for the years ending December 31, 2012, 2011, and 2010 are set forth below (in thousands):

	Year Ended December 31,
	2012	2011	2010
REAL ESTATE ASSETS:
Balance at beginning of period	$7,767,819	$8,611,331	$8,600,875
Additions during the period:
Additions and improvements	217,161	201,359	170,696
Acquisitions of real estate assets	474,623	11,197	72,907
Deductions during the period:
Disposals, deconsolidations and accumulated depreciation on impairments	(108,554)	(999,685)	(183,762)
Transfers from real estate assets	808	(476)	(23,950)
Impairment of real estate assets	(50,844)	(55,907)	(25,435)
Balance at end of period	$8,301,013	$7,767,819	$8,611,331

ACCUMULATED DEPRECIATION:
Balance at beginning of period	$1,762,149	$1,721,194	$1,505,840
Depreciation expense	247,702	260,847	268,386
Accumulated depreciation on real estate assets sold, retired or deconsolidated and on impairments	(37,820)	(219,892)	(53,032)
Balance at end of period	$1,972,031	$1,762,149	$1,721,194

Schedule IV
CBL & ASSOCIATES PROPERTIES, INC.
MORTGAGE NOTES RECEIVABLE ON REAL ESTATE
AT DECEMBER 31, 2012
(In thousands)

Name Of Center/Location	Interest Rate		Final Maturity Date	Monthly Payment Amount (1)			Balloon Payment At Maturity	Prior Liens	Face Amount Of Mortgage	Carrying Amount Of Mortgage (2)	Principal Amount Of Mortgage Subject To Delinquent Principal Or Interest
FIRST MORTGAGES:
Coastal Grand-MyrtleBeach - Myrtle Beach, SC	7.75%		Oct-2014	$58	(3)		$9,000	None	$9,000	$9,000	$—
One Park Place - Chattanooga, TN	5.00%		May-2022	21	(4)		2,007	None	3,200	1,902	—
Village Square - Houghton Lake, MI and Village at Wexford - Cadillac, MI	4.25%	(5)	Mar-2015	10	(3)	(4)	2,600	None	2,627	2,600	—
OTHER	2.71% - 12.00%	(7)	Jul-2011/ Jan-2047	17			3,418		6,460	5,881	78
				$106			$17,025		$21,287	$19,383	$78

(1)  Equal monthly installments comprised of principal and interest, unless otherwise noted.
(2)  The aggregate carrying value for federal income tax purposes was $19,383 at December 31, 2012.
(3)  Payment represents interest only.
(4)  Loans included in the schedule above which were extended or renewed during the year ended December 31, 2012 aggregated approximately $4,607.
(5)  Interest rate increases annually to 4.50% on April 1, 2013 and 4.75% on April 1, 2014.
(6) Unpaid principal and interest are due upon maturity. Subsequent to December 31, 2012, $3,525 was paid to reduce the balance of the note receivable.
(7)  Mortgage and other notes receivable aggregated in Other included a variable-rate note that bears interest at prime plus 2.0%, currently at 5.25%, and a variable-rate note that bears interest at LIBOR plus 2.50%.

The changes in mortgage notes receivable were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Beginning balance	$34,239	$30,519	$38,208
Additions	—	15,334	1,001
Receipt of land in lieu of payment	—	(2,235)	—
Non-cash transfer	(12,741)	—	(7,081)
Write-off of uncollectible amounts	—	(1,900)	—
Payments	(2,115)	(7,479)	(1,609)
Ending balance	$19,383	$34,239	$30,519

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended through May 2, 2011 (v)
3.2	Amended and Restated Bylaws of the Company, as amended through May 2, 2011 (v)
4.1	See Amended and Restated Certificate of Incorporation of the Company, as amended, and Amended and Restated Bylaws of the Company relating to the Common Stock, Exhibits 3.1 and 3.2 above
4.2	Certificate of Designations, dated June 25, 1998, relating to the 9.0% Series A Cumulative Redeemable Preferred Stock (d)
4.3	Certificate of Designation, dated April 30, 1999, relating to the Series 1999 Junior Participating Preferred Stock (d)
4.4	Terms of Series J Special Common Units of the Operating Partnership, pursuant to Article 4.4 of the Second Amended and Restated Partnership Agreement of the Operating Partnership (d)
4.5	Certificate of Designations, dated June 11, 2002, relating to the 8.75% Series B Cumulative Redeemable Preferred Stock (e)
4.6	Acknowledgement Regarding Issuance of Partnership Interests and Assumption of Partnership Agreement (g)
4.7	Certificate of Designations, dated August 13, 2003, relating to the 7.75% Series C Cumulative Redeemable Preferred Stock (f)
4.8	Certificate of Correction of the Certificate of Designations relating to the 7.75% Series C Cumulative Redeemable Preferred Stock (h)
4.9	Certificate of Designations, dated December 10, 2004, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (h)
4.9.1	Amended and Restated Certificate of Designations, dated February 25, 2010, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (q)
4.9.2	Second Amended and Restated Certificate of Designations, dated October 14, 2010, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (s)
4.10	Certificate of Designations, dated October 1, 2012, relating to the 6.625% Series E Cumulative Redeemable Preferred Stock (z)
4.11	Terms of the Series S Special Common Units of the Operating Partnership, pursuant to the Third Amendment to the Second Amended and Restated Partnership Agreement of the Operating Partnership (i)
4.12	Terms of the Series L Special Common Units of the Operating Partnership, pursuant to the Fourth Amendment to the Second Amended and Restated Partnership Agreement of the Operating Partnership (j)
4.13	Terms of the Series K Special Common Units of the Operating Partnership, pursuant to the First Amendment to the Third Amended and Restated Partnership Agreement of the Operating Partnership (j)
10.1.1	Fourth Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated November 2, 2010 (t)
10.1.2	Certificate of Designation, dated October 1, 2012, relating to the 6.625% Series E Cumulative Preferred Units (aa)
10.2	Property Management Agreement between the Operating Partnership and the Management Company (a)
10.3	Property Management Agreement relating to Retained Properties (a)
10.4	Subscription Agreement relating to purchase of the Common Stock and Preferred Stock of the Management Company (a)
10.5.1	CBL & Associates Properties, Inc. Second Amended and Restated Stock Incentive Plan† (r)
10.5.2	Form of Stock Restriction Agreement for restricted stock awards in 2006 and subsequent years† (l)
10.5.3	First Amendment to CBL & Associates Properties, Inc. Second Amended and Restated Stock Incentive Plan† (w)
10.5.4	CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (x)
10.5.5	Form of Stock Restriction Agreement for Restricted Stock Awards under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan†

Exhibit Number	Description
10.6	Form of Indemnification Agreements between the Company and the Management Company and their officers and directors (a)
10.7.1	Employment Agreement for Charles B. Lebovitz† (a)
10.7.2	Employment Agreement for John N. Foy† (a)
10.7.3	Employment Agreement for Stephen D. Lebovitz† (a)
10.7.4	Summary Description of CBL & Associates Properties, Inc. Director Compensation Arrangements†
10.7.5	CBL & Associates Properties, Inc. Tier III Post-65 Retiree Program† (bb)
10.8.1	Option Agreement relating to certain Retained Properties (a)
10.8.2	Option Agreement relating to Outparcels (a)
10.9.1	Property Partnership Agreement relating to Hamilton Place (a)
10.9.2	Property Partnership Agreement relating to CoolSprings Galleria (a)
10.10.1	Acquisition Option Agreement relating to Hamilton Place (a)
10.10.2	Acquisition Option Agreement relating to the Hamilton Place Centers (a)
10.11.1	Second Amended and Restated Credit Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et al., dated as of November 2, 2009 (p)
10.11.2
Letter Agreement, dated October 19, 2010, concerning Second Amended and Restated Credit Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et al., dated as of November 2, 2009 (u)

10.11.3
First Amendment to Second Amended and Restated Credit Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et al., dated as of June 29, 2011 (w)

10.11.4
Letter Agreement, dated July 12, 2011, concerning First Amendment to Second Amended and Restated Credit Agreement by and among the Operating Partnership and the Company and Wells Fargo Bank, National Association, et. al., dated as of June 29, 2011 (w)

10.13.1	Share Ownership Agreement by and among the Company and its related parties and the Jacobs entities, dated as of January 31, 2001 (c)
10.14.1	Registration Rights Agreement by and between the Company and the Holders of SCU’s listed on Schedule A thereto, dated as of January 31, 2001 (c)
10.14.2	Registration Rights Agreement by and between the Company and Frankel Midland Limited Partnership, dated as of January 31, 2001 (c)
10.14.3	Registration Rights Agreement by and between the Company and Hess Abroms Properties of Huntsville, dated as of January 31, 2001 (c)
10.14.4	Registration Rights Agreement by and between the Company and the Holders of Series S Special Common Units of the Operating Partnership listed on Schedule A thereto, dated July 28, 2004 (i)
10.14.5	Form of Registration Rights Agreements between the Company and Certain Holders of Series K Special Common Units of the Operating Partnership, dated as of November 16, 2005 (j)
10.15.1	Amended and Restated Loan Agreement between the Operating Partnership, The Lakes Mall, LLC, Lakeshore/Sebring Limited Partnership and First Tennessee Bank National Association, dated June 15, 2011 (w)
10.15.2	Amended and Restated Loan Agreement between the Operating Partnership and First Tennessee Bank National Association, dated June 8, 2012 (y)
10.15.3	Amended and Restated Loan Agreement by and amoung the Operating Partnership, the Company and First Tennessee Bank National Association, et. a. dated February 22, 2013 (cc)
10.16
Amended and Restated Limited Liability Company Agreement of JG Gulf Coast Town Center LLC by and between JG Gulf Coast Member LLC, an Ohio limited liability company and CBL/Gulf Coast, LLC, a Florida limited liability company, dated April 27, 2005 (j)

10.17.1	Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Oak Park Mall named therein, dated as of October 17, 2005 (j)
10.17.2	First Amendment to Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Oak Park Mall named therein, dated as of November 8, 2005 (j)

Exhibit Number	Description
10.17.3	Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Eastland Mall named therein, dated as of October 17, 2005 (j)
10.17.4	First Amendment to Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Eastland Mall named therein, dated as of November 8, 2005 (j)
10.17.5	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and the owners of Hickory Point Mall named therein, dated as of October 17, 2005 (j)
10.17.6	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and the owner of Eastland Medical Building, dated as of October 17, 2005 (j)
10.17.7
Letter Agreement, dated as of October 17, 2005, between the Company and the other parties to the acquisition agreements listed above for Oak Park Mall, Eastland Mall, Hickory Point Mall and Eastland Medical Building (j)

10.18.1
Master Transaction Agreement by and among REJ Realty LLC, JG Realty Investors Corp., JG Manager LLC, JG North Raleigh L.L.C., JG Triangle Peripheral South LLC, and the Operating Partnership, effective October 24, 2005 (k)

10.18.2
Amended and Restated Limited Liability Company Agreement of Triangle Town Member, LLC by and among CBL Triangle Town Member, LLC and REJ Realty LLC, JG Realty Investors Corp. and JG Manager LLC, effective as of November 16, 2005 (k)

10.19.1	Contribution Agreement among Westfield America Limited Partnership, as Transferor, and CW Joint Venture, LLC, as Transferee, and CBL & Associates Limited Partnership, dated August 9, 2007 (m)
10.19.2
 Contribution Agreement among CBL & Associates Limited Partnership, as Transferor, St. Clair Square, GP, Inc. and CW Joint Venture, LLC, as Transferee, and Westfield America Limited Partnership, dated August 9, 2007 (m)

10.19.3	Purchase and Sale Agreement between Westfield America Limited Partnership, as Transferor, and CBL & Associates Limited Partnership, as Transferee, dated August 9, 2007 (m)
10.20.1
Unsecured Term Loan Agreement, dated April 22, 2008, by and among CBL & Associates Limited Partnership, as Borrower, and CBL & Associates Properties, Inc., as Parent, Wells Fargo Bank, National Association, as Administrative Agent and Lead Arranger, Accrual Capital Corporation, as Syndication Agent, U.S. Bank National Association and Fifth Third Bank (n)

10.20.2
Joinder in Unsecured Term Loan Agreement, dated April 30, 2008, by and among CBL & Associates Limited Partnership, as Borrower, and CBL & Associates Properties, Inc., as Parent, Wells Fargo Bank, National Association, as Administrative Agent and Lead Arranger, and Raymond James Bank FSB (n)

10.20.3
Joinder in Unsecured Term Loan Agreement, dated May 7, 2008, by and among CBL & Associates Limited Partnership, as Borrower, and CBL & Associates Properties, Inc., as Parent, Wells Fargo Bank, National Association, as Administrative Agent and Lead Arranger, and Regions Bank (n)

10.21.1	Seventh Amended and Restated Credit Agreement between CBL & Associates Limited Partnership and Wells Fargo Bank, National Association, et al., dated September 28, 2009 (o)
10.21.2	First Amendment to Seventh Amended and Restated Credit Agreement between CBL & Associates Limited Partnership and Wells Fargo Bank, National Association, et al., dated July 26, 2011 (w)
10.22	Narrative Summary of Material Terms of Aircraft Purchase Effective June 1, 2011 (w)
10.23.1	Third Amended and Restated Credit Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et al., dated November 13, 2012
10.23.2	First Amendment to Third Amended and Restated Credit Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et al., dated January 31, 2013
10.24.1	Eighth Amended and Restated Credit Agreement between CBL & Associates Limited Partnership and Wells Fargo Bank, National Association, et al., dated November 13, 2012
10.24.2	First Amendment to Eighth Amended and Restated Credit Agreement between CBL & Associates Limited Partnership and Wells Fargo Bank, National Association, et al., dated January 31, 2013
12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends
21	Subsidiaries of the Company
23	Consent of Deloitte & Touche LLP
24	Power of Attorney

Exhibit Number	Description
31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(a)	Incorporated by reference to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 33-67372), as filed with the Commission on January 27, 1994.*

(b)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.*

(c)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on February 6, 2001.*

(d)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

(e)	Incorporated by reference from the Company's Current Report on Form 8-K, dated June 10, 2002, filed on June 17, 2002.*

(f)	Incorporated by reference from the Company's Registration Statement on Form 8-A, filed on August 21, 2003.*

(g)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*

(h)	Incorporated by reference from the Company's Registration Statement on Form 8-A, filed on December 10, 2004.*

(i)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.*

(j)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on November 22, 2005.*

(k)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.*

(l)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on May 24, 2006.*

(m)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

(n)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

(o)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on September 30, 2009.*

(p)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on November 5, 2009.*

(q)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on March 1, 2010.*

(r)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.*

(s)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on October 18, 2010.*

(t)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on November 5, 2010.*

(u)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.*

(v)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on May 4, 2011.*

(w)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.*

(x)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on May 10, 2012.*

(y)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.*

(z)	Incorporated by reference from the Company's Registration Statement on Form 8-A, filed on October 1, 2012.*

(aa)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on October 5, 2012.*

(bb)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on November 9, 2012.*

(cc)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on February 28, 2013.*

†	A management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.

* Commission File No. 1-12494