Form 10-Q
period 2013-03-31
CBL & ASSOCIATES PROPERTIES INC
filed 2013-05-10
CIK 910612

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
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
As of May 2, 2013, there were 164,559,974 shares of common stock, par value $0.01 per share, outstanding.

CBL & Associates Properties, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1:   Financial Statements

CBL & Associates Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

ASSETS	March 31, 2013	December 31, 2012
Real estate assets:
Land	$905,310	$905,339
Buildings and improvements	7,215,147	7,228,293
	8,120,457	8,133,632
Accumulated depreciation	(2,026,560)	(1,972,031)
	6,093,897	6,161,601
Held for sale	—	29,425
Developments in progress	164,948	137,956
Net investment in real estate assets	6,258,845	6,328,982
Cash and cash equivalents	66,580	78,248
Receivables:
Tenant, net of allowance for doubtful accounts of $2,054 and $1,977 in 2013 and 2012, respectively	76,331	78,963
Other, net of allowance for doubtful accounts of $1,283 and $1,270 in 2013 and 2012, respectively	15,571	8,467
Mortgage and other notes receivable	22,337	25,967
Investments in unconsolidated affiliates	275,349	259,810
Intangible lease assets and other assets	275,064	309,299
	$6,990,077	$7,089,736

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness	$4,680,521	$4,745,683
Accounts payable and accrued liabilities	302,946	358,874
Total liabilities	4,983,467	5,104,557
Commitments and contingencies (Notes 5 and 11)
Redeemable noncontrolling interests:
Redeemable noncontrolling partnership interests	43,615	40,248
Redeemable noncontrolling preferred joint venture interest	423,719	423,834
Total redeemable noncontrolling interests	467,334	464,082
Shareholders' equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized:
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding	18	18
6.625% Series E Cumulative Redeemable Preferred Stock, 690,000 shares outstanding	7	7
Common stock, $.01 par value, 350,000,000 shares authorized, 163,387,752 and 161,309,652 issued and outstanding in 2013 and 2012, respectively	1,634	1,613
Additional paid-in capital	1,804,108	1,773,630
Accumulated other comprehensive income	7,850	6,986
Dividends in excess of cumulative earnings	(472,184)	(453,561)
Total shareholders' equity	1,341,433	1,328,693
Noncontrolling interests	197,843	192,404
Total equity	1,539,276	1,521,097
	$6,990,077	$7,089,736
The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
REVENUES:
Minimum rents	$170,478	$157,510
Percentage rents	4,915	3,452
Other rents	5,297	5,286
Tenant reimbursements	74,359	69,692
Management, development and leasing fees	3,075	2,469
Other	7,853	8,060
Total revenues	265,977	246,469

OPERATING EXPENSES:
Property operating	41,078	36,865
Depreciation and amortization	71,555	62,258
Real estate taxes	23,042	22,329
Maintenance and repairs	14,691	12,757
General and administrative	13,424	13,800
Other	6,656	6,758
Total operating expenses	170,446	154,767
Income from operations	95,531	91,702
Interest and other income	727	1,075
Interest expense	(59,828)	(59,831)
Gain on sales of real estate assets	543	94
Equity in earnings of unconsolidated affiliates	2,619	1,266
Income tax benefit	174	228
Income from continuing operations	39,766	34,534
Operating income (loss) from discontinued operations	(662)	1,106
Gain on discontinued operations	781	911
Net income	39,885	36,551
Net income attributable to noncontrolling interests in:
Operating partnership	(3,491)	(4,362)
Other consolidated subsidiaries	(6,081)	(6,140)
Net income attributable to the Company	30,313	26,049
Preferred dividends	(11,223)	(10,594)
Net income attributable to common shareholders	$19,090	$15,455

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)
(Continued)

	Three Months Ended March 31,
	2013	2012
Basic per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.12	$0.09
Discontinued operations	—	0.01
Net income attributable to common shareholders	$0.12	$0.10
Weighted-average common shares outstanding	161,540	148,495

Diluted earnings per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.12	$0.09
Discontinued operations	—	0.01
Net income attributable to common shareholders	$0.12	$0.10
Weighted-average common and potential dilutive common shares outstanding	161,540	148,538

Amounts attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$18,989	$13,880
Discontinued operations	101	1,575
Net income attributable to common shareholders	$19,090	$15,455

Dividends declared per common share	$0.23	$0.22

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$39,885	$36,551

Other comprehensive income:
Unrealized holding gain on available-for-sale securities	764	1,518
Unrealized loss on hedging instruments	(281)	(278)
Reclassification adjustment on hedging instruments included in net income	557	562
Total other comprehensive income	1,040	1,802

Comprehensive income	40,925	38,353
Comprehensive income attributable to noncontrolling interests in:
Operating partnership	(3,667)	(4,757)
Other consolidated subsidiaries	(6,081)	(6,140)
Comprehensive income attributable to the Company	$31,177	$27,456

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands)
 (Unaudited)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Partnership Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2012	$32,271	$23	$1,484	$1,657,927	$3,425	$(399,581)	$1,263,278	$207,113	$1,470,391
Net income	1,089	—	—	—	—	26,049	26,049	4,269	30,318
Other comprehensive income	14	—	—	—	1,407	—	1,407	381	1,788
Redemption of Operating Partnership common units	—	—	—	—	—	—	—	(6,359)	(6,359)
Dividends declared - common stock	—	—	—	—	—	(32,700)	(32,700)	—	(32,700)
Dividends declared - preferred stock	—	—	—	—	—	(10,594)	(10,594)	—	(10,594)
Issuance of common stock and restricted common stock	—	—	2	282	—	—	284	—	284
Cancellation of restricted common stock	—	—	—	(247)	—	—	(247)	—	(247)
Exercise of stock options	—	—	1	2,337	—	—	2,338	—	2,338
Accrual under deferred compensation arrangements	—	—	—	14	—	—	14	—	14
Amortization of deferred compensation	—	—	—	1,041	—	—	1,041	—	1,041
Distributions to noncontrolling interests	(1,893)	—	—	—	—	—	—	(9,454)	(9,454)
Adjustment for noncontrolling interests	843	—	—	1,811	—	—	1,811	(2,654)	(843)
Adjustment to record redeemable noncontrolling interests at redemption value	4,272	—	—	(4,272)	—	—	(4,272)	—	(4,272)
Balance, March 31, 2012	$36,596	$23	$1,487	$1,658,893	$4,832	$(416,826)	$1,248,409	$193,296	$1,441,705

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands)
(Unaudited)
(Continued)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Partnership Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2013	$40,248	$25	$1,613	$1,773,630	$6,986	$(453,561)	$1,328,693	$192,404	$1,521,097
Net income	788	—	—	—	—	30,313	30,313	3,698	34,011
Other comprehensive income	10	—	—	—	864	—	864	166	1,030
Issuance of common stock	—	—	19	43,850	—	—	43,869	—	43,869
Dividends declared - common stock	—	—	—	—	—	(37,713)	(37,713)	—	(37,713)
Dividends declared - preferred stock	—	—	—	—	—	(11,223)	(11,223)	—	(11,223)
Issuance of restricted common stock	—	—	2	(2)	—	—	—	—	—
Cancellation of restricted common stock	—	—	—	(402)	—	—	(402)	—	(402)
Amortization of deferred compensation	—	—	—	1,464	—	—	1,464	—	1,464
Distributions to noncontrolling interests	(1,744)	—	—	—	—	—	—	(8,544)	(8,544)
Adjustment for noncontrolling interests	157	—	—	(10,909)	—	—	(10,909)	10,752	(157)
Adjustment to record redeemable noncontrolling interests at redemption value	4,156	—	—	(3,523)	—	—	(3,523)	(633)	(4,156)
Balance, March 31, 2013	$43,615	$25	$1,634	$1,804,108	$7,850	$(472,184)	$1,341,433	$197,843	$1,539,276

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,885	$36,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,662	63,273
Net amortization of deferred finance costs and debt premiums	1,586	2,071
Net amortization of intangible lease assets and liabilities	(314)	272
Gain on sales of real estate assets	(543)	(587)
Gain on discontinued operations	(781)	(911)
Write-off of development projects	2	(124)
Share-based compensation expense	1,464	1,275
Loss on impairment of real estate from discontinued operations	—	293
Equity in earnings of unconsolidated affiliates	(2,619)	(1,266)
Distributions of earnings from unconsolidated affiliates	4,465	3,167
Provision for doubtful accounts	698	668
Change in deferred tax accounts	2,661	2,823
Changes in:
Tenant and other receivables	102	8,236
Other assets	—	756
Accounts payable and accrued liabilities	(50,763)	(24,675)
Net cash provided by operating activities	67,505	91,822

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(42,567)	(42,862)
Reductions to restricted cash	1,697	15,067
Proceeds from sales of real estate assets	44,328	35,547
Payments received on mortgage and other notes receivable	3,630	599
Proceeds from sales of available-for-sale securities	11,002	—
Additional investments in and advances to unconsolidated affiliates	(20,588)	(3,908)
Distributions in excess of equity in earnings of unconsolidated affiliates	4,343	3,741
Changes in other assets	(1,816)	(746)
Net cash provided by investing activities	29	7,438

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$247,209	$581,791
Principal payments on mortgage and other indebtedness	(307,697)	(611,382)
Additions to deferred financing costs	(651)	(1,105)
Proceeds from issuances of common stock	43,869	42
Proceeds from exercises of stock options	—	1,334
Purchase of noncontrolling interest in the Operating Partnership	—	(6,359)
Contributions from noncontrolling interests	—	285
Distributions to noncontrolling interests	(15,224)	(16,539)
Dividends paid to holders of preferred stock	(11,223)	(10,594)
Dividends paid to common shareholders	(35,485)	(31,156)
Net cash used in financing activities	(79,202)	(93,683)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,668)	5,577
CASH AND CASH EQUIVALENTS, beginning of period	78,248	56,092
CASH AND CASH EQUIVALENTS, end of period	$66,580	$61,669

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$57,775	$57,054

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share data)
Note 1 – Organization and Basis of Presentation
CBL & Associates Properties, Inc. (“CBL”), a Delaware corporation, is a self-managed, self-administered, fully-integrated real estate investment trust (“REIT”) that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air centers, outlet centers, associated centers, community centers and office properties.  Its properties are located in 27 states, but are primarily in the southeastern and midwestern United States.
CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the “Operating Partnership”). As of March 31, 2013, the Operating Partnership owned controlling interests in 77 regional malls/open-air and outlet centers (including one mixed-use center), 28 associated centers (each located adjacent to a regional mall), six community centers and eight office buildings, including CBL’s corporate office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a variable interest entity ("VIE").  At March 31, 2013, the Operating Partnership owned noncontrolling interests in nine regional malls/open-air centers, four associated centers, four community centers and seven office buildings. Because one or more of the other partners have substantive participating rights, the Operating Partnership does not control these partnerships and joint ventures and, accordingly, accounts for these investments using the equity method. The Operating Partnership had controlling interests in one outlet center development, four mall expansions, one community center development, two mall redevelopments and one associated center redevelopment at March 31, 2013.  The Operating Partnership had a noncontrolling interest in one community center development at March 31, 2013. The Operating Partnership also holds options to acquire certain development properties owned by third parties.
CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At March 31, 2013, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 83.7% limited partner interest for a combined interest held by CBL of 84.7%.
The noncontrolling interest in the Operating Partnership is held by CBL & Associates, Inc., its shareholders and affiliates and certain senior officers of the Company, all of which contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993 (collectively “CBL’s Predecessor”) and by various third parties. At March 31, 2013, CBL’s Predecessor owned a 9.4% limited partner interest and the third parties owned a 5.9% limited partner interest in the Operating Partnership.  CBL’s Predecessor also owned 3.2 million shares of CBL’s common stock at March 31, 2013, for a total combined effective interest of 11.1% in the Operating Partnership.
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
The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. All intercompany transactions have been eliminated. The results for the interim period ended March 31, 2013 are not necessarily indicative of the results to be obtained for the full fiscal year.
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
These condensed consolidated financial statements should be read in conjunction with CBL’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2012.

Note 2 – Recent Accounting Pronouncements
 Accounting Guidance Adopted
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). The objective of ASU 2013-02 is to improve reporting of reclassifications out of accumulated other comprehensive income ("AOCI") by presenting information about such reclassifications and their corresponding effect on net income primarily in one place either on the face of the financial statements or in the notes. ASU 2013-02 requires an entity to disclose information by component for significant amounts reclassified out of AOCI if the amounts reclassified are required to be reclassified under GAAP to net income in their entirety in the same reporting period. For amounts not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. For public companies, this guidance was effective on a prospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2012. ASU 2013-02 did not change the calculation of or amounts reported as net income and comprehensive income but did change the presentation of the components of AOCI reported in the Company's condensed consolidated financial statements.
Accounting Pronouncements Not Yet Effective
In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date ("ASU 2013-04"). ASU 2013-04 addresses the diversity in practice related to the recognition, measurement and disclosure of certain obligations which are not addressed within existing GAAP guidance. Such obligations under the scope of ASU 2013-04 include debt arrangements, other contractual obligations, settled litigation and judicial rulings. The guidance requires an entity to measure these joint and several obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors as well as any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose information about the nature and amount of these obligations. For public companies, ASU 2013-04 is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company may elect to use hindsight for the comparative periods (if the Company changes its accounting as a result of the adoption of this guidance). Early adoption is permitted. The Company is evaluating the impact that this update may have on its consolidated financial statements.

Note 3 – Fair Value Measurements

The Company has categorized its financial assets and financial liabilities that are recorded at fair value into a hierarchy in accordance with Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosure, ("ASC 820") based on whether the inputs to valuation techniques are observable or unobservable.  The fair value hierarchy contains three levels of inputs that may be used to measure fair value as follows:

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

Fair Value Measurements on a Recurring Basis

The following tables set forth information regarding the Company’s financial instruments that are measured at fair value on a recurring basis in the accompanying condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012:

		Fair Value Measurements at Reporting Date Using
	Fair Value at March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$17,320	$17,320	$—	$—
Privately-held debt and equity securities	2,475	—	—	2,475
Interest rate cap	—	—	—	—

Liabilities:
Interest rate swaps	$5,529	$—	$5,529	$—

		Fair Value Measurements at Reporting Date Using
	Fair Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$27,679	$16,556	$—	$11,123
Privately-held debt and equity securities	2,475	—	—	2,475
Interest rate cap	—	—	—	—

Liabilities:
Interest rate swaps	$5,805	$—	$5,805	$—

The Company recognizes transfers in and out of every level at the end of each reporting period. There were no transfers between Levels 1, 2, or 3 for any periods presented.

Intangible lease assets and other assets in the condensed consolidated balance sheets include marketable securities consisting of corporate equity securities and bonds that are classified as available-for-sale.  Net unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of AOCI in redeemable noncontrolling interests, shareholders’ equity and noncontrolling interests.  If a decline in the value of an investment is deemed to be other than temporary, the investment is written down to fair value and an impairment loss is recognized in the current period to the extent of the decline in value. During the three months ended March 31, 2013 and 2012, the Company did not record any write-downs related to other-than-temporary impairments.  During the three months ended March 31, 2013 and 2012, the Company did not recognize any realized gains or losses related to sales of marketable securities. The fair values of the Company’s available-for-sale securities are based on quoted market prices and are classified under Level 1.  Tax increment financing bonds ("TIF bonds"), which were classified as Level 3 as of December 31, 2012, were redeemed during the three month period ended March 31, 2013. The following is a summary of the available-for-sale securities held by the Company as of March 31, 2013 and December 31, 2012:

		Gross Unrealized
	Adjusted Cost	Gains	Losses	Fair Value
March 31, 2013:
Common stocks	$4,195	$13,125	$—	$17,320

		Gross Unrealized
	Adjusted Cost	Gains	Losses	Fair Value
December 31, 2012:
Common stocks	$4,195	$12,361	$—	$16,556
Government and government-sponsored entities	11,123	—	—	11,123
	$15,318	$12,361	$—	$27,679

The Company uses interest rate swaps and caps to mitigate the effect of interest rate movements on its variable-rate debt.  The Company had four interest rate swaps and one interest rate cap as of March 31, 2013 and December 31, 2012, that qualify as hedging instruments and are designated as cash flow hedges.  The interest rate cap is included in intangible lease assets and other assets and the interest rate swaps are reflected in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.  The swaps and cap have predominantly met the effectiveness test criteria since inception and changes in their fair values are, thus, primarily reported in other comprehensive income (loss) ("OCI/L") and are reclassified into earnings in the same period or periods during which the hedged items affect earnings.  The fair values of the Company’s interest rate hedges, classified under Level 2, are determined based on prevailing market data for contracts with matching durations, current and anticipated London Interbank Offered Rate (“LIBOR”) information, consideration of the Company’s credit standing, credit risk of the counterparties and reasonable estimates about relevant future market conditions.  See Note 6 for further information regarding the Company’s interest rate hedging instruments.
The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments.  Based on the interest rates for similar financial instruments, the carrying value of mortgage and other notes receivable is a reasonable estimate of fair value.  The estimated fair value of mortgage and other indebtedness was $4,969,289 and $5,058,411 at March 31, 2013 and December 31, 2012, respectively.  The fair value was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently. The carrying amount of mortgage and other indebtedness was $4,680,521 and $4,745,683 at March 31, 2013 and December 31, 2012, respectively.
Prior to February 2013, the Company held TIF bonds, which had a 2028 maturity date and were received in a private placement as consideration for infrastructure improvements made by the Company related to the development of a community center. The Company had the intent and ability to hold the TIF bonds through the recovery period. The Company adjusted the bonds to their net realizable value as of December 31, 2012 and they were redeemed in January 2013. Due to the significant unobservable estimates and assumptions used in the valuation of the TIF bonds, such as the forecasted growth in sales and lack of marketability discount, the Company had classified the TIF bonds under Level 3 in the fair value hierarchy. The following table provides a reconciliation of changes between the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3):

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Available-for-sale securities (Level 3):
Balance, beginning of period	$11,123	$11,829
Redemption of TIF bonds	(11,002)	—
Reclassification adjustment AOCI	—	1,542
Transfer out of Level 3 (1)	(121)	(2,248)
Balance, end of period	$—	$11,123
(1) The TIF bonds were adjusted to their net realizable value as of December 31, 2012 and were redeemed in January 2013. The difference in estimate was recorded as a transfer to real estate assets.
The Company holds a secured convertible promissory note from Jinsheng Group (“Jinsheng”), in which the Company also holds a cost-method investment.  The secured convertible note is non-interest bearing and is secured by shares of Jinsheng.  Since the secured convertible note is non-interest bearing and there is no active market for Jinsheng’s debt, the Company performed a probability-weighted discounted cash flow analysis using various sale, redemption and initial public offering ("IPO") exit strategies. The fair value analysis as of March 31, 2013 forecasts a 0% to 10% reduction in estimated cash flows. Sale and IPO scenarios employ capitalization rates ranging from 10% to 12% which are discounted 20% for lack of marketability. Due to the significant unobservable estimates and assumptions used in the valuation of the note, the Company has classified it under Level 3 in the fair value hierarchy.  Based on the valuation as of March 31, 2013, the Company has determined that the current balance of the secured convertible note of $2,475 is not impaired.  There were no changes in the $2,475 classified as privately-held debt and equity securities (Level 3) for the period from January 1, 2012 through March 31, 2013. See Note 5 for further discussion.
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
Fair Value Measurements on a Nonrecurring Basis
The Company measures the fair value of certain long-lived assets on a nonrecurring basis, through quarterly impairment testing or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company considers both quantitative and qualitative factors in its impairment analysis of long-lived assets. Significant quantitative factors include historical and forecasted information for each property such as net operating income ("NOI"), occupancy statistics and sales levels. Significant qualitative factors used include market conditions, age and condition of the property and tenant mix. Due to the significant unobservable estimates and assumptions used in the valuation of long-lived assets that experience impairment, the Company classifies such long-lived assets under Level 3 in the fair value hierarchy. As of March 31, 2013, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis for which the carrying value exceeded fair value.

Note 4 – Acquisitions and Discontinued Operations
Acquisition
Subsequent to March 31, 2013, the Company acquired the remaining 51% noncontrolling interest in Kirkwood Mall in Bismarck, ND. See Notes 5 and 15 for additional information.
Discontinued Operations
The results of operations of the properties described below, as well as any gains or impairment losses related to those properties, are included in discontinued operations for all periods presented, as applicable.
In March 2013, the Company sold three office buildings. One office building, 1500 Sunday Drive, located in Raleigh, NC, was sold for a gross sales price of $8,300 less commissions and customary closing costs for a net sales price of $7,862. The Company recorded a $634 loss related to the sale of this office building in the first quarter of 2013. Additionally, the Company sold its Peninsula I and II office buildings, located in Newport News, VA, for a gross sales price of $5,250 less commissions and customary closing costs for a net sales price of $5,121. The Company recorded a gain of $590 attributable to the sale of the Peninsula I and II buildings in the first quarter of 2013. Net proceeds from these sales were used to reduce the outstanding borrowings on the Company's credit facilities.

In January 2013, the Company sold its Lake Point and Suntrust Bank office buildings, located in Greensboro, NC, for a gross sales price of $30,875 less commissions and customary closing costs for a net sales price of $30,490. Net proceeds from the sale were used to reduce the outstanding borrowings on the Company's credit facilities. These office buildings were classified as held for sale as of December 31, 2012. In the first quarter of 2013, the Company recorded a gain of $824 attributable to the sale.
In December 2012, the Company sold Willowbrook Plaza, a community center located in Houston, TX, for a gross sales price of $24,450 less commissions and customary closing costs for a net sales price of $24,171. Net proceeds from the sale were used to reduce the outstanding borrowings on the Company's credit facilities.
In October 2012, the Company sold Towne Mall, located in Franklin, OH and Hickory Hollow Mall, located in Antioch, TN. Towne Mall sold for a gross sales price of $950 less commissions and customary closing costs for a net sales price of $892. Hickory Hollow Mall sold for a gross sales price of $1,000 less commissions and customary closing costs for a net sales price of $966. Net proceeds from the sale of both malls were used to reduce the outstanding borrowings on the Company's credit facilities.
In July 2012, the Company sold Massard Crossing, a community center located in Fort Smith, AR, for a gross sales price of $7,803 less commissions and customary closing costs for a net sales price of $7,432. Proceeds from the sale were used to reduce the outstanding borrowings on the Company's credit facilities.
In March 2012, the Company completed the sale of the second phase of Settlers Ridge, a community center located in Robinson Township, PA, for a gross sales price of $19,144 less commissions and customary closing costs for a net sales price of $18,951. Net proceeds from the sale were used to reduce the outstanding borrowings on the Company's credit facilities. The Company recorded a gain of $883 attributable to the sale in the first quarter of 2012.
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
Total revenues of the properties described above that are included in discontinued operations were $434 and $4,613 for the three months ended March 31, 2013 and 2012, respectively. The total net investment in real estate assets at the time of sale for the office buildings sold during the three months ended March 31, 2013 was $42,693. There were no outstanding mortgage loans for any of the office buildings that were sold during the three months ended March 31, 2013. Discontinued operations for the three month periods ended March 31, 2013 and 2012 also include settlements of estimated expenses based on actual amounts for properties sold during previous periods.

Note 5 – Unconsolidated Affiliates, Noncontrolling Interests and Cost Method Investments

Unconsolidated Affiliates

At March 31, 2013, the Company had investments in the following 17 entities, which are accounted for using the equity method of accounting:

Joint Venture	Property Name	Company's Interest
CBL/T-C, LLC	CoolSprings Galleria, Oak Park Mall, West County Center and Pearland Town Center	60.3%
CBL-TRS Joint Venture, LLC	Friendly Center, The Shops at Friendly Center and a portfolio of six office buildings	50.0%
CBL-TRS Joint Venture II, LLC	Renaissance Center	50.0%
El Paso Outlet Outparcels, LLC	The Outlet Shoppes at El Paso (vacant land)	50.0%
Fremaux Town Center JV, LLC	Fremaux Town Center	65.0%
Governor’s Square IB	Governor’s Plaza	50.0%
Governor’s Square Company	Governor’s Square	47.5%
High Pointe Commons, LP	High Pointe Commons	50.0%
High Pointe Commons II-HAP, LP	High Pointe Commons - Christmas Tree Shop	50.0%
JG Gulf Coast Town Center LLC	Gulf Coast Town Center	50.0%
Kentucky Oaks Mall Company	Kentucky Oaks Mall	50.0%
Mall of South Carolina L.P.	Coastal Grand—Myrtle Beach	50.0%
Mall of South Carolina Outparcel L.P.	Coastal Grand—Myrtle Beach (Coastal Grand Crossing and vacant land)	50.0%
Port Orange I, LLC	The Pavilion at Port Orange Phase I	50.0%
Triangle Town Member LLC	Triangle Town Center, Triangle Town Commons and Triangle Town Place	50.0%
West Melbourne I, LLC	Hammock Landing Phases I and II	50.0%
York Town Center, LP	York Town Center	50.0%
Although the Company had majority ownership of certain joint ventures during 2013 and 2012, it evaluated the investments and concluded that the other partners or owners in these joint ventures had substantive participating rights, such as approvals of:

•	the pro forma for the development and construction of the project and any material deviations or modifications thereto;

•	the site plan and any material deviations or modifications thereto;

•	the conceptual design of the project and the initial plans and specifications for the project and any material deviations or modifications thereto;

•	any acquisition/construction loans or any permanent financings/refinancings;

•	the annual operating budgets and any material deviations or modifications thereto;

•	the initial leasing plan and leasing parameters and any material deviations or modifications thereto; and

•	any material acquisitions or dispositions with respect to the project.
As a result of the joint control over these joint ventures, the Company accounts for these investments using the equity method of accounting.

Condensed combined financial statement information of these unconsolidated affiliates is as follows:

	As of
ASSETS	March 31, 2013	December 31, 2012
Investment in real estate assets	$2,144,269	$2,143,187
Accumulated depreciation	(509,082)	(492,864)
	1,635,187	1,650,323
Developments in progress	48,495	21,809
Net investment in real estate assets	1,683,682	1,672,132
Other assets	164,980	175,540
Total assets	$1,848,662	$1,847,672

LIABILITIES
Mortgage and other indebtedness	$1,454,672	$1,456,622
Other liabilities	38,776	48,538
Total liabilities	1,493,448	1,505,160

OWNERS' EQUITY
The Company	210,439	196,694
Other investors	144,775	145,818
Total owners' equity	355,214	342,512
Total liabilities and owners' equity	$1,848,662	$1,847,672

	Total for the Three Months Ended March 31,		Company's Share for the Three Months Ended March 31,
	2013	2012	2013	2012
Revenues	$60,719	$62,294	$31,670	$33,411
Depreciation and amortization	(19,148)	(20,766)	(9,948)	(11,111)
Interest expense	(19,668)	(21,111)	(10,072)	(11,203)
Other operating expenses	(18,413)	(18,947)	(9,031)	(9,831)
Net income	$3,490	$1,470	$2,619	$1,266
Fremaux Town Center JV, LLC
In January 2013, the Company formed a 65/35 joint venture, Fremaux Town Center JV, LLC ("Fremaux"), to develop, own and operate Fremaux Town Center, a community center located in Slidell, LA. Construction began in March 2013 with completion expected in July 2014. The partners contributed aggregate initial equity of $20,500, of which the Company's contribution was $18,450. Following the initial formation of Fremaux, all required future contributions will be funded on a 65/35 pro rata basis. In March 2013, Fremaux obtained a construction loan on the property that allows for borrowings up to $46,000 and bears interest at LIBOR plus 2.125%. The loan matures in March 2016 and has two one-year extension options, which are at the joint venture's election, for an outside maturity date of March 2018. The Company has guaranteed 100% of the construction loan. As of March 31, 2013, Fremaux had borrowed $2,698 under the loan. The Company holds the majority ownership interest in Fremaux but the noncontrolling interest partner holds substantive participating rights. As a result, the Company accounted for its investment in Fremaux using the equity method of accounting as of March 31, 2013.
2013 Financings
In March 2013, Renaissance Phase II CMBS, LLC closed on a $16,000 10-year, non-recourse commercial mortgage-backed securities ("CMBS") loan, secured by Renaissance Center Phase II in Durham, NC. The loan bears interest at a fixed rate of 3.4895% and matures in April 2023. Proceeds from the loan were used to retire the existing $15,700 loan that was scheduled to mature in April 2013.
Also during March 2013, CBL-Friendly Center CMBS, LLC closed on a $100,000 10-year, non-recourse CMBS loan, secured by Friendly Center, located in Greensboro, NC. The loan bears interest at a fixed rate of 3.4795% and matures in April

2023. Proceeds from the new loan were used to retire four existing loans aggregating $96,934 that were secured by Friendly Center, Friendly Center Office Building, First National Bank Building, Green Valley Office Building, First Citizens Bank Building and Bank of America Building, all located in Greensboro, NC and scheduled to mature in April 2013.
All of the debt on the properties owned by the unconsolidated affiliates is non-recourse, except for Fremaux, West Melbourne, Port Orange, High Pointe Commons, and Gulf Coast Phase III. See Note 11 for a description of guarantees the Company has issued related to certain unconsolidated affiliates.
Noncontrolling Interests

Redeemable noncontrolling interests include a noncontrolling partnership interest in the Operating Partnership that is not owned by the Company and for which the partnership agreement includes redemption provisions that may require the Company to redeem the partnership interest for real property.  Redeemable noncontrolling interests also includes the aggregate noncontrolling ownership interest in other consolidated subsidiaries that is held by third parties and for which the related partnership agreements contain redemption provisions at the holder’s election that allow for redemption through cash and/or properties.  The total redeemable noncontrolling partnership interests of $43,615 as of March 31, 2013 consisted of noncontrolling interests in the Operating Partnership and in the Company’s consolidated subsidiary that provides security and maintenance services to third parties of $37,574 and $6,041, respectively.  At December 31, 2012, the total redeemable noncontrolling partnership interests of $40,248 consisted of noncontrolling interests in the Operating Partnership and in the Company’s consolidated security and maintenance services subsidiary of $33,835 and $6,413, respectively.
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

	Three Months Ended March 31,
	2013	2012
Beginning Balance	$423,834	$423,834
Net income attributable to redeemable noncontrolling preferred joint venture interest	5,085	5,144
Distributions to redeemable noncontrolling preferred joint venture interest	(5,200)	(5,201)
Ending Balance	$423,719	$423,777
Noncontrolling interests include the aggregate noncontrolling partnership interest in the Operating Partnership that is not owned by the Company and for which each of the noncontrolling limited partners has the right to exchange all or a portion of its partnership interests for shares of the Company’s common stock, or at the Company’s election, their cash equivalent.  Noncontrolling interests also includes the aggregate noncontrolling ownership interest in the Company’s other consolidated subsidiaries that is held by third parties and for which the related partnership agreements either do not include redemption provisions or are subject to redemption provisions that do not require classification outside of permanent equity.  As of March 31, 2013, the total noncontrolling interests of $197,843 consisted of noncontrolling interests in the Operating Partnership and in other consolidated subsidiaries of $135,281 and $62,562 respectively.  The total noncontrolling interests at December 31, 2012 of $192,404 consisted of noncontrolling interests in the Operating Partnership and in other consolidated subsidiaries of $128,907 and $63,497, respectively.
Cost Method Investments
The Company owns a 6.2% noncontrolling interest in subsidiaries of Jinsheng, an established mall operating and real estate development company located in Nanjing, China. As of March 31, 2013, Jinsheng owns controlling interests in eight home furnishing shopping malls.
The Company also holds a secured convertible promissory note secured by 16,565,534 Series 2 Ordinary Shares of Jinsheng (which equates to a 2.275% ownership interest). The secured note is non-interest bearing and was amended by the Company and Jinsheng to extend to May 30, 2013 the Company's right to convert the outstanding amount of the secured note into 16,565,534 Series A-2 Preferred Shares of Jinsheng. The amendment also provides that if Jinsheng should complete an IPO, the secured note will be converted into common shares of Jinsheng immediately prior to the IPO. Furthermore, the secured note will bear interest of 8.0% until the extended maturity date and, if not paid prior to or on the maturity date, will thereafter bear interest at 30.0%.
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
Variable Interest Entities

In the fourth quarter of 2012, the Company acquired a 49% ownership interest in Kirkwood Mall Mezz, LLC, which owns Kirkwood Mall located in Bismarck, ND. The Company determined that its investment in this joint venture represents an interest in a VIE and that the Company is the primary beneficiary, since under the terms of the agreement the Company's equity investment is at risk while the third party had a fixed price for which it would sell its remaining 51% equity interest to the Company. As a result, the joint venture is presented in the accompanying condensed consolidated financial statements as of March 31, 2013 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest. In accordance with its executed agreement, the Company acquired the remaining 51% interest subsequent to March 31, 2013 and assumed $40,368 of non-recourse debt.
In the second quarter of 2012, the Company entered into a joint venture, Gettysburg Outlet Center Holding LLC, with a third party to develop, own, and operate The Outlet Shoppes at Gettysburg. The Company holds a 50% ownership interest in this joint venture. The Company determined that its investment in this joint venture represents an interest in a VIE and that the Company is the primary beneficiary since it has the power to direct activities of the joint venture that most significantly impact the joint venture's economic performance. As a result, the joint venture is presented in the accompanying condensed consolidated financial statements as of March 31, 2013 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest.
In the second quarter of 2012, the Company entered into a joint venture, El Paso Outlet Center Holding, LLC, with a third party to develop, own, and operate The Outlet Shoppes at El Paso. The Company holds a 75% ownership interest in the joint venture. The Company determined that its investment in this joint venture represents an interest in a VIE and that the Company is the primary beneficiary since it has the power to direct the activities of the joint venture that most significantly impact the joint venture's economic performance. As a result, the joint venture is presented in the accompanying condensed consolidated financial statements as of March 31, 2013 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest.

Note 6 – Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following:

	March 31, 2013		December 31, 2012
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$3,694,381	5.43%	$3,776,245	5.42%
Financing method obligation (3)	18,264	8.00%	18,264	8.00%
Total fixed-rate debt	3,712,645	5.44%	3,794,509	5.43%
Variable-rate debt:
Non-recourse term loans on operating properties	123,500	3.28%	123,875	3.36%
Recourse term loans on operating properties	79,980	2.33%	97,682	1.78%
Construction loans	28,114	2.95%	15,366	2.96%
Unsecured lines of credit	458,282	2.06%	475,626	2.07%
Secured line of credit (4)	—	—%	10,625	2.46%
Unsecured term loans	278,000	1.86%	228,000	1.82%
Total variable-rate debt	967,876	2.21%	951,174	2.20%
Total	$4,680,521	4.77%	$4,745,683	4.79%

(1)	Weighted-average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.

(2)
The Company has four interest rate swaps on notional amounts totaling $112,846 as of March 31, 2013 and $113,885 as of December 31, 2012 related to four variable-rate loans on operating properties to effectively fix the interest rate on the respective loans.  Therefore, these amounts are reflected in fixed-rate debt at March 31, 2013 and December 31, 2012.

(3)
This amount represents the noncontrolling partner's equity contributions related to Pearland Town Center that is accounted for as a financing due to certain terms of the CBL/T-C, LLC joint venture agreement.

(4)	The Company converted its secured line of credit to unsecured in February 2013.

Unsecured Lines of Credit

The Company has three unsecured credit facilities that are used for mortgage retirement, working capital, construction and acquisition purposes, as well as issuances of letters of credit.

Wells Fargo Bank NA serves as the administrative agent for a syndicate of financial institutions for the Company's two unsecured $600,000 credit facilities ("Facility A" and "Facility B"). Facility A matures in November 2015 and has a one-year extension option for an outside maturity date of November 2016. Facility B matures in November 2016 and has a one-year extension option for an outside maturity date of November 2017. The extension options on both facilities are at the Company's election, subject to continued compliance with the terms of the facilities, and have a one-time extension fee of 0.20% of the commitment amount of each credit facility.

In February 2013, the Company amended and restated its $105,000 secured credit facility with First Tennessee Bank, NA. The facility was converted from secured to unsecured with a capacity of $100,000 and a maturity date of February 2016.
Borrowings under the three unsecured lines of credit bear interest at LIBOR plus a spread ranging from 155 to 210 basis points based on the Company’s leverage ratio. The Company also pays annual unused facility fees, on a quarterly basis, at rates of either 0.25% or 0.30% based on any unused commitment of each facility. In the event the Company obtains an investment grade rating by either Standard & Poor's or Moody's, the Company may make a one-time irrevocable election to use its credit rating to determine the interest rate on each facility. If the Company were to make such an election, the interest rate on each facility would bear interest at LIBOR plus a spread of 100 to 175 basis points. If the Company obtains and elects to use a credit rating to determine the interest rate on each facility, the Company will begin to pay an annual facility fee that ranges from 0.15% to 0.35% of the total capacity of each facility rather than the unused commitment fees as described above. The three unsecured lines of credit had a weighted-average interest rate of 2.06% at March 31, 2013.

The following summarizes certain information about the Company's unsecured lines of credit as of March 31, 2013:

	Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date
Facility A	$600,000	$300,297	(1)	November 2015	November 2016
First Tennessee	100,000	10,179		February 2016	N/A
Facility B	600,000	147,806		November 2016	November 2017
	$1,300,000	$458,282
(1) There was an additional $825 outstanding on this facility as of March 31, 2013 for letters of credit. Up to $50,000 of the capacity on this facility can be used for letters of credit.
Unsecured Term Loans
The Company had an unsecured term loan of $228,000 with a maturity date of April 2013 that bore interest at LIBOR plus a margin of 1.50% to 1.80%, based on the Company’s leverage ratio, as defined in the loan agreement.  At March 31, 2013, the outstanding borrowings of $228,000 under the unsecured term loan had a weighted-average interest rate of 1.81%. The Company retired this loan subsequent to March 31, 2013. See Note 15 for further information.
In February 2013, under the terms of the Company's amended and restated agreement with First Tennessee Bank, NA described above, the Company obtained a $50,000 unsecured term loan that bears interest at LIBOR plus 1.90% and matures in February 2018. At March 31, 2013, the outstanding borrowings of $50,000 had a weighted-average interest rate of 2.10%.
Letters of Credit
At March 31, 2013, the Company had a line of credit with a total commitment of $1,000 that can only be used for issuing letters of credit. The amount outstanding under this line of credit was $1,000 at March 31, 2013.
Covenants and Restrictions
The agreements to the unsecured lines of credit contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, minimum unencumbered asset and interest ratios, maximum secured indebtedness and limitations on cash flow distributions.  The Company believes that it was in compliance with all covenants and restrictions at March 31, 2013.
The following presents the Company's compliance with key unsecured debt covenant compliance ratios as of March 31, 2013:

Ratio	Required	Actual
Debt to total asset value	< 60%	51.7%
Ratio of unencumbered asset value to unsecured indebtedness	> 1.60x	3.52x
Ratio of unencumbered NOI to unsecured interest expense	> 1.75x	7.72x
Ratio of EBITDA to fixed charges (debt service)	> 1.50x	2.05x
The agreements for the unsecured credit facilities described above contain default provisions customary for transactions of this nature (with applicable customary grace periods). Additionally, any default in the payment of any recourse indebtedness greater than or equal to $50,000 or any non-recourse indebtedness greater than $150,000 (for the Company's ownership share) of the Company, the Operating Partnership or any Subsidiary, as defined, will constitute an event of default under the agreements to the credit facilities. The credit facilities also restrict the Company's ability to enter into any transaction that could result in certain changes in its ownership or structure as described under the heading “Change of Control/Change in Management” in the agreements to the credit facilities. The obligations of the Company under the agreements have been or will be unconditionally guaranteed, jointly and severally, by any subsidiary of the Company to the extent such subsidiary is or becomes a material subsidiary and is not otherwise an excluded subsidiary, as defined in the agreements.
Several of the Company’s malls/open-air centers, associated centers and community centers, in addition to the corporate office building, are owned by special purpose entities that are included in the Company’s condensed consolidated financial statements. The sole business purpose of the special purpose entities is to own and operate these properties. The real estate and other assets owned by these special purpose entities are restricted under the loan agreements in that they are not available to settle other debts of the Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.

Mortgages on Operating Properties
In the first quarter of 2013, the Company retired two loans with an aggregate balance of $77,099, including a $13,460 loan secured by Statesboro Crossing in Statesboro, GA and a $63,639 loan secured by Westmoreland Mall in Greensburg, PA, with borrowings from the Company's credit facilities. Both loans were scheduled to mature in the first quarter of 2013.
The lender of the non-recourse mortgage loan secured by Columbia Place in Columbia, SC notified the Company in the first quarter of 2012 that the loan had been placed in default. Columbia Place generates insufficient income levels to cover the debt service on the mortgage, which had a balance of $27,265 at March 31, 2013, and a contractual maturity date of September 2013. The lender on the loan receives the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments.
See Note 15 for information on an operating property loan retired subsequent to March 31, 2013.
Scheduled Principal Payments
As of March 31, 2013, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, including construction loans and lines of credit, are as follows:

2013	$417,904
2014	220,984
2015	879,696
2016	927,500
2017	552,682
Thereafter	1,669,379
4,668,145
Net unamortized premiums	12,376
$4,680,521
Of the $417,904 of scheduled principal payments in 2013, $125,206 relates to the maturing principal balances of four operating property loans, $228,000 relates to one unsecured term loan and $64,698 represents scheduled principal amortization. Two maturing operating property loans with principal balances totaling $26,200 as of March 31, 2013 have extensions available at the Company's option, leaving approximately $99,006 of loan maturities in 2013 that the Company intends to retire or refinance. Subsequent to March 31, 2013, the Company retired the $228,000 unsecured term loan and one operating property loan with an outstanding balance of $71,740 as of March 31, 2013. See Note 15 for further information. The Company may use its three unsecured credit facilities to retire loans maturing in 2013 as well as to provide flexibility for liquidity purposes.
The Company’s mortgage and other indebtedness had a weighted-average maturity of 4.7 years as of March 31, 2013 and 4.9 years as of December 31, 2012.
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
The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  Such derivatives are used to hedge the variable cash flows associated with variable-rate debt.

As of March 31, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount Outstanding
Interest Rate Cap	1	$123,500
Interest Rate Swaps	4	$112,846

Instrument Type	Location in Condensed Consolidated Balance Sheet	Notional Amount Outstanding	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 3/31/2013	Fair Value at 12/31/12	Maturity Date
Cap	Intangible lease assets and other assets	$123,500 (amortizing to $122,375)	3-month LIBOR	5.000%	$—	$—	Jan 2014

Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$54,554 (amortizing to $48,337)	1-month LIBOR	2.149%	$(2,644)	$(2,775)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$34,155 (amortizing to $30,276)	1-month LIBOR	2.187%	(1,691)	(1,776)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$12,769 (amortizing to $11,313)	1-month LIBOR	2.142%	(616)	(647)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$11,368 (amortizing to $10,083)	1-month LIBOR	2.236%	(578)	(607)	Apr 2016
					$(5,529)	$(5,805)

	Gain Recognized in OCI/L (Effective Portion)		Location of Losses Reclassified from AOCI into Earnings(Effective Portion)	Loss Recognized in Earnings (Effective Portion)		Location of Gain Recognized in Earnings (Ineffective Portion)	Gain Recognized in Earnings (Ineffective Portion)
Hedging Instrument	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2013	2012		2013	2012		2013	2012
Interest rate contracts	$276	$284	Interest Expense	$(557)	$(562)	Interest Expense	$—	$—

As of March 31, 2013, the Company expects to reclassify approximately $2,181 of losses currently reported in AOCI to interest expense within the next twelve months due to amortization of its outstanding interest rate contracts.  Fluctuations in fair values of these derivatives between March 31, 2013 and the respective dates of termination will vary the projected reclassification amount.

Note 7 – Comprehensive Income
Comprehensive income includes all changes in redeemable noncontrolling interests and total equity during the period, except those resulting from investments by shareholders and partners, distributions to shareholders and partners and redemption valuation adjustments. OCI/L includes changes in unrealized gains (losses) on available-for-sale securities and interest rate hedge agreements.

The changes in the components of AOCI for the three months ended March 31, 2013 are as follows:

	Redeemable Noncontrolling Interests		The Company		Noncontrolling Interests
	Unrealized Gains (Losses)
	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Total
Beginning balance, January 1, 2013	$373	$353	$(2,756)	$9,742	$(3,563)	$2,263	$6,412
OCI before reclassifications	3	7	786	635	44	122	1,597
Amounts reclassified from AOCI	—	—	(557)	—	—	—	(557)
Net current period OCI	3	7	229	635	44	122	1,040
Ending balance, March 31, 2013	$376	$360	$(2,527)	$10,377	$(3,519)	$2,385	$7,452

Reclassifications out of AOCI for the three months ended March 31, 2013 are as follows:

	Amount Reclassified from AOCI	Location in Condensed Consolidated Statement of Operations
Reclassification on cash flow hedges - interest rate contracts	$557	Interest Expense

Note 8 – Mortgage and Other Notes Receivable
Each of the Company’s mortgage notes receivable is collateralized by either a first mortgage, or a second mortgage, or by an assignment of 100% of the partnership interests that own the real estate assets.  Other notes receivable include amounts due from tenants or government-sponsored districts and unsecured notes received from third parties as whole or partial consideration for property or investments.  Interest rates on mortgage and other notes receivable ranged from 2.7% to 10.0%, with a weighted-average interest rate of 6.92% and 7.33% at March 31, 2013 and December 31, 2012, respectively. Maturities of these notes receivable range from May 2014 to January 2047.
In February 2013, Woodstock GA Investments, LLC, a joint venture in which the Company owns a 75.0% interest, received $3,525 of the balance on its $6,581 note receivable with an entity that owns an interest in land in Woodstock, GA, adjacent to the site of The Outlet Shoppes at Atlanta.
The Company believes that its mortgage and other notes receivable balance of $22,337 was fully collectible as of March 31, 2013.

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

Three Months Ended March 31, 2013	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$238,611	$11,083	$3,659	$12,624	$265,977
Property operating expenses (2)	(80,966)	(2,797)	(534)	5,486	(78,811)
Interest expense	(52,937)	(2,046)	(577)	(4,268)	(59,828)
Other expense	—	—	—	(6,656)	(6,656)
Gain on sales of real estate assets	295	—	—	248	543
Segment profit	$105,003	$6,240	$2,548	$7,434	121,225
Depreciation and amortization expense					(71,555)
General and administrative expense					(13,424)
Interest and other income					727
Equity in earnings of unconsolidated affiliates					2,619
Income tax benefit					174
Income from continuing operations					$39,766
Total assets	$6,232,324	$296,418	$190,113	$271,222	$6,990,077
Capital expenditures (3)	$19,557	$1,006	$1,184	$40,062	$61,809

Three Months Ended March 31, 2012	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$221,313	$10,241	$2,828	$12,087	$246,469
Property operating expenses (2)	(74,395)	(2,528)	(800)	5,772	(71,951)
Interest expense	(52,528)	(2,195)	(669)	(4,439)	(59,831)
Other expense	—	—	—	(6,758)	(6,758)
Gain (loss) on sales of real estate assets	—	—	97	(3)	94
Segment profit	$94,390	$5,518	$1,456	$6,659	108,023
Depreciation and amortization expense					(62,258)
General and administrative expense					(13,800)
Interest and other income					1,075
Equity in earnings of unconsolidated affiliates					1,266
Income tax benefit					228
Income from continuing operations					$34,534
Total assets	$5,734,961	$304,588	$238,804	$353,755	$6,632,108
Capital expenditures (3)	$22,578	$1,540	$7,664	$3,706	$35,488
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
Note 10 – Equity and Earnings Per Share
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
The following summarizes the impact of potential dilutive common shares on the denominator used to compute EPS:

	Three Months Ended March 31,
	2013	2012
Denominator – basic	161,540	148,495
Deemed shares related to deferred compensation arrangements	—	43
Denominator – diluted	161,540	148,538
The dilutive effect of stock options of seven shares for the three months ended March 31, 2012 was excluded from the computation of diluted EPS because the effect of including the stock options would have been anti-dilutive. There were no outstanding stock options in 2013.
At-The-Market Equity Program
On March 1, 2013, the Company entered into separate controlled equity offering sales agreements (collectively, the "Sales Agreements") with a number of sales agents to sell shares of the Company's common stock, having an aggregate offering price of up to $300,000, from time to time in "at-the-market" equity offerings (as defined in Rule 415 of the Securities Act of 1933, as amended) or in negotiated transactions (the "ATM program"). In accordance with the Sales Agreements, the Company will set the parameters for the sales of shares, including the number of shares to be issued, the time period during which sales are to be made and any minimum price below which sales may not be made. The Sales Agreements provide that the sales agents will be entitled to compensation for their services at a mutually agreed commission rate not to exceed 2.0% of the gross proceeds from the sales of shares sold through the ATM program. During the three months ended March 31, 2013, the Company sold 2,668,438 shares of common stock through the ATM program at a weighted-average price of $23.58 per share generating gross proceeds of $62,933 and net proceeds of $62,146, after sales agents' commissions, with 1,899,105 of such shares, representing gross proceeds of $44,459 and net proceeds of $43,904, being issued in transactions that settled on or prior to the March 31, 2013 balance sheet date and the remainder settling in April 2013. Subsequent to March 31, 2013, and prior to the filing of this report, the Company sold an additional 394,000 shares of common stock at a weighted-average price of $23.59 per share through the ATM program for gross proceeds of $9,293 and net proceeds of $9,177, after sales agents' commissions. The proceeds from these sales were used to reduce the balances on our unsecured lines of credit. Since the commencement of the ATM program, the Company has issued 3,062,438 shares of common stock and approximately $227,774 remains available to be sold under this program. Actual future sales will depend on a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company has no obligation to sell the remaining shares available under the ATM program.
Note 11 – Contingencies
Litigation
The Company is currently involved in certain litigation that arises in the ordinary course of business, most of which is expected to be covered by liability insurance. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters using the latest information available. The Company records a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, the Company accrues the best estimate within the range. If no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount within the range. If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible and the estimated loss is material, the Company discloses the nature and estimate of the possible loss of the litigation. The Company does not disclose information with respect to litigation where an unfavorable outcome is considered to be remote or where the estimated loss would not be material. Based on current expectations, such matters, both individually and in the aggregate, are not expected to have a material adverse effect on the liquidity, results of operations, business or financial condition of the Company.
On March 11, 2010, The Promenade D'Iberville, LLC (“TPD”), a subsidiary of the Company, filed a lawsuit in the Circuit Court of Harrison County, Mississippi, against M. Hanna Construction Co., Inc. (“M Hanna”), Gallet & Associates, Inc., LA Ash, Inc., EMJ Corporation (“EMJ”) and JEA (f/k/a Jacksonville Electric Authority), seeking damages for alleged property damage and related damages occurring at a shopping center development in D'Iberville, Mississippi. EMJ filed an answer and counterclaim denying liability and seeking to recover from TPD the retainage of approximately $327 allegedly owed under the construction contract. Kohl's Department Stores, Inc. (“Kohl's”) was granted permission to intervene in the lawsuit and, on April 13, 2011, filed a cross-claim against TPD alleging that TPD is liable to Kohl's for unspecified damages resulting from the actions of the defendants and for the failure to perform the obligations of TPD under a Site Development Agreement with Kohl's. Kohl's also made a claim against the Company which guaranteed the performance of TPD under the Site Development Agreement. The case is at the discovery stage. Although, based on information currently available, the Company believes the likelihood of an unfavorable outcome related to the claims made by EMJ and Kohl's against the Company in connection with the TPD case is remote, the Company is providing disclosure of this litigation due to the related party relationship between the Company and EMJ described below.
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
Environmental Contingencies
The Company evaluates potential loss contingencies related to environmental matters using the same criteria described above related to litigation matters. Based on current information, an unfavorable outcome concerning such environmental matters, both individually and in the aggregate, is considered to be reasonably possible. However, the Company believes its maximum potential exposure to loss would not be material to its results of operations or financial condition. The Company has a master insurance policy that provides coverage through 2022 for certain environmental claims up to $10,000 per occurrence and up to$50,000 in the aggregate, subject to deductibles and certain exclusions.
Other Contingencies
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
 The Company owns a parcel of land in Lee’s Summit, MO that it is ground leasing to a third party development company.  The third party developed and operates a shopping center on the land parcel.  The Company has guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount, representing 27% of capacity, is approximately $15,183. The total amount outstanding at March 31, 2013 on the loans was $49,345 of which the Company has guaranteed $13,323. The Company included an obligation of $192 as of March 31, 2013 and December 31, 2012 in the accompanying condensed consolidated balance sheets to reflect the estimated fair value of the guaranty. The loan matured in April 2013. The third party developer is working with the lender to extend the maturity date of the loan. The Company has not increased its accrual for the contingent obligation as the Company does not believe that this contingent obligation is probable.
The Company has guaranteed 100% of the construction and land loans of West Melbourne I, LLC (“West Melbourne”), an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $44,075.  West Melbourne developed and operates Hammock Landing, a community center in West Melbourne, FL. The total amount outstanding on the loans at March 31, 2013 was $44,075. The guaranty will expire upon repayment of the debt.  The land loan, and the construction loan, each representing $2,839 and $41,236, respectively, of the amount outstanding at March 31, 2013, mature in November 2013.  The construction loan has a one-year extension option available. The Company included an obligation of $478 in the accompanying condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012 to reflect the estimated fair value of this guaranty.
 The Company has guaranteed 100% of the construction loan of Port Orange I, LLC ("Port Orange"), an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $63,030.  Port Orange developed and operates The Pavilion at Port Orange, a community center in Port Orange, FL.  The total amount outstanding at March 31, 2013 on the loan was $63,030. The guaranty will expire upon repayment of the debt.  The loan matures in March 2014 and has a one-year extension option available. The Company included an obligation of $961 in the accompanying condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012 to reflect the estimated fair value of this guaranty.
 The Company has guaranteed the lease performance of York Town Center, LP ("YTC"), an unconsolidated affiliate in which the Company owns a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $17,200 as of March 31, 2013.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not include an obligation for this guaranty because it determined that the fair value of the guaranty was not material as of March 31, 2013 and December 31, 2012.
The Company has guaranteed 100% of a term loan for JG Gulf Coast Town Center LLC ("Gulf Coast"), an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $6,658. The loan is for the third phase expansion of Gulf Coast Town Center, a shopping center located in Ft. Myers, FL. The total amount outstanding at March 31, 2013 on the loan was $6,658. The guaranty will expire upon repayment of the debt. The loan matures in July 2015. The Company did not include an obligation for this guaranty because it determined that the fair value of the guaranty was not material as of March 31, 2013 and December 31, 2012.
In March 2013, the Company guaranteed 100% of a construction loan for Fremaux, an unconsolidated affiliate in which the Company owns a 65% interest, of which the maximum guaranteed amount is $46,000. The loan is for the development of Fremaux Town Center, a community center located in Slidell, LA. The total amount outstanding at March 31, 2013 on the loan was $2,698. The guaranty will expire upon repayment of the debt. The loan matures in March 2016 and has two one-year extension options for an outside maturity date of March 2018. The Company received a 1% fee for this guaranty when the loan was issued in March 2013 and has included an obligation of $460 in the accompanying condensed consolidated balance sheet as of March 2013 to reflect the estimated fair value of this guaranty.
Performance Bonds
 The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $26,865 and $29,211 at March 31, 2013 and December 31, 2012, respectively.

Note 12 – Share-Based Compensation
As of March 31, 2013, there were two share-based compensation plans under which the Company has outstanding awards or can elect to make awards. The CBL & Associates Properties, Inc. 2012 Stock Incentive Plan ("the 2012 Plan") was approved by the Company's shareholders in May 2012. The 2012 Plan permits the Company to issue stock options and common stock to selected officers, employees and non-employee directors of the Company up to a total of 10,400 shares. The Company did not issue any new awards under the CBL & Associates Properties, Inc. Second Amended and Restated Stock Incentive Plan ("the 1993 Plan"), which was approved by the Company's shareholders in May 2003, between the adoption of the 2012 Plan to replace the 1993 Plan in May 2012 and the termination of the 1993 Plan on May 5, 2013.
Share-based compensation expense was $1,400 and $1,026 for the three months ended March 31, 2013 and 2012, respectively. Share-based compensation cost capitalized as part of real estate assets was $50 and $22 for the three months ended March 31, 2013 and 2012, respectively.
A summary of the status of the Company’s stock awards as of March 31, 2013, and changes during the three months ended March 31, 2013, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2013	346,860	$17.06
Granted	207,550	$21.88
Vested	(92,280)	$17.32
Forfeited	(2,720)	$17.41
Nonvested at March 31, 2013	459,410	$19.18
As of March 31, 2013, there was $6,363 of total unrecognized compensation cost related to nonvested stock awards granted under the plans, which is expected to be recognized over a weighted-average period of 4.1 years.
Note 13 – Noncash Investing and Financing Activities
The Company’s noncash investing and financing activities were as follows for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Accrued dividends and distributions payable	$46,180	$43,553
Additions to real estate assets accrued but not yet paid	18,798	11,474
Note 14 – Income Taxes
 The Company is qualified as a REIT under the provisions of the Internal Revenue Code. To maintain qualification as a REIT, the Company is required to distribute at least 90% of its taxable income to shareholders and meet certain other requirements.
 As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State tax expense was $863 and $460 during the three months ended March 31, 2013 and 2012, respectively.
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
 The Company recorded an income tax benefit of $174 and $228 for the three months ended March 31, 2013 and 2012, respectively. The income tax benefit in 2013 consisted of a current tax benefit of $2,835 and deferred tax provision of $2,661.  The income tax benefit in 2012 consisted of a current tax benefit of $3,051 and a deferred tax provision of $2,823.

The Company had a net deferred tax asset of $6,781 and $6,607 at March 31, 2013 and December 31, 2012, respectively. The net deferred tax asset at March 31, 2013 and December 31, 2012 is included in intangible lease assets and other assets and primarily consisted of operating expense accruals and differences between book and tax depreciation.
 The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its condensed consolidated statements of operations.  In addition, any interest incurred on tax assessments is reported as interest expense.  The Company reported nominal interest and penalty amounts for the three month periods ended March 31, 2013 and 2012, respectively.
Note 15 – Subsequent Events
The Company has evaluated subsequent events through the date of issuance of these financial statements.
In April 2013, the Company retired an operating property loan and an unsecured term loan with an aggregate balance of $299,740 as of March 31, 2013. The $71,740 operating property loan was secured by South County Center in St. Louis, MO and scheduled to mature in October 2013. The $228,000 unsecured term loan was retired at its maturity date. Both loans were retired with borrowings from the Company's credit facilities.
In April 2013, the Company acquired the remaining 51% noncontrolling interest in Kirkwood Mall in accordance with the agreement executed in December 2012 that is described in Note 5.

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
Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained.  It is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties.  In addition to the risk factors described in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2012, such known risks and uncertainties include, without limitation:

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

EXECUTIVE OVERVIEW
We are a self-managed, self-administered, fully integrated REIT that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air centers, outlet centers, associated centers, community centers and office properties. Our properties are located in 27 states, but are primarily in the southeastern and midwestern United States.  We have elected to be taxed as a REIT for federal income tax purposes.
As of March 31, 2013, we owned controlling interests in 77 regional malls/open-air and outlet centers (including one mixed-use center), 28 associated centers (each located adjacent to a regional mall), six community centers and eight office buildings, including our corporate office building. We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a VIE. As of March 31, 2013, we owned noncontrolling interests in nine regional malls/open-air centers, four associated centers, four community centers and seven office buildings. Because one or more of the other partners have substantive participating rights, we do not control these partnerships and joint ventures and, accordingly, account for these investments using the equity method.  We had controlling interests in one outlet center development, four mall expansions, one community center development, two mall redevelopments and one associated center redevelopment at March 31, 2013. We also had a noncontrolling interest in one community center development at March 31, 2013. We also hold options to acquire certain development properties owned by third parties.
We are pleased to begin the year with strong first quarter results. Leasing spreads were positive with a 10.8% increase for our stabilized malls over the prior gross rent per square foot. Portfolio occupancy increased 40 basis points to 92.2% from 91.8% as compared to the prior-year period. We continue to focus on development and expansion initiatives as well as look for acquisition opportunities. We are making progress in our efforts to obtain an investment grade rating and converted our third credit facility from secured to unsecured in the first quarter of 2013, increasing our pool of unencumbered properties. Through our ATM program, which was initiated in March 2013, we sold 2.7 million shares of common stock in the three month period ending March 31, 2013, generating net proceeds of $62.1 million.

RESULTS OF OPERATIONS
Properties that were in operation for the entire year during 2012 and the three months ended March 31, 2013 are referred to as the “Comparable Properties.”  Since January 1, 2012, we have acquired or opened two outlet centers, two malls and one community center as follows:

Property	Location	Date Opened/Acquired
New Development:
Waynesville Commons	Waynesville, NC	October 2012

Acquisitions:
The Outlet Shoppes at El Paso (1)	El Paso, TX	April 2012
The Outlet Shoppes at Gettysburg (2)	Gettysburg, PA	April 2012
Dakota Square Mall	Minot, ND	May 2012
Kirkwood Mall (3)	Bismarck, ND	December 2012

(1)	The Outlet Shoppes at El Paso is a 75/25 joint venture and is included in the accompanying condensed consolidated statements of operations on a consolidated basis.
(2)	The Outlet Shoppes at Gettysburg is a 50/50 joint venture and is included in the accompanying condensed consolidated statements of operations on a consolidated basis.
(3)
We acquired a 49.0% interest in Kirkwood Mall in December 2012 and acquired the remaining 51.0% interest in April 2013. This property has been included on a consolidated basis in the accompanying condensed consolidated statements of operations since December 2012.

The properties listed above are included in our operations on a consolidated basis and are collectively referred to as the “New Properties.” In addition to the above properties, in December 2012, we purchased the remaining 40.0% noncontrolling interests in Imperial Valley Mall L.P. and Imperial Valley Peripheral L.P., collectively referred to as the "IV Property," from our joint venture partner. The results of operations of the IV Property, previously accounted for using the equity method of accounting, are included in our operations on a consolidated basis beginning December 2012. The transactions related to the New Properties and the IV Property impact the comparison of the results of operations for the three months ended March 31, 2013 to the results of operations for the three months ended March 31, 2012.
Comparison of the Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012
Revenues
Total revenues increased $19.5 million for the three months ended March 31, 2013 compared to the prior-year period.  Rental revenues and tenant reimbursements increased by $19.1 million due to increases of $15.4 million related to the New Properties, $3.6 million attributable to the IV Property and $0.1 million related to the Comparable Properties.
Our cost recovery ratio for the quarter ended March 31, 2013 was 94.4% compared with 96.9% for the prior-year period due to higher operating expenses.
The increase in management, development and leasing fees of $0.6 million was mainly attributable to a contract that began in June 2012 to provide management services to a portfolio of six malls owned by a third party.
Other revenues decreased $0.2 million primarily due to a decrease of $0.7 million in revenue related to our subsidiary that provides security and maintenance services to third parties partially offset by a $0.4 million increase in miscellaneous income in the first quarter of 2012.
Operating Expenses
Total operating expenses increased $15.7 million for the three months ended March 31, 2013 compared to the prior-year period.  Property operating expenses, including real estate taxes and maintenance and repairs, increased $6.9 million due to increases of $4.9 million attributable to the New Properties, $1.0 million related to the IV Property and $0.9 million related to the Comparable Properties. The increase in property operating expenses of the Comparable Properties is primarily attributable to increases of $0.9 million in snow removal costs, $0.4 million in insurance expense, $0.2 million in bad debt expense, $0.2 million in state tax expense, $0.2 million in maintenance and repairs and $0.2 million in promotion-related costs, which were partially offset by decreases of $0.7 million in real estate taxes and $0.6 million in utilities expenses.
The increase in depreciation and amortization expense of $9.3 million resulted from increases of $9.0 million related to the New Properties and $1.8 million attributable to the IV Property partially offset by a decrease of $1.6 million related to the Comparable Properties. The decrease attributable to the Comparable Properties is primarily due to decreases of $1.7 million in amortization of in-place leases and $0.7 million in amortization of tenant allowances partially offset by a $0.7 million increase in depreciation expense related to capital expenditures for renovations.
General and administrative expenses decreased $0.4 million primarily as a result of decreases of $0.7 million in acquisition-related costs and $0.4 million in legal and consulting expenses partially offset by an increase of $0.4 million in share-based compensation expense. As a percentage of revenues, general and administrative expenses were 5.0% and 5.6% for the first quarters of 2013 and 2012, respectively. The decrease is attributable to several one-time expenses recorded in the first quarter of 2012 related to acquisitions and legal fees.
Other expenses decreased $0.1 million primarily attributable to lower expenses of $0.2 million related to our subsidiary that provides security and maintenance services.
Other Income and Expenses
Interest and other income decreased $0.3 million compared to the prior-year period. The decrease relates to $0.4 million of interest income received from mezzanine loans on two outlet centers in the first quarter of 2012 which were terminated in connection with the acquisition of member interests in both outlet centers in the second quarter of 2012. This decrease was partially offset by $0.1 million of interest income from a note receivable from a third party related to the development of The Outlet Shoppes at Atlanta, located in Woodstock, GA.
Interest expense decreased less than $0.1 million for the three months ended March 31, 2013 compared to the prior-year period.  A decrease of $4.1 million for the Comparable Properties was partially offset by increases of $3.4 million related to the New Properties and $0.7 million attributable to the IV Property. The decrease attributable to the Comparable Properties related to our continued efforts to deleverage our balance sheet as we used our credit facilities to retire higher-rate mortgage loans and refinanced other properties at lower fixed rates.
During the first quarter of 2013, we recognized a gain on sales of real estate assets of $0.5 million from the sale of two parcels of land.  We recognized a gain on sales of real estate assets of $0.1 million during the first quarter of 2012 related to the sale of one parcel of land.

Equity in earnings of unconsolidated affiliates increased by $1.4 million during the first quarter of 2013 compared to the prior-year period. The $1.4 million increase is primarily attributable to $0.9 million related to a sale of land in one joint venture and $0.4 million in lower interest expense from the refinancing of West County Center in December 2012.
The income tax benefit of $0.2 million for the three months ended March 31, 2013 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current tax benefit of $2.8 million and a deferred income tax provision of $2.6 million.  During the three months ended March 31, 2012, we recorded an income tax benefit of $0.2 million, consisting of a current tax benefit of $3.0 million and a deferred tax provision of $2.8 million.
The operating loss of discontinued operations for the three months ended March 31, 2013 of $0.7 million includes the settlement of estimated expenses for properties sold in previous periods partially offset by the operating results of five office buildings that were sold in the first quarter of 2013. Operating income from discontinued operations for the three months ended March 31, 2012 of $1.1 million represents the operating results of two malls and four community centers that were sold in 2012 and the operating results of five office buildings that were sold in 2013. The gain on discontinued operations of $0.8 million for the first quarter of 2013 represents the gain from the sale of five office buildings sold during the period. The gain on discontinued operations of $0.9 million for the first quarter of 2012 represents the gain from a community center that was sold in the first quarter of 2012.
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
We included a property in our same-center pool when we owned all or a portion of the property as of March 31, 2013 and we owned it and it was in operation for both the entire preceding calendar year and the current year-to-date reporting period ending March 31, 2013. The only properties excluded from the same-center pool that would otherwise meet this criteria are non-core properties and properties included in discontinued operations. As of March 31, 2013, Columbia Place is the only property classified as a non-core property. New Properties are excluded from same-center NOI, until they meet this criteria.
We believe same-center NOI provides a measure that reflects trends in occupancy rates, rental rates, and operating costs and the impact of those trends on our results of operations. Additionally, there are instances when tenants terminate their leases prior to the scheduled expiration date and pay us lease termination fees. These one-time lease termination fees may distort same-center NOI and may not be indicative of the ongoing operations of our shopping center properties. Therefore, we believe also presenting same-center NOI, excluding lease termination fees, is useful to investors.

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net income attributable to the Company for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Net income attributable to the Company	$30,313	$26,049

Adjustments: (1)
Depreciation and amortization	80,003	73,938
Interest expense	68,924	70,804
Abandoned projects expense	2	(124)
Gain on sales of real estate assets	(543)	(89)
Loss on impairment of real estate	—	293
Income tax benefit	(174)	(228)
Net income attributable to noncontrolling interest in earnings of Operating Partnership	3,491	4,362
Gain on discontinued operations	(781)	(911)
Operating Partnership's share of total NOI	181,235	174,094
General and administrative expenses	13,424	13,800
Management fees and non-property level revenues	(7,444)	(7,105)
Operating Partnership's share of property NOI	187,215	180,789
Non-comparable NOI	(7,992)	(3,422)
Total same-center NOI	179,223	177,367
Less lease termination fees	(813)	(756)
Total same-center NOI, excluding lease termination fees	$178,410	$176,611

(1)	Adjustments are based on our pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.
Same-center NOI, excluding lease termination fees, increased $1.8 million for the three months ending March 31, 2013 compared to the prior-year period. The 1.0% increase for the quarter ended March 31, 2013 is primarily attributable to improved occupancy and higher rental rates.
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
(2) Non-stabilized malls - Malls that are in their initial lease-up phase. After three complete calendar years of operation, they are reclassified on January 1 of the fourth calendar year to the stabilized mall category. The Outlet Shoppes at Oklahoma City, which opened in August 2011, was our only non-stabilized mall as of March 31, 2013 and 2012.
(3) Non-core malls - Malls where we have determined that the current format of the property no longer represents the best use of the property and we are in the process of evaluating alternative strategies for the property, which may include major redevelopment or an alternative retail or non-retail format. Columbia Place was our only non-core mall as of March 31, 2013. The steps taken to reposition non-core malls, such as signing tenants to short-term leases, which are not included in occupancy percentages, or leasing to regional or local tenants, which typically do not report sales, may lead to metrics which do not provide relevant information related to the condition of the non-core properties.

Therefore, traditional performance measures, such as occupancy percentages and leasing metrics, exclude non-core malls.
We derive the majority of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Three Months Ended March 31,
	2013	2012
Malls	89.7%	88.8%
Associated centers	4.1%	4.1%
Community centers	1.4%	1.8%
Mortgages, office buildings and other	4.8%	5.3%
Mall Store Sales
Mall store sales exclude license agreements, which we believe is consistent with industry standards. License agreements are rental contracts that are temporary or short-term in nature, generally lasting more than three months but less than twelve months. Mall store sales for our portfolio increased 1.9% for the three months ended March 31, 2013 as compared to the same period in 2012.  Mall store sales for the trailing twelve months ended March 31, 2013 on a comparable per square foot basis were $355 per square foot compared with $340 per square foot in the prior-year period, an increase of 4.4%. We anticipate sales will continue to improve at a steady pace for the remainder of 2013.
Occupancy
Our portfolio occupancy is summarized in the following table:

	As of March 31,
	2013	2012
Total portfolio	92.2%	91.8%
Total mall portfolio	91.8%	91.9%
Stabilized malls	91.7%	91.8%
Non-stabilized malls	99.3%	95.5%
Associated centers	93.5%	92.9%
Community centers	96.0%	91.0%
Total portfolio occupancy increased 40 basis points for the first quarter of 2013 to 92.2% as compared to the prior-year period. We intentionally allowed a number of store vacancies to occur in the first quarter of 2013 as an opportunity to upgrade our tenant mix with higher performing retailers, which contributed to an occupancy decrease of 10 basis points in our stabilized malls to 91.7% as compared to the prior-year period. For 2013, we continue to forecast occupancy improvements of 25 to 50 basis points for the total portfolio from the prior year to approximately 95%.
Leasing
During the first quarter of 2013, we signed approximately 1.4 million square feet of leases, including 1.3 million square feet of leases in our operating portfolio and 0.1 million square feet of development leases. The leases signed in our operating portfolio included approximately 0.3 million square feet of new leases and approximately 1.0 million square feet of renewals.
Average annual base rents per square foot are based on contractual rents in effect as of March 31, 2013 and 2012, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type:

	As of March 31,
	2013	2012
Stabilized malls	$29.42	$29.42
Non-stabilized malls	23.02	22.64
Associated centers	11.91	11.77
Community centers	15.67	15.48
Office buildings	19.31	18.09

Subsequent to the first quarter of 2012, we acquired two malls and two outlet centers, which have lower average base rents than traditional malls, leading to lower average base rents in our stabilized mall portfolio in the first quarter of 2013. Adjusting for the impact of these four acquisitions, our average base rent would have been $29.70 for the first quarter of 2013 as compared to $29.42 in the prior-year period. We believe the retailers' occupancy costs at the two new malls are lower than the average for comparable malls in our portfolio, which indicates we may be able to achieve increases in the average base rents at these malls over time, thereby increasing our portfolio's average base rents.
Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the three month period ended March 31, 2013 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (1)	% Change Average
All Property Types (2)	573,939	$38.41	$40.90	6.5%	$42.51	10.7%
Stabilized malls	538,405	39.57	42.17	6.6%	43.83	10.8%
New leases	118,449	44.73	56.13	25.5%	59.43	32.9%
Renewal leases	419,956	38.12	38.23	0.3%	39.43	3.4%

(1)	Average gross rent does not incorporate allowable future increases for recoverable common area expenses.

(2)	Includes stabilized malls, associated centers, community centers and office buildings.
Overall, leases in the first quarter of 2013 were signed at a 10.7% increase over the prior gross rent per square foot.  Leases for stabilized malls signed during the quarter were signed at a 10.8% increase over the prior gross rent per square foot. New leases were up 32.9% compared to prior rents and renewal leasing spreads were also positive, increasing 3.4% over prior rents. The trend in our positive leasing spreads reflects the strength of the demand for space in our properties as supply remains constricted.

LIQUIDITY AND CAPITAL RESOURCES
We continue to focus on reducing our debt levels while exploring opportunities to diversify our financing structure. We believe an investment grade rating would provide us with access to a broader range of corporate securities leading to a more diversified and flexible balance sheet with a lower overall cost of capital. The process to obtain an investment grade rating is complex and we anticipate could take up to two years to achieve. As an initial step in the rating process, we increased our pool of unencumbered properties through the extension, modification and conversion of all of our credit facilities to unsecured facilities. As of March 31, 2013, we had approximately $458.3 million outstanding on our combined credit facilities. In March 2013, we initiated an ATM equity offering program in which we may offer and sell from time to time common shares having an aggregate offering price of up to $300 million. We used the proceeds from the ATM program to reduce the balances on our credit facilities. As of March 31, 2013, we had generated $62.1 million in net proceeds from the ATM program, and subsequent to March 31, 2013 we generated an additional $9.2 million in net proceeds from the program.
As discussed in Note 11 to the accompanying condensed consolidated financial statements, under the terms of the joint venture agreement for CWJV, we have the ability to redeem Westfield's preferred units beginning January 31, 2013 and anticipate we will redeem them in the middle of 2013 using a combination of capital sources. As a short-term solution, we will have sufficient capacity on our credit facilities to redeem all of the preferred units. However, we expect a longer-term option will involve a combination of asset sales, accessing our ATM and other capital sources.
We derive a majority of our revenues from leases with retail tenants, which historically have been the primary source for funding short-term liquidity and capital needs such as operating expenses, debt service, tenant construction allowances, recurring capital expenditures, dividends and distributions. We believe that the combination of cash flows generated from our operations, combined with our debt and equity sources and the availability under our lines of credit will, for the foreseeable future, provide adequate liquidity to meet our cash needs.  In addition to these factors, we have options available to us to generate additional liquidity, including but not limited to, equity offerings, joint venture investments, issuances of noncontrolling interests in our Operating Partnership and decreasing expenditures related to tenant construction allowances and other capital expenditures.  We also generate revenues from sales of peripheral land at our properties and from sales of real estate assets when it is determined that we can realize an optimal value for the assets.
Cash Flows From Operations
We had $66.6 million of unrestricted cash and cash equivalents as of March 31, 2013, a decrease of $11.7 million from December 31, 2012.  Cash provided by operating activities during the three months ended March 31, 2013, decreased $24.3 million to $67.5 million from $91.8 million during the three months ended March 31, 2012. The decrease is primarily a result of the timing of the receipt of rent payments. We received a larger amount of January 2013 rent payments prior to December 31, 2012 than we did for the corresponding prior-year period. As a result, these January 2013 rent payments were reflected in cash flows from operating activities in the fourth quarter of 2012.
Debt
The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
March 31, 2013
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$3,694,381	$(89,079)	$658,942	$4,264,244	5.39%
Financing method obligation (3)	18,264	—	—	18,264	8.00%
Total fixed-rate debt	3,712,645	(89,079)	658,942	4,282,508	5.40%
Variable-rate debt:
Non-recourse term loans on operating properties	123,500	—	—	123,500	3.28%
Recourse term loans on operating properties	79,980	—	127,086	207,066	3.22%
Construction loans	28,114	—	2,698	30,812	2.90%
Unsecured lines of credit	458,282	—	—	458,282	2.06%
Unsecured term loans	278,000	—	—	278,000	1.86%
Total variable-rate debt	967,876	—	129,784	1,097,660	2.39%
Total	$4,680,521	$(89,079)	$788,726	$5,380,168	4.79%

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
December 31, 2012
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$3,776,245	$(89,530)	$660,563	$4,347,278	5.47%
Financing method obligation (3)	18,264	—	—	18,264	8.00%
Total fixed-rate debt	3,794,509	(89,530)	660,563	4,365,542	5.48%
Variable-rate debt:
Non-recourse term loans on operating properties	123,875	—	—	123,875	3.36%
Recourse term loans on operating properties	97,682	—	128,491	226,173	2.16%
Construction loans	15,366	—	—	15,366	2.96%
Unsecured lines of credit	475,626	—	—	475,626	2.07%
Secured line of credit (4)	10,625	—	—	10,625	2.46%
Unsecured term loan	228,000	—	—	228,000	1.82%
Total variable-rate debt	951,174	—	128,491	1,079,665	2.39%
Total	$4,745,683	$(89,530)	$789,054	$5,445,207	4.86%

(1)	Weighted-average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.

(2)
We have four interest rate swaps with notional amounts outstanding totaling $112,846 as of March 31, 2013 and $113,885 as of December 31, 2012 related to four of our variable-rate loans on operating properties to effectively fix the interest rates on these loans.  Therefore, these amounts are reflected in fixed-rate debt at March 31, 2013 and December 31, 2012.

(3)
This amount represents the noncontrolling partner's equity contributions related to Pearland Town Center that is accounted for as a financing due to certain terms of the CBL/T-C, LLC joint venture agreement.

(4)	We converted our secured line of credit to unsecured in February 2013.

As of March 31, 2013, $410.6 million of our pro rata share of consolidated and unconsolidated debt, excluding debt premiums, is scheduled to mature during the remainder of 2013. We have extensions available on $67.4 million of debt at our option that we intend to exercise, leaving $343.2 million of debt maturities in 2013 that must be retired or refinanced, representing three operating property loans, one land loan and one unsecured term loan. Subsequent to March 31, 2013, we retired a $228.0 million unsecured term loan and one operating property loan with a principal balance of $71.7 million as of March 31, 2013.
The weighted-average remaining term of our total share of consolidated and unconsolidated debt was 4.6 years at March 31, 2013 and December 31, 2012. The weighted-average remaining term of our pro rata share of fixed-rate debt was 5.3 years and 5.2 years at March 31, 2013 and December 31, 2012, respectively.
As of March 31, 2013 and December 31, 2012, our pro rata share of consolidated and unconsolidated variable-rate debt represented 20.4% and 19.8%, respectively, of our total pro rata share of debt. The increase is primarily due to using our lines of credit to retire higher fixed-rate property-specific mortgages as we continue to grow our unencumbered asset pool to facilitate our strategy to achieve an investment grade rating. As of March 31, 2013, our share of consolidated and unconsolidated variable-rate debt represented 10.4% of our total market capitalization (see Equity below) as compared to 10.7% as of December 31, 2012.

Unsecured Lines of Credit

We have three unsecured credit facilities that are used for mortgage retirement, working capital, construction and acquisition purposes, as well as issuances of letters of credit.

Wells Fargo Bank NA serves as the administrative agent for a syndicate of financial institutions for our two unsecured $600.0 million credit facilities ("Facility A" and "Facility B"). Facility A matures in November 2015 and has a one-year extension option for an outside maturity date of November 2016. Facility B matures in November 2016 and has a one-year extension option for an outside maturity date of November 2017. The extension options on both facilities are at our election, subject to continued compliance with the terms of the facilities, and have a one-time extension fee of 0.20% of the commitment amount of each credit facility.

In February 2013, we amended and restated our $105.0 million secured credit facility with First Tennessee Bank, NA. The facility was converted from secured to unsecured with a capacity of $100.0 million and a maturity date of February 2016.
Borrowings under our three unsecured lines of credit bear interest at LIBOR plus a spread ranging from 155 to 210 basis points based on our leverage ratio. We also pay annual unused facility fees, on a quarterly basis, at rates of either 0.25% or 0.30% based on any unused commitment of each facility. In the event we obtain an investment grade rating by either Standard & Poor's or Moody's, we may make a one-time irrevocable election to use our credit rating to determine the interest rate on each facility. If we were to make such an election, the interest rate on each facility would bear interest at LIBOR plus a spread of 100 to 175 basis points. If we obtain and elect to use a credit rating to determine the interest rate on each facility, we will begin to pay an annual facility fee that ranges from 0.15% to 0.35% of the total capacity of each facility rather than the unused commitment fees as described above.
The three unsecured lines of credit had a weighted-average interest rate of 2.06% at March 31, 2013. The following summarizes certain information about our unsecured lines of credit as of March 31, 2013 (in thousands):

	Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date
Facility A	$600,000	$300,297	(1)	November 2015	November 2016
First Tennessee	100,000	10,179		February 2016	N/A
Facility B	600,000	147,806		November 2016	November 2017
	$1,300,000	$458,282
(1) There was an additional $825 outstanding on this facility as of March 31, 2013 for letters of credit. Up to $50,000 of the capacity on this facility can be used for letters of credit.
Unsecured Term Loans
We had an unsecured term facility with total capacity of $228.0 million with a maturity date of April 2013 that bore interest at LIBOR plus a margin of 1.50% to 1.80%, based on our leverage ratio.  At March 31, 2013, the outstanding borrowings of $228.0 million under the unsecured term loan had a weighted-average interest rate of 1.81%.  We retired this loan subsequent to March 31, 2013.

In February 2013, under the terms of our amended and restated agreement with First Tennessee Bank, NA described above, we obtained a $50.0 million unsecured term loan that bears interest at LIBOR plus 1.90% and matures in February 2018. At March 31, 2013, the outstanding borrowings of $50.0 million had a weighted-average interest rate of 2.10%.
Letters of Credit
At March 31, 2013, we had a line of credit with a total commitment of $1.0 million that can only be used for issuing letters of credit. The amount outstanding under this line of credit was $1.0 million at March 31, 2013.
Covenants and Restrictions
The agreements for our unsecured lines of credit contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, minimum unencumbered asset and interest ratios, maximum secured indebtedness and limitations on cash flow distributions.  We believe we were in compliance with all covenants and restrictions at March 31, 2013.
The following presents our compliance with key unsecured debt covenant compliance ratios as of March 31, 2013:

Ratio	Required	Actual
Debt to total asset value	< 60%	51.7%
Ratio of unencumbered asset value to unsecured indebtedness	> 1.60x	3.52x
Ratio of unencumbered NOI to unsecured interest expense	> 1.75x	7.72x
Ratio of EBITDA to fixed charges (debt service)	> 1.50x	2.05x
The agreements for the unsecured credit facilities described above contain default provisions customary for transactions of this nature (with applicable customary grace periods). Additionally, any default in the payment of any recourse indebtedness greater than or equal to $50.0 million or any non-recourse indebtedness greater than $150.0 million (for our ownership share) of the Company, the Operating Partnership or any Subsidiary, as defined, will constitute an event of default under the agreements to the credit facilities. The credit facilities also restrict our ability to enter into any transaction that could result in certain changes in our ownership or structure as described under the heading “Change of Control/Change in Management” in the agreements to the credit facilities. Our obligations under the agreements have been or will be unconditionally guaranteed, jointly and severally, by any of our subsidiaries to the extent such subsidiary is or becomes a material subsidiary and is not otherwise an excluded subsidiary, as defined in the agreements.
Several of our malls/open-air centers, associated centers and community centers, in addition to our corporate office building, are owned by special purpose entities that are included in the our condensed consolidated financial statements. The sole business purpose of the special purpose entities is to own and operate these properties. The real estate and other assets owned by these special purpose entities are restricted under the loan agreements in that they are not available to settle our other debts. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after payments of debt service, operating expenses and reserves, are available for distribution to us.
Mortgages on Operating Properties
In March 2013, Renaissance Phase II CMBS, LLC closed on a $16.0 million 10-year non-recourse CMBS loan secured by Renaissance Center Phase II in Durham, NC. The loan bears interest at a fixed rate of 3.4895% and matures in April 2023. Proceeds from the loan were used to retire a $15.7 million loan that was scheduled to mature in April 2013.
Also during March 2013, CBL-Friendly Center CMBS, LLC closed on a $100.0 million 10-year non-recourse CMBS loan, secured by Friendly Center, located in Greensboro, NC. The loan bears interest at a fixed rate of 3.4795% and matures in April 2023. Proceeds from the new loan was used to retire four existing loans aggregating $96.9 million that were secured by Friendly Center, Friendly Center Office Building, First National Bank Building, Green Valley Office Building, First Citizens Bank Building and Bank of America Building, all located in Greensboro, NC and scheduled to mature in April 2013.
In the first quarter of 2013, we retired two loans with an aggregate balance of $77.1 million, including a $13.5 million loan secured by Statesboro Crossing in Statesboro, GA and a $63.6 million loan secured by Westmoreland Mall in Greensburg, PA, with borrowings from our credit facilities. Both loans were scheduled to mature in the first quarter of 2013.
In the first quarter of 2012, the lender of the non-recourse mortgage loan secured by Columbia Place in Columbia, SC notified us that the loan had been placed in default. Columbia Place generates insufficient income levels to cover the debt service on the mortgage, which had a balance of $27.3 million at March 31, 2013, and a contractual maturity date of September 2013. The lender on the loan receives the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments.

Subsequent to March 31, 2013, we retired an operating property loan with a principal balance of $71.7 million, secured by South County Center in St. Louis, MO, with borrowings from our credit facilities. The loan was scheduled to mature in October 2013.
Interest Rate Hedging Instruments
As of March 31, 2013, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Instrument Type	Location in Condensed Consolidated Balance Sheet	Outstanding Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 3/31/2013	Fair Value at 12/31/12	Maturity Date
Cap	Intangible lease assets and other assets	$123,500 (amortizing to $122,375)	3-month LIBOR	5.000%	$—	$—	January 2014

Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$54,554 (amortizing to $48,337)	1-month LIBOR	2.149%	$(2,644)	$(2,775)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$34,155 (amortizing to $30,276)	1-month LIBOR	2.187%	(1,691)	(1,776)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$12,769 (amortizing to $11,313)	1-month LIBOR	2.142%	(616)	(647)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$11,368 (amortizing to $10,083)	1-month LIBOR	2.236%	(578)	(607)	April 2016
					$(5,529)	$(5,805)
Equity
During the three months ended March 31, 2013, we paid dividends of $46.7 million to holders of our common stock and our preferred stock, as well as $15.2 million in distributions to the noncontrolling interest investors in our Operating Partnership and other consolidated subsidiaries.
On February 26, 2013, we announced a first quarter 2013 common stock dividend of $0.23 per share payable in cash that was paid on April 16, 2013. Future dividends payable will be determined by our Board of Directors based upon circumstances at the time of declaration.
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
On March 1, 2013, we entered into Sales Agreements with a number of sales agents to sell shares of our common stock, having an aggregate offering price of up to $300.0 million, from time to time through an ATM program. In accordance with the Sales Agreements, we will set the parameters for the sales of shares, including the number of shares to be issued, the time period during which sales are to be made and any minimum price below which sales may not be made. The Sales Agreements provide that the sales agents will be entitled to compensation for their services at a mutually agreed commission rate not to exceed 2.0% of the gross proceeds from the sales of shares sold through the ATM program. During the three months ended March 31, 2013, we sold 2,668,438 shares of common stock through the ATM program at a weighted-average price of $23.58 per share for gross proceeds of $62.9 million and net proceeds of $62.1 million, after sales agents' commissions, with 1,899,105 of such shares, representing gross proceeds of $44.5 million and net proceeds of $43.9 million, being issued in transactions that settled on or prior to the March 31, 2013 balance sheet date and the remainder settling in April 2013. Subsequent to March 31, 2013 and prior to the filing of this report, we sold an additional 394,000 shares of common stock at a weighted-average price of $23.59 per share through the ATM program for gross proceeds of $9.3 million and net proceeds of $9.2 million, after sales agents' commissions. The proceeds from these sales were used to reduce the balances on our unsecured lines of credit. Since the commencement of the ATM program, we have issued 3,062,438 shares of common stock and approximately $227.8 million remains available to be sold under this program. Actual future sales will depend on a variety of factors including but not limited to market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available under the ATM program.

Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value of equity) ratio was 51.0% at March 31, 2013, compared to 55.7% at March 31, 2012. Our debt-to-market capitalization ratio at March 31, 2013 was computed as follows (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	192,933	$23.60	$4,553,219
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00	453,750
6.625% Series E Cumulative Redeemable Preferred Stock	690	250.00	172,500
Total market equity			5,179,469
Company’s share of total debt			5,380,168
Total market capitalization			$10,559,637
Debt-to-total-market capitalization ratio			51.0%

(1)
Stock price for common stock and Operating Partnership units equals the closing price of our common stock on March 28, 2013. The stock prices for the preferred stock represent the liquidation preference of each respective series of preferred stock.

Capital Expenditures
Deferred maintenance expenditures are generally billed to tenants as common area maintenance expense, and most are recovered over a 5 to 15-year period. Renovation expenditures are primarily for remodeling and upgrades of malls, of which a portion is recovered from tenants over a 5 to 15-year period.  We recover these costs through fixed amounts with annual increases or pro rata cost reimbursements based on the tenant’s occupied space. The following table summarizes these capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three month period ended March 31, 2013 compared to the same period in 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Tenant allowances (1)	$8,498	$10,319

Renovations	2,386	796

Deferred maintenance:
Parking lot and parking lot lighting	190	90
Roof repairs and replacements	465	1,489
Other capital expenditures	1,322	2,291
	1,977	3,870

	$12,861	$14,985
(1) Tenant allowances related to renewal leases were not material for the periods presented.
We capitalized overhead of $0.9 million during the three months ended March 31, 2013 and 2012. We capitalized $0.7 million and $0.6 million of interest during the three months ended March 31, 2013 and 2012, respectively.
Our 2013 renovation program includes upgrades at four of our malls. Renovations are scheduled to be completed in 2013 at Friendly Center in Greensboro, NC; Greenbrier Mall in Chesapeake, VA; Acadiana Mall in Lafayette, LA and Northgate Mall in Chattanooga, TN. Friendly Center's renovation will include updated walkway canopies and landscaping. Greenbrier Mall will receive a newly designed food court with new tables and chairs in addition to landscape improvements and other upgrades. The upgrades at Acadiana Mall will include updated entrances, a remodeled food court, new landscaping and other enhancements. The renovation at Northgate Mall will include exterior enhancements, new flooring and soft seating areas as well as ceiling and lighting upgrades. Our total anticipated net investment in these renovations as well as other less extensive renovations is approximately $29.9 million.

The terms of the joint venture that we formed with TIAA-CREF require us to fund certain capital expenditures related to parking decks at West County Center of approximately $26.4 million. As of March 31, 2013, we had funded $10.0 million of this amount leaving approximately $16.4 million to be funded.
Annual capital expenditures budgets are prepared for each of our properties that are intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, will provide the necessary funding for these expenditures.
Developments and Expansions
The following tables summarize our development projects as of March 31, 2013 (dollars in thousands):
Properties Under Development at March 31, 2013
(Dollars in thousands)

		Total Project Square Feet
			Total Cost (1)	Cost to Date (2)	Expected Opening Date	Initial Unleveraged Yield
Property	Location
Outlet Center:
The Outlet Shoppes at Atlanta (3)	Woodstock, GA	370,456	$80,490	$42,965	July-13	11.7%

Community Centers:
Fremaux Town Center (4) - Phase I	Slidell, LA	295,000	$52,396	$24,219	Summer-14	8.5%
The Crossings at Marshalls Creek	Middle Smithfield, PA	104,525	18,983	12,879	June-13	9.8%
		399,525	$71,379	$37,098

Mall Expansions:
Cross Creek Mall	Fayetteville, NC	45,620	$15,831	$2,856	November-13	9.8%
Volusia Mall - Restaurant District	Daytona Beach, FL	27,500	7,114	4,907	Fall-13	10.4%
The Shoppes at Southaven Towne Center - Phase II	Southaven, MS	22,925	3,968	346	November-13	12.2%
West Towne Mall - Phase I	Madison, WI	22,500	5,454	311	October-13	11.8%
		118,545	$32,367	$8,420

Mall Redevelopment:
Monroeville Mall - JC Penney/Cinemark	Pittsburgh, PA	78,223	$26,178	$12,582	October-12/ Winter-13	7.6%
Southpark Mall - Dick's Sporting Goods	Colonial Heights, VA	85,322	9,379	1,527	October-13	6.5%
		163,545	$35,557	$14,109

Associated Center Redevelopment:
The Shops at Northgate	Chattanooga, TN	75,018	$6,105	$1,771	October-13	9.2%

Total Properties Under Development		1,127,089	$225,898	$104,363

(1)	Total cost is presented net of reimbursements to be received.
(2)	Cost to date does not reflect reimbursements until they are received.
(3)	This property is a 75/25 joint venture. Total cost and cost to date are reflected at 100%.
(4)	This property is a 65/35 joint venture. Total cost and cost to date are reflected at 100%.

We have construction loans in place for the development of Fremaux Town Center and The Outlet Shoppes at Atlanta. The remaining development costs will be funded with operating cash inflows and our credit facilities.

The Outlet Shoppes at Atlanta is nearing completion with a planned opening in July 2013. The 370,500-square-foot project is approximately 94% leased or committed with retailers including Saks Fifth Avenue OFF 5TH, Nike, Asics, Coach, Columbia Sportswear and Juicy Couture.
Construction began in March 2013 on the first phase of Fremaux Town Center, a 295,000-square-foot community center development. Dick's Sporting Goods, Michaels, PetSmart, T.J. Maxx and Kohl's will be anchors in the first phase of this project which is scheduled to open in summer 2014 and is approximately more than 70% leased or committed. Plans for the second phase of the development include an additional 300,000-square-feet of retail space targeted towards fashion and entertainment.
Construction continues at The Crossings at Marshalls Creek, a community center development, which will be anchored by Price Chopper super market, Rite Aid, STS Tire and Auto Centers and Family Dollar. The project is approximately 88% leased or committed with a grand opening scheduled for June 2013.
We have four mall expansions and three redevelopment projects under construction as of March 31,2013. A 46,000-square-foot expansion of Cross Creek Mall is approximately 91% leased or committed and will provide additional space for new retailers including Chico's, LOFT, Men's Wearhouse and Reed's Jewelers. A 28,000-square-foot restaurant district featuring Bahama Breeze, Olive Garden and iHOP, is under construction at Volusia Mall near the Daytona Speedway. Construction has also begun on expansions of Southaven Towne Center and West Towne Mall to accommodate new tenants. We also began construction in late 2012 on the redevelopment of a recently vacated Dillard's location at Southpark Mall in Colonial Heights, VA. The store will be redeveloped for a 56,000-square-foot Dick's Sporting Goods, with a grand opening planned in October 2013. The Shops at Northgate is an associated center redevelopment near Northgate Mall, which we acquired in late 2011. Michaels and Ross stores will join the existing T.J. Maxx as anchors of this project with completion expected in October 2013.
We hold options to acquire certain development properties owned by third parties.  Except for the projects presented above, we do not have any other material capital commitments as of March 31, 2013.
Acquisitions
Subsequent to March 31, 2013, we acquired the remaining 51.0% noncontrolling interest in Kirkwood Mall in Bismarck, ND.
Joint Ventures
In January 2013, we formed a 65/35 joint venture, Fremaux, to develop, own and operate Fremaux Town Center, a community center located in Slidell, LA. Construction began in March 2013 with completion expected in July 2014. The partners contributed aggregate initial equity of $20.5 million on formation of Fremaux, of which our contribution was $18.5 million. Future required contributions will be funded on a 65/35 pro rata basis. In March 2013, Fremaux obtained a construction loan on the property that allows for borrowings up to $46.0 million and bears interest at LIBOR plus 2.125%. The loan matures in March 2016 and has two one-year extension options, which are at the joint venture's election, for an outside maturity date of March 2018. We guaranteed 100% of the construction loan. As of March 31, 2013, Fremaux had borrowed $2.7 million under the loan. We account for our investment in Fremaux using the equity method of accounting as of March 31, 2013.
Dispositions
We sold five office buildings, as described in Note 4 to the condensed consolidated financial statements, during the first quarter of 2013 for aggregate net proceeds of $43.5 million, which were used to reduce the outstanding borrowings on our credit facilities.
Off-Balance Sheet Arrangements
Unconsolidated Affiliates
We have ownership interests in 17 unconsolidated affiliates as of March 31, 2013 that are described in Note 5 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as “Investments in Unconsolidated Affiliates.”  The following are circumstances when we may consider entering into a joint venture with a third party:

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

Preferred Joint Venture Units
We consolidate our investment in the CWJV joint venture with Westfield.  The terms of the joint venture agreement require that CWJV pay an annual preferred distribution at a rate of 5.0%, which increases to 6.0% on July 1, 2013, on the preferred liquidation value of the PJV units of CWJV that are held by Westfield.  Westfield has the right to have all or a portion of the PJV units redeemed by CWJV with either cash or property owned by CWJV, in each case for a net equity amount equal to the preferred liquidation value of the PJV units. At any time after January 1, 2013, Westfield may propose that CWJV acquire certain qualifying property that would be used to redeem the PJV units at their preferred liquidation value. If CWJV does not redeem the PJV units with such qualifying property (a “Preventing Event”), then the annual preferred distribution rate on the PJV units increases to 9.0% beginning July 1, 2013.  We will have the right, but not the obligation, to offer to redeem the PJV units from January 31, 2013 through January 31, 2015 at their preferred liquidation value, plus accrued and unpaid distributions. We amended the joint venture agreement with Westfield in September 2012 to provide that, if we exercise our right to offer to redeem the PJV units on or before August 1, 2013, then the preferred liquidation value will be reduced by $10.0 million so long as Westfield does not reject the offer and the redemption closes on or before September 30, 2013. If we fail to make such an offer, the annual preferred distribution rate on the PJV units increases to 9.0% for the period from July 1, 2013 through June 30, 2016, at which time it decreases to 6.0% if a Preventing Event has not occurred.  If, upon redemption of the PJV units, the fair value of our common stock is greater than $32.00 per share, then such excess (but in no case greater than $26.0 million in the aggregate) shall be added to the aggregate preferred liquidation value payable on account of the PJV units.  We account for this contingency using the method prescribed for earnings or other performance measure contingencies.  As such, should this contingency result in additional consideration to Westfield, we will record the current fair value of the consideration issued as a purchase price adjustment at the time the consideration is paid or payable.
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
We own a parcel of land in Lee’s Summit, MO that we are ground leasing to a third party development company.  The third party developed and operates a shopping center on the land parcel.  We have guaranteed 27% of the loans of which the maximum guaranteed amount, representing 27% of capacity, is approximately $15.2 million. The total amount outstanding at March 31, 2013 on the loans was $49.3 million of which we have guaranteed $13.3 million. We included an obligation of $0.2 million as of March 31, 2013 and December 31, 2012 in the accompanying condensed consolidated balance sheets to reflect the estimated fair value of the guaranty. The loan matured in April 2013. The third party developer is working with the lender to extend the maturity date of the loan. We have not increased our accrual for the contingent obligation as we do not believe that this contingent obligation is probable.
We have guaranteed 100% of the construction and land loans of West Melbourne, an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $44.1 million.  West Melbourne developed and operates Hammock Landing, a community center in West Melbourne, FL. The total amount outstanding on the loans at March 31, 2013 was $44.1 million. The guaranty will expire upon repayment of the debt.  The land loan, and the construction loan, each representing $2.8 million and $41.2 million, respectively, of the amount outstanding at March 31, 2013, mature in November 2013. The construction loan has a one-year extension option available. We included an obligation of $0.5 million in the accompanying condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012 to reflect the estimated fair value of this guaranty.
We have guaranteed 100% of the construction loan of Port Orange, an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $63.0 million.  Port Orange developed and operates The Pavilion at Port Orange, a community center in Port Orange, FL.  The total amount outstanding at March 31, 2013 on the loan was $63.0 million. The guaranty will expire upon repayment of the debt.  The loan matures in March 2014 and has a one-year extension option available. We included an obligation of $1.0 million in the accompanying condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012 to reflect the estimated fair value of this guaranty.

We have guaranteed the lease performance of YTC, an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22.0 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to $10.0 million. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $17.2 million as of March 31, 2013.  We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty.  We did not include an obligation for this guaranty because we determined that the fair value of the guaranty was not material as of March 31, 2013 and December 31, 2012.
We have guaranteed 100% of a term loan for Gulf Coast, an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $6.7 million. The loan is for the third phase expansion of Gulf Coast Town Center, a shopping center located in Ft. Myers, FL. The total amount outstanding at March 31, 2013 on the loan was $6.7 million. The guaranty will expire upon repayment of the debt. The loan matures in July 2015. We did not include an obligation for this guaranty because we determined that the fair value of the guaranty was not material as of March 31, 2013 and December 31, 2012.
In March 2013, we guaranteed 100% of a construction loan for Fremaux, an unconsolidated affiliate in which we own a 65% interest, of which the maximum guaranteed amount is $46.0 million. The loan is for the development of Fremaux Town Center, a community center located in Slidell, LA. The total amount outstanding at March 31, 2013 on the loan was $2.7 million. The guaranty will expire upon repayment of the debt. The loan matures in March 2016 and has two one-year extension options for an outside maturity date of March 2018. We received a 1% fee for this guaranty when the loan was issued in March 2013 and have included an obligation of $0.5 million in the accompanying condensed consolidated balance sheet as of March 2013 to reflect the estimated fair value of this guaranty.

CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. The following discussion describes our most critical accounting policies, which are those that are both important to the presentation of our financial condition and results of operations and that require significant judgment or use of complex estimates.
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
Carrying Value of Long-Lived Assets
We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts or if there are other indicators of impairment. If it is determined that impairment has occurred, the amount of the impairment charge is equal to the excess of the asset’s carrying value over its estimated fair value.  We estimate fair value using the undiscounted cash flows expected to be generated by each property, which are based on a number of assumptions such as leasing expectations, operating budgets, estimated useful lives, future maintenance expenditures, intent to hold for use and capitalization rates, among others.  These assumptions are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated in our impairment analyses may not be achieved. There was no impairment of long-lived assets for the three month period ended March 31, 2013.
Allowance for Doubtful Accounts
We periodically perform a detailed review of amounts due from tenants and others to determine if accounts receivable balances are impaired based on factors affecting the collectibility of those balances.  Our estimate of the allowance for doubtful accounts requires significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.  We recorded a provision for doubtful accounts of $0.7 million and $0.5 million for the three months ended March 31, 2013 and 2012, respectively.

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
No impairments of investments in unconsolidated affiliates were incurred during the three months ended March 31, 2013.
Recent Accounting Pronouncements
 Accounting Guidance Adopted
In February 2013, the FASB issued ASU 2013-02. The objective of ASU 2013-02 is to improve reporting of reclassifications out of AOCI by presenting information about such reclassifications and their corresponding effect on net income primarily in one place either on the face of the financial statements or in the notes. ASU 2013-02 requires an entity to disclose information by component for significant amounts reclassified out of AOCI if the amounts reclassified are required to be reclassified under GAAP to net income in their entirety in the same reporting period. For amounts not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. For public companies, this guidance was effective on a prospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2012. ASU 2013-02 did not change the calculation of or amounts reported as net income and comprehensive income but did change the presentation of the components of AOCI reported in our condensed consolidated financial statements.
Accounting Pronouncements Not Yet Effective
In February 2013, the FASB issued ASU 2013-04. ASU 2013-04 addresses the diversity in practice related to the recognition, measurement and disclosure of certain obligations which are not addressed within existing GAAP guidance. Such obligations under the scope of ASU 2013-04 include debt arrangements, other contractual obligations, settled litigation and judicial rulings. The guidance requires an entity to measure these joint and several obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors as well as any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose information about the nature and amount of these obligations. For public companies, ASU 2013-04 is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2013. We may elect to use hindsight for the comparative periods (if we change our accounting as a result of the adoption of this guidance). Early adoption is permitted. We are evaluating the impact that this update may have on our consolidated financial statements.

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
In our reconciliation of net income (loss) attributable to common shareholders to FFO allocable to common shareholders that is presented below, we make an adjustment to add back noncontrolling interest in income (loss) of our Operating Partnership in order to arrive at FFO of our Operating Partnership.  We then apply a percentage to FFO of our Operating Partnership to arrive at FFO allocable to common shareholders. The percentage is computed by taking the weighted-average number of common shares outstanding for the period and dividing it by the sum of the weighted-average number of common shares and the weighted-average number of Operating Partnership units held by noncontrolling interests during the period.
FFO does not represent cash flows from operations as defined by GAAP, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income (loss) for purposes of evaluating our operating performance or to cash flow as a measure of liquidity.
FFO of the Operating Partnership increased to $101.6 million during the three months ended March 31, 2013 compared to $92.5 million in the prior-year period. FFO was positively impacted by improvements in same-center NOI.
The reconciliation of FFO to net income attributable to common shareholders is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Net income attributable to common shareholders	$19,090	$15,455
Noncontrolling interest in income of operating partnership	3,491	4,362
Depreciation and amortization expense of:
Consolidated properties	71,555	62,258
Unconsolidated affiliates	9,948	11,111
Discontinued operations	107	1,015
Non-real estate assets	(474)	(417)
Noncontrolling interests' share of depreciation and amortization	(1,607)	(446)
Loss on impairment of real estate, net of tax	—	196
Gain on depreciable property	(2)	(493)
Gain on discontinued operations, net of tax	(485)	(565)
Funds from operations of the Operating Partnership	101,623	92,476

The reconciliations of FFO of the Operating Partnership to FFO allocable to common shareholders are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Funds from operations of the Operating Partnership	$101,623	$92,476
Percentage allocable to common shareholders (1)	84.54%	78.05%
Funds from operations allocable to common shareholders	$85,912	$72,178

(1)
Represents the weighted-average number of common shares outstanding for the period divided by the sum of the weighted-average number of common shares and the weighted-average number of Operating Partnership units held by noncontrolling interests during the period.

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

Interest Rate Risk

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at March 31, 2013, a 0.5% increase or decrease in interest rates on variable-rate debt would decrease or increase annual cash flows by approximately $5.5 million and $2.2 million, respectively, and increase or decrease annual interest expense, after the effect of capitalized interest, by approximately $5.4 million and $2.2 million, respectively.

Based on our proportionate share of total consolidated and unconsolidated debt at March 31, 2013, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $95.9 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $90.8 million.

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

PART II - OTHER INFORMATION

ITEM 1:    Legal Proceedings

We are currently involved in certain litigation that arises in the ordinary course of business, most of which is expected to be covered by liability insurance. Based on current expectations, such matters, both individually and in the aggregate, are not expected to have a material adverse effect on our liquidity, results of operations, business or financial condition.
There have been no material developments during the three months ended March 31, 2013 in the matters described in "Part I, Item 3 - Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations, which are discussed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to such risk factors since the filing of our Annual Report

ITEM 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1–31, 2013	—	$—	—	$—
February 1–28, 2013	17,924	22.12	—	—
March 1–31, 2013	—	—	—	—
Total	17,924	$22.12	—	$—

(1)	Represents shares surrendered to the Company by employees to satisfy federal and state income tax with requirements related to the vesting of shares of restricted stock.
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

CBL & ASSOCIATES PROPERTIES, INC.

/s/ Farzana K. Mitchell
_____________________________________
Farzana K. Mitchell
Executive Vice President -
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)

Date: May 10, 2013

INDEX TO EXHIBITS

Exhibit Number	Description
10.25.1	Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and Cantor Fitzgerald & Co.*
10.25.2	Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and J.P. Morgan Securities LLC.*
10.25.3	Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and KeyBanc Capital Markets Inc.*
10.25.4	Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and RBC Capital Markets, LLC.*
10.25.5	Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and Wells Fargo Securities, LLC.*
12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends
31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Incorporated by reference from the Company's Current Report on Form 8-K, dated and filed on March 1, 2013. SEC File No. 1-12494.