Form 10-Q
period 2013-06-30
CBL & ASSOCIATES PROPERTIES INC
filed 2013-08-08
CIK 910612

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
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
As of August 2, 2013, there were 169,905,872 shares of common stock, par value $0.01 per share, outstanding.

CBL & Associates Properties, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1:   Financial Statements

CBL & Associates Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

ASSETS	June 30, 2013	December 31, 2012
Real estate assets:
Land	$909,585	$905,339
Buildings and improvements	7,237,585	7,228,293
	8,147,170	8,133,632
Accumulated depreciation	(2,061,148)	(1,972,031)
	6,086,022	6,161,601
Held for sale	—	29,425
Developments in progress	210,086	137,956
Net investment in real estate assets	6,296,108	6,328,982
Cash and cash equivalents	64,430	78,248
Receivables:
Tenant, net of allowance for doubtful accounts of $2,154 and $1,977 in 2013 and 2012, respectively	78,803	78,963
Other, net of allowance for doubtful accounts of $1,283 and $1,270 in 2013 and 2012, respectively	29,985	8,467
Mortgage and other notes receivable	25,020	25,967
Investments in unconsolidated affiliates	282,389	259,810
Intangible lease assets and other assets	257,908	309,299
	$7,034,643	$7,089,736

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness	$4,622,395	$4,745,683
Accounts payable and accrued liabilities	327,399	358,874
Total liabilities	4,949,794	5,104,557
Commitments and contingencies (Notes 5 and 12)
Redeemable noncontrolling interests:
Redeemable noncontrolling partnership interests	40,471	40,248
Redeemable noncontrolling preferred joint venture interest	423,777	423,834
Total redeemable noncontrolling interests	464,248	464,082
Shareholders' equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized:
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding	18	18
6.625% Series E Cumulative Redeemable Preferred Stock, 690,000 shares outstanding	7	7
Common stock, $.01 par value, 350,000,000 shares authorized, 169,906,529 and 161,309,652 issued and outstanding in 2013 and 2012, respectively	1,699	1,613
Additional paid-in capital	1,955,990	1,773,630
Accumulated other comprehensive income	7,855	6,986
Dividends in excess of cumulative earnings	(510,761)	(453,561)
Total shareholders' equity	1,454,808	1,328,693
Noncontrolling interests	165,793	192,404
Total equity	1,620,601	1,521,097
	$7,034,643	$7,089,736
The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES:
Minimum rents	$170,185	$164,613	$340,663	$322,123
Percentage rents	2,376	1,756	7,291	5,208
Other rents	4,698	4,664	9,995	9,950
Tenant reimbursements	72,576	70,994	146,935	140,686
Management, development and leasing fees	2,849	1,967	5,924	4,436
Other	9,753	7,850	17,606	15,910
Total revenues	262,437	251,844	528,414	498,313

OPERATING EXPENSES:
Property operating	35,098	35,491	76,176	72,356
Depreciation and amortization	70,515	67,156	142,070	129,414
Real estate taxes	22,013	23,211	45,055	45,540
Maintenance and repairs	13,772	13,034	28,463	25,791
General and administrative	12,875	11,993	26,299	25,793
Loss on impairment	21,038	—	21,038	—
Other	8,190	6,559	14,846	13,317
Total operating expenses	183,501	157,444	353,947	312,211
Income from operations	78,936	94,400	174,467	186,102
Interest and other income	661	1,295	1,388	2,370
Interest expense	(57,205)	(61,400)	(117,033)	(121,231)
Loss on extinguishment of debt	(9,108)	—	(9,108)	—
Gain on sale of real estate assets	457	—	1,000	94
Gain on investments	2,400	—	2,400	—
Equity in earnings of unconsolidated affiliates	2,729	2,073	5,348	3,339
Income tax provision	(757)	(267)	(583)	(39)
Income from continuing operations	18,113	36,101	57,879	70,635
Operating income (loss) from discontinued operations	35	3,308	(627)	4,414
Gain (loss) on discontinued operations	91	(16)	872	895
Net income	18,239	39,393	58,124	75,944
Net income attributable to noncontrolling interests in:
Operating partnership	(36)	(5,197)	(3,527)	(9,559)
Other consolidated subsidiaries	(6,479)	(4,805)	(12,560)	(10,945)
Net income attributable to the Company	11,724	29,391	42,037	55,440
Preferred dividends	(11,223)	(10,594)	(22,446)	(21,188)
Net income attributable to common shareholders	$501	$18,797	$19,591	$34,252

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)
(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.00	$0.11	$0.12	$0.20
Discontinued operations	0.00	0.01	0.00	0.03
Net income attributable to common shareholders	$0.00	$0.12	$0.12	$0.23
Weighted-average common shares outstanding	166,607	150,913	164,088	149,704

Diluted earnings per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.00	$0.11	$0.12	$0.20
Discontinued operations	0.00	0.01	0.00	0.03
Net income attributable to common shareholders	$0.00	$0.12	$0.12	$0.23
Weighted-average common and potential dilutive common shares outstanding	166,607	150,954	164,088	149,746

Amounts attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$394	$16,184	$19,383	$30,071
Discontinued operations	107	2,613	208	4,181
Net income attributable to common shareholders	$501	$18,797	$19,591	$34,252

Dividends declared per common share	$0.23	$0.22	$0.46	$0.44

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$18,239	$39,393	$58,124	$75,944

Other comprehensive income:
Unrealized holding gain (loss) on available-for-sale securities	(1,015)	61	(252)	1,579
Reclassification to net income of realized gain on available-for-sale securities	—	(160)	—	(160)
Unrealized gain (loss) on hedging instruments	443	(1,332)	163	(1,610)
Reclassification to net income of hedging loss included in net income	562	567	1,119	1,129
Total other comprehensive income (loss)	(10)	(864)	1,030	938

Comprehensive income	18,229	38,529	59,154	76,882
Comprehensive income attributable to noncontrolling interests in:
Operating partnership	(21)	(5,019)	(3,688)	(9,776)
Other consolidated subsidiaries	(6,479)	(4,805)	(12,560)	(10,945)
Comprehensive income attributable to the Company	$11,729	$28,705	$42,906	$56,161

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

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands)
(Unaudited)
(Continued)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Partnership Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2013	$40,248	$25	$1,613	$1,773,630	$6,986	$(453,561)	$1,328,693	$192,404	$1,521,097
Net income	1,996	—	—	—	—	42,037	42,037	3,863	45,900
Other comprehensive income	10	—	—	—	869	—	869	151	1,020
Issuance of common stock	—	—	84	209,422	—	—	209,506	—	209,506
Dividends declared - common stock	—	—	—	—	—	(76,791)	(76,791)	—	(76,791)
Dividends declared - preferred stock	—	—	—	—	—	(22,446)	(22,446)	—	(22,446)
Issuance of restricted common stock	—	—	2	(2)	—	—	—	—	—
Cancellation of restricted common stock	—	—	—	(705)	—	—	(705)	—	(705)
Amortization of deferred compensation	—	—	—	1,887	—	—	1,887	—	1,887
Distributions to noncontrolling interests	(3,838)	—	—	—	—	—	—	(15,368)	(15,368)
Adjustment for noncontrolling interests	2,909	—	—	(29,057)	—	—	(29,057)	26,148	(2,909)
Adjustment to record redeemable noncontrolling interests at redemption value	(854)	—	—	815	—	—	815	39	854
Acquire controlling interest in shopping center property	—	—	—	—	—	—	—	(41,444)	(41,444)
Balance, June 30, 2013	$40,471	$25	$1,699	$1,955,990	$7,855	$(510,761)	$1,454,808	$165,793	$1,620,601

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,124	$75,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142,177	131,399
Net amortization of deferred finance costs and debt premiums	2,503	3,787
Net amortization of intangible lease assets and liabilities	(180)	(147)
Gain on sale of real estate assets	(1,000)	(3,130)
Gain on investment	(2,400)	—
Gain on sale of discontinued operations	(872)	(895)
Write-off of development projects	1	(123)
Share-based compensation expense	1,887	1,739
Net realized gain on sale of available-for-sale securities	—	(160)
Loss on impairment	21,038	—
Loss on impairment from discontinued operations	—	293
Loss on extinguishment of debt	9,108	—
Equity in earnings of unconsolidated affiliates	(5,348)	(3,339)
Distributions of earnings from unconsolidated affiliates	7,911	7,314
Provision for doubtful accounts	927	1,331
Change in deferred tax accounts	1,824	2,316
Changes in:
Tenant and other receivables	(5,796)	5,745
Other assets	5,173	2,923
Accounts payable and accrued liabilities	(45,408)	(5,207)
Net cash provided by operating activities	189,669	219,790

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(147,327)	(88,890)
Acquisition of real estate assets	(26,444)	(61,419)
Additions to restricted cash	(528)	(1,270)
Proceeds from sales of real estate assets	45,039	38,161
Additions to mortgage and other notes receivable	(2,700)	(2,965)
Payments received on mortgage and other notes receivable	3,699	2,160
Proceeds from sales of investments and available-for-sale securities	15,877	—
Additional investments in and advances to unconsolidated affiliates	(29,079)	(3,969)
Distributions in excess of equity in earnings of unconsolidated affiliates	4,239	7,316
Changes in other assets	(11,677)	2,066
Net cash used in investing activities	(148,901)	(108,810)

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$752,835	$1,136,081
Principal payments on mortgage and other indebtedness	(882,239)	(1,108,292)
Additions to deferred financing costs	(900)	(2,688)
Prepayment fees on extinguishment of debt	(8,708)	—
Proceeds from issuances of common stock	209,506	87
Proceeds from exercises of stock options	—	4,434
Purchase of noncontrolling interest in the Operating Partnership	—	(9,836)
Contributions from noncontrolling interests	—	4,042
Distributions to noncontrolling interests	(29,437)	(34,323)
Dividends paid to holders of preferred stock	(22,446)	(21,188)
Dividends paid to common shareholders	(73,197)	(63,852)
Net cash used in financing activities	(54,586)	(95,535)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,818)	15,445
CASH AND CASH EQUIVALENTS, beginning of period	78,248	56,092
CASH AND CASH EQUIVALENTS, end of period	$64,430	$71,537

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$114,360	$115,507

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
CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the “Operating Partnership”). As of June 30, 2013, the Operating Partnership owned controlling interests in 77 regional malls/open-air and outlet centers (including one mixed-use center), 28 associated centers (each located adjacent to a regional mall), seven community centers and eight office buildings, including CBL’s corporate office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a variable interest entity ("VIE").  At June 30, 2013, the Operating Partnership owned noncontrolling interests in nine regional malls/open-air centers, four associated centers, four community centers and seven office buildings. Because one or more of the other partners have substantive participating rights, the Operating Partnership does not control these partnerships and joint ventures and, accordingly, accounts for these investments using the equity method. The Operating Partnership had controlling interests in two outlet center developments, four mall expansions, three mall redevelopments and one associated center redevelopment at June 30, 2013.  The Operating Partnership had a noncontrolling interest in one community center development at June 30, 2013. The Operating Partnership also holds options to acquire certain development properties owned by third parties.
CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At June 30, 2013, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 84.2% limited partner interest for a combined interest held by CBL of 85.2%.
The noncontrolling interest in the Operating Partnership is held by CBL & Associates, Inc., its shareholders and affiliates and certain senior officers of the Company (collectively "CBL's Predecessor"), all of which contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993, and by various third parties. At June 30, 2013, CBL’s Predecessor owned a 9.1% limited partner interest and the third parties owned a 5.7% limited partner interest in the Operating Partnership.  CBL’s Predecessor also owned 3.2 million shares of CBL’s common stock at June 30, 2013, for a total combined effective interest of 10.7% in the Operating Partnership.
The Operating Partnership conducts CBL’s property management and development activities through its wholly-owned subsidiary, CBL & Associates Management, Inc. (the “Management Company”), to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).
CBL, the Operating Partnership and the Management Company are collectively referred to herein as “the Company.”
The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. All intercompany transactions have been eliminated. The results for the interim period ended June 30, 2013 are not necessarily indicative of the results to be obtained for the full fiscal year.
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

Note 2 – Recent Accounting Pronouncements
 Accounting Guidance Adopted
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). The objective of ASU 2013-02 is to improve reporting of reclassifications out of accumulated other comprehensive income ("AOCI") by presenting information about such reclassifications and their corresponding effect on net income primarily in one place, either on the face of the financial statements or in the notes. ASU 2013-02 requires an entity to disclose information by component for significant amounts reclassified out of AOCI if the amounts reclassified are required to be reclassified under GAAP to net income in their entirety in the same reporting period. For amounts not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. For public companies, this guidance was effective on a prospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2012. ASU 2013-02 did not change the calculation of or amounts reported as net income and comprehensive income but did change the presentation of the components of AOCI reported in the Company's condensed consolidated financial statements.
In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes ("ASU 2013-10"). ASU 2013-10 permits the Overnight Index Swap ("OIS") Rate, also referred to as the Fed Funds Effective Swap Rate, to be used as a U.S. benchmark for hedge accounting purposes, in addition to London Interbank Offered Rate ("LIBOR") and interest rates on direct U.S. Treasury obligations. The guidance also removes the restriction on using different benchmarks for similar hedges. ASU 2013-10 is effective prospectively for qualifying new or redesignated hedges entered into on or after July 17, 2013. The Company does not expect the adoption of this guidance to have a material effect on its condensed consolidated financial statements.
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
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). The objective of this update is to reduce the diversity in practice related to the presentation of certain unrecognized tax benefits. ASU 2013-11 provides that unrecognized tax benefits are to be presented as a reduction of a deferred tax asset for a net operating loss ("NOL") carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the governing tax law. To the extent such an NOL carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position or the entity does not intend to use the deferred tax asset for this purpose, the unrecognized tax benefit is to be recorded as a liability in the financial statements and should not be netted with a deferred tax asset. ASU 2013-11 is effective for public companies for fiscal years beginning after December 15, 2013 and interim periods within those years. The guidance should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption and retrospective application are permitted. The Company is evaluating the impact that this update may have on its consolidated financial statements.

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
Fair Value Measurements on a Recurring Basis
The following tables set forth information regarding the Company’s financial instruments that are measured at fair value on a recurring basis in the accompanying condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012:

		Fair Value Measurements at Reporting Date Using
	Fair Value at June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$16,304	$16,304	$—	$—
Interest rate cap	—	—	—	—

Liabilities:
Interest rate swaps	$4,528	$—	$4,528	$—

		Fair Value Measurements at Reporting Date Using
	Fair Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$27,679	$16,556	$—	$11,123
Privately-held debt and equity securities	2,475	—	—	2,475
Interest rate cap	—	—	—	—

Liabilities:
Interest rate swaps	$5,805	$—	$5,805	$—

The Company recognizes transfers in and out of every level at the end of each reporting period. There were no transfers between Levels 1, 2, or 3 for any periods presented.
Intangible lease assets and other assets in the condensed consolidated balance sheets include marketable securities consisting of corporate equity securities and bonds that are classified as available-for-sale.  Net unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of AOCI in redeemable noncontrolling interests, shareholders’ equity and noncontrolling interests.  If a decline in the value of an investment is deemed to be other than temporary, the investment is written down to fair value and an impairment loss is recognized in the current period to the extent of the decline in value. During the three and six month periods ended June 30, 2013 and 2012, the Company did not record any write-downs related to other-than-temporary impairments.  During the three and six month periods ended June 30, 2013, the Company did not recognize any realized gains or losses related to sales of marketable securities. During the three and six month periods ended June 30, 2012, the Company recognized realized gains of $160 related to sales of marketable securities. The fair values of the Company’s available-for-sale securities are based on quoted market prices and are classified under Level 1.  Tax increment financing bonds ("TIF bonds"), which were classified as Level 3 as of December 31, 2012, were redeemed in January 2013.
The following is a summary of the available-for-sale securities held by the Company as of June 30, 2013 and December 31, 2012:

		Gross Unrealized
	Adjusted Cost	Gains	Losses	Fair Value
June 30, 2013:
Common stocks	$4,195	$13,124	$(1,015)	$16,304

		Gross Unrealized
	Adjusted Cost	Gains	Losses	Fair Value
December 31, 2012:
Common stocks	$4,195	$12,361	$—	$16,556
Government and government-sponsored entities	11,123	—	—	11,123
	$15,318	$12,361	$—	$27,679
The Company uses interest rate swaps and caps to mitigate the effect of interest rate movements on its variable-rate debt.  The Company had four interest rate swaps and one interest rate cap as of June 30, 2013 and December 31, 2012, that qualify as hedging instruments and are designated as cash flow hedges.  The interest rate cap is included in intangible lease assets and other assets and the interest rate swaps are reflected in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.  The swaps and cap have predominantly met the effectiveness test criteria since inception and changes in their fair values are, thus, primarily reported in other comprehensive income (loss) ("OCI/L") and are reclassified into earnings in the same period or periods during which the hedged items affect earnings.  The fair values of the Company’s interest rate hedges, classified under Level 2, are determined based on prevailing market data for contracts with matching durations, current and anticipated LIBOR information, consideration of the Company’s credit standing, credit risk of the counterparties and reasonable estimates about relevant future market conditions.  See Note 6 for further information regarding the Company’s interest rate hedging instruments.
The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments.  Based on the interest rates for similar financial instruments, the carrying value of mortgage and other notes receivable is a reasonable estimate of fair value.  The estimated fair value of mortgage and other indebtedness was $4,817,491 and $5,058,411 at June 30, 2013 and December 31, 2012, respectively.  The fair value was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently. The carrying amount of mortgage and other indebtedness was $4,622,395 and $4,745,683 at June 30, 2013 and December 31, 2012, respectively.

Prior to February 2013, the Company held TIF bonds, which had a 2028 maturity date and were received in a private placement as consideration for infrastructure improvements made by the Company related to the development of a community center. The Company had the intent and ability to hold the TIF bonds through the recovery period. The Company adjusted the bonds to their net realizable value as of December 31, 2012 and they were redeemed in January 2013. Due to the significant unobservable estimates and assumptions used in the valuation of the TIF bonds, such as the forecasted growth in sales and lack of marketability discount, the Company had classified the TIF bonds under Level 3 in the fair value hierarchy. The following table provides a reconciliation of changes between the beginning and ending balances of the TIF bonds (Level 3):

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Available-for-sale securities (Level 3):
Balance, beginning of period	$11,123	$11,829
Redemption of TIF bonds	(11,002)	—
Reclassification adjustment AOCI	—	1,542
Transfer out of Level 3 (1)	(121)	(2,248)
Balance, end of period	$—	$11,123

(1)	The TIF bonds were adjusted to their net realizable value as of December 31, 2012 and were redeemed in January 2013. The difference in estimate was recorded as a transfer to real estate assets.

Prior to May 2013, the Company held a secured convertible promissory note from Jinsheng Group (“Jinsheng”), in which the Company also holds a cost-method investment.  The secured convertible note was non-interest bearing and secured by shares of Jinsheng.  Since the secured convertible note was non-interest bearing and there was no active market for Jinsheng’s debt, the Company performed a probability-weighted discounted cash flow analysis for its valuation as of December 31, 2012 using various sale, redemption and initial public offering ("IPO") exit strategies. The fair value analysis as of December 31, 2012 forecasted a 0% to 10% reduction in estimated cash flows. Sale and IPO scenarios employed capitalization rates ranging from 10% to 12% which were discounted 20% for lack of marketability. Due to the significant unobservable estimates and assumptions used in the valuation of the note, the Company had classified it under Level 3 in the fair value hierarchy.  The Company exercised its right to demand payment of the note and received $4,875 from Jinsheng in May 2013, recognizing a realized gain of $2,400 in the second quarter of 2013. The Company had previously recorded a $2,400 other-than-temporary impairment related to the Jinsheng note in 2009 due to China's declining real estate market. See Note 5 for further discussion. The following table provides a reconciliation of changes between the beginning and ending balances of the Jinsheng note (Level 3):

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Privately-held debt and equity securities (Level 3):
Balance, beginning of period	$2,475	$2,475
Net settlement	(4,875)	—
Realized gain recorded in earnings	2,400	—
Balance, end of period	$—	$2,475

Fair Value Measurements on a Nonrecurring Basis
The Company measures the fair value of certain long-lived assets on a nonrecurring basis, through quarterly impairment testing or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company considers both quantitative and qualitative factors in its impairment analysis of long-lived assets. Significant quantitative factors include historical and forecasted information for each property such as net operating income ("NOI"), occupancy statistics and sales levels. Significant qualitative factors used include market conditions, age and condition of the property and tenant mix. Due to the significant unobservable estimates and assumptions used in the valuation of long-lived assets that experience impairment, the Company classifies such long-lived assets under Level 3 in the fair value hierarchy. The fair value analysis as of June 30, 2013 used various probability-weighted scenarios comparing the property's net book value to the sum of its estimated fair value. Assumptions included up to a 10-year holding period with a sale at the end of the holding period, capitalization rates ranging from 10% to 12% and an estimated sales cost of 1%.

The following table sets forth information regarding the Company's assets that are measured at fair value on a nonrecurring basis:

		Fair Value Measurements at Reporting Date Using
	Fair Value at June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Assets:
Long-lived assets	$23,900	$—	$—	$23,900	$20,453
In accordance with the Company's quarterly impairment review process, the Company recorded a non-cash impairment of real estate of $20,453 in the second quarter of 2013 related to Citadel Mall, located in Charleston, SC to write-down the depreciated book value to its estimated fair value as of the same date. The mall has experienced declining cash flows which are insufficient to cover the debt service on the mortgage secured by the property. The loan is currently in default and the Company has classified Citadel Mall as a non-core property as of June 30, 2013.
The revenue of Citadel Mall accounted for approximately 0.7% of total consolidated revenue for the trailing twelve months ended June 30, 2013. A reconciliation of Citadel Mall's carrying value for the six months ended June 30, 2013 is as follows:

Citadel Mall
Beginning carrying value, January 1, 2013	$45,178
Capital expenditures	69
Depreciation expense	(894)
Loss on impairment of real estate	(20,453)
Ending carrying value, June 30, 2013	$23,900

Additionally, during the second quarter of 2013, the Company recorded a non-cash impairment of $585 to write-down the depreciated book value of the Company's corporate airplane to its fair value at its trade-in date.

Note 4 – Acquisitions and Discontinued Operations
Acquisitions
The pro forma effect of the acquisitions described below was not material.
In April 2013, the Company acquired the remaining 51% noncontrolling interest in Kirkwood Mall in Bismarck, ND. See Note 5 for additional information.
The following table summarizes the final allocation of the estimated fair values of the assets acquired and liabilities assumed as of the respective acquisition dates for the Company's 2012 acquisitions, consisting of a 75% interest in The Outlet Shoppes at El Paso, a 50% interest in The Outlet Shoppes at Gettysburg, Dakota Square Mall, a 49% interest in Kirkwood Mall, and the remaining 40% interests in Imperial Valley:

	Preliminary Purchase Price Allocation	Adjustments (1)	Final Purchase Price Allocation
Land	$88,066	$(197)	$87,869
Buildings and improvements	378,550	1,213	379,763
Investments in unconsolidated affiliates	3,864	—	3,864
Tenant improvements	15,429	(101)	15,328
Above-market leases	15,451	(92)	15,359
In-place leases	67,112	(1,298)	65,814
Total assets	568,472	(475)	567,997
Mortgage note payables assumed	(259,470)	—	(259,470)
Debt premium	(15,334)	—	(15,334)
Below-market leases	(40,173)	475	(39,698)
Noncontrolling interest	(60,295)	—	(60,295)
Value of Company's interest in joint ventures	(65,494)	—	(65,494)
Net assets acquired	$127,706	$—	$127,706

(1) Represents adjustments to Dakota Square based on final valuation report.

Discontinued Operations
The results of operations of the properties described below, as well as any gains or impairment losses related to those properties, are included in discontinued operations for all periods presented, as applicable. Net proceeds from these sales were used to reduce the outstanding balances on the Company's credit facilities. The following is a summary of the Company's dispositions since January 1, 2012:

				Sales Price		Gain/ (Loss)
Sales Date	Property	Property Type	Location	Gross	Net
March 2013	1500 Sunday Drive	Office Building	Raleigh, NC	$8,300	$7,862	$(549)
March 2013	Peninsula I & II (1)	Office Building	Newport News, VA	5,250	5,121	598
January 2013	Lake Point & Suntrust	Office Building	Greensboro, NC	30,875	30,490	823
			2013 Activity	$44,425	$43,473	$872

December 2012	Willowbrook Plaza (2)	Community Center	Houston, TX	$24,450	$24,171	$—
October 2012	Towne Mall (3)	Mall	Franklin, OH	950	892	—
October 2012	Hickory Hollow Mall (4)	Mall	Antioch, TN	1,000	966	—
July 2012	Massard Crossing	Community Center	Fort Smith, AR	7,803	7,432	—
March 2012	Settlers Ridge - Phase II	Community Center	Robinson Township, PA	19,144	18,951	867
January 2012	Oak Hollow Square (5)	Community Center	High Point, NC	14,247	13,796	(1)
November 2011	Westridge Square (6)	Community Center	Greensboro, NC			29
			2012 Activity	$67,594	$66,208	$895
(1) Classified as held for sale as of December 31, 2012.
(2) Loss on impairment of $17,743 recorded in the third quarter of 2012 to write down the book value of this property to its then estimated fair value.
(3) Loss on impairment of $419 recorded in the third quarter of 2012 to write down the book value of this property to expected sales price.
(4) Loss on impairment of $8,047 recorded in the third quarter of 2012 to write down the book value of this property to expected sales price.
(5) Loss on impairment of $255 recorded in the first quarter of 2012 related to the true-up of certain estimated amounts to actual amounts.
(6) Reflects subsequent true-up for settlement of estimated expenses based on actual amounts.

Total revenues of the properties described above that are included in discontinued operations were $3 and $3,754 for the three months ended June 30, 2013 and 2012, respectively, and $450 and $8,367 for the six months ended June 30, 2013 and 2012, respectively. The total net investment in real estate assets at the time of sale for the office buildings sold during the six months ended June 30, 2013 was $42,693. There were no outstanding mortgage loans for any of the office buildings that were sold during the six months ended June 30, 2013. Discontinued operations for the three and six month periods ended June 30, 2013 and 2012 also include settlements of estimated expenses based on actual amounts for properties sold during previous periods.

Note 5 – Unconsolidated Affiliates, Noncontrolling Interests and Cost Method Investments

Unconsolidated Affiliates

At June 30, 2013, the Company had investments in the following 17 entities, which are accounted for using the equity method of accounting:

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
Although the Company had majority ownership of certain joint ventures during 2013 and 2012, it evaluated the investments and concluded that the other partners or owners in these joint ventures had substantive participating rights, such as approvals of:

•	the pro forma for the development and construction of the project and any material deviations or modifications thereto;

•	the site plan and any material deviations or modifications thereto;

•	the conceptual design of the project and the initial plans and specifications for the project and any material deviations or modifications thereto;

•	any acquisition/construction loans or any permanent financings/refinancings;

•	the annual operating budgets and any material deviations or modifications thereto;

•	the initial leasing plan and leasing parameters and any material deviations or modifications thereto; and

•	any material acquisitions or dispositions with respect to the project.
As a result of the joint control over these joint ventures, the Company accounts for these investments using the equity method of accounting.

Condensed combined financial statement information of these unconsolidated affiliates is as follows:

	As of
ASSETS	June 30, 2013	December 31, 2012
Investment in real estate assets	$2,147,166	$2,143,187
Accumulated depreciation	(522,680)	(492,864)
	1,624,486	1,650,323
Developments in progress	74,038	21,809
Net investment in real estate assets	1,698,524	1,672,132
Other assets	170,975	175,540
Total assets	$1,869,499	$1,847,672

LIABILITIES
Mortgage and other indebtedness	$1,454,758	$1,456,622
Other liabilities	41,279	48,538
Total liabilities	1,496,037	1,505,160

OWNERS' EQUITY
The Company	218,639	196,694
Other investors	154,823	145,818
Total owners' equity	373,462	342,512
Total liabilities and owners' equity	$1,869,499	$1,847,672

	Total for the Three Months Ended June 30,		Company's Share for the Three Months Ended June 30,
	2013	2012	2013	2012
Revenues	$60,024	$62,205	$30,776	$32,976
Depreciation and amortization	(19,122)	(20,718)	(9,923)	(11,008)
Interest expense	(19,043)	(21,086)	(9,764)	(11,093)
Other operating expenses	(17,105)	(18,076)	(8,360)	(9,022)
Gain on sale of real estate assets	—	430	—	220
Net income	$4,754	$2,755	$2,729	$2,073

	Total for the Six Months Ended June 30,		Company's Share for the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$120,743	$124,499	$62,446	$66,387
Depreciation and amortization	(38,270)	(41,484)	(19,871)	(22,119)
Interest expense	(38,711)	(42,197)	(19,836)	(22,296)
Other operating expenses	(35,518)	(37,023)	(17,391)	(18,853)
Gain on sale of real estate assets	—	430	—	220
Net income	$8,244	$4,225	$5,348	$3,339
Fremaux Town Center JV, LLC
In January 2013, the Company formed a 65/35 joint venture, Fremaux Town Center JV, LLC ("Fremaux"), to develop, own and operate Fremaux Town Center, a community center development located in Slidell, LA. Construction began in March 2013 with completion expected in July 2014. The partners contributed aggregate initial equity of $20,500, of which the Company's contribution was $18,450. Following the initial formation of Fremaux, all required future contributions will be funded on a 65/35 pro rata basis. In March 2013, Fremaux obtained a construction loan on the property that allows for borrowings up to $46,000 and bears interest at LIBOR plus 2.125%. The loan matures in March 2016 and has two one-year extension options, which are at the joint venture's election, for an outside maturity date of March 2018. The Company has guaranteed 100% of the construction loan. As of June 30, 2013, $5,531 was outstanding under the loan. The Company holds the majority ownership interest in Fremaux but the noncontrolling interest partner holds substantive participating rights. As a result, the Company accounted for its investment in Fremaux using the equity method of accounting as of June 30, 2013.
2013 Financings
In the first quarter of 2013, Renaissance Phase II CMBS, LLC closed on a $16,000 10-year, non-recourse commercial mortgage-backed securities ("CMBS") loan, secured by Renaissance Center Phase II in Durham, NC. The loan bears interest at a fixed rate of 3.4895% and matures in April 2023. Proceeds from the loan were used to retire the existing $15,700 loan that was scheduled to mature in April 2013.
Also during the first quarter of 2013, CBL-Friendly Center CMBS, LLC closed on a $100,000 10-year, non-recourse CMBS loan, secured by Friendly Center, located in Greensboro, NC. The loan bears interest at a fixed rate of 3.4795% and matures in April 2023. Proceeds from the new loan were used to retire four existing loans aggregating $96,934 that were secured by Friendly Center, Friendly Center Office Building, First National Bank Building, Green Valley Office Building, First Citizens Bank Building and Bank of America Building, all located in Greensboro, NC and scheduled to mature in April 2013.
All of the debt on the properties owned by the unconsolidated affiliates is non-recourse, except for Fremaux, West Melbourne, Port Orange, High Pointe Commons, and Gulf Coast Phase III. See Note 12 for a description of guarantees the Company has issued related to certain unconsolidated affiliates.
Noncontrolling Interests

Redeemable noncontrolling interests include a noncontrolling partnership interest in the Operating Partnership that is not owned by the Company and for which the partnership agreement includes redemption provisions that may require the Company to redeem the partnership interest for real property.  Redeemable noncontrolling interests also include the aggregate noncontrolling ownership interest in other consolidated subsidiaries that is held by third parties and for which the related partnership agreements contain redemption provisions at the holder’s election that allow for redemption through cash and/or properties.  The total redeemable noncontrolling partnership interests of $40,471 as of June 30, 2013 consisted of noncontrolling interests in the Operating Partnership and in the Company’s consolidated subsidiary that provides security and maintenance services to third parties of $34,209 and $6,262, respectively.  At December 31, 2012, the total redeemable noncontrolling partnership interests of $40,248 consisted of noncontrolling interests in the Operating Partnership and in the Company’s consolidated security and maintenance services subsidiary of $33,835 and $6,413, respectively.
The redeemable noncontrolling preferred joint venture interest includes the preferred joint venture units (“PJV units”) issued to the Westfield Group (“Westfield”) for the acquisition of certain properties during 2007.  See Note 12 for additional information related to the PJV units.  Activity related to the redeemable noncontrolling preferred joint venture interest represented by the PJV units is as follows:

	Six Months Ended June 30,
	2013	2012
Beginning Balance	$423,834	$423,834
Net income attributable to redeemable noncontrolling preferred joint venture interest	10,228	10,286
Distributions to redeemable noncontrolling preferred joint venture interest	(10,285)	(10,343)
Ending Balance	$423,777	$423,777
Noncontrolling interests include the aggregate noncontrolling partnership interest in the Operating Partnership that is not owned by the Company and for which each of the noncontrolling limited partners has the right to exchange all or a portion of its partnership interests for shares of the Company’s common stock, or at the Company’s election, their cash equivalent.  Noncontrolling interests also include the aggregate noncontrolling ownership interest in the Company’s other consolidated subsidiaries that is held by third parties and for which the related partnership agreements either do not include redemption provisions or are subject to redemption provisions that do not require classification outside of permanent equity.  As of June 30, 2013, the total noncontrolling interests of $165,793 consisted of noncontrolling interests in the Operating Partnership and in other consolidated subsidiaries of $144,043 and $21,750 respectively.  The total noncontrolling interests at December 31, 2012 of $192,404 consisted of noncontrolling interests in the Operating Partnership and in other consolidated subsidiaries of $128,907 and $63,497, respectively.
Cost Method Investments
The Company owns a 6.2% noncontrolling interest in subsidiaries of Jinsheng, an established mall operating and real estate development company located in Nanjing, China. As of June 30, 2013, Jinsheng owned controlling interests in eight home furnishing shopping malls.

Prior to May 2013, the Company also held a secured convertible promissory note secured by 16,565,534 Series 2 Ordinary Shares of Jinsheng (which equated to a 2.275% ownership interest). The secured note was non-interest bearing and was amended by the Company and Jinsheng to extend to May 30, 2013 the Company's right to convert the outstanding amount of the secured note into 16,565,534 Series A-2 Preferred Shares of Jinsheng. The amendment also provided that if Jinsheng should complete an IPO, the secured note would be converted into common shares of Jinsheng immediately prior to the IPO. Furthermore, the secured note would bear interest of 8.0% until the extended maturity date and, if not paid prior to or on the maturity date, would thereafter bear interest at 30.0%. The Company exercised its right to demand payment of the note and received payment from Jinsheng in May 2013. See Note 3 for additional information.
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
Variable Interest Entities
Louisville Outlet Shoppes, LLC
In May 2013, the Company entered into a joint venture, Louisville Outlet Shoppes, LLC, with a third party to develop, own and operate The Outlet Shoppes at Louisville located in Simpsonville, KY. Construction began in June 2013 with completion expected in summer 2014. The Company holds a 65% ownership interest in the joint venture. The Company determined that its investment in this joint venture represents an interest in a VIE and that the Company is the primary beneficiary because of its power to direct activities of the joint venture that most significantly impact the joint venture's economic performance as well as the obligation to absorb losses or right to receive benefits from the VIE that could be significant. As a result, the joint venture is presented in the accompanying condensed consolidated financial statements as of June 30, 2013 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest.
Kirkwood Mall Mezz, LLC
In the fourth quarter of 2012, the Company acquired a 49% ownership interest in Kirkwood Mall Mezz, LLC, which owns Kirkwood Mall located in Bismarck, ND. The Company determined that its investment in this joint venture represented an interest in a VIE and that the Company was the primary beneficiary, since under the terms of the agreement the Company's equity investment was at risk while the third party had a fixed price for which it would sell its remaining 51% equity interest to the Company. As a result, the joint venture was presented in the consolidated financial statements as of December 31, 2012 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest. In accordance with its executed agreement, the Company acquired the remaining 51% interest in April 2013 and assumed $40,368 of non-recourse debt. Following the Company's acquisition of the noncontrolling interest in April 2013, this joint venture is now wholly-owned, and is no longer a VIE.
Gettysburg Outlet Center Holding LLC
In the second quarter of 2012, the Company entered into a joint venture, Gettysburg Outlet Center Holding LLC, with a third party to develop, own and operate The Outlet Shoppes at Gettysburg. The Company holds a 50% ownership interest in this joint venture. The Company determined that its investment in this joint venture represents an interest in a VIE and that the Company is the primary beneficiary since it has the power to direct activities of the joint venture that most significantly impact the joint venture's economic performance as well as the obligation to absorb losses or right to receive benefits from the VIE that could be significant. As a result, the joint venture is presented in the accompanying condensed consolidated financial statements as of June 30, 2013 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest.
El Paso Outlet Center Holding, LLC
In the second quarter of 2012, the Company entered into a joint venture, El Paso Outlet Center Holding, LLC, with a third party to develop, own and operate The Outlet Shoppes at El Paso. The Company holds a 75% ownership interest in the joint venture. The Company determined that its investment in this joint venture represents an interest in a VIE and that the Company is the primary beneficiary since it has the power to direct the activities of the joint venture that most significantly impact the joint venture's economic performance as well as the obligation to absorb losses or right to receive benefits from the VIE that could be significant. As a result, the joint venture is presented in the accompanying condensed consolidated financial statements as of June 30, 2013 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest.

Note 6 – Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following:

	June 30, 2013		December 31, 2012
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$3,516,429	5.56%	$3,776,245	5.42%
Financing method obligation (3)	18,264	8.00%	18,264	8.00%
Total fixed-rate debt	3,534,693	5.57%	3,794,509	5.43%
Variable-rate debt:
Non-recourse term loans on operating properties	134,525	3.00%	123,875	3.36%
Recourse term loans on operating properties	78,820	2.33%	97,682	1.78%
Construction loans	40,963	2.94%	15,366	2.96%
Unsecured lines of credit	783,394	1.60%	475,626	2.07%
Secured line of credit (4)	—	—%	10,625	2.46%
Unsecured term loans	50,000	2.09%	228,000	1.82%
Total variable-rate debt	1,087,702	1.90%	951,174	2.20%
Total	$4,622,395	4.71%	$4,745,683	4.79%

(1)	Weighted-average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.

(2)
The Company has four interest rate swaps on notional amounts totaling $111,881 as of June 30, 2013 and $113,885 as of December 31, 2012 related to four variable-rate loans on operating properties to effectively fix the interest rate on the respective loans.  Therefore, these amounts are reflected in fixed-rate debt at June 30, 2013 and December 31, 2012.

(3)
This amount represents the noncontrolling partner's equity contributions related to Pearland Town Center that is accounted for as a financing due to certain terms of the CBL/T-C, LLC joint venture agreement.

(4)	The Company converted its secured line of credit to unsecured in February 2013.

Unsecured Lines of Credit

The Company has three unsecured credit facilities that are used for retirement of secured loans, repayment of term loans, working capital, construction and acquisition purposes, as well as issuances of letters of credit.

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

In the first quarter of 2013, the Company amended and restated its $105,000 secured credit facility with First Tennessee Bank, NA. The facility was converted from secured to unsecured with a capacity of $100,000 and a maturity date of February 2016.
Prior to May 14, 2013, borrowings under the three unsecured lines of credit bore interest at LIBOR plus a spread ranging from 155 to 210 basis points based on the Company’s leverage ratio. The Company also paid annual unused facility fees, on a quarterly basis, at rates of either 0.25% or 0.30% based on any unused commitment of each facility. In May 2013, the Company obtained an investment grade rating from Moody's Investors Service ("Moody's") and, effective May 14, 2013, made a one-time irrevocable election to use its credit rating to determine the interest rate on each facility. Under the credit rating election, each facility now bears interest at LIBOR plus a spread of 100 to 175 basis points. As of June 30, 2013, the Company's interest rate based on its credit rating from Moody's is LIBOR plus 140 basis points. Additionally, the Company will pay an annual facility fee that ranges from 0.15% to 0.35% of the total capacity of each facility rather than the unused commitment fees as described above. As of June 30, 2013, the annual facility fee is 0.30%. The three unsecured lines of credit had a weighted-average interest rate of 1.60% at June 30, 2013.

The following summarizes certain information about the Company's unsecured lines of credit as of June 30, 2013:

	Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date
Facility A	$600,000	$300,297	(1)	November 2015	November 2016
First Tennessee	100,000	52,679		February 2016	N/A
Facility B	600,000	430,418	(2)	November 2016	November 2017
	$1,300,000	$783,394
(1) There was an additional $475 outstanding on this facility as of June 30, 2013 for letters of credit. Up to $50,000 of the capacity on this facility can be used for letters of credit.
(2) There was an additional $617 outstanding on this facility as of June 30, 2013 for letters of credit. Up to $50,000 of the capacity on this facility can be used for letters of credit.

Unsecured Term Loans
In April 2013, the Company retired a $228,000 unsecured term loan at its maturity date with borrowings from the Company's credit facilities.
In the first quarter of 2013, under the terms of the Company's amended and restated agreement with First Tennessee Bank, NA described above, the Company obtained a $50,000 unsecured term loan that bears interest at LIBOR plus 1.90% and matures in February 2018. At June 30, 2013, the outstanding borrowings of $50,000 had a weighted-average interest rate of 2.09%.
See Note 16 for information related to a new unsecured term loan the Company obtained subsequent to June 30, 2013.
Covenants and Restrictions
The agreements to the unsecured lines of credit contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, minimum unencumbered asset and interest ratios, maximum secured indebtedness and limitations on cash flow distributions.  The Company believes that it was in compliance with all covenants and restrictions at June 30, 2013.
The following presents the Company's compliance with key unsecured debt covenant compliance ratios as of June 30, 2013:

Ratio	Required	Actual
Debt to total asset value	< 60%	50.3%
Ratio of unencumbered asset value to unsecured indebtedness	> 1.60x	3.65x
Ratio of unencumbered NOI to unsecured interest expense	> 1.75x	8.80x
Ratio of EBITDA to fixed charges (debt service)	> 1.50x	2.09x
The agreements for the unsecured credit facilities described above contain default provisions customary for transactions of this nature (with applicable customary grace periods). Additionally, any default in the payment of any recourse indebtedness greater than or equal to $50,000 or any non-recourse indebtedness greater than $150,000 (for the Company's ownership share) of the Company, the Operating Partnership or any Subsidiary, as defined, will constitute an event of default under the agreements to the credit facilities. The credit facilities also restrict the Company's ability to enter into any transaction that could result in certain changes in its ownership or structure as described under the heading “Change of Control/Change in Management” in the agreements to the credit facilities. Prior to obtaining an investment grade rating in May 2013, the obligations of the Company under the agreements were unconditionally guaranteed, jointly and severally, by any subsidiary of the Company to the extent such subsidiary was a material subsidiary and was not otherwise an excluded subsidiary, as defined in the agreements. In accordance with the agreements, once the Company obtained an investment grade rating, guarantees by material subsidiaries of the Company are no longer required.
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
Mortgages on Operating Properties
In June 2013, the Company closed on a three-year $11,400 non-recourse loan secured by Statesboro Crossing in Statesboro, GA. The loan bears interest at LIBOR plus 180 basis points. The loan matures in June 2016 and has two one-year extension options, which are at the Company's election, for an outside maturity date of June 2018. Proceeds from the loan were used to pay down the Company's credit facilities. The Company also retired an $88,410 loan in June 2013, which was secured by Mid Rivers Mall in St. Peters, MO, with borrowings from its credit facilities. The loan was scheduled to mature in May 2021 and bore interest at a fixed rate of 5.88%. The Company recorded an $8,936 loss on extinguishment of debt, which consisted of an $8,708 prepayment fee and $228 of unamortized debt issuance costs.
In April 2013, the Company retired a $71,740 loan, secured by South County Center in St. Louis, MO, with borrowings from its credit facilities. The loan was scheduled to mature in October 2013. In connection with this prepayment, the Company recorded a loss on extinguishment of debt of $172 from the write-off of an unamortized discount.
In the first quarter of 2013, the Company retired two loans with an aggregate balance of $77,099, including a $13,460 loan secured by Statesboro Crossing in Statesboro, GA and a $63,639 loan secured by Westmoreland Mall in Greensburg, PA, with borrowings from the Company's credit facilities. Both loans were scheduled to mature in the first quarter of 2013.
The lender of the non-recourse mortgage loan secured by Columbia Place in Columbia, SC notified the Company in the first quarter of 2012 that the loan had been placed in default. Columbia Place generates insufficient income levels to cover the debt service on the mortgage, which had a balance of $27,265 at June 30, 2013, and a contractual maturity date of September 2013. The lender on the loan receives the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments.
The lender of the non-recourse mortgage loan secured by Citadel Mall in Charleston, SC notified the Company in July 2013 that the loan had been placed in default. Citadel Mall generates insufficient income levels to cover the debt service on the mortgage, which had a balance of $68,282 at June 30, 2013, and a contractual maturity date of April 2017. In June 2013, the lender on the loan began receiving the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments.
See Note 16 for information concerning a loan payoff subsequent to June 30, 2013.
Scheduled Principal Payments
As of June 30, 2013, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, including construction loans and lines of credit, are as follows:

2013	$89,731
2014	219,168
2015	890,611
2016	1,271,515
2017	550,368
Thereafter	1,589,235
4,610,628
Net unamortized premiums	11,767
$4,622,395
Of the $89,731 of scheduled principal payments in 2013, $53,466 relates to the maturing principal balances of three operating property loans and $36,265 represents scheduled principal amortization. Two maturing operating property loans with principal balances totaling $26,200 as of June 30, 2013 have extensions available at the Company's option, leaving approximately $27,266 of loan maturities in 2013 that the Company intends to retire or refinance. Subsequent to June 30, 2013, the Company retired one operating property loan with an outstanding balance of $16,000 as of June 30, 2013. The Company may use its three unsecured credit facilities to retire loans maturing in 2013 as well as to provide flexibility for liquidity purposes.
The Company’s mortgage and other indebtedness had a weighted-average maturity of 4.6 years as of June 30, 2013 and 4.9 years as of December 31, 2012.

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

As of June 30, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount Outstanding
Interest Rate Cap	1	$123,125
Interest Rate Swaps	4	$111,881

Instrument Type	Location in Condensed Consolidated Balance Sheet	Notional Amount Outstanding	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 6/30/2013	Fair Value at 12/31/12	Maturity Date
Cap	Intangible lease assets and other assets	$123,125 (amortizing to $122,375)	3-month LIBOR	5.000%	$—	$—	Jan 2014

Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$54,086 (amortizing to $48,337)	1-month LIBOR	2.149%	$(2,162)	$(2,775)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$33,863 (amortizing to $30,276)	1-month LIBOR	2.187%	(1,386)	(1,776)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$12,660 (amortizing to $11,313)	1-month LIBOR	2.142%	(504)	(647)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$11,272 (amortizing to $10,083)	1-month LIBOR	2.236%	(476)	(607)	Apr 2016
					$(4,528)	$(5,805)

	Gain (Loss) Recognized in OCI/L (Effective Portion)		Location of Losses Reclassified from AOCI into Earnings (Effective Portion)	Loss Recognized in Earnings (Effective Portion)		Location of Gain Recognized in Earnings (Ineffective Portion)	Gain Recognized in Earnings (Ineffective Portion)
Hedging Instrument	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2013	2012		2013	2012		2013	2012
Interest rate contracts	$1,005	$(765)	Interest Expense	$(562)	$(567)	Interest Expense	$—	$—

	Gain (Loss) Recognized in OCI/L (Effective Portion)		Location of Losses Reclassified from AOCI into Earnings(Effective Portion)	Loss Recognized in Earnings (Effective Portion)		Location of Gain Recognized in Earnings (Ineffective Portion)	Gain Recognized in Earnings (Ineffective Portion)
Hedging Instrument	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2013	2012		2013	2012		2013	2012
Interest rate contracts	$1,282	$(481)	Interest Expense	$(1,119)	$(1,129)	Interest Expense	$—	$—

As of June 30, 2013, the Company expects to reclassify approximately $2,141 of losses currently reported in AOCI to interest expense within the next twelve months due to amortization of its outstanding interest rate contracts.  Fluctuations in fair values of these derivatives between June 30, 2013 and the respective dates of termination will vary the projected reclassification amount.

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
The changes in the components of AOCI for the three months ended June 30, 2013 are as follows:

	Redeemable Noncontrolling Interests		The Company		Noncontrolling Interests
	Unrealized Gains (Losses)
	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Total
Beginning balance, April 1, 2013	$376	$360	$(2,527)	$10,377	$(3,519)	$2,385	$7,452
OCI before reclassifications	(4)	4	115	452	(77)	62	552
Amounts reclassified from AOCI	—	—	(562)	—	—	—	(562)
Net current quarterly period OCI	(4)	4	(447)	452	(77)	62	(10)
Ending balance, June 30, 2013	$372	$364	$(2,974)	$10,829	$(3,596)	$2,447	$7,442

Reclassifications out of AOCI for the three months ended June 30, 2013 are as follows:

	Amount Reclassified from AOCI	Location in Condensed Consolidated Statement of Operations
Reclassification on cash flow hedges - interest rate contracts	$562	Interest Expense

The changes in the components of AOCI for the six months ended June 30, 2013 are as follows:

	Redeemable Noncontrolling Interests		The Company		Noncontrolling Interests
	Unrealized Gains (Losses)
	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Total
Beginning balance, January 1, 2013	$373	$353	$(2,756)	$9,742	$(3,563)	$2,263	$6,412
OCI before reclassifications	(1)	11	901	1,087	(33)	184	2,149
Amounts reclassified from AOCI	—	—	(1,119)	—	—	—	(1,119)
Net year-to-date period OCI	(1)	11	(218)	1,087	(33)	184	1,030
Ending balance, June 30, 2013	$372	$364	$(2,974)	$10,829	$(3,596)	$2,447	$7,442

Reclassifications out of AOCI for the six months ended June 30, 2013 are as follows:

	Amount Reclassified from AOCI	Location in Condensed Consolidated Statement of Operations
Reclassification on cash flow hedges - interest rate contracts	$1,119	Interest Expense

Note 8 – Mortgage and Other Notes Receivable
Each of the Company’s mortgage notes receivable is collateralized by either a first mortgage, or a second mortgage, or by an assignment of 100% of the partnership interests that own the real estate assets.  Other notes receivable include amounts due from tenants or government-sponsored districts and unsecured notes received from third parties as whole or partial consideration for property or investments.  Interest rates on mortgage and other notes receivable ranged from 2.7% to 10.0%, with a weighted-average interest rate of 6.94% and 7.33% at June 30, 2013 and December 31, 2012, respectively. Maturities of these notes receivable range from May 2014 to January 2047.
In May 2013, Mortgage Holdings, LLC, a subsidiary of the Company, entered into a $2,700 loan agreement with an affiliate of Horizon Group Properties, Inc. ("Horizon"), the Company's noncontrolling interest partner in The Outlet Shoppes at Atlanta. The note receivable bears interest of 7.0% through its maturity date in May 2015 and is secured by Horizon's interest in The Outlet Shoppes at Atlanta.
In the first quarter of 2013, Woodstock GA Investments, LLC, a joint venture in which the Company owns a 75.0% interest, received $3,525 of the balance on its $6,581 note receivable with an entity that owns an interest in land in Woodstock, GA, adjacent to the site of The Outlet Shoppes at Atlanta.
The Company believes that its mortgage and other notes receivable balance of $25,020 was fully collectible as of June 30, 2013.

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

Three Months Ended June 30, 2013	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$225,741	$11,348	$4,226	$21,122	$262,437
Property operating expenses (2)	(71,038)	(2,634)	(883)	3,672	(70,883)
Interest expense	(51,459)	(2,047)	(544)	(3,155)	(57,205)
Other expense	—	—	—	(8,190)	(8,190)
Gain on sale of real estate assets	—	—	—	457	457
Segment profit	$103,244	$6,667	$2,799	$13,906	126,616
Depreciation and amortization expense					(70,515)
General and administrative expense					(12,875)
Interest and other income					661
Loss on extinguishment of debt					(9,108)
Loss on impairment					(21,038)
Gain on investment					2,400
Equity in earnings of unconsolidated affiliates					2,729
Income tax provision					(757)
Income from continuing operations					$18,113
Capital expenditures (3)	$82,610	$6,460	$1,414	$44,314	$134,798

Three Months Ended June 30, 2012	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$227,579	$10,600	$2,715	$10,950	$251,844
Property operating expenses (2)	(71,539)	(2,598)	(1,702)	4,103	(71,736)
Interest expense	(54,830)	(2,115)	(629)	(3,826)	(61,400)
Other expense	—	—	—	(6,559)	(6,559)
Segment profit	$101,210	$5,887	$384	$4,668	112,149
Depreciation and amortization expense					(67,156)
General and administrative expense					(11,993)
Interest and other income					1,295
Equity in earnings of unconsolidated affiliates					2,073
Income tax provision					(267)
Income from continuing operations					$36,101
Capital expenditures (3)	$98,694	$1,940	$3,042	$14,880	$118,556

Six Months Ended June 30, 2013	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$464,352	$22,431	$7,885	$33,746	$528,414
Property operating expenses (2)	(152,004)	(5,431)	(1,417)	9,158	(149,694)
Interest expense	(104,396)	(4,093)	(1,121)	(7,423)	(117,033)
Other expense	—	—	—	(14,846)	(14,846)
Gain on sale of real estate assets	295	—	—	705	1,000
Segment profit	$208,247	$12,907	$5,347	$21,340	247,841
Depreciation and amortization expense					(142,070)
General and administrative expense					(26,299)
Interest and other income					1,388
Loss on extinguishment of debt					(9,108)
Equity in earnings of unconsolidated affiliates					5,348
Loss on impairment					(21,038)
Gain on investment					2,400
Income tax provision					(583)
Income from continuing operations					$57,879
Total assets	$6,021,614	$290,856	$243,642	$478,531	$7,034,643
Capital expenditures (3)	$102,167	$7,466	$2,598	$84,376	$196,607

Six Months Ended June 30, 2012	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$448,892	$20,841	$5,543	$23,037	$498,313
Property operating expenses (2)	(145,934)	(5,126)	(2,502)	9,875	(143,687)
Interest expense	(107,358)	(4,310)	(1,298)	(8,265)	(121,231)
Other expense	—	—	—	(13,317)	(13,317)
Gain (loss) on sale of real estate assets	—	—	97	(3)	94
Segment profit	$195,600	$11,405	$1,840	$11,327	220,172
Depreciation and amortization expense					(129,414)
General and administrative expense					(25,793)
Interest and other income					2,370
Equity in earnings of unconsolidated affiliates					3,339
Income tax provision					(39)
Income from continuing operations					$70,635
Total assets	$6,228,312	$303,899	$240,850	$140,550	$6,913,611
Capital expenditures (3)	$121,272	$3,480	$10,706	$18,586	$154,044

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

Note 10 – Equity
At-The-Market Equity Program
On March 1, 2013, the Company entered into separate controlled equity offering sales agreements (collectively, the "Sales Agreements") with a number of sales agents to sell shares of the Company's common stock, having an aggregate offering price of up to $300,000, from time to time in "at-the-market" equity offerings (as defined in Rule 415 of the Securities Act of 1933, as amended) or in negotiated transactions (the "ATM program"). In accordance with the Sales Agreements, the Company will set the parameters for the sales of shares, including the number of shares to be issued, the time period during which sales are to be made and any minimum price below which sales may not be made. The Sales Agreements provide that the sales agents will be entitled to compensation for their services at a mutually agreed commission rate not to exceed 2.0% of the gross proceeds from the sales of shares sold through the ATM program. The Company includes only shares issuances that have settled in the calculation of shares outstanding at the end of each period. The following table summarizes issuances of common stock sold through the ATM program since inception through June 30, 2013:

	Number of Shares Settled	Gross Proceeds	Net Proceeds	Weighted-average Sales Price
2013:
First quarter	1,889,105	$44,459	$43,904	$23.53
Second quarter	6,530,193	167,034	165,692	25.58
Total	8,419,298	$211,493	$209,596	$25.12
The proceeds from these sales were used to reduce the balances on our unsecured lines of credit. Since the commencement of the ATM program, the Company has issued 8,419,298 shares of common stock and approximately $88,507 remains available to be sold under this program. Actual future sales will depend on a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company has no obligation to sell the remaining shares available under the ATM program.

Note 11 – Earnings Per Share
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
The following summarizes the impact of potential dilutive common shares on the denominator used to compute EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Denominator – basic	166,607	150,913	164,088	149,704
Deemed shares related to deferred compensation arrangements	—	41	—	42
Denominator – diluted	166,607	150,954	164,088	149,746
The dilutive effect of stock options of 2,000 shares for the six months ended June 30, 2012 was excluded from the computation of diluted EPS because the effect of including the stock options would have been anti-dilutive. There were no outstanding stock options in 2013.

Note 12 – Contingencies
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
Other Contingencies
The Company consolidates its investment in a joint venture, CW Joint Venture, LLC (“CWJV”), with Westfield.  The terms of the joint venture agreement require that CWJV pay an annual preferred distribution at a rate of 5.0%, which increases to 6.0% on July 1, 2013, on the preferred liquidation value of the PJV units of CWJV that are held by Westfield.  Westfield has the right to have all or a portion of the PJV units redeemed by CWJV with either cash or property owned by CWJV, in each case for a net equity amount equal to the preferred liquidation value of the PJV units. At any time after January 1, 2013, Westfield may propose that CWJV acquire certain qualifying property that would be used to redeem the PJV units at their preferred liquidation value. If CWJV does not redeem the PJV units with such qualifying property (a “Preventing Event”), then the annual preferred distribution rate on the PJV units increases to 9.0% beginning July 1, 2013.  The Company will have the right, but not the obligation, to offer to redeem the PJV units from January 31, 2013 through January 31, 2015 at their preferred liquidation value, plus accrued and unpaid distributions. The Company amended the joint venture agreement with Westfield in September 2012 to provide that, if the Company exercises its right to offer to redeem the PJV units on or before August 1, 2013, then the preferred liquidation value will be reduced by $10,000 so long as Westfield does not reject the offer and if the redemption closes on or before September 30, 2013. If the Company fails to make such an offer, the annual preferred distribution rate on the PJV units increases to 9.0% for the period from July 1, 2013 through June 30, 2016, at which time it decreases to 6.0% if a Preventing Event has not occurred.  If, upon redemption of the PJV units, the fair value of the Company’s common stock is greater than $32.00 per share, then such excess (but in no case greater than $26,000 in the aggregate) shall be added to the aggregate preferred liquidation value payable on account of the PJV units.  The Company accounts for this contingency using the method prescribed for earnings or other performance measure contingencies.  As such, should this contingency result in additional consideration to Westfield, the Company will record the current fair value of the consideration issued as a purchase price adjustment at the time the consideration is paid or payable.
In June 2013, the Company issued a redemption notice to Westfield to redeem all of the PJV units. Under the terms agreed to by the Company and Westfield, the annual preferred distribution rate will remain at 5.0% until the earlier of the closing or rejection by Westfield of the redemption offer or September 30, 2013.
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
 The Company owns a parcel of land in Lee’s Summit, MO that it is ground leasing to a third party development company.  The third party developed and operates a shopping center on the land parcel.  The Company has guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount, representing 27% of capacity, is approximately $14,931. The total amount outstanding at June 30, 2013 on the loans was $49,699 of which the Company has guaranteed $13,419. The Company included an obligation of $192 as of June 30, 2013 and December 31, 2012 in the accompanying condensed consolidated balance sheets to reflect the estimated fair value of the guaranty. In the second quarter of 2013, the loan was extended to July 2013. The third party developer is working with the lender to further extend the maturity date of the loan. The Company has not increased its accrual for the contingent obligation as the Company does not believe that this contingent obligation is probable.
The Company has guaranteed 100% of the construction and land loans of West Melbourne I, LLC (“West Melbourne”), an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $43,825.  West Melbourne developed and operates Hammock Landing, a community center in West Melbourne, FL. The total amount outstanding on the loans at June 30, 2013 was $43,825. The guaranty will expire upon repayment of the debt.  The land loan, and the construction loan, each representing $2,757 and $41,068, respectively, of the amount outstanding at June 30, 2013, mature in November 2013.  The construction loan has a one-year extension option available. The Company included an obligation of $478 in the accompanying condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012 to reflect the estimated fair value of this guaranty.
 The Company has guaranteed 100% of the construction loan of Port Orange I, LLC ("Port Orange"), an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $62,772.  Port Orange developed and operates The Pavilion at Port Orange, a community center in Port Orange, FL.  The total amount outstanding at June 30, 2013 on the loan was $62,772. The guaranty will expire upon repayment of the debt.  The loan matures in March 2014 and has a one-year extension option available. The Company included an obligation of $961 in the accompanying condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012 to reflect the estimated fair value of this guaranty.
 The Company has guaranteed the lease performance of York Town Center, LP ("YTC"), an unconsolidated affiliate in which the Company owns a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $17,200 as of June 30, 2013.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not include an obligation for this guaranty because it determined that the fair value of the guaranty was not material as of June 30, 2013 and December 31, 2012.
The Company has guaranteed 100% of a term loan for JG Gulf Coast Town Center LLC ("Gulf Coast"), an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $6,529. The loan is for the third phase expansion of Gulf Coast Town Center, a shopping center located in Ft. Myers, FL. The total amount outstanding at June 30, 2013 on the loan was $6,529. The guaranty will expire upon repayment of the debt. The loan matures in July 2015. The Company did not include an obligation for this guaranty because it determined that the fair value of the guaranty was not material as of June 30, 2013 and December 31, 2012.
In March 2013, the Company guaranteed 100% of a construction loan for Fremaux, an unconsolidated affiliate in which the Company owns a 65% interest, of which the maximum guaranteed amount is $46,000. The loan is for the development of Fremaux Town Center, a community center located in Slidell, LA. The total amount outstanding at June 30, 2013 on the loan was $5,531. The guaranty will expire upon repayment of the debt. The loan matures in March 2016 and has two one-year extension options for an outside maturity date of March 2018. The Company received a 1% fee for this guaranty when the loan was issued in March 2013 and has included an obligation of $460 in the accompanying condensed consolidated balance sheet as of June 30, 2013 to reflect the estimated fair value of this guaranty.
Performance Bonds
 The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $27,067 and $29,211 at June 30, 2013 and December 31, 2012, respectively.
Note 13 – Share-Based Compensation
As of June 30, 2013, there were two share-based compensation plans under which the Company has outstanding awards. The Company can elect to make new awards under one of these plans, the CBL & Associates Properties, Inc. 2012 Stock Incentive Plan ("the 2012 Plan"), which was approved by the Company's shareholders in May 2012. The 2012 Plan permits the Company to issue stock options and common stock to selected officers, employees and non-employee directors of the Company up to a total of 10,400,000 shares. The Company did not issue any new awards under the CBL & Associates Properties, Inc. Second Amended and Restated Stock Incentive Plan ("the 1993 Plan"), which was approved by the Company's shareholders in May 2003, between the adoption of the 2012 Plan to replace the 1993 Plan in May 2012 and the termination of the 1993 Plan (as to new awards) on May 5, 2013.
Share-based compensation expense was $357 and $729 for the three months ended June 30, 2013 and 2012, respectively, and $1,757 and $1,756 for the six months ended June 30, 2013 and 2012, respectively. Share-based compensation cost capitalized as part of real estate assets was $55 and $30 for the three months ended June 30, 2013 and 2012, respectively, and $105 and $51 for the six months ended June 30, 2013 and 2012, respectively.
A summary of the status of the Company’s stock awards as of June 30, 2013, and changes during the six months ended June 30, 2013, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2013	346,860	$17.06
Granted	209,650	$21.92
Vested	(208,030)	$18.40
Forfeited	(8,590)	$18.20
Nonvested at June 30, 2013	339,890	$19.20
As of June 30, 2013, there was $5,905 of total unrecognized compensation cost related to nonvested stock awards granted under the plans, which is expected to be recognized over a weighted-average period of 3.9 years.

Note 14 – Noncash Investing and Financing Activities
The Company’s noncash investing and financing activities were as follows for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012

Additions to real estate assets from conversion of notes receivable	$—	$4,522
Accrued dividends and distributions payable	47,546	43,547
Additions to real estate assets accrued but not yet paid	36,755	23,107
Debt assumed to acquire real estate assets, including premiums	40,368	177,296
Trade-in allowance - aircraft	2,800	—
Note 15 – Income Taxes
 The Company is qualified as a REIT under the provisions of the Internal Revenue Code. To maintain qualification as a REIT, the Company is required to distribute at least 90% of its taxable income to shareholders and meet certain other requirements.
 As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State tax expense was $1,273 and $1,096 during the three months ended June 30, 2013 and 2012, respectively and $2,137 and $1,556 during the six months ended June 30, 2013 and 2012, respectively.
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
The Company recorded an income tax provision of $757 and $267 for the three months ended June 30, 2013 and 2012, respectively. The income tax provision in 2013 consisted of a current tax provision of $1,594 and deferred tax benefit of $837.  The income tax provision in 2012 consisted of a current tax provision of $774 and a deferred tax benefit of $507.
The Company recorded an income tax provision of $583 and $39 for the six months ended June 30, 2013 and 2012, respectively. The income tax provision in 2013 consisted of a current tax benefit of $1,241 and deferred tax provision of $1,824. The income tax provision in 2012 consisted of a current tax benefit of $2,277 and deferred tax provision of $2,316.
The Company had a net deferred tax asset of $6,024 and $6,607 at June 30, 2013 and December 31, 2012, respectively. The net deferred tax asset at June 30, 2013 and December 31, 2012 is included in intangible lease assets and other assets and primarily consisted of operating expense accruals and differences between book and tax depreciation.
 The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its condensed consolidated statements of operations.  In addition, any interest incurred on tax assessments is reported as interest expense.  The Company reported nominal interest and penalty amounts for the six month periods ended June 30, 2013 and 2012, respectively.
Note 16 – Subsequent Events
In July 2013, the Company retired a $16,000 loan, which was secured by Alamance Crossing West in Burlington, NC with borrowings from its credit facilities. The loan was scheduled to mature in December 2013.
Also during July 2013, the Company closed on a five-year $400,000 unsecured term loan. Net proceeds from the term loan were used to reduce outstanding balances on the Company's lines of credit. The loan bears interest at a variable rate of LIBOR plus 150 basis points based on the Company's current credit rating and has a maturity date of July 2018.
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
Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained.  It is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties.  In addition to the risk factors described in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2012 and Part II, Item 1A. of this report, such known risks and uncertainties include, without limitation:

•	general industry, economic and business conditions;

•	interest rate fluctuations;

•	costs and availability of capital and capital requirements;

•	costs and availability of real estate;

•	inability to consummate acquisition opportunities and other risks associated with acquisitions;

•	competition from other companies and retail formats;

•	changes in retail rental rates in our markets;

•	shifts in customer demands;

•	tenant bankruptcies or store closings;

•	changes in vacancy rates at our properties;

•	changes in operating expenses;

•	changes in applicable laws, rules and regulations;

•	changes in our credit rating; and

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
As of June 30, 2013, we owned controlling interests in 77 regional malls/open-air and outlet centers (including one mixed-use center), 28 associated centers (each located adjacent to a regional mall), seven community centers and eight office buildings, including our corporate office building. We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a VIE. As of June 30, 2013, we owned noncontrolling interests in nine regional malls/open-air centers, four associated centers, four community centers and seven office buildings. Because one or more of the other partners have substantive participating rights, we do not control these partnerships and joint ventures and, accordingly, account for these investments using the equity method.  We had controlling interests in two outlet center developments, four mall expansions, three mall redevelopments and one associated center redevelopment at June 30, 2013. We also had a noncontrolling interest in one community center development at June 30, 2013. We also hold options to acquire certain development properties owned by third parties.
Second quarter 2013 marked the culmination of a significant step in our financing strategy as we received an investment grade rating in May 2013 of Baa3 with a stable outlook from Moody's. This was followed by an Issuer Default Rating ("IDR") of BBB- with a stable outlook and a senior unsecured notes rating of BBB- from Fitch Ratings ("Fitch") in July 2013. These investment grade ratings allow us to access the public debt markets and provide more financing flexibility. We were also able to lower the interest rates on our credit facilities as a result of our investment grade rating. Additionally, our ATM program has generated more than $209 million in net proceeds since its inception in the first quarter of 2013, providing additional liquidity.
The achievement of our financing objectives enables us to continue to selectively pursue acquisition, redevelopment and development opportunities, which contribute to growing and enhancing our portfolio.
We continue to achieve positive results in leasing and occupancy. For the second quarter of 2013, leasing spreads were positive for our stabilized malls with a 12.1% increase over the prior gross rent per square foot. Portfolio occupancy also increased 70 basis points to 93.0% from 92.3% as compared to the prior-year period. We continue to move forward with our retailer upgrade strategy that began last quarter as we invest in existing properties as well as new development.

RESULTS OF OPERATIONS
Properties that were in operation for the entire year during 2012 and the six months ended June 30, 2013 are referred to as the “Comparable Properties.”  Since January 1, 2012, we have opened two community center developments and acquired two outlet centers and two malls as follows:

Property	Location	Date Opened/Acquired
New Developments:
Waynesville Commons	Waynesville, NC	October 2012
The Crossings at Marshalls Creek	Middle Smithfield, PA	June 2013

Acquisitions:
The Outlet Shoppes at El Paso (1)	El Paso, TX	April 2012
The Outlet Shoppes at Gettysburg (2)	Gettysburg, PA	April 2012
Dakota Square Mall	Minot, ND	May 2012
Kirkwood Mall (3)	Bismarck, ND	December 2012

(1)	The Outlet Shoppes at El Paso is a 75/25 joint venture and is included in the accompanying condensed consolidated statements of operations on a consolidated basis.
(2)	The Outlet Shoppes at Gettysburg is a 50/50 joint venture and is included in the accompanying condensed consolidated statements of operations on a consolidated basis.
(3)
We acquired a 49.0% interest in Kirkwood Mall in December 2012 and acquired the remaining 51.0% interest in April 2013. This property has been included on a consolidated basis in the accompanying condensed consolidated statements of operations since December 2012.

The properties listed above are included in our operations on a consolidated basis and are collectively referred to as the “New Properties.” In addition to the above properties, in December 2012, we purchased the remaining 40.0% noncontrolling interests in Imperial Valley Mall L.P. and Imperial Valley Peripheral L.P., collectively referred to as the "IV Property," from our joint venture partner. The results of operations of the IV Property, previously accounted for using the equity method of accounting, are included in our operations on a consolidated basis beginning December 2012. The transactions related to the New Properties and the IV Property impact the comparison of the results of operations for the three and six months ended June 30, 2013 to the results of operations for the three and six months ended June 30, 2012.
Comparison of the Three Months Ended June 30, 2013 to the Three Months Ended June 30, 2012
Revenues
Total revenues increased $10.6 million for the three months ended June 30, 2013 compared to the prior-year period.  Rental revenues and tenant reimbursements increased by $7.8 million due to increases of $5.0 million related to the New Properties and $3.2 million attributable to the IV Property, partially offset by a decrease of $0.4 million related to the Comparable Properties. The decrease in revenues of the Comparable Properties is primarily attributable to decreases in tenant reimbursements that correspond with lower operating expenses.
Our cost recovery ratio for the quarter ended June 30, 2013 was 102.4% compared with 99.0% for the prior-year period due to lower operating expenses.
The increase in management, development and leasing fees of $0.9 million was mainly attributable to a contract that began in June 2012 to provide management services to a portfolio of six malls owned by a third party.
Other revenues increased $1.9 million primarily due to an increase in revenue related to our subsidiary that provides security and maintenance services to third parties.
Operating Expenses
Total operating expenses increased $26.1 million for the three months ended June 30, 2013 compared to the prior-year period.  Property operating expenses, including real estate taxes and maintenance and repairs, decreased $0.9 million due to a decrease of $2.7 million attributable to the Comparable Properties, partially offset by increases of $1.0 million related to the IV Property and $0.9 million related to the New Properties. The decrease in property operating expenses of the Comparable Properties is primarily attributable to decreases of $1.3 million in real estate taxes, $0.6 million in bad debt expense, $0.4 million in security and maintenance contracts expense, and $0.3 million in utilities expense, which were partially offset by an increase of $0.2 million in snow removal costs.
The increase in depreciation and amortization expense of $3.4 million resulted from increases of $1.8 million related to the IV Property, $1.6 million attributable to the Comparable Properties and less than $0.1 million related to the New Properties. The increase attributable to the Comparable Properties is primarily due to an increase in depreciation expense related to capital expenditures for renovations and redevelopments.
General and administrative expenses increased $0.9 million primarily as a result of increases in legal fees and fees related to obtaining investment grade ratings. As a percentage of revenues, general and administrative expenses were 4.9% and 4.8% for the second quarters of 2013 and 2012, respectively.
During the second quarter of 2013, we recorded non-cash impairment charges of $21.0 million, which consisted of $20.4 million related to Citadel Mall in Charleston, SC and $0.6 million attributable to the trade-in of the Company's aircraft at a price below its cost basis. The loan on Citadel Mall is in default as the mall generates insufficient net operating income to cover the debt service on the mortgage. See Note 3 to the condensed consolidated financial statements for further discussion of impairment charges.
Other expenses increased $1.6 million primarily due to higher expenses related to our subsidiary that provides security and maintenance services.
Other Income and Expenses
Interest and other income decreased $0.6 million compared to the prior-year period. In the second quarter of 2012, we recognized the unamortized discounts on two separate mezzanine loans totaling $0.6 million when those loans terminated.
Interest expense decreased $4.2 million for the three months ended June 30, 2013 compared to the prior-year period.  A decrease of $5.5 million for the Comparable Properties was partially offset by increases of $0.9 million related to the New Properties and $0.4 million attributable to the IV Property. The decrease attributable to the Comparable Properties resulted from using our credit facilities to retire higher-rate mortgage loans and refinancing other properties at lower fixed rates. Additionally, we were able to lower the interest rates on our credit facilities in May 2013 upon achieving an investment grade rating.
During the second quarter of 2013, we recorded a loss on extinguishment of debt of $9.1 million in connection with the early retirement of two mortgage loans. The loss was attributable to a prepayment fee of $8.7 million for the loan payoff of Mid Rivers Mall and $0.4 million to write-off unamortized financing costs for Mid Rivers Mall and South County Center.
We recognized a $0.5 million gain on sale of real estate assets in the second quarter of 2013 attributable to the sale of four parcels of land.
We recorded a gain on investment of $2.4 million in the second quarter of 2013 from payment of a note receivable related to our investment in China that was written down in 2009.
Equity in earnings of unconsolidated affiliates increased by $0.7 million during the second quarter of 2013 compared to the prior-year period. The $0.7 million increase is primarily attributable to lower interest expense from the refinancing of West County Center in December 2012.
The income tax provision of $0.8 million for the three months ended June 30, 2013 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current tax provision of $1.6 million and a deferred income tax benefit of $0.8 million.  During the three months ended June 30, 2012, we recorded an income tax provision of $0.3 million, consisting of a current tax provision of $0.8 million and a deferred tax benefit of $0.5 million.
Operating income from discontinued operations for the three months ended June 30, 2013 of less than $0.1 million includes the settlement of estimated expenses for properties sold in previous periods. Operating income from discontinued operations for the three months ended June 30, 2012 of $3.3 million represents the operating results of two malls and two community centers that were sold in 2012 and the operating results of five office buildings that were sold in 2013. The $0.1 million gain on discontinued operations for the second quarter of 2013 is attributable to the true-up of estimated expenses primarily related to an office building that was sold in the first quarter of 2013. The loss on discontinued operations of less than $0.1 million for the second quarter of 2012 represents the true-up of a community center that was sold in the first quarter of 2012.
Comparison of the Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012
Revenues
Total revenues increased $30.1 million for the six months ended June 30, 2013 compared to the prior-year period.  Rental revenues and tenant reimbursements increased by $26.9 million due to increases of $16.8 million related to the New Properties, $6.9 million attributable to the IV Property and $3.2 million related to the Comparable Properties. The increase in revenues of the Comparable Properties is primarily attributable to increases in base and percentage rents.

Our cost recovery ratio for the six months ended June 30, 2013 was 98.2% compared with 97.9% for the prior-year period.
The increase in management, development and leasing fees of $1.5 million was mainly attributable to a contract that began in June 2012 to provide management services to a portfolio of six malls owned by a third party.
Other revenues increased $1.7 million primarily due to an increase of $1.2 million in revenue related to our subsidiary that provides security and maintenance services to third parties and a $0.6 million increase in miscellaneous income in the second quarter of 2013.
Operating Expenses
Total operating expenses increased $41.7 million for the six months ended June 30, 2013 compared to the prior-year period.  Property operating expenses, including real estate taxes and maintenance and repairs, increased $6.0 million due to increases of $4.7 million attributable to the New Properties and $2.1 million related to the IV Property partially offset by a decrease of $0.8 million related to the Comparable Properties. The decrease in property operating expenses of the Comparable Properties is primarily attributable to decreases of $1.9 million in real estate taxes, $0.5 million in utilities expense, and $0.4 million in bad debt expense, which were partially offset by increases of $1.0 million in snow removal costs, $0.6 million in insurance expense and $0.3 million in payroll and related costs.
The increase in depreciation and amortization expense of $12.7 million resulted from increases of $7.3 million related to the New Properties, $3.6 million attributable to the IV Property and $1.8 million related to the Comparable Properties. The increase attributable to the Comparable Properties is primarily due to an increase of $3.1 million in depreciation expense related to capital expenditures for renovations and redevelopments.
General and administrative expenses increased $0.5 million primarily as a result of increases in payroll and related costs, state tax expense, fees related to obtaining investment grade ratings and legal and consulting expenses, partially offset by decreases in acquisition-related costs recorded in 2012. As a percentage of revenues, general and administrative expenses were 5.0% and 5.2% for the six months ended June 30, 2013 and 2012, respectively.
During the six months ended June 30, 2013, we recorded non-cash impairment charges of $21.0 million, which consisted of $20.4 million related to Citadel Mall in Charleston, SC and $0.6 million attributable to the trade-in of the Company's aircraft at a price below its cost basis. See Note 3 to the condensed consolidated financial statements for further discussion of impairment charges.
Other expenses increased $1.5 million primarily due to higher expenses of $1.4 million related to our subsidiary that provides security and maintenance services to third parties.
Other Income and Expenses
Interest and other income decreased $1.0 million compared to the prior-year period. The decrease relates to $1.2 million attributable to two mezzanine loans for two outlet centers. In 2012, we earned $0.6 million in interest income on these loans and subsequently recognized $0.6 million of unamortized discounts on these loans when they terminated in connection with the acquisitions of member interests in both outlet centers in 2012. This decrease was partially offset by an increase of $0.2 million from a note receivable from a third party related to the development of The Outlet Shoppes at Atlanta, located in Woodstock, GA.
Interest expense decreased $4.2 million for the six months ended June 30, 2013 compared to the prior-year period.  A decrease of $8.9 million for the Comparable Properties was partially offset by increases of $3.7 million related to the New Properties and $1.0 million attributable to the IV Property. The decrease attributable to the Comparable Properties resulted from using our credit facilities to retire higher-rate mortgage loans and refinancing other properties at lower fixed rates.
During the six months ended June 30, 2013, we recorded a loss on extinguishment of debt of $9.1 million in connection with the early retirement of two mortgage loans. The loss was attributable to a prepayment fee of $8.7 million for the loan payoff of Mid Rivers Mall and $0.4 million to write-off unamortized financing costs for Mid Rivers Mall and South County Center.
During the six months ended June 30, 2013, we recognized a gain on sale of real estate assets of $1.0 million from the sale of six parcels of land.  We recognized a gain on sales of real estate assets of $0.1 million during the six months ended June 30, 2012 related to the sale of one parcel of land.
We recorded a gain on investment of $2.4 million in the six months ended June 30, 2013 attributable to the payment of a note receivable related to our investment in China that was written down in 2009.
Equity in earnings of unconsolidated affiliates increased by $2.0 million during the six months ended June 30, 2013 compared to the prior-year period. The $2.0 million increase is primarily attributable to lower interest expense from the refinancing of West County Center in December 2012 and increases in base rents and tenant reimbursements due to occupancy improvements.
The income tax provision of $0.6 million for the six months ended June 30, 2013 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current tax benefit of $1.2 million and a deferred income tax provision of $1.8 million.  During the six months ended June 30, 2012, we recorded an income tax provision of less than $0.1 million, consisting of a current tax benefit of $2.3 million and a deferred tax provision of $2.3 million.
The operating loss of discontinued operations for the six months ended June 30, 2013 of $0.6 million includes the settlement of estimated expenses for properties sold in previous periods partially offset by the operating results of five office buildings that were sold in the first quarter of 2013. Operating income from discontinued operations for the six months ended June 30, 2012 of $4.4 million represents the operating results of two malls and four community centers that were sold in 2012 and the operating results of five office buildings that were sold in 2013. The gain on discontinued operations of $0.9 million for the six months ended June 30, 2013 represents the gain from the sale of five office buildings sold during the period. The gain on discontinued operations of $0.9 million for the same period in 2012 represents the gain from a community center that was sold in the first quarter of 2012.
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
We included a property in our same-center pool when we owned all or a portion of the property as of June 30, 2013 and we owned it and it was in operation for both the entire preceding calendar year and the current year-to-date reporting period ending June 30, 2013. New Properties are excluded from same-center NOI, until they meet this criteria. The only properties excluded from the same-center pool that would otherwise meet this criteria are non-core properties and properties included in discontinued operations. As of June 30, 2013, Columbia Place and Citadel Mall are classified as non-core properties. As of June 30, 2012, Columbia Place was classified as a non-core property.
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

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net income attributable to the Company for the three and six months ended June 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to the Company	$11,724	$29,391	$42,037	$55,440

Adjustments: (1)
Depreciation and amortization	79,156	77,251	159,159	151,189
Interest expense	65,992	71,492	134,916	142,296
Abandoned projects expense	(1)	1	1	(123)
Gain on sales of real estate assets	(457)	(2,763)	(1,000)	(3,345)
Gain on investments	(2,400)	—	(2,400)
Loss on extinguishment of debt	9,108	—	9,108	—
Loss on impairment	21,038	—	21,038	293
Income tax provision	757	267	583	39
Net income attributable to noncontrolling interest in earnings of Operating Partnership	36	5,197	3,527	9,559
(Gain) loss on discontinued operations	(91)	16	(872)	(895)
Operating Partnership's share of total NOI	184,862	180,852	366,097	354,453
General and administrative expenses	12,875	11,993	26,299	25,793
Management fees and non-property level revenues	(6,057)	(5,787)	(14,373)	(11,482)
Operating Partnership's share of property NOI	191,680	187,058	378,023	368,764
Non-comparable NOI	(10,077)	(7,782)	(18,017)	(12,845)
Total same-center NOI	181,603	179,276	360,006	355,919
Less lease termination fees	(1,775)	(1,189)	(2,581)	(1,937)
Total same-center NOI, excluding lease termination fees	$179,828	$178,087	$357,425	$353,982

(1)	Adjustments are based on our pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.
Same-center NOI, excluding lease termination fees, increased $1.7 million and $3.4 million for the three and six month periods ending June 30, 2013 and 2012, respectively. Same-center NOI for the three and six month periods ending June 30, 2012 included a $1.5 million bankruptcy settlement. Excluding lease termination fees and the 2012 bankruptcy settlement, same-center NOI increased 1.8% for the quarter ended June 30, 2013 and 1.4% for the six months ended June 30, 2013. The increase is primarily attributable to improved occupancy and higher rental rates.
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
(2) Non-stabilized malls - Malls that are in their initial lease-up phase. After three complete calendar years of operation, they are reclassified on January 1 of the fourth calendar year to the stabilized mall category. The Outlet Shoppes at Oklahoma City, which opened in August 2011, was our only non-stabilized mall as of June 30, 2013 and 2012.

(3) Non-core malls - Malls where we have determined that the current format of the property no longer represents the best use of the property and we are in the process of evaluating alternative strategies for the property, which may include major redevelopment or an alternative retail or non-retail format, or after evaluating alternative strategies for the property, we have determined that the property no longer meets our criteria for long-term investment. Columbia Place and Citadel Mall were classified as non-core malls as of June 30, 2013. Columbia Place was our only non-core mall as of June 30, 2012. The steps taken to reposition non-core malls, such as signing tenants to short-term leases, which are not included in occupancy percentages, or leasing to regional or local tenants, which typically do not report sales, may lead to metrics which do not provide relevant information related to the condition of the non-core properties. Therefore, traditional performance measures, such as occupancy percentages and leasing metrics, exclude non-core malls.
We derive the majority of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Six Months Ended June 30,
	2013	2012
Malls	87.9%	89.1%
Associated centers	4.2%	4.1%
Community centers	1.5%	1.7%
Mortgages, office buildings and other	6.4%	5.1%
Mall Store Sales
Mall store sales exclude license agreements, which we believe is consistent with industry standards. License agreements are rental contracts that are temporary or short-term in nature, generally lasting more than three months but less than twelve months. Mall store sales for our portfolio increased 0.6% for the six months ended June 30, 2013 as compared to the same period in 2012.  Mall store sales for the trailing twelve months ended June 30, 2013 on a comparable per square foot basis were $356 per square foot compared with $345 per square foot in the prior-year period, an increase of 3.2%. We anticipate sales will continue to improve for the remainder of 2013.
Occupancy
Our portfolio occupancy is summarized in the following table:

	As of June 30,
	2013	2012
Total portfolio	93.0%	92.3%
Total mall portfolio	92.7%	92.4%
Stabilized malls	92.6%	92.3%
Non-stabilized malls	100.0%	100.0%
Associated centers	93.6%	93.4%
Community centers	96.4%	91.1%
Total portfolio occupancy increased 70 basis points for the second quarter of 2013 to 93.0% as compared to the prior-year period. Stabilized malls occupancy increased 30 basis points in the second quarter of 2013 compared to the prior-year period as we progress in our strategy to enhance our properties through improvements in our retail offerings to customers. In the first quarter of 2013, we intentionally allowed a number of store vacancies to occur as an opportunity to upgrade our tenant mix with higher performing retailers. For 2013, we continue to forecast occupancy improvements of 25 to 50 basis points for the total portfolio from the prior year to approximately 95%.
Leasing
During the second quarter of 2013, we signed approximately 1.5 million square feet of leases, including 1.1 million square feet of leases in our operating portfolio and 0.4 million square feet of development leases. The leases signed in our operating portfolio included approximately 0.4 million square feet of new leases and approximately 0.7 million square feet of renewals.

Average annual base rents per square foot are based on contractual rents in effect as of June 30, 2013 and 2012, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type:

	As of June 30,
	2013	2012
Stabilized malls	$29.66	$29.31
Non-stabilized malls	23.04	22.64
Associated centers	11.82	11.85
Community centers	15.74	15.48
Office buildings	19.16	18.23
Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the three and six month periods ended June 30, 2013 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (1)	% Change Average
Quarter:
All Property Types (2)	523,773	$38.79	$41.84	7.9%	$43.47	12.1%
Stabilized malls	465,616	40.92	44.15	7.9%	45.88	12.1%
New leases	168,720	41.47	49.34	19.0%	52.41	26.4%
Renewal leases (3)	296,896	40.61	41.21	1.5%	42.18	3.9%

Year to Date:
All Property Types (2)	1,097,712	$38.59	$41.34	7.1%	$42.97	11.4%
Stabilized malls	1,004,021	40.20	43.09	7.2%	44.78	11.4%
New leases	287,169	42.81	52.14	21.8%	55.30	29.2%
Renewal leases (3)	716,852	39.15	39.46	0.8%	40.57	3.6%

(1)	Average gross rent does not incorporate allowable future increases for recoverable common area expenses.

(2)	Includes stabilized malls, associated centers, community centers and office buildings.

(3)
Excluding nine leases signed with Wet Seal for terms of two years or less, during the second quarter of 2013, the change in rents received on renewal leases for the quarter ending June 30, 2013 was 5.6% on an initial basis and 8.2% on an average basis. Year-to-date, excluding the nine Wet Seal leases, the change in rents received on renewal leases for the six months ended June 30, 2013 was 2.4% on an initial basis and 5.4% on an average basis.

Overall, leases in the second quarter of 2013 were signed at a 12.1% increase over the prior gross rent per square foot.  Leases for stabilized malls signed during the quarter were signed at a 12.1% increase over the prior gross rent per square foot. New leases were up 26.4% compared to prior rents and renewal leasing spreads were also positive, increasing 3.9% over prior rents. Our leasing momentum continues with double-digit leasing spreads as both established and new retailers value space in our properties.

LIQUIDITY AND CAPITAL RESOURCES
We obtained an investment grade rating of Baa3 with a stable outlook from Moody's in May 2013. Subsequent to June 30, 2013, we also received an issuer default credit rating of BBB- with a stable outlook and a senior unsecured notes rating of BBB-from Fitch. We believe these investment grade ratings provide us with access to a broader range of corporate debt securities, leading to a more diversified and flexible balance sheet with a lower overall cost of capital. As of June 30, 2013, we had approximately $783.4 million outstanding on our combined credit facilities. Through our ATM equity offering program, we have raised approximately $209 million in net proceeds, which were used to reduce the balances on our credit facilities. Subsequent to June 30, 2013, we closed on a new $400.0 million unsecured term loan. Net proceeds from the term loan were used to reduce outstanding balances on our lines of credit, providing us with additional financing flexibility.
As discussed in Note 12 to the accompanying condensed consolidated financial statements, under the terms of the joint venture agreement for CWJV, we have the ability to redeem Westfield's preferred units beginning January 31, 2013. As such, we issued a redemption notice in the second quarter of 2013 to redeem all of the PJV units using funding from our lines of credit.

We derive a majority of our revenues from leases with retail tenants, which historically have been the primary source for funding short-term liquidity and capital needs such as operating expenses; debt service; tenant construction allowances; recurring capital expenditures; equity for expansions, redevelopments and acquisitions; dividends; and distributions. We believe that the combination of cash flows generated from our operations, combined with our debt and equity sources and the availability under our lines of credit will, for the foreseeable future, provide adequate liquidity to meet our cash needs.  In addition to these factors, we have options available to us to generate additional liquidity, including but not limited to, equity offerings, joint venture investments, issuances of noncontrolling interests in our Operating Partnership, decreasing expenditures related to tenant construction allowances and other capital expenditures, and paying dividends equal to the minimum amount required to maintain our REIT status.  We also generate revenues from sales of peripheral land at our properties and from sales of real estate assets when it is determined that we can realize an optimal value for the assets.
Cash Flows From Operations
We had $64.4 million of unrestricted cash and cash equivalents as of June 30, 2013, a decrease of $13.8 million from December 31, 2012.  Cash provided by operating activities during the six months ended June 30, 2013, decreased $30.1 million to $189.7 million from $219.8 million during the six months ended June 30, 2012. The decrease is primarily a result of the timing of the receipt of rent payments. We received a larger amount of January 2013 rent payments prior to December 31, 2012 than we did for the corresponding prior-year period. As a result, these January 2013 rent payments were reflected in cash flows from operating activities in the fourth quarter of 2012.
Debt
The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
June 30, 2013
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$3,516,429	$(68,211)	$657,160	$4,105,378	5.50%
Financing method obligation (3)	18,264	—	—	18,264	8.00%
Total fixed-rate debt	3,534,693	(68,211)	657,160	4,123,642	5.51%
Variable-rate debt:
Non-recourse term loans on operating properties	134,525	(5,700)	—	128,825	3.13%
Recourse term loans on operating properties	78,820	—	127,293	206,113	3.22%
Construction loans	40,963	—	5,531	46,494	2.87%
Unsecured lines of credit	783,394	—	—	783,394	1.60%
Unsecured term loan	50,000	—	—	50,000	2.09%
Total variable-rate debt	1,087,702	(5,700)	132,824	1,214,826	2.11%
Total	$4,622,395	$(73,911)	$789,984	$5,338,468	4.74%

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
December 31, 2012
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$3,776,245	$(89,530)	$660,563	$4,347,278	5.47%
Financing method obligation (3)	18,264	—	—	18,264	8.00%
Total fixed-rate debt	3,794,509	(89,530)	660,563	4,365,542	5.48%
Variable-rate debt:
Non-recourse term loans on operating properties	123,875	—	—	123,875	3.36%
Recourse term loans on operating properties	97,682	—	128,491	226,173	2.16%
Construction loans	15,366	—	—	15,366	2.96%
Unsecured lines of credit	475,626	—	—	475,626	2.07%
Secured line of credit (4)	10,625	—	—	10,625	2.46%
Unsecured term loan	228,000	—	—	228,000	1.82%
Total variable-rate debt	951,174	—	128,491	1,079,665	2.39%
Total	$4,745,683	$(89,530)	$789,054	$5,445,207	4.86%

(1)	Weighted-average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.

(2)
We have four interest rate swaps with notional amounts outstanding totaling $111,881 as of June 30, 2013 and $113,885 as of December 31, 2012 related to four of our variable-rate loans on operating properties to effectively fix the interest rates on these loans.  Therefore, these amounts are reflected in fixed-rate debt at June 30, 2013 and December 31, 2012.

(3)
This amount represents the noncontrolling partner's equity contributions related to Pearland Town Center that is accounted for as a financing due to certain terms of the CBL/T-C, LLC joint venture agreement.

(4)	We converted our secured line of credit to unsecured in February 2013.
As of June 30, 2013, $110.7 million of our pro rata share of consolidated and unconsolidated debt, excluding debt premiums, is scheduled to mature during the remainder of 2013. We have extensions available on $51.3 million of debt at our option that we intend to exercise and, subsequent to June 30, 2013, we retired an operating property loan with a principal balance of $16.0 million as of June 30, 2013, leaving $43.4 million of debt maturities in 2013 that must be retired or refinanced, representing two operating property loans and one land loan.
The weighted-average remaining term of our total share of consolidated and unconsolidated debt was 4.5 years at June 30, 2013 and 4.6 years at December 31, 2012. The weighted-average remaining term of our pro rata share of fixed-rate debt was 5.0 years and 5.2 years at June 30, 2013 and December 31, 2012, respectively.
As of June 30, 2013 and December 31, 2012, our pro rata share of consolidated and unconsolidated variable-rate debt represented 22.8% and 19.8%, respectively, of our total pro rata share of debt. The increase is due to replacing higher fixed-rate debt with variable-rate debt as we grow our unencumbered asset pool. As of June 30, 2013, our share of consolidated and unconsolidated variable-rate debt represented 11.9% of our total market capitalization (see Equity below) as compared to 10.7% as of December 31, 2012.

Unsecured Lines of Credit

We have three unsecured credit facilities that are used for retirement of secured loans, repayment of term loans, working capital, construction and acquisition purposes, as well as issuances of letters of credit.

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

In the first quarter of 2013, we amended and restated our $105.0 million secured credit facility with First Tennessee Bank, NA. The facility was converted from secured to unsecured with a capacity of $100.0 million and a maturity date of February 2016.

Prior to May 14, 2013, borrowings under our three unsecured lines of credit bore interest at LIBOR plus a spread ranging from 155 to 210 basis points based on our leverage ratio. We also paid annual unused facility fees, on a quarterly basis, at rates of either 0.25% or 0.30% based on any unused commitment of each facility. In May 2013, we obtained an investment grade rating from Moody's and, effective May 14, 2013, made a one-time irrevocable election to use our credit rating to determine the interest rate on each facility. Under the credit rating election, each facility now bears interest at LIBOR plus a spread of 100 to 175 basis points. As of June 30, 2013, the interest rate based on our credit rating from Moody's is LIBOR plus 140 basis points. Additionally, we will pay an annual facility fee that ranges from 0.15% to 0.35% of the total capacity of each facility rather than the unused commitment fees as described above. As of June 30, 2013, the annual facility fee is 0.30%. The three unsecured lines of credit had a weighted-average interest rate of 1.60% at June 30, 2013.
The following summarizes certain information about our unsecured lines of credit as of June 30, 2013 (in thousands):

	Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date
Facility A	$600,000	$300,297	(1)	November 2015	November 2016
First Tennessee	100,000	52,679		February 2016	N/A
Facility B	600,000	430,418	(2)	November 2016	November 2017
	$1,300,000	$783,394
(1) There was an additional $475 outstanding on this facility as of June 30, 2013 for letters of credit. Up to $50,000 of the capacity on this facility can be used for letters of credit.
(2) There was an additional $617 outstanding on this facility as of June 30, 2013 for letters of credit. Up to $50,000 of the capacity on this facility can be used for letters of credit.
Unsecured Term Loans
In April 2013, we retired a $228.0 million unsecured term loan at its maturity date with borrowings from our credit facilities.
In the first quarter of 2013, under the terms of our amended and restated agreement with First Tennessee Bank, NA described above, we obtained a $50.0 million unsecured term loan that bears interest at LIBOR plus 1.90% and matures in February 2018. At June 30, 2013, the outstanding borrowings of $50.0 million had a weighted-average interest rate of 2.09%.
Subsequent to June 30, 2013, we closed on a five-year $400.0 million unsecured term loan. The loan bears interest at a variable rate of LIBOR plus 150 basis points based on our current credit rating.
Covenants and Restrictions
The agreements for our unsecured lines of credit contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, minimum unencumbered asset and interest ratios, maximum secured indebtedness and limitations on cash flow distributions.  We believe we were in compliance with all covenants and restrictions at June 30, 2013.
The following presents our compliance with key unsecured debt covenant compliance ratios as of June 30, 2013:

Ratio	Required	Actual
Debt to total asset value	< 60%	50.3%
Ratio of unencumbered asset value to unsecured indebtedness	> 1.60x	3.65x
Ratio of unencumbered NOI to unsecured interest expense	> 1.75x	8.80x
Ratio of EBITDA to fixed charges (debt service)	> 1.50x	2.09x
The agreements for the unsecured credit facilities described above contain default provisions customary for transactions of this nature (with applicable customary grace periods). Additionally, any default in the payment of any recourse indebtedness greater than or equal to $50.0 million or any non-recourse indebtedness greater than $150.0 million (for our ownership share) of the Company, the Operating Partnership or any Subsidiary, as defined, will constitute an event of default under the agreements to the credit facilities. The credit facilities also restrict our ability to enter into any transaction that could result in certain changes in our ownership or structure as described under the heading “Change of Control/Change in Management” in the agreements to the credit facilities. Prior to obtaining an investment grade rating in May 2013, our obligations under the agreements were unconditionally guaranteed, jointly and severally, by any subsidiary of the Company to the extent such subsidiary was a material subsidiary and was not otherwise an excluded subsidiary, as defined in the agreements. In accordance with the agreements, once the Company obtained an investment grade rating, guarantees by material subsidiaries of the Company are no longer required.

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
Mortgages on Operating Properties
In June 2013, we closed on a three-year $11.4 million non-recourse loan secured by Statesboro Crossing in Statesboro, GA. The loan bears interest at LIBOR plus 180 basis points. The loan matures in June 2016 and has two one-year extension options, which are at our election, for an outside maturity date of June 2018. Proceeds from the loan were used to pay down our credit facilities. We also retired an $88.4 million loan in June 2013, which was secured by Mid Rivers Mall in St. Peters, MO, with borrowings from our credit facilities. The loan was scheduled to mature in May 2021 and bore interest at a fixed rate of 5.88%. We recorded an $8.9 million loss on extinguishment of debt, which consisted of an $8.7 million prepayment fee and $0.2 million of unamortized debt issuance costs.
In April 2013, we retired a $71.7 million loan, secured by South County Center in St. Louis, MO, with borrowings from our credit facilities. The loan was scheduled to mature in October 2013. In connection with this prepayment, we recorded a loss on extinguishment of debt of $0.2 million from the write-off of an unamortized discount.
In the first quarter of 2013, Renaissance Phase II CMBS, LLC closed on a $16.0 million 10-year non-recourse CMBS loan secured by Renaissance Center Phase II in Durham, NC. The loan bears interest at a fixed rate of 3.4895% and matures in April 2023. Proceeds from the loan were used to retire a $15.7 million loan that was scheduled to mature in April 2013.
Also during the first quarter of 2013, CBL-Friendly Center CMBS, LLC closed on a $100.0 million 10-year non-recourse CMBS loan, secured by Friendly Center, located in Greensboro, NC. The loan bears interest at a fixed rate of 3.4795% and matures in April 2023. Proceeds from the new loan were used to retire four existing loans aggregating $96.9 million that were secured by Friendly Center, Friendly Center Office Building, First National Bank Building, Green Valley Office Building, First Citizens Bank Building and Bank of America Building, all located in Greensboro, NC and scheduled to mature in April 2013.
In the first quarter of 2013, we retired two loans with an aggregate balance of $77.1 million, including a $13.5 million loan secured by Statesboro Crossing in Statesboro, GA and a $63.6 million loan secured by Westmoreland Mall in Greensburg, PA, with borrowings from our credit facilities. Both loans were scheduled to mature in the first quarter of 2013.
In the first quarter of 2012, the lender of the non-recourse mortgage loan secured by Columbia Place in Columbia, SC notified us that the loan had been placed in default. Columbia Place generates insufficient income levels to cover the debt service on the mortgage, which had a balance of $27.3 million at June 30, 2013, and a contractual maturity date of September 2013. The lender on the loan receives the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments.
The lender of the non-recourse mortgage loan secured by Citadel Mall in Charleston, SC notified us in July 2013 that the loan had been placed in default. Citadel Mall generates insufficient income levels to cover the debt service on the mortgage, which had a balance of $68.3 million at June 30, 2013, and a contractual maturity date of April 2017. In June 2013, the lender on the loan began receiving the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments.
Subsequent to June 30, 2013, we retired a $16.0 million loan, which was secured by Alamance Crossing West in Burlington, NC with borrowings from our credit facilities. The loan was scheduled to mature in December 2013.

Interest Rate Hedging Instruments
As of June 30, 2013, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Instrument Type	Location in Condensed Consolidated Balance Sheet	Outstanding Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 6/30/2013	Fair Value at 12/31/12	Maturity Date
Cap	Intangible lease assets and other assets	$123,125 (amortizing to $122,375)	3-month LIBOR	5.000%	$—	$—	January 2014

Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$54,086 (amortizing to $48,337)	1-month LIBOR	2.149%	$(2,162)	$(2,775)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$33,863 (amortizing to $30,276)	1-month LIBOR	2.187%	(1,386)	(1,776)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$12,660 (amortizing to $11,313)	1-month LIBOR	2.142%	(504)	(647)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$11,272 (amortizing to $10,083)	1-month LIBOR	2.236%	(476)	(607)	April 2016
					$(4,528)	$(5,805)
Equity
During the six months ended June 30, 2013, we paid dividends of $95.6 million to holders of our common stock and our preferred stock, as well as $29.4 million in distributions to the noncontrolling interest investors in our Operating Partnership and other consolidated subsidiaries.
On May 31, 2013, we announced a second quarter 2013 common stock dividend of $0.23 per share payable in cash that was paid on July 16, 2013. On February 26, 2013, we announced a first quarter 2013 common stock dividend of $0.23 per share payable in cash that was paid on April 16, 2013. Future dividends payable will be determined by our Board of Directors based upon circumstances at the time of declaration.
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
At-The-Market Equity Program
On March 1, 2013, we entered into Sales Agreements with a number of sales agents to sell shares of our common stock, having an aggregate offering price of up to $300.0 million, from time to time through an ATM program. In accordance with the Sales Agreements, we will set the parameters for the sales of shares, including the number of shares to be issued, the time period during which sales are to be made and any minimum price below which sales may not be made. The Sales Agreements provide that the sales agents will be entitled to compensation for their services at a mutually agreed commission rate not to exceed 2.0% of the gross proceeds from the sales of shares sold through the ATM program. We include only shares issuances that have settled in our calculation of shares outstanding at the end of each period. The following table summarizes issuances of common stock sold through the ATM program since inception through June 30, 2013 (dollars in thousands, except stock prices):

	Number of Shares Settled	Gross Proceeds	Net Proceeds	Weighted-average Sales Price
2013:
First quarter	1,889,105	$44,459	$43,904	$23.53
Second quarter	6,530,193	167,034	165,692	25.58
Total	8,419,298	$211,493	$209,596	$25.12

The proceeds from these sales were used to reduce the balances on our unsecured lines of credit. Since the commencement of the ATM program, the Company has issued 8,419,298 shares of common stock and approximately $88.5 million remains available to be sold under this program. Actual future sales will depend on a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company has no obligation to sell the remaining shares available under the ATM program.
Debt-To-Total Market Capitalization
Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value of equity) ratio was 52.1% at June 30, 2013, compared to 55.9% at June 30, 2012. Our debt-to-market capitalization ratio at June 30, 2013 was computed as follows (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	199,452	$21.42	$4,272,262
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00	453,750
6.625% Series E Cumulative Redeemable Preferred Stock	690	250.00	172,500
Total market equity			4,898,512
Company’s share of total debt			5,338,468
Total market capitalization			$10,236,980
Debt-to-total-market capitalization ratio			52.1%

(1)
Stock price for common stock and Operating Partnership units equals the closing price of our common stock on June 28, 2013. The stock prices for the preferred stock represent the liquidation preference of each respective series of preferred stock.

Capital Expenditures
Deferred maintenance expenditures are generally billed to tenants as common area maintenance expense, and most are recovered over a 5 to 15-year period. Renovation expenditures are primarily for remodeling and upgrades of malls, of which a portion is recovered from tenants over a 5 to 15-year period.  We recover these costs through fixed amounts with annual increases or pro rata cost reimbursements based on the tenant’s occupied space. The following table summarizes these capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three and six month periods ended June 30, 2013 compared to the same periods in 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Tenant allowances (1)	$13,116	$16,065	$21,614	$24,338

Renovations	9,546	4,865	11,932	5,661

Deferred maintenance:
Parking lot and parking lot lighting	864	6,951	1,054	7,041
Roof repairs and replacements	2,302	2,334	2,767	3,823
Other capital expenditures	1,592	4,777	2,914	9,114
	4,758	14,062	6,735	19,978

	$27,420	$34,992	$40,281	$49,977
(1) Tenant allowances related to renewal leases were not material for the periods presented.
We capitalized overhead of $1.4 million and $1.0 million during the three months ended June 30, 2013 and 2012, respectively, and $2.3 million and $1.9 million during the six months ended June 30, 2013 and 2012, respectively. We capitalized

$1.2 million and $0.6 million of interest during the three months ended June 30, 2013 and 2012, respectively, and $1.9 million and $1.3 million during the six months ended June 30, 2013 and 2012, respectively.
Our 2013 renovation program includes upgrades at four of our malls. Renovations are scheduled to be completed in 2013 at Friendly Center in Greensboro, NC; Greenbrier Mall in Chesapeake, VA; Acadiana Mall in Lafayette, LA and Northgate Mall in Chattanooga, TN. Friendly Center's renovation will include updated walkway canopies and landscaping. Greenbrier Mall will receive a newly designed food court with new tables and chairs in addition to landscape improvements and other upgrades. The upgrades at Acadiana Mall will include updated entrances, a remodeled food court, new landscaping and other enhancements. The renovation at Northgate Mall will include exterior enhancements, new flooring and soft seating areas as well as ceiling and lighting upgrades. Our share of total anticipated net investment in these renovations as well as other less extensive renovations is approximately $29.9 million.
The terms of the joint venture that we formed with TIAA-CREF require us to fund certain capital expenditures related to parking decks at West County Center of approximately $26.4 million. As of June 30, 2013, we had funded $13.2 million of this amount leaving approximately $13.2 million to be funded.
Annual capital expenditures budgets are prepared for each of our properties that are intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, will provide the necessary funding for these expenditures.
Developments and Expansions
The following tables summarize our development projects as of June 30, 2013:
Property Opened During the Six Months Ended June 30, 2013
(Dollars in thousands)

		Total Project Square Feet
			Total Cost (1)	Cost to Date (2)	Opening Date	Initial Unleveraged Yield
Property	Location
Community Center:
The Crossings at Marshalls Creek	Middle Smithfield, PA	104,525	$18,983	$19,318	June-13	9.8%

In the second quarter of 2013, we opened The Crossings at Marshalls Creek, a community center development. Anchors include Price Chopper super market, Rite Aid, STS Tire and Auto Centers and Family Dollar.

Properties Under Development at June 30, 2013
(Dollars in thousands)

		Total Project Square Feet
			Total Cost (1)	Cost to Date (2)	Expected Opening Date	Initial Unleveraged Yield
Property	Location
Outlet Centers:
The Outlet Shoppes at Atlanta (3)	Woodstock, GA	370,456	$80,490	$56,999	July-13	11.7%
The Outlet Shoppes at Louisville (4)	Simpsonville, KY	373,944	80,472	9,056	August-14	10.2%
		744,400	$160,962	$66,055

Community Center:
Fremaux Town Center (4) - Phase I	Slidell, LA	295,000	$52,396	$26,045	Summer-14	8.5%

Mall Expansions:
Cross Creek Mall - Shops	Fayetteville, NC	45,620	$15,831	$6,259	November-13	9.8%
Volusia Mall - Restaurant District	Daytona Beach, FL	27,500	7,114	5,309	Fall-13	10.4%
The Shoppes at Southaven Towne Center - Phase II	Southaven, MS	22,925	3,968	1,661	November-13	12.2%
West Towne Mall - Phase I	Madison, WI	22,500	5,454	2,054	October-13	11.8%
		118,545	$32,367	$15,283

Mall Redevelopments:
Monroeville Mall - JC Penney/Cinemark	Pittsburgh, PA	78,223	$26,178	$16,706	October-12/ Winter-13	7.6%
South County - Dick's Sporting Goods	St. Louis, MO	50,000	8,051	626	November-13	9.5%
Southpark Mall - Dick's Sporting Goods	Colonial Heights, VA	85,322	9,379	4,090	July-13	6.5%
		213,545	$43,608	$21,422

Associated Center Redevelopment:
The Shops at Northgate	Chattanooga, TN	75,018	$6,105	$5,124	October-13	9.2%

Total Properties Under Development		1,446,508	$295,438	$133,929
(1) Total cost is presented net of reimbursements to be received.
(2) Cost to date does not reflect reimbursements until they are received.
(3) This property is a 75/25 joint venture. Total and cost to date are reflected at 100%.
(4) These properties are 65/35 joint ventures. Total cost and cost to date are reflected at 100%.
We have construction loans in place for the development of Fremaux Town Center and The Outlet Shoppes at Atlanta. Construction continues on the first phase of Fremaux Town Center, a 295,000-square-foot community center development. Dick's Sporting Goods, Michaels, PetSmart, T.J. Maxx and Kohl's will anchor the first phase of this project which is scheduled to open in summer 2014 and is approximately 90% leased or committed. Plans for the second phase of the development include 300,000-square-feet of additional retail space targeted towards fashion and entertainment. Dillard's will open a 126,000-square-foot store in Phase II of the Fremaux Town Center development. Equity for these developments has been funded with operating cash inflows and our credit facilities.
The Outlet Shoppes at Atlanta opened July 2013. At the opening, the 370,500-square-foot project was approximately 97% leased or committed with 99 retailers including Saks Fifth Avenue OFF 5TH, Nike, Asics, Coach, Columbia Sportswear and Juicy Couture. In June 2013, we began construction on The Outlet Shoppes at Louisville. Scheduled to open in summer 2014, the 370,000-square-foot project is approximately 83% leased or committed and includes retailers such as Coach, Banana Republic, Brooks Brothers, Chico's, Nike, Saks Fifth Avenue OFF 5TH among others.

We have four mall expansions and four redevelopment projects under construction as of June 30, 2013. A 46,000-square-foot expansion of Cross Creek Mall is approximately 91% leased or committed and will provide additional space for new retailers including Chico's, LOFT, Men's Wearhouse and Reed's Jewelers. A 28,000-square-foot restaurant district featuring Bahama Breeze, Olive Garden and iHOP, is under construction at Volusia Mall near the Daytona Speedway. Construction continues on expansions of Southaven Towne Center and West Towne Mall to accommodate new tenants. At Monroeville Mall, JC Penney opened their new 110,000-square-foot prototype store in October 2012, relocating from their existing store in the mall. Their former building is being redeveloped into a new 12-screen Cinemark Theatre, anticipated to open in fall 2013. We also began construction in late 2012 on the redevelopment of a recently vacated Dillard's location at Southpark Mall in Colonial Heights, VA. The store will be redeveloped into a 56,000-square-foot Dick's Sporting Goods, with a grand opening planned in July 2013. We began construction on a 50,000-square-foot Dick's Sporting Goods store at South County Center in the second quarter of 2013 with an anticipated opening date in November 2013. The Shops at Northgate is an associated center redevelopment near Northgate Mall, which we acquired in late 2011. Michaels and Ross stores will join the existing T.J. Maxx as anchors of this project with completion expected in October 2013.
In June 2013, we acquired two Sears locations at Fayette Mall in Lexington, KY and CoolSprings Galleria in Nashville, TN. We plan to redevelop both buildings into new specialty stores and restaurants. Sears will continue to operate in both locations in the interim.
We hold options to acquire certain development properties owned by third parties.  Except for the projects presented above, we do not have any other material capital commitments as of June 30, 2013.
Acquisition
In April 2013, we acquired the remaining 51.0% noncontrolling interest in Kirkwood Mall in Bismarck, ND in accordance with the agreement executed in December 2012 that is described in Note 5 to the condensed consolidated financial statements.
Joint Ventures
Louisville Outlet Shoppes, LLC
In May 2013, we entered into a joint venture with a third party to develop, own and operate The Outlet Shoppes at Louisville located in Simpsonville, KY. Construction began in June 2013 with completion expected in summer 2014. We hold a 65% ownership interest in the joint venture.
Fremaux Town Center JV, LLC
In January 2013, we formed a 65/35 joint venture, Fremaux, to develop, own and operate Fremaux Town Center, a community center development located in Slidell, LA. Construction began in March 2013 with completion expected in July 2014. The partners contributed aggregate initial equity of $20.5 million on formation of Fremaux, of which our contribution was $18.5 million. Future required contributions will be funded on a 65/35 pro rata basis. In March 2013, Fremaux obtained a construction loan on the property that allows for borrowings up to $46.0 million and bears interest at LIBOR plus 2.125%. The loan matures in March 2016 and has two one-year extension options, which are at the joint venture's election, for an outside maturity date of March 2018. We guaranteed 100% of the construction loan. As of June 30, 2013, $5.5 million was outstanding under the loan. We account for our investment in Fremaux using the equity method of accounting as of June 30, 2013.
Dispositions
We sold five office buildings, as described in Note 4 to the condensed consolidated financial statements, during the first quarter of 2013 for aggregate net proceeds of $43.5 million, which were used to reduce the outstanding borrowings on our credit facilities.
Off-Balance Sheet Arrangements
Unconsolidated Affiliates
We have ownership interests in 17 unconsolidated affiliates as of June 30, 2013 that are described in Note 5 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as “Investments in Unconsolidated Affiliates.”  The following are circumstances when we may consider entering into a joint venture with a third party:

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

Preferred Joint Venture Units
We consolidate our investment in the CWJV joint venture with Westfield.  The terms of the joint venture agreement require that CWJV pay an annual preferred distribution at a rate of 5.0%, which increases to 6.0% on July 1, 2013, on the preferred liquidation value of the PJV units of CWJV that are held by Westfield.  Westfield has the right to have all or a portion of the PJV units redeemed by CWJV with either cash or property owned by CWJV, in each case for a net equity amount equal to the preferred liquidation value of the PJV units. At any time after January 1, 2013, Westfield may propose that CWJV acquire certain qualifying property that would be used to redeem the PJV units at their preferred liquidation value. If CWJV does not redeem the PJV units with such qualifying property (a “Preventing Event”), then the annual preferred distribution rate on the PJV units increases to 9.0% beginning July 1, 2013.  We will have the right, but not the obligation, to offer to redeem the PJV units from January 31, 2013 through January 31, 2015 at their preferred liquidation value, plus accrued and unpaid distributions. We amended the joint venture agreement with Westfield in September 2012 to provide that, if we exercise our right to offer to redeem the PJV units on or before August 1, 2013, then the preferred liquidation value will be reduced by $10.0 million so long as Westfield does not reject the offer and if the redemption closes on or before September 30, 2013. If we fail to make such an offer, the annual preferred distribution rate on the PJV units increases to 9.0% for the period from July 1, 2013 through June 30, 2016, at which time it decreases to 6.0% if a Preventing Event has not occurred.  If, upon redemption of the PJV units, the fair value of our common stock is greater than $32.00 per share, then such excess (but in no case greater than $26.0 million in the aggregate) shall be added to the aggregate preferred liquidation value payable on account of the PJV units.  We account for this contingency using the method prescribed for earnings or other performance measure contingencies.  As such, should this contingency result in additional consideration to Westfield, we will record the current fair value of the consideration issued as a purchase price adjustment at the time the consideration is paid or payable.
In June 2013, we issued a redemption notice to Westfield to redeem all of the PJV units. Under the terms agreed to by us and Westfield, the annual preferred distribution rate will remain at 5.0% until the earlier of the closing or rejection by Westfield of the redemption offer or September 30, 2013. We plan to use our lines of credit to fund the redemption.
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
We own a parcel of land in Lee’s Summit, MO that we are ground leasing to a third party development company.  The third party developed and operates a shopping center on the land parcel.  We have guaranteed 27% of the loans of which the maximum guaranteed amount, representing 27% of capacity, is approximately $14.9 million. The total amount outstanding at June 30, 2013 on the loans was $49.7 million of which we have guaranteed $13.4 million. We included an obligation of $0.2 million as of June 30, 2013 and December 31, 2012 in the accompanying condensed consolidated balance sheets to reflect the estimated fair value of the guaranty. In the second quarter of 2013, the loan was extended to July. The third party developer is working with the lender to further extend the maturity date of the loan. We have not increased our accrual for the contingent obligation as we do not believe that this contingent obligation is probable.
We have guaranteed 100% of the construction and land loans of West Melbourne, an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $43.8 million.  West Melbourne developed and operates Hammock Landing, a community center in West Melbourne, FL. The total amount outstanding on the loans at June 30, 2013 was $43.8 million. The guaranty will expire upon repayment of the debt.  The land loan, and the construction loan, each representing $2.8 million and $41.1 million, respectively, of the amount outstanding at June 30, 2013, mature in November 2013. The construction loan has a one-year extension option available. We included an obligation of $0.5 million in the accompanying condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012 to reflect the estimated fair value of this guaranty.

We have guaranteed 100% of the construction loan of Port Orange, an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $62.8 million.  Port Orange developed and operates The Pavilion at Port Orange, a community center in Port Orange, FL.  The total amount outstanding at June 30, 2013 on the loan was $62.8 million. The guaranty will expire upon repayment of the debt.  The loan matures in March 2014 and has a one-year extension option available. We included an obligation of $1.0 million in the accompanying condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012 to reflect the estimated fair value of this guaranty.
We have guaranteed the lease performance of YTC, an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22.0 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to $10.0 million. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $17.2 million as of June 30, 2013.  We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty.  We did not include an obligation for this guaranty because we determined that the fair value of the guaranty was not material as of June 30, 2013 and December 31, 2012.
We have guaranteed 100% of a term loan for Gulf Coast, an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $6.5 million. The loan is for the third phase expansion of Gulf Coast Town Center, a shopping center located in Ft. Myers, FL. The total amount outstanding at June 30, 2013 on the loan was $6.5 million. The guaranty will expire upon repayment of the debt. The loan matures in July 2015. We did not include an obligation for this guaranty because we determined that the fair value of the guaranty was not material as of June 30, 2013 and December 31, 2012.
In March 2013, we guaranteed 100% of a construction loan for Fremaux, an unconsolidated affiliate in which we own a 65% interest, of which the maximum guaranteed amount is $46.0 million. The loan is for the development of Fremaux Town Center, a community center located in Slidell, LA. The total amount outstanding at June 30, 2013 on the loan was $5.5 million. The guaranty will expire upon repayment of the debt. The loan matures in March 2016 and has two one-year extension options for an outside maturity date of March 2018. We received a 1% fee for this guaranty when the loan was issued in March 2013 and have included an obligation of $0.5 million in the accompanying condensed consolidated balance sheet as of June 30, 2013 to reflect the estimated fair value of this guaranty.

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
Carrying Value of Long-Lived Assets
We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts or if there are other indicators of impairment. If it is determined that impairment has occurred, the amount of the impairment charge is equal to the excess of the asset’s carrying value over its estimated fair value.  We estimate fair value using the undiscounted cash flows expected to be generated by each property, which are based on a number of assumptions such as leasing expectations, operating budgets, estimated useful lives, future maintenance expenditures, intent to hold for use and capitalization rates, among others.  These assumptions are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated in our impairment analyses may not be achieved. See Note 3 to the condensed consolidated financial statements for impairment of long-lived assets for the three and six month periods ended June 30, 2013.
Allowance for Doubtful Accounts
We periodically perform a detailed review of amounts due from tenants and others to determine if accounts receivable balances are impaired based on factors affecting the collectibility of those balances.  Our estimate of the allowance for doubtful accounts requires significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.  We recorded a provision for doubtful accounts of $0.9 million and $1.2 million for the six months ended June 30, 2013 and 2012, respectively.
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
No impairments of investments in unconsolidated affiliates were incurred during the three and six month periods ended June 30, 2013.
Recent Accounting Pronouncements
 Accounting Guidance Adopted
In February 2013, the FASB issued ASU 2013-02. The objective of ASU 2013-02 is to improve reporting of reclassifications out of AOCI by presenting information about such reclassifications and their corresponding effect on net income primarily in one place, either on the face of the financial statements or in the notes. ASU 2013-02 requires an entity to disclose information by component for significant amounts reclassified out of AOCI if the amounts reclassified are required to be reclassified under GAAP to net income in their entirety in the same reporting period. For amounts not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. For public companies, this guidance was effective on a prospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2012. ASU 2013-02 did not change the calculation of or amounts reported as net income and comprehensive income but did change the presentation of the components of AOCI reported in our condensed consolidated financial statements.
In July 2013, the FASB issued ASU 2013-10. ASU 2013-10 permits the OIS Rate, also referred to as the Fed Funds Effective Swap Rate, to be used as a U.S. benchmark for hedge accounting purposes, in addition to LIBOR and interest rates on direct U.S. Treasury obligations. The guidance also removes the restriction on using different benchmarks for similar hedges. ASU 2013-10 is effective prospectively for qualifying new or redesignated hedges entered into on or after July 17,2013. We do not expect the adoption of this guidance to have a material effect on our condensed consolidated financial statements.
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
In July 2013, the FASB issued ASU 2013-11. The objective of this update is to reduce the diversity in practice related to the presentation of certain unrecognized tax benefits. ASU 2013-11 provides that unrecognized tax benefits are to be presented as a reduction of a deferred tax asset for an NOL carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the governing tax law. To the extent such an NOL carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position or the entity does not intend to use the deferred tax asset for this purpose, the unrecognized tax benefit is to be recorded as a liability in the financial statements and should not be netted with a deferred tax asset. ASU 2013-11 is effective for public companies for fiscal years beginning after December 15, 2013 and interim periods within those years. The guidance should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption and retrospective application are permitted. We are evaluating the impact that this update may have on our consolidated financial statements.

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
We recorded a $2.4 million gain on investment in the second quarter of 2013 when a note related to our China investment, of which a portion was written down to its estimated fair value in 2009, was repaid in May 2013. We also recorded a $9.1 million loss on extinguishment of debt in the second quarter of 2013 due to the early retirement of debt on loans secured by two malls. Considering the significance and nature of these items, we believe it is important to identify the impact of these changes on our FFO measures for a reader to have a complete understanding of our results of operations. Therefore, we have also presented FFO, as adjusted, excluding these items.

FFO of the Operating Partnership decreased to $100.2 million during the three months ended June 30, 2013 compared to $100.8 million in the prior-year period. Excluding the gain on investment and loss on extinguishment of debt, FFO of the Operating Partnership, as adjusted, for the three and six month periods ended June 30, 2013 and 2012 was $106.9 million as compared to $100.8 million and $208.5 million as compared to $193.3 million, respectively. FFO was positively impacted by continued improvements in occupancy, new development and recent acquisitions.
The reconciliation of FFO to net income attributable to common shareholders is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to common shareholders	$501	$18,797	$19,591	$34,252
Noncontrolling interest in income of operating partnership	36	5,197	3,527	9,559
Depreciation and amortization expense of:
Consolidated properties	70,515	67,156	142,070	129,414
Unconsolidated affiliates	9,923	11,008	19,871	22,119
Discontinued operations	—	970	107	1,985
Non-real estate assets	(484)	(471)	(958)	(888)
Noncontrolling interests' share of depreciation and amortization	(1,282)	(1,883)	(2,889)	(2,329)
Loss on impairment of real estate, net of tax	21,038	—	21,038	196
Gain on depreciable property	—	—	(2)	(493)
(Gain) loss on discontinued operations, net of tax	(55)	8	(540)	(557)
Funds from operations of the Operating Partnership	$100,192	$100,782	$201,815	$193,258
Gain on investment	(2,400)	—	(2,400)	—
Loss on extinguishment of debt	9,108	—	9,108	—
Funds from operations of the Operating Partnership, as adjusted	$106,900	$100,782	$208,523	$193,258

The reconciliations of FFO of the Operating Partnership to FFO allocable to common shareholders, including and excluding the gain on investment and loss on extinguishment of debt, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Funds from operations of the Operating Partnership	$100,192	$100,782	$201,815	$193,258
Percentage allocable to common shareholders (1)	84.94%	79.33%	84.74%	78.72%
Funds from operations allocable to common shareholders	$85,103	$79,950	$171,018	$152,133

Funds from operations of the Operating Partnership, as adjusted	$106,900	$100,782	$208,523	$193,258
Percentage allocable to common shareholders (1)	84.94%	79.33%	84.74%	78.72%
Funds from operations allocable to Company shareholders, as adjusted	$90,801	$79,950	$176,702	$152,133

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

Interest Rate Risk

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at June 30, 2013, a 0.5% increase or decrease in interest rates on variable-rate debt would decrease or increase annual cash flows by approximately $6.1 million and $2.4 million, respectively, and increase or decrease annual interest expense, after the effect of capitalized interest, by approximately $5.9 million and $2.2 million, respectively.

Based on our proportionate share of total consolidated and unconsolidated debt at June 30, 2013, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $86.4 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $87.7 million.

ITEM 4:    Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information that we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and to ensure that information we are required to disclose is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
There have been no material developments during the six months ended June 30, 2013 in the matters described in "Part I, Item 3 - Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations that are discussed under the caption “Risk Factors” in Part I, Item1A of our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to such risk factors since the filing of our Annual Report with the exception of the risk factors listed below, which have been updated to reflect risks associated with our investment grade rating obtained in May 2013.
The market price of our common stock or other securities may fluctuate significantly.
The market price of our common stock or other securities may fluctuate significantly in response to many factors, including:

•	actual or anticipated variation in our operating results, funds from operations, cash flows or liquidity;

•	changes in our earnings estimates or those of analysts;

•	changes in our dividend policy;

•	impairment charges affecting the carrying value of one or more of our properties or other assets;

•	publication of research reports about us, the retail industry or the real estate industry generally;

•	increases in market interest rates that lead purchasers of our securities to seek higher dividend or interest rate yields;

•	changes in market valuations of similar companies;

•
adverse market reaction to the amount of our outstanding debt at any time, the amount of our maturing debt in the near and medium term and our ability to refinance such debt and the terms thereof or our plans to incur additional debt in the future;

•	additions or departures of key management personnel;

•	actions by institutional security holders;

•	proposed or adopted regulatory or legislative changes or developments;

•	speculation in the press or investment community;

•	changes in our credit rating;

•	the occurrence of any of the other risk factors included in, or incorporated by reference in, this report; and

•	general market and economic conditions.
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
Adverse changes in our credit rating could negatively affect our borrowing costs and financing ability.
In May 2013, we received an investment grade rating of Baa3 with a stable outlook from Moody's. In July 2013, we also received an IDR of BBB- with a stable outlook and a senior unsecured notes rating of BBB- from Fitch. However, there can be no assurance that we will be able to maintain these ratings. In conjunction with the receipt of our May 2013 rating from Moody's, we made a one-time irrevocable election to use our credit rating to determine the interest rate on our three unsecured credit facilities. With this election and so long as we maintain a Baa3 rating with Moody's or a BBB- rating from Fitch, borrowings under our three unsecured credit facilities bear interest at LIBOR plus 140 basis points. If our credit rating declines, the interest rate on our unsecured credit facilities would bear interest at LIBOR plus 175 basis points, which would increase our borrowing costs. Additionally, a downgrade in our credit rating may adversely impact our ability to obtain financing and limit our access to capital.
ITEM 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1–30, 2013	164	$23.46	—	$—
May 1–31, 2013	11,437	25.57	—	—
June 1–30, 2013	—	—	—	—
Total	11,601	$25.54	—	$—

(1)	Represents shares surrendered to the Company by employees to satisfy federal and state income tax with requirements related to the vesting of shares of restricted stock.
(2)
Represents the market value of the common stock on the vesting date for the shares of restricted stock, which was used to determine the number of shares required to be surrendered to satisfy income tax withholding requirements.

ITEM 3:    Defaults Upon Senior Securities

None.

ITEM 4:    Mine Safety Disclosures

Not applicable.

ITEM 5:    Other Information

The Company recognized a material impairment of $20.4 million to write-down the depreciable basis of Citadel Mall, located in Charleston, SC, as part of its quarterly impairment process during the second quarter of 2012. The depreciable basis of the property was written down to its estimated fair value as of the same date. See Note 3 to the condensed consolidated financial statements for additional information about the impairment.

ITEM 6:    Exhibits

The Exhibit Index attached to this report is incorporated by reference into this Item 6.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBL & ASSOCIATES PROPERTIES, INC.

/s/ Farzana K. Mitchell
_____________________________________
Farzana K. Mitchell
Executive Vice President -
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)

Date: August 8, 2013

INDEX TO EXHIBITS

Exhibit Number	Description
10.5.6	Form of Stock Restriction Agreement for Restricted Stock Awards under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan (effective May 2013)† *
10.23.3
Waiver and Second Amendment to Third Amended and Restated Credit Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et al., dated July 30, 2013**

10.24.3	Waiver and Second Amendment to Eighth Amended and Restated Credit Agreement between the Operating Partnership and Wells Fargo Bank, National Association, et al., dated July 30, 2013**
10.25	Term Loan Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et al; dated July 30, 2013**
12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends
31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
† A management contract or compensatory plan or arrangement required to be filed.
* Incorporated by reference from the Company's Current Report on Form 8-K, dated on May 13, 2013 and filed on May 17, 2013. SEC File No. 1-12494.
** Incorporated by reference from the Company's Current Report on Form 8-K, dated on July 30, 2013 and filed on August 5, 2013. SEC File No. 1-12494.