Form 10-Q
period 2013-09-30
CBL & ASSOCIATES PROPERTIES INC; CBL & ASSOCIATES LIMITED PARTNERSHIP
filed 2013-11-12
CIK 910612, 915140

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____________ TO _______________

COMMISSION FILE NO. 1-12494 (CBL & ASSOCIATES PROPERTIES, INC.)
COMMISSION FILE NO. 333-182515-01 (CBL & ASSOCIATES LIMITED PARTNERSHIP)
______________
CBL & ASSOCIATES PROPERTIES, INC.
CBL & ASSOCIATES LIMITED PARTNERSHIP
(Exact Name of registrant as specified in its charter)
______________

DELAWARE (CBL & ASSOCIATES PROPERTIES, INC.)	62-1545718
DELAWARE (CBL & ASSOCIATES LIMITED PARTNERSHIP)	62-1542285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

 2030 Hamilton Place Blvd., Suite 500, Chattanooga,  TN  37421-6000
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

CBL & Associates Properties, Inc.	Yes ☒	No ☐
CBL & Associates Limited Partnership	Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

CBL & Associates Properties, Inc.	Yes ☒	No ☐
CBL & Associates Limited Partnership	Yes ☒	No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

CBL & Associates Properties, Inc.
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
CBL & Associates Limited Partnership
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CBL & Associates Properties, Inc.	Yes ☐	No ☒
CBL & Associates Limited Partnership	Yes ☐	No ☒
As of November 4, 2013, there were 169,907,550 shares of CBL & Associates Properties, Inc.'s common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2013 of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the "Company" mean CBL & Associates Properties, Inc. and its subsidiaries. References to the "Operating Partnership" mean CBL & Associates Limited Partnership and its subsidiaries. The terms "we", "us" and "our" refer to the Company or the Company and the Operating Partnership collectively, as the context requires.
The Company is a real estate investment trust ("REIT") whose stock is traded on the New York Stock Exchange. The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At September 30, 2013, CBL Holdings, I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 84.2% limited partner interest for a combined interest held by the Company of 85.2%.
As the sole general partner of the Operating Partnership, the Company's subsidiary, CBL Holdings I, Inc., has exclusive control of the Operating Partnership's activities. Management operates the Company and the Operating Partnership as one business. The management of the Company consists of the same individuals that manage the Operating Partnership. The Company's only material asset is its indirect ownership of partnership interests of the Operating Partnership. As a result, the Company conducts substantially all its business through the Operating Partnership as described in the preceding paragraph. The Company also issues public equity from time to time and guarantees certain debt of the Operating Partnership. The Operating Partnership holds all of the assets and indebtedness of the Company and, through affiliates, retains the ownership interests in the Company's joint ventures. Except for the net proceeds of offerings of equity by the Company, which are contributed to the Operating Partnership in exchange for partnership units on a one-for-one basis, the Operating Partnership generates all remaining capital required by the Company's business through its operations and its incurrence of indebtedness.
We believe that combining the two quarterly reports on Form 10-Q for the Company and the Operating Partnership provides the following benefits:

•	enhances investors' understanding of the Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner that management views and operates the business;

•
eliminates duplicative disclosure and provides a more streamlined and readable presentation, since a substantial portion of the disclosure applies to both the Company and the Operating Partnership; and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.
To help investors understand the differences between the Company and the Operating Partnership, this report provides separate condensed consolidated financial statements for the Company and the Operating Partnership. Noncontrolling interests, shareholders' equity and partners' capital are the main areas of difference between the condensed consolidated financial statements of the Company and those of the Operating Partnership. A single set of notes to condensed consolidated financial statements is presented that includes separate discussions for the Company and the Operating Partnership, when applicable. A combined Management's Discussion and Analysis of Financial Condition and Results of Operations section is also included that presents combined information and discrete information related to each entity, as applicable.
In order to highlight the differences between the Company and the Operating Partnership, this report includes the following sections that provide separate financial information for the Company and the Operating Partnership:

•	condensed consolidated financial statements;

•
certain accompanying notes to condensed consolidated financial statements, including Note 5 - Unconsolidated Affiliates, Redeemable Interests, Noncontrolling Interests and Cost Method Investments; Note 7 - Comprehensive Income; and Note 11 - Earnings Per Share and Earnings Per Unit;

•	controls and procedures in Item 4 of Management's Discussion and Analysis; and

•	certifications of the Chief Executive Officer and Chief Financial Officer included as Exhibits 31.1 through 32.4.

CBL & Associates Properties, Inc.
CBL & Associates Limited Partnership

PART I – FINANCIAL INFORMATION

ITEM 1:   Financial Statements

CBL & Associates Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

ASSETS	September 30, 2013	December 31, 2012
Real estate assets:
Land	$882,723	$905,339
Buildings and improvements	7,100,354	7,228,293
	7,983,077	8,133,632
Accumulated depreciation	(2,017,610)	(1,972,031)
	5,965,467	6,161,601
Held for sale	—	29,425
Developments in progress	161,841	137,956
Net investment in real estate assets	6,127,308	6,328,982
Cash and cash equivalents	74,588	78,248
Receivables:
Tenant, net of allowance for doubtful accounts of $2,204 and $1,977 in 2013 and 2012, respectively	77,914	78,963
Other, net of allowance for doubtful accounts of $1,283 and $1,270 in 2013 and 2012, respectively	20,696	8,467
Mortgage and other notes receivable	24,976	25,967
Investments in unconsolidated affiliates	279,666	259,810
Intangible lease assets and other assets	261,517	309,299
	$6,866,665	$7,089,736

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness	$4,867,717	$4,745,683
Accounts payable and accrued liabilities	348,237	358,874
Total liabilities	5,215,954	5,104,557
Commitments and contingencies (Notes 5 and 12)
Redeemable noncontrolling interests:
Redeemable noncontrolling partnership interests	37,170	40,248
Redeemable noncontrolling preferred joint venture interest	—	423,834
Total redeemable noncontrolling interests	37,170	464,082
Shareholders' equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized:
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding	18	18
6.625% Series E Cumulative Redeemable Preferred Stock, 690,000 shares outstanding	7	7
Common stock, $.01 par value, 350,000,000 shares authorized, 169,905,892 and 161,309,652 issued and outstanding in 2013 and 2012, respectively	1,699	1,613
Additional paid-in capital	1,967,067	1,773,630
Accumulated other comprehensive income	6,466	6,986
Dividends in excess of cumulative earnings	(526,739)	(453,561)
Total shareholders' equity	1,448,518	1,328,693
Noncontrolling interests	165,023	192,404
Total equity	1,613,541	1,521,097
	$6,866,665	$7,089,736
The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Operations (In thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES:
Minimum rents	$167,703	$160,999	$498,632	$473,011
Percentage rents	2,797	3,152	9,847	8,183
Other rents	3,837	3,653	13,503	13,241
Tenant reimbursements	70,576	70,348	213,524	206,814
Management, development and leasing fees	3,118	3,139	9,042	7,574
Other	9,518	7,895	27,067	23,772
Total revenues	257,549	249,186	771,615	732,595

OPERATING EXPENSES:
Property operating	38,375	35,326	111,170	104,331
Depreciation and amortization	68,941	63,994	206,115	188,606
Real estate taxes	22,607	22,286	66,411	66,626
Maintenance and repairs	13,387	13,218	40,808	38,057
General and administrative	10,160	10,171	36,459	35,964
Loss on impairment	—	3,912	21,038	3,912
Other	6,371	5,871	21,217	19,188
Total operating expenses	159,841	154,778	503,218	456,684
Income from operations	97,708	94,408	268,397	275,911
Interest and other income	8,809	822	10,197	3,192
Interest expense	(56,341)	(61,768)	(173,374)	(181,593)
Gain (loss) on extinguishment of debt	—	178	(9,108)	178
Gain on sales of real estate assets	58	1,659	1,058	1,753
Gain on investment	—	—	2,400	—
Equity in earnings of unconsolidated affiliates	2,270	2,062	7,618	5,401
Income tax provision	(271)	(1,195)	(854)	(1,234)
Income from continuing operations	52,233	36,166	106,334	103,608
Operating loss from discontinued operations	(8,346)	(23,762)	(5,195)	(16,155)
Gain on discontinued operations	290	88	1,162	983
Net income	44,177	12,492	102,301	88,436
Net (income) loss attributable to noncontrolling interests in:
Operating Partnership	(4,075)	1,776	(7,602)	(7,783)
Other consolidated subsidiaries	(5,778)	(6,194)	(18,338)	(17,139)
Net income attributable to the Company	34,324	8,074	76,361	63,514
Preferred dividends	(11,223)	(10,594)	(33,669)	(31,782)
Net income (loss) attributable to common shareholders	$23,101	$(2,520)	$42,692	$31,732

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Operations (In thousands, except per share data) (Unaudited) (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.18	$0.11	$0.28	$0.29
Discontinued operations	(0.04)	(0.13)	(0.02)	(0.08)
Net income (loss) attributable to common shareholders	$0.14	$(0.02)	$0.26	$0.21
Weighted-average common shares outstanding	169,906	158,689	166,048	152,721

Diluted per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.18	$0.11	$0.28	$0.29
Discontinued operations	(0.04)	(0.13)	(0.02)	(0.08)
Net income (loss) attributable to common shareholders	$0.14	$(0.02)	$0.26	$0.21
Weighted-average common and potential dilutive common shares outstanding	169,906	158,731	166,048	152,765

Amounts attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$29,965	$17,233	$46,116	$43,916
Discontinued operations	(6,864)	(19,753)	(3,424)	(12,184)
Net income (loss) attributable to common shareholders	$23,101	$(2,520)	$42,692	$31,732

Dividends declared per common share	$0.23	$0.22	$0.69	$0.66

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$44,177	$12,492	$102,301	$88,436

Other comprehensive income:
Unrealized holding gain (loss) on available-for-sale securities	(1,749)	522	(2,000)	2,101
Reclassification to net income of realized gain on available-for-sale securities	—	—	—	(160)
Unrealized loss on hedging instruments	(451)	(801)	(289)	(2,411)
Reclassification to net income of hedging loss	568	567	1,687	1,696
Total other comprehensive income (loss)	(1,632)	288	(602)	1,226

Comprehensive income	42,545	12,780	101,699	89,662
Comprehensive (income) loss attributable to noncontrolling interests in:
Operating Partnership	(3,831)	1,729	(7,520)	(8,047)
Other consolidated subsidiaries	(5,778)	(6,194)	(18,338)	(17,139)
Comprehensive income attributable to the Company	$32,936	$8,315	$75,841	$64,476

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands)
 (Unaudited)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Partnership Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2012	$32,271	$23	$1,484	$1,657,927	$3,425	$(399,581)	$1,263,278	$207,113	$1,470,391
Net income	2,441	—	—	—	—	63,514	63,514	6,993	70,507
Other comprehensive income	10	—	—	—	962	—	962	254	1,216
Costs of preferred stock offering	—	—	—	(134)	—	—	(134)	—	(134)
Conversion of Operating Partnership common units to shares of common stock	—	—	103	48,174	—	—	48,277	(48,277)	—
Redemption of Operating Partnership common units	—	—	—	—	—	—	—	(9,836)	(9,836)
Dividends declared - common stock	—	—	—	—	—	(102,581)	(102,581)	—	(102,581)
Dividends declared - preferred stock	—	—	—	—	—	(31,782)	(31,782)	—	(31,782)
Issuances of common stock and restricted common stock	—	—	2	367	—	—	369	—	369
Cancellation of restricted common stock	—	—	—	(261)	—	—	(261)	—	(261)
Exercises of stock options	—	—	2	4,432	—	—	4,434	—	4,434
Accrual under deferred compensation arrangements	—	—	—	44	—	—	44	—	44
Amortization of deferred compensation	—	—	—	1,957	—	—	1,957	—	1,957
Contributions from noncontrolling interests	—	—	—	—	—	—	—	5,559	5,559
Distributions to noncontrolling interests	(6,221)	—	—	—	—	—	—	(25,716)	(25,716)
Adjustment for noncontrolling interests	2,379	—	—	(5,929)	—	—	(5,929)	3,550	(2,379)
Adjustment to record redeemable noncontrolling interests at redemption value	10,049	—	—	(4,256)	—	—	(4,256)	(5,793)	(10,049)
Acquire controlling interest in shopping center properties	—	—	—	—	—	—	—	14,498	14,498
Balance, September 30, 2012	$40,929	$23	$1,591	$1,702,321	$4,387	$(470,430)	$1,237,892	$148,345	$1,386,237

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands)
(Unaudited)
(Continued)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Partnership Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2013	$40,248	$25	$1,613	$1,773,630	$6,986	$(453,561)	$1,328,693	$192,404	$1,521,097
Net income	3,182	—	—	—	—	76,361	76,361	8,114	84,475
Other comprehensive loss	(4)	—	—	—	(520)	—	(520)	(78)	(598)
Redemption of redeemable noncontrolling preferred joint venture interest	—	—	—	10,000	—	—	10,000	—	10,000
Issuances of common stock and restricted common stock	—	—	86	209,445	—	—	209,531	—	209,531
Dividends declared - common stock	—	—	—	—	—	(115,870)	(115,870)	—	(115,870)
Dividends declared - preferred stock	—	—	—	—	—	(33,669)	(33,669)	—	(33,669)
Cancellation of restricted common stock	—	—	—	(711)	—	—	(711)	—	(711)
Amortization of deferred compensation	—	—	—	2,287	—	—	2,287	—	2,287
Distributions to noncontrolling interests	(4,980)	—	—	—	—	—	—	(22,889)	(22,889)
Adjustment for noncontrolling interests	3,803	—	—	(32,135)	—	—	(32,135)	28,388	(3,747)
Adjustment to record redeemable noncontrolling interests at redemption value	(5,079)	—	—	4,551	—	—	4,551	528	5,079
Acquire controlling interest in shopping center property	—	—	—	—	—	—	—	(41,444)	(41,444)
Balance, September 30, 2013	$37,170	$25	$1,699	$1,967,067	$6,466	$(526,739)	$1,448,518	$165,023	$1,613,541

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$102,301	$88,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	212,752	198,700
Net amortization of deferred finance costs and debt premiums	3,651	5,563
Net amortization of intangible lease assets and liabilities	(111)	(551)
Gain on sales of real estate assets	(1,058)	(4,789)
Gain on investment	(2,400)	—
Gain on sale of discontinued operations	(1,162)	(983)
Write-off of development projects	141	(115)
Share-based compensation expense	2,308	2,211
Net realized gain on sale of available-for-sale securities	—	(160)
Loss on impairment	21,038	3,912
Loss on impairment from discontinued operations	5,234	26,501
Gain (loss) on extinguishment of debt	9,108	(178)
Equity in earnings of unconsolidated affiliates	(7,618)	(5,401)
Distributions of earnings from unconsolidated affiliates	11,225	11,724
Provision for doubtful accounts	1,459	1,310
Change in deferred tax accounts	1,666	3,681
Changes in:
Tenant and other receivables	(7,430)	(7,374)
Other assets	754	(3,152)
Accounts payable and accrued liabilities	(15,821)	284
Net cash provided by operating activities	336,037	319,619

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(233,202)	(159,414)
Acquisition of real estate assets	(26,444)	(61,289)
Additions to restricted cash	(2,909)	(2,595)
Proceeds from sales of real estate assets	219,800	49,366
Additions to mortgage and other notes receivable	(2,700)	(3,584)
Payments received on mortgage and other notes receivable	3,743	2,962
Proceeds from sales of investments and available-for-sale securities	15,877	—
Additional investments in and advances to unconsolidated affiliates	(31,969)	(4,994)
Distributions in excess of equity in earnings of unconsolidated affiliates	8,706	17,620
Changes in other assets	(14,295)	(1,759)
Net cash used in investing activities	(63,393)	(163,687)

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$1,696,913	$1,348,822
Principal payments on mortgage and other indebtedness	(1,568,874)	(1,311,827)
Additions to deferred financing costs	(3,173)	(2,864)
Prepayment fees on extinguishment of debt	(8,708)	—
Proceeds from issuances of common stock	209,510	128
Costs of preferred stock offering	—	(134)
Proceeds from exercises of stock options	—	4,434
Purchase of noncontrolling interest in the Operating Partnership	—	(9,836)
Redemption of redeemable noncontrolling preferred joint venture interest	(408,577)	—
Contributions from noncontrolling interests	—	5,559
Distributions to noncontrolling interests	(47,450)	(49,437)
Dividends paid to holders of preferred stock	(33,669)	(31,782)
Dividends paid to common shareholders	(112,276)	(98,737)
Net cash used in financing activities	(276,304)	(145,674)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,660)	10,258
CASH AND CASH EQUIVALENTS, beginning of period	78,248	56,092
CASH AND CASH EQUIVALENTS, end of period	$74,588	$66,350

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$168,092	$175,610

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Balance Sheets
(In thousands, except unit data)
(Unaudited)

ASSETS	September 30, 2013	December 31, 2012
Real estate assets:
Land	$882,723	$905,339
Buildings and improvements	7,100,354	7,228,293
	7,983,077	8,133,632
Accumulated depreciation	(2,017,610)	(1,972,031)
	5,965,467	6,161,601
Held for sale	—	29,425
Developments in progress	161,841	137,956
Net investment in real estate assets	6,127,308	6,328,982
Cash and cash equivalents	74,578	78,244
Receivables:
Tenant, net of allowance for doubtful accounts of $2,204 and $1,977 in 2013 and 2012, respectively	77,914	78,963
Other, net of allowance for doubtful accounts of $1,283 and $1,270 in 2013 and 2012, respectively	20,696	8,467
Mortgage and other notes receivable	24,976	25,967
Investments in unconsolidated affiliates	280,220	260,363
Intangible lease assets and other assets	261,397	309,239
	$6,867,089	$7,090,225

LIABILITIES, REDEEMABLE INTERESTS AND CAPITAL
Mortgage and other indebtedness	$4,867,717	$4,745,683
Accounts payable and accrued liabilities	348,237	358,800
Total liabilities	5,215,954	5,104,483
Commitments and contingencies (Notes 5 and 12)
Redeemable interests:
Redeemable noncontrolling interests	6,633	6,413
Redeemable common units	30,537	33,835
Redeemable noncontrolling preferred joint venture interest	—	423,834
Total redeemable interests	37,170	464,082
Partners' capital:
Preferred units	565,212	565,212
Common units:
General partner	10,702	9,904
Limited partners	1,010,964	877,363
Accumulated other comprehensive income	5,087	5,685
Total partners' capital	1,591,965	1,458,164
Noncontrolling interests	22,000	63,496
Total capital	1,613,965	1,521,660
	$6,867,089	$7,090,225

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership Condensed Consolidated Statements of Operations (In thousands, except per unit data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES:
Minimum rents	$167,703	$160,999	$498,632	$473,011
Percentage rents	2,797	3,152	9,847	8,183
Other rents	3,837	3,653	13,503	13,241
Tenant reimbursements	70,576	70,348	213,524	206,814
Management, development and leasing fees	3,118	3,139	9,042	7,574
Other	9,518	7,895	27,067	23,772
Total revenues	257,549	249,186	771,615	732,595

OPERATING EXPENSES:
Property operating	38,375	35,326	111,170	104,331
Depreciation and amortization	68,941	63,994	206,115	188,606
Real estate taxes	22,607	22,286	66,411	66,626
Maintenance and repairs	13,387	13,218	40,808	38,057
General and administrative	10,160	10,171	36,459	35,964
Loss on impairment	—	3,912	21,038	3,912
Other	6,371	5,871	21,217	19,188
Total operating expenses	159,841	154,778	503,218	456,684
Income from operations	97,708	94,408	268,397	275,911
Interest and other income	8,809	822	10,197	3,192
Interest expense	(56,341)	(61,768)	(173,374)	(181,593)
Gain (loss) on extinguishment of debt	—	178	(9,108)	178
Gain on sales of real estate assets	58	1,659	1,058	1,753
Gain on investment	—	—	2,400	—
Equity in earnings of unconsolidated affiliates	2,270	2,062	7,618	5,401
Income tax provision	(271)	(1,195)	(854)	(1,234)
Income from continuing operations	52,233	36,166	106,334	103,608
Operating loss from discontinued operations	(8,346)	(23,762)	(5,195)	(16,155)
Gain on discontinued operations	290	88	1,162	983
Net income	44,177	12,492	102,301	88,436
Net income attributable to noncontrolling interests	(5,778)	(6,194)	(18,338)	(17,139)
Net income attributable to the Operating Partnership	38,399	6,298	83,963	71,297
Distributions to preferred unitholders	(11,223)	(10,594)	(33,669)	(31,782)
Net income (loss) attributable to common unitholders	$27,176	$(4,296)	$50,294	$39,515

CBL & Associates Limited Partnership Condensed Consolidated Statements of Operations (In thousands, except per unit data) (Unaudited) (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic per unit data attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$0.17	$0.08	$0.27	$0.27
Discontinued operations	(0.03)	(0.10)	(0.01)	(0.06)
Net income (loss) attributable to common unitholders	$0.14	$(0.02)	$0.26	$0.21
Weighted-average common units outstanding	199,451	190,195	195,594	190,182

Diluted per unit data attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$0.17	$0.08	$0.27	$0.27
Discontinued operations	(0.03)	(0.10)	(0.01)	(0.06)
Net income (loss) attributable to common unitholders	$0.14	$(0.02)	$0.26	$0.21
Weighted-average common and potential dilutive common units outstanding	199,451	190,236	195,594	190,226

Amounts attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$34,040	$15,457	$53,718	$51,699
Discontinued operations	(6,864)	(19,753)	(3,424)	(12,184)
Net income (loss) attributable to common unitholders	$27,176	$(4,296)	$50,294	$39,515

Distributions declared per common unit	$0.23	$0.22	$0.69	$0.66

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$44,177	$12,492	$102,301	$88,436

Other comprehensive income:
Unrealized holding gain (loss) on available-for-sale securities	(1,749)	522	(2,000)	2,101
Reclassification to net income of realized gain on available-for-sale securities	—	—	—	(160)
Unrealized loss on hedging instruments	(451)	(801)	(289)	(2,411)
Reclassification to net income of hedging loss	568	567	1,687	1,696
Total other comprehensive income (loss)	(1,632)	288	(602)	1,226

Comprehensive income	42,545	12,780	101,699	89,662
Comprehensive income attributable to noncontrolling interests	(5,778)	(6,194)	(18,338)	(17,139)
Comprehensive income of the Operating Partnership	$36,767	$6,586	$83,361	$72,523

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Partners' Capital and Noncontrolling Interests
(in thousands, except unit data)
 (Unaudited)

	Redeemable Interests						Common Units
	Redeemable Partnership Interests	Redeemable Common Units	Total Redeemable Partnership Interests	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Income	Total Partners' Capital	Noncontrolling Interests	Total Partners' Capital and Noncontrolling Interests
Balance, January 1, 2012	$6,235	$26,036	$32,271	23	190,380	$509,719	$10,178	$944,633	$1,711	$1,466,241	$4,280	$1,470,521
Net income	2,117	324	2,441	—	—	31,782	422	38,769	—	70,973	(466)	70,507
Other comprehensive income	—	10	10	—	—	—	—	—	1,216	1,216	—	1,216
Cost of issuing preferred units	—	—	—	—	—	(134)	—	—	—	(134)	—	(134)
Redemption of common units	—	—	—	—	(627)	—	—	(9,836)	—	(9,836)	—	(9,836)
Distributions declared - common units	—	—	—	—	—	—	(1,771)	(100,810)	—	(102,581)	—	(102,581)
Distributions declared - preferred units	—	—	—	—	—	(31,782)	—	—	—	(31,782)	—	(31,782)
Issuances of common units	—	—	—	—	219	—	—	369	—	369	—	369
Cancellation of restricted common units	—	—	—	—	(22)	—	—	(261)	—	(261)	—	(261)
Contributions from CBL related to exercises of stock options	—	—	—	—	244	—	—	4,434	—	4,434	—	4,434
Accrual under deferred compensation arrangements	—	—	—	—	—	—	—	44	—	44	—	44
Amortization of deferred compensation	—	—	—	—	—	—	21	1,936	—	1,957	—	1,957
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	5,559	5,559
Distributions to noncontrolling interests	(2,678)	(3,543)	(6,221)	—	—	—	—	(24,638)	—	(24,638)	(1,078)	(25,716)
Allocation of partners' capital	—	2,379	2,379	—	—	—	335	(2,714)	—	(2,379)	—	(2,379)
Adjustment to record redeemable interests at redemption value	542	9,507	10,049	—	—	—	(108)	(9,941)	—	(10,049)	—	(10,049)
Acquire controlling interest in shopping center properties	—	—	—	—	—	—	—	—	—	—	14,498	14,498
Balance, September 30, 2012	$6,216	$34,713	$40,929	23	190,194	$509,585	$9,077	$841,985	$2,927	$1,363,574	$22,793	$1,386,367

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Partners' Capital and Noncontrolling Interests
(in thousands, except unit data)
(Unaudited)
(Continued)

	Redeemable Interests						Common Units
	Redeemable Partnership Interests	Redeemable Common Units	Total Redeemable Partnership Interests	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Income	Total Partners' Capital	Noncontrolling Interests	Total Partners' Capital and Noncontrolling Interests
Balance, January 1, 2013	$6,413	$33,835	$40,248	25,050	190,855	$565,212	$9,904	$877,363	$5,685	$1,458,164	$63,496	$1,521,660
Net income	2,780	402	3,182	—	—	33,669	523	49,369	—	83,561	914	84,475
Other comprehensive loss	—	(4)	(4)	—	—	—	—	—	(598)	(598)	—	(598)
Redemption of redeemable noncontrolling preferred joint venture interest	—	—	—	—	—	—	105	9,895	—	10,000	—	10,000
Distributions declared - common units	—	—	—	—	—	—	(1,388)	(114,482)	—	(115,870)	—	(115,870)
Distributions declared - preferred units	—	—	—	—	—	(33,669)	—	—	—	(33,669)	—	(33,669)
Issuances of common units	—	—	—	—	8,635	—	—	209,531	—	209,531	—	209,531
Cancellation of common units	—	—	—	—	(39)	—	—	(711)	—	(711)	—	(711)
Amortization of deferred compensation	—	—	—	—	—	—	24	2,263	—	2,287	—	2,287
Distributions to noncontrolling interests	(1,551)	(3,429)	(4,980)	—	—	—	(229)	(21,639)	—	(21,868)	(966)	(22,834)
Allocation of partners' capital	—	3,803	3,803	—	—	—	1,710	(5,651)	—	(3,941)	—	(3,941)
Adjustment to record redeemable interests at redemption value	(1,009)	(4,070)	(5,079)	—	—	—	53	5,026	—	5,079	—	5,079
Acquire controlling interest in shopping center property	—	—	—	—	—	—	—	—	—	—	(41,444)	(41,444)
Balance, September 30, 2013	$6,633	$30,537	$37,170	25,050	199,451	$565,212	$10,702	$1,010,964	$5,087	$1,591,965	$22,000	$1,613,965

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$102,301	$88,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	212,752	198,700
Net amortization of deferred finance costs and debt premiums	3,651	5,563
Net amortization of intangible lease assets and liabilities	(111)	(551)
Gain on sales of real estate assets	(1,058)	(4,789)
Gain on investment	(2,400)	—
Gain on sale of discontinued operations	(1,162)	(983)
Write-off of development projects	141	(115)
Share-based compensation expense	2,308	2,211
Net realized gain on sale of available-for-sale securities	—	(160)
Loss on impairment	21,038	3,912
Loss on impairment from discontinued operations	5,234	26,501
(Gain) loss on extinguishment of debt	9,108	(178)
Equity in earnings of unconsolidated affiliates	(7,618)	(5,401)
Distributions of earnings from unconsolidated affiliates	11,225	11,724
Provision for doubtful accounts	1,459	1,310
Change in deferred tax accounts	1,666	3,681
Changes in:
Tenant and other receivables	(7,430)	(7,374)
Other assets	815	(3,152)
Accounts payable and accrued liabilities	(15,888)	286
Net cash provided by operating activities	336,031	319,621
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(233,202)	(159,414)
Acquisition of real estate assets	(26,444)	(61,289)
Additions to restricted cash	(2,909)	(2,595)
Proceeds from sales of real estate assets	219,800	49,366
Additions to mortgage and other notes receivable	(2,700)	(3,584)
Payments received on mortgage and other notes receivable	3,743	2,962
Proceeds from sales of investments and available-for-sale securities	15,877	—
Additional investments in and advances to unconsolidated affiliates	(31,969)	(4,998)
Distributions in excess of equity in earnings of unconsolidated affiliates	8,706	17,620
Changes in other assets	(14,295)	(1,759)
Net cash used in investing activities	(63,393)	(163,691)

CBL & Associates Limited Partnership Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$1,696,913	$1,348,822
Principal payments on mortgage and other indebtedness	(1,568,874)	(1,311,827)
Additions to deferred financing costs	(3,173)	(2,864)
Prepayment fees on extinguishment of debt	(8,708)	—
Proceeds from issuances of common units	209,510	128
Costs to issue preferred units	—	(134)
Redemption of common units	—	(9,836)
Contributions from CBL related to exercises of stock options	—	4,434
Contributions from noncontrolling interests	—	5,559
Redemption of redeemable noncontrolling preferred joint venture interest	(408,577)	—
Distributions to noncontrolling interests	(22,310)	(21,257)
Distributions to preferred unitholders	(33,669)	(31,782)
Distributions to common unitholders	(137,416)	(126,917)
Net cash used in financing activities	(276,304)	(145,674)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,666)	10,256
CASH AND CASH EQUIVALENTS, beginning of period	78,244	56,077
CASH AND CASH EQUIVALENTS, end of period	$74,578	$66,333

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$168,092	$115,507

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
CBL & Associates Limited Partnership
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and unit data)

Note 1 – Organization and Basis of Presentation
CBL & Associates Properties, Inc. (the “Company”), a Delaware corporation, is a self-managed, self-administered, fully-integrated real estate investment trust (“REIT”) that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air centers, outlet centers, associated centers, community centers and office properties.  Its properties are located in 27 states, but are primarily in the southeastern and midwestern United States.
The Company conducts substantially all of its business through CBL & Associates Limited Partnership (the “Operating Partnership”). As of September 30, 2013, the Operating Partnership owned controlling interests in 75 regional malls/open-air and outlet centers (including one mixed-use center), 25 associated centers (each located adjacent to a regional mall), seven community centers and eight office buildings, including the Company’s corporate office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a variable interest entity ("VIE").  At September 30, 2013, the Operating Partnership owned noncontrolling interests in nine regional malls/open-air centers, four associated centers, four community centers and five office buildings. Because one or more of the other partners have substantive participating rights, the Operating Partnership does not control these partnerships and joint ventures and, accordingly, accounts for these investments using the equity method. The Operating Partnership had controlling interests in one outlet center development, three mall expansions and two mall redevelopments at September 30, 2013.  The Operating Partnership had a noncontrolling interest in one community center development at September 30, 2013. The Operating Partnership also holds options to acquire certain development properties owned by third parties.
The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At September 30, 2013, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 84.2% limited partner interest for a combined interest held by CBL of 85.2%.
The noncontrolling interest in the Operating Partnership is held by CBL & Associates, Inc., its shareholders and affiliates and certain senior officers of the Company (collectively "CBL's Predecessor"), all of which contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993, and by various third parties. At September 30, 2013, CBL’s Predecessor owned a 9.1% limited partner interest and third parties owned a 5.7% limited partner interest in the Operating Partnership.  CBL's Predecessor also owned 3.2 million shares of the Company’s common stock at September 30, 2013, for a total combined effective interest of 10.7% in the Operating Partnership.
The Operating Partnership conducts the Company’s property management and development activities through its wholly-owned subsidiary, CBL & Associates Management, Inc. (the “Management Company”), to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).
As used herein, the term "Company" includes CBL & Associates Properties, Inc. and its subsidiaries, including CBL & Associates Limited Partnership and its subsidiaries, unless the context indicates otherwise. The term "Operating Partnership" refers to CBL & Associates Limited Partnership and its subsidiaries.
The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. All intercompany transactions have been eliminated. The results for the interim period ended September 30, 2013 are not necessarily indicative of the results to be obtained for the full fiscal year.
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
These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2012, excluding items 6, 7, 8,9A, 15(a)(1) and (2) and 15(c) of such report, which have been updated in the Current Report on Form 8-K filed on September 16, 2013.

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
Fair Value Measurements on a Recurring Basis
The following tables set forth information regarding the Company’s financial instruments that are measured at fair value on a recurring basis in the accompanying condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012:

		Fair Value Measurements at Reporting Date Using
	Fair Value at September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$14,556	$14,556	$—	$—
Interest rate cap	—	—	—	—

Liabilities:
Interest rate swaps	$4,417	$—	$4,417	$—

		Fair Value Measurements at Reporting Date Using
	Fair Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$27,679	$16,556	$—	$11,123
Privately-held debt and equity securities	2,475	—	—	2,475
Interest rate cap	—	—	—	—

Liabilities:
Interest rate swaps	$5,805	$—	$5,805	$—

The Company recognizes transfers in and out of every level at the end of each reporting period. There were no transfers between Levels 1, 2, or 3 for any periods presented.
Intangible lease assets and other assets in the condensed consolidated balance sheets include marketable securities consisting of corporate equity securities and bonds that are classified as available-for-sale.  Net unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of AOCI in redeemable noncontrolling interests, shareholders’ equity and partners' capital, and noncontrolling interests.  If a decline in the value of an investment is deemed to be other than temporary, the investment is written down to fair value and an impairment loss is recognized in the current period to the extent of the decline in value. During the three and nine month periods ended September 30, 2013 and 2012, the Company did not record any write-downs related to other-than-temporary impairments.  During the three and nine month periods ended September 30, 2013, the Company did not recognize any realized gains or losses related to sales of marketable securities. The Company did not recognize any realized gains or losses related to sales of marketable securities during the three month period ended September 30, 2012. During the nine month period ended September 30, 2012, the Company recognized realized gains of $160 related to sales of marketable securities. The fair values of the Company’s available-for-sale securities are based on quoted market prices and are classified under Level 1.  Tax increment financing bonds ("TIF bonds"), which were classified as Level 3 as of December 31, 2012, were redeemed in January 2013.
The following is a summary of the available-for-sale securities held by the Company as of September 30, 2013 and December 31, 2012:

		Gross Unrealized
	Adjusted Cost	Gains	Losses	Fair Value
September 30, 2013:
Common stocks	$4,195	$10,361	$—	$14,556

		Gross Unrealized
	Adjusted Cost	Gains	Losses	Fair Value
December 31, 2012:
Common stocks	$4,195	$12,361	$—	$16,556
Government and government-sponsored entities	11,123	—	—	11,123
	$15,318	$12,361	$—	$27,679
The Company uses interest rate swaps and caps to mitigate the effect of interest rate movements on its variable-rate debt.  The Company had four interest rate swaps and one interest rate cap as of September 30, 2013 and December 31, 2012, that qualify as hedging instruments and are designated as cash flow hedges.  The interest rate cap is included in intangible lease assets and other assets and the interest rate swaps are reflected in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.  The swaps and cap have predominantly met the effectiveness test criteria since inception and changes in their fair values are, thus, primarily reported in other comprehensive income (loss) ("OCI/L") and are reclassified into earnings in the same period or periods during which the hedged items affect earnings.  The fair values of the Company’s interest rate hedges, classified under Level 2, are determined based on prevailing market data for contracts with matching durations, current and anticipated LIBOR information, consideration of the Company’s credit standing, credit risk of the counterparties and reasonable estimates about relevant future market conditions.  See Note 6 for further information regarding the Company’s interest rate hedging instruments.
The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments.  Based on the interest rates for similar financial instruments, the carrying value of mortgage and other notes receivable is a reasonable estimate of fair value.  The estimated fair value of mortgage and other indebtedness was $5,069,679 and $5,058,411 at September 30, 2013 and December 31, 2012, respectively.  The fair value was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently. The carrying amount of mortgage and other indebtedness was $4,867,717 and $4,745,683 at September 30, 2013 and December 31, 2012, respectively.
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

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Available-for-sale securities (Level 3):
Balance, beginning of period	$11,123	$11,829
Redemption of TIF bonds	(11,002)	—
Reclassification adjustment AOCI	—	1,542
Transfer out of Level 3 (1)	(121)	(2,248)
Balance, end of period	$—	$11,123

(1)	The TIF bonds were adjusted to their net realizable value as of December 31, 2012 and were redeemed in January 2013. The difference in estimate was recorded as a transfer to real estate assets.
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

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Privately-held debt and equity securities (Level 3):
Balance, beginning of period	$2,475	$2,475
Net settlement	(4,875)	—
Realized gain recorded in earnings	2,400	—
Balance, end of period	$—	$2,475

Fair Value Measurements on a Nonrecurring Basis
The Company measures the fair value of certain long-lived assets on a nonrecurring basis, through quarterly impairment testing or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company considers both quantitative and qualitative factors in its impairment analysis of long-lived assets. Significant quantitative factors include historical and forecasted information for each property such as net operating income ("NOI"), occupancy statistics and sales levels. Significant qualitative factors used include market conditions, age and condition of the property and tenant mix. Due to the significant unobservable estimates and assumptions used in the valuation of long-lived assets that experience impairment, the Company classifies such long-lived assets under Level 3 in the fair value hierarchy. The fair value analysis as of September 30, 2013 used various probability-weighted scenarios comparing the property's net book value to the sum of its estimated fair value. Assumptions included up to a 10-year holding period with a sale at the end of the holding period, capitalization rates ranging from 10% to 12% and an estimated sales cost of 1%.

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
In accordance with the Company's quarterly impairment review process, the Company recorded a non-cash impairment of real estate of $20,453 in the second quarter of 2013 related to Citadel Mall, located in Charleston, SC to write-down the depreciated book value to its estimated fair value of $23,900 as of June 30, 2013. The mall has experienced declining cash flows which are insufficient to cover the debt service on the mortgage secured by the property. The loan is currently in default and the Company has classified Citadel Mall as a non-core property as of September 30, 2013. There was no impairment of long-lived assets in the three months ended September 30, 2013.
The revenue of Citadel Mall accounted for approximately 0.6% of total consolidated revenue for the trailing twelve months ended September 30, 2013. A reconciliation of Citadel Mall's carrying value for the nine months ended September 30, 2013 is as follows:

Citadel Mall
Beginning carrying value, January 1, 2013	$45,178
Capital expenditures	266
Depreciation expense	(1,226)
Loss on impairment of real estate	(20,453)
Ending carrying value, September 30, 2013	$23,765

Additionally, during the second quarter of 2013, the Company recorded a non-cash impairment of $585 to write-down the depreciated book value of the corporate airplane owned by the Management Company to its fair value at its trade-in date.

Note 4 – Acquisition and Discontinued Operations
Acquisition
In the second quarter of 2013, the Company acquired the remaining 51% noncontrolling interest in Kirkwood Mall in Bismarck, ND. See Note 5 for additional information. The pro forma effect of the acquisition was not material.
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

				Sales Price		Gain/ (Loss)
Sales Date	Property	Property Type	Location	Gross	Net
August 2013	Georgia Square & Georgia Square Plaza, Panama City Mall & The Shoppes at Panama City, RiverGate Mall and Village at RiverGate (1)	Mall & Associated Center	Athens, GA Panama City, FL Nashville, TN	$176,000	$171,977	$—
March 2013	1500 Sunday Drive	Office Building	Raleigh, NC	8,300	7,862	(549)
March 2013	Peninsula I & II	Office Building	Newport News, VA	5,250	5,121	598
January 2013	Lake Point & SunTrust (2)	Office Building	Greensboro, NC	30,875	30,490	823
December 2008	706 & 708 Green Valley Road (3)	Office Building	Greensboro, NC			281
	Various (4)					9
			2013 Activity	$220,425	$215,450	$1,162

December 2012	Willowbrook Plaza (5)	Community Center	Houston, TX	$24,450	$24,171	$—
October 2012	Towne Mall (6)	Mall	Franklin, OH	950	892	—
October 2012	Hickory Hollow Mall (7)	Mall	Antioch, TN	1,000	966	—
July 2012	Massard Crossing	Community Center	Fort Smith, AR	7,803	7,432	98
March 2012	Settlers Ridge - Phase II	Community Center	Robinson Township, PA	19,144	18,951	858
January 2012	Oak Hollow Square (8)	Community Center	High Point, NC	14,247	13,796	(1)
November 2011	Westridge Square (4)	Community Center	Greensboro, NC			28
			2012 Activity	$67,594	$66,208	$983
(1) Net loss on impairment of $5,234 recorded in the third quarter of 2013 to write down the book value of six properties sold in a portfolio sale to the net sales price.
(2) Classified as held for sale as of December 31, 2012.
(3) Recognition of gain deferred in December 2008 until subsequent repayment of notes receivable.
(4) Reflects subsequent true-ups for settlement of estimated expenses based on actual amounts.
(5) Loss on impairment of $17,743 recorded in the third quarter of 2012 to write down the book value of this property to its then estimated fair value.
(6) Loss on impairment of $419 recorded in the third quarter of 2012 to write down the book value of this property to expected sales price.
(7) Loss on impairment of $8,047 recorded in the third quarter of 2012 to write down the book value of this property to expected sales price.
(8) Loss on impairment of $255 recorded in the first quarter of 2012 related to the true-up of certain estimated amounts to actual amounts.

Total revenues of the properties described above that are included in discontinued operations were $1,932 and $10,656 for the three months ended September 30, 2013 and 2012, respectively, and $16,163 and $33,925 for the nine months ended September 30, 2013 and 2012, respectively. The total net investment in real estate assets at the time of sale for the properties sold during the nine months ended September 30, 2013 was $219,829. There were no outstanding mortgage loans for any of the properties that were sold during the nine months ended September 30, 2013. Discontinued operations for the three and nine month periods ended September 30, 2013 and 2012 also include settlements of estimated expenses based on actual amounts for properties sold during previous periods.

Note 5 – Unconsolidated Affiliates, Redeemable Interests, Noncontrolling Interests and Cost Method Investments

Unconsolidated Affiliates

At September 30, 2013, the Company had investments in the following 17 entities, which are accounted for using the equity method of accounting:

Joint Venture	Property Name	Company's Interest
CBL/T-C, LLC	CoolSprings Galleria, Oak Park Mall, West County Center and Pearland Town Center	60.3%
CBL-TRS Joint Venture, LLC	Friendly Center, The Shops at Friendly Center and a portfolio of four office buildings	50.0%
CBL-TRS Joint Venture II, LLC	Renaissance Center	50.0%
El Paso Outlet Outparcels, LLC	The Outlet Shoppes at El Paso (vacant land)	50.0%
Fremaux Town Center JV, LLC	Fremaux Town Center	65.0%
Governor’s Square IB	Governor’s Plaza	50.0%
Governor’s Square Company	Governor’s Square	47.5%
High Pointe Commons, LP	High Pointe Commons	50.0%
High Pointe Commons II-HAP, LP	High Pointe Commons - Christmas Tree Shop	50.0%
JG Gulf Coast Town Center LLC	Gulf Coast Town Center	50.0%
Kentucky Oaks Mall Company	Kentucky Oaks Mall	50.0%
Mall of South Carolina L.P.	Coastal Grand—Myrtle Beach	50.0%
Mall of South Carolina Outparcel L.P.	Coastal Grand—Myrtle Beach (Coastal Grand Crossing and vacant land)	50.0%
Port Orange I, LLC	The Pavilion at Port Orange Phase I and one office building	50.0%
Triangle Town Member LLC	Triangle Town Center, Triangle Town Commons and Triangle Town Place	50.0%
West Melbourne I, LLC	Hammock Landing Phases I and II	50.0%
York Town Center, LP	York Town Center	50.0%
Although the Company had majority ownership of certain joint ventures during 2013 and 2012, it evaluated the investments and concluded that the other partners or owners in these joint ventures had substantive participating rights, such as approvals of:

•	the pro forma for the development and construction of the project and any material deviations or modifications thereto;

•	the site plan and any material deviations or modifications thereto;

•	the conceptual design of the project and the initial plans and specifications for the project and any material deviations or modifications thereto;

•	any acquisition/construction loans or any permanent financings/refinancings;

•	the annual operating budgets and any material deviations or modifications thereto;

•	the initial leasing plan and leasing parameters and any material deviations or modifications thereto; and

•	any material acquisitions or dispositions with respect to the project.
As a result of the joint control over these joint ventures, the Company accounts for these investments using the equity method of accounting.

Condensed combined financial statement information of these unconsolidated affiliates is as follows:

	As of
ASSETS	September 30, 2013	December 31, 2012
Investment in real estate assets	$2,154,361	$2,143,187
Accumulated depreciation	(538,700)	(492,864)
	1,615,661	1,650,323
Developments in progress	90,451	21,809
Net investment in real estate assets	1,706,112	1,672,132
Other assets	174,744	175,540
Total assets	$1,880,856	$1,847,672

LIABILITIES
Mortgage and other indebtedness	$1,456,282	$1,456,622
Other liabilities	55,404	48,538
Total liabilities	1,511,686	1,505,160

OWNERS' EQUITY
The Company	215,556	196,694
Other investors	153,614	145,818
Total owners' equity	369,170	342,512
Total liabilities and owners' equity	$1,880,856	$1,847,672

	Total for the Three Months Ended September 30,		Company's Share for the Three Months Ended September 30,
	2013	2012	2013	2012
Revenues	$59,348	$61,821	$30,556	$32,803
Depreciation and amortization	(18,889)	(20,423)	(9,877)	(10,828)
Interest expense	(19,150)	(21,002)	(9,840)	(11,022)
Other operating expenses	(17,705)	(18,742)	(8,580)	(9,527)
Gain on sales of real estate assets	21	1,271	11	636
Net income	$3,625	$2,925	$2,270	$2,062

	Total for the Nine Months Ended September 30,		Company's Share for the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$180,091	$186,320	$93,002	$99,190
Depreciation and amortization	(57,158)	(61,907)	(29,748)	(32,877)
Interest expense	(57,861)	(63,199)	(29,677)	(33,289)
Other operating expenses	(53,223)	(55,765)	(25,970)	(28,474)
Gain on sales of real estate assets	21	1,701	11	851
Net income	$11,870	$7,150	$7,618	$5,401
Fremaux Town Center JV, LLC
In January 2013, the Company formed a 65/35 joint venture, Fremaux Town Center JV, LLC ("Fremaux"), to develop, own and operate Fremaux Town Center, a community center development located in Slidell, LA. Construction began in March 2013 with completion expected in summer 2014. The partners contributed aggregate initial equity of $20,500, of which the Company's contribution was $18,450. Following the initial formation of Fremaux, all required future contributions will be funded on a 65/35 pro rata basis. In March 2013, Fremaux obtained a construction loan on the property that allows for borrowings up to $46,000 and bears interest at LIBOR plus 2.125%. The loan matures in March 2016 and has two one-year extension options, which are at the joint venture's election, for an outside maturity date of March 2018. The Company has guaranteed 100% of the construction loan. As of September 30, 2013, $11,364 was outstanding under the loan. The Company holds the majority ownership interest in Fremaux but the noncontrolling interest partner holds substantive participating rights. As a result, the Company accounted for its investment in Fremaux using the equity method of accounting as of September 30, 2013.
2013 Financings
In the first quarter of 2013, Renaissance Phase II CMBS, LLC closed on a $16,000 10-year, non-recourse commercial mortgage-backed securities ("CMBS") loan, secured by Renaissance Center Phase II in Durham, NC. The loan bears interest at a fixed rate of 3.49% and matures in April 2023. Proceeds from the loan were used to retire the existing $15,700 loan that was scheduled to mature in April 2013.
Also during the first quarter of 2013, CBL-Friendly Center CMBS, LLC closed on a $100,000 10-year, non-recourse CMBS loan, secured by Friendly Center, located in Greensboro, NC. The loan bears interest at a fixed rate of 3.48% and matures in April 2023. Proceeds from the new loan were used to retire four existing loans aggregating $100,000 that were secured by Friendly Center, Friendly Center Office Building, First National Bank Building, Green Valley Office Building, First Citizens Bank Building, Wachovia Office Building and Bank of America Building, all located in Greensboro, NC and scheduled to mature in April 2013.
All of the debt on the properties owned by the unconsolidated affiliates is non-recourse, except for Fremaux, West Melbourne, Port Orange, High Pointe Commons, and Gulf Coast Phase III. See Note 12 for a description of guarantees the Company has issued related to certain unconsolidated affiliates. See Note 16 for extension of construction and land loans related to West Melbourne subsequent to September 30, 2013.
Redeemable Interests
Redeemable common units of $30,537 and $33,835 at September 30, 2013 and December 31, 2012, respectively, include a partnership interest in the Operating Partnership for which the partnership agreement includes redemption provisions that may require the Operating Partnership to redeem the partnership interest for real property.

Redeemable noncontrolling interests of $6,633 and $6,413 at September 30, 2013 and December 31, 2012, respectively, include the aggregate noncontrolling ownership interest in consolidated subsidiaries that is held by third parties and for which the related partnership agreements contain redemption provisions at the holder's election that allow for redemption through cash and/or properties.

The redeemable noncontrolling preferred joint venture interest included the preferred joint venture units (“PJV units”) issued to the Westfield Group (“Westfield”) for the acquisition of certain properties during 2007.  The PJV units were redeemed in September 2013 using availability on the Company's lines of credit. See Note 12 for additional information related to the PJV units.  Activity related to the redeemable noncontrolling preferred joint venture interest represented by the PJV units is as follows:

	Nine Months Ended September 30,
	2013	2012
Beginning Balance	$423,834	$423,834
Net income attributable to redeemable noncontrolling preferred joint venture interest	14,637	15,486
Distributions to redeemable noncontrolling preferred joint venture interest	(19,894)	(15,486)
Reduction to preferred liquidation value of PJV units	(10,000)	—
Redemption of noncontrolling preferred joint venture interest	(408,577)	—
Ending Balance	$—	$423,834
Noncontrolling Interests of the Operating Partnership
Noncontrolling interests include the aggregate noncontrolling ownership interest in the Operating Partnership's consolidated subsidiaries that is held by third parties and for which the related partnership agreements either do not include redemption provisions or are subject to redemption provisions that do not require classification outside of permanent equity. Total noncontrolling interest was $22,000 and $63,496, as of September 30, 2013 and December 31, 2012, respectively.
Noncontrolling Interests of the Company
The noncontrolling interests of the Company include the third party interests discussed above as well as the aggregate noncontrolling partnership interest in the Operating Partnership that is not owned by the Company and for which each of the noncontrolling limited partners has the right to exchange all or a portion of its partnership interests for shares of the Company’s common stock or, at the Company’s election, their cash equivalent. As of September 30, 2013, the Company's total noncontrolling interests of $165,023 consisted of noncontrolling interests in the Operating Partnership and in other consolidated subsidiaries of $143,023 and $22,000, respectively. The Company's total noncontrolling interest at December 31, 2012 of $192,404 consisted of noncontrolling interests in the Operating Partnership and in other consolidated subsidiaries of $128,908 and $63,496, respectively.
Cost Method Investments
The Company owns a 6.2% noncontrolling interest in subsidiaries of Jinsheng, an established mall operating and real estate development company located in Nanjing, China. As of September 30, 2013, Jinsheng owned controlling interests in eight home furnishing shopping malls.
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
Variable Interest Entities
Louisville Outlet Shoppes, LLC
In the second quarter of 2013, the Company entered into a joint venture, Louisville Outlet Shoppes, LLC, with a third party to develop, own and operate The Outlet Shoppes at Louisville located in Simpsonville, KY. Construction began in June 2013 with completion expected in summer 2014. The Company holds a 65% ownership interest in the joint venture. The Company determined that its investment in this joint venture represents an interest in a VIE and that the Company is the primary beneficiary because of its power to direct activities of the joint venture that most significantly impact the joint venture's economic performance as well as the obligation to absorb losses or right to receive benefits from the VIE that could be significant. As a result, the joint venture is presented in the accompanying condensed consolidated financial statements as of September 30, 2013 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest. In August 2013, the joint venture obtained a construction loan for the development of this property. See Note 6 for additional information.
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
Gettysburg Outlet Center Holding LLC
In the second quarter of 2012, the Company entered into a joint venture, Gettysburg Outlet Center Holding LLC, with a third party to develop, own and operate The Outlet Shoppes at Gettysburg. The Company holds a 50% ownership interest in this joint venture. The Company determined that its investment in this joint venture represents an interest in a VIE and that the Company is the primary beneficiary since it has the power to direct activities of the joint venture that most significantly impact the joint venture's economic performance as well as the obligation to absorb losses or right to receive benefits from the VIE that could be significant. As a result, the joint venture is presented in the accompanying condensed consolidated financial statements as of September 30, 2013 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest.
El Paso Outlet Center Holding, LLC
In the second quarter of 2012, the Company entered into a joint venture, El Paso Outlet Center Holding, LLC, with a third party to develop, own and operate The Outlet Shoppes at El Paso. The Company holds a 75% ownership interest in the joint venture. The Company determined that its investment in this joint venture represents an interest in a VIE and that the Company is the primary beneficiary since it has the power to direct the activities of the joint venture that most significantly impact the joint venture's economic performance as well as the obligation to absorb losses or right to receive benefits from the VIE that could be significant. As a result, the joint venture is presented in the accompanying condensed consolidated financial statements as of September 30, 2013 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest.

Note 6 – Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following:

	September 30, 2013		December 31, 2012
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$3,498,825	5.56%	$3,776,245	5.42%
Financing method obligation (3)	18,264	8.00%	18,264	8.00%
Total fixed-rate debt	3,517,089	5.57%	3,794,509	5.43%
Variable-rate debt:
Non-recourse term loans on operating properties	134,119	3.16%	123,875	3.36%
Recourse term loans on operating properties	51,960	1.89%	97,682	1.78%
Construction loans	49,641	2.93%	15,366	2.96%
Unsecured lines of credit	664,908	1.58%	475,626	2.07%
Secured line of credit (4)	—	—%	10,625	2.46%
Unsecured term loans	450,000	1.72%	228,000	1.82%
Total variable-rate debt	1,350,628	1.85%	951,174	2.20%
Total	$4,867,717	4.54%	$4,745,683	4.79%

(1)	Weighted-average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.

(2)
The Company has four interest rate swaps on notional amounts totaling $110,875 as of September 30, 2013 and $113,885 as of December 31, 2012 related to four variable-rate loans on operating properties to effectively fix the interest rate on the respective loans.  Therefore, these amounts are reflected in fixed-rate debt at September 30, 2013 and December 31, 2012.

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
Prior to May 14, 2013, borrowings under the three unsecured lines of credit bore interest at LIBOR plus a spread ranging from 155 to 210 basis points based on the Company’s leverage ratio. The Company also paid annual unused facility fees, on a quarterly basis, at rates of either 0.25% or 0.30% based on any unused commitment of each facility. In May 2013, the Company obtained an investment grade rating from Moody's Investors Service ("Moody's") and, effective May 14, 2013, made a one-time irrevocable election to use its credit rating to determine the interest rate on each facility. Under the credit rating election, each facility now bears interest at LIBOR plus a spread of 100 to 175 basis points. In July 2013, the Company received an Issuer Default Rating ("IDR") of BBB- with a stable outlook and a senior unsecured notes rating of BBB- from Fitch Ratings ("Fitch"). As of September 30, 2013, the Company's interest rate based on its credit ratings from Moody's and Fitch is LIBOR plus 140 basis points. Additionally, the Company pays an annual facility fee that ranges from 0.15% to 0.35% of the total capacity of each facility rather than the unused commitment fees as described above. As of September 30, 2013, the annual facility fee is 0.30%. The three unsecured lines of credit had a weighted-average interest rate of 1.58% at September 30, 2013.

The following summarizes certain information about the Company's unsecured lines of credit as of September 30, 2013:

	Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date
Facility A	$600,000	$509,525	(1)	November 2015	November 2016
First Tennessee	100,000	31,000		February 2016	N/A
Facility B	600,000	124,383	(2)	November 2016	November 2017
	$1,300,000	$664,908
(1) There was an additional $475 outstanding on this facility as of September 30, 2013 for letters of credit. Up to $50,000 of the capacity on this facility can be used for letters of credit.
(2) There was an additional $617 outstanding on this facility as of September 30, 2013 for letters of credit. Up to $50,000 of the capacity on this facility can be used for letters of credit.
Unsecured Term Loans
In July 2013, the Company closed on a five-year $400,000 unsecured term loan. Net proceeds from the term loan were used to reduce outstanding balances on the Company's lines of credit. The loan bears interest at a variable rate of LIBOR plus 150 basis points based on the Company's current credit ratings and has a maturity date of July 2018. At September 30, 2013, the outstanding borrowings of $400,000 had an interest rate of 1.68%.
In the second quarter of 2013, the Company retired a $228,000 unsecured term loan at its maturity date with borrowings from the Company's credit facilities.
In the first quarter of 2013, under the terms of the Company's amended and restated agreement with First Tennessee Bank, NA described above, the Company obtained a $50,000 unsecured term loan that bears interest at LIBOR plus 190 basis points and matures in February 2018. At September 30, 2013, the outstanding borrowings of $50,000 had a weighted-average interest rate of 2.08%.
Covenants and Restrictions
The agreements for the unsecured lines of credit and unsecured term loans contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, minimum unencumbered asset and interest ratios, maximum secured indebtedness and limitations on cash flow distributions.  The Company believes that it was in compliance with all covenants and restrictions at September 30, 2013.
The following presents the Company's compliance with key unsecured debt covenant compliance ratios as of September 30, 2013:

Ratio	Required	Actual
Debt to total asset value	< 60%	52.7%
Ratio of unencumbered asset value to unsecured indebtedness	> 1.60x	2.43x
Ratio of unencumbered NOI to unsecured interest expense	> 1.75x	7.61x
Ratio of EBITDA to fixed charges (debt service)	> 1.50x	2.15x
The agreements for the unsecured credit facilities and unsecured term loans described above contain default provisions customary for transactions of this nature (with applicable customary grace periods). Additionally, any default in the payment of any recourse indebtedness greater than or equal to $50,000 or any non-recourse indebtedness greater than $150,000 (for the Company's ownership share) of the Company, the Operating Partnership or any Subsidiary, as defined, will constitute an event of default under the agreements to the credit facilities. The credit facilities also restrict the Company's ability to enter into any transaction that could result in certain changes in its ownership or structure as described under the heading “Change of Control/Change in Management” in the agreements for the credit facilities. Prior to the Company obtaining an investment grade rating in May 2013, the obligations of the Company under the agreements were unconditionally guaranteed, jointly and severally, by any subsidiary of the Company to the extent such subsidiary was a material subsidiary and was not otherwise an excluded subsidiary, as defined in the agreements. Once the Company obtained an investment grade rating, guarantees by material subsidiaries of the Company were no longer required by the agreements.
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
Mortgages on Operating Properties
In September 2013, the Company used borrowings from its lines of credit to retire a $10,200 recourse construction loan, which was secured by The Forum at Grandview in Madison, MS, at its September 2013 maturity date.
In July 2013, the Company retired a $16,000 recourse construction loan, which was secured by Alamance Crossing West in Burlington, NC with borrowings from its credit facilities. The loan was scheduled to mature in December 2013.
In the second quarter of 2013, the Company closed on a three-year $11,400 non-recourse loan secured by Statesboro Crossing in Statesboro, GA. The loan bears interest at LIBOR plus 180 basis points. The loan matures in June 2016 and has two one-year extension options, which are at the Company's election, for an outside maturity date of June 2018. Proceeds from the loan were used to pay down the Company's credit facilities.
Also during the second quarter of 2013, the Company retired two loans with an aggregate principal balance of $160,150, including an $88,410 loan secured by Mid Rivers Mall in St. Peters, MO and a $71,740 loan secured by South County Center in St. Louis MO, with borrowings from its credit facilities. The Mid Rivers loan was scheduled to mature in May 2021 and bore interest at a fixed rate of 5.88%. The Company recorded an $8,936 loss on extinguishment of debt related to the Mid Rivers loan, which consisted of an $8,708 prepayment fee and $228 of unamortized debt issuance costs. In connection with the prepayment of the South County Center loan, which was scheduled to mature in October 2013, the Company recorded a loss on extinguishment of debt of $172 from the write-off of an unamortized discount.
In the first quarter of 2013, the Company retired two loans with an aggregate balance of $77,099, including a $13,460 loan secured by Statesboro Crossing in Statesboro, GA and a $63,639 loan secured by Westmoreland Mall in Greensburg, PA, with borrowings from the Company's credit facilities. Both loans were scheduled to mature in the first quarter of 2013.
The lender of the non-recourse mortgage loan secured by Columbia Place in Columbia, SC notified the Company in the first quarter of 2012 that the loan had been placed in default. Columbia Place generates insufficient income levels to cover the debt service on the mortgage, which had a balance of $27,265 at September 30, 2013 and a contractual maturity date of September 2013. The lender on the loan receives the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments. The servicer for the loan secured by Columbia Place is proceeding with foreclosure which the Company anticipates will occur by the first quarter of 2014.
In August 2013, the lender of the non-recourse mortgage loan secured by Citadel Mall in Charleston, SC sent a formal notice of default and initiated foreclosure proceedings. A foreclosure sale is scheduled to occur in January 2014. Citadel Mall generates insufficient income levels to cover the debt service on the mortgage, which had a balance of $68,282 at September 30, 2013 and a contractual maturity date of April 2017. In the second quarter of 2013, the lender on the loan began receiving the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments.
See Note 16 for an operating property loan obtained subsequent to September 30, 2013 which replaced an existing construction loan.
Construction Loans
In August 2013, Louisville Outlet Shoppes, LLC obtained a construction loan for the development of The Outlet Shoppes at Louisville that allows for borrowings up to $60,200 and bears interest at LIBOR plus 200 basis points. The loan matures in August 2016 and has two one-year extension options, which are at the joint venture's election, for an outside maturity date of August 2018. The Company has guaranteed 100% of the loan. There were no amounts outstanding under this construction loan at September 30, 2013.
Subsequent to September 30, 2013, a construction loan was repaid. See Note 16 for additional information.

Scheduled Principal Payments
As of September 30, 2013, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, including construction loans and lines of credit, are as follows:

2013	$45,898
2014	219,148
2015	1,108,496
2016	943,779
2017	550,777
Thereafter	1,988,573
4,856,671
Net unamortized premiums	11,046
$4,867,717
Of the $45,898 of scheduled principal payments in 2013, $18,633 represents scheduled principal amortization and $27,265 relates to the principal balance of one operating property loan secured by Columbia Place with a maturity date of September 2013. The servicer for the loan secured by Columbia Place is proceeding with foreclosure which the Company anticipates will occur by the first quarter of 2014.
The Company’s mortgage and other indebtedness had a weighted-average maturity of 4.0 years as of September 30, 2013 and 4.9 years as of December 31, 2012.
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
As of September 30, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount Outstanding
Interest Rate Cap	1	$122,750
Interest Rate Swaps	4	$110,875

Instrument Type	Location in Condensed Consolidated Balance Sheet	Notional Amount Outstanding	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 9/30/2013	Fair Value at 12/31/12	Maturity Date
Cap	Intangible lease assets and other assets	$122,750 (amortizing to $122,375)	3-month LIBOR	5.000%	$—	$—	Jan 2014

Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$53,599 (amortizing to $48,337)	1-month LIBOR	2.149%	$(2,111)	$(2,775)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$33,559 (amortizing to $30,276)	1-month LIBOR	2.187%	(1,351)	(1,776)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$12,546 (amortizing to $11,313)	1-month LIBOR	2.142%	(492)	(647)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$11,171 (amortizing to $10,083)	1-month LIBOR	2.236%	(463)	(607)	Apr 2016
					$(4,417)	$(5,805)

	Gain (Loss) Recognized in OCI/L (Effective Portion)		Location of Losses Reclassified from AOCI into Earnings (Effective Portion)	Loss Recognized in Earnings (Effective Portion)		Location of Gain Recognized in Earnings (Ineffective Portion)	Gain Recognized in Earnings (Ineffective Portion)
Hedging Instrument	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2013	2012		2013	2012		2013	2012
Interest rate contracts	$117	$(234)	Interest Expense	$(568)	$(567)	Interest Expense	$—	$—

	Gain (Loss) Recognized in OCI/L (Effective Portion)		Location of Losses Reclassified from AOCI into Earnings(Effective Portion)	Loss Recognized in Earnings (Effective Portion)		Location of Gain Recognized in Earnings (Ineffective Portion)	Gain Recognized in Earnings (Ineffective Portion)
Hedging Instrument	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2013	2012		2013	2012		2013	2012
Interest rate contracts	$1,398	$(715)	Interest Expense	$(1,687)	$(1,696)	Interest Expense	$—	$—

As of September 30, 2013, the Company expects to reclassify approximately $2,149 of losses currently reported in AOCI to interest expense within the next twelve months due to amortization of its outstanding interest rate contracts.  Fluctuations in fair values of these derivatives between September 30, 2013 and the respective dates of termination will vary the projected reclassification amount.

Note 7 – Comprehensive Income
Accumulated Other Comprehensive Income of the Company
Comprehensive income of the Company includes all changes in redeemable noncontrolling interests and total equity during the period, except those resulting from investments by shareholders and partners, distributions to shareholders and partners and redemption valuation adjustments. OCI/L includes changes in unrealized gains (losses) on available-for-sale securities and interest rate hedge agreements.

The changes in the components of AOCI for the three months ended September 30, 2013 are as follows:

	Redeemable Noncontrolling Interests		The Company		Noncontrolling Interests
	Unrealized Gains (Losses)
	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Total
Beginning balance, July 1, 2013	$372	$364	$(2,974)	$10,829	$(3,596)	$2,447	$7,442
OCI before reclassifications	12	(26)	1,973	(2,794)	233	(462)	(1,064)
Amounts reclassified from AOCI	—	—	(568)	—	—	—	(568)
Net current quarterly period OCI	12	(26)	1,405	(2,794)	233	(462)	(1,632)
Ending balance, September 30, 2013	$384	$338	$(1,569)	$8,035	$(3,363)	$1,985	$5,810

Reclassifications out of AOCI for the three months ended September 30, 2013 are as follows:

	Amount Reclassified from AOCI	Location in Condensed Consolidated Statement of Operations
Reclassification on cash flow hedges - interest rate contracts	$568	Interest Expense

The changes in the components of AOCI for the nine months ended September 30, 2013 are as follows:

	Redeemable Noncontrolling Interests		The Company		Noncontrolling Interests
	Unrealized Gains (Losses)
	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Total
Beginning balance, January 1, 2013	$373	$353	$(2,756)	$9,742	$(3,563)	$2,263	$6,412
OCI before reclassifications	11	(15)	2,874	(1,707)	200	(278)	1,085
Amounts reclassified from AOCI	—	—	(1,687)	—		—	(1,687)
Net year-to-date period OCI	11	(15)	1,187	(1,707)	200	(278)	(602)
Ending balance, September 30, 2013	$384	$338	$(1,569)	$8,035	$(3,363)	$1,985	$5,810

Reclassifications out of AOCI for the nine months ended September 30, 2013 are as follows:

	Amount Reclassified from AOCI	Location in Condensed Consolidated Statement of Operations
Reclassification on cash flow hedges - interest rate contracts	$1,687	Interest Expense

Accumulated Other Comprehensive Income of the Operating Partnership
Comprehensive income of the Operating Partnership includes all changes in redeemable common units and partners' capital during the period, except those resulting from investments by unitholders, distributions to unitholders and redemption valuation adjustments. OCI/L includes changes in unrealized gains (losses) on available-for-sale securities and interest rate hedge agreements.

The changes in the components of AOCI for the three months ended September 30, 2013 are as follows:

	Redeemable Common Units		Partners' Capital
	Unrealized Gains (Losses)
	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Total
Beginning balance, July 1, 2013	$372	$365	$(6,570)	$13,275	$7,442
OCI before reclassifications	12	(26)	2,206	(3,256)	(1,064)
Amounts reclassified from AOCI	—	—	(568)	—	(568)
Net current quarterly period OCI	12	(26)	1,638	(3,256)	(1,632)
Ending balance, September 30, 2013	$384	$339	$(4,932)	$10,019	$5,810

Reclassifications out of AOCI for the three months ended September 30, 2013 are as follows:

	Amount Reclassified from AOCI	Location in Condensed Consolidated Statement of Operations
Reclassification on cash flow hedges - interest rate contracts	$568	Interest Expense

The changes in the components of AOCI for the nine months ended September 30, 2013 are as follows:

	Redeemable Common Units		Partners' Capital
	Unrealized Gains (Losses)
	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Total
Beginning balance, January 1, 2013	$373	$354	$(6,319)	$12,004	$6,412
OCI before reclassifications	11	(15)	3,074	(1,985)	1,085
Amounts reclassified from AOCI	—	—	(1,687)	—	(1,687)
Net year-to-date period OCI	11	(15)	1,387	(1,985)	(602)
Ending balance, September 30, 2013	$384	$339	$(4,932)	$10,019	$5,810

Reclassifications out of AOCI for the nine months ended September 30, 2013 are as follows:

	Amount Reclassified from AOCI	Location in Condensed Consolidated Statement of Operations
Reclassification on cash flow hedges - interest rate contracts	$1,687	Interest Expense

Note 8 – Mortgage and Other Notes Receivable
Each of the Company’s mortgage notes receivable is collateralized by either a first mortgage, a second mortgage, or by an assignment of 100% of the partnership interests that own the real estate assets.  Other notes receivable include amounts due from tenants or government-sponsored districts and unsecured notes received from third parties as whole or partial consideration for property or investments.  Interest rates on mortgage and other notes receivable ranged from 2.68% to 10.0%, with a weighted-average interest rate of 6.97% and 7.33% at September 30, 2013 and December 31, 2012, respectively. Maturities of these notes receivable range from May 2014 to January 2047.
In the second quarter of 2013, Mortgage Holdings, LLC, a subsidiary of the Company, entered into a $2,700 loan agreement with an affiliate of Horizon Group Properties, Inc. ("Horizon"), the Company's noncontrolling interest partner in The Outlet Shoppes at Atlanta. The note receivable bears interest of 7.0% through its maturity date in May 2015 and is secured by Horizon's interest in The Outlet Shoppes at Atlanta.
In the first quarter of 2013, Woodstock GA Investments, LLC, a joint venture in which the Company owns a 75.0% interest, received $3,525 of the balance on its $6,581 note receivable with an entity that owns an interest in land in Woodstock, GA, adjacent to the site of The Outlet Shoppes at Atlanta.
The Company believes that its mortgage and other notes receivable balance of $24,976 was fully collectible as of September 30, 2013.
Subsequent to September 30, 2013, the Company sold a parcel of land to a third party development company and received a promissory note in conjunction with the sale. See Note 16 for additional information.

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

Three Months Ended September 30, 2013	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$235,599	$9,930	$5,460	$6,560	$257,549
Property operating expenses (2)	(77,556)	(2,519)	(1,034)	6,740	(74,369)
Interest expense	(52,477)	(2,032)	(614)	(1,218)	(56,341)
Other expense	—	—	—	(6,371)	(6,371)
Gain (loss) on sales of real estate assets	(3)	—	59	2	58
Segment profit	$105,563	$5,379	$3,871	$5,713	120,526
Depreciation and amortization expense					(68,941)
General and administrative expense					(10,160)
Interest and other income					8,809
Equity in earnings of unconsolidated affiliates					2,270
Income tax provision					(271)
Income from continuing operations					$52,233
Capital expenditures (3)	$52,963	$2,155	$2,438	$23,483	$81,039

Three Months Ended September 30, 2012	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$222,658	$10,102	$3,313	$13,113	$249,186
Property operating expenses (2)	(71,441)	(2,516)	(898)	4,025	(70,830)
Interest expense	(55,211)	(2,075)	(737)	(3,745)	(61,768)
Other expense	—	—	—	(5,871)	(5,871)
Gain on sales of real estate assets	1,132	202	36	289	1,659
Segment profit	$97,138	$5,713	$1,714	$7,811	112,376
Depreciation and amortization expense					(63,994)
General and administrative expense					(10,171)
Interest and other income					822
Gain on extinguishment of debt					178
Loss on impairment of real estate					(3,912)
Equity in earnings of unconsolidated affiliates					2,062
Income tax provision					(1,195)
Income from continuing operations					$36,166
Capital expenditures (3)	$39,118	$1,103	$1,772	$36,735	$78,728

Nine Months Ended September 30, 2013	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$706,555	$31,437	$13,345	$20,278	$771,615
Property operating expenses (2)	(231,302)	(7,701)	(2,451)	23,065	(218,389)
Interest expense	(160,603)	(6,125)	(1,735)	(4,911)	(173,374)
Other expense	—	—	—	(21,217)	(21,217)
Gain on sales of real estate assets	345	—	59	654	1,058
Segment profit	$314,995	$17,611	$9,218	$17,869	359,693
Depreciation and amortization expense					(206,115)
General and administrative expense					(36,459)
Interest and other income					10,197
Loss on extinguishment of debt					(9,108)
Equity in earnings of unconsolidated affiliates					7,618
Loss on impairment					(21,038)
Gain on investment					2,400
Income tax provision					(854)
Income from continuing operations					$106,334
Total assets	$6,198,268	$277,195	$235,647	$155,555	$6,866,665
Capital expenditures (3)	$155,130	$9,621	$5,036	$107,859	$277,646

Nine Months Ended September 30, 2012	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$657,146	$29,839	$9,539	$36,071	$732,595
Property operating expenses (2)	(213,219)	(7,364)	(2,487)	14,056	(209,014)
Interest expense	(160,853)	(6,383)	(2,257)	(12,100)	(181,593)
Other expense	—	—	—	(19,188)	(19,188)
Gain on sales of real estate assets	1,132	202	133	286	1,753
Segment profit	$284,206	$16,294	$4,928	$19,125	324,553
Depreciation and amortization expense					(188,606)
General and administrative expense					(35,964)
Interest and other income					3,192
Gain on extinguishment of debt					178
Loss on impairment of real estate					(3,912)
Equity in earnings of unconsolidated affiliates					5,401
Income tax provision					(1,234)
Income from continuing operations					$103,608
Total assets	$6,226,745	$303,534	$240,724	$119,313	$6,890,316
Capital expenditures (3)	$160,390	$4,583	$12,478	$55,321	$232,772
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

Note 10 – Equity and Capital
At-The-Market Equity Program
On March 1, 2013, the Company entered into separate controlled equity offering sales agreements (collectively, the "Sales Agreements") with a number of sales agents to sell shares of the Company's common stock, having an aggregate offering price of up to $300,000, from time to time in "at-the-market" equity offerings (as defined in Rule 415 of the Securities Act of 1933, as amended) or in negotiated transactions (the "ATM program"). In accordance with the Sales Agreements, the Company will set the parameters for the sales of shares, including the number of shares to be issued, the time period during which sales are to be made and any minimum price below which sales may not be made. The Sales Agreements provide that the sales agents will be entitled to compensation for their services at a mutually agreed commission rate not to exceed 2.0% of the gross proceeds from the sales of shares sold through the ATM program. For each share of common stock issued by the Company, the Operating Partnership issues a corresponding number of common units of limited partnership interest to the Company in exchange for the contribution of the proceeds from the stock issuance. The Company includes only share issuances that have settled in the calculation of shares outstanding at the end of each period. The following table summarizes issuances of common stock sold through the ATM program since inception through September 30, 2013:

	Number of Shares Settled	Gross Proceeds	Net Proceeds	Weighted-average Sales Price
2013:
First quarter	1,889,105	$44,459	$43,904	$23.53
Second quarter	6,530,193	167,034	165,692	25.58
Third quarter	—	—	—	—
Total	8,419,298	$211,493	$209,596	$25.12
The proceeds from these sales were used to reduce the balances on the Company's lines of credit. Since the commencement of the ATM program, the Company has issued 8,419,298 shares of common stock and approximately $88,507 remains available that may be sold under this program. Actual future sales will depend on a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company has no obligation to sell the remaining shares available under the ATM program.
Note 11 – Earnings Per Share and Earnings per Unit
Earnings per Share of the Company
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
The following summarizes the impact of potential dilutive common shares on the denominator used to compute EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Denominator – basic	169,906	158,689	166,048	152,721
Stock options	—	—	—	2
Deemed shares related to deferred compensation arrangements	—	42	—	42
Denominator – diluted	169,906	158,731	166,048	152,765
There were no outstanding stock options in 2013. There were no anti-dilutive shares related to stock options for the three and nine month periods ended September 30, 2012.

Earnings per Unit of the Operating Partnership
Basic earnings per unit (“EPU”) is computed by dividing net income attributable to common unitholders by the weighted-average number of common units outstanding for the period. Diluted EPU assumes the issuance of common units for all potential dilutive common units outstanding.
The following summarizes the impact of potential dilutive common units on the denominator used to compute EPU:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Denominator – basic	199,451	190,195	195,594	190,182
Stock options	—	—	—	2
Deemed units related to deferred compensation arrangements	—	41	—	42
Denominator – diluted	199,451	190,236	195,594	190,226
There were no outstanding stock options in 2013. There were no anti-dilutive units related to stock options for the three and nine month periods ended September 30, 2012.

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
On March 11, 2010, The Promenade D'Iberville, LLC (“TPD”), a subsidiary of the Company, filed a lawsuit in the Circuit Court of Harrison County, Mississippi (the "Mississippi Case"), against M. Hanna Construction Co., Inc. (“M Hanna”), Gallet & Associates, Inc., LA Ash, Inc., EMJ Corporation (“EMJ”) and JEA (f/k/a Jacksonville Electric Authority), seeking damages for alleged property damage and related damages occurring at a shopping center development in D'Iberville, Mississippi. EMJ filed an answer and counterclaim denying liability and seeking to recover from TPD the retainage of approximately $327 allegedly owed under the construction contract. Kohl's Department Stores, Inc. (“Kohl's”) was granted permission to intervene in the Mississippi Case and, on April 13, 2011, filed a cross-claim against TPD alleging that TPD is liable to Kohl's for unspecified damages resulting from the actions of the defendants and for the failure to perform the obligations of TPD under a Site Development Agreement with Kohl's. Kohl's also made a claim against the Company based on the Company's guarantee of the performance of TPD under the Site Development Agreement. Although, based on information currently available, the Company believes the likelihood of an unfavorable outcome related to the claims made by EMJ and Kohl's against the Company in connection with the Mississippi case is remote, the Company is providing disclosure of this litigation due to the related party relationship between the Company and EMJ described below. In August 2013, TPD received a partial settlement of $8,240 from certain of the defendants in the Mississippi Case described above. Litigation continues with other defendants in the matter.
TPD also has filed claims under several insurance policies in connection with this matter, and there are three pending lawsuits relating to insurance coverage. On October 8, 2010, First Mercury Insurance Company (“First Mercury”) filed an action in the United States District Court for the Eastern District of Texas against M Hanna and TPD seeking a declaratory judgment concerning coverage under a liability insurance policy issued by First Mercury to M Hanna. That case was dismissed for lack of federal jurisdiction and refiled in Texas state court. On June 13, 2011, TPD filed an action in the Chancery Court of Hamilton County, Tennessee (the "Tennessee Case") against National Union Fire Insurance Company of Pittsburgh, PA (“National Union”) and EMJ seeking a declaratory judgment regarding coverage under a liability insurance policy issued by National Union to EMJ and recovery of damages arising out of National Union's breach of its obligations. In March 2012, Zurich American and Zurich American of Illinois, which also have issued liability insurance policies to EMJ, intervened in the Tennessee Case and the case was set for trial on October 29, 2013 but, currently, the trial date has been extended while the parties attempt to mediate the case. On February 14, 2012, TPD filed claims in the United States District Court for the Southern District of Mississippi against Factory Mutual Insurance Company and Federal Insurance Company seeking a declaratory judgment concerning coverage under certain builders risk and property insurance policies issued by those respective insurers to the Company.
Certain executive officers of the Company and members of the immediate family of Charles B. Lebovitz, Chairman of the Board of the Company, collectively have a significant non-controlling interest in EMJ, a major national construction company that the Company engaged to build a substantial number of the Company's properties. EMJ is one of the defendants in the Mississippi Case and in the Tennessee Case described above.
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
Other Contingencies
In September 2013, the Company redeemed all outstanding perpetual PJV units of its joint venture, CW Joint Venture, LLC ("CWJV") with Westfield using borrowings from the Company's lines of credit. The PJV units, originally issued in 2007 as part of the acquisition of four malls in St. Louis, MO by CWJV, were redeemed for $412,986, which consisted of $408,577 for the PJV units and $4,409 for accrued and unpaid preferred returns. In accordance with the joint venture agreement, the redemption amount represented a $10,000 reduction to the preferred liquidation value of the PJV units of $418,577. The $10,000 reduction has been recorded as an increase in additional paid-in capital of the Company and as an increase to partners' capital of the Operating Partnership.
Prior to the September 2013 redemption, the terms of the joint venture agreement required that CWJV pay an annual preferred distribution at a rate of 5.0% on the preferred liquidation value of the PJV units of CWJV that were held by Westfield.  Westfield had the right to have all or a portion of the PJV units redeemed by CWJV with either cash or property owned by CWJV, in each case for a net equity amount equal to the preferred liquidation value of the PJV units. At any time after January 1, 2013, Westfield could propose that CWJV acquire certain qualifying property that would be used to redeem the PJV units at their preferred liquidation value. If CWJV did not redeem the PJV units with such qualifying property, then the annual preferred distribution rate on the PJV units would increase to 9.0% beginning July 1, 2013.  The Company had the right, but not the obligation, to offer to redeem the PJV units from January 31, 2013 through January 31, 2015 at their preferred liquidation value, plus accrued and unpaid distributions. The Company amended the joint venture agreement with Westfield in September 2012 to provide that, if the Company exercised its right to offer to redeem the PJV units on or before August 1, 2013, then the preferred liquidation value would be reduced by $10,000 so long as Westfield did not reject the offer and the redemption closed on or before September 30, 2013.
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
 The Company owned a parcel of land in Lee’s Summit, MO that it ground leased to a third party development company.  The third party developed and operates a shopping center on the land parcel.  The Company guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount, representing 27% of capacity, is approximately $14,931. The total amount outstanding at September 30, 2013 on the loans was $49,817 of which the Company had guaranteed $13,451. The Company included an obligation of $192 as of September 30, 2013 and December 31, 2012 in the accompanying condensed consolidated balance sheets to reflect the estimated fair value of the guaranty. In the third quarter of 2013, the loan was extended to October 2013. Subsequent to September 30, 2013, the Company was released from its guarantee upon the sale of the land parcel to the third party and the termination of the related ground lease.
The Company has guaranteed 100% of the construction and land loans of West Melbourne I, LLC (“West Melbourne”), an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $43,575.  West Melbourne developed and operates Hammock Landing, a community center in West Melbourne, FL. The total amount outstanding on the loans at September 30, 2013 was $43,575. The guaranty will expire upon repayment of the debt.  The land loan, and the construction loan, representing $2,675 and $40,900, respectively, of the amount outstanding at September 30, 2013, mature in November 2013.  The construction loan has a one-year extension option available. The Company included an obligation of $478 in the accompanying condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012 to reflect the estimated fair value of this guaranty.
 The Company has guaranteed 100% of the construction loan of Port Orange I, LLC ("Port Orange"), an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $62,514.  Port Orange developed and operates The Pavilion at Port Orange, a community center in Port Orange, FL.  The total amount outstanding at September 30, 2013 on the loan was $62,514. The guaranty will expire upon repayment of the debt.  The loan matures in March 2014 and has a one-year extension option available. The Company included an obligation of $961 in the accompanying condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012 to reflect the estimated fair value of this guaranty.
 The Company has guaranteed the lease performance of York Town Center, LP ("YTC"), an unconsolidated affiliate in which the Company owns a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $17,200 as of September 30, 2013.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not include an obligation for this guaranty because it determined that the fair value of the guaranty was not material as of September 30, 2013 and December 31, 2012.
The Company has guaranteed 100% of a term loan for JG Gulf Coast Town Center LLC ("Gulf Coast"), an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $6,395. The loan is for the third phase expansion of Gulf Coast Town Center, a shopping center located in Ft. Myers, FL. The total amount outstanding at September 30, 2013 on the loan was $6,395. The guaranty will expire upon repayment of the debt. The loan matures in July 2015. The Company did not include an obligation for this guaranty because it determined that the fair value of the guaranty was not material as of September 30, 2013 and December 31, 2012.
In March 2013, the Company guaranteed 100% of a construction loan for Fremaux, an unconsolidated affiliate in which the Company owns a 65% interest, of which the maximum guaranteed amount is $46,000. The loan is for the development of Fremaux Town Center, a community center located in Slidell, LA. The total amount outstanding at September 30, 2013 on the loan was $11,364. The guaranty will expire upon repayment of the debt. The loan matures in March 2016 and has two one-year extension options for an outside maturity date of March 2018. The Company received a 1% fee for this guaranty when the loan was issued in March 2013 and has included an obligation of $460 in the accompanying condensed consolidated balance sheet as of September 30, 2013 to reflect the estimated fair value of this guaranty.
See Note 16 for subsequent events which reduced the guarantees on West Melbourne and Port Orange, extended the construction and land loans for West Melbourne, and removed the Lee's Summit guarantee.
Performance Bonds
 The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $23,501 and $29,211 at September 30, 2013 and December 31, 2012, respectively.
Note 13 – Share-Based Compensation
As of September 30, 2013, there were two share-based compensation plans under which the Company has outstanding awards, the 2012 Plan and the 1993 Plan, as defined below. The Company can elect to make new awards under one of these plans, the CBL & Associates Properties, Inc. 2012 Stock Incentive Plan ("the 2012 Plan"), which was approved by the Company's shareholders in May 2012. The 2012 Plan permits the Company to issue stock options and common stock to selected officers, employees and non-employee directors of the Company up to a total of 10,400,000 shares. The Company did not issue any new awards under the CBL & Associates Properties, Inc. Second Amended and Restated Stock Incentive Plan ("the 1993 Plan"), which was approved by the Company's shareholders in May 2003, between the adoption of the 2012 Plan to replace the 1993 Plan in May 2012 and the termination of the 1993 Plan (as to new awards) on May 5, 2013. As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expense associated with the Company's share-based compensation plans.
Share-based compensation expense was $418 and $467 for the three months ended September 30, 2013 and 2012, respectively, and $2,296 and $1,974 for the nine months ended September 30, 2013 and 2012, respectively. Share-based compensation cost capitalized as part of real estate assets was $54 and $45 for the three months ended September 30, 2013 and 2012, respectively, and $159 and $96 for the nine months ended September 30, 2013 and 2012, respectively.
A summary of the status of the Company’s stock awards as of September 30, 2013, and changes during the nine months ended September 30, 2013, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2013	346,860	$17.06
Granted	210,650	$21.91
Vested	(209,270)	$18.41
Forfeited	(9,870)	$18.32
Nonvested at September 30, 2013	338,370	$19.20
As of September 30, 2013, there was $5,468 of total unrecognized compensation cost related to nonvested stock awards granted under the plans, which is expected to be recognized over a weighted-average period of 3.7 years.

Note 14 – Noncash Investing and Financing Activities
The Company’s noncash investing and financing activities were as follows for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
Accrued dividends and distributions payable	$47,546	$43,547
Additions to real estate assets accrued but not yet paid	30,517	24,300
Trade-in allowance - aircraft	2,800	—
Debt assumed to acquire real estate assets, including premiums	—	177,296
Additions to real estate assets from conversion of notes receivable	—	4,522

Note 15 – Income Taxes
 The Company is qualified as a REIT under the provisions of the Internal Revenue Code. To maintain qualification as a REIT, the Company is required to distribute at least 90% of its taxable income to shareholders and meet certain other requirements.
 As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State tax expense was $674 and $901 during the three months ended September 30, 2013 and 2012, respectively and $2,680 and $2,330 during the nine months ended September 30, 2013 and 2012, respectively.
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
The Company recorded an income tax provision of $271 and $1,195 for the three months ended September 30, 2013 and 2012, respectively. The income tax provision in 2013 consisted of a current tax provision of $428 and deferred tax benefit of $157.  The income tax provision in 2012 consisted of a current tax benefit of $171 and a deferred tax provision of $1,366.

The Company recorded an income tax provision of $854 and $1,234 for the nine months ended September 30, 2013 and 2012, respectively. The income tax provision in 2013 consisted of a current tax benefit of $812 and deferred tax provision of $1,666. The income tax provision in 2012 consisted of a current tax benefit of $2,447 and deferred tax provision of $3,681.
The Company had a net deferred tax asset of $5,753 and $6,607 at September 30, 2013 and December 31, 2012, respectively. The net deferred tax asset at September 30, 2013 and December 31, 2012 is included in intangible lease assets and other assets and primarily consisted of operating expense accruals and differences between book and tax depreciation.
 The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its condensed consolidated statements of operations.  In addition, any interest incurred on tax assessments is reported as interest expense.  The Company reported nominal interest and penalty amounts for the nine month periods ended September 30, 2013 and 2012, respectively.
Note 16 – Subsequent Events
As noted in Note 12, the Company owned a parcel of land in Lee's Summit, MO that it ground leased to a third party development company that developed and operates a shopping center on the land parcel.  The Company had guaranteed 27% of the third party’s loans of which the maximum guaranteed amount, representing 27% of capacity, was approximately $14,931. In November 2013, the Company sold the land parcel to the third party development company for $22,430. The Company received $15,000 in cash and a promissory note of $7,430 from the third party development company's parent. The note receivable bears interest of 5% and fully amortizes through its maturity date in November 2023. In conjunction with the land sale, the Company's ground lease with the third party development company terminated and the Company was released from its 27% guaranty.
In November 2013, the construction and land loans on West Melbourne were extended to December 2013.
In October 2013, the guarantees of the debt encumbering West Melbourne and Port Orange were each reduced from 100% to 25%.
In October 2013, Atlanta Outlet Shoppes, LLC closed on an $80,000 ten-year non-recourse mortgage loan secured by The Outlet Shoppes at Atlanta. The loan bears interest at a fixed rate of 4.9%. Proceeds from the loan were used to repay a $53,080 recourse construction loan. The construction loan had a principal balance of $49,641 as of September 30, 2013. The Company's share of the remaining excess proceeds were used to reduce outstanding balances on the Company's credit facilities.
The Company has evaluated subsequent events through the date of issuance of these financial statements.

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes that are included in this Form 10-Q.  Capitalized terms used, but not defined, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have the same meanings as defined in the notes to the condensed consolidated financial statements. In this discussion, the terms “we,” “us” and “our” refer to the Company or the Company and the Operating Partnership collectively, as the text requires.
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
Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained.  It is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties.  In addition to the risk factors described in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2012 and Part II, Item 1A. of this report, such known risks and uncertainties include, without limitation:

•	general industry, economic and business conditions;

•	interest rate fluctuations;

•	costs and availability of capital and capital requirements;

•	costs and availability of real estate;

•	inability to consummate acquisition opportunities and other risks associated with acquisitions;

•	competition from other companies and retail formats;

•	changes in retail rental rates in our markets;

•	shifts in customer demands;

•	tenant bankruptcies or store closings;

•	changes in vacancy rates at our properties;

•	changes in operating expenses;

•	changes in applicable laws, rules and regulations;

•	changes in our credit ratings; and

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
As of September 30, 2013, we owned controlling interests in 75 regional malls/open-air and outlet centers (including one mixed-use center), 25 associated centers (each located adjacent to a regional mall), seven community centers and eight office buildings, including our corporate office building. We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a VIE. As of September 30, 2013, we owned noncontrolling interests in nine regional malls/open-air centers, four associated centers, four community centers and five office buildings. Because one or more of the other partners have substantive participating rights, we do not control these partnerships and joint ventures and, accordingly, account for these investments using the equity method.  We had controlling interests in one outlet center development, three mall expansions and two mall redevelopments at September 30, 2013. We also had a noncontrolling interest in one community center development at September 30, 2013. We also hold options to acquire certain development properties owned by third parties.
We continue to progress in strengthening our balance sheet and expanding our financing options. We obtained an IDR of BBB- with a stable outlook and a senior unsecured notes rating of BBB- with a stable outlook from Fitch in July 2013. In May 2013, we received a BBB- rating with a stable outlook from Moody's. The investment grade ratings from Moody's and Fitch allow us broader access to the public debt markets. Additionally, we closed on a five-year $400.0 million unsecured term loan in July 2013. Net proceeds from the term loan were used to reduce outstanding balances on our lines of credit. The loan bears interest at a variable rate of LIBOR plus 150 basis points based on our current credit ratings and has a maturity date of July 2018.
In September 2013, we redeemed all outstanding perpetual PJV units of our CWJV joint venture with Westfield using availability on our lines of credit. The PJV units, originally issued in 2007 as part of the acquisition of four malls in St. Louis, MO by CWJV, were redeemed for $413.0 million, which consisted of $408.6 million for the PJV units and $4.4 million for accrued and unpaid preferred return. The redemption amount reflected a $10.0 million reduction in the preferred liquidation value of the PJV units in accordance with the joint venture agreement.
As part of our strategy to enhance the productivity of the portfolio by disposing of lower sales productivity assets, we sold three malls and three associated centers for a gross sales price of $176.0 million in August 2013. Since 2011, we have reduced the number of malls in our core portfolio with sales of less than $250 per square foot from 12 to three. In conjunction with the divestiture of mature and non-core properties, we have also focused on upgrading and improving our tenant mix.
We continually review the performance and trends of existing tenants including our department stores. For example, JCPenney’s negative sales performance for the past two years has raised concerns in the market and we have reviewed their store base in our portfolio to develop alternative plans that would bring exciting new retail options to our malls. Of the 71 JCPenney stores at our malls, 38 of the stores are owned by JCPenney and 33 are leased. Cumulatively, this retailer accounts for only 1.5% of our total annual revenues. While the recent news for JCPenney has been positive, should we have the opportunity to recapture some of their stores, we have multiple options to utilize these spaces including replacing with new anchors, redevelopment into additional boxes and restaurants, adding small shops or creating outparcels. As an example, our plans for redevelopment of the two Sears buildings we recently purchased include newly created mall shop space for a mix of fashion retailers, restaurants and junior anchors.
Proceeds from our ATM program, asset sales and availability on our lines of credit allow us the flexibility to pursue a variety of development projects, make strategic acquisitions and reinvest in our properties. Highlights of third quarter 2013 results include double-digit leasing spreads and increases in occupancy. For the third quarter of 2013, leasing spreads were up 12.8% for both stabilized malls and our overall portfolio. Portfolio occupancy also increased 80 basis points to 93.8% from 93.0% as compared to the prior-year period.

RESULTS OF OPERATIONS
Properties that were in operation for the entire year during 2012 and the nine months ended September 30, 2013 are referred to as the “Comparable Properties.”  Since January 1, 2012, we have opened one outlet center and two community center developments and acquired two outlet centers and two malls as follows:

Property	Location	Date Opened/Acquired
New Developments:
Waynesville Commons	Waynesville, NC	October 2012
The Crossings at Marshalls Creek	Middle Smithfield, PA	June 2013
The Outlet Shoppes at Atlanta (1)	Woodstock, GA	July 2013

Acquisitions:
The Outlet Shoppes at El Paso (1)	El Paso, TX	April 2012
The Outlet Shoppes at Gettysburg (2)	Gettysburg, PA	April 2012
Dakota Square Mall	Minot, ND	May 2012
Kirkwood Mall (3)	Bismarck, ND	December 2012

(1)	The Outlet Shoppes at Atlanta and The Outlet Shoppes at El Paso are 75/25 joint ventures and are included in the accompanying condensed consolidated statements of operations on a consolidated basis.
(2)	The Outlet Shoppes at Gettysburg is a 50/50 joint venture and is included in the accompanying condensed consolidated statements of operations on a consolidated basis.
(3)
We acquired a 49.0% interest in Kirkwood Mall in December 2012 and acquired the remaining 51.0% interest in April 2013. This property has been included on a consolidated basis in the accompanying condensed consolidated statements of operations since December 2012.

The properties listed above are included in our operations on a consolidated basis and are collectively referred to as the “New Properties.” In addition to the above properties, in December 2012, we purchased the remaining 40.0% noncontrolling interests in Imperial Valley Mall L.P. and Imperial Valley Peripheral L.P., collectively referred to as the "IV Property," from our joint venture partner. The results of operations of the IV Property, previously accounted for using the equity method of accounting, are included in our operations on a consolidated basis beginning December 2012. The transactions related to the New Properties and the IV Property impact the comparison of the results of operations for the three and nine months ended September 30, 2013 to the results of operations for the three and nine months ended September 30, 2012.
Comparison of the Three Months Ended September 30, 2013 to the Three Months Ended September 30, 2012
Revenues
Total revenues increased $8.4 million for the three months ended September 30, 2013 compared to the prior-year period.  Rental revenues and tenant reimbursements increased by $6.8 million due to increases of $6.5 million related to the New Properties and $3.2 million attributable to the IV Property, partially offset by a decrease of $2.9 million related to the Comparable Properties. The decrease in revenues of the Comparable Properties is primarily attributable to lower percentage rent revenues due to lower sales during the nine months ended September 30, 2013 as compared to the prior-year period and decreases in real estate tax reimbursements as a result of the timing of adjustments to reflect actual billings and current estimates.
Our cost recovery ratio for the quarter ended September 30, 2013 was 94.9% compared with 99.3% for the prior-year period primarily due to lower real estate tax reimbursements.
Other revenues increased $1.6 million primarily due to $0.9 million received as a claims settlement for lost business as a result of the Deepwater Horizon oil spill as well as an increase of $0.4 million in revenue related to our subsidiary that provides security and maintenance services to third parties.
Operating Expenses
Total operating expenses increased $5.1 million for the three months ended September 30, 2013 compared to the prior-year period.  Property operating expenses, including real estate taxes and maintenance and repairs, increased $3.5 million primarily due to increases of $1.6 million related to the New Properties, $1.0 million attributable to the IV Property and $0.9 million related to the Comparable Properties. The increase in property operating expenses of the Comparable Properties is primarily attributable to increases of $1.4 million in insurance expense and $0.3 million in advertising costs, which were partially offset by decreases of $0.4 million in utilities expense and $0.4 million in security contracts expense.
The increase in depreciation and amortization expense of $4.9 million resulted from increases of $2.7 million related to the New Properties, $1.9 million related to the IV Property and $0.3 million attributable to the Comparable Properties.
General and administrative expenses decreased less than $0.1 million primarily as a result of decreases in legal fees and state taxes partially offset by increases in travel expenses and expenses related to obtaining investment grade ratings. As a percentage of revenues, general and administrative expenses were 3.9% and 4.1% for the third quarters of 2013 and 2012, respectively.
In the third quarter of 2012, we recorded an impairment of real estate in continuing operations of $3.9 million which was comprised of $3.0 million related to The Courtyard at Hickory Hollow, an associated center located in Antioch, TN and $0.9 million from the sale of two outparcels. The non-cash impairment of The Courtyard at Hickory Hollow reduced the depreciable basis of this property to its estimated fair value.
Other expenses increased $0.5 million primarily due to higher expenses related to our subsidiary that provides security and maintenance services.
Other Income and Expenses
Interest and other income increased $8.0 million compared to the prior-year period primarily due to an $8.2 million partial settlement of a lawsuit. See Note 12 to the condensed consolidated financial statements for additional information.
Interest expense decreased $5.4 million for the three months ended September 30, 2013 compared to the prior-year period.  A decrease of $6.7 million for the Comparable Properties was partially offset by increases of $0.8 million related to the New Properties and $0.5 million attributable to the IV Property. The decrease attributable to the Comparable Properties resulted from using our credit facilities to retire higher-rate mortgage loans and refinancing other properties at lower fixed rates. Additionally, we were able to lower the interest rates on our credit facilities in May 2013 upon achieving an investment grade rating.
During the third quarter of 2012, we recorded a gain on extinguishment of debt of $0.2 million in connection with the early retirement of a mortgage loan.
We recognized a $0.1 million gain on sales of real estate assets in the third quarter of 2013 attributable to additional consideration received for an outparcel previously taken through an eminent domain proceeding. During the third quarter of 2012, we recognized $1.7 million of gain on sales of real estate assets from the sale of four parcels of land.
Equity in earnings of unconsolidated affiliates increased by $0.2 million during the third quarter of 2013 compared to the prior-year period. The $0.2 million increase is primarily attributable to increases in rents based on occupancy gains, growth in rental rates and lower interest expense related to the refinancing of West County Center in December 2012. These were partially offset by a decrease as a result of the the IV Property being consolidated in the 2013 period.
The income tax provision of $0.3 million for the three months ended September 30, 2013 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current tax provision of $0.4 million and a deferred income tax benefit of less than $0.2 million.  During the three months ended September 30, 2012, we recorded an income tax provision of $1.2 million, consisting of a current tax benefit of $0.2 million and a deferred tax provision of $1.4 million.
The operating loss from discontinued operations for the three months ended September 30, 2013 of $8.3 million includes a $5.2 million loss on impairment of real estate to write down the net book value of a portfolio of six properties sold in the third quarter of 2013 to the net sales price, a $2.9 million write-off of straight line rent for properties sold during the period, the operating results of the three malls and three associated centers sold in a third quarter 2013 portfolio sale, and settlement of estimated expenses based on actual amounts for properties sold in previous periods. The operating loss from discontinued operations for the three months ended September 30, 2012 of $23.8 million includes a $26.2 million loss on impairment of real estate related to two malls and one community center that were sold in 2012, which was partially offset by the operating results of two malls and two community centers that were sold in 2012, the operating results of three malls, three associated centers and five office buildings that were sold in 2013, as well as settlement of estimated expenses based on actual amounts for properties sold during previous periods. The $0.3 million gain on discontinued operations for the third quarter of 2013 is primarily attributable to recognition of a gain from the sale of two office buildings which had been deferred in December 2008 until subsequent repayment of the related notes receivable. The $0.1 million gain on discontinued operations for the third quarter of 2012 represents a gain from a community center that was sold during the period.
Comparison of the Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012
Revenues
Total revenues increased $39.0 million for the nine months ended September 30, 2013 compared to the prior-year period.  Rental revenues and tenant reimbursements increased by $34.3 million due to increases of $23.6 million related to the New

Properties, $9.9 million attributable to the IV Property and $0.8 million related to the Comparable Properties. The increase in revenues of the Comparable Properties is primarily attributable to increases in base and percentage rents, which were partially offset by decreases in real estate tax reimbursements.
Our cost recovery ratio for the nine months ended September 30, 2013 was 97.8% compared with 98.9% for the prior-year period due to lower real estate tax reimbursements.
The increase in management, development and leasing fees of $1.5 million was mainly attributable to a contract that began in June 2012 to provide management services to a portfolio of six malls owned by a third party.
Other revenues increased $3.3 million primarily due an increase of $1.6 million in revenue related to our subsidiary that provides security and maintenance services to third parties and $0.9 million received as a claims settlement for lost business as a result of the Deepwater Horizon oil spill.
Operating Expenses
Total operating expenses increased $46.5 million for the nine months ended September 30, 2013 compared to the prior-year period.  Property operating expenses, including real estate taxes and maintenance and repairs, increased $9.4 million due to increases of $6.4 million attributable to the New Properties and $3.1 million related to the IV Property partially offset by a decrease of $0.1 million related to the Comparable Properties. The decrease in property operating expenses of the Comparable Properties is primarily attributable to decreases of $2.0 million in real estate taxes. $1.0 million in utilities expense and $0.5 million in security contracts expense, which were partially offset by increases of $1.9 million in insurance expense, $1.0 million in maintenance and repairs expense and $0.4 million in advertising costs.
The increase in depreciation and amortization expense of $17.5 million resulted from increases of $10.0 million related to the New Properties, $5.5 million attributable to the IV Property and $2.0 million related to the Comparable Properties. The increase attributable to the Comparable Properties is primarily due to an increase of $4.5 million in depreciation expense related to capital expenditures for renovations and redevelopments, partially offset by decreases of $1.4 million in amortization of tenant allowances and $1.4 million in amortization of in-place leases.
General and administrative expenses increased $0.5 million primarily as a result of increases in payroll and related costs, state tax expense, and expenses related to obtaining investment grade ratings, partially offset by decreases in acquisition-related costs recorded in 2012. As a percentage of revenues, general and administrative expenses were 4.7% and 4.9% for the nine months ended September 30, 2013 and 2012, respectively.
During the nine months ended September 30, 2013, we recorded non-cash impairment charges of $21.0 million, which consisted of $20.4 million related to Citadel Mall in Charleston, SC and $0.6 million attributable to the trade-in of the Company's aircraft at a price below its cost basis. See Note 3 to the condensed consolidated financial statements for further discussion of impairment charges. During the nine months ended September 30, 2012, we recorded an impairment of real estate in continuing operations of $3.9 million which was comprised of $3.0 million related to The Courtyard at Hickory Hollow, an associated center located in Antioch, TN and $0.9 million from the sale of two outparcels. The non-cash impairment of The Courtyard at Hickory Hollow reduced the depreciable basis of this properties to its estimated fair value.
Other expenses increased $2.0 million primarily due to higher expenses of $1.8 million related to our subsidiary that provides security and maintenance services to third parties.
Other Income and Expenses
Interest and other income increased $7.0 million compared to the prior-year period. The increase relates to an $8.2 million partial settlement of a lawsuit. See Note 12 to the condensed consolidated financial statements for additional information. The increase was partially offset by $1.2 million attributable to two mezzanine loans for two outlet centers. In 2012, we earned $0.6 million in interest income on these loans and subsequently recognized $0.6 million of unamortized discounts on these loans when they terminated in connection with the acquisitions of member interests in both outlet centers in 2012.
Interest expense decreased $8.2 million for the nine months ended September 30, 2013 compared to the prior-year period.  A decrease of $14.1 million for the Comparable Properties was partially offset by increases of $4.4 million related to the New Properties and $1.5 million attributable to the IV Property. The decrease attributable to the Comparable Properties resulted from using our credit facilities to retire higher-rate mortgage loans and refinancing other properties at lower fixed rates.
During the nine months ended September 30, 2013, we recorded a loss on extinguishment of debt of $9.1 million in connection with the early retirement of two mortgage loans. The loss was attributable to a prepayment fee of $8.7 million for the loan payoff of Mid Rivers Mall and $0.4 million to write-off unamortized financing costs for Mid Rivers Mall and South County Center. During the nine months ended September 30, 2012, we recorded a gain on extinguishment of debt of $0.2 million in connection with the early retirement of a mortgage loan.

During the nine months ended September 30, 2013, we recognized gain on sale of real estate assets of $1.1 million, which was comprised of $1.0 million in proceeds from the sale of six parcels of land and $0.1 million attributable to additional consideration received for an outparcel previously taken through an eminent domain proceeding. We recognized gain on sales of real estate assets of $1.8 million during the nine months ended September 30, 2012 related to the sale of a vacant anchor space at one of our malls and the sale of seven parcels of land.
We recorded a gain on investment of $2.4 million in the nine months ended September 30, 2013 attributable to the full payment of a note receivable related to our investment in China that had been written down in 2009.
Equity in earnings of unconsolidated affiliates increased by $2.2 million during the nine months ended September 30, 2013 compared to the prior-year period. The increase is primarily attributable to lower interest expense from the refinancing of West County Center in December 2012 and increases in base rents and tenant reimbursements due to occupancy improvements and growth in rental rates. These were partially offset by a decrease as a result of the IV Property being consolidated in the 2013 period.
The income tax provision of $0.9 million for the nine months ended September 30, 2013 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current tax benefit of $0.8 million and a deferred income tax provision of $1.7 million.  During the nine months ended September 30, 2012, we recorded an income tax provision of $1.2 million, consisting of a current tax benefit of $2.4 million and a deferred tax provision of $3.6 million.
The operating loss from discontinued operations for the nine months ended September 30, 2013 of $5.2 million includes a $5.2 million loss on impairment of real estate to write down the net book value of a portfolio of six properties sold in the third quarter of 2013 to the net sales price, a $2.9 million write-off of straight line rent for properties sold during the period, the operating results of the three malls, three associated centers and five office buildings sold in 2013, and settlement of estimated expenses based on actual amounts for properties sold in previous periods. The operating loss from discontinued operations for the nine months ended September 30, 2012 of $16.2 million includes a $26.2 million loss on impairment of real estate related to two malls and one community center that were sold in 2012, which was partially offset by the operating results of two malls and four community centers that were sold in 2012, the operating results of three malls, three associated centers and five office buildings that were sold in 2013, as well as settlement of estimated expenses based on actual amounts for properties sold during previous periods. The gain on discontinued operations of $1.2 million for the nine months ended September 30, 2013 represents the gain from the sale of five office buildings sold during the period as well as recognition of a gain from the sale of two office buildings which had been deferred in December 2008 until subsequent repayment of the related notes receivable. The gain on discontinued operations of $1.0 million for the same period in 2012 represents the gain from a community center that was sold in 2012.
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
We included a property in our same-center pool when we owned all or a portion of the property as of September 30, 2013 and we owned it and it was in operation for both the entire preceding calendar year and the current year-to-date reporting period ending September 30, 2013. New Properties are excluded from same-center NOI, until they meet this criteria. The only properties excluded from the same-center pool that would otherwise meet this criteria are non-core properties, properties under major redevelopment and properties included in discontinued operations.
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

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net income attributable to the Company for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to the Company	$34,324	$8,074	$76,361	$63,514

Adjustments: (1)
Depreciation and amortization	79,049	76,920	238,209	228,039
Interest expense	65,105	72,441	200,023	214,708
Abandoned projects expense	140	8	141	(115)
Gain on sales of real estate assets	(69)	(2,295)	(1,069)	(5,640)
Gain on investments	—	—	(2,400)	—
(Gain) loss on extinguishment of debt	—	(178)	9,108	(178)
Loss on impairment	5,234	30,120	26,272	30,413
Income tax provision	271	1,195	854	1,234
Net income (loss) attributable to noncontrolling interest in earnings of Operating Partnership	4,075	(1,776)	7,602	7,783
Gain on discontinued operations	(290)	(88)	(1,162)	(983)
Operating Partnership's share of total NOI	187,839	184,421	553,939	538,775
General and administrative expenses	10,160	10,171	36,459	35,964
Management fees and non-property level revenues	(6,272)	(6,775)	(21,956)	(19,038)
Operating Partnership's share of property NOI	191,727	187,817	568,442	555,701
Non-comparable NOI	(17,632)	(15,216)	(44,392)	(39,283)
Total same-center NOI	174,095	172,601	524,050	516,418
Less lease termination fees	(799)	(751)	(3,168)	(2,378)
Total same-center NOI, excluding lease termination fees	$173,296	$171,850	$520,882	$514,040

(1)	Adjustments are based on our pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.
Same-center NOI, excluding lease termination fees, increased $1.4 million and $6.8 million for the three and nine month periods ending September 30, 2013 and 2012, respectively. While NOI increased for both the quarter and year-to-date periods ended September 30, 2013, the increase was muted as contributions from occupancy improvements and increases in base rents during the third quarter were impacted by negative variances totaling $2.5 million in real estate tax reimbursements, non-cash adjustments for straight line rent and above and below-market leases, and declines in percentage rents. Real estate tax reimbursements decreased $1.2 million as compared to the prior-year period for billing adjustments to reduce accruals for real estate taxes to the actual real estate bills received. Additionally, non-cash write-offs of straight line rent and adjustments to above and below-market leases impacted NOI by $1.0 million as compared to the prior-year period. Lastly, percentage rents in the same-center pool were down $0.3 million in correlation with the 0.6% decline in sales during the three month period ended September 30, 2013 as compared to the same period in the prior year. Same-center NOI for the nine month period ending September 30, 2012 included a $1.2 million bankruptcy settlement.
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
(2) Non-stabilized malls - Malls that are in their initial lease-up phase. After three complete calendar years of operation, they are reclassified on January 1 of the fourth calendar year to the stabilized mall category. The Outlet Shoppes at Atlanta, which opened in July 2013, and The Outlet Shoppes at Oklahoma City, which opened in August 2011, were classified as non-stabilized malls as of September 30, 2013. The Outlet Shoppes at Oklahoma City was our only non-stabilized mall as of September 30, 2012.
(3) Non-core malls - Malls where we have determined that the current format of the property no longer represents the best use of the property and we are in the process of evaluating alternative strategies for the property, which may include major redevelopment or an alternative retail or non-retail format, or after evaluating alternative strategies for the property, we have determined that the property no longer meets our criteria for long-term investment. Columbia Place, Citadel Mall, Chapel Hill Mall and Madison Square were classified as non-core malls as of September 30, 2013. Additionally, Madison Plaza, an associated center adjacent to Madison Square, was classified as a non-core property as of September 30, 2013. Columbia Place was our only non-core mall as of September 30, 2012. The steps taken to reposition non-core properties, such as signing tenants to short-term leases, which are not included in occupancy percentages, or leasing to regional or local tenants, which typically do not report sales, may lead to metrics which do not provide relevant information related to the condition of the non-core properties. Therefore, traditional performance measures, such as occupancy percentages and leasing metrics, exclude non-core properties.
We derive the majority of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Nine Months Ended September 30,
	2013	2012
Malls	91.6%	88.9%
Associated centers	4.1%	4.1%
Community centers	1.7%	1.6%
Mortgages, office buildings and other	2.6%	5.4%
Mall Store Sales
Mall store sales include reporting mall tenants of 10,000 square feet or less for stabilized malls and exclude license agreements, which are rental contracts that are temporary or short-term in nature and generally last more than three months but less than twelve months. Mall store sales for our portfolio declined 0.6% for the nine months ended September 30, 2013 as compared to the same period in 2012.  Mall store sales for the trailing twelve months ended September 30, 2013 on a comparable per square foot basis were $358 per square foot compared with $355 per square foot in the prior-year period, an increase of 0.9%.
Occupancy
Our portfolio occupancy is summarized in the following table:

	As of September 30,
	2013	2012
Total portfolio	93.8%	93.0%
Total mall portfolio	93.5%	93.1%
Stabilized malls	93.4%	93.0%
Non-stabilized malls (1)	97.1%	100.0%
Associated centers	94.6%	94.0%
Community centers	96.1%	91.5%
(1) Represents occupancy for The Outlet Shoppes at Atlanta and The Outlet Shoppes at Oklahoma City as of September 30, 2013 and occupancy for The Outlet Shoppes at Oklahoma City as of September 30, 2012. The Outlet Shoppes at Atlanta opened in July 2013.
Total portfolio occupancy increased 80 basis points for the third quarter of 2013 to 93.8% as compared to the prior-year period. Stabilized malls occupancy increased 40 basis points in the third quarter of 2013 compared to the prior-year period as we continue to show progress in our strategy to enhance our properties through improvements in our retail offerings to customers. In the first quarter of 2013, we intentionally allowed a number of store vacancies to occur as an opportunity to upgrade our tenant mix with higher performing retailers. For 2013, we continue to forecast occupancy improvements of 25 to 50 basis points for the total portfolio from the prior year to approximately 95%.
Leasing
During the third quarter of 2013, we signed approximately 1.7 million square feet of leases, including 1.5 million square feet of leases in our operating portfolio and 0.2 million square feet of development leases. The leases signed in our operating portfolio included approximately 0.3 million square feet of new leases and approximately 1.2 million square feet of renewals.
Average annual base rents per square foot are based on contractual rents in effect as of September 30, 2013 and 2012, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type:

	As of September 30,
	2013	2012
Stabilized malls	$29.97	$29.21
Non-stabilized malls (1)	24.61	22.77
Associated centers	11.97	11.85
Community centers	15.76	15.47
Office buildings	19.26	18.57
(1) Represents average annual base rents for The Outlet Shoppes at Atlanta and The Outlet Shoppes at Oklahoma City as of September 30, 2013 and average annual base rents for The Outlet Shoppes at Oklahoma City as of September 30, 2012. The Outlet Shoppes at Atlanta opened in July 2013.
Results from new and renewal leasing of comparable small shop space of 10,000 square feet or less during the three and nine month periods ended September 30, 2013 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (1)	% Change Average
Quarter:
All Property Types (2)	520,983	$40.53	$44.51	9.8%	$45.71	12.8%
Stabilized malls	498,532	41.25	45.29	9.8%	46.53	12.8%
New leases	114,074	35.73	42.81	19.8%	45.06	26.1%
Renewal leases	384,458	42.89	46.03	7.3%	46.97	9.5%

Year-to-Date:
All Property Types (2)	1,618,695	$39.21	$42.36	8.0%	$43.85	11.8%
Stabilized malls	1,502,553	40.55	43.82	8.1%	45.36	11.9%
New leases	401,243	40.80	49.49	21.3%	52.39	28.4%
Renewal leases	1,101,310	40.46	41.75	3.2%	42.80	5.8%

(1)	Average gross rent does not incorporate allowable future increases for recoverable common area expenses.

(2)	Includes stabilized malls, associated centers, community centers and office buildings.

Overall, leases in the third quarter of 2013 were signed at a 12.8% increase over the prior gross rent per square foot.  Leases for stabilized malls signed during the quarter were signed at a 12.8% increase over the prior gross rent per square foot. New leases were up 26.1% compared to prior rents and renewal leasing spreads were also positive, increasing 9.5% over prior rents. Our leasing momentum continues with double-digit leasing spreads as both established and new retailers value space in our properties.

LIQUIDITY AND CAPITAL RESOURCES
In July 2013, we received an issuer default credit rating of BBB- with a stable outlook and a senior unsecured notes rating of BBB- from Fitch. In May 2013, we received a BBB- rating with a stable outlook from Moodys. We believe these investment grade ratings from Moody's and Fitch provide us with access to a broader range of corporate debt securities, leading to a more diversified and flexible balance sheet with a lower overall cost of capital. As of September 30, 2013, we had approximately $664.9 million outstanding on our combined credit facilities. Through our ATM equity offering program, we have raised approximately $209 million in net proceeds, which were used to reduce the balances on our credit facilities. In July 2013, we closed on a new $400.0 million unsecured term loan. Net proceeds from the term loan were used to reduce outstanding balances on our lines of credit, providing us with additional financing flexibility.
As discussed in Note 12 to the accompanying condensed consolidated financial statements, under the terms of the joint venture agreement for CWJV, we redeemed Westfield's preferred units in September 2013 using borrowings from our lines of credit.
We also sold three malls and three associated centers for a gross sales price of $176.0 million in August 2013.
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
Cash Flows From Operations
We had $74.6 million of unrestricted cash and cash equivalents as of September 30, 2013, a decrease of $3.7 million from December 31, 2012.  Cash provided by operating activities during the nine months ended September 30, 2013, increased $16.4 million to $336.0 million from $319.6 million during the nine months ended September 30, 2012. The increase is primarily attributable to higher NOI, lower interest expense and an $8.2 million partial litigation settlement.
Debt
The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
September 30, 2013
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$3,498,825	$(67,828)	$655,340	$4,086,337	5.51%
Financing method obligation (3)	18,264	—	—	18,264	8.00%
Total fixed-rate debt	3,517,089	(67,828)	655,340	4,104,601	5.52%
Variable-rate debt:
Non-recourse term loans on operating properties	134,119	(5,684)	—	128,435	3.21%
Recourse term loans on operating properties	51,960	—	126,678	178,638	3.23%
Construction loans	49,641	—	11,364	61,005	2.82%
Unsecured lines of credit	664,908	—	—	664,908	1.58%
Unsecured term loans	450,000	—	—	450,000	1.72%
Total variable-rate debt	1,350,628	(5,684)	138,042	1,482,986	2.01%
Total	$4,867,717	$(73,512)	$793,382	$5,587,587	4.59%

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
December 31, 2012
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$3,776,245	$(89,530)	$660,563	$4,347,278	5.47%
Financing method obligation (3)	18,264	—	—	18,264	8.00%
Total fixed-rate debt	3,794,509	(89,530)	660,563	4,365,542	5.48%
Variable-rate debt:
Non-recourse term loans on operating properties	123,875	—	—	123,875	3.36%
Recourse term loans on operating properties	97,682	—	128,491	226,173	2.16%
Construction loans	15,366	—	—	15,366	2.96%
Unsecured lines of credit	475,626	—	—	475,626	2.07%
Secured line of credit (4)	10,625	—	—	10,625	2.46%
Unsecured term loan	228,000	—	—	228,000	1.82%
Total variable-rate debt	951,174	—	128,491	1,079,665	2.39%
Total	$4,745,683	$(89,530)	$789,054	$5,445,207	4.86%

(1)	Weighted-average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.

(2)
We have four interest rate swaps with notional amounts outstanding totaling $110,875 as of September 30, 2013 and $113,885 as of December 31, 2012 related to four of our variable-rate loans on operating properties to effectively fix the interest rates on these loans.  Therefore, these amounts are reflected in fixed-rate debt at September 30, 2013 and December 31, 2012.

(3)
This amount represents the noncontrolling partner's equity contribution related to Pearland Town Center that is accounted for as a financing due to certain terms of the CBL/T-C, LLC joint venture agreement.

(4)	We converted our secured line of credit to unsecured in February 2013.
As of September 30, 2013, $84.3 million of our pro rata share of consolidated and unconsolidated debt, excluding debt premiums, is scheduled to mature during the remainder of 2013. The $84.3 million consists of $27.3 million related to Columbia Place, $13.5 million for Lee's Summit and $43.5 related to two loans for West Melbourne. Subsequent to September 30, 2013, we sold the land parcel to the third party developer of Lee's Summit thereby terminating the ground lease and obtaining a release from the $13.5 million guarantee. We also extended the land loan and construction loans for West Melbourne to December 2013 while we work on refinancing these loans. We anticipate foreclosure on Columbia Place to be complete by the first quarter of 2014.
The weighted-average remaining term of our total share of consolidated and unconsolidated debt was 3.9 years at September 30, 2013 and 4.6 years at December 31, 2012. The weighted-average remaining term of our pro rata share of fixed-rate debt was 4.8 years and 5.2 years at September 30, 2013 and December 31, 2012, respectively.
As of September 30, 2013 and December 31, 2012, our pro rata share of consolidated and unconsolidated variable-rate debt represented 26.5% and 19.8%, respectively, of our total pro rata share of debt. The increase is due to using availability on our lines of credit to retire higher fixed-rate debt as we grow our unencumbered asset pool. As of September 30, 2013, our share of consolidated and unconsolidated variable-rate debt represented 14.8% of our total market capitalization (see Equity below) as compared to 10.7% as of December 31, 2012.

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

Prior to May 14, 2013, borrowings under our three unsecured lines of credit bore interest at LIBOR plus a spread ranging from 155 to 210 basis points based on our leverage ratio. We also paid annual unused facility fees, on a quarterly basis, at rates of either 0.25% or 0.30% based on any unused commitment of each facility. In May 2013, we obtained an investment grade rating from Moody's and, effective May 14, 2013, made a one-time irrevocable election to use our credit rating to determine the interest rate on each facility. Under the credit rating election, each facility now bears interest at LIBOR plus a spread of 100 to 175 basis points. In July 2013, we received an IDR of BBB- with a stable outlook and a senior unsecured notes rating of BBB- from Fitch. As of September 30, 2013, the interest rate based on our credit ratings from Moody's and Fitch is LIBOR plus 140 basis points. Additionally, we pay an annual facility fee that ranges from 0.15% to 0.35% of the total capacity of each facility rather than the unused commitment fees as described above. As of September 30, 2013, the annual facility fee is 0.30%. The three unsecured lines of credit had a weighted-average interest rate of 1.58% at September 30, 2013.
The following summarizes certain information about our unsecured lines of credit as of September 30, 2013 (in thousands):

	Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date
Facility A	$600,000	$509,525	(1)	November 2015	November 2016
First Tennessee	100,000	31,000		February 2016	N/A
Facility B	600,000	124,383	(2)	November 2016	November 2017
	$1,300,000	$664,908
(1) There was an additional $475 outstanding on this facility as of September 30, 2013 for letters of credit. Up to $50,000 of the capacity on this facility can be used for letters of credit.
(2) There was an additional $617 outstanding on this facility as of September 30, 2013 for letters of credit. Up to $50,000 of the capacity on this facility can be used for letters of credit.
Unsecured Term Loans
In July 2013, we closed on a five-year $400.0 million unsecured term loan. Net proceeds from the term loan were used to reduce outstanding balances on our lines of credit. The loan bears interest at a variable rate of LIBOR plus 150 basis points based on our current credit ratings and has a maturity date of July 2018. At September 30, 2013, the outstanding borrowings of $400.0 million had an interest rate of 1.68%.
In the second quarter of 2013, we retired a $228.0 million unsecured term loan at its maturity date with borrowings from our credit facilities.
In the first quarter of 2013, under the terms of our amended and restated agreement with First Tennessee Bank, NA described above, we obtained a $50.0 million unsecured term loan that bears interest at LIBOR plus 190 basis points and matures in February 2018. At September 30, 2013, the outstanding borrowings of $50.0 million had a weighted-average interest rate of 2.08%.
Covenants and Restrictions
The agreements for our unsecured lines of credit and unsecured term loans contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, minimum unencumbered asset and interest ratios, maximum secured indebtedness and limitations on cash flow distributions.  We believe we were in compliance with all covenants and restrictions at September 30, 2013.
The following presents our compliance with key unsecured debt covenant compliance ratios as of September 30, 2013:

Ratio	Required	Actual
Debt to total asset value	< 60%	52.7%
Ratio of unencumbered asset value to unsecured indebtedness	> 1.60x	2.43x
Ratio of unencumbered NOI to unsecured interest expense	> 1.75x	7.61x
Ratio of EBITDA to fixed charges (debt service)	> 1.50x	2.15x
The agreements for the unsecured credit facilities and unsecured term loans described above contain default provisions customary for transactions of this nature (with applicable customary grace periods). Additionally, any default in the payment of any recourse indebtedness greater than or equal to $50.0 million or any non-recourse indebtedness greater than $150.0 million (for our ownership share) of the Company, the Operating Partnership or any Subsidiary, as defined, will constitute an event of default under the agreements to the credit facilities. The credit facilities also restrict our ability to enter into any transaction that could result in certain changes in our ownership or structure as described under the heading “Change of Control/Change in Management” in the agreements for the credit facilities. Prior to the Company obtaining an investment grade rating in May 2013, our obligations under the agreements were unconditionally guaranteed, jointly and severally, by any subsidiary of the Company to the extent such subsidiary was a material subsidiary and was not otherwise an excluded subsidiary, as defined in the agreements. Once the Company obtained an investment grade rating, guarantees by material subsidiaries of the Company were no longer required by the agreements.
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
Mortgages on Operating Properties
In September 2013, we used our lines of credit to retire a $10.2 million recourse construction loan, which was secured by The Forum at Grandview in Madison, MS, at its September 2013 maturity date.
In July 2013, we retired a $16.0 million recourse construction loan, which was secured by Alamance Crossing West in Burlington, NC with borrowings from our credit facilities. The loan was scheduled to mature in December 2013.
In the second quarter of 2013, we closed on a three-year $11.4 million non-recourse loan secured by Statesboro Crossing in Statesboro, GA. The loan bears interest at LIBOR plus 180 basis points. The loan matures in June 2016 and has two one-year extension options, which are at our election, for an outside maturity date of June 2018. Proceeds from the loan were used to pay down our credit facilities.
Also during the second quarter of 2013, we retired two loans with an aggregate principal balance of $160.2 million, including an $88.4 million loan secured by Mid Rivers Mall in St. Peters, MO and a $71.7 million loan secured by South County Center in St. Louis MO, with borrowings from our credit facilities. The Mid Rivers loan was scheduled to mature in May 2021 and bore interest at a fixed rate of 5.88%. We recorded an $8.9 million loss on extinguishment of debt related to the Mid Rivers loan, which consisted of an $8.7 million prepayment fee and $0.2 million of unamortized debt issuance costs. In connection with the prepayment of the South County Center loan, which was scheduled to mature in October 2013, we recorded a loss on extinguishment of debt of $0.2 million from the write-off of an unamortized discount.
In the first quarter of 2013, Renaissance Phase II CMBS, LLC closed on a $16.0 million 10-year non-recourse CMBS loan secured by Renaissance Center Phase II in Durham, NC. The loan bears interest at a fixed rate of 3.49% and matures in April 2023. Proceeds from the loan were used to retire a $15.7 million loan that was scheduled to mature in April 2013.
Also during the first quarter of 2013, CBL-Friendly Center CMBS, LLC closed on a $100.0 million 10-year non-recourse CMBS loan, secured by Friendly Center, located in Greensboro, NC. The loan bears interest at a fixed rate of 3.48% and matures in April 2023. Proceeds from the new loan were used to retire four existing loans aggregating $100.0 million that were secured by Friendly Center, Friendly Center Office Building, First National Bank Building, Green Valley Office Building, First Citizens Bank Building, Wachovia Office Building and Bank of America Building, all located in Greensboro, NC and scheduled to mature in April 2013.
In the first quarter of 2013, we retired two loans with an aggregate balance of $77.1 million, including a $13.5 million loan secured by Statesboro Crossing in Statesboro, GA and a $63.6 million loan secured by Westmoreland Mall in Greensburg, PA, with borrowings from our credit facilities. Both loans were scheduled to mature in the first quarter of 2013.
In the first quarter of 2012, the lender of the non-recourse mortgage loan secured by Columbia Place in Columbia, SC notified us that the loan had been placed in default. Columbia Place generates insufficient income levels to cover the debt service on the mortgage, which had a balance of $27.3 million at September 30, 2013 and a contractual maturity date of September 2013. The lender on the loan receives the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments. The servicer for the loan secured by Columbia Place is proceeding with foreclosure which we anticipate will occur by the first quarter of 2014.
In August 2013, the lender of the non-recourse mortgage loan secured by Citadel Mall in Charleston, SC sent a formal notice of default and initiated foreclosure proceedings. A foreclosure sale is scheduled to occur in January 2014. Citadel Mall generates insufficient income levels to cover the debt service on the mortgage, which had a balance of $68.3 million at September 30, 2013 and a contractual maturity date of April 2017. In the second quarter of 2013, the lender on the loan began receiving the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments.

Subsequent to September 30, 2013, Atlanta Outlet Shoppes, LLC closed on an $80.0 million 10-year non-recourse mortgage loan secured by The Outlet Shoppes at Atlanta, a 75/25 joint venture. The loan bears interest at a fixed rate of 4.9%. Proceeds from the loan were used to repay a $53.1 million recourse construction loan and, after deduction of remaining construction and tenant related costs, our share of the net proceeds of approximately $12.0 million was used to reduce outstanding balances on our lines of credit.
Construction Loans
In August 2013, Louisville Outlet Shoppes, LLC obtained a construction loan for the development of The Outlet Shoppes at Louisville that allows for borrowings up to $60.2 million and bears interest at LIBOR plus 200 basis points. The loan matures in August 2016 and has two one-year extension options, which are at the joint venture's election, for an outside maturity date of August 2018. We have guaranteed 100% of the loan. There were no amounts outstanding under this construction loan at September 30, 2013.
Subsequent to September 30, 2013, we repaid a $53.1 million recourse construction loan secured by The Outlet Shoppes at Atlanta using proceeds from a new $80.0 million 10-year non-recourse mortgage loan secured by The Outlet Shoppes at Atlanta. The construction loan had a principal balance of $49.6 million as of September 30, 2013. See above for additional information.
Interest Rate Hedging Instruments
As of September 30, 2013, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Instrument Type	Location in Condensed Consolidated Balance Sheet	Outstanding Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 9/30/2013	Fair Value at 12/31/12	Maturity Date
Cap	Intangible lease assets and other assets	$122,750 (amortizing to $122,375)	3-month LIBOR	5.000%	$—	$—	January 2014

Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$53,599 (amortizing to $48,337)	1-month LIBOR	2.149%	$(2,111)	$(2,775)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$33,559 (amortizing to $30,276)	1-month LIBOR	2.187%	(1,351)	(1,776)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$12,546 (amortizing to $11,313)	1-month LIBOR	2.142%	(492)	(647)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$11,171 (amortizing to $10,083)	1-month LIBOR	2.236%	(463)	(607)	April 2016
					$(4,417)	$(5,805)
Equity
During the nine months ended September 30, 2013, we paid dividends of $145.9 million to holders of our common stock and our preferred stock, as well as $47.5 million in distributions to the noncontrolling interest investors in our Operating Partnership and other consolidated subsidiaries. The Operating Partnership paid an equivalent amount per unit to holders of common and preferred units.
On August 30, 2013, we announced a third quarter 2013 common stock dividend of $0.23 per share payable in cash that was paid on October 16, 2013. On May 31, 2013, we announced a second quarter 2013 common stock dividend of $0.23 per share payable in cash that was paid on July 16, 2013. On February 26, 2013, we announced a first quarter 2013 common stock dividend of $0.23 per share payable in cash that was paid on April 16, 2013. Future dividends payable will be determined by our Board of Directors based upon circumstances at the time of declaration.
As a publicly traded company and, as a subsidiary of a publicly traded company, we have access to capital through both the public equity and debt markets. We currently have a shelf registration statement on file with the SEC authorizing the Company to publicly issue senior and/or subordinated debt securities, shares of preferred stock (or depositary shares representing fractional interests therein), shares of common stock, warrants or rights to purchase any of the foregoing securities, and units consisting of two or more of these classes or series of securities and limited guarantees of debt securities issued by the Operating Partnership.  Pursuant to the shelf registration statement, the Operating Partnership is also authorized to publicly issue unsubordinated debt securities. There is no limit to the offering price or number of securities that we may issue under this shelf registration statement.
At-The-Market Equity Program
On March 1, 2013, we entered into Sales Agreements with a number of sales agents to sell shares of our common stock, having an aggregate offering price of up to $300.0 million, from time to time through an ATM program. In accordance with the Sales Agreements, we will set the parameters for the sales of shares, including the number of shares to be issued, the time period during which sales are to be made and any minimum price below which sales may not be made. The Sales Agreements provide that the sales agents will be entitled to compensation for their services at a mutually agreed commission rate not to exceed 2.0% of the gross proceeds from the sales of shares sold through the ATM program. We include only share issuances that have settled in our calculation of shares outstanding at the end of each period. The following table summarizes issuances of common stock sold through the ATM program since inception through September 30, 2013 (dollars in thousands, except stock prices):

	Number of Shares Settled	Gross Proceeds	Net Proceeds	Weighted-average Sales Price
2013:
First quarter	1,889,105	$44,459	$43,904	$23.53
Second quarter	6,530,193	167,034	165,692	25.58
Third quarter	—	—	—	—
Total	8,419,298	$211,493	$209,596	$25.12
The proceeds from these sales were used to reduce the balances on our unsecured lines of credit. Since the commencement of the ATM program, the Company has issued 8,419,298 shares of common stock and approximately $88.5 million remains available that may be sold under this program. Actual future sales will depend on a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company has no obligation to sell the remaining shares available under the ATM program.
Debt-To-Total Market Capitalization
Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value of equity) ratio was 55.7% at September 30, 2013, compared to 54.0% at September 30, 2012. Our debt-to-market capitalization ratio at September 30, 2013 was computed as follows (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	199,451	$19.10	$3,809,514
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00	453,750
6.625% Series E Cumulative Redeemable Preferred Stock	690	250.00	172,500
Total market equity			4,435,764
Company’s share of total debt			5,587,587
Total market capitalization			$10,023,351
Debt-to-total-market capitalization ratio			55.7%

(1)
Stock price for common stock and Operating Partnership units equals the closing price of our common stock on September 30, 2013. The stock prices for the preferred stock represent the liquidation preference of each respective series of preferred stock.

Capital Expenditures
Deferred maintenance expenditures are generally billed to tenants as common area maintenance expense, and most are recovered over a 5 to 15-year period. Renovation expenditures are primarily for remodeling and upgrades of malls, of which a portion is recovered from tenants over a 5 to 15-year period.  We recover these costs through fixed amounts with annual increases or pro rata cost reimbursements based on the tenant’s occupied space. The following table summarizes these capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three and nine month periods ended September 30, 2013 compared to the same periods in 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Tenant allowances (1)	$14,796	$12,696	$36,410	$39,080

Renovations	10,488	11,039	22,421	16,700

Deferred maintenance:
Parking lot and parking lot lighting	5,980	5,192	7,085	12,233
Roof repairs and replacements	2,607	2,705	5,374	6,528
Other capital expenditures	3,127	5,221	5,990	12,289
	11,714	13,118	18,449	31,050

	$36,998	$36,853	$77,280	$86,830
(1) Tenant allowances related to renewal leases were not material for the periods presented.
We capitalized overhead of $0.8 million and $0.6 million during the three months ended September 30, 2013 and 2012, respectively, and $3.1 million and $2.5 million during the nine months ended September 30, 2013 and 2012, respectively. We capitalized $1.3 million and $0.7 million of interest during the three months ended September 30, 2013 and 2012, respectively, and $3.2 million and $1.9 million during the nine months ended September 30, 2013 and 2012, respectively.
Our 2013 renovation program includes upgrades at five of our malls. Renovations are scheduled to be completed in 2013 at Friendly Center in Greensboro, NC; Greenbrier Mall in Chesapeake, VA; Acadiana Mall in Lafayette, LA, Northgate Mall in Chattanooga, TN and Mid Rivers Mall in St. Peters, MO. Friendly Center's renovation will include updated walkway canopies and landscaping. Greenbrier Mall will receive a newly designed food court with new tables and chairs in addition to landscape improvements and other upgrades. The upgrades at Acadiana Mall will include updated entrances, a remodeled food court, new landscaping and other enhancements. The renovation at Northgate Mall will include exterior enhancements, new flooring and soft seating areas as well as ceiling and lighting upgrades. Mid Rivers Mall upgrades include new flooring and updated interior colors and paint. Our share of total anticipated net investment in these renovations as well as other less extensive renovations is approximately $29.9 million.
The terms of the joint venture that we formed with TIAA-CREF require us to fund certain capital expenditures related to parking decks at West County Center of approximately $26.4 million. As of September 30, 2013, we had funded $16.0 million of this amount leaving approximately $10.4 million to be funded.
Annual capital expenditures budgets are prepared for each of our properties that are intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, will provide the necessary funding for these expenditures.

Developments and Expansions
The following tables summarize our development projects as of September 30, 2013:
Properties Opened During the Nine Months Ended September 30, 2013
(Dollars in thousands)

		Total Project Square Feet
			Total Cost (1)	Cost to Date (2)	Opening Date	Initial Unleveraged Yield
Property	Location
Outlet Center:
The Outlet Shoppes at Atlanta (3)	Woodstock, GA	370,456	$80,490	$69,087	July-13	11.7%

Community Center:
The Crossings at Marshalls Creek	Middle Smithfield, PA	104,525	$18,983	$21,301	June-13	9.8%

Associated Center Redevelopment:
The Shops at Northgate	Chattanooga, TN	75,018	$6,105	$5,770	September-13	9.2%

Mall Expansion:
West Towne Mall	Madison, WI	22,500	$5,454	$3,633	September-13	11.8%

Mall Redevelopment:
Southpark Mall - Dick's Sporting Goods	Colonial Heights, VA	85,322	$9,379	$8,090	July-13	6.5%

Total Properties Opened		657,821	$120,411	$107,881
(1) Total cost is presented net of reimbursements to be received.
(2) Cost to date does not reflect reimbursements until they are received.
(3) This property is a 75/25 joint venture. Total and cost to date are reflected at 100%.
The Outlet Shoppes at Atlanta opened in July 2013. At the opening, the 370,500-square-foot project was approximately 97% leased or committed with 99 retailers including Saks Fifth Avenue OFF 5TH, Nike, Asics, Coach, Columbia Sportswear and Juicy Couture.
In the second quarter of 2013, we opened The Crossings at Marshalls Creek, a community center development. Anchors include Price Chopper super market, Rite Aid, STS Tire and Auto Centers and Family Dollar.
The Shops at Northgate is an associated center redevelopment near Northgate Mall, which we acquired in late 2011. The redevelopment project was completed in September 2013 with Michaels and Ross stores joining the existing T.J. Maxx as anchors.
We also completed a 22,500-square-foot expansion of West Towne Mall in September 2013 to accommodate new tenants including Ulta and Lane Bryant.
We completed the redevelopment of a former Dillard's location for a 56,000-square-foot Dick's Sporting Goods at Southpark Mall in Colonial Heights, VA, in July 2013.

Properties Under Development at September 30, 2013
(Dollars in thousands)

		Total Project Square Feet
			Total Cost (1)	Cost to Date (2)	Expected Opening Date	Initial Unleveraged Yield
Property	Location
Outlet Center:
The Outlet Shoppes at Louisville (3)	Simpsonville, KY	373,944	$80,472	$13,834	August-14	10.2%

Community Center:
Fremaux Town Center (3) - Phase I	Slidell, LA	295,000	$52,396	$36,776	Summer-14	8.5%

Mall Expansions:
Cross Creek Mall - Shops	Fayetteville, NC	45,620	$15,831	$9,468	November-13	9.8%
Volusia Mall - Restaurant District	Daytona Beach, FL	27,500	7,114	5,783	Fall-13	10.4%
The Shoppes at Southaven Towne Center - Phase II	Southaven, MS	22,925	3,968	2,658	November-13	12.2%
		96,045	$26,913	$17,909

Mall Redevelopments:
Monroeville Mall - JC Penney/Cinemark	Pittsburgh, PA	78,223	$26,178	$20,371	October-12/ November-13	7.6%
South County - Dick's Sporting Goods	St. Louis, MO	50,000	8,051	3,746	November-13	9.5%
		128,223	$34,229	$24,117

Total Properties Under Development		893,212	$194,010	$92,636
(1) Total cost is presented net of reimbursements to be received.
(2) Cost to date does not reflect reimbursements until they are received.
(3) These properties are 65/35 joint ventures. Total cost and cost to date are reflected at 100%.
In the second quarter of 2013, we began construction on The Outlet Shoppes at Louisville. Scheduled to open in summer 2014, the 370,000-square-foot project is approximately 92% leased or committed and includes retailers such as Coach, Banana Republic, Brooks Brothers, Chico's, Nike, Saks Fifth Avenue OFF 5TH among others.
Construction continues on the first phase of Fremaux Town Center, a 295,000-square-foot community center development. Dick's Sporting Goods, Michaels, PetSmart, T.J. Maxx and Kohl's will anchor the first phase of this project which is scheduled to open in summer 2014 and is approximately 95.5% leased or committed. Plans for the second phase of the development include 300,000-square-feet of additional retail space targeted towards fashion and entertainment. Dillard's will open a 126,000-square-foot store in Phase II of the Fremaux Town Center development. Equity for these developments has been funded with operating cash inflows and our credit facilities.
We have three mall expansions and two redevelopment projects under construction as of September 30, 2013. A 46,000-square-foot expansion of Cross Creek Mall is approximately 97% leased or committed and will provide additional space for new retailers including Chico's, LOFT, Men's Wearhouse and Reed's Jewelers. A 28,000-square-foot restaurant district featuring Bahama Breeze, Olive Garden and iHOP, is under construction at Volusia Mall in Daytona Beach, FL. Construction continues on the expansion of Southaven Towne Center to accommodate new tenants. At Monroeville Mall, JC Penney opened their new 110,000-square-foot prototype store in October 2012, relocating from their existing store in the mall. Their former building is being redeveloped into a new 12-screen Cinemark Theatre, anticipated to open in November 2013. We began construction on a 50,000-square-foot Dick's Sporting Goods store at South County Center in the second quarter of 2013 with an anticipated opening date in November 2013.
In the second quarter of 2013, we acquired two Sears locations at Fayette Mall in Lexington, KY and CoolSprings Galleria in Nashville, TN. We plan to redevelop both buildings into new specialty stores and restaurants. Sears will continue to operate in both locations in the interim.

We own some land and hold options to acquire certain development properties owned by third parties.  Except for the projects presented above, we do not have any other material capital commitments as of September 30, 2013.
Acquisition
In the second quarter of 2013, we acquired the remaining 51.0% noncontrolling interest in Kirkwood Mall in Bismarck, ND in accordance with the agreement executed in December 2012 that is described in Note 5 to the condensed consolidated financial statements.
Joint Ventures
Louisville Outlet Shoppes, LLC
In the second quarter of 2013, we entered into a joint venture with a third party to develop, own and operate The Outlet Shoppes at Louisville located in Simpsonville, KY. Construction began in June 2013 with completion expected in summer 2014. We hold a 65% ownership interest in the joint venture.
Fremaux Town Center JV, LLC
In January 2013, we formed a 65/35 joint venture, Fremaux, to develop, own and operate Fremaux Town Center, a community center development located in Slidell, LA. Construction began in March 2013 with completion expected in July 2014. The partners contributed aggregate initial equity of $20.5 million on formation of Fremaux, of which our contribution was $18.5 million. Future required contributions will be funded on a 65/35 pro rata basis. In March 2013, Fremaux obtained a construction loan on the property that allows for borrowings up to $46.0 million and bears interest at LIBOR plus 2.125%. The loan matures in March 2016 and has two one-year extension options, which are at the joint venture's election, for an outside maturity date of March 2018. We guaranteed 100% of the construction loan. As of September 30, 2013, $11.4 million was outstanding under the loan. We account for our investment in Fremaux using the equity method of accounting as of September 30, 2013.
Dispositions
In the third quarter of 2013, we sold three malls and three associated centers in a portfolio sale for aggregate net proceeds of $172.0 million and in the first quarter of 2013, we sold five office buildings for aggregate net proceeds of $43.5 million. See Note 4 to the condensed consolidated financial statements for additional information. Net proceeds from these sales were used to reduce the outstanding borrowings on our credit facilities.
Off-Balance Sheet Arrangements
Unconsolidated Affiliates
We have ownership interests in 17 unconsolidated affiliates as of September 30, 2013 that are described in Note 5 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as “Investments in Unconsolidated Affiliates.”  The following are circumstances when we may consider entering into a joint venture with a third party:

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

Preferred Joint Venture Units
In September 2013, we redeemed all outstanding perpetual PJV units of our CWJV joint venture with Westfield using availability on our lines of credit. The PJV units, originally issued in 2007 as part of the acquisition of four malls in St. Louis, MO by CWJV, were redeemed for $413.0 million, which consisted of $408.6 million for the PJV units and $4.4 million for accrued and unpaid preferred return. See Note 12 to the condensed consolidated financial statements for additional information.

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
We owned a parcel of land in Lee’s Summit, MO that we ground leased to a third party development company.  The third party developed and operates a shopping center on the land parcel.  We guaranteed 27% of the loans of which the maximum guaranteed amount, representing 27% of capacity, is approximately $14.9 million. The total amount outstanding at September 30, 2013 on the loans was $49.8 million of which we had guaranteed $13.5 million. We included an obligation of $0.2 million as of September 30, 2013 and December 31, 2012 in the accompanying condensed consolidated balance sheets to reflect the estimated fair value of the guaranty. Subsequent to September 30, 2013, we were released from our guarantee upon the sale of the land parcel to the third party and the termination of the related ground lease. See Note 16 to the condensed consolidated financial statements for additional information.
We have guaranteed 100% of the construction and land loans of West Melbourne, an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $43.6 million.  West Melbourne developed and operates Hammock Landing, a community center in West Melbourne, FL. The total amount outstanding on the loans at September 30, 2013 was $43.6 million. The guaranty will expire upon repayment of the debt.  The land loan, and the construction loan, representing $2.7 million and $40.9 million, respectively, of the amount outstanding at September 30, 2013, mature in November 2013. The construction loan has a one-year extension option available. We included an obligation of $0.5 million in the accompanying condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012 to reflect the estimated fair value of this guaranty. Subsequent to September 30, 2013, our guaranty on West Melbourne was reduced from 100% to 25% and we extended both loans to December 2013 while we work on refinancing.
We have guaranteed 100% of the construction loan of Port Orange, an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $62.5 million.  Port Orange developed and operates The Pavilion at Port Orange, a community center in Port Orange, FL.  The total amount outstanding at September 30, 2013 on the loan was $62.5 million. The guaranty will expire upon repayment of the debt.  The loan matures in March 2014 and has a one-year extension option available. We included an obligation of $1.0 million in the accompanying condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012 to reflect the estimated fair value of this guaranty. Subsequent to September 30, 2013, our guaranty on Port Orange was reduced from 100% to 25%,
We have guaranteed the lease performance of YTC, an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22.0 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to $10.0 million. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $17.2 million as of September 30, 2013.  We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty.  We did not include an obligation for this guaranty because we determined that the fair value of the guaranty was not material as of September 30, 2013 and December 31, 2012.
We have guaranteed 100% of a term loan for Gulf Coast, an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $6.4 million. The loan is for the third phase expansion of Gulf Coast Town Center, a shopping center located in Ft. Myers, FL. The total amount outstanding at September 30, 2013 on the loan was $6.4 million. The guaranty will expire upon repayment of the debt. The loan matures in July 2015. We did not include an obligation for this guaranty because we determined that the fair value of the guaranty was not material as of September 30, 2013 and December 31, 2012.
In March 2013, we guaranteed 100% of a construction loan for Fremaux, an unconsolidated affiliate in which we own a 65% interest, of which the maximum guaranteed amount is $46.0 million. The loan is for the development of Fremaux Town Center, a community center located in Slidell, LA. The total amount outstanding at September 30, 2013 on the loan was $11.4 million. The guaranty will expire upon repayment of the debt. The loan matures in March 2016 and has two one-year extension options for an outside maturity date of March 2018. We received a 1% fee for this guaranty when the loan was issued in March 2013 and have included an obligation of $0.5 million in the accompanying condensed consolidated balance sheet as of September 30, 2013 to reflect the estimated fair value of this guaranty.

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
Carrying Value of Long-Lived Assets
We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts or if there are other indicators of impairment. If it is determined that impairment has occurred, the amount of the impairment charge is equal to the excess of the asset’s carrying value over its estimated fair value.  We estimate fair value using the undiscounted cash flows expected to be generated by each property, which are based on a number of assumptions such as leasing expectations, operating budgets, estimated useful lives, future maintenance expenditures, intent to hold for use and capitalization rates, among others.  These assumptions are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated in our impairment analyses may not be achieved. See Note 3 and Note 4 to the condensed consolidated financial statements for impairment of long-lived assets for the three and nine month periods ended September 30, 2013.
Allowance for Doubtful Accounts
We periodically perform a detailed review of amounts due from tenants and others to determine if accounts receivable balances are impaired based on factors affecting the collectibility of those balances.  Our estimate of the allowance for doubtful accounts requires significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.  We recorded a provision for doubtful accounts of $1.0 million and $0.9 million for the nine months ended September 30, 2013 and 2012, respectively.
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
No impairments of investments in unconsolidated affiliates were incurred during the three and nine month periods ended September 30, 2013.

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
We received a partial legal settlement of $8.2 million in the third quarter of 2013 which is recorded in Interest and Other Income in the condensed consolidated financial statements. In the second quarter of 2013, we recorded a $2.4 million gain when a note related to our China investment, of which a portion was written down to its estimated fair value in 2009, was repaid in May 2013. We also recorded a $9.1 million loss on extinguishment of debt in the second quarter of 2013 due to the early retirement of debt on loans secured by two malls. Considering the significance and nature of these items, we believe it is important to identify the impact of these changes on our FFO measures for a reader to have a complete understanding of our results of operations. Therefore, we have also presented FFO, as adjusted, excluding these items.
FFO of the Operating Partnership increased to $110.7 million during the three months ended September 30, 2013 compared to $101.8 million in the prior-year period. Excluding the legal settlement, gain on investment and loss on extinguishment of debt, FFO of the Operating Partnership, as adjusted, for the three and nine month periods ended September 30, 2013 and 2012 was $102.5 million as compared to $101.7 million and $310.8 million as compared to $294.8 million, respectively. FFO was positively impacted by continued improvements in occupancy, new development, recent acquisitions and lower interest expense.

The reconciliation of FFO to net income attributable to common shareholders is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss) attributable to common shareholders	$23,101	$(2,520)	$42,692	$31,732
Noncontrolling interest in income of operating partnership	4,075	(1,776)	7,602	7,783
Depreciation and amortization expense of:
Consolidated properties	68,941	63,994	206,115	188,606
Unconsolidated affiliates	9,877	10,828	29,748	32,877
Discontinued operations	1,634	3,306	6,638	10,093
Non-real estate assets	(572)	(478)	(1,530)	(1,366)
Noncontrolling interests' share of depreciation and amortization	(1,403)	(1,208)	(4,292)	(3,537)
Loss on impairment of real estate, net of tax	5,234	29,773	26,051	29,969
Gain on depreciable property	(8)	—	(10)	(493)
Gain on discontinued operations, net of tax	(174)	(89)	(714)	(644)
Funds from operations of the Operating Partnership	110,705	101,830	312,300	295,020
Settlement revenue	(8,240)	—	(8,240)	—
Gain on investment	—	—	(2,400)	—
(Gain) loss on extinguishment of debt	—	(178)	9,108	(178)
Funds from operations of the Operating Partnership, as adjusted	$102,465	$101,652	$310,768	$294,842

The reconciliations of FFO of the Operating Partnership to FFO allocable to common shareholders, including and excluding the gain on investment and loss on extinguishment of debt, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Funds from operations of the Operating Partnership	$110,705	$101,830	$312,300	$295,020
Percentage allocable to common shareholders (1)	85.19%	83.43%	84.89%	80.30%
Funds from operations allocable to common shareholders	$94,310	$84,957	$265,111	$236,901

Funds from operations of the Operating Partnership, as adjusted	$102,465	$101,652	$310,768	$294,842
Percentage allocable to common shareholders (1)	85.19%	83.43%	84.89%	80.30%
Funds from operations allocable to Company shareholders, as adjusted	$87,290	$84,808	$263,811	$236,758

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

Interest Rate Risk

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at September 30, 2013, a 0.5% increase or decrease in interest rates on variable-rate debt would decrease or increase annual cash flows by approximately $7.4 million and $2.7 million, respectively, and increase or decrease annual interest expense, after the effect of capitalized interest, by approximately $7.3 million and $2.5 million, respectively.

Based on our proportionate share of total consolidated and unconsolidated debt at September 30, 2013, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $82.2 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $82.3 million.

ITEM 4:    Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, of the effectiveness of the design and operation of the Company's and the Operating Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's and the Operating Partnership's disclosure controls and procedures are effective to ensure that information that the Company and the Operating Partnership are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and to ensure that information we are required to disclose is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's or the Operating Partnership's internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In August 2013, TPD received a partial settlement of $8.2 million from certain of the defendants in the matter described in Note 12 to the condensed consolidated financial statements. Litigation continues with other defendants in the matter. There have been no other material developments during the nine months ended September 30, 2013 in the matters described in "Part I, Item 3 - Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations that are discussed under the caption “Risk Factors” in Part I, Item1A of our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to such risk factors since the filing of our Annual Report with the exception of the risk factors listed below, which have been updated to reflect risks associated with our investment grade ratings obtained in 2013.
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

•	additions or departures of key management personnel;

•	actions by institutional security holders;

•	proposed or adopted regulatory or legislative changes or developments;

•	speculation in the press or investment community;

•	changes in our credit ratings;

•	the occurrence of any of the other risk factors included in, or incorporated by reference in, this report; and

•	general market and economic conditions.
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
In May 2013, we received an investment grade rating of Baa3 with a stable outlook from Moody's. In July 2013, we also received an IDR of BBB- with a stable outlook and a senior unsecured notes rating of BBB- from Fitch. However, there can be no assurance that we will be able to maintain these ratings. In conjunction with the receipt of our May 2013 rating from Moody's, we made a one-time irrevocable election to use our credit rating to determine the interest rate on our three unsecured credit facilities. With this election and so long as we maintain a Baa3 rating with Moody's or a BBB- rating from Fitch, borrowings under our three unsecured credit facilities bear interest at LIBOR plus 140 basis points. If both of our credit ratings decline, the interest rate on our unsecured credit facilities would bear interest at LIBOR plus 175 basis points, which would increase our borrowing costs. Additionally, a downgrade in our credit ratings may adversely impact our ability to obtain financing and limit our access to capital.
ITEM 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1–31, 2013	—	$—	—	$—
August 1–31, 2013	—	—	—	—
September 1–30, 2013	94	21.54	—	—
Total	94	$21.54	—	$—

(1)	Represents shares surrendered to the Company by employees to satisfy federal and state income tax with requirements related to the vesting of shares of restricted stock.
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

SIGNATURES

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
Farzana K. Mitchell
Executive Vice President -
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)

CBL & ASSOCIATES LIMITED PARTNERSHIP

By: CBL HOLDINGS I, INC., its general partner

/s/ Farzana K. Mitchell
_____________________________________
Farzana K. Mitchell
Executive Vice President -
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)

Date: November 12, 2013

INDEX TO EXHIBITS

Exhibit Number	Description
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of CBL & Associates Properties, Inc,
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of CBL & Associates Limited Partnership
12.3	Computation of Ratio of Earnings to Fixed Charges of CBL & Associates Properties, Inc,
12.4	Computation of Ratio of Earnings to Fixed Charges of CBL & Associates Limited Partnership
31.1
Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Properties, Inc.

31.2
Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Properties, Inc.

31.3
Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Limited Partnership

31.4
Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Limited Partnership

32.1
Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Properties, Inc.

32.2
Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Properties, Inc.

32.3
Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Limited Partnership

32.4
Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Limited Partnership

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document