Form 10-K
period 2013-12-31
CBL & ASSOCIATES PROPERTIES INC; CBL & ASSOCIATES LIMITED PARTNERSHIP
filed 2014-03-03
CIK 910612, 915140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____________ TO _______________

COMMISSION FILE NO. 1-12494 (CBL & ASSOCIATES PROPERTIES, INC.)
COMMISSION FILE NO. 333-182515-01 (CBL & ASSOCIATES LIMITED PARTNERSHIP)
______________

CBL & ASSOCIATES PROPERTIES, INC.
CBL & ASSOCIATES LIMITED PARTNERSHIP
(Exact Name of Registrant as Specified in Its Charter)

Delaware (CBL & Associates Properties, Inc.) Delaware (CBL & Associates Limited Partnership) (State or other jurisdiction of incorporation or organization)	62-1545718 62-1542285 (I.R.S. Employer Identification No.)

2030 Hamilton Place Blvd., Suite 500 Chattanooga, TN (Address of principal executive offices)	37421 (Zip Code)
Registrant’s telephone number, including area code:  423.855.0001
Securities registered pursuant to Section 12(b) of the Act:
CBL & Associates Properties, Inc.:

Title of each Class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
7.375% Series D Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange
6.625% Series E Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange

CBL & Associates Limited Partnership: None

Securities registered pursuant to Section 12(g) of the Act:
CBL & Associates Properties, Inc.: None
CBL & Associates Limited Partnership: None

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

The aggregate market value of the 169,529,371 shares of CBL & Associates Properties, Inc.'s common stock held by non-affiliates of the registrant as of June 30, 2013 was $3,567,059,127, based on the closing price of $21.42 per share on the New York Stock Exchange on June 28, 2013. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)

As of February 24, 2014, 170,266,519 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CBL & Associates Properties, Inc.’s Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2013 of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the "Company" mean CBL & Associates Properties, Inc. and its subsidiaries. References to the "Operating Partnership" mean CBL & Associates Limited Partnership and its subsidiaries. The terms "we," "us" and "our" refer to the Company or the Company and the Operating Partnership collectively, as the context requires.
The Company is a real estate investment trust ("REIT") whose stock is traded on the New York Stock Exchange. The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At December 31, 2013, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 84.2% limited partner interest for a combined interest held by the Company of 85.2%.
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
We believe that combining the two annual reports on Form 10-K for the Company and the Operating Partnership provides the following benefits:

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
To help investors understand the differences between the Company and the Operating Partnership, this report provides separate consolidated financial statements for the Company and the Operating Partnership. Noncontrolling interests, shareholders' equity and partners' capital are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. A single set of notes to consolidated financial statements is presented that includes separate discussions for the Company and the Operating Partnership, when applicable. A combined Management's Discussion and Analysis of Financial Condition and Results of Operations section is also included that presents combined information and discrete information related to each entity, as applicable.
In order to highlight the differences between the Company and the Operating Partnership, this report includes the following sections that provide separate financial information for the Company and the Operating Partnership:

•	consolidated financial statements;

•
certain accompanying notes to consolidated financial statements, including Note 2- Summary of Significant Accounting Policies, Note 6 - Mortgage and Other Indebtedness, Note 7 - Shareholders' Equity and Partners' Capital and Note 8 - Redeemable Interests and Noncontrolling Interests;

•	selected financial data in Item 6 of this report;

•	controls and procedures in Item 9A of this report; and

•	certifications of the Chief Executive Officer and Chief Financial Officer included as Exhibits 31.1 through 32.4.

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

Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained.  It is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties. In addition to the risk factors discussed in Part I, Item 1A of this report, such known risks and uncertainties include, without limitation:

•	general industry, economic and business conditions;

•	interest rate fluctuations;

•	costs and availability of capital and capital requirements;

•	costs and availability of real estate;

•	inability to consummate acquisition opportunities and other risks associated with acquisitions;

•	competition from other companies and retail formats;

•	changes in retail demand and rental rates in our markets;

•	shifts in customer demands;

•	tenant bankruptcies or store closings;

•	changes in vacancy rates at our Properties;

•	changes in operating expenses;

•	changes in applicable laws, rules and regulations;

•	sales of real property;

•	changes in our credit ratings; and

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

PART I

ITEM 1. BUSINESS

Background
 CBL & Associates Properties, Inc. (“CBL”) was organized on July 13, 1993, as a Delaware corporation, to acquire substantially all of the real estate properties owned by CBL & Associates, Inc., which was formed by Charles B. Lebovitz in 1978, and by certain of its related parties.  On November 3, 1993, CBL completed an initial public offering (the “Offering”). Simultaneous with the completion of the Offering, CBL & Associates, Inc., its shareholders and affiliates and certain senior officers of the Company (collectively, “CBL’s Predecessor”) transferred substantially all of their interests in its real estate properties to CBL & Associates Limited Partnership (the “Operating Partnership”) in exchange for common units of limited partner interest in the Operating Partnership. The interests in the Operating Partnership contain certain conversion rights that are more fully described in Note 7 to the consolidated financial statements. The terms "we," "us" and "our" refer to the Company or the Company and the Operating Partnership collectively, as the context requires.

The Company’s Business
We are a self-managed, self-administered, fully integrated REIT. We own, develop, acquire, lease, manage, and operate regional shopping malls, open-air centers, associated centers, community centers and office properties. Our Properties are located in 27 states, but are primarily in the southeastern and midwestern United States. We have elected to be taxed as a REIT for federal income tax purposes.

 We conduct substantially all of our business through the Operating Partnership. We are the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. CBL Holdings I, Inc. is the sole general partner of the Operating Partnership. At December 31, 2013, CBL Holdings I, Inc. owned a 1.0% general partner interest and CBL Holdings II, Inc. owned a 84.2% limited partner interest in the Operating Partnership, for a combined interest held by us of 85.2%.
As of December 31, 2013, we owned:

▪
controlling interests in 75 regional malls/open-air and outlet centers (including one mixed-use center) and noncontrolling interests in 9 regional malls/open-air centers (the “Malls”), controlling interests in 25 associated centers and noncontrolling interests in 4 associated centers (the “Associated Centers”), controlling interests in 7 community centers and noncontrolling interests in 4 community centers (the “Community Centers”), and controlling interests in 8 office buildings which include our corporate office building, and noncontrolling interests in 5 office buildings (the “Office Buildings”);

▪
controlling interests in two mall redevelopments and one outlet center, owned in a 65%/35% joint venture, and a noncontrolling interest in one community center development under construction at December 31, 2013 (the "Construction Properties"), as well as options to acquire certain shopping center development sites owned by third parties; and

▪
mortgages on five Properties, each of which is collateralized by either a first mortgage, a second mortgage or by assignment of 100% of the ownership interests in the underlying real estate and related improvements (the “Mortgages”).

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
The Management Company manages all but seven of the Properties. Governor’s Square and Governor’s Plaza in Clarksville, TN and Kentucky Oaks Mall in Paducah, KY are all owned by unconsolidated joint ventures and are managed by a property manager that is affiliated with the third party managing general partner, which receives a fee for its services. The managing general partner of each of these Properties controls the cash flow distributions, although our approval is required for certain major decisions.  The Outlet Shoppes at Oklahoma City in Oklahoma City, OK, The Outlet Shoppes at Gettysburg in Gettysburg, PA, The Outlet Shoppes at El Paso in El Paso, TX and The Outlet Shoppes at Atlanta in Woodstock, GA are owned by consolidated joint ventures and managed by a property manager that is affiliated with the third party partner, which receives a fee for its services.
Revenues are primarily derived from leases with retail tenants and generally include fixed minimum rents, percentage rents based on tenants’ sales volumes and reimbursements from tenants for expenditures related to real estate taxes, insurance, common area maintenance and other recoverable operating expenses, as well as certain capital expenditures. We also generate revenues from management, leasing and development fees, advertising, sponsorships, sales of peripheral land at the Properties and from sales of operating real estate assets when it is determined that we can realize an appropriate value for the assets. Proceeds from such sales are generally used to retire related indebtedness or reduce outstanding balances on our credit facilities.

The following terms used in this Annual Report on Form 10-K will have the meanings described below:

▪	GLA – refers to gross leasable area of retail space in square feet, including anchors and mall tenants.

▪	Anchor – refers to a department store, other large retail store or theater greater than or equal to 50,000 square feet.

▪	Junior Anchor - non-traditional department store, retail store or theater comprising more than 20,000 square feet and less than 50,000 square feet.

▪	Freestanding – property locations that are not attached to the primary complex of buildings that comprise the mall shopping center.

▪	Outparcel – land used for freestanding developments, such as retail stores, banks and restaurants, which are generally on the periphery of the Properties.

Significant Markets and Tenants

Top Five Markets
Our top five markets, based on percentage of total revenues, were as follows for the year ended December 31, 2013:

Market	Percentage of Total Revenues
St. Louis, MO	8.1%
Chattanooga, TN	3.8%
Madison, WI	3.4%
Lexington, KY	2.8%
Winston-Salem, NC	2.6%

Top 25 Tenants
 Our top 25 tenants based on percentage of total revenues were as follows for the year ended December 31, 2013:

Tenant	Number of Stores	Square Feet	Percentage of Total Revenues
Limited Brands, LLC (1)	162	835,292	3.38%
Foot Locker, Inc.	148	609,465	2.43%
AE Outfitters Retail Company	85	509,051	2.19%
Ascena Retail Group, Inc. (2)	180	900,378	2.17%
The Gap, Inc.	73	809,662	1.76%
Signet Jewelers Limited (3)	107	202,115	1.66%
Genesco Inc. (4)	196	305,028	1.64%
Dick's Sporting Goods, Inc. (5)	25	1,394,109	1.52%
JC Penney Company, Inc. (6)	71	8,168,179	1.52%
Abercrombie & Fitch, Co.	63	425,775	1.40%
Aeropostale, Inc.	96	349,905	1.37%
Luxottica Group, S.P.A. (7)	126	275,475	1.34%
Zale Corporation	122	127,966	1.26%
Express Fashions	46	376,921	1.25%
Finish Line, Inc.	64	335,672	1.23%
Charlotte Russe Holding, Inc.	53	356,363	1.18%
Forever 21 Retail, Inc.	23	421,545	1.04%
New York & Company, Inc.	44	304,084	1.03%
Best Buy Co., Inc. (8)	63	519,556	1.01%
The Buckle, Inc.	50	254,020	1.01%
The Children's Place Retail Stores, Inc.	62	271,634	0.86%
Sun Capital Partners, Inc. (9)	44	620,726	0.86%
Claire's Stores, Inc.	115	140,552	0.85%
Barnes & Noble Inc.	19	579,099	0.79%
Shoe Show, Inc.	49	557,684	0.77%
	2,086	19,650,256	35.52%

(1)	Limited Brands, LLC operates Victoria's Secret and Bath & Body Works.

(2)	Ascena Retail Group, Inc. operates Justice, Dressbarn, Maurices, Lane Bryant, Catherines and Fashion Bug.

(3)	Signet Jewelers Limited operates Kay Jewelers, Marks & Morgan, JB Robinson, Shaw's Jewelers, Osterman's Jewelers, LeRoy's Jewelers, Jared Jewelers, Belden Jewelers and Rogers Jewelers.

(4)	Genesco Inc. operates Journey's, Jarman, Underground Station, Hat World, Lids, Hat Zone, and Cap Factory stores.

(5)	Dick's Sporting Goods, Inc. operates Dick's Sporting Goods, Field & Stream and Golf Galaxy Stores.

(6)	JC Penney Company, Inc. owns 33 of these stores. In January 2014, JC Penney Company, Inc. announced plans to close three leased stores and one owned store in 2014.

(7)	Luxottica Group, S.P.A. operates Lenscrafters, Sunglass Hut, and Pearle Vision.

(8)	Best Buy Co., Inc. operates Best Buy and Best Buy Mobile.

(9)	Sun Capital Partners, Inc. operates Gordmans, Limited Stores, Fazoli's Restaurants, Smokey Bones, and Bar Louie Restaurants.

Growth Strategy

Our objective is to achieve growth in funds from operations (see page 78 for a discussion of funds from operations) by maximizing cash flows through a variety of methods as further discussed below.

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
Redevelopments
Redevelopments represent situations where we capitalize on opportunities to add incremental square footage or increase the productivity of previously occupied space through aesthetic upgrades, retenanting and/or changing the retail use of the space. Many times, redevelopments result from acquiring possession of anchor space and subdividing it into multiple spaces. The following presents the redevelopments we completed during 2013 and those under construction at December 31, 2013 (dollars in thousands):

Property	Location	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Actual/ Expected Opening Date	Initial Unleveraged Yield
Completed in 2013:
Monroeville Mall - JC Penney/Cinemark (3)	Pittsburgh, PA	78,223	$26,178	$22,592	October-12/ November-13	7.6%
Northgate Mall - The Shoppes at Northgate	Chattanooga, TN	75,018	6,105	5,748	September-13	9.2%
Southpark Mall - Dick's Sporting Goods	Colonial Heights, VA	85,322	9,379	7,922	July-13	7.4%
		238,563	$41,662	$36,262
Currently under construction:
College Square - Longhorn Steakhouse & T.J. Maxx	Morristown, TN	30,271	$3,229	$2,134	Spring-14	10.0%
Northgate Mall - Burlington	Chattanooga, TN	78,021	7,826	374	Fall-14	7.2%
		108,292	$11,055	$2,508

(1)	Total cost is presented net of reimbursements to be received.

(2)	Cost to date does not reflect reimbursements until they are received.

(3)	JC Penney opened in October 2012 and Cinemark opened in JC Penney's former space in November 2013.
Our total cost of the redevelopment projects completed in 2013 was $36.3 million. Our total investment upon completion of redevelopment projects that are under construction as of December 31, 2013 is projected to be $11.1 million.

Renovations
Renovations usually include remodeling and upgrading existing facades, uniform signage, new entrances and floor coverings, updating interior décor, resurfacing parking lots and improving the lighting of interiors and parking lots. Renovations can result in attracting new retailers, increased rental rates, sales and occupancy levels and maintaining the Property's market dominance. Our 2013 renovation program included upgrades at five of our malls including Friendly Center in Greensboro, NC; Greenbrier Mall in Chesapeake, VA; Acadiana Mall in Lafayette, LA; Northgate Mall in Chattanooga, TN and Mid Rivers Mall in St. Peters, MO. Our 2014 renovation program includes upgrades at five of our malls. Renovations are scheduled to be completed in 2014 at Governor's Square in Clarksville, TN; Volusia Mall in Daytona Beach, FL; Richland Mall in Waco, TX; Janesville Mall in Janesville, WI and Old Hickory Mall in Jackson, TN. Renovation expenditures for 2013 and 2014 also include certain capital expenditures related to the parking decks at West County Center.
We invested $36.6 million in renovations in 2013. The total investment in the renovations that are scheduled for 2014 is projected to be $27.4 million.

Development of New Retail Properties and Expansions
In general, we seek development opportunities in middle-market trade areas that we believe are under-served by existing retail operations. These middle-markets must also have sufficient demographics to provide the opportunity to effectively maintain a competitive position. The following presents the new developments we opened during 2013 and those under construction at December 31, 2013 (dollars in thousands):

Property	Location	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Actual/ Expected Opening Date	Initial Unleveraged Yield
Completed in 2013:
The Crossings at Marshalls Creek	Middle Smithfield, PA	104,525	$18,983	$21,807	June-13	9.8%
The Outlet Shoppes at Atlanta (3)	Woodstock, GA	370,456	80,490	71,398	July-13	11.7%
		474,981	$99,473	$93,205

Currently under construction:
Fremaux Town Center - Phase I (4)	Slidell, LA	333,636	$52,269	$43,830	March-14	8.5%
The Outlet Shoppes at Louisville (4)	Simpsonville, KY	374,724	80,472	41,033	August-14	10.2%
		708,360	$132,741	$84,863

(1)	Total cost is presented net of reimbursements to be received.

(2)	Cost to date does not reflect reimbursements until they are received.

(3)	This Property is a 75/25 joint venture. Total cost and cost to date are reflected at 100%.

(4)	These Properties are 65/35 joint ventures. Total cost and cost to date are reflected at 100%.
We can also generate additional revenues by expanding a Property through the addition of department stores, mall stores and large retail formats. An expansion also protects the Property's competitive position within its market. The following presents the expansions that were completed during 2013 (dollars in thousands):

Property	Location	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Opening Date	Initial Unleveraged Yield
Completed in 2013:
Cross Creek Mall - The District	Fayetteville, NC	45,620	$15,831	$10,851	November-13	9.8%
The Shoppes at Southaven Towne Center - Phase II	Southaven, MS	22,925	3,968	3,372	November-13	12.2%
South County Center - Dick's Sporting Goods	St. Louis, MO	50,000	8,051	6,365	November-13	9.5%
Volusia Mall - Restaurant District	Daytona Beach, FL	27,500	7,114	5,805	November-13	10.4%
West Towne Mall - ULTA & Lane Bryant	Madison, WI	22,500	5,454	4,002	September-13	11.8%
		168,545	$40,418	$30,395

(1)	Total cost is presented net of reimbursements to be received.

(2)	Cost to date does not reflect reimbursements until they are received.

The total cost of the new Properties and expansions that opened in 2013 was $139.9 million, our share of which is $119.8 million. The cost of the new Properties under construction as of December 31, 2013 is projected to be $132.7 million, our share of which is $86.3 million.

Shadow Development Pipeline
Our shadow pipeline consists of projects for Properties on which we have completed initial project analysis and design but which have not commenced construction as of December 31, 2013. The following presents our shadow development pipeline at December 31, 2013 (dollars in thousands):

Property	Location	Total Project Square Feet	Estimated Total Cost (1)	Expected Opening Date	Initial Unleveraged Yield
Outlet Centers:
The Outlet Shoppes at El Paso - Phase II (2)	El Paso, TX	45,000	$7,000 - $8,000	2014	10% - 12%
The Outlet Shoppes at Oklahoma City - Phase III (2)	Oklahoma City, OK	35,000	$5,000 - $5,800	2014	9% - 12%
		80,000	$12,000 - $13,800
Community Center:
Fremaux Town Center - Phase II (3)	Slidell, LA	265,000	$30,000 - $40,000	2015	9% - 10%

Associated Center:
West Towne Crossing - Nordstrom Rack	Madison, WI	30,750	$5,000 - $6,000	Fall 2014	9% - 10%

Mall Redevelopment:
CoolSprings Galleria - Sears Redevelopment	Nashville, TN	160,000	$50,000 - $60,000	2015/2016	7%
Fayette Mall - Sears Redevelopment	Lexington, KY	115,000	$65,000 - $75,000	2015	7%
Monroeville Mall - Dick's Sporting Goods	Pittsburgh, PA	85,000	$9,000 - $9,500	2014	8% - 9%
		360,000	$124,000 - $144,500

		735,750	$171,000 - $204,300
(1)Total cost is presented net of reimbursements to be received.
(2)These Properties are 75/25 joint ventures. Total cost and cost to date are reflected at 100%.
(3)This Property is a 65/35 joint venture. Total cost and cost to date are reflected at 100%.

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
Competition
The Properties compete with various shopping facilities in attracting retailers to lease space. In addition, retailers at our Properties face competition from discount shopping centers, outlet centers, wholesale clubs, direct mail, television shopping networks, the internet and other retail shopping developments. The extent of the retail competition varies from market to market. We work aggressively to attract customers through marketing promotions and campaigns. Many of our retailers have adopted an omni-channel approach which leverages sales through both on-line and in-store retailing channels.
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

Recent Developments
Impairment Losses
During the year ended December 31, 2013, we recorded a loss on impairment totaling $75.2 million. Of this total, $5.2 million is attributable to a portfolio sale of six Properties which were sold in 2013 and included in discontinued operations, $67.7 million is attributable to two existing Properties, $1.8 million relates to the sale of an outparcel and $0.5 million represents the write-down of the depreciated book value of the corporate airplane owned by the Management Company to its fair value at its trade-in date.
Acquisition
In the second quarter of 2013, we acquired the remaining 51.0% interest in Kirkwood Mall in Bismarck, ND for $61.1 million, including the assumption of $20.6 million in debt.

Dispositions
We sold three malls, three associated centers and five office buildings in 2013 for an aggregate gross sales price of $220.4 million, less commissions and closing costs generating an aggregate $215.5 million of net proceeds. Additionally, we sold a parcel of land, which a third party development company had been ground leasing, for $22.4 million, which consisted of $15.0 million in cash and a promissory note of $7.4 million.

Financing and Capital Markets Activity
2013 was a transformational year as we achieved many of our financing objectives and long-term goals ahead of schedule. Highlights of financing and capital markets activity for the year ended December 31, 2013 include the following:

•	Received investment grade ratings from Moody's Investors Service ("Moody's") and Fitch Ratings ("Fitch");

•	Added the Operating Partnership as a public registrant and completed a $450.0 million 5.250% senior unsecured notes offering due in 2023 (the "Notes");

•	Initiated a $300.0 million at-the-market ("ATM") equity program which, through the issuance of 8.4 million shares of common stock, generated $209.6 million in net proceeds;

•
Redeemed all outstanding perpetual preferred joint venture units ("PJV units") of our joint venture, CW Joint Venture, LLC ("CWJV") with Westfield Group ("Westfield"), which were originally issued in 2007 in conjunction with the acquisition of four malls, for $413.0 million;

•	Converted our third credit facility from secured to unsecured with a capacity of $100.0 million;

•	Closed on two unsecured term loans totaling $450.0 million and retired a $228.0 million unsecured term loan;

•	Completed financing of $416.6 million on new and extended loans on eight Properties owned in joint ventures and retired over $290.0 million in wholly-owned property-specific loans; and

•	Increased our quarterly dividend by 6.5% in the fourth quarter of 2013 to $0.245 per share from $0.23 per share.
Equity
Common Stock

Our authorized common stock consists of 350,000,000 shares at $0.01 par value per share. We had 170,048,144 and 161,309,652 shares of common stock issued and outstanding as of December 31, 2013 and 2012, respectively.

Preferred Stock

Our authorized preferred stock consists of 15,000,000 shares at $0.01 par value per share. A description of our cumulative redeemable preferred stock is listed below.
In October 2012, we completed an underwritten public offering of 6,900,000 depositary shares, each representing 1/10th of a share of our newly designated 6.625% Series E Cumulative Redeemable Preferred Stock (the "Series E Preferred Stock") at $25.00 per depositary share. We received net proceeds from the offering of approximately $166.6 million after deducting the underwriting discount and offering expenses. A portion of the net proceeds from this offering was used to redeem all our outstanding 7.75% Series C Cumulative Redeemable Preferred Stock (the "Series C Shares") with a liquidation preference of

$115.0 million and $0.9 million related to accrued and unpaid dividends for an aggregate redemption amount of $115.9 million. The remaining net proceeds of $50.7 million were used to reduce outstanding balances on our credit facilities. We will pay cumulative dividends on the Series E Preferred Stock from the date of original issuance in the amount of $1.65625 per depositary share each year, which is equivalent to 6.625% of the $25.00 liquidation preference per depositary share. We may not redeem the Series E Preferred Stock before October 12, 2017, except in limited circumstances to preserve our REIT status or in connection with a change of control. On or after October 12, 2017, we may, at our option, redeem the Series E Preferred Stock in whole at any time or in part from time to time by paying $25.00 per depositary share, plus any accrued and unpaid dividends up to, but not including, the date of redemption. The Series E Preferred Stock generally has no stated maturity and will not be subject to any sinking fund or mandatory redemption. The Series E Preferred Stock is not convertible into any of our securities, except under certain circumstances in connection with a change of control. Owners of the depositary shares representing Series E Preferred Stock generally have no voting rights except under dividend default.
We had 18,150,000 depositary shares outstanding, each representing 1/10th of a share of our 7.375% Series D Cumulative Redeemable Preferred Stock (the "Series D Preferred Stock") with a par value of $0.01 per share, as of December 31, 2013 and 2012. The Series D Preferred Stock has a liquidation preference of $250.00 per share ($25.00 per depositary share). The dividends on the Series D Preferred Stock are cumulative, accrue from the date of issuance and are payable quarterly in arrears at a rate of $18.4375 per share ($1.84375 per depositary share) per annum. The Series D Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and is not convertible into any other securities. We may redeem shares, in whole or in part, at any time for a cash redemption price of $250.00 per share ($25.00 per depositary share) plus accrued and unpaid dividends.
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

Employees

CBL does not have any employees other than its statutory officers.  Our Management Company currently has 663 full-time and 198 part-time employees. None of our employees are represented by a union.

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
We own partial interests in 16 malls, 8 associated centers, 7 community centers and 8 office buildings. Governor’s Square and Governor’s Plaza in Clarksville, TN and Kentucky Oaks Mall in Paducah, KY are all owned by unconsolidated joint ventures and are managed by a property manager that is affiliated with the third party managing general partner, which receives a fee for its services. The managing general partner of each of these Properties controls the cash flow distributions, although our approval is required for certain major decisions.  The Outlet Shoppes at Oklahoma City in Oklahoma City, OK, The Outlet Shoppes at Gettysburg in Gettysburg, PA, The Outlet Shoppes at El Paso in El Paso, TX and The Outlet Shoppes at Atlanta in Woodstock, GA are owned by consolidated joint ventures and managed by a property manager that is affiliated with the third party partner, which receives a fee for its services.
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
We believe that our Properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. As of December 31, 2013, we have recorded in our consolidated financial statements a liability of $2.9 million related to potential future asbestos abatement activities at our Properties which are not expected to have a material impact on our financial condition or results of operations. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former Properties. Therefore, we have not recorded any liability related to hazardous or toxic substances. Nevertheless, it is possible that the environmental assessments available to us do not reveal all potential environmental liabilities. It is also possible that subsequent investigations will identify material contamination, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties has not been or will not be affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties or by third parties unrelated to us, the Operating Partnership or the relevant Property's partnership.

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
Additionally, in the event that our Properties are not fully occupied, we would be required to pay the portion of any operating, redevelopment or renovation expenses allocable to the vacant space(s) that would otherwise typically be paid by the residing tenant(s). Our cost recovery ratio was 97.9% for 2013.
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
We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts or if there are other indicators of impairment. If it is determined that an impairment has occurred, the amount of the impairment charge is equal to the excess of the asset's carrying value over its estimated fair value, which could have a material adverse effect on our financial results in the accounting period in which the adjustment is made. Our estimates of undiscounted cash flows expected to be generated by each Property are based on a number of assumptions such as leasing expectations, operating budgets, estimated useful lives, future maintenance expenditures, intent to hold for use and capitalization rates. These assumptions are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates and costs to operate each Property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated in our impairment analyses may not be achieved. For the year ended December 31, 2013, we recorded a loss on impairment of real estate totaling $75.2 million. As described in Note 3 to the consolidated financial statements, we recognized a total of $5.2 million in impairment of real estate, which is included in discontinued operations in our consolidated statements of operations, related to six Properties that were sold in 2013. Additionally for the year ended December 31, 2013, as described in Note 15 to the consolidated financial statements, we recorded a loss on impairment of real estate of $67.7 million for two of our Properties, $1.8 million related to the sale of an outparcel and $0.5 million represents the write-down of the depreciated book value of the corporate airplane owned by the Management Company to its fair value at its trade-in date.
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
At December 31, 2013, our total share of consolidated and unconsolidated debt outstanding was approximately $5,507.0 million, which represented approximately 56.7% of our total market capitalization at that time. Our total share of consolidated and unconsolidated debt maturing in 2014, 2015 and 2016, giving effect to all maturity extensions that are available at our election, was approximately $196.7 million, $709.3 million, and $855.2 million, respectively. Our leverage could have important consequences. For example, it could:

•	result in the acceleration of a significant amount of debt for non-compliance with the terms of such debt or, if such debt contains cross-default or cross-acceleration provisions, other debt;

•
result in the loss of assets due to foreclosure or sale on unfavorable terms, which could create taxable income without accompanying cash proceeds, which could hinder the Company's ability to meet the REIT distribution requirements imposed by the Internal Revenue Code;

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
As of December 31, 2013, our total share of consolidated and unconsolidated variable rate debt was $950.2 million. Increases in interest rates will increase our cash interest payments on the variable rate debt we have outstanding from time to time. If we do not have sufficient cash flow from operations, we might not be able to make all required payments of principal and interest on our debt, which could result in a default or have a material adverse effect on our financial condition and results of operations, and which might adversely affect our cash flow and our ability to make distributions to shareholders. These significant debt payment obligations might also require us to use a significant portion of our cash flow from operations to make interest and principal payments on our debt rather than for other purposes such as working capital, capital expenditures or distributions on our common equity.
Adverse changes in our credit ratings could negatively affect our borrowing costs and financing ability.
In May 2013, we received an investment grade rating of Baa3 with a stable outlook from Moody’s. In July 2013, we also received an issuer default rating ("IDR") of BBB- with a stable outlook and a senior unsecured notes rating of BBB- from Fitch. However, there can be no assurance that we will be able to maintain these ratings. In conjunction with the receipt of our May 2013 rating from Moody’s, we made a one-time irrevocable election to use our credit rating to determine the interest rate on our three unsecured credit facilities. With this election and so long as we maintain our current credit ratings, borrowings under our three unsecured credit facilities bear interest at LIBOR plus 140 basis points. We also have an unsecured term loan that bears interest at LIBOR plus 150 basis points based on our current credit ratings. If both of our credit ratings decline, the interest rate on our unsecured credit facilities and unsecured term loan would bear interest at LIBOR plus 175 basis points and LIBOR plus 200 basis points, respectively, which would increase our borrowing costs. Additionally, a downgrade in our credit ratings may adversely impact our ability to obtain financing and limit our access to capital.
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
Our credit facilities require us to satisfy certain affirmative and negative covenants and to meet numerous financial tests, and also contain certain default and cross-default provisions as described in more detail in Note 6 to the consolidated financial statements. Our credit facilities also restrict our ability to enter into any transaction that could result in certain changes in our ownership or structure as described under the heading “Change of Control/Change in Management” in the agreements to the credit facilities. The financial covenants under the unsecured credit facilities require, among other things, that our debt to total asset value ratio, as defined in the agreements to our unsecured credit facilities, be less than 60%, that our ratio of unencumbered asset value to unsecured indebtedness, as defined, be greater than 1.60, that our ratio of unencumbered net operating income ("NOI") to unsecured interest expense, as defined, be greater than 1.75, and that our ratio of earnings before income taxes, depreciation and amortization ("EBITDA") to fixed charges (debt service), as defined, be greater than 1.50. Compliance with each of these ratios is dependent upon our financial performance. The debt to total asset value ratio is based, in part, on applying a capitalization rate to EBITDA as defined in the agreements to our credit facilities. Based on this calculation method, decreases in EBITDA would result in an increased debt to total asset value ratio, assuming overall debt levels remain constant. If any future failure to comply with one or more of these covenants resulted in the loss of these credit facilities and we were unable to obtain suitable replacement financing, such loss could have a material, adverse impact on our financial position and results of operations.
RISKS RELATED TO THE OPERATING PARTNERSHIP'S NOTES
CBL has no significant operations and no material assets other than its indirect investment in the Operating Partnership; therefore, the limited guarantee of the Notes does not provide material additional credit support.
The limited guarantee provides that the Notes are guaranteed by CBL for any losses suffered by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. However, CBL has no significant operations and no material assets other than its indirect investment in the Operating Partnership. Furthermore, the limited guarantee of the Notes is effectively subordinated to all existing and future liabilities and preferred equity of the Company's subsidiaries (including the Operating Partnership (except as to the Notes) and any entity the Company accounts for under the equity method of accounting) and any of the Company's secured debt, to the extent of the value of the assets securing any such indebtedness. Due to the narrow scope of the limited guarantee, the lack of significant operations or assets at CBL other than its indirect investment in the Operating Partnership and the structural subordination of the limited guarantee to the liabilities and any preferred equity of the Company's subsidiaries, the limited guarantee does not provide material additional credit support.

Our substantial indebtedness could materially and adversely affect us and the ability of the Operating Partnership to meet its debt service obligations under the notes.
Our level of indebtedness and the limitations imposed on us by our debt agreements could have significant adverse consequences to holders of the Notes, including the following:

•
our cash flow may be insufficient to meet our debt service obligations with respect to the Notes and our other indebtedness, which would enable the lenders and other debtholders to accelerate the maturity of their indebtedness, or be insufficient to fund other important business uses after meeting such obligations;

•	we may be unable to borrow additional funds as needed or on favorable terms;

•
we may be unable to refinance our indebtedness at maturity or earlier acceleration, if applicable, or the refinancing terms may be less favorable than the terms of our original indebtedness or otherwise be generally unfavorable;

•	because a significant portion of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense;

•	we may be forced to dispose of one or more of our Properties, possibly on disadvantageous terms;

•	we may default on our other unsecured indebtedness;

•
we may default on our secured indebtedness and the lenders may foreclose on our Properties or our interests in the entities that own the Properties that secure such indebtedness and receive an assignment of rents and leases; and

•	we may violate restrictive covenants in our debt agreements, which would entitle the lenders and other debtholders to accelerate the maturity of their indebtedness.
If any one of these events were to occur, our business, financial condition, liquidity, results of operations and prospects, as well as the Operating Partnership's ability to satisfy its obligations with respect to the Notes, could be materially and adversely affected. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, a circumstance which could hinder the Company's ability to meet the REIT distribution requirements imposed by the Internal Revenue Code.
The structural subordination of the Notes may limit the Operating Partnership's ability to meet its debt service obligations under the Notes.
The Notes are the Operating Partnership's unsecured and unsubordinated indebtedness and rank equally with the Operating Partnership's existing and future unsecured and unsubordinated indebtedness, and are effectively junior to all liabilities and any preferred equity of the Operating Partnership's subsidiaries and to all of the Operating Partnership's indebtedness that is secured by the Operating Partnership's assets, to the extent of the value of the assets securing such indebtedness. While the indenture governing the Notes limits our ability to incur additional secured indebtedness in the future, it will not prohibit us from incurring such indebtedness if we are in compliance with certain financial ratios and other requirements at the time of its incurrence. In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to us, the holders of any secured indebtedness will be entitled to proceed directly against the collateral that secures the secured indebtedness. Therefore, such collateral will not be available for satisfaction of any amounts owed under our unsecured indebtedness, including the Notes, until such secured indebtedness is satisfied in full.
The Notes also are effectively subordinated to all liabilities, whether secured or unsecured, and any preferred equity of the subsidiaries of the Operating Partnership. In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to any such subsidiary, the Operating Partnership, as an equity owner of such subsidiary, and therefore holders of our debt, including the Notes, will be subject to the prior claims of such subsidiary's creditors, including trade creditors, and preferred equity holders. Furthermore, while the indenture governing the Notes limits the ability of our subsidiaries to incur additional unsecured indebtedness in the future, it does not prohibit our subsidiaries from incurring such indebtedness if such subsidiaries are in compliance with certain financial ratios and other requirements at the time of its incurrence.
We may not be able to generate sufficient cash flow to meet our debt service obligations.
Our ability to meet our debt service obligations on and to refinance our indebtedness and to fund our operations, working capital, acquisitions, capital expenditures and other important business uses, depends on our ability to generate sufficient cash flow in the future. To a certain extent, our cash flow is subject to general economic, industry, financial, competitive, operating, legislative, regulatory and other factors, many of which are beyond our control.
We cannot be certain that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us in an amount sufficient to enable us to meet our debt service obligations on our indebtedness, including the Notes, or to fund our other important business uses. Additionally, if we incur additional indebtedness in connection with future acquisitions or development projects or for any other purpose, our debt service obligations could increase significantly and our ability to meet those obligations could depend, in large part, on the returns from such acquisitions or projects, as to which no assurance can be given.
We may need to refinance all or a portion of our indebtedness at or prior to maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:
•    our financial condition, liquidity, results of operations and prospects and market conditions at the time; and
•    restrictions in the agreements governing our indebtedness.
As a result, we may not be able to refinance any of our indebtedness, on favorable terms, or at all.
If we do not generate sufficient cash flow from operations, and additional borrowings or refinancings are not available to us, we may be unable to meet all of our debt service obligations. As a result, we would be forced to take other actions to meet those obligations, such as selling Properties, raising equity or delaying capital expenditures, any of which could have a material adverse effect on us. Furthermore, we cannot be certain that we will be able to effect any of these actions on favorable terms, or at all.
Despite our substantial outstanding indebtedness, we may still incur significantly more indebtedness in the future, which would exacerbate any or all of the risks described above.
We may be able to incur substantial additional indebtedness in the future. Although the agreements governing our revolving credit facilities, term loans and certain other indebtedness do, and the indenture governing the Notes does, limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. To the extent that we incur substantial additional indebtedness in the future, the risks associated with our substantial leverage described above, including our inability to meet our debt service obligations, would be exacerbated.
Federal and state statutes allow courts, under specific circumstances, to void guarantees and require holders of indebtedness and lenders to return payments received from guarantors.
Under the federal bankruptcy law and comparable provisions of state fraudulent transfer laws, a guarantee, such as the limited guarantee provided by CBL or any future guarantee of the Notes issued by any subsidiary of the Operating Partnership, could be voided and required to be returned to the guarantor, or to a fund for the benefit of the creditors of the guarantor, if, among other things, the guarantor, at the time it incurred the indebtedness evidenced by its guarantee (i) received less than reasonably equivalent value or fair consideration for the incurrence of the guarantee and (ii) one of the following was true with respect to the guarantor:

•	was insolvent or rendered insolvent by reason of the incurrence of the guarantee;

•	was engaged in a business or transaction for which the guarantor's remaining assets constituted unreasonably small capital; or

•	intended to incur, or believed that it would incur, debts beyond its ability to pay those debts as they mature.
In addition, any claims in respect of a guarantee could be subordinated to all other debts of that guarantor under principles of "equitable subordination," which generally require that the claimant must have engaged in some type of inequitable conduct, the misconduct must have resulted in injury to the creditors of the debtor or conferred an unfair advantage on the claimant, and equitable subordination must not be inconsistent with other provisions of the U.S. Bankruptcy Code.
The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a guarantor would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets;

•
the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they became absolute and mature; or

•	it could not pay its debts as they become due.
The court might also void such guarantee, without regard to the above factors, if it found that a guarantor entered into its guarantee with actual or deemed intent to hinder, delay, or defraud its creditors.
A court would likely find that a guarantor did not receive reasonably equivalent value or fair consideration for its guarantee unless it benefited directly or indirectly from the issuance or incurrence of such indebtedness. This risk may be increased if any subsidiary of the Operating Partnership guarantees the Notes in the future, as no additional consideration would be received at the time such guarantee is issued. If a court voided such guarantee, holders of the indebtedness and lenders would no longer have a claim against such guarantor or the benefit of the assets of such guarantor constituting collateral that purportedly secured such guarantee. In addition, the court might direct holders of the indebtedness and lenders to repay any amounts already received from a guarantor.
The indenture governing the Notes contains restrictive covenants that may restrict our ability to expand or fully pursue certain of our business strategies.
The indenture governing the Notes contains financial and operating covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest, including, subject to various exceptions, restrictions on our ability to:

•	consummate a merger, consolidation or sale of all or substantially all of our assets; and

•	incur secured and unsecured indebtedness.
In addition, our revolving credit facilities, term loans and certain other debt agreements require us to meet specified financial ratios and the indenture governing the Notes requires us to maintain at all times a specified ratio of unencumbered assets to unsecured debt. These covenants may restrict our ability to expand or fully pursue our business strategies. Our ability to comply with these and other provisions of the indenture governing the Notes, our revolving credit facility and certain other debt agreements may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events beyond our control. The breach of any of these covenants could result in a default under our indebtedness, which could result in the acceleration of the maturity of such indebtedness. If any of our indebtedness is accelerated prior to maturity, we may not be able to repay such indebtedness or refinance such indebtedness on favorable terms, or at all.
There is no prior public market for the Notes, so if an active trading market does not develop or is not maintained for the Notes, holders of the Notes may not be able to resell them on favorable terms when desired, or at all.
Prior to the offering, there was no public market for the Notes and we cannot be certain that an active trading market will ever develop for the Notes or, if one develops, will be maintained. Furthermore, we do not intend to apply for listing of the Notes on any securities exchange or for quotation of the Notes on any automated dealer quotation system. The underwriters informed us that they intend to make a market in the Notes. However, the underwriters may cease their market making at any time without notice to or the consent of existing holders of the Notes. The lack of a trading market could adversely affect a holder's ability to sell the Notes when desired, or at all, and the price at which a holder may be able to sell the Notes. The liquidity of the trading market, if any, and future trading prices of the Notes will depend on many factors, including, among other things, prevailing interest rates, our financial condition, liquidity, results of operations and prospects, the market for similar securities and the overall securities market, and may be adversely affected by unfavorable changes in these factors. It is possible that the market for the Notes will be subject to disruptions which may have a negative effect on the holders of the Notes, regardless of our financial condition, liquidity, results of operations or prospects.
RISKS RELATED TO GEOGRAPHIC CONCENTRATIONS
Since our Properties are located principally in the Southeastern and Midwestern United States, our financial position, results of operations and funds available for distribution to shareholders are subject generally to economic conditions in these regions.
Our Properties are located principally in the southeastern and midwestern United States. Our Properties located in the southeastern United States accounted for approximately 45.9% of our total revenues from all Properties for the year ended December 31, 2013 and currently include 40 malls, 16 associated centers, 9 community centers and 12 office buildings. Our Properties located in the midwestern United States accounted for approximately 32.0% of our total revenues from all Properties for the year ended December 31, 2013 and currently include 27 malls and 4 associated centers. Our results of operations and funds available for distribution to shareholders therefore will be subject generally to economic conditions in the southeastern and midwestern United States. While we already have Properties located in eight states across the southwestern, northeastern and western regions, we will continue to look for opportunities to geographically diversify our portfolio in order to minimize dependency on any particular region; however, the expansion of the portfolio through both acquisitions and developments is contingent on many factors including consumer demand, competition and economic conditions.
Our financial position, results of operations and funds available for distribution to shareholders could be adversely affected by any economic downturn affecting the operating results at our Properties in the St. Louis, MO; Chattanooga, TN; Madison, WI; Lexington, KY; and Winston-Salem, NC metropolitan areas, which are our five largest markets.
Our Properties located in the St. Louis, MO; Chattanooga, TN; Madison, WI; Lexington, KY; and Winston-Salem, NC metropolitan areas accounted for approximately 8.1%, 3.8%, 3.4%, 2.8% and 2.6%, respectively, of our total revenues for the year ended December 31, 2013. No other market accounted for more than 2.4% of our total revenues for the year ended

December 31, 2013. Our financial position and results of operations will therefore be affected by the results experienced at Properties located in these metropolitan areas.
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
Depending upon our liquidity needs, we reserve the right to pay any or all of a dividend in a combination of cash and shares of common stock, to the extent permitted by any applicable revenue procedures of the Internal Revenue Service ("IRS"). In the event that we pay a portion of our dividends in shares of our common stock pursuant to such procedures, taxable U.S. stockholders would be required to pay tax on the entire amount of the dividend, including the portion paid in shares of common stock, in which case such stockholders may have to use cash from other sources to pay such tax. If a U.S. stockholder sells the common stock it receives as a dividend in order to pay its taxes, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold federal tax with respect to our dividends, including dividends that are paid in common stock. In addition, if a significant number of our stockholders sell shares of our common stock in order to pay taxes owed on dividends, such sales would put downward pressure on the market price of our common stock.
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
RISKS RELATED TO OUR ORGANIZATIONAL STRUCTURE
The ownership limit described above, as well as certain provisions in our amended and restated certificate of incorporation, amended and restated bylaws, and certain provisions of Delaware law, may hinder any attempt to acquire us.
There are certain provisions of Delaware law, our amended and restated certificate of incorporation, our amended and restated bylaws, and other agreements to which we are a party that may have the effect of delaying, deferring or preventing a third party from making an acquisition proposal for us. These provisions may also inhibit a change in control that some, or a majority, of our stockholders might believe to be in their best interest or that could give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares. These provisions and agreements are summarized as follows:

•
The Ownership Limit – As described above, to maintain our status as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) during the last half of a taxable year. Our amended and restated certificate of incorporation generally prohibits ownership of more than 6% of the outstanding shares of our capital stock by any single stockholder determined by value (other than Charles Lebovitz, David Jacobs, Richard Jacobs and their affiliates under the Internal Revenue Code's attribution rules). In addition to preserving our status as a REIT, the ownership limit may have the effect of precluding an acquisition of control of us without the approval of our Board of Directors.

•
Removal for Cause – Our stockholders can only remove directors for cause and only by a vote of 75% of the outstanding voting stock. This provision makes it more difficult to change the composition of our Board of Directors and may have the effect of encouraging persons considering unsolicited tender offers or other unilateral takeover proposals to negotiate with our Board of Directors rather than pursue non-negotiated takeover attempts.

•
Advance Notice Requirements for Stockholder Proposals – Our amended and restated bylaws establish advance notice procedures with regard to stockholder proposals relating to the nomination of candidates for election as directors or new business to be brought before meetings of our stockholders. These procedures generally require advance written notice of any such proposals, containing prescribed information, to be given to our Secretary at our principal executive offices not less than 90 days or no more than 120 days prior to the meeting.

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

•
Tax Consequences of the Sale or Refinancing of Certain Properties – Since certain of our Properties had unrealized gain attributable to the difference between the fair market value and adjusted tax basis in such Properties immediately prior to their contribution to the Operating Partnership, a taxable sale of any such Properties, or a significant reduction in the debt encumbering such Properties, could cause adverse tax consequences to the members of our senior management who owned interests in our predecessor entities. As a result, members of our senior management might not favor a sale of a Property or a significant reduction in debt even though such a sale or reduction could be beneficial to us and the Operating Partnership. Our amended and restated bylaws provide that any decision relating to the potential sale of any Property that would result in a disproportionately higher taxable income for members of our senior management than for us and our stockholders, or that would result in a significant reduction in such Property's debt, must be made by a majority of the independent directors of the Board of Directors. The Operating Partnership is required, in the case of such a sale, to distribute to its partners, at a minimum, all of the net cash proceeds from such sale up to an amount reasonably believed necessary to enable members of our senior management to pay any income tax liability arising from such sale.

•
Interests in Other Entities; Policies of the Board of Directors – Certain entities owned in whole or in part by members of our senior management, including the construction company that built or renovated most of our Properties, may continue to perform services for, or transact business with, us and the Operating Partnership. Furthermore, certain Property tenants are affiliated with members of our senior management. Our amended and restated bylaws provide that any contract or transaction between us or the Operating Partnership and one or more of our directors or officers, or between us or the Operating Partnership and any other entity in which one or more of our directors or officers are directors or officers or have a financial interest, must be approved by our disinterested directors or stockholders after the material facts of the relationship or interest of the contract or transaction are disclosed or are known to them. Our code of business conduct and ethics also contains provisions governing the approval of certain transactions involving the Company and employees (or immediate family members of employees, as defined therein) that are not subject to the provision of the amended and restated bylaws described above. Such transactions are also subject to the Company's related party transactions policy in the manner and to the extent detailed in the proxy statement filed with the SEC for the Company's 2012 annual meeting. Nevertheless, these affiliations could create conflicts between the interests of these members of senior management and the interests of the Company, our shareholders and the Operating Partnership in relation to any transactions between us and any of these entities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 for additional information pertaining to the Properties’ performance.
Malls
We owned a controlling interest in 75 Malls and non-controlling interests in 9 Malls as of December 31, 2013. The Malls are primarily located in middle markets and generally have strong competitive positions because they are the only, or the dominant, regional mall in their respective trade areas. The Malls are generally anchored by two or more department stores and a wide variety of mall stores. Anchor tenants own or lease their stores and non-anchor stores lease their locations. Additional freestanding stores and restaurants that either own or lease their stores are typically located along the perimeter of the Malls' parking areas.
We classify our regional Malls into three categories:

(1)	Stabilized Malls - Malls that have completed their initial lease-up and have been open for more than three complete calendar years.

(2)
Non-stabilized Malls - Malls that are in their initial lease-up phase. After three complete calendar years of operation, they are reclassified on January 1 of the fourth calendar year to the stabilized Mall category. The Outlet Shoppes at Atlanta, which opened in July 2013, and The Outlet Shoppes at Oklahoma City, which opened in August 2011, were classified as non-stabilized Malls as of December 31, 2013. The Outlet Shoppes at Oklahoma City was our only non-stabilized Mall as of December 31, 2012.

(3)
Non-core Malls - Malls where we have determined that the current format of the Property no longer represents the best use of the Property and we are in the process of evaluating alternative strategies for the Property, which may include major redevelopment or an alternative retail or non-retail format, or after evaluating alternative strategies for the Property, we have determined that the Property no longer meets our criteria for long-term investment. Similar criteria apply to the classification of an Associated Center or Community Center as a non-core Property. Columbia Place, Citadel Mall, Chapel Hill Mall and Madison Square were classified as non-core Malls as of December 31, 2013. Additionally, Madison Plaza, an Associated Center adjacent to Madison Square, was classified as a non-core Property as of December 31, 2013. Columbia Place was our only non-core Mall as of December 31, 2012. The steps taken to reposition non-core Properties, such as signing tenants to short-term leases, which are not included in occupancy percentages, or leasing to regional or local tenants, which typically do not report sales, may lead to metrics which do not provide relevant information related to the condition of non-core Properties. Therefore, traditional performance measures, such as occupancy percentages and leasing metrics, exclude non-core Properties.

We own the land underlying each Mall in fee simple interest, except for Walnut Square, WestGate Mall, St. Clair Square, Brookfield Square, Bonita Lakes Mall, Meridian Mall, Stroud Mall, Wausau Center, Chapel Hill Mall and Eastgate Mall. We lease all or a portion of the land at each of these Malls subject to long-term ground leases.

The following table sets forth certain information for each of the Malls as of December 31, 2013:

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors

TIER 1 Sales > $375.00 per square foot
Acadiana Mall Lafayette, LA	1979/2005	2004	100%	992,598	300,335	$443	100%	Dillard's, JC Penney, Macy's, Sears
CoolSprings Galleria Nashville, TN	1991	1994	50%	1,117,305	362,669	464	100%	Belk, Dillard's, JC Penney, Macy's, Sears (5)
Cross Creek Mall Fayetteville, NC	1975/2003	2013	100%	1,024,477	288,584	515	97%	Belk, JC Penney, Macy's, Sears
Dakota Square Mall Minot, ND	1980/2012	2008	100%	815,288	161,477	486	99%	Barnes & Noble, Carmike Cinema, Herberger's, JC Penney, Scheels, Sears, Sleep Inn & Suites - Splashdown Dakota Super Slides, Target
Fayette Mall Lexington, KY	1971/2001	1993	100%	1,183,900	355,849	565	100%	Dick's Sporting Goods, Dillard's, JC Penney, Macy's, Sears (5)
Friendly Shopping Center and The Shops at Friendly Greensboro, NC	1957/ 2006/ 2007	2008	50%	1,110,670	491,101	451	94%	Barnes & Noble, Belk, The Grande Cinema, Harris Teeter, Macy's, REI, Sears, Whole Foods
Hamilton Place Chattanooga, TN	1987	1998	90%	1,162,041	334,662	405	99%	Barnes & Noble, Belk for Men, Kids & Home, Belk for Women, Dillard's for Men, Kids & Home, Dillard's for Women, Forever 21, JC Penney, Sears
Imperial Valley Mall El Centro, CA	2005	N/A	100%	825,806	212,689	387	97%	Cinemark, Dillard's, JC Penney, Kohl's, Macy's, Sears
Kirkwood Mall Bismarck, ND	1970/2012	2002	100%	849,489	233,920	381	86%	Herberger's, Keating Furniture, JC Penney, Scheels, Target
Mall del Norte Laredo, TX	1977/2004	1993	100%	1,168,289	406,311	563	96%	Beall's (6), Cinemark, Dillard's, Foot Locker, Forever 21, JC Penney, Joe Brand, Macy's, Macy's Home Store, Sears
Oak Park Mall Overland Park, KS	1974/2005	1998	50%	1,606,891	430,764	441	99%	Academy Sports & Outdoors, Barnes & Noble, Dillard's for Women, Dillard's for Men, Children & Home, H&M, JC Penney, Macy's, Nordstrom, XXI Forever
Park Plaza Little Rock, AR	1988/2004	N/A	100%	540,859	237,109	388	95%	Dillard's for Men & Children, Dillard's for Women & Home, XXI Forever
St. Clair Square (7) Fairview Heights, IL	1974/1996	1993	100%	1,077,325	300,070	388	100%	Dillard's, JC Penney, Macy's, Sears

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors
Sunrise Mall Brownsville, TX	1979/2003	2000	100%	755,618	240,861	427	92%	A'gaci, Beall's (6), Cinemark, Dillard’s, JC Penney, Sears
The Outlet Shoppes at El Paso El Paso, TX	2007/2012	N/A	75%	378,955	378,955	391	99%	None
West County Center Des Peres, MO	1969/2007	2002	50%	1,237,955	366,072	448	99%	Barnes & Noble, Forever 21, Dick's Sporting Goods, JC Penney, Macy's, Nordstrom
West Towne Mall Madison, WI	1970/2001	2013	100%	828,750	271,278	522	96%	Boston Store, Dick's Sporting Goods, JC Penney, Sears, XXI Forever
Total Tier 1 Malls				16,676,216	5,372,706	$454	98%

TIER 2 Sales of $300.01 to $375.00 per square foot
Arbor Place Atlanta (Douglasville), GA	1999	N/A	100%	1,163,310	308,880	$350	97%	Bed Bath & Beyond, Belk, Dillard's, Forever 21, H & M, JC Penney, Macy's, Regal Cinemas, Sears
Asheville Mall Asheville, NC	1972/1998	2000	100%	973,707	287,752	357	98%	Barnes & Noble, Belk, Dillard's for Men, Children & Home, Dillard's for Women, JC Penney, Sears
Brookfield Square (8) Brookfield, WI	1967/2001	2008	100%	1,000,568	282,388	367	100%	Barnes & Noble, Boston Store, JC Penney, Sears
Burnsville Center Burnsville, MN	1977/1998	N/A	100%	1,044,658	401,303	336	96%	Dick's Sporting Goods, Gordmans, JC Penney, Macy's, Sears
CherryVale Mall Rockford, IL	1973/2001	2007	100%	847,066	332,481	354	98%	Barnes & Noble, Bergner's, JC Penney, Macy's, Sears
Coastal Grand-Myrtle Beach Myrtle Beach, SC	2004	2007	50%	1,038,524	342,549	355	98%	Bed Bath & Beyond, Belk, Cinemark Theater, Dick's Sporting Goods, Dillard's, JC Penney, Sears
East Towne Mall Madison, WI	1971/2001	2004	100%	796,439	237,715	325	97%	Barnes & Noble, Boston Store, Dick's Sporting Goods, Gordman's, JC Penney, Sears, Steinhafels
EastGate Mall (9) Cincinnati, OH	1980/2003	1995	100%	850,714	270,002	317	81%	Dillard's, JC Penney, Kohl's, Sears
Eastland Mall Bloomington, IL	1967/2005	N/A	100%	760,515	220,860	320	99%	Bergner's, JC Penney, Kohl's, Macy's, Sears
Frontier Mall Cheyenne, WY	1981	1997	100%	526,036	181,166	313	94%	Carmike Cinema, Dillard's for Women, Dillard's for Men, Kids & Home, JC Penney, Sears, Sports Authority
Governor's Square Clarksville, TN	1986	1999	47.5%	738,147	250,623	374	90%	Belk, Best Buy, Carmike Cinema, Dick's Sporting Goods, Dillard's, JC Penney, Ross, Sears
Greenbrier Mall Chesapeake, VA	1981/2004	2004	100%	896,582	267,563	324	94%	Dillard's, JC Penney, Jillian's, Macy's, Sears
Gulf Coast Town Center Ft. Myers, FL	2005	2007	50%	1,235,171	312,277	318	90%	Babies R Us, Bass Pro Shops, Belk, Best Buy, Dick's Sporting Goods, Glowgolf, Homegoods, JC Penney, Jo-Ann Fabrics & Crafts, LA Fitness, Marshall's, Regal Cinema, Ross, Staples, SuperTarget

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors
Hanes Mall Winston-Salem, NC	1975/2001	1990	100%	1,504,704	503,578	344	99%	Belk, Dillard's, Encore, H&M, JC Penney, Macy's, Sears
Harford Mall Bel Air, MD	1973/2003	2007	100%	505,341	181,165	368	100%	Encore, Macy's, Sears
Honey Creek Mall Terre Haute, IN	1968/2004	1981	100%	677,207	185,692	352	97%	Carson's, Encore, JC Penney, Macy's, Sears
Jefferson Mall Louisville, KY	1978/2001	1999	100%	903,093	250,199	368	98%	Dillard's, JC Penney, Macy's, Ross, Sears
Laurel Park Place Livonia, MI	1989/2005	1994	100%	490,091	191,281	342	99%	Carson's, Von Maur
Layton Hills Mall Layton, UT	1980/2006	1998	100%	636,917	209,212	370	99%	Dick's Sporting Goods, JC Penney, Macy's, former Mervyn's (one level vacant)
Northpark Mall Joplin, MO	1972/2004	1996	100%	955,598	274,747	303	91%	Hollywood Theater, JC Penney, Jo-Ann Fabrics & Crafts, Joplin High School, Macy's Men & Home, Macy's Women & Children, Sears, Tilt, T.J. Maxx, V-Stock
Northwoods Mall Charleston, SC	1972/2001	1995	100%	772,567	269,448	340	98%	Belk, Books-A-Million, Dillard's, JC Penney, Sears
Old Hickory Mall Jackson, TN	1967/2001	1994	100%	538,990	161,895	335	99%	Belk, JC Penney, Macy's, Sears
Parkdale Mall Beaumont, TX	1972/2001	1986	100%	1,247,523	331,314	343	88%	Ashley Furniture, Beall's (9), Books-A-Million, Dillard's, JC Penney, Kaplan College, Hollywood Theater, Macy's, Marshall's, Sears, XXI Forever
Parkway Place Huntsville, AL	1957/1998	2002	100%	648,210	272,385	338	98%	Belk, Dillard's
Post Oak Mall College Station, TX	1982	1985	100%	774,921	287,396	370	83%	Beall's (9), Dillard's Men & Home, Dillard's Women & Children, Encore, JC Penney, Macy's, Sears
Richland Mall Waco, TX	1980/2002	1996	100%	685,317	204,092	348	91%	Beall's (6), Dillard's for Men, Kids & Home, Dillard's for Women, JC Penney, Sears, XXI Forever
South County Center St. Louis, MO	1963/2007	2001	100%	1,019,727	312,366	362	92%	Dick's Sporting Goods, Dillard's, JC Penney, Macy's, Sears
Southaven Towne Center Southaven, MS	2005	2013	100%	529,089	145,994	317	97%	Bed Bath & Beyond, Dillard's, Gordman's, HH Gregg, JC Penney
Southpark Mall Colonial Heights, VA	1989/2003	2007	100%	687,613	244,353	338	95%	Dick's Sporting Goods, JC Penney, Macy's, Regal Cinema, Sears
The Outlet Shoppes at Atlanta * Woodstock, GA	2013	N/A	75%	371,098	346,291	N/A (10)	96%	Saks Fifth Ave OFF FIFTH
The Outlet Shoppes at Oklahoma City * Oklahoma City, OK	2011	2012	75%	376,422	349,474	352	100%	Saks Fifth Ave OFF FIFTH
Triangle Town Center Raleigh, NC	2002/2005	N/A	50%	1,263,694	428,225	308	92%	Barnes & Noble, Belk, Dillard's, Macy's, Sak's Fifth Avenue, Sears
Turtle Creek Mall Hattiesburg, MS	1994	1995	100%	845,665	192,278	329	97%	Belk, Dillard's, Garden Ridge, JC Penney, Sears, Stein Mart, United Artist Theater

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors
Valley View Mall Roanoke, VA	1985/2003	2007	100%	844,272	285,254	340	100%	Barnes & Noble, Belk, JC Penney, Macy's, Macy's for Home & Children, Sears
Volusia Mall Daytona Beach, FL	1974/2004	2013	100%	1,071,516	252,973	366	97%	Dillard's for Men & Home, Dillard's for Women, Dillard's for Children, JC Penney, Macy's, Sears
Westmoreland Mall Greensburg, PA	1977/2002	1994	100%	999,640	303,801	318	99%	BonTon, JC Penney, Macy's, Macy's Home Store, Old Navy, Sears
York Galleria York, PA	1989/1999	N/A	100%	764,689	227,472	324	93%	Bon Ton, Boscov's, JC Penney, Sears
Total Tier 2 Malls				30,985,341	10,106,444	$342	95%

TIER 3 Sales < $300.01 per square foot
Alamance Crossing Burlington, NC	2007	2011	100%	874,750	204,810	$231	79%	Barnes & Noble, Belk, BJ's Wholesale Club, Carousel Cinemas, Dick's Sporting Goods, Dillard's, Hobby Lobby, JC Penney, Kohl's
Bonita Lakes Mall (11) Meridian, MS	1997	N/A	100%	631,958	154,673	289	97%	Belk, Dillard's, JC Penney, Sears, United Artists Theatres
Cary Towne Center Cary, NC	1979/2001	1993	100%	917,101	267,751	273	95%	Belk, Dave & Buster's, Dillard's, JC Penney, Macy's, Sears
Chesterfield Mall Chesterfield, MO	1976/2007	2006	100%	1,286,475	491,357	273	96%	AMC Theater, Dillard's, H&M, Macy's, Sears, V-Stock
College Square Morristown, TN	1988	1999	100%	485,417	119,121	267	81%	Belk, Carmike Cinema, Goody's, JC Penney, Kohl's, former Sears (under redevelopment) (12)
Fashion Square Saginaw, MI	1972/2001	1993	100%	748,269	255,373	269	94%	Carmike Cinema, Encore, JC Penney, Macy's, Sears
Foothills Mall Maryville, TN	1983/1996	2012	95%	464,183	122,028	261	88%	Belk, Carmike Cinema, Goody's, JC Penney, Sears, T.J. Maxx
Hickory Point Mall Decatur, IL	1977/2005	N/A	100%	812,853	190,844	250	84%	Bergner's, Cohn Furniture, Encore, JC Penney, Kohl's, Sears, Von Maur
Janesville Mall Janesville, WI	1973/1998	1998	100%	614,593	166,763	289	98%	Boston Store, JC Penney, Kohl's, Sears
Kentucky Oaks Mall Paducah, KY	1982/2001	1995	50%	1,018,003	332,686	272	86%	Best Buy, Dick's Sporting Goods, Dillard's, Dillard's Home Store, Elder-Beerman, JC Penney, Sears
Lakeshore Mall Sebring, FL	1992	1999	100%	490,073	116,057	222	77%	Beall's (6), Belk, Carmike, JC Penney, Kmart, Sears
Meridian Mall (13) Lansing, MI	1969/1998	2001	100%	948,207	340,729	296	92%	Bed Bath & Beyond, Dick's Sporting Goods, JC Penney, Macy's, Planet Fitness, Schuler Books & Music, Younkers for Her, Younkers Men, Kids & Home
Mid Rivers Mall St. Peters, MO	1987/2007	1999	100%	1,089,025	305,706	296	93%	Best Buy, Dick's Sporting Goods, Dillard's, JC Penney, Macy's, Sears, V-Stock, Wehrenberg Theaters

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors
Midland Mall Midland, MI	1991/2001	N/A	100%	468,314	131,364	288	96%	Barnes & Noble, Dunham's Sports, JC Penney, Sears, Target, Younkers
Monroeville Mall Pittsburgh, PA	1969/2004	2003	100%	1,028,398	422,174	266	96%	Barnes & Noble, Best Buy, Cinemark, Dick's Sporting Goods (14), H&M, JC Penney, Macy's
Northgate Mall Chattanooga, TN	1972/2011	2013	100%	736,975	169,392	291	71%	Belk, Carmike Cinemas, JC Penney, Michael's, Ross, Sears, T.J. Maxx
Pearland Town Center (15) Pearland, TX	2008	N/A	88%	644,708	281,324	279	92%	Barnes & Noble, Dillard's, Macy's, Sports Authority
Randolph Mall Asheboro, NC	1982/2001	1989	100%	381,293	116,018	249	81%	Belk, Cinemark, Dunham's Sports, JC Penney, Sears
Regency Mall Racine, WI	1981/2001	1999	100%	789,449	212,042	233	89%	Boston Store, Burlington Coat Factory, HH Gregg, JC Penney, Pay Half, Sears
River Ridge Mall Lynchburg, VA	1980/2003	2000	100%	764,187	197,035	267	94%	Belk, JC Penney, Liberty University, Macy's, Regal Cinema, T.J. Maxx
Stroud Mall (16) Stroudsburg, PA	1977/1998	2005	100%	398,146	113,663	275	96%	Bon-Ton, Cinemark, JC Penney, Sears
The Lakes Mall Muskegon, MI	2001	N/A	100%	589,689	187,783	259	99%	Bed Bath & Beyond, Dick's Sporting Goods, JC Penney, Sears, Younkers
The Outlet Shoppes at Gettysburg Gettysburg, PA	2000/2012	N/A	50%	249,937	249,937	259	99%	None
Walnut Square (17) Dalton, GA	1980	1992	100%	495,331	169,896	239	99%	Belk, Belk Home & Kids, Carmike Cinema, JC Penney, The Rush, Sears
Wausau Center (18) Wausau, WI	1983/2001	1999	100%	423,556	150,356	262	99%	JC Penney, Sears, Younkers
WestGate Mall (19) Spartanburg, SC	1975/1995	1996	100%	953,801	247,643	288	90%	Bed Bath & Beyond, Belk, Dick's Sporting Goods, Dillard's, JC Penney, Regal Cinema, Sears
Total Tier 3 Malls				18,304,691	5,716,525	$270	92%

Total Mall Portfolio				65,966,248	21,195,675	$356	95%

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors
Non-Core Malls (20)
Chapel Hill Mall (21) Akron, OH	1966/2004	1995	100%	862,062	276,728	N/A	N/A	Encore, JC Penney, Macy's, Sears
Citadel Mall (22) Charleston, SC	1981/2001	2000	100%	1,019,207	282,379	N/A	N/A	Belk, Dillard's, JC Penney, Sears, Target
Columbia Place (23) Columbia, SC	1977/2001	N/A	100%	1,027,756	293,056	N/A	N/A	Burlington Coat Factory, Macy's, Sears, two vacancies
Madison Square Huntsville, AL	1984	1985	100%	928,507	295,073	N/A	N/A	Belk, Dillard's, JC Penney, Sears, two vacancies
Total Non-Core Malls				3,837,532	1,147,236
* Non-stabilized Mall

(1)	Includes total square footage of the anchors (whether owned or leased by the anchor) and mall stores. Does not include future expansion areas.

(2)	Excludes tenants over 20,000 square feet, anchors and junior anchors.

(3)	Excludes sales for license agreement tenants. Totals represent weighted averages.

(4)	Includes tenants paying rent for executed leases as of December 31, 2013.

(5)
We acquired the Sears locations at CoolSprings Galleria and Fayette Mall in 2013 with plans to redevelop both buildings into new specialty stores and restaurants. Sears at Fayette Mall closed in January 2014. Sears at CoolSprings Galleria is expected to close in 2014.

(6)	The Beall's operating at Lakeshore Mall is unrelated to the Beall's stores at Mall del Norte, Parkdale Mall, Post Oak Mall, Richland Mall and Sunrise Mall, which are owned by Stage Stores.

(7)
St. Clair Square - We are the lessee under a ground lease for 20 acres.  Assuming the exercise of available renewal options, at our election, the ground lease expires January 31, 2073.  The rental amount is $40,500 per year. In addition to base rent, the landlord receives 0.25% of Dillard's sales in excess of $16,200,000.

(8)	Brookfield Square - The annual ground rent for 2013 was $181,790.

(9)	EastGate Mall - Ground rent is $24,000 per year.

(10)	The Outlet Shoppes at Atlanta opened in July 2013. It is included in Tier 2 based on a projection of sales for a full calendar year.

(11)
Bonita Lakes Mall - We are the lessee under a ground lease for 82 acres, which extends through June 2035, plus one 25-year renewal option.  The annual ground rent for 2013 was $37,811, increasing by an average of 3% each year.

(12)	College Square - T.J. Maxx and Longhorn Steakhouse are scheduled to open in 2014 in the former Sears space.

(13)	Meridian Mall - We are the lessee under several ground leases in effect through March 2067, with extension options. Fixed rent is $18,700 per year plus 3% to 4% of all rents.

(14)	Monroeville Mall - Dick's Sporting Goods is under development and scheduled to open in 2014.

(15)
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

(21)	Chapel Hill Mall - Ground rent is the greater of $10,000 or 30% of aggregate fixed minimum rent paid by tenants of certain store units. The annual ground rent for 2013 was $11,333.

(22)	In January 2014, an entity formed by the holders of the non-recourse mortgage loan secured by Citadel Mall completed the foreclosure sale process and acquired title to the Property.

(23)	Columbia Place is in the process of foreclosure.

Anchors

Anchors are an important factor in a Mall’s successful performance. The public’s identification with a mall property typically focuses on the anchor tenants. Mall anchors are generally a department store whose merchandise appeals to a broad range of shoppers and plays a significant role in generating customer traffic and creating a desirable location for the mall store tenants.

Anchors may own their stores and the land underneath, as well as the adjacent parking areas, or may enter into long-term leases with respect to their stores. Rental rates for anchor tenants are significantly lower than the rents charged to mall store tenants. Total rental revenues from anchors account for 12.6% of the total revenues from our Properties in 2013. Each anchor that owns its store has entered into an operating and reciprocal easement agreement with us covering items such as operating covenants, reciprocal easements, property operations, initial construction and future expansion.

During 2013, we added the following anchors and junior anchors to the following Malls:

Name	Property	Location
Academy Sports & Outdoors	Oak Park Mall	Overland Park, KS
Cinemark Theater	Monroeville Mall	Pittsburgh, PA
Dave & Buster's	Cary Towne Center	Cary, NC
Dick's Sporting Goods	South County Center	St. Louis, MO
Dick's Sporting Goods	Southpark Mall	Colonial Heights, VA
Dunham's Sports	Randolph Mall	Asheboro, NC
Encore	Harford Mall	Bel Air, MD
Garden Ridge	Turtle Creek Mall	Hattiesburg, MS
H&M	Oak Park Mall	Overland Park, KS
H&M	Monroeville Mall	Pittsburgh, PA
Homegoods	Gulf Coast Town Center	Fort Myers, FL
Liberty University	River Ridge Mall	Lynchburg, VA
Michael's	Northgate Mall	Chattanooga, TN
Pay Half	Regency Mall	Racine, WI
Planet Fitness	Meridian Mall	Lansing, MI
Ross Dress for Less	Governor's Square	Clarksville, TN
Ross Dress for Less	Northgate Mall	Chattanooga, TN
Saks Fifth Avenue OFF FIFTH	The Outlet Shoppes at Atlanta	Woodstock, GA
T.J. Maxx	River Ridge Mall	Lynchburg, VA

As of December 31, 2013, the Malls had a total of 330 anchors. The mall anchors and the amount of GLA leased or owned by each as of December 31, 2013 is as follows:

	Number of Stores			Gross Leaseable Area
Anchor	Mall Leased	Anchor Owned	Total	Mall Leased	Anchor Owned	Total
JC Penney (1)	37	32	69	3,831,735	4,105,215	7,936,950
Sears (2)	22	41	63	2,472,399	5,849,621	8,322,020
Dillard's (3)	4	42	46	660,713	5,993,025	6,653,738
Sak's	—	1	1	—	83,066	83,066
Macy's (4)	14	29	43	1,837,454	4,608,131	6,445,585
Belk (5)	7	22	29	688,937	2,794,007	3,482,944
Bon-Ton:
Bon-Ton	2	1	3	186,824	131,915	318,739
Bergner's (6)	1	2	3	128,330	257,071	385,401
Boston Store (7)	1	4	5	96,000	599,280	695,280
Carson's	2	—	2	219,190	—	219,190
Herberger's	2	—	2	144,968	—	144,968
Younkers (8)	2	2	4	168,496	206,695	375,191
Elder-Beerman	2	—	2	124,233	—	124,233
Subtotal	12	9	21	1,068,041	1,194,961	2,263,002

	Number of Stores			Gross Leaseable Area
Anchor	Mall Leased	Anchor Owned	Total	Mall Leased	Anchor Owned	Total
Academy Sports & Outdoors	1	—	1	74,407	—	74,407
AMC Theaters	1	—	1	59,491	—	59,491
Bass Pro Outdoor World	1	—	1	130,000	—	130,000
BJ's Wholesale Club	1	—	1	85,188	—	85,188
Boscov's	—	1	1	—	150,000	150,000
Burlington Coat Factory	1	—	1	80,000	—	80,000
Carousel Cinemas	1	—	1	52,000	—	52,000
Cinemark Theater	4	—	4	240,271	—	240,271
Dick's Sporting Goods (9)	10	1	11	636,259	70,000	706,259
Dunham Sports	1	—	1	60,200	—	60,200
Forever 21	—	1	1	—	57,500	57,500
Garden Ridge	—	1	1	—	124,700	124,700
Gordman's	1	—	1	59,360	—	59,360
Grande Cinemas	1	—	1	60,400	—	60,400
Harris Teeter	—	1	1	—	72,757	72,757
Hobby Lobby	1	—	1	52,500	—	52,500
I. Keating Furniture	1	—	1	103,994	—	103,994
Joplin Schools	—	1	1	—	90,000	90,000
Kmart	1	—	1	86,479	—	86,479
Kohl's	5	2	7	421,568	132,000	553,568
Liberty University	—	1	1	—	113,074	113,074
Nordstrom (10)	—	2	2	—	385,000	385,000
Regal Cinemas	4	—	4	273,900	—	273,900
Scheel's All Sports	2	—	2	200,536	—	200,536
Sleep Inn & Suites	1	—	1	123,506	—	123,506
Target	1	3	4	100,000	400,236	500,236
Von Maur	—	2	2	—	233,280	233,280
Wehrenberg Theaters	1	—	1	56,000	—	56,000

Current Developments: (11)
Dick's Sporting Goods	1	—	1	54,379	—	54,379
T.J. Maxx/Longhorn Steakhouse	1	—	1	67,438	—	67,438

	138	192	330	13,637,155	26,456,573	40,093,728

(1)				Of the 32 stores owned by JC Penney, 5 are subject to ground lease payments to the Company.
(2)				Of the 41 stores owned by Sears, 3 are subject to ground lease payments to the Company.
(3)				Of the 42 stores owned by Dillard's, 4 are subject to ground lease payments to the Company.
(4)				Of the 29 stores owned by Macy's, 6 are subject to ground lease payments to the Company.
(5)				Of the 22 stores owned by Belk, 2 are subject to ground lease payments to the Company.
(6)				Of the two stores owned by Bergner's, one is subject to ground lease payments to the Company.
(7)				Of the four stores owned by Boston Store, one is subject to ground lease payments to the Company.
(8)				Of the two stores owned by Younker's, one is subject to ground lease payments to the Company.
(9)				The one store owned by Dick's Sporting Goods is subject to ground lease payments to the Company.
(10)				Of the two stores owned by Nordstrom, one is subject to ground lease payments to the Company
(11)				Stores are under development and will open in 2014.

As of December 31, 2013, the Malls had a total of 122 junior anchors including three vacant locations. The mall junior anchors and the amount of GLA leased or owned by each as of December 31, 2013 is as follows:

	Number of Stores			Gross Leaseable Area
Junior Anchor	Mall Leased	Anchor Owned	Total	Mall Leased	Anchor Owned	Total
A'GACI	1	—	1	28,000	—	28,000
Ashley Furniture HomeStores	1	—	1	26,439	—	26,439
Babies "R" Us	1	—	1	30,700	—	30,700
Barnes & Noble	15	—	15	442,818	—	442,818
Beall Bros.	5	—	5	193,209	—	193,209
Beall's (Fla)	1	—	1	45,844	—	45,844
Bed, Bath & Beyond	6	—	6	179,915	—	179,915
Best Buy	3	—	3	98,481	—	98,481
Books A Million	2	—	2	44,180	—	44,180
Carmike Cinemas	7	—	7	261,332	—	261,332
Cinemark Theater	4	—	4	159,368	—	159,368
Cohn Furniture	1	—	1	20,030	—	20,030
Dave & Buster's	1	—	1	30,004	—	30,004
Dick's Sporting Goods	5	—	5	216,625	—	216,625
Dunham Sports	1	—	1	35,368	—	35,368
Encore	7	—	7	179,663	—	179,663
Foot Locker	1	—	1	22,847	—	22,847
Glowgolf	1	—	1	22,169	—	22,169
Goody's	2	—	2	61,358	—	61,358
Gordman's	2	—	2	96,979	—	96,979
H&M	5	—	5	103,485	—	103,485
HH Gregg	1	1	2	25,000	33,887	58,887
Homegoods	1	—	1	32,034	—	32,034
Jillian's	1	—	1	21,295	—	21,295
Jo-Ann Fabrics	2	—	2	57,989	—	57,989
Joe Brand	1	—	1	29,413	—	29,413
Kaplan College	1	—	1	30,294	—	30,294
Marshall's	1	—	1	32,996	—	32,996
Michael's	1	—	1	20,076	—	20,076
Old Navy	1	—	1	20,257	—	20,257
Pay Half	1	—	1	25,764	—	25,764
Planet Fitness	1	—	1	23,107	—	23,107
REI	1	—	1	24,427	—	24,427
Regal Cinemas	1	—	1	23,360	—	23,360
Ross Dress For Less	4	—	4	106,293	—	106,293
Saks Fifth Avenue OFF FIFTH	2	—	2	51,755	—	51,755
Schuler Books	1	—	1	24,116	—	24,116
Sports Authority (1)	1	1	2	24,750	42,085	66,835
Staples	1	—	1	20,388	—	20,388
Stein Mart	1	—	1	30,463	—	30,463
Steinhafels	1	—	1	28,828	—	28,828
The Rush Fitness Complex	1	—	1	30,566	—	30,566
Tilt	1	—	1	22,484	—	22,484
T.J. Maxx	4	—	4	113,201	—	113,201
United Artists Theatre	2	—	2	59,180	—	59,180
V-Stock	3	—	3	95,098	—	95,098
Whole Foods	—	1	1	—	34,320	34,320

	Number of Stores			Gross Leaseable Area
Junior Anchor	Mall Leased	Anchor Owned	Total	Mall Leased	Anchor Owned	Total
XXI Forever / Forever 21	8	—	8	255,335	—	255,335

Vacant Junior Anchors:
Steve & Barry's	3	—	3	96,812	—	96,812

	119	3	122	3,624,095	110,292	3,734,387

(1) The one store owned by Sports Authority is subject to ground lease payments to the Company.

Mall Stores

The Malls have approximately 7,752 mall stores. National and regional retail chains (excluding local franchises) lease approximately 66.9% of the occupied mall store GLA. Although mall stores occupy only 31.0% of the total mall GLA (the remaining 69.0% is occupied by anchors or is vacant), the Malls received 81.7% of their revenues from mall stores for the year ended December 31, 2013.

Mall Lease Expirations

The following table summarizes the scheduled lease expirations for mall stores as of December 31, 2013:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2014	1,456	$101,059,000	3,579,000	$28.24	14.0%	18.6%
2015	947	101,823,000	2,661,000	38.27	14.1%	13.8%
2016	865	97,118,000	2,479,000	39.18	13.5%	12.9%
2017	757	85,399,000	2,206,000	38.71	11.9%	11.4%
2018	682	84,493,000	2,133,000	39.61	11.7%	11.1%
2019	332	47,691,000	1,180,000	40.42	6.6%	6.1%
2020	277	41,378,000	950,000	43.55	5.7%	4.9%
2021	310	42,360,000	1,048,000	40.43	5.9%	5.4%
2022	329	46,288,000	1,108,000	41.76	6.4%	5.7%
2023	380	53,299,000	1,339,000	39.81	7.4%	6.9%

(1)	Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2013 for expiring leases that were executed as of December 31, 2013.

(2)
Total annualized gross rent, including recoverable common area expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2013.

(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2013.

See page 57 for a comparison between rents on leases that expired in the current reporting period compared to rents on new and renewal leases executed in 2013. Our goal is to continue to convert shorter term leases to longer terms. For leases expiring in 2014 that we are able to renew or replace with new tenants, we anticipate that we will be able to achieve higher rental rates than the existing rates of the expiring leases as retailers seek out space in our market-dominant Properties and new supply remains constricted. Page 57 also includes new and renewal leasing activity as of December 31, 2013 with commencement dates in 2013 and 2014.

Mall Tenant Occupancy Costs

Occupancy cost is a tenant’s total cost of occupying its space, divided by sales. Mall store sales represents total sales amounts received from reporting tenants with space of less than 10,000 square feet.  The following table summarizes tenant occupancy costs as a percentage of total mall store sales, excluding license agreements, for the three years ended December 31, 2013:

	Year Ended December 31, (1)
	2013	2012	2011
Mall store sales (in millions)	$5,598.49	$5,767.43	$5,498.01
Minimum rents	8.58%	8.29%	8.39%
Percentage rents	0.59%	0.62%	0.59%
Tenant reimbursements (2)	3.65%	3.67%	3.78%
Mall tenant occupancy costs	12.82%	12.58%	12.76%

(1)	In certain cases, we own less than a 100% interest in the Malls. The information in this table is based on 100% of the applicable amounts and has not been adjusted for our ownership share.
(2)	Represents reimbursements for real estate taxes, insurance, common area maintenance charges, marketing and certain capital expenditures.

Debt on Malls

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2013” included herein for information regarding any liens or encumbrances related to our Malls.

Associated Centers

We owned a controlling interest in 25 Associated Centers and a non-controlling interest in 4 Associated Centers as of December 31, 2013.

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

The following table sets forth certain information for each of the Associated Centers as of December 31, 2013:

Associated Center / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total GLA (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors
Annex at Monroeville Pittsburgh, PA	1986	100%	186,367	186,367	100%	Burlington Coat Factory, Dick's Sporting Goods
Bonita Lakes Crossing (4) Meridian, MS	1997/1999	100%	147,518	147,518	78%	Ashley Home Store, T.J. Maxx
Chapel Hill Suburban Akron, OH	1969	100%	118,603	118,603	75%	Roses
Coastal Grand Crossing Myrtle Beach, SC	2005	50%	35,013	35,013	97%	PetSmart
CoolSprings Crossing Nashville, TN	1992	100%	167,470	63,010	81%	American Signature (5), HH Gregg (6), Target (5), Toys R Us (5), Whole Foods (6)
Courtyard at Hickory Hollow Nashville, TN	1979	100%	71,038	71,038	79%	Carmike Cinema

Associated Center / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total GLA (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors
EastGate Crossing Cincinnati, OH	1991 / 2012	100%	208,223	184,739	100%	Kroger, Marshall's, Office Max (5)
Foothills Plaza Maryville, TN	1983/1986	100%	71,274	71,274	93%	Ollie's Bargain Outlet
Frontier Square Cheyenne, WY	1985	100%	186,552	16,527	100%	PETCO (7), Ross (7), Target (5), T.J. Maxx (7)
Governor's Square Plaza Clarksville, TN	1985/1988	50%	215,281	71,702	100%	Bed Bath & Beyond, Premier Medical Group, Target (5)
Gunbarrel Pointe Chattanooga, TN	2000	100%	273,913	147,913	100%	Earthfare, Kohl's,Target (5)
Hamilton Corner Chattanooga, TN	1990/2005	90%	67,243	67,243	71%	None
Hamilton Crossing Chattanooga, TN	1987/2005	92%	191,945	98,832	98%	HomeGoods (8), Michaels (8), T.J. Maxx, Toys R Us (5)
Harford Annex Bel Air, MD	1973/2003	100%	107,656	107,656	100%	Best Buy, Office Depot, PetSmart
The Landing at Arbor Place Atlanta (Douglasville), GA	1999	100%	162,954	85,267	85%	Michaels, Toys R Us (5)
Layton Hills Convenience Center Layton, UT	1980	100%	91,379	91,379	98%	Big Lots
Layton Hills Plaza Layton, UT	1989	100%	18,808	18,808	100%	None
Parkdale Crossing Beaumont, TX	2002	100%	80,102	80,102	98%	Barnes & Noble
The Plaza at Fayette Lexington, KY	2006	100%	190,207	190,207	99%	Cinemark, Gordman's
The Shoppes at Hamilton Place Chattanooga, TN	2003	92%	131,274	131,274	97%	Bed Bath & Beyond, Marshall's, Ross
The Shoppes at St. Clair Square Fairview Heights, IL	2007	100%	84,383	84,383	96%	Barnes & Noble
Sunrise Commons Brownsville, TX	2001	100%	201,960	100,515	100%	K-Mart (5), Marshall's, Ross
The Terrace Chattanooga, TN	1997	92%	156,612	156,612	100%	Academy Sports
Triangle Town Place Raleigh, NC	2004	50%	149,471	149,471	100%	Bed Bath & Beyond, Dick's Sporting Goods, DSW Shoes
West Towne Crossing Madison, WI	1980	100%	426,633	104,234	100%	Barnes & Noble, Best Buy, Cub Foods (5), Gander Mountain (9), Kohl's (5), Office Max (5), Savers, Shopko (5)
WestGate Crossing Spartanburg, SC	1985/1999	100%	157,870	157,870	71%	Hamricks, Jo-Ann Fabrics & Crafts
Westmoreland Crossing Greensburg, PA	2002	100%	280,570	280,570	100%	Carmike Cinema, Dick's Sporting Goods, Levin Furniture, Michaels (10), T.J. Maxx (10)
York Town Center York, PA	2007	50%	282,882	282,882	100%	Bed Bath & Beyond, Best Buy, Christmas Tree Store, Dick's Sporting Goods, Ross, Staples
Total Associated Centers			4,463,201	3,301,009	95%

Non-Core Associated Center:
Madison Plaza Huntsville, AL	1984	100%	153,503	99,108	N/A	Haverty's, HH Gregg (11)

(1)	Includes total square footage of the anchors (whether owned or leased by the anchor) and shops. Does not include future expansion areas.

(2)	Includes leasable anchors.

(3)	Includes tenants paying rent for executed leases as of December 31, 2013, including leased anchors.

(4)
Bonita Lakes Crossing - We are the lessee under a ground lease for 34 acres, which extends through June 2035, including one 25-year renewal option. The annual rent at December 31, 2013 was $26,276, increasing by an average of 3% each year.

(5)	Owned by the tenant.

(6)	CoolSprings Crossing - Space is owned by SM Newco Franklin LLC, an affiliate of Developers Diversified, and subleased to HH Gregg and Whole Foods (vacant).

(7)	Frontier Square - Space is owned by 1639 11th Street Associates and subleased to PETCO, Ross, and T.J. Maxx.

(8)	Hamilton Crossing - Space is owned by Schottenstein Property Group and subleased to HomeGoods and Michaels.

(9)	West Towne Crossing - Under redevelopment for addition of Nordstrom Rack.

(10)	Westmoreland Crossing - Space is owned by Schottenstein Property Group and subleased to Michaels and T.J. Maxx.

(11)	Madison Plaza - Space is owned by SM Newco Huntsville LLC, an affiliate of Developers Diversified, and subleased to HH Gregg.

Associated Centers Lease Expirations

The following table summarizes the scheduled lease expirations for Associated Center tenants in occupancy as of December 31, 2013:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as % of Total Leased GLA (3)
2014	20	$1,570,000	98,000	$15.97	3.6%	3.2%
2015	43	4,645,000	293,000	15.86	10.5%	9.5%
2016	37	5,499,000	388,000	14.17	12.4%	12.7%
2017	53	6,807,000	415,000	16.39	15.4%	13.5%
2018	40	6,344,000	378,000	16.80	14.4%	12.3%
2019	20	3,981,000	338,000	11.79	9.0%	11.0%
2020	15	2,265,000	207,000	10.94	5.1%	6.8%
2021	13	4,374,000	322,000	13.58	9.9%	10.5%
2022	22	4,148,000	311,000	13.34	9.4%	10.1%
2023	9	1,744,000	87,000	20.16	3.9%	2.8%

(1)	Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2013 for expiring leases that were executed as of December 31, 2013.

(2)
Total annualized gross rent, including recoverable common area expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2013.

(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2013.

Debt on Associated Centers

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2013” included herein for information regarding any liens or encumbrances related to our Associated Centers.

Community Centers

We owned a controlling interest in seven Community Centers and a non-controlling interest in four Community Centers as of December 31, 2013.  Community Centers typically have less development risk because of shorter development periods and lower costs. While Community Centers generally maintain higher occupancy levels and are more stable, they typically have slower rent growth because the anchor stores’ rents are typically fixed and are for longer terms.

Community Centers are designed to attract local and regional area customers and are typically anchored by a combination of supermarkets, or value-priced stores that attract shoppers to each center’s small shops. The tenants at our Community Centers typically offer necessities, value-oriented and convenience merchandise.

We own the land underlying the Community Centers in fee simple interest.

The following table sets forth certain information for each of our Community Centers at December 31, 2013:

Community Center / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total GLA (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors
Cobblestone Village at Palm Coast Palm Coast, FL	2007	100%	96,891	22,876	97%	Belk (4)
The Crossings at Marshalls Creek Middle Smithfield, PA	2013	100%	84,943	84,943	95%	Price Chopper
The Forum at Grandview Madison, MS	2010/2012	75%	189,719	189,719	100%	Best Buy, Dick’s Sporting Goods, Homegoods, Michaels, Stein Mart
Hammock Landing West Melbourne, FL	2009	50%	343,897	206,896	96%	HH Gregg, Kohl's (4), Marshall's, Michaels, Ross, Target (4)
High Pointe Commons Harrisburg, PA	2006/2008	50%	341,789	118,786	98%	Christmas Tree Shops, JC Penney (4), Target (4)
The Pavilion at Port Orange Port Orange, FL	2010	50%	313,838	252,039	95%	Belk, Hollywood Theaters, Marshall's, Michaels
Pemberton Plaza Vicksburg, MS	1986	100%	77,894	26,948	91%	T.J. Maxx (5)
The Promenade D'Iberville, MS	2009	85%	528,464	311,504	100%	Best Buy, Dick's Sporting Goods, Kohl's (4), Marshall's, Michaels, Target (4)
Renaissance Center Durham, NC	2003/2007	50%	314,691	314,691	96%	Best Buy, Nordstrom, REI, Toys R Us
Statesboro Crossing Statesboro, GA	2008	50%	136,958	136,958	98%	Hobby Lobby, T.J. Maxx
Waynesville Commons Waynesville, NC	2012	100%	126,901	41,967	100%	Belk (4)
Total Community Centers			2,555,985	1,707,327	97%

(1)	Includes total square footage of the Anchors (whether owned or leased by the Anchor) and shops. Does not include future expansion areas.

(2)	Includes leasable Anchors.

(3)	Includes tenants paying rent for executed leases as of December 31, 2013, including leased anchors.

(4)	Owned by tenant.

(5)	Pemberton Plaza - Space is owned by The Kroger Company and subleased to T.J. Maxx.

Community Centers Lease Expirations

The following table summarizes the scheduled lease expirations for tenants in occupancy at Community Centers as of December 31, 2013:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2014	17	$1,269,000	39,000	$32.25	3.6%	2.0%
2015	29	2,314,000	89,000	25.94	6.6%	4.5%
2016	22	1,285,000	59,000	21.83	3.7%	3.0%
2017	31	2,636,000	121,000	21.71	7.6%	6.2%
2018	26	2,812,000	136,000	20.67	8.1%	6.9%
2019	25	4,070,000	212,000	19.24	11.7%	10.7%
2020	35	6,992,000	392,000	17.82	20.1%	19.9%
2021	15	2,563,000	139,000	18.4	7.4%	7.1%
2022	18	2,591,000	147,000	17.58	7.4%	7.5%
2023	26	3,555,000	209,000	17.00	10.2%	10.6%

(1)	Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2013 for expiring leases that were executed as of December 31, 2013.

(2)
Total annualized gross rent, including recoverable common area expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2013.

(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2013.

Debt on Community Centers

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2013” included herein for information regarding any liens or encumbrances related to our Community Centers.

Office Buildings

We owned a controlling interest in eight Office Buildings and a non-controlling interest in five Office Buildings as of December 31, 2013.

We own a 92% interest in the 131,000 square foot office building where our corporate headquarters is located. As of December 31, 2013, we occupied 63.3% of the total square footage of the building.

The following tables set forth certain information for each of our Office Buildings at December 31, 2013:

Office Building / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total GLA (1)	Total Leasable GLA	Percentage GLA Occupied
840 Greenbrier Circle Chesapeake, VA	1983	100%	50,820	50,820	82%
850 Greenbrier Circle Chesapeake, VA	1984	100%	81,318	81,318	100%
Bank of America Building Greensboro, NC	1988	50%	49,265	49,265	38%
CBL Center Chattanooga, TN	2001	92%	130,658	130,658	100%
CBL Center II Chattanooga, TN	2008	92%	76,437	76,437	95%
First Citizens Bank Building Greensboro, NC	1985	50%	43,357	43,357	95%
Friendly Center Office Building Greensboro, NC	1972	50%	29,086	29,086	86%
Oak Branch Business Center Greensboro, NC	1990/1995	100%	33,622	33,622	77%
One Oyster Point Newport News, VA	1984	100%	36,257	36,257	29%
The Pavilion at Port Orange Port Orange, FL	2010	50%	31,382	31,382	86%
Pearland Office Pearland, TX	2009	88%	30,100	30,100	100%
Two Oyster Point Newport News, VA	1985	100%	39,283	39,283	79%
Wachovia Office Building Greensboro, NC	1992	50%	12,000	12,000	100%
Total Office Buildings			643,585	643,585	85%

(1)  Includes total square footage of the offices.  Does not include future expansion areas.

Office Buildings Lease Expirations

The following table summarizes the scheduled lease expirations for tenants in occupancy at Office Buildings as of December 31, 2013:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2014	8	$278,000	16,000	$17.18	2.5%	3.2%
2015	18	1,878,000	95,000	19.86	16.8%	18.6%
2016	19	1,068,000	56,000	19.15	9.6%	11.0%
2017	14	2,019,000	125,000	16.13	18.1%	24.6%
2018	16	1,705,000	61,000	27.83	15.3%	12.0%
2019	4	1,252,000	53,000	23.57	11.2%	10.4%
2020	—	—	—	—	—%	—%
2021	—	—	—	—	—%	—%
2022	2	464,000	15,000	—	4.2%	2.9%

(1)
Total annualized contractual gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2013 for expiring leases that were executed as of December 31, 2013.

(2)
Total annualized contractual gross rent, including recoverable common area expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2013.

(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2013.

Debt on Office Buildings

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2013” included herein for information regarding any liens or encumbrances related to our Offices.

Mortgages Notes Receivable

We own five mortgages, each of which is collateralized by either a first mortgage, a second mortgage or by assignment of 100% of the ownership interests in the underlying real estate and related improvements. The mortgages are more fully described on Schedule IV in Part IV of this report.

Mortgage Loans Outstanding at December 31, 2013 (in thousands):

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/13 (1)	Annual Debt Service	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity	Open to Prepayment Date (2)	Footnote
Consolidated Debt
Malls:
Acadiana Mall	100%	5.67%	$134,933	$10,435	Apr-17	—	$124,998	Open
Alamance Crossing	100%	5.83%	49,350	3,589	Jul-21	—	43,046	Jul-14
Arbor Place	100%	5.10%	119,319	7,948	May-22	—	100,861	Apr-14
Asheville Mall	100%	5.80%	74,819	5,917	Sep-21	—	60,190	Sep-14
Brookfield Square	100%	5.08%	90,117	6,822	Nov-15	—	85,807	Open
Burnsville Center	100%	6.00%	77,565	6,417	Jul-20	—	63,589	Open
Cary Towne Center	100%	8.50%	53,679	11,958	Mar-17	—	45,226	Open
Chapel Hill Mall	100%	6.10%	68,681	5,599	Aug-16	—	64,747	Open
CherryVale Mall	100%	5.00%	80,364	6,055	Oct-15	—	76,647	Open
Chesterfield Mall	100%	5.74%	140,000	8,153	Sep-16	—	140,000	Open
Citadel Mall	100%	5.68%	68,169	5,226	Apr-17	—	62,939	Open	(3)
Columbia Place	100%	5.45%	27,265	2,493	Sep-13	—	25,603	Open	(4)
Cross Creek Mall	100%	4.54%	133,964	9,376	Jan-22	—	102,260	Open
Dakota Square Mall	100%	6.23%	57,642	4,562	Nov-16	—	54,843	Open

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/13 (1)	Annual Debt Service	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity	Open to Prepayment Date (2)	Footnote
East Towne Mall	100%	5.00%	68,539	5,153	Nov-15	—	65,231	Open
EastGate Mall	100%	5.83%	41,102	3,613	Apr-21	—	30,155	Apr-14
Eastland Mall	100%	5.85%	59,400	3,475	Dec-15	—	59,400	Open
Fashion Square	100%	4.95%	40,675	2,932	Jun-22	—	31,112	May-14
Fayette Mall	100%	5.42%	175,319	13,527	May-21	—	139,177	Open
Greenbrier Mall	100%	5.91%	75,543	6,055	Aug-16	—	71,111	Open
Hamilton Place	90%	5.86%	103,888	8,292	Aug-16	—	97,757	Open
Hanes Mall	100%	6.99%	153,977	13,080	Oct-18	—	140,968	Open
Hickory Point Mall	100%	5.85%	29,005	2,347	Dec-15	—	27,690	Open
Honey Creek Mall	100%	8.00%	29,988	3,373	Jul-19	—	23,290	Open	(5)
Imperial Valley Mall	100%	4.99%	51,278	3,859	Sep-15	—	49,019	Open
Janesville Mall	100%	8.38%	3,797	1,857	Apr-16	—	—	Open
Jefferson Mall	100%	4.75%	69,599	4,456	Jun-22	—	58,176	May-14
Kirkwood Mall	100%	5.75%	39,778	2,885	Apr-18		37,109	Open
Layton Hills Mall	100%	5.66%	96,433	7,453	Apr-17	—	89,327	Open
Mall del Norte	100%	5.04%	113,400	5,715	Dec-14	—	113,400	Open
Midland Mall	100%	6.10%	33,894	2,763	Aug-16	—	31,953	Open
Northwoods Mall	100%	5.08%	71,294	4,743	Apr-22	—	60,292	May-14
The Outlet Shoppes at Atlanta	75%	4.90%	79,902	5,095	Nov-23	—	65,036	Nov-14
The Outlet Shoppes at El Paso	75%	7.06%	65,465	5,622	Dec-17	—	61,265	Open
The Outlet Shoppes at Gettysburg	50%	5.87%	39,437	3,104	Feb-16	—	37,766	Open
The Outlet Shoppes at Oklahoma City	75%	5.73%	57,812	4,521	Jan-22	—	45,428	Open
Park Plaza Mall	100%	5.28%	93,909	7,165	Apr-21	—	74,428	Apr-14
Parkdale Mall & Crossing	100%	5.85%	89,991	7,241	Mar-21	—	72,447	Mar-14
Parkway Place	100%	6.50%	39,433	3,403	Jul-20	—	32,661	Open
Southaven Towne Center	100%	5.50%	40,929	3,134	Jan-17	—	38,056	Open
Southpark Mall	100%	4.85%	65,531	4,240	Jun-22	—	54,924	Jul-14
St. Clair Square	100%	3.25%	122,375	5,477	Dec-16	—	117,875	Open	(6)
Stroud Mall	100%	4.59%	33,243	2,119	Apr-16	—	30,276	Open	(7)
Valley View Mall	100%	6.50%	61,027	5,267	Jul-20	—	50,547	Open
Volusia Mall	100%	8.00%	51,586	5,802	Jul-19	—	40,064	Open	(5)
Wausau Center	100%	5.85%	18,790	1,509	Apr-21	—	15,100	Apr-14
West Towne Mall	100%	5.00%	96,811	7,279	Nov-15	—	92,139	Open
WestGate Mall	100%	4.99%	38,818	2,803	Jul-22	—	29,670	Open
York Galleria	100%	4.55%	53,093	3,245	Apr-16	—	48,337	Open	(8)
			3,480,928	267,154			3,081,942

Associated Centers:
CoolSprings Crossing	100%	4.54%	12,427	792	Apr-16	—	11,313	Open	(9)
EastGate Crossing	100%	5.66%	15,024	1,159	May-17	—	13,893	Open
Gunbarrel Pointe	100%	4.64%	11,067	701	Apr-16	—	10,083	Open	(10)
Hamilton Corner	90%	5.67%	15,289	1,183	Apr-17	—	14,164	Open
Hamilton Crossing & Expansion	92%	5.99%	10,075	819	Apr-21	—	8,122	Open
The Plaza at Fayette	100%	5.67%	39,834	3,081	Apr-17	—	36,901	Open
The Shoppes at St. Clair Square	100%	5.67%	20,188	1,562	Apr-17	—	18,702	Open

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/13 (1)	Annual Debt Service	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity	Open to Prepayment Date (2)	Footnote
The Terrace	92%	7.25%	13,963	1,284	Jun-20	—	11,755	Jul-15
			137,867	10,581			124,933

Community Centers:
Statesboro Crossing	50%	1.97%	11,337	355	Jun-16	Jun-18	11,024	Open	(11)
The Promenade	85%	1.87%	51,300	3,599	Dec-14	Dec-18	51,300	Open	(11)
			62,637	3,954			62,324

Office Building:
CBL Center	92%	5.00%	21,095	1,651	Jun-22	—	14,949	Jul-14

Unsecured Credit Facilities:
$600,000 capacity	100%	1.57%	99,371	1,560	Nov-15	Nov-16	99,371	Open
$600,000 capacity	100%	1.57%	124,383	1,953	Nov-16	Nov-17	124,383	Open
$100,000 capacity	100%	1.57%	5,000	79	Feb-16	—	5,000	Open
			228,754	3,592			228,754
Unsecured Term Loans:
$400,000 capacity	100%	1.67%	400,000	6,680	Jul-18	—	400,000	Open
$50,000 capacity	100%	2.07%	50,000	1,035	Feb-18	—	50,000	Open
			450,000	7,715			450,000
Senior Unsecured Notes:
5.25% notes	100%	5.25%	450,000	23,625	Dec-23	—	450,000	Open
5.25% notes - discount	100%	5.25%	(4,626)	(243)	Dec-23	—	(4,626)	Open
			445,374	23,382			445,374

Construction Property:
The Outlet Shoppes at Louisville	65%	2.17%	2,983	65	Aug-16	Aug-18	2,983	Open	(11)	(12)

Other:
Pearland Town Center	88%	8.00%	17,570	1,406	Oct-14	—	N/A		(13)

Unamortized Premiums (Discounts)			10,315	—			—		(14)
Total Consolidated Debt			$4,857,523	$319,500			$4,411,259

Unconsolidated Debt:
Coastal Grand-Myrtle Beach	50%	5.09%	76,839	7,078	Oct-14	—	74,423	Open	(15)
CoolSprings Galleria	50%	6.98%	107,526	10,683	Jun-18	—	87,037	Open
Fremaux Town Center	65%	2.29%	25,800	591	Mar-16	Mar-18	25,800	Open	(11)	(12)
Friendly Shopping Center	50%	3.48%	100,000	3,480	Apr-23	—	82,392	Apr-14	(16)
Governor's Square Mall	48%	8.23%	19,619	3,476	Sep-16	—	14,089	Open
Gulf Coast Town Center (Phase I)	50%	5.60%	190,800	10,687	Jul-17	—	190,800	Open
Gulf Coast Town Center (Phase III)	50%	2.75%	6,258	758	Jul-15	—	5,401	Open	(11)	(12)
Hammock Landing (Phase I)	50%	2.17%	41,011	1,658	Nov-15	Nov-17	39,596	Open	(11)	(17)
Hammock Landing (Phase II)	50%	2.42%	4,530	110	Nov-15	Nov-17	4,530	Open	(11)	(18)

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/13 (1)	Annual Debt Service	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity	Open to Prepayment Date (2)	Footnote
High Pointe Commons (Phase I)	50%	5.74%	13,511	1,212	May-17	—	12,112	Open
High Pointe Commons (Phase II)	50%	6.10%	5,406	481	Jul-17	—	4,816	Open
Kentucky Oaks Mall	50%	5.27%	23,101	2,429	Jan-17	—	19,223	Open
Oak Park Mall	50%	5.85%	275,700	16,128	Dec-15	—	275,700	Open
The Pavilion at Port Orange	50%	2.17%	62,559	2,510	Nov-15	Nov-17	52,392	Open	(11)	(17)
Renaissance Center (Phase I)	50%	5.61%	33,129	2,569	Jul-16	—	31,297	Open
Renaissance Center (Phase II)	50%	3.49%	16,000	558	Apr-23	—	13,636	Apr-14	(19)
The Shops at Friendly Center	50%	5.90%	40,334	3,203	Jan-17	—	37,639	Open
Triangle Town Center	50%	5.74%	179,336	14,367	Dec-15	—	171,092	Open
West County Center	50%	3.40%	190,000	6,460	Dec-22	—	162,270	Jan-15	(20)
York Town Center	50%	4.90%	36,536	2,657	Feb-22	—	28,293	Open
York Town Center - Pier 1	50%	2.92%	1,476	56	Feb-22	—	1,088	Open	(11)
Total Unconsolidated Debt			$1,449,471	$91,151			$1,333,626
Total Consolidated and Unconsolidated Debt			$6,306,994	$410,651			$5,744,885
Company's Pro-Rata Share of Total Debt			$5,506,988	$358,307					(21)

(1)	The amount listed includes 100% of the loan amount even though the Company may have less than a 100% ownership interest in the Property.

(2)	Prepayment premium is based on yield maintenance or defeasance.

(3)	The foreclosure process on Citadel Mall was completed in January 2014.

(4)	Columbia Place is in the process of foreclosure, which the Company anticipates will be complete by the second quarter of 2014.

(5)	The mortgages on Honey Creek and Volusia Mall are cross-collateralized and cross-defaulted.

(6)	This loan was retired subsequent to December 31, 2013.

(7)
The Company has an interest rate swap on a notional amount of $33,243, amortizing to $30,276 over the term of the swap, related to Stroud Mall to effectively fix the interest rate on that variable-rate loan. Therefore, this amount is currently reflected as having a fixed rate. The swap terminates in April 2016.

(8)
The Company has an interest rate swap on a notional amount of $53,093, amortizing to $48,337 over the term of the swap, related to York Galleria to effectively fix the interest rate on that variable-rate loan. Therefore, this amount is currently reflected as having a fixed rate. The swap terminates in April 2016.

(9)
The Company has an interest rate swap on a notional amount of $12,427, amortizing to $11,313 over the term of the swap, related to CoolSprings Crossing to effectively fix the interest rate on that variable-rate loan. Therefore, this amount is currently reflected as having a fixed rate. The swap terminates in April 2016.

(10)
The Company has an interest rate swap on a notional amount of $11,067, amortizing to $10,083 over the term of the swap, related to Gunbarrel Pointe to effectively fix the interest rate on that variable-rate loan. Therefore, this amount is currently reflected as having a fixed rate. The swap terminates in April 2016.

(11)	The interest rate is variable at various spreads over LIBOR priced at the rates in effect at December 31, 2013. The note is prepayable at any time without prepayment penalty.

(12)	The Company owns less than 100% of the Property but guarantees 100% of the debt.

(13)
We own 88% and our joint venture partner owns 12%. of Pearland Town Center. Our joint venture partner's equity contribution is accounted for using the financing method. The 8.0% rate represents our partner's rate of preferred return.

(14)
Represents net premiums related to debt assumed to acquire real estate assets, which had stated interest rates that were above or below the estimated market rates for similar debt instruments at the respective acquisition dates.

(15)
The amounts shown represent a first mortgage securing the Property.  In addition to the outstanding balance of the first mortgage shown above, there is also a total of $18,000 of B-notes that are payable to the Company and its joint venture partner, each of which hold $9,000 for Coastal Grand - Myrtle Beach.

(16)	Annual debt service is interest only through May 2016. Thereafter, debt service will be $5,735.

(17)	The Company guarantees 25% of the debt.

(18)
The Company owns less than 100% of the Property but guarantees 100% of the debt. The guaranty will be reduced to 25% once the construction of Carmike Cinema is complete and the theater is in operation.

(19)	Annual debt service is interest only through May 2016. Thereafter, debt service will be $861.

(20)	Annual debt service is interest only through December 2015. In 2016 and thereafter, annual debt service will be $10,111.

(21)
Represents the Company's pro rata share of debt, including our share of unconsolidated affiliates' debt and excluding noncontrolling interests' share of consolidated debt on shopping center properties.

The following is a reconciliation of consolidated debt to the Company's pro rata share of total debt (in thousands):

Total consolidated debt	$4,857,523
Noncontrolling interests' share of consolidated debt	(93,075)
Company's share of unconsolidated debt	742,540
Company's pro rata share of total debt	$5,506,988

Other than our property-specific mortgage or construction loans, there are no material liens or encumbrances on our Properties. See Note 5 and Note 6 to the consolidated financial statements for additional information regarding property-specific indebtedness and construction loans.

ITEM 3. LEGAL PROCEEDINGS
We are currently involved in certain litigation that arises in the ordinary course of business, most of which is expected to be covered by liability insurance. Based on current expectations, such matters, both individually and in the aggregate, are not expected to have a material adverse effect on our liquidity, results of operations, business or financial condition.
On March 11, 2010, The Promenade D'Iberville, LLC (“TPD”), a subsidiary of the Company, filed a lawsuit in the Circuit Court of Harrison County, Mississippi (the "Mississippi Case"), against M. Hanna Construction Co., Inc. (“M Hanna”), Gallet & Associates, Inc., LA Ash, Inc., EMJ Corporation (“EMJ”) and JEA (f/k/a Jacksonville Electric Authority), seeking damages for alleged property damage and related damages occurring at a shopping center development in D'Iberville, Mississippi. EMJ filed an answer and counterclaim denying liability and seeking to recover from TPD the retainage of approximately $0.3 million allegedly owed under the construction contract. Kohl's Department Stores, Inc. (“Kohl's”) was granted permission to intervene in the Mississippi Case and, on April 13, 2011, filed a cross-claim against TPD alleging that TPD is liable to Kohl's for unspecified damages resulting from the actions of the defendants and for the failure to perform the obligations of TPD under a Site Development Agreement with Kohl's. Kohl's also made a claim against us based on our guarantee of the performance of TPD under the Site Development Agreement. Although, based on information currently available, we believe the likelihood of an unfavorable outcome related to the claims made by EMJ and Kohl's against us in connection with the Mississippi case is remote, we are providing disclosure of this litigation due to the related party relationship between us and EMJ described below. In August 2013, TPD received a partial settlement of $8.2 million from certain of the defendants in the Mississippi Case described above. Subsequent to December 31, 2013, we received a partial settlement of $0.8 million from certain of the defendants in the Mississippi Case described above. Litigation continues with other defendants in the matter, and trial is scheduled for the September 2014 jury term.
TPD also has filed claims under several insurance policies in connection with this matter, and there are three pending lawsuits relating to insurance coverage. On October 8, 2010, First Mercury Insurance Company (“First Mercury”) filed an action in the United States District Court for the Eastern District of Texas against M Hanna and TPD seeking a declaratory judgment concerning coverage under a liability insurance policy issued by First Mercury to M Hanna. That case was dismissed for lack of federal jurisdiction and refiled in Texas state court. On June 13, 2011, TPD filed an action in the Chancery Court of Hamilton County, Tennessee (the "Tennessee Case") against National Union Fire Insurance Company of Pittsburgh, PA (“National Union”) and EMJ seeking a declaratory judgment regarding coverage under a liability insurance policy issued by National Union to EMJ and recovery of damages arising out of National Union's breach of its obligations. In March 2012, Zurich American and Zurich American of Illinois, which also have issued liability insurance policies to EMJ, intervened in the Tennessee Case and the case was set for trial on October 29, 2013 but, currently, the trial date has been extended while the parties mediate the case. The first mediation session took place on January 14-15, 2014, and the second session is scheduled for March 18-19, 2014. On February 14, 2012, TPD filed claims in the United States District Court for the Southern District of Mississippi against Factory Mutual Insurance Company and Federal Insurance Company seeking a declaratory judgment concerning coverage under certain builders risk and property insurance policies issued by those respective insurers to the Company.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock of CBL & Associates Properties, Inc. is traded on the New York Stock Exchange.  The stock symbol is “CBL”. Quarterly sale prices and dividends paid per share of common stock are as follows:

	Market Price
Quarter Ended	High	Low	Dividend
2013
March 31	$23.79	$20.76	$0.230
June 30	$26.95	$20.22	$0.230
September 30	$24.12	$18.74	$0.230
December 31	$20.63	$17.76	$0.245

2012
March 31	$19.50	$15.41	$0.220
June 30	$19.57	$16.65	$0.220
September 30	$22.55	$18.64	$0.220
December 31	$23.00	$20.60	$0.220

There were approximately 803 shareholders of record for our common stock as of February 24, 2014.

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

See Part III, Item 12 contained herein for information regarding securities authorized for issuance under equity compensation plans.

The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
Oct. 1–31, 2013	66	$19.42	—	$—
Nov. 1–30, 2013	—	—	—	—
Dec. 1–31, 2013	—	—	—	—
Total	66	$19.42	—	$—

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

ITEM 6. SELECTED FINANCIAL DATA (CBL & Associates Properties, Inc.)
       (In thousands, except per share data)

	Year Ended December 31, (1)
	2013	2012	2011	2010	2009
Total revenues	$1,053,625	$1,002,843	$1,019,899	$1,014,487	$1,020,041
Total operating expenses	722,860	632,922	671,477	622,945	638,243
Income from operations	330,765	369,921	348,422	391,542	381,798
Interest and other income	10,825	3,953	2,578	3,868	5,200
Interest expense	(231,856)	(242,357)	(262,608)	(275,951)	(281,041)
Gain (loss) on extinguishment of debt	(9,108)	265	1,029	—	(601)
Gain (loss) on investments	2,400	45,072	—	888	(9,260)
Gain on sales of real estate assets	1,980	2,286	59,396	2,887	3,820
Equity in earnings (losses) of unconsolidated affiliates	11,616	8,313	6,138	(188)	5,489
Income tax (provision) benefit	(1,305)	(1,404)	269	6,417	1,222
Income from continuing operations	115,317	186,049	155,224	129,463	106,627
Discontinued operations	(4,947)	(11,530)	29,770	(31,293)	(113,692)
Net income (loss)	110,370	174,519	184,994	98,170	(7,065)
Net (income) loss attributable to noncontrolling interests in:
Operating Partnership	(7,125)	(19,267)	(25,841)	(11,018)	17,845
Other consolidated subsidiaries	(18,041)	(23,652)	(25,217)	(25,001)	(25,769)
Net income (loss) attributable to the Company	85,204	131,600	133,936	62,151	(14,989)
Preferred dividends	(44,892)	(47,511)	(42,376)	(32,619)	(21,818)
Net income (loss) available to common shareholders	$40,312	$84,089	$91,560	$29,532	$(36,807)
Basic per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.27	$0.60	$0.46	$0.38	$0.37
Net income (loss) attributable to common shareholders	$0.24	$0.54	$0.62	$0.21	$(0.35)
Weighted average common shares outstanding	167,027	154,762	148,289	138,375	106,366
Diluted per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.27	$0.60	$0.46	$0.38	$0.37
Net income (loss) attributable to common shareholders	$0.24	$0.54	$0.62	$0.21	$(0.35)
Weighted average common and potential dilutive common shares outstanding	167,027	154,807	148,334	138,416	106,366
Amounts attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$44,515	$93,469	$68,366	$52,323	$39,763
Discontinued operations	(4,203)	(9,380)	23,194	(22,791)	(76,570)
Net income (loss) attributable to common shareholders	$40,312	$84,089	$91,560	$29,532	$(36,807)
Dividends declared per common share	$0.935	$0.880	$0.840	$0.800	$0.580

	December 31,
	2013	2012	2011	2010	2009
BALANCE SHEET DATA:
Net investment in real estate assets	$6,067,157	$6,328,982	$6,005,670	$6,890,137	$7,095,035
Total assets	6,785,971	7,089,736	6,719,428	7,506,554	7,729,110
Total mortgage and other indebtedness	4,857,523	4,745,683	4,489,355	5,209,747	5,616,139
Redeemable noncontrolling interests	34,639	464,082	456,105	458,213	444,259
Total shareholders' equity	1,404,913	1,328,693	1,263,278	1,300,338	1,117,896
Noncontrolling interests	155,021	192,404	207,113	223,605	302,483
Total equity	1,559,934	1,521,097	1,470,391	1,523,943	1,420,379

	Year Ended December 31,
	2013	2012	2011	2010	2009
OTHER DATA:
Cash flows provided by (used in):
Operating activities	$464,751	$481,515	$441,836	$429,792	$431,638
Investing activities	(125,693)	(246,670)	(27,645)	(5,558)	(160,302)
Financing activities	(351,806)	(212,689)	(408,995)	(421,400)	(275,834)

Funds From Operations ("FFO") of the Operating Partnership (2)	437,451	458,159	422,697	394,841	397,068
FFO allocable to Company shareholders	371,702	372,758	329,323	287,563	267,425

(1)
Please refer to Note 3, 5 and 15 to the consolidated financial statements for a description of acquisitions, joint venture transactions and impairment charges that have impacted the comparability of the financial information presented.  Also, please refer to Note 4 to the consolidated financial statements for a description of discontinued operations that resulted in revisions to certain amounts previously reported.

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

ITEM 6. SELECTED FINANCIAL DATA (CBL & Associates Limited Partnership)
       (In thousands, except per unit data)

	Year Ended December 31, (1)
	2013	2012	2011	2010	2009
Total revenues	$1,053,625	$1,002,843	$1,019,899	$1,014,487	$1,020,041
Total operating expenses	722,860	632,922	671,477	622,945	636,768
Income from operations	330,765	369,921	348,422	391,542	383,273
Interest and other income	10,825	3,953	2,578	3,910	5,200
Interest expense	(231,856)	(242,357)	(262,608)	(275,951)	(281,041)
Gain (loss) on extinguishment of debt	(9,108)	265	1,029	—	(601)
Gain (loss) on investments	2,400	45,072	—	888	(9,260)
Gain on sales of real estate assets	1,980	2,286	59,396	2,887	3,820
Equity in earnings (losses) of unconsolidated affiliates	11,616	8,313	6,138	(188)	5,489
Income tax (provision) benefit	(1,305)	(1,404)	269	6,417	1,222
Income from continuing operations	115,317	186,049	155,224	129,505	108,102
Discontinued operations	(4,947)	(11,530)	29,770	(31,293)	(113,692)
Net income (loss)	110,370	174,519	184,994	98,212	(5,590)
Net income attributable to noncontrolling interests	(18,041)	(23,652)	(25,217)	(25,001)	(25,769)
Net income (loss) attributable to the Operating Partnership	92,329	150,867	159,777	73,211	(31,359)
Distributions to preferred unitholders	(44,892)	(47,511)	(42,376)	(32,619)	(21,818)
Net income (loss) available to common unitholders	$47,437	$103,356	$117,401	$40,592	$(53,177)
Basic per unit data attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$0.26	$0.59	$0.49	$0.33	$0.15
Net income (loss) attributable to common unitholders	$0.24	$0.54	$0.62	$0.21	$(0.34)
Weighted average common units outstanding	196,572	190,223	190,335	190,001	157,933
Diluted per unit data attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$0.26	$0.59	$0.49	$0.33	$0.15
Net income (loss) attributable to common unitholders	$0.24	$0.54	$0.62	$0.21	$(0.34)
Weighted average common and potential dilutive common units outstanding	196,572	190,268	190,380	190,043	157,970
Amounts attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$51,640	$112,736	$94,207	$63,383	$23,393
Discontinued operations	(4,203)	(9,380)	23,194	(22,791)	(76,570)
Net income (loss) attributable to common unitholders	$47,437	$103,356	$117,401	$40,592	$(53,177)
Distributions per unit	$0.97	$0.92	$0.89	$0.90	$0.74

	December 31,
	2013	2012	2011	2010	2009
BALANCE SHEET DATA:
Net investment in real estate assets	$6,067,157	$6,328,982	$6,005,670	$6,890,137	$7,105,034
Total assets	6,786,393	7,090,225	6,719,559	7,506,650	7,739,228
Total mortgage and other indebtedness	4,857,523	4,745,683	4,489,355	5,209,747	5,616,139
Redeemable interests	34,639	464,082	456,105	458,213	444,259
Total partners' capital	1,541,176	1,458,164	1,466,241	1,517,957	1,426,766
Noncontrolling interests	19,179	63,496	4,280	6,082	675
Total capital	1,560,355	1,521,660	1,470,521	1,524,039	1,427,441

	Year Ended December 31,
	2013	2012	2011	2010	2009
OTHER DATA:
Cash flows provided by (used in):
Operating activities	$464,741	$481,181	$441,827	$429,815	$431,645
Investing activities	(125,693)	(246,683)	(27,645)	(5,559)	(160,302)
Financing activities	(351,806)	(212,331)	(408,995)	(421,400)	(275,832)

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
     As of December 31, 2013, we owned controlling interests in 75 regional malls/open-air and outlet centers (including one mixed-use center), 25 associated centers (each located adjacent to a regional shopping mall), seven community centers and eight office buildings, including our corporate office building. We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a variable interest entity ("VIE"). As of December 31, 2013, we owned non-controlling interests in nine regional malls, four associated centers, four community centers and five office buildings. Because one or more of the other partners have substantive participating rights, we do not control these partnerships and joint ventures and, accordingly, account for these investments using the equity method.  We had controlling interests in two mall redevelopments and one outlet center, owned in a 65%/35% joint venture, under construction at December 31, 2013. We had a noncontrolling interest in one community center development at December 31, 2013. We also hold options to acquire certain development properties owned by third parties.
We made significant progress regarding two of our major priorities for 2013: improving the performance of our portfolio and strengthening our balance sheet. Operationally, we took advantage of ongoing opportunities to invest in growing our core portfolio, strengthened our retail base and increased the focus on our disposition program. We made significant progress in strengthening our tenant base and, while a short-term effect of the turnover in tenants that were replaced was lost income resulting from downtime between store closings and openings, we expect the long-term impact to be positive as indicated by the 11.8% leasing spreads achieved for the full year. We did not experience the incremental increases in occupancy or reach the level of same-center NOI we forecasted as the downtime associated with our tenant upgrade strategy weighed on our results. However, occupancy levels remained at historically high levels at 94.7% for the portfolio as of December 31, 2013 and same-center NOI increased 0.9% for the year ended December 31, 2013. Additionally, many retailers have announced expansion plans which we anticipate will positively impact our leasing spreads and occupancy rates. We began a multi-year plan to transition our portfolio to a higher growth profile by disposing of several lower-performing Properties in 2013. We expect this transition will enable our higher-performing Properties to have a greater impact on our overall results. We will also continue to focus on redevelopments of many of our Properties and new outlet center developments.
We continually review the performance and trends of existing tenants including our department stores. For example, JCPenney’s negative sales performance for the past two years has raised concerns in the market. We have reviewed their store base in our portfolio to develop alternative plans that would bring exciting new retail options to our malls. Of the 69 JCPenney stores at our malls, 33 of the stores are owned by JCPenney and 36 are leased. Cumulatively, this retailer accounts for only 1.5% of our total annual revenues. While at this time we do not anticipate any additional JCPenney store closures in 2014, should we have the opportunity to recapture some of their stores, we have multiple options to utilize these spaces including replacing with new anchors, redevelopment into additional boxes and restaurants, adding small shops or creating outparcels. As an example, our plans for redevelopment of the two Sears buildings we purchased in 2013 include newly created mall shop space for a mix of fashion retailers, restaurants and junior anchors.
We received two investment grade ratings in 2013 which increased our flexibility and access to financing options in the public debt markets. Our Operating Partnership completed a $450.0 million inaugural bond issuance. We converted our third and final credit facility from secured to unsecured, closed on two unsecured term loans with an aggregate total of $450.0 million, and retired or refinanced maturing secured loans taking advantage of favorable financing terms. Our ATM program generated net proceeds of $209.6 million through the sale of 8.4 million shares of common stock. Additionally, we redeemed the Westfield PJV units for $413.0. million. All of these initiatives serve to further strengthen our balance sheet and allow us the financial resources to continue to invest in our Properties and pursue strategic acquisitions.
FFO of our Operating Partnership, as adjusted, increased 5.6% to $435.9 million for the year ending December 31, 2013 as compared to $412.8 million in the prior year. Contributions from new properties and rent growth from existing properties were partially offset by dilution from the dispositions completed in 2013 and higher interest expense from the bond issuance. FFO is a key performance measure for real estate companies.  Please see the more detailed discussion of this measure on page 78. We expect the additional interest expense from the bond issuance will be offset by lower interest expense on loans that we retired during the latter part of last year and throughout the upcoming year with our lines of credit.
Moving forward into 2014, we will continue to work on upgrading our retail mix, redeveloping and expanding higher performing Properties and divesting lower productivity assets. These operational strategies aligned with our strong financial resources will position us to strengthen our existing portfolio of Properties while also pursuing selective acquisitions and development.

Results of Operations
Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012
Properties that were in operation for the entire year during both 2013 and 2012 are referred to as the “2013 Comparable Properties.” Since January 1, 2012, we have opened one outlet center and two community center developments and acquired two outlet centers and two malls as follows:

Property	Location	Date Opened /Acquired
New Developments:
Waynesville Commons	Waynesville, NC	October 2012
The Crossings at Marshalls Creek	Middle Smithfield, PA	June 2013
The Outlet Shoppes at Atlanta (1)	Woodstock, GA	July 2013

Acquisitions:
The Outlet Shoppes at El Paso (1)	El Paso, TX	April 2012
The Outlet Shoppes at Gettysburg (2)	Gettysburg, PA	April 2012
Dakota Square Mall	Minot, ND	May 2012
Kirkwood Mall (3)	Bismarck, ND	December 2012
(1) The Outlet Shoppes at Atlanta and The Outlet Shoppes at El Paso are 75/25 joint ventures, which are included in the accompanying consolidated statements of operations on a consolidated basis.
(2) The Outlet Shoppes at Gettysburg is a 50/50 joint venture and is included in the accompanying consolidated statements of operations on a consolidated basis.
(3) We acquired a 49.0% interest in Kirkwood Mall in December 2012 and the remaining 51.0% interest in April 2013. This Property has been included in the accompanying consolidated statements of operations on a consolidated basis since December 2012.

The Properties listed above are included in our operations on a consolidated basis and are collectively referred to as the "2013 New Properties." In addition to the above Properties, in December 2012, we purchased the remaining 40.0% noncontrolling interests in Imperial Valley Mall L.P. and Imperial Valley Peripheral L.P., collectively referred to as the "IV Property," from our joint venture partner. The results of operations of the IV Property, previously accounted for using the equity method of accounting, are included in our operations on a consolidated basis beginning December 2012. The transactions related to the 2013 New Properties and the IV Property impact the comparison of the results of operations for the year ended December 31, 2013 to the results of operations for the year ended December 31, 2012.
Revenues
Total revenues increased by $50.8 million for 2013 compared to the prior year. Rental revenues and tenant reimbursements increased $45.8 million due to increases of $32.5 million related to the 2013 New Properties and $13.5 million attributable to the IV Property, partially offset by a decrease of $0.2 million from the 2013 Comparable Properties. The 2013 Comparable Properties were impacted by a decrease of $5.3 million related to our non-core Properties and our Properties that were undergoing redevelopment.
Our cost recovery ratio decreased to 97.9% for 2013 compared to 100.9% for 2012. The decrease is primarily due to an increase in operating and maintenance and repairs expenses that was not fully recoverable in the period from tenant reimbursements as many of our leases contain fixed rate provisions.
The increase in management, development and leasing fees of $1.7 million was primarily attributable to increases of $1.2 million in management fees and $0.5 million in development fees. The $1.2 million management fee increase is due to new contracts to provide property management services to eight third party malls. One of the contracts to manage a portfolio of six third party malls began in the second quarter of 2012 and two additional contracts, each to manage one mall, began in the third quarter of 2013. The increase of $0.5 million in development fees is related to the development of an outlet center and a community center in 2013.
Other revenues increased $3.3 million primarily due to increases of $1.6 million in revenues of our subsidiary that provides security and maintenance services to third parties and $0.9 million received as a claims settlement for lost business at one Property as a result of the Deepwater Horizon oil spill.
Operating Expenses
Total operating expenses increased $89.9 million for 2013 compared to the prior year. Property operating expenses, including real estate taxes and maintenance and repairs, increased $19.5 million primarily due to increases of $8.7 million from the 2013 New Properties, $6.7 million related to the 2013 Comparable Properties and $4.0 million attributable to the IV Property. The $6.7 million increase in property operating expenses of the 2013 Comparable Properties is primarily attributable to increases of $2.6 million in insurance expense, $1.8 million for security and janitorial costs, $1.6 million in snow removal costs and $0.9 million in marketing expenses, which were partially offset by decreases of $1.8 million in real estate taxes.
The increase in depreciation and amortization expense of $23.5 million resulted from increases of $11.8 million related to the 2013 New Properties, $7.5 million attributable to the IV Property and $4.2 million from the 2013 Comparable Properties. The increase attributable to the 2013 Comparable Properties is primarily attributable to an increase of $6.4 million in depreciation expense related to capital expenditures for renovations, redevelopments and deferred maintenance and an increase of $0.4 million in amortization of tenant relationships and deferred leasing costs which were partially offset by a decrease of $1.6 million in amortization of tenant allowances and in-place leases.
General and administrative expenses decreased $2.4 million primarily as a result of decreases in consulting and legal fees, payroll and related expenses and acquisition-related costs, which were partially offset by an increase in capitalized overhead related to development projects and expenses related to obtaining an investment grade rating. As a percentage of revenues, general and administrative expenses were 4.6% in 2013 compared to 5.1% in 2012.
During 2013, we recorded a non-cash impairment of $70.0 million which consisted of a $67.7 million loss to reduce the depreciated book value of two malls to their estimated fair values, a $1.8 million loss on the sale of an outparcel and a loss of $0.5 million to write down the book value of the corporate aircraft to its fair value upon trade-in. See Item 9B of this report and Note 15 to the consolidated financial statements for additional information. During 2012, we recorded a non-cash impairment of real estate of $24.4 million. The $24.4 million impairment is attributable to a $20.3 million loss recorded to reduce the fair value of land available for the future expansion of an associated center, a $3.0 million loss to write down the book value of an associated center and a $1.1 million loss from the sale of three outparcels. See Note 15 to the consolidated financial statements for further discussion of impairment charges.
Other expenses increased $3.7 million primarily due to higher expenses of $3.4 million related to our subsidiary that provides security and maintenance services to third parties and an increase of $0.4 million in abandoned projects expense.

Other Income and Expenses
Interest and other income increased $6.9 million in 2013 compared to the prior year period. The increase primarily relates to an $8.2 million partial settlement of a lawsuit. See Note 14 to the consolidated financial statements for additional information. The increase was partially offset by a decrease of $1.2 million attributable to two mezzanine loans for two outlet centers. In 2012, we earned $0.6 million in interest income on these loans and subsequently recognized $0.6 million of unamortized discounts on these loans as income when they terminated in connection with the acquisitions of member interests in both outlet centers in 2012.
Interest expense decreased $10.5 million in 2013 compared to the prior year period. Interest expense related to the 2013 Comparable Properties decreased $18.9 million. The decrease was partially offset by an increase of $6.4 million related to the 2013 New Properties and an increase of $2.0 million attributable to the IV Property. The decrease attributable to the 2013 Comparable Properties resulted from using our credit facilities to retire higher-rate mortgage loans and refinancing other Properties at lower fixed rates.
During 2013, we recorded a loss on extinguishment of debt of $9.1 million in connection with the early retirement of two mortgage loans. The loss was attributable to a prepayment fee of $8.7 million for the loan payoff of Mid Rivers Mall and $0.4 million to write-off unamortized financing costs for Mid Rivers Mall and South County Center. During 2012, we recorded a gain on extinguishment of debt of $0.3 million in connection with the early retirement of a mortgage loan.
We recorded a gain on investment of $2.4 million during 2013 for the full payment of a note receivable related to our investment in China that had been written down in 2009. We recorded a gain on investment of $45.1 million during 2012 related to the acquisition of a controlling interest in Imperial Valley Mall, located in El Centro, CA, when we acquired our joint venture partner's 40% interest.
In 2013, we recognized a $2.0 million gain on sales of real estate assets, which was comprised of $1.9 million in proceeds from the sale of nine parcels of land and $0.1 million attributable to additional consideration received for an outparcel previously taken through an eminent domain proceeding. We recognized a gain on sales of real estate assets of $2.3 million in 2012 related to the sale of a vacant anchor space at one of our malls and the sale of eight parcels of land.
Equity in earnings of unconsolidated affiliates increased by $3.3 million during 2013. The increase is primarily attributable to lower interest expense from the refinancing of West County Center in December 2012 and increases in base rents and tenant reimbursements due to occupancy improvements and growth in rental rates at several unconsolidated affiliates. These increases were partially offset by a decrease of $2.6 million as a result of the IV Property being consolidated in the 2013 period.
The income tax provision of $1.3 million in 2013 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current benefit of $0.5 million and a deferred income tax provision of $1.8 million. The income tax provision of $1.4 million in 2012 consists of a current tax benefit of $1.7 million and a deferred income tax provision of $3.1 million.
The operating loss from discontinued operations for 2013 includes a $5.2 million loss on impairment of real estate to write down the net book value of a portfolio of six Properties sold during the period to the net sales price, a $2.9 million write-off of straight-line rent for Properties sold during the period, the operating results of three malls, three associated centers and five office buildings sold in 2013, and settlement of estimated expenses based on actual amounts for Properties sold during previous periods. The operating loss from discontinued operations for 2012 of $12.5 million includes a loss of $26.5 million on impairment of real estate related to two malls and one community center that were sold in 2012, which was partially offset by the operating results of two malls and four community centers that were sold during 2012 and the operating results of three malls, three associated centers and five office buildings that were sold in 2013, as well as settlement of estimated expenses based on actual amounts for Properties sold during previous periods.
The $1.1 million gain on discontinued operations for 2013 represents the gain from the sale of five office buildings sold during the period as well as recognition of a gain from the sale of two office buildings, which had been deferred in 2008 until subsequent repayment of the related notes receivable. The gain on discontinued operations of $1.0 million in 2012 related to the sale of a community center.

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

Properties that were in operation for the entire year during both 2012 and 2011 are referred to as the “2012 Comparable Properties.” From January 1, 2011 to December 31, 2012, we acquired or opened three outlet centers, three malls and one community center as follows:

Property	Location	Date Opened/Acquired
New Developments:
The Outlet Shoppes at Oklahoma City (1)	Oklahoma City, OK	August 2011
Waynesville Commons	Waynesville, NC	October 2012

Acquisitions:
Northgate Mall	Chattanooga, TN	September 2011
The Outlet Shoppes at El Paso (1)	El Paso, TX	April 2012
The Outlet Shoppes at Gettysburg (2)	Gettysburg, PA	April 2012
Dakota Square Mall	Minot, ND	May 2012
Kirkwood Mall (3)	Bismarck, ND	December 2012

(1)	The Outlet Shoppes at Oklahoma City and The Outlet Shoppes at El Paso are 75/25 joint ventures, which are included in the accompanying consolidated statements of operations on a consolidated basis.

(2)	The Outlet Shoppes at Gettysburg is a 50/50 joint venture and is included in the accompanying consolidated statements of operations on a consolidated basis.

(3)
We acquired a 49.0% interest in Kirkwood Mall in December 2012 and pursuant to the agreement acquired the remaining 51.0% interest in April 2013. This Property is included in the accompanying consolidated statements of operations on a consolidated basis.

The Properties listed above are included in our operations on a consolidated basis and are collectively referred to as the "2012 New Properties." In addition to the above Properties, in December 2012, we purchased the remaining 40.0% noncontrolling interests in the IV Property, from our joint venture partner. The results of operations of the IV Property, previously accounted for using the equity method of accounting, are included in our operations on a consolidated basis beginning December 2012. The transactions related to the 2012 New Properties impact the comparison of the results of operations for the year ended December 31, 2012 to the results of operations for the year ended December 31, 2011.
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
Revenues
Total revenues decreased by $17.1 million for 2012 compared to the prior year. Rental revenues and tenant reimbursements decreased $17.4 million due to a decrease of $70.4 million related to the CBL/T-C Properties partially offset by an increase of $39.8 million from the 2012 New Properties and an increase of $13.2 million from the 2012 Comparable Properties. The increase in rental revenues and tenant reimbursements of the 2012 Comparable Properties was primarily driven by increases of $14.5 million in minimum rents and $1.1 million in sponsorship income partially offset by a decrease of $2.3 million in tenant reimbursements. High occupancy levels and continued improvement in leasing spreads led to the increase in minimum rents.
Our cost recovery ratio decreased to 100.9% for 2012 compared to 102.7% for 2011.
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
Operating Expenses
Total operating expenses decreased $38.6 million for 2012 compared to the prior year primarily due to a $26.9 million decrease in loss on impairment of real estate. Property operating expenses, including real estate taxes and maintenance and repairs, decreased $8.2 million due to a decrease of $21.6 million related to the CBL/T-C Properties partially offset by increases of $13.3 million related to the 2012 New Properties and $0.1 million attributable to the 2012 Comparable Properties.
The decrease in depreciation and amortization expense of $6.1 million resulted from a decrease of $23.8 million related to the CBL/T-C Properties and $1.8 million from the 2012 Comparable Properties, partially offset by an increase of $19.5 million from the 2012 New Properties. The decrease attributable to the 2012 Comparable Properties is primarily attributable to lower amortization of tenant allowances due to write-offs of unamortized tenant allowances in the prior year period related to certain store closings partially offset by ongoing capital expenditures for renovations, expansions and deferred maintenance.
General and administrative expenses increased $6.5 million primarily as a result of an increase of $3.9 million in payroll and related expenses, a decrease of $0.8 for capitalized overhead related to development projects, an increase of $0.7 million in legal and other professional services and an increase of $0.7 million related to accelerating the vesting of certain restricted stock awards. The balance of the increase was attributable to increased costs in acquisition costs and several other general and administrative accounts. As a percentage of revenues, general and administrative expenses were 5.1% in 2012 compared to 4.4% in 2011. General and administrative expenses as a percentage of revenues were slightly higher in 2012 due to lower revenues as a result of the deconsolidation of the CBL/T-C Properties.
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
Interest expense decreased $20.3 million in 2012 compared to the prior year period. Interest expense related to the CBL/T-C Properties decreased $25.2 million partially offset by an increase of $10.3 million related to the 2012 New Properties. The remaining decrease of $5.4 million attributable to the 2012 Comparable Properties was primarily related to our continued efforts to deleverage our balance sheet as we used our credit facilities to retire higher rate mortgages loans and refinanced other Properties at favorable fixed rates. Our weighted average interest rate was 4.86% as of December 31, 2012 compared to 5.04% as of December 31, 2011. Additionally, we modified and extended our two largest credit facilities in the fourth quarter of 2012 reducing average spreads by 60 basis points.
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
Loss from discontinued operations for 2012 of $12.5 million includes an aggregate loss of $26.5 million on impairment of real estate which was partially offset by the operating results of two malls and four community centers that were sold during 2012, the operating results of three malls, three associated centers and five office buildings that were sold in 2013 and a $0.1 million gain on sale of real estate related to one community center that was sold in 2012. Operating income from discontinued operations for 2011 of $29.8 million includes a gain on extinguishment of debt of $31.4 million for one mall sold in 2011, the operating results of one mall and one community center that were sold in 2011, the operating results of two malls and four community centers that were sold in 2012 and the operating results of three malls, three associated centers and five office buildings that were sold in 2013, which were partially offset by an aggregate loss on impairment of real estate of $7.4 million.
We also recorded a gain on discontinued operations of $0.9 million in 2012 related to the sale of a community center.

Same-Center Net Operating Income
NOI is a supplemental measure of the operating performance of our shopping centers and other Properties. We define NOI as property operating revenues (rental revenues, tenant reimbursements and other income) less property operating expenses (property operating, real estate taxes and maintenance and repairs).
Similar to FFO, we compute NOI based on our pro rata share of both consolidated and unconsolidated Properties. Our definition of NOI may be different than that used by other companies and, accordingly, our calculation of NOI may not be comparable to that of other companies.
Since NOI includes only those revenues and expenses related to the operations of our shopping center Properties, we believe that same-center NOI provides a measure that reflects trends in occupancy rates, rental rates and operating costs and the impact of those trends on our results of operations. In the fourth quarter of 2013, we modified our calculation of same-center NOI to exclude lease termination income, straight-line rent adjustments, and amortization of above and below market lease intangibles in order to enhance the comparability of results from one period to another, as these items can be impacted by one-time events that may distort same-center NOI trends and may result in same-center NOI that is not indicative of the ongoing operations of our shopping center and other Properties.
We included a Property in our same-center pool when we owned all or a portion of the Property as of December 31, 2013, and we owned it and it was in operation for both the entire preceding calendar year and the current year ending December 31, 2013. New Properties are excluded from same-center NOI, until they meet this criteria. The only Properties excluded from the same-center pool that would otherwise meet this criteria are non-core Properties, Properties under major redevelopment and Properties included in discontinued operations.

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net income attributable to the Company for the years ended December 31, 2013 and 2012 is as follows (in thousands):

	Year Ended December 31,
	2013	2012
Net income attributable to the Company	$85,204	$131,600
Adjustments: (1)
Depreciation and amortization	319,260	307,519
Interest expense	266,843	285,769
Abandoned projects expense	334	(39)
Gain on sales of real estate assets	(2,002)	(6,496)
(Gain) loss on extinguishment of debt	9,108	(265)
Gain on investments	(2,400)	(45,072)
Loss on impairment	75,283	50,840
Income tax provision	1,305	1,404
Lease termination fees	(4,217)	(3,819)
Straight-line rent and above and below market rent	(1,502)	(3,375)
Net income attributable to noncontrolling interest in earnings of Operating Partnership	7,125	19,267
(Gain) loss on discontinued operations	(1,144)	(938)
General and administrative expenses	48,867	51,251
Management fees and non-property level revenues	(45,988)	(38,948)
Company's share of property NOI	756,076	748,698
Non-comparable NOI	(58,186)	(56,741)
Total same-center NOI	$697,890	$691,957

(1)	Adjustments are based on our pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated Properties.

Same-center NOI increased $5.9 million for the year ended December 31, 2013 compared to 2012. Our NOI growth of 0.9% for 2013 as compared to the prior year was constrained by the impact of lower performing Properties, which we plan to continue to divest over time, subject to market conditions. Additionally, our strategy of upgrading our tenant mix impacted NOI as we saw longer downtimes between store closures and new store openings, which led to several months of lost rent. However, in the long term, the upgraded tenant mix is expected to contribute to stronger growth in sales and positively impact NOI in the future.
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
We derive the majority of our revenues from the Mall Properties. The sources of our revenues by property type were as follows:

	Year Ended December 31,
	2013	2012
Malls	88.3%	89.8%
Associated centers	4.0%	4.1%
Community centers	1.7%	1.2%
Mortgages, office buildings and other	6.0%	4.9%

Mall Store Sales

Mall store sales include reporting mall tenants of 10,000 square feet or less for stabilized malls and exclude license agreements, which are retail contracts that are temporary or short-term in nature and generally last more than three months but less than twelve months. Mall stores sales for the year ended December 31, 2013 on a comparable per square foot basis were $356 per square foot compared with $360 per square foot for 2012, representing a 1.1% decrease.
Occupancy
Our portfolio occupancy is summarized in the following table:

	As of December 31,
	2013		2012
Total portfolio	94.7%		94.7%
Total mall portfolio	94.8%		94.7%
Same-center stabilized malls	94.9%		94.8%
Stabilized malls	94.7%		94.7%
Non-stabilized malls	98.0%	(1)	100.0%	(2)
Associated centers	94.5%		94.8%
Community centers	96.7%		95.9%

(1)	Represents occupancy for The Outlet Shoppes at Atlanta and The Outlet Shoppes at Oklahoma City as of December 31, 2013.

(2)	Represents occupancy for The Outlet Shoppes at Oklahoma City as of December 31, 2012.
Occupancy results were relatively flat as we continued to upgrade our tenant mix, which led to increased downtime between store closings and openings. For 2014, we are forecasting occupancy improvements of 0 to 25 basis points as compared to 2013 for the total portfolio as well as for the stabilized mall portfolio.
Leasing
During 2013, we signed more than 6.8 million square feet of leases, including 6.1 million square feet of leases in our operating portfolio and 0.7 million square feet of development leases. The leases signed in our operating portfolio included approximately 1.7 million square feet of new leases and approximately 4.4 million square feet of renewals. This compares with a total of approximately 6.1 million square feet of leases signed during 2012, including 5.8 million square feet of leases in our operating portfolio and 0.3 million square feet of development leases.
Average annual base rents per square foot are based on contractual rents in effect as of December 31, 2013 and 2012, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type:

	December 31,
	2013	2012
Same-Center stabilized malls (1)	$30.41	$30.12
Stabilized malls (1) (2)	30.35	30.12
Non-stabilized malls (3)	24.52	22.81
Associated centers	12.06	11.90
Community centers	15.77	16.02
Office buildings	19.38	18.62

(1)	Excludes Kirkwood Mall, which was acquired in December 2012. Also excludes occupancy related to Citadel Mall and Columbia Place, both of which were in foreclosure proceedings as of December 31, 2013.

(2)	Kirkwood Mall, which was acquired in December 2012, is excluded from average annual base rents as of December 31, 2012.

(3)
Represents average annual base rents for The Outlet Shoppes at Atlanta and The Outlet Shoppes at Oklahoma City as of December 31, 2013 and average annual base rents for The Outlet Shoppes at Oklahoma City as of December 31, 2012.

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the year ended December 31, 2013 for spaces that were previously occupied are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (2)	% Change Average
All Property Types (1)	2,627,843	$38.01	$41.13	8.2%	$42.48	11.8%
Stabilized Malls	2,457,133	39.18	42.43	8.3%	43.82	11.8%
New leases	566,502	39.51	49.09	24.2%	51.98	31.6%
Renewal leases	1,890,631	39.08	40.43	3.5%	41.38	5.9%

(1)	Includes stabilized malls, associated centers, community centers and office buildings.

(2)	Average gross rent does not incorporate allowable future increases for recoverable common area expenses.

New and renewal leasing activity of comparable small shop space of less than 10,000 square feet for the year ended December 31, 2013 based on commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2013:
New	226	567,905	7.92	$46.66	$49.34	$39.53	$7.13	18.0%	$9.81	24.8%
Renewal	715	1,950,144	4.39	39.95	40.88	39.08	0.87	2.2%	1.80	4.6%
Commencement 2013 Total	941	2,518,049	5.24	$41.46	$42.79	$39.18	$2.28	5.8%	3.61	9.2%

Commencement 2014:
New	79	207,847	8.99	$49.14	$52.14	$37.10	$12.04	32.5%	15.04	40.5%
Renewal	265	833,698	4.32	36.96	37.90	34.40	2.56	7.4%	3.50	10.2%
Commencement 2014 Total	344	1,041,545	5.39	$39.39	$40.74	$34.94	$4.45	12.7%	5.80	16.6%

Total 2013/2014	1,285	3,559,594	5.28	$40.86	$42.19	$37.94	$2.92	7.7%	$4.25	11.2%

We continue to see positive leasing spreads and demand from retailers to lease space in our Properties. We anticipate retailers will continue with their expansion plans for 2014 and 2015, which will favorably impact our leasing results going forward.

Liquidity and Capital Resources

We received two investment grade ratings in 2013 which enabled us to take advantage of favorable market financing through a $450.0 million bond issuance by the Operating Partnership. Our ATM program, which was initiated in 2013, provided net proceeds of $209.6 million from the sale of 8.4 million shares at a weighted-average sales price of $25.12 per share. Additionally, we converted our third credit facility from secured to unsecured which furthers our goal to increase our pool of unencumbered Properties. We also closed on two unsecured term loans of $400.0 million and $50.0 million, respectively, taking advantage of low interest rates.

As discussed in Note 14 to the accompanying consolidated financial statements, under the terms of the joint venture agreement for CWJV, we redeemed Westfield's preferred units for $413.0 million further enhancing the strength of our balance sheet.

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

Cash Flows - Operating, Investing and Financing Activities

There was $65.5 million of unrestricted cash and cash equivalents as of December 31, 2013, a decrease of $12.7 million from December 31, 2012.  Cash provided by operating activities during 2013 decreased $16.7 million to $464.8 million from $481.5 million during 2012. Reductions in operating cash flows related to the Properties sold in 2013, prepaid rents received at December 31, 2013 as compared to December 31, 2012, as well as the timing of certain other working capital items were partially offset by increases in operating cash flows resulting from the 2013 New Properties, reduced interest expense and increased same-center NOI of the 2013 Comparable Properties. Cash provided by operating activities during 2012 increased $39.7 million to $481.5 million from $441.8 million during 2011. The increase in operating cash flows was primarily due to the operations of the 2012 New Properties, same-center NOI growth of the 2012 Comparable Properties, an increase in fee income and the reduction in interest expense as a result of our ongoing efforts to reduce debt levels.
Cash flows used in investing activities was $125.7 million, $246.7 million and $27.6 million in 2013, 2012, and 2011, respectively. Investing activities for 2013 were primarily affected by:

▪	$314.3 million of expenditures related to our development, redevelopment, renovation and expansion programs,

▪	$41.4 million of acquisition expenditures related to Kirkwood Mall,

▪	additional investments in unconsolidated affiliates of $34.1 million related primarily to the development of Fremaux Town Center and the acquisition of the Sears store at CoolSprings Galleria, and

▪	proceeds of $240.2 million related to Properties sold in 2013.
Investing activities in 2012 were primarily affected by:

▪	$217.8 million of expenditures related to our development, redevelopment, renovation and expansion programs,

▪	$96.1 million of acquisition expenditures primarily related to interests in three malls and two outlet centers, and

▪	proceeds of $77.0 million primarily related to the sale of two malls, four community centers and several outparcels.
Investing activities in 2011 were primarily affected by:

▪	$205.4 million of expenditures related to our development, redevelopment, renovation and expansion programs,

▪	additional investments in unconsolidated affiliates of $35.5 million related primarily to expansions of several centers and the formation of our joint venture with TIAA-CREF, and

▪
$244.6 million of proceeds primarily related to the sale of a partial interest in certain Properties to TIAA-CREF in connection with the formation of our joint venture and the sale of one mall and one community center.

Cash flows used in financing activities were $351.8 million, $212.7 million and $409.0 million in 2013, 2012 and 2011, respectively. Financing activities in 2013 were primarily affected by:

▪	net proceeds from the issuance of mortgage and other indebtedness, net of principal payments, of $118.6 million,

▪	proceeds of $209.5 million from the issuance of common stock, primarily from our ATM equity offering program,

▪	the redemption of the Westfield PJV units of $408.6 million, and

▪	dividends and distributions of $254.9 million paid to holders of preferred stock, common stock and noncontrolling interests.
Financing activities in 2012 were primarily affected by:

▪	net repayment of mortgage and other indebtedness of $118.6 million,

▪	proceeds of $166.7 million from the issuance of the Series E Preferred Stock,

▪	the redemption of the Series C Preferred Stock of $115.0 million, and

▪	dividends and distributions of $243.1 million paid to holders of preferred stock, common stock and noncontrolling interests.
Financing activities in 2011 were primarily affected by:

▪	net repayment of mortgage and other indebtedness of $152.7 million, and

▪	dividends and distributions of $254.9 million paid to holders of preferred stock, common stock and noncontrolling interests.

Debt

Debt of the Company

All of our debt is held directly or indirectly by the Operating Partnership.

We are a limited guarantor of the 5.250% senior notes, issued by the Operating Partnership in November 2013, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. We also provide a similar limited guarantee of the Operating Partnership's obligations with respect to our unsecured credit facilities and two unsecured term loans as of December 31, 2013.

We also have guaranteed 100% of the debt secured by The Promenade in D'Ilberville, MS, which had a balance of $51.3 million at December 31, 2013.

Debt of the Operating Partnership

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated Properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate (1)
December 31, 2013:
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$3,527,830	$(87,406)	$653,429	$4,093,853	5.50%
Senior unsecured notes (3)	445,374	—	—	445,374	5.25%
Financing method obligation (4)	17,570	—	—	17,570	8.00%
Total fixed-rate debt	3,990,774	(87,406)	653,429	4,556,797	5.48%
Variable-rate debt:
Non-recourse term loans on operating properties	133,712	(5,669)	—	128,043	3.19%
Recourse term loan on operating property	51,300	—	63,311	114,611	2.08%
Construction loans	2,983	—	25,800	28,783	2.28%
Unsecured lines of credit (5)	228,754	—	—	228,754	1.57%
Unsecured term loans	450,000	—	—	450,000	1.71%
Total variable-rate debt	866,749	(5,669)	89,111	950,191	1.94%
Total	$4,857,523	$(93,075)	$742,540	$5,506,988	4.87%

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate (1)
December 31, 2012:
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$3,776,245	$(89,530)	$660,563	$4,347,278	5.47%
Financing method obligation (4)	18,264	—	—	18,264	8.00%
Total fixed-rate debt	3,794,509	(89,530)	660,563	4,365,542	5.48%
Variable-rate debt:
Non-recourse term loan on operating property	123,875	—	—	123,875	3.36%
Recourse term loans on operating properties	97,682	—	128,491	226,173	2.16%
Construction loan	15,366	—	—	15,366	2.96%
Unsecured lines of credit	475,626			475,626	2.07%
Secured line of credit (5)	10,625	—	—	10,625	2.46%
Unsecured term loan	228,000	—	—	228,000	1.82%
Total variable-rate debt	951,174	—	128,491	1,079,665	2.39%
Total	$4,745,683	$(89,530)	$789,054	$5,445,207	4.86%

(1)	Weighted average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.

(2)
We had four interest rate swaps on notional amounts outstanding totaling $109,830 as of December 31, 2013 and $113,885 as of December 31, 2012 related to four of our variable-rate loans on operating Properties to effectively fix the interest rates on these loans.  Therefore, these amounts are reflected in fixed-rate debt at December 31, 2013 and 2012.

(3)
In November 2013, the Operating Partnership issued $450,000 of senior unsecured notes in a public offering. The balance at December 31, 2013 includes a discount of $4,626 recorded upon issuance. See below for additional information.

(4)
This amount represents the noncontrolling partner's equity contribution related to Pearland Town Center that is accounted for as a financing due to certain terms of the CBL/T-C, LLC joint venture agreement. See Note 5 to the consolidated financial statements for further information.

(5)	We converted our secured line of credit from secured to unsecured in February 2013.

As of December 31, 2013, $220.7 million of our pro rata share of consolidated and unconsolidated debt, excluding debt premiums, is scheduled to mature during 2014 as well as $27.3 million that relates to the loan on Columbia Place, which matured in 2013 and is in the process of foreclosure by the lender, which we anticipate will occur during the second quarter of 2014. The $220.7 million that is scheduled to mature in 2014 includes one $51.3 million operating Property loan that has an extension we intend to exercise, leaving $169.4 million of debt maturities in 2014 that must be retired or refinanced, representing two operating Property loans and one financing method obligation.   We plan to retire the loan secured by our wholly-owned Property using our lines of credit. We expect to refinance the loan secured by our joint venture Property. Subsequent to December 31, 2013, we retired one operating Property loan with an outstanding balance of $122.4 million as of December 31, 2013 that was scheduled to mature in 2016.

The weighted average remaining term of our total share of consolidated and unconsolidated debt was 4.8 years and 4.6 years at December 31, 2013 and 2012, respectively. The weighted average remaining term of our pro rata share of fixed-rate debt was 5.2 years at December 31, 2013 and 2012.

As of December 31, 2013 and 2012, our pro rata share of consolidated and unconsolidated variable-rate debt represented 17.3% and 19.8%, respectively, of our total pro rata share of debt. The decrease is primarily due to the retirement of several variable-rate loans during the year and the lower balances on our lines of credit, which were reduced using proceeds from our debut bond offering, excess proceeds from refinancings and other capital sources. As of December 31, 2013, our share of consolidated and unconsolidated variable-rate debt represented 9.8% of our total market capitalization (see Equity below) as compared to 10.7% as of December 31, 2012.

Senior Unsecured Notes

In November 2013, the Operating Partnership issued $450.0 million of senior unsecured notes that bear interest at 5.250% payable semiannually beginning June 1, 2014 and mature on December 1, 2023 ("the Notes"). The interest rate is subject to an increase ranging from 0.25% to 1.00% from time to time if, on or after January 1, 2016 and prior to January 1, 2020, our ratio of secured debt to total assets, as defined, is greater than 40% but less than 45%. The Notes are redeemable at the Operating Partnership's election, in whole or in part from time to time, on not less than 30 days notice to the holders of the Notes to be redeemed. The Notes may be redeemed prior to September 1, 2023 for cash, at a redemption price equal to the greater of (1) 100% of the aggregate principal amount of the Notes to be redeemed or (2) an amount equal to the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed, discounted to the redemption date on a semi-annual basis at the treasury rate, as defined, plus 0.40%, plus accrued and unpaid interest. On or after September 1, 2023, the Notes are redeemable for cash at a redemption price equal to 100% of the aggregate principal amount of the Notes to be redeemed plus accrued and unpaid interest. After deducting underwriting and other offering expenses of $4.2 million and a discount of $4.6 million, the net proceeds from the sale of the Notes was $441.2 million, which the Operating Partnership used to reduce the outstanding balances on its credit facilities.

Unsecured Lines of Credit
We have three unsecured credit facilities that are used for retirement of secured loans, repayment of term loans, working capital, construction and acquisition purposes, as well as issuances of letters of credit.

Wells Fargo Bank NA serves as the administrative agent for a syndicate of financial institutions for our two unsecured $600.0 million credit facilities ("Facility A" and "Facility B") for an aggregate amount of $1.2 billion. Facility A matures in November 2015 and has a one-year extension option for an outside maturity date of November 2016. Facility B matures in November 2016 and has a one-year extension option for an outside maturity date of November 2017. The extension options on both facilities are at our election, subject to continued compliance with the terms of the facilities, and have a one-time extension fee of 0.20% of the commitment amount of each credit facility.

In the first quarter of 2013, we amended and restated our $105.0 million secured credit facility with First Tennessee Bank, NA. The facility was converted from secured to unsecured with a capacity of $100.0 million and a maturity date of February 2016.

Prior to May 14, 2013, borrowings under our three unsecured lines of credit bore interest at LIBOR plus a spread ranging from 155 to 210 basis points based on our leverage ratio. We also paid annual unused facility fees, on a quarterly basis, at rates of either 0.25% or 0.30% based on any unused commitment of each facility. In May 2013, we obtained an investment grade rating from Moody's and, effective May 14, 2013, made a one-time irrevocable election to use our credit rating to determine the interest rate on each facility. Under the credit rating election, each facility now bears interest at LIBOR plus a spread of 100 to 175 basis points. In July 2013, we received an IDR of BBB- with a stable outlook and a senior unsecured notes rating of BBB- from Fitch. As of December 31, 2013, our interest rate based on our credit ratings from Moody's and Fitch is LIBOR plus 140 basis points. Additionally, we pay an annual facility fee that ranges from 0.15% to 0.35% of the total capacity of each facility rather than the unused commitment fees as described above. As of December 31, 2013, the annual facility fee is 0.30%. The three unsecured lines of credit had a weighted-average interest rate of 1.57% at December 31, 2013.

The following summarizes certain information about our unsecured lines of credit as of December 31, 2013 (in thousands):

	Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date
Facility A	$600,000	$99,371	(1)	November 2015	November 2016
First Tennessee	100,000	5,000		February 2016	N/A
Facility B	600,000	124,383	(2)	November 2016	November 2017
	$1,300,000	$228,754

(1)	There was an additional $2,000 outstanding on this facility as of December 31, 2013 for letters of credit. Up to $50,000 of the capacity on this facility can be used for letters of credit.

(2)	There was an additional $617 outstanding on this facility as of December 31, 2013 for letters of credit. Up to $50,000 of the capacity on this facility can be used for letters of credit.

Secured Line of Credit

In the first quarter of 2013, we amended and restated our $105.0 million secured credit facility to convert it to an unsecured credit facility as described above.

Unsecured Term Loans

In the third quarter of 2013, we closed on a five-year $400.0 million unsecured term loan. Net proceeds from the term loan were used to reduce outstanding balances on our credit facilities. The loan bears interest at a variable-rate of LIBOR plus 150 basis points based on our current credit ratings and has a maturity date of July 2018. At December 31, 2013, the outstanding borrowings of $400.0 million had an interest rate of 1.67%.

In the first quarter of 2013, under the terms of our amended and restated agreement with First Tennessee Bank, NA, we obtained a $50.0 million unsecured term loan that bears interest at a variable-rate of LIBOR plus 190 basis points and matures in February 2018. At December 31, 2013, the outstanding borrowings of $50.0 million had a weighted-average interest rate of 2.07%.

We had an unsecured term loan of $228.0 million that bore interest at LIBOR plus a margin of 1.50% to 1.80% based on our leverage ratio, as defined in the loan agreement.  We retired the unsecured term loan at its April 2013 maturity date with borrowings from our credit facilities.

Covenants and Restrictions

The agreements for the unsecured lines of credit, the Notes and unsecured term loans contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, minimum unencumbered asset and interest ratios, maximum secured indebtedness ratios, maximum total indebtedness ratios and limitations on cash flow distributions.  We believe we were in compliance with all covenants and restrictions at December 31, 2013.

Unsecured Lines of Credit and Unsecured Term Loans

The following presents our compliance with key covenant ratios, as defined, of the credit facilities and term loans as of December 31, 2013:

Ratio	Required	Actual
Debt to total asset value	< 60%	51.6%
Ratio of unencumbered asset value to unsecured indebtedness	> 1.60x	2.51x
Ratio of unencumbered NOI to unsecured interest expense	> 1.75x	6.15x
Ratio of EBITDA to fixed charges (debt service)	>1.50x	2.20x

The agreements for the unsecured credit facilities and unsecured term loans described above contain default provisions customary for transactions of this nature (with applicable customary grace periods). Additionally, any default in the payment of any recourse indebtedness greater than or equal to $50.0 million or any non-recourse indebtedness greater than $150.0 million (for our ownership share) of CBL, the Operating Partnership or any Subsidiary, as defined, will constitute an event of default under the agreements to the credit facilities. The credit facilities also restrict our ability to enter into any transaction that could result in certain changes in our ownership or structure as described under the heading “Change of Control/Change in Management” in the agreements for the credit facilities. Prior to obtaining an investment grade rating in May 2013, our obligations under the agreements were unconditionally guaranteed, jointly and severally, by any of our subsidiaries to the extent such subsidiary was a material subsidiary and was not otherwise an excluded subsidiary, as defined in the agreements. Once we obtained an investment grade rating, guarantees by material subsidiaries were no longer required by the agreements.

Senior Unsecured Notes

The following presents our compliance with key covenant ratios, as defined, of the Notes as of December 31, 2013:

Ratio	Required	Actual
Total debt to total assets	< 60%	54.7%
Secured debt to total assets	<45% (1)	41.3%
Total unencumbered assets to unsecured debt	>150%	244.9%
Consolidated income available for debt service to annual debt service charge	> 1.50x	3.20x
(1) On January 1, 2020 and thereafter, the ratio of secured debt to total assets must be less than 40%.

The agreements for the Notes described above contain default provisions customary for transactions of this nature (with applicable customary grace periods). Additionally, any default in the payment of any recourse indebtedness greater than or equal to $50.0 million of the Operating Partnership will constitute an event of default under the Notes.

Other

Several of our malls/open-air centers, associated centers and community centers, in addition to the corporate office building, are owned by special purpose entities that are included in our consolidated financial statements. The sole business purpose of the special purpose entities is to own and operate these Properties. The real estate and other assets owned by these special purpose entities are restricted under the loan agreements in that they are not available to settle our other debts. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these Properties, after payments of debt service, operating expenses and reserves, are available for distribution to us.

Mortgages on Operating Properties

The following table presents loans, secured by the related Properties, that have been entered into since January 1, 2012 (in thousands):

Date	Property	Consolidated/ Unconsolidated Property	Stated Interest Rate	Maturity Date (1)	Amount Financed or Extended (2)
2013 Activity:
December	The Pavilion at Port Orange - Phase I (3)	Unconsolidated	LIBOR + 2.0%	November 2015	$62,600
December	Hammock Landing - Phase I (4)	Unconsolidated	LIBOR + 2.0%	November 2015	41,068
December	Hammock Landing - Phase II (5)	Unconsolidated	LIBOR + 2.25%	November 2015	10,757
October	The Outlet Shoppes at Atlanta (6)	Consolidated	4.90%	November 2023	80,000
June	Statesboro Crossing (7)	Consolidated	LIBOR + 1.8%	June 2016	11,400
March	Renaissance Center - Phase II (8)	Unconsolidated	3.49%	April 2023	16,000
March	Friendly Center (9)	Unconsolidated	3.48%	April 2023	100,000

2012 Activity:
December	West County Center (10)	Unconsolidated	3.40%	December 2022	$190,000
July	Gulf Coast Town Center - Phase III (11)	Unconsolidated	LIBOR + 2.5%	July 2015	7,000
June	WestGate Mall (12)	Consolidated	4.99%	July 2022	40,000
May	Fashion Square Mall (12)	Consolidated	4.95%	June 2022	42,000
May	Jefferson Mall (12)	Consolidated	4.75%	June 2022	71,190
May	Southpark Mall (13)	Consolidated	4.85%	June 2022	67,000
May	CBL Center I and II (14)	Consolidated	5.00%	June 2022	22,000
April	Statesboro Crossing (15)	Consolidated	LIBOR + 1.0%	February 2013	13,568
April	Arbor Place (12)	Consolidated	5.10%	May 2022	122,000
February	York Town Center (16)	Unconsolidated	4.90%	February 2022	38,000
March	Northwoods Mall (12)	Consolidated	5.08%	April 2022	73,000
March	The Pavilion at Port Orange (17)	Unconsolidated	LIBOR + 3.5%	March 2014	64,950

(1)    Excludes any extension options.
(2)    Net proceeds were used to reduce the outstanding balances on our credit facilities unless otherwise noted.

(3)
The construction loan was extended and modified to reduce the capacity from $64,950 to $62,600, reduce the interest rate from a variable-rate of LIBOR + 3.5% to a variable-rate of LIBOR + 2.0% and extend the maturity date. The loan has two one-year extension options, which are at the joint venture's election, for an outside maturity date of November 2017. We have guaranteed 25% of the construction loan.

(4)
The loan was amended and restated to extend the maturity date and reduce the interest rate from a variable-rate of LIBOR + 3.5% to a variable-rate of LIBOR + 2.0%. The loan has two one-year extension options, which are at the joint venture's election, for an outside maturity date of November 2017. We have guaranteed 25% of the loan.

(5)
A new construction loan to build a Carmike Cinema has two one-year extension options, which are at the joint venture's election, for an outside maturity date of November 2017. Upon completion of the construction and opening of the Carmike Cinema, our guaranty will be reduced from 100% to 25% and the loan will bear interest at a variable-rate of LIBOR + 2.0%.

(6)
The consolidated joint venture, Atlanta Outlet Shoppes, LLC, closed on the non-recourse loan. Net proceeds from the non-recourse mortgage loan were used to repay a $53,080 recourse construction loan. This Property is owned in a consolidated joint venture and our share of the remaining excess proceeds were used to reduce outstanding balances on our credit facilities.

(7)    The non-recourse loan has two one-year extension options, which are at our option, for an outside maturity date of June 2018.
(8)    Net proceeds from the loan were used to retire a $15,700 loan that was scheduled to mature in April 2013.

(9)
Net proceeds from the loan were used to retire four loans, scheduled to mature in April 2013 and with an aggregate balance of $100,000, that were secured by Friendly Center, Friendly Center Office Building, First National Bank Building, Green Valley Office Building, First Citizens Bank Building, Wachovia Office Building and Bank of America Building.

(10)	Net proceeds of $189,687 were used to retire the outstanding borrowings of $142,235 under the previous loan and excess proceeds were distributed 50/50 to us and our joint venture partner.

(11)
We guarantee 100% of the loan. Net proceeds from the loan were distributed to us in accordance with the terms of the joint venture agreement and were used to reduce the outstanding balances on our credit facilities.

(12)	The commercial mortgage-backed securities ("CMBS") loan is non-recourse.

(13)	Net proceeds from this CMBS loan were used to retire an existing loan with a balance of $30,763 secured by Southpark Mall and to reduce outstanding balances on our credit facilities.

(14)
The non-recourse loan with an insurance company was used to reduce outstanding balances on our credit facilities, which had been used in April 2012 and February 2012 to retire the balances on the maturing loans on CBL Centers II and I of $9,078 and $12,818, respectively

(15)	The recourse loan was extended and modified to reduce the capacity from $20,911 to equal the outstanding balance of $13,568 and extend the maturity date.

(16)	Net proceeds from the loan, plus cash on hand, were used to retire a $39,379 loan that was scheduled to mature in March 2012.

(17)
The construction loan was extended and modified to remove a LIBOR floor of 1% and reduce the capacity from $98,883 to $64,950. The joint venture paid $3,332 to reduce the outstanding balance on the loan to the new capacity amount. There is a one-year extension option on the loan, which is at the joint venture's election, for an outside maturity date of March 2015. We guaranteed 100% of the construction loan until December 2013. See Note (3) above for information on the extension and modification of this loan in December 2013.

We have repaid the following loans, secured by the related Properties, since January 1, 2012 (in thousands):

Date	Property	Consolidated/ Unconsolidated Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
2013 Activity:
December	Northpark Mall	Consolidated	5.75%	March 2014	$32,684
September	The Forum at Grandview	Consolidated	3.19%	September 2013	10,200
July	Alamance Crossing West	Consolidated	3.20%	December 2013	16,000
June	Mid Rivers Mall (2)	Consolidated	5.88%	May 2021	88,410
April	South County Center (3)	Consolidated	4.96%	October 2013	71,740
February	Statesboro Crossing	Consolidated	1.21%	February 2013	13,460
January	Westmoreland Mall	Consolidated	5.05%	March 2013	63,639

2012 Activity:
October	Monroeville Mall	Consolidated	5.73%	January 2013	$106,895
September	RiverGate Mall	Consolidated	3.47%	September 2012	77,500
May	Southpark Mall (4)	Consolidated	7.00%	May 2012	30,763
April	CBL Center II	Consolidated	4.50%	February 2013	9,078
March	Arbor Place, Jefferson Mall, The Landing at Arbor Place, Old Hickory Mall, WestGate Mall	Consolidated	6.50%-6.51%	July 2012	180,022
February	CBL Center I	Consolidated	6.25%	August 2012	12,818
February	The Courtyard at Hickory Hollow, Hickory Hollow Mall (5)	Consolidated	6.00%	October 2018	25,962
February	Fashion Square Mall, Northwoods Mall, Randolph Mall, Regency Mall	Consolidated	6.50%-6.51%	July 2012	141,235
January	Massard Crossing, Pemberton Plaza, Willowbrook Plaza (5)	Consolidated	7.54%	February 2012	34,349

(1)	We retired the loans with borrowings from our credit facilities unless otherwise noted.

(2)	We recorded an $8,936 loss on extinguishment of debt, which consisted of a $8,708 prepayment fee and $228 of unamortized debt issuance costs.

(3)	We recorded a loss on extinguishment of debt of $172 from the write-off of an unamortized discount.

(4)	Proceeds from a new loan on Southpark Mall that closed in May 2012 were used to retire the existing loan.

(5)	Hickory Hollow Mall, Massard Crossing and Willowbrook Plaza were sold and are included in discontinued operations. See Note 4 to the consolidated financial statements for further information.

In the third quarter of 2013, the lender of the non-recourse mortgage loan secured by Citadel Mall in Charleston, SC sent a formal notice of default and initiated foreclosure proceedings. Citadel Mall generates insufficient income levels to cover the debt service on the mortgage, which had a balance of $68.2 million at December 31, 2013 and a contractual maturity date of April 2017. In the second quarter of 2013, the lender on the loan began receiving the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments. A foreclosure sale occurred in January 2014. See Note 19 to the consolidated financial statements for additional information.

In the third quarter of 2012, we retired a $44.5 million loan, secured by a regional mall, with borrowings from our credit facilities. The loan was scheduled to mature in 2012. We recorded a gain on extinguishment of debt of $0.2 million related to the early retirement of this debt.
In the first quarter of 2012, the lender of the non-recourse mortgage loan secured by Columbia Place in Columbia, SC notified us that the loan had been placed in default. Columbia Place generates insufficient income levels to cover the debt service on the mortgage, which had a balance of $27.3 million at December 31, 2013, and a contractual maturity date of September 2013. The lender on the loan receives the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments. The Property is currently in the foreclosure process.
See Note 19 to the consolidated financial statements for subsequent events related to operating Property loans.

Construction Loans
2013 Activity
In the fourth quarter of 2013, we retired a $53.1 million variable-rate recourse construction loan, secured by The Outlet Shoppes at Atlanta, with proceeds from a $80.0 million non-recourse mortgage loan.
In the third quarter of 2013, Louisville Outlet Shoppes, LLC obtained a construction loan for the development of The Outlet Shoppes at Louisville in Louisville, KY that allows for borrowings up to $60.2 million and bears interest at LIBOR plus 200 basis points. The loan matures in August 2016 and has two one-year extension options, which are at the consolidated joint venture's election, for an outside maturity date of August 2018. We have guaranteed 100% of the loan. The construction loan had an outstanding balance of $3.0 million at December 31, 2013.
In the first quarter of 2013, Fremaux Town Center JV, LLC ("Fremaux") obtained a construction loan for the development of Fremaux Town Center, a community center development located in Slidell, LA that allows for borrowings up to $46.0 million and bears interest at LIBOR plus 2.125%. The loan matures in March 2016 and has two one-year extension options, which are at the joint venture's election, for an outside maturity date of March 2018. We have guaranteed 100% of the construction loan. The construction loan had an outstanding balance of $25.8 million at December 31, 2013. Subsequent to December 31, 2013, Fremaux amended and restated its loan agreement to increase the capacity on its construction loan from $46.0 million to $47.3 million for additional development costs.
2012 Activity
In the third quarter of 2012, we retired a $2.0 million land loan, secured by The Forum at Grandview in Madison, MS, with borrowings from our credit facilities. The loan was scheduled to mature in September 2012.
In the second quarter of 2012, we entered into a 75%/25% joint venture, Atlanta Outlet Shoppes, LLC, with a third party to develop, own and operate The Outlet Shoppes at Atlanta, an outlet center development located in Woodstock, GA. In August 2012, the joint venture closed on a construction loan with a maximum capacity of $69.8 million that bears interest at LIBOR plus a margin of 275 basis points. The loan matures in August 2015 and has two one-year extensions available, which are at the joint venture's option. The loan was retired in the fourth quarter of 2013. We had guaranteed 100% of this loan.

Interest Rate Hedging Instruments
The following table provides further information related to each of our interest rate derivatives that were designated as cash flow hedges of interest rate risk as of December 31, 2013 and 2012 (dollars in thousands):

Instrument Type	Location in Consolidated Balance Sheet	Outstanding Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 12/31/13	Fair Value at 12/31/12	Maturity Date
Cap	Intangible lease assets and other assets	$ 122,375 (amortizing to $122,375)	3-month LIBOR	5.000%	$—	$—	January 2014

Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 53,093 (amortizing to $48,337)	1-month LIBOR	2.149%	$(1,915)	$(2,775)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 33,243 (amortizing to $30,276)	1-month LIBOR	2.187%	(1,226)	(1,776)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 12,427 (amortizing to $11,313)	1-month LIBOR	2.142%	(446)	(647)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 11,067 (amortizing to $10,083)	1-month LIBOR	2.236%	(420)	(607)	April 2016
					$(4,007)	$(5,805)
Equity
At-The-Market Equity Program
On March 1, 2013, we entered into separate controlled equity offering sales agreements (collectively, the "Sales Agreements") with a number of sales agents to sell shares of our common stock, having an aggregate offering price of up to $300.0 million, from time to time in ATM equity offerings (as defined in Rule 415 of the Securities Act of 1933, as amended) or in negotiated transactions (the "ATM program"). In accordance with the Sales Agreements, we will set the parameters for the sales of shares, including the number of shares to be issued, the time period during which sales are to be made and any minimum price below which sales may not be made. The Sales Agreements provide that the sales agents will be entitled to compensation for their services at a mutually agreed commission rate not to exceed 2.0% of the gross proceeds from the sales of shares sold through the ATM program. For each share of common stock issued by us, the Operating Partnership issues a corresponding number of common units of limited partnership interest to us in exchange for the contribution of the proceeds from the stock issuance. We include only share issuances that have settled in the calculation of shares outstanding at the end of each period. The following table summarizes issuances of common stock sold through the ATM program since inception through December 31, 2013 (dollars in thousands, except weighted-average sales price):

	Number of Shares Settled	Gross Proceeds	Net Proceeds	Weighted-average Sales Price
2013:
First quarter	1,889,105	$44,459	$43,904	$23.53
Second quarter	6,530,193	167,034	165,692	25.58
Total	8,419,298	$211,493	$209,596	$25.12
The proceeds from these sales were used to reduce the outstanding balances on our credit facilities. Since the commencement of the ATM program, we have issued 8,419,298 shares of common stock and approximately $88.5 million remains available that may be sold under this program. Actual future sales will depend on a variety of factors including but not limited to market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available under the ATM program.

Preferred Stock / Preferred Units
Our authorized preferred stock consists of 15,000,000 shares at $0.01 par value per share. A description of our cumulative redeemable preferred stock is provided below. The Operating Partnership issues an equivalent number of preferred units to CBL in exchange for the contribution of the proceeds from CBL to the Operating Partnership when CBL issues preferred stock. The preferred units generally have the same terms and economic characteristics as the corresponding series of preferred stock.
In October 2012, CBL completed an underwritten public offering of 6,900,000 depositary shares, each representing 1/10th of a share of its newly designated 6.625% Series E Preferred Stock at $25.00 per depositary share. CBL contributed net proceeds from the offering of $166.6 million, after deducting the underwriting discount and offering expenses to the Operating Partnership in exchange for 690,000 Series E Preferred Units of the Operating Partnership. A portion of the net proceeds from this offering were used to redeem all CBL's Series C Preferred Stock with an aggregate liquidation preference of $115.0 million and $0.9 million related to accrued and unpaid dividends for an aggregate redemption amount of $115.9 million. The remaining net proceeds of $50.7 million were used to reduce outstanding balances on the Operating Partnership's credit facilities. The Series E Preferred Stock has a liquidation preference of $250.00 per share ($25.00 per depositary share). The dividends on the Series E Preferred Stock are cumulative, accrue from the date of issuance and are payable quarterly in arrears at a rate of $16.5625 per share ($1.65625 per depositary share) per annum. We may not redeem the Series E Preferred Stock before October 12, 2017, except in limited circumstances to preserve CBL's REIT status or in connection with a change of control. On or after October 12, 2017, we may, at our option, redeem the Series E Preferred Stock in whole at any time or in part from time to time by paying $25.00 per depositary share, plus any accrued and unpaid dividends up to, but not including, the date of redemption. The Series E Preferred Stock generally has no stated maturity and will not be subject to any sinking fund or mandatory redemption. The Series E Preferred Stock is not convertible into any of our securities, except under certain circumstances in connection with a change of control. Owners of the depositary shares representing Series E Preferred Stock generally have no voting rights except under dividend default.
We had 18,150,000 depositary shares, each representing 1/10th of a share of our 7.375% Series D Preferred Stock with a par value of $0.01 per share, outstanding as of December 31, 2013 and 2012. The Series D Preferred Stock has a liquidation preference of $250.00 per share ($25.00 per depositary share). The dividends on the Series D Preferred Stock are cumulative, accrue from the date of issuance and are payable quarterly in arrears at a rate of $18.4375 per share ($1.84375 per depositary share) per annum. The Series D Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and is not convertible into any of our other securities. We may redeem shares, in whole or in part, at any time for a cash redemption price of $250.00 per share ($25.00 per depositary share) plus accrued and unpaid dividends.
On November 5, 2012, we redeemed all 460,000 Series C Shares and all outstanding depositary shares, each representing 1/10th of a Series C Share, for $115,891. We recorded a charge to preferred dividends of $3.8 million upon redemption to write off direct issuance costs related to the Series C Shares and underlying depositary shares.

Dividends - CBL

CBL paid first, second and third quarter 2013 cash dividends on its common stock of $0.23 per share on April 16th, July 16th and October 16th 2013, respectively.  On November 25, 2013, CBL's Board of Directors declared a fourth quarter cash dividend of $0.245 per share that was paid on January 15, 2014, to shareholders of record as of December 30, 2013. Future dividends payable will be determined by CBL's Board of Directors based upon circumstances at the time of declaration.

During the year ended December 31, 2013, we paid dividends of $196.2 million to holders of our common stock and our preferred stock, as well as $58.7 million in distributions to the noncontrolling interest investors in our Operating Partnership and other consolidated subsidiaries.

As a publicly traded company and, as a subsidiary of a publicly traded company, we have access to capital through both the public equity and debt markets. We currently have a shelf registration statement on file with the Securities and Exchange Commission authorizing the Company to publicly issue senior and/or subordinated debt securities, shares of preferred stock (or depositary shares representing fractional interests therein), shares of common stock, warrants or rights to purchase any of the foregoing securities, and units consisting of two or more of these classes or series of securities and limited guarantees of debt securities issued by the Operating Partnership.  Pursuant to the shelf registration statement, the Operating Partnership is also authorized to publicly issue unsubordinated debt securities. There is no limit to the offering price or number of securities that we may issue under this shelf registration statement.

Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value of equity) ratio was 56.7% at December 31, 2013, compared to 53.8% at December 31, 2012. Our debt-to-market capitalization ratio at December 31, 2013 was computed as follows (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	199,594	$17.96	$3,584,708
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00	453,750
6.625% Series E Cumulative Redeemable Preferred Stock	690	250.00	172,500
Total market equity			4,210,958
Company’s share of total debt			5,506,988
Total market capitalization			$9,717,946
Debt-to-total-market capitalization ratio			56.7%

(1)	Stock price for common stock and Operating Partnership units equals the closing price of our common stock on December 31, 2013. The stock prices for the preferred stock represent the liquidation preference of each respective series of preferred stock.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2013 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt:
Total consolidated debt service (1)	$6,077,015	$520,587	$1,972,137	$1,490,642	$2,093,649
Noncontrolling interests' share in other consolidated subsidiaries	(117,251)	(6,787)	(46,080)	(23,556)	(40,828)
Our share of unconsolidated affiliates debt service (2)	873,165	82,144	407,835	200,952	182,234
Our share of total debt service obligations	6,832,929	595,944	2,333,892	1,668,038	2,235,055

Operating leases: (3)
Ground leases on consolidated properties	31,571	766	1,561	1,587	27,657

Purchase obligations: (4)
Construction contracts on consolidated properties	4,134	4,134	—	—	—

Total contractual obligations	$6,868,634	$600,844	$2,335,453	$1,669,625	$2,262,712

(1)
Represents principal and interest payments due under the terms of mortgage and other indebtedness and includes $1,178,329 of variable-rate debt service on seven operating Properties, one construction loan, three unsecured credit facilities and two unsecured term loans. The construction loan, credit facilities and term loans do not require scheduled principal payments. The future interest payments are projected based on the interest rates that were in effect at December 31, 2013. See Note 6 to the consolidated financial statements for additional information regarding the terms of long-term debt.

(2)	Includes $97,269 of variable-rate debt service. Future contractual obligations have been projected using the same assumptions as used in (1) above.

(3)
Obligations where we own the buildings and improvements, but lease the underlying land under long-term ground leases. The maturities of these leases range from 2014 to 2089 and generally provide for renewal options.

(4)
Represents the remaining balance to be incurred under construction contracts that had been entered into as of December 31, 2013, but were not complete. The contracts are primarily for development of Properties.

Capital Expenditures

Deferred maintenance expenditures are generally billed to tenants as common area maintenance expense, and most are recovered over a 5 to 15-year period. Renovation expenditures are primarily for remodeling and upgrades of malls, of which a portion is recovered from tenants over a 5 to 15-year period.  We recover these costs through fixed amounts with annual increases or pro rata cost reimbursements based on the tenant’s occupied space. The following table, which excludes expenditures for developments and expansions, summarizes these capital expenditures for renovations, including our share of unconsolidated affiliates' capital expenditures, for the year ended December 31, 2013 compared to 2012 (in thousands):

	Year Ended December 31,
	2013	2012
Tenant allowances (1)	$46,940	$56,657

Renovations	36,592	28,106

Deferred maintenance:
Parking lot and parking lot lighting	15,867	18,163
Roof repairs and replacements	9,145	8,427
Other capital expenditures	13,409	11,567
Total deferred maintenance	38,421	38,157

Capitalized overhead	3,922	3,232

Capitalized interest	4,889	2,671

Total capital expenditures	$130,764	$128,823

(1)	Tenant allowances primarily relate to new leases. Tenant allowances related to renewal leases were not material for the periods presented.

We continue to make it a priority to reinvest in our Properties in order to enhance their dominant positions in their markets. In 2013, we completed upgrades at Friendly Center in Greensboro, NC; Greenbrier Mall in Chesapeake, VA; Acadiana Mall in Lafayette, LA; Northgate Mall in Chattanooga, TN and Mid Rivers Mall in St. Peters, MO. Our 2014 renovation program includes upgrades at five of our Properties. Renovations are scheduled to be completed in 2014 at Governor's Square in Clarksville, TN; Volusia Mall in Daytona Beach, FL; Richland Mall in Waco, TX, Janesville Mall in Janesville, WI and Old Hickory Mall in Jackson, TN. As of December 31, 2013, we had funded $16.0 million of this amount leaving approximately $10.4 million to be funded. We invested $36.6 million in renovations in 2013. The total investment in the renovations that are scheduled for 2014 is projected to be $27.4 million. Renovation expenditures for 2013 and 2014 also include certain capital expenditures related to the parking decks at West County Center.

Annual capital expenditures budgets are prepared for each of our Properties that are intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, will provide the necessary funding for these expenditures.

Developments and Expansions

The following tables summarize our development projects as of December 31, 2013:

Properties Opened During the Year Ended December 31, 2013
(Dollars in thousands)

Property	Location	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Opening Date	Initial Unleveraged Yield
Outlet Center:
The Outlet Shoppes at Atlanta (3)	Woodstock, GA	370,456	$80,490	$71,398	July-13	11.7%

Community Center:
The Crossings at Marshalls Creek	Middle Smithfield, PA	104,525	$18,983	$21,807	June-13	9.8%

Mall Expansions:
Cross Creek Mall - The District	Fayetteville, NC	45,620	$15,831	$10,851	November-13	9.8%
The Shoppes at Southaven Towne Center - Phase II	Southaven, MS	22,925	3,968	3,372	November-13	12.2%
Volusia Mall - Restaurant District	Daytona Beach, FL	27,500	7,114	5,805	November-13	10.4%
South County Center - Dick's Sporting Goods	St. Louis, MO	50,000	8,051	6,365	November-13	9.5%
West Towne Mall - ULTA & Lane Bryant	Madison, WI	22,500	5,454	4,002	September-13	11.8%
		168,545	$40,418	$30,395
Mall Redevelopment:
Monroeville Mall - JC Penney/ Cinemark (4)	Pittsburgh, PA	78,223	$26,178	$22,592	October-12/ November-13	7.6%
Northgate Mall - The Shops at Northgate	Chattanooga, TN	75,018	6,105	5,748	September-13	9.2%
Southpark Mall - Dick's Sporting Goods	Colonial Heights, VA	85,322	9,379	7,922	July-13	7.4%
		238,563	$41,662	$36,262

Total Properties Opened		882,089	$181,553	$159,862

(1)	Total Cost is presented net of reimbursements to be received.
(2)	Cost to Date does not reflect reimbursements until they are received.
(3)	This Property is a 75/25 joint venture. Total cost and cost to date are reflected at 100%.
(4)	JC Penney opened in October 2012 and Cinemark opened in JC Penney's former space in November 2013.

We opened two new Properties in 2013. The Outlet Shoppes at Atlanta opened in July 2013. At the opening, the project was approximately 97% leased or committed with 99 retailers including Saks Fifth Avenue OFF 5TH, Nike, Asics, Coach, Columbia Sportswear and Juicy Couture. We also opened The Crossing at Marshalls Creek, a community center which includes Price Chopper super market, Rite Aid, STS Tire and Auto Center and Family Dollar as its anchors.

We completed four expansion projects during 2013. The District at Cross Creek Mall featured several new-to-the-market retailers including LOFT, Chico's, Reed's Jewelers and White House/Black Market. The expansion of Southaven Towne Center accommodated several new tenants including ULTA, Versona and Torrid. A 28,000-square-foot restaurant district featuring Bahama Breeze, Olive Garden and iHOP, opened at Volusia Mall in Daytona Beach, FL. We opened a 50,000-square-foot Dick's Sporting Goods store at South County Center in November 2013. We also completed an expansion of West Towne Mall to add Ulta and Lane Bryant as new tenants.

We also completed three mall redevelopment projects during the year. At Monroeville Mall, JC Penney opened their new 110,000-square-foot prototype store in October 2012, relocating from their existing store in the mall. Their former building was redeveloped into a new 12-screen Cinemark Theatre, which opened in November 2013. The Shops at Northgate expansion of Northgate Mall added new tenants Michael's and Ross Dress for Less as anchors alongside an existing T.J. Maxx. At Southpark Mall, a former Dillard's location was redeveloped for a 56,000-square-foot Dick's Sporting Goods.

Properties Under Development at December 31, 2013
(Dollars in thousands)

Property	Location	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Expected Opening Date	Initial Unleveraged Yield
Outlet Center:
The Outlet Shoppes at Louisville (3)	Simpsonville, KY	374,724	$80,472	$41,033	August-14	10.2%

Community Center:
Fremaux Town Center - Phase I (3)	Slidell, LA	333,636	$52,269	$43,830	March-14	8.5%

Mall Redevelopment:
Northgate Mall - Burlington	Chattanooga, TN	78,021	$7,826	$374	Fall-14	7.2%
College Square - Longhorn Steakhouse & T.J. Maxx	Morristown, TN	30,271	3,229	2,134	Spring-14	10.0%
		108.292	$11,055	$2,508

Total Properties Under Development		816,652	$143,796	$87,371

(1)	Total Cost is presented net of reimbursements to be received.
(2)	Cost to Date does not reflect reimbursements until they are received.
(3)	These Properties are 65/35 joint ventures. Total cost and cost to date are reflected at 100%.
Construction continues on The Outlet Shoppes at Louisville. Scheduled to open in summer 2014, the 370,000-square-foot project is approximately 96% leased or committed and includes retailers such as Coach, Banana Republic, Brooks Brothers, Chico's, Nike and Saks Fifth Avenue OFF 5TH among others.
We are also progressing with the construction on the first phase of Fremaux Town Center, a 295,000-square-foot community center development. Dick's Sporting Goods, Michaels, PetSmart, T.J. Maxx and Kohl's will anchor the first phase of this project which is scheduled to open in spring 2014 and is over 95% leased or committed.
We have two mall redevelopment projects currently under construction that we plan to complete in 2014. Burlington is under construction at Northgate Mall. The 65,000 square-foot-store is taking space formerly occupied by a Belk Home store and shops. We are also redeveloping a former Sears location at College Square into a T.J. Maxx and Longhorn restaurant.

Shadow Development Pipeline at December 31, 2013
(Dollars in thousands)

Property	Location	Total Project Square Feet	Estimated Total Cost (1)	Expected Opening Date	Initial Unleveraged Yield
Outlet Centers:
The Outlet Shoppes at Oklahoma City - Phase III (2)	Oklahoma City, OK	35,000	$5,000 - $5,800	2014	9% - 12%
The Outlet Shoppes at El Paso - Phase II (2)	El Paso, TX	45,000	$7,000 - $8,000	2014	10% - 12%
		80,000	$12,000 - $13,800
Community Center:
Fremaux Town Center - Phase II (3)	Slidell, LA	265,000	$30,000 - $40,000	2015	9% - 10%

Associated Center:
West Towne Crossing - Nordstrom Rack	Madison, WI	30,750	$5,000 - $6,000	Fall 2014	9% - 10%

Mall Redevelopment:
CoolSprings Galleria - Sears Redevelopment	Nashville, TN	160,000	$50,000 - $60,000	2015/2016	7%
Fayette Mall - Sears Redevelopment	Lexington, KY	115,000	$65,000 - $75,000	2015	7%
Monroeville Mall - Dick's Sporting Goods	Pittsburgh, PA	85,000	$9,000 - $9,500	2014	8% - 9%
		360,000	$124,000 - $144,500

Total Shadow Pipeline		735,750	$171,000 - $204,300

(1)	Total Cost is presented net of reimbursements to be received.
(2)	These Properties are 75/25 joint ventures. Total cost and cost to date are reflected at 100%.
(3)	This Property is a 65/35 joint venture. Total cost and cost to date are reflected at 100%.

Our shadow pipeline features projects under pre-development for which construction has not yet begun.

We plan to expand two of our outlet centers to meet continued demand for retail space. Oklahoma City’s 35,000-square-foot expansion will include new retailers Forever 21 and Lids with a grand opening for phase three scheduled for August 2014. At The Outlet Shoppes at El Paso, we will begin construction on a 45,000-square-foot expansion with H&M, Love Culture and Kate Spade. Phase two will open in late summer 2014.
Plans for the second phase of the Fremaux Town Center development include 265,000-square-feet of additional retail space targeting fashion and entertainment. Dillard's will open a 126,000-square-foot store in Phase II of the Fremaux Town Center development. Construction is expected to begin in spring 2014.
Nordstrom Rack was just announced as a new addition to West Towne Crossing, our associated center adjacent to West Towne Mall in Madison, WI. The 31,000-square foot store will open in fall 2014.
We also have three mall redevelopment projects including the redevelopment of the two Sears locations at Fayette Mall in Lexington, KY and CoolSprings Galleria in Nashville, TN which we acquired in 2013. We plan to redevelop both buildings into new specialty stores and restaurants. Additionally, Dick’s Sporting Goods at Monroeville Mall will fill the remaining portion of a former department store space. The new store is expected to open this summer.
We hold options to acquire certain development properties owned by third parties.  Except for the projects presented above, we did not have any other material capital commitments as of December 31, 2013.

Acquisition

In April 2013, we acquired the remaining 51.0% interest in Kirkwood Mall from our joint venture partner for $41.4 million in cash and the assumption of the partner's $19.8 million share of the debt secured by the Property.

Dispositions
During 2013, we completed the sale of three malls, three associated centers, five office buildings and one parcel of land for aggregate net proceeds of $219.7 million, which were used to reduce the outstanding borrowings on our credit facilities. Additionally, we sold a parcel of land, which a third party development company had been ground leasing, for $22.4 million, which consisted of $15.0 million in cash and a promissory note of $7.4 million.

Off-Balance Sheet Arrangements

Unconsolidated Affiliates

We have ownership interests in 17 unconsolidated affiliates as of December 31, 2013, that are described in Note 5 to the consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the consolidated balance sheets as “Investments in Unconsolidated Affiliates.”  The following are circumstances when we may consider entering into a joint venture with a third party:

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

 Preferred Joint Venture Units
 In September 2013, we redeemed all outstanding perpetual PJV units of our joint venture, CWJV with Westfield using borrowings from our lines of credit. The PJV units, originally issued in 2007 as part of the acquisition of four malls in St. Louis, MO by CWJV, were redeemed for $413.0 million, which consisted of $408.6 million for the PJV units and $4.4 million for accrued and unpaid preferred returns. In accordance with the joint venture agreement, the redemption amount represented a $10.0 million reduction to the preferred liquidation value of the PJV units of $418.6 million. The $10.0 million reduction has been recorded as an increase in additional paid-in capital of the Company and as an increase to partners' capital of the Operating Partnership.
Prior to the September 2013 redemption, the terms of the joint venture agreement required that CWJV pay an annual preferred distribution at a rate of 5.0% on the preferred liquidation value of the PJV units of CWJV that were held by Westfield.  Westfield had the right to have all or a portion of the PJV units redeemed by CWJV with either cash or property owned by CWJV, in each case for a net equity amount equal to the preferred liquidation value of the PJV units. At any time after January 1, 2013, Westfield could propose that CWJV acquire certain qualifying property that would be used to redeem the PJV units at their preferred liquidation value. If CWJV did not redeem the PJV units with such qualifying property, then the annual preferred distribution rate on the PJV units would increase to 9.0% beginning July 1, 2013.  We had the right, but not the obligation, to offer to redeem the PJV units from January 31, 2013 through January 31, 2015 at their preferred liquidation value, plus accrued and unpaid distributions. We amended the joint venture agreement with Westfield in September 2012 to provide that, if we exercised our right to offer to redeem the PJV units on or before August 1, 2013, then the preferred liquidation value would be reduced by $10.0 million so long as Westfield did not reject the offer and the redemption closed on or before September 30, 2013.
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

We owned a parcel of land in Lee's Summit, MO that we ground leased to a third party development company that developed and operates a shopping center on the land parcel. We had guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount represented 27% of the loans' capacity. We included an obligation of $0.2 million as of December 31, 2012 in the accompanying consolidated balance sheet to reflect the estimated fair value of the guaranty. In November 2013, we sold the land parcel to the third party development company for $22.4 million. We received $15.0 million in cash and a promissory note of $7.4 million from the third party development company's parent. The note receivable bears interest of 5.0% and fully amortizes through its maturity date in November 2023. In conjunction with the land sale, our ground lease with the third party development company terminated, releasing us from our 27.0% guaranty, and we removed the $0.2 million obligation from our consolidated balance sheet as of December 31, 2013.

 We have guaranteed construction and land loans for Phases I and II of West Melbourne I, LLC (“West Melbourne”), an unconsolidated affiliate in which we own a 50% interest. West Melbourne developed and operates Hammock Landing, a community center in West Melbourne, FL. Both loans were extended and modified in December 2013 and have maturity dates of November 2015 with two one-year extensions. The guaranty on the Phase I construction loan was reduced from 100% to 25% in the fourth quarter of 2013. The total amount outstanding on the Phase I loan at December 31, 2013 was $41.0 million, of which $10.3 million represents the maximum guaranteed amount. The guaranty on the Phase II land loan will be reduced from 100% to 25% once the construction of a Carmike Cinema is complete and the theater is operational. The total amount outstanding on the Phase II loan at December 31, 2013 was $4.5 million and the maximum guaranteed amount on the loan is $10.8 million. The guarantees will expire upon repayment of the debt.  In the accompanying consolidated balance sheets, we reduced our obligation of $0.5 million as of December 31, 2012 to $0.1 million as of December 31, 2013 to reflect the estimated fair value of these guarantees.

We have guaranteed the construction loan of Port Orange I, LLC ("Port Orange"), an unconsolidated affiliate in which we own a 50% interest. Port Orange developed and operates The Pavilion at Port Orange, a community center in Port Orange, FL. In the fourth quarter of 2013, the guaranty was reduced from 100% to 25%. In December 2013, the loan was modified and extended to mature in November 2015 and has two one year-year extension options available. The total amount outstanding at December 31, 2013 on the loan was $62.6 million, of which the maximum guaranteed amount is $15.6 million. The guaranty will expire upon repayment of the debt. In the accompanying consolidated balance sheets, we reduced our obligation of $1.0 million as of December 31, 2012 to $0.2 million as of December 31, 2013 to reflect the estimated fair value of this guaranty.

We have guaranteed the lease performance of York Town Center, LP ("YTC"), an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22.0 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to $10.0 million. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $16.4 million as of December 31, 2013.  We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty.  We did not include an obligation for this guaranty because we determined that the fair value of the guaranty was not material as of December 31, 2013 and 2012.

In July 2012, we guaranteed 100% of a term loan for Gulf Coast Town Center LLC ("Gulf Coast"), an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $6.3 million.  The loan is for the third phase expansion of Gulf Coast Town Center, a shopping center located in Ft. Myers, FL. The total amount outstanding as of December 31, 2013 on the loan was $6.3 million. The guaranty will expire upon repayment of the debt. The loan matures in July 2015. We did not record an obligation for this guaranty because we determined that the fair value of the guaranty was not material as of December 31, 2013 and 2012.
In March 2013, we guaranteed 100% of a construction loan for Fremaux, an unconsolidated affiliate in which we own a 65% interest, of which the maximum guaranteed amount is $46.0 million. The loan is for the development of Fremaux Town Center, a community center located in Slidell, LA. The total amount outstanding at December 31, 2013 on the loan was $25.8 million. The guaranty will expire upon repayment of the debt. The loan matures in March 2016 and has two one-year extension options for an outside maturity date of March 2018. We received a 1% fee for this guaranty when the loan was issued in March 2013 and included an obligation of $0.5 million in the accompanying consolidated balance sheet as of December 31, 2013 to reflect the estimated fair value of this guaranty. Subsequent to December 31, 2013, Fremaux amended and restated its loan agreement to increase the capacity on its construction loan from $46.0 million to $47.3 million for additional development costs, which increased the maximum guaranteed amount to $47.3 million.

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
Carrying Value of Long-Lived Assets
We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts or if there are other indicators of impairment. If it is determined that impairment has occurred, the amount of the impairment charge is equal to the excess of the asset’s carrying value over its estimated fair value.  We estimate fair value using the undiscounted cash flows expected to be generated by each Property, which are based on a number of assumptions such as leasing expectations, operating budgets, estimated useful lives, future maintenance expenditures, intent to hold for use and capitalization rates, among others.  These assumptions are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates and costs to operate each Property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated in our impairment analyses may not be achieved. During the year ended December 31, 2013, we recorded a loss on impairment totaling $75.2 million. Of this total, $5.2 million is attributable to a portfolio sale of six Properties which were sold in 2013 and included in discontinued operations, $67.7 million is attributable to two existing Properties, $1.8 million relates to the sale of an outparcel and $0.5 million represents the write-down of the depreciated book value of the corporate airplane owned by the Management Company to its fair value at its trade-in date. During the year ended December 31, 2012, we recorded impairment charges of $50.9 million. Of this total, $26.5 million is attributable to four Properties which were sold in 2012 and included in discontinued operations, $23.3 million is attributable to two existing Properties and $1.1 million relates to the sale of three outparcels. During the year ended December 31, 2011, we recorded impairment charges of $58.7 million. Of this total, $50.7 million is due to the impairment of one mall and $0.6 million is from the sale of one outparcel. The balance of $7.4 million relates to Properties that are included in discontinued operations. See Notes 4 and 15 to the consolidated financial statements for additional information about these impairment losses.
Allowance for Doubtful Accounts
We periodically perform a detailed review of amounts due from tenants and others to determine if accounts receivable balances are impaired based on factors affecting the collectability of those balances.  Our estimate of the allowance for doubtful accounts requires significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.  We recorded a provision for doubtful accounts of $1.3 million, $0.8 million and $1.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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

Any differences between the cost of our investment in an unconsolidated affiliate and our underlying equity as reflected in the unconsolidated affiliate’s financial statements generally result from costs of our investment that are not reflected on the unconsolidated affiliate’s financial statements, capitalized interest on our investment and our share of development and leasing fees that are paid by the unconsolidated affiliate to us for development and leasing services provided to the unconsolidated affiliate during any development periods. The components of the net difference between our investment in unconsolidated affiliates and the underlying equity of unconsolidated affiliates is amortized over a period equal to the useful life of the unconsolidated affiliates' asset/liability that is related to the basis difference.
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
No impairments of investments in unconsolidated affiliates were incurred during 2013, 2012 and 2011.
Recent Accounting Pronouncements
Accounting Guidance Adopted
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). The objective of ASU 2013-02 is to improve reporting of reclassifications out of accumulated other comprehensive income ("AOCI") by presenting information about such reclassifications and their corresponding effect on net income primarily in one place, either on the face of the financial statements or in the notes. ASU 2013-02 requires an entity to disclose information by component for significant amounts reclassified out of AOCI if the amounts reclassified are required to be reclassified under GAAP to net income in their entirety in the same reporting period. For amounts not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. For public companies, this guidance was effective on a prospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2012. ASU 2013-02 did not change the calculation of or amounts reported as net income and comprehensive income but did change the presentation of the components of AOCI reported in our consolidated financial statements.
In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes ("ASU 2013-10"). ASU 2013-10 permits the Overnight Index Swap ("OIS") Rate, also referred to as the Fed Funds Effective Swap Rate, to be used as a U.S. benchmark for hedge accounting purposes, in addition to London Interbank Offered Rate ("LIBOR") and interest rates on direct U.S. Treasury obligations. The guidance also removes the restriction on using different benchmarks for similar hedges. ASU 2013-10 is effective prospectively for qualifying new or redesignated hedges entered into on or after July 17, 2013. The adoption of this guidance did not have a material effect on our consolidated financial statements.
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
As previously described in Results of Operations, during 2013 we recognized income of $8.2 million as a partial settlement of litigation. Additionally, we recorded a $2.4 million gain on investment and $9.1 million loss on extinguishment of debt. We recorded a gain on investment of $45.1 million related to the acquisition of the remaining 40% noncontrolling interest in Imperial Valley Mall in December 2012. During 2012 and 2011, we recorded gains on extinguishment of debt from both continuing and discontinued operations. Considering the significance and nature of these items, we believe that it is important to identify the impact of these changes on our FFO measures for a reader to have a complete understanding of our results of operations. Therefore, we have also presented FFO excluding these items.
FFO of the Operating Partnership decreased 4.5% to $437.5 million for the year ended December 31, 2013 compared to $458.2 million for the prior year.  Excluding the litigation settlement, the gains on investments and gain (loss) on extinguishment of debt, FFO of the Operating Partnership increased 5.6% for the year ending December 31, 2013 to $435.9 million compared to$412.8 million in 2012.
The reconciliation of FFO to net income attributable to common shareholders is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net income attributable to common shareholders	$40,312	$84,089	$91,560
Noncontrolling interest in income of operating partnership	7,125	19,267	25,841
Depreciation and amortization expense of:
Consolidated properties	278,911	255,460	271,458
Unconsolidated affiliates	39,592	43,956	32,538
Discontinued operations	6,638	13,174	4,912
Non-real estate assets	(2,077)	(1,841)	(2,488)
Noncontrolling interests' share of depreciation and amortization	(5,881)	(5,071)	(919)
Loss on impairment, net of tax benefit	73,485	50,343	56,557
Gain on depreciable property	(7)	(652)	(56,763)
(Gain) loss on discontinued operations, net of taxes	(647)	(566)	1
Funds from operations of the operating partnership	437,451	458,159	422,697
Litigation settlement	(8,240)	—	—
Gain on investments	(2,400)	(45,072)	—
(Gain) loss on extinguishment of debt	9,108	(265)	(32,463)
Funds from operations of the operating partnership, as adjusted	$435,919	$412,822	$390,234
The reconciliations of FFO of the Operating Partnership to FFO allocable to Company shareholders, including and excluding the litigation settlement, gain on investments and the gain (loss) on extinguishment of debt are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Funds from operations of the operating partnership	$437,451	$458,159	$422,697
Percentage allocable to common shareholders (1)	84.97%	81.36%	77.91%
Funds from operations allocable to common shareholders	$371,702	$372,758	$329,323

Funds from operations of the Operating Partnership, as adjusted	$435,919	$412,822	$390,234
Percentage allocable to common shareholders (1)	84.97%	81.36%	77.91%
Funds from operations allocable to Company shareholders, as adjusted	$370,400	$335,872	$304,031

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
Interest Rate Risk
Based on our proportionate share of consolidated and unconsolidated variable-rate debt at December 31, 2013, a 0.5% increase or decrease in interest rates on variable rate debt would decrease or increase annual cash flows by approximately $4.8 million and $1.6 million, respectively and increase or decrease annual interest expense, after the effect of capitalized interest, by approximately $4.6 million and $1.5 million, respectively.
Based on our proportionate share of total consolidated and unconsolidated debt at December 31, 2013, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $100.1 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $100.4 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Financial Statements and Schedules contained in Item 15 on page 84.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES
Controls and Procedures with Respect to the Company
Conclusion Regarding Effectiveness of Disclosure Controls and Procedures
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of its effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, these officers concluded that the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company assessed the effectiveness of its internal control over financial reporting, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2013, the Company maintained effective internal control over financial reporting, as stated in its report which is included herein.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that, as of December 31, 2013, the Company maintained effective internal control over financial reporting.
Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the Company's internal control over financial reporting as of December 31, 2013 as stated in their report which is included herein in Item 15.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Controls and Procedures with Respect to the Operating Partnership
Conclusion Regarding Effectiveness of Disclosure Controls and Procedures
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of its effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, whose subsidiary CBL Holdings I is the sole general partner of the Operating Partnership, the Operating Partnership has evaluated the effectiveness of its disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, these officers concluded that the Operating Partnership's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management of the Company, acting on behalf of the Operating Partnership in its capacity as the general partner of the Operating Partnership, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
Management of the Company, acting on behalf of the Operating Partnership in its capacity as the general partner of the Operating Partnership, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Operating Partnership assessed the effectiveness of its internal control over financial reporting, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2013, the Operating Partnership maintained effective internal control over financial reporting, as stated in its report which is included herein.
Report of Management On Internal Control Over Financial Reporting
Management of CBL & Associates Limited Partnership and its consolidated subsidiaries (the “Operating Partnership”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Operating Partnership’s internal control over financial reporting is a process designed under the supervision of the Operating Partnership’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
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
The Company's management, whose subsidiary CBL Holdings I is the sole general partner of the Operating Partnership, conducted an assessment of the effectiveness of the Operating Partnership’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that, as of December 31, 2013, the Operating Partnership maintained effective internal control over financial reporting.
Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the Operating Partnership's internal control over financial reporting as of December 31, 2013 as stated in their report which is included herein in Item 15.
Changes in Internal Control over Financial Reporting
There were no changes in the Operating Partnership's internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
As part of its quarterly impairment process during the fourth quarter of 2013, the Company recognized a material impairment of $47.2 million to write-down the depreciable basis of Madison Square Mall located in Huntsville, AL. See Note 15 to the consolidated financial statements for additional information.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference to the sections entitled “ELECTION OF DIRECTORS,” “Directors and Executive Officers,” “Certain Terms of the Jacobs Acquisition,” “Corporate Governance Matters - Code of Business Conduct and Ethics,” “Board of Directors’ Meetings and Committees – Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement filed with the Securities and Exchange Commission (the “Commission”) with respect to our Annual Meeting of Stockholders to be held on May 5, 2014.

Our Board of Directors has determined that each of Winston W. Walker, an independent director and chairman of the audit committee, Thomas J. DeRosa, an independent director and member of the audit committee, and Matthew S. Dominski, an independent director and member of the audit committee, qualifies as an “audit committee financial expert” as such term is defined by the rules of the Commission.

ITEM 11.   EXECUTIVE COMPENSATION

Incorporated herein by reference to the sections entitled “DIRECTOR COMPENSATION,” “EXECUTIVE COMPENSATION,” “REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 5, 2014.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to the sections entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “Equity Compensation Plan Information as of December 31, 2013”, in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 5, 2014.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to the sections entitled “Corporate Governance Matters – Director Independence” and “CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS”, in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 5, 2014.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to the section entitled “Independent Registered Public Accountants’ Fees and Services” under “RATIFICATION OF THE SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS” in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 5, 2014.

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
Dated: March 3, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles B. Lebovitz	Chairman of the Board	March 3, 2014
Charles B. Lebovitz

/s/ Stephen D. Lebovitz	Director, President and Chief Executive Officer (Principal Executive Officer)	March 3, 2014
Stephen D. Lebovitz

/s/ Farzana K. Mitchell	Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2014
Farzana K. Mitchell

/s/ Gary L. Bryenton*	Director	March 3, 2014
Gary L. Bryenton

/s/ A. Larry Chapman*	Director	March 3, 2014
A. Larry Chapman

/s/ Thomas J. DeRosa*	Director	March 3, 2014
Thomas J. DeRosa

/s/ Matthew S. Dominski*	Director	March 3, 2014
Matthew S. Dominski

/s/ Gary J. Nay*	Director	March 3, 2014
Gary J. Nay

/s/ Kathleen M. Nelson*	Director	March 3, 2014
Kathleen M. Nelson

/s/ Winston W. Walker*	Director	March 3, 2014
Winston W. Walker

*By: /s/ Farzana K. Mitchell	Attorney-in-Fact	March 3, 2014
Farzana K. Mitchell

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBL & ASSOCIATES LIMITED PARTNERSHIP
(Registrant)
By: CBL HOLDINGS I, INC., its general partner
By: __/s/ Farzana K. Mitchell_________
Farzana K. Mitchell
Executive Vice President - Chief Financial Officer and Treasurer
Dated: March 3, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles B. Lebovitz	Chairman of the Board of CBL Holdings I, Inc., general partner of the Registrant	March 3, 2014
Charles B. Lebovitz

/s/ Stephen D. Lebovitz	Director, President and Chief Executive Officer of CBL Holdings I, Inc., general partner of the Registrant (Principal Executive Officer)	March 3, 2014
Stephen D. Lebovitz

/s/ Farzana K. Mitchell	Executive Vice President - Chief Financial Officer and Treasurer of CBL Holdings, I, Inc., general partner of the Registrant (Principal Financial Officer and Principal Accounting Officer)	March 3, 2014
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CBL & Associates Properties, Inc.
Chattanooga, TN:

We have audited the accompanying consolidated balance sheets of CBL & Associates Properties, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013.  Our audits also included the financial statement schedules listed in the Index at Item 15.  We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management On Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CBL & Associates Properties, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of CBL & Associates Limited Partnership
Chattanooga, TN:

We have audited the accompanying consolidated balance sheets of CBL & Associates Limited Partnership and subsidiaries (the "Partnership") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, partners’ capital and noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2013.  Our audits also included the financial statement schedules listed in the Index at Item 15.  We also have audited the Partnership's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Partnership's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management On Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Partnership's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CBL & Associates Limited Partnership and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 3, 2014

CBL & Associates Properties, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
ASSETS	2013	2012
Real estate assets:
Land	$858,619	$905,339
Buildings and improvements	7,125,512	7,228,293
	7,984,131	8,133,632
Accumulated depreciation	(2,056,357)	(1,972,031)
	5,927,774	6,161,601
Held for sale	—	29,425
Developments in progress	139,383	137,956
Net investment in real estate assets	6,067,157	6,328,982
Cash and cash equivalents	65,500	78,248
Receivables:
Tenant, net of allowance for doubtful accounts of $2,379 and $1,977 in 2013 and 2012, respectively	79,899	78,963
Other, net of allowance for doubtful accounts of $1,241 and $1,270 in 2013 and 2012, respectively	23,343	8,467
Mortgage and other notes receivable	30,424	25,967
Investments in unconsolidated affiliates	277,146	259,810
Intangible lease assets and other assets	242,502	309,299
	$6,785,971	$7,089,736

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness	$4,857,523	$4,745,683
Accounts payable and accrued liabilities	333,875	358,874
Total liabilities	5,191,398	5,104,557
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests:
Redeemable noncontrolling partnership interests	34,639	40,248
Redeemable noncontrolling preferred joint venture interest	—	423,834
Total redeemable noncontrolling interests	34,639	464,082
Shareholders' equity:
Preferred Stock, $.01 par value, 15,000,000 shares authorized:
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding	18	18
6.625% Series E Cumulative Redeemable Preferred Stock, 690,000 shares outstanding	7	7
Common Stock, $.01 par value, 350,000,000 shares authorized, 170,048,144 and 161,309,652 issued and outstanding in 2013 and 2012, respectively	1,700	1,613
Additional paid-in capital	1,967,644	1,773,630
Accumulated other comprehensive income	6,325	6,986
Dividends in excess of cumulative earnings	(570,781)	(453,561)
Total shareholders' equity	1,404,913	1,328,693
Noncontrolling interests	155,021	192,404
Total equity	1,559,934	1,521,097
	$6,785,971	$7,089,736
The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
REVENUES:
Minimum rents	$675,870	$641,821	$647,093
Percentage rents	18,572	17,728	16,772
Other rents	21,974	21,914	21,685
Tenant reimbursements	290,097	279,280	292,594
Management, development and leasing fees	12,439	10,772	6,934
Other	34,673	31,328	34,821
Total revenues	1,053,625	1,002,843	1,019,899

OPERATING EXPENSES:
Property operating	151,127	138,533	142,431
Depreciation and amortization	278,911	255,460	261,562
Real estate taxes	88,701	87,871	89,317
Maintenance and repairs	56,379	50,350	53,214
General and administrative	48,867	51,251	44,751
Loss on impairment	70,049	24,379	51,304
Other	28,826	25,078	28,898
Total operating expenses	722,860	632,922	671,477
Income from operations	330,765	369,921	348,422
Interest and other income	10,825	3,953	2,578
Interest expense	(231,856)	(242,357)	(262,608)
Gain (loss) on extinguishment of debt	(9,108)	265	1,029
Gain on investments	2,400	45,072	—
Gain on sales of real estate assets	1,980	2,286	59,396
Equity in earnings of unconsolidated affiliates	11,616	8,313	6,138
Income tax (provision) benefit	(1,305)	(1,404)	269
Income from continuing operations	115,317	186,049	155,224
Operating income (loss) of discontinued operations	(6,091)	(12,468)	29,771
Gain (loss) on discontinued operations	1,144	938	(1)
Net income	110,370	174,519	184,994
Net income attributable to noncontrolling interests in:
Operating Partnership	(7,125)	(19,267)	(25,841)
Other consolidated subsidiaries	(18,041)	(23,652)	(25,217)
Net income attributable to the Company	85,204	131,600	133,936
Preferred dividends	(44,892)	(47,511)	(42,376)
Net income attributable to common shareholders	$40,312	$84,089	$91,560

Basic per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.27	$0.60	$0.46
Discontinued operations	(0.03)	(0.06)	0.16
Net income attributable to common shareholders	$0.24	$0.54	$0.62
Weighted average common shares outstanding	167,027	154,762	148,289

Diluted per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.27	$0.60	$0.46
Discontinued operations	(0.03)	(0.06)	0.16
Net income attributable to common shareholders	$0.24	$0.54	$0.62
Weighted average common and potential dilutive common shares outstanding	167,027	154,807	148,334

Amounts attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$44,515	$93,469	$68,366
Discontinued operations	(4,203)	(9,380)	23,194
Net income attributable to common shareholders	$40,312	$84,089	$91,560
The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.
 Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$110,370	$174,519	$184,994

Other comprehensive income (loss):
Unrealized holding gain (loss) on available-for-sale securities	(2,583)	4,426	(214)
Reclassification to net income of realized (gain) loss on available-for-sale securities	—	(224)	22
Unrealized gain (loss) on hedging instruments	1,815	(207)	(5,521)
Total other comprehensive income (loss)	(768)	3,995	(5,713)

Comprehensive income	109,602	178,514	179,281
Comprehensive income attributable to noncontrolling interests in:
Operating Partnership	(7,018)	(19,701)	(24,558)
Other consolidated subsidiaries	(18,041)	(23,652)	(25,217)
Comprehensive income attributable to the Company	$84,543	$135,161	$129,506

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

CBL & Associates Properties, Inc.
Consolidated Statements of Equity
(Continued)
(in thousands, except share data)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Partnership Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2011	$32,271	$23	$1,484	$1,657,927	$3,425	$(399,581)	$1,263,278	$207,113	$1,470,391
Net income	4,445	—	—	—	—	131,600	131,600	17,772	149,372
Other comprehensive income	21	—	—	—	3,561	—	3,561	413	3,974
Issuance of 690,000 shares of Series E preferred stock in equity offering	—	7	—	166,713	—	—	166,720	—	166,720
Redemption of Series C preferred stock	—	(5)	—	(111,222)	—	(3,773)	(115,000)	—	(115,000)
Conversion of 12,466,000 Operating Partnership common units to shares of common stock	—	—	125	59,613	—	—	59,738	(59,738)	—
Purchase of noncontrolling interests in Operating Partnership	—	—	—	—	—	—	—	(9,863)	(9,863)
Issuance of noncontrolling interest in Operating Partnership	—	—	—	—	—	—	—	14,000	14,000
Dividends declared - common stock	—	—	—	—	—	(138,069)	(138,069)	—	(138,069)
Dividends declared - preferred stock	—	—	—	—	—	(43,738)	(43,738)	—	(43,738)
Issuance of 232,560 shares of common stock and restricted common stock	—	—	2	728	—	—	730	—	730
Cancellation of 39,779 shares of restricted common stock	—	—	—	(633)	—	—	(633)	—	(633)
Exercise of stock options	—	—	2	4,452	—	—	4,454	—	4,454
Accrual under deferred compensation arrangements	—	—	—	44	—	—	44	—	44
Amortization of deferred compensation	—	—	—	3,863	—	—	3,863	—	3,863
Accelerated vesting of share-based compensation	—	—	—	(725)		—	(725)	—	(725)
Issuance of 42,484 shares of common stock under deferred compensation arrangement	—	—	—	(615)		—	(615)	—	(615)
Adjustment for noncontrolling interests	3,197	—	—	(3,360)	—	—	(3,360)	163	(3,197)
Adjustment to record redeemable noncontrolling interests at redemption value	8,778	—	—	(3,155)	—	—	(3,155)	(5,623)	(8,778)
Distributions to noncontrolling interests	(8,464)	—	—	—	—	—	—	(34,119)	(34,119)
Contributions from noncontrolling interests in Operating Partnership	—	—	—	—	—	—	—	7,120	7,120
Purchase of noncontrolling interests in other consolidated subsidiaries	—	—	—	—	—	—	—	40,962	40,962
Acquire controlling interest in shopping center properties	—	—	—	—	—	—	—	14,204	14,204
Balance, December 31, 2012	$40,248	$25	$1,613	$1,773,630	$6,986	$(453,561)	$1,328,693	$192,404	$1,521,097

CBL & Associates Properties, Inc.
Consolidated Statements of Equity
(Continued)
(in thousands, except share data)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Partnership Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2012	$40,248	$25	$1,613	$1,773,630	$6,986	$(453,561)	$1,328,693	$192,404	$1,521,097
Net income	2,941	—	—	—	—	85,204	85,204	7,588	92,792
Other comprehensive loss	(6)	—	—	—	(661)	—	(661)	(101)	(762)
Redemption of redeemable noncontrolling preferred joint venture interest	—	—	—	10,000	—	—	10,000	—	10,000
Dividends declared - common stock	—	—	—	—	—	(157,532)	(157,532)	—	(157,532)
Dividends declared - preferred stock	—	—	—	—	—	(44,892)	(44,892)	—	(44,892)
Issuance of 8,772,114 shares of common stock and restricted common stock	—	—	87	216,576	—	—	216,663	—	216,663
Cancellation of 41,661 shares of restricted common stock	—	—	—	(720)	—	—	(720)	—	(720)
Accrual under deferred compensation arrangements	—	—	—	(7,095)	—	—	(7,095)	—	(7,095)
Amortization of deferred compensation	—	—	—	2,704	—	—	2,704	—	2,704
Adjustment for noncontrolling interests	4,589	—	—	(33,746)	—	—	(33,746)	29,212	(4,534)
Adjustment to record redeemable noncontrolling interests at redemption value	(7,011)	—	—	6,295	—	—	6,295	717	7,012
Distributions to noncontrolling interests	(6,122)	—	—	—	—	—	—	(39,885)	(39,885)
Contributions from noncontrolling interests in Operating Partnership	—	—	—	—	—	—	—	6,530	6,530
Acquire controlling interest in shopping center property	—	—	—	—	—	—	—	(41,444)	(41,444)
Balance, December 31, 2013	$34,639	$25	$1,700	$1,967,644	$6,325	$(570,781)	$1,404,913	$155,021	$1,559,934

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$110,370	$174,519	$184,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	285,549	268,634	276,370
Amortization of deferred finance costs, debt premiums and discounts	4,783	7,896	10,239
Net amortization of intangible lease assets and liabilities	63	(1,263)	(906)
Gain on sales of real estate assets	(1,980)	(5,323)	(59,396)
(Gain) loss on discontinued operations	(1,144)	(938)	1
Write-off of development projects	334	(39)	94
Share-based compensation expense	2,725	3,740	1,783
Net realized (gain) loss on sale of available-for-sale securities	—	(224)	22
Write-down of mortgage and other notes receivable	—	—	1,900
Gain on investments	(2,400)	(45,072)	—
Loss on impairment from continuing operations	70,049	24,379	51,304
Loss on impairment from discontinued operations	5,234	26,461	7,425
(Gain) loss on extinguishment of debt from continuing operations	9,108	(265)	(1,029)
Gain on extinguishment of debt from discontinued operations	—	—	(31,434)
Equity in earnings of unconsolidated affiliates	(11,616)	(8,313)	(6,138)
Distributions of earnings from unconsolidated affiliates	15,995	17,074	9,586
Provision for doubtful accounts	1,816	1,523	1,743
Change in deferred tax accounts	1,824	3,095	(5,695)
Changes in:
Tenant and other receivables	(12,358)	(2,150)	(5,986)
Other assets	5,928	2,136	6,084
Accounts payable and accrued liabilities	(19,529)	15,645	875
Net cash provided by operating activities	464,751	481,515	441,836
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(314,299)	(217,827)	(205,379)
Acquisitions of real estate assets	(41,444)	(96,099)	(11,500)
Additions to restricted cash	(7,592)	(1,063)	(14,719)
(Additions) reductions to cash held in escrow	15,000	(15,000)	—
Purchase of partners' interest in unconsolidated affiliates	—	(14,280)	—
Proceeds from sales of real estate assets	240,150	76,950	244,647
Proceeds from sales of investments in unconsolidated affiliates	4,875	—	—
Additions to mortgage and other notes receivable	(2,700)	(3,584)	(15,173)
Payments received on mortgage notes receivable	5,672	3,002	7,479
Proceeds from sale of available-for-sale securities	11,002	—	—
Additional investments in and advances to unconsolidated affiliates	(34,063)	(8,809)	(35,499)
Distributions in excess of equity in earnings of unconsolidated affiliates	11,310	43,173	17,907
Changes in other assets	(13,604)	(13,133)	(15,408)
Net cash used in investing activities	(125,693)	(246,670)	(27,645)

CBL & Associates Properties, Inc.
Consolidated Statements of Cash Flows
(Continued)
(In thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$2,298,116	$1,869,140	$1,933,770
Principal payments on mortgage and other indebtedness	(2,179,541)	(1,884,935)	(2,086,461)
Additions to deferred financing costs	(7,739)	(7,384)	(19,629)
Prepayment fees on extinguishment of debt	(8,708)	—	—
Proceeds from issuances of common stock	209,547	172	179
Proceeds from issuances of preferred stock	—	166,720	—
Purchase of noncontrolling interest in the Operating Partnership	—	(9,863)	—
Proceeds from exercises of stock options	—	4,454	1,955
Redemption of preferred stock	—	(115,000)	—
Redemption of redeemable noncontrolling preferred joint venture interest	(408,577)	—	—
Contributions from noncontrolling interests	6,530	7,120	2,079
Distributions to noncontrolling interests	(65,187)	(65,635)	(75,468)
Dividends paid to holders of preferred stock	(44,892)	(43,738)	(42,376)
Dividends paid to common shareholders	(151,355)	(133,740)	(123,044)
Net cash used in financing activities	(351,806)	(212,689)	(408,995)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,748)	22,156	5,196
CASH AND CASH EQUIVALENTS, beginning of period	78,248	56,092	50,896
CASH AND CASH EQUIVALENTS, end of period	$65,500	$78,248	$56,092

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Limited Partnership
Consolidated Balance Sheets
(In thousands, except unit data)

	December 31,
ASSETS	2013	2012
Real estate assets:
Land	$858,619	$905,339
Buildings and improvements	7,125,512	7,228,293
	7,984,131	8,133,632
Accumulated depreciation	(2,056,357)	(1,972,031)
	5,927,774	6,161,601
Held for sale	—	29,425
Developments in progress	139,383	137,956
Net investment in real estate assets	6,067,157	6,328,982
Cash and cash equivalents	65,486	78,244
Receivables:
Tenant, net of allowance for doubtful accounts of $2,379 and $1,977 in 2013 and 2012, respectively	79,899	78,963
Other, net of allowance for doubtful accounts of $1,241 and $1,270 in 2013 and 2012, respectively	23,343	8,467
Mortgage and other notes receivable	30,424	25,967
Investments in unconsolidated affiliates	277,701	260,363
Intangible lease assets and other assets	242,383	309,239
	$6,786,393	$7,090,225

LIABILITIES, REDEEMABLE INTERESTS AND CAPITAL
Mortgage and other indebtedness	$4,857,523	$4,745,683
Accounts payable and accrued liabilities	333,876	358,800
Total liabilities	5,191,399	5,104,483
Commitments and contingencies (Note 14)
Redeemable interests:
Redeemable noncontrolling interests	5,883	6,413
Redeemable common units	28,756	33,835
Redeemable noncontrolling preferred joint venture interest	—	423,834
Total redeemable interests	34,639	464,082
Partners' capital:
Preferred units	565,212	565,212
Common units:
General partner	9,866	9,904
Limited partners	961,175	877,363
Accumulated other comprehensive income	4,923	5,685
Total partners' capital	1,541,176	1,458,164
Noncontrolling interests	19,179	63,496
Total capital	1,560,355	1,521,660
	$6,786,393	$7,090,225

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Limited Partnership
Consolidated Statements of Operations
(In thousands, except per unit data)

	Year Ended December 31,
	2013	2012	2011
REVENUES:
Minimum rents	$675,870	$641,821	$647,093
Percentage rents	18,572	17,728	16,772
Other rents	21,974	21,914	21,685
Tenant reimbursements	290,097	279,280	292,594
Management, development and leasing fees	12,439	10,772	6,934
Other	34,673	31,328	34,821
Total revenues	1,053,625	1,002,843	1,019,899

OPERATING EXPENSES:
Property operating	151,127	138,533	142,431
Depreciation and amortization	278,911	255,460	261,562
Real estate taxes	88,701	87,871	89,317
Maintenance and repairs	56,379	50,350	53,214
General and administrative	48,867	51,251	44,751
Loss on impairment	70,049	24,379	51,304
Other	28,826	25,078	28,898
Total operating expenses	722,860	632,922	671,477
Income from operations	330,765	369,921	348,422
Interest and other income	10,825	3,953	2,578
Interest expense	(231,856)	(242,357)	(262,608)
Gain (loss) on extinguishment of debt	(9,108)	265	1,029
Gain on investments	2,400	45,072	—
Gain on sales of real estate assets	1,980	2,286	59,396
Equity in earnings of unconsolidated affiliates	11,616	8,313	6,138
Income tax (provision) benefit	(1,305)	(1,404)	269
Income from continuing operations	115,317	186,049	155,224
Operating income (loss) of discontinued operations	(6,091)	(12,468)	29,771
Gain (loss) on discontinued operations	1,144	938	(1)
Net income	110,370	174,519	184,994
Net income attributable to noncontrolling interests	(18,041)	(23,652)	(25,217)
Net income attributable to the Operating Partnership	92,329	150,867	159,777
Distributions to preferred unitholders	(44,892)	(47,511)	(42,376)
Net income attributable to common unitholders	$47,437	$103,356	$117,401

Basic per unit data attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$0.26	$0.59	$0.49
Discontinued operations	(0.02)	(0.05)	0.13
Net income attributable to common unitholders	$0.24	$0.54	$0.62
Weighted average common units outstanding	196,572	190,223	190,335

Diluted per unit data attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$0.26	$0.59	$0.49
Discontinued operations	(0.02)	(0.05)	0.13
Net income attributable to common unitholders	$0.24	$0.54	$0.62
Weighted average common and potential dilutive common units outstanding	196,572	190,268	190,380

Amounts attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$51,640	$112,736	$94,207
Discontinued operations	(4,203)	(9,380)	23,194
Net income attributable to common unitholders	$47,437	$103,356	$117,401
The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Limited Partnership
 Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$110,370	$174,519	$184,994

Other comprehensive income (loss):
Unrealized holding gain (loss) on available-for-sale securities	(2,583)	4,426	(214)
Reclassification to net income of realized (gain) loss on available-for-sale securities	—	(224)	22
Unrealized gain (loss) on hedging instruments	1,815	(207)	(5,521)
Total other comprehensive income (loss)	(768)	3,995	(5,713)

Comprehensive income	109,602	178,514	179,281
Comprehensive income attributable to noncontrolling interests	(18,041)	(23,652)	(25,217)
Comprehensive income attributable to the Operating Partnership	$91,561	$154,862	$154,064

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Limited Partnership
Consolidated Statements of Partners' Capital and Noncontrolling Interests
(in thousands)

	Redeemable Interests						Common Units
	Redeemable Noncontrolling Interests	Redeemable Common Units	Total Redeemable Interests	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Income	Total Partners' Capital	Noncontrolling Interests	Total Partners' Capital and Noncontrolling Interests
Balance, December 31, 2010	$6,309	$28,070	$34,379	22,750	190,065	$509,719	$10,685	$990,177	$7,376	$1,517,957	$6,082	$1,524,039
Net income	3,982	958	4,940	—	—	42,376	1,255	115,185	—	158,816	593	159,409
Other comprehensive loss	—	(48)	(48)	—	—	—	—	—	(5,665)	(5,665)	—	(5,665)
Distributions declared - common units	—	(4,457)	(4,457)	—	—	—	(1,771)	(162,616)	—	(164,387)	—	(164,387)
Distributions declared - preferred units	—	—	—	—	—	(42,376)	—	—	—	(42,376)	—	(42,376)
Issuance of common units	—	—	—	—	190	—	—	278	—	278	—	278
Cancellation of common units	—	—	—	—	(16)	—	—	(125)	—	(125)	—	(125)
Contributions from CBL related to exercises of stock options	—	—	—	—	141	—	—	1,955	—	1,955	—	1,955
Accrual under deferred compensation arrangements	—	—	—	—	—	—	1	55	—	56	—	56
Amortization of deferred compensation	—	16	16	—	—	—	17	1,596	—	1,613	—	1,613
Allocation of partners' capital	—	2,989	2,989	—	—	—	(21)	(2,968)	—	(2,989)	—	(2,989)
Adjustment to record redeemable interests at redemption value	384	(1,492)	(1,108)	—	—	—	12	1,096	—	1,108	—	1,108
Distributions to noncontrolling interests	(4,440)	—	(4,440)	—	—	—	—	—	—	—	(4,433)	(4,433)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	2,038	2,038
Balance, December 31, 2011	$6,235	$26,036	$32,271	22,750	190,380	$509,719	$10,178	$944,633	$1,711	$1,466,241	$4,280	$1,470,521

CBL & Associates Limited Partnership
Consolidated Statements of Partners' Capital and Noncontrolling Interests
(Continued)
(in thousands)

	Redeemable Interests						Common Units
	Redeemable Noncontrolling Interests	Redeemable Common Units	Total Redeemable Interests	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Income	Total Partners' Capital	Noncontrolling Interests	Total Partners' Capital and Noncontrolling Interests
Balance, December 31, 2011	$6,235	$26,036	$32,271	22,750	190,380	$509,719	$10,178	$944,633	$1,711	$1,466,241	$4,280	$1,470,521
Net income (loss)	3,597	848	$4,445	—	—	43,738	1,616	104,665	—	150,019	(647)	149,372
Other comprehensive income	—	21	21	—	—	—	—	—	3,974	3,974	—	3,974
Issuance of Series E preferred units to CBL	—	—	—	6,900	—	166,720	—	—	—	166,720	—	166,720
Redemption of Series C preferred units	—	—	—	(4,600)	—	(111,227)	(41)	(3,732)	—	(115,000)	—	(115,000)
Redemption of common units	—	—	—	—	(627)	—	—	(9,429)	—	(9,429)	—	(9,429)
Issuance of common units	—	—	—	—	855	—	—	14,730	—	14,730	—	14,730
Distributions declared - common units	—	(4,685)	(4,685)	—	—	—	(1,771)	(167,995)	—	(169,766)	—	(169,766)
Distributions declared - preferred units	—	—	—	—	—	(43,738)	—	—	—	(43,738)	—	(43,738)
Cancellation of restricted common stock	—	—	—	—	(39)	—	—	(633)	—	(633)	—	(633)
Contributions from CBL related to exercises of stock options	—	—	—	—	244	—	—	4,454	—	4,454	—	4,454
Accrual under deferred compensation arrangements	—	—	—	—	—	—	1	43	—	44	—	44
Amortization of deferred compensation	—	32	32	—	—	—	41	3,790	—	3,831	—	3,831
Accelerated vesting of share-based compensation	—	(6)	(6)	—	—	—	(8)	(711)	—	(719)	—	(719)
Issuance of common units under deferred compensation arrangement	—	—	—	—	42	—	—	(615)	—	(615)	—	(615)
Allocation of partners' capital	—	3,171	3,171	—	—	—	(18)	(3,153)	—	(3,171)	—	(3,171)
Adjustment to record redeemable interests at redemption value	360	8,418	8,778	—	—	—	(94)	(8,684)	—	(8,778)	—	(8,778)
Distributions to noncontrolling interests	(3,779)	—	(3,779)	—	—	—	—	—	—	—	(2,423)	(2,423)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	7,120	7,120
Purchase of noncontrolling interest on other consolidated subsidiaries	—	—	—	—	—	—	—	—	—	—	40,962	40,962
Acquire controlling interests in shopping center properties	—	—	—	—	—	—	—	—	—	—	14,204	14,204
Balance, December 31, 2012	$6,413	$33,835	$40,248	25,050	190,855	$565,212	$9,904	$877,363	$5,685	$1,458,164	$63,496	$1,521,660

CBL & Associates Limited Partnership
Consolidated Statements of Partners' Capital and Noncontrolling Interests
(Continued)
(in thousands)

	Redeemable Interests						Common Units
	Redeemable Noncontrolling Interests	Redeemable Common Units	Total Redeemable Interests	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Income	Total Partners' Capital	Noncontrolling Interests	Total Partners' Capital and Noncontrolling Interests
Balance, December 31, 2012	$6,413	$33,835	$40,248	25,050	190,855	$565,212	$9,904	$877,363	$5,685	$1,458,164	$63,496	$1,521,660
Net income	2,565	376	2,941	—	—	44,892	491	46,570	—	91,953	839	92,792
Other comprehensive loss	—	(6)	(6)	—	—	—	—	—	(762)	(762)	—	(762)
Redemption of redeemable noncontrolling preferred joint venture interest	—	—	—	—	—	—	104	9,896	—	10,000	—	10,000
Issuance of common units	—	—	—	—	8,780	—	—	216,588	—	216,588	—	216,588
Distributions declared - common units	—	—	—	—	—	—	(1,851)	(155,680)	—	(157,531)	—	(157,531)
Distributions declared - preferred units	—	—	—	—	—	(44,892)	—	—	—	(44,892)	—	(44,892)
Cancellation of restricted common stock	—	—	—	—	(42)	—	—	(720)	—	(720)	—	(720)
Accrual under deferred compensation arrangements	—	—	—	—	—	—	(74)	(7,021)	—	(7,095)	—	(7,095)
Amortization of deferred compensation	—	—	—	—	—	—	28	2,676	—	2,704	—	2,704
Allocation of partners' capital	—	4,589	4,589	—	—	—	1,425	(6,158)	—	(4,733)	57	(4,676)
Adjustment to record redeemable interests at redemption value	(1,545)	(5,467)	(7,012)	—	—	—	148	6,938	—	7,086	—	7,086
Distributions to noncontrolling interests	(1,550)	(4,571)	(6,121)	—	—	—	(309)	(29,277)	—	(29,586)	(10,299)	(39,885)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	6,530	6,530
Acquire controlling interest in shopping center property	—	—	—	—	—	—	—	—	—	—	(41,444)	(41,444)
Balance, December 31, 2013	$5,883	$28,756	$34,639	25,050	199,593	$565,212	$9,866	$961,175	$4,923	$1,541,176	$19,179	$1,560,355

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Limited Partnership
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$110,370	$174,519	$184,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	285,549	268,634	276,370
Amortization of deferred finance costs, debt premiums and discounts	4,783	7,896	10,239
Net amortization of intangible lease assets and liabilities	63	(1,263)	(906)
Gain on sales of real estate assets	(1,980)	(5,323)	(59,396)
(Gain) loss on discontinued operations	(1,144)	(938)	1
Write-off of development projects	334	(39)	94
Share-based compensation expense	2,725	3,740	1,783
Net realized (gain) loss on sale of available-for-sale securities	—	(224)	22
Write-down of mortgage and other notes receivable	—	—	1,900
Gain on investments	(2,400)	(45,072)	—
Loss on impairment from continuing operations	70,049	24,379	51,304
Loss on impairment from discontinued operations	5,234	26,461	7,425
(Gain) loss on extinguishment of debt	9,108	(265)	(1,029)
(Gain) loss on extinguishment of debt from discontinued operations	—	—	(31,434)
Equity in earnings of unconsolidated affiliates	(11,616)	(8,313)	(6,138)
Distributions of earnings from unconsolidated affiliates	15,995	17,074	9,586
Provision for doubtful accounts	1,816	1,523	1,743
Change in deferred tax accounts	1,824	3,095	(5,695)
Changes in:
Tenant and other receivables	(12,358)	(2,150)	(6,025)
Other assets	5,928	1,801	6,084
Accounts payable and accrued liabilities	(19,539)	15,646	905
Net cash provided by operating activities	464,741	481,181	441,827
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(314,299)	(217,827)	(205,379)
Acquisitions of real estate assets	(41,444)	(96,099)	(11,500)
Additions to restricted cash	(7,592)	(1,063)	(14,719)
(Additions) reductions to cash held in escrow	15,000	(15,000)	—
Purchase of partners' interest in unconsolidated affiliates	—	(14,280)	—
Proceeds from sales of real estate assets	240,150	76,950	244,647
Proceeds from sales of investments in unconsolidated affiliates	4,875	—	—
Additions to mortgage and other notes receivable	(2,700)	(3,584)	(15,173)
Payments received on mortgage notes receivable	5,672	3,002	7,479
Proceeds from sale of available-for-sale securities	11,002	—	—
Additional investments in and advances to unconsolidated affiliates	(34,063)	(8,809)	(35,499)
Distributions in excess of equity in earnings of unconsolidated affiliates	11,310	43,160	17,907
Changes in other assets	(13,604)	(13,133)	(15,408)
Net cash used in investing activities	(125,693)	(246,683)	(27,645)

CBL & Associates Limited Partnership
Consolidated Statements of Cash Flows
(Continued)
(In thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$2,298,116	$1,869,140	$1,933,770
Principal payments on mortgage and other indebtedness	(2,179,541)	(1,884,935)	(2,086,461)
Additions to deferred financing costs	(7,739)	(7,384)	(19,629)
Prepayment fees on extinguishment of debt	(8,708)	—	—
Proceeds from issuances of common units	209,547	172	179
Proceeds from issuances of preferred units	—	167,078	—
Redemption of common units	—	(9,863)	—
Redemption of preferred units	—	(115,000)	—
Contributions from CBL related to exercises of stock options	—	4,454	1,955
Redemption of redeemable noncontrolling preferred joint venture interest	(408,577)	—	—
Contributions from noncontrolling interests	6,530	7,120	2,079
Distributions to noncontrolling interests	(65,187)	(26,899)	(29,518)
Distributions to preferred unitholders	(44,892)	(43,738)	(42,376)
Distributions to common unitholders	(151,355)	(172,476)	(168,994)
Net cash used in financing activities	(351,806)	(212,331)	(408,995)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,758)	22,167	5,187
CASH AND CASH EQUIVALENTS, beginning of period	78,244	56,077	50,890
CASH AND CASH EQUIVALENTS, end of period	$65,486	$78,244	$56,077

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and unit data)

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
CBL conducts substantially all of its business through the Operating Partnership. As of December 31, 2013, the Operating Partnership owned controlling interests in 75 regional malls/open-air and outlet centers (including 1 mixed-use center), 25 associated centers (each located adjacent to a regional mall), 7 community centers and 8 office buildings, including CBL’s corporate office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a VIE.  At December 31, 2013, the Operating Partnership owned non-controlling interests in nine regional malls/ open-air centers, four associated centers, four community centers and five office buildings. Because one or more of the other partners have substantive participating rights, the Operating Partnership does not control these partnerships and joint ventures and, accordingly, accounts for these investments using the equity method. The Operating Partnership had controlling interests in two mall redevelopments and one outlet center, owned in a 65%/35% joint venture, under construction at December 31, 2013. The Operating Partnership had a noncontrolling interest in one community center development at December 31, 2013.  The Operating Partnership also holds options to acquire certain development properties owned by third parties.
CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At December 31, 2013, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 84.2% limited partner interest for a combined interest held by CBL of 85.2%.
 The noncontrolling interest in the Operating Partnership is held by CBL & Associates, Inc., its shareholders and affiliates and certain senior officers of the Company (collectively "CBL's Predecessor"), all of which contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993, and by various third parties. At December 31, 2013, CBL’s Predecessor owned a 9.1% limited partner interest and third parties owned a 5.7% limited partner interest in the Operating Partnership.  CBL’s Predecessor also owned 3.4 million shares of the Company's common stock at December 31, 2013, for a total combined effective interest of 10.8% in the Operating Partnership.
 The Operating Partnership conducts the Company's property management and development activities through its wholly-owned subsidiary, CBL & Associates Management, Inc. (the “Management Company”), to comply with certain requirements of the Internal Revenue Code.
 As used herein, the term "Company" includes CBL & Associates Properties, Inc. and its subsidiaries, including CBL & Associates Limited Partnership and its subsidiaries, unless the context indicates otherwise. The term "Operating Partnership" refers to CBL & Associates Limited Partnership and its subsidiaries.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
 Basis of Presentation
 This Form 10-K provides separate consolidated financial statements for the Company and the Operating Partnership. Due to the Company's ability as general partner to control the Operating Partnership, the Company consolidates the Operating Partnership within its consolidated financial statements for financial reporting purposes. The notes to consolidated financial statements apply to both the Company and the Operating Partnership, unless specifically noted otherwise.
The accompanying consolidated financial statements include the consolidated accounts of the Company, the Operating Partnership and their wholly owned subsidiaries, as well as entities in which the Company has a controlling financial interest or entities where the Company is deemed to be the primary beneficiary of a VIE. For entities in which the Company has less than a controlling financial interest or entities where the Company is not deemed to be the primary beneficiary of a VIE, the entities are accounted for using the equity method of accounting. Accordingly, the Company's share of the net earnings or losses of these entities is included in consolidated net income. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  All intercompany transactions have been eliminated.

Certain historical amounts have been reclassified to conform to the current year presentation.  The financial results of certain Properties are reported as discontinued operations in the consolidated financial statements.  Except where noted, the information presented in the Notes to Consolidated Financial Statements excludes discontinued operations.
Accounting Guidance Adopted
In February 2013, the FASB issued ASU 2013-02. The objective of ASU 2013-02 is to improve reporting of reclassifications out of AOCI by presenting information about such reclassifications and their corresponding effect on net income primarily in one place, either on the face of the financial statements or in the notes. ASU 2013-02 requires an entity to disclose information by component for significant amounts reclassified out of AOCI if the amounts reclassified are required to be reclassified under GAAP to net income in their entirety in the same reporting period. For amounts not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. For public companies, this guidance was effective on a prospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2012. ASU 2013-02 did not change the calculation of or amounts reported as net income and comprehensive income but did change the presentation of the components of AOCI reported in the Company's consolidated financial statements.
In July 2013, the FASB issued ASU 2013-10. ASU 2013-10 permits the OIS Rate, also referred to as the Fed Funds Effective Swap Rate, to be used as a U.S. benchmark for hedge accounting purposes, in addition to LIBOR and interest rates on direct U.S. Treasury obligations. The guidance also removes the restriction on using different benchmarks for similar hedges. ASU 2013-10 is effective prospectively for qualifying new or redesignated hedges entered into on or after July 17, 2013. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.
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
 The Company’s intangibles and their balance sheet classifications as of December 31, 2013 and 2012, are summarized as follows:

	December 31, 2013		December 31, 2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible lease assets and other assets:
Above-market leases	$65,932	$(41,230)	$69,360	$(37,454)
In-place leases	111,769	(60,243)	117,631	(46,767)
Tenant relationships	27,381	(4,004)	27,880	(3,350)
Accounts payable and accrued liabilities:
Below-market leases	101,901	(64,046)	104,012	(57,625)
These intangibles are related to specific tenant leases.  Should a termination occur earlier than the date indicated in the lease, the related intangible assets or liabilities, if any, related to the lease are recorded as expense or income, as applicable. The total net amortization expense of the above intangibles was $19,030, $10,558 and $7,108 in 2013, 2012 and 2011, respectively.  The estimated total net amortization expense for the next five succeeding years is $13,421 in 2014, $10,475 in 2015, $6,219 in 2016, $4,537 in 2017 and $2,079 in 2018.
     Total interest expense capitalized was $4,889, $2,671 and $4,955 in 2013, 2012 and 2011, respectively.
Carrying Value of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances warrant such a review.  The carrying value of a long-lived asset is considered impaired when its estimated future undiscounted cash flows are less than its carrying value. The Company estimates fair value using the undiscounted cash flows expected to be generated by each Property, which are based on a number of assumptions such as leasing expectations, operating budgets, estimated useful lives, future maintenance expenditures, intent to hold for use and capitalization rates. If it is determined that impairment has occurred, the amount of the impairment charge is equal to the excess of the asset’s carrying value over its estimated fair value.  These assumptions are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates and costs to operate each Property.  As these factors are difficult to predict and are subject to future events that may alter the assumptions used, the future cash flows estimated in the Company’s impairment analyses may not be achieved. See Note 4 and Note 15 for information related to the impairment of long-lived assets for 2013, 2012 and 2011.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents.
 Restricted Cash
 Restricted cash of $46,252 and $42,880 was included in intangible lease assets and other assets at December 31, 2013 and 2012, respectively.  Restricted cash consists primarily of cash held in escrow accounts for debt service, insurance, real estate taxes, capital improvements and deferred maintenance as required by the terms of certain mortgage notes payable, as well as contributions from tenants to be used for future marketing activities.  The Company’s restricted cash included $81 and $110 as of December 31, 2013 and 2012, respectively, related to funds held in a trust account for certain construction costs associated with our developments.
Allowance for Doubtful Accounts
 The Company periodically performs a detailed review of amounts due from tenants to determine if accounts receivable balances are realizable based on factors affecting the collectability of those balances. The Company’s estimate of the allowance for doubtful accounts requires management to exercise significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.  The Company recorded a provision for doubtful accounts of $1,253, $798 and $1,670 for 2013, 2012 and 2011, respectively.
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
 Any differences between the cost of the Company’s investment in an unconsolidated affiliate and its underlying equity as reflected in the unconsolidated affiliate’s financial statements generally result from costs of the Company’s investment that are not reflected on the unconsolidated affiliate’s financial statements, capitalized interest on its investment and the Company’s share of development and leasing fees that are paid by the unconsolidated affiliate to the Company for development and leasing services provided to the unconsolidated affiliate during any development periods. At December 31, 2013 and 2012, the components of the net difference between the Company’s investment in unconsolidated affiliates and the underlying equity of unconsolidated affiliates, which are amortized over a period equal to the useful life of the unconsolidated affiliates' asset/liability that is related to the basis difference, was $14,650 and $11,674, respectively.
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
No impairments of investments in unconsolidated affiliates were recorded in 2013, 2012 and 2011.
Deferred Financing Costs
 Net deferred financing costs of $25,061 and $24,821 were included in intangible lease assets and other assets at December 31, 2013 and 2012, respectively. Deferred financing costs include fees and costs incurred to obtain financing and are amortized on a straight-line basis to interest expense over the terms of the related indebtedness. Amortization expense was $7,468, $10,263 and $11,744 in 2013, 2012 and 2011, respectively. Accumulated amortization was $14,656 and $8,932 as of December 31, 2013 and 2012, respectively.
Marketable Securities
 Intangible lease assets and other assets include marketable securities consisting of corporate equity securities and bonds that are classified as available-for-sale. Unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of accumulated other comprehensive income (loss) ("AOCI/L") in redeemable noncontrolling interests, shareholders’ equity and partners' capital, and noncontrolling interests. Realized gains and losses are recorded in other income. Gains or losses on securities sold are based on the specific identification method.  The Company did not recognize any realized gains or losses related to sales of marketable securities in 2013. The Company recognized net realized gains on sales of available-for-sale securities of $224 in 2012 and net realized losses on sales of available-for-sale securities of $22 in 2011.

 If a decline in the value of an investment is deemed to be other than temporary, the investment is written down to fair value and an impairment loss is recognized in the current period to the extent of the decline in value. In determining when a decline in fair value below cost of an investment in marketable securities is other-than-temporary, the following factors, among others, are evaluated:

•	the probability of recovery;

•	the Company’s ability and intent to retain the security for a sufficient period of time for it to recover;

•	the significance of the decline in value;

•	the time period during which there has been a significant decline in value;

•	current and future business prospects and trends of earnings;

•	relevant industry conditions and trends relative to their historical cycles; and

•	market conditions.
There were no other-than-temporary impairments of marketable securities incurred during 2013, 2012 and 2011. The following is a summary of the marketable securities held by the Company as of December 31, 2013 and 2012:

		Gross Unrealized
	Adjusted Cost	Gains	Losses	Fair Value
December 31, 2013:
Common stocks	$4,195	$9,778	$—	$13,973

December 31, 2012:
Common stocks	$4,195	$12,361	$—	$16,556
Government and government sponsored entities	11,123	—	—	11,123
	$15,318	$12,361	$—	$27,679
Interest Rate Hedging Instruments
 The Company recognizes its derivative financial instruments in either accounts payable and accrued liabilities or intangible lease assets and other assets, as applicable, in the consolidated balance sheets and measures those instruments at fair value.  The accounting for changes in the fair value (i.e., gain or loss) of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. To qualify as a hedging instrument, a derivative must pass prescribed effectiveness tests, performed quarterly using both qualitative and quantitative methods. The Company has entered into derivative agreements as of December 31, 2013 and 2012 that qualify as hedging instruments and were designated, based upon the exposure being hedged, as cash flow hedges.  The fair value of these cash flow hedges as of December 31, 2013 and 2012 was $4,007 and $5,805, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. To the extent they are effective, changes in the fair values of cash flow hedges are reported in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. The ineffective portion of the hedge, if any, is recognized in current earnings during the period of change in fair value. The gain or loss on the termination of an effective cash flow hedge is reported in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged item affects earnings.  The Company also assesses the credit risk that the counterparty will not perform according to the terms of the contract.
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
The Company receives reimbursements from tenants for real estate taxes, insurance, common area maintenance and other recoverable operating expenses as provided in the lease agreements.  Tenant reimbursements are recognized when earned in accordance with the tenant lease agreements.  Tenant reimbursements related to certain capital expenditures are billed to tenants over periods of 5 to 15 years and are recognized as revenue in accordance with underlying lease terms.
The Company receives management, leasing and development fees from third parties and unconsolidated affiliates. Management fees are charged as a percentage of revenues (as defined in the management agreement) and are recognized as revenue when earned. Development fees are recognized as revenue on a pro rata basis over the development period. Leasing fees are charged for newly executed leases and lease renewals and are recognized as revenue when earned. Development and leasing fees received from an unconsolidated affiliate during the development period are recognized as revenue only to the extent of the third-party partner’s ownership interest. Development and leasing fees during the development period, to the extent of the Company’s ownership interest, are recorded as a reduction to the Company’s investment in the unconsolidated affiliate.
 Gain on Sales of Real Estate Assets
Gain on sales of real estate assets is recognized when it is determined that the sale has been consummated, the buyer’s initial and continuing investment is adequate, the Company’s receivable, if any, is not subject to future subordination, and the buyer has assumed the usual risks and rewards of ownership of the asset. When the Company has an ownership interest in the buyer, gain is recognized to the extent of the third party partner’s ownership interest and the portion of the gain attributable to the Company’s ownership interest is deferred.
Income Taxes
The Company is qualified as a REIT under the provisions of the Internal Revenue Code. To maintain qualification as a REIT, the Company is required to distribute at least 90% of its taxable income to shareholders and meet certain other requirements.
As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State tax expense was $3,570, $3,530 and $3,766 during 2013, 2012 and 2011, respectively.
The Company has also elected taxable REIT subsidiary status for some of its subsidiaries. This enables the Company to receive income and provide services that would otherwise be impermissible for REITs. For these entities, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset may not be realized. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income or expense, as applicable.  The Company recorded an income tax provision of $1,305 and $1,404 in 2013 and 2012, respectively, and an income tax benefit of $269 in 2011. The income tax provision in 2013 consisted of a current income tax benefit of $518 and a deferred income tax provision of $1,823.  The income tax provision in 2012 consisted of a current income tax benefit of $1,691 and a deferred income tax provision of $3,095.  The income tax benefit in 2011 consisted of a current income tax provision of $5,426 and a deferred income tax benefit of $5,695,
The Company had a net deferred tax asset of $4,893 and $6,607 at December 31, 2013 and 2012, respectively. The net deferred tax asset at December 31, 2013 and 2012 is included in intangible lease assets and other assets and primarily consisted of operating expense accruals and differences between book and tax depreciation.  As of December 31, 2013, tax years that generally remain subject to examination by the Company’s major tax jurisdictions include 2010, 2011, 2012 and 2013.
The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its statement of operations.  In addition, any interest incurred on tax assessments is reported as interest expense.  The Company reported nominal interest and penalty amounts in 2013, 2012 and 2011.
 Concentration of Credit Risk
The Company’s tenants include national, regional and local retailers. Financial instruments that subject the Company to concentrations of credit risk consist primarily of tenant receivables. The Company generally does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of tenants.
The Company derives a substantial portion of its rental income from various national and regional retail companies; however, no single tenant collectively accounted for more than 3.4% of the Company’s total revenues in 2013, 2012 or 2011.

Earnings Per Share and Earnings per Unit
See Note 7 for information regarding significant CBL equity offerings that affected per share and per unit amounts for each period presented.
Earnings per Share of the Company
Basic earnings per share ("EPS") is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potential dilutive common shares outstanding. The limited partners’ rights to convert their noncontrolling interests in the Operating Partnership into shares of common stock are not dilutive.
The following summarizes the impact of potential dilutive common shares on the denominator used to compute EPS:

	Year Ended December 31,
	2013	2012	2011
Denominator – basic	167,027	154,762	148,289
Stock options	—	3	3
Deemed shares related to deferred compensation arrangements	—	42	42
Denominator – diluted	167,027	154,807	148,334

There were no outstanding stock options in 2013. There were no anti-dilutive shares related to stock options in 2012. For the year ended December 31, 2011, 23,000 shares related to stock options were excluded from the computation of diluted EPS because the effect of including the stock options would have been anti-dilutive.
Earnings per Unit of the Operating Partnership
Basic earnings per unit ("EPU") is computed by dividing net income attributable to common unitholders by the weighted-average number of common units outstanding for the period. Diluted EPU assumes the issuance of common units for all potential dilutive common units outstanding.
     The following summarizes the impact of potential dilutive common units on the denominator used to compute EPU:

	Year Ended December 31,
	2013	2012	2011
Denominator – basic	196,572	190,223	190,335
Stock options	—	3	3
Deemed units related to deferred compensation arrangements	—	42	42
Denominator – diluted	196,572	190,268	190,380

 Comprehensive Income
Accumulated Other Comprehensive Income of the Company
Comprehensive income of the Company includes all changes in redeemable noncontrolling interests and total equity during the period, except those resulting from investments by shareholders and partners, distributions to shareholders and partners and redemption valuation adjustments. Other comprehensive income (loss) (“OCI/L”) includes changes in unrealized gains (losses) on available-for-sale securities and interest rate hedge agreements.

The changes in the components of AOCI for the years ended December 31, 2013 and 2012 are as follows:

	Redeemable Noncontrolling Interests		The Company		Noncontrolling Interests
	Unrealized Gains (Losses)
	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Total
Beginning balance, January 1, 2012	$377	$328	$(2,628)	$6,053	$(3,488)	$1,775	$2,417
OCI before reclassifications	(4)	23	2,139	3,510	(75)	445	6,038
Amounts reclassified from AOCI (1)	—	2	(2,267)	179	—	43	(2,043)
Net year-to-date period OCI	(4)	25	(128)	3,689	(75)	488	3,995
Ending balance, December 31, 2012	373	353	(2,756)	9,742	(3,563)	2,263	6,412
OCI before reclassifications	14	(20)	3,839	(2,203)	259	$(360)	1,529
Amounts reclassified from AOCI (1)	—	—	(2,297)	—	—	—	(2,297)
Net year-to-date period OCI	14	(20)	1,542	(2,203)	259	(360)	(768)
Ending balance, December 31, 2013	$387	$333	$(1,214)	$7,539	$(3,304)	$1,903	$5,644
(1) Reclassified $2,297 and $2,267 of interest on cash flow hedges to Interest Expense in the consolidated statements of operations for the years ended December 31, 2013 and 2012, respectively. Reclassified $224 realized gain on available-for-sale securities to Interest and Other Income in the consolidated statements of operations for the year ended December 31, 2012.

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
The changes in the components of AOCI for the years ended December 31, 2013 and 2012 are as follows:

	Redeemable Common Units		Partners' Capital
	Unrealized Gains (Losses)
	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Total
Beginning balance, January 1, 2012	$377	$328	$(6,116)	$7,828	$2,417
OCI before reclassifications	(4)	23	2,064	3,955	6,038
Amounts reclassified from AOCI (1)	—	2	(2,267)	222	(2,043)
Net year-to-date period OCI	(4)	25	(203)	4,177	3,995
Ending balance, December 31, 2012	373	353	(6,319)	12,005	6,412
OCI before reclassifications	14	(20)	4,098	(2,563)	1,529
Amounts reclassified from AOCI (1)	—	—	(2,297)	—	(2,297)
Net year-to-date period OCI	14	(20)	1,801	(2,563)	(768)
Ending balance, December 31, 2013	$387	$333	$(4,518)	$9,442	5,644

(1) Reclassified $2,297 and $2,267 of interest on cash flow hedges to Interest Expense in the consolidated statements of operations for the years ended December 31, 2013 and 2012, respectively. Reclassified $224 realized gain on available-for-sale securities to Interest and Other Income in the consolidated statements of operations for the year ended December 31, 2012.

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

NOTE 3. ACQUISITIONS
The Company includes the results of operations of real estate assets acquired in the consolidated statements of operations from the date of the related acquisition. The pro forma effect of these acquisitions was not material. The following is a summary of the Company's acquisitions since January 1, 2011:

Purchase Date	Property	Property Type	Location	Ownership Percentage Acquired	Cash	Debt Assumed	Other	Purchase Price
2013 Acquisition:
April	Kirkwood Mall (1)	Mall	Bismarck, ND	51.0%	$41,378	$20,587	$—	$61,965

2012 Acquisitions:
December	Imperial Valley Mall (2)	Mall	El Centro, CA	40.0%	$15,500	$21,018	$—	$36,518
December	Kirkwood Mall (1)	Mall	Bismarck, ND	49.0%	39,754	19,781	—	59,535
May	Dakota Square Mall (3)	Mall	Minot, ND	100.0%	32,474	59,001	—	91,475
April	The Outlet Shoppes at Gettysburg (4)	Mall	Gettysburg, PA	50.0%	—	20,315	4,522	24,837
April	The Outlet Shoppes at El Paso (5)	Mall	El Paso, TX	75.0%	35,456	50,193	—	85,649
					$123,184	$170,308	$4,522	$298,014

2011 Acquisition:
September	Northgate Mall	Mall	Chattanooga, TN	100.0%	$11,500	$—	$—	$11,500

(1) The Company acquired a 49.0% joint venture interest in Kirkwood Mall in December 2012. The cash paid was based on a total value of $121,500 including a $40,368 non-recourse loan. The Company executed an agreement to acquire the remaining 51.0% interest within 90 days subject to lender approval to assume the loan, which bears interest at a fixed rate of 5.75% and matures in April 2018. As the loan bears interest at an above-market rate, the Company recorded a debt premium of $2,970, computed using an estimated market interest rate of 4.25%. In accordance with its executed agreement, the Company acquired the remaining 51.0% interest in Kirkwood Mall in April 2013. As described in Note 8, the Company consolidated this joint venture as of December 31, 2013 and 2012.
(2) The Company acquired the remaining 40% interests in Imperial Valley Mall L.P., Imperial Valley Peripheral L.P. and Imperial Valley Commons L.P. from its joint venture partner. Imperial Valley Commons, L.P. was classified as a VIE and was accounted for on a consolidated basis as the Company was deemed to be the primary beneficiary. Imperial Valley Mall L.P. and Imperial Valley Peripheral L.P. were unconsolidated affiliates accounted for using the equity method of accounting. We recorded a gain on investment of $45,072 related to the acquisition of our joint venture partner's interest and all three joint ventures are accounted for on a consolidated basis as of the purchase date. See Note 5 for additional information.
(3) The $59,001 non-recourse loan bears interest at a fixed rate of 6.23% and matures in November 2016. The Company recorded a debt premium of $3,040, computed using an estimated market rate of 4.75%, since the debt assumed was at an above-market interest rate compared to similar debt instruments at the date of acquisition.
(4) The Company and its noncontrolling interest partner exercised their rights under the terms of a mezzanine loan agreement with the borrower, which owned The Outlet Shoppes at Gettysburg, to convert a $4,522 mezzanine loan into a member interest in the outlet shopping center. The $40,631 of debt assumed, of which the Company's 50.0% share is $20,315, bears interest at a fixed rate of 5.87% and matures in February 2016.
(5) The Company also acquired a 50.0% interest in outparcel land adjacent to the outlet shopping center for $3,864 in addition to the $31,592 paid for the 75.0% share of the outlet shopping center . See Note 5. The amount paid for the Company's 75.0% and 50.0% interests was based on a total value of $116,775 including the assumption of a $66,924 non-recourse loan, which bears interest at a fixed rate of 7.06% and matures in December 2017. The debt assumed was at an above-average interest rate compared to similar debt instruments at the date of acquisition, so the Company recorded a debt premium of $7,700 (of which $5,775 represents the Company's 75.0% share), computed using an estimated market interest rate of 4.75%. The entity that owned The Outlet Shoppers at El Paso used a portion of the cash proceeds to repay a $9,150 mezzanine loan provided by the Company, of which the Company's share was $6,862. After considering the repayment of the mezzanine loan to the Company, the net consideration paid by the Company in connection with this transaction was $28,594.

The following table summarizes the final allocations of the estimated fair values of the assets acquired and liabilities assumed as of the respective acquisition dates for the Properties listed above:

	2012	2011
Land	$87,869	$2,330
Buildings and improvements	379,763	8,220
Investments in unconsolidated affiliates	3,864	—
Tenant improvements	15,328	—
Above-market leases	15,359	2,030
In-place leases	65,814	1,570
Total assets	567,997	14,150
Mortgage note payables assumed	(259,470)	—
Debt premium	(15,334)	—
Below-market leases	(39,698)	(2,650)
Noncontrolling interest	(60,295)	—
Value of Company's interest in joint ventures	(65,494)	—
Net assets acquired	$127,706	$11,500

NOTE 4. DISCONTINUED OPERATIONS
The results of operations of the Properties described below, as well as any gains or impairment losses related to those Properties, are included in discontinued operations for all periods presented, as applicable. Net proceeds from these sales were used to reduce the outstanding balances on the Company's credit facilities, with the exception of proceeds from the sales of Westridge Square and Oak Hollow Mall. See below for further explanation. The following is a summary of the Company's dispositions since January 1, 2011:

				Sales Price		Gain/ (Loss)
Sales Date	Property	Property Type	Location	Gross	Net
2013 Activity:
August 2013	Georgia Square & Georgia Square Plaza, Panama City Mall & The Shoppes at Panama City, RiverGate Mall and Village at RiverGate (1)	Mall & Associated Center	Athens, GA Panama City, FL Nashville, TN	$176,000	$171,977	$(19)
March 2013	1500 Sunday Drive	Office Building	Raleigh, NC	8,300	7,862	(549)
March 2013	Peninsula I & II	Office Building	Newport News, VA	5,250	5,121	598
January 2013	Lake Point & SunTrust (2)	Office Building	Greensboro, NC	30,875	30,490	823
December 2008	706 & 708 Green Valley Road (3)	Office Building	Greensboro, NC			281
	Various (4)					10
				$220,425	$215,450	$1,144
2012 Activity:
December 2012	Willowbrook Plaza (5)	Community Center	Houston, TX	$24,450	$24,171	$—
October 2012	Towne Mall (6)	Mall	Franklin, OH	950	892	(3)
October 2012	Hickory Hollow Mall (7)	Mall	Antioch, TN	1,000	966	(6)
July 2012	Massard Crossing	Community Center	Fort Smith, AR	7,803	7,432	98
March 2012	Settlers Ridge - Phase II (8)	Community Center	Robinson Township, PA	19,144	18,951	883
January 2012	Oak Hollow Square (9)	Community Center	High Point, NC	14,247	13,796	(1)
	Various (4)					(33)
				$67,594	$66,208	$938
2011 Activity:
November 2011	Westridge Square (10)	Community Center	Greensboro, NC	$26,125	25,768	$(160)
February 2011	Oak Hollow Mall (11)	Mall	High Point, NC	9,000	8,847	6
December 2010	Settler's Ridge - Phase I	Community Center	Robinson Township, PA			67
October 2010	Pemberton Square	Mall	Vicksburg, MS			39
	Various (4)					47
				$35,125	$34,615	$(1)

(1)	A loss on impairment of $5,234 was recorded in the third quarter of 2013 to write down the book value of these six Properties sold in a portfolio sale to the net sales price.

(2)	Classified as held for sale as of December 31, 2012.

(3)	Recognition of gain that was deferred in December 2008 upon repayment of the notes receivable for a portion of the sales price.

(4)	Reflects subsequent true-ups for settlement of estimated expenses based on actual amounts for sales that occurred in prior periods.

(5)	A loss on impairment of $17,743 was recorded in the third quarter of 2012 to write down the book value of this Property to its then estimated fair value.

(6)	A loss on impairment of $419 was recorded in the third quarter of 2012 to write down the book value of this Property to expected sales price.

(7)	A loss on impairment of $8,047 was recorded in the third quarter of 2012 to write down the book value of this Property to expected sales price.

(8)	A loss on impairment of $4,457 was recorded in the second quarter of 2011 to write down the book value of this Property to its then estimated fair value.

(9)
A loss on impairment of $255 was recorded in the first quarter of 2012 related to the true-up of certain estimated amounts to actual amounts. Additionally, the Company wrote down the depreciated book value of this Property to the estimated sales price and recorded a loss on impairment of $729 in the fourth quarter of 2011.

(10)	Proceeds from the sale were used to reduce the outstanding borrowings on the unsecured term facility used to acquire the Starmount Properties.

(11)
Net proceeds from the sale were used to retire the outstanding principal balance and accrued interest of $40,281 on the non-recourse loan secured by the Property in accordance with the lender’s agreement to modify the outstanding principal balance and accrued interest to equal the net sales price for the Property and, as a result, the Company recorded a gain on extinguishment of debt of $31,434 in the first quarter of 2011. The Company also recorded a loss on impairment in the first quarter of 2011 of $2,746 to write down the book value of the Property to the net sales price. In the second quarter of 2010, the Company recorded a loss on impairment of $25,435 related to the Property to write down its depreciated book value to its then estimated fair value.

Total revenues of the Properties that are included in discontinued operations were $15,468, $43,911 and $50,696 in 2013, 2012 and 2011, respectively.  The total net investment in real estate assets at the time of sale for the Properties sold during 2013 was $219,833.  There were no outstanding loans on any of the Properties sold during 2013. Discontinued operations for the years ended December 31, 2013, 2012 and 2011 also include true-ups of estimated expense to actual amounts for Properties sold during previous years.

NOTE 5. UNCONSOLIDATED AFFILIATES AND COST METHOD INVESTMENTS

Unconsolidated Affiliates

At December 31, 2013, the Company had investments in the following 17 entities, which are accounted for using the equity method of accounting:

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

Although the Company had majority ownership of certain joint ventures during 2013, 2012 and 2011, it evaluated the investments and concluded that the other partners or owners in these joint ventures had substantive participating rights, such as approvals of:

•	the pro forma for the development and construction of the project and any material deviations or modifications thereto;

•	the site plan and any material deviations or modifications thereto;

•	the conceptual design of the project and the initial plans and specifications for the project and any material deviations or modifications thereto;

•	any acquisition/construction loans or any permanent financings/refinancings;

•	the annual operating budgets and any material deviations or modifications thereto;

•	the initial leasing plan and leasing parameters and any material deviations or modifications thereto; and

•	any material acquisitions or dispositions with respect to the project.
As a result of the joint control over these joint ventures, the Company accounts for these investments using the equity method of accounting.

Condensed combined financial statement information of these unconsolidated affiliates is as follows:

	December 31,
	2013	2012
ASSETS:
Investment in real estate assets	$2,167,227	$2,143,187
Accumulated depreciation	(555,174)	(492,864)
	1,612,053	1,650,323
Developments in progress	103,161	21,809
Net investment in real estate assets	1,715,214	1,672,132
Other assets	168,799	175,540
Total assets	$1,884,013	$1,847,672

LIABILITIES:
Mortgage and other indebtedness	$1,468,422	$1,456,622
Other liabilities	48,203	48,538
Total liabilities	1,516,625	1,505,160

OWNERS' EQUITY:
The Company	213,664	196,694
Other investors	153,724	145,818
Total owners' equity	367,388	342,512
Total liabilities and owners’ equity	$1,884,013	$1,847,672

	Year Ended December 31,
	2013	2012	2011
Revenues	$243,215	$251,628	$177,222
Depreciation and amortization	(76,323)	(82,534)	(58,538)
Other operating expenses	(72,166)	(76,567)	(53,417)
Income from operations	94,726	92,527	65,267
Interest income	1,359	1,365	1,420
Interest expense	(76,934)	(84,421)	(59,972)
Gain on sales of real estate assets	102	2,063	1,744
Net income	$19,253	$11,534	$8,459

Financings
The following table presents the loan activity of the Company's unconsolidated affiliates since January 1, 2012:

Date	Property	Stated Interest Rate	Maturity Date (1)	Amount Financed or Extended
2013 Activity:
December	The Pavilion at Port Orange - Phase I (2)	LIBOR + 2.0%	November 2015	$62,600
December	Hammock Landing - Phase I (3)	LIBOR + 2.0%	November 2015	41,068
December	Hammock Landing - Phase II (4)	LIBOR + 2.25%	November 2015	10,757
March	Renaissance Center - Phase II (5)	3.49%	April 2023	16,000
March	Friendly Center (6)	3.48%	April 2023	100,000
March	Fremaux Town Center - Phase I (7)	LIBOR + 2.125%	March 2016	46,000

2012 Activity:
December	West County Center (8)	3.40%	December 2022	$190,000
July	Gulf Coast Town Center - Phase III (9)	LIBOR + 2.5%	July 2015	7,000
February	York Town Center (10)	4.90%	February 2022	38,000
March	The Pavilion at Port Orange (11)	LIBOR + 3.5%	March 2014	64,950
(1)    Excludes any extension options.

(2)
The construction loan was extended and modified to reduce the capacity from $64,950 to $62,600, reduce the interest rate from a variable-rate of LIBOR + 3.5% to a variable-rate of LIBOR + 2.0% and extend the maturity date. The loan has two one-year extension options, which are at the joint venture's election, for an outside maturity date of November 2017. The Company has guaranteed 25% of the construction loan.

(3)
The loan was amended and restated to extend the maturity date and reduce the interest rate from a variable-rate of LIBOR + 3.5% to a variable-rate of LIBOR + 2.0%. The loan has two one-year extension options, which are at the joint venture's election, for an outside maturity date of November 2017. The Company has guaranteed 25% of the loan.

(4)
A new construction loan to build a Carmike Cinema has two one-year extension options, which are at the joint venture's election, for an outside maturity date of November 2017. Upon completion of the construction and opening of the Carmike Cinema, the Company's guaranty will be reduced from 100% to 25% and the loan will bear interest at a variable-rate of LIBOR + 2.0%.

(5)    Net proceeds from the loan were used to retire a $15,700 loan that was scheduled to mature in April 2013.

(6)
Net proceeds from the loan were used to retire four loans, scheduled to mature in April 2013 and with an aggregate balance of $100,000, that were secured by Friendly Center, Friendly Center Office Building, First National Bank Building, Green Valley Office Building, First Citizens Bank Building, Wachovia Office Building and Bank of America Building.

(7)
The construction loan has two one-year extension options, which are at the joint venture's election, for an outside maturity date of March 2018. The Company has guaranteed 100% of the construction loan.

(8)	Net proceeds of $189,687 were used to retire the outstanding borrowings of $142,235 under the previous loan and excess proceeds were distributed 50/50 to the Company and its joint venture partner.

(9)
Net proceeds from the loan were distributed to the Company in accordance with the terms of the joint venture agreement and were used to reduce the outstanding balances on the Company's credit facilities. The Company has guaranteed 100% of the loan.

(10)	Net proceeds from the loan, plus cash on hand, were used to retire a $39,379 loan that was scheduled to mature in March 2012.

(11)
The construction loan was extended and modified to remove a 1% LIBOR floor and reduce the capacity from $98,883 to $64,950. The joint venture paid $3,332 to reduce the outstanding balance on the loan to the new capacity amount. There is a one-year extension option on the loan, which is at the joint venture's election, for an outside maturity date of March 2015. The Company has guaranteed 100% of the construction loan. See Note (3) above for information on the extension and modification of this loan in December 2013.

All of the debt on the Properties owned by the unconsolidated affiliates listed above is non-recourse, except for West Melbourne, Port Orange, High Pointe Commons, Gulf Coast - Phase III and Fremaux. See Note 14 for a description of guarantees the Company has issued related to certain unconsolidated affiliates.
See Note 19 for a subsequent event related to the Fremaux construction loan.
Fremaux Town Center JV, LLC
In January 2013, the Company formed a 65/35 joint venture, Fremaux, to develop, own and operate Fremaux Town Center, a community center development located in Slidell, LA. Construction began in March 2013 on the first phase with completion expected in spring 2014. The partners contributed aggregate initial equity of $20,500, of which the Company's contribution was $18,450. Following the initial formation of Fremaux, all required future contributions will be funded on a 65/35 pro rata basis.

Imperial Valley Mall L.P, Imperial Valley Peripheral L.P., Imperial Valley Commons L.P.

In December 2012, the Company acquired the remaining 40.0% interests in Imperial Valley Mall L.P. and Imperial Valley Peripheral L.P., which owns vacant land adjacent to Imperial Valley Mall in El Centro, CA, from its joint venture partner. The results of operations of Imperial Valley Mall L.P. and Imperial Valley Peripheral L.P. through the acquisition date are included in the table above using the equity method of accounting. From the date of acquisition, the results of operations of Imperial Valley Mall L.P. and Imperial Valley Peripheral L.P. are accounted for on a consolidated basis. The Company also acquired the joint venture partner's 40.0% interest in Imperial Valley Commons L.P., a VIE that owns land adjacent to Imperial Valley Mall. Imperial Valley Commons L.P. was consolidated as a VIE as of December 31, 2012 and continues to be accounted for on a consolidated basis as a wholly-owned entity as of December 31, 2013. See Note 3 for further information.

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

 Cost Method Investments
The Company owns a 6.2% noncontrolling interest in subsidiaries of Jinsheng Group (“Jinsheng”), an established mall operating and real estate development company located in Nanjing, China. As of December 31, 2013, Jinsheng owns controlling interests in eight home furnishing shopping malls.
Prior to May 2013, the Company also held a secured convertible promissory note secured by 16,565,534 Series 2 Ordinary Shares of Jinsheng (which equated to a 2.275% ownership interest). The secured note was non-interest bearing and was amended by the Company and Jinsheng to extend to May 30, 2013 the Company's right to convert the outstanding amount of the secured note into 16,565,534 Series A-2 Preferred Shares of Jinsheng. The Company exercised its right to demand payment of the note and received payment from Jinsheng in May 2013. See Note 15 for additional information about the secured note.
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

NOTE 6. MORTGAGE AND OTHER INDEBTEDNESS

Debt of the Company

All of the Company's debt is held directly or indirectly by the Operating Partnership.

CBL is a limited guarantor of the 5.250% senior notes, issued by the Operating Partnership in November 2013, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. The Company also provides a limited guarantee of the Operating Partnership's obligations with respect to its unsecured credit facilities and two unsecured term loans as of December 31, 2013.

CBL also has guaranteed 100% of the debt secured by The Promenade in D'Ilberville, MS, which had a balance of $51,300 at December 31, 2013.

Debt of the Operating Partnership

Mortgage and other indebtedness consisted of the following:

	December 31, 2013		December 31, 2012
	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$3,527,830	5.54%	$3,776,245	5.42%
Senior unsecured notes (3)	445,374	5.25%	—	—%
Financing method obligation (4)	17,570	8.00%	18,264	8.00%
Total fixed-rate debt	3,990,774	5.52%	3,794,509	5.43%
Variable-rate debt:
Non-recourse term loans on operating properties	133,712	3.14%	123,875	3.36%
Recourse term loans on operating properties	51,300	1.87%	97,682	1.78%
Construction loans	2,983	2.17%	15,366	2.96%
Unsecured lines of credit	228,754	1.57%	475,626	2.07%
Secured line of credit (5)	—	—%	10,625	2.46%
Unsecured term loans	450,000	1.71%	228,000	1.82%
Total variable-rate debt	866,749	1.91%	951,174	2.20%
Total	$4,857,523	4.88%	$4,745,683	4.79%

(1)	Weighted-average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.

(2)
The Operating Partnership has four interest rate swaps on notional amounts totaling $109,830 as of December 31, 2013 and $113,885 as of December 31, 2012 related to four variable-rate loans on operating Properties to effectively fix the interest rates on the respective loans.  Therefore, these amounts are reflected in fixed-rate debt at December 31, 2013 and 2012.

(3)
In November 2013, the Operating Partnership issued $450,000 of senior unsecured notes in a public offering. The balance at December 31, 2013 includes a discount of $4,626 recorded upon issuance. See below for additional information.

(4)
This amount represents the noncontrolling partner's equity contribution related to Pearland Town Center that is accounted for as a financing due to certain terms of the CBL/T-C joint venture agreement. See Note 5 for further information.

(5)	The Company converted its secured line of credit to an unsecured line of credit in February 2013.

Non-recourse and recourse term loans include loans that are secured by Properties owned by the Company that have a net carrying value of $4,126,555 at December 31, 2013.

Senior Unsecured Notes

In November 2013, the Operating Partnership issued $450,000 of senior unsecured notes that bear interest at 5.250% payable semiannually beginning June 1, 2014 and mature on December 1, 2023 ("the Notes"). The interest rate will be subject to an increase ranging from 0.25% to 1.00% from time to time if, on or after January 1, 2016 and prior to January 1, 2020, the ratio of secured debt to total assets of the Company, as defined, is greater than 40% but less than 45%. The Notes are redeemable at the Operating Partnership's election, in whole or in part from time to time, on not less than 30 days notice to the holders of the Notes to be redeemed. The Notes may be redeemed prior to September 1, 2023 for cash, at a redemption price equal to the greater of (1) 100% of the aggregate principal amount of the Notes to be redeemed or (2) an amount equal to the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed, discounted to the redemption date on a semi-annual basis at the treasury rate, as defined, plus 0.40%, plus accrued and unpaid interest. On or after September 1, 2023, the Notes are redeemable for cash at a redemption price equal to 100% of the aggregate principal amount of the Notes to be redeemed plus accrued and unpaid interest. After deducting underwriting and other offering expenses of $4,152 and a discount of $4,626, the net proceeds from the sale of the Notes was $441,222, which the Operating Partnership used to reduce the outstanding balances on its credit facilities.

Unsecured Lines of Credit

The Company has three unsecured credit facilities that are used for retirement of secured loans, repayment of term loans, working capital, construction and acquisition purposes, as well as issuances of letters of credit.

Wells Fargo Bank NA serves as the administrative agent for a syndicate of financial institutions for our two unsecured $600.0 million credit facilities ("Facility A" and "Facility B") for an aggregate amount of $1.2 billion. Facility A matures in November 2015 and has a one-year extension option for an outside maturity date of November 2016. Facility B matures in November 2016 and has a one-year extension option for an outside maturity date of November 2017. The extension options on both facilities are at the Company's election, subject to continued compliance with the terms of the facilities, and have a one-time extension fee of 0.20% of the commitment amount of each credit facility.

In the first quarter of 2013, the Company amended and restated its $105,000 secured credit facility with First Tennessee Bank, NA. The facility was converted from secured to unsecured with a capacity of $100,000 and a maturity date of February 2016.

Prior to May 14, 2013, borrowings under the three unsecured lines of credit bore interest at LIBOR plus a spread ranging from 155 to 210 basis points based on the Company’s leverage ratio. The Company also paid annual unused facility fees, on a quarterly basis, at rates of either 0.25% or 0.30% based on any unused commitment of each facility. In May 2013, the Company obtained an investment grade rating from Moody's and, effective May 14, 2013, made a one-time irrevocable election to use its credit rating to determine the interest rate on each facility. Under the credit rating election, each facility now bears interest at LIBOR plus a spread of 100 to 175 basis points. In July 2013, the Company received an IDR of BBB- with a stable outlook and a senior unsecured notes rating of BBB- from Fitch. As of December 31, 2013, the Company's interest rate based on its credit ratings from Moody's and Fitch is LIBOR plus 140 basis points. Additionally, the Company pays an annual facility fee that ranges from 0.15% to 0.35% of the total capacity of each facility rather than the unused commitment fees as described above. As of December 31, 2013, the annual facility fee is 0.30%. The three unsecured lines of credit had a weighted-average interest rate of 1.57% at December 31, 2013.

The following summarizes certain information about the Company's unsecured lines of credit as of December 31, 2013:

	Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date
Facility A	$600,000	$99,371	(1)	November 2015	November 2016
First Tennessee	100,000	5,000		February 2016	N/A
Facility B	600,000	124,383	(2)	November 2016	November 2017
	$1,300,000	$228,754

(1)	There was an additional $2,000 outstanding on this facility as of December 31, 2013 for letters of credit. Up to $50,000 of the capacity on this facility can be used for letters of credit.

(2)	There was an additional $617 outstanding on this facility as of December 31, 2013 for letters of credit. Up to $50,000 of the capacity on this facility can be used for letters of credit.

Secured Line of Credit

In the first quarter of 2013, the Company amended and restated its $105,000 secured credit facility to convert it to an unsecured credit facility as described above.

Unsecured Term Loans

In the third quarter of 2013, the Company closed on a five-year $400,000 unsecured term loan. Net proceeds from the term loan were used to reduce outstanding balances on the Company's credit facilities. The loan bears interest at a variable-rate of LIBOR plus 150 basis points based on the Company's current credit ratings and has a maturity date of July 2018. At December 31, 2013, the outstanding borrowings of $400,000 had an interest rate of 1.67%.

In the first quarter of 2013, under the terms of the Company's amended and restated agreement with First Tennessee Bank, NA, the Company obtained a $50,000 unsecured term loan that bears interest at a variable-rate of LIBOR plus 190 basis points and matures in February 2018. At December 31, 2013, the outstanding borrowings of $50,000 had a weighted-average interest rate of 2.07%.

The Company had an unsecured term loan of $228,000 that bore interest at LIBOR plus a margin of 1.50% to 1.80% based on the Company’s leverage ratio, as defined in the loan agreement.  The Company retired the unsecured term loan at its April 2013 maturity date with borrowings from the Company's credit facilities.

 Fixed-Rate Debt

As of December 31, 2013, fixed-rate loans on operating Properties bear interest at stated rates ranging from 4.54% to 8.50%. Outstanding borrowings under fixed-rate loans include net unamortized debt premiums of $10,315 that were recorded when the Company assumed debt to acquire real estate assets that was at a net above-market interest rate compared to similar debt instruments at the date of acquisition. Fixed-rate loans on operating Properties generally provide for monthly payments of principal and/or interest and mature at various dates through November 2023, with a weighted average maturity of 4.8 years.

The following table presents the fixed-rate loans that are secured by the related Properties, that have been entered into since January 1, 2012:

Date	Property	Stated Interest Rate	Maturity Date (1)	Amount Financed or Extended (2)
2013 Activity:
October	The Outlet Shoppes at Atlanta (3)	4.90%	November 2023	$80,000

2012 Activity:
June	WestGate Mall (4)	4.99%	July 2022	$40,000
May	Fashion Square Mall (4)	4.95%	June 2022	42,000
May	Jefferson Mall (4)	4.75%	June 2022	71,190
May	Southpark Mall (5)	4.85%	June 2022	67,000
May	CBL Center I and II (6)	5.00%	June 2022	22,000
April	Arbor Place (4)	5.10%	May 2022	122,000
March	Northwoods Mall (4)	5.08%	April 2022	73,000

(1)	Excludes any extension options.

(2)	Net proceeds were used to reduce the outstanding balances on the Company's credit facilities unless otherwise noted.

(3)
The consolidated joint venture, Atlanta Outlet Shoppes, LLC, closed on the non-recourse loan. Net proceeds from the non-recourse mortgage loan were used to repay a $53,080 recourse construction loan. This Property is owned in a consolidated joint venture and the Company's share of the remaining excess proceeds were used to reduce outstanding balances on the Company's credit facilities.

(4)	The CMBS loan is non-recourse.

(5)	Net proceeds from this CMBS loan were used to retire an existing loan with a balance of $30,763 secured by Southpark Mall and to reduce outstanding balances on the Company's credit facilities.

(6)
The non-recourse loan with an insurance company was used to reduce outstanding balances on the Company's credit facilities, which had been used in April 2012 and February 2012 to retire the outstanding balances on the maturing loans on CBL Centers II and I of $9,078 and $12,818, respectively.

The Company has repaid the following fixed-rate loans, secured by the related Properties, since January 1, 2012:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
2013 Activity:
December	Northpark Mall	5.75%	March 2014	$32,684
June	Mid Rivers Mall (2)	5.88%	May 2021	88,410
April	South County Center (3)	4.96%	October 2013	71,740
January	Westmoreland Mall	5.05%	March 2013	63,639

2012 Activity:
October	Monroeville Mall	5.73%	January 2013	$106,895
May	Southpark Mall (4)	7.00%	May 2012	30,763
April	CBL Center II	4.50%	February 2013	9,078
March	Arbor Place, Jefferson Mall, The Landing at Arbor Place, Old Hickory Mall, WestGate Mall	6.50%-6.51%	July 2012	180,022
February	CBL Center I	6.25%	August 2012	12,818
February	The Courtyard at Hickory Hollow, Hickory Hollow Mall (5)	6.00%	October 2018	25,962
February	Fashion Square Mall, Northwoods Mall, Randolph Mall, Regency Mall	6.50%-6.51%	July 2012	141,235
January	Massard Crossing, Pemberton Plaza, Willowbrook Plaza (5)	7.54%	February 2012	34,349

(1)	The Company retired the loans with borrowings from its credit facilities unless otherwise noted.

(2)	The Company recorded an $8,936 loss on extinguishment of debt, which consisted of a $8,708 prepayment fee and $228 of unamortized debt issuance costs.

(3)	The Company recorded a loss on extinguishment of debt of $172 from the write-off of an unamortized discount.

(4)	Proceeds from a new loan on Southpark Mall that closed in May 2012 were used to retire the existing loan.

(5)	Hickory Hollow Mall, Massard Crossing and Willowbrook Plaza were sold and are included in discontinued operations. See Note 4 for further information.

In the third quarter of 2013, the lender of the non-recourse mortgage loan secured by Citadel Mall in Charleston, SC sent a formal notice of default and initiated foreclosure proceedings. Citadel Mall generates insufficient income levels to cover the debt service on the mortgage, which had a balance of $68,169 at December 31, 2013 and a contractual maturity date of April 2017. In the second quarter of 2013, the lender on the loan began receiving the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments. A foreclosure sale occurred in January 2014. See Note 19 for additional information.
During the third quarter of 2012, the Company retired a $44,480 loan, which was secured by a regional mall, with borrowings from the Company's credit facilities. The loan was scheduled to mature in 2012. The Company recorded a gain on extinguishment of debt of $178 related to the early retirement of this debt.
In the first quarter of 2012, the lender of the non-recourse mortgage loan secured by Columbia Place in Columbia, SC notified the Company that the loan had been placed in default. Columbia Place generates insufficient income levels to cover the debt service on the mortgage, which had a balance of $27,265 at December 31, 2013, and a contractual maturity date of September 2013. The lender on the loan receives the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments. The Property is currently in the foreclosure process.
See Note 19 for information related to an operating Property loan that was placed in default subsequent to December 31, 2013.

Variable-Rate Debt

Recourse term loans for the Company’s operating Properties bear interest at variable interest rates indexed to the LIBOR rate. At December 31, 2013, interest rates on such recourse loans varied from 1.87% to 3.25%. These loans mature at various dates from December 2014 to December 2016, with a weighted average maturity of 2.42 years, and several have extension options of up to two years.

The following table presents the variable-rate loans that are secured by the related Properties that have been entered into since January 1, 2012:

Date	Property	Stated Interest Rate	Maturity Date (1)	Amount Financed or Extended (2)
2013 Activity:
June	Statesboro Crossing (3)	LIBOR + 1.8%	June 2016	$11,400

2012 Activity:
April	Statesboro Crossing (4)	LIBOR + 1.0%	February 2013	$13,568

(1)	Excludes any extension options.

(2)	Proceeds were used to reduce the balances on the Company's credit facilities unless otherwise noted.

(3)	The non-recourse loan has two one-year extension options, which are at the Company's option, for an outside maturity date of June 2018.

(4)	The recourse loan was extended and modified to reduce the capacity from $20,911 to equal the outstanding balance of $13,568 and extend the maturity date.

The Company has repaid the following variable-rate loans that were secured by the related Properties, since January 1, 2012:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
2013 Activity:
September	The Forum at Grandview	3.19%	September 2013	$10,200
July	Alamance Crossing West	3.20%	December 2013	16,000
February	Statesboro Crossing	1.21%	February 2013	13,460

2012 Activity:
September	RiverGate Mall	3.47%	September 2012	$77,500

(1)	The Company retired the loans with borrowings from its credit facilities.

See Note 19 for information on an operating Property loan that was retired subsequent to December 31, 2013.

Construction Loans

2013 Activity

In the fourth quarter of 2013, the Company retired a $53,080 variable-rate recourse construction loan, secured by The Outlet Shoppes at Atlanta, with proceeds from a $80,000 non-recourse mortgage loan.

In August 2013, Louisville Outlet Shoppes, LLC obtained a construction loan for the development of The Outlet Shoppes at Louisville in Louisville, KY that allows for borrowings up to $60,200 and bears interest at LIBOR plus 200 basis points. The loan matures in August 2016 and has two one-year extension options, which are at the consolidated joint venture's election, for an outside maturity date of August 2018. The Company has guaranteed 100% of the loan. The construction loan had an outstanding balance of $2,983 at December 31, 2013.

2012 Activity
In the third quarter of 2012, the Company retired a $2,023 land loan, secured by The Forum at Grandview in Madison, MS, with borrowings from the Company's secured credit facilities. The loan was scheduled to mature in September 2012.
In the second quarter of 2012, the Company entered into a 75%/25% joint venture, Atlanta Outlet Shoppes, LLC, with a third party to develop, own and operate The Outlet Shoppes at Atlanta, an outlet center development located in Woodstock, GA.

In August 2012, the joint venture closed on a construction loan with a maximum capacity of $69,823 that bears interest at LIBOR plus a margin of 275 basis points. The loan matures in August 2015 and has two one-year extensions available, which are at the joint venture's option. The loan was retired in the fourth quarter of 2013. The Company had guaranteed 100% of this loan.

Covenants and Restrictions

The agreements for the unsecured lines of credit, the Notes and unsecured term loans contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, minimum unencumbered asset and interest ratios, maximum secured indebtedness ratios, maximum total indebtedness ratios and limitations on cash flow distributions.  The Company believes that it was in compliance with all covenants and restrictions at December 31, 2013.

Unsecured Lines of Credit and Unsecured Term Loans

The following presents the Company's compliance with key covenant ratios, as defined, of the credit facilities and term loans as of December 31, 2013:

Ratio	Required	Actual
Debt to total asset value	< 60%	51.6%
Ratio of unencumbered asset value to unsecured indebtedness	> 1.60x	2.51x
Ratio of unencumbered NOI to unsecured interest expense	> 1.75x	6.15x
Ratio of EBITDA to fixed charges (debt service)	> 1.50x	2.20x

The agreements for the unsecured credit facilities and unsecured term loans described above contain default provisions customary for transactions of this nature (with applicable customary grace periods). Additionally, any default in the payment of any recourse indebtedness greater than or equal to $50,000 or any non-recourse indebtedness greater than $150,000 (for the Company's ownership share) of CBL, the Operating Partnership or any Subsidiary, as defined, will constitute an event of default under the agreements for the credit facilities. The credit facilities also restrict the Company's ability to enter into any transaction that could result in certain changes in its ownership or structure as described under the heading “Change of Control/Change in Management” in the agreements for the credit facilities. Prior to the Company obtaining an investment grade rating in May 2013, the obligations of the Company under the agreements were unconditionally guaranteed, jointly and severally, by any subsidiary of the Company to the extent such subsidiary was a material subsidiary and was not otherwise an excluded subsidiary, as defined in the agreements. Once the Company obtained an investment grade rating, guarantees by material subsidiaries were no longer required by the agreements.

Senior Unsecured Notes

The following presents the Company's compliance with key covenant ratios, as defined, of the Notes as of December 31, 2013:

Ratio	Required	Actual
Total debt to total assets	< 60%	54.7%
Secured debt to total assets	<45% (1)	41.3%
Total unencumbered assets to unsecured debt	>150%	244.9%
Consolidated income available for debt service to annual debt service charge	> 1.50x	3.20x

(1)	On January 1, 2020 and thereafter, secured debt to total assets must be less than 40%.

The agreements for the Notes described above contain default provisions customary for transactions of this nature (with applicable customary grace periods). Additionally, any default in the payment of any recourse indebtedness greater than or equal to $50,000 of the Operating Partnership will constitute an event of default under the Notes.

Other

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

Scheduled Principal Payments

As of December 31, 2013, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, including construction loans and lines of credit, are as follows:

2014	$284,205
2015	631,704
2016	922,095
2017	552,514
2018	671,936
Thereafter	1,789,380
4,851,834
Net unamortized premiums	5,689
$4,857,523

Of the $284,205 of scheduled principal payments in 2014, $164,700 relates to the maturing principal balances of two operating Property loans, $17,570 relates to the financing method obligation associated with Pearland Town Center, $74,670 represents scheduled principal amortization and $27,265 relates to the principal balance of one operating Property loan secured by Columbia Place with a maturity date of September 2013. One maturing operating Property loan with a principal balance of $51,300 outstanding as of December 31, 2013 has an extension available at the Company’s option, leaving one loan maturity in 2014 of $113,400 that the Company intends to retire or refinance.  The servicer for the loan secured by Columbia Place is proceeding with foreclosure which the Company anticipates will occur during the second quarter of 2014. Subsequent to December 31, 2013, the Company retired one operating Property loan secured by St. Clair Square, with a balance of $122,375 as of December 31, 2013, which was scheduled to mature in 2016.

The Company has extension options available at its election, subject to continued compliance with the terms of the facilities, related to the maturities of its unsecured credit facilities. The credit facilities may be used to retire loans maturing in 2014 as well as to provide additional flexibility for liquidity purposes.

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
The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in AOCI/L and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  Such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
In the first quarter of 2012, the Company entered into a $125,000 interest rate cap agreement (amortizing to $122,375) to hedge the risk of changes in cash flows on the borrowings of one of its Properties equal to the cap notional. The interest rate cap protected the Company from increases in the hedged cash flows attributable to overall changes in 3-month LIBOR above the strike rate of the cap on the debt. The strike rate associated with the interest rate cap was 5.0%. The cap matured in January 2014.

As of December 31, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Cap	1	$122,375
Interest Rate Swaps	4	$109,830

The following tables provide further information relating to the Company’s interest rate derivatives that were designated as cash flow hedges of interest rate risk as of December 31, 2013 and 2012:

Instrument Type	Location in Consolidated Balance Sheet	Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 12/31/13	Fair Value at 12/31/12	Maturity Date
Cap	Intangible lease assets and other assets	$ 122,375 (amortizing to $122,375)	3-month LIBOR	5.000%	$—	$—	Jan 2014

Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 53,093 (amortizing to $48,337)	1-month LIBOR	2.149%	$(1,915)	$(2,775)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 33,243 (amortizing to $30,276)	1-month LIBOR	2.187%	(1,226)	(1,776)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 12,427 (amortizing to $11,313)	1-month LIBOR	2.142%	(446)	(647)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 11,067 (amortizing to $10,083)	1-month LIBOR	2.236%	(420)	(607)	Apr 2016
					$(4,007)	$(5,805)

Hedging Instrument	Gain (Loss) Recognized in OCI/L (Effective Portion)			Location of Losses Reclassified from AOCI/L into Earnings (Effective Portion)	Loss Recognized in Earnings (Effective Portion)			Location of Gain (Loss) Recognized in Earnings (Ineffective Portion)	Gain Recognized in Earnings (Ineffective Portion)
	2013	2012	2011		2013	2012	2011		2013	2012	2011
Interest rate contracts	$1,815	$(207)	$(5,521)	Interest Expense	$(2,297)	$(2,267)	$(1,904)	Interest Expense	$—	$—	$—

As of December 31, 2013, the Company expects to reclassify approximately $2,118 of losses currently reported in AOCI to interest expense within the next twelve months due to the amortization of its outstanding interest rate contracts.  Fluctuations in fair values of these derivatives between December 31, 2013 and the respective dates of termination will vary the projected reclassification amount.
See Notes 2 and 15 for additional information regarding the Company’s interest rate hedging instruments.

NOTE 7. SHAREHOLDERS’ EQUITY AND PARTNERS' CAPITAL

Common Stock and Common Units

The Company's authorized common stock consists of 350,000,000 shares at $0.01 par value per share. The Company had 170,048,144 and 161,309,652 shares of common stock issued and outstanding as of December 31, 2013 and 2012, respectively.

Partners in the Operating Partnership hold their ownership through common and special common units of limited partnership interest, hereinafter referred to as "common units." A common unit and a share of CBL's common stock have essentially the same economic characteristics, as they effectively participate equally in the net income and distributions of the Operating Partnership. For each share of common stock issued by CBL, the Operating Partnership has issued a corresponding number of common units to CBL in exchange for the proceeds from the stock issuance. The Operating Partnership had 199,593,731 and 190,855,239 common units outstanding as of December 31, 2013 and 2012, respectively.

Each limited partner in the Operating Partnership has the right to exchange all or a portion of its common units for shares of CBL's common stock, or at CBL's election, their cash equivalent. When an exchange for common stock occurs, CBL assumes the limited partner's common units in the Operating Partnership. The number of shares of common stock received by a limited partner of the Operating Partnership upon exercise of its exchange rights will be equal, on a one-for-one basis, to the number of common units exchanged by the limited partner. If CBL elects to pay cash, the amount of cash paid by the Operating Partnership to redeem the limited partner's common units will be based on the five-day trailing average of the trading price at the time of exercise of the shares of common stock that would otherwise have been received by the limited partner in the exchange. Neither the common units nor the shares of common stock of CBL are subject to any right of mandatory redemption.
At-The-Market Equity Program
On March 1, 2013, the Company entered into separate controlled equity offering sales agreements (collectively, the "Sales Agreements") with a number of sales agents to sell shares of the Company's common stock, having an aggregate offering price of up to $300,000, from time to time in ATM equity offerings (as defined in Rule 415 of the Securities Act of 1933, as amended) or in negotiated transactions (the "ATM program"). In accordance with the Sales Agreements, the Company will set the parameters for the sales of shares, including the number of shares to be issued, the time period during which sales are to be made and any minimum price below which sales may not be made. The Sales Agreements provide that the sales agents will be entitled to compensation for their services at a mutually agreed commission rate not to exceed 2.0% of the gross proceeds from the sales of shares sold through the ATM program. For each share of common stock issued by the Company, the Operating Partnership issues a corresponding number of common units of limited partnership interest to the Company in exchange for the contribution of the proceeds from the stock issuance. The Company includes only share issuances that have settled in the calculation of shares outstanding at the end of each period.
The following table summarizes issuances of common stock sold through the ATM program since inception through December 31, 2013:

	Number of Shares Settled	Gross Proceeds	Net Proceeds	Weighted-average Sales Price
2013:
First quarter	1,889,105	$44,459	$43,904	$23.53
Second quarter	6,530,193	167,034	165,692	25.58
Total	8,419,298	$211,493	$209,596	$25.12
The proceeds from these sales were used to reduce the balances on the Company's credit facilities. Since the commencement of the ATM program, the Company has issued 8,419,298 shares of common stock and approximately $88,507 remains available that may be sold under this program. Actual future sales will depend on a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company has no obligation to sell the remaining shares available under the ATM program.
Common Unit Activity
During 2013, no holders of common units exercised their conversion rights.

During 2012, holders of 12,690,628 common units of limited partnership interest in the Operating Partnership exercised their conversion rights. CBL elected to pay cash of $3,965 for 224,628 common units and to issue 12,466,000 shares of common stock in exchange for the remaining common units.

During the 2011, holders of 401,324 common units exercised their conversion rights. CBL elected to pay cash of $5,869 for these units in the first quarter of 2012.

Preferred Stock and Preferred Units
The Company's authorized preferred stock consists of 15,000,000 shares at $0.01 par value per share. A description of the Company's cumulative redeemable preferred stock is listed below. The Operating Partnership issues an equivalent number of preferred units to CBL in exchange for the contribution of the proceeds from CBL to the Operating Partnership when CBL issues preferred stock. The preferred units generally have the same terms and economic characteristics as the corresponding series of preferred stock.
In October 2012, CBL completed an underwritten public offering of 6,900,000 depositary shares, each representing 1/10th of a share of its newly designated 6.625% Series E Preferred Stock at $25.00 per depositary share. CBL contributed net proceeds from the offering of $166,636, after deducting the underwriting discount and offering expenses to the Operating Partnership in exchange for 690,000 Series E Preferred Units of the Operating Partnership. A portion of the net proceeds from this offering were used to redeem all CBL's Series C Preferred Stock with an aggregate liquidation preference of $115,000 and $891 related to accrued and unpaid dividends for an aggregate redemption amount of $115,891. The remaining net proceeds of $50,745 were used to reduce outstanding balances on the Operating Partnership's credit facilities. The Series E Preferred Stock has a liquidation preference of $250.00 per share ($25.00 per depositary share). The dividends on the Series E Preferred Stock are cumulative, accrue from the date of issuance and are payable quarterly in arrears at a rate of $16.5625 per share ($1.65625 per depositary share) per annum. The Company may not redeem the Series E Preferred Stock before October 12, 2017, except in limited circumstances to preserve CBL's REIT status or in connection with a change of control. On or after October 12, 2017, the Company may, at its option, redeem the Series E Preferred Stock in whole at any time or in part from time to time by paying $25.00 per depositary share, plus any accrued and unpaid dividends up to, but not including, the date of redemption. The Series E Preferred Stock generally has no stated maturity and will not be subject to any sinking fund or mandatory redemption. The Series E Preferred Stock is not convertible into any of the Company's securities, except under certain circumstances in connection with a change of control. Owners of the depositary shares representing Series E Preferred Stock generally have no voting rights except under dividend default.
The Company had 18,150,000 depositary shares, each representing 1/10th of a share of the Company's 7.375% Series D Preferred Stock with a par value of $0.01 per share, outstanding as of December 31, 2013 and 2012. The Series D Preferred Stock has a liquidation preference of $250.00 per share ($25.00 per depositary share). The dividends on the Series D Preferred Stock are cumulative, accrue from the date of issuance and are payable quarterly in arrears at a rate of $18.4375 per share ($1.84375 per depositary share) per annum. The Series D Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and is not convertible into any other securities of the Company. The Company may redeem shares, in whole or in part, at any time for a cash redemption price of $250.00 per share ($25.00 per depositary share) plus accrued and unpaid dividends.
On November 5, 2012, the Company redeemed all 460,000 Series C Shares and all outstanding depositary shares, each representing 1/10th of a Series C Share for $115,891. The Company recorded a charge to preferred dividends of $3,773 upon redemption to write off direct issuance costs related to the Series C Shares and underlying depositary shares.

Dividends - CBL

CBL paid first, second and third quarter 2013 cash dividends on its common stock of $0.23 per share on April 16th, July 16th and October 16th 2013, respectively.  On November 25, 2013, CBL's Board of Directors declared a fourth quarter cash dividend of $0.245 per share that was paid on January 15, 2014, to shareholders of record as of December 30, 2013. The dividend declared in the fourth quarter of 2013, totaling $41,662, is included in accounts payable and accrued liabilities at December 31, 2013.  The total dividend included in accounts payable and accrued liabilities at December 31, 2012 was $35,485.

The allocations of dividends declared and paid for income tax purposes are as follows:

	Year Ended December 31,
	2013	2012		2011
Dividends declared:
Common stock	$0.98	$0.83		$0.84
Series C preferred stock	$—	$14.53	(1)	$19.38
Series D preferred stock	$18.44	$18.44		$18.44
Series E preferred stock	$16.56	$3.91	(2)	$—

Allocations:
Common stock
Ordinary income	100.00%	100.00%		100.00%
Capital gains 25% rate	—%	—%		—%
Return of capital	—%	—%		—%
Total	100.00%	100.00%		100.00%

Preferred stock (3)
Ordinary income	100.00%	100.00%		100.00%
Capital gains 25% rate	—%	—%		—%
Total	100.00%	100.00%		100.00%

(1)	Represents the three regular quarterly dividends paid in 2012, prior to the redemption on November 5, 2012.

(2)	Represents dividends for the partial quarter covering October 5, 2012 through December 31, 2012.

(3)	The allocations for income tax purposes are the same for each series of preferred stock for each period presented.

Distributions - The Operating Partnership

The Operating Partnership paid first, second and third quarter 2013 cash distributions on its redeemable common units and common units of $0.7322 and $0.2374 per share, respectively, on April 16th, July 16th and October 16th 2013, respectively.  On November 25, 2013, the Operating Partnership declared a fourth quarter cash distribution on its redeemable common units and common units of $0.7322 of $0.2552 per share, respectively, that was paid on January 15, 2014. The distribution declared in the fourth quarter of 2013, totaling $8,861, is included in accounts payable and accrued liabilities at December 31, 2013.  The total dividend included in accounts payable and accrued liabilities at December 31, 2012 was $8,205.

NOTE 8. REDEEMABLE INTERESTS AND NONCONTROLLING INTERESTS

Redeemable Noncontrolling Interests and Noncontrolling Interests of the Company

Partnership Interests in the Operating Partnership that Are Not Owned by the Company

The common units that the Company does not own are reflected in the Company's consolidated balance sheets as redeemable noncontrolling interest and noncontrolling interests in the Operating Partnership.

Series S Special Common Units

Redeemable noncontrolling interest includes a noncontrolling partnership interest in the Operating Partnership for which the partnership agreement includes redemption provisions that may require the Operating Partnership to redeem the partnership interest for real property.  In July 2004, the Operating Partnership issued 1,560,940 Series S special common units (“S-SCUs”), all of which are outstanding as of December 31, 2013, in connection with the acquisition of Monroeville Mall. Under the terms of the Operating Partnership’s limited partnership agreement, the holder of the S-SCUs has the right to exchange all or a portion of its partnership interest for shares of the Company’s common stock or, at the Company’s election, their cash equivalent. The holder has the additional right to, at any time after the seventh anniversary of the issuance of the S-SCUs, require the Operating Partnership to acquire a qualifying property and distribute it to the holder in exchange for the S-SCUs. Generally, the acquisition price of the qualifying property cannot be more than the lesser of the consideration that would be received in a normal exchange, as discussed above, or $20,000, subject to certain limited exceptions.  Should the consideration that would be received in a normal exchange exceed the maximum property acquisition price as described in the preceding sentence, the excess portion of its partnership interest could be exchanged for shares of the Company’s stock or, at the Company’s election, their cash equivalent.  The S-SCUs received a minimum distribution of $2.53825 per unit per year for the first five years, and receive a minimum distribution of $2.92875 per unit per year thereafter.

Series L Special Common Units

In June 2005, the Operating Partnership issued 571,700 L-SCUs, all of which are outstanding as of December 31, 2013, in connection with the acquisition of Laurel Park Place. The L-SCUs receive a minimum distribution of $0.7572 per unit per quarter ($3.0288 per unit per year). Upon the earlier to occur of June 1, 2020, or when the distribution on the common units exceeds $0.7572 per unit for four consecutive calendar quarters, the L-SCUs will thereafter receive a distribution equal to the amount paid on the common units. In December 2012, the Operating Partnership issued 622,278 common units valued at $14,000 to acquire the remaining 30% noncontrolling interest in Laurel Park Place. The $14,000 value of the noncontrolling interest was recorded as a deferred purchase liability in Accounts Payable and Accrued Liabilities on the Company's consolidated balance sheet upon the original acquisition of Laurel Park Place in 2005.

Series K Special Common Units

In November 2005, the Operating Partnership issued 1,144,924 K-SCUs, all of which are outstanding as of December 31, 2013, in connection with the acquisition of Oak Park Mall, Eastland Mall and Hickory Point Mall. The K-SCUs received a dividend at a rate of 6.0%, or $2.85 per K-SCU, for the first year following the close of the transaction and receive a dividend at a rate of 6.25%, or $2.96875 per K-SCU, thereafter. When the quarterly distribution on the Operating Partnership’s common units exceeds the quarterly K-SCU distribution for four consecutive quarters, the K-SCUs will receive distributions at the rate equal to that paid on the Operating Partnership’s common units. At any time following the first anniversary of the closing date, the holders of the K-SCUs may exchange them, on a one-for-one basis, for shares of the Company’s common stock or, at the Company’s election, their cash equivalent.

Series J Special Common Units

During 2011, a holder of 125,100 J-SCU's exercised its conversion rights. The Company was requested to exchange common stock for these units, and elected to do so. Additionally during 2011, the Operating Partnership converted 15,435,754 J-SCUs, which represented all of the outstanding J-SCUs, to common units pursuant to its rights to do so. Prior to the conversion the J-SCUs received a minimum distribution equal to $0.3628125 per unit per quarter ($1.45125 per unit per year), subject to certain adjustments if the distribution on the common units was equal to or less than $0.21875 for four consecutive quarters. After March 31, 2011, the common units issued in the conversion receive a distribution equal to that paid on all other common units.

Outstanding rights to convert redeemable noncontrolling interests and noncontrolling interests in the Operating Partnership to common stock were held by the following parties at December 31, 2013 and 2012:

	December 31,
	2013	2012
CBL’s Predecessor	18,172,690	18,172,690
Third parties	11,372,897	11,372,897
	29,545,587	29,545,587

The assets and liabilities allocated to the Operating Partnership’s redeemable noncontrolling interest and noncontrolling interests are based on their ownership percentages of the Operating Partnership at December 31, 2013 and 2012.  The ownership percentages are determined by dividing the number of common units held by each of the redeemable noncontrolling interest and the noncontrolling interests at December 31, 2013 and 2012 by the total common units outstanding at December 31, 2013 and 2012, respectively.  The redeemable noncontrolling interest ownership percentage in assets and liabilities of the Operating Partnership was 0.8% at December 31, 2013 and 2012.  The noncontrolling interest ownership percentage in assets and liabilities of the Operating Partnership was 14.7% at December 31, 2013 and 2012.

Income is allocated to the Operating Partnership’s redeemable noncontrolling interest and noncontrolling interests based on their weighted average ownership during the year. The ownership percentages are determined by dividing the weighted average number of common units held by each of the redeemable noncontrolling interest and noncontrolling interests by the total weighted average number of common units outstanding during the year.

A change in the number of shares of common stock or common units changes the percentage ownership of all partners of the Operating Partnership.  A common unit is considered to be equivalent to a share of common stock since it generally is exchangeable for shares of the Company’s common stock or, at the Company’s election, their cash equivalent. As a result, an allocation is made between redeemable noncontrolling interest, shareholders’ equity and noncontrolling interests in the Operating Partnership in the Company's accompanying balance sheets to reflect the change in ownership of the Operating Partnership’s underlying equity when there is a change in the number of shares and/or common units outstanding.  During 2013, 2012 and 2011, the Company allocated $4,589, $3,197 and $3,005, respectively, from shareholders’ equity to redeemable noncontrolling interest. During 2013, 2012 and 2011, the Company allocated $29,212, $163 and $2,200, respectively, from shareholders' equity to noncontrolling interest.

The total redeemable noncontrolling interest in the Operating Partnership was $28,756 and $33,835 at December 31, 2013 and 2012, respectively.  The total noncontrolling interest in the Operating Partnership was $135,843 and $128,907 at December 31, 2013 and 2012, respectively.

Redeemable Noncontrolling Interests and Noncontrolling Interests in Other Consolidated Subsidiaries

Redeemable noncontrolling interests includes the aggregate noncontrolling ownership interest in five of the Company’s other consolidated subsidiaries that is held by third parties and for which the related partnership agreements contain redemption provisions at the holder’s election that allow for redemption through cash and/or properties.  The total redeemable noncontrolling interests in other consolidated subsidiaries was $5,883 and $430,247 at December 31, 2013 and 2012, respectively.

The redeemable noncontrolling interests in other consolidated subsidiaries includes the third party interest in the Company’s subsidiary that provides security and maintenance services and also included, prior to their redemption by us in September 2013, the perpetual PJV units issued to Westfield for its preferred interest in CWJV, a Company-controlled entity, consisting of four of the Company’s other consolidated subsidiaries.  Activity related to the redeemable noncontrolling preferred joint venture interest represented by the PJV units is as follows:

	Year Ended December 31,
	2013	2012
Beginning Balance	$423,834	$423,834
Net income attributable to redeemable noncontrolling preferred joint venture interest	14,637	20,686
Distributions to redeemable noncontrolling preferred joint venture interest	(19,894)	(20,686)
Reduction to preferred liquidation value of PJV units	(10,000)	—
Redemption of noncontrolling preferred joint venture interest	(408,577)	—
Ending Balance	$—	$423,834

See Note 14 for additional information regarding the PJV units.

The Company had 24 and 26 other consolidated subsidiaries at December 31, 2013 and 2012, respectively, that had noncontrolling interests held by third parties and for which the related partnership agreements either do not include redemption provisions or are subject to redemption provisions that do not require classification outside of permanent equity. The total noncontrolling interests in other consolidated subsidiaries was $19,179 and $63,497 at December 31, 2013 and 2012, respectively.

The assets and liabilities allocated to the redeemable noncontrolling interests and noncontrolling interests in other consolidated subsidiaries are based on the third parties’ ownership percentages in each subsidiary at December 31, 2013 and 2012. Income is allocated to the redeemable noncontrolling interests and noncontrolling interests in other consolidated subsidiaries based on the third parties’ weighted average ownership in each subsidiary during the year.

Redeemable Interests and Noncontrolling Interests of the Operating Partnership

The aggregate noncontrolling ownership interest in five of the Company’s other consolidated subsidiaries described above that are reflected as redeemable noncontrolling interest in the Company's consolidated balance sheets is also reflected as redeemable noncontrolling interest in the Operating Partnership's consolidated balance sheets.

The S-SCUs described above that are reflected as redeemable noncontrolling interests in the Company's consolidated balance sheets are reflected as redeemable common units in the Operating Partnership's consolidated balance sheets.

The redeemable noncontrolling preferred joint venture interest represented by the PJV units as described above that is reflected as noncontrolling preferred joint venture interest in the Company's consolidated balance sheets is also reflected as redeemable noncontrolling preferred joint venture interest in the Operating Partnership's consolidated balance sheets.

The noncontrolling interests in other consolidated subsidiaries that are held by third parties that are reflected as a component of noncontrolling interests in the Company's consolidated balance sheets comprise the entire amount that is reflected as noncontrolling interests in the Operating Partnership's consolidated balance sheets.

Variable Interest Entities

Triangle Town Member LLC
The Company holds a 50% ownership interest in this joint venture. In 2013, the Company reconsidered the entity’s status, and has determined that its investment in this joint venture represents an interest in a VIE. The entity is under joint control, and therefore the Company continues to account for it as an unconsolidated affiliate using the equity method of accounting. At December 31, 2013 and 2012, this joint venture had total assets of $111,865 and $117,388, respectively, and a mortgage note payable of $179,336 and $183,291, respectively.
JG Gulf Coast Town Center LLC
The Company holds a 50% ownership interest in this joint venture. In 2013, the Company reconsidered the entity’s status, and has determined that its investment in this joint venture represents an interest in a VIE. The entity is under joint control, and therefore the Company continues to account for it as an unconsolidated affiliate using the equity method of accounting. At December 31, 2013 and 2012, this joint venture had total assets of $156,591 and $165,050, respectively, and total notes payable of $197,058 and $197,586, respectively.
West Melbourne I, LLC
The Company holds a 50% ownership interest in this joint venture. In 2013, the Company reconsidered the entity’s status, and has determined that its investment in this joint venture represents an interest in a VIE. The entity is under joint control, and therefore the Company continues to account for it as an unconsolidated affiliate using the equity method of accounting. At December 31, 2013 and 2012, this joint venture had total assets of $84,423 and $84,047, respectively, and total notes payable of $45,541 and $45,352, respectively.
The Promenade D’Iberville, LLC
The Company holds an 85% ownership interest in this joint venture. In 2013, the Company reconsidered the entity’s status, and has determined that its investment in this joint venture represents an interest in a VIE. The Company is the primary beneficiary because of its power to direct the activities of the joint venture that most significantly impact the joint venture’s economic performance as well as the obligation to absorb losses or right to receive benefits from the VIE that could be significant. Therefore, the Company continues to account for the entity on a consolidated basis in the accompanying consolidated financial statements with the interests of the third party reflected as a noncontrolling interest. At December 31, 2013 and 2012, this joint venture had total assets of $93,415 and $103,407, respectively, and a mortgage note payable of $51,300 and$58,000, respectively.
Louisville Outlet Shoppes, LLC

In the second quarter of 2013, the Company entered into a joint venture, Louisville Outlet Shoppes, LLC, with a third party to develop, own and operate The Outlet Shoppes at Louisville located in Simpsonville, KY. Construction began in June
2013 with completion expected in summer 2014. The Company holds a 65% ownership interest in the joint venture. The Company determined that its investment in this joint venture represents an interest in a VIE and that the Company is the primary beneficiary because of its power to direct activities of the joint venture that most significantly impact the joint venture's economic performance as well as the obligation to absorb losses or right to receive benefits from the VIE that could be significant. As a result, the joint venture is presented in the accompanying consolidated financial statements as of December 31, 2013 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest. At December 31, 2013, this joint venture had total assets of $28,112 and a construction loan with an outstanding balance of $2,983.

Kirkwood Mall Mezz, LLC

In the fourth quarter of 2012, the Company acquired a 49% ownership interest in Kirkwood Mall Mezz, LLC, which owned Kirkwood Mall located in Bismarck, ND. The Company determined that its investment in this joint venture represented an interest in a VIE and that the Company was the primary beneficiary since under the terms of the agreement the Company's equity investment was at risk while the third party had a fixed price for which it would sell its remaining 51% equity interest to the Company. As a result, the joint venture was presented in the accompanying consolidated financial statements as of December 31, 2012 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest. In accordance with its executed agreement, the Company acquired the remaining 51% interest in April 2013 and assumed $40,368 of non-recourse debt. Following the Company's acquisition of the noncontrolling interest in April 2013, this joint venture is now wholly-owned, and is no longer a VIE.

Gettysburg Outlet Holding, LLC
In the second quarter of 2012, the Company entered into a joint venture, Gettysburg Outlet Center Holding LLC, with a third party to develop, own, and operate The Outlet Shoppes at Gettysburg. The Company holds a 50% ownership interest in this joint venture. The Company determined that its investment in this joint venture represents an interest in a VIE and that the Company is the primary beneficiary since it has the power to direct activities of the joint venture that most significantly impact the joint venture's economic performance as well as the obligation to absorb losses or right to receive benefits from the VIE that could be significant. As a result, the joint venture is presented in the accompanying consolidated financial statements as of December 31, 2013 and 2012 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest. At December 31, 2013 and 2012, this joint venture had total assets of $41,582 and $45,047, respectively, and a mortgage note payable of $39,437 and $40,170, respectively.
El Paso Outlet Center Holding, LLC
In the second quarter of 2012, the Company entered into a joint venture, El Paso Outlet Center Holding, LLC, with a third party to develop, own, and operate The Outlet Shoppes at El Paso. The Company holds a 75% ownership interest in the joint venture. The Company determined that its investment in this joint venture represents an interest in a VIE and that the Company is the primary beneficiary since it has the power to direct activities of the joint venture that most significantly impact the joint venture's economic performance as well as the obligation to absorb losses or the right to receive benefits from the VIE that could be significant. As a result, the joint venture is presented in the accompanying consolidated financial statements as of December 31, 2013 and 2012 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest. At December 31, 2013 and 2012, this joint venture had total assets of $114,579 and $121,499, respectively, and a mortgage note payable of $65,465 and $66,367, respectively.

 Imperial Valley Commons, L.P.

In the fourth quarter of 2012, the Company completed its acquisition of the 40% noncontrolling interest in Imperial Valley Commons, L.P. The Company previously had a 60% ownership interest in the joint venture with a third party for the potential development of Imperial Valley Commons, a community retail shopping center in El Centro, CA.  The Company determined that its investment represented an interest in a VIE and that the Company was the primary beneficiary since it had the ability to direct the activities of the joint venture that most significantly impacted the joint venture’s economic performance as well as the obligation to absorb losses or right to receive benefits from the VIE that could be significant.  As a result, the joint venture was presented in the accompanying consolidated financial statements as of December 31, 2011 on a consolidated basis, with any interests of the third party reflected as noncontrolling interest.  At December 31, 2011, this joint venture had total assets of $26,680 and was not encumbered. Following the Company's acquisition of the noncontrolling interest in December 2012, this subsidiary is now wholly-owned, and is no longer a VIE.

NOTE 9. MINIMUM RENTS

The Company receives rental income by leasing retail shopping center space under operating leases. Future minimum rents are scheduled to be received under non-cancellable tenant leases at December 31, 2013, as follows:

2014	$605,325
2015	538,039
2016	466,957
2017	395,155
2018	315,861
Thereafter	1,085,988
$3,407,325

Future minimum rents do not include percentage rents or tenant reimbursements that may become due.

NOTE 10. MORTGAGE AND OTHER NOTES RECEIVABLE

Each of the Company's mortgage notes receivable is collateralized by either a first mortgage, a second mortgage or by an assignment of 100% of the partnership interests that own the real estate assets.  Other notes receivable include amounts due from tenants or government sponsored districts and unsecured notes received from third parties as whole or partial consideration for property or investments.  Interest rates on mortgage and other notes receivable range from 2.7% to 10.0%, with a weighted average interest rate of 6.47% and 7.33% at December 31, 2013 and 2012, respectively. Maturities of these notes receivable range from May 2014 to January 2047.
In the fourth quarter of 2013, the Company received a $7,430 promissory note in conjunction with the sale of a land parcel. The note receivable bears interest of 5.0% and fully amortizes through its maturity date in November 2023. See Note 14 for additional information.
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
In the first quarter of 2013, Woodstock GA Investments, LLC, a joint venture in which the Company owns a 75.0% interest, received $3,525 of the balance on its $6,581 note receivable with an entity that owns an interest in land in Woodstock, GA, adjacent to the site of The Outlet Shoppes at Atlanta. The loan was made in the second quarter of 2012 and bears interest of 10.0% through its maturity date in May 2014. The loan is secured by the entity's interest in the adjacent land.
In the third quarter of 2011, the Company and a noncontrolling interest investor purchased a mezzanine loan with a face amount of $5,879 for $5,300, which represented a discount of $579. The borrower under the mezzanine loan was an entity that owned The Outlet Shoppes at Gettysburg, an outlet shopping center located in Gettysburg, PA. The loan bore interest at the greater of LIBOR plus 900 basis points or 10% and matured on February 2016. The terms of the mezzanine loan agreement provided that the Company and its noncontrolling interest investor could, subject to approval of the senior lender, convert the mezzanine loan into equity of the borrower. Upon conversion, the Company and noncontrolling investor would own 50.0% and 12.6%, respectively, of the borrower. The terms also provided that the Company could elect to acquire an additional 10% interest in the borrower for a total interest of 60%. In the second quarter of 2012, the Company and its noncontrolling interest partner exercised their rights under the terms of the agreement with the borrower and converted the mezzanine loan into a member interest in the outlet shopping center. See Note 3 for additional information.
In the fourth quarter of 2011, the Company entered into a loan agreement pursuant to which the Company loaned $9,150 to an entity that owned The Outlet Shoppes at El Paso, an outlet shopping center located in El Paso, TX. The note receivable bore interest of 13.0% through June 2013, and thereafter, at the greater of 13.0% or LIBOR plus 900 basis points. The loan matured upon the earlier of (i) 60 days prior to the maturity date of the senior loan on the outlet shopping center or (ii) the date on which the senior loan was fully repaid. The terms of the loan agreement provided that if the Company did not elect to acquire a 75% interest in the borrower, the Company could convert the loan into a non-voting common interest in the borrower, subject to the approval of the senior lender. In the second quarter of 2012, the Company acquired a 75.0% interest in the outlet shopping center and the borrower used a portion of the proceeds to repay the $9,150 mezzanine loan to the Company. See Note 3 for additional information.

The Company reviews its mortgage and other notes receivable to determine if the balances are realizable based on factors affecting the collectability of those balances.  Factors may include credit quality, timeliness of required periodic payments, past due status and management discussions with obligors. As of December 31, 2013, the Company believes that its mortgage and other notes receivable balance of $30,424 is fully collectable.

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

Year Ended December 31, 2013	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$930,081	$41,726	$17,937	$63,881	$1,053,625
Property operating expenses (2)	(300,172)	(10,298)	(3,568)	17,831	(296,207)
Interest expense	(206,779)	(8,148)	(2,397)	(14,532)	(231,856)
Other expense	—	—	—	(28,826)	(28,826)
Gain on sales of real estate assets	295	—	452	1,233	1,980
Segment profit	$423,425	$23,280	$12,424	$39,587	$498,716
Depreciation and amortization expense					(278,911)
General and administrative expense					(48,867)
Interest and other income					10,825
Loss on extinguishment of debt					(9,108)
Loss on impairment					(70,049)
Gain on investment					2,400
Equity in earnings of unconsolidated affiliates					11,616
Income tax provision					(1,305)
Income from continuing operations					$115,317
Total assets	$5,917,437	$274,234	$222,576	$371,724	$6,785,971
Capital expenditures (3)	$203,210	$10,718	$8,052	$126,803	$348,783

Year Ended December 31, 2012	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$901,249	$40,212	$13,361	$48,021	$1,002,843
Property operating expenses (2)	(286,919)	(9,933)	(3,219)	23,317	(276,754)
Interest expense	(214,216)	(8,449)	(2,517)	(17,175)	(242,357)
Other expense	(12)	—	—	(25,066)	(25,078)
Gain on sales of real estate assets	1,188	202	608	288	2,286
Segment profit	$401,290	$22,032	$8,233	$29,385	460,940
Depreciation and amortization expense					(255,460)
General and administrative expense					(51,251)
Interest and other income					3,953
Gain on extinguishment of debt					265
Loss on impairment of real estate					(24,379)
Gain on investment					45,072
Equity in earnings of unconsolidated affiliates					8,313
Income tax provision					(1,404)
Income from continuing operations					$186,049
Total assets	$6,213,801	$302,225	$203,261	$370,449	$7,089,736
Capital expenditures (3)	$608,190	$6,630	$13,884	$76,319	$705,023

Year Ended December 31, 2011	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$922,529	$38,909	$12,036	$46,425	$1,019,899
Property operating expenses (2)	(294,937)	(9,687)	(3,122)	22,784	(284,962)
Interest expense	(229,056)	(8,516)	(4,478)	(20,558)	(262,608)
Other expense	—	(400)	—	(28,498)	(28,898)
Gain on sales of real estate assets	57,621	301	1,193	281	59,396
Segment profit	$456,157	$20,607	$5,629	$20,434	502,827
Depreciation and amortization expense					(261,562)
General and administrative expense					(44,751)
Interest and other income					2,578
Gain on extinguishment of debt					1,029
Loss on impairment of real estate					(51,304)
Equity in earnings of unconsolidated affiliates					6,138
Income tax benefit					269
Income from continuing operations					$155,224
Total assets	$5,954,414	$308,858	$265,675	$190,481	$6,719,428
Capital expenditures (3)	$265,478	$213,364	$21,452	$16,984	$517,278

(1)	The All Other category includes mortgage and other notes receivable, office buildings, the Management Company and the Company’s subsidiary that provides security and maintenance services.

(2)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.

(3)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

NOTE 12. SUPPLEMENTAL AND NONCASH INFORMATION

The Company paid cash for interest, net of amounts capitalized, in the amount of $223,793, $233,220 and $265,430 during 2013, 2012 and 2011, respectively.

The Company’s noncash investing and financing activities for 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Accrued dividends and distributions payable	$50,523	$43,689	$41,717
Additions to real estate assets accrued but not yet paid	20,625	22,468	21,771
Reduction to preferred liquidation value of PJV units	10,000	—	—
Discount on issuance of 5.250% Senior Notes due 2023	(4,626)	—	—
Trade-in allowance - aircraft	2,800	—	—
Notes receivable from sale of land	7,430	—	—
Issuance of noncontrolling interests in Operating Partnership	—	14,000	—
Conversion of Operating Partnership units to common stock	—	59,738	729
Addition to real estate assets from conversion of note receivable	—	4,522	—
Assumption of mortgage notes payable in acquisitions	—	220,634	—
Consolidation of joint venture:
Decrease in investment in unconsolidated affiliates	—	(15,643)	—
Increase in real estate assets	—	111,407	—
Increase in intangible lease and other assets	—	18,426	—
Increase in mortgage and other indebtedness	—	54,169	—
Deconsolidation of joint ventures:
Decrease in real estate assets	—	—	365,971
Decrease in intangible lease and other assets	—	—	26,798
Decrease in mortgage notes payable	—	—	(266,224)
Increase in investment in unconsolidated affiliates	—	—	(123,651)
Decrease in accounts payable and accrued liabilities	—	—	(4,395)
Additions to real estate assets from forgiveness of mortgage note receivable	—	—	2,235

NOTE 13. RELATED PARTY TRANSACTIONS

Certain executive officers of the Company and members of the immediate family of Charles B. Lebovitz, Chairman of the Board of the Company, collectively have a significant noncontrolling interest in EMJ, a construction company that the Company engaged to build substantially all of the Company’s development Properties. The Company paid approximately $27,106, $49,153 and $59,668 to EMJ in 2013, 2012 and 2011, respectively, for construction and development activities. The Company had accounts payable to EMJ of $2,345 and $2,096 at December 31, 2013 and 2012, respectively.

Certain executive officers of the Company also collectively had a significant noncontrolling interest in Electrical and Mechanical Group, Inc. (“EMG”), a company to which EMJ subcontracted a portion of its services for the Company.  The Company had also engaged EMG directly for certain services. EMJ paid approximately $15 and $981 to EMG in 2012 and 2011, respectively, for such subcontracted services. The Company paid approximately, $0 and $86, respectively, directly to EMG in 2012 and 2011 for services which EMG performed directly for the Company. EMG was dissolved in 2012.

The Management Company provides management, development and leasing services to the Company’s unconsolidated affiliates and other affiliated partnerships. Revenues recognized for these services amounted to $7,886, $7,531 and $4,822 in 2013, 2012 and 2011, respectively.

NOTE 14. CONTINGENCIES

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

On March 11, 2010, TPD, a subsidiary of the Company, filed the Mississippi Case, against M Hanna, Gallet & Associates, Inc., LA Ash, Inc., EMJ and JEA (f/k/a Jacksonville Electric Authority), seeking damages for alleged property damage and related damages occurring at a shopping center development in D'Iberville, Mississippi. EMJ filed an answer and counterclaim denying liability and seeking to recover from TPD the retainage of approximately $327 allegedly owed under the construction contract. Kohl's was granted permission to intervene in the Mississippi Case and, on April 13, 2011, filed a cross-claim against TPD alleging that TPD is liable to Kohl's for unspecified damages resulting from the actions of the defendants and for the failure to perform the obligations of TPD under a Site Development Agreement with Kohl's. Kohl's also made a claim against the Company based on the Company's guarantee of the performance of TPD under the Site Development Agreement. Although, based on information currently available, the Company believes the likelihood of an unfavorable outcome related to the claims made by EMJ and Kohl's against the Company in connection with the Mississippi case is remote, the Company is providing disclosure of this litigation due to the related party relationship between the Company and EMJ described below. In August 2013, TPD received a partial settlement of $8,240 from certain of the defendants in the Mississippi Case described above. Litigation continues with other defendants in the matter, and trial is scheduled for the September 2014 jury term. See Note 19 for information on a partial settlement received subsequent to December 31, 2013.
TPD also has filed claims under several insurance policies in connection with this matter, and there are three pending lawsuits relating to insurance coverage. On October 8, 2010, First Mercury filed an action in the United States District Court for the Eastern District of Texas against M Hanna and TPD seeking a declaratory judgment concerning coverage under a liability insurance policy issued by First Mercury to M Hanna. That case was dismissed for lack of federal jurisdiction and refiled in Texas state court. On June 13, 2011, TPD filed the Tennessee Case against National Union and EMJ seeking a declaratory judgment regarding coverage under a liability insurance policy issued by National Union to EMJ and recovery of damages arising out of National Union's breach of its obligations. In March 2012, Zurich American and Zurich American of Illinois, which also have issued liability insurance policies to EMJ, intervened in the Tennessee Case and the case was set for trial on October 29, 2013 but, currently, the trial date has been extended while the parties mediate the case. The first mediation session took place on January 14-15, 2014, and the second session is scheduled for March 18-19, 2014. On February 14, 2012, TPD filed claims in the United States District Court for the Southern District of Mississippi against Factory Mutual Insurance Company and Federal Insurance Company seeking a declaratory judgment concerning coverage under certain builders risk and property insurance policies issued by those respective insurers to the Company.
Certain executive officers of the Company and members of the immediate family of Charles B. Lebovitz, Chairman of the Board of the Company, collectively have a significant noncontrolling interest in EMJ, a major national construction company that the Company engaged to build a substantial number of the Company's Properties. EMJ is one of the defendants in the Mississippi Case and in the Tennessee Case described above.
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
Other Contingencies
In September 2013, the Company redeemed all outstanding perpetual PJV units of its joint venture, CWJV with Westfield using borrowings from the Company's lines of credit. The PJV units, originally issued in 2007 as part of the acquisition of four malls in St. Louis, MO by CWJV, were redeemed for $412,986, which consisted of $408,577 for the PJV units and $4,409 for accrued and unpaid preferred returns. In accordance with the joint venture agreement, the redemption amount represented a $10,000 reduction to the preferred liquidation value of the PJV units of $418,577. The $10,000 reduction has been recorded as an increase in additional paid-in capital of the Company and as an increase to partners' capital of the Operating Partnership.
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

The Company owned a parcel of land in Lee's Summit, MO that it ground leased to a third party development company that developed and operates a shopping center on the land parcel. The Company had guaranteed 27% of the third party’s loans of which the maximum guaranteed amount represented 27% of the loans' capacity. The Company included an obligation of $192 in the accompanying consolidated balance sheet as of December 31, 2012 to reflect the estimated fair value of the guaranty. In November 2013, the Company sold the land parcel to the third party development company for $22,430. The Company received $15,000 in cash and a promissory note of $7,430 from the third party development company's parent. See Note 10 for additional information about the note receivable. In conjunction with the land sale, the Company's ground lease with the third party development company terminated, releasing the Company from its 27% guaranty, and the Company removed the $192 obligation from its consolidated balance sheet as of December 31, 2013.

 The Company has guaranteed construction and land loans for Phases I and II of West Melbourne, an unconsolidated affiliate in which the Company owns a 50% interest. West Melbourne developed and operates Hammock Landing, a community center in West Melbourne, FL. Both loans were extended and modified in December 2013 and have maturity dates of November 2015 with two one-year extensions. The guaranty on the Phase I construction loan was reduced from 100% to 25% in the fourth quarter of 2013. The total amount outstanding on the Phase I loan at December 31, 2013 was $41,011, of which $10,253 represents the maximum guaranteed amount. The guaranty on the Phase II land loan will be reduced from 100% to 25% once the construction of a Carmike Cinema is complete and the theater is operational. The total amount outstanding on the Phase II loan at December 31, 2013 was $4,530 and the maximum guaranteed amount on the loan is $10,757. The guarantees will expire upon repayment of the debt.  In the accompanying consolidated balance sheets, the Company reduced its obligation of $478 as of December 31, 2012 to $130 as of December 31, 2013 to reflect the estimated fair value of these guarantees.

The Company has guaranteed the construction loan of Port Orange, an unconsolidated affiliate in which the Company owns a 50% interest. Port Orange developed and operates The Pavilion at Port Orange, a community center in Port Orange, FL. In the fourth quarter of 2013, the guaranty was reduced from 100% to 25%. In December 2013, the loan was modified and extended to mature in November 2015 and has two one-year extension options available. The total amount outstanding at December 31, 2013 on the loan was $62,559, of which the maximum guaranteed amount is $15,640 . The guaranty will expire upon repayment of the debt. In the accompanying consolidated balance sheets, the Company reduced its obligation of $961 as of December 31, 2012 to $157 as of December 31, 2013 to reflect the estimated fair value of this guaranty.

The Company has guaranteed the lease performance of YTC, an unconsolidated affiliate in which it owns a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $16,400 as of December 31, 2013.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not record an obligation for this guaranty because it determined that the fair value of the guaranty was not material as of December 31, 2013 and 2012.

In July 2012, the Company guaranteed 100% of a term loan for Gulf Coast, an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $6,258.  The loan is for the third phase expansion of Gulf Coast Town Center, a shopping center located in Ft. Myers, FL. The total amount outstanding as of December 31, 2013 on the loan was $6,258. The guaranty will expire upon repayment of the debt. The loan matures in July 2015. The Company did not record an obligation for this guaranty because it determined that the fair value of the guaranty was not material as of December 31, 2013 and 2012.
In March 2013, the Company guaranteed 100% of a construction loan for Fremaux, an unconsolidated affiliate in which the Company owns a 65% interest, of which the maximum guaranteed amount is $46,000. The loan is for the development of Fremaux Town Center, a community center located in Slidell, LA. The total amount outstanding at December 31, 2013 on the loan was $25,800. The guaranty will expire upon repayment of the debt. The loan matures in March 2016 and has two one-year extension options for an outside maturity date of March 2018. The Company received a 1% fee for this guaranty when the loan was issued in March 2013 and has included an obligation of $460 in the accompanying consolidated balance sheet as of December 31, 2013 to reflect the estimated fair value of this guaranty.
See Note 19 for subsequent event related to Fremaux.

Performance Bonds

The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $23,513 and $29,211 at December 31, 2013 and 2012, respectively.

Ground Leases

The Company is the lessee of land at certain of its Properties under long-term operating leases, which include scheduled increases in minimum rents.  The Company recognizes these scheduled rent increases on a straight-line basis over the initial lease terms.  Most leases have initial terms of at least 20 years and contain one or more renewal options, generally for a minimum of 5- or 10-year periods.  Lease expense recognized in the consolidated statements of operations for 2013, 2012 and 2011 was $1,371, $1,169 and $1,967, respectively.

The future obligations under these operating leases at December 31, 2013, are as follows:

2014	$766
2015	772
2016	789
2017	789
2018	798
Thereafter	27,657
$31,571

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
Fair Value Measurements on a Recurring Basis
The following tables set forth information regarding the Company’s financial instruments that are measured at fair value on a recurring basis in the accompanying consolidated balance sheets as of December 31, 2013 and 2012:

		Fair Value Measurements at Reporting Date Using
	Fair Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$13,973	$13,973	$—	$—
Interest rate cap	—	—	—	—

Liabilities:
Interest rate swaps	$4,007	$—	$4,007	$—

		Fair Value Measurements at Reporting Date Using
	Fair Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$27,679	$16,556	$—	$11,123
Privately-held debt and equity securities	2,475	—	—	2,475
Interest rate cap	—	—	—	—

Liabilities:
Interest rate swaps	$5,805	$—	$5,805	$—
The Company recognizes transfers in and out of every level at the end of each reporting period. There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2013 and 2012.
Intangible lease assets and other assets in the consolidated balance sheets include marketable securities consisting of corporate equity securities and bonds that are classified as available-for-sale.  Net unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of AOCI in redeemable noncontrolling interests, shareholders’ equity and partners' capital, and noncontrolling interests.  The Company did not recognize any realized gains or losses related to sales of marketable securities during the year ended December 31, 2013. The Company recognized realized gains of $224 and realized losses of $22 related to sales of marketable securities during the years ended December 31, 2012 and 2011, respectively.  During the years ended December 31, 2013, 2012 and 2011, the Company did not recognize any write-downs for other-than-temporary impairments.  The fair values of the Company’s available-for-sale securities are based on quoted market prices and are classified under Level 1.  Tax increment financing bonds ("TIF bonds") which were classified as Level 3 as of December 31, 2012, were redeemed in January 2013. See Note 2 for a summary of the available-for-sale securities held by the Company.
The Company uses interest rate swaps and caps to mitigate the effect of interest rate movements on its variable-rate debt.  The Company had four interest rate swaps and one interest rate cap as of December 31, 2013 and 2012, that qualify as hedging instruments and are designated as cash flow hedges.  The interest rate cap is included in intangible lease assets and other assets and the interest rate swaps are reflected in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.  The swaps and cap have predominantly met the effectiveness test criteria since inception and changes in their fair values are, thus, primarily reported in OCI/L and are reclassified into earnings in the same period or periods during which the hedged item affects earnings. The fair values of the Company’s interest rate hedges, classified under Level 2,  are determined based on prevailing market data for contracts with matching durations, current and anticipated LIBOR information, consideration of the

Company’s credit standing, credit risk of the counterparties and reasonable estimates about relevant future market conditions. See Notes 2 and 6 for additional information regarding the Company’s interest rate hedging instruments.
The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments. Based on the interest rates for similar financial instruments, the carrying value of mortgage and other notes receivable is a reasonable estimate of fair value. The estimated fair value of mortgage and other indebtedness was $5,126,300 and $5,058,411 at December 31, 2013 and 2012, respectively. The fair value was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently. The carrying amount of mortgage and other indebtedness was $4,857,523 and $4,745,683 at December 31, 2013 and 2012, respectively.
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
The following table provides a reconciliation of changes between the beginning and ending balances of the TIF bonds (Level 3):

	Year Ended December 31,
Available-for-sale securities (Level 3):	2013	2012
Balance, beginning of period	$11,123	$11,829
Redemption of TIF bonds	(11,002)	—
Reclassification adjustment AOCI	—	1,542
Transfer out of Level 3 (1)	(121)	(2,248)
Balance, end of period	$—	$11,123

(1)	The TIF bonds were adjusted to their net realizable value as of December 31, 2012 and redeemed in January 2013. The difference in estimate was recorded as a transfer to long-lived assets.
Prior to May 2013, the Company held a secured convertible promissory note from Jinsheng, in which the Company also holds a cost-method investment. See Note 5 for additional information. The secured convertible note was non-interest bearing and secured by shares of Jinsheng. Since the secured convertible note was non-interest bearing and there was no active market for Jinsheng’s debt, the Company performed a probability-weighted discounted cash flow analysis for its valuation as of December 31, 2012 using various sale, redemption and initial public offering ("IPO") exit strategies. The fair value analysis as of December 31, 2012 forecasted a 0% to 10% reduction in estimated cash flows. Sale and IPO scenarios employed capitalization rates ranging from 10% to 12% which were discounted 20% for lack of marketability. Due to the significant unobservable estimates and assumptions used in the valuation of the note, such as revenue estimates and the lack of marketability discount, the Company had classified it under Level 3 in the fair value hierarchy. The Company exercised its right to demand payment of the note and received $4,875 from Jinsheng in May 2013, recognizing a realized gain of $2,400. The Company had previously recorded a $2,400 other-than-temporary impairment related to the Jinsheng note in 2009 due to China's declining real estate market.
The following table provides a reconciliation of changes between the beginning and ending balances of the Jinsheng note (Level 3):

	Year Ended December 31,
Privately-held debt and equity securities (Level 3):	2013	2012
Balance, beginning of period	$2,475	$2,475
Net settlement	(4,875)	—
Realized gain recorded in earnings	2,400	—
Balance, end of period	$—	$2,475
Fair Value Measurements on a Nonrecurring Basis
The Company measures the fair value of certain long-lived assets on a nonrecurring basis, through quarterly impairment testing or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company considers both quantitative and qualitative factors in its impairment analysis of long-lived assets. Significant quantitative factors include historical and forecasted information for each Property such as NOI, occupancy statistics and sales levels. Significant qualitative factors used include market conditions, age and condition of the Property and tenant mix. Due to the significant unobservable estimates and assumptions used in the valuation of long-lived assets that experience impairment, the Company classifies such long-lived assets under Level 3 in the fair value hierarchy. The fair value analysis as of December 31, 2013 used various probability-weighted scenarios comparing each Property's net book value to the sum of its estimated fair value. Assumptions included up to a 10-year holding period with a sale at the end of the holding period, capitalization rates ranging from 10% to 12% and an estimated sales cost of 1%. See Note 2 for additional information describing the Company's impairment review process.
The following table sets forth information regarding the Company’s assets that are measured at fair value on a nonrecurring basis and related impairment charges for the years ended December 31, 2013 and 2012:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
2013:
Long-lived assets	$31,900	$—	$—	$31,900	$67,665

2012:
Long-lived assets	$8,173	$—	$—	$8,173	$23,315
Long-lived Assets Measured at Fair Value in 2013

During the year ended December 31, 2013, the Company wrote down two Properties to their estimated fair value. As part of the Company's quarterly impairment review process, the Company recorded a non-cash impairment of real estate of $47,212 in the fourth quarter of 2013 to write-down the depreciated book value of Madison Square Mall, located in Huntsville, AL, from $55,212 to an estimated fair value of $8,000 as of December 31, 2013. Additionally, in accordance with the Company's quarterly impairment review process, the Company recorded a non-cash impairment of real estate of $20,453 in the second quarter of 2013 related to Citadel Mall, located in Charleston, SC, to write-down the depreciated book value of $44,353 to its estimated fair value of $23,900 as of June 30, 2013. The Mall experienced declining cash flows which were insufficient to cover the debt service on the mortgage secured by the Property. See Note 19 for information on the foreclosure of Citadel Mall subsequent to December 31, 2013.
A reconciliation of each Property's carrying values for the year ended December 31, 2013 is as follows:

	Madison Square (1)	Citadel Mall (2)	Total
Beginning carrying value, January 1, 2013	$57,231	$45,178	$102,409
Capital expenditures	5	262	267
Depreciation expense	(2,024)	(1,380)	(3,404)
Loss on impairment of real estate	(47,212)	(20,453)	(67,665)
Ending carrying value, December 31, 2013	$8,000	$23,607	$31,607
(1) The revenues of Madison Square accounted for approximately 0.7% of total consolidated revenues for the year ended December 31, 2013.
(2) The revenues of Citadel Mall accounted for approximately 0.6% of total consolidated revenues for the year ended December 31, 2013.

Long-lived Assets Measured at Fair Value in 2012

During the year ended December 31, 2012, the Company recorded write-downs related to two Properties. In conjunction with the Company's acquisition of the remaining 40.0% interest in Imperial Valley Commons L.P., a joint venture in which the Company held a 60.0% ownership interest, the Company recorded a non-cash impairment of real estate of $20,315 in the fourth quarter of 2012 to write-down the book value of vacant land available for the future expansion of Imperial Valley Commons, located in El Centro, CA, from $25,645 to its estimated fair value of $5,330. Development of this asset has been negatively impacted by recent economic conditions and other competition in the market area that have affected pre-development leasing activity. Additionally, in the third quarter of 2012, in accordance with the Company's quarterly impairment review process, the Company recorded a non-cash impairment of real estate of $3,000 related to The Courtyard at Hickory Hollow, an associated center located in Antioch, TN, to write-down the depreciated book value as of September 30, 2012 from $5,843 to an estimated fair value of $2,843 as of the same date.

A reconciliation of each Property's carrying values for the year ended December 31, 2012 is as follows:

	Imperial Valley Commons L.P. (1)	The Courtyard at Hickory Hollow (2)	Total
Beginning carrying value, January 1, 2012	$25,403	$5,754	$31,157
Capital expenditures	264	644	908
Depreciation expense	(22)	(124)	(146)
Loss on impairment of real estate	(20,315)	(3,000)	(23,315)
Ending carrying value, December 31, 2012	$5,330	$3,274	$8,604
(1) Imperial Valley Commons L.P. had no revenue for the year ended December 31, 2012 because it consists of land available for expansion.
(2) The revenues of The Courtyard at Hickory Hollow accounted for approximately 0.03% of total consolidated revenues for the year ended December 31, 2012.

Other Impairment Losses

2013
During the year ended December 31, 2013, the Company recorded an impairment of real estate of $1,799 related to the sale of an outparcel that was sold for net proceeds after sales costs of $4,292, which was less than its carrying amount of $6,091. Additionally, the Company recorded a non-cash impairment of $585 to write-down the depreciated book value of the corporate airplane owned by the Management Company to its fair value at its trade-in date.
2012
During the year ended December 31, 2012, the Company recorded an impairment of real estate of $1,064 related to the sale of three outparcels for total net proceeds after sales costs of $1,186, which were less than their total carrying amounts of $2,250.

2011
During the year ended December 31, 2011, the Company recorded an impairment of real estate of $621 related to an outparcel that was sold for net proceeds after sales costs of $1,477, which was less than its carrying amount of $2,098. Additionally, in accordance with the Company's impairment review process, the Company recorded a non-cash impairment of real estate of $50,683 in the third quarter of 2011 to write-down the depreciated book value of Columbia Place, a mall located in Columbia, SC to an estimated fair value of $6,063 as of September 30, 2011. Columbia Place experienced declining cash flows as a result of changes in property-specific market conditions, which were further exacerbated by economic conditions that negatively impacted leasing activity and occupancy. The loan secured by Columbia Place is currently in default and the Company anticipates foreclosure proceedings will be complete by the end of the second quarter of 2014.

NOTE 16. SHARE-BASED COMPENSATION

As of December 31, 2013, there were two share-based compensation plans under which the Company has outstanding awards, the 2012 Plan and the 1993 Plan, as defined below. The Compensation Committee of the Board of Directors (the “Committee”) administers the plans. The Company can elect to make new awards under one of these plans, the CBL & Associates Properties, Inc. 2012 Stock Incentive Plan ("the 2012 Plan"), which was approved by the Company's shareholders in May 2012. The 2012 Plan permits the Company to issue stock options and common stock to selected officers, employees and non-employee directors of the Company up to a total of 10,400,000 shares. The Company did not issue any new awards under the CBL & Associates Properties, Inc. Second Amended and Restated Stock Incentive Plan ("the 1993 Plan"), which was approved by the Company's shareholders in May 2003, between the adoption of the 2012 Plan to replace the 1993 Plan in May 2012 and the termination of the 1993 Plan (as to new awards) on May 5, 2013. As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expense associated with the Company's share-based compensation plans.

The share-based compensation cost that was charged against income for the plans was $2,682, $3,704 and $1,687 for 2013, 2012 and 2011, respectively. Share-based compensation cost resulting from share-based awards is recorded at the Management Company, which is a taxable entity. Share-based compensation cost capitalized as part of real estate assets was $202, $128 and $166 in 2013, 2012 and 2011, respectively.

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

There was no activity related to stock options in 2013 as all outstanding options were either exercised or canceled during 2012. The total intrinsic value of options exercised during 2012 and 2011 was $177 and $509, respectively.

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

A summary of the status of the Company’s stock awards as of December 31, 2013, and changes during the year ended December 31, 2013, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2013	346,860	$17.06
Granted	352,816	$20.17
Vested	(209,470)	$18.41
Forfeited	(11,990)	$18.45
Nonvested at December 31, 2013	478,216	$18.72

The weighted average grant-date fair value of shares granted during 2013, 2012 and 2011 was $20.17, $19.09 and $17.48, respectively. The total fair value of shares vested during 2013, 2012 and 2011 was $4,305, $4,573 and $1,276, respectively.

As of December 31, 2013, there was $7,518 of total unrecognized compensation cost related to nonvested stock awards granted under the plans, which is expected to be recognized over a weighted average period of 3.9 years.  In February 2014, the Company granted 208,450 shares of restricted stock to its employees that will vest over the next five years.

NOTE 17. EMPLOYEE BENEFIT PLANS

401(k) Plan

The Management Company maintains a 401(k) profit sharing plan, which is qualified under Section 401(a) and Section 401(k) of the Code to cover employees of the Management Company. All employees who have attained the age of 21 and have completed at least 90 days of service are eligible to participate in the plan. The plan provides for employer matching contributions on behalf of each participant equal to 50% of the portion of such participant’s contribution that does not exceed 2.5% of such participant’s compensation for the plan year. Additionally, the Management Company has the discretion to make additional profit-sharing-type contributions not related to participant elective contributions. Total contributions by the Management Company were $933, $929 and $820 in 2013, 2012 and 2011, respectively.

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

Deferred Compensation Arrangements

The Company has entered into an agreement with an officer that allows the officer to defer receipt of selected salary increases and/or bonus compensation for periods ranging from 5 to 10 years. The deferred compensation arrangement provides that bonus compensation is deferred in the form of a note payable to the officer. Interest accumulates on these notes at 5.0%. When an arrangement terminates, the note payable plus accrued interest is paid to the officer in cash. At December 31, 2013 and 2012, the Company had notes payable, including accrued interest, of $169 and $124, respectively, related to this arrangement.

NOTE 18. QUARTERLY INFORMATION (UNAUDITED)

The following quarterly information differs from previously reported amounts due to the reclassifications of the results of operations of certain long-lived assets to discontinued operations for all periods presented. See Note 4 for further information.

Year Ended December 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
Total revenues	$258,482	$255,584	$257,550	$282,009	$1,053,625
Income from operations (2)	93,607	77,081	97,709	62,368	330,765
Income from continuing operations (3)	37,845	16,255	52,234	8,983	115,317
Discontinued operations	2,040	1,984	(8,057)	(914)	(4,947)
Net income	39,885	18,239	44,177	8,069	110,370
Net income attributable to the Company	30,313	11,724	34,324	8,843	85,204
Net income (loss) attributable to common shareholders	19,090	501	23,101	(2,380)	40,312
Basic per share data attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$0.11	$(0.01)	$0.18	$(0.01)	$0.27
Net income (loss) attributable to common shareholders	$0.12	$0.00	$0.14	$(0.01)	$0.24
Diluted per share data attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$0.11	$(0.01)	$0.18	$(0.01)	$0.27
Net income (loss) attributable to common shareholders	$0.12	$0.00	$0.14	$(0.01)	$0.24

Year Ended December 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
Total revenues	$238,894	$244,516	$249,185	$270,248	$1,002,843
Income from operations	89,271	92,232	94,409	94,009	369,921
Income from continuing operations (4)	32,768	34,674	36,166	82,441	186,049
Discontinued operations	3,783	4,719	(23,674)	3,642	(11,530)
Net income	36,551	39,393	12,492	86,083	174,519
Net income attributable to the Company	26,049	29,391	8,074	68,086	131,600
Net income (loss) attributable to common shareholders	15,455	18,797	(2,520)	52,357	84,089
Basic per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.08	$0.10	$0.11	$0.31	$0.60
Net income (loss) attributable to common shareholders	$0.10	$0.12	$(0.02)	$0.33	$0.54
Diluted per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.08	$0.10	$0.11	$0.31	$0.60
Net income (loss) attributable to common shareholders	$0.10	$0.12	$(0.02)	$0.33	$0.54

(1)	The sum of quarterly earnings per share may differ from annual earnings per share due to rounding.

(2)
Income from operations for the quarters ended June 30, 2013 and December 31, 2013 includes a $20,453 and $47,212 loss on impairment of real estate related to Citadel Mall and Madison Square, respectively (see Note 15).

(3)
Income from continuing operations for the quarter ended June 30, 2013 includes a $9,108 loss on extinguishment of debt, which was primarily due to a $8,708 prepayment fee, and a $2,400 gain on investment related to the repayment by Jinsheng of a note receivable (see Note 6 and Note 15). Income from continuing operations for the quarter ended September 30, 2013 includes a partial litigation settlement of $8,240 (see Note 14).

(4)
Income from continuing operations for the quarter ended December 31, 2012 includes a $45,072 gain on investment related to the Company's acquisition of a joint venture partner's interest in one Property (see Note 3).

NOTE 19. SUBSEQUENT EVENTS

In February 2014, the lender of the non-recourse mortgage loan secured by Chapel Hill Mall in Akron, OH notified the Company that the loan had been placed in default. Chapel Hill Mall generates insufficient income levels to cover the debt service on the mortgage, which had a balance of $68,681 at December 31, 2013.

In February 2014, the Company received a partial settlement of $800 from certain of the defendants in the matter described in Note 14. Litigation continues with other defendants in the matter.

In February 2014, Fremaux amended and restated its loan agreement to increase the capacity on its construction loan from $46,000 to $47,291 for additional development costs related to Fremaux Town Center.

In January 2014, the Company retired an operating property loan, with a principal balance of $122,375 outstanding as of December 31, 2013, with borrowings from its credit facilities. The loan was secured by St. Clair Square in Fairview Heights, IL. The Company paid a prepayment fee of $1,249 in connection with the early retirement of this loan, which was scheduled to mature in December 2016.

In January 2014, the foreclosure of Citadel Mall was complete and the lender received the deed to the Property in satisfaction of the non-recourse debt, which had a balance of $68,169 as of December 31, 2013. The Company expects to recognize a gain of approximately $44,564 related to the extinguishment of this debt in the first quarter of 2014.

Schedule II

CBL & ASSOCIATES PROPERTIES, INC.
CBL & ASSOCIATES LIMITED PARTNERSHIP
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Tenant receivables - allowance for doubtful accounts:
Balance, beginning of year	$1,977	$1,760	$3,167
Additions in allowance charged to expense	1,253	798	1,670
Transfer to other receivables - allowance	—	—	(1,400)
Bad debts charged against allowance	(851)	(581)	(1,677)
Balance, end of year	$2,379	$1,977	$1,760

	Year Ended December 31,
	2013	2012	2011
Other receivables - allowance for doubtful accounts:
Balance, beginning of year	$1,270	$1,400	$—
Additions in allowance charged to expense	—	—	—
Transfer from tenant receivables - allowance	—	—	1,400
Bad debts charged against allowance	(29)	(130)	—
Balance, end of year	$1,241	$1,270	$1,400

SCHEDULE III
CBL & ASSOCIATES PROPERTIES, INC.
CBL & ASSOCIATES LIMITED PARTNERSHIP
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2013
(In thousands)

		Initial Cost(A)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (B)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D)	Date of Construction / Acquisition
MALLS:
Acadiana Mall, Lafayette, LA	134,933	22,511	145,769	14,875	—	22,511	160,644	183,155	(57,868)	2005
Alamance Crossing, Burlington, NC	49,350	20,853	63,105	39,269	(2,528)	18,325	102,374	120,699	(20,199)	2007
Arbor Place, Douglasville, GA	119,319	7,862	95,330	24,280	—	7,862	119,610	127,472	(48,683)	1998-1999
Asheville Mall, Asheville, NC	74,819	7,139	58,747	49,461	(805)	6,334	108,208	114,542	(41,478)	1998
Bonita Lakes Mall, Meridian, MS	—	4,924	31,933	6,700	(985)	4,924	37,648	42,572	(16,505)	1997
Brookfield Square, Brookfield, WI	90,117	8,996	84,250	45,413	(18)	9,170	129,471	138,641	(46,005)	2001
Burnsville Center, Burnsville, MN	77,565	12,804	71,355	52,440	(1,157)	16,102	119,340	135,442	(44,771)	1998
Cary Towne Center, Cary, NC	53,679	23,688	74,432	27,383	—	23,701	101,802	125,503	(33,569)	2001
Chapel Hill Mall, Akron, OH	68,681	6,578	68,043	13,764	—	6,578	81,807	88,385	(22,428)	2004
CherryVale Mall, Rockford, IL	80,364	11,892	63,973	54,905	(1,667)	11,608	117,495	129,103	(36,086)	2001
Chesterfield Mall, Chesterfield, MO	140,000	11,083	282,140	2,433	—	11,083	284,573	295,656	(58,711)	2007
Citadel Mall, Charleston, SC	68,169	10,990	44,008	(30,065)	(1,289)	4,926	18,718	23,644	(461)	2001
College Square, Morristown, TN	—	2,954	17,787	22,847	(88)	2,866	40,634	43,500	(18,915)	1987-1988
Columbia Place, Columbia, SC	27,265	1,526	52,348	(47,218)	(423)	1,103	5,130	6,233	(476)	2002
Cross Creek Mall, Fayetteville, NC	133,964	19,155	104,353	31,147	—	20,169	134,486	154,655	(32,559)	2003
Dakota Square Mall, Minot, ND	57,642	4,552	87,625	2,296	—	4,552	89,921	94,473	(4,401)	2012
Eastland Mall, Bloomington, IL	59,400	5,746	75,893	7,255	(754)	5,304	82,836	88,140	(24,442)	2005
East Towne Mall, Madison, WI	68,539	4,496	63,867	41,566	(366)	4,130	105,433	109,563	(35,160)	2002
EastGate Mall , Cincinnati, OH	41,101	13,046	44,949	26,666	(1,017)	12,029	71,615	83,644	(23,936)	2001
Fashion Square, Saginaw, MI	40,675	15,218	64,970	11,513	—	15,218	76,483	91,701	(26,199)	2001
Fayette Mall, Lexington, KY	175,318	25,194	84,267	72,269	11	25,205	156,536	181,741	(41,777)	2001
Frontier Mall , Cheyenne, WY	—	2,681	15,858	18,654	—	2,681	34,512	37,193	(18,867)	1984-1985
Foothills Mall, Maryville, TN	—	5,558	25,244	11,652	—	5,558	36,896	42,454	(22,010)	1996
Greenbrier Mall, Chesapeake, VA	75,543	3,181	107,355	12,887	(626)	2,555	120,242	122,797	(30,140)	2004
Hamilton Place, Chattanooga, TN	103,888	3,532	42,623	39,866	(441)	3,091	82,489	85,580	(41,954)	2007
Hanes Mall, Winston-Salem, NC	153,977	17,176	133,376	45,635	(948)	16,808	178,431	195,239	(57,508)	2001
Harford Mall, Bel Air, MD	—	8,699	45,704	21,590	—	8,699	67,294	75,993	(19,236)	2003
Hickory Point, (Forsyth) Decatur, IL	29,005	10,731	31,728	12,450	(293)	10,439	44,177	54,616	(14,573)	2005
Honey Creek Mall, Terre Haute, IN	29,988	3,108	83,358	12,367	—	3,108	95,725	98,833	(24,809)	2004
Imperial Valley Mall, El Centro, CA	51,278	35,378	70,549	160	—	35,378	70,709	106,087	(2,478)	2012
Janesville Mall, Janesville, WI	3,797	8,074	26,009	8,035	—	8,074	34,044	42,118	(13,258)	1998
Jefferson Mall, Louisville, KY	69,599	13,125	40,234	23,653	(521)	12,604	63,887	76,491	(20,828)	2001
Kirkwood Mall , Bismarck ND	39,778	3,368	118,945	963	—	3,368	119,908	123,276	(3,902)	2012

SCHEDULE III
CBL & ASSOCIATES PROPERTIES, INC.
CBL & ASSOCIATES LIMITED PARTNERSHIP
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2013
(In thousands)

		Initial Cost(A)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (B)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D)	Date of Construction / Acquisition
The Lakes Mall, Muskegon, MI	—	3,328	42,366	11,398	—	3,328	53,764	57,092	(21,896)	2000-2001
Lakeshore Mall, Sebring, FL	—	1,443	28,819	7,210	(169)	1,274	36,029	37,303	(18,182)	1991-1992
Laurel Park Place, Livonia, MI	—	13,289	92,579	10,005	—	13,289	102,584	115,873	(32,705)	2005
Layton Hills Mall, Layton, UT	96,433	20,464	99,836	12,569	(275)	20,189	112,405	132,594	(31,971)	2005
Madison Square, Huntsville, AL	—	17,596	39,186	(48,810)	—	2,550	5,422	7,972	—	1984
Mall del Norte, Laredo, TX	113,400	21,734	142,049	49,273	—	21,734	191,322	213,056	(57,901)	2004
Meridian Mall , Lansing, MI	—	529	103,678	67,057	—	2,232	169,032	171,264	(66,114)	1998
Midland Mall, Midland, MI	33,894	10,321	29,429	9,591	—	10,321	39,020	49,341	(14,725)	2001
Mid Rivers Mall, St. Peters, MO	—	16,384	170,582	12,798	—	16,384	183,380	199,764	(37,655)	2007
Monroeville Mall, Pittsburgh, PA	—	22,195	177,214	56,942	—	24,716	231,635	256,351	(55,932)	2004
Northgate Mall, Chattanooga, TN	—	2,330	8,960	10,406	—	2,330	19,366	21,696	(1,167)	2011
Northpark Mall, Joplin, MO	—	9,977	65,481	33,633	—	10,962	98,129	109,091	(30,191)	2004
Northwoods Mall, Charleston, SC	71,294	14,867	49,647	19,460	(2,339)	12,528	69,107	81,635	(23,035)	2001
Old Hickory Mall, Jackson, TN	—	15,527	29,413	6,508	—	15,527	35,921	51,448	(12,958)	2001
The Outlet Shoppes at Atlanta, Woodstock, GA	79,902	7,186	96,640	(42,216)	—	7,186	54,424	61,610	(1,220)	2013
The Outlet Shoppes at El Paso, El Paso, TX	65,465	9,239	96,640	1,218	—	9,239	97,858	107,097	(6,677)	2012
The Outlet Shoppes at Gettysburg, Gettysburg, PA	39,437	20,953	22,180	463	—	20,953	22,643	43,596	(2,154)	2012
The Outlet Shoppes at Oklahoma City, Oklahoma City, OK	57,812	8,364	50,268	11,778	—	8,368	62,042	70,410	(9,788)	2011
Parkdale Mall, Beaumont, TX	89,991	23,850	47,390	49,644	(307)	23,543	97,034	120,577	(30,350)	2001
Park Plaza Mall, Little Rock, AR	93,909	6,297	81,638	35,254	—	6,304	116,885	123,189	(38,851)	2004
Parkway Place, Huntsville, AL	39,433	6,364	67,067	1,883	—	6,364	68,950	75,314	(8,585)	2010
Pearland Town Center, Pearland, TX	17,570	16,300	108,615	13,849	(366)	15,443	122,955	138,398	(27,284)	2008
Post Oak Mall, College Station, TX	—	3,936	48,948	12,167	(327)	3,608	61,116	64,724	(27,005)	1984-1985
Randolph Mall, Asheboro, NC	—	4,547	13,927	10,442	—	4,547	24,369	28,916	(7,888)	2001
Regency Mall, Racine, WI	—	3,384	36,839	15,238	—	4,244	51,217	55,461	(18,577)	2001
Richland Mall, Waco, TX	—	9,874	34,793	9,243	—	9,887	44,023	53,910	(14,581)	2002
River Ridge Mall, Lynchburg, VA	—	4,824	59,052	12,413	(94)	4,731	71,464	76,195	(15,738)	2003
South County Center, St. Louis, MO	—	15,754	159,249	13,775	—	15,754	173,024	188,778	(34,169)	2007
Southaven Towne Center, Southaven, MS	40,929	8,255	29,380	13,207	—	8,478	42,364	50,842	(12,820)	2005
Southpark Mall, Colonial Heights, VA	65,531	9,501	73,262	30,190	—	11,282	101,671	112,953	(28,350)	2003
Stroud Mall, Stroudsburg, PA	33,243	14,711	23,936	21,252	—	14,711	45,188	59,899	(14,846)	1998
St. Clair Square, Fairview Heights, IL	122,375	11,027	75,620	33,946	—	11,027	109,566	120,593	(43,297)	1996
Sunrise Mall, Brownsville, TX	—	11,156	59,047	(1,662)	—	11,156	57,385	68,541	(16,532)	2003

SCHEDULE III
CBL & ASSOCIATES PROPERTIES, INC.
CBL & ASSOCIATES LIMITED PARTNERSHIP
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2013
(In thousands)

		Initial Cost(A)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (B)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D)	Date of Construction / Acquisition
Turtle Creek Mall , Hattiesburg, MS	—	2,345	26,418	19,057	—	3,535	44,285	47,820	(19,671)	1993-1995
Valley View Mall, Roanoke, VA	61,027	15,985	77,771	17,615	—	15,999	95,372	111,371	(25,501)	2003
Volusia Mall, Daytona Beach, FL	51,586	2,526	120,242	15,885	—	6,431	132,222	138,653	(32,570)	2004
Walnut Square, Dalton, GA	—	50	15,138	16,746	—	50	31,884	31,934	(17,164)	1984-1985
Wausau Center, Wausau, WI	18,790	5,231	24,705	16,901	(5,231)	—	41,606	41,606	(16,347)	2001
West Towne Mall, Madison, WI	96,811	9,545	83,084	44,443	—	9,545	127,527	137,072	(40,435)	2002
WestGate Mall, Spartanburg, SC	38,818	2,149	23,257	45,178	(432)	1,742	68,410	70,152	(32,855)	1995
Westmoreland Mall, Greensburg, PA	—	4,621	84,215	15,056	—	4,621	99,271	103,892	(32,316)	2002
York Galleria, York, PA	53,093	5,757	63,316	9,176	—	5,757	72,492	78,249	(27,200)	1995

ASSOCIATED CENTERS:
Annex at Monroeville, Monroeville, PA	—	716	29,496	(707)	—	716	28,789	29,505	(6,846)	2004
Bonita Lakes Crossing, Meridian, MS	—	794	4,786	8,679	—	794	13,465	14,259	(5,286)	1997
Chapel Hill Suburban, Akron, OH	—	925	2,520	935	—	925	3,455	4,380	(948)	2004
CoolSprings Crossing, Nashville, TN	12,427	2,803	14,985	4,549	—	3,554	18,783	22,337	(10,576)	1991-1993
Courtyard at Hickory Hollow, Nashville, TN	—	3,314	2,771	(2,099)	(231)	1,500	2,255	3,755	(142)	1998
EastGate Crossing, Cincinnati, OH	15,024	707	2,424	7,963	(11)	696	10,387	11,083	(3,149)	2001
Foothills Plaza, Maryville, TN	—	269	4,092	1,478	—	289	5,550	5,839	(3,466)	1984-1988
Frontier Square, Cheyenne, WY	—	346	684	374	(86)	260	1,058	1,318	(595)	1985
Gunbarrel Pointe, Chattanooga, TN	11,067	4,170	10,874	3,380	—	4,170	14,254	18,424	(4,451)	2000
Hamilton Corner, Chattanooga, TN	15,289	630	5,532	5,845	—	734	11,273	12,007	(5,483)	1986-1987
Hamilton Crossing, Chattanooga, TN	10,075	4,014	5,906	6,705	(1,370)	2,644	12,611	15,255	(5,691)	1987
Harford Annex , Bel Air, MD	—	2,854	9,718	853	—	2,854	10,571	13,425	(2,629)	2003
The Landing at Arbor Place, Douglasville, GA	—	4,993	14,330	1,487	(748)	4,245	15,817	20,062	(7,248)	1998-1999
Layton Hills Convenience Center, Layton Hills, UT	—	—	8	954	—	—	962	962	(273)	2005
Layton Hills Plaza, Layton Hills, UT	—	—	2	299	—	—	301	301	(133)	2005
Madison Plaza , Huntsville, AL	—	473	2,888	3,678	—	473	6,566	7,039	(4,052)	1984
The Plaza at Fayette, Lexington, KY	39,833	9,531	27,646	4,191	—	9,531	31,837	41,368	(8,294)	2006
Parkdale Crossing, Beaumont, TX	—	2,994	7,408	2,088	(355)	2,639	9,496	12,135	(2,720)	2002
The Shoppes At Hamilton Place, Chattanooga, TN	—	4,894	11,700	1,407	—	4,894	13,107	18,001	(3,384)	2003
Sunrise Commons, Brownsville, TX	—	1,013	7,525	1,108	—	1,013	8,633	9,646	(2,311)	2003
The Shoppes at St. Clair Square, Fairview Heights, IL	20,187	8,250	23,623	460	(5,044)	3,206	24,083	27,289	(6,419)	2007
The Terrace, Chattanooga, TN	13,963	4,166	9,929	8,097	—	6,536	15,656	22,192	(4,320)	1997
West Towne Crossing, Madison, WI	—	1,151	2,955	312	—	1,151	3,267	4,418	(1,013)	1998

SCHEDULE III
CBL & ASSOCIATES PROPERTIES, INC.
CBL & ASSOCIATES LIMITED PARTNERSHIP
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2013
(In thousands)

		Initial Cost(A)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (B)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D)	Date of Construction / Acquisition
WestGate Crossing, Spartanburg, SC	—	1,082	3,422	6,180	—	1,082	9,602	10,684	(3,563)	1997
Westmoreland Crossing, Greensburg, PA	—	2,898	21,167	8,955	—	2,898	30,122	33,020	(8,271)	2002

COMMUNITY CENTERS:
Cobblestone Village, Palm Coast, FL	—	6,082	12,070	(567)	(220)	4,296	13,069	17,365	(2,123)	2007
The Crossing at Marshalls Creek, Marshalls Creek, PA	—	6,456	15,351	—	—	6,456	15,351	21,807	(286)	2013
The Promenade, D'lberville, MS	51,300	16,278	48,806	14,529	(706)	15,879	63,028	78,907	(8,088)	2009
The Forum at Grand View, Madison , MS	—	9,234	17,285	14,710	(288)	9,048	31,893	40,941	(2,148)	2010
Pemberton Plaza, Vicksburg, MS	—	1,284	1,379	431	—	1,284	1,810	3,094	(578)	2004
Statesboro Crossing, Statesboro, GA	11,337	2,855	17,805	362	(235)	2,840	17,947	20,787	(2,982)	2008
Waynesville Commons, Waynesville, NC	—	3,511	6,141	13	—	3,511	6,154	9,665	(220)	2008

OFFICE BUILDINGS:
840 Greenbrier Circle, Chesapeake, VA	—	2,096	3,091	(102)	—	2,096	2,989	5,085	(743)	2007
850 Greenbrier Circle, Chesapeake, VA	—	3,154	6,881	(345)	—	3,154	6,536	9,690	(1,225)	2007
CBL Center, Chattanooga, TN	21,095	140	24,675	(12)	—	140	24,663	24,803	(12,273)	2001
CBL Center II, Chattanooga, TN	—	—	13,648	1,039	—	—	14,687	14,687	(3,283)	2008
Oak Branch Business Center, Greensboro, NC	—	535	2,192	(151)	—	535	2,041	2,576	(436)	2007
One Oyster Point, Newport News, VA	—	1,822	3,623	2	—	1,822	3,625	5,447	(610)	2007
Pearland Hotel, Pearland, TX	—	—	16,149	328	—	—	16,477	16,477	(3,019)	2008
Pearland Office, Pearland, TX	—	—	7,849	1,341	—	—	9,190	9,190	(662)	2009
Pearland Residential Mgmt, Pearland, TX	—	—	9,666	9	—	—	9,675	9,675	(1,456)	2008
Two Oyster Point, Newport News, VA	—	1,543	3,974	359	—	1,543	4,333	5,876	(1,191)	2007

DISPOSITIONS:
1500 Sunday Drive, Raleigh, NC	—	812	8,872	(9,684)	—	—	—	—	—	2007
General Cinema, Athens, GA	—	100	1,082	(1,182)	—	—	—	—	—	1984
Georgia Square , Athens, GA	—	2,982	31,071	(34,053)	—	—	—	—	—	1984
Lake Point Office Building, Greensboro, NC	—	1,435	14,261	(15,696)	—		—	—	—	2007
Panama City Mall, Panama City, FL	—	9,017	37,454	(46,471)	—	—	—	—	—	2002
Peninsula Business Center I, Newport News	—	887	1,440	(2,327)	—	—	—	—	—	2007
Peninsula Business Center II, Newport News	—	1,654	873	(2,527)	—	—	—	—	—	2007
RiverGate Mall, Nashville, TN	—	17,896	86,767	(104,663)	—	—	—	—	—	1998
Summit Fair land, Lee's Summit, MO	—	10,992	—	(10,992)	—	—	—	—	—	2010

SCHEDULE III
CBL & ASSOCIATES PROPERTIES, INC.
CBL & ASSOCIATES LIMITED PARTNERSHIP
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2013
(In thousands)

		Initial Cost(A)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (B)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D)	Date of Construction / Acquisition
SunTrust Bank Building, Greensboro, NC	—	941	18,417	(19,358)	—	—	—	—	—	2007
The Shoppes at Panama City Mall, Panama City, FL	—	1,010	8,294	(9,304)	—	—	—	—	—	2004
Village at RiverGate, Nashville, TN	—	2,641	2,808	(5,449)	—	—	—	—	—	1998

Other (E)	2,983	1,489	2,651	56	(214)	1,279	2,703	3,982	(2,376)

Developments in progress consisting of construction and Development Properties	—	—	139,383	—	—	—	139,383	139,383	—

TOTALS	$3,723,076	$939,366	$5,992,352	$1,224,759	$(32,963)	$858,619	$7,264,895	$8,123,514	$(2,056,357)

(A)	Initial cost represents the total cost capitalized including carrying cost at the end of the first fiscal year in which the property opened or was acquired.

(B)	Encumbrances represent the face amount of the mortgage and other indebtedness balance at December 31, 2013, excluding debt premium or discount.

(C)	The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $7.865 billion.

(D)	Depreciation for all properties is computed over the useful life which is generally 40 years for buildings, 10-20 years for certain improvements and 7-10 years for equipment and fixtures.

(E)	Includes non-property mortgages and unsecured credit line mortgages.

SCHEDULE III
CBL & ASSOCIATES PROPERTIES, INC.
CBL & ASSOCIATES LIMITED PARTNERSHIP
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2013
(In thousands)

CBL & ASSOCIATES PROPERTIES, INC.

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

The changes in real estate assets and accumulated depreciation for the years ending December 31, 2013, 2012, and 2011 are set forth below (in thousands):

	Year Ended December 31,
	2013	2012	2011
REAL ESTATE ASSETS:
Balance at beginning of period	$8,301,013	$7,767,819	$8,611,331
Additions during the period:
Additions and improvements	282,664	217,161	201,359
Acquisitions of real estate assets	29,912	474,623	11,197
Deductions during the period:
Disposals, deconsolidations and accumulated depreciation on impairments	(412,976)	(108,554)	(999,685)
Transfers from real estate assets	(8,031)	808	(476)
Impairment of real estate assets	(69,068)	(50,844)	(55,907)
Balance at end of period	$8,123,514	$8,301,013	$7,767,819

ACCUMULATED DEPRECIATION:
Balance at beginning of period	$1,972,031	$1,762,149	$1,721,194
Depreciation expense	253,142	247,702	260,847
Accumulated depreciation on real estate assets sold, retired, impaired or deconsolidated	(168,816)	(37,820)	(219,892)
Balance at end of period	$2,056,357	$1,972,031	$1,762,149

								Schedule IV
CBL & ASSOCIATES PROPERTIES, INC. CBL & ASSOCIATES LIMITED PARTNERSHIP MORTGAGE NOTES RECEIVABLE ON REAL ESTATE At December 31, 2013 (In thousands)
Name Of Center/Location	Interest Rate		Final Maturity Date	Monthly Payment Amount (1)		Balloon Payment At Maturity	Prior Liens	Face Amount Of Mortgage	Carrying Amount Of Mortgage (2)	Principal Amount Of Mortgage Subject To Delinquent Principal Or Interest
FIRST MORTGAGES:
Coastal Grand-Myrtle Beach - Myrtle Beach, SC	7.75%		Oct-2014	$58	(3)	$9,000	None	$9,000	$9,000	$—
One Park Place - Chattanooga, TN	5.00%		May-2022	21		—	None	3,200	1,738	—
Village Square - Houghton Lake, MI and Village at Wexford - Cadillac, MI	4.50%	(4)	Mar-2015	10	(3)	2,600	None	2,627	2,600	—
OTHER	2.67% - 9.50%	(5)	Dec-2016/ Jan-2047	17		3,340		5,782	5,782	—
				$106		$14,940		$20,609	$19,120	$—

(1)  Equal monthly installments comprised of principal and interest, unless otherwise noted.
(2)  The aggregate carrying value for federal income tax purposes was $19,120 at December 31, 2013.
(3)  Payment represents interest only.
(4)  Interest rate increases to 4.75% on April 1, 2014.
(5)  Mortgage notes receivable aggregated in Other include a variable-rate note that bears interest at prime plus 2.0%, currently at 5.25%, and a variable-rate note that bears interest at LIBOR plus 2.50%.

The changes in mortgage notes receivable were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Beginning balance	$19,383	$34,239	$30,519
Additions	—	—	15,334
Receipt of land in lieu of payment	—	—	(2,235)
Non-cash transfer	—	(12,741)	—
Write-off of uncollectable amounts	—	—	(1,900)
Payments	(263)	(2,115)	(7,479)
Ending balance	$19,120	$19,383	$34,239

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended through May 2, 2011 (q)
3.2	Amended and Restated Bylaws of the Company, as amended through November 25, 2013 (cc)
4.1	See Amended and Restated Certificate of Incorporation of the Company, as amended, and Amended and Restated Bylaws of the Company relating to the Common Stock, Exhibits 3.1 and 3.2 above
4.2	Certificate of Designations, dated June 25, 1998, relating to the 9.0% Series A Cumulative Redeemable Preferred Stock (c)
4.3	Certificate of Designation, dated April 30, 1999, relating to the Series 1999 Junior Participating Preferred Stock (c)
4.4	Terms of Series J Special Common Units of the Operating Partnership, pursuant to Article 4.4 of the Second Amended and Restated Partnership Agreement of the Operating Partnership (c)
4.5	Certificate of Designations, dated June 11, 2002, relating to the 8.75% Series B Cumulative Redeemable Preferred Stock (d)
4.6	Acknowledgment Regarding Issuance of Partnership Interests and Assumption of Partnership Agreement (f)
4.7	Certificate of Designations, dated August 13, 2003, relating to the 7.75% Series C Cumulative Redeemable Preferred Stock (e)
4.8	Certificate of Correction of the Certificate of Designations relating to the 7.75% Series C Cumulative Redeemable Preferred Stock (g)
4.9	Certificate of Designations, dated December 10, 2004, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (g)
4.9.1	Amended and Restated Certificate of Designations, dated February 25, 2010, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (m)
4.9.2	Second Amended and Restated Certificate of Designations, dated October 14, 2010, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (o)
4.10	Certificate of Designations, dated October 1, 2012, relating to the 6.625% Series E Cumulative Redeemable Preferred Stock (u)
4.11	Terms of the Series S Special Common Units of the Operating Partnership, pursuant to the Third Amendment to the Second Amended and Restated Partnership Agreement of the Operating Partnership (h)
4.12	Terms of the Series L Special Common Units of the Operating Partnership, pursuant to the Fourth Amendment to the Second Amended and Restated Partnership Agreement of the Operating Partnership (i)
4.13	Terms of the Series K Special Common Units of the Operating Partnership, pursuant to the First Amendment to the Third Amended and Restated Partnership Agreement of the Operating Partnership (i)
4.14.1	Indenture dated as of November 26, 2013, among CBL & Associates Limited Partnership, CBL & Associates Properties, Inc. and U.S. Bank National Association (dd)
4.14.2	First Supplemental Indenture, dated as of November 26, 2013, among CBL & Associates Limited Partnership, CBL & Associates Properties, Inc. and U.S. Bank National Association (dd)
4.14.3	Limited Guarantee, dated as of November 26, 2013, of CBL & Associates Properties, Inc. (dd)
4.14.4	Global note evidencing the 5.250% Senior Notes due 2023 (dd)
10.1.1	Fourth Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated November 2, 2010 (p)
10.1.2	Certificate of Designation, dated October 1, 2012, relating to the 6.625% Series E Cumulative Preferred Units (v)
10.2	Property Management Agreement between the Operating Partnership and the Management Company (a)
10.3	Property Management Agreement relating to Retained Properties (a)
10.4	Subscription Agreement relating to purchase of the Common Stock and Preferred Stock of the Management Company (a)
10.5.1	CBL & Associates Properties, Inc. Second Amended and Restated Stock Incentive Plan† (n)

Exhibit Number	Description
10.5.2	Form of Stock Restriction Agreement for restricted stock awards in 2006 and subsequent years† (k)
10.5.3	First Amendment to CBL & Associates Properties, Inc. Second Amended and Restated Stock Incentive Plan† (r)
10.5.4	CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (s)
10.5.5	Original Form of Stock Restriction Agreement for Restricted Stock Awards under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (y)
10.5.6	Form of Stock Restriction Agreement for Restricted Stock Awards under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan (effective May 2013) † (aa)*
10.5.7	Amendment No. 1 to CBL & Associates Properties, Inc. 2012 Stock Incentive Plan†
10.6.1	Form of Indemnification Agreements between the Company and the Management Company and their officers and directors, for agreements executed prior to 2013 (a)
10.6.2	Form of Indemnification Agreements between the Company and the Management Company and their officers and directors, for agreements executed in 2013 and subsequent years
10.7.1	Employment Agreement for Charles B. Lebovitz† (a)
10.7.2	Employment Agreement for John N. Foy† (a)
10.7.3	Employment Agreement for Stephen D. Lebovitz† (a)
10.7.4	Summary Description of CBL & Associates Properties, Inc. Director Compensation Arrangements†
10.7.5	CBL & Associates Properties, Inc. Tier III Post-65 Retiree Program† (w)
10.8.1	Option Agreement relating to certain Retained Properties (a)
10.8.2	Option Agreement relating to Outparcels (a)
10.9.1	Property Partnership Agreement relating to Hamilton Place (a)
10.9.2	Property Partnership Agreement relating to CoolSprings Galleria (a)
10.10.1	Acquisition Option Agreement relating to Hamilton Place (a)
10.10.2	Acquisition Option Agreement relating to the Hamilton Place Centers (a)
10.11.1	Share Ownership Agreement by and among the Company and its related parties and the Jacobs entities, dated as of January 31, 2001 (b)
10.12.1	Registration Rights Agreement by and between the Company and the Holders of SCU’s listed on Schedule A thereto, dated as of January 31, 2001 (b)
10.12.2	Registration Rights Agreement by and between the Company and Frankel Midland Limited Partnership, dated as of January 31, 2001 (b)
10.12.3	Registration Rights Agreement by and between the Company and Hess Abroms Properties of Huntsville, dated as of January 31, 2001 (b)
10.12.4	Registration Rights Agreement by and between the Company and the Holders of Series S Special Common Units of the Operating Partnership listed on Schedule A thereto, dated July 28, 2004 (h)
10.12.5	Form of Registration Rights Agreements between the Company and Certain Holders of Series K Special Common Units of the Operating Partnership, dated as of November 16, 2005 (i)
10.13.1	Amended and Restated Loan Agreement between the Operating Partnership and First Tennessee Bank National Association, dated June 8, 2012 (t)
10.13.2	Amended and Restated Loan Agreement by and among the Operating Partnership, the Company and First Tennessee Bank National Association, et. a. dated February 22, 2013 (x)
10.14
Amended and Restated Limited Liability Company Agreement of JG Gulf Coast Town Center LLC by and between JG Gulf Coast Member LLC, an Ohio limited liability company and CBL/Gulf Coast, LLC, a Florida limited liability company, dated April 27, 2005 (i)

10.15.1	Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Oak Park Mall named therein, dated as of October 17, 2005 (i)
10.15.2	First Amendment to Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Oak Park Mall named therein, dated as of November 8, 2005 (i)
10.15.3	Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Eastland Mall named therein, dated as of October 17, 2005 (i)
10.15.4	First Amendment to Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Eastland Mall named therein, dated as of November 8, 2005 (i)

Exhibit Number	Description
10.15.5	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and the owners of Hickory Point Mall named therein, dated as of October 17, 2005 (i)
10.15.6	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and the owner of Eastland Medical Building, dated as of October 17, 2005 (i)
10.15.7
Letter Agreement, dated as of October 17, 2005, between the Company and the other parties to the acquisition agreements listed above for Oak Park Mall, Eastland Mall, Hickory Point Mall and Eastland Medical Building (i)

10.16.1
Master Transaction Agreement by and among REJ Realty LLC, JG Realty Investors Corp., JG Manager LLC, JG North Raleigh L.L.C., JG Triangle Peripheral South LLC, and the Operating Partnership, effective October 24, 2005 (j)

10.16.2
Amended and Restated Limited Liability Company Agreement of Triangle Town Member, LLC by and among CBL Triangle Town Member, LLC and REJ Realty LLC, JG Realty Investors Corp. and JG Manager LLC, effective as of November 16, 2005 (j)

10.17.1	Contribution Agreement among Westfield America Limited Partnership, as Transferor, and CW Joint Venture, LLC, as Transferee, and CBL & Associates Limited Partnership, dated August 9, 2007 (l)
10.17.2
Contribution Agreement among CBL & Associates Limited Partnership, as Transferor, St. Clair Square, GP, Inc. and CW Joint Venture, LLC, as Transferee, and Westfield America Limited Partnership, dated August 9, 2007 (l)

10.17.3	Purchase and Sale Agreement between Westfield America Limited Partnership, as Transferor, and CBL & Associates Limited Partnership, as Transferee, dated August 9, 2007 (l)
10.18	Term Loan Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et al., dated July 30, 2013 (bb)
10.19.1	Third Amended and Restated Credit Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et al., dated November 13, 2012 (y)
10.19.2	First Amendment to Third Amended and Restated Credit Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et al., dated January 31, 2013 (y)
10.19.3
Waiver and Second Amendment to Third Amended and Restated Credit Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et al., dated July 30, 2013 (bb)

10.20.1	Eighth Amended and Restated Credit Agreement between CBL & Associates Limited Partnership and Wells Fargo Bank, National Association, et al., dated November 13, 2012 (y)
10.20.2	First Amendment to Eighth Amended and Restated Credit Agreement between CBL & Associates Limited Partnership and Wells Fargo Bank, National Association, et al., dated January 31, 2013 (y)
10.20.3
Waiver and Second Amendment to Eighth Amended and Restated Credit Agreement between the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et al., dated July 30, 2013 (bb)

10.21.1	Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and Cantor Fitzgerald & Co. (z)
10.21.2	Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and J.P. Morgan Securities LLC (z)
10.21.3	Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and KeyBanc Capital Markets Inc. (z)
10.21.4	Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and RBC Capital Markets, LLC (z)
10.21.5	Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and Wells Fargo Securities, LLC (z)
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of CBL & Associates Properties, Inc.
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of CBL & Associates Limited Partnership
12.3	Computation of Ratio of Earnings to Fixed Charges of CBL & Associates Properties, Inc.
12.4	Computation of Ratio of Earnings to Fixed Charges of CBL & Associates Limited Partnership

Exhibit Number	Description
21	Subsidiaries of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership
23.1	Consent of Deloitte & Touche LLP (for the Company)
23.2	Consent of Deloitte & Touche LLP (for the Operating Partnership)
24	Power of Attorney
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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(a)	Incorporated by reference to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 33-67372), as filed with the Commission on January 27, 1994.*

(b)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on February 6, 2001.*

(c)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

(d)	Incorporated by reference from the Company's Current Report on Form 8-K, dated June 10, 2002, filed on June 17, 2002.*

(e)	Incorporated by reference from the Company's Registration Statement on Form 8-A, filed on August 21, 2003.*

(f)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*

(g)	Incorporated by reference from the Company's Registration Statement on Form 8-A, filed on December 10, 2004.*

(h)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.*

(i)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on November 22, 2005.*

(j)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.*

(k)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on May 24, 2006.*

(l)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

(m)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on March 1, 2010.*

(n)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.*

(o)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on October 18, 2010.*

(p)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on November 5, 2010.*

(q)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on May 4, 2011.*

(r)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.*

(s)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on May 10, 2012.*

(t)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.*

(u)	Incorporated by reference from the Company's Registration Statement on Form 8-A, filed on October 1, 2012.*

(v)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on October 5, 2012.*

(w)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on November 9, 2012.*

(x)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on February 28, 2013.*

(y)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.*

(z)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on March 1, 2013.*

(aa)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on May 17, 2013.*

(bb)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on August 5, 2013.*

(cc)	Incorporated by reference from the Company's Current Report on Form 8-K, dated on November 25, 2013 and filed on November 26, 2013.**

(dd)	Incorporated by reference from the Company's Current Report on Form 8-K, dated and filed on November 26, 2013.**

†	A management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.

* Commission File No. 1-12494
** Commission File No. 1-12494 and 333-182515-01