Form 10-Q
period 2014-06-30
CBL & ASSOCIATES PROPERTIES INC; CBL & ASSOCIATES LIMITED PARTNERSHIP
filed 2014-08-11
CIK 910612, 915140

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014
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
As of August 4, 2014, there were 170,262,947 shares of CBL & Associates Properties, Inc.'s common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2014 of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the "Company" mean CBL & Associates Properties, Inc. and its subsidiaries. References to the "Operating Partnership" mean CBL & Associates Limited Partnership and its subsidiaries. The terms "we," "us" and "our" refer to the Company or the Company and the Operating Partnership collectively, as the context requires.

The Company is a real estate investment trust ("REIT") whose stock is traded on the New York Stock Exchange. The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At June 30, 2014, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 84.3% limited partner interest for a combined interest held by the Company of 85.3%.

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

•
certain accompanying notes to condensed consolidated financial statements, including Note 5 - Unconsolidated Affiliates, Redeemable Interests, Noncontrolling Interests and Cost Method Investments; Note 6 - Mortgage and Other Indebtedness; Note 7 - Comprehensive Income; and Note 11 - Earnings Per Share and Earnings Per Unit;

•	controls and procedures in Item 4 of Management's Discussion and Analysis; and

•	certifications of the Chief Executive Officer and Chief Financial Officer included as Exhibits 31.1 through 32.4.

CBL & Associates Properties, Inc.
CBL & Associates Limited Partnership

PART I – FINANCIAL INFORMATION

ITEM 1:   Financial Statements

CBL & Associates Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

ASSETS	June 30, 2014	December 31, 2013
Real estate assets:
Land	$852,963	$858,619
Buildings and improvements	7,085,523	7,125,512
	7,938,486	7,984,131
Accumulated depreciation	(2,126,434)	(2,056,357)
	5,812,052	5,927,774
Developments in progress	185,906	139,383
Net investment in real estate assets	5,997,958	6,067,157
Cash and cash equivalents	63,482	65,500
Receivables:
Tenant, net of allowance for doubtful accounts of $2,380 and $2,379 in 2014 and 2013, respectively	76,468	79,899
Other, net of allowance for doubtful accounts of $1,120 and $1,241 in 2014 and 2013, respectively	22,108	23,343
Mortgage and other notes receivable	40,137	30,424
Investments in unconsolidated affiliates	271,868	277,146
Intangible lease assets and other assets	229,493	242,502
	$6,701,514	$6,785,971

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness	$4,810,811	$4,857,523
Accounts payable and accrued liabilities	315,298	333,875
Total liabilities	5,126,109	5,191,398
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	36,540	34,639
Shareholders' equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized:
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding	18	18
6.625% Series E Cumulative Redeemable Preferred Stock, 690,000 shares outstanding	7	7
Common stock, $.01 par value, 350,000,000 shares authorized, 170,260,769 and 170,048,144 issued and outstanding in 2014 and 2013, respectively	1,703	1,700
Additional paid-in capital	1,962,103	1,967,644
Accumulated other comprehensive income	9,659	6,325
Dividends in excess of cumulative earnings	(583,405)	(570,781)
Total shareholders' equity	1,390,085	1,404,913
Noncontrolling interests	148,780	155,021
Total equity	1,538,865	1,559,934
	$6,701,514	$6,785,971

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Operations (In thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES:
Minimum rents	$167,631	$165,512	$336,908	$330,930
Percentage rents	1,824	2,335	5,430	7,051
Other rents	4,613	4,521	9,895	9,665
Tenant reimbursements	70,774	70,666	142,992	142,948
Management, development and leasing fees	2,813	2,850	5,948	5,925
Other	9,278	9,701	17,003	17,548
Total revenues	256,933	255,585	518,176	514,067

OPERATING EXPENSES:
Property operating	35,527	33,663	75,538	72,796
Depreciation and amortization	70,609	68,117	139,692	137,173
Real estate taxes	22,089	21,389	43,436	43,805
Maintenance and repairs	12,623	13,229	28,788	27,419
General and administrative	11,336	12,876	26,109	26,300
Loss on impairment	106	21,038	17,256	21,038
Other	7,390	8,191	13,935	14,847
Total operating expenses	159,680	178,503	344,754	343,378
Income from operations	97,253	77,082	173,422	170,689
Interest and other income	1,544	661	3,072	1,388
Interest expense	(59,277)	(57,209)	(119,783)	(117,033)
Gain (loss) on extinguishment of debt	—	(9,108)	42,660	(9,108)
Gain on sales of real estate assets	1,925	457	3,079	1,000
Gain on investment	—	2,400	—	2,400
Equity in earnings of unconsolidated affiliates	3,418	2,729	7,102	5,348
Income tax provision	(786)	(757)	(1,183)	(583)
Income from continuing operations	44,077	16,255	108,369	54,101
Operating income (loss) of discontinued operations	(59)	1,893	(558)	3,151
Gain on discontinued operations	107	91	90	872
Net income	44,125	18,239	107,901	58,124
Net income attributable to noncontrolling interests in:
Operating Partnership	(4,620)	(36)	(12,271)	(3,527)
Other consolidated subsidiaries	(1,547)	(6,479)	(2,378)	(12,560)
Net income attributable to the Company	37,958	11,724	93,252	42,037
Preferred dividends	(11,223)	(11,223)	(22,446)	(22,446)
Net income attributable to common shareholders	$26,735	$501	$70,806	$19,591

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Operations (In thousands, except per share data) (Unaudited) (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic and diluted per share data attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$0.16	$(0.01)	$0.42	$0.10
Discontinued operations	0.00	0.01	0.00	0.02
Net income attributable to common shareholders	$0.16	$0.00	$0.42	$0.12
Weighted-average common and potential dilutive common shares outstanding	170,267	166,607	170,232	164,088

Amounts attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$26,694	$(1,184)	$71,205	$16,181
Discontinued operations	41	1,685	(399)	3,410
Net income attributable to common shareholders	$26,735	$501	$70,806	$19,591

Dividends declared per common share	$0.245	$0.230	$0.490	$0.460

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$44,125	$18,239	$107,901	$58,124

Other comprehensive income (loss):
Unrealized holding gain (loss) on available-for-sale securities	1,195	(1,015)	2,196	(252)
Unrealized gain on hedging instruments	921	443	1,873	163
Reclassification of hedging effect on earnings	(551)	562	(1,099)	1,119
Total other comprehensive income (loss)	1,565	(10)	2,970	1,030

Comprehensive income	45,690	18,229	110,871	59,154
Comprehensive income attributable to noncontrolling interests in:
Operating Partnership	(4,280)	(21)	(11,907)	(3,688)
Other consolidated subsidiaries	(1,547)	(6,479)	(2,378)	(12,560)
Comprehensive income attributable to the Company	$39,863	$11,729	$96,586	$42,906

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
 (Unaudited)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2013	$40,248	$25	$1,613	$1,773,630	$6,986	$(453,561)	$1,328,693	$192,404	$1,521,097
Net income	1,996	—	—	—	—	42,037	42,037	3,863	45,900
Other comprehensive income	10	—	—	—	869	—	869	151	1,020
Dividends declared - common stock	—	—	—	—	—	(76,791)	(76,791)	—	(76,791)
Dividends declared - preferred stock	—	—	—	—	—	(22,446)	(22,446)	—	(22,446)
Issuances of 8,632,742 shares of common stock and restricted common stock	—	—	86	209,420	—	—	209,506	—	209,506
Cancellation of 35,865 shares of restricted common stock	—	—	—	(705)	—	—	(705)	—	(705)
Amortization of deferred compensation	—	—	—	1,887	—	—	1,887	—	1,887
Distributions to noncontrolling interests	(3,838)	—	—	—	—	—	—	(15,368)	(15,368)
Adjustment for noncontrolling interests	2,909	—	—	(29,057)	—	—	(29,057)	26,148	(2,909)
Adjustment to record redeemable noncontrolling interests at redemption value	(854)	—	—	815	—	—	815	39	854
Acquire controlling interest in shopping center property	—	—	—	—	—	—	—	(41,444)	(41,444)
Balance, June 30, 2013	$40,471	$25	$1,699	$1,955,990	$7,855	$(510,761)	$1,454,808	$165,793	$1,620,601

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)
(Continued)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2014	$34,639	$25	$1,700	$1,967,644	$6,325	$(570,781)	$1,404,913	$155,021	$1,559,934
Net income	2,355	—	—	—	—	93,252	93,252	12,294	105,546
Other comprehensive income (loss)	24	—	—	—	3,334	—	3,334	(388)	2,946
Dividends declared - common stock	—	—	—	—	—	(83,430)	(83,430)	—	(83,430)
Dividends declared - preferred stock	—	—	—	—	—	(22,446)	(22,446)	—	(22,446)
Issuances of 241,188 shares of common stock and restricted common stock	—	—	3	587	—	—	590	—	590
Cancellation of 28,563 shares of restricted common stock	—	—	—	(360)	—	—	(360)	—	(360)
Amortization of deferred compensation	—	—	—	2,115	—	—	2,115	—	2,115
Redemption of Operating Partnership common units	—	—	—	—	—	—	—	(2,914)	(2,914)
Distributions to noncontrolling interests	(5,744)	—	—	—	—	—	—	(17,850)	(17,850)
Adjustment for noncontrolling interests	1,482	—	—	(4,347)	—	—	(4,347)	2,865	(1,482)
Adjustment to record redeemable noncontrolling interests at redemption value	3,784	—	—	(3,536)	—	—	(3,536)	(248)	(3,784)
Balance, June 30, 2014	$36,540	$25	$1,703	$1,962,103	$9,659	$(583,405)	$1,390,085	$148,780	$1,538,865

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$107,901	$58,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139,692	142,177
Net amortization of deferred finance costs and debt premiums	3,357	2,503
Net amortization of intangible lease assets and liabilities	267	(180)
Gain on sales of real estate assets	(3,079)	(1,000)
Gain on investment	—	(2,400)
Gain on discontinued operations	(90)	(872)
Write-off of development projects	34	1
Share-based compensation expense	2,605	1,887
Loss on impairment	17,256	21,038
Loss on impairment from discontinued operations	681	—
(Gain) loss on extinguishment of debt	(42,660)	9,108
Equity in earnings of unconsolidated affiliates	(7,102)	(5,348)
Distributions of earnings from unconsolidated affiliates	8,965	7,911
Provision for doubtful accounts	1,912	927
Change in deferred tax accounts	316	1,824
Changes in:
Tenant and other receivables	2,274	(5,796)
Other assets	(1,461)	5,173
Accounts payable and accrued liabilities	(24,752)	(45,408)
Net cash provided by operating activities	206,116	189,669

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(114,510)	(147,327)
Acquisition of real estate assets	—	(26,444)
(Additions) reductions to restricted cash	3,393	(528)
Proceeds from sales of real estate assets	10,298	45,039
Additions to mortgage and other notes receivable	—	(2,700)
Payments received on mortgage and other notes receivable	287	3,699
Proceeds from sales of investments and available-for-sale securities	—	15,877
Additional investments in and advances to unconsolidated affiliates	(8,229)	(29,079)
Distributions in excess of equity in earnings of unconsolidated affiliates	14,713	4,239
Changes in other assets	(3,167)	(11,677)
Net cash used in investing activities	(97,215)	(148,901)

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$379,619	$752,835
Principal payments on mortgage and other indebtedness	(356,918)	(882,239)
Additions to deferred financing costs	(113)	(900)
Prepayment fees on extinguishment of debt	(1,249)	(8,708)
Proceeds from issuances of common stock	82	209,506
Purchase of noncontrolling interest in the Operating Partnership	(2,914)	—
Distributions to noncontrolling interests	(23,603)	(29,437)
Dividends paid to holders of preferred stock	(22,446)	(22,446)
Dividends paid to common shareholders	(83,377)	(73,197)
Net cash used in financing activities	(110,919)	(54,586)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,018)	(13,818)
CASH AND CASH EQUIVALENTS, beginning of period	65,500	78,248
CASH AND CASH EQUIVALENTS, end of period	$63,482	$64,430

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$117,004	$114,360

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Balance Sheets
(In thousands, except unit data)
(Unaudited)

ASSETS	June 30, 2014	December 31, 2013
Real estate assets:
Land	$852,963	$858,619
Buildings and improvements	7,085,523	7,125,512
	7,938,486	7,984,131
Accumulated depreciation	(2,126,434)	(2,056,357)
	5,812,052	5,927,774
Developments in progress	185,906	139,383
Net investment in real estate assets	5,997,958	6,067,157
Cash and cash equivalents	63,461	65,486
Receivables:
Tenant, net of allowance for doubtful accounts of $2,380 and $2,379 in 2014 and 2013, respectively	76,468	79,899
Other, net of allowance for doubtful accounts of $1,120 and $1,241 in 2014 and 2013, respectively	22,108	23,343
Mortgage and other notes receivable	40,137	30,424
Investments in unconsolidated affiliates	272,426	277,701
Intangible lease assets and other assets	229,374	242,383
	$6,701,932	$6,786,393

LIABILITIES, REDEEMABLE INTERESTS AND CAPITAL
Mortgage and other indebtedness	$4,810,811	$4,857,523
Accounts payable and accrued liabilities	315,283	333,876
Total liabilities	5,126,094	5,191,399
Commitments and contingencies (Note 12)
Redeemable interests:
Redeemable noncontrolling interests	6,136	5,883
Redeemable common units	30,404	28,756
Total redeemable interests	36,540	34,639
Partners' capital:
Preferred units	565,212	565,212
Common units:
General partner	9,636	9,866
Limited partners	939,186	961,175
Accumulated other comprehensive income	7,869	4,923
Total partners' capital	1,521,903	1,541,176
Noncontrolling interests	17,395	19,179
Total capital	1,539,298	1,560,355
	$6,701,932	$6,786,393

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership Condensed Consolidated Statements of Operations (In thousands, except per unit data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES:
Minimum rents	$167,631	$165,512	$336,908	$330,930
Percentage rents	1,824	2,335	5,430	7,051
Other rents	4,613	4,521	9,895	9,665
Tenant reimbursements	70,774	70,666	142,992	142,948
Management, development and leasing fees	2,813	2,850	5,948	5,925
Other	9,278	9,701	17,003	17,548
Total revenues	256,933	255,585	518,176	514,067

OPERATING EXPENSES:
Property operating	35,527	33,663	75,538	72,796
Depreciation and amortization	70,609	68,117	139,692	137,173
Real estate taxes	22,089	21,389	43,436	43,805
Maintenance and repairs	12,623	13,229	28,788	27,419
General and administrative	11,336	12,876	26,109	26,300
Loss on impairment	106	21,038	17,256	21,038
Other	7,390	8,191	13,935	14,847
Total operating expenses	159,680	178,503	344,754	343,378
Income from operations	97,253	77,082	173,422	170,689
Interest and other income	1,544	661	3,072	1,388
Interest expense	(59,277)	(57,209)	(119,783)	(117,033)
Gain (loss) on extinguishment of debt	—	(9,108)	42,660	(9,108)
Gain on sales of real estate assets	1,925	457	3,079	1,000
Gain on investment	—	2,400	—	2,400
Equity in earnings of unconsolidated affiliates	3,418	2,729	7,102	5,348
Income tax provision	(786)	(757)	(1,183)	(583)
Income from continuing operations	44,077	16,255	108,369	54,101
Operating income (loss) of discontinued operations	(59)	1,893	(558)	3,151
Gain on discontinued operations	107	91	90	872
Net income	44,125	18,239	107,901	58,124
Net income attributable to noncontrolling interests	(1,547)	(6,479)	(2,378)	(12,560)
Net income attributable to the Operating Partnership	42,578	11,760	105,523	45,564
Distributions to preferred unitholders	(11,223)	(11,223)	(22,446)	(22,446)
Net income attributable to common unitholders	$31,355	$537	$83,077	$23,118

CBL & Associates Limited Partnership Condensed Consolidated Statements of Operations (In thousands, except per unit data) (Unaudited) (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Basic and diluted per unit data attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$0.16	$(0.01)	$0.42	$0.10
Discontinued operations	0.00	0.01	0.00	0.02
Net income attributable to common unitholders	$0.16	$0.00	$0.42	$0.12
Weighted-average common and potential dilutive common units outstanding	199,726	196,153	199,734	193,633

Amounts attributable to common unitholders:
Income (loss) from continuing operations, net of preferred distributions	$31,314	$(1,148)	$83,476	$19,708
Discontinued operations	41	1,685	(399)	3,410
Net income attributable to common unitholders	$31,355	$537	$83,077	$23,118

Distributions declared per common unit	$0.253	$0.239	$0.506	$0.478

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$44,125	$18,239	$107,901	$58,124

Other comprehensive income:
Unrealized holding gain (loss) on available-for-sale securities	1,193	(1,015)	2,196	(252)
Unrealized gain on hedging instruments	921	443	1,873	163
Reclassification of hedging effect on earnings	(551)	562	(1,099)	1,119
Total other comprehensive income (loss)	1,563	(10)	2,970	1,030

Comprehensive income	45,688	18,229	110,871	59,154
Comprehensive income attributable to noncontrolling interests	(1,547)	(6,479)	(2,378)	(12,560)
Comprehensive income of the Operating Partnership	$44,141	$11,750	$108,493	$46,594

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Capital
(in thousands)
 (Unaudited)

	Redeemable Interests			Number of			Common Units
	Redeemable Noncontrolling Interests	Redeemable Common Units	Total Redeemable Interests	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Income	Total Partners' Capital	Noncontrolling Interests	Total Capital
Balance, January 1, 2013	$6,413	$33,835	$40,248	25,050	190,855	$565,212	$9,904	$877,363	$5,685	$1,458,164	$63,496	$1,521,660
Net income	1,809	187	1,996	—	—	22,446	240	22,481	—	45,167	733	45,900
Other comprehensive income	—	10	10	—	—	—	—	—	1,020	1,020	—	1,020
Distributions declared - common units	—	(2,288)	(2,288)	—	—	—	(966)	(90,615)	—	(91,581)	—	(91,581)
Distributions declared - preferred units	—	—	—	—	—	(22,446)	—		—	(22,446)	—	(22,446)
Issuances of common units	—	—	—	—	8,633	—	—	209,506	—	209,506	—	209,506
Cancellation of restricted common stock	—	—	—	—	(36)	—	—	(705)	—	(705)	—	(705)
Amortization of deferred compensation	—	15	15	—	—	—	20	1,852	—	1,872	—	1,872
Distributions to noncontrolling interests	(1,550)	—	(1,550)	—	—	—	—	—	—	—	(1,035)	(1,035)
Allocation of partners' capital	—	2,894	2,894	—	—	—	1,709	(4,603)	—	(2,894)	—	(2,894)
Adjustment to record redeemable interests at redemption value	(410)	(444)	(854)	—	—	—	9	845	—	854	—	854
Acquire controlling interest in shopping center properties	—	—	—	—	—	—	—	—	—	—	(41,444)	(41,444)
Balance, June 30, 2013	$6,262	$34,209	$40,471	25,050	199,452	$565,212	$10,916	$1,016,124	$6,705	$1,598,957	$21,750	$1,620,707

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Capital
(in thousands)
(Unaudited)
(Continued)

	Redeemable Interests			Number of			Common Units
	Redeemable Noncontrolling Interests	Redeemable Common Units	Total Redeemable Interests	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Income	Total Partners' Capital	Noncontrolling Interests	Total Capital
Balance, January 1, 2014	$5,883	$28,756	$34,639	25,050	199,593	$565,212	$9,866	$961,175	$4,923	$1,541,176	$19,179	$1,560,355
Net income	1,706	649	2,355	—	—	22,446	846	81,582	—	104,874	672	105,546
Other comprehensive income	—	24	24	—	—	—	—	—	2,946	2,946	—	2,946
Distributions declared - common units	—	(2,286)	(2,286)	—	—	—	(986)	(97,839)	—	(98,825)	—	(98,825)
Distributions declared - preferred units	—	—	—	—	—	(22,446)	—	—	—	(22,446)	—	(22,446)
Issuances of common units	—	—	—	—	242	—	—	590	—	590	—	590
Redemption of common units	—	—	—	—	(171)	—	—	(2,914)	—	(2,914)	—	(2,914)
Cancellation of restricted common stock	—	—	—	—	(29)	—	—	(360)	—	(360)	—	(360)
Amortization of deferred compensation	—	—	—	—	—	—	21	2,094	—	2,115	—	2,115
Distributions to noncontrolling interests	(3,458)	—	(3,458)	—	—	—	—	—	—	—	(2,456)	(2,456)
Allocation of partners' capital	—	1,482	1,482	—	—	—	(16)	(1,453)	—	(1,469)	—	(1,469)
Adjustment to record redeemable interests at redemption value	2,005	1,779	3,784	—	—	—	(95)	(3,689)	—	(3,784)	—	(3,784)
Balance, June 30, 2014	$6,136	$30,404	$36,540	25,050	199,635	$565,212	$9,636	$939,186	$7,869	$1,521,903	$17,395	$1,539,298

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$107,901	$58,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139,692	142,177
Net amortization of deferred finance costs and debt premiums	3,357	2,503
Net amortization of intangible lease assets and liabilities	267	(180)
Gain on sales of real estate assets	(3,079)	(1,000)
Gain on investment	—	(2,400)
Gain on discontinued operations	(90)	(872)
Write-off of development projects	34	1
Share-based compensation expense	2,605	1,887
Loss on impairment	17,256	21,038
Loss on impairment from discontinued operations	681	—
(Gain) loss on extinguishment of debt	(42,660)	9,108
Equity in earnings of unconsolidated affiliates	(7,102)	(5,348)
Distributions of earnings from unconsolidated affiliates	8,962	7,911
Provision for doubtful accounts	1,912	927
Change in deferred tax accounts	316	1,824
Changes in:
Tenant and other receivables	2,274	(5,796)
Other assets	(1,461)	5,210
Accounts payable and accrued liabilities	(24,755)	(45,480)
Net cash provided by operating activities	206,110	189,634
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(114,510)	(147,327)
Acquisition of real estate assets	—	(26,444)
(Additions) reductions to restricted cash	3,393	(528)
Proceeds from sales of real estate assets	10,298	45,039
Additions to mortgage and other notes receivable	—	(2,700)
Payments received on mortgage and other notes receivable	287	3,699
Proceeds from sales of investments and available-for-sale securities	—	15,877
Additional investments in and advances to unconsolidated affiliates	(8,229)	(29,079)
Distributions in excess of equity in earnings of unconsolidated affiliates	14,713	4,239
Changes in other assets	(3,167)	(11,677)
Net cash used in investing activities	(97,215)	(148,901)

CBL & Associates Limited Partnership Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$379,619	$752,835
Principal payments on mortgage and other indebtedness	(356,918)	(882,239)
Additions to deferred financing costs	(113)	(900)
Prepayment fees on extinguishment of debt	(1,249)	(8,708)
Proceeds from issuances of common units	82	209,506
Redemption of common units	(2,914)	—
Distributions to noncontrolling interests	(5,881)	(12,871)
Distributions to preferred unitholders	(22,446)	(22,446)
Distributions to common unitholders	(101,100)	(89,763)
Net cash used in financing activities	(110,920)	(54,586)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,025)	(13,853)
CASH AND CASH EQUIVALENTS, beginning of period	65,486	78,244
CASH AND CASH EQUIVALENTS, end of period	$63,461	$64,391

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$117,004	$114,360

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
CBL & Associates Limited Partnership
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share and per unit data)

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
CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the “Operating Partnership”). The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a variable interest entity ("VIE").  As of June 30, 2014, the Operating Partnership owned interests in the following properties:

	Malls (1)	Associated Centers	Community Centers	Office Buildings (2)	Total
Consolidated properties	73	25	7	8	113
Unconsolidated properties (3)	9	4	5	5	23
Total	82	29	12	13	136

(1)	Category consists of regional malls, open-air centers and outlet centers (including one mixed use center).

(2)	Includes CBL's corporate office building.

(3)	The Operating Partnership accounts for these investments using the equity method because one or more of the other partners have substantive participating rights.

At June 30, 2014, the Operating Partnership had interests in the following properties under development:

	Consolidated Properties			Unconsolidated Properties
	Malls	Associated Centers	Community Centers	Malls	Community Centers
Development	1	—	1	—	—
Expansions	3	—	—	—	2
Redevelopment	3	1	—	1	—
The Operating Partnership also holds options to acquire certain development properties owned by third parties.
CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At June 30, 2014, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 84.3% limited partner interest for a combined interest held by CBL of 85.3%.
As used herein, the term "Company" includes CBL & Associates Properties, Inc. and its subsidiaries, including CBL & Associates Limited Partnership and its subsidiaries, unless the context indicates otherwise. The term "Operating Partnership" refers to CBL & Associates Limited Partnership and its subsidiaries.
The noncontrolling interest in the Operating Partnership is held by CBL & Associates, Inc., its shareholders and affiliates and certain senior officers of the Company (collectively "CBL's Predecessor"), all of which contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993, and by various third parties. At June 30, 2014, CBL’s Predecessor owned a 9.1% limited partner interest and third parties owned a 5.6% limited partner interest in the Operating Partnership.  CBL's Predecessor also owned 3.4 million shares of CBL’s common stock at June 30, 2014, for a total combined effective interest of 10.8% in the Operating Partnership.
The Operating Partnership conducts the Company’s property management and development activities through its wholly-owned subsidiary, CBL & Associates Management, Inc. (the “Management Company”), to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. All intercompany transactions have been eliminated. The results for the interim period ended June 30, 2014 are not necessarily indicative of the results to be obtained for the full fiscal year.
Certain historical amounts have been reclassified to conform to the current year's presentation. The financial results of certain properties that met the criteria for classification as discontinued operations, prior to the adoption of Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity ("ASU 2014-08") in the first quarter of 2014, have been classified as discontinued operations in the condensed consolidated financial statements for all periods presented herein. Except where noted, the information presented in the Notes to Unaudited Condensed Consolidated Financial Statements excludes discontinued operations.
These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2013.
Note 2 – Recent Accounting Pronouncements
 Accounting Guidance Adopted
In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date ("ASU 2013-04"). ASU 2013-04 addresses the diversity in practice related to the recognition, measurement and disclosure of certain obligations which are not addressed within existing GAAP guidance. Such obligations under the scope of ASU 2013-04 include debt arrangements, other contractual obligations, settled litigation and judicial rulings. The guidance requires an entity to measure these joint and several obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors as well as any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose information about the nature and amount of these obligations. For public companies, ASU 2013-04 was effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-04 did not have an impact on the Company's condensed consolidated financial statements.
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). The objective of this update is to reduce the diversity in practice related to the presentation of certain unrecognized tax benefits. ASU 2013-11 provides that unrecognized tax benefits are to be presented as a reduction of a deferred tax asset for a net operating loss ("NOL") carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the governing tax law. To the extent such an NOL carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position or the entity does not intend to use the deferred tax asset for this purpose, the unrecognized tax benefit is to be recorded as a liability in the financial statements and should not be netted with a deferred tax asset. ASU 2013-11 was effective for public companies for fiscal years beginning after December 15, 2013 and interim periods within those years. The guidance is applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application was permitted. The adoption of ASU 2013-11 did not have an impact on the Company's condensed consolidated financial statements.
In April 2014, the FASB issued ASU 2014-08. This update changes the criteria for reporting discontinued operations and provides enhanced disclosures about the financial effects of discontinued operations. The intent of the guidance is to require an entity to classify disposals as discontinued operations only when they clearly represent a major strategic business shift such as a disposal of a line of business, significant geographical area or major equity method investment. For significant disposals not classified as discontinued operations, ASU 2014-08 requires the disclosure of the pre-tax income or loss attributable to the disposal for the period in which it is disposed of (or is classified as held for sale) and for all prior periods that are presented. If a significant disposal not classified as discontinued operations includes a noncontrolling interest, the pre-tax income or loss attributable to the parent for the period in which it is disposed of or is classified as held for sale is disclosed. For public companies, ASU 2014-08 is effective on a prospective basis for all disposals (or classifications as held for sale) that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company elected to adopt this guidance in the first quarter of 2014. The Company expects the majority of its disposals in the future will not meet the criteria under ASU 2014-08 to be classified as discontinued operations, which will reduce the requirement to reclassify discontinued operations for both the period of disposal (or classification as held for sale) and for comparative periods.

Accounting Guidance Not Yet Effective
In May 2014, the FASB and the International Accounting Standards Board jointly issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The objective of this converged standard is to enable financial statement users to better understand and analyze revenue by replacing current transaction and industry-specific guidance with a more principles-based approach to revenue recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other guidance such as lease and insurance contracts. For public companies, ASU 2014-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those years using one of two retrospective application methods. Early adoption is not permitted. The Company is evaluating the impact that this update may have on its consolidated financial statements.
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
Fair Value Measurements on a Recurring Basis
The following tables set forth information regarding the Company’s financial instruments that are measured at fair value on a recurring basis in the accompanying condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013:

		Fair Value Measurements at Reporting Date Using
	Fair Value at June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$16,169	$16,169	$—	$—

Liabilities:
Interest rate swaps	$3,233	$—	$3,233	$—

		Fair Value Measurements at Reporting Date Using
	Fair Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$13,973	$13,973	$—	$—
Interest rate cap	—	—	—	—

Liabilities:
Interest rate swaps	$4,007	—	$4,007	$—
The Company recognizes transfers in and out of every level at the end of each reporting period. There were no transfers between Levels 1, 2, or 3 for any periods presented.
Intangible lease assets and other assets in the condensed consolidated balance sheets include marketable securities consisting of corporate equity securities that are classified as available-for-sale.  Net unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of AOCI in redeemable noncontrolling interests, shareholders’ equity and partners' capital, and noncontrolling interests.  If a decline in the value of an investment is deemed to be other than temporary, the investment is written down to fair value and an impairment loss is recognized in the current period to the extent of the decline in value. During the three and six month periods ended June 30, 2014 and 2013, the Company did not record any write-downs related to other-than-temporary impairments.  The Company did not recognize any realized gains or losses related to sales of marketable securities during the three and six month periods ended June 30, 2014 and 2013. The fair values of the Company’s available-for-sale securities are based on quoted market prices and are classified under Level 1.
The following is a summary of the available-for-sale securities held by the Company as of June 30, 2014 and December 31, 2013:

		Gross Unrealized
	Adjusted Cost	Gains	Losses	Fair Value
June 30, 2014:
Common stocks	$4,195	$11,974	$—	$16,169

		Gross Unrealized
	Adjusted Cost	Gains	Losses	Fair Value
December 31, 2013:
Common stocks	$4,195	$9,778	$—	$13,973
The Company uses interest rate swaps and caps to mitigate the effect of interest rate movements on its variable-rate debt.  The Company had four interest rate swaps as of June 30, 2014 and four interest rate swaps and one interest rate cap at December 31, 2013, that qualified as hedging instruments and were designated as cash flow hedges.  The interest rate cap is included in intangible lease assets and other assets and the interest rate swaps are reflected in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.  The swaps and cap have met the effectiveness test criteria since inception and changes in their fair values are, thus, reported in other comprehensive income (loss) ("OCI/L") and are reclassified into earnings in the same period or periods during which the hedged items affect earnings.  The fair values of the Company’s interest rate hedges, classified under Level 2, are determined based on prevailing market data for contracts with matching durations, current and anticipated LIBOR information, consideration of the Company’s credit standing, credit risk of the counterparties and reasonable estimates about relevant future market conditions.  See Note 6 for further information regarding the Company’s interest rate hedging instruments.
The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments.  Based on the interest rates for similar financial instruments, the carrying value of mortgage and other notes receivable is a reasonable estimate of fair value.  The estimated fair value of mortgage and other indebtedness was $5,024,002 and $5,126,300 at June 30, 2014 and December 31, 2013, respectively.  The fair value was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently. The carrying amount of mortgage and other indebtedness was $4,810,811 and $4,857,523 at June 30, 2014 and December 31, 2013, respectively.
Fair Value Measurements on a Nonrecurring Basis
The Company measures the fair value of certain long-lived assets on a nonrecurring basis, through quarterly impairment testing or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company considers both quantitative and qualitative factors in its impairment analysis of long-lived assets. Significant quantitative factors include historical and forecasted information for each property such as net operating income ("NOI"), occupancy statistics and sales levels. Significant qualitative factors used include market conditions, age and condition of the property and tenant mix. Due to the significant unobservable estimates and assumptions used in the valuation of long-lived assets that experience impairment, the Company classifies such long-lived assets under Level 3 in the fair value hierarchy. The fair value analysis as of June 30, 2014 used various probability-weighted scenarios comparing the property's net book value to the sum of its estimated fair value. Assumptions included up to a 10-year holding period with a sale at the end of the holding period and capitalization rates ranging from 9% to 12%.
The following table sets forth information regarding the Company's assets that are measured at fair value on a nonrecurring basis:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
2014:
Long-lived assets	$53,348	$—	$—	$53,348	$17,256

Long-lived Assets Measured at Fair Value in 2014
During the six months ended June 30, 2014, the Company wrote down two properties to their estimated fair value. In accordance with the Company's quarterly impairment review process, the Company recorded a non-cash impairment of real estate of $12,050 in the first quarter of 2014 related to Chapel Hill Mall, located in Akron, OH, to write-down the depreciated book value to its estimated fair value of $53,348 as of March 31, 2014. The mall has experienced declining cash flows which are insufficient to cover the debt service on the mortgage secured by the property. The loan is currently in default. Additionally, the Company recognized a non-cash impairment of real estate of $5,100 when it adjusted the book value of Lakeshore Mall, located in Sebring, FL, to its estimated fair value of $13,780 based on a binding purchase agreement signed in April 2014. The sale closed in May 2014 and the Company recognized an impairment loss of $106 in the second quarter of 2014 as a result of additional closing costs.
A reconciliation of Chapel Hill Mall's carrying value for the six months ending June 30, 2014 is as follows:

Chapel Hill Mall (1)
Beginning carrying value, January 1, 2014	$66,062
Capital expenditures	10
Depreciation expense	(1,232)
Loss on impairment of real estate	(12,050)
Ending carrying value, June 30, 2014	$52,790

(1)	The revenues of Chapel Hill Mall accounted for approximately 1.0% of total consolidated revenues for the trailing twelve months ended June 30, 2014.

Note 4 – Disposals and Discontinued Operations
In the first quarter of 2014, the Company adopted ASU 2014-08, which changed the definition and criteria of property disposals classified as discontinued operations, on a prospective basis. As a result of applying this accounting guidance, the 2014 disposals listed below were not reclassified to discontinued operations as the 2013 disposals were.
2014 Dispositions
The results of operations of the properties described below, as well as any gain on extinguishment of debt and impairment losses related to those properties, are included in income from continuing operations for all periods presented, as applicable. Net proceeds from these 2014 dispositions were used to reduce the outstanding balances on the Company's credit facilities, unless otherwise noted. The following is a summary of the Company's 2014 dispositions:

				Sales Price
Sales Date	Property	Property Type	Location	Gross	Net	Gain
2014 Activity:
June	Foothills Plaza Expansion	Associated Center	Maryville, TN	$2,640	$2,387	$934
May	Lakeshore Mall (1)	Mall	Sebring, FL	14,000	13,613	—
				$16,640	$16,000	$934

(1)
The gross sales price of $14,000 consisted of a $10,000 promissory note and $4,000 in cash. See Note 8 for additional information about the note receivable. The Company recognized a loss on impairment of real estate of $5,100 in the first quarter of 2014 when it adjusted the book value of Lakeshore Mall to its estimated fair value of $13,780 based on a binding purchase agreement signed in April 2014. The sale closed in May 2014 and the Company recognized an impairment loss of $106 in the second quarter of 2014 as a result of additional closing costs.

In January 2014, the mortgage lender for Citadel Mall completed the foreclosure on the property. The lender received the title in satisfaction of the non-recourse debt which had a balance of $68,169. A non-cash loss on impairment of $20,453 was recorded in the second quarter of 2013 to write down the book value of this property to its then estimated fair value. In the first quarter of 2014, the Company recognized a non-cash gain on extinguishment of debt of $43,909 representing the difference between the book value of the debt extinguished over the net book value of the property as of the transfer date. See Note 6 for additional information.
2013 Dispositions
The results of operations of the properties described below, as well as any gains or impairment losses related to those properties, are included in discontinued operations for all periods presented, as applicable. Net proceeds from these 2013 dispositions were used to reduce the outstanding balances on the Company's credit facilities. The following is a summary of the Company's 2013 dispositions:

				Sales Price		Gain/ (Loss)
Sales Date	Property	Property Type	Location	Gross	Net
2013 Activity:
August	Georgia Square & Georgia Square Plaza, Panama City Mall & The Shoppes at Panama City, RiverGate Mall and Village at RiverGate (1)	Mall & Associated Center	Athens, GA Panama City, FL Nashville, TN	$176,000	$171,977	$—
March	1500 Sunday Drive	Office Building	Raleigh, NC	8,300	7,862	(549)
March	Peninsula I & II	Office Building	Newport News, VA	5,250	5,121	598
January	Lake Point & SunTrust	Office Building	Greensboro, NC	30,875	30,490	823
				$220,425	$215,450	$872

(1)	Net loss on impairment of $5,234 recorded in the third quarter of 2013 to write down the book value of six properties sold in a portfolio sale to the net sales price.

Total revenues of the properties described above that are included in discontinued operations were $6,858 and $14,767 for the three and six month periods ended June 30, 2013. The total net investment in real estate assets at the time of sale for the office buildings sold during the six months ended June 30, 2013 was $42,693. There were no outstanding mortgage loans for any of the office buildings that were sold during the six months ended June 30, 2013. Discontinued operations for the three and six month periods ended June 30, 2014 and 2013 also include settlements of estimated expenses based on actual amounts for properties sold during previous periods.
Note 5 – Unconsolidated Affiliates, Redeemable Interests, Noncontrolling Interests and Cost Method Investments

Unconsolidated Affiliates

At June 30, 2014, the Company had investments in the following 17 entities, which are accounted for using the equity method of accounting:

Joint Venture	Property Name	Company's Interest
CBL/T-C, LLC	CoolSprings Galleria, Oak Park Mall and West County Center	50.0%
CBL-TRS Joint Venture, LLC	Friendly Center, The Shops at Friendly Center and a portfolio of four office buildings	50.0%
CBL-TRS Joint Venture II, LLC	Renaissance Center	50.0%
El Paso Outlet Outparcels, LLC	The Outlet Shoppes at El Paso (vacant land)	50.0%
Fremaux Town Center JV, LLC	Fremaux Town Center	65.0%
Governor’s Square IB	Governor’s Plaza	50.0%
Governor’s Square Company	Governor’s Square	47.5%
High Pointe Commons, LP	High Pointe Commons	50.0%
High Pointe Commons II-HAP, LP	High Pointe Commons - Christmas Tree Shop	50.0%
JG Gulf Coast Town Center LLC	Gulf Coast Town Center	50.0%
Kentucky Oaks Mall Company	Kentucky Oaks Mall	50.0%
Mall of South Carolina L.P.	Coastal Grand—Myrtle Beach	50.0%
Mall of South Carolina Outparcel L.P.	Coastal Grand—Myrtle Beach (Coastal Grand Crossing and vacant land)	50.0%
Port Orange I, LLC	The Pavilion at Port Orange Phase I and one office building	50.0%
Triangle Town Member LLC	Triangle Town Center, Triangle Town Commons and Triangle Town Place	50.0%
West Melbourne I, LLC	Hammock Landing Phases I and II	50.0%
York Town Center, LP	York Town Center	50.0%

Although the Company had majority ownership of certain joint ventures during 2014 and 2013, it evaluated the investments and concluded that the other partners or owners in these joint ventures had substantive participating rights, such as approvals of:

•	the pro forma for the development and construction of the project and any material deviations or modifications thereto;

•	the site plan and any material deviations or modifications thereto;

•	the conceptual design of the project and the initial plans and specifications for the project and any material deviations or modifications thereto;

•	any acquisition/construction loans or any permanent financings/refinancings;

•	the annual operating budgets and any material deviations or modifications thereto;

•	the initial leasing plan and leasing parameters and any material deviations or modifications thereto; and

•	any material acquisitions or dispositions with respect to the project.
As a result of the joint control over these joint ventures, the Company accounts for these investments using the equity method of accounting.

Condensed combined financial statement information of these unconsolidated affiliates is as follows:

	As of
ASSETS	June 30, 2014	December 31, 2013
Investment in real estate assets	$2,227,426	$2,167,227
Accumulated depreciation	(587,591)	(555,174)
	1,639,835	1,612,053
Developments in progress	63,131	103,161
Net investment in real estate assets	1,702,966	1,715,214
Other assets	170,795	168,799
Total assets	$1,873,761	$1,884,013

LIABILITIES
Mortgage and other indebtedness	$1,476,916	$1,468,422
Other liabilities	41,945	48,203
Total liabilities	1,518,861	1,516,625

OWNERS' EQUITY
The Company	204,856	213,664
Other investors	150,044	153,724
Total owners' equity	354,900	367,388
Total liabilities and owners' equity	$1,873,761	$1,884,013

	Total for the Three Months Ended June 30,		Company's Share for the Three Months Ended June 30,
	2014	2013	2014	2013
Total revenues	$61,400	$60,024	$32,066	$30,776
Depreciation and amortization	(19,230)	(19,122)	(10,256)	(9,923)
Interest income	339	338	259	235
Interest expense	(18,746)	(19,043)	(9,662)	(9,764)
Operating expenses	(17,488)	(17,443)	(8,989)	(8,595)
Net income	$6,275	$4,754	$3,418	$2,729

	Total for the Six Months Ended June 30,		Company's Share for the Six Months Ended June 30,
	2014	2013	2014	2013
Total revenues	$123,221	$120,743	$64,018	$62,446
Depreciation and amortization	(38,017)	(38,270)	(20,117)	(19,871)
Interest income	679	677	518	470
Interest expense	(37,304)	(38,711)	(19,153)	(19,836)
Operating expenses	(35,669)	(36,195)	(18,164)	(17,861)
Net income	$12,910	$8,244	$7,102	$5,348

2014 Financing
The following table presents the loan activity of the Company's unconsolidated affiliates since January 1, 2014:

Date	Property	Stated Interest Rate	Maturity Date		Amount Financed or Extended
February	Fremaux Town Center - Phase I (1)	LIBOR + 2.125%	March 2016	(2)	$47,291

(1)
Fremaux Town Center JV, LLC ("Fremaux") amended and restated its March 2013 loan agreement to increase the capacity on its construction loan from $46,000 to $47,291 for additional development costs related to Fremaux Town Center. The Company has guaranteed 100% of the loan.

(2)	The construction loan has two one-year extension options, which are at the joint venture's election, for an outside maturity date of March 2018.
All of the debt on the properties owned by the unconsolidated affiliates is non-recourse, except for Fremaux, West Melbourne, Port Orange, and Gulf Coast Phase III. See Note 12 for a description of guarantees the Company has issued related to certain unconsolidated affiliates.
See Note 16 for information on a loan which closed subsequent to June 30, 2014.
CBL/T-C, LLC
In accordance with the terms of the joint venture agreement, the Company elected to purchase TIAA-CREF's 12.0% interest in Pearland Town Center in the first quarter of 2014 for $17,948. This amount represents the noncontrolling partner's unreturned equity contribution related to Pearland Town Center, which was accounted for as a financing obligation, plus accrued and unpaid preferred return at a rate of 8.0%.
Redeemable Interests
Redeemable common units of $30,404 and $28,756 at June 30, 2014 and December 31, 2013, respectively, include a partnership interest in the Operating Partnership for which the partnership agreement includes redemption provisions that may require the Operating Partnership to redeem the partnership interest for real property.

Redeemable noncontrolling interests of $6,136 and $5,883 at June 30, 2014 and December 31, 2013, respectively, include the aggregate noncontrolling ownership interest in consolidated subsidiaries that is held by third parties and for which the related partnership agreements contain redemption provisions at the holder's election that allow for redemption through cash and/or properties.

The redeemable noncontrolling interests in other consolidated subsidiaries includes the third party interest in the Company's subsidiary that provides security and maintenance services and also included, prior to their redemption by the Company in September 2013, the perpetual preferred joint venture units (“PJV units”) issued to the Westfield Group (“Westfield”) for its preferred interest in CW Joint Venture, LLC ("CWJV"), a Company-controlled entity, consisting of four of the Company's other consolidated subsidiaries.  The 2013 activity related to the redeemable noncontrolling preferred joint venture interest represented by the PJV units that the Company redeemed in September 2013 is as follows:

Six Months Ended June 30, 2013
Beginning Balance	$423,834
Net income attributable to redeemable noncontrolling preferred joint venture interest	10,228
Distributions to redeemable noncontrolling preferred joint venture interest	(10,285)
Ending Balance	$423,777

Noncontrolling Interests of the Operating Partnership
Noncontrolling interests include the aggregate noncontrolling ownership interest in the Operating Partnership's consolidated subsidiaries that is held by third parties and for which the related partnership agreements either do not include redemption provisions or are subject to redemption provisions that do not require classification outside of permanent equity. Total noncontrolling interest was $17,395 and $19,179, as of June 30, 2014 and December 31, 2013, respectively.

Noncontrolling Interests of the Company
The noncontrolling interests of the Company include the third party interests discussed above as well as the aggregate noncontrolling partnership interest in the Operating Partnership that is not owned by the Company and for which each of the noncontrolling limited partners has the right to exchange all or a portion of its partnership interests for shares of the Company’s common stock or, at the Company’s election, their cash equivalent. As of June 30, 2014, the Company's total noncontrolling interests of $148,780 consisted of noncontrolling interests in the Operating Partnership and in other consolidated subsidiaries of $131,385 and $17,395, respectively. The Company's total noncontrolling interest at December 31, 2013 of $155,021 consisted of noncontrolling interests in the Operating Partnership and in other consolidated subsidiaries of $135,842 and $19,179, respectively.
In the second quarter of 2014, a holder of 170,847 common units in the Operating Partnership exercised its conversion rights. The Company elected to pay $2,914 in cash for those units in May 2014.

Cost Method Investment
The Company owns a 6.2% noncontrolling interest in subsidiaries of Jinsheng, an established mall operating and real estate development company located in Nanjing, China. The Company accounts for its noncontrolling interest in Jinsheng using the cost method because the Company does not exercise significant influence over Jinsheng and there is no readily determinable market value of Jinsheng’s shares since they are not publicly traded.  The carrying amount of this investment was $5,325 at June 30, 2014 and December 31, 2013. The noncontrolling interest is reflected as investment in unconsolidated affiliates in the accompanying condensed consolidated balance sheets.

Variable Interest Entities
Triangle Town Member LLC
The Company holds a 50% ownership interest in the joint venture Triangle Town Member, LLC. In 2013, the Company reconsidered the entity’s status, and determined that its investment in this joint venture represents an interest in a VIE. The entity is under joint control, and therefore the Company accounts for it as an unconsolidated affiliate using the equity method of accounting as of June 30, 2014 and December 31, 2013, respectively.

JG Gulf Coast Town Center LLC
The Company holds a 50% ownership interest in the joint venture JG Gulf Coast Town Center LLC. In 2013, the Company reconsidered the entity’s status, and determined that its investment in this joint venture represents an interest in a VIE. The entity is under joint control, and therefore the Company accounts for it as an unconsolidated affiliate using the equity method of accounting as of June 30, 2014 and December 31, 2013, respectively.

West Melbourne I, LLC
The Company holds a 50% ownership interest in the joint venture West Melbourne I, LLC. In 2013, the Company reconsidered the entity’s status, and determined that its investment in this joint venture represents an interest in a VIE. The entity is under joint control, and therefore the Company accounts for it as an unconsolidated affiliate using the equity method of accounting as of June 30, 2014 and December 31, 2013, respectively.

The Promenade D’Iberville, LLC
The Company holds an 85% ownership interest in the joint venture The Promenade D'Iberville, LLC. In 2013, the Company reconsidered the entity’s status, and determined that its investment in this joint venture represents an interest in a VIE. The Company is the primary beneficiary because of its power to direct the activities of the joint venture that most significantly impact the joint venture’s economic performance as well as the obligation to absorb losses or right to receive benefits from the VIE that could be significant. As a result, the joint venture is presented in the accompanying condensed consolidated financial statements as of June 30, 2014 and December 31, 2013 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest.

Gettysburg Outlet Center Holding LLC
In the second quarter of 2012, the Company entered into a joint venture, Gettysburg Outlet Center Holding LLC, with a third party to develop, own and operate The Outlet Shoppes at Gettysburg. The Company holds a 50% ownership interest in this joint venture. The Company determined that its investment in this joint venture represents an interest in a VIE and that the Company is the primary beneficiary since it has the power to direct activities of the joint venture that most significantly impact the joint venture's economic performance as well as the obligation to absorb losses or right to receive benefits from the VIE that could be significant. As a result, the joint venture is presented in the accompanying condensed consolidated financial statements as of June 30, 2014 and December 31, 2013 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest.

El Paso Outlet Center Holding, LLC
In the second quarter of 2012, the Company entered into a joint venture, El Paso Outlet Center Holding, LLC, with a third party to develop, own and operate The Outlet Shoppes at El Paso. The Company holds a 75% ownership interest in the joint venture. The Company determined that its investment in this joint venture represents an interest in a VIE and that the Company is the primary beneficiary since it has the power to direct the activities of the joint venture that most significantly impact the joint venture's economic performance as well as the obligation to absorb losses or right to receive benefits from the VIE that could be significant. As a result, the joint venture is presented in the accompanying condensed consolidated financial statements as of June 30, 2014 and December 31, 2013 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest.
Note 6 – Mortgage and Other Indebtedness
Debt of the Company
CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that the Operating Partnership has a direct or indirect ownership interest in, is the borrower on all of the Company's debt.
CBL is a limited guarantor of the 5.25% senior notes, issued by the Operating Partnership in November 2013, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. The Company also provides a similar limited guarantee of the Operating Partnership's obligations with respect to its unsecured credit facilities and two unsecured term loans as of June 30, 2014.
CBL also has guaranteed 100% of the debt secured by The Promenade in D'Ilberville, MS, which had a balance of $48,770 at June 30, 2014.

Debt of the Operating Partnership
Mortgage and other indebtedness consisted of the following:

	June 30, 2014		December 31, 2013
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$3,423,823	5.54%	$3,527,830	5.54%
Senior unsecured notes (3)	445,587	5.25%	445,374	5.25%
Other (4)	6,826	3.50%	—	—%
Financing obligation (5)	—	—%	17,570	8.00%
Total fixed-rate debt	3,876,236	5.50%	3,990,774	5.52%
Variable-rate debt:
Non-recourse term loans on operating properties	17,262	2.28%	133,712	3.14%
Recourse term loans on operating properties	48,770	1.86%	51,300	1.87%
Construction loans	34,529	2.23%	2,983	2.17%
Unsecured lines of credit	381,212	1.55%	228,754	1.57%
Unsecured term loans	450,000	1.69%	450,000	1.71%
Other (6)	2,802	2.64%	—	—%
Total variable-rate debt	934,575	1.68%	866,749	1.91%
Total	$4,810,811	4.76%	$4,857,523	4.88%

(1)	Weighted-average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.

(2)
The Company had four interest rate swaps on notional amounts totaling $107,731 as of June 30, 2014 and $109,830 as of December 31, 2013 related to four variable-rate loans on operating properties to effectively fix the interest rate on the respective loans.  Therefore, these amounts were reflected in fixed-rate debt at June 30, 2014 and December 31, 2013.

(3)	Net of discount in the amount of $4,413 and $4,626 as of June 30, 2014 and December 31, 2013, respectively.

(4)	A subsidiary of the Management Company entered into a term loan in May 2014.

(5)
This amount represented the noncontrolling partner's unreturned equity contribution related to Pearland Town Center that was accounted for as a financing due to certain terms of the CBL/T-C, LLC joint venture agreement. In March 2014, the Company purchased the noncontrolling interest as described below.

(6)	A subsidiary of the Management Company entered into a $3,500 revolving credit facility that bears interest at LIBOR plus 249 basis points in May 2014.
Senior Unsecured Notes
In November 2013, the Operating Partnership issued $450,000 of senior unsecured notes that bear interest at 5.25% payable semiannually beginning June 1, 2014 and mature on December 1, 2023 ("the Notes"). The interest rate will be subject to an increase ranging from 0.25% to 1.00% from time to time if, on or after January 1, 2016 and prior to January 1, 2020, the ratio of secured debt to total assets of the Company, as defined, is greater than 40% but less than 45%. The Notes are redeemable at the Operating Partnership's election, in whole or in part from time to time, on not less than 30 days notice to the holders of the Notes to be redeemed. The Notes may be redeemed prior to September 1, 2023 for cash, at a redemption price equal to the greater of (1) 100% of the aggregate principal amount of the Notes to be redeemed or (2) an amount equal to the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed, discounted to the redemption date on a semi-annual basis at the treasury rate, as defined, plus 0.40%, plus accrued and unpaid interest. On or after September 1, 2023, the Notes are redeemable for cash at a redemption price equal to 100% of the aggregate principal amount of the Notes to be redeemed plus accrued and unpaid interest.
Financing Obligation
In the first quarter of 2014, the Company exercised its right to acquire the 12.0% noncontrolling interest in Pearland Town Center, which was accounted for as a financing obligation upon its sale in October 2011, from its joint venture partner. The $17,948 purchase price represents the partner's unreturned capital plus accrued and unpaid preferred return at a rate of 8.0%.
Unsecured Lines of Credit
The Company has three unsecured credit facilities that are used for retirement of secured loans, repayment of term loans, working capital, construction and acquisition purposes, as well as issuances of letters of credit.

Each facility bears interest at LIBOR plus a spread of 100 to 175 basis points based on the Company's credit ratings. As of June 30, 2014, the Company's interest rate based on its credit ratings of Baa3 from Moody's Investors Service ("Moody's") and BBB- from Fitch Ratings ("Fitch") is LIBOR plus 140 basis points. Additionally, the Company pays an annual facility fee that ranges from 0.15% to 0.35% of the total capacity of each facility. As of June 30, 2014, the annual facility fee was 0.30%. The three unsecured lines of credit had a weighted-average interest rate of 1.55% at June 30, 2014.
The following summarizes certain information about the Company's unsecured lines of credit as of June 30, 2014:

	Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date (1)
Wells Fargo - Facility A	$600,000	$222,829	(2)	November 2015	November 2016
First Tennessee	100,000	9,000	(3)	February 2016	N/A
Wells Fargo - Facility B	600,000	149,383	(4)	November 2016	November 2017
	$1,300,000	$381,212

(1)
The extension options are at the Company's election, subject to continued compliance with the terms of the facilities, and have a one-time extension fee of 0.20% of the commitment amount of each credit facility.

(2)	There was an additional $1,525 outstanding on this facility as of June 30, 2014 for letters of credit. Up to $50,000 of the capacity on this facility can be used for letters of credit.

(3)	There was an additional $113 outstanding on this facility as of June 30, 2014 for letters of credit. Up to $20,000 of the capacity on this facility can be used for letters of credit.

(4)	There was an additional $123 outstanding on this facility as of June 30, 2014 for letters of credit. Up to $50,000 of the capacity on this facility can be used for letters of credit.
Unsecured Term Loans
The Company has a $400,000 unsecured term loan, which bears interest at a variable rate of LIBOR plus 150 basis points based on the Company's current credit ratings and has a maturity date of July 2018. At June 30, 2014, the outstanding borrowings of $400,000 had an interest rate of 1.65%.
The Company also has a $50,000 unsecured term loan that bears interest at LIBOR plus 190 basis points and matures in February 2018. At June 30, 2014, the outstanding borrowings of $50,000 had a weighted-average interest rate of 2.05%.
Other
In May 2014, a consolidated, joint venture subsidiary of the Management Company closed on a $7,000 term loan which bears interest at a fixed rate of 3.5% and matures in May 2017. At June 30, 2014, the loan had an outstanding balance of $6,826 of which the Company's share was $3,413.
In May 2014, the subsidiary of the Management Company also obtained a $3,500 revolving line of credit, which bears interest at a variable rate of LIBOR plus 249 basis points and matures in June 2017. At June 30, 2014, the revolver had an outstanding balance of $2,802, of which the Company's share was $1,401.
Covenants and Restrictions
The agreements for the unsecured lines of credit, the Notes and unsecured term loans contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, minimum unencumbered asset and interest ratios, maximum secured indebtedness ratios, maximum total indebtedness ratios and limitations on cash flow distributions.  The Company believes that it was in compliance with all covenants and restrictions at June 30, 2014.
Unsecured Lines of Credit and Unsecured Term Loans
The following presents the Company's compliance with key covenant ratios, as defined, of the credit facilities and term loans as of June 30, 2014:

Ratio	Required	Actual
Debt to total asset value	< 60%	50.6%
Unencumbered asset value to unsecured indebtedness	> 1.60x	2.37x
Unencumbered NOI to unsecured interest expense	> 1.75x	4.42x
EBITDA to fixed charges (debt service)	> 1.50x	2.23x

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
Senior Unsecured Notes
The following presents the Company's compliance with key covenant ratios, as defined, of the Notes as of June 30, 2014:

Ratio	Required	Actual
Total debt to total assets	< 60%	55.0%
Secured debt to total assets	< 45% (1)	39.6%
Total unencumbered assets to unsecured debt	> 150%	226.7%
Consolidated income available for debt service to annual debt service charge	> 1.5x	3.0x

(1)	On January 1, 2020 and thereafter, secured debt to total assets must be less than 40%.

The agreements for the Notes described above contain default provisions customary for transactions of this nature (with applicable customary grace periods). Additionally, any default in the payment of any recourse indebtedness greater than or equal to $50,000 of the Operating Partnership will constitute an event of default under the Notes.
Other
Several of the Company’s malls/open-air centers, associated centers and community centers, in addition to the corporate office building, are owned by special purpose entities, created as a requirement under certain loan agreements, that are included in the Company’s condensed consolidated financial statements. The sole business purpose of the special purpose entities is to own and operate these properties. The real estate and other assets owned by these special purpose entities are restricted under the loan agreements in that they are not available to settle other debts of the Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.
Mortgages on Operating Properties
The following table presents the loans, secured by the related properties, that have been entered into since January 1, 2014:

Date	Property	Stated Interest Rate	Maturity Date (1)		Amount Financed
April	The Outlet Shoppes at Oklahoma City - Phase II (2)	LIBOR + 2.75%	April 2019	(3)	$6,000
April	The Outlet Shoppes at Oklahoma City - Phase III (4)	LIBOR + 2.75%	April 2019	(3)	5,400
April	The Outlet Shoppes at El Paso - Phase II (4)	LIBOR + 2.75%	April 2018		7,000

(1)	Excludes any extension options.
(2)
Proceeds from the operating property loan for Phase II were distributed to the partners in accordance with the terms of the partnership agreement. The Company's share of the proceeds was used to reduce the balances on its credit facilities.

(3)	The loan has two one-year extension options, which are at the consolidated joint venture's election, for an outside maturity date of April 2021.
(4)	The Operating Partnership has guaranteed 100% of the construction loan for the expansion of the outlet center until construction is complete and certain financial and operational metrics are met.

The Company has repaid the following loan, secured by the related property, since January 1, 2014:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
January	St. Clair Square (2)	3.25%	December 2016	$122,375

(1)	The Company retired the loan with borrowings from its credit facilities.

(2)	The Company recorded a loss on extinguishment of debt from a $1,249 prepayment fee.
In February 2014, the lender of the non-recourse mortgage loan secured by Chapel Hill Mall in Akron, OH notified the Company that the loan had been placed in default. Chapel Hill Mall generates insufficient income levels to cover the debt service on the mortgage, which had a balance of $68,563 at June 30, 2014. In May 2014, the lender on the loan began receiving the net operating cash flows of the property each month.
In the third quarter of 2013, the lender of the non-recourse mortgage loan secured by Citadel Mall in Charleston, SC sent a formal notice of default and initiated foreclosure proceedings. Citadel Mall generated insufficient income levels to cover the debt service on the mortgage and, in the second quarter of 2013, the lender on the loan began receiving the net operating cash flows of the property each month. A foreclosure sale occurred in January 2014 and the lender received the deed to the property in satisfaction of the non-recourse debt, which had a balance of $68,169 at the time of foreclosure. The Company recognized a gain of $43,909 related to the extinguishment of debt in the first quarter of 2014. See Note 4 to the condensed consolidated financial statements for further information.
The lender of the non-recourse mortgage loan secured by Columbia Place in Columbia, SC notified the Company in the first quarter of 2012 that the loan had been placed in default. Columbia Place generates insufficient income levels to cover the debt service on the mortgage, which had a balance of $27,265 at June 30, 2014 and a contractual maturity date of September 2013. The lender on the loan receives the net operating cash flows of the property each month. The Company anticipates foreclosure will occur in 2014.
Scheduled Principal Payments
As of June 30, 2014, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, including construction loans, term loans, the notes and lines of credit, are as follows:

2014	$226,407
2015	752,147
2016	858,449
2017	498,454
2018	674,998
Thereafter	1,795,910
4,806,365
Net unamortized premiums	4,446
$4,810,811
Of the $226,407 of scheduled principal payments in 2014, $162,170 relates to the maturing principal balances of two operating property loans, $36,972 represents scheduled principal amortization and $27,265 relates to the principal balance of one operating property loan secured by Columbia Place with a maturity date of September 2013. One maturing operating property loan with a principal balance of $48,770 outstanding as of June 30, 2014 has an extension available at the Company's option, leaving one loan maturity in 2014 of $113,400 that the Company intends to retire. The servicer for the loan secured by Columbia Place is proceeding with foreclosure which the Company anticipates will occur in 2014.
The Company’s mortgage and other indebtedness had a weighted-average maturity of 4.5 years as of June 30, 2014 and 4.7 years as of December 31, 2013.

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
As of June 30, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount Outstanding
Interest Rate Swaps	4	$107,731

Instrument Type	Location in Condensed Consolidated Balance Sheet	Notional Amount Outstanding	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 6/30/14	Fair Value at 12/31/13	Maturity Date
Cap	Intangible lease assets and other assets	N/A	3-month LIBOR	5.000%	N/A	$—	Jan 2014

Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$52,077 (amortizing to $48,337)	1-month LIBOR	2.149%	$(1,546)	$(1,915)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$32,609 (amortizing to $30,276)	1-month LIBOR	2.187%	(989)	(1,226)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$12,189 (amortizing to $11,313)	1-month LIBOR	2.142%	(360)	(446)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$10,856 (amortizing to $10,083)	1-month LIBOR	2.236%	(338)	(420)	Apr 2016
					$(3,233)	$(4,007)

	Gain Recognized in OCI/L (Effective Portion)		Location of Losses Reclassified from AOCI into Earnings (Effective Portion)	Loss Recognized in Earnings (Effective Portion)		Location of Gain Recognized in Earnings (Ineffective Portion)	Gain Recognized in Earnings (Ineffective Portion)
Hedging Instrument	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2014	2013		2014	2013		2014	2013
Interest rate contracts	$370	$1,005	Interest Expense	$(551)	$(562)	Interest Expense	$—	$—

	Gain Recognized in OCI/L (Effective Portion)		Location of Losses Reclassified from AOCI into Earnings (Effective Portion)	Loss Recognized in Earnings (Effective Portion)		Location of Gain Recognized in Earnings (Ineffective Portion)	Gain Recognized in Earnings (Ineffective Portion)
Hedging Instrument	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2014	2013		2014	2013		2014	2013
Interest rate contracts	$774	$1,282	Interest Expense	$(1,099)	$(1,119)	Interest Expense	$—	$—

As of June 30, 2014, the Company expects to reclassify approximately $2,117 of losses currently reported in AOCI to interest expense within the next twelve months due to amortization of its outstanding interest rate contracts.  Fluctuations in fair values of these derivatives between June 30, 2014 and the respective dates of termination will vary the projected reclassification amount.

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
The changes in the components of AOCI for the three months ended June 30, 2014 and 2013 are as follows:

	Redeemable Noncontrolling Interests		The Company		Noncontrolling Interests
	Unrealized Gains (Losses)
	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Total
Beginning balance, April 1, 2014	$390	$329	$(872)	$8,626	$(3,245)	$1,821	$7,049
OCI before reclassifications	3	22	866	1,590	52	(417)	2,116
Amounts reclassified from AOCI (1)	—	—	(551)	—	—	—	(551)
Net current quarterly period OCI	3	22	315	1,590	52	(417)	1,565
Ending balance, June 30, 2014	$393	$351	$(557)	$10,216	$(3,193)	$1,404	$8,614
(1) Reclassified $551 of interest on cash flow hedges to Interest Expense in the condensed consolidated statements of operations.

	Redeemable Noncontrolling Interests		The Company		Noncontrolling Interests
	Unrealized Gains (Losses)
	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Total
Beginning balance, April 1, 2013	$376	$360	$(2,527)	$10,377	$(3,519)	$2,385	$7,452
OCI before reclassifications	(4)	4	115	452	(77)	62	552
Amounts reclassified from AOCI (1)	—	—	(562)	—	—	—	(562)
Net current quarterly period OCI	(4)	4	(447)	452	(77)	62	(10)
Ending balance, June 30, 2013	$372	$364	$(2,974)	$10,829	$(3,596)	$2,447	$7,442

(1)	Reclassified $562 of interest on cash flow hedges to Interest Expense in the condensed consolidated statements of operations.

The changes in the components of AOCI for the six months ended June 30, 2014 and 2013 are as follows:

	Redeemable Noncontrolling Interests		The Company		Noncontrolling Interests
	Unrealized Gains (Losses)
	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Total
Beginning balance, January 1, 2014	$387	$333	$(1,214)	$7,539	$(3,304)	$1,903	$5,644
OCI before reclassifications	6	18	1,756	2,677	111	(499)	4,069
Amounts reclassified from AOCI (1)	—	—	(1,099)	—	—	—	(1,099)
Net current quarterly period OCI	6	18	657	2,677	111	(499)	2,970
Ending balance, June 30, 2014	$393	$351	$(557)	$10,216	$(3,193)	$1,404	$8,614
(1) Reclassified $1,099 of interest on cash flow hedges to Interest Expense in the condensed consolidated statements of operations.

	Redeemable Noncontrolling Interests		The Company		Noncontrolling Interests
	Unrealized Gains (Losses)
	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Total
Beginning balance, January 1, 2013	$373	$353	$(2,756)	$9,742	$(3,563)	$2,263	$6,412
OCI before reclassifications	(1)	11	901	1,087	(33)	184	2,149
Amounts reclassified from AOCI (1)	—	—	(1,119)	—	—	—	(1,119)
Net current quarterly period OCI	(1)	11	(218)	1,087	(33)	184	1,030
Ending balance, June 30, 2013	$372	$364	$(2,974)	$10,829	$(3,596)	$2,447	$7,442

(1)	Reclassified $1,119 of interest on cash flow hedges to Interest Expense in the condensed consolidated statements of operations.

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
The changes in the components of AOCI for the three months ended June 30, 2014 and 2013 are as follows:

	Redeemable Common Units		Partners' Capital
	Unrealized Gains (Losses)
	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Total
Beginning balance, April 1, 2014	$390	$329	$(4,116)	$10,447	$7,050
OCI before reclassifications	3	22	916	1,173	2,114
Amounts reclassified from AOCI (1)	—	—	(551)	—	(551)
Net current quarterly period OCI	3	22	365	1,173	1,563
Ending balance, June 30, 2014	$393	$351	$(3,751)	$11,620	$8,613
(1)    Reclassified $551 of interest on cash flow hedges to Interest Expense in the condensed consolidated statements of operations.

	Redeemable Common Units		Partners' Capital
	Unrealized Gains (Losses)
	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Total
Beginning balance, April 1, 2013	$376	$360	$(6,046)	$12,762	$7,452
OCI before reclassifications	(4)	4	38	514	552
Amounts reclassified from AOCI (1)	—	—	(562)	—	(562)
Net current quarterly period OCI	(4)	4	(524)	514	(10)
Ending balance, June 30, 2013	$372	$364	$(6,570)	$13,276	$7,442

(1)	Reclassified $562 of interest on cash flow hedges to Interest Expense in the condensed consolidated statements of operations.

The changes in the components of AOCI for the six months ended June 30, 2014 and 2013 are as follows:

	Redeemable Common Units		Partners' Capital
	Unrealized Gains (Losses)
	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Total
Beginning balance, January 1, 2014	$387	$333	$(4,518)	$9,442	$5,644
OCI before reclassifications	6	18	1,866	2,178	4,068
Amounts reclassified from AOCI (1)	—	—	(1,099)	—	(1,099)
Net current quarterly period OCI	6	18	767	2,178	2,969
Ending balance, June 30, 2014	$393	$351	$(3,751)	$11,620	$8,613

(1)	Reclassified $1,099 of interest on cash flow hedges to Interest Expense in the condensed consolidated statements of operations.

	Redeemable Common Units		Partners' Capital
	Unrealized Gains (Losses)
	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Total
Beginning balance, January 1, 2013	$373	$353	$(6,319)	$12,005	$6,412
OCI before reclassifications	(1)	11	868	1,271	2,149
Amounts reclassified from AOCI (1)	—	—	(1,119)	—	(1,119)
Net current quarterly period OCI	(1)	11	(251)	1,271	1,030
Ending balance, June 30, 2013	$372	$364	$(6,570)	$13,276	$7,442

(1)	Reclassified $1,119 of interest on cash flow hedges to Interest Expense in the condensed consolidated statements of operations.

Note 8 – Mortgage and Other Notes Receivable
Each of the Company’s mortgage notes receivable is collateralized by either a first mortgage, a second mortgage, or by an assignment of 100% of the partnership interests that own the real estate assets.  Other notes receivable include amounts due from tenants or government-sponsored districts and unsecured notes received from third parties as whole or partial consideration for property or investments.  The Company believes that its mortgage and other notes receivable balance is fully collectable as of June 30, 2014.
Mortgage and other notes receivable consist of the following:

		As of June 30, 2014		As of December 31, 2013
	Maturity Date	Interest Rate	Balance	Interest Rate	Balance
Mortgages:
Coastal Grand - Myrtle Beach (1)	Oct 2014	7.75%	$9,000	7.75%	$9,000
Park Place	May 2022	5.00%	1,653	5.00%	1,738
Village Square	Oct 2014	4.50%	2,600	4.50%	2,600
Other	Dec 2016 - Jan 2047	2.65% - 9.50%	5,697	2.67% - 9.50%	5,782
			18,950		19,120
Other Notes Receivable:
Horizon Group - The Outlet Shoppes at Atlanta (1)	May 2015	7.00%	699	7.00%	816
Lakeshore Mall (2)	Aug 2014	5.00%	10,000	—%	—
RED Development Inc.	Nov 2023	5.00%	7,429	5.00%	7,429
Woodstock land (3)	Nov 2014	10.00%	3,059	10.00%	3,059
			21,187		11,304

			$40,137		$30,424

(1)	See Note 16 for information on payment subsequent to June 30, 2014.
(2)
In May 2014, the Company received a $10,000 promissory note as short-term financing from the buyer of Lakeshore Mall. See Note 4 for additional information on the sale. This note was paid off subsequent to June 30, 2014. See Note 16.

(3)	The note receivable was extended from May 2014 to November 2014 in the second quarter of 2014.

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

Three Months Ended June 30, 2014	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$224,960	$10,287	$4,711	$16,975	$256,933
Property operating expenses (2)	(67,662)	(2,260)	(932)	615	(70,239)
Interest expense	(48,578)	(1,996)	(651)	(8,052)	(59,277)
Other expense	(19)	—	—	(7,371)	(7,390)
Gain on sales of real estate assets	536	933	455	1	1,925
Segment profit	$109,237	$6,964	$3,583	$2,168	121,952
Depreciation and amortization expense					(70,609)
General and administrative expense					(11,336)
Interest and other income					1,544
Loss on impairment					(106)
Equity in earnings of unconsolidated affiliates					3,418
Income tax provision					(786)
Income from continuing operations					$44,077
Capital expenditures (3)	$50,702	$3,414	$1,069	$15,734	$70,919

Three Months Ended June 30, 2013	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$219,335	$10,902	$4,226	$21,122	$255,585
Property operating expenses (2)	(68,564)	(2,506)	(883)	3,672	(68,281)
Interest expense	(51,459)	(2,047)	(544)	(3,159)	(57,209)
Other expense	—	—	—	(8,191)	(8,191)
Gain on sales of real estate assets	—	—	—	457	457
Segment profit	$99,312	$6,349	$2,799	$13,901	122,361
Depreciation and amortization expense					(68,117)
General and administrative expense					(12,876)
Interest and other income					661
Loss on extinguishment of debt					(9,108)
Loss on impairment					(21,038)
Gain on investment					2,400
Equity in earnings of unconsolidated affiliates					2,729
Income tax provision					(757)
Income from continuing operations					$16,255
Capital expenditures (3)	$82,610	$6,460	$1,414	$44,314	$134,798

Six Months Ended June 30, 2014	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$454,833	$21,143	$9,249	$32,951	$518,176
Property operating expenses (2)	(141,956)	(4,755)	(2,589)	1,538	(147,762)
Interest expense	(98,594)	(3,996)	(1,300)	(15,893)	(119,783)
Other expense	(19)	—	—	(13,916)	(13,935)
Gain on sales of real estate assets	1,666	934	456	23	3,079
Segment profit	$215,930	$13,326	$5,816	$4,703	239,775
Depreciation and amortization expense					(139,692)
General and administrative expense					(26,109)
Interest and other income					3,072
Gain on extinguishment of debt					42,660
Loss on impairment					(17,256)
Equity in earnings of unconsolidated affiliates					7,102
Income tax provision					(1,183)
Income from continuing operations					$108,369
Total assets	$5,707,536	$272,940	$287,861	$433,177	$6,701,514
Capital expenditures (3)	$83,639	$12,686	$1,597	$55,491	$153,413

Six Months Ended June 30, 2013	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$450,929	$21,507	$7,885	$33,746	$514,067
Property operating expenses (2)	(146,579)	(5,182)	(1,417)	9,158	(144,020)
Interest expense	(104,396)	(4,093)	(1,121)	(7,423)	(117,033)
Other expense	—	—	—	(14,847)	(14,847)
Gain on sales of real estate assets	295	—	—	705	1,000
Segment profit	$200,249	$12,232	$5,347	$21,339	239,167
Depreciation and amortization expense					(137,173)
General and administrative expense					(26,300)
Interest and other income					1,388
Loss on extinguishment of debt					(9,108)
Loss on impairment					(21,038)
Gain on investment					2,400
Equity in earnings of unconsolidated affiliates					5,348
Income tax provision					(583)
Income from continuing operations					$54,101
Total assets	$6,021,614	$290,856	$243,642	$478,531	$7,034,643
Capital expenditures (3)	$102,167	$7,466	$2,598	$84,376	$196,607

(1)	The All Other category includes mortgage and other notes receivable, office buildings, the Management Company and the Company’s subsidiary that provides security and maintenance services.

(2)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.

(3)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

Note 10 – Equity and Capital
At-The-Market Equity Program
On March 1, 2013, the Company entered into separate controlled equity offering sales agreements (collectively, the "Sales Agreements") with a number of sales agents to sell shares of CBL's common stock, having an aggregate offering price of up to $300,000, from time to time in "at-the-market" equity offerings (as defined in Rule 415 of the Securities Act of 1933, as amended) or in negotiated transactions (the "ATM program"). In accordance with the Sales Agreements, the Company sets the parameters for the sales of shares, including the number of shares to be issued, the time period during which sales are to be made and any minimum price below which sales may not be made. The Sales Agreements provide that the sales agents are entitled to compensation for their services at a mutually agreed commission rate not to exceed 2.0% of the gross proceeds from the sales of shares sold through the ATM program. For each share of common stock issued by CBL, the Operating Partnership issues a corresponding number of common units of limited partnership interest to CBL in exchange for the contribution of the proceeds from the stock issuance. The Company includes only share issuances that have settled in the calculation of shares outstanding at the end of each period.
The Company did not sell any shares under the ATM program during the three and six month periods ended June 30, 2014. The following table summarizes issuances of common stock sold through the ATM program during the three and six month periods ended June 30, 2013:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Number of shares settled	6,530,193	8,419,298
Gross proceeds	$167,034	$211,493
Net proceeds	$165,692	$209,596
Weighted-average sales price	$25.58	$25.12
The net proceeds from the ATM sales were used to reduce the balances on the Company's credit facilities. Since the commencement of the ATM program, CBL has issued 8,419,298 shares of common stock and approximately $88,507 remains available that may be sold under this program as of June 30, 2014. Actual future sales will depend on a variety of factors including but not limited to market conditions, the trading price of CBL's common stock and the Company's capital needs. The Company has no obligation to sell the remaining shares available under the ATM program.
Note 11 – Earnings Per Share and Earnings per Unit
Earnings per Share of the Company
Basic earnings per share (“EPS”) is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potential dilutive common shares outstanding. The limited partners’ rights to convert their noncontrolling interests in the Operating Partnership into shares of common stock are not dilutive. There were no potential dilutive common shares and there were no anti-dilutive shares for the three and six month periods ended June 30, 2014 and 2013.
Earnings per Unit of the Operating Partnership
Basic earnings per unit (“EPU”) is computed by dividing net income attributable to common unitholders by the weighted-average number of common units outstanding for the period. Diluted EPU assumes the issuance of common units for all potential dilutive common units outstanding. There were no potential dilutive common units and there were no anti-dilutive units for the three and six month periods ended June 30, 2014 and 2013.

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
On March 11, 2010, The Promenade D'Iberville, LLC (“TPD”), a subsidiary of the Company, filed a lawsuit in the Circuit Court of Harrison County, Mississippi (the "Mississippi Case"), against M. Hanna Construction Co., Inc. (“M Hanna”), Gallet & Associates, Inc., LA Ash, Inc., EMJ Corporation (“EMJ”) and JEA (f/k/a Jacksonville Electric Authority), seeking damages for alleged property damage and related damages occurring at a shopping center development in D'Iberville, Mississippi. EMJ filed an answer and counterclaim denying liability and seeking to recover from TPD the retainage of approximately $327 allegedly owed under the construction contract. Kohl's Department Stores, Inc. (“Kohl's”) was granted permission to intervene in the Mississippi Case and, on April 13, 2011, filed a cross-claim against TPD alleging that TPD is liable to Kohl's for unspecified damages resulting from the actions of the defendants and for the failure to perform the obligations of TPD under a Site Development Agreement with Kohl's. Kohl's also made a claim against the Company based on the Company's guarantee of the performance of TPD under the Site Development Agreement. Although, based on information currently available, the Company believes the likelihood of an unfavorable outcome related to the claims made by EMJ and Kohl's against the Company in connection with the Mississippi case is remote, the Company is providing disclosure of this litigation due to the related party relationship between the Company and EMJ described below. In February 2014 and August 2013, TPD received partial settlements of $800 and $8,240, respectively, from certain of the defendants in the Mississippi Case described above. Litigation continues with other defendants in the matter, and a trial is scheduled for the September 2014 jury term.
TPD also has filed claims under several insurance policies in connection with this matter, and there are three pending lawsuits relating to insurance coverage. On October 8, 2010, First Mercury Insurance Company (“First Mercury”) filed an action in the United States District Court for the Eastern District of Texas against M Hanna and TPD seeking a declaratory judgment concerning coverage under a liability insurance policy issued by First Mercury to M Hanna. That case was dismissed for lack of federal jurisdiction and refiled in Texas state court. On June 13, 2011, TPD filed an action in the Chancery Court of Hamilton County, Tennessee (the "Tennessee Case") against National Union Fire Insurance Company of Pittsburgh, PA (“National Union”) and EMJ seeking a declaratory judgment regarding coverage under a liability insurance policy issued by National Union to EMJ and recovery of damages arising out of National Union's breach of its obligations. In March 2012, Zurich American and Zurich American of Illinois, which also have issued liability insurance policies to EMJ, intervened in the Tennessee Case and the case was set for trial on October 29, 2013 but, currently, the trial date has been extended while the parties mediate the case. The first mediation session took place on January 14-15, 2014, and the second session took place on March 18-19, 2014. A third session was held on May 22, 2014. On February 14, 2012, TPD filed claims in the United States District Court for the Southern District of Mississippi against Factory Mutual Insurance Company and Federal Insurance Company seeking a declaratory judgment concerning coverage under certain builders risk and property insurance policies issued by those respective insurers to the Company.
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
Guarantees
 The Company may guarantee the debt of a joint venture primarily because it allows the joint venture to obtain funding at a lower cost than could be obtained otherwise. This results in a higher return for the joint venture on its investment, and a higher return on the Company’s investment in the joint venture. The Company may receive a fee from the joint venture for providing the guaranty. Additionally, when the Company issues a guaranty, the terms of the joint venture agreement typically provide that the Company may receive indemnification from the joint venture partner or have the ability to increase its ownership interest. The guarantees expire upon repayment of the debt, unless noted otherwise.

The following table represents the Company's guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014							Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Company		Maximum Guaranteed Amount	Debt Maturity Date (1)		6/30/14	12/31/13
West Melbourne I, LLC - Phase I	50%	$40,627	25%		$10,157	Nov-2015	(2)	$65	$65
West Melbourne I, LLC - Phase II	50%	10,757	100%	(3)	10,757	Nov-2015	(2)	65	65
Port Orange I, LLC	50%	61,983	25%		15,496	Nov-2015	(2)	157	157
JG Gulf Coast Town Center LLC - Phase III	50%	5,984	100%		5,984	Jul-2015		—	—
Fremaux Town Center JV, LLC (4)	65%	36,933	100%		47,291	Mar-2016	(5)	472	460
			Total guaranty liability					$759	$747

(1)	Excludes any extension options.

(2)	The loan has two one-year extension options, which are at the unconsolidated affiliate's election, for an outside maturity date of November 2017.

(3)	The guaranty will be reduced to 25% once the construction of a Carmike Cinema is complete and the theater is operational.

(4)
The Company received a 1% fee for this guaranty when the loan was issued in March 2013. In the first quarter of 2014, the loan was modified and extended to increase the capacity to $47,291, which increased the maximum guaranteed amount.

(5)	The loan has two one-year extension options, which are at the unconsolidated affiliate's election, for an outside maturity date of March 2018.
 The Company has guaranteed the lease performance of York Town Center, LP ("YTC"), an unconsolidated affiliate in which the Company owns a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $16,400 as of June 30, 2014.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not include an obligation for this guaranty because it determined that the fair value of the guaranty was not material as of June 30, 2014 and December 31, 2013.
Performance Bonds
 The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $20,412 and $23,513 at June 30, 2014 and December 31, 2013, respectively.
Note 13 – Share-Based Compensation
As of June 30, 2014, there were two share-based compensation plans under which the Company has outstanding awards, the 2012 Plan and the 1993 Plan, as defined below. The Company can elect to make new awards under one of these plans, the CBL & Associates Properties, Inc. 2012 Stock Incentive Plan ("the 2012 Plan"), which was approved by the Company's shareholders in May 2012. The 2012 Plan permits the Company to issue stock options and common stock to selected officers, employees and non-employee directors of the Company up to a total of 10,400,000 shares. The Company did not issue any new awards under the CBL & Associates Properties, Inc. Second Amended and Restated Stock Incentive Plan ("the 1993 Plan"), which was approved by the Company's shareholders in May 2003, between the adoption of the 2012 Plan to replace the 1993 Plan in May 2012 and the termination of the 1993 Plan (as to new awards) on May 5, 2013. As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expense associated with the Company's share-based compensation plans.
Share-based compensation expense was $552 and $354 for the three months ended June 30, 2014 and 2013, respectively, and $2,468 and $1,750 for the six months ended June 30, 2014 and 2013, respectively. Share-based compensation cost capitalized as part of real estate assets was $76 and $55 for the three months ended June 30, 2014 and 2013, respectively, and $122 and $105 for the six months ended June 30, 2014 and 2013, respectively.

A summary of the status of the Company’s stock awards as of June 30, 2014, and changes during the six months ended June 30, 2014, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2014	478,216	$18.72
Granted	236,450	$17.11
Vested	(165,470)	$17.79
Forfeited	(8,010)	$18.55
Nonvested at June 30, 2014	541,186	$18.31

As of June 30, 2014, there was $8,815 of total unrecognized compensation cost related to nonvested stock awards granted under the plans, which is expected to be recognized over a weighted-average period of 3.8 years.
Note 14 – Noncash Investing and Financing Activities
The Company’s noncash investing and financing activities were as follows for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
Accrued dividends and distributions payable	$50,534	$47,546
Additions to real estate assets accrued but not yet paid	14,256	36,755
Trade-in allowance - aircraft	—	2,800
Note receivable from sale of mall (1)	10,000	—
Transfer of Citadel Mall in settlement of mortgage debt obligation, net (2)	43,909	—

(1)	See Note 8 and Note 16 for additional information.

(2)	See Note 4 for additional information.

Note 15 – Income Taxes
 The Company is qualified as a REIT under the provisions of the Internal Revenue Code. To maintain qualification as a REIT, the Company is required to distribute at least 90% of its taxable income to shareholders and meet certain other requirements.
 As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State tax expense was $918 and $1,207 during the three months ended June 30, 2014 and 2013, respectively, and $2,011 and $2,006 during the six months ended June 30, 2014 and 2013, respectively.
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

The Company recorded an income tax provision as follows for the three and six month periods ending June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Current tax benefit (provision)	$(919)	$(1,594)	$(866)	$1,241
Deferred tax benefit (provision)	133	837	(317)	(1,824)
Income tax provision	$(786)	$(757)	$(1,183)	$(583)
The Company had a net deferred tax asset of $3,710 and $4,893 at June 30, 2014 and December 31, 2013, respectively. The net deferred tax asset at June 30, 2014 and December 31, 2013 is included in intangible lease assets and other assets and primarily consisted of operating expense accruals and differences between book and tax depreciation.
 The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its condensed consolidated statements of operations.  In addition, any interest incurred on tax assessments is reported as interest expense.  The Company reported nominal interest and penalty amounts for the six month periods ended June 30, 2014 and 2013, respectively.
Note 16 – Subsequent Events
In July 2014, the Company received payment of a $10,000 note receivable from the buyer of Lakeshore Mall. The Company also received payment from Horizon Group of a $699 note receivable in July 2014. See Note 8 for additional information.
In July 2014, two subsidiaries of Mall of South Carolina L.P. and Mall of South Carolina Outparcel L.P., closed on a $126,000 non-recourse loan, secured by Coastal Grand-Myrtle Beach in Myrtle Beach, SC. The loan bears interest at a fixed rate of 4.0865% and matures in August 2024. Net proceeds were used to retire the outstanding borrowings under the previous loan, which had a balance of $75,238 as of June 30, 2014, as well as to pay off $18,000 of subordinated notes to the Company and its joint venture partner, each of which held $9,000 respectively. Excess proceeds were distributed 50/50 to the Company and its partner.
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
Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained.  It is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties.  In addition to the risk factors described in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2013 and Part II, Item 1A. of this report, such known risks and uncertainties include, without limitation:

•	general industry, economic and business conditions;

•	interest rate fluctuations;

•	costs and availability of capital and capital requirements;

•	costs and availability of real estate;

•	inability to consummate acquisition opportunities and other risks associated with acquisitions;

•	inability to dispose of lower performing properties due to the illiquidity of real estate investments;

•	competition from other companies and retail formats;

•	changes in retail demand and rental rates in our markets;

•	shifts in customer demands;

•	tenant bankruptcies or store closings;

•	changes in vacancy rates at our properties;

•	changes in operating expenses;

•	changes in applicable laws, rules and regulations;

•	changes in our credit ratings; and

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
We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a VIE. As of June 30, 2014, we owned interests in the following properties:

	Malls (1)	Associated Centers	Community Centers	Office Buildings (2)	Total
Consolidated properties	73	25	7	8	113
Unconsolidated properties (3)	9	4	5	5	23
Total	82	29	12	13	136

(1) Category consists of regional malls, open-air centers and outlet centers (including one mixed use center).
(2) Includes our corporate office building.
(3) We account for these investments using the equity method because one or more of the other partners have substantive participating rights.

At June 30, 2014, we had interests in the following properties under development:

	Consolidated Properties			Unconsolidated Properties
	Malls	Associated Centers	Community Centers	Malls	Community Centers
Development	1	—	1	—	—
Expansions	3	—	—	—	2
Redevelopment	3	1	—	1	—

We also hold options to acquire certain development properties owned by third parties.

From a strategic perspective, we are focused on enhancing long-term growth. Operationally, we are proactively taking advantage of opportunities to upgrade both mall shop and anchor retailers through value-added redevelopment, expansions and ongoing retenanting. We are also maintaining tight expense controls and finding new ways to create efficiencies in our operations.

Our path to a higher-growth portfolio is founded on upgrading the overall quality of our portfolio. In the fourth quarter of 2013, we began segmenting our malls into three tiers based solely on sales per square foot: Tier One comprises malls with sales of over $375 per square foot, Tier Two malls have sales between $300 and $375 per square foot and Tier Three malls have sales below $300 per square foot. In the coming years, our goal is to generate more than 90% of our mall NOI from Tier One and Tier Two malls, which we expect will allow us to achieve higher occupancy, leasing spreads, sales per square foot and NOI growth. Our long-term goal is to move same-center NOI growth to a sustainable range of 2-4%. To achieve these goals, we have identified 21 malls and their related associated centers that we are currently targeting for disposition. The identified malls consist primarily of Tier Three malls, but do include some Tier Two malls. We sold Lakeshore Mall, a Tier Three mall, for $14.0 million in May 2014. We continue to progress in our disposition efforts.

Investing in higher-growth opportunities is equally important to our business transformation. Our outlet, new development and redevelopment projects generate accretive returns and ongoing growth. Our strategy is to continue to invest in a pipeline of development over the next few years.

Our second quarter 2014 results reflect the positive impact of our strategic initiatives and are in-line with our expectations. Same-center NOI increased 1.9% in the second quarter of 2014 as compared to the prior-year period. Leasing spreads were up 11.7% for stabilized mall leases signed in the second quarter of 2014 and occupancy for our total portfolio was 93.5%, an increase of 50 basis points as compared to 93.0% in the second quarter of 2013.
Financially, our investment grade ratings have increased our flexibility and borrowing options in the public debt markets as evidenced by our debut bond offering last year. We also have availability of approximately $0.9 billion through our credit facilities, which enables us to pursue strategic acquisitions and reinvest in our portfolio. In conjunction with our operational initiatives described above, our goal is to continue to build a high-quality unencumbered asset pool, which will reduce our cost of capital and provide us more opportunities to access the capital markets. We plan to continue to retire debt on our wholly-owned properties at the earliest prepayment date and our goal is to reduce our leverage on our balance sheet to a ratio of debt to total asset value of less than 50% as we implement these plans over the next few years.

RESULTS OF OPERATIONS
Properties that were in operation for the entire year during 2013 and the six months ended June 30, 2014 are referred to as the “Comparable Properties.”  Since January 1, 2013, we have opened one outlet center and two community center developments as follows:

Property	Location	Date Opened
New Developments:
The Crossings at Marshalls Creek	Middle Smithfield, PA	June 2013
The Outlet Shoppes at Atlanta (1)	Woodstock, GA	July 2013
Fremaux Town Center (2)	Slidell, LA	March 2014

(1)	The Outlet Shoppes at Atlanta is a 75/25 joint venture and is included in the accompanying condensed consolidated statements of operations on a consolidated basis.
(2)
Fremaux Town Center is a 65/35 joint venture that is accounted for using the equity method of accounting and is included in equity in earnings of unconsolidated affiliates in the accompanying condensed consolidated statements of operations.

Of these properties, The Crossings at Marshalls Creek and The Outlet Shoppes at Atlanta are included in our operations on a consolidated basis and are collectively referred to as the “New Properties.” The transactions related to the New Properties impact the comparison of the results of operations for the three and six months ended June 30, 2014 to the results of operations for the three and six months ended June 30, 2013.

Comparison of the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013
Revenues
Total revenues increased $1.3 million for the three months ended June 30, 2014 compared to the prior-year period.  Rental revenues and tenant reimbursements increased by $1.8 million due to increases of $4.4 million related to the New Properties partially offset by decreases of $1.6 million related to Citadel Mall, which was foreclosed on in January 2014, $0.7 million attributable to Lakeshore Mall, which was sold in May 2014 and $0.3 million from the Comparable Properties. The higher occupancy and improved leasing results achieved at our Comparable Properties were offset by a decline of $1.2 million attributable to our non-core properties.
Our cost recovery ratio for the quarter ended June 30, 2014 was 100.8% compared with 103.5% for the prior-year period primarily due to flat tenant reimbursements and higher real estate taxes.
The decrease of less than $0.1 million in management, development and leasing fees was primarily attributable to a decrease of $0.2 million in management fee income, partially offset by increases of $0.1 million in development fee income and $0.1 million in leasing commissions.
Other revenues decreased $0.4 million primarily due to a decrease of $1.2 million in revenue related to our subsidiary that provides security and maintenance services to third parties, which was partially offset by an increase of $0.8 million in miscellaneous revenues.
Operating Expenses
Total operating expenses decreased $18.8 million for the three months ended June 30, 2014 compared to the prior-year period, largely attributable to a $21.0 million impairment loss recorded in the prior-year quarter, which primarily related to Citadel Mall.  Property operating expenses, including real estate taxes and maintenance and repairs, increased $2.0 million primarily due to increases of $1.3 million attributable to the New Properties and $0.7 million related to the Comparable Properties. The $0.7 million increase in property operating expenses of the Comparable Properties is primarily attributable to increases in insurance expense, bad debt expense and real estate taxes, which were partially offset by a decrease in maintenance and repairs expense.
The increase in depreciation and amortization expense of $2.5 million resulted from increases of $1.3 million related to the New Properties and $1.8 million attributable to the Comparable Properties, partially offset by a decrease of $0.6 million related to the dispositions of Citadel Mall and Lakeshore Mall. The increase attributable to the Comparable Properties is primarily due to increases of $1.5 million in depreciation expense related to capital expenditures for renovations, redevelopment and deferred maintenance.

General and administrative expenses decreased $1.5 million primarily as a result of decreases in liability insurance, legal fees and travel costs, as well as an increase in capitalized overhead related to development projects. As a percentage of revenues, general and administrative expenses were 4.4% and 5.0% for the second quarters of 2014 and 2013, respectively.
In the second quarter of 2014, we recognized an impairment of $0.1 million for additional closing costs related to the sale of Lakeshore Mall. During the second quarter of 2013, we recorded non-cash impairment charges of $21.0 million, which consisted of $20.4 million related to Citadel Mall and $0.6 million attributable to the trade-in of the Company's aircraft at a price below its cost basis. The foreclosure of Citadel Mall was completed in January 2014.
Other expenses decreased $0.8 million primarily due to lower expenses related to our subsidiary that provides security and maintenance services.
Other Income and Expenses
Interest and other income increased $0.9 million compared to the prior-year period primarily due to an insurance claim reimbursement of $0.8 million received in the second quarter of 2014 and $0.1 million of interest income on a note receivable related to the sale of land at Lee's Summit in November 2013.
Interest expense increased $2.1 million for the three months ended June 30, 2014 compared to the prior-year period.    Interest expense at the property level included increases of $1.0 million from the New Properties, partially offset by decreases of $3.8 million related to the Comparable Properties and $1.0 million attributable to the foreclosure of the mortgage loan securing Citadel Mall. Interest expense at the corporate level increased $5.9 million primarily due to the interest on the bonds that were issued during the fourth quarter of 2013, the proceeds of which were used to reduce outstanding borrowings on our credit facilities that bear interest at a lower rate than the bonds.
During the second quarter of 2013, we recorded a loss on extinguishment of debt of $9.1 million in connection with the early retirement of two mortgage loans. The loss was attributable to a prepayment fee of $8.7 million for the loan payoff of Mid Rivers Mall and $0.4 million to write-off unamortized financing costs for Mid Rivers Mall and South County Center.
In the second quarter of 2014, we recognized $1.9 million of gain on sales of real estate assets which consisted of $0.9 million attributable to the sale of a portion of Foothills Plaza, an associated center located in Maryville, TN and $1.0 million for the sale of three outparcels. We recognized a $0.5 million gain on sale of real estate assets in the second quarter of 2013 attributable to the sale of four parcels of land.
We recorded a gain on investment of $2.4 million in the three months ended June 30, 2013 attributable to the payment of a note receivable related to our investment in China that was written down in 2009.
Equity in earnings of unconsolidated affiliates increased by $0.7 million during the second quarter of 2014 compared to the prior-year period. The increase is primarily attributable to increases in base rents based on occupancy gains and growth in rental rates at several unconsolidated affiliates.
The income tax provision of $0.8 million for the three months ended June 30, 2014 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current tax provision of $0.9 million and a deferred income tax benefit of $0.1 million.  During the three months ended June 30, 2013, we recorded an income tax provision of $0.8 million, consisting of a current tax provision of $1.6 million and a deferred tax benefit of $0.8 million.
The operating loss from discontinued operations for the three months ended June 30, 2014 of less than $0.1 million includes settlements of estimated expenses based on actual results for other properties sold in previous periods. Operating income from discontinued operations for the three months ended June 30, 2013 of $1.9 million includes the operating results of three malls and three associated centers that were sold in 2013, as well as settlement of estimated expenses based on actual amounts for properties sold during previous periods. The gain on discontinued operations of $0.1 million recorded in the second quarter of 2014 relates to true-ups for properties sold in previous periods. The $0.1 million gain on discontinued operations for the second quarter of 2013 represents adjustments for properties sold in previous periods.

Comparison of the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013
Revenues
Total revenues increased $4.1 million for the six months ended June 30, 2014 compared to the prior-year period.  Rental revenues and tenant reimbursements increased by $4.6 million due to increases of $8.2 million related to the New Properties and $3.8 million attributable to the Comparable Properties, partially offset by decreases of $4.2 million associated with 2014 property dispositions and $3.2 million attributable to our non-core properties. The increase in revenues at our Comparable Properties was due to higher occupancy and improved leasing results.

Our cost recovery ratio for the six months ended June 30, 2014 was 96.8% compared with 99.3% for the prior-year period primarily due to higher bad debt expense and snow removal costs in the six months ended June 30, 2014 as compared to the prior-year period.
The increase of less than $0.1 million in management, development and leasing fees was primarily attributable to an increase of $0.6 million in development fees related to the construction of an outlet center and a community center, partially offset by decreases of $0.6 million in management fee income and leasing commissions.
Other revenues decreased $0.5 million primarily due to a decrease of $0.9 million in revenue related to our subsidiary that provides security and maintenance services to third parties, which was partially offset by an increase of $0.3 million in miscellaneous revenues.
Operating Expenses
Total operating expenses increased $1.4 million for the six months ended June 30, 2014 compared to the prior-year period.  Property operating expenses, including real estate taxes and maintenance and repairs, increased $3.7 million primarily due to increases of $2.3 million attributable to the New Properties and $1.4 million related to the Comparable Properties. The increase in property operating expenses of the Comparable Properties is primarily attributable to increases in snow removal costs and bad debt expense, which were partially offset by a decrease in real estate taxes.
The increase in depreciation and amortization expense of $2.5 million resulted from increases of $2.5 million related to the New Properties and $1.0 million attributable to the Comparable Properties, which were partially offset by a decrease of $1.0 million related to 2014 dispositions. The $1.0 million increase attributable to the Comparable Properties is primarily due to increases of $3.0 million in depreciation expense related to capital expenditures for renovations, redevelopment and deferred maintenance, which were partially offset by a decrease in amortization of in-place leases.
General and administrative expenses decreased $0.2 million primarily as a result of decreases in legal fees and travel costs and increases in capitalized overhead related to development projects, which were partially offset by increases in payroll and related costs and share-based compensation expense. As a percentage of revenues, general and administrative expenses were 5.0% and 5.1% for the six month periods ended June 30, 2014 and 2013, respectively.
During the six months ended June 30, 2014, we recorded a non-cash impairment of real estate in continuing operations of $17.3 million to reduce the depreciated book value of Lakeshore Mall and Chapel Hill Mall to their estimated fair values. See Note 3 to the condensed consolidated financial statements for additional information. During the six months ended June 30, 2013, we recorded non-cash impairment charges of $21.0 million, which consisted of $20.4 million related to Citadel Mall and $0.6 million attributable to the trade-in of the Company's aircraft at a price below its cost basis.
Other expenses decreased $0.9 million primarily due to lower expenses related to our subsidiary that provides security and maintenance services.
Other Income and Expenses
Interest and other income increased $1.7 million compared to the prior-year period primarily due to an insurance claim reimbursement of $0.8 million and $0.8 million received as a partial settlement of ongoing litigation. See Note 12 to the condensed consolidated financial statements for additional information on the partial legal settlement. Additionally, we earned $0.1 million of interest income on a note receivable related to the sale of land at Lee's Summit in November 2013
Interest expense increased $2.8 million for the six months ended June 30, 2014 compared to the prior-year period. Interest expense at the property level included increases of $2.0 million from the New Properties, partially offset by decreases of $9.1 million related to the Comparable Properties and $1.9 million attributable to the foreclosure of the mortgage loan securing Citadel Mall. Interest expense at the corporate level increased $11.8 million primarily due to the interest on the bonds that were issued during the fourth quarter of 2013, the proceeds of which were used to reduce outstanding borrowings on our credit facilities that bear interest at a lower rate than the bonds.
During the six months ended June 30, 2014, we recorded a gain on extinguishment of debt of $42.7 million. We recognized a $43.9 million gain on extinguishment of debt related to the foreclosure of Citadel Mall as the carrying value of the mortgage loan exceeded the carrying value of the property that was transferred to the lender in satisfaction of the non-recourse debt on the mall, which was partially offset by a loss of $1.2 million due to a prepayment fee on the early retirement of a mortgage loan on St. Clair Square. During the six months ended June 30, 2013, we recorded a loss on extinguishment of debt of $9.1 million in connection with the early retirement of two mortgage loans. The loss was attributable to a prepayment fee of $8.7 million for the loan payoff of Mid Rivers Mall and $0.4 million to write-off unamortized financing costs for Mid Rivers Mall and South County Center.
During the six months ended June 30, 2014, we recognized a $3.1 million gain on sales of real estate assets which consisted of $0.9 million attributable to the sale of a portion of Foothills Plaza, an associated center located in Maryville, TN and $2.2 million for the sale of five outparcels. During the six months ended June 30, 2013, we recognized a gain on sale of real estate assets of $1.0 million from the sale of six parcels of land.
We recorded a gain on investment of $2.4 million in the six months ended June 30, 2013 attributable to the payment of a note receivable related to our investment in China that was written down in 2009.
Equity in earnings of unconsolidated affiliates increased by $1.8 million during the six months ended June 30, 2014 compared to the prior-year period. The increase is primarily attributable to increases in base rents based on occupancy gains and growth in rental rates at several unconsolidated affiliates.
The income tax provision of $1.2 million for the six months ended June 30, 2014 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current tax provision of $0.9 million and a deferred income tax provision of $0.3 million.  During the six months ended June 30, 2013, we recorded an income tax provision of $0.6 million, consisting of a current tax benefit of $1.2 million and a deferred tax provision of $1.8 million.
The operating loss from discontinued operations for the six months ended June 30, 2014 of $0.6 million includes settlements of estimated expenses based on actual results for other properties sold in previous periods. Operating income from discontinued operations for the six months ended June 30, 2013 of $3.2 million includes the operating results of three malls and three associated centers that were sold in 2013, as well as settlement of estimated expenses based on actual amounts for properties sold during previous periods. The gain on discontinued operations of $0.1 million for the six months ended June 30, 2014 relates to true-ups for properties sold in previous periods. The $0.9 million gain on discontinued operations for the six months ended June 30, 2013 represents the net gain from the sale of five office buildings sold during the period.

Same-Center Net Operating Income
NOI is a supplemental measure of the operating performance of our shopping centers and other properties. We define NOI as property operating revenues (rental revenues, tenant reimbursements and other income) less property operating expenses (property operating, real estate taxes and maintenance and repairs).
Similar to Funds from Operations ("FFO"), we compute NOI based on our pro rata share of both consolidated and unconsolidated properties. Our definition of NOI may be different than that used by other companies, and accordingly, our calculation of NOI may not be comparable to that of other companies.
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
We include a property in our same-center pool when we have owned all or a portion of the property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year and current year-to-date period. New Properties are excluded from same-center NOI, until they meet this criteria. The only properties excluded from the same-center pool that would otherwise meet this criteria are non-core properties, properties under major redevelopment, properties where we intend to renegotiate the terms of the debt secured by the related property and properties included in discontinued operations. See below for a list of our non-core and lender properties as of June 30, 2014. Properties under major redevelopment as of June 30, 2014 include Chesterfield Mall, Northgate Mall, CoolSprings Galleria and the former Sears store at Fayette Mall.

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net income attributable to the Company for the three and six month periods ended June 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to the Company	$37,958	$11,724	$93,252	$42,037
Adjustments: (1)
Depreciation and amortization	79,296	79,156	156,707	159,159
Interest expense	67,632	65,996	136,318	134,916
Abandoned projects expense	33	(1)	34	1
Gain on sales of real estate assets	(1,925)	(457)	(3,079)	(1,000)
Gain on investment	—	(2,400)	—	(2,400)
(Gain) loss on extinguishment of debt	—	9,108	(42,660)	9,108
Loss on impairment	106	21,038	17,937	21,038
Income tax provision	786	757	1,183	583
Lease termination fees	(419)	(1,725)	(1,351)	(2,538)
Straight-line rent and above- and below-market lease amortization	(989)	(1,790)	(1,688)	(3,466)
Net income attributable to noncontrolling interest in earnings of Operating Partnership	4,620	36	12,271	3,527
Gain on discontinued operations	(107)	(91)	(90)	(872)
General and administrative expenses	11,336	12,876	26,109	26,300
Management fees and non-property level revenues	(6,159)	(1,071)	(13,130)	(2,607)
Company's share of property NOI	192,168	193,156	381,813	383,786
Non-comparable NOI	(15,129)	(19,441)	(31,401)	(39,791)
Total same-center NOI	$177,039	$173,715	$350,412	$343,995

(1)	Adjustments are based on our pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.
Same-center NOI increased $3.3 million and $6.4 million for the three and six month periods ending June 30, 2014 as compared to the same periods in 2013. Same-center NOI for the three and six month periods ending June 30, 2014 increased 1.9% as compared to the same periods in 2013. The majority of NOI growth was driven by a $3.5 million and $7.6 million increase in minimum rents and lower property operating expenses for the three and six month periods ended June 30, 2014. This growth was partially offset by a $0.7 million decline in percentage rents and a $0.4 million increase in real estate taxes for the three months ended June 30, 2014 and a $1.7 million decline in percentage rents for the six months ended June 30, 2014.
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
We classify our regional malls into four categories:

(1)	Stabilized malls – Malls that have completed their initial lease-up and have been open for more than three complete calendar years.

(2)
Non-stabilized malls - Malls that are in their initial lease-up phase. After three complete calendar years of operation, they are reclassified on January 1 of the fourth calendar year to the stabilized mall category. The Outlet Shoppes at Atlanta, which opened in July 2013, and The Outlet Shoppes at Oklahoma City, which opened in August 2011, were classified as non-stabilized malls as of June 30, 2014. The Outlet Shoppes at Oklahoma City was our only non-stabilized mall as of June 30, 2013.

(3)
Non-core malls - Malls where we have determined that the current format of the property no longer represents the best use of the property and we are in the process of evaluating alternative strategies for the property, which may include major redevelopment or an alternative retail or non-retail format, or after evaluating alternative strategies for the property, we have determined that the property no longer meets our criteria for long-term investment. Similar criteria apply to the classification of an Associated Center or Community Center as a non-core property. The steps taken to reposition non-core properties, such as signing tenants to short-term leases, which are not included in occupancy percentages, or leasing to regional or local tenants, which typically do not report sales, may lead to metrics which do not provide relevant information related to the condition of the non-core properties. Therefore, traditional performance measures, such as occupancy percentages and leasing metrics, exclude non-core properties. Columbia Place, Chapel Hill Mall and Madison Square were classified as non-core malls as of June 30, 2014. Additionally, Madison Plaza, an associated center adjacent to Madison Square, was classified as a non-core property as of June 30, 2014. Columbia Place and Citadel Mall were classified as non-core malls as of June 30, 2013. The foreclosure of Citadel Mall was completed in the first quarter of 2014.

(4)
Lender malls - Properties for which we are working or intend to work with the lender on the terms of the loan secured by the related property. As of June 30, 2014, Gulf Coast Town Center and Triangle Town Center were classified as lender malls. Additionally, Triangle Town Place, an associated center adjacent to Triangle Town Center, was classified a lender property as of June 30, 2014. Lender properties are excluded from our same-center pool because they are under cash management agreements with the respective servicers. As such, the servicer controls the cash flow of these properties.

We derive the majority of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Six Months Ended June 30,
	2014	2013
Malls	87.8%	87.9%
Associated centers	4.1%	4.2%
Community centers	1.8%	1.5%
Mortgages, office buildings and other	6.3%	6.4%

Mall Store Sales
Mall store sales include reporting mall tenants of 10,000 square feet or less for stabilized malls and exclude license agreements, which are retail contracts that are temporary or short-term in nature and generally last more than three months but less than twelve months. Mall store sales for the trailing twelve months ended June 30, 2014 on a comparable per square foot basis declined approximately 2.7% to $354 per square foot. The decline is attributable to the impact of harsh winter weather and a highly promotional retail environment.
Occupancy
Our portfolio occupancy is summarized in the following table:

	As of June 30,
	2014	2013	Change
Total portfolio	93.5%	93.0%	0.5%
Total mall portfolio	93.1%	92.7%	0.4%
Same-center stabilized malls	92.9%	93.0%	(0.1)%
Stabilized malls	92.9%	92.6%	0.3%
Non-stabilized malls (1)	97.6%	100.0%	(2.4)%
Associated centers	95.0%	93.6%	1.4%
Community centers	97.0%	96.4%	0.6%

(1)	Represents occupancy for The Outlet Shoppes at Atlanta and The Outlet Shoppes at Oklahoma City as of June 30, 2014 and occupancy for The Outlet Shoppes at Oklahoma City as of June 30, 2013.

For 2014, we continue to forecast occupancy improvements of 0 to 25 basis points as compared to 2013 for the total portfolio as well as for the stabilized mall portfolio as we continue to upgrade the retail mix in our portfolio.

Leasing
The following is a summary of the total square feet of leases signed in the three and six month periods ended June 30, 2014 as compared to the prior-year period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating portfolio:
New leases	371,959	366,840	661,867	701,750
Renewal leases	654,827	754,870	1,482,202	1,757,009
Development portfolio:
New leases	115,605	364,270	415,301	451,060
Total leased	1,142,391	1,485,980	2,559,370	2,909,819
Average annual base rents per square foot are based on contractual rents in effect as of June 30, 2014 and 2013, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type:

	As of June 30,
	2014	2013
Same-center stabilized malls	$30.46	$30.06
Stabilized malls	30.46	29.66
Non-stabilized malls (1)	24.80	23.04
Associated centers	12.43	11.82
Community centers	15.93	15.74
Office buildings	19.56	19.16

(1)
Represents average annual base rents for The Outlet Shoppes at Atlanta and The Outlet Shoppes at Oklahoma City as of June 30, 2014 and average annual base rents for The Outlet Shoppes at Oklahoma City as of June 30, 2013. The Outlet Shoppes at Atlanta opened in July 2013.

Results from new and renewal leasing of comparable small shop space of 10,000 square feet or less during the three and six month periods ended June 30, 2014 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (1)	% Change Average
Quarter:
All Property Types (2)	486,359	$39.03	$41.83	7.2%	$43.28	10.9%
Stabilized malls	426,763	41.34	44.58	7.8%	46.18	11.7%
New leases	136,268	41.33	49.80	20.5%	52.82	27.8%
Renewal leases	290,495	41.35	42.13	1.9%	43.07	4.2%

Year-to-Date:
All Property Types (2)	1,089,423	$39.28	$42.02	7.0%	$43.26	10.1%
Stabilized malls	974,580	41.11	44.07	7.2%	45.41	10.5%
New leases	265,863	38.23	47.61	24.5%	50.53	32.2%
Renewal leases	708,717	42.19	42.75	1.3%	43.49	3.1%
(1)    Average gross rent does not incorporate allowable future increases for recoverable common area expenses.
(2)    Includes stabilized malls, associated centers, community centers and office buildings.

New and renewal leasing activity of comparable small shop space of less than 10,000 square feet for the six month period ended June 30, 2014 based on commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2014:
New	181	493,458	8.26	$45.91	$48.57	$36.61	$9.3	25.4%	$11.96	32.7%
Renewal	481	1,399,757	4.03	38.02	38.89	36.17	1.85	5.1%	2.72	7.5%
Commencement 2014 Total	662	1,893,215	5.19	$40.07	$41.41	$36.28	$3.79	10.4%	$5.13	14.1%

Commencement 2015:
New	15	31,932	9.13	$56.53	$60.87	$41.47	$15.06	36.3%	$19.40	46.8%
Renewal	71	198,906	4.19	42.67	43.47	40.72	1.95	4.8%	2.75	6.8%
Commencement 2015 Total	86	230,838	5.05	$44.59	$45.88	$40.83	$3.76	9.2%	$5.05	12.4%

Total 2014/2015	748	2,124,053	5.17	$40.57	$41.89	$36.78	$3.79	10.3%	$5.11	13.9%
We continue to see positive leasing spreads and demand from retailers to lease space in our Properties. We anticipate retailers will continue with their expansion plans for 2014 and 2015, which will favorably impact our leasing results going forward.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2014, we had approximately $381.2 million outstanding on our combined credit facilities leaving approximately $918.8 million of availability. Subsequent to June 30, 2014, our Coastal Grand 50/50 joint venture closed on a $126.0 million loan. The new loan was used to retire an existing loan, which had a balance of $75.2 million as of June 30, 2014 and an October 2014 maturity date, as well as to pay off $18.0 million of subordinated notes, which were held 50/50 by us and our joint venture partner. Excess proceeds were distributed on a pro rata basis. Our share of the approximately $25.0 million in net proceeds was used to reduce outstanding balances on our credit facilities. The new 10-year non-recourse loan bears interest at a fixed rate of 4.0865%. We anticipate using availability on our credit facilities to retire our one remaining 2014 mortgage maturity, the $113.4 million mortgage loan secured by Mall del Norte, which opens for prepayment in October 2014. This continues our strategy of adding to our pool of unencumbered assets.
During the second quarter of 2014, we closed on $18.4 million in loans associated with expansions on two of our outlet centers. The loans bear interest at a variable-rate of LIBOR plus 275 basis points. We also sold a mall and the expansion portion of an associated center realizing net proceeds of $16.0 million.
We derive a majority of our revenues from leases with retail tenants, which have historically been the primary source for funding short-term liquidity and capital needs such as operating expenses, debt service, tenant construction allowances, recurring capital expenditures, dividends and distributions. We believe that the combination of cash flows generated from our operations, combined with our debt and equity sources and the availability under our credit facilities will, for the foreseeable future, provide adequate liquidity to meet our cash needs.  In addition to these factors, we have options available to us to generate additional liquidity, including but not limited to, debt and equity offerings, joint venture investments, issuances of noncontrolling interests in our Operating Partnership, and decreasing expenditures related to tenant construction allowances and other capital expenditures. We also generate revenues from sales of peripheral land at our properties and from sales of real estate assets when it is determined that we can realize an optimal value for the assets.

Cash Flows - Operating, Investing and Financing Activities
There was $63.5 million of unrestricted cash and cash equivalents as of June 30, 2014, a decrease of $2.0 million from December 31, 2013. Our cash flow activities are summarized as follows (in thousands):

	Six Months Ended June 30,
	2014	2013	Change
Net cash provided by operating activities	$206,116	$189,669	$16,447
Net cash used in investing activities	(97,215)	(148,901)	51,686
Net cash used in financing activities	(110,919)	(54,586)	(56,333)
Net cash flows	$(2,018)	$(13,818)	$11,800
The net increase of $16.4 million in operating cash flows for the six months ended June 30, 2014 was primarily due to:

•	an increase of operating cash flows from the New Properties; and

•
an increase in same-center NOI growth of the Comparable Properties due to leasing initiatives and expansions, partially offset by a decrease in operating cash flows from higher operating expenses due to snow removal and bad debt; and

•	a decrease in operating cash flows related to non-core properties.
The net decrease of $51.7 million in cash flows used in investing activities for the six months ended June 30, 2014 was primarily due to:

•	a decrease related to the net proceeds from the sale of five office buildings during the six months ended June 30, 2013;

•	a decrease related to the acquisition of the remaining 51% noncontrolling interest in Kirkwood Mall during the six months ended June 30, 2013;

•	a decrease related to the proceeds from the redemption of tax increment financing bonds during the six months ended June 30, 2013;

•	a decrease related to the payment of a note receivable received during the six months ended June 30, 2013; and

•	an increase related to an initial equity contribution for the formation of a joint venture related to the development of Fremaux Town Center that was made during the six months ended June 30, 2013.
The net increase of $56.3 million related to cash flows used in financing activities for the six months ended June 30, 2014 was primarily due to:

•
a decrease in the net borrowings and payments on indebtedness due to higher levels of proceeds from sales of real estate assets that were used to reduce outstanding borrowings on our credit facilities during the six months ended June 30, 2013; and

•	a decrease related to issuances of common stock under our ATM program during the six months ended June 30, 2013.

Debt

Debt of the Company

We have no indebtedness. Either the Operating Partnership, one of its consolidated subsidiaries or an unconsolidated affiliate that the Operating Partnership has a direct or indirect ownership interest in is the borrower on all of our debt.
We are a limited guarantor of the 5.25% senior notes, issued by the Operating Partnership in November 2013, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. We also provide a similar limited guarantee of the Operating Partnership's obligations with respect to our unsecured credit facilities and two unsecured term loans as of June 30, 2014.
We also have guaranteed 100% of the debt secured by The Promenade in D'Ilberville, MS, which had a balance of $48.8 million at June 30, 2014.

Debt of the Operating Partnership

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
June 30, 2014
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$3,423,823	$(86,459)	$649,646	$3,987,010	5.54%
Senior unsecured notes (3)	445,587	—	—	445,587	5.25%
Other (4)	6,826	(3,413)	—	3,413	3.50%
Total fixed-rate debt	3,876,236	(89,872)	649,646	4,436,010	5.47%
Variable-rate debt:
Non-recourse term loans on operating properties	17,262	(7,134)	—	10,128	1.95%
Recourse term loans on operating properties	48,770	—	105,706	154,476	2.14%
Construction loans	34,529	—	—	34,529	2.23%
Unsecured lines of credit	381,212	—	—	381,212	1.55%
Unsecured term loans	450,000	—	—	450,000	1.69%
Other (5)	2,802	(1,401)	—	1,401	2.64%
Total variable-rate debt	934,575	(8,535)	105,706	1,031,746	1.73%
Total	$4,810,811	$(98,407)	$755,352	$5,467,756	4.76%

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
December 31, 2013
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$3,527,830	$(87,406)	$653,429	$4,093,853	5.50%
Senior unsecured notes (3)	445,374	—	—	445,374	5.25%
Financing obligation (6)	17,570	—	—	17,570	8.00%
Total fixed-rate debt	3,990,774	(87,406)	653,429	4,556,797	5.48%
Variable-rate debt:
Non-recourse term loans on operating properties	133,712	(5,669)	—	128,043	3.19%
Recourse term loans on operating properties	51,300	—	63,311	114,611	2.08%
Construction loans	2,983	—	25,800	28,783	2.28%
Unsecured lines of credit	228,754	—	—	228,754	1.57%
Unsecured term loans	450,000	—	—	450,000	1.71%
Total variable-rate debt	866,749	(5,669)	89,111	950,191	1.94%
Total	$4,857,523	$(93,075)	$742,540	$5,506,988	4.87%

(1)	Weighted-average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.

(2)
We had four interest rate swaps with notional amounts outstanding totaling $107,731 as of June 30, 2014 and $109,830 as of December 31, 2013 related to four of our variable-rate loans on operating properties to effectively fix the interest rates on these loans.  Therefore, these amounts are reflected in fixed-rate debt at June 30, 2014 and December 31, 2013.

(3)	Net of discount in the amount of $4,413 and $4,626 as of June 30, 2014 and December 31, 2013, respectively.

(4)	A subsidiary of the Management Company entered into a term loan in May 2014.

(5)	A subsidiary of the Management Company entered into a $3,500 revolving credit facility that bears interest at LIBOR plus 249 basis points in May 2014.

(6)
This amount represented the noncontrolling partner's unreturned equity contribution related to Pearland Town Center that was accounted for as a financing due to certain terms of the CBL/T-C, LLC joint venture agreement. In March 2014, we purchased the noncontrolling interest as described below.

As of June 30, 2014, $199.8 million of our pro rata share of consolidated and unconsolidated debt, excluding debt premiums, is scheduled to mature during the remainder of 2014 as well as $27.3 million related to Columbia Place, which matured in 2013 and is in the process of foreclosure by the lender, which we anticipate will occur in 2014. Subsequent to June 30, 2014 we refinanced an operating property loan secured by a joint venture property, of which our share was $37.6 million, leaving $162.2 million that is scheduled to mature in 2014. The $162.2 million of 2014 maturities includes one $48.8 million operating property loan that has an extension we may exercise, leaving a $113.4 million operating property loan, which we plan to retire using our lines of credit.
The weighted-average remaining term of our total share of consolidated and unconsolidated debt was 4.3 years at June 30, 2014 and 4.8 years at December 31, 2013. The weighted-average remaining term of our pro rata share of fixed-rate debt was 4.6 years and 5.2 years at June 30, 2014 and December 31, 2013, respectively.
As of June 30, 2014 and December 31, 2013, our pro rata share of consolidated and unconsolidated variable-rate debt represented 18.9% and 17.3%, respectively, of our total pro rata share of debt. The increase is primarily due to an increase in variable-rate debt related to the construction of an outlet center and a community center as well as utilization of our credit facilities. As of June 30, 2014, our share of consolidated and unconsolidated variable-rate debt represented 10.4% of our total market capitalization (see Equity below) as compared to 9.8% as of December 31, 2013.

Senior Unsecured Notes

In November 2013, the Operating Partnership issued $450.0 million of senior unsecured notes that bear interest at 5.25% payable semiannually beginning June 1, 2014 and mature on December 1, 2023 ("the Notes"). The interest rate is subject to an increase ranging from 0.25% to 1.00% from time to time if, on or after January 1, 2016 and prior to January 1, 2020, our ratio of secured debt to total assets, as defined, is greater than 40% but less than 45%. The Notes are redeemable at the Operating Partnership's election, in whole or in part from time to time, on not less than 30 days notice to the holders of the Notes to be redeemed. The Notes may be redeemed prior to September 1, 2023 for cash, at a redemption price equal to the greater of (1) 100% of the aggregate principal amount of the Notes to be redeemed or (2) an amount equal to the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed, discounted to the redemption date on a semi-annual basis at the treasury rate, as defined, plus 0.40%, plus accrued and unpaid interest. On or after September 1, 2023, the Notes are redeemable for cash at a redemption price equal to 100% of the aggregate principal amount of the Notes to be redeemed plus accrued and unpaid interest.

Financing Obligation

In the first quarter of 2014, we exercised our right to acquire the 12.0% noncontrolling interest in Pearland Town Center, which was accounted for as a financing obligation upon its sale in October 2011, from our joint venture partner. The $17.9 million purchase price represents the partner's unreturned capital plus accrued and unpaid preferred return at a rate of 8.0%. See Note 5 to the condensed consolidated financial statements for additional information.

Unsecured Lines of Credit

We have three unsecured credit facilities that are used for retirement of secured loans, repayment of term loans, working capital, construction and acquisition purposes, as well as issuances of letters of credit.

Each facility bears interest at LIBOR plus a spread of 100 to 175 basis points based on our credit ratings. As of June 30, 2014, the interest rate based on our credit ratings of Baa3 from Moody's and BBB- from Fitch is LIBOR plus 140 basis points. Additionally, we pay an annual facility fee that ranges from 0.15% to 0.35% of the total capacity of each facility. As of June 30, 2014, the annual facility fee was 0.30%. The three unsecured lines of credit had a weighted-average interest rate of 1.55% at June 30, 2014.

The following summarizes certain information about our unsecured lines of credit as of June 30, 2014 (in thousands):

	Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date (1)
Wells Fargo - Facility A	$600,000	$222,829	(2)	November 2015	November 2016
First Tennessee	100,000	9,000	(3)	February 2016	N/A
Wells Fargo - Facility B	600,000	149,383	(4)	November 2016	November 2017
	$1,300,000	$381,212

(1)
The extension options are at our election, subject to continued compliance with the terms of the facilities, and have a one-time extension fee of 0.20% of the commitment amount of each credit facility.

(2)	There was an additional $1,525 outstanding on this facility as of June 30, 2014 for letters of credit. Up to $50,000 of the capacity on this facility can be used for letters of credit.

(3)	There was an additional $113 outstanding on this facility as of June 30, 2014 for letters of credit. Up to $20,000 of the capacity on this facility can be used for letters of credit.

(4)	There was an additional $123 outstanding on this facility as of June 30, 2014 for letters of credit. Up to $50,000 of the capacity on this facility can be used for letters of credit.
Unsecured Term Loans
We have a $400.0 million unsecured term loan, which bears interest at a variable rate of LIBOR plus 150 basis points based on our current credit ratings and has a maturity date of July 2018. At June 30, 2014, the outstanding borrowings of $400.0 million had an interest rate of 1.65%.
We also have a $50.0 million unsecured term loan that bears interest at LIBOR plus 190 basis points and matures in February 2018. At June 30, 2014, the outstanding borrowings of $50.0 million had a weighted-average interest rate of 2.05%.
Other
In May 2014, a consolidated, joint venture subsidiary of our Management Company closed on a $7.0 million term loan, which bears interest at a fixed rate of 3.5% and matures in May 2017. At June 30, 2014, the loan had an outstanding balance of $6.8 million, of which our share was $3.4 million.
In May 2014, the subsidiary of our Management Company also obtained a $3.5 million revolving line of credit, which bears interest at a variable rate of LIBOR plus 249 basis points and matures in June 2017. At June 30, 2014, the revolver had an outstanding balance of $2.8 million, of which our share was $1.4 million.
Covenants and Restrictions
The agreements for our unsecured lines of credit, the Notes and unsecured term loans contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, minimum unencumbered asset and interest ratios, maximum secured indebtedness ratios, maximum secured indebtedness and limitations on cash flow distributions.  We believe we were in compliance with all covenants and restrictions at June 30, 2014.
Unsecured Lines of Credit and Unsecured Term Loans
The following presents our compliance with key covenant ratios, as defined, of the credit facilities and term loans as of June 30, 2014:

Ratio	Required	Actual
Debt to total asset value	< 60%	50.6%
Unencumbered asset value to unsecured indebtedness	> 1.60x	2.37x
Unencumbered NOI to unsecured interest expense	> 1.75x	4.42x
EBITDA to fixed charges (debt service)	> 1.50x	2.23x
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

Senior Unsecured Notes
The following presents our compliance with key covenant ratios, as defined, of the Notes as of June 30, 2014:

Ratio	Required	Actual
Total debt to total assets	< 60%	55%
Secured debt to total assets	< 45% (1)	39.6%
Total unencumbered assets to unsecured debt	> 150%	226.7%
Consolidated income available for debt service to annual debt service charge	> 1.5x	3.0x
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
Other
Several of our malls/open-air centers, associated centers and community centers, in addition to our corporate office building, are owned by special purpose entities, created as a requirement under certain loan agreements, that are included in the our condensed consolidated financial statements. The sole business purpose of the special purpose entities is to own and operate these properties. The real estate and other assets owned by these special purpose entities are restricted under the loan agreements in that they are not available to settle our other debts. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after payments of debt service, operating expenses and reserves, are available for distribution to us.
Mortgages on Operating Properties
The following table presents the loans, secured by the related properties, that have been entered into since January 1, 2014 (in thousands):

Date	Property	Consolidated/ Unconsolidated Property	Stated Interest Rate	Maturity Date (1)		Amount Financed or Extended
April	The Outlet Shoppes at Oklahoma City - Phase II (2)	Consolidated	LIBOR + 2.75%	April 2019	(3)	$6,000
April	The Outlet Shoppes at Oklahoma City - Phase III (4)	Consolidated	LIBOR + 2.75%	April 2019	(3)	5,400
April	The Outlet Shoppes at El Paso - Phase II (4)	Consolidated	LIBOR + 2.75%	April 2018		7,000
February	Fremaux Town Center - Phase I (5)	Unconsolidated	LIBOR + 2.125%	March 2016	(6)	47,291

(1)	Excludes any extension options.

(2)
Proceeds from the operating property loan for Phase II were distributed to the partners in accordance with the terms of the partnership agreement. Our share of the proceeds was used to reduce the balances on our credit facilities.

(3)	The loan has two one-year extension options, which are at the consolidated joint venture's election, for an outside maturity date of April 2021.

(4)	The Operating Partnership has guaranteed 100% of the construction loan for the expansion of the outlet center until construction is complete and certain financial and operational metrics are met.

(5)
Fremaux amended and restated its March 2013 loan agreement to increase the capacity on its construction loan from $46,000 to $47,291 for additional development costs related to Fremaux Town Center. We have guaranteed 100% of the loan.

(6)	The construction loan has two one-year extension options, which are at the joint venture's election, for an outside maturity date of March 2018.
See Note 16 to the condensed consolidated financial statements for information on a loan which closed subsequent to June 30, 2014.

We have repaid the following loan, secured by the related property, since January 1, 2014 (in thousands):

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
January	St. Clair Square (2)	3.25%	December 2016	$122,375

(1)    We retired the loan with borrowings from our credit facilities.
(2)    We recorded a loss on extinguishment of debt from a $1,249 prepayment fee.
In February 2014, the lender of the non-recourse mortgage loan secured by Chapel Hill Mall in Akron, OH notified us that the loan had been placed in default. Chapel Hill Mall generates insufficient income levels to cover the debt service on the mortgage, which had a balance of $68.6 million at June 30, 2014. In May 2014, the lender on the loan began receiving the net operating cash flows of the property each month.
In the third quarter of 2013, the lender of the non-recourse mortgage loan secured by Citadel Mall in Charleston, SC sent a formal notice of default and initiated foreclosure proceedings. Citadel Mall generated insufficient income levels to cover the debt service on the mortgage and, in the second quarter of 2013, the lender on the loan began receiving the net operating cash flows of the property each month. A foreclosure sale occurred in January 2014 and the lender received the deed to the property in satisfaction of the non-recourse debt, which had a balance of $68.2 million at the time of foreclosure. The Company recognized a gain of $43.9 million related to the extinguishment of debt in the first quarter of 2014. See Note 4 to the condensed consolidated financial statements for further information.
The lender of the non-recourse mortgage loan secured by Columbia Place in Columbia, SC notified us in the first quarter of 2012 that the loan had been placed in default. Columbia Place generates insufficient income levels to cover the debt service on the mortgage, which had a balance of $27.3 million at June 30, 2014 and a contractual maturity date of September 2013. The lender on the loan receives the net operating cash flows of the property each month. The servicer for the loan secured by Columbia Place is proceeding with foreclosure which we anticipate will occur in 2014.
Interest Rate Hedging Instruments
As of June 30, 2014, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Instrument Type	Location in Condensed Consolidated Balance Sheet	Notional Amount Outstanding	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 6/30/14	Fair Value at 12/31/13	Maturity Date
Cap	Intangible lease assets and other assets	N/A	3-month LIBOR	5.000%	N/A	$—	Jan 2014

Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$52,077 (amortizing to $48,337)	1-month LIBOR	2.149%	$(1,546)	$(1,915)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$32,609 (amortizing to $30,276)	1-month LIBOR	2.187%	(989)	(1,226)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$12,189 (amortizing to $11,313)	1-month LIBOR	2.142%	(360)	(446)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$10,856 (amortizing to $10,083)	1-month LIBOR	2.236%	(338)	(420)	Apr 2016
					$(3,233)	$(4,007)

Equity
During the six months ended June 30, 2014, we paid dividends of $105.8 million to holders of our common stock and our preferred stock, as well as $23.6 million in distributions to the noncontrolling interest investors in our Operating Partnership and other consolidated subsidiaries. The Operating Partnership paid distributions of $22.4 million and $101.1 million on the preferred units and common units, respectively, as well as distributions of $5.9 million to the noncontrolling interests in other consolidated subsidiaries.
In the second quarter of 2014, a holder of 170,847 common units in the Operating Partnership exercised its conversion rights. We elected to pay $2.9 million in cash for those units in May 2014.
On May 30, 2014, we announced a second quarter 2014 common stock dividend of $0.245 per share payable in cash that was paid on July 15, 2014. On February 26, 2014, we announced a first quarter 2014 common stock dividend of $0.245 per share payable in cash that was paid on April 16, 2014. Future dividends payable will be determined by our Board of Directors based upon circumstances at the time of declaration.
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
At-The-Market Equity Program
On March 1, 2013, we entered into Sales Agreements with a number of sales agents to sell shares of CBL's common stock, having an aggregate offering price of up to $300.0 million, from time to time through an ATM program. In accordance with the Sales Agreements, we set the parameters for the sales of shares, including the number of shares to be issued, the time period during which sales are to be made and any minimum price below which sales may not be made. The Sales Agreements provide that the sales agents are entitled to compensation for their services at a mutually agreed commission rate not to exceed 2.0% of the gross proceeds from the sales of shares sold through the ATM program. For each share of common stock issued by CBL, the Operating Partnership issues a corresponding number of common units of limited partnership interest to CBL in exchange for the contribution of the proceeds from the stock issuance. We include only share issuances that have settled in our calculation of shares outstanding at the end of each period.
We did not sell any shares under the ATM program during the three and six month periods ended June 30, 2014. The following table summarizes issuances of common stock sold through the ATM program during the three and six month periods ended June 30, 2013 (dollars in thousands, except weighted-average sales price):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Number of shares settled	6,530,193	8,419,298
Gross proceeds	$167,034	$211,493
Net proceeds	$165,692	$209,596
Weighted-average sales price	$25.58	$25.12
The net proceeds from the ATM sales were used to reduce the balances on our credit facilities. Since the commencement of the ATM program, CBL has issued 8,419,298 shares of common stock and approximately $88.5 million remains available that may be sold under this program. Actual future sales will depend on a variety of factors including but not limited to market conditions, the trading price of CBL's common stock and the Company's capital needs. The Company has no obligation to sell the remaining shares available under the ATM program.

Debt-To-Total Market Capitalization
Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value of equity) ratio was 55.3% at June 30, 2014, compared to 52.1% at June 30, 2013. The increase in the debt-to-market capitalization ratio is the result of the decrease in CBL's stock price to $19.00 as compared to $21.42 in the prior-year period combined with an increase in our share of total debt to$5.468 billion at June 30, 2014 from $5.338 billion at June 30, 2013. Our debt-to-market capitalization ratio at June 30, 2014 was computed as follows (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	199,636	$19.00	$3,793,084
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00	453,750
6.625% Series E Cumulative Redeemable Preferred Stock	690	250.00	172,500
Total market equity			4,419,334
Company’s share of total debt			5,467,756
Total market capitalization			$9,887,090
Debt-to-total-market capitalization ratio			55.3%

(1)
Stock price for common stock and Operating Partnership units equals the closing price of CBL's common stock on June 30, 2014. The stock prices for the preferred stock represent the liquidation preference of each respective series of preferred stock.

Capital Expenditures
Deferred maintenance expenditures are generally billed to tenants as common area maintenance expense, and most are recovered over a 5 to 15-year period. Renovation expenditures are primarily for remodeling and upgrades of malls, of which a portion is recovered from tenants over a 5 to 15-year period.  We recover these costs through fixed amounts with annual increases or pro rata cost reimbursements based on the tenant’s occupied space. The following table, which excludes expenditures for developments and expansions, summarizes these capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three and six month periods ended June 30, 2014 compared to the same periods in 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Tenant allowances (1)	$12,367	$13,116	$23,779	$21,614

Renovations	7,506	9,546	9,311	11,932

Deferred maintenance:
Parking lot and parking lot lighting	4,644	864	5,938	1,054
Roof repairs and replacements	950	2,302	1,182	2,767
Other capital expenditures	(462)	1,592	1,887	2,914
Total deferred maintenance	5,132	4,758	9,007	6,735

Capitalized overhead	1,765	1,387	2,731	2,278

Capitalized interest	1,457	1,208	2,866	1,929

Total capital expenditures	$28,227	$30,015	$47,694	$44,488
(1) Tenant allowances related to renewal leases were not material for the periods presented.
Our 2014 renovation program includes upgrades at five of our malls. Renovations are scheduled to be completed in 2014 at Governor's Square in Clarksville, TN; Volusia Mall in Daytona Beach, FL; Richland Mall in Waco, TX; Janesville Mall in Janesville, WI and Old Hickory Mall in Jackson, TN. Our total investment in the renovations that are scheduled for 2014 as well as other less extensive renovations is projected to be approximately $27.4 million. Renovation expenditures for 2014 also include certain capital expenditures related to the parking decks at West County Center.

Annual capital expenditures budgets are prepared for each of our properties that are intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, will provide the necessary funding for these expenditures.
Developments and Expansions
The following tables summarize our development projects as of June 30, 2014:
Property Opened During the Six Months Ended June 30, 2014
(Dollars in thousands)

		Total Project Square Feet
			Total Cost (1)	Cost to Date (2)	Opening Date	Initial Unleveraged Yield
Property	Location
Community Center:
Fremaux Town Center - Phase I (3)	Slidell, LA	341,002	$55,583	$49,324	March-14	8.3%
(1)    Total cost is presented net of reimbursements to be received.
(2)    Cost to date does not reflect reimbursements until they are received.
(3)    This property is a 65/35 joint venture. Total and cost to date are reflected at 100%.
The first phase of Fremaux Town Center was over 95% leased at its opening in the first quarter of 2014. Anchors of this phase of the development include Kohl's, Dick's Sporting Goods, Best Buy and T.J. Maxx.
Redevelopment Completed During the Six Months Ended June 30, 2014
(Dollars in thousands)

		Total Project Square Feet
			Total Cost (1)	Cost to Date (2)	Opening Date	Initial Unleveraged Yield
Property	Location
Mall Redevelopment:
College Square - Longhorn Steakhouse & T.J. Maxx	Morristown, TN	30,271	$3,078	$2,858	April-14	10.6%
(1)    Total cost is presented net of reimbursements to be received.
(2)    Cost to date does not reflect reimbursements until they are received.

Properties Under Development at June 30, 2014
(Dollars in thousands)

		Total Project Square Feet
			Total Cost (1)	Cost to Date (2)	Expected Opening Date	Initial Unleveraged Yield
Property	Location
Mall/Outlet Center Expansions:
The Outlet Shoppes at El Paso - Phase II (3)	El Paso, TX	44,014	$7,663	$4,222	Fall-14	12%
The Outlet Shoppes at Oklahoma City - Phase III (3)	Oklahoma City, OK	18,182	3,713	826	August-14	12.8%
Parkdale Mall - shops	Beaumont, TX	6,500	1,405	973	September-14	10.4%
		68,696	$12,781	$6,021
Outlet Center:
The Outlet Shoppes of the Bluegrass (4)	Simpsonville, KY	374,623	$76,890	$62,670	July-14	12%

Community Centers:
Fremaux Town Center - Phase II (4)	Slidell, LA	262,554	$34,847	$9,021	Fall-15	9.3%
Hammock Landing - Carmike (5)	West Melbourne, FL	47,000	12,371	8,272	August-14	7.4%
Parkway Plaza	Fort Oglethorpe, GA	134,100	17,066	4,112	Spring-15	8.7%
		443,654	$64,284	$21,405
Associated Center Redevelopment:
West Towne Crossing - Nordstrom Rack	Madison, WI	30,750	$5,693	$4,837	Fall-14	10.3%

Mall Redevelopment:
CoolSprings Galleria - Sears Redevelopment (5)	Nashville, TN	175,000	$54,477	$17,206	2015/2016	7.2%
Fayette Mall - Sears Redevelopment	Lexington, KY	114,285	72,646	36,021	Fall-14/Spring-15	7.6%
Northgate Mall - Burlington	Chattanooga, TN	63,000	7,554	4,702	September-14	7.4%
Northgate Mall - Streetscape	Chattanooga, TN	48,084	8,752	98	Fall-14	11.2%
Monroeville Mall - Dick's Sporting Goods	Pittsburgh, PA	86,000	9,039	4,327	August-14	8.6%
		486,369	$152,468	$62,354

Total Properties Under Development		1,404,092	$312,116	$157,287
(1)    Total cost is presented net of reimbursements to be received.
(2)    Cost to date does not reflect reimbursements until they are received.
(3)    This property is a 75/25 joint venture. Total cost and cost to date are reflected at 100%.
(4)    This property is a 65/35 joint venture. Total cost and cost to date are reflected at 100%.
(5)    This property is a 50/50 joint venture. Total cost and cost to date are reflected at 100%.

Construction began in February 2014 on the second phase expansion of The Outlet Shoppes at El Paso. New stores will include H&M and Nautica. The third phase expansion of The Outlet Shoppes at Oklahoma City broke ground in March 2014 and will include new retailers Forever 21 and Lids. The Outlet Shoppes of the Bluegrass opened in late July 2014. This new outlet center is 100% leased or committed and includes retailers such as Banana Republic, Brooks Brothers, Chico's, Nike and Saks Fifth Avenue OFF FIFTH among others.
We have several projects underway at our community centers. Construction began this spring on the second phase of Fremaux Town Center. The expansion will include 265,000-square-feet of additional retail space, targeting fashion and entertainment, featuring a 126,000-square-foot Dillard's store as a primary anchor. We will finish construction of a new 12-screen Carmike theater in August 2014 at Hammock Landing. We also started construction this summer on Parkway Plaza, our newest community center development. Parkway Plaza will include anchor stores Hobby Lobby, Marshalls and Petco.
Nordstrom Rack will be opening this fall in the space formerly occupied by Gander Mountain in the redevelopment of West Towne Crossing, an associated center in Madison, WI.

We have five mall redevelopment projects under construction. Construction on the redevelopment of the Sears location, which we acquired in 2013, at CoolSprings Galleria has begun. The Cheesecake Factory and other new specialty stores are scheduled to open in 2015. At Fayette Mall, the former Sears location, which we purchased last year, is being redeveloped for several new-to-the-market stores including The Cheesecake Factory, H&M, Clark's, Vera Bradley and Aveda. Burlington is under construction at Northgate Mall. The 65,000-square-foot store is taking space formerly occupied by a Belk Home store and shops. Additionally, a streetscape project at Northgate Mall will add additional retail shops and restaurants including Old Chicago Pizza and Taproom. Lastly, Dick's Sporting Goods is relocating from our nearby associated center, The Annex at Monroeville, to move into the bottom level of a former Boscov's space at Monroeville Mall.

Shadow Pipeline of Properties Under Development at June 30, 2014
(Dollars in thousands)
Property	Location	Total Project Square Feet	Estimated Total Cost (1)	Expected Opening Date	Initial Unleveraged Yield
Community Center Expansion:
Hammock Landing - Academy Sports (2)	West Melbourne, FL	62,943	$8,500 - $9,500	Spring-15	8% - 9%

Community Center:
Ambassador Town Center (3)	Lafayette, LA	400,000	$60,000 - $65,000	Fall-15	8% - 9%

Mall Redevelopment:
Meridian Mall - Gordmans	Lansing, MI	50,000	$7,000 - $8,000	Summer-15	9% - 10%

Total Shadow Pipeline		512,943	$75,500 - $82,500
(1)    Total cost is presented net of reimbursements to be received.
(2)    This property is a 50/50 joint venture. Estimated total cost is reflected at 100%.
(3)    This property is a 65/35 joint venture. Estimated total cost is reflected at 100%.

Planning is underway to build an Academy Sports at Hammock Landing with an opening expected in Spring 2015. Construction is expected to begin on Ambassador Town Center later this year. We are working with our partner on pre-leasing box retailers and complementary shops for this new community center. We also expect to begin construction later this year on a Gordmans at Meridian Mall.
We own land and hold options to acquire certain development properties owned by third parties.  Except for the projects presented above, we do not have any other material capital commitments as of June 30, 2014.

2014 Dispositions
The results of operations of the properties described below, as well as any gain on extinguishment of debt and impairment losses related to those properties, are included in income from continuing operations for all periods presented, as applicable. Net proceeds from these 2014 dispositions were used to reduce the outstanding balances on our credit facilities, unless otherwise noted. The following is a summary of our 2014 dispositions (in thousands):

				Sales Price
Sales Date	Property	Property Type	Location	Gross	Net	Gain
2014 Activity:
June	Foothills Plaza Expansion	Associated Center	Maryville, TN	$2,640	$2,387	$934
May	Lakeshore Mall (1)	Mall	Sebring, FL	14,000	13,613	—
				$16,640	$16,000	$934

(1)
The gross sales price of $14,000 consisted of a $10,000 promissory note and $4,000 in cash. See Note 8 to the condensed consolidated financial statements for additional information about the note receivable. Subsequent to June 30, 2014, we received payment of the note receivable. We recognized a loss on impairment of real estate of $5,100 in the first quarter of 2014 when we adjusted the book value of Lakeshore Mall to its estimated fair value of $13,780 based on a binding purchase agreement signed in April 2014. The sale closed in May 2014 and we recognized an impairment loss of $106 in the second quarter of 2014 as a result of additional closing costs.

In January 2014, the mortgage lender for Citadel Mall completed the foreclosure on the property. The lender received the title in satisfaction of the non-recourse debt which had a balance of $68.2 million. A non-cash loss on impairment of $20.5 million was recorded in the second quarter of 2013 to write down the book value of this property to its then estimated fair value. In the first quarter of 2014, we recognized a non-cash gain on extinguishment of debt of $43.9 million representing the difference between the book value of the debt extinguished over the net book value of the property as of the transfer date. See Note 6 to the condensed consolidated financial statements for additional information.
Off-Balance Sheet Arrangements
Unconsolidated Affiliates
We have ownership interests in 17 unconsolidated affiliates as of June 30, 2014 that are described in Note 5 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as “Investments in Unconsolidated Affiliates.”  The following are circumstances when we may consider entering into a joint venture with a third party:

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

The following table represents our guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013 (in thousands):

	As of June 30, 2014							Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Company		Maximum Guaranteed Amount	Debt Maturity Date (1)		6/30/14	12/31/13
West Melbourne I, LLC - Phase I	50%	$40,627	25%		$10,157	Nov-2015	(2)	$65	$65
West Melbourne I, LLC - Phase II	50%	10,757	100%	(3)	10,757	Nov-2015	(2)	65	65
Port Orange I, LLC	50%	61,983	25%		15,496	Nov-2015	(2)	157	157
JG Gulf Coast Town Center LLC - Phase III	50%	5,984	100%		5,984	Jul-2015		—	—
Fremaux Town Center JV, LLC (4)	65%	36,933	100%		47,291	Mar-2016	(5)	472	460
			Total guaranty liability					$759	$747

(1)	Excludes any extension options.

(2)	The loan has two one-year extension options, which are at the unconsolidated affiliate's election, for an outside maturity date of November 2017.

(3)	The guaranty will be reduced to 25% once the construction of a Carmike Cinema is complete and the theater is operational.

(4)
We received a 1% fee for this guaranty when the loan was issued in March 2013. In the first quarter of 2014, the loan was modified and extended to increase the capacity to $47,291, which increased the maximum guaranteed amount.

(5)	The loan has two one-year extension options, which are at the unconsolidated affiliate's election, for an outside maturity date of March 2018.
We have guaranteed the lease performance of YTC, an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22.0 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to $10.0 million. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $16.4 million as of June 30, 2014.  We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty.  We did not include an obligation for this guaranty because we determined that the fair value of the guaranty was not material as of June 30, 2014 and December 31, 2013.

CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. The following discussion describes our most critical accounting policies, which are those that are both important to the presentation of our financial condition and results of operations and that require significant judgment or use of complex estimates.
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
Carrying Value of Long-Lived Assets
We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts or if there are other indicators of impairment. If it is determined that impairment has occurred, the amount of the impairment charge is equal to the excess of the asset’s carrying value over its estimated fair value.  We estimate fair value using the undiscounted cash flows expected to be generated by each property, which are based on a number of assumptions such as leasing expectations, operating budgets, estimated useful lives, future maintenance expenditures, intent to hold for use and capitalization rates, among others.  These assumptions are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated in our impairment analyses may not be achieved. See Note 3 to the condensed consolidated financial statements for impairment of long-lived assets for the three and six month periods ended June 30, 2014.
Allowance for Doubtful Accounts
We periodically perform a detailed review of amounts due from tenants and others to determine if accounts receivable balances are impaired based on factors affecting the collectability of those balances.  Our estimate of the allowance for doubtful accounts requires significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.  We recorded a provision for doubtful accounts of $1.9 million and $0.8 million for the six months ended June 30, 2014 and 2013, respectively.
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
No impairments of investments in unconsolidated affiliates were incurred during the three and six month periods ended June 30, 2014.
Recent Accounting Pronouncements
 See Note 2 to the condensed consolidated financial statements for information on recently issued accounting pronouncements.

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
Funds From Operations
FFO is a widely used measure of the operating performance of real estate companies that supplements net income (loss) determined in accordance with GAAP. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) (computed in accordance with GAAP) excluding gains or losses on sales of depreciable operating properties and impairment losses of depreciable properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures and noncontrolling interests. Adjustments for unconsolidated partnerships, joint ventures and noncontrolling interests are calculated on the same basis. We define FFO allocable to common shareholders as defined above by NAREIT less dividends on preferred stock. Our method of calculating FFO allocable to common shareholders may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.
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
In our reconciliation of net income attributable to common shareholders to FFO allocable to common shareholders that is presented below, we make an adjustment to add back noncontrolling interest in income (loss) of our Operating Partnership in order to arrive at FFO of our Operating Partnership.  We then apply a percentage to FFO of our Operating Partnership to arrive at FFO allocable to common shareholders. The percentage is computed by taking the weighted-average number of common shares outstanding for the period and dividing it by the sum of the weighted-average number of common shares and the weighted-average number of Operating Partnership units held by noncontrolling interests during the period.
FFO does not represent cash flows from operations as defined by GAAP, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income (loss) for purposes of evaluating our operating performance or to cash flow as a measure of liquidity.
During the six months ended June 30, 2014, we realized a net gain of $42.7 million on extinguishment of debt. The $42.7 million gain consists of a $43.9 million gain recognized from foreclosure proceedings, when the lender received the deed to Citadel Mall in satisfaction of the non-recourse debt on the property, partially offset by a $1.2 million prepayment fee for the early retirement of debt on St. Clair Square. Additionally, we received $0.8 million as a partial settlement of litigation. During the three and six months ended June 30, 2103, we recorded $2.4 million of gain on investment when a note related to our China investment, of which a portion was written down to its estimated fair value in 2009, was repaid in May 2013. We also recorded a $9.1 million loss on extinguishment of debt in the second quarter of 2013 due to the early retirement of debt on loans secured by two malls. Considering the significance and nature of these items, we believe it is important to identify the impact of these changes on our FFO measures for a reader to have a complete understanding of our results of operations. Therefore, we have also presented FFO, as adjusted, excluding these items.
The reconciliation of FFO to net income attributable to common shareholders is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to common shareholders	$26,735	$501	$70,806	$19,591
Noncontrolling interest in income of Operating Partnership	4,620	36	12,271	3,527
Depreciation and amortization expense of:
Consolidated properties	70,609	68,117	139,692	137,173
Unconsolidated affiliates	10,256	9,923	20,117	19,871
Discontinued operations	—	2,398	—	5,004
Non-real estate assets	(603)	(484)	(1,197)	(958)
Noncontrolling interests' share of depreciation and amortization	(1,569)	(1,282)	(3,102)	(2,889)
Loss on impairment	106	21,038	17,937	21,038
Gain on depreciable property	(952)	—	(934)	(2)
Gain on discontinued operations, net of tax	(87)	(55)	(87)	(540)
Funds from operations of the Operating Partnership	109,115	100,192	255,503	201,815
Litigation settlement	—	—	(800)	—
Gain on investment	—	(2,400)	—	(2,400)
(Gain) loss on extinguishment of debt	—	9,108	(42,660)	9,108
Funds from operations of the Operating Partnership, as adjusted	$109,115	$106,900	$212,043	$208,523

The reconciliations of FFO of the Operating Partnership to FFO allocable to common shareholders, including and excluding the litigation settlement, gain on investment and gain (loss) on extinguishment of debt, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Funds from operations of the Operating Partnership	$109,115	$100,192	$255,503	$201,815
Percentage allocable to common shareholders (1)	85.25%	84.94%	85.23%	84.74%
Funds from operations allocable to common shareholders	$93,021	$85,103	$217,765	$171,018

Funds from operations of the Operating Partnership, as adjusted	$109,115	$106,900	$212,043	$208,523
Percentage allocable to common shareholders (1)	85.25%	84.94%	85.23%	84.74%
Funds from operations allocable to Company shareholders, as adjusted	$93,021	$90,801	$180,724	$176,702

(1)
Represents the weighted-average number of common shares outstanding for the period divided by the sum of the weighted-average number of common shares and the weighted-average number of Operating Partnership units held by noncontrolling interests during the period.

FFO was positively impacted by the reduction in interest expense from the redemption of the Westfield PJV units in September 2013, rent growth from our existing portfolio of wholly-owned and joint venture properties and the results of operations from new properties, expansions and redevelopments. These positive variances were offset by a higher interest rate on our bonds, which were issued in the fourth quarter of 2013 and used to reduce outstanding borrowings on our credit facilities that bear interest at a lower rate than the bonds. Additionally, FFO was impacted from stock dilution for common stock issuances under our ATM program and asset sales completed in the third quarter of 2013.

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

Interest Rate Risk

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at June 30, 2014, a 0.5% increase or decrease in interest rates on variable-rate debt would decrease or increase annual cash flows by approximately $5.2 million and $1.6 million, respectively, and increase or decrease annual interest expense, after the effect of capitalized interest, by approximately $5.1 million and $1.5 million, respectively.

Based on our proportionate share of total consolidated and unconsolidated debt at June 30, 2014, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $89.2 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $89.3 million.

ITEM 4:    Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, of the effectiveness of the design and operation of the Company's and the Operating Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's and the Operating Partnership's disclosure controls and procedures are effective to ensure that information that the Company and the Operating Partnership are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to ensure that information we are required to disclose is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
In February 2014, TPD received a partial settlement of $0.8 million from certain of the defendants in the matter described in Note 12 to the condensed consolidated financial statements. Litigation continues with other defendants in the matter. There have been no other material developments during the six months ended June 30, 2014 in the matters described in "Part I, Item 3 - Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations that are discussed under the caption “Risk Factors” in Part I, Item1A of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to such risk factors since the filing of our Annual Report.

ITEM 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1–30, 2014	252	$17.96	—	$—
May 1–31, 2014	110	18.73	—	—
June 1–30, 2014	—	—	—	—
Total	362	$18.19	—	$—

(1)	Represents shares surrendered to the Company by employees to satisfy federal and state income tax requirements related to the vesting of shares of restricted stock.
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
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)

CBL & ASSOCIATES LIMITED PARTNERSHIP

By: CBL HOLDINGS I, INC., its general partner

/s/ Farzana K. Mitchell
_____________________________________
Farzana K. Mitchell
Executive Vice President -
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)

Date: August 11, 2014

INDEX TO EXHIBITS

Exhibit Number	Description
3.3	CBL & Associates Properties, Inc. Second Amended and Restated Bylaws, effective as of May 6, 2014*
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of CBL & Associates Properties, Inc.
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of CBL & Associates Limited Partnership
12.3	Computation of Ratio of Earnings to Fixed Charges of CBL & Associates Properties, Inc.
12.4	Computation of Ratio of Earnings to Fixed Charges of CBL & Associates Limited Partnership
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
* Incorporated by reference from the Company's Current Report on Form 8-K, dated on May 5, 2014 and filed on May 9, 2014. Commission File No 1-12494.