Form 10-Q
period 2014-09-30
CBL & ASSOCIATES PROPERTIES INC; CBL & ASSOCIATES LIMITED PARTNERSHIP
filed 2014-11-10
CIK 910612, 915140

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
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
As of November 5, 2014, there were 170,262,878 shares of CBL & Associates Properties, Inc.'s common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2014 of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the "Company" mean CBL & Associates Properties, Inc. and its subsidiaries. References to the "Operating Partnership" mean CBL & Associates Limited Partnership and its subsidiaries. The terms "we," "us" and "our" refer to the Company or the Company and the Operating Partnership collectively, as the context requires.

The Company is a real estate investment trust ("REIT") whose stock is traded on the New York Stock Exchange. The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At September 30, 2014, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 84.3% limited partner interest for a combined interest held by the Company of 85.3%.

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

•	controls and procedures in Item 4 of Part I of this report; and

•	certifications of the Chief Executive Officer and Chief Financial Officer included as Exhibits 31.1 through 32.4.

CBL & Associates Properties, Inc.
CBL & Associates Limited Partnership

PART I – FINANCIAL INFORMATION

ITEM 1:   Financial Statements

CBL & Associates Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

ASSETS	September 30, 2014	December 31, 2013
Real estate assets:
Land	$848,596	$858,619
Buildings and improvements	7,138,545	7,125,512
	7,987,141	7,984,131
Accumulated depreciation	(2,183,912)	(2,056,357)
	5,803,229	5,927,774
Developments in progress	151,670	139,383
Net investment in real estate assets	5,954,899	6,067,157
Cash and cash equivalents	45,071	65,500
Receivables:
Tenant, net of allowance for doubtful accounts of $2,412 and $2,379 in 2014 and 2013, respectively	79,960	79,899
Other, net of allowance for doubtful accounts of $1,158 and $1,241 in 2014 and 2013, respectively	24,412	23,343
Mortgage and other notes receivable	19,513	30,424
Investments in unconsolidated affiliates	269,964	277,146
Intangible lease assets and other assets	238,892	242,502
	$6,632,711	$6,785,971

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness	$4,711,421	$4,857,523
Accounts payable and accrued liabilities	347,382	333,875
Total liabilities	5,058,803	5,191,398
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	34,843	34,639
Shareholders' equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized:
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding	18	18
6.625% Series E Cumulative Redeemable Preferred Stock, 690,000 shares outstanding	7	7
Common stock, $.01 par value, 350,000,000 shares authorized, 170,260,669 and 170,048,144 issued and outstanding in 2014 and 2013, respectively	1,703	1,700
Additional paid-in capital	1,962,187	1,967,644
Accumulated other comprehensive income	12,805	6,325
Dividends in excess of cumulative earnings	(587,000)	(570,781)
Total shareholders' equity	1,389,720	1,404,913
Noncontrolling interests	149,345	155,021
Total equity	1,539,065	1,559,934
	$6,632,711	$6,785,971

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Operations (In thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES:
Minimum rents	$169,097	$167,703	$506,005	$498,632
Percentage rents	3,060	2,797	8,490	9,847
Other rents	3,813	3,837	13,708	13,503
Tenant reimbursements	71,330	70,576	214,322	213,524
Management, development and leasing fees	3,228	3,118	9,176	9,042
Other	8,186	9,518	25,189	27,067
Total revenues	258,714	257,549	776,890	771,615

OPERATING EXPENSES:
Property operating	36,668	38,375	112,206	111,170
Depreciation and amortization	72,488	68,941	212,180	206,115
Real estate taxes	22,202	22,607	65,638	66,411
Maintenance and repairs	12,603	13,387	41,391	40,808
General and administrative	9,474	10,160	35,583	36,459
Loss on impairment	497	—	17,753	21,038
Other	7,396	6,371	21,331	21,217
Total operating expenses	161,328	159,841	506,082	503,218
Income from operations	97,386	97,708	270,808	268,397
Interest and other income	463	8,809	3,535	10,197
Interest expense	(60,214)	(56,341)	(179,997)	(173,374)
Gain (loss) on extinguishment of debt	18,282	—	60,942	(9,108)
Gain on investment	—	—	—	2,400
Equity in earnings of unconsolidated affiliates	3,936	2,270	11,038	7,618
Income tax provision	(3,083)	(271)	(4,266)	(854)
Income from continuing operations before gain on sales of real estate assets	56,770	52,175	162,060	105,276
Gain on sales of real estate assets	434	58	3,513	1,058
Income from continuing operations	57,204	52,233	165,573	106,334
Operating income (loss) of discontinued operations	78	(8,346)	(480)	(5,195)
Gain on discontinued operations	(2)	290	88	1,162
Net income	57,280	44,177	165,181	102,301
Net income attributable to noncontrolling interests in:
Operating Partnership	(6,576)	(4,075)	(18,847)	(7,602)
Other consolidated subsidiaries	(1,362)	(5,778)	(3,740)	(18,338)
Net income attributable to the Company	49,342	34,324	142,594	76,361
Preferred dividends	(11,223)	(11,223)	(33,669)	(33,669)
Net income attributable to common shareholders	$38,119	$23,101	$108,925	$42,692

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Operations (In thousands, except per share data) (Unaudited) (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic and diluted per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.22	$0.18	$0.64	$0.28
Discontinued operations	0.00	(0.04)	0.00	(0.02)
Net income attributable to common shareholders	$0.22	$0.14	$0.64	$0.26
Weighted-average common and potential dilutive common shares outstanding	170,262	169,906	170,242	166,048

Amounts attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$38,054	$29,965	$109,259	$46,116
Discontinued operations	65	(6,864)	(334)	(3,424)
Net income attributable to common shareholders	$38,119	$23,101	$108,925	$42,692

Dividends declared per common share	$0.245	$0.230	$0.735	$0.690

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$57,280	$44,177	$165,181	$102,301

Other comprehensive income (loss):
Unrealized holding gain (loss) on available-for-sale securities	4,044	(1,749)	6,240	(2,000)
Unrealized gain (loss) on hedging instruments	1,148	(451)	3,021	(289)
Reclassification of hedging effect on earnings	(551)	568	(1,650)	1,687
Total other comprehensive income (loss)	4,641	(1,632)	7,611	(602)

Comprehensive income	61,921	42,545	172,792	101,699
Comprehensive income attributable to noncontrolling interests in:
Operating Partnership	(8,071)	(3,831)	(19,978)	(7,520)
Other consolidated subsidiaries	(1,362)	(5,778)	(3,740)	(18,338)
Comprehensive income attributable to the Company	$52,488	$32,936	$149,074	$75,841

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
 (Unaudited)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2013	$40,248	$25	$1,613	$1,773,630	$6,986	$(453,561)	$1,328,693	$192,404	$1,521,097
Net income	3,182	—	—	—	—	76,361	76,361	8,114	84,475
Other comprehensive loss	(4)	—	—	—	(520)	—	(520)	(78)	(598)
Redemption of redeemable noncontrolling preferred joint venture interest	—	—	—	10,000	—	—	10,000	—	10,000
Dividends declared - common stock	—	—	—	—	—	(115,870)	(115,870)	—	(115,870)
Dividends declared - preferred stock	—	—	—	—	—	(33,669)	(33,669)	—	(33,669)
Issuances of 8,635,715 shares of common stock and restricted common stock	—	—	86	209,445	—	—	209,531	—	209,531
Cancellation of 39,475 shares of restricted common stock	—	—	—	(711)	—	—	(711)	—	(711)
Amortization of deferred compensation	—	—	—	2,287	—	—	2,287	—	2,287
Distributions to noncontrolling interests	(4,980)	—	—	—	—	—	—	(22,889)	(22,889)
Adjustment for noncontrolling interests	3,803	—	—	(32,135)	—	—	(32,135)	28,388	(3,747)
Adjustment to record redeemable noncontrolling interests at redemption value	(5,079)	—	—	4,551	—	—	4,551	528	5,079
Acquire controlling interest in shopping center property	—	—	—	—	—	—	—	(41,444)	(41,444)
Balance, September 30, 2013	$37,170	$25	$1,699	$1,967,067	$6,466	$(526,739)	$1,448,518	$165,023	$1,613,541

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)
(Continued)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2014	$34,639	$25	$1,700	$1,967,644	$6,325	$(570,781)	$1,404,913	$155,021	$1,559,934
Net income	3,323	—	—	—	—	142,594	142,594	19,264	161,858
Other comprehensive income	60	—	—	—	6,480	—	6,480	1,071	7,551
Dividends declared - common stock	—	—	—	—	—	(125,144)	(125,144)	—	(125,144)
Dividends declared - preferred stock	—	—	—	—	—	(33,669)	(33,669)	—	(33,669)
Issuances of 243,648 shares of common stock and restricted common stock	—	—	3	636	—	—	639	—	639
Cancellation of 31,123 shares of restricted common stock	—	—	—	(369)	—	—	(369)	—	(369)
Amortization of deferred compensation	—	—	—	2,837	—	—	2,837	—	2,837
Redemptions of Operating Partnership common units	—	—	—	—	—	—	—	(4,609)	(4,609)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	938	938
Distributions to noncontrolling interests	(7,083)	—	—	—	—	—	—	(26,997)	(26,997)
Adjustment for noncontrolling interests	2,193	—	—	(6,865)	—	—	(6,865)	4,672	(2,193)
Adjustment to record redeemable noncontrolling interests at redemption value	1,711	—	—	(1,696)	—	—	(1,696)	(15)	(1,711)
Balance, September 30, 2014	$34,843	$25	$1,703	$1,962,187	$12,805	$(587,000)	$1,389,720	$149,345	$1,539,065

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$165,181	$102,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	212,180	212,752
Net amortization of deferred finance costs and debt premiums	4,557	3,651
Net amortization of intangible lease assets and liabilities	535	(111)
Gain on sales of real estate assets	(3,513)	(1,058)
Gain on investment	—	(2,400)
Gain on discontinued operations	(88)	(1,162)
Write-off of development projects	81	141
Share-based compensation expense	3,318	2,308
Loss on impairment	17,753	21,038
Loss on impairment from discontinued operations	681	5,234
(Gain) loss on extinguishment of debt	(60,942)	9,108
Equity in earnings of unconsolidated affiliates	(11,038)	(7,618)
Distributions of earnings from unconsolidated affiliates	14,563	11,225
Provision for doubtful accounts	2,684	1,459
Change in deferred tax accounts	1,241	1,666
Changes in:
Tenant and other receivables	(4,629)	(7,430)
Other assets	(5,637)	754
Accounts payable and accrued liabilities	(7,593)	(15,821)
Net cash provided by operating activities	329,334	336,037

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(195,418)	(233,202)
Acquisition of real estate assets	—	(26,444)
Additions to restricted cash	(362)	(2,909)
Proceeds from sales of real estate assets	15,865	219,800
Additions to mortgage and other notes receivable	—	(2,700)
Payments received on mortgage and other notes receivable	20,911	3,743
Proceeds from sales of investments and available-for-sale securities	—	15,877
Additional investments in and advances to unconsolidated affiliates	(12,541)	(31,969)
Distributions in excess of equity in earnings of unconsolidated affiliates	34,695	8,706
Changes in other assets	(6,563)	(14,295)
Net cash used in investing activities	(143,413)	(63,393)

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$429,596	$1,696,913
Principal payments on mortgage and other indebtedness	(437,092)	(1,568,874)
Additions to deferred financing costs	(233)	(3,173)
Prepayment fees on extinguishment of debt	(1,249)	(8,708)
Proceeds from issuances of common stock	131	209,510
Purchase of noncontrolling interest in the Operating Partnership	(4,609)	—
Redemption of redeemable noncontrolling preferred joint venture interest	—	(408,577)
Contributions from noncontrolling interests	11	—
Distributions to noncontrolling interests	(34,145)	(47,450)
Dividends paid to holders of preferred stock	(33,669)	(33,669)
Dividends paid to common shareholders	(125,091)	(112,276)
Net cash used in financing activities	(206,350)	(276,304)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(20,429)	(3,660)
CASH AND CASH EQUIVALENTS, beginning of period	65,500	78,248
CASH AND CASH EQUIVALENTS, end of period	$45,071	$74,588

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$171,661	$168,092

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Balance Sheets
(In thousands, except unit data)
(Unaudited)

ASSETS	September 30, 2014	December 31, 2013
Real estate assets:
Land	$848,596	$858,619
Buildings and improvements	7,138,545	7,125,512
	7,987,141	7,984,131
Accumulated depreciation	(2,183,912)	(2,056,357)
	5,803,229	5,927,774
Developments in progress	151,670	139,383
Net investment in real estate assets	5,954,899	6,067,157
Cash and cash equivalents	45,015	65,486
Receivables:
Tenant, net of allowance for doubtful accounts of $2,412 and $2,379 in 2014 and 2013, respectively	79,960	79,899
Other, net of allowance for doubtful accounts of $1,158 and $1,241 in 2014 and 2013, respectively	24,412	23,343
Mortgage and other notes receivable	19,513	30,424
Investments in unconsolidated affiliates	270,524	277,701
Intangible lease assets and other assets	238,771	242,383
	$6,633,094	$6,786,393

LIABILITIES, REDEEMABLE INTERESTS AND CAPITAL
Mortgage and other indebtedness	$4,711,421	$4,857,523
Accounts payable and accrued liabilities	347,366	333,876
Total liabilities	5,058,787	5,191,399
Commitments and contingencies (Note 12)
Redeemable interests:
Redeemable noncontrolling interests	6,120	5,883
Redeemable common units	28,723	28,756
Total redeemable interests	34,843	34,639
Partners' capital:
Preferred units	565,212	565,212
Common units:
General partner	9,592	9,866
Limited partners	934,608	961,175
Accumulated other comprehensive income	12,474	4,923
Total partners' capital	1,521,886	1,541,176
Noncontrolling interests	17,578	19,179
Total capital	1,539,464	1,560,355
	$6,633,094	$6,786,393

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership Condensed Consolidated Statements of Operations (In thousands, except per unit data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES:
Minimum rents	$169,097	$167,703	$506,005	$498,632
Percentage rents	3,060	2,797	8,490	9,847
Other rents	3,813	3,837	13,708	13,503
Tenant reimbursements	71,330	70,576	214,322	213,524
Management, development and leasing fees	3,228	3,118	9,176	9,042
Other	8,186	9,518	25,189	27,067
Total revenues	258,714	257,549	776,890	771,615

OPERATING EXPENSES:
Property operating	36,668	38,375	112,206	111,170
Depreciation and amortization	72,488	68,941	212,180	206,115
Real estate taxes	22,202	22,607	65,638	66,411
Maintenance and repairs	12,603	13,387	41,391	40,808
General and administrative	9,474	10,160	35,583	36,459
Loss on impairment	497	—	17,753	21,038
Other	7,396	6,371	21,331	21,217
Total operating expenses	161,328	159,841	506,082	503,218
Income from operations	97,386	97,708	270,808	268,397
Interest and other income	463	8,809	3,535	10,197
Interest expense	(60,214)	(56,341)	(179,997)	(173,374)
Gain (loss) on extinguishment of debt	18,282	—	60,942	(9,108)
Gain on investment	—	—	—	2,400
Equity in earnings of unconsolidated affiliates	3,936	2,270	11,038	7,618
Income tax provision	(3,083)	(271)	(4,266)	(854)
Income from continuing operations before gain on sales of real estate assets	56,770	52,175	162,060	105,276
Gain on sales of real estate assets	434	58	3,513	1,058
Income from continuing operations	57,204	52,233	165,573	106,334
Operating income (loss) of discontinued operations	78	(8,346)	(480)	(5,195)
Gain on discontinued operations	(2)	290	88	1,162
Net income	57,280	44,177	165,181	102,301
Net income attributable to noncontrolling interests	(1,362)	(5,778)	(3,740)	(18,338)
Net income attributable to the Operating Partnership	55,918	38,399	161,441	83,963
Distributions to preferred unitholders	(11,223)	(11,223)	(33,669)	(33,669)
Net income attributable to common unitholders	$44,695	$27,176	$127,772	$50,294

CBL & Associates Limited Partnership Condensed Consolidated Statements of Operations (In thousands, except per unit data) (Unaudited) (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic and diluted per unit data attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$0.22	$0.17	$0.64	$0.27
Discontinued operations	0.00	(0.03)	0.00	(0.01)
Net income attributable to common unitholders	$0.22	$0.14	$0.64	$0.26
Weighted-average common and potential dilutive common units outstanding	199,631	199,451	199,699	195,594

Amounts attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$44,630	$34,040	$128,106	$53,718
Discontinued operations	65	(6,864)	(334)	(3,424)
Net income attributable to common unitholders	$44,695	$27,176	$127,772	$50,294

Distributions declared per common unit	$0.253	$0.230	$0.759	$0.690

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$57,280	$44,177	$165,181	$102,301

Other comprehensive income:
Unrealized holding gain (loss) on available-for-sale securities	4,044	(1,749)	6,240	(2,000)
Unrealized loss on hedging instruments	1,148	(451)	3,021	(289)
Reclassification of hedging effect on earnings	(551)	568	(1,650)	1,687
Total other comprehensive income (loss)	4,641	(1,632)	7,611	(602)

Comprehensive income	61,921	42,545	172,792	101,699
Comprehensive income attributable to noncontrolling interests	(1,362)	(5,778)	(3,740)	(18,338)
Comprehensive income of the Operating Partnership	$60,559	$36,767	$169,052	$83,361

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Capital
(in thousands)
 (Unaudited)

	Redeemable Interests			Number of			Common Units
	Redeemable Noncontrolling Interests	Redeemable Common Units	Total Redeemable Interests	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Income	Total Partners' Capital	Noncontrolling Interests	Total Capital
Balance, January 1, 2013	$6,413	$33,835	$40,248	25,050	190,855	$565,212	$9,904	$877,363	$5,685	$1,458,164	$63,496	$1,521,660
Net income	2,780	402	3,182	—	—	33,669	523	49,369	—	83,561	914	84,475
Other comprehensive loss	—	(4)	(4)	—	—	—	—	—	(598)	(598)	—	(598)
Redemption of redeemable noncontrolling preferred joint venture interest	—	—	—	—	—	—	105	9,895	—	10,000	—	10,000
Distributions declared - common units	—	—	—	—	—	—	(1,388)	(114,482)	—	(115,870)	—	(115,870)
Distributions declared - preferred units	—	—	—	—	—	(33,669)	—		—	(33,669)	—	(33,669)
Issuances of common units	—	—	—	—	8,635	—	—	209,531	—	209,531	—	209,531
Cancellation of restricted common stock	—	—	—	—	(39)	—	—	(711)	—	(711)	—	(711)
Amortization of deferred compensation	—	—	—	—	—	—	24	2,263	—	2,287	—	2,287
Distributions to noncontrolling interests	(1,551)	(3,429)	(4,980)	—	—	—	(229)	(21,639)	—	(21,868)	(966)	(22,834)
Allocation of partners' capital	—	3,803	3,803	—	—	—	1,710	(5,651)	—	(3,941)	—	(3,941)
Adjustment to record redeemable interests at redemption value	(1,009)	(4,070)	(5,079)	—	—	—	53	5,026	—	5,079	—	5,079
Acquire controlling interest in shopping center properties	—	—	—	—	—	—	—	—	—	—	(41,444)	(41,444)
Balance, September 30, 2013	$6,633	$30,537	$37,170	25,050	199,451	$565,212	$10,702	$1,010,964	$5,087	$1,591,965	$22,000	$1,613,965

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Capital
(in thousands)
(Unaudited)
(Continued)

	Redeemable Interests			Number of			Common Units
	Redeemable Noncontrolling Interests	Redeemable Common Units	Total Redeemable Interests	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Income	Total Partners' Capital	Noncontrolling Interests	Total Capital
Balance, January 1, 2014	$5,883	$28,756	$34,639	25,050	199,593	$565,212	$9,866	$961,175	$4,923	$1,541,176	$19,179	$1,560,355
Net income	2,324	999	3,323	—	—	33,669	1,301	125,472	—	160,442	1,416	161,858
Other comprehensive income	—	60	60	—	—	—	—	—	7,551	7,551	—	7,551
Distributions declared - common units	—	(3,411)	(3,411)	—	—	—	(1,479)	(146,707)	—	(148,186)	—	(148,186)
Distributions declared - preferred units	—	—	—	—	—	(33,669)	—	—	—	(33,669)	—	(33,669)
Issuances of common units	—	—	—	—	244	—	—	639	—	639	—	639
Redemptions of common units	—	—	—	—	(171)	—	—	(4,609)	—	(4,609)	—	(4,609)
Cancellation of restricted common stock	—	—	—	—	(31)	—	—	(369)	—	(369)	—	(369)
Amortization of deferred compensation	—	—	—	—	—	—	29	2,808	—	2,837	—	2,837
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	938	938
Distributions to noncontrolling interests	(3,672)	—	(3,672)	—	—	—	—	—	—	—	(3,955)	(3,955)
Allocation of partners' capital	—	2,193	2,193	—	—	—	(107)	(2,108)	—	(2,215)	—	(2,215)
Adjustment to record redeemable interests at redemption value	1,585	126	1,711	—	—	—	(18)	(1,693)	—	(1,711)	—	(1,711)
Balance, September 30, 2014	$6,120	$28,723	$34,843	25,050	199,635	$565,212	$9,592	$934,608	$12,474	$1,521,886	$17,578	$1,539,464

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$165,181	$102,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	212,180	212,752
Net amortization of deferred finance costs and debt premiums	4,557	3,651
Net amortization of intangible lease assets and liabilities	535	(111)
Gain on sales of real estate assets	(3,513)	(1,058)
Gain on investment	—	(2,400)
Gain on discontinued operations	(88)	(1,162)
Write-off of development projects	81	141
Share-based compensation expense	3,318	2,308
Loss on impairment	17,753	21,038
Loss on impairment from discontinued operations	681	5,234
(Gain) loss on extinguishment of debt	(60,942)	9,108
Equity in earnings of unconsolidated affiliates	(11,038)	(7,618)
Distributions of earnings from unconsolidated affiliates	14,559	11,225
Provision for doubtful accounts	2,684	1,459
Change in deferred tax accounts	1,241	1,666
Changes in:
Tenant and other receivables	(4,629)	(7,430)
Other assets	(5,637)	815
Accounts payable and accrued liabilities	(7,631)	(15,888)
Net cash provided by operating activities	329,292	336,031

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(195,418)	(233,202)
Acquisition of real estate assets	—	(26,444)
Additions to restricted cash	(362)	(2,909)
Proceeds from sales of real estate assets	15,865	219,800
Additions to mortgage and other notes receivable	—	(2,700)
Payments received on mortgage and other notes receivable	20,911	3,743
Proceeds from sales of investments and available-for-sale securities	—	15,877
Additional investments in and advances to unconsolidated affiliates	(12,541)	(31,969)
Distributions in excess of equity in earnings of unconsolidated affiliates	34,695	8,706
Changes in other assets	(6,563)	(14,295)
Net cash used in investing activities	(143,413)	(63,393)

CBL & Associates Limited Partnership Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$429,596	$1,696,913
Principal payments on mortgage and other indebtedness	(437,092)	(1,568,874)
Additions to deferred financing costs	(233)	(3,173)
Prepayment fees on extinguishment of debt	(1,249)	(8,708)
Proceeds from issuances of common units	131	209,510
Redemption of common units	(4,609)	—
Contributions from noncontrolling interests	11	—
Redemption of redeemable noncontrolling preferred joint venture interest	—	(408,577)
Distributions to noncontrolling interests	(34,145)	(22,310)
Distributions to preferred unitholders	(33,669)	(33,669)
Distributions to common unitholders	(125,091)	(137,416)
Net cash used in financing activities	(206,350)	(276,304)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(20,471)	(3,666)
CASH AND CASH EQUIVALENTS, beginning of period	65,486	78,244
CASH AND CASH EQUIVALENTS, end of period	$45,015	$74,578

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$171,661	$168,092

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
CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the “Operating Partnership”). The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a variable interest entity ("VIE").  As of September 30, 2014, the Operating Partnership owned interests in the following properties:

	Malls (1)	Associated Centers	Community Centers	Office Buildings (2)	Total
Consolidated properties	73	25	6	8	112
Unconsolidated properties (3)	9	4	5	5	23
Total	82	29	11	13	135

(1)	Category consists of regional malls, open-air centers and outlet centers (including one mixed-use center).

(2)	Includes CBL's corporate office building.

(3)	The Operating Partnership accounts for these investments using the equity method because one or more of the other partners have substantive participating rights.

At September 30, 2014, the Operating Partnership had interests in the following properties under development:

	Consolidated Properties			Unconsolidated Properties
	Malls	Associated Centers	Community Centers	Malls	Community Centers
Development	—	—	1	—	—
Expansions	—	—	—	—	2
Redevelopment	2	1	—	1	—
The Operating Partnership also holds options to acquire certain development properties owned by third parties.
CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At September 30, 2014, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 84.3% limited partner interest for a combined interest held by CBL of 85.3%.
As used herein, the term "Company" includes CBL & Associates Properties, Inc. and its subsidiaries, including CBL & Associates Limited Partnership and its subsidiaries, unless the context indicates otherwise. The term "Operating Partnership" refers to CBL & Associates Limited Partnership and its subsidiaries.
The noncontrolling interest in the Operating Partnership is held by CBL & Associates, Inc., its shareholders and affiliates and certain senior officers of the Company (collectively "CBL's Predecessor"), all of which contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993, and by various third parties. At September 30, 2014, CBL’s Predecessor owned a 9.1% limited partner interest and third parties owned a 5.6% limited partner interest in the Operating Partnership.  CBL's Predecessor also owned 3.4 million shares of CBL’s common stock at September 30, 2014, for a total combined effective interest of 10.8% in the Operating Partnership.
The Operating Partnership conducts the Company’s property management and development activities through its wholly-owned subsidiary, CBL & Associates Management, Inc. (the “Management Company”), to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. All intercompany transactions have been eliminated. The results for the interim period ended September 30, 2014 are not necessarily indicative of the results to be obtained for the full fiscal year.
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

Accounting Guidance Not Yet Effective
In May 2014, the FASB and the International Accounting Standards Board jointly issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The objective of this converged standard is to enable financial statement users to better understand and analyze revenue by replacing current transaction and industry-specific guidance with a more principles-based approach to revenue recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that the entity expects to be entitled to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other guidance such as lease and insurance contracts. For public companies, ASU 2014-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those years using one of two retrospective application methods. Early adoption is not permitted. The Company is evaluating the impact that this update may have on its consolidated financial statements.
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
Fair Value Measurements on a Recurring Basis
The following tables set forth information regarding the Company’s financial instruments that are measured at fair value on a recurring basis in the accompanying condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013:

		Fair Value Measurements at Reporting Date Using
	Fair Value at September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$20,213	$20,213	$—	$—

Liabilities:
Interest rate swaps	$2,637	$—	$2,637	$—

		Fair Value Measurements at Reporting Date Using
	Fair Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$13,973	$13,973	$—	$—
Interest rate cap	—	—	—	—

Liabilities:
Interest rate swaps	$4,007	—	$4,007	$—
The Company recognizes transfers in and out of every level at the end of each reporting period. There were no transfers between Levels 1, 2, or 3 for any periods presented.
Intangible lease assets and other assets in the condensed consolidated balance sheets include marketable securities consisting of corporate equity securities that are classified as available-for-sale.  Net unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of AOCI in redeemable noncontrolling interests, shareholders’ equity and partners' capital, and noncontrolling interests.  If a decline in the value of an investment is deemed to be other than temporary, the investment is written down to fair value and an impairment loss is recognized in the current period to the extent of the decline in value. During the three and nine month periods ended September 30, 2014 and 2013, the Company did not record any write-downs related to other-than-temporary impairments.  The Company did not recognize any realized gains or losses related to sales of marketable securities during the three and nine month periods ended September 30, 2014 and 2013. The fair values of the Company’s available-for-sale securities are based on quoted market prices and are classified under Level 1.
The following is a summary of the available-for-sale securities held by the Company as of September 30, 2014 and December 31, 2013:

		Gross Unrealized
	Adjusted Cost	Gains	Losses	Fair Value
September 30, 2014:
Common stocks	$4,195	$16,018	$—	$20,213

		Gross Unrealized
	Adjusted Cost	Gains	Losses	Fair Value
December 31, 2013:
Common stocks	$4,195	$9,778	$—	$13,973
The Company uses interest rate swaps and caps to mitigate the effect of interest rate movements on its variable-rate debt.  The Company had four interest rate swaps as of September 30, 2014 and four interest rate swaps and one interest rate cap as of December 31, 2013, that qualified as hedging instruments and were designated as cash flow hedges.  The interest rate cap is included in intangible lease assets and other assets and the interest rate swaps are reflected in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.  The swaps and cap have met the effectiveness test criteria since inception and changes in their fair values are, thus, reported in other comprehensive income (loss) ("OCI/L") and are reclassified into earnings in the same period or periods during which the hedged items affect earnings.  The fair values of the Company’s interest rate hedges, classified under Level 2, are determined based on prevailing market data for contracts with matching durations, current and anticipated LIBOR information, consideration of the Company’s credit standing, credit risk of the counterparties and reasonable estimates about relevant future market conditions.  See Note 6 for further information regarding the Company’s interest rate hedging instruments.
The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments.  Based on the interest rates for similar financial instruments, the carrying value of mortgage and other notes receivable is a reasonable estimate of fair value.  The estimated fair value of mortgage and other indebtedness was $4,905,034 and $5,126,300 at September 30, 2014 and December 31, 2013,

respectively.  The fair value was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently. The carrying amount of mortgage and other indebtedness was $4,711,421 and $4,857,523 at September 30, 2014 and December 31, 2013, respectively.
Fair Value Measurements on a Nonrecurring Basis
The Company measures the fair value of certain long-lived assets on a nonrecurring basis, through quarterly impairment testing or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company considers both quantitative and qualitative factors in its impairment analysis of long-lived assets. Significant quantitative factors include historical and forecasted information for each property such as net operating income ("NOI"), occupancy statistics and sales levels. Significant qualitative factors used include market conditions, age and condition of the property and tenant mix. Due to the significant unobservable estimates and assumptions used in the valuation of long-lived assets that experience impairment, the Company classifies such long-lived assets under Level 3 in the fair value hierarchy. The fair value analysis as of September 30, 2014 used various probability-weighted scenarios comparing the property's net book value to the sum of its estimated fair value. Assumptions included up to a 10-year holding period with a sale at the end of the holding period and capitalization rates ranging from 9% to 12%.
The following table sets forth information regarding the Company's assets that are measured at fair value on a nonrecurring basis:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
2014:
Long-lived assets	$—	$—	$—	$—	$17,753

Long-lived Assets Measured at Fair Value in 2014
During the nine months ended September 30, 2014, the Company wrote down three properties to their estimated fair values. These properties were Chapel Hill Mall, Lakeshore Mall and Pemberton Plaza. All three of these properties were disposed of as of September 30, 2014 as described below.
In accordance with the Company's quarterly impairment review process, the Company recorded a non-cash impairment of real estate of $12,050 in the first quarter of 2014 related to Chapel Hill Mall, located in Akron, OH, to write-down the depreciated book value to its estimated fair value of $53,348 as of March 31, 2014. The mall had experienced declining cash flows which were insufficient to cover the debt service on the mortgage secured by the property and the non-recourse loan was in default. In September 2014, the Company conveyed Chapel Hill Mall to the lender by a deed-in-lieu of foreclosure. See Note 6 for additional information.
The Company recognized a non-cash impairment of real estate of $5,100 when it adjusted the book value of Lakeshore Mall, located in Sebring, FL, to its estimated fair value of $13,780 based on a binding purchase agreement signed in April 2014. The sale closed in May 2014 and the Company recognized an impairment loss of $106 in the second quarter of 2014 as a result of additional closing costs.
In September 2014, the Company recognized an impairment loss of $497 to true-up the fair value of Pemberton Plaza, a community center located in Vicksburg, MS, to its net sales price. See Note 4 for further information on this sale.

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

				Sales Price
Sales Date	Property	Property Type	Location	Gross	Net	Gain
2014 Activity:
September	Pemberton Plaza (1)	Community Center	Vicksburg, MS	$1,975	$1,886	$—
June	Foothills Plaza Expansion	Associated Center	Maryville, TN	2,640	2,387	934
May	Lakeshore Mall (2)	Mall	Sebring, FL	14,000	13,613	—
				$18,615	$17,886	$934

(1)
The Company recognized a loss on impairment of real estate of $497 in the third quarter of 2014 when it adjusted the book value of Pemberton Plaza to its net sales price. The sale closed in September 2014.

(2)
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

In September 2014, the Company conveyed Chapel Hill Mall to the mortgage lender by a deed-in-lieu of foreclosure. The mortgage loan was non-recourse and had a balance of $68,563. The Company recorded a non-cash impairment of real estate of $12,050 in the first quarter of 2014 to write down the book value of this property to its then estimated fair value. As a result of the conveyance, the Company recognized a gain on extinguishment of debt of $18,259 million in the third quarter of 2014 representing the difference between the debt extinguished over the net book value of the property as of the transfer date. See Note 6 for additional information.
In January 2014, the mortgage lender for Citadel Mall completed the foreclosure on the property. The lender received the title in satisfaction of the non-recourse debt which had a balance of $68,169. A non-cash loss on impairment of $20,453 was recorded in the second quarter of 2013 to write down the book value of this property to its then estimated fair value. In the nine months ended September 30, 2014, the Company recognized a non-cash gain on extinguishment of debt of $43,932 representing the amount by which the outstanding debt balance exceeded the net book value of the property as of the transfer date. See Note 6 for additional information.
See Note 16 for information on a disposition that occurred subsequent to September 30, 2014.

2013 Dispositions
The results of operations of the properties described below, as well as any gains or impairment losses related to those properties, are included in discontinued operations for all periods presented, as applicable. Net proceeds from these 2013 dispositions were used to reduce the outstanding balances on the Company's credit facilities. The following is a summary of the Company's 2013 dispositions:

				Sales Price		Gain/ (Loss)
Sales Date	Property	Property Type	Location	Gross	Net
2013 Activity:
August	Georgia Square & Georgia Square Plaza, Panama City Mall & The Shoppes at Panama City, RiverGate Mall and Village at RiverGate (1)	Mall & Associated Center	Athens, GA Panama City, FL Nashville, TN	$176,000	$171,977	$—
March	1500 Sunday Drive	Office Building	Raleigh, NC	8,300	7,862	(549)
March	Peninsula I & II	Office Building	Newport News, VA	5,250	5,121	598
January	Lake Point & SunTrust	Office Building	Greensboro, NC	30,875	30,490	823
December 2008	706 & 708 Green Valley Road (2)	Office Building	Greensboro, NC			281
	Various (3)					9
				$220,425	$215,450	$1,162

(1)	Net loss on impairment of $5,234 recorded in the third quarter of 2013 to write down the book value of six properties sold in a portfolio sale to the net sales price.

(2)	Recognition of gain deferred in December 2008 upon repayment of the notes receivable taken as part of the sales price consideration.

(3)	Reflects subsequent true-ups for settlement of estimated expenses based on actual amounts.

Total revenues of the properties described above that are included in discontinued operations were $1,911 and $16,678 for the three and nine month periods ended September 30, 2013. The total net investment in real estate assets at the time of sale for the properties sold during the nine months ended September 30, 2013 was $219,829. There were no outstanding mortgage loans for any of the properties that were sold during the nine months ended September 30, 2013. Discontinued operations for the three and nine month periods ended September 30, 2014 and 2013 also include settlements of estimated expenses based on actual amounts for properties sold during previous periods.

Note 5 – Unconsolidated Affiliates, Redeemable Interests, Noncontrolling Interests and Cost Method Investments

Unconsolidated Affiliates

At September 30, 2014, the Company had investments in the following 17 entities, which are accounted for using the equity method of accounting:

Joint Venture	Property Name	Company's Interest
CBL/T-C, LLC	CoolSprings Galleria, Oak Park Mall and West County Center	50.0%
CBL-TRS Joint Venture, LLC	Friendly Center, The Shops at Friendly Center and a portfolio of four office buildings	50.0%
CBL-TRS Joint Venture II, LLC	Renaissance Center	50.0%
El Paso Outlet Outparcels, LLC	The Outlet Shoppes at El Paso (vacant land)	50.0%
Fremaux Town Center JV, LLC	Fremaux Town Center Phases I and II	65.0%
Governor’s Square IB	Governor’s Plaza	50.0%
Governor’s Square Company	Governor’s Square	47.5%
High Pointe Commons, LP	High Pointe Commons	50.0%
High Pointe Commons II-HAP, LP	High Pointe Commons - Christmas Tree Shop	50.0%
JG Gulf Coast Town Center LLC	Gulf Coast Town Center	50.0%
Kentucky Oaks Mall Company	Kentucky Oaks Mall	50.0%
Mall of South Carolina L.P.	Coastal Grand—Myrtle Beach	50.0%
Mall of South Carolina Outparcel L.P.	Coastal Grand—Myrtle Beach (Coastal Grand Crossing and vacant land)	50.0%
Port Orange I, LLC	The Pavilion at Port Orange Phase I and one office building	50.0%
Triangle Town Member LLC	Triangle Town Center, Triangle Town Commons and Triangle Town Place	50.0%
West Melbourne I, LLC	Hammock Landing Phases I and II	50.0%
York Town Center, LP	York Town Center	50.0%

Although the Company had majority ownership of certain joint ventures during 2014 and 2013, it evaluated the investments and concluded that the other partners or owners in these joint ventures had substantive participating rights, such as approvals of:

•	the pro forma for the development and construction of the project and any material deviations or modifications thereto;

•	the site plan and any material deviations or modifications thereto;

•	the conceptual design of the project and the initial plans and specifications for the project and any material deviations or modifications thereto;

•	any acquisition/construction loans or any permanent financings/refinancings;

•	the annual operating budgets and any material deviations or modifications thereto;

•	the initial leasing plan and leasing parameters and any material deviations or modifications thereto; and

•	any material acquisitions or dispositions with respect to the project.
As a result of the joint control over these joint ventures, the Company accounts for these investments using the equity method of accounting.

Condensed combined financial statement information of these unconsolidated affiliates is as follows:

	As of
ASSETS	September 30, 2014	December 31, 2013
Investment in real estate assets	$2,243,113	$2,167,227
Accumulated depreciation	(603,622)	(555,174)
	1,639,491	1,612,053
Developments in progress	57,875	103,161
Net investment in real estate assets	1,697,366	1,715,214
Other assets	183,920	168,799
Total assets	$1,881,286	$1,884,013

LIABILITIES
Mortgage and other indebtedness	$1,505,907	$1,468,422
Other liabilities	47,765	48,203
Total liabilities	1,553,672	1,516,625

OWNERS' EQUITY
The Company	187,714	213,664
Other investors	139,900	153,724
Total owners' equity	327,614	367,388
Total liabilities and owners' equity	$1,881,286	$1,884,013

	Total for the Three Months Ended September 30,		Company's Share for the Three Months Ended September 30,
	2014	2013	2014	2013
Total revenues	$61,781	$59,348	$32,371	$30,556
Depreciation and amortization	(19,776)	(18,889)	(10,537)	(9,877)
Interest income	336	340	257	242
Interest expense	(18,861)	(19,150)	(9,719)	(9,840)
Operating expenses	(17,788)	(18,045)	(9,134)	(8,822)
Gain on sales of real estate assets	1,119	21	698	11
Net income	$6,811	$3,625	$3,936	$2,270

	Total for the Nine Months Ended September 30,		Company's Share for the Nine Months Ended September 30,
	2014	2013	2014	2013
Total revenues	$185,002	$180,091	$96,389	$93,002
Depreciation and amortization	(57,793)	(57,158)	(30,654)	(29,748)
Interest income	1,015	1,017	775	713
Interest expense	(56,165)	(57,861)	(28,872)	(29,677)
Operating expenses	(53,457)	(54,240)	(27,298)	(26,683)
Gain on sales of real estate assets	1,119	21	698	11
Net income	$19,721	$11,870	$11,038	$7,618

2014 Financing
The following table presents the loan activity of the Company's unconsolidated affiliates since January 1, 2014:

Date	Property	Stated Interest Rate	Maturity Date (1)		Amount Financed or Extended
August	Fremaux Town Center - Phase I (2)	LIBOR + 2.0%	August 2016	(3)	$47,291
August	Fremaux Town Center - Phase II (4)	LIBOR + 2.0%	August 2016	(3)	32,100
July	Coastal Grand-Myrtle Beach (5)	4.09%	August 2024		126,000
February	Fremaux Town Center - Phase I (6)	LIBOR + 2.125%	March 2016		47,291
(1)    Excludes any extension options.

(2)
Fremaux Town Center JV, LLC ("Fremaux") amended and modified its Phase I construction loan to change the maturity date and interest rate. Additionally, the Company's guarantee of the loan was reduced from 100% to 50% of the outstanding principal loan amount. See Note 12 for further information on future guarantee reductions.

(3)	The construction loan has two one-year extension options, which are at the joint venture's election, for an outside maturity date of August 2018.

(4)	The Company has guaranteed 100% of the construction loan. See Note 12 for further information on future guarantee reductions.

(5)
Two subsidiaries of Mall of South Carolina L.P. and Mall of South Carolina Outparcel L.P., closed on a non-recourse loan, secured by Coastal Grand-Myrtle Beach in Myrtle Beach, SC. Net proceeds were used to retire the outstanding borrowings under the previous loan, which had a balance of $75,238 as well as to pay off $18,000 of subordinated notes to the Company and its joint venture partner, each of which held $9,000. See Note 8 for additional information. Excess proceeds were distributed 50/50 to the Company and its partner.

(6)
Fremaux amended and restated its March 2013 loan agreement to increase the capacity on its construction loan from $46,000 to $47,291 for additional development costs related to Fremaux Town Center. The Company had guaranteed 100% of the loan. The construction loan had two one-year extension options, which were at the joint venture's election, for an outside maturity date of March 2018. See Note 2 and Note 3 above for information on the extension and modification of the Phase I loan in August 2014.

All of the debt on the properties owned by the unconsolidated affiliates is non-recourse, except for Fremaux Phases I and II, West Melbourne, Port Orange, and Gulf Coast Phase III. See Note 12 for a description of guarantees the Company has issued related to certain unconsolidated affiliates.
CBL/T-C, LLC
In accordance with the terms of the joint venture agreement, the Company elected to purchase TIAA-CREF's 12.0% interest in Pearland Town Center in the first quarter of 2014 for $17,948. This amount represented the noncontrolling partner's unreturned equity contribution related to Pearland Town Center, which was accounted for as a financing obligation, plus accrued and unpaid preferred return at a rate of 8.0%.
Redeemable Interests
Redeemable common units of $28,723 and $28,756 at September 30, 2014 and December 31, 2013, respectively, include a partnership interest in the Operating Partnership for which the partnership agreement includes redemption provisions that may require the Operating Partnership to redeem the partnership interest for real property.

Redeemable noncontrolling interests of $6,120 and $5,883 at September 30, 2014 and December 31, 2013, respectively, include the aggregate noncontrolling ownership interest in consolidated subsidiaries that is held by third parties and for which the related partnership agreements contain redemption provisions at the holder's election that allow for redemption through cash and/or properties.

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

Nine Months Ended September 30, 2013
Beginning Balance	$423,834
Net income attributable to redeemable noncontrolling preferred joint venture interest	14,637
Distributions to redeemable noncontrolling preferred joint venture interest	(19,894)
Reduction to preferred liquidation value of PJV units	(10,000)
Redemption of noncontrolling preferred joint venture interest	(408,577)
Ending Balance	$—

Noncontrolling Interests of the Operating Partnership
Noncontrolling interests include the aggregate noncontrolling ownership interest in the Operating Partnership's consolidated subsidiaries that is held by third parties and for which the related partnership agreements either do not include redemption provisions or are subject to redemption provisions that do not require classification outside of permanent equity. Total noncontrolling interest was $17,578 and $19,179, as of September 30, 2014 and December 31, 2013, respectively.

Noncontrolling Interests of the Company
The noncontrolling interests of the Company include the third party interests discussed above as well as the aggregate noncontrolling partnership interest in the Operating Partnership that is not owned by the Company and for which each of the noncontrolling limited partners has the right to exchange all or a portion of its partnership interests for shares of the Company’s common stock or, at the Company’s election, their cash equivalent. As of September 30, 2014, the Company's total noncontrolling interests of $149,345 consisted of noncontrolling interests in the Operating Partnership and in other consolidated subsidiaries of $131,767 and $17,578, respectively. The Company's total noncontrolling interest at December 31, 2013 of $155,021 consisted of noncontrolling interests in the Operating Partnership and in other consolidated subsidiaries of $135,842 and $19,179, respectively.
In the third quarter of 2014, we elected to pay cash of $1,695 to two holders of 91,167 common units in the Operating Partnership upon the exercise of their conversion rights. In the second quarter of 2014, a holder of 170,847 common units in the Operating Partnership exercised its conversion rights. The Company elected to pay $2,914 in cash for those units in May 2014.

Cost Method Investment
The Company owns a 6.2% noncontrolling interest in subsidiaries of Jinsheng, an established mall operating and real estate development company located in Nanjing, China. The Company accounts for its noncontrolling interest in Jinsheng using the cost method because the Company does not exercise significant influence over Jinsheng and there is no readily determinable market value of Jinsheng’s shares since they are not publicly traded.  The carrying amount of this investment was $5,325 at September 30, 2014 and December 31, 2013. The noncontrolling interest is reflected as investment in unconsolidated affiliates in the accompanying condensed consolidated balance sheets.

Variable Interest Entities
Triangle Town Member LLC
The Company holds a 50% ownership interest in the joint venture Triangle Town Member, LLC. In 2013, the Company reconsidered the entity’s status, and determined that its investment in this joint venture represents an interest in a VIE. The entity is under joint control, and therefore the Company accounts for it as an unconsolidated affiliate using the equity method of accounting as of September 30, 2014 and December 31, 2013, respectively.

JG Gulf Coast Town Center LLC
The Company holds a 50% ownership interest in the joint venture JG Gulf Coast Town Center LLC. In 2013, the Company reconsidered the entity’s status, and determined that its investment in this joint venture represents an interest in a VIE. The entity is under joint control, and therefore the Company accounts for it as an unconsolidated affiliate using the equity method of accounting as of September 30, 2014 and December 31, 2013, respectively.

West Melbourne I, LLC
The Company holds a 50% ownership interest in the joint venture West Melbourne I, LLC. In 2013, the Company reconsidered the entity’s status, and determined that its investment in this joint venture represents an interest in a VIE. The entity is under joint control, and therefore the Company accounts for it as an unconsolidated affiliate using the equity method of accounting as of September 30, 2014 and December 31, 2013, respectively.

Gettysburg Outlet Center Holding LLC
In the second quarter of 2012, the Company entered into a joint venture, Gettysburg Outlet Center Holding LLC, with a third party to develop, own and operate The Outlet Shoppes at Gettysburg. The Company holds a 50% ownership interest in this joint venture. The Company determined that its investment in this joint venture represents an interest in a VIE and that the Company is the primary beneficiary since it has the power to direct activities of the joint venture that most significantly impact the joint venture's economic performance as well as the obligation to absorb losses or right to receive benefits from the VIE that could be significant. As a result, the joint venture is presented in the accompanying condensed consolidated financial statements as of September 30, 2014 and December 31, 2013 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest.

El Paso Outlet Center Holding, LLC
In the second quarter of 2012, the Company entered into a joint venture, El Paso Outlet Center Holding, LLC, with a third party to develop, own and operate The Outlet Shoppes at El Paso. The Company holds a 75% ownership interest in the joint venture. The Company determined that its investment in this joint venture represents an interest in a VIE and that the Company is the primary beneficiary since it has the power to direct the activities of the joint venture that most significantly impact the joint venture's economic performance as well as the obligation to absorb losses or right to receive benefits from the VIE that could be significant. As a result, the joint venture is presented in the accompanying condensed consolidated financial statements as of September 30, 2014 and December 31, 2013 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest.
Note 6 – Mortgage and Other Indebtedness
Debt of the Company
CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that the Operating Partnership has a direct or indirect ownership interest in, is the borrower on all of the Company's debt.
CBL is a limited guarantor of the 5.25% senior notes, issued by the Operating Partnership in November 2013, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. The Company also provides a similar limited guarantee of the Operating Partnership's obligations with respect to its unsecured credit facilities and two unsecured term loans as of September 30, 2014.
CBL also has guaranteed 100% of the debt secured by The Promenade in D'Ilberville, MS, which had a balance of $48,110 at September 30, 2014.
See Note 16 for a description of senior notes issued by the Operating Partnership subsequent to September 30, 2014, for which CBL is a limited guarantor.

Debt of the Operating Partnership
Mortgage and other indebtedness consisted of the following:

	September 30, 2014		December 31, 2013
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$3,337,037	5.53%	$3,527,830	5.54%
Senior unsecured notes (3)	445,678	5.25%	445,374	5.25%
Other (4)	6,175	3.50%	—	—%
Financing obligation (5)	—	—%	17,570	8.00%
Total fixed-rate debt	3,788,890	5.49%	3,990,774	5.52%
Variable-rate debt:
Non-recourse term loans on operating properties	17,191	2.28%	133,712	3.14%
Recourse term loans on operating properties	90,374	2.00%	51,300	1.87%
Construction loans	6,742	2.90%	2,983	2.17%
Unsecured lines of credit	358,224	1.55%	228,754	1.57%
Unsecured term loans	450,000	1.70%	450,000	1.71%
Total variable-rate debt	922,531	1.69%	866,749	1.91%
Total	$4,711,421	4.75%	$4,857,523	4.88%

(1)	Weighted-average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.

(2)
The Company had four interest rate swaps on notional amounts totaling $106,677 as of September 30, 2014 and $109,830 as of December 31, 2013 related to four variable-rate loans on operating properties to effectively fix the interest rate on the respective loans.  Therefore, these amounts were reflected in fixed-rate debt at September 30, 2014 and December 31, 2013.

(3)	Net of discount in the amount of $4,322 and $4,626 as of September 30, 2014 and December 31, 2013, respectively.

(4)	A subsidiary of the Management Company entered into a term loan in May 2014.

(5)
This amount represented the noncontrolling partner's unreturned equity contribution related to Pearland Town Center that was accounted for as a financing due to certain terms of the CBL/T-C, LLC joint venture agreement. In March 2014, the Company purchased the noncontrolling interest as described below.

Senior Unsecured Notes
In November 2013, the Operating Partnership issued $450,000 of senior unsecured notes that bear interest at 5.25% payable semiannually beginning June 1, 2014 and mature on December 1, 2023 ("the 2023 Notes"). The interest rate will be subject to an increase ranging from 0.25% to 1.00% from time to time if, on or after January 1, 2016 and prior to January 1, 2020, the ratio of secured debt to total assets of the Company, as defined, is greater than 40% but less than 45%. The 2023 Notes are redeemable at the Operating Partnership's election, in whole or in part from time to time, on not less than 30 days notice to the holders of the 2023 Notes to be redeemed. The 2023 Notes may be redeemed prior to September 1, 2023 for cash, at a redemption price equal to the greater of (1) 100% of the aggregate principal amount of the 2023 Notes to be redeemed or (2) an amount equal to the sum of the present values of the remaining scheduled payments of principal and interest on the 2023 Notes to be redeemed, discounted to the redemption date on a semi-annual basis at the treasury rate, as defined, plus 0.40%, plus accrued and unpaid interest. On or after September 1, 2023, the 2023 Notes are redeemable for cash at a redemption price equal to 100% of the aggregate principal amount of the 2023 Notes to be redeemed plus accrued and unpaid interest.
See Note 16 for a description of senior notes issued by the Operating Partnership subsequent to September 30, 2014.
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

Each facility bears interest at LIBOR plus a spread of 100 to 175 basis points based on the Company's credit ratings. As of September 30, 2014, the Company's interest rate based on its credit ratings of Baa3 from Moody's Investors Service ("Moody's") and BBB- from Fitch Ratings ("Fitch") is LIBOR plus 140 basis points. Additionally, the Company pays an annual facility fee that ranges from 0.15% to 0.35% of the total capacity of each facility. As of September 30, 2014, the annual facility fee was 0.30%. The three unsecured lines of credit had a weighted-average interest rate of 1.55% at September 30, 2014.
The following summarizes certain information about the Company's unsecured lines of credit as of September 30, 2014:

	Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date (1)
Wells Fargo - Facility A	$600,000	$201,841	(2)	November 2015	November 2016
First Tennessee	100,000	7,000	(3)	February 2016	N/A
Wells Fargo - Facility B	600,000	149,383	(4)	November 2016	November 2017
	$1,300,000	$358,224

(1)
The extension options are at the Company's election, subject to continued compliance with the terms of the facilities, and have a one-time extension fee of 0.20% of the commitment amount of each credit facility.

(2)	There was an additional $1,525 outstanding on this facility as of September 30, 2014 for letters of credit. Up to $50,000 of the capacity on this facility can be used for letters of credit.

(3)	There was an additional $113 outstanding on this facility as of September 30, 2014 for letters of credit. Up to $20,000 of the capacity on this facility can be used for letters of credit.

(4)	There was an additional $123 outstanding on this facility as of September 30, 2014 for letters of credit. Up to $50,000 of the capacity on this facility can be used for letters of credit.
Unsecured Term Loans
The Company has a $400,000 unsecured term loan, which bears interest at a variable rate of LIBOR plus 150 basis points based on the Company's current credit ratings and has a maturity date of July 2018. At September 30, 2014, the outstanding borrowings of $400,000 had an interest rate of 1.65%.
The Company also has a $50,000 unsecured term loan that bears interest at LIBOR plus 190 basis points and matures in February 2018. At September 30, 2014, the outstanding borrowings of $50,000 had a weighted-average interest rate of 2.06%.
Other
In May 2014, a consolidated, joint venture subsidiary of the Management Company closed on a $7,000 term loan which bears interest at a fixed rate of 3.50% and matures in May 2017. At September 30, 2014, the loan had an outstanding balance of $6,175 of which the Company's share was $3,087.
In May 2014, the subsidiary of the Management Company also obtained a $3,500 revolving line of credit, which bears interest at a variable rate of LIBOR plus 249 basis points and matures in June 2017. At September 30, 2014, the revolver had no amount outstanding.
Covenants and Restrictions
The agreements for the unsecured lines of credit, the 2023 Notes and unsecured term loans contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, minimum unencumbered asset and interest ratios, maximum secured indebtedness ratios, maximum total indebtedness ratios and limitations on cash flow distributions.  The Company believes that it was in compliance with all covenants and restrictions at September 30, 2014.

Unsecured Lines of Credit and Unsecured Term Loans
The following presents the Company's compliance with key covenant ratios, as defined, of the credit facilities and term loans as of September 30, 2014:

Ratio	Required	Actual
Debt to total asset value	< 60%	50.0%
Unencumbered asset value to unsecured indebtedness	> 1.60x	2.42x
Unencumbered NOI to unsecured interest expense	> 1.75x	4.47x
EBITDA to fixed charges (debt service)	> 1.50x	2.20x
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
Senior Unsecured Notes
The following presents the Company's compliance with key covenant ratios, as defined, of the 2023 Notes as of September 30, 2014:

Ratio	Required	Actual
Total debt to total assets	< 60%	53.8%
Secured debt to total assets	< 45% (1)	38.9%
Total unencumbered assets to unsecured debt	> 150%	233.4%
Consolidated income available for debt service to annual debt service charge	> 1.5x	3.1x

(1)	On January 1, 2020 and thereafter, secured debt to total assets must be less than 40%.

The agreements for the 2023 Notes described above contain default provisions customary for transactions of this nature (with applicable customary grace periods). Additionally, any default in the payment of any recourse indebtedness greater than or equal to $50,000 of the Operating Partnership will constitute an event of default under the 2023 Notes.
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
See Note 16 for information on an operating property loan that was retired subsequent to September 30, 2014.
In February 2014, the lender of the non-recourse mortgage loan secured by Chapel Hill Mall in Akron, OH notified the Company that the loan had been placed in default. The lender on the loan began receiving the net operating cash flows of the property each month in May 2014. Chapel Hill Mall generated insufficient income levels to cover the debt service on the mortgage and, in September 2014, the Company conveyed Chapel Hill Mall to the mortgage lender by a deed-in-lieu of foreclosure. The mortgage loan had a balance of $68,563 at the time of transfer. As a result of the conveyance, the Company recognized a gain on extinguishment of debt of $18,259 in the third quarter of 2014 representing the amount by which the outstanding debt balance exceeded the book value of the debt extinguished over the net book value of the property as of the transfer date. See Note 4 for further information.
In the third quarter of 2013, the lender of the non-recourse mortgage loan secured by Citadel Mall in Charleston, SC sent a formal notice of default and initiated foreclosure proceedings. Citadel Mall generated insufficient income levels to cover the debt service on the mortgage and, in the second quarter of 2013, the lender on the loan began receiving the net operating cash flows of the property each month. A foreclosure sale occurred in January 2014 and the lender received the deed to the property in satisfaction of the non-recourse debt, which had a balance of $68,169 at the time of foreclosure. The Company recognized a gain of $43,932 related to the extinguishment of debt in the first quarter of 2014. See Note 4 for further information.
The lender of the non-recourse mortgage loan secured by Columbia Place in Columbia, SC notified the Company in the first quarter of 2012 that the loan had been placed in default. Columbia Place generated insufficient income levels to cover the debt service on the mortgage, which had a balance of $27,265 at September 30, 2014 and a contractual maturity date of September 2013. The lender on the loan received the net operating cash flows of the property each month. Subsequent to September 30, 2014, the mall was conveyed to the lender through a deed-in-lieu of foreclosure. See Note 16 for additional information.

Scheduled Principal Payments
As of September 30, 2014, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, including construction loans, term loans, the notes and lines of credit, are as follows:

2014	$207,268
2015	729,861
2016	802,137
2017	495,409
2018	676,511
Thereafter	1,796,419
4,707,605
Net unamortized premiums	3,816
$4,711,421
Of the $207,268 of scheduled principal payments in 2014, $161,510 relates to the maturing principal balances of two operating property loans, $18,493 represents scheduled principal amortization and $27,265 related to the principal balance of one operating property loan secured by Columbia Place with a maturity date of September 2013. Subsequent to September 30, 2014, the Company retired the $113,400 operating property loan on Mall del Norte leaving one maturing operating property loan with a principal balance of $48,110 outstanding as of September 30, 2014 that has an extension available at the Company's option. Additionally, Columbia Place was conveyed to the lender subsequent to September 30, 2014. See Note 16 for further information about these transactions.
The Company’s mortgage and other indebtedness had a weighted-average maturity of 4.3 years as of September 30, 2014 and 4.7 years as of December 31, 2013.
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
As of September 30, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount Outstanding
Interest Rate Swaps	4	$106,677

Instrument Type	Location in Condensed Consolidated Balance Sheet	Notional Amount Outstanding	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 9/30/14	Fair Value at 12/31/13	Maturity Date
Cap	Intangible lease assets and other assets	N/A	3-month LIBOR	5.000%	N/A	$—	Jan 2014

Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$51,566 (amortizing to $48,337)	1-month LIBOR	2.149%	$(1,260)	$(1,915)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$32,291 (amortizing to $30,276)	1-month LIBOR	2.187%	(807)	(1,226)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$12,069 (amortizing to $11,313)	1-month LIBOR	2.142%	(294)	(446)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$10,751 (amortizing to $10,083)	1-month LIBOR	2.236%	(276)	(420)	Apr 2016
					$(2,637)	$(4,007)

	Gain Recognized in OCI/L (Effective Portion)		Location of Losses Reclassified from AOCI into Earnings (Effective Portion)	Loss Recognized in Earnings (Effective Portion)		Location of Gain Recognized in Earnings (Ineffective Portion)	Gain Recognized in Earnings (Ineffective Portion)
Hedging Instrument	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2014	2013		2014	2013		2014	2013
Interest rate contracts	$597	$117	Interest Expense	$(551)	$(568)	Interest Expense	$—	$—

	Gain Recognized in OCI/L (Effective Portion)		Location of Losses Reclassified from AOCI into Earnings (Effective Portion)	Loss Recognized in Earnings (Effective Portion)		Location of Gain Recognized in Earnings (Ineffective Portion)	Gain Recognized in Earnings (Ineffective Portion)
Hedging Instrument	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2014	2013		2014	2013		2014	2013
Interest rate contracts	$1,371	$1,398	Interest Expense	$(1,650)	$(1,687)	Interest Expense	$—	$—

As of September 30, 2014, the Company expects to reclassify approximately $2,023 of losses currently reported in AOCI to interest expense within the next twelve months due to amortization of its outstanding interest rate contracts.  Fluctuations in fair values of these derivatives between September 30, 2014 and the respective dates of termination will vary the projected reclassification amount.

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

The changes in the components of AOCI for the three months ended September 30, 2014 and 2013 are as follows:

	Redeemable Noncontrolling Interests		The Company		Noncontrolling Interests
	Unrealized Gains (Losses)
	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Total
Beginning balance, July 1, 2014	$393	$351	$(557)	$10,216	$(3,193)	$1,404	$8,614
OCI before reclassifications	5	31	1,060	2,637	83	1,376	5,192
Amounts reclassified from AOCI (1)	—	—	(551)	—	—	—	(551)
Net current quarterly period OCI	5	31	509	2,637	83	1,376	4,641
Ending balance, September 30, 2014	$398	$382	$(48)	$12,853	$(3,110)	$2,780	$13,255
(1) Reclassified $551 of interest on cash flow hedges to Interest Expense in the condensed consolidated statements of operations.

	Redeemable Noncontrolling Interests		The Company		Noncontrolling Interests
	Unrealized Gains (Losses)
	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Total
Beginning balance, July 1, 2013	$372	$364	$(2,974)	$10,829	$(3,596)	$2,447	$7,442
OCI before reclassifications	12	(26)	1,973	(2,794)	233	(462)	(1,064)
Amounts reclassified from AOCI (1)	—	—	(568)	—	—	—	(568)
Net current quarterly period OCI/L	12	(26)	1,405	(2,794)	233	(462)	(1,632)
Ending balance, September 30, 2013	$384	$338	$(1,569)	$8,035	$(3,363)	$1,985	$5,810

(1)	Reclassified $568 of interest on cash flow hedges to Interest Expense in the condensed consolidated statements of operations.

The changes in the components of AOCI for the nine months ended September 30, 2014 and 2013 are as follows:

	Redeemable Noncontrolling Interests		The Company		Noncontrolling Interests
	Unrealized Gains (Losses)
	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Total
Beginning balance, January 1, 2014	$387	$333	$(1,214)	$7,539	$(3,304)	$1,903	$5,644
OCI before reclassifications	11	49	2,816	5,314	194	877	9,261
Amounts reclassified from AOCI (1)	—	—	(1,650)	—	—	—	(1,650)
Net year-to-date period OCI	11	49	1,166	5,314	194	877	7,611
Ending balance, September 30, 2014	$398	$382	$(48)	$12,853	$(3,110)	$2,780	$13,255
(1) Reclassified $1,650 of interest on cash flow hedges to Interest Expense in the condensed consolidated statements of operations.

	Redeemable Noncontrolling Interests		The Company		Noncontrolling Interests
	Unrealized Gains (Losses)
	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Total
Beginning balance, January 1, 2013	$373	$353	$(2,756)	$9,742	$(3,563)	$2,263	$6,412
OCI before reclassifications	11	(15)	2,874	(1,707)	200	(278)	1,085
Amounts reclassified from AOCI (1)	—	—	(1,687)	—	—	—	(1,687)
Net year-to-date period OCI/L	11	(15)	1,187	(1,707)	200	(278)	(602)
Ending balance, September 30, 2013	$384	$338	$(1,569)	$8,035	$(3,363)	$1,985	$5,810

(1)	Reclassified $1,687 of interest on cash flow hedges to Interest Expense in the condensed consolidated statements of operations.

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
The changes in the components of AOCI for the three months ended September 30, 2014 and 2013 are as follows:

	Redeemable Common Units		Partners' Capital
	Unrealized Gains (Losses)
	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Total
Beginning balance, July 1, 2014	$393	$351	$(3,751)	$11,620	$8,613
OCI before reclassifications	5	31	1,144	4,013	5,193
Amounts reclassified from AOCI (1)	—	—	(551)	—	(551)
Net current quarterly period OCI	5	31	593	4,013	4,642
Ending balance, September 30, 2014	$398	$382	$(3,158)	$15,633	$13,255
(1)    Reclassified $551 of interest on cash flow hedges to Interest Expense in the condensed consolidated statements of operations.

	Redeemable Common Units		Partners' Capital
	Unrealized Gains (Losses)
	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Total
Beginning balance, July 1, 2013	$372	$365	$(6,570)	$13,275	$7,442
OCI before reclassifications	12	(26)	2,206	(3,256)	(1,064)
Amounts reclassified from AOCI (1)	—	—	(568)	—	(568)
Net current quarterly period OCI/L	12	(26)	1,638	(3,256)	(1,632)
Ending balance, September 30, 2013	$384	$339	$(4,932)	$10,019	$5,810

(1)	Reclassified $568 of interest on cash flow hedges to Interest Expense in the condensed consolidated statements of operations.

The changes in the components of AOCI for the nine months ended September 30, 2014 and 2013 are as follows:

	Redeemable Common Units		Partners' Capital
	Unrealized Gains (Losses)
	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Total
Beginning balance, January 1, 2014	$387	$333	$(4,518)	$9,442	$5,644
OCI before reclassifications	11	49	3,010	6,191	9,261
Amounts reclassified from AOCI (1)	—	—	(1,650)	—	(1,650)
Net year-to-date period OCI	11	49	1,360	6,191	7,611
Ending balance, September 30, 2014	$398	$382	$(3,158)	$15,633	$13,255

(1)	Reclassified $1,650 of interest on cash flow hedges to Interest Expense in the condensed consolidated statements of operations.

	Redeemable Common Units		Partners' Capital
	Unrealized Gains (Losses)
	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Total
Beginning balance, January 1, 2013	$373	$354	$(6,319)	$12,004	$6,412
OCI before reclassifications	11	(15)	3,074	(1,985)	1,085
Amounts reclassified from AOCI (1)	—	—	(1,687)	—	(1,687)
Net year-to-date period OCI/L	11	(15)	1,387	(1,985)	(602)
Ending balance, September 30, 2013	$384	$339	$(4,932)	$10,019	$5,810

(1)	Reclassified $1,687 of interest on cash flow hedges to Interest Expense in the condensed consolidated statements of operations.

Note 8 – Mortgage and Other Notes Receivable
Each of the Company’s mortgage notes receivable is collateralized by either a first mortgage, a second mortgage, or by an assignment of 100% of the partnership interests that own the real estate assets.  Other notes receivable include amounts due from tenants or government-sponsored districts and unsecured notes received from third parties as whole or partial consideration for property or investments.  The Company believes that its mortgage and other notes receivable balance is fully collectable as of September 30, 2014.
Mortgage and other notes receivable consist of the following:

		As of September 30, 2014		As of December 31, 2013
	Maturity Date	Interest Rate	Balance	Interest Rate	Balance
Mortgages:
Coastal Grand - Myrtle Beach (1)	Oct 2014	7.75%	$—	7.75%	$9,000
Park Place	May 2022	5.00%	1,609	5.00%	1,738
Village Square	Mar 2015	4.50%	1,719	4.50%	2,600
Other	Dec 2016 - Jan 2047	2.65% - 9.50%	5,697	2.67% - 9.50%	5,782
			9,025		19,120
Other Notes Receivable:
Horizon Group - The Outlet Shoppes at Atlanta (2)	May 2015	7.00%	—	7.00%	816
Lakeshore Mall (3)	Aug 2014	5.00%	—	—%	—
RED Development Inc.	Nov 2023	5.00%	7,429	5.00%	7,429
Woodstock land (4)	Nov 2014	10.00%	3,059	10.00%	3,059
			10,488		11,304

			$19,513		$30,424

(1)	In July 2014, the subordinated notes were paid off in conjunction with the refinancing of the loan, secured by Coastal Grand-Myrtle Beach. See Note 5 for additional information.
(2)	The note was paid off in July 2014.
(3)
In May 2014, the Company received a $10,000 promissory note as short-term financing from the buyer of Lakeshore Mall. See Note 4 for additional information on the sale. This note was paid off in July 2014.

(4)	The note receivable was extended from May 2014 to November 2014 in the second quarter of 2014.

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

Three Months Ended September 30, 2014	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$228,661	$9,961	$4,598	$15,494	$258,714
Property operating expenses (2)	(68,597)	(2,226)	(1,195)	545	(71,473)
Interest expense	(50,228)	(1,987)	(649)	(7,350)	(60,214)
Other expense	(1)	—	—	(7,395)	(7,396)
Gain (loss) on sales of real estate assets	(12)	3	33	410	434
Segment profit	$109,823	$5,751	$2,787	$1,704	120,065
Depreciation and amortization expense					(72,488)
General and administrative expense					(9,474)
Interest and other income					463
Gain on extinguishment of debt					18,282
Loss on impairment					(497)
Equity in earnings of unconsolidated affiliates					3,936
Income tax provision					(3,083)
Income from continuing operations					$57,204
Capital expenditures (3)	$60,484	$1,220	$842	$22,717	$85,263

Three Months Ended September 30, 2013	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$235,599	$9,930	$5,460	$6,560	$257,549
Property operating expenses (2)	(77,556)	(2,519)	(1,034)	6,740	(74,369)
Interest expense	(52,477)	(2,032)	(614)	(1,218)	(56,341)
Other expense	—	—	—	(6,371)	(6,371)
Gain (loss) on sales of real estate assets	(3)	—	59	2	58
Segment profit	$105,563	$5,379	$3,871	$5,713	120,526
Depreciation and amortization expense					(68,941)
General and administrative expense					(10,160)
Interest and other income					8,809
Equity in earnings of unconsolidated affiliates					2,270
Income tax provision					(271)
Income from continuing operations					$52,233
Capital expenditures (3)	$52,963	$2,155	$2,438	$23,483	$81,039

Nine Months Ended September 30, 2014	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$683,494	$31,104	$13,847	$48,445	$776,890
Property operating expenses (2)	(210,553)	(6,981)	(3,784)	2,083	(219,235)
Interest expense	(148,822)	(5,983)	(1,949)	(23,243)	(179,997)
Other expense	(20)	—	—	(21,311)	(21,331)
Gain on sales of real estate assets	1,654	937	489	433	3,513
Segment profit	$325,753	$19,077	$8,603	$6,407	359,840
Depreciation and amortization expense					(212,180)
General and administrative expense					(35,583)
Interest and other income					3,535
Gain on extinguishment of debt					60,942
Loss on impairment					(17,753)
Equity in earnings of unconsolidated affiliates					11,038
Income tax provision					(4,266)
Income from continuing operations					$165,573
Total assets	$5,644,948	$274,845	$284,691	$428,227	$6,632,711
Capital expenditures (3)	$144,123	$13,906	$2,439	$78,208	$238,676

Nine Months Ended September 30, 2013	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$706,555	$31,437	$13,345	$20,278	$771,615
Property operating expenses (2)	(231,302)	(7,701)	(2,451)	23,065	(218,389)
Interest expense	(160,603)	(6,125)	(1,735)	(4,911)	(173,374)
Other expense	—	—	—	(21,217)	(21,217)
Gain on sales of real estate assets	345	—	59	654	1,058
Segment profit	$314,995	$17,611	$9,218	$17,869	359,693
Depreciation and amortization expense					(206,115)
General and administrative expense					(36,459)
Interest and other income					10,197
Loss on extinguishment of debt					(9,108)
Loss on impairment					(21,038)
Gain on investment					2,400
Equity in earnings of unconsolidated affiliates					7,618
Income tax provision					(854)
Income from continuing operations					$106,334
Total assets	$6,198,268	$277,195	$235,647	$155,555	$6,866,665
Capital expenditures (3)	$155,130	$9,621	$5,036	$107,859	$277,646

(1)	The All Other category includes mortgage and other notes receivable, office buildings, the Management Company and the Company’s subsidiary that provides security and maintenance services.

(2)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.

(3)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

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
The Company did not sell any shares under the ATM program during the three and nine month periods ended September 30, 2014. The following table summarizes issuances of common stock sold through the ATM program during the nine month period ended September 30, 2013:

Nine Months Ended September 30, 2013
Number of shares settled	8,419,298
Gross proceeds	$211,493
Net proceeds	$209,596
Weighted-average sales price	$25.12
The net proceeds from the ATM sales were used to reduce the balances on the Company's credit facilities. Since the commencement of the ATM program, CBL has issued 8,419,298 shares of common stock and approximately $88,507 remains available that may be sold under this program as of September 30, 2014. Actual future sales will depend on a variety of factors including but not limited to market conditions, the trading price of CBL's common stock and the Company's capital needs. The Company has no obligation to sell the remaining shares available under the ATM program.
Note 11 – Earnings Per Share and Earnings per Unit
Earnings per Share of the Company
Basic earnings per share (“EPS”) is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potential dilutive common shares outstanding. The limited partners’ rights to convert their noncontrolling interests in the Operating Partnership into shares of common stock are not dilutive. There were no potential dilutive common shares and there were no anti-dilutive shares for the three and nine month periods ended September 30, 2014 and 2013.
Earnings per Unit of the Operating Partnership
Basic earnings per unit (“EPU”) is computed by dividing net income attributable to common unitholders by the weighted-average number of common units outstanding for the period. Diluted EPU assumes the issuance of common units for all potential dilutive common units outstanding. There were no potential dilutive common units and there were no anti-dilutive units for the three and nine month periods ended September 30, 2014 and 2013.

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
On March 11, 2010, The Promenade D'Iberville, LLC (“TPD”), a subsidiary of the Company, filed a lawsuit in the Circuit Court of Harrison County, Mississippi (the "Mississippi Case"), against M. Hanna Construction Co., Inc. (“M Hanna”), Gallet & Associates, Inc., LA Ash, Inc., EMJ Corporation (“EMJ”) and JEA (f/k/a Jacksonville Electric Authority), seeking damages for alleged property damage and related damages occurring at a shopping center development in D'Iberville, Mississippi. EMJ filed an answer and counterclaim denying liability and seeking to recover from TPD the retainage of approximately $327 allegedly owed under the construction contract. Kohl's Department Stores, Inc. (“Kohl's”) was granted permission to intervene in the Mississippi Case and, on April 13, 2011, filed a cross-claim against TPD alleging that TPD is liable to Kohl's for unspecified damages resulting from the actions of the defendants and for the failure to perform the obligations of TPD under a Site Development Agreement with Kohl's. Kohl's also made a claim against the Company based on the Company's guarantee of the performance of TPD under the Site Development Agreement. The claim by EMJ against the Company has been dismissed, and based on information currently available, the Company believes the likelihood of an unfavorable outcome related to the claims made by Kohl's against the Company in connection with the Mississippi case is remote. The Company provided disclosure of this litigation due to the related party relationship between the Company and EMJ described below. In February 2014 and August 2013, TPD received partial settlements of $800 and $8,240, respectively, from certain of the defendants in the Mississippi Case described above. Subsequent to September 30, 2014, TPD agreed to a resolution of its claims in this litigation against defendant EMJ. See Note 16 for further information. Litigation continues with the other remaining defendants in the matter. Trial for those remaining claims has been continued from its previously scheduled September 2014 setting. The parties are petitioning the court for a new setting.
TPD also has filed claims under several insurance policies in connection with this matter, and there are three pending lawsuits relating to insurance coverage. On October 8, 2010, First Mercury Insurance Company (“First Mercury”) filed an action in the United States District Court for the Eastern District of Texas against M Hanna and TPD seeking a declaratory judgment concerning coverage under a liability insurance policy issued by First Mercury to M Hanna. That case was dismissed for lack of federal jurisdiction and refiled in Texas state court. On June 13, 2011, TPD filed an action in the Chancery Court of Hamilton County, Tennessee (the "Tennessee Case") against National Union Fire Insurance Company of Pittsburgh, PA (“National Union”) and EMJ seeking a declaratory judgment regarding coverage under a liability insurance policy issued by National Union to EMJ and recovery of damages arising out of National Union's breach of its obligations. In March 2012, Zurich American and Zurich American of Illinois, which also have issued liability insurance policies to EMJ, intervened in the Tennessee Case and the case was set for trial on October 29, 2013 but, currently, the trial date has been extended while the parties mediate the case. The first mediation session took place on January 14-15, 2014, and the second session took place on March 18-19, 2014. A third session was held on May 22, 2014. On February 14, 2012, TPD filed claims in the United States District Court for the Southern District of Mississippi against Factory Mutual Insurance Company and Federal Insurance Company seeking a declaratory judgment concerning coverage under certain builders risk and property insurance policies issued by those respective insurers to the Company. The Tennessee Case was dismissed in September 2014, after a resolution of those claims. The remaining claims are still pending.
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
The following table represents the Company's guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013:

	As of September 30, 2014							Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Company		Maximum Guaranteed Amount	Debt Maturity Date (1)		9/30/14	12/31/13
West Melbourne I, LLC - Phase I	50%	$40,435	25%		$10,109	Nov-2015	(2)	$65	$65
West Melbourne I, LLC - Phase II	50%	10,757	25%	(3)	2,689	Nov-2015	(2)	65	65
Port Orange I, LLC	50%	61,102	25%		15,276	Nov-2015	(2)	157	157
JG Gulf Coast Town Center LLC - Phase III	50%	5,840	100%		5,840	Jul-2015		—	—
Fremaux Town Center JV, LLC - Phase I	65%	37,640	50%	(4)	21,789	Aug-2016	(5)	472	460
Fremaux Town Center JV, LLC - Phase II	65%	2,045	100%	(6)	32,100	Aug-2016	(5)	321	—
			Total guaranty liability					$1,080	$747

(1)	Excludes any extension options.

(2)	The loan has two one-year extension options, which are at the unconsolidated affiliate's election, for an outside maturity date of November 2017.

(3)	The guaranty was reduced from 100% to 25% in the third quarter of 2014 when Carmike Cinema became operational in August 2014.

(4)
The Company received a 1% fee for this guaranty when the loan was issued in March 2013. In the first quarter of 2014, the loan was modified and extended to increase the capacity to $47,291, which increased the maximum guaranteed amount. The loan was amended and modified in August 2014 to reduce the guaranty from 100% to 50%. The guaranty will be reduced to 25% upon the opening of LA Fitness and payment of contractual rent. The guaranty will be further reduced to 15% when Phase I of the development has been open for one year and the debt service coverage ratio of 1.30 to 1.00 is met.

(5)	The loan has two one-year extension options, which are at the unconsolidated affiliate's election, for an outside maturity date of August 2018.

(6)
The Company received a 1% fee for this guaranty when the loan was issued in August 2014. The guaranty will be reduced to 50% upon the closing of the Dillard's outparcel sale. Upon completion of Phase II of the development and once certain leasing and occupancy metrics have been met, the guaranty will be 25%. The guaranty will be further reduced to 15% when Phase II of the development has been open for one year, the debt service coverage ratio of 1.30 to 1.00 is met and Dillard's is operational.

 The Company has guaranteed the lease performance of York Town Center, LP ("YTC"), an unconsolidated affiliate in which the Company owns a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $16,400 as of September 30, 2014.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not include an obligation for this guaranty because it determined that the fair value of the guaranty was not material as of September 30, 2014 and December 31, 2013.
Performance Bonds
 The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $19,673 and $23,513 at September 30, 2014 and December 31, 2013, respectively.
Note 13 – Share-Based Compensation
As of September 30, 2014, there were two share-based compensation plans under which the Company has outstanding awards, the 2012 Plan and the 1993 Plan, as defined below. The Company can elect to make new awards under one of these plans, the CBL & Associates Properties, Inc. 2012 Stock Incentive Plan ("the 2012 Plan"), which was approved by the Company's shareholders in May 2012. The 2012 Plan permits the Company to issue stock options and common stock to selected officers, employees and non-employee directors of the Company up to a total of 10,400,000 shares. The Company did not issue any new awards under the CBL & Associates Properties, Inc. Second Amended and Restated Stock Incentive Plan ("the 1993 Plan"), which was approved by the Company's shareholders in May 2003, between the adoption of the 2012 Plan to replace the 1993 Plan in May 2012 and the termination of the 1993 Plan (as to new awards) on May 5, 2013. As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expense associated with the Company's share-based compensation plans.
Share-based compensation expense was $628 and $418 for the three months ended September 30, 2014 and 2013, respectively, and $3,095 and $2,296 for the nine months ended September 30, 2014 and 2013, respectively. Share-based compensation cost capitalized as part of real estate assets was $77 and $54 for the three months ended September 30, 2014 and 2013, respectively, and $200 and $159 for the nine months ended September 30, 2014 and 2013, respectively.
A summary of the status of the Company’s stock awards as of September 30, 2014, and changes during the nine months ended September 30, 2014, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2014	478,216	$18.72
Granted	236,450	$17.11
Vested	(167,700)	$17.78
Forfeited	(13,690)	$18.60
Nonvested at September 30, 2014	533,276	$18.31

As of September 30, 2014, there was $8,050 of total unrecognized compensation cost related to nonvested stock awards granted under the plans, which is expected to be recognized over a weighted-average period of 3.6 years.
Note 14 – Noncash Investing and Financing Activities
The Company’s noncash investing and financing activities were as follows for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
Accrued dividends and distributions payable	$50,511	$47,546
Additions to real estate assets accrued but not yet paid	16,232	30,517
Note receivable from sale of Lakeshore Mall (1)	10,000	—
Transfer of Citadel Mall in settlement of mortgage debt obligation, net (2)	43,932	—
Transfer of Chapel Hill Mall in settlement of mortgage debt obligation, net (2)	18,259	—
Trade-in allowance - aircraft	—	2,800
(1) See Note 4 and Note 8 for further information.
(2) See Note 4 for additional information.

Note 15 – Income Taxes
The Company is qualified as a REIT under the provisions of the Internal Revenue Code. To maintain qualification as a REIT, the Company is required to distribute at least 90% of its taxable income to shareholders and meet certain other requirements.
As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State tax expense was $801 and $674 during the three months ended September 30, 2014 and 2013, respectively, and $2,811 and $2,680 during the nine months ended September 30, 2014 and 2013, respectively.

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
The Company recorded an income tax provision as follows for the three and nine month periods ending September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Current tax benefit (provision)	$(2,159)	$(428)	$(3,026)	$812
Deferred tax benefit (provision)	(924)	157	(1,240)	(1,666)
Income tax provision	$(3,083)	$(271)	$(4,266)	$(854)
The Company had a net deferred tax asset of $627 and $4,893 at September 30, 2014 and December 31, 2013, respectively. The net deferred tax asset at September 30, 2014 and December 31, 2013 is included in intangible lease assets and other assets and primarily consisted of operating expense accruals and differences between book and tax depreciation.
 The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its condensed consolidated statements of operations.  In addition, any interest incurred on tax assessments is reported as interest expense.  The Company reported nominal interest and penalty amounts for the nine month periods ended September 30, 2014 and 2013, respectively.
Note 16 – Subsequent Events
In October 2014, Columbia Place was conveyed to the lender of the non-recourse loan secured by the property through a deed-in-lieu of foreclosure. See Note 6 for additional information.
In October 2014, TPD agreed to a resolution of its claims against defendant EMJ in the litigation described in Note 12. Pursuant to this agreement, TPD received partial settlements of $970 and $250, respectively, from one of EMJ’s insurance carriers in October 2014, and additional amounts of $4,750 and $5,000 are due to be paid to TPD in December 2014 and January 2015, respectively. Further, EMJ agreed to be responsible for up to a maximum of $6,600 of future costs incurred by TPD in remediating damages to its shopping center site under certain circumstances as set forth in the agreement, and agreed that such limitation would not apply to its potential responsibility for any future remediation required under applicable environmental laws (should such claims arise). Litigation continues with the other remaining defendants in the matter.
In October 2014, the Company retired an operating property loan, with a principal balance of $113,400 outstanding as of September 30, 2014, with borrowings from its credit facilities. The loan was secured by Mall del Norte in Laredo, TX and was scheduled to mature in December 2014.
In October 2014, the Operating Partnership issued $300,000 of senior unsecured notes that bear interest at 4.60% payable semiannually beginning April 15, 2015 and mature on October 15, 2024 ("the 2024 Notes"). The interest rate will be subject to an increase ranging from 0.25% to 1.00% from time to time if, on or after January 1, 2016 and prior to January 1, 2020, the ratio of secured debt to total assets of the Company, as defined, is greater than 40% but less than 45%. The 2024 Notes are redeemable at the Operating Partnership's election, in whole or in part from time to time, on not less than 30 days notice to the holders of the 2024 Notes to be redeemed. The 2024 Notes may be redeemed prior to July 15, 2024 for cash, at a redemption price equal to the greater of (1) 100% of the aggregate principal amount of the 2024 Notes to be redeemed or (2) an amount equal to the sum of the present values of the remaining scheduled payments of principal and interest on the 2024 Notes to be redeemed, discounted to the redemption date on a semi-annual basis at the treasury rate, as defined, plus 0.35%, plus accrued and unpaid interest. CBL is a limited guarantor of the Operating Partnership's obligations under the 2024 Notes, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. On or after July 15, 2024, the 2024 Notes are redeemable for cash at a redemption price equal to 100% of the aggregate principal amount of the 2024 Notes to be redeemed plus accrued and unpaid interest. After deducting underwriting and other offering expenses of $2,245 and a discount of $75, the net proceeds from the sale of the 2024 Notes was approximately $297,680, which the Operating Partnership used to reduce the outstanding balances on its credit facilities.
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
We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a VIE. As of September 30, 2014, we owned interests in the following properties:

	Malls (1)	Associated Centers	Community Centers	Office Buildings (2)	Total
Consolidated properties	73	25	6	8	112
Unconsolidated properties (3)	9	4	5	5	23
Total	82	29	11	13	135

(1) Category consists of regional malls, open-air centers and outlet centers (including one mixed-use center).
(2) Includes our corporate office building.
(3) We account for these investments using the equity method because one or more of the other partners have substantive participating rights.
At September 30, 2014, we had interests in the following properties under development:

	Consolidated Properties			Unconsolidated Properties
	Malls	Associated Centers	Community Centers	Malls	Community Centers
Development	—	—	1	—	—
Expansions	—	—	—	—	2
Redevelopment	2	1	—	1	—

We also hold options to acquire certain development properties owned by third parties.

From a strategic perspective, we are focused on enhancing long-term growth. Operationally, we continue to proactively take advantage of opportunities to upgrade both mall shop and anchor retailers through value-added redevelopment, expansions and ongoing retenanting. We are also maintaining tight expense controls and finding new ways to create efficiencies in our operations.

Our path to a higher-growth portfolio is founded on upgrading the overall quality of our portfolio. In the fourth quarter of 2013, we began segmenting our malls into three tiers based solely on sales per square foot: Tier One comprises malls with sales of over $375 per square foot, Tier Two malls have sales between $300 and $375 per square foot and Tier Three malls have sales below $300 per square foot. In the coming years, our goal is to generate more than 90% of our mall NOI from Tier One and Tier Two malls, which we expect will allow us to achieve higher occupancy, leasing spreads, sales per square foot and NOI growth. Our long-term goal is to move same-center NOI growth to a sustainable range of 2-4%. To achieve these goals, we identified 21 malls and their related associated centers that we are currently targeting for disposition. The identified malls consist primarily of Tier Three malls, but do include some Tier Two malls. We sold Lakeshore Mall, a Tier Three mall, for $14.0 million in the second quarter of 2014. We continue to progress in our disposition efforts, which included the sale of a community center in September 2014 for $2.0 million. Additionally, in the third quarter of 2014, Chapel Hill Mall, a non-core property, was conveyed to the lender of the non-recourse loan secured by the mall through a deed-in-lieu of foreclosure, resulting in an $18.2 million non-cash gain on extinguishment of debt. Subsequent to September 30, 2014, we also conveyed Columbia Place, a non-core property, to the lender of the non-recourse loan secured by the mall through a deed-in-lieu of foreclosure.

Investing in higher-growth opportunities is equally important to our business transformation. Our outlet center projects, new development and redevelopment projects generate accretive returns and ongoing growth. In July 2014, we opened The Outlet Shoppes of the Bluegrass in Louisville (Simpsonville), KY, which represents the fifth outlet mall in our portfolio. Our strategy is to continue to invest in a pipeline of developments of higher-growth assets over the next few years.

Third quarter 2014 results reflect the positive impact of our strategic initiatives in upgrading the quality of our tenant mix, redevelopment and expansion activities at existing centers. Same-center NOI growth accelerated to 3.0% in the third quarter of 2014 as compared to the prior-year period. Leasing spreads were up 17.6% for stabilized mall leases signed in the third quarter of 2014 and occupancy for our same-center stabilized malls was 93.3%, an increase of 40 basis points as compared to 92.9% in the second quarter of 2014.

Financially, our investment grade ratings have increased our flexibility and borrowing options in the public debt markets. In conjunction with our operational initiatives described above, our goal is to continue to build a high-quality unencumbered asset pool, which will reduce our cost of capital and provide us more opportunities to access the capital markets. We plan to continue to retire debt on our wholly-owned properties at the earliest prepayment date and our goal is to reduce our leverage on our balance sheet to a ratio of debt to total asset value of less than 50% as we implement these plans over the next few years. In October 2014, we executed a $300.0 million offering of senior unsecured notes at a 4.60% coupon and added Mall del Norte to our unencumbered asset pool through the retirement of the $113.4 million loan on this property. We also have availability of approximately $0.9 billion at September 30, 2014 through our credit facilities. Subsequent to September 30, 2014, the availability on our credit facilities increased to $1.2 billion as we used the proceeds from our $300.0 million offering to reduce outstanding balances on our credit lines. The expanded availability on our credit facilities enables us to retire secured debt over the next twelve months and pursue strategic acquisitions and investments in our portfolio.
RESULTS OF OPERATIONS
Properties that were in operation for the entire year during 2013 and the nine months ended September 30, 2014 are referred to as the “Comparable Properties.”  Since January 1, 2013, we have opened two outlet centers and two community center developments as follows:

Property	Location	Date Opened
New Developments:
The Crossings at Marshalls Creek	Middle Smithfield, PA	June 2013
The Outlet Shoppes at Atlanta (1)	Woodstock, GA	July 2013
Fremaux Town Center (2)	Slidell, LA	March 2014
The Outlet Shoppes of the Bluegrass (3)	Simpsonville, KY	July 2014

(1)	The Outlet Shoppes at Atlanta is a 75/25 joint venture and is included in the accompanying condensed consolidated statements of operations on a consolidated basis.
(2)
Fremaux Town Center is a 65/35 joint venture that is accounted for using the equity method of accounting and is included in equity in earnings of unconsolidated affiliates in the accompanying condensed consolidated statements of operations.

(3)	The Outlet Shoppes of the Bluegrass is a 65/35 joint venture and is included in the accompanying condensed consolidated statements of operations on a consolidated basis.
Of these properties, The Crossings at Marshalls Creek, The Outlet Shoppes at Atlanta and The Outlet Shoppes of the Bluegrass are included in our operations on a consolidated basis and are collectively referred to as the “New Properties.” The transactions related to the New Properties impact the comparison of the results of operations for the three and nine months ended September 30, 2014 to the results of operations for the three and nine months ended September 30, 2013.
Comparison of the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013
Revenues
Total revenues increased $1.2 million for the three months ended September 30, 2014 compared to the prior-year period.  Rental revenues and tenant reimbursements increased by $2.4 million due to increases of $3.2 million related to the New Properties partially offset by a decrease of $0.8 million from the Comparable Properties. The $0.8 million change includes decreases of $2.9 million from 2014 dispositions and $1.9 million from non-core properties and those in redevelopment partially offset by a $4.0 million increase related to our same-center properties due to higher occupancy and improved leasing results.
Our cost recovery ratio for the quarter ended September 30, 2014 was 99.8% compared with 94.9% for the prior-year period primarily due to a decrease in property operating expenses.
The increase of $0.1 million in management, development and leasing fees was primarily attributable to an increase of $0.6 million of development fee income, partially offset by a decrease of $0.5 million in management fees.
Other revenues decreased $1.3 million primarily due to $0.9 million received in the prior year as a claims settlement for lost business as a result of the Deepwater Horizon oil spill and a decrease of $0.4 million in revenue related to our subsidiary that provides security and maintenance services to third parties.
Operating Expenses
Total operating expenses increased $1.5 million for the three months ended September 30, 2014 compared to the prior-year period, which was primarily attributable to a $3.5 million increase in depreciation and amortization expense related to capital expenditures for renovations, redevelopment and deferred maintenance partially offset by a decrease in property operating expenses.  Property operating expenses, including real estate taxes and maintenance and repairs, decreased $2.9 million primarily due to a decrease of $3.7 million attributable to the Comparable Properties, partially offset by an increase of $0.8 million related to the New Properties. The $3.7 million decrease in property operating expenses of the Comparable Properties is primarily attributable to decreases in insurance expense and real estate taxes, which were partially offset by an increase in bad debt expense.
The increase in depreciation and amortization expense of $3.5 million resulted from increases of $2.5 million related to the Comparable Properties and $1.0 million attributable to the New Properties. The increase attributable to the Comparable Properties is primarily due to increases of $1.8 million in amortization of tenant allowances, which results mainly from write-offs associated with tenant closings, and $1.5 million in depreciation expense related to capital expenditures for renovations, redevelopments and deferred maintenance.
General and administrative expenses decreased $0.7 million primarily due to a decrease in payroll and related expense partially offset by increases in consultant and legal fees. As a percentage of revenues, general and administrative expenses were 3.7% and 3.9% for the third quarters of 2014 and 2013, respectively.
In the third quarter of 2014, we recognized an impairment of $0.5 million to write-down the book value of Pemberton Plaza to its net sales price upon its sale in September 2014.
Other expenses increased $1.0 million primarily due to higher expenses related to our subsidiary that provides security and maintenance services.
Other Income and Expenses
Interest and other income decreased $8.3 million compared to the prior-year period primarily due to $8.2 million received as a partial settlement of a lawsuit in 2013.
Interest expense increased $3.9 million for the three months ended September 30, 2014 compared to the prior-year period.  Interest expense at the corporate level increased $5.9 million primarily due to the interest on the bonds that were issued during the fourth quarter of 2013, the proceeds of which were used to reduce outstanding borrowings on our credit facilities that bear interest at a lower rate than the bonds. Interest expense at the property level decreased $1.7 million for our same-center properties, partially offset by an increase of $0.9 million in interest from the New Properties.
During the third quarter of 2014, we recorded a gain on extinguishment of debt of $18.2 million as a result of the conveyance of Chapel Hill Mall to the lender, representing the excess of the outstanding balance of the debt extinguished over the net book value of the property as of the transfer date. See Note 6 for additional information.
In the third quarter of 2014, we recognized $0.4 million of gain on sales of real estate assets for the sale of four outparcels. We recognized a $0.1 million gain on sale of real estate assets in the third quarter of 2013 attributable to additional consideration received for an outparcel previously taken through an eminent domain proceeding.
Equity in earnings of unconsolidated affiliates increased by $1.7 million during the third quarter of 2014 compared to the prior-year period. The $1.7 million increase consists of an increase of $1.0 million, which is primarily attributable to increases in base rents based on occupancy gains and growth in rental rates at several unconsolidated affiliates and $0.7 million of gain on sales of real estate assets related to the sales of three outparcels.
The income tax provision of $3.1 million for the three months ended September 30, 2014 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current and deferred tax provision of $2.2 million and $0.9 million, respectively.  During the three months ended September 30, 2013, we recorded an income tax provision of $0.3 million, consisting of a current tax provision of $0.4 million and a deferred tax benefit of less than $0.2 million.
Operating income from discontinued operations for the three months ended September 30, 2014 of $0.1 million includes settlements of estimated expenses based on actual results for properties sold in previous periods. The operating loss from discontinued operations for the three months ended September 30, 2013 of $8.3 million includes a $5.2 million loss on impairment of real estate to write down the net book value of a portfolio of six properties sold in the third quarter of 2013 to the net sales price, a $2.9 million write-off of straight line rent for properties sold during the period, the operating results of the three malls and three associated centers sold in a third quarter 2013 portfolio sale, and settlement of estimated expenses based on actual amounts for properties sold in previous periods. The $0.3 million gain on discontinued operations for the third quarter of 2013 is primarily attributable to recognition of a gain from the sale of two office buildings which had been deferred in December 2008 until subsequent repayment of the related notes receivable.
Comparison of the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013
Revenues
Total revenues increased $5.3 million for the nine months ended September 30, 2014 compared to the prior-year period.  Rental revenues and tenant reimbursements increased by $7.0 million due to increases of $11.4 million related to the New

Properties and $7.6 million attributable to the Comparable Properties, partially offset by decreases of $7.8 million associated with 2014 property dispositions and $4.2 million attributable to our non-core properties. The increase in revenues at our Comparable Properties was due to higher occupancy and improved leasing results.
Our cost recovery ratio for the nine months ended September 30, 2014 and 2013 was 97.8%.
The increase of $0.1 million in management, development and leasing fees was primarily attributable to an increase of $1.1 million in development fees related to the construction of an outlet center and a community center, partially offset by a decrease of $0.9 million in management fee income.
Other revenues decreased $1.9 million primarily due to a decrease of $1.3 million in revenue related to our subsidiary that provides security and maintenance services to third parties and $0.9 million received in 2013 as a claims settlement for lost business as a result of the Deepwater Horizon oil spill, which was partially offset by an increase of $0.5 million in miscellaneous revenues.
Operating Expenses
Total operating expenses increased $2.9 million for the nine months ended September 30, 2014 compared to the prior-year period.  Property operating expenses, including real estate taxes and maintenance and repairs, increased $0.8 million primarily due to an increase of $3.1 million attributable to the New Properties, partially offset by a decrease of $2.3 million related to the Comparable Properties. The decrease in property operating expenses of the Comparable Properties is primarily attributable to decreases in insurance expense and real estate taxes, which were partially offset by increases in bad debt expense and snow removal costs.
The increase in depreciation and amortization expense of $6.1 million resulted from increases of $3.5 million related to the New Properties and $4.4 million attributable to the Comparable Properties, which were partially offset by a decrease of $1.8 million related to 2014 dispositions. The $4.4 million increase attributable to the Comparable Properties is primarily due to increases of $5.3 million in depreciation expense related to capital expenditures for renovations, redevelopments and deferred maintenance, which were partially offset by a decrease in amortization of in-place leases.
General and administrative expenses decreased $0.9 million primarily as a result of decreases in travel costs and payroll and related costs, which were partially offset by increases in consultant fees and share-based compensation expense. As a percentage of revenues, general and administrative expenses were 4.6% and 4.7% for the nine month periods ended September 30, 2014 and 2013, respectively.
During the nine months ended September 30, 2014, we recorded a non-cash impairment of real estate in continuing operations of $17.8 million to reduce the depreciated book value of Lakeshore Mall, Chapel Hill Mall and Pemberton Plaza to their estimated fair values. See Note 3 to the condensed consolidated financial statements for additional information. During the nine months ended September 30, 2013, we recorded non-cash impairment charges of $21.0 million, which consisted of $20.4 million related to Citadel Mall and $0.6 million attributable to the trade-in of the Company's aircraft at a price below its cost basis.
Other expenses increased $0.1 million primarily due to higher expenses related to our subsidiary that provides security and maintenance services.
Other Income and Expenses
Interest and other income decreased $6.7 million compared to the prior-year period primarily due to $8.2 million received as partial settlement of litigation in the prior year, partially offset by an insurance claim reimbursement of $0.8 million and $0.8 million received as a partial settlement of ongoing litigation in the current year. See Note 12 to the condensed consolidated financial statements for additional information on the partial legal settlements.
Interest expense increased $6.6 million for the nine months ended September 30, 2014 compared to the prior-year period. Interest expense at the corporate level increased $17.7 million primarily due to the interest on the bonds that were issued during the fourth quarter of 2013, the proceeds of which were used to reduce outstanding borrowings on our credit facilities that bear interest at a lower rate than the bonds. Interest expense at the property level included increases of $2.8 million from the New Properties, partially offset by decreases of $11.1 million related to the Comparable Properties due to our continued efforts to reduce debt levels and $1.2 million attributable to the 2014 dispositions.
During the nine months ended September 30, 2014, we recorded a gain on extinguishment of debt of $60.9 million. We recognized a $43.9 million gain on extinguishment of debt related to the foreclosure of Citadel Mall as the carrying value of the mortgage loan exceeded the carrying value of the property that was transferred to the lender in satisfaction of that loan, an $18.2 million gain on extinguishment of debt related to the conveyance of Chapel Hill Mall to the lender of the non-recourse mortgage loan through a deed-in-lieu of foreclosure and a loss of $1.2 million due to a prepayment fee on the early retirement of a mortgage loan on St. Clair Square. During the nine months ended September 30, 2013, we recorded a loss on extinguishment of debt of $9.1 million in connection with the early retirement of two mortgage loans. The loss was attributable to a prepayment fee of $8.7 million for the loan payoff of Mid Rivers Mall and $0.4 million to write-off unamortized financing costs for Mid Rivers Mall and South County Center.
During the nine months ended September 30, 2014, we recognized a $3.5 million gain on sales of real estate assets which consisted of $0.9 million attributable to the sale of a portion of Foothills Plaza, an associated center located in Maryville, TN and $2.6 million for the sale of nine outparcels. During the nine months ended September 30, 2013, we recognized a gain on sale of real estate assets of $1.1 million, which was comprised of $1.0 million in proceeds from the sale of six parcels of land and $0.1 million attributable to additional consideration received for an outparcel previously taken through an eminent domain proceeding.
We recorded a gain on investment of $2.4 million in the nine months ended September 30, 2013 attributable to the payment of a note receivable related to our investment in China that was written down in 2009.
Equity in earnings of unconsolidated affiliates increased by $3.4 million during the nine months ended September 30, 2014 compared to the prior-year period. The $3.4 million increase consists of an increase of $2.7 million, which is primarily attributable to increases in base rents based on occupancy gains and growth in rental rates at several unconsolidated affiliates and $0.7 million of gain on sales of real estate assets related to the sale of three outparcels.
The income tax provision of $4.3 million for the nine months ended September 30, 2014 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current and deferred tax provision of $3.0 million and over $1.2 million, respectively.  During the nine months ended September 30, 2013, we recorded an income tax provision of $0.9 million, consisting of a current tax benefit of $0.8 million and a deferred tax provision of $1.7 million.
The operating loss from discontinued operations for the nine months ended September 30, 2014 of $0.5 million includes settlements of estimated expenses based on actual results for properties sold in previous periods. The operating loss from discontinued operations for the nine months ended September 30, 2013 of $5.2 million includes a $5.2 million loss on impairment of real estate to write down the net book value of a portfolio of six properties sold in the third quarter of 2013 to the net sales price, a $2.9 million write-off of straight line rent for properties sold during the period, the operating results of the three malls, three associated centers and five office buildings sold in 2013, and settlement of estimated expenses based on actual amounts for properties sold in previous periods. The gain on discontinued operations of $0.1 million for the nine months ended September 30, 2014 relates to true-ups for properties sold in previous periods. The $1.2 million gain on discontinued operations for the nine months ended September 30, 2013 represents the gain from the sale of five office buildings sold during the period as well as recognition of a gain from the sale of two office buildings which had been deferred in December 2008 until subsequent repayment of the related notes receivable.
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
Since NOI includes only those revenues and expenses related to the operations of our shopping center properties, we believe that same-center NOI provides a measure that reflects trends in occupancy rates, rental rates and operating costs and the impact of those trends on our results of operations. In the fourth quarter of 2013, we modified our calculation of same-center NOI to exclude lease termination income, straight-line rent adjustments, and amortization of above and below market lease intangibles in order to enhance the comparability of results from one period to another, as these items can be impacted by one-time events that may distort same-center NOI trends and may result in same-center NOI that is not indicative of the ongoing operations of our shopping center and other properties. Same-center NOI is for real estate properties and does not include the results of operations of the Company's subsidiary that provides janitorial, security and maintenance services.
We include a property in our same-center pool when we have owned all or a portion of the property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year and current year-to-date period. New Properties are excluded from same-center NOI, until they meet this criteria. The only properties excluded from the same-center pool that would otherwise meet this criteria are non-core properties, properties under major redevelopment, properties where we intend to renegotiate the terms of the debt secured by the related property and properties included in discontinued operations. See below for a list of our non-core and lender properties as of September 30, 2014. Properties under major redevelopment as of September 30, 2014 include Chesterfield Mall, Northgate Mall, CoolSprings Galleria, Wausau Center, the Annex at Monroeville and the former Sears store at Fayette Mall.

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net income attributable to the Company for the three and nine month periods ended September 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to the Company	$49,342	$34,324	$142,594	$76,361
Adjustments: (1)
Depreciation and amortization	81,296	79,049	238,003	238,209
Interest expense	68,558	65,105	204,876	200,023
Abandoned projects expense	47	140	81	141
Gain on sales of real estate assets	(1,132)	(69)	(4,211)	(1,069)
Gain on investment	—	—	—	(2,400)
(Gain) loss on extinguishment of debt	(18,282)	—	(60,942)	9,108
Loss on impairment	497	5,234	18,434	26,272
Income tax provision	3,083	271	4,266	854
Lease termination fees	(1,044)	(887)	(2,395)	(3,425)
Straight-line rent and above- and below-market lease amortization	(1,340)	2,113	(3,028)	(1,352)
Net income attributable to noncontrolling interest in earnings of Operating Partnership	6,576	4,075	18,847	7,602
Gain on discontinued operations	2	(290)	(88)	(1,162)
General and administrative expenses	9,474	10,160	35,583	36,459
Management fees and non-property level revenues	(4,284)	(10,270)	(18,736)	(14,027)
Company's share of property NOI	192,793	188,955	573,284	571,594
Non-comparable NOI	(17,570)	(18,838)	(49,942)	(59,415)
Total same-center NOI	$175,223	$170,117	$523,342	$512,179

(1)	Adjustments are based on our pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.
Same-center NOI increased $5.1 million and $11.2 million for the three and nine month periods ending September 30, 2014 as compared to the same periods in 2013. Same-center NOI for the three and nine month periods ending September 30, 2014 increased 3.0% and 2.2%, respectively, as compared to the same periods in 2013. Our NOI growth of 3.0% for the three months ended September 30, 2014 as compared to the prior-year period benefited from an increase of 1.8% in average annual base rents for our same-center stabilized mall portfolio, which was partially offset by a decrease of 0.3% in same-center stabilized mall occupancy. The majority of NOI growth was driven by a $3.0 million and $10.5 million increase in minimum rents for the three and nine month periods ending September 30,2014 as well as a $2.2 million increase in tenant reimbursements for the three and nine month periods ended September 30, 2014. Additionally, operating expenses decreased $0.6 million and $1.1 million for the three and nine month periods ended September 30, 2014 as compared to the prior-year periods. These decreases are attributable to operating efficiencies and reductions in repairs and maintenance expense.
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

(2)
Non-stabilized malls - Malls that are in their initial lease-up phase. After three complete calendar years of operation, they are reclassified on January 1 of the fourth calendar year to the stabilized mall category. The Outlet Shoppes of the Bluegrass, which opened in July 2014, The Outlet Shoppes at Atlanta, which opened in July 2013, and The

Outlet Shoppes at Oklahoma City, which opened in August 2011, were classified as non-stabilized malls as of September 30, 2014. The Outlet Shoppes at Atlanta and The Outlet Shoppes at Oklahoma City were classified as non-stabilized malls as of September 30, 2013.

(3)
Non-core malls - Malls where we have determined that the current format of the property no longer represents the best use of the property and we are in the process of evaluating alternative strategies for the property, which may include major redevelopment or an alternative retail or non-retail format, or after evaluating alternative strategies for the property, we have determined that the property no longer meets our criteria for long-term investment. Similar criteria apply to the classification of an Associated Center or Community Center as a non-core property. The steps taken to reposition non-core properties, such as signing tenants to short-term leases, which are not included in occupancy percentages, or leasing to regional or local tenants, which typically do not report sales, may lead to metrics which do not provide relevant information related to the condition of the non-core properties. Therefore, traditional performance measures, such as occupancy percentages and leasing metrics, exclude non-core properties. Columbia Place and Madison Square were classified as non-core malls as of September 30, 2014. Columbia Place, Citadel Mall, Chapel Hill Mall and Madison Square were classified as non-core malls as of September 30, 2013. Additionally, Madison Plaza, an associated center adjacent to Madison Square, was classified as a non-core property as of September 30, 2014 and 2013. The foreclosure of Citadel Mall was completed in the first quarter of 2014 and Chapel Hill Mall and Columbia Place were conveyed to the respective lenders by a deed-in-lieu of foreclosure in September 2014 and October 2014, respectively.

(4)
Lender malls - Properties for which we are working or intend to work with the lender on the terms of the loan secured by the related property. As of September 30, 2014, Gulf Coast Town Center and Triangle Town Center were classified as lender malls. Additionally, Triangle Town Place, an associated center adjacent to Triangle Town Center, was classified a lender property as of September 30, 2014. Lender properties are excluded from our same-center pool because they are under cash management agreements with the respective servicers. As such, the servicer controls the cash flow of these properties.

We derive the majority of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Nine Months Ended September 30,
	2014	2013
Malls	88.0%	91.6%
Associated centers	4.0%	4.1%
Community centers	1.8%	1.7%
Mortgages, office buildings and other	6.2%	2.6%

Mall Store Sales
Mall store sales include reporting mall tenants of 10,000 square feet or less for stabilized malls and exclude license agreements, which are retail contracts that are temporary or short-term in nature and generally last more than three months but less than twelve months. Same-store sales per square foot increased 0.8% for the quarter ended September 30, 2014 as many retailers posted healthy results for the back to school sales season. Mall store sales for the trailing twelve months ended September 30, 2014 on a comparable per square foot basis declined approximately 1.9% to $356 per square foot. Although we anticipate growth in sales from the upcoming holiday season in the fourth quarter, our expectations are that sales will be flat for the year.

Occupancy
Our portfolio occupancy is summarized in the following table:

	As of September 30,
	2014	2013
Total portfolio	93.7%	93.8%
Total mall portfolio	93.5%	93.5%
Same-center stabilized malls	93.3%	93.6%
Stabilized malls	93.3%	93.4%
Non-stabilized malls (1)	97.4%	97.1%
Associated centers	93.7%	94.6%
Community centers	97.6%	96.1%

(1)
Represents occupancy for The Outlet Shoppes of the Bluegrass, The Outlet Shoppes at Atlanta and The Outlet Shoppes at Oklahoma City as of September 30, 2014 and occupancy for The Outlet Shoppes at Atlanta and The Outlet Shoppes at Oklahoma City as of September 30, 2013.

For 2014, we continue to forecast occupancy improvements of 0 to 25 basis points as compared to 2013 for the total portfolio as well as for the stabilized mall portfolio as we continue to upgrade the retail mix in our portfolio. The slight decrease in occupancy for our same-center stabilized malls as compared to the prior-year period was primarily due to the timing of store openings.

Leasing
The following is a summary of the total square feet of leases signed in the three and nine month periods ended September 30, 2014 as compared to the prior-year period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating portfolio:
New leases	376,019	351,722	1,037,886	1,053,472
Renewal leases	687,830	1,202,283	2,170,032	2,959,292
Development portfolio:
New leases	131,993	193,503	547,294	644,563
Total leased	1,195,842	1,747,508	3,755,212	4,657,327
Average annual base rents per square foot are based on contractual rents in effect as of September 30, 2014 and 2013, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type:

	As of September 30,
	2014	2013
Same-center stabilized malls	$30.74	$30.19
Stabilized malls	30.74	29.97
Non-stabilized malls (1)	25.25	24.61
Associated centers	12.87	11.97
Community centers	16.09	15.76
Office buildings	19.38	19.26

(1)
Represents average annual base rents for The Outlet Shoppes of the Bluegrass, The Outlet Shoppes at Atlanta and The Outlet Shoppes at Oklahoma City as of September 30, 2014 and average annual base rents for The Outlet Shoppes at Atlanta and The Outlet Shoppes at Oklahoma City as of September 30, 2013.

Results from new and renewal leasing of comparable small shop space of 10,000 square feet or less during the three and nine month periods ended September 30, 2014 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (1)	% Change Average
Quarter:
All Property Types (2)	482,611	$35.73	$40.61	13.7%	$42.06	17.7%
Stabilized malls	441,528	37.30	42.36	13.6%	43.85	17.6%
New leases	98,698	45.55	52.90	16.1%	56.01	23.0%
Renewal leases	342,830	34.92	39.32	12.6%	40.35	15.5%

Year-to-Date:
All Property Types (2)	1,572,034	$38.19	$41.59	8.9%	$42.90	12.3%
Stabilized malls	1,416,108	39.92	43.54	9.1%	44.92	12.5%
New leases	364,561	40.21	49.04	22.0%	52.01	29.3%
Renewal leases	1,051,547	39.82	41.63	4.6%	42.47	6.7%

(1)	Average gross rent does not incorporate allowable future increases for recoverable common area expenses.

(2)	Includes stabilized malls, associated centers, community centers and office buildings.

New and renewal leasing activity of comparable small shop space of less than 10,000 square feet for the nine month period ended September 30, 2014 based on commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2014:
New	214	556,094	8.19	$46.09	$48.81	$37.17	$8.92	24.0%	$11.64	31.3%
Renewal	537	1,536,532	4.10	38.72	39.62	36.60	2.12	5.8%	3.02	8.3%
Commencement 2014 Total	751	2,092,626	5.27	$40.68	$42.06	$36.75	$3.93	10.7%	$5.31	14.4%

Commencement 2015:
New	33	85,256	9.68	$51.34	$54.71	$40.44	$10.90	27.0%	$14.27	35.3%
Renewal	123	383,481	4.48	36.36	37.25	33.56	2.80	8.3%	3.69	11.0%
Commencement 2015 Total	156	468,737	5.58	$39.08	$40.42	$34.81	$4.27	12.3%	$5.61	16.1%

Total 2014/2015	907	2,561,363	5.32	$40.39	$41.76	$36.40	$3.99	11.0%	$5.36	14.7%
Leasing spreads continue to reflect the strong demand for space at our properties. Rental rates for renewal leases improved as a result of the conversion of a number of below-market rates to full rates.

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2014, we had approximately $358.2 million outstanding on our combined credit facilities leaving approximately $941.8 million of availability. In July 2014, our Coastal Grand 50/50 joint venture closed on a $126.0 million loan. The new loan was used to retire an existing loan, which had a balance of $75.2 million, as well as to pay off $18.0 million of subordinated notes, which were held 50/50 by us and our joint venture partner. Excess proceeds were distributed on a pro rata basis. Our share of the approximately $25.0 million in net proceeds was used to reduce outstanding balances on our credit facilities. The new 10-year non-recourse loan bears interest at a fixed rate of 4.0865%. Subsequent to September 30, 2014, we used availability on our credit facilities to retire our one remaining 2014 mortgage maturity, the $113.4 million mortgage loan secured by Mall del Norte. This continues our strategy of adding to our pool of unencumbered assets.

In October 2014, we executed a $300.0 million offering of senior unsecured notes that bear interest at 4.60% payable semiannually beginning April 15, 2015 and maturing on October 15, 2024. Net proceeds from the offering were approximately $297.7 million, after deducting the underwriting discount and other offering expenses. Proceeds were used to reduce amounts outstanding under our credit facilities and for general business purposes.
We sold a community center in September 2014 for $2.0 million realizing net proceeds of $1.9 million. Additionally, two of our non-core malls, Chapel Hill Mall and Columbia Place, were conveyed to the respective lenders through a deed-in-lieu of foreclosure in full satisfaction of the non-recourse debt secured by these malls. We transferred Chapel Hill Mall to the lender in September 2014 and recognized a gain on extinguishment of debt of $18.2 million in the third quarter of 2014. The transfer of Columbia Place occurred in October 2014 and will be reflected in fourth quarter 2014 results.
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
Cash Flows - Operating, Investing and Financing Activities
There was $45.1 million of unrestricted cash and cash equivalents as of September 30, 2014, a decrease of $20.4 million from December 31, 2013. Our cash flow activities are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013	Change
Net cash provided by operating activities	$329,334	$336,037	$(6,703)
Net cash used in investing activities	(143,413)	(63,393)	(80,020)
Net cash used in financing activities	(206,350)	(276,304)	69,954
Net cash flows	$(20,429)	$(3,660)	$(16,769)
The net decrease of $6.7 million in operating cash flows for the nine months ended September 30, 2014 was primarily due to:

•	a decrease in operating cash flows related to non-core properties and

•	a decrease in operating cash flows related to the properties that were sold since January 1, 2013, partially offset by

•	an increase in operating cash flows in our same-center portfolio due to the increase in NOI of those properties and

•	an increase of operating cash flows from the New Properties.
The net increase of $80.0 million in cash flows used in investing activities for the nine months ended September 30, 2014 was primarily due to:

•	a reduction in proceeds from the sale of real estate assets due to three malls, three associated centers and five office buildings that were sold during the nine months ended September 30, 2013;

•
a reduction in additions to and acquisitions of real estate assets related to the acquisition of the remaining 51% noncontrolling interest in Kirkwood Mall, construction of two outlet centers and the acquisition of a Sears store during the nine months ended September 30, 2013;

•
an increase in payments received on mortgage and other notes receivable related to the payment of a note receivable received as a component of the consideration for the sale of Lakeshore Mall during the nine months ended September 30, 2014;

•
a reduction in additional investments in unconsolidated affiliates due to advances during the nine months ended September 30, 2013 to fund the purchase of a Sears store and an initial equity contribution for the formation of a joint venture related to the development of Fremaux Town Center; and

•
an increase in distributions in excess of equity in earnings of unconsolidated affiliates received during the nine months ended September 30, 2014 primarily related to excess proceeds from refinancings completed at certain unconsolidated affiliates.

The net decrease of $70.0 million related to cash flows used in financing activities for the nine months ended September 30, 2014 was primarily due to:

•	a reduction related to the cash used to redeem the Westfield PJV units during the nine months ended September 30, 2013; partially offset by

•
a reduction in net borrowings on indebtedness and proceeds from issuance of common stock during the nine months ended September 30, 2013 that were used to fund the redemption of the Westfield PJV units.

Debt

Debt of the Company

We have no indebtedness. Either the Operating Partnership, one of its consolidated subsidiaries or an unconsolidated affiliate that the Operating Partnership has a direct or indirect ownership interest in is the borrower on all of our debt.
We are a limited guarantor of the 5.25% senior notes, issued by the Operating Partnership in November 2013, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. We also provide a similar limited guarantee of the Operating Partnership's obligations with respect to our unsecured credit facilities and two unsecured term loans as of September 30, 2014.
We also have guaranteed 100% of the debt secured by The Promenade in D'Ilberville, MS, which had a balance of $48.1 million at September 30, 2014.
See Note 16 to the condensed consolidated financial statements for a description of senior notes issued by the Operating Partnership subsequent to September 30, 2014, for which CBL is a limited guarantor.

Debt of the Operating Partnership

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
September 30, 2014
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$3,337,037	$(85,978)	$673,412	$3,924,471	5.46%
Senior unsecured notes (3)	445,678	—	—	445,678	5.25%
Other (4)	6,175	(3,087)	—	3,088	3.50%
Total fixed-rate debt	3,788,890	(89,065)	673,412	4,373,237	5.44%
Variable-rate debt:
Non-recourse term loans on operating properties	17,191	(7,109)	—	10,082	2.37%
Recourse term loans on operating properties	90,374	—	89,220	179,594	2.11%
Construction loans	6,742	—	—	6,742	2.90%
Unsecured lines of credit	358,224	—	—	358,224	1.55%
Unsecured term loans	450,000	—	—	450,000	1.70%
Total variable-rate debt	922,531	(7,109)	89,220	1,004,642	1.74%
Total	$4,711,421	$(96,174)	$762,632	$5,377,879	4.74%

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
December 31, 2013
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$3,527,830	$(87,406)	$653,429	$4,093,853	5.50%
Senior unsecured notes (3)	445,374	—	—	445,374	5.25%
Financing obligation (5)	17,570	—	—	17,570	8.00%
Total fixed-rate debt	3,990,774	(87,406)	653,429	4,556,797	5.48%
Variable-rate debt:
Non-recourse term loans on operating properties	133,712	(5,669)	—	128,043	3.19%
Recourse term loans on operating properties	51,300	—	63,311	114,611	2.08%
Construction loans	2,983	—	25,800	28,783	2.28%
Unsecured lines of credit	228,754	—	—	228,754	1.57%
Unsecured term loans	450,000	—	—	450,000	1.71%
Total variable-rate debt	866,749	(5,669)	89,111	950,191	1.94%
Total	$4,857,523	$(93,075)	$742,540	$5,506,988	4.87%

(1)	Weighted-average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.

(2)
We had four interest rate swaps with notional amounts outstanding totaling $106,677 as of September 30, 2014 and $109,830 as of December 31, 2013 related to four of our variable-rate loans on operating properties to effectively fix the interest rates on these loans.  Therefore, these amounts are reflected in fixed-rate debt at September 30, 2014 and December 31, 2013.

(3)	Net of discount in the amount of $4,322 and $4,626 as of September 30, 2014 and December 31, 2013, respectively.

(4)	A subsidiary of the Management Company entered into a term loan in May 2014.

(5)
This amount represented the noncontrolling partner's unreturned equity contribution related to Pearland Town Center that was accounted for as a financing due to certain terms of the CBL/T-C, LLC joint venture agreement. In March 2014, we purchased the noncontrolling interest as described below.

As of September 30, 2014, $161.5 million of our pro rata share of consolidated and unconsolidated debt, excluding debt premiums, is scheduled to mature during the remainder of 2014 as well as $27.3 million related to Columbia Place, which matured in 2013. Subsequent to September 30, 2014, the deed to Columbia Place was conveyed to the lender and the debt the property secured was extinguished. We also retired an operating property loan, leaving a $48.1 million operating property loan that has an extension option we may exercise.
The weighted-average remaining term of our total share of consolidated and unconsolidated debt was 4.0 years at September 30, 2014 and 4.8 years at December 31, 2013. The weighted-average remaining term of our pro rata share of fixed-rate debt was 4.3 years and 5.2 years at September 30, 2014 and December 31, 2013, respectively.
As of September 30, 2014 and December 31, 2013, our pro rata share of consolidated and unconsolidated variable-rate debt represented 18.7% and 17.3%, respectively, of our total pro rata share of debt. The increase is primarily due to an increase in variable-rate debt related to the construction of an outlet center and a community center as well as utilization of our credit facilities. As of September 30, 2014, our share of consolidated and unconsolidated variable-rate debt represented 10.5% of our total market capitalization (see Equity below) as compared to 9.8% as of December 31, 2013.

Senior Unsecured Notes

In November 2013, the Operating Partnership issued $450.0 million of 2023 Notes. The interest rate is subject to an increase ranging from 0.25% to 1.00% from time to time if, on or after January 1, 2016 and prior to January 1, 2020, our ratio of secured debt to total assets, as defined, is greater than 40% but less than 45%. The 2023 Notes are redeemable at the Operating Partnership's election, in whole or in part from time to time, on not less than 30 days notice to the holders of the 2023 Notes to be redeemed. The 2023 Notes may be redeemed prior to September 1, 2023 for cash, at a redemption price equal to the greater of (1) 100% of the aggregate principal amount of the 2023 Notes to be redeemed or (2) an amount equal to the sum of the present values of the remaining scheduled payments of principal and interest on the 2023 Notes to be redeemed, discounted to the redemption date on a semi-annual basis at the treasury rate, as defined, plus 0.40%, plus accrued and unpaid interest. On or after September 1, 2023, the 2023 Notes are redeemable for cash at a redemption price equal to 100% of the aggregate principal amount of the 2023 Notes to be redeemed plus accrued and unpaid interest.
See Note 16 to the condensed consolidated financial statements for a description of senior notes issued by the Operating Partnership subsequent to September 30, 2014.

Financing Obligation

In the first quarter of 2014, we exercised our right to acquire the 12.0% noncontrolling interest in Pearland Town Center, which was accounted for as a financing obligation upon its sale in October 2011, from our joint venture partner. The $17.9 million purchase price represented the partner's unreturned capital plus accrued and unpaid preferred return at a rate of 8.0%. See Note 5 to the condensed consolidated financial statements for additional information.

Unsecured Lines of Credit

We have three unsecured credit facilities that are used for retirement of secured loans, repayment of term loans, working capital, construction and acquisition purposes, as well as issuances of letters of credit.

Each facility bears interest at LIBOR plus a spread of 100 to 175 basis points based on our credit ratings. As of September 30, 2014, the interest rate based on our credit ratings of Baa3 from Moody's and BBB- from Fitch is LIBOR plus 140 basis points. Additionally, we pay an annual facility fee that ranges from 0.15% to 0.35% of the total capacity of each facility. As of September 30, 2014, the annual facility fee was 0.30%. The three unsecured lines of credit had a weighted-average interest rate of 1.55% at September 30, 2014.
The following summarizes certain information about our unsecured lines of credit as of September 30, 2014 (in thousands):

	Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date (1)
Wells Fargo - Facility A	$600,000	$201,841	(2)	November 2015	November 2016
First Tennessee	100,000	7,000	(3)	February 2016	N/A
Wells Fargo - Facility B	600,000	149,383	(4)	November 2016	November 2017
	$1,300,000	$358,224

(1)
The extension options are at our election, subject to continued compliance with the terms of the facilities, and have a one-time extension fee of 0.20% of the commitment amount of each credit facility.

(2)	There was an additional $1,525 outstanding on this facility as of September 30, 2014 for letters of credit. Up to $50,000 of the capacity on this facility can be used for letters of credit.

(3)	There was an additional $113 outstanding on this facility as of September 30, 2014 for letters of credit. Up to $20,000 of the capacity on this facility can be used for letters of credit.

(4)	There was an additional $123 outstanding on this facility as of September 30, 2014 for letters of credit. Up to $50,000 of the capacity on this facility can be used for letters of credit.
Unsecured Term Loans
We have a $400.0 million unsecured term loan, which bears interest at a variable rate of LIBOR plus 150 basis points based on our current credit ratings and has a maturity date of July 2018. At September 30, 2014, the outstanding borrowings of $400.0 million had an interest rate of 1.65%.
We also have a $50.0 million unsecured term loan that bears interest at LIBOR plus 190 basis points and matures in February 2018. At September 30, 2014, the outstanding borrowings of $50.0 million had a weighted-average interest rate of 2.06%.
Other
In May 2014, a consolidated, joint venture subsidiary of our Management Company closed on a $7.0 million term loan, which bears interest at a fixed rate of 3.5% and matures in May 2017. At September 30, 2014, the loan had an outstanding balance of $6.2 million, of which our share was $3.1 million.
In May 2014, the subsidiary of our Management Company also obtained a $3.5 million revolving line of credit, which bears interest at a variable rate of LIBOR plus 249 basis points and matures in June 2017. At September 30, 2014, the revolver had no amount outstanding.

Covenants and Restrictions
The agreements for our unsecured lines of credit, the 2023 Notes and unsecured term loans contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, minimum unencumbered asset and interest ratios, maximum secured indebtedness ratios, maximum secured indebtedness and limitations on cash flow distributions.  We believe we were in compliance with all covenants and restrictions at September 30, 2014.
Unsecured Lines of Credit and Unsecured Term Loans
The following presents our compliance with key covenant ratios, as defined, of the credit facilities and term loans as of September 30, 2014:

Ratio	Required	Actual
Debt to total asset value	< 60%	50.0%
Unencumbered asset value to unsecured indebtedness	> 1.60x	2.42x
Unencumbered NOI to unsecured interest expense	> 1.75x	4.47x
EBITDA to fixed charges (debt service)	> 1.50x	2.20x
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
Senior Unsecured Notes
The following presents our compliance with key covenant ratios, as defined, of the 2023 Notes as of September 30, 2014:

Ratio	Required	Actual
Total debt to total assets	< 60%	53.8%
Secured debt to total assets	< 45% (1)	38.9%
Total unencumbered assets to unsecured debt	> 150%	233.4%
Consolidated income available for debt service to annual debt service charge	> 1.5x	3.1x
(1)    On January 1, 2020 and thereafter, secured debt to total assets must be less than 40%.

The agreements for the 2023 Notes described above contain default provisions customary for transactions of this nature (with applicable customary grace periods). Additionally, any default in the payment of any recourse indebtedness greater than or equal to $50.0 million of the Operating Partnership will constitute an event of default under the 2023 Notes.

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

Mortgages on Operating Properties
The following table presents the loans, secured by the related properties, that have been entered into since January 1, 2014 (in thousands):

Date	Property	Consolidated/ Unconsolidated Property	Stated Interest Rate	Maturity Date (1)		Amount Financed or Extended
August	Fremaux Town Center - Phase I (2)	Unconsolidated	LIBOR + 2.0%	August 2016	(3)	47,291
August	Fremaux Town Center - Phase II (4)	Unconsolidated	LIBOR + 2.0%	August 2016	(3)	32,100
July	Coastal Grand-Myrtle Beach (5)	Unconsolidated	4.09%	August 2024		126,000
April	The Outlet Shoppes at Oklahoma City - Phase II (6)	Consolidated	LIBOR + 2.75%	April 2019	(7)	6,000
April	The Outlet Shoppes at Oklahoma City - Phase III (4)	Consolidated	LIBOR + 2.75%	April 2019	(7)	5,400
April	The Outlet Shoppes at El Paso - Phase II (8)	Consolidated	LIBOR + 2.75%	April 2018		7,000
February	Fremaux Town Center - Phase I (9)	Unconsolidated	LIBOR + 2.125%	March 2016		47,291

(1)	Excludes any extension options.

(2)
Fremaux amended and modified its Phase I construction loan to change the maturity date and interest rate. Additionally, our guarantee of the loan was reduced from 100% to 50% of the outstanding principal loan amount. See Note 12 to the condensed consolidated financial statements for further information on future guarantee reductions.

(3)	The construction loan has two one-year extension options, which are at the joint venture's election, for an outside maturity date of August 2018.

(4)	We have guaranteed 100% of the construction loan. See Note 12 to the condensed consolidated financial statements for further information on future guarantee reductions.

(5)
Two subsidiaries of Mall of South Carolina L.P. and Mall of South Carolina Outparcel L.P., closed on a non-recourse loan, secured by Coastal Grand-Myrtle Beach in Myrtle Beach, SC. Net proceeds were used to retire the outstanding borrowings under the previous loan, which had a balance of $75,238 as well as to pay off $18,000 of subordinated notes to the Company and its joint venture partner, each of which held $9,000. See Note 8 to the condensed consolidated financial statements for additional information. Excess proceeds were distributed 50/50 to us and our partner.

(6)
Proceeds from the operating property loan for Phase II were distributed to the partners in accordance with the terms of the partnership agreement. Our share of the proceeds was used to reduce the balances on our credit facilities.

(7)	The loan has two one-year extension options, which are at the consolidated joint venture's election, for an outside maturity date of April 2021.

(8)	The Operating Partnership has guaranteed 100% of the construction loan for the expansion of the outlet center until construction is complete and certain financial and operational metrics are met.

(9)
Fremaux amended and restated its March 2013 loan agreement to increase the capacity on its construction loan from $46,000 to $47,291 for additional development costs related to Fremaux Town Center. We had guaranteed 100% of the loan. The construction loan had two one-year extension options, which were at the joint venture's election, for an outside maturity date of March 2018. See Note 2 and Note 3 above for information on the extension and modification of the Phase I loan in August 2014.

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

See Note 16 to the condensed consolidated financial statements for information on an operating property loan that was retired subsequent to September 30, 2014.
In February 2014, the lender of the non-recourse mortgage loan secured by Chapel Hill Mall in Akron, OH notified us that the loan had been placed in default. The lender on the loan began receiving the net operating cash flows of the property each month in May 2014. Chapel Hill Mall generated insufficient income levels to cover the debt service on the mortgage and, in September 2014, we conveyed Chapel Hill Mall to the mortgage lender by a deed-in-lieu of foreclosure. The mortgage loan had a balance of $68.6 million at the time of transfer. As a result of the conveyance, we recognized a gain on extinguishment of debt of $18.2 million in the third quarter of 2014 representing the amount by which the outstanding debt balance exceeded the debt extinguished over the net book value of the property as of the transfer date.
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
The lender of the non-recourse mortgage loan secured by Columbia Place in Columbia, SC notified us in the first quarter of 2012 that the loan had been placed in default. Columbia Place generated insufficient income levels to cover the debt service on the mortgage, which had a balance of $27.3 million at September 30, 2014 and a contractual maturity date of September 2013. The lender on the loan received the net operating cash flows of the property each month. Subsequent to September 30, 2014, the mall was conveyed to the lender through a deed-in-lieu of foreclosure. See Note 16 to the condensed consolidated financial statements for additional information.
Interest Rate Hedging Instruments
As of September 30, 2014, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Instrument Type	Location in Condensed Consolidated Balance Sheet	Notional Amount Outstanding	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 9/30/14	Fair Value at 12/31/13	Maturity Date
Cap	Intangible lease assets and other assets	N/A	3-month LIBOR	5.000%	N/A	$—	Jan 2014

Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$51,566 (amortizing to $48,337)	1-month LIBOR	2.149%	$(1,260)	$(1,915)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$32,291 (amortizing to $30,276)	1-month LIBOR	2.187%	(807)	(1,226)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$12,069 (amortizing to $11,313)	1-month LIBOR	2.142%	(294)	(446)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$10,751 (amortizing to $10,083)	1-month LIBOR	2.236%	(276)	(420)	Apr 2016
					$(2,637)	$(4,007)

Equity
During the nine months ended September 30, 2014, we paid dividends of $158.8 million to holders of our common stock and our preferred stock, as well as $34.1 million in distributions to the noncontrolling interest investors in our Operating Partnership and other consolidated subsidiaries. The Operating Partnership paid distributions of $33.7 million and $125.0 million on the preferred units and common units, respectively, as well as distributions of $34.1 million to the noncontrolling interests in other consolidated subsidiaries.
In the third quarter of 2014, we elected to pay cash of $1.7 million to two holders of 91,167 common units in the Operating Partnership upon the exercise of their conversion rights. In the second quarter of 2014, a holder of 170,847 common units in the Operating Partnership exercised its conversion rights. We elected to pay $2.9 million in cash for those units in May 2014.
On August 28, 2014, we announced a third quarter 2014 common stock dividend of $0.245 per share payable in cash that was paid on October 15, 2014. On May 30, 2014, we announced a second quarter 2014 common stock dividend of $0.245 per share payable in cash that was paid on July 15, 2014. On February 26, 2014, we announced a first quarter 2014 common stock dividend of $0.245 per share payable in cash that was paid on April 16, 2014. Future dividends payable will be determined by our Board of Directors based upon circumstances at the time of declaration.

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
We did not sell any shares under the ATM program during the three and nine month periods ended September 30, 2014. The following table summarizes issuances of common stock sold through the ATM program during the nine month period ended September 30, 2013 (dollars in thousands, except weighted-average sales price):

Nine Months Ended September 30, 2013
Number of shares settled	8,419,298
Gross proceeds	$211,493
Net proceeds	$209,596
Weighted-average sales price	$25.12
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
Debt-To-Total Market Capitalization
Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value of equity) ratio was 56.2% at September 30, 2014, compared to 55.7% at September 30, 2013. The increase in the debt-to-market capitalization ratio is the result of the decrease in CBL's stock price to $17.90 as compared to $19.10 in the prior-year period partially offset by a decrease in our share of total debt to $5.378 billion at September 30, 2014 from $5.588 billion at September 30, 2013. Our debt-to-market capitalization ratio at September 30, 2014 was computed as follows (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	199,544	$17.90	$3,571,838
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00	453,750
6.625% Series E Cumulative Redeemable Preferred Stock	690	250.00	172,500
Total market equity			4,198,088
Company’s share of total debt			5,377,879
Total market capitalization			$9,575,967
Debt-to-total-market capitalization ratio			56.2%

(1)
Stock price for common stock and Operating Partnership units equals the closing price of CBL's common stock on September 30, 2014. The stock prices for the preferred stock represent the liquidation preference of each respective series of preferred stock.

Capital Expenditures
Deferred maintenance expenditures are generally billed to tenants as common area maintenance expense, and most are recovered over a 5 to 15-year period. Renovation expenditures are primarily for remodeling and upgrades of malls, of which a portion is recovered from tenants over a 5 to 15-year period.  We recover these costs through fixed amounts with annual increases or pro rata cost reimbursements based on the tenant’s occupied space. The following table, which excludes expenditures for developments and expansions, summarizes these capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three and nine month periods ended September 30, 2014 compared to the same periods in 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Tenant allowances (1)	$10,275	$14,796	$34,054	$36,410

Renovations	6,130	10,488	15,441	22,421

Deferred maintenance:
Parking lot and parking lot lighting	17,325	5,980	23,263	7,085
Roof repairs and replacements	1,904	2,607	3,086	5,374
Other capital expenditures	4,351	3,127	6,238	5,990
Total deferred maintenance	23,580	11,714	32,587	18,449

Capitalized overhead	1,047	803	3,778	3,081

Capitalized interest	1,846	1,277	4,712	3,206

Total capital expenditures	$42,878	$39,078	$90,572	$83,567
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

Developments and Expansions
The following tables summarize our development projects as of September 30, 2014:
Properties Opened During the Nine Months Ended September 30, 2014
(Dollars in thousands)

		Total Project Square Feet
			Total Cost (1)	Cost to Date (2)	Opening Date	Initial Unleveraged Yield
Property	Location
Outlet Center:
The Outlet Shoppes of the Bluegrass (3)	Simpsonville, KY	374,597	$76,890	$70,918	July-14	12.0%

Mall/Outlet Center Expansions:
The Outlet Shoppes at El Paso - Phase II (4)	El Paso, TX	44,014	7,663	6,574	August-14	12.0%
The Outlet Shoppes at Oklahoma City - Phase III (4)	Oklahoma City, OK	18,182	3,713	2,496	August-14	12.8%
Parkdale Mall - shops	Beaumont, TX	6,500	1,439	1,139	September-14	10.2%
		68,696	12,815	10,209
Community Center:
Fremaux Town Center - Phase I (3)	Slidell, LA	341,002	55,777	49,549	March-14	8.3%

Community Center Expansion:
Hammock Landing - Carmike (5)	West Melbourne, FL	47,000	12,232	9,740	August-14	7.5%

Total Properties Opened		831,295	$157,714	$140,416
(1)    Total cost is presented net of reimbursements to be received.
(2)    Cost to date does not reflect reimbursements until they are received.
(3)    This property is a 65/35 joint venture. Total and cost to date are reflected at 100%.
(4)    This property is a 75/25 joint venture. Total and cost to date are reflected at 100%.
(5)    This property is a 50/50 joint venture. Total and cost to date are reflected at 100%.

The Outlet Shoppes of the Bluegrass opened in late July 2014. This new outlet center is 100% leased or committed and includes retailers such as Banana Republic, Brooks Brothers, Chico's, Nike and Saks Fifth Avenue OFF FIFTH among others. We also completed the expansion of two outlet centers. The second phase expansion of The Outlet Shoppes at El Paso includes Nautica, Motherhood Maternity, and New York and Co. with H&M opening in November 2014. The third phase expansion of The Outlet Shoppes at Oklahoma City includes Forever 21, Lids and Toys "R" Us.
The first phase of Fremaux Town Center was over 95% leased at its opening in the first quarter of 2014. Anchors of this phase of the development include Kohl's, Dick's Sporting Goods, Best Buy and T.J. Maxx.
Redevelopment Completed During the Nine Months Ended September 30, 2014
(Dollars in thousands)

		Total Project Square Feet
			Total Cost (1)	Cost to Date (2)	Opening Date	Initial Unleveraged Yield
Property	Location
Mall Redevelopment:
College Square - Longhorn Steakhouse & T.J. Maxx	Morristown, TN	30,271	$3,078	$2,858	April-14	10.6%
Monroeville Mall - Dick's Sporting Goods	Pittsburgh, PA	86,000	8,649	6,430	August-14	8.6%
Northgate Mall - Burlington	Chattanooga, TN	63,000	7,554	5,373	September-14	7.4%
Total Redevelopment		179,271	$19,281	$14,661
(1)    Total cost is presented net of reimbursements to be received.
(2)    Cost to date does not reflect reimbursements until they are received.

Properties Under Development at September 30, 2014
(Dollars in thousands)

		Total Project Square Feet
			Total Cost (1)	Cost to Date (2)	Expected Opening Date	Initial Unleveraged Yield
Property	Location
Community Center:
Parkway Plaza	Fort Oglethorpe, GA	134,045	$17,250	$8,504	Spring-15	8.6%

Community Center Expansions:
Fremaux Town Center - Phase II (3)	Slidell, LA	280,108	38,254	9,899	Fall-15	9.3%
Hammock Landing - Academy Sports (4)	West Melbourne, FL	63,092	10,158	430	Spring-15	8.8%
		343,200	48,412	10,329
Associated Center Redevelopment:
West Towne Crossing - Nordstrom Rack	Madison, WI	30,750	5,693	4,909	October-14	10.3%

Mall Redevelopment:
CoolSprings Galleria - Sears Redevelopment (4)	Nashville, TN	179,048	55,888	20,875	2015/2016	7.8%
Fayette Mall - Sears Redevelopment	Lexington, KY	114,285	72,646	42,252	Fall-14/ Spring-15	7.7%
Northgate Mall - Streetscape	Chattanooga, TN	49,084	8,989	448	Fall-14	10.5%
		342,417	137,523	63,575

Total Properties Under Development		850,412	$208,878	$87,317
(1)    Total cost is presented net of reimbursements to be received.
(2)    Cost to date does not reflect reimbursements until they are received.
(3)    This property is a 65/35 joint venture. Total cost and cost to date are reflected at 100%.
(4)    This property is a 50/50 joint venture. Total cost and cost to date are reflected at 100%.

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
We have three mall redevelopment projects currently under construction. We have made significant progress on the redevelopments of the two Sears stores we purchased last year. At CoolSprings Galleria, the former Sears store has been transformed into The Cheesecake Factory, which will open in November 2014, and other new specialty stores scheduled to open in 2015. At Fayette Mall, the former Sears location redevelopment includes The Cheesecake Factory, which opened in October 2014, and other several new-to-the-market stores such as H&M, Clark's, Vera Bradley and Aveda. A streetscape project at Northgate Mall will add additional retail shops and restaurants including Old Chicago Pizza and Taproom.

Shadow Pipeline of Properties Under Development at September 30, 2014
(Dollars in thousands)
Property	Location	Total Project Square Feet	Estimated Total Cost (1)	Expected Opening Date	Initial Unleveraged Yield
Community Center:
Ambassador Town Center (2)	Lafayette, LA	400,000	$60,000 - $65,000	Spring-16	8% - 9%

Mall Redevelopment:
Janesville Mall - JCP Redevelopment	Janesville, WI	140,000	$15,000 - $20,000	Fall-15	9% - 10%
Hickory Point Mall - JCP Redevelopment	Decatur, IL	100,000	$3,000 - $4,000	Fall-15	8% - 9%
Meridian Mall - Gordmans	Lansing, MI	50,000	$7,000 - $8,000	Summer-15	9% - 10%
		290,000	$25,000 - $32,000

Total Shadow Pipeline		690,000	$85,000 - $97,000
(1)    Total cost is presented net of reimbursements to be received.
(2)    This property is a 65/35 joint venture. Estimated total cost is reflected at 100%.

Construction is expected to begin on Ambassador Town Center in early 2015. We are working with our partner on pre-leasing box retailers and complementary shops for this new community center. We are also making progress replacing the JCPenney stores which closed earlier this year. We have executed leases at Janesville Mall with ULTA and Dick's Sporting Goods to fill the former JCPenney store that closed in May 2014. We are working with one additional junior anchor and expect that lease to be executed before year-end. At Hickory Point Mall, Hobby Lobby will lease 60,000-square-feet of the former JCPenney store. We also expect to begin construction later this year on a Gordmans at Meridian Mall.
We own land and hold options to acquire certain development properties owned by third parties.  Except for the projects presented above, we do not have any other material capital commitments as of September 30, 2014.
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

				Sales Price
Sales Date	Property	Property Type	Location	Gross	Net	Gain
2014 Activity:
September	Pemberton Plaza (1)	Community Center	Vicksburg, MS	$1,975	$1,886	$—
June	Foothills Plaza Expansion	Associated Center	Maryville, TN	2,640	2,387	934
May	Lakeshore Mall (2)	Mall	Sebring, FL	14,000	13,613	—
				$18,615	$17,886	$934

(1)	We recognized a loss on impairment of real estate of $497 in the third quarter of 2014 when we adjusted the book value of Pemberton Plaza to its net sales price. The sale closed in September 2014.

(2)
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

In September 2014, we conveyed Chapel Hill Mall to the mortgage lender by a deed-in-lieu of foreclosure. The mortgage loan was non-recourse and had a balance of $68.6 million. We recorded a non-cash impairment of real estate of $12.1 million in the first quarter of 2014 to write down the book value of this property to its then estimated fair value. As a result of the conveyance, we recognized a gain on extinguishment of debt of $18.2 million in the third quarter of 2014 representing the difference between the debt extinguished over the net book value of the property as of the transfer date. See Note 6 to the condensed consolidated financial statements for additional information.

In January 2014, the mortgage lender for Citadel Mall completed the foreclosure on the property. The lender received the title in satisfaction of the non-recourse debt which had a balance of $68.2 million. A non-cash loss on impairment of $20.5 million was recorded in the second quarter of 2013 to write down the book value of this property to its then estimated fair value. In the first quarter of 2014, we recognized a non-cash gain on extinguishment of debt of $43.9 million representing the excess of the outstanding balance of the debt extinguished over the net book value of the property as of the transfer date. See Note 6 to the condensed consolidated financial statements for additional information.
Subsequent to September 30, 2014, we conveyed Columbia Place to the lender through a deed-in-lieu of foreclosure.
Off-Balance Sheet Arrangements
Unconsolidated Affiliates
We have ownership interests in 17 unconsolidated affiliates as of September 30, 2014 that are described in Note 5 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as “Investments in Unconsolidated Affiliates.”  The following are circumstances when we may consider entering into a joint venture with a third party:

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
The following table represents our guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013 (in thousands):

	As of September 30, 2014							Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Company		Maximum Guaranteed Amount	Debt Maturity Date (1)		9/30/14	12/31/13
West Melbourne I, LLC - Phase I	50%	$40,435	25%		$10,109	Nov-2015	(2)	$65	$65
West Melbourne I, LLC - Phase II	50%	10,757	25%	(3)	2,689	Nov-2015	(2)	65	65
Port Orange I, LLC	50%	61,102	25%		15,276	Nov-2015	(2)	157	157
JG Gulf Coast Town Center LLC - Phase III	50%	5,840	100%		5,840	Jul-2015		—	—
Fremaux Town Center JV, LLC - Phase I	65%	37,640	50%	(4)	21,789	Aug-2016	(5)	472	460
Fremaux Town Center JV, LLC - Phase II	65%	2,045	100%	(6)	32,100	Aug-2016	(5)	321	—
			Total guaranty liability					$1,080	$747

(1)	Excludes any extension options.

(2)	The loan has two one-year extension options, which are at the unconsolidated affiliate's election, for an outside maturity date of November 2017.

(3)	The guaranty was reduced from 100% to 25% in the third quarter of 2014 when Carmike Cinema became operational in August 2014.

(4)
We received a 1% fee for this guaranty when the loan was issued in March 2013. In the first quarter of 2014, the loan was modified and extended to increase the capacity to $47,291, which increased the maximum guaranteed amount. The loan was amended and modified in August 2014 to reduce the guaranty from 100% to 50%. The guaranty will be reduced to 25% upon the opening of LA Fitness and payment of contractual rent. The guaranty will be further reduced to 15% when Phase I of the development has been open for one year and the debt service coverage ratio of 1.30 to 1.00 is met.

(5)	The loan has two one-year extension options, which are at the unconsolidated affiliate's election, for an outside maturity date of August 2018.

(6)
We received a 1% fee for this guaranty when the loan was issued in August 2014. The guaranty will be reduced to 50% upon the closing of the Dillard's outparcel sale. Upon completion of Phase II of the development and once certain leasing and occupancy metrics have been met, the guaranty will be 25%. The guaranty will be further reduced to 15% when Phase II of the development has been open for one year, the debt service coverage ratio of 1.30 to 1.00 is met and Dillard's is operational.

We have guaranteed the lease performance of YTC, an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22.0 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to $10.0 million. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $16.4 million as of September 30, 2014.  We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty.  We did not include an obligation for this guaranty because we determined that the fair value of the guaranty was not material as of September 30, 2014 and December 31, 2013.

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
Carrying Value of Long-Lived Assets
We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts or if there are other indicators of impairment. If it is determined that impairment has occurred, the amount of the impairment charge is equal to the excess of the asset’s carrying value over its estimated fair value.  We estimate fair value using the undiscounted cash flows expected to be generated by each property, which are based on a number of assumptions such as leasing expectations, operating budgets, estimated useful lives, future maintenance expenditures, intent to hold for use and capitalization rates, among others.  These assumptions are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated in our impairment analyses may not be achieved. See Note 3 to the condensed consolidated financial statements for impairment of long-lived assets for the three and nine month periods ended September 30, 2014.
Allowance for Doubtful Accounts
We periodically perform a detailed review of amounts due from tenants and others to determine if accounts receivable balances are impaired based on factors affecting the collectability of those balances.  Our estimate of the allowance for doubtful accounts requires significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.  We recorded a provision for doubtful accounts of $2.7 million and $1.0 million for the nine months ended September 30, 2014 and 2013, respectively.
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
No impairments of investments in unconsolidated affiliates were incurred during the three and nine month periods ended September 30, 2014.
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
During the three months ended September 30, 2014, we recognized an $18.2 million gain upon the conveyance of Chapel Hill Mall to the lender through a deed-in-lieu of foreclosure and recorded $1.5 million of non-cash default interest. During the three months ended September 30, 2013, we received a partial settlement of litigation of $8.2 million. During the nine months ended September 30, 2014, we realized a net gain of $60.9 million on extinguishment of debt. The $60.9 million gain consists of a $43.9 million gain, recognized when the lender received the deed to Citadel Mall in satisfaction of the non-recourse debt on the property, and an $18.2 million gain, recognized upon the conveyance of Chapel Hill Mall to the lender, which was partially offset by a $1.2 million prepayment fee for the early retirement of debt on St. Clair Square. Additionally, we recorded $1.5 million of non-cash default interest and received $0.8 million as a partial settlement of litigation during the nine months ended September 30, 2014. The nine months ended September 30, 2013 includes a partial settlement of litigation of $8.2 million, $2.4 million of gain on investment when a note related to our China investment, of which a portion was written down to its estimated fair value in 2009, was repaid in May 2013 and a $9.1 million loss on extinguishment of debt due to the early retirement of debt on loans secured by two malls. Considering the significance and nature of these items, we believe it is important to identify the impact of these changes on our FFO measures for a reader to have a complete understanding of our results of operations. Therefore, we have also presented FFO, as adjusted, excluding these items.
The reconciliation of FFO to net income attributable to common shareholders is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to common shareholders	$38,119	$23,101	$108,925	$42,692
Noncontrolling interest in income of Operating Partnership	6,576	4,075	18,847	7,602
Depreciation and amortization expense of:
Consolidated properties	72,488	68,941	212,180	206,115
Unconsolidated affiliates	10,537	9,877	30,654	29,748
Discontinued operations	—	1,634	—	6,638
Non-real estate assets	(628)	(572)	(1,825)	(1,530)
Noncontrolling interests' share of depreciation and amortization	(1,729)	(1,403)	(4,831)	(4,292)
Loss on impairment	497	5,234	18,434	26,051
Gain on depreciable property	(3)	(8)	(937)	(10)
Gain on discontinued operations, net of tax	1	(174)	(86)	(714)
Funds from operations of the Operating Partnership	125,858	110,705	381,361	312,300
Litigation settlement	—	(8,240)	(800)	(8,240)
Gain on investment	—	—	—	(2,400)
Non cash default interest expense	1,514	—	1,514	—
(Gain) loss on extinguishment of debt	(18,282)	—	(60,942)	9,108
Funds from operations of the Operating Partnership, as adjusted	$109,090	$102,465	$321,133	$310,768

The reconciliations of FFO of the Operating Partnership to FFO allocable to common shareholders, including and excluding the litigation settlements, gain on investment, default interest expense and gain (loss) on extinguishment of debt, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Funds from operations of the Operating Partnership	$125,858	$110,705	$381,361	$312,300
Percentage allocable to common shareholders (1)	85.29%	85.19%	85.25%	84.89%
Funds from operations allocable to common shareholders	$107,344	$94,310	$325,110	$265,111

Funds from operations of the Operating Partnership, as adjusted	$109,090	$102,465	$321,133	$310,768
Percentage allocable to common shareholders (1)	85.29%	85.19%	85.25%	84.89%
Funds from operations allocable to Company shareholders, as adjusted	$93,043	$87,290	$273,766	$263,811

(1)
Represents the weighted-average number of common shares outstanding for the period divided by the sum of the weighted-average number of common shares and the weighted-average number of Operating Partnership units held by noncontrolling interests during the period.

The increase in adjusted FFO during the quarter ended September 30, 2014 was driven by contributions from recent openings of new development projects, increased rental rates on new and renewal leases and lower operating expenses. These improvements were partially offset by lost income from sold properties and higher net interest expense on our Notes.

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

Interest Rate Risk

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at September 30, 2014, a 0.5% increase or decrease in interest rates on variable-rate debt would decrease or increase annual cash flows by approximately $5.0 million and $1.5 million, respectively, and increase or decrease annual interest expense, after the effect of capitalized interest, by approximately $4.9 million and $1.4 million, respectively.

Based on our proportionate share of total consolidated and unconsolidated debt at September 30, 2014, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $85.7 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $85.6 million.

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
In February 2014, TPD received a partial settlement of $0.8 million from certain of the defendants in the litigation described in Note 12 to the condensed consolidated financial statements. In October 2014, TPD agreed to a resolution of its claims against defendant EMJ in such litigation. Pursuant to this agreement, TPD received partial settlements of $1.0 million and $0.3 million, respectively, from one of EMJ’s insurance carriers in October 2014, and additional amounts of $4.8 million and $5.0 million are due to be paid to TPD in December 2014 and January 2015, respectively. Further, EMJ agreed to be responsible for up to a maximum of $6.6 million of future costs incurred by TPD in remediating damages to its shopping center site under certain circumstances as set forth in the agreement, and agreed that such limitation would not apply to its potential responsibility for any future remediation required under applicable environmental laws (should such claims arise). See Note 16 to the consolidated financial statements for further information. Litigation continues with the other remaining defendants in the matter. There have been no other material developments during the nine months ended September 30, 2014 in the matters described in "Part I, Item 3 - Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

None.

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
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)

CBL & ASSOCIATES LIMITED PARTNERSHIP

By: CBL HOLDINGS I, INC., its general partner

/s/ Farzana K. Mitchell
_____________________________________
Farzana K. Mitchell
Executive Vice President -
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)

Date: November 10, 2014

INDEX TO EXHIBITS

Exhibit Number	Description
4.14.5	Global Note evidencing the 4.60% Senior Notes Due 2024 (a)
10.13.3	First Modification to Amended and Restated Loan Agreement by and among the Operating Partnership, the Company and First Tennessee Bank National Association, et. a. dated December 16, 2013
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of CBL & Associates Properties, Inc.
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of CBL & Associates Limited Partnership
12.3	Computation of Ratio of Earnings to Fixed Charges of CBL & Associates Properties, Inc.
12.4	Computation of Ratio of Earnings to Fixed Charges of CBL & Associates Limited Partnership
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
(a) Incorporated by reference from the Company's Current Report on Form 8-K, filed October 8, 2014. Commission File No. 1-12494 and 333-182515-01.