Form 10-K
period 2014-12-31
CBL & ASSOCIATES PROPERTIES INC; CBL & ASSOCIATES LIMITED PARTNERSHIP
filed 2015-03-02
CIK 910612, 915140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

The aggregate market value of the 166,849,805 shares of CBL & Associates Properties, Inc.'s common stock held by non-affiliates of the registrant as of June 30, 2014 was $3,170,146,295, based on the closing price of $19.00 per share on the New York Stock Exchange on June 30, 2014. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)

As of February 23, 2015, 170,524,039 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CBL & Associates Properties, Inc.’s Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2014 of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the "Company" mean CBL & Associates Properties, Inc. and its subsidiaries. References to the "Operating Partnership" mean CBL & Associates Limited Partnership and its subsidiaries. The terms "we," "us" and "our" refer to the Company or the Company and the Operating Partnership collectively, as the context requires.
The Company is a real estate investment trust ("REIT") whose stock is traded on the New York Stock Exchange. The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At December 31, 2014, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 84.3% limited partner interest for a combined interest held by the Company of 85.3%.
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

PART I

ITEM 1. BUSINESS

Background
 CBL & Associates Properties, Inc. (“CBL”) was organized on July 13, 1993, as a Delaware corporation, to acquire substantially all of the real estate properties owned by CBL & Associates, Inc., which was formed by Charles B. Lebovitz in 1978, and by certain of its related parties.  On November 3, 1993, CBL completed an initial public offering (the “Offering”). Simultaneously with the completion of the Offering, CBL & Associates, Inc., its shareholders and affiliates and certain senior officers of the Company (collectively, “CBL’s Predecessor”) transferred substantially all of their interests in its real estate properties to CBL & Associates Limited Partnership (the “Operating Partnership”) in exchange for common units of limited partner interest in the Operating Partnership. The interests in the Operating Partnership contain certain conversion rights that are more fully described in Note 7 to the consolidated financial statements. The terms "we," "us" and "our" refer to the Company or the Company and the Operating Partnership collectively, as the context requires.

The Company’s Business
We are a self-managed, self-administered, fully integrated REIT. We own, develop, acquire, lease, manage, and operate regional shopping malls, open-air centers, outlet centers, associated centers, community centers and office properties. Our Properties are located in 27 states, but are primarily in the southeastern and midwestern United States. We have elected to be taxed as a REIT for federal income tax purposes.
We conduct substantially all of our business through the Operating Partnership. We are the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. CBL Holdings I, Inc. is the sole general partner of the Operating Partnership. At December 31, 2014, CBL Holdings I, Inc. owned a 1.0% general partner interest and CBL Holdings II, Inc. owned an 84.3% limited partner interest in the Operating Partnership, for a combined interest held by us of 85.3%.
As of December 31, 2014, we owned interests in the following Properties:

	Malls (1)	Associated Centers	Community Centers	Office Buildings (2)	Total
Consolidated Properties	72	25	6	8	111
Unconsolidated Properties (3)	9	4	5	5	23
Total	81	29	11	13	134

(1)	Category consists of regional malls, open-air centers and outlet centers (including one mixed-use center) (the "Malls").

(2)	Includes CBL's corporate office building.

(3)	The Operating Partnership accounts for these investments using the equity method because one or more of the other partners have substantive participating rights.

At December 31, 2014, we had interests in the following Properties under development ("Construction Properties"):

	Consolidated Properties		Unconsolidated Properties
	Malls	Community Centers	Malls	Community Centers
Development	—	1	—	1
Expansions	1	—	—	2
Redevelopment	3	—	1	—

We also hold options to acquire certain development properties owned by third parties.
As of December 31, 2014, we owned mortgages on five Properties, each of which is collateralized by either a first mortgage, a second mortgage or by assignment of 100% of the ownership interests in the underlying real estate and related improvements (the “Mortgages”).
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
The Management Company manages all but nine of the Properties. Governor’s Square and Governor’s Plaza in Clarksville, TN, Kentucky Oaks Mall in Paducah, KY and Fremaux Town Center in Slidell, LA are all owned by unconsolidated joint ventures and are managed by a property manager that is affiliated with the third party partner, which receives a fee for its services. The third party partner of each of these Properties controls the cash flow distributions, although our approval is required for certain major decisions.  The Outlet Shoppes at Oklahoma City in Oklahoma City, OK, The Outlet Shoppes at Gettysburg in Gettysburg, PA, The Outlet Shoppes at El Paso in El Paso, TX, The Outlet Shoppes at Atlanta in Woodstock, GA and The Outlet Shoppes of the Bluegrass in Simpsonville, KY are owned by consolidated joint ventures and managed by a property manager that is affiliated with the third party partner, which receives a fee for its services.
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

The following terms used in this Annual Report on Form 10-K will have the meanings described below:

▪	GLA – refers to gross leasable area of retail space in square feet, including Anchors and Mall tenants.

▪	Anchor – refers to a department store, other large retail store or theater greater than or equal to 50,000 square feet.

▪	Junior Anchor - non-traditional department store, retail store or theater comprising more than 20,000 square feet and less than 50,000 square feet.

▪	Freestanding – Property locations that are not attached to the primary complex of buildings that comprise the Mall shopping center.

▪	Outparcel – land used for freestanding developments, such as retail stores, banks and restaurants, which are generally on the periphery of the Properties.

Significant Markets and Tenants

Top Five Markets
Our top five markets, based on percentage of total revenues, were as follows for the year ended December 31, 2014:

Market	Percentage of Total Revenues
St. Louis, MO	7.8%
Chattanooga, TN	3.9%
Madison, WI	3.3%
Lexington, KY	2.8%
Winston-Salem, NC	2.5%

Top 25 Tenants
 Our top 25 tenants based on percentage of total revenues were as follows for the year ended December 31, 2014:

Tenant	Number of Stores	Square Feet	Percentage of Total Revenues
Limited Brands, LLC (1)	163	835,221	3.21%
Signet Jewelers Limited (2)	217	321,661	2.84%
Foot Locker, Inc.	138	576,776	2.24%
Ascena Retail Group, Inc. (3)	183	916,598	2.19%
AE Outfitters Retail Company	81	496,925	2.01%
The Gap, Inc.	70	768,850	1.69%
Genesco Inc. (4)	195	307,846	1.67%
Dick's Sporting Goods, Inc. (5)	26	1,429,353	1.63%
JC Penney Company, Inc. (6)	65	7,412,922	1.27%
Aeropostale, Inc.	91	333,310	1.26%
Luxottica Group, S.P.A. (7)	125	271,139	1.26%
Abercrombie & Fitch, Co.	59	395,863	1.26%
Express Fashions	44	359,278	1.17%
Finish Line, Inc.	62	319,706	1.13%
Charlotte Russe Holding, Inc.	53	344,591	1.09%
Forever 21 Retail, Inc.	23	437,415	1.07%
The Buckle, Inc.	50	255,561	0.99%
Best Buy Co., Inc. (8)	63	548,048	0.99%
New York & Company, Inc.	43	290,321	0.89%
Sun Capital Partners, Inc. (9)	45	627,939	0.89%
The Children's Place Retail Stores, Inc.	62	270,839	0.80%
Claire's Stores, Inc.	112	139,241	0.80%
Barnes & Noble Inc.	19	579,099	0.76%
Cinemark	10	524,772	0.76%
Shoe Show, Inc.	51	621,150	0.73%
	2,050	19,384,424	34.60%

(1)	Limited Brands, LLC operates Victoria's Secret, Bath & Body Works and PINK.

(2)
Signet Jewelers Limited operates Kay Jewelers, Marks & Morgan, JB Robinson, Shaw's Jewelers, Osterman's Jewelers, LeRoy's Jewelers, Jared Jewelers, Belden Jewelers, Rogers Jewelers and Ultra Diamonds. In May 2014, Signet Jewelers acquired Zale Corporation, which operates Zale, Peoples and Piercing Pagoda.

(3)	Ascena Retail Group, Inc. operates Justice, dressbarn, maurices, Lane Bryant and Catherines.

(4)	Genesco Inc. operates Journey's, Underground by Journey's, Hat World, Lids, Hat Zone, and Cap Factory stores.

(5)	Dick's Sporting Goods, Inc. operates Dick's Sporting Goods and Golf Galaxy Stores.

(6)
JC Penney Company, Inc. owns 32 of these stores. JC Penney plans to close four stores in 2015 including three leased locations and one location that was recently sold to a third party as a redevelopment opportunity. The four stores are included in the above chart as the stores were in operation as of December 31, 2014 and JC Penney remains obligated for rent under the terms of the respective leases.

(7)	Luxottica Group, S.P.A. operates Lenscrafters, Sunglass Hut and Pearle Vision.

(8)	Best Buy Co., Inc. operates Best Buy and Best Buy Mobile.

(9)	Sun Capital Partners, Inc. operates Gordmans, Limited Stores, Fazoli's Restaurants, Smokey Bones, Johnny Rockets, Shopko Stores and Bar Louie Restaurants.
Growth Strategy
     Our objective is to achieve growth in funds from operations (see page 81 for a discussion of funds from operations) and reduce our overall cost of debt and equity by maximizing cash flows through a variety of methods as further discussed below.

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
Redevelopments
Redevelopments represent situations where we capitalize on opportunities to add incremental square footage or increase the productivity of previously occupied space through aesthetic upgrades, retenanting and/or changing the retail use of the space. Many times, redevelopments result from acquiring possession of Anchor space and subdividing it into multiple spaces. The following presents the redevelopments we completed during 2014 and those under construction at December 31, 2014 (dollars in thousands):

Property	Location	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Actual/ Expected Opening Date	Initial Unleveraged Yield
Completed in 2014:
Mall Redevelopment:
College Square - Longhorn Steakhouse & T.J. Maxx	Morristown, TN	30,271	$3,078	$2,858	April-14	10.6%
Fayette Mall - Sears Redevelopment	Lexington, KY	114,297	68,517	55,693	Fall-14/ Spring-15	8.1%
Monroeville Mall - Dick's Sporting Goods	Pittsburgh, PA	86,000	8,649	6,532	August-14	8.6%
Northgate Mall - Burlington	Chattanooga, TN	63,000	7,538	6,353	September-14	7.7%
		293,568	87,782	71,436
Associated Center Redevelopment:
West Towne Crossing - Nordstrom Rack	Madison, WI	30,750	5,693	5,708	October-14	10.3%

Total redevelopment completed		324,318	$93,475	$77,144

Currently under construction:
Mall Redevelopment:
CoolSprings Galleria - Sears Redevelopment (3)	Nashville, TN	182,163	$66,398	$28,292	Spring-15/Summer-16	7.0%
Janesville Mall - JCP Redevelopment	Janesville, WI	149,522	15,925	545	Fall-15	8.3%
Meridian Mall - Gordmans	Lansing, MI	50,000	7,372	2,995	Fall-15	10.2%
Northgate Mall - Streetscape/ULTA	Chattanooga, TN	50,852	8,989	3,848	Fall-14/Summer-15	10.5%
Total redevelopment under construction		432,537	$98,684	$35,680

(1)	Total cost is presented net of reimbursements to be received.

(2)	Cost to date does not reflect reimbursements until they are received.

(3)	This Property is a 50/50 joint venture. Total cost and cost to date are reflected at 100%.

Our total cost of the redevelopment projects completed in 2014 was $77.1 million. Our total investment upon completion of redevelopment projects that are under construction as of December 31, 2014 is projected to be $98.7 million, of which our share is $65.5 million.

Renovations
Renovations usually include remodeling and upgrading existing facades, uniform signage, new entrances and floor coverings, updating interior décor, resurfacing parking lots and improving the lighting of interiors and parking lots. Renovations can result in attracting new retailers, increased rental rates, sales and occupancy levels and maintaining the Property's market dominance. Our 2014 renovation program included upgrades at five of our malls including Governor's Square in Clarksville, TN; Volusia Mall in Daytona Beach, FL; Richland Mall in Waco, TX; Janesville Mall in Janesville, WI and Old Hickory Mall in Jackson, TN. Our 2015 renovation program includes five of our malls. Renovations are scheduled to be completed at Dakota Square Mall in Minot, ND; Janesville Mall in Janesville, WI; Laurel Park Place in Lavonia, MI; Monroeville Mall in Pittsburgh, PA and Sunrise Mall in Brownsville, TX. Renovation expenditures for 2014 and 2015 also include certain capital expenditures related to the parking decks at West County Center.
We invested $27.3 million in renovations in 2014. The total investment in the renovations that are scheduled for 2015 is projected to be $22.5 million for the five malls listed above as well as $14.0 million for repairs to the parking decks at West County Center.

Development of New Retail Properties and Expansions
In general, we seek development opportunities in middle-market trade areas that we believe are under-served by existing retail operations. These middle-markets must also have sufficient demographics to provide the opportunity to effectively maintain a competitive position. The following presents the new developments we opened during 2014 and those under construction at December 31, 2014 (dollars in thousands):

Property	Location	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Actual/ Expected Opening Date	Initial Unleveraged Yield
Completed in 2014:
Outlet Center:
The Outlet Shoppes of the Bluegrass (3)	Simpsonville, KY	374,597	$77,234	$76,013	July-14	12.1%

Community Center:
Fremaux Town Center - Phase I (3)	Slidell, LA	341,002	55,030	52,408	March-14	8.4%

Total Properties opened		715,599	$132,264	$128,421

Currently under construction:
Community Centers:
Ambassador Town Center (3)	Lafayette, LA	438,057	$61,456	$2,611	Spring-16	8.8%
Parkway Plaza	Fort Oglethorpe, GA	134,050	17,325	13,001	Spring-15	8.5%

Total Properties under development		572,107	$78,781	$15,612

(1)	Total cost is presented net of reimbursements to be received.

(2)	Cost to date does not reflect reimbursements until they are received.

(3)	This Property is a 65/35 joint venture. Total cost and cost to date are reflected at 100%.

We can also generate additional revenues by expanding a Property through the addition of department stores, mall stores and large retail formats. An expansion also protects the Property's competitive position within its market. The following presents the expansions we completed during 2014 and those under construction at December 31, 2014 (dollars in thousands):

Property	Location	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Actual/ Expected Opening Date	Initial Unleveraged Yield
Completed in 2014:
Mall/Outlet Center Expansions:
The Outlet Shoppes at El Paso - Phase II (3)	El Paso, TX	44,014	$7,663	$6,747	August-14	12.0%
The Outlet Shoppes at Oklahoma City - Phase III (3)	Oklahoma City, OK	18,182	3,713	3,041	August-14	12.8%
Parkdale Mall - shops	Beaumont, TX	6,500	1,439	1,152	September-14	10.2%
		68,696	12,815	10,940
Community Center Expansion:
Hammock Landing - Carmike (4)	West Melbourne, FL	47,000	12,232	9,931	August-14	7.5%
The Promenade - Ross, Bed Bath & Beyond, Ashley Furniture (5)	D'Iberville, MS	68,400	8,373	6,843	Spring/Fall-14	10.3%
		115,400	20,605	16,774

Total expansions opened		184,096	$33,420	$27,714

Currently under construction:
Outlet Center Expansion:
The Outlet Shoppes at Atlanta - Parcel Development (3)	Woodstock, GA	9,600	$3,542	$594	Spring-15	9.3%

Community Center Expansions:
Fremaux Town Center - Phase II (6)	Slidell, LA	279,791	38,334	11,779	Fall-15	9.6%
Hammock Landing - Academy Sports (4)	West Melbourne, FL	63,092	9,903	4,175	Spring-15	8.6%
		342,883	48,237	15,954

Total expansions under construction		352,483	$51,779	$16,548

(1)	Total cost is presented net of reimbursements to be received.

(2)	Cost to date does not reflect reimbursements until they are received.

(3)	This Property is a 75/25 joint venture. Total cost and cost to date are reflected at 100%.

(4)	This Property is a 50/50 joint venture. Total cost and cost to date are reflected at 100%.

(5)	This Property is a 85/15 joint venture. Total cost and cost to date are reflected at 100%.

(6)	This Property is a 65/35 joint venture. Total cost and cost to date are reflected at 100%.

The total cost of the new Properties and expansions that opened in 2014 was $33.4 million, of which our share is $23.2 million. The cost of the new Properties under construction as of December 31, 2014 is projected to be $51.8 million, of which our share is $32.5 million.

Shadow Development Pipeline
We are continually pursuing new development opportunities and have projects in various stages of pre-development. Our shadow pipeline consists of projects for Properties on which we have completed initial project analysis and design but which have not commenced construction as of December 31, 2014. The following presents our shadow development pipeline at December 31, 2014 (dollars in thousands):

Property	Location	Total Project Square Feet	Estimated Total Cost (1)	Expected Opening Date	Initial Unleveraged Yield
Outlet Center Expansions:
The Outlet Shoppes at Atlanta - Phase II (2)	Woodstock, GA	35,000	$5,000 - $6,000	Fall-15	12% - 13%
The Outlet Shoppes of the Bluegrass - Phase II (3)	Simpsonville, KY	50,000	$9,000 - $10,000	Fall-15	11% - 12%
		85,000	$14,000 - $16,000
Mall Redevelopment:
Hickory Point Mall - JCP Redevelopment	Forsyth, IL	100,000	$3,000 - $4,000	Fall-15	8% - 9%

Total Shadow Pipeline		185,000	$17,000 - $20,000

(1)	Total cost is presented net of reimbursements to be received.

(2)	This Property is a 75/25 joint venture. Total cost and cost to date are reflected at 100%.

(3)	This Property is a 65/35 joint venture. Total cost and cost to date are reflected at 100%.

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
Recent Developments
Impairment Losses
During the year ended December 31, 2014, we recorded a loss on impairment totaling $18.5 million. Of this total, $17.8 million is attributable to three Property dispositions, $0.1 million is from the sale of an outparcel and $0.6 million is included in discontinued operations and relates to the true-up of a Property sold in 2013. See Note 4 and Note 15 for additional information.

Dispositions
We sold a mall, the expansion portion of an associated center and a community center in 2014 for an aggregate gross sales price of $18.6 million, less commissions and closing costs generating an aggregate $17.9 million of net proceeds. Additionally, we recognized $89.4 million of gain on extinguishment of debt when we transferred the title to three Malls to their respective lenders in settlement of $164.0 million in non-recourse debt. See Note 4 for further information.
Financing and Capital Markets Activity
We continue to progress in our strategy to build a high-quality unencumbered pool of Properties in addition to balancing our leverage structure. Highlights of financing and capital markets activity for the year ended December 31, 2014 include the following:

•	completed a $300.0 million offering of 2024 Notes (as defined below) via our Operating Partnership;

•	retired four loans with an aggregate principal balance of $285.9 million using borrowings from our credit facilities;

•	recognized gain on extinguishment of debt of $89.4 million related to the transfer of three Non-core Malls to their respective lenders in settlement of $164.0 million of non-recourse debt;

•
closed on a $126.0 million loan secured by our Coastal Grand - Myrtle Beach 50/50 joint venture. The 10-year non-recourse loan bears interest at 4.09% and was used to retire the existing $75.2 million loan, which bore interest at 5.09% and was scheduled to mature in October 2014;

•
obtained permanent financing for The Outlet Shoppes of the Bluegrass through a 10-year $77.5 million non-recourse loan, of which the Company's share is $50.4 million, which bears interest at a fixed-rate of 4.045% and replaces a $47.9 million variable-rate construction loan; and

•	increased our quarterly dividend by 8.2% in the fourth quarter of 2014 to $0.265 per share from $0.245 per share.
The Operating Partnership issued $450 million of senior unsecured notes in November 2013 that bear interest at 5.25% payable semiannually beginning June 1, 2014 and mature on December 1, 2013 (the "2023 Notes"). In October 2014, the Operating Partnership issued $300 million of senior unsecured notes that bear interest at 4.60% and mature on October 15, 2024 (the "2024 Notes" and, collectively with the 2023 Notes, the "Notes"). See Note 6 to the consolidated financial statements for further information.
Equity
Common Stock and Common Units
Our authorized common stock consists of 350,000,000 shares at $0.01 par value per share. We had 170,260,273 and 170,048,144 shares of common stock issued and outstanding as of December 31, 2014 and 2013, respectively. The Operating Partnership had 199,532,908 and 199,593,731 common units outstanding as of December 31, 2014 and 2013, respectively.
Preferred Stock
Our authorized preferred stock consists of 15,000,000 shares at $0.01 par value per share. See Note 7 to the consolidated financial statements for a description of our outstanding cumulative redeemable preferred stock.
Financial Information About Segments
See Note 11 to the consolidated financial statements for information about our reportable segments.
Employees
CBL does not have any employees other than its statutory officers.  Our Management Company currently has 610 full‑time and 209 part‑time employees. None of our employees are represented by a union.
 Corporate Offices
Our principal executive offices are located at CBL Center, 2030 Hamilton Place Boulevard, Suite 500, Chattanooga, Tennessee, 37421 and our telephone number is (423) 855-0001.
 Available Information
There is additional information about us on our web site at cblproperties.com. Electronic copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge by visiting the “investor relations” section of our web site. These reports are posted as soon as reasonably practical after they are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). The information on our web site is not, and should not be considered, a part of this Form 10-K.

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

In addition, other factors may adversely affect the value of our Properties without affecting their current revenues, including:

•
adverse changes in governmental regulations, such as local zoning and land use laws, environmental regulations or local tax structures that could inhibit our ability to proceed with development, expansion or renovation activities that otherwise would be beneficial to our Properties;

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
We own partial interests in 16 malls, 8 associated centers, 8 community centers and 7 office buildings. Governor’s Square and Governor’s Plaza in Clarksville, TN, Kentucky Oaks Mall in Paducah, KY and Fremaux Town Center in Slidell, LA are all owned by unconsolidated joint ventures and are managed by a property manager that is affiliated with the third party partner, which receives a fee for its services. The third party partner of each of these Properties controls the cash flow distributions, although our approval is required for certain major decisions.  The Outlet Shoppes at Oklahoma City in Oklahoma City, OK, The Outlet Shoppes at Gettysburg in Gettysburg, PA, The Outlet Shoppes at El Paso in El Paso, TX, The Outlet Shoppes at Atlanta in Woodstock, GA and The Outlet Shoppes of the Bluegrass in Simpsonville, KY are owned by consolidated joint ventures and managed by a property manager that is affiliated with the third party partner, which receives a fee for its services.
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
We believe that our Properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. As of December 31, 2014, we have recorded in our consolidated financial statements a liability of $2.9 million related to potential future asbestos abatement activities at our Properties which are not expected to have a material impact on our financial condition or results of operations. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former Properties. Therefore, we have not recorded any liability related to hazardous or toxic substances. Nevertheless, it is possible that the environmental assessments available to us do not reveal all potential environmental liabilities. It is also possible that subsequent investigations will identify material contamination, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties has not been or will not be affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties or by third parties unrelated to us, the Operating Partnership or the relevant Property's partnership.

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
Additionally, in the event that our Properties are not fully occupied, we would be required to pay the portion of any operating, redevelopment or renovation expenses allocable to the vacant space(s) that would otherwise typically be paid by the residing tenant(s). Our cost recovery ratio was 98.9% for 2014.
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
We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts or if there are other indicators of impairment. If it is determined that an impairment has occurred, the amount of the impairment charge is equal to the excess of the asset's carrying value over its estimated fair value, which could have a material adverse effect on our financial results in the accounting period in which the adjustment is made. Our estimates of undiscounted cash flows expected to be generated by each Property are based on a number of assumptions such as leasing expectations, operating budgets, estimated useful lives, future maintenance expenditures, intent to hold for use and capitalization rates. These assumptions are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates and costs to operate each Property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated in our impairment analyses may not be achieved. For the year ended December 31, 2014, we recorded a loss on impairment of real estate totaling $18.5 million. As described in Note 15 to the consolidated financial statements, we recognized a total of $17.8 million in impairment of real estate, attributable to three 2014 Property dispositions as well as $0.1 million from the sale of an outparcel. Additionally for the year ended December 31, 2014, as described in Note 4 to the consolidated financial statements, we recorded a loss on impairment of real estate of $0.6 million, which is included in discontinued operations in our consolidated statements of operations, related to the true-up of a Property that was sold at the end of 2013.
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
The general liability and property casualty insurance policies on our Properties currently include coverage for losses resulting from acts of terrorism, whether foreign or domestic. While we believe that the Properties are adequately insured in accordance with industry standards, the cost of general liability and property casualty insurance policies that include coverage for acts of terrorism has risen significantly subsequent to September 11, 2001. The cost of coverage for acts of terrorism is currently mitigated by the Terrorism Risk Insurance Act (“TRIA”). In January 2015, Congress reinstated TRIA under the Terrorism Risk Insurance Program Reauthorization Act of 2015 ("TRIPRA") and extended the program through December 31, 2020. Under TRIPRA, the amount of terrorism-related insurance losses triggering the federal insurance threshold will be raised gradually from its current level of $100 million in 2014 to $200 million in 2020. Additionally, the bill increases insurers' co-payments for losses exceeding their deductibles, in annual steps, from 15% in 2014 to 20% in 2020. Each of these changes may have the effect of increasing the cost to insure against acts of terrorism for property owners, such as the Company, notwithstanding the other provisions of TRIPRA. Further, if TRIPRA is not continued beyond 2020 or is significantly modified, we may incur higher insurance costs and experience greater difficulty in obtaining insurance that covers terrorist-related damages. Our tenants may also have similar difficulties.
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
At December 31, 2014, our total share of consolidated and unconsolidated debt outstanding was approximately $5,346.3 million, which represented approximately 54.3% of our total market capitalization at that time. Our total share of consolidated and unconsolidated debt maturing in 2015, 2016 and 2017, giving effect to all maturity extensions that are available at our election, was approximately $696.0 million, $610.7 million and $805.6 million, respectively. Our leverage could have important consequences. For example, it could:

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

As of December 31, 2014, our total share of consolidated and unconsolidated variable rate debt was $786.1 million. Increases in interest rates will increase our cash interest payments on the variable rate debt we have outstanding from time to time. If we do not have sufficient cash flow from operations, we might not be able to make all required payments of principal and interest on our debt, which could result in a default or have a material adverse effect on our financial condition and results of operations, and which might adversely affect our cash flow and our ability to make distributions to shareholders. These significant debt payment obligations might also require us to use a significant portion of our cash flow from operations to make interest and principal payments on our debt rather than for other purposes such as working capital, capital expenditures or distributions on our common equity.
Adverse changes in our credit ratings could negatively affect our borrowing costs and financing ability.
In May 2013, we received an investment grade rating of Baa3 with a stable outlook from Moody's Investors Service ("Moody’s"). In July 2013, we also received an issuer default rating ("IDR") of BBB- with a stable outlook and a senior unsecured notes rating of BBB- from Fitch Ratings ("Fitch"). However, there can be no assurance that we will be able to maintain these ratings. In conjunction with the receipt of our rating from Moody’s, we made a one-time irrevocable election to use our credit rating to determine the interest rate on our three unsecured credit facilities. With this election and so long as we maintain our current credit ratings, borrowings under our three unsecured credit facilities bear interest at LIBOR plus 140 basis points. We also have an unsecured term loan that bears interest at LIBOR plus 150 basis points based on our current credit ratings. If both of our credit ratings decline, the interest rate on our unsecured credit facilities and unsecured term loan would bear interest at LIBOR plus 175 basis points and LIBOR plus 200 basis points, respectively, which would increase our borrowing costs. Additionally, a downgrade in our credit ratings may adversely impact our ability to obtain financing and limit our access to capital.
Our hedging arrangements might not be successful in limiting our risk exposure, and we might be required to incur expenses in connection with these arrangements or their termination that could harm our results of operations or financial condition.
From time to time, we use interest rate hedging arrangements to manage our exposure to interest rate volatility, but these arrangements might expose us to additional risks, such as requiring that we fund our contractual payment obligations under such arrangements in relatively large amounts or on short notice. Developing an effective interest rate risk strategy is complex, and no strategy can completely insulate us from risks associated with interest rate fluctuations. We cannot assure you that our hedging activities will have a positive impact on our results of operations or financial condition. We might be subject to additional costs, such as transaction fees or breakage costs, if we terminate these arrangements. In addition, although our interest rate risk management policy establishes minimum credit ratings for counterparties, this does not eliminate the risk that a counterparty might fail to honor its obligations.
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

•	because a significant portion of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense;

•	increases in interest rates could also materially increase our interest expense on future fixed rate debt;

•	we may be forced to dispose of one or more of our Properties, possibly on disadvantageous terms;

•	we may default on our other unsecured indebtedness;

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
We may need to refinance all or a portion of our indebtedness, including the Notes, at or prior to maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:
•    our financial condition, liquidity, results of operations and prospects and market conditions at the time; and
•    restrictions in the agreements governing our indebtedness.
As a result, we may not be able to refinance any of our indebtedness, including the Notes, on favorable terms, or at all.
If we do not generate sufficient cash flow from operations, and additional borrowings or refinancings are not available to us, we may be unable to meet all of our debt service obligations, including payments on the Notes. As a result, we would be forced to take other actions to meet those obligations, such as selling Properties, raising equity or delaying capital expenditures, any of which could have a material adverse effect on us. Furthermore, we cannot be certain that we will be able to effect any of these actions on favorable terms, or at all.
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
Prior to the offering of each of the 2023 Notes and the 2024 Notes, there was no public market for such Notes and we cannot be certain that an active trading market will ever develop for the Notes or, if one develops, will be maintained. Furthermore, we do not intend to apply for listing of the Notes on any securities exchange or for quotation of the Notes on any automated dealer quotation system. The underwriters informed us that they intend to make a market in the Notes. However, the underwriters may cease their market making at any time without notice to or the consent of existing holders of the Notes. The lack of a trading market could adversely affect a holder's ability to sell the Notes when desired, or at all, and the price at which a holder may be able to sell the Notes. The liquidity of the trading market, if any, and future trading prices of the Notes will depend on many factors, including, among other things, prevailing interest rates, our financial condition, liquidity, results of operations and prospects, the market for similar securities and the overall securities market, and may be adversely affected by unfavorable changes in these factors. It is possible that the market for the Notes will be subject to disruptions which may have a negative effect on the holders of the Notes, regardless of our financial condition, liquidity, results of operations or prospects.
RISKS RELATED TO GEOGRAPHIC CONCENTRATIONS
Since our Properties are located principally in the Southeastern and Midwestern United States, our financial position, results of operations and funds available for distribution to shareholders are subject generally to economic conditions in these regions.
Our Properties are located principally in the southeastern and midwestern United States. Our Properties located in the southeastern United States accounted for approximately 46.4% of our total revenues from all Properties for the year ended December 31, 2014 and currently include 38 malls, 16 associated centers, 9 community centers and 12 office buildings. Our Properties located in the midwestern United States accounted for approximately 31.3% of our total revenues from all Properties for the year ended December 31, 2014 and currently include 26 malls and 4 associated centers. Our results of operations and funds available for distribution to shareholders therefore will be subject generally to economic conditions in the southeastern and midwestern United States. While we already have Properties located in eight states across the southwestern, northeastern and western regions, we will continue to look for opportunities to geographically diversify our portfolio in order to minimize dependency on any particular region; however, the expansion of the portfolio through both acquisitions and developments is contingent on many factors including consumer demand, competition and economic conditions.

Our financial position, results of operations and funds available for distribution to shareholders could be adversely affected by any economic downturn affecting the operating results at our Properties in the St. Louis, MO; Chattanooga, TN; Madison, WI; Lexington, KY; and Winston-Salem, NC metropolitan areas, which are our five largest markets.
Our Properties located in the St. Louis, MO; Chattanooga, TN; Madison, WI; Lexington, KY; and Winston-Salem, NC metropolitan areas accounted for approximately 7.8%, 3.9%, 3.3%, 2.8% and 2.5%, respectively, of our total revenues for the year ended December 31, 2014. No other market accounted for more than 2.5% of our total revenues for the year ended December 31, 2014. Our financial position and results of operations will therefore be affected by the results experienced at Properties located in these metropolitan areas.
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

•
Advance Notice Requirements for Stockholder Proposals – Our amended and restated bylaws establish advance notice procedures with regard to stockholder proposals relating to the nomination of candidates for election as directors or new business to be brought before meetings of our stockholders. These procedures generally require advance written notice of any such proposals, containing prescribed information, to be given to our Secretary at our principal executive offices not less than 90 days nor more than 120 days prior to the meeting.

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

•
Interests in Other Entities; Policies of the Board of Directors – Certain entities owned in whole or in part by members of our senior management, including the construction company that built or renovated most of our Properties, may continue to perform services for, or transact business with, us and the Operating Partnership. Furthermore, certain Property tenants are affiliated with members of our senior management. Our amended and restated bylaws provide that any contract or transaction between us or the Operating Partnership and one or more of our directors or officers, or between us or the Operating Partnership and any other entity in which one or more of our directors or officers are directors or officers or have a financial interest, must be approved by our disinterested directors or stockholders after the material facts of the relationship or interest of the contract or transaction are disclosed or are known to them. Our code of business conduct and ethics also contains provisions governing the approval of certain transactions involving the Company and employees (or immediate family members of employees, as defined therein) that are not subject to the provision of the amended and restated bylaws described above. Such transactions are also subject to the Company's related party transactions policy in the manner and to the extent detailed in the proxy statement filed with the SEC for the Company's 2014 annual meeting. Nevertheless, these affiliations could create conflicts between the interests of these members of senior management and the interests of the Company, our shareholders and the Operating Partnership in relation to any transactions between us and any of these entities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 for additional information pertaining to the Properties’ performance.
Malls
We owned a controlling interest in 72 Malls and non-controlling interests in 9 Malls as of December 31, 2014.  The Malls are primarily located in middle markets and generally have strong competitive positions because they are the only, or the dominant, regional mall in their respective trade areas. The Malls are generally anchored by two or more department stores and a wide variety of mall stores. Anchor tenants own or lease their stores and non-anchor stores lease their locations. Additional freestanding stores and restaurants that either own or lease their stores are typically located along the perimeter of the Malls' parking areas.
We classify our regional Malls into four categories:

(1)	Stabilized Malls - Malls that have completed their initial lease-up and have been open for more than three complete calendar years.

(2)
Non-stabilized Malls - Malls that are in their initial lease-up phase. After three complete calendar years of operation, they are reclassified on January 1 of the fourth calendar year to the Stabilized Mall category. The Outlet Shoppes of the Bluegrass, which opened in July 2014, The Outlet Shoppes at Atlanta, which opened in July 2013, and The Outlet Shoppes at Oklahoma City, which opened in August 2011, were classified as Non-stabilized Malls as of December 31, 2014. The Outlet Shoppes at Atlanta and The Outlet Shoppes at Oklahoma City were classified as Non-stabilized Malls as of December 31, 2013.

(3)
Non-core Malls - Malls where we have determined that the current format of the Property no longer represents the best use of the Property and we are in the process of evaluating alternative strategies for the Property, which may include major redevelopment or an alternative retail or non-retail format, or after evaluating alternative strategies for the Property, we have determined that the Property no longer meets our criteria for long-term investment. Similar criteria apply to the classification of an Associated Center or Community Center as a Non-core Property. The steps taken to reposition Non-core Properties, such as signing tenants to short-term leases, which are not included in occupancy percentages, or leasing to regional or local tenants, which typically do not report sales, may lead to metrics which do not provide relevant information related to the condition of Non-core Properties. Therefore, traditional performance measures, such as occupancy percentages and leasing metrics, exclude Non-core Properties. Madison Square was classified as a Non-core Mall as of December 31, 2014. Columbia Place, Citadel Mall, Chapel Hill Mall and Madison Square were classified as Non-core Malls as of December 31, 2013. Additionally, Madison Plaza, an Associated Center adjacent to Madison Square, was classified as a Non-core Property as of December 31, 2014 and 2013. The foreclosure of Citadel Mall was completed in the first quarter of 2014. Chapel Hill Mall and Columbia Place were conveyed to the respective lenders holding the non-recourse mortgage loans secured by these Properties, in the third and fourth quarters of 2014, respectively.

(4)
Lender Malls - Properties for which we are working or intend to work with the lender on the terms of the loan secured by the related Property. As of December 31, 2014, Gulf Coast Town Center and Triangle Town Center were classified as Lender Malls. Additionally, Triangle Town Place, an Associated Center adjacent to Triangle Town Center, was classified as a Lender Property as of December 31, 2014. Lender Properties are excluded from our same-center pool because they are under cash management agreements with the respective servicers. As such, the respective servicer controls the cash flow of these Properties.

We own the land underlying each Mall in fee simple interest, except for Walnut Square, WestGate Mall, St. Clair Square, Brookfield Square, Bonita Lakes Mall, Meridian Mall, Stroud Mall, Wausau Center and EastGate Mall. We lease all or a portion of the land at each of these Malls subject to long-term ground leases.
The following table sets forth certain information for each of the Malls as of December 31, 2014:

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors (5)
TIER 1 Sales > $375 per square foot
Acadiana Mall Lafayette, LA	1979/2005	2004	100%	991,196	298,933	$435	97%	Dillard's, JC Penney, Macy's, Sears
Asheville Mall Asheville, NC	1972/1998	2000	100%	974,465	266,561	384	97%	Barnes & Noble, Belk, Dillard's for Men, Children & Home, Dillard's for Women, H&M, JC Penney, Sears
CoolSprings Galleria (6) Nashville, TN	1991	1994	50%	1,055,582	417,016	473	97%	Belk, Dillard's, JC Penney, Macy's, former Sears (7)
Cross Creek Mall Fayetteville, NC	1975/2003	2013	100%	1,032,995	297,102	491	100%	Belk, H&M (8), JC Penney, Macy's, Sears
Dakota Square Mall Minot, ND	1980/2012	2008	100%	813,111	159,300	476	99%	Barnes & Noble, Carmike Cinema, Herberger's, JC Penney, Scheels, Sears, Sleep Inn & Suites - Splashdown Dakota Super Slides, Target
Fayette Mall Lexington, KY	1971/2001	2014	100%	1,173,744	475,467	544	99%	Dick's Sporting Goods, Dillard's, H&M, JC Penney, Macy's
Friendly Center and The Shops at Friendly (6) Greensboro, NC	1957/ 2006/ 2007	2014	50%	1,137,632	491,066	450	96%	Barnes & Noble, BB&T, Belk, Belk Home Store, The Grande Cinema, Harris Teeter, Macy's, REI, Sears, Whole Foods
Governor's Square (6) Clarksville, TN	1986	1999	47.5%	732,075	242,312	382	98%	Belk, Best Buy, Carmike Cinema, Dick's Sporting Goods, Dillard's, JC Penney, Ross, Sears
Hamilton Place Chattanooga, TN	1987	1998	90%	1,160,868	333,489	395	98%	Barnes & Noble, Belk for Men, Kids & Home, Belk for Women, Dillard's for Men, Kids & Home, Dillard's for Women, Forever 21, JC Penney, Sears
Jefferson Mall Louisville, KY	1978/2001	1999	100%	903,158	250,264	382	96%	Dillard's, H&M (8), JC Penney, Macy's, Ross, Sears
Kirkwood Mall Bismarck, ND	1970/2012	2002	100%	849,808	234,239	376	93%	Herberger's, Keating Furniture, JC Penney, Scheels, Target
Mall del Norte Laredo, TX	1977/2004	1993	100%	1,168,422	383,597	559	96%	Beall's, Cinemark, Dillard's, Foot Locker, Forever 21, JC Penney, Joe Brand, Macy's, Macy's Home Store, Sears

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors (5)
Oak Park Mall (6) Overland Park, KS	1974/2005	1998	50%	1,607,803	429,948	437	99%	Academy Sports & Outdoors, Barnes & Noble, Dillard's for Women, Dillard's for Men, Children & Home, H&M, JC Penney, Macy's, Nordstrom, XXI Forever
The Outlet Shoppes at El Paso El Paso, TX	2007/2012	2014	75%	433,045	411,004	398	95%	H&M
St. Clair Square (9) Fairview Heights, IL	1974/1996	1993	100%	1,077,319	300,064	383	97%	Dillard's, JC Penney, Macy's, Sears
Sunrise Mall Brownsville, TX	1979/2003	2000	100%	750,791	236,034	413	94%	A'gaci, Beall's, Cinemark, Dillard's, JC Penney, Sears
Volusia Mall Daytona Beach, FL	1974/2004	2013	100%	1,083,762	247,329	383	97%	Dillard's for Men & Home, Dillard's for Women, Dillard's for Children, H&M (8), JC Penney, Macy's, Sears
West County Center (6) Des Peres, MO	1969/2007	2002	50%	1,207,630	335,747	460	97%	Barnes & Noble, Dick's Sporting Goods, JC Penney, Macy's, Nordstrom, XXI Forever
West Towne Mall Madison, WI	1970/2001	2013	100%	828,602	271,130	520	98%	Boston Store, Dick's Sporting Goods, Forever 21, JC Penney, Sears
Total Tier 1 Malls				18,982,008	6,080,602	$445	97%

TIER 2 Sales of $300 to $375 per square foot
Arbor Place Atlanta (Douglasville), GA	1999	N/A	100%	1,163,324	308,894	$346	96%	Bed Bath & Beyond, Belk, Dillard's, Forever 21, H & M, JC Penney, Macy's, Regal Cinemas, Sears
Brookfield Square (10) Brookfield, WI	1967/2001	2008	100%	1,008,340	268,266	347	99%	Barnes & Noble, Boston Store, H&M, JC Penney, Sears
Burnsville Center Burnsville, MN	1977/1998	N/A	100%	1,043,136	379,316	333	94%	Dick's Sporting Goods, Gordmans, H&M, JC Penney, Macy's, Sears
CherryVale Mall Rockford, IL	1973/2001	2007	100%	845,250	330,665	335	97%	Barnes & Noble, Bergner's, JC Penney, Macy's, Sears
Coastal Grand-Myrtle Beach (6) Myrtle Beach, SC	2004	2007	50%	1,038,576	342,601	365	96%	Bed Bath & Beyond, Belk, Cinemark Theater, Dick's Sporting Goods, Dillard's, H&M (8), JC Penney, Sears
East Towne Mall Madison, WI	1971/2001	2004	100%	788,120	229,366	326	99%	Barnes & Noble, Boston Store, Dick's Sporting Goods, Gordman's, JC Penney, Sears, Steinhafels
EastGate Mall (11) Cincinnati, OH	1980/2003	1995	100%	855,143	274,431	310	87%	Dillard's, JC Penney, Kohl's, Sears
Frontier Mall Cheyenne, WY	1981	1997	100%	525,173	180,303	349	91%	Carmike Cinema, Dillard's for Women, Dillard's for Men, Kids & Home, JC Penney, Sears, Sports Authority

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors (5)
Greenbrier Mall Chesapeake, VA	1981/2004	2004	100%	896,738	267,719	326	96%	Dillard's, GameWorks, JC Penney, Macy's, Sears
Hanes Mall Winston-Salem, NC	1975/2001	1990	100%	1,505,336	504,210	349	99%	Belk, Dillard's, Encore, H&M, JC Penney, Macy's, Sears
Harford Mall Bel Air, MD	1973/2003	2007	100%	505,456	181,280	366	92%	Encore, Macy's, Sears
Honey Creek Mall Terre Haute, IN	1968/2004	1981	100%	677,370	185,855	332	97%	Carson's, Encore, JC Penney, Macy's, Sears
Imperial Valley Mall El Centro, CA	2005	N/A	100%	825,826	212,709	336	97%	Cinemark, Dillard's, JC Penney, Kohl's, Macy's, Sears
Laurel Park Place Livonia, MI	1989/2005	1994	100%	489,987	191,177	344	95%	Carson's, Von Maur
Layton Hills Mall Layton, UT	1980/2006	1998	100%	636,702	208,997	349	97%	Dick's Sporting Goods, JC Penney, Macy's
Meridian Mall (12) Lansing, MI	1969/1998	2001	100%	968,228	340,376	319	89%	Bed Bath & Beyond, Dick's Sporting Goods, Gordman's (13), H&M, JC Penney, Macy's, Planet Fitness, Schuler Books & Music, Younkers for Her, Younkers Men, Kids & Home
Northpark Mall Joplin, MO	1972/2004	1996	100%	955,216	274,365	311	87%	Hollywood Theater, JC Penney, Jo-Ann Fabrics & Crafts, Macy's Men & Home, Macy's Women & Children, Sears, former Shopko, Tilt, T.J. Maxx, V-Stock
Northwoods Mall North Charleston, SC	1972/2001	1995	100%	772,684	269,565	346	97%	Belk, Books-A-Million, Dillard's, JC Penney, Sears
Old Hickory Mall Jackson, TN	1967/2001	1994	100%	538,991	161,896	322	91%	Belk, JC Penney, Macy's, Sears
The Outlet Shoppes at Atlanta Woodstock, GA	2013	N/A	75%	371,376	346,569	N/A *	97%	Saks Fifth Ave OFF 5TH
The Outlet Shoppes at Oklahoma City Oklahoma City, OK	2011	2014	75%	394,661	367,713	N/A *	100%	Saks Fifth Ave OFF 5TH
The Outlet Shoppes of the Bluegrass (14) Simpsonville, KY	2014	N/A	65%	374,683	350,125	N/A *	97%	Saks Fifth Ave OFF 5TH
Park Plaza Little Rock, AR	1988/2004	N/A	100%	540,331	236,581	370	92%	Dillard's for Men & Children, Dillard's for Women & Home, XXI Forever
Parkdale Mall Beaumont, TX	1972/2001	2014	100%	1,278,141	330,922	340	89%	Ashley Furniture, Beall's, Dillard's, JC Penney, Hollywood Theater, Kaplan College, Macy's, Marshall's, Michael's, Sears, 2nd and Charles, former Steve & Barry's, XXI Forever
Parkway Place Huntsville, AL	1957/1998	2002	100%	648,264	272,439	328	99%	Belk, Dillard's
Pearland Town Center (15) Pearland, TX	2008	N/A	100%	644,920	281,331	309	91%	Barnes & Noble, Dillard's, Macy's, Sports Authority

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors (5)
Post Oak Mall College Station, TX	1982	1985	100%	774,922	287,397	374	92%	Beall's, Dillard's Men & Home, Dillard's Women & Children, Encore, JC Penney, Macy's, Sears
Richland Mall Waco, TX	1980/2002	1996	100%	685,730	204,505	355	95%	Beall's, Dillard's for Men, Kids & Home, Dillard's for Women, JC Penney, Sears, XXI Forever
South County Center St. Louis, MO	1963/2007	2001	100%	1,044,247	311,381	352	92%	Dick's Sporting Goods, Dillard's, JC Penney, Macy's, Sears
Southpark Mall Colonial Heights, VA	1989/2003	2007	100%	672,902	229,642	346	95%	Dick's Sporting Goods, JC Penney, Macy's, Regal Cinema, Sears
Turtle Creek Mall Hattiesburg, MS	1994	1995	100%	845,946	192,559	320	98%	Belk, Dillard's, Garden Ridge, JC Penney, Sears, Stein Mart, United Artist Theater
Valley View Mall Roanoke, VA	1985/2003	2007	100%	844,193	285,175	342	100%	Barnes & Noble, Belk, JC Penney, Macy's, Macy's for Home & Children, Sears
Westmoreland Mall Greensburg, PA	1977/2002	1994	100%	999,641	303,802	323	96%	Bon-Ton, JC Penney, Macy's, Macy's Home Store, Old Navy, Sears, former Steve & Barry's
York Galleria York, PA	1989/1999	N/A	100%	764,710	227,493	343	94%	Bon-Ton, Boscov's, JC Penney, Sears
Total Tier 2 Malls				26,924,263	9,339,625	$339	95%

TIER 3 Sales < $300 per square foot
Alamance Crossing Burlington, NC	2007	2011	100%	875,368	205,428	$234	77%	Barnes & Noble, Belk, BJ's Wholesale Club, Carousel Cinemas, Dick's Sporting Goods, Dillard's, Hobby Lobby, JC Penney, Kohl's
Bonita Lakes Mall (16) Meridian, MS	1997	N/A	100%	631,924	154,639	275	97%	Belk, Dillard's, JC Penney, Sears, former Steve & Barry's, United Artists Theatres
Cary Towne Center Cary, NC	1979/2001	1993	100%	910,200	260,850	277	95%	Belk, Dave & Buster's, Dillard's, JC Penney, Macy's, Sears
Chesterfield Mall Chesterfield, MO	1976/2007	2006	100%	1,293,445	498,327	N/A (17)	N/A (17)	AMC Theater, Dillard's, H&M, Macy's, Sears, V-Stock
College Square Morristown, TN	1988	1999	100%	450,465	124,425	269	98%	Belk, Carmike Cinema, Goody's, JC Penney, Kohl's, T.J. Maxx
Eastland Mall Bloomington, IL	1967/2005	N/A	100%	760,915	221,260	294	96%	Bergner's, JC Penney, Kohl's, Macy's, Sears
Fashion Square Saginaw, MI	1972/2001	1993	100%	745,134	252,238	266	97%	Carmike Cinema, Encore, JC Penney, Macy's, Sears
Foothills Mall Maryville, TN	1983/1996	2012	95%	463,591	121,436	276	94%	Belk, Carmike Cinema, Goody's, JC Penney, Sears, T.J. Maxx
Hickory Point Mall Forsyth, IL	1977/2005	N/A	100%	814,213	167,983	214	89%	Bergner's, Cohn Furniture, Encore, former JC Penney (18), Kohl's, Ross, former Sears, Von Maur

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors (5)
Janesville Mall Janesville, WI	1973/1998	1998	100%	615,506	162,176	275	93%	Boston Store, former JC Penney (19), Kohl's, Sears
Kentucky Oaks Mall (6) Paducah, KY	1982/2001	1995	50%	1,054,508	367,079	263	89%	Best Buy, Cinemark, Dick's Sporting Goods, Dillard's, Dillard's Home Store, Elder-Beerman, JC Penney, Sears, former Shopko
The Lakes Mall Muskegon, MI	2001	N/A	100%	588,764	186,858	265	95%	Bed Bath & Beyond, Dick's Sporting Goods, JC Penney, Sears, Younkers
Mid Rivers Mall St. Peters, MO	1987/2007	1999	100%	1,089,090	305,771	295	94%	Best Buy, Dick's Sporting Goods, Dillard's, JC Penney, Macy's, Sears, V-Stock, Wehrenberg Theaters
Midland Mall Midland, MI	1991/2001	N/A	100%	468,221	131,271	282	93%	Barnes & Noble, Dunham's Sports, JC Penney, Sears, Target, Younkers
Monroeville Mall Pittsburgh, PA	1969/2004	2014	100%	1,086,557	472,104	275	94%	Barnes & Noble, Best Buy, Cinemark, Dick's Sporting Goods, Forever 21, H&M, JC Penney, Macy's
Northgate Mall Chattanooga, TN	1972/2011	2014	100%	790,299	182,296	283	81%	Belk, Burlington, Carmike Cinemas, vacant JC Penney, Michael's, Ross, Sears, T.J. Maxx
The Outlet Shoppes at Gettysburg Gettysburg, PA	2000/2012	N/A	50%	249,937	249,937	242	100%	None
Randolph Mall Asheboro, NC	1982/2001	1989	100%	382,218	116,943	239	90%	Belk, Cinemark, Dunham's Sports, JC Penney, Sears
Regency Mall Racine, WI	1981/2001	1999	100%	789,336	211,929	249	80%	Boston Store, Burlington Coat Factory, HH Gregg, JC Penney, Pay Half, former Sears (20)
River Ridge Mall Lynchburg, VA	1980/2003	2000	100%	764,243	197,091	278	96%	Belk, JC Penney, Liberty University, Macy's, Regal Cinema, T.J. Maxx
Southaven Towne Center Southaven, MS	2005	2013	100%	567,640	184,545	293	96%	Bed Bath & Beyond, Dillard's, Gordman's, HH Gregg, JC Penney
Stroud Mall (21) Stroudsburg, PA	1977/1998	2005	100%	398,146	113,663	251	100%	Bon-Ton, Cinemark, JC Penney, Sears
Walnut Square (22) Dalton, GA	1980	1992	100%	495,516	170,081	240	92%	Belk, Belk Home & Kids, Carmike Cinema, JC Penney, The Rush, Sears
Wausau Center (23) Wausau, WI	1983/2001	1999	100%	423,768	150,568	N/A (17)	N/A (17)	Vacant JC Penney, Sears, Younkers
WestGate Mall (24) Spartanburg, SC	1975/1995	1996	100%	954,228	248,070	297	90%	Bed Bath & Beyond, Belk, Dick's Sporting Goods, Dillard's, JC Penney, Regal Cinema, Sears
Total Tier 3 Malls				17,663,232	5,456,968	$269	92%

Total Mall Portfolio				63,569,503	20,877,195	$360	95%

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors (5)
Non-core and Lender Malls (25)
Gulf Coast Town Center (6) Ft. Myers, FL	2005	2007	50%	1,233,459	310,309	N/A	N/A	Babies R Us, Bass Pro Shops, Belk, Best Buy, Dick's Sporting Goods, HomeGoods, JC Penney, Jo-Ann Fabrics & Crafts, LA Fitness, Marshall's, Regal Cinema, Ross, Staples, SuperTarget
Madison Square Huntsville, AL	1984	1985	100%	928,538	295,104	N/A	N/A	Dillard's, JC Penney, Sears, three vacancies
Triangle Town Center (6) Raleigh, NC	2002/2005	N/A	50%	1,264,285	428,816	N/A	N/A	Barnes & Noble, Belk, Dillard's, Macy's, Sak's Fifth Avenue, Sears
Total Non-core and Lender Malls				3,426,282	1,034,229
* Non-stabilized Mall - Mall Store Sales per Square Foot metrics are excluded.

(1)	Includes total square footage of the Anchors (whether owned or leased by the Anchor) and Mall stores. Does not include future expansion areas.

(2)	Excludes tenants over 20,000 square feet, Anchors and Junior Anchors.

(3)	Excludes sales for license agreement tenants. Totals represent weighted averages.

(4)	Includes tenants paying rent for executed leases as of December 31, 2014.

(5)	Anchors and Junior Anchors listed are attached to the Malls or are in freestanding locations adjacent to the Malls.

(6)	This Property is owned in an unconsolidated joint venture.

(7)	CoolSprings Galleria - The former Sears building is under redevelopment and will feature H&M, a Belk Men and Children's store and others at its opening in 2015.

(8)	H&M is scheduled to open stores at Cross Creek Mall, Coastal Grand-Myrtle Beach, Jefferson Mall and Volusia Mall in 2015.

(9)
St. Clair Square - We are the lessee under a ground lease for 20 acres.  Assuming the exercise of available renewal options, at our election, the ground lease expires January 31, 2073.  The rental amount is $40,500 per year. In addition to base rent, the landlord receives 0.25% of Dillard's sales in excess of $16,200,000.

(10)	Brookfield Square - The annual ground rent for 2014 was $195,108.

(11)	EastGate Mall - Ground rent for the Dillard's parcel that extends through January 2022 is $24,000 per year.

(12)	Meridian Mall - We are the lessee under several ground leases in effect through March 2067, with extension options. Fixed rent is $18,700 per year plus 3% to 4% of all rents.

(13)	Meridian Mall - Gordman's is under development and scheduled to open in 2015.

(14)	The Outlet Shoppes of the Bluegrass opened in July 2014. It is included in Tier 2 based on a projection of sales for a full calendar year.

(15)
Pearland Town Center is a mixed-use center which combines retail, hotel, office and residential components.  For segment reporting purposes, the retail portion of the center is classified in Malls, the office portion is classified in Office Buildings, and the hotel and residential portions are classified as Other.

(16)
Bonita Lakes Mall - We are the lessee under a ground lease for 82 acres, which extends through June 2035, plus one 25-year renewal option.  The annual ground rent for 2014 was $38,946, increasing by an average of 3% each year.

(17)	Operational metrics have been excluded for Chesterfield Mall and Wausau Center, due to repositioning of these Properties.

(18)	Hickory Point Mall - Hobby Lobby is scheduled to open in 2015 in the former JC Penney's space.

(19)	Janesville Mall - Dick's Sporting Goods is scheduled to open in 2015 in the former JC Penney's space.

(20)	Regency Mall - We expect the former Sears' space to go under redevelopment in 2015 as a lease with a sporting goods retailer is out for signature.

(21)
Stroud Mall - We are the lessee under a ground lease, which extends through July 2089.  The current rental amount is $60,000 per year, increasing by $10,000 every ten years through 2059.  An additional $100,000 is paid every 10 years.

(22)
Walnut Square - We are the lessee under several ground leases.  Assuming the exercise of renewal options available, at our election, the ground lease expires March 14, 2078. The rental amount is $149,450 per year.  In addition to base rent, the landlord receives 20% of the percentage rents collected.  The Company has a right of first refusal to purchase the fee.

(23)	Wausau Center - Ground rent is $76,000 per year plus 10% of net taxable cash flow.

(24)
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

(25)
Mall stores sales per square foot and occupancy percentage are not applicable as the steps taken to reposition Non-core and Lender Malls lead to metrics which do not provide relevant information related to the condition of these Properties.

Anchors
Anchors are an important factor in a Mall’s successful performance. The public’s identification with a mall property typically focuses on the Anchor tenants. Mall Anchors are generally a department store whose merchandise appeals to a broad range of shoppers and plays a significant role in generating customer traffic and creating a desirable location for the mall store tenants.
Anchors may own their stores and the land underneath, as well as the adjacent parking areas, or may enter into long-term leases with respect to their stores. Rental rates for Anchor tenants are significantly lower than the rents charged to mall store tenants. Total rental revenues from Anchors account for 12.9% of the total revenues from our Malls in 2014. Each Anchor that owns its store has entered into an operating and reciprocal easement agreement with us covering items such as operating covenants, reciprocal easements, property operations, initial construction and future expansion.
During 2014, we added the following Anchors and Junior Anchors to the Malls listed below:

Name	Property	Location
Belk Home Store	Friendly Shopping Center	Greensboro, NC
Burlington	Northgate Mall	Chattanooga, TN
Dick's Sporting Goods	Monroeville Mall	Pittsburgh, PA
Forever 21	Monroeville Mall	Pittsburgh, PA
H&M	Asheville Mall	Asheville, NC
H&M	Brookfield Square	Brookfield, WI
H&M	Burnsville Center	Burnsville, MN
H&M	Fayette Mall	Lexington, KY
H&M	Meridian Mall	Lansing, MI
H&M	The Outlet Shoppes at El Paso	El Paso, TX
Michael's	Parkdale Mall	Beaumont, TX
Ross	Hickory Point Mall	Decatur, IL
T.J. Maxx	College Square	Morristown, TN

As of December 31, 2014, the Malls had a total of 312 Anchors, including 7 vacant Anchor locations, and excluding Anchors at our Non-core and Lender Malls and freestanding stores. The Mall Anchors and the amount of GLA leased or owned by each as of December 31, 2014 is as follows:

	Number of Stores			Gross Leasable Area
Anchor	Mall Leased	Anchor Owned	Total	Mall Leased	Anchor Owned	Total
JC Penney (1)	31	31	62	3,152,291	3,932,091	7,084,382
Sears (2)	19	36	55	2,140,509	5,278,156	7,418,665
Dillard's (3)	5	41	46	661,356	5,789,039	6,450,395
Macy's (4)	13	28	41	1,672,270	4,428,460	6,100,730
Belk (5)	7	20	27	654,905	2,517,255	3,172,160
Bon-Ton:
Bon-Ton	2	1	3	186,824	131,915	318,739
Bergner's (6)	1	2	3	128,330	257,071	385,401
Boston Store (7)	1	4	5	96,000	599,280	695,280
Carson's	2	—	2	219,190	—	219,190
Herberger's	2	—	2	144,968	—	144,968
Younkers (8)	3	2	5	232,637	206,695	439,332
Elder-Beerman	1	—	1	60,092	—	60,092
Bon-Ton Subtotal	12	9	21	1,068,041	1,194,961	2,263,002
AMC Theaters	1	—	1	59,491	—	59,491
BB&T	—	1	1	—	60,000	60,000
BJ's Wholesale Club	1	—	1	85,188	—	85,188
Boscov's	—	1	1	—	150,000	150,000
Burlington Coat Factory	2	—	2	143,013	—	143,013
Carousel Cinemas	1	—	1	52,000	—	52,000

	Number of Stores			Gross Leasable Area
Anchor	Mall Leased	Anchor Owned	Total	Mall Leased	Anchor Owned	Total
Cinemark Theater	4	—	4	240,271	—	240,271
Dick's Sporting Goods	11	—	11	690,638	—	690,638
Dunham Sports	1	—	1	60,200	—	60,200
Forever 21	1	1	2	77,500	57,500	135,000
Garden Ridge	—	1	1	—	124,700	124,700
Gordman's	1	—	1	59,360	—	59,360
Grande Cinemas	1	—	1	60,400	—	60,400
Harris Teeter	—	1	1	—	72,757	72,757
Hobby Lobby	1	—	1	52,500	—	52,500
I. Keating Furniture	1	—	1	103,994	—	103,994
Kohl's	4	2	6	357,091	132,000	489,091
Liberty University	—	1	1	—	113,074	113,074
Nordstrom (9)	—	2	2	—	385,000	385,000
Regal Cinemas	3	—	3	198,542	—	198,542
Scheel's All Sports	2	—	2	200,536	—	200,536
Sleep Inn & Suites	1	—	1	123,506	—	123,506
Target	1	2	3	100,000	225,396	325,396
Von Maur	—	2	2	—	233,280	233,280
Wehrenberg Theaters	1	—	1	56,000	—	56,000

Vacant Anchors:
Vacant JC Penney	1	1	2	85,756	173,124	258,880
Vacant Sears (10)	—	2	2	—	189,268	189,268
Vacant Shopko	1	1	2	23,636	90,000	113,636

Vacant Anchors Under Development:
Vacant JC Penney (11)	1	—	1	100,659	—	100,659

Current Developments:
Gordman's (12)	1	—	1	50,000	—	50,000
Total Anchors	129	183	312	12,329,653	25,146,061	37,475,714

(1)	Of the 31 stores owned by JC Penney, 5 are subject to ground lease payments to the Company.

(2)	Of the 36 stores owned by Sears, 3 are subject to ground lease payments to the Company.

(3)	Of the 41 stores owned by Dillard's, 4 are subject to ground lease payments to the Company.

(4)	Of the 28 stores owned by Macy's, 6 are subject to ground lease payments to the Company.

(5)	Of the 20 stores owned by Belk, 1 is subject to ground lease payments to the Company.

(6)	Of the 2 stores owned by Bergner's, 1 is subject to ground lease payments to the Company.

(7)	Of the 4 stores owned by Boston Store, 1 is subject to ground lease payments to the Company.

(8)	Of the 2 stores owned by Younkers, 1 is subject to ground lease payments to the Company.

(9)	Of the 2 stores owned by Nordstrom, 1 is subject to ground lease payments to the Company.

(10)	At Regency Mall, we expect the former Sears' space to go under redevelopment in 2015 as a lease with a sporting goods retailer is out for signature.

(11)	Hobby Lobby is scheduled to open in 2015 in the former JC Penney's space at Hickory Point Mall.

(12)	Gordman's is under development at Meridian Mall and scheduled to open in 2015.

As of December 31, 2014, the Malls had a total of 125 Junior Anchors, including 3 vacant Junior Anchor spaces, and excludes Junior Anchors at our Non-core and Lender Malls. The Mall Junior Anchors and the amount of GLA leased or owned by each as of December 31, 2014 is as follows:

	Number of Stores			Gross Leasable Area
Junior Anchor	Mall Leased	Anchor Owned	Total	Mall Leased	Anchor Owned	Total
A'GACI	1	—	1	28,000	—	28,000
Ashley Furniture HomeStores	1	—	1	26,439	—	26,439
Barnes & Noble	14	—	14	410,351	—	410,351
Beall's	5	—	5	193,209	—	193,209
Bed, Bath & Beyond	6	—	6	179,915	—	179,915
Best Buy	1	—	1	34,262	—	34,262
Books A Million	1	—	1	20,642	—	20,642
Carmike Cinemas	6	—	6	235,144	—	235,144
Cinemark Theater	4	—	4	159,368	—	159,368
Cohn Furniture	1	—	1	20,030	—	20,030
Dave & Buster's	1	—	1	30,004	—	30,004
Dick's Sporting Goods	5	—	5	216,625	—	216,625
Dunham Sports	1	—	1	35,368	—	35,368
Encore	6	—	6	153,653	—	153,653
Foot Locker	1	—	1	22,847	—	22,847
GameWorks	1	—	1	21,295	—	21,295
Goody's	2	—	2	61,358	—	61,358
Gordman's	2	—	2	96,979	—	96,979
H&M	11	—	11	233,546	—	233,546
HH Gregg	1	1	2	25,000	33,887	58,887
Jo-Ann Fabrics	1	—	1	22,659	—	22,659
Joe Brand	1	—	1	29,413	—	29,413
Kaplan College	1	—	1	30,294	—	30,294
Michael's	1	—	1	20,076	—	20,076
Old Navy	1	—	1	20,257	—	20,257
Pay Half	1	—	1	25,764	—	25,764
Planet Fitness	1	—	1	23,107	—	23,107
REI	1	—	1	24,427	—	24,427
Regal Cinemas	1	—	1	23,360	—	23,360
Ross	4	—	4	100,277	—	100,277
Saks Fifth Avenue OFF 5TH	3	—	3	76,313	—	76,313
Schuler Books	1	—	1	24,116	—	24,116
2nd & Charles	1	—	1	23,538	—	23,538
Sports Authority (1)	1	1	2	24,750	42,085	66,835
Stein Mart	1	—	1	30,463	—	30,463
Steinhafels	1	—	1	28,828	—	28,828
The Rush Fitness Complex	1	—	1	30,566	—	30,566
Tilt	1	—	1	22,484	—	22,484
T.J. Maxx	4	1	5	113,201	24,000	137,201
United Artists Theatre	2	—	2	59,180	—	59,180
V-Stock	3	—	3	95,098	—	95,098
Whole Foods	—	1	1	—	34,320	34,320
XXI Forever / Forever 21	8	—	8	206,714	—	206,714

Vacant Junior Anchors:
Vacant Steve & Barry's	3	—	3	96,812	—	96,812

	Number of Stores			Gross Leasable Area
Junior Anchor	Mall Leased	Anchor Owned	Total	Mall Leased	Anchor Owned	Total
Current Developments:
Belk (2)	1	—	1	49,865	—	49,865
Dick's Sporting Goods (3)	1	—	1	45,017	—	45,017
H&M (2) (4)	5	—	5	110,472	—	110,472
Total Junior Anchors	121	4	125	3,561,086	134,292	3,695,378

(1)	The one store owned by Sports Authority is subject to ground lease payments to the Company.

(2)	The former Sears building at CoolSprings Galleria is under redevelopment and will include a Belk store, H&M and others at its opening in 2015.

(3)	Dick's Sporting Goods will open in 2015 in the former JC Penney's space at Janesville Mall.

(4)	H&M is scheduled to open stores at Cross Creek Mall, Coastal Grand-Myrtle Beach, Jefferson Mall and Volusia Mall in 2015.

Mall Stores

The Malls have approximately 7,603 Mall stores. National and regional retail chains (excluding local franchises) lease approximately 78.2% of the occupied Mall store GLA. Although Mall stores occupy only 28.3% of the total Mall GLA (the remaining 71.7% is occupied by Anchors and a minor percentage is vacant), the Malls received 81.7% of their revenues from mall stores for the year ended December 31, 2014.

Mall Lease Expirations

The following table summarizes the scheduled lease expirations for mall stores as of December 31, 2014:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2015	1,580	$120,753,000	3,854,000	$31.33	15.7%	19.4%
2016	969	104,576,000	2,641,000	39.60	13.6%	13.3%
2017	851	96,681,000	2,355,000	41.06	12.6%	11.9%
2018	754	97,604,000	2,297,000	42.49	12.7%	11.6%
2019	527	68,913,000	1,698,000	40.58	9.0%	8.6%
2020	333	47,308,000	1,130,000	41.85	6.1%	5.7%
2021	325	44,783,000	1,076,000	41.60	5.8%	5.4%
2022	334	48,744,000	1,157,000	42.11	6.3%	5.8%
2023	380	60,536,000	1,369,000	44.23	7.9%	6.9%
2024	403	55,645,000	1,483,000	37.51	7.2%	7.5%

(1)	Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2014 for expiring leases that were executed as of December 31, 2014.

(2)
Total annualized gross rent, including recoverable common area expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2014.

(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2014.

See page 58 for a comparison between rents on leases that expired in the current reporting period compared to rents on new and renewal leases executed in 2014. We have been successful in our efforts to upgrade our tenant mix over the past year and are continuing to focus on new tenants. We will be working in the first half of 2015 to replace tenants who made bankruptcy announcements at the end of 2014, but anticipate this will have a short-term impact on our leasing and occupancy results. For leases expiring in 2015 that we are able to renew or replace with new tenants, we anticipate that we will be able to achieve higher rental rates than the existing rates of the expiring leases as retailers seek out space in our market-dominant Properties and new supply remains constricted. Page 58 also includes new and renewal leasing activity as of December 31, 2014 with commencement dates in 2014 and 2015.

Mall Tenant Occupancy Costs

Occupancy cost is a tenant’s total cost of occupying its space, divided by sales. Mall store sales represents total sales amounts received from reporting tenants with space of less than 10,000 square feet.  The following table summarizes tenant occupancy costs as a percentage of total Mall store sales, excluding license agreements, for the three years ended December 31, 2014:

	Year Ended December 31, (1)
	2014	2013	2012
Mall store sales (in millions)	$5,539.47	$5,598.49	$5,767.43
Minimum rents	8.63%	8.58%	8.29%
Percentage rents	0.54%	0.59%	0.62%
Tenant reimbursements (2)	3.79%	3.65%	3.67%
Mall tenant occupancy costs	12.96%	12.82%	12.58%

(1)	In certain cases, we own less than a 100% interest in the Malls. The information in this table is based on 100% of the applicable amounts and has not been adjusted for our ownership share.

(2)	Represents reimbursements for real estate taxes, insurance, common area maintenance charges, marketing and certain capital expenditures.

Debt on Malls

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2014” included herein for information regarding any liens or encumbrances related to our Malls.

Associated Centers

We owned a controlling interest in 25 Associated Centers and a non-controlling interest in 4 Associated Centers as of December 31, 2014.

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

The following table sets forth certain information for each of the Associated Centers as of December 31, 2014:

Associated Center / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total GLA (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors & Junior Anchors
Annex at Monroeville Pittsburgh, PA	1986	100%	186,367	186,367	N/A (4)	Burlington Coat Factory
Bonita Lakes Crossing (5) Meridian, MS	1997/1999	100%	147,518	147,518	77%	Ashley Home Store, T.J. Maxx
Chapel Hill Suburban Akron, OH	1969	100%	116,843	116,843	93%	Roses
Coastal Grand Crossing (6) Myrtle Beach, SC	2005	50%	35,013	35,013	97%	PetSmart
CoolSprings Crossing Nashville, TN	1992	100%	167,475	63,015	87%	American Signature (7), HH Gregg (8), Target (7), Toys R Us (7), Whole Foods (8)
Courtyard at Hickory Hollow Nashville, TN	1979	100%	70,400	70,400	87%	Carmike Cinema

Associated Center / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total GLA (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors & Junior Anchors
EastGate Crossing Cincinnati, OH	1991 / 2012	100%	198,224	174,740	99%	Ashley Home Furniture, Kroger, Marshall's, Office Max (7)
Foothills Plaza Maryville, TN	1983/1986	100%	46,984	46,984	N/A (9)	None
Frontier Square Cheyenne, WY	1985	100%	186,552	16,527	100%	PETCO (10), Ross (10), Target (7), T.J. Maxx (10)
Governor's Square Plaza (6) Clarksville, TN	1985/1988	50%	214,630	71,703	100%	Bed Bath & Beyond, Premier Medical Group, Target (7)
Gunbarrel Pointe Chattanooga, TN	2000	100%	273,918	147,918	100%	Earthfare, Kohl's, Target (7)
Hamilton Corner Chattanooga, TN	1990/2005	90%	67,351	67,351	81%	None
Hamilton Crossing Chattanooga, TN	1987/2005	92%	191,945	98,832	100%	HomeGoods (11), Michaels (11), T.J. Maxx, Toys R Us (7)
Harford Annex Bel Air, MD	1973/2003	100%	107,656	107,656	100%	Best Buy, Office Depot, PetSmart
The Landing at Arbor Place Atlanta (Douglasville), GA	1999	100%	162,954	85,267	53%	Toys R Us (7)
Layton Hills Convenience Center Layton, UT	1980	100%	89,962	89,962	93%	None
Layton Hills Plaza Layton, UT	1989	100%	18,808	18,808	100%	None
Parkdale Crossing Beaumont, TX	2002	100%	80,076	80,076	100%	Barnes & Noble
The Plaza at Fayette Lexington, KY	2006	100%	190,207	190,207	97%	Cinemark, Gordman's
The Shoppes at Hamilton Place Chattanooga, TN	2003	92%	131,274	131,274	96%	Bed Bath & Beyond, Marshall's, Ross
The Shoppes at St. Clair Square Fairview Heights, IL	2007	100%	84,383	84,383	94%	Barnes & Noble
Sunrise Commons Brownsville, TX	2001	100%	201,960	100,515	100%	K-Mart (7), Marshall's, Ross
The Terrace Chattanooga, TN	1997	92%	156,612	156,612	100%	Academy Sports
West Towne Crossing Madison, WI	1980	100%	438,362	146,465	100%	Barnes & Noble, Best Buy, Cub Foods (7), Kohl's (7), Nordstrom Rack, Office Max (7), Savers, Shopko (7)
WestGate Crossing Spartanburg, SC	1985/1999	100%	158,200	158,200	71%	Hamricks, Jo-Ann Fabrics & Crafts
Westmoreland Crossing Greensburg, PA	2002	100%	280,570	280,570	100%	Carmike Cinema, Dick's Sporting Goods, Levin Furniture, Michaels (12), T.J. Maxx (12)
York Town Center (6) York, PA	2007	50%	282,882	282,882	100%	Bed Bath & Beyond, Best Buy, Christmas Tree Shops, Dick's Sporting Goods, Ross, Staples
Total Associated Centers			4,287,126	3,156,088	94%

Non-core and Lender Associated Centers
Madison Plaza Huntsville, AL	1984	100%	153,503	99,108	N/A (13)	Haverty's
Triangle Town Place (6) Raleigh, NC	2004	50%	149,471	149,471	N/A (13)	Bed Bath & Beyond, Dick's Sporting Goods, DSW Shoes
Total Non-core and Lender Associated Centers			302,974	248,579

(1)	Includes total square footage of the Anchors (whether owned or leased by the Anchor) and shops. Does not include future expansion areas.

(2)	Includes leasable Anchors.

(3)	Includes tenants paying rent for executed leases as of December 31, 2014, including leased Anchors.

(4)	Annex at Monroeville - Excluded from occupancy metrics as under major redevelopment for space formerly occupied by Dick's Sporting Goods, which relocated to Monroeville Mall in 2014.

(5)
Bonita Lakes Crossing - We are the lessee under a ground lease for 34 acres, which extends through June 2035, including one 25-year renewal option. The annual rent at December 31, 2014 was $27,064, increasing by an average of 3% each year.

(6)	This Property is owned in an unconsolidated joint venture.

(7)	Owned by the tenant.

(8)	CoolSprings Crossing - Space is owned by SM Newco Franklin LLC, an affiliate of Developers Diversified, and subleased to HH Gregg and Whole Foods (vacant).

(9)
Foothills Plaza - The expansion portion of this Associated Center was sold in 2014. Occupancy metrics have been excluded due to significant redevelopment for remaining space which will be redeveloped for a Kroger SuperCenter in 2015.

(10)	Frontier Square - Space is owned by 1639 11th Street Associates and subleased to PETCO, Ross, and T.J. Maxx.

(11)	Hamilton Crossing - Space is owned by Schottenstein Property Group and subleased to HomeGoods and Michaels.

(12)	Westmoreland Crossing - Space is owned by Schottenstein Property Group and subleased to Michaels and T.J. Maxx.

(13)	Madison Plaza and Triangle Town Place - Occupancy metrics are excluded due to classification as a Non-core/Lender Property.

Associated Centers Lease Expirations

The following table summarizes the scheduled lease expirations for Associated Center tenants in occupancy as of December 31, 2014:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as % of Total Leased GLA (3)
2015	31	$2,883,000	169,000	$17.06	6.3%	5.3%
2016	37	5,516,000	401,000	13.76	12.1%	12.6%
2017	51	6,676,000	401,000	16.63	14.6%	12.6%
2018	41	6,395,000	379,000	16.89	14.0%	11.9%
2019	31	4,851,000	340,000	14.29	10.6%	10.7%
2020	27	4,072,000	345,000	11.81	8.9%	10.8%
2021	13	3,303,000	231,000	14.27	7.2%	7.3%
2022	22	4,375,000	337,000	12.99	9.6%	10.6%
2023	8	1,606,000	82,000	19.70	3.5%	2.6%
2024	14	2,276,000	100,000	22.81	5.0%	3.1%

(1)	Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2014 for expiring leases that were executed as of December 31, 2014.

(2)
Total annualized gross rent, including recoverable common area expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2014.

(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2014.

Debt on Associated Centers

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2014” included herein for information regarding any liens or encumbrances related to our Associated Centers.

Community Centers

We owned a controlling interest in six Community Centers and a non-controlling interest in five Community Centers as of December 31, 2014.  Community Centers typically have less development risk because of shorter development periods and lower costs. While Community Centers generally maintain higher occupancy levels and are more stable, they typically have slower rent growth because the anchor stores’ rents are typically fixed and are for longer terms.

Community Centers are designed to attract local and regional area customers and are typically anchored by a combination of supermarkets, or value-priced stores that attract shoppers to each center’s small shops. The tenants at our Community Centers typically offer necessities, value-oriented and convenience merchandise.

We own the land underlying the Community Centers in fee simple interest.

The following table sets forth certain information for each of our Community Centers at December 31, 2014:

Community Center / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total GLA (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors & Junior Anchors
Cobblestone Village at Palm Coast Palm Coast, FL	2007	100%	96,891	22,876	98%	Belk (4)
The Crossings at Marshalls Creek Middle Smithfield, PA	2013	100%	86,343	86,343	94%	Price Chopper
The Forum at Grandview Madison, MS	2010/2012	75%	191,582	191,582	100%	Best Buy, Dick’s Sporting Goods, HomeGoods, Michaels, Stein Mart
Fremaux Town Center (5) Slidell, LA	2014	65%	264,867	264,867	99%	Best Buy, Dick's Sporting Goods, Kohl's, Michael's, T.J. Maxx
Hammock Landing (5) West Melbourne, FL	2009/2014	50%	390,896	253,895	94%	Carmike Cinema, HH Gregg, Kohl's (4), Marshall's, Michaels, Ross, Target (4)
High Pointe Commons (5) Harrisburg, PA	2006/2008	50%	330,913	107,910	100%	Christmas Tree Shops, JC Penney (4), Target (4)
The Pavilion at Port Orange (5) Port Orange, FL	2010	50%	297,094	229,695	96%	Belk, Hollywood Theaters, Marshall's, Michaels
The Promenade D'Iberville, MS	2009/2014	85%	593,007	376,047	99%	Ashley Home Furniture, Bed Bath & Beyond, Best Buy, Dick's Sporting Goods, Kohl's (4), Marshall's, Michaels, Ross, Target (4)
Renaissance Center (5) Durham, NC	2003/2007	50%	314,693	314,693	96%	Best Buy, Nordstrom Rack, REI, Toys R Us
Statesboro Crossing Statesboro, GA	2008	50%	136,958	136,958	100%	Hobby Lobby, T.J. Maxx
Waynesville Commons Waynesville, NC	2012	100%	126,901	41,967	100%	Belk (4)
Total Community Centers			2,830,145	2,026,833	97%

(1)	Includes total square footage of the Anchors (whether owned or leased by the Anchor) and shops. Does not include future expansion areas.

(2)	Includes leasable Anchors.

(3)	Includes tenants paying rent for executed leases as of December 31, 2014, including leased Anchors.

(4)	Owned by tenant.

(5)	This Property is owned in an unconsolidated joint venture.

Community Centers Lease Expirations

The following table summarizes the scheduled lease expirations for tenants in occupancy at Community Centers as of December 31, 2014:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2015	14	$858,000	31,000	$27.45	2.3%	1.5%
2016	16	1,053,000	47,000	22.3	2.9%	2.3%
2017	29	2,778,000	121,000	22.98	7.6%	5.9%
2018	24	2,947,000	131,000	22.55	8.0%	6.3%
2019	41	5,150,000	243,000	21.16	14.0%	11.8%
2020	43	7,902,000	432,000	18.28	21.5%	21.0%
2021	16	2,736,000	143,000	19.17	7.4%	6.9%
2022	17	2,536,000	144,000	17.57	6.9%	7.0%
2023	24	3,492,000	197,000	17.76	9.5%	9.5%
2024	15	3,544,000	186,000	19.07	9.6%	9.0%

(1)	Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2014 for expiring leases that were executed as of December 31, 2014.

(2)
Total annualized gross rent, including recoverable common area expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2014.

(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2014.

Debt on Community Centers

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2014” included herein for information regarding any liens or encumbrances related to our Community Centers.

Office Buildings

We owned a controlling interest in eight Office Buildings and a non-controlling interest in five Office Buildings as of December 31, 2014.

We own a 92% interest in the 131,000 square foot office building where our corporate headquarters is located. As of December 31, 2014, we occupied 63.9% of the total square footage of the building.

The following tables set forth certain information for each of our Office Buildings at December 31, 2014:

Office Building / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total GLA (1)	Total Leasable GLA	Percentage GLA Occupied
840 Greenbrier Circle Chesapeake, VA	1983	100%	50,820	50,820	82%
850 Greenbrier Circle Chesapeake, VA	1984	100%	81,318	81,318	100%
Bank of America Building (2) Greensboro, NC	1988	50%	49,327	49,327	53%
CBL Center Chattanooga, TN	2001	92%	130,658	130,658	100%
CBL Center II Chattanooga, TN	2008	92%	76,673	76,673	75%
First Citizens Bank Building (2) Greensboro, NC	1985	50%	43,357	43,357	100%
Friendly Center Office Building (2) Greensboro, NC	1972	50%	32,262	32,262	85%
Oak Branch Business Center Greensboro, NC	1990/1995	100%	33,622	33,622	89%
One Oyster Point Newport News, VA	1984	100%	36,257	36,257	63%
The Pavilion at Port Orange (2) Port Orange, FL	2010	50%	33,275	33,275	84%
Pearland Office Pearland, TX	2009	100%	66,358	66,358	67%
Two Oyster Point Newport News, VA	1985	100%	38,900	38,900	77%
Wachovia Office Building (2) Greensboro, NC	1992	50%	12,000	12,000	100%
Total Office Buildings			684,827	684,827	84%

(1)	Includes total square footage of the offices. Does not include future expansion areas.

(2)	This Property is owned in an unconsolidated joint venture

Office Buildings Lease Expirations

The following table summarizes the scheduled lease expirations for tenants in occupancy at Office Buildings as of December 31, 2014:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2015	15	$1,071,000	55,000	$19.42	10.5%	10.9%
2016	21	1,132,000	58,000	19.45	11.1%	11.5%
2017	13	1,836,000	114,000	16.06	18.0%	22.6%
2018	21	2,361,000	98,000	24.15	23.1%	19.3%
2019	6	1,354,000	59,000	23.07	13.2%	11.6%
2020	1	40,000	2,000	18.96	0.4%	0.4%
2021	1	115,000	4,000	31.98	1.1%	0.7%
2022	2	464,000	15,000	31.77	4.5%	2.9%
2023	—	—	—	—	—%	—%
2024	1	128,000	13,000	9.88	1.3%	2.6%

(1)
Total annualized contractual gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2014 for expiring leases that were executed as of December 31, 2014.

(2)
Total annualized contractual gross rent, including recoverable common area expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2014.

(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2014.

Debt on Office Buildings

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2014” included herein for information regarding any liens or encumbrances related to our Offices.

Mortgages Notes Receivable

We own five mortgages, each of which is collateralized by either a first mortgage, a second mortgage or by assignment of 100% of the ownership interests in the underlying real estate and related improvements. The mortgages are more fully described on Schedule IV in Part IV of this report.

Mortgage Loans Outstanding at December 31, 2014 (in thousands):

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/14 (1)	Annual Debt Service	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity	Open to Prepayment Date (2)	Footnote
Consolidated Debt
Malls:
Acadiana Mall	100%	5.67%	$132,068	$10,435	Apr-17	—	$124,998	Open
Alamance Crossing	100%	5.83%	48,660	3,589	Jul-21	—	43,046	Open
Arbor Place	100%	5.10%	117,496	7,948	May-22	—	100,861	Open
Asheville Mall	100%	5.80%	73,260	5,917	Sep-21	—	60,190	Open
Brookfield Square	100%	5.08%	87,816	6,822	Nov-15	—	85,807	Open
Burnsville Center	100%	6.00%	75,752	6,417	Jul-20	—	63,589	Open
Cary Towne Center	100%	8.50%	51,250	6,898	Mar-17	—	45,226	Open
CherryVale Mall	100%	5.00%	78,280	6,055	Oct-15	—	76,647	Open
Chesterfield Mall	100%	5.74%	140,000	8,153	Sep-16	—	140,000	Open
Cross Creek Mall	100%	4.54%	130,600	9,376	Jan-22	—	102,260	Open
Dakota Square Mall	100%	6.23%	56,705	4,562	Nov-16	—	54,843	Open
East Towne Mall	100%	5.00%	66,772	5,153	Nov-15	—	65,231	Open
EastGate Mall	100%	5.83%	39,852	3,613	Apr-21	—	30,155	Open
Eastland Mall	100%	5.85%	59,400	3,475	Dec-15	—	59,400	Open
Fashion Square	100%	4.95%	39,736	2,932	Jun-22	—	31,112	Open
Fayette Mall	100%	5.42%	171,192	13,527	May-21	—	139,177	Open
Greenbrier Mall	100%	5.91%	73,907	6,055	Aug-16	—	71,111	Open
Hamilton Place	90%	5.86%	101,624	8,292	Aug-16	—	97,757	Open
Hanes Mall	100%	6.99%	151,584	13,080	Oct-18	—	140,968	Open
Hickory Point Mall	100%	5.85%	28,338	2,347	Dec-15	—	27,690	Open
Honey Creek Mall	100%	8.00%	28,978	3,373	Jul-19	—	23,290	Open	(3)
Imperial Valley Mall	100%	4.99%	49,945	3,859	Sep-15	—	49,019	Open
Jefferson Mall	100%	4.75%	68,470	4,456	Jun-22	—	58,176	Open
Kirkwood Mall	100%	5.75%	39,196	2,885	Apr-18		37,109	Open
Layton Hills Mall	100%	5.66%	94,383	7,453	Apr-17	—	89,327	Open
Midland Mall	100%	6.10%	33,179	2,763	Aug-16	—	31,953	Open
Northwoods Mall	100%	5.08%	70,194	4,743	Apr-22	—	60,292	Open
The Outlet Shoppes at Atlanta	75%	4.90%	78,695	5,095	Nov-23	—	65,036	Open
The Outlet Shoppes at El Paso	75%	7.06%	64,497	5,622	Dec-17	—	61,265	Open
The Outlet Shoppes at El Paso (Phase II)	75%	2.91%	5,068	170	Apr-18	—	4,738	Open	(4)	(5)
The Outlet Shoppes at Gettysburg	50%	5.87%	38,659	3,104	Feb-16	—	37,766	Open
The Outlet Shoppes at Oklahoma City	75%	5.73%	56,571	4,521	Jan-22	—	45,428	Open

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/14 (1)	Annual Debt Service	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity	Open to Prepayment Date (2)	Footnote
The Outlet Shoppes at Oklahoma City (Phase II)	75%	2.91%	5,909	328	Apr-19	Apr-21	5,233	Open	(6)
The Outlet Shoppes at Oklahoma City (Phase III)	75%	2.91%	2,570	106	Apr-19	Apr-21	2,141	Open	(5)	(6)
The Outlet Shoppes of the Bluegrass	65%	4.05%	77,398	4,464	Dec-24	—	61,316	Jan-17
Park Plaza Mall	100%	5.28%	91,643	7,165	Apr-21	—	74,428	Open
Parkdale Mall & Crossing	100%	5.85%	87,961	7,241	Mar-21	—	72,447	Open
Parkway Place	100%	6.50%	38,567	3,403	Jul-20	—	32,661	Open
Southaven Towne Center	100%	5.50%	40,023	3,134	Jan-17	—	38,056	Open
Southpark Mall	100%	4.85%	64,486	4,240	Jun-22	—	54,924	Open
Stroud Mall	100%	4.59%	31,960	2,127	Apr-16	—	30,276	Open	(7)
Valley View Mall	100%	6.50%	59,688	5,267	Jul-20	—	50,547	Open
Volusia Mall	100%	8.00%	49,849	5,802	Jul-19	—	40,064	Open	(3)
Wausau Center	100%	5.85%	18,369	1,509	Apr-21	—	15,100	Open
West Towne Mall	100%	5.00%	94,316	7,279	Nov-15	—	92,139	Open
WestGate Mall	100%	4.99%	37,931	2,803	Jul-22	—	29,670	Open
York Galleria	100%	4.55%	51,037	3,408	Apr-16	—	48,337	Open	(8)
			3,103,834	240,966			2,770,806

Associated Centers:
CoolSprings Crossing	100%	4.54%	11,946	798	Apr-16	—	11,313	Open	(9)
EastGate Crossing	100%	5.66%	14,707	1,159	May-17	—	13,893	Open
Gunbarrel Pointe	100%	4.64%	10,641	706	Apr-16	—	10,083	Open	(10)
Hamilton Corner	90%	5.67%	14,966	1,183	Apr-17	—	14,164	Open
Hamilton Crossing & Expansion	92%	5.99%	9,853	819	Apr-21	—	8,122	Open
The Plaza at Fayette	100%	5.67%	38,988	3,081	Apr-17	—	36,901	Open
The Shoppes at St. Clair Square	100%	5.67%	19,760	1,562	Apr-17	—	18,702	Open
The Terrace	92%	7.25%	13,683	1,284	Jun-20	—	11,755	Jul-15
			134,544	10,592			124,933

Community Center:
Statesboro Crossing	50%	1.97%	11,212	349	Jun-16	Jun-18	11,024	Open	(6)

Office Building:
CBL Center	92%	5.00%	20,485	1,651	Jun-22	—	14,949	Open

Unsecured Credit Facilities:
$600,000 capacity	100%	1.56%	63,716	994	Nov-15	Nov-16	63,716	Open	(6)
$600,000 capacity	100%	1.56%	155,267	2,422	Nov-16	Nov-17	155,267	Open	(6)
$100,000 capacity	100%	1.55%	2,200	34	Feb-16	—	2,200	Open	(6)
			221,183	3,450			221,183
Unsecured Term Loans:
$400,000 capacity	100%	1.67%	400,000	6,675	Jul-18	—	400,000	Open	(6)
$50,000 capacity	100%	2.05%	50,000	1,027	Feb-18	—	50,000	Open	(6)	(11)
			450,000	7,702			450,000

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/14 (1)	Annual Debt Service	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity	Open to Prepayment Date (2)	Footnote
Senior Unsecured Notes:
5.25% notes	100%	5.25%	450,000	23,625	Dec-23	—	450,000	Open
4.60% notes	100%	4.60%	300,000	13,800	Oct-24	—	300,000	Open
			750,000	37,425			750,000

Construction Property:
The Outlet Shoppes at Atlanta - Parcel development	75%	2.66%	454	12	Dec-19	—	286	Open	(5)	(12)

Other:
ERMC note (term loan)	50%	3.50%	5,639	3,170	May-17	—	—	Open	(13)

Unamortized Premiums and Discounts, net			3,109	—			—		(14)
Total Consolidated Debt			$4,700,460	$305,317			$4,343,181

Unconsolidated Debt:
Ambassador Town Center	65%	1.96%	$715	$14	Dec-17	Dec-19	$715	Open	(5)	(6)
Ambassador Town Center Infrastructure Improvements	65%	2.17%	725	16	Dec-17	Dec-19	443	Open	(5)	(15)
Coastal Grand-Myrtle Beach	50%	4.09%	119,514	6,958	Aug-24	—	95,230	Aug-15
Coastal Grand Outparcel - Myrtle Beach	50%	4.09%	5,767	336	Aug-24	—	4,595	Aug-15
CoolSprings Galleria	50%	6.98%	105,523	9,445	Jun-18	—	97,506	Open
Fremaux Town Center (Phase I)	65%	2.17%	41,648	898	Aug-16	Aug-18	41,648	Open	(16)
Fremaux Town Center (Phase II)	65%	2.17%	4,041	88	Aug-16	Aug-18	4,041	Open	(16)
Friendly Shopping Center	50%	3.48%	100,000	3,479	Apr-23	—	82,392	Open	(17)
Governor's Square Mall	48%	8.23%	17,685	3,476	Sep-16	—	14,089	Open
Gulf Coast Town Center (Phase I)	50%	5.60%	190,800	10,687	Jul-17	—	190,800	Open
Gulf Coast Town Center (Phase III)	50%	2.75%	5,694	303	Jul-15	—	5,401	Open	(5)	(6)
Hammock Landing (Phase I)	50%	2.17%	40,243	1,502	Nov-15	Nov-17	39,539	Open	(6)	(18)
Hammock Landing (Phase II)	50%	2.42%	13,579	327	Nov-15	Nov-17	13,579	Open	(6)	(19)
High Pointe Commons (Phase I)	50%	5.74%	13,097	1,212	May-17	—	12,088	Open
High Pointe Commons (Phase II)	50%	6.10%	5,236	481	Jul-17	—	4,816	Open
Kentucky Oaks Mall	50%	5.27%	21,876	2,429	Jan-17	—	19,223	Open
Oak Park Mall	50%	5.85%	275,700	16,128	Dec-15	—	275,700	Open
The Pavilion at Port Orange	50%	2.17%	60,814	2,248	Nov-15	Nov-17	59,758	Open	(6)	(18)
Renaissance Center (Phase I)	50%	5.61%	32,427	2,569	Jul-16	—	31,297	Open
Renaissance Center (Phase II)	50%	3.49%	16,000	558	Apr-23	—	13,636	Open	(20)
The Shops at Friendly Center	50%	5.90%	39,488	3,203	Jan-17	—	37,639	Open

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/14 (1)	Annual Debt Service	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity	Open to Prepayment Date (2)	Footnote
Triangle Town Center	50%	5.74%	175,148	14,367	Dec-15	—	171,092	Open
West County Center	50%	3.40%	190,000	6,550	Dec-22	—	162,270	Jan-15	(21)
York Town Center	50%	4.90%	35,675	2,657	Feb-22	—	28,293	Open
York Town Center - Pier 1	50%	2.91%	1,431	86	Feb-22	—	1,088	Open	(6)
Total Unconsolidated Debt			$1,512,826	$90,017			$1,406,878
Total Consolidated and Unconsolidated Debt			$6,213,286	$395,334			$5,750,059
Company's Pro-Rata Share of Total Debt			$5,346,289	$340,309					(22)

(1)	The amount listed includes 100% of the loan amount even though the Operating Partnership may have less than a 100% ownership interest in the Property.

(2)	Prepayment premium is based on yield maintenance or defeasance.

(3)	The mortgages on Honey Creek and Volusia Mall are cross-collateralized and cross-defaulted.

(4)	The variable-rate loan bears interest at LIBOR + 2.75%. Annual debt service is interest only through October 2015. Thereafter, debt service will be $132 in annual principal payments plus interest.

(5)	The Operating Partnership owns less than 100% of the Property but guarantees 100% of the debt.

(6)	The interest rate is variable at various spreads over LIBOR priced at the rates in effect at December 31, 2014. The debt is prepayable at any time without prepayment penalty.

(7)
The Company has an interest rate swap on a notional amount of $31,960, amortizing to $30,276 over the term of the swap, related to Stroud Mall to effectively fix the interest rate on that variable-rate loan. Therefore, this amount is currently reflected as having a fixed rate. The swap terminates in April 2016.

(8)
The Company has an interest rate swap on a notional amount of $51,037 amortizing to $48,337 over the term of the swap, related to York Galleria to effectively fix the interest rate on that variable-rate loan. Therefore, this amount is currently reflected as having a fixed rate. The swap terminates in April 2016.

(9)
The Company has an interest rate swap on a notional amount of $11,946, amortizing to $11,313 over the term of the swap, related to CoolSprings Crossing to effectively fix the interest rate on that variable-rate loan. Therefore, this amount is currently reflected as having a fixed rate. The swap terminates in April 2016.

(10)
The Company has an interest rate swap on a notional amount of $10,641, amortizing to $10,083 over the term of the swap, related to Gunbarrel Pointe to effectively fix the interest rate on that variable-rate loan. Therefore, this amount is currently reflected as having a fixed rate. The swap terminates in April 2016.

(11)	Subsequent to December 31, 2014, the term loan was amended to reduce the interest rate from LIBOR + 1.90% to LIBOR + 1.55%.

(12)	The variable-rate loan bears interest at LIBOR + 2.50%. Annual debt service is interest only through July 2016. Thereafter, debt service will be $48 in annual principal payments plus interest.

(13)	Represents a fixed-rate term loan with a subsidiary of the Management Company. Principal payments will be reduced in May 2016, which will reduce debt service for 2016 to $1,986.

(14)
Represents bond discounts as well as net premiums related to debt assumed to acquire real estate assets, which had stated interest rates that were above or below the estimated market rates for similar debt instruments at the respective acquisition dates.

(15)
The variable-rate loan bears interest at LIBOR + 2.0%. Under a PILOT program, in lieu of ad valorem taxes, Ambassador and other contributing landowners will make annual PILOT payments to Ambassador Infrastructure, which will be used to repay the construction loan.

(16)	The variable-rate loan bears interest at LIBOR + 2.00%. Annual debt service is interest only. The Operating Partnership guarantees 50% of the debt.

(17)	Annual debt service is interest only through May 2016. Thus, debt service will be $5,171 for 2016 and $5,735 thereafter.

(18)	The Operating Partnership guarantees 25% of the debt.

(19)
The maximum guaranteed amount is $8,700 unless a monetary event default occurs related to Carmike Cinema or Academy Sports. The guaranty will be reduced to 25% once Academy Sports is operational and paying contractual rent.

(20)	Annual debt service is interest only through May 2016. Thereafter, debt service will be $861.

(21)	Annual debt service is interest only through December 2015. In 2016 and thereafter, annual debt service will be $10,111.

(22)
Represents the Company's pro rata share of debt, including our share of unconsolidated affiliates' debt and excluding noncontrolling interests' share of consolidated debt on shopping center Properties.

The following is a reconciliation of consolidated debt to the Company's pro rata share of total debt (in thousands):

Total consolidated debt	$4,700,460
Noncontrolling interests' share of consolidated debt	(122,473)
Company's share of unconsolidated debt	768,302
Company's pro rata share of total debt	$5,346,289

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
On March 11, 2010, The Promenade D'Iberville, LLC (“TPD”), a subsidiary of the Company, filed a lawsuit in the Circuit Court of Harrison County, Mississippi (the "Mississippi Case"), against M. Hanna Construction Co., Inc. (“M Hanna”), Gallet & Associates, Inc., LA Ash, Inc., EMJ Corporation (“EMJ”) and JEA (f/k/a Jacksonville Electric Authority), seeking damages for alleged property damage and related damages occurring at a shopping center development in D'Iberville, Mississippi. EMJ filed an answer and counterclaim denying liability and seeking to recover from TPD the retainage of approximately $0.3 million allegedly owed under the construction contract. Kohl's Department Stores, Inc. (“Kohl's”) was granted permission to intervene in the Mississippi Case and, on April 13, 2011, filed a cross-claim against TPD alleging that TPD is liable to Kohl's for unspecified damages resulting from the actions of the defendants and for the failure to perform the obligations of TPD under a Site Development Agreement with Kohl's. Kohl's also made a claim against us based on our guarantee of the performance of TPD under the Site Development Agreement. In the fourth quarter of 2014, TPD agreed to a resolution of its claims against defendant EMJ. Pursuant to this agreement, TPD received partial settlements aggregating to $6.0 million in the fourth quarter of 2014 from one of EMJ's insurance carriers. Further, EMJ agreed to be responsible for up to a maximum of $6.6 million of future costs incurred by TPD in remediating damages to its shopping center site under certain circumstances as set forth in the agreement, and agreed that such limitation would not apply to its potential responsibility for any future remediation required under applicable environmental laws (should such claims arise). The claim made by EMJ against us has been dismissed, and based on information currently available, we believe the likelihood of an unfavorable outcome related to the claims made by Kohl's against us in connection with the Mississippi case is remote. We provided disclosure of this litigation due to the related party relationship between us and EMJ described below. TPD also received partial settlements of $0.8 million in the first quarter of 2014 and $8.2 million in the third quarter of 2013 from certain of the defendants in the Mississippi Case described above. Litigation continues with the other remaining defendants in the matter. The trial for those remaining claims has been continued from its previously scheduled September 2014 setting. The parties are petitioning the court for a new setting. Subsequent to December 31, 2014, we received an additional $4.9 million from EMJ's insurance carrier.
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

Certain executive officers of the Company and members of the immediate family of Charles B. Lebovitz, Chairman of the Board of the Company, collectively have a significant non-controlling interest in EMJ, a major national construction company that the Company engaged to build a substantial number of the Company's properties. EMJ was one of the defendants in the Mississippi Case and in the Tennessee Case described above.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock of CBL & Associates Properties, Inc. is traded on the New York Stock Exchange.  The stock symbol is “CBL”. Quarterly sale prices and dividends paid per share of common stock are as follows:

	Market Price
Quarter Ended	High	Low	Dividend
2014
March 31	$18.85	$16.00	$0.245
June 30	$19.29	$17.40	$0.245
September 30	$19.94	$17.41	$0.245
December 31	$19.98	$17.08	$0.265

2013
March 31	$23.79	$20.76	$0.230
June 30	$26.95	$20.22	$0.230
September 30	$24.12	$18.74	$0.230
December 31	$20.63	$17.76	$0.245

There were approximately 792 shareholders of record for our common stock as of February 23, 2015.

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

See Part III, Item 12 contained herein for information regarding securities authorized for issuance under equity compensation plans.

The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
Oct. 1–31, 2014	116	$17.56	—	$—
Nov. 1–30, 2014	—	—	—	—
Dec. 1–31, 2014	—	—	—	—
Total	116	$17.56	—	$—

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

ITEM 6. SELECTED FINANCIAL DATA (CBL & Associates Properties, Inc.)
(In thousands, except per share data)

	Year Ended December 31, (1)
	2014	2013	2012	2011	2010
Total revenues	$1,060,739	$1,053,625	$1,002,843	$1,019,899	$1,014,487
Total operating expenses	685,596	722,860	632,922	671,477	622,945
Income from operations	375,143	330,765	369,921	348,422	391,542
Interest and other income	14,121	10,825	3,953	2,578	3,868
Interest expense	(239,824)	(231,856)	(242,357)	(262,608)	(275,951)
Gain (loss) on extinguishment of debt	87,893	(9,108)	265	1,029	—
Gain on investments	—	2,400	45,072	—	888
Equity in earnings (losses) of unconsolidated affiliates	14,803	11,616	8,313	6,138	(188)
Income tax (provision) benefit	(4,499)	(1,305)	(1,404)	269	6,417
Income from continuing operations before gain on sales of real estate assets	247,637	113,337	183,763	95,828	126,576
Gain on sales of real estate assets	5,342	1,980	2,286	59,396	2,887
Income from continuing operations	252,979	115,317	186,049	155,224	129,463
Discontinued operations	54	(4,947)	(11,530)	29,770	(31,293)
Net income	253,033	110,370	174,519	184,994	98,170
Net income attributable to noncontrolling interests in:
Operating Partnership	(30,106)	(7,125)	(19,267)	(25,841)	(11,018)
Other consolidated subsidiaries	(3,777)	(18,041)	(23,652)	(25,217)	(25,001)
Net income attributable to the Company	219,150	85,204	131,600	133,936	62,151
Preferred dividends	(44,892)	(44,892)	(47,511)	(42,376)	(32,619)
Net income available to common shareholders	$174,258	$40,312	$84,089	$91,560	$29,532
Basic per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$1.02	$0.27	$0.60	$0.46	$0.38
Net income attributable to common shareholders	$1.02	$0.24	$0.54	$0.62	$0.21
Weighted-average common shares outstanding	170,247	167,027	154,762	148,289	138,375
Diluted per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$1.02	$0.27	$0.60	$0.46	$0.38
Net income attributable to common shareholders	$1.02	$0.24	$0.54	$0.62	$0.21
Weighted-average common and potential dilutive common shares outstanding	170,247	167,027	154,807	148,334	138,416
Amounts attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$174,212	$44,515	$93,469	$68,366	$52,323
Discontinued operations	46	(4,203)	(9,380)	23,194	(22,791)
Net income attributable to common shareholders	$174,258	$40,312	$84,089	$91,560	$29,532
Dividends declared per common share	$1.000	$0.935	$0.880	$0.840	$0.800

	December 31,
	2014	2013	2012	2011	2010
BALANCE SHEET DATA:
Net investment in real estate assets	$5,947,175	$6,067,157	$6,328,982	$6,005,670	$6,890,137
Total assets	6,616,299	6,785,971	7,089,736	6,719,428	7,506,554
Total mortgage and other indebtedness	4,700,460	4,857,523	4,745,683	4,489,355	5,209,747
Redeemable noncontrolling interests	37,559	34,639	464,082	456,105	458,213
Total shareholders' equity	1,406,552	1,404,913	1,328,693	1,263,278	1,300,338
Noncontrolling interests	143,376	155,021	192,404	207,113	223,605
Total equity	1,549,928	1,559,934	1,521,097	1,470,391	1,523,943

	Year Ended December 31,
	2014	2013	2012	2011	2010
OTHER DATA:
Cash flows provided by (used in):
Operating activities	$468,061	$464,751	$481,515	$441,836	$429,792
Investing activities	(234,855)	(125,693)	(246,670)	(27,645)	(5,558)
Financing activities	(260,768)	(351,806)	(212,689)	(408,995)	(421,400)

Funds From Operations ("FFO") of the Operating Partnership (2)	545,514	437,451	458,159	422,697	394,841
FFO allocable to common shareholders	465,160	371,702	372,758	329,323	287,563

(1)
Please refer to Note 3, 5 and 15 to the consolidated financial statements for a description of acquisitions, joint venture transactions and impairment charges that have impacted the comparability of the financial information presented.

(2)
Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for the definition of FFO, which does not represent cash flows from operations as defined by accounting principles generally accepted in the United States and is not necessarily indicative of the cash available to fund all cash requirements.  A reconciliation of FFO to net income (loss) attributable to common shareholders is presented on page 82.

ITEM 6. SELECTED FINANCIAL DATA (CBL & Associates Limited Partnership)
(In thousands, except per unit data)

	Year Ended December 31, (1)
	2014	2013	2012	2011	2010
Total revenues	$1,060,739	$1,053,625	$1,002,843	$1,019,899	$1,014,487
Total operating expenses	685,596	722,860	632,922	671,477	622,945
Income from operations	375,143	330,765	369,921	348,422	391,542
Interest and other income	14,121	10,825	3,953	2,578	3,910
Interest expense	(239,824)	(231,856)	(242,357)	(262,608)	(275,951)
Gain (loss) on extinguishment of debt	87,893	(9,108)	265	1,029	—
Gain on investments	—	2,400	45,072	—	888
Equity in earnings (losses) of unconsolidated affiliates	14,803	11,616	8,313	6,138	(188)
Income tax (provision) benefit	(4,499)	(1,305)	(1,404)	269	6,417
Income from continuing operations before gain on sales of real estate assets	247,637	113,337	183,763	95,828	126,618
Gain on sales of real estate assets	5,342	1,980	2,286	59,396	2,887
Income from continuing operations	252,979	115,317	186,049	155,224	129,505
Discontinued operations	54	(4,947)	(11,530)	29,770	(31,293)
Net income	253,033	110,370	174,519	184,994	98,212
Net income attributable to noncontrolling interests	(3,777)	(18,041)	(23,652)	(25,217)	(25,001)
Net income attributable to the Operating Partnership	249,256	92,329	150,867	159,777	73,211
Distributions to preferred unitholders	(44,892)	(44,892)	(47,511)	(42,376)	(32,619)
Net income available to common unitholders	$204,364	$47,437	$103,356	$117,401	$40,592
Basic per unit data attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$1.02	$0.26	$0.59	$0.49	$0.33
Net income attributable to common unitholders	$1.02	$0.24	$0.54	$0.62	$0.21
Weighted-average common units outstanding	199,660	196,572	190,223	190,335	190,001
Diluted per unit data attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$1.02	$0.26	$0.59	$0.49	$0.33
Net income attributable to common unitholders	$1.02	$0.24	$0.54	$0.62	$0.21
Weighted-average common and potential dilutive common units outstanding	199,660	196,572	190,268	190,380	190,043
Amounts attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$204,318	$51,640	$112,736	$94,207	$63,383
Discontinued operations	46	(4,203)	(9,380)	23,194	(22,791)
Net income attributable to common unitholders	$204,364	$47,437	$103,356	$117,401	$40,592
Distributions per unit	$1.03	$0.97	$0.92	$0.89	$0.90

	December 31,
	2014	2013	2012	2011	2010
BALANCE SHEET DATA:
Net investment in real estate assets	$5,947,175	$6,067,157	$6,328,982	$6,005,670	$6,890,137
Total assets	6,616,727	6,786,393	7,090,225	6,719,559	7,506,650
Total mortgage and other indebtedness	4,700,460	4,857,523	4,745,683	4,489,355	5,209,747
Redeemable interests	37,559	34,639	464,082	456,105	458,213
Total partners' capital	1,541,533	1,541,176	1,458,164	1,466,241	1,517,957
Noncontrolling interests	8,908	19,179	63,496	4,280	6,082
Total capital	1,550,441	1,560,355	1,521,660	1,470,521	1,524,039

	Year Ended December 31,
	2014	2013	2012	2011	2010
OTHER DATA:
Cash flows provided by (used in):
Operating activities	$468,063	$464,741	$481,181	$441,827	$429,815
Investing activities	(234,855)	(125,693)	(246,683)	(27,645)	(5,559)
Financing activities	(260,768)	(351,806)	(212,331)	(408,995)	(421,400)

(I)
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
We conduct substantially all of our business through the Operating Partnership. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a variable interest entity ("VIE"). See Item 1. Business for a description of the number of Properties owned and under development as of December 31, 2014.
We achieved excellent operating results in 2014 with same-center NOI growth of 2.4% over the prior-year period, an increase in leasing spreads for Stabilized Malls of 12.6% and high occupancy of 94.9% for the Mall portfolio as of December 31, 2014. FFO of the Operating Partnership, as adjusted, also grew to end the year with a 4.3% increase over the same period in 2013. These results were driven by our strategic initiatives announced last year to dispose of lower-performing assets, take advantage of the financing opportunities available to us through our investment grade ratings and reinvest in our portfolio through redevelopments and tenant upgrades. We intend to take advantage of this momentum in 2015 by continuing to invest and grow our portfolio as well as dispose of Non-core and mature Properties. Highlights of our 2014 achievements are listed below.
As announced last spring, we targeted 25 lower-performing assets for disposition over a multi-year period. Of the 25 Properties, we sold one Mall and conveyed two Malls to their respective lenders as of December 31, 2014. Subsequent to December 31, 2014, we entered into non-binding contracts to sell four Malls. Our Tier I Malls, designated as those with sales greater than $375 per square foot, increased from 17 to 19 Properties over the past year.
In the fall of 2014, we completed a $300.0 million bond offering at a 4.60% coupon. Proceeds were used to pay outstanding balances on the lines of credit that had been utilized to retire over $285.0 million of consolidated property-specific loans, adding more than $470.5 million of undepreciated book value to our unencumbered asset pool. As of December 31, 2014, 36.2% of our consolidated NOI is generated by unencumbered assets.

We opened several new developments in 2014 including an outlet center, a community center and numerous expansions and redevelopments throughout our portfolio. We also took advantage of the space that became available to us through the closing of several Anchor stores to revitalize Malls at several locations and offer new-to-the market tenants. The former Sears stores at Fayette Mall and CoolSprings Galleria feature a Cheesecake Factory in addition to other contemporary retailers.

Results of Operations
Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013
Properties that were in operation for the entire year during both 2014 and 2013 are referred to as the “2014 Comparable Properties.” Since January 1, 2013, we have opened two outlet centers and two community center developments as follows:

Property	Location	Date Opened
New Developments:
The Crossings at Marshalls Creek	Middle Smithfield, PA	June 2013
The Outlet Shoppes at Atlanta (1)	Woodstock, GA	July 2013
Fremaux Town Center - Phase I (2)	Slidell, LA	March 2014
The Outlet Shoppes of the Bluegrass (3)	Simpsonville, KY	July 2014

(1)	The Outlet Shoppes at Atlanta is a 75/25 joint venture, which is included in the accompanying consolidated statements of operations on a consolidated basis.

(2)
Fremaux Town Center is a 65/35 joint venture that is accounted for using the equity method of accounting and is included in equity in earnings of unconsolidated affiliates in the accompanying consolidated statements of operations.

(3)	The Outlet Shoppes of the Bluegrass is a 65/35 joint venture, which is included in the accompanying consolidated statements of operations on a consolidated basis.
The Properties listed above, with the exception of Fremaux Town Center, are included in our operations on a consolidated basis and are collectively referred to as the "2014 New Properties." The transactions related to the 2014 New Properties impact the comparison of the results of operations for the year ended December 31, 2014 to the results of operations for the year ended December 31, 2013.
Revenues
Total revenues increased by $7.1 million for 2014 compared to the prior year. Rental revenues and tenant reimbursements increased $5.8 million due to an increase of $15.4 million related to the 2014 New Properties partially offset by a decrease of $9.6 million from the 2014 Comparable Properties. The 2014 Comparable Properties were impacted by decreases of $15.7 million related to our 2014 Property dispositions and $4.4 million associated with our Non-core Properties. The $10.5 million increase in revenues of the 2014 Comparable Properties, excluding dispositions and Non-core Properties, was attributable to improved leasing spreads, higher average base rent and higher occupancy.
Our cost recovery ratio increased to 98.9% for 2014 compared to 97.9% for 2013.
The increase in management, development and leasing fees of $0.5 million was primarily attributable to an increase in miscellaneous fee income. Development fees increased $1.5 million due to development at various unconsolidated affiliates; however, this was offset by a decrease in management fees of $1.5 million related to a contract to manage a portfolio of six third-party owned malls that concluded at the end of 2013.
Other revenues increased $0.7 million primarily due to an increase of $1.3 million related to several outlet centers partially offset by a decrease of $0.6 million primarily attributable to a claims settlement received in the prior year for lost business as a result of the Deepwater Horizon oil spill.
Operating Expenses
Total operating expenses decreased $37.3 million for 2014 compared to the prior year. Property operating expenses, including real estate taxes and maintenance and repairs, decreased $2.3 million primarily due to a decrease of $7.7 million from the 2014 Comparable Properties partially offset by an increase of $5.4 million related to the 2014 New Properties. The 2014 Comparable Properties included decreases of $6.5 million related to dispositions and $1.7 million attributable to Non-core Properties. The $0.5 million increase in property operating expenses of the 2014 Comparable Properties, excluding dispositions and Non-core Properties, is primarily attributable to increases in snow removal costs, bad debt expense and real estate taxes, which were partially offset by decreases in insurance expense, parking lot repairs and maintenance.

The increase in depreciation and amortization expense of $12.4 million resulted from increases of $7.8 million related to the 2014 Comparable Properties and $4.6 million attributable to the 2014 New Properties. The 2014 Comparable Properties included decreases of $3.1 million and $1.6 million related to dispositions and Non-core Properties, respectively. The $12.5 million increase attributable to the 2014 Comparable Properties, excluding dispositions and Non-core Properties, is primarily attributable to an increase of $8.8 million in depreciation expense related to capital expenditures for renovations, redevelopments and deferred maintenance and an increase of $8.2 million in amortization of tenant improvements, which were partially offset by a decrease of $5.0 million in amortization of in-place leases. The $8.2 million increase in amortization of tenant improvements was primarily due to write-offs associated with tenant closings at Aeropostale, Body Central, Coach and Wet Seal.
General and administrative expenses increased $1.4 million primarily as a result of increases in consulting and legal fees, which included $3.2 million of legal fees and other costs attributable to the D'Iberville litigation described in Note 14 to the consolidated financial statements. These increases were partially offset by a decrease in payroll and related expenses and an increase in capitalized overhead related to development projects. As a percentage of revenues, general and administrative expenses were 4.7% in 2014 compared to 4.6% in 2013.
During 2014, we recorded a non-cash impairment of real estate of $17.9 million primarily attributable to three Property dispositions. During 2013, we recorded a non-cash impairment of $70.0 million which consisted of a $67.7 million loss to reduce the depreciated book value of two malls to their estimated fair values, a $1.8 million loss on the sale of an outparcel and a loss of $0.5 million to write down the book value of the corporate aircraft to its fair value upon trade-in. See Note 15 to the consolidated financial statements for additional information on these impairments.
Other expenses increased $3.5 million primarily due to higher expenses related to our subsidiary that provides security and maintenance services to third parties.
Other Income and Expenses
Interest and other income increased $3.3 million in 2014 compared to the prior-year period. The increase in other income primarily relates to $11.7 million received in partial legal settlements and insurance claims proceeds received in 2014 partially offset by $8.2 million for a partial legal settlement received in 2013. See Note 14 to the consolidated financial statements for additional information.
Interest expense increased $8.0 million in 2014 compared to the prior-year period, including $4.7 million of non-cash default interest related to the dispositions described in Note 4 to the consolidated financial statements. Interest expense increased $3.2 million related to the 2014 New Properties. The remaining increase was primarily due to an increase in interest expense from the Notes that were issued during the fourth quarters of 2013 and 2014, the proceeds of which were used to reduce outstanding borrowings on our credit facilities that bear interest at a lower rate than the Notes. These increases were partially offset by a decrease in property-level interest expense as we continue to execute our strategy to reduce secured debt levels.
During 2014, we recorded a gain on extinguishment of debt of $87.9 million which consisted primarily of $89.4 million related to a gain on extinguishment of debt from the transfer of three Malls to their respective lenders in settlement of the non‑recourse debt secured by the Properties. This gain was partially offset by $1.5 million in prepayment fees from the early retirement of two mortgage loans. See Note 4 and Note 6 to the consolidated financial statements for more information on these transactions. During 2013, we recorded a loss on extinguishment of debt of $9.1 million in connection with the early retirement of two mortgage loans, including a prepayment fee of $8.7 million on one mortgage loan and $0.4 million to write-off unamortized financing costs.
We recorded a gain on investment of $2.4 million during 2013 for the full payment of a note receivable related to our investment in China that had been written down in 2009.
Equity in earnings of unconsolidated affiliates increased by $3.2 million during 2014. The increase is primarily attributable to $1.0 million of gain recognized for the sale of four outparcels and increases in base rents at several unconsolidated affiliates. These increases were partially offset by an increase in amortization of tenant allowances from write-offs associated with tenant closings.
The income tax provision of $4.5 million in 2014 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current and deferred tax provision of $3.2 million and $1.3 million, respectively. The income tax provision of $1.3 million in 2013 consists of a current benefit of $0.5 million and a deferred income tax provision of $1.8 million.
In 2014, we recognized a $5.3 million gain on sales of real estate which consisted of $4.4 million from the sale of 13 outparcels and $0.9 million related to the sale of the expansion portion of an associated center. We recognized a $2.0 million gain on sales of real estate assets in 2013, which was comprised of $1.9 million in proceeds from the sale of nine parcels of land and $0.1 million attributable to additional consideration received for an outparcel previously taken through an eminent domain proceeding.
The operating loss from discontinued operations for 2014 of $0.2 million includes a $0.7 million loss on impairment of real estate, to true-up a Property sold at the end of 2013, partially offset by settlements of estimated expenses based on actual results for

Properties sold in previous periods. The operating loss from discontinued operations for 2013 of $6.1 million includes a $5.2 million loss on impairment of real estate to write down the net book value of a portfolio of six Properties sold during the period to the net sales price, a $2.9 million write-off of straight-line rent for Properties sold during the period, the operating results of three malls, three associated centers and five office buildings sold in 2013, and settlement of estimated expenses based on actual amounts for Properties sold during previous periods. See Note 4 to the consolidated financial statements for further information.
We recognized a $0.3 million gain on discontinued operations for true-ups for Properties sold in previous periods. The $1.1 million gain on discontinued operations for 2013 represents the gain from the sale of five office buildings sold during the period as well as recognition of a gain from the sale of two office buildings, which had been deferred in 2008 until subsequent repayment of the related notes receivable.

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

Properties that were in operation for the entire year during both 2013 and 2012 are referred to as the “2013 Comparable Properties.” From January 1, 2012 to December 31, 2013, we opened one outlet center and two community center developments and acquired two outlet centers and two malls as follows:

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
During 2013, we recorded a non-cash impairment of $70.0 million which consisted of a $67.7 million loss to reduce the depreciated book value of two malls to their estimated fair values, a $1.8 million loss on the sale of an outparcel and a loss of $0.5 million to write down the book value of the corporate aircraft to its fair value upon trade-in. See Note 15 to the consolidated financial statements for additional information. During 2012, we recorded a non-cash impairment of real estate of $24.4 million. The $24.4 million impairment is attributable to a $20.3 million loss recorded to reduce the fair value of land available for the future expansion of an associated center, a $3.0 million loss to write down the book value of an associated center and a $1.1 million loss from the sale of three outparcels. See Note 15 to the consolidated financial statements for further discussion of impairment charges.
Other expenses increased $3.7 million primarily due to higher expenses of $3.4 million related to our subsidiary that provides security and maintenance services to third parties and an increase of $0.4 million in abandoned projects expense.
Other Income and Expenses
Interest and other income increased $6.9 million in 2013 compared to the prior-year period. The increase primarily relates to an $8.2 million partial settlement of a lawsuit. See Note 14 to the consolidated financial statements for additional information. The increase was partially offset by a decrease of $1.2 million attributable to two mezzanine loans for two outlet centers. In 2012, we earned $0.6 million in interest income on these loans and subsequently recognized $0.6 million of unamortized discounts on these loans as income when they terminated in connection with the acquisitions of member interests in both outlet centers in 2012.
Interest expense decreased $10.5 million in 2013 compared to the prior-year period. Interest expense related to the 2013 Comparable Properties decreased $18.9 million. The decrease was partially offset by an increase of $6.4 million related to the 2013 New Properties and an increase of $2.0 million attributable to the IV Property. The decrease attributable to the 2013 Comparable Properties resulted from using our credit facilities to retire higher-rate mortgage loans and refinancing other Properties at lower fixed rates.
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
Since NOI includes only those revenues and expenses related to the operations of our shopping center Properties, we believe that same-center NOI provides a measure that reflects trends in occupancy rates, rental rates and operating costs and the impact of those trends on our results of operations. Our calculation of same-center NOI excludes lease termination income, straight-line rent adjustments, and amortization of above and below market lease intangibles in order to enhance the comparability of results from one period to another, as these items can be impacted by one-time events that may distort same-center NOI trends and may result in same-center NOI that is not indicative of the ongoing operations of our shopping center and other Properties. Same-center NOI is for real estate properties and does not include the results of operations of our subsidiary that provides janitorial, security and maintenance services.
We include a Property in our same-center pool when we have owned all or a portion of the Property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year ended December 31, 2013 and the current year ended December 31, 2014. New Properties are excluded from same-center NOI, until they meet this criteria. The only Properties excluded from the same-center pool that would otherwise meet this criteria are Non-core Properties, Properties under major redevelopment, Properties being considered for repositioning, Properties where we intend to renegotiate the terms of the debt secured by the related Property and Properties included in discontinued operations. Madison Square and Madison Plaza were classified as Non-core Properties as of December 31, 2014. Lender Properties consisted of Gulf Coast Town Center, Triangle Town Center and Triangle Town Place as of December 31, 2014. Properties under major redevelopment as of December 31, 2014 included the Annex at Monroeville, CoolSprings Galleria and Northgate Mall. Properties where we are considering alternatives to reposition the Property included Chesterfield Mall and Wausau Center at December 31, 2014.

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net income attributable to the Company for the years ended December 31, 2014 and 2013 is as follows (in thousands):

	Year Ended December 31,
	2014	2013
Net income attributable to the Company	$219,150	$85,204
Adjustments: (1)
Depreciation and amortization	326,237	319,260
Interest expense	272,669	266,843
Abandoned projects expense	136	334
Gain on sales of real estate assets	(6,329)	(2,002)
(Gain) loss on extinguishment of debt	(87,893)	9,108
Gain on investment	—	(2,400)
Loss on impairment	18,539	75,283
Income tax provision	4,499	1,305
Lease termination fees	(3,808)	(4,217)
Straight-line rent and above and below market rent	(3,359)	(1,502)
Net income attributable to noncontrolling interest in earnings of Operating Partnership	30,106	7,125
Gain on discontinued operations	(276)	(1,144)
General and administrative expenses	50,271	48,867
Management fees and non-property level revenues	(36,386)	(23,552)
Company's share of property NOI	783,556	778,512
Non-comparable NOI	(63,968)	(75,492)
Total same-center NOI	$719,588	$703,020

(1)	Adjustments are based on our pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated Properties.

Same-center NOI increased $16.6 million for the year ended December 31, 2014 compared to 2013. Our NOI growth of 2.4% for 2014 was driven primarily by increases of $13.4 million in minimum rent and $4.1 million in tenant reimbursements. The increases in rental rates were a result of our positive leasing spreads of 12.6% for our Stabilized Mall portfolio as we continued to upgrade our tenant mix. Additionally, maintenance and repair expenses, as compared to the prior-year period, were relatively flat for 2014 as a $1.0 million increase in snow removal expenditures was offset by a similar decline in maintenance and supplies expense due to operating efficiencies.
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
We derive the majority of our revenues from the Mall Properties. The sources of our revenues by property type were as follows:

	Year Ended December 31,
	2014	2013
Malls	88.0%	88.3%
Associated centers	3.9%	4.0%
Community centers	1.8%	1.7%
Mortgages, office buildings and other	6.3%	6.0%

Mall Store Sales

Mall store sales include reporting mall tenants of 10,000 square feet or less for Stabilized Malls and exclude license agreements, which are retail contracts that are temporary or short-term in nature and generally last more than three months but less than twelve months. Mall stores sales for the year ended December 31, 2014 on a comparable center basis were $360 per square foot compared with $361 per square foot for 2013, representing a 0.3% decrease.

Occupancy
Our portfolio occupancy is summarized in the following table (1):

	As of December 31,
	2014	2013
Total portfolio	94.7%	94.7%
Total Mall portfolio	94.9%	94.8%
Same-center Stabilized Malls	94.8%	94.8%
Stabilized Malls	94.8%	94.7%
Non-stabilized Malls (2)	98.1%	98.0%
Associated centers	93.7%	94.5%
Community centers	97.4%	96.7%

(1)	As noted in Item 2. Properties, occupancy excludes Non-core Properties, Lender Properties, Properties in significant redevelopment and Properties being considered for repositioning.

(2)
Represents occupancy for The Outlet Shoppes of the Bluegrass, The Outlet Shoppes at Atlanta and The Outlet Shoppes at Oklahoma City as of December 31, 2014 and occupancy for The Outlet Shoppes at Atlanta and The Outlet Shoppes at Oklahoma City as of December 31, 2013.

Occupancy results remained at high levels throughout the year. For 2015, we are forecasting occupancy to be flat to 25 basis points higher as compared to 2014 for the total portfolio as well as for the Stabilized Mall portfolio. We expect there could be temporary declines in occupancy in the early part of the year until we can absorb tenant closures from several tenant bankruptcies that were announced at the end of 2014.
Leasing
The following is a summary of the total square feet of leases signed in the year ended December 31, 2014 as compared to the prior-year period:

	Year Ended December 31,
	2014	2013
Operating portfolio:
New leases	1,323,875	1,712,683
Renewal leases	2,931,971	4,351,360
Development portfolio:
New leases	822,539	744,952
Total leased	5,078,385	6,808,995

The decline in square footage of leases executed during 2014 was primarily a function of a decline in Anchor lease renewals due to the maturity schedule of our Anchor retailers.

Average annual base rents per square foot are based on contractual rents in effect as of December 31, 2014 and 2013, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each Property type (1):

	December 31,
	2014	2013
Same-center Stabilized Malls	$31.17	$30.66
Stabilized Malls	31.17	30.35
Non-stabilized Malls (2)	25.10	24.52
Associated centers	12.99	12.06
Community centers	15.98	15.77
Office buildings	19.27	19.38

(1)
As noted in Item 2. Properties, average annual base rents per square foot excludes Non-core Properties, Lender Properties, Properties in significant redevelopment and Properties being considered for repositioning.

(2)
Represents average annual base rents for The Outlet Shoppes of the Bluegrass, The Outlet Shoppes at Atlanta and The Outlet Shoppes at Oklahoma City as of December 31, 2014 and average annual base rents for The Outlet Shoppes at Atlanta and The Outlet Shoppes at Oklahoma City as of December 31, 2013.

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the year ended December 31, 2014 for spaces that were previously occupied are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (2)	% Change Average
All Property Types (1)	2,224,762	$39.90	$43.46	8.9%	$44.84	12.4%
Stabilized Malls	2,024,659	41.54	45.31	9.1%	46.76	12.6%
New leases	502,951	40.51	49.52	22.2%	52.51	29.6%
Renewal leases	1,521,708	41.88	43.92	4.9%	44.86	7.1%

(1)	Includes Stabilized Malls, associated centers, community centers and office buildings.

(2)	Average gross rent does not incorporate allowable future increases for recoverable common area expenses.

New and renewal leasing activity of comparable small shop space of less than 10,000 square feet for the year ended December 31, 2014 based on commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2014:
New	226	561,940	8.07	$46.68	$49.46	$38.12	$8.56	22.5%	$11.34	29.7%
Renewal	590	1,600,766	4.11	40.74	41.71	38.21	2.53	6.6%	3.50	9.2%
Commencement 2014 Total	816	2,162,706	5.21	$42.28	$43.72	$38.18	$4.10	10.7%	$5.54	14.5%

Commencement 2015:
New	80	225,267	8.96	$48.09	$50.95	$37.90	$10.19	26.9%	$13.05	34.4%
Renewal	244	697,258	4.16	39.15	40.12	36.93	2.22	6.0%	3.19	8.6%
Commencement 2015 Total	324	922,525	5.35	$41.33	$42.77	$37.17	$4.16	11.2%	$5.60	15.1%

Total 2014/2015	1,140	3,085,231	5.25	$42.00	$43.44	$37.88	$4.12	10.9%	$5.56	14.7%
Several recent bankruptcy announcements made by various tenants will likely have a short-term impact on our leasing efforts as we act to backfill these locations in 2015. The total annual gross rent from these tenants is approximately $15 million; however, based on a partial year impact and anticipated lease-up of the affected space, we believe the impact to us in 2014 will be significantly reduced. Furthermore, we anticipate that our high occupancy rates and the improving sales environment should support ongoing retailer expansions into our markets.

Liquidity and Capital Resources
The Operating Partnership completed a $300.0 million offering in the fourth quarter of 2014 of 4.60% senior unsecured notes due in 2024. Proceeds were used to reduce outstanding balances on our lines of credit. We previously used our lines of credit to retire more than $285.0 million of property-specific loans in 2014, thereby increasing our pool of unencumbered assets. We recognized an aggregate gain on extinguishment of debt of $89.4 million related to the conveyance of three Non-core Malls to their respective lenders and received $17.9 million in net proceeds from the sale of a Mall and two additional Properties. Subsequent to December 31, 2014, we also reduced the interest rate on our $50.0 million unsecured term loan from a spread of LIBOR plus 190 basis points to LIBOR plus 155 basis points.
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
Cash Flows - Operating, Investing and Financing Activities
There was $37.9 million of unrestricted cash and cash equivalents as of December 31, 2014, a decrease of $27.6 million from December 31, 2013.
Cash Provided by Operating Activities
Cash provided by operating activities during 2014 increased $3.3 million to $468.1 million from $464.8 million during 2013. The increase in operating cash flows was primarily attributable to the operations of the 2014 New Properties, increased same-center NOI of the 2014 Comparable Properties and an increase in income from legal settlements, partially offset by higher interest expense due to our Notes and a decline in cash flows related to 2014 Property dispositions and Non-core Properties.
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
Cash Used in Investing Activities
Cash flows used in investing activities were $234.9 million, $125.7 million and $246.7 million in 2014, 2013 and 2012, respectively.
Investing activities for 2014 were primarily affected by:

•	$277.6 million of expenditures related to our development, redevelopment, renovation and expansion programs,

•
additional investments in unconsolidated affiliates of $30.4 million primarily attributable to the redevelopment of the Sears store at CoolSprings Galleria, as well as the development of Ambassador Town Center and Hammock Landing - Phase II,

•	$39.2 million in distributions from unconsolidated joint ventures, including a distribution from the Coastal Grand -Myrtle Beach loan refinancing, and

•	proceeds of $16.5 million primarily related to the sale of a Mall and two other Properties during 2014.

Investing activities for 2013 were primarily affected by:

▪	$314.3 million of expenditures related to our development, redevelopment, renovation and expansion programs,

▪	$41.4 million of acquisition expenditures related to Kirkwood Mall,

▪	additional investments in unconsolidated affiliates of $34.1 million related primarily to the development of Fremaux Town Center and the acquisition of the Sears store at CoolSprings Galleria, and

▪	proceeds of $240.2 million related to Properties sold in 2013.

Investing activities in 2012 were primarily affected by:

▪	$217.8 million of expenditures related to our development, redevelopment, renovation and expansion programs,

▪	$96.1 million of acquisition expenditures primarily related to interests in three malls and two outlet centers, and

▪	proceeds of $77.0 million primarily related to the sale of two malls, four community centers and several outparcels.
Cash Used in Financing Activities
Cash flows used in financing activities were $260.8 million, $351.8 million and $212.7 million in 2014, 2013 and 2012, respectively.
Financing activities in 2014 were primarily affected by:

▪	net proceeds from the issuance of mortgage and other indebtedness, net of principal payments, of $11.3 million, and

▪	dividends and distributions of $264.4 million paid to holders of preferred stock, common stock and noncontrolling interests,

Financing activities in 2013 were primarily affected by:

▪	net proceeds from the issuance of mortgage and other indebtedness, net of principal payments, of $118.6 million,

▪	proceeds of $209.5 million from the issuance of common stock, primarily from our ATM equity offering program,

▪	the redemption of the Westfield Group ("Westfield") preferred joint venture units ("PJV units ") of $408.6 million, and

▪	dividends and distributions of $261.4 million paid to holders of preferred stock, common stock and noncontrolling interests.

Financing activities in 2012 were primarily affected by:

▪	net repayment of mortgage and other indebtedness of $15.8 million,

▪	proceeds of $166.7 million from the issuance of the Series E Preferred Stock,

▪	the redemption of the Series C Preferred Stock of $115.0 million, and

▪	dividends and distributions of $243.1 million paid to holders of preferred stock, common stock and noncontrolling interests.
Debt
Debt of the Company
CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that the Operating Partnership has a direct or indirect ownership interest in, is the borrower on all of our debt.
CBL is a limited guarantor of the 5.25% and 4.60% Notes issued by the Operating Partnership in November 2013 and October 2014, respectively, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. We also provide a similar limited guarantee of the Operating Partnership's obligations with respect to our unsecured credit facilities and two unsecured term loans as of December 31, 2014.
CBL also had guaranteed 100% of the debt secured by The Promenade in D'Iberville, MS. The loan was paid off in the fourth quarter of 2014. See below for further information on this retirement of debt.

Debt of the Operating Partnership

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated Properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate (1)
December 31, 2014:
Fixed-rate debt:
Non-recourse loans on operating Properties (2)	$3,252,730	$(112,571)	$671,526	$3,811,685	5.54%
Senior unsecured notes due 2023 (3)	445,770	—	—	445,770	5.25%
Senior unsecured notes due 2024 (4)	299,925	—	—	299,925	4.60%
Other (5)	5,639	(2,819)	—	2,820	3.50%
Total fixed-rate debt	4,004,064	(115,390)	671,526	4,560,200	5.45%
Variable-rate debt:
Non-recourse term loans on operating Properties	17,121	(7,083)	—	10,038	2.38%
Recourse term loans on operating Properties	7,638	—	92,709	100,347	2.29%
Construction loans	454	—	4,067	4,521	2.19%
Unsecured lines of credit	221,183	—	—	221,183	1.56%
Unsecured term loans	450,000	—	—	450,000	1.71%
Total variable-rate debt	696,396	(7,083)	96,776	786,089	1.75%
Total	$4,700,460	$(122,473)	$768,302	$5,346,289	4.91%

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate (1)
December 31, 2013:
Fixed-rate debt:
Non-recourse loans on operating Properties (2)	$3,527,830	$(87,406)	$653,429	$4,093,853	5.50%
Senior unsecured notes due 2023	445,374	—	—	445,374	5.25%
Financing obligation (6)	17,570	—	—	17,570	8.00%
Total fixed-rate debt	3,990,774	(87,406)	653,429	4,556,797	5.48%
Variable-rate debt:
Non-recourse term loans on operating Properties	133,712	(5,669)	—	128,043	3.19%
Recourse term loans on operating Properties	51,300	—	63,311	114,611	2.08%
Construction loans	2,983	—	25,800	28,783	2.28%
Unsecured lines of credit	228,754	—	—	228,754	1.57%
Unsecured term loans	450,000	—	—	450,000	1.71%
Total variable-rate debt	866,749	(5,669)	89,111	950,191	1.94%
Total	$4,857,523	$(93,075)	$742,540	$5,506,988	4.87%

(1)	Weighted-average interest rate includes the effect of debt premiums and discounts, but excludes amortization of deferred financing costs.

(2)
We had four interest rate swaps on notional amounts outstanding totaling $105,584 as of December 31, 2014 and $109,830 as of December 31, 2013 related to four of our variable-rate loans on operating Properties to effectively fix the interest rates on these loans.  Therefore, these amounts are reflected in fixed-rate debt at December 31, 2014 and 2013.

(3)
In November 2013, the Operating Partnership issued $450,000 of senior unsecured notes in a public offering. The balance at December 31, 2014 is net of an unamortized discount of $4,230. See below for additional information.

(4)
The Operating Partnership issued $300,000 of senior unsecured notes in a public offering in October 2014. The balance at December 31, 2014 includes an unamortized discount of $75. See below for additional information.

(5)	A subsidiary of the Management Company entered into a term loan in May 2014.

(6)
This amount represented the noncontrolling partner's unreturned equity contribution related to Pearland Town Center that was accounted for as a financing due to certain terms of the CBL/T-C, LLC joint venture agreement. In the first quarter of 2014, we purchased the noncontrolling interest as described below.

As of December 31, 2014, $818.9 million of our pro rata share of consolidated and unconsolidated debt, excluding debt premiums and discounts, is scheduled to mature during 2015. The $818.9 million that is scheduled to mature in 2015 includes an unsecured line of credit with a balance of $63.7 million, with a 2016 extension option, and three operating Property loans secured by joint venture Properties aggregating to $59.2 million that have extensions we may exercise at our election, leaving $696.0 million of debt maturities in 2015 that must be retired or refinanced. The $696.0 million of 2015 debt maturities represents seven operating Property loans, aggregating to $464.9 million, secured by consolidated Properties and three joint venture loans, secured by unconsolidated Properties, aggregating to $231.1 million.  We plan to retire the loans on our consolidated Properties using availability under our lines of credit and then subsequently obtain long-term fixed rate unsecured debt based on market conditions to unencumber these assets. We expect to refinance the loans secured by our unconsolidated affiliates' Properties.

The weighted-average remaining term of our total share of consolidated and unconsolidated debt was 4.5 years and 4.8 years at December 31, 2014 and 2013, respectively. The weighted-average remaining term of our pro rata share of fixed-rate debt was 4.7 years and 5.2 years at December 31, 2014 and 2013, respectively.

As of December 31, 2014 and 2013, our pro rata share of consolidated and unconsolidated variable-rate debt represented 14.7% and 17.3%, respectively, of our total pro rata share of debt. The decrease is primarily due to the retirement of several variable-rate loans during the year and the lower balances on our lines of credit, which were reduced using proceeds from our bond offerings, excess proceeds from refinancings and other capital sources. As of December 31, 2014, our share of consolidated and unconsolidated variable-rate debt represented 8.0% of our total market capitalization (see Equity below) as compared to 9.8% as of December 31, 2013.

Senior Unsecured Notes

In October 2014, the Operating Partnership issued $300.0 million of the 2024 Notes, which bear interest at 4.60% payable semiannually beginning April 15, 2015 and mature on October 15, 2024. The interest rate will be subject to an increase ranging from 0.25% to 1.00% from time to time if, on or after January 1, 2016 and prior to January 1, 2020, the ratio of secured debt to our total assets, as defined, is greater than 40% but less than 45%. The 2024 Notes are redeemable at the Operating Partnership's election, in whole or in part from time to time, on not less than 30 days notice to the holders of the 2024 Notes to be redeemed. The 2024 Notes may be redeemed prior to July 15, 2024 for cash, at a redemption price equal to the greater of (1) 100% of the aggregate principal amount of the 2024 Notes to be redeemed or (2) an amount equal to the sum of the present values of the remaining scheduled payments of principal and interest on the 2024 Notes to be redeemed, discounted to the redemption date on a semi-annual basis at the treasury rate, as defined, plus 0.35%, plus accrued and unpaid interest. CBL is a limited guarantor of the Operating Partnership's obligations under the 2024 Notes, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. On or after July 15, 2024, the 2024 Notes are redeemable for cash at a redemption price equal to 100% of the aggregate principal amount of the 2024 Notes to be redeemed plus accrued and unpaid interest. After deducting underwriting and other offering expenses of $2.2 million and a discount of $0.1 million, the net proceeds from the sale of the 2024 Notes were approximately $297.7 million, which the Operating Partnership used to reduce the outstanding balances on its credit facilities.
In November 2013, the Operating Partnership issued $450.0 million of the 2023 Notes, which bear interest at 5.25% payable semiannually beginning June 1, 2014 and mature on December 1, 2023. The interest rate will be subject to an increase ranging from 0.25% to 1.00% from time to time if, on or after January 1, 2016 and prior to January 1, 2020, our ratio of secured debt to total assets, as defined, is greater than 40% but less than 45%. The 2023 Notes are redeemable at the Operating Partnership's election, in whole or in part from time to time, on not less than 30 days notice to the holders of the 2023 Notes to be redeemed. The 2023 Notes may be redeemed prior to September 1, 2023 for cash, at a redemption price equal to the greater of (1) 100% of the aggregate principal amount of the 2023 Notes to be redeemed or (2) an amount equal to the sum of the present values of the remaining scheduled payments of principal and interest on the 2023 Notes to be redeemed, discounted to the redemption date on a semi-annual basis at the treasury rate, as defined, plus 0.40%, plus accrued and unpaid interest. On or after September 1, 2023, the 2023 Notes are redeemable for cash at a redemption price equal to 100% of the aggregate principal amount of the 2023 Notes to be redeemed plus accrued and unpaid interest. After deducting underwriting and other offering expenses of $4.2 million and a discount of $4.6 million, the net proceeds from the sale of the 2023 Notes were $441.2 million, which the Operating Partnership used to reduce the outstanding balances on its credit facilities.
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
Each facility bears interest at LIBOR plus a spread of 100 to 175 basis points based on our credit ratings. As of December 31, 2014, our interest rate, based on our credit ratings of Baa3 from Moody's and BBB- from Fitch, is LIBOR plus 140 basis points. Additionally, we pay an annual facility fee that ranges from 0.15% to 0.35% of the total capacity of each facility. As of December 31, 2014, the annual facility fee was 0.30%. The three unsecured lines of credit had a weighted-average interest rate of 1.56% at December 31, 2014.

The following summarizes certain information about our unsecured lines of credit as of December 31, 2014 (in thousands):

	Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date (1)
Facility A	$600,000	$63,716	(2)	November 2015	November 2016
First Tennessee	100,000	2,200	(3)	February 2016	N/A
Facility B	600,000	155,267	(4)	November 2016	November 2017
	$1,300,000	$221,183

(1)
The extension options on both facilities are at our election, subject to continued compliance with the terms of the facilities, and have a one-time extension fee of 0.20% of the commitment amount of each credit facility.

(2)	There was an additional $800 outstanding on this facility as of December 31, 2014 for letters of credit. Up to $50,000 of the capacity on this facility can be used for letters of credit.

(3)	There was an additional $113 outstanding on this facility as of December 31, 2014 for letters of credit. Up to $20,000 of the capacity on this facility can be used for letters of credit.

(4)	There was an additional $6,110 outstanding on this facility as of December 31, 2014 for letters of credit. Up to $50,000 of the capacity on this facility can be used for letters of credit.

Unsecured Term Loans

In the third quarter of 2013, we closed on a five-year $400.0 million unsecured term loan. Net proceeds from the term loan were used to reduce outstanding balances on our credit facilities. The loan bears interest at a variable-rate of LIBOR plus 150 basis points based on our current credit ratings and has a maturity date of July 2018. At December 31, 2014, the outstanding borrowings of $400.0 million had an interest rate of 1.67%.

In the first quarter of 2013, under the terms of our amended and restated agreement with First Tennessee Bank, NA, we obtained a $50.0 million unsecured term loan that bore interest at a variable-rate of LIBOR plus 190 basis points and matures in February 2018. At December 31, 2014, the outstanding borrowings of $50.0 million had a weighted-average interest rate of 2.05%.

See Note 19 to the consolidated financial statements for information related to a reduction in the interest rate on the $50.0 million unsecured term loan that occurred subsequent to December 31, 2014.

Other
In the second quarter of 2014, a consolidated, joint venture subsidiary of the Management Company closed on a $7.0 million term loan which bears interest at a fixed rate of 3.50% and matures in May 2017. At December 31, 2014, the loan had an outstanding balance of $5.6 million.

In the second quarter of 2014, the subsidiary of the Management Company also obtained a $3.5 million revolving line of credit, which bears interest at a variable rate of LIBOR plus 249 basis points and matures in June 2017. At December 31, 2014, the revolver had no amount outstanding.

Covenants and Restrictions

The agreements for the unsecured lines of credit, the Notes and unsecured term loans contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, minimum unencumbered asset and interest ratios, maximum secured indebtedness ratios, maximum total indebtedness ratios and limitations on cash flow distributions.  We believe we were in compliance with all covenants and restrictions at December 31, 2014.

Unsecured Lines of Credit and Unsecured Term Loans

The following presents our compliance with key covenant ratios, as defined, of the credit facilities and term loans as of December 31, 2014:

Ratio	Required	Actual
Debt to total asset value	< 60%	49.1%
Unencumbered asset value to unsecured indebtedness	> 1.60x	2.5x
Unencumbered NOI to unsecured interest expense	> 1.75x	4.1x
EBITDA to fixed charges (debt service)	>1.50x	2.2x

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
Senior Unsecured Notes

The following presents our compliance with key covenant ratios, as defined, of the Notes as of December 31, 2014:

Ratio	Required	Actual
Total debt to total assets	< 60%	53.7%
Secured debt to total assets	<45% (1)	37.0%
Total unencumbered assets to unsecured debt	>150%	235.8%
Consolidated income available for debt service to annual debt service charge	> 1.50x	3.1x

(1)	On January 1, 2020 and thereafter, the ratio of secured debt to total assets must be less than 40%.

The agreements for the Notes described above contain default provisions customary for transactions of this nature (with applicable customary grace periods). Additionally, any default in the payment of any recourse indebtedness greater than or equal to $50.0 million of the Operating Partnership will constitute an event of default under the Notes.

Other

Several of our malls/open-air centers, associated centers and community centers, in addition to our corporate office building, are owned by special purpose entities, created as a requirement under certain loan agreements, that are included in our consolidated financial statements. The sole business purpose of the special purpose entities is to own and operate these Properties. The real estate and other assets owned by these special purpose entities are restricted under the loan agreements in that they are not available to settle our other debts. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these Properties, after payments of debt service, operating expenses and reserves, are available for distribution to us.

Mortgages on Operating Properties

2014 Financings

The following table presents loans, secured by the related Properties, that were entered into in 2014 (in thousands):

Date	Property	Consolidated/ Unconsolidated Property	Stated Interest Rate	Maturity Date (1)		Amount Financed or Extended (2)
November	The Outlet Shoppes of the Bluegrass (3)	Consolidated	4.045%	December 2024		$77,500
August	Fremaux Town Center - Phase I (4)	Unconsolidated	LIBOR + 2.00%	August 2016	(5)	47,291
July	Coastal Grand - Myrtle Beach (6)	Unconsolidated	4.09%	August 2024		126,000
April	The Outlet Shoppes at Oklahoma City - Phase II (7)	Consolidated	LIBOR + 2.75%	April 2019	(8)	6,000
February	Fremaux Town Center - Phase I (9)	Unconsolidated	LIBOR + 2.125%	March 2016		47,291

(1)	Excludes any extension options.

(2)	Net proceeds were used to reduce the outstanding balances on our credit facilities unless otherwise noted.

(3)
A portion of the net proceeds from the non-recourse mortgage loan was used to retire a $47,931 recourse construction loan and our share of excess proceeds was used to reduce balances on our lines of credit.

(4)
Fremaux Town Center JV, LLC ("Fremaux") amended and modified its Phase I construction loan to change the maturity date and interest rate. Additionally, the Operating Partnership's guarantee of the loan was reduced from 100% to 50% of the outstanding principal loan amount. See Note 14 to the consolidated financial statements for further information on future guarantee reductions.

(5)	The construction loan has two one-year extension options, which are at the joint venture's election, for an outside maturity date of August 2018.

(6)
Two subsidiaries of Mall of South Carolina L.P. and Mall of South Carolina Outparcel L.P., closed on a non-recourse loan, secured by Coastal Grand-Myrtle Beach in Myrtle Beach, SC. Net proceeds were used to retire the outstanding borrowings under the previous loan, which had a balance of $75,238 as well as to pay off $18,000 of subordinated notes to us and our joint venture partner, each of which held $9,000. See Note 10 to the consolidated financial statements for additional information. Excess proceeds were distributed 50/50 to us and our partner and our share of net proceeds was used to reduce balances on our lines of credit.

(7)	Proceeds from the operating Property loan for Phase II were distributed to the partners in accordance with the terms of the partnership agreement.

(8)	The loan has two one-year extension options, which are at the consolidated joint venture's election, for an outside maturity date of April 2021.

(9)
Fremaux amended and restated its March 2013 loan agreement to increase the capacity on its construction loan from $46,000 to $47,291 for additional development costs related to Fremaux Town Center. The Operating Partnership had guaranteed 100% of the loan. The construction loan had two one-year extension options, which were at the joint venture's election, for an outside maturity date of March 2018. See footnote 4 and footnote 5 above for information on the extension and modification of the Phase I loan in August 2014.

2014 Loan Repayments
We repaid the following loans, secured by the related Properties, in 2014 (in thousands):

Date	Property	Consolidated/ Unconsolidated Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
December	The Promenade	Consolidated	1.87%	December 2014	$47,670
December	Janesville Mall (2)	Consolidated	8.38%	April 2016	2,473
October	Mall del Norte	Consolidated	5.04%	December 2014	113,400
July	Coastal Grand - Myrtle Beach (3)	Unconsolidated	5.09%	October 2014	75,238
January	St. Clair Square (4)	Consolidated	3.25%	December 2016	122,375

(1)	We retired the loans with borrowings from our credit facilities unless otherwise noted.

(2)	We recorded a $257 loss on extinguishment of debt due to a prepayment fee on the early retirement.

(3)
Net proceeds from a new loan with a principal balance of $126,000 were used to retire the outstanding borrowings under this loan as well as to pay off $18,000 of subordinated notes to us and our 50/50 joint venture partner, each of which held $9,000. See Note 10 to the consolidated financial statements for additional information. Excess proceeds were distributed 50/50 to us and our partner. See previous section for details on the new loan.

(4)	We recorded a $1,249 loss on extinguishment of debt due to a prepayment fee on the early retirement.

2013 Financings

The following table presents loans, secured by the related Properties, that were entered into in 2013 (in thousands):

Date	Property	Consolidated/ Unconsolidated Property	Stated Interest Rate	Maturity Date (1)		Amount Financed or Extended (2)
December	The Pavilion at Port Orange - Phase I (3)	Unconsolidated	LIBOR + 2.00%	November 2015		$62,600
December	Hammock Landing - Phase I (4)	Unconsolidated	LIBOR + 2.00%	November 2015		41,068
December	Hammock Landing - Phase II (5)	Unconsolidated	LIBOR + 2.25%	November 2015		10,757
October	The Outlet Shoppes at Atlanta (6)	Consolidated	4.90%	November 2023		80,000
June	Statesboro Crossing	Consolidated	LIBOR + 1.80%	June 2016	(7)	11,400
March	Renaissance Center - Phase II (8)	Unconsolidated	3.49%	April 2023		16,000
March	Friendly Center (9)	Unconsolidated	3.48%	April 2023		100,000

(1)	Excludes any extension options.

(2)	Net proceeds were used to reduce the outstanding balances on our credit facilities unless otherwise noted.

(3)
The construction loan was extended and modified to reduce the capacity from $64,950 to $62,600, reduce the interest rate from a variable-rate of LIBOR + 3.5% to a variable-rate of LIBOR + 2.0% and extend the maturity date. The loan has two one-year extension options, which are at the joint venture's election, for an outside maturity date of November 2017. The Operating Partnership has guaranteed 25% of the construction loan.

(4)
The loan was amended and restated to extend the maturity date and reduce the interest rate from a variable-rate of LIBOR + 3.5% to a variable-rate of LIBOR + 2.0%. The loan has two one-year extension options, which are at the joint venture's election, for an outside maturity date of November 2017. The Operating Partnership has guaranteed 25% of the loan.

(5)
A construction loan to build a Carmike Cinema has two one-year extension options, which are at the joint venture's election, for an outside maturity date of November 2017. The Operating Partnership's guaranty was reduced from 100% to 25% in the third quarter of 2014 when the Carmike Cinema became operational. See the 2014 construction loan table below for information on the extension and modification of the Phase II loan in November 2014.

(6)	Net proceeds from the non-recourse mortgage loan were used to repay a $53,080 recourse construction loan and our share of excess proceeds was used to reduce the balances on our lines of credit.

(7)	The non-recourse loan has two one-year extension options, which are at our option, for an outside maturity date of June 2018.

(8)	Net proceeds from the loan were used to retire a $15,700 loan that was scheduled to mature in April 2013.

(9)
Net proceeds from the loan were used to retire four loans, scheduled to mature in April 2013 and with an aggregate balance of $100,000, that were secured by Friendly Center, Friendly Center Office Building, First National Bank Building, Green Valley Office Building, First Citizens Bank Building, Wachovia Office Building and Bank of America Building.

2013 Loan Repayments
We repaid the following loans, secured by the related Properties, in 2013 (in thousands):

Date	Property	Consolidated/ Unconsolidated Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
December	Northpark Mall	Consolidated	5.75%	March 2014	$32,684
September	The Forum at Grandview	Consolidated	3.19%	September 2013	10,200
July	Alamance Crossing West	Consolidated	3.20%	December 2013	16,000
June	Mid Rivers Mall (2)	Consolidated	5.88%	May 2021	88,410
April	South County Center (3)	Consolidated	4.96%	October 2013	71,740
February	Statesboro Crossing	Consolidated	1.21%	February 2013	13,460
January	Westmoreland Mall	Consolidated	5.05%	March 2013	63,639

(1)	We retired the loans with borrowings from our credit facilities.

(2)	We recorded an $8,936 loss on extinguishment of debt, which consisted of an $8,708 prepayment fee and $228 of unamortized debt issuance costs.

(3)	We recorded a loss on extinguishment of debt of $172 from the write-off of an unamortized discount.

2014 Extinguishments of Debt
The following is a summary of our 2014 dispositions for which the Property securing the related fixed-rate debt was transferred to the lender:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Balance of Non-recourse Debt	Gain on Extinguishment of Debt

October	Columbia Place (1)	5.45%	September 2013	$27,265	$27,171
September	Chapel Hill Mall (1)	6.10%	August 2016	68,563	18,296
January	Citadel Mall (2)	5.68%	April 2017	68,169	43,932
				$163,997	$89,399

(1)	We conveyed the Mall to the lender by a deed-in-lieu of foreclosure.

(2)	The mortgage lender completed the foreclosure process and received the title to the Mall in satisfaction of the non-recourse debt.
Construction Loans

2014 Financings
The following table presents construction loans, secured by the related Properties, that were entered into in 2014 (in thousands):

Date	Property	Consolidated/ Unconsolidated Property	Stated Interest Rate	Maturity Date (1)		Amount Financed or Extended
December	Ambassador Town Center (2)	Unconsolidated	LIBOR + 1.80%	December 2017	(3)	$48,200
December	Ambassador Town Center - Infrastructure Improvements (4)	Unconsolidated	LIBOR + 2.00%	December 2017	(3)	11,700
December	The Outlet Shoppes at Atlanta - Parcel Development (5)	Consolidated	LIBOR + 2.50%	December 2019		2,435
November	Hammock Landing - Phase II (6)	Unconsolidated	LIBOR + 2.25%	November 2015	(7)	16,757
August	Fremaux Town Center - Phase II (8)	Unconsolidated	LIBOR + 2.00%	August 2016	(9)	32,100
April	The Outlet Shoppes at Oklahoma City - Phase III (10)	Consolidated	LIBOR + 2.75%	April 2019	(11)	5,400
April	The Outlet Shoppes at El Paso - Phase II (10)	Consolidated	LIBOR + 2.75%	April 2018		7,000

(1)	Excludes any extension options.

(2)
The unconsolidated 65/35 joint venture, Ambassador Town Center JV, LLC ("Ambassador"), closed on a construction loan for the development of Ambassador Town Center, a community center located in Lafayette, LA. The Operating Partnership has guaranteed 100% of the loan. See Note 14 to the consolidated financial statements for information on the Operating Partnership's guaranty of this loan and future guaranty reductions. The construction loan had an outstanding balance of $715 at December 31, 2014. The interest rate will be reduced to LIBOR + 1.60% once certain debt service and operational metrics are met.

(3)	The loan has two one-year extension options, which are at the joint venture's election, for an outside maturity date of December 2019.

(4)
Ambassador Infrastructure, LLC ("Ambassador Infrastructure"), a 65/35 unconsolidated joint venture, was formed to construct certain infrastructure improvements related to the development of Ambassador Town Center. The Operating Partnership has guaranteed 100% of the loan. See Note 14 to the consolidated financial statements for information on the Operating Partnership's guaranty of this loan and future guaranty reductions. The infrastructure construction loan had an outstanding balance of $725 at December 31, 2014. Under a payment-in-lieu of taxes ("PILOT") program, in lieu of ad valorem taxes, Ambassador and other contributing landowners will make annual PILOT payments to Ambassador Infrastructure, which will be used to repay the infrastructure construction loan.

(5)
The Operating Partnership has guaranteed 100% of the loan, which had an outstanding balance of $454 at December 31, 2014. The guaranty will terminate once construction is complete and certain debt and operational metrics are met.

(6)
The $10,757 construction loan was amended and restated to increase the loan by $6,000 to finance the construction of Academy Sports. The interest rate will be reduced to LIBOR + 2.00% once Academy Sports is open and paying contractual rent. See Note 14 to the consolidated financial statements for information on the Operating Partnership's guaranty of this loan and future guaranty reductions.

(7)	The construction loan has two one-year extension options, which are at the joint venture's election, for an outside maturity date of November 2017.

(8)
The Operating Partnership's guaranty of the construction loan was reduced in the fourth quarter of 2014 from 100% to 50% upon the land closing with Dillard's. See Note 14 to the consolidated financial statements for further information on future guaranty reductions.

(9)	The construction loan has two one-year extension options, which are at the joint venture's election, for an outside maturity date of August 2018.

(10)	The Operating Partnership has guaranteed 100% of the construction loan for the expansion of the outlet center until certain financial and operational metrics are met.

(11)	The loan has two one-year extension options, which are at the consolidated joint venture's election, for an outside maturity date of April 2021.

2014 Loan Repayment
We repaid the following construction loan, secured by the related Property, in 2014 (in thousands):

Date	Property	Consolidated/ Unconsolidated Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid
November	The Outlet Shoppes of the Bluegrass (1)	Consolidated	2.15%	August 2016	$47,931

(1)
The joint venture retired the recourse construction loan with a portion of the proceeds from a $77,500 non-recourse mortgage loan. Our share of excess net proceeds were used to reduce the outstanding balances on our lines of credit.

2013 Financings

The following table presents construction loans, secured by the related Properties, that were entered into in 2013 (in thousands):

Date	Property	Consolidated/ Unconsolidated Property	Stated Interest Rate	Maturity Date (1)	Amount Financed or Extended
August	The Outlet Shoppes of the Bluegrass (2)	Consolidated	LIBOR + 2.00%	August 2016	$60,200
March	Fremaux Town Center - Phase I (3)	Unconsolidated	LIBOR + 2.125%	March 2016	46,000

(1)	Excludes any extension options.

(2)
The Operating Partnership had guaranteed 100% of the recourse construction loan. The loan was retired as described above with the proceeds from a non-recourse mortgage loan in November 2014. The loan had two one-year extension options, which were at the joint venture's election, for an outside maturity date of August 2018.

(3)
The Operating Partnership had guaranteed 100% of the recourse construction loan. The loan had two one-year extension options, which were at the joint venture's election, for an outside maturity date of March 2018. The loan was amended and restated in February 2014 as described above.

2013 Loan Repayment
We repaid the following construction loan, secured by the related Property, in 2013 (in thousands):

Date	Property	Consolidated/ Unconsolidated Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid
October	The Outlet Shoppes of Atlanta (1)	Consolidated	2.93%	August 2015	$53,080

(1)
The joint venture retired the recourse construction loan with a portion of the proceeds from an $80,000 non-recourse mortgage loan. Our share of excess net proceeds were used to reduce the outstanding balances on our lines of credit.

Interest Rate Hedging Instruments
The following table provides further information related to each of our interest rate derivatives that were designated as cash flow hedges of interest rate risk as of December 31, 2014 and 2013 (dollars in thousands):

Instrument Type	Location in Consolidated Balance Sheet	Outstanding Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 12/31/14	Fair Value at 12/31/13	Maturity Date
Cap	Intangible lease assets and other assets	$ 122,375 (amortizing to $122,375)	3-month LIBOR	5.000%	N/A	$—	January 2014

Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 51,037 (amortizing to $48,337)	1-month LIBOR	2.149%	$(1,064)	$(1,915)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 31,960 (amortizing to $30,276)	1-month LIBOR	2.187%	(681)	(1,226)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 11,946 (amortizing to $11,313)	1-month LIBOR	2.142%	(248)	(446)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 10,641 (amortizing to $10,083)	1-month LIBOR	2.236%	(233)	(420)	April 2016
					$(2,226)	$(4,007)
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
We did not sell any shares under the ATM program during 2014. The following table summarizes issuances of common stock sold through the ATM program since inception through December 31, 2014 (dollars in thousands, except weighted-average sales price):

	Number of Shares Settled	Gross Proceeds	Net Proceeds	Weighted-average Sales Price
2013:
First quarter	1,889,105	$44,459	$43,904	$23.53
Second quarter	6,530,193	167,034	165,692	25.58
Total	8,419,298	$211,493	$209,596	$25.12
The proceeds from these sales were used to reduce the outstanding balances on our credit facilities. Since the commencement of the ATM program, we have issued 8,419,298 shares of common stock and approximately $88.5 million remains available that may be sold under this program. Actual future sales will depend on a variety of factors including but not limited to market conditions, the trading price of CBL's common stock and our capital needs. We have no obligation to sell the remaining shares available under the ATM program.

Preferred Stock / Preferred Units
Our authorized preferred stock consists of 15,000,000 shares at $0.01 par value per share. A description of our cumulative redeemable preferred stock is provided below. The Operating Partnership issues an equivalent number of preferred units to CBL in exchange for the contribution of the proceeds from CBL to the Operating Partnership when CBL issues preferred stock. The preferred units generally have the same terms and economic characteristics as the corresponding series of preferred stock. See Note 7 to the consolidated financial statements for a description of our cumulative redeemable preferred stock.

Dividends - CBL

CBL paid first, second and third quarter 2014 cash dividends on its common stock of $0.245 per share on April 16th, July 15th and October 15th 2014, respectively.  On November 13, 2014, CBL's Board of Directors declared a fourth quarter cash dividend of $0.265 per share that was paid on January 15, 2015, to shareholders of record as of December 30, 2014. Future dividends payable will be determined by CBL's Board of Directors based upon circumstances at the time of declaration.

During the year ended December 31, 2014, we paid dividends of $211.7 million to holders of our common stock and our preferred stock, as well as $52.7 million in distributions to the noncontrolling interest investors in our Operating Partnership and other consolidated subsidiaries.

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

Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value of equity) ratio was 54.3% at December 31, 2014, compared to 56.7% at December 31, 2013. Our debt-to-market capitalization ratio at December 31, 2014 was computed as follows (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	199,533	$19.42	$3,874,931
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00	453,750
6.625% Series E Cumulative Redeemable Preferred Stock	690	250.00	172,500
Total market equity			4,501,181
Company’s share of total debt			5,346,289
Total market capitalization			$9,847,470
Debt-to-total-market capitalization ratio			54.3%

(1)
Stock price for common stock and Operating Partnership units equals the closing price of our common stock on December 31, 2014. The stock prices for the preferred stock represent the liquidation preference of each respective series of preferred stock.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2014 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt:
Total consolidated debt service (1)	$5,818,376	$822,334	$1,608,991	$1,039,918	$2,347,133
Noncontrolling interests' share in other consolidated subsidiaries	(152,317)	(10,023)	(64,786)	(9,989)	(67,519)
Our share of unconsolidated affiliates debt service (2)	885,834	332,614	236,196	77,747	239,277
Our share of total debt service obligations	6,551,893	1,144,925	1,780,401	1,107,676	2,518,891

Operating leases: (3)
Ground leases on consolidated Properties	32,228	859	1,763	1,796	27,810

Purchase obligations: (4)
Construction contracts on consolidated Properties	12,322	12,322	—	—	—
Noncontrolling interests' share in other consolidated subsidiaries	(514)	(514)	—	—	—
Our share of construction contracts on unconsolidated Properties	33,580	33,580	—	—	—
Our share of total purchase obligations	45,388	45,388	—	—	—

Total contractual obligations	$6,629,509	$1,191,172	$1,782,164	$1,109,472	$2,546,701

(1)
Represents principal and interest payments due under the terms of mortgage and other indebtedness and includes $862,293 of variable-rate debt service on seven operating Properties, one construction loan, three unsecured credit facilities and two unsecured term loans. The construction loan, credit facilities and term loans do not require scheduled principal payments. The future interest payments are projected based on the interest rates that were in effect at December 31, 2014. See Note 6 to the consolidated financial statements for additional information regarding the terms of long-term debt.

(2)	Includes $99,882 of variable-rate debt service. Future contractual obligations have been projected using the same assumptions as used in (1) above.

(3)
Obligations where we own the buildings and improvements, but lease the underlying land under long-term ground leases. The maturities of these leases range from 2019 to 2089 and generally provide for renewal options.

(4)
Represents the remaining balance to be incurred under construction contracts that had been entered into as of December 31, 2014, but were not complete. The contracts are primarily for development of Properties.

Capital Expenditures

Deferred maintenance expenditures are generally billed to tenants as common area maintenance expense, and most are recovered over a 5 to 15-year period. Renovation expenditures are primarily for remodeling and upgrades of Malls, of which a portion is recovered from tenants over a 5 to 15-year period.  We recover these costs through fixed amounts with annual increases or pro rata cost reimbursements based on the tenant’s occupied space. The following table, which excludes expenditures for developments and expansions, summarizes these capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the year ended December 31, 2014 compared to 2013 (in thousands):

	Year Ended December 31,
	2014	2013
Tenant allowances (1)	$46,837	$46,940

Renovations	27,285	36,592

Deferred maintenance:
Parking lot and parking lot lighting	31,411	15,867
Roof repairs and replacements	5,544	9,145
Other capital expenditures	11,352	13,409
Total deferred maintenance	48,307	38,421

Capitalized overhead	5,024	3,922

Capitalized interest	7,288	4,889

Total capital expenditures	$134,741	$130,764

(1)	Tenant allowances primarily relate to new leases. Tenant allowances related to renewal leases were not material for the periods presented.

We continue to make it a priority to reinvest in our Properties in order to enhance their dominant positions in their markets. In 2014, upgrades were completed at Governor's Square in Clarksville, TN; Volusia Mall in Daytona Beach, FL; Richland Mall in Waco, TX, Janesville Mall in Janesville, WI and Old Hickory Mall in Jackson, TN. Our 2015 renovation program includes five of our Malls. Renovations are scheduled to be completed in 2015 at Dakota Square Mall in Minot, ND; Janesville Mall in Janesville, WI; Laurel Park Place in Lavonia, MI; Monroeville Mall in Pittsburgh, PA and Sunrise Mall in Brownsville, TX. We invested $27.3 million in renovations in 2014. Renovation expenditures for 2014 and 2015 also include certain capital expenditures related to the parking decks at West County Center. The total investment in the renovations that are scheduled for 2015 is projected to be $22.5 million for the five Malls listed above as well as $14.0 million for repairs to the parking decks at West County Center.

Annual capital expenditures budgets are prepared for each of our Properties that are intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, will provide the necessary funding for these expenditures.

Developments and Expansions

The following tables summarize our development and expansion projects as of December 31, 2014:

Properties Opened During the Year Ended December 31, 2014
(Dollars in thousands)

Property	Location	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Opening Date	Initial Unleveraged Yield
Outlet Center:
The Outlet Shoppes of the Bluegrass (3)	Simpsonville, KY	374,597	$77,234	$76,013	July-14	12.1%

Mall/Outlet Center Expansions:
The Outlet Shoppes at El Paso - Phase II (4)	El Paso, TX	44,014	7,663	6,747	August-14	12.0%
The Outlet Shoppes at Oklahoma City - Phase III (4)	Oklahoma City, OK	18,182	3,713	3,041	August-14	12.8%
Parkdale Mall - shops	Beaumont, TX	6,500	1,439	1,152	September-14	10.2%
		68,696	12,815	10,940
Community Center:
Fremaux Town Center - Phase I (3)	Slidell, LA	341,002	55,030	52,408	March-14	8.4%

Community Center Expansions:
Hammock Landing - Carmike (5)	West Melbourne, FL	47,000	12,232	9,931	August-14	7.5%
The Promenade - Ross, Bed Bath & Beyond, Ashley Furniture (6)	D'Iberville, MS	68,400	8,373	6,843	Spring/Fall-14	10.3%
		115,400	20,605	16,774

Total Properties Opened		899,695	$165,684	$156,135

(1)	Total Cost is presented net of reimbursements to be received.

(2)	Cost to Date does not reflect reimbursements until they are received.

(3)	This Property is a 65/35 joint venture. Total cost and cost to date are reflected at 100%.

(4)	This Property is a 75/25 joint venture. Total cost and cost to date are reflected at 100%.

(5)	This Property is a 50/50 joint venture. Total cost and cost to date are reflected at 100%.

(6)	This Property is an 85/15 joint venture. Total cost and cost to date are reflected at 100%.

We opened two new Properties in 2014. The Outlet Shoppes of the Bluegrass opened in the third quarter of 2014. This new outlet center is 100% leased or committed and includes retailers such as Banana Republic, Brooks Brothers, Chico's, Nike and Saks Fifth Avenue OFF 5TH among others. The first phase of Fremaux Town Center was over 95% leased at its opening in the first quarter of 2014. Anchors of this phase of the development include Kohl's, Dick's Sporting Goods, Best Buy and T.J. Maxx. We also completed the expansion of two outlet centers. The second phase expansion of The Outlet Shoppes at El Paso opened in fall 2014 and included Nautica, Motherhood Maternity, New York and Co and H&M. The third phase expansion of The Outlet Shoppes at Oklahoma City includes Forever 21, Lids and Toys "R" Us.

Redevelopment Completed During the Year Ended December 31, 2014
(Dollars in thousands)

Property	Location	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Opening Date	Initial Unleveraged Yield
Mall Redevelopment:
College Square - Longhorn Steakhouse & T.J. Maxx	Morristown, TN	30,271	$3,078	$2,858	April-14	10.6%
Fayette Mall - Sears Redevelopment	Lexington, KY	114,297	68,517	55,693	Fall-14/ Spring-15	8.1%
Monroeville Mall - Dick's Sporting Goods	Pittsburgh, PA	86,000	8,649	6,532	August-14	8.6%
Northgate Mall - Burlington	Chattanooga, TN	63,000	7,538	6,353	September-14	7.7%
		293,568	87,782	71,436

Associated Center Redevelopment:
West Towne Crossing - Nordstrom Rack	Madison, WI	30,750	5,693	5,708	October-14	10.3%

Total Redevelopment Completed		324,318	$93,475	$77,144

(1)	Total Cost is presented net of reimbursements to be received.

(2)	Cost to Date does not reflect reimbursements until they are received.

During the fourth quarter of 2014, we had the grand opening of the Sears redevelopment at Fayette Mall in Lexington, KY. New retailers include Cheesecake Factory and other new-to-the-market stores such as Oakley, Clarks, Aveda, H&M, Altar’d State, and Vera Bradley. Additional shops and restaurants including PINK, Newk’s and Travinia Italian Kitchen are currently under construction with a spring 2015 opening. We also completed redevelopment at several other Malls and an associated center as we continue to invest in our portfolio of Properties.

Properties Under Development at December 31, 2014
(Dollars in thousands)

Property	Location	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Expected Opening Date	Initial Unleveraged Yield
Outlet Center Expansion:
The Outlet Shoppes at Atlanta - Parcel Development (3)	Woodstock, GA	9,600	$3,542	$594	Spring-15	9.3%

Community Centers:
Ambassador Town Center (4)	Lafayette, LA	438,057	61,456	2,611	Spring-16	8.8%
Parkway Plaza	Fort Oglethorpe, GA	134,050	17,325	13,001	Spring-15	8.5%
		572,107	78,781	15,612
Community Center Expansions:
Fremaux Town Center - Phase II (4)	Slidell, LA	279,791	38,334	11,779	Fall-15	9.6%
Hammock Landing - Academy Sports (5)	West Melbourne, FL	63,092	9,903	4,175	Spring-15	8.6%
		342,883	48,237	15,954
Mall Redevelopment:
CoolSprings Galleria - Sears Redevelopment (5)	Nashville, TN	182,163	66,398	28,292	Spring-15/ Summer-16	7.0%
Janesville Mall - JCP Redevelopment	Janesville, WI	149,522	15,925	545	Fall-15	8.3%
Meridian Mall - Gordmans	Lansing, MI	50,000	7,372	2,995	Fall-15	10.2%
Northgate Mall - Streetscape/ULTA	Chattanooga, TN	50,852	8,989	3,848	Fall-14/Summer-15	10.5%
		432,537	98,684	35,680

Total Properties Under Development		1,357,127	$229,244	$67,840

(1)	Total Cost is presented net of reimbursements to be received.

(2)	Cost to Date does not reflect reimbursements until they are received.

(3)	This Property is a 75/25 joint venture. Total cost and cost to date are reflected at 100%.

(4)	This Property is a 65/35 joint venture. Total cost and cost to date are reflected at 100%.

(5)	This Property is a 50/50 joint venture. Total cost and cost to date are reflected at 100%.

We have under construction a new joint venture project to develop a community center in Lafayette, LA. Ambassador Town Center will be anchored by Costco, Dick's Sporting Goods, Field & Stream, Marshall's, HomeGoods and Nordstrom Rack. The grand opening is expected to be in March 2016. We are under construction on Parkway Plaza, a community center that will include Anchor stores Hobby Lobby, Marshall's and PETCO. We also have several expansion projects underway at our community centers. Construction continues on the second phase of Fremaux Town Center. The expansion will include 265,000-square-feet of additional retail space, targeting fashion and entertainment, featuring a 126,000-square-foot Dillard's store as a primary Anchor. At Hammock Landing, our open-air center in West Melbourne, FL, Academy Sports is set to open in spring 2015, joining Carmike, which opened in August 2014.

We have four mall redevelopment projects underway at December 31, 2014. At CoolSprings Galleria, the former Sears store was redeveloped into The Cheesecake Factory, which opened in November 2014, and additional retailers including American Girl, H&M, Belk Home and other shops and restaurants are slated to open in 2015. We have started construction on the redevelopment of the former JC Penney store at Janesville Mall, which will feature ULTA and Dick’s Sporting Goods.

Shadow Pipeline of Properties Under Development at December 31, 2014
(Dollars in thousands)

Property	Location	Total Project Square Feet	Estimated Total Cost (1)	Expected Opening Date	Initial Unleveraged Yield
Outlet Center Expansions:
The Outlet Shoppes at Atlanta - Phase II (2)	Woodstock, GA	35,000	$5,000 - $6,000	Fall-15	12% - 13%
The Outlet Shoppes of the Bluegrass - Phase II (3)	Simpsonville, KY	50,000	$9,000 - $10,000	Fall-15	11% - 12%
		85,000	$14,000 - $16,000
Mall Redevelopment:
Hickory Point Mall - JCP Redevelopment	Forsyth, IL	100,000	$3,000 - $4,000	Fall-15	8% - 9%

Total Shadow Pipeline		185,000	$17,000 - $20,000

(1)	Total Cost is presented net of reimbursements to be received.

(2)	This Property is a 75/25 joint venture. Total cost and cost to date are reflected at 100%.

(3)	This Property is a 65/35 joint venture. Total cost and cost to date are reflected at 100%.

Our shadow pipeline features projects under pre-development for which construction has not yet begun.
We plan to expand two of our outlet centers to meet continued demand for retail space. The second phase expansion of The Outlet Shoppes at Atlanta will include Gap, Banana Republic and other shops.
At Hickory Point Mall, Hobby Lobby will lease 60,000-square-feet of the former JC Penney store.
We hold options to acquire certain development properties owned by third parties.  Except for the projects presented above, we did not have any other material capital commitments as of December 31, 2014.

Dispositions
During 2014, we sold a mall, the expansion portion of an associated center and a community center for an aggregate gross sales price of $18.6 million, less commissions and closing costs generating an aggregate $17.9 million of net proceeds. Additionally, we recognized $89.4 million of gain on extinguishment of debt when we transferred the title to three Malls to their respective lenders in settlement of $164.0 million of non-recourse debt. See Note 4 to the consolidated financial statements for further information.

Off-Balance Sheet Arrangements

Unconsolidated Affiliates
We have ownership interests in 19 unconsolidated affiliates as of December 31, 2014, that are described in Note 5 to the consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the consolidated balance sheets as “Investments in Unconsolidated Affiliates.”  The following are circumstances when we may consider entering into a joint venture with a third party:

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

 Preferred Joint Venture Units
 In September 2013, we redeemed all outstanding perpetual PJV units of our joint venture, CW Joint Venture, LLC ("CWJV") with Westfield using borrowings from our lines of credit. The PJV units, originally issued in 2007 as part of the acquisition of four malls in St. Louis, MO by CWJV, were redeemed for $413.0 million, which consisted of $408.6 million for the PJV units and $4.4 million for accrued and unpaid preferred returns. In accordance with the joint venture agreement, the redemption amount represented a $10.0 million reduction to the preferred liquidation value of the PJV units of $418.6 million. The $10.0 million reduction has been recorded as an increase in additional paid-in capital of the Company and as an increase to partners' capital of the Operating Partnership.
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

The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying consolidated balance sheets as of December 31, 2014 and 2013 (in thousands):

	As of December 31, 2014							Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Company		Maximum Guaranteed Amount	Debt Maturity Date (1)		12/31/14	12/31/13
West Melbourne I, LLC - Phase I	50%	$40,243	25%		$10,061	Nov-2015	(2)	$101	$65
West Melbourne I, LLC - Phase II	50%	13,579	N/A	(3)	8,700	Nov-2015	(2)	87	65
Port Orange I, LLC	50%	60,814	25%		15,204	Nov-2015	(2)	153	157
JG Gulf Coast Town Center LLC - Phase III	50%	5,694	100%		5,694	Jul-2015		—	—
Fremaux Town Center JV, LLC - Phase I	65%	41,648	50%	(4)	21,789	Aug-2016	(5)	236	460
Fremaux Town Center JV, LLC - Phase II	65%	4,041	50%	(6)	16,050	Aug-2016	(5)	161	—
Ambassador Town Center JV, LLC	65%	715	100%	(7)	48,200	Dec-2017	(8)	482	—
Ambassador Infrastructure, LLC	65%	725	100%	(9)	11,700	Dec-2017	(8)	177	—
			Total guaranty liability					$1,397	$747

(1)	Excludes any extension options.

(2)	The loan has two one-year extension options, which are at the unconsolidated affiliate's election, for an outside maturity date of November 2017.

(3)
The guaranty was reduced from 100% to 25% in the third quarter of 2014 when Carmike Cinema became operational in the third quarter of 2014. In the fourth quarter of 2014, the loan was amended and restated to add funding for the construction of Academy Sports. The guaranty was also amended to cap the maximum guaranteed amount at $8,700 unless a monetary default event occurs related to Carmike Cinema or Academy Sports. The guaranty will be reduced to 25% once Academy Sports is operational and paying contractual rent.

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

(6)
We received a 1% fee for this guaranty when the loan was issued in August 2014. The guaranty was reduced to 50% upon the land closing with Dillard's in the fourth quarter of 2014. Upon completion of Phase II of the development and once certain leasing and occupancy metrics have been met, the guaranty will be 25%. The guaranty will be further reduced to 15% when Phase II of the development has been open for one year, the debt service coverage ratio of 1.30 to 1.00 is met and Dillard's is operational.

(7)
We received a 1% fee for this guaranty when the loan was issued in December 2014. Once construction is complete, the guaranty will be reduced to 50%. The guaranty will be further reduced from 50% to 15% once the construction of Ambassador Town Center and its related infrastructure improvements is complete as well as upon the attainment of certain debt service and operational metrics.

(8)	The loan has two one-year extension options, which are the joint venture's election, for an outside maturity date of December 2019.

(9)
We received a 1% fee for this guaranty when the loan was issued in December 2014. The guaranty will be reduced to 50% on March 1st of the year following any calendar year during which the PILOT payments received by Ambassador Infrastructure and delivered to the lender are $1,200 or more, provided no event of default exists. The guaranty will be reduced to 20% when the PILOT payments are $1,400 or more, provided no event of default exists.

We have guaranteed the lease performance of York Town Center, LP ("YTC"), an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22.0 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to $10.0 million. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $15.6 million as of December 31, 2014.  We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty.  We did not include an obligation for this guaranty because we determined that the fair value of the guaranty was not material as of December 31, 2014 and 2013.
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
During the year ended December 31, 2014, we recorded a loss on impairment totaling $18.5 million. Of this total, $17.8 million is attributable to three Property dispositions, $0.1 million is from the sale of an outparcel and $0.6 million is included in discontinued operations and relates to the true-up of a Property sold in 2013. During the year ended December 31, 2013, we recorded a loss on impairment totaling $75.2 million. Of this total, $5.2 million is attributable to a portfolio sale of six Properties which were sold in 2013 and included in discontinued operations, $67.7 million is attributable to two existing Properties, $1.8 million relates to the sale of an outparcel and $0.5 million represents the write-down of the depreciated book value of the corporate airplane owned by the Management Company to its fair value at its trade-in date. See Note 4 and Note 15 to the consolidated financial statements for additional information about these impairment losses.
Allowance for Doubtful Accounts
We periodically perform a detailed review of amounts due from tenants and others to determine if accounts receivable balances are impaired based on factors affecting the collectability of those balances.  Our estimate of the allowance for doubtful accounts requires significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.  We recorded a provision for doubtful accounts of $2.6 million, $1.3 million and $0.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
No impairments of investments in unconsolidated affiliates were incurred during 2014, 2013 and 2012.
Recent Accounting Pronouncements
See Note 2 to the consolidated financial statements for information on recently issued accounting pronouncements.
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
FFO, as adjusted, for the year ended December 31, 2014 excludes an $83.2 million gain on extinguishment of debt, net of non-cash default interest expense, primarily related to the conveyance of Chapel Hill Mall and Columbia Place and the foreclosure of Citadel Mall. It also excludes a partial litigation settlement of $7.8 million, net of related expenses. FFO, as adjusted, for the year ended December 31, 2013, excludes a $9.1 million loss on extinguishment of debt, a $2.4 million gain on investment and an $8.2 million partial litigation settlement. In 2012, we recorded a gain on investment of $45.1 million related to the acquisition of the remaining 40% noncontrolling interest in Imperial Valley Mall in December 2012. Considering the significance and nature of these items, we believe that it is important to identify the impact of these changes on our FFO measures for a reader to have a complete understanding of our results of operations. Therefore, we have also presented FFO excluding these items.
FFO of the Operating Partnership increased 24.7% to $545.5 million for the year ended December 31, 2014 compared to $437.5 million for the prior year.  Excluding the litigation settlements, the gain on investments, non cash default interest expense and gain (loss) on extinguishment of debt, FFO of the Operating Partnership increased 4.3% for the year ending December 31, 2014 to $454.6 million compared to $435.9 million in 2013.
The reconciliation of FFO to net income attributable to common shareholders is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net income attributable to common shareholders	$174,258	$40,312	$84,089
Noncontrolling interest in income of Operating Partnership	30,106	7,125	19,267
Depreciation and amortization expense of:
Consolidated properties	291,273	278,911	255,460
Unconsolidated affiliates	41,806	39,592	43,956
Discontinued operations	—	6,638	13,174
Non-real estate assets	(2,311)	(2,077)	(1,841)
Noncontrolling interests' share of depreciation and amortization	(6,842)	(5,881)	(5,071)
Loss on impairment, net of tax benefit	18,434	73,485	50,343
Gain on depreciable property	(937)	(7)	(652)
Gain on discontinued operations, net of taxes	(273)	(647)	(566)
Funds from operations of the Operating Partnership	545,514	437,451	458,159
Litigation settlement, net of related expenses	(7,763)	(8,240)	—
Gain on investments	—	(2,400)	(45,072)
Non cash default interest expense	4,695	—	—
(Gain) loss on extinguishment of debt	(87,893)	9,108	(265)
Funds from operations of the Operating Partnership, as adjusted	$454,553	$435,919	$412,822

The reconciliations of FFO of the Operating Partnership to FFO allocable to common shareholders, including and excluding the litigation settlements, gain on investments, non cash default interest and the gain (loss) on extinguishment of debt are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Funds from operations of the Operating Partnership	$545,514	$437,451	$458,159
Percentage allocable to common shareholders (1)	85.27%	84.97%	81.36%
Funds from operations allocable to common shareholders	$465,160	$371,702	$372,758

Funds from operations of the Operating Partnership, as adjusted	$454,553	$435,919	$412,822
Percentage allocable to common shareholders (1)	85.27%	84.97%	81.36%
Funds from operations allocable to common shareholders, as adjusted	$387,597	$370,400	$335,872

(1)
Represents the weighted-average number of common shares outstanding for the period divided by the sum of the weighted-average number of common shares and the weighted-average number of Operating Partnership units held by noncontrolling interests during the period.

The increase in adjusted FFO for the year ended December 31, 2014 was driven by contributions from increased rental rates on new and renewal leases as well as rents generated from expansions and new developments. Lower operating expenses and maintenance and repairs compared with the prior-year period also led to the FFO gains. While we lowered our overall debt balance, we did record slightly higher interest expense for the year as we reduced balances and lowered exposure to floating interest rates on our lines of credit through proceeds from our bond offerings.

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
Interest Rate Risk
Based on our proportionate share of consolidated and unconsolidated variable-rate debt at December 31, 2014, a 0.5% increase or decrease in interest rates on variable rate debt would decrease or increase annual cash flows by approximately $3.9 million and $1.2 million, respectively and increase or decrease annual interest expense, after the effect of capitalized interest, by approximately $3.8 million and $1.1 million, respectively.
Based on our proportionate share of total consolidated and unconsolidated debt at December 31, 2014, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $97.3 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $98.4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Financial Statements and Schedules contained in Item 15 on page 90.

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
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company assessed the effectiveness of its internal control over financial reporting, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2014, the Company maintained effective internal control over financial reporting, as stated in its report which is included herein.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that, as of December 31, 2014, the Company maintained effective internal control over financial reporting.
Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the Company's internal control over financial reporting as of December 31, 2014 as stated in their report which is included herein in Item 15.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Management's Report on Internal Control over Financial Reporting
Management of the Company, acting on behalf of the Operating Partnership in its capacity as the general partner of the Operating Partnership, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Operating Partnership assessed the effectiveness of its internal control over financial reporting, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2014, the Operating Partnership maintained effective internal control over financial reporting, as stated in its report which is included herein.
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
The Company's management, whose subsidiary CBL Holdings I is the sole general partner of the Operating Partnership, conducted an assessment of the effectiveness of the Operating Partnership’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that, as of December 31, 2014, the Operating Partnership maintained effective internal control over financial reporting.
Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the Operating Partnership's internal control over financial reporting as of December 31, 2014 as stated in their report which is included herein in Item 15.
Changes in Internal Control over Financial Reporting
There were no changes in the Operating Partnership's internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Effective January 16, 2015, the Company entered into a minor modification of the terms of its $50.0 million unsecured term loan with First Tennessee Bank, NA, to reduce the interest rate from a variable-rate of LIBOR plus 190 basis points to a variable-rate of LIBOR plus 155 basis points. See Note 6 and Note 19 to the consolidated financial statements for additional information about this term loan.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference to the sections entitled “ELECTION OF DIRECTORS,” “Board Nominees," "Additional Executive Officers,” “Certain Terms of the Jacobs Acquisition,” “Corporate Governance Matters - Code of Business Conduct and Ethics,” “Board of Directors’ Meetings and Committees – The Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement filed with the SEC with respect to our Annual Meeting of Stockholders to be held on May 4, 2015.

Our Board of Directors has determined that each of A. Larry Chapman, an independent director and chairman of the audit committee, and Matthew S. Dominski, an independent director and member of the audit committee, qualifies as an “audit committee financial expert” as such term is defined by the rules of the Commission.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to the sections entitled “DIRECTOR COMPENSATION,” “EXECUTIVE COMPENSATION,” “REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 4, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to the sections entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “Equity Compensation Plan Information as of December 31, 2014”, in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 4, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to the sections entitled “Corporate Governance Matters – Director Independence” and “CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS”, in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 4, 2015.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated herein by reference to the section entitled “Independent Registered Public Accountants’ Fees and Services” under “RATIFICATION OF THE SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS” in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 4, 2015.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBL & ASSOCIATES PROPERTIES, INC.
(Registrant)

By:	/s/ Farzana K. Mitchell
Farzana K. Mitchell
Executive Vice President - Chief Financial Officer and Treasurer
Dated: March 2, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles B. Lebovitz	Chairman of the Board	March 2, 2015
Charles B. Lebovitz

/s/ Stephen D. Lebovitz	Director, President and Chief Executive Officer (Principal Executive Officer)	March 2, 2015
Stephen D. Lebovitz

/s/ Farzana K. Mitchell	Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2015
Farzana K. Mitchell

/s/ Gary L. Bryenton*	Director	March 2, 2015
Gary L. Bryenton

/s/ A. Larry Chapman*	Director	March 2, 2015
A. Larry Chapman

/s/ Matthew S. Dominski*	Director	March 2, 2015
Matthew S. Dominski

/s/ John D. Griffith*	Director	March 2, 2015
John D. Griffith

/s/ Gary J. Nay*	Director	March 2, 2015
Gary J. Nay

/s/ Kathleen M. Nelson*	Director	March 2, 2015
Kathleen M. Nelson

*By: /s/ Farzana K. Mitchell	Attorney-in-Fact	March 2, 2015
Farzana K. Mitchell

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBL & ASSOCIATES LIMITED PARTNERSHIP
(Registrant)
By: CBL HOLDINGS I, INC., its general partner

By:	/s/ Farzana K. Mitchell
Farzana K. Mitchell
Executive Vice President - Chief Financial Officer and Treasurer
Dated: March 2, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles B. Lebovitz	Chairman of the Board of CBL Holdings I, Inc., general partner of the Registrant	March 2, 2015
Charles B. Lebovitz

/s/ Stephen D. Lebovitz	Director, President and Chief Executive Officer of CBL Holdings I, Inc., general partner of the Registrant (Principal Executive Officer)	March 2, 2015
Stephen D. Lebovitz

/s/ Farzana K. Mitchell	Executive Vice President - Chief Financial Officer and Treasurer of CBL Holdings, I, Inc., general partner of the Registrant (Principal Financial Officer and Principal Accounting Officer)	March 2, 2015
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
CBL & Associates Properties, Inc.
Chattanooga, TN:
 We have audited the accompanying consolidated balance sheets of CBL & Associates Properties, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014.  Our audits also included the financial statement schedules listed in the Index at Item 15.  We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management On Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CBL & Associates Properties, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note 2 to the consolidated financial statements, during the first quarter of 2014, the Company changed its method of accounting for and disclosure of discontinued operations and disposals of components of an entity due to the adoption of Accounting Standards Update 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 2, 2015

CBL & Associates Properties, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
ASSETS	2014	2013
Real estate assets:
Land	$847,829	$858,619
Buildings and improvements	7,221,387	7,125,512
	8,069,216	7,984,131
Accumulated depreciation	(2,240,007)	(2,056,357)
	5,829,209	5,927,774
Developments in progress	117,966	139,383
Net investment in real estate assets	5,947,175	6,067,157
Cash and cash equivalents	37,938	65,500
Receivables:
Tenant, net of allowance for doubtful accounts of $2,368 and $2,379 in 2014 and 2013, respectively	81,338	79,899
Other, net of allowance for doubtful accounts of $1,285 and $1,241 in 2014 and 2013, respectively	22,577	23,343
Mortgage and other notes receivable	19,811	30,424
Investments in unconsolidated affiliates	281,449	277,146
Intangible lease assets and other assets	226,011	242,502
	$6,616,299	$6,785,971

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness	$4,700,460	$4,857,523
Accounts payable and accrued liabilities	328,352	333,875
Total liabilities	5,028,812	5,191,398
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	37,559	34,639
Shareholders' equity:
Preferred Stock, $.01 par value, 15,000,000 shares authorized:
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding	18	18
6.625% Series E Cumulative Redeemable Preferred Stock, 690,000 shares outstanding	7	7
Common stock, $.01 par value, 350,000,000 shares authorized, 170,260,273 and 170,048,144 issued and outstanding in 2014 and 2013, respectively	1,703	1,700
Additional paid-in capital	1,958,198	1,967,644
Accumulated other comprehensive income	13,411	6,325
Dividends in excess of cumulative earnings	(566,785)	(570,781)
Total shareholders' equity	1,406,552	1,404,913
Noncontrolling interests	143,376	155,021
Total equity	1,549,928	1,559,934
	$6,616,299	$6,785,971
The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
REVENUES:
Minimum rents	$682,584	$675,870	$641,821
Percentage rents	16,876	18,572	17,728
Other rents	22,314	21,974	21,914
Tenant reimbursements	290,561	290,097	279,280
Management, development and leasing fees	12,986	12,439	10,772
Other	35,418	34,673	31,328
Total revenues	1,060,739	1,053,625	1,002,843

OPERATING EXPENSES:
Property operating	149,774	151,127	138,533
Depreciation and amortization	291,273	278,911	255,460
Real estate taxes	89,281	88,701	87,871
Maintenance and repairs	54,842	56,379	50,350
General and administrative	50,271	48,867	51,251
Loss on impairment	17,858	70,049	24,379
Other	32,297	28,826	25,078
Total operating expenses	685,596	722,860	632,922
Income from operations	375,143	330,765	369,921
Interest and other income	14,121	10,825	3,953
Interest expense	(239,824)	(231,856)	(242,357)
Gain (loss) on extinguishment of debt	87,893	(9,108)	265
Gain on investments	—	2,400	45,072
Equity in earnings of unconsolidated affiliates	14,803	11,616	8,313
Income tax provision	(4,499)	(1,305)	(1,404)
Income from continuing operations before gain on sales of real estate assets	247,637	113,337	183,763
Gain on sales of real estate assets	5,342	1,980	2,286
Income from continuing operations	252,979	115,317	186,049
Operating loss of discontinued operations	(222)	(6,091)	(12,468)
Gain on discontinued operations	276	1,144	938
Net income	253,033	110,370	174,519
Net income attributable to noncontrolling interests in:
Operating Partnership	(30,106)	(7,125)	(19,267)
Other consolidated subsidiaries	(3,777)	(18,041)	(23,652)
Net income attributable to the Company	219,150	85,204	131,600
Preferred dividends	(44,892)	(44,892)	(47,511)
Net income attributable to common shareholders	$174,258	$40,312	$84,089

Basic per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$1.02	$0.27	$0.60
Discontinued operations	0.00	(0.03)	(0.06)
Net income attributable to common shareholders	$1.02	$0.24	$0.54
Weighted-average common shares outstanding	170,247	167,027	154,762

Diluted per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$1.02	$0.27	$0.60
Discontinued operations	0.00	(0.03)	(0.06)
Net income attributable to common shareholders	$1.02	$0.24	$0.54
Weighted-average common and potential dilutive common shares outstanding	170,247	167,027	154,807

Amounts attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$174,212	$44,515	$93,469
Discontinued operations	46	(4,203)	(9,380)
Net income attributable to common shareholders	$174,258	$40,312	$84,089
The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.
 Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$253,033	$110,370	$174,519

Other comprehensive income (loss):
Unrealized holding gain (loss) on available-for-sale securities	6,543	(2,583)	4,426
Reclassification to net income of realized gain on available-for-sale securities	—	—	(224)
Unrealized gain (loss) on hedging instruments	3,977	1,815	(207)
Reclassification of hedging effect on earnings	(2,195)	—	—
Total other comprehensive income (loss)	8,325	(768)	3,995

Comprehensive income	261,358	109,602	178,514
Comprehensive income attributable to noncontrolling interests in:
Operating Partnership	(31,345)	(7,018)	(19,701)
Other consolidated subsidiaries	(3,777)	(18,041)	(23,652)
Comprehensive income attributable to the Company	$226,236	$84,543	$135,161

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

CBL & Associates Properties, Inc.
Consolidated Statements of Equity
(Continued)
(in thousands, except share data)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2012	$40,248	$25	$1,613	$1,773,630	$6,986	$(453,561)	$1,328,693	$192,404	$1,521,097
Net income	2,941	—	—	—	—	85,204	85,204	7,588	92,792
Other comprehensive loss	(6)	—	—	—	(661)	—	(661)	(101)	(762)
Redemption of redeemable noncontrolling preferred joint venture interest	—	—	—	10,000	—	—	10,000	—	10,000
Dividends declared - common stock	—	—	—	—	—	(157,532)	(157,532)	—	(157,532)
Dividends declared - preferred stock	—	—	—	—	—	(44,892)	(44,892)	—	(44,892)
Issuance of 8,772,114 shares of common stock and restricted common stock	—	—	87	216,576	—	—	216,663	—	216,663
Cancellation of 41,661 shares of restricted common stock	—	—	—	(720)	—	—	(720)	—	(720)
Accrual under deferred compensation arrangements	—	—	—	(7,095)	—	—	(7,095)	—	(7,095)
Amortization of deferred compensation	—	—	—	2,704	—	—	2,704	—	2,704
Adjustment for noncontrolling interests	4,589	—	—	(33,746)	—	—	(33,746)	29,212	(4,534)
Adjustment to record redeemable noncontrolling interests at redemption value	(7,011)	—	—	6,295	—	—	6,295	717	7,012
Distributions to noncontrolling interests	(6,122)	—	—	—	—	—	—	(39,885)	(39,885)
Contributions from noncontrolling interests in Operating Partnership	—	—	—	—	—	—	—	6,530	6,530
Acquire controlling interest in shopping center property	—	—	—	—	—	—	—	(41,444)	(41,444)
Balance, December 31, 2013	$34,639	$25	$1,700	$1,967,644	$6,325	$(570,781)	$1,404,913	$155,021	$1,559,934

Net income	3,425	—	—	—	—	219,150	219,150	30,389	249,539
Other comprehensive income	65	—	—	—	7,086	—	7,086	1,174	8,260
Purchase of noncontrolling interests in Operating Partnership	—	—	—	—	—	—	—	(4,861)	(4,861)
Dividends declared - common stock	—	—	—	—	—	(170,262)	(170,262)	—	(170,262)
Dividends declared - preferred stock	—	—	—	—	—	(44,892)	(44,892)	—	(44,892)
Issuance of 246,168 shares of common stock and restricted common stock	—	—	3	680	—	—	683	—	683
Cancellation of 34,039 shares of restricted common stock	—	—	—	(389)	—	—	(389)	—	(389)
Amortization of deferred compensation	—	—	—	3,508	—	—	3,508	—	3,508
Adjustment for noncontrolling interests	2,937	—	—	(8,231)	—	—	(8,231)	5,294	(2,937)
Adjustment to record redeemable noncontrolling interests at redemption value	5,337	—	—	(5,014)	—	—	(5,014)	(322)	(5,336)
Distributions to noncontrolling interests	(8,844)	—	—	—	—	—	—	(44,257)	(44,257)
Contributions from noncontrolling interests in Operating Partnership	—	—	—	—	—	—	—	938	938
Balance, December 31, 2014	$37,559	$25	$1,703	$1,958,198	$13,411	$(566,785)	$1,406,552	$143,376	$1,549,928

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$253,033	$110,370	$174,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	291,273	285,549	268,634
Amortization of deferred finance costs, debt premiums and discounts	4,405	4,783	7,896
Net amortization of intangible lease assets and liabilities	368	63	(1,263)
Gain on sales of real estate assets	(5,342)	(1,980)	(5,323)
Gain on discontinued operations	(276)	(1,144)	(938)
Write-off of development projects	136	334	(39)
Share-based compensation expense	3,979	2,725	3,740
Net realized gain on sale of available-for-sale securities	—	—	(224)
Gain on investments	—	(2,400)	(45,072)
Loss on impairment	17,858	70,049	24,379
Loss on impairment from discontinued operations	681	5,234	26,461
(Gain) loss on extinguishment of debt	(87,893)	9,108	(265)
Equity in earnings of unconsolidated affiliates	(14,803)	(11,616)	(8,313)
Distributions of earnings from unconsolidated affiliates	21,866	15,995	17,074
Provision for doubtful accounts	2,643	1,816	1,523
Change in deferred tax accounts	1,329	1,824	3,095
Changes in:
Tenant and other receivables	(4,053)	(12,358)	(2,150)
Other assets	1,101	5,928	2,136
Accounts payable and accrued liabilities	(18,244)	(19,529)	15,645
Net cash provided by operating activities	468,061	464,751	481,515

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(277,624)	(314,299)	(217,827)
Acquisitions of real estate assets	—	(41,444)	(96,099)
(Additions) reductions to restricted cash	4,880	(7,592)	(1,063)
(Additions) reductions to cash held in escrow	—	15,000	(15,000)
Purchase of partners' interest in unconsolidated affiliates	—	—	(14,280)
Proceeds from sales of real estate assets	16,513	240,150	76,950
Proceeds from sales of investments in unconsolidated affiliates	—	4,875	—
Additions to mortgage and other notes receivable	—	(2,700)	(3,584)
Payments received on mortgage and other notes receivable	20,973	5,672	3,002
Proceeds from sale of available-for-sale securities	—	11,002	—
Additional investments in and advances to unconsolidated affiliates	(30,404)	(34,063)	(8,809)
Distributions in excess of equity in earnings of unconsolidated affiliates	39,229	11,310	43,173
Changes in other assets	(8,422)	(13,604)	(13,133)
Net cash used in investing activities	(234,855)	(125,693)	(246,670)

CBL & Associates Properties, Inc.
Consolidated Statements of Cash Flows
(Continued)
(In thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$1,061,928	$2,298,116	$1,869,140
Principal payments on mortgage and other indebtedness	(1,050,647)	(2,179,541)	(1,884,935)
Additions to deferred financing costs	(2,386)	(7,739)	(7,384)
Prepayment fees on extinguishment of debt	(1,506)	(8,708)	—
Proceeds from issuances of common stock	175	209,547	172
Proceeds from issuances of preferred stock	—	—	166,720
Purchase of noncontrolling interest in the Operating Partnership	(4,861)	—	(9,863)
Proceeds from exercises of stock options	—	—	4,454
Redemption of preferred stock	—	—	(115,000)
Redemption of redeemable noncontrolling preferred joint venture interest	—	(408,577)	—
Contributions from noncontrolling interests	938	6,530	7,120
Distributions to noncontrolling interests	(52,712)	(65,187)	(65,635)
Dividends paid to holders of preferred stock	(44,892)	(44,892)	(43,738)
Dividends paid to common shareholders	(166,805)	(151,355)	(133,740)
Net cash used in financing activities	(260,768)	(351,806)	(212,689)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(27,562)	(12,748)	22,156
CASH AND CASH EQUIVALENTS, beginning of period	65,500	78,248	56,092
CASH AND CASH EQUIVALENTS, end of period	$37,938	$65,500	$78,248

The accompanying notes are an integral part of these consolidated statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of CBL & Associates Limited Partnership
Chattanooga, TN:
We have audited the accompanying consolidated balance sheets of CBL & Associates Limited Partnership and subsidiaries (the "Partnership") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the three years in the period ended December 31, 2014.  Our audits also included the financial statement schedules listed in the Index at Item 15.  We also have audited the Partnership's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Partnership's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management On Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Partnership's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CBL & Associates Limited Partnership and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note 2 to the consolidated financial statements, during the first quarter of 2014, the Partnership has changed its method of accounting for and disclosure of discontinued operations and disposals of components of an entity due to the adoption of Accounting Standards Update 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.
 /s/ Deloitte & Touche LLP
Atlanta, Georgia
March 2, 2015

CBL & Associates Limited Partnership
Consolidated Balance Sheets
(In thousands)

	December 31,
ASSETS	2014	2013
Real estate assets:
Land	$847,829	$858,619
Buildings and improvements	7,221,387	7,125,512
	8,069,216	7,984,131
Accumulated depreciation	(2,240,007)	(2,056,357)
	5,829,209	5,927,774
Developments in progress	117,966	139,383
Net investment in real estate assets	5,947,175	6,067,157
Cash and cash equivalents	37,926	65,486
Receivables:
Tenant, net of allowance for doubtful accounts of $2,368 and $2,379 in 2014 and 2013, respectively	81,338	79,899
Other, net of allowance for doubtful accounts of $1,285 and $1,241 in 2014 and 2013, respectively	22,577	23,343
Mortgage and other notes receivable	19,811	30,424
Investments in unconsolidated affiliates	282,009	277,701
Intangible lease assets and other assets	225,891	242,383
	$6,616,727	$6,786,393

LIABILITIES, REDEEMABLE INTERESTS AND CAPITAL
Mortgage and other indebtedness	$4,700,460	$4,857,523
Accounts payable and accrued liabilities	328,267	333,876
Total liabilities	5,028,727	5,191,399
Commitments and contingencies (Note 14)
Redeemable interests:
Redeemable noncontrolling interests	6,455	5,883
Redeemable common units	31,104	28,756
Total redeemable interests	37,559	34,639
Partners' capital:
Preferred units	565,212	565,212
Common units:
General partner	9,789	9,866
Limited partners	953,349	961,175
Accumulated other comprehensive income	13,183	4,923
Total partners' capital	1,541,533	1,541,176
Noncontrolling interests	8,908	19,179
Total capital	1,550,441	1,560,355
	$6,616,727	$6,786,393

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Limited Partnership
Consolidated Statements of Operations
(In thousands, except per unit data)

	Year Ended December 31,
	2014	2013	2012
REVENUES:
Minimum rents	$682,584	$675,870	$641,821
Percentage rents	16,876	18,572	17,728
Other rents	22,314	21,974	21,914
Tenant reimbursements	290,561	290,097	279,280
Management, development and leasing fees	12,986	12,439	10,772
Other	35,418	34,673	31,328
Total revenues	1,060,739	1,053,625	1,002,843

OPERATING EXPENSES:
Property operating	149,774	151,127	138,533
Depreciation and amortization	291,273	278,911	255,460
Real estate taxes	89,281	88,701	87,871
Maintenance and repairs	54,842	56,379	50,350
General and administrative	50,271	48,867	51,251
Loss on impairment	17,858	70,049	24,379
Other	32,297	28,826	25,078
Total operating expenses	685,596	722,860	632,922
Income from operations	375,143	330,765	369,921
Interest and other income	14,121	10,825	3,953
Interest expense	(239,824)	(231,856)	(242,357)
Gain (loss) on extinguishment of debt	87,893	(9,108)	265
Gain on investments	—	2,400	45,072
Equity in earnings of unconsolidated affiliates	14,803	11,616	8,313
Income tax provision	(4,499)	(1,305)	(1,404)
Income from continuing operations before gain on sales of real estate assets	247,637	113,337	183,763
Gain on sales of real estate assets	5,342	1,980	2,286
Income from continuing operations	252,979	115,317	186,049
Operating loss of discontinued operations	(222)	(6,091)	(12,468)
Gain on discontinued operations	276	1,144	938
Net income	253,033	110,370	174,519
Net income attributable to noncontrolling interests	(3,777)	(18,041)	(23,652)
Net income attributable to the Operating Partnership	249,256	92,329	150,867
Distributions to preferred unitholders	(44,892)	(44,892)	(47,511)
Net income attributable to common unitholders	$204,364	$47,437	$103,356

Basic per unit data attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$1.02	$0.26	$0.59
Discontinued operations	0.00	(0.02)	(0.05)
Net income attributable to common unitholders	$1.02	$0.24	$0.54
Weighted-average common units outstanding	199,660	196,572	190,223

Diluted per unit data attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$1.02	$0.26	$0.59
Discontinued operations	0.00	(0.02)	(0.05)
Net income attributable to common unitholders	$1.02	$0.24	$0.54
Weighted-average common and potential dilutive common units outstanding	199,660	196,572	190,268

Amounts attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$204,318	$51,640	$112,736
Discontinued operations	46	(4,203)	(9,380)
Net income attributable to common unitholders	$204,364	$47,437	$103,356
The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Limited Partnership
 Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$253,033	$110,370	$174,519

Other comprehensive income (loss):
Unrealized holding gain (loss) on available-for-sale securities	6,543	(2,583)	4,426
Reclassification to net income of realized gain on available-for-sale securities	—	—	(224)
Unrealized gain (loss) on hedging instruments	3,977	1,815	(207)
Reclassification of hedging effect on earnings	(2,195)	—	—
Total other comprehensive income (loss)	8,325	(768)	3,995

Comprehensive income	261,358	109,602	178,514
Comprehensive income attributable to noncontrolling interests	(3,777)	(18,041)	(23,652)
Comprehensive income attributable to the Operating Partnership	$257,581	$91,561	$154,862

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Limited Partnership
Consolidated Statements of Capital
(in thousands)

	Redeemable Interests			Number of			Common Units
	Redeemable Noncontrolling Interests	Redeemable Common Units	Total Redeemable Interests	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Income	Total Partners' Capital	Noncontrolling Interests	Total Capital
Balance, December 31, 2011	$6,235	$26,036	$32,271	22,750	190,380	$509,719	$10,178	$944,633	$1,711	$1,466,241	$4,280	$1,470,521
Net income (loss)	3,597	848	4,445	—	—	43,738	1,616	104,665	—	150,019	(647)	149,372
Other comprehensive income	—	21	21	—	—	—	—	—	3,974	3,974	—	3,974
Issuance of Series E preferred units to CBL	—	—	—	6,900	—	166,720	—	—	—	166,720	—	166,720
Redemption of Series C preferred units	—	—	—	(4,600)	—	(111,227)	(41)	(3,732)	—	(115,000)	—	(115,000)
Redemption of common units	—	—	—	—	(627)	—	—	(9,429)	—	(9,429)	—	(9,429)
Issuance of common units	—	—	—	—	855	—	—	14,730	—	14,730	—	14,730
Distributions declared - common units	—	(4,685)	(4,685)	—	—	—	(1,771)	(167,995)	—	(169,766)	—	(169,766)
Distributions declared - preferred units	—	—	—	—	—	(43,738)	—	—	—	(43,738)	—	(43,738)
Cancellation of restricted common stock	—	—	—	—	(39)	—	—	(633)	—	(633)	—	(633)
Contributions from CBL related to exercises of stock options	—	—	—	—	244	—	—	4,454	—	4,454	—	4,454
Accrual under deferred compensation arrangements	—	—	—	—	—	—	1	43	—	44	—	44
Amortization of deferred compensation	—	32	32	—	—	—	41	3,790	—	3,831	—	3,831
Accelerated vesting of share-based compensation	—	(6)	(6)	—	—	—	(8)	(711)	—	(719)	—	(719)
Issuance of common units under deferred compensation arrangement	—	—	—	—	42	—	—	(615)	—	(615)	—	(615)
Allocation of partners' capital	—	3,171	3,171	—	—	—	(18)	(3,153)	—	(3,171)	—	(3,171)
Adjustment to record redeemable interests at redemption value	360	8,418	8,778	—	—	—	(94)	(8,684)	—	(8,778)	—	(8,778)
Distributions to noncontrolling interests	(3,779)	—	(3,779)	—	—	—	—	—	—	—	(2,423)	(2,423)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	7,120	7,120
Purchase of noncontrolling interest in other consolidated subsidiaries	—	—	—	—	—	—	—	—	—	—	40,962	40,962
Acquire controlling interests in shopping center properties	—	—	—	—	—	—	—	—	—	—	14,204	14,204
Balance, December 31, 2012	$6,413	$33,835	$40,248	25,050	190,855	$565,212	$9,904	$877,363	$5,685	$1,458,164	$63,496	$1,521,660

CBL & Associates Limited Partnership
Consolidated Statements of Capital
(Continued)
(in thousands)

	Redeemable Interests			Number of			Common Units
	Redeemable Noncontrolling Interests	Redeemable Common Units	Total Redeemable Interests	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Income	Total Partners' Capital	Noncontrolling Interests	Total Capital
Balance, December 31, 2012	$6,413	$33,835	$40,248	25,050	190,855	$565,212	$9,904	$877,363	$5,685	$1,458,164	$63,496	$1,521,660
Net income	2,565	376	2,941	—	—	44,892	491	46,570	—	91,953	839	92,792
Other comprehensive loss	—	(6)	(6)	—	—	—	—	—	(762)	(762)	—	(762)
Redemption of redeemable noncontrolling preferred joint venture interest	—	—	—	—	—	—	104	9,896	—	10,000	—	10,000
Issuance of common units	—	—	—	—	8,780	—	—	216,588	—	216,588	—	216,588
Distributions declared - common units	—	—	—	—	—	—	(1,851)	(155,680)	—	(157,531)	—	(157,531)
Distributions declared - preferred units	—	—	—	—	—	(44,892)	—	—	—	(44,892)	—	(44,892)
Cancellation of restricted common stock	—	—	—	—	(42)	—	—	(720)	—	(720)	—	(720)
Accrual under deferred compensation arrangements	—	—	—	—	—	—	(74)	(7,021)	—	(7,095)	—	(7,095)
Amortization of deferred compensation	—	—	—	—	—	—	28	2,676	—	2,704	—	2,704
Allocation of partners' capital	—	4,589	4,589	—	—	—	1,425	(6,158)	—	(4,733)	57	(4,676)
Adjustment to record redeemable interests at redemption value	(1,545)	(5,467)	(7,012)	—	—	—	148	6,938	—	7,086	—	7,086
Distributions to noncontrolling interests	(1,550)	(4,571)	(6,121)	—	—	—	(309)	(29,277)	—	(29,586)	(10,299)	(39,885)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	6,530	6,530
Acquire controlling interest in shopping center property	—	—	—	—	—	—	—	—	—	—	(41,444)	(41,444)
Balance, December 31, 2013	$5,883	$28,756	$34,639	25,050	199,593	$565,212	$9,866	$961,175	$4,923	$1,541,176	$19,179	$1,560,355

Net income	1,827	1,598	3,425	—	—	44,892	2,081	200,686	—	247,659	1,880	249,539
Other comprehensive income	—	65	65	—	—	—	—	—	8,260	8,260	—	8,260
Redemption of common units	—	—	—	—	(273)	—	—	(4,861)	—	(4,861)	—	(4,861)
Issuance of common units	—	—	—	—	246	—	—	683	—	683	—	683
Distributions declared - common units	—	(4,571)	(4,571)	—	—	—	(1,479)	(200,004)	—	(201,483)	—	(201,483)
Distributions declared - preferred units	—	—	—	—	—	(44,892)	—	—	—	(44,892)	—	(44,892)
Cancellation of restricted common stock	—	—	—	—	(34)	—	—	(389)	—	(389)	—	(389)
Amortization of deferred compensation	—	—	—	—	—	—	36	3,472	—	3,508	—	3,508
Allocation of partners' capital	—	2,937	2,937	—	—	—	(660)	(2,132)	—	(2,792)	—	(2,792)
Adjustment to record redeemable interests at redemption value	3,017	2,319	5,336	—	—	—	(55)	(5,281)	—	(5,336)	—	(5,336)
Distributions to noncontrolling interests	(4,272)	—	(4,272)	—	—	—	—	—	—	—	(13,089)	(13,089)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	938	938
Balance, December 31, 2014	$6,455	$31,104	$37,559	25,050	199,532	$565,212	$9,789	$953,349	$13,183	$1,541,533	$8,908	$1,550,441

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Limited Partnership
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$253,033	$110,370	$174,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	291,273	285,549	268,634
Amortization of deferred finance costs, debt premiums and discounts	4,405	4,783	7,896
Net amortization of intangible lease assets and liabilities	368	63	(1,263)
Gain on sales of real estate assets	(5,342)	(1,980)	(5,323)
Gain on discontinued operations	(276)	(1,144)	(938)
Write-off of development projects	136	334	(39)
Share-based compensation expense	3,979	2,725	3,740
Net realized gain on sale of available-for-sale securities	—	—	(224)
Gain on investments	—	(2,400)	(45,072)
Loss on impairment	17,858	70,049	24,379
Loss on impairment from discontinued operations	681	5,234	26,461
(Gain) loss on extinguishment of debt	(87,893)	9,108	(265)
Equity in earnings of unconsolidated affiliates	(14,803)	(11,616)	(8,313)
Distributions of earnings from unconsolidated affiliates	21,866	15,995	17,074
Provision for doubtful accounts	2,643	1,816	1,523
Change in deferred tax accounts	1,329	1,824	3,095
Changes in:
Tenant and other receivables	(4,053)	(12,358)	(2,150)
Other assets	1,101	5,928	1,801
Accounts payable and accrued liabilities	(18,242)	(19,539)	15,646
Net cash provided by operating activities	468,063	464,741	481,181

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(277,624)	(314,299)	(217,827)
Acquisitions of real estate assets	—	(41,444)	(96,099)
(Additions) reductions to restricted cash	4,880	(7,592)	(1,063)
(Additions) reductions to cash held in escrow	—	15,000	(15,000)
Purchase of partners' interest in unconsolidated affiliates	—	—	(14,280)
Proceeds from sales of real estate assets	16,513	240,150	76,950
Proceeds from sales of investments in unconsolidated affiliates	—	4,875	—
Additions to mortgage and other notes receivable	—	(2,700)	(3,584)
Payments received on mortgage and other notes receivable	20,973	5,672	3,002
Proceeds from sale of available-for-sale securities	—	11,002	—
Additional investments in and advances to unconsolidated affiliates	(30,404)	(34,063)	(8,809)
Distributions in excess of equity in earnings of unconsolidated affiliates	39,229	11,310	43,160
Changes in other assets	(8,422)	(13,604)	(13,133)
Net cash used in investing activities	(234,855)	(125,693)	(246,683)

CBL & Associates Limited Partnership
Consolidated Statements of Cash Flows
(Continued)
(In thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$1,061,928	$2,298,116	$1,869,140
Principal payments on mortgage and other indebtedness	(1,050,647)	(2,179,541)	(1,884,935)
Additions to deferred financing costs	(2,386)	(7,739)	(7,384)
Prepayment fees on extinguishment of debt	(1,506)	(8,708)	—
Proceeds from issuances of common units	175	209,547	172
Proceeds from issuances of preferred units	—	—	167,078
Redemption of common units	(4,861)	—	(9,863)
Redemption of preferred units	—	—	(115,000)
Contributions from CBL related to exercises of stock options	—	—	4,454
Redemption of redeemable noncontrolling preferred joint venture interest	—	(408,577)	—
Contributions from noncontrolling interests	938	6,530	7,120
Distributions to noncontrolling interests	(52,712)	(65,187)	(26,899)
Distributions to preferred unitholders	(44,892)	(44,892)	(43,738)
Distributions to common unitholders	(166,805)	(151,355)	(172,476)
Net cash used in financing activities	(260,768)	(351,806)	(212,331)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(27,560)	(12,758)	22,167
CASH AND CASH EQUIVALENTS, beginning of period	65,486	78,244	56,077
CASH AND CASH EQUIVALENTS, end of period	$37,926	$65,486	$78,244

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
CBL conducts substantially all of its business through the Operating Partnership. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a VIE. As of December 31, 2014, the Operating Partnership owned interests in the following Properties:

	Malls (1)	Associated Centers	Community Centers	Office Buildings (2)	Total
Consolidated Properties	72	25	6	8	111
Unconsolidated Properties (3)	9	4	5	5	23
Total	81	29	11	13	134

(1)	Category consists of regional malls, open-air centers and outlet centers (including one mixed-use center).

(2)	Includes CBL's corporate office building.

(3)	The Operating Partnership accounts for these investments using the equity method because one or more of the other partners have substantive participating rights.

At December 31, 2014, the Operating Partnership had interests in the following Construction Properties:

	Consolidated Properties		Unconsolidated Properties
	Malls	Community Centers	Malls	Community Centers
Development	—	1	—	1
Expansions	1	—	—	2
Redevelopment	3	—	1	—
The Operating Partnership also holds options to acquire certain development properties owned by third parties.
CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At December 31, 2014, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 84.3% limited partner interest for a combined interest held by CBL of 85.3%.
As used herein, the term "Company" includes CBL & Associates Properties, Inc. and its subsidiaries, including CBL & Associates Limited Partnership and its subsidiaries, unless the context indicates otherwise. The term "Operating Partnership" refers to CBL & Associates Limited Partnership and its subsidiaries.
The noncontrolling interest in the Operating Partnership is held by CBL's Predecessor, all of which contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993, and by various third parties. At December 31, 2014, CBL’s Predecessor owned a 9.1% limited partner interest and third parties owned a 5.6% limited partner interest in the Operating Partnership.  CBL’s Predecessor also owned 3.4 million shares of the Company's common stock at December 31, 2014, for a total combined effective interest of 10.8% in the Operating Partnership.
The Operating Partnership conducts the Company's property management and development activities through its wholly-owned subsidiary, the Management Company, to comply with certain requirements of the Internal Revenue Code.

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
The accompanying consolidated financial statements include the consolidated accounts of the Company, the Operating Partnership and their wholly owned subsidiaries, as well as entities in which the Company has a controlling financial interest or entities where the Company is deemed to be the primary beneficiary of a VIE. For entities in which the Company has less than a controlling financial interest or entities where the Company is not deemed to be the primary beneficiary of a VIE, the entities are accounted for using the equity method of accounting. Accordingly, the Company's share of the net earnings or losses of these entities is included in consolidated net income. The accompanying consolidated financial statements have been prepared in accordance with GAAP.  All intercompany transactions have been eliminated.
The financial results of certain Properties that met the criteria for classification as discontinued operations, prior to the adoption of Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08") in the first quarter of 2014, have been classified as discontinued operations in the consolidated financial statements for all periods presented herein.  Except where noted, the information presented in the Notes to Consolidated Financial Statements excludes discontinued operations.
Accounting Guidance Adopted
In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date ("ASU 2013-04"). ASU 2013-04 addresses the diversity in practice related to the recognition, measurement and disclosure of certain obligations which are not addressed within existing GAAP guidance. Such obligations under the scope of ASU 2013-04 include debt arrangements, other contractual obligations, settled litigation and judicial rulings. The guidance requires an entity to measure these joint and several obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors as well as any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose information about the nature and amount of these obligations. For public companies, ASU 2013-04 was effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-04 did not have an impact on the Company's consolidated financial statements.
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). The objective of this update is to reduce the diversity in practice related to the presentation of certain unrecognized tax benefits. ASU 2013-11 provides that unrecognized tax benefits are to be presented as a reduction of a deferred tax asset for a net operating loss ("NOL") carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the governing tax law. To the extent such an NOL carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position or the entity does not intend to use the deferred tax asset for this purpose, the unrecognized tax benefit is to be recorded as a liability in the financial statements and should not be netted with a deferred tax asset. ASU 2013-11 was effective for public companies for fiscal years beginning after December 15, 2013 and interim periods within those years. The guidance is applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application was permitted. The adoption of ASU 2013-11 did not have an impact on the Company's consolidated financial statements.
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
 The Company’s intangibles and their balance sheet classifications as of December 31, 2014 and 2013, are summarized as follows:

	December 31, 2014		December 31, 2013
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible lease assets and other assets:
Above-market leases	$64,696	$(45,662)	$65,932	$(41,230)
In-place leases	110,211	(71,272)	111,769	(60,243)
Tenant relationships	29,664	(4,917)	27,381	(4,004)
Accounts payable and accrued liabilities:
Below-market leases	99,189	(68,127)	101,901	(64,046)
These intangibles are related to specific tenant leases.  Should a termination occur earlier than the date indicated in the lease, the related intangible assets or liabilities, if any, related to the lease are recorded as expense or income, as applicable. The total net amortization expense of the above intangibles was $13,973, $19,030 and $10,558 in 2014, 2013 and 2012, respectively.  The estimated total net amortization expense for the next five succeeding years is $10,698 in 2015, $6,519 in 2016, $4,897 in 2017, $2,488 in 2018 and $1,869 in 2019.
Total interest expense capitalized was $7,122, $4,889 and $2,671 in 2014, 2013 and 2012, respectively.

Carrying Value of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances warrant such a review.  The carrying value of a long-lived asset is considered impaired when its estimated future undiscounted cash flows are less than its carrying value. The Company estimates fair value using the undiscounted cash flows expected to be generated by each Property, which are based on a number of assumptions such as leasing expectations, operating budgets, estimated useful lives, future maintenance expenditures, intent to hold for use and capitalization rates.  If it is determined that impairment has occurred, the amount of the impairment charge is equal to the excess of the asset’s carrying value over its estimated fair value.  These assumptions are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates and costs to operate each Property.  As these factors are difficult to predict and are subject to future events that may alter the assumptions used, the future cash flows estimated in the Company’s impairment analyses may not be achieved. See Note 4 and Note 15 for information related to the impairment of long-lived assets for 2014, 2013 and 2012.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents.
 Restricted Cash
 Restricted cash of $40,175 and $46,252 was included in intangible lease assets and other assets at December 31, 2014 and 2013, respectively.  Restricted cash consists primarily of cash held in escrow accounts for debt service, insurance, real estate taxes, capital improvements and deferred maintenance as required by the terms of certain mortgage notes payable, as well as contributions from tenants to be used for future marketing activities.
Allowance for Doubtful Accounts
 The Company periodically performs a detailed review of amounts due from tenants to determine if accounts receivable balances are realizable based on factors affecting the collectability of those balances. The Company’s estimate of the allowance for doubtful accounts requires management to exercise significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.  The Company recorded a provision for doubtful accounts of $2,643, $1,253 and $798 for 2014, 2013 and 2012, respectively.
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
 Any differences between the cost of the Company’s investment in an unconsolidated affiliate and its underlying equity as reflected in the unconsolidated affiliate’s financial statements generally result from costs of the Company’s investment that are not reflected on the unconsolidated affiliate’s financial statements, capitalized interest on its investment and the Company’s share of development and leasing fees that are paid by the unconsolidated affiliate to the Company for development and leasing services provided to the unconsolidated affiliate during any development periods. At December 31, 2014 and 2013, the components of the net difference between the Company’s investment in unconsolidated affiliates and the underlying equity of unconsolidated affiliates, which are amortized over a period equal to the useful life of the unconsolidated affiliates' asset/liability that is related to the basis difference, was $13,390 and $14,650, respectively.
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
No impairments of investments in unconsolidated affiliates were recorded in 2014, 2013 and 2012.
Deferred Financing Costs
 Net deferred financing costs of $22,177 and $25,061 were included in intangible lease assets and other assets at December 31, 2014 and 2013, respectively. Deferred financing costs include fees and costs incurred to obtain financing and are amortized on a straight-line basis to interest expense over the terms of the related indebtedness. Amortization expense was $6,910, $7,468 and $10,263 in 2014, 2013 and 2012, respectively. Accumulated amortization was $17,302 and $14,656 as of December 31, 2014 and 2013, respectively.
Marketable Securities
 Intangible lease assets and other assets include marketable securities consisting of corporate equity securities that are classified as available-for-sale. Unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of accumulated other comprehensive income (loss) ("AOCI/L") in redeemable noncontrolling interests, shareholders’ equity and partners' capital, and noncontrolling interests. Realized gains and losses are recorded in other income. Gains or losses on securities sold are based on the specific identification method.  The Company did not recognize any realized gains or losses related to sales of marketable securities in 2014 and 2013. The Company recognized a net realized gain on sales of available-for-sale securities of $224 in 2012.
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
There were no other-than-temporary impairments of marketable securities incurred during 2014, 2013 and 2012. The following is a summary of the marketable securities held by the Company as of December 31, 2014 and 2013:

		Gross Unrealized
	Adjusted Cost	Gains	Losses	Fair Value
December 31, 2014:
Common stocks (1)	$4,195	$16,321	$—	$20,516

December 31, 2013:
Common stocks	$4,195	$9,778	$—	$13,973

(I)	See subsequent event related to sale of marketable securities in Note 19.

Interest Rate Hedging Instruments
 The Company recognizes its derivative financial instruments in either accounts payable and accrued liabilities or intangible lease assets and other assets, as applicable, in the consolidated balance sheets and measures those instruments at fair value.  The accounting for changes in the fair value (i.e., gain or loss) of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. To qualify as a hedging instrument, a derivative must pass prescribed effectiveness tests, performed quarterly using both qualitative and quantitative methods. The Company has entered into derivative agreements as of December 31, 2014 and 2013 that qualify as hedging instruments and were designated, based upon the exposure being hedged, as cash flow hedges.  The fair value of these cash flow hedges as of December 31, 2014 and 2013 was $2,226 and $4,007, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. To the extent they are effective, changes in the fair values of cash flow hedges are reported in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. The ineffective portion of the hedge, if any, is recognized in current earnings during the period of change in fair value. The gain or loss on the termination of an effective cash flow hedge is reported in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged item affects earnings.  The Company also assesses the credit risk that the counterparty will not perform according to the terms of the contract.
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
As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State tax expense was $4,079, $3,570 and $3,530 during 2014, 2013 and 2012, respectively.
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

The Company recorded an income tax provision as follows for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Current tax benefit (provision)	$(3,170)	$518	$1,691
Deferred tax provision	(1,329)	(1,823)	(3,095)
Income tax provision	$(4,499)	(1,305)	(1,404)
The Company had a net deferred tax asset of $394 and $4,893 at December 31, 2014 and 2013, respectively. The net deferred tax asset at December 31, 2014 and 2013 is included in intangible lease assets and other assets and primarily consisted of operating expense accruals and differences between book and tax depreciation.  As of December 31, 2014, tax years that generally remain subject to examination by the Company’s major tax jurisdictions include 2011, 2012, 2013 and 2014.
The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its statement of operations.  In addition, any interest incurred on tax assessments is reported as interest expense.  The Company reported nominal interest and penalty amounts in 2014, 2013 and 2012.
 Concentration of Credit Risk
The Company’s tenants include national, regional and local retailers. Financial instruments that subject the Company to concentrations of credit risk consist primarily of tenant receivables. The Company generally does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of tenants.
The Company derives a substantial portion of its rental income from various national and regional retail companies; however, no single tenant collectively accounted for more than 3.4% of the Company’s total revenues in 2014, 2013 or 2012.
Earnings Per Share and Earnings per Unit
See Note 7 for information regarding significant CBL equity offerings that affected per share and per unit amounts for each period presented.
Earnings per Share of the Company
Basic earnings per share ("EPS") is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potential dilutive common shares outstanding. The limited partners’ rights to convert their noncontrolling interests in the Operating Partnership into shares of common stock are not dilutive. There were no potential dilutive common shares and there were no anti-dilutive shares for the years ended December 31, 2014 and 2013.
The following summarizes the impact of potential dilutive common shares on the denominator used to compute EPS for the year ended December 31, 2012:

Year Ended December 31, 2012
Denominator – basic	154,762
Stock options	3
Deemed shares related to deferred compensation arrangements	42
Denominator – diluted	154,807

Earnings per Unit of the Operating Partnership
Basic earnings per unit ("EPU") is computed by dividing net income attributable to common unitholders by the weighted-average number of common units outstanding for the period. Diluted EPU assumes the issuance of common units for all potential dilutive common units outstanding. There were no potential dilutive common units and there were no anti-dilutive units for the years ended December 31, 2014 and 2013.

The following summarizes the impact of potential dilutive common units on the denominator used to compute EPU for the year ended December 31, 2012:

Year Ended December 31, 2012
Denominator – basic	190,223
Stock options	3
Deemed units related to deferred compensation arrangements	42
Denominator – diluted	190,268

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
The changes in the components of AOCI for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Redeemable Noncontrolling Interests		The Company		Noncontrolling Interests
	Unrealized Gains (Losses)
	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Total
Beginning balance, January 1, 2012	$377	$328	$(2,628)	$6,053	$(3,488)	$1,775	$2,417
OCI before reclassifications	(4)	23	2,139	3,510	(75)	445	6,038
Amounts reclassified from AOCI (1)	—	2	(2,267)	179	—	43	(2,043)
Net year-to-date period OCI	(4)	25	(128)	3,689	(75)	488	3,995
Ending balance, December 31, 2012	373	353	(2,756)	9,742	(3,563)	2,263	6,412
OCI before reclassifications	14	(20)	3,839	(2,203)	259	(360)	1,529
Amounts reclassified from AOCI (1)	—	—	(2,297)	—	—	—	(2,297)
Net year-to-date period OCI	14	(20)	1,542	(2,203)	259	(360)	(768)
Ending balance, December 31, 2013	387	333	(1,214)	7,539	(3,304)	1,903	5,644
OCI before reclassifications	14	51	3,712	5,569	251	923	10,520
Amounts reclassified from AOCI (1)	—	—	(2,195)	—	—	—	(2,195)
Net year-to-date period OCI	14	51	1,517	5,569	251	923	8,325
Ending balance, December 31, 2014	$401	$384	$303	$13,108	$(3,053)	$2,826	$13,969

(1)
Reclassified $2,195, $2,297 and $2,267 of interest on cash flow hedges to Interest Expense in the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012, respectively. Reclassified $224 net realized gain on sale of available-for-sale securities to Interest and Other Income in the consolidated statements of operations for the year ended December 31, 2012.

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
The changes in the components of AOCI for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Redeemable Common Units		Partners' Capital
	Unrealized Gains (Losses)
	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Total
Beginning balance, January 1, 2012	$377	$328	$(6,116)	$7,828	$2,417
OCI before reclassifications	(4)	23	2,064	3,955	6,038
Amounts reclassified from AOCI (1)	—	2	(2,267)	222	(2,043)
Net year-to-date period OCI	(4)	25	(203)	4,177	3,995
Ending balance, December 31, 2012	373	353	(6,319)	12,005	6,412
OCI before reclassifications	14	(20)	4,098	(2,563)	1,529
Amounts reclassified from AOCI (1)	—	—	(2,297)	—	(2,297)
Net year-to-date period OCI	14	(20)	1,801	(2,563)	(768)
Ending balance, December 31, 2013	387	333	(4,518)	9,442	5,644
OCI before reclassifications	14	51	3,963	6,492	10,520
Amounts reclassified from AOCI (1)	—	—	(2,195)	—	(2,195)
Net year-to-date period OCI	14	51	1,768	6,492	8,325
Ending balance, December 31, 2014	$401	$384	$(2,750)	$15,934	$13,969

(1)
Reclassified $2,195, $2,297 and $2,267 of interest on cash flow hedges to Interest Expense in the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012, respectively. Reclassified $224 net realized gain on sale of available-for-sale securities to Interest and Other Income in the consolidated statements of operations for the year ended December 31, 2012.

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

NOTE 3. ACQUISITIONS
The Company includes the results of operations of real estate assets acquired in the consolidated statements of operations from the date of the related acquisition. The pro forma effect of these acquisitions was not material. The Company did not acquire any properties during the year ended December 31, 2014. The following is a summary of the Company's acquisitions since January 1, 2012:

Purchase Date	Property	Property Type	Location	Ownership Percentage Acquired	Cash	Debt Assumed	Other	Purchase Price
2013 Activity:
April	Kirkwood Mall (1)	Mall	Bismarck, ND	51.0%	$41,378	$20,587	$—	$61,965

2012 Activity:
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

(1)
The Company acquired a 49.0% joint venture interest in Kirkwood Mall in December 2012. The cash paid was based on a total value of $121,500 including a $40,368 non-recourse loan. The Company executed an agreement to acquire the remaining 51.0% interest within 90 days subject to lender approval to assume the loan, which bears interest at a fixed rate of 5.75% and matures in April 2018. As the assumed loan was at an above-market interest rate compared to similar debt instruments at the date of acquisition, the Company recorded a debt premium of $2,970, computed using an estimated market interest rate of 4.25%. In accordance with its executed agreement, the Company acquired the remaining 51.0% interest in Kirkwood Mall in April 2013. As described in Note 8, the Company consolidated this joint venture as of December 31, 2013 and 2012.

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

(5)
The Company also acquired a 50.0% interest in outparcel land adjacent to the outlet shopping center for $3,864 in addition to the $31,592 paid for the 75.0% share of the outlet shopping center. See Note 5. The amount paid for the Company's 75.0% and 50.0% interests was based on a total value of $116,775 including the assumption of a $66,924 non-recourse loan, which bears interest at a fixed rate of 7.06% and matures in December 2017. The debt assumed was at an above-average interest rate compared to similar debt instruments at the date of acquisition, so the Company recorded a debt premium of $7,700 (of which $5,775 represents the Company's 75.0% share), computed using an estimated market interest rate of 4.75%. The entity that owned The Outlet Shoppes at El Paso used a portion of the cash proceeds to repay a $9,150 mezzanine loan provided by the Company, of which the Company's share was $6,862. After considering the repayment of the mezzanine loan to the Company, the net consideration paid by the Company in connection with this transaction was $28,594.

The following table summarizes the final allocations of the estimated fair values of the assets acquired and liabilities assumed as of the respective acquisition dates for the Properties listed above:

2012
Land	$87,869
Buildings and improvements	379,763
Investments in unconsolidated affiliates	3,864
Tenant improvements	15,328
Above-market leases	15,359
In-place leases	65,814
Total assets	567,997
Mortgage note payables assumed	(259,470)
Debt premium	(15,334)
Below-market leases	(39,698)
Noncontrolling interest	(60,295)
Value of Company's interest in joint ventures	(65,494)
Net assets acquired	$127,706

NOTE 4. DISPOSALS AND DISCONTINUED OPERATIONS
In the first quarter of 2014, the Company adopted ASU 2014-08, which changed the definition and criteria of property disposals classified as discontinued operations, on a prospective basis. As a result of applying this accounting guidance, the 2014 disposals listed below were not reclassified to discontinued operations as the 2013 and 2012 disposals were.
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
The following is a summary of the Company's 2014 dispositions by sale:

				Sales Price		Gain
Sales Date	Property	Property Type	Location	Gross	Net
2014 Activity:
September	Pemberton Plaza (1)	Community Center	Vicksburg, MS	$1,975	$1,886	$—
June	Foothills Plaza Expansion	Associated Center	Maryville, TN	2,640	2,387	937
May	Lakeshore Mall (2)	Mall	Sebring, FL	14,000	13,613	—
				$18,615	$17,886	$937

(1)	The Company recognized a loss on impairment of real estate of $497 in the third quarter of 2014 when it adjusted the book value of Pemberton Plaza to its net sales price.

(2)
The gross sales price of $14,000 consisted of a $10,000 promissory note and $4,000 in cash. The note receivable was paid off in the third quarter of 2014. The Company recognized a loss on impairment of real estate of $5,100 in the first quarter of 2014 when it adjusted the book value of Lakeshore Mall to its estimated fair value of $13,780 based on a binding purchase agreement signed in April 2014. The sale closed in May 2014 and the Company recognized an impairment loss of $106 in the second quarter of 2014 as a result of additional closing costs.

The Company recognized a gain on extinguishment of debt for each of the Properties listed below, representing the amount by which the outstanding debt balance exceeded the net book value of the Property as of the transfer date. See Note 6 for additional information. The following is a summary of the Company's other 2014 dispositions:

				Balance of Non-recourse Debt	Gain on Extinguishment of Debt
Disposal Date	Property	Property Type	Location
2014 Activity:
October	Columbia Place (1)	Mall	Columbia, SC	$27,265	$27,171
September	Chapel Hill Mall (2)	Mall	Akron, OH	68,563	18,296
January	Citadel Mall (3)	Mall	Charleston, SC	68,169	43,932
				$163,997	$89,399

(1)
The Company conveyed the Mall to the lender by a deed-in-lieu of foreclosure. A non-cash impairment loss of $50,683 was recorded in 2011 to write down the book value of the Mall to its then estimated fair value. The Company also recorded $3,181 of non-cash default interest expense.

(2)
The Company conveyed the Mall to the lender by a deed-in-lieu of foreclosure. A non-cash impairment loss of $12,050 was recorded in 2014 to write down the book value of the Mall to its then estimated fair value. The Company also recorded $1,514 of non-cash default interest expense.

(3)
The mortgage lender completed the foreclosure process and received the title to the Mall in satisfaction of the non-recourse debt. A non-cash impairment loss of $20,453 was recorded in 2013 to write down the book value of the Mall to its then estimated fair value.

2013 Dispositions
The results of operations of the Properties described below, as well as any gains or impairment losses related to those Properties, are included in discontinued operations for all periods presented, as applicable. Net proceeds from these sales were used to reduce the outstanding balances on the Company's credit facilities. The following is a summary of the Company's 2013 dispositions:

				Sales Price		Gain/ (Loss)
Sales Date	Property	Property Type	Location	Gross	Net
2013 Activity:
August	Georgia Square, Georgia Square Plaza, Panama City Mall, The Shoppes at Panama City, RiverGate Mall, Village at RiverGate (1)	Mall & Associated Center	Athens, GA Panama City, FL Nashville, TN	$176,000	$171,977	$(19)
March	1500 Sunday Drive	Office Building	Raleigh, NC	8,300	7,862	(549)
March	Peninsula I & II	Office Building	Newport News, VA	5,250	5,121	598
January	Lake Point & SunTrust	Office Building	Greensboro, NC	30,875	30,490	823
December 2008 (2)	706 & 708 Green Valley Road	Office Building	Greensboro, NC			281
	Various (3)					10
				$220,425	$215,450	$1,144

(1)
A loss on impairment of $5,234 was recorded in the third quarter of 2013 to write down the book value of these six Properties sold in a portfolio sale to the net sales price. Subsequent to December 31, 2013, the Company recognized an additional impairment of $681 on one of these sold Properties.

(2)	Recognition of gain that was deferred in December 2008 upon repayment of the notes receivable for a portion of the sales price.

(3)	Reflects subsequent true-ups for settlement of estimated expenses based on actual amounts for sales that occurred in prior periods.

2012 Dispositions
The results of operations of the Properties described below, as well as any gains or impairment losses related to those Properties, are included in discontinued operations for all periods presented, as applicable. Net proceeds from these sales were used to reduce the outstanding balances on the Company's credit facilities. The following is a summary of the Company's 2012 dispositions:

				Sales Price		Gain/ (Loss)
Sales Date	Property	Property Type	Location	Gross	Net
2012 Activity:
December	Willowbrook Plaza (1)	Community Center	Houston, TX	$24,450	$24,171	$—
October	Towne Mall (2)	Mall	Franklin, OH	950	892	(3)
October	Hickory Hollow Mall (3)	Mall	Antioch, TN	1,000	966	(6)
July	Massard Crossing	Community Center	Fort Smith, AR	7,803	7,432	98
March	Settlers Ridge - Phase II (4)	Community Center	Robinson Township, PA	19,144	18,951	883
January	Oak Hollow Square (5)	Community Center	High Point, NC	14,247	13,796	(1)
	Various (6)					(33)
				$67,594	$66,208	$938

(1)	A loss on impairment of $17,743 was recorded in the third quarter of 2012 to write down the book value of this Property to its then estimated fair value.

(2)	A loss on impairment of $419 was recorded in the third quarter of 2012 to write down the book value of this Property to its expected sales price.

(3)	A loss on impairment of $8,047 was recorded in the third quarter of 2012 to write down the book value of this Property to its expected sales price.

(4)	A loss on impairment of $4,457 was recorded in the second quarter of 2011 to write down the book value of this Property to its then estimated fair value.

(5)
A loss on impairment of $255 was recorded in the first quarter of 2012 related to the true-up of certain estimated amounts to actual amounts. Additionally, the Company wrote down the depreciated book value of this Property to the estimated sales price and recorded a loss on impairment of $729 in the fourth quarter of 2011.

(6)	Reflects subsequent true-ups for settlement of estimated expenses based on actual amounts for sales that occurred in prior periods.

Total revenues of the Properties described above that are included in discontinued operations were $15,468 and $43,911 in 2013 and 2012, respectively.  The total net investment in real estate assets at the time of sale for the Properties sold during 2013 and 2012 was $219,833 and $51,184, respectively.  There were no outstanding loans on any of the Properties sold during 2013 and 2012. Discontinued operations for the years ended December 31, 2014, 2013 and 2012 also include settlements of estimated expense based on actual amounts for Properties sold during previous years.

NOTE 5. UNCONSOLIDATED AFFILIATES AND COST METHOD INVESTMENTS

Unconsolidated Affiliates

At December 31, 2014, the Company had investments in the following 19 entities, which are accounted for using the equity method of accounting:

Joint Venture	Property Name	Company's Interest
Ambassador Infrastructure, LLC	Ambassador Town Center - Infrastructure Improvements	65.0%
Ambassador Town Center JV, LLC	Ambassador Town Center	65.0%
CBL/T-C, LLC	CoolSprings Galleria, Oak Park Mall and West County Center	50.0%
CBL-TRS Joint Venture, LLC	Friendly Center, The Shops at Friendly Center and a portfolio of four office buildings	50.0%
CBL-TRS Joint Venture II, LLC	Renaissance Center	50.0%
El Paso Outlet Outparcels, LLC	The Outlet Shoppes at El Paso (vacant land)	50.0%
Fremaux Town Center JV, LLC	Fremaux Town Center	65.0%
Governor’s Square IB	Governor’s Plaza	50.0%
Governor’s Square Company	Governor’s Square	47.5%
High Pointe Commons, LP	High Pointe Commons	50.0%
High Pointe Commons II-HAP, LP	High Pointe Commons - Christmas Tree Shop	50.0%
JG Gulf Coast Town Center LLC	Gulf Coast Town Center	50.0%
Kentucky Oaks Mall Company	Kentucky Oaks Mall	50.0%
Mall of South Carolina L.P.	Coastal Grand—Myrtle Beach	50.0%
Mall of South Carolina Outparcel L.P.	Coastal Grand—Myrtle Beach (Coastal Grand Crossing and vacant land)	50.0%
Port Orange I, LLC	The Pavilion at Port Orange Phase I and one office building	50.0%
Triangle Town Member LLC	Triangle Town Center, Triangle Town Commons and Triangle Town Place	50.0%
West Melbourne I, LLC	Hammock Landing Phases I and II	50.0%
York Town Center, LP	York Town Center	50.0%

Although the Company had majority ownership of certain joint ventures during 2014, 2013 and 2012, it evaluated the investments and concluded that the other partners or owners in these joint ventures had substantive participating rights, such as approvals of:

•	the pro forma for the development and construction of the project and any material deviations or modifications thereto;

•	the site plan and any material deviations or modifications thereto;

•	the conceptual design of the project and the initial plans and specifications for the project and any material deviations or modifications thereto;

•	any acquisition/construction loans or any permanent financings/refinancings;

•	the annual operating budgets and any material deviations or modifications thereto;

•	the initial leasing plan and leasing parameters and any material deviations or modifications thereto; and

•	any material acquisitions or dispositions with respect to the project.

As a result of the joint control over these joint ventures, the Company accounts for these investments using the equity method of accounting.

Condensed combined financial statement information of these unconsolidated affiliates is as follows:

	December 31,
	2014	2013
ASSETS:
Investment in real estate assets	$2,266,252	$2,167,227
Accumulated depreciation	(619,558)	(555,174)
	1,646,694	1,612,053
Developments in progress	75,877	103,161
Net investment in real estate assets	1,722,571	1,715,214
Other assets	170,554	168,799
Total assets	$1,893,125	$1,884,013

LIABILITIES:
Mortgage and other indebtedness	$1,512,826	$1,468,422
Other liabilities	42,517	48,203
Total liabilities	1,555,343	1,516,625

OWNERS' EQUITY:
The Company	198,261	213,664
Other investors	139,521	153,724
Total owners' equity	337,782	367,388
Total liabilities and owners’ equity	$1,893,125	$1,884,013

	Year Ended December 31,
	2014	2013	2012
Total revenues	$250,248	$243,215	$251,628
Depreciation and amortization	(79,059)	(76,323)	(82,534)
Other operating expenses	(73,218)	(72,166)	(76,567)
Income from operations	97,971	94,726	92,527
Interest income	1,358	1,359	1,365
Interest expense	(74,754)	(76,934)	(84,421)
Gain on sales of real estate assets	1,697	102	2,063
Net income	$26,272	$19,253	$11,534

2014 Financings

The following table presents the loan activity of the Company's unconsolidated affiliates in 2014:

Date	Property	Stated Interest Rate	Maturity Date (1)		Amount Financed or Extended
December	Ambassador Town Center (2)	LIBOR + 1.80%	December 2017	(3)	$48,200
December	Ambassador Town Center - Infrastructure Improvements (4)	LIBOR + 2.00%	December 2017	(3)	11,700
November	Hammock Landing - Phase II (5)	LIBOR + 2.25%	November 2015	(6)	16,757
August	Fremaux Town Center - Phase I (7)	LIBOR + 2.00%	August 2016	(8)	47,291
August	Fremaux Town Center - Phase II (9)	LIBOR + 2.00%	August 2016	(8)	32,100
July	Coastal Grand - Myrtle Beach (10)	4.09%	August 2024		126,000
February	Fremaux Town Center - Phase I (11)	LIBOR + 2.125%	March 2016		47,291

(1)	Excludes any extension options.

(2)
The unconsolidated 65/35 joint venture closed on a construction loan for the development of Ambassador Town Center, a community center located in Lafayette, LA. The Operating Partnership has guaranteed 100% of the loan. See Note 14 for information on the Operating Partnership's guaranty of this loan and future guaranty reductions. The construction loan had an outstanding balance of $715 at December 31, 2014. The interest rate will be reduced to LIBOR + 1.60% once certain debt service and operational metrics are met.

(3)	The loan has two one-year extension options, which are at the joint venture's election, for an outside maturity date of December 2019.

(4)
The unconsolidated 65/35 joint venture was formed to construct certain infrastructure improvements related to the development of Ambassador Town Center. The Operating Partnership has guaranteed 100% of the loan. See Note 14 for information on the Operating Partnership's guaranty of this loan and future guaranty reductions. The infrastructure construction loan had an outstanding balance of $725 at December 31, 2014. Under a PILOT program, in lieu of ad valorem taxes, Ambassador and other contributing landowners will make annual PILOT payments to Ambassador Infrastructure, which will be used to repay the infrastructure construction loan.

(5)
The $10,757 construction loan was amended and restated to increase the loan by $6,000 to finance the construction of Academy Sports. The interest rate will be reduced to LIBOR + 2.00% once Academy Sports is open and paying contractual rent. See Note 14 for information on the Operating Partnership's guaranty of this loan and future guaranty reductions.

(6)	The construction loan has two one-year extension options, which are at the joint venture's election, for an outside maturity date of November 2017.

(7)
Fremaux amended and modified its Phase I construction loan to change the maturity date and interest rate. Additionally, the Operating Partnership's guarantee of the loan was reduced from 100% to 50% of the outstanding principal loan amount. See Note 14 for further information on future guarantee reductions.

(8)	The construction loan has two one-year extension options, which are at the joint venture's election, for an outside maturity date of August 2018.

(9)
The Operating Partnership's guaranty of the construction loan was reduced in the fourth quarter of 2014 from 100% to 50% upon the land closing with Dillard's. See Note 14 for further information on future guaranty reductions.

(10)
Two subsidiaries of Mall of South Carolina L.P. and Mall of South Carolina Outparcel L.P., closed on a non-recourse loan, secured by Coastal Grand-Myrtle Beach in Myrtle Beach, SC. Net proceeds were used to retire the outstanding borrowings under the previous loan, which had a balance of $75,238 as well as to pay off $18,000 of subordinated notes to the Company and its joint venture partner, each of which held $9,000. See Note 10 for additional information. Excess proceeds were distributed 50/50 to the Company and its partner and the Company's share of excess proceeds was used to reduce balances on its lines of credit.

(11)
Fremaux amended and restated its March 2013 loan agreement to increase the capacity on its construction loan from $46,000 to $47,291 for additional development costs related to Fremaux Town Center. The Operating Partnership had guaranteed 100% of the loan. The construction loan had two one-year extension options, which were at the joint venture's election, for an outside maturity date of March 2018. See footnote 7 and footnote 8 above for information on the extension and modification of the Phase I loan in August 2014.

2013 Financings

The following table presents the loan activity of the Company's unconsolidated affiliates in 2013:

Date	Property	Stated Interest Rate	Maturity Date (1)		Amount Financed or Extended
December	The Pavilion at Port Orange - Phase I (2)	LIBOR + 2.0%	November 2015	(3)	$62,600
December	Hammock Landing - Phase I (4)	LIBOR + 2.0%	November 2015	(3)	41,068
December	Hammock Landing - Phase II (5)	LIBOR + 2.25%	November 2015	(3)	10,757
March	Renaissance Center - Phase II (6)	3.49%	April 2023		16,000
March	Friendly Center (7)	3.48%	April 2023		100,000
March	Fremaux Town Center - Phase I (8)	LIBOR + 2.125%	March 2016		46,000

(1)	Excludes any extension options.

(2)
The construction loan was extended and modified to reduce the capacity from $64,950 to $62,600, reduce the interest rate from a variable-rate of LIBOR + 3.5% to a variable-rate of LIBOR + 2.0% and extend the maturity date. The Operating Partnership has guaranteed 25% of the construction loan.

(3)	The construction loan has two one-year extension options, which are at the joint venture's election, for an outside maturity date of November 2017.

(4)
The loan was amended and restated to extend the maturity date and reduce the interest rate from a variable-rate of LIBOR + 3.5% to a variable-rate of LIBOR + 2.0%. The Operating Partnership has guaranteed 25% of the loan.

(5)
A construction loan to build a Carmike Cinema has two one-year extension options, which are at the joint venture's election, for an outside maturity date of November 2017. The Operating Partnership's guaranty was reduced from 100% to 25% in the third quarter of 2014 when the Carmike Cinema became operational. See the table above for information on the extension and modification of the Phase II loan in November 2014.

(6)	Net proceeds from the loan were used to retire a $15,700 loan that was scheduled to mature in April 2013.

(7)
Net proceeds from the loan were used to retire four loans, scheduled to mature in April 2013 and with an aggregate balance of $100,000, that were secured by Friendly Center, Friendly Center Office Building, First National Bank Building, Green Valley Office Building, First Citizens Bank Building, Wachovia Office Building and Bank of America Building.

(8)
The construction loan had two one-year extension options, which were at the joint venture's election, for an outside maturity date of March 2018. The Operating Partnership had guaranteed 100% of the construction loan. The loan was amended and restated in February 2014 and August 2014, as described above.

All of the debt on the Properties owned by the unconsolidated affiliates listed above is non-recourse, except for Ambassador, Ambassador Infrastructure, West Melbourne, Port Orange, Gulf Coast - Phase III and Fremaux. See Note 14 for a description of guarantees the Operating Partnership has issued related to certain unconsolidated affiliates.

Ambassador Town Center JV, LLC
In December 2014, the Company formed a 65/35 joint venture, Ambassador, to develop, own and operate Ambassador Town Center, a community center development located in Lafayette, LA. Construction began in early 2015 and is expected to be complete in spring 2016. The partners contributed aggregate initial equity of $14,800, of which the Company's contribution was $13,320. Following the initial formation of Ambassador, all required future contributions will be funded on a 65/35 pro rata basis.

Fremaux Town Center JV, LLC
In January 2013, the Company formed a 65/35 joint venture, Fremaux, to develop, own and operate Fremaux Town Center, a community center development located in Slidell, LA. Construction began in March 2013 and phase one opened in spring 2014. The partners contributed aggregate initial equity of $20,500, of which the Company's contribution was $18,450. Following the initial formation of Fremaux, all required future contributions will be funded on a 65/35 pro rata basis. Phase two is currently under construction with completion expected in fall 2015.

Imperial Valley Mall L.P, Imperial Valley Peripheral L.P., Imperial Valley Commons L.P.

In December 2012, the Company acquired the remaining 40.0% interests in Imperial Valley Mall L.P. and Imperial Valley Peripheral L.P., which owns vacant land adjacent to Imperial Valley Mall in El Centro, CA, from its joint venture partner. The results of operations of Imperial Valley Mall L.P. and Imperial Valley Peripheral L.P. through the acquisition date are included in the table above using the equity method of accounting. From the date of acquisition, the results of operations of Imperial Valley Mall L.P. and Imperial Valley Peripheral L.P. are accounted for on a consolidated basis. The Company also acquired the joint venture partner's 40.0% interest in Imperial Valley Commons L.P., a VIE that owns land adjacent to Imperial Valley Mall. Imperial Valley Commons L.P. was consolidated as a VIE as of December 31, 2013 and continues to be accounted for on a consolidated basis as a wholly-owned entity as of December 31, 2014. See Note 3 for further information.

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

CBL/T-C, LLC

CBL/T-C, LLC ("CBL/T-C") and TIAA-CREF each own a 50% interest with respect to the CoolSprings Galleria, Oak Park Mall and West County Center Properties. The terms of the joint venture agreement provide that, with respect to these Properties, voting rights, capital contributions and distributions of cash flows will be on a pari passu basis in accordance with ownership percentages. As of December 31, 2013, the Company and TIAA-CREF owned 88% and 12% interests, respectively, in Pearland Town Center. The Company accounted for the formation of CBL/T-C as the sale of a partial interest in the combined CoolSprings Galleria, Oak Park Mall and West County Center Properties and recognized a gain on sale of real estate of $54,327 in 2011, which included the impact of a reserve for future capital expenditures that the Company must fund related to parking decks at West County Center in the amount of $26,439. The Company recorded its investment in CBL/T-C under the equity method of accounting at $116,397, which represented its combined remaining 50% cost basis in the CoolSprings Galleria, Oak Park Mall and West County Center Properties. The Company determined that CBL/T-C's interest in Pearland Town Center represented an interest in a VIE and accounted for the Pearland Town Center Property separately from the combined CoolSprings Galleria, Oak Park Mall and West County Center Properties. The Company determined that, because it had the option to acquire TIAA-CREF's interest in Pearland Town Center in the future, it did not qualify as a partial sale and therefore, accounted for the $18,264 contributed by TIAA-CREF attributable to Pearland Town Center as a financing. This amount was included in mortgage and other indebtedness in the accompanying consolidated balance sheets as of December 31, 2013. Under the financing method, the Company continued to account for Pearland Town Center on a consolidated basis. In accordance with the terms of the joint venture agreement, the Company elected to purchase TIAA-CREF's 12% interest in Pearland Town Center in the first quarter of 2014 for $17,948. This amount represented the noncontrolling partner's unreturned equity contribution related to Pearland Town Center, which was accounted for as a financing obligation, plus accrued and unpaid preferred return at a rate of 8%. See Note 6 for more information.

 Cost Method Investments
The Company owns a 6.2% noncontrolling interest in subsidiaries of Jinsheng Group (“Jinsheng”), an established mall operating and real estate development company located in Nanjing, China. Jinsheng owns controlling interests in home furnishing shopping malls.
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
The Company accounts for its noncontrolling interest in Jinsheng using the cost method because the Company does not exercise significant influence over Jinsheng and there is no readily determinable market value of Jinsheng’s shares since they are not publicly traded. The noncontrolling interest is reflected as investment in unconsolidated affiliates in the accompanying consolidated balance sheets as of December 31, 2014 and 2013. The secured note was reflected as investment in unconsolidated affiliates in the accompanying consolidated balance sheets as of December 31, 2013, prior to its 2014 redemption.

NOTE 6. MORTGAGE AND OTHER INDEBTEDNESS

Debt of the Company

CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that the Operating Partnership has a direct or indirect ownership interest in, is the borrower on all of the Company's debt.

CBL is a limited guarantor of the Notes, issued by the Operating Partnership in November 2013 and October 2014, respectively, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. The Company also provides a limited guarantee of the Operating Partnership's obligations with respect to its unsecured credit facilities and two unsecured term loans as of December 31, 2014.

CBL also had guaranteed 100% of the debt secured by The Promenade in D'Iberville, MS. The loan was paid off in the fourth quarter of 2014. See below for further information on this retirement of debt.

Debt of the Operating Partnership

Mortgage and other indebtedness consisted of the following:

	December 31, 2014		December 31, 2013
	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating Properties (2)	$3,252,730	5.62%	$3,527,830	5.54%
Senior unsecured notes due 2023 (3)	445,770	5.25%	445,374	5.25%
Senior unsecured notes due 2024 (4)	299,925	4.60%	—	—%
Other (5)	5,639	3.50%	—	—%
Financing obligation (6)	—	—%	17,570	8.00%
Total fixed-rate debt	4,004,064	5.50%	3,990,774	5.52%
Variable-rate debt:
Non-recourse term loans on operating Properties	17,121	2.29%	133,712	3.14%
Recourse term loans on operating Properties	7,638	2.91%	51,300	1.87%
Construction loans	454	2.66%	2,983	2.17%
Unsecured lines of credit	221,183	1.56%	228,754	1.57%
Unsecured term loans	450,000	1.71%	450,000	1.71%
Total variable-rate debt	696,396	1.69%	866,749	1.91%
Total	$4,700,460	4.93%	$4,857,523	4.88%

(1)	Weighted-average interest rate includes the effect of debt premiums and discounts, but excludes amortization of deferred financing costs.

(2)
The Operating Partnership had four interest rate swaps on notional amounts totaling $105,584 as of December 31, 2014 and $109,830 as of December 31, 2013 related to four variable-rate loans on operating Properties to effectively fix the interest rates on the respective loans.  Therefore, these amounts are reflected in fixed-rate debt at December 31, 2014 and 2013.

(3)
In November 2013, the Operating Partnership issued $450,000 of senior unsecured notes in a public offering. The balance at December 31, 2014 is net of an unamortized discount of $4,230. See below for additional information.

(4)
The Operating Partnership issued $300,000 of senior unsecured notes in a public offering in October 2014. The balance at December 31, 2014 includes an unamortized discount of $75. See below for additional information.

(5)	A subsidiary of the Management Company entered into a term loan in May 2014.

(6)
This amount represented the noncontrolling partner's unreturned equity contribution related to Pearland Town Center that was accounted for as a financing due to certain terms of the CBL/T-C joint venture agreement. In the first quarter of 2014, the Company purchased the noncontrolling interest as described below.

Non-recourse and recourse term loans include loans that are secured by Properties owned by the Company that have a net carrying value of $3,916,571 at December 31, 2014.

Senior Unsecured Notes
In October 2014, the Operating Partnership issued $300,000 of the 2024 Notes, which bear interest at 4.60% payable semiannually beginning April 15, 2015 and mature on October 15, 2024. The interest rate will be subject to an increase ranging from 0.25% to 1.00% from time to time if, on or after January 1, 2016 and prior to January 1, 2020, the ratio of secured debt to total assets of the Company, as defined, is greater than 40% but less than 45%. The 2024 Notes are redeemable at the Operating Partnership's election, in whole or in part from time to time, on not less than 30 days notice to the holders of the 2024 Notes to be redeemed. The 2024 Notes may be redeemed prior to July 15, 2024 for cash, at a redemption price equal to the greater of (1) 100% of the aggregate principal amount of the 2024 Notes to be redeemed or (2) an amount equal to the sum of the present values of the remaining scheduled payments of principal and interest on the 2024 Notes to be redeemed, discounted to the redemption date on a semi-annual basis at the treasury rate, as defined, plus 0.35%, plus accrued and unpaid interest. CBL is a limited guarantor of the Operating Partnership's obligations under the 2024 Notes, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. On or after July 15, 2024, the 2024 Notes are redeemable for cash at a redemption price equal to 100% of the aggregate principal amount of the 2024 Notes to be redeemed plus accrued and unpaid interest. After deducting underwriting and other offering expenses of $2,245 and a discount of $75, the net proceeds from the sale of the 2024 Notes were approximately $297,680, which the Operating Partnership used to reduce the outstanding balances on its credit facilities.
In November 2013, the Operating Partnership issued $450,000 of the 2023 Notes, which bear interest at 5.25% payable semiannually beginning June 1, 2014 and mature on December 1, 2023. The interest rate will be subject to an increase ranging from 0.25% to 1.00% from time to time if, on or after January 1, 2016 and prior to January 1, 2020, the ratio of secured debt to total assets of the Company, as defined, is greater than 40% but less than 45%. The 2023 Notes are redeemable at the Operating Partnership's election, in whole or in part from time to time, on not less than 30 days notice to the holders of the 2023 Notes to be redeemed. The 2023 Notes may be redeemed prior to September 1, 2023 for cash, at a redemption price equal to the greater of (1) 100% of the aggregate principal amount of the 2023 Notes to be redeemed or (2) an amount equal to the sum of the present values of the remaining scheduled payments of principal and interest on the 2023 Notes to be redeemed, discounted to the redemption date on a semi-annual basis at the treasury rate, as defined, plus 0.40%, plus accrued and unpaid interest. On or after September 1, 2023, the 2023 Notes are redeemable for cash at a redemption price equal to 100% of the aggregate principal amount of the 2023 Notes to be redeemed plus accrued and unpaid interest. After deducting underwriting and other offering expenses of $4,152 and a discount of $4,626, the net proceeds from the sale of the 2023 Notes were $441,222, which the Operating Partnership used to reduce the outstanding balances on its credit facilities.

Financing Obligation
In the first quarter of 2014, the Company exercised its right to acquire the 12.0% noncontrolling interest in Pearland Town Center, which was accounted for as a financing obligation upon its sale in October 2011, from its joint venture partner. The $17,948 purchase price represents the partner's unreturned capital plus accrued and unpaid preferred return at a rate of 8.0%. See Note 5 for additional information.

Unsecured Lines of Credit

The Company has three unsecured credit facilities that are used for retirement of secured loans, repayment of term loans, working capital, construction and acquisition purposes, as well as issuances of letters of credit.

Each facility bears interest at LIBOR plus a spread of 100 to 175 basis points based on the Company's credit ratings. As of December 31, 2014, the Company's interest rate, based on its credit ratings of Baa3 from Moody's and BBB- from Fitch, is LIBOR plus 140 basis points. Additionally, the Company pays an annual facility fee that ranges from 0.15% to 0.35% of the total capacity of each facility. As of December 31, 2014, the annual facility fee was 0.30%. The three unsecured lines of credit had a weighted-average interest rate of 1.56% at December 31, 2014.

The following summarizes certain information about the Company's unsecured lines of credit as of December 31, 2014:

	Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date (1)
Facility A	$600,000	$63,716	(2)	November 2015	November 2016
First Tennessee	100,000	2,200	(3)	February 2016	N/A
Facility B	600,000	155,267	(4)	November 2016	November 2017
	$1,300,000	$221,183

(1)
The extension options on both facilities are at the Company's election, subject to continued compliance with the terms of the facilities, and have a one-time extension fee of 0.20% of the commitment amount of each credit facility.

(2)	There was an additional $800 outstanding on this facility as of December 31, 2014 for letters of credit. Up to $50,000 of the capacity on this facility can be used for letters of credit.

(3)	There was an additional $113 outstanding on this facility as of December 31, 2014 for letters of credit. Up to $20,000 of the capacity on this facility can be used for letters of credit.

(4)	There was an additional $6,110 outstanding on this facility as of December 31, 2014 for letters of credit. Up to $50,000 of the capacity on this facility can be used for letters of credit.

Unsecured Term Loans

In the third quarter of 2013, the Company closed on a five-year $400,000 unsecured term loan. Net proceeds from the term loan were used to reduce outstanding balances on the Company's credit facilities. The loan bears interest at a variable-rate of LIBOR plus 150 basis points based on the Company's current credit ratings and has a maturity date of July 2018. At December 31, 2014, the outstanding borrowings of $400,000 had an interest rate of 1.67%.

In the first quarter of 2013, under the terms of the Company's amended and restated agreement with First Tennessee Bank, NA, the Company obtained a $50,000 unsecured term loan that bore interest at a variable-rate of LIBOR plus 190 basis points and matures in February 2018. At December 31, 2014, the outstanding borrowings of $50,000 had a weighted-average interest rate of 2.05%.

See Note 19 for information related to a reduction in the interest rate on the $50,000 unsecured term loan that occurred subsequent to December 31, 2014.
Other
In the second quarter of 2014, a consolidated, joint venture subsidiary of the Management Company closed on a $7,000 term loan which bears interest at a fixed rate of 3.50% and matures in May 2017. At December 31, 2014, the loan had an outstanding balance of $5,639.
In the second quarter of 2014, the subsidiary of the Management Company also obtained a $3,500 revolving line of credit, which bears interest at a variable rate of LIBOR plus 249 basis points and matures in June 2017. At December 31, 2014, the revolver had no amount outstanding.
Fixed-Rate Debt

As of December 31, 2014, fixed-rate loans on operating Properties bear interest at stated rates ranging from 4.05% to 8.50%. Outstanding borrowings under fixed-rate loans include net unamortized debt premiums of $7,414 that were recorded when the Company assumed debt to acquire real estate assets that was at a net above-market interest rate compared to similar debt instruments at the date of acquisition. Fixed-rate loans on operating Properties generally provide for monthly payments of principal and/or interest and mature at various dates through December 2024, with a weighted-average maturity of 4.19 years.

Financings
The following table presents the fixed-rate loans, secured by the related Properties, that were entered into since January 1, 2013:

Date	Property (1)	Stated Interest Rate	Maturity Date	Amount Financed
2014:
November	The Outlet Shoppes of the Bluegrass (2)	4.045%	December 2024	$77,500

2013:
October	The Outlet Shoppes at Atlanta (3)	4.90%	November 2023	$80,000

(1)	This Property is owned in a consolidated joint venture and the Company's share of the remaining excess proceeds was used to reduce outstanding balances on the Company's credit facilities.

(2)	A portion of the net proceeds from the non-recourse mortgage loan was used to retire a $47,931 recourse construction loan.

(3)	A portion of the net proceeds from the non-recourse mortgage loan was used to repay a $53,080 recourse construction loan.

Loan Repayments
The Company repaid the following fixed-rate loans, secured by the related Properties, since January 1, 2013:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
2014:
December	Janesville Mall (2)	8.38%	April 2016	$2,473
October	Mall del Norte	5.04%	December 2014	113,400
January	St. Clair Square (3)	3.25%	December 2016	122,375

2013:
December	Northpark Mall	5.75%	March 2014	$32,684
June	Mid Rivers Mall (4)	5.88%	May 2021	88,410
April	South County Center (5)	4.96%	October 2013	71,740
January	Westmoreland Mall	5.05%	March 2013	63,639

(1)	The Company retired the loans with borrowings from its credit facilities.

(2)	The Company recorded a $257 loss on extinguishment of debt due to a prepayment fee on the early retirement.

(3)	The Company recorded a $1,249 loss on extinguishment of debt due to a prepayment fee on the early retirement.

(4)	The Company recorded an $8,936 loss on extinguishment of debt, which consisted of an $8,708 prepayment fee and $228 of unamortized debt issuance costs.

(5)	The Company recorded a loss on extinguishment of debt of $172 from the write-off of an unamortized discount.
The following is a summary of the Company's 2014 dispositions for which the Property securing the related fixed-rate debt was transferred to the lender:

				Balance of Non-recourse Debt	Gain on Extinguishment of Debt
Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date
October	Columbia Place (1)	5.45%	September 2013	$27,265	$27,171
September	Chapel Hill Mall (1)	6.10%	August 2016	68,563	18,296
January	Citadel Mall (2)	5.68%	April 2017	68,169	43,932
				$163,997	$89,399

(1)	The Company conveyed the Mall to the lender through a deed-in-lieu of foreclosure.

(2)	The mortgage lender completed the foreclosure process and received the title to the Mall in satisfaction of the non-recourse debt.

Variable-Rate Debt
Non-recourse term loans for the Company’s operating Properties bear interest at variable interest rates indexed to the LIBOR rate. At December 31, 2014, interest rates on such non-recourse loans varied from 1.97% to 2.91%. These loans mature at various dates from June 2016 to April 2019, with a weighted-average maturity of 2.47 years, and have extension options of up to two years.

Financings
The following table presents the variable-rate loans, secured by the related Properties, that were entered into since January 1, 2013:

Date	Property	Stated Interest Rate	Maturity Date (1)		Amount Financed (2)
2014:
April	The Outlet Shoppes at Oklahoma City - Phase II (3)	LIBOR + 2.75%	April 2019	(4)	$6,000

2013:
June	Statesboro Crossing	LIBOR + 1.80%	June 2016	(5)	$11,400

(1)	Excludes any extension options.

(2)	Proceeds were used to reduce the balances on the Company's credit facilities unless otherwise noted.

(3)	Proceeds from the operating Property loan for Phase II were distributed to the partners in accordance with the terms of the partnership agreement.

(4)	The loan has two one-year extension options, which are at the consolidated joint venture's election, for an outside maturity date of April 2021.

(5)	The non-recourse loan has two one-year extension options, which are at the Company's option, for an outside maturity date of June 2018.

Loan Repayments

The Company repaid the following variable-rate loans, secured by the related Properties, since January 1, 2013:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
2014:
December	The Promenade	1.87%	December 2014	$47,670

2013:
September	The Forum at Grandview	3.19%	September 2013	$10,200
July	Alamance Crossing West	3.20%	December 2013	16,000
February	Statesboro Crossing	1.21%	February 2013	13,460

(1)	The Company retired the loan with borrowings from its credit facilities.

Construction Loans

Financings

The following table presents the construction loans, secured by the related Properties, that were entered into since January 1, 2013:

Date	Property	Stated Interest Rate	Maturity Date		Amount Financed
2014:
December	The Outlet Shoppes at Atlanta - Parcel Development (1)	LIBOR + 2.50%	December 2019		$2,435
April	The Outlet Shoppes at Oklahoma City - Phase III (2)	LIBOR + 2.75%	April 2019	(3)	5,400
April	The Outlet Shoppes at El Paso - Phase II (2)	LIBOR + 2.75%	April 2018		7,000

2013:
August	The Outlet Shoppes of the Bluegrass (4)	LIBOR + 2.00%	August 2016		$60,200

(1)
The Operating Partnership has guaranteed 100% of the loan, which had an outstanding balance of $454 at December 31, 2014. The guaranty will terminate once construction is complete and certain debt and operational metrics are met.

(2)	The Operating Partnership has guaranteed 100% of the construction loan for the expansion of the outlet center until certain financial and operational metrics are met.

(3)	The construction loan has two one-year extension options, which are at the consolidated joint venture's election, for an outside maturity date of April 2021.

(4)
The Operating Partnership had guaranteed 100% of the recourse construction loan. The loan was retired as described above with the proceeds from a fixed-rate non-recourse mortgage loan in November 2014. The loan had two one-year extension options, which were at the joint venture's election, for an outside maturity date of August 2018.

Loan Repayments
The Company repaid the following construction loans, secured by the related Properties, since January 1, 2013:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid
2014:
November	The Outlet Shoppes of the Bluegrass (1)	2.15%	August 2016	$47,931

2013:
October	The Outlet Shoppes of Atlanta (2)	2.93%	August 2015	$53,080

(1)
The joint venture retired the recourse construction loan with a portion of the proceeds from a $77,500 fixed-rate non-recourse mortgage loan. The Company's share of excess net proceeds was used to reduce the outstanding balances on its lines of credit.

(2)
The joint venture retired the recourse construction loan with a portion of the proceeds from an $80,000 fixed-rate non-recourse mortgage loan. The Company's share of excess net proceeds was used to reduce the outstanding balances on its lines of credit.

Covenants and Restrictions

The agreements for the unsecured lines of credit, the Notes and unsecured term loans contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, minimum unencumbered asset and interest ratios, maximum secured indebtedness ratios, maximum total indebtedness ratios and limitations on cash flow distributions.  The Company believes that it was in compliance with all covenants and restrictions at December 31, 2014.

Unsecured Lines of Credit and Unsecured Term Loans

The following presents the Company's compliance with key covenant ratios, as defined, of the credit facilities and term loans as of December 31, 2014:

Ratio	Required	Actual
Debt to total asset value	< 60%	49.1%
Unencumbered asset value to unsecured indebtedness	> 1.60x	2.5x
Unencumbered NOI to unsecured interest expense	> 1.75x	4.1x
EBITDA to fixed charges (debt service)	> 1.50x	2.2x

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

Senior Unsecured Notes

The following presents the Company's compliance with key covenant ratios, as defined, of the Notes as of December 31, 2014:

Ratio	Required	Actual
Total debt to total assets	< 60%	53.7%
Secured debt to total assets	<45% (1)	37.0%
Total unencumbered assets to unsecured debt	>150%	235.8%
Consolidated income available for debt service to annual debt service charge	> 1.50x	3.1x

(1)	On January 1, 2020 and thereafter, secured debt to total assets must be less than 40%.

The agreements for the Notes described above contain default provisions customary for transactions of this nature (with applicable customary grace periods). Additionally, any default in the payment of any recourse indebtedness greater than or equal to $50,000 of the Operating Partnership will constitute an event of default under the Notes.

Other

Several of the Company’s malls/open-air centers, associated centers and community centers, in addition to the corporate office building, are owned by special purpose entities, created as a requirement under certain loan agreements, that are included in the Company’s consolidated financial statements. The sole business purpose of the special purpose entities is to own and operate these Properties. The real estate and other assets owned by these special purpose entities are restricted under the loan agreements in that they are not available to settle other debts of the Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these Properties, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.

Scheduled Principal Payments

As of December 31, 2014, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, including construction loans and lines of credit, are as follows:

2015	$594,672
2016	763,868
2017	491,189
2018	678,512
2019	114,337
Thereafter	2,054,773
4,697,351
Net unamortized premiums	3,109
$4,700,460

Of the $594,672 of scheduled principal payments in 2015, $464,867 relates to the maturing principal balances of seven operating Property loans, $63,716 relates to an unsecured line of credit and $66,089 represents scheduled principal amortization.

The Company has extension options available at its election, subject to continued compliance with the terms of the facilities, related to the maturities of its unsecured credit facilities, including a 2016 extension on the unsecured line of credit with a 2015 maturity date. The credit facilities may be used to retire loans maturing in 2015 as well as to provide additional flexibility for liquidity purposes.

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
As of December 31, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	4	$105,584

The following tables provide further information relating to the Company’s interest rate derivatives that were designated as cash flow hedges of interest rate risk as of December 31, 2014 and 2013:

Instrument Type	Location in Consolidated Balance Sheet	Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 12/31/14	Fair Value at 12/31/13	Maturity Date
Cap	Intangible lease assets and other assets	$ 122,375 (amortizing to $122,375)	3-month LIBOR	5.000%	N/A	$—	January 2014

Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 51,037 (amortizing to $48,337)	1-month LIBOR	2.149%	$(1,064)	$(1,915)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 31,960 (amortizing to $30,276)	1-month LIBOR	2.187%	(681)	(1,226)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 11,946 (amortizing to $11,313)	1-month LIBOR	2.142%	(248)	(446)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 10,641 (amortizing to $10,083)	1-month LIBOR	2.236%	(233)	(420)	April 2016
					$(2,226)	$(4,007)

Hedging Instrument	Gain (Loss) Recognized in OCI/L (Effective Portion)			Location of Losses Reclassified from AOCI/L into Earnings (Effective Portion)	Loss Recognized in Earnings (Effective Portion)			Location of Gain (Loss) Recognized in Earnings (Ineffective Portion)	Gain Recognized in Earnings (Ineffective Portion)
	2014	2013	2012		2014	2013	2012		2014	2013	2012
Interest rate contracts	$1,782	$1,815	$(207)	Interest Expense	$(2,195)	$(2,297)	$(2,267)	Interest Expense	$—	$—	$—

As of December 31, 2014, the Company expects to reclassify approximately $1,923 of losses currently reported in AOCI to interest expense within the next twelve months due to the amortization of its outstanding interest rate contracts.  Fluctuations in fair values of these derivatives between December 31, 2014 and the respective dates of termination will vary the projected reclassification amount.
See Notes 2 and 15 for additional information regarding the Company’s interest rate hedging instruments.

NOTE 7. SHAREHOLDERS’ EQUITY AND PARTNERS' CAPITAL

Common Stock and Common Units

The Company's authorized common stock consists of 350,000,000 shares at $0.01 par value per share. The Company had 170,260,273 and 170,048,144 shares of common stock issued and outstanding as of December 31, 2014 and 2013, respectively.

Partners in the Operating Partnership hold their ownership through common and special common units of limited partnership interest, hereinafter referred to as "common units." A common unit and a share of CBL's common stock have essentially the same economic characteristics, as they effectively participate equally in the net income and distributions of the Operating Partnership. For each share of common stock issued by CBL, the Operating Partnership has issued a corresponding number of common units to CBL in exchange for the proceeds from the stock issuance. The Operating Partnership had 199,532,908 and 199,593,731 common units outstanding as of December 31, 2014 and 2013, respectively.

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
At-The-Market Equity Program
On March 1, 2013, the Company entered into the Sales Agreements with a number of sales agents to sell shares of CBL's common stock, having an aggregate offering price of up to $300,000, from time to time in the ATM program. In accordance with the Sales Agreements, the Company will set the parameters for the sales of shares, including the number of shares to be issued, the time period during which sales are to be made and any minimum price below which sales may not be made. The Sales Agreements provide that the sales agents will be entitled to compensation for their services at a mutually agreed commission rate not to exceed 2.0% of the gross proceeds from the sales of shares sold through the ATM program. For each share of common stock issued by CBL, the Operating Partnership issues a corresponding number of common units of limited partnership interest to CBL in exchange for the contribution of the proceeds from the stock issuance. The Company includes only share issuances that have settled in the calculation of shares outstanding at the end of each period.
The Company did not sell any shares under the ATM program during 2014. The following table summarizes issuances of common stock sold through the ATM program since inception through 2013:

	Number of Shares Settled	Gross Proceeds	Net Proceeds	Weighted-average Sales Price
First quarter 2013	1,889,105	$44,459	$43,904	$23.53
Second quarter 2013	6,530,193	167,034	165,692	25.58
Total	8,419,298	$211,493	$209,596	$25.12
The net proceeds from these sales were used to reduce the balances on the Company's credit facilities. Since the commencement of the ATM program, the Company has issued 8,419,298 shares of common stock and approximately $88,507 remains available that may be sold under this program. Actual future sales will depend on a variety of factors including but not limited to market conditions, the trading price of CBL's common stock and the Company's capital needs. The Company has no obligation to sell the remaining shares available under the ATM program.
Common Unit Activity
During 2014, CBL elected to pay $4,861 in cash to four holders of 272,952 common units of limited partnership interest in the Operating Partnership upon the exercise of their conversion rights.
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
The Company had 6,900,000 depositary shares, each representing 1/10th of a share of CBL's 6.625% Series E Preferred Stock with a par value of $0.01 per share, outstanding as of December 31, 2014 and 2013. The Series E Preferred Stock has a liquidation preference of $250.00 per share ($25.00 per depositary share). The dividends on the Series E Preferred Stock are cumulative, accrue from the date of issuance and are payable quarterly in arrears at a rate of $16.5625 per share ($1.65625 per depositary share) per annum. The Company may not redeem the Series E Preferred Stock before October 12, 2017, except in limited circumstances to preserve CBL's REIT status or in connection with a change of control. On or after October 12, 2017, the Company may, at its option, redeem the Series E Preferred Stock in whole at any time or in part from time to time by paying $25.00 per depositary share, plus any accrued and unpaid dividends up to, but not including, the date of redemption. The Series E Preferred Stock generally has no stated maturity and will not be subject to any sinking fund or mandatory redemption. The Series E Preferred Stock is not convertible into any of the Company's securities, except under certain circumstances in connection with a change of control. Owners of the depositary shares representing Series E Preferred Stock generally have no voting rights except under dividend default.
The Company had 18,150,000 depositary shares, each representing 1/10th of a share of CBL's 7.375% Series D Preferred Stock with a par value of $0.01 per share, outstanding as of December 31, 2014 and 2013. The Series D Preferred Stock has a liquidation preference of $250.00 per share ($25.00 per depositary share). The dividends on the Series D Preferred Stock are cumulative, accrue from the date of issuance and are payable quarterly in arrears at a rate of $18.4375 per share ($1.84375 per depositary share) per annum. The Series D Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and is not convertible into any other securities of the Company. The Company may redeem shares, in whole or in part, at any time for a cash redemption price of $250.00 per share ($25.00 per depositary share) plus accrued and unpaid dividends.

Dividends - CBL

CBL paid first, second and third quarter 2014 cash dividends on its common stock of $0.245 per share on April 16th, July 15th and October 15th 2014, respectively.  On November 13, 2014, CBL's Board of Directors declared a fourth quarter cash dividend of $0.265 per share that was paid on January 15, 2015, to shareholders of record as of December 30, 2014. The dividend declared in the fourth quarter of 2014, totaling $45,119, is included in accounts payable and accrued liabilities at December 31, 2014.  The total dividend included in accounts payable and accrued liabilities at December 31, 2013 was $41,662.

The allocations of dividends declared and paid for income tax purposes are as follows:

	Year Ended December 31,
	2014	2013	2012
Dividends declared:
Common stock	$1.00	$0.98	$0.83
Series C preferred stock	$—	$—	$14.53	(1)
Series D preferred stock	$18.44	$18.44	$18.44
Series E preferred stock	$16.56	$16.56	$3.91	(2)

Allocations:
Common stock
Ordinary income	100.00%	100.00%	100.00%
Capital gains 25% rate	—%	—%	—%
Return of capital	—%	—%	—%
Total	100.00%	100.00%	100.00%

Preferred stock (3)
Ordinary income	100.00%	100.00%	100.00%
Capital gains 25% rate	—%	—%	—%
Total	100.00%	100.00%	100.00%

(1)	Represents the three regular quarterly dividends paid in 2012, prior to the redemption on November 5, 2012.

(2)	Represents dividends for the partial quarter covering October 5, 2012 through December 31, 2012.

(3)	The allocations for income tax purposes are the same for each series of preferred stock for each period presented.

Distributions - The Operating Partnership
The Operating Partnership paid first, second and third quarter 2014 cash distributions on its redeemable common units and common units of $0.7322 and $0.2494 per share, respectively, on April 16th, July 15th and October 15th 2014, respectively.  On November 13, 2014, the Operating Partnership declared a fourth quarter cash distribution on its redeemable common units and common units of $0.7322 and $0.2692 per share, respectively, that was paid on January 15, 2015. The distribution declared in the fourth quarter of 2014, totaling $9,314, is included in accounts payable and accrued liabilities at December 31, 2014.  The total dividend included in accounts payable and accrued liabilities at December 31, 2013 was $8,861.

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

Series S Special Common Units

Redeemable noncontrolling interest includes a noncontrolling partnership interest in the Operating Partnership for which the partnership agreement includes redemption provisions that may require the Operating Partnership to redeem the partnership interest for real property.  In July 2004, the Operating Partnership issued 1,560,940 Series S special common units (“S-SCUs”), all of which are outstanding as of December 31, 2014, in connection with the acquisition of Monroeville Mall. Under the terms of the Operating Partnership’s limited partnership agreement, the holder of the S-SCUs has the right to exchange all or a portion of its partnership interest for shares of the Company’s common stock or, at the Company’s election, their cash equivalent. The holder has the additional right to, at any time after the seventh anniversary of the issuance of the S-SCUs, require the Operating Partnership to acquire a qualifying property and distribute it to the holder in exchange for the S-SCUs. Generally, the acquisition price of the qualifying property cannot be more than the lesser of the consideration that would be received in a normal exchange, as discussed above, or $20,000, subject to certain limited exceptions.  Should the consideration that would be received in a normal exchange exceed the maximum property acquisition price as described in the preceding sentence, the excess portion of its partnership interest could be exchanged for shares of the Company’s stock or, at the Company’s election, their cash equivalent.  The S-SCUs received a minimum distribution of $2.53825 per unit per year for the first five years, and receive a minimum distribution of $2.92875 per unit per year thereafter.

Series L Special Common Units

In June 2005, the Operating Partnership issued 571,700 L-SCUs, all of which are outstanding as of December 31, 2014, in connection with the acquisition of Laurel Park Place. The L-SCUs receive a minimum distribution of $0.7572 per unit per quarter ($3.0288 per unit per year). Upon the earlier to occur of June 1, 2020, or when the distribution on the common units exceeds $0.7572 per unit for four consecutive calendar quarters, the L-SCUs will thereafter receive a distribution equal to the amount paid on the common units. In December 2012, the Operating Partnership issued 622,278 common units valued at $14,000 to acquire the remaining 30% noncontrolling interest in Laurel Park Place. The $14,000 value of the noncontrolling interest was recorded as a deferred purchase liability in Accounts Payable and Accrued Liabilities on the Company's consolidated balance sheet upon the original acquisition of Laurel Park Place in 2005.

Series K Special Common Units

In November 2005, the Operating Partnership issued 1,144,924 K-SCUs, all of which are outstanding as of December 31, 2014, in connection with the acquisition of Oak Park Mall, Eastland Mall and Hickory Point Mall. The K-SCUs received a dividend at a rate of 6.0%, or $2.85 per K-SCU, for the first year following the close of the transaction and receive a dividend at a rate of 6.25%, or $2.96875 per K-SCU, thereafter. When the quarterly distribution on the Operating Partnership’s common units exceeds the quarterly K-SCU distribution for four consecutive quarters, the K-SCUs will receive distributions at the rate equal to that paid on the Operating Partnership’s common units. At any time following the first anniversary of the closing date, the holders of the K-SCUs may exchange them, on a one-for-one basis, for shares of the Company’s common stock or, at the Company’s election, their cash equivalent.

Outstanding rights to convert redeemable noncontrolling interests and noncontrolling interests in the Operating Partnership to common stock were held by the following parties at December 31, 2014 and 2013:

	December 31,
	2014	2013
CBL’s Predecessor	18,172,690	18,172,690
Third parties	11,099,945	11,372,897
	29,272,635	29,545,587

The assets and liabilities allocated to the Operating Partnership’s redeemable noncontrolling interest and noncontrolling interests are based on their ownership percentages of the Operating Partnership at December 31, 2014 and 2013.  The ownership percentages are determined by dividing the number of common units held by each of the redeemable noncontrolling interest and the noncontrolling interests at December 31, 2014 and 2013 by the total common units outstanding at December 31, 2014 and 2013, respectively.  The redeemable noncontrolling interest ownership percentage in assets and liabilities of the Operating Partnership was 0.8% at December 31, 2014 and 2013.  The noncontrolling interest ownership percentage in assets and liabilities of the Operating Partnership was 13.9% at December 31, 2014 and 2013.

Income is allocated to the Operating Partnership’s redeemable noncontrolling interest and noncontrolling interests based on their weighted-average ownership during the year. The ownership percentages are determined by dividing the weighted-average number of common units held by each of the redeemable noncontrolling interest and noncontrolling interests by the total weighted-average number of common units outstanding during the year.

A change in the number of shares of common stock or common units changes the percentage ownership of all partners of the Operating Partnership.  A common unit is considered to be equivalent to a share of common stock since it generally is exchangeable for shares of the Company’s common stock or, at the Company’s election, their cash equivalent. As a result, an allocation is made between redeemable noncontrolling interest, shareholders’ equity and noncontrolling interests in the Operating Partnership in the Company's accompanying balance sheets to reflect the change in ownership of the Operating Partnership’s underlying equity when there is a change in the number of shares and/or common units outstanding.  During 2014, 2013 and 2012, the Company allocated $2,937, $4,589 and $3,197, respectively, from shareholders’ equity to redeemable noncontrolling interest. During 2014, the Company allocated $322 from noncontrolling interest to shareholders' equity. During 2013 and 2012, the Company allocated $29,212 and $163, respectively, from shareholders' equity to noncontrolling interest.

The total redeemable noncontrolling interest in the Operating Partnership was $31,104 and $28,756 at December 31, 2014 and 2013, respectively.  The total noncontrolling interest in the Operating Partnership was $134,468 and $135,843 at December 31, 2014 and 2013, respectively.

Redeemable Noncontrolling Interests and Noncontrolling Interests in Other Consolidated Subsidiaries

Redeemable noncontrolling interests includes the aggregate noncontrolling ownership interest in four of the Company’s other consolidated subsidiaries that is held by third parties and for which the related partnership agreements contain redemption provisions at the holder’s election that allow for redemption through cash and/or properties.  The total redeemable noncontrolling interests in other consolidated subsidiaries was $6,455 and $5,883 at December 31, 2014 and 2013, respectively.

The redeemable noncontrolling interests in other consolidated subsidiaries includes the third party interest in the Company’s subsidiary that provides security and maintenance services and also included, prior to their redemption by the Company in September 2013, the perpetual PJV units issued to Westfield for its preferred interest in CWJV, a Company-controlled entity, consisting of four of the Company’s other consolidated subsidiaries.  See Note 14 for additional information regarding the PJV units. Activity related to the redeemable noncontrolling preferred joint venture interest represented by the PJV units that the Company redeemed in September 2013 is as follows for the year ended December 31, 2013:

Beginning Balance	$423,834
Net income attributable to redeemable noncontrolling preferred joint venture interest	14,637
Distributions to redeemable noncontrolling preferred joint venture interest	(19,894)
Reduction to preferred liquidation value of PJV units	(10,000)
Redemption of noncontrolling preferred joint venture interest	(408,577)
Ending Balance	$—

The Company had 21 and 24 other consolidated subsidiaries at December 31, 2014 and 2013, respectively, that had noncontrolling interests held by third parties and for which the related partnership agreements either do not include redemption provisions or are subject to redemption provisions that do not require classification outside of permanent equity. The total noncontrolling interests in other consolidated subsidiaries was $8,908 and $19,179 at December 31, 2014 and 2013, respectively.

The assets and liabilities allocated to the redeemable noncontrolling interests and noncontrolling interests in other consolidated subsidiaries are based on the third parties’ ownership percentages in each subsidiary at December 31, 2014 and 2013. Income is allocated to the redeemable noncontrolling interests and noncontrolling interests in other consolidated subsidiaries based on the third parties’ weighted-average ownership in each subsidiary during the year.

Redeemable Interests and Noncontrolling Interests of the Operating Partnership

The aggregate noncontrolling ownership interest in four of the Company’s other consolidated subsidiaries described above that are reflected as redeemable noncontrolling interest in the Company's consolidated balance sheets is also reflected as redeemable noncontrolling interest in the Operating Partnership's consolidated balance sheets.

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

Variable Interest Entities

Triangle Town Member LLC
The Company holds a 50% ownership interest in this joint venture. In 2013, the Company reconsidered the entity’s status, and determined that its investment in this joint venture represents an interest in a VIE. The entity is under joint control, and therefore the Company accounts for it as an unconsolidated affiliate using the equity method of accounting. At December 31, 2014 and 2013, this joint venture had total assets of $104,397 and $111,865, respectively, and a mortgage note payable of $175,148 and $179,336, respectively.
JG Gulf Coast Town Center LLC
The Company holds a 50% ownership interest in this joint venture. In 2013, the Company reconsidered the entity’s status, and determined that its investment in this joint venture represents an interest in a VIE. The entity is under joint control, and therefore the Company accounts for it as an unconsolidated affiliate using the equity method of accounting. At December 31, 2014 and 2013, this joint venture had total assets of $149,008 and $156,591, respectively, and total notes payable of $196,494 and $197,058, respectively.
West Melbourne I, LLC
The Company holds a 50% ownership interest in this joint venture. In 2013, the Company concluded that its investment in this joint venture represents an interest in a VIE. In 2014, the Company reconsidered the entity's status and concluded the entity is no longer a VIE. The entity is under joint control, and therefore the Company accounts for it as an unconsolidated affiliate using the equity method of accounting. At December 31, 2014 and 2013, this joint venture had total assets of $97,274 and $84,423, respectively, and total notes payable of $53,822 and $45,541, respectively.
The Promenade D’Iberville, LLC
The Company holds an 85% ownership interest in this joint venture. In 2013, the Company determined that its investment in this joint venture represents an interest in a VIE. The Company is the primary beneficiary because of its power to direct the activities of the joint venture that most significantly impact the joint venture’s economic performance as well as the obligation to absorb losses or right to receive benefits from the VIE that could be significant. In 2014, the Company reconsidered the entity's status and concluded the entity is no longer a VIE. The Company has a controlling financial interest in this joint venture. Therefore, the Company continues to account for the entity on a consolidated basis in the accompanying consolidated financial statements with the interests of the third party reflected as a noncontrolling interest. At December 31, 2014 and 2013, this joint venture had total assets of $92,893 and $103,407, respectively, and a mortgage note payable of $47,514 and $58,000, respectively.
Louisville Outlet Shoppes, LLC

The Company holds a 65% ownership interest in the joint venture. The Company previously determined that its investment in this joint venture represents an interest in a VIE and that the Company was the primary beneficiary because of its power to direct activities of the joint venture that most significantly impacted the joint venture's economic performance as well as the obligation to absorb losses or right to receive benefits from the VIE that could be significant. In 2014, the Company reconsidered the entity's status and concluded the entity is no longer a VIE. The Company has a controlling financial interest in the joint venture. Therefore, the Company continues to account for the entity on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest. At December 31, 2014 and 2013, this joint venture had total assets of $76,113 and $28,112, respectively. This joint venture had a mortgage note payable of $77,398 and a construction loan with an outstanding balance of $2,983 at December 31, 2014 and 2013, respectively.

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

Gettysburg Outlet Holding, LLC
In the second quarter of 2012, the Company entered into a joint venture, Gettysburg Outlet Center Holding LLC, with a third party to develop, own, and operate The Outlet Shoppes at Gettysburg. The Company holds a 50% ownership interest in this joint venture. The Company determined that its investment in this joint venture represents an interest in a VIE and that the Company is the primary beneficiary since it has the power to direct activities of the joint venture that most significantly impact the joint venture's economic performance as well as the obligation to absorb losses or right to receive benefits from the VIE that could be significant. As a result, the joint venture is presented in the accompanying consolidated financial statements as of December 31, 2014 and 2013 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest. At December 31, 2014 and 2013, this joint venture had total assets of $38,988 and $41,582, respectively, and a mortgage note payable of $38,659 and $39,437, respectively.
El Paso Outlet Center Holding, LLC
In the second quarter of 2012, the Company entered into a joint venture, El Paso Outlet Center Holding, LLC, with a third party to develop, own, and operate The Outlet Shoppes at El Paso. The Company holds a 75% ownership interest in the joint venture. The Company determined that its investment in this joint venture represents an interest in a VIE and that the Company is the primary beneficiary since it has the power to direct activities of the joint venture that most significantly impact the joint venture's economic performance as well as the obligation to absorb losses or the right to receive benefits from the VIE that could be significant. As a result, the joint venture is presented in the accompanying consolidated financial statements as of December 31, 2014 and 2013 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest. At December 31, 2014 and 2013, this joint venture had total assets of $113,166 and $114,579, respectively, and a mortgage note payable of $64,497 and $65,465, respectively.

NOTE 9. MINIMUM RENTS

The Company receives rental income by leasing retail shopping center space under operating leases. Future minimum rents are scheduled to be received under non-cancellable tenant leases at December 31, 2014, as follows:

2015	$620,874
2016	541,639
2017	469,261
2018	387,445
2019	322,236
Thereafter	1,133,974
$3,475,429

Future minimum rents do not include percentage rents or tenant reimbursements that may become due.

NOTE 10. MORTGAGE AND OTHER NOTES RECEIVABLE
Each of the Company's mortgage notes receivable is collateralized by either a first mortgage, a second mortgage or by an assignment of 100% of the partnership interests that own the real estate assets.  Other notes receivable include amounts due from tenants or government sponsored districts and unsecured notes received from third parties as whole or partial consideration for property or investments.  The Company reviews its mortgage and other notes receivable to determine if the balances are realizable based on factors affecting the collectability of those balances.  Factors may include credit quality, timeliness of required periodic payments, past due status and management discussions with obligors.  The Company believes that its mortgage and other notes receivable balance is fully collectible as of December 31, 2014.
Mortgage and other notes receivable consist of the following:

		As of December 31, 2014		As of December 31, 2013
	Maturity Date	Interest Rate	Balance	Interest Rate	Balance
Mortgages:
Coastal Grand - Myrtle Beach (1)	Oct 2014	7.75%	$—	7.75%	$9,000
Columbia Place Outparcel (2)	Feb 2022	5.00%	360	—%	—
Park Place	May 2022	5.00%	1,566	5.00%	1,738
Village Square (3)	Mar 2016	3.50%	1,711	4.50%	2,600
Other	Dec 2016 - Jan 2047	2.67% - 9.50%	5,686	2.67% - 9.50%	5,782
			9,323		19,120
Other Notes Receivable:
Horizon Group - The Outlet Shoppes at Atlanta (4)	May 2015	7.00%	—	7.00%	816
RED Development Inc. (5)	Nov 2023	5.00%	7,429	5.00%	7,429
Woodstock land (6)	Feb 2015	10.00%	3,059	10.00%	3,059
			10,488		11,304

			$19,811		$30,424

(1)	In the third quarter of 2014, the subordinated notes were paid off in conjunction with the refinancing of the loan, secured by Coastal Grand-Myrtle Beach. See Note 5 for additional information.

(2)	In the fourth quarter of 2014, Columbia Joint Venture, a subsidiary of the Company, received a $360 promissory note in conjunction with the $400 sale of an outparcel.

(3)	In the third quarter of 2014, the mortgage note was modified to extend the maturity date from March 2015 to March 2016 and reduce the interest rate to 3.50%.

(4)
In the second quarter of 2013, Mortgage Holdings, LLC, a subsidiary of the Company, entered into a $2,700 loan agreement with an affiliate of Horizon Group Properties, Inc., the Company's noncontrolling interest partner in The Outlet Shoppes at Atlanta. The note was paid off in the third quarter of 2014.

(5)	In the fourth quarter of 2013, the Company received a $7,430 promissory note in conjunction with the sale of a land parcel.

(6)
In the first quarter of 2013, Woodstock GA Investments, LLC, a joint venture in which the Company owns a 75.0% interest, received $3,525 of the balance on its $6,581 note receivable with an entity that owns an interest in land in Woodstock, GA, adjacent to the site of The Outlet Shoppes at Atlanta. The loan was made in the second quarter of 2012 and is secured by the entity's interest in the adjacent land. The note receivable was extended from May 2014 to November 2014 in the second quarter of 2014. A second amendment to the note was made in November 2014 to extend the maturity date to February 2015.

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

Year Ended December 31, 2014	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$933,736	$41,527	$18,600	$66,876	$1,060,739
Property operating expenses (2)	(282,796)	(9,500)	(5,260)	3,659	(293,897)
Interest expense	(198,758)	(7,959)	(2,510)	(30,597)	(239,824)
Other expense	(20)	—	—	(32,277)	(32,297)
Gain on sales of real estate assets	3,537	937	107	761	5,342
Segment profit	$455,699	$25,005	$10,937	$8,422	500,063
Depreciation and amortization expense					(291,273)
General and administrative expense					(50,271)
Interest and other income					14,121
Gain on extinguishment of debt					87,893
Loss on impairment					(17,858)
Equity in earnings of unconsolidated affiliates					14,803
Income tax provision					(4,499)
Income from continuing operations					$252,979
Total assets	$5,662,967	$274,116	$282,078	$397,138	$6,616,299
Capital expenditures (3)	$198,205	$17,157	$3,160	$99,273	$317,795

Year Ended December 31, 2013	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$930,081	$41,726	$17,937	$63,881	$1,053,625
Property operating expenses (2)	(300,172)	(10,298)	(3,568)	17,831	(296,207)
Interest expense	(206,779)	(8,148)	(2,397)	(14,532)	(231,856)
Other expense	—	—	—	(28,826)	(28,826)
Gain on sales of real estate assets	295	—	452	1,233	1,980
Segment profit	$423,425	$23,280	$12,424	$39,587	498,716
Depreciation and amortization expense					(278,911)
General and administrative expense					(48,867)
Interest and other income					10,825
Loss on extinguishment of debt					(9,108)
Loss on impairment					(70,049)
Gain on investment					2,400
Equity in earnings of unconsolidated affiliates					11,616
Income tax provision					(1,305)
Income from continuing operations					$115,317
Total assets	$5,917,437	$274,234	$222,576	$371,724	$6,785,971
Capital expenditures (3)	$203,210	$10,718	$8,052	$126,803	$348,783

Year Ended December 31, 2012	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$901,249	$40,212	$13,361	$48,021	$1,002,843
Property operating expenses (2)	(286,919)	(9,933)	(3,219)	23,317	(276,754)
Interest expense	(214,216)	(8,449)	(2,517)	(17,175)	(242,357)
Other expense	(12)	—	—	(25,066)	(25,078)
Gain on sales of real estate assets	1,188	202	608	288	2,286
Segment profit	$401,290	$22,032	$8,233	$29,385	460,940
Depreciation and amortization expense					(255,460)
General and administrative expense					(51,251)
Interest and other income					3,953
Gain on extinguishment of debt					265
Loss on impairment of real estate					(24,379)
Gain on investment					45,072
Equity in earnings of unconsolidated affiliates					8,313
Income tax provision					(1,404)
Income from continuing operations					$186,049
Total assets	$6,213,801	$302,225	$203,261	$370,449	$7,089,736
Capital expenditures (3)	$608,190	$6,630	$13,884	$76,319	$705,023

(1)	The All Other category includes mortgage and other notes receivable, office buildings, the Management Company and the Company’s subsidiary that provides security and maintenance services.

(2)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.

(3)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

NOTE 12. SUPPLEMENTAL AND NONCASH INFORMATION

The Company paid cash for interest, net of amounts capitalized, in the amount of $238,531, $223,793 and $233,220 during 2014, 2013 and 2012, respectively.
The Company’s noncash investing and financing activities for 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Accrued dividends and distributions payable	$54,433	$50,523	$43,689
Additions to real estate assets accrued but not yet paid	25,332	20,625	22,468
Transfer of real estate assets in settlement of mortgage debt obligations:
Decrease in real estate assets	(79,398)	—	—
Decrease in mortgage and other indebtedness	163,998	—	—
Decrease in operating assets and liabilities	4,799	—	—
Reduction to preferred liquidation value of PJV units	—	10,000	—
Discount on issuance of 4.60% Senior Notes due 2024	75	—	—
Discount on issuance of 5.250% Senior Notes due 2023	—	(4,626)	—
Trade-in allowance - aircraft	—	2,800	—
Note receivable from sale of Lakeshore Mall	10,000	—	—
Notes receivable from sale of land	360	7,430	—
Issuance of noncontrolling interests in Operating Partnership	—	—	14,000
Conversion of Operating Partnership units to common stock	—	—	59,738
Addition to real estate assets from conversion of note receivable	—	—	4,522
Assumption of mortgage notes payable in acquisitions	—	—	220,634
Consolidation of joint venture:
Decrease in investment in unconsolidated affiliates	—	—	(15,643)
Increase in real estate assets	—	—	111,407
Increase in intangible lease and other assets	—	—	18,426
Increase in mortgage and other indebtedness	—	—	54,169

NOTE 13. RELATED PARTY TRANSACTIONS

Certain executive officers of the Company and members of the immediate family of Charles B. Lebovitz, Chairman of the Board of the Company, collectively have a significant noncontrolling interest in EMJ, a construction company that the Company engaged to build substantially all of the Company’s development Properties. The Company paid approximately $31,398, $27,106 and $49,153 to EMJ in 2014, 2013 and 2012, respectively, for construction and development activities. The Company had accounts payable to EMJ of $3,139 and $2,345 at December 31, 2014 and 2013, respectively.

Certain executive officers of the Company also collectively had a significant noncontrolling interest in Electrical and Mechanical Group, Inc. (“EMG”), a company to which EMJ subcontracted a portion of its services for the Company.  EMJ paid approximately $15 to EMG in 2012 for such subcontracted services. EMG was dissolved in 2012.

The Management Company provides management, development and leasing services to the Company’s unconsolidated affiliates and other affiliated partnerships. Revenues recognized for these services amounted to $9,444, $7,886 and $7,531 in 2014, 2013 and 2012, respectively.

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

On March 11, 2010, TPD, a subsidiary of the Company, filed the Mississippi Case, against M Hanna, Gallet & Associates, Inc., LA Ash, Inc., EMJ and JEA (f/k/a Jacksonville Electric Authority), seeking damages for alleged property damage and related damages occurring at a shopping center development in D'Iberville, Mississippi. EMJ filed an answer and counterclaim denying liability and seeking to recover from TPD the retainage of approximately $327 allegedly owed under the construction contract. Kohl's was granted permission to intervene in the Mississippi Case and, on April 13, 2011, filed a cross-claim against TPD alleging that TPD is liable to Kohl's for unspecified damages resulting from the actions of the defendants and for the failure to perform the obligations of TPD under a Site Development Agreement with Kohl's. Kohl's also made a claim against the Company based on the Company's guarantee of the performance of TPD under the Site Development Agreement. In the fourth quarter of 2014, TPD agreed to a resolution of its claims against defendant EMJ. Pursuant to this agreement, TPD received partial settlements aggregating to $5,970 in the fourth quarter of 2014 from one of EMJ's insurance carriers. Further, EMJ agreed to be responsible for up to a maximum of $6,600 of future costs incurred by TPD in remediating damages to its shopping center site under certain circumstances as set forth in the agreement, and agreed that such limitation would not apply to its potential responsibility for any future remediation required under applicable environmental laws (should such claims arise). The claim made by EMJ against the Company has been dismissed, and based on information currently available, the Company believes the likelihood of an unfavorable outcome related to the claims made by Kohl's against the Company in connection with the Mississippi case is remote. The Company provided disclosure of this litigation due to the related party relationship between the Company and EMJ described below. TPD also received partial settlements of $800 in the first quarter of 2014 and $8,240 in the third quarter of 2013 from certain of the defendants in the Mississippi Case described above. Litigation continues with the other remaining defendants in the matter. The trial for those remaining claims has been continued from its previously scheduled September 2014 setting. See Note 19 for an additional amount received from EMJ's insurance carrier subsequent to December 31, 2014.

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
Environmental Contingencies
The Company evaluates potential loss contingencies related to environmental matters using the same criteria described above related to litigation matters. Based on current information, an unfavorable outcome concerning such environmental matters, both individually and in the aggregate, is considered to be reasonably possible. However, the Company believes its maximum potential exposure to loss would not be material to its results of operations or financial condition. The Company has a master insurance policy that provides coverage through 2022 for certain environmental claims up to $10,000 per occurrence and up to $50,000 in the aggregate, subject to deductibles and certain exclusions.
Other Contingencies
In September 2013, the Company redeemed all outstanding perpetual PJV units of its joint venture, CWJV with Westfield using borrowings from the Company's lines of credit. The PJV units, originally issued in 2007 as part of the acquisition of four malls in St. Louis, MO by CWJV, were redeemed for $412,986, which consisted of $408,577 for the PJV units and $4,409 for accrued and unpaid preferred returns. In accordance with the joint venture agreement, the redemption amount represented a $10,000 reduction to the preferred liquidation value of the PJV units of $418,577. The $10,000 reduction was recorded as an increase in additional paid-in capital of the Company and as an increase to partners' capital of the Operating Partnership.
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

The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying consolidated balance sheets as of December 31, 2014 and 2013:

	As of December 31, 2014							Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Company		Maximum Guaranteed Amount	Debt Maturity Date (1)		12/31/14	12/31/13
West Melbourne I, LLC - Phase I	50%	$40,243	25%		$10,061	Nov-2015	(2)	$101	$65
West Melbourne I, LLC - Phase II	50%	13,579	N/A	(3)	8,700	Nov-2015	(2)	87	65
Port Orange I, LLC	50%	60,814	25%		15,204	Nov-2015	(2)	153	157
JG Gulf Coast Town Center LLC - Phase III	50%	5,694	100%		5,694	Jul-2015		—	—
Fremaux Town Center JV, LLC - Phase I	65%	41,648	50%	(4)	21,789	Aug-2016	(5)	236	460
Fremaux Town Center JV, LLC - Phase II	65%	4,041	50%	(6)	16,050	Aug-2016	(5)	161	—
Ambassador Town Center JV, LLC	65%	715	100%	(7)	48,200	Dec-2017	(8)	482	—
Ambassador Infrastructure, LLC	65%	725	100%	(9)	11,700	Dec-2017	(8)	177	—
			Total guaranty liability					$1,397	$747

(1)	Excludes any extension options.

(2)	The loan has two one-year extension options, which are at the unconsolidated affiliate's election, for an outside maturity date of November 2017.

(3)
The guaranty was reduced from 100% to 25% in the third quarter of 2014 when Carmike Cinema became operational in the third quarter of 2014. In the fourth quarter of 2014, the loan was amended and restated to add funding for the construction of Academy Sports. The guaranty was also amended to cap the maximum guaranteed amount at $8,700 unless a monetary default event occurs related to Carmike Cinema or Academy Sports. The guaranty will be reduced to 25% once Academy Sports is operational and paying contractual rent.

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

(6)
The Company received a 1% fee for this guaranty when the loan was issued in August 2014. The guaranty was reduced to 50% upon the land closing with Dillard's in the fourth quarter of 2014. Upon completion of Phase II of the development and once certain leasing and occupancy metrics have been met, the guaranty will be 25%. The guaranty will be further reduced to 15% when Phase II of the development has been open for one year, the debt service coverage ratio of 1.30 to 1.00 is met and Dillard's is operational.

(7)
The Company received a 1% fee for this guaranty when the loan was issued in December 2014. Once construction is complete the guaranty will be reduced to 50%. The guaranty will be further reduced from 50% to 15% once the construction of Ambassador Town Center and its related infrastructure improvements is complete as well as upon the attainment of certain debt service and operational metrics.

(8)	The loan has two one-year extension options, which are the joint venture's election, for an outside maturity date of December 2019.

(9)
The Company received a 1% fee for this guaranty when the loan was issued in December 2014. The guaranty will be reduced to 50% on March 1st of the year following any calendar year during which the PILOT payments received by Ambassador Infrastructure and delivered to the lender are $1,200 or more, provided no event of default exists. The guaranty will be reduced to 20% when the PILOT payments are $1,400 or more, provided no event of default exists.

The Company has guaranteed the lease performance of YTC, an unconsolidated affiliate in which it owns a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $15,600 as of December 31, 2014.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not record an obligation for this guaranty because it determined that the fair value of the guaranty was not material as of December 31, 2014 and 2013.

The Company owned a parcel of land in Lee's Summit, MO that it ground leased to a third party development company that developed and operates a shopping center on the land parcel. The Company had guaranteed 27% of the third party’s loans of which the maximum guaranteed amount represented 27% of the loans' capacity. In the fourth quarter of 2013, the Company sold the land parcel to the third party development company for $22,430. The Company received $15,000 in cash and a promissory note of $7,430 from the third party development company's parent. See Note 10 for additional information about the note receivable. In conjunction with the land sale, the Company's ground lease with the third party development company terminated, releasing the Company from its 27% guaranty, and the Company removed the $192 obligation from its consolidated balance sheet as of December 31, 2013.

Performance Bonds

The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $20,720 and $23,513 at December 31, 2014 and 2013, respectively.

Ground Leases

The Company is the lessee of land at certain of its Properties under long-term operating leases, which include scheduled increases in minimum rents.  The Company recognizes these scheduled rent increases on a straight-line basis over the initial lease terms.  Most leases have initial terms of at least 20 years and contain one or more renewal options, generally for a minimum of 5- or 10-year periods.  Lease expense recognized in the consolidated statements of operations for 2014, 2013 and 2012 was $1,290, $1,371 and $1,169, respectively.

The future obligations under these operating leases at December 31, 2014, are as follows:

2015	$859
2016	877
2017	885
2018	894
2019	903
Thereafter	27,810
$32,228

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
Fair Value Measurements on a Recurring Basis
The following tables set forth information regarding the Company’s financial instruments that are measured at fair value on a recurring basis in the accompanying consolidated balance sheets as of December 31, 2014 and 2013:

		Fair Value Measurements at Reporting Date Using
	Fair Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$20,512	$20,512	$—	$—

Liabilities:
Interest rate swaps	$2,226	$—	$2,226	$—

		Fair Value Measurements at Reporting Date Using
	Fair Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$13,973	$13,973	$—	$—
Interest rate cap	—	—	—	—

Liabilities:
Interest rate swaps	$4,007	$—	$4,007	$—
The Company recognizes transfers in and out of every level at the end of each reporting period. There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2014 and 2013.
Intangible lease assets and other assets in the consolidated balance sheets include marketable securities consisting of corporate equity securities and bonds that are classified as available-for-sale.  Net unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of AOCI in redeemable noncontrolling interests, shareholders’ equity and partners' capital, and noncontrolling interests.  The Company did not recognize any realized gains or losses related to sales of marketable securities during the years ended December 31, 2014 and 2013. The Company recognized realized gains of $224 related to sales of marketable securities during the year ended December 31, 2012.  During the years ended December 31, 2014, 2013 and 2012, the Company did not recognize any write-downs for other-than-temporary impairments.  The fair values of the Company’s available-for-sale securities are based on quoted market prices and are classified under Level 1.  See Note 2 for a summary of the available-for-sale securities held by the Company.
The Company uses interest rate swaps and caps to mitigate the effect of interest rate movements on its variable-rate debt.  The Company had four interest rate swaps as of December 31, 2014 and four interest rate swaps and one interest rate cap as of December 31, 2013, that qualify as hedging instruments and are designated as cash flow hedges.  The interest rate cap is included in intangible lease assets and other assets and the interest rate swaps are reflected in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.  The swaps and cap have predominantly met the effectiveness test criteria since inception and changes in their fair values are, thus, primarily reported in OCI/L and are reclassified into earnings in the same period or periods during which the hedged item affects earnings. The fair values of the Company’s interest rate hedges, classified under Level 2,  are determined based on prevailing market data for contracts with matching durations, current and anticipated LIBOR information, consideration of the Company’s credit standing, credit risk of the counterparties and reasonable estimates about relevant future market conditions. See Notes 2 and 6 for additional information regarding the Company’s interest rate hedging instruments.
The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments. Based on the interest rates for similar financial instruments, the carrying value of mortgage and other notes receivable is a reasonable estimate of fair value. The estimated fair value of mortgage and other indebtedness was $4,947,026 and $5,126,300 at December 31, 2014 and 2013, respectively. The fair value was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently. The carrying amount of mortgage and other indebtedness was $4,700,460 and $4,857,523 at December 31, 2014 and 2013, respectively.
Fair Value Measurements on a Nonrecurring Basis
The Company measures the fair value of certain long-lived assets on a nonrecurring basis, through quarterly impairment testing or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company considers both quantitative and qualitative factors in its impairment analysis of long-lived assets. Significant quantitative factors include historical and forecasted information for each Property such as NOI, occupancy statistics and sales levels. Significant qualitative factors used include market conditions, age and condition of the Property and tenant mix. Due to the significant unobservable estimates and assumptions used in the valuation of long-lived assets that experience impairment, the Company classifies such long-lived assets under Level 3 in the fair value hierarchy. The fair value analysis as of December 31, 2014 used various probability-weighted scenarios comparing each Property's net book value to the sum of its estimated fair value. Assumptions included up to a 10-year holding period with a sale at the end of the holding period, capitalization rates ranging from 10% to 12% and an estimated sales cost of 1%. See Note 2 for additional information describing the Company's impairment review process.
The following table sets forth information regarding the Company’s assets that were measured at fair value on a nonrecurring basis and related impairment charges for the years ended December 31, 2014 and 2013:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
2014:
Long-lived assets	$69,103	$—	$—	$69,103	$17,753

2013:
Long-lived assets	$31,900	$—	$—	$31,900	$67,665

Long-lived Assets Measured at Fair Value in 2014
During the year ended December 31, 2014, the Company wrote down three properties to their estimated fair values. These properties were Chapel Hill Mall, Lakeshore Mall and Pemberton Plaza. All three of these properties were disposed of as of December 31, 2014 as described below.
In accordance with the Company's quarterly impairment review process, the Company recorded a non-cash impairment of real estate of $12,050 in the first quarter of 2014 related to Chapel Hill Mall, located in Akron, OH, to write-down the depreciated book value to its estimated fair value of $53,348 as of March 31, 2014. The mall had experienced declining cash flows which were insufficient to cover the debt service on the mortgage secured by the property and the non-recourse loan was in default. In the third quarter of 2014, the Company conveyed Chapel Hill Mall to the lender by a deed-in-lieu of foreclosure. See Note 4 and Note 6 for additional information.
The Company recognized a non-cash impairment of real estate of $5,100 in the first quarter of 2014 when it adjusted the book value of Lakeshore Mall, located in Sebring, FL, to its estimated fair value of $13,780 based on a binding purchase agreement signed in April 2014. The sale closed in May 2014 and the Company recognized an impairment loss of $106 in the second quarter of 2014 as a result of additional closing costs. See Note 4 for further information on this sale.
In the third quarter of 2014, the Company recognized an impairment loss of $497 to write down the book value of Pemberton Plaza, a community center located in Vicksburg, MS, to its sales price. See Note 4 for further information on this sale.

A reconciliation of each Property's carrying values for the year ended December 31, 2014 is as follows:

	Chapel Hill Mall (1)	Lakeshore Mall (2)	Pemberton Plaza (3)	Total
Beginning carrying value, January 1, 2014	$66,120	$19,127	$2,541	$87,788
Capital expenditures	—	12	31	43
Disposals	(33)	—	(125)	(158)
Depreciation expense	(1,809)	(320)	(64)	(2,193)
Net sales proceeds	—	(13,613)	(1,886)	(15,499)
Other	(1,961)	—	—	(1,961)
Non-recourse debt	(68,563)	—	—	(68,563)
Loss on impairment of real estate	(12,050)	(5,206)	(497)	(17,753)
Gain on extinguishment of debt	18,296	—	—	18,296
Ending carrying value, December 31, 2014	$—	$—	$—	$—
(1)The revenues of Chapel Hill Mall accounted for approximately 0.4% of total consolidated revenues for the year ended December 31, 2014.
(2)The revenues of Lakeshore Mall accounted for approximately 0.2% of total consolidated revenues for the year ended December 31, 2014.
(3)The revenues of Pemberton Plaza accounted for approximately 0.0% of total consolidated revenues for the year ended December 31, 2014.

Long-lived Assets Measured at Fair Value in 2013

During the year ended December 31, 2013, the Company wrote down two Properties to their estimated fair value. As part of the Company's quarterly impairment review process, the Company recorded a non-cash impairment of real estate of $47,212 in the fourth quarter of 2013 to write-down the depreciated book value of Madison Square Mall, located in Huntsville, AL, from $55,212 to an estimated fair value of $8,000 as of December 31, 2013. Additionally, in accordance with the Company's quarterly impairment review process, the Company recorded a non-cash impairment of real estate of $20,453 in the second quarter of 2013 related to Citadel Mall, located in Charleston, SC, to write-down the depreciated book value of $44,353 to its estimated fair value of $23,900 as of June 30, 2013. The Mall experienced declining cash flows which were insufficient to cover the debt service on the mortgage secured by the Property. See Note 4 for information on the foreclosure of Citadel Mall in the first quarter of 2014.
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

Other Impairment Losses

2014

During the year ended December 31, 2014, the Company recorded an impairment of real estate of $105 related to the sale an outparcel for total net proceeds after sales costs of $176, which was less than its total carrying amount of $281.

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

2012
During the year ended December 31, 2012, the Company recorded an impairment of real estate of $1,064 related to the sale of three outparcels for total net proceeds after sales costs of $1,186, which were less than their total carrying amounts of $2,250.     Additionally, during 2012, the Company recorded write-downs related to two Properties. In conjunction with the Company's acquisition of the remaining 40.0% interest in Imperial Valley Commons L.P., a joint venture in which the Company held a 60.0% ownership interest, the Company recorded a non-cash impairment of real estate of $20,315 in the fourth quarter of 2012 to write-down the book value of vacant land available for the future expansion of Imperial Valley Commons, located in El Centro, CA, from $25,645 to its estimated fair value of $5,330. Development of this asset was negatively impacted by economic conditions and other competition in the market area that affected pre-development leasing activity. Additionally, in the third quarter of 2012, in accordance with the Company's quarterly impairment review process, the Company recorded a non-cash impairment of real estate of $3,000 related to The Courtyard at Hickory Hollow, an associated center located in Antioch, TN, to write-down the depreciated book value as of September 30, 2012 from $5,843 to an estimated fair value of $2,843 as of the same date.

NOTE 16. SHARE-BASED COMPENSATION

As of December 31, 2014, there were two share-based compensation plans under which the Company has outstanding awards, the 2012 Plan and the 1993 Plan, as defined below. The Compensation Committee of the Board of Directors (the “Committee”) administers the plans. The Company can elect to make new awards under one of these plans, the CBL & Associates Properties, Inc. 2012 Stock Incentive Plan ("the 2012 Plan"), which was approved by the Company's shareholders in May 2012. The 2012 Plan permits the Company to issue stock options and common stock to selected officers, employees and non-employee directors of the Company up to a total of 10,400,000 shares. The Company did not issue any new awards under the CBL & Associates Properties, Inc. Second Amended and Restated Stock Incentive Plan ("the 1993 Plan"), which was approved by the Company's shareholders in May 2003, between the adoption of the 2012 Plan to replace the 1993 Plan in May 2012 and the termination of the 1993 Plan (as to new awards) on May 5, 2013. As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expense associated with the Company's share-based compensation plans.

The share-based compensation cost that was charged against income for the plans was $3,442, $2,682 and $3,704 for 2014, 2013 and 2012, respectively. Share-based compensation cost resulting from share-based awards is recorded at the Management Company, which is a taxable entity. Share-based compensation cost capitalized as part of real estate assets was $268, $202 and $128 in 2014, 2013 and 2012, respectively.

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

There was no activity related to stock options in 2014 and 2013 as all outstanding options were either exercised or canceled during 2012. The total intrinsic value of options exercised during 2012 was $177.

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

A summary of the status of the Company’s stock awards as of December 31, 2014, and changes during the year ended December 31, 2014, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2014	478,216	$18.72
Granted	236,450	$17.11
Vested	(199,314)	$17.76
Forfeited	(16,490)	$18.58
Nonvested at December 31, 2014	498,862	$18.35

The weighted-average grant-date fair value of shares granted during 2014, 2013 and 2012 was $17.11, $20.17 and $19.09, respectively. The total fair value of shares vested during 2014, 2013 and 2012 was $3,484, $4,305 and $4,573, respectively.

As of December 31, 2014, there was $7,333 of total unrecognized compensation cost related to nonvested stock awards granted under the plans, which is expected to be recognized over a weighted-average period of 3.4 years.  In February 2015, the Company granted 189,035 shares of restricted stock to its employees that will vest over the next five years and 53,375 shares that vested immediately for those employees who were over 70 years of age.

NOTE 17. EMPLOYEE BENEFIT PLANS

401(k) Plan

The Management Company maintains a 401(k) profit sharing plan, which is qualified under Section 401(a) and Section 401(k) of the Code to cover employees of the Management Company. All employees who have attained the age of 21 and have completed at least 60 days of service are eligible to participate in the plan. The plan provides for employer matching contributions on behalf of each participant equal to 50% of the portion of such participant’s contribution that does not exceed 2.5% of such participant’s compensation for the plan year. Additionally, the Management Company has the discretion to make additional profit-sharing-type contributions not related to participant elective contributions. Total contributions by the Management Company were $928, $933 and $929 in 2014, 2013 and 2012, respectively.

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

Deferred Compensation Arrangements

The Company has entered into an agreement with an officer that allows the officer to defer receipt of selected salary increases and/or bonus compensation for periods ranging from 5 to 10 years. The deferred compensation arrangement provides that bonus compensation is deferred in the form of a note payable to the officer. Interest accumulates on these notes at 5.0%. When an arrangement terminates, the note payable plus accrued interest is paid to the officer in cash. At December 31, 2014 and 2013, the Company had notes payable, including accrued interest, of $39 and $169, respectively, related to this arrangement.

NOTE 18. QUARTERLY INFORMATION (UNAUDITED)

Year Ended December 31, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$261,243	$256,933	$258,714	$283,849	$1,060,739
Income from operations (1)	76,169	97,253	97,386	104,335	375,143
Income from continuing operations (2)	64,292	44,077	57,204	87,406	252,979
Discontinued operations	(516)	48	76	446	54
Net income	63,776	44,125	57,280	87,852	253,033
Net income attributable to the Company	55,294	37,958	49,342	76,556	219,150
Net income attributable to common shareholders	44,071	26,735	38,119	65,333	174,258
Basic per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.26	$0.16	$0.22	$0.38	$1.02
Net income attributable to common shareholders	$0.26	$0.16	$0.22	$0.38	$1.02
Diluted per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.26	$0.16	$0.22	$0.38	$1.02
Net income attributable to common shareholders	$0.26	$0.16	$0.22	$0.38	$1.02

Year Ended December 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (3)
Total revenues	$258,482	$255,584	$257,550	$282,009	$1,053,625
Income from operations (4)	93,607	77,081	97,709	62,368	330,765
Income from continuing operations (5)	37,845	16,255	52,234	8,983	115,317
Discontinued operations	2,040	1,984	(8,057)	(914)	(4,947)
Net income	39,885	18,239	44,177	8,069	110,370
Net income attributable to the Company	30,313	11,724	34,324	8,843	85,204
Net income (loss) attributable to common shareholders	19,090	501	23,101	(2,380)	40,312
Basic per share data attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$0.11	$(0.01)	$0.18	$(0.01)	$0.27
Net income (loss) attributable to common shareholders	$0.12	$0.00	$0.14	$(0.01)	$0.24
Diluted per share data attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$0.11	$(0.01)	$0.18	$(0.01)	$0.27
Net income (loss) attributable to common shareholders	$0.12	$0.00	$0.14	$(0.01)	$0.24

(1)	Income from operations for the quarter ended March 31, 2014 includes a $17,150 loss on impairment of real estate related to Chapel Hill Mall and Lakeshore Mall (see Note 4 and Note 15).

(2)
Income from continuing operations for the quarters ended March 31, 2014, September 30, 2014 and December 31, 2014 includes a $43,932, $18,296 and $27,171 gain on extinguishment of debt related to Citadel Mall, Chapel Hill Mall and Columbia Place, respectively (See Note 4 and Note 6).

(3)	The sum of quarterly EPS may differ from annual EPS due to rounding.

(4)
Income from operations for the quarters ended June 30, 2013 and December 31, 2013 includes a $20,453 and $47,212 loss on impairment of real estate related to Citadel Mall and Madison Square, respectively (see Note 15).

(5)
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

NOTE 19. SUBSEQUENT EVENTS
In January 2015, the Company modified the terms of its $50,000 unsecured term loan to reduce the interest rate from a spread of LIBOR plus 190 basis points to LIBOR plus 155 basis points.
In January 2015, TPD received $4,875 as a partial legal settlement from one of EMJ's insurance carriers pursuant to an agreement described in Note 14.
The Company realized a gain of approximately $16,560 on the sale of all of its available-for-sale securities in January 2015.

Schedule II

CBL & ASSOCIATES PROPERTIES, INC.
CBL & ASSOCIATES LIMITED PARTNERSHIP
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Tenant receivables - allowance for doubtful accounts:
Balance, beginning of year	$2,379	$1,977	$1,760
Additions in allowance charged to expense	2,643	1,253	798
Bad debts charged against allowance	(2,654)	(851)	(581)
Balance, end of year	$2,368	$2,379	$1,977

	Year Ended December 31,
	2014	2013	2012
Other receivables - allowance for doubtful accounts:
Balance, beginning of year	$1,241	$1,270	$1,400
Additions in allowance charged to expense	3,689	—	—
Bad debts charged against allowance	(3,645)	(29)	(130)
Balance, end of year	$1,285	$1,241	$1,270

SCHEDULE III
CBL & ASSOCIATES PROPERTIES, INC.
CBL & ASSOCIATES LIMITED PARTNERSHIP
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2014
(In thousands)

		Initial Cost (1)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
MALLS:
Acadiana Mall, Lafayette, LA	$132,068	$22,511	$145,769	$13,633	$—	$19,919	$161,994	$181,913	$(64,670)	2005
Alamance Crossing, Burlington, NC	48,660	20,853	63,105	38,372	(2,803)	18,050	101,477	119,527	(23,120)	2007
Arbor Place, Douglasville, GA	117,496	7,862	95,330	25,161	—	7,862	120,491	128,353	(53,004)	1998-1999
Asheville Mall, Asheville, NC	73,260	7,139	58,747	52,846	(805)	6,334	111,593	117,927	(43,955)	1998
Bonita Lakes Mall, Meridian, MS	—	4,924	31,933	6,964	(985)	4,924	37,912	42,836	(17,624)	1997
Brookfield Square, Brookfield, WI	87,816	8,996	84,250	47,966	(18)	9,170	132,024	141,194	(51,316)	2001
Burnsville Center, Burnsville, MN	75,752	12,804	71,355	58,800	(1,157)	16,102	125,700	141,802	(48,146)	1998
Cary Towne Center, Cary, NC	51,250	23,688	74,432	27,986	—	23,701	102,405	126,106	(35,729)	2001
CherryVale Mall, Rockford, IL	78,280	11,892	63,973	56,227	(1,667)	11,608	118,817	130,425	(39,588)	2001
Chesterfield Mall, Chesterfield, MO	140,000	11,083	282,140	2,407	—	11,083	284,547	295,630	(64,738)	2007
College Square, Morristown, TN	—	2,954	17,787	25,998	(88)	2,866	43,785	46,651	(20,195)	1987-1988
Cross Creek Mall, Fayetteville, NC	130,600	19,155	104,353	32,973	—	20,169	136,312	156,481	(37,883)	2003
Dakota Square Mall, Minot, ND	56,705	4,552	87,625	2,972	—	4,552	90,597	95,149	(7,290)	2012
Eastland Mall, Bloomington, IL	59,400	5,746	75,893	7,741	(753)	5,304	83,323	88,627	(27,256)	2005
East Towne Mall, Madison, WI	66,772	4,496	63,867	45,386	(366)	4,130	109,253	113,383	(38,587)	2002
EastGate Mall, Cincinnati, OH	39,852	13,046	44,949	27,097	(1,017)	12,029	72,046	84,075	(26,052)	2001
Fashion Square, Saginaw, MI	39,736	15,218	64,970	11,273	—	15,218	76,243	91,461	(28,246)	2001
Fayette Mall, Lexington, KY	171,192	25,194	84,267	98,831	11	25,205	183,098	208,303	(45,714)	2001
Frontier Mall, Cheyenne, WY	—	2,681	15,858	19,810	—	2,681	35,668	38,349	(20,329)	1984-1985
Foothills Mall, Maryville, TN	—	5,558	25,244	11,992	—	5,558	37,236	42,794	(23,234)	1996
Greenbrier Mall, Chesapeake, VA	73,907	3,181	107,355	13,301	(626)	2,555	120,656	123,211	(33,545)	2004
Hamilton Place, Chattanooga, TN	101,624	3,532	42,623	40,715	(441)	3,091	83,338	86,429	(44,607)	1986-1987
Hanes Mall, Winston-Salem, NC	151,584	17,176	133,376	46,402	(948)	16,808	179,198	196,006	(62,398)	2001
Harford Mall, Bel Air, MD	—	8,699	45,704	21,495	—	8,699	67,199	75,898	(21,441)	2003
Hickory Point, Forsyth, IL	28,338	10,731	31,728	16,208	(293)	10,439	47,935	58,374	(16,593)	2005
Honey Creek Mall, Terre Haute, IN	28,978	3,108	83,358	13,055	—	3,108	96,413	99,521	(28,022)	2004
Imperial Valley Mall, El Centro, CA	49,945	35,378	70,549	170	—	35,378	70,719	106,097	(4,910)	2012
Janesville Mall, Janesville, WI	—	8,074	26,009	8,190	—	8,074	34,199	42,273	(14,164)	1998
Jefferson Mall, Louisville, KY	68,470	13,125	40,234	24,578	(521)	12,604	64,812	77,416	(22,693)	2001
Kirkwood Mall , Bismarck ND	39,196	3,368	118,945	1,577	—	3,368	120,522	123,890	(7,713)	2012
The Lakes Mall, Muskegon, MI	—	3,328	42,366	11,330	—	3,328	53,696	57,024	(23,387)	2000-2001
Laurel Park Place, Livonia, MI	—	13,289	92,579	10,983	—	13,289	103,562	116,851	(36,139)	2005
Layton Hills Mall, Layton, UT	94,383	20,464	99,836	13,187	(275)	20,189	113,023	133,212	(35,589)	2005

SCHEDULE III
CBL & ASSOCIATES PROPERTIES, INC.
CBL & ASSOCIATES LIMITED PARTNERSHIP
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2014
(In thousands)

		Initial Cost (1)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
Madison Square, Huntsville, AL	—	17,596	39,186	(48,797)	—	2,550	5,435	7,985	(289)	1984
Mall del Norte, Laredo, TX	—	21,734	142,049	49,058	—	21,734	191,107	212,841	(65,256)	2004
Meridian Mall, Lansing, MI	—	529	103,678	72,085	—	2,232	174,060	176,292	(71,072)	1998
Midland Mall, Midland, MI	33,179	10,321	29,429	10,817	—	10,321	40,246	50,567	(15,817)	2001
Mid Rivers Mall, St. Peters, MO	—	16,384	170,582	13,846	—	16,384	184,428	200,812	(43,296)	2007
Monroeville Mall, Pittsburgh, PA	—	22,195	177,214	68,866	—	24,716	243,559	268,275	(63,177)	2004
Northgate Mall, Chattanooga, TN	—	2,330	8,960	19,734	—	2,330	28,694	31,024	(2,562)	2011
Northpark Mall, Joplin, MO	—	9,977	65,481	39,750	—	10,962	104,246	115,208	(34,289)	2004
Northwoods Mall, North Charleston, SC	70,194	14,867	49,647	22,298	(2,339)	12,528	71,945	84,473	(24,569)	2001
Old Hickory Mall, Jackson, TN	—	15,527	29,413	8,219	—	15,527	37,632	53,159	(14,033)	2001
The Outlet Shoppes at Atlanta, Woodstock, GA	79,149	8,598	96,640	(37,801)	—	8,598	58,839	67,437	(4,788)	2013
The Outlet Shoppes at El Paso, El Paso, TX	69,566	9,239	96,640	11,416	—	9,463	107,832	117,295	(10,213)	2012
The Outlet Shoppes at Gettysburg, Gettysburg, PA	38,659	20,953	22,180	744	—	20,953	22,924	43,877	(3,119)	2012
The Outlet Shoppes at Oklahoma City, Oklahoma City, OK	65,051	8,364	50,268	14,015	—	7,795	64,852	72,647	(14,314)	2011
The Outlet Shoppes of the Bluegrass, Simpsonville, KY	77,398	3,146	63,365	282	—	3,146	63,647	66,793	(1,190)	2014
Parkdale Mall, Beaumont, TX	87,961	23,850	47,390	52,786	(307)	23,544	100,175	123,719	(34,015)	2001
Park Plaza Mall, Little Rock, AR	91,643	6,297	81,638	35,895	—	6,304	117,526	123,830	(42,871)	2004
Parkway Place, Huntsville, AL	38,567	6,364	67,067	4,189	—	6,364	71,256	77,620	(10,961)	2010
Pearland Town Center, Pearland, TX	—	16,300	108,615	13,743	(366)	15,443	122,849	138,292	(32,011)	2008
Post Oak Mall, College Station, TX	—	3,936	48,948	13,105	(327)	3,608	62,054	65,662	(29,448)	1984-1985
Randolph Mall, Asheboro, NC	—	4,547	13,927	12,000	—	4,547	25,927	30,474	(8,919)	2001
Regency Mall, Racine, WI	—	3,384	36,839	15,355	—	4,244	51,334	55,578	(20,193)	2001
Richland Mall, Waco, TX	—	9,874	34,793	16,046	—	9,887	50,826	60,713	(16,084)	2002
River Ridge Mall, Lynchburg, VA	—	4,824	59,052	12,100	(252)	4,572	71,152	75,724	(18,112)	2003
South County Center, St. Louis, MO	—	15,754	159,249	15,165	—	15,754	174,414	190,168	(39,006)	2007
Southaven Towne Center, Southaven, MS	40,023	8,255	29,380	13,187	—	8,478	42,344	50,822	(14,741)	2005
Southpark Mall, Colonial Heights, VA	64,486	9,501	73,262	33,585	—	11,282	105,066	116,348	(31,929)	2003
Stroud Mall, Stroudsburg, PA	31,960	14,711	23,936	20,734	—	14,711	44,670	59,381	(15,768)	1998
St. Clair Square, Fairview Heights, IL	—	11,027	75,620	33,955	—	11,027	109,575	120,602	(46,327)	1996
Sunrise Mall, Brownsville, TX	—	11,156	59,047	(2,154)	—	11,156	56,893	68,049	(17,906)	2003
Turtle Creek Mall , Hattiesburg, MS	—	2,345	26,418	18,820	—	3,535	44,048	47,583	(21,695)	1993-1995
Valley View Mall, Roanoke, VA	59,688	15,985	77,771	20,191	—	15,999	97,948	113,947	(28,491)	2003
Volusia Mall, Daytona Beach, FL	49,849	2,526	120,242	23,156	—	6,431	139,493	145,924	(36,470)	2004

SCHEDULE III
CBL & ASSOCIATES PROPERTIES, INC.
CBL & ASSOCIATES LIMITED PARTNERSHIP
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2014
(In thousands)

		Initial Cost (1)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
Walnut Square, Dalton, GA	—	50	15,138	16,928	—	50	32,066	32,116	(18,200)	1984-1985
Wausau Center, Wausau, WI	18,369	5,231	24,705	16,478	(5,231)	—	41,183	41,183	(17,157)	2001
West Towne Mall, Madison, WI	94,316	9,545	83,084	45,467	—	9,545	128,551	138,096	(44,536)	2002
WestGate Mall, Spartanburg, SC	37,931	2,149	23,257	46,857	(432)	1,742	70,089	71,831	(34,577)	1995
Westmoreland Mall, Greensburg, PA	—	4,621	84,215	16,517	—	4,621	100,732	105,353	(35,014)	2002
York Galleria, York, PA	51,037	5,757	63,316	9,811	—	5,757	73,127	78,884	(29,037)	1995

ASSOCIATED CENTERS:
Annex at Monroeville, Monroeville, PA	—	716	29,496	(685)	—	716	28,811	29,527	(7,611)	2004
Bonita Lakes Crossing, Meridian, MS	—	794	4,786	8,650	—	794	13,436	14,230	(5,659)	1997
Chapel Hill Suburban, Akron, OH	—	925	2,520	1,900	—	925	4,420	5,345	(1,204)	2004
CoolSprings Crossing, Nashville, TN	11,946	2,803	14,985	4,543	—	3,554	18,777	22,331	(11,135)	1991-1993
Courtyard at Hickory Hollow, Nashville, TN	—	3,314	2,771	(1,865)	(231)	1,500	2,489	3,989	(327)	1998
EastGate Crossing, Cincinnati, OH	14,707	707	2,424	7,890	(11)	696	10,314	11,010	(3,824)	2001
Foothills Plaza, Maryville, TN	—	132	2,132	531	—	148	2,647	2,795	(1,961)	1984-1988
Frontier Square, Cheyenne, WY	—	346	684	374	(86)	260	1,058	1,318	(636)	1985
Gunbarrel Pointe, Chattanooga, TN	10,641	4,170	10,874	3,455	—	4,170	14,329	18,499	(4,921)	2000
Hamilton Corner, Chattanooga, TN	14,965	630	5,532	8,275	—	734	13,703	14,437	(5,783)	1986-1987
Hamilton Crossing, Chattanooga, TN	9,853	4,014	5,906	6,736	(1,370)	2,644	12,642	15,286	(6,146)	1987
Harford Annex , Bel Air, MD	—	2,854	9,718	1,034	—	2,854	10,752	13,606	(2,954)	2003
The Landing at Arbor Place, Douglasville, GA	—	4,993	14,330	1,511	(748)	4,245	15,841	20,086	(7,840)	1998-1999
Layton Hills Convenience Center, Layton Hills, UT	—	—	8	980	—	—	988	988	(336)	2005
Layton Hills Plaza, Layton Hills, UT	—	—	2	299	—	—	301	301	(159)	2005
Madison Plaza , Huntsville, AL	—	473	2,888	3,828	—	473	6,716	7,189	(4,397)	1984
The Plaza at Fayette, Lexington, KY	38,987	9,531	27,646	3,813	—	9,531	31,459	40,990	(8,918)	2006
Parkdale Crossing, Beaumont, TX	—	2,994	7,408	2,113	(355)	2,639	9,521	12,160	(2,972)	2002
The Shoppes At Hamilton Place, Chattanooga, TN	—	4,894	11,700	1,424	—	4,894	13,124	18,018	(3,747)	2003
Sunrise Commons, Brownsville, TX	—	1,013	7,525	1,108	—	1,013	8,633	9,646	(2,637)	2003
The Shoppes at St. Clair Square, Fairview Heights, IL	19,759	8,250	23,623	163	(5,044)	3,206	23,786	26,992	(7,045)	2007
The Terrace, Chattanooga, TN	13,683	4,166	9,929	8,097	—	6,536	15,656	22,192	(4,882)	1997
West Towne Crossing, Madison, WI	—	1,151	2,955	7,913	—	2,126	9,893	12,019	(1,248)	1998
WestGate Crossing, Spartanburg, SC	—	1,082	3,422	6,925	—	1,082	10,347	11,429	(3,934)	1997
Westmoreland Crossing, Greensburg, PA	—	2,898	21,167	9,233	—	2,898	30,400	33,298	(9,163)	2002

SCHEDULE III
CBL & ASSOCIATES PROPERTIES, INC.
CBL & ASSOCIATES LIMITED PARTNERSHIP
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2014
(In thousands)

		Initial Cost (1)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
COMMUNITY CENTERS:
Cobblestone Village, Palm Coast, FL	—	6,082	12,070	(524)	(220)	4,296	13,112	17,408	(2,482)	2007
The Crossings at Marshalls Creek, Marshalls Creek, PA	—	6,456	15,351	197	—	6,453	15,551	22,004	(834)	2013
The Promenade, D'Iberville, MS	—	16,278	48,806	24,761	(706)	17,953	71,186	89,139	(10,716)	2009
The Forum at Grand View, Madison , MS	—	9,234	17,285	14,710	(684)	8,652	31,893	40,545	(3,027)	2010
Statesboro Crossing, Statesboro, GA	11,212	2,855	17,805	432	(235)	2,840	18,017	20,857	(3,576)	2008
Waynesville Commons, Waynesville, NC	—	3,511	6,141	13	—	3,511	6,154	9,665	(397)	2008

OFFICE BUILDINGS AND OTHER:
840 Greenbrier Circle, Chesapeake, VA	—	2,096	3,091	218	—	2,096	3,309	5,405	(881)	2007
850 Greenbrier Circle, Chesapeake, VA	—	3,154	6,881	(303)	—	3,154	6,578	9,732	(1,425)	2007
CBL Center, Chattanooga, TN	—	—	13,648	1,422	—	—	15,070	15,070	(3,943)	2008
CBL Center II, Chattanooga, TN	20,485	140	24,675	(12)	—	140	24,663	24,803	(12,877)	2001
Oak Branch Business Center, Greensboro, NC	—	535	2,192	(25)	—	535	2,167	2,702	(523)	2007
One Oyster Point, Newport News, VA	—	1,822	3,623	843	—	1,822	4,466	6,288	(774)	2007
Pearland Hotel, Pearland, TX	—	—	16,149	389	—	—	16,538	16,538	(3,495)	2008
Pearland Office, Pearland, TX	—	—	7,849	1,341	—	—	9,190	9,190	(662)	2009
Pearland Residential Mgmt, Pearland, TX	—	—	9,666	9	—	—	9,675	9,675	(1,724)	2008
Port Orange Apartments, Daytona Beach, FL	—	—	3,474	(182)	—	—	3,292	3,292	(43)	2014
Two Oyster Point, Newport News, VA	—	1,543	3,974	460	—	1,543	4,434	5,977	(1,358)	2007

DISPOSITIONS:
Chapel Hill Mall, Akron, OH	—	6,578	68,043	(74,621)	—	—	—	—	—	2004
Citadel Mall, Charleston, SC	—	10,990	44,008	(54,998)	—	—	—	—	—	2001
Columbia Place, Columbia, SC	—	1,526	52,348	(53,874)	—	—	—	—	—	2002
Foothills Plaza Expansion, Maryville, TN	—	137	1,960	(2,097)	—	—	—	—	—	1984-1988
Lakeshore Mall, Sebring, FL	—	1,443	28,819	(30,262)	—	—	—	—	—	1991-1992
Pemberton Plaza, Vicksburg, MS	—	1,284	1,379	(2,663)	—	—	—	—	—	2004

SCHEDULE III
CBL & ASSOCIATES PROPERTIES, INC.
CBL & ASSOCIATES LIMITED PARTNERSHIP
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2014
(In thousands)

		Initial Cost (1)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
Other (5)	—	2,024	3,458	55	(63)	1,961	3,513	5,474	(2,502)

Developments in progress consisting of construction and Development Properties	—	—	117,966	—	—	—	117,966	117,966	—

TOTALS	$3,270,528	$894,092	$5,827,242	$1,497,608	$(31,759)	$847,829	$7,339,354	$8,187,183	$(2,240,007)

(1)	Initial cost represents the total cost capitalized including carrying cost at the end of the first fiscal year in which the Property opened or was acquired.

(2)	Encumbrances represent the face amount of the mortgage and other indebtedness balance at December 31, 2014, excluding debt premium or discount.

(3)	The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $7.878 billion.

(4)	Depreciation for all Properties is computed over the useful life which is generally 40 years for buildings, 10-20 years for certain improvements and 7-10 years for equipment and fixtures.

(5)	Includes non-property mortgages and unsecured credit line mortgages.

SCHEDULE III
CBL & ASSOCIATES PROPERTIES, INC.
CBL & ASSOCIATES LIMITED PARTNERSHIP
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2014
(In thousands)

The changes in real estate assets and accumulated depreciation for the years ending December 31, 2014, 2013, and 2012 are set forth below (in thousands):

	Year Ended December 31,
	2014	2013	2012
REAL ESTATE ASSETS:
Balance at beginning of period	$8,123,514	$8,301,013	$7,767,819
Additions during the period:
Additions and improvements	282,282	282,664	217,161
Acquisitions of real estate assets	—	29,912	474,623
Deductions during the period:
Disposals, deconsolidations and accumulated depreciation on impairments	(189,372)	(412,976)	(108,554)
Transfers from real estate assets	(11,383)	(8,031)	808
Impairment of real estate assets	(17,858)	(69,068)	(50,844)
Balance at end of period	$8,187,183	$8,123,514	$8,301,013

ACCUMULATED DEPRECIATION:
Balance at beginning of period	$2,056,357	$1,972,031	$1,762,149
Depreciation expense	269,602	253,142	247,702
Accumulated depreciation on real estate assets sold, retired, impaired or deconsolidated	(85,952)	(168,816)	(37,820)
Balance at end of period	$2,240,007	$2,056,357	$1,972,031

								Schedule IV
CBL & ASSOCIATES PROPERTIES, INC. CBL & ASSOCIATES LIMITED PARTNERSHIP MORTGAGE NOTES RECEIVABLE ON REAL ESTATE At December 31, 2014 (In thousands)
Name Of Center/Location	Interest Rate		Final Maturity Date	Monthly Payment Amount (1)		Balloon Payment At Maturity	Prior Liens	Face Amount Of Mortgage	Carrying Amount Of Mortgage (2)	Principal Amount Of Mortgage Subject To Delinquent Principal Or Interest
FIRST MORTGAGES:
Columbia Place Outparcel	5.00%		Feb-22	$3	(3)	$360	None	$360	$360	$—
One Park Place - Chattanooga, TN	5.00%		May-2022	21		—	None	3,200	1,566	—
Village Square - Houghton Lake, MI and Village at Wexford - Cadillac, MI	3.50%		Mar-2016	8	(3)	1,711	None	2,627	1,711	—
OTHER	2.67% - 9.50%	(4)	Dec-2016/ Jan-2047	20		3,340		5,751	5,686	—
				$52		$5,411		$11,938	$9,323	$—

(1)	Equal monthly installments comprised of principal and interest, unless otherwise noted.

(2)	The aggregate carrying value for federal income tax purposes was $9,323 at December 31, 2014.

(3)	Payment represents interest only.

(4)	Mortgage notes receivable aggregated in Other include a variable-rate note that bears interest at prime plus 2.0%, currently at 5.25%, and a variable-rate note that bears interest at LIBOR plus 2.50%.

The changes in mortgage notes receivable were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Beginning balance	$19,120	$19,383	$34,239
Additions	360	—	—
Non-cash transfer	—	—	(12,741)
Payments	(10,157)	(263)	(2,115)
Ending balance	$9,323	$19,120	$19,383

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended through May 2, 2011 (q)
3.2	Amended and Restated Bylaws of the Company, as amended through November 25, 2013 (cc)
3.3	CBL & Associates Properties, Inc. Second Amended and Restated Bylaws, effective as of May 6, 2014 (ee)
4.1
See Amended and Restated Certificate of Incorporation of the Company, as amended, and Amended and Restated Bylaws and Second Amended and Restated Bylaws of the Company relating to the Common Stock, Exhibits 3.1, 3.2 and 3.3 above

4.2	Certificate of Designations, dated June 25, 1998, relating to the 9.0% Series A Cumulative Redeemable Preferred Stock (c)
4.3	Certificate of Designation, dated April 30, 1999, relating to the Series 1999 Junior Participating Preferred Stock (c)
4.4	Terms of Series J Special Common Units of the Operating Partnership, pursuant to Article 4.4 of the Second Amended and Restated Partnership Agreement of the Operating Partnership (c)
4.5	Certificate of Designations, dated June 11, 2002, relating to the 8.75% Series B Cumulative Redeemable Preferred Stock (d)
4.6	Acknowledgment Regarding Issuance of Partnership Interests and Assumption of Partnership Agreement (f)
4.7	Certificate of Designations, dated August 13, 2003, relating to the 7.75% Series C Cumulative Redeemable Preferred Stock (e)
4.8	Certificate of Correction of the Certificate of Designations relating to the 7.75% Series C Cumulative Redeemable Preferred Stock (g)
4.9	Certificate of Designations, dated December 10, 2004, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (g)
4.9.1	Amended and Restated Certificate of Designations, dated February 25, 2010, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (m)
4.9.2	Second Amended and Restated Certificate of Designations, dated October 14, 2010, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (o)
4.10	Certificate of Designations, dated October 1, 2012, relating to the 6.625% Series E Cumulative Redeemable Preferred Stock (u)
4.11	Terms of the Series S Special Common Units of the Operating Partnership, pursuant to the Third Amendment to the Second Amended and Restated Partnership Agreement of the Operating Partnership (h)
4.12	Terms of the Series L Special Common Units of the Operating Partnership, pursuant to the Fourth Amendment to the Second Amended and Restated Partnership Agreement of the Operating Partnership (i)
4.13	Terms of the Series K Special Common Units of the Operating Partnership, pursuant to the First Amendment to the Third Amended and Restated Partnership Agreement of the Operating Partnership (i)
4.14.1	Indenture dated as of November 26, 2013, among CBL & Associates Limited Partnership, CBL & Associates Properties, Inc. and U.S. Bank National Association (dd)
4.14.2	First Supplemental Indenture, dated as of November 26, 2013, among CBL & Associates Limited Partnership, CBL & Associates Properties, Inc. and U.S. Bank National Association (dd)
4.14.3	Limited Guarantee, dated as of November 26, 2013, of CBL & Associates Properties, Inc. (dd)
4.14.4	Global Note evidencing the 5.250% Senior Notes Due 2023 (dd)
4.14.5	Global Note evidencing the 4.60% Senior Notes Due 2024 (ff)
10.1.1	Fourth Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated November 2, 2010 (p)
10.1.2	Certificate of Designation, dated October 1, 2012, relating to the 6.625% Series E Cumulative Preferred Units (v)
10.2	Property Management Agreement between the Operating Partnership and the Management Company (a)

Exhibit Number	Description
10.3	Property Management Agreement relating to Retained Properties (a)
10.4	Subscription Agreement relating to purchase of the Common Stock and Preferred Stock of the Management Company (a)
10.5.1	CBL & Associates Properties, Inc. Second Amended and Restated Stock Incentive Plan† (n)
10.5.2	Form of Stock Restriction Agreement for restricted stock awards in 2006 and subsequent years† (k)
10.5.3	First Amendment to CBL & Associates Properties, Inc. Second Amended and Restated Stock Incentive Plan† (r)
10.5.4	CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (s)
10.5.5	Original Form of Stock Restriction Agreement for Restricted Stock Awards under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (y)
10.5.6	Form of Stock Restriction Agreement for Restricted Stock Awards under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan (effective May 2013) † (aa)*
10.5.7	Amendment No. 1 to CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (hh)
10.6.1	Form of Indemnification Agreements between the Company and the Management Company and their officers and directors, for agreements executed prior to 2013 (a)
10.6.2	Form of Indemnification Agreements between the Company and the Management Company and their officers and directors, for agreements executed in 2013 and subsequent years (hh)
10.7.1	Employment Agreement for Charles B. Lebovitz† (a)
10.7.2	Employment Agreement for John N. Foy† (a)
10.7.3	Employment Agreement for Stephen D. Lebovitz† (a)
10.7.4	Summary Description of CBL & Associates Properties, Inc. Director Compensation Arrangements† (hh)
10.7.5	CBL & Associates Properties, Inc. Tier III Post-65 Retiree Program† (w)
10.8.1	Option Agreement relating to certain Retained Properties (a)
10.8.2	Option Agreement relating to Outparcels (a)
10.9.1	Property Partnership Agreement relating to Hamilton Place (a)
10.9.2	Property Partnership Agreement relating to CoolSprings Galleria (a)
10.10.1	Acquisition Option Agreement relating to Hamilton Place (a)
10.10.2	Acquisition Option Agreement relating to the Hamilton Place Centers (a)
10.11.1	Share Ownership Agreement by and among the Company and its related parties and the Jacobs entities, dated as of January 31, 2001 (b)
10.12.1	Registration Rights Agreement by and between the Company and the Holders of SCU’s listed on Schedule A thereto, dated as of January 31, 2001 (b)
10.12.2	Registration Rights Agreement by and between the Company and Frankel Midland Limited Partnership, dated as of January 31, 2001 (b)
10.12.3	Registration Rights Agreement by and between the Company and Hess Abroms Properties of Huntsville, dated as of January 31, 2001 (b)
10.12.4	Registration Rights Agreement by and between the Company and the Holders of Series S Special Common Units of the Operating Partnership listed on Schedule A thereto, dated July 28, 2004 (h)
10.12.5	Form of Registration Rights Agreements between the Company and Certain Holders of Series K Special Common Units of the Operating Partnership, dated as of November 16, 2005 (i)
10.13.1	Amended and Restated Loan Agreement between the Operating Partnership and First Tennessee Bank National Association, dated June 8, 2012 (t)
10.13.2	Amended and Restated Loan Agreement by and among the Operating Partnership, the Company and First Tennessee Bank National Association, et. a. dated February 22, 2013 (x)
10.13.3	First Modification to Amended and Restated Loan Agreement by and among the Operating Partnership, the Company and First Tennessee Bank National Association, et. a. dated December 16, 2013 (gg)
10.14
Amended and Restated Limited Liability Company Agreement of JG Gulf Coast Town Center LLC by and between JG Gulf Coast Member LLC, an Ohio limited liability company and CBL/Gulf Coast, LLC, a Florida limited liability company, dated April 27, 2005 (i)

Exhibit Number	Description
10.15.1	Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Oak Park Mall named therein, dated as of October 17, 2005 (i)
10.15.2	First Amendment to Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Oak Park Mall named therein, dated as of November 8, 2005 (i)
10.15.3	Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Eastland Mall named therein, dated as of October 17, 2005 (i)
10.15.4	First Amendment to Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Eastland Mall named therein, dated as of November 8, 2005 (i)
10.15.5	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and the owners of Hickory Point Mall named therein, dated as of October 17, 2005 (i)
10.15.6	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and the owner of Eastland Medical Building, dated as of October 17, 2005 (i)
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

10.21.1	Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and Cantor Fitzgerald & Co. (z)
10.21.2	Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and J.P. Morgan Securities LLC (z)
10.21.3	Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and KeyBanc Capital Markets Inc. (z)
10.21.4	Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and RBC Capital Markets, LLC (z)

Exhibit Number	Description
10.21.5	Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and Wells Fargo Securities, LLC (z)
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of CBL & Associates Properties, Inc.
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of CBL & Associates Limited Partnership
12.3	Computation of Ratio of Earnings to Fixed Charges of CBL & Associates Properties, Inc.
12.4	Computation of Ratio of Earnings to Fixed Charges of CBL & Associates Limited Partnership
21	Subsidiaries of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership
23.1	Consent of Deloitte & Touche LLP (for the Company)
23.2	Consent of Deloitte & Touche LLP (for the Operating Partnership)
24	Power of Attorney
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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(a)	Incorporated by reference to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 33-67372), as filed with the Commission on January 27, 1994.*

(b)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on February 6, 2001.*

(c)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

(d)	Incorporated by reference from the Company's Current Report on Form 8-K, dated June 10, 2002, filed on June 17, 2002.*

(e)	Incorporated by reference from the Company's Registration Statement on Form 8-A, filed on August 21, 2003.*

(f)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*

(g)	Incorporated by reference from the Company's Registration Statement on Form 8-A, filed on December 10, 2004.*

(h)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.*

(i)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on November 22, 2005.*

(j)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.*

(k)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on May 24, 2006.*

(l)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

(m)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on March 1, 2010.*

(n)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.*

(o)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on October 18, 2010.*

(p)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on November 5, 2010.*

(q)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on May 4, 2011.*

(r)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.*

(s)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on May 10, 2012.*

(t)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.*

(u)	Incorporated by reference from the Company's Registration Statement on Form 8-A, filed on October 1, 2012.*

(v)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on October 5, 2012.*

(w)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on November 9, 2012.*

(x)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on February 28, 2013.*

(y)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.*

(z)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on March 1, 2013.*

(aa)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on May 17, 2013.*

(bb)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on August 5, 2013.*

(cc)	Incorporated by reference from the Company's Current Report on Form 8-K, dated on November 25, 2013 and filed on November 26, 2013.**

(dd)	Incorporated by reference from the Company's Current Report on Form 8-K, dated and filed on November 26, 2013.**

(ee)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated on May 5, 2014 and filed on May 9, 2014.*

(ff)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed October 8, 2014.**

(gg)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.**

(hh)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.**

†	A management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.

* Commission File No. 1-12494
** Commission File No. 1-12494 and 333-182515-01