Form 10-Q
period 2015-03-31
CBL & ASSOCIATES PROPERTIES INC; CBL & ASSOCIATES LIMITED PARTNERSHIP
filed 2015-05-11
CIK 910612, 915140

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
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
As of May 4, 2015, there were 170,494,794 shares of CBL & Associates Properties, Inc.'s common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2015 of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the "Company" mean CBL & Associates Properties, Inc. and its subsidiaries. References to the "Operating Partnership" mean CBL & Associates Limited Partnership and its subsidiaries. The terms "we," "us" and "our" refer to the Company or the Company and the Operating Partnership collectively, as the context requires.

The Company is a real estate investment trust ("REIT") whose stock is traded on the New York Stock Exchange. The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At March 31, 2015, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 84.3% limited partner interest for a combined interest held by the Company of 85.3%.

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

CBL & Associates Properties, Inc.
CBL & Associates Limited Partnership

PART I – FINANCIAL INFORMATION

ITEM 1:   Financial Statements

CBL & Associates Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

ASSETS	March 31, 2015	December 31, 2014
Real estate assets:
Land	$849,076	$847,829
Buildings and improvements	7,228,732	7,221,387
	8,077,808	8,069,216
Accumulated depreciation	(2,284,224)	(2,240,007)
	5,793,584	5,829,209
Developments in progress	105,120	117,966
Net investment in real estate assets	5,898,704	5,947,175
Cash and cash equivalents	37,978	37,938
Receivables:
Tenant, net of allowance for doubtful accounts of $1,829 and $2,368 in 2015 and 2014, respectively	81,052	81,338
Other, net of allowance for doubtful accounts of $1,239 and $1,285 in 2015 and 2014, respectively	21,440	22,577
Mortgage and other notes receivable	19,609	19,811
Investments in unconsolidated affiliates	280,971	281,449
Intangible lease assets and other assets	203,846	226,011
	$6,543,600	$6,616,299

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness	$4,669,711	$4,700,460
Accounts payable and accrued liabilities	314,979	328,352
Total liabilities	4,984,690	5,028,812
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	37,468	37,559
Shareholders' equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized:
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding	18	18
6.625% Series E Cumulative Redeemable Preferred Stock, 690,000 shares outstanding	7	7
Common stock, $.01 par value, 350,000,000 shares authorized, 170,492,985 and 170,260,273 issued and outstanding in 2015 and 2014, respectively	1,705	1,703
Additional paid-in capital	1,958,570	1,958,198
Accumulated other comprehensive income	607	13,411
Dividends in excess of cumulative earnings	(577,024)	(566,785)
Total shareholders' equity	1,383,883	1,406,552
Noncontrolling interests	137,559	143,376
Total equity	1,521,442	1,549,928
	$6,543,600	$6,616,299

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Operations (In thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2015	2014
REVENUES:
Minimum rents	$169,081	$169,277
Percentage rents	4,137	3,606
Other rents	5,171	5,282
Tenant reimbursements	72,133	72,218
Management, development and leasing fees	2,778	3,135
Other	7,609	7,725
Total revenues	260,909	261,243

OPERATING EXPENSES:
Property operating	38,904	40,011
Depreciation and amortization	76,266	69,083
Real estate taxes	22,785	21,347
Maintenance and repairs	14,216	16,165
General and administrative	17,230	14,773
Loss on impairment	—	17,150
Other	6,476	6,545
Total operating expenses	175,877	185,074
Income from operations	85,032	76,169
Interest and other income	5,274	1,528
Interest expense	(59,157)	(60,506)
Gain on extinguishment of debt	—	42,660
Gain on investment	16,560	—
Equity in earnings of unconsolidated affiliates	3,823	3,684
Income tax (provision) benefit	916	(397)
Income from continuing operations before gain on sales of real estate assets	52,448	63,138
Gain on sales of real estate assets	757	1,154
Income from continuing operations	53,205	64,292
Operating loss of discontinued operations	—	(499)
Loss on discontinued operations	—	(17)
Net income	53,205	63,776
Net income attributable to noncontrolling interests in:
Operating Partnership	(6,172)	(7,651)
Other consolidated subsidiaries	(869)	(831)
Net income attributable to the Company	46,164	55,294
Preferred dividends	(11,223)	(11,223)
Net income attributable to common shareholders	$34,941	$44,071

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Operations (In thousands, except per share data) (Unaudited) (Continued)

	Three Months Ended March 31,
	2015	2014
Basic per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.21	$0.26
Discontinued operations	0.00	0.00
Net income attributable to common shareholders	$0.21	$0.26
Weighted-average common shares outstanding	170,420	170,196

Diluted per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.20	$0.26
Discontinued operations	0.00	0.00
Net income attributable to common shareholders	$0.20	$0.26
Weighted-average common and potential dilutive common shares outstanding	170,510	170,196

Amounts attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$34,941	$44,511
Discontinued operations	—	(440)
Net income attributable to common shareholders	$34,941	$44,071

Dividends declared per common share	$0.265	$0.245

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$53,205	$63,776

Other comprehensive income (loss):
Unrealized holding gain on available-for-sale securities	242	1,001
Reclassification to net income of realized gain on available-for-sale securities	(16,560)	—
Unrealized gain (loss) on hedging instruments	883	(144)
Reclassification of hedging effect on earnings	(523)	548
Total other comprehensive income (loss)	(15,958)	1,405

Comprehensive income	37,247	65,181
Comprehensive income attributable to noncontrolling interests in:
Operating Partnership	(3,018)	(7,627)
Other consolidated subsidiaries	(869)	(831)
Comprehensive income attributable to the Company	$33,360	$56,723

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
 (Unaudited)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2014	$34,639	$25	$1,700	$1,967,644	$6,325	$(570,781)	$1,404,913	$155,021	$1,559,934
Net income	1,146	—	—	—	—	55,294	55,294	7,336	62,630
Other comprehensive income (loss)	(1)	—	—	—	1,429	—	1,429	(23)	1,406
Dividends declared - common stock	—	—	—	—	—	(41,716)	(41,716)	—	(41,716)
Dividends declared - preferred stock	—	—	—	—	—	(11,223)	(11,223)	—	(11,223)
Issuances of 238,693 shares of common stock and restricted common stock	—	—	3	540	—	—	543	—	543
Cancellation of 20,631 shares of restricted common stock	—	—	—	(347)	—	—	(347)	—	(347)
Amortization of deferred compensation	—	—	—	1,467	—	—	1,467	—	1,467
Distributions to noncontrolling interests	(1,593)	—	—	—	—	—	—	(8,778)	(8,778)
Adjustment for noncontrolling interests	756	—	—	(1,350)	—	—	(1,350)	594	(756)
Adjustment to record redeemable noncontrolling interests at redemption value	(66)	—	—	16	—	—	16	51	67
Balance, March 31, 2014	$34,881	$25	$1,703	$1,967,970	$7,754	$(568,426)	$1,409,026	$154,201	$1,563,227

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)
(Continued)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2015	$37,559	$25	$1,703	$1,958,198	$13,411	$(566,785)	$1,406,552	$143,376	$1,549,928
Net income	1,111	—	—	—	—	46,164	46,164	5,930	52,094
Other comprehensive loss	(382)	—	—	—	(12,804)	—	(12,804)	(2,772)	(15,576)
Performance stock units	—	—	—	156	—	—	156	—	156
Redemption of redeemable noncontrolling preferred joint venture interest	—	—	—	—	—	—	—	(286)	(286)
Dividends declared - common stock	—	—	—	—	—	(45,180)	(45,180)	—	(45,180)
Dividends declared - preferred stock	—	—	—	—	—	(11,223)	(11,223)	—	(11,223)
Issuances of 269,929 shares of common stock and restricted common stock	—	—	2	539	—	—	541	—	541
Cancellation of 37,217 shares of restricted common stock	—	—	—	(725)	—	—	(725)	—	(725)
Amortization of deferred compensation	—	—	—	1,847	—	—	1,847	—	1,847
Contributions from noncontrolling interests	—	—	—	—	—	—	—	(37)	(37)
Distributions to noncontrolling interests	(1,640)	—	—	—	—	—	—	(9,276)	(9,276)
Adjustment for noncontrolling interests	674	—	—	(1,398)	—	—	(1,398)	724	(674)
Adjustment to record redeemable noncontrolling interests at redemption value	146	—	—	(47)	—	—	(47)	(100)	(147)
Balance, March 31, 2015	$37,468	$25	$1,705	$1,958,570	$607	$(577,024)	$1,383,883	$137,559	$1,521,442

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,205	$63,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,266	69,083
Net amortization of deferred finance costs and debt premiums	1,577	2,234
Net amortization of intangible lease assets and liabilities	(175)	129
Gain on sales of real estate assets	(757)	(1,154)
Gain on investment	(16,560)	—
Loss on discontinued operations	—	17
Write-off of development projects	125	1
Share-based compensation expense	2,488	1,974
Loss on impairment	—	17,150
Loss on impairment from discontinued operations	—	681
Gain on extinguishment of debt	—	(42,660)
Equity in earnings of unconsolidated affiliates	(3,823)	(3,684)
Distributions of earnings from unconsolidated affiliates	4,538	3,035
Provision for doubtful accounts	1,372	1,206
Change in deferred tax accounts	507	449
Changes in:
Tenant and other receivables	51	6,444
Other assets	(8,692)	(6,931)
Accounts payable and accrued liabilities	(4,388)	(24,804)
Net cash provided by operating activities	105,734	86,946

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(43,324)	(53,091)
Reductions to restricted cash	4,955	7,669
Proceeds from sales of real estate assets	11,261	2,127
Payments received on mortgage and other notes receivable	202	224
Net proceeds from sales of available-for-sale securities	20,755	—
Additional investments in and advances to unconsolidated affiliates	(3,629)	(3,449)
Distributions in excess of equity in earnings of unconsolidated affiliates	5,156	5,414
Changes in other assets	(3,336)	(1,702)
Net cash used in investing activities	(7,960)	(42,808)

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$82,133	$219,836
Principal payments on mortgage and other indebtedness	(112,215)	(208,752)
Additions to deferred financing costs	(120)	(62)
Prepayment fees on extinguishment of debt	—	(1,249)
Proceeds from issuances of common stock	52	35
Purchase of noncontrolling interest in the Operating Partnership	(286)	—
Contributions from noncontrolling interests	(31)	—
Distributions to noncontrolling interests	(10,925)	(10,371)
Dividends paid to holders of preferred stock	(11,223)	(11,223)
Dividends paid to common shareholders	(45,119)	(41,662)
Net cash used in financing activities	(97,734)	(53,448)

NET CHANGE IN CASH AND CASH EQUIVALENTS	40	(9,310)
CASH AND CASH EQUIVALENTS, beginning of period	37,938	65,500
CASH AND CASH EQUIVALENTS, end of period	$37,978	$56,190

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$47,874	$53,722

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Balance Sheets
(In thousands, except unit data)
(Unaudited)

ASSETS	March 31, 2015	December 31, 2014
Real estate assets:
Land	$849,076	$847,829
Buildings and improvements	7,228,732	7,221,387
	8,077,808	8,069,216
Accumulated depreciation	(2,284,224)	(2,240,007)
	5,793,584	5,829,209
Developments in progress	105,120	117,966
Net investment in real estate assets	5,898,704	5,947,175
Cash and cash equivalents	37,962	37,926
Receivables:
Tenant, net of allowance for doubtful accounts of $1,829 and $2,368 in 2015 and 2014, respectively	81,052	81,338
Other, net of allowance for doubtful accounts of $1,239 and $1,285 in 2015 and 2014, respectively	21,440	22,577
Mortgage and other notes receivable	19,609	19,811
Investments in unconsolidated affiliates	281,532	282,009
Intangible lease assets and other assets	203,726	225,891
	$6,544,025	$6,616,727

LIABILITIES, REDEEMABLE INTERESTS AND CAPITAL
Mortgage and other indebtedness	$4,669,711	$4,700,460
Accounts payable and accrued liabilities	314,979	328,267
Total liabilities	4,984,690	5,028,727
Commitments and contingencies (Note 12)
Redeemable interests:
Redeemable noncontrolling interests	6,157	6,455
Redeemable common units	31,311	31,104
Total redeemable interests	37,468	37,559
Partners' capital:
Preferred units	565,212	565,212
Common units:
General partner	9,657	9,789
Limited partners	941,548	953,349
Accumulated other comprehensive income (loss)	(2,393)	13,183
Total partners' capital	1,514,024	1,541,533
Noncontrolling interests	7,843	8,908
Total capital	1,521,867	1,550,441
	$6,544,025	$6,616,727

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership Condensed Consolidated Statements of Operations (In thousands, except per unit data) (Unaudited)

	Three Months Ended March 31,
	2015	2014
REVENUES:
Minimum rents	$169,081	$169,277
Percentage rents	4,137	3,606
Other rents	5,171	5,282
Tenant reimbursements	72,133	72,218
Management, development and leasing fees	2,778	3,135
Other	7,609	7,725
Total revenues	260,909	261,243

OPERATING EXPENSES:
Property operating	38,904	40,011
Depreciation and amortization	76,266	69,083
Real estate taxes	22,785	21,347
Maintenance and repairs	14,216	16,165
General and administrative	17,230	14,773
Loss on impairment	—	17,150
Other	6,476	6,545
Total operating expenses	175,877	185,074
Income from operations	85,032	76,169
Interest and other income	5,274	1,528
Interest expense	(59,157)	(60,506)
Gain on extinguishment of debt	—	42,660
Gain on investment	16,560	—
Equity in earnings of unconsolidated affiliates	3,823	3,684
Income tax (provision) benefit	916	(397)
Income from continuing operations before gain on sales of real estate assets	52,448	63,138
Gain on sales of real estate assets	757	1,154
Income from continuing operations	53,205	64,292
Operating loss of discontinued operations	—	(499)
Loss on discontinued operations	—	(17)
Net income	53,205	63,776
Net income attributable to noncontrolling interests	(869)	(831)
Net income attributable to the Operating Partnership	52,336	62,945
Distributions to preferred unitholders	(11,223)	(11,223)
Net income attributable to common unitholders	$41,113	$51,722

CBL & Associates Limited Partnership Condensed Consolidated Statements of Operations (In thousands, except per unit data) (Unaudited) (Continued)

	Three Months Ended March 31,
	2015	2014
Basic per unit data attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$0.21	$0.26
Discontinued operations	0.00	0.00
Net income attributable to common unitholders	$0.21	$0.26
Weighted-average common units outstanding	199,681	199,741

Diluted per unit data attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$0.21	$0.26
Discontinued operations	0.00	0.00
Net income attributable to common unitholders	$0.21	$0.26
Weighted-average common and potential dilutive common units outstanding	199,771	199,741

Amounts attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$41,113	$52,162
Discontinued operations	—	(440)
Net income attributable to common unitholders	$41,113	$51,722

Distributions declared per common unit	$0.273	$0.253

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$53,205	$63,776

Other comprehensive income (loss):
Unrealized holding gain on available-for-sale securities	242	1,003
Reclassification to net income of realized gain on available-for-sale securities	(16,560)	—
Unrealized gain (loss) on hedging instruments	883	(144)
Reclassification of hedging effect on earnings	(523)	548
Total other comprehensive income (loss)	(15,958)	1,407

Comprehensive income	37,247	65,183
Comprehensive income attributable to noncontrolling interests	(869)	(831)
Comprehensive income of the Operating Partnership	$36,378	$64,352

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Capital
(in thousands)
 (Unaudited)

	Redeemable Interests			Number of			Common Units
	Redeemable Noncontrolling Interests	Redeemable Common Units	Total Redeemable Interests	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Income	Total Partners' Capital	Noncontrolling Interests	Total Capital
Balance, January 1, 2014	$5,883	$28,756	$34,639	25,050	199,593	$565,212	$9,866	$961,175	$4,923	$1,541,176	$19,179	$1,560,355
Net income	742	404	1,146	—	—	11,223	526	50,792	—	62,541	89	62,630
Other comprehensive income (loss)	—	(1)	(1)	—	—	—	—	—	1,408	1,408	—	1,408
Distributions declared - common units	—	(1,143)	(1,143)	—	—	—	(493)	(48,953)	—	(49,446)	—	(49,446)
Distributions declared - preferred units	—	—	—	—	—	(11,223)	—	—	—	(11,223)	—	(11,223)
Issuances of common units	—	—	—	—	240	—	5	538	—	543	—	543
Cancellation of restricted common stock	—	—	—	—	(21)	—	—	(347)	—	(347)	—	(347)
Amortization of deferred compensation	—	—	—	—	—	—	—	1,467	—	1,467	—	1,467
Distributions to noncontrolling interests	(450)	—	(450)	—	—	—	—	—	—	—	(1,060)	(1,060)
Allocation of partners' capital	—	756	756	—	—	—	(20)	(684)	—	(704)	—	(704)
Adjustment to record redeemable interests at redemption value	279	(345)	(66)	—	—	—	1	66	—	67	—	67
Balance, March 31, 2014	$6,454	$28,427	$34,881	25,050	199,812	$565,212	$9,885	$964,054	$6,331	$1,545,482	$18,208	$1,563,690

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Capital
(in thousands)
(Unaudited)
(Continued)

	Redeemable Interests			Number of			Common Units
	Redeemable Noncontrolling Interests	Redeemable Common Units	Total Redeemable Interests	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital	Noncontrolling Interests	Total Capital
Balance, January 1, 2015	$6,455	$31,104	$37,559	25,050	199,532	$565,212	$9,789	$953,349	$13,183	$1,541,533	$8,908	$1,550,441
Net income	782	329	1,111	—	—	11,223	419	40,365	—	52,007	87	52,094
Other comprehensive loss	—	(382)	(382)	—	—	—	—	—	(15,576)	(15,576)	—	(15,576)
Performance stock units	—	—	—	—	—	—	2	154	—	156	—	156
Distributions declared - common units	—	(1,126)	(1,126)	—	—	—	(533)	(52,808)	—	(53,341)	—	(53,341)
Distributions declared - preferred units	—	—	—	—	—	(11,223)	—	—	—	(11,223)	—	(11,223)
Issuances of common units	—	—	—	—	270	—	—	541	—	541	—	541
Redemptions of common units	—	—	—	—	(15)	—	—	(285)	—	(285)	—	(285)
Cancellation of restricted common stock	—	—	—	—	(37)	—	—	(725)	—	(725)	—	(725)
Amortization of deferred compensation	—	—	—	—	—	—	19	1,828	—	1,847	—	1,847
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(37)	(37)
Distributions to noncontrolling interests	(514)	—	(514)	—	—	—	—	—	—	—	(1,115)	(1,115)
Allocation of partners' capital	—	674	674	—	—	—	(37)	(727)	—	(764)	—	(764)
Adjustment to record redeemable interests at redemption value	(566)	712	146	—	—	—	(2)	(144)	—	(146)	—	(146)
Balance, March 31, 2015	$6,157	$31,311	$37,468	25,050	199,750	$565,212	$9,657	$941,548	$(2,393)	$1,514,024	$7,843	$1,521,867

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,205	$63,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,266	69,083
Net amortization of deferred finance costs and debt premiums	1,577	2,234
Net amortization of intangible lease assets and liabilities	(175)	129
Gain on sales of real estate assets	(757)	(1,154)
Gain on investment	(16,560)	—
Loss on discontinued operations	—	17
Write-off of development projects	125	1
Share-based compensation expense	2,488	1,974
Loss on impairment	—	17,150
Loss on impairment from discontinued operations	—	681
Gain on extinguishment of debt	—	(42,660)
Equity in earnings of unconsolidated affiliates	(3,823)	(3,684)
Distributions of earnings from unconsolidated affiliates	4,538	3,035
Provision for doubtful accounts	1,372	1,206
Change in deferred tax accounts	507	449
Changes in:
Tenant and other receivables	51	6,444
Other assets	(8,692)	(6,931)
Accounts payable and accrued liabilities	(4,392)	(24,812)
Net cash provided by operating activities	105,730	86,938

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(43,324)	(53,091)
Reductions to restricted cash	4,955	7,669
Proceeds from sales of real estate assets	11,261	2,127
Payments received on mortgage and other notes receivable	202	224
Proceeds from sales of investments and available-for-sale securities	20,755	—
Additional investments in and advances to unconsolidated affiliates	(3,629)	(3,449)
Distributions in excess of equity in earnings of unconsolidated affiliates	5,156	5,414
Changes in other assets	(3,336)	(1,702)
Net cash used in investing activities	(7,960)	(42,808)

CBL & Associates Limited Partnership Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$82,133	$219,836
Principal payments on mortgage and other indebtedness	(112,215)	(208,752)
Additions to deferred financing costs	(120)	(62)
Prepayment fees on extinguishment of debt	—	(1,249)
Proceeds from issuances of common units	52	35
Redemption of common units	(286)	—
Contributions from noncontrolling interests	(31)	—
Distributions to noncontrolling interests	(10,925)	(1,510)
Distributions to preferred unitholders	(11,223)	(11,223)
Distributions to common unitholders	(45,119)	(50,523)
Net cash used in financing activities	(97,734)	(53,448)

NET CHANGE IN CASH AND CASH EQUIVALENTS	36	(9,318)
CASH AND CASH EQUIVALENTS, beginning of period	37,926	65,486
CASH AND CASH EQUIVALENTS, end of period	$37,962	$56,168

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$47,874	$53,722

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
CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the “Operating Partnership”). The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a variable interest entity ("VIE").  As of March 31, 2015, the Operating Partnership owned interests in the following properties:

	Malls (1)	Associated Centers	Community Centers	Office Buildings (2)	Total
Consolidated properties	72	25	7	8	112
Unconsolidated properties (3)	10	4	4	5	23
Total	82	29	11	13	135

(1)	Category consists of regional malls, open-air centers and outlet centers (including one mixed-use center).

(2)	Includes CBL's corporate office building.

(3)	The Operating Partnership accounts for these investments using the equity method because one or more of the other partners have substantive participating rights.

At March 31, 2015, the Operating Partnership had interests in the following properties under development:

	Consolidated Properties		Unconsolidated Properties
	Malls	Community Centers	Malls
Development	—	1	—
Expansions	3	—	1
Redevelopments	5	—	1
The Operating Partnership also holds options to acquire certain development properties owned by third parties.
CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At March 31, 2015, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 84.3% limited partner interest for a combined interest held by CBL of 85.3%.
As used herein, the term "Company" includes CBL & Associates Properties, Inc. and its subsidiaries, including CBL & Associates Limited Partnership and its subsidiaries, unless the context indicates otherwise. The term "Operating Partnership" refers to CBL & Associates Limited Partnership and its subsidiaries.
The noncontrolling interest in the Operating Partnership is held by CBL & Associates, Inc., its shareholders and affiliates and certain senior officers of the Company (collectively "CBL's Predecessor"), all of which contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993, and by various third parties. At March 31, 2015, CBL’s Predecessor owned a 9.1% limited partner interest and third parties owned a 5.6% limited partner interest in the Operating Partnership.  CBL's Predecessor also owned 3.5 million shares of CBL’s common stock at March 31, 2015, for a total combined effective interest of 10.9% in the Operating Partnership.
The Operating Partnership conducts the Company’s property management and development activities through its wholly-owned subsidiary, CBL & Associates Management, Inc. (the “Management Company”), to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. All intercompany transactions have been eliminated. The results for the interim period ended March 31, 2015 are not necessarily indicative of the results to be obtained for the full fiscal year.
These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2014.
Note 2 – Recent Accounting Pronouncements
Accounting Guidance Not Yet Effective
In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-02, Consolidation - Amendments to the Consolidation Analysis ("ASU 2015-02"). The guidance modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the evaluation of fee arrangements and related party relationships in the primary beneficiary determination. For public companies, ASU 2015-02 is effective for annual periods beginning after December 15, 2015 and interim periods within those years using either a retrospective or a modified retrospective approach. Early adoption is permitted. The Company is evaluating the impact that this update may have on its consolidated financial statements.
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

Fair Value Measurements on a Recurring Basis
The following tables set forth information regarding the Company’s financial instruments that are measured at fair value on a recurring basis in the accompanying condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014:

		Fair Value Measurements at Reporting Date Using
	Fair Value at March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$1,867	$—	$1,867	$—

		Fair Value Measurements at Reporting Date Using
	Fair Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$20,512	$20,512	$—	$—

Liabilities:
Interest rate swaps	$2,226	—	$2,226	$—
The Company recognizes transfers in and out of every level at the end of each reporting period. There were no transfers between Levels 1, 2, or 3 for any periods presented.
Intangible lease assets and other assets in the condensed consolidated balance sheets include marketable securities consisting of corporate equity securities that are classified as available-for-sale.  Net unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of accumulated other comprehensive income ("AOCI ") in redeemable noncontrolling interests, shareholders’ equity and partners' capital, and noncontrolling interests.  If a decline in the value of an investment is deemed to be other than temporary, the investment is written down to fair value and an impairment loss is recognized in the current period to the extent of the decline in value. During the three month periods ended March 31, 2015 and 2014, the Company did not record any write-downs related to other-than-temporary impairments.
The Company sold all of its marketable securities during the three month period ended March 31, 2015 and recognized a realized gain of $16,560, for the difference between the net proceeds of $20,755 less the adjusted cost of $4,195. The Company did not recognize any realized gains or losses related to sales of marketable securities during the three month period ended March 31, 2014. The fair value of the Company’s available-for-sale securities was based on quoted market prices and was classified under Level 1.
The following is a summary of the available-for-sale securities held by the Company as December 31, 2014:

		Gross Unrealized
	Adjusted Cost	Gains	Losses	Fair Value
December 31, 2014:
Common stocks	$4,195	$16,321	$—	$20,516
The Company uses interest rate swaps to mitigate the effect of interest rate movements on its variable-rate debt.  The Company had four interest rate swaps as of March 31, 2015 and December 31, 2014, respectively, that qualified as hedging instruments and were designated as cash flow hedges.  The interest rate swaps are reflected in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.  The swaps have met the effectiveness test criteria since inception and changes in their fair values are, thus, reported in other comprehensive income (loss) ("OCI/L") and are reclassified into earnings in the same period or periods during which the hedged items affect earnings.  The fair values of the Company’s interest rate hedges, classified under Level 2, are determined based on prevailing market data for contracts with matching durations, current and anticipated LIBOR information, consideration of the Company’s credit standing, credit risk of the counterparties and reasonable estimates about relevant future market conditions.  See Note 6 for further information regarding the Company’s interest rate hedging instruments.

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments.  Based on the interest rates for similar financial instruments, the carrying value of mortgage and other notes receivable is a reasonable estimate of fair value.  The estimated fair value of mortgage and other indebtedness was $4,933,062 and $4,947,026 at March 31, 2015 and December 31, 2014, respectively.  The fair value was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently. The carrying amount of mortgage and other indebtedness was $4,669,711 and $4,700,460 at March 31, 2015 and December 31, 2014, respectively.
Fair Value Measurements on a Nonrecurring Basis
The Company measures the fair value of certain long-lived assets on a nonrecurring basis, through quarterly impairment testing or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company considers both quantitative and qualitative factors in its impairment analysis of long-lived assets. Significant quantitative factors include historical and forecasted information for each property such as net operating income ("NOI"), occupancy statistics and sales levels. Significant qualitative factors used include market conditions, age and condition of the property and tenant mix. Due to the significant unobservable estimates and assumptions used in the valuation of long-lived assets that experience impairment, the Company classifies such long-lived assets under Level 3 in the fair value hierarchy. The Company did not have any assets that were measured at fair value on a nonrecurring basis during the three months ended March 31, 2015.

Note 4 – Dispositions

2015 Dispositions
The Company did not dispose of any shopping center properties during the three months ended March 31, 2015. Subsequent to March 31, 2015, the Company sold a mall. See Note 16 for more information.

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

The Company recognized a gain on extinguishment of debt for each of the properties listed below, representing the amount by which the outstanding debt balance exceeded the net book value of the property as of the transfer date. The following is a summary of the Company's other 2014 dispositions:

Disposal Date	Property	Property Type	Location	Balance of Non-recourse Debt	Gain on Extinguishment of Debt
2014 Activity:
October	Columbia Place (1)	Mall	Columbia, SC	$27,265	$27,171
September	Chapel Hill Mall (2)	Mall	Akron, OH	68,563	18,296
January	Citadel Mall (3)	Mall	Charleston, SC	68,169	43,932
				$163,997	$89,399

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

Note 5 – Unconsolidated Affiliates, Redeemable Interests, Noncontrolling Interests and Cost Method Investments

Unconsolidated Affiliates

At March 31, 2015, the Company had investments in the following 19 entities, which are accounted for using the equity method of accounting:

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

Although the Company had majority ownership of certain joint ventures during 2015 and 2014, it evaluated the investments and concluded that the other partners or owners in these joint ventures had substantive participating rights, such as approvals of:

•	the pro forma for the development and construction of the project and any material deviations or modifications thereto;

•	the site plan and any material deviations or modifications thereto;

•	the conceptual design of the project and the initial plans and specifications for the project and any material deviations or modifications thereto;

•	any acquisition/construction loans or any permanent financings/refinancings;

•	the annual operating budgets and any material deviations or modifications thereto;

•	the initial leasing plan and leasing parameters and any material deviations or modifications thereto; and

•	any material acquisitions or dispositions with respect to the project.
As a result of the joint control over these joint ventures, the Company accounts for these investments using the equity method of accounting.
Condensed combined financial statement information of these unconsolidated affiliates is as follows:

	As of
ASSETS	March 31, 2015	December 31, 2014
Investment in real estate assets	$2,263,221	$2,266,252
Accumulated depreciation	(634,178)	(619,558)
	1,629,043	1,646,694
Developments in progress	88,990	75,877
Net investment in real estate assets	1,718,033	1,722,571
Other assets	169,304	170,554
Total assets	$1,887,337	$1,893,125

LIABILITIES
Mortgage and other indebtedness	$1,514,503	$1,512,826
Other liabilities	38,888	42,517
Total liabilities	1,553,391	1,555,343

OWNERS' EQUITY
The Company	195,783	198,261
Other investors	138,163	139,521
Total owners' equity	333,946	337,782
Total liabilities and owners' equity	$1,887,337	$1,893,125

	Total for the Three Months Ended March 31,		Company's Share for the Three Months Ended March 31,
	2015	2014	2015	2014
Total revenues	$62,472	$61,821	$32,835	$31,952
Depreciation and amortization	(19,481)	(18,787)	(10,317)	(9,861)
Interest income	332	340	255	259
Interest expense	(18,794)	(18,558)	(9,685)	(9,491)
Operating expenses	(19,306)	(18,181)	(9,828)	(9,175)
Gain on sales of real estate assets	815	—	563	—
Net income	$6,038	$6,635	$3,823	$3,684

All of the debt on the properties owned by the unconsolidated affiliates is non-recourse, except for Ambassador, Ambassador Infrastructure, Fremaux Phases I and II, West Melbourne, Port Orange, and Gulf Coast Phase III. See Note 12 for a description of guarantees the Company has issued related to certain unconsolidated affiliates.
Redeemable Interests
Redeemable common units of $31,311 and $31,104 at March 31, 2015 and December 31, 2014, respectively, include a partnership interest in the Operating Partnership for which the partnership agreement includes redemption provisions that may require the Operating Partnership to redeem the partnership interest for real property.

Redeemable noncontrolling interests of $6,157 and $6,455 at March 31, 2015 and December 31, 2014, respectively, include the aggregate noncontrolling ownership interest in consolidated subsidiaries that is held by third parties and for which the related partnership agreements contain redemption provisions at the holder's election that allow for redemption through cash and/or properties.

Noncontrolling Interests of the Operating Partnership
Noncontrolling interests include the aggregate noncontrolling ownership interest in the Operating Partnership's consolidated subsidiaries that is held by third parties and for which the related partnership agreements either do not include redemption provisions or are subject to redemption provisions that do not require classification outside of permanent equity. Total noncontrolling interest was $7,843 and $8,908, as of March 31, 2015 and December 31, 2014, respectively.
Noncontrolling Interests of the Company
The noncontrolling interests of the Company include the third party interests discussed above as well as the aggregate noncontrolling partnership interest in the Operating Partnership that is not owned by the Company and for which each of the noncontrolling limited partners has the right to exchange all or a portion of its partnership interests for shares of the Company’s common stock or, at the Company’s election, their cash equivalent. As of March 31, 2015, the Company's total noncontrolling interests of $137,559 consisted of noncontrolling interests in the Operating Partnership and in other consolidated subsidiaries of $129,716 and $7,843, respectively. The Company's total noncontrolling interest at December 31, 2014 of $143,376 consisted of noncontrolling interests in the Operating Partnership and in other consolidated subsidiaries of $134,468 and $8,908, respectively.
Cost Method Investment
The Company owns a 6.2% noncontrolling interest in subsidiaries of Jinsheng, an established mall operating and real estate development company located in Nanjing, China. The Company accounts for its noncontrolling interest in Jinsheng using the cost method because the Company does not exercise significant influence over Jinsheng and there is no readily determinable market value of Jinsheng’s shares since they are not publicly traded.  The carrying amount of this investment was $5,325 at March 31, 2015 and December 31, 2014. The noncontrolling interest is reflected as investment in unconsolidated affiliates in the accompanying condensed consolidated balance sheets.
Variable Interest Entities
Triangle Town Member LLC
The Company holds a 50% ownership interest in this joint venture. The Company determined that its investment in this joint venture represents an interest in a VIE. The entity is under joint control, and therefore the Company accounts for it as an unconsolidated affiliate using the equity method of accounting as of March 31, 2015 and December 31, 2014, respectively.
JG Gulf Coast Town Center LLC
The Company holds a 50% ownership interest in this joint venture. The Company determined that its investment in this joint venture represents an interest in a VIE. The entity is under joint control, and therefore the Company accounts for it as an unconsolidated affiliate using the equity method of accounting as of March 31, 2015 and December 31, 2014, respectively.
Gettysburg Outlet Center Holding LLC
The Company holds a 50% ownership interest in this joint venture. The Company determined that its investment in this joint venture represents an interest in a VIE and that the Company is the primary beneficiary since it has the power to direct activities of the joint venture that most significantly impact the joint venture's economic performance as well as the obligation to absorb losses or right to receive benefits from the VIE that could be significant. As a result, the joint venture is presented in the accompanying condensed consolidated financial statements as of March 31, 2015 and December 31, 2014 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest.

El Paso Outlet Center Holding, LLC
The Company holds a 75% ownership interest in the joint venture. The Company determined that its investment in this joint venture represents an interest in a VIE and that the Company is the primary beneficiary since it has the power to direct the activities of the joint venture that most significantly impact the joint venture's economic performance as well as the obligation to absorb losses or right to receive benefits from the VIE that could be significant. As a result, the joint venture is presented in the accompanying condensed consolidated financial statements as of March 31, 2015 and December 31, 2014 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest.
Note 6 – Mortgage and Other Indebtedness
Debt of the Company
CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that the Operating Partnership has a direct or indirect ownership interest in, is the borrower on all of the Company's debt.
CBL is a limited guarantor of the 5.25% and 4.60% senior unsecured notes, issued by the Operating Partnership in November 2013 and October 2014, respectively, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. The Company also provides a similar limited guarantee of the Operating Partnership's obligations with respect to its unsecured credit facilities and two unsecured term loans as of March 31, 2015.
Debt of the Operating Partnership
Mortgage and other indebtedness consisted of the following:

	March 31, 2015		December 31, 2014
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$3,234,029	5.62%	$3,252,730	5.62%
Senior unsecured notes due 2023 (3)	445,863	5.25%	445,770	5.25%
Senior unsecured notes due 2024 (4)	299,928	4.60%	299,925	4.60%
Other	5,056	3.50%	5,639	3.50%
Total fixed-rate debt	3,984,876	5.50%	4,004,064	5.50%
Variable-rate debt:
Non-recourse term loans on operating properties	17,051	2.30%	17,121	2.29%
Recourse term loans on operating properties	9,279	2.93%	7,638	2.91%
Construction loan	1,440	2.68%	454	2.66%
Unsecured lines of credit	207,065	1.57%	221,183	1.56%
Unsecured term loans	450,000	1.68%	450,000	1.71%
Total variable-rate debt	684,835	1.68%	696,396	1.69%
Total	$4,669,711	4.94%	$4,700,460	4.93%

(1)	Weighted-average interest rate includes the effect of debt premiums and discounts, but excludes amortization of deferred financing costs.

(2)
The Operating Partnership had four interest rate swaps on notional amounts totaling $104,492 as of March 31, 2015 and $105,584 as of December 31, 2014 related to four variable-rate loans on operating properties to effectively fix the interest rate on the respective loans.  Therefore, these amounts were reflected in fixed-rate debt at March 31, 2015 and December 31, 2014.

(3)	The balance is net of an unamortized discount of $4,137 and $4,230 as of March 31, 2015 and December 31, 2014, respectively.

(4)	The balance is net of an unamortized discount of $72 and $75 as of March 31, 2015 and December 31, 2014, respectively.
Senior Unsecured Notes
In the fourth quarter of 2014, the Operating Partnership issued $300,000 of senior unsecured notes, which bear interest at 4.60% payable semiannually beginning April 15, 2015 and mature on October 15, 2024 (the “2024 Notes”). In the fourth quarter of 2013, the Operating Partnership issued $450,000 of senior unsecured notes, which bear interest at 5.25% payable semiannually beginning June 1, 2014 and mature on December 1, 2023 (the “2023 Notes”). The respective interest rate on each of the 2024 Notes and the 2023 Notes (collectively, the “Notes”) will be subject to an increase ranging from 0.25% to 1.00% from time to time if, on or after January 1, 2016 and prior to January 1, 2020, the ratio of secured debt to total assets of the Company, as defined, is greater than 40% but less than 45%.

The Notes are redeemable at the Operating Partnership's election, in whole or in part from time to time, on not less than 30 days’ notice to the holders of the Notes to be redeemed. The 2024 Notes may be redeemed prior to July 15, 2024 for cash, at a redemption price equal to the greater of (1) 100% of the aggregate principal amount of the 2024 Notes to be redeemed or (2) an amount equal to the sum of the present values of the remaining scheduled payments of principal and interest on the 2024 Notes to be redeemed, discounted to the redemption date on a semi-annual basis at the treasury rate, as defined, plus 0.35%, plus accrued and unpaid interest. On or after July 15, 2024, the 2024 Notes are redeemable for cash at a redemption price equal to 100% of the aggregate principal amount of the 2024 Notes to be redeemed plus accrued and unpaid interest. The 2023 Notes may be redeemed prior to September 1, 2023 for cash, at a redemption price equal to the greater of (1) 100% of the aggregate principal amount of the 2023 Notes to be redeemed or (2) an amount equal to the sum of the present values of the remaining scheduled payments of principal and interest on the 2023 Notes to be redeemed, discounted to the redemption date on a semi-annual basis at the treasury rate, as defined, plus 0.40%, plus accrued and unpaid interest. On or after September 1, 2023, the 2023 Notes are redeemable for cash at a redemption price equal to 100% of the aggregate principal amount of the 2023 Notes to be redeemed plus accrued and unpaid interest.
CBL is a limited guarantor of the Operating Partnership's obligations under the Notes, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates.
Unsecured Lines of Credit
The Company has three unsecured credit facilities that are used for retirement of secured loans, repayment of term loans, working capital, construction and acquisition purposes, as well as issuances of letters of credit.
Each facility bears interest at LIBOR plus a spread of 100 to 175 basis points based on the Company's credit ratings. As of March 31, 2015, the Company's interest rate based on its credit ratings of Baa3 from Moody's Investors Service ("Moody's") and BBB- from Fitch Ratings ("Fitch") is LIBOR plus 140 basis points. Additionally, the Company pays an annual facility fee that ranges from 0.15% to 0.35% of the total capacity of each facility. As of March 31, 2015, the annual facility fee was 0.30%. The three unsecured lines of credit had a weighted-average interest rate of 1.57% at March 31, 2015.
The following summarizes certain information about the Company's unsecured lines of credit as of March 31, 2015:

	Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date (1)
Wells Fargo - Facility A	$600,000	$43,398	(2)	November 2015	November 2016
First Tennessee	100,000	9,313	(3)	February 2016	N/A
Wells Fargo - Facility B	600,000	161,377	(4)	November 2016	November 2017
	$1,300,000	$214,088

(1)
The extension options are at the Company's election, subject to continued compliance with the terms of the facilities, and have a one-time extension fee of 0.20% of the commitment amount of each credit facility.

(2)	There was an additional $800 outstanding on this facility as of March 31, 2015 for letters of credit. Up to $50,000 of the capacity on this facility can be used for letters of credit.

(3)	There was an additional $113 outstanding on this facility as of March 31, 2015 for letters of credit. Up to $20,000 of the capacity on this facility can be used for letters of credit.

(4)	There was an additional $6,110 outstanding on this facility as of March 31, 2015 for letters of credit. Up to $50,000 of the capacity on this facility can be used for letters of credit.
Unsecured Term Loans
The Company has a $400,000 unsecured term loan, which bears interest at a variable rate of LIBOR plus 150 basis points based on the Company's current credit ratings and has a maturity date of July 2018. At March 31, 2015, the outstanding borrowings of $400,000 had an interest rate of 1.68%.
The Company also has a $50,000 unsecured term loan that matures in February 2018. In January 2015, the Company modified the terms of the term loan to reduce the interest rate from a spread of LIBOR plus 190 basis points to LIBOR plus 155 basis points. At March 31, 2015, the outstanding borrowings of $50,000 had a weighted-average interest rate of 1.72%.
Covenants and Restrictions
The agreements for the unsecured lines of credit, the Notes and unsecured term loans contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, minimum unencumbered asset and interest ratios, maximum secured indebtedness ratios, maximum total indebtedness ratios and limitations on cash flow distributions.  The Company believes that it was in compliance with all covenants and restrictions at March 31, 2015.

Unsecured Lines of Credit and Unsecured Term Loans
The following presents the Company's compliance with key covenant ratios, as defined, of the credit facilities and term loans as of March 31, 2015:

Ratio	Required	Actual
Debt to total asset value	< 60%	49.2%
Unencumbered asset value to unsecured indebtedness	> 1.60x	2.6x
Unencumbered NOI to unsecured interest expense	> 1.75x	4.2x
EBITDA to fixed charges (debt service)	> 1.5x	2.2x
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
Senior Unsecured Notes
The following presents the Company's compliance with key covenant ratios, as defined, of the Notes as of March 31, 2015:

Ratio	Required	Actual
Total debt to total assets	< 60%	53.6%
Secured debt to total assets	< 45% (1)	37.0%
Total unencumbered assets to unsecured debt	> 150%	238.1%
Consolidated income available for debt service to annual debt service charge	> 1.5x	3.2x

(1)	On January 1, 2020 and thereafter, secured debt to total assets must be less than 40%.

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
Mortgages on Operating Properties
Subsequent to March 31, 2015, the Company retired an operating property loan. See Note 16 for more information.

Scheduled Principal Payments
As of March 31, 2015, the scheduled principal amortization and balloon payments on all of the Company’s consolidated mortgage and other indebtedness, excluding extensions available at the Company’s option, are as follows:

2015	$554,964
2016	770,868
2017	491,189
2018	679,829
2019	115,647
Thereafter	2,054,773
4,667,270
Net unamortized premiums	2,441
$4,669,711
Of the $554,964 of scheduled principal payments in 2015, $462,120 relates to the maturing principal balances of seven operating property loans, $42,598 relates to an unsecured line of credit and $50,246 represents scheduled principal amortization. Subsequent to March 31, 2015, the Company retired one operating property loan. See Note 16 for further information.
The Company has extension options available at its election, subject to continued compliance with the terms of the facilities, related to the maturities of its unsecured credit facilities, including a 2016 extension on the $42,598 unsecured line of credit with a 2015 maturity date. The credit facilities may be used to retire loans maturing in 2015 as well as to provide additional flexibility for liquidity purposes.
The Company’s mortgage and other indebtedness had a weighted-average maturity of 4.6 years as of March 31, 2015 and 4.8 years as of December 31, 2014.
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
As of March 31, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount Outstanding
Interest Rate Swaps	4	$104,492

Instrument Type	Location in Condensed Consolidated Balance Sheet	Notional Amount Outstanding	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 3/31/15	Fair Value at 12/31/14	Maturity Date
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$50,508 (amortizing to $48,337)	1-month LIBOR	2.149%	$(893)	$(1,064)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$31,630 (amortizing to $30,276)	1-month LIBOR	2.187%	(571)	(681)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$11,822 (amortizing to $11,313)	1-month LIBOR	2.142%	(208)	(248)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$10,532 (amortizing to $10,083)	1-month LIBOR	2.236%	(195)	(233)	April 2016
					$(1,867)	$(2,226)

	Gain Recognized in OCI/L (Effective Portion)		Location of Losses Reclassified from AOCI into Earnings (Effective Portion)	Loss Recognized in Earnings (Effective Portion)		Location of Gain Recognized in Earnings (Ineffective Portion)	Gain Recognized in Earnings (Ineffective Portion)
Hedging Instrument	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2015	2014		2015	2014		2015	2014
Interest rate contracts	$360	$404	Interest Expense	$(523)	$(548)	Interest Expense	$—	$—

As of March 31, 2015, the Company expects to reclassify approximately $1,890 of losses currently reported in AOCI to interest expense within the next twelve months due to amortization of its outstanding interest rate contracts.  Fluctuations in fair values of these derivatives between March 31, 2015 and the respective dates of termination will vary the projected reclassification amount.

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
The changes in the components of AOCI for the three months ended March 31, 2015 and 2014 are as follows:

	Redeemable Noncontrolling Interests		The Company		Noncontrolling Interests
	Unrealized Gains (Losses)
	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Total
Beginning balance, January 1, 2015	$401	$384	$303	$13,108	$(3,053)	$2,826	$13,969
OCI before reclassifications	3	10	827	160	53	72	1,125
Amounts reclassified from AOCI (1)	—	(394)	(523)	(13,268)	—	(2,898)	(17,083)
Net year-to-date period OCI	3	(384)	304	(13,108)	53	(2,826)	(15,958)
Ending balance, March 31, 2015	$404	$—	$607	$—	$(3,000)	$—	$(1,989)

(1)
Reclassified $16,560 realized gain on sale of available-for-sale securities to Gain on Investment and reclassified $523 of interest on cash flow hedges to Interest Expense in the condensed consolidated statement of operations.

	Redeemable Noncontrolling Interests		The Company		Noncontrolling Interests
	Unrealized Gains (Losses)
	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Total
Beginning balance, January 1, 2014	$387	$333	$(1,214)	$7,539	$(3,304)	$1,903	$5,644
OCI before reclassifications	3	(4)	890	1,087	59	(82)	1,953
Amounts reclassified from AOCI (1)	—	—	(548)	—	—	—	(548)
Net year-to-date period OCI/L	3	(4)	342	1,087	59	(82)	1,405
Ending balance, March 31, 2014	$390	$329	$(872)	$8,626	$(3,245)	$1,821	$7,049

(1)	Reclassified $548 of interest on cash flow hedges to Interest Expense in the condensed consolidated statement of operations.

Accumulated Other Comprehensive Income (Loss) of the Operating Partnership
Comprehensive income (loss) of the Operating Partnership includes all changes in redeemable common units and partners' capital during the period, except those resulting from investments by unitholders, distributions to unitholders and redemption valuation adjustments. OCI/L includes changes in unrealized gains (losses) on available-for-sale securities and interest rate hedge agreements.
The changes in the components of AOCI for the three months ended March 31, 2015 and 2014 are as follows:

	Redeemable Common Units		Partners' Capital
	Unrealized Gains (Losses)
	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Total
Beginning balance, January 1, 2015	$401	$384	$(2,750)	$15,934	$13,969
OCI before reclassifications	3	10	880	232	1,125
Amounts reclassified from AOCI (1)	—	(394)	(523)	(16,166)	(17,083)
Net year-to-date period OCI	3	(384)	357	(15,934)	(15,958)
Ending balance, March 31, 2015	$404	$—	$(2,393)	$—	$(1,989)

(1)
Reclassified $16,560 realized gain on sale of available-for-sale securities to Gain on Investment and reclassified $523 of interest on cash flow hedges to Interest Expense in the condensed consolidated statement of operations.

	Redeemable Common Units		Partners' Capital
	Unrealized Gains (Losses)
	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Total
Beginning balance, January 1, 2014	$387	$333	$(4,518)	$9,442	$5,644
OCI before reclassifications	3	(4)	950	1,005	1,954
Amounts reclassified from AOCI (1)	—	—	(548)	—	(548)
Net year-to-date period OCI/L	3	(4)	402	1,005	1,406
Ending balance, March 31, 2014	$390	$329	$(4,116)	$10,447	$7,050

(1)	Reclassified $548 of interest on cash flow hedges to Interest Expense in the condensed consolidated statement of operations.

Note 8 – Mortgage and Other Notes Receivable
Each of the Company’s mortgage notes receivable is collateralized by either a first mortgage, a second mortgage, or by an assignment of 100% of the partnership interests that own the real estate assets.  Other notes receivable include amounts due from tenants or government-sponsored districts and unsecured notes received from third parties as whole or partial consideration for property or investments.  The Company believes that its mortgage and other notes receivable balance is fully collectable as of March 31, 2015. Mortgage and other notes receivable consist of the following:

		As of March 31, 2015		As of December 31, 2014
	Maturity Date	Interest Rate	Balance	Interest Rate	Balance
Mortgages:
Columbia Place Outparcel	Feb 2022	5.00%	$354	5.00%	$360
Park Place	May 2022	5.00%	1,521	5.00%	1,566
Village Square	Mar 2016	3.50%	1,708	3.50%	1,711
Other	Dec 2016 - Jan 2047	2.68% - 9.50%	5,538	2.67% - 9.50%	5,686
			9,121		9,323
Other Notes Receivable:
RED Development Inc.	Nov 2023	5.00%	7,429	5.00%	7,429
Woodstock land (1)	May 2015	10.00%	3,059	10.00%	3,059
			10,488		10,488

			$19,609		$19,811

(1)
Woodstock GA Investments, LLC, a joint venture in which the Company owns a 75.0% interest, has a note receivable with an entity that owns an interest in land in Woodstock, GA, adjacent to the site of The Outlet Shoppes at Atlanta. The loan is secured by the entity's interest in the adjacent land. An amendment to the note was made in the first quarter of 2015 to extend the maturity date from February 2015 to May 2015.

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

Three Months Ended March 31, 2015	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$230,271	$10,407	$4,681	$15,550	$260,909
Property operating expenses (2)	(73,949)	(2,596)	(1,124)	1,764	(75,905)
Interest expense	(43,698)	(1,956)	(1,195)	(12,308)	(59,157)
Other expense	—	—	—	(6,476)	(6,476)
Gain on sales of real estate assets	264	—	—	493	757
Segment profit (loss)	$112,888	$5,855	$2,362	$(977)	120,128
Depreciation and amortization expense					(76,266)
General and administrative expense					(17,230)
Interest and other income					5,274
Gain on investment					16,560
Equity in earnings of unconsolidated affiliates					3,823
Income tax benefit					916
Income from continuing operations					$53,205
Total Assets	$5,665,654	$272,045	$266,076	$339,825	$6,543,600
Capital expenditures (3)	$30,366	$5,908	$198	$30,769	$67,241

Three Months Ended March 31, 2014	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$229,873	$10,856	$4,538	$15,976	$261,243
Property operating expenses (2)	(74,294)	(2,495)	(1,657)	923	(77,523)
Interest expense	(50,016)	(2,000)	(649)	(7,841)	(60,506)
Other expense	—	—	—	(6,545)	(6,545)
Gain on sales of real estate assets	1,130	1	1	22	1,154
Segment profit	$106,693	$6,362	$2,233	$2,535	117,823
Depreciation and amortization expense					(69,083)
General and administrative expense					(14,773)
Interest and other income					1,528
Gain on extinguishment of debt					42,660
Loss on impairment					(17,150)
Equity in earnings of unconsolidated affiliates					3,684
Income tax provision					(397)
Income from continuing operations					$64,292
Total Assets	$5,766,003	$274,556	$297,347	$365,943	$6,703,849
Capital expenditures (3)	$32,937	$9,272	$528	$39,757	$82,494

(1)	The All Other category includes mortgage and other notes receivable, office buildings, the Management Company and the Company’s subsidiary that provides security and maintenance services.

(2)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.

(3)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.
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
The Company has not sold any shares under the ATM program since 2013. Since the commencement of the ATM program, CBL has issued 8,419,298 shares of common stock, at a weighted-average sales price of $25.12 per share, and approximately $88,507 remains available that may be sold under this program as of March 31, 2015. Actual future sales will depend on a variety of factors including but not limited to market conditions, the trading price of CBL's common stock and the Company's capital needs. The Company has no obligation to sell the remaining shares available under the ATM program.
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

The following summarizes the impact of potential dilutive common shares on the denominator used to compute EPS:

	Three Months Ended March 31,
	2015	2014
Denominator – basic	170,420	170,196
Effect of performance stock units (1)	90	—
Denominator – diluted	170,510	170,196

(1)
Performance stock units are contingently issuable common shares and are included in earnings per share if the effect is dilutive. See Note 13 for a description of the long-term incentive program, which was adopted in 2015, that these units relate to.

Earnings per Unit of the Operating Partnership
Basic earnings per unit (“EPU”) is computed by dividing net income attributable to common unitholders by the weighted-average number of common units outstanding for the period. Diluted EPU assumes the issuance of common units for all potential dilutive common units outstanding.
The following summarizes the impact of potential dilutive common units on the denominator used to compute EPU:

	Three Months Ended March 31,
	2015	2014
Denominator – basic	199,681	199,741
Effect of performance stock units (1)	90	—
Denominator – diluted	199,771	199,741

(1)
Performance stock units are contingently issuable common units and are included in earnings per unit if the effect is dilutive. See Note 13 for a description of the long-term incentive program, which was adopted in 2015, that these units relate to.

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

The following table represents the Company's guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014:

	As of March 31, 2015							Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Company		Maximum Guaranteed Amount	Debt Maturity Date (1)		3/31/2015	12/31/14
West Melbourne I, LLC - Phase I	50%	$40,051	25%		$10,012	Nov-2015	(2)	$101	$101
West Melbourne I, LLC - Phase II	50%	15,556	N/A	(3)	8,700	Nov-2015	(2)	87	87
Port Orange I, LLC	50%	60,526	25%		15,132	Nov-2015	(2)	153	153
JG Gulf Coast Town Center, LLC - Phase III	50%	5,548	100%		5,548	Jul-2015		—	—
Fremaux Town Center JV, LLC - Phase I	65%	40,596	50%	(4)	21,023	Aug-2016	(5)	236	236
Fremaux Town Center JV, LLC - Phase II	65%	7,460	50%	(6)	16,050	Aug-2016	(5)	161	161
Ambassador Town Center JV, LLC	65%	1,455	100%	(7)	48,200	Dec-2017	(8)	482	482
Ambassador Infrastructure, LLC	65%	1,002	100%	(9)	11,700	Dec-2017	(8)	177	177
			Total guaranty liability					$1,397	$1,397

(1)	Excludes any extension options.

(2)	The loan has two one-year extension options, which are at the unconsolidated affiliate's election, for an outside maturity date of November 2017.

(3)
In the fourth quarter of 2014, the loan was amended and restated to add funding for the construction of Academy Sports. The guaranty was also amended to cap the maximum guaranteed amount at $8,700 unless a monetary default event occurs related to Carmike Cinema or Academy Sports. The guaranty will be reduced to 25% once Academy Sports is operational and paying contractual rent.

(4)
The Company received a 1% fee for this guaranty when the loan was issued in March 2013. The guaranty will be reduced to 25% upon the opening of LA Fitness and payment of contractual rent. The guaranty will be further reduced to 15% when Phase I of the development has been open for one year and a debt service coverage ratio of 1.30 to 1.00 is met.

(5)	The loan has two one-year extension options, which are at the unconsolidated affiliate's election, for an outside maturity date of August 2018.

(6)
The Company received a 1% fee for this guaranty when the loan was issued in August 2014. Upon completion of Phase II of the development and once certain leasing and occupancy metrics have been met, the guaranty will be reduced to 25%. The guaranty will be further reduced to 15% when Phase II of the development has been open for one year, the debt service coverage ratio of 1.30 to 1.00 is met and Dillard's is operational.

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

(9)
The Company received a 1% fee for this guaranty when the loan was issued in December 2014. The guaranty will be reduced to 50% on March 1st of the year following any calendar year during which the payment-in-lieu of taxes ("PILOT") payments received by Ambassador Infrastructure and delivered to the lender are $1,200 or more, provided no event of default exists. The guaranty will be reduced to 20% when the PILOT payments are $1,400 or more, provided no event of default exists.

The Company has guaranteed the lease performance of York Town Center, LP ("YTC"), an unconsolidated affiliate in which the Company owns a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $15,600 as of March 31, 2015.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not include an obligation for this guaranty because it determined that the fair value of the guaranty was not material as of March 31, 2015 and December 31, 2014.
Performance Bonds
The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $21,010 and $20,720 at March 31, 2015 and December 31, 2014, respectively.
Note 13 – Share-Based Compensation
As of March 31, 2015, there were two share-based compensation plans under which the Company has outstanding awards, the 2012 Plan and the 1993 Plan, as defined below. The Company can elect to make new awards under one of these plans, the CBL & Associates Properties, Inc. 2012 Stock Incentive Plan ("the 2012 Plan"), which was approved by the Company's shareholders in May 2012. The 2012 Plan permits the Company to issue stock options and common stock to selected officers, employees and non-employee directors of the Company up to a total of 10,400,000 shares. The Company did not issue any new awards under the CBL & Associates Properties, Inc. Second Amended and Restated Stock Incentive Plan ("the 1993 Plan"), which was approved by the Company's shareholders in May 2003, between the adoption of the 2012 Plan to replace the 1993 Plan in May 2012 and the termination of the 1993 Plan (as to new awards) on May 5, 2013. As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expense associated with the Company's share-based compensation plans.
Restricted Stock Awards
The Company may make restricted stock awards to independent directors, officers and its employees under the 2012 Plan. These awards are generally granted based on the performance of the Company and its employees. None of these awards have performance requirements other than a service condition of continued employment, unless otherwise provided. Compensation expense is recognized on a straight-line basis over the requisite service period.
Share-based compensation expense related to the restricted stock awards was $2,244 and $1,916 for the three months ended March 31, 2015 and 2014, respectively. Share-based compensation cost capitalized as part of real estate assets was $79 and $46 for the three months ended March 31, 2015 and 2014, respectively.
A summary of the status of the Company’s nonvested restricted stock awards as of March 31, 2015, and changes during the three months ended March 31, 2015, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2015	498,862	$18.35
Granted	267,410	$20.30
Vested	(191,215)	$18.76
Forfeited	(2,340)	$19.20
Nonvested at March 31, 2015	572,717	$19.12

As of March 31, 2015, there was $10,281 of total unrecognized compensation cost related to nonvested stock awards granted under the plans, which is expected to be recognized over a weighted-average period of 3.8 years.

Long-Term Incentive Program
In 2015, the Company adopted a long-term incentive program ("LTIP") for its named executive officers, which consists of performance stock unit ("PSU") awards and annual restricted stock awards, that may be issued under the 2012 Plan. The number of shares related to the PSU awards that each named executive officer may receive upon the conclusion of a three-year performance period is determined based on the Company's achievement of specified levels of long-term total stockholder return ("TSR") performance relative to the NAREIT Retail Index, provided that at least a "Threshold" level must be attained for any shares to be earned. Under the LTIP, annual restricted stock awards consist of shares of time-vested restricted stock awarded based on a qualitative evaluation of the performance of the Company and the named executive officer during the fiscal year. Annual restricted stock awards under the LTIP vest in five equal annual installments.
The fair value of the PSU awards was estimated on the date of grant using a Monte Carlo Simulation model. The valuation consisted of computing the fair value using CBL's simulated stock price as well as TSR over the performance period from January 1, 2015 through December 31, 2017. The award is modeled as a contingent claim in that the expected return on the underlying shares is risk-free and the rate of discounting the payoff of the award is also risk-free.
In March 2015, the Company granted 138,680 PSUs at a grant-date fair value of $15.52 per PSU. Shares earned pursuant to the PSU awards vest 60% at the conclusion of the performance period while the remaining 40% of the PSU award vests 20% on each of the first two anniversaries thereafter.
Compensation cost is recognized on a tranche-by-tranche basis using the accelerated attribution method. The resulting expense is recorded regardless of whether any PSU awards are earned as long as the required service period is met. Share-based compensation expense related to the PSUs was $156 for the three months ended March 31, 2015. Unrecognized compensation costs related to the PSUs was $1,996 as of March 31, 2015.
Note 14 – Noncash Investing and Financing Activities
The Company’s noncash investing and financing activities were as follows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Accrued dividends and distributions payable	$54,491	$50,576
Additions to real estate assets accrued but not yet paid	3,965	19,162
Transfer of estate assets in settlement of mortgage debt obligation: (1)
Decrease in real estate assets	—	(22,605)
Decrease in mortgage and other indebtedness	—	68,169
Decrease in operating assets and liabilities	—	(1,655)

(1)	See Note 4 for additional information related to Citadel Mall.
Note 15 – Income Taxes
The Company is qualified as a REIT under the provisions of the Internal Revenue Code. To maintain qualification as a REIT, the Company is required to distribute at least 90% of its taxable income to shareholders and meet certain other requirements.
As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State tax expense was $1,078 and $1,093 during the three months ended March 31, 2015 and 2014, respectively.
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

The Company recorded an income tax benefit (provision) as follows for the three month periods ending March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Current tax benefit	$1,423	$53
Deferred tax provision	(507)	(450)
Income tax benefit (provision)	$916	$(397)
The Company had a net deferred tax asset of $1,962 and $394 at March 31, 2015 and December 31, 2014, respectively. The net deferred tax asset at March 31, 2015 and December 31, 2014 is included in intangible lease assets and other assets and primarily consisted of operating expense accruals and differences between book and tax depreciation.
The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its condensed consolidated statements of operations.  In addition, any interest incurred on tax assessments is reported as interest expense.  The Company reported nominal interest and penalty amounts for the three month periods ended March 31, 2015 and 2014, respectively.
Note 16 – Subsequent Events
In May 2015, the Company retired an operating property loan, with a principal balance of $49,602 outstanding as of March 31, 2015, with borrowings from its credit facilities. The loan was secured by Imperial Valley Mall in El Centro, CA and was scheduled to mature in September 2015 and bore interest at a fixed-rate of 4.99%.
In April 2015, the Company closed on the sale of Madison Square, a non-core mall located in Huntsville, AL for a gross sales price of $5,000. The Company expects to record a loss on impairment of approximately $2,700 in the second quarter of 2015 to adjust the depreciated book value of the mall to the net sales price.

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
Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained.  It is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties.  In addition to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 and Part II, Item 1A of this report, such known risks and uncertainties include, without limitation:

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
We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a VIE. As of March 31, 2015, we owned interests in the following properties:

	Malls (1)	Associated Centers	Community Centers	Office Buildings (2)	Total
Consolidated properties	72	25	7	8	112
Unconsolidated properties (3)	10	4	4	5	23
Total	82	29	11	13	135

(1)	Category consists of regional malls, open-air centers and outlet centers (including one mixed-use center).

(2)	Includes our corporate office building.

(3)	We account for these investments using the equity method because one or more of the other partners have substantive participating rights.
At March 31, 2015, we had interests in the following properties under development:

	Consolidated Properties		Unconsolidated Properties
	Malls	Community Centers	Malls
Development	—	1	—
Expansions	3	—	1
Redevelopments	5	—	1

We also hold options to acquire certain development properties owned by third parties.

First quarter 2015 results for our stabilized malls include double-digit leasing spreads of 10.6% for leases signed in the first quarter of 2015. For the trailing twelve months ended March 31, 2015, same-center sales increased to $365 per square foot as compared to $355 per square foot in the prior-year period. For the quarter ended March 31, 2015, same-center sales per square foot increased 6.9% over the prior-year period. First quarter results and expectations for 2015 were impacted by approximately 175 bankruptcy-related store closures, representing over $16.0 million in annual gross rents. As a result, occupancy for our same-center stabilized malls declined to 89.5% in the first quarter of 2015 as compared to 92.6% in the first quarter of 2014. We have made good progress in our re-leasing efforts and currently have executed leases, leases out for signature and leases in active negotiations for just over 50% of these vacancies. We anticipate most of the replacement stores will open later in 2015 and into 2016. While our occupancy results are impacted in the short-term, we anticipate we will benefit from the addition of higher-quality tenants to backfill these locations in the long-term as demand for space in our portfolio remains strong. Same-center NOI grew 60 basis points in the first quarter of 2015 as compared to the prior-year period. Adjusted FFO per share for the quarter was flat from the prior-year period of $0.52 as strong sales growth and interest rate savings were partially offset by the lost income from the bankruptcy-related store closures.

We continue to progress in our disposition efforts. Of the 25 properties targeted for disposition, we disposed of three malls in 2014 and, subsequent to March 31, 2015, sold an additional mall for $5.0 million and expect to close in May 2015 on the sale of a community center for a gross sales price of $22.8 million, including the assumption of the related loan. Our multi-year plan to dispose of lower-performing assets remains on target as we continue to receive interest in these properties and anticipate we will have more activity to report as the year progresses.

We also continue to see growth in our portfolio through both development activities, expansions and redevelopments. We opened Parkway Plaza, a community center development in Fort Oglethorpe, GA, in March 2015. We also have ongoing expansions at two of our outlet centers and numerous redevelopment activity at other properties.

We continue to work to build a high-quality unencumbered asset pool, which will reduce our cost of capital and provide us more opportunities to access the capital markets.
RESULTS OF OPERATIONS
Properties that were in operation for the entire year during 2014 and the three months ended March 31, 2015 are referred to as the “Comparable Properties.”  Since January 1, 2014, we have opened one mall, one outlet center and one community center development as follows:

Property	Location	Date Opened
New Developments:
Fremaux Town Center (1)	Slidell, LA	March 2014
The Outlet Shoppes of the Bluegrass (2)	Simpsonville, KY	July 2014
Parkway Plaza	Fort Oglethorpe, GA	March 2015

(1)
Fremaux Town Center is a 65/35 joint venture that is accounted for using the equity method of accounting and is included in equity in earnings of unconsolidated affiliates in the accompanying consolidated statements of operations.

(2)	The Outlet Shoppes of the Bluegrass is a 65/35 joint venture, which is included in the accompanying consolidated statements of operations on a consolidated basis.
Of these properties, The Outlet Shoppes of the Bluegrass and Parkway Plaza are included in our operations on a consolidated basis and are collectively referred to as the “New Properties.” The transactions related to the New Properties impact the comparison of the results of operations for the three months ended March 31, 2015 to the results of operations for the three months ended March 31, 2014.
Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014
Revenues
Total revenues decreased $0.3 million for the three months ended March 31, 2015 compared to the prior-year period.  Rental revenues and tenant reimbursements increased by $0.1 million due to an increase of $3.2 million related to the New Properties, partially offset by a decrease of $3.1 million related to the Comparable Properties. The Comparable Properties were primarily impacted by decreases of $4.9 million from dispositions and $1.2 million from non-core properties, partially offset by a $2.9 million increase related to our same-center properties due to increases in base rents and tenant reimbursements.
Our cost recovery ratio for the quarter ended March 31, 2015 was 95.0% compared with 93.2% for the prior-year period, primarily due to a decrease in snow removal costs.
The decrease of $0.4 million in management, development and leasing fees was primarily attributable to a decrease of $0.6 million in development and management fee income, partially offset by an increase of $0.3 million in leasing commissions.
Other revenues decreased $0.1 million primarily due to a decrease of $0.8 million in revenue related to our subsidiary that provides security and maintenance services to third parties, which was partially offset by a $0.6 million increase in miscellaneous income.
Operating Expenses
Total operating expenses decreased $9.2 million for the three months ended March 31, 2015 compared to the prior-year period.  Property operating expenses, including real estate taxes and maintenance and repairs, decreased $1.6 million primarily due to a decrease of $2.6 million attributable to the Comparable Properties, partially offset by an increase of $1.0 million related to the New Properties. The Comparable Properties included decreases of $2.9 million related to dispositions and $0.5 million attributable to non-core properties. The $0.8 million increase in property operating expenses of the Comparable Properties, excluding dispositions and non-core properties, is primarily attributable to increases in real estate taxes, bad debt expense and an insurance adjustment, partially offset by decreases in snow removal costs and other expenses.
The increase in depreciation and amortization expense of $7.2 million resulted from increases of $5.8 million related to the Comparable Properties and $1.4 million attributable to the New Properties. The $5.8 million increase attributable to the Comparable Properties includes an increase of $6.8 million related to the Comparable Properties, which was partially offset by a $1.1 million decrease related to dispositions. The $6.8 million increase attributable to the Comparable Properties, excluding dispositions, is primarily due to increases of $3.6 million in amortization of tenant improvements, $2.2 million in depreciation expense related to capital expenditures for renovations, redevelopments and deferred maintenance and $0.7 million in amortization of in-place leases. The increase in amortization of tenant improvements was primarily due to write-offs associated with tenants that closed due to bankruptcies.
General and administrative expenses increased $2.5 million primarily due to increases in legal fees and payroll and related expenses, partially offset by an increase in capitalized overhead related to development projects. As a percentage of revenues, general and administrative expenses were 6.6% and 5.7% for the first quarters of 2015 and 2014, respectively. The increase was primarily due to a company-wide bonus paid to employees for exceeding NOI budgets in 2014.
In the first quarter of 2014, we recognized a non-cash impairment of real estate of $17.2 million attributable to two property dispositions.
Other expenses decreased $0.1 million due to a $0.2 million decrease in expenses related to our subsidiary that provides security and maintenance services to third parties partially offset by a $0.1 million increase from abandoned projects.
Other Income and Expenses
Interest and other income increased $3.7 million compared to the prior-year period primarily due to $4.9 million received as a partial settlement of a lawsuit in the first quarter of 2015 as compared to $0.8 million received as a partial settlement of a lawsuit in the first quarter of 2014.
Interest expense decreased $1.3 million for the three months ended March 31, 2015 compared to the prior-year period.  The $1.3 million change was primarily due to decreases of $2.9 million in interest expense at the property level for our same-center properties, $1.6 million in interest expense at the corporate level and $1.0 million in interest expense due to the foreclosure of the mortgage loan securing Citadel Mall. These decreases were partially offset by an increase of $3.4 million in interest expense from the Notes that were issued during the fourth quarters of 2013 and 2014 and $0.8 million related to the New Properties. The proceeds from the Notes were used to reduce outstanding borrowings on our credit facilities that bear interest at a lower rate than the Notes.
During the first quarter of 2014, we recorded a gain on extinguishment of debt of $42.7 million from the transfer of Citadel Mall to the lender in settlement of the non-recourse debt secured by the property.
We recorded a gain on investment of $16.6 million during the first quarter of 2015 related to the sale of all of our available-for-sale securities.
Equity in earnings of unconsolidated affiliates increased by $0.1 million during the first quarter of 2015 compared to the prior-year period. The $0.1 million increase consists of an increase of $0.5 million of gain recognized for the sale of three outparcels and an increase of $0.4 million related to Fremaux Town Center, which opened in March 2014. These increases were partially offset by increases in operating expenses, including bad debt expense from tenant bankruptcies.
The income tax benefit of $0.9 million for the three months ended March 31, 2015 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current tax benefit and deferred tax provision of $1.4 million and $0.5 million, respectively.  During the three months ended March 31, 2014, we recorded an income tax provision of $0.4 million, consisting of a current tax benefit of $0.1 million and a deferred tax provision of less than $0.5 million.
In the first quarter of 2015, we recognized $0.8 million of gain on sales of real estate assets primarily related to the sale of two outparcels. We recognized a $1.2 million gain on sale of real estate assets in the first quarter of 2014 from the sale of two parcels of land.
The operating loss from discontinued operations for the three months ended March 31, 2014 of $0.5 million includes settlement of estimated expenses based on actual amounts for properties sold in previous periods.
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
We include a property in our same-center pool when we have owned all or a portion of the property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year and current year-to-date period. New Properties are excluded from same-center NOI, until they meet this criteria. The only properties excluded from the same-center pool that would otherwise meet this criteria are properties which are non-core, under major redevelopment, being considered for repositioning or where we intend to renegotiate the terms of the debt secured by the related property. Madison Square and Madison Plaza were classified as non-core properties as of March 31, 2015. Madison Square was sold subsequent to March 31, 2015. Lender properties consisted of Gulf Coast Town Center, Triangle Town Center and Triangle Town Place as of March 31, 2015. Properties under major redevelopment as of March 31, 2015 include the Annex at Monroeville and CoolSprings Galleria. Properties where we are considering alternatives to reposition the property include Chesterfield Mall and Wausau Center at March 31, 2015.
Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net income attributable to the Company for the three month periods ended March 31, 2015 and 2014 is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income attributable to the Company	$46,164	$55,294
Adjustments: (1)
Depreciation and amortization	83,952	77,411
Interest expense	67,147	68,686
Abandoned projects expense	125	1
Gain on sales of real estate assets	(1,320)	(1,154)
Gain on investment	(16,560)	—
Gain on extinguishment of debt	—	(42,660)
Loss on impairment	—	17,831
Income tax provision (benefit)	(916)	397
Lease termination fees	(1,306)	(932)
Straight-line rent and above- and below-market lease amortization	(1,330)	(698)
Net income attributable to noncontrolling interest in earnings of Operating Partnership	6,172	7,651
Loss on discontinued operations	—	17
General and administrative expenses	17,230	14,773
Management fees and non-property level revenues	(11,458)	(7,706)
Company's share of property NOI	187,900	188,911
Non-comparable NOI	(11,280)	(13,301)
Total same-center NOI	$176,620	$175,610

(1)	Adjustments are based on our pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.
Same-center NOI increased $1.0 million for the three month period ended March 31, 2015 as compared to the prior-year period, reflecting an increase of 0.6%. Top-line revenue increased $2.9 million during the three month period ended March 31, 2015, primarily due to a $1.3 million increase in base and percentage rents and a $1.5 million increase in tenant reimbursements. Top-line revenue growth was weakened by approximately $3.6 million of lost income from bankruptcy-related store closures. However, we anticipate we will have a stronger tenant mix in the long-term as we continue to see benefits from the 2.3% growth in average annual base rents for our same-center stabilized mall portfolio, which was partially offset by a decrease of 3.1% in same-center stabilized mall occupancy, due to approximately 175 bankruptcy-related store closures. NOI growth was partially offset by a $2.3 million increase in real estate tax expense and a $0.8 million increase in property operating expense, driven by a $1.1 million insurance adjustment and $0.4 million increase in bad debt expense. A $1.2 million decrease in maintenance and repair expense, primarily due to decreases in snow removal costs and other expenses, also contributed to our positive NOI results for the quarter.

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
We classify our regional malls into five categories:

(1)	Stabilized malls – Malls that have completed their initial lease-up and have been open for more than three complete calendar years.

(2)
Non-stabilized malls - Malls that are in their initial lease-up phase. After three complete calendar years of operation, they are reclassified on January 1 of the fourth calendar year to the stabilized mall category. Fremaux Town Center, The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Atlanta were classified as non-stabilized malls as of March 31, 2015. The Outlet Shoppes at Atlanta and The Outlet Shoppes at Oklahoma City were classified as non-stabilized malls as of March 31, 2014.

(3)
Non-core malls - Malls where we have determined that the current format of the property no longer represents the best use of the property and we are in the process of evaluating alternative strategies for the property, which may include major redevelopment or an alternative retail or non-retail format, or after evaluating alternative strategies for the property, we have determined that the property no longer meets our criteria for long-term investment. Similar criteria apply to the classification of an associated center or community center as a non-core property. The steps taken to reposition non-core properties, such as signing tenants to short-term leases, which are not included in occupancy percentages, or leasing to regional or local tenants, which typically do not report sales, may lead to metrics which do not provide relevant information related to the condition of the non-core properties. Therefore, traditional performance measures, such as occupancy percentages and leasing metrics, exclude non-core properties. Madison Square was classified as a non-core mall as of March 31, 2015. Columbia Place, Chapel Hill Mall and Madison Square were classified as non-core malls as of March 31, 2014. Additionally, Madison Plaza, an associated center adjacent to Madison Square, was classified as a non-core property as of March 31, 2015 and 2014. Chapel Hill Mall and Columbia Place were conveyed to the respective lenders holding the non-recourse mortgage loans secured by these properties, in the third and fourth quarters of 2014, respectively. Madison Square was sold subsequent to March 31, 2015.

(4)
Lender malls - Properties for which we are working or intend to work with the lender on the terms of the loan secured by the related property. As of March 31, 2015 and 2014, Gulf Coast Town Center and Triangle Town Center were classified as lender malls. Additionally, Triangle Town Place, an associated center adjacent to Triangle Town Center, was classified a lender property as of March 31, 2015. Lender properties are excluded from our same-center pool because they are under cash management agreements with the respective servicers. As such, the servicer controls the cash flow of these properties.

(5)
Major redevelopment/Repositioning - Properties in major redevelopment or where we are considering alternatives to reposition the property. As of March 31, 2015, the Annex at Monroeville and CoolSprings Galleria were under significant redevelopment and Chesterfield Mall and Wausau Center were being considered for repositioning.

We derive the majority of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Three Months Ended March 31,
	2015	2014
Malls	88.3%	88.0%
Associated centers	4.0%	4.2%
Community centers	1.8%	1.7%
Mortgages, office buildings and other	5.9%	6.1%
Mall Store Sales
Mall store sales include reporting mall tenants of 10,000 square feet or less for stabilized malls and exclude license agreements, which are retail contracts that are temporary or short-term in nature and generally last more than three months but less than twelve months. Same-store sales per square foot increased 6.9% for the quarter ended March 31, 2015 as compared to the prior-year period. Mall store sales for the trailing twelve months ended March 31, 2015 on a comparable per square foot basis increased approximately 2.8% to $365 per square foot compared to $355 per square foot for the trailing twelve months ended

March 31, 2014. The early Easter holiday coupled with low gas prices contributed to the increase in consumer spending in our markets. We expect sales to remain positive for the rest of 2015.
Occupancy
Our portfolio occupancy is summarized in the following table (1):

	As of March 31,
	2015	2014
Total portfolio	90.9%	92.5%
Total mall portfolio	89.8%	92.3%
Same-center stabilized malls	89.5%	92.6%
Stabilized malls	89.5%	92.2%
Non-stabilized malls (2)	97.1%	96.9%
Associated centers	94.2%	94.8%
Community centers	97.5%	94.4%

(1)
As noted above, occupancy excludes properties which are non-core, under major redevelopment, being considered for repositioning or where we intend to renegotiate the terms of the debt secured by the related property.

(2)
Represents occupancy for Fremaux Town Center, The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Atlanta as of March 31, 2015 and occupancy for The Outlet Shoppes at Atlanta and The Outlet Shoppes at Oklahoma City as of March 31, 2014.

During the quarter ended March 31, 2015, 153 stores closed, comprising 620,000 square feet. Additionally, there were several Deb Shop and Wet Seal stores that closed in late December 2014. We are making progress in re-leasing these spaces and expect much of the permanent re-leasing will occur in late 2015 and into 2016. As a result, we are forecasting occupancy to be lower throughout the remainder of 2015 as compared to 2014 due to the bankruptcy-related store closures.
Leasing
The following is a summary of the total square feet of leases signed in the three month periods ended March 31, 2015 as compared to the prior-year period:

	Three Months Ended March 31,
	2015	2014
Operating portfolio:
New leases	360,795	289,908
Renewal leases	751,071	827,375
Development portfolio:
New leases	173,036	299,696
Total leased	1,284,902	1,416,979
The decline in square footage of leases executed during the first quarter of 2015 was primarily a function of a decline in anchor lease renewals due to the maturity schedule of our anchor retailers.
Average annual base rents per square foot are based on contractual rents in effect as of March 31, 2015 and 2014, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type (1):

	As of March 31,
	2015	2014
Same-center stabilized malls	$31.14	$30.44
Stabilized malls	31.14	30.32
Non-stabilized malls (2)	21.61	24.58
Associated centers	12.88	12.42
Community centers	15.54	15.81
Office buildings	19.37	19.52

(1)
As noted above, average annual base rents excludes properties which are non-core, under major redevelopment, being considered for repositioning or where we intend to renegotiate the terms of the debt secured by the related property.

(2)
Represents average annual base rents for Fremaux Town Center, The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Atlanta as of March 31, 2015 and average annual base rents for The Outlet Shoppes at Atlanta and The Outlet Shoppes at Oklahoma City as of March 31, 2014.

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the three month period ended March 31, 2015 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (1)	% Change Average
All Property Types (2)	608,132	$40.67	$43.59	7.2%	$45.08	10.8%
Stabilized malls	581,413	41.45	44.34	7.0%	45.86	10.6%
New leases	121,546	45.04	57.50	27.7%	60.87	35.1%
Renewal leases	459,867	40.50	40.86	0.9%	41.89	3.4%

(1)	Average gross rent does not incorporate allowable future increases for recoverable common area expenses.

(2)	Includes stabilized malls, associated centers, community centers and office buildings.
New and renewal leasing activity of comparable small shop space of less than 10,000 square feet for the three month period ended March 31, 2015 based on commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2015:
New	123	344,596	8.91	$49.97	$52.95	$39.23	$10.74	27.4%	$13.72	35.0%
Renewal	367	1,114,915	4.05	39.05	40.04	37.64	1.41	3.7%	2.40	6.4%
Commencement 2015 Total	490	1,459,511	5.27	$41.63	$43.09	$38.01	$3.62	9.5%	$5.08	13.4%

Commencement 2016:
New	8	13,735	7.98	$74.58	$77.64	$60.54	$14.04	23.2%	$17.10	28.2%
Renewal	73	201,094	3.54	47.81	48.76	45.29	2.52	5.6%	3.47	7.7%
Commencement 2016 Total	81	214,829	3.98	$49.52	$50.60	$46.27	$3.25	7.0%	$4.33	9.4%

Total 2015/2016	571	1,674,340	5.08	$42.64	$44.05	$39.07	$3.57	9.1%	$4.98	12.7%
The impact from the bankruptcies of Deb Shops, Wet Seal, Radio Shack, Cache and Body Central will result in approximately 175 store closures, representing over $16.0 million in gross rents. We are making good progress on releasing these spaces. Currently, we have 36 leases that are executed or out for signature and an additional 57 leases in active negotiations.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2015, we had approximately $214.1 million outstanding on our combined credit facilities leaving approximately $1.1 billion of availability. We have $462.1 million of operating property loans secured by seven consolidated properties maturing in 2015. The weighted-average interest rate on these mortgages is 5.2% and we anticipate savings in interest expense as we continue to convert secured debt to unsecured borrowings using availability on our credit facilities. We also have $230.4 million as our share of three joint venture loans with 2015 maturity dates, which we plan to refinance with secured non-recourse mortgages. Additionally, in January 2015 we reduced the interest rate on our $50.0 million unsecured term loan from a spread of LIBOR plus 190 basis points to LIBOR plus 155 basis points.
Subsequent to March 31, 2015, we retired an operating property loan, with a principal balance of $49.6 million outstanding as of March 31, 2015, with borrowings from our credit facilities. See Note 16 to the condensed consolidated financial statements for more information.
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
Cash Flows - Operating, Investing and Financing Activities
There was $38.0 million of unrestricted cash and cash equivalents as of March 31, 2015, an increase of less than $0.1 million from December 31, 2014. Our cash flow activities are summarized as follows (in thousands):

	Three Months Ended March 31,
	2015	2014	Change
Net cash provided by operating activities	$105,734	$86,946	$18,788
Net cash used in investing activities	(7,960)	(42,808)	34,848
Net cash used in financing activities	(97,734)	(53,448)	(44,286)
Net cash flows	$40	$(9,310)	$9,350
Cash Provided by Operating Activities
Cash provided by operating activities increased $18.8 million during the three months ended March 31, 2015. The increase was primarily due to an increase in operating cash flows from the New Properties, increased same-center NOI of the Comparable Properties and an increase in income from a $4.7 million legal settlement, net of related expenses. These increases were partially offset by higher interest expense due to our Notes and a decline in cash flows related to dispositions and non-core properties.
Cash Used in Investing Activities
Investing activities for the three months ended March 31, 2015 were primarily affected by:

•	$43.3 million of expenditures related to our development, redevelopment, renovation and expansion programs,

•	net proceeds of $20.8 million from the sale of available-for-sale securities, and

•	proceeds of $11.3 million primarily related to the sale of a parcel of land that was ground leased to an apartment complex adjacent to our community center, The Pavilion at Port Orange.
Investing activities for the three months ended March 31, 2014 were primarily affected by:

•	$53.1 million of expenditures related to our development, redevelopment, renovation and expansion programs, and

•	a $7.7 million reduction in restricted cash primarily related to the first quarter 2014 repayment of the mortgage loan secured by St. Clair Square.
Cash Used in Financing Activities
Financing activities for the three months ended March 31, 2015 were primarily affected by:

•	net repayment of $30.1 million of mortgage and other indebtedness, and

•	dividends and distributions of $67.3 million paid to holders of preferred stock, common stock and noncontrolling interests.
Financing activities for the three months ended March 31, 2014 were primarily affected by:

•	net proceeds from the issuance of mortgage and other indebtedness, net of principal payments, of $11.1 million, and

•	dividends and distributions of $63.3 million paid to holders of preferred stock, common stock and noncontrolling interests.

Debt

Debt of the Company

CBL has no indebtedness. Either the Operating Partnership, one of its consolidated subsidiaries or an unconsolidated affiliate, that the Operating Partnership has a direct or indirect ownership interest in, is the borrower on all of our debt.
CBL is a limited guarantor of the Notes, issued by the Operating Partnership in November 2013 and October 2014, respectively, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. CBL also provides a similar limited guarantee of the Operating Partnership's obligations with respect to our unsecured credit facilities and two unsecured term loans as of March 31, 2015.

Debt of the Operating Partnership

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
March 31, 2015
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$3,234,029	$(111,991)	$669,691	$3,791,729	5.54%
Senior unsecured notes due 2023 (3)	445,863	—	—	445,863	5.25%
Senior unsecured notes due 2024 (4)	299,928	—	—	299,928	4.60%
Other	5,056	(2,528)	—	2,528	3.50%
Total fixed-rate debt	3,984,876	(114,519)	669,691	4,540,048	5.45%
Variable-rate debt:
Non-recourse term loans on operating properties	17,051	(7,058)	—	9,993	2.39%
Recourse term loans on operating properties	9,279	—	91,634	100,913	2.30%
Construction loans	1,440	—	7,306	8,746	2.23%
Unsecured lines of credit	207,065	—	—	207,065	1.57%
Unsecured term loans	450,000	—	—	450,000	1.68%
Total variable-rate debt	684,835	(7,058)	98,940	776,717	1.75%
Total	$4,669,711	$(121,577)	$768,631	$5,316,765	4.91%

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
December 31, 2014
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$3,252,730	$(112,571)	$671,526	$3,811,685	5.54%
Senior unsecured notes due 2023 (3)	445,770	—	—	445,770	5.25%
Senior unsecured notes due 2024 (4)	299,925	—	—	299,925	4.60%
Other	5,639	(2,819)	—	2,820	3.50%
Total fixed-rate debt	4,004,064	(115,390)	671,526	4,560,200	5.45%
Variable-rate debt:
Non-recourse term loans on operating properties	17,121	(7,083)	—	10,038	2.38%
Recourse term loans on operating properties	7,638	—	92,709	100,347	2.29%
Construction loans	454	—	4,067	4,521	2.19%
Unsecured lines of credit	221,183	—	—	221,183	1.56%
Unsecured term loans	450,000	—	—	450,000	1.71%
Total variable-rate debt	696,396	(7,083)	96,776	786,089	1.75%
Total	$4,700,460	$(122,473)	$768,302	$5,346,289	4.91%

(1)	Weighted-average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.

(2)
We had four interest rate swaps with notional amounts outstanding totaling $104,492 as of March 31, 2015 and $105,584 as of December 31, 2014 related to four of our variable-rate loans on operating properties to effectively fix the interest rates on these loans.  Therefore, these amounts are reflected in fixed-rate debt at March 31, 2015 and December 31, 2014.

(3)	Net of unamortized discount of $4,137 and $4,230 as of March 31, 2015 and December 31, 2014, respectively.

(4)	Net of unamortized discount of $72 and $75 as of March 31, 2015 and December 31, 2014, respectively.

As of March 31, 2015, $794.1 million of our pro rata share of consolidated and unconsolidated debt, excluding debt premiums, is scheduled to mature during the remainder of 2015. The $794.1 million that is scheduled to mature in 2015 includes an unsecured line of credit with a balance of $42.6 million that has a one-year extension that is at our election, and three operating property loans secured by joint venture properties aggregating to $59.0 million that have extensions we may exercise at our election, leaving $692.5 million of debt maturities in 2015 that must be retired or refinanced. The $692.5 million of 2015 debt maturities represents seven consolidated operating property loans, aggregating to $462.1 million, and three joint venture loans, aggregating to $230.4 million, which are secured by the respective properties. Subsequent to March 31, 2015, we retired an operating property loan with a balance of $49.6 million as of March 31, 2015. We plan to initially use our lines of credit to retire the loans on our consolidated properties and then subsequently reduce the credit lines with proceeds from an unsecured bond offering. We expect to refinance the loans secured by our unconsolidated affiliates' properties at open to par dates with secured non-recourse mortgages. Based on current interest rate expectations, we believe lower rates will be achievable, which would reduce our overall cost of debt.
The weighted-average remaining term of our total share of consolidated and unconsolidated debt was 4.2 years at March 31, 2015 and 4.5 years at December 31, 2014. The weighted-average remaining term of our pro rata share of fixed-rate debt was 4.5 years and 4.7 years at March 31, 2015 and December 31, 2014, respectively.
As of March 31, 2015 and December 31, 2014, our pro rata share of consolidated and unconsolidated variable-rate debt represented 14.6% and 14.7%, respectively, of our total pro rata share of debt. The decrease is primarily due to lower balances on our lines of credit as we continue to use funds from other capital sources to reduce debt. As of March 31, 2015, our share of consolidated and unconsolidated variable-rate debt represented 7.8% of our total market capitalization (see Equity below) as compared to 8.0% as of December 31, 2014.
See Note 6 to the condensed consolidated financial statements for additional information concerning the amount and terms of our outstanding indebtedness and compliance with applicable covenants and restrictions as of March 31, 2015.
Mortgages on Operating Properties
Subsequent to March 31, 2015, we retired an operating property loan. See Note 16 to the condensed consolidated financial statements for more information.
Interest Rate Hedging Instruments
As of March 31, 2015, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Instrument Type	Location in Condensed Consolidated Balance Sheet	Notional Amount Outstanding	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 3/31/15	Fair Value at 12/31/14	Maturity Date
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$50,508 (amortizing to $48,337)	1-month LIBOR	2.149%	$(893)	$(1,064)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$31,630 (amortizing to $30,276)	1-month LIBOR	2.187%	(571)	(681)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$11,822 (amortizing to $11,313)	1-month LIBOR	2.142%	(208)	(248)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$10,532 (amortizing to $10,083)	1-month LIBOR	2.236%	(195)	(233)	April 2016
					$(1,867)	$(2,226)
Equity
During the three months ended March 31, 2015, we paid dividends of $56.3 million to holders of our common stock and our preferred stock, as well as $10.9 million in distributions to the noncontrolling interest investors in our Operating Partnership and other consolidated subsidiaries. The Operating Partnership paid distributions of $11.2 million and $45.1 million on the preferred units and common units, respectively, as well as distributions of $10.9 million to the noncontrolling interests in other consolidated subsidiaries.
On February 26, 2015, we announced a first quarter 2015 common stock dividend of $0.265 per share payable in cash that was paid on April 15, 2015. Future dividends payable will be determined by our Board of Directors based upon circumstances at the time of declaration.

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
We have not sold any shares under the ATM program since 2013. The net proceeds from the ATM sales were used to reduce the balances on our credit facilities. Since the commencement of the ATM program, CBL has issued 8,419,298 shares of common stock, at a weighted-average sales price of $25.12 per share, and approximately $88.5 million remains available that may be sold under this program. Actual future sales will depend on a variety of factors including but not limited to market conditions, the trading price of CBL's common stock and our capital needs. We have no obligation to sell the remaining shares available under the ATM program.
Debt-To-Total Market Capitalization
Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value of equity) ratio was 53.7% at March 31, 2015, compared to 56.7% at March 31, 2014. The decrease in the debt-to-market capitalization ratio is primarily due to a decrease in our share of total debt to $5.317 billion at March 31, 2015 from $5.462 billion at March 31, 2014, combined with an increase in CBL's stock price to $19.80 at March 31, 2015 from $17.75 at March 31, 2014. Our debt-to-market capitalization ratio at March 31, 2015 was computed as follows (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	199,750	$19.80	$3,955,050
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00	453,750
6.625% Series E Cumulative Redeemable Preferred Stock	690	250.00	172,500
Total market equity			4,581,300
Company’s share of total debt			5,316,765
Total market capitalization			$9,898,065
Debt-to-total-market capitalization ratio			53.7%

(1)
Stock price for common stock and Operating Partnership units equals the closing price of CBL's common stock on March 31, 2015. The stock prices for the preferred stock represent the liquidation preference of each respective series of preferred stock.

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

The following table, which excludes expenditures for developments and expansions, summarizes these capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three month period ended March 31, 2015 compared to the same period in 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Tenant allowances (1)	$12,696	$11,412

Renovations	2,163	1,805

Deferred maintenance:
Parking lot and parking lot lighting	1,912	1,294
Roof repairs and replacements	931	232
Other capital expenditures	1,066	2,349
Total deferred maintenance	3,909	3,875

Capitalized overhead	1,999	966

Capitalized interest	1,208	1,409

Total capital expenditures	$21,975	$19,467

(1)	Tenant allowances primarily relate to new leases. Tenant allowances related to renewal leases were not material for the periods presented.
Our 2015 renovation program includes upgrades at five of our malls. Renovations are scheduled to be completed in 2015 at Dakota Square Mall in Minot, ND; Janesville Mall in Janesville, WI; Laurel Park Place in Livonia, MI; Monroeville Mall in Pittsburgh, PA and Sunrise Mall in Brownsville, TX. Our total investment in the renovations that are scheduled for 2015 as well as other less extensive renovations is projected to be $27.2 million. Renovation expenditures for 2015 also include $13.8 million for repairs to the parking decks at West County Center.
Annual capital expenditures budgets are prepared for each of our properties that are intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, will provide the necessary funding for these expenditures.
Developments and Expansions
The following tables summarize our development projects as of March 31, 2015:

Properties Opened During the Three Months Ended March 31, 2015
(Dollars in thousands)

		Total Project Square Feet
			Total Cost (1)	Cost to Date (2)	Opening Date	Initial Unleveraged Yield
Property	Location
Community Center:
Parkway Plaza	Fort Oglethorpe, GA	134,050	$17,325	$15,806	March-15	8.5%

Community Center Expansion:
Hammock Landing - Academy Sports (3)	West Melbourne, FL	63,092	9,903	5,928	March-15	8.6%

Total Properties Opened		197,142	$27,228	$21,734

(1)	Total cost is presented net of reimbursements to be received.

(2)	Cost to date does not reflect reimbursements until they are received.

(3)	This property is owned in an unconsolidated joint venture. See Note 5 to the condensed consolidated financial statements for ownership percentage. Total and cost to date are reflected at 100%.

Parkway Plaza, our newest community center, opened in March 2015 and includes Hobby Lobby, Marshall's and PETCO as anchors. Additionally, Academy Sports opened this spring at our open-air center in West Melbourne, FL, joining Carmike, which opened in August 2014.

Properties Under Development at March 31, 2015
(Dollars in thousands)

		Total Project Square Feet
			Total Cost (1)	Cost to Date (2)	Expected Opening Date	Initial Unleveraged Yield
Property	Location
Community Center:
Ambassador Town Center (3)	Lafayette, LA	438,057	$61,456	$16,995	Spring-16	8.8%

Mall/Outlet Center Expansions:
Fremaux Town Center - Phase II (3)	Slidell, LA	279,791	38,334	15,002	Fall-15	9.6%
The Outlet Shoppes at Atlanta - Parcel Development (4)	Woodstock, GA	9,600	3,542	3,496	Spring-15	9.3%
The Outlet Shoppes at Atlanta - Phase II (4)	Woodstock, GA	32,944	5,421	336	Fall-15	14.2%
The Outlet Shoppes of the Bluegrass-Phase II (5)	Simpsonville, KY	53,378	11,802	2,203	Fall-15	11.0%
Sunrise Mall - Dick's Sporting Goods	Brownsville, TX	50,000	8,348	239	Winter-15	8.7%
		425,713	67,447	21,276
Mall Redevelopment:
Brookfield Square - Sears Redevelopment	Brookfield, WI	21,814	7,704	1,858	Fall-15	8.3%
CoolSprings Galleria - Sears Redevelopment (3)	Nashville, TN	182,163	66,398	31,647	Spring-15/Summer-16	7.0%
Hickory Point Mall - JCP Redevelopment	Forsyth, IL	60,000	2,764	1,201	Fall-15	10.7%
Janesville Mall - JCP Redevelopment	Janesville, WI	149,522	17,128	1,642	Fall-15	8.7%
Meridian Mall - Gordmans	Lansing, MI	50,000	7,193	4,251	Fall-15	10.3%
Northgate Mall - Streetscape/ULTA	Chattanooga, TN	50,852	8,989	4,687	Fall-14/Summer-15	10.5%
		514,351	110,176	45,286

Total Properties Under Development		1,378,121	$239,079	$83,557

(1)	Total cost is presented net of reimbursements to be received.

(2)	Cost to date does not reflect reimbursements until they are received.

(3)	This property is owned in an unconsolidated joint venture. See Note 5 to the condensed consolidated financial statements for ownership percentage. Total and cost to date are reflected at 100%.

(4)	This property is a 75/25 consolidated joint venture. Total cost and cost to date are reflected at 100%.

(5)	This property is a 65/35 consolidated joint venture. Total cost and cost to date are reflected at 100%.
Construction continues on Ambassador Town Center, our joint venture project to develop a community center in Lafayette, LA. The center will be anchored by Costco, Dick's Sporting Goods, Field & Stream, Marshall's, HomeGoods and Nordstrom Rack.
We also have several expansion projects underway at our malls. The second phase of Fremaux Town Center will be anchored by Dillard's and will feature other fashion-oriented shops such as Ann Taylor LOFT, Chico's, Aveda and Francesca's. We recently began construction on Phase II projects at two of our outlet centers. In Atlanta, the expansion consists of Gap, Banana Republic and other retailers.
We have six mall redevelopment projects currently under construction. Several of these projects involve former Sears and JC Penney stores, which afford us the opportunity to regenerate these spaces with a new mix of tenants and enhance the value of our properties. Our Sears redevelopment project at CoolSprings Galleria features American Girl, H&M, King's, and ULTA as well as restaurants Connor's Steakhouse and Kona Grill. A new restaurant district is being developed at Brookfield Square in the 21,000-square-feet of the Sears store we leased back. We also have former JC Penney spaces we are redeveloping for Hobby Lobby at Hickory Point Mall and ULTA and Dick's Sporting Goods at Janesville Mall.

We own land and hold options to acquire certain development properties owned by third parties.  Except for the projects presented above, we do not have any other material capital commitments as of March 31, 2015.
Off-Balance Sheet Arrangements
Unconsolidated Affiliates
We have ownership interests in 19 unconsolidated affiliates as of March 31, 2015 that are described in Note 5 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as “Investments in Unconsolidated Affiliates.”  The following are circumstances when we may consider entering into a joint venture with a third party:

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
The following table represents our guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 (in thousands):

	As of March 31, 2015							Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Company		Maximum Guaranteed Amount	Debt Maturity Date (1)		3/31/2015	12/31/14
West Melbourne I, LLC - Phase I	50%	$40,051	25%		$10,012	Nov-2015	(2)	$101	$101
West Melbourne I, LLC - Phase II	50%	15,556	N/A	(3)	8,700	Nov-2015	(2)	87	87
Port Orange I, LLC	50%	60,526	25%		15,132	Nov-2015	(2)	153	153
JG Gulf Coast Town Center, LLC - Phase III	50%	5,548	100%		5,548	Jul-2015		—	—
Fremaux Town Center JV, LLC - Phase I	65%	40,596	50%	(4)	21,023	Aug-2016	(5)	236	236
Fremaux Town Center JV, LLC - Phase II	65%	7,460	50%	(6)	16,050	Aug-2016	(5)	161	161
Ambassador Town Center JV, LLC	65%	1,455	100%	(7)	48,200	Dec-2017	(8)	482	482
Ambassador Infrastructure, LLC	65%	1,002	100%	(9)	11,700	Dec-2017	(8)	177	177
			Total guaranty liability					$1,397	$1,397

(1)	Excludes any extension options.

(2)	The loan has two one-year extension options, which are at the unconsolidated affiliate's election, for an outside maturity date of November 2017.

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

(6)
We received a 1% fee for this guaranty when the loan was issued in August 2014. Upon completion of Phase II of the development and once certain leasing and occupancy metrics have been met, the guaranty will be reduced to 25%. The guaranty will be further reduced to 15% when Phase II of the development has been open for one year, the debt service coverage ratio of 1.30 to 1.00 is met and Dillard's is operational.

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

We have guaranteed the lease performance of YTC, an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22.0 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to $10.0 million. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $15.6 million as of March 31, 2015.  We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty.  We did not include an obligation for this guaranty because we determined that the fair value of the guaranty was not material as of March 31, 2015 and December 31, 2014.

CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the financial statements and disclosures. Some of these estimates and assumptions require application of difficult, subjective, and/or complex judgment about the effect of matters that are inherently uncertain and that may change in subsequent periods. We evaluate our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Our Annual Report on Form 10-K for the year ended December 31, 2014 contains a discussion of our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these policies and estimates during the three months ended March 31, 2015. Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
During the three months ended March 31, 2015, we recognized a gain of $16.6 million on the sale of marketable securities and received a partial settlement of litigation, net of related expenses, of $4.7 million. During the three months ended March 31, 2014, we realized a net gain of $42.7 million on extinguishment of debt, primarily related to the foreclosure of Citadel Mall. Additionally, we received $0.8 million as a partial settlement of litigation. Considering the significance and nature of these items, we believe it is important to identify the impact of these changes on our FFO measures for a reader to have a complete understanding of our results of operations. Therefore, we have also presented FFO, as adjusted, excluding these items.

The reconciliation of FFO to net income attributable to common shareholders is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income attributable to common shareholders	$34,941	$44,071
Noncontrolling interest in income of Operating Partnership	6,172	7,651
Depreciation and amortization expense of:
Consolidated properties	76,266	69,083
Unconsolidated affiliates	10,317	9,861
Non-real estate assets	(842)	(594)
Noncontrolling interests' share of depreciation and amortization	(2,631)	(1,533)
Loss on impairment	—	17,831
Gain on depreciable property	(67)	18
Funds from operations of the Operating Partnership	124,156	146,388
Litigation settlement, net of related expenses	(4,658)	(800)
Gain on investment	(16,560)	—
Gain on extinguishment of debt	—	(42,660)
Funds from operations of the Operating Partnership, as adjusted	$102,938	$102,928

Funds from operations per diluted share	$0.62	$0.73

Funds from operations, as adjusted, per diluted share	$0.52	$0.52

Weighted-average common and potential dilutive common shares outstanding with Operating Partnership units fully converted	199,771	199,741

The reconciliation of diluted EPS to FFO per diluted share is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Diluted EPS attributable to common shareholders	$0.20	$0.26
Eliminate amounts per share excluded from FFO:
Depreciation and amortization expense, including amounts from consolidated properties, unconsolidated affiliates, non-real estate assets and excluding amounts allocated to noncontrolling interests	0.42	0.38
Loss on impairment	—	0.09
Funds from operations per diluted share	$0.62	$0.73

The reconciliations of FFO of the Operating Partnership to FFO allocable to common shareholders, including and excluding the litigation settlements and gain on extinguishment of debt, are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Funds from operations of the Operating Partnership	$124,156	$146,388
Percentage allocable to common shareholders (1)	85.35%	85.21%
Funds from operations allocable to common shareholders	$105,967	$124,737

Funds from operations of the Operating Partnership, as adjusted	$102,938	$102,928
Percentage allocable to common shareholders (1)	85.35%	85.21%
Funds from operations allocable to Company shareholders, as adjusted	$87,858	$87,705

(1)
Represents the weighted-average number of common shares outstanding for the period divided by the sum of the weighted-average number of common shares and the weighted-average number of Operating Partnership units held by noncontrolling interests during the period.

Adjusted FFO for the quarter ended March 31, 2015 was flat as compared to the prior-year period. The growth from new properties and rent increases was partially offset by lost revenue due to bankruptcy-driven store closures. FFO was also favorably impacted by interest rate savings as we reduced debt balances and retired secured loans, replacing them with proceeds from our unsecured bond offerings.

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

Interest Rate Risk

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at March 31, 2015, a 0.5% increase or decrease in interest rates on variable-rate debt would decrease or increase annual cash flows by approximately $3.9 million and $1.2 million, respectively, and increase or decrease annual interest expense, after the effect of capitalized interest, by approximately $3.8 million and $1.1 million, respectively.

Based on our proportionate share of total consolidated and unconsolidated debt at March 31, 2015, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $93.6 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $94.6 million.

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
In January 2015, The Promenade D'Iberville, LLC, a subsidiary of the Company, received a final settlement of $4.9 million from one of EMJ Corporation's ("EMJ") insurance carriers related to the litigation described in "Part I, Item 3- Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2014. We provided disclosure of this litigation due to the related party relationship between us and EMJ. Litigation with the other remaining defendants in the matter is not expected to be material. There have been no other material developments during the three months ended March 31, 2015 in the matters described in "Part I, Item 3 - Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations that are discussed under the caption “Risk Factors” in Part I, Item1A of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to such risk factors since the filing of our Annual Report.

ITEM 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1–31, 2015	71	$19.60	—	$—
February 1–28, 2015	34,792	20.68	—	—
March 1–31, 2015	—	—	—	—
Total	34,863	$20.68	—	$—

(1)	Represents shares surrendered to the Company by employees to satisfy federal and state income tax requirements related to the vesting of shares of restricted stock.

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
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)

CBL & ASSOCIATES LIMITED PARTNERSHIP

By: CBL HOLDINGS I, INC., its general partner

/s/ Farzana K. Mitchell
_____________________________________
Farzana K. Mitchell
Executive Vice President -
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)

Date: May 11, 2015

INDEX TO EXHIBITS

Exhibit Number	Description
10.5.8	Form of Performance Stock Unit Award Agreement under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan † (a)
10.5.9	Form of Named Executive Officer Stock Restriction Agreement under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan † (a)
10.5.10	CBL & Associates Properties, Inc. Named Executive Officer Annual Incentive Compensation Plan (AIP) (Fiscal Year 2015) † (a)
10.13.4	Second Modification to Amended and Restated Loan Agreement by and among the Operating Partnership, the Company and First Tennessee Bank National Association, et. al. dated January 16, 2015
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of CBL & Associates Properties, Inc.
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of CBL & Associates Limited Partnership
12.3	Computation of Ratio of Earnings to Fixed Charges of CBL & Associates Properties, Inc.
12.4	Computation of Ratio of Earnings to Fixed Charges of CBL & Associates Limited Partnership
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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	A management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.

(a)	Incorporated by reference from the Company's Current Report on Form 8-K, dated March 24, 2015 and filed March 27, 2015. Commission File No. 1-12494 and 333-182515-01.