Form 10-Q
period 2015-09-30
CBL & ASSOCIATES PROPERTIES INC; CBL & ASSOCIATES LIMITED PARTNERSHIP
filed 2015-11-09
CIK 910612, 915140

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
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
As of October 30, 2015, there were 170,496,444 shares of CBL & Associates Properties, Inc.'s common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2015 of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the "Company" mean CBL & Associates Properties, Inc. and its subsidiaries. References to the "Operating Partnership" mean CBL & Associates Limited Partnership and its subsidiaries. The terms "we," "us" and "our" refer to the Company or the Company and the Operating Partnership collectively, as the context requires.

The Company is a real estate investment trust ("REIT") whose stock is traded on the New York Stock Exchange. The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At September 30, 2015, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 84.3% limited partner interest for a combined interest held by the Company of 85.3%.

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

CBL & Associates Properties, Inc.
CBL & Associates Limited Partnership

PART I – FINANCIAL INFORMATION

ITEM 1:   Financial Statements

CBL & Associates Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

ASSETS	September 30, 2015	December 31, 2014
Real estate assets:
Land	$905,628	$847,829
Buildings and improvements	7,410,063	7,221,387
	8,315,691	8,069,216
Accumulated depreciation	(2,395,124)	(2,240,007)
	5,920,567	5,829,209
Developments in progress	123,233	117,966
Net investment in real estate assets	6,043,800	5,947,175
Cash and cash equivalents	32,437	37,938
Receivables:
Tenant, net of allowance for doubtful accounts of $1,884 and $2,368 in 2015 and 2014, respectively	87,797	81,338
Other, net of allowance for doubtful accounts of $1,219 and $1,285 in 2015 and 2014, respectively	21,232	22,577
Mortgage and other notes receivable	18,347	19,811
Investments in unconsolidated affiliates	277,374	281,449
Intangible lease assets and other assets	214,748	226,011
	$6,695,735	$6,616,299

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness	$4,821,475	$4,700,460
Accounts payable and accrued liabilities	355,215	328,352
Total liabilities	5,176,690	5,028,812
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	28,315	37,559
Shareholders' equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized:
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding	18	18
6.625% Series E Cumulative Redeemable Preferred Stock, 690,000 shares outstanding	7	7
Common stock, $.01 par value, 350,000,000 shares authorized, 170,493,734 and 170,260,273 issued and outstanding in 2015 and 2014, respectively	1,705	1,703
Additional paid-in capital	1,968,947	1,958,198
Accumulated other comprehensive income	1,494	13,411
Dividends in excess of cumulative earnings	(610,368)	(566,785)
Total shareholders' equity	1,361,803	1,406,552
Noncontrolling interests	128,927	143,376
Total equity	1,490,730	1,549,928
	$6,695,735	$6,616,299

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Operations (In thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES:
Minimum rents	$170,422	$169,097	$505,931	$506,005
Percentage rents	3,869	3,060	10,418	8,490
Other rents	4,156	3,813	13,748	13,708
Tenant reimbursements	72,461	71,330	214,818	214,322
Management, development and leasing fees	2,754	3,228	8,195	9,176
Other	8,974	8,186	24,278	25,189
Total revenues	262,636	258,714	777,388	776,890

OPERATING EXPENSES:
Property operating	35,859	36,668	107,629	112,206
Depreciation and amortization	74,045	72,488	221,550	212,180
Real estate taxes	23,579	22,202	68,913	65,638
Maintenance and repairs	12,480	12,603	39,103	41,391
General and administrative	12,995	9,474	46,440	35,583
Loss on impairment	884	497	3,665	17,753
Other	8,787	7,396	21,191	21,331
Total operating expenses	168,629	161,328	508,491	506,082
Income from operations	94,007	97,386	268,897	270,808
Interest and other income	579	463	6,242	3,535
Interest expense	(56,451)	(60,214)	(174,362)	(179,997)
Gain on extinguishment of debt	—	18,282	256	60,942
Gain on investment	—	—	16,560	—
Equity in earnings of unconsolidated affiliates	3,508	3,936	12,212	11,038
Income tax provision	(448)	(3,083)	(2,004)	(4,266)
Income from continuing operations before gain on sales of real estate assets	41,195	56,770	127,801	162,060
Gain on sales of real estate assets	3,237	434	18,167	3,513
Income from continuing operations	44,432	57,204	145,968	165,573
Operating income (loss) of discontinued operations	—	78	—	(480)
Gain on discontinued operations	—	(2)	—	88
Net income	44,432	57,280	145,968	165,181
Net income attributable to noncontrolling interests in:
Operating Partnership	(4,665)	(6,576)	(15,783)	(18,847)
Other consolidated subsidiaries	(2,198)	(1,362)	(4,557)	(3,740)
Net income attributable to the Company	37,569	49,342	125,628	142,594
Preferred dividends	(11,223)	(11,223)	(33,669)	(33,669)
Net income attributable to common shareholders	$26,346	$38,119	$91,959	$108,925

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Operations (In thousands, except per share data) (Unaudited) (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.15	$0.22	$0.54	$0.64
Discontinued operations	0.00	0.00	0.00	0.00
Net income attributable to common shareholders	$0.15	$0.22	$0.54	$0.64
Weighted-average common shares outstanding	170,494	170,262	170,470	170,242

Diluted per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.15	$0.22	$0.54	$0.64
Discontinued operations	0.00	0.00	0.00	0.00
Net income attributable to common shareholders	$0.15	$0.22	$0.54	$0.64
Weighted-average common and potential dilutive common shares outstanding	170,494	170,262	170,500	170,242

Amounts attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$26,346	$38,054	$91,959	$109,259
Discontinued operations	—	65	—	(334)
Net income attributable to common shareholders	$26,346	$38,119	$91,959	$108,925

Dividends declared per common share	$0.265	$0.245	$0.795	$0.735

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$44,432	$57,280	$145,968	$165,181

Other comprehensive income (loss):
Unrealized holding gain on available-for-sale securities	—	4,044	242	6,240
Reclassification to net income of realized gain on available-for-sale securities	—	—	(16,560)	—
Unrealized gain on hedging instruments	975	1,148	3,074	3,021
Reclassification of hedging effect on earnings	(518)	(551)	(1,687)	(1,650)
Total other comprehensive income (loss)	457	4,641	(14,931)	7,611

Comprehensive income	44,889	61,921	131,037	172,792
Comprehensive income attributable to noncontrolling interests in:
Operating Partnership	(4,737)	(8,071)	(12,769)	(19,978)
Other consolidated subsidiaries	(2,198)	(1,362)	(4,557)	(3,740)
Comprehensive income attributable to the Company	$37,954	$52,488	$113,711	$149,074

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

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)
(Continued)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2015	$37,559	$25	$1,703	$1,958,198	$13,411	$(566,785)	$1,406,552	$143,376	$1,549,928
Net income	3,865	—	—	—	—	125,628	125,628	16,475	142,103
Other comprehensive loss	(366)	—	—	—	(11,917)	—	(11,917)	(2,648)	(14,565)
Dividends declared - common stock	—	—	—	—	—	(135,542)	(135,542)	—	(135,542)
Dividends declared - preferred stock	—	—	—	—	—	(33,669)	(33,669)	—	(33,669)
Issuances of 275,359 shares of common stock and restricted common stock	—	—	3	636	—		639	—	639
Cancellation of 41,898 shares of restricted common stock	—	—	(1)	(740)	—	—	(741)	—	(741)
Performance stock units	—	—	—	468	—	—	468	—	468
Amortization of deferred compensation	—	—	—	3,384	—	—	3,384	—	3,384
Redemptions of Operating Partnership common units	—	—	—	—	—	—	—	(286)	(286)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	607	607
Distributions to noncontrolling interests	(5,486)	—	—	—	—	—	—	(28,856)	(28,856)
Adjustment for noncontrolling interests	2,258	—	—	(1,338)	—	—	(1,338)	(918)	(2,256)
Adjustment to record redeemable noncontrolling interests at redemption value	(9,515)	—	—	8,339	—	—	8,339	1,177	9,516
Balance, September 30, 2015	$28,315	$25	$1,705	$1,968,947	$1,494	$(610,368)	$1,361,803	$128,927	$1,490,730

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$145,968	$165,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	221,550	212,180
Net amortization of deferred finance costs and debt premiums	3,745	4,557
Net amortization of intangible lease assets and liabilities	(613)	535
Gain on sales of real estate assets	(18,167)	(3,513)
Gain on investment	(16,560)	—
Gain on discontinued operations	—	(88)
Write-off of development projects	2,183	81
Share-based compensation expense	4,323	3,318
Loss on impairment	3,665	17,753
Loss on impairment from discontinued operations	—	681
Gain on extinguishment of debt	(256)	(60,942)
Equity in earnings of unconsolidated affiliates	(12,212)	(11,038)
Distributions of earnings from unconsolidated affiliates	15,697	14,563
Provision for doubtful accounts	1,663	2,684
Change in deferred tax accounts	(59)	1,241
Changes in:
Tenant and other receivables	(6,777)	(4,629)
Other assets	(5,592)	(5,637)
Accounts payable and accrued liabilities	21,324	(7,593)
Net cash provided by operating activities	359,882	329,334

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(160,760)	(195,418)
Acquisition of real estate assets	(191,988)	—
(Additions) reduction to restricted cash	2,132	(362)
Proceeds from sales of real estate assets	33,355	15,865
Payments received on mortgage and other notes receivable	1,464	20,911
Net proceeds from sales of available-for-sale securities	20,755	—
Additional investments in and advances to unconsolidated affiliates	(13,314)	(12,541)
Distributions in excess of equity in earnings of unconsolidated affiliates	16,979	34,695
Changes in other assets	(8,227)	(6,563)
Net cash used in investing activities	(299,604)	(143,413)

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$919,728	$429,596
Principal payments on mortgage and other indebtedness	(782,195)	(437,092)
Additions to deferred financing costs	(287)	(233)
Prepayment fees on extinguishment of debt	—	(1,249)
Proceeds from issuances of common stock	149	131
Purchase of noncontrolling interest in the Operating Partnership	(286)	(4,609)
Contributions from noncontrolling interests	607	11
Distributions to noncontrolling interests	(34,345)	(34,145)
Dividends paid to holders of preferred stock	(33,669)	(33,669)
Dividends paid to common shareholders	(135,481)	(125,091)
Net cash used in financing activities	(65,779)	(206,350)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,501)	(20,429)
CASH AND CASH EQUIVALENTS, beginning of period	37,938	65,500
CASH AND CASH EQUIVALENTS, end of period	$32,437	$45,071

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$162,390	$171,661

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Balance Sheets
(In thousands, except unit data)
(Unaudited)

ASSETS	September 30, 2015	December 31, 2014
Real estate assets:
Land	$905,628	$847,829
Buildings and improvements	7,410,062	7,221,387
	8,315,690	8,069,216
Accumulated depreciation	(2,395,124)	(2,240,007)
	5,920,566	5,829,209
Developments in progress	123,233	117,966
Net investment in real estate assets	6,043,799	5,947,175
Cash and cash equivalents	32,420	37,926
Receivables:
Tenant, net of allowance for doubtful accounts of $1,884 and $2,368 in 2015 and 2014, respectively	87,797	81,338
Other, net of allowance for doubtful accounts of $1,219 and $1,285 in 2015 and 2014, respectively	21,232	22,577
Mortgage and other notes receivable	18,347	19,811
Investments in unconsolidated affiliates	277,936	282,009
Intangible lease assets and other assets	214,628	225,891
	$6,696,159	$6,616,727

LIABILITIES, REDEEMABLE INTERESTS AND CAPITAL
Mortgage and other indebtedness	$4,821,475	$4,700,460
Accounts payable and accrued liabilities	355,215	328,267
Total liabilities	5,176,690	5,028,727
Commitments and contingencies (Note 12)
Redeemable interests:
Redeemable noncontrolling interests	6,324	6,455
Redeemable common units	21,991	31,104
Total redeemable interests	28,315	37,559
Partners' capital:
Preferred units	565,212	565,212
Common units:
General partner	9,347	9,789
Limited partners	911,282	953,349
Accumulated other comprehensive income (loss)	(1,382)	13,183
Total partners' capital	1,484,459	1,541,533
Noncontrolling interests	6,695	8,908
Total capital	1,491,154	1,550,441
	$6,696,159	$6,616,727

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership Condensed Consolidated Statements of Operations (In thousands, except per unit data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES:
Minimum rents	$170,422	$169,097	$505,931	$506,005
Percentage rents	3,869	3,060	10,418	8,490
Other rents	4,156	3,813	13,748	13,708
Tenant reimbursements	72,461	71,330	214,818	214,322
Management, development and leasing fees	2,754	3,228	8,195	9,176
Other	8,974	8,186	24,278	25,189
Total revenues	262,636	258,714	777,388	776,890

OPERATING EXPENSES:
Property operating	35,859	36,668	107,629	112,206
Depreciation and amortization	74,045	72,488	221,550	212,180
Real estate taxes	23,579	22,202	68,913	65,638
Maintenance and repairs	12,480	12,603	39,103	41,391
General and administrative	12,995	9,474	46,440	35,583
Loss on impairment	884	497	3,665	17,753
Other	8,787	7,396	21,191	21,331
Total operating expenses	168,629	161,328	508,491	506,082
Income from operations	94,007	97,386	268,897	270,808
Interest and other income	579	463	6,242	3,535
Interest expense	(56,451)	(60,214)	(174,362)	(179,997)
Gain on extinguishment of debt	—	18,282	256	60,942
Gain on investment	—	—	16,560	—
Equity in earnings of unconsolidated affiliates	3,508	3,936	12,212	11,038
Income tax provision	(448)	(3,083)	(2,004)	(4,266)
Income from continuing operations before gain on sales of real estate assets	41,195	56,770	127,801	162,060
Gain on sales of real estate assets	3,237	434	18,167	3,513
Income from continuing operations	44,432	57,204	145,968	165,573
Operating income (loss) of discontinued operations	—	78	—	(480)
Gain on discontinued operations	—	(2)	—	88
Net income	44,432	57,280	145,968	165,181
Net income attributable to noncontrolling interests	(2,198)	(1,362)	(4,557)	(3,740)
Net income attributable to the Operating Partnership	42,234	55,918	141,411	161,441
Distributions to preferred unitholders	(11,223)	(11,223)	(33,669)	(33,669)
Net income attributable to common unitholders	$31,011	$44,695	$107,742	$127,772

CBL & Associates Limited Partnership Condensed Consolidated Statements of Operations (In thousands, except per unit data) (Unaudited) (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic per unit data attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$0.16	$0.22	$0.54	$0.64
Discontinued operations	0.00	0.00	0.00	0.00
Net income attributable to common unitholders	$0.16	$0.22	$0.54	$0.64
Weighted-average common units outstanding	199,751	199,631	199,728	199,699

Diluted per unit data attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$0.16	$0.22	$0.54	$0.64
Discontinued operations	0.00	0.00	0.00	0.00
Net income attributable to common unitholders	$0.16	$0.22	$0.54	$0.64
Weighted-average common and potential dilutive common units outstanding	199,751	199,631	199,758	199,699

Amounts attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$31,011	$44,630	$107,742	$128,106
Discontinued operations	—	65	—	(334)
Net income attributable to common unitholders	$31,011	$44,695	$107,742	$127,772

Distributions declared per common unit	$0.273	$0.253	$0.819	$0.759

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$44,432	$57,280	$145,968	$165,181

Other comprehensive income (loss):
Unrealized holding gain on available-for-sale securities	—	4,044	242	6,240
Reclassification to net income of realized gain on available-for-sale securities	—	—	(16,560)	—
Unrealized gain on hedging instruments	975	1,148	3,074	3,021
Reclassification of hedging effect on earnings	(518)	(551)	(1,687)	(1,650)
Total other comprehensive income (loss)	457	4,641	(14,931)	7,611

Comprehensive income	44,889	61,921	131,037	172,792
Comprehensive income attributable to noncontrolling interests	(2,198)	(1,362)	(4,557)	(3,740)
Comprehensive income of the Operating Partnership	$42,691	$60,559	$126,480	$169,052

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Capital
(In thousands)
 (Unaudited)

	Redeemable Interests			Number of			Common Units
	Redeemable Noncontrolling Interests	Redeemable Common Units	Total Redeemable Interests	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Income	Total Partners' Capital	Noncontrolling Interests	Total Capital
Balance, January 1, 2014	$5,883	$28,756	$34,639	25,050	199,593	$565,212	$9,866	$961,175	$4,923	$1,541,176	$19,179	$1,560,355
Net income	2,324	999	3,323	—	—	33,669	1,301	125,472	—	160,442	1,416	161,858
Other comprehensive income	—	60	60	—	—	—	—	—	7,551	7,551	—	7,551
Distributions declared - common units	—	(3,411)	(3,411)	—	—	—	(1,479)	(146,707)	—	(148,186)	—	(148,186)
Distributions declared - preferred units	—	—	—	—	—	(33,669)	—	—	—	(33,669)	—	(33,669)
Issuances of common units	—	—	—	—	244	—	—	639	—	639	—	639
Redemption of common units	—	—	—	—	(171)	—	—	(4,609)	—	(4,609)	—	(4,609)
Cancellation of restricted common stock	—	—	—	—	(31)	—	—	(369)	—	(369)	—	(369)
Amortization of deferred compensation	—	—	—	—	—	—	29	2,808	—	2,837	—	2,837
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	938	938
Distributions to noncontrolling interests	(3,672)	—	(3,672)	—	—	—	—	—	—	—	(3,955)	(3,955)
Allocation of partners' capital	—	2,193	2,193	—	—	—	(107)	(2,108)	—	(2,215)	—	(2,215)
Adjustment to record redeemable interests at redemption value	1,585	126	1,711	—	—	—	(18)	(1,693)	—	(1,711)	—	(1,711)
Balance, September 30, 2014	$6,120	$28,723	$34,843	25,050	199,635	$565,212	$9,592	$934,608	$12,474	$1,521,886	$17,578	$1,539,464

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Capital
(In thousands)
(Unaudited)
(Continued)

	Redeemable Interests			Number of			Common Units
	Redeemable Noncontrolling Interests	Redeemable Common Units	Total Redeemable Interests	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital	Noncontrolling Interests	Total Capital
Balance, January 1, 2015	$6,455	$31,104	$37,559	25,050	199,532	$565,212	$9,789	$953,349	$13,183	$1,541,533	$8,908	$1,550,441
Net income	3,023	842	3,865	—	—	33,669	1,097	105,803	—	140,569	1,534	142,103
Other comprehensive loss	—	(366)	(366)	—	—	—	—	—	(14,565)	(14,565)	—	(14,565)
Distributions declared - common units	—	(3,429)	(3,429)	—	—	—	(1,600)	(158,444)	—	(160,044)	—	(160,044)
Distributions declared - preferred units	—	—	—	—	—	(33,669)	—	—	—	(33,669)	—	(33,669)
Issuances of common units	—	—	—	—	273	—	—	639	—	639	—	639
Redemptions of common units	—	—	—	—	(55)	—	—	(286)	—	(286)	—	(286)
Cancellation of restricted common stock	—	—	—	—	—	—	—	(741)	—	(741)	—	(741)
Performance stock units	—	—	—	—	—	—	5	463	—	468	—	468
Amortization of deferred compensation	—	—	—	—	—	—	35	3,349	—	3,384	—	3,384
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	607	607
Distributions to noncontrolling interests	(2,057)	—	(2,057)	—	—	—	—	—	—	—	(4,354)	(4,354)
Allocation of partners' capital	—	2,258	2,258	—	—	—	(76)	(2,269)	—	(2,345)	—	(2,345)
Adjustment to record redeemable interests at redemption value	(1,097)	(8,418)	(9,515)	—	—	—	97	9,419	—	9,516	—	9,516
Balance, September 30, 2015	$6,324	$21,991	$28,315	25,050	199,750	$565,212	$9,347	$911,282	$(1,382)	$1,484,459	$6,695	$1,491,154

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$145,968	$165,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	221,550	212,180
Net amortization of deferred finance costs and debt premiums	3,745	4,557
Net amortization of intangible lease assets and liabilities	(613)	535
Gain on sales of real estate assets	(18,167)	(3,513)
Gain on investment	(16,560)	—
Gain on discontinued operations	—	(88)
Write-off of development projects	2,183	81
Share-based compensation expense	4,323	3,318
Loss on impairment	3,665	17,753
Loss on impairment from discontinued operations	—	681
Gain on extinguishment of debt	(256)	(60,942)
Equity in earnings of unconsolidated affiliates	(12,212)	(11,038)
Distributions of earnings from unconsolidated affiliates	15,697	14,559
Provision for doubtful accounts	1,663	2,684
Change in deferred tax accounts	(59)	1,241
Changes in:
Tenant and other receivables	(6,777)	(4,629)
Other assets	(5,592)	(5,637)
Accounts payable and accrued liabilities	21,319	(7,631)
Net cash provided by operating activities	359,877	329,292

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(160,760)	(195,418)
Acquisition of real estate assets	(191,988)	—
(Additions) reductions to restricted cash	2,132	(362)
Proceeds from sales of real estate assets	33,355	15,865
Payments received on mortgage and other notes receivable	1,464	20,911
Net proceeds from sales of available-for-sale securities	20,755	—
Additional investments in and advances to unconsolidated affiliates	(13,314)	(12,541)
Distributions in excess of equity in earnings of unconsolidated affiliates	16,979	34,695
Changes in other assets	(8,227)	(6,563)
Net cash used in investing activities	(299,604)	(143,413)

CBL & Associates Limited Partnership Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$919,728	$429,596
Principal payments on mortgage and other indebtedness	(782,195)	(437,092)
Additions to deferred financing costs	(287)	(233)
Prepayment fees on extinguishment of debt	—	(1,249)
Proceeds from issuances of common units	149	131
Redemption of common units	(286)	(4,609)
Contributions from noncontrolling interests	607	11
Distributions to noncontrolling interests	(11,901)	(34,145)
Distributions to preferred unitholders	(33,669)	(33,669)
Distributions to common unitholders	(157,925)	(125,091)
Net cash provided by (used in) financing activities	(65,779)	(206,350)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,506)	(20,471)
CASH AND CASH EQUIVALENTS, beginning of period	37,926	65,486
CASH AND CASH EQUIVALENTS, end of period	$32,420	$45,015

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$162,390	$171,661

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
CBL & Associates Limited Partnership
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share and per unit data)

Note 1 – Organization and Basis of Presentation
CBL & Associates Properties, Inc. (“CBL”), a Delaware corporation, is a self-managed, self-administered, fully-integrated real estate investment trust (“REIT”) that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air and mixed-use centers, outlet centers, associated centers, community centers and office properties.  Its properties are located in 27 states, but are primarily in the southeastern and midwestern United States.
CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the “Operating Partnership”). The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a variable interest entity ("VIE").  As of September 30, 2015, the Operating Partnership owned interests in the following properties:

	Malls (1)	Associated Centers	Community Centers	Office Buildings (2)	Total
Consolidated properties	72	23	7	8	110
Unconsolidated properties (3)	10	4	4	5	23
Total	82	27	11	13	133

(1)	Category consists of regional malls, open-air centers and outlet centers (including one mixed-use center).

(2)	Includes CBL's corporate office building.

(3)	The Operating Partnership accounts for these investments using the equity method because one or more of the other partners have substantive participating rights.

At September 30, 2015, the Operating Partnership had interests in the following properties under development:

	Consolidated Properties	Unconsolidated Properties
	Malls	Malls	Community Centers
Development	—	—	1
Expansions	4	1	1
Redevelopments	4	2	—
The Operating Partnership also holds options to acquire certain development properties owned by third parties.
CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At September 30, 2015, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 84.3% limited partner interest for a combined interest held by CBL of 85.3%.
As used herein, the term "Company" includes CBL & Associates Properties, Inc. and its subsidiaries, including CBL & Associates Limited Partnership and its subsidiaries, unless the context indicates otherwise. The term "Operating Partnership" refers to CBL & Associates Limited Partnership and its subsidiaries.
The noncontrolling interest in the Operating Partnership is held by CBL & Associates, Inc., its shareholders and affiliates and certain senior officers of the Company (collectively "CBL's Predecessor"), all of which contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993, and by various third parties. At September 30, 2015, CBL’s Predecessor owned a 9.1% limited partner interest and third parties owned a 5.6% limited partner interest in the Operating Partnership.  CBL's Predecessor also owned 3.5 million shares of CBL’s common stock at September 30, 2015, for a total combined effective interest of 10.9% in the Operating Partnership.
The Operating Partnership conducts the Company’s property management and development activities through its wholly-owned subsidiary, CBL & Associates Management, Inc. (the “Management Company”), to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. All intercompany transactions have been eliminated. The results for the interim period ended September 30, 2015 are not necessarily indicative of the results to be obtained for the full fiscal year.
These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2014.
Note 2 – Recent Accounting Pronouncements
Accounting Guidance Not Yet Effective
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability to which they relate, consistent with the presentation of debt discounts. Currently, debt issuance costs are presented as an asset on the balance sheet under GAAP. The guidance only changes presentation and does not change the recognition and measurement of debt issuance costs. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-15"). ASU 2015-15 addresses the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line of credit arrangements. Under ASU 2015-15, debt issuance costs related to line of credit arrangements can continue to be presented as an asset on the balance sheet and be subsequently amortized over the term of the arrangement. For public companies, ASU 2015-03 is effective on a retrospective basis for annual periods beginning after December 15, 2015 and interim periods within those years. Early adoption is permitted. The Company does not expect adoption of these updates to have an impact on its consolidated financial statements other than the prescribed presentation.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"). The guidance modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the evaluation of fee arrangements and related party relationships in the primary beneficiary determination. For public companies, ASU 2015-02 is effective for annual periods beginning after December 15, 2015 and interim periods within those years using either a retrospective or a modified retrospective approach. Early adoption is permitted. The Company is evaluating the impact that this update may have on its consolidated financial statements.
In May 2014, the FASB and the International Accounting Standards Board jointly issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The objective of this converged standard is to enable financial statement users to better understand and analyze revenue by replacing current transaction and industry-specific guidance with a more principles-based approach to revenue recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that the entity expects to be entitled to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other guidance such as lease and insurance contracts. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which allows an additional one year deferral of ASU 2014-09. As a result, ASU 2014-09 is effective for annual periods beginning after December 15, 2017 and interim periods within those years using one of two retrospective application methods. Early adoption would be permitted only for annual reporting periods beginning after December 15, 2016 and interim periods within those years. The Company is evaluating the impact that this update may have on its consolidated financial statements.
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
Fair Value Measurements on a Recurring Basis
The following tables set forth information regarding the Company’s financial instruments that are measured at fair value on a recurring basis in the accompanying condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014:

		Fair Value Measurements at Reporting Date Using
	Fair Value at September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$962	$—	$962	$—

		Fair Value Measurements at Reporting Date Using
	Fair Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$20,512	$20,512	$—	$—

Liabilities:
Interest rate swaps	$2,226	$—	$2,226	$—
The Company recognizes transfers in and out of every level at the end of each reporting period. There were no transfers between Levels 1, 2, or 3 for any periods presented.
Intangible lease assets and other assets in the condensed consolidated balance sheets include marketable securities consisting of corporate equity securities that are classified as available-for-sale.  Net unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of accumulated other comprehensive income ("AOCI ") in redeemable noncontrolling interests, shareholders’ equity and partners' capital, and noncontrolling interests.  If a decline in the value of an investment is deemed to be other than temporary, the investment is written down to fair value and an impairment loss is recognized in the current period to the extent of the decline in value. During the three and nine month periods ended September 30, 2015 and 2014, the Company did not record any write-downs related to other-than-temporary impairments.
The Company sold all of its marketable securities during the nine month period ended September 30, 2015 and recognized a realized gain of $16,560, for the difference between the net proceeds of $20,755 less the adjusted cost of $4,195. The Company did not recognize any realized gains or losses related to sales of marketable securities during the nine month period ended September 30, 2014. The fair value of the Company’s available-for-sale securities was based on quoted market prices and was classified under Level 1.

The following is a summary of the available-for-sale securities held by the Company as of December 31, 2014:

		Gross Unrealized
	Adjusted Cost	Gains	Losses	Fair Value
December 31, 2014:
Common stocks	$4,195	$16,321	$—	$20,516
The Company uses interest rate swaps to mitigate the effect of interest rate movements on its variable-rate debt.  The Company had four interest rate swaps as of September 30, 2015 and December 31, 2014, respectively, that qualified as hedging instruments and were designated as cash flow hedges.  The interest rate swaps are reflected in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.  The swaps have met the effectiveness test criteria since inception and changes in their fair values are, thus, reported in other comprehensive income (loss) ("OCI/L") and are reclassified into earnings in the same period or periods during which the hedged items affect earnings.  The fair values of the Company’s interest rate hedges, classified under Level 2, are determined based on prevailing market data for contracts with matching durations, current and anticipated LIBOR information, consideration of the Company’s credit standing, credit risk of the counterparties and reasonable estimates about relevant future market conditions.  See Note 6 for further information regarding the Company’s interest rate hedging instruments.
The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments.  Based on the interest rates for similar financial instruments, the carrying value of mortgage and other notes receivable is a reasonable estimate of fair value based on Level 2 inputs.  The estimated fair value of mortgage and other indebtedness was $5,091,015 and $4,947,026 at September 30, 2015 and December 31, 2014, respectively.  The fair value was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently. The carrying amount of mortgage and other indebtedness was $4,821,475 and $4,700,460 at September 30, 2015 and December 31, 2014, respectively.
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

Long-lived Assets Measured at Fair Value in 2015
During the nine months ended September 30, 2015, the Company recognized a non-cash impairment of real estate of $2,620 in the second quarter of 2015 when it adjusted the book value of Madison Square, located in Huntsville, AL, to its estimated fair value of $5,000 based on its sale in April 2015. See Note 4 for further information on this sale.
Other Impairment Loss in 2015
During the nine months ended September 30, 2015, the Company recorded an impairment of real estate of $161 related to the sale of a building at a formerly owned mall for total net proceeds after sales costs of $750, which was less than its total carrying amount of $911. We also recognized $884 of impairment related to the sale of two outparcels in the three and nine months ended September 30, 2015.

Note 4 – Acquisitions and Dispositions
2015 Acquisition
On June 18, 2015, the Company acquired a 100% interest in Mayfaire Town Center and Community Center, in Wilmington, NC, for a total cash purchase price of $191,988 utilizing availability on its unsecured lines of credit. The results of Mayfaire Town Center and Community Center are included in the condensed consolidated financial statements beginning on the date of acquisition. This includes $4,314 and $4,731 of revenue for the three and nine months ended September 30, 2015, respectively, and $526 and $713 in income for the three and nine months ended September 30, 2015, respectively. The pro forma effect of this acquisition was not material. The following table summarizes the final allocation of the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

	Preliminary Purchase Price Allocation	Adjustments (1)	Final Purchase Price Allocation
Land	$40,218	$(620)	$39,598
Buildings and improvements	138,450	1,368	139,818
Tenant improvements	3,382	(51)	3,331
Above-market leases	279	114	393
In-place leases	23,138	(465)	22,673
Total assets	205,467	346	205,813
Below-market leases	(13,479)	(346)	(13,825)
Net assets acquired	$191,988	$—	$191,988

(1)	Represents adjustments based on final valuation report.

2015 Dispositions
The results of operations of the shopping center properties described below, as well as the related impairment loss, are included in income from continuing operations for all periods presented, as applicable. Net proceeds from the 2015 dispositions were used to reduce the outstanding balances on the Company's credit facilities. The following is a summary of the Company's 2015 dispositions by sale:

Sales Date	Property	Property Type	Location	Gross Sales Price	Net Proceeds	Gain
2015 Activity:
July	Madison Plaza	Associated Center	Huntsville, AL	$5,700	$5,472	$2,769
June	EastGate Crossing (1)	Associated Center	Cincinnati, OH	21,060	6,118	13,491
April	Madison Square (2)	Mall	Huntsville, AL	5,000	4,955	—
				$31,760	$16,545	$16,260

(1)
The Company is eligible to receive an additional $1,740 of proceeds if it leases two tenant spaces of approximately 5,800 square feet by September 2016. See Note 16 for consideration earned subsequent to September 30, 2015. Additionally, the buyer assumed the mortgage loan on the property, which had a balance of $14,570 at the time of the sale.

(2)	The Company recognized a loss on impairment of real estate of $2,620 in the second quarter of 2015 when it adjusted the book value of Madison Square to its net sales price.

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

(1)
The Company conveyed the mall to the lender by a deed-in-lieu of foreclosure. A non-cash impairment loss of $50,683 was recorded in 2011 to write down the book value of the mall to its then estimated fair value. The Company also recorded $3,181 of non-cash default interest expense in 2014.

(2)
The Company conveyed the mall to the lender by a deed-in-lieu of foreclosure. A non-cash impairment loss of $12,050 was recorded in 2014 to write down the book value of the mall to its then estimated fair value. The Company also recorded $1,514 of non-cash default interest expense in 2014.

(3)
The mortgage lender completed the foreclosure process and received the title to the mall in satisfaction of the non-recourse debt. A non-cash impairment loss of $20,453 was recorded in 2013 to write down the book value of the mall to its then estimated fair value.

Note 5 – Unconsolidated Affiliates, Redeemable Interests, Noncontrolling Interests and Cost Method Investments

Unconsolidated Affiliates

At September 30, 2015, the Company had investments in the following 19 entities, which are accounted for using the equity method of accounting:

Joint Venture	Property Name	Company's Interest
Ambassador Infrastructure, LLC	Ambassador Town Center - Infrastructure Improvements	65.0%
Ambassador Town Center JV, LLC	Ambassador Town Center	65.0%
CBL/T-C, LLC	CoolSprings Galleria, Oak Park Mall and West County Center	50.0%
CBL-TRS Joint Venture, LLC	Friendly Center, The Shops at Friendly Center and a portfolio of four office buildings	50.0%
CBL-TRS Joint Venture II, LLC	Renaissance Center	50.0%
El Paso Outlet Outparcels, LLC	The Outlet Shoppes at El Paso (vacant land)	50.0%
Fremaux Town Center JV, LLC	Fremaux Town Center Phases I and II	65.0%
Governor’s Square IB	Governor’s Plaza	50.0%
Governor’s Square Company	Governor’s Square	47.5%
High Pointe Commons, LP	High Pointe Commons	50.0%
High Pointe Commons II-HAP, LP	High Pointe Commons - Christmas Tree Shop	50.0%
JG Gulf Coast Town Center LLC	Gulf Coast Town Center Phases I, II and III	50.0%
Kentucky Oaks Mall Company	Kentucky Oaks Mall	50.0%
Mall of South Carolina L.P.	Coastal Grand	50.0%
Mall of South Carolina Outparcel L.P.	Coastal Grand (Coastal Grand Crossing and vacant land)	50.0%
Port Orange I, LLC	The Pavilion at Port Orange Phase I and one office building	50.0%
Triangle Town Member LLC	Triangle Town Center, Triangle Town Commons and Triangle Town Place	50.0%
West Melbourne I, LLC	Hammock Landing Phases I and II	50.0%
York Town Center, LP	York Town Center	50.0%

Although the Company had majority ownership of certain joint ventures during 2015 and 2014, it evaluated the investments and concluded that the other partners or owners in these joint ventures had substantive participating rights, such as approvals of:

•	the pro forma for the development and construction of the project and any material deviations or modifications thereto;

•	the site plan and any material deviations or modifications thereto;

•	the conceptual design of the project and the initial plans and specifications for the project and any material deviations or modifications thereto;

•	any acquisition/construction loans or any permanent financings/refinancings;

•	the annual operating budgets and any material deviations or modifications thereto;

•	the initial leasing plan and leasing parameters and any material deviations or modifications thereto; and

•	any material acquisitions or dispositions with respect to the project.
As a result of the joint control over these joint ventures, the Company accounts for these investments using the equity method of accounting.

Condensed combined financial statement information of these unconsolidated affiliates is as follows:

	As of
ASSETS	September 30, 2015	December 31, 2014
Investment in real estate assets	$2,300,650	$2,266,252
Accumulated depreciation	(660,584)	(619,558)
	1,640,066	1,646,694
Developments in progress	86,038	75,877
Net investment in real estate assets	1,726,104	1,722,571
Other assets	170,984	170,554
Total assets	$1,897,088	$1,893,125

LIABILITIES
Mortgage and other indebtedness	$1,533,361	$1,512,826
Other liabilities	49,225	42,517
Total liabilities	1,582,586	1,555,343

OWNERS' EQUITY
The Company	182,249	198,261
Other investors	132,253	139,521
Total owners' equity	314,502	337,782
Total liabilities and owners' equity	$1,897,088	$1,893,125

	Total for the Three Months Ended September 30,		Company's Share for the Three Months Ended September 30,
	2015	2014	2015	2014
Total revenues	$62,098	$61,781	$32,660	$32,371
Depreciation and amortization	(20,313)	(19,776)	(10,734)	(10,537)
Interest income	331	336	255	257
Interest expense	(18,616)	(18,861)	(9,601)	(9,719)
Operating expenses	(18,918)	(17,788)	(9,638)	(9,134)
Gain on sales of real estate assets	710	1,119	566	698
Net income	$5,292	$6,811	$3,508	$3,936

	Total for the Nine Months Ended September 30,		Company's Share for the Nine Months Ended September 30,
	2015	2014	2015	2014
Total revenues	$187,681	$185,002	$98,453	$96,389
Depreciation and amortization	(59,435)	(57,793)	(31,354)	(30,654)
Interest income	998	1,015	767	775
Interest expense	(55,999)	(56,165)	(28,873)	(28,872)
Operating expenses	(55,692)	(53,457)	(28,511)	(27,298)
Gain on sales of real estate assets	2,144	1,119	1,730	698
Net income	$19,697	$19,721	$12,212	$11,038
All of the debt on the properties owned by the unconsolidated affiliates is non-recourse, except for Ambassador, Ambassador Infrastructure, Fremaux Phases I and II, West Melbourne and Port Orange. See Note 12 for a description of guarantees the Company has issued related to certain unconsolidated affiliates.
Financings
In July 2015, the joint venture loan, secured by Gulf Coast Town Center Phase III, was amended and extended to July 2017. The loan bears interest at a variable rate of LIBOR plus 200 basis points. As part of the refinancing agreement, the loan is no longer guaranteed by the Operating Partnership.

Subsequent to September 30, 2015, CBL/T-C, LLC closed on an operating property loan. The proceeds from the new loan were primarily used to retire an existing loan. See Note 16 for more information.
Other
In September 2015, the lender of the non-recourse mortgage loan secured by Phases I and II of Gulf Coast Town Center in Ft. Myers, FL sent a formal notice of default and initiated foreclosure proceedings. Gulf Coast Town Center generates insufficient cash flow to cover the debt service on the mortgage, which had a balance of $190,800 (of which the Company's 50.0% share was $95,400) at September 30, 2015 and a contractual maturity date of July 2017. In the third quarter of 2015, the lender on the loan began receiving the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments.
Redeemable Interests
Redeemable common units of $21,991 and $31,104 at September 30, 2015 and December 31, 2014, respectively, include a partnership interest in the Operating Partnership for which the partnership agreement includes redemption provisions that may require the Operating Partnership to redeem the partnership interest for real property.
Redeemable noncontrolling interests of $6,324 and $6,455 at September 30, 2015 and December 31, 2014, respectively, include the aggregate noncontrolling ownership interest in consolidated subsidiaries that is held by third parties and for which the related partnership agreements contain redemption provisions at the holder's election that allow for redemption through cash and/or properties.

Noncontrolling Interests of the Operating Partnership
Noncontrolling interests include the aggregate noncontrolling ownership interest in the Operating Partnership's consolidated subsidiaries that is held by third parties and for which the related partnership agreements either do not include redemption provisions or are subject to redemption provisions that do not require classification outside of permanent equity. Total noncontrolling interest was $6,695 and $8,908, as of September 30, 2015 and December 31, 2014, respectively.
Noncontrolling Interests of the Company
The noncontrolling interests of the Company include the third party interests discussed above as well as the aggregate noncontrolling partnership interest in the Operating Partnership that is not owned by the Company and for which each of the noncontrolling limited partners has the right to exchange all or a portion of its partnership interests for shares of the Company’s common stock or, at the Company’s election, their cash equivalent. As of September 30, 2015, the Company's total noncontrolling interests of $128,927 consisted of noncontrolling interests in the Operating Partnership and in other consolidated subsidiaries of $122,232 and $6,695, respectively. The Company's total noncontrolling interests at December 31, 2014 of $143,376 consisted of noncontrolling interests in the Operating Partnership and in other consolidated subsidiaries of $134,468 and $8,908, respectively.
Cost Method Investment
The Company owns a 6.2% noncontrolling interest in subsidiaries of Jinsheng, an established mall operating and real estate development company located in Nanjing, China. The Company accounts for its noncontrolling interest in Jinsheng using the cost method because the Company does not exercise significant influence over Jinsheng and there is no readily determinable market value of Jinsheng’s shares since they are not publicly traded.  The carrying amount of this investment was $5,325 at September 30, 2015 and December 31, 2014. The noncontrolling interest is reflected as investment in unconsolidated affiliates in the accompanying condensed consolidated balance sheets.
Variable Interest Entities
Triangle Town Member LLC
The Company holds a 50% ownership interest in this joint venture. The Company determined that its investment in this joint venture represents an interest in a VIE. The entity is under joint control, and therefore the Company accounts for it as an unconsolidated affiliate using the equity method of accounting as of September 30, 2015 and December 31, 2014, respectively.
JG Gulf Coast Town Center LLC
The Company holds a 50% ownership interest in this joint venture. The Company determined that its investment in this joint venture represents an interest in a VIE. The entity is under joint control, and therefore the Company accounts for it as an unconsolidated affiliate using the equity method of accounting as of September 30, 2015 and December 31, 2014, respectively.

Gettysburg Outlet Center Holding LLC
The Company holds a 50% ownership interest in this joint venture. The Company determined that its investment in this joint venture represents an interest in a VIE and that the Company is the primary beneficiary since it has the power to direct activities of the joint venture that most significantly impact the joint venture's economic performance as well as the obligation to absorb losses or right to receive benefits from the VIE that could be significant. As a result, the joint venture is presented in the accompanying condensed consolidated financial statements as of September 30, 2015 and December 31, 2014 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest.
El Paso Outlet Center Holding, LLC
The Company holds a 75% ownership interest in the joint venture. The Company determined that its investment in this joint venture represents an interest in a VIE and that the Company is the primary beneficiary since it has the power to direct the activities of the joint venture that most significantly impact the joint venture's economic performance as well as the obligation to absorb losses or right to receive benefits from the VIE that could be significant. As a result, the joint venture is presented in the accompanying condensed consolidated financial statements as of September 30, 2015 and December 31, 2014 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest.
Note 6 – Mortgage and Other Indebtedness
Debt of the Company
CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, in which the Operating Partnership has a direct or indirect ownership interest, is the borrower on all of the Company's debt.
CBL is a limited guarantor of the 5.25% and 4.60% senior unsecured notes, issued by the Operating Partnership in November 2013 and October 2014, respectively, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. The Company also provides a similar limited guarantee of the Operating Partnership's obligations with respect to its unsecured credit facilities and two unsecured term loans as of September 30, 2015.
Debt of the Operating Partnership
Mortgage and other indebtedness consisted of the following:

	September 30, 2015		December 31, 2014
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$2,753,144	5.68%	$3,252,730	5.62%
Senior unsecured notes due 2023 (3)	446,054	5.25%	445,770	5.25%
Senior unsecured notes due 2024 (4)	299,931	4.60%	299,925	4.60%
Other	3,208	3.50%	5,639	3.50%
Total fixed-rate debt	3,502,337	5.53%	4,004,064	5.50%
Variable-rate debt:
Non-recourse term loans on operating properties	16,910	2.32%	17,121	2.29%
Recourse term loans on operating properties	11,588	2.92%	7,638	2.91%
Construction loans	8,542	2.70%	454	2.66%
Unsecured lines of credit	832,098	1.60%	221,183	1.56%
Unsecured term loans	450,000	1.70%	450,000	1.71%
Total variable-rate debt	1,319,138	1.66%	696,396	1.69%
Total	$4,821,475	4.47%	$4,700,460	4.93%

(1)	Weighted-average interest rate includes the effect of debt premiums and discounts, but excludes amortization of deferred financing costs.

(2)
The Operating Partnership had four interest rate swaps on notional amounts totaling $102,283 as of September 30, 2015 and $105,584 as of December 31, 2014 related to four variable-rate loans on operating properties to effectively fix the interest rate on the respective loans.  Therefore, these amounts were reflected in fixed-rate debt at September 30, 2015 and December 31, 2014.

(3)	The balance is net of an unamortized discount of $3,946 and $4,230 as of September 30, 2015 and December 31, 2014, respectively.

(4)	The balance is net of an unamortized discount of $69 and $75 as of September 30, 2015 and December 31, 2014, respectively.

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
Each facility bears interest at LIBOR plus a spread of 100 to 175 basis points based on the Company's credit ratings. As of September 30, 2015, the Company's interest rate based on its credit ratings of Baa3 from Moody's Investors Service ("Moody's") and BBB- from Fitch Ratings ("Fitch") is LIBOR plus 140 basis points. Additionally, the Company pays an annual facility fee that ranges from 0.15% to 0.35% of the total capacity of each facility. As of September 30, 2015, the annual facility fee was 0.30%. The three unsecured lines of credit had a weighted-average interest rate of 1.60% at September 30, 2015.
The following summarizes certain information about the Company's unsecured lines of credit as of September 30, 2015:

	Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date (1)
Wells Fargo - Facility A	$600,000	$221,230	(2)	November 2015	November 2016
First Tennessee	100,000	26,200	(3)	February 2016	N/A
Wells Fargo - Facility B	600,000	584,668	(4)	November 2016	November 2017
	$1,300,000	$832,098

(1)
The extension options are at the Company's election, subject to continued compliance with the terms of the facilities, and have a one-time extension fee of 0.20% of the commitment amount of each credit facility.

(2)	There was an additional $800 outstanding on this facility as of September 30, 2015 for letters of credit. Up to $50,000 of the capacity on this facility can be used for letters of credit.

(3)	There was an additional $113 outstanding on this facility as of September 30, 2015 for letters of credit. Up to $20,000 of the capacity on this facility can be used for letters of credit.

(4)	There was an additional $6,110 outstanding on this facility as of September 30, 2015 for letters of credit. Up to $50,000 of the capacity on this facility can be used for letters of credit.

See Note 16 for subsequent events since September 30, 2015 related to the Company's unsecured credit facilities.

Unsecured Term Loans
The Company has a $400,000 unsecured term loan, which bears interest at a variable rate of LIBOR plus 150 basis points based on the Company's current credit ratings and has a maturity date of July 2018. At September 30, 2015, the outstanding borrowings of $400,000 had an interest rate of 1.69%.
The Company also has a $50,000 unsecured term loan that matures in February 2018. In the first quarter of 2015, the Company modified the terms of the term loan to reduce the interest rate from a spread of LIBOR plus 190 basis points to LIBOR plus 155 basis points. At September 30, 2015, the outstanding borrowings of $50,000 had a weighted-average interest rate of 1.74%.
See Note 16 for information on an unsecured term loan which closed subsequent to September 30, 2015.
Covenants and Restrictions
The agreements for the unsecured lines of credit, the Notes and unsecured term loans contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, minimum unencumbered asset and interest ratios, maximum secured indebtedness ratios, maximum total indebtedness ratios and limitations on cash flow distributions.  The Company believes that it was in compliance with all covenants and restrictions at September 30, 2015.
Unsecured Lines of Credit and Unsecured Term Loans
The following presents the Company's compliance with key covenant ratios, as defined, of the credit facilities and term loans as of September 30, 2015:

Ratio	Required	Actual
Debt to total asset value	< 60%	50%
Unencumbered asset value to unsecured indebtedness	> 1.60x	2.3x
Unencumbered NOI to unsecured interest expense	> 1.75x	4.5x
EBITDA to fixed charges (debt service)	> 1.5x	2.2x
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
Senior Unsecured Notes
The following presents the Company's compliance with key covenant ratios, as defined, of the Notes as of September 30, 2015:

Ratio	Required	Actual
Total debt to total assets	< 60%	54%
Secured debt to total assets	< 45% (1)	31%
Total unencumbered assets to unsecured debt	> 150%	213%
Consolidated income available for debt service to annual debt service charge	> 1.5x	3.3x

(1)	On January 1, 2020 and thereafter, secured debt to total assets must be less than 40%.

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
Mortgages on Operating Properties
Financings
The following table presents the loan, secured by the related property, that was entered into since January 1, 2015:

Date	Property	Stated Interest Rate	Maturity Date	Amount Financed
2015:
September	The Outlet Shoppes at Gettysburg (1)	4.80%	October 2025	$38,450

(1)	Proceeds from the loan were used to retire a $38,112 fixed-rate loan that was due to mature in February 2016.
Loan Repayments
The Company has repaid the following loans, secured by the related properties, since January 1, 2015:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
2015:
September	The Outlet Shoppes at Gettysburg (2)	5.87%	February 2016	$38,112
September	Eastland Mall	5.85%	December 2015	59,400
July	Brookfield Square	5.08%	November 2015	86,621
July	CherryVale Mall	5.00%	October 2015	77,198
July	East Towne Mall	5.00%	November 2015	65,856
July	West Towne Mall	5.00%	November 2015	93,021
May	Imperial Valley Mall	4.99%	September 2015	49,486

(1)	The Company retired the loans with borrowings from its credit facilities unless otherwise noted.

(2)	The joint venture retired the loan with proceeds from a $38,450 fixed-rate non-recourse mortgage loan.
Construction Loans
Financings
The following table presents the construction loans, secured by the related properties, that were entered into since January 1, 2015:

Date	Property	Stated Interest Rate	Maturity Date	Amount Financed
2015:
July	The Outlet Shoppes of the Bluegrass - Phase II (1)	LIBOR + 2.50%	July 2020	$11,320
May	The Outlet Shoppes at Atlanta - Phase II (2)	LIBOR + 2.50%	December 2019	6,200

(1)
The Operating Partnership has guaranteed 100% of the loan, of this 65/35 joint venture, which had an outstanding balance of $5,701 at September 30, 2015. The guaranty will terminate once construction is complete and certain debt and operational metrics are met on this expansion. The interest rate will be reduced to a spread of LIBOR plus 2.35% once certain debt service and operational metrics are met.

(2)
The Operating Partnership has guaranteed 100% of the loan, of this 75/25 joint venture, which had an outstanding balance of $2,841 at September 30, 2015. The guaranty will terminate once construction is complete and certain debt and operational metrics are met on this expansion as well as the parcel development project at The Outlet Shoppes at Atlanta as both loans are cross-collateralized. The interest rate will be reduced to a spread of LIBOR plus 2.35% once certain debt service and operational metrics are met.

Scheduled Principal Payments
As of September 30, 2015, the scheduled principal amortization and balloon payments on all of the Company’s consolidated mortgage and other indebtedness, excluding extensions available at the Company’s option, are as follows:

2015	$265,988
2016	1,179,080
2017	477,484
2018	681,160
2019	119,667
Thereafter	2,096,937
4,820,316
Net unamortized premiums	1,159
$4,821,475

Of the $265,988 of scheduled principal payments in 2015, $27,811 relates to the maturing principal balance of one operating property loan, $221,230 relates to an unsecured line of credit and $16,947 represents scheduled principal amortization. We are in discussions with the lender to restructure the $27,811 operating property loan that matures in December 2015. Subsequent to September 30, 2015, the Company extended and modified its unsecured line of credit. See Note 16 for more information.
The Company’s mortgage and other indebtedness had a weighted-average maturity of 4.1 years as of September 30, 2015 and 4.8 years as of December 31, 2014.
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
As of September 30, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount Outstanding
Interest Rate Swaps	4	$102,283

Instrument Type	Location in Condensed Consolidated Balance Sheet	Notional Amount Outstanding	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 9/30/15	Fair Value at 12/31/14	Maturity Date
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$49,438 (amortizing to $48,337)	1-month LIBOR	2.149%	$(460)	$(1,064)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$30,963 (amortizing to $30,276)	1-month LIBOR	2.187%	(294)	(681)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$11,571 (amortizing to $11,313)	1-month LIBOR	2.142%	(107)	(248)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$10,311 (amortizing to $10,083)	1-month LIBOR	2.236%	(101)	(233)	April 2016
					$(962)	$(2,226)

	Gain Recognized in OCI/L (Effective Portion)		Location of Losses Reclassified from AOCI into Earnings (Effective Portion)	Loss Recognized in Earnings (Effective Portion)		Location of Gain Recognized in Earnings (Ineffective Portion)	Gain Recognized in Earnings (Ineffective Portion)
Hedging Instrument	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2015	2014		2015	2014		2015	2014
Interest rate hedges	$457	$597	Interest Expense	$(518)	$(551)	Interest Expense	$—	$—

	Gain Recognized in OCI/L (Effective Portion)		Location of Losses Reclassified from AOCI into Earnings (Effective Portion)	Loss Recognized in Earnings (Effective Portion)		Location of Gain Recognized in Earnings (Ineffective Portion)	Gain Recognized in Earnings (Ineffective Portion)
Hedging Instrument	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2015	2014		2015	2014		2015	2014
Interest rate contracts	$1,387	$1,371	Interest Expense	$(1,687)	$(1,650)	Interest Expense	$—	$—

As of September 30, 2015, the Company expects to reclassify approximately $969 of losses currently reported in AOCI to interest expense within the next twelve months due to amortization of its outstanding interest rate contracts.  Fluctuations in fair values of these derivatives between September 30, 2015 and the respective dates of termination will vary the projected reclassification amount.

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
The changes in the components of AOCI for the three months ended September 30, 2015 and 2014 are as follows:

	Redeemable Noncontrolling Interests	The Company	Noncontrolling Interests
	Unrealized Gains (Losses) - Hedging Agreements			Total
Beginning balance, July 1, 2015	$410	$1,109	$(2,938)	$(1,419)
OCI before reclassifications	9	903	63	975
Amounts reclassified from AOCI (1)	—	(518)	—	(518)
Net current quarterly period OCI	9	385	63	457
Ending balance, September 30, 2015	$419	$1,494	$(2,875)	$(962)

(1)	Reclassified $518 of interest on cash flow hedges to Interest Expense in the condensed consolidated statement of operations.

	Redeemable Noncontrolling Interests		The Company		Noncontrolling Interests
	Unrealized Gains (Losses)
	Hedging Agreements	Available- for-Sale Securities	Hedging Agreements	Available- for-Sale Securities	Hedging Agreements	Available- for-Sale Securities	Total
Beginning balance, July 1, 2014	$393	$351	$(557)	$10,216	$(3,193)	$1,404	$8,614
OCI before reclassifications	5	31	1,060	2,637	83	1,376	5,192
Amounts reclassified from AOCI (1)	—	—	(551)	—	—	—	(551)
Net current quarterly period OCI	5	31	509	2,637	83	1,376	4,641
Ending balance, September 30, 2014	$398	$382	$(48)	$12,853	$(3,110)	$2,780	$13,255

(1)	Reclassified $551 of interest on cash flow hedges to Interest Expense in the condensed consolidated statement of operations.

The changes in the components of AOCI for the nine months ended September 30, 2015 and 2014 are as follows:

	Redeemable Noncontrolling Interests		The Company		Noncontrolling Interests
	Unrealized Gains (Losses)
	Hedging Agreements	Available- for-Sale Securities	Hedging Agreements	Available- for-Sale Securities	Hedging Agreements	Available- for-Sale Securities	Total
Beginning balance, January 1, 2015	$401	$384	$303	$13,108	$(3,053)	$2,826	$13,969
OCI before reclassifications	18	10	2,878	160	178	72	3,316
Amounts reclassified from AOCI (1)	—	(394)	(1,687)	(13,268)	—	(2,898)	(18,247)
Net year-to-date period OCI	18	(384)	1,191	(13,108)	178	(2,826)	(14,931)
Ending balance, September 30, 2015	$419	$—	$1,494	$—	$(2,875)	$—	$(962)

(1)
Reclassified $16,560 realized gain on sale of available-for-sale securities to Gain on Investment and reclassified $1,687 of interest on cash flow hedges to Interest Expense in the condensed consolidated statement of operations.

	Redeemable Noncontrolling Interests		The Company		Noncontrolling Interests
	Unrealized Gains (Losses)
	Hedging Agreements	Available- for-Sale Securities	Hedging Agreements	Available- for-Sale Securities	Hedging Agreements	Available- for-Sale Securities	Total
Beginning balance, January 1, 2014	$387	$333	$(1,214)	$7,539	$(3,304)	$1,903	$5,644
OCI before reclassifications	11	49	2,816	5,314	194	877	9,261
Amounts reclassified from AOCI (1)	—	—	(1,650)	—	—	—	(1,650)
Net year-to-date period OCI	11	49	1,166	5,314	194	877	7,611
Ending balance, September 30, 2014	$398	$382	$(48)	$12,853	$(3,110)	$2,780	$13,255

(1)	Reclassified $1,650 of interest on cash flow hedges to Interest Expense in the condensed consolidated statement of operations.

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
The changes in the components of AOCI for the three months ended September 30, 2015 and 2014 are as follows:

	Redeemable Common Units	Partners' Capital
	Unrealized Gains (Losses) - Hedging Agreements		Total
Beginning balance, July 1, 2015	$411	$(1,830)	$(1,419)
OCI before reclassifications	9	966	975
Amounts reclassified from AOCI (1)	—	(518)	(518)
Net current quarterly period OCI	9	448	457
Ending balance, September 30, 2015	$420	$(1,382)	$(962)

(1)	Reclassified $518 of interest on cash flow hedges to Interest Expense in the condensed consolidated statement of operations.

	Redeemable Common Units		Partners' Capital
	Unrealized Gains (Losses)
	Hedging Agreements	Available- for-Sale Securities	Hedging Agreements	Available- for-Sale Securities	Total
Beginning balance, July 1, 2014	$393	$351	$(3,751)	$11,620	$8,613
OCI before reclassifications	5	31	1,144	4,013	5,193
Amounts reclassified from AOCI (1)	—	—	(551)	—	(551)
Net current quarterly period OCI	5	31	593	4,013	4,642
Ending balance, September 30, 2014	$398	$382	$(3,158)	$15,633	$13,255

(1)	Reclassified $551 of interest on cash flow hedges to Interest Expense in the condensed consolidated statement of operations.

The changes in the components of AOCI for the nine months ended September 30, 2015 and 2014 are as follows:

	Redeemable Common Units		Partners' Capital
	Unrealized Gains (Losses)
	Hedging Agreements	Available- for-Sale Securities	Hedging Agreements	Available- for-Sale Securities	Total
Beginning balance, January 1, 2015	$401	$384	$(2,750)	$15,934	$13,969
OCI before reclassifications	19	10	3,055	232	3,316
Amounts reclassified from AOCI (1)	—	(394)	(1,687)	(16,166)	(18,247)
Net year-to-date period OCI	19	(384)	1,368	(15,934)	(14,931)
Ending balance, September 30, 2015	$420	$—	$(1,382)	$—	$(962)

(1)
Reclassified $16,560 realized gain on sale of available-for-sale securities to Gain on Investment and reclassified $1,687 of interest on cash flow hedges to Interest Expense in the condensed consolidated statement of operations.

	Redeemable Common Units		Partners' Capital
	Unrealized Gains (Losses)
	Hedging Agreements	Available- for-Sale Securities	Hedging Agreements	Available- for-Sale Securities	Total
Beginning balance, January 1, 2014	$387	$333	$(4,518)	$9,442	$5,644
OCI before reclassifications	11	49	3,010	6,191	9,261
Amounts reclassified from AOCI (1)	—	—	(1,650)	—	(1,650)
Net year-to-date period OCI	11	49	1,360	6,191	7,611
Ending balance, September 30, 2014	$398	$382	$(3,158)	$15,633	$13,255

(1)	Reclassified $1,650 of interest on cash flow hedges to Interest Expense in the condensed consolidated statement of operations.

Note 8 – Mortgage and Other Notes Receivable
Each of the Company’s mortgage notes receivable is collateralized by either a first mortgage, a second mortgage, or by an assignment of 100% of the partnership interests that own the real estate assets.  Other notes receivable include amounts due from tenants or government-sponsored districts and unsecured notes received from third parties as whole or partial consideration for property or investments.  The Company believes that its mortgage and other notes receivable balance is fully collectable as of September 30, 2015. Mortgage and other notes receivable consist of the following:

		As of September 30, 2015		As of December 31, 2014
	Maturity Date	Interest Rate	Balance	Interest Rate	Balance
Mortgages:
Columbia Place Outparcel	Feb 2022	5.00%	$348	5.00%	$360
Park Place	May 2022	5.00%	1,430	5.00%	1,566
Village Square	Mar 2016	3.50%	1,692	3.50%	1,711
Other	Dec 2016 - Jan 2047	2.69% - 9.50%	4,389	2.67% - 9.50%	5,686
			7,859		9,323
Other Notes Receivable:
RED Development Inc.	Nov 2023	5.00%	7,429	5.00%	7,429
Woodstock land (1)	Nov 2015	10.00%	3,059	10.00%	3,059
			10,488		10,488

			$18,347		$19,811

(1)
Woodstock GA Investments, LLC, a joint venture in which the Company owns a 75.0% interest, has a note receivable with an entity that owns an interest in land in Woodstock, GA, adjacent to the site of The Outlet Shoppes at Atlanta. The loan is secured by the entity's interest in the adjacent land. An amendment to the note was made in the second quarter of 2015 to extend the maturity date from May 2015 to August 2015. The note was subsequently amended in the third quarter of 2015 to extend the maturity date to November 2015.

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

Three Months Ended September 30, 2015	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$234,095	$9,693	$5,231	$13,616	$262,636
Property operating expenses (2)	(69,690)	(2,260)	(1,114)	1,145	(71,918)
Interest expense	(39,707)	(1,732)	(1,003)	(14,008)	(56,451)
Other expense	—	—	—	(8,787)	(8,787)
Gain on sales of real estate assets	—	2,769	—	468	3,237
Segment profit (loss)	$124,698	$8,470	$3,114	$(7,566)	128,717
Depreciation and amortization expense					(74,045)
General and administrative expense					(12,995)
Interest and other income					579
Loss on impairment					(884)
Equity in earnings of unconsolidated affiliates					3,508
Income tax provision					(448)
Income from continuing operations					$44,432
Capital expenditures (3)	$66,311	$1,134	$489	$5,549	$73,483

Three Months Ended September 30, 2014	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$228,661	$9,961	$4,598	$15,494	$258,714
Property operating expenses (2)	(68,597)	(2,226)	(1,195)	545	(71,473)
Interest expense	(50,228)	(1,987)	(649)	(7,350)	(60,214)
Other expense	(1)	—	—	(7,395)	(7,396)
Gain on sales of real estate assets	(12)	3	33	410	434
Segment profit	$109,823	$5,751	$2,787	$1,704	120,065
Depreciation and amortization expense					(72,488)
General and administrative expense					(9,474)
Interest and other income					463
Gain on extinguishment of debt					18,282
Loss on impairment					(497)
Equity in earnings of unconsolidated affiliates					3,936
Income tax provision					(3,083)
Income from continuing operations					$57,204
Capital expenditures (3)	$60,484	$1,220	$842	$22,717	$85,263

Nine Months Ended September 30, 2015	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$694,310	$30,164	$14,925	$37,988	$777,388
Property operating expenses (2)	(209,850)	(7,206)	(3,392)	4,803	(215,645)
Interest expense	(128,168)	(5,561)	(3,233)	(37,400)	(174,362)
Other expense	—	—	—	(21,191)	(21,191)
Gain on sales of real estate assets	264	16,260	—	1,643	18,167
Segment profit (loss)	$356,556	$33,657	$8,300	$(14,157)	384,357
Depreciation and amortization expense					(221,550)
General and administrative expense					(46,440)
Interest and other income					6,242
Gain on extinguishment of debt					256
Loss on impairment					(3,665)
Gain on investment					16,560
Equity in earnings of unconsolidated affiliates					12,212
Income tax provision					(2,004)
Income from continuing operations					$145,968
Total Assets	$5,943,299	$258,047	$279,598	$214,791	$6,695,735
Capital expenditures (3)	$326,607	$2,523	$1,884	$18,978	$349,992

Nine Months Ended September 30, 2014	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$683,494	$31,104	$13,847	$48,445	$776,890
Property operating expenses (2)	(210,553)	(6,981)	(3,784)	2,083	(219,235)
Interest expense	(148,822)	(5,983)	(1,949)	(23,243)	(179,997)
Other expense	(20)	—	—	(21,311)	(21,331)
Gain on sales of real estate assets	1,654	937	489	433	3,513
Segment profit	$325,753	$19,077	$8,603	$6,407	359,840
Depreciation and amortization expense					(212,180)
General and administrative expense					(35,583)
Interest and other income					3,535
Gain on extinguishment of debt					60,942
Loss on impairment					(17,753)
Equity in earnings of unconsolidated affiliates					11,038
Income tax provision					(4,266)
Income from continuing operations					$165,573
Total Assets	$5,644,948	$274,845	$284,691	$428,227	$6,632,711
Capital expenditures (3)	$144,123	$13,906	$2,439	$78,208	$238,676

(1)	The All Other category includes mortgage and other notes receivable, office buildings, the Management Company and the Company’s subsidiary that provides security and maintenance services.

(2)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.

(3)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.
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
The Company has not sold any shares under the ATM program since 2013. Since the commencement of the ATM program, CBL has issued 8,419,298 shares of common stock, at a weighted-average sales price of $25.12 per share, and approximately $88,507 remains available that may be sold under this program as of September 30, 2015. Actual future sales under this program, if any, will depend on a variety of factors including but not limited to market conditions, the trading price of CBL's common stock and the Company's capital needs. The Company has no obligation to sell the remaining shares available under the ATM program.
Common Stock Repurchase Program
In July 2015, CBL's Board of Directors authorized a common stock repurchase program. Under the program, the Company may purchase up to $200,000 of CBL's common stock from time to time, in the open market, in privately negotiated transactions or otherwise, depending on market prices and other conditions, through August 31, 2016. The Company expects to utilize a portion of excess proceeds from asset dispositions to fund repurchases. The Company is not obligated to repurchase any shares of stock under the program and it may terminate the program at any time. As of September 30, 2015, no shares were repurchased under the program.

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
The following summarizes the impact of potential dilutive common shares on the denominator used to compute EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Denominator – basic	170,494	170,262	170,470	170,242
Effect of performance stock units (1)	—	—	30	—
Denominator – diluted	170,494	170,262	170,500	170,242

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
The following summarizes the impact of potential dilutive common units on the denominator used to compute EPU:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Denominator – basic	199,751	199,631	199,728	199,699
Effect of performance stock units (1)	—	—	30	—
Denominator – diluted	199,751	199,631	199,758	199,699

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
Guarantees
The Operating Partnership may guarantee the debt of a joint venture primarily because it allows the joint venture to obtain funding at a lower cost than could be obtained otherwise. This results in a higher return for the joint venture on its investment, and a higher return on the Operating Partnership’s investment in the joint venture. The Operating Partnership may receive a fee from the joint venture for providing the guaranty. Additionally, when the Operating Partnership issues a guaranty, the terms of the joint venture agreement typically provide that the Operating Partnership may receive indemnification from the joint venture partner or have the ability to increase its ownership interest. The guarantees expire upon repayment of the debt, unless noted otherwise.
The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015							Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership		Maximum Guaranteed Amount	Debt Maturity Date (1)		9/30/2015	12/31/2014
West Melbourne I, LLC - Phase I	50%	$39,667	25%		$9,917	Nov-2015	(2)	$99	$101
West Melbourne I, LLC - Phase II	50%	16,757	N/A	(3)	8,700	Nov-2015	(2)	87	87
Port Orange I, LLC	50%	59,108	25%		14,777	Nov-2015	(2)	148	153
JG Gulf Coast Town Center, LLC - Phase III	50%	5,248	—%	(4)	—	Jul-2017		—	—
Fremaux Town Center JV, LLC - Phase I	65%	40,530	15%	(5)	6,207	Aug-2016	(6)	62	236
Fremaux Town Center JV, LLC - Phase II	65%	20,304	50%	(7)	16,050	Aug-2016	(6)	161	161
Ambassador Town Center JV, LLC	65%	12,063	100%	(8)	46,201	Dec-2017	(9)	462	482
Ambassador Infrastructure, LLC	65%	5,016	100%	(10)	11,700	Dec-2017	(9)	177	177
			Total guaranty liability					$1,196	$1,397

(1)	Excludes any extension options.

(2)	The loan has two one-year extension options, which are at the unconsolidated affiliate's election, for an outside maturity date of November 2017.

(3)
In the fourth quarter of 2014, the loan was amended and restated to add funding for the construction of Academy Sports. The guaranty was also amended to cap the maximum guaranteed amount at $8,700 unless a monetary default event occurs related to Carmike Cinema or Academy Sports. The guaranty will be reduced to 25% once Academy Sports is operational and paying contractual rent.

(4)	The guaranty was removed when the loan was refinanced in July 2015. See Note 5 for more information.

(5)
The Operating Partnership received a 1% fee for this guaranty when the loan was issued in March 2013. In the second quarter of 2015, the guaranty was reduced to 15% as the requirement of being open for one year was met, LA Fitness opened and began paying contractual rent and a debt service coverage ratio of 1.30 to 1.00 was achieved.

(6)	The loan has two one-year extension options, which are at the unconsolidated affiliate's election, for an outside maturity date of August 2018.

(7)
The Operating Partnership received a 1% fee for this guaranty when the loan was issued in August 2014. Upon completion of Phase II of the development and once certain leasing and occupancy metrics have been met, the guaranty will be reduced to 25%. The guaranty will be further reduced to 15% when Phase II of the development has been open for one year, the debt service coverage ratio of 1.30 to 1.00 is met and Dillard's is operational.

(8)
The Operating Partnership received a 1% fee for this guaranty when the loan was issued in December 2014. Once construction is complete, the guaranty will be reduced to 50%. The guaranty will be further reduced from 50% to 15% once the construction of Ambassador Town Center and its related infrastructure improvements is complete as well as upon the attainment of certain debt service and operational metrics.

(9)	The loan has two one-year extension options, which are the joint venture's election, for an outside maturity date of December 2019.

(10)
The Operating Partnership received a 1% fee for this guaranty when the loan was issued in December 2014. The guaranty will be reduced to 50% on March 1st of the year following any calendar year during which the payment-in-lieu of taxes ("PILOT") payments received by Ambassador Infrastructure and delivered to the lender are $1,200 or more, provided no event of default exists. The guaranty will be reduced to 20% when the PILOT payments are $1,400 or more, provided no event of default exists.

The Company has guaranteed the lease performance of York Town Center, LP ("YTC"), an unconsolidated affiliate in which the Company owns a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $15,600 as of September 30, 2015.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not include an obligation for this guaranty because it determined that the fair value of the guaranty was not material as of September 30, 2015 and December 31, 2014.
Performance Bonds
The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $23,354 and $20,720 at September 30, 2015 and December 31, 2014, respectively.
Note 13 – Share-Based Compensation
As of September 30, 2015, there were two share-based compensation plans under which the Company has outstanding awards, the CBL & Associates Properties, Inc. 2012 Stock Incentive Plan ("the 2012 Plan") and the CBL & Associates Properties, Inc. Second Amended and Restated Stock Incentive Plan ("the 1993 Plan"). The Company can only make new awards under the 2012 Plan, which was approved by the Company's shareholders in May 2012. The 2012 Plan permits the Company to issue stock options and common stock to selected officers, employees and non-employee directors of the Company up to a total of 10,400,000 shares. The Company did not issue any new awards under the 1993 Plan, which was approved by the Company's shareholders in May 2003, between the adoption of the 2012 Plan to replace the 1993 Plan in May 2012 and the termination of the 1993 Plan (as to new awards) on May 5, 2013. As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expense associated with the Company's share-based compensation plans.
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
Share-based compensation expense related to the restricted stock awards was $692 and $628 for the three months ended September 30, 2015 and 2014, respectively, and $3,615 and $3,095 for the nine months ended September 30, 2015 and 2014, respectively. Share-based compensation cost capitalized as part of real estate assets was $60 and $77 for the three months ended September 30, 2015 and 2014, respectively, and $213 and $200 for the nine months ended September 30, 2015 and 2014, respectively.
A summary of the status of the Company’s nonvested restricted stock awards as of September 30, 2015, and changes during the nine months ended September 30, 2015, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2015	498,862	$18.35
Granted	267,410	$20.30
Vested	(192,135)	$18.77
Forfeited	(6,780)	$19.43
Nonvested at September 30, 2015	567,357	$19.11
As of September 30, 2015, there was $8,774 of total unrecognized compensation cost related to nonvested stock awards granted under the plans, which is expected to be recognized over a weighted-average period of 3.4 years.

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
Compensation cost is recognized on a tranche-by-tranche basis using the accelerated attribution method. The resulting expense is recorded regardless of whether any PSU awards are earned as long as the required service period is met. Share-based compensation expense related to the PSUs was $156 for the three months ended September 30, 2015 and $468 for the nine months ended September 30, 2015. Unrecognized compensation costs related to the PSUs was $1,684 as of September 30, 2015.
Note 14 – Noncash Investing and Financing Activities
The Company’s noncash investing and financing activities were as follows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
Accrued dividends and distributions payable	$54,490	$50,511
Additions to real estate assets accrued but not yet paid	10,114	16,232
Assumption of mortgage loan from sale of EastGate Crossing (1)	14,570	—
Note receivable from sale of Lakeshore Mall (1)	—	10,000
Transfer of real estate assets in settlement of mortgage debt obligations: (1)
Decrease in real estate assets	—	(74,757)
Decrease in mortgage and other indebtedness	—	136,732
Increase in operating assets and liabilities	—	216

(1)	See Note 4 for additional information related to these dispositions.
Note 15 – Income Taxes
The Company is qualified as a REIT under the provisions of the Internal Revenue Code. To maintain qualification as a REIT, the Company is required to distribute at least 90% of its taxable income to shareholders and meet certain other requirements.
As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State tax expense was $895 and $801 during the three months ended September 30, 2015 and 2014, respectively, and $2,715 and $2,811 during the nine months ended September 30, 2015 and 2014, respectively.
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
The Company recorded an income tax provision as follows for the three and nine month periods ending September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Current tax provision	$(660)	$(2,159)	$(2,063)	$(3,026)
Deferred tax benefit (provision)	212	(924)	59	(1,240)
Income tax provision	$(448)	$(3,083)	$(2,004)	$(4,266)
The Company had a net deferred tax liability of $41 at September 30, 2015 and a deferred tax asset of $394 at December 31, 2014, respectively. The net deferred tax liability at September 30, 2015 is included in accounts payable and accrued liabilities. The net deferred tax asset at December 31, 2014 is included in intangible lease assets and other assets. These balances primarily consisted of operating expense accruals and differences between book and tax depreciation.
The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its condensed consolidated statements of operations.  In addition, any interest incurred on tax assessments is reported as interest expense.  The Company reported nominal interest and penalty amounts for the nine month periods ended September 30, 2015 and 2014, respectively.
Note 16 – Subsequent Events

In October 2015, the Company closed on the extension and modification of its three unsecured credit facilities. The $1,100,000 of total capacity consists of two $500,000 credit facilities and a $100,000 credit facility. One of the $500,000 facilities matures in October 2019 and has a one-year extension option. The second $500,000 facility matures in October 2020. The $100,000 facility matures in October 2019 and has a one-year extension option. The Company's credit facilities as of September 30, 2015 bear interest at a rate of LIBOR plus 140 basis points, based on the Company's current credit ratings. The new facilities will bear interest at a rate of LIBOR plus a spread of 87.5 to 155 basis points, based on the Company's credit ratings. Additionally, the annual facility fee for the aggregate $1,100,000 facility was reduced to a range of 0.125% to 0.300%, based on the Company's credit ratings. Based on the Company's current credit ratings, the facilities would bear interest at a rate equal to LIBOR plus 120 basis points and have a facility fee of 25 basis points, which represents an aggregate 25 basis points improvement over the rate on the previous facilities. The Company also closed on a new $350,000 unsecured term loan. The term loan bears interest at LIBOR plus a spread of 90 to 175 basis points based on the Company's credit ratings. Based on the Company's current credit ratings, the term loan would bear interest at LIBOR plus 135 basis points. The loan matures in October 2017 and has two one-year extension options for an outside maturity date of October 2019.
In October 2015,     CBL/T-C, LLC, a 50% owned subsidiary of the Company, closed on a $276,000 non-recourse loan, secured by Oak Park Mall in Overland Park, KS. The loan bears interest at a fixed rate of 3.97% and matures in October 2025. Net proceeds were used to retire the outstanding borrowings under the previous loan, which had a balance of $275,700 as of September 30, 2015, bore interest at 5.85% and had a December 2015 maturity date.
In October 2015, the Company earned $625 of the potential $1,740 of contingent consideration, related to the sale of EastGate Crossing in June 2015, and received $574 of net proceeds related to the lease of a tenant space. See Note 4 for additional information.

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
EXECUTIVE OVERVIEW
We are a self-managed, self-administered, fully integrated REIT that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air and mixed-use centers, outlet centers, associated centers, community centers and office properties. Our properties are located in 27 states, but are primarily in the southeastern and midwestern United States.  We have elected to be taxed as a REIT for federal income tax purposes.
We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a VIE. As of September 30, 2015, we owned interests in the following properties:

	Malls (1)	Associated Centers	Community Centers	Office Buildings (2)	Total
Consolidated properties	72	23	7	8	110
Unconsolidated properties (3)	10	4	4	5	23
Total	82	27	11	13	133

(1)	Category consists of regional malls, open-air centers and outlet centers (including one mixed-use center).

(2)	Includes our corporate office building.

(3)	We account for these investments using the equity method because one or more of the other partners have substantive participating rights.
At September 30, 2015, we had interests in the following properties under development:

	Consolidated Properties	Unconsolidated Properties
	Malls	Malls	Community Centers
Development	—	—	1
Expansions	4	1	1
Redevelopments	4	2	—
We also hold options to acquire certain development properties owned by third parties.

In September 2015, we received a BBB- investment grade rating with a stable outlook from Standard & Poor's Ratings Services ("S&P"). The S&P rating is our third credit rating, adding to existing ratings from Fitch and Moody's. We believe these credit ratings further enhance our ability to access the unsecured debt market. We continue to make it a priority to reduce leverage and improve our credit metrics. In the third quarter of 2015, we utilized our unsecured credit facilities to retire an aggregate $382.1 million of loans on five malls. Additionally, we retired a $38.1 million loan on an outlet center with a new $38.5 million 10-year non-recourse loan that bears interest at a fixed-rate of 4.80% as compared to 5.87% on the previous loan. Subsequent to September 30, 2015, we closed on a $276.0 million ($138.0 million at our share) non-recourse loan, secured by a 50/50 joint venture property. Net proceeds were used to retire the outstanding borrowings under the previous $275.7 ($137.9 at our share) million loan. The new loan bears interest at a fixed-rate of 3.97% as compared to 5.85% under the retired loan.
We also closed on the extension and modification of our three unsecured credit facilities and a new $350 million unsecured term loan in October 2015. The aggregate $1.45 billion of capacity includes two $500 million credit facilities, a $100 million credit facility and a $350 million term loan. The aggregate commitment of $1.45 billion represents an increase of $150 million. Based on our current credit ratings, the credit facilities will bear interest at a rate of LIBOR plus 120 basis points and have a facility fee of 25 basis points, which represents an aggregate 25 basis points improvement over the rate on the previous facilities. The new term loan bears interest at LIBOR plus 135 basis points, based our current credit ratings. See the Liquidity and Capital Resources section for additional information.
In July 2015, CBL's Board of Directors authorized a common stock repurchase program. Under the program, we may purchase up to $200 million of CBL's common stock from time to time, in the open market, in privately negotiated transactions or otherwise, depending on market prices and other conditions, through August 31, 2016. We will fund any repurchases by utilizing a portion of excess sales proceeds from dispositions of shopping center properties.
Leasing spreads for our stabilized malls were 11.1% for leases signed in the third quarter of 2015. For the trailing twelve months ended September 30, 2015, same-center sales increased 4.2% to $371 per square foot as compared to $356 per square foot in the prior-year period. Occupancy for our same-center stabilized malls improved to 91.6% as of September 30, 2015 as compared to 89.9% for the prior quarter ended June 30, 2015 as we continue to backfill bankruptcy-related vacancies. Same-center NOI was flat in the third quarter of 2015 as compared to the prior-year period and adjusted FFO was also relatively flat at $0.56 per share as compared to $0.55 in the prior-year period.
During the third quarter of 2015, progress was positive on re-leasing comparable spaces related to tenant bankruptcies that occurred during the first part of 2015 and at year-end 2014. Of the 175 stores that closed due to retailer bankruptcy, currently over 70% of this space is leased, committed or under active negotiation. We believe these future new store openings in late 2015 and throughout 2016 will enhance our tenant mix. The strength of our portfolio of properties and our continued investment in redevelopment and expansions are key determinants in our ability to attract new tenants and backfill these spaces.
RESULTS OF OPERATIONS
Properties that were in operation for the entire year during 2014 and the nine months ended September 30, 2015 are referred to as the “Comparable Properties.”  Since January 1, 2014, we have opened one open-air center, one outlet center and one community center development and acquired one mall as follows:

Property	Location	Date Opened/ Acquired
New Developments:
Fremaux Town Center (1)	Slidell, LA	March 2014
The Outlet Shoppes of the Bluegrass (2)	Simpsonville, KY	July 2014
Parkway Plaza	Fort Oglethorpe, GA	March 2015

Acquisition:
Mayfaire Town Center and Community Center	Wilmington, NC	June 2015

(1)
Fremaux Town Center is a 65/35 joint venture that is accounted for using the equity method of accounting and is included in equity in earnings of unconsolidated affiliates in the accompanying condensed consolidated statements of operations.

(2)	The Outlet Shoppes of the Bluegrass is a 65/35 joint venture, which is included in the accompanying condensed consolidated statements of operations on a consolidated basis.
Of these properties, The Outlet Shoppes of the Bluegrass, Parkway Plaza and Mayfaire Town Center and Community Center are included in our operations on a consolidated basis and are collectively referred to as the “New Properties.” The transactions related to the New Properties impact the comparison of the results of operations for the three and nine months ended September 30, 2015 to the results of operations for the three and nine months ended September 30, 2014.

Comparison of the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014
Revenues
Total revenues increased $3.9 million for the three months ended September 30, 2015 compared to the prior-year period.  Rental revenues and tenant reimbursements increased by $3.6 million primarily due to increases of $6.2 million related to the New Properties and $2.5 million attributable to our same-center properties. These increases were partially offset by a decrease of $5.3 million from dispositions. The $2.5 million increase in revenue at our same-center properties was due to increases in percentage rents, branding income and tenant reimbursements.
Our cost recovery ratio for the quarter ended September 30, 2015 was 100.8% compared with 99.8% for the prior-year period.
The decrease of $0.5 million in management, development and leasing fees was attributable to a decrease of $0.5 million in development fee income primarily due to the completion of certain development projects at unconsolidated affiliates since last year.
Other revenues increased $0.8 million primarily due to $0.6 million of miscellaneous income and an increase of $0.2 million in revenue related to our subsidiary that provides security and maintenance services to third parties.
Operating Expenses
Total operating expenses increased $7.3 million for the three months ended September 30, 2015 compared to the prior-year period.  Property operating expenses, including real estate taxes and maintenance and repairs, increased $0.4 million primarily due to an increase of $1.6 million attributable to the New Properties, partially offset by a decrease of $1.2 million related to the Comparable Properties. The Comparable Properties included a decrease of $2.7 million related to dispositions, partially offset by an increase of $1.5 million attributable to our same-center properties. The $1.5 million increase at our same-center properties was primarily driven by an increase in real estate taxes partially offset by a decrease in bad debt expense.
The increase in depreciation and amortization expense of $1.6 million resulted from an increase of $3.6 million related to the New Properties, partially offset by a $2.0 million decrease attributable to the Comparable Properties. The $2.0 million decrease attributable to the Comparable Properties includes decreases of $0.8 million related to our same-center properties and $1.1 million related to dispositions.
General and administrative expenses increased $3.5 million primarily due to increases in payroll and related costs and consulting expenses related to process and technology improvements, partially offset by a decrease in legal fees. As a percentage of revenues, general and administrative expenses were 4.9% and 3.7% for the third quarters of 2015 and 2014, respectively.
In the third quarter of 2015, we recognized a non-cash impairment of real estate of $0.9 million related to the sale of two outparcels. In the third quarter of 2014, we recognized an impairment of $0.5 million to write down the book value of a community center to its net sales price. See Note 3 and Note 4 to the condensed consolidated financial statements for additional information.
Other expenses increased $1.4 million primarily due to $2.0 million of abandoned projects partially offset by a $0.6 million decrease in expenses related to our subsidiary that provides security and maintenance services to third parties.
Other Income and Expenses
Interest and other income increased $0.1 million compared to the prior-year period primarily due to an increase in interest income at the corporate level, partially offset by a decrease in dividend income associated with the sale of all of our available-for-sale securities in the first quarter of 2015.
Interest expense decreased $3.8 million for the three months ended September 30, 2015 compared to the prior-year period. Interest expense related to property-level debt declined $9.8 million related to dispositions and the retirement of secured debt with borrowings from our lines of credit. These declines were partially offset by an increase in our corporate-level debt primarily due to the 2024 Notes that were issued in October 2014, the proceeds of which were used to reduce the outstanding balances on our lines of credit.
During the third quarter of 2014, we recorded a gain on extinguishment of debt of $18.2 million from the transfer of Chapel Hill Mall to the lender in settlement of the non-recourse debt secured by the property. See Note 4 for additional information.
Equity in earnings of unconsolidated affiliates decreased by $0.4 million during the third quarter of 2015 compared to the prior-year period. The $0.4 million decrease is primarily due to gains recognized for the sale of three outparcels.
The income tax provision of $0.4 million for the three months ended September 30, 2015 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current tax provision of less than $0.7 million and a deferred tax benefit of $0.2 million.  During the three months ended September 30, 2014, we recorded an income tax provision of $3.1 million, consisting of a current and deferred tax provision of $2.2 million and $0.9 million, respectively.

In the third quarter of 2015, we recognized $3.2 million of gain on sales of real estate assets, which consisted primarily of $2.8 million from the sale of an associated center, and $0.4 million related to the sale of an outparcel. We recognized a $0.4 million gain on sale of real estate assets in the third quarter of 2014 for the sale of four outparcels.
Income from discontinued operations for the three months ended September 30, 2014 of $0.1 million includes settlements of estimated expenses based on actual results for other properties sold in previous periods.
Comparison of the Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014
Revenues
Total revenues increased $0.5 million for the nine months ended September 30, 2015 compared to the prior-year period.  Rental revenues and tenant reimbursements increased by $2.4 million due to increases of $13.9 million related to the New Properties and $4.9 million related to the Comparable Properties, partially offset by a decrease of $16.4 million from dispositions. The increase attributable to the Comparable Properties was primarily due to increases in tenant reimbursements and percentage rents.
Our cost recovery ratio for the nine months ended September 30, 2015 was 99.6% compared with 97.8% for the prior-year period, primarily due to a decrease in snow removal costs and janitorial contract expense, partially offset by an increase in real estate tax expense.
The decrease of $1.0 million in management, development and leasing fees was primarily attributable to a decrease of $1.4 million in development and management fee income, partially offset by an increase of $0.5 million in leasing commissions.
Other revenues decreased $0.9 million primarily due to a decrease of $1.9 million in revenue related to our subsidiary that provides security and maintenance services to third parties, which was partially offset by a $0.9 million increase in miscellaneous income.
Operating Expenses
Total operating expenses increased $2.4 million for the nine months ended September 30, 2015 compared to the prior-year period.  Property operating expenses, including real estate taxes and maintenance and repairs, decreased $3.6 million primarily due to a decrease of $7.4 million attributable to the Comparable Properties, partially offset by an increase of $3.8 million related to the New Properties. The decrease related to the Comparable Properties was primarily attributable to increases in real estate taxes and insurance expense, partially offset by decreases in snow removal costs, payroll expense, energy costs and bad debt expense.
The increase in depreciation and amortization expense of $9.4 million resulted from increases of $6.3 million related to the New Properties and $3.1 million attributable to the Comparable Properties. The increase related to the Comparable Properties is primarily due to increases in depreciation expense related to capital expenditures for renovations, redevelopments and deferred maintenance.
General and administrative expenses increased $10.9 million due to increases in legal fees, litigation settlement and related expenses, consulting expenses related to process and technology improvements, and a company-wide bonus paid to employees for exceeding NOI budgets in 2014. As a percentage of revenues, general and administrative expenses were 6.0% and 4.6% for the nine months ended September 30, 2015 and 2014, respectively.
During the nine months ended September 30, 2015, we recorded a non-cash impairment of real estate of $3.7 million, of which $2.6 million related to the disposition of one mall in the second quarter of 2015, $0.9 million was for the sale of two outparcels and $0.2 million related to the sale of a building at a formerly owned mall. See Note 3 and Note 4 to the condensed consolidated financial statements for additional information. During the nine months ended September 30, 2014, we recorded a non-cash impairment of real estate of $17.8 million to reduce the depreciated book value of two malls and a community center to their estimated fair values. See Note 4 to the condensed consolidated financial statements for additional information.
Other expenses decreased $0.1 million due to a $2.2 million decrease in expenses related to our subsidiary that provides security and maintenance services to third parties partially offset by a $2.1 million increase from abandoned projects.
Other Income and Expenses
Interest and other income increased $2.7 million compared to the prior-year period primarily due to an increase of $3.3 million in other income, partially offset by decreases of $0.5 million and $0.2 million related to dividend and interest income, respectively. The $3.3 million increase in other income relates to $4.9 million received as a partial settlement of a lawsuit in the nine months ended September 30, 2015 compared to $1.6 million received in the prior-year period from an insurance claim reimbursement and a partial settlement of litigation.
Interest expense decreased $5.6 million for the nine months ended September 30, 2015 compared to the prior-year period. Interest expense related to property-level debt declined $16.7 million due to dispositions and the retirement of secured debt with borrowings from our lines of credit, partially offset by interest expense on one of the New Properties that is owned in a consolidated joint venture. These declines were also partially offset by an increase in corporate-level debt primarily due to the 2024 Notes that were issued in October 2014, the proceeds of which were used to reduce the outstanding balances on our lines of credit.
During the nine months ended September 30, 2015, we recorded a gain on extinguishment of debt of $0.3 million due to the early retirement of a mortgage loan. During the nine months ended September 30, 2014, we recorded a gain on extinguishment of debt of $60.9 million which consisted of $62.1 million from the transfer of two malls to their respective lenders in settlement of the non-recourse debt secured by the properties, partially offset by a loss of $1.2 million due to a prepayment fee on the early retirement of a mortgage loan.
We recorded a gain on investment of $16.6 million during the nine months ended September 30, 2015 related to the sale of all of our available-for-sale securities.
Equity in earnings of unconsolidated affiliates increased by $1.2 million during the nine months ended September 30, 2015 compared to the prior-year period. The $1.2 million increase consists of $1.7 million of gain recognized for the sale of eight outparcels, which was partially offset by a decrease in base rent at several properties due to store closures related to tenant bankruptcies.
The income tax provision of $2.0 million for the nine months ended September 30, 2015 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current tax provision of $2.1 million and deferred tax benefit of $0.1 million, respectively.  During the nine months ended September 30, 2014, we recorded an income tax provision of $4.3 million, consisting of a current and deferred tax provision of $3.0 million and over $1.2 million, respectively.
In the nine months ended September 30, 2015, we recognized $18.2 million of gain on sales of real estate assets, which consisted primarily of $16.3 million from the sale of two associated centers and $1.9 million associated with the sale of four outparcels. During the nine months ended September 30, 2014, we recognized a $3.5 million gain on sales of real estate assets which consisted of $0.9 million attributable to the sale of a portion of an associated center and $2.6 million for the sale of nine outparcels.
The operating loss from discontinued operations for the nine months ended September 30, 2014 of $0.5 million includes settlements of estimated expenses based on actual results for other properties sold in previous periods. The gain on discontinued operations of $0.1 million for the nine months ended September 30, 2014 relates to true-ups for properties sold in previous periods.
Same-Center Net Operating Income
NOI is a supplemental measure of the operating performance of our shopping centers and other properties. We define NOI as property operating revenues (rental revenues, tenant reimbursements and other income) less property operating expenses (property operating, real estate taxes and maintenance and repairs).
We compute NOI based on the Operating Partnership's pro rata share of both consolidated and unconsolidated properties. We believe that presenting NOI and same-center NOI (described below) based on our Operating Partnership’s pro rata share of both consolidated and unconsolidated Properties is useful since we conduct substantially all of our business through our Operating Partnership and, therefore, it reflects the performance of the Properties in absolute terms regardless of the ratio of ownership interests of our common shareholders and the noncontrolling interest in the Operating Partnership. Our definition of NOI may be different than that used by other companies, and accordingly, our calculation of NOI may not be comparable to that of other companies.
Since NOI includes only those revenues and expenses related to the operations of our shopping center properties, we believe that same-center NOI provides a measure that reflects trends in occupancy rates, rental rates, sales at the malls and operating costs and the impact of those trends on our results of operations. Our calculation of same-center NOI excludes lease termination income, straight-line rent adjustments, and amortization of above and below market lease intangibles in order to enhance the comparability of results from one period to another, as these items can be impacted by one-time events that may distort same-center NOI trends and may result in same-center NOI that is not indicative of the ongoing operations of our shopping center and other properties. Same-center NOI is for real estate properties and does not include the results of operations of our subsidiary that provides janitorial, security and maintenance services.
We include a property in our same-center pool when we have owned all or a portion of the property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year and current year-to-date period. New Properties are excluded from same-center NOI, until they meet this criteria. The only properties excluded from the same-center pool that would otherwise meet this criteria are properties which are under major redevelopment, being considered for repositioning or where we intend to renegotiate the terms of the debt secured by the related property. Lender properties consisted of Gulf Coast Town Center, Triangle Town Center and Triangle Town Place as of September 30, 2015. Properties under major redevelopment as of September 30, 2015 include the Annex at Monroeville and CoolSprings Galleria. Properties where we are considering alternatives to reposition the property include Chesterfield Mall and Wausau Center at September 30, 2015.

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net income for the three and nine month periods ended September 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$44,432	$57,280	$145,968	$165,181
Adjustments: (1)
Depreciation and amortization	82,625	81,296	245,968	238,003
Interest expense	64,359	68,558	198,145	204,876
Abandoned projects expense	2,058	47	2,183	81
Gain on sales of real estate assets	(3,803)	(1,132)	(19,897)	(4,211)
Gain on investment	—	—	(16,560)	—
Gain on extinguishment of debt	—	(18,282)	(256)	(60,942)
Loss on impairment	884	497	3,665	18,434
Income tax provision	448	3,083	2,004	4,266
Lease termination fees	(1,346)	(1,044)	(4,383)	(2,395)
Straight-line rent and above- and below-market lease amortization	(2,455)	(1,340)	(4,856)	(3,028)
Net income attributable to noncontrolling interests in other consolidated subsidiaries	(2,198)	(1,362)	(4,557)	(3,740)
Gain on discontinued operations	—	2	—	(88)
General and administrative expenses	12,995	9,474	46,440	35,583
Management fees and non-property level revenues	(5,877)	(5,328)	(22,914)	(20,249)
Operating Partnership's share of property NOI	192,122	191,749	570,950	571,771
Non-comparable NOI	(13,834)	(13,486)	(36,960)	(39,236)
Total same-center NOI	$178,288	$178,263	$533,990	$532,535

(1)
Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.

Same-center NOI increased less than $0.1 million and $1.5 million for the three and nine month periods ended September 30, 2015, respectively, as compared to the same periods in 2014. NOI was flat for the three months ended September 30, 2015 as compared to the prior-year period as the $2.1 million increase in same-center revenues was offset by a $2.1 million increase in expenses. The $2.1 million increase in revenues includes increases of $0.8 million in tenant reimbursements, $0.7 million in percentage rents due to positive sales growth, $0.4 million in sponsorship and branding income and $0.2 million in minimum rents. These positive increases were offset by a $1.8 million increase in real estate tax expense and a $0.4 million increase in maintenance and repair expense. The slight growth in NOI for the nine months ended September 30, 2015 benefited from an increase of 1.4% in average annual base rents for our same-center stabilized mall portfolio, which was partially offset by a decrease of 1.8% in same-center stabilized mall occupancy. The 0.3% increase in NOI results for the nine month period ended September 30, 2015 was primarily driven by increases of $3.7 million in tenant reimbursements, $1.6 million in percentage rents and $0.5 million in sponsorship and branding income as compared to the prior-year period. These year-to-date increases in same-center NOI revenues were partially offset by a net increase in expenses of $4.6 million, consisting of a $5.3 million increase in real estate taxes, due to higher assessments, partially offset by decreases of $0.7 million in snow removal expense and $0.2 million in property operating expense.

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

(2)
Non-stabilized malls - Malls that are in their initial lease-up phase. After three complete calendar years of operation, they are reclassified on January 1 of the fourth calendar year to the stabilized mall category. Fremaux Town Center, The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Atlanta were classified as non-stabilized malls as of September 30, 2015. The Outlet Shoppes of the Bluegrass, The Outlet Shoppes at Atlanta and The Outlet Shoppes at Oklahoma City were classified as non-stabilized malls as of September 30, 2014.

(3)
Non-core malls - Malls where we have determined that the current format of the property no longer represents the best use of the property and we are in the process of evaluating alternative strategies for the property, which may include major redevelopment or an alternative retail or non-retail format, or after evaluating alternative strategies for the property, we have determined that the property no longer meets our criteria for long-term investment. Similar criteria apply to the classification of an associated center or community center as a non-core property. The steps taken to reposition non-core properties, such as signing tenants to short-term leases, which are not included in occupancy percentages, or leasing to regional or local tenants, which typically do not report sales, may lead to metrics which do not provide relevant information related to the condition of the non-core properties. Therefore, traditional performance measures, such as occupancy percentages and leasing metrics, exclude non-core properties. We had no non-core properties as of September 30, 2015. Columbia Place and Madison Square were classified as non-core malls as of September 30, 2014. Additionally, Madison Plaza, an associated center adjacent to Madison Square, was classified as a non-core property as of September 30, 2014. Columbia Place was conveyed to the lender holding the non-recourse mortgage loan secured by the property in the fourth quarter of 2014. Madison Square and Madison Plaza were sold in the second and third quarters of 2015, respectively.

(4)
Lender malls - Properties for which we are working or intend to work with the lender on the terms of the loan secured by the related property. As of September 30, 2015 and 2014, Gulf Coast Town Center and Triangle Town Center were classified as lender malls. Additionally, Triangle Town Place, an associated center adjacent to Triangle Town Center, was classified a lender property as of September 30, 2015 and 2014. Lender properties are excluded from our same-center pool because they are under cash management agreements with the respective servicers. As such, the servicer controls the cash flow of these properties.

(5)
Major redevelopment/Repositioning - Properties in major redevelopment or where we are considering alternatives to reposition the property. As of September 30, 2015, the Annex at Monroeville and CoolSprings Galleria were under significant redevelopment and Chesterfield Mall and Wausau Center were being considered for repositioning.

We derive the majority of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Nine Months Ended September 30,
	2015	2014
Malls	89.3%	88.0%
Associated centers	3.9%	4.0%
Community centers	1.9%	1.8%
Mortgages, office buildings and other	4.9%	6.2%
Mall Store Sales
Mall store sales include reporting mall tenants of 10,000 square feet or less for stabilized malls and exclude license agreements, which are retail contracts that are temporary or short-term in nature and generally last more than three months but less than twelve months. Same-store sales per square foot increased 4.2% for the quarter ended September 30, 2015 as compared to the prior-year period. Mall store sales for the trailing twelve months ended September 30, 2015 on a comparable per square foot basis increased approximately 4.2% to $371 per square foot compared to $356 per square foot for the trailing twelve months ended September 30, 2014.

Occupancy
Our portfolio occupancy is summarized in the following table (1):

	As of September 30,
	2015	2014
Total portfolio	92.4%	93.7%
Total mall portfolio	91.7%	93.5%
Same-center stabilized malls	91.6%	93.4%
Stabilized malls	91.6%	93.3%
Non-stabilized malls (2)	95.0%	97.4%
Associated centers	93.8%	93.7%
Community centers	96.6%	97.6%

(1)
As noted above, occupancy excludes properties which are non-core, under major redevelopment, being considered for repositioning or where we intend to renegotiate the terms of the debt secured by the related property.

(2)
Represents occupancy for Fremaux Town Center, The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Atlanta as of September 30, 2015 and occupancy for The Outlet Shoppes of the Bluegrass, The Outlet Shoppes at Atlanta and The Outlet Shoppes at Oklahoma City as of September 30, 2014.

While we have made progress in filling the vacancies related to the 175 bankruptcy-related spaces noted previously, the income from re-leasing that space is commencing too late in the year to achieve a higher growth rate in 2015 and many of the re-leased spaces will commence occupancy in 2016. We are forecasting occupancy to end the year 150 to 200 basis points below prior-year levels in the range of 92.7% to 93.2%.
Leasing
The following is a summary of the total square feet of leases signed in the three and nine month periods ended September 30, 2015 as compared to the prior-year period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating portfolio:
New leases	450,982	376,019	1,156,666	1,037,886
Renewal leases	793,329	687,830	2,018,121	2,170,032
Development portfolio:
New leases	31,409	131,993	310,027	547,294
Total leased	1,275,720	1,195,842	3,484,814	3,755,212
Average annual base rents per square foot are based on contractual rents in effect as of September 30, 2015 and 2014, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type (1):

	As of September 30,
	2015	2014
Same-center stabilized malls	$31.04	$30.61
Stabilized malls	30.93	30.74
Non-stabilized malls (2)	25.53	25.25
Associated centers	13.32	12.87
Community centers	15.65	16.09
Office buildings	19.45	19.38

(1)
As noted above, average annual base rents excludes properties which are non-core, under major redevelopment, being considered for repositioning or where we intend to renegotiate the terms of the debt secured by the related property.

(2)
Represents average annual base rents for Fremaux Town Center, The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Atlanta as of September 30, 2015 and average annual base rents for The Outlet Shoppes of the Bluegrass, The Outlet Shoppes at Atlanta and The Outlet Shoppes at Oklahoma City as of September 30, 2014.

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the nine month period ended September 30, 2015 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (1)	% Change Average
Quarter:
All Property Types (2)	460,091	$43.47	$46.63	7.3%	$48.33	11.2%
Stabilized malls	413,804	45.31	48.54	7.1%	50.34	11.1%
New leases	131,289	38.03	44.61	17.3%	47.50	24.9%
Renewal leases	282,515	48.70	50.37	3.4%	51.65	6.1%

Year-to-Date:
All Property Types (2)	1,502,379	$42.78	$45.62	6.6%	$47.20	10.3%
Stabilized malls	1,366,088	44.50	47.37	6.4%	49.04	10.2%
New leases	342,476	40.66	49.77	22.4%	52.84	30.0%
Renewal leases	1,023,612	45.78	46.57	1.7%	47.77	4.3%

(1)	Average gross rent does not incorporate allowable future increases for recoverable common area expenses.

(2)	Includes stabilized malls, associated centers, community centers and office buildings.

New and renewal leasing activity of comparable small shop space of less than 10,000 square feet for the nine month period ended September 30, 2015 based on commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2015:
New	196	536,982	8.57	$46.61	$49.45	$37.27	$9.34	25.1%	$12.18	32.7%
Renewal	548	1,485,827	3.92	41.48	42.57	40.27	1.21	3.0%	2.30	5.7%
Commencement 2015 Total	744	2,022,809	5.14	$42.84	$44.39	$39.48	$3.36	8.5%	$4.91	12.4%

Commencement 2016:
New	21	54,796	8.95	$60.68	$63.51	$51.54	$9.14	17.7%	$11.97	23.2%
Renewal	136	369,277	3.88	45.04	46.00	42.93	2.11	4.9%	3.07	7.2%
Commencement 2016 Total	157	424,073	4.56	$47.06	$48.26	$44.04	$3.02	6.9%	$4.22	9.6%

Total 2015/2016	901	2,446,882	5.04	$43.57	$45.06	$40.27	$3.30	8.2%	$4.79	11.9%
The impact from the bankruptcies of Deb Shops, Wet Seal, Radio Shack, Cache and Body Central resulted in approximately 175 store closures, representing over $16.0 million in gross rents in pro rata income for 2015. Currently, we have 85 leases that are executed or out for signature and an additional 41 leases in active negotiations. Most of these leases will take occupancy late this year or in 2016.

LIQUIDITY AND CAPITAL RESOURCES
We closed on the extension and modification of our three unsecured credit facilities and a new $350 million unsecured term loan in October 2015. The aggregate $1.45 billion of capacity includes two $500 million credit facilities, a $100 million credit facility and a $350 million term loan, representing an increase of $150 million. One of the $500 million facilities matures in October 2019 and has a one-year extension option. The second $500 million facility matures in October 2020. The $100 million facility matures in October 2019 and has a one-year extension option for an outside maturity date of October 2020. The $350 million term loan matures on October 2017 and has two one-year extension options for a final maturity date of October 2019.
The interest rate on each of the three credit facilities was modified to bear interest at an annual rate equal to the one-month, three-month or six-month LIBOR (at the Operating Partnership's election) plus a spread of 87.5 to 155 basis points. The Operating Partnership is required to pay an annual facility fee, to be paid quarterly, which ranges from 0.125% to 0.300%, based on the total capacity of each facility. The interest rate spread and fees on the facilities are determined by our credit ratings. Based on our credit ratings, the facilities would bear interest at a rate equal to LIBOR plus 120 basis points and have a facility fee of 25 basis points, which represents an aggregate 25 basis points improvement over the rate on the previous facilities.
The interest rate on the $350 million term loan bears interest at an annual rate equal to the one-month, three-month or six-month LIBOR (at the Operating Partnership's election) plus a spread of 90 to 175 basis points based on our credit ratings. Based on our current credit ratings, the term loan would bear interest at LIBOR plus 135 basis points.
As of September 30, 2015, we had approximately $832.1 million outstanding on our combined credit facilities leaving approximately $467.9 million of availability. However, by increasing our capacity by $150 million, as noted above, and applying the $350 million under the new unsecured term loan, the outstanding balance on our lines currently approximates $580 million, leaving over $600 million of availability. In the third quarter of 2015, we utilized our unsecured credit facilities to retire an aggregate $382.1 million of loans on five malls. Additionally, we retired a $38.2 million loan on an outlet center with a new $38.5 million 10-year non-recourse loan that bears interest at a fixed-rate of 4.80% as compared to 5.87% on the prior loan. Subsequent to September 30, 2015, we closed on a $276.0 million ($138.0 million at our share) non-recourse loan, secured by a 50/50 joint venture property. Net proceeds were used to retire the outstanding borrowings under the previous $275.7 million ($137.9 million at our share) loan. The new loan bears interest at a fixed-rate of 3.97% as compared to 5.85% under the retired loan.
In September 2015, we received a BBB- investment grade rating with a stable outlook from S&P. The S&P rating is our third credit rating, adding to existing ratings from Moody's and Fitch. We continue to make it a priority to reduce leverage and improve our credit metrics.
We anticipate continued savings in interest expense as we continue to convert secured debt to unsecured borrowings using availability on our credit facilities. Our share of joint venture loans with 2015 maturity dates is $281.9 million. Of this total, we refinanced the $137.9 million loan on Oak Park Mall subsequent to September 30, 2015 and have extension options on an additional $58.1 million of joint venture loans, leaving one $85.9 million joint venture loan with a 2015 maturity date. The $85.9 million loan is our 50/50 share of a $171.8 million loan, secured by Triangle Town Center and Triangle Town Place. We are reviewing options related to this non-recourse loan, which include restructuring the debt and forming a new joint venture or conveying the properties to the lender. We also have one remaining $27.8 million loan on a consolidated property with a 2015 maturity date that we are in discussions with the lender to restructure.
Gulf Coast Town Center in Fort Myers, FL (owned in a 50/50 joint venture) was placed into receivership in September 2015. Foreclosure proceedings have commenced and we anticipate foreclosure could occur prior to year-end.
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

Cash Flows - Operating, Investing and Financing Activities
There was $32.4 million of unrestricted cash and cash equivalents as of September 30, 2015, a decrease of $5.5 million from December 31, 2014. Our cash flow activities are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014	Change
Net cash provided by operating activities	$359,882	$329,334	$30,548
Net cash used in investing activities	(299,604)	(143,413)	(156,191)
Net cash used in financing activities	(65,779)	(206,350)	140,571
Net cash flows	$(5,501)	$(20,429)	$14,928

Cash Provided by Operating Activities
Cash provided by operating activities increased $30.5 million primarily due to the slight increase in same-center NOI, cash flows from the New Properties and litigation settlement income received in the current year, partially offset by decreases in cash flow from dispositions and higher general and administrative expenses. Additionally, cash paid for interest was lower in the current year as we continued our strategy of retiring higher-rate secured debt with lower-rate unsecured debt.
Cash Used in Investing Activities
Cash flows used in investing activities increased by $156.2 million primarily due to the $192.0 million of cash paid to acquire Mayfaire Town Center and Community Center, which was partially offset by a decrease in expenditures related to our development, redevelopment, renovation and expansion programs, an increase in proceeds from the sales of real estate assets and the net proceeds of $20.8 million received from the sale of all our marketable securities.
Cash Used in Financing Activities
Cash flows used in financing activities decreased by $140.6 million primarily due to payments to reduce outstanding borrowings on our lines of credit that were funded through increased cash flows provided by operating activities and the cash proceeds from sales of real estate assets and marketable securities, partially offset by funding the $192.0 million cash purchase price of Mayfaire Town Center and Community Center with borrowings from our lines of credit.

Debt

Debt of the Company

CBL has no indebtedness. Either the Operating Partnership, one of its consolidated subsidiaries or an unconsolidated affiliate in which the Operating Partnership has a direct or indirect ownership interest is the borrower on all of our debt.
CBL is a limited guarantor of the Notes, issued by the Operating Partnership in November 2013 and October 2014, respectively, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. CBL also provides a similar limited guarantee of the Operating Partnership's obligations with respect to our unsecured credit facilities and two unsecured term loans as of September 30, 2015.

Debt of the Operating Partnership

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
September 30, 2015
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$2,753,144	$(110,950)	$665,912	$3,308,106	5.59%
Senior unsecured notes due 2023 (3)	446,054	—	—	446,054	5.25%
Senior unsecured notes due 2024 (4)	299,931	—	—	299,931	4.60%
Other	3,208	(1,604)	—	1,604	3.50%
Total fixed-rate debt	3,502,337	(112,554)	665,912	4,055,695	5.48%
Variable-rate debt:
Non-recourse term loans on operating properties	16,910	(7,007)	2,624	12,527	2.38%
Recourse term loans on operating properties	11,588	—	85,132	96,720	2.29%
Construction loans	8,542	—	30,277	38,819	2.25%
Unsecured lines of credit	832,098	—	—	832,098	1.60%
Unsecured term loans	450,000	—	—	450,000	1.70%
Total variable-rate debt	1,319,138	(7,007)	118,033	1,430,164	1.70%
Total	$4,821,475	$(119,561)	$783,945	$5,485,859	4.49%

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
December 31, 2014
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$3,252,730	$(112,571)	$671,526	$3,811,685	5.54%
Senior unsecured notes due 2023 (3)	445,770	—	—	445,770	5.25%
Senior unsecured notes due 2024 (4)	299,925	—	—	299,925	4.60%
Other	5,639	(2,819)	—	2,820	3.50%
Total fixed-rate debt	4,004,064	(115,390)	671,526	4,560,200	5.45%
Variable-rate debt:
Non-recourse term loans on operating properties	17,121	(7,083)	—	10,038	2.38%
Recourse term loans on operating properties	7,638	—	92,709	100,347	2.29%
Construction loans	454	—	4,067	4,521	2.19%
Unsecured lines of credit	221,183	—	—	221,183	1.56%
Unsecured term loans	450,000	—	—	450,000	1.71%
Total variable-rate debt	696,396	(7,083)	96,776	786,089	1.75%
Total	$4,700,460	$(122,473)	$768,302	$5,346,289	4.91%

(1)	Weighted-average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.

(2)
We had four interest rate swaps with notional amounts outstanding totaling $102,283 as of September 30, 2015 and $105,584 as of December 31, 2014 related to four of our variable-rate loans on operating properties to effectively fix the interest rates on these loans.  Therefore, these amounts are reflected in fixed-rate debt at September 30, 2015 and December 31, 2014.

(3)	Net of unamortized discount of $3,946 and $4,230 as of September 30, 2015 and December 31, 2014, respectively.

(4)	Net of unamortized discount of $69 and $75 as of September 30, 2015 and December 31, 2014, respectively.

As of September 30, 2015, $530.9 million of our pro rata share of consolidated and unconsolidated debt, excluding debt premiums, is scheduled to mature during the remainder of 2015. The $530.9 million that is scheduled to mature in 2015 includes an unsecured line of credit with a balance of $221.2 million, which was modified and extended subsequent to September 30, 2015, and a $137.9 million joint venture loan, which was retired subsequent to September 30, 2015, leaving $171.8 million of debt maturities in 2015 that must be retired or refinanced. The $171.8 million of remaining 2015 debt maturities includes three operating property loans secured by joint venture properties aggregating to $58.1 million that have extensions we may exercise at our election. This leaves two operating property loans aggregating to $113.7 million of debt maturities in 2015 that must be retired or refinanced.
See Note 16 to the condensed consolidated financial statements for information on the financings described above that occurred subsequent to September 30, 2015.
The weighted-average remaining term of our total share of consolidated and unconsolidated debt was 3.8 years at September 30, 2015 and 4.5 years at December 31, 2014. The weighted-average remaining term of our pro rata share of fixed-rate debt was 4.6 years and 4.7 years at September 30, 2015 and December 31, 2014, respectively.
As of September 30, 2015 and December 31, 2014, our pro rata share of consolidated and unconsolidated variable-rate debt represented 26.1% and 14.7%, respectively, of our total pro rata share of debt. The increase is primarily due to higher balances on our lines of credit as we utilized them to finance the purchase of Mayfaire Town Center and Community Center and retire fixed-rate loans with higher interest rates. As of September 30, 2015, our share of consolidated and unconsolidated variable-rate debt represented 16.1% of our total market capitalization (see Equity below) as compared to 8.0% as of December 31, 2014. The increase is primarily due to a decrease in CBL's stock price to $13.75 at September 30, 2015 from $19.42 at December 31, 2014 and an increase in variable-rate debt.
See Note 6 to the condensed consolidated financial statements for additional information concerning the amount and terms of our outstanding indebtedness and compliance with applicable covenants and restrictions as of September 30, 2015.
Mortgages on Operating Properties
Financings
The following table presents loans, secured by the related properties, that were entered into since January 1, 2015:

Date	Property	Consolidated/ Unconsolidated Property	Stated Interest Rate	Maturity Date	Amount Financed
2015:
September	The Outlet Shoppes at Gettysburg (1)	Consolidated	4.80%	October 2025	$38,450
July	Gulf Coast Town Center - Phase III (2)	Unconsolidated	LIBOR + 200	July 2017	7,000

(1)	Proceeds from the loan were used to retire a $38,112 fixed-rate loan that was due to mature in February 2016.

(2)	The loan was amended and extended to July 2017. As part of the refinancing agreement, the loan is no longer guaranteed by the Operating Partnership.
Subsequent to September 30, 2015, CBL/T-C, LLC closed on an operating property loan. See Note 16 to the condensed consolidated financial statements for more information.
Loan Repayments
We have repaid the following loans, secured by the related properties, since January 1, 2015:

Date	Property	Consolidated/ Unconsolidated Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
2015:
September	The Outlet Shoppes at Gettysburg (2)	Consolidated	5.87%	February 2016	$38,112
September	Eastland Mall	Consolidated	5.85%	December 2015	59,400
July	Brookfield Square	Consolidated	5.08%	November 2015	86,621
July	CherryVale Mall	Consolidated	5.00%	October 2015	77,198
July	East Towne Mall	Consolidated	5.00%	November 2015	65,856
July	West Towne Mall	Consolidated	5.00%	November 2015	93,021
May	Imperial Valley Mall	Consolidated	4.99%	September 2015	49,486

(1)	We retired the loans with borrowings from our credit facilities unless otherwise noted.

(2)	The joint venture retired the loan with proceeds from a $38,450 fixed-rate non-recourse mortgage loan.

Subsequent to September 30, 2015, CBL/T-C, LLC retired an operating property loan. See Note 16 to the condensed consolidated financial statements for further information.
Other
In September 2015, the lender of the non-recourse mortgage loan secured by Phases I and II of Gulf Coast Town Center in Ft. Myers, FL sent a formal notice of default and initiated foreclosure proceedings. Gulf Coast Town Center generates insufficient cash flow to cover the debt service on the mortgage, which had a balance of $190.8 million (of which our 50.0% share was $95.4 million) at September 30, 2015 and a contractual maturity date of July 2017. In the third quarter of 2015, the lender on the loan began receiving the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments.
Construction Loans
Financings
The following table presents the construction loans, secured by the related properties, that were entered into since January 1, 2015:

Date	Property	Stated Interest Rate	Maturity Date	Amount Financed
2015:
July	The Outlet Shoppes of the Bluegrass - Phase II (1)	LIBOR + 2.50%	July 2020	$11,320
May	The Outlet Shoppes at Atlanta - Phase II (1)	LIBOR + 2.50%	December 2019	6,200

(1)
The Operating Partnership has guaranteed 100% of the loan, of this 65/35 joint venture, which had an outstanding balance of $5,701 at September 30, 2015. The guaranty will terminate once construction is complete and certain debt and operational metrics are met on this expansion. The interest rate will be reduced to a spread of LIBOR plus 2.35% once certain debt service and operational metrics are met.

(2)
The Operating Partnership has guaranteed 100% of the loan, of this 75/25 joint venture, which had an outstanding balance of $2,841 at September 30, 2015. The guaranty will terminate once construction is complete and certain debt and operational metrics are met on this expansion as well as the parcel development project at The Outlet Shoppes at Atlanta as both loans are cross-collateralized. The interest rate will be reduced to a spread of LIBOR plus 2.35% once certain debt service and operational metrics are met.

Interest Rate Hedging Instruments
As of September 30, 2015, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Instrument Type	Location in Condensed Consolidated Balance Sheet	Notional Amount Outstanding	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 9/30/15	Fair Value at 12/31/14	Maturity Date
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$49,438 (amortizing to $48,337)	1-month LIBOR	2.149%	$(460)	$(1,064)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$30,963 (amortizing to $30,276)	1-month LIBOR	2.187%	(294)	(681)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$11,571 (amortizing to $11,313)	1-month LIBOR	2.142%	(107)	(248)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$10,311 (amortizing to $10,083)	1-month LIBOR	2.236%	(101)	(233)	April 2016
					$(962)	$(2,226)
Equity
During the nine months ended September 30, 2015, we paid dividends of $169.2 million to holders of CBL's common stock and preferred stock, as well as $34.3 million in distributions to the noncontrolling interest investors in the Operating Partnership and other consolidated subsidiaries. The Operating Partnership paid distributions of $33.7 million and $157.9 million on the preferred units and common units, respectively, as well as distributions of $11.9 million to the noncontrolling interests in other consolidated subsidiaries.
On August 25, 2015, we announced a third quarter 2015 common stock dividend of $0.265 per share payable in cash that was paid on October 15, 2015. On May 28, 2015, we announced a second quarter 2015 common stock dividend of $0.265 per share payable in cash that was paid on July 16, 2015. On February 26, 2015, we announced a first quarter 2015 common stock dividend of $0.265 per share payable in cash that was paid on April 15, 2015. Future dividends payable will be determined by our Board of Directors based upon circumstances at the time of declaration.

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

We have not sold any shares under the ATM program since 2013. The net proceeds from the ATM sales were used to reduce the balances on our credit facilities. Since the commencement of the ATM program, CBL has issued 8,419,298 shares of common stock, at a weighted-average sales price of $25.12 per share, and approximately $88.5 million remains available that may be sold under this program. Actual future sales under this program, if any, will depend on a variety of factors including but not limited to market conditions, the trading price of CBL's common stock and our capital needs. We have no obligation to sell the remaining shares available under the ATM program.
Common Stock Repurchase Program
In July 2015, CBL's Board of Directors authorized a common stock repurchase program. Under the program, we may purchase up to $200.0 million of CBL's common stock from time to time, in the open market, in privately negotiated transactions or otherwise, depending on market prices and other conditions, through August 31, 2016. We expect to utilize a portion of excess proceeds from asset dispositions to fund repurchases. We are not obligated to repurchase any shares of stock under the program and we may terminate the program at any time. As of September 30, 2015, no shares were repurchased under the program.
Debt-To-Total Market Capitalization
Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value of equity) ratio was 61.9% at September 30, 2015, compared to 56.2% at September 30, 2014. The increase in the debt-to-market capitalization ratio is primarily due to a decrease in CBL's stock price to $13.75 at September 30, 2015 from $17.90 at September 30, 2014. Our debt-to-market capitalization ratio at September 30, 2015 was computed as follows (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	199,751	$13.75	$2,746,576
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00	453,750
6.625% Series E Cumulative Redeemable Preferred Stock	690	250.00	172,500
Total market equity			3,372,826
Company’s share of total debt			5,485,859
Total market capitalization			$8,858,685
Debt-to-total-market capitalization ratio			61.9%

(1)
Stock price for common stock and Operating Partnership units equals the closing price of CBL's common stock on September 30, 2015. The stock prices for the preferred stock represent the liquidation preference of each respective series of preferred stock.

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
The following table, which excludes expenditures for developments and expansions, summarizes these capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three and nine month period ended September 30, 2015 compared to the same period in 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Tenant allowances (1)	$17,685	$10,275	$49,725	$34,054

Renovations	11,227	6,130	23,273	15,441

Deferred maintenance:
Parking lot and parking lot lighting	10,689	17,325	18,136	23,263
Roof repairs and replacements	545	1,904	2,654	3,086
Other capital expenditures	4,610	4,351	6,769	6,238
Total deferred maintenance	15,844	23,580	27,559	32,587

Capitalized overhead	971	1,047	4,680	3,778

Capitalized interest	909	1,846	3,141	4,712

Total capital expenditures	$46,636	$42,878	$108,378	$90,572

(1)	Tenant allowances primarily relate to new leases. Tenant allowances related to renewal leases were not material for the periods presented.
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

Developments and Expansions
The following tables summarize our development projects as of September 30, 2015:

Properties Opened During the Nine Months Ended September 30, 2015
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Opening Date	Initial Unleveraged Yield
Community Center:
Parkway Plaza	Fort Oglethorpe, GA	100%	134,050	$17,325	$16,156	March-15	9.0%

Mall/Outlet Center Expansions:
Mid Rivers Mall - Planet Fitness	St Peters, MO	100%	13,068	2,576	2,586	May-15	13.8%
The Outlet Shoppes at Atlanta - Parcel Development	Woodstock, GA	75%	9,600	2,657	2,714	May-15	9.3%
			22,668	5,233	5,300

Community Center Expansions:
Hammock Landing - Academy Sports	West Melbourne, FL	50%	63,092	4,952	3,350	March-15	8.6%
Statesboro Crossing - Phase II (ULTA)	Statesboro, GA	50%	10,000	1,246	885	September-15	8.1%
			73,092	6,198	4,235

Mall Redevelopments:
Hickory Point Mall - JCP Redevelopment (Hobby Lobby)	Forsyth, IL	100%	60,000	2,764	2,224	July-15	10.7%
Janesville Mall - JCP Redevelopment (Dick's Sporting Goods/ULTA)	Janesville, WI	100%	149,522	11,091	8,511	September-15	8.4%
Meridian Mall - Gordmans	Lansing, MI	100%	50,000	7,193	5,438	July-15	10.3%
Northgate Mall - Streetscape/ULTA	Chattanooga, TN	100%	50,852	8,989	6,549	September-15	10.5%
			310,374	30,037	22,722

Total Properties Opened			540,184	$58,793	$48,413

(1)	Total cost is presented net of reimbursements to be received.

(2)	Cost to date does not reflect reimbursements until they are received.

Parkway Plaza, our newest community center, opened in March 2015 and includes Hobby Lobby, Marshall's and PETCO as anchors. Additionally, Academy Sports opened this spring at our open-air center in West Melbourne, FL, joining Carmike, which opened in August 2014.
We also have former JC Penney spaces we redeveloped at Hickory Point Mall and Janesville Mall during the quarter.

Properties Under Development at September 30, 2015
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Expected Opening Date	Initial Unleveraged Yield
Community Center:
Ambassador Town Center	Lafayette, LA	65%	438,230	$39,847	$21,114	Spring-16	8.8%

Community Center Expansion:
High Pointe Commons - Petco	Harrisburg, PA	50%	12,885	2,025	30	Spring-16	10.5%

Mall/Outlet Center Expansions:
Fremaux Town Center - Phase II	Slidell, LA	65%	281,032	24,684	17,960	October-15	9.7%
Kirkwood Mall-Self Development (Panera Bread, Verizon, Caribou Coffee)	Bismarck, ND	100%	12,500	3,820	3,893	Fall-15/ Spring-16	10.5%
The Outlet Shoppes of the Bluegrass - Phase II	Simpsonville, KY	65%	53,378	7,671	5,126	Fall-15	11.0%
The Outlet Shoppes at Atlanta - Phase II	Woodstock, GA	75%	32,944	4,174	2,498	Fall-15	13.9%
Sunrise Mall - Dick's Sporting Goods	Brownsville, TX	100%	50,000	8,278	4,198	October-15	8.8%
			429,854	48,627	33,675

Mall Redevelopments:
Brookfield Square - Sears Redevelopment (Blackfin Ameripub, Jason's Deli)	Brookfield, WI	100%	21,814	7,700	5,978	Fall-15	8.0%
CoolSprings Galleria - Sears Redevelopment (American Girl, Cheesecake Factory)	Nashville, TN	50%	182,163	33,199	21,499	May-15/Summer-16	7.0%
Northpark Mall - (Dunham's Sports)	Joplin, MO	100%	80,524	3,362	628	Summer-16	9.5%
Oak Park Mall - Self Development	Overland Park, KS	50%	6,735	1,207	42	Summer-16	8.2%
Randolph Mall - JCP Redevelopment (Ross/ULTA)	Asheboro, NC	100%	33,796	4,372	155	Summer-16	7.8%
Regency Square - Sears (Dunham's Sports)	Racine, WI	100%	89,119	3,404	2,330	Fall-15	9.0%
			414,151	53,244	30,632

Total Properties Under Development			1,295,120	$143,743	$85,451

(1)	Total cost is presented net of reimbursements to be received.

(2)	Cost to date does not reflect reimbursements until they are received.
Construction continues on Ambassador Town Center, our joint venture community center development in Lafayette, LA. The center will be anchored by Costco, Dick's Sporting Goods, Field & Stream, Marshall's, HomeGoods and Nordstrom Rack. The project is currently 95% leased or committed.
We have several expansion projects underway at our malls. Subsequent to the quarter-end, we celebrated the grand opening of the second phase of Fremaux Town Center, anchored by Dillard's and featuring other fashion-oriented shops such as Ann Taylor LOFT, Chico's, Aveda and Francesca's. Phase II expansion projects at two of our outlet centers are scheduled to open in November. The expansion at The Outlet Shoppes of the Bluegrass will include H&M and The Limited Outlet in addition to other retailers. In Atlanta, the expansion consists of Gap, Banana Republic and other retailers.
We have six mall redevelopment projects currently under construction. Several of these projects involve former Sears and JC Penney stores, which afford us the opportunity to revitalize these spaces with a new mix of tenants and enhance the value of our properties. Our Sears redevelopment project at CoolSprings Galleria features American Girl, H&M, King's, and ULTA as well as restaurants Connor's Steakhouse and Kona Grill. A portion of this project opened in March 2015. A new restaurant district is being developed at Brookfield Square in the 21,000-square-feet of the Sears store we leased back. Additionally, we are redeveloping a former Sears space at Regency Mall for its new anchor, Dunham's Sports. At Randolph Mall, we are developing Ross and ULTA in the former JC Penney location.
We own land and hold options to acquire certain development properties owned by third parties.  Except for the projects presented above, we do not have any other material capital commitments as of September 30, 2015.

Acquisition
In the second quarter of 2015, we acquired Mayfaire Town Center and Community Center located in Wilmington, NC for $192.0 million in cash.
Off-Balance Sheet Arrangements
Unconsolidated Affiliates
We have ownership interests in 19 unconsolidated affiliates as of September 30, 2015 that are described in Note 5 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as “Investments in Unconsolidated Affiliates.”  The following are circumstances when we may consider entering into a joint venture with a third party:

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
The following table represents our guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 (in thousands):

	As of September 30, 2015							Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership		Maximum Guaranteed Amount	Debt Maturity Date (1)		9/30/2015	12/31/2014
West Melbourne I, LLC - Phase I	50%	$39,667	25%		$9,917	Nov-2015	(2)	$99	$101
West Melbourne I, LLC - Phase II	50%	16,757	N/A	(3)	8,700	Nov-2015	(2)	87	87
Port Orange I, LLC	50%	59,108	25%		14,777	Nov-2015	(2)	148	153
JG Gulf Coast Town Center, LLC - Phase III	50%	5,248	—%	(4)	—	Jul-2017		—	—
Fremaux Town Center JV, LLC - Phase I	65%	40,530	15%	(5)	6,207	Aug-2016	(6)	62	236
Fremaux Town Center JV, LLC - Phase II	65%	20,304	50%	(7)	16,050	Aug-2016	(6)	161	161
Ambassador Town Center JV, LLC	65%	12,063	100%	(8)	46,201	Dec-2017	(9)	462	482
Ambassador Infrastructure, LLC	65%	5,016	100%	(10)	11,700	Dec-2017	(9)	177	177
			Total guaranty liability					$1,196	$1,397

(1)	Excludes any extension options.

(2)	The loan has two one-year extension options, which are at the unconsolidated affiliate's election, for an outside maturity date of November 2017.

(3)
In the fourth quarter of 2014, the loan was amended and restated to add funding for the construction of Academy Sports. The guaranty was also amended to cap the maximum guaranteed amount at $8,700 unless a monetary default event occurs related to Carmike Cinema or Academy Sports. The guaranty will be reduced to 25% once Academy Sports is operational and paying contractual rent.

(4)	The guaranty was removed when the loan was refinanced in July 2015. See Note 5 to the condensed consolidated financial statements for more information.

(5)
We received a 1% fee for this guaranty when the loan was issued in March 2013. In the second quarter of 2015, the guaranty was reduced to 15% as the requirement of being open for one year was met, LA Fitness opened and began paying contractual rent and a debt service coverage ratio of 1.30 to 1.00 was achieved.

(6)	The loan has two one-year extension options, which are at the unconsolidated affiliate's election, for an outside maturity date of August 2018.

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

(8)
We received a 1% fee for this guaranty when the loan was issued in December 2014. Once construction is complete, the guaranty will be reduced to 50%. The guaranty will be further reduced from 50% to 15% once the construction of Ambassador Town Center and its related infrastructure improvements is complete as well as upon the attainment of certain debt service and operational metrics.

(9)	The loan has two one-year extension options, which are the joint venture's election, for an outside maturity date of December 2019.

(10)
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

We have guaranteed the lease performance of YTC, an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22.0 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to $10.0 million. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $15.6 million as of September 30, 2015.  We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty.  We did not include an obligation for this guaranty because we determined that the fair value of the guaranty was not material as of September 30, 2015 and December 31, 2014.

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
Our Annual Report on Form 10-K for the year ended December 31, 2014 contains a discussion of our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these policies and estimates during the nine months ended September 30, 2015. Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Funds From Operations
Funds from Operations ("FFO") is a widely used measure of the operating performance of real estate companies that supplements net income (loss) determined in accordance with GAAP. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) (computed in accordance with GAAP) excluding gains or losses on sales of depreciable operating properties and impairment losses of depreciable properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures and noncontrolling interests. Adjustments for unconsolidated partnerships, joint ventures and noncontrolling interests are calculated on the same basis. We define FFO as defined above by NAREIT less dividends on preferred stock of the Company or distributions on preferred units of the Operating Partnership, as applicable. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.
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
We present both FFO allocable to Operating Partnership common unitholders and FFO allocable to common shareholders, as we believe that both are useful performance measures.  We believe FFO allocable to Operating Partnership common unitholders is a useful performance measure since we conduct substantially all of our business through our Operating Partnership and, therefore, it reflects the performance of the properties in absolute terms regardless of the ratio of ownership interests of our common shareholders and the noncontrolling interest in our Operating Partnership.  We believe FFO allocable to common shareholders is a useful performance measure because it is the performance measure that is most directly comparable to net income (loss) attributable to common shareholders.
In our reconciliation of net income attributable to common shareholders to FFO allocable to Operating Partnership common unitholders that is presented below, we make an adjustment to add back noncontrolling interest in income (loss) of our Operating Partnership in order to arrive at FFO of the Operating Partnership common unitholders.  We then apply a percentage to FFO of the Operating Partnership common unitholders to arrive at FFO allocable to common shareholders. The percentage is computed by taking the weighted-average number of common shares outstanding for the period and dividing it by the sum of the weighted-average number of common shares and the weighted-average number of Operating Partnership units held by noncontrolling interests during the period.
FFO does not represent cash flows from operations as defined by GAAP, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income (loss) for purposes of evaluating our operating performance or to cash flow as a measure of liquidity.
Adjusted FFO for the quarter ended September 30, 2015 increased 2.1% as compared to the prior-year period. Adjusted FFO for the nine months ended September 30, 2015 increased 0.4% as compared to the same period in 2014. The increase in adjusted FFO, in both the three and nine month periods ended September 30, 2015, was primarily due to income from new properties and a reduction in interest expense, which was partially offset by lost income from sold properties and increases in general and administrative expenses.
During the three months ended September 30, 2015, we recognized $0.3 million of expense related to a litigation settlement. Additionally, during the nine months ended September 30, 2015, we recognized a $16.6 million gain on investment related to the sale of marketable securities, a $0.3 million gain on extinguishment of debt and received income of $1.3 million, net of related expense, as a partial settlement of ongoing litigation. During the three months ended September 30, 2014, we recognized an $18.3 million gain upon the conveyance of Chapel Hill Mall to the lender through a deed-in-lieu of foreclosure and recorded $1.5 million of non-cash default interest. FFO, as adjusted for the nine months ended September 30, 2014, excludes a $59.4 million gain on the extinguishment of debt, net of non-cash default interest expense, primarily related to the conveyance of Chapel Hill Mall and the foreclosure of Citadel Mall. It also excludes $0.8 million received as a partial settlement of ongoing litigation. Considering the significance and nature of these items, we believe it is important to identify the impact of these changes on our FFO measures for a reader to have a complete understanding of our results of operations. Therefore, we have also presented FFO, as adjusted, excluding these items.

The reconciliation of net income attributable to common shareholders to FFO allocable to Operating Partnership common unitholders is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to common shareholders	$26,346	$38,119	$91,959	$108,925
Noncontrolling interest in income of Operating Partnership	4,665	6,576	15,783	18,847
Depreciation and amortization expense of:
Consolidated properties	74,045	72,488	221,550	212,180
Unconsolidated affiliates	10,734	10,537	31,354	30,654
Non-real estate assets	(711)	(628)	(2,284)	(1,825)
Noncontrolling interests' share of depreciation and amortization	(2,154)	(1,729)	(6,936)	(4,831)
Loss on impairment	884	497	3,665	18,434
Gain on depreciable property, net of tax	(2,849)	(3)	(15,045)	(937)
Gain on discontinued operations, net of tax	—	1	—	(86)
FFO allocable to Operating Partnership common unitholders	110,960	125,858	340,046	381,361
Litigation settlements, net of related expenses (1)	325	—	(1,329)	(800)
Gain on investment	—	—	(16,560)	—
Non cash default interest expense	—	1,514	—	1,514
Gain on extinguishment of debt	—	(18,282)	(256)	(60,942)
FFO allocable to Operating Partnership common unitholders, as adjusted	$111,285	$109,090	$321,901	$321,133

FFO per diluted share	$0.56	$0.63	$1.70	$1.91

FFO, as adjusted, per diluted share	$0.56	$0.55	$1.61	$1.61

Weighted-average common and potential dilutive common shares outstanding with Operating Partnership units fully converted	199,751	199,631	199,758	199,699

(1)
Litigation settlement is included in Interest and Other Income in the Condensed Consolidated Statements of Operations. Litigation expense, including settlements paid, is included in General and Administrative expense in the Condensed Consolidated Statements of Operations.

The reconciliation of diluted EPS to FFO per diluted share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Diluted EPS attributable to common shareholders	$0.15	$0.22	$0.54	$0.64
Eliminate amounts per share excluded from FFO:
Depreciation and amortization expense, including amounts from consolidated properties, unconsolidated affiliates, non-real estate assets and excluding amounts allocated to noncontrolling interests	0.42	0.41	1.22	1.18
Loss on impairment	—	—	0.01	0.09
Gain on depreciable property, net of tax	(0.01)	—	(0.07)	—
FFO per diluted share	$0.56	$0.63	$1.70	$1.91

The reconciliations of FFO allocable to Operating Partnership common unitholders to FFO allocable to common shareholders, including and excluding the net litigation settlements, gain on investment and gain on extinguishment of debt, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
FFO allocable to Operating Partnership common unitholders	$110,960	$125,858	$340,046	$381,361
Percentage allocable to common shareholders (1)	85.35%	85.29%	85.35%	85.25%
FFO allocable to common shareholders	$94,704	$107,344	$290,229	$325,110

FFO allocable to Operating Partnership common unitholders, as adjusted	$111,285	$109,090	$321,901	$321,133
Percentage allocable to common shareholders (1)	85.35%	85.29%	85.35%	85.25%
FFO allocable to common shareholders, as adjusted	$94,982	$93,043	$274,743	$273,766

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

Interest Rate Risk

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at September 30, 2015, a 0.5% increase or decrease in interest rates on variable-rate debt would decrease or increase annual cash flows by approximately $7.2 million and $2.2 million, respectively, and increase or decrease annual interest expense, after the effect of capitalized interest, by approximately $7.0 million and $2.1 million, respectively.

Based on our proportionate share of total consolidated and unconsolidated debt at September 30, 2015, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $85.2 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $87.2 million.

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
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)

CBL & ASSOCIATES LIMITED PARTNERSHIP

By: CBL HOLDINGS I, INC., its general partner

/s/ Farzana K. Mitchell
_____________________________________
Farzana K. Mitchell
Executive Vice President -
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)

Date: November 9, 2015

INDEX TO EXHIBITS

Exhibit Number	Description
10.13.5	Third Modification to Amended and Restated Loan Agreement by and among the Operating Partnership, the Company and First Tennessee Bank National Association, et al., dated October 20, 2015
10.18.2	First Amendment to Term Loan Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank National Association, et al., dated October 16, 2015
10.22	Term Loan Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et al., dated October 16, 2015
10.23	Fourth Amended and Restated Credit Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et al., dated October 16, 2015
10.24	Ninth Amended and Restated Credit Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et al., dated October 16, 2015
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of CBL & Associates Properties, Inc.
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of CBL & Associates Limited Partnership
12.3	Computation of Ratio of Earnings to Fixed Charges of CBL & Associates Properties, Inc.
12.4	Computation of Ratio of Earnings to Fixed Charges of CBL & Associates Limited Partnership
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