Form 10-K
period 2015-12-31
CBL & ASSOCIATES PROPERTIES INC; CBL & ASSOCIATES LIMITED PARTNERSHIP
filed 2016-02-29
CIK 910612, 915140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

The aggregate market value of the 166,972,786 shares of CBL & Associates Properties, Inc.'s common stock held by non-affiliates of the registrant as of June 30, 2015 was $2,704,959,133, based on the closing price of $16.20 per share on the New York Stock Exchange on June 30, 2015. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)

As of February 22, 2016, 170,517,199 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CBL & Associates Properties, Inc.’s Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2015 of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the "Company" mean CBL & Associates Properties, Inc. and its subsidiaries. References to the "Operating Partnership" mean CBL & Associates Limited Partnership and its subsidiaries. The terms "we," "us" and "our" refer to the Company or the Company and the Operating Partnership collectively, as the context requires.
The Company is a real estate investment trust ("REIT") whose stock is traded on the New York Stock Exchange. The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At December 31, 2015, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 84.3% limited partner interest for a combined interest held by the Company of 85.3%.
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
The Company’s Business
We are a self-managed, self-administered, fully integrated REIT. We own, develop, acquire, lease, manage, and operate regional shopping malls, open-air and mixed-use centers, outlet centers, associated centers, community centers and office properties. Our Properties are located in 27 states, but are primarily in the southeastern and midwestern United States. We have elected to be taxed as a REIT for federal income tax purposes.
We conduct substantially all of our business through the Operating Partnership. We are the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. CBL Holdings I, Inc. is the sole general partner of the Operating Partnership. At December 31, 2015, CBL Holdings I, Inc. owned a 1.0% general partner interest and CBL Holdings II, Inc. owned an 84.3% limited partner interest in the Operating Partnership, for a combined interest held by us of 85.3%.
As of December 31, 2015, we owned interests in the following Properties:

	Malls (1)	Associated Centers	Community Centers	Office Buildings (2)	Total
Consolidated Properties	72	21	6	8	107
Unconsolidated Properties (3)	10	4	4	5	23
Total	82	25	10	13	130

(1)	Category consists of regional malls, open-air centers and outlet centers (including one mixed-use center) (the "Malls").

(2)	Includes CBL's corporate office buildings.

(3)	The Operating Partnership accounts for these investments using the equity method because one or more of the other partners have substantive participating rights.
At December 31, 2015, we had interests in the following Properties under development ("Construction Properties"):

	Consolidated Properties	Unconsolidated Properties
	Malls	Malls	Community Centers
Development	—	—	1
Expansions	1	—	1
Redevelopments	2	2	—
We also hold options to acquire certain development properties owned by third parties.
As of December 31, 2015, we owned mortgages on five Properties, each of which is collateralized by either a first mortgage, a second mortgage or by assignment of 100% of the ownership interests in the underlying real estate and related improvements (the “Mortgages”).
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
Revenues are primarily derived from leases with retail tenants and generally include fixed minimum rents, percentage rents based on tenants’ sales volumes and reimbursements from tenants for expenditures related to real estate taxes, insurance, common area maintenance and other recoverable operating expenses, as well as certain capital expenditures. We also generate revenues from management, leasing and development fees, sponsorships, sales of peripheral land at the Properties and from sales of operating real estate assets when it is determined that we can realize an appropriate value for the assets. Proceeds from such sales are generally used to retire related indebtedness or reduce outstanding balances on our credit facilities.
The following terms used in this Annual Report on Form 10-K will have the meanings described below:

▪	GLA – refers to gross leasable area of retail space in square feet, including Anchors and Mall tenants.

▪	Anchor – refers to a department store, other large retail store or theater greater than or equal to 50,000 square feet.

▪	Junior Anchor - non-traditional department store, retail store or theater comprising more than 20,000 square feet and less than 50,000 square feet.

▪	Freestanding – Property locations that are not attached to the primary complex of buildings that comprise the Mall shopping center.

▪	Outparcel – land used for freestanding developments, such as retail stores, banks and restaurants, which are generally on the periphery of the Properties.

▪	2024 Notes - $300 million of senior unsecured notes issued by the Operating Partnership in October 2014 that bear interest at 4.60% and mature on October 15, 2024.

▪
2023 Notes - $450 million of senior unsecured notes issued by the Operating Partnership in November 2013 that bear interest at 5.25% and mature on December 1, 2023 and, collectively with the 2024 Notes, (the "Notes").

Significant Markets and Tenants
Top Five Markets
Our top five markets, based on percentage of total revenues, were as follows for the year ended December 31, 2015:

Market	Percentage of Total Revenues
St. Louis, MO	7.4%
Chattanooga, TN	4.0%
Lexington, KY	3.2%
Madison, WI	3.2%
Laredo, TX	2.6%

Top 25 Tenants
Our top 25 tenants based on percentage of total revenues were as follows for the year ended December 31, 2015:

	Tenant	Number of Stores	Square Feet	Percentage of Total Annualized Revenues
1	L Brands, Inc. (1)	162	860,953	3.44%
2	Signet Jewelers Limited (2)	218	325,882	2.84%
3	Ascena Retail Group, Inc. (3)	214	1,083,122	2.60%
4	Foot Locker, Inc.	136	590,827	2.33%
5	AE Outfitters Retail Company	80	493,051	1.99%
6	Dick's Sporting Goods, Inc. (4)	28	1,524,370	1.69%
7	Genesco Inc. (5)	192	306,878	1.69%
8	The Gap, Inc.	69	764,807	1.69%
9	Express Fashions	45	366,176	1.22%
10	Abercrombie & Fitch, Co.	54	366,613	1.21%
11	Luxottica Group, S.P.A. (6)	120	266,372	1.21%
12	JC Penney Company, Inc. (7)	61	6,980,160	1.20%
13	Forever 21 Retail, Inc.	25	466,386	1.17%
14	Finish Line, Inc.	61	315,906	1.13%
15	Charlotte Russe Holding, Inc.	55	353,959	1.08%
16	The Buckle, Inc.	52	266,935	1.03%
17	Best Buy Co., Inc. (8)	63	548,312	0.99%
18	Aeropostale, Inc.	69	262,303	0.97%
19	Claire's Stores, Inc.	112	140,054	0.82%
20	New York & Company, Inc.	42	281,919	0.80%
21	Shoe Show, Inc.	51	640,385	0.78%
22	Barnes & Noble Inc.	20	604,028	0.77%
23	The Children's Place Retail Stores, Inc.	61	265,624	0.77%
24	Cinemark	10	524,772	0.75%
25	H&M	27	552,089	0.74%
		2,027	19,151,883	34.91%

(1)	L Brands, Inc. operates Victoria's Secret, PINK and Bath & Body Works.
(2)
Signet Jewelers Limited operates Kay Jewelers, Marks & Morgan, JB Robinson, Shaw's Jewelers, Osterman's Jewelers, LeRoy's Jewelers, Jared Jewelers, Belden Jewelers, Ultra Diamonds, Rogers Jewelers, Zales, Peoples and Piercing Pagoda.

(3)	Ascena Retail Group, Inc. operates Justice, Dressbarn, Maurices, Lane Bryant and Catherines. In September 2015, Ascena acquired Ann Inc. which operates Ann Taylor, LOFT, and Lou & Grey.
(4)	Dick's Sporting Goods, Inc. operates Dick's Sporting Goods, Golf Galaxy and Field & Stream stores.
(5)	Genesco Inc. operates Journey's, Underground by Journeys, Hat World, Lids, Hat Zone, and Cap Factory stores.
(6)	Luxottica Group, S.P.A. operates Lenscrafters, Sunglass Hut, and Pearle Vision.
(7)	JC Penney Co., Inc. owns 31 of these stores. The above chart includes one store that was closed as of December 31, 2015 but where JC Penney remains obligated for rent under the terms of the lease.
(8)	Best Buy Co., Inc. operates Best Buy and Best Buy Mobile.
Growth Strategy
Our objective is to achieve growth in funds from operations (see page 76 for a discussion of funds from operations) and reduce our overall cost of debt and equity by maximizing same-center net operating income ("NOI"), total earnings before income taxes, depreciation and amortization ("EBITDA") and cash flows through a variety of methods as further discussed below.

Leasing, Management and Marketing
Our objective is to maximize cash flows from our existing Properties through:

▪	aggressive leasing that seeks to increase occupancy and facilitate an optimal merchandise mix,

▪	originating and renewing leases at higher gross rents per square foot compared to the previous lease,

▪	merchandising, marketing, sponsorship and promotional activities and

▪	actively controlling operating costs.
Redevelopments
Redevelopments represent situations where we capitalize on opportunities to add incremental square footage or increase the productivity of previously occupied space through aesthetic upgrades, retenanting and/or changing the use of the space. Many times, redevelopments result from acquiring possession of Anchor space (such as former Sears and JC Penney stores) and subdividing it into multiple spaces. The following presents the redevelopments we completed during 2015 and those under construction at December 31, 2015 (dollars in thousands):

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Actual/ Expected Opening Date	Initial Unleveraged Yield
Completed in 2015:
Mall Redevelopments:
Brookfield Square - Sears Redevelopment (Blackfin Ameripub, Jason's Deli)	Brookfield, WI	100%	21,814	$7,700	$6,102	Fall-15	8.0%
Hickory Point Mall - JCP Redevelopment (Hobby Lobby)	Forsyth, IL	100%	60,000	2,764	2,224	July-15	10.7%
Janesville Mall - JCP Redevelopment (Dick's Sporting Goods/ULTA)	Janesville, WI	100%	149,522	11,091	9,428	September-15	8.4%
Meridian Mall - Gordmans	Lansing, MI	100%	50,000	7,193	6,043	July-15	10.3%
Northgate Mall - Streetscape/ULTA	Chattanooga, TN	100%	50,852	8,989	6,746	September-15	10.5%
Regency Mall - Sears (Dunham's Sports)	Racine, WI	100%	89,119	3,404	2,851	Fall-15	9.0%
Total Redevelopments Completed			421,307	$41,141	$33,394

Currently under construction:
Mall Redevelopments:
CoolSprings Galleria - Sears Redevelopment (American Girl, Cheesecake Factory)	Nashville, TN	50%	182,163	$32,816	$22,701	May-15/ Summer-16	7.4%
Northpark Mall - Dunham's Sports	Joplin, MO	100%	80,524	3,362	713	Summer-16	9.5%
Oak Park Mall - Self Development	Overland Park, KS	50%	6,735	1,210	429	Summer-16	8.2%
Randolph Mall - JCP Redevelopment (Ross/ULTA)	Asheboro, NC	100%	33,796	4,372	2,252	Summer-16	7.8%
Total Redevelopments Under Construction			303,218	$41,760	$26,095

(1)	Total Cost is presented net of reimbursements to be received.

(2)	Cost to Date does not reflect reimbursements until they are received.
Renovations
Renovations usually include remodeling and upgrading existing facades, uniform signage, new entrances and floor coverings, updating interior décor, resurfacing parking lots and improving the lighting of interiors and parking lots. Renovations can result in attracting new retailers, increased rental rates, sales and occupancy levels and maintaining the Property's market dominance. Our 2015 renovation program included upgrades at five of our malls including Dakota Square Mall in Minot, ND; Janesville Mall in Janesville, WI; Laurel Park Place in Livonia, MI; Monroeville Mall in Pittsburgh, PA and Sunrise Mall in Brownsville, TX. Renovation expenditures for 2015 included certain capital expenditures related to the parking decks at West County Center. We invested $30.8 million in renovations in 2015. The total investment in the renovations that are scheduled for 2016 is projected to be $15.0 million, which includes approximately $7.0 million, at our share, of a $13.8 million renovation at CoolSprings Galleria in Nashville, TN as well as other eco-friendly green renovations.

Development of New Retail Properties and Expansions
In general, we seek development opportunities in middle-market trade areas that we believe are under-served by existing retail operations. These middle-markets must also have sufficient demographics to provide the opportunity to effectively maintain a competitive position. The following presents the new developments we opened during 2015 and those under construction at December 31, 2015 (dollars in thousands):

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Actual/ Expected Opening Date	Initial Unleveraged Yield
Completed in 2015:
Community Center:
Parkway Plaza	Fort Oglethorpe, GA	100%	134,050	$17,325	$16,564	March-15	9.0%

Currently under construction:
Community Center:
Ambassador Town Center	Lafayette, LA	65%	431,070	$40,724	$25,130	Spring-16	8.8%

(1)	Total Cost is presented net of reimbursements to be received.

(2)	Cost to Date does not reflect reimbursements until they are received.
We can also generate additional revenues by expanding a Property through the addition of department stores, mall stores and large retail formats. An expansion also protects the Property's competitive position within its market. The following presents the expansions we completed during 2015 and those under construction at December 31, 2015 (dollars in thousands):

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Actual/ Expected Opening Date	Initial Unleveraged Yield
Completed in 2015:
Mall/Outlet Center Expansions:
Fremaux Town Center - Phase II	Slidell, LA	65%	281,032	$24,684	$21,848	October-15	9.7%
Mid Rivers Mall - Planet Fitness	St Peters, MO	100%	13,068	2,576	2,586	May-15	13.8%
The Outlet Shoppes at Atlanta - Parcel Development	Woodstock, GA	75%	9,600	2,657	2,897	May-15	9.3%
The Outlet Shoppes at Atlanta - Phase II	Woodstock, GA	75%	32,944	4,174	2,484	Fall-15	13.9%
The Outlet Shoppes of the Bluegrass - Phase II	Simpsonville, KY	65%	53,378	7,671	5,305	Fall-15	11.0%
Sunrise Mall - Dick's Sporting Goods	Brownsville, TX	100%	50,000	8,278	5,722	October-15	8.8%
			440,022	50,040	40,842

Community Center Expansions:
Hammock Landing - Academy Sports	West Melbourne, FL	50%	63,092	4,952	3,361	March-15	8.6%
Statesboro Crossing - Phase II (ULTA)	Statesboro, GA	50%	10,000	1,246	952	September-15	8.1%
			73,092	6,198	4,313

Total Expansions Opened			513,114	$56,238	$45,155

Currently under construction:
Mall Expansion:
Kirkwood Mall - Self Development (Panera Bread, Verizon, Caribou Coffee)	Bismarck, ND	100%	12,570	$3,702	$3,672	Fall-15/ Spring-16	10.5%

Community Center Expansion:
High Pointe Commons - Petco	Harrisburg, PA	50%	12,885	1,055	47	Spring-16	10.5%

Total Expansions Under Development			25,455	$4,757	$3,719

(1)	Total Cost is presented net of reimbursements to be received.

(2)	Cost to Date does not reflect reimbursements until they are received.

Shadow Development Pipeline
We are continually pursuing new development opportunities and have projects in various stages of pre-development. Our shadow pipeline consists of projects for Properties on which we have completed initial project analysis and design but which have not commenced construction as of December 31, 2015. The following presents our shadow development pipeline at December 31, 2015 (dollars in thousands):

Shadow Pipeline of Properties Under Development at December 31, 2015
(Dollars in thousands)
				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Estimated Total Cost (1)	Expected Opening Date	Initial Unleveraged Yield
Mall Expansions:
Dakota Square Mall - Expansion	Minot, ND	100%	24,000 - 26,000	$7,000 - $8,000	Fall-16	7% - 8%
Friendly Center - Shops	Greensboro, NC	50%	12,000 - 13,000	2,500 - 3,000	Fall-16	8% - 9%
Hamilton Place - Theatre	Chattanooga, TN	100%	30,000 - 35,000	5,000 - 6,000	Fall-16	9% - 10%
Mayfaire Town Center - Phase I	Wilmington, NC	100%	65,000 - 70,000	19,000 - 21,000	Fall-16	8% - 9%
			131,000 - 144,000	$33,500 - $38,000

Community Center Expansion:
Hammock Landing - Expansion	West Melbourne, FL	50%	23,000 - 26,000	$2,250 - $2,750	Fall-16	10% - 11%

(1)	Total Cost is presented net of reimbursements to be received.
Acquisitions
We believe there is opportunity for growth through acquisitions of regional malls and other associated properties that complement our portfolio. We selectively acquire properties we believe can appreciate in value by increasing NOI through our development, leasing and management expertise.
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
Recent Developments
Acquisitions
In June 2015, we acquired Mayfaire Town Center and Community Center for $192.0 million in cash. We subsequently sold Mayfaire Community Center in December 2015 for $56.3 million. See Note 3 and Note 4 to the consolidated financial statements for additional information.

Dispositions
We sold a mall, three associated centers and two community centers in 2015 for an aggregate gross sales price of $104.9 million. After loan repayment, commissions and closing costs, the sales generated an aggregate $103.5 million of net proceeds. See Note 4 to the consolidated financial statements for further information. We also sold two apartment complexes for an aggregate $29.0 million net sales price and received approximately $29.0 million from outparcel sales.
Impairment Losses
During the year ended December 31, 2015, we recorded a loss on impairment totaling $105.9 million. Of this total, $100.0 million relates to Chesterfield Mall, a Non-Core Property, $2.6 million is attributable to one Mall disposition, $1.9 million relates to the disposition of an Associated Center and $1.4 million is from the sale of two outparcels and a building at a formerly owned Mall. See Note 4 and Note 15 to the consolidated financial statements for additional information.
Financing and Capital Markets Activity
We continue to progress in our strategy to build a high-quality unencumbered pool of Properties in addition to balancing our leverage structure. Highlights of financing and capital markets activity for the year ended December 31, 2015 include the following:

•	obtained an investment grade rating of BBB- from Standard & Poor's Rating Services ("S&P");

•
extended and modified our three unsecured credit facilities totaling $1.1 billion, reducing the borrowing spread to a rate of LIBOR plus 120 basis points and also reducing the annual facility fee to 25 basis points, based upon our current credit ratings, which represents an aggregate 25 basis points improvement over the rate on the previous facilities;

•	closed on a new four-year (including extensions) $350.0 million unsecured term loan, bearing interest at LIBOR plus 135 basis points, based upon our current credit ratings;

•
completed $314.5 million of new secured non-recourse financings at a weighted-average interest rate of 4.07%, representing a 178 basis point improvement over the interest rate borne by the maturing loans;

•	retired approximately $432 million of consolidated property-specific loans, adding more than $742 million of undepreciated book value to our unencumbered pool; and

•
sold one mall, three associated centers, two community centers, interests in two Class-A apartment complexes and outparcels to generate gross proceeds of over $150 million, which were used to reduce the balances on our lines of credit.

Equity
Common Stock and Common Units
Our authorized common stock consists of 350,000,000 shares at $0.01 par value per share. We had 170,490,948 and 170,260,273 shares of common stock issued and outstanding as of December 31, 2015 and 2014, respectively. The Operating Partnership had 199,748,131 and 199,532,908 common units outstanding as of December 31, 2015 and 2014, respectively.
Preferred Stock
Our authorized preferred stock consists of 15,000,000 shares at $0.01 par value per share. See Note 7 to the consolidated financial statements for a description of our outstanding cumulative redeemable preferred stock.
Financial Information About Segments
See Note 11 to the consolidated financial statements for information about our reportable segments.
Employees
CBL does not have any employees other than its statutory officers.  Our Management Company currently has 617 full-time and 127 part-time employees. None of our employees are represented by a union.
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
We may elect not to proceed with certain development, redevelopments or expansion projects once they have been undertaken, resulting in charges that could have a material adverse effect on our results of operations for the period in which the charge is taken.
We intend to pursue development, redevelopments and expansion activities as opportunities arise. In connection with any development, redevelopments or expansion, we will incur various risks, including the risk that development, redevelopments or expansion opportunities explored by us may be abandoned for various reasons including, but not limited to, credit disruptions that require the Company to conserve its cash until the capital markets stabilize or alternative credit or funding arrangements can be made. Developments, redevelopments or expansions also include the risk that construction costs of a project may exceed original estimates, possibly making the project unprofitable. Other risks include the risk that we may not be able to refinance construction loans which are generally with full recourse to us, the risk that occupancy rates and rents at a completed project will not meet projections and will be insufficient to make the project profitable, and the risk that we will not be able to obtain Anchor, mortgage lender and property partner approvals for certain expansion activities.
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
We own partial interests in 17 malls, 8 associated centers, 7 community centers and 7 office buildings. Governor’s Square and Governor’s Plaza in Clarksville, TN, Kentucky Oaks Mall in Paducah, KY and Fremaux Town Center in Slidell, LA are all owned by unconsolidated joint ventures and are managed by a property manager that is affiliated with the third party partner, which receives a fee for its services. The third party partner of each of these Properties controls the cash flow distributions, although our approval is required for certain major decisions.  The Outlet Shoppes at Oklahoma City in Oklahoma City, OK, The Outlet Shoppes at Gettysburg in Gettysburg, PA, The Outlet Shoppes at El Paso in El Paso, TX, The Outlet Shoppes at Atlanta in Woodstock, GA and The Outlet Shoppes of the Bluegrass in Simpsonville, KY are owned by consolidated joint ventures and managed by a property manager that is affiliated with the third party partner, which receives a fee for its services.

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
We believe that our Properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. As of December 31, 2015, we have recorded in our consolidated financial statements a liability of $2.9 million related to potential future asbestos abatement activities at our Properties which are not expected to have a material impact on our financial condition or results of operations. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former Properties. Therefore, we have not recorded any liability related to hazardous or toxic substances. Nevertheless, it is possible that the environmental assessments available to us do not reveal all potential environmental liabilities. It is also possible that subsequent investigations will identify material contamination, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties has not been or will not be affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties or by third parties unrelated to us, the Operating Partnership or the relevant Property's partnership.
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
Additionally, in the event that our Properties are not fully occupied, we would be required to pay the portion of any operating, redevelopment or renovation expenses allocable to the vacant space(s) that would otherwise typically be paid by the residing tenant(s). Our cost recovery ratio was 101.7% for 2015.
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
We monitor events or changes in circumstances that could indicate the carrying value of a long-lived asset may not be recoverable.  When indicators of potential impairment are present that suggest that the carrying amounts of a long-lived asset may not be recoverable, we assess the recoverability of the asset by determining whether the asset’s carrying value will be recovered through the estimated undiscounted future cash flows expected from our probability weighted use of the asset and its eventual disposition. In the event that such undiscounted future cash flows do not exceed the carrying value, we adjust the carrying value of the long-lived asset to its estimated fair value and recognize an impairment loss.  The estimated fair value is calculated based on the following information, in order of preference, depending upon availability:  (Level 1) recently quoted market prices, (Level 2) market prices for comparable properties, or (Level 3) the present value of future cash flows, including estimated salvage value. Certain of our long-lived assets may be carried at more than an amount that could be realized in a current disposition transaction.  Projections of expected future operating cash flows require that we estimate future market rental income amounts subsequent to expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the Property, and the number of years the Property is held for investment, among other factors. As these assumptions are subject to economic and market uncertainties, they are difficult to predict and are subject to future events that may alter the assumptions used or management’s estimates of future possible outcomes. Therefore, the future cash flows estimated in our impairment analyses may not be achieved. For the year ended December 31, 2015, we recorded a loss on impairment of real estate totaling $105.9 million. As described in Note 15 to the consolidated financial statements, $100.0 million relates to a Non-Core Mall, $2.6 million is attributable to one Mall disposition, $1.9 million relates to the disposition of an Associated Center and $1.4 million is from the sale of two outparcels and a building at a formerly owned Mall.
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
Data security breaches or significant information technology (IT) disruptions could harm our business by disrupting our operations and compromising or corrupting confidential information, which could adversely impact our financial condition.
We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems, and other significant disruptions of our IT networks and related systems. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.
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
The general liability and property casualty insurance policies on our Properties currently include coverage for losses resulting from acts of terrorism, whether foreign or domestic. While we believe that the Properties are adequately insured in accordance with industry standards, the cost of general liability and property casualty insurance policies that include coverage for acts of terrorism has risen significantly subsequent to September 11, 2001. The cost of coverage for acts of terrorism is currently mitigated by the Terrorism Risk Insurance Act (“TRIA”). In January 2015, Congress reinstated TRIA under the Terrorism Risk Insurance Program Reauthorization Act of 2015 ("TRIPRA") and extended the program through December 31, 2020. Under TRIPRA, the amount of terrorism-related insurance losses triggering the federal insurance threshold will be raised gradually from$100 million in 2014 to $200 million in 2020. Additionally, the bill increases insurers' co-payments for losses exceeding their deductibles, in annual steps, from 15% in 2014 to 20% in 2020. Each of these changes may have the effect of increasing the cost to insure against acts of terrorism for property owners, such as the Company, notwithstanding the other provisions of TRIPRA. Further, if TRIPRA is not continued beyond 2020 or is significantly modified, we may incur higher insurance costs and experience greater difficulty in obtaining insurance that covers terrorist-related damages. Our tenants may also have similar difficulties.
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
At December 31, 2015, our total share of consolidated and unconsolidated debt outstanding was approximately $5,407.2 million, which represented approximately 63.6% of our total market capitalization at that time. Our total share of consolidated and unconsolidated debt maturing in 2016, 2017 and 2018, giving effect to all maturity extensions that are available at our election, was approximately $627.1 million, $622.3 million and $745.9 million, respectively. Our leverage could have important consequences. For example, it could:

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
As of December 31, 2015, our total share of consolidated and unconsolidated variable rate debt was $1,369.4 million. Increases in interest rates will increase our cash interest payments on the variable rate debt we have outstanding from time to time. If we do not have sufficient cash flow from operations, we might not be able to make all required payments of principal and interest on our debt, which could result in a default or have a material adverse effect on our financial condition and results of operations, and which might adversely affect our cash flow and our ability to make distributions to shareholders. These significant debt payment obligations might also require us to use a significant portion of our cash flow from operations to make interest and principal payments on our debt rather than for other purposes such as working capital, capital expenditures or distributions on our common equity.
Adverse changes in our credit ratings could negatively affect our borrowing costs and financing ability.
In May 2013, we received an investment grade rating of Baa3 with a stable outlook from Moody's Investors Service ("Moody’s") and an issuer default rating ("IDR") of BBB- with a stable outlook and a senior unsecured notes rating of BBB- from Fitch Ratings ("Fitch") in July 2013. In September 2015, we received a corporate rating of BBB- with a stable outlook from S&P. S&P also assigned a BBB- issue-level rating to the Operating Partnership's senior unsecured notes. However, there can be no assurance that we will be able to maintain these ratings. In 2013, we made a one-time irrevocable election to use our credit ratings to determine the interest rate on our three unsecured credit facilities. With this election and so long as we maintain our current credit ratings, borrowings under our three unsecured credit facilities, which were extended and modified in October 2015, bear interest at LIBOR plus 120 basis points. We also have two unsecured term loans that bear interest at LIBOR plus 135 and 150 basis points, respectively, based on our current credit ratings. If our credit ratings decline, our unsecured credit facilities would bear interest at LIBOR plus 155 basis points and the interest rate on our two unsecured term loans would bear interest at LIBOR plus 175 basis points and LIBOR plus 200 basis points, respectively, which would increase our borrowing costs. Additionally, a downgrade in our credit ratings may adversely impact our ability to obtain financing and limit our access to capital.
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
The covenants in our credit facilities and in the Notes might adversely affect us.
Our credit facilities, as well as the terms of the Notes, require us to satisfy certain affirmative and negative covenants and to meet numerous financial tests, and also contain certain default and cross-default provisions as described in more detail in Note 6 to the consolidated financial statements. Our credit facilities also restrict our ability to enter into any transaction that could result in certain changes in our ownership or structure as described under the heading “Change of Control/Change in Management” in the agreements to the credit facilities.
The financial covenants under the unsecured credit facilities require, among other things, that our debt to total asset value ratio, as defined in the agreements to our unsecured credit facilities, be less than 60%, that our ratio of unencumbered asset value to unsecured indebtedness, as defined, be greater than 1.60, that our ratio of unencumbered NOI to unsecured interest expense, as defined, be greater than 1.75, and that our ratio of earnings before EBITDA to fixed charges (debt service), as defined, be greater than 1.50.
The financial covenants under the Notes also require, among other things, that our debt to total assets, as defined in the indenture governing the Notes, be less than 60%, that our ratio of secured debt to total assets, as defined, be less than 45% (40% on and after January 1, 2020), that our ratio of total unencumbered assets to unsecured indebtedness, as defined, be greater than 150%, that our ratio of consolidated income available for debt service to annual debt service charges, as defined, be greater than 1.50. Compliance with each of these ratios is dependent upon our financial performance. The debt to total asset value ratio is based, in part, on applying a capitalization rate to EBITDA as defined in the agreements to our credit facilities. Based on this calculation method, decreases in EBITDA would result in an increased debt to total asset value ratio, assuming overall debt levels remain constant.
If any future failure to comply with one or more of these covenants resulted in the loss of these credit facilities or a default under the Notes and we were unable to obtain suitable replacement financing, such loss could have a material, adverse impact on our financial position and results of operations.
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
The Notes are the Operating Partnership's unsecured and unsubordinated indebtedness and rank equally with the Operating Partnership's existing and future unsecured and unsubordinated indebtedness, and are effectively junior to all liabilities and any preferred equity of the Operating Partnership's subsidiaries and to all of the Operating Partnership's indebtedness that is secured by the Operating Partnership's assets, to the extent of the value of the assets securing such indebtedness. While the indenture governing the Notes limits our ability to incur additional secured indebtedness in the future, it will not prohibit us from incurring such indebtedness if we are in compliance with certain financial ratios and other requirements at the time of its incurrence. In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to us, the holders of any secured indebtedness will, subject to the automatic stay under section 362 of the Bankruptcy Code, be entitled to proceed directly against the collateral that secures the secured indebtedness. Therefore, such collateral generally will not be available for satisfaction of any amounts owed under our unsecured indebtedness, including the Notes, until such secured indebtedness is satisfied in full.
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
Our Properties are located principally in the southeastern and midwestern United States. Our Properties located in the southeastern United States accounted for approximately 47.2% of our total revenues from all Properties for the year ended December 31, 2015 and currently include 39 malls, 14 associated centers, 8 community centers and 12 office buildings. Our Properties located in the midwestern United States accounted for approximately 30.1% of our total revenues from all Properties for the year ended December 31, 2015 and currently include 26 malls and 2 associated centers. Our results of operations and funds available for distribution to shareholders therefore will be subject generally to economic conditions in the southeastern and midwestern United States. While we already have Properties located in 8 states across the southwestern, northeastern and western regions, we will continue to look for opportunities to geographically diversify our portfolio in order to minimize dependency on any particular region; however, the expansion of the portfolio through both acquisitions and developments is contingent on many factors including consumer demand, competition and economic conditions.
Our financial position, results of operations and funds available for distribution to shareholders could be adversely affected by any economic downturn affecting the operating results at our Properties in the St. Louis, MO; Chattanooga, TN; Lexington, KY; Madison, WI; and Laredo, TX metropolitan areas, which are our five largest markets.
Our Properties located in the St. Louis, MO; Chattanooga, TN; Lexington, KY; Madison, WI; and Laredo, TX metropolitan areas accounted for approximately 7.4%, 4.0%, 3.2%, 3.2% and 2.6%, respectively, of our total revenues for the year ended

December 31, 2015. No other market accounted for more than 2.5% of our total revenues for the year ended December 31, 2015. Our financial position and results of operations will therefore be affected by the results experienced at Properties located in these metropolitan areas.
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

•
Supermajority Vote Required for Removal of Directors - Historically, our governing documents have provided that stockholders can only remove directors for cause and only by a vote of 75% of the outstanding voting stock. Recently, in light of a ruling by the Delaware Court of Chancery in a proceeding not involving the Company, the Board of Directors approved an amendment to our Bylaws to delete the “for cause” limitation on removal of the Company’s directors, and approved the submission of a similar amendment to our Amended and Restated Certificate of Incorporation for approval by shareholders at the Company’s 2016 annual meeting. As a result of such actions, shareholders will be able to remove directors with or without cause, but only by a vote of 75% of the outstanding voting stock. This provision makes it more difficult to change the composition of our Board of Directors and may have the effect of encouraging persons considering unsolicited tender offers or other unilateral takeover proposals to negotiate with our Board of Directors rather than pursue non-negotiated takeover attempts.

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

•
Interests in Other Entities; Policies of the Board of Directors – Certain Property tenants are affiliated with members of our senior management. Our amended and restated bylaws provide that any contract or transaction between us or the Operating Partnership and one or more of our directors or officers, or between us or the Operating Partnership and any other entity in which one or more of our directors or officers are directors or officers or have a financial interest, must be approved by our disinterested directors or stockholders after the material facts of the relationship or interest of the contract or transaction are disclosed or are known to them. Our code of business conduct and ethics also contains provisions governing the approval of certain transactions involving the Company and employees (or immediate family members of employees, as defined therein) that are not subject to the provision of the amended and restated bylaws described above. Such transactions are also subject to the Company's related party transactions policy in the manner and to the extent detailed in the proxy statement filed with the SEC for the Company's 2015 annual meeting. Nevertheless, these affiliations could create conflicts between the interests of these members of senior management and the interests of the Company, our shareholders and the Operating Partnership in relation to any transactions between us and any of these entities.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 for additional information pertaining to the Properties’ performance.
Malls
We owned a controlling interest in 72 Malls and non-controlling interests in 10 Malls as of December 31, 2015.  The Malls are primarily located in middle markets and generally have strong competitive positions because they are the only, or the dominant, regional mall in their respective trade areas. The Malls are generally anchored by two or more department stores and a wide variety of mall stores. Anchor tenants own or lease their stores and non-anchor stores lease their locations. Additional freestanding stores and restaurants that either own or lease their stores are typically located along the perimeter of the Malls' parking areas.
We classify our regional Malls into four categories:

(1)	Stabilized Malls - Malls that have completed their initial lease-up and have been open for more than three complete calendar years.

(2)
Non-stabilized Malls - Malls that are in their initial lease-up phase. After three complete calendar years of operation, they are reclassified on January 1 of the fourth calendar year to the Stabilized Mall category. Fremaux Town Center, The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Atlanta were classified as Non-stabilized Malls as of December 31, 2015. The Outlet Shoppes of the Bluegrass, The Outlet Shoppes at Atlanta and The Outlet Shoppes at Oklahoma City were classified as Non-stabilized Malls as of December 31, 2014.

(3)
Non-core Malls - Malls where we have determined that the current format of the Property no longer represents the best use of the Property and we are in the process of evaluating alternative strategies for the Property, which may include major redevelopment or an alternative retail or non-retail format, or after evaluating alternative strategies for the Property, we have determined that the Property no longer meets our criteria for long-term investment. Similar criteria apply to the classification of an Associated Center, Community Center or Office Building as a Non-core Property. The steps taken to reposition Non-core Properties, such as signing tenants to short-term leases, which are not included in occupancy percentages, or leasing to regional or local tenants, which typically do not report sales, may lead to metrics which do not provide relevant information related to the condition of Non-core Properties. Therefore, traditional performance measures, such as occupancy percentages and leasing metrics, exclude Non-core Properties. Chesterfield Mall was classified as a Non-core Property as of December 31, 2015. Madison Square was classified as a Non-core Mall as of December 31, 2014. Additionally, Madison Plaza, an Associated Center adjacent to Madison Square, was classified as a Non-core Property as of December 31, 2014. Madison Square and Madison Plaza were sold in the second and third quarters of 2015, respectively.

(4)
Lender Malls - Properties for which we are working or intend to work with the lender on the terms of the loan secured by the related Property. As of December 31, 2015 and 2014, Gulf Coast Town Center and Triangle Town Center were classified as Lender Malls. Additionally, Triangle Town Place, an Associated Center adjacent to Triangle Town Center, was classified as a Lender Property as of December 31, 2015 and 2014. Lender Properties are excluded from our same-center pool because they are under cash management agreements with the respective servicers. As such, the respective servicer controls the cash flow of these Properties. See Note 19 to the consolidated financial statements for information on the modification and restructuring of the loan related to Triangle Town Center subsequent to December 31, 2015.

(5) Major redevelopment/Repositioning - Properties in major redevelopment or where we are considering alternatives to reposition the property. As of December 31, 2015, the Annex at Monroeville and CoolSprings Galleria were under significant redevelopment and Wausau Center was being considered for repositioning.
We own the land underlying each Mall in fee simple interest, except for Walnut Square, WestGate Mall, St. Clair Square, Brookfield Square, Bonita Lakes Mall, Meridian Mall, Stroud Mall, Wausau Center and EastGate Mall. We lease all or a portion of the land at each of these Malls subject to long-term ground leases.
The following table sets forth certain information for each of the Malls as of December 31, 2015:

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors (5)
TIER 1 Sales ≥ $375 or more per square foot
Acadiana Mall Lafayette, LA	1979/2005	2004	100%	991,309	299,046	$404	97%	Dillard's, JC Penney, Macy's, Sears
Coastal Grand (6) Myrtle Beach, SC	2004	2007	50%	1,039,847	323,697	394	95%	Bed Bath & Beyond, Belk, Cinemark, Dick's Sporting Goods, Dillard's, H&M, JC Penney, Sears
CoolSprings Galleria (6) Nashville, TN	1991	2015	50%	1,141,685	429,610	543	96%	Belk Men's & Kid's, Belk Women's & Home, Dillard's, H&M, JC Penney, Macy's
Cross Creek Mall Fayetteville, NC	1975/2003	2013	100%	1,040,725	283,267	513	98%	Belk, H&M, JC Penney, Macy's, Sears
Dakota Square Mall Minot, ND	1980/2012	2008	100%	813,732	159,921	413	94%	Barnes & Noble, Carmike Cinema, Herberger's, JC Penney, Scheels, Sears, Sleep Inn & Suites - Splashdown Dakota Super Slides, Target
Fayette Mall Lexington, KY	1971/2001	2014	100%	1,190,985	492,708	561	92%	Dick's Sporting Goods, Dillard's, H&M, JC Penney, Macy's
Friendly Center and The Shops at Friendly (6) Greensboro, NC	1957/ 2006/ 2007	2014	50%	1,137,636	491,070	474	97%	Barnes & Noble, BB&T, Belk, Belk Home Store, The Grande Cinemas, Harris Teeter, Macy's, REI, Sears, Whole Foods
Governor's Square (6) Clarksville, TN	1986	1999	47.5%	735,070	242,447	397	96%	Belk, Best Buy, Carmike Cinema, Dick's Sporting Goods, Dillard's, JC Penney, Ross, Sears
Hamilton Place Chattanooga, TN	1987	1998	90%	1,159,553	332,173	402	96%	Barnes & Noble, Belk for Men, Kids & Home, Belk for Women, Dillard's for Men, Kids & Home, Dillard's for Women, Forever 21, JC Penney, Sears

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot (3)		Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors (5)
Hanes Mall Winston-Salem, NC	1975/2001	1990	100%	1,504,116	502,990	380		94%	Belk, Dillard's, Encore, H&M, JC Penney, Macy's, Sears
Harford Mall Bel Air, MD	1973/2003	2007	100%	505,483	181,307	377		92%	Encore, Macy's, Sears
Jefferson Mall Louisville, KY	1978/2001	1999	100%	904,967	229,261	395		97%	Dillard's, H&M, JC Penney, Macy's, Ross, Sears
Mall del Norte Laredo, TX	1977/2004	1993	100%	1,167,364	382,539	533		95%	Beall's, Cinemark, Dillard's, Foot Locker, Forever 21, H&M (7), JC Penney, Joe Brand, Macy's, Macy's Home Store, Sears
Mayfaire Town Center Wilmington, NC	2004/2015	N/A	100%	589,332	289,994	379		89%	Barnes & Noble, Belk, The Fresh Market, HH Gregg, Michaels, Regal Cinemas
Oak Park Mall (6) Overland Park, KS	1974/2005	1998	50%	1,609,877	432,022	466		97%	Academy Sports & Outdoors, Barnes & Noble, Dillard's for Women, Dillard's for Men, Children & Home, H&M, JC Penney, Macy's, Nordstrom, XXI Forever
The Outlet Shoppes at Atlanta Woodstock, GA	2013	2015	75%	400,136	375,329	375	*	93%	Saks Fifth Ave OFF 5TH
The Outlet Shoppes at El Paso El Paso, TX	2007/2012	2014	75%	433,046	411,007	380		99%	H&M
The Outlet Shoppes of the Bluegrass Simpsonville, KY	2014	2015	65%	374,683	350,125	398	*	96%	Saks Fifth Ave OFF 5TH
Park Plaza Little Rock, AR	1988/2004	N/A	100%	540,166	236,416	388		94%	Dillard's for Men & Children, Dillard's for Women & Home, XXI Forever
Post Oak Mall College Station, TX	1982	1985	100%	774,932	287,407	386		84%	Beall's, Dillard's Men & Home, Dillard's Women & Children, Encore, JC Penney, Macy's, Sears
St. Clair Square (8) Fairview Heights, IL	1974/1996	1993	100%	1,081,103	303,848	386		97%	Dillard's, JC Penney, Macy's, Sears
Sunrise Mall Brownsville, TX	1979/2003	2015	100%	801,392	236,635	413		96%	A'gaci, Beall's, Cinemark, Dick's Sporting Goods, Dillard's, JC Penney, Sears
Volusia Mall Daytona Beach, FL	1974/2004	2013	100%	1,100,069	229,346	402		99%	Dillard's for Men & Home, Dillard's for Women, Dillard's for Children, H&M, JC Penney, Macy's, Sears
West County Center (6) Des Peres, MO	1969/2007	2002	50%	1,204,730	414,799	497		97%	Barnes & Noble, Dick's Sporting Goods, JC Penney, Macy's, Nordstrom, XXI Forever

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors (5)
West Towne Mall Madison, WI	1970/2001	2013	100%	830,528	273,056	522	96%	Boston Store, Dick's Sporting Goods, Forever 21, JC Penney, Sears
Total Tier 1 Malls				23,072,466	8,190,020	$444	95%

TIER 2 Sales ≥ $300 to < $375 per square foot
Arbor Place Atlanta (Douglasville), GA	1999	N/A	100%	1,163,256	308,826	$353	96%	Bed Bath & Beyond, Belk, Dillard's, Forever 21, H&M, JC Penney, Macy's, Regal Cinemas, Sears
Asheville Mall Asheville, NC	1972/1998	2000	100%	974,465	266,561	370	96%	Barnes & Noble, Belk, Dillard's for Men, Children & Home, Dillard's for Women, H&M, JC Penney, Sears
Brookfield Square (9) Brookfield, WI	1967/2001	2008	100%	1,008,297	268,223	344	99%	Barnes & Noble, Boston Store, H&M, JC Penney, Sears
Burnsville Center Burnsville, MN	1977/1998	N/A	100%	1,046,207	382,387	340	95%	Dick's Sporting Goods, Gordmans, H&M, JC Penney, Macy's, Sears
CherryVale Mall Rockford, IL	1973/2001	2007	100%	850,253	330,668	345	95%	Barnes & Noble, Bergner's, JC Penney, Macy's, Sears
East Towne Mall Madison, WI	1971/2001	2004	100%	787,809	229,085	334	94%	Barnes & Noble, Boston Store, Dick's Sporting Goods, Gordmans, JC Penney, Sears, Steinhafels
EastGate Mall (10) Cincinnati, OH	1980/2003	1995	100%	858,783	278,071	370	85%	Dillard's, JC Penney, Kohl's, Sears
Eastland Mall Bloomington, IL	1967/2005	N/A	100%	760,833	221,178	313	96%	Bergner's, JC Penney, Kohl's, Macy's, Sears
Frontier Mall Cheyenne, WY	1981	1997	100%	524,239	179,369	356	92%	Carmike Cinema, Dillard's for Women, Dillard's for Men, Kids & Home, JC Penney, Sears, Sports Authority
Greenbrier Mall Chesapeake, VA	1981/2004	2004	100%	896,822	267,803	353	89%	Dillard's, GameWorks, JC Penney, Macy's, Sears
Honey Creek Mall Terre Haute, IN	1968/2004	1981	100%	677,322	185,807	353	93%	Carson's, Encore, JC Penney, Macy's, Sears
Imperial Valley Mall El Centro, CA	2005	N/A	100%	826,094	212,977	340	95%	Cinemark, Dillard's, JC Penney, Kohl's, Macy's, Sears
Kirkwood Mall Bismarck, ND	1970/2012	2002	100%	848,102	232,533	370	89%	H&M (7), Herberger's, Keating Furniture, JC Penney, Scheels, Target
Laurel Park Place Livonia, MI	1989/2005	1994	100%	492,222	193,412	346	99%	Carson's, Von Maur
Layton Hills Mall Layton, UT	1980/2006	1998	100%	597,648	209,943	354	99%	Dick's Sporting Goods, JC Penney, Macy's

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors (5)
Meridian Mall (11) Lansing, MI	1969/1998	2001	100%	968,316	290,423	325	92%	Bed Bath & Beyond, Dick's Sporting Goods, Gordmans, H&M, JC Penney, Macy's, Planet Fitness, Schuler Books & Music, Younkers for Her, Younkers Men, Kids & Home
Mid Rivers Mall St. Peters, MO	1987/2007	2015	100%	1,087,246	277,927	312	91%	Best Buy, Dick's Sporting Goods, Dillard's, JC Penney, Macy's, Planet Fitness, Sears, V-Stock, Wehrenberg Theaters
Midland Mall Midland, MI	1991/2001	N/A	100%	470,974	134,024	324	95%	Barnes & Noble, Dunham's Sports, JC Penney, Sears, Target, Younkers
Northgate Mall Chattanooga, TN	1972/2011	2014	100%	789,169	181,166	326	96%	Belk, Burlington, Carmike Cinema, former JC Penney, Michaels, Ross, Sears, T.J. Maxx
Northpark Mall Joplin, MO	1972/2004	1996	100%	952,849	271,998	320	90%	JC Penney, Jo-Ann Fabrics & Crafts, Macy's Men & Home, Macy's Women & Children, Regal Cinemas, Sears, former Shopko (12), Tilt, T.J. Maxx, V-Stock
Northwoods Mall North Charleston, SC	1972/2001	1995	100%	772,737	269,618	368	95%	Belk, Books-A-Million, Dillard's, JC Penney, Sears
Old Hickory Mall Jackson, TN	1967/2001	1994	100%	538,991	161,896	349	83%	Belk, JC Penney, Macy's, Sears
The Outlet Shoppes at Oklahoma City Oklahoma City, OK	2011	2014	75%	394,246	394,246	354	97%	None
Parkdale Mall Beaumont, TX	1972/2001	2014	100%	1,247,697	312,531	362	89%	Ashley Furniture, Beall's, Dillard's, JC Penney, H&M, Hollywood Theater, Kaplan College, Macy's, Marshall's, Michaels, Sears, 2nd and Charles, former Steve & Barry's, XXI Forever
Parkway Place Huntsville, AL	1957/1998	2002	100%	648,260	272,435	336	98%	Belk, Dillard's
Pearland Town Center (13) Pearland, TX	2008	N/A	100%	646,993	283,404	334	94%	Barnes & Noble, Dillard's, Macy's, Sports Authority
Richland Mall Waco, TX	1980/2002	1996	100%	681,752	200,527	359	94%	Beall's, Dillard's for Men, Kids & Home, Dillard's for Women, JC Penney, Sears, XXI Forever
River Ridge Mall Lynchburg, VA	1980/2003	2000	100%	764,368	197,216	323	90%	Belk, JC Penney, Liberty University, Macy's, Regal Cinemas, T.J. Maxx
South County Center St. Louis, MO	1963/2007	2001	100%	1,043,621	310,755	360	88%	Dick's Sporting Goods, Dillard's, JC Penney, Macy's, Sears

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot (3)		Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors (5)
Southaven Towne Center Southaven, MS	2005	2013	100%	567,640	184,545	305		92%	Bed Bath & Beyond, Dillard's, Gordmans, HH Gregg, JC Penney
Southpark Mall Colonial Heights, VA	1989/2003	2007	100%	672,975	229,715	359		92%	Dick's Sporting Goods, JC Penney, Macy's, Regal Cinemas, Sears
Turtle Creek Mall Hattiesburg, MS	1994	1995	100%	846,104	192,717	337		96%	At Home. Belk, Dillard's, JC Penney, Sears, Southwest Theaters, Stein Mart
Valley View Mall Roanoke, VA	1985/2003	2007	100%	844,515	285,497	366		98%	Barnes & Noble, Belk, JC Penney, Macy's, Macy's for Home & Children, Sears
WestGate Mall (14) Spartanburg, SC	1975/1995	1996	100%	954,084	247,926	314		80%	Bed Bath & Beyond, Belk, Dick's Sporting Goods, Dillard's, JC Penney, Regal Cinemas, Sears
Westmoreland Mall Greensburg, PA	1977/2002	1994	100%	997,947	318,896	333		98%	Bon-Ton, H&M, JC Penney, Macy's, Macy's Home Store, Old Navy, Sears
York Galleria York, PA	1989/1999	N/A	100%	764,789	227,572	349		91%	Bon-Ton, Boscov's, former JC Penney, Sears
Total Tier 2 Malls				28,967,625	9,011,877	$344		93%

TIER 3 Sales < $300 per square foot
Alamance Crossing Burlington, NC	2007	2011	100%	881,693	201,753	$249		83%	Barnes & Noble, Belk, BJ's Wholesale Club, Carousel Cinemas, Dick's Sporting Goods, Dillard's, Hobby Lobby, JC Penney, Kohl's
Bonita Lakes Mall (15) Meridian, MS	1997	N/A	100%	631,923	154,638	281		88%	Belk, Dillard's, JC Penney, Sears, former Steve & Barry's, United Artists Theatres
Cary Towne Center Cary, NC	1979/2001	1993	100%	912,138	262,788	299		93%	Belk, Dave & Buster's, Dillard's, JC Penney, Macy's, former Sears
College Square Morristown, TN	1988	1999	100%	450,398	124,358	266		95%	Belk, Carmike Cinema, Goody's, JC Penney, Kohl's, T.J. Maxx
Fashion Square Saginaw, MI	1972/2001	1993	100%	748,337	255,441	285		86%	Carmike Cinema, Encore, H&M (7), JC Penney, Macy's, Sears
Foothills Mall Maryville, TN	1983/1996	2012	95%	463,751	121,596	278		90%	Belk, Carmike Cinema, Goody's, JC Penney, Sears, T.J. Maxx
Fremaux Town Center (6) Slidell, LA	2014	2015	65%	545,535	254,022	195	*	82%	Best Buy, Dick's Sporting Goods, Dillard's, Kohl's, LA Fitness, Michaels, T.J. Maxx
Hickory Point Mall Forsyth, IL	1977/2005	N/A	100%	814,177	167,947	218		84%	Bergner's, former Cohn Furniture, Encore, Hobby Lobby, Kohl's, Ross, former Sears, Von Maur

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors (5)
Janesville Mall Janesville, WI	1973/1998	1998	100%	600,710	165,692	264	94%	Boston Store, Dick's Sporting Goods, Kohl's, Sears
Kentucky Oaks Mall (6) Paducah, KY	1982/2001	1995	50%	1,055,970	369,980	279	85%	Best Buy, Cinemark, Dick's Sporting Goods, Dillard's, Dillard's Home Store, Elder-Beerman, JC Penney, Planet Fitness (16), Sears, former Shopko, Vertical Trampoline Park
The Lakes Mall Muskegon, MI	2001	N/A	100%	587,973	186,067	278	100%	Bed Bath & Beyond, Dick's Sporting Goods, JC Penney, Sears, Younkers
Monroeville Mall Pittsburgh, PA	1969/2004	2014	100%	1,077,530	467,936	264	85%	Barnes & Noble, Best Buy, Cinemark, Dick's Sporting Goods, Forever 21, H&M, JC Penney, Macy's
The Outlet Shoppes at Gettysburg Gettysburg, PA	2000/2012	N/A	50%	249,937	249,937	255	99%	None
Randolph Mall Asheboro, NC	1982/2001	1989	100%	380,559	115,284	279	90%	Belk, Cinemark, Dunham's Sports, former JC Penney (17), Sears
Regency Mall Racine, WI	1981/2001	1999	100%	789,368	211,961	259	70%	Boston Store, Burlington, Dunham's Sports, HH Gregg, JC Penney, former Pay Half
Stroud Mall (18) Stroudsburg, PA	1977/1998	2005	100%	398,258	113,775	266	90%	Bon-Ton, Cinemark, JC Penney, Sears
Walnut Square (19) Dalton, GA	1980	1992	100%	495,970	170,535	264	97%	Belk, former Belk Home & Kids, Carmike Cinema, Gold's Gym, former JC Penney, Sears
Wausau Center (20) Wausau, WI	1983/2001	1999	100%	423,774	150,574	N/A (21)	N/A (21)	former JC Penney, Sears, Younkers
Total Tier 3 Malls				11,508,001	3,744,284	$269	88%

Total Mall Portfolio				63,548,092	20,946,181	$374	93%

Non-core/Lender Malls (22)
Chesterfield Mall Chesterfield, MO	1976/2007	2006	100%	1,294,083	498,965	N/A	N/A	AMC Theater, Dillard's, H&M, Macy's, Sears, V-Stock
Gulf Coast Town Center (6) Ft. Myers, FL	2005	2007	50%	1,233,437	310,287	N/A	N/A	Babies R Us, Bass Pro Shops, Belk, Best Buy, Dick's Sporting Goods, GameTime, HomeGoods, JC Penney, Jo-Ann Fabrics & Crafts, LA Fitness, Marshall's, Regal Cinemas, Ross, Staples, SuperTarget
Triangle Town Center (6) Raleigh, NC	2002/2005	N/A	50%	1,254,842	428,753	N/A	N/A	Barnes & Noble, Belk, Dillard's, Macy's, Sak's Fifth Avenue, Sears
Total Non-core/Lender Malls				3,782,362	1,238,005
* Non-stabilized Mall - Mall Store Sales per Square Foot metrics are excluded from Mall Store Sales per Square Foot totals by tier and Mall portfolio totals.

(1)	Includes total square footage of the Anchors (whether owned or leased by the Anchor) and Mall stores. Does not include future expansion areas.

(2)	Excludes tenants over 20,000 square feet, Anchors and Junior Anchors.

(3)	Excludes sales for license agreement tenants. Totals represent weighted averages.

(4)	Includes tenants paying rent for executed leases as of December 31, 2015.

(5)	Anchors and Junior Anchors listed are attached to the Malls or are in freestanding locations adjacent to the Malls.

(6)	This Property is owned in an unconsolidated joint venture.

(7)	H&M is scheduled to open stores at Fashion Square, Kirkwood Mall and Mall del Norte in 2016.

(8)
St. Clair Square - We are the lessee under a ground lease for 20 acres.  Assuming the exercise of available renewal options, at our election, the ground lease expires January 31, 2073.  The rental amount is $40,500 per year. In addition to base rent, the landlord receives 0.25% of Dillard's sales in excess of $16,200,000.

(9)	Brookfield Square - The annual ground rent for 2015 was $217,300.

(10)	EastGate Mall - Ground rent for the Dillard's parcel that extends through January 2022 is $24,000 per year.

(11)	Meridian Mall - We are the lessee under several ground leases in effect through March 2067, with extension options. Fixed rent is $18,700 per year plus 3% to 4% of all rent.

(12)	Northpark Mall - Dunham's Sports is scheduled to open in 2016 in the former Shopko space.

(13)
Pearland Town Center is a mixed-use center which combines retail, hotel, office and residential components.  For segment reporting purposes, the retail portion of the center is classified in Malls, the office portion is classified in Office Buildings, and the hotel and residential portions are classified as Other.

(14)
WestGate Mall - We are the lessee under several ground leases for approximately 53% of the underlying land.  Assuming the exercise of renewal options available, at our election, the ground lease expires October 31, 2024.  The rental amount is $130,025 per year.  In addition to base rent, the landlord receives 20% of the percentage rents collected.  The Company has a right of first refusal to purchase the fee.

(15)
Bonita Lakes Mall - We are the lessee under a ground lease for 82 acres, which extends through June 2035, plus one 25-year renewal option.  The annual ground rent for 2015 was $40,114, increasing by an average of 3% each year.

(16)	Kentucky Oaks Mall - Planet Fitness is scheduled to open in 2016.

(17)	Randolph Mall - Ross and ULTA are scheduled to open in 2016 in the former JC Penney space.

(18)
Stroud Mall - We are the lessee under a ground lease, which extends through July 2089.  The current rental amount is $60,000 per year, increasing by $10,000 every ten years through 2059.  An additional $100,000 is paid every 10 years.

(19)
Walnut Square - We are the lessee under several ground leases.  Assuming the exercise of renewal options available, at our election, the ground lease expires March 14, 2078. The rental amount is $149,450 per year.  In addition to base rent, the landlord receives 20% of the percentage rents collected.  The Company has a right of first refusal to purchase the fee.

(20)	Wausau Center - Ground rent is $76,000 per year.

(21)	Operational metrics have been excluded for Wausau Center, due to repositioning of this Property.

(22)
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
Anchors may own their stores and the land underneath, as well as the adjacent parking areas, or may enter into long-term leases with respect to their stores. Rental rates for Anchor tenants are significantly lower than the rents charged to mall store tenants. Total rental revenues from Anchors account for 12.9% of the total revenues from our Malls in 2015. Each Anchor that owns its store has entered into an operating and reciprocal easement agreement with us covering items such as operating covenants, reciprocal easements, property operations, initial construction and future expansion.
During 2015, we added the following Anchors and Junior Anchors to the Malls listed below:

Name	Property	Location
Belk Men's & Kids	CoolSprings Galleria	Nashville, TN
Dick's Sporting Goods	Janesville Mall	Janesville, WI
Dick's Sporting Goods	Sunrise Mall	Brownsville, TX
Dillard's	Fremaux Town Center	Slidell, LA
Dunham's Sports	Regency Mall	Racine, WI
Gordmans	Meridian Mall	Lansing, MI
H&M	Coastal Grand	Myrtle Beach, SC
H&M	CoolSprings Galleria	Nashville, TN
H&M	Cross Creek Mall	Fayetteville, NC
H&M	Jefferson Mall	Louisville, KY
H&M	Parkdale Mall	Beaumont, TX
H&M	Volusia Mall	Daytona Beach, FL
H&M	Westmoreland Mall	Greensburg, PA
Hobby Lobby	Hickory Point Mall	Forsyth, IL
Southwest Theaters	Turtle Creek Mall	Hattiesburg, MS
Vertical Trampoline Park	Kentucky Oaks Mall	Paducah, KY
As of December 31, 2015, the Malls had a total of 312 Anchors, including seven vacant Anchor locations, and excluding Anchors at our Non-core and Lender Malls and freestanding stores. The Mall Anchors and the amount of GLA leased or owned by each as of December 31, 2015 is as follows:

	Number of Stores			Gross Leasable Area
Anchor	Mall Leased	Anchor Owned	Total	Mall Leased	Anchor Owned	Total
JC Penney (1)	28	31	59	2,934,471	3,925,899	6,860,370
Sears (2)	18	35	53	2,047,800	5,106,389	7,154,189
Dillard's (3)	5	41	46	661,356	5,667,101	6,328,457
Macy's (4)	13	27	40	1,672,270	4,188,660	5,860,930
Belk (5)	9	19	28	844,145	2,464,655	3,308,800
Bon-Ton:
Bon-Ton	2	1	3	186,824	131,915	318,739
Bergner's (6)	1	2	3	128,330	257,071	385,401
Boston Store (7)	1	4	5	96,000	599,280	695,280
Carson's	2	—	2	219,190	—	219,190
Herberger's	2	—	2	144,968	—	144,968
Younkers (8)	3	2	5	232,637	206,695	439,332
Elder-Beerman	1	—	1	60,092	—	60,092
Bon-Ton Subtotal	12	9	21	1,068,041	1,194,961	2,263,002
At Home	—	1	1	—	124,700	124,700
BB&T	—	1	1	—	60,000	60,000
BJ's Wholesale Club	1	—	1	85,188	—	85,188

	Number of Stores			Gross Leasable Area
Anchor	Mall Leased	Anchor Owned	Total	Mall Leased	Anchor Owned	Total
Boscov's	—	1	1	—	150,000	150,000
Burlington	2	—	2	143,013	—	143,013
Carousel Cinemas	1	—	1	52,000	—	52,000
Cinemark	4	—	4	240,271	—	240,271
Dick's Sporting Goods	12	—	12	740,638	—	740,638
Dunham's Sports	1	1	2	60,200	89,119	149,319
Gordmans	2	—	2	109,401	—	109,401
The Grande Cinemas	1	—	1	60,400	—	60,400
Harris Teeter	—	1	1	—	72,757	72,757
Hobby Lobby	2	—	2	112,500	—	112,500
I. Keating Furniture	1	—	1	103,994	—	103,994
Kohl's	4	3	7	357,091	187,621	544,712
Liberty University	—	1	1	—	113,074	113,074
Nordstrom (9)	—	2	2	—	385,000	385,000
Regal Cinemas	4	—	4	259,761	—	259,761
Scheel's	2	—	2	200,536	—	200,536
Sleep Inn & Suites	1	—	1	123,506	—	123,506
Target	1	2	3	100,000	225,396	325,396
Von Maur	—	2	2	—	233,280	233,280
Wehrenberg Theaters	1	—	1	56,000	—	56,000
XXI Forever / Forever 21	1	1	2	77,500	57,500	135,000

Vacant Anchors:
Vacant - former Belk	—	1	1	—	52,600	52,600
Vacant - former JC Penney	3	1	4	264,788	173,124	437,912
Vacant - former Sears	1	1	2	92,709	100,149	192,858

Current Developments:
Dunham's Sports (10)	1	—	1	80,524	—	80,524
Total Anchors	131	181	312	12,548,103	24,571,985	37,120,088

(1)	Of the 31 stores owned by JC Penney, 5 are subject to ground lease payments to the Company.

(2)	Of the 35 stores owned by Sears, 3 are subject to ground lease payments to the Company.

(3)	Of the 41 stores owned by Dillard's, 4 are subject to ground lease payments to the Company.

(4)	Of the 27 stores owned by Macy's, 6 are subject to ground lease payments to the Company.

(5)	Of the 19 stores owned by Belk, 1 is subject to ground lease payments to the Company.

(6)	Of the 2 stores owned by Bergner's, 1 is subject to ground lease payments to the Company.

(7)	Of the 4 stores owned by Boston Store, 1 is subject to ground lease payments to the Company.

(8)	Of the 2 stores owned by Younkers, 1 is subject to ground lease payments to the Company.

(9)	Of the 2 stores owned by Nordstrom, 1 is subject to ground lease payments to the Company.

(10)	Dunham's Sports is scheduled to open in 2016 at Northpark Mall.

As of December 31, 2015, the Malls had a total of 134 Junior Anchors, including four vacant Junior Anchor spaces, and excludes Junior Anchors at our Non-core and Lender Malls. The Mall Junior Anchors and the amount of GLA leased or owned by each as of December 31, 2015 is as follows:

	Number of Stores			Gross Leasable Area
Junior Anchor	Mall Leased	Anchor Owned	Total	Mall Leased	Anchor Owned	Total
A'GACI	1	—	1	28,000	—	28,000
Ashley Furniture HomeStores	1	—	1	26,439	—	26,439
Barnes & Noble	15	—	15	435,280	—	435,280
Beall's	5	—	5	193,209	—	193,209
Bed, Bath & Beyond	6	—	6	179,915	—	179,915
Best Buy	2	—	2	64,262	—	64,262
Books-A-Million	1	—	1	20,642	—	20,642
Carmike Cinema	6	—	6	235,144	—	235,144
Cinemark	4	—	4	159,368	—	159,368
Dave & Buster's	1	—	1	30,004	—	30,004
Dick's Sporting Goods	7	—	7	306,642	—	306,642
Dunham's Sports	1	—	1	35,368	—	35,368
Encore	6	—	6	153,653	—	153,653
The Fresh Market	1	—	1	21,442	—	21,442
Foot Locker	1	—	1	22,847	—	22,847
GameWorks	1	—	1	21,295	—	21,295
Gold's Gym	1	—	1	30,566	—	30,566
Goody's	2	—	2	61,358	—	61,358
Gordmans	2	—	2	96,979	—	96,979
H&M	17	—	17	363,838	—	363,838
HH Gregg	2	1	3	53,564	33,887	87,451
Jo-Ann Fabrics & Crafts	1	—	1	22,659	—	22,659
Joe Brand	1	—	1	29,413	—	29,413
Kaplan College	1	—	1	30,294	—	30,294
LA Fitness	1	—	1	41,000	—	41,000
Michaels	2	—	2	45,322	—	45,322
Old Navy	1	—	1	20,257	—	20,257
Planet Fitness	1	—	1	23,107	—	23,107
REI	1	—	1	24,427	—	24,427
Regal Cinemas	1	—	1	23,360	—	23,360
Ross	3	—	3	75,239	—	75,239
Saks Fifth Avenue OFF 5TH	3	—	3	76,313	—	76,313
Schuler Books & Music	1	—	1	24,116	—	24,116
2nd & Charles	1	—	1	23,538	—	23,538
Southwest Theaters	1	—	1	29,830	—	29,830
Sports Authority (1)	1	1	2	24,750	42,085	66,835
Stein Mart	1	—	1	30,463	—	30,463
Steinhafels	1	—	1	28,828	—	28,828
Tilt	1	—	1	22,484	—	22,484
T.J. Maxx	4	1	5	109,201	24,000	133,201
United Artists Theatre	1	—	1	29,350	—	29,350
V-Stock	2	—	2	69,166	—	69,166
Vertical Trampoline Park	1	—	1	24,972	—	24,972
Whole Foods	—	1	1	—	34,320	34,320
XXI Forever / Forever 21	8	—	8	206,714	—	206,714

	Number of Stores			Gross Leasable Area
Junior Anchor	Mall Leased	Anchor Owned	Total	Mall Leased	Anchor Owned	Total

Vacant Junior Anchors:
Vacant - former Cohn Furniture	1	—	1	20,030	—	20,030
Vacant - former Pay Half	1	—	1	25,764	—	25,764
Vacant - former Steve & Barry's	2	—	2	65,554	—	65,554

Current Developments:
H&M (2)	3	—	3	70,009	—	70,009
Ross (3)	1	—	1	23,714	—	23,714
Total Junior Anchors	130	4	134	3,779,689	134,292	3,913,981

(1)	The one store owned by Sports Authority is subject to ground lease payments to the Company.

(2)	H&M is scheduled to open in 2016 at Fashion Square, Kirkwood Mall and Mall del Norte.

(3)	Ross will open in 2016 in the former JC Penney's space at Randolph Mall.

Mall Stores
The Malls have approximately 7,365 Mall stores. National and regional retail chains (excluding local franchises) lease approximately 74.9% of the occupied Mall store GLA. Although Mall stores occupy only 32.8% of the total Mall GLA (the remaining 67.2% is occupied by Anchors and a minor percentage is vacant), the Malls received 82.1% of their revenues from mall stores for the year ended December 31, 2015.
Mall Lease Expirations
The following table summarizes the scheduled lease expirations for mall stores as of December 31, 2015:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2016	1,536	$127,111,000	3,939,000	$32.27	16.3%	20.2%
2017	990	108,952,000	2,695,000	40.43	14.0%	13.8%
2018	825	105,946,000	2,466,000	42.96	13.6%	12.7%
2019	573	73,952,000	1,764,000	41.92	9.5%	9.1%
2020	497	65,883,000	1,573,000	41.87	8.4%	8.1%
2021	364	50,271,000	1,187,000	42.35	6.4%	6.1%
2022	353	52,381,000	1,187,000	44.13	6.7%	6.1%
2023	369	60,680,000	1,313,000	46.22	7.8%	6.7%
2024	389	55,063,000	1,358,000	40.53	7.1%	7.0%
2025	318	50,214,000	1,182,000	42.49	6.4%	6.1%

(1)	Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2015 for expiring leases that were executed as of December 31, 2015.

(2)
Total annualized gross rent, including recoverable common area expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2015.

(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2015.

See page 57 for a comparison between rents on leases that expired in the current reporting period compared to rents on new and renewal leases executed in 2015. More than 70% of the space vacated as a result of major tenant bankruptcies in 2015 has been addressed. We continue to see improvement in the credit quality of our tenant mix and are leasing our Properties with changing consumer preference in mind by adding more theaters, restaurants, fitness centers and other tenants in addition to the traditional retail stores. For leases expiring in 2016 that we are able to renew or replace with new tenants, we anticipate that we will be able to achieve higher rental rates than the existing rates of the expiring leases as retailers seek out space in our market-dominant Properties and new supply remains constricted. Page 57 also includes new and renewal leasing activity as of December 31, 2015 with commencement dates in 2015 and 2016.
Mall Tenant Occupancy Costs
Occupancy cost is a tenant’s total cost of occupying its space, divided by sales. Mall store sales represents total sales amounts received from reporting tenants with space of less than 10,000 square feet.  The following table summarizes tenant occupancy costs as a percentage of total Mall store sales, excluding license agreements, for each of the past three fiscal years:

	Year Ended December 31, (1)
	2015	2014	2013
Mall store sales (in millions)	$5,778	$5,539	$5,598
Minimum rents	8.46%	8.63%	8.58%
Percentage rents	0.55%	0.54%	0.59%
Tenant reimbursements (2)	3.63%	3.79%	3.65%
Mall tenant occupancy costs	12.64%	12.96%	12.82%

(1)	In certain cases, we own less than a 100% interest in the Malls. The information in this table is based on 100% of the applicable amounts and has not been adjusted for our ownership share.

(2)	Represents reimbursements for real estate taxes, insurance, common area maintenance charges, marketing and certain capital expenditures.
Debt on Malls
Please see the table entitled “Mortgage Loans Outstanding at December 31, 2015” included herein for information regarding any liens or encumbrances related to our Malls.
Associated Centers
We owned a controlling interest in 21 Associated Centers and a non-controlling interest in four Associated Centers as of December 31, 2015.
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
The following table sets forth certain information for each of the Associated Centers as of December 31, 2015:

Associated Center / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total GLA (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors & Junior Anchors
Annex at Monroeville Pittsburgh, PA	1986	100%	186,367	186,367	N/A (4)	Burlington
Bonita Lakes Crossing (5) Meridian, MS	1997/1999	100%	147,518	147,518	59%	Ashley Home Store
Coastal Grand Crossing (6) Myrtle Beach, SC	2005	50%	35,013	35,013	95%	PetSmart
CoolSprings Crossing Nashville, TN	1992	100%	167,475	63,015	93%	American Signature (7), HH Gregg (8), JumpStreet 8), Target (7), Toys R Us (7)
Courtyard at Hickory Hollow Nashville, TN	1979	100%	68,438	68,438	92%	Carmike Cinema
Frontier Square Cheyenne, WY	1985	100%	186,552	16,474	100%	PETCO (9), Ross (9), Target (7), T.J. Maxx (9)
Governor's Square Plaza (6) Clarksville, TN	1985/1988	50%	214,728	71,801	100%	Bed Bath & Beyond, Premier Medical Group, Target (7)

Associated Center / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total GLA (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors & Junior Anchors
Gunbarrel Pointe Chattanooga, TN	2000	100%	273,913	147,913	100%	Earthfare, Kohl's, Target (7)
Hamilton Corner Chattanooga, TN	1990/2005	90%	67,301	67,301	98%	None
Hamilton Crossing Chattanooga, TN	1987/2005	92%	191,945	98,832	100%	HomeGoods (10), Michaels (10), T.J. Maxx, Toys R Us (7)
Harford Annex Bel Air, MD	1973/2003	100%	107,656	107,656	100%	Best Buy, Office Depot, PetSmart
The Landing at Arbor Place Atlanta (Douglasville), GA	1999	100%	162,954	85,267	49%	Toys R Us (7)
Layton Hills Convenience Center Layton, UT	1980	100%	90,066	90,066	94%	Bed, Bath & Beyond
Layton Hills Plaza Layton, UT	1989	100%	18,808	18,808	64%	None
Parkdale Crossing Beaumont, TX	2002	100%	80,064	80,064	97%	Barnes & Noble
The Plaza at Fayette Lexington, KY	2006	100%	190,207	190,207	99%	Cinemark, Gordmans
The Shoppes at Hamilton Place Chattanooga, TN	2003	92%	131,274	131,274	100%	Bed Bath & Beyond, Marshall's, Ross
The Shoppes at St. Clair Square Fairview Heights, IL	2007	100%	84,383	84,383	100%	Barnes & Noble
Sunrise Commons Brownsville, TX	2001	100%	201,960	100,515	96%	K-Mart (7), Marshall's, Ross
The Terrace Chattanooga, TN	1997	92%	158,175	158,175	100%	Academy Sports
West Towne Crossing Madison, WI	1980	100%	438,362	146,465	100%	Barnes & Noble, Best Buy, Cub Foods (7), Kohl's (7), Nordstrom Rack, Office Max (7), former Savers (11), Shopko (7)
WestGate Crossing Spartanburg, SC	1985/1999	100%	158,200	158,200	97%	Hamricks, Jo-Ann Fabrics & Crafts, Mighty Dollar
Westmoreland Crossing Greensburg, PA	2002	100%	280,570	280,570	100%	Carmike Cinema, Dick's Sporting Goods, Levin Furniture, Michaels (12), T.J. Maxx (12)
York Town Center (6) York, PA	2007	50%	282,882	282,882	100%	Bed Bath & Beyond, Best Buy, Christmas Tree Shops, Dick's Sporting Goods, Ross, Staples
Total Associated Centers			3,924,811	2,817,204	95%

Lender Associated Center
Triangle Town Place (6) Raleigh, NC	2004	50%	149,471	149,471	N/A (13)	Bed Bath & Beyond, Dick's Sporting Goods, DSW Shoes

(1)	Includes total square footage of the Anchors (whether owned or leased by the Anchor) and shops. Does not include future expansion areas.

(2)	Includes leasable Anchors.

(3)	Includes tenants paying rent for executed leases as of December 31, 2015, including leased Anchors.

(4)
Annex at Monroeville - Excluded from occupancy metrics as under major redevelopment for space formerly occupied by Dick's Sporting Goods, which relocated to Monroeville Mall. Steel City Indoor Karting is scheduled to open in the former Dick's Sporting Goods space in 2016.

(5)
Bonita Lakes Crossing - We are the lessee under a ground lease for 34 acres, which extends through June 2035, including one 25-year renewal option. The annual rent at December 31, 2015 was $27,876, increasing by an average of 3% each year.

(6)	This Property is owned in an unconsolidated joint venture.

(7)	Owned by the tenant.

(8)	CoolSprings Crossing - Space is owned by Next Realty, LLC and subleased to HH Gregg and JumpStreet.

(9)	Frontier Square - Space is owned by 1639 11th Street Associates and subleased to PETCO, Ross, and T.J. Maxx.

(10)	Hamilton Crossing - Space is owned by Schottenstein Property Group and subleased to HomeGoods and Michaels.

(11)	West Towne Crossing - Stein Mart is scheduled to open in early 2016 in the former Savers space.

(12)	Westmoreland Crossing - Space is owned by Schottenstein Property Group and subleased to Michaels and T.J. Maxx.

(13)	Triangle Town Place - Occupancy metrics are excluded due to classification as a Lender Property.
Associated Centers Lease Expirations
The following table summarizes the scheduled lease expirations for Associated Center tenants in occupancy as of December 31, 2015:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as % of Total Leased GLA (3)
2016	27	$3,538,000	226,000	$15.68	7.2%	7.1%
2017	46	6,048,000	319,000	18.98	12.3%	10.0%
2018	42	7,000,000	384,000	18.23	14.2%	12.0%
2019	33	5,662,000	423,000	13.37	11.5%	13.3%
2020	51	6,443,000	480,000	13.42	13.1%	15.1%
2021	19	5,372,000	338,000	15.91	10.9%	10.6%
2022	20	4,355,000	326,000	13.34	8.8%	10.2%
2023	10	2,237,000	117,000	19.20	4.5%	3.7%
2024	15	2,699,000	125,000	21.58	5.5%	3.9%
2025	11	3,768,000	235,000	16.06	7.7%	7.4%

(1)	Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2015 for expiring leases that were executed as of December 31, 2015.

(2)
Total annualized gross rent, including recoverable common area expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2015.

(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2015.
Debt on Associated Centers
Please see the table entitled “Mortgage Loans Outstanding at December 31, 2015” included herein for information regarding any liens or encumbrances related to our Associated Centers.
Community Centers
We owned a controlling interest in six Community Centers and a non-controlling interest in four Community Centers as of December 31, 2015.  Community Centers typically have less development risk because of shorter development periods and lower costs. While Community Centers generally maintain higher occupancy levels and are more stable, they typically have slower rent growth because the anchor stores’ rents are typically fixed and are for longer terms.
Community Centers are designed to attract local and regional area customers and are typically anchored by a combination of supermarkets, or value-priced stores that attract shoppers to each center’s small shops. The tenants at our Community Centers typically offer necessities, value-oriented and convenience merchandise.
We own the land underlying the Community Centers in fee simple interest.

The following table sets forth certain information for each of our Community Centers at December 31, 2015:

Community Center / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total GLA (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors & Junior Anchors
Cobblestone Village at Palm Coast Palm Coast, FL	2007	100%	96,891	22,876	97%	Belk (4)
The Crossings at Marshalls Creek Middle Smithfield, PA	2013	100%	86,343	86,343	95%	Price Chopper
The Forum at Grandview Madison, MS	2010/2012	75%	191,582	191,582	100%	Best Buy, Dick’s Sporting Goods, HomeGoods, Michaels, Stein Mart
Hammock Landing (5) West Melbourne, FL	2009/2015	50%	465,267	281,266	95%	Academy Sports, Carmike Cinema, HH Gregg, Kohl's (4), Marshall's, Michaels, Ross, Target (4)
High Pointe Commons (5) Harrisburg, PA	2006/2008	50%	330,913	107,910	100%	Christmas Tree Shops, JC Penney (4), Target (4)
Parkway Plaza Fort Oglethorpe, GA	2015	100%	134,047	134,047	97%	Hobby Lobby, Marshall's, Ross
The Pavilion at Port Orange (5) Port Orange, FL	2010	50%	296,389	228,990	96%	Belk, Hollywood Theaters, Marshall's, Michaels
The Promenade D'Iberville, MS	2009/2014	85%	593,007	376,047	99%	Ashley Home Furniture, Bed Bath & Beyond, Best Buy, Dick's Sporting Goods, Kohl's (4), Marshall's, Michaels, Ross, Target (4)
Renaissance Center (5) (6) Durham, NC	2003/2007	50%	319,681	319,681	96%	Best Buy, Nordstrom Rack, REI, Toys R Us
Statesboro Crossing Statesboro, GA	2008/2015	50%	146,981	146,981	99%	Hobby Lobby, T.J. Maxx
Total Community Centers			2,661,101	1,895,723	97%

(1)	Includes total square footage of the Anchors (whether owned or leased by the Anchor) and shops. Does not include future expansion areas.

(2)	Includes leasable Anchors.

(3)	Includes tenants paying rent for executed leases as of December 31, 2015, including leased Anchors.

(4)	Owned by tenant.

(5)	This Property is owned in an unconsolidated joint venture.

(6)	In December 2015, the joint venture entered into a binding agreement to sell this Property. See Note 5 to the consolidated financial statements for more information.
Community Centers Lease Expirations
The following table summarizes the scheduled lease expirations for tenants in occupancy at Community Centers as of December 31, 2015:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2016	13	$958,000	43,000	$22.15	2.5%	2.0%
2017	35	2,636,000	115,000	22.87	6.8%	5.4%
2018	29	2,929,000	135,000	21.64	7.5%	6.3%
2019	55	5,277,000	243,000	21.72	13.6%	11.3%
2020	68	9,086,000	473,000	19.20	23.3%	22.0%
2021	19	2,640,000	136,000	19.36	6.8%	6.3%
2022	16	2,494,000	143,000	17.45	6.4%	6.6%
2023	22	3,130,000	176,000	17.79	8.0%	8.2%
2024	20	3,382,000	169,000	20.04	8.7%	7.8%
2025	11	1,521,000	79,000	19.35	3.9%	3.7%

(1)	Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2015 for expiring leases that were executed as of December 31, 2015.

(2)
Total annualized gross rent, including recoverable common area expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2015.

(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2015.
Debt on Community Centers
Please see the table entitled “Mortgage Loans Outstanding at December 31, 2015” included herein for information regarding any liens or encumbrances related to our Community Centers.
Office Buildings
We owned a controlling interest in eight Office Buildings and a non-controlling interest in five Office Buildings as of December 31, 2015.
We own a 92% interest in the CBL Center office buildings, with an aggregate square footage of approximately 204,000 square feet, where our corporate headquarters is located. As of December 31, 2015, we occupied 68.1% of the total square footage of the buildings.
The following tables set forth certain information for each of our Office Buildings at December 31, 2015:

Office Building / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total GLA (1)	Total Leasable GLA	Percentage GLA Occupied
840 Greenbrier Circle Chesapeake, VA	1983	100%	50,820	50,820	82%
850 Greenbrier Circle Chesapeake, VA	1984	100%	81,318	81,318	100%
Bank of America Building (2) Greensboro, NC	1988	50%	49,342	49,342	85%
CBL Center Chattanooga, TN	2001	92%	130,658	130,658	100%
CBL Center II Chattanooga, TN	2008	92%	72,848	72,848	100%
First Citizens Bank Building (2) Greensboro, NC	1985	50%	43,357	43,357	95%
Friendly Center Office Building (2) Greensboro, NC	1972	50%	32,262	32,262	88%
Oak Branch Business Center Greensboro, NC	1990/1995	100%	33,622	33,622	89%
One Oyster Point Newport News, VA	1984	100%	36,275	36,275	70%
The Pavilion at Port Orange (2) Port Orange, FL	2010	50%	34,111	34,111	89%
Pearland Office Pearland, TX	2009	100%	65,967	65,967	93%
Two Oyster Point Newport News, VA	1985	100%	39,232	39,232	79%
Wachovia Office Building (2) Greensboro, NC	1992	50%	12,000	12,000	100%
Total Office Buildings			681,812	681,812	92%

(1)	Includes total square footage of the offices. Does not include future expansion areas.

(2)	This Property is owned in an unconsolidated joint venture

Office Buildings Lease Expirations
The following table summarizes the scheduled lease expirations for tenants in occupancy at Office Buildings as of December 31, 2015:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2016	14	$766,000	37,000	$20.47	3.4%	3.2%
2017	18	2,208,000	133,000	16.66	9.7%	11.5%
2018	24	2,771,000	120,000	23.17	12.1%	10.4%
2019	15	986,000	53,000	18.55	4.3%	4.6%
2020	16	1,043,000	55,000	18.90	4.6%	4.8%
2021	1	23,000	1,000	19.48	0.1%	0.1%
2022	3	725,000	28,000	25.76	3.2%	2.4%
2023	—	—	—	—	—%	—%
2024	1	218,000	13,000	17.42	1.0%	1.1%
2025	5	1,404,000	54,000	26.02	6.2%	4.7%

(1)
Total annualized contractual gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2015 for expiring leases that were executed as of December 31, 2015.

(2)
Total annualized contractual gross rent, including recoverable common area expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2015.

(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2015.

Debt on Office Buildings
Please see the table entitled “Mortgage Loans Outstanding at December 31, 2015” included herein for information regarding any liens or encumbrances related to our Offices.
Mortgages Notes Receivable
We own five mortgages, each of which is collateralized by either a first mortgage, a second mortgage or by assignment of 100% of the ownership interests in the underlying real estate and related improvements. The mortgages are more fully described on Schedule IV in Part IV of this report.
Mortgage Loans Outstanding at December 31, 2015 (in thousands):

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/15 (1)	Annual Debt Service	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity	Open to Prepayment Date (2)	Footnote
Consolidated Debt
Malls:
Acadiana Mall	100%	5.67%	$129,037	$10,435	Apr-17	—	$124,998	Open
Alamance Crossing	100%	5.83%	47,928	3,589	Jul-21	—	43,046	Open
Arbor Place	100%	5.10%	115,578	7,948	May-22	—	100,861	Open
Asheville Mall	100%	5.80%	71,607	5,917	Sep-21	—	60,190	Open
Burnsville Center	100%	6.00%	73,828	6,417	Jul-20	—	63,589	Open
Cary Towne Center	100%	8.50%	48,607	6,898	Mar-17	—	45,226	Open
Chesterfield Mall	100%	5.74%	140,000	6,142	Sep-16	—	140,000	Open
Cross Creek Mall	100%	4.54%	127,081	9,376	Jan-22	—	102,260	Open
Dakota Square Mall	100%	6.23%	55,711	4,562	Nov-16	—	54,843	Open
EastGate Mall	100%	5.83%	38,527	3,613	Apr-21	—	30,155	Open
Fashion Square	100%	4.95%	38,749	2,932	Jun-22	—	31,112	Open
Fayette Mall	100%	5.42%	166,837	13,527	May-21	—	139,177	Open
Greenbrier Mall	100%	5.91%	72,171	3,882	Aug-16	—	71,111	Open

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/15 (1)	Annual Debt Service	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity	Open to Prepayment Date (2)	Footnote
Hamilton Place	90%	5.86%	99,224	5,314	Aug-16	—	97,757	Open
Hanes Mall	100%	6.99%	149,018	13,080	Oct-18	—	140,968	Open
Hickory Point Mall	100%	5.85%	27,569	2,347	Dec-15	—	27,690	Open	(3)
Honey Creek Mall	100%	8.00%	27,884	3,373	Jul-19	—	23,290	Open	(4)
Jefferson Mall	100%	4.75%	67,285	4,456	Jun-22	—	58,176	Open
Kirkwood Mall	100%	5.75%	38,579	2,885	Apr-18		37,109	Open
Layton Hills Mall	100%	5.66%	92,215	7,453	Apr-17	—	89,327	Open
Midland Mall	100%	6.10%	32,418	1,774	Aug-16	—	31,953	Open
Northwoods Mall	100%	5.08%	69,036	4,743	Apr-22	—	60,292	Open
The Outlet Shoppes at Atlanta	75%	4.90%	77,428	5,095	Nov-23	—	65,036	Open
The Outlet Shoppes at Atlanta (Phase II)	75%	2.79%	4,034	129	Dec-19	—	3,470	Open	(5)	(6)
The Outlet Shoppes at Atlanta (Parcel Development)	75%	2.82%	1,784	74	Dec-19	—	1,616	Open	(6)	(7)
The Outlet Shoppes at El Paso	75%	7.06%	63,458	5,622	Dec-17	—	61,265	Open
The Outlet Shoppes at El Paso (Phase II)	75%	3.15%	6,877	366	Apr-18	—	6,569	Open	(5)	(8)
The Outlet Shoppes at Gettysburg	50%	4.80%	38,450	1,878	Oct-25	—	33,172	Open	(9)
The Outlet Shoppes at Oklahoma City	75%	5.73%	55,258	4,521	Jan-22	—	45,428	Open
The Outlet Shoppes at Oklahoma City (Phase II)	75%	2.99%	5,753	353	Apr-19	Apr-21	5,233	Open	(5)
The Outlet Shoppes at Oklahoma City (Phase III)	75%	3.07%	2,864	217	Apr-19	Apr-21	2,464	Open	(5)	(8)
The Outlet Shoppes of the Bluegrass	65%	4.05%	76,146	4,464	Dec-24	—	61,830	Jan-17
The Outlet Shoppes of the Bluegrass (Phase II)	65%	2.92%	10,076	303	Jul-20	—	7,870	Open	(5)	(8)
Park Plaza	100%	5.28%	89,255	7,165	Apr-21	—	74,428	Open
Parkdale Mall & Crossing	100%	5.85%	85,808	7,241	Mar-21	—	72,447	Open
Parkway Place	100%	6.50%	37,644	3,403	Jul-20	—	32,661	Open
Southaven Towne Center	100%	5.50%	39,066	3,134	Jan-17	—	38,056	Open
Southpark Mall	100%	4.85%	63,389	4,240	Jun-22	—	54,924	Open
Stroud Mall	100%	4.59%	30,621	699	Apr-16	—	30,276	Open	(10)
Valley View Mall	100%	6.50%	58,259	5,267	Jul-20	—	50,547	Open
Volusia Mall	100%	8.00%	47,967	5,802	Jul-19	—	40,064	Open	(4)
Wausau Center	100%	5.85%	17,923	1,509	Apr-21	—	15,100	Open
WestGate Mall	100%	4.99%	37,000	2,803	Jul-22	—	29,670	Open
York Galleria	100%	4.55%	48,891	1,114	Apr-16	—	48,337	Open	(11)
			2,626,840	196,062			2,353,593

Associated Centers:
CoolSprings Crossing	100%	4.54%	11,443	209	Apr-16	—	11,313	Open	(12)
Gunbarrel Pointe	100%	4.64%	10,197	234	Apr-16	—	10,083	Open	(13)
Hamilton Corner	90%	5.67%	14,621	1,183	Apr-17	—	14,164	Open
Hamilton Crossing & Expansion	92%	5.99%	9,618	819	Apr-21	—	8,122	Open
The Plaza at Fayette	100%	5.67%	38,093	3,081	Apr-17	—	36,901	Open
The Shoppes at St. Clair Square	100%	5.67%	19,306	1,562	Apr-17	—	18,702	Open
The Terrace	92%	7.25%	13,381	1,284	Jun-20	—	11,755	Open
			116,659	8,372			111,040

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/15 (1)	Annual Debt Service	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity	Open to Prepayment Date (2)	Footnote

Community Center:
Statesboro Crossing	50%	2.22%	11,087	190	Jun-16	Jun-18	11,024	Open	(5)

Office Building:
CBL Center	92%	5.00%	19,844	1,651	Jun-22	—	14,949	Open

Unsecured Credit Facilities:
$500,000 capacity	100%	1.60%	—	—	Oct-19	Oct-20	—	Open	(5)
$500,000 capacity	100%	1.54%	392,204	6,040	Oct-20	—	392,204	Open	(5)
$100,000 capacity	100%	1.44%	6,700	96	Oct-19	Oct-20	6,700	Open	(5)
			398,904	6,136			398,904
Unsecured Term Loans:
$400,000 capacity	100%	1.92%	400,000	7,680	Jul-18	—	400,000	Open	(5)
$350,000 capacity	100%	1.69%	350,000	5,915	Oct-17	Oct-19	350,000	Open	(5)
$50,000 capacity	100%	1.79%	50,000	895	Feb-18	—	50,000	Open	(5)
			800,000	14,490			800,000

Senior Unsecured Notes:
5.25% notes	100%	5.25%	450,000	23,625	Dec-23	—	450,000	Open
4.60% notes	100%	4.60%	300,000	13,800	Oct-24	—	300,000	Open
			750,000	37,425			750,000

Other:
Other subsidiary term loan	50%	3.50%	2,686	1,987	May-17	—	—	Open

Unamortized Premiums and Discounts, net			667	—			—		(14)
Total Consolidated Debt			$4,726,687	$266,313			$4,439,510

Unconsolidated Debt:
Ambassador Town Center	65%	2.06%	$21,418	$441	Dec-17	Dec-19	$21,418	Open	(5)	(8)
Ambassador Town Center Infrastructure Improvements	65%	2.24%	8,629	475	Dec-17	Dec-19	7,682	Open	(5) (8)	(15)
Coastal Grand	50%	4.09%	117,401	6,958	Aug-24	—	95,230	Open
Coastal Grand Outparcel	50%	4.09%	5,665	336	Aug-24	—	4,595	Open
CoolSprings Galleria	50%	6.98%	103,376	9,445	Jun-18	—	97,506	Open
Fremaux Town Center (Phase I)	65%	2.34%	40,530	553	Aug-16	Aug-18	40,530	Open	(5)
Fremaux Town Center (Phase II)	65%	2.34%	27,404	374	Aug-16	Aug-18	26,134	Open	(5)
Friendly Shopping Center	50%	3.48%	100,000	4,983	Apr-23	—	82,392	Open	(16)
Governor's Square Mall	48%	8.23%	15,587	2,415	Sep-16	—	14,089	Open
Gulf Coast Town Center (Phase I)	50%	5.60%	190,800	10,687	Jul-17	—	190,800	Open
Gulf Coast Town Center (Phase III)	50%	2.50%	5,092	759	Jul-17	—	4,816	Open	(5)
Hammock Landing (Phase I)	50%	2.42%	39,475	287	Feb-16	Nov-17	39,475	Open	(5)	(17)
Hammock Landing (Phase II)	50%	2.42%	16,757	68	Feb-16	Nov-17	16,757	Open	(5)	(17)
High Pointe Commons (Phase I)	50%	5.74%	12,665	1,211	May-17	—	9,014	Open
High Pointe Commons (Phase II)	50%	6.10%	5,070	481	Jul-17	—	4,816	Open

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/15 (1)	Annual Debt Service	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity	Open to Prepayment Date (2)	Footnote
Kentucky Oaks Mall	50%	5.27%	20,583	2,429	Jan-17	—	19,223	Open
Oak Park Mall	50%	3.97%	276,000	10,957	Oct-25	—	232,004	Oct-18	(18)
The Pavilion at Port Orange	50%	2.42%	58,820	412	Feb-16	Nov-17	58,820	Open	(5)	(17)
Renaissance Center (Phase I)	50%	5.61%	31,678	1,284	Jul-16	—	31,297	Open	(19)
Renaissance Center (Phase II)	50%	3.49%	16,000	760	Apr-23	—	13,636	Open	(19)
The Shops at Friendly Center	50%	5.90%	38,591	3,203	Jan-17	—	37,639	Open
Triangle Town Center	50%	5.74%	171,092	14,367	Dec-15	—	108,673	Open	(20)
West County Center	50%	3.40%	190,000	10,111	Dec-22	—	162,270	Open
York Town Center	50%	4.90%	34,769	2,657	Feb-22	—	28,293	Open
York Town Center - Pier 1	50%	2.99%	1,388	86	Feb-22	—	1,088	Open	(5)
Total Unconsolidated Debt			$1,548,790	$85,739			$1,348,197
Total Consolidated and Unconsolidated Debt			$6,275,477	$352,052			$5,787,707
Company's Pro-Rata Share of Total Debt			$5,407,171	$298,612					(21)

(1)	The amount listed includes 100% of the loan amount even though the Operating Partnership may have less than a 100% ownership interest in the Property.

(2)	Prepayment premium is based on yield maintenance or defeasance.

(3)	Hickory Point - The Company is in active negotiations with the lender to restructure the terms of the loan, including the maturity date.

(4)	The mortgages on Honey Creek and Volusia Mall are cross-collateralized and cross-defaulted.

(5)	The interest rate is variable at various spreads over LIBOR priced at the rates in effect at December 31, 2015. The debt is prepayable at any time without prepayment penalty.

(6)
The Outlet Shoppes at Atlanta (Phase II) and The Outlet Shoppes at Atlanta (Parcel Development) - The loans are cross-collateralized. The Operating Partnership owns less than 100% of the Properties but guarantees 100% of the debt. The interest rate will be reduced to a spread of LIBOR plus 2.35% once certain debt and operational metrics are met.

(7)
The Outlet Shoppes at Atlanta (Parcel Development) - The variable-rate loan bears interest at LIBOR + 2.50%. Annual debt service is interest only through July 2016. Thereafter, debt service will be $48 in annual principal payments plus interest.

(8)	The Operating Partnership owns less than 100% of the Property but guarantees 100% of the debt.

(9)	The Outlet Shoppes at Gettysburg - The loan is interest only through September 2017. Thereafter, debt service will be $2,422 in annual principal payments plus interest.

(10)
Stroud Mall - The Company has an interest rate swap on a notional amount of $30,620, amortizing to $30,276 over the term of the swap, related to Stroud Mall to effectively fix the interest rate on that variable-rate loan. Therefore, this amount is currently reflected as having a fixed rate. The swap terminates in April 2016.

(11)
York Galleria - The Company has an interest rate swap on a notional amount of $48,891 amortizing to $48,337 over the term of the swap, related to York Galleria to effectively fix the interest rate on that variable-rate loan. Therefore, this amount is currently reflected as having a fixed rate. The swap terminates in April 2016.

(12)
CoolSprings Crossing - The Company has an interest rate swap on a notional amount of $11,443, amortizing to $11,313 over the term of the swap, related to CoolSprings Crossing to effectively fix the interest rate on that variable-rate loan. Therefore, this amount is currently reflected as having a fixed rate. The swap terminates in April 2016.

(13)
Gunbarrel Pointe - The Company has an interest rate swap on a notional amount of $10,197, amortizing to $10,083 over the term of the swap, related to Gunbarrel Pointe to effectively fix the interest rate on that variable-rate loan. Therefore, this amount is currently reflected as having a fixed rate. The swap terminates in April 2016.

(14)
Represents bond discounts as well as net premiums related to debt assumed to acquire real estate assets, which had stated interest rates that were above or below the estimated market rates for similar debt instruments at the respective acquisition dates.

(15)
Ambassador Town Center Infrastructure Improvements - The variable-rate loan bears interest at LIBOR + 2.0%. Under a payment-in-lieu of taxes ("PILOT") program, in lieu of ad valorem taxes, Ambassador and other contributing landowners will make annual PILOT payments to Ambassador Infrastructure, which will be used to repay the construction loan.

(16)	Friendly Shopping Center - The loan is interest only through April 2016. Thereafter, debt service will include principal payments in addition to interest.

(17)
Hammock Landing and Port Orange - Subsequent to December 31, 2015, the loans were modified and extended to February 2018 with one-year extension options. See Note 19 to the consolidated financial statements for more information.

(18)	Oak Park Mall - The loan is interest only through November 2017. Thereafter, debt service will be $15,755 in annual principal payments plus interest.

(19)
The joint venture has entered into a binding agreement to sell Renaissance Center, which includes defeasance of the loan secured by the Property's first phase and the assumption of the loan secured by the second phase. The sale is expected to close in the second quarter of 2016.

(20)
Triangle Town Center - Subsequent to December 31, 2015, a newly formed 10/90 joint venture acquired the existing 50/50 joint venture. Concurrent with the formation of the new joint venture, the new entity closed on a modification and restructuring of the loan. The modified loan matures in December 2018 and has two one-year extension options. The interest rate was reduced to 4.0% interest only payments.

(21)
Represents the Company's pro rata share of debt, including our share of unconsolidated affiliates' debt and excluding noncontrolling interests' share of consolidated debt on shopping center Properties.

The following is a reconciliation of consolidated debt to the Company's pro rata share of total debt (in thousands):

Total consolidated debt	$4,726,687
Noncontrolling interests' share of consolidated debt	(118,735)
Company's share of unconsolidated debt	799,219
Unamortized deferred financing costs	(16,690)
Company's pro rata share of total debt	$5,390,481
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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common stock of CBL & Associates Properties, Inc. is traded on the New York Stock Exchange.  The stock symbol is “CBL”. Quarterly sale prices and dividends paid per share of common stock are as follows:

	Market Price
Quarter Ended	High	Low	Dividend
2015
March 31	$21.36	$18.72	$0.265
June 30	$19.98	$15.92	$0.265
September 30	$16.61	$13.65	$0.265
December 31	$15.59	$12.06	$0.265

2014
March 31	$18.85	$16.00	$0.245
June 30	$19.29	$17.40	$0.245
September 30	$19.94	$17.41	$0.245
December 31	$19.98	$17.08	$0.265

There were approximately 760 shareholders of record for our common stock as of February 22, 2016.
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
See Part III, Item 12 contained herein for information regarding securities authorized for issuance under equity compensation plans. There were no repurchases of common stock made by us during the three months ended December 31, 2015.

ITEM 6. SELECTED FINANCIAL DATA (CBL & Associates Properties, Inc.)
(In thousands, except per share data)

	Year Ended December 31, (1)
	2015	2014	2013	2012	2011
Total revenues	$1,055,018	$1,060,739	$1,053,625	$1,002,843	$1,019,899
Total operating expenses	777,434	685,596	722,860	632,922	671,477
Income from operations	277,584	375,143	330,765	369,921	348,422
Interest and other income	6,467	14,121	10,825	3,953	2,578
Interest expense	(229,343)	(239,824)	(231,856)	(242,357)	(262,608)
Gain (loss) on extinguishment of debt	256	87,893	(9,108)	265	1,029
Gain on investments	16,560	—	2,400	45,072	—
Equity in earnings of unconsolidated affiliates	18,200	14,803	11,616	8,313	6,138
Income tax (provision) benefit	(2,941)	(4,499)	(1,305)	(1,404)	269
Income from continuing operations before gain on sales of real estate assets	86,783	247,637	113,337	183,763	95,828
Gain on sales of real estate assets	32,232	5,342	1,980	2,286	59,396
Income from continuing operations	119,015	252,979	115,317	186,049	155,224
Discontinued operations	—	54	(4,947)	(11,530)	29,770
Net income	119,015	253,033	110,370	174,519	184,994
Net income attributable to noncontrolling interests in:
Operating Partnership	(10,171)	(30,106)	(7,125)	(19,267)	(25,841)
Other consolidated subsidiaries	(5,473)	(3,777)	(18,041)	(23,652)	(25,217)
Net income attributable to the Company	103,371	219,150	85,204	131,600	133,936
Preferred dividends	(44,892)	(44,892)	(44,892)	(47,511)	(42,376)
Net income available to common shareholders	$58,479	$174,258	$40,312	$84,089	$91,560

Basic per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.34	$1.02	$0.27	$0.60	$0.46
Net income attributable to common shareholders	$0.34	$1.02	$0.24	$0.54	$0.62
Weighted-average common shares outstanding	170,476	170,247	167,027	154,762	148,289

Diluted per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.34	$1.02	$0.27	$0.60	$0.46
Net income attributable to common shareholders	$0.34	$1.02	$0.24	$0.54	$0.62
Weighted-average common and potential dilutive common shares outstanding	170,499	170,247	167,027	154,807	148,334

Amounts attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$58,479	$174,212	$44,515	$93,469	$68,366
Discontinued operations	—	46	(4,203)	(9,380)	23,194
Net income attributable to common shareholders	$58,479	$174,258	$40,312	$84,089	$91,560
Dividends declared per common share	$1.060	$1.000	$0.935	$0.880	$0.840

	December 31,
	2015	2014	2013	2012	2011
BALANCE SHEET DATA:
Net investment in real estate assets	$5,857,953	$5,947,175	$6,067,157	$6,328,982	$6,005,670
Total assets (2)	6,479,991	6,599,172	6,769,687	7,077,188	6,705,840
Total mortgage and other indebtedness (2)	4,710,628	4,683,333	4,841,239	4,733,135	4,475,767
Redeemable noncontrolling interests	25,330	37,559	34,639	464,082	456,105
Total shareholders' equity	1,284,970	1,406,552	1,404,913	1,328,693	1,263,278
Noncontrolling interests	114,629	143,376	155,021	192,404	207,113
Total equity	1,399,599	1,549,928	1,559,934	1,521,097	1,470,391

	Year Ended December 31,
	2015	2014	2013	2012	2011
OTHER DATA:
Cash flows provided by (used in):
Operating activities	$495,015	$468,061	$464,751	$481,515	$441,836
Investing activities	(259,815)	(234,855)	(125,693)	(246,670)	(27,645)
Financing activities	(236,246)	(260,768)	(351,806)	(212,689)	(408,995)

Funds From Operations ("FFO") allocable to Operating Partnership common unitholders (3)	481,068	545,514	437,451	458,159	422,697
FFO allocable to common shareholders	410,592	465,160	371,702	372,758	329,323

(1)
Please refer to Note 3, 5 and 15 to the consolidated financial statements for a description of acquisitions, joint venture transactions and impairment charges that have impacted the comparability of the financial information presented.

(2)
See Note 2 to the consolidated financial statements for information related to the adoption of new accounting pronouncements in the fourth quarter of 2015 that have been retrospectively applied, resulting in reclassification of certain debt issuance costs from total assets to total mortgage and other indebtedness in the above table and consisted of $17,127; $16,284; $12,548 and $13,588 related to the years ending December 31, 2014 through 2011, respectively.

(3)
Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for the definition of FFO, which does not represent cash flows from operations as defined by accounting principles generally accepted in the United States and is not necessarily indicative of the cash available to fund all cash requirements.  A reconciliation of net income attributable to common shareholders to FFO allocable to Operating Partnership common unitholders is presented on page 77.

ITEM 6. SELECTED FINANCIAL DATA (CBL & Associates Limited Partnership)
(In thousands, except per unit data)

	Year Ended December 31, (1)
	2015	2014	2013	2012	2011
Total revenues	$1,055,018	$1,060,739	$1,053,625	$1,002,843	$1,019,899
Total operating expenses	777,434	685,596	722,860	632,922	671,477
Income from operations	277,584	375,143	330,765	369,921	348,422
Interest and other income	6,467	14,121	10,825	3,953	2,578
Interest expense	(229,343)	(239,824)	(231,856)	(242,357)	(262,608)
Gain (loss) on extinguishment of debt	256	87,893	(9,108)	265	1,029
Gain on investments	16,560	—	2,400	45,072	—
Equity in earnings of unconsolidated affiliates	18,200	14,803	11,616	8,313	6,138
Income tax (provision) benefit	(2,941)	(4,499)	(1,305)	(1,404)	269
Income from continuing operations before gain on sales of real estate assets	86,783	247,637	113,337	183,763	95,828
Gain on sales of real estate assets	32,232	5,342	1,980	2,286	59,396
Income from continuing operations	119,015	252,979	115,317	186,049	155,224
Discontinued operations	—	54	(4,947)	(11,530)	29,770
Net income	119,015	253,033	110,370	174,519	184,994
Net income attributable to noncontrolling interests	(5,473)	(3,777)	(18,041)	(23,652)	(25,217)
Net income attributable to the Operating Partnership	113,542	249,256	92,329	150,867	159,777
Distributions to preferred unitholders	(44,892)	(44,892)	(44,892)	(47,511)	(42,376)
Net income available to common unitholders	$68,650	$204,364	$47,437	$103,356	$117,401

Basic per unit data attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$0.34	$1.02	$0.26	$0.59	$0.49
Net income attributable to common unitholders	$0.34	$1.02	$0.24	$0.54	$0.62
Weighted-average common units outstanding	199,734	199,660	196,572	190,223	190,335

Diluted per unit data attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$0.34	$1.02	$0.26	$0.59	$0.49
Net income attributable to common unitholders	$0.34	$1.02	$0.24	$0.54	$0.62
Weighted-average common and potential dilutive common units outstanding	199,757	199,660	196,572	190,268	190,380

	Year Ended December 31, (1)
	2015	2014	2013	2012	2011
Amounts attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$68,650	$204,318	$51,640	$112,736	$94,207
Discontinued operations	—	46	(4,203)	(9,380)	23,194
Net income attributable to common unitholders	$68,650	$204,364	$47,437	$103,356	$117,401
Distributions per unit	$1.09	$1.03	$0.97	$0.92	$0.89

	December 31,
	2015	2014	2013	2012	2011
BALANCE SHEET DATA:
Net investment in real estate assets	$5,857,953	$5,947,175	$6,067,157	$6,328,982	$6,005,670
Total assets (2)	6,480,430	6,599,600	6,770,109	7,077,677	6,705,971
Total mortgage and other indebtedness (2)	4,710,628	4,683,333	4,841,239	4,733,135	4,475,767
Redeemable interests	25,330	37,559	34,639	464,082	456,105
Total partners' capital	1,395,162	1,541,533	1,541,176	1,458,164	1,466,241
Noncontrolling interests	4,876	8,908	19,179	63,496	4,280
Total capital	1,400,038	1,550,441	1,560,355	1,521,660	1,470,521

	Year Ended December 31,
	2015	2014	2013	2012	2011
OTHER DATA:
Cash flows provided by (used in):
Operating activities	$495,022	$468,063	$464,741	$481,181	$441,827
Investing activities	(259,815)	(234,855)	(125,693)	(246,683)	(27,645)
Financing activities	(236,246)	(260,768)	(351,806)	(212,331)	(408,995)

(1)
Please refer to Notes 3, 5 and 15 to the consolidated financial statements for a description of acquisitions, joint venture transactions and impairment charges that have impacted the comparability of the financial information presented.

(2)
See Note 2 to the consolidated financial statements for information related to the adoption of new accounting pronouncements in the fourth quarter of 2015 that have been retrospectively applied, resulting in reclassification of certain debt issuance costs from total assets to total mortgage and other indebtedness in the above table and consisted of $17,127; $16,284; $12,548 and $13,588 related to the years ending December 31, 2014 through 2011, respectively.

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
We conduct substantially all of our business through the Operating Partnership. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a variable interest entity ("VIE"). See Item 1. Business for a description of the number of Properties owned and under development as of December 31, 2015.
We were able to re-lease the majority of vacant space that arose as a result of the retailer bankruptcies in the first quarter of 2015 that resulted in 175 store closures and a 310 basis point impact to mall occupancy. While occupancy for our portfolio of 93.6% at December 31, 2015 was slightly below the prior-year period occupancy of 94.7%, we believe our tenant base grew more resilient as we added credit-worthy and in-demand tenants to replace weaker stores. As a result of continued redevelopments and expansions as well as selective dispositions, we generated solid FFO and NOI growth, healthy lease spreads and steady sales improvement. Same-center NOI increased 0.7% as of December 31, 2015 compared to 2014. FFO, as adjusted, increased 1.8% as of December 31, 2015 compared to 2014. Same-center sales per square foot increased 3.9% for 2015 to $374 per square foot and leases in 2015 for stabilized malls were signed at an increase of 9.2% over the prior average gross rent received in the space. As a result of our sales growth and dispositions, our Tier 3 assets represent only 11.3% of Total Mall NOI, a significant reduction from 19.1% in 2014. Additionally, our Tier 1 Properties generated 41.1% of Total Mall NOI in 2015 as compared to 33.9% in the prior-year period.
We look forward to continuing the transformation of our portfolio of Properties in 2016 as we take advantage of opportunities to redevelop, expand and densify our assets through the addition of non-retail tenants to our centers, such as theaters, restaurants and fitness centers. Dispositions also remain a priority as the equity raised from these transactions allows us to strengthen and deleverage our balance sheet.
Results of Operations
Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014
Properties that were in operation for the entire year during both 2015 and 2014 are referred to as the “2015 Comparable Properties.” Since January 1, 2014, we have opened one open-air center, one outlet center and one community center development and acquired one mall as follows:

Property	Location	Date Opened/Acquired
New Developments:
Fremaux Town Center (1)	Slidell, LA	March 2014
The Outlet Shoppes of the Bluegrass (2)	Simpsonville, KY	July 2014
Parkway Plaza	Fort Oglethorpe, GA	March 2015

Acquisition:
Mayfaire Town Center	Wilmington, NC	June 2015

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
The Properties listed above, with the exception of Fremaux Town Center, are included in our operations on a consolidated basis and are collectively referred to as the "2015 New Properties." The transactions related to the 2015 New Properties impact the comparison of the results of operations for the year ended December 31, 2015 to the results of operations for the year ended December 31, 2014.
Revenues
Total revenues decreased by $5.7 million for 2015 compared to the prior year. Rental revenues and tenant reimbursements increased $0.2 million due to increases of $16.1 million from the 2015 New Properties and $1.8 million attributable to the 2015 Comparable Properties, partially offset by a decrease of $17.7 million related to dispositions. The $1.8 million increase in revenues of the 2015 Comparable Properties was primarily due to increases in percentage rents and tenant reimbursements.
Our cost recovery ratio increased to 101.7% for 2015 compared to 98.9% for 2014. The 2015 cost recovery ratio was higher due to our continued focus on controlling expenses as well as a decrease in snow removal costs and janitorial contract expense as compared to the prior year.
The decrease in management, development and leasing fees of $2.0 million was primarily attributable to a decrease in management fees related to properties that the Company no longer manages and a decrease in development fees, as there was a higher level of development projects at unconsolidated affiliates in 2014. These decreases were partially offset by an increase in leasing commissions.
Other revenues decreased $3.9 million primarily related to our subsidiary that provides security and maintenance services to third parties.

Operating Expenses
Total operating expenses increased $91.8 million for 2015 compared to the prior year. The increase was primarily due to non-cash impairment of real estate as described below. Property operating expenses, including real estate taxes and maintenance and repairs, decreased $10.6 million primarily due to decreases of $10.6 million from dispositions and $4.0 million related to the 2015 Comparable Properties, partially offset by an increase of $4.0 million related to the 2015 New Properties. The decrease attributable to the Comparable Properties was primarily due to lower operating costs, including snow removal, electricity, payroll and marketing, as we continue to focus on controlling operating expenses. These decreases were partially offset by increases in real estate taxes that were primarily attributable to Properties where we have opened redevelopments and expansions.
The increase in depreciation and amortization expense of $7.8 million resulted from increases of $8.6 million related to the 2015 New Properties and $1.6 million attributable to the 2015 Comparable Properties, partially offset by $2.4 million related to dispositions. The $1.6 million increase attributable to the 2015 Comparable Properties is primarily attributable to an increase of $7.1 million in depreciation expense related to capital expenditures for renovations, redevelopments and deferred maintenance and an increase of $0.6 million in amortization of deferred leasing costs related to expansions. These increases were partially offset by decreases of $4.1 million for amortization of tenant improvements and $2.4 million in amortization of in-place leases. The decrease related to amortization of tenant improvements was primarily driven by the significant number of bankruptcies and tenant write-offs in the prior-year period. The decrease related to in-place leases primarily results from in-place lease assets of Properties acquired in past years becoming fully amortized.
General and administrative expenses increased $11.8 million primarily as a result of increases in payroll and related expenses, which includes a company-wide bonus paid to employees for exceeding NOI budgets in 2014, and in professional fees primarily due to process and technology improvements. These increases were partially offset by a decrease in state taxes and an increase in capitalized overhead related to development projects. As a percentage of revenues, general and administrative expenses were 5.9% in 2015 compared to 4.7% in 2014.
During 2015, we recorded a non-cash impairment of real estate of $105.9 million primarily attributable to four Properties. During 2014, we recorded a non-cash impairment of $17.9 million primarily attributable to three Property dispositions. See Note 15 to the consolidated financial statements for additional information on these impairments.
Other expenses decreased $5.3 million primarily due to a decrease of $7.5 million in expenses related to our subsidiary that provides security and maintenance services to third parties, which was partially offset by an increase of $2.2 million from abandoned projects.
Other Income and Expenses
Interest and other income decreased $7.7 million in 2015 compared to the prior-year period primarily due to a decrease of $6.8 million received in partial legal settlements and insurance claims proceeds and a decrease of $0.6 million in dividend income from the sale of all of our marketable securities in the first quarter of 2015.
Interest expense decreased $10.5 million in 2015 compared to the prior-year period. Interest expense related to property-level debt declined $27.1 million due to dispositions and retirement of secured debt with borrowings from our lines of credit, partially offset by interest expense on a New Property that is owned in a consolidated joint venture. These declines were partially offset by an increase in interest expense related to the Notes that we issued in October 2014 and a decrease of $3.3 million in capitalized interest due to a lower level of development projects in 2015 as compared to 2014.
During 2015, we recorded a gain on extinguishment of debt of $0.3 million due to the early retirement of a mortgage loan. During 2014, we recorded a gain on extinguishment of debt of $87.9 million which consisted primarily of $89.4 million related to a gain on extinguishment of debt from the transfer of three Malls to their respective lenders in settlement of the non-recourse debt secured by the Properties. This gain was partially offset by $1.5 million in prepayment fees from the early retirement of two mortgage loans. See Note 4 and Note 6 to the consolidated financial statements for more information on these transactions.
We recorded a gain on investment of $16.6 million in 2015 related to the sale of all of our marketable securities.
Equity in earnings of unconsolidated affiliates increased by $3.4 million during 2015. The increase is primarily attributable to gains recognized for the sale of ten outparcels and a full year of equity in earnings of Fremaux Town Center, which was not fully open until later in 2014.
The income tax provision of $2.9 million in 2015 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current tax provision of $3.1 million and a deferred tax benefit of $0.2 million. The income tax provision of $4.5 million in 2014 consists of a current and deferred tax provision of $3.2 million and $1.3 million, respectively.

In 2015, we recognized a $32.2 million gain on sales of real estate, which consisted of $21.3 million from the sale of three Properties in our portfolio and $10.9 million primarily attributable to the sale of interests in two apartment complexes and ten outparcels. In 2014, we recognized a $5.3 million gain on sales of real estate assets which consisted of $4.4 million from the sale of 13 outparcels and $0.9 million related to the sale of the expansion portion of an associated center.
The operating loss from discontinued operations for 2014 of $0.2 million includes a $0.7 million loss on impairment of real estate, to true-up a Property sold at the end of 2013, partially offset by settlements of estimated expenses based on actual results for Properties sold in previous periods. In 2014, we recognized a $0.3 million gain on discontinued operations for true-ups for Properties sold in previous periods.
Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013
Properties that were in operation for the entire year during both 2014 and 2013 are referred to as the “2014 Comparable Properties.” From January 1, 2013 to December 31, 2014, we opened two outlet centers and two community center developments as follows:

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
During 2014, we recorded a gain on extinguishment of debt of $87.9 million which consisted primarily of $89.4 million related to a gain on extinguishment of debt from the transfer of three Malls to their respective lenders in settlement of the non-recourse debt secured by the Properties. This gain was partially offset by $1.5 million in prepayment fees from the early retirement of two mortgage loans. See Note 4 and Note 6 to the consolidated financial statements for more information on these transactions. During 2013, we recorded a loss on extinguishment of debt of $9.1 million in connection with the early retirement of two mortgage loans, including a prepayment fee of $8.7 million on one mortgage loan and $0.4 million to write-off unamortized financing costs.
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
We include a Property in our same-center pool when we have owned all or a portion of the Property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year ended December 31, 2014 and the current year ended December 31, 2015. New Properties are excluded from same-center NOI, until they meet this criteria. The only Properties excluded from the same-center pool that would otherwise meet this criteria are Properties which are Non-core, under major redevelopment, being considered for repositioning or where we intend to renegotiate the terms of the debt secured by the related Property. Chesterfield Mall was classified as a Non-core Property as of December 31, 2015. Lender Properties consisted of Gulf Coast Town Center, Triangle Town Center and Triangle Town Place as of December 31, 2015. Properties under major redevelopment as of December 31, 2015 included the Annex at Monroeville and CoolSprings Galleria. Wausau Center was being considered for repositioning at December 31, 2015.

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net income attributable to the Company for the years ended December 31, 2015 and 2014 is as follows (in thousands):

	Year Ended December 31,
	2015	2014
Net income	$119,015	$253,033
Adjustments: (1)
Depreciation and amortization	330,500	326,237
Interest expense	258,047	272,669
Abandoned projects expense	2,373	136
Gain on sales of real estate assets	(34,240)	(6,329)
Gain on extinguishment of debt	(256)	(87,893)
Gain on investment	(16,560)	—
Loss on impairment	105,945	18,539
Income tax provision	2,941	4,499
Lease termination fees	(4,660)	(3,808)
Straight-line rent and above- and below-market rent	(7,403)	(3,359)
Net income attributable to noncontrolling interest in other consolidated subsidiaries	(5,473)	(3,777)
Gain on discontinued operations	—	(276)
General and administrative expenses	62,118	50,271
Management fees and non-property level revenues	(24,958)	(36,386)
Operating Partnership's share of property NOI	787,389	783,556
Non-comparable NOI	(51,994)	(53,357)
Total same-center NOI	$735,395	$730,199

(1)	Adjustments are based on our pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated Properties.
Same-center NOI increased $5.2 million for the year ended December 31, 2015 compared to 2014. Our NOI growth of 0.7% for 2015 was driven primarily by increases of $1.0 million in minimum and percentage rents and $1.1 million in tenant reimbursements. The increases in rental rates were a result of our positive leasing spreads of 9.2% for our Stabilized Mall portfolio as we continued to upgrade our tenant mix and backfill spaces related to tenant bankruptcies. Same-center stabilized Mall occupancy was 93.3% as of December 31, 2015 compared to 94.9% for 2014. Of the approximately $15.0 million impact of tenant bankruptcies, we have addressed more than 70% of these spaces. Our operating expenses declined $4.3 million on a same-center basis due to lower utility expenses and decreases in advertising. Additionally, maintenance and repair expenses, as compared to the prior-year period, were down $3.1 million driven by lower snow removal expenditures. These decreases were partially offset by an increase of $3.7 million in real estate tax expenses.
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
We derive the majority of our revenues from the Mall Properties. The sources of our revenues by property type were as follows:

	Year Ended December 31,
	2015	2014
Malls	89.5%	88.0%
Associated centers	3.8%	3.9%
Community centers	1.9%	1.8%
Mortgages, office buildings and other	4.8%	6.3%

Mall Store Sales
Mall store sales include reporting mall tenants of 10,000 square feet or less for Stabilized Malls and exclude license agreements, which are retail contracts that are temporary or short-term in nature and generally last more than three months but less than twelve months. Mall stores sales for the year ended December 31, 2015 on a comparable center basis were $374 per square foot compared with $360 per square foot for 2014, representing a 3.9% increase.
Occupancy
Our portfolio occupancy is summarized in the following table (1):

	As of December 31,
	2015	2014
Total portfolio	93.6%	94.7%
Total Mall portfolio	93.1%	94.9%
Same-center Stabilized Malls	93.3%	94.9%
Stabilized Malls	93.3%	94.8%
Non-stabilized Malls (2)	91.3%	98.1%
Associated centers	94.6%	93.7%
Community centers	97.1%	97.4%

(1)
As noted in Item 2. Properties, occupancy excludes Properties which are Non-core, under major redevelopment, being considered for repositioning or where we intend to renegotiate the terms of the debt secured by the related Property.

(2)
Represents occupancy for Fremaux Town Center, The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Atlanta as of December 31, 2015 and occupancy for The Outlet Shoppes of the Bluegrass, The Outlet Shoppes at Atlanta and The Outlet Shoppes at Oklahoma City as of December 31, 2014.

We began 2015 with same-center mall stabilized occupancy of 89.5% in the first quarter of 2015. By the third quarter of 2015, same-center mall occupancy was up to 91.6% for our same-center stabilized malls. We ended the year with same-center mall occupancy of 93.3%, representing a 160 basis points decline from last year 2014 and a 170 basis points increase from third quarter 2015 as we continue to work to narrow the occupancy impact of tenant bankruptcies that occurred at the start of the year.
Leasing
The following is a summary of the total square feet of leases signed in the year ended December 31, 2015 as compared to the prior-year period:

	Year Ended December 31,
	2015	2014
Operating portfolio:
New leases	1,728,843	1,323,875
Renewal leases	2,840,544	2,931,971
Development portfolio:
New leases	372,063	822,539
Total leased	4,941,450	5,078,385

Average annual base rents per square foot are based on contractual rents in effect as of December 31, 2015 and 2014, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each Property type (1):

	December 31,
	2015	2014
Same-center Stabilized Malls	$31.57	$31.03
Stabilized Malls	31.47	31.17
Non-stabilized Malls (2)	25.69	25.10
Associated centers	13.95	12.99
Community centers	16.15	15.98
Office buildings	19.51	19.27

(1)
As noted in Item 2. Properties, average annual base rents per square foot excludes Properties which are Non-core, under major redevelopment, being considered for repositioning or where we intend to renegotiate the terms of the debt secured by the related Property. Average base rents for associated centers and community centers include all leased space, regardless of size.

(2)
Represents average annual base rents for Fremaux Town Center, The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Atlanta as of December 31, 2015 and average annual base rents for The Outlet Shoppes of the Bluegrass, The Outlet Shoppes at Atlanta and The Outlet Shoppes at Oklahoma City as of December 31, 2014.

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the year ended December 31, 2015 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (2)	% Change Average
All Property Types (1)	2,130,964	$41.91	$44.37	5.9%	$45.80	9.3%
Stabilized Malls	1,956,959	43.36	45.84	5.7%	47.33	9.2%
New leases	506,253	40.71	48.51	19.2%	51.41	26.3%
Renewal leases	1,450,706	44.29	44.91	1.4%	45.91	3.7%

(1)	Includes Stabilized Malls, associated centers, community centers and office buildings.

(2)	Average gross rent does not incorporate allowable future increases for recoverable common area expenses.
New and renewal leasing activity of comparable small shop space of less than 10,000 square feet for the year ended December 31, 2015 based on commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2015:
New	198	544,560	8.61	$46.29	$49.12	$37.15	$9.14	24.6%	$11.97	32.2%
Renewal	593	1,586,247	3.90	41.86	42.91	40.68	1.18	2.9%	2.23	5.5%
Commencement 2015 Total	791	2,130,807	5.08	42.99	44.50	39.78	3.21	8.1%	4.72	11.9%

Commencement 2016:
New	47	156,416	9.42	$50.06	$52.76	$44.06	$6.00	13.6%	$8.70	19.7%
Renewal	229	624,564	3.69	41.79	42.51	40.93	0.86	2.1%	1.58	3.9%
Commencement 2016 Total	276	780,980	4.66	$43.45	$44.56	$41.56	$1.89	4.5%	3.00	7.2%

Total 2015/2016	1,067	2,911,787	4.97	$43.11	$44.52	$40.26	$2.85	7.1%	$4.26	10.6%
We have addressed more than 70% of the space impacted at the start of the year from the approximately $15.0 million impact of tenant bankruptcies. The credit quality of our retailer mix is improved and we have increased leasing with in-demand retailers including H&M, Dick's Sporting Goods, ULTA and T.J. Maxx.

Liquidity and Capital Resources
We received a corporate rating of BBB- from S&P in 2015, further enhancing our financing options and flexibility in the debt markets. We completed more than $1.7 billion in financing activity as we generated significant improvements in our borrowing rates through the modification of our three unsecured credit lines and the addition of a new $350 million unsecured term loan. In addition to realizing over $150 million in gross proceeds from the sale of several Properties, we also acquired a Tier 1 Mall. Equity proceeds from dispositions were used to reduce leverage and invest in value-added development projects.
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
Cash Flows - Operating, Investing and Financing Activities
There was $36.9 million of unrestricted cash and cash equivalents as of December 31, 2015, a decrease of $1.0 million from December 31, 2014.
Cash Provided by Operating Activities
Cash provided by operating activities during 2015 increased $26.9 million to $495.0 million from $468.1 million during 2014. The increase in operating cash flows was primarily attributable to a decrease in cash paid for interest as we continued our strategy of retiring higher-rate secured debt with lower-rate unsecured debt as well as a slight increase in same-center NOI and cash flows from the 2015 New Properties. These increases were partially offset by operating cash flows related to Properties sold in 2015 and higher general and administrative expenses due to one-time business and process technology improvements.
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
Cash Used in Investing Activities
Cash flows used in investing activities were $259.8 million, $234.9 million and $125.7 million in 2015, 2014 and 2013, respectively.
Investing activities for 2015 were primarily affected by:

•	$218.9 million of expenditures related to our development, redevelopment, renovation and expansion programs as well as tenant improvements and ongoing deferred maintenance at our Properties,

•	$192.0 million related to the acquisition of Mayfaire Town Center and Community Center,

•	proceeds of $132.2 million related primarily to the sale of a Mall, five other Properties and interests in two apartment complexes during 2015, and

•	net proceeds of $20.8 million received from the sale of all our marketable securities.

Investing activities for 2014 were primarily affected by:

▪	$277.6 million of expenditures related to our development, redevelopment, renovation and expansion programs, as well as tenant improvements and ongoing deferred maintenance at our Properties,

▪
additional investments in unconsolidated affiliates of $30.4 million primarily attributable to the redevelopment of the Sears store at CoolSprings Galleria, as well as the development of Ambassador Town Center and Hammock Landing - Phase II,

▪	$39.2 million in distributions from unconsolidated joint ventures, including a distribution from the Coastal Grand loan refinancing, and

▪	proceeds of $16.5 million related to the sale of a Mall and two other Properties during 2014.
Investing activities in 2013 were primarily affected by:

▪	$314.3 million of expenditures related to our development, redevelopment, renovation and expansion programs,

▪	$41.4 million of acquisition expenditures related to Kirkwood Mall,

▪	additional investments in unconsolidated affiliates of $34.1 million related primarily to the development of Fremaux Town Center and the acquisition of the Sears store at CoolSprings Galleria, and

▪	proceeds of $240.2 million primarily related to Properties sold in 2013.
Cash Used in Financing Activities
Cash flows used in financing activities were $236.2 million, $260.8 million and $351.8 million in 2015, 2014 and 2013, respectively.
Financing activities in 2015 were primarily affected by:

▪	net proceeds from the issuance of mortgage and other indebtedness, net of principal payments, of $43.2 million, and

▪	dividends and distributions of $273.2 million paid to holders of preferred stock, common stock and noncontrolling interests,

Financing activities in 2014 were primarily affected by:

▪	net proceeds from the issuance of mortgage and other indebtedness, net of principal payments, of $11.3 million,

▪	dividends and distributions of $264.4 million paid to holders of preferred stock, common stock and noncontrolling interests.

Financing activities in 2013 were primarily affected by:

▪	net proceeds of mortgage and other indebtedness, net of principal payments, of $118.6 million,

▪	proceeds of $209.5 million from the issuance of common stock, primarily from our ATM equity offering program,

▪	the redemption of the Westfield Group preferred joint venture units ("PJV units") of $408.6 million, and

▪	dividends and distributions of $261.4 million paid to holders of preferred stock, common stock and noncontrolling interests.
Debt
Debt of the Company
CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that it has a direct or indirect ownership interest in, is the borrower on all of our debt.
CBL is a limited guarantor of the Notes issued by the Operating Partnership in November 2013 and October 2014, respectively, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. We also provide a similar limited guarantee of the Operating Partnership's obligations with respect to our unsecured credit facilities and three unsecured term loans as of December 31, 2015.
CBL also had guaranteed 100% of the debt secured by The Promenade in D'Iberville, MS. The loan was paid off in the fourth quarter of 2014. See Note 6 to the consolidated financial statements for further information on this retirement of debt.

Debt of the Operating Partnership
The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated Properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate (1)
December 31, 2015:
Fixed-rate debt:
Non-recourse loans on operating Properties (2)	$2,736,538	$(110,411)	$664,249	$3,290,376	5.51%
Senior unsecured notes due 2023 (3)	446,151	—	—	446,151	5.25%
Senior unsecured notes due 2024 (4)	299,933	—	—	299,933	4.60%
Other	2,686	(1,343)	—	1,343	3.50%
Total fixed-rate debt	3,485,308	(111,754)	664,249	4,037,803	5.41%
Variable-rate debt:
Non-recourse term loans on operating Properties	16,840	(6,981)	2,546	12,405	2.55%
Recourse term loans on operating Properties	25,635	—	102,377	128,012	2.51%
Construction loans	—	—	30,047	30,047	2.12%
Unsecured lines of credit	398,904	—	—	398,904	1.54%
Unsecured term loans	800,000	—	—	800,000	1.82%
Total variable-rate debt	1,241,379	(6,981)	134,970	1,369,368	1.81%
Total fixed-rate and variable-rate debt	4,726,687	(118,735)	799,219	5,407,171	4.50%
Unamortized deferred financing costs (5)	(16,059)	855	(1,486)	(16,690)
Total mortgage and other indebtedness	$4,710,628	$(117,880)	$797,733	$5,390,481

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate (1)
December 31, 2014:
Fixed-rate debt:
Non-recourse loans on operating Properties (2)	$3,252,730	$(112,571)	$671,526	$3,811,685	5.54%
Senior unsecured notes due 2023 (3)	445,770	—	—	445,770	5.25%
Senior unsecured notes due 2024 (4)	299,925	—	—	299,925	4.60%
Other	5,639	(2,819)	—	2,820	3.50%
Total fixed-rate debt	4,004,064	(115,390)	671,526	4,560,200	5.45%
Variable-rate debt:
Non-recourse term loans on operating Properties	17,121	(7,083)	—	10,038	2.38%
Recourse term loans on operating Properties	7,638	—	92,709	100,347	2.29%
Construction loans	454	—	4,067	4,521	2.19%
Unsecured lines of credit	221,183	—	—	221,183	1.56%
Unsecured term loans	450,000	—	—	450,000	1.71%
Total variable-rate debt	696,396	(7,083)	96,776	786,089	1.75%
Total fixed-rate and variable-rate debt	4,700,460	(122,473)	768,302	5,346,289	4.91%
Unamortized deferred financing costs (5)	(17,127)	759	(2,177)	(18,545)
Total mortgage and other indebtedness	$4,683,333	$(121,714)	$766,125	$5,327,744

(1)	Weighted-average interest rate includes the effect of debt premiums and discounts, but excludes amortization of deferred financing costs.

(2)
We had four interest rate swaps on notional amounts outstanding totaling $101,151 as of December 31, 2015 and $105,584 as of December 31, 2014 related to four of our variable-rate loans on operating Properties to effectively fix the interest rates on these loans.  Therefore, these amounts are reflected in fixed-rate debt at December 31, 2015 and 2014.

(3)	The balance is net of an unamortized discount of $3,849 and $4,230, as of December 31, 2015 and 2014, respectively.

(4)	The balance is net of an unamortized discount of $67 and $75, as of December 31, 2015 and 2014, respectively.

(5)
See Note 2 to the consolidated financial statements for information related to the adoption of new accounting pronouncements in the fourth quarter of 2015 that have been retrospectively applied, resulting in reclassification of certain debt issuance costs in the above tables for the years ending December 31, 2015 and 2014, respectively.

The following table presents our pro rata share of consolidated and unconsolidated debt as of December 31, 2015, excluding debt premiums and discounts, that is scheduled to mature in 2016 as well as two operating Property loans with December 2015 maturity dates:

	Balance
	Original Maturity Date
2015:
Hickory Point Mall	$27,569	(1)
Triangle Town Center	85,546	(2)
2015 Maturities at pro rata share	$113,115

2016:
Consolidated Properties:
CoolSprings Crossing	$11,443
Gunbarrel Pointe	10,197
Stroud Mall	30,621
York Galleria	48,891
Statesboro Crossing	5,544	(3)
Greenbriar Mall	72,171
Hamilton Place	89,302
Midland Mall	32,418
Chesterfield Mall	140,000	(4)
Dakota Square Mall	55,711
	496,298
Unconsolidated Properties:
Hammock Landing - Phase I	19,737	(5)
Hammock Landing - Phase II	8,379	(5)
The Pavilion at Port Orange	29,410	(5)
Renaissance Center - Phase I	15,839	(6)
Fremaux Town Center - Phase I	26,345	(7)
Fremaux Town Center - Phase II	17,812	(7)
Governor's Square Mall	7,404
	124,926

2016 Maturities at pro rata share	$621,224

(1)	We are in active negotiations with the lender to restructure the terms of the loan, including the maturity date.

(2)
In February 2016, a newly formed joint venture assumed the modified loan, which has an initial maturity date of December 2018 and two one-year extension options. See Note 19 to the consolidated financial statements for further information.

(3)	The loan has two one-year extension options for an outside maturity date of June 2018.

(4)	We plan to work with the lender to exit this investment when the loan matures later in 2016.

(5)	Subsequent to December 31, 2015, the loan was modified and extended to February 2018 with a one-year extension option. See Note 19 to the consolidated financial statements for more information.

(6)
The joint venture entered into a binding agreement to sell Renaissance Center, which is expected to close in the second quarter of 2016. As part of the sales agreement, the loan will be assumed by the buyer.

(7)	The loan has two one-year extension options for an outside maturity date of August 2018.
As of December 31, 2015, $621.2 million of our pro rata share of consolidated and unconsolidated debt, excluding debt premiums and discounts, is scheduled to mature during 2016 in addition to $113.1 million related to two operating Property loans, which matured in December 2015. The $621.2 million that is scheduled to mature in 2016 represents 17 operating Property loans, secured by the Properties described above. Excluding the loan secured by Hamilton Place, which we plan to refinance, and with the exception of the loan secured by Chesterfield Mall, we plan to retire the loans on our consolidated Properties using availability under our lines of credit. We expect to subsequently obtain long-term fixed rate unsecured debt, based on market conditions, to reduce balances on our lines of credit. We expect to refinance the loans secured by our unconsolidated affiliates' Properties, with the exception of the loan secured by Renaissance Center, which is under a binding sales contract.

The weighted-average remaining term of our total share of consolidated and unconsolidated debt was 4.1 years and 4.5 years at December 31, 2015 and 2014, respectively. The weighted-average remaining term of our pro rata share of fixed-rate debt was 4.5 years and 4.7 years at December 31, 2015 and 2014, respectively.
As of December 31, 2015 and 2014, our pro rata share of consolidated and unconsolidated variable-rate debt represented 25.3% and 14.7%, respectively, of our total pro rata share of debt. The increase is primarily due to the retirement of several higher fixed-rate loans during the year, which were retired using our credit lines, which bear interest at a lower variable interest rate. As of December 31, 2015, our share of consolidated and unconsolidated variable-rate debt represented 16.1% of our total market capitalization (see Equity below) as compared to 8.0% as of December 31, 2014.
See Note 6 to the consolidated financial statements for additional information concerning the amount and terms of our outstanding indebtedness and compliance with applicable covenants and restrictions as of December 31, 2015.
Mortgages on Operating Properties
2015 Financings
The following table presents loans, secured by the related Properties, that were entered into in 2015 (in thousands):

Date	Property	Consolidated/ Unconsolidated Property	Stated Interest Rate	Maturity Date (1)		Amount Financed or Extended
December	Hammock Landing - Phase I (2)	Unconsolidated	LIBOR + 2.00%	February 2016	(3)	$39,475
December	Hammock Landing - Phase II (2)	Unconsolidated	LIBOR + 2.00%	February 2016	(3)	16,757
December	The Pavilion at Port Orange (2)	Unconsolidated	LIBOR + 2.00%	February 2016	(3)	58,820
October	Oak Park Mall (4)	Unconsolidated	3.97%	October 2025		276,000
September	The Outlet Shoppes at Gettysburg (5)	Consolidated	4.80%	October 2025		38,450
July	Gulf Coast Town Center - Phase III (6)	Unconsolidated	LIBOR + 2.00%	July 2017		5,352

(1)	Excludes any extension options.

(2)	The loan was amended and modified to extend its initial maturity date and interest rate.

(3)	Subsequent to December 31, 2015, the loan was modified and extended to February 2018 with a one-year extension option. See Note 19 to the consolidated financial statements for more information.

(4)
CBL/T-C, a 50% owned subsidiary of the Company, closed on a non-recourse loan, secured by Oak Park Mall in Overland Park, KS. Net proceeds were used to retire the outstanding borrowings of $275,700 under the previous loan which bore interest at 5.85% and had a December 2015 maturity date.

(5)	Proceeds from the non-recourse loan were used to retire a $38,112 fixed-rate loan that was due to mature in February 2016.

(6)
The loan was amended and modified to extend its maturity date. As part of the refinancing agreement, the loan is no longer guaranteed by the Operating Partnership. See Note 14 to the consolidated financial statements for more information.

2014 Financings
The following table presents loans, secured by the related Properties, that were entered into in 2014 (in thousands):

Date	Property	Consolidated/ Unconsolidated Property	Stated Interest Rate	Maturity Date (1)		Amount Financed or Extended (2)
November	The Outlet Shoppes of the Bluegrass (3)	Consolidated	4.045%	December 2024		$77,500
August	Fremaux Town Center - Phase I (4)	Unconsolidated	LIBOR + 2.00%	August 2016	(5)	47,291
July	Coastal Grand (6)	Unconsolidated	4.09%	August 2024		126,000
April	The Outlet Shoppes at Oklahoma City - Phase II (7)	Consolidated	LIBOR + 2.75%	April 2019	(8)	6,000
February	Fremaux Town Center - Phase I (9)	Unconsolidated	LIBOR + 2.125%	March 2016		47,291

(1)	Excludes any extension options.

(2)	Net proceeds were used to reduce the outstanding balances on our credit facilities unless otherwise noted.

(3)	A portion of the net proceeds from the non-recourse loan was used to retire a $47,931 recourse construction loan and our share of excess proceeds was used to reduce balances on our lines of credit.

(4)
Fremaux Town Center JV, LLC ("Fremaux") amended and modified its Phase I construction loan to change the maturity date and interest rate. Additionally, the Operating Partnership's guarantee of the loan was reduced from 100% to 50% of the outstanding principal loan amount. In the second quarter of 2015, the guaranty was reduced from 50% to 15%. See Note 14 to the consolidated financial statements for further information.

(5)	The construction loan has two one-year extension options, which are at the joint venture's election, for an outside maturity date of August 2018.

(6)
Two subsidiaries of Mall of South Carolina L.P. and Mall of South Carolina Outparcel L.P., closed on a non-recourse loan, secured by Coastal Grand in Myrtle Beach, SC. Net proceeds were used to retire the outstanding borrowings under the previous loan, which had a balance of $75,238 as well as to pay off $18,000 of subordinated notes to us and our joint venture partner, each of which held $9,000. Excess proceeds were distributed 50/50 to us and our partner and our share of net proceeds was used to reduce balances on our lines of credit.

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

2015 Loan Repayments
We repaid the following loans, secured by the related Properties, in 2015 (in thousands):

Date	Property	Consolidated/ Unconsolidated Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
October	Oak Park Mall (2)	Unconsolidated	5.85%	December 2015	$275,700
September	The Outlet Shoppes at Gettysburg (3)	Consolidated	5.87%	February 2016	38,112
September	Eastland Mall	Consolidated	5.85%	December 2015	59,400
July	Brookfield Square	Consolidated	5.08%	November 2015	86,621
July	CherryVale Mall	Consolidated	5.00%	October 2015	77,198
July	East Towne Mall	Consolidated	5.00%	November 2015	65,856
July	West Towne Mall	Consolidated	5.00%	November 2015	93,021
May	Imperial Valley Mall	Consolidated	4.99%	September 2015	49,486

(1)	The Company retired the loans with borrowings from its credit facilities unless otherwise noted.

(2)	The joint venture retired the loan with proceeds from a $276,000 fixed-rate non-recourse loan.

(3)	The joint venture retired the loan with proceeds from a $38,450 fixed-rate non-recourse loan.
2014 Loan Repayments
We repaid the following loans, secured by the related Properties, in 2014 (in thousands):

Date	Property	Consolidated/ Unconsolidated Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
December	The Promenade	Consolidated	1.87%	December 2014	$47,670
December	Janesville Mall (2)	Consolidated	8.38%	April 2016	2,473
October	Mall del Norte	Consolidated	5.04%	December 2014	113,400
July	Coastal Grand (3)	Unconsolidated	5.09%	October 2014	75,238
January	St. Clair Square (4)	Consolidated	3.25%	December 2016	122,375

(1)	We retired the loans with borrowings from our credit facilities unless otherwise noted.

(2)	We recorded a $257 loss on extinguishment of debt due to a prepayment fee on the early retirement.

(3)
Net proceeds from a new loan with a principal balance of $126,000 were used to retire the outstanding borrowings under this loan as well as to pay off $18,000 of subordinated notes to us and our 50/50 joint venture partner, each of which held $9,000. Excess proceeds were distributed 50/50 to us and our partner. See previous section for details on the new loan.

(4)	We recorded a $1,249 loss on extinguishment of debt due to a prepayment fee on the early retirement.

2014 Extinguishments of Debt
The following is a summary of our 2014 dispositions for which the Property securing the related fixed-rate debt was transferred to the lender:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Balance of Non-recourse Debt	Gain on Extinguishment of Debt

October	Columbia Place (1)	5.45%	September 2013	$27,265	$27,171
September	Chapel Hill Mall (1)	6.10%	August 2016	68,563	18,296
January	Citadel Mall (2)	5.68%	April 2017	68,169	43,932
				$163,997	$89,399

(1)	We conveyed the Mall to the lender by a deed-in-lieu of foreclosure.

(2)	The mortgage lender completed the foreclosure process and received the title to the Mall in satisfaction of the non-recourse debt.
Construction Loans
2015 Financings
The following table presents construction loans, secured by the related Properties, that were entered into in 2015 (in thousands):

Date	Property	Consolidated/ Unconsolidated Property	Stated Interest Rate	Maturity Date	Amount Financed or Extended
July	The Outlet Shoppes of the Bluegrass - Phase II (1)	Consolidated	LIBOR + 2.50%	July 2020	$11,320
May	The Outlet Shoppes at Atlanta - Phase II (2)	Consolidated	LIBOR + 2.50%	December 2019	6,200

(1)
The Operating Partnership has guaranteed 100% of the loan, of this 65/35 joint venture, which had an outstanding balance of $10,076 at December 31, 2015. The guaranty will terminate once construction is complete and certain debt and operational metrics are met on this expansion. The interest rate will be reduced to a spread of LIBOR plus 2.35% once certain debt service and operational metrics are met.

(2)
The Operating Partnership has guaranteed 100% of the loan, of this 75/25 joint venture, which had an outstanding balance of $4,034 at December 31, 2015. The guaranty will terminate once construction is complete and certain debt and operational metrics are met on this expansion as well as the parcel development project at The Outlet Shoppes at Atlanta as both loans are cross-collateralized. The interest rate will be reduced to a spread of LIBOR plus 2.35% once certain debt service and operational metrics are met.

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

(5)	The Operating Partnership has guaranteed 100% of the loan. The guaranty will terminate once construction is complete and certain debt and operational metrics are met.

(6)
The $10,757 construction loan was amended and restated to increase the loan by $6,000 to finance the construction of Academy Sports. The interest rate was reduced to LIBOR + 2.00% in the fourth quarter of 2015 as Academy Sports is open and paying contractual rent. See Note 14 to the consolidated financial statements for information on the Operating Partnership's guaranty of this loan. The loan was subsequently amended and modified in 2015. See above.

(7)	The construction loan had two one-year extension options, which were at the joint venture's election, for an outside maturity date of November 2017.

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

(1)
The joint venture retired the recourse construction loan with a portion of the proceeds from a $77,500 non-recourse loan. Our share of the remaining excess proceeds was used to reduce the outstanding balances on our lines of credit.

Interest Rate Hedging Instruments
The following table provides further information related to each of our interest rate derivatives that were designated as cash flow hedges of interest rate risk as of December 31, 2015 and 2014 (dollars in thousands):

Instrument Type	Location in Consolidated Balance Sheet	Outstanding Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 12/31/15	Fair Value at 12/31/14	Maturity Date
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 48,891 (amortizing to $48,337)	1-month LIBOR	2.149%	$(208)	$(1,064)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 30,620 (amortizing to $30,276)	1-month LIBOR	2.187%	(133)	(681)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 11,443 (amortizing to $11,313)	1-month LIBOR	2.142%	(48)	(248)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 10,197 (amortizing to $10,083)	1-month LIBOR	2.236%	(45)	(233)	April 2016
					$(434)	$(2,226)
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
We did not sell any shares under the ATM program during 2015 or 2014. The following table summarizes issuances of common stock sold through the ATM program since inception through December 31, 2015 (dollars in thousands, except weighted-average sales price):

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
Common Stock Repurchase Program
In the third quarter of 2015, CBL's Board of Directors authorized a common stock repurchase program. Under the program, we may purchase up to $200.0 million of CBL's common stock from time to time, in the open market, in privately negotiated transactions or otherwise, depending on market prices and other conditions, through August 31, 2016. We expect to utilize a portion of excess proceeds from asset dispositions to fund repurchases. We are not obligated to repurchase any shares of stock under the program and may terminate the program at any time. As of December 31, 2015, no shares were repurchased under the program.
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
Dividends - CBL
CBL paid first, second and third quarter 2015 cash dividends on its common stock of $0.265 per share on April 15th, July 16th and October 15th 2015, respectively.  On November 13, 2015, CBL's Board of Directors declared a fourth quarter cash dividend of $0.265 per share that was paid on January 15, 2016, to shareholders of record as of December 30, 2015. Future dividends payable will be determined by CBL's Board of Directors based upon circumstances at the time of declaration.
During the year ended December 31, 2015, we paid dividends of $225.6 million to holders of our common stock and our preferred stock, as well as $47.7 million in distributions to the noncontrolling interest investors in our Operating Partnership and other consolidated subsidiaries.
Distributions - The Operating Partnership
The Operating Partnership paid first, second and third quarter 2015 cash distributions on its redeemable common units and common units of $0.7322 and $0.2692 per share, respectively, on April 15th, July 16th and October 15th 2015, respectively.  On November 13, 2015, the Operating Partnership declared a fourth quarter cash distribution on its redeemable common units and common units of $0.7322 and $0.2692 per share, respectively, that was paid on January 15, 2016. The distribution declared in the fourth quarter of 2015, totaling $9.3 million, is included in accounts payable and accrued liabilities at December 31, 2015.  The total dividend included in accounts payable and accrued liabilities at December 31, 2014 was $9.3 million.

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
Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value of equity) ratio was 63.6% at December 31, 2015, compared to 54.3% at December 31, 2014. The increase in the ratio was a result of the decline in our stock price to $12.37 at December 31, 2015 from $19.42 at December 31, 2014. Our debt-to-market capitalization ratio at December 31, 2015 was computed as follows (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	199,748	$12.37	$2,470,883
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00	453,750
6.625% Series E Cumulative Redeemable Preferred Stock	690	250.00	172,500
Total market equity			3,097,133
Company’s share of total debt			5,407,171
Total market capitalization			$8,504,304
Debt-to-total-market capitalization ratio			63.6%

(1)
Stock price for common stock and Operating Partnership units equals the closing price of our common stock on December 31, 2015. The stock prices for the preferred stock represent the liquidation preference of each respective series of preferred stock.

Contractual Obligations
The following table summarizes our significant contractual obligations as of December 31, 2015 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt:
Total consolidated debt service (1)	$5,704,108	$803,201	$1,835,376	$974,242	$2,091,289
Noncontrolling interests' share in other consolidated subsidiaries	(151,143)	(23,876)	(29,343)	(13,220)	(84,704)
Our share of unconsolidated affiliates debt service (2)	933,161	256,346	254,619	42,489	379,707
Our share of total debt service obligations	6,486,126	1,035,671	2,060,652	1,003,511	2,386,292

Operating leases: (3)
Ground leases on consolidated Properties	31,286	877	1,779	1,816	26,814

Purchase obligations: (4)
Construction contracts on consolidated Properties	4,239	4,239	—	—	—
Our share of construction contracts on unconsolidated Properties	8,958	8,958	—	—	—
Our share of total purchase obligations	13,197	13,197	—	—	—

Total contractual obligations	$6,530,609	$1,049,745	$2,062,431	$1,005,327	$2,413,106

(1)
Represents principal and interest payments due under the terms of mortgage and other indebtedness and includes $1,455,702 of variable-rate debt service on eleven operating Properties, two unsecured credit facilities and three unsecured term loans. The credit facilities and term loans do not require scheduled principal payments. The future interest payments are projected based on the interest rates that were in effect at December 31, 2015. See Note 6 to the consolidated financial statements for additional information regarding the terms of long-term debt.

(2)	Includes $223,024 of variable-rate debt service. Future contractual obligations have been projected using the same assumptions as used in (1) above.

(3)
Obligations where we own the buildings and improvements, but lease the underlying land under long-term ground leases. The maturities of these leases range from 2019 to 2089 and generally provide for renewal options.

(4)
Represents the remaining balance to be incurred under construction contracts that had been entered into as of December 31, 2015, but were not complete. The contracts are primarily for development of Properties.

Capital Expenditures
Deferred maintenance expenditures are generally billed to tenants as common area maintenance expense, and most are recovered over a 5 to 15-year period. Renovation expenditures are primarily for remodeling and upgrades of Malls, of which a portion is recovered from tenants over a 5 to 15-year period.  We recover these costs through fixed amounts with annual increases or pro rata cost reimbursements based on the tenant’s occupied space. The following table, which excludes expenditures for developments and expansions, summarizes these capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the year ended December 31, 2015 compared to 2014 (in thousands):

	Year Ended December 31,
	2015	2014
Tenant allowances (1)	$51,625	$46,837

Renovations	30,836	27,285

Deferred maintenance:
Parking lot and parking lot lighting	30,918	31,411
Roof repairs and replacements	5,483	5,544
Other capital expenditures	13,303	11,352
Total deferred maintenance	49,704	48,307

Capitalized overhead	5,544	5,024

Capitalized interest	4,168	7,288

Total capital expenditures	$141,877	$134,741

(1)	Tenant allowances primarily relate to new leases. Tenant allowances related to renewal leases were not material for the periods presented.
We continue to make it a priority to reinvest in our Properties in order to enhance their dominant positions in their markets. Renovations usually include remodeling and upgrading existing facades, uniform signage, new entrances and floor coverings, updating interior décor, resurfacing parking lots and improving the lighting of interiors and parking lots. Renovations can result in attracting new retailers, increased rental rates, sales and occupancy levels and maintaining the Property's market dominance. Our 2015 renovation program included upgrades at five of our malls including Dakota Square Mall in Minot, ND; Janesville Mall in Janesville, WI; Laurel Park Place in Livonia, MI; Monroeville Mall in Pittsburgh, PA and Sunrise Mall in Brownsville, TX. Renovation expenditures for 2015 included certain capital expenditures related to the parking decks at West County Center. We invested $30.8 million in renovations in 2015. The total investment in the renovations that are scheduled for 2016 is projected to be $15.0 million, which includes approximately $7.0 million, at our share, of a $13.8 million renovation at CoolSprings Galleria in Nashville, TN as well as other eco-friendly green renovations.
Annual capital expenditures budgets are prepared for each of our Properties that are intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, will provide the necessary funding for these expenditures.

Developments and Expansions
The following tables summarize our development and expansion projects as of December 31, 2015:
Properties Opened During the Year Ended December 31, 2015
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Opening Date	Initial Unleveraged Yield
Community Center:
Parkway Plaza	Fort Oglethorpe, GA	100%	134,050	$17,325	$16,564	March-15	9.0%

Mall/Outlet Center Expansions:
Fremaux Town Center - Phase II	Slidell, LA	65%	281,032	24,684	21,848	October-15	9.7%
Mid Rivers Mall - Planet Fitness	St Peters, MO	100%	13,068	2,576	2,586	May-15	13.8%
The Outlet Shoppes at Atlanta - Parcel Development	Woodstock, GA	75%	9,600	2,657	2,897	May-15	9.3%
The Outlet Shoppes at Atlanta - Phase II	Woodstock, GA	75%	32,944	4,174	2,484	Fall-15	13.9%
The Outlet Shoppes of the Bluegrass - Phase II	Simpsonville, KY	65%	53,378	7,671	5,305	Fall-15	11.0%
Sunrise Mall - Dick's Sporting Goods	Brownsville, TX	100%	50,000	8,278	5,722	October-15	8.8%
			440,022	50,040	40,842

Community Center Expansions:
Hammock Landing - Academy Sports	West Melbourne, FL	50%	63,092	4,952	3,361	March-15	8.6%
Statesboro Crossing - Phase II (ULTA)	Statesboro, GA	50%	10,000	1,246	952	September-15	8.1%
			73,092	6,198	4,313

Total Properties Opened			647,164	$73,563	$61,719

(1)	Total Cost is presented net of reimbursements to be received.

(2)	Cost to Date does not reflect reimbursements until they are received.
Parkway Plaza, our newest community center, opened in March 2015 and includes Hobby Lobby, Marshall's and PETCO as anchors. We completed expansions at several Malls and outlet centers during the year. The second phase of Fremaux Town Center, anchored by Dillard's, features fashion-oriented shops such as Ann Taylor LOFT, Chico's, Aveda and Francesca's. Two of our outlet centers had phase two expansions which opened in the fourth quarter of 2015. The expansion at The Outlet Shoppes of the Bluegrass includes H&M and The Limited Outlet in addition to other retailers. In Atlanta, the phase two expansion features Gap, Banana Republic and others. Additionally, Academy Sports opened this spring at our open-air center in West Melbourne, FL, joining Carmike Cinema, which opened in August 2014.

Redevelopments Completed During the Year Ended December 31, 2015
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Opening Date	Initial Unleveraged Yield
Mall Redevelopments:
Brookfield Square - Sears Redevelopment (Blackfin Ameripub, Jason's Deli)	Brookfield, WI	100%	21,814	$7,700	$6,102	Fall-15	8.0%
Hickory Point Mall - JCP Redevelopment (Hobby Lobby)	Forsyth, IL	100%	60,000	2,764	2,224	July-15	10.7%
Janesville Mall - JCP Redevelopment (Dick's Sporting Goods/ULTA)	Janesville, WI	100%	149,522	11,091	9,428	September-15	8.4%
Meridian Mall - Gordmans	Lansing, MI	100%	50,000	7,193	6,043	July-15	10.3%
Northgate Mall - Streetscape/ULTA	Chattanooga, TN	100%	50,852	8,989	6,746	September-15	10.5%
Regency Mall - Sears (Dunham's Sports)	Racine, WI	100%	89,119	3,404	2,851	Fall-15	9.0%
Total Redevelopments Completed			421,307	$41,141	$33,394

(1)	Total Cost is presented net of reimbursements to be received.

(2)	Cost to Date does not reflect reimbursements until they are received.
We completed six mall redevelopment projects in 2015. Several of the projects involve former Sears and JC Penney stores, which gave us the opportunity to revitalize these spaces with a new mix of tenants and enhance the value of our Properties. A new restaurant district was developed at Brookfield Square in 21,000-square-feet of the Sears store we leased back. Hickory Point Mall and Janesville Mall both feature redevelopment of former JC Penney spaces. Additionally, we redeveloped a former Sears space at Regency Mall into Dunham's Sports.

Properties Under Development at December 31, 2015
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Expected Opening Date	Initial Unleveraged Yield
Community Center:
Ambassador Town Center	Lafayette, LA	65%	431,070	$40,724	$25,130	Spring-16	8.8%

Mall Expansion:
Kirkwood Mall-Self Development (Panera Bread, Verizon, Caribou Coffee)	Bismarck, ND	100%	12,570	3,702	3,672	Fall-15/ Spring-16	10.5%

Community Center Expansion:
High Pointe Commons - Petco	Harrisburg, PA	50%	12,885	1,055	47	Spring-16	10.5%

Mall Redevelopments:
CoolSprings Galleria - Sears Redevelopment (American Girl, Cheesecake Factory)	Nashville, TN	50%	182,163	32,816	22,701	May-15/Summer-16	7.4%
Northpark Mall - Dunham's Sports	Joplin, MO	100%	80,524	3,362	713	Summer-16	9.5%
Oak Park Mall - Self Development	Overland Park, KS	50%	6,735	1,210	429	Summer-16	8.2%
Randolph Mall - JCP Redevelopment (Ross/ULTA)	Asheboro, NC	100%	33,796	4,372	2,252	Summer-16	7.8%
			303,218	41,760	26,095

Total Properties Under Development			759,743	$87,241	$54,944

(1)	Total Cost is presented net of reimbursements to be received.

(2)	Cost to Date does not reflect reimbursements until they are received.

Ambassador Town Center in Lafayette, LA, a joint venture project with Stirling Properties, will open in spring 2016. The community center will be anchored by Costco, Dick’s Sporting Goods, Field & Stream, Marshalls, HomeGoods, and Nordstrom Rack. The project is currently 95% leased or committed.

We also have several Mall redevelopment projects under construction. Our Sears redevelopment project at CoolSprings Galleria features American Girl, H&M, King's, and ULTA as well as restaurants Connor's Steakhouse and Kona Grill. A portion of this project opened in May 2015. At Northpark Mall, a former Shopko will be redeveloped for Dunham's Sports. At Randolph Mall, we are redeveloping the former JC Penney location into Ross and ULTA.

Shadow Pipeline of Properties Under Development at December 31, 2015
(Dollars in thousands)
				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Estimated Total Cost (1)	Expected Opening Date	Initial Unleveraged Yield
Mall Expansions:
Dakota Square Mall - Expansion	Minot, ND	100%	24,000 - 26,000	$7,000 - $8,000	Fall-16	7% - 8%
Friendly Center - Shops	Greensboro, NC	50%	12,000 - 13,000	2,500 - 3,000	Fall-16	8% - 9%
Hamilton Place - Theatre	Chattanooga, TN	100%	30,000 - 35,000	5,000 - 6,000	Fall-16	9% - 10%
Mayfaire Town Center - Phase I	Wilmington, NC	100%	65,000 - 70,000	19,000 - 21,000	Fall-16	8% - 9%
			131,000 - 144,000	$33,500 - $38,000

Community Center Expansion:
Hammock Landing - Expansion	West Melbourne, FL	50%	23,000 - 26,000	$2,250 - $2,750	Fall-16	10% - 11%

(1)	Total Cost is presented net of reimbursements to be received.
Our shadow pipeline features projects under pre-development for which construction has not yet begun.
We have expansions beginning in 2016 at several Malls and a community center. At Friendly Center, we will be adding our portfolio's first West Elm store as well as Pieology. In Chattanooga, the redevelopment of an existing theater adjacent to Hamilton Place Mall will add a luxury theater to the market. Additionally, expansion plans at Mayfaire Town Center include the addition of H&M, Palmetto Moon and West Elm.
We hold options to acquire certain development properties owned by third parties.  Except for the projects presented above, we did not have any other material capital commitments as of December 31, 2015.
Acquisitions
In June 2015, we acquired Mayfaire Town Center and Community Center for $192.0 million in cash. We subsequently sold Mayfaire Community Center in December 2015 for $56.3 million. See Note 3 and Note 4 to the consolidated financial statements for additional information.
Dispositions
We sold a mall, three associated centers and two community centers in 2015 for an aggregate gross sales price of $104.9 million. After commissions and closing costs, the sales generated an aggregate $103.5 million of net proceeds. See Note 4 to the consolidated financial statements for further information. We also sold interests in two apartment complexes for an aggregate $29.0 million gross sales price and received approximately $29.0 million from outparcel sales.
Off-Balance Sheet Arrangements
Unconsolidated Affiliates
We have ownership interests in 19 unconsolidated affiliates as of December 31, 2015, that are described in Note 5 to the consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the accompanying consolidated balance sheets as investments in unconsolidated affiliates.  The following are circumstances when we may consider entering into a joint venture with a third party:

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
The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying consolidated balance sheets as of December 31, 2015 and 2014 (in thousands):

	As of December 31, 2015							Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Company		Maximum Guaranteed Amount	Debt Maturity Date (1)		12/31/15	12/31/14
West Melbourne I, LLC - Phase I	50%	$39,475	25%		$9,869	Feb-2016	(2)	$99	$101
West Melbourne I, LLC - Phase II	50%	16,757	25%	(3)	4,189	Feb-2016	(2)	87	87
Port Orange I, LLC	50%	58,820	25%		14,705	Feb-2016	(2)	148	153
JG Gulf Coast Town Center LLC - Phase III	50%	5,092	—%	(4)	—	Jul-2017		—	—
Fremaux Town Center JV, LLC - Phase I	65%	40,530	15%	(5)	6,207	Aug-2016	(6)	62	236
Fremaux Town Center JV, LLC - Phase II	65%	27,404	50%	(7)	16,050	Aug-2016	(6)	161	161
Ambassador Town Center JV, LLC	65%	21,418	100%	(8)	45,307	Dec-2017	(9)	462	482
Ambassador Infrastructure, LLC	65%	8,629	100%	(10)	11,700	Dec-2017	(9)	177	177
			Total guaranty liability					$1,196	$1,397

(1)	Excludes any extension options.

(2)	Subsequent to December 31, 2015, the loan was modified and extended to February 2018 with a one-year extension option. See Note 19 to the consolidated financial statements for more information.

(3)	The guaranty was reduced to 25% in the fourth quarter of 2015 as Academy Sports is operational and paying contractual rent.

(4)	The guaranty was removed when the loan was refinanced in the third quarter of 2015. See Note 5 to the consolidated financial statements for more information.

(5)
We received a 1% fee for this guaranty when the loan was issued in March 2013. In the second quarter of 2015, the guaranty was reduced to 15% as the requirement for being open for one year was met, LA Fitness opened and began paying contractual rent and a debt service coverage ratio of 1.30 to 1.00 was achieved.

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

(10)
We received a 1% fee for this guaranty when the loan was issued in December 2014. The guaranty will be reduced to 50% on March 1st of such year as PILOT payments received and attributed to the prior calendar year by Ambassador Infrastructure and delivered to the lender are $1,200 or more, provided no event of default exists.

We have guaranteed the lease performance of York Town Center, LP ("YTC"), an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $21.2 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to $10.0 million. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $14.8 million as of December 31, 2015.  We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty.  We did not include an obligation for this guaranty because we determined that the fair value of the guaranty was not material as of December 31, 2015 and 2014.
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
Carrying Value of Long-Lived Assets
We monitor events or changes in circumstances that could indicate the carrying value of a long-lived asset may not be recoverable.  When indicators of potential impairment are present that suggest that the carrying amounts of a long-lived asset may not be recoverable, we assess the recoverability of the asset by determining whether the asset’s carrying value will be recovered through the estimated undiscounted future cash flows expected from our probability weighted use of the asset and its eventual disposition. In the event that such undiscounted future cash flows do not exceed the carrying value, we adjust the carrying value of the long-lived asset to its estimated fair value and recognize an impairment loss.  The estimated fair value is calculated based on the following information, in order of preference, depending upon availability:  (Level 1) recently quoted market prices, (Level 2) market prices for comparable properties, or (Level 3) the present value of future cash flows, including estimated salvage value. Certain of our long-lived assets may be carried at more than an amount that could be realized in a current disposition transaction.  Projections of expected future operating cash flows require that we estimate future market rental income amounts subsequent to expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the Property, and the number of years the Property is held for investment, among other factors. As these assumptions are subject to economic and market uncertainties, they are difficult to predict and are subject to future events that may alter the assumptions used or management’s estimates of future possible outcomes. Therefore, the future cash flows estimated in our impairment analyses may not be achieved.
During the year ended December 31, 2015, we recorded a loss on impairment totaling $105.9 million. Of this total, $100.0 million relates to a Non-Core Mall, $2.6 million is attributable to one Mall disposition, $1.9 million relates to the disposition of an Associated Center and $1.4 million is from the sale of two outparcels and a building at a formerly owned Mall. During the year ended December 31, 2014, we recorded a loss on impairment totaling $18.5 million. Of this total, $17.8 million is attributable to three Property dispositions, $0.1 million is from the sale of an outparcel and $0.6 million is included in discontinued operations and relates to the true-up of a Property sold in 2013. See Note 4 and Note 15 to the consolidated financial statements for additional information about these impairment losses.
Allowance for Doubtful Accounts
We periodically perform a detailed review of amounts due from tenants and others to determine if accounts receivable balances are impaired based on factors affecting the collectability of those balances.  Our estimate of the allowance for doubtful accounts requires significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.  We recorded a provision for doubtful accounts of $2.3 million, $2.6 million and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
No impairments of investments in unconsolidated affiliates were incurred during 2015, 2014 and 2013.
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
In our reconciliation of net income (loss) attributable to common shareholders to FFO allocable to Operating Partnership common unitholders that is presented below, we make an adjustment to add back noncontrolling interest in income (loss) of our Operating Partnership in order to arrive at FFO of the Operating Partnership common unitholders.  We then apply a percentage to FFO of our Operating Partnership common unitholders to arrive at FFO allocable to common shareholders.  The percentage is computed by taking the weighted-average number of common shares outstanding for the period and dividing it by the sum of the weighted-average number of common shares and the weighted-average number of Operating Partnership units held by noncontrolling interests during the period.
FFO does not represent cash flows from operations as defined by GAAP, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income (loss) for purposes of evaluating our operating performance or to cash flow as a measure of liquidity.
FFO of the Operating Partnership decreased 11.7% to $481.1 million for the year ended December 31, 2015 compared to $545.5 million for the prior year.  Excluding the litigation settlements, the gain on investment, non cash default interest expense and gain on extinguishment of debt, FFO of the Operating Partnership, as adjusted, increased 1.8% for the year ending December 31, 2015 to $462.9 million compared to $454.6 million in 2014. FFO benefited from growth in minimum rents as a result of increased rental rates and new openings. We also realized savings in interest expense of over $10 million for the year. The decline in tenant reimbursements correlated with the decline in operating expenses as we realized savings in snow removal expense as well as utility costs due to mild weather during the year. FFO generated from existing and new Properties more than offset the dilution from asset sales.
FFO, as adjusted, for the year ended December 31, 2015 excludes a $16.6 million gain on investment related to the sale of marketable securities, a partial litigation settlement of $1.3 million, net of related expense and a $0.3 million gain on extinguishment of debt. FFO, as adjusted, for the year ended December 31, 2014 excludes an $83.2 million gain on extinguishment of debt, net of non-cash default interest expense, primarily related to the conveyance of Chapel Hill Mall and Columbia Place and the foreclosure of Citadel Mall. It also excludes a partial litigation settlement of $7.8 million, net of related expenses. Considering the significance and nature of these items, we believe that it is important to identify the impact of these changes on our FFO measures for a reader to have a complete understanding of our results of operations. Therefore, we have also presented FFO excluding these items.

The reconciliation of net income attributable to common shareholders to FFO allocable to Operating Partnership common unitholders is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net income attributable to common shareholders	$58,479	$174,258	$40,312
Noncontrolling interest in income of Operating Partnership	10,171	30,106	7,125
Depreciation and amortization expense of:
Consolidated Properties	299,069	291,273	278,911
Unconsolidated affiliates	40,476	41,806	39,592
Discontinued operations	—	—	6,638
Non-real estate assets	(3,083)	(2,311)	(2,077)
Noncontrolling interests' share of depreciation and amortization	(9,045)	(6,842)	(5,881)
Loss on impairment	105,945	18,434	73,485
Gain on depreciable Property, net of taxes	(20,944)	(937)	(7)
Gain on discontinued operations, net of taxes	—	(273)	(647)
FFO allocable to Operating Partnership common unitholders	481,068	545,514	437,451
Litigation settlements, net of related expenses (1)	(1,329)	(7,763)	(8,240)
Gain on investments	(16,560)	—	(2,400)
Non cash default interest expense	—	4,695	—
(Gain) loss on extinguishment of debt	(256)	(87,893)	9,108
FFO allocable to Operating Partnership common unitholders, as adjusted	$462,923	$454,553	$435,919

FFO per diluted share	$2.41	$2.73	$2.23

FFO, as adjusted, per diluted share	$2.32	$2.28	$2.22

(1)
Litigation settlement is included in interest and other income in the accompanying consolidated statements of operations. Litigation expense, including settlements paid, is included in general and administrative expense in the accompanying consolidated statements of operations.

The reconciliation of diluted EPS attributable to common shareholders to FFO per diluted share is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Diluted EPS attributable to common shareholders	$0.34	$1.02	$0.24
Eliminate amounts per share excluded from FFO:
Depreciation and amortization expense, including amounts from consolidated Properties, unconsolidated affiliates, non-real estate assets and excluding amounts allocated to noncontrolling interests	1.64	1.62	1.62
Loss on impairment	0.53	0.09	0.37
Gain on depreciable Property, net of tax	(0.10)	—	—
FFO per diluted share	$2.41	$2.73	$2.23
The reconciliations of FFO allocable to Operating Partnership common unitholders to FFO allocable to common shareholders, including and excluding the litigation settlements, gain on investments, non cash default interest and the gain (loss) on extinguishment of debt are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
FFO of the Operating Partnership	$481,068	$545,514	$437,451
Percentage allocable to common shareholders (1)	85.35%	85.27%	84.97%
FFO allocable to common shareholders	$410,592	$465,160	$371,702

FFO allocable to Operating Partnership common unitholders, as adjusted	$462,923	$454,553	$435,919
Percentage allocable to common shareholders (1)	85.35%	85.27%	84.97%
FFO allocable to common shareholders, as adjusted	$395,105	$387,597	$370,400

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
Interest Rate Risk
Based on our proportionate share of consolidated and unconsolidated variable-rate debt at December 31, 2015, a 0.5% increase or decrease in interest rates on variable rate debt would decrease or increase annual cash flows by approximately $6.8 million and $2.1 million, respectively and increase or decrease annual interest expense, after the effect of capitalized interest, by approximately $6.7 million and $2.0 million, respectively.
Based on our proportionate share of total consolidated and unconsolidated debt at December 31, 2015, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $84.5 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $87.4 million.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to the Index to Financial Statements and Schedules contained in Item 15 on page 82.
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
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company assessed the effectiveness of its internal control over financial reporting, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2015, the Company maintained effective internal control over financial reporting, as stated in its report which is included herein.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that, as of December 31, 2015, the Company maintained effective internal control over financial reporting.
Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the Company's internal control over financial reporting as of December 31, 2015 as stated in their report which is included herein in Item 15.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Management's Report on Internal Control over Financial Reporting
Management of the Company, acting on behalf of the Operating Partnership in its capacity as the general partner of the Operating Partnership, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Operating Partnership assessed the effectiveness of its internal control over financial reporting, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2015, the Operating Partnership maintained effective internal control over financial reporting, as stated in its report which is included herein.
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
The Company's management, whose subsidiary CBL Holdings I is the sole general partner of the Operating Partnership, conducted an assessment of the effectiveness of the Operating Partnership’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that, as of December 31, 2015, the Operating Partnership maintained effective internal control over financial reporting.
Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the Operating Partnership's internal control over financial reporting as of December 31, 2015 as stated in their report which is included herein in Item 15.
Changes in Internal Control over Financial Reporting
There were no changes in the Operating Partnership's internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
The Company recognized a material impairment of $100.0 million to write-down the depreciable basis of Chesterfield Mall, located in Chesterfield, MO, as part of its quarterly impairment process during the fourth quarter of 2015. The depreciable basis of the Property was written down to its estimated fair value of $125.0 million as of the same date. See Note 15 to the consolidated financial statements for additional information about this Property.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated herein by reference to the sections entitled “ELECTION OF DIRECTORS,” “Board Nominees," "Additional Executive Officers,” “Certain Terms of the Jacobs Acquisition,” “Corporate Governance Matters - Code of Business Conduct and Ethics,” “Board of Directors’ Meetings and Committees – The Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement filed with the SEC with respect to our Annual Meeting of Stockholders to be held on May 2, 2016.
Our Board of Directors has determined that each of A. Larry Chapman, an independent director and chairman of the audit committee, and Matthew S. Dominski, an independent director and member of the audit committee, qualifies as an “audit committee financial expert” as such term is defined by the rules of the Commission.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated herein by reference to the sections entitled “DIRECTOR COMPENSATION,” “EXECUTIVE COMPENSATION,” “REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 2, 2016.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated herein by reference to the sections entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “Equity Compensation Plan Information as of December 31, 2015”, in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 2, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference to the sections entitled “Corporate Governance Matters – Director Independence” and “CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS”, in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 2, 2016.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated herein by reference to the section entitled “Independent Registered Public Accountants’ Fees and Services” under “RATIFICATION OF THE SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS” in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 2, 2016.

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
Dated: February 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles B. Lebovitz	Chairman of the Board	February 29, 2016
Charles B. Lebovitz

/s/ Stephen D. Lebovitz	Director, President and Chief Executive Officer (Principal Executive Officer)	February 29, 2016
Stephen D. Lebovitz

/s/ Farzana K. Mitchell	Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2016
Farzana K. Mitchell

/s/ Gary L. Bryenton*	Director	February 29, 2016
Gary L. Bryenton

/s/ A. Larry Chapman*	Director	February 29, 2016
A. Larry Chapman

/s/ Matthew S. Dominski*	Director	February 29, 2016
Matthew S. Dominski

/s/ John D. Griffith*	Director	February 29, 2016
John D. Griffith

/s/ Richard J. Lieb*	Director	February 29, 2016
Richard J. Lieb

/s/ Gary J. Nay*	Director	February 29, 2016
Gary J. Nay

/s/ Kathleen M. Nelson*	Director	February 29, 2016
Kathleen M. Nelson

*By: /s/ Farzana K. Mitchell	Attorney-in-Fact	February 29, 2016
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
Dated: February 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles B. Lebovitz	Chairman of the Board of CBL Holdings I, Inc., general partner of the Registrant	February 29, 2016
Charles B. Lebovitz

/s/ Stephen D. Lebovitz	Director, President and Chief Executive Officer of CBL Holdings I, Inc., general partner of the Registrant (Principal Executive Officer)	February 29, 2016
Stephen D. Lebovitz

/s/ Farzana K. Mitchell	Executive Vice President - Chief Financial Officer and Treasurer of CBL Holdings, I, Inc., general partner of the Registrant (Principal Financial Officer and Principal Accounting Officer)	February 29, 2016
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
CBL & Associates Properties, Inc.
Chattanooga, TN:
 We have audited the accompanying consolidated balance sheets of CBL & Associates Properties, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015.  Our audits also included the financial statement schedules listed in the Index at Item 15.  We also have audited the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management On Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CBL & Associates Properties, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note 4 to the consolidated financial statements, during the first quarter of 2014, the Company changed its method of accounting for and disclosure of discontinued operations and disposals of components of an entity due to the adoption of Accounting Standards Update 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 29, 2016

CBL & Associates Properties, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
ASSETS	2015	2014
Real estate assets:
Land	$876,668	$847,829
Buildings and improvements	7,287,862	7,221,387
	8,164,530	8,069,216
Accumulated depreciation	(2,382,568)	(2,240,007)
	5,781,962	5,829,209
Developments in progress	75,991	117,966
Net investment in real estate assets	5,857,953	5,947,175
Cash and cash equivalents	36,892	37,938
Receivables:
Tenant, net of allowance for doubtful accounts of $1,923 and $2,368 in 2015 and 2014, respectively	87,286	81,338
Other, net of allowance for doubtful accounts of $1,276 and $1,285 in 2015 and 2014, respectively	17,958	22,577
Mortgage and other notes receivable	18,238	19,811
Investments in unconsolidated affiliates	276,383	281,449
Intangible lease assets and other assets	185,281	208,884
	$6,479,991	$6,599,172

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness	$4,710,628	$4,683,333
Accounts payable and accrued liabilities	344,434	328,352
Total liabilities	5,055,062	5,011,685
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	25,330	37,559
Shareholders' equity:
Preferred Stock, $.01 par value, 15,000,000 shares authorized:
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding	18	18
6.625% Series E Cumulative Redeemable Preferred Stock, 690,000 shares outstanding	7	7
Common stock, $.01 par value, 350,000,000 shares authorized, 170,490,948 and 170,260,273 issued and outstanding in 2015 and 2014, respectively	1,705	1,703
Additional paid-in capital	1,970,333	1,958,198
Accumulated other comprehensive income	1,935	13,411
Dividends in excess of cumulative earnings	(689,028)	(566,785)
Total shareholders' equity	1,284,970	1,406,552
Noncontrolling interests	114,629	143,376
Total equity	1,399,599	1,549,928
	$6,479,991	$6,599,172
The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
REVENUES:
Minimum rents	$684,309	$682,584	$675,870
Percentage rents	18,063	16,876	18,572
Other rents	21,934	22,314	21,974
Tenant reimbursements	288,279	290,561	290,097
Management, development and leasing fees	10,953	12,986	12,439
Other	31,480	35,418	34,673
Total revenues	1,055,018	1,060,739	1,053,625

OPERATING EXPENSES:
Property operating	141,030	149,774	151,127
Depreciation and amortization	299,069	291,273	278,911
Real estate taxes	90,799	89,281	88,701
Maintenance and repairs	51,516	54,842	56,379
General and administrative	62,118	50,271	48,867
Loss on impairment	105,945	17,858	70,049
Other	26,957	32,297	28,826
Total operating expenses	777,434	685,596	722,860
Income from operations	277,584	375,143	330,765
Interest and other income	6,467	14,121	10,825
Interest expense	(229,343)	(239,824)	(231,856)
Gain (loss) on extinguishment of debt	256	87,893	(9,108)
Gain on investments	16,560	—	2,400
Equity in earnings of unconsolidated affiliates	18,200	14,803	11,616
Income tax provision	(2,941)	(4,499)	(1,305)
Income from continuing operations before gain on sales of real estate assets	86,783	247,637	113,337
Gain on sales of real estate assets	32,232	5,342	1,980
Income from continuing operations	119,015	252,979	115,317
Operating loss of discontinued operations	—	(222)	(6,091)
Gain on discontinued operations	—	276	1,144
Net income	119,015	253,033	110,370
Net income attributable to noncontrolling interests in:
Operating Partnership	(10,171)	(30,106)	(7,125)
Other consolidated subsidiaries	(5,473)	(3,777)	(18,041)
Net income attributable to the Company	103,371	219,150	85,204
Preferred dividends	(44,892)	(44,892)	(44,892)
Net income attributable to common shareholders	$58,479	$174,258	$40,312

Basic per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.34	$1.02	$0.27
Discontinued operations	0.00	0.00	(0.03)
Net income attributable to common shareholders	$0.34	$1.02	$0.24
Weighted-average common shares outstanding	170,476	170,247	167,027

Diluted per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.34	$1.02	$0.27
Discontinued operations	0.00	0.00	(0.03)
Net income attributable to common shareholders	$0.34	$1.02	$0.24
Weighted-average common and potential dilutive common shares outstanding	170,499	170,247	167,027

Amounts attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$58,479	$174,212	$44,515
Discontinued operations	—	46	(4,203)
Net income attributable to common shareholders	$58,479	$174,258	$40,312
The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.
 Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$119,015	$253,033	$110,370

Other comprehensive income (loss):
Unrealized holding gain (loss) on available-for-sale securities	242	6,543	(2,583)
Reclassification to net income of realized gain on available-for-sale securities	(16,560)	—	—
Unrealized gain on hedging instruments	4,111	3,977	1,815
Reclassification of hedging effect on earnings	(2,196)	(2,195)	—
Total other comprehensive income (loss)	(14,403)	8,325	(768)

Comprehensive income	104,612	261,358	109,602
Comprehensive income attributable to noncontrolling interests in:
Operating Partnership	(7,244)	(31,345)	(7,018)
Other consolidated subsidiaries	(5,473)	(3,777)	(18,041)
Comprehensive income attributable to the Company	$91,895	$226,236	$84,543

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.
Consolidated Statements of Equity
(in thousands, except share data)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2012	$40,248	$25	$1,613	$1,773,630	$6,986	$(453,561)	$1,328,693	$192,404	$1,521,097
Net income	2,941	—	—	—	—	85,204	85,204	7,588	92,792
Other comprehensive loss	(6)	—	—	—	(661)	—	(661)	(101)	(762)
Redemption of redeemable noncontrolling preferred joint venture interest	—	—	—	10,000	—	—	10,000	—	10,000
Dividends declared - common stock	—	—	—	—	—	(157,532)	(157,532)	—	(157,532)
Dividends declared - preferred stock	—	—	—	—	—	(44,892)	(44,892)	—	(44,892)
Issuance of 8,772,114 shares of common stock and restricted common stock	—	—	87	216,576	—	—	216,663	—	216,663
Cancellation of 41,661 shares of restricted common stock	—	—	—	(720)	—	—	(720)	—	(720)
Accrual under deferred compensation arrangements	—	—	—	(7,095)	—	—	(7,095)	—	(7,095)
Amortization of deferred compensation	—	—	—	2,704	—	—	2,704	—	2,704
Adjustment for noncontrolling interests	4,589	—	—	(33,746)	—	—	(33,746)	29,212	(4,534)
Adjustment to record redeemable noncontrolling interests at redemption value	(7,011)	—	—	6,295	—	—	6,295	717	7,012
Distributions to noncontrolling interests	(6,122)	—	—	—	—	—	—	(39,885)	(39,885)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	6,530	6,530
Acquire controlling interest in shopping center property	—	—	—	—	—	—	—	(41,444)	(41,444)
Balance, December 31, 2013	$34,639	$25	$1,700	$1,967,644	$6,325	$(570,781)	$1,404,913	$155,021	$1,559,934

Net income	3,425	—	—	—	—	219,150	219,150	30,389	249,539
Other comprehensive income	65	—	—	—	7,086	—	7,086	1,174	8,260
Purchase of noncontrolling interests in Operating Partnership	—	—	—	—	—	—	—	(4,861)	(4,861)
Dividends declared - common stock	—	—	—	—	—	(170,262)	(170,262)	—	(170,262)
Dividends declared - preferred stock	—	—	—	—	—	(44,892)	(44,892)	—	(44,892)
Issuance of 246,168 shares of common stock and restricted common stock	—	—	3	680	—	—	683	—	683
Cancellation of 34,039 shares of restricted common stock	—	—	—	(389)	—	—	(389)	—	(389)
Amortization of deferred compensation	—	—	—	3,508	—	—	3,508	—	3,508
Adjustment for noncontrolling interests	2,937	—	—	(8,231)	—	—	(8,231)	5,294	(2,937)
Adjustment to record redeemable noncontrolling interests at redemption value	5,337	—	—	(5,014)	—	—	(5,014)	(322)	(5,336)
Distributions to noncontrolling interests	(8,844)	—	—	—	—	—	—	(44,257)	(44,257)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	938	938
Balance, December 31, 2014	$37,559	$25	$1,703	$1,958,198	$13,411	$(566,785)	$1,406,552	$143,376	$1,549,928

CBL & Associates Properties, Inc.
Consolidated Statements of Equity
(Continued)
(in thousands, except share data)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2014	$37,559	$25	$1,703	$1,958,198	$13,411	$(566,785)	$1,406,552	$143,376	$1,549,928
Net income	3,902	—	—	—	—	103,371	103,371	11,742	115,113
Other comprehensive loss	(352)	—	—	—	(11,476)	—	(11,476)	(2,575)	(14,051)
Purchase of noncontrolling interests in Operating Partnership	—	—	—	—	—	—	—	(286)	(286)
Dividends declared - common stock	—	—	—	—	—	(180,722)	(180,722)	—	(180,722)
Dividends declared - preferred stock	—	—	—	—	—	(44,892)	(44,892)	—	(44,892)
Issuance of 278,093 shares of common stock and restricted common stock	—	—	3	676	—	—	679	—	679
Cancellation of 47,418 shares of restricted common stock	—	—	(1)	(769)	—	—	(770)	—	(770)
Performance stock units	—	—	—	624	—	—	624	—	624
Amortization of deferred compensation	—	—	—	4,152	—	—	4,152	—	4,152
Adjustment for noncontrolling interests	2,981	—	—	(2,773)	—	—	(2,773)	(207)	(2,980)
Adjustment to record redeemable noncontrolling interests at redemption value	(11,617)	—	—	10,225	—	—	10,225	1,392	11,617
Distributions to noncontrolling interests	(7,143)	—	—	—	—	—	—	(40,534)	(40,534)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1,721	1,721
Balance, December 31, 2015	$25,330	$25	$1,705	$1,970,333	$1,935	$(689,028)	$1,284,970	$114,629	$1,399,599

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$119,015	$253,033	$110,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	299,069	291,273	285,549
Amortization of deferred financing costs, debt premiums and discounts	4,948	4,405	4,783
Net amortization of intangible lease assets and liabilities	(1,487)	368	63
Gain on sales of real estate assets	(32,232)	(5,342)	(1,980)
Gain on discontinued operations	—	(276)	(1,144)
Write-off of development projects	2,373	136	334
Share-based compensation expense	5,218	3,979	2,725
Gain on investments	(16,560)	—	(2,400)
Loss on impairment	105,945	17,858	70,049
Loss on impairment from discontinued operations	—	681	5,234
(Gain) loss on extinguishment of debt	(256)	(87,893)	9,108
Equity in earnings of unconsolidated affiliates	(18,200)	(14,803)	(11,616)
Distributions of earnings from unconsolidated affiliates	21,095	21,866	15,995
Provision for doubtful accounts	2,254	2,643	1,816
Change in deferred tax accounts	(153)	1,329	1,824
Changes in:
Tenant and other receivables	(5,455)	(4,053)	(12,358)
Other assets	1,803	1,101	5,928
Accounts payable and accrued liabilities	7,638	(18,244)	(19,529)
Net cash provided by operating activities	495,015	468,061	464,751

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(218,891)	(277,624)	(314,299)
Acquisitions of real estate assets	(191,988)	—	(41,444)
(Additions) reductions to restricted cash	5,491	4,880	(7,592)
Reductions to cash held in escrow	—	—	15,000
Proceeds from sales of real estate assets	132,231	16,513	240,150
Proceeds from sales of investments in unconsolidated affiliates	—	—	4,875
Additions to mortgage and other notes receivable	(3,096)	—	(2,700)
Payments received on mortgage and other notes receivable	1,610	20,973	5,672
Proceeds from sale of available-for-sale securities	20,755	—	11,002
Additional investments in and advances to unconsolidated affiliates	(15,200)	(30,404)	(34,063)
Distributions in excess of equity in earnings of unconsolidated affiliates	20,807	39,229	11,310
Changes in other assets	(11,534)	(8,422)	(13,604)
Net cash used in investing activities	(259,815)	(234,855)	(125,693)

CBL & Associates Properties, Inc.
Consolidated Statements of Cash Flows
(Continued)
(In thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$1,358,296	$1,061,928	$2,298,116
Principal payments on mortgage and other indebtedness	(1,315,094)	(1,050,647)	(2,179,541)
Additions to deferred financing costs	(6,796)	(2,386)	(7,739)
Prepayment fees on extinguishment of debt	—	(1,506)	(8,708)
Proceeds from issuances of common stock	188	175	209,547
Purchases of noncontrolling interests in the Operating Partnership	(286)	(4,861)	—
Redemption of redeemable noncontrolling preferred joint venture interest	—	—	(408,577)
Contributions from noncontrolling interests	682	938	6,530
Distributions to noncontrolling interests	(47,682)	(52,712)	(65,187)
Dividends paid to holders of preferred stock	(44,892)	(44,892)	(44,892)
Dividends paid to common shareholders	(180,662)	(166,805)	(151,355)
Net cash used in financing activities	(236,246)	(260,768)	(351,806)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,046)	(27,562)	(12,748)
CASH AND CASH EQUIVALENTS, beginning of period	37,938	65,500	78,248
CASH AND CASH EQUIVALENTS, end of period	$36,892	$37,938	$65,500

The accompanying notes are an integral part of these consolidated statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of CBL & Associates Limited Partnership
Chattanooga, TN:
We have audited the accompanying consolidated balance sheets of CBL & Associates Limited Partnership and subsidiaries (the "Partnership") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the three years in the period ended December 31, 2015.  Our audits also included the financial statement schedules listed in the Index at Item 15.  We also have audited the Partnership's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Partnership's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management On Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Partnership's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CBL & Associates Limited Partnership and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note 4 to the consolidated financial statements, during the first quarter of 2014, the Partnership has changed its method of accounting for and disclosure of discontinued operations and disposals of components of an entity due to the adoption of Accounting Standards Update 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.
 /s/ Deloitte & Touche LLP
Atlanta, Georgia
February 29, 2016

CBL & Associates Limited Partnership
Consolidated Balance Sheets
(In thousands)

	December 31,
ASSETS	2015	2014
Real estate assets:
Land	$876,668	$847,829
Buildings and improvements	7,287,862	7,221,387
	8,164,530	8,069,216
Accumulated depreciation	(2,382,568)	(2,240,007)
	5,781,962	5,829,209
Developments in progress	75,991	117,966
Net investment in real estate assets	5,857,953	5,947,175
Cash and cash equivalents	36,887	37,926
Receivables:
Tenant, net of allowance for doubtful accounts of $1,923 and $2,368 in 2015 and 2014, respectively	87,286	81,338
Other, net of allowance for doubtful accounts of $1,276 and $1,285 in 2015 and 2014, respectively	17,958	22,577
Mortgage and other notes receivable	18,238	19,811
Investments in unconsolidated affiliates	276,946	282,009
Intangible lease assets and other assets	185,162	208,764
	$6,480,430	$6,599,600

LIABILITIES, REDEEMABLE INTERESTS AND CAPITAL
Mortgage and other indebtedness	$4,710,628	$4,683,333
Accounts payable and accrued liabilities	344,434	328,267
Total liabilities	5,055,062	5,011,600
Commitments and contingencies (Note 14)
Redeemable interests:
Redeemable noncontrolling interests	5,586	6,455
Redeemable common units	19,744	31,104
Total redeemable interests	25,330	37,559
Partners' capital:
Preferred units	565,212	565,212
Common units:
General partner	8,435	9,789
Limited partners	822,383	953,349
Accumulated other comprehensive income (loss)	(868)	13,183
Total partners' capital	1,395,162	1,541,533
Noncontrolling interests	4,876	8,908
Total capital	1,400,038	1,550,441
	$6,480,430	$6,599,600

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Limited Partnership
Consolidated Statements of Operations
(In thousands, except per unit data)

	Year Ended December 31,
	2015	2014	2013
REVENUES:
Minimum rents	$684,309	$682,584	$675,870
Percentage rents	18,063	16,876	18,572
Other rents	21,934	22,314	21,974
Tenant reimbursements	288,279	290,561	290,097
Management, development and leasing fees	10,953	12,986	12,439
Other	31,480	35,418	34,673
Total revenues	1,055,018	1,060,739	1,053,625

OPERATING EXPENSES:
Property operating	141,030	149,774	151,127
Depreciation and amortization	299,069	291,273	278,911
Real estate taxes	90,799	89,281	88,701
Maintenance and repairs	51,516	54,842	56,379
General and administrative	62,118	50,271	48,867
Loss on impairment	105,945	17,858	70,049
Other	26,957	32,297	28,826
Total operating expenses	777,434	685,596	722,860
Income from operations	277,584	375,143	330,765
Interest and other income	6,467	14,121	10,825
Interest expense	(229,343)	(239,824)	(231,856)
Gain (loss) on extinguishment of debt	256	87,893	(9,108)
Gain on investments	16,560	—	2,400
Equity in earnings of unconsolidated affiliates	18,200	14,803	11,616
Income tax provision	(2,941)	(4,499)	(1,305)
Income from continuing operations before gain on sales of real estate assets	86,783	247,637	113,337
Gain on sales of real estate assets	32,232	5,342	1,980
Income from continuing operations	119,015	252,979	115,317
Operating loss of discontinued operations	—	(222)	(6,091)
Gain on discontinued operations	—	276	1,144
Net income	119,015	253,033	110,370
Net income attributable to noncontrolling interests	(5,473)	(3,777)	(18,041)
Net income attributable to the Operating Partnership	113,542	249,256	92,329
Distributions to preferred unitholders	(44,892)	(44,892)	(44,892)
Net income attributable to common unitholders	$68,650	$204,364	$47,437

Basic per unit data attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$0.34	$1.02	$0.26
Discontinued operations	0.00	0.00	(0.02)
Net income attributable to common unitholders	$0.34	$1.02	$0.24
Weighted-average common units outstanding	199,734	199,660	196,572

Diluted per unit data attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$0.34	$1.02	$0.26
Discontinued operations	0.00	0.00	(0.02)
Net income attributable to common unitholders	$0.34	$1.02	$0.24
Weighted-average common and potential dilutive common units outstanding	199,757	199,660	196,572

Amounts attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$68,650	$204,318	$51,640
Discontinued operations	—	46	(4,203)
Net income attributable to common unitholders	$68,650	$204,364	$47,437
The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Limited Partnership
 Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$119,015	$253,033	$110,370

Other comprehensive income (loss):
Unrealized holding gain (loss) on available-for-sale securities	242	6,543	(2,583)
Reclassification to net income of realized gain on available-for-sale securities	(16,560)	—	—
Unrealized gain on hedging instruments	4,111	3,977	1,815
Reclassification of hedging effect on earnings	(2,196)	(2,195)	—
Total other comprehensive income (loss)	(14,403)	8,325	(768)

Comprehensive income	104,612	261,358	109,602
Comprehensive income attributable to noncontrolling interests	(5,473)	(3,777)	(18,041)
Comprehensive income attributable to the Operating Partnership	$99,139	$257,581	$91,561

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Limited Partnership
Consolidated Statements of Capital
(in thousands)

	Redeemable Interests			Number of			Common Units
	Redeemable Noncontrolling Interests	Redeemable Common Units	Total Redeemable Interests	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partner's Capital	Noncontrolling Interests	Total Capital
Balance, December 31, 2012	$6,413	$33,835	$40,248	25,050	190,855	$565,212	$9,904	$877,363	$5,685	$1,458,164	$63,496	$1,521,660
Net income	2,565	376	2,941	—	—	44,892	491	46,570	—	91,953	839	92,792
Other comprehensive loss	—	(6)	(6)	—	—	—	—	—	(762)	(762)	—	(762)
Redemption of redeemable noncontrolling preferred joint venture interest	—	—	—	—	—	—	104	9,896	—	10,000	—	10,000
Issuance of common units	—	—	—	—	8,780	—	—	216,588	—	216,588	—	216,588
Distributions declared - common units	—	—	—	—	—	—	(1,851)	(155,680)	—	(157,531)	—	(157,531)
Distributions declared - preferred units	—	—	—	—	—	(44,892)	—	—	—	(44,892)	—	(44,892)
Cancellation of restricted common stock	—	—	—	—	(42)	—	—	(720)	—	(720)	—	(720)
Accrual under deferred compensation arrangements	—	—	—	—	—	—	(74)	(7,021)	—	(7,095)	—	(7,095)
Amortization of deferred compensation	—	—	—	—	—	—	28	2,676	—	2,704	—	2,704
Allocation of partners' capital	—	4,589	4,589	—	—	—	1,425	(6,158)	—	(4,733)	57	(4,676)
Adjustment to record redeemable interests at redemption value	(1,545)	(5,467)	(7,012)	—	—	—	148	6,938	—	7,086	—	7,086
Distributions to noncontrolling interests	(1,550)	(4,571)	(6,121)	—	—	—	(309)	(29,277)	—	(29,586)	(10,299)	(39,885)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	6,530	6,530
Acquire controlling interest in shopping center property	—	—	—	—	—	—	—	—	—	—	(41,444)	(41,444)
Balance, December 31, 2013	$5,883	$28,756	$34,639	25,050	199,593	$565,212	$9,866	$961,175	$4,923	$1,541,176	$19,179	$1,560,355

Net income	1,827	1,598	3,425	—	—	44,892	2,081	200,686	—	247,659	1,880	249,539
Other comprehensive income	—	65	65	—	—	—	—	—	8,260	8,260	—	8,260
Redemption of common units	—	—	—	—	(273)	—	—	(4,861)	—	(4,861)	—	(4,861)
Issuance of common units	—	—	—	—	246	—	—	683	—	683	—	683
Distributions declared - common units	—	(4,571)	(4,571)	—	—	—	(1,479)	(200,004)	—	(201,483)	—	(201,483)
Distributions declared - preferred units	—	—	—	—	—	(44,892)	—	—	—	(44,892)	—	(44,892)
Cancellation of restricted common stock	—	—	—	—	(34)	—	—	(389)	—	(389)	—	(389)
Amortization of deferred compensation	—	—	—	—	—	—	36	3,472	—	3,508	—	3,508
Allocation of partners' capital	—	2,937	2,937	—	—	—	(660)	(2,132)	—	(2,792)	—	(2,792)
Adjustment to record redeemable interests at redemption value	3,017	2,319	5,336	—	—	—	(55)	(5,281)	—	(5,336)	—	(5,336)
Distributions to noncontrolling interests	(4,272)	—	(4,272)	—	—	—	—	—	—	—	(13,089)	(13,089)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	938	938
Balance, December 31, 2014	$6,455	$31,104	$37,559	25,050	199,532	$565,212	$9,789	$953,349	$13,183	$1,541,533	$8,908	$1,550,441

CBL & Associates Limited Partnership
Consolidated Statements of Capital
(Continued)
(in thousands)

	Redeemable Interests			Number of			Common Units
	Redeemable Noncontrolling Interests	Redeemable Common Units	Total Redeemable Interests	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partner's Capital	Noncontrolling Interests	Total Capital
Balance, December 31, 2014	$6,455	$31,104	$37,559	25,050	199,532	$565,212	$9,789	$953,349	$13,183	$1,541,533	$8,908	$1,550,441
Net income	3,360	542	3,902	—	—	44,892	699	67,409	—	113,000	2,113	115,113
Other comprehensive loss	—	(352)	(352)	—	—	—	—	—	(14,051)	(14,051)	—	(14,051)
Distributions declared - common units	—	(4,572)	(4,572)	—	—	—	(2,133)	(211,258)	—	(213,391)	—	(213,391)
Distributions declared - preferred units	—	—	—	—	—	(44,892)	—	—	—	(44,892)	—	(44,892)
Issuances of common units	—	—	—	—	278	—	—	679	—	679	—	679
Redemptions of common units	—	—	—	—	(15)	—	—	(286)	—	(286)	—	(286)
Cancellation of restricted common stock	—	—	—	—	(47)	—	—	(770)	—	(770)	—	(770)
Performance stock units	—	—	—	—	—	—	6	618	—	624	—	624
Amortization of deferred compensation	—	—	—	—	—	—	43	4,109	—	4,152	—	4,152
Allocation of partners' capital	—	2,981	2,981	—	—	—	(88)	(2,965)	—	(3,053)	—	(3,053)
Adjustment to record redeemable interests at redemption value	(1,658)	(9,959)	(11,617)	—	—	—	119	11,498	—	11,617	—	11,617
Distributions to noncontrolling interests	(2,571)	—	(2,571)	—	—	—	—	—	—	—	(7,866)	(7,866)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	1,721	1,721
Balance, December 31, 2015	$5,586	$19,744	$25,330	25,050	199,748	$565,212	$8,435	$822,383	$(868)	$1,395,162	$4,876	$1,400,038

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Limited Partnership
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$119,015	$253,033	$110,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	299,069	291,273	285,549
Amortization of deferred financing costs, debt premiums and discounts	4,948	4,405	4,783
Net amortization of intangible lease assets and liabilities	(1,487)	368	63
Gain on sales of real estate assets	(32,232)	(5,342)	(1,980)
Gain on discontinued operations	—	(276)	(1,144)
Write-off of development projects	2,373	136	334
Share-based compensation expense	5,218	3,979	2,725
Gain on investments	(16,560)	—	(2,400)
Loss on impairment	105,945	17,858	70,049
Loss on impairment from discontinued operations	—	681	5,234
(Gain) loss on extinguishment of debt	(256)	(87,893)	9,108
Equity in earnings of unconsolidated affiliates	(18,200)	(14,803)	(11,616)
Distributions of earnings from unconsolidated affiliates	21,092	21,866	15,995
Provision for doubtful accounts	2,254	2,643	1,816
Change in deferred tax accounts	(153)	1,329	1,824
Changes in:
Tenant and other receivables	(5,455)	(4,053)	(12,358)
Other assets	1,803	1,101	5,928
Accounts payable and accrued liabilities	7,648	(18,242)	(19,539)
Net cash provided by operating activities	495,022	468,063	464,741

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(218,891)	(277,624)	(314,299)
Acquisitions of real estate assets	(191,988)	—	(41,444)
(Additions) reductions to restricted cash	5,491	4,880	(7,592)
Reductions to cash held in escrow	—	—	15,000
Proceeds from sales of real estate assets	132,231	16,513	240,150
Proceeds from sales of investments in unconsolidated affiliates	—	—	4,875
Additions to mortgage and other notes receivable	(3,096)	—	(2,700)
Payments received on mortgage and other notes receivable	1,610	20,973	5,672
Proceeds from sale of available-for-sale securities	20,755	—	11,002
Additional investments in and advances to unconsolidated affiliates	(15,200)	(30,404)	(34,063)
Distributions in excess of equity in earnings of unconsolidated affiliates	20,807	39,229	11,310
Changes in other assets	(11,534)	(8,422)	(13,604)
Net cash used in investing activities	(259,815)	(234,855)	(125,693)

CBL & Associates Limited Partnership
Consolidated Statements of Cash Flows
(Continued)
(In thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$1,358,296	$1,061,928	$2,298,116
Principal payments on mortgage and other indebtedness	(1,315,094)	(1,050,647)	(2,179,541)
Additions to deferred financing costs	(6,796)	(2,386)	(7,739)
Prepayment fees on extinguishment of debt	—	(1,506)	(8,708)
Proceeds from issuances of common units	188	175	209,547
Redemption of common units	(286)	(4,861)	—
Redemption of redeemable noncontrolling preferred joint venture interest	—	—	(408,577)
Contributions from noncontrolling interests	682	938	6,530
Distributions to noncontrolling interests	(17,084)	(52,712)	(65,187)
Distributions to preferred unitholders	(44,892)	(44,892)	(44,892)
Distributions to common unitholders	(211,260)	(166,805)	(151,355)
Net cash used in financing activities	(236,246)	(260,768)	(351,806)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,039)	(27,560)	(12,758)
CASH AND CASH EQUIVALENTS, beginning of period	37,926	65,486	78,244
CASH AND CASH EQUIVALENTS, end of period	$36,887	$37,926	$65,486

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
CBL conducts substantially all of its business through the Operating Partnership. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a VIE. As of December 31, 2015, the Operating Partnership owned interests in the following Properties:

	Malls (1)	Associated Centers	Community Centers	Office Buildings (2)	Total
Consolidated Properties	72	21	6	8	107
Unconsolidated Properties (3)	10	4	4	5	23
Total	82	25	10	13	130

(1)	Category consists of regional malls, open-air centers and outlet centers (including one mixed-use center).

(2)	Includes CBL's corporate office buildings.

(3)	The Operating Partnership accounts for these investments using the equity method because one or more of the other partners have substantive participating rights.

At December 31, 2015, the Operating Partnership had interests in the following Construction Properties:

	Consolidated Properties	Unconsolidated Properties
	Malls	Malls	Community Centers
Development	—	—	1
Expansions	1	—	1
Redevelopments	2	2	—
The Operating Partnership also holds options to acquire certain development properties owned by third parties.
CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At December 31, 2015, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 84.3% limited partner interest for a combined interest held by CBL of 85.3%.
As used herein, the term "Company" includes CBL & Associates Properties, Inc. and its subsidiaries, including CBL & Associates Limited Partnership and its subsidiaries, unless the context indicates otherwise. The term "Operating Partnership" refers to CBL & Associates Limited Partnership and its subsidiaries.
The noncontrolling interest in the Operating Partnership is held by CBL's Predecessor, all of which contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993, and by various third parties. At December 31, 2015, CBL’s Predecessor owned a 9.1% limited partner interest and third parties owned a 5.6% limited partner interest in the Operating Partnership.  CBL’s Predecessor also owned 3.5 million shares of the Company's common stock at December 31, 2015, for a total combined effective interest of 10.9% in the Operating Partnership.
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
Accounting Guidance Adopted
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability to which they relate, consistent with the presentation of debt discounts, in contrast to being presented as an asset on the balance sheet under current GAAP. The guidance only changes presentation and does not change the recognition and measurement of debt issuance costs. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-15") which addresses the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line of credit arrangements. Under ASU 2015-15, debt issuance costs related to line of credit arrangements can continue to be presented as an asset on the balance sheet and be subsequently amortized over the term of the arrangement. For public companies, ASU 2015-03 is effective on a retrospective basis for annual periods beginning after December 15, 2015 and interim periods within those years.
The Company adopted ASU 2015-03 and ASU 2015-15 in the fourth quarter of 2015. As a result, prior period amounts in the accompanying consolidated balance sheets related to debt issuance costs, other than those related to line of credit arrangements, have been reclassified to present debt issuance costs as a direct deduction from the carrying amount of the recognized debt liability for all periods presented herein. As a result, unamortized debt issuance costs of $16,059 and $17,127, for the years ended December 31, 2015 and 2014, respectively, were reclassified from intangible lease assets and other assets to mortgage and other indebtedness in the accompanying consolidated balance sheets.
Accounting Guidance Not Yet Effective
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"). The guidance modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the evaluation of fee arrangements and related party relationships in the primary beneficiary determination. For public companies, ASU 2015-02 is effective for annual periods beginning after December 15, 2015 and interim periods within those years using either a retrospective or a modified retrospective approach. Early adoption is permitted. The Company does not expect the provisions of ASU 2015-02 to have a material impact on its consolidated financial statements.
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
The Company’s intangibles and their balance sheet classifications as of December 31, 2015 and 2014, are summarized as follows:

	December 31, 2015		December 31, 2014
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible lease assets and other assets:
Above-market leases	$54,080	$(39,228)	$64,696	$(45,662)
In-place leases	113,335	(71,460)	110,211	(71,272)
Tenant relationships	29,742	(5,868)	29,664	(4,917)
Accounts payable and accrued liabilities:
Below-market leases	89,182	(54,999)	99,189	(68,127)
These intangibles are related to specific tenant leases.  Should a termination occur earlier than the date indicated in the lease, the related unamortized intangible assets or liabilities, if any, related to the lease are recorded as expense or income, as applicable. The total net amortization expense of the above intangibles was $12,939, $13,973 and $19,030 in 2015, 2014 and 2013, respectively.  The estimated total net amortization expense for the next five succeeding years is $8,204 in 2016, $6,439 in 2017, $3,593 in 2018, $2,504 in 2019 and $1,924 in 2020.
Total interest expense capitalized was $3,697, $7,122 and $4,889 in 2015, 2014 and 2013, respectively.
Carrying Value of Long-Lived Assets
The Company monitors events or changes in circumstances that could indicate the carrying value of a long-lived asset may not be recoverable.  When indicators of potential impairment are present that suggest that the carrying amounts of a long-lived asset may not be recoverable, the Company assesses the recoverability of the asset by determining whether the asset’s carrying value will be recovered through the estimated undiscounted future cash flows expected from the Company’s probability weighted use of the asset and its eventual disposition. In the event that such undiscounted future cash flows do not exceed the carrying value, the Company adjusts the carrying value of the long-lived asset to its estimated fair value and recognizes an impairment loss.  The estimated fair value is calculated based on the following information, in order of preference, depending upon availability:  (Level 1) recently quoted market prices, (Level 2) market prices for comparable properties, or (Level 3) the present value of future cash flows, including estimated salvage value.  Certain of the Company’s long-lived assets may be carried at more than an amount that could be realized in a current disposition transaction.  Projections of expected future operating cash flows require that the Company estimates future market rental income amounts subsequent to expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the Property, and the number of years the Property is held for investment, among other factors. As these assumptions are subject to economic and market uncertainties, they are difficult to predict and are subject to future events that may alter the assumptions used or management’s estimates of future possible outcomes. Therefore, the future cash flows estimated in the Company’s impairment analyses may not be achieved. See Note 4 and Note 15 for information related to the impairment of long-lived assets for 2015, 2014 and 2013.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents.
 Restricted Cash
Restricted cash of $34,684 and $40,175 was included in intangible lease assets and other assets at December 31, 2015 and 2014, respectively.  Restricted cash consists primarily of cash held in escrow accounts for debt service, insurance, real estate taxes, capital improvements and deferred maintenance as required by the terms of certain mortgage notes payable.
Allowance for Doubtful Accounts
The Company periodically performs a detailed review of amounts due from tenants to determine if accounts receivable balances are realizable based on factors affecting the collectability of those balances. The Company’s estimate of the allowance for doubtful accounts requires management to exercise significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.  The Company recorded a provision for doubtful accounts of $2,254, $2,643 and $1,253 for 2015, 2014 and 2013, respectively.
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
Any differences between the cost of the Company’s investment in an unconsolidated affiliate and its underlying equity as reflected in the unconsolidated affiliate’s financial statements generally result from costs of the Company’s investment that are not reflected on the unconsolidated affiliate’s financial statements, capitalized interest on its investment and the Company’s share of development and leasing fees that are paid by the unconsolidated affiliate to the Company for development and leasing services provided to the unconsolidated affiliate during any development periods. At December 31, 2015 and 2014, the components of the net difference between the Company’s investment in unconsolidated affiliates and the underlying equity of unconsolidated affiliates, which are amortized over a period equal to the useful life of the unconsolidated affiliates' asset/liability that is related to the basis difference, was $13,334 and $13,390, respectively.
On a periodic basis, the Company assesses whether there are any indicators that the fair value of the Company's investments in unconsolidated affiliates may be impaired. An investment is impaired only if the Company’s estimate of the fair value of the investment is less than the carrying value of the investment and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. The Company's estimates of fair value for each investment are based on a number of assumptions that are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates, and operating costs. As these factors are difficult to predict and are subject to future events that may alter the Company’s assumptions, the fair values estimated in the impairment analyses may not be realized. No impairments of investments in unconsolidated affiliates were recorded in 2015, 2014 and 2013.

Deferred Financing Costs
Net deferred financing costs related to the Company's lines of credit of $6,431 and $5,050 were included in intangible lease assets and other assets at December 31, 2015 and 2014, respectively. Net deferred financing costs related to the Company's other indebtedness of $16,059 and $17,127 were included in mortgage and other indebtedness at December 31, 2015 and 2014, respectively. As noted above under Accounting Guidance Adopted, the Company adopted ASU 2015-03 and ASU 2015-15 in the fourth quarter of 2015, resulting in the reclassification of $16,059 and $17,127 at December 31, 2015 and 2014, respectively in the accompanying consolidated balance sheets. Deferred financing costs include fees and costs incurred to obtain financing and are amortized on a straight-line basis to interest expense over the terms of the related indebtedness. Amortization expense was $7,116, $6,910 and $7,468 in 2015, 2014 and 2013, respectively. Accumulated amortization was $12,413 and $17,302 as of December 31, 2015 and 2014, respectively.
Marketable Securities
Intangible lease assets and other assets included marketable securities consisting of corporate equity securities that were classified as available-for-sale. The Company recognized a realized gain of $16,560, for the difference between the net proceeds of $20,755 less the adjusted cost of $4,195 related to the sale of all its marketable securities in 2015. The Company did not recognize any realized gains or losses related to sales of marketable securities in 2014 or 2013. Unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of accumulated other comprehensive income (loss) ("AOCI/L") in redeemable noncontrolling interests, shareholders’ equity and partners' capital, and noncontrolling interests. Realized gains are recorded in gain on investments. Gains or losses on securities sold are based on the specific identification method.
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
There were no other-than-temporary impairments of marketable securities incurred during 2015, 2014 and 2013. The following is a summary of the marketable securities held by the Company as of December 31, 2014:

		Gross Unrealized
	Adjusted Cost	Gains	Losses	Fair Value
December 31, 2014:
Common stocks	$4,195	$16,321	$—	$20,516
Interest Rate Hedging Instruments
The Company recognizes its derivative financial instruments in either accounts payable and accrued liabilities or intangible lease assets and other assets, as applicable, in the consolidated balance sheets and measures those instruments at fair value.  The accounting for changes in the fair value (i.e., gain or loss) of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. To qualify as a hedging instrument, a derivative must pass prescribed effectiveness tests, performed quarterly using both qualitative and quantitative methods. The Company has entered into derivative agreements as of December 31, 2015 and 2014 that qualify as hedging instruments and were designated, based upon the exposure being hedged, as cash flow hedges.  The fair value of these cash flow hedges as of December 31, 2015 and 2014 was $434 and $2,226, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. To the extent they are effective, changes in the fair values of cash flow hedges are reported in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. The ineffective portion of the hedge, if any, is recognized in current earnings during the period of change in fair value. The gain or loss on the termination of an effective cash flow hedge is reported in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged item affects earnings.  The Company also assesses the credit risk that the counterparty will not perform according to the terms of the contract.
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
The Company receives reimbursements from tenants for real estate taxes, insurance, common area maintenance and other recoverable operating expenses as provided in the lease agreements.  Tenant reimbursements are recognized when earned in accordance with the tenant lease agreements.  Tenant reimbursements related to certain capital expenditures are billed to tenants over periods of 5 to 15 years and are recognized as revenue in accordance with the underlying lease terms.
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
As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State tax expense was $3,460, $4,079 and $3,570 during 2015, 2014 and 2013, respectively.
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
The Company recorded an income tax provision as follows for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Current tax benefit (provision)	$(3,093)	$(3,170)	$518
Deferred tax benefit (provision)	152	(1,329)	(1,823)
Income tax provision	$(2,941)	$(4,499)	$(1,305)

The Company had a net deferred tax liability of $672 at December 31, 2015 and a net deferred tax asset of $394 at December 31, 2014, respectively. The net deferred tax liability at December 31, 2015 is included in accounts payable and accrued liabilities. The net deferred tax asset at December 31, 2014 is included in intangible lease assets and other assets. These balances primarily consisted of operating expense accruals and differences between book and tax depreciation.  As of December 31, 2015, tax years that generally remain subject to examination by the Company’s major tax jurisdictions include 2012, 2013, 2014 and 2015.
The Company reports any income tax penalties attributable to its Properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its consolidated statement of operations.  In addition, any interest incurred on tax assessments is reported as interest expense.  The Company reported nominal interest and penalty amounts in 2015, 2014 and 2013.
 Concentration of Credit Risk
The Company’s tenants include national, regional and local retailers. Financial instruments that subject the Company to concentrations of credit risk consist primarily of tenant receivables. The Company generally does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of tenants.
The Company derives a substantial portion of its rental income from various national and regional retail companies; however, no single tenant collectively accounted for more than 3.4% of the Company’s total revenues in 2015, 2014 or 2013.
Earnings per Share and Earnings per Unit
See Note 7 for information regarding significant CBL equity offerings that affected per share and per unit amounts for each period presented.
Earnings per Share of the Company
Basic earnings per share ("EPS") is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potential dilutive common shares outstanding. The limited partners’ rights to convert their noncontrolling interests in the Operating Partnership into shares of common stock are not dilutive. There were no anti-dilutive shares for the year ended December 31, 2015. There were no potential dilutive common shares and there were no anti-dilutive shares for the years ended December 31, 2014 and 2013.
The following summarizes the impact of potential dilutive common shares on the denominator used to compute EPS for the year ended December 31, 2015:

Year Ended December 31, 2015
Denominator – basic	170,476
Effect of performance stock units (1)	23
Denominator – diluted	170,499

(1) Performance stock units are contingently issuable common shares and are included in earnings per share if the effect is dilutive. See Note 16 for a description of the long-term incentive program, which was adopted in 2015, that these units relate to.

Earnings per Unit of the Operating Partnership
Basic earnings per unit ("EPU") is computed by dividing net income attributable to common unitholders by the weighted-average number of common units outstanding for the period. Diluted EPU assumes the issuance of common units for all potential dilutive common units outstanding. There were no anti-dilutive units for the year ended December 31, 2015. There were no potential dilutive common units and there were no anti-dilutive units for the years ended December 31, 2014 and 2013.
The following summarizes the impact of potential dilutive common units on the denominator used to compute EPU for the year ended December 31, 2015:

Year Ended December 31, 2015
Denominator – basic	199,734
Effect of performance stock units (1)	23
Denominator – diluted	199,757

(1) Performance stock units are contingently issuable common shares and are included in earnings per unit if the effect is dilutive. See Note 16 for a description of the long-term incentive program, which was adopted in 2015, that these units relate to.

Comprehensive Income
Accumulated Other Comprehensive Income (Loss) of the Company
Comprehensive income (loss) of the Company includes all changes in redeemable noncontrolling interests and total equity during the period, except those resulting from investments by shareholders and partners, distributions to shareholders and partners and redemption valuation adjustments. Other comprehensive income (loss) (“OCI/L”) includes changes in unrealized gains (losses) on available-for-sale securities and interest rate hedge agreements.
The changes in the components of AOCI for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Redeemable Noncontrolling Interests		The Company		Noncontrolling Interests
	Unrealized Gains (Losses)
	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Total
Beginning balance, January 1, 2013	$373	$353	$(2,756)	$9,742	$(3,563)	$2,263	$6,412
OCI before reclassifications	14	(20)	3,839	(2,203)	259	(360)	1,529
Amounts reclassified from AOCI (1)	—	—	(2,297)	—	—	—	(2,297)
Net year-to-date period OCI/L	14	(20)	1,542	(2,203)	259	(360)	(768)
Ending balance, December 31, 2013	387	333	(1,214)	7,539	(3,304)	1,903	5,644
OCI before reclassifications	14	51	3,712	5,569	251	923	10,520
Amounts reclassified from AOCI (1)	—	—	(2,195)	—	—	—	(2,195)
Net year-to-date period OCI	14	51	1,517	5,569	251	923	8,325
Ending balance, December 31, 2014	401	384	303	13,108	(3,053)	2,826	13,969
OCI before reclassifications	32	10	3,828	160	251	72	4,353
Amounts reclassified from AOCI (1)	—	(394)	(2,196)	(13,268)	—	(2,898)	(18,756)
Net year-to-date period OCI/L	32	(384)	1,632	(13,108)	251	(2,826)	(14,403)
Ending balance, December 31, 2015	$433	$—	$1,935	$—	$(2,802)	$—	$(434)

(1)
Reclassified $2,196, $2,195 and $2,297 of interest on cash flow hedges to Interest Expense in the consolidated statement of operations for the years ended December 31, 2015, 2014 and 2013, respectively. Reclassified $16,560 realized gain on sale of available-for-sale securities to Gain on Investment in the consolidated statement of operations for the year ended December 31, 2015.

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
The changes in the components of AOCI for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Redeemable Common Units		Partners' Capital
	Unrealized Gains (Losses)
	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Total
Beginning balance, January 1, 2013	$373	$353	$(6,319)	$12,005	$6,412
OCI before reclassifications	14	(20)	4,098	(2,563)	1,529
Amounts reclassified from AOCI (1)	—	—	(2,297)	—	(2,297)
Net year-to-date period OCI	14	(20)	1,801	(2,563)	(768)
Ending balance, December 31, 2013	387	333	(4,518)	9,442	5,644
OCI before reclassifications	14	51	3,963	6,492	10,520
Amounts reclassified from AOCI (1)	—	—	(2,195)	—	(2,195)
Net year-to-date period OCI	14	51	1,768	6,492	8,325
Ending balance, December 31, 2014	401	384	(2,750)	15,934	13,969
OCI before reclassifications	33	10	4,078	232	4,353
Amounts reclassified from AOCI (1)	—	(394)	(2,196)	(16,166)	(18,756)
Net year-to-date period OCI	33	(384)	1,882	(15,934)	(14,403)
Ending balance, December 31, 2015	$434	$—	$(868)	$—	$(434)

(1)
Reclassified $2,196, $2,195 and $2,297 of interest on cash flow hedges to Interest Expense in the consolidated statement of operations for the years ended December 31, 2015, 2014 and 2013, respectively. Reclassified $16,560 realized gain on sale of available-for-sale securities to Gain on Investment in the consolidated statement of operations for the year ended December 31, 2015.

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

NOTE 3. ACQUISITIONS
The Company includes the results of operations of real estate assets acquired in the consolidated statements of operations from the date of the related acquisition. The pro forma effect of these acquisitions was not material. The Company did not acquire any properties during the year ended December 31, 2014. The following is a summary of the Company's acquisitions since January 1, 2013:

Purchase Date	Property	Property Type	Location	Ownership Percentage Acquired	Cash	Debt Assumed	Purchase Price
2015 Activity:
June	Mayfaire Town Center and Community Center (1)	Mall	Wilmington, NC	100%	$191,988	$—	$191,988

2013 Activity:
April	Kirkwood Mall (2)	Mall	Bismarck, ND	51%	$41,378	$20,587	$61,965

(1)
The Company acquired Mayfaire Town Center and Community Center on June 18, 2015 for $191,988 utilizing availability on its lines of credit. Since the acquisition date, $8,982 of revenue and $410 in income related to Mayfaire Town Center and Community Center is included in the consolidated financial statements for the year ended December 31, 2015. The Company subsequently sold Mayfaire Community Center in December 2015. See Note 4 for more information.

(2)
The Company acquired a 49.0% joint venture interest in Kirkwood Mall in December 2012. The cash paid was based on a total value of $121,500 including a $40,368 non-recourse loan. The Company executed an agreement to acquire the remaining 51.0% interest within 90 days subject to lender approval to assume the loan, which bears interest at a fixed rate of 5.75% and matures in April 2018. As the assumed loan was at an above-market interest rate compared to similar debt instruments at the date of acquisition, the Company recorded a debt premium of $2,970, computed using an estimated market interest rate of 4.25%. In accordance with its executed agreement, the Company acquired the remaining 51.0% interest in Kirkwood Mall in April 2013. The Company consolidated this joint venture as of December 31, 2013.

The following table summarizes the final allocation of the estimated fair values of the assets acquired and liabilities assumed as of the June 2015 acquisition date for Mayfaire Town Center and Community Center:

2015
Land	$39,598
Buildings and improvements	139,818
Tenant improvements	3,331
Above-market leases	393
In-place leases	22,673
Total assets	205,813
Below-market leases	(13,825)
Net assets acquired	$191,988

NOTE 4. DISPOSITIONS AND DISCONTINUED OPERATIONS
In the first quarter of 2014, the Company adopted ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changed the definition and criteria of property disposals classified as discontinued operations, on a prospective basis. As a result of applying this accounting guidance, the 2015 and 2014 dispositions listed below were not reclassified to discontinued operations as the 2013 dispositions were.
2015 Dispositions
The results of operations of the shopping center Properties described below, as well as any related impairment loss, are included in income from continuing operations for all periods presented, as applicable. Net proceeds from the 2015 dispositions were used to reduce the outstanding balances on the Company's credit facilities. The following is a summary of the Company's 2015 dispositions by sale:

				Sales Price		Gain
Sales Date	Property	Property Type	Location	Gross	Net
December	Mayfaire Community Center (1)	Community Center (2)	Wilmington, NC	$56,300	$55,955	$—
December	Chapel Hill Crossing (3)	Associated Center	Akron, OH	2,300	2,178	—
November	Waynesville Commons	Community Center	Waynesville, NC	14,500	14,289	5,071
July	Madison Plaza	Associated Center	Huntsville, AL	5,700	5,472	2,769
June	EastGate Crossing (4)	Associated Center	Cincinnati, OH	21,060	20,688	13,491
April	Madison Square (5)	Mall	Huntsville, AL	5,000	4,955	—
				$104,860	$103,537	$21,331

(1)	The Company recognized a loss on impairment of real estate of $397 in the fourth quarter of 2015 when it adjusted the book value of Mayfaire Community Center to its net sales price.

(2)	This Property was combined with Mayfaire Town Center in the Malls category for segment reporting purposes.

(3)	The Company recognized a loss on impairment of real estate of $1,914 in the fourth quarter of 2015 when it adjusted the book value of Chapel Hill Crossing to its net sales price.

(4)
In the fourth quarter of 2015, the Company earned $625 of the potential $1,740 of contingent consideration related to the sale of EastGate Crossing and received $574 of net proceeds for the lease of a tenant space. The Company has until September 2016 to lease one additional specified tenant space to earn the remaining consideration. Additionally, the buyer assumed the mortgage loan on the property, which had a balance of $14,570 at the time of the sale.

(5)	The Company recognized a loss on impairment of real estate of $2,620 in the second quarter of 2015 when it adjusted the book value of Madison Square to its net sales price.
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

(3)
The mortgage lender completed the foreclosure process and received title to the Mall in satisfaction of the non-recourse debt. A non-cash impairment loss of $20,453 was recorded in 2013 to write down the book value of the Mall to its then estimated fair value.

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
Total revenues of the Properties described above that are included in discontinued operations were $15,468 in 2013.  The total net investment in real estate assets at the time of sale for the Properties sold during 2013 was $219,833.  There were no outstanding loans on any of the Properties sold during 2013. Discontinued operations for the year ended December 31, 2013 also includes settlements of estimated expense based on actual amounts for Properties sold during previous years.

NOTE 5. UNCONSOLIDATED AFFILIATES AND COST METHOD INVESTMENTS
Unconsolidated Affiliates
At December 31, 2015, the Company had investments in the following 19 entities, which are accounted for using the equity method of accounting:

Joint Venture	Property Name	Company's Interest
Ambassador Infrastructure, LLC	Ambassador Town Center - Infrastructure Improvements	65.0%
Ambassador Town Center JV, LLC	Ambassador Town Center	65.0%
CBL/T-C, LLC	CoolSprings Galleria, Oak Park Mall and West County Center	50.0%
CBL-TRS Joint Venture, LLC	Friendly Center, The Shops at Friendly Center and a portfolio of four office buildings	50.0%
CBL-TRS Joint Venture II, LLC	Renaissance Center	50.0%
El Paso Outlet Outparcels, LLC	The Outlet Shoppes at El Paso (vacant land)	50.0%
Fremaux Town Center JV, LLC	Fremaux Town Center Phases I and II	65.0%
Governor’s Square IB	Governor’s Plaza	50.0%
Governor’s Square Company	Governor’s Square	47.5%
High Pointe Commons, LP	High Pointe Commons	50.0%
High Pointe Commons II-HAP, LP	High Pointe Commons - Christmas Tree Shop	50.0%
JG Gulf Coast Town Center LLC	Gulf Coast Town Center Phase I, II and III	50.0%
Kentucky Oaks Mall Company	Kentucky Oaks Mall	50.0%
Mall of South Carolina L.P.	Coastal Grand	50.0%
Mall of South Carolina Outparcel L.P.	Coastal Grand Crossing and vacant land	50.0%
Port Orange I, LLC	The Pavilion at Port Orange Phase I and one office building	50.0%
Triangle Town Member LLC	Triangle Town Center, Triangle Town Commons and Triangle Town Place	50.0%
West Melbourne I, LLC	Hammock Landing Phases I and II	50.0%
York Town Center, LP	York Town Center	50.0%

Although the Company had majority ownership of certain joint ventures during 2015, 2014 and 2013, it evaluated the investments and concluded that the other partners or owners in these joint ventures had substantive participating rights, such as approvals of:

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

Gulf Coast Town Center
In the third quarter of 2015, the lender of the non-recourse mortgage loan secured by Phases I and II of Gulf Coast Town Center in Ft. Myers, FL sent a formal notice of default and initiated foreclosure proceedings. Gulf Coast Town Center generates insufficient cash flow to cover the debt service on the mortgage, which had a balance of $190,800 (of which the Company's 50.0% share was $95,400) at December 31, 2015 and a contractual maturity date of July 2017. In the third quarter of 2015, the lender on the loan began receiving the net operating cash flows of the Property each month in lieu of scheduled monthly mortgage payments.

Renaissance Center
In December 2015, the Company and its 50/50 joint venture partner entered into a binding agreement to sell Renaissance Center, a community center located in Durham, NC, for a gross sales price of $129,200 of which $64,600 represents each partner's share. The sale is expected to close in the second quarter of 2016, subject to customary closing conditions, the assumption of the $16,000 loan secured by the Property's second phase and defeasance of the loan secured by the first phase, which had a balance of $31,678 as of December 31, 2015.
Triangle Town Center and Triangle Town Commons
Subsequent to December 31, 2015, the Company's 50.0% interest was sold to a newly formed joint venture. See Note 19 for more information.
Condensed combined financial statement information of these unconsolidated affiliates is as follows:

	December 31,
	2015	2014
ASSETS:
Investment in real estate assets	$2,357,902	$2,266,252
Accumulated depreciation	(677,448)	(619,558)
	1,680,454	1,646,694
Developments in progress	59,592	75,877
Net investment in real estate assets	1,740,046	1,722,571
Other assets (1)	168,540	166,391
Total assets	$1,908,586	$1,888,962

LIABILITIES:
Mortgage and other indebtedness (1)	$1,546,272	$1,508,663
Other liabilities	51,357	42,517
Total liabilities	1,597,629	1,551,180

OWNERS' EQUITY:
The Company	184,868	198,261
Other investors	126,089	139,521
Total owners' equity	310,957	337,782
Total liabilities and owners’ equity	$1,908,586	$1,888,962

(1) In accordance with the adoption in the fourth quarter of 2015 of ASU 2015-03 and ASU 2015-15, unamortized deferred financing costs were reclassified from other assets to mortgage and other indebtedness. These reclassifications consisted of $2,884 and $4,163 as of December 31, 2015 and 2014, respectively.

	Year Ended December 31,
	2015	2014	2013
Total revenues	$253,399	$250,248	$243,215
Depreciation and amortization	(79,870)	(79,059)	(76,323)
Other operating expenses	(75,875)	(73,218)	(72,166)
Income from operations	97,654	97,971	94,726
Interest and other income	1,337	1,358	1,359
Interest expense	(75,485)	(74,754)	(76,934)
Gain on sales of real estate assets	2,551	1,697	102
Net income	$26,057	$26,272	$19,253

2015 Financings
The following table presents the loan activity of the Company's unconsolidated affiliates in 2015:

Date	Property	Stated Interest Rate	Maturity Date (1)		Amount Financed or Extended
December	Hammock Landing - Phase I (2)	LIBOR + 2.00%	February 2016	(3)	$39,475
December	Hammock Landing - Phase II (2)	LIBOR + 2.00%	February 2016	(3)	16,757
December	The Pavilion at Port Orange (2)	LIBOR + 2.00%	February 2016	(3)	58,820
October	Oak Park Mall (4)	3.97%	October 2025		276,000
July	Gulf Coast Town Center - Phase III (5)	LIBOR + 2.00%	July 2017		5,352

(1)	Excludes any extension options.

(2)	The loan was amended and modified to extend its initial maturity date and interest rate.

(3)	Subsequent to December 31, 2015, the loan was extended to February 2018 with a one-year extension option. See Note 19 for more information.

(4)
CBL/T-C, a 50% owned subsidiary of the Company, closed on a non-recourse loan, secured by Oak Park Mall in Overland Park, KS. Net proceeds were used to retire the outstanding borrowings of $275,700 under the previous loan which bore interest at 5.85% and had a December 2015 maturity date.

(5)	The loan was amended and modified to extend its maturity date. As part of the refinancing agreement, the loan is no longer guaranteed by the Operating Partnership. See Note 14 for more information.

See Note 19 for information related to an unconsolidated affiliate's mortgage loan, which was modified and restructured subsequent to December 31, 2015.
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

(5)
The $10,757 construction loan was amended and restated to increase the loan by $6,000 to finance the construction of Academy Sports. The interest rate was reduced to LIBOR + 2.00% in the fourth quarter of 2015 as Academy Sports is open and paying contractual rent. See Note 14 for information on the Operating Partnership's guaranty of this loan. The loan was subsequently amended and modified in 2015. See above.

(6)	The construction loan had two one-year extension options, which were at the joint venture's election, for an outside maturity date of November 2017.

(7)
Fremaux amended and modified its Phase I construction loan to change the maturity date and interest rate. Additionally, the Operating Partnership's guarantee of the loan was reduced from 100% to 50% of the outstanding principal loan amount. In the second quarter of 2015, the guaranty was reduced from 50% to 15%. See Note 14 for further information.

(8)	The construction loan has two one-year extension options, which are at the joint venture's election, for an outside maturity date of August 2018.

(9)
The Operating Partnership's guaranty of the construction loan was reduced in the fourth quarter of 2014 from 100% to 50% upon the land closing with Dillard's. See Note 14 for further information on future guaranty reductions.

(10)
Two subsidiaries of Mall of South Carolina L.P. and Mall of South Carolina Outparcel L.P., closed on a non-recourse loan, secured by Coastal Grand in Myrtle Beach, SC. Net proceeds were used to retire the outstanding borrowings under the previous loan, which had a balance of $75,238 as well as to pay off $18,000 of subordinated notes to the Company and its joint venture partner, each of which held $9,000. Excess proceeds were distributed 50/50 to the Company and its partner and the Company's share of excess proceeds was used to reduce outstanding balances on its lines of credit.

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

All of the debt on the Properties owned by the unconsolidated affiliates listed above is non-recourse, except for Ambassador, Ambassador Infrastructure, Fremaux Phase I and II, Hammock Landing and Port Orange. See Note 14 for a description of guarantees the Operating Partnership has issued related to certain unconsolidated affiliates.
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
The Company accounts for its noncontrolling interest in Jinsheng using the cost method because the Company does not exercise significant influence over Jinsheng and there is no readily determinable market value of Jinsheng’s shares since they are not publicly traded. The noncontrolling interest is reflected as investment in unconsolidated affiliates in the accompanying consolidated balance sheets as of December 31, 2015 and 2014.

NOTE 6. MORTGAGE AND OTHER INDEBTEDNESS
Debt of the Company
CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that it has a direct or indirect ownership interest in, is the borrower on all of the Company's debt.
CBL is a limited guarantor of the Notes, issued by the Operating Partnership in November 2013 and October 2014, respectively, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. The Company also provides a similar limited guarantee of the Operating Partnership's obligations with respect to its unsecured credit facilities and three unsecured term loans as of December 31, 2015.
CBL also had guaranteed 100% of the debt secured by The Promenade in D'Iberville, MS. The loan was paid off in the fourth quarter of 2014. See below for further information on this retirement of debt.
Debt of the Operating Partnership
Mortgage and other indebtedness consisted of the following:

	December 31, 2015		December 31, 2014
	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating Properties (2)	$2,736,538	5.68%	$3,252,730	5.62%
Senior unsecured notes due 2023 (3)	446,151	5.25%	445,770	5.25%
Senior unsecured notes due 2024 (4)	299,933	4.60%	299,925	4.60%
Other	2,686	3.50%	5,639	3.50%
Total fixed-rate debt	3,485,308	5.53%	4,004,064	5.50%
Variable-rate debt:
Non-recourse term loans on operating Properties	16,840	2.49%	17,121	2.29%
Recourse term loans on operating Properties	25,635	2.97%	7,638	2.91%
Construction loans	—	—%	454	2.66%
Unsecured lines of credit (5)	398,904	1.54%	221,183	1.56%
Unsecured term loans (6)	800,000	1.82%	450,000	1.71%
Total variable-rate debt	1,241,379	1.76%	696,396	1.69%
Total fixed-rate and variable-rate debt	4,726,687	4.54%	4,700,460	4.93%
Unamortized deferred financing costs (7)	(16,059)		(17,127)
Total mortgage and other indebtedness	$4,710,628		$4,683,333

(1)	Weighted-average interest rate includes the effect of debt premiums and discounts, but excludes amortization of deferred financing costs.

(2)
The Operating Partnership had four interest rate swaps on notional amounts totaling $101,151 as of December 31, 2015 and $105,584 as of December 31, 2014 related to four variable-rate loans on operating Properties to effectively fix the interest rates on the respective loans.  Therefore, these amounts are reflected in fixed-rate debt at December 31, 2015 and 2014.

(3)	The balance is net of an unamortized discount of $3,849 and $4,230, as of December 31, 2015 and 2014, respectively.

(4)	The balance is net of an unamortized discount of $67 and $75, as of December 31, 2015 and 2014, respectively.

(5)	The Company extended and modified its three unsecured credit facilities in October 2015. See below for additional information.

(6)	The Company closed on a new $350,000 unsecured term loan in October 2015. See below for further information.

(7)
See Note 2 for information related to the adoption of new accounting pronouncements in the fourth quarter of 2015 that have been retrospectively applied, resulting in reclassification of certain debt issuance costs from total assets to total mortgage and other indebtedness in the above tables and consisted of $16,059 and $17,127 and for the years ending December 31, 2015 and 2014, respectively.

Non-recourse and recourse term loans include loans that are secured by Properties owned by the Company that have a net carrying value of $3,055,376 at December 31, 2015.
Senior Unsecured Notes
In the fourth quarter of 2014, the Operating Partnership issued $300,000 of the 2024 Notes, which bear interest at 4.60% payable semiannually beginning April 15, 2015 and mature on October 15, 2024. In the fourth quarter of 2013, the Operating Partnership issued $450,000 of the 2023 Notes, which bear interest at 5.25% payable semiannually beginning June 1, 2014 and mature on December 1, 2023. The respective interest rate on each of the Notes will be subject to an increase ranging from 0.25%

to 1.00% from time to time if, on or after January 1, 2016 and prior to January 1, 2020, the ratio of secured debt to total assets of the Company, as defined, is greater than 40% but less than 45%.
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
After deducting underwriting and other offering expenses of $2,245 and a discount of $75, the net proceeds from the sale of the 2024 Notes were $297,680. After deducting underwriting and other offering expenses of $4,152 and a discount of $4,626, the net proceeds from the sale of the 2023 Notes were $441,222. The Operating Partnership used the net proceeds from the issuance of the Notes to reduce the outstanding balances on its credit facilities.
Financing Obligation
In the first quarter of 2014, the Company exercised its right to acquire the 12% noncontrolling interest in Pearland Town Center, which was accounted for as a financing obligation upon its sale in October 2011, from its joint venture partner. The $17,948 purchase price represents the partner's unreturned capital plus accrued and unpaid preferred return at a rate of 8%. See Note 5 for additional information.
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
Each facility bears interest at LIBOR plus a spread of 87.5 to 155 basis points based on the Company's credit ratings. The former credit facilities bore interest at LIBOR plus a spread of 100 to 175 basis points based on the Company's credit ratings. Additionally, the annual facility fee for the aggregate $1,100,000 facility was reduced to a range of 0.125% to 0.300%, based on the Company's credit ratings. The annual facility fee on the former credit facilities ranged from 0.15% to 0.35% of the total capacity of each facility.
As of December 31, 2015, the Company's interest rate, based on its credit ratings of Baa3 from Moody's and BBB- from S&P and Fitch, is LIBOR plus 120 basis points. As of December 31, 2015, the annual facility fee was 0.25%. The three unsecured lines of credit had a weighted-average interest rate of 1.54% at December 31, 2015.
The following summarizes certain information about the Company's unsecured lines of credit as of December 31, 2015:

	Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date
Facility A	$500,000	$—	(1)	October 2019	October 2020	(2)
First Tennessee	100,000	6,700	(3)	October 2019	October 2020	(4)
Facility B	500,000	392,204	(5)	October 2020
	$1,100,000	$398,904

(1)	There was $350 outstanding on this facility as of December 31, 2015 for letters of credit. Up to $30,000 of the capacity on this facility can be used for letters of credit.

(2)
The extension option on the facility is at the Company's election, subject to continued compliance with the terms of the facility, and has a one-time extension fee of 0.15% of the commitment amount of the credit facility.

(3)	There was an additional $113 outstanding on this facility as of December 31, 2015 for letters of credit. Up to $20,000 of the capacity on this facility can be used for letters of credit.

(4)
The extension option on the facility is at the Company's election, subject to continued compliance with the terms of the facility, and has a one-time extension fee of 0.20% of the commitment amount of the credit facility.

(5)	There was an additional $5,464 outstanding on this facility as of December 31, 2015 for letters of credit. Up to $30,000 of the capacity on this facility can be used for letters of credit.
Unsecured Term Loans
In October 2015, the Company closed on a $350,000 unsecured term loan. Net proceeds from the term loan were used to reduce outstanding balances on the Company's credit facilities. The term loan bears interest at LIBOR plus a spread of 90 to 175 basis points based on the Company's credit ratings. Based on the Company's current credit ratings, the term loan bears interest at LIBOR plus 135 basis points. The loan matures in October 2017 and has two one-year extension options for an outside maturity date of October 2019. At December 31, 2015, the outstanding borrowings of $350,000 had an interest rate of 1.69%.
The Company has a $400,000 unsecured term loan, that bears interest at a variable-rate of LIBOR plus 150 basis points, based on the Company's current credit ratings, and has a maturity date of July 2018. At December 31, 2015, the outstanding borrowings of $400,000 had an interest rate of 1.92%.
The Company also has a $50,000 unsecured term loan that matures in February 2018. In the first quarter of 2015, the Company modified the terms of the term loan to reduce the variable interest rate from LIBOR plus 190 basis points to LIBOR plus 155 basis points. At December 31, 2015, the outstanding borrowings of $50,000 had a weighted-average interest rate of 1.79%.
Other
In the second quarter of 2014, a consolidated, joint venture subsidiary of the Management Company closed on a $7,000 term loan that bears interest at a fixed rate of 3.50% and matures in May 2017. At December 31, 2015, the loan had an outstanding balance of $2,686.
In the second quarter of 2014, the subsidiary of the Management Company also obtained a $3,500 revolving line of credit that bears interest at a variable rate of LIBOR plus 249 basis points and matures in June 2017. At December 31, 2015, the revolver had no amount outstanding.
Fixed-Rate Debt
As of December 31, 2015, fixed-rate loans on operating Properties bear interest at stated rates ranging from 4.05% to 8.50%. Outstanding borrowings under fixed-rate loans include net unamortized debt premiums of $4,583 that were recorded when the Company assumed debt to acquire real estate assets that was at a net above-market interest rate compared to similar debt instruments at the date of acquisition. Fixed-rate loans on operating Properties generally provide for monthly payments of principal and/or interest and mature at various dates through October 2025, with a weighted-average maturity of 3.9 years.
Financings
The following table presents the fixed-rate loans, secured by the related consolidated Properties, that were entered into in 2015 and 2014:

Date	Property	Stated Interest Rate	Maturity Date	Amount Financed
2015:
September	The Outlet Shoppes at Gettysburg (1)	4.80%	October 2025	$38,450

2014:
November	The Outlet Shoppes of the Bluegrass (2)	4.045%	December 2024	$77,500

(1)	Proceeds from the non-recourse loan were used to retire a $38,112 fixed-rate loan that was due to mature in February 2016.

(2)
A portion of the net proceeds from the non-recourse loan was used to retire a $47,931 recourse construction loan. This Property is owned in a consolidated joint venture and the Company's share of the remaining excess proceeds was used to reduce outstanding balances on the Company's credit facilities.

Loan Repayments
The Company repaid the following fixed-rate loans, secured by the related consolidated Properties, in 2015 and 2014:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
2015:
September	The Outlet Shoppes at Gettysburg (2)	5.87%	February 2016	$38,112
September	Eastland Mall	5.85%	December 2015	59,400
July	Brookfield Square	5.08%	November 2015	86,621
July	CherryVale Mall	5.00%	October 2015	77,198
July	East Towne Mall	5.00%	November 2015	65,856
July	West Towne Mall	5.00%	November 2015	93,021
May	Imperial Valley Mall	4.99%	September 2015	49,486

2014:
December	Janesville Mall (3)	8.38%	April 2016	$2,473
October	Mall del Norte	5.04%	December 2014	113,400
January	St. Clair Square (4)	3.25%	December 2016	122,375

(1)	The Company retired the loans with borrowings from its credit facilities unless otherwise noted.

(2)	The joint venture retired the loan with proceeds from a $38,450 fixed-rate non-recourse loan.

(3)	The Company recorded a $257 loss on extinguishment of debt due to a prepayment fee on the early retirement.

(4)	The Company recorded a $1,249 loss on extinguishment of debt due to a prepayment fee on the early retirement.
The following is a summary of the Company's 2014 dispositions for which the consolidated Property securing the related fixed-rate debt was transferred to the lender:

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
Variable-Rate Debt
Term loans for the Company’s operating Properties bear interest at variable interest rates indexed to the LIBOR rate. At December 31, 2015, interest rates on such variable-rate loans varied from 2.22% to 3.15%. These loans mature at various dates from June 2016 to July 2020, with a weighted-average maturity of 3.2 years, and have extension options of up to two years.
Financing
The following table presents the variable-rate loan, secured by the related consolidated Property, that was entered into in 2014:

Date	Property	Stated Interest Rate	Maturity Date		Amount Financed
April	The Outlet Shoppes at Oklahoma City - Phase II (1)	LIBOR + 2.75%	April 2019	(2)	$6,000

(1)	Proceeds from the operating Property loan for Phase II were distributed to the partners in accordance with the terms of the partnership agreement.

(2)	The loan has two one-year extension options, which are at the consolidated joint venture's election, for an outside maturity date of April 2021.

Loan Repayment
The Company repaid the following variable-rate loan, secured by the related consolidated Property, in 2014:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
December	The Promenade	1.87%	December 2014	$47,670

(1)	The Company retired the loan with borrowings from its credit facilities.
Construction Loans
Financings
The following table presents the construction loans, secured by the related consolidated Properties, that were entered into in 2015 and 2014:

Date	Property	Stated Interest Rate	Maturity Date		Amount Financed
2015:
July	The Outlet Shoppes of the Bluegrass - Phase II (1)	LIBOR + 2.50%	July 2020		$11,320
May	The Outlet Shoppes at Atlanta - Phase II (2)	LIBOR + 2.50%	December 2019		6,200

2014:
December	The Outlet Shoppes at Atlanta - Parcel Development (3)	LIBOR + 2.50%	December 2019		$2,435
April	The Outlet Shoppes at Oklahoma City - Phase III (4)	LIBOR + 2.75%	April 2019	(5)	5,400
April	The Outlet Shoppes at El Paso - Phase II (4)	LIBOR + 2.75%	April 2018		7,000

(1)
The Operating Partnership has guaranteed 100% of the loan of this 65/35 joint venture, which had an outstanding balance of $10,076 at December 31, 2015. The guaranty will terminate once construction is complete and certain debt and operational metrics are met on this expansion. The interest rate will be reduced to a spread of LIBOR plus 2.35% once certain debt service and operational metrics are met.

(2)
The Operating Partnership has guaranteed 100% of the loan of this 75/25 joint venture, which had an outstanding balance of $4,034 at December 31, 2015. The guaranty will terminate once construction is complete and certain debt and operational metrics are met on this expansion as well as the parcel development project at The Outlet Shoppes at Atlanta as both loans are cross-collateralized. The interest rate will be reduced to a spread of LIBOR plus 2.35% once certain debt service and operational metrics are met.

(3)	The Operating Partnership has guaranteed 100% of the loan. The guaranty will terminate once construction is complete and certain debt and operational metrics are met.

(4)	The Operating Partnership has guaranteed 100% of the construction loan for the expansion of the outlet center until certain financial and operational metrics are met.

(5)	The construction loan has two one-year extension options, which are at the consolidated joint venture's election, for an outside maturity date of April 2021.

Loan Repayment
The Company repaid the following construction loan, secured by the related consolidated Property, in 2014:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid
November	The Outlet Shoppes of the Bluegrass (1)	2.15%	August 2016	$47,931

(1)
The joint venture retired the recourse construction loan with a portion of the proceeds from a $77,500 fixed-rate non-recourse mortgage loan. The Company's share of excess net proceeds was used to reduce the outstanding balances on its lines of credit.

Covenants and Restrictions
The agreements for the unsecured lines of credit, the Notes and unsecured term loans contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum unencumbered asset and interest ratios, maximum secured indebtedness ratios, maximum total indebtedness ratios and limitations on cash flow distributions.  The Company believes that it was in compliance with all covenants and restrictions at December 31, 2015.
Unsecured Lines of Credit and Unsecured Term Loans
The following presents the Company's compliance with key covenant ratios, as defined, of the credit facilities and term loans as of December 31, 2015:

Ratio	Required	Actual
Debt to total asset value	< 60%	50%
Unencumbered asset value to unsecured indebtedness	> 1.60x	2.3x
Unencumbered NOI to unsecured interest expense	> 1.75x	5.2x
EBITDA to fixed charges (debt service)	> 1.50x	2.3x

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
Senior Unsecured Notes
The following presents the Company's compliance with key covenant ratios, as defined, of the Notes as of December 31, 2015:

Ratio	Required	Actual
Total debt to total assets	< 60%	54%
Secured debt to total assets	<45% (1)	31%
Total unencumbered assets to unsecured debt	>150%	220%
Consolidated income available for debt service to annual debt service charge	> 1.50x	3.3x

(1)	On January 1, 2020 and thereafter, secured debt to total assets must be less than 40%.
The agreements for the Notes described above contain default provisions customary for transactions of this nature (with applicable customary grace periods). Additionally, any default in the payment of any recourse indebtedness greater than or equal to $50,000 of the Operating Partnership will constitute an event of default under the Notes.
Other
Several of the Company’s malls/open-air centers, associated centers and community centers, in addition to the corporate office buildings, are owned by special purpose entities, created as a requirement under certain loan agreements, that are included in the Company’s consolidated financial statements. The sole business purpose of the special purpose entities is to own and operate these Properties. The real estate and other assets owned by these special purpose entities are restricted under the loan agreements in that they are not available to settle other debts of the Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these Properties, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.

Scheduled Principal Payments
As of December 31, 2015, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, including construction loans and lines of credit, are as follows:

2016	$596,244
2017	827,523
2018	681,200
2019	127,601
2020	600,961
Thereafter	1,892,491
4,726,020
Net unamortized premiums	667
$4,726,687
Of the $596,244 of scheduled principal payments in 2016, $511,763 relates to the maturing principal balances of ten operating Property loans, $56,912 represents scheduled principal amortization and $27,569 is related to the principal balance of an operating Property loan secured by Hickory Point Mall with a maturity date of December 2015. The Company is in active negotiation with the lender to restructure the terms of the Hickory Point loan, including the maturity date. An operating Property loan with a principal balance of $11,087 as of December 31, 2015 has two one-year extensions, which are at the Company's option, leaving approximately $500,676 of loan maturities in 2016 that must be retired or refinanced. This balance includes a $140,000 loan secured by Chesterfield Mall, which we intend to work with the lender to exit this investment when the loan matures later in 2016.
The Company is in the process of restructuring and refinancing certain loans. The Company's credit facilities may be used to retire loans maturing in 2016 as well as to provide additional flexibility for liquidity purposes.
Interest Rate Hedging Instruments
The Company records its derivative instruments in its consolidated balance sheets at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the derivative has been designated as a hedge and, if so, whether the hedge has met the criteria necessary to apply hedge accounting.
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in AOCI/L and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  Such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
As of December 31, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	4	$101,151

The following tables provide further information relating to the Company’s interest rate derivatives that were designated as cash flow hedges of interest rate risk as of December 31, 2015 and 2014:

Instrument Type	Location in Consolidated Balance Sheet	Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 12/31/15	Fair Value at 12/31/14	Maturity Date
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 48,891 (amortizing to $48,337)	1-month LIBOR	2.149%	$(208)	$(1,064)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 30,620 (amortizing to $30,276)	1-month LIBOR	2.187%	(133)	(681)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 11,443 (amortizing to $11,313)	1-month LIBOR	2.142%	(48)	(248)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 10,197 (amortizing to $10,083)	1-month LIBOR	2.236%	(45)	(233)	April 2016
					$(434)	$(2,226)

Hedging Instrument	Gain Recognized in OCI/L (Effective Portion)			Location of Losses Reclassified from AOCI/L into Earnings (Effective Portion)	Loss Recognized in Earnings (Effective Portion)			Location of Gain (Loss) Recognized in Earnings (Ineffective Portion)	Gain Recognized in Earnings (Ineffective Portion)
	2015	2014	2013		2015	2014	2013		2015	2014	2013
Interest rate contracts	$1,915	$1,782	$1,815	Interest Expense	$(2,196)	$(2,195)	$(2,297)	Interest Expense	$—	$—	$—

As of December 31, 2015, the Company expects to reclassify approximately $434 of losses currently reported in AOCI to interest expense within the next twelve months due to the amortization of its outstanding interest rate contracts.  Fluctuations in fair values of these derivatives between December 31, 2015 and the respective dates of termination will vary the projected reclassification amount.
See Notes 2 and 15 for additional information regarding the Company’s interest rate hedging instruments.
NOTE 7. SHAREHOLDERS’ EQUITY AND PARTNERS' CAPITAL
Common Stock and Common Units
The Company's authorized common stock consists of 350,000,000 shares at $0.01 par value per share. The Company had 170,490,948 and 170,260,273 shares of common stock issued and outstanding as of December 31, 2015 and 2014, respectively.
Partners in the Operating Partnership hold their ownership through common and special common units of limited partnership interest, hereinafter referred to as "common units." A common unit and a share of CBL's common stock have essentially the same economic characteristics, as they effectively participate equally in the net income and distributions of the Operating Partnership. For each share of common stock issued by CBL, the Operating Partnership has issued a corresponding number of common units to CBL in exchange for the proceeds from the stock issuance. The Operating Partnership had 199,748,131 and 199,532,908 common units outstanding as of December 31, 2015 and 2014, respectively.
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
The Company did not sell any shares under the ATM program during 2015 or 2014. The following table summarizes issuances of common stock sold through the ATM program since inception:

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
Common Stock Repurchase Program
In the third quarter of 2015, CBL's Board of Directors authorized a common stock repurchase program. Under the program, the Company may purchase up to $200,000 of CBL's common stock from time to time, in the open market, in privately negotiated transactions or otherwise, depending on market prices and other conditions, through August 31, 2016. The Company expects to utilize a portion of excess proceeds from asset dispositions to fund repurchases. The Company is not obligated to repurchase any shares of stock under the program and it may terminate the program at any time. As of December 31, 2015, no shares were repurchased under the program.
Common Unit Activity
During 2015, no holders of common units exercised their conversion rights.
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
The Company had 6,900,000 depositary shares, each representing 1/10th of a share of CBL's 6.625% Series E Preferred Stock with a par value of $0.01 per share, outstanding as of December 31, 2015 and 2014. The Series E Preferred Stock has a liquidation preference of $250.00 per share ($25.00 per depositary share). The dividends on the Series E Preferred Stock are cumulative, accrue from the date of issuance and are payable quarterly in arrears at a rate of $16.5625 per share ($1.65625 per depositary share) per annum. The Company may not redeem the Series E Preferred Stock before October 12, 2017, except in limited circumstances to preserve CBL's REIT status or in connection with a change of control. On or after October 12, 2017, the Company may, at its option, redeem the Series E Preferred Stock in whole at any time or in part from time to time by paying $25.00 per depositary share, plus any accrued and unpaid dividends up to, but not including, the date of redemption. The Series

E Preferred Stock generally has no stated maturity and will not be subject to any sinking fund or mandatory redemption. The Series E Preferred Stock is not convertible into any of the Company's securities, except under certain circumstances in connection with a change of control. Owners of the depositary shares representing Series E Preferred Stock generally have no voting rights except under dividend default.
The Company had 18,150,000 depositary shares, each representing 1/10th of a share of CBL's 7.375% Series D Preferred Stock with a par value of $0.01 per share, outstanding as of December 31, 2015 and 2014. The Series D Preferred Stock has a liquidation preference of $250.00 per share ($25.00 per depositary share). The dividends on the Series D Preferred Stock are cumulative, accrue from the date of issuance and are payable quarterly in arrears at a rate of $18.4375 per share ($1.84375 per depositary share) per annum. The Series D Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and is not convertible into any other securities of the Company. The Company may redeem shares, in whole or in part, at any time for a cash redemption price of $250.00 per share ($25.00 per depositary share) plus accrued and unpaid dividends.
Dividends - CBL
CBL paid first, second and third quarter 2015 cash dividends on its common stock of $0.265 per share on April 15th, July 16th and October 15th 2015, respectively.  On November 13, 2015, CBL's Board of Directors declared a fourth quarter cash dividend of $0.265 per share that was paid on January 15, 2016, to shareholders of record as of December 30, 2015. The dividend declared in the fourth quarter of 2015, totaling $45,179, is included in accounts payable and accrued liabilities at December 31, 2015.  The total dividend included in accounts payable and accrued liabilities at December 31, 2014 was $45,119.
The allocations of dividends declared and paid for income tax purposes are as follows:

	Year Ended December 31,
	2015	2014	2013
Dividends declared:
Common stock	$1.06	$1.00	$0.98
Series D preferred stock	$18.44	$18.44	$18.44
Series E preferred stock	$16.56	$16.56	$16.56

Allocations:
Common stock
Ordinary income	100.00%	100.00%	100.00%
Capital gains 25% rate	—%	—%	—%
Return of capital	—%	—%	—%
Total	100.00%	100.00%	100.00%

Preferred stock (1)
Ordinary income	100.00%	100.00%	100.00%
Capital gains 25% rate	—%	—%	—%
Total	100.00%	100.00%	100.00%

(1)	The allocations for income tax purposes are the same for each series of preferred stock for each period presented.
Distributions - The Operating Partnership
The Operating Partnership paid first, second and third quarter 2015 cash distributions on its redeemable common units and common units of $0.7322 and $0.2692 per share, respectively, on April 15th, July 16th and October 15th 2015, respectively.  On November 13, 2015, the Operating Partnership declared a fourth quarter cash distribution on its redeemable common units and common units of $0.7322 and $0.2692 per share, respectively, that was paid on January 15, 2016. The distribution declared in the fourth quarter of 2015, totaling $9,310, is included in accounts payable and accrued liabilities at December 31, 2015.  The total dividend included in accounts payable and accrued liabilities at December 31, 2014 was $9,314.

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
Series S Special Common Units
Redeemable noncontrolling interest includes a noncontrolling partnership interest in the Operating Partnership for which the partnership agreement includes redemption provisions that may require the Operating Partnership to redeem the partnership interest for real property.  In July 2004, the Operating Partnership issued 1,560,940 Series S special common units (“S-SCUs”), all of which are outstanding as of December 31, 2015, in connection with the acquisition of Monroeville Mall. Under the terms of the Operating Partnership’s limited partnership agreement, the holder of the S-SCUs has the right to exchange all or a portion of its partnership interest for shares of the Company’s common stock or, at the Company’s election, their cash equivalent. The holder has the additional right to, at any time after the seventh anniversary of the issuance of the S-SCUs, require the Operating Partnership to acquire a qualifying property and distribute it to the holder in exchange for the S-SCUs. Generally, the acquisition price of the qualifying property cannot be more than the lesser of the consideration that would be received in a normal exchange, as discussed above, or $20,000, subject to certain limited exceptions.  Should the consideration that would be received in a normal exchange exceed the maximum property acquisition price as described in the preceding sentence, the excess portion of its partnership interest could be exchanged for shares of the Company’s stock or, at the Company’s election, their cash equivalent.  The S-SCUs received a minimum distribution of $2.53825 per unit per year for the first five years, and receive a minimum distribution of $2.92875 per unit per year thereafter.
Series L Special Common Units
In June 2005, the Operating Partnership issued 571,700 L-SCUs, all of which are outstanding as of December 31, 2015, in connection with the acquisition of Laurel Park Place. The L-SCUs receive a minimum distribution of $0.7572 per unit per quarter ($3.0288 per unit per year). Upon the earlier to occur of June 1, 2020, or when the distribution on the common units exceeds $0.7572 per unit for four consecutive calendar quarters, the L-SCUs will thereafter receive a distribution equal to the amount paid on the common units. In December 2012, the Operating Partnership issued 622,278 common units valued at $14,000 to acquire the remaining 30% noncontrolling interest in Laurel Park Place.
Series K Special Common Units
In November 2005, the Operating Partnership issued 1,144,924 K-SCUs, all of which are outstanding as of December 31, 2015, in connection with the acquisition of Oak Park Mall, Eastland Mall and Hickory Point Mall. The K-SCUs received a dividend at a rate of 6.0%, or $2.85 per K-SCU, for the first year following the close of the transaction and receive a dividend at a rate of 6.25%, or $2.96875 per K-SCU, thereafter. When the quarterly distribution on the Operating Partnership’s common units exceeds the quarterly K-SCU distribution for four consecutive quarters, the K-SCUs will receive distributions at the rate equal to that paid on the Operating Partnership’s common units. At any time following the first anniversary of the closing date, the holders of the K-SCUs may exchange them, on a one-for-one basis, for shares of the Company’s common stock or, at the Company’s election, their cash equivalent.
Outstanding rights to convert redeemable noncontrolling interests and noncontrolling interests in the Operating Partnership to common stock were held by the following parties at December 31, 2015 and 2014:

	December 31,
	2015	2014
CBL’s Predecessor	18,172,690	18,172,690
Third parties	11,084,493	11,099,945
	29,257,183	29,272,635
The assets and liabilities allocated to the Operating Partnership’s redeemable noncontrolling interest and noncontrolling interests are based on their ownership percentages of the Operating Partnership at December 31, 2015 and 2014.  The ownership percentages are determined by dividing the number of common units held by each of the redeemable noncontrolling interest and the noncontrolling interests at December 31, 2015 and 2014 by the total common units outstanding at December 31, 2015 and 2014, respectively.  The redeemable noncontrolling interest ownership percentage in assets and liabilities of the Operating Partnership was 0.8% at December 31, 2015 and 2014.  The noncontrolling interest ownership percentage in assets and liabilities of the Operating Partnership was 14.3% and 13.9% at December 31, 2015 and 2014, respectively.

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
A change in the number of shares of common stock or common units changes the percentage ownership of all partners of the Operating Partnership.  A common unit is considered to be equivalent to a share of common stock since it generally is exchangeable for shares of the Company’s common stock or, at the Company’s election, their cash equivalent. As a result, an allocation is made between redeemable noncontrolling interests, shareholders’ equity and noncontrolling interests in the Operating Partnership in the Company's accompanying balance sheets to reflect the change in ownership of the Operating Partnership’s underlying equity when there is a change in the number of shares and/or common units outstanding.  During 2015, 2014 and 2013, the Company allocated $2,981, $2,937 and $4,589, respectively, from shareholders’ equity to redeemable noncontrolling interest. During 2015 and 2014, the Company allocated $207 and $322, respectively, from noncontrolling interest to shareholders' equity. During 2013, the Company allocated $29,212 from shareholders' equity to noncontrolling interest.
The total redeemable noncontrolling interest in the Operating Partnership was $19,744 and $31,104 at December 31, 2015 and 2014, respectively.  The total noncontrolling interest in the Operating Partnership was $109,753 and $134,468 at December 31, 2015 and 2014, respectively.
Redeemable Noncontrolling Interests and Noncontrolling Interests in Other Consolidated Subsidiaries
Redeemable noncontrolling interests includes the aggregate noncontrolling ownership interest in four of the Company’s other consolidated subsidiaries that is held by third parties and for which the related partnership agreements contain redemption provisions at the holder’s election that allow for redemption through cash and/or properties.  The total redeemable noncontrolling interests in other consolidated subsidiaries were $5,586 and $6,455 at December 31, 2015 and 2014, respectively. The redeemable noncontrolling interests in other consolidated subsidiaries includes the third party interest in the Company’s subsidiary that provides security and maintenance services.
     The Company had 23 and 21 other consolidated subsidiaries at December 31, 2015 and 2014, respectively, that had noncontrolling interests held by third parties and for which the related partnership agreements either do not include redemption provisions or are subject to redemption provisions that do not require classification outside of permanent equity. The total noncontrolling interests in other consolidated subsidiaries were $4,876 and $8,908 at December 31, 2015 and 2014, respectively.
The assets and liabilities allocated to the redeemable noncontrolling interests and noncontrolling interests in other consolidated subsidiaries are based on the third parties’ ownership percentages in each subsidiary at December 31, 2015 and 2014. Income is allocated to the redeemable noncontrolling interests and noncontrolling interests in other consolidated subsidiaries based on the third parties’ weighted-average ownership in each subsidiary during the year.
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
Variable Interest Entities
Triangle Town Member LLC
The Company holds a 50% ownership interest in this joint venture. In 2013, the Company reconsidered the entity’s status, and determined that its investment in this joint venture represents an interest in a VIE. The entity is under joint control, and therefore the Company accounts for it as an unconsolidated affiliate using the equity method of accounting. At December 31, 2015 and 2014, this joint venture had total assets of $98,408 and $104,397, respectively, and a mortgage note payable of $171,092 and $175,148, respectively. See Note 19 for information related to the sale of the Company's 50% interest and the formation of a new joint venture subsequent to December 31, 2015.

JG Gulf Coast Town Center LLC
The Company holds a 50% ownership interest in this joint venture. In 2013, the Company reconsidered the entity’s status, and determined that its investment in this joint venture represents an interest in a VIE. The entity is under joint control, and therefore the Company accounts for it as an unconsolidated affiliate using the equity method of accounting. At December 31, 2015 and 2014, this joint venture had total assets of $142,021 and $149,008, respectively, and total notes payable of $195,892 and $196,494, respectively.
Gettysburg Outlet Holding, LLC
In the second quarter of 2012, the Company entered into a joint venture, Gettysburg Outlet Center Holding LLC, with a third party to develop, own, and operate The Outlet Shoppes at Gettysburg. The Company holds a 50% ownership interest in this joint venture. The Company determined that its investment in this joint venture represents an interest in a VIE and that the Company is the primary beneficiary since it has the power to direct activities of the joint venture that most significantly impact the joint venture's economic performance as well as the obligation to absorb losses or right to receive benefits from the VIE that could be significant. As a result, the joint venture is presented in the accompanying consolidated financial statements as of December 31, 2015 and 2014 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest. At December 31, 2015 and 2014, this joint venture had total assets of $37,463 and $38,988, respectively, and a mortgage note payable of $38,450 and $38,659, respectively.
El Paso Outlet Center Holding, LLC
In the second quarter of 2012, the Company entered into a joint venture, El Paso Outlet Center Holding, LLC, with a third party to develop, own, and operate The Outlet Shoppes at El Paso. The Company holds a 75% ownership interest in the joint venture. The Company determined that its investment in this joint venture represents an interest in a VIE and that the Company is the primary beneficiary since it has the power to direct activities of the joint venture that most significantly impact the joint venture's economic performance as well as the obligation to absorb losses or the right to receive benefits from the VIE that could be significant. As a result, the joint venture is presented in the accompanying consolidated financial statements as of December 31, 2015 and 2014 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest. At December 31, 2015 and 2014, this joint venture had total assets of $107,337 and $113,166, respectively, and a mortgage note payable of $63,458 and $64,497, respectively.
NOTE 9. MINIMUM RENTS
The Company receives rental income by leasing retail shopping center space under operating leases. Future minimum rents are scheduled to be received under non-cancellable tenant leases at December 31, 2015, as follows:

2016	$597,112
2017	514,557
2018	434,895
2019	367,663
2020	305,622
Thereafter	940,054
$3,159,903

Future minimum rents do not include percentage rents or tenant reimbursements that may become due.

NOTE 10. MORTGAGE AND OTHER NOTES RECEIVABLE
Each of the Company's mortgage notes receivable is collateralized by either a first mortgage, a second mortgage or by an assignment of 100% of the partnership interests that own the real estate assets.  Other notes receivable include amounts due from tenants or government sponsored districts and unsecured notes received from third parties as whole or partial consideration for property or investments.  The Company reviews its mortgage and other notes receivable to determine if the balances are realizable based on factors affecting the collectability of those balances.  Factors may include credit quality, timeliness of required periodic payments, past due status and management discussions with obligors.  The Company believes that its mortgage and other notes receivable balance is fully collectible as of December 31, 2015.
Mortgage and other notes receivable consist of the following:

		As of December 31, 2015		As of December 31, 2014
	Maturity Date	Interest Rate	Balance	Interest Rate	Balance
Mortgages:
Columbia Place Outparcel (1)	Feb 2022	5.00%	$342	5.00%	$360
Park Place	May 2022	5.00%	1,369	5.00%	1,566
Village Square	Mar 2016	3.50%	1,685	3.50%	1,711
Other	Dec 2016 - Jan 2047	2.93% - 9.50%	4,380	2.67% - 9.50%	5,686
			7,776		9,323
Other Notes Receivable:
Horizon Group (2)	Nov 2016	7.00%	3,096	—%	—
RED Development Inc.	Nov 2023	5.00%	7,366	5.00%	7,429
Woodstock land (3)	Feb 2016	10.00%	—	10.00%	3,059
			10,462		10,488

			$18,238		$19,811

(1)	In the fourth quarter of 2014, Columbia Joint Venture, a subsidiary of the Company, received a $360 promissory note in conjunction with the $400 sale of an outparcel.

(2)
In the fourth quarter of 2015, Mortgage Holdings, LLC, a subsidiary of the Company, entered into a $5,280 loan agreement, with an affiliate of Horizon Group Properties, Inc., the Company's noncontrolling interest partner in an outlet center project. The loan is secured by a pledge of Horizon Group Properties' interest in another outlet center project owned in a joint venture with the Company.

(3)
In the fourth quarter of 2015, Woodstock GA Investments, LLC, a joint venture in which the Company owns a 75.0% interest, and other partners, sold their interests and closed on a $2,600 loan, which was used to repay the loan secured by an interest in land in Woodstock, GA, adjacent to the site of The Outlet Shoppes at Atlanta. The note receivable had previously been extended through several amendments in 2014 and 2015.

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

Year Ended December 31, 2015	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$944,553	$40,392	$19,944	$50,129	$1,055,018
Property operating expenses (2)	(274,288)	(9,364)	(4,500)	4,807	(283,345)
Interest expense	(166,922)	(7,285)	(4,236)	(50,900)	(229,343)
Other expense	(19)	—	—	(26,938)	(26,957)
Gain on sales of real estate assets	264	16,260	5,071	10,637	32,232
Segment profit (loss)	$503,588	$40,003	$16,279	$(12,265)	547,605
Depreciation and amortization expense					(299,069)
General and administrative expense					(62,118)
Interest and other income					6,467
Gain on extinguishment of debt					256
Loss on impairment					(105,945)
Gain on investment					16,560
Equity in earnings of unconsolidated affiliates					18,200
Income tax provision					(2,941)
Income from continuing operations					$119,015
Total assets	$5,766,084	$252,188	$263,614	$198,105	$6,479,991
Capital expenditures (3)	$393,194	$5,186	$2,299	$24,134	$424,813

Year Ended December 31, 2014	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$933,736	$41,527	$18,600	$66,876	$1,060,739
Property operating expenses (2)	(282,796)	(9,500)	(5,260)	3,659	(293,897)
Interest expense	(198,758)	(7,959)	(2,510)	(30,597)	(239,824)
Other expense	(20)	—	—	(32,277)	(32,297)
Gain on sales of real estate assets	3,537	937	107	761	5,342
Segment profit	$455,699	$25,005	$10,937	$8,422	500,063
Depreciation and amortization expense					(291,273)
General and administrative expense					(50,271)
Interest and other income					14,121
Gain on extinguishment of debt					87,893
Loss on impairment					(17,858)
Equity in earnings of unconsolidated affiliates					14,803
Income tax provision					(4,499)
Income from continuing operations					$252,979
Total assets (4)	$5,655,621	$273,506	$282,011	$388,034	$6,599,172
Capital expenditures (3)	$198,205	$17,157	$3,160	$99,273	$317,795

Year Ended December 31, 2013	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$930,081	$41,726	$17,937	$63,881	$1,053,625
Property operating expenses (2)	(300,172)	(10,298)	(3,568)	17,831	(296,207)
Interest expense	(206,779)	(8,148)	(2,397)	(14,532)	(231,856)
Other expense	—	—	—	(28,826)	(28,826)
Gain on sales of real estate assets	295	—	452	1,233	1,980
Segment profit	$423,425	$23,280	$12,424	$39,587	498,716
Depreciation and amortization expense					(278,911)
General and administrative expense					(48,867)
Interest and other income					10,825
Loss on extinguishment of debt					(9,108)
Loss on impairment					(70,049)
Gain on investment					2,400
Equity in earnings of unconsolidated affiliates					11,616
Income tax provision					(1,305)
Income from continuing operations					$115,317
Total assets (4)	$5,907,813	$273,392	$222,462	$366,020	$6,769,687
Capital expenditures (3)	$203,210	$10,718	$8,052	$126,803	$348,783

(1)	The All Other category includes mortgage and other notes receivable, office buildings, the Management Company and the Company’s subsidiary that provides security and maintenance services.

(2)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.

(3)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

(4)
See Note 2 for information related to the adoption of new accounting pronouncements in the fourth quarter of 2015 that have been retrospectively applied, resulting in reclassification of certain debt issuance costs from total assets to total mortgage and other indebtedness in the above tables and consisted of $17,127 and $16,284 for the years ending December 31, 2014 and 2013, respectively.

NOTE 12. SUPPLEMENTAL AND NONCASH INFORMATION
The Company paid cash for interest, net of amounts capitalized, in the amount of $226,233, $238,531 and $223,793 during 2015, 2014 and 2013, respectively.
The Company’s noncash investing and financing activities for 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Accrued dividends and distributions payable	$54,489	$54,433	$50,523
Additions to real estate assets accrued but not yet paid	26,345	25,332	20,625
Disposition of real estate by assignment of mortgage debt	14,570	—	—
Transfer of real estate assets in settlement of mortgage debt obligations:
Decrease in real estate assets	—	(79,398)	—
Decrease in mortgage and other indebtedness	—	163,998	—
Decrease in operating assets and liabilities	—	4,799	—
Reduction to preferred liquidation value of PJV units	—	—	10,000
Discount on issuance of 4.60% Senior Notes due 2024	—	75	—
Discount on issuance of 5.250% Senior Notes due 2023	—	—	(4,626)
Trade-in allowance - aircraft	—	—	2,800
Note receivable from sale of Lakeshore Mall	—	10,000	—
Note receivable from sale of land	—	360	7,430

NOTE 13. RELATED PARTY TRANSACTIONS
Certain executive officers of the Company and members of the immediate family of Charles B. Lebovitz, Chairman of the Board of the Company, collectively had a significant noncontrolling interest in EMJ Corporation ("EMJ"), a construction company that the Company engaged to build substantially all of the Company’s development Properties. See Note 14 for information related to the disposition of this noncontrolling interest in the third quarter of 2015. The Company paid approximately $26,993, $31,398 and $27,106 to EMJ in 2015, 2014 and 2013, respectively, for construction and development activities. The Company had accounts payable to EMJ of $4,121 and $3,139 at December 31, 2015 and 2014, respectively.
The Management Company provides management, development and leasing services to the Company’s unconsolidated affiliates and other affiliated partnerships. Revenues recognized for these services amounted to $7,748, $9,444 and $7,886 in 2015, 2014 and 2013, respectively.

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
In January 2015, The Promenade D'Ilberville, LLC ("TPD"), a subsidiary of the Company, received a final settlement of $4,875 from EMJ related to the litigation described in Note 14 of our Annual Report on Form 10-K for the year ended December 31, 2014. We provided disclosure of this litigation due to the related party relationship between us and EMJ. Litigation with the other remaining defendants in the matter is not expected to be material. There have been no other material developments during the year ended December 31, 2015 related to this litigation. In the fourth quarter of 2014, TPD agreed to a resolution of its claims against defendant EMJ. Pursuant to this agreement, TPD received partial settlements aggregating to $5,970 in the fourth quarter of 2014 from EMJ. TPD also received partial settlements of $800 in the first quarter of 2014 and $8,240 in the third quarter of 2013 from certain of the defendants.
Certain executive officers of the Company and members of the immediate family of Charles B. Lebovitz, Chairman of the Board of the Company, collectively had a significant noncontrolling interest in EMJ, a major national construction company that the Company engaged to build a substantial number of the Company's Properties. This noncontrolling interest was sold in the third quarter of 2015. See Note 13 for additional information. EMJ was one of the defendants in the cases described above.
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
The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying consolidated balance sheets as of December 31, 2015 and 2014:

	As of December 31, 2015							Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Company		Maximum Guaranteed Amount	Debt Maturity Date (1)		12/31/15	12/31/14
West Melbourne I, LLC - Phase I	50%	$39,475	25%		$9,869	Feb-2016	(2)	$99	$101
West Melbourne I, LLC - Phase II	50%	16,757	25%	(3)	4,189	Feb-2016	(2)	87	87
Port Orange I, LLC	50%	58,820	25%		14,705	Feb-2016	(2)	148	153
JG Gulf Coast Town Center LLC - Phase III	50%	5,092	—%	(4)	—	Jul-2017		—	—
Fremaux Town Center JV, LLC - Phase I	65%	40,530	15%	(5)	6,207	Aug-2016	(6)	62	236
Fremaux Town Center JV, LLC - Phase II	65%	27,404	50%	(7)	16,050	Aug-2016	(6)	161	161
Ambassador Town Center JV, LLC	65%	21,418	100%	(8)	45,307	Dec-2017	(9)	462	482
Ambassador Infrastructure, LLC	65%	8,629	100%	(10)	11,700	Dec-2017	(9)	177	177
			Total guaranty liability					$1,196	$1,397

(1)	Excludes any extension options.

(2)	Subsequent to December 31, 2015, the loan was modified and extended to February 2018 with a one-year extension option. See Note 19 for more information.

(3)	The guaranty was reduced to 25% in the fourth quarter of 2015 as Academy Sports is operational and paying contractual rent.

(4)	The guaranty was removed when the loan was refinanced in the third quarter of 2015. See Note 5 for more information.

(5)
The Company received a 1% fee for this guaranty when the loan was issued in March 2013. In the second quarter of 2015, the guaranty was reduced to 15% as the requirement for being open for one year was met, LA Fitness opened and began paying contractual rent and a debt service coverage ratio of 1.30 to 1.00 was achieved.

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

(10)
The Company received a 1% fee for this guaranty when the loan was issued in December 2014. The guaranty will be reduced to 50% on March 1st of such year as PILOT payments received and attributed to the prior calendar year by Ambassador Infrastructure and delivered to the lender are $1,200 or more, provided no event of default exists. The guaranty will be reduced to 20% when the PILOT payments are $1,400 or more, provided no event of default exists.

The Company has guaranteed the lease performance of YTC, an unconsolidated affiliate in which it owns a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $21,200, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $14,800 as of December 31, 2015.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not record an obligation for this guaranty because it determined that the fair value of the guaranty was not material as of December 31, 2015 and 2014.
Performance Bonds
The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $16,452 and $20,720 at December 31, 2015 and 2014, respectively.
Ground Leases
The Company is the lessee of land at certain of its Properties under long-term operating leases, which include scheduled increases in minimum rents.  The Company recognizes these scheduled rent increases on a straight-line basis over the initial lease terms.  Most leases have initial terms of at least 20 years and contain one or more renewal options, generally for a minimum of 5- or 10-year periods.  Lease expense recognized in the consolidated statements of operations for 2015, 2014 and 2013 was $1,215, $1,290 and $1,371, respectively.
The future obligations under these operating leases at December 31, 2015, are as follows:

2016	$877
2017	885
2018	894
2019	903
2020	913
Thereafter	26,814
$31,286

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

Fair Value Measurements on a Recurring Basis
The following tables set forth information regarding the Company’s financial instruments that are measured at fair value on a recurring basis in the accompanying consolidated balance sheets as of December 31, 2015 and 2014:

		Fair Value Measurements at Reporting Date Using
	Fair Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$434	$—	$434	$—

		Fair Value Measurements at Reporting Date Using
	Fair Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$20,512	$20,512	$—	$—

Liabilities:
Interest rate swaps	$2,226	$—	$2,226	$—
The Company recognizes transfers in and out of every level at the end of each reporting period. There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2015 and 2014.
Intangible lease assets and other assets in the consolidated balance sheets included marketable securities consisting of corporate equity securities that were classified as available-for-sale.  Net unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of AOCI in redeemable noncontrolling interests, shareholders’ equity and partners' capital, and noncontrolling interests.  The Company sold all of its marketable securities during 2015 and realized a gain of $16,560 for the difference between the net proceeds of $20,755 less the adjusted cost of $4,195.  The Company did not recognize any realized gains or losses related to sales of marketable securities during 2014 and 2013. During the years ended December 31, 2015, 2014 and 2013, the Company did not recognize any write-downs for other-than-temporary impairments.  The fair values of the Company’s available-for-sale securities are based on quoted market prices and are classified under Level 1.  See Note 2 for a summary of the available-for-sale securities held by the Company.
The Company uses interest rate swaps to mitigate the effect of interest rate movements on its variable-rate debt.  The Company had four interest rate swaps as of December 31, 2015 and 2014, that qualify as hedging instruments and are designated as cash flow hedges.  The interest rate swaps are reflected in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.  The swaps have predominantly met the effectiveness test criteria since inception and changes in their fair values are, thus, primarily reported in OCI/L and are reclassified into earnings in the same period or periods during which the hedged item affects earnings. The fair values of the Company’s interest rate hedges, classified under Level 2,  are determined based on prevailing market data for contracts with matching durations, current and anticipated LIBOR information, consideration of the Company’s credit standing, credit risk of the counterparties and reasonable estimates about relevant future market conditions. See Notes 2 and 6 for additional information regarding the Company’s interest rate hedging instruments.
The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments. Based on the interest rates for similar financial instruments, the carrying value of mortgage and other notes receivable is a reasonable estimate of fair value. The estimated fair value of mortgage and other indebtedness was $4,945,622 and $4,947,026 at December 31, 2015 and 2014, respectively. The fair value was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently. The carrying amount of mortgage and other indebtedness was $4,710,628 and $4,683,333 at December 31, 2015 and 2014, respectively.

Fair Value Measurements on a Nonrecurring Basis
The Company measures the fair value of certain long-lived assets on a nonrecurring basis, through quarterly impairment testing or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company considers both quantitative and qualitative factors in its impairment analysis of long-lived assets. Significant quantitative factors include historical and forecasted information for each Property such as NOI, occupancy statistics and sales levels. Significant qualitative factors used include market conditions, age and condition of the Property and tenant mix. Due to the significant unobservable estimates and assumptions used in the valuation of long-lived assets that experience impairment, the Company classifies such long-lived assets under Level 3 in the fair value hierarchy. The fair value analysis for Chesterfield Mall as of December 31, 2015 used assumptions including an 11-year holding period with a sale at the end of the holding period, a capitalization rate of 8.25% and a discount rate of 8.25%. See Note 2 for additional information describing the Company's impairment review process.
The following table sets forth information regarding the Company’s assets that were measured at fair value on a nonrecurring basis and related impairment charges for the years ended December 31, 2015 and 2014:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
2015:
Long-lived assets	$125,000	$—	$—	$125,000	$104,900

2014:
Long-lived assets	$69,103	$—	$—	$69,103	$17,753
Long-lived Assets Measured at Fair Value in 2015
During the year ended December 31, 2015, the Company wrote down four properties to their estimated fair values. These Properties were Chesterfield Mall, Mayfaire Community Center, Chapel Hill Crossing and Madison Square. Of these four Properties, all but Chesterfield Mall were disposed of as of December 31, 2015 as described below.
In accordance with the Company's quarterly impairment review process, the Company recorded a non-cash impairment of real estate of $99,969 in the fourth quarter of 2015 related to Chesterfield Mall, located in Chesterfield, MO, to write-down the depreciated book value to its estimated fair value of $125,000 as of December 31, 2015. The mall had experienced declining cash flows as competition from several new outlet shopping centers in the area impacted its sales.
The Company wrote down the book values of Chapel Hill Crossing and Mayfaire Community Center to their net sales prices and recognized a non-cash impairment of real estate of $1,914 and $397, respectively, in the fourth quarter of 2015. Chapel Hill Crossing, an associated center located in Akron, OH was sold for $2,300 and Mayfaire Community Center located in Wilmington, NC was sold for $56,300. See Note 4 for additional information related to these sales.
The Company also recognized a non-cash impairment of real estate of $2,620 in the second quarter of 2015 when it adjusted the book value of Madison Square, a mall located in Huntsville, AL, to its net sales price of $5,000 based on its sale in April in 2015. See Note 4 for further information on this sale.
A reconciliation of Chesterfield Mall's carrying value for the year ended December 31, 2015 is as follows:

Chesterfield Mall (1)
Beginning carrying value, January 1, 2015	$234,422
Capital expenditures	552
Depreciation expense	(10,005)
Loss on impairment of real estate	(99,969)
Ending carrying value, December 31, 2015	$125,000

(1)	The revenues of Chesterfield Mall accounted for approximately 1.5% of total consolidated revenues for the year ended December 31, 2015.

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
A reconciliation of each Property's carrying values for the year ended December 31, 2014 is as follows:

	Chapel Hill Mall (1)	Lakeshore Mall (2)	Pemberton Plaza (3)	Total
Beginning carrying value, January 1, 2014	$66,120	$19,127	$2,541	$87,788
Capital expenditures	—	12	31	43
Disposals	(33)	—	(125)	(158)
Depreciation expense	(1,809)	(320)	(64)	(2,193)
Net sales proceeds	—	(13,613)	(1,886)	(15,499)
Other	(1,961)	—	—	(1,961)
Non-recourse debt	(68,563)	—	—	(68,563)
Loss on impairment of real estate	(12,050)	(5,206)	(497)	(17,753)
Gain on extinguishment of debt	18,296	—	—	18,296
Ending carrying value, December 31, 2014	$—	$—	$—	$—

(1)	The revenues of Chapel Hill Mall accounted for approximately 0.4% of total consolidated revenues for the year ended December 31, 2014.

(2)	The revenues of Lakeshore Mall accounted for approximately 0.2% of total consolidated revenues for the year ended December 31, 2014.

(3)	The revenues of Pemberton Plaza accounted for approximately 0.0% of total consolidated revenues for the year ended December 31, 2014.
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
Other Impairment Losses
2015
During 2015, the Company recorded an impairment of real estate of $161 related to the sale of a building at a formerly owned Mall for total net proceeds after sales costs of $750, which was less than its carrying amount of $911. We also recognized $884 of impairment from the sale of two outparcels.
2014
During 2014, the Company recorded an impairment of real estate of $105 related to the sale an outparcel for total net proceeds after sales costs of $176, which was less than its total carrying amount of $281.
2013
During 2013, the Company recorded an impairment of real estate of $1,799 related to the sale of an outparcel that was sold for net proceeds after sales costs of $4,292, which was less than its carrying amount of $6,091. Additionally, the Company recorded a non-cash impairment of $585 to write-down the depreciated book value of the corporate airplane owned by the Management Company to its fair value at its trade-in date.
NOTE 16. SHARE-BASED COMPENSATION
As of December 31, 2015, there were two share-based compensation plans under which the Company has outstanding awards, the CBL & Associates Properties, Inc. 2012 Stock Incentive Plan ("the 2012 Plan") and CBL & Associates Properties, Inc. Second Amended and Restated Stock Incentive Plan ("the 1993 Plan"). The Company can only make new awards under the 2012 Plan, which was approved by the Company's shareholders in May 2012. The 2012 Plan permits the Company to issue stock options and common stock to selected officers, employees and non-employee directors of the Company up to a total of 10,400,000 shares. The Company did not issue any new awards under the 1993 Plan, which was approved by the Company's shareholders in May 2003, between the adoption of the 2012 Plan to replace the 1993 Plan in May 2012 and the termination of the 1993 Plan (as to new awards) on May 5, 2013. As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expense associated with the Company's share-based compensation plans.  The Compensation Committee of the Board of Directors (the “Committee”) administers the plans.
Stock Awards
Under the plans, common stock may be awarded either alone, in addition to, or in tandem with other stock awards granted under the plans. The Committee has the authority to determine eligible persons to whom common stock will be awarded, the number of shares to be awarded and the duration of the vesting period, as defined. Generally, an award of common stock vests either immediately at grant or in equal installments over a period of five years. Stock awarded to independent directors is fully vested upon grant; however, the independent directors may not transfer such shares during their board term.  The Committee may also provide for the issuance of common stock under the plans on a deferred basis pursuant to deferred compensation arrangements. The fair value of common stock awarded under the plans is determined based on the market price of CBL’s common stock on the grant date and the related compensation expense is recognized over the vesting period on a straight-line basis.
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
The share-based compensation cost related to the restricted stock awards was $4,287, $3,442 and $2,682 for 2015, 2014 and 2013, respectively. Share-based compensation cost resulting from share-based awards is recorded at the Management Company, which is a taxable entity. Share-based compensation cost capitalized as part of real estate assets was $274, $268 and $202 in 2015, 2014 and 2013, respectively.
A summary of the status of the Company’s nonvested restricted stock awards as of December 31, 2015, and changes during the year ended December 31, 2015, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2015	498,862	$18.35
Granted	267,410	$20.30
Vested	(220,568)	$18.62
Forfeited	(12,300)	$19.41
Nonvested at December 31, 2015	533,404	$19.19
The weighted-average grant-date fair value of shares granted during 2015, 2014 and 2013 was $20.30, $17.11 and $20.17, respectively. The total fair value of shares vested during 2015, 2014 and 2013 was $4,298, $3,484 and $4,305, respectively.
As of December 31, 2015, there was $7,927 of total unrecognized compensation cost related to nonvested stock awards granted under the plans, which is expected to be recognized over a weighted-average period of 3.2 years.
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
Annual Restricted Stock Awards
Annual restricted stock awards for the Company's named executive officers under its LTIP vest in five annual equal installments with the initial installment vesting on the grant date and the remainder vesting in four annual equal installments, regardless of the named executive officer's age and years of service.
Performance Stock Units
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
Compensation cost is recognized on a tranche-by-tranche basis using the accelerated attribution method. The resulting expense is recorded regardless of whether any PSU awards are earned as long as the required service period is met. Share-based compensation expense related to the PSUs was $624 for 2015. Unrecognized compensation costs related to the PSUs was $1,528 as of December 31, 2015.
NOTE 17. EMPLOYEE BENEFIT PLANS
401(k) Plan
The Management Company maintains a 401(k) profit sharing plan, which is qualified under Section 401(a) and Section 401(k) of the Code to cover employees of the Management Company. All employees who have attained the age of 21 and have completed at least 60 days of service are eligible to participate in the plan. The plan provides for employer matching contributions on behalf of each participant equal to 50% of the portion of such participant’s contribution that does not exceed 2.5% of such participant’s compensation for the plan year. Additionally, the Management Company has the discretion to make additional profit-sharing-type contributions not related to participant elective contributions. Total contributions by the Management Company were $997, $928 and $933 in 2015, 2014 and 2013, respectively.

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
Deferred Compensation Arrangements
The Company has entered into an agreement with an officer that allows the officer to defer receipt of selected salary increases and/or bonus compensation for periods ranging from 5 to 10 years. The deferred compensation arrangement provides that bonus compensation is deferred in the form of a note payable to the officer. Interest accumulates on these notes at 5.0%. When an arrangement terminates, the note payable plus accrued interest is paid to the officer in cash. At December 31, 2015 and 2014, the Company had notes payable, including accrued interest, of $81 and $39, respectively, related to this arrangement.
NOTE 18. QUARTERLY INFORMATION (UNAUDITED)

Year Ended December 31, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
Total revenues	$260,909	$253,843	$262,636	$277,630	$1,055,018
Income from operations (2)	85,032	89,858	94,007	8,687	277,584
Income (loss) from continuing operations (3)	53,205	48,331	44,432	(26,953)	119,015
Net income (loss)	53,205	48,331	44,432	(26,953)	119,015
Net income (loss) attributable to the Company	46,164	41,895	37,569	(22,257)	103,371
Net income (loss) attributable to common shareholders	34,941	30,672	26,346	(33,480)	58,479
Basic per share data attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$0.21	$0.18	$0.15	$(0.20)	$0.34
Net income (loss) attributable to common shareholders	$0.21	$0.18	$0.15	$(0.20)	$0.34
Diluted per share data attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$0.20	$0.18	$0.15	$(0.20)	$0.34
Net income (loss) attributable to common shareholders	$0.20	$0.18	$0.15	$(0.20)	$0.34

Year Ended December 31, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$261,243	$256,933	$258,714	$283,849	$1,060,739
Income from operations (4)	76,169	97,253	97,386	104,335	375,143
Income from continuing operations (5)	64,292	44,077	57,204	87,406	252,979
Discontinued operations	(516)	48	76	446	54
Net income	63,776	44,125	57,280	87,852	253,033
Net income attributable to the Company	55,294	37,958	49,342	76,556	219,150
Net income attributable to common shareholders	44,071	26,735	38,119	65,333	174,258
Basic per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.26	$0.16	$0.22	$0.38	$1.02
Net income attributable to common shareholders	$0.26	$0.16	$0.22	$0.38	$1.02
Diluted per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.26	$0.16	$0.22	$0.38	$1.02
Net income attributable to common shareholders	$0.26	$0.16	$0.22	$0.38	$1.02

(1)	The sum of quarterly EPS may differ from annual EPS due to rounding.

(2)	Income from operations for the quarter ended December 31, 2015 includes a $102,280 loss on impairment of real estate primarily related to Chesterfield Mall (see Note 15).

(3)
Income from continuing operations for the quarter ended March 31, 2015 includes $16,560 gain on investment related to the sale of available-for-sale securities (see Note 2) and also includes $14,173 and $14,065 related to gain on sales of real estate assets for the quarters ended June 30, 2015 and December 31, 2015, respectively.

(4)	Income from operations for the quarter ended March 31, 2014 includes a $17,150 loss on impairment of real estate related to Chapel Hill Mall and Lakeshore Mall (see Note 4 and Note 15).

(5)
Income from continuing operations for the quarters ended March 31, 2014, September 30, 2014 and December 31, 2014 includes a $43,932, $18,296 and $27,171 gain on extinguishment of debt related to Citadel Mall, Chapel Hill Mall and Columbia Place, respectively (See Note 4 and Note 6).

NOTE 19. SUBSEQUENT EVENTS
In February 2016, a newly formed 10/90 joint venture between the Company and DRA Advisors acquired Triangle Town Center and Triangle Town Commons from an existing 50/50 joint venture between the Company and Jacobs Group for $174,000, including the assumption of the $171,092 loan, of which each partner's share was $85,546 as of December 31, 2015. Concurrent with the formation of the new joint venture, the new entity closed on a modification and restructuring of the loan, which matured in December 2015 and is secured by Triangle Town Center and Triangle Town Commons. The modified loan matures in December 2018 and has two one-year extension options, for an outside maturity date of December 2020. The interest rate was reduced from a fixed-rate of 5.74% to 4.00% interest-only payments. The Company will continue to lease and manage the Properties.
In February 2016, the loan secured by Port Orange was modified and extended to February 2018 with a one-year extension option. The $58,628 loan bears interest at LIBOR plus 2%.
In February 2016, the loans secured by Hammock Landing - Phase I and II were both modified and extended to February 2018 with one-year extension options. The loan on Phase I increased to $43,347 from $39,475 while the loan on Phase II remained at $16,757. The interest rate on both loans remains unchanged at LIBOR plus 2%.

Schedule II

CBL & ASSOCIATES PROPERTIES, INC.
CBL & ASSOCIATES LIMITED PARTNERSHIP
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Tenant receivables - allowance for doubtful accounts:
Balance, beginning of year	$2,368	$2,379	$1,977
Additions in allowance charged to expense	2,254	2,643	1,253
Bad debts charged against allowance	(2,699)	(2,654)	(851)
Balance, end of year	$1,923	$2,368	$2,379

	Year Ended December 31,
	2015	2014	2013
Other receivables - allowance for doubtful accounts:
Balance, beginning of year	$1,285	$1,241	$1,270
Additions in allowance charged to expense	277	3,689	—
Bad debts charged against allowance	(286)	(3,645)	(29)
Balance, end of year	$1,276	$1,285	$1,241

Schedule III
CBL & ASSOCIATES PROPERTIES, INC.
CBL & ASSOCIATES LIMITED PARTNERSHIP
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2015
(In thousands)

		Initial Cost (1)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
MALLS:
Acadiana Mall, Lafayette, LA	$129,037	$22,511	$145,769	$10,168	$—	$19,919	$158,529	$178,448	$(66,175)	2005
Alamance Crossing, Burlington, NC	47,928	20,853	63,105	39,653	(2,803)	18,050	102,758	120,808	(26,849)	2007
Arbor Place, Douglasville, GA	115,578	7,862	95,330	26,960	—	7,862	122,290	130,152	(57,196)	1998-1999
Asheville Mall, Asheville, NC	71,607	7,139	58,747	55,550	(805)	6,334	114,297	120,631	(47,104)	1998
Bonita Lakes Mall, Meridian, MS	—	4,924	31,933	6,671	(985)	4,924	37,619	42,543	(18,086)	1997
Brookfield Square, Brookfield, WI	—	8,996	84,250	54,603	(18)	9,170	138,661	147,831	(56,903)	2001
Burnsville Center, Burnsville, MN	73,828	12,804	71,355	58,585	(1,157)	16,102	125,485	141,587	(52,179)	1998
Cary Towne Center, Cary, NC	48,607	23,688	74,432	31,081	—	23,701	105,500	129,201	(38,886)	2001
CherryVale Mall, Rockford, IL	—	11,892	63,973	57,288	(1,667)	11,608	119,878	131,486	(43,561)	2001
Chesterfield Mall, Chesterfield, MO	140,000	11,083	282,140	(172,841)	—	11,083	109,299	120,382	—	2007
College Square, Morristown, TN	—	2,954	17,787	25,832	(88)	2,866	43,619	46,485	(21,615)	1987-1988
Cross Creek Mall, Fayetteville, NC	127,081	19,155	104,353	35,785	—	20,169	139,124	159,293	(43,052)	2003
Dakota Square Mall, Minot, ND	55,711	4,552	87,625	16,421	—	4,552	104,046	108,598	(10,953)	2012
Eastland Mall, Bloomington, IL	—	5,746	75,893	7,007	(753)	5,304	82,589	87,893	(28,648)	2005
East Towne Mall, Madison, WI	—	4,496	63,867	47,046	(366)	4,130	110,913	115,043	(42,178)	2002
EastGate Mall, Cincinnati, OH	38,527	13,046	44,949	28,819	(1,017)	12,029	73,768	85,797	(26,166)	2001
Fashion Square, Saginaw, MI	38,749	15,218	64,970	11,405	—	15,218	76,375	91,593	(30,429)	2001
Fayette Mall, Lexington, KY	166,837	25,194	84,267	103,748	11	25,205	188,015	213,220	(51,212)	2001
Frontier Mall, Cheyenne, WY	—	2,681	15,858	20,184	—	2,681	36,042	38,723	(21,660)	1984-1985
Foothills Mall, Maryville, TN	—	6,376	27,376	11,692	—	6,392	39,052	45,444	(24,850)	1996
Greenbrier Mall, Chesapeake, VA	72,171	3,181	107,355	14,001	(626)	2,555	121,356	123,911	(37,009)	2004
Hamilton Place, Chattanooga, TN	99,224	3,532	42,643	41,215	(441)	3,091	83,838	86,929	(47,699)	1986-1987
Hanes Mall, Winston-Salem, NC	149,019	17,176	133,376	50,988	(948)	18,618	181,974	200,592	(67,472)	2001
Harford Mall, Bel Air, MD	—	8,699	45,704	22,070	—	8,699	67,774	76,473	(23,484)	2003
Hickory Point Mall, Forsyth, IL	27,569	10,731	31,728	16,867	(293)	10,439	48,594	59,033	(16,932)	2005
Honey Creek Mall, Terre Haute, IN	27,884	3,108	83,358	13,158	—	3,108	96,516	99,624	(31,234)	2004
Imperial Valley Mall, El Centro, CA	—	35,378	70,549	2,342	—	35,378	72,891	108,269	(7,426)	2012
Janesville Mall, Janesville, WI	—	8,074	26,009	21,062	—	8,074	47,071	55,145	(15,685)	1998
Jefferson Mall, Louisville, KY	67,285	13,125	40,234	28,694	(521)	12,604	68,928	81,532	(24,801)	2001
Kirkwood Mall, Bismarck, ND	38,579	3,368	118,945	7,645	—	3,368	126,590	129,958	(11,541)	2012
The Lakes Mall, Muskegon, MI	—	3,328	42,366	12,858	—	3,328	55,224	58,552	(24,634)	2000-2001
Laurel Park Place, Livonia, MI	—	13,289	92,579	19,473	—	13,289	112,052	125,341	(39,089)	2005

Schedule III
CBL & ASSOCIATES PROPERTIES, INC.
CBL & ASSOCIATES LIMITED PARTNERSHIP
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2015
(In thousands)

		Initial Cost (1)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
Layton Hills Mall, Layton, UT	92,215	20,464	99,836	9,726	(275)	20,189	109,562	129,751	(35,330)	2005
Mall del Norte, Laredo, TX	—	21,734	142,049	49,073	—	21,734	191,122	212,856	(71,302)	2004
Mayfaire Town Center, Wilmington, NC	—	26,333	101,087	—	—	26,333	101,087	127,420	(1,667)	2004 - 2015
Meridian Mall, Lansing, MI	—	529	103,678	81,188	—	2,232	183,163	185,395	(76,860)	1998
Midland Mall, Midland, MI	32,418	10,321	29,429	11,569	—	10,321	40,998	51,319	(17,130)	2001
Mid Rivers Mall, St. Peters, MO	—	16,384	170,582	16,717	—	16,384	187,299	203,683	(48,989)	2007
Monroeville Mall, Pittsburgh, PA	—	22,911	177,214	74,427	—	25,432	249,120	274,552	(70,212)	2004
Northgate Mall, Chattanooga, TN	—	2,330	8,960	23,159	—	2,330	32,119	34,449	(4,782)	2011
Northpark Mall, Joplin, MO	—	9,977	65,481	40,840	—	10,962	105,336	116,298	(38,003)	2004
Northwoods Mall, North Charleston, SC	69,036	14,867	49,647	24,405	(2,339)	12,528	74,052	86,580	(26,958)	2001
Old Hickory Mall, Jackson, TN	—	15,527	29,413	8,271	—	15,527	37,684	53,211	(15,176)	2001
The Outlet Shoppes at Atlanta, Woodstock, GA	83,247	8,598	100,613	(27,176)	—	17,167	64,868	82,035	(8,687)	2013
The Outlet Shoppes at El Paso, El Paso, TX	70,335	7,345	98,602	11,432	—	7,569	109,810	117,379	(14,098)	2012
The Outlet Shoppes at Gettysburg, Gettysburg, PA	38,450	20,779	22,180	1,173	—	20,779	23,353	44,132	(4,004)	2012
The Outlet Shoppes at Oklahoma City, Oklahoma City, OK	63,875	7,402	50,268	12,727	—	6,833	63,564	70,397	(17,711)	2011
The Outlet Shoppes of the Bluegrass, Simpsonville, KY	86,221	3,193	72,962	1,887	—	3,193	74,849	78,042	(5,109)	2014
Parkdale Mall, Beaumont, TX	85,808	23,850	47,390	56,407	(307)	23,544	103,796	127,340	(37,557)	2001
Park Plaza Mall, Little Rock, AR	89,255	6,297	81,638	34,867	—	6,304	116,498	122,802	(46,325)	2004
Parkway Place, Huntsville, AL	37,644	6,364	67,067	4,396	—	6,364	71,463	77,827	(13,521)	2010
Pearland Town Center, Pearland, TX	—	16,300	108,615	16,234	(366)	15,443	125,340	140,783	(36,465)	2008
Post Oak Mall, College Station, TX	—	3,936	48,948	13,452	(327)	3,608	62,401	66,009	(32,127)	1984-1985
Randolph Mall, Asheboro, NC	—	4,547	13,927	12,117	—	4,547	26,044	30,591	(9,902)	2001
Regency Mall, Racine, WI	—	3,539	36,839	18,190	—	4,399	54,169	58,568	(21,836)	2001
Richland Mall, Waco, TX	—	9,874	34,793	16,233	—	9,887	51,013	60,900	(18,114)	2002
River Ridge Mall, Lynchburg, VA	—	4,824	59,052	13,393	(252)	4,572	72,445	77,017	(20,618)	2003
South County Center, St. Louis, MO	—	15,754	159,249	14,798	—	15,754	174,047	189,801	(44,133)	2007
Southaven Towne Center, Southaven, MS	39,066	8,255	29,380	13,365	—	8,478	42,522	51,000	(16,728)	2005
Southpark Mall, Colonial Heights, VA	63,389	9,501	73,262	35,226	—	11,282	106,707	117,989	(35,872)	2003
Stroud Mall, Stroudsburg, PA	30,621	14,711	23,936	20,799	—	14,711	44,735	59,446	(17,206)	1998
St. Clair Square, Fairview Heights, IL	—	11,027	75,620	34,952	—	11,027	110,572	121,599	(49,515)	1996
Sunrise Mall, Brownsville, TX	—	11,156	59,047	11,980	—	11,156	71,027	82,183	(20,025)	2003
Turtle Creek Mall, Hattiesburg, MS	—	2,345	26,418	17,506	—	3,535	42,734	46,269	(21,801)	1993-1995
Valley View Mall, Roanoke, VA	58,259	15,985	77,771	21,699	—	15,999	99,456	115,455	(31,818)	2003

Schedule III
CBL & ASSOCIATES PROPERTIES, INC.
CBL & ASSOCIATES LIMITED PARTNERSHIP
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2015
(In thousands)

		Initial Cost (1)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
Volusia Mall, Daytona Beach, FL	47,967	2,526	120,242	28,071	—	6,431	144,408	150,839	(40,988)	2004
Walnut Square, Dalton, GA	—	50	15,138	17,347	—	50	32,485	32,535	(19,168)	1984-1985
Wausau Center, Wausau, WI	17,923	5,231	24,705	16,463	(5,231)	—	41,168	41,168	(18,636)	2001
West Towne Mall, Madison, WI	—	9,545	83,084	51,282	—	9,545	134,366	143,911	(48,193)	2002
WestGate Mall, Spartanburg, SC	37,000	2,149	23,257	47,215	(432)	1,742	70,447	72,189	(36,682)	1995
Westmoreland Mall, Greensburg, PA	—	4,621	84,215	23,152	—	4,621	107,367	111,988	(38,028)	2002
York Galleria, York, PA	48,891	5,757	63,316	9,995	—	5,757	73,311	79,068	(31,135)	1995

ASSOCIATED CENTERS:
Annex at Monroeville, Pittsburgh, PA	—	—	29,496	(685)	—	—	28,811	28,811	(8,375)	2004
Bonita Lakes Crossing, Meridian, MS	—	794	4,786	8,729	—	794	13,515	14,309	(6,073)	1997
CoolSprings Crossing, Nashville, TN	11,443	2,803	14,985	5,561	—	3,554	19,795	23,349	(11,722)	1991-1993
Courtyard at Hickory Hollow, Nashville, TN	—	3,314	2,771	(1,816)	(231)	1,500	2,538	4,038	(536)	1998
Frontier Square, Cheyenne, WY	—	346	684	350	(86)	260	1,034	1,294	(627)	1985
Gunbarrel Pointe, Chattanooga, TN	10,197	4,170	10,874	3,469	—	4,170	14,343	18,513	(5,400)	2000
Hamilton Corner, Chattanooga, TN	14,621	630	5,532	8,548	—	734	13,976	14,710	(6,549)	1986-1987
Hamilton Crossing, Chattanooga, TN	9,618	4,014	5,906	6,819	(1,370)	2,644	12,725	15,369	(6,526)	1987
Harford Annex, Bel Air, MD	—	2,854	9,718	1,084	—	2,854	10,802	13,656	(3,287)	2003
The Landing at Arbor Place, Douglasville, GA	—	4,993	14,330	1,511	(748)	4,245	15,841	20,086	(8,432)	1998-1999
Layton Hills Convenience Center, Layton, UT	—	—	8	2,799	—	—	2,807	2,807	(471)	2005
Layton Hills Plaza, Layton, UT	—	—	2	299	—	—	301	301	(186)	2005
The Plaza at Fayette, Lexington, KY	38,092	9,531	27,646	3,810	—	9,531	31,456	40,987	(9,892)	2006
Parkdale Crossing, Beaumont, TX	—	2,994	7,408	2,282	(355)	2,639	9,690	12,329	(3,182)	2002
The Shoppes At Hamilton Place, Chattanooga, TN	—	4,894	11,700	1,592	—	4,894	13,292	18,186	(4,134)	2003
Sunrise Commons, Brownsville, TX	—	1,013	7,525	1,063	—	1,013	8,588	9,601	(2,918)	2003
The Shoppes at St. Clair Square, Fairview Heights, IL	19,305	8,250	23,623	597	(5,044)	3,206	24,220	27,426	(7,996)	2007
The Terrace, Chattanooga, TN	13,381	4,166	9,929	8,102	—	6,536	15,661	22,197	(5,444)	1997
West Towne Crossing, Madison, WI	—	1,151	2,955	7,940	—	2,126	9,920	12,046	(1,948)	1998
WestGate Crossing, Spartanburg, SC	—	1,082	3,422	6,722	—	1,082	10,144	11,226	(4,197)	1997
Westmoreland Crossing, Greensburg, PA	—	2,898	21,167	9,262	—	2,898	30,429	33,327	(10,040)	2002

COMMUNITY CENTERS:
Cobblestone Village at Palm Coast, Palm Coast, FL	—	6,082	12,070	(524)	(220)	4,296	13,112	17,408	(2,840)	2007
The Crossings at Marshalls Creek, Middle Smithfield, PA	—	6,456	15,351	(1,744)	—	6,453	13,610	20,063	(1,377)	2013

Schedule III
CBL & ASSOCIATES PROPERTIES, INC.
CBL & ASSOCIATES LIMITED PARTNERSHIP
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2015
(In thousands)

		Initial Cost (1)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
The Forum at Grand View, Madison, MS	—	9,234	17,285	14,710	(684)	8,652	31,893	40,545	(3,905)	2010
Parkway Plaza, Fort Oglethorpe, GA	—	2,675	13,435	—	—	2,675	13,435	16,110	(365)	2015
The Promenade, D'Iberville, MS	—	16,278	48,806	24,400	(706)	17,953	70,825	88,778	(13,341)	2009
Statesboro Crossing, Statesboro, GA	11,087	2,855	17,805	2,234	(235)	2,840	19,819	22,659	(4,200)	2008

OFFICE BUILDINGS AND OTHER:
840 Greenbrier Circle, Chesapeake, VA	—	2,096	3,091	173	—	2,096	3,264	5,360	(1,021)	2007
850 Greenbrier Circle, Chesapeake, VA	—	3,154	6,881	(289)	—	3,154	6,592	9,746	(1,625)	2007
CBL Center, Chattanooga, TN	—	—	13,648	1,101	—	—	14,749	14,749	(4,036)	2008
CBL Center II, Chattanooga, TN	19,844	140	24,675	45	—	140	24,720	24,860	(13,479)	2001
Oak Branch Business Center, Greensboro, NC	—	535	2,192	210	—	535	2,402	2,937	(621)	2007
One Oyster Point, Newport News, VA	—	1,822	3,623	853	—	1,822	4,476	6,298	(965)	2007
Pearland Hotel, Pearland, TX	—	—	16,149	503	—	—	16,652	16,652	(3,978)	2008
Pearland Office, Pearland, TX	—	—	7,849	1,341	—	—	9,190	9,190	(662)	2009
Pearland Residential Mgmt, Pearland, TX	—	—	9,666	9	—	—	9,675	9,675	(1,993)	2008
Two Oyster Point, Newport News, VA	—	1,543	3,974	542	—	1,543	4,516	6,059	(1,467)	2007

DISPOSITIONS:
Chapel Hill Suburban, Akron, OH	—	925	2,520	(3,445)	—	—	—	—	—	2004
EastGate Crossing, Cincinnati, OH	—	11	2,424	(2,424)	(11)	—	—	—	—	2001
Madison Plaza, Huntsville, AL	—	473	2,888	(3,361)	—	—	—	—	—	1984
Madison Square, Huntsville, AL	—	17,596	39,186	(56,782)	—	—	—	—	—	1984
Waynesville Commons, Waynesville, NC	—	3,511	6,141	(9,652)	—	—	—	—	—	2008

Other	—	2,058	3,458	75,616	(1,561)	1,710	1,870	3,580	(1,639)

Developments in progress consisting of construction and Development Properties	—	—	—	75,991	—	—	75,991	75,991	—
TOTALS	$2,774,429	$898,338	$5,639,319	$1,812,132	$(33,257)	$876,668	$7,363,853	$8,240,521	$(2,382,568)

(1)	Initial cost represents the total cost capitalized including carrying cost at the end of the first fiscal year in which the Property opened or was acquired.

(2)	Encumbrances represent the face amount of the mortgage and other indebtedness balance at December 31, 2015, excluding debt premium or discount.

(3)	The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $8.036 billion.

(4)	Depreciation for all Properties is computed over the useful life which is generally 40 years for buildings, 10-20 years for certain improvements and 7-10 years for equipment and fixtures.

Schedule III
CBL & ASSOCIATES PROPERTIES, INC.
CBL & ASSOCIATES LIMITED PARTNERSHIP
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2015
(In thousands)

The changes in real estate assets and accumulated depreciation for the years ending December 31, 2015, 2014, and 2013 are set forth below (in thousands):

	Year Ended December 31,
	2015	2014	2013
REAL ESTATE ASSETS:
Balance at beginning of period	$8,187,183	$8,123,514	$8,301,013
Additions during the period:
Additions and improvements	230,990	282,282	282,664
Acquisitions of real estate assets	182,747	—	29,912
Deductions during the period:
Disposals and accumulated depreciation on impairments	(249,716)	(189,372)	(412,976)
Transfers from real estate assets	(4,738)	(11,383)	(8,031)
Impairment of real estate assets	(105,945)	(17,858)	(69,068)
Balance at end of period	$8,240,521	$8,187,183	$8,123,514

ACCUMULATED DEPRECIATION:
Balance at beginning of period	$2,240,007	$2,056,357	$1,972,031
Depreciation expense	274,544	269,602	253,142
Accumulated depreciation on real estate assets sold, retired or impaired	(131,983)	(85,952)	(168,816)
Balance at end of period	$2,382,568	$2,240,007	$2,056,357

								Schedule IV
CBL & ASSOCIATES PROPERTIES, INC. CBL & ASSOCIATES LIMITED PARTNERSHIP MORTGAGE NOTES RECEIVABLE ON REAL ESTATE At December 31, 2015 (In thousands)
Name Of Center/Location	Interest Rate		Final Maturity Date	Monthly Payment Amount (1)		Balloon Payment At Maturity	Prior Liens	Face Amount Of Mortgage	Carrying Amount Of Mortgage (2)	Principal Amount Of Mortgage Subject To Delinquent Principal Or Interest
FIRST MORTGAGES:
Columbia Place Outparcel	5.00%		Feb-22	$3	(3)	$342	None	$360	$342	$—
One Park Place - Chattanooga, TN	5.00%		May-2022	21		—	None	3,200	1,369	—
Village Square - Houghton Lake, MI and Village at Wexford - Cadillac, MI	3.50%		Mar-2016	8	(3)	1,685	None	2,627	1,685	—
OTHER	2.93% - 9.50%	(4)	Dec-2016/ Jan-2047	20		4,380		4,656	4,380	—
				$52		$6,407		$10,843	$7,776	$—

(1)	Equal monthly installments comprised of principal and interest, unless otherwise noted.

(2)	The aggregate carrying value for federal income tax purposes was $7,776 at December 31, 2015.

(3)	Payment represents interest only.

(4)	Mortgage notes receivable aggregated in Other include a variable-rate note that bears interest at prime plus 2.0%, currently at 5.25%, and a variable-rate note that bears interest at LIBOR plus 2.50%.

The changes in mortgage notes receivable were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Beginning balance	$9,323	$19,120	$19,383
Additions	—	360	—
Payments	(1,547)	(10,157)	(263)
Ending balance	$7,776	$9,323	$19,120

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended through May 2, 2011 (q)
3.2	Third Amended and Restated Bylaws of the Company, as amended through February 11, 2016 (bb)
4.1	See Amended and Restated Certificate of Incorporation of the Company, as amended, and Third Amended and Restated Bylaws of the Company relating to the Common Stock, Exhibits 3.1 and 3.2 above
4.2	Certificate of Designations, dated June 25, 1998, relating to the 9.0% Series A Cumulative Redeemable Preferred Stock (c)
4.3	Certificate of Designation, dated April 30, 1999, relating to the Series 1999 Junior Participating Preferred Stock (c)
4.4	Terms of Series J Special Common Units of the Operating Partnership, pursuant to Article 4.4 of the Second Amended and Restated Partnership Agreement of the Operating Partnership (c)
4.5	Certificate of Designations, dated June 11, 2002, relating to the 8.75% Series B Cumulative Redeemable Preferred Stock (d)
4.6	Acknowledgment Regarding Issuance of Partnership Interests and Assumption of Partnership Agreement (f)
4.7	Certificate of Designations, dated August 13, 2003, relating to the 7.75% Series C Cumulative Redeemable Preferred Stock (e)
4.8	Certificate of Correction of the Certificate of Designations relating to the 7.75% Series C Cumulative Redeemable Preferred Stock (g)
4.9	Certificate of Designations, dated December 10, 2004, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (g)
4.9.1	Amended and Restated Certificate of Designations, dated February 25, 2010, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (m)
4.9.2	Second Amended and Restated Certificate of Designations, dated October 14, 2010, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (o)
4.10	Certificate of Designations, dated October 1, 2012, relating to the 6.625% Series E Cumulative Redeemable Preferred Stock (t)
4.11	Terms of the Series S Special Common Units of the Operating Partnership, pursuant to the Third Amendment to the Second Amended and Restated Partnership Agreement of the Operating Partnership (h)
4.12	Terms of the Series L Special Common Units of the Operating Partnership, pursuant to the Fourth Amendment to the Second Amended and Restated Partnership Agreement of the Operating Partnership (i)
4.13	Terms of the Series K Special Common Units of the Operating Partnership, pursuant to the First Amendment to the Third Amended and Restated Partnership Agreement of the Operating Partnership (i)
4.14.1	Indenture dated as of November 26, 2013, among CBL & Associates Limited Partnership, CBL & Associates Properties, Inc. and U.S. Bank National Association (cc)
4.14.2	First Supplemental Indenture, dated as of November 26, 2013, among CBL & Associates Limited Partnership, CBL & Associates Properties, Inc. and U.S. Bank National Association (cc)
4.14.3	Limited Guarantee, dated as of November 26, 2013, of CBL & Associates Properties, Inc. (cc)
4.14.4	Global Note evidencing the 5.250% Senior Notes Due 2023 (cc)
4.14.5	Global Note evidencing the 4.60% Senior Notes Due 2024 (dd)
10.1.1	Fourth Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated November 2, 2010 (p)
10.1.2	Certificate of Designation, dated October 1, 2012, relating to the 6.625% Series E Cumulative Preferred Units (u)
10.2	Property Management Agreement between the Operating Partnership and the Management Company (a)
10.3	Property Management Agreement relating to Retained Properties (a)

Exhibit Number	Description
10.4	Subscription Agreement relating to purchase of the Common Stock and Preferred Stock of the Management Company (a)
10.5.1	CBL & Associates Properties, Inc. Second Amended and Restated Stock Incentive Plan† (n)
10.5.2	Form of Stock Restriction Agreement for restricted stock awards in 2006 and subsequent years† (k)
10.5.3	First Amendment to CBL & Associates Properties, Inc. Second Amended and Restated Stock Incentive Plan† (r)
10.5.4	CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (s)
10.5.5	Original Form of Stock Restriction Agreement for Restricted Stock Awards under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (x)
10.5.6	Form of Stock Restriction Agreement for Restricted Stock Awards under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan (effective May 2013)† (z)*
10.5.7	Amendment No. 1 to CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (ff)
10.5.8	Form of Performance Stock Unit Award Agreement under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (gg)
10.5.9	Form of Named Executive Officer Stock Restriction Agreement under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (gg)
10.5.10	CBL & Associates Properties, Inc. Named Executive Officer Annual Incentive Compensation Plan (AIP) (Fiscal Year 2015)† (gg)
10.5.11	CBL & Associates Properties, Inc. Named Executive Officer Annual Incentive Compensation Plan (AIP) (Fiscal Year 2016)† (bb)
10.6.1	Form of Indemnification Agreements between the Company and the Management Company and their officers and directors, for agreements executed prior to 2013 (a)
10.6.2	Form of Indemnification Agreements between the Company and the Management Company and their officers and directors, for agreements executed in 2013 and subsequent years (ff)
10.7.1	Employment Agreement for Charles B. Lebovitz† (a)
10.7.2	Employment Agreement for John N. Foy† (a)
10.7.3	Employment Agreement for Stephen D. Lebovitz† (a)
10.7.4	Summary Description of CBL & Associates Properties, Inc. Director Compensation Arrangements† (ff)
10.7.5	CBL & Associates Properties, Inc. Tier III Post-65 Retiree Program† (v)
10.8.1	Option Agreement relating to certain Retained Properties (a)
10.8.2	Option Agreement relating to Outparcels (a)
10.9.1	Property Partnership Agreement relating to Hamilton Place (a)
10.9.2	Property Partnership Agreement relating to CoolSprings Galleria (a)
10.10.1	Acquisition Option Agreement relating to Hamilton Place (a)
10.10.2	Acquisition Option Agreement relating to the Hamilton Place Centers (a)
10.11.1	Share Ownership Agreement by and among the Company and its related parties and the Jacobs entities, dated as of January 31, 2001 (b)
10.12.1	Registration Rights Agreement by and between the Company and the Holders of SCU’s listed on Schedule A thereto, dated as of January 31, 2001 (b)
10.12.2	Registration Rights Agreement by and between the Company and Frankel Midland Limited Partnership, dated as of January 31, 2001 (b)
10.12.3	Registration Rights Agreement by and between the Company and Hess Abroms Properties of Huntsville, dated as of January 31, 2001 (b)
10.12.4	Registration Rights Agreement by and between the Company and the Holders of Series S Special Common Units of the Operating Partnership listed on Schedule A thereto, dated July 28, 2004 (h)
10.12.5	Form of Registration Rights Agreements between the Company and Certain Holders of Series K Special Common Units of the Operating Partnership, dated as of November 16, 2005 (i)
10.13.1	Amended and Restated Loan Agreement by and among the Operating Partnership, the Company and First Tennessee Bank National Association, et. a. dated February 22, 2013 (w)

Exhibit Number	Description
10.13.2	First Modification to Amended and Restated Loan Agreement by and among the Operating Partnership, the Company and First Tennessee Bank National Association, et. al. dated December 16, 2013 (ee)
10.13.3	Second Modification to Amended and Restated Loan Agreement by and among the Operating Partnership, the Company and First Tennessee Bank National Association, et. al dated January 16, 2015 (hh)
10.13.4	Third Modification to Amended and Restated Loan Agreement by and among the Operating Partnership, the Company and First Tennessee Bank National Association, et. al. dated October 20, 2015 (ii)
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

10.17.3	Purchase and Sale Agreement between Westfield America Limited Partnership, as Transferor, and CBL & Associates Limited Partnership, as Transferee, dated August 9, 2007 (l)
10.18.1	Term Loan Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et al., dated July 30, 2013 (aa)
10.18.2	First Amendment to Term Loan Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et. al., dated October 16, 2015 (ii)
10.21.1	Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and Cantor Fitzgerald & Co. (y)
10.21.2	Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and J.P. Morgan Securities LLC (y)
10.21.3	Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and KeyBanc Capital Markets Inc. (y)
10.21.4	Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and RBC Capital Markets, LLC (y)
10.21.5	Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and Wells Fargo Securities, LLC (y)

Exhibit Number	Description
10.22	Term Loan Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et. al., dated October 16, 2015 (ii)
10.23	Fourth Amended and Restated Credit Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et. al, dated October 16, 2015 (ii)
10.24	Ninth Amended and Restated Credit Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et. al,, dated October 16, 2015 (ii)
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of CBL & Associates Properties, Inc.
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of CBL & Associates Limited Partnership
12.3	Computation of Ratio of Earnings to Fixed Charges of CBL & Associates Properties, Inc.
12.4	Computation of Ratio of Earnings to Fixed Charges of CBL & Associates Limited Partnership
21	Subsidiaries of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership
23.1	Consent of Deloitte & Touche LLP (for the Company)
23.2	Consent of Deloitte & Touche LLP (for the Operating Partnership)
24	Power of Attorney
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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(a)	Incorporated by reference to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 33-67372), as filed with the Commission on January 27, 1994.*

(b)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on February 6, 2001.*

(c)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

(d)	Incorporated by reference from the Company's Current Report on Form 8-K, dated June 10, 2002, filed on June 17, 2002.*

(e)	Incorporated by reference from the Company's Registration Statement on Form 8-A, filed on August 21, 2003.*

(f)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*

(g)	Incorporated by reference from the Company's Registration Statement on Form 8-A, filed on December 10, 2004.*

(h)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.*

(i)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on November 22, 2005.*

(j)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.*

(k)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on May 24, 2006.*

(l)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

(m)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on March 1, 2010.*

(n)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.*

(o)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on October 18, 2010.*

(p)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on November 5, 2010.*

(q)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on May 4, 2011.*

(r)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.*

(s)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on May 10, 2012.*

(t)	Incorporated by reference from the Company's Registration Statement on Form 8-A, filed on October 1, 2012.*

(u)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on October 5, 2012.*

(v)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on November 9, 2012.*

(w)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on February 28, 2013.*

(x)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.*

(y)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on March 1, 2013.*

(z)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on May 17, 2013.*

(aa)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on August 5, 2013.*

(bb)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 16, 2016.**

(cc)	Incorporated by reference from the Company's Current Report on Form 8-K, dated and filed on November 26, 2013.**

(dd)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed October 8, 2014.**

(ee)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.**

(ff)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.**

(gg)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 27, 2015.**

(hh)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.**

(ii)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.**

†	A management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.

* Commission File No. 1-12494
** Commission File No. 1-12494 and 333-182515-01