Form 10-Q
period 2016-03-31
CBL & ASSOCIATES PROPERTIES INC; CBL & ASSOCIATES LIMITED PARTNERSHIP
filed 2016-05-10
CIK 910612, 915140

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
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
As of May 2, 2016, there were 170,794,183 shares of CBL & Associates Properties, Inc.'s common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2016 of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the "Company" mean CBL & Associates Properties, Inc. and its subsidiaries. References to the "Operating Partnership" mean CBL & Associates Limited Partnership and its subsidiaries. The terms "we," "us" and "our" refer to the Company or the Company and the Operating Partnership collectively, as the context requires.

The Company is a real estate investment trust ("REIT") whose stock is traded on the New York Stock Exchange. The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At March 31, 2016, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 84.4% limited partner interest for a combined interest held by the Company of 85.4%.

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

CBL & Associates Properties, Inc.
CBL & Associates Limited Partnership

PART I – FINANCIAL INFORMATION

ITEM 1:   Financial Statements
CBL & Associates Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

ASSETS (1)	March 31, 2016	December 31, 2015
Real estate assets:
Land	$866,890	$876,668
Buildings and improvements	7,159,509	7,287,862
	8,026,399	8,164,530
Accumulated depreciation	(2,383,153)	(2,382,568)
	5,643,246	5,781,962
Held for sale	18,721	—
Developments in progress	87,576	75,991
Net investment in real estate assets	5,749,543	5,857,953
Cash and cash equivalents	25,031	36,892
Receivables:
Tenant, net of allowance for doubtful accounts of $2,034 and $1,923 in 2016 and 2015, respectively	93,756	87,286
Other, net of allowance for doubtful accounts of $1,275 and $1,276 in 2016 and 2015, respectively	13,842	17,958
Mortgage and other notes receivable	20,491	18,238
Investments in unconsolidated affiliates	294,062	276,383
Intangible lease assets and other assets	187,203	185,281
	$6,383,928	$6,479,991

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness, net	$4,683,487	$4,710,628
Accounts payable and accrued liabilities	299,691	344,434
Total liabilities (1)	4,983,178	5,055,062
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	20,854	25,330
Shareholders' equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized:
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding	18	18
6.625% Series E Cumulative Redeemable Preferred Stock, 690,000 shares outstanding	7	7
Common stock, $.01 par value, 350,000,000 shares authorized, 170,791,235 and 170,490,948 issued and outstanding in 2016 and 2015, respectively	1,708	1,705
Additional paid-in capital	1,969,888	1,970,333
Accumulated other comprehensive income	—	1,935
Dividends in excess of cumulative earnings	(705,438)	(689,028)
Total shareholders' equity	1,266,183	1,284,970
Noncontrolling interests	113,713	114,629
Total equity	1,379,896	1,399,599
	$6,383,928	$6,479,991

(1)
As of March 31, 2016, include $517,532 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $435,213 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 5.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Operations (In thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2016	2015
REVENUES:
Minimum rents	$170,629	$169,081
Percentage rents	4,673	4,137
Other rents	5,062	5,171
Tenant reimbursements	73,366	72,133
Management, development and leasing fees	2,581	2,778
Other	6,767	7,609
Total revenues	263,078	260,909

OPERATING EXPENSES:
Property operating	38,628	38,904
Depreciation and amortization	76,506	76,266
Real estate taxes	23,028	22,785
Maintenance and repairs	14,548	14,216
General and administrative	17,168	17,230
Loss on impairment	19,685	—
Other	9,685	6,476
Total operating expenses	199,248	175,877
Income from operations	63,830	85,032
Interest and other income	360	5,274
Interest expense	(55,231)	(59,157)
Gain on extinguishment of debt	6	—
Gain on investment	—	16,560
Equity in earnings of unconsolidated affiliates	32,390	3,823
Income tax benefit	537	916
Income from continuing operations before gain on sales of real estate assets	41,892	52,448
Gain on sales of real estate assets	—	757
Net income	41,892	53,205
Net (income) loss attributable to noncontrolling interests in:
Operating Partnership	(4,945)	(6,172)
Other consolidated subsidiaries	3,127	(869)
Net income attributable to the Company	40,074	46,164
Preferred dividends	(11,223)	(11,223)
Net income attributable to common shareholders	$28,851	$34,941

Basic per share data attributable to common shareholders:
Net income attributable to common shareholders	$0.17	$0.21
Weighted-average common shares outstanding	170,669	170,420

Diluted per share data attributable to common shareholders:
Net income attributable to common shareholders	$0.17	$0.20
Weighted-average common and potential dilutive common shares outstanding	170,669	170,510

Dividends declared per common share	$0.265	$0.265

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$41,892	$53,205

Other comprehensive income (loss):
Unrealized holding gain on available-for-sale securities	—	242
Reclassification to net income of realized gain on available-for-sale securities	—	(16,560)
Unrealized gain on hedging instruments	877	883
Reclassification of hedging effect on earnings	(443)	(523)
Total other comprehensive income (loss)	434	(15,958)

Comprehensive income	42,326	37,247
Comprehensive (income) loss attributable to noncontrolling interests in:
Operating Partnership	(5,008)	(3,018)
Other consolidated subsidiaries	3,127	(869)
Comprehensive income attributable to the Company	$40,445	$33,360

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

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)
(Continued)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2016	$25,330	$25	$1,705	$1,970,333	$1,935	$(689,028)	$1,284,970	$114,629	$1,399,599
Net income (loss)	(3,225)	—	—	—	—	40,074	40,074	5,043	45,117
Other comprehensive income	3	—	—	—	371	—	371	60	431
Performance stock units	—	—	—	258	—	—	258	—	258
Dividends declared - common stock	—	—	—	—	—	(45,261)	(45,261)	—	(45,261)
Dividends declared - preferred stock	—	—	—	—	—	(11,223)	(11,223)	—	(11,223)
Issuances of 323,353 shares of common stock and restricted common stock	—	—	3	339	—	—	342	—	342
Cancellation of 23,066 shares of restricted common stock	—	—	—	(214)	—	—	(214)	—	(214)
Amortization of deferred compensation	—	—	—	1,254	—	—	1,254	—	1,254
Distributions to noncontrolling interests	(2,134)	—	—	—	—	—	—	(9,528)	(9,528)
Adjustment for noncontrolling interests	288	—	—	(1,490)	(2,306)	—	(3,796)	3,509	(287)
Adjustment to record redeemable noncontrolling interests at redemption value	592	—	—	(592)	—	—	(592)	—	(592)
Balance, March 31, 2016	$20,854	$25	$1,708	$1,969,888	$—	$(705,438)	$1,266,183	$113,713	$1,379,896

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,892	$53,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,506	76,266
Net amortization of deferred finance costs and debt premiums	717	1,577
Net amortization of intangible lease assets and liabilities	(622)	(175)
Gain on sales of real estate assets	—	(757)
Gain on investment	—	(16,560)
Write-off of development projects	1	125
Share-based compensation expense	1,802	2,488
Loss on impairment	19,685	—
Equity in earnings of unconsolidated affiliates	(32,390)	(3,823)
Distributions of earnings from unconsolidated affiliates	4,113	4,538
Provision for doubtful accounts	2,104	1,372
Change in deferred tax accounts	99	507
Changes in:
Tenant and other receivables	(4,458)	51
Other assets	(5,115)	(8,692)
Accounts payable and accrued liabilities	(18,557)	(4,388)
Net cash provided by operating activities	85,777	105,734

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(34,304)	(43,324)
(Additions) reductions to restricted cash	(3,133)	4,955
Proceeds from sales of real estate assets	33,425	11,261
Additions to mortgage and other notes receivable	(2,484)	—
Payments received on mortgage and other notes receivable	231	202
Net proceeds from sales of available-for-sale securities	—	20,755
Additional investments in and advances to unconsolidated affiliates	(4,363)	(3,629)
Distributions in excess of equity in earnings of unconsolidated affiliates	9,023	5,156
Changes in other assets	(528)	(3,336)
Net cash used in investing activities	(2,133)	(7,960)

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$90,702	$82,133
Principal payments on mortgage and other indebtedness	(118,102)	(112,215)
Additions to deferred financing costs	(79)	(120)
Proceeds from issuances of common stock	40	52
Purchase of noncontrolling interest in the Operating Partnership	—	(286)
Contributions from noncontrolling interests	—	(31)
Distributions to noncontrolling interests	(11,662)	(10,925)
Dividends paid to holders of preferred stock	(11,223)	(11,223)
Dividends paid to common shareholders	(45,181)	(45,119)
Net cash used in financing activities	(95,505)	(97,734)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,861)	40
CASH AND CASH EQUIVALENTS, beginning of period	36,892	37,938
CASH AND CASH EQUIVALENTS, end of period	$25,031	$37,978

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$45,115	$47,874

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Balance Sheets
(In thousands, except unit data)
(Unaudited)

ASSETS (1)	March 31, 2016	December 31, 2015
Real estate assets:
Land	$866,890	$876,668
Buildings and improvements	7,159,509	7,287,862
	8,026,399	8,164,530
Accumulated depreciation	(2,383,153)	(2,382,568)
	5,643,246	5,781,962
Held for sale	18,721	—
Developments in progress	87,576	75,991
Net investment in real estate assets	5,749,543	5,857,953
Cash and cash equivalents	25,026	36,887
Receivables:
Tenant, net of allowance for doubtful accounts of $2,034 and $1,923 in 2016 and 2015, respectively	93,756	87,286
Other, net of allowance for doubtful accounts of $1,275 and $1,276 in 2016 and 2015, respectively	13,794	17,958
Mortgage and other notes receivable	20,491	18,238
Investments in unconsolidated affiliates	294,596	276,946
Intangible lease assets and other assets	187,083	185,162
	$6,384,289	$6,480,430

LIABILITIES, REDEEMABLE INTERESTS AND CAPITAL
Mortgage and other indebtedness, net	$4,683,487	$4,710,628
Accounts payable and accrued liabilities	299,416	344,434
Total liabilities (1)	4,982,903	5,055,062
Commitments and contingencies (Note 12)
Redeemable interests:
Redeemable noncontrolling interests	1,698	5,586
Redeemable common units	19,156	19,744
Total redeemable interests	20,854	25,330
Partners' capital:
Preferred units	565,212	565,212
Common units:
General partner	8,224	8,435
Limited partners	803,219	822,383
Accumulated other comprehensive income (loss)	—	(868)
Total partners' capital	1,376,655	1,395,162
Noncontrolling interests	3,877	4,876
Total capital	1,380,532	1,400,038
	$6,384,289	$6,480,430

(1)
As of March 31, 2016, includes $517,532 of assets related to consolidated variable interest entities that can only be used to settle obligations of the consolidated variable interest entities and $435,213 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 5.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership Condensed Consolidated Statements of Operations (In thousands, except per unit data) (Unaudited)

	Three Months Ended March 31,
	2016	2015
REVENUES:
Minimum rents	$170,629	$169,081
Percentage rents	4,673	4,137
Other rents	5,062	5,171
Tenant reimbursements	73,366	72,133
Management, development and leasing fees	2,581	2,778
Other	6,767	7,609
Total revenues	263,078	260,909

OPERATING EXPENSES:
Property operating	38,628	38,904
Depreciation and amortization	76,506	76,266
Real estate taxes	23,028	22,785
Maintenance and repairs	14,548	14,216
General and administrative	17,168	17,230
Loss on impairment	19,685	—
Other	9,685	6,476
Total operating expenses	199,248	175,877
Income from operations	63,830	85,032
Interest and other income	360	5,274
Interest expense	(55,231)	(59,157)
Gain on extinguishment of debt	6	—
Gain on investment	—	16,560
Equity in earnings of unconsolidated affiliates	32,390	3,823
Income tax benefit	537	916
Income from continuing operations before gain on sales of real estate assets	41,892	52,448
Gain on sales of real estate assets	—	757
Net income	41,892	53,205
Net (income) loss attributable to noncontrolling interests	3,127	(869)
Net income attributable to the Operating Partnership	45,019	52,336
Distributions to preferred unitholders	(11,223)	(11,223)
Net income attributable to common unitholders	$33,796	$41,113

Basic per unit data attributable to common unitholders:
Net income attributable to common unitholders	$0.17	$0.21
Weighted-average common units outstanding	199,926	199,681

Diluted per unit data attributable to common unitholders:
Net income attributable to common unitholders	$0.17	$0.21
Weighted-average common and potential dilutive common units outstanding	199,926	199,771

Distributions declared per common unit	$0.273	$0.273

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$41,892	$53,205

Other comprehensive income (loss):
Unrealized holding gain on available-for-sale securities	—	242
Reclassification to net income of realized gain on available-for-sale securities	—	(16,560)
Unrealized gain on hedging instruments	877	883
Reclassification of hedging effect on earnings	(443)	(523)
Total other comprehensive income (loss)	434	(15,958)

Comprehensive income	42,326	37,247
Comprehensive (income) loss attributable to noncontrolling interests	3,127	(869)
Comprehensive income of the Operating Partnership	$45,453	$36,378

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Capital
(In thousands)
 (Unaudited)

	Redeemable Interests			Number of			Common Units
	Redeemable Noncontrolling Interests	Redeemable Common Units	Total Redeemable Interests	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital	Noncontrolling Interests	Total Capital
Balance, January 1, 2015	$6,455	$31,104	$37,559	25,050	199,532	$565,212	$9,789	$953,349	$13,183	$1,541,533	$8,908	$1,550,441
Net income (loss)	782	329	1,111	—	—	11,223	419	40,365	—	52,007	87	52,094
Other comprehensive loss	—	(382)	(382)	—	—	—	—	—	(15,576)	(15,576)	—	(15,576)
Performance stock units	—	—	—	—	—	—	2	154	—	156	—	156
Distributions declared - common units	—	(1,126)	(1,126)	—	—	—	(533)	(52,808)	—	(53,341)	—	(53,341)
Distributions declared - preferred units	—	—	—	—	—	(11,223)	—	—	—	(11,223)	—	(11,223)
Issuances of common units	—	—	—	—	270	—	—	541	—	541	—	541
Redemption of common units	—	—	—	—	(15)	—	—	(285)	—	(285)	—	(285)
Cancellation of restricted common stock	—	—	—	—	(37)	—	—	(725)	—	(725)	—	(725)
Amortization of deferred compensation	—	—	—	—	—	—	19	1,828	—	1,847	—	1,847
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(37)	(37)
Distributions to noncontrolling interests	(514)	—	(514)	—	—	—	—	—	—	—	(1,115)	(1,115)
Allocation of partners' capital	—	674	674	—	—	—	(37)	(727)	—	(764)	—	(764)
Adjustment to record redeemable interests at redemption value	(566)	712	146	—	—	—	(2)	(144)	—	(146)	—	(146)
Balance, March 31, 2015	$6,157	$31,311	$37,468	25,050	199,750	$565,212	$9,657	$941,548	$(2,393)	$1,514,024	$7,843	$1,521,867

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Capital
(In thousands)
(Unaudited)
(Continued)

	Redeemable Interests			Number of			Common Units
	Redeemable Noncontrolling Interests	Redeemable Common Units	Total Redeemable Interests	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital	Noncontrolling Interests	Total Capital
Balance, January 1, 2016	$5,586	$19,744	$25,330	25,050	199,748	$565,212	$8,435	$822,383	$(868)	$1,395,162	$4,876	$1,400,038
Net income	(3,489)	264	(3,225)	—	—	11,223	344	33,188	—	44,755	362	45,117
Other comprehensive income (loss)	—	3	3	—	—	—	—		431	431	—	431
Performance stock units	—	—	—	—	—	—	3	255	—	258	—	258
Distributions declared - common units	—	(1,143)	(1,143)	—	—	—	(533)	(52,895)	—	(53,428)	—	(53,428)
Distributions declared - preferred units	—	—	—	—	—	(11,223)	—		—	(11,223)	—	(11,223)
Issuances of common units	—	—	—	—	323	—	—	342	—	342	—	342
Cancellation of restricted common stock	—	—	—	—	(23)	—	—	(214)	—	(214)	—	(214)
Amortization of deferred compensation	—	—	—	—	—	—	12	1,242	—	1,254	—	1,254
Distributions to noncontrolling interests	(991)	—	(991)	—	—	—	—		—	—	(1,361)	(1,361)
Allocation of partners' capital	—	288	288	—	—	—	(31)	(496)	437	(90)	—	(90)
Adjustment to record redeemable interests at redemption value	592	—	592	—	—	—	(6)	(586)	—	(592)	—	(592)
Balance, March 31, 2016	$1,698	$19,156	$20,854	25,050	200,048	$565,212	$8,224	$803,219	$—	$1,376,655	$3,877	$1,380,532

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,892	$53,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,506	76,266
Net amortization of deferred finance costs and debt premiums	717	1,577
Net amortization of intangible lease assets and liabilities	(622)	(175)
Gain on sales of real estate assets	—	(757)
Gain on investment	—	(16,560)
Write-off of development projects	1	125
Share-based compensation expense	1,802	2,488
Loss on impairment	19,685	—
Equity in earnings of unconsolidated affiliates	(32,390)	(3,823)
Distributions of earnings from unconsolidated affiliates	4,113	4,538
Provision for doubtful accounts	2,104	1,372
Change in deferred tax accounts	99	507
Changes in:
Tenant and other receivables	(4,410)	51
Other assets	(5,115)	(8,692)
Accounts payable and accrued liabilities	(18,605)	(4,392)
Net cash provided by operating activities	85,777	105,730

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(34,304)	(43,324)
(Additions) reductions to restricted cash	(3,133)	4,955
Proceeds from sales of real estate assets	33,425	11,261
Additions to mortgage and other notes receivable	(2,484)	—
Payments received on mortgage and other notes receivable	231	202
Net proceeds from sales of available-for-sale securities	—	20,755
Additional investments in and advances to unconsolidated affiliates	(4,363)	(3,629)
Distributions in excess of equity in earnings of unconsolidated affiliates	9,023	5,156
Changes in other assets	(528)	(3,336)
Net cash used in investing activities	(2,133)	(7,960)

CBL & Associates Limited Partnership Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$90,702	$82,133
Principal payments on mortgage and other indebtedness	(118,102)	(112,215)
Additions to deferred financing costs	(79)	(120)
Proceeds from issuances of common units	40	52
Redemption of common units	—	(286)
Contributions from noncontrolling interests	—	(31)
Distributions to noncontrolling interests	(2,352)	(10,925)
Distributions to preferred unitholders	(11,223)	(11,223)
Distributions to common unitholders	(54,491)	(45,119)
Net cash used in financing activities	(95,505)	(97,734)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,861)	36
CASH AND CASH EQUIVALENTS, beginning of period	36,887	37,926
CASH AND CASH EQUIVALENTS, end of period	$25,026	$37,962

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$45,115	$47,874

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
CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the “Operating Partnership”), which is a variable interest entity ("VIE"). In accordance with the guidance in ASC 810, Consolidations, the Company is exempt from providing further disclosures related to the Operating Partnership's VIE classification. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a VIE.  As of March 31, 2016, the Operating Partnership owned interests in the following properties:

	Malls (1)	Associated Centers	Community Centers	Office Buildings (2)	Total
Consolidated properties	71	21	6	8	106
Unconsolidated properties (3)	10	4	5	5	24
Total	81	25	11	13	130

(1)	Category consists of regional malls, open-air centers and outlet centers (including one mixed-use center).

(2)	Includes CBL's corporate office buildings.

(3)	The Operating Partnership accounts for these investments using the equity method because one or more of the other partners have substantive participating rights.

At March 31, 2016, the Operating Partnership had interests in the following properties under development:

	Consolidated Properties		Unconsolidated Properties
	Malls	Community Centers	Malls	Community Centers
Development	—	—	—	1
Expansions	—	1	1	2
Redevelopments	2	—	2	—
The Operating Partnership also holds options to acquire certain development properties owned by third parties.
CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At March 31, 2016, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 84.4% limited partner interest for a combined interest held by CBL of 85.4%.
As used herein, the term "Company" includes CBL & Associates Properties, Inc. and its subsidiaries, including CBL & Associates Limited Partnership and its subsidiaries, unless the context indicates otherwise. The term "Operating Partnership" refers to CBL & Associates Limited Partnership and its subsidiaries.
The noncontrolling interest in the Operating Partnership is held by CBL & Associates, Inc., its shareholders and affiliates and certain senior officers of the Company (collectively "CBL's Predecessor"), all of which contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993, and by various third parties. At March 31, 2016, CBL’s Predecessor owned a 9.1% limited partner interest and third parties owned a 5.5% limited partner interest in the Operating Partnership.  CBL's Predecessor also owned 3.7 million shares of CBL’s common stock at March 31, 2016, for a total combined effective interest of 10.9% in the Operating Partnership.
The Operating Partnership conducts the Company’s property management and development activities through its wholly-owned subsidiary, CBL & Associates Management, Inc. (the “Management Company”), to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. All intercompany transactions have been eliminated. The results for the interim period ended March 31, 2016 are not necessarily indicative of the results to be obtained for the full fiscal year.
These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2015.
Note 2 – Recent Accounting Pronouncements
Accounting Guidance Adopted
In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"). The guidance modified the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminated the presumption that a general partner should consolidate a limited partnership and affected the evaluation of fee arrangements and related party relationships in the primary beneficiary determination. For public companies, ASU 2015-02 was effective for annual periods beginning after December 15, 2015 and interim periods within those years using either a retrospective or a modified retrospective approach. The adoption of ASU 2015-02 resulted in the identification of several VIEs as discussed in Note 5 but did not alter any of the Company's consolidation conclusions. The adoption of the guidance did not have an impact on the Company's consolidated financial statements other than the additional disclosures that were noted.
Accounting Guidance Not Yet Effective
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 identifies areas for simplification of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. For public companies, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period and may be applied on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of the date of adoption. Early adoption is permitted. The Company expects to adopt ASU 2016-09 as of January 1, 2017 and is currently assessing the potential impact of adopting the new guidance.
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). The objective of ASU 2016-02 is to increase transparency and comparability by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, lessees will be required to recognize a right-of-use asset and corresponding lease liability on the balance sheet for all leases with terms greater than 12 months. The guidance applied by a lessor under ASU 2016-02 is substantially similar to existing GAAP. For public companies, ASU 2016-02 is effective for annual periods beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. Lessees and lessors are required to use a modified retrospective transition method for all leases existing at, or entered into after, the date of initial application. Accordingly, they would apply the new accounting model for the earliest year presented in the financial statements. A number of practical expedients may also be elected. The Company expects to adopt ASU 2016-02 as of January 1, 2019 and is evaluating the impact that this update may have on its consolidated financial statements and related disclosures.
In May 2014, the FASB and the International Accounting Standards Board jointly issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The objective of this converged standard is to enable financial statement users to better understand and analyze revenue by replacing current transaction and industry-specific guidance with a more principles-based approach to revenue recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that the entity expects to be entitled to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other guidance such as lease and insurance contracts. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which allows an additional one year deferral of ASU 2014-09. As a result, ASU 2014-09 is effective for annual periods beginning after December 15, 2017 and interim periods within those years using one of two retrospective application methods. Early adoption would be permitted only for annual reporting periods beginning after December 15, 2016 and interim periods within those years. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08"). The guidance in ASU 2016-08 clarifies the implementation of ASU 2014-09 on principal versus agent consideration and has the same effective date as ASU 2014-09, as deferred by ASU 2015-14. The Company is evaluating the impact that these updates may have on its consolidated financial statements.

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

The asset or liability's fair value within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Under ASC 820, fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability in an orderly transaction at the measurement date and under current market conditions. Valuation techniques used maximize the use of observable inputs and minimize the use of unobservable inputs and consider assumptions such as inherent risk, transfer restrictions and risk of nonperformance.
Fair Value Measurements on a Recurring Basis
The following tables set forth information regarding the Company’s financial instruments that are measured at fair value on a recurring basis in the accompanying condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015:

Fair Value Measurements at Reporting Date Using
	Fair Value at March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps (1)	$—	$—	$—	$—
(1) The interest rate swaps matured April 1, 2016.

		Fair Value Measurements at Reporting Date Using
	Fair Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$434	$—	$434	$—
The Company recognizes transfers in and out of every level at the end of each reporting period. There were no transfers between Levels 1, 2, or 3 for any periods presented.
The Company uses interest rate swaps to mitigate the effect of interest rate movements on its variable-rate debt.  The Company had four interest rate swaps as of March 31, 2016 and December 31, 2015, respectively, that qualified as hedging instruments and were designated as cash flow hedges.  These swaps matured on April 1, 2016. The interest rate swaps are reflected in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.  The swaps have met the effectiveness test criteria since inception and changes in their fair values were, thus, reported in other comprehensive income (loss) ("OCI/L") and reclassified into earnings in the same period or periods during which the hedged items affected earnings.  The fair values of the Company’s interest rate hedges, classified under Level 2, were determined based on prevailing market data for contracts with matching durations, current and anticipated LIBOR information, consideration of the Company’s credit standing, credit risk of the counterparties and reasonable estimates about relevant future market conditions.  See Note 6 for further information regarding the Company’s interest rate hedging instruments.

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments.  Based on the interest rates for similar financial instruments, the carrying value of mortgage and other notes receivable is a reasonable estimate of fair value.  The estimated fair value of mortgage and other indebtedness was $4,980,818 and $4,945,622 at March 31, 2016 and December 31, 2015, respectively.  The fair value was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently. The carrying amount of mortgage and other indebtedness was $4,683,487 and $4,710,628 at March 31, 2016 and December 31, 2015, respectively.
Fair Value Measurements on a Nonrecurring Basis
The Company measures the fair value of certain long-lived assets on a nonrecurring basis, through quarterly impairment testing or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company considers both quantitative and qualitative factors in its impairment analysis of long-lived assets. Significant quantitative factors include historical and forecasted information for each property such as net operating income ("NOI"), occupancy statistics and sales levels. Significant qualitative factors used include market conditions, age and condition of the property and tenant mix. Due to the significant unobservable estimates and assumptions used in the valuation of long-lived assets that experience impairment, the Company classifies such long-lived assets under Level 3 in the fair value hierarchy. The fair value analysis as of March 31, 2016 used various probability-weighted scenarios comparing the property's net book value to the sum of its estimated fair value. Assumptions included up to a 10-year holding period with a sale at the end of the holding period and capitalization rates ranging from 9% to 12%. As these assumptions are subject to economic and market uncertainties, they are difficult to predict and are subject to future events that may alter the assumptions used or management's estimates of future possible outcomes.
The following table sets forth information regarding the Company's assets that are measured at fair value on a nonrecurring basis and related impairment charges:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
2016:
Long-lived assets	$57,200	$—	$—	$57,200	$19,514

Long-lived Assets Measured at Fair Value in 2016
During the three months ended March 31, 2016, the Company recognized a non-cash impairment of real estate of $19,514 when it wrote down three malls and an associated center to their estimated fair values. These properties were Bonita Lakes Mall and Bonita Lakes Crossing ("Bonita Lakes"), Midland Mall and River Ridge Mall.
In accordance with the Company's quarterly impairment review process, the Company recorded a non-cash impairment of real estate of $5,323 in the first quarter of 2016 when it adjusted the book value of Bonita Lakes Mall and Bonita Lakes Crossing, located in Meridian, MS, to their estimated fair value of $28,000 as of March 31, 2016.
The Company recognized a non-cash impairment of $4,681 on Midland Mall, located in Midland, MI, when it wrote down the mall to its estimated fair value of $29,200 as of March 31, 2016. The Company plans to exit this investment when the non-recourse loan secured by the property matures later this year and recognized an impairment upon the change in its plans to hold the investment.
The Company sold a 75% interest in its wholly-owned investment in River Ridge Mall to a newly formed joint venture in March 2016 and recognized a non-cash impairment of $9,510 when it adjusted the book value to its net sales price. The impairment loss includes a $2,100 reserve for a roof and electrical work that the Company must fund as part of the joint venture agreement. The Company's 25% share of River Ridge, the Company's 25% share in property contributed by the other partner and the $2,100 reserve noted above is included in investment in unconsolidated affiliates on the Company's consolidated balance sheet at March 31, 2016 with a fair value of $20,033. See Note 5 for further information.

A reconciliation of each property's carrying values for the three months ending March 31, 2016 is as follows:

	Bonita Lakes (1)	Midland Mall (2)	River Ridge Mall (3)	Total
Beginning carrying value, January 1, 2016	$33,347	$34,195	$56,610	$124,152
Capital expenditures	379	52	7,106	7,537
Depreciation expense	(403)	(366)	(673)	(1,442)
Net sales proceeds			(33,500)	(33,500)
Loss on impairment of real estate	(5,323)	(4,681)	(9,510)	(19,514)
Reclass to investments in unconsolidated affiliates	—	—	(20,033)	(20,033)
Ending carrying value, March 31, 2016	$28,000	$29,200	$—	$57,200

(1)	The revenues of Bonita Lakes accounted for approximately 0.7% of total consolidated revenues for the trailing twelve months ended March 31, 2016.

(2)	The revenues of Midland Mall accounted for approximately 0.6% of total consolidated revenues for the trailing twelve months ended March 31, 2016.

(3)	The revenues of River Ridge Mall accounted for approximately 0.6% of total consolidated revenues for the trailing twelve months ended March 31, 2016.
Other Impairment Loss in 2016
During the three months ended March 31, 2016, the Company recorded an impairment of real estate of $171 related to the sale of an outparcel.

Note 4 – Acquisitions, Dispositions and Held for Sale
Acquisitions
The Company did not acquire any consolidated shopping center properties during the three months ended March 31, 2016.
On June 18, 2015, the Company acquired a 100% interest in Mayfaire Town Center and Community Center, in Wilmington, NC, for a total cash purchase price of $191,988 utilizing availability on its lines of credit. Since the acquisition date, $8,982 of revenue and $410 and income was included in the consolidated financial statements for the year ended December 31, 2015. The pro forma effect of this acquisition was not material. Subsequent to its acquisition, the Company sold Mayfaire Community Center in December 2015. See details below.
Dispositions and Held for Sale
The Company evaluates its disposals utilizing the guidance in ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Based on its analysis, the Company determined that the dispositions described below do not meet the criteria for classification as discontinued operations and are not considered to be significant disposals based on its quantitative and qualitative evaluation. Thus, the results of operations of the shopping center properties described below, as well as any related impairment loss, are included in income from continuing operations for all periods presented, as applicable.
2016
In March 2016, the Company sold a 75% interest in River Ridge Mall, located in Lynchburg, VA. In the first quarter of 2016, the Company recorded a non-cash impairment of real estate of $9,510 to adjust the book value of the property to its net sales price. See Note 3 for more information. The Company retained a 25% ownership interest in the property, which is included in investments in unconsolidated affiliates as of March 31, 2016 on the Company's condensed consolidated balance sheet. See Note 5 for more information on this new joint venture.
See Note 16 for information on the sale of The Crossings at Marshalls Creek subsequent to March 31, 2016. This property is classified as held for sale and the $18,721 on the Company's condensed consolidated balance sheet represents the net carrying value of the property at March 31, 2016, which approximates 0.3% of the Company's total assets as of March 31, 2016.

2015
Net proceeds from the 2015 dispositions were used to reduce the outstanding balances on the Company's credit facilities. The following is a summary of the Company's 2015 dispositions:

Sales Date	Property	Property Type	Location	Gross Sales Price	Net Proceeds	Gain
December	Mayfaire Community Center (1)	Community Center (2)	Wilmington, NC	$56,300	$55,955	$—
December	Chapel Hill Crossing (3)	Associated Center	Akron, OH	2,300	2,178	—
November	Waynesville Commons	Community Center	Waynesville, NC	14,500	14,289	5,071
July	Madison Plaza	Associated Center	Huntsville, AL	5,700	5,472	2,769
June	EastGate Crossing (4)	Associated Center	Cincinnati, OH	21,060	20,688	13,491
April	Madison Square (5)	Mall	Huntsville, AL	5,000	4,955	—
				$104,860	$103,537	$21,331

(1)	The Company recognized a loss on impairment of real estate of $397 in the fourth quarter of 2015 when it adjusted the book value of Mayfaire Community Center to its net sales price.

(2)	This property was combined with Mayfaire Towne Center in the Malls category for segment reporting purposes.

(3)	The Company recognized a loss on impairment of real estate of $1,914 in the fourth quarter of 2015 when it adjusted the book value of Chapel Hill Crossing to its net sales price.

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

(5)	The Company recognized a loss on impairment of real estate of $2,620 in the second quarter of 2015 when it adjusted the book value of Madison Square to its net sales price.
Note 5 – Unconsolidated Affiliates, Redeemable Interests, Noncontrolling Interests and Cost Method Investments
Unconsolidated Affiliates
At March 31, 2016, the Company had investments in the following 20 entities, which are accounted for using the equity method of accounting:

Joint Venture	Property Name	Company's Interest
Ambassador Infrastructure, LLC	Ambassador Town Center - Infrastructure Improvements	65.0%
Ambassador Town Center JV, LLC	Ambassador Town Center	65.0%
CBL/T-C, LLC	CoolSprings Galleria, Oak Park Mall and West County Center	50.0%
CBL-TRS Joint Venture, LLC	Friendly Center, The Shops at Friendly Center and a portfolio of four office buildings	50.0%
CBL-TRS Joint Venture II, LLC	Renaissance Center	50.0%
El Paso Outlet Outparcels, LLC	The Outlet Shoppes at El Paso (vacant land)	50.0%
Fremaux Town Center JV, LLC	Fremaux Town Center Phases I and II	65.0%
G&I VIII CBL Triangle LLC	Triangle Town Center, Triangle Town Commons and Triangle Town Place	10.0%
Governor’s Square IB	Governor’s Plaza	50.0%
Governor’s Square Company	Governor’s Square	47.5%
High Pointe Commons, LP	High Pointe Commons	50.0%
High Pointe Commons II-HAP, LP	High Pointe Commons - Christmas Tree Shop	50.0%
JG Gulf Coast Town Center LLC	Gulf Coast Town Center Phases I, II and III	50.0%
Kentucky Oaks Mall Company	Kentucky Oaks Mall	50.0%
Mall of South Carolina L.P.	Coastal Grand	50.0%
Mall of South Carolina Outparcel L.P.	Coastal Grand Crossing and vacant land	50.0%
Port Orange I, LLC	The Pavilion at Port Orange Phase I and one office building	50.0%
River Ridge Mall JV, LLC	River Ridge Mall	25.0%
West Melbourne I, LLC	Hammock Landing Phases I and II	50.0%
York Town Center, LP	York Town Center	50.0%

Although the Company had majority ownership of certain joint ventures during 2016 and 2015, it evaluated the investments and concluded that the other partners or owners in these joint ventures had substantive participating rights, such as approvals of:

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
CBL-TRS Joint Venture II, LLC
See Note 16 for information on the sale of Renaissance Center subsequent to March 31, 2016. This property is classified as held for sale within the condensed combined financial statements of unconsolidated affiliates as of March 31, 2016.
G&I VIII CBL Triangle LLC
In February 2016, G&I VIII CBL Triangle LLC, a newly formed 10/90 joint venture between the Company and DRA Advisors, acquired Triangle Town Center, Triangle Town Commons and Triangle Town Place from an existing 50/50 joint venture, Triangle Town Member LLC, between the Company and The R.E. Jacobs Group for $174,000, including the assumption of the $171,092 loan, of which each partner's share was $85,546 as of the closing date. Concurrent with the formation of the new joint venture, the new entity closed on a modification and restructuring of the loan. See information on the new loan under Financings below. The Company also made an equity contribution of $3,060 to the joint venture at closing to fund certain items. The Company will continue to lease and manage the properties. The joint venture is accounted for using the equity method of accounting.
The joint venture has not yet finalized its allocation of the fair value of the tangible and identifiable intangible assets acquired as it is awaiting certain valuation information. The Company expects a final determination of the purchase price allocation will be made during 2016.
River Ridge Mall JV, LLC
In March 2016, the Company entered into a 25/75 joint venture, River Ridge Mall JV, LLC, ("River Ridge") with an unaffiliated partner. The Company contributed River Ridge Mall, located in Lynchburg, VA, to River Ridge and the partner contributed $33,500 of cash and an anchor parcel at River Ridge Mall that it already owned having a value of $7,000. Of the $33,500 of cash distributed to the Company, $32,819 was used to reduce outstanding balances on our lines of credit. Following the initial formation, all required future contributions will be funded on a pro rata basis. The joint venture is accounted for using the equity method of accounting.
The Company has accounted for the formation of River Ridge as the sale of a partial interest and recorded a non-cash loss on impairment of real estate of $9,510 in the first quarter of 2016, which includes a reserve of $2,100 for future capital expenditures. See Note 3 for more information.
The Company will continue to manage and lease the mall. The Company has the right to require its 75% partner to purchase its 25% interest in River Ridge if the Company ceases to manage the property at the partner's election.

Condensed combined financial statement information of these unconsolidated affiliates is as follows:

	As of
ASSETS	March 31, 2016	December 31, 2015
Investment in real estate assets	$2,355,978	$2,357,902
Accumulated depreciation	(595,145)	(677,448)
	1,760,833	1,680,454
Held for sale	68,064	—
Developments in progress	15,458	59,592
Net investment in real estate assets	1,844,355	1,740,046
Other assets	199,405	168,540
Total assets	$2,043,760	$1,908,586

LIABILITIES
Mortgage and other indebtedness	$1,560,802	$1,546,272
Other liabilities	54,059	51,357
Total liabilities	1,614,861	1,597,629

OWNERS' EQUITY
The Company	224,762	184,868
Other investors	204,137	126,089
Total owners' equity	428,899	310,957
Total liabilities and owners' equity	$2,043,760	$1,908,586

	Total for the Three Months Ended March 31,		Company's Share for the Three Months Ended March 31,
	2016	2015	2016	2015
Total revenues	$64,204	$62,472	$30,264	$32,835
Depreciation and amortization	(20,610)	(19,481)	(9,178)	(10,317)
Interest income	336	332	256	255
Interest expense	(13,489)	(18,794)	(6,585)	(9,685)
Operating expenses	(20,072)	(19,306)	(8,762)	(9,828)
Gain on sales of real estate assets	80,959	815	26,395	563
Net income	$91,328	$6,038	$32,390	$3,823
Financings
The following table presents the loan activity of the Company's unconsolidated affiliates in 2016:

Date	Property	Stated Interest Rate		Maturity Date (1)		Amount Financed or Extended
February	Port Orange (2)	LIBOR + 2.00%		February 2018	(3)	$58,628
February	Hammock Landing - Phase I (2)	LIBOR + 2.00%		February 2018	(3)	43,347	(4)
February	Hammock Landing - Phase II (2)	LIBOR + 2.00%		February 2018	(3)	16,757
February	Triangle Town Center, Triangle Town Place, Triangle Town Commons (5)	4.00%	(6)	December 2018	(7)	171,092

(1)	Excludes any extension options.

(2)	The guaranty was reduced from 25% to 20% in conjunction with the refinancing. See Note 12 for more information.

(3)	The loan was modified and extended to February 2018 with a one-year extension option.

(4)	The capacity was increased from $39,475.

(5)	The loan was amended and modified in conjunction with the sale of the property to a newly formed joint venture. See above.

(6)	The interest rate was reduced from 5.74% to 4.00% interest-only payments through the initial maturity date.

(7)	The loan was extended to December 2018 with two one-year extension options.

All of the debt on the properties owned by the unconsolidated affiliates is non-recourse, except for Ambassador, Ambassador Infrastructure, Fremaux Phases I and II, West Melbourne and Port Orange. See Note 12 for a description of guarantees the Company has issued related to certain unconsolidated affiliates.
JG Gulf Coast Town Center LLC - Phases I and II
In the third quarter of 2015, the lender of the non-recourse mortgage loan secured by Phases I and II of Gulf Coast Town Center in Ft. Myers, FL sent a formal notice of default and initiated foreclosure proceedings. Gulf Coast Town Center generates insufficient cash flow to cover the debt service on the mortgage, which had a balance of $190,800 (of which the Company's 50% share was $95,400) at March 31, 2016 and a contractual maturity date of July 2017. In the third quarter of 2015, the lender on the loan began receiving the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments.
Redeemable Interests of the Operating Partnership
Redeemable common units of $19,156 and $19,744 at March 31, 2016 and December 31, 2015, respectively, include a partnership interest in the Operating Partnership for which the partnership agreement includes redemption provisions that may require the Operating Partnership to redeem the partnership interest for real property.
Redeemable noncontrolling interests of $1,698 and $5,586 at March 31, 2016 and December 31, 2015, respectively, include the aggregate noncontrolling ownership interest in consolidated subsidiaries that is held by third parties and for which the related partnership agreements contain redemption provisions at the holder's election that allow for redemption through cash and/or properties. The change relates to the reclassification of AOCI upon the maturity of the Company's hedges. See Note 7.
Noncontrolling Interests of the Operating Partnership
Noncontrolling interests include the aggregate noncontrolling ownership interest in the Operating Partnership's consolidated subsidiaries that is held by third parties and for which the related partnership agreements either do not include redemption provisions or are subject to redemption provisions that do not require classification outside of permanent equity. Total noncontrolling interest was $3,877 and $4,876, as of March 31, 2016 and December 31, 2015, respectively.
Noncontrolling Interests of the Company
The noncontrolling interests of the Company include the third party interests discussed above as well as the aggregate noncontrolling partnership interest in the Operating Partnership that is not owned by the Company and for which each of the noncontrolling limited partners has the right to exchange all or a portion of its partnership interests for shares of the Company’s common stock or, at the Company’s election, their cash equivalent. As of March 31, 2016, the Company's total noncontrolling interests of $113,713 consisted of noncontrolling interests in the Operating Partnership and in other consolidated subsidiaries of $109,836 and $3,877, respectively. The Company's total noncontrolling interests at December 31, 2015 of $114,629 consisted of noncontrolling interests in the Operating Partnership and in other consolidated subsidiaries of $109,753 and $4,876, respectively.
Cost Method Investment
The Company owns a 6.2% noncontrolling interest in subsidiaries of Jinsheng, an established mall operating and real estate development company located in Nanjing, China. The Company accounts for its noncontrolling interest in Jinsheng using the cost method because the Company does not exercise significant influence over Jinsheng and there is no readily determinable market value of Jinsheng’s shares since they are not publicly traded.  The carrying amount of this investment was $5,325 at March 31, 2016 and December 31, 2015. The noncontrolling interest is reflected as investment in unconsolidated affiliates in the accompanying condensed consolidated balance sheets.
Variable Interest Entities
As discussed in Note 2, effective January 1, 2016, the Company adopted ASU 2015-02. As a result, the Operating Partnership and certain of our subsidiaries are deemed to have the characteristics of a VIE primarily because the limited partners of these entities do not collectively possess substantive kick-out or participating rights. However, the Company was not required to consolidate any previously unconsolidated entities or deconsolidate any previously consolidated entities as a result of the change in classification. Accordingly, the adoption of ASU 2015-02 affected disclosure only and did not change amounts within the condensed consolidated financial statements.

The Company consolidates the Operating Partnership, which is a VIE, for which the Company is the primary beneficiary. The Company, through the Operating Partnership, consolidates all VIEs for which it is the primary beneficiary. Generally, a VIE, is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest or the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. A limited partnership is considered a VIE when the majority of the limited partners unrelated to the general partner possess neither the right to remove the general partner without cause, nor certain rights to participate in the decisions that most significantly affect the financial results of the partnership. In determining whether the Company is the primary beneficiary of a VIE, the Company considers qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of the Company's investment; the obligation or likelihood for the Company or other investors to provide financial support; and the similarity with and significance to our business activities and the business activities of the other investors.
The table below lists the Company's VIEs as of March 31, 2016 under the new guidance:

Consolidated VIEs:
CBL Terrace LP
Foothills Mall Associates
High Point Development LP II
Jarnigan Road LP
Lebcon Associates
Lebcon I, Ltd
Lee Partners
Village at Orchard Hills, LLC
Statesboro Crossing, LLC
The Promenade at D'Ilberville
Madison Grandview Forum, LLC
Atlanta Outlet Shoppes, LLC
Woodstock Ga Investments, LLC
Atlanta Outlet Outparcels, LLC
El Paso Outlet Center Holding, LLC
El Paso Outlet Center II, LLC
Gettysburg Outlet Center Holding, LLC
Gettysburg Outlet Center, LLC
Louisville Outlet Shoppes, LLC
Louisville Outlet Outparcels, LLC

Unconsolidated VIEs:
JG Gulf Coast Town Center LLC
Ambassador Infrastructure, LLC
G&I VIII CBL Triangle LLC (1)
Triangle Town Member LLC (1)

(1)
As discussed above, prior to the sale of the Company's 50% interest in Triangle Town Member LLC, the Company's investment in this joint venture represented an interest in a VIE. Upon, the sale of the Company's 50% interest in Triangle Town Member LLC to G&I VIII CBL Triangle LLC, the Company determined that the new unconsolidated affiliate also represents an interest in a VIE based upon the criteria noted above.

Note 6 – Mortgage and Other Indebtedness
Debt of the Company
CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that it has a direct or indirect ownership interest in, is the borrower on all of the Company's debt.
CBL is a limited guarantor of the 5.25% and 4.60% senior unsecured notes, issued by the Operating Partnership in November 2013 and October 2014, respectively, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. The Company also provides a similar limited guarantee of the Operating Partnership's obligations with respect to its unsecured credit facilities and three unsecured term loans as of March 31, 2016.
Debt of the Operating Partnership
Mortgage and other indebtedness consisted of the following:

	March 31, 2016		December 31, 2015
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$2,720,015	5.68%	$2,736,538	5.68%
Senior unsecured notes due 2023 (3)	446,249	5.25%	446,151	5.25%
Senior unsecured notes due 2024 (4)	299,934	4.60%	299,933	4.60%
Other	61	3.50%	2,686	3.50%
Total fixed-rate debt	3,466,259	5.53%	3,485,308	5.53%
Variable-rate debt:
Non-recourse term loans on operating properties	19,355	2.87%	16,840	2.49%
Recourse term loans on operating properties	25,974	3.03%	25,635	2.97%
Unsecured lines of credit	387,186	1.63%	398,904	1.54%
Unsecured term loans	800,000	1.87%	800,000	1.82%
Total variable-rate debt	1,232,515	1.84%	1,241,379	1.76%
Total fixed-rate and variable-rate debt	4,698,774	4.56%	4,726,687	4.54%
Unamortized deferred financing costs	(15,287)		(16,059)
Total mortgage and other indebtedness	$4,683,487		$4,710,628

(1)	Weighted-average interest rate includes the effect of debt premiums and discounts, but excludes amortization of deferred financing costs.

(2)
The Operating Partnership had four interest rate swaps on notional amounts totaling $100,009 as of March 31, 2016 and $101,151 as of December 31, 2015 related to four variable-rate loans on operating properties to effectively fix the interest rate on the respective loans.  Therefore, these amounts were reflected in fixed-rate debt at March 31, 2016 and December 31, 2015. The swaps matured April 1, 2016.

(3)	The balance is net of an unamortized discount of $3,751 and $3,849 as of March 31, 2016 and December 31, 2015, respectively.

(4)	The balance is net of an unamortized discount of $66 and $67 as of March 31, 2016 and December 31, 2015, respectively.
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
Each facility bears interest at LIBOR plus a spread of 0.875% to 1.55% based on the Company's credit ratings. As of March 31, 2016, the Company's interest rate based on its credit ratings of Baa3 from Moody's Investors Service ("Moody's") and BBB- from Standard & Poor's ("S&P") and Fitch Ratings ("Fitch") is LIBOR plus 120 basis points. Additionally, the Company pays an annual facility fee that ranges from 0.125% to 0.3% of the total capacity of each facility based on the Company's credit ratings. As of March 31, 2016, the annual facility fee was 0.25%. The three unsecured lines of credit had a weighted-average interest rate of 1.63% at March 31, 2016.
The following summarizes certain information about the Company's unsecured lines of credit as of March 31, 2016:

	Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date
Wells Fargo - Facility A	$500,000	$—	(1)	October 2019	October 2020	(2)
First Tennessee	100,000	27,800	(3)	October 2019	October 2020	(4)
Wells Fargo - Facility B	500,000	359,386	(5)	October 2020
	$1,100,000	$387,186

(1)	There was an additional $350 outstanding on this facility as of March 31, 2016 for letters of credit. Up to $30,000 of the capacity on this facility can be used for letters of credit.

(2)
The extension options are at the Company's election, subject to continued compliance with the terms of the facilities, and has a one-time extension fee of 0.15% of the commitment amount of each credit facility.

(3)	There was an additional $113 outstanding on this facility as of March 31, 2016 for letters of credit. Up to $20,000 of the capacity on this facility can be used for letters of credit.

(4)
The extension option on the facility is at the Company's election, subject to continued compliance with the terms of the facility, and has a one-time extension fee of 0.20% of the commitment amount of the credit facility.

(5)	There was an additional $5,464 outstanding on this facility as of March 31, 2016 for letters of credit. Up to $30,000 of the capacity on this facility can be used for letters of credit.
Unsecured Term Loans
The Company has a $350,000 unsecured term loan, which bears interest at a variable rate of LIBOR plus 1.35% based on the Company's current credit ratings. The loan matures in October 2017 and has two one-year extension options for an outside maturity date of October 2019. At March 31, 2016, the outstanding borrowings of $350,000 had an interest rate of 1.78%.
The Company has a $400,000 unsecured term loan, which bears interest at a variable rate of LIBOR plus 1.50% based on the Company's current credit ratings and has a maturity date of July 2018. At March 31, 2016, the outstanding borrowings of $400,000 had an interest rate of 1.94%.
The Company also has a $50,000 unsecured term loan that matures in February 2018. The term loan bears interest at a variable rate of LIBOR plus 1.55%. At March 31, 2016, the outstanding borrowings of $50,000 had a weighted-average interest rate of 1.99%.
Covenants and Restrictions
The agreements for the unsecured lines of credit, the Notes and unsecured term loans contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum unencumbered asset and interest ratios, maximum secured indebtedness ratios, maximum total indebtedness ratios and limitations on cash flow distributions.  The Company believes that it was in compliance with all financial covenants and restrictions at March 31, 2016.

Unsecured Lines of Credit and Unsecured Term Loans
The following presents the Company's compliance with key covenant ratios, as defined, of the credit facilities and term loans as of March 31, 2016:

Ratio	Required	Actual
Debt to total asset value	< 60%	50%
Unencumbered asset value to unsecured indebtedness	> 1.6x	2.3x
Unencumbered NOI to unsecured interest expense	> 1.75x	4.9x
EBITDA to fixed charges (debt service)	> 1.5x	2.3x
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
Senior Unsecured Notes
The following presents the Company's compliance with key covenant ratios, as defined, of the Notes as of March 31, 2016:

Ratio	Required	Actual
Total debt to total assets	< 60%	54%
Secured debt to total assets	< 45% (1)	31%
Total unencumbered assets to unsecured debt	> 150%	218%
Consolidated income available for debt service to annual debt service charge	> 1.5x	3.2x

(1)	On January 1, 2020 and thereafter, secured debt to total assets must be less than 40%.
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
Mortgages on Operating Properties
See Note 16 for information on operating property loans that were paid off or extended subsequent to March 31, 2016.

Scheduled Principal Payments
As of March 31, 2016, the scheduled principal amortization and balloon payments on all of the Company’s consolidated mortgage and other indebtedness, excluding extensions available at the Company’s option, are as follows:

2016	$578,204
2017	829,607
2018	681,207
2019	149,086
2020	568,176
Thereafter	1,892,341
4,698,621
Net unamortized premiums	153
$4,698,774
Of the $578,204 of scheduled principal payments in 2016, $509,060 relates to the maturing principal balance of ten operating property loans, $41,698 represents scheduled principal amortization and $27,446 relates to an operating property loan with a December 2015 maturity date, which was extended to December 2018 subsequent to March 31, 2016. Additionally, subsequent to March 31, 2016, the Company retired four operating property loans with 2016 maturity dates, with an aggregate balance of $100,009. See Note 16 for more information. Of the remaining maturities, one $11,056 operating property loan has an extension option, leaving five operating property loans with an aggregate balance of $397,995 that mature in 2016. After excluding the loans related to Midland Mall and Chesterfield Mall, we expect to refinance the $98,601 loan secured by Hamilton Place and retire the $127,173 in loans secured by Dakota Square Mall and Greenbrier Mall using our lines of credit.
The Company’s mortgage and other indebtedness had a weighted-average maturity of 4.1 years as of March 31, 2016 and 4.4 years as of December 31, 2015.
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
As of March 31, 2016, the Company had the following outstanding interest rate derivatives, which matured on April 1, 2016, that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount Outstanding
Interest Rate Swaps	4	$100,009

Instrument Type	Location in Condensed Consolidated Balance Sheet	Notional Amount Outstanding	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 3/31/16	Fair Value at 12/31/15	Maturity Date
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$48,337 (amortizing to $48,337)	1-month LIBOR	2.149%	$—	$(208)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$30,276 (amortizing to $30,276)	1-month LIBOR	2.187%	—	(133)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$11,313 (amortizing to $11,313)	1-month LIBOR	2.142%	—	(48)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$10,083 (amortizing to $10,083)	1-month LIBOR	2.236%	—	(45)	April 2016
					$—	$(434)

	Gain Recognized in OCI/L (Effective Portion)		Location of Losses Reclassified from AOCI into Earnings (Effective Portion)	Loss Recognized in Earnings (Effective Portion)		Location of Gain Recognized in Earnings (Ineffective Portion)	Gain Recognized in Earnings (Ineffective Portion)
Hedging Instrument	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2016	2015		2016	2015		2016	2015
Interest rate contracts	$434	$360	Interest Expense	$(443)	$(523)	Interest Expense	$—	$—

Note 7 – Comprehensive Income
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
The changes in the components of AOCI for the three months ended March 31, 2016 and 2015 are as follows:

	Redeemable Noncontrolling Interests	The Company	Noncontrolling Interests
	Unrealized Gains (Losses) - Hedging Agreements			Total
Beginning balance, January 1, 2016	$433	$1,935	$(2,802)	$(434)
OCI before reclassifications	3	814	60	877
Amounts reclassified from AOCI (1)	(436)	(2,749)	2,742	(443)
Net current quarterly period OCI/L	(433)	(1,935)	2,802	434
Ending balance, March 31, 2016	$—	$—	$—	$—

(1)	Reclassified $443 of interest expense on cash flow hedges to interest expense in the condensed consolidated statement of operations. The cash flow hedges matured April 1, 2016.

	Redeemable Noncontrolling Interests		The Company		Noncontrolling Interests
	Unrealized Gains (Losses)
	Hedging Agreements	Available- for-Sale Securities	Hedging Agreements	Available- for-Sale Securities	Hedging Agreements	Available- for-Sale Securities	Total
Beginning balance, January 1, 2015	$401	$384	$303	$13,108	$(3,053)	$2,826	$13,969
OCI before reclassifications	3	10	827	160	53	72	1,125
Amounts reclassified from AOCI (1)	—	(394)	(523)	(13,268)	—	(2,898)	(17,083)
Net current quarterly period OCI/L	3	(384)	304	(13,108)	53	(2,826)	(15,958)
Ending balance, March 31, 2015	$404	$—	$607	$—	$(3,000)	$—	$(1,989)

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
The changes in the components of AOCI for the three months ended March 31, 2016 and 2015 are as follows:

	Redeemable Common Units	Partners' Capital
	Unrealized Gains (Losses) - Hedging Agreements		Total
Beginning balance, January 1, 2016	$434	$(868)	$(434)
OCI before reclassifications	3	874	877
Amounts reclassified from AOCI (1)	(437)	(6)	(443)
Net current quarterly period OCI/L	(434)	868	434
Ending balance, March 31, 2016	$—	$—	$—

(1)	Reclassified $443 of interest on cash flow hedges to interest expense in the condensed consolidated statement of operations. The cash flow hedges matured April 1, 2016.

	Redeemable Common Units		Partners' Capital
	Unrealized Gains (Losses)
	Hedging Agreements	Available- for-Sale Securities	Hedging Agreements	Available- for-Sale Securities	Total
Beginning balance, January 1, 2015	$401	$384	$(2,750)	$15,934	$13,969
OCI before reclassifications	3	10	880	232	1,125
Amounts reclassified from AOCI (1)	—	(394)	(523)	(16,166)	(17,083)
Net current quarterly period OCI/L	3	(384)	357	(15,934)	(15,958)
Ending balance, March 31, 2015	$404	$—	$(2,393)	$—	$(1,989)

(1)
Reclassified $16,560 realized gain on sale of available-for-sale securities to gain on investment and reclassified $523 of interest on cash flow hedges to interest expense in the condensed consolidated statement of operations.

Note 8 – Mortgage and Other Notes Receivable
Each of the Company’s mortgage notes receivable is collateralized by either a first mortgage, a second mortgage, or by an assignment of 100% of the partnership interests that own the real estate assets.  Other notes receivable include amounts due from tenants or government-sponsored districts and unsecured notes received from third parties as whole or partial consideration for property or investments.  The Company believes that its mortgage and other notes receivable balance is fully collectable as of March 31, 2016. Mortgage and other notes receivable consist of the following:

		As of March 31, 2016		As of December 31, 2015
	Maturity Date	Interest Rate	Balance	Interest Rate	Balance
Mortgages:
Columbia Place Outparcel	Feb 2022	5.00%	$340	5.00%	$342
Park Place	May 2022	5.00%	1,338	5.00%	1,369
Village Square (1)	Mar 2016	3.50%	1,677	3.50%	1,685
Other	Dec 2016 - Jan 2047	2.93% - 9.50%	4,380	2.93% - 9.50%	4,380
			7,735		7,776
Other Notes Receivable:
Horizon Group	Nov 2016	7.00%	5,280	7.00%	3,096
RED Development Inc.	Nov 2023	5.00%	7,176	5.00%	7,366
Other	Jan 2017	7.00%	300	—%	—
			12,756		10,462

			$20,491		$18,238

(1)	The note was extended subsequent to March 31, 2016. See Note 16 for further information.

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

Three Months Ended March 31, 2016	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$238,742	$10,242	$5,482	$8,612	$263,078
Property operating expenses (2)	(75,377)	(2,572)	(1,143)	2,888	(76,204)
Interest expense	(34,395)	(1,702)	(298)	(18,836)	(55,231)
Other expense	—	—	—	(9,685)	(9,685)
Segment profit (loss)	$128,970	$5,968	$4,041	$(17,021)	121,958
Depreciation and amortization expense					(76,506)
General and administrative expense					(17,168)
Interest and other income					360
Gain on extinguishment of debt					6
Loss on impairment					(19,685)
Equity in earnings of unconsolidated affiliates					32,390
Income tax benefit					537
Income from continuing operations					$41,892
Capital expenditures (3)	$48,551	$1,426	$428	$741	$51,146

Three Months Ended March 31, 2015	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$230,271	$10,407	$4,681	$15,550	$260,909
Property operating expenses (2)	(73,949)	(2,596)	(1,124)	1,764	(75,905)
Interest expense	(43,698)	(1,956)	(1,195)	(12,308)	(59,157)
Other expense	—	—	—	(6,476)	(6,476)
Gain on sales of real estate assets	264	—	—	493	757
Segment profit (loss)	$112,888	$5,855	$2,362	$(977)	120,128
Depreciation and amortization expense					(76,266)
General and administrative expense					(17,230)
Interest and other income					5,274
Gain on investment					16,560
Equity in earnings of unconsolidated affiliates					3,823
Income tax benefit					916
Income from continuing operations					$53,205
Capital expenditures (3)	$30,366	$5,908	$198	$30,769	$67,241

Total Assets	Malls	Associated Centers	Community Centers	All Other (1)	Total
March 31, 2016	$5,624,814	$253,219	$293,730	$212,165	$6,383,928

December 31, 2015	$5,766,084	$252,188	$263,614	$198,105	$6,479,991

(1)	The All Other category includes mortgage and other notes receivable, office buildings, the Management Company and the Company’s subsidiary that provides security and maintenance services.

(2)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.

(3)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

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
The Company has not sold any shares under the ATM program since 2013. Since the commencement of the ATM program, CBL has issued 8,419,298 shares of common stock, at a weighted-average sales price of $25.12 per share, and approximately $88,507 remains available that may be sold under this program as of March 31, 2016. Actual future sales under this program, if any, will depend on a variety of factors including but not limited to market conditions, the trading price of CBL's common stock and the Company's capital needs. The Company has no obligation to sell the remaining shares available under the ATM program.
Common Stock Repurchase Program
In July 2015, CBL's Board of Directors authorized a common stock repurchase program. Under the program, the Company may purchase up to $200,000 of CBL's common stock from time to time, in the open market, in privately negotiated transactions or otherwise, depending on market prices and other conditions, through August 31, 2016. The Company expects to utilize a portion of excess proceeds from asset dispositions to fund repurchases. The Company is not obligated to repurchase any shares of stock under the program and it may terminate the program at any time. As of March 31, 2016, no shares were repurchased under the program.
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
The following summarizes the impact of potential dilutive common shares on the denominator used to compute EPS:

	Three Months Ended March 31,
	2016	2015
Denominator – basic	170,669	170,420
Effect of performance stock units (1)	—	90
Denominator – diluted	170,669	170,510

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
The following summarizes the impact of potential dilutive common units on the denominator used to compute EPU:

	Three Months Ended March 31,
	2016	2015
Denominator – basic	199,926	199,681
Effect of performance stock units (1)	—	90
Denominator – diluted	199,926	199,771

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

The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015:

	As of March 31, 2016							Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership		Maximum Guaranteed Amount	Debt Maturity Date (1)		3/31/2016	12/31/2015
West Melbourne I, LLC - Phase I	50%	$43,297	20%	(2)	$8,659	Feb-2018	(3)	$99	$99
West Melbourne I, LLC - Phase II	50%	16,737	20%	(2)	3,347	Feb-2018	(3)	87	87
Port Orange I, LLC	50%	58,558	20%	(2)	11,712	Feb-2018	(3)	148	148
Fremaux Town Center JV, LLC - Phase I	65%	40,530	15%		6,207	Aug-2016	(4)	62	62
Fremaux Town Center JV, LLC - Phase II	65%	29,935	50%	(5)	16,050	Aug-2016	(4)	161	161
Ambassador Town Center JV, LLC	65%	33,574	100%	(6)	45,307	Dec-2017	(7)	462	462
Ambassador Infrastructure, LLC	65%	11,137	100%	(8)	11,700	Dec-2017	(7)	177	177
			Total guaranty liability					$1,196	$1,196

(1)	Excludes any extension options.

(2)	The guaranty was reduced from 25% to 20% when the loan was modified and extended in February 2016. See Note 5.

(3)	The loan has a one-year extension option, which is at the unconsolidated affiliate's election, for an outside maturity date of February 2019.

(4)	The loan has two one-year extension options, which are at the unconsolidated affiliate's election, for an outside maturity date of August 2018.

(5)
Phase II of the development opened in the fourth quarter of 2015. Once certain leasing and occupancy metrics have been met, the guaranty will be reduced to 25%. The guaranty will be further reduced to 15% when Phase II of the development has been open for one year and a debt service coverage ratio of 1.30 to 1.00 is met.

(6)
Once construction is complete, the guaranty will be reduced to 50%. The guaranty will be further reduced from 50% to 15% once the construction of related infrastructure improvements is complete as well as upon the attainment of certain debt service and operational metrics.

(7)	The loan has two one-year extension options, which are the unconsolidated affiliate's election, for an outside maturity date of December 2019.

(8)
The guaranty will be reduced to 50% on March 1st of such year as payment-in-lieu of taxes ("PILOT") payments received and attributed to the prior calendar year by Ambassador Infrastructure and delivered to the lender are $1,200 or more, provided no event of default exists. The guaranty will be reduced to 20% when the PILOT payments are $1,400 or more, provided no event of default exists.

The Company has guaranteed the lease performance of York Town Center, LP ("YTC"), an unconsolidated affiliate in which the Company owns a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $14,800 as of March 31, 2016.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not include an obligation for this guaranty because it determined that the fair value of the guaranty was not material as of March 31, 2016 and December 31, 2015.
Performance Bonds
The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $18,071 and $16,452 at March 31, 2016 and December 31, 2015, respectively.

Note 13 – Share-Based Compensation
As of March 31, 2016, there were two share-based compensation plans under which the Company has outstanding awards, the CBL & Associates Properties, Inc. 2012 Stock Incentive Plan ("the 2012 Plan") and the CBL & Associates Properties, Inc. Second Amended and Restated Stock Incentive Plan ("the 1993 Plan"). The Company can only make new awards under the 2012 Plan, which was approved by the Company's shareholders in May 2012. The 2012 Plan permits the Company to issue stock options and common stock to selected officers, employees and non-employee directors of the Company up to a total of 10,400,000 shares. The Company did not issue any new awards under the 1993 Plan, which was approved by the Company's shareholders in May 2003, between the adoption of the 2012 Plan to replace the 1993 Plan in May 2012 and the termination of the 1993 Plan (as to new awards) on May 5, 2013. As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expense associated with the Company's share-based compensation plans.
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
Share-based compensation expense related to the restricted stock awards was $1,544 and $2,244 for the three months ended March 31, 2016 and 2015, respectively. Share-based compensation cost capitalized as part of real estate assets was $114 and $79 for the three months ended March 31, 2016 and 2015, respectively.
A summary of the status of the Company’s nonvested restricted stock awards as of March 31, 2016, and changes during the three months ended March 31, 2016, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2016	533,404	$19.19
Granted	319,660	$10.02
Vested	(199,069)	$16.43
Forfeited	(4,460)	$17.62
Nonvested at March 31, 2016	649,535	$15.54
As of March 31, 2016, there was $9,501 of total unrecognized compensation cost related to nonvested stock awards granted under the plans, which is expected to be recognized over a weighted-average period of 3.3 years.
Long-Term Incentive Program
In 2015, the Company adopted a long-term incentive program ("LTIP") for its named executive officers, which consists of performance stock unit ("PSU") awards and annual restricted stock awards, that may be issued under the 2012 Plan. The number of shares related to the PSU awards that each named executive officer may receive upon the conclusion of a three-year performance period is determined based on the Company's achievement of specified levels of long-term total stockholder return ("TSR") performance relative to the National Association of Real Estate Investment Trusts ("NAREIT") Retail Index, provided that at least a "Threshold" level must be attained for any shares to be earned. Shares earned pursuant to the PSU awards vest 60% at the conclusion of the performance period while the remaining 40% of the PSU award vests 20% on each of the first two anniversaries thereafter.
Annual Restricted Stock Awards
Under the LTIP, annual restricted stock awards consist of shares of time-vested restricted stock awarded based on a qualitative evaluation of the performance of the Company and the named executive officer during the fiscal year. Annual restricted stock awards under the LTIP vest 20% on the date of grant with the remainder vesting in four equal annual installments.
Performance Stock Units
The fair value of the PSU awards are estimated on the date of grant using a Monte Carlo Simulation model. The valuation consists of computing the fair value using CBL's simulated stock price as well as TSR over a three-year performance period. The award is modeled as a contingent claim in that the expected return on the underlying shares is risk-free and the rate of discounting the payoff of the award is also risk-free.
In February 2016, the Company granted 282,995 PSUs at a grant-date fair value of $4.98 per PSU. In March 2015, the Company granted 138,680 PSUs at a grant-date fair value of $15.52 per PSU.

Compensation cost is recognized on a tranche-by-tranche basis using the accelerated attribution method. The resulting expense is recorded regardless of whether any PSU awards are earned as long as the required service period is met. Share-based compensation expense related to the PSUs was $258 and $156 for the three months ended March 31, 2016 and 2015, respectively. Unrecognized compensation costs related to the PSUs was $2,679 as of March 31, 2016.
Note 14 – Noncash Investing and Financing Activities
The Company’s noncash investing and financing activities were as follows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Accrued dividends and distributions payable	$54,569	$54,491
Additions to real estate assets accrued but not yet paid	5,326	3,965
Deconsolidation of River Ridge Mall: (1)
Decrease in real estate assets	(14,025)	—
Increase in investment in unconsolidated affiliate	14,030	—
Decrease in accounts payable and accrued liabilities	(5)	—

(1)	See Note 3 and Note 5 for additional information.
Note 15 – Income Taxes
The Company is qualified as a REIT under the provisions of the Internal Revenue Code. To maintain qualification as a REIT, the Company is required to distribute at least 90% of its taxable income to shareholders and meet certain other requirements.
As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates and it may not be able to qualify as a REIT for four subsequent years. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State tax expense was $1,027 and $1,078 during the three months ended March 31, 2016 and 2015, respectively.
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
The Company recorded an income tax benefit as follows for the three month periods ending March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Current tax benefit	$636	$1,423
Deferred tax provision	(99)	(507)
Income tax benefit	$537	$916
The Company had a net deferred tax asset of $2,012 at March 31, 2016 and a net deferred tax liability of $672 at December 31, 2015. The net deferred tax asset at March 31, 2016 is included in intangible lease assets and other assets. The net deferred tax liability at December 31, 2015 is included in accounts payable and accrued liabilities. These balances primarily consisted of operating expense accruals and differences between book and tax depreciation.
The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its condensed consolidated statements of operations.  In addition, any interest incurred on tax assessments is reported as interest expense.  The Company reported nominal interest and penalty amounts for the three month periods ended March 31, 2016 and 2015, respectively.

Note 16 – Subsequent Events
In May 2016, the mortgage note receivable related to Village Square was extended to March 2018. The interest rate increased from 3.50% to 3.75% for the period from April 2016 through March 2017, with an increase to a rate of 4.00% from April 2017 through the maturity date.
In April 2016, CBL-TRS Joint Venture II, LLC, a subsidiary of the Company, and its 50/50 joint venture partner sold Renaissance Center, a community center located in Durham, NC, for a gross sales price of $129,200 of which $64,600 represents each partner's share. In conjunction with the sale, the buyer assumed the $16,000 loan secured by the Property's second phase and the loan secured by the first phase, which had a balance of $31,484 as of March 31, 2016, was retired. The unconsolidated affiliate expects to recognize a gain on sale of real estate assets of approximately $56,986 in the second quarter of 2016, of which each partner's share approximates $29,993 of the net proceeds.
In April 2016, the Company sold The Crossings at Marshalls Creek, a community center located in Middle Smithfield, PA. The gross sales price was $23,650 and the Company realized net cash proceeds of $21,854 from the sale after customary closing costs. The Company expects to recognize a gain on sale of real estate assets of approximately $3,259 in the second quarter of 2016 related to this sale.
The Company used availability on its lines of credit to retire four operating property loans with principal balances aggregating to $100,009 as of March 31, 2016 in April 2016. The interest rates on these loans ranged from 4.54% to 4.59%. The Company also modified the loan secured by Hickory Point Mall to extend the maturity date to December 2018. The loan has a one-year extension option at the Company's option. The interest rate remains at 5.85% but future amortization payments have been eliminated.
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
Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained.  It is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties.  In addition to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 and Part II, Item 1A of this report, such known risks and uncertainties include, without limitation:

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
We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a VIE. As of March 31, 2016, we owned interests in the following properties:

	Malls (1)	Associated Centers	Community Centers	Office Buildings (2)	Total
Consolidated properties	71	21	6	8	106
Unconsolidated properties (3)	10	4	5	5	24
Total	81	25	11	13	130

(1)	Category consists of regional malls, open-air centers and outlet centers (including one mixed-use center).

(2)	Includes our corporate office building.

(3)	We account for these investments using the equity method because one or more of the other partners have substantive participating rights.
At March 31, 2016, we had interests in the following properties under development:

	Consolidated Properties		Unconsolidated Properties
	Malls	Community Centers	Malls	Community Centers
Development	—	—	—	1
Expansions	—	1	1	2
Redevelopments	2	—	2	—
We also hold options to acquire certain development properties owned by third parties.
Our first quarter 2016 results reflect the strategic initiatives we have consistently focused on to grow FFO and NOI results based on factors including improving occupancy, selective developments and redevelopments, dispositions of non-core properties, continued investment in our portfolio, lowering our cost of capital, reducing leverage on our balance sheet and maintaining effective cost controls. FFO, as adjusted, increased 8% for the quarter ended March 31, 2016 as compared to the prior-year period. Same-center NOI grew 2.8% for the quarter. Occupancy gains and increases in average base rents in addition to stronger sales across the portfolio were key drivers in increases in minimum rents, tenant reimbursements and percentage rents which favorably impacted both FFO and NOI metrics.
Leasing spreads for our stabilized malls were 2.8% for leases signed in the first quarter of 2016. For the trailing twelve months ended March 31, 2016, same-center sales increased 2.4% to $378 per square foot as compared to $369 per square foot in the prior-year period. Occupancy for our same-center malls improved by 130 basis points to 91.0% as of March 31, 2016 as compared to 89.7% for the prior quarter ended March 31, 2015 and average annual base rents per square foot for our same-center malls increased to $31.68 compared to $31.22 in the prior-year period.
During 2016 year-to-date, we completed over $359 million in dispositions, representing $190 million at our pro rata share, including the sale of interests in two malls and two community centers. These include the formation of new joint ventures related to Triangle Town Center and River Ridge in the first quarter of 2016 and the sale of two community centers in April 2016. We continue to manage and lease Triangle Town Center and River Ridge, generating fees for the Management Company.
On the development front, we will soon join in the development of our newest outlet center project with Horizon Group Properties, scheduled to open at the end of 2016 in Laredo, TX. We also opened Ambassador Town Center, a community center development, in Lafayette, LA.

RESULTS OF OPERATIONS
Properties that were in operation for the entire year during 2015 and the three months ended March 31, 2016 are referred to as the “Comparable Properties.”  Since January 1, 2015, we have opened one community center development and acquired one mall as follows:

Property	Location	Date Opened/ Acquired
New Development:
Parkway Plaza	Fort Oglethorpe, GA	March 2015

Acquisition:
Mayfaire Town Center	Wilmington, NC	June 2015
The properties listed above are included in our operations on a consolidated basis and are collectively referred to as the “New Properties.” The transactions related to the New Properties impact the comparison of the results of operations for the three months ended March 31, 2016 to the results of operations for the three months ended March 31, 2015.
Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015
Revenues
Total revenues increased $2.2 million for the three months ended March 31, 2016 compared to the prior-year period.  Rental revenues and tenant reimbursements increased by $3.2 million primarily due to increases of $3.6 million related to the New Properties and $3.3 million attributable to the Comparable Properties. These increases were partially offset by a decrease of $3.7 million from dispositions. The $3.3 million increase in revenue at our same-center properties was due to increases in minimum rents, percentage rents and tenant reimbursements.
Our cost recovery ratio for the quarter ended March 31, 2016 was 96.3% compared with 95.0% for the prior-year period.
The decrease of $0.2 million in management, development and leasing fees was primarily attributable to a decrease in development fees related to three expansion projects that were in progress during the first quarter of 2015 and complete by the end of 2015.
Other revenues decreased $0.8 million primarily due to a decrease of $0.9 million in revenue related to our subsidiary that provides security and maintenance services to third parties.
Operating Expenses
Total operating expenses increased $23.4 million for the three months ended March 31, 2016 compared to the prior-year period.  Property operating expenses, including real estate taxes and maintenance and repairs, increased $0.3 million primarily due to an increase of $0.8 million attributable to the New Properties and $0.5 million related to the Comparable Properties, partially offset by a decrease of $1.0 million related to dispositions. The $0.5 million increase at our Comparable Properties was primarily driven by an increase in maintenance and repairs expense.
The increase in depreciation and amortization expense of $0.2 million resulted from an increase of $2.1 million related to the New Properties, partially offset by decreases of $1.2 million attributable to the Comparable Properties and $0.7 million related to dispositions and non-core properties.
General and administrative expenses decreased $0.1 million primarily due to decreases in consulting expenses related to process and technology improvements and decreases in payroll and related compensation expenses, partially offset by increases in legal fees and a decrease in capitalized overhead related to development projects. As a percentage of revenues, general and administrative expenses were 6.5% and 6.6% for the first quarters of 2016 and 2015, respectively.
In the first quarter of 2016, we recognized a non-cash impairment of real estate of $19.7 million primarily to write down the book value of three malls and an associated center. See Note 3 and Note 4 to the condensed consolidated financial statements for additional information.
Other expenses increased $3.2 million primarily due to an increase in expenses related to our subsidiary that provides security and maintenance services to third parties, which includes a $4.3 million one-time write-off of accounts receivable.
Other Income and Expenses
Interest and other income decreased $4.9 million compared to the prior-year period due to a partial litigation settlement received in the first quarter of 2015.

Interest expense decreased $3.9 million for the three months ended March 31, 2016 compared to the prior-year period. Interest expense related to property-level debt declined $6.1 million from the retirement of secured debt with borrowings from our lines of credit. This decline was partially offset by an increase in our corporate-level debt primarily due to an increase of $2.5 million on interest related to a new $350.0 million unsecured term loan entered into in the fourth quarter of 2015.
We recorded a gain on investment of $16.6 million during the first quarter of 2015 related to the sale of all of our available-for-sale securities.
Equity in earnings of unconsolidated affiliates increased by $28.6 million during the first quarter of 2016 compared to the prior-year period. The increase is primarily due to a gain of $26.4 million from the sale of an unconsolidated affiliate in February 2016. See Note 5 for more information. We also recognized increases in base rents at several unconsolidated affiliates.
The income tax benefit of $0.5 million for the three months ended March 31, 2016 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current tax benefit of $0.6 million and a deferred tax provision of $0.1 million.  During the three months ended March 31, 2015, we recorded an income tax benefit of $0.9 million, consisting of a current tax benefit of $1.4 million and a deferred tax provision of $0.5 million.
We recognized a $0.8 million gain on sale of real estate assets in the first quarter of 2015 primarily related to the sale of two outparcels.
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
We include a property in our same-center pool when we have owned all or a portion of the property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year and current year-to-date period. New Properties are excluded from same-center NOI, until they meet this criteria. Properties excluded from the same-center pool that would otherwise meet this criteria are properties which are being considered for repositioning, where we intend to renegotiate the terms of the debt secured by the related property or return the property to the lender and those in which we own a minority interest of 25% or less. Lender properties consisted of Chesterfield Mall, Gulf Coast Town Center and Midland Mall as of March 31, 2016. Properties where we are considering alternatives to reposition the property include Cary Towne Center, Hickory Point Mall and Wausau Center at March 31, 2016. Properties in which we own a minority interest at March 31, 2016 include Triangle Town Center, Triangle Town Place and River Ridge Mall.

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net income for the three month periods ended March 31, 2016 and 2015 is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income	$41,892	$53,205
Adjustments: (1)
Depreciation and amortization	83,291	83,952
Interest expense	60,137	67,147
Abandoned projects expense	1	125
Gain on sales of real estate assets	(26,395)	(1,320)
Gain on investment	—	(16,560)
Gain on extinguishment of debt	(6)	—
Loss on impairment	19,685	—
Income tax benefit	(537)	(916)
Lease termination fees	(951)	(1,306)
Straight-line rent and above- and below-market lease amortization	(1,225)	(1,330)
Net (income) loss attributable to noncontrolling interests in other consolidated subsidiaries	3,127	(869)
General and administrative expenses	17,168	17,230
Management fees and non-property level revenues	(4,776)	(11,458)
Operating Partnership's share of property NOI	191,411	187,900
Non-comparable NOI	(11,039)	(12,481)
Total same-center NOI	$180,372	$175,419

(1)
Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.

Same-center NOI increased 2.8% for the three months ended March 31, 2016 as compared to the prior-year period. The $5.0 million increase for the three month period ended March 31, 2016 compared to the same period in 2015 consisted of a $4.7 million increase in revenue and a $0.3 million decrease in operating expenses as we realized benefits from top-line growth and savings from cost controls. The growth in revenues for the three months ended March 31, 2016 was driven by increases of 1.5% in average annual base rents and 1.3% in occupancy in our same-center mall portfolio. The 2.4% increase in stabilized mall same-center sales per square foot factored into the $0.7 million increase in percentage rents.

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

(2)
Non-stabilized malls - Malls that are in their initial lease-up phase. After three complete calendar years of operation, they are reclassified on January 1 of the fourth calendar year to the stabilized mall category. The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Atlanta were classified as non-stabilized malls as of March 31, 2016. The Outlet Shoppes of the Bluegrass, The Outlet Shoppes at Atlanta and Fremaux Town Center were classified as non-stabilized malls as of March 31, 2015.

(3)	Excluded malls - We exclude malls from our core portfolio if they fall in the following categories, for which operational metrics are excluded:

a.
Lender Properties - Properties for which we are working or intend to work with the lender on a restructure of the terms of the loan secured by the property or convey the secured property to the lender. As of March 31, 2016, Chesterfield Mall, Gulf Coast Town Center and Midland Mall were classified as Lender Properties. As of March 31, 2015, Gulf Coast Town Center, Triangle Town Center and Triangle Town Place were classified as Lender Properties. In the first quarter of 2016, Triangle Town Center and Triangle Town Place were recategorized as Minority Interest Properties as described below. Lender Properties are excluded from our same-center pool because they are under cash management agreements with the respective servicers. As such, the servicer controls the cash flow of these properties.

b.
Repositioning Properties - Properties where we have determined that the current format of the property no longer represents the best use of the property and we are in the process of evaluating alternative strategies for the property, which may include major redevelopment or an alternative retail or non-retail format, or after evaluating alternative strategies for the property, we have determined that the property no longer meets our criteria for long-term investment. The steps taken to reposition these properties, such as signing tenants to short-term leases, which are not included in occupancy percentages, or leasing to regional or local tenants, which typically do not report sales, may lead to metrics which do not provide relevant information related to the condition of these properties. Therefore, traditional performance measures, such as occupancy percentages and leasing metrics, exclude Repositioning Properties. Cary Towne Center, Hickory Point Mall and Wausau Center are classified as Repositioning Properties as of March 31, 2016. Madison Square was classified a Repositioning Property as of March 31, 2015 until its sale in the second quarter of 2015. Additionally, Chesterfield Mall and Wausau Center were categorized as Repositioning Properties as of March 31, 2015. Chesterfield Mall was reclassified to the Lender Property category as of March 31, 2016.

c.
Minority Interest Properties - Properties in which we have a 25% or less ownership interest. As of March 31, 2016, we had two malls and an associated center in the Minority Interest Property category. Triangle Town Center and Triangle Town Place were reclassified from the Lender Property category in February 2016 upon the Company's sale of its 50% interest in these properties to a newly formed joint venture in which the Company has a 10% ownership interest. The associated debt on these properties was restructured in conjunction with the sale. The Company also sold a 75% interest in River Ridge Mall to a new joint venture in March 2016. See Note 5 to the condensed consolidated financial statements for more information on these unconsolidated affiliates.

We derive the majority of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Three Months Ended March 31,
	2016	2015
Malls	90.7%	88.3%
Associated centers	3.9%	4.0%
Community centers	2.1%	1.8%
Mortgages, office buildings and other	3.3%	5.9%
Mall Store Sales
Mall store sales include reporting mall tenants of 10,000 square feet or less for stabilized malls and exclude license agreements, which are retail contracts that are temporary or short-term in nature and generally last more than three months but less than twelve months. Stabilized Mall store sales for the trailing twelve months ended March 31, 2016 on a comparable per square foot basis increased approximately 2.4% to $378 per square foot compared to $369 per square foot for the trailing twelve months ended March 31, 2015. We expect a positive sales environment for the remainder of the year.
Occupancy
Our portfolio occupancy is summarized in the following table (1):

	As of March 31,
	2016	2015
Total portfolio	91.6%	90.9%
Total mall portfolio	90.9%	89.8%
Same-center malls	91.0%	89.7%
Stabilized malls	90.9%	89.5%
Non-stabilized malls (2)	91.4%	97.1%
Associated centers	91.5%	94.2%
Community centers	96.0%	97.5%

(1)	As noted above, excluded properties are not included in occupancy metrics.

(2)
Represents occupancy for The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Atlanta as of March 31, 2016 and occupancy for The Outlet Shoppes of the Bluegrass, The Outlet Shoppes at Atlanta and Fremaux Town Center as of March 31, 2015. Fremaux Town Center was classified as a community center as of March 31, 2016.

Leasing
The following is a summary of the total square feet of leases signed in the three month period ended March 31, 2016 as compared to the prior-year period:

	Three Months Ended March 31,
	2016	2015
Operating portfolio:
New leases	329,599	360,795
Renewal leases	760,925	751,071
Development portfolio:
New leases	131,686	173,036
Total leased	1,222,210	1,284,902

Average annual base rents per square foot are based on contractual rents in effect as of March 31, 2016 and 2015, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type (1):

	As of March 31,
	2016	2015
Same-center malls	$31.68	$31.22
Stabilized malls	31.79	31.14
Non-stabilized malls (2)	26.09	21.61
Associated centers (3)	13.93	12.88
Community centers (3)	16.16	15.54
Office buildings (3)	19.69	19.37

(1)	As noted above, excluded properties are not included in occupancy metrics.

(2)
Represents average annual base rents for The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Atlanta as of March 31, 2016 and average annual base rents for The Outlet Shoppes of the Bluegrass, The Outlet Shoppes at Atlanta and Fremaux Town Center as of March 31, 2015. Fremaux Town Center was classified as a community center as of March 31, 2016.

(3)	Includes annual base rent per square foot for all leased locations regardless of size.

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the three month period ended March 31, 2016 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (1)	% Change Average
All Property Types (2)	552,914	$39.13	$39.22	0.2%	$40.31	3.0%
Stabilized malls	520,801	40.26	40.27	—%	41.37	2.8%
New leases	112,239	40.41	47.51	17.6%	50.27	24.4%
Renewal leases	408,562	40.22	38.28	(4.8)%	38.93	(3.2)%

(1)	Average gross rent does not incorporate allowable future increases for recoverable common area expenses.

(2)	Includes stabilized malls, associated centers, community centers and office buildings.

New and renewal leasing activity of comparable small shop space of less than 10,000 square feet for the three month period ended March 31, 2016 based on commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2016:
New	73	235,453	9.02	$49.14	$51.80	$42.61	$6.53	15.3%	$9.19	21.6%
Renewal	323	944,166	3.46	39.88	40.48	40.08	(0.20)	(0.5)%	0.40	1.0%
Commencement 2016 Total	396	1,179,619	4.48	$41.73	$42.74	$40.58	$1.15	2.8%	$2.16	5.3%

Commencement 2017:
New	6	5,665	9.65	$109.76	$117.80	$81.99	$27.77	33.9%	$35.81	43.7%
Renewal	29	88,814	3.97	40.05	40.68	39.05	1.00	2.6%	1.63	4.2%
Commencement 2017 Total	35	94,479	4.94	$44.23	$45.31	$41.63	$2.60	6.2%	$3.68	8.8%

Total 2016/2017	431	1,274,098	4.52	$41.91	$42.93	$40.66	$1.25	3.1%	$2.27	5.6%

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2016, we had approximately $387.2 million outstanding on our three unsecured credit facilities leaving approximately $712.8 million of availability. We completed the extension and modification of three joint venture loans during the quarter and subsequent to March 31, 2016, we extended the maturity date of the $27.4 million loan secured by Hickory Point Mall. We also retired four loans secured by consolidated properties, with an aggregate balance of $100.0 million, using availability on our credit lines to increase our unencumbered pool.
We anticipate continued savings in interest expense as we continue to convert secured debt to unsecured borrowings using availability on our credit facilities. Of the $562.4 million of 2016 maturities at our pro rata share, $493.7 million relates to loans secured by consolidated properties and $68.7 million represents our pro rata share of loans secured by joint venture properties. As noted above, $100.0 million related to loans on consolidated properties was retired subsequent to March 31, 2016 leaving $393.7 million of loans secured by consolidated properties with 2016 maturity dates. Excluding the $172.2 million of loans secured by Chesterfield Mall and Midland Mall, which we plan to convey to the respective lenders, we have $221.5 million of loans secured by consolidated properties. Of this total, we expect to refinance the $88.7 million loan secured by Hamilton Place and retire the balance of remaining loans using availability on our lines of credit. Our share of joint venture loans with 2016 maturity dates is $68.7 million. Of this total, we have extension options on $45.9 million of joint venture loans and one $15.7 loan was retired subsequent to March 31, 2016 concurrent with the sale of the property securing the loan, leaving one $7.1 million joint venture loan with a 2016 maturity date that will be refinanced.
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
Cash Flows - Operating, Investing and Financing Activities
There was $25.0 million of unrestricted cash and cash equivalents as of March 31, 2016, a decrease of $11.9 million from December 31, 2015. Our cash flow activities are summarized as follows (in thousands):

	Three Months Ended March 31,
	2016	2015	Change
Net cash provided by operating activities	$85,777	$105,734	$(19,957)
Net cash used in investing activities	(2,133)	(7,960)	5,827
Net cash used in financing activities	(95,505)	(97,734)	2,229
Net cash flows	$(11,861)	$40	$(11,901)
Cash Provided by Operating Activities
Cash provided by operating activities decreased $20.0 million primarily due to decreases in cash flow from dispositions and timing differences related to working capital items as compared to the prior-year period. These decreases were partially offset by lower cash paid for interest as we continued our strategy of retiring higher-rate secured debt with lower-rate unsecured debt.
Cash Used in Investing Activities
Cash flows used in investing activities decreased by $5.8 million primarily due to a decrease in expenditures related to our development, redevelopment, renovation and expansion programs, which was partially offset by an increase in distributions from unconsolidated affiliates.
Cash Used in Financing Activities
Cash flows used in financing activities decreased by $2.2 million primarily due to changes in the net impact of payments to reduce outstanding borrowings on our lines of credit and other indebtedness compared to the refinancing or extension of other debt during the quarter.

Debt

Debt of the Company

CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that it has a direct or indirect ownership interest in, is the borrower on all of our debt.
CBL is a limited guarantor of the Notes, issued by the Operating Partnership in November 2013 and October 2014, respectively, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. We also provide a similar limited guarantee of the Operating Partnership's obligations with respect to our unsecured credit facilities and three unsecured term loans as of March 31, 2016.

Debt of the Operating Partnership
The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
March 31, 2016
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$2,720,015	$(109,876)	$594,028	$3,204,167	5.49%
Senior unsecured notes due 2023 (3)	446,249	—	—	446,249	5.25%
Senior unsecured notes due 2024 (4)	299,934	—	—	299,934	4.60%
Other	61	(30)	—	31	3.50%
Total fixed-rate debt	3,466,259	(109,906)	594,028	3,950,381	5.40%
Variable-rate debt:
Non-recourse term loans on operating properties	19,355	(7,602)	2,468	14,221	2.93%
Recourse term loans on operating properties	25,974	—	105,789	131,763	2.56%
Construction loans	—	—	44,711	44,711	2.29%
Unsecured lines of credit	387,186	—	—	387,186	1.63%
Unsecured term loans	800,000	—	—	800,000	1.87%
Total variable-rate debt	1,232,515	(7,602)	152,968	1,377,881	1.90%
Total fixed-rate and variable-rate debt	4,698,774	(117,508)	746,996	5,328,262	4.49%
Unamortized deferred financing costs	(15,287)	757	(1,798)	(16,328)
Total mortgage and other indebtedness	$4,683,487	$(116,751)	$745,198	$5,311,934

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
December 31, 2015
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$2,736,538	$(110,411)	$664,249	$3,290,376	5.51%
Senior unsecured notes due 2023 (3)	446,151	—	—	446,151	5.25%
Senior unsecured notes due 2024 (4)	299,933	—	—	299,933	4.60%
Other	2,686	(1,343)	—	1,343	3.50%
Total fixed-rate debt	3,485,308	(111,754)	664,249	4,037,803	5.41%
Variable-rate debt:
Non-recourse term loans on operating properties	16,840	(6,981)	2,546	12,405	2.55%
Recourse term loans on operating properties	25,635	—	102,377	128,012	2.51%
Construction loans	—	—	30,047	30,047	2.12%
Unsecured lines of credit	398,904	—	—	398,904	1.54%
Unsecured term loans	800,000	—	—	800,000	1.82%
Total variable-rate debt	1,241,379	(6,981)	134,970	1,369,368	1.81%
Total fixed-rate and variable-rate debt	4,726,687	(118,735)	799,219	5,407,171	4.50%
Unamortized deferred financing costs	(16,059)	855	(1,486)	(16,690)
Total mortgage and other indebtedness	$4,710,628	$(117,880)	$797,733	$5,390,481

(1)	Weighted-average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.

(2)
We had four interest rate swaps with notional amounts outstanding totaling $100,009 as of March 31, 2016 and $101,151 as of December 31, 2015 related to four of our variable-rate loans on operating properties to effectively fix the interest rates on these loans.  Therefore, these amounts are reflected in fixed-rate debt at March 31, 2016 and December 31, 2015. The swaps matured April 1, 2016.

(3)	Net of unamortized discount of $3,751 and $3,849 as of March 31, 2016 and December 31, 2015, respectively.

(4)	Net of unamortized discount of $66 and $67 as of March 31, 2016 and December 31, 2015, respectively.

The following table presents our pro rata share of consolidated and unconsolidated debt as of March 31, 2016, excluding debt premiums and discounts, that is scheduled to mature in 2016 as well as an operating property loan with a December 2015 maturity date that was extended subsequent to March 31, 2016:

	Balance
	As of March 31, 2016 (1)
2015:
Hickory Point Mall	$27,446	(2)

2016:
Consolidated Properties:
CoolSprings Crossing	$11,313	(3)
Gunbarrel Pointe	10,083	(3)
Stroud Mall	30,276	(3)
York Galleria	48,337	(3)
Statesboro Crossing	5,528	(4)
Greenbrier Mall	71,721
Hamilton Place	88,741
Midland Mall	32,221	(5)
Chesterfield Mall	140,000	(5)
Dakota Square Mall	55,452
	493,672
Unconsolidated Properties:
Renaissance Center - Phase I	15,742	(6)
Fremaux Town Center - Phase I	26,345	(7)
Fremaux Town Center - Phase II	19,458	(7)
Governor's Square Mall	7,141
	68,686

2016 Maturities at pro rata share	$562,358

(1)	Based on original maturity date.

(2)
The loan was modified subsequent to March 31, 2016 to extend the maturity date to December 2018 with a one-year extension option. The interest rate remains at a fixed-rate of 5.85% but future amortization payments have been eliminated.

(3)	Subsequent to March 31, 2016, the loan was retired using availability on the Company's credit lines.

(4)	The loan has two one-year extension options for an outside maturity date of June 2018.

(5)	We plan to work with the lender to exit this investment when the loan matures later in 2016.

(6)	The loan was retired subsequent to March 31, 2016 concurrent with the sale of Renaissance Center.

(7)	The loan has two one-year extension options for an outside maturity date of August 2018.

As of March 31, 2016, $562.4 million of our pro rata share of consolidated and unconsolidated debt, excluding debt premiums and discounts, is scheduled to mature during 2016 in addition to $27.4 million related to one operating property loan, which matured in December 2015 and was extended to December 2018, subsequent to March 31, 2016. The $562.4 million that is scheduled to mature in 2016 includes four operating property loans aggregating to $100.0 million and a $15.7 million joint venture loan, which were retired subsequent to March 31, 2016. The remaining $446.7 million of debt maturities in 2016 represents nine operating property loans, secured by the properties described above. Excluding the loan secured by Hamilton Place, which we plan to refinance, and with the exception of the loans secured by Midland Mall and Chesterfield Mall, we plan to retire the loans on our consolidated properties using availability under our lines of credit. We expect to refinance the maturing loans secured by our unconsolidated affiliates' properties.
See Note 16 to the condensed consolidated financial statements for information on the financing and retirements described above that occurred subsequent to March 31, 2016.

The weighted-average remaining term of our total share of consolidated and unconsolidated debt was 4.3 years at March 31, 2016 and 4.1 years at December 31, 2015. The weighted-average remaining term of our pro rata share of fixed-rate debt was 3.9 years and 4.5 years at March 31, 2016 and December 31, 2015, respectively.
As of March 31, 2016 and December 31, 2015, our pro rata share of consolidated and unconsolidated variable-rate debt represented 25.9% and 25.3%, respectively, of our total pro rata share of debt. As of March 31, 2016, our share of consolidated and unconsolidated variable-rate debt represented 16.5% of our total market capitalization (see Equity below) as compared to 16.1% as of December 31, 2015. The slight increase is primarily due to an increase in variable-rate debt.
See Note 6 to the condensed consolidated financial statements for additional information concerning the amount and terms of our outstanding indebtedness and compliance with applicable covenants and restrictions as of March 31, 2016.
Mortgages on Operating Properties
Financings
The following table presents loans, secured by the related properties, that were entered into in 2016:

Date	Property	Consolidated/ Unconsolidated Property	Stated Interest Rate		Maturity Date (1)		Amount Financed or Extended
February	Port Orange (2)	Unconsolidated	LIBOR + 2.00%		February 2018	(3)	$58,628
February	Hammock Landing - Phase I (2)	Unconsolidated	LIBOR + 2.00%		February 2018	(3)	43,347	(4)
February	Hammock Landing - Phase II (2)	Unconsolidated	LIBOR + 2.00%		February 2018	(3)	16,757
February	Triangle Town Center, Triangle Town Place, Triangle Town Commons (5)	Unconsolidated	4.00%	(6)	December 2018	(7)	171,092

(1)	Excludes any extension options.

(2)	The guaranty was reduced from 25% to 20% in conjunction with the refinancing. See Note 12 to the condensed consolidated financial statements for more information.

(3)	The loan was modified and extended to February 2018 with a one-year extension option.

(4)	The capacity was increased from $39,475.

(5)	The loan was amended and modified in conjunction with the sale of the property to a newly formed joint venture. See Note 5 to the condensed consolidated financial statements for more information.

(6)	The interest rate was reduced from 5.74% to 4.00% interest-only payments through the initial maturity date.

(7)	The loan was extended to December 2018 with two one-year extension options.

Loan Repayments

See Note 16 to the condensed consolidated financial statements for information on operating property loans that were retired subsequent to March 31, 2016.

Other
In the third quarter of 2015, the lender of the non-recourse mortgage loan secured by Phases I and II of Gulf Coast Town Center in Ft. Myers, FL sent a formal notice of default and initiated foreclosure proceedings. Gulf Coast Town Center generates insufficient cash flow to cover the debt service on the mortgage, which had a balance of $190.8 million (of which our 50.0% share was $95.4 million) at March 31, 2016 and a contractual maturity date of July 2017. In the third quarter of 2015, the lender on the loan began receiving the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments.

Interest Rate Hedging Instruments
As of March 31, 2016, we had the following outstanding interest rate derivatives, which matured on April 1, 2016, that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Instrument Type	Location in Condensed Consolidated Balance Sheet	Notional Amount Outstanding	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 3/31/16	Fair Value at 12/31/15	Maturity Date
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$48,337 (amortizing to $48,337)	1-month LIBOR	2.149%	$—	$(208)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$30,276 (amortizing to $30,276)	1-month LIBOR	2.187%	—	(133)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$11,313 (amortizing to $11,313)	1-month LIBOR	2.142%	—	(48)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$10,083 (amortizing to $10,083)	1-month LIBOR	2.236%	—	(45)	April 2016
					$—	$(434)
Equity
During the three months ended March 31, 2016, we paid dividends of $56.4 million to holders of CBL's common stock and preferred stock, as well as $11.7 million in distributions to the noncontrolling interest investors in the Operating Partnership and other consolidated subsidiaries. The Operating Partnership paid distributions of $11.2 million and $54.5 million on the preferred units and common units, respectively, as well as distributions of $2.4 million to the noncontrolling interests in other consolidated subsidiaries.
On February 26, 2016, we announced a first quarter 2016 common stock dividend of $0.265 per share payable in cash that was paid on April 15, 2016. Future dividends payable will be determined by our Board of Directors based upon circumstances at the time of declaration.

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

Common Stock Repurchase Program
In July 2015, CBL's Board of Directors authorized a common stock repurchase program. Under the program, we may purchase up to $200.0 million of CBL's common stock from time to time, in the open market, in privately negotiated transactions or otherwise, depending on market prices and other conditions, through August 31, 2016. We expect to utilize a portion of excess proceeds from asset dispositions to fund repurchases. We are not obligated to repurchase any shares of stock under the program and we may terminate the program at any time. As of March 31, 2016, no shares were repurchased under the program.
Debt-To-Total Market Capitalization
Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value of equity) ratio was 63.9% at March 31, 2016, compared to 53.7% at March 31, 2015. The increase in the debt-to-market capitalization ratio is primarily due to a decrease in CBL's stock price to $11.90 at March 31, 2016 from $19.80 at March 31, 2015. Our debt-to-market capitalization ratio at March 31, 2016 was computed as follows (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	200,049	$11.90	$2,380,583
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00	453,750
6.625% Series E Cumulative Redeemable Preferred Stock	690	250.00	172,500
Total market equity			3,006,833
Company’s share of total debt			5,328,262
Total market capitalization			$8,335,095
Debt-to-total-market capitalization ratio			63.9%

(1)
Stock price for common stock and Operating Partnership units equals the closing price of CBL's common stock on March 31, 2016. The stock prices for the preferred stock represent the liquidation preference of each respective series of preferred stock.

Covenants and Restrictions
The agreements for the unsecured lines of credit, the Notes and unsecured term loans contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum unencumbered asset and interest ratios, maximum secured indebtedness ratios, maximum total indebtedness ratios and limitations on cash flow distributions.  We believe we were in compliance with all financial covenants and restrictions at March 31, 2016
Unsecured Lines of Credit and Unsecured Term Loans
The following presents our compliance with key covenant ratios, as defined, of the credit facilities and term loans as of March 31, 2016:

Ratio	Required	Actual
Debt to total asset value	< 60%	50%
Unencumbered asset value to unsecured indebtedness	> 1.6x	2.3x
Unencumbered NOI to unsecured interest expense	> 1.75x	4.9x
EBITDA to fixed charges (debt service)	> 1.5x	2.3x
The agreements for the unsecured credit facilities and unsecured term loans described above contain default provisions customary for transactions of this nature (with applicable customary grace periods). Additionally, any default in the payment of any recourse indebtedness greater than or equal to $50.0 million or any non-recourse indebtedness greater than $150.0 million (for the pro rata ownership share) of CBL, the Operating Partnership or any Subsidiary, as defined, will constitute an event of default under the agreements to the credit facilities. The credit facilities also restrict our ability to enter into any transaction that could result in certain changes in our ownership or structure as described under the heading “Change of Control/Change in Management” in the agreements for the credit facilities.

Senior Unsecured Notes
The following presents our compliance with key covenant ratios, as defined, of the Notes as of March 31, 2016:

Ratio	Required	Actual
Total debt to total assets	< 60%	54%
Secured debt to total assets	< 45% (1)	31%
Total unencumbered assets to unsecured debt	> 150%	218%
Consolidated income available for debt service to annual debt service charge	> 1.5x	3.2x

(1)	On January 1, 2020 and thereafter, secured debt to total assets must be less than 40%.

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
The following table, which excludes expenditures for developments and expansions, summarizes these capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three month period ended March 31, 2016 compared to the same period in 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Tenant allowances (1)	$11,645	$12,696

Renovations	3,114	2,163

Deferred maintenance:
Parking lot and parking lot lighting	720	1,912
Roof repairs and replacements	669	931
Other capital expenditures	4,125	1,066
Total deferred maintenance	5,514	3,909

Capitalized overhead	1,326	1,999

Capitalized interest	548	1,208

Total capital expenditures	$22,147	$21,975

(1)	Tenant allowances primarily relate to new leases. Tenant allowances related to renewal leases were not material for the periods presented.
Our total investment in renovations that are scheduled for 2016 is projected to be $15.0 million, which includes approximately $7.0 million, at our share, of a $13.8 million renovation at CoolSprings Galleria in Nashville, TN as well as other eco-friendly green renovations. Annual capital expenditures budgets are prepared for each of our properties that are intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, will provide the necessary funding for these expenditures.

Developments and Expansions
The following tables summarize our development projects as of March 31, 2016.
Property Opened During the Three Months Ended March 31, 2016
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Opening Date	Initial Unleveraged Yield
Mall Expansion:
Kirkwood Mall - Self Development (Panera Bread, Verizon, Caribou Coffee)	Bismarck, ND	100%	12,570	$3,702	$3,346	Mar-16	10.5%

(1)	Total cost is presented net of reimbursements to be received.

(2)	Cost to date does not reflect reimbursements until they are received

Properties Under Development at March 31, 2016
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Expected Opening Date	Initial Unleveraged Yield
Community Center:
Ambassador Town Center	Lafayette, LA	65%	431,070	$40,724	$28,929	Spring-16	8.8%

Mall Expansions:
Friendly Center - Cheesecake Factory	Greensboro, NC	50%	9,156	2,307	193	Fall-16	10.8%
Friendly Center - Shops	Greensboro, NC	50%	12,765	2,638	509	Fall-16	8.1%
			21,921	4,945	702
Community Center Expansions:
The Forum at Grandview - Expansion	Madison, MS	75%	24,516	5,624	167	Fall-16	8.5%
Hammock Landing - Expansion	West Melbourne, FL	50%	23,717	2,351	177	Fall-16	10.7%
High Pointe Commons - (Petco)	Harrisburg, PA	50%	12,885	1,055	60	Oct-16	10.5%
			61,118	9,030	404

Mall Redevelopments:
CoolSprings Galleria - Sears Redevelopment (American Girl, Cheesecake Factory)	Nashville, TN	50%	182,163	32,816	23,511	May-15/Summer-16	7.4%
Northpark Mall - (Dunham's Sports)	Joplin, MO	100%	80,524	3,362	830	Fall-16	9.5%
Oak Park Mall - Self Development	Overland Park, KS	50%	6,735	1,210	605	Summer-16	8.2%
Randolph Mall - JCP Redevelopment (Ross/ULTA)	Asheboro, NC	100%	33,796	4,372	3,164	Summer-16	7.8%
			303,218	41,760	28,110

Total Properties Under Development			817,327	$96,459	$58,145

(1)	Total cost is presented net of reimbursements to be received.

(2)	Cost to date does not reflect reimbursements until they are received.
Ambassador Town Center, our joint venture community center development in Lafayette, LA, opened 97% leased. The center is anchored by Costco, Dick's Sporting Goods, Field & Stream, Marshall's, HomeGoods and Nordstrom Rack.
We have several expansion projects underway at our properties. The expansion of Friendly Center includes the addition of West Elm and Pieology as well as the development of a freestanding Cheesecake Factory. Additionally, expansion projects at three of our community centers are slated to open in the fall of 2016.
We have anchor redevelopment projects under construction at four malls. These projects involve former department stores, which afford us the opportunity to revitalize these spaces with a new mix of tenants and enhance the value of our properties. Our redevelopment of a former Sears at CoolSprings Galleria features American Girl, H&M, King's, and ULTA as well as restaurants Connor's Steakhouse and Kona Grill. A portion of this project opened in 2015. We are replacing a former Shopko with a Dunham's Sporting Goods store at Northpark Mall. At Randolph Mall, we are developing Ross and ULTA in the former JC Penney location.
We own land and hold options to acquire certain development properties owned by third parties.  Except for the projects presented above, we do not have any other material capital commitments as of March 31, 2016.

Shadow Pipeline of Properties Under Development at March 31, 2016
(Dollars in thousands)
				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Estimated Total Cost (1)	Expected Opening Date	Initial Unleveraged Yield
Outlet Center:
The Outlet Shoppes at Laredo	Laredo, TX	65%	350,000 - 360,000	$68,000 - $72,000	Winter-16	9% - 10%

Mall Expansions:
Dakota Square Mall - Expansion	Minot, ND	100%	23,000 - 26,000	7,000 - 8,000	Fall-16	7% - 8%
Hamilton Place - Theatre	Chattanooga, TN	100%	30,000 - 35,000	5,000 - 6,000	Fall-16	9% - 10%
Mayfaire Town Center - Phase I	Wilmington, NC	100%	65,000 - 70,000	19,000 - 21,000	Spring-17	8% - 9%
			118,000 - 131,000	31,000 - 35,000
Mall Redevelopment:
College Square - JCP Redevelopment	Morristown, TN	100%	90,000 - 95,000	14,000 - 15,500	Fall-16	7% - 8%

Total Shadow Pipeline			558,000 - 586,000	$113,000 - $122,500

(1)	Total cost is presented net of reimbursements to be received.

We are continuing our partnership with Horizon in the planned development of an outlet center project at Laredo, TX. The center will be the only outlet center within a 180 mile radius providing a value shopping option for the area. Leasing is nearing 80% and includes tenants such as Michael Kors, Brooks Brothers, Nike, Under Armour and Puma. The outlet center has a November 2016 scheduled completion date.

In addition to new development, we are continuing to invest in our mall portfolio through expansion and redevelopment projects. These include the addition of a luxury Regal Cinema adjacent to Hamilton Place Mall and an expansion of Mayfaire Town Center, which will bring H&M, Palmetto Moon and West Elm to the market. We proactively negotiated a lease termination last year to obtain the former JC Penny space at College Square. This allows us the opportunity to revitalize the space with the addition of Dick's Sporting Goods and ULTA later this year.
Acquisitions and Dispositions
See Note 4 and Note 5 to the condensed consolidated financial statements for a description of our acquisition and disposition activity related to consolidated and unconsolidated affiliates.
Off-Balance Sheet Arrangements
Unconsolidated Affiliates
We have ownership interests in 20 unconsolidated affiliates as of March 31, 2016 that are described in Note 5 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as “Investments in Unconsolidated Affiliates.”  The following are circumstances when we may consider entering into a joint venture with a third party:

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
The following table represents our guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 (in thousands):

	As of March 31, 2016							Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership		Maximum Guaranteed Amount	Debt Maturity Date (1)		3/31/2016	12/31/2015
West Melbourne I, LLC - Phase I	50%	$43,297	20%	(2)	$8,659	Feb-2018	(3)	$99	$99
West Melbourne I, LLC - Phase II	50%	16,737	20%	(2)	3,347	Feb-2018	(3)	87	87
Port Orange I, LLC	50%	58,558	20%	(2)	11,712	Feb-2018	(3)	148	148
Fremaux Town Center JV, LLC - Phase I	65%	40,530	15%		6,207	Aug-2016	(4)	62	62
Fremaux Town Center JV, LLC - Phase II	65%	29,935	50%	(5)	16,050	Aug-2016	(4)	161	161
Ambassador Town Center JV, LLC	65%	33,574	100%	(6)	45,307	Dec-2017	(7)	462	462
Ambassador Infrastructure, LLC	65%	11,137	100%	(8)	11,700	Dec-2017	(7)	177	177
			Total guaranty liability					$1,196	$1,196

(1)	Excludes any extension options.

(2)	The guaranty was reduced from 25% to 20% when the loan was modified and extended in February 2016. See Note 5 to the condensed consolidated financial statements.

(3)	The loan has a one-year extension option, which is at the unconsolidated affiliate's election, for an outside maturity date of February 2019.

(4)	The loan has two one-year extension options, which are at the unconsolidated affiliate's election, for an outside maturity date of August 2018.

(5)
Phase II of the development opened in the fourth quarter of 2015. Once certain leasing and occupancy metrics have been met, the guaranty will be reduced to 25%. The guaranty will be further reduced to 15% when Phase II of the development has been open for one year and a debt service coverage ratio of 1.30 to 1.00 is met.

(6)
Once construction is complete, the guaranty will be reduced to 50%. The guaranty will be further reduced from 50% to 15% once the construction of related infrastructure improvements is complete as well as upon the attainment of certain debt service and operational metrics.

(7)	The loan has two one-year extension options, which are the unconsolidated affiliate's election, for an outside maturity date of December 2019.

(8)
The guaranty will be reduced to 50% on March 1st of such year as PILOT payments received and attributed to the prior calendar year by Ambassador Infrastructure and delivered to the lender are $1,200 or more, provided no event of default exists. The guaranty will be reduced to 20% when the PILOT payments are $1,400 or more, provided no event of default exists.

We have guaranteed the lease performance of YTC, an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22.0 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to $10.0 million. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $14.8 million as of March 31, 2016.  We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty.  We did not include an obligation for this guaranty because we determined that the fair value of the guaranty was not material as of March 31, 2016 and December 31, 2015.

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
Our Annual Report on Form 10-K for the year ended December 31, 2015 contains a discussion of our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these policies and estimates during the three months ended March 31, 2016. Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Funds From Operations
Funds from Operations ("FFO") is a widely used measure of the operating performance of real estate companies that supplements net income (loss) determined in accordance with GAAP. NAREIT defines FFO as net income (loss) (computed in accordance with GAAP) excluding gains or losses on sales of depreciable operating properties and impairment losses of depreciable properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures and noncontrolling interests. Adjustments for unconsolidated partnerships, joint ventures and noncontrolling interests are calculated on the same basis. We define FFO as defined above by NAREIT less dividends on preferred stock of the Company or distributions on preferred units of the Operating Partnership, as applicable. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.
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
Adjusted FFO for the quarter ended March 31, 2016 increased 8% as compared to the prior-year period. The increase in adjusted FFO for the three month period ended March 31, 2016, was primarily due to higher minimum rents and tenant reimbursements due to rent growth and occupancy increases. Percentage rents also increased as sales improved during the quarter. We also continue to realize savings in interest expense as we continue to reduce our overall cost of borrowing.
FFO, as adjusted, during the three months ended March 31, 2016, excludes $1.7 million of litigation settlement expense and a $26.4 million increase in equity in earnings related to the sale of our 50% interest in an unconsolidated affiliate. FFO, as adjusted, during the three months ended March 31, 2015 excludes a partial settlement, net of related expenses, of $4.7 million and a $16.6 million gain on investment related to the sale of marketable securities. Considering the significance and nature of these items, we believe it is important to identify the impact of these changes on our FFO measures for a reader to have a complete understanding of our results of operations. Therefore, we have also presented FFO, as adjusted, excluding these items.
The reconciliation of net income attributable to common shareholders to FFO allocable to Operating Partnership common unitholders is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income attributable to common shareholders	$28,851	$34,941
Noncontrolling interest in income of Operating Partnership	4,945	6,172
Depreciation and amortization expense of:
Consolidated properties	76,506	76,266
Unconsolidated affiliates	9,178	10,317
Non-real estate assets	(837)	(842)
Noncontrolling interests' share of depreciation and amortization	(2,393)	(2,631)
Loss on impairment	19,685	—
Gain on depreciable property, net of tax	—	(67)
FFO allocable to Operating Partnership common unitholders	135,935	124,156
Litigation settlements, net of related expenses (1)	1,707	(4,658)
Gain on investment	—	(16,560)
Equity in earnings from sale of unconsolidated affiliate	(26,395)	—
FFO allocable to Operating Partnership common unitholders, as adjusted	$111,247	$102,938

FFO per diluted share	$0.68	$0.62

FFO, as adjusted, per diluted share	$0.56	$0.52

Weighted-average common and potential dilutive common shares outstanding with Operating Partnership units fully converted	199,926	199,771

(1)
Litigation settlement income is included in interest and other income in the Condensed Consolidated Statements of Operations. Litigation expense, including settlements paid, is included in general and administrative expense in the Condensed Consolidated Statements of Operations.

The reconciliation of diluted EPS to FFO per diluted share is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Diluted EPS attributable to common shareholders	$0.17	$0.20
Eliminate amounts per share excluded from FFO:
Depreciation and amortization expense, including amounts from consolidated properties, unconsolidated affiliates, non-real estate assets and excluding amounts allocated to noncontrolling interests	0.42	0.42
Loss on impairment	0.09	—
FFO per diluted share	$0.68	$0.62

The reconciliations of FFO allocable to Operating Partnership common unitholders to FFO allocable to common shareholders, including and excluding the net litigation settlements, gain on investment and gain on extinguishment of debt, are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
FFO allocable to Operating Partnership common unitholders	$135,935	$124,156
Percentage allocable to common shareholders (1)	85.37%	85.35%
FFO allocable to common shareholders	$116,048	$105,967

FFO allocable to Operating Partnership common unitholders, as adjusted	$111,247	$102,938
Percentage allocable to common shareholders (1)	85.37%	85.35%
FFO allocable to common shareholders, as adjusted	$94,972	$87,858

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

Interest Rate Risk

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at March 31, 2016, a 0.5% increase or decrease in interest rates on variable-rate debt would decrease or increase annual cash flows by approximately $6.9 million and $2.1 million, respectively, and increase or decrease annual interest expense, after the effect of capitalized interest, by approximately $6.8 million and $2.0 million, respectively.

Based on our proportionate share of total consolidated and unconsolidated debt at March 31, 2016, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $81.9 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $84.5 million.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2016, the Company implemented a new accounting system to improve standardization and efficiency. Other than our system upgrade, which we believe enhances our system of internal controls, there have been no changes in the Company's or the Operating Partnership's internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations that are discussed under the caption “Risk Factors” in Part I, Item1A of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to such risk factors since the filing of our Annual Report.
ITEM 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
January 1–31, 2016	541	$12.60	—	$—
February 1–29, 2016	18,065	10.68	—	—
March 1–31, 2016	—	—	—	—
Total	18,606	$10.74	—	$—

(1)	Represents shares surrendered to the Company by employees to satisfy federal and state income tax requirements related to the vesting of shares of restricted stock.

(2)
Does not include any activity under the $200 million common stock repurchase program approved by the Company's Board of Directors in July 2015, pursuant to which no shares were repurchased during the quarter.

(3)
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
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)

CBL & ASSOCIATES LIMITED PARTNERSHIP

By: CBL HOLDINGS I, INC., its general partner

/s/ Farzana K. Mitchell
_____________________________________
Farzana K. Mitchell
Executive Vice President -
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)

Date: May 10, 2016

INDEX TO EXHIBITS

Exhibit Number	Description
3.2	CBL & Associates Properties, Inc. Third Amended and Restated Bylaws, effective as of February 11, 2016 *
10.5.11	CBL & Associates Properties, Inc. Named Executive Officer Annual Incentive Compensation Plan (AIP) (Fiscal Year 2016)† *
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of CBL & Associates Properties, Inc.
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of CBL & Associates Limited Partnership
12.3	Computation of Ratio of Earnings to Fixed Charges of CBL & Associates Properties, Inc.
12.4	Computation of Ratio of Earnings to Fixed Charges of CBL & Associates Limited Partnership
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

* Incorporated by reference from the Company's Current Report on Form 8-K, dated February 10, 2016 and filed on February 16, 2016. Commission File No 1-12494 and 333-182515-01.

†	A management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.