Form 10-Q
period 2016-06-30
CBL & ASSOCIATES PROPERTIES INC; CBL & ASSOCIATES LIMITED PARTNERSHIP
filed 2016-08-09
CIK 910612, 915140

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
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
As of August 2, 2016, there were 170,792,798 shares of CBL & Associates Properties, Inc.'s common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2016 of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the "Company" mean CBL & Associates Properties, Inc. and its subsidiaries. References to the "Operating Partnership" mean CBL & Associates Limited Partnership and its subsidiaries. The terms "we," "us" and "our" refer to the Company or the Company and the Operating Partnership collectively, as the context requires.
The Company is a real estate investment trust ("REIT") whose stock is traded on the New York Stock Exchange. The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At June 30, 2016, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 84.4% limited partner interest for a combined interest held by the Company of 85.4%.
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
In order to highlight the differences between the Company and the Operating Partnership, this report includes the following sections that provide separate financial and other information for the Company and the Operating Partnership:

•	condensed consolidated financial statements;

•
certain accompanying notes to condensed consolidated financial statements, including Note 5 - Unconsolidated Affiliates, Redeemable Interests, Noncontrolling Interests and Cost Method Investments; Note 6 - Mortgage and Other Indebtedness; Note 7 - Comprehensive Income; and Note 11 - Earnings per Share and Earnings per Unit;

•	controls and procedures in Item 4 of Part I of this report;

•	information concerning unregistered sales of equity securities and use of proceeds in Item 2 of Part II of this report; and

•	certifications of the Chief Executive Officer and Chief Financial Officer included as Exhibits 31.1 through 32.4.

CBL & Associates Properties, Inc.
CBL & Associates Limited Partnership

PART I – FINANCIAL INFORMATION

ITEM 1:   Financial Statements
CBL & Associates Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

ASSETS (1)	June 30, 2016	December 31, 2015
Real estate assets:
Land	$851,541	$876,668
Buildings and improvements	7,000,254	7,287,862
	7,851,795	8,164,530
Accumulated depreciation	(2,369,696)	(2,382,568)
	5,482,099	5,781,962
Held for sale	65,300	—
Developments in progress	116,469	75,991
Net investment in real estate assets	5,663,868	5,857,953
Cash and cash equivalents	21,139	36,892
Receivables:
Tenant, net of allowance for doubtful accounts of $1,918 and $1,923 in 2016 and 2015, respectively	99,905	87,286
Other, net of allowance for doubtful accounts of $1,275 and $1,276 in 2016 and 2015, respectively	16,711	17,958
Mortgage and other notes receivable	15,703	18,238
Investments in unconsolidated affiliates	275,101	276,383
Intangible lease assets and other assets	187,709	185,281
	$6,280,136	$6,479,991

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness, net	$4,540,479	$4,710,628
Accounts payable and accrued liabilities	284,219	344,434
Liabilities related to assets held for sale	38,237	—
Total liabilities (1)	4,862,935	5,055,062
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	17,833	25,330
Shareholders' equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized:
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding	18	18
6.625% Series E Cumulative Redeemable Preferred Stock, 690,000 shares outstanding	7	7
Common stock, $.01 par value, 350,000,000 shares authorized, 170,789,867 and 170,490,948 issued and outstanding in 2016 and 2015, respectively	1,708	1,705
Additional paid-in capital	1,971,591	1,970,333
Accumulated other comprehensive income	—	1,935
Dividends in excess of cumulative earnings	(699,001)	(689,028)
Total shareholders' equity	1,274,323	1,284,970
Noncontrolling interests	125,045	114,629
Total equity	1,399,368	1,399,599
	$6,280,136	$6,479,991

(1)
As of June 30, 2016, includes $601,652 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $470,789 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 5.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Operations (In thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES:
Minimum rents	$167,216	$166,428	$337,845	$335,509
Percentage rents	2,692	2,412	7,365	6,549
Other rents	4,819	4,421	9,881	9,592
Tenant reimbursements	70,096	70,224	143,462	142,357
Management, development and leasing fees	4,067	2,663	6,648	5,441
Other	6,075	7,695	12,842	15,304
Total revenues	254,965	253,843	518,043	514,752

OPERATING EXPENSES:
Property operating	31,060	32,866	69,688	71,770
Depreciation and amortization	72,205	71,239	148,711	147,505
Real estate taxes	22,834	22,549	45,862	45,334
Maintenance and repairs	11,790	12,407	26,338	26,623
General and administrative	16,475	16,215	33,643	33,445
Loss on impairment	43,493	2,781	63,178	2,781
Other	5,052	5,928	14,737	12,404
Total operating expenses	202,909	163,985	402,157	339,862
Income from operations	52,056	89,858	115,886	174,890
Interest and other income	251	389	611	5,663
Interest expense	(53,187)	(58,754)	(108,418)	(117,911)
Gain on extinguishment of debt	—	256	6	256
Gain on investment	—	—	—	16,560
Equity in earnings of unconsolidated affiliates	64,349	4,881	96,739	8,704
Income tax benefit (provision)	51	(2,472)	588	(1,556)
Income from continuing operations before gain on sales of real estate assets	63,520	34,158	105,412	86,606
Gain on sales of real estate assets	9,577	14,173	9,577	14,930
Net income	73,097	48,331	114,989	101,536
Net (income) loss attributable to noncontrolling interests in:
Operating Partnership	(8,483)	(4,946)	(13,428)	(11,118)
Other consolidated subsidiaries	(1,695)	(1,490)	1,432	(2,359)
Net income attributable to the Company	62,919	41,895	102,993	88,059
Preferred dividends	(11,223)	(11,223)	(22,446)	(22,446)
Net income attributable to common shareholders	$51,696	$30,672	$80,547	$65,613

Basic and diluted per share data attributable to common shareholders:
Net income attributable to common shareholders	$0.30	$0.18	$0.47	$0.38
Weighted-average common and potential dilutive common shares outstanding	170,792	170,494	170,731	170,457

Dividends declared per common share	$0.265	$0.265	$0.530	$0.530

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$73,097	$48,331	$114,989	$101,536

Other comprehensive income (loss):
Unrealized holding gain on available-for-sale securities	—	—	—	242
Reclassification to net income of realized gain on available-for-sale securities	—	—	—	(16,560)
Unrealized gain on hedging instruments	—	1,216	877	2,099
Reclassification of hedging effect on earnings	—	(646)	(443)	(1,169)
Total other comprehensive income (loss)	—	570	434	(15,388)

Comprehensive income	73,097	48,901	115,423	86,148
Comprehensive (income) loss attributable to noncontrolling interests in:
Operating Partnership	(8,483)	(5,014)	(13,491)	(8,032)
Other consolidated subsidiaries	(1,695)	(1,490)	1,432	(2,359)
Comprehensive income attributable to the Company	$62,919	$42,397	$103,364	$75,757

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
 (Unaudited)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2015	$37,559	$25	$1,703	$1,958,198	$13,411	$(566,785)	$1,406,552	$143,376	$1,549,928
Net income	2,261	—	—	—	—	88,059	88,059	11,216	99,275
Other comprehensive loss	(375)	—	—	—	(12,302)	—	(12,302)	(2,711)	(15,013)
Performance stock units	—	—	—	312	—	—	312	—	312
Dividends declared - common stock	—	—	—	—	—	(90,362)	(90,362)	—	(90,362)
Dividends declared - preferred stock	—	—	—	—	—	(22,446)	(22,446)	—	(22,446)
Issuances of 272,498 shares of common stock and restricted common stock	—	—	3	589	—	—	592	—	592
Conversion of Operating Partnership common units to shares of common stock	—	—	—	—	—	—	—	(286)	(286)
Cancellation of 40,238 shares of restricted common stock	—	—	(1)	(730)	—	—	(731)	—	(731)
Amortization of deferred compensation	—	—	—	2,613	—	—	2,613	—	2,613
Contributions from noncontrolling interests	—	—	—	—	—	—	—	15	15
Distributions to noncontrolling interests	(2,754)	—	—	—	—	—	—	(19,830)	(19,830)
Adjustment for noncontrolling interests	311	—	—	1,317	—	—	1,317	(1,628)	(311)
Adjustment to record redeemable noncontrolling interests at redemption value	5,942	—	—	(5,071)	—	—	(5,071)	(871)	(5,942)
Balance, June 30, 2015	$42,944	$25	$1,705	$1,957,228	$1,109	$(591,534)	$1,368,533	$129,281	$1,497,814

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)
(Continued)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2016	$25,330	$25	$1,705	$1,970,333	$1,935	$(689,028)	$1,284,970	$114,629	$1,399,599
Net income (loss)	(1,975)	—	—	—	—	102,993	102,993	13,971	116,964
Other comprehensive income	3	—	—	—	371	—	371	60	431
Performance stock units	—	—	—	516	—	—	516	—	516
Dividends declared - common stock	—	—	—	—	—	(90,520)	(90,520)	—	(90,520)
Dividends declared - preferred stock	—	—	—	—	—	(22,446)	(22,446)	—	(22,446)
Issuances of 327,326 shares of common stock and restricted common stock	—	—	3	385	—	—	388	—	388
Cancellation of 28,407 shares of restricted common stock	—	—	—	(224)	—	—	(224)	—	(224)
Amortization of deferred compensation	—	—	—	1,969	—	—	1,969	—	1,969
Redemptions of Operating Partnership common units	—	—	—	—	—	—	—	(146)	(146)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	10,686	10,686
Distributions to noncontrolling interests	(4,211)	—	—	—	—	—	—	(19,163)	(19,163)
Adjustment for noncontrolling interests	1,000	—	—	(3,130)	(2,306)	—	(5,436)	4,436	(1,000)
Adjustment to record redeemable noncontrolling interests at redemption value	(2,314)	—	—	1,742	—	—	1,742	572	2,314
Balance, June 30, 2016	$17,833	$25	$1,708	$1,971,591	$—	$(699,001)	$1,274,323	$125,045	$1,399,368

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$114,989	$101,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148,711	147,505
Net amortization of deferred finance costs and debt premiums	1,476	2,626
Net amortization of intangible lease assets and liabilities	(288)	33
Gain on sales of real estate assets	(9,577)	(14,930)
Write-off of development projects	33	125
Share-based compensation expense	2,851	3,406
Net realized gain on sale of available-for-sale securities	—	(16,560)
Loss on impairment	63,178	2,781
Gain on extinguishment of debt	(6)	(256)
Equity in earnings of unconsolidated affiliates	(96,739)	(8,704)
Distributions of earnings from unconsolidated affiliates	8,582	9,780
Provision for doubtful accounts	2,223	1,938
Change in deferred tax accounts	(320)	153
Changes in:
Tenant and other receivables	(13,595)	(2,960)
Other assets	(5,616)	(833)
Accounts payable and accrued liabilities	(1,741)	(6,247)
Net cash provided by operating activities	214,161	219,393

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(103,322)	(94,231)
Acquisition of real estate assets	—	(191,988)
(Additions) reductions to restricted cash	(8,064)	3,315
Proceeds from sales of real estate assets	88,583	24,233
Additions to mortgage and other notes receivable	(3,259)	—
Payments received on mortgage and other notes receivable	515	264
Net proceeds from sales of available-for-sale securities	—	20,755
Additional investments in and advances to unconsolidated affiliates	(3,650)	(7,650)
Distributions in excess of equity in earnings of unconsolidated affiliates	60,060	9,789
Changes in other assets	(2,498)	(5,295)
Net cash provided by (used in) investing activities	28,365	(240,808)

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$439,113	$421,289
Principal payments on mortgage and other indebtedness	(570,838)	(271,516)
Additions to deferred financing costs	(79)	(190)
Additions to debt issuance costs	(837)	—
Proceeds from issuances of common stock	87	101
Purchase of noncontrolling interest in the Operating Partnership	(146)	(286)
Contributions from noncontrolling interests	10,686	15
Distributions to noncontrolling interests	(23,378)	(22,588)
Dividends paid to holders of preferred stock	(22,446)	(22,446)
Dividends paid to common shareholders	(90,441)	(90,301)
Net cash provided by (used in) financing activities	(258,279)	14,078

NET CHANGE IN CASH AND CASH EQUIVALENTS	(15,753)	(7,337)
CASH AND CASH EQUIVALENTS, beginning of period	36,892	37,938
CASH AND CASH EQUIVALENTS, end of period	$21,139	$30,601

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$109,109	$115,467

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Balance Sheets
(In thousands, except unit data)
(Unaudited)

ASSETS (1)	June 30, 2016	December 31, 2015
Real estate assets:
Land	$851,541	$876,668
Buildings and improvements	7,000,254	7,287,862
	7,851,795	8,164,530
Accumulated depreciation	(2,369,696)	(2,382,568)
	5,482,099	5,781,962
Held for sale	65,300	—
Developments in progress	116,469	75,991
Net investment in real estate assets	5,663,868	5,857,953
Cash and cash equivalents	21,132	36,887
Receivables:
Tenant, net of allowance for doubtful accounts of $1,918 and $1,923 in 2016 and 2015, respectively	99,905	87,286
Other, net of allowance for doubtful accounts of $1,275 and $1,276 in 2016 and 2015, respectively	16,662	17,958
Mortgage and other notes receivable	15,703	18,238
Investments in unconsolidated affiliates	275,636	276,946
Intangible lease assets and other assets	187,589	185,162
	$6,280,495	$6,480,430

LIABILITIES, REDEEMABLE INTERESTS AND CAPITAL
Mortgage and other indebtedness, net	$4,540,479	$4,710,628
Accounts payable and accrued liabilities	284,248	344,434
Liabilities related to assets held for sale	38,237	—
Total liabilities (1)	4,862,964	5,055,062
Commitments and contingencies (Note 12)
Redeemable interests:
Redeemable noncontrolling interests	2,754	5,586
Redeemable common units	15,079	19,744
Total redeemable interests	17,833	25,330
Partners' capital:
Preferred units	565,212	565,212
Common units:
General partner	8,319	8,435
Limited partners	812,175	822,383
Accumulated other comprehensive loss	—	(868)
Total partners' capital	1,385,706	1,395,162
Noncontrolling interests	13,992	4,876
Total capital	1,399,698	1,400,038
	$6,280,495	$6,480,430

(1)
As of June 30, 2016, includes $601,652 of assets related to consolidated variable interest entities that can only be used to settle obligations of the consolidated variable interest entities and $470,789 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 5.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership Condensed Consolidated Statements of Operations (In thousands, except per unit data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES:
Minimum rents	$167,216	$166,428	$337,845	$335,509
Percentage rents	2,692	2,412	7,365	6,549
Other rents	4,819	4,421	9,881	9,592
Tenant reimbursements	70,096	70,224	143,462	142,357
Management, development and leasing fees	4,067	2,663	6,648	5,441
Other	6,075	7,695	12,842	15,304
Total revenues	254,965	253,843	518,043	514,752

OPERATING EXPENSES:
Property operating	31,060	32,866	69,688	71,770
Depreciation and amortization	72,205	71,239	148,711	147,505
Real estate taxes	22,834	22,549	45,862	45,334
Maintenance and repairs	11,790	12,407	26,338	26,623
General and administrative	16,475	16,215	33,643	33,445
Loss on impairment	43,493	2,781	63,178	2,781
Other	5,052	5,928	14,737	12,404
Total operating expenses	202,909	163,985	402,157	339,862
Income from operations	52,056	89,858	115,886	174,890
Interest and other income	251	389	611	5,663
Interest expense	(53,187)	(58,754)	(108,418)	(117,911)
Gain on extinguishment of debt	—	256	6	256
Gain on investment	—	—	—	16,560
Equity in earnings of unconsolidated affiliates	64,349	4,881	96,739	8,704
Income tax benefit (provision)	51	(2,472)	588	(1,556)
Income from continuing operations before gain on sales of real estate assets	63,520	34,158	105,412	86,606
Gain on sales of real estate assets	9,577	14,173	9,577	14,930
Net income	73,097	48,331	114,989	101,536
Net (income) loss attributable to noncontrolling interests	(1,695)	(1,490)	1,432	(2,359)
Net income attributable to the Operating Partnership	71,402	46,841	116,421	99,177
Distributions to preferred unitholders	(11,223)	(11,223)	(22,446)	(22,446)
Net income attributable to common unitholders	$60,179	$35,618	$93,975	$76,731

Basic and diluted per unit data attributable to common unitholders:
Net income attributable to common unitholders	$0.30	$0.18	$0.47	$0.38
Weighted-average common and potential dilutive common units outstanding	200,045	199,751	199,986	199,716

Distributions declared per common unit	$0.273	$0.273	$0.546	$0.546

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$73,097	$48,331	$114,989	$101,536

Other comprehensive income (loss):
Unrealized holding gain on available-for-sale securities	—	—	—	242
Reclassification to net income of realized gain on available-for-sale securities	—	—	—	(16,560)
Unrealized gain on hedging instruments	—	1,216	877	2,099
Reclassification of hedging effect on earnings	—	(646)	(443)	(1,169)
Total other comprehensive income (loss)	—	570	434	(15,388)

Comprehensive income	73,097	48,901	115,423	86,148
Comprehensive (income) loss attributable to noncontrolling interests	(1,695)	(1,490)	1,432	(2,359)
Comprehensive income of the Operating Partnership	$71,402	$47,411	$116,855	$83,789

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Capital
(In thousands)
 (Unaudited)

	Redeemable Interests			Number of			Common Units
	Redeemable Noncontrolling Interests	Redeemable Common Units	Total Redeemable Interests	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital	Noncontrolling Interests	Total Capital
Balance, January 1, 2015	$6,455	$31,104	$37,559	25,050	199,532	$565,212	$9,789	$953,349	$13,183	$1,541,533	$8,908	$1,550,441
Net income	1,668	593	2,261	—	—	22,446	781	75,357	—	98,584	691	99,275
Other comprehensive loss	—	(375)	(375)	—	—	—	—	—	(15,013)	(15,013)	—	(15,013)
Performance stock units	—	—	—	—	—	—	3	309	—	312	—	312
Distributions declared - common units	—	(1,126)	(1,126)	—	—	—	(1,066)	(106,765)	—	(107,831)	—	(107,831)
Distributions declared - preferred units	—	—	—	—	—	(22,446)	—	—	—	(22,446)	—	(22,446)
Issuances of common units	—	—	—	—	273	—	—	592	—	592	—	592
Redemption of common units	—	—	—	—	(15)	—	—	(286)	—	(286)	—	(286)
Cancellation of restricted common units	—	—	—	—	(40)	—	—	(731)	—	(731)	—	(731)
Amortization of deferred compensation	—	—	—	—	—	—	27	2,586	—	2,613	—	2,613
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	15	15
Distributions to noncontrolling interests	(1,628)	—	(1,628)	—	—	—	—	—	—	—	(2,360)	(2,360)
Allocation of partners' capital	—	311	311	—	—	—	(56)	(354)	—	(410)	—	(410)
Adjustment to record redeemable interests at redemption value	(291)	6,233	5,942	—	—	—	(61)	(5,880)	—	(5,941)	—	(5,941)
Balance, June 30, 2015	$6,204	$36,740	$42,944	25,050	199,750	$565,212	$9,417	$918,177	$(1,830)	$1,490,976	$7,254	$1,498,230

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Capital
(In thousands)
(Unaudited)
(Continued)

	Redeemable Interests			Number of			Common Units
	Redeemable Noncontrolling Interests	Redeemable Common Units	Total Redeemable Interests	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital	Noncontrolling Interests	Total Capital
Balance, January 1, 2016	$5,586	$19,744	$25,330	25,050	199,748	$565,212	$8,435	$822,383	$(868)	$1,395,162	$4,876	$1,400,038
Net income	(2,691)	716	(1,975)	—	—	22,446	954	92,305	—	115,705	1,259	116,964
Other comprehensive income (loss)	—	3	3	—	—	—	—		431	431	—	431
Performance stock units	—	—	—	—	—	—	5	511	—	516	—	516
Distributions declared - common units	—	(2,286)	(2,286)	—	—	—	(1,064)	(105,790)	—	(106,854)	—	(106,854)
Distributions declared - preferred units	—	—	—	—	—	(22,446)	—		—	(22,446)	—	(22,446)
Issuances of common units	—	—	—	—	327	—	—	388	—	388	—	388
Redemptions of common units	—	—	—	—	(15)	—	—	(146)	—	(146)	—	(146)
Cancellation of restricted common units	—	—	—	—	(28)	—	—	(224)	—	(224)	—	(224)
Amortization of deferred compensation	—	—	—	—	—	—	20	1,949	—	1,969	—	1,969
Contributions from noncontrolling interests	—	—	—	—	—	—	—		—	—	10,686	10,686
Distributions to noncontrolling interests	(1,925)	—	(1,925)	—	—	—	—		—	—	(2,829)	(2,829)
Allocation of partners' capital	—	1,000	1,000	—	—	—	(55)	(1,491)	437	(1,109)	—	(1,109)
Adjustment to record redeemable interests at redemption value	1,784	(4,098)	(2,314)	—	—	—	24	2,290	—	2,314	—	2,314
Balance, June 30, 2016	$2,754	$15,079	$17,833	25,050	200,032	$565,212	$8,319	$812,175	$—	$1,385,706	$13,992	$1,399,698

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$114,989	$101,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148,711	147,505
Net amortization of deferred finance costs and debt premiums	1,476	2,626
Net amortization of intangible lease assets and liabilities	(288)	33
Gain on sales of real estate assets	(9,577)	(14,930)
Write-off of development projects	33	125
Share-based compensation expense	2,851	3,406
Net realized gain on sale of available-for-sale securities	—	(16,560)
Loss on impairment	63,178	2,781
Gain on extinguishment of debt	(6)	(256)
Equity in earnings of unconsolidated affiliates	(96,739)	(8,704)
Distributions of earnings from unconsolidated affiliates	8,610	9,778
Provision for doubtful accounts	2,223	1,938
Change in deferred tax accounts	(320)	153
Changes in:
Tenant and other receivables	(13,546)	(2,960)
Other assets	(5,616)	(833)
Accounts payable and accrued liabilities	(1,820)	(6,263)
Net cash provided by operating activities	214,159	219,375

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(103,322)	(94,231)
Acquisition of real estate assets	—	(191,988)
(Additions) reductions to restricted cash	(8,064)	3,315
Proceeds from sales of real estate assets	88,583	24,233
Additions to mortgage and other notes receivable	(3,259)	—
Payments received on mortgage and other notes receivable	515	264
Net proceeds from sales of available-for-sale securities	—	20,755
Additional investments in and advances to unconsolidated affiliates	(3,650)	(7,650)
Distributions in excess of equity in earnings of unconsolidated affiliates	60,060	9,789
Changes in other assets	(2,498)	(5,295)
Net cash provided by (used in) investing activities	28,365	(240,808)

CBL & Associates Limited Partnership Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$439,113	$421,289
Principal payments on mortgage and other indebtedness	(570,838)	(271,516)
Additions to deferred financing costs	(79)	(190)
Additions to debt issuance costs	(837)	—
Proceeds from issuances of common units	87	101
Redemption of common units	(146)	(286)
Contributions from noncontrolling interests	10,686	15
Distributions to noncontrolling interests	(7,044)	(5,113)
Distributions to preferred unitholders	(22,446)	(22,446)
Distributions to common unitholders	(106,775)	(107,771)
Net cash provided by (used in) financing activities	(258,279)	14,083

NET CHANGE IN CASH AND CASH EQUIVALENTS	(15,755)	(7,350)
CASH AND CASH EQUIVALENTS, beginning of period	36,887	37,926
CASH AND CASH EQUIVALENTS, end of period	$21,132	$30,576

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$109,109	$115,467

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
CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the “Operating Partnership”), which is a variable interest entity ("VIE"). In accordance with the guidance in ASC 810, Consolidations, the Company is exempt from providing further disclosures related to the Operating Partnership's VIE classification. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a VIE.  As of June 30, 2016, the Operating Partnership owned interests in the following properties:

	Malls (1)	Associated Centers	Community Centers	Office Buildings (2)	Total
Consolidated properties	70	20	5	8	103
Unconsolidated properties (3)	10	4	5	5	24
Total	80	24	10	13	127

(1)	Category consists of regional malls, open-air centers and outlet centers (including one mixed-use center).

(2)	Includes CBL's corporate office buildings.

(3)	The Operating Partnership accounts for these investments using the equity method because one or more of the other partners have substantive participating rights.

At June 30, 2016, the Operating Partnership had interests in the following properties under development:

	Consolidated Properties		Unconsolidated Properties
	Malls	Community Centers	Malls	Community Centers
Development	1	—	—	—
Expansions	3	1	1	2
Redevelopments	4	—	1	—
The Operating Partnership also holds options to acquire certain development properties owned by third parties.
CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At June 30, 2016, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 84.4% limited partner interest for a combined interest held by CBL of 85.4%.
As used herein, the term "Company" includes CBL & Associates Properties, Inc. and its subsidiaries, including CBL & Associates Limited Partnership and its subsidiaries, unless the context indicates otherwise. The term "Operating Partnership" refers to CBL & Associates Limited Partnership and its subsidiaries.
The noncontrolling interest in the Operating Partnership is held by CBL & Associates, Inc., its shareholders and affiliates and certain senior officers of the Company (collectively "CBL's Predecessor"), all of which contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993, and by various third parties. At June 30, 2016, CBL’s Predecessor owned a 9.1% limited partner interest and third parties owned a 5.5% limited partner interest in the Operating Partnership.  CBL's Predecessor also owned 3.7 million shares of CBL’s common stock at June 30, 2016, for a total combined effective interest of 10.9% in the Operating Partnership.
The Operating Partnership conducts the Company’s property management and development activities through its wholly-owned subsidiary, CBL & Associates Management, Inc. (the “Management Company”), to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. All intercompany transactions have been eliminated. The results for the interim period ended June 30, 2016 are not necessarily indicative of the results to be obtained for the full fiscal year.
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
Accounting Guidance Not Yet Effective
In May 2014, the FASB and the International Accounting Standards Board jointly issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The objective of this converged standard is to enable financial statement users to better understand and analyze revenue by replacing current transaction and industry-specific guidance with a more principles-based approach to revenue recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that the entity expects to be entitled to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other guidance such as lease and insurance contracts. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which allows an additional one year deferral of ASU 2014-09. As a result, ASU 2014-09 is effective for annual periods beginning after December 15, 2017 and interim periods within those years using one of two retrospective application methods. Early adoption would be permitted only for annual reporting periods beginning after December 15, 2016 and interim periods within those years. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08"). The guidance in ASU 2016-08 clarifies the implementation of ASU 2014-09 on principal versus agent consideration and has the same effective date as ASU 2014-09, as deferred by ASU 2015-14. During the quarter ended June 30, 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing, ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, and ASU 2016-12, Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients. These amendments are intended to improve and clarify the implementation guidance of ASU 2014-09 and have the same effective date as ASU 2014-09, as deferred by ASU 2015-14. The Company is evaluating the impact that these updates may have on its consolidated financial statements and related disclosures.
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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 identifies areas for simplification of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. For public companies, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period and may be applied on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of the date of adoption. Early adoption is permitted. The Company expects to adopt ASU 2016-09 as of January 1, 2017 and is currently assessing the potential impact of adopting the new guidance on its consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The objective of ASU 2016-13 is to provide financial statement users with information about expected credit losses on financial assets and other commitments to extend credit by a reporting entity. The guidance replaces the current incurred loss impairment model, which reflects credit events, with a current expected credit loss model, which recognizes an allowance for credit losses based on an entity's estimate of contractual cash flows not expected to be collected. For public companies that are SEC filers, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. Early adoption is permitted. The guidance is to be applied on a modified retrospective basis. The Company expects to adopt ASU 2016-13 as of January 1, 2020 and is evaluating the impact that this update may have on its consolidated financial statements and related disclosures.
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
Fair Value Measurements on a Recurring Basis
The following table sets forth information regarding the Company’s financial instruments that were measured at fair value on a recurring basis in the accompanying condensed consolidated balance sheets as of December 31, 2015. The interest rate swaps matured April 1, 2016:

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

The Company uses interest rate swaps to mitigate the effect of interest rate movements on its variable-rate debt.  The Company had four interest rate swaps as December 31, 2015, that qualified as hedging instruments and were designated as cash flow hedges.  These swaps matured on April 1, 2016. The interest rate swaps are reflected in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.  The swaps have met the effectiveness test criteria since inception and changes in their fair values were, thus, reported in other comprehensive income (loss) ("OCI/L") and reclassified into earnings in the same period or periods during which the hedged items affected earnings.  The fair values of the Company’s interest rate hedges, classified under Level 2, were determined based on prevailing market data for contracts with matching durations, current and anticipated LIBOR information, consideration of the Company’s credit standing, credit risk of the counterparties and reasonable estimates about relevant future market conditions.  See Note 6 for further information regarding the Company’s interest rate hedging instruments.
The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments.  Based on the interest rates for similar financial instruments, the carrying value of mortgage and other notes receivable is a reasonable estimate of fair value.  The estimated fair value of mortgage and other indebtedness was $4,890,967 and $4,945,622 at June 30, 2016 and December 31, 2015, respectively.  The fair value was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently. The carrying amount of mortgage and other indebtedness was $4,540,479 and $4,710,628 at June 30, 2016 and December 31, 2015, respectively.
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
The following table sets forth information regarding the Company's assets that are measured at fair value on a nonrecurring basis and related impairment charges:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
2016:
Long-lived assets	$105,647	$—	$—	$105,647	$62,348

Long-lived Assets Measured at Fair Value in 2016
During the six months ended June 30, 2016, the Company recognized impairments of real estate of $62,348 when it wrote down six malls and an associated center to their estimated fair values. The following properties are classified in the Malls category for segment reporting purposes: The Lakes Mall and Fashion Square, Wausau Center, Bonita Lakes Mall, Midland Mall and River Ridge Mall. Bonita Lakes Crossing is classified in the Associated Centers category for segment reporting purposes. See Note 9.
The Company recognized impairments of real estate of $32,096 in the second quarter of 2016 when it adjusted the book value of The Lakes and Fashion Square, two malls located in Michigan, to their estimated fair value of $65,447 based upon the sales price of $66,500 in the signed contract with a third party buyer, adjusted to reflect disposition costs. The revenues of The Lakes and Fashion Square accounted for approximately 1.6% of total consolidated revenues for the trailing twelve months ended June 30, 2016. These properties were classified as held for sale as of June 30, 2016 until their sale in July 2016. See Note 4 and Note 16 for additional information.
In accordance with the Company's quarterly impairment review process, the Company recorded a non-cash impairment of $10,738 in the second quarter of 2016 related to Wausau Center, a mall located in Wausau, WI, to write-down the depreciated book value to its estimated fair value of $11,000 as of June 30, 2016. After evaluating redevelopment options, the Company determined that an appropriate risk-adjusted return was not achievable and reduced its holding period. The mall is encumbered by a non-recourse loan with a balance of $17,689 as of June 30, 2016 and has experienced declining sales and the loss of two anchor stores. The revenues of Wausau Center accounted for approximately 0.4% of total consolidated revenues for the trailing twelve months ended June 30, 2016. The Company notified the lender that it would not make its scheduled July 1, 2016 debt payment and is in discussions with the lender to begin the foreclosure process. With the assistance of a third-party appraiser, management determined the fair value of Wausau Center using a discounted cash flow methodology as of June 30, 2016. The discounted cash flow used assumptions including an 10-year holding period with a sale at the end of the holding period, a capitalization rate of 13.25% and a discount rate of 13.0%. As these assumptions are subject to economic and market uncertainties, they are difficult to predict and are subject to future events that may alter the assumptions used or management's estimates of future possible outcomes.
In accordance with the Company's quarterly impairment review process, the Company recorded impairments of real estate of $5,323 as of March 31, 2016 when it adjusted the book value of Bonita Lakes Mall and Bonita Lakes Crossing ("Bonita Lakes"), located in Meridian, MS, to its estimated fair value of $27,440, which represented the contractual sales price of $27,910 with a third party buyer, adjusted to reflect disposition costs. The revenues of Bonita Lakes accounted for approximately 0.7% of total consolidated revenues for the trailing twelve months ended March 31, 2016. See Note 4 for further information on the sale that closed in the second quarter of 2016.
The Company recognized a non-cash impairment of $4,681 on Midland Mall, located in Midland, MI, when it wrote down the mall to its estimated fair value of $29,200 as of March 31, 2016. The fair value analysis of Midland Mall was determined using a discounted cash flow methodology as of March 31, 2016. The discounted cash flow used assumptions including an 10-year holding period with a sale at the end of the holding period, a capitalization rate of 9.75% and a discount rate of 11.5%. As these assumptions are subject to economic and market uncertainties, they are difficult to predict and are subject to future events that may alter the assumptions used or management's estimates of future possible outcomes.
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
Other Impairment Loss in 2016
During the six months ended June 30, 2016, the Company recorded impairments of $830 related to the sales of three outparcels.
Note 4 – Acquisitions, Dispositions and Held for Sale
Acquisitions
The Company did not acquire any consolidated shopping center properties during the six months ended June 30, 2016.
On June 18, 2015, the Company acquired a 100% interest in Mayfaire Town Center and Community Center, in Wilmington, NC, for a total cash purchase price of $191,988 utilizing availability on its lines of credit. Since the acquisition date, $8,982 of revenue and $410 of income was included in the consolidated financial statements for the year ended December 31, 2015. The pro forma effect of this acquisition was not material. Subsequent to its acquisition, the Company sold Mayfaire Community Center in December 2015. See details below.
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

2016
Net proceeds realized from the 2016 dispositions were used to retire maturing loans and reduce the outstanding balances on the Company's credit facilities. The following is a summary of the Company's 2016 dispositions:

				Sales Price
Sales Date	Property	Property Type	Location	Gross	Net	Gain
May	Bonita Lakes Mall and Crossing (1)	Mall & Associated Center	Meridian, MS	$27,910	$27,770	$140
April	The Crossings at Marshalls Creek	Community Center	Middle Smithfield, PA	23,650	21,799	3,281
March	River Ridge Mall (2)	Mall	Lynchburg, VA	33,500	32,959	—
				$85,060	$82,528	$3,421

(1)
The Company recognized a loss on impairment of real estate of $5,323 in the first quarter of 2016 when it adjusted the book value of the properties to their contractual sales price, adjusted to reflect disposition costs. See Note 3 for more information.

(2)
In March 2016, the Company sold a 75% interest in River Ridge Mall, located in Lynchburg, VA. In the first quarter of 2016, the Company recorded a non-cash impairment of real estate of $9,510 to adjust the book value of the property to its net sales price. See Note 3 for more information. The Company retained a 25% ownership interest in the property, which is included in investments in unconsolidated affiliates as of June 30, 2016 on the Company's condensed consolidated balance sheet. See Note 5 for more information on this new joint venture.

See Note 16 for information on the sale of The Lakes Mall and Fashion Square subsequent to June 30, 2016. These properties are classified as held for sale and the $65,300 on the Company's condensed consolidated balance sheet represents the net investment in real estate assets at June 30, 2016, which approximates 1.0% of the Company's total assets as of June 30, 2016. A nonrecourse loan secured by Fashion Square with a balance of $38,237 as of June 30, 2016 is classified on the Company's condensed consolidated balance sheet as Liabilities Related to Assets Held for Sale.
2015
Net proceeds from the 2015 dispositions were used to reduce the outstanding balances on the Company's credit facilities. The following is a summary of the Company's 2015 dispositions:

				Sales Price
Sales Date	Property	Property Type	Location	Gross	Net	Gain
December	Mayfaire Community Center (1)	Community Center (2)	Wilmington, NC	$56,300	$55,955	$—
December	Chapel Hill Crossing (3)	Associated Center	Akron, OH	2,300	2,178	—
November	Waynesville Commons	Community Center	Waynesville, NC	14,500	14,289	5,071
July	Madison Plaza	Associated Center	Huntsville, AL	5,700	5,472	2,769
June	EastGate Crossing (4)	Associated Center	Cincinnati, OH	21,060	20,688	13,491
April	Madison Square (5)	Mall	Huntsville, AL	5,000	4,955	—
				$104,860	$103,537	$21,331

(1)	The Company recognized a loss on impairment of real estate of $397 in the fourth quarter of 2015 when it adjusted the book value of Mayfaire Community Center to its net sales price.

(2)	This property was combined with Mayfaire Towne Center in the Malls category for segment reporting purposes.

(3)	The Company recognized a loss on impairment of real estate of $1,914 in the fourth quarter of 2015 when it adjusted the book value of Chapel Hill Crossing to its net sales price.

(4)
In the fourth quarter of 2015, the Company earned $625 of contingent consideration related to the sale of EastGate Crossing and received $574 of net proceeds for the lease of a tenant space. In the second quarter of 2016, the Company earned $508 of contingent consideration related to lease of an additional specified tenant space and received $478 of net proceeds. Additionally, the buyer assumed the mortgage loan on the property, which had a balance of $14,570 at the time of the sale.

(5)	The Company recognized a loss on impairment of real estate of $2,620 in the second quarter of 2015 when it adjusted the book value of Madison Square to its net sales price.

Note 5 – Unconsolidated Affiliates, Redeemable Interests, Noncontrolling Interests and Cost Method Investments
Unconsolidated Affiliates
At June 30, 2016, the Company had investments in the following 19 entities, which are accounted for using the equity method of accounting:

Joint Venture	Property Name	Company's Interest
Ambassador Infrastructure, LLC	Ambassador Town Center - Infrastructure Improvements	65.0%
Ambassador Town Center JV, LLC	Ambassador Town Center	65.0%
CBL/T-C, LLC	CoolSprings Galleria, Oak Park Mall and West County Center	50.0%
CBL-TRS Joint Venture, LLC	Friendly Center, The Shops at Friendly Center and a portfolio of four office buildings	50.0%
El Paso Outlet Outparcels, LLC	The Outlet Shoppes at El Paso (vacant land)	50.0%
Fremaux Town Center JV, LLC	Fremaux Town Center Phases I and II	65.0%
G&I VIII CBL Triangle LLC	Triangle Town Center, Triangle Town Commons and Triangle Town Place	10.0%
Governor’s Square IB	Governor’s Plaza	50.0%
Governor’s Square Company	Governor’s Square	47.5%
High Pointe Commons, LP	High Pointe Commons	50.0%
High Pointe Commons II-HAP, LP	High Pointe Commons - Christmas Tree Shop	50.0%
JG Gulf Coast Town Center LLC	Gulf Coast Town Center Phase III	50.0%
Kentucky Oaks Mall Company	Kentucky Oaks Mall	50.0%
Mall of South Carolina L.P.	Coastal Grand	50.0%
Mall of South Carolina Outparcel L.P.	Coastal Grand Crossing and vacant land	50.0%
Port Orange I, LLC	The Pavilion at Port Orange Phase I and one office building	50.0%
River Ridge Mall JV, LLC	River Ridge Mall	25.0%
West Melbourne I, LLC	Hammock Landing Phases I and II	50.0%
York Town Center, LP	York Town Center	50.0%

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

CBL-TRS Joint Venture II, LLC
In April 2016, CBL-TRS Joint Venture II, LLC, a subsidiary of the Company, and its 50/50 joint venture partner sold Renaissance Center, a community center located in Durham, NC, for a gross sales price of $129,200 and net proceeds of $80,324, of which $40,162 represents each partner's share. In conjunction with the sale, the buyer assumed the $16,000 loan secured by the property's second phase. The loan secured by the first phase, which had a balance of $31,641 as of closing, was retired. The unconsolidated affiliate recognized a gain on sale of real estate assets of $58,876, of which each partner's share was approximately $29,438.
G&I VIII CBL Triangle LLC
In February 2016, G&I VIII CBL Triangle LLC, a newly formed 10/90 joint venture between the Company and DRA Advisors, acquired Triangle Town Center, Triangle Town Commons and Triangle Town Place from an existing 50/50 joint venture, Triangle Town Member LLC, between the Company and The R.E. Jacobs Group for $174,000, including the assumption of the $171,092 loan, of which each selling partner's share was $85,546 as of the closing date. Concurrent with the formation of the new joint venture, the new entity closed on a modification and restructuring of the $171,092 loan, of which the Company's share is $17,109. See information on the new loan under Financings below. The Company also made an equity contribution of $3,060 to the joint venture at closing to fund certain items. The Company continues to lease and manage the properties. The joint venture is accounted for using the equity method of accounting.
The following table summarizes the allocation of the estimated fair values of the tangible and identifiable intangible assets acquired as of the February 2016 acquisition date for the G&I VIII CBL Triangle LLC joint venture:

2016
Land	$14,421
Buildings and improvements	132,230
Tenant improvements	1,206
Above-market leases	11,599
In-place leases	22,538
Total assets	181,994
Below-market leases	(7,994)
Net assets acquired	$174,000
River Ridge Mall JV, LLC
In the first quarter of 2016, the Company entered into a 25/75 joint venture, River Ridge Mall JV, LLC, ("River Ridge") with an unaffiliated partner. The Company contributed River Ridge Mall, located in Lynchburg, VA, to River Ridge and the partner contributed $33,500 of cash and an anchor parcel at River Ridge Mall that it already owned having a value of $7,000. Of the $33,500 of cash contributed to the Company, after closing costs, $32,819 was used to reduce outstanding balances on our lines of credit. Following the initial formation, all required future contributions will be funded on a pro rata basis. The joint venture is accounted for using the equity method of accounting.
The Company has accounted for the formation of River Ridge as the sale of a partial interest and recorded a non-cash loss on impairment of real estate of $9,510 in the first quarter of 2016, which includes a reserve of $2,100 for future capital expenditures. See Note 3 for more information. The Company continues to manage and lease the mall. The Company has the right to require its 75% partner to purchase its 25% interest in River Ridge if the Company ceases to manage the property at the partner's election.

Condensed combined financial statement information of these unconsolidated affiliates is as follows:

	As of
ASSETS	June 30, 2016	December 31, 2015
Investment in real estate assets	$2,184,268	$2,357,902
Accumulated depreciation	(549,935)	(677,448)
	1,634,333	1,680,454
Developments in progress	17,709	59,592
Net investment in real estate assets	1,652,042	1,740,046
Other assets	241,951	168,540
Total assets	$1,893,993	$1,908,586

LIABILITIES
Mortgage and other indebtedness	$1,333,293	$1,546,272
Other liabilities	56,261	51,357
Total liabilities	1,389,554	1,597,629

OWNERS' EQUITY
The Company	236,005	184,868
Other investors	268,434	126,089
Total owners' equity	504,439	310,957
Total liabilities and owners' equity	$1,893,993	$1,908,586

	Total for the Three Months Ended June 30,		Company's Share for the Three Months Ended June 30,
	2016	2015	2016	2015
Total revenues	$62,854	$63,111	$29,836	$32,958
Depreciation and amortization	(22,248)	(19,641)	(9,156)	(10,303)
Interest income	332	335	256	257
Interest expense	(14,181)	(18,589)	(7,093)	(9,587)
Operating expenses	(18,333)	(17,468)	(8,421)	(9,045)
Gain on extinguishment of debt	63,294	—	—	—
Income from continuing operations before gain on sales of real estate assets	71,718	7,748	5,422	4,280
Gain on sales of real estate assets	60,377	619	58,927	601
Net income	$132,095	$8,367	$64,349	$4,881

	Total for the Six Months Ended June 30,		Company's Share for the Six Months Ended June 30,
	2016	2015	2016	2015
Total revenues	$127,058	$125,583	$60,100	$65,793
Depreciation and amortization	(42,858)	(39,122)	(18,334)	(20,620)
Interest income	668	667	512	512
Interest expense	(27,670)	(37,383)	(13,678)	(19,272)
Operating expenses	(38,405)	(36,774)	(17,183)	(18,873)
Gain on extinguishment of debt	63,294	—	—	—
Income from continuing operations before gain on sales of real estate assets	82,087	12,971	11,417	7,540
Gain on sales of real estate assets	141,336	1,434	85,322	1,164
Net income	$223,423	$14,405	$96,739	$8,704

Financings
The following table presents the loan activity of the Company's unconsolidated affiliates in 2016:

Date	Property	Stated Interest Rate		Maturity Date (1)		Amount Financed or Extended
June	Fremaux Town Center (2)	3.70%	(3)	June 2026		$73,000
June	Ambassador Town Center (4)	3.22%	(5)	June 2023		47,660
February	Port Orange (6)	LIBOR + 2.0%		February 2018	(7)	58,628
February	Hammock Landing - Phase I (6)	LIBOR + 2.0%		February 2018	(7)	43,347	(8)
February	Hammock Landing - Phase II (6)	LIBOR + 2.0%		February 2018	(7)	16,757
February	Triangle Town Center, Triangle Town Place, Triangle Town Commons (9)	4.00%	(10)	December 2018	(11)	171,092

(1)	Excludes any extension options.

(2)	Net proceeds from the non-recourse loan were used to retire the existing construction loans, secured by Phase I and Phase II of Fremaux Town Center, with an aggregate balance of $71,125.

(3)
The joint venture has an interest rate swap on a notional amount of $73,000, amortizing to $52,130 over the term of the swap, related to Fremaux Town Center to effectively fix the interest rate on that variable-rate loan. Therefore, this amount is currently reflected as having a fixed rate.

(4)	The non-recourse loan was used to retire an existing construction loan with a balance of $41,900 and excess proceeds were utilized to fund remaining construction costs.

(5)
The joint venture has an interest rate swap on a notional amount of $47,660, amortizing to $38,866 over the term of the swap, related to Ambassador Town Center to effectively fix the interest rate on that variable-rate loan. Therefore, this amount is currently reflected as having a fixed rate.

(6)	The guaranty was reduced from 25% to 20% in conjunction with the refinancing. See Note 12 for more information.

(7)	The loan was modified and extended to February 2018 with a one-year extension option.

(8)	The capacity was increased from $39,475 to fund the expansion.

(9)	The loan was amended and modified in conjunction with the sale of the property to a newly formed joint venture. See previous section in Note 5 for additional information.

(10)	The interest rate was reduced from 5.74% to 4.00% interest-only payments through the initial maturity date.

(11)	The loan was extended to December 2018 with two one-year extension options.
All of the debt on the properties owned by the unconsolidated affiliates is non-recourse, except for Ambassador Infrastructure, West Melbourne and Port Orange. See Note 12 for a description of guarantees the Company has issued related to certain unconsolidated affiliates.
Subsequent to June 30, 2016, an unconsolidated affiliate retired a loan. See Note 16 for more information.
JG Gulf Coast Town Center LLC - Phases I and II
In June 2016, the foreclosure process was completed and the mortgage lender received title to the mall in satisfaction of the non-recourse mortgage loan secured by Phases I and II of Gulf Coast Town Center in Ft. Myers, FL. Gulf Coast Town Center generated insufficient cash flow to cover the debt service on the mortgage, which had a balance of $190,800 (of which the Company's 50% share was $95,400) and a contractual maturity date of July 2017. In the third quarter of 2015, the lender on the loan began receiving the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments. The Company recognized a gain on the net investment in Gulf Coast of $29,267, which is included in Equity in Earnings of Unconsolidated Affiliates in the condensed consolidated statements of operations.
Redeemable Interests of the Operating Partnership
Redeemable common units of $15,079 and $19,744 at June 30, 2016 and December 31, 2015, respectively, include a partnership interest in the Operating Partnership for which the partnership agreement includes redemption provisions that may require the Operating Partnership to redeem the partnership interest for real property.
Redeemable noncontrolling interests of $2,754 and $5,586 at June 30, 2016 and December 31, 2015, respectively, include the aggregate noncontrolling ownership interest in consolidated subsidiaries that is held by third parties and for which the related partnership agreements contain redemption provisions at the holder's election that allow for redemption through cash and/or properties. The change relates to the reclassification of AOCI upon the maturity of the Company's hedges. See Note 7.
Noncontrolling Interests of the Operating Partnership
Noncontrolling interests include the aggregate noncontrolling ownership interest in the Operating Partnership's consolidated subsidiaries that is held by third parties and for which the related partnership agreements either do not include redemption provisions or are subject to redemption provisions that do not require classification outside of permanent equity. Total noncontrolling interests were $13,992 and $4,876, as of June 30, 2016 and December 31, 2015, respectively.
Noncontrolling Interests of the Company
The noncontrolling interests of the Company include the third party interests discussed above as well as the aggregate noncontrolling partnership interest in the Operating Partnership that is not owned by the Company and for which each of the noncontrolling limited partners has the right to exchange all or a portion of its partnership interests for shares of the Company’s common stock or, at the Company’s election, their cash equivalent. As of June 30, 2016, the Company's total noncontrolling interests of $125,045 consisted of noncontrolling interests in the Operating Partnership and in other consolidated subsidiaries of $111,053 and $13,992, respectively. The Company's total noncontrolling interests at December 31, 2015 of $114,629 consisted of noncontrolling interests in the Operating Partnership and in other consolidated subsidiaries of $109,753 and $4,876, respectively.
In June 2016, the Company elected to pay cash of $146 to three holders of 14,796 common units in the Operating Partnership upon the exercise of their conversion rights.
Cost Method Investment
The Company owns a 6.2% noncontrolling interest in subsidiaries of Jinsheng, an established mall operating and real estate development company located in Nanjing, China. The Company accounts for its noncontrolling interest in Jinsheng using the cost method because the Company does not exercise significant influence over Jinsheng and there is no readily determinable market value of Jinsheng’s shares since they are not publicly traded.  The carrying amount of this investment was $5,325 at June 30, 2016 and December 31, 2015. The noncontrolling interest is reflected as investment in unconsolidated affiliates in the accompanying condensed consolidated balance sheets.
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

The table below lists the Company's VIEs as of June 30, 2016 under ASC 2015-02:

Consolidated VIEs:
Atlanta Outlet Outparcels, LLC
Atlanta Outlet Shoppes, LLC
CBL Terrace LP
El Paso Outlet Center Holding, LLC
El Paso Outlet Center II, LLC
Foothills Mall Associates
Gettysburg Outlet Center Holding, LLC
Gettysburg Outlet Center, LLC
High Point Development LP II
Jarnigan Road LP
Laredo Outlet Shoppes, LLC (1)
Lebcon Associates
Lebcon I, Ltd
Lee Partners
Louisville Outlet Outparcels, LLC
Louisville Outlet Shoppes, LLC
Madison Grandview Forum, LLC
The Promenade at D'Ilberville
Statesboro Crossing, LLC
Village at Orchard Hills, LLC
Woodstock Ga Investments, LLC

Unconsolidated VIEs: (2)
Ambassador Infrastructure, LLC
G&I VIII CBL Triangle LLC (3)

(1)
In May 2016, the Company formed a 65/35 joint venture, Laredo Outlet Shoppes, LLC, to develop, own and operate The Outlet Shoppes of Laredo in Laredo, TX. The Company initially contributed $7,714, which consisted of a cash contribution of $2,434 and its interest in a note receivable of $5,280 (see Note 8), and the third party partner contributed $10,686 which included land and construction costs to date. The Company will be responsible for contributing 100% of the capital to fund the project until the pro rata 65% contribution is reached. All subsequent future contributions will be funded on a 65/35 pro rata basis. As of June 30, 2016, the Company had funded $15,493 of the project costs and only $4,353 remained to be funded by the company to reach the pro rata 65% contribution level. The Company determined that the new consolidated affiliate represents an interest in a VIE based upon the criteria noted above.

(2)
In June 2016, the foreclosure process was completed and Phases I and II of Gulf Coast Town Center in Ft. Myers, FL were returned to the lender in satisfaction of the non-recourse mortgage loan. As of June 30, 2016, the Company determined that the unconsolidated affiliate, JG Gulf Coast Town Center LLC, no longer represents an interest in a VIE based upon the criteria noted above.

(3)
Upon, the sale of the Company's 50% interest in Triangle Town Member LLC to G&I VIII CBL Triangle LLC, the Company determined that the new unconsolidated affiliate represents an interest in a VIE based upon the criteria noted above.

Note 6 – Mortgage and Other Indebtedness
Debt of the Company
CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that it has a direct or indirect ownership interest in, is the borrower on all of the Company's debt.
CBL is a limited guarantor of the 5.25% and 4.60% senior unsecured notes, issued by the Operating Partnership in November 2013 and October 2014, respectively, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. The Company also provides a similar limited guarantee of the Operating Partnership's obligations with respect to its unsecured credit facilities and three unsecured term loans as of June 30, 2016.

Debt of the Operating Partnership
Mortgage and other indebtedness consisted of the following:

	June 30, 2016		December 31, 2015
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties (2) (3)	$2,613,566	5.66%	$2,736,538	5.68%
Senior unsecured notes due 2023 (4)	446,349	5.25%	446,151	5.25%
Senior unsecured notes due 2024 (5)	299,936	4.60%	299,933	4.60%
Other	—	—%	2,686	3.50%
Total fixed-rate debt	3,359,851	5.51%	3,485,308	5.53%
Variable-rate debt:
Non-recourse term loans on operating properties	19,266	2.88%	16,840	2.49%
Recourse term loans on operating properties	25,921	3.05%	25,635	2.97%
Unsecured lines of credit	388,912	1.65%	398,904	1.54%
Unsecured term loans	800,000	1.89%	800,000	1.82%
Total variable-rate debt	1,234,099	1.86%	1,241,379	1.76%
Total fixed-rate and variable-rate debt	4,593,950	4.53%	4,726,687	4.54%
Unamortized deferred financing costs	(15,234)		(16,059)
Liabilities related to assets held for sale (3)	(38,237)		—
Total mortgage and other indebtedness	$4,540,479		$4,710,628

(1)	Weighted-average interest rate includes the effect of debt premiums and discounts, but excludes amortization of deferred financing costs.

(2)
The Operating Partnership had four interest rate swaps on notional amounts totaling $101,151 as of December 31, 2015 related to four variable-rate loans on consolidated operating properties to effectively fix the interest rate on the respective loans.  Therefore, these amounts were reflected in fixed-rate debt at December 31, 2015. The swaps matured April 1, 2016.

(3)	Includes a $38,237 mortgage loan secured by Fashion Square that is classified on the condensed consolidated balance sheets as Liabilities Related to Assets Held for Sale. See Note 4.

(4)	The balance is net of an unamortized discount of $3,651 and $3,849 as of June 30, 2016 and December 31, 2015, respectively.

(5)	The balance is net of an unamortized discount of $64 and $67 as of June 30, 2016 and December 31, 2015, respectively.
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
Each facility bears interest at LIBOR plus a spread of 0.875% to 1.55% based on the Company's credit ratings. As of June 30, 2016, the Company's interest rate based on its credit ratings of Baa3 from Moody's Investors Service ("Moody's") and BBB- from Standard & Poor's ("S&P") and Fitch Ratings ("Fitch") is LIBOR plus 120 basis points. Additionally, the Company pays an annual facility fee that ranges from 0.125% to 0.3% of the total capacity of each facility based on the Company's credit ratings. As of June 30, 2016, the annual facility fee was 0.25%. The three unsecured lines of credit had a weighted-average interest rate of 1.65% at June 30, 2016.
The following summarizes certain information about the Company's unsecured lines of credit as of June 30, 2016:

	Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date
Wells Fargo - Facility A	$500,000	$—	(1)	October 2019	October 2020	(2)
First Tennessee	100,000	3,200	(3)	October 2019	October 2020	(4)
Wells Fargo - Facility B	500,000	385,712	(5)	October 2020
	$1,100,000	$388,912

(1)	There was $350 outstanding on this facility as of June 30, 2016 for letters of credit. Up to $30,000 of the capacity on this facility can be used for letters of credit.

(2)
The extension option is at the Company's election, subject to continued compliance with the terms of the facility, and has a one-time extension fee of 0.15% of the commitment amount of the credit facility.

(3)	Up to $20,000 of the capacity on this facility can be used for letters of credit.

(4)
The extension option on the facility is at the Company's election, subject to continued compliance with the terms of the facility, and has a one-time extension fee of 0.20% of the commitment amount of the credit facility.

(5)	There was an additional $5,464 outstanding on this facility as of June 30, 2016 for letters of credit. Up to $30,000 of the capacity on this facility can be used for letters of credit.
Unsecured Term Loans
The Company has a $350,000 unsecured term loan, which bears interest at a variable rate of LIBOR plus 1.35% based on the Company's current credit ratings. The loan matures in October 2017 and has two one-year extension options for an outside maturity date of October 2019. At June 30, 2016, the outstanding borrowings of $350,000 had an interest rate of 1.80%.
The Company has a $400,000 unsecured term loan, which bears interest at a variable rate of LIBOR plus 1.50% based on the Company's current credit ratings and has a maturity date of July 2018. At June 30, 2016, the outstanding borrowings of $400,000 had an interest rate of 1.96%.
The Company also has a $50,000 unsecured term loan that matures in February 2018. The term loan bears interest at a variable rate of LIBOR plus 1.55%. At June 30, 2016, the outstanding borrowings of $50,000 had a weighted-average interest rate of 2.02%.
Covenants and Restrictions
The agreements for the unsecured lines of credit, the Notes and unsecured term loans contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum unencumbered asset and interest ratios, maximum secured indebtedness ratios, maximum total indebtedness ratios and limitations on cash flow distributions.  The Company believes that it was in compliance with all financial covenants and restrictions at June 30, 2016.
Unsecured Lines of Credit and Unsecured Term Loans
The following presents the Company's compliance with key covenant ratios, as defined, of the credit facilities and term loans as of June 30, 2016:

Ratio	Required	Actual
Debt to total asset value	< 60%	48%
Unencumbered asset value to unsecured indebtedness	> 1.6x	2.3x
Unencumbered NOI to unsecured interest expense	> 1.75x	5.0x
EBITDA to fixed charges (debt service)	> 1.5x	2.4x

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
Senior Unsecured Notes
The following presents the Company's compliance with key covenant ratios, as defined, of the Notes as of June 30, 2016:

Ratio	Required	Actual
Total debt to total assets	< 60%	53%
Secured debt to total assets	< 45% (1)	31%
Total unencumbered assets to unsecured debt	> 150%	223%
Consolidated income available for debt service to annual debt service charge	> 1.5x	3.3x

(1)	On January 1, 2020 and thereafter, secured debt to total assets must be less than 40%.
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
Mortgages on Operating Properties
Financings
The following table presents the loans, secured by the related consolidated properties, that were entered into in 2016:

Date	Property	Stated Interest Rate	Maturity Date		Amount Financed or Extended
June	Hamilton Place (1)	4.36%	June 2026		$107,000
June	Statesboro Crossing (2)	LIBOR + 1.80%	June 2017	(3)	11,035
April	Hickory Point Mall (4)	5.85%	December 2018	(5)	27,446

(1)
Proceeds from the non-recourse loan were used to retire an existing $98,181 loan with an interest rate of 5.86% that was scheduled to mature in August 2016. The Company's share of excess proceeds was used to reduce outstanding balances on its credit facilities.

(2)	The loan was modified to extend the maturity date.

(3)	The loan has a one-year extension option at the Company's election for an outside maturity date of June 2018.

(4)	The loan was modified to extend the maturity date. The interest rate remains at 5.85% but future amortization payments have been eliminated.

(5)	The loan has a one-year extension option at the Company's election for an outside maturity date of December 2019.

Construction Loan
The following table presents the construction loan, secured by the related consolidated property, that was entered into in 2016:

Date	Property	Stated Interest Rate		Maturity Date		Amount Financed
May	The Outlet Shoppes of Laredo (1)	LIBOR + 2.5%	(2)	May 2019	(3)	$91,300

(1)
The consolidated 65/35 joint venture closed on a construction loan for the development of The Outlet Shoppes of Laredo, an outlet center located in Laredo, TX. The Operating Partnership has guaranteed 100% of the loan.

(2)	The interest rate will be reduced to LIBOR + 2.25% once the development is complete and certain debt and operational metrics are met.

(3)	The loan has one 24-month extension option, which is at the joint venture's election, for an outside maturity date of May 2021.

Loan Repayments
The Company repaid the following fixed-rate loans, secured by the related consolidated Properties, in 2016:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid
June	Hamilton Place (1)	5.86%	August 2016	$98,181
April	CoolSprings Crossing (2)	4.54%	April 2016	11,313
April	Gunbarrel Pointe (2)	4.64%	April 2016	10,083
April	Stroud Mall (2)	4.59%	April 2016	30,276
April	York Galleria (2)	4.55%	April 2016	48,337

(1)	The Company retired the loan with proceeds from a $107,000 fixed-rate non-recourse loan. See above for more information.

(2)	The Company used proceeds from dispositions to retire the loan.
Scheduled Principal Payments
As of June 30, 2016, the scheduled principal amortization and balloon payments on all of the Company’s consolidated mortgage and other indebtedness, excluding extensions available at the Company’s option, are as follows:

2016	$327,669
2017	842,315
2018	710,542
2019	126,468
2020	596,563
Thereafter	1,990,738
4,594,295
Net unamortized premiums	(345)
$4,593,950
Of the $327,669 of scheduled principal payments in 2016, $298,485 relates to the maturing principal balance of four operating property loans and $29,184 represents scheduled principal amortization. Excluding the loans secured by Midland Mall and Chesterfield Mall, which the Company plans to return to the respective lenders, the Company has $126,464 of loan maturities in 2016 that must be retired or refinanced. The Company is in discussions with the lender to extend the maturity date of the $71,265 loan secured by Greenbrier Mall and plans to retire the $55,199 loan secured by Dakota Square Mall using availability on its credit lines.
The Company’s mortgage and other indebtedness had a weighted-average maturity of 4.2 years as of June 30, 2016 and 4.4 years as of December 31, 2015.
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
The Company's outstanding interest rate derivatives, that were designated as cash flow hedges of interest rate risk, matured on April 1, 2016.

Instrument Type	Location in Condensed Consolidated Balance Sheet	Notional Amount Outstanding	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 6/30/16	Fair Value at 12/31/15	Maturity Date
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$48,337 (amortizing to $48,337)	1-month LIBOR	2.149%	$—	$(208)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$30,276 (amortizing to $30,276)	1-month LIBOR	2.187%	—	(133)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$11,313 (amortizing to $11,313)	1-month LIBOR	2.142%	—	(48)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$10,083 (amortizing to $10,083)	1-month LIBOR	2.236%	—	(45)	April 2016
					$—	$(434)

	Gain Recognized in OCI/L (Effective Portion)		Location of Losses Reclassified from AOCI into Earnings (Effective Portion)	Loss Recognized in Earnings (Effective Portion)		Location of Gain Recognized in Earnings (Ineffective Portion)	Gain Recognized in Earnings (Ineffective Portion)
Hedging Instrument	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2016	2015		2016	2015		2016	2015
Interest rate contracts	$—	$570	Interest Expense	$—	$(646)	Interest Expense	$—	$—

	Gain Recognized in OCI/L (Effective Portion)		Location of Losses Reclassified from AOCI into Earnings (Effective Portion)	Loss Recognized in Earnings (Effective Portion)		Location of Gain Recognized in Earnings (Ineffective Portion)	Gain Recognized in Earnings (Ineffective Portion)
Hedging Instrument	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2016	2015		2016	2015		2016	2015
Interest rate contracts	$434	$930	Interest Expense	$(443)	$(1,169)	Interest Expense	$—	$—

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
The Company did not have any AOCI for the three months ended June 30, 2016.
The changes in the components of AOCI for the three months ended June 30, 2015 are as follows:

	Redeemable Noncontrolling Interests	The Company	Noncontrolling Interests
	Unrealized Gains (Losses) - Hedging Agreements			Total
Beginning balance, April 1, 2015	$404	$607	$(3,000)	$(1,989)
OCI before reclassifications	6	1,148	62	1,216
Amounts reclassified from AOCI (1)	—	(646)	—	(646)
Net current quarterly period OCI	6	502	62	570
Ending balance, June 30, 2015	$410	$1,109	$(2,938)	$(1,419)

(1)	Reclassified $646 of interest on cash flow hedges to Interest Expense in the condensed consolidated statement of operations.

The changes in the components of AOCI for the six months ended June 30, 2016 and 2015 are as follows:

	Redeemable Noncontrolling Interests	The Company	Noncontrolling Interests
	Unrealized Gains (Losses) - Hedging Agreements			Total
Beginning balance, January 1, 2016	$433	$1,935	$(2,802)	$(434)
OCI before reclassifications	3	814	60	877
Amounts reclassified from AOCI (1)	(436)	(2,749)	2,742	(443)
Net current year-to-date period OCI	(433)	(1,935)	2,802	434
Ending balance, June 30, 2016	$—	$—	$—	$—

(1)	Reclassified $443 of interest on cash flow hedges to Interest Expense in the condensed consolidated statement of operations. The cash flow hedges matured April 1, 2016.

	Redeemable Noncontrolling Interests		The Company		Noncontrolling Interests
	Unrealized Gains (Losses)
	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Total
Beginning balance, January 1, 2015	$401	$384	$303	$13,108	$(3,053)	$2,826	$13,969
OCI before reclassifications	9	10	1,975	160	115	72	2,341
Amounts reclassified from AOCI (1)	—	(394)	(1,169)	(13,268)	—	(2,898)	(17,729)
Net current year-to-date period OCI	9	(384)	806	(13,108)	115	(2,826)	(15,388)
Ending balance, June 30, 2015	$410	$—	$1,109	$—	$(2,938)	$—	$(1,419)

(1)
Reclassified $16,560 realized gain on sale of available-for-sale securities to Gain on Investment and reclassified $1,169 of interest on cash flow hedges to Interest Expense in the condensed consolidated statement of operations.

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
The Operating Partnership did not have any AOCI for the three months ended June 30, 2016.
The changes in the components of AOCI for the three months ended June 30, 2015 are as follows:

	Redeemable Common Units	Partners' Capital
	Unrealized Gains (Losses) - Hedging Agreements		Total
Beginning balance, April 1, 2015	$404	$(2,393)	$(1,989)
OCI before reclassifications	7	1,209	1,216
Amounts reclassified from AOCI (1)	—	(646)	(646)
Net current quarterly period OCI	7	563	570
Ending balance, June 30, 2015	$411	$(1,830)	$(1,419)

(1)	Reclassified $646 of interest on cash flow hedges to Interest Expense in the condensed consolidated statement of operations.
The changes in the components of AOCI for the six months ended June 30, 2016 and 2015 are as follows:

	Redeemable Common Units	Partners' Capital
	Unrealized Gains (Losses) - Hedging Agreements		Total
Beginning balance, January 1, 2016	$434	$(868)	$(434)
OCI before reclassifications	3	874	877
Amounts reclassified from AOCI (1)	(437)	(6)	(443)
Net current year-to-date period OCI	(434)	868	434
Ending balance, June 30, 2016	$—	$—	$—

(1)	Reclassified $443 of interest on cash flow hedges to Interest Expense in the condensed consolidated statement of operations. The cash flow hedges matured April 1, 2016.

	Redeemable Common Units		Partners' Capital
	Unrealized Gains (Losses)
	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Total
Beginning balance, January 1, 2015	$401	$384	$(2,750)	$15,934	$13,969
OCI before reclassifications	10	10	2,089	232	2,341
Amounts reclassified from AOCI (1)	—	(394)	(1,169)	(16,166)	(17,729)
Net current year-to-date period OCI	10	(384)	920	(15,934)	(15,388)
Ending balance, June 30, 2015	$411	$—	$(1,830)	$—	$(1,419)

(1)
Reclassified $16,560 realized gain on sale of available-for-sale securities to Gain on Investment and reclassified $1,169 of interest on cash flow hedges to Interest Expense in the condensed consolidated statement of operations.

Note 8 – Mortgage and Other Notes Receivable
Each of the Company’s mortgage notes receivable is collateralized by either a first mortgage, a second mortgage, or by an assignment of 100% of the partnership interests that own the real estate assets.  Other notes receivable include amounts due from tenants or government-sponsored districts and unsecured notes received from third parties as whole or partial consideration for property or investments.  The Company believes that its mortgage and other notes receivable balance is fully collectable as of June 30, 2016. Mortgage and other notes receivable consist of the following:

		As of June 30, 2016		As of December 31, 2015
	Maturity Date	Interest Rate	Balance	Interest Rate	Balance
Mortgages:
Columbia Place Outparcel	Feb 2022	5.00%	$330	5.00%	$342
Park Place	May 2022	5.00%	1,290	5.00%	1,369
Village Square (1)	Mar 2018	3.75%	1,667	3.50%	1,685
Other	Dec 2016 - Jan 2047	2.93% - 9.50%	4,368	2.93% - 9.50%	4,380
			7,655		7,776
Other Notes Receivable:
Horizon Group (2)	Nov 2016	—%	—	7.00%	3,096
RED Development Inc.	Nov 2023	5.00%	6,982	5.00%	7,366
Southwest Theaters	Apr 2026	5.00%	766	—%	—
Other	Jan 2017	7.00%	300	—%	—
			8,048		10,462

			$15,703		$18,238

(1)
In May 2016, the mortgage note receivable related to Village Square was extended to March 2018. The interest rate increased from 3.5% to 3.75% for the period from April 2016 through March 2017, with an increase to a rate of 4.0% from April 2017 through the maturity date.

(2)	In May 2016, in conjunction with the formation of the Laredo joint venture (see Note 5), the Company contributed its interest in the note of $5,280 as a capital contribution to the joint venture.

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

Three Months Ended June 30, 2016	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$232,746	$9,857	$4,488	$7,874	$254,965
Property operating expenses (2)	(65,409)	(2,127)	(1,260)	3,112	(65,684)
Interest expense	(35,486)	(1,431)	(66)	(16,204)	(53,187)
Other expense	—	—	—	(5,052)	(5,052)
Gain on sales of real estate assets	140	478	3,281	5,678	9,577
Segment profit (loss)	$131,991	$6,777	$6,443	$(4,592)	140,619
Depreciation and amortization expense					(72,205)
General and administrative expense					(16,475)
Interest and other income					251
Loss on impairment					(43,493)
Equity in earnings of unconsolidated affiliates					64,349
Income tax benefit					51
Income from continuing operations					$73,097
Capital expenditures (3)	$12,770	$1,671	$540	$16,393	$31,374

Three Months Ended June 30, 2015	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$223,744	$10,064	$5,013	$15,022	$253,843
Property operating expenses (2)	(65,048)	(2,350)	(1,154)	730	(67,822)
Interest expense	(43,882)	(1,873)	(1,035)	(11,964)	(58,754)
Other expense	—	—	—	(5,928)	(5,928)
Gain on sales of real estate assets	—	13,491	—	682	14,173
Segment profit (loss)	$114,814	$19,332	$2,824	$(1,458)	135,512
Depreciation and amortization expense					(71,239)
General and administrative expense					(16,215)
Interest and other income					389
Gain on extinguishment of debt					256
Loss on impairment					(2,781)
Equity in earnings of unconsolidated affiliates					4,881
Income tax provision					(2,472)
Income from continuing operations					$48,331
Capital expenditures (3)	$229,931	$4,518	$1,197	$17,340	$252,986

Six Months Ended June 30, 2016	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$471,488	$20,099	$9,970	$16,486	$518,043
Property operating expenses (2)	(140,786)	(4,699)	(2,403)	6,000	(141,888)
Interest expense	(69,881)	(3,133)	(364)	(35,040)	(108,418)
Other expense	—	—	—	(14,737)	(14,737)
Gain on sales of real estate assets	140	478	3,281	5,678	9,577
Segment profit (loss)	$260,961	$12,745	$10,484	$(21,613)	262,577
Depreciation and amortization expense					(148,711)
General and administrative expense					(33,643)
Interest and other income					611
Gain on extinguishment of debt					6
Loss on impairment					(63,178)
Equity in earnings of unconsolidated affiliates					96,739
Income tax benefit					588
Income from continuing operations					$114,989
Capital expenditures (3)	$61,321	$3,097	$968	$17,134	$82,520

Six Months Ended June 30, 2015	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$454,015	$20,471	$9,694	$30,572	$514,752
Property operating expenses (2)	(138,997)	(4,946)	(2,278)	2,494	(143,727)
Interest expense	(87,580)	(3,829)	(2,230)	(24,272)	(117,911)
Other expense	—	—	—	(12,404)	(12,404)
Gain on sales of real estate assets	264	13,491	—	1,175	14,930
Segment profit (loss)	$227,702	$25,187	$5,186	$(2,435)	255,640
Depreciation and amortization expense					(147,505)
General and administrative expense					(33,445)
Interest and other income					5,663
Gain on extinguishment of debt					256
Loss on impairment					(2,781)
Gain on investment					16,560
Equity in earnings of unconsolidated affiliates					8,704
Income tax provision					(1,556)
Income from continuing operations					$101,536
Capital expenditures (3)	$260,297	$1,390	$1,395	$13,429	$276,511

Total Assets	Malls	Associated Centers	Community Centers	All Other (1)	Total
June 30, 2016	$5,538,204	$247,326	$266,368	$228,238	$6,280,136

December 31, 2015	$5,766,084	$252,188	$263,614	$198,105	$6,479,991

(1)	The All Other category includes mortgage and other notes receivable, office buildings, the Management Company and the Company’s subsidiary that provides security and maintenance services.

(2)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.

(3)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

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
The Company has not sold any shares under the ATM program since 2013. Since the commencement of the ATM program, CBL has issued 8,419,298 shares of common stock, at a weighted-average sales price of $25.12 per share, and approximately $88,507 remains available that may be sold under this program as of June 30, 2016. Actual future sales under this program, if any, will depend on a variety of factors including but not limited to market conditions, the trading price of CBL's common stock and the Company's capital needs. The Company has no obligation to sell the remaining shares available under the ATM program.
Common Stock Repurchase Program
In July 2015, CBL's Board of Directors authorized a common stock repurchase program. Under the program, the Company may purchase up to $200,000 of CBL's common stock from time to time, in the open market, in privately negotiated transactions or otherwise, depending on market prices and other conditions, through August 31, 2016. The Company is not obligated to repurchase any shares of stock under the program and it may terminate the program at any time. As of June 30, 2016, no shares were repurchased under the program.
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
The following summarizes the impact of potential dilutive common shares on the denominator used to compute EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Denominator – basic	170,792	170,494	170,731	170,457
Effect of performance stock units (1)	—	—	—	—
Denominator – diluted	170,792	170,494	170,731	170,457

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
The following summarizes the impact of potential dilutive common units on the denominator used to compute EPU:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Denominator – basic	200,045	199,751	199,986	199,716
Effect of performance stock units (1)	—	—	—	—
Denominator – diluted	200,045	199,751	199,986	199,716

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
On May 27, 2016, Tommy French filed a putative class action in the United States District Court for the Eastern District of Tennessee on behalf of himself and all persons who purchased the Company's common stock between August 8, 2013 and May 24, 2016. Two additional suits were filed shortly thereafter with similar allegations. On June 9, 2016, The Allan J. and Sherry R. Potts Living Trust filed a putative class action in the same Court on behalf of the trust and all persons who purchased the Company's common stock between August 8, 2013 and May 24, 2016, and on June 24, 2016, International Union of Painters & Allied Trades District Council No. 35 Pension Plan filed another putative class action in the same Court on behalf of itself and all persons who purchased the Company's common stock between August 9, 2011 and May 24, 2016, containing similar allegations. On July 26, 2016, motions were submitted to the Court for the consolidation of these three cases, as well as for the appointment of a lead plaintiff. The deadline for the Court to act to appoint a lead plaintiff is September 1, 2016. All three of these complaints are based on substantially similar allegations that certain of the Company’s financing arrangements were obtained through fraud and/or misrepresentation, and that the Company and certain of its officers and directors made materially misleading statements to the market by failing to disclose material information concerning these alleged misrepresentations, and concerning the supposed involvement by insiders of the Company in alleged trading in the Company’s stock by a United States senator on the basis of material nonpublic information. Based on these allegations, these complaints assert claims for violation of the securities laws and seek a variety of relief, including unspecified monetary damages as well as costs and attorneys’ fees. The Company believes these complaints are without merit and intends to defend itself vigorously.
On July 29, 2016, Henry Shebitz filed a shareholder derivative suit in the Chancery Court for Hamilton County, Tennessee alleging that the Company's directors, three former directors and certain current and former officers breached their fiduciary duties by causing the Company to make materially misleading statements to the market by failing to disclose material information concerning these alleged misrepresentations, and concerning the supposed involvement by insiders of the Company in alleged trading in the Company’s stock by a United States senator on the basis of material nonpublic information. The complaint further alleges that certain of the Company's current and former officers and directors improperly engaged in transactions in the Company’s stock while in possession of material nonpublic information concerning the Company’s alleged misleading statements. The complaint purports to seek relief on behalf of the Company for unspecified damages as well as costs and attorneys’ fees. The Company believes that this complaint is without merit and intend to defend against it vigorously.
Environmental Contingencies
The Company evaluates potential loss contingencies related to environmental matters using the same criteria described above related to litigation matters. Based on current information, an unfavorable outcome concerning such environmental matters, both individually and in the aggregate, is considered to be reasonably possible. However, the Company believes its maximum potential exposure to loss would not be material to its results of operations or financial condition. The Company has a master insurance policy that provides coverage through 2022 for certain environmental claims up to $10,000 per occurrence and up to $50,000 in the aggregate, subject to deductibles and certain exclusions. At certain locations, individual policies are in place.
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

The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015:

	As of June 30, 2016							Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership		Maximum Guaranteed Amount	Debt Maturity Date (1)		6/30/2016	12/31/2015
West Melbourne I, LLC - Phase I	50%	$43,147	20%	(2)	$8,629	Feb-2018	(3)	$86	$99
West Melbourne I, LLC - Phase II	50%	16,677	20%	(2)	3,335	Feb-2018	(3)	33	87
Port Orange I, LLC	50%	58,348	20%	(2)	11,670	Feb-2018	(3)	117	148
Fremaux Town Center JV, LLC - Phase I	65%	—	—%	(4)	—	Aug-2016		—	62
Fremaux Town Center JV, LLC - Phase II	65%	—	—%	(4)	—	Aug-2016		—	161
Ambassador Town Center JV, LLC	65%	—	—%	(4)	—	Dec-2017		—	462
Ambassador Infrastructure, LLC	65%	11,700	100%	(5)	11,700	Dec-2017	(6)	177	177
			Total guaranty liability					$413	$1,196

(1)	Excludes any extension options.

(2)	The guaranty was reduced from 25% to 20% when the loan was modified and extended in February 2016. See Note 5.

(3)	The loan has a one-year extension option, which is at the unconsolidated affiliate's election, for an outside maturity date of February 2019.

(4)	The guaranty was removed in June 2016 when the construction loan was retired using proceeds from a non-recourse mortgage loan. See Note 5 for additional information.

(5)
The guaranty will be reduced to 50% on March 1st of such year as payment-in-lieu of taxes ("PILOT") payments received and attributed to the prior calendar year by Ambassador Infrastructure and delivered to the lender are $1,200 or more, provided no event of default exists. The guaranty will be reduced to 20% when the PILOT payments are $1,400 or more, provided no event of default exists.

(6)	The loan has two one-year extension options, which are the unconsolidated affiliate's election, for an outside maturity date of December 2019.
The Company has guaranteed the lease performance of York Town Center, LP ("YTC"), an unconsolidated affiliate in which the Company owns a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $14,800 as of June 30, 2016.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not include an obligation for this guaranty because it determined that the fair value of the guaranty was not material as of June 30, 2016 and December 31, 2015.
Performance Bonds
The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $16,250 and $16,452 at June 30, 2016 and December 31, 2015, respectively.

Note 13 – Share-Based Compensation
As of June 30, 2016, there were two share-based compensation plans under which the Company has outstanding awards, the CBL & Associates Properties, Inc. 2012 Stock Incentive Plan ("the 2012 Plan") and the CBL & Associates Properties, Inc. Second Amended and Restated Stock Incentive Plan ("the 1993 Plan"). The Company can only make new awards under the 2012 Plan, which was approved by the Company's shareholders in May 2012. The 2012 Plan permits the Company to issue stock options and common stock to selected officers, employees and non-employee directors of the Company up to a total of 10,400,000 shares. The Company did not issue any new awards under the 1993 Plan, which was approved by the Company's shareholders in May 2003, between the adoption of the 2012 Plan to replace the 1993 Plan in May 2012 and the termination of the 1993 Plan (as to new awards) on May 5, 2013. As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expense associated with the Company's share-based compensation plans.
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
Share-based compensation expense related to the restricted stock awards was $707 and $679 for the three months ended June 30, 2016 and 2015, respectively, and $1,948 and $2,923 for the six months ended June 30, 2016 and 2015, respectively. Share-based compensation cost capitalized as part of real estate assets was $77 and $74 for the three months ended June 30, 2016 and 2015, respectively, and $191 and $153 for the six months ended June 30, 2016 and 2015, respectively.
A summary of the status of the Company’s nonvested restricted stock awards as of June 30, 2016, and changes during the six months ended June 30, 2016, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2016	533,404	$19.19
Granted	319,660	$10.02
Vested	(200,889)	$16.46
Forfeited	(9,560)	$17.04
Nonvested at June 30, 2016	642,615	$15.52
As of June 30, 2016, there was $8,603 of total unrecognized compensation cost related to nonvested stock awards granted under the plans, which is expected to be recognized over a weighted-average period of 3.1 years.
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

Compensation cost is recognized on a tranche-by-tranche basis using the accelerated attribution method. The resulting expense is recorded regardless of whether any PSU awards are earned as long as the required service period is met. Share-based compensation expense related to the PSUs was $258 and $156 for the three months ended June 30, 2016 and 2015, respectively. Share-based compensation expense related to the PSUs was $516 and $312 for the six months ended June 30, 2016 and 2015, respectively. Unrecognized compensation costs related to the PSUs was $2,421 as of June 30, 2016.
Note 14 – Noncash Investing and Financing Activities
The Company’s noncash investing and financing activities were as follows for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Accrued dividends and distributions payable	$54,565	$54,490
Additions to real estate assets accrued but not yet paid	12,571	10,301
Assumption of mortgage loan from sale of EastGate Crossing (1)	—	14,570

(1)	See Note 3 and Note 5 for additional information.
Note 15 – Income Taxes
The Company is qualified as a REIT under the provisions of the Internal Revenue Code. To maintain qualification as a REIT, the Company is required to distribute at least 90% of its taxable income to shareholders and meet certain other requirements.
As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates and it may not be able to qualify as a REIT for four subsequent years. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State tax expense was $997 and $742 during the three months ended June 30, 2016 and 2015, respectively, and $2,025 and $1,820 during the six months ended June 30, 2016 and 2015, respectively.
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
The Company recorded an income tax benefit (provision) as follows for the three and six month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Current tax benefit (provision)	$(368)	$(2,826)	$268	$(1,403)
Deferred tax benefit (provision)	419	354	320	(153)
Income tax benefit (provision)	$51	$(2,472)	$588	$(1,556)
The Company had a net deferred tax asset of $3,264 at June 30, 2016 and a net deferred tax liability of $672 at December 31, 2015. The net deferred tax asset at June 30, 2016 is included in intangible lease assets and other assets. The net deferred tax liability at December 31, 2015 is included in accounts payable and accrued liabilities. These balances primarily consisted of operating expense accruals and differences between book and tax depreciation.
The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its condensed consolidated statements of operations.  In addition, any interest incurred on tax assessments is reported as interest expense.  The Company reported nominal interest and penalty amounts for the six month periods ended June 30, 2016 and 2015, respectively.

Note 16 – Subsequent Events
In July 2016, the Company sold The Lakes Mall and Fashion Square, two malls located in Michigan, for an aggregate sales price of $66,500, including the assumption of a $38,237 loan secured by Fashion Square. The Company recognized a non-cash impairment of real estate of $32,096 in the second quarter of 2016 when it adjusted the book value to the aggregate net sales price. See Note 3 and Note 4 for additional information related to these malls.
In July 2016, Kentucky Oaks Mall Company, a 50/50 unconsolidated joint venture, retired a loan secured by Kentucky Oaks Mall, which had a balance of $19,912 (of which the Company's share was $9,956). The loan bore interest at a fixed-rate of 5.27% and was scheduled to mature in January 2017.
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
Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained.  It is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties.  In addition to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, such known risks and uncertainties include, without limitation:

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
We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a VIE. As of June 30, 2016, we owned interests in the following properties:

	Malls (1)	Associated Centers	Community Centers	Office Buildings (2)	Total
Consolidated properties	70	20	5	8	103
Unconsolidated properties (3)	10	4	5	5	24
Total	80	24	10	13	127

(1)	Category consists of regional malls, open-air centers and outlet centers (including one mixed-use center).

(2)	Includes our corporate office buildings.

(3)	We account for these investments using the equity method because one or more of the other partners have substantive participating rights.
At June 30, 2016, we had interests in the following properties under development:

	Consolidated Properties		Unconsolidated Properties
	Malls	Community Centers	Malls	Community Centers
Development	1	—	—	—
Expansions	3	1	1	2
Redevelopments	4	—	1	—
We also hold options to acquire certain development properties owned by third parties.
Second quarter 2016 reflects the benefit of our portfolio transformation and disposition program as we continue the upward trend in our key metrics. Net income for the quarter ended June 30, 2016 increased 51.2% to $73.1 million as compared to $48.3 million for the quarter ended June 30, 2015. Same-center NOI (see below) grew 3.4% for the quarter as we realized rental growth through occupancy increases and higher base rents.
Net income attributable to common shareholders increased 68.5% from $51.7 million for the quarter ended June 30, 2016 to $30.7 million for the quarter ended June 30, 2015. We realized a 9.3% increase in FFO, as adjusted, (see below) to $0.59 per share for the quarter and an increase of 9.5% for the year-to-date period to $1.15 per share as compared to prior-year periods.
Leasing spreads for our stabilized malls were 7.8% for leases signed in the second quarter of 2016, including a 0.2% increase in renewal spreads, and new lease spreads were 25.8%. For the trailing twelve months ended June 30, 2016, same-center sales increased 1.1% to $377 per square foot as compared to $373 per square foot in the prior-year period. Occupancy for our same-center malls improved by 150 basis points to 91.7% as of June 30, 2016 as compared to 90.2% for the prior quarter ended June 30, 2015 and average annual base rents per square foot for our same-center malls increased to $31.95 compared to $31.26 in the prior-year period.
Year-to-date, we completed over $300 million in dispositions, at our pro rata share, including the sale of interests in five malls and two community centers. The proceeds realized from these dispositions enable us to reduce the leverage on our balance sheet as we retire maturing loans and add to our unencumbered pool of properties.
We continue to invest in our existing portfolio through expansion and redevelopment projects to broaden the uses of our shopping centers and evolve to meet changing consumer preference.
Same-center NOI and FFO are non-GAAP measures. For a description of Same-center NOI, a reconciliation from net income to Same-center NOI, and an explanation of why we believe this is a useful performance measure, see Non-GAAP Measure - Same-center Net Operating Income in “Results of Operations.” For a description of FFO, a reconciliation from net income attributable to common shareholders to FFO allocable to Operating Partnership common unitholders, and an explanation of why we believe this is a useful performance measure, see Non-GAAP Measure - Funds from Operations in “Critical Accounting Policies.”

RESULTS OF OPERATIONS
Properties that were in operation for the entire year during 2015 and the six months ended June 30, 2016 are referred to as the “Comparable Properties.”  Since January 1, 2015, we have opened two community center developments and acquired one mall as follows:

Property	Location	Date Opened/ Acquired
New Developments:
Ambassador Town Center (1)	Lafayette, LA	April 2016
Parkway Plaza	Fort Oglethorpe, GA	March 2015

Acquisition:
Mayfaire Town Center	Wilmington, NC	June 2015

(1)
Ambassador Town Center is a 65/35 joint venture that is accounted for using the equity method of accounting and is included in equity in earnings of unconsolidated affiliates in the accompanying consolidated statements of operations.

The properties listed above, with the exception of Ambassador Town Center, are included in our operations on a consolidated basis and are collectively referred to as the “New Properties.” The transactions related to the New Properties impact the comparison of the results of operations for the three and six months ended June 30, 2016 to the results of operations for the three and six months ended June 30, 2015.
Comparison of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015
Revenues
Total revenues increased $1.1 million for the three months ended June 30, 2016 compared to the prior-year period.  Rental revenues and tenant reimbursements increased by $1.3 million primarily due to increases of $3.8 million related to the Comparable Properties and $2.5 million attributable to the New Properties, which were partially offset by a decrease of $5.0 million from dispositions. The $3.8 million increase in revenues at the Comparable Properties was primarily due to a $5.0 million increase at our core properties, partially offset by a $1.3 decrease related to non-core properties. Positive leasing spreads, increases in base rents from occupancy gains and incremental sales growth led to increases in minimum and percentage rents, while increases in occupancy and annual contractual increases contributed to the increase in tenant reimbursements, driving the $5.0 million increase at our core properties.
Our cost recovery ratio for the quarter ended June 30, 2016 was 106.7% compared with 103.5% for the prior-year period due to lower expenses.
The increase of $1.4 million in management, development and leasing fees was primarily attributable to a $0.7 million increase from financing fees related to the loans secured by Ambassador Town Center and Fremaux Town Center, which closed in June 2016, and an increase of $0.7 million in management fees from new contracts to manage six malls and one community center for third parties.
Other revenues decreased $1.6 million primarily due to a decrease in revenue related to our subsidiary that provides security and maintenance services to third parties.
Operating Expenses
Total operating expenses increased $38.9 million for the three months ended June 30, 2016 compared to the prior-year period.  Property operating expenses, including real estate taxes and maintenance and repairs, decreased $2.1 million primarily due to decreases of $1.4 million related to dispositions and $1.2 million attributable to the Comparable Properties, which were partially offset by $0.5 million related to the New Properties. The $1.2 million decrease at our Comparable Properties was primarily driven by decreases in payroll and marketing costs, maintenance and repairs expense, bad debt expense and legal fees. These decreases were partially offset by an increase in real estate taxes expense.
The increase in depreciation and amortization expense of $1.0 million resulted from an increase of $1.9 million related to the New Properties and $0.3 million related to the Comparable Properties, partially offset by a decrease of $1.3 million related to dispositions. The $0.3 million increase from the Comparable Properties includes an increase of $1.0 million attributable to our core properties, which was partially offset by a $0.7 million decrease related to non-core properties.
General and administrative expenses increased $0.3 million. General and administrative expenses in the second quarter of 2016 include $1.1 million of non-recurring professional fees expense (which represent one-time expenses that are not part of our normal operations) related to the SEC investigation. General and administrative expenses in the second quarter of 2015 includ

e $3.0 million of expense related to a litigation settlement. After considering the impact of these items, general and administrative expenses increased primarily due to increases in consulting expenses and an increase in payroll and related compensation expenses, partially offset by a decrease in legal fees.
In the second quarter of 2016, we recognized impairments of real estate of $43.5 million to write down the book value of three malls and two outparcels. In the second quarter of 2015, we recognized an impairment of real estate of $2.8 million which was primarily related to the disposition of one mall. See Note 3 and Note 4 to the condensed consolidated financial statements for additional information.
Other expenses decreased $0.9 million primarily due to a decrease in expenses related to our subsidiary that provides security and maintenance services to third parties.
Other Income and Expenses
Interest expense decreased $5.6 million for the three months ended June 30, 2016 compared to the prior-year period. Interest expense related to property-level debt declined $7.3 million from the retirement of secured debt with borrowings from our lines of credit. This decline was partially offset by an increase in our corporate-level debt primarily due to an increase in interest related to a new $350.0 million unsecured term loan entered into in the fourth quarter of 2015, the proceeds of which were used to reduce outstanding borrowings on our lines of credit.
During the second quarter of 2015, we recorded a gain on extinguishment of debt of $0.3 million due to the early retirement of a mortgage loan.
Equity in earnings of unconsolidated affiliates increased by $59.5 million during the second quarter of 2016 compared to the prior-year period. The increase is primarily due to a gain of $29.2 million related to the foreclosure of Gulf Coast Town Center (owned in a 50/50 joint venture) and $29.4 million from the sale of an unconsolidated affiliate in April 2016. See Note 5 for more information.
The income tax benefit of $0.1 million for the three months ended June 30, 2016 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current tax provision of less than $0.4 million and a deferred tax benefit of $0.4 million.  During the three months ended June 30, 2015, we recorded an income tax provision of $2.5 million, consisting of a current tax provision of $2.8 million and a deferred tax benefit of less than $0.4 million.
In the second quarter of 2016, we recognized a $9.6 million gain on sale of real estate assets, which consisted primarily of $7.3 million related to the sale of a community center, an associated center and two outparcels and $2.2 million related to a parking deck project. We recognized a $14.2 million gain on sale of real estate assets in the second quarter of 2015 which consisted primarily of $13.5 million from the sale of an associated center and $0.7 million related to the sale of an outparcel.

Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015
Revenues
Total revenues increased $3.3 million for the six months ended June 30, 2016 compared to the prior-year period.  Rental revenues and tenant reimbursements increased by $4.5 million primarily due to increases of $7.3 million related to the Comparable Properties and $6.2 million attributable to the New Properties. These increases were partially offset by a decrease of $8.8 million from dispositions. The $7.3 million increase in revenue at our Comparable Properties primarily consists of an $8.7 million increase related to our core properties partially offset by a decrease of $1.6 million attributable to non-core properties. Positive leasing spreads, increases in base rents from occupancy gains and incremental sales growth led to increases in minimum and percentage rents, while increases in occupancy and annual contractual increases contributed to the increase in tenant reimbursements leading to the $8.7 million increase at our core properties.
Our cost recovery ratio for the six months ended June 30, 2016 was 101.1% compared with 99.0% for the prior-year period due to lower expenses.
The increase of $1.2 million in management, development, financing and leasing fees for the six months ended June 30, 2016 compared to the prior-year period was primarily attributable to a $0.7 million increase from financing fees related to the loans secured by Ambassador Town Center and Fremaux Town Center, which closed in June 2016, and an increase of $0.7 million in management fees from new contracts to manage six malls and one community center for third parties.
Other revenues decreased $2.5 million for the six months ended June 30, 2016 compared to the prior-year period primarily due to a decrease in revenue related to our subsidiary that provides security and maintenance services to third parties.
Operating Expenses
Total operating expenses increased $62.3 million for the six months ended June 30, 2016 compared to the prior-year period.  Property operating expenses, including real estate taxes and maintenance and repairs, decreased $1.8 million primarily due to decreases of $2.6 million attributable to dispositions and $0.5 million related to the Comparable Properties, partially offset by an increase of $1.3 million related to the New Properties. The $0.5 million decrease at our Comparable Properties was primarily driven by decreases in payroll and utilities expenses, partially offset by increases in real estate taxes, bad debt and insurance expense.
The increase in depreciation and amortization expense of $1.2 million for the six months ended June 30, 2016 compared to the prior-year period resulted from an increase of $4.0 million related to the New Properties, partially offset by decreases of $1.8 million attributable to dispositions and $1.1 million related to the Comparable Properties. The $1.1 million decrease attributable to the Comparable Properties was primarily related to a decrease of $1.0 million from our non-core properties.
General and administrative expenses increased $0.2 million. General and administrative expenses in the six months ended June 30, 2016 include $1.1 million of non-recurring professional fees expense (which represent one-time expenses that are not part of our normal operations) related to the SEC investigation and $1.7 million of expense related to a litigation settlement. General and administrative expenses in the six months ended June 30, 2015 include $3.2 million of expense related to a litigation settlement. After considering the impact of these items, general and administrative expenses increased primarily due to a decrease in capitalized overhead related to development projects, partially offset by a decrease in legal fees and consulting fees related to business and technology improvement projects that were completed in the prior-year period.
In the six months ended June 30, 2016, we recognized impairments of real estate of $63.2 million to write down the book value of six malls, an associated center and three outparcels. In the six months ended June 30, 2015, we recognized a non-cash impairment of real estate of $2.8 million which was primarily related to the disposition of one mall. See Note 3 and Note 4 to the condensed consolidated financial statements for additional information.
Other expenses increased $2.3 million primarily due to an increase in expenses related to our subsidiary that provides security and maintenance services to third parties.
Other Income and Expenses
Interest and other income decreased $5.1 million compared to the prior-year period primarily due to $4.9 million received in the prior year as a partial settlement of a lawsuit.
Interest expense decreased $9.5 million for the six months ended June 30, 2016 compared to the prior-year period. Interest expense related to property-level debt declined $13.4 million from the retirement of secured debt with borrowings from our lines of credit. This decline was partially offset by an increase in our corporate-level debt primarily due to an increase in interest related to a new $350.0 million unsecured term loan entered into in the fourth quarter of 2015, the proceeds of which were used to reduce outstanding borrowings on our lines of credit.
During the six months ended June 30, 2015, we recorded a gain on extinguishment of debt of $0.3 million due to the early retirement of a mortgage loan.
We recorded a gain on investment of $16.6 million during the six months ended June 30, 2015 related to the sale of all of our available-for-sale securities.
Equity in earnings of unconsolidated affiliates increased by $88.0 million during the six months ended June 30, 2016 compared to the prior-year period. The increase is primarily due to a gain of $29.2 related to the foreclosure of Gulf Coast Town Center (owned in a 50/50 joint venture) million and $55.8 million from the sale of two unconsolidated affiliates in February 2016 and April 2016. See Note 5 for more information.
The income tax benefit of $0.6 million for the six months ended June 30, 2016 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current tax benefit of $0.3 million and a deferred tax benefit of $0.3 million.  During the six months ended June 30, 2015, we recorded an income tax provision of $1.6 million, consisting of a current and deferred tax provision of $1.4 million and $0.2 million, respectively.
During the six months ended June 30, 2016, we recognized a $9.6 million gain on sale of real estate assets which consisted primarily of $7.3 million related to the sale of a community center, an associated center and two outparcels and $2.2 million related to a parking deck project. We recognized a $14.9 million gain on sale of real estate assets during the six months ended June 30, 2015 which consisted primarily of $13.5 million from the sale of an associated center and $1.3 million associated with the sale of two outparcels.
Non-GAAP Measure
Same-Center Net Operating Income
NOI is a supplemental non-GAAP measure of the operating performance of our shopping centers and other properties. We define NOI as property operating revenues (rental revenues, tenant reimbursements and other income) less property operating expenses (property operating, real estate taxes and maintenance and repairs).
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
Since NOI includes only those revenues and expenses related to the operations of our shopping center properties, we believe that same-center NOI provides a measure that reflects trends in occupancy rates, rental rates, sales at the malls and operating costs and the impact of those trends on our results of operations. Our calculation of same-center NOI excludes lease termination income, straight-line rent adjustments, and amortization of above and below market lease intangibles in order to enhance the comparability of results from one period to another.
We include a property in our same-center pool when we have owned all or a portion of the property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year and current year-to-date period. New Properties are excluded from same-center NOI, until they meet this criteria. Properties excluded from the same-center pool that would otherwise meet this criteria are properties which are being considered for repositioning, where we intend to renegotiate the terms of the debt secured by the related property or return the property to the lender and those in which we own a minority interest of 25% or less. Lender properties consisted of Chesterfield Mall, Midland Mall and Wausau Center as of June 30, 2016. Properties where we are considering alternatives to reposition the property include Cary Towne Center and Hickory Point Mall at June 30, 2016. Properties in which we own a minority interest at June 30, 2016 include Triangle Town Center, Triangle Town Place and River Ridge Mall.
Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net income for the three and six month periods ended June 30, 2016 and 2015 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$73,097	$48,331	$114,989	$101,536
Adjustments: (1)
Depreciation and amortization	79,306	79,391	162,597	163,343
Interest expense	58,602	66,639	118,739	133,786
Abandoned projects expense	32	—	33	125
Gain on sales of real estate assets	(68,504)	(14,774)	(94,899)	(16,094)
Gain on investment	—	—	—	(16,560)
Gain on extinguishment of debt	—	(256)	(6)	(256)
Loss on impairment	43,493	2,781	63,178	2,781
Income tax (benefit) provision	(51)	2,472	(588)	1,556
Lease termination fees	(394)	(1,731)	(1,345)	(3,037)
Straight-line rent and above- and below-market lease amortization	(2,317)	(1,071)	(3,542)	(2,401)
Net (income) loss attributable to noncontrolling interests in other consolidated subsidiaries	(1,695)	(1,490)	1,432	(2,359)
General and administrative expenses	16,475	16,215	33,643	33,445
Management fees and non-property level revenues	(6,293)	(5,580)	(11,069)	(17,038)
Operating Partnership's share of property NOI	191,751	190,927	383,162	378,827
Non-comparable NOI	(9,468)	(14,702)	(23,165)	(29,839)
Total same-center NOI	$182,283	$176,225	$359,997	$348,988

(1)
Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.

Same-center NOI increased 3.4% for the three months ended June 30, 2016 as compared to the prior-year period. The $6.1 million increase for the three month period ended June 30, 2016 compared to the same period in 2015 consisted of a $5.6 million increase in revenue, primarily due to an increase in minimum rents as we realized benefits from rent growth and occupancy increases, and a $0.5 million decrease in operating expenses due to improved operating efficiency.
The 3.2% increase in same-center NOI for the six months ended June 30, 2016 as compared to the prior-year period included a $10.4 million increase in revenue, which included favorable variances of $7.2 million in minimum rents and $2.2 million in tenant reimbursements. We also benefited from a $1.8 million decline in property operating costs due to savings from costs controls offset by $1.1 million in higher real estate taxes.
The growth in revenues for the three and six months ended June 30, 2016 was driven by increases of 1.3% in average annual base rents and 1.5% in occupancy in our same-center mall portfolio as well as a 1.1% increase in stabilized mall same-center sales per square foot for the rolling 12-month period ended June 30, 2016.

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

(2)
Non-stabilized malls - Malls that are in their initial lease-up phase. After three complete calendar years of operation, they are reclassified on January 1 of the fourth calendar year to the stabilized mall category. The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Atlanta were classified as non-stabilized malls as of June 30, 2016. The Outlet Shoppes of the Bluegrass, The Outlet Shoppes at Atlanta and Fremaux Town Center were classified as non-stabilized malls as of June 30, 2015.

(3)	Excluded malls - We exclude malls from our core portfolio if they fall in the following categories, for which operational metrics are excluded:

a.
Lender Properties - Properties for which we are working or intend to work with the lender on a restructure of the terms of the loan secured by the property or convey the secured property to the lender. As of June 30, 2016, Chesterfield Mall, Midland Mall and Wausau Center were classified as Lender Properties. As of June 30, 2015, Gulf Coast Town Center, Triangle Town Center and Triangle Town Place were classified as Lender Properties. In the first quarter of 2016, Triangle Town Center and Triangle Town Place were recategorized as Minority Interest Properties as described below. In the second quarter of 2016, the foreclosure of Gulf Coast Town Center was complete. Lender Properties are excluded from our same-center pool as decisions made while in discussions with the lender may lead to metrics that  do not provide relevant information related to the condition of these properties or they may be under cash management agreements with the respective servicers.

b.
Repositioning Properties - Properties where we have determined that the current format of the property no longer represents the best use of the property and we are in the process of evaluating alternative strategies for the property, which may include major redevelopment or an alternative retail or non-retail format, or after evaluating alternative strategies for the property, we have determined that the property no longer meets our criteria for long-term investment. The steps taken to reposition these properties, such as signing tenants to short-term leases, which are not included in occupancy percentages, or leasing to regional or local tenants, which typically do not report sales, may lead to metrics which do not provide relevant information related to the condition of these properties. Therefore, traditional performance measures, such as occupancy percentages and leasing metrics, exclude Repositioning Properties. Cary Towne Center and Hickory Point are classified as Repositioning Properties as of June 30, 2016. Chesterfield Mall and Wausau Center were categorized as Repositioning Properties as of June 30, 2015. Chesterfield Mall was reclassified to the Lender Property category as of March 31, 2016. Wausau Center was moved from Repositioning to the Lender Property category as of June 30, 2016 when it was determined after evaluating redevelopment options that an appropriate risk-adjusted return was not achievable and the mall should be returned to the lender

c.
Minority Interest Properties - Properties in which we have a 25% or less ownership interest. As of June 30, 2016, we had two malls and an associated center in the Minority Interest Property category. Triangle Town Center and Triangle Town Place were reclassified from the Lender Property category in February 2016 upon the Company's sale of its 50% interest in these properties to a newly formed joint venture in which the Company has a 10% ownership interest. The associated debt on these properties was restructured in conjunction with the sale. The Company also sold a 75% interest in River Ridge Mall to a new joint venture in March 2016. See Note 5 to the condensed consolidated financial statements for more information on these unconsolidated affiliates.

We derive the majority of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Six Months Ended June 30,
	2016	2015
Malls	91.3%	88.2%
Associated centers	3.9%	4.0%
Community centers	1.7%	1.9%
Mortgages, office buildings and other	3.1%	5.9%
Mall Store Sales
Mall store sales include reporting mall tenants of 10,000 square feet or less for stabilized malls and exclude license agreements, which are retail contracts that are temporary or short-term in nature and generally last more than three months but less than twelve months. Stabilized Mall store sales for the trailing twelve months ended June 30, 2016 on a comparable per square foot basis increased approximately 1.1% to $377 per square foot compared to $373 per square foot for the trailing twelve months ended June 30, 2015. We expect flat to slightly positive sales for the remainder of the year.
Occupancy
Our portfolio occupancy is summarized in the following table (1):

	As of June 30,
	2016	2015
Total portfolio	92.6%	91.0%
Total mall portfolio	91.6%	90.0%
Same-center malls	91.7%	90.2%
Stabilized malls	91.6%	89.9%
Non-stabilized malls (2)	92.3%	95.5%
Associated centers	95.6%	94.1%
Community centers	96.8%	96.8%

(1)	As noted above, excluded properties are not included in occupancy metrics.

(2)
Represents occupancy for The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Atlanta as of June 30, 2016 and occupancy for The Outlet Shoppes of the Bluegrass, The Outlet Shoppes at Atlanta and Fremaux Town Center as of June 30, 2015. Fremaux Town Center was classified as a community center as of June 30, 2016.

Leasing
The following is a summary of the total square feet of leases signed in the three and six month periods ended June 30, 2016 as compared to the prior-year period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating portfolio:
New leases	492,265	344,889	821,864	705,684
Renewal leases	673,185	473,721	1,434,110	1,224,792
Development portfolio:
New leases	378,382	105,582	510,068	278,618
Total leased	1,543,832	924,192	2,766,042	2,209,094

Average annual base rents per square foot are based on contractual rents in effect as of June 30, 2016 and 2015, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type (1):

	As of June 30,
	2016	2015
Same-center malls	$31.82	$31.42
Stabilized malls	31.95	31.26
Non-stabilized malls (2)	26.06	25.19
Associated centers (3)	13.99	13.23
Community centers (3)	15.60	15.74
Office buildings (3)	19.67	19.50

(1)	As noted above, excluded properties are not included in base rent.

(2)
Represents average annual base rents for The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Atlanta as of June 30, 2016 and average annual base rents for The Outlet Shoppes of the Bluegrass, The Outlet Shoppes at Atlanta and Fremaux Town Center as of June 30, 2015. Fremaux Town Center was classified as a community center as of June 30, 2016.

(3)	Includes annual base rent per square foot for all leased locations regardless of size.

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the six month period ended June 30, 2016 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (1)	% Change Average
Quarter:
All Property Types (2)	513,851	$42.60	$44.20	3.8%	$45.90	7.7%
Stabilized malls	473,342	44.10	45.75	3.7%	47.54	7.8%
New leases	167,979	36.72	43.75	19.1%	46.20	25.8%
Renewal leases	305,363	48.18	46.84	(2.8)%	48.28	0.2%

Year-to-Date:
All Property Types (2)	1,066,765	$40.80	$41.62	2.0%	$43.00	5.4%
Stabilized malls	994,143	42.10	42.88	1.9%	44.31	5.2%
New leases	280,218	38.20	45.26	18.5%	47.83	25.2%
Renewal leases	713,925	43.62	41.94	(3.9)%	42.93	(1.6)%

(1)	Average gross rent does not incorporate allowable future increases for recoverable common area expenses.

(2)	Includes stabilized malls, associated centers, community centers and office buildings.

New and renewal leasing activity of comparable small shop space of less than 10,000 square feet for the six month period ended June 30, 2016 based on commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2016:
New	104	324,391	8.65	$48.76	$51.42	$40.46	$8.30	20.5%	$10.96	27.1%
Renewal	401	1,190,328	3.67	40.81	41.65	41.44	(0.63)	(1.5)%	0.21	0.5%
Commencement 2016 Total	505	1,514,719	4.70	$42.51	$43.74	$41.23	$1.28	3.1%	$2.51	6.1%

Commencement 2017:
New	7	14,147	9.70	$73.43	$77.84	$67.62	$5.81	8.6%	$10.22	15.1%
Renewal	40	113,927	4.38	40.97	41.77	39.64	1.33	3.4%	2.13	5.4%
Commencement 2017 Total	47	128,074	5.17	$44.56	$45.76	$42.73	$1.83	4.3%	$3.03	7.1%

Total 2016/2017	552	1,642,793	4.74	$42.67	$43.90	$41.35	$1.32	3.2%	$2.55	6.2%
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2016, we had approximately $388.9 million outstanding on our three unsecured credit facilities leaving approximately $711.1 million of availability. Our borrowing rate continues to improve as we refinance maturing loans at lower interest rates. In June 2016, we closed on three non-recourse loans with an aggregate total of $227.7 million and a weighted-average fixed rate of 3.9%. We have used proceeds from dispositions to retire $100 million of maturing loans on two malls and two associated centers. We also completed the foreclosure process on Gulf Coast Town Center during the quarter.
Excluding the loans secured by Chesterfield Mall and Midland Mall, which we plan to return to the respective lenders, we only have $133.3 million in 2016 maturities remaining. These consist of a $71.3 million loan secured by Greenbrier Mall, where we are in discussions with the lender to extend the maturity date, a $55.2 million loan secured by Dakota Square Mall and a $6.9 million loan secured by Governor's Square Mall. We plan to retire the loans on Dakota Square and Governor's Square using availability on our credit lines. Our balance sheet continues to improve as we deleverage and add to our unencumbered pool of properties.
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
Cash Flows - Operating, Investing and Financing Activities
There was $21.1 million of unrestricted cash and cash equivalents as of June 30, 2016, a decrease of $15.8 million from December 31, 2015. Our cash flow activities are summarized as follows (in thousands):

	Six Months Ended June 30,
	2016	2015	Change
Net cash provided by operating activities	$214,161	$219,393	$(5,232)
Net cash provided by (used in) investing activities	28,365	(240,808)	269,173
Net cash provided by (used in) financing activities	(258,279)	14,078	(272,357)
Net cash flows	$(15,753)	$(7,337)	$(8,416)

Cash Provided by Operating Activities
Cash provided by operating activities decreased $5.2 million primarily due to decreases in cash flow from dispositions and timing differences related to working capital items as compared to the prior-year period. These decreases were partially offset by lower cash paid for interest as we continued our strategy of retiring higher-rate secured debt with lower-rate unsecured debt.
Cash Used in Investing Activities
Cash flows provided by investing activities was $28.4 million, representing a $269.2 million difference as compared to cash used in investing activities of $240.8 million during the prior year period, primarily due to proceeds received from the sale of several consolidated and unconsolidated properties as well as a decrease in acquisition activities.
Cash Used in Financing Activities
Cash flows used in financing activities increased by $272.4 million as we continue to retire maturing mortgage debt and take advantage of low interest rates.
Debt
Debt of the Company
CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that it has a direct or indirect ownership interest in, is the borrower on all of our debt. CBL is a limited guarantor of the Notes, issued by the Operating Partnership in November 2013 and October 2014, respectively, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. We also provide a similar limited guarantee of the Operating Partnership's obligations with respect to our unsecured credit facilities and three unsecured term loans as of June 30, 2016.
Debt of the Operating Partnership
The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

June 30, 2016	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties (2) (3)	$2,613,566	$(110,236)	$551,369	$3,054,699	5.39%
Senior unsecured notes due 2023 (4)	446,349	—	—	446,349	5.25%
Senior unsecured notes due 2024 (5)	299,936	—	—	299,936	4.60%
Total fixed-rate debt	3,359,851	(110,236)	551,369	3,800,984	5.31%
Variable-rate debt:
Non-recourse term loans on operating properties	19,266	(7,575)	2,399	14,090	2.94%
Recourse term loans on operating properties	25,921	—	71,471	97,392	2.62%
Unsecured lines of credit	388,912	—	—	388,912	1.65%
Unsecured term loans	800,000	—	—	800,000	1.89%
Total variable-rate debt	1,234,099	(7,575)	73,870	1,300,394	1.89%
Total fixed-rate and variable-rate debt	4,593,950	(117,811)	625,239	5,101,378	4.44%
Unamortized deferred financing costs	(15,234)	739	(3,001)	(17,496)
Liabilities related to assets held for sale (3)	(38,237)	—	—	(38,237)
Total mortgage and other indebtedness	$4,540,479	$(117,072)	$622,238	$5,045,645

December 31, 2015	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$2,736,538	$(110,411)	$664,249	$3,290,376	5.51%
Senior unsecured notes due 2023 (4)	446,151	—	—	446,151	5.25%
Senior unsecured notes due 2024 (5)	299,933	—	—	299,933	4.60%
Other	2,686	(1,343)	—	1,343	3.50%
Total fixed-rate debt	3,485,308	(111,754)	664,249	4,037,803	5.41%
Variable-rate debt:
Non-recourse term loans on operating properties	16,840	(6,981)	2,546	12,405	2.55%
Recourse term loans on operating properties	25,635	—	102,377	128,012	2.51%
Construction loans	—	—	30,047	30,047	2.12%
Unsecured lines of credit	398,904	—	—	398,904	1.54%
Unsecured term loans	800,000	—	—	800,000	1.82%
Total variable-rate debt	1,241,379	(6,981)	134,970	1,369,368	1.81%
Total fixed-rate and variable-rate debt	4,726,687	(118,735)	799,219	5,407,171	4.50%
Unamortized deferred financing costs	(16,059)	855	(1,486)	(16,690)
Total mortgage and other indebtedness	$4,710,628	$(117,880)	$797,733	$5,390,481

(1)	Weighted-average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.

(2)
We had four interest rate swaps with notional amounts outstanding totaling $101,151 as of December 31, 2015 related to four of our variable-rate loans on consolidated operating properties to effectively fix the interest rates on these loans.  Therefore, these amounts are reflected in fixed-rate debt at December 31, 2015. The swaps matured April 1, 2016. We have two interest rate swaps with notional amounts outstanding totaling $120,660 as of June 30, 2016 related to two of our variable-rate loans on unconsolidated operating properties to effectively fix the interest rates on these loans. Therefore, there amounts are reflected in fixed-rate debt at June 30, 2016.

(3)
Includes a $38,237 mortgage loan secured by Fashion Square that is classified on the condensed consolidated balance sheets as Liabilities Related to Assets Held for Sale. See Note 4 to the condensed consolidated financial statements.

(4)	Net of unamortized discount of $3,651 and $3,849 as of June 30, 2016 and December 31, 2015, respectively.

(5)	Net of unamortized discount of $64 and $67 as of June 30, 2016 and December 31, 2015, respectively.
The following table presents our pro rata share of consolidated and unconsolidated debt as of June 30, 2016, excluding debt premiums and discounts, that is scheduled to mature in 2016:

	Balance
	As of June 30, 2016 (1)
Consolidated Properties:
Greenbrier Mall	$71,265	(2)
Midland Mall	32,021	(3)
Chesterfield Mall	140,000	(3)
Dakota Square Mall	55,199	(4)
	298,485
Unconsolidated Property:
Governor's Square Mall	6,874	(4)

2016 Maturities at pro rata share	$305,359

(1)	Based on original maturity date.

(2)	We are in discussions with the lender to extend the maturity date on this loan.

(3)	We plan to return these properties to the respective lenders as part of the foreclosure process.

(4)	We plan to retire these loans using availability on our credit lines.
The weighted-average remaining term of our total share of consolidated and unconsolidated debt was 4.1 years at June 30, 2016 and at December 31, 2015. The weighted-average remaining term of our pro rata share of fixed-rate debt was 4.5 years at June 30, 2016 and December 31, 2015.

As of June 30, 2016 and December 31, 2015, our pro rata share of consolidated and unconsolidated variable-rate debt represented 25.5% and 25.3%, respectively, of our total pro rata share of debt. As of June 30, 2016, our share of consolidated and unconsolidated variable-rate debt represented 17.1% of our total market capitalization (see Equity below) as compared to 16.1% as of December 31, 2015. The increase is primarily due to the decline in our stock price from $12.37 at December 31, 2015 to $9.31 at June 30, 2016.
See Note 6 to the condensed consolidated financial statements for additional information concerning the amount and terms of our outstanding indebtedness and compliance with applicable covenants and restrictions as of June 30, 2016.
Mortgages on Operating Properties
Financings
The following table presents loans, secured by the related properties, that were entered into in 2016:

Date	Property	Consolidated/ Unconsolidated Property	Stated Interest Rate		Maturity Date (1)		Amount Financed or Extended
June	Hamilton Place (2)	Consolidated	4.36%		June 2026		$107,000
June	Statesboro Crossing (3)	Consolidated	LIBOR + 1.80%		June 2017	(4)	11,035
June	Fremaux Town Center (5)	Unconsolidated	3.70%	(6)	June 2026		73,000
June	Ambassador Town Center (7)	Unconsolidated	3.22%	(8)	June 2023		47,660
May	The Outlet Shoppes of Laredo (9)	Consolidated	LIBOR + 2.5%	(10)	May 2019	(11)	91,300
April	Hickory Point Mall (12)	Consolidated	5.85%	(13)	December 2018	(13)	27,446
February	Port Orange (14)	Unconsolidated	LIBOR + 2.0%		February 2018	(15)	58,628
February	Hammock Landing - Phase I (14)	Unconsolidated	LIBOR + 2.0%		February 2018	(15)	43,347	(16)
February	Hammock Landing - Phase II (14)	Unconsolidated	LIBOR + 2.0%		February 2018	(15)	16,757
February	Triangle Town Center, Triangle Town Place, Triangle Town Commons (17)	Unconsolidated	4.00%	(18)	December 2018	(19)	171,092

(1)	Excludes any extension options.

(2)
Proceeds from the non-recourse loan were used to retire an existing $98,181 loan with an interest rate of 5.86% that was scheduled to mature in August 2016. Our share of excess proceeds was used to reduce outstanding balances on our credit facilities.

(3)	The loan was modified to extend the maturity date.

(4)	The loan has a one-year extension option at our election for an outside maturity date of June 2018.

(5)	Net proceeds from the non-recourse loan were used to retire two existing construction loans with an aggregate balance of $71,125.

(6)
The joint venture has an interest rate swap on a notional amount of $73,000, amortizing to $52,130 over the term of the swap, related to Fremaux Town Center to effectively fix the interest rate on that variable-rate loan. Therefore, this amount is currently reflected as having a fixed rate.

(7)	The non-recourse loan was used to retire an existing construction loan with a balance of $41,900 and excess proceeds were utilized to fund remaining construction costs.

(8)
The joint venture has an interest rate swap on a notional amount of $47,660, amortizing to $38,866 over the term of the swap, related to Ambassador Town Center to effectively fix the interest rate on that variable-rate loan. Therefore, this amount is currently reflected as having a fixed rate.

(9)
The consolidated 65/35 joint venture closed on a construction loan for the development of The Outlet Shoppes of Laredo, an outlet center located in Laredo, TX. The Operating Partnership has guaranteed 100% of the loan.

(10)	The interest rate will be reduced to LIBOR + 2.25% once the development is complete and certain debt and operational metrics are met.

(11)	The loan has one 24-month extension option, which is at the joint venture's election, for an outside maturity date of May 2021.

(12)	The loan was modified to extend the maturity date. The interest rate remains at 5.85% but future amortization payments have been eliminated.

(13)	The loan has a one-year extension option at our election for an outside maturity date of December 2019.

(14)	The guaranty was reduced from 25% to 20% in conjunction with the refinancing. See Note 12 to the condensed consolidated financial statements for more information.

(15)	The loan was modified and extended to February 2018 with a one-year extension option.

(16)	The capacity was increased from $39,475 to fund the expansion.

(17)	The loan was amended and modified in conjunction with the sale of the property to a newly formed joint venture. See Note 5 to the condensed consolidated financial statements for more information.

(18)	The interest rate was reduced from 5.74% to 4.00% interest-only payments through the initial maturity date.

(19)	The loan was extended to December 2018 with two one-year extension options.
Loan Repayments
We repaid the following fixed-rate loans, secured by the related consolidated Properties, in 2016:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid
June	Hamilton Place (1)	5.86%	August 2016	$98,181
April	CoolSprings Crossing (2)	4.54%	April 2016	11,313
April	Gunbarrel Pointe (2)	4.64%	April 2016	10,083
April	Stroud Mall (2)	4.59%	April 2016	30,276
April	York Galleria (2)	4.55%	April 2016	48,337

(1)	We retired the loan with proceeds from a $107,000 fixed-rate non-recourse loan. See above for more information.

(2)	We used proceeds from dispositions to retire the loan.
Subsequent to June 30, 2016, an unconsolidated affiliate retired a loan. See Note 16 to the condensed consolidated financial statements for more information.
Other
JG Gulf Coast Town Center LLC - Phases I and II
In June 2016, the foreclosure process was complete and the mortgage lender received title to the mall in satisfaction of the non-recourse mortgage loan secured by Phases I and II of Gulf Coast Town Center in Ft. Myers, FL. Gulf Coast Town Center generated insufficient cash flow to cover the debt service on the mortgage, which had a balance of $190.8 million (of which our 50.0% share was $95.4 million) and a contractual maturity date of July 2017. In the third quarter of 2015, the lender on the loan began receiving the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments. We recognized a gain on the net investment in Gulf Coast of $29.3 million, which is included in equity in earnings of unconsolidated affiliates in the condensed consolidated statements of operations.
Interest Rate Hedging Instruments
Our outstanding interest rate derivatives, that were designated as cash flow hedges of interest rate risk, matured on April 1, 2016: (dollars in thousands):

Instrument Type	Location in Condensed Consolidated Balance Sheet	Notional Amount Outstanding	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 6/30/16	Fair Value at 12/31/15	Maturity Date
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$48,337 (amortizing to $48,337)	1-month LIBOR	2.149%	$—	$(208)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$30,276 (amortizing to $30,276)	1-month LIBOR	2.187%	—	(133)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$11,313 (amortizing to $11,313)	1-month LIBOR	2.142%	—	(48)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$10,083 (amortizing to $10,083)	1-month LIBOR	2.236%	—	(45)	April 2016
					$—	$(434)
Equity
During the six months ended June 30, 2016, we paid dividends of $112.9 million to holders of CBL's common stock and preferred stock, as well as $23.4 million in distributions to the noncontrolling interest investors in the Operating Partnership and other consolidated subsidiaries. The Operating Partnership paid distributions of $22.4 million and $106.8 million on the preferred units and common units, respectively, as well as distributions of $7.0 million to the noncontrolling interests in other consolidated subsidiaries.

On June 28, 2016, we announced a second quarter 2016 common stock dividend of $0.265 per share payable on July 15, 2016. On February 26, 2016, we announced a first quarter 2016 common stock dividend of $0.265 per share payable in cash that was paid on April 15, 2016. Future dividends payable will be determined by our Board of Directors based upon circumstances at the time of declaration.
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
Common Stock Repurchase Program
In July 2015, CBL's Board of Directors authorized a common stock repurchase program. Under the program, we may purchase up to $200.0 million of CBL's common stock from time to time, in the open market, in privately negotiated transactions or otherwise, depending on market prices and other conditions, through August 31, 2016. We are not obligated to repurchase any shares of stock under the program and we may terminate the program at any time. As of June 30, 2016, no shares were repurchased under the program.
Debt-To-Total Market Capitalization
Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value of equity) ratio was 67.2% at June 30, 2016, compared to 58.7% at June 30, 2015. The increase in the debt-to-market capitalization ratio is primarily due to a decrease in CBL's stock price to $9.31 at June 30, 2016 from $16.20 at June 30, 2015. Our debt-to-market capitalization ratio at June 30, 2016 was computed as follows (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	200,032	$9.31	$1,862,298
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00	453,750
6.625% Series E Cumulative Redeemable Preferred Stock	690	250.00	172,500
Total market equity			2,488,548
Company’s share of total debt			5,101,378
Total market capitalization			$7,589,926
Debt-to-total-market capitalization ratio			67.2%

(1)
Stock price for common stock and Operating Partnership units equals the closing price of CBL's common stock on June 30, 2016. The stock prices for the preferred stock represent the liquidation preference of each respective series of preferred stock.

Covenants and Restrictions
The agreements for the unsecured lines of credit, the Notes and unsecured term loans contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum unencumbered asset and interest ratios, maximum secured indebtedness ratios, maximum total indebtedness ratios and limitations on cash flow distributions.  We believe we were in compliance with all financial covenants and restrictions at June 30, 2016
Unsecured Lines of Credit and Unsecured Term Loans
The following presents our compliance with key covenant ratios, as defined, of the credit facilities and term loans as of June 30, 2016:

Ratio	Required	Actual
Debt to total asset value	< 60%	48%
Unencumbered asset value to unsecured indebtedness	> 1.6x	2.3x
Unencumbered NOI to unsecured interest expense	> 1.75x	5.0x
EBITDA to fixed charges (debt service)	> 1.5x	2.4x
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
Senior Unsecured Notes
The following presents our compliance with key covenant ratios, as defined, of the Notes as of June 30, 2016:

Ratio	Required	Actual
Total debt to total assets	< 60%	53%
Secured debt to total assets	< 45% (1)	31%
Total unencumbered assets to unsecured debt	> 150%	223%
Consolidated income available for debt service to annual debt service charge	> 1.5x	3.3x

(1)	On January 1, 2020 and thereafter, secured debt to total assets must be less than 40%.
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
The following table, which excludes expenditures for developments and expansions, summarizes these capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three and six month period ended June 30, 2016 compared to the same period in 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Tenant allowances (1)	$21,251	$19,344	$32,896	$32,040

Renovations	1,507	9,883	4,621	12,046

Deferred maintenance:
Parking lot and parking lot lighting	2,045	5,535	2,765	7,447
Roof repairs and replacements	374	1,178	1,043	2,109
Other capital expenditures	1,703	1,093	5,828	2,159
Total deferred maintenance	4,122	7,806	9,636	11,715

Capitalized overhead	1,622	1,710	2,948	3,709

Capitalized interest	448	1,024	996	2,232

Total capital expenditures	$28,950	$39,767	$51,097	$61,742

(1)	Tenant allowances primarily relate to new leases. Tenant allowances related to renewal leases were not material for the periods presented.
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
Developments and Expansions
The following tables summarize our development projects as of June 30, 2016.
Properties Opened During the Six Months Ended June 30, 2016
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Opening Date	Initial Unleveraged Yield
Community Center:
Ambassador Town Center	Lafayette, LA	65%	431,139	$40,295	$28,929	Apr-16	8.5%

Mall Expansion:
Kirkwood Mall - Self Development (Panera Bread, Verizon, Caribou Coffee)	Bismarck, ND	100%	12,570	3,702	3,382	Mar-16	10.5%

Mall Redevelopment:
CoolSprings Galleria - Sears Redevelopment (American Girl, Cheesecake Factory)	Nashville, TN	50%	193,137	37,091	9,269	May-16	7.2%

Total Properties Opened			636,846	$81,088	$41,580

(1)	Total cost is presented net of reimbursements to be received.

(2)	Cost to date does not reflect reimbursements until they are received.

Properties Under Development at June 30, 2016
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Expected Opening Date	Initial Unleveraged Yield
Outlet Center:
The Outlet Shoppes of Laredo	Laredo, TX	65%	357,756	$69,630	$10,515	Spring-17	9.6%

Mall Expansions:
Dakota Square expansion	Minot, ND	100%	23,922	7,453	1,068	Fall-16	7.5%
Friendly Center - Cheesecake Factory	Greensboro, NC	50%	9,156	2,307	807	Fall-16	10.8%
Friendly Center - Shops	Greensboro, NC	50%	12,765	2,638	1,423	Fall-16	8.1%
Hamilton Place - Theatre	Chattanooga, TN	100%	30,169	5,409	3,085	Fall-16	9.1%
Mayfaire Town Center - Phase I	Wilmington, NC	100%	67,766	19,072	2,791	Fall-16	8.4%
			143,778	36,879	9,174
Community Center Expansions:
The Forum at Grandview - Expansion	Madison, MS	75%	24,516	5,624	653	Fall-16	8.5%
Hammock Landing - Expansion	West Melbourne, FL	50%	23,717	2,351	1,374	Fall-16	10.7%
High Pointe Commons - (Petco)	Harrisburg, PA	50%	12,885	1,055	452	Oct-16	10.5%
			61,118	9,030	2,479

Mall Redevelopments:
College Square - JCP Redevelopment (Dick's/ULTA)	Morristown, TN	100%	90,879	14,992	5,677	Fall-16	7.6%
Northpark Mall - (Dunham's Sports)	Joplin, MO	100%	80,524	3,362	1,523	Fall-16	9.5%
Oak Park Mall - Self Development	Overland Park, KS	50%	6,735	1,210	915	Summer-16	8.2%
Randolph Mall - JCP Redevelopment (Ross/ULTA)	Asheboro, NC	100%	33,796	4,372	3,928	Summer-16	7.8%
York Galleria Mall - Partial JCP Redevelopment (H&M/Shops)	York, PA	100%	42,672	5,582	913	Fall-16	7.8%
York Galleria Mall - Partial JCP Redevelopment (Gold's Gym/Shops)	York, PA	100%	40,832	5,658	90	Spring-17	12.8%
			295,438	35,176	13,046

Total Properties Under Development			858,090	$150,715	$35,214

(1) Total Cost is presented net of reimbursements to be received.
(2) Cost to Date does not reflect reimbursements until they are received.
Construction continues on The Outlet Shoppes of Laredo, our newest joint venture with Horizon. The center will be the only outlet center within a 180 mile radius providing a value shopping option for the area. Leasing is over 75% and includes tenants such as Michael Kors, Brooks Brothers, Nike, Under Armour and Puma.
We have several expansion projects underway at our properties. The expansion of Friendly Center includes the addition of West Elm and Pieology as well as the development of a freestanding Cheesecake Factory. These include the addition of a luxury Regal Cinema adjacent to Hamilton Place Mall and an expansion of Mayfaire Town Center, which will bring H&M, Palmetto Moon and West Elm to the market. Additionally, expansion projects at three of our community centers are slated to open in 2016.
We have anchor redevelopment projects under construction at four malls. These projects involve former department stores, which afford us the opportunity to revitalize these spaces with a new mix of tenants and enhance the value of our properties. We proactively negotiated a lease termination last year to obtain the former JC Penney space at College Square. We are replacing a former Shopko with a Dunham's Sporting Goods store at Northpark Mall. At Randolph Mall, we are developing Ross and ULTA in the former JC Penney location. Construction recently began on the redevelopment of the former JC Penney at York Galleria, which will include Gold's Gym, H&M and additional stores and restaurants.
We own land and hold options to acquire certain development properties owned by third parties.  Except for the projects presented above, we do not have any other material capital commitments as of June 30, 2016.
Acquisitions and Dispositions
See Note 4 and Note 5 to the condensed consolidated financial statements for a description of our acquisition and disposition activity related to consolidated and unconsolidated affiliates.
Off-Balance Sheet Arrangements
Unconsolidated Affiliates
We have ownership interests in 19 unconsolidated affiliates as of June 30, 2016 that are described in Note 5 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as “Investments in Unconsolidated Affiliates.”  The following are circumstances when we may consider entering into a joint venture with a third party:

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
The following table represents our guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 (in thousands):

	As of June 30, 2016							Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership		Maximum Guaranteed Amount	Debt Maturity Date (1)		6/30/2016	12/31/2015
West Melbourne I, LLC - Phase I	50%	$43,147	20%	(2)	$8,629	Feb-2018	(3)	$86	$99
West Melbourne I, LLC - Phase II	50%	16,677	20%	(2)	3,335	Feb-2018	(3)	33	87
Port Orange I, LLC	50%	58,348	20%	(2)	11,670	Feb-2018	(3)	117	148
Fremaux Town Center JV, LLC - Phase I	65%	—	—%	(4)	—	Aug-2016		—	62
Fremaux Town Center JV, LLC - Phase II	65%	—	—%	(4)	—	Aug-2016		—	161
Ambassador Town Center JV, LLC	65%	—	—%	(4)	—	Dec-2017		—	462
Ambassador Infrastructure, LLC	65%	11,700	100%	(5)	11,700	Dec-2017	(6)	177	177
			Total guaranty liability					$413	$1,196

(1)	Excludes any extension options.

(2)	The guaranty was reduced from 25% to 20% when the loan was modified and extended in February 2016. See Note 5 to the condensed consolidated financial statements.

(3)	The loan has a one-year extension option, which is at the unconsolidated affiliate's election, for an outside maturity date of February 2019.

(4)
The guaranty was removed in June 2016 when the construction loan was retired using proceeds from a non-recourse mortgage loan. See Note 5 to the condensed consolidated financial statements or additional information.

(5)
The guaranty will be reduced to 50% on March 1st of such year as PILOT payments received and attributed to the prior calendar year by Ambassador Infrastructure and delivered to the lender are $1,200 or more, provided no event of default exists. The guaranty will be reduced to 20% when the PILOT payments are $1,400 or more, provided no event of default exists.

(6)	The loan has two one-year extension options, which are the unconsolidated affiliate's election, for an outside maturity date of December 2019.

We have guaranteed the lease performance of YTC, an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22.0 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to $10.0 million. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $14.8 million as of June 30, 2016.  We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty.  We did not include an obligation for this guaranty because we determined that the fair value of the guaranty was not material as of June 30, 2016 and December 31, 2015.

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
Our Annual Report on Form 10-K for the year ended December 31, 2015 contains a discussion of our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these policies and estimates during the six months ended June 30, 2016. Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Non-GAAP Measure
Funds From Operations
FFO is a widely used non-GAAP measure of the operating performance of real estate companies that supplements net income (loss) determined in accordance with GAAP. NAREIT defines FFO as net income (loss) (computed in accordance with GAAP) excluding gains or losses on sales of depreciable operating properties and impairment losses of depreciable properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures and noncontrolling interests. Adjustments for unconsolidated partnerships, joint ventures and noncontrolling interests are calculated on the same basis. We define FFO as defined above by NAREIT less dividends on preferred stock of the Company or distributions on preferred units of the Operating Partnership, as applicable. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.
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
FFO, as adjusted, for the three and six months ended June 30, 2016 grew 9.3% and 9.5%, respectively, to $0.59 and $1.15 per share compared to the prior-year periods. The increase in FFO, as adjusted, for the three and six month periods ended June 30, 2016, was primarily due to rent growth and occupancy increases as we continue to progress on our portfolio transformation strategy.
FFO, as adjusted, during the three months ended June 30, 2016, excludes $1.1 million of nonrecurring professional fees expense and a $29.2 million increase in equity in earnings related to the foreclosure of the loan secured by Gulf Coast Town Center. Additionally, during the six months ended June 30, 2016, we recognized $1.7 million of litigation expense as well as a $26.4 million increase in equity in earnings related to the sale of our 50% interest in Triangle Town Center. During the three months ended June 30, 2015, we recognized $3.0 million of expense related to a litigation settlement and a $0.3 million gain on extinguishment of debt. Additionally, during the six months ended June 30, 2015 we recognized a $16.6 million gain on investment related to the sale of marketable securities and received income of $1.7 million, net of related expenses, as a partial settlement of ongoing litigation. Considering the significance and nature of these items, we believe it is important to identify the impact of these changes on our FFO measures for a reader to have a complete understanding of our results of operations. Therefore, we have also presented FFO, as adjusted, excluding these items.
The reconciliation of net income attributable to common shareholders to FFO allocable to Operating Partnership common unitholders is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to common shareholders	$51,696	$30,672	$80,547	$65,613
Noncontrolling interest in income of Operating Partnership	8,483	4,946	13,428	11,118
Depreciation and amortization expense of:
Consolidated properties	72,205	71,239	148,711	147,505
Unconsolidated affiliates	9,156	10,303	18,334	20,620
Non-real estate assets	(722)	(731)	(1,559)	(1,573)
Noncontrolling interests' share of depreciation and amortization	(2,055)	(2,151)	(4,448)	(4,782)
Loss on impairment	43,493	2,781	63,178	2,781
Gain on depreciable property, net of tax	(35,521)	(12,129)	(35,521)	(12,196)
FFO allocable to Operating Partnership common unitholders	146,735	104,930	282,670	229,086
Litigation settlements, net of related expenses (1)	—	3,004	1,707	(1,654)
Nonrecurring professional fees expense (1)	1,119	—	1,119	—
Gain on investment	—	—	—	(16,560)
Equity in earnings from disposals of unconsolidated affiliates	(29,235)	—	(55,630)	—
Gain on extinguishment of debt	—	(256)	—	(256)
FFO allocable to Operating Partnership common unitholders, as adjusted	$118,619	$107,678	$229,866	$210,616

FFO per diluted share	$0.73	$0.53	$1.41	$1.15

FFO, as adjusted, per diluted share	$0.59	$0.54	$1.15	$1.05

Weighted-average common and potential dilutive common shares outstanding with Operating Partnership units fully converted	200,045	199,751	199,986	199,716

(1)
Litigation settlement income is included in interest and other income in the Condensed Consolidated Statements of Operations. Litigation expense, including settlements paid, is included in general and administrative expense in the Condensed Consolidated Statements of Operations. Nonrecurring professional fees expense is included in general and administrative expense in the Condensed Consolidated Statements of Operations.

The reconciliation of diluted EPS to FFO per diluted share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Diluted EPS attributable to common shareholders	$0.30	$0.18	$0.47	$0.38
Eliminate amounts per share excluded from FFO:
Depreciation and amortization expense, including amounts from consolidated properties, unconsolidated affiliates, non-real estate assets and excluding amounts allocated to noncontrolling interests	0.39	0.40	0.81	0.82
Loss on impairment	0.22	0.01	0.31	0.01
Gain on depreciable property, net of tax	(0.18)	(0.06)	(0.18)	(0.06)
FFO per diluted share	$0.73	$0.53	$1.41	$1.15

The reconciliations of FFO allocable to Operating Partnership common unitholders to FFO allocable to common shareholders, including and excluding the net litigation settlements, gain on investment and gain on extinguishment of debt, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
FFO allocable to Operating Partnership common unitholders	$146,735	$104,930	$282,670	$229,086
Percentage allocable to common shareholders (1)	85.38%	85.35%	85.37%	85.35%
FFO allocable to common shareholders	$125,282	$89,558	$241,315	$195,525

FFO allocable to Operating Partnership common unitholders, as adjusted	$118,619	$107,678	$229,866	$210,616
Percentage allocable to common shareholders (1)	85.38%	85.35%	85.37%	85.35%
FFO allocable to common shareholders, as adjusted	$101,277	$91,903	$196,237	$179,761

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

Interest Rate Risk

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at June 30, 2016, a 0.5% increase or decrease in interest rates on variable-rate debt would decrease or increase annual cash flows by approximately $6.5 million and $2.0 million, respectively, and increase or decrease annual interest expense, after the effect of capitalized interest, by approximately $6.4 million and $1.9 million, respectively.

Based on our proportionate share of total consolidated and unconsolidated debt at June 30, 2016, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $83.5 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $87.8 million.

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
On May 27, 2016, Tommy French filed a putative class action in the United States District Court for the Eastern District of Tennessee on behalf of himself and all persons who purchased our common stock between August 8, 2013 and May 24, 2016. Two additional suits were filed shortly thereafter with similar allegations. On June 9, 2016, The Allan J. and Sherry R. Potts Living Trust filed a putative class action in the same Court on behalf of the trust and all persons who purchased our common stock between August 8, 2013 and May 24, 2016, and on June 24, 2016, International Union of Painters & Allied Trades District Council No. 35 Pension Plan filed another putative class action in the same Court on behalf of itself and all persons who purchased our common stock between August 9, 2011 and May 24, 2016, containing similar allegations. On July 26, 2016, motions were submitted to the Court for the consolidation of these three cases, as well as for the appointment of a lead plaintiff. The deadline for the Court to act to appoint a lead plaintiff is September 1, 2016. All three of these complaints are based on substantially similar allegations that certain of the Company’s financing arrangements were obtained through fraud and/or misrepresentation, and that we and certain of our officers and directors made materially misleading statements to the market by failing to disclose material information concerning these alleged misrepresentations, and concerning the supposed involvement by insiders of the Company in alleged trading in the Company’s stock by a United States senator on the basis of material nonpublic information. Based on these allegations, these complaints assert claims for violation of the securities laws and seek a variety of relief, including unspecified monetary damages as well as costs and attorneys’ fees. We believe these complaints are without merit and intend to defend ourselves vigorously.
On July 29, 2016, Henry Shebitz filed a shareholder derivative suit in the Chancery Court for Hamilton County, Tennessee alleging that our directors, three former directors and certain current and former officers breached their fiduciary duties by causing us to make materially misleading statements to the market by failing to disclose material information concerning these alleged misrepresentations, and concerning the supposed involvement by insiders of the Company in alleged trading in the Company’s stock by a United States senator on the basis of material nonpublic information. The complaint further alleges that certain of our current and former officers and directors improperly engaged in transactions in the Company’s stock while in possession of material nonpublic information concerning the Company’s alleged misleading statements. The complaint purports to seek relief on behalf of us for unspecified damages as well as costs and attorneys’ fees. We believe that this complaint is without merit and intend to defend against it vigorously.

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
ITEM 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
April 1–30, 2016	137	$11.70	—	$—
May 1–31, 2016	104	11.04	—	—
June 1–30, 2016	—	—	—	—
Total	241	$11.42	—	$—

(1)	Represents shares surrendered to the Company by employees to satisfy federal and state income tax requirements related to the vesting of shares of restricted stock.

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

Operating Partnership Units
During the three months ended June 30, 2016, the Operating Partnership did not sell any unregistered securities.
There is no established public trading market for the Operating Partnership’s common units and they are not registered under Section 12 of the Securities Exchange Act of 1934. Each limited partner in the Operating Partnership has the right to exchange all or a portion of its common units for shares of the Company’s common stock, or at the Company’s election, their cash equivalent. During the three months ended June 30, 2016, the Company elected to pay $0.1 million in cash to three holders of 14,796 common units who exercised their conversion rights.
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

Date: August 9, 2016

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