Form 10-Q
period 2016-09-30
CBL & ASSOCIATES PROPERTIES INC; CBL & ASSOCIATES LIMITED PARTNERSHIP
filed 2016-11-08
CIK 910612, 915140

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
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
As of November 3, 2016, there were 170,793,828 shares of CBL & Associates Properties, Inc.'s common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2016 of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the "Company" mean CBL & Associates Properties, Inc. and its subsidiaries. References to the "Operating Partnership" mean CBL & Associates Limited Partnership and its subsidiaries. The terms "we," "us" and "our" refer to the Company or the Company and the Operating Partnership collectively, as the context requires.
The Company is a real estate investment trust ("REIT") whose stock is traded on the New York Stock Exchange. The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At September 30, 2016, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 84.8% limited partner interest for a combined interest held by the Company of 85.8%.
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

CBL & Associates Properties, Inc.
CBL & Associates Limited Partnership

PART I – FINANCIAL INFORMATION

ITEM 1:   Financial Statements
CBL & Associates Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

ASSETS (1)	September 30, 2016	December 31, 2015
Real estate assets:
Land	$839,114	$876,668
Buildings and improvements	6,906,736	7,287,862
	7,745,850	8,164,530
Accumulated depreciation	(2,370,768)	(2,382,568)
	5,375,082	5,781,962
Held for sale	32,250	—
Developments in progress	141,099	75,991
Net investment in real estate assets	5,548,431	5,857,953
Cash and cash equivalents	24,468	36,892
Receivables:
Tenant, net of allowance for doubtful accounts of $1,993 and $1,923 in 2016 and 2015, respectively	95,518	87,286
Other, net of allowance for doubtful accounts of $1,332 and $1,276 in 2016 and 2015, respectively	14,109	17,958
Mortgage and other notes receivable	13,581	18,238
Investments in unconsolidated affiliates	287,791	276,383
Intangible lease assets and other assets	190,423	185,281
	$6,174,321	$6,479,991

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness, net	$4,531,269	$4,710,628
Accounts payable and accrued liabilities	303,642	344,434
Total liabilities (1)	4,834,911	5,055,062
Commitments and contingencies (Note 6 and Note 12)
Redeemable noncontrolling interests	22,742	25,330
Shareholders' equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized:
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding	18	18
6.625% Series E Cumulative Redeemable Preferred Stock, 690,000 shares outstanding	7	7
Common stock, $.01 par value, 350,000,000 shares authorized, 170,790,979 and 170,490,948 issued and outstanding in 2016 and 2015, respectively	1,708	1,705
Additional paid-in capital	1,959,007	1,970,333
Accumulated other comprehensive income	—	1,935
Dividends in excess of cumulative earnings	(754,425)	(689,028)
Total shareholders' equity	1,206,315	1,284,970
Noncontrolling interests	110,353	114,629
Total equity	1,316,668	1,399,599
	$6,174,321	$6,479,991

(1)
As of September 30, 2016, includes $618,034 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $484,231 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 5.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Operations (In thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES:
Minimum rents	$164,444	$170,422	$502,289	$505,931
Percentage rents	3,225	3,869	10,590	10,418
Other rents	3,866	4,156	13,747	13,748
Tenant reimbursements	69,489	72,461	212,951	214,818
Management, development and leasing fees	4,177	2,754	10,825	8,195
Other	6,520	8,974	19,362	24,278
Total revenues	251,721	262,636	769,764	777,388

OPERATING EXPENSES:
Property operating	35,116	35,859	104,804	107,629
Depreciation and amortization	71,794	74,045	220,505	221,550
Real estate taxes	22,492	23,579	68,354	68,913
Maintenance and repairs	13,236	12,480	39,574	39,103
General and administrative	13,222	12,995	46,865	46,440
Loss on impairment	53,558	884	116,736	3,665
Other	5,576	8,787	20,313	21,191
Total operating expenses	214,994	168,629	617,151	508,491
Income from operations	36,727	94,007	152,613	268,897
Interest and other income	451	579	1,062	6,242
Interest expense	(54,292)	(56,451)	(162,710)	(174,362)
Gain on extinguishment of debt	(6)	—	—	256
Gain on investment	—	—	—	16,560
Income tax benefit (provision)	2,386	(448)	2,974	(2,004)
Equity in earnings of unconsolidated affiliates	10,478	3,508	107,217	12,212
Income (loss) from continuing operations before gain on sales of real estate assets	(4,256)	41,195	101,156	127,801
Gain on sales of real estate assets	4,926	3,237	14,503	18,167
Net income	670	44,432	115,659	145,968
Net (income) loss attributable to noncontrolling interests in:
Operating Partnership	1,372	(4,665)	(12,056)	(15,783)
Other consolidated subsidiaries	(983)	(2,198)	449	(4,557)
Net income attributable to the Company	1,059	37,569	104,052	125,628
Preferred dividends	(11,223)	(11,223)	(33,669)	(33,669)
Net income (loss) attributable to common shareholders	$(10,164)	$26,346	$70,383	$91,959

Basic per share data attributable to common shareholders:
Net income (loss) attributable to common shareholders	$(0.06)	$0.15	$0.41	$0.54
Weighted-average common shares outstanding	170,792	170,494	170,751	170,470

Diluted per share data attributable to common shareholders:
Net income (loss) attributable to common shareholders	$(0.06)	$0.15	$0.41	$0.54
Weighted-average common and potential dilutive common shares outstanding	170,792	170,494	170,751	170,500

Dividends declared per common share	$0.265	$0.265	$0.795	$0.795

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$670	$44,432	$115,659	$145,968

Other comprehensive income (loss):
Unrealized holding gain on available-for-sale securities	—	—	—	242
Reclassification to net income of realized gain on available-for-sale securities	—	—	—	(16,560)
Unrealized gain on hedging instruments	—	975	877	3,074
Reclassification of hedging effect on earnings	—	(518)	(443)	(1,687)
Total other comprehensive income (loss)	—	457	434	(14,931)

Comprehensive income	670	44,889	116,093	131,037
Comprehensive (income) loss attributable to noncontrolling interests in:
Operating Partnership	1,372	(4,737)	(12,119)	(12,769)
Other consolidated subsidiaries	(983)	(2,198)	449	(4,557)
Comprehensive income attributable to the Company	$1,059	$37,954	$104,423	$113,711

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
 (Unaudited)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2015	$37,559	$25	$1,703	$1,958,198	$13,411	$(566,785)	$1,406,552	$143,376	$1,549,928
Net income	3,865	—	—	—	—	125,628	125,628	16,475	142,103
Other comprehensive loss	(366)	—	—	—	(11,917)	—	(11,917)	(2,648)	(14,565)
Purchase of noncontrolling interest in Operating Partnership	—	—	—	—	—	—	—	(286)	(286)
Dividends declared - common stock	—	—	—	—	—	(135,542)	(135,542)	—	(135,542)
Dividends declared - preferred stock	—	—	—	—	—	(33,669)	(33,669)	—	(33,669)
Issuances of 275,359 shares of common stock and restricted common stock	—	—	3	636	—	—	639	—	639
Cancellation of 41,898 shares of restricted common stock	—	—	(1)	(740)	—	—	(741)	—	(741)
Performance stock units	—	—	—	468	—	—	468	—	468
Amortization of deferred compensation	—	—	—	3,384	—	—	3,384	—	3,384
Adjustment for noncontrolling interests	2,258	—	—	(1,338)	—	—	(1,338)	(918)	(2,256)
Adjustment to record redeemable noncontrolling interests at redemption value	(9,515)	—	—	8,339	—	—	8,339	1,177	9,516
Contributions from noncontrolling interests	—	—	—	—	—	—	—	607	607
Distributions to noncontrolling interests	(5,486)	—	—	—	—	—	—	(28,856)	(28,856)
Balance, September 30, 2015	$28,315	$25	$1,705	$1,968,947	$1,494	$(610,368)	$1,361,803	$128,927	$1,490,730

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)
(Continued)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2016	$25,330	$25	$1,705	$1,970,333	$1,935	$(689,028)	$1,284,970	$114,629	$1,399,599
Net income (loss)	(2,119)	—	—	—	—	104,052	104,052	13,726	117,778
Other comprehensive income	3	—	—	—	371	—	371	60	431
Purchase of noncontrolling interests in Operating Partnership	—	—	—	—	—	—	—	(11,754)	(11,754)
Dividends declared - common stock	—	—	—	—	—	(135,780)	(135,780)	—	(135,780)
Dividends declared - preferred stock	—	—	—	—	—	(33,669)	(33,669)	—	(33,669)
Issuances of 331,324 shares of common stock and restricted common stock	—	—	3	429	—	—	432	—	432
Cancellation of 31,293 shares of restricted common stock	—	—	—	(226)	—	—	(226)	—	(226)
Performance stock units	—	—	—	775	—	—	775	—	775
Amortization of deferred compensation	—	—	—	2,857	—	—	2,857	—	2,857
Adjustment for noncontrolling interests	1,686	—	—	(11,647)	(2,306)	—	(13,953)	12,267	(1,686)
Adjustment to record redeemable noncontrolling interests at redemption value	3,617	—	—	(3,514)	—	—	(3,514)	(103)	(3,617)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	11,240	11,240
Distributions to noncontrolling interests	(5,775)	—	—	—	—	—	—	(29,712)	(29,712)
Balance, September 30, 2016	$22,742	$25	$1,708	$1,959,007	$—	$(754,425)	$1,206,315	$110,353	$1,316,668

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$115,659	$145,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	220,505	221,550
Net amortization of deferred financing costs and debt premiums	2,019	3,745
Net amortization of intangible lease assets and liabilities	(204)	(613)
Gain on sales of real estate assets	(14,503)	(18,167)
Gain on investment	—	(16,560)
Write-off of development projects	44	2,183
Share-based compensation expense	4,011	4,323
Loss on impairment	116,736	3,665
Gain on extinguishment of debt	—	(256)
Equity in earnings of unconsolidated affiliates	(107,217)	(12,212)
Distributions of earnings from unconsolidated affiliates	12,337	15,697
Provision for doubtful accounts	3,377	1,663
Change in deferred tax accounts	(1,780)	(59)
Changes in:
Tenant and other receivables	(7,759)	(6,777)
Other assets	(10,028)	(5,592)
Accounts payable and accrued liabilities	6,428	21,324
Net cash provided by operating activities	339,625	359,882

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(165,091)	(160,760)
Acquisition of real estate assets	—	(191,988)
(Additions) reductions to restricted cash	(10,020)	2,132
Proceeds from sales of real estate assets	125,606	33,355
Additions to mortgage and other notes receivable	(3,259)	—
Payments received on mortgage and other notes receivable	790	1,464
Net proceeds from sales of available-for-sale securities	—	20,755
Additional investments in and advances to unconsolidated affiliates	(21,805)	(13,314)
Distributions in excess of equity in earnings of unconsolidated affiliates	74,242	16,979
Changes in other assets	(4,786)	(8,227)
Net cash used in investing activities	(4,323)	(299,604)

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$614,671	$919,728
Principal payments on mortgage and other indebtedness	(755,579)	(782,195)
Additions to deferred financing costs	(1,169)	(287)
Proceeds from issuances of common stock	131	149
Purchase of noncontrolling interests in the Operating Partnership	(11,754)	(286)
Contributions from noncontrolling interests	11,085	607
Distributions to noncontrolling interests	(35,742)	(34,345)
Dividends paid to holders of preferred stock	(33,669)	(33,669)
Dividends paid to common shareholders	(135,700)	(135,481)
Net cash used in financing activities	(347,726)	(65,779)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,424)	(5,501)
CASH AND CASH EQUIVALENTS, beginning of period	36,892	37,938
CASH AND CASH EQUIVALENTS, end of period	$24,468	$32,437

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$150,512	$162,390

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Balance Sheets
(In thousands, except unit data)
(Unaudited)

ASSETS (1)	September 30, 2016	December 31, 2015
Real estate assets:
Land	$839,114	$876,668
Buildings and improvements	6,906,736	7,287,862
	7,745,850	8,164,530
Accumulated depreciation	(2,370,768)	(2,382,568)
	5,375,082	5,781,962
Held for sale	32,250	—
Developments in progress	141,099	75,991
Net investment in real estate assets	5,548,431	5,857,953
Cash and cash equivalents	24,462	36,887
Receivables:
Tenant, net of allowance for doubtful accounts of $1,993 and $1,923 in 2016 and 2015, respectively	95,518	87,286
Other, net of allowance for doubtful accounts of $1,332 and $1,276 in 2016 and 2015, respectively	14,060	17,958
Mortgage and other notes receivable	13,581	18,238
Investments in unconsolidated affiliates	288,326	276,946
Intangible lease assets and other assets	190,303	185,162
	$6,174,681	$6,480,430

LIABILITIES, REDEEMABLE INTERESTS AND CAPITAL
Mortgage and other indebtedness, net	$4,531,269	$4,710,628
Accounts payable and accrued liabilities	303,671	344,434
Total liabilities (1)	4,834,940	5,055,062
Commitments and contingencies (Note 6 and Note 12)
Redeemable interests:
Redeemable noncontrolling interests	3,206	5,586
Redeemable common units	19,536	19,744
Total redeemable interests	22,742	25,330
Partners' capital:
Preferred units	565,212	565,212
Common units:
General partner	7,526	8,435
Limited partners	731,301	822,383
Accumulated other comprehensive loss	—	(868)
Total partners' capital	1,304,039	1,395,162
Noncontrolling interests	12,960	4,876
Total capital	1,316,999	1,400,038
	$6,174,681	$6,480,430

(1)
As of September 30, 2016, includes $618,034 of assets related to consolidated variable interest entities that can only be used to settle obligations of the consolidated variable interest entities and $484,231 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Operating Partnership. See Note 5.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership Condensed Consolidated Statements of Operations (In thousands, except per unit data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES:
Minimum rents	$164,444	$170,422	$502,289	$505,931
Percentage rents	3,225	3,869	10,590	10,418
Other rents	3,866	4,156	13,747	13,748
Tenant reimbursements	69,489	72,461	212,951	214,818
Management, development and leasing fees	4,177	2,754	10,825	8,195
Other	6,520	8,974	19,362	24,278
Total revenues	251,721	262,636	769,764	777,388

OPERATING EXPENSES:
Property operating	35,116	35,859	104,804	107,629
Depreciation and amortization	71,794	74,045	220,505	221,550
Real estate taxes	22,492	23,579	68,354	68,913
Maintenance and repairs	13,236	12,480	39,574	39,103
General and administrative	13,222	12,995	46,865	46,440
Loss on impairment	53,558	884	116,736	3,665
Other	5,576	8,787	20,313	21,191
Total operating expenses	214,994	168,629	617,151	508,491
Income from operations	36,727	94,007	152,613	268,897
Interest and other income	451	579	1,062	6,242
Interest expense	(54,292)	(56,451)	(162,710)	(174,362)
Gain on extinguishment of debt	(6)	—	—	256
Gain on investment	—	—	—	16,560
Income tax benefit (provision)	2,386	(448)	2,974	(2,004)
Equity in earnings of unconsolidated affiliates	10,478	3,508	107,217	12,212
Income (loss) from continuing operations before gain on sales of real estate assets	(4,256)	41,195	101,156	127,801
Gain on sales of real estate assets	4,926	3,237	14,503	18,167
Net income	670	44,432	115,659	145,968
Net (income) loss attributable to noncontrolling interests	(983)	(2,198)	449	(4,557)
Net income (loss) attributable to the Operating Partnership	(313)	42,234	116,108	141,411
Distributions to preferred unitholders	(11,223)	(11,223)	(33,669)	(33,669)
Net income (loss) attributable to common unitholders	$(11,536)	$31,011	$82,439	$107,742

Basic per unit data attributable to common unitholders:
Net income (loss) attributable to common unitholders	$(0.06)	$0.16	$0.41	$0.54
Weighted-average common units outstanding	200,004	199,751	199,992	199,728

Basic and diluted per unit data attributable to common unitholders:
Net income (loss) attributable to common unitholders	$(0.06)	$0.16	$0.41	$0.54
Weighted-average common and potential dilutive common units outstanding	200,004	199,751	199,992	199,758

Distributions declared per common unit	$0.273	$0.273	$0.819	$0.819

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$670	$44,432	$115,659	$145,968

Other comprehensive income (loss):
Unrealized holding gain on available-for-sale securities	—	—	—	242
Reclassification to net income of realized gain on available-for-sale securities	—	—	—	(16,560)
Unrealized gain on hedging instruments	—	975	877	3,074
Reclassification of hedging effect on earnings	—	(518)	(443)	(1,687)
Total other comprehensive income (loss)	—	457	434	(14,931)

Comprehensive income	670	44,889	116,093	131,037
Comprehensive (income) loss attributable to noncontrolling interests	(983)	(2,198)	449	(4,557)
Comprehensive income (loss) of the Operating Partnership	$(313)	$42,691	$116,542	$126,480

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

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Capital
(In thousands)
(Unaudited)
(Continued)

	Redeemable Interests			Number of			Common Units
	Redeemable Noncontrolling Interests	Redeemable Common Units	Total Redeemable Interests	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners' Capital	Noncontrolling Interests	Total Capital
Balance, January 1, 2016	$5,586	$19,744	$25,330	25,050	199,748	$565,212	$8,435	$822,383	$(868)	$1,395,162	$4,876	$1,400,038
Net income (loss)	(2,763)	644	(2,119)	—	—	33,669	839	80,956	—	115,464	2,314	117,778
Other comprehensive income	—	3	3	—	—	—	—		431	431	—	431
Distributions declared - common units	—	(3,429)	(3,429)	—	—	—	(1,600)	(158,422)	—	(160,022)	—	(160,022)
Distributions declared - preferred units	—	—	—	—	—	(33,669)	—		—	(33,669)	—	(33,669)
Issuances of common units	—	—	—	—	331	—	—	432	—	432	—	432
Redemptions of common units	—	—	—	—	(965)	—	—	(11,754)	—	(11,754)	—	(11,754)
Cancellation of restricted common stock	—	—	—	—	(31)	—	—	(226)	—	(226)	—	(226)
Performance stock units	—	—	—	—	—	—	8	767	—	775	—	775
Amortization of deferred compensation	—	—	—	—	—	—	29	2,828	—	2,857	—	2,857
Allocation of partners' capital	—	1,686	1,686	—	—	—	(148)	(2,083)	437	(1,794)	—	(1,794)
Adjustment to record redeemable interests at redemption value	2,729	888	3,617	—	—	—	(37)	(3,580)	—	(3,617)	—	(3,617)
Contributions from noncontrolling interests	—	—	—	—	—	—	—		—	—	11,240	11,240
Distributions to noncontrolling interests	(2,346)	—	(2,346)	—	—	—	—		—	—	(5,470)	(5,470)
Balance, September 30, 2016	$3,206	$19,536	$22,742	25,050	199,083	$565,212	$7,526	$731,301	$—	$1,304,039	$12,960	$1,316,999

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$115,659	$145,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	220,505	221,550
Net amortization of deferred financing costs and debt premiums	2,019	3,745
Net amortization of intangible lease assets and liabilities	(204)	(613)
Gain on sales of real estate assets	(14,503)	(18,167)
Gain on investment	—	(16,560)
Write-off of development projects	44	2,183
Share-based compensation expense	4,011	4,323
Loss on impairment	116,736	3,665
Gain on extinguishment of debt	—	(256)
Equity in earnings of unconsolidated affiliates	(107,217)	(12,212)
Distributions of earnings from unconsolidated affiliates	12,366	15,697
Provision for doubtful accounts	3,377	1,663
Change in deferred tax accounts	(1,780)	(59)
Changes in:
Tenant and other receivables	(7,710)	(6,777)
Other assets	(10,028)	(5,592)
Accounts payable and accrued liabilities	6,349	21,319
Net cash provided by operating activities	339,624	359,877

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(165,091)	(160,760)
Acquisition of real estate assets	—	(191,988)
(Additions) reductions to restricted cash	(10,020)	2,132
Proceeds from sales of real estate assets	125,606	33,355
Additions to mortgage and other notes receivable	(3,259)	—
Payments received on mortgage and other notes receivable	790	1,464
Net proceeds from sales of available-for-sale securities	—	20,755
Additional investments in and advances to unconsolidated affiliates	(21,805)	(13,314)
Distributions in excess of equity in earnings of unconsolidated affiliates	74,242	16,979
Changes in other assets	(4,786)	(8,227)
Net cash used in investing activities	(4,323)	(299,604)

CBL & Associates Limited Partnership Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$614,671	$919,728
Principal payments on mortgage and other indebtedness	(755,579)	(782,195)
Additions to deferred financing costs	(1,169)	(287)
Proceeds from issuances of common units	131	149
Redemption of common units	(11,754)	(286)
Contributions from noncontrolling interests	11,085	607
Distributions to noncontrolling interests	(11,246)	(11,901)
Distributions to preferred unitholders	(33,669)	(33,669)
Distributions to common unitholders	(160,196)	(157,925)
Net cash used in financing activities	(347,726)	(65,779)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,425)	(5,506)
CASH AND CASH EQUIVALENTS, beginning of period	36,887	37,926
CASH AND CASH EQUIVALENTS, end of period	$24,462	$32,420

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$150,512	$162,390

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
CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the “Operating Partnership”), which is a variable interest entity ("VIE"). In accordance with the guidance in ASC 810, Consolidations, the Company is exempt from providing further disclosures related to the Operating Partnership's VIE classification. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a VIE.  As of September 30, 2016, the Operating Partnership owned interests in the following properties:

	Malls (1)		Associated Centers	Community Centers	Office Buildings		Total
Consolidated properties	68	(2)	20	5	7	(3)	100
Unconsolidated properties (4)	9		4	5	5	(5)	23
Total	77		24	10	12		123

(1)	Category consists of regional malls, open-air centers and outlet centers (including one mixed-use center).

(2)	Includes three malls that are classified as held for sale as at September 30, 2016. See Note 4 for more information.

(3)	Includes CBL's two corporate office buildings.

(4)	The Operating Partnership accounts for these investments using the equity method because one or more of the other partners have substantive participating rights.

(5)	Includes four office buildings that are classified as held for sale at September 30, 2016. See Note 5 for further details.

At September 30, 2016, the Operating Partnership had interests in the following properties under development:

	Consolidated Properties		Unconsolidated Properties
	Malls	Community Centers	Malls	Community Centers
Development	1	—	—	—
Expansions	2	1	1	1
Redevelopments	5	—	—	—
The Operating Partnership also holds options to acquire certain development properties owned by third parties.
CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At September 30, 2016, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 84.8% limited partner interest for a combined interest held by CBL of 85.8%.
As used herein, the term "Company" includes CBL & Associates Properties, Inc. and its subsidiaries, including CBL & Associates Limited Partnership and its subsidiaries, unless the context indicates otherwise. The term "Operating Partnership" refers to CBL & Associates Limited Partnership and its subsidiaries.
The noncontrolling interest in the Operating Partnership is held by CBL & Associates, Inc., its shareholders and affiliates and certain senior officers of the Company (collectively "CBL's Predecessor"), all of which contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993, and by various third parties. At September 30, 2016, CBL’s Predecessor owned a 9.1% limited partner interest and third parties owned a 5.1% limited partner interest in the Operating Partnership.  CBL's Predecessor also owned 3.7 million shares of CBL’s common stock at September 30, 2016, for a total combined effective interest of 11.0% in the Operating Partnership.

The Operating Partnership conducts the Company’s property management and development activities through its wholly owned subsidiary, CBL & Associates Management, Inc. (the “Management Company”), to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).
The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. All intercompany transactions have been eliminated. The results for the interim period ended September 30, 2016 are not necessarily indicative of the results to be obtained for the full fiscal year.
These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2015.
Note 2 – Recent Accounting Pronouncements
Accounting Guidance Adopted
In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"). The guidance modified the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminated the presumption that a general partner should consolidate a limited partnership and affected the evaluation of fee arrangements and related party relationships in the primary beneficiary determination. For public companies, ASU 2015-02 was effective for annual periods beginning after December 15, 2015 and interim periods within those years using either a retrospective or a modified retrospective approach. The adoption of ASU 2015-02 resulted in the identification of several VIEs as discussed in Note 5 but did not alter any of the Company's consolidation conclusions. The adoption of the guidance did not have an impact on the Company's consolidated financial statements other than the additional disclosures.
Accounting Guidance Not Yet Effective
In May 2014, the FASB and the International Accounting Standards Board jointly issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The objective of this converged standard is to enable financial statement users to better understand and analyze revenue by replacing current transaction and industry-specific guidance with a more principles-based approach to revenue recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that the entity expects to be entitled to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other guidance such as lease and insurance contracts. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, ("ASU 2015-14") which allows an additional one year deferral of ASU 2014-09. As a result, ASU 2014-09 is effective for annual periods beginning after December 15, 2017 and interim periods within those years using one of two retrospective application methods. Early adoption would be permitted only for annual reporting periods beginning after December 15, 2016 and interim periods within those years. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08"). The guidance in ASU 2016-08 clarifies the implementation of ASU 2014-09 on principal versus agent consideration and has the same effective date as ASU 2014-09, as deferred by ASU 2015-14. During the quarter ended June 30, 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing, ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, and ASU 2016-12, Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients. These amendments are intended to improve and clarify the implementation guidance of ASU 2014-09 and have the same effective date as ASU 2014-09, as deferred by ASU 2015-14. The Company is evaluating the impact that these updates may have on its consolidated financial statements and related disclosures and expects to adopt the guidance as of January 1, 2018.
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). The objective of ASU 2016-02 is to increase transparency and comparability by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, lessees will be required to recognize a right-of-use asset and corresponding lease liability on the balance sheet for all leases with terms greater than 12 months. The guidance applied by a lessor under ASU 2016-02 is substantially similar to existing GAAP. For public companies, ASU 2016-02 is effective for annual periods beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. Lessees and lessors are required to use a modified retrospective transition method for all leases existing at, or entered into after, the date of initial application. Accordingly, they would apply the new accounting model for the earliest year presented in the financial statements. A number of practical expedients may also be elected. The Company is evaluating the impact that this update may have on its consolidated financial statements and related disclosures. It is considering the practicality of adopting ASU 2016-02 concurrently with the adoption of ASU 2014-09 as the standards overlap and concurrent adoption would align them if ASU 2016-02 was adopted as of January 1, 2018. If early adoption is not practicable, the Company would adopt ASU 2016-02 as of January 1, 2019.
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
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). The objective of ASU 2016-15 is to reduce diversity in practice in the classification of certain items in the statement of cash flows, including the classification of distributions received from equity method investees. For public companies, ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. Early adoption is permitted. The guidance is to be applied on a retrospective basis. The Company expects to adopt ASU 2016-15 as of January 1, 2018 and does not expect the guidance to have a material impact on its consolidated financial statements.
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
The Company uses interest rate swaps to mitigate the effect of interest rate movements on its variable-rate debt.  The Company had four interest rate swaps as December 31, 2015, that qualified as hedging instruments and were designated as cash flow hedges.  The interest rate swaps were reflected in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.  The swaps met the effectiveness test criteria since inception and changes in their fair values were, thus, reported in other comprehensive income (loss) ("OCI/L") and reclassified into earnings in the same period or periods during which the hedged items affected earnings.  The fair values of the Company’s interest rate hedges, classified under Level 2, were determined based on prevailing market data for contracts with matching durations, current and anticipated LIBOR information, consideration of the Company’s credit standing, credit risk of the counterparties and reasonable estimates about relevant future market conditions.  See Note 6 for further information regarding the Company’s interest rate hedging instruments.
The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments.  Based on the interest rates for similar financial instruments, the carrying value of mortgage and other notes receivable is a reasonable estimate of fair value.  The estimated fair value of mortgage and other indebtedness was $4,799,363 and $4,945,622 at September 30, 2016 and December 31, 2015, respectively.  The fair value was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently. The carrying amount of mortgage and other indebtedness was $4,531,269 and $4,710,628 at September 30, 2016 and December 31, 2015, respectively.
Fair Value Measurements on a Nonrecurring Basis
The Company measures the fair value of certain long-lived assets on a nonrecurring basis, through quarterly impairment testing or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company considers both quantitative and qualitative factors in its impairment analysis of long-lived assets. Significant quantitative factors include historical and forecasted information for each property such as net operating income ("NOI"), occupancy statistics and sales levels. Significant qualitative factors used include market conditions, age and condition of the property and tenant mix. Due to the significant unobservable estimates and assumptions used in the valuation of long-lived assets that experience impairment, the Company classifies such long-lived assets under Level 3 in the fair value hierarchy. Level 3 inputs primarily consist of sales and market data, independent valuations and discounted cash flow models as noted below.
The following table sets forth information regarding the Company's assets that are measured at fair value on a nonrecurring basis and related impairment charges:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Long-lived assets	$85,818	$—	$—	$85,818	$116,736

Long-lived Assets Measured at Fair Value in 2016
During the nine months ended September 30, 2016, the Company recognized impairments of real estate of $116,736 when it wrote down nine malls, an associated center, a community center, three office buildings and three outparcels to their estimated fair values. The properties are classified for segment reporting purposes as listed below (see section below for information on outparcels). See Note 9 for segment information.

Impairment Date	Property	Location	Segment Classification	Loss on Impairment	Fair Value (1)
September	Randolph Mall, Regency Mall & Walnut Square (2)	Asheboro, NC; Racine, WI & Dalton, GA	Malls	$43,294	$31,318
September	One Oyster Point & Two Oyster Point (3)	Newport News, VA	All Other	3,844	6,000
September	Oak Branch Business Center (4)	Greensboro, NC	All Other	122	—
September	Cobblestone Village at Palm Coast (5)	Palm Coast, FL	Community Centers	6,298	8,300
June	The Lakes Mall & Fashion Square (6)	Muskegon, MI & Saginaw, MI	Malls	32,096	—
June	Wausau Center (7)	Wausau, WI	Malls	10,738	11,000
March	Bonita Lakes Mall & Crossing (8)	Meridian, MS	Malls/Associated Centers	5,323	—
March	Midland Mall (9)	Midland, MI	Malls	4,681	29,200
March	River Ridge Mall (10)	Lynchburg, VA	Malls	9,510	—
				$115,906	$85,818

(1)	The long-lived asset is measured at fair value and included in Net Investment in Real Estate Assets in the Company's condensed consolidated balance sheet at September 30, 2016.

(2)
The Company wrote down the book values of the three malls to their estimated fair value based upon a sales price of $32,250 in a signed contract with a third party buyer, adjusted to reflect disposition costs. These malls are classified as held for sale as of September 30, 2016. The revenues of the malls accounted for approximately 1.5% of total consolidated revenues for the trailing twelve months ended September 30, 2016.

(3)
In accordance with the Company's quarterly impairment review process, the Company recorded impairment to write down the depreciated book value of two office buildings to their estimated fair value as of September 30, 2016 as a result of a change in the expected holding period for the buildings to a range of 1-2 years. Other factors used in the discounted cash flow analysis at September 30, 2016 included a capitalization rate of 8.0%, a discount rate of 10.0% and estimated selling costs of 2.0%. The revenues of the office buildings accounted for approximately 0.1% of total consolidated revenues for the trailing twelve months ended September 30, 2016.

(4)	The office building was sold in September 2016. A loss on impairment was recorded to adjust the book value to its net sales price. See Note 4 for more information.

(5)
In accordance with the Company's quarterly impairment review process, the Company recorded impairment to write down the depreciated book value of a community center to its estimated fair value as of September 30, 2016 as a result of a change in the expected holding period for the asset to a range of 1-2 years. Other factors used in the discounted cash flow analysis at September 30, 2016 included a capitalization rate of 9.0%, a discount rate of 10.75% and estimated selling costs of 2.0%. The revenue of the community center accounted for approximately 0.1% of total consolidated revenues for the trailing twelve months ended September 30, 2016.

(6)
The Company adjusted the book value of the malls to their estimated fair value of $65,447 based upon the sales price of $66,500 in the signed contract with a third party buyer, adjusted to reflect disposition costs. The revenues of The Lakes Mall and Fashion Square accounted for approximately 1.6% of total consolidated revenues for the trailing twelve months ended June 30, 2016. These properties were sold in July 2016. See Note 4 for additional information.

(7)
In accordance with the Company's quarterly impairment review process, the Company recorded impairment to write down the depreciated book value of the mall to its estimated fair value as of June 30, 2016. After evaluating redevelopment options, the Company determined that an appropriate risk-adjusted return was not achievable and reduced its holding period. The mall is encumbered by a non-recourse loan with a balance of $17,689 as of September 30, 2016 and has experienced declining sales and the loss of two anchor stores. The revenues of Wausau Center accounted for approximately 0.3% of total consolidated revenues for the trailing twelve months ended September 30, 2016. The Company notified the lender that it would not make its scheduled July 1, 2016 debt payment and the mall is in foreclosure. See Note 6. With the assistance of a third-party appraiser, management determined the fair value of Wausau Center using a discounted cash flow methodology as of June 30, 2016. The discounted cash flow used assumptions including a 10-year holding period with a sale at the end of the holding period, a capitalization rate of 13.25% and a discount rate of 13.0%. As these assumptions are subject to economic and market uncertainties, they are difficult to predict and are subject to future events that may alter the assumptions used or management's estimates of future possible outcomes.

(8)
The Company adjusted the book value of Bonita Lakes Mall and Bonita Lakes Crossing ("Bonita Lakes") to its estimated fair value of $27,440, which represented the contractual sales price of $27,910 with a third party buyer, adjusted to reflect disposition costs. The revenues of Bonita Lakes accounted for approximately 0.7% of total consolidated revenues for the trailing twelve months ended March 31, 2016. See Note 4 for further information on the sale that closed in the second quarter of 2016.

(9)
The Company wrote down the mall to its estimated fair value as of March 31, 2016. The fair value analysis used a discounted cash flow methodology with assumptions including a 10-year holding period with a sale at the end of the holding period, a capitalization rate of 9.75% and a discount rate of 11.5%. As these assumptions are subject to economic and market uncertainties, they are difficult to predict and are subject to future events that may alter the assumptions used or management's estimates of future possible outcomes. The Company recognized an impairment upon the change in its plans to hold the investment. The Company notified the lender that it would not pay off the loan that was scheduled to mature in August 2016 and the mall went into receivership in September 2016. See Note 6. The revenues of Midland Mall accounted for approximately 0.6% of total consolidated revenues for the trailing twelve months ended September 30, 2016.

(10)
The Company sold a 75% interest in its wholly owned investment in River Ridge Mall to a newly formed joint venture in March 2016 and recognized impairment when it adjusted the book value to its net sales price. The impairment loss includes a $2,100 reserve for a roof and electrical work that the Company must fund in the future. The revenues of River Ridge Mall accounted for approximately 0.6% of total consolidated revenues for the trailing twelve months ended March 31, 2016. The Company's investment in River Ridge is included in Investment in Unconsolidated Affiliates on the Company's condensed consolidated balance sheets at September 30, 2016. See Note 5 for further information.

Other Impairment Loss in 2016
During the nine months ended September 30, 2016, the Company recorded impairments of $830 related to the sales of three outparcels. These outparcels are classified for segment reporting purposes in the All Other category. See Note 9 for segment information.
Note 4 – Acquisitions, Dispositions and Held for Sale
Acquisitions
The Company did not acquire any consolidated shopping center properties during the nine months ended September 30, 2016.
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
Dispositions and Held for Sale
The Company evaluates its disposals utilizing the guidance in ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Based on its analysis, the Company determined that the dispositions described below do not meet the criteria for classification as discontinued operations and are not considered to be significant disposals based on its quantitative and qualitative evaluation. Thus, the results of operations of the shopping center properties described below, as well as any related gain or impairment loss, are included in net income (loss) for all periods presented, as applicable.
2016 Dispositions
Net proceeds realized from the 2016 dispositions were used to reduce the outstanding balances on the Company's credit facilities. The following is a summary of the Company's 2016 dispositions:

				Sales Price
Sales Date	Property	Property Type	Location	Gross	Net	Gain
September	Oak Branch Business Center (1)	Office Building	Greensboro, NC	$2,400	$2,148	$—
July	The Lakes Mall / Fashion Square (2)	Mall	Muskegon, MI Saginaw, MI	66,500	65,514	273
May	Bonita Lakes Mall and Crossing (3)	Mall & Associated Center	Meridian, MS	27,910	27,614	216
April	The Crossings at Marshalls Creek	Community Center	Middle Smithfield, PA	23,650	21,791	3,239
March	River Ridge Mall (4)	Mall	Lynchburg, VA	33,500	32,905	—
				$153,960	$149,972	$3,728

(1)	The Company recognized a loss on impairment of $122 to adjust the book value of the property to its net sales price. See Note 3.

(2)
The Company recognized a loss on impairment of $32,096 in the second quarter of 2016 when it adjusted the book value of the properties to their contractual sales price, adjusted to reflect disposition costs. See Note 3 for more information. A non-recourse loan secured by Fashion Square with a balance of $38,237 was assumed by the buyer in conjunction with the sale. See Note 6.

(3)
The Company recognized a loss on impairment of $5,323 in the first quarter of 2016 when it adjusted the book value of the properties to their contractual sales price, adjusted to reflect disposition costs. See Note 3 for more information.

(4)
In March 2016, the Company sold a 75% interest in River Ridge Mall, located in Lynchburg, VA. In the first quarter of 2016, the Company recorded a loss on impairment of $9,510 to adjust the book value of the property to its net sales price. See Note 3 for more information. The Company retained a 25% ownership interest in the property, which is included in Investments in Unconsolidated Affiliates as of September 30, 2016 on the Company's condensed consolidated balance sheet. See Note 5 for more information on this new joint venture.

The Company also realized a gain of $8,113 primarily related to the sale of eight outparcels, $2,184 related to a parking deck project and $478 in contingent consideration earned in 2016 related to the sale of EastGate Crossing noted below.
2016 Held for Sale
Regency Mall, Randolph Mall and Walnut Square are classified as held for sale and the $32,250 on the Company's condensed consolidated balance sheet represents the net investment in real estate assets at September 30, 2016, which approximates 0.5% of the Company's total assets as of September 30, 2016. See Note 3 for more information.
2015 Dispositions
Net proceeds from the 2015 dispositions were used to reduce the outstanding balances on the Company's credit facilities. The following is a summary of the Company's 2015 dispositions:

				Sales Price
Sales Date	Property	Property Type	Location	Gross	Net	Gain
December	Mayfaire Community Center (1)	Community Center (2)	Wilmington, NC	$56,300	$55,955	$—
December	Chapel Hill Crossing (3)	Associated Center	Akron, OH	2,300	2,178	—
November	Waynesville Commons	Community Center	Waynesville, NC	14,500	14,289	5,071
July	Madison Plaza	Associated Center	Huntsville, AL	5,700	5,472	2,769
June	EastGate Crossing (4)	Associated Center	Cincinnati, OH	21,060	20,688	13,491
April	Madison Square (5)	Mall	Huntsville, AL	5,000	4,955	—
				$104,860	$103,537	$21,331

(1)	The Company recognized a loss on impairment of $397 in the fourth quarter of 2015 when it adjusted the book value of Mayfaire Community Center to its net sales price.

(2)	This property was combined with Mayfaire Towne Center in the Malls category for segment reporting purposes.

(3)	The Company recognized a loss on impairment of $1,914 in the fourth quarter of 2015 when it adjusted the book value of Chapel Hill Crossing to its net sales price.

(4)
In the fourth quarter of 2015, the Company earned $625 of contingent consideration related to the sale of EastGate Crossing and received $574 of net proceeds for the lease of a tenant space. In the second quarter of 2016, the Company earned $508 of contingent consideration for the lease of an additional specified tenant space and received $478 of net proceeds. Additionally, the buyer assumed the mortgage loan on the property, which had a balance of $14,570 at the time of the sale.

(5)	The Company recognized a loss on impairment of $2,620 in the second quarter of 2015 when it adjusted the book value of Madison Square to its net sales price.

Note 5 – Unconsolidated Affiliates, Redeemable Interests, Noncontrolling Interests and Cost Method Investments
Unconsolidated Affiliates
At September 30, 2016, the Company had investments in the following 17 entities, which are accounted for using the equity method of accounting:

Joint Venture	Property Name	Company's Interest
Ambassador Infrastructure, LLC	Ambassador Town Center - Infrastructure Improvements	65.0%
Ambassador Town Center JV, LLC	Ambassador Town Center	65.0%
CBL/T-C, LLC	CoolSprings Galleria, Oak Park Mall and West County Center	50.0%
CBL-TRS Joint Venture, LLC	Friendly Center, The Shops at Friendly Center and a portfolio of four office buildings (1)	50.0%
El Paso Outlet Outparcels, LLC	The Outlet Shoppes at El Paso (vacant land)	50.0%
Fremaux Town Center JV, LLC	Fremaux Town Center Phases I and II	65.0%
G&I VIII CBL Triangle LLC	Triangle Town Center, Triangle Town Commons and Triangle Town Place	10.0%
Governor’s Square IB	Governor’s Plaza	50.0%
Governor’s Square Company	Governor’s Square	47.5%
JG Gulf Coast Town Center LLC	Gulf Coast Town Center Phase III	50.0%
Kentucky Oaks Mall Company	Kentucky Oaks Mall	50.0%
Mall of South Carolina L.P.	Coastal Grand	50.0%
Mall of South Carolina Outparcel L.P.	Coastal Grand Crossing and vacant land	50.0%
Port Orange I, LLC	The Pavilion at Port Orange Phase I and one office building	50.0%
River Ridge Mall JV, LLC	River Ridge Mall	25.0%
West Melbourne I, LLC	Hammock Landing Phases I and II	50.0%
York Town Center, LP	York Town Center	50.0%
(1)The office buildings are classified as held for sale as of September 30, 2016.
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
Activity - Unconsolidated Affiliates
High Pointe Commons
In September 2016, High Pointe Commons, LP and High Pointe Commons II-HAP, LP, two 50/50 subsidiaries of the Company, and their joint venture partner closed on the sale of High Pointe Commons, a community center located in Harrisburg, PA, for a gross sales price of $33,800 and net proceeds of $14,962, of which $7,481 represents each partner's share. The existing mortgages secured by the property, which had an aggregate balance of $17,388 at the time of closing, were paid off in conjunction with the sale. See below for additional information on these loans. The unconsolidated affiliates recognized a gain on sale of real estate assets of $16,732, of which each partner's share was approximately $8,366.

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
G&I VIII CBL Triangle LLC
In February 2016, G&I VIII CBL Triangle LLC, a newly formed 10/90 joint venture between the Company and DRA Advisors, acquired Triangle Town Center, Triangle Town Commons and Triangle Town Place from an existing 50/50 joint venture, Triangle Town Member LLC, between the Company and The R.E. Jacobs Group for $174,000, including the assumption of the $171,092 loan, of which each selling partner's share was $85,546 as of the closing date. Concurrent with the formation of the new joint venture, the new entity closed on a modification and restructuring of the $171,092 loan, of which the Company's share is $17,109. See information on the new loan under Financings below. The Company also made an equity contribution of $3,060 to the joint venture at closing. The Company continues to lease and manage the properties. The joint venture is accounted for using the equity method of accounting.
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
River Ridge Mall JV, LLC
In the first quarter of 2016, the Company entered into a 25/75 joint venture, River Ridge Mall JV, LLC, ("River Ridge") with an unaffiliated partner. The Company contributed River Ridge Mall, located in Lynchburg, VA, to River Ridge and the partner contributed $33,500 of cash and an anchor parcel at River Ridge Mall that it already owned having a value of $7,000. The $33,500 of cash was distributed to the Company and, after closing costs, $32,819 was used to reduce outstanding balances on its lines of credit. Following the initial formation, all required future contributions will be funded on a pro rata basis. The joint venture is accounted for using the equity method of accounting.
The Company has accounted for the formation of River Ridge as the sale of a partial interest and recorded a loss on impairment of $9,510 in the first quarter of 2016, which includes a reserve of $2,100 for future capital expenditures. See Note 3 for more information. The Company continues to manage and lease the mall. The Company has the right to require its 75% partner to purchase its 25% interest in River Ridge if the Company ceases to manage the property at the partner's election.
CBL-TRS Joint Venture, LLC
The four office buildings in the joint venture are classified as held for sale and the $25,392 on the condensed combined financial statements of unconsolidated affiliates listed below represents the net investment in real estate assets as of September 30, 2016. The joint venture has signed a contract to sell the office buildings to a buyer and due diligence was complete as of September 30, 2016. The sale is expected to close in the fourth quarter of 2016.

Condensed Combined Financial Statements - Unconsolidated Affiliates
Condensed combined financial statement information of unconsolidated affiliates is as follows:

	As of
ASSETS	September 30, 2016	December 31, 2015
Investment in real estate assets	$2,137,092	$2,357,902
Accumulated depreciation	(550,103)	(677,448)
	1,586,989	1,680,454
Held for sale	25,392	—
Developments in progress	28,995	59,592
Net investment in real estate assets	1,641,376	1,740,046
Other assets	229,516	168,540
Total assets	$1,870,892	$1,908,586

LIABILITIES
Mortgage and other indebtedness	$1,278,160	$1,546,272
Other liabilities	60,687	51,357
Total liabilities	1,338,847	1,597,629

OWNERS' EQUITY
The Company	241,892	184,868
Other investors	290,153	126,089
Total owners' equity	532,045	310,957
Total liabilities and owners' equity	$1,870,892	$1,908,586

	Total for the Three Months Ended September 30,		Company's Share for the Three Months Ended September 30,
	2016	2015	2016	2015
Total revenues	$59,104	$62,098	$27,427	$32,660
Depreciation and amortization	(20,227)	(20,313)	(10,756)	(10,734)
Interest income	295	331	207	255
Interest expense	(14,281)	(18,616)	(6,109)	(9,601)
Operating expenses	(18,216)	(18,918)	(8,112)	(9,638)
Loss on extinguishment of debt	(393)	—	(197)	—
Income from continuing operations before gain on sales of real estate assets	6,282	4,582	2,460	2,942
Gain on sales of real estate assets	16,854	710	8,018	566
Net income	$23,136	$5,292	$10,478	$3,508

	Total for the Nine Months Ended September 30,		Company's Share for the Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenues	$186,162	$187,681	$87,527	$98,453
Depreciation and amortization	(63,085)	(59,435)	(29,090)	(31,354)
Interest income	963	998	719	767
Interest expense	(41,951)	(55,999)	(19,787)	(28,873)
Operating expenses	(56,621)	(55,692)	(25,295)	(28,511)
Gain (loss) on extinguishment of debt	62,901	—	(197)	—
Income from continuing operations before gain on sales of real estate assets	88,369	17,553	13,877	10,482
Gain on sales of real estate assets	158,190	2,144	93,340	1,730
Net income	$246,559	$19,697	$107,217	$12,212

Financings - Unconsolidated Affiliates
Loans Financed or Extended
The following table presents the loan activity of the Company's unconsolidated affiliates in 2016:

Date	Property	Stated Interest Rate		Maturity Date (1)		Amount Financed or Extended		Company's Share
June	Fremaux Town Center (2)	3.70%	(3)	June 2026		73,000		$47,450
June	Ambassador Town Center (4)	3.22%	(5)	June 2023		47,660		30,979
February	Port Orange (6)	LIBOR + 2.0%		February 2018	(7)	58,628		29,314
February	Hammock Landing - Phase I (6)	LIBOR + 2.0%		February 2018	(7)	43,347	(8)	21,674
February	Hammock Landing - Phase II (6)	LIBOR + 2.0%		February 2018	(7)	16,757		8,379
February	Triangle Town Center, Triangle Town Place, Triangle Town Commons (9)	4.00%	(10)	December 2018	(11)	171,092		17,109

(1)	Excludes any extension options.

(2)	Net proceeds from the non-recourse loan were used to retire the existing construction loans, secured by Phase I and Phase II of Fremaux Town Center, with an aggregate balance of $71,125.

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
Loan Repayments
The Company's unconsolidated affiliates repaid the following loans, secured by the related unconsolidated properties, in 2016:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid
September	Governor's Square Mall (1)	8.23%	September 2016	$14,089
September	High Pointe Commons - Phase I (2)	5.74%	May 2017	12,401
September	High Pointe Commons - PetCo (2)	3.20%	July 2017	19
September	High Pointe Commons - Phase II (2)	6.10%	July 2017	4,968
July	Kentucky Oaks Mall (3)	5.27%	January 2017	19,912

(1)	The Company's share of the loan was $6,692 based on its 47.5% pro rata share in the joint venture.

(2)
The loan secured by the property was paid off using proceeds from the sale of the property in September 2016. See above for more information. The Company's share of the loan was 50% based on its pro rata share in the joint venture.

(3)	The Company's share of the loan was $9,956 based on its 50% pro rata share in the joint venture.

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
Redeemable Interests of the Operating Partnership
Redeemable common units of $19,536 and $19,744 at September 30, 2016 and December 31, 2015, respectively, include a partnership interest in the Operating Partnership for which the partnership agreement includes redemption provisions that may require the Operating Partnership to redeem the partnership interest for real property.
Redeemable noncontrolling interests of $3,206 and $5,586 at September 30, 2016 and December 31, 2015, respectively, include the aggregate noncontrolling ownership interest in consolidated subsidiaries that is held by third parties and for which the related partnership agreements contain redemption provisions at the holder's election that allow for redemption through cash and/or properties.
Noncontrolling Interests of the Operating Partnership
Noncontrolling interests include the aggregate noncontrolling ownership interest in the Operating Partnership's consolidated subsidiaries that is held by third parties and for which the related partnership agreements either do not include redemption provisions or are subject to redemption provisions that do not require classification outside of permanent equity. Total noncontrolling interests were $12,960 and $4,876, as of September 30, 2016 and December 31, 2015, respectively.
Noncontrolling Interests of the Company
The noncontrolling interests of the Company include the third party interests discussed above as well as the aggregate noncontrolling partnership interest in the Operating Partnership that is not owned by the Company and for which each of the noncontrolling limited partners has the right to exchange all or a portion of its partnership interests for shares of the Company’s common stock or, at the Company’s election, their cash equivalent. As of September 30, 2016, the Company's total noncontrolling interests of $110,353 consisted of noncontrolling interests in the Operating Partnership and in other consolidated subsidiaries of $97,393 and $12,960, respectively. The Company's total noncontrolling interests at December 31, 2015 of $114,629 consisted of noncontrolling interests in the Operating Partnership and in other consolidated subsidiaries of $109,753 and $4,876, respectively.
In the third quarter of 2016, the Company elected to pay cash of $11,608 to a holder of 950,000 common units in the Operating Partnership upon the exercise of its conversion rights. In the second quarter of 2016, the Company elected to pay cash of $146 to three holders of 14,796 common units in the Operating Partnership upon the exercise of their conversion rights.
Cost Method Investment
The Company owns a 6.2% noncontrolling interest in subsidiaries of Jinsheng, an established mall operating and real estate development company located in Nanjing, China. The Company accounts for its noncontrolling interest in Jinsheng using the cost method because the Company does not exercise significant influence over Jinsheng and there is no readily determinable market value of Jinsheng’s shares since they are not publicly traded.  The carrying amount of this investment was $5,325 at September 30, 2016 and December 31, 2015. The noncontrolling interest is reflected as investment in unconsolidated affiliates in the accompanying condensed consolidated balance sheets.
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
The table below lists the Company's VIEs as of September 30, 2016 under ASU 2015-02:

Consolidated VIEs:
Atlanta Outlet Outparcels, LLC
Atlanta Outlet JV, LLC
CBL Terrace LP
El Paso Outlet Center Holding, LLC
El Paso Outlet Center II, LLC
Foothills Mall Associates
Gettysburg Outlet Center Holding, LLC
Gettysburg Outlet Center, LLC
High Point Development LP II
Jarnigan Road LP
Laredo Outlet JV, LLC (1)
Lebcon Associates
Lebcon I, Ltd
Lee Partners
Louisville Outlet Outparcels, LLC
Louisville Outlet Shoppes, LLC
Madison Grandview Forum, LLC
The Promenade at D'Iberville
Statesboro Crossing, LLC
Village at Orchard Hills, LLC
Woodstock GA Investments, LLC

Unconsolidated VIEs:
Ambassador Infrastructure, LLC
G&I VIII CBL Triangle LLC (2)

(1)
In May 2016, the Company formed a 65/35 joint venture, Laredo Outlet JV, LLC, to develop, own and operate The Outlet Shoppes at Laredo in Laredo, TX. The Company initially contributed $7,714, which consisted of a cash contribution of $2,434 and its interest in a note receivable of $5,280 (see Note 8), and the third party partner contributed $10,686, which included land and construction costs to date. The Company contributed 100% of the capital to fund the project until the pro rata 65% contribution of $19,846 was reached in the third quarter of 2016. All subsequent future contributions will be funded on a 65/35 pro rata basis The Company determined that the new consolidated affiliate represents an interest in a VIE based upon the criteria noted above.

(2)
Upon, the sale of the Company's 50% interest in Triangle Town Member LLC to G&I VIII CBL Triangle LLC in the first quarter of 2016, the Company determined that the new unconsolidated affiliate represents an interest in a VIE based upon the criteria noted above.

Note 6 – Mortgage and Other Indebtedness
Debt of the Company
CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that it has a direct or indirect ownership interest in, is the borrower on all of the Company's debt. CBL is a limited guarantor of the 5.25% and 4.60% senior unsecured notes, issued by the Operating Partnership in November 2013 and October 2014, respectively, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. The Company also provides a similar limited guarantee of the Operating Partnership's obligations with respect to its unsecured credit facilities and three unsecured term loans as of September 30, 2016.

Debt of the Operating Partnership
Mortgage and other indebtedness consisted of the following:

	September 30, 2016		December 31, 2015
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$2,505,055	5.66%	$2,736,538	5.68%
Senior unsecured notes due 2023 (3)	446,450	5.25%	446,151	5.25%
Senior unsecured notes due 2024 (4)	299,938	4.60%	299,933	4.60%
Other	—	—%	2,686	3.50%
Total fixed-rate debt	3,251,443	5.50%	3,485,308	5.53%
Variable-rate debt:
Non-recourse term loans on operating properties	19,155	2.96%	16,840	2.49%
Recourse term loans on operating properties	25,847	3.12%	25,635	2.97%
Construction loan	10,573	3.03%	—	—%
Unsecured lines of credit	438,956	1.72%	398,904	1.54%
Unsecured term loans	800,000	1.96%	800,000	1.82%
Total variable-rate debt	1,294,531	1.93%	1,241,379	1.76%
Total fixed-rate and variable-rate debt	4,545,974	4.49%	4,726,687	4.54%
Unamortized deferred financing costs	(14,705)		(16,059)
Total mortgage and other indebtedness	$4,531,269		$4,710,628

(1)	Weighted-average interest rate includes the effect of debt premiums and discounts, but excludes amortization of deferred financing costs.

(2)
The Operating Partnership had four interest rate swaps on notional amounts totaling $101,151 as of December 31, 2015 related to four variable-rate loans on consolidated operating properties to effectively fix the interest rate on the respective loans.  Therefore, these amounts were reflected in fixed-rate debt at December 31, 2015. The swaps matured April 1, 2016.

(3)	The balance is net of an unamortized discount of $3,550 and $3,849 as of September 30, 2016 and December 31, 2015, respectively.

(4)	The balance is net of an unamortized discount of $62 and $67 as of September 30, 2016 and December 31, 2015, respectively.
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
Each facility bears interest at LIBOR plus a spread of 0.875% to 1.55% based on the Company's credit ratings. As of September 30, 2016, the Company's interest rate based on its credit ratings of Baa3 from Moody's Investors Service ("Moody's") and BBB- from Standard & Poor's ("S&P") and Fitch Ratings ("Fitch") is LIBOR plus 120 basis points. Additionally, the Company pays an annual facility fee that ranges from 0.125% to 0.3% of the total capacity of each facility based on the Company's credit ratings. As of September 30, 2016, the annual facility fee was 0.25%. The three unsecured lines of credit had a weighted-average interest rate of 1.72% at September 30, 2016.
The following summarizes certain information about the Company's unsecured lines of credit as of September 30, 2016:

	Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date
Wells Fargo - Facility A	$500,000	$—	(1)	October 2019	October 2020	(2)
First Tennessee	100,000	38,200	(3)	October 2019	October 2020	(4)
Wells Fargo - Facility B	500,000	400,756	(5)	October 2020
	$1,100,000	$438,956

(1)	There was $350 outstanding on this facility as of September 30, 2016 for letters of credit. Up to $30,000 of the capacity on this facility can be used for letters of credit.

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

(5)	There was an additional $4,866 outstanding on this facility as of September 30, 2016 for letters of credit. Up to $30,000 of the capacity on this facility can be used for letters of credit.
Unsecured Term Loans
The Company has a $350,000 unsecured term loan, which bears interest at a variable rate of LIBOR plus 1.35% based on the Company's current credit ratings. The loan matures in October 2017 and has two one-year extension options, subject to continued compliance with the terms of the loan agreement, for an outside maturity date of October 2019. At September 30, 2016, the outstanding borrowings of $350,000 had an interest rate of 1.88%.
The Company has a $400,000 unsecured term loan, which bears interest at a variable rate of LIBOR plus 1.50% based on the Company's current credit ratings and has a maturity date of July 2018. At September 30, 2016, the outstanding borrowings of $400,000 had an interest rate of 2.02%.
The Company also has a $50,000 unsecured term loan that matures in February 2018. The term loan bears interest at a variable rate of LIBOR plus 1.55%. At September 30, 2016, the outstanding borrowings of $50,000 had a weighted-average interest rate of 2.07%.
Covenants and Restrictions
The agreements for the unsecured lines of credit, the Notes and unsecured term loans contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum unencumbered asset and interest ratios, maximum secured indebtedness ratios, maximum total indebtedness ratios and limitations on cash flow distributions.  The Company believes that it was in compliance with all financial covenants and restrictions at September 30, 2016.
Unsecured Lines of Credit and Unsecured Term Loans
The following presents the Company's compliance with key covenant ratios, as defined, of the credit facilities and term loans as of September 30, 2016:

Ratio	Required	Actual
Debt to total asset value	< 60%	49%
Unencumbered asset value to unsecured indebtedness	> 1.6x	2.4x
Unencumbered NOI to unsecured interest expense	> 1.75x	4.57x
EBITDA to fixed charges (debt service)	> 1.5x	2.5x

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
Senior Unsecured Notes
The following presents the Company's compliance with key covenant ratios, as defined, of the Notes as of September 30, 2016:

Ratio	Required	Actual
Total debt to total assets	< 60%	53%
Secured debt to total assets	< 45% (1)	30%
Total unencumbered assets to unsecured debt	> 150%	218%
Consolidated income available for debt service to annual debt service charge	> 1.5x	3.3x

(1)	On January 1, 2020 and thereafter, secured debt to total assets must be less than 40%.
The agreements for the Notes described above contain default provisions customary for transactions of this nature (with applicable customary grace periods). Additionally, any default in the payment of any recourse indebtedness greater than or equal to $50,000 of the Operating Partnership will constitute an event of default under the Notes.
Other
Several of the Company’s malls/open-air centers, associated centers and community centers, in addition to the corporate office building, are owned by special purpose entities, created as a requirement under certain loan agreements that are included in the Company’s condensed consolidated financial statements. The sole business purpose of the special purpose entities is to own and operate these properties. The real estate and other assets owned by these special purpose entities are restricted under the loan agreements in that they are not available to settle other debts of the Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.
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

Other
The non-recourse loans secured by Chesterfield Mall, Midland Mall and Wausau Center are in default and in receivership at September 30, 2016. The malls generate insufficient income levels to cover the debt service on the mortgages, which had an aggregate balance of $189,642 at September 30, 2016. The Company plans to return these malls to the respective lenders when foreclosure proceedings are complete, which is estimated to be by year-end or in early 2017.

Construction Loan
The following table presents the construction loan, secured by the related consolidated property, that was entered into in 2016:

Date	Property	Stated Interest Rate		Maturity Date		Amount Financed
May	The Outlet Shoppes at Laredo (1)	LIBOR + 2.5%	(2)	May 2019	(3)	$91,300

(1)
The consolidated 65/35 joint venture closed on a construction loan for the development of The Outlet Shoppes at Laredo, an outlet center located in Laredo, TX. The Operating Partnership has guaranteed 100% of the loan.

(2)	The interest rate will be reduced to LIBOR + 2.25% once the development is complete and certain debt and operational metrics are met.

(3)	The loan has one 24-month extension option, which is at the joint venture's election, subject to continued compliance with the terms of the loan agreement, for an outside maturity date of May 2021.
Loan Repayments
The Company repaid the following fixed-rate loans, secured by the related consolidated Properties, in 2016:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
August	Dakota Square Mall	6.23%	November 2016	$51,605
June	Hamilton Place (2)	5.86%	August 2016	98,181
April	CoolSprings Crossing	4.54%	April 2016	11,313
April	Gunbarrel Pointe	4.64%	April 2016	10,083
April	Stroud Mall	4.59%	April 2016	30,276
April	York Galleria	4.55%	April 2016	48,337

(1)	The Company retired the loans with borrowings from its credit facilities unless otherwise noted.

(2)	The Company retired the loan with proceeds from a $107,000 fixed-rate non-recourse loan. See above for more information.
Additionally, the $38,237 loan secured by Fashion Square was assumed by the buyer in conjunction with the sale of the mall in July 2016. The fixed-rate loan bore interest at 4.95% and had a maturity date of June 2022.
Subsequent to September 30, 2016, the Company retired a mortgage loan that was scheduled to mature in January 2017. See Note 16 for more information.
Scheduled Principal Payments
As of September 30, 2016, the scheduled principal amortization and balloon payments on all of the Company’s consolidated mortgage and other indebtedness, excluding extensions available at the Company’s option, are as follows:

2016 (1)	$85,143
2017	840,726
2018	708,861
2019	170,270
2020	609,740
Thereafter (2)	1,942,580
4,357,320
Net unamortized premiums (discounts)	(988)
4,356,332
Unamortized deferred financing costs	(14,705)
Principal balance of loans secured by Lender Malls in foreclosure (3)	189,642
Total mortgage and other indebtedness	$4,531,269

(1)	Excludes $171,953 of maturities related to Midland Mall and Chesterfield Mall, which are in foreclosure.

(2)	Excludes $17,689 related to Wausau Center, which is in foreclosure.

(3)	Represents principal balances of three non-recourse loans secured by the malls listed above, which the Company plans to return to the respective lenders when the foreclosure process is complete.

The $85,143 of scheduled principal payments in 2016 includes $70,801 related to the maturing principal balance of the operating property loan secured by Greenbrier Mall and $14,342 represents scheduled principal amortization. The Company is in final negotiations with the lender to extend the maturity date of the loan secured by Greenbrier Mall.
The Company’s mortgage and other indebtedness had a weighted-average maturity of 4.0 years as of September 30, 2016 and 4.4 years as of December 31, 2015.
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
The Company's outstanding interest rate derivatives, that were designated as cash flow hedges of interest rate risk, matured on April 1, 2016.

Instrument Type	Location in Condensed Consolidated Balance Sheet	Notional Amount Outstanding	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 9/30/16	Fair Value at 12/31/15	Maturity Date
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$48,337 (amortizing to $48,337)	1-month LIBOR	2.149%	$—	$(208)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$30,276 (amortizing to $30,276)	1-month LIBOR	2.187%	—	(133)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$11,313 (amortizing to $11,313)	1-month LIBOR	2.142%	—	(48)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$10,083 (amortizing to $10,083)	1-month LIBOR	2.236%	—	(45)	April 2016
					$—	$(434)

	Gain Recognized in OCI/L (Effective Portion)		Location of Losses Reclassified from AOCI into Earnings (Effective Portion)	Loss Recognized in Earnings (Effective Portion)		Location of Gain Recognized in Earnings (Ineffective Portion)	Gain Recognized in Earnings (Ineffective Portion)
Hedging Instrument	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2016	2015		2016	2015		2016	2015
Interest rate contracts	$—	$457	Interest Expense	$—	$(518)	Interest Expense	$—	$—

	Gain Recognized in OCI/L (Effective Portion)		Location of Losses Reclassified from AOCI into Earnings (Effective Portion)	Loss Recognized in Earnings (Effective Portion)		Location of Gain Recognized in Earnings (Ineffective Portion)	Gain Recognized in Earnings (Ineffective Portion)
Hedging Instrument	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2016	2015		2016	2015		2016	2015
Interest rate contracts	$434	$1,387	Interest Expense	$(443)	$(1,687)	Interest Expense	$—	$—

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
The Company did not have any AOCI for the three months ended September 30, 2016.
The changes in the components of AOCI for the three months ended September 30, 2015 are as follows:

	Redeemable Noncontrolling Interests	The Company	Noncontrolling Interests
	Unrealized Gains (Losses) - Hedging Agreements			Total
Beginning balance, July 1, 2015	$410	$1,109	$(2,938)	$(1,419)
OCI before reclassifications	9	903	63	975
Amounts reclassified from AOCI (1)	—	(518)	—	(518)
Net current quarterly period OCI	9	385	63	457
Ending balance, September 30, 2015	$419	$1,494	$(2,875)	$(962)

(1)	Reclassified $518 of interest on cash flow hedges to Interest Expense in the condensed consolidated statement of operations.
The changes in the components of AOCI for the nine months ended September 30, 2016 and 2015 are as follows:

	Redeemable Noncontrolling Interests	The Company	Noncontrolling Interests
	Unrealized Gains (Losses) - Hedging Agreements			Total
Beginning balance, January 1, 2016	$433	$1,935	$(2,802)	$(434)
OCI before reclassifications	3	814	60	877
Amounts reclassified from AOCI (1)	(436)	(2,749)	2,742	(443)
Net current year-to-date period OCI	(433)	(1,935)	2,802	434
Ending balance, September 30, 2016	$—	$—	$—	$—

(1)	Reclassified $443 of interest on cash flow hedges to Interest Expense in the condensed consolidated statement of operations. The cash flow hedges matured April 1, 2016.

	Redeemable Noncontrolling Interests		The Company		Noncontrolling Interests
	Unrealized Gains (Losses)
	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Total
Beginning balance, January 1, 2015	$401	$384	$303	$13,108	$(3,053)	$2,826	$13,969
OCI before reclassifications	18	10	2,878	160	178	72	3,316
Amounts reclassified from AOCI (1)	—	(394)	(1,687)	(13,268)	—	(2,898)	(18,247)
Net current year-to-date period OCI	18	(384)	1,191	(13,108)	178	(2,826)	(14,931)
Ending balance, September 30, 2015	$419	$—	$1,494	$—	$(2,875)	$—	$(962)

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
The Operating Partnership did not have any AOCI for the three months ended September 30, 2016.
The changes in the components of AOCI for the three months ended September 30, 2015 are as follows:

	Redeemable Common Units	Partners' Capital
	Unrealized Gains (Losses) - Hedging Agreements		Total
Beginning balance, July 1, 2015	$411	$(1,830)	$(1,419)
OCI before reclassifications	9	966	975
Amounts reclassified from AOCI (1)	—	(518)	(518)
Net current quarterly period OCI	9	448	457
Ending balance, September 30, 2015	$420	$(1,382)	$(962)

(1)	Reclassified $518 of interest on cash flow hedges to Interest Expense in the condensed consolidated statement of operations.

The changes in the components of AOCI for the nine months ended September 30, 2016 and 2015 are as follows:

	Redeemable Common Units	Partners' Capital
	Unrealized Gains (Losses) - Hedging Agreements		Total
Beginning balance, January 1, 2016	$434	$(868)	$(434)
OCI before reclassifications	3	874	877
Amounts reclassified from AOCI (1)	(437)	(6)	(443)
Net current year-to-date period OCI	(434)	868	434
Ending balance, September 30, 2016	$—	$—	$—

(1)	Reclassified $443 of interest on cash flow hedges to Interest Expense in the condensed consolidated statement of operations. The cash flow hedges matured April 1, 2016.

	Redeemable Common Units		Partners' Capital
	Unrealized Gains (Losses)
	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Total
Beginning balance, January 1, 2015	$401	$384	$(2,750)	$15,934	$13,969
OCI before reclassifications	19	10	3,055	232	3,316
Amounts reclassified from AOCI (1)	—	(394)	(1,687)	(16,166)	(18,247)
Net current year-to-date period OCI	19	(384)	1,368	(15,934)	(14,931)
Ending balance, September 30, 2015	$420	$—	$(1,382)	$—	$(962)

(1)
Reclassified $16,560 realized gain on sale of available-for-sale securities to Gain on Investment and reclassified $1,687 of interest on cash flow hedges to Interest Expense in the condensed consolidated statement of operations.

Note 8 – Mortgage and Other Notes Receivable
Each of the Company’s mortgage notes receivable is collateralized by either a first mortgage, a second mortgage, or by an assignment of 100% of the partnership interests that own the real estate assets.  Other notes receivable include amounts due from tenants or government-sponsored districts and unsecured notes received from third parties as whole or partial consideration for property or investments.  The Company believes that its mortgage and other notes receivable balance is fully collectable as of September 30, 2016. Mortgage and other notes receivable consist of the following:

		As of September 30, 2016		As of December 31, 2015
	Maturity Date	Interest Rate	Balance	Interest Rate	Balance
Mortgages:
Columbia Place Outparcel	Feb 2022	5.00%	$326	5.00%	$342
Park Place	May 2022	5.00%	1,242	5.00%	1,369
Village Square (1)	Mar 2018	3.75%	1,655	3.50%	1,685
Other (2)	Dec 2016 - Jan 2047	3.03% - 9.50%	2,521	2.93% - 9.50%	4,380
			5,744		7,776
Other Notes Receivable:
Horizon Group (3)	N/A	—%	—	7.00%	3,096
RED Development Inc.	Nov 2023	5.00%	6,787	5.00%	7,366
Southwest Theaters	Apr 2026	5.00%	750	—%	—
Other	Jan 2017	7.00%	300	—%	—
			7,837		10,462

			$13,581		$18,238

(1)
In May 2016, the mortgage note receivable related to Village Square was extended to March 2018. The interest rate increased from 3.5% to 3.75% for the period from April 2016 through March 2017, with an increase to a rate of 4.0% from April 2017 through the maturity date.

(2)
In conjunction with the foreclosure of Gulf Coast Town Center, the Company wrote off the $1,846 balance of a note receivable. The note bore interest at a rate of 6.32% and was due to mature in March 2017.

(3)	In May 2016, in conjunction with the formation of the Laredo joint venture (see Note 5), the Company contributed its interest in the note of $5,280 as a capital contribution to the joint venture.

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

Three Months Ended September 30, 2016	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$228,918	$9,997	$4,776	$8,030	$251,721
Property operating expenses (2)	(68,189)	(2,311)	(1,149)	805	(70,844)
Interest expense	(35,915)	(1,424)	(858)	(16,095)	(54,292)
Other expense	—	—	—	(5,576)	(5,576)
Gain on sales of real estate assets	273	—	—	4,653	4,926
Segment profit (loss)	$125,087	$6,262	$2,769	$(8,183)	125,935
Depreciation and amortization expense					(71,794)
General and administrative expense					(13,222)
Interest and other income					451
Loss on extinguishment of debt					(6)
Loss on impairment					(53,558)
Equity in earnings of unconsolidated affiliates					10,478
Income tax benefit					2,386
Net income					$670
Capital expenditures (3) (4)	$64,085	$61	$1,452	$32,420	$98,018

Three Months Ended September 30, 2015	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$234,095	$9,693	$5,231	$13,616	$262,636
Property operating expenses (2)	(69,690)	(2,260)	(1,114)	1,145	(71,918)
Interest expense	(39,707)	(1,732)	(1,003)	(14,008)	(56,451)
Other expense	—	—	—	(8,787)	(8,787)
Gain on sales of real estate assets	—	2,769	—	468	3,237
Segment profit (loss)	$124,698	$8,470	$3,114	$(7,566)	128,717
Depreciation and amortization expense					(74,045)
General and administrative expense					(12,995)
Interest and other income					579
Loss on impairment					(884)
Equity in earnings of unconsolidated affiliates					3,508
Income tax provision					(448)
Net income					$44,432
Capital expenditures (3)	$66,311	$1,134	$489	$5,549	$73,483

Nine Months Ended September 30, 2016	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$700,407	$30,096	$14,747	$24,514	$769,764
Property operating expenses (2)	(208,975)	(7,010)	(3,552)	6,805	(212,732)
Interest expense	(105,797)	(4,557)	(321)	(52,035)	(162,710)
Other expense	—	—	—	(20,313)	(20,313)
Gain on sales of real estate assets	489	478	3,239	10,297	14,503
Segment profit (loss)	$386,124	$19,007	$14,113	$(30,732)	388,512
Depreciation and amortization expense					(220,505)
General and administrative expense					(46,865)
Interest and other income					1,062
Loss on impairment					(116,736)
Equity in earnings of unconsolidated affiliates					107,217
Income tax benefit					2,974
Net income					$115,659
Capital expenditures (3) (4)	$125,406	$3,158	$2,420	$49,554	$180,538

Nine Months Ended September 30, 2015	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$694,310	$30,164	$14,925	$37,988	$777,388
Property operating expenses (2)	(209,850)	(7,206)	(3,392)	4,803	(215,645)
Interest expense	(128,168)	(5,561)	(3,233)	(37,400)	(174,362)
Other expense	—	—	—	(21,191)	(21,191)
Gain on sales of real estate assets	264	16,260	—	1,643	18,167
Segment profit (loss)	$356,556	$33,657	$8,300	$(14,157)	384,357
Depreciation and amortization expense					(221,550)
General and administrative expense					(46,440)
Interest and other income					6,242
Gain on extinguishment of debt					256
Loss on impairment					(3,665)
Gain on investment					16,560
Equity in earnings of unconsolidated affiliates					12,212
Income tax provision					(2,004)
Net income					$145,968
Capital expenditures (3)	$326,607	$2,523	$1,884	$18,978	$349,992

Total Assets	Malls	Associated Centers	Community Centers	All Other (1)	Total
September 30, 2016	$5,472,051	$261,107	$246,748	$194,415	$6,174,321

December 31, 2015	$5,766,084	$252,188	$263,614	$198,105	$6,479,991

(1)	The All Other category includes mortgage and other notes receivable, office buildings, the Management Company and the Company’s subsidiary that provides security and maintenance services.

(2)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.

(3)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

(4)	Primarily related to the development of The Outlet Shoppes at Laredo, which is a consolidated 65/35 joint venture. Costs are reflected at 100% in the above table.

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
The Company has not sold any shares under the ATM program since 2013. Since the commencement of the ATM program, CBL has issued 8,419,298 shares of common stock, at a weighted-average sales price of $25.12 per share, and approximately $88,507 remains available that may be sold under this program as of September 30, 2016. Actual future sales under this program, if any, will depend on a variety of factors including but not limited to market conditions, the trading price of CBL's common stock and the Company's capital needs. The Company has no obligation to sell the remaining shares available under the ATM program.
Common Stock Repurchase Program
In July 2015, CBL's Board of Directors authorized a common stock repurchase program, which expired on August 31, 2016. Under the program, the Company could purchase up to $200,000 of CBL's common stock from time to time, in the open market, in privately negotiated transactions or otherwise, depending on market prices and other conditions. The Company was not obligated to repurchase any shares of stock under the program. No shares were repurchased under this program prior to its expiration.
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
The following summarizes the impact of potential dilutive common shares on the denominator used to compute EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Denominator – basic	170,792	170,494	170,751	170,470
Effect of performance stock units (1)	—	—	—	30
Denominator – diluted	170,792	170,494	170,751	170,500

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
The following summarizes the impact of potential dilutive common units on the denominator used to compute EPU:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Denominator – basic	200,004	199,751	199,992	199,728
Effect of performance stock units (1)	—	—	—	30
Denominator – diluted	200,004	199,751	199,992	199,758

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
On May 27, 2016, Tommy French filed a putative class action in the United States District Court for the Eastern District of Tennessee on behalf of himself and all persons who purchased the Company's common stock between August 8, 2013 and May 24, 2016. Two additional suits were filed shortly thereafter with similar allegations. On June 9, 2016, The Allan J. and Sherry R. Potts Living Trust filed a putative class action in the same Court on behalf of the trust and all persons who purchased the Company's common stock between August 8, 2013 and May 24, 2016, and on June 24, 2016, International Union of Painters & Allied Trades District Council No. 35 Pension Plan filed another putative class action in the same Court on behalf of itself and all persons who purchased the Company's common stock between August 9, 2011 and May 24, 2016, containing similar allegations. On July 26, 2016, motions were submitted to the Court for the consolidation of these three cases, as well as for the appointment of a lead plaintiff. On September 26, 2016, the Court granted the motion, consolidated the cases into one action, and appointed the New Mexico Educational Retirement Board as lead plaintiff and its counsel, Bernstein Liebhard, as lead counsel. The Court granted the lead plaintiff 60 days to file a consolidated amended complaint, and once filed, the Company will file a response. The previously filed complaints are all based on substantially similar allegations that certain of the Company’s financing arrangements were obtained through fraud and/or misrepresentation, and that the Company and certain of its officers and directors made materially misleading statements to the market by failing to disclose material information concerning these alleged misrepresentations, and concerning the supposed involvement by insiders of the Company in alleged trading in the Company’s stock by a United States senator on the basis of material nonpublic information. Based on these allegations, these complaints assert claims for violation of the securities laws and seek a variety of relief, including unspecified monetary damages as well as costs and attorneys’ fees. The Company believes these complaints are without merit and intends to defend itself vigorously.
On July 29, 2016, Henry Shebitz filed a shareholder derivative suit in the Chancery Court for Hamilton County, Tennessee alleging that the Company's directors, three former directors and certain current and former officers breached their fiduciary duties by causing the Company to make materially misleading statements to the market by failing to disclose material information concerning these alleged misrepresentations, and concerning the supposed involvement by insiders of the Company in alleged trading in the Company’s stock by a United States senator on the basis of material nonpublic information. The complaint further alleges that certain of the Company's current and former officers and directors improperly engaged in transactions in the Company’s stock while in possession of material nonpublic information concerning the Company’s alleged misleading statements. The complaint purports to seek relief on behalf of the Company for unspecified damages as well as costs and attorneys’ fees. The Company believes that this complaint is without merit and intends to defend against it vigorously.
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

The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015:

	As of September 30, 2016							Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership		Maximum Guaranteed Amount	Debt Maturity Date (1)		9/30/2016	12/31/2015
West Melbourne I, LLC - Phase I	50%	$42,997	20%	(2)	$8,599	Feb-2018	(3)	$86	$99
West Melbourne I, LLC - Phase II	50%	16,617	20%	(2)	3,323	Feb-2018	(3)	33	87
Port Orange I, LLC	50%	58,138	20%	(2)	11,628	Feb-2018	(3)	116	148
Fremaux Town Center JV, LLC - Phase I	65%	—	—%	(4)	—	Aug-2016		—	62
Fremaux Town Center JV, LLC - Phase II	65%	—	—%	(4)	—	Aug-2016		—	161
Ambassador Town Center JV, LLC	65%	—	—%	(4)	—	Dec-2017		—	462
Ambassador Infrastructure, LLC	65%	11,700	100%	(5)	11,700	Dec-2017	(6)	177	177
			Total guaranty liability					$412	$1,196

(1)	Excludes any extension options.

(2)	The guaranty was reduced from 25% to 20% when the loan was modified and extended in February 2016. See Note 5.

(3)	The loan has a one-year extension option, which is at the unconsolidated affiliate's election, for an outside maturity date of February 2019.

(4)	The guaranty was removed in June 2016 when the construction loan was retired using proceeds from a non-recourse mortgage loan. See Note 5 for additional information.

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
The Company has guaranteed the lease performance of York Town Center, LP ("YTC"), an unconsolidated affiliate in which the Company owns a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $14,800 as of September 30, 2016.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not include an obligation for this guaranty because it determined that the fair value of the guaranty was not material as of September 30, 2016 and December 31, 2015.
Performance Bonds
The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $14,274 and $16,452 at September 30, 2016 and December 31, 2015, respectively.
Note 13 – Share-Based Compensation
As of September 30, 2016, there were two share-based compensation plans under which the Company has outstanding awards, the CBL & Associates Properties, Inc. 2012 Stock Incentive Plan ("the 2012 Plan") and the CBL & Associates Properties, Inc. Second Amended and Restated Stock Incentive Plan ("the 1993 Plan"). The Company can only make new awards under the 2012 Plan, which was approved by the Company's shareholders in May 2012. The 2012 Plan permits the Company to issue stock options and common stock to selected officers, employees and non-employee directors of the Company up to a total of 10,400,000 shares. The Company did not issue any new awards under the 1993 Plan, which was approved by the Company's shareholders in May 2003, between the adoption of the 2012 Plan to replace the 1993 Plan in May 2012 and the termination of the 1993 Plan (as to new awards) on May 5, 2013. As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expense associated with the Company's share-based compensation plans.

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
Share-based compensation expense related to the restricted stock awards was $886 and $692 for the three months ended September 30, 2016 and 2015, respectively, and $2,834 and $3,615 for the nine months ended September 30, 2016 and 2015, respectively. Share-based compensation cost capitalized as part of real estate assets was $83 and $60 for the three months ended September 30, 2016 and 2015, respectively, and $274 and $213 for the nine months ended September 30, 2016 and 2015, respectively.
A summary of the status of the Company’s nonvested restricted stock awards as of September 30, 2016, and changes during the nine months ended September 30, 2016, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2016	533,404	$19.19
Granted	319,660	$10.02
Vested	(207,229)	$16.44
Forfeited	(10,520)	$16.91
Nonvested at September 30, 2016	635,315	$15.51
As of September 30, 2016, there was $7,622 of total unrecognized compensation cost related to nonvested stock awards granted under the plans, which is expected to be recognized over a weighted-average period of 2.9 years.
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
Compensation cost is recognized on a tranche-by-tranche basis using the accelerated attribution method. The resulting expense is recorded regardless of whether any PSU awards are earned as long as the required service period is met. Share-based compensation expense related to the PSUs was $258 and $156 for the three months ended September 30, 2016 and 2015, respectively. Share-based compensation expense related to the PSUs was $774 and $468 for the nine months ended September 30, 2016 and 2015, respectively. Unrecognized compensation costs related to the PSUs was $2,163 as of September 30, 2016.

Note 14 – Noncash Investing and Financing Activities
The Company’s noncash investing and financing activities were as follows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Accrued dividends and distributions payable	$54,313	$54,490
Additions to real estate assets accrued but not yet paid	16,495	10,114
Capital contribution of note receivable to joint venture (1)	5,280	—
Capital contribution from noncontrolling interest to joint venture	155	—
Write-off of notes receivable (1)	1,846	—
Mortgage loan assumed by buyer of Fashion Square (2)	38,237	—
Mortgage loan assumed by buyer of EastGate Crossing (2)	—	14,570
Deconsolidation of River Ridge Mall: (3)
Decrease in real estate assets	(14,025)	—
Increase in investment in unconsolidated affiliate	14,030	—
Decrease in accounts payable and accrued liabilities	(5)	—

(1)	See Note 8 for further details.

(2)	See Note 4 for additional information.

(3)	See Note 3 and Note 5 for more information.
Note 15 – Income Taxes
The Company is qualified as a REIT under the provisions of the Internal Revenue Code. To maintain qualification as a REIT, the Company is required to distribute at least 90% of its taxable income to shareholders and meet certain other requirements.
As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates and it may not be able to qualify as a REIT for four subsequent years. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State tax expense was $700 and $895 during the three months ended September 30, 2016 and 2015, respectively, and $2,724 and $2,715 during the nine months ended September 30, 2016 and 2015, respectively.
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
The Company recorded an income tax benefit (provision) as follows for the three and nine month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Current tax benefit (provision)	$927	$(660)	$1,194	$(2,063)
Deferred tax benefit	1,459	212	1,780	59
Income tax benefit (provision)	$2,386	$(448)	$2,974	$(2,004)
The Company had a net deferred tax asset of $6,251 at September 30, 2016 and a net deferred tax liability of $672 at December 31, 2015. The net deferred tax asset at September 30, 2016 is included in intangible lease assets and other assets. The net deferred tax liability at December 31, 2015 is included in accounts payable and accrued liabilities. These balances primarily consisted of operating expense accruals and differences between book and tax depreciation.

The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its condensed consolidated statements of operations.  In addition, any interest incurred on tax assessments is reported as interest expense.  The Company reported nominal interest and penalty amounts for the nine month periods ended September 30, 2016 and 2015, respectively.
Note 16 – Subsequent Events
In October 2016, the Company retired the operating property loan secured by Southaven Towne Center, which had a balance of $38,314 at September 30, 2016, with borrowings on its lines of credit. The loan was scheduled to mature in January 2017 and bore interest at a fixed-rate of 5.5%.
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
We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a VIE. As of September 30, 2016, we owned interests in the following properties:

	Malls (1)		Associated Centers	Community Centers	Office Buildings		Total
Consolidated properties	68	(2)	20	5	7	(3)	100
Unconsolidated properties (4)	9		4	5	5	(5)	23
Total	77		24	10	12		123

(1)	Category consists of regional malls, open-air centers and outlet centers (including one mixed-use center).

(2)	Includes three malls that are classified as held for sale at September 30, 2016. See Note 4 to the condensed consolidated financial statements for more information.

(3)	Includes our two corporate office buildings.

(4)	We account for these investments using the equity method because one or more of the other partners have substantive participating rights.

(5)	Includes four office buildings that are classified as held for sale at September 30, 2016. See Note 5 to the condensed consolidated financial statements for further details.
At September 30, 2016, we had interests in the following properties under development:

	Consolidated Properties		Unconsolidated Properties
	Malls	Community Centers	Malls	Community Centers
Development	1	—	—	—
Expansions	2	1	1	1
Redevelopments	5	—	—	—
We also hold options to acquire certain development properties owned by third parties.
Third quarter 2016 continued to showcase the positive results from our portfolio transformation and disposition program that we announced in our April 2014 investor call. To date, we have closed or have in process 17 mall transactions, representing a value of over $700 million. We have a binding contract to sell three malls for $32.3 million. Although we experienced a net loss for the quarter ended September 30, 2016 due primarily to a $53.6 million loss on impairment, which was primarily to write down these three malls to their fair value, we are better positioned for long-term growth as the quality of our portfolio evolves. The results of this process are evident as we note that back in 2014, approximately 22% of our total mall NOI was derived from Tier 3 malls, which we define as malls with sales of less than $300 per square foot. In contrast, our Tier 3 malls currently represent only approximately 7% of our total mall NOI. Ongoing expansions, redevelopments and select development projects also contribute to the strengthening of our portfolio. We also sold two malls, a community center and an office building during the quarter.
We recorded a net loss attributable to common shareholders of $10.2 million for the quarter ended September 30, 2016 as compared to net income of $26.3 million for the quarter ended September 30, 2015, which was primarily related to the loss on impairment discussed above. For the nine months ended September 30, 2016, we had net income of $70.4 million compared to $92.0 million for the nine months ended September 30, 2015. Same-center NOI (see below) grew 2.6% for the quarter driven by occupancy increases and higher base rents as well as savings in operating costs. We realized a 1.8% increase in FFO, as adjusted, per diluted share (see below) to $0.57 per share for the quarter and an increase of 6.8% for the year-to-date period to $1.72 per share as compared to the prior-year period.
Leasing spreads for our stabilized malls were 10.2% for leases signed in the third quarter of 2016, including a 7.3% increase in renewal spreads, and new lease spreads were 19.7%. For the trailing twelve months ended September 30, 2016, same-center sales decreased 0.5% to $377 per square foot as compared to $379 per square foot in the prior-year period. Occupancy for our total portfolio increased 110 basis points to 93.5% as of September 30, 2016 as compared to 92.4% in the prior-year period while occupancy for our same-center malls improved by 90 basis points to 92.7% as of September 30, 2016 as compared to 91.8% for the prior quarter ended September 30, 2015. Average annual base rents per square foot for our same-center malls increased to $32.06 compared to $31.41 in the prior-year period.

Same-center NOI and FFO are non-GAAP measures. For a description of Same-center NOI, a reconciliation from net income to Same-center NOI, and an explanation of why we believe this is a useful performance measure, see Non-GAAP Measure - Same-center Net Operating Income in “Results of Operations.” For a description of FFO, a reconciliation from net income (loss) attributable to common shareholders to FFO allocable to Operating Partnership common unitholders, and an explanation of why we believe this is a useful performance measure, see Non-GAAP Measure - Funds from Operations in “Critical Accounting Policies.”
RESULTS OF OPERATIONS
Properties that were in operation for the entire year during 2015 and the nine months ended September 30, 2016 are referred to as the “Comparable Properties.”  Since January 1, 2015, we have opened two community center developments and acquired one mall as follows:

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

The properties listed above, with the exception of Ambassador Town Center, are included in our operations on a consolidated basis and are collectively referred to as the “New Properties.” The transactions related to the New Properties impact the comparison of the results of operations for the three and nine months ended September 30, 2016 to the results of operations for the three and nine months ended September 30, 2015.
Comparison of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015
Revenues
Total revenues decreased $10.9 million for the three months ended September 30, 2016 compared to the prior-year period.  Rental revenues and tenant reimbursements decreased by $9.9 million primarily due to a decrease of $10.3 million related to dispositions, which was partially offset by increases of $0.3 million from the Comparable Properties and $0.1 million related to the New Properties. The $0.3 million increase in revenues at the Comparable Properties was primarily due to an increase of $0.9 million at our core properties, partially offset by a $0.6 million decrease related to non-core properties and those in redevelopment. Positive leasing spreads and increases in base rents from occupancy gains contributed to the $0.9 million increase in revenues at our core properties.
Our cost recovery ratio for the quarter ended September 30, 2016 was 98.1% compared with 100.8% for the prior-year period due to an increase in maintenance and repairs expense.
The increase of $1.4 million in management, development and leasing fees was primarily attributable to an increase of $0.7 million in management fees from new contracts to manage six malls and one community center for third parties, an increase of $0.5 million in development fees primarily related to a redevelopment project at CoolSprings Galleria, and a $0.3 million increase from financing fees related to the loan secured by Hamilton Place, which closed in June 2016.
Other revenues decreased $2.5 million primarily due to a decrease in revenue related to our subsidiary that provides security and maintenance services to third parties.
Operating Expenses
Total operating expenses increased $46.4 million for the three months ended September 30, 2016 compared to the prior-year period. The increase was primarily due to impairment of real estate as described below. Property operating expenses, including real estate taxes and maintenance and repairs, decreased $1.1 million primarily due to a $2.2 million decrease attributable to dispositions, which was partially offset by an increase of $1.1 million related to the Comparable Properties. The $1.1 million increase at the Comparable Properties was primarily driven by increases in bad debt expense and maintenance and repairs expense, which were partially offset by decreases in payroll and utilities expense.

The decrease in depreciation and amortization expense of $2.3 million primarily resulted from a decrease of $2.6 million attributable to dispositions, which was partially offset by an increase of $0.6 million from the Comparable Properties. The $0.6 million increase from the Comparable Properties includes an increase of $1.7 million attributable to our core properties, which was partially offset by a $1.2 million decrease related to non-core properties.
General and administrative expenses increased $0.2 million. General and administrative expenses in the third quarter of 2016 include $0.7 million of non-recurring professional fees expense (which represent one-time expenses that are not part of our normal operations) related to the recently completed SEC investigation. General and administrative expenses include $0.6 million and $0.3 million of expense related to litigation settlements in the third quarter of 2016 and 2015, respectively. After considering the impact of these items, general and administrative expenses decreased approximately $0.7 million primarily due to decreases in consulting and information technology expenses related to process and technology improvements completed in the prior-year period, which were partially offset by an increase in payroll and related expenses.
In the third quarter of 2016, we recognized impairments of real estate of $53.6 million to write down the book value of three malls, one community center and three office buildings. In the second quarter of 2015, we recognized an impairment of real estate of $0.9 million which was primarily related to the sale of two outparcels. See Note 3 to the condensed consolidated financial statements for additional information.
Other expenses decreased $3.2 million due to $2.0 million of abandoned projects that were expensed in the prior-year quarter and a $1.2 million decrease in expenses related to our subsidiary that provides security and maintenance services to third parties.
Other Income and Expenses
Interest expense decreased $2.2 million for the three months ended September 30, 2016 compared to the prior-year period. The $2.2 million decrease consists of $1.8 million attributable to the Comparable Properties and $0.4 million related to dispositions. The $1.8 million decrease related to the Comparable Properties consists of a decrease of $3.2 million attributable to core properties, which was partially offset by an increase of $1.4 million in accrued default interest related to three malls that are in foreclosure proceedings. Interest expense related to property-level debt declined $2.9 million from the retirement of secured debt with borrowings from our lines of credit. These decreases were partially offset by an increase in interest expense related to our corporate-level debt as our lines of credit and a new $350.0 million unsecured term loan entered into in the fourth quarter of 2015 were used to retire property-level debt.
The income tax benefit of $2.4 million for the three months ended September 30, 2016 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current and deferred tax benefit of $0.9 million and $1.5 million.  During the three months ended September 30, 2015, we recorded an income tax provision of $0.4 million, consisting of a current tax provision of less than $0.7 million and a deferred tax benefit of $0.2 million.
Equity in earnings of unconsolidated affiliates increased by $7.0 million during the third quarter of 2016 compared to the prior-year period. The increase is primarily due to the sale of High Pointe Commons, a community center owned in a 50/50 joint venture. See Note 5 to the condensed consolidated financial statements for more information.
In the third quarter of 2016, we recognized a $4.9 million gain on sales of real estate assets, primarily related to the sale of six outparcels. We recognized a $3.2 million gain on sales of real estate assets in the third quarter of 2015 which consisted primarily of $2.8 million from the sale of an associated center and $0.4 million related to the sale of an outparcel.

Comparison of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015
Revenues
Total revenues decreased $7.6 million for the nine months ended September 30, 2016 compared to the prior-year period.  Rental revenues and tenant reimbursements decreased by $5.3 million primarily due to a decrease of $19.5 million related to dispositions, which was partially offset by increases of $7.9 million related to the Comparable Properties and $6.2 million attributable to the New Properties. The $7.9 million increase in revenue at our Comparable Properties primarily consists of a $10.1 million increase related to our core properties partially offset by a decrease of $2.2 million attributable to non-core properties. Positive leasing spreads and increases in base rents from occupancy gains led to increases in minimum and percentage rents, while increases in occupancy and annual contractual increases contributed to the increase in tenant reimbursements leading to the $10.1 million increase at our core properties.
Our cost recovery ratio for the nine months ended September 30, 2016 was 100.1% compared with 99.6% for the prior-year period.

The increase of $2.6 million in management, development, financing and leasing fees for the nine months ended September 30, 2016 compared to the prior-year period was primarily attributable to an increase of $1.4 million in management fees from new contracts to manage six malls and one community center for third parties, an increase of $1.0 million from financing fees related to the loans secured by Ambassador Town Center, Fremaux Town Center and Hamilton Place, which closed in June 2016, and an increase of $0.4 million in development fees.
Other revenues decreased $4.9 million for the nine months ended September 30, 2016 compared to the prior-year period primarily due to a decrease in revenue related to our subsidiary that provides security and maintenance services to third parties.
Operating Expenses
Total operating expenses increased $108.7 million for the nine months ended September 30, 2016 compared to the prior-year period.  The increase was primarily due to impairment of real estate as described below.  Property operating expenses, including real estate taxes and maintenance and repairs, decreased $2.9 million primarily due to decreases of $5.1 million attributable to dispositions, partially offset by increases of $1.3 million related to the New Properties and $0.9 million attributable to the Comparable Properties. The $0.9 million increase at our Comparable Properties was primarily driven by increases in bad debt expense, maintenance and repairs expense, and real estate taxes. These increases were partially offset by decreases in payroll and related costs, marketing costs and utilities expense.
The decrease in depreciation and amortization expense of $1.0 million for the nine months ended September 30, 2016 compared to the prior-year period resulted from decreases of $4.3 million attributable to dispositions and $0.6 million related to the Comparable Properties, which were partially offset by an increase of $3.9 million related to the New Properties. The $0.6 million decrease attributable to the Comparable Properties was due to a decrease of $2.1 million from our non-core properties, which was partially offset by increases of $1.3 million related to our core properties and $0.2 million attributable to developments.
General and administrative expenses increased $0.4 million. General and administrative expenses in the nine months ended September 30, 2016 include $1.8 million of non-recurring professional fees expense (which represent one-time expenses that are not part of our normal operations) related to the recently completed SEC investigation and $2.3 million of expense related to litigation settlements. After considering the impact of these items, general and administrative expenses decreased approximately $3.7 million as compared to the prior-year period primarily due to decreases in consulting and information technology expenses related to process and technology improvements completed in the prior-year period, as well as a decrease in payroll and related expenses. These decreases were partially offset by an increase in travel expenses and a decrease in capitalized overhead related to development projects.
In the nine months ended September 30, 2016, we recognized impairments of real estate of $116.7 million to write down the book value of nine malls, an associated center, a community center, three office buildings and three outparcels. In the nine months ended September 30, 2015, we recognized impairment of real estate of $3.7 million, of which $2.6 million related to the disposition of one mall in the second quarter of 2015, $0.9 million was from the sale of two outparcels and $0.2 million related to the sale of a building at a formerly owned mall. See Note 3 and Note 4 to the condensed consolidated financial statements for additional information.
Other expenses decreased $0.9 million due to $2.1 million of abandoned projects that were expensed in the prior-year period, partially offset by a $1.3 million increase in expenses related to our subsidiary that provides security and maintenance services to third parties.
Other Income and Expenses
Interest and other income decreased $5.2 million compared to the prior-year period primarily due to $4.9 million received in the prior year as a partial settlement of a lawsuit.
Interest expense decreased $11.7 million for the nine months ended September 30, 2016 compared to the prior-year period. The $11.7 million decrease consists of $10.9 million attributable to the Comparable Properties and $0.7 million related to dispositions. The $10.9 million decrease related to the Comparable Properties primarily consists of a decrease of $12.2 million attributable to core properties, partially offset by an increase of $1.4 million in accrued default interest related to three malls that are in foreclosure proceedings. Interest expense related to property-level debt declined $15.7 million from the retirement of secured debt with borrowings from our lines of credit and net proceeds from dispositions. We also recognized a $1.2 million decrease in expense related to our interest rate swaps, which matured in April 2016. These decreases were partially offset by an increase in interest expense related to our corporate-level debt as our lines of credit and a new $350.0 million unsecured term loan entered into in the fourth quarter of 2015 were used to retire property-level debt.
During the nine months ended September 30, 2015, we recorded a gain on extinguishment of debt of $0.3 million due to the early retirement of a mortgage loan.
We recorded a gain on investment of $16.6 million during the nine months ended September 30, 2015 related to the sale of all of our available-for-sale securities.

The income tax benefit of $3.0 million for the nine months ended September 30, 2016 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current and deferred tax benefit of $1.2 million and $1.8 million.  During the nine months ended September 30, 2015, we recorded an income tax provision of $2.0 million, consisting of a current tax provision of $2.1 million and a deferred tax benefit of $0.1 million.
Equity in earnings of unconsolidated affiliates increased by $95.0 million during the nine months ended September 30, 2016 compared to the prior-year period. The increase is primarily due to a gain of $29.2 million related to the foreclosure of Gulf Coast Town Center (owned in a 50/50 joint venture) million and $63.7 million from the sale of three unconsolidated affiliates in 2016. See Note 5 to the condensed consolidated financial statements for more information.
During the nine months ended September 30, 2016, we recognized a $14.5 million gain on sales of real estate assets which consisted primarily of $12.3 million related to the sale of a community center and eight outparcels and $2.2 million related to a parking deck project. We recognized an $18.2 million gain on sales of real estate assets during the nine months ended September 30, 2015 which consisted primarily of $16.3 million from the sale of two associated centers and $1.9 million associated with the sale of four outparcels.
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
We include a property in our same-center pool when we have owned all or a portion of the property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year and current year-to-date period. New Properties are excluded from same-center NOI, until they meet this criteria. Properties excluded from the same-center pool that would otherwise meet this criteria are properties which are being repositioned or properties where we are considering alternatives for repositioning, where we intend to renegotiate the terms of the debt secured by the related property or return the property to the lender and those in which we own a minority interest of 25% or less. Lender properties consisted of Chesterfield Mall, Midland Mall and Wausau Center as of September 30, 2016. Properties that we are currently repositioning are Cary Towne Center and Hickory Point Mall at September 30, 2016. Properties in which we own a minority interest at September 30, 2016 include Triangle Town Center, Triangle Town Place and River Ridge Mall.

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net income for the three and nine month periods ended September 30, 2016 and 2015 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$670	$44,432	$115,659	$145,968
Adjustments: (1)
Depreciation and amortization	80,313	82,625	242,910	245,968
Interest expense	58,632	64,359	177,371	198,145
Abandoned projects expense	11	2,058	44	2,183
Gain on sales of real estate assets	(12,944)	(3,803)	(107,843)	(19,897)
Gain on investment	—	—	—	(16,560)
Gain on extinguishment of debt	6	—	—	(256)
Loss on impairment	53,558	884	116,736	3,665
Income tax (benefit) provision	(2,386)	448	(2,974)	2,004
Lease termination fees	(857)	(1,346)	(2,202)	(4,383)
Straight-line rent and above- and below-market lease amortization	(464)	(2,455)	(4,006)	(4,856)
Net (income) loss attributable to noncontrolling interests in other consolidated subsidiaries	(983)	(2,198)	449	(4,557)
General and administrative expenses	13,222	12,995	46,865	46,440
Management fees and non-property level revenues	(1,379)	(5,877)	(12,429)	(22,914)
Operating Partnership's share of property NOI	187,399	192,122	570,580	570,950
Non-comparable NOI	(10,816)	(19,974)	(39,526)	(55,557)
Total same-center NOI	$176,583	$172,148	$531,054	$515,393

(1)
Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.

Same-center NOI increased 2.6% for the three months ended September 30, 2016 as compared to the prior-year period. The $4.4 million increase for the three month period ended September 30, 2016 compared to the same period in 2015 consisted of a $3.5 million increase in revenue, primarily due to an increase in minimum rents as we realized benefits from rent growth and occupancy increases, and a $1.0 million decrease in operating expenses due to improved operating efficiency.
The 3.0% increase in same-center NOI for the nine months ended September 30, 2016 as compared to the prior-year period included a $14.4 million increase in revenue, which included favorable variances of $11.6 million in minimum rents and $1.9 million in tenant reimbursements. We also benefited from a $2.3 million decline in property operating costs due to savings from costs controls offset by $0.9 million in higher real estate taxes.
The growth in revenues for the three and nine months ended September 30, 2016 was driven by increases of 2.1% in average annual base rents and 0.9% in occupancy in our same-center mall portfolio. These increases were partially offset by a moderation in sales growth as we experienced a slight decrease of 0.5% in stabilized mall same-center sales per square foot for the rolling 12-month period ended September 30, 2016. Holiday sales forecasts published by industry organizations, such as the National Retail Federation and International Council of Shopping Centers, generally project a positive holiday sales season leading us to be cautiously optimistic.

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

(2)
Non-stabilized malls - Malls that are in their initial lease-up phase. After three complete calendar years of operation, they are reclassified on January 1 of the fourth calendar year to the stabilized mall category. The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Atlanta were classified as non-stabilized malls as of September 30, 2016. The Outlet Shoppes of the Bluegrass, The Outlet Shoppes at Atlanta and Fremaux Town Center were classified as non-stabilized malls as of September 30, 2015.

(3)	Excluded malls - We exclude malls from our core portfolio if they fall in the following categories, for which operational metrics are excluded:

a.
Lender Properties - Properties for which we are working or intend to work with the lender on a restructure of the terms of the loan secured by the property or convey the secured property to the lender. As of September 30, 2016, Chesterfield Mall, Midland Mall and Wausau Center were classified as Lender Properties. As of September 30, 2015, Gulf Coast Town Center, Triangle Town Center and Triangle Town Place were classified as Lender Properties. In the first quarter of 2016, Triangle Town Center and Triangle Town Place were recategorized as Minority Interest Properties as described below. In the second quarter of 2016, the foreclosure of Gulf Coast Town Center was complete. Lender Properties are excluded from our same-center pool as decisions made while in discussions with the lender may lead to metrics that do not provide relevant information related to the condition of these properties or they may be under cash management agreements with the respective servicers.

b.
Repositioning Properties - Properties that are currently being repositioned or where we have determined that the current format of the property no longer represents the best use of the property and we are in the process of evaluating alternative strategies for the property. This may include major redevelopment or an alternative retail or non-retail format, or after evaluating alternative strategies for the property, we may determine that the property no longer meets our criteria for long-term investment. The steps taken to reposition these properties, such as signing tenants to short-term leases, which are not included in occupancy percentages, or leasing to regional or local tenants, which typically do not report sales, may lead to metrics which do not provide relevant information related to the condition of these properties. Therefore, traditional performance measures, such as occupancy percentages and leasing metrics, exclude Repositioning Properties. Cary Towne Center and Hickory Point are classified as Repositioning Properties as of September 30, 2016. Chesterfield Mall and Wausau Center were categorized as Repositioning Properties as of September 30, 2015. Chesterfield Mall was reclassified to the Lender Property category as of March 31, 2016. Wausau Center was moved from Repositioning to the Lender Property category as of June 30, 2016 when it was determined after evaluating redevelopment options that an appropriate risk-adjusted return was not achievable and the mall should be returned to the lender.

c.
Minority Interest Properties - Properties in which we have a 25% or less ownership interest. As of September 30, 2016, we had two malls and an associated center in the Minority Interest Property category. Triangle Town Center and Triangle Town Place were reclassified from the Lender Property category in February 2016 upon the Company's sale of its 50% interest in these properties to a newly formed joint venture in which the Company has a 10% ownership interest. The associated debt on these properties was restructured in conjunction with the sale. The Company also sold a 75% interest in River Ridge Mall to a new joint venture in March 2016. See Note 5 to the condensed consolidated financial statements for more information on these unconsolidated affiliates.

We derive the majority of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Nine Months Ended September 30,
	2016	2015
Malls	91.0%	89.3%
Associated centers	3.9%	3.9%
Community centers	1.9%	1.9%
Mortgages, office buildings and other	3.2%	4.9%
Mall Store Sales
Mall store sales include reporting mall tenants of 10,000 square feet or less for stabilized malls and exclude license agreements, which are retail contracts that are temporary or short-term in nature and generally last more than three months but less than twelve months. Stabilized Mall store sales for the trailing twelve months ended September 30, 2016 on a comparable center basis decreased approximately 0.5% to $377 per square foot compared to $379 per square foot for the trailing twelve months ended September 30, 2015. The decrease in sales was primarily driven by large declines generated by two properties located in energy markets, which offset sales growth in other markets.
Occupancy
Our portfolio occupancy is summarized in the following table (1):

	As of September 30,
	2016	2015
Total portfolio	93.5%	92.4%
Total mall portfolio	92.6%	91.7%
Same-center malls	92.7%	91.8%
Stabilized malls	92.5%	91.6%
Non-stabilized malls (2)	93.6%	95.0%
Associated centers	96.1%	93.8%
Community centers	97.5%	96.6%

(1)	As noted above, excluded properties are not included in occupancy metrics.

(2)
Represents occupancy for The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Atlanta as of September 30, 2016 and occupancy for The Outlet Shoppes of the Bluegrass, The Outlet Shoppes at Atlanta and Fremaux Town Center as of September 30, 2015. Fremaux Town Center was classified as a community center as of March 31, 2016.

Leasing
The following is a summary of the total square feet of leases signed in the three and nine month periods ended September 30, 2016 as compared to the prior-year period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating portfolio:
New leases	334,006	450,982	1,155,870	1,156,666
Renewal leases	429,350	793,329	1,863,460	2,018,121
Development portfolio:
New leases	28,701	31,409	538,769	310,027
Total leased	792,057	1,275,720	3,558,099	3,484,814
Year-to-date leasing activity is up 2.1% as compared to the prior-year period. The 37.9% decrease in leases signed during the three months ended September 30, 2016 is a timing difference as we signed 67.0% more leases in the second quarter of 2016 as compared to the same period in the prior year. We have finalized our negotiations with the new owners of Aeropostale and after closing several stores, we ended the third quarter with 58 stores. In January 2017, an additional 9 stores will close and rents at certain locations will be reduced. We estimate the gross rent impact in 2017 from these additional store closures and lease modifications will approximate $3.0 million.

Average annual base rents per square foot are based on contractual rents in effect as of September 30, 2016 and 2015, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type (1):

	As of September 30,
	2016	2015
Same-center malls	$32.06	$31.41
Stabilized malls	32.18	30.93
Non-stabilized malls (2)	26.48	25.53
Associated centers (3)	13.90	13.32
Community centers (3)	15.55	15.65
Office buildings (3)	20.01	19.45

(1)	As noted above, excluded properties are not included in base rent.

(2)
Represents average annual base rents for The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Atlanta as of September 30, 2016 and average annual base rents for The Outlet Shoppes of the Bluegrass, The Outlet Shoppes at Atlanta and Fremaux Town Center as of September 30, 2015. Fremaux Town Center was classified as a community center as of March 31, 2016.

(3)	Includes annual base rent per square foot for all leased locations regardless of size.
Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the nine month period ended September 30, 2016 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (1)	% Change Average
Quarter:
All Property Types (2)	352,402	$44.85	$47.86	6.7%	$49.25	9.8%
Stabilized malls	329,875	46.12	49.35	7.0%	50.81	10.2%
New leases	82,967	42.60	47.62	11.8%	51.01	19.7%
Renewal leases	246,908	47.31	49.93	5.5%	50.74	7.3%

Year-to-Date:
All Property Types (2)	1,419,167	$41.80	$43.17	3.3%	$44.55	6.6%
Stabilized malls	1,324,018	43.10	44.49	3.2%	45.93	6.6%
New leases	363,185	39.21	45.80	16.8%	48.56	23.8%
Renewal leases	960,833	44.57	44.00	(1.3)%	44.94	0.8%

(1)	Average gross rent does not incorporate allowable future increases for recoverable common area expenses.

(2)	Includes stabilized malls, associated centers, community centers and office buildings.
New and renewal leasing activity of comparable small shop space of less than 10,000 square feet for the nine month period ended September 30, 2016 based on commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2016:
New	122	376,275	8.78	$47.21	$49.86	$39.55	$7.66	19.4%	$10.31	26.1%
Renewal	448	1,295,436	3.68	41.82	42.70	42.03	(0.21)	(0.5)%	0.67	1.6%
Commencement 2016 Total	570	1,671,711	4.77	$43.03	$44.31	$41.47	$1.56	3.8%	$2.84	6.8%

Commencement 2017:
New	21	44,984	9.00	$61.73	$66.21	$51.62	$10.11	19.6%	$14.59	28.3%
Renewal	78	201,484	3.89	41.12	41.75	40.45	0.67	1.7%	1.30	3.2%
Commencement 2017 Total	99	246,468	4.97	$44.89	$46.21	$42.49	$2.40	5.6%	$3.72	8.8%

Total 2016/2017	669	1,918,179	4.80	$43.27	$44.56	$41.60	$1.67	4.0%	$2.96	7.1%

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2016, we had approximately $439.0 million outstanding on our three unsecured credit facilities leaving approximately $661.0 million of availability. Our borrowing rate continues to improve as we refinance maturing loans at lower interest rates. We have also used proceeds realized from dispositions to reduce balances on our credit lines, which had been used to retire secured property-level debt. In the third quarter of 2016, we retired the $51.6 million loan secured by Dakota Square Mall with borrowings from our lines of credit and the $38.2 million loan secured by Fashion Square was assumed by the buyer in conjunction with the sale of the mall. We also retired two loans secured by unconsolidated properties, of which our pro rata share of the debt aggregated to $16.6 million and had a weighted-average interest rate of 6.25%. In addition to realizing a gain of $8.4 million from the sale of High Pointe Commons, a 50/50 joint venture, we used a portion of the proceeds to retire $17.4 million of debt at our share. Total pro rata debt has decreased by $460 million for the nine months ended September 30, 2016 as compared to the prior-year period as a result of our continued efforts to deleverage our balance sheet. We anticipate further improvement of $189.6 million when the three malls in receivership are returned to the respective lenders in satisfaction of the non-recourse debt. We are also in negotiations with the lender to extend the maturity of the $70.8 million loan secured by Greenbrier Mall. Subsequent to September 30, 2016, we used availability on our credit facilities to retire the $38.3 million loan secured by Southaven Towne Center, which was scheduled to mature in January 2017 and had an interest rate of 5.5%. Our priorities are to continue the progress we have made to enhance our credit metrics, grow EBITDA and reduce debt. We have also made significant progress in growing and improving the quality of our unencumbered pool of assets. As we have retired secured loans by utilizing unsecured borrowings and disposition proceeds, our consolidated unencumbered NOI has increased to 48% of our total consolidated NOI as of September 30, 2016 from 29% as of December 31, 2013.
We derive a majority of our revenues from leases with retail tenants, which have historically been the primary source for funding short-term liquidity and capital needs such as operating expenses, debt service, tenant construction allowances, recurring capital expenditures, dividends and distributions. We believe that the combination of cash flows generated from our operations, combined with our debt and equity sources and the availability under our credit facilities and proceeds from dispositions will, for the foreseeable future, provide adequate liquidity to meet our cash needs.  In addition to these factors, we have options available to us to generate additional liquidity, including but not limited to, debt and equity offerings, joint venture investments, issuances of noncontrolling interests in our Operating Partnership, and decreasing expenditures related to tenant construction allowances and other capital expenditures. We also generate revenues from sales of peripheral land at our properties and from sales of real estate assets when it is determined that we can realize an optimal value for the assets.
Cash Flows - Operating, Investing and Financing Activities
There was $24.5 million of unrestricted cash and cash equivalents as of September 30, 2016, a decrease of $12.4 million from December 31, 2015. Our net cash flows are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015	Change
Net cash provided by operating activities	$339,625	$359,882	$(20,257)
Net cash used in investing activities	(4,323)	(299,604)	295,281
Net cash used in financing activities	(347,726)	(65,779)	(281,947)
Net cash flows	$(12,424)	$(5,501)	$(6,923)
Cash Provided by Operating Activities
Cash provided by operating activities decreased $20.3 million primarily due to decreases in cash flows from dispositions and timing differences related to working capital items as compared to the prior-year period. These decreases were partially offset by cash flows from the growth in same-center NOI, cash flows from New Properties and lower cash paid for interest as we continued our strategy of retiring higher-rate secured debt with lower-rate unsecured debt.
Cash Used in Investing Activities
Cash flows used in investing activities was $4.3 million, representing a $295.3 million difference as compared to cash used in investing activities of $299.6 million during the prior year period, primarily due to the acquisition of Mayfaire Town Center in the prior-year period, partially offset by proceeds received from the sale of several consolidated and unconsolidated properties in the current year.
Cash Used in Financing Activities
Cash flows used in financing activities increased by $281.9 million as we used proceeds from sales of consolidated and unconsolidated properties to reduce borrowings on our lines of credit. Additionally, the prior year period included borrowings of $192.0 million to acquire Mayfaire Town Center.

Debt
Debt of the Company
CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that it has a direct or indirect ownership interest in, is the borrower on all of our debt. CBL is a limited guarantor of the Notes, issued by the Operating Partnership in November 2013 and October 2014, respectively, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. We also provide a similar limited guarantee of the Operating Partnership's obligations with respect to our unsecured credit facilities and three unsecured term loans as of September 30, 2016.
Debt of the Operating Partnership
The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

September 30, 2016	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$2,505,055	$(109,701)	$523,833	$2,919,187	5.37%
Senior unsecured notes due 2023 (3)	446,450	—	—	446,450	5.25%
Senior unsecured notes due 2024 (4)	299,938	—	—	299,938	4.60%
Total fixed-rate debt	3,251,443	(109,701)	523,833	3,665,575	5.30%
Variable-rate debt:
Non-recourse term loans on operating properties	19,155	(7,537)	2,309	13,927	3.03%
Recourse term loans on operating properties	25,847	—	71,253	97,100	2.69%
Construction loan	10,573	—	—	10,573	3.03%
Unsecured lines of credit	438,956	—	—	438,956	1.72%
Unsecured term loans	800,000	—	—	800,000	1.96%
Total variable-rate debt	1,294,531	(7,537)	73,562	1,360,556	1.96%
Total fixed-rate and variable-rate debt	4,545,974	(117,238)	597,395	5,026,131	4.39%
Unamortized deferred financing costs	(14,705)	1,015	(2,286)	(15,976)
Total mortgage and other indebtedness	$4,531,269	$(116,223)	$595,109	$5,010,155

December 31, 2015	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$2,736,538	$(110,411)	$664,249	$3,290,376	5.51%
Senior unsecured notes due 2023 (3)	446,151	—	—	446,151	5.25%
Senior unsecured notes due 2024 (4)	299,933	—	—	299,933	4.60%
Other	2,686	(1,343)	—	1,343	3.50%
Total fixed-rate debt	3,485,308	(111,754)	664,249	4,037,803	5.41%
Variable-rate debt:
Non-recourse term loans on operating properties	16,840	(6,981)	2,546	12,405	2.55%
Recourse term loans on operating properties	25,635	—	102,377	128,012	2.51%
Construction loans	—	—	30,047	30,047	2.12%
Unsecured lines of credit	398,904	—	—	398,904	1.54%
Unsecured term loans	800,000	—	—	800,000	1.82%
Total variable-rate debt	1,241,379	(6,981)	134,970	1,369,368	1.81%
Total fixed-rate and variable-rate debt	4,726,687	(118,735)	799,219	5,407,171	4.50%
Unamortized deferred financing costs	(16,059)	855	(1,486)	(16,690)
Total mortgage and other indebtedness	$4,710,628	$(117,880)	$797,733	$5,390,481

(1)	Weighted-average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.

(2)
We had four interest rate swaps with notional amounts outstanding totaling $101,151 as of December 31, 2015 related to four of our variable-rate loans on consolidated operating properties to effectively fix the interest rates on these loans.  Therefore, these amounts are reflected in fixed-rate debt at December 31, 2015. The swaps matured April 1, 2016. We have two interest rate swaps with notional amounts outstanding totaling $120,045 as of September 30, 2016 related to two of our variable-rate loans on unconsolidated operating properties to effectively fix the interest rates on these loans. Therefore, there amounts are reflected in fixed-rate debt at September 30, 2016.

(3)	Net of unamortized discount of $3,550 and $3,849 as of September 30, 2016 and December 31, 2015, respectively.

(4)	Net of unamortized discount of $62 and $67 as of September 30, 2016 and December 31, 2015, respectively.
As of September 30, 2016, $242.8 million of consolidated debt is scheduled to mature in 2016, which represents three loans secured by wholly owned malls. We are in final negotiations with the lender to restructure and extend the maturity date on the $70.8 million loan secured by Greenbrier Mall. The $172.0 million aggregate remaining balance relates to the loans secured by Midland Mall and Chesterfield Mall, which we plan to return to the respective lenders as part of the foreclosure process. The $17.7 million loan secured by Wausau Center, which is scheduled to mature in 2021, is also in foreclosure.
The weighted-average remaining term of our total share of consolidated and unconsolidated debt was 3.9 years and 4.1 years at September 30, 2016 and December 31, 2015, respectively. The weighted-average remaining term of our pro rata share of fixed-rate debt was 4.3 years and 4.5 years at September 30, 2016 and December 31, 2015, respectively.
As of September 30, 2016 and December 31, 2015, our pro rata share of consolidated and unconsolidated variable-rate debt represented 27.1% and 25.3%, respectively, of our total pro rata share of debt. As of September 30, 2016, our share of consolidated and unconsolidated variable-rate debt represented 16.9% of our total market capitalization (see Equity below) as compared to 16.1% as of December 31, 2015. The increase is due to the decline in our stock price from $12.37 at December 31, 2015 to $12.14 at September 30, 2016.
See Note 6 to the condensed consolidated financial statements for additional information concerning the amount and terms of our outstanding indebtedness and compliance with applicable covenants and restrictions as of September 30, 2016.
Mortgages on Operating Properties
Financings
The following table presents loans, secured by the related properties, that were entered into in 2016 (in thousands):

Date	Property	Consolidated/ Unconsolidated Property	Stated Interest Rate		Maturity Date (1)		Amount Financed or Extended
June	Hamilton Place (2)	Consolidated	4.36%		June 2026		$107,000
June	Statesboro Crossing (3)	Consolidated	LIBOR + 1.80%		June 2017	(4)	11,035
June	Fremaux Town Center (5)	Unconsolidated	3.70%	(6)	June 2026		73,000
June	Ambassador Town Center (7)	Unconsolidated	3.22%	(8)	June 2023		47,660
May	The Outlet Shoppes at Laredo (9)	Consolidated	LIBOR + 2.5%	(10)	May 2019	(11)	91,300
April	Hickory Point Mall (12)	Consolidated	5.85%	(12)	December 2018	(13)	27,446
February	Port Orange (14)	Unconsolidated	LIBOR + 2.0%		February 2018	(15)	58,628
February	Hammock Landing - Phase I (14)	Unconsolidated	LIBOR + 2.0%		February 2018	(15)	43,347	(16)
February	Hammock Landing - Phase II (14)	Unconsolidated	LIBOR + 2.0%		February 2018	(15)	16,757
February	Triangle Town Center, Triangle Town Place, Triangle Town Commons (17)	Unconsolidated	4.00%	(18)	December 2018	(19)	171,092

(1)	Excludes any extension options.

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

(9)
The consolidated 65/35 joint venture closed on a construction loan for the development of The Outlet Shoppes at Laredo, an outlet center located in Laredo, TX. The Operating Partnership has guaranteed 100% of the loan.

(10)	The interest rate will be reduced to LIBOR + 2.25% once the development is complete and certain debt and operational metrics are met.

(11)	The loan has one 24-month extension option, which is at the joint venture's election, for an outside maturity date of May 2021.

(12)	The loan was modified to extend the maturity date. The interest rate remains at 5.85% but future amortization payments have been eliminated.

(13)	The loan has a one-year extension option at our election for an outside maturity date of December 2019.

(14)	The guaranty was reduced from 25% to 20% in conjunction with the refinancing. See Note 12 to the condensed consolidated financial statements for more information.

(15)	The loan was modified and extended to February 2018 with a one-year extension option.

(16)	The capacity was increased from $39,475 to fund the expansion.

(17)	The loan was amended and modified in conjunction with the sale of the property to a newly formed joint venture. See Note 5 to the condensed consolidated financial statements for more information.

(18)	The interest rate was reduced from 5.74% to 4.00% interest-only payments through the initial maturity date.

(19)	The loan was extended to December 2018 with two one-year extension options.
Loan Repayments
We repaid the following loans, secured by the related properties, in 2016 (in thousands):

Date	Property	Consolidated/ Unconsolidated Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
September	Governor's Square Mall	Unconsolidated	8.23%	September 2016	$14,089
September	High Pointe Commons - Phase I (2)	Unconsolidated	5.74%	May 2017	12,401
September	High Pointe Commons - PetCo (2)	Unconsolidated	3.20%	July 2017	19
September	High Pointe Commons - Phase II (2)	Unconsolidated	6.10%	July 2017	4,968
August	Dakota Square Mall	Consolidated	6.23%	November 2016	51,605
July	Kentucky Oaks Mall	Unconsolidated	5.27%	January 2017	19,912
June	Hamilton Place (3)	Consolidated	5.86%	August 2016	98,181
April	CoolSprings Crossing	Consolidated	4.54%	April 2016	11,313
April	Gunbarrel Pointe	Consolidated	4.64%	April 2016	10,083
April	Stroud Mall	Consolidated	4.59%	April 2016	30,276
April	York Galleria	Consolidated	4.55%	April 2016	48,337

(1)	We retired the loans with borrowings from our credit facilities unless otherwise noted.

(2)	The loan secured by the property was paid off using proceeds from the sale of the property in September 2016. See Note 5 to the condensed consolidated financial statements for more information.

(3)	We retired the loan with proceeds from a $107,000 fixed-rate non-recourse loan. See above for more information.
Other
The non-recourse loans secured by Chesterfield Mall, Midland Mall and Wausau Center are in default and in receivership at September 30, 2016. The malls generate insufficient income levels to cover the debt service on the mortgages, which had an aggregate balance of $189.6 million at September 30, 2016. The Company plans to return these malls to the respective lenders when foreclosure proceedings are complete, which is estimated to be by year-end or in early 2017.
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

Interest Rate Hedging Instruments
Our outstanding interest rate derivatives, that were designated as cash flow hedges of interest rate risk, matured on April 1, 2016: (dollars in thousands):

Instrument Type	Location in Condensed Consolidated Balance Sheet	Notional Amount Outstanding	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 9/30/16	Fair Value at 12/31/15	Maturity Date
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$48,337 (amortizing to $48,337)	1-month LIBOR	2.149%	$—	$(208)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$30,276 (amortizing to $30,276)	1-month LIBOR	2.187%	—	(133)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$11,313 (amortizing to $11,313)	1-month LIBOR	2.142%	—	(48)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$10,083 (amortizing to $10,083)	1-month LIBOR	2.236%	—	(45)	April 2016
					$—	$(434)
Equity
During the nine months ended September 30, 2016, we paid dividends of $169.4 million to holders of CBL's common stock and preferred stock, as well as $35.7 million in distributions to the noncontrolling interest investors in the Operating Partnership and other consolidated subsidiaries. The Operating Partnership paid distributions of $33.7 million and $160.2 million on the preferred units and common units, respectively, as well as distributions of $11.2 million to the noncontrolling interests in other consolidated subsidiaries.
In the third quarter of 2016, we elected to pay cash of $11.6 million to a holder of 950,000 common units in the Operating Partnership upon the exercise of its conversion rights. In the second quarter of 2016, we elected to pay cash of $0.1 million to three holders of 14,796 common units in the Operating Partnership upon the exercise of their conversion rights.
On August 24, 2016, we announced a third quarter 2016 common stock dividend of $0.265 per share payable in cash that was payable on October 14, 2016. On June 2, 2016, we announced a second quarter 2016 common stock dividend of $0.265 per share payable in cash that was paid on July 15, 2016. On February 26, 2016, we announced a first quarter 2016 common stock dividend of $0.265 per share payable in cash that was paid on April 15, 2016. Future dividends payable will be determined by our Board of Directors based upon circumstances at the time of declaration.
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
Common Stock Repurchase Program
In July 2015, CBL's Board of Directors authorized a common stock repurchase program, which expired on August 31, 2016. Under the program, we could purchase up to $200.0 million of CBL's common stock from time to time, in the open market, in privately negotiated transactions or otherwise, depending on market prices and other conditions. We were not obligated to repurchase any shares of stock under the program. No shares were repurchased under this program prior to its expiration.
Debt-To-Total Market Capitalization
Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value of equity) ratio was 62.3% at September 30, 2016, compared to 61.9% at September 30, 2015. The increase in the debt-to-market capitalization ratio is primarily due to a decrease in CBL's stock price to $12.14 at September 30, 2016 from $13.75 at September 30, 2015. Our debt-to-market capitalization ratio at September 30, 2016 was computed as follows (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	199,083	$12.14	$2,416,868
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00	453,750
6.625% Series E Cumulative Redeemable Preferred Stock	690	250.00	172,500
Total market equity			3,043,118
Company’s share of total debt			5,026,131
Total market capitalization			$8,069,249
Debt-to-total-market capitalization ratio			62.3%

(1)
Stock price for common stock and Operating Partnership units equals the closing price of CBL's common stock on September 30, 2016. The stock prices for the preferred stock represent the liquidation preference of each respective series of preferred stock.

Covenants and Restrictions
The agreements for the unsecured lines of credit, the Notes and unsecured term loans contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum unencumbered asset and interest ratios, maximum secured indebtedness ratios, maximum total indebtedness ratios and limitations on cash flow distributions.  We believe we were in compliance with all financial covenants and restrictions at September 30, 2016
Unsecured Lines of Credit and Unsecured Term Loans
The following presents our compliance with key covenant ratios, as defined, of the credit facilities and term loans as of September 30, 2016:

Ratio	Required	Actual
Debt to total asset value	< 60%	49%
Unencumbered asset value to unsecured indebtedness	> 1.6x	2.4x
Unencumbered NOI to unsecured interest expense	> 1.75x	4.57x
EBITDA to fixed charges (debt service)	> 1.5x	2.5x
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

Senior Unsecured Notes
The following presents our compliance with key covenant ratios, as defined, of the Notes as of September 30, 2016:

Ratio	Required	Actual
Total debt to total assets	< 60%	53%
Secured debt to total assets	< 45% (1)	30%
Total unencumbered assets to unsecured debt	> 150%	218%
Consolidated income available for debt service to annual debt service charge	> 1.5x	3.3x

(1)	On January 1, 2020 and thereafter, secured debt to total assets must be less than 40%.
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
The following table, which excludes expenditures for developments and expansions, summarizes these capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three and nine month period ended September 30, 2016 compared to the same period in 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Tenant allowances (1)	$17,811	$17,685	$50,707	$49,725

Renovations	6,390	11,227	11,011	23,273

Deferred maintenance:
Parking lot and parking lot lighting	9,171	10,689	11,936	18,136
Roof repairs and replacements	2,178	545	3,221	2,654
Other capital expenditures	1,464	4,610	7,292	6,769
Total deferred maintenance	12,813	15,844	22,449	27,559

Capitalized overhead	1,103	971	4,051	4,680

Capitalized interest	616	909	1,612	3,141

Total capital expenditures	$38,733	$46,636	$89,830	$108,378

(1)	Tenant allowances primarily relate to new leases. Tenant allowances related to renewal leases were not material for the periods presented.

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
Developments and Expansions
Since 2013, we have completed or have under construction over 20 redevelopment projects which represent an investment of approximately $250 million at our share with an average return of 8.5%.

The following tables summarize our development projects as of September 30, 2016.
Properties Opened During the Nine Months Ended September 30, 2016
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Opening Date	Initial Unleveraged Yield
Community Center:
Ambassador Town Center	Lafayette, LA	65%	431,139	$40,295	$33,444	Apr-16	8.5%

Mall Expansion:
Hamilton Place - Theatre	Chattanooga, TN	90%	30,169	4,868	3,239	Sep-16	9.1%
Kirkwood Mall - Self Development (Panera Bread, Verizon, Caribou Coffee)	Bismarck, ND	100%	12,570	3,702	4,189	Mar-16	10.5%
			42,739	8,570	7,428
Community Center Expansion:
High Pointe Commons (Petco) (3)	Harrisburg, PA	50%	12,885	1,012	797	Sep-16	10.5%

Mall Redevelopments:
CoolSprings Galleria - Sears Redevelopment (American Girl, Cheesecake Factory)	Nashville, TN	50%	208,976	32,307	34,066	May-16	7.2%
Oak Park Mall - Self Development	Overland Park, KS	50%	6,735	1,230	1,100	Jul/Aug-16	8.2%
Randolph Mall - JCP Redevelopment (Ross/ULTA)	Asheboro, NC	100%	33,796	4,513	4,257	May/Jul-16	7.8%
			249,507	38,050	39,423

Total Properties Opened			736,270	$87,927	$81,092

(1) Total Cost is presented net of reimbursements to be received.
(2) Cost to Date does not reflect reimbursements until they are received.
(3) This community center was sold in September 2016.

Properties Under Development at September 30, 2016
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Expected Opening Date	Initial Unleveraged Yield
Outlet Center:
The Outlet Shoppes at Laredo	Laredo, TX	65%	357,756	$69,926	$20,738	Spring-17	9.6%

Mall Expansions:
Dakota Square Mall - Expansion	Minot, ND	100%	23,922	7,284	2,932	Fall-16	7.5%
Friendly Center - Cheesecake Factory	Greensboro, NC	50%	9,156	2,330	1,191	Fall-16	10.8%
Friendly Center - Shops	Greensboro, NC	50%	12,765	2,546	1,931	Fall-16	8.1%
Mayfaire Town Center - Phase I	Wilmington, NC	100%	67,766	19,395	6,058	Spring-17	8.4%
			113,609	31,555	12,112
Community Center Expansions:
The Forum at Grandview - Expansion	Madison, MS	75%	24,516	5,486	1,589	Fall-16	8.5%
Hammock Landing - Expansion	West Melbourne, FL	50%	23,717	2,351	1,575	Fall-16	10.7%
			48,233	7,837	3,164

Mall Redevelopments:
College Square - JCP Redevelopment (Dick's/ULTA)	Morristown, TN	100%	90,879	14,881	7,534	Fall-16	7.6%
East Towne Mall (Planet Fitness/Shops)	Madison, WI	100%	27,692	2,142	983	Winter-16	12.1%
Hickory Point Mall (T.J. Maxx/Shops)	Forsyth, IL	100%	50,030	3,581	43	Fall-17	10.0%
Northpark Mall (Dunham's Sports)	Joplin, MO	100%	80,524	4,007	3,809	Fall-16	9.5%

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Expected Opening Date	Initial Unleveraged Yield
York Galleria - Partial JCP Redevelopment (H&M/Shops)	York, PA	100%	42,672	5,597	205	Winter-16	7.8%
York Galleria - Partial JCP Redevelopment (Gold's Gym/Shops)	York, PA	100%	40,832	5,658	115	Spring-17	12.8%
			332,629	35,866	12,689

Total Properties Under Development			852,227	$145,184	$48,703

(1) Total Cost is presented net of reimbursements to be received.
(2) Cost to Date does not reflect reimbursements until they are received.

Construction continues on The Outlet Shoppes at Laredo, our 65/35 joint venture with Horizon. The leasing is nearing 80% and includes tenants such as Michael Kors, Brooks Brothers, Nike, Under Armour and Puma.
We began construction in the third quarter on several redevelopments. These include the addition of T. J. Maxx at Hickory Point Mall and a Planet Fitness that will open by year-end at East Towne Mall.
Additionally, anchor redevelopment projects are under construction at several malls. These projects involve former department stores, which afford us the opportunity to revitalize these spaces with a new mix of tenants and enhance the value of our properties. We proactively negotiated a lease termination last year to obtain the former JC Penney space at College Square. We are replacing a former Shopko with a Dunham's Sporting Goods store at Northpark Mall and redeveloping the former JC Penney at York Galleria, which will include Gold's Gym, H&M and additional stores and restaurants.
We own land and hold options to acquire certain development properties owned by third parties.  Except for the projects presented above, we do not have any other material capital commitments as of September 30, 2016.
Acquisitions and Dispositions
See Note 4 and Note 5 to the condensed consolidated financial statements for a description of our acquisition and disposition activity related to consolidated and unconsolidated affiliates.
Off-Balance Sheet Arrangements
Unconsolidated Affiliates
We have ownership interests in 17 unconsolidated affiliates as of September 30, 2016 that are described in Note 5 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as “Investments in Unconsolidated Affiliates.”  The following are circumstances when we may consider entering into a joint venture with a third party:

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

The following table represents our guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 (in thousands):

	As of September 30, 2016							Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership		Maximum Guaranteed Amount	Debt Maturity Date (1)		9/30/2016	12/31/2015
West Melbourne I, LLC - Phase I	50%	$42,997	20%	(2)	$8,599	Feb-2018	(3)	$86	$99
West Melbourne I, LLC - Phase II	50%	16,617	20%	(2)	3,323	Feb-2018	(3)	33	87
Port Orange I, LLC	50%	58,138	20%	(2)	11,628	Feb-2018	(3)	116	148
Fremaux Town Center JV, LLC - Phase I	65%	—	—%	(4)	—	Aug-2016		—	62
Fremaux Town Center JV, LLC - Phase II	65%	—	—%	(4)	—	Aug-2016		—	161
Ambassador Town Center JV, LLC	65%	—	—%	(4)	—	Dec-2017		—	462
Ambassador Infrastructure, LLC	65%	11,700	100%	(5)	11,700	Dec-2017	(6)	177	177
			Total guaranty liability					$412	$1,196

(1)	Excludes any extension options.

(2)	The guaranty was reduced from 25% to 20% when the loan was modified and extended in February 2016. See Note 5 to the condensed consolidated financial statements.

(3)	The loan has a one-year extension option, which is at the unconsolidated affiliate's election, for an outside maturity date of February 2019.

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
We have guaranteed the lease performance of YTC, an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22.0 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to $10.0 million. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $14.8 million as of September 30, 2016.  We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty.  We did not include an obligation for this guaranty because we determined that the fair value of the guaranty was not material as of September 30, 2016 and December 31, 2015.
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

There have been no material changes to these policies and estimates during the nine months ended September 30, 2016. Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
FFO, as adjusted, for the three and nine months ended September 30, 2016 grew 1.8% and 6.8%, respectively, to $0.57 and $1.72 per share compared to the prior-year periods. The increase in FFO, as adjusted, for the three and nine month periods ended September 30, 2016, was primarily due to rent growth and occupancy increases in the same-center pool as well as contributions from new developments and interest rate savings. This growth was partially offset by dilution from asset sales completed year-to-date.
FFO, as adjusted, during the three months ended September 30, 2016, excludes $0.7 million of nonrecurring professional fees expense, $0.6 million of litigation expense, $1.1 million of equity in losses from the disposals of unconsolidated affiliates and $1.4 million of non-cash default interest expense. Additionally, during the nine months ended September 30, 2016, we recognized a $54.5 million increase in equity earnings, of which $27.9 million related to the foreclosure of the loan secured by Gulf Coast Town Center and $26.4 million related to the sale of our 50% interest in Triangle Town Center; $2.3 million of litigation expense and $1.8 million of nonrecurring professional fees expense. During the three months ended September 30, 2015, we recognized $0.3 million of expense related to a litigation settlement and a $0.3 million gain on extinguishment of debt. Additionally, during the nine months ended September 30, 2015 we recognized a $16.6 million gain on investment related to the sale of marketable securities, a $0.3 million gain on extinguishment of debt and received income of $1.3 million, net of related expense, as a partial settlement of ongoing litigation. Considering the significance and nature of these items, we believe it is important to identify the impact of these changes on our FFO measures for a reader to have a complete understanding of our results of operations. Therefore, we have also presented FFO, as adjusted, excluding these items.
The reconciliation of net income (loss) attributable to common shareholders to FFO allocable to Operating Partnership common unitholders is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to common shareholders	$(10,164)	$26,346	$70,383	$91,959
Noncontrolling interest in income of Operating Partnership	(1,372)	4,665	12,056	15,783
Depreciation and amortization expense of:
Consolidated properties	71,794	74,045	220,505	221,550
Unconsolidated affiliates	10,756	10,734	29,090	31,354
Non-real estate assets	(838)	(711)	(2,397)	(2,284)
Noncontrolling interests' share of depreciation and amortization	(2,237)	(2,154)	(6,685)	(6,936)
Loss on impairment, net of tax	51,812	884	114,990	3,665
Gain on depreciable property, net of tax	(8,685)	(2,849)	(44,206)	(15,045)
FFO allocable to Operating Partnership common unitholders	111,066	110,960	393,736	340,046
Litigation settlements, net of related expenses (1)	601	325	2,308	(1,329)
Nonrecurring professional fees expense (1)	662	—	1,781	—
Gain on investment	—	—	—	(16,560)
Equity in (earnings) losses from disposals of unconsolidated affiliates	1,145	—	(54,485)	—
Non-cash default interest expense	1,374	—	1,374	—
Gain on extinguishment of debt	6	—	—	(256)
FFO allocable to Operating Partnership common unitholders, as adjusted	$114,854	$111,285	$344,714	$321,901

FFO per diluted share	$0.56	$0.56	$1.97	$1.70

FFO, as adjusted, per diluted share	$0.57	$0.56	$1.72	$1.61

Weighted-average common and potential dilutive common shares outstanding with Operating Partnership units fully converted	200,004	199,751	199,992	199,758

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

The reconciliation of diluted EPS to FFO per diluted share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Diluted EPS attributable to common shareholders	$(0.06)	$0.15	$0.41	$0.54
Eliminate amounts per share excluded from FFO:
Depreciation and amortization expense, including amounts from consolidated properties, unconsolidated affiliates, non-real estate assets and excluding amounts allocated to noncontrolling interests	0.40	0.42	1.21	1.22
Loss on impairment	0.26	—	0.57	0.01
Gain on depreciable property, net of tax	(0.04)	(0.01)	(0.22)	(0.07)
FFO per diluted share	$0.56	$0.56	$1.97	$1.70

The reconciliations of FFO allocable to Operating Partnership common unitholders to FFO allocable to common shareholders, including and excluding the net litigation settlements, gain on investment and gain on extinguishment of debt, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
FFO allocable to Operating Partnership common unitholders	$111,066	$110,960	$393,736	$340,046
Percentage allocable to common shareholders (1)	85.39%	85.35%	85.38%	85.35%
FFO allocable to common shareholders	$94,839	$94,704	$336,172	$290,229

FFO allocable to Operating Partnership common unitholders, as adjusted	$114,854	$111,285	$344,714	$321,901
Percentage allocable to common shareholders (1)	85.39%	85.35%	85.38%	85.35%
FFO allocable to common shareholders, as adjusted	$98,074	$94,982	$294,317	$274,743

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

Interest Rate Risk

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at September 30, 2016, a 0.5% increase or decrease in interest rates on variable-rate debt would decrease or increase annual cash flows by approximately $6.8 million and $2.1 million, respectively, and increase or decrease annual interest expense, after the effect of capitalized interest, by approximately $6.7 million and $2.0 million, respectively.

Based on our proportionate share of total consolidated and unconsolidated debt at September 30, 2016, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $77.3 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $80.4 million.

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
On May 27, 2016, Tommy French filed a putative class action in the United States District Court for the Eastern District of Tennessee on behalf of himself and all persons who purchased our common stock between August 8, 2013 and May 24, 2016. Two additional suits were filed shortly thereafter with similar allegations. On June 9, 2016, The Allan J. and Sherry R. Potts Living Trust filed a putative class action in the same Court on behalf of the trust and all persons who purchased our common stock between August 8, 2013 and May 24, 2016, and on June 24, 2016, International Union of Painters & Allied Trades District Council No. 35 Pension Plan filed another putative class action in the same Court on behalf of itself and all persons who purchased our common stock between August 9, 2011 and May 24, 2016, containing similar allegations. On July 26, 2016, motions were submitted to the Court for the consolidation of these three cases, as well as for the appointment of a lead plaintiff. On September 26, 2016, the Court granted the motion, consolidated the cases into one action, and appointed the New Mexico Educational Retirement Board as lead plaintiff and its counsel, Bernstein Liebhard, as lead counsel. The Court granted the lead plaintiff 60 days to file a consolidated amended complaint, and once filed, the Company will file a response. The previously filed complaints are all based on substantially similar allegations that certain of the Company’s financing arrangements were obtained through fraud and/or misrepresentation, and that we and certain of our officers and directors made materially misleading statements to the market by failing to disclose material information concerning these alleged misrepresentations, and concerning the supposed involvement by insiders of the Company in alleged trading in the Company’s stock by a United States senator on the basis of material nonpublic information. Based on these allegations, these complaints assert claims for violation of the securities laws and seek a variety of relief, including unspecified monetary damages as well as costs and attorneys’ fees. We believe these complaints are without merit and intend to defend ourselves vigorously.
On July 29, 2016, Henry Shebitz filed a shareholder derivative suit in the Chancery Court for Hamilton County, Tennessee alleging that our directors, three former directors and certain current and former officers breached their fiduciary duties by causing us to make materially misleading statements to the market by failing to disclose material information concerning these alleged misrepresentations, and concerning the supposed involvement by insiders of the Company in alleged trading in the Company’s stock by a United States senator on the basis of material nonpublic information. The complaint further alleges that certain of our current and former officers and directors improperly engaged in transactions in the Company’s stock while in possession of material nonpublic information concerning the Company’s alleged misleading statements. The complaint purports to seek relief on behalf of us for unspecified damages as well as costs and attorneys’ fees. We believe that this complaint is without merit and intends to defend against it vigorously.

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
ITEM 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
July 1–31, 2016	392	$10.79	—	$—
August 1–31, 2016	—	—	—	—
September 1–30, 2016	1,732	12.09	—	—
Total	2,124	$11.85	—	$—

(1)	Represents shares surrendered to the Company by employees to satisfy federal and state income tax requirements related to the vesting of shares of restricted stock.

(2)
Does not include any activity under the $200 million common stock repurchase program approved by the Company's Board of Directors in July 2015, pursuant to which no shares were repurchased during the quarter. This program expired in August 2016.

(3)
Represents the market value of the common stock on the vesting date for the shares of restricted stock, which was used to determine the number of shares required to be surrendered to satisfy income tax withholding requirements.

Operating Partnership Units
During the three months ended September 30, 2016, the Operating Partnership elected to pay $11.6 million in cash to one holder of 950,000 common units who exercised its conversion rights.
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

Date: November 8, 2016

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