Form 10-K
period 2016-12-31
CBL & ASSOCIATES PROPERTIES INC; CBL & ASSOCIATES LIMITED PARTNERSHIP
filed 2017-03-01
CIK 910612, 915140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

The aggregate market value of the 167,103,845 shares of CBL & Associates Properties, Inc.'s common stock held by non-affiliates of the registrant as of June 30, 2016 was $1,555,736,797, based on the closing price of $9.31 per share on the New York Stock Exchange on June 30, 2016. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)

As of February 23, 2017, 171,093,419 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CBL & Associates Properties, Inc.’s Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2016 of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the "Company" mean CBL & Associates Properties, Inc. and its subsidiaries. References to the "Operating Partnership" mean CBL & Associates Limited Partnership and its subsidiaries. The terms "we," "us" and "our" refer to the Company or the Company and the Operating Partnership collectively, as the context requires.
The Company is a real estate investment trust ("REIT") whose stock is traded on the New York Stock Exchange. The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At December 31, 2016, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 84.8% limited partner interest for a combined interest held by the Company of 85.8%.
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

•	information concerning unregistered sales of equity securities and use of proceeds in Item 5 of Part II of this report;

•	selected financial data in Item 6 of Part II of this report;

•	controls and procedures in Item 9A of this report; and

•	certifications of the Chief Executive Officer and Chief Financial Officer included as Exhibits 31.1 through 32.4.

Cautionary Statement Regarding Forward-Looking Statements
Certain statements included or incorporated by reference in this Annual Report on Form 10-K may be deemed “forward looking statements” within the meaning of the federal securities laws.  All statements other than statements of historical fact should be considered to be forward-looking statements. In many cases, these forward looking statements may be identified by the use of words such as “will,” “may,” “should,” “could,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “projects,” “goals,” “objectives,” “targets,” “predicts,” “plans,” “seeks,” and variations of these words and similar expressions.  Any forward-looking statement speaks only as of the date on which it is made and is qualified in its entirety by reference to the factors discussed throughout this report.
Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained.  It is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties. In addition to the risk factors discussed in Part I, Item 1A of this report, such known risks and uncertainties include, without limitation:

•	general industry, economic and business conditions;

•	interest rate fluctuations;

•	costs and availability of capital and capital requirements;

•	costs and availability of real estate;

•	inability to consummate acquisition opportunities and other risks associated with acquisitions;

•	competition from other companies and retail formats;

•	changes in retail demand and rental rates in our markets;

•	shifts in customer demands;

•	tenant bankruptcies or store closings;

•	changes in vacancy rates at our Properties;

•	changes in operating expenses;

•	changes in applicable laws, rules and regulations;

•	sales of real property;

•	cyber-attacks or acts of cyber-terrorism;

•	changes in our credit ratings;

•
the ability to obtain suitable equity and/or debt financing and the continued availability of financing, in the amounts and on the terms necessary to support our future refinancing requirements and business; and

•	other risks referenced from time to time in filings with the Securities and Exchange Commission (“SEC”) and those factors listed or incorporated by reference into this report.

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
We conduct substantially all of our business through CBL & Associates Limited Partnership (the "Operating Partnership"), which is a variable interest entity ("VIE"). We are the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. CBL Holdings I, Inc. is the sole general partner of the Operating Partnership. At December 31, 2016, CBL Holdings I, Inc. owned a 1.0% general partner interest and CBL Holdings II, Inc. owned an 84.8% limited partner interest in the Operating Partnership, for a combined interest held by us of 85.8%.
As of December 31, 2016, we owned interests in the following Properties:

	Malls (1)	Associated Centers	Community Centers	Office Buildings		Total
Consolidated Properties	65	20	4	7	(2)	96
Unconsolidated Properties (3)	9	3	5	—		17
Total	74	23	9	7		113

(1)	Category consists of regional malls, open-air centers and outlet centers (including one mixed-use center) (the "Malls").

(2)
Includes our two corporate office buildings and two office buildings classified as held for sale as of December 31, 2016. See Note 4 and Note 19 to the consolidated financial statements for more information.

(3)	The Operating Partnership accounts for these investments using the equity method because one or more of the other partners have substantive participating rights.
At December 31, 2016, we had interests in the following consolidated Properties under development ("Construction Properties"):

Malls
Development	1
Expansions	3
Redevelopments	3
We also hold options to acquire certain development properties owned by third parties.
As of December 31, 2016, we owned mortgages on five Properties, each of which is collateralized by either a first mortgage, a second mortgage or by assignment of 100% of the ownership interests in the underlying real estate and related improvements (the “Mortgages”).

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
The Management Company manages all but ten of the Properties. Governor’s Square and Governor’s Square Plaza in Clarksville, TN, Kentucky Oaks Mall in Paducah, KY, Fremaux Town Center in Slidell, LA and Ambassador Town Center in Lafayette, LA are all owned by unconsolidated joint ventures and are managed by a property manager that is affiliated with the third party partner, which receives a fee for its services. The third party partner of each of these Properties controls the cash flow distributions, although our approval is required for certain major decisions.  The Outlet Shoppes at Oklahoma City in Oklahoma City, OK, The Outlet Shoppes at Gettysburg in Gettysburg, PA, The Outlet Shoppes at El Paso in El Paso, TX, The Outlet Shoppes at Atlanta in Woodstock, GA and The Outlet Shoppes of the Bluegrass in Simpsonville, KY are owned by consolidated joint ventures and managed by a property manager that is affiliated with the third party partner, which receives a fee for its services.
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
The following terms used in this Annual Report on Form 10-K will have the meanings described below:

▪	GLA – refers to gross leasable area of retail space in square feet, including Anchors and Mall tenants.

▪	Anchor – refers to a department store, other large retail store or theater greater than or equal to 50,000 square feet.

▪	Junior Anchor - non-traditional department store, retail store or theater comprising more than 20,000 square feet and less than 50,000 square feet.

▪	Freestanding – Property locations that are not attached to the primary complex of buildings that comprise the mall shopping center.

▪	Outparcel – land used for freestanding developments, such as retail stores, banks and restaurants, which are generally on the periphery of the Properties.

▪	2023 Notes - $450 million of senior unsecured notes issued by the Operating Partnership in November 2013 that bear interest at 5.25% and mature on December 1, 2023.

▪	2024 Notes - $300 million of senior unsecured notes issued by the Operating Partnership in October 2014 that bear interest at 4.60% and mature on October 15, 2024.

▪
2026 Notes - $400 million of senior unsecured notes issued by the Operating Partnership in December 2016 that bear interest at 5.95% and mature on December 15, 2026 (and, collectively with the 2023 Notes and 2024 Notes, the "Notes"). See Note 6 to the consolidated financial statements for additional information on the Notes.

Significant Markets and Tenants
Top Five Markets
Our top five markets, based on percentage of total revenues, were as follows for the year ended December 31, 2016:

Market	Percentage of Total Revenues
St. Louis, MO	7.7%
Chattanooga, TN	4.3%
Lexington, KY	3.6%
Madison, WI	3.4%
Laredo, TX	2.6%

Top 25 Tenants
Our top 25 tenants based on percentage of total revenues were as follows for the year ended December 31, 2016:

	Tenant	Number of Stores	Square Feet	Percentage of Total Annualized Revenues (1)
1	L Brands, Inc. (2)	143	814,777	3.59%
2	Signet Jewelers Limited (3)	199	290,527	2.93%
3	Ascena Retail Group, Inc. (4)	193	979,572	2.45%
4	Foot Locker, Inc.	120	542,662	2.40%
5	AE Outfitters Retail Company	71	441,331	1.94%
6	Dick's Sporting Goods, Inc. (5)	27	1,534,783	1.72%
7	Genesco Inc. (6)	177	284,764	1.69%
8	The Gap, Inc.	60	679,341	1.55%
9	Luxottica Group, S.P.A. (7)	110	240,862	1.23%
10	Express Fashions	40	332,070	1.21%
11	Forever 21 Retail, Inc.	23	460,658	1.20%
12	Finish Line, Inc.	51	269,844	1.10%
13	Abercrombie & Fitch, Co.	49	333,198	1.10%
14	The Buckle, Inc.	47	244,767	1.03%
15	JC Penney Company, Inc. (8)	53	6,250,809	1.01%
16	Charlotte Russe Holding, Inc.	49	312,350	1.00%
17	Aeropostale, Inc. (9)	54	208,286	0.88%
18	H&M	32	656,828	0.86%
19	Shoe Show, Inc.	44	568,404	0.82%
20	The Children's Place Retail Stores, Inc.	55	240,246	0.79%
21	New York & Company, Inc.	35	235,583	0.78%
22	Cinemark	9	496,674	0.77%
23	Best Buy Co., Inc. (10)	50	459,864	0.77%
24	Claire's Stores, Inc.	97	122,811	0.77%
25	Barnes & Noble Inc.	19	579,660	0.75%
		1,807	17,580,671	34.34%

(1)	Includes the Company's proportionate share of revenues from unconsolidated affiliates based on our ownership percentage in the respective joint venture and any other applicable terms.
(2)	L Brands, Inc. operates Victoria's Secret, PINK, White Barn Candle and Bath & Body Works.
(3)
Signet Jewelers Limited operates Kay Jewelers, Marks & Morgan, JB Robinson, Shaw's Jewelers, Osterman's Jewelers, LeRoy's Jewelers, Jared Jewelers, Belden Jewelers, Ultra Diamonds, Rogers Jewelers, Zale, Peoples and Piercing Pagoda.

(4)	Ascena Retail Group, Inc. operates Justice, Dressbarn, Maurices, Lane Bryant, Catherines, Ann Taylor, LOFT, and Lou & Grey.
(5)	Dick's Sporting Goods, Inc. operates Dick's Sporting Goods, Golf Galaxy and Field & Stream stores.
(6)	Genesco Inc. operates Journey's, Underground by Journey's, Shi by Journey's, Johnston & Murphy, Hat Shack, Lids, Hat Zone, and Clubhouse stores.
(7)	Luxottica Group, S.P.A. operates Lenscrafters, Sunglass Hut, and Pearle Vision.
(8)	JC Penney Co., Inc. owns 30 of these stores.
(9)	The above chart includes 10 Aeropostale stores that were terminated effective December 31, 2016.
(10)	Best Buy Co., Inc. operates Best Buy and Best Buy Mobile.

Growth Strategy
Our objective is to achieve growth in funds from operations ("FFO") (see page 77 for a discussion of funds from operations) and reduce our overall cost of debt and equity by maximizing same-center net operating income ("NOI"), total earnings before income taxes, depreciation and amortization ("EBITDA") and cash flows through a variety of methods as further discussed below.
FFO and same-center NOI are non-GAAP measures. For a description of same-center NOI, a reconciliation from net income to same-center NOI, and an explanation of why we believe this is a useful performance measure, see Non-GAAP Measure - Same-center Net Operating Income in “Results of Operations.” For a description of FFO, a reconciliation from net income attributable to common shareholders to FFO allocable to Operating Partnership common unitholders, and an explanation of why we believe this is a useful performance measure, see Non-GAAP Measure - Funds from Operations within the "Liquidity and Capital Resources" section.
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
Redevelopments
Redevelopments represent situations where we capitalize on opportunities to add incremental square footage or increase the productivity of previously occupied space through aesthetic upgrades, retenanting and/or changing the use of the space. Many times, redevelopments result from acquiring possession of Anchor space (such as former Sears and JC Penney stores) and subdividing it into multiple spaces. The following presents the redevelopments we completed during 2016 and those under construction at December 31, 2016 (dollars in thousands):

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Actual/ Expected Opening Date	Initial Unleveraged Yield
Completed in 2016:
Mall Redevelopments:
College Square - JCP Redevelopment (Dick's/ULTA)	Morristown, TN	100%	84,842	$14,881	$9,334	Oct-16	7.6%
CoolSprings Galleria - Sears Redevelopment (American Girl, Cheesecake Factory)	Nashville, TN	50%	208,976	32,307	36,505	May-16	7.2%
East Towne Mall (Planet Fitness / Shops)	Madison, WI	100%	27,692	2,142	2,560	Nov-16	12.1%
Northpark Mall (Dunham's Sports)	Joplin, MO	100%	80,524	4,007	4,274	Nov-16	9.5%
Oak Park Mall - Self Development	Overland Park, KS	50%	6,735	1,230	1,216	Jul/Aug-16	8.2%
Randolph Mall - JCP Redevelopment (Ross/ULTA) (3)	Asheboro, NC	100%	33,796	4,513	4,257	May/Jul-16	7.8%
Total Redevelopment Completed			442,565	$59,080	$58,146

Currently under construction:
Mall Redevelopments:
College Square - Partial Belk Redevelopment (Planet Fitness)	Morristown, TN	100%	20,000	$1,549	$21	Spring-17	9.9%
Hickory Point Mall (T.J. Maxx/Shops)	Forsyth, IL	100%	50,030	3,581	110	Fall-17	10.0%
York Galleria - Partial JCP Redevelopment - (H&M/Shops)	York, PA	100%	42,672	5,597	2,157	Spring-17	7.8%
York Galleria - Partial JCP Redevelopment (Gold's Gym/Shops)	York, PA	100%	40,832	5,658	2,118	Spring-17	12.8%
Total Redevelopments Under Construction			153,534	$16,385	$4,406

(1)	Total Cost is presented net of reimbursements to be received.

(2)	Cost to Date does not reflect reimbursements until they are received.

(3)	This mall was sold in December 2016.

Renovations
Renovations usually include remodeling and upgrading existing facades, uniform signage, new entrances and floor coverings, updating interior décor, resurfacing parking lots and improving the lighting of interiors and parking lots. Renovations can result in attracting new retailers, increased rental rates, sales and occupancy levels and maintaining the Property's market dominance. Our 2016 renovation program included approximately $7.0 million, at our share, of a $13.8 million renovation at CoolSprings Galleria in Nashville, TN as well as other eco-friendly green renovations. In total, we invested $11.9 million in renovations in 2016. The total investment in the renovations that are scheduled for 2017 is projected to be $11.1 million, which primarily is for floor renovations at East Towne Mall in Madison, WI and Asheville Mall in Asheville, NC.
Development of New Retail Properties and Expansions
In general, we seek development opportunities in middle-market trade areas that we believe are under-served by existing retail operations. These middle-markets must also have strong demographics to provide the opportunity to effectively maintain a competitive position. The following presents the new development we opened during 2016 and the development under construction at December 31, 2016 (dollars in thousands):

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Actual/Expected Opening Date	Initial Unleveraged Yield
Completed in 2016:
Community Center:
Ambassador Town Center	Lafayette, LA	65%	431,139	$40,295	$34,906	Apr-16	8.5%

Currently under construction:
Outlet Center:
The Outlets Shoppes at Laredo	Laredo, TX	65%	357,756	$69,926	$57,056	Spring-17	9.6%

(1)	Total Cost is presented net of reimbursements to be received.

(2)	Cost to Date does not reflect reimbursements until they are received.

We can also generate additional revenues by expanding a Property through the addition of large retail formats and Mall stores, including restaurants and entertainment venues. An expansion also protects the Property's competitive position within its market. The following tables present the expansions we completed during 2016 and those under construction at December 31, 2016 (dollars in thousands):

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Actual Opening Date	Initial Unleveraged Yield
Completed in 2016:
Mall Expansions:
Dakota Square Mall - Expansion	Minot, ND	100%	23,922	$7,284	$6,083	Nov-16	7.5%
Friendly Center - Cheesecake Factory	Greensboro, NC	50%	9,156	2,365	1,727	Oct-16	10.4%
Friendly Center - Shops	Greensboro, NC	50%	12,765	2,540	1,960	Nov-16	8.4%
Hamilton Place - Theatre	Chattanooga, TN	90%	30,169	4,868	3,511	Sep-16	9.1%
Kirkwood Mall - Self Development (Panera Bread, Verizon, Caribou Coffee)	Bismarck, ND	100%	12,570	3,702	4,210	Mar-16	10.5%
			88,582	20,759	17,491

Community Center Expansions:
The Forum at Grandview - Expansion	Madison, MS	75%	24,516	5,598	4,135	Dec-16	8.5%
Hammock Landing - Expansion	West Melbourne, FL	50%	23,717	2,431	1,659	Nov-16	10.7%
High Pointe Commons (Petco) (3)	Harrisburg, PA	50%	12,885	1,012	820	Sep-16	10.5%
			61,118	9,041	6,614

Total Expansions Opened			149,700	$29,800	$24,105

(1)	Total Cost is presented net of reimbursements to be received.

(2)	Cost to Date does not reflect reimbursements until they are received.

(3)	This community center was sold in September 2016.

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Expected Opening Date	Initial Unleveraged Yield
Currently under construction:
Mall Expansions:
Kirkwood Mall - Lucky 13	Bismarck, ND	100%	6,500	$3,200	$751	Summer-17	7.6%
Mayfaire Town Center - Phase I	Wilmington, NC	100%	67,766	19,395	9,108	Spring-17	8.4%
Parkdale Mall - Restaurant Addition	Beaumont, TX	100%	4,700	1,277	5	Winter-17	10.7%
Total Expansions Under Development			78,966	23,872	9,864

(1)	Total Cost is presented net of reimbursements to be received.

(2)	Cost to Date does not reflect reimbursements until they are received.
Shadow Development Pipeline
We are continually pursuing new development opportunities and have projects in various stages of pre-development. Our shadow pipeline consists of projects for Properties on which we have completed initial project analysis and design but which have not commenced construction as of December 31, 2016. Subsequent to December 31, 2016, we acquired five Sears' locations, which were then leased back to Sears, and four Macy's locations. See Note 19 to the consolidated financial statements for more information. These Properties will be redeveloped in the future.
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
Recent Developments
New Developments
In the second quarter of 2016, we formed a 65/35 joint venture, Laredo Outlet JV, LLC, to develop The Outlet Shoppes at Laredo in Laredo, TX. We initially contributed $7.7 million, which consisted of a cash contribution of $2.4 million and our interest in a note receivable of $5.3 million, and the third party partner contributed $10.7 million, which included land and construction costs to date. We contributed 100% of the capital to fund the project until the pro rata 65% contribution of $19.8 million was reached in the third quarter of 2016. All subsequent future contributions will be funded on a 65/35 pro rata basis.
Dispositions
We completed the disposition of interests in seven malls, two associated centers, four community centers and five office buildings in 2016 for an aggregate gross sales price of $414.0 million. After loan repayment or assumption by buyer, commissions and closing costs, the sales generated an aggregate $340.0 million of net proceeds ($252.9 million at our share). Additionally, we sold our 50% interest in an unconsolidated affiliate to a new unconsolidated joint venture, in which we have a 10% ownership interest, as described in Note 5 to the consolidated financial statements. We also returned one mall to the lender in satisfaction of the non-recourse debt secured by the Property and recognized a gain on sale of real estate assets of approximately $26.1 million, at our share, from outparcel sales. As of December 31, 2016, we have classified two office buildings as held for sale that were sold subsequent to December 31, 2016. See Note 4, Note 5, Note 6 and Note 19 to the consolidated financial statements for additional information on these dispositions.
Impairment Losses
During the year ended December 31, 2016, we recorded a loss on impairment totaling $116.8 million, which primarily consists of $96.7 million related to 2016 Property dispositions, $15.4 million attributable to two malls that are in foreclosure and $3.8 million related to two office buildings that are classified as held for sale as of December 31, 2016. See Note 4, Note 15 and Note 19 to the consolidated financial statements for further details.
Gain on Investments
In the fourth quarter of 2016, we received $15.5 million upon the redemption of our 6.2% noncontrolling interest in subsidiaries of Jinsheng Group (“Jinsheng”), an established mall operating and real estate development company located in Nanjing, China and recorded a gain on investment of $10.1 million. We had previously recorded an other-than-temporary impairment of $5.3 million related to this investment in 2009 upon the decline of China's real estate market. This gain was partially offset by a loss of $2.6 million related to the redemption of our ownership interest in a consolidated joint venture that was redeemed in the fourth quarter of 2016 for $3.8 million. See Note 5 and Note 8 to the consolidated financial statements for more information.

Financing and Capital Markets Activity
We made substantial progress during 2016 in our strategy to build a high-quality unencumbered pool of Properties in addition to balancing our leverage structure. Highlights of financing and capital markets activity for the year ended December 31, 2016 include the following:

•	completed a $400 million unsecured bond issuance at a fixed-rate of 5.95%, utilizing proceeds to reduce balances on our unsecured lines of credit;

•	retired $210.1 million in mortgage loans, at our share, which added eight Properties to our unencumbered pool, resulting in over 48% of our total consolidated NOI being unencumbered at year-end;

•	completed $162.1 million in loan restructurings, at our share, reducing the weighted-average interest rate to 4.75% from 6.36%, on four property-level loans; and

•	disposed of interests in Properties as noted above, generating aggregate net proceeds of over $340 million, which were primarily used to reduce the balances on our unsecured lines of credit.
Equity
Common Stock and Common Units
Our authorized common stock consists of 350,000,000 shares at $0.01 par value per share. We had 170,792,645 and 170,490,948 shares of common stock issued and outstanding as of December 31, 2016 and 2015, respectively. The Operating Partnership had 199,085,032 and 199,748,131 common units outstanding as of December 31, 2016 and 2015, respectively.
Preferred Stock
Our authorized preferred stock consists of 15,000,000 shares at $0.01 par value per share. See Note 7 to the consolidated financial statements for a description of our outstanding cumulative redeemable preferred stock.
Financial Information About Segments
See Note 11 to the consolidated financial statements for information about our reportable segments.
Employees
CBL does not have any employees other than its statutory officers.  Our Management Company currently has 586 full-time and 111 part-time employees. None of our employees are represented by a union.
 Corporate Offices
Our principal executive offices are located at CBL Center, 2030 Hamilton Place Boulevard, Suite 500, Chattanooga, Tennessee, 37421 and our telephone number is (423) 855-0001.
 Available Information
There is additional information about us on our web site at cblproperties.com. Electronic copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge by visiting the “investor relations” section of our web site. These reports are posted as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. The information on our web site is not, and should not be considered, a part of this Form 10-K.

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
RISKS RELATED TO REAL ESTATE INVESTMENTS
Real property investments are subject to various risks, many of which are beyond our control, which could cause declines in the operating revenues and/or the underlying value of one or more of our Properties.
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

•
delays or cost increases associated with the opening of new properties or redevelopment and expansion of properties, due to higher than estimated construction costs, cost overruns, delays in receiving zoning, occupancy or other governmental approvals, lack of availability of materials and labor, weather conditions, and similar factors which may be outside our ability to control;

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

•
any inability to obtain sufficient financing (including construction financing, permanent debt, unsecured notes issuances, lines of credit and term loans), or the inability to obtain such financing on commercially favorable terms, to fund repayment of maturing loans, new developments, acquisitions, and property redevelopments, expansions and renovations which otherwise would benefit our Properties; and

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
Moreover, there are some limitations under federal income tax laws applicable to REITs that limit our ability to sell assets. In addition, because many of our Properties are mortgaged to secure our debts, we may not be able to obtain a release of a lien on a mortgaged Property without the payment of the associated debt and/or a substantial prepayment penalty, which restricts our ability to dispose of a Property, even though the sale might otherwise be desirable. Furthermore, the number of prospective buyers interested in purchasing shopping centers is limited. Therefore, if we want to sell one or more of our Properties, we may not be able to dispose of it in the desired time period and may receive less consideration than we originally invested in the Property.
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
We own partial interests in 16 malls, 7 associated centers, 8 community centers and 2 office buildings. Governor’s Square and Governor’s Plaza in Clarksville, TN; Kentucky Oaks Mall in Paducah, KY; Fremaux Town Center in Slidell, LA and Ambassador Town Center in Lafayette, LA are all owned by unconsolidated joint ventures and are managed by a property manager that is affiliated with the third party partner, which receives a fee for its services. The third party partner of each of these Properties controls the cash flow distributions, although our approval is required for certain major decisions.  The Outlet Shoppes at Oklahoma City in Oklahoma City, OK; The Outlet Shoppes at Gettysburg in Gettysburg, PA; The Outlet Shoppes at El Paso in El Paso, TX; The Outlet Shoppes at Atlanta in Woodstock, GA and The Outlet Shoppes of the Bluegrass in Simpsonville, KY are owned by consolidated joint ventures and managed by a property manager that is affiliated with the third party partner, which receives a fee for its services.
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
We believe that our Properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. As of December 31, 2016, we have recorded in our consolidated financial statements a liability of $3.1 million related to potential future asbestos abatement activities at our Properties which are not expected to have a material impact on our financial condition or results of operations. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former Properties. Therefore, we have not recorded any liability related to hazardous or toxic substances. Nevertheless, it is possible that the environmental assessments available to us do not reveal all potential environmental liabilities. It is also possible that subsequent investigations will identify material contamination, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties has not been or will not be affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties or by third parties unrelated to us, the Operating Partnership or the relevant Property's partnership.
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
There are numerous shopping facilities that compete with our Properties in attracting retailers to lease space. In addition, retailers at our Properties face competition for customers from:

•	discount shopping centers;

•	outlet malls;

•	wholesale clubs;

•	direct mail;

•	television shopping networks; and

•	on-line shopping.
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
Additionally, in the event that our Properties are not fully occupied, we would be required to pay the portion of any operating, redevelopment or renovation expenses allocable to the vacant space(s) that would otherwise typically be paid by the residing tenant(s). Our cost recovery ratio was 99.6% for 2016.
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
We monitor events or changes in circumstances that could indicate the carrying value of a long-lived asset may not be recoverable.  When indicators of potential impairment are present that suggest that the carrying amounts of a long-lived asset may not be recoverable, we assess the recoverability of the asset by determining whether the asset’s carrying value will be recovered through the estimated undiscounted future cash flows expected from our probability weighted use of the asset and its eventual disposition. In the event that such undiscounted future cash flows do not exceed the carrying value, we adjust the carrying value of the long-lived asset to its estimated fair value and recognize an impairment loss.  The estimated fair value is calculated based on the following information, in order of preference, depending upon availability:  (Level 1) recently quoted market prices, (Level 2) market prices for comparable properties, or (Level 3) the present value of future cash flows, including estimated salvage value. Certain of our long-lived assets may be carried at more than an amount that could be realized in a current disposition transaction.  Projections of expected future operating cash flows require that we estimate future market rental income amounts subsequent to expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the Property, and the number of years the Property is held for investment, among other factors. As these assumptions are subject to economic and market uncertainties, they are difficult to predict and are subject to future events that may alter the assumptions used or management’s estimates of future possible outcomes. Therefore, the future cash flows estimated in our impairment analyses may not be achieved. For the year ended December 31, 2016, we recorded a loss on impairment of real estate totaling $116.8 million, which primarily consisted of $96.7 million related to 2016 Property dispositions, $15.4 million attributable to two malls that are in foreclosure and $3.8 million related to two office buildings that were classified as held for sale as of December 31, 2016 and were sold subsequent to year-end. See Note 4, Note 15 and Note 19 to the consolidated financial statements for further details.
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
We may face security breaches through cyber-attacks as well as other significant disruptions of our information technology (IT) networks and related systems, which could harm our business by disrupting our operations and compromising or corrupting confidential information, which could adversely impact our financial condition.
We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breech or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems) and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.
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
We carry a comprehensive blanket policy for general liability, property casualty (including fire, earthquake and flood) and rental loss covering all of the Properties, with specifications and insured limits customarily carried for similar properties. However, even insured losses could result in a serious disruption to our business and delay our receipt of revenue. Furthermore, there are some types of losses, including lease and other contract claims, as well as some types of environmental losses, that generally are not insured or are not economically insurable. If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a Property, as well as the anticipated future revenues from the Property. If this happens, we, or the applicable Property's partnership, may still remain obligated under guarantees provided to the lender for any mortgage debt or other financial obligations related to the Property.
The general liability and property casualty insurance policies on our Properties currently include coverage for losses resulting from acts of terrorism, whether foreign or domestic. While we believe that the Properties are adequately insured in accordance with industry standards, the cost of general liability and property casualty insurance policies that include coverage for acts of terrorism has risen significantly subsequent to September 11, 2001. The cost of coverage for acts of terrorism is currently mitigated by the Terrorism Risk Insurance Act (“TRIA”). In January 2015, Congress reinstated TRIA under the Terrorism Risk Insurance Program Reauthorization Act of 2015 ("TRIPRA") and extended the program through December 31, 2020. Under TRIPRA, the amount of terrorism-related insurance losses triggering the federal insurance threshold will be raised gradually from$100 million in 2015 to $200 million in 2020. Additionally, the bill increases insurers' co-payments for losses exceeding their deductibles, in annual steps, from 15% in 2015 to 20% in 2020. Each of these changes may have the effect of increasing the cost to insure against acts of terrorism for property owners, such as the Company, notwithstanding the other provisions of TRIPRA. Further, if TRIPRA is not continued beyond 2020 or is significantly modified, we may incur higher insurance costs and experience greater difficulty in obtaining insurance that covers terrorist-related damages. Our tenants may also have similar difficulties.
RISKS RELATED TO DEBT AND FINANCIAL MARKETS
A deterioration of the capital and credit markets could adversely affect our ability to access funds and the capital needed to refinance debt or obtain new debt.
We are significantly dependent upon external financing to fund the growth of our business and ensure that we meet our debt servicing requirements. Our access to financing depends on the willingness of lending institutions to grant credit to us and conditions in the capital markets in general. An economic recession may cause extreme volatility and disruption in the capital and credit markets. We rely upon our largest credit facilities as sources of funding for numerous transactions. Our access to these funds is dependent upon the ability of each of the participants to the credit facilities to meet their funding commitments. When markets are volatile, access to capital and credit markets could be disrupted over an extended period of time and many financial institutions may not have the available capital to meet their previous commitments. The failure of one or more significant participants to our credit facilities to meet their funding commitments could have an adverse effect on our financial condition and results of operations. This may make it difficult to obtain the financing we may need for future growth and/or to meet our debt service obligations as they mature. Although we have successfully obtained debt for refinancings and retirement of our maturing debt, acquisitions and the construction of new developments in the past, we cannot make any assurances as to whether we will be able to obtain debt in the future, or that the financing options available to us will be on favorable or acceptable terms.

Our indebtedness is substantial and could impair our ability to obtain additional financing.
At December 31, 2016, our total share of consolidated and unconsolidated debt outstanding was approximately $4,969.8 million, which represented approximately 63.0% of our total market capitalization at that time. Our total share of consolidated and unconsolidated debt maturing in 2017, 2018 and 2019, giving effect to all maturity extensions that are available at our election, was approximately $335.4 million, $697.0 million and $525.3 million, respectively. Additionally, we have $172.0 million of consolidated debt, which matured in 2016, related to two non-recourse loans that are in default and receivership. See Note 6 to the consolidated financial statements for more information. Our leverage could have important consequences. For example, it could:

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
As of December 31, 2016, our total share of consolidated and unconsolidated variable rate debt was $954.5 million. Increases in interest rates will increase our cash interest payments on the variable rate debt we have outstanding from time to time. If we do not have sufficient cash flow from operations, we might not be able to make all required payments of principal and interest on our debt, which could result in a default or have a material adverse effect on our financial condition and results of operations, and which might adversely affect our cash flow and our ability to make distributions to shareholders. These significant debt payment obligations might also require us to use a significant portion of our cash flow from operations to make interest and principal payments on our debt rather than for other purposes such as working capital, capital expenditures or distributions on our common equity.
Adverse changes in our credit ratings could negatively affect our borrowing costs and financing ability.
In May 2013, we received an investment grade rating of Baa3 with a stable outlook from Moody's Investors Service ("Moody’s") and an issuer default rating ("IDR") of BBB- with a stable outlook and a senior unsecured notes rating of BBB- from Fitch Ratings ("Fitch") in July 2013. In September 2015, we received a corporate rating of BBB- with a stable outlook from Standard & Poor's Rating Services ("S&P"). S&P also assigned a BBB- issue-level rating to the Operating Partnership's senior unsecured notes. However, there can be no assurance that we will be able to maintain these ratings. In 2013, we made a one-time irrevocable election to use our credit ratings to determine the interest rate on our three unsecured credit facilities. With this election and so long as we maintain our current credit ratings, borrowings under our three unsecured credit facilities, which were extended and modified in October 2015, bear interest at LIBOR plus 120 basis points. We also have two unsecured term loans that bear interest at LIBOR plus 135 and 150 basis points, respectively, based on our current credit ratings. If our credit ratings decline, our unsecured credit facilities would bear interest at LIBOR plus 155 basis points and the interest rate on our two unsecured term loans would bear interest at LIBOR plus 175 basis points and LIBOR plus 200 basis points, respectively, which would increase our borrowing costs. Additionally, a downgrade in our credit ratings may adversely impact our ability to obtain financing and limit our access to capital.
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
The financial covenants under the unsecured credit facilities require, among other things, that our debt to total asset value ratio, as defined in the agreements to our unsecured credit facilities, be less than 60%, that our ratio of unencumbered asset value to unsecured indebtedness, as defined, be greater than 1.60, that our ratio of unencumbered NOI to unsecured interest expense, as defined, be greater than 1.75, and that our ratio of earnings before EBITDA to fixed charges (debt service), as defined, be greater than 1.50. The financial covenants under the Notes also require, among other things, that our debt to total assets, as defined in the indenture governing the Notes, be less than 60%, that our ratio of total unencumbered assets to unsecured indebtedness, as defined, be greater than 150%, and that our ratio of consolidated income available for debt service to annual debt service charges, as defined, be greater than 1.50. For the 2023 Notes and the 2024 Notes, the financial covenants require that our ratio of secured debt to total assets, as defined, be less than 45% (40% on and after January 1, 2020). The financial covenants require that our ratio of secured debt to total assets, as defined, be less than 40% for the 2026 Notes. Compliance with each of these ratios is dependent upon our financial performance. The debt to total asset value ratio is based, in part, on applying a capitalization rate to EBITDA as defined in the agreements to our credit facilities. Based on this calculation method, decreases in EBITDA would result in an increased debt to total asset value ratio, assuming overall debt levels remain constant.
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
Our ability to meet our debt service obligations on, and to refinance, our indebtedness, including the Notes, and to fund our operations, working capital, acquisitions, capital expenditures and other important business uses, depends on our ability to generate sufficient cash flow in the future. To a certain extent, our cash flow is subject to general economic, industry, financial, competitive, operating, legislative, regulatory and other factors, many of which are beyond our control.

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
Under the federal bankruptcy law and comparable provisions of state fraudulent transfer laws, a guarantee, such as the limited guarantee provided by CBL or any future guarantee of the Notes issued by any subsidiary of the Operating Partnership, could be voided and required to be returned to the guarantor, or to a fund for the benefit of the creditors of the guarantor, if, among other things, the guarantor, at the time it incurred the indebtedness evidenced by its guarantee (i) received less than reasonably equivalent value or fair consideration for the incurrence of the guarantee and (ii) one of the following was true with respect to the guarantor:

•	the guarantor was insolvent or rendered insolvent by reason of the incurrence of the guarantee;

•	the guarantor was engaged in a business or transaction for which the guarantor's remaining assets constituted unreasonably small capital; or

•	the guarantor intended to incur, or believed that it would incur, debts beyond its ability to pay those debts as they mature.
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
Prior to the offering of each of the 2023 Notes, the 2024 Notes and the 2026 Notes, there was no public market for such Notes and we cannot be certain that an active trading market will ever develop for the Notes or, if one develops, will be maintained. Furthermore, we do not intend to apply for listing of the Notes on any securities exchange or for the inclusion of the Notes on any automated dealer quotation system. The underwriters informed us that they intend to make a market in the Notes. However, the underwriters may cease their market making at any time without notice to or the consent of existing holders of the Notes. The lack of a trading market could adversely affect a holder's ability to sell the Notes when desired, or at all, and the price at which a holder may be able to sell the Notes. The liquidity of the trading market, if any, and future trading prices of the Notes will depend on many factors, including, among other things, prevailing interest rates, our financial condition, liquidity, results of operations and prospects, the market for similar securities and the overall securities market, and may be adversely affected by unfavorable changes in these factors. It is possible that the market for the Notes will be subject to disruptions which may have a negative effect on the holders of the Notes, regardless of our financial condition, liquidity, results of operations or prospects.
RISKS RELATED TO GEOGRAPHIC CONCENTRATIONS
Since our Properties are located principally in the southeastern and midwestern United States, our financial position, results of operations and funds available for distribution to shareholders are subject generally to economic conditions in these regions.
Our Properties are located principally in the southeastern and midwestern United States. Our Properties located in the southeastern United States accounted for approximately 47.3% of our total revenues from all Properties for the year ended December 31, 2016 and currently include 34 malls, 12 associated centers, 9 community centers and 6 office buildings. Our Properties located in the midwestern United States accounted for approximately 30.2% of our total revenues from all Properties for the year ended December 31, 2016 and currently include 23 malls and 2 associated centers. Our results of operations and funds available for distribution to shareholders therefore will be subject generally to economic conditions in the southeastern and midwestern United States. While we already have Properties located in 7 states across the southwestern, northeastern and western regions, we will continue to look for opportunities to geographically diversify our portfolio in order to minimize dependency on any particular region; however, the expansion of the portfolio through both acquisitions and developments is contingent on many factors including consumer demand, competition and economic conditions.

Our financial position, results of operations and funds available for distribution to shareholders could be adversely affected by any economic downturn affecting the operating results at our Properties in the St. Louis, MO; Chattanooga, TN; Lexington, KY; Madison, WI; and Laredo, TX metropolitan areas, which are our five largest markets.
Our Properties located in the St. Louis, MO; Chattanooga, TN; Lexington, KY; Madison, WI; and Laredo, TX metropolitan areas accounted for approximately 7.7%, 4.3%, 3.6%, 3.4 and 2.6%, respectively, of our total revenues for the year ended December 31, 2016. No other market accounted for more than 2.6% of our total revenues for the year ended December 31, 2016. Our financial position and results of operations will therefore be affected by the results experienced at Properties located in these metropolitan areas.
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
There are certain provisions of Delaware law, our amended and restated certificate of incorporation, our Third Amended and Restated Bylaws (the "Bylaws"), and other agreements to which we are a party that may have the effect of delaying, deferring or preventing a third party from making an acquisition proposal for us. These provisions may also inhibit a change in control that some, or a majority, of our stockholders might believe to be in their best interest or that could give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares. These provisions and agreements are summarized as follows:

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

•
Supermajority Vote Required for Removal of Directors - Historically, our governing documents have provided that stockholders can only remove directors for cause and only by a vote of 75% of the outstanding voting stock. Last year, in light of a ruling by the Delaware Court of Chancery in a proceeding not involving the Company, our Board of Directors approved an amendment to our Bylaws to delete the “for cause” limitation on removal of the Company’s directors, and, based on our Board of Directors' recommendation, our shareholders approved a similar amendment to our Amended and Restated Certificate of Incorporation at the Company’s 2016 annual meeting. As a result of such actions, shareholders will be able to remove directors with or without cause, but only by a vote of 75% of the outstanding voting stock. This provision makes it more difficult to change the composition of our Board of Directors and may have the effect of encouraging persons considering unsolicited tender offers or other unilateral takeover proposals to negotiate with our Board of Directors rather than pursue non-negotiated takeover attempts.

•
Advance Notice Requirements for Stockholder Proposals – Our Bylaws establish advance notice procedures with regard to stockholder proposals relating to the nomination of candidates for election as directors or new business to be brought before meetings of our stockholders. These procedures generally require advance written notice of any such proposals, containing prescribed information, to be given to our Secretary at our principal executive offices not less than 90 days nor more than 120 days prior to the anniversary date of the prior year’s annual meeting. Alternatively, a stockholder (or group of stockholders) seeking to nominate candidates for election as directors pursuant to the proxy access provisions set forth in Section 2.8 of our Bylaws generally must provide advance written notice to our Secretary, containing information prescribed in the proxy access bylaw, not less than 120 days nor more than 150 days prior to the anniversary date of the prior year’s annual meeting.

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

•
Interests in Other Entities; Policies of the Board of Directors – Certain Property tenants are affiliated with members of our senior management. Our Bylaws provide that any contract or transaction between us or the Operating Partnership and one or more of our directors or officers, or between us or the Operating Partnership and any other entity in which one or more of our directors or officers are directors or officers or have a financial interest, must be approved by our disinterested directors or stockholders after the material facts of the relationship or interest of the contract or transaction are disclosed or are known to them. Our code of business conduct and ethics also contains provisions governing the approval of certain transactions involving the Company and employees (or immediate family members of employees, as defined therein) that are not subject to the provision of the Bylaws described above. Such transactions are also subject to the Company's related party transactions policy in the manner and to the extent detailed in the proxy statement filed with the SEC for the Company's 2016 annual meeting. Nevertheless, these affiliations could create conflicts between the interests of these members of senior management and the interests of the Company, our shareholders and the Operating Partnership in relation to any transactions between us and any of these entities.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 for additional information pertaining to the Properties’ performance.
Malls
We owned a controlling interest in 65 Malls and non-controlling interests in 9 Malls as of December 31, 2016.  The Malls are primarily located in middle markets and generally have strong competitive positions because they are the only, or the dominant, regional mall in their respective trade areas. The Malls are generally anchored by two or more department stores and a wide variety of mall stores. Anchor tenants own or lease their stores and non-anchor stores lease their locations. Additional freestanding stores and restaurants that either own or lease their stores are typically located along the perimeter of the Malls' parking areas.
We classify our regional Malls into three categories:

(1)	Stabilized Malls - Malls that have completed their initial lease-up and have been open for more than three complete calendar years.

(2)
Non-stabilized Malls - Malls that are in their initial lease-up phase. After three complete calendar years of operation, they are reclassified on January 1 of the fourth calendar year to the Stabilized Mall category. The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Atlanta were classified as Non-stabilized Malls as of December 31, 2016. Fremaux Town Center, The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Atlanta were classified as Non-stabilized Malls as of December 31, 2015.

(3)	Excluded Malls - We exclude Malls from our core portfolio if they fall in the following categories, for which operational metrics are excluded:

a.
Lender Malls - Properties for which we are working or intend to work with the lender on a restructure of the terms of the loan secured by the Property or convey the secured Property to the lender. As of December 31, 2016, Chesterfield Mall, Midland Mall and Wausau Center were classified as Lender Malls. Midland Mall was conveyed to the lender subsequent to December 31, 2016. As of December 31, 2015, Gulf Coast Town Center and Triangle Town Center were classified as Lender Malls. Additionally, Triangle Town Place, an associated center adjacent to Triangle Town Center, was classified as a Lender Property as of December 31, 2015. In the first quarter of 2016, Triangle Town Center and Triangle Town Place were recategorized as Minority Interest Properties as described below. In the second quarter of 2016, the foreclosure of Phase I and II of Gulf Coast Town Center was complete. Lender Properties are excluded from our same-center pool as decisions made while in discussions with the lender may lead to metrics that do not provide relevant information related to the condition of these Properties or they may be under cash management agreements with the respective servicers.

b.
Repositioning Malls - Malls that are currently being repositioned or where we have determined that the current format of the Property no longer represents the best use of the Property and we are in the process of evaluating alternative strategies for the Property. This may include major redevelopment or an alternative retail or non-retail format, or after evaluating alternative strategies for the Property, we may determine that the Property no longer meets our criteria for long-term investment. The steps taken to reposition these Properties, such as signing tenants to short-term leases, which are not included in occupancy percentages, or leasing to regional or local tenants, which typically do not report sales, may lead to metrics which do not provide relevant information related to the condition of these Properties. Therefore, traditional performance measures, such as occupancy percentages and leasing metrics, exclude Repositioning Malls. As of December 31, 2016, Cary Towne Center and Hickory Point Mall were classified as Repositioning Malls. As of December 31, 2015, the Annex at Monroeville and CoolSprings Galleria were under significant redevelopment and Wausau Center was being considered for repositioning. Wausau Center was moved from Repositioning to the Lender Property category in the second quarter of 2016 when it was determined, after evaluating redevelopment options that an appropriate risk-adjusted return was not achievable and the Mall should be returned to the lender.

c.
Minority Interest Malls - Malls in which we have a 25% or less ownership interest. As of December 31, 2016, we had two Malls classified as Minority Interest Malls. Triangle Town Center and Triangle Town Place were reclassified from the Lender Property category in the first quarter of 2016 upon the sale of our 50% interest in the unconsolidated affiliate to a newly formed joint venture in which we have a 10% ownership interest. The debt secured by these Properties was restructured in conjunction with the sale. Triangle Town Place was sold in the fourth quarter of 2016. We also sold a 75% interest in River Ridge Mall to a new joint venture in the first quarter of 2016. See Note 8 to the consolidated financial statements for more information on these unconsolidated affiliates.
We own the land underlying each Mall in fee simple interest, except for WestGate Mall, St. Clair Square, Brookfield Square, Meridian Mall, Stroud Mall, EastGate Mall and Wausau Center. We lease all or a portion of the land at each of these Malls subject to long-term ground leases.
The following table sets forth certain information for each of the Malls as of December 31, 2016:

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors (5)
TIER 1 Sales ≥ $375 or more per square foot
Coastal Grand (6) Myrtle Beach, SC	2004	2007	50%	1,039,740	323,590	$395	94%	Bed Bath & Beyond, Belk, Cinemark, Dick's Sporting Goods, Dillard's, H&M, JC Penney, Sears
CoolSprings Galleria (6) Nashville, TN	1991	2015	50%	1,142,750	407,997	543	99%	Belk Men's & Kid's, Belk Women's & Home, Dillard's, H&M, JC Penney, King's Bowl, Macy's
Cross Creek Mall Fayetteville, NC	1975/2003	2013	100%	1,045,311	282,155	499	99%	Belk, H&M, JC Penney, Macy's, Sears
Fayette Mall Lexington, KY	1971/2001	2014	100%	1,204,002	505,725	541	96%	Dick's Sporting Goods, Dillard's, H&M, JC Penney, Macy's
Friendly Center and The Shops at Friendly (6) Greensboro, NC	1957/ 2006/ 2007	2016	50%	1,132,352	496,370	475	98%	Barnes & Noble, BB&T, Belk, Belk Home Store, The Grande Cinemas, Harris Teeter, Macy's, REI, Sears, Whole Foods
Governor's Square (6) Clarksville, TN	1986	1999	47.5%	719,565	238,528	379	95%	Belk, Best Buy, Carmike Cinema, Dick's Sporting Goods, Dillard's, JC Penney, Ross, Sears
Hamilton Place Chattanooga, TN	1987	2016	90%	1,150,185	331,493	390	93%	Barnes & Noble, Belk for Men, Kids & Home, Belk for Women, Dillard's for Men, Kids & Home, Dillard's for Women, Forever 21, H&M (7), JC Penney, Regal Cinemas, Sears
Hanes Mall Winston-Salem, NC	1975/2001	1990	100%	1,477,098	475,972	377	91%	Belk, Dick's Sporting Goods, Dillard's, Encore, H&M, JC Penney, Macy's, Sears
Jefferson Mall Louisville, KY	1978/2001	1999	100%	900,434	224,728	398	100%	Dillard's, H&M, JC Penney, Macy's, Ross, Sears
Mall del Norte Laredo, TX	1977/2004	1993	100%	1,178,220	359,657	484	95%	Beall's, Cinemark, Dillard's, Foot Locker, Forever 21, H&M, JC Penney, Joe Brand, Macy's, Macy's Home Store, Sears
Mayfaire Town Center Wilmington, NC	2004/2015	N/A	100%	592,168	297,830	387	88%	Barnes & Noble, Belk, The Fresh Market, HH Gregg, H&M (7), Michaels, Regal Cinemas

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot (3)		Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors (5)
Northwoods Mall North Charleston, SC	1972/2001	1995	100%	771,676	268,557	380		95%	Belk, Books-A-Million, Dillard's, JC Penney, Sears
Oak Park Mall (6) Overland Park, KS	1974/2005	1998	50%	1,609,613	431,455	456		96%	Academy Sports & Outdoors, Barnes & Noble, Dillard's for Women, Dillard's for Men, Children & Home, Forever 21, H&M, JC Penney, Macy's, Nordstrom
Old Hickory Mall Jackson, TN	1967/2001	1994	100%	538,991	161,896	394		79%	Belk, JC Penney, Macy's, Sears
The Outlet Shoppes at Atlanta Woodstock, GA	2013	2015	75%	412,055	386,711	422	*	91%	Saks Fifth Ave OFF 5TH
The Outlet Shoppes at El Paso El Paso, TX	2007/2012	2014	75%	433,046	411,007	376		98%	H&M
The Outlet Shoppes of the Bluegrass Simpsonville, KY	2014	2015	65%	428,073	381,373	406	*	95%	H&M, Saks Fifth Ave OFF 5TH
Post Oak Mall College Station, TX	1982	1985	100%	759,632	272,106	376		90%	Beall's, Dillard's Men & Home, Dillard's Women & Children, Encore, JC Penney, Macy's, Sears
Richland Mall Waco, TX	1980/2002	1996	100%	686,628	205,403	382		98%	Beall's, Dillard's for Men, Kids & Home, Dillard's for Women, JC Penney, Sears, XXI Forever
Sunrise Mall Brownsville, TX	1979/2003	2015	100%	801,392	236,635	394		99%	A'gaci, Beall's, Cinemark, Dick's Sporting Goods, Dillard's, JC Penney, Sears
Volusia Mall Daytona Beach, FL	1974/2004	2013	100%	1,067,343	226,510	376		99%	Dillard's for Men & Home, Dillard's for Women, Dillard's for Children, H&M, JC Penney, Macy's, Sears
West County Center (6) Des Peres, MO	1969/2007	2002	50%	1,197,210	414,789	496		98%	Barnes & Noble, Dick's Sporting Goods, Forever 21, JC Penney, Macy's, Nordstrom
West Towne Mall Madison, WI	1970/2001	2013	100%	823,505	266,033	513		99%	Boston Store, Dave & Buster's (8), Dick's Sporting Goods, Forever 21, JC Penney, Sears (8), Total Wine (8)
Total Tier 1 Malls				21,110,989	7,606,520	$441		95%

TIER 2 Sales ≥ $300 to < $375 per square foot
Acadiana Mall Lafayette, LA	1979/2005	2004	100%	991,564	299,301	$337		99%	Dillard's, JC Penney, Macy's, Sears
Arbor Place Atlanta (Douglasville), GA	1999	N/A	100%	1,163,432	309,002	364		98%	Bed Bath & Beyond, Belk, Dillard's, Forever 21, H&M, JC Penney, Macy's, Regal Cinemas, Sears

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors (5)
Asheville Mall Asheville, NC	1972/1998	2000	100%	974,223	266,319	363	98%	Barnes & Noble, Belk, Dillard's for Men, Children & Home, Dillard's for Women, H&M, JC Penney, Sears
Brookfield Square (9) Brookfield, WI	1967/2001	2008	100%	1,032,242	292,168	322	97%	Barnes & Noble, Boston Store, H&M, JC Penney, Sears
Burnsville Center Burnsville, MN	1977/1998	N/A	100%	1,046,359	382,538	339	90%	Dick's Sporting Goods, Gordmans, H&M, JC Penney, Macy's, Sears
CherryVale Mall Rockford, IL	1973/2001	2007	100%	849,253	333,772	330	99%	Barnes & Noble, Bergner's, JC Penney, Macy's, Sears
Dakota Square Mall Minot, ND	1980/2012	2016	100%	812,222	182,516	345	98%	Barnes & Noble, Carmike Cinema, Herberger's, JC Penney, KJ's Fresh Market, Scheels, Sears, Sleep Inn & Suites - Splashdown Dakota Super Slides, Target
East Towne Mall Madison, WI	1971/2001	2004	100%	787,389	228,765	328	96%	Barnes & Noble, Boston Store, Dick's Sporting Goods, Gordmans, H&M (7), JC Penney, Sears, Steinhafels
EastGate Mall (10) Cincinnati, OH	1980/2003	1995	100%	860,830	280,118	362	86%	Dillard's, JC Penney, Kohl's, Sears
Eastland Mall Bloomington, IL	1967/2005	N/A	100%	760,799	221,144	302	94%	Bergner's, JC Penney, Kohl's, Macy's, Sears
Frontier Mall Cheyenne, WY	1981	1997	100%	524,075	179,205	331	97%	Carmike Cinema, Dillard's for Women, Dillard's for Men, Kids & Home, JC Penney, Sears, Sports Authority
Greenbrier Mall Chesapeake, VA	1981/2004	2004	100%	890,852	269,039	359	92%	Dillard's, GameWorks, JC Penney, Macy's, Sears
Harford Mall Bel Air, MD	1973/2003	2007	100%	505,483	181,307	352	95%	Encore, Macy's, Sears
Honey Creek Mall Terre Haute, IN	1968/2004	1981	100%	677,322	185,807	344	93%	Carson's, Encore, JC Penney, Macy's, Sears
Imperial Valley Mall El Centro, CA	2005	N/A	100%	827,648	214,031	325	96%	Cinemark, Dillard's, JC Penney, Kohl's, Macy's, Sears
Kirkwood Mall Bismarck, ND	1970/2012	2016	100%	842,263	203,700	327	94%	H&M, Herberger's, Keating Furniture, JC Penney, Scheels, Target
Laurel Park Place Livonia, MI	1989/2005	1994	100%	494,886	196,076	349	94%	Carson's, Von Maur
Layton Hills Mall Layton, UT	1980/2006	1998	100%	557,333	211,366	353	99%	Dick's Sporting Goods, JC Penney, Macy's

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors (5)
Meridian Mall (11) Lansing, MI	1969/1998	2001	100%	972,186	290,708	313	86%	Bed Bath & Beyond, Dick's Sporting Goods, Gordmans, H&M, JC Penney, Macy's, Planet Fitness, Schuler Books & Music, Younkers for Her, Younkers Men, Kids & Home
Mid Rivers Mall St. Peters, MO	1987/2007	2015	100%	1,076,184	288,165	301	98%	Best Buy, Dick's Sporting Goods, Dillard's, JC Penney, Macy's, Planet Fitness, Sears, V-Stock, Wehrenberg Theaters
Northgate Mall Chattanooga, TN	1972/2011	2014	100%	762,381	181,634	321	96%	Belk, Burlington, Carmike Cinema, former JC Penney, Michaels, Ross, Sears, T.J. Maxx
Northpark Mall Joplin, MO	1972/2004	1996	100%	934,548	281,447	317	87%	Dunham's Sports, JC Penney, Jo-Ann Fabrics & Crafts, Macy's Children's & Home, Macy's Women's & Men's, Regal Cinemas, Sears, Tilt, T.J. Maxx, Vintage Stock
The Outlet Shoppes at Oklahoma City Oklahoma City, OK	2011	2014	75%	394,257	394,257	361	93%	None
Park Plaza Little Rock, AR	1988/2004	N/A	100%	540,167	236,417	346	97%	Dillard's for Men & Children, Dillard's for Women & Home, Forever 21, H&M (7)
Parkdale Mall Beaumont, TX	1972/2001	2014	100%	1,248,667	313,501	352	89%	Ashley Furniture, Beall's, Dillard's, JC Penney, H&M, Hollywood Theater, Kaplan College, Macy's, Marshall's, Michaels, Sears, 2nd & Charles, Tilt Studio (12), XXI Forever
Parkway Place Huntsville, AL	1957/1998	2002	100%	648,271	279,093	345	99%	Belk, Dillard's
Pearland Town Center (13) Pearland, TX	2008	N/A	100%	646,995	282,905	326	100%	Barnes & Noble, Dick's Sporting Goods (14), Dillard's, Macy's
South County Center St. Louis, MO	1963/2007	2001	100%	1,044,146	311,280	367	92%	Dick's Sporting Goods, Dillard's, JC Penney, Macy's, Sears
Southaven Towne Center Southaven, MS	2005	2013	100%	567,640	184,545	303	95%	Bed Bath & Beyond, Dillard's, Gordmans, HH Gregg, JC Penney
Southpark Mall Colonial Heights, VA	1989/2003	2007	100%	672,975	229,715	372	93%	Dick's Sporting Goods, JC Penney, Macy's, Regal Cinemas, Sears
St. Clair Square (15) Fairview Heights, IL	1974/1996	1993	100%	1,084,898	299,675	374	98%	Dillard's, JC Penney, Macy's, Sears
Turtle Creek Mall Hattiesburg, MS	1994	1995	100%	846,121	192,734	344	89%	At Home, Belk, Dillard's, JC Penney, Sears, Southwest Theaters, Stein Mart

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors (5)
Valley View Mall Roanoke, VA	1985/2003	2007	100%	837,428	278,496	368	99%	Barnes & Noble, Belk, JC Penney, Macy's, Macy's for Home & Children, Sears
WestGate Mall (16) Spartanburg, SC	1975/1995	1996	100%	954,769	227,433	339	81%	Bed Bath & Beyond, Belk, Dick's Sporting Goods, Dillard's, JC Penney, Regal Cinemas, Sears
Westmoreland Mall Greensburg, PA	1977/2002	1994	100%	979,541	300,160	317	97%	Bon-Ton, H&M, JC Penney, Macy's, Macy's Home Store, Old Navy, Sears
York Galleria York, PA	1989/1999	N/A	100%	751,902	219,976	348	91%	Bon-Ton, Boscov's, Gold's Gym (17), H&M (17), former JC Penney (17), Sears
Total Tier 2 Malls				29,561,251	9,228,315	$342	94%

TIER 3 Sales < $300 per square foot
Alamance Crossing Burlington, NC	2007	2011	100%	886,700	201,760	$253	84%	Barnes & Noble, Belk, BJ's Wholesale Club, Carousel Cinemas, Dick's Sporting Goods, Dillard's, Hobby Lobby, JC Penney, Kohl's
College Square Morristown, TN	1988	1999	100%	450,398	129,921	265	99%	Belk, Carmike Cinema, Dick's Sporting Goods, Goody's, Kohl's, Planet Fitness (18), T.J. Maxx
Foothills Mall Maryville, TN	1983/1996	2012	95%	463,751	121,596	283	99%	Belk, Carmike Cinema, Goody's, JC Penney, Sears, T.J. Maxx
Janesville Mall Janesville, WI	1973/1998	1998	100%	600,710	165,692	246	97%	Boston Store, Dick's Sporting Goods, Kohl's, Sears
Kentucky Oaks Mall (6) Paducah, KY	1982/2001	1995	50%	1,062,532	371,367	286	84%	Best Buy, Cinemark, Dick's Sporting Goods, Dillard's, Dillard's Home Store, Elder-Beerman, JC Penney, Planet Fitness, Sears, Vertical Trampoline Park
Monroeville Mall Pittsburgh, PA	1969/2004	2014	100%	1,077,250	471,138	274	89%	Barnes & Noble, Best Buy, Cinemark, Dick's Sporting Goods, Forever 21, H&M, JC Penney, Macy's
The Outlet Shoppes at Gettysburg Gettysburg, PA	2000/2012	N/A	50%	249,937	249,737	261	93%	None
Stroud Mall (19) Stroudsburg, PA	1977/1998	2005	100%	403,258	118,775	276	74%	Bon-Ton, Cinemark, JC Penney, Sears
Total Tier 3 Malls				5,194,536	1,829,986	$268	89%

Total Mall Portfolio				55,866,776	18,664,821	$376	94%

Excluded Malls (20)
Lender Malls:
Chesterfield Mall Chesterfield, MO	1976/2007	2006	100%	1,264,857	499,048	N/A	N/A	AMC Theater, Dillard's, H&M, Macy's, Sears, V-Stock

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors (5)
Midland Mall (21) Midland, MI	1991/2001	N/A	100%	473,634	136,684	N/A	N/A	Barnes & Noble, Dunham's Sports, JC Penney, Target, Younkers
Wausau Center (22) Wausau, WI	1983/2001	1999	100%	423,774	150,574	N/A	N/A	former JC Penney, former Sears, Younkers
Total Lender Malls				2,162,265	786,306

Repositioning Malls:
Cary Towne Center Cary, NC	1979/2001	1993	100%	927,882	266,096	N/A	N/A	Belk, Cary Towne Furniture, Dave & Buster's, Dillard's, JC Penney, Jump Street, former Macy's
Hickory Point Mall Forsyth, IL	1977/2005	N/A	100%	815,326	167,930	N/A	N/A	Bergner's, former Cohn Furniture, Encore, Hobby Lobby, Kohl's, Ross, former Sears, T.J. Maxx (23), Von Maur
Total Repositioning Malls				1,743,208	434,026

Minority Interest Malls
River Ridge Mall (6) Lynchburg, VA	1980/2003	2000	25%	761,133	193,981	N/A	N/A	Belk, JC Penney, Liberty University, Macy's, Regal Cinemas, T.J. Maxx
Triangle Town Center (6) Raleigh, NC	2002/2005	N/A	10%	1,254,274	428,184	N/A	N/A	Barnes & Noble, Belk, Dillard's, Macy's, Sak's Fifth Avenue, Sears
Total Minority Interest Malls				2,015,407	622,165
Total Excluded Malls				5,920,880	1,842,497
* Non-stabilized Mall - Mall Store Sales per Square Foot metrics are excluded from Mall Store Sales per Square Foot totals by tier and Mall portfolio totals.

(1)	Includes total square footage of the Anchors (whether owned or leased by the Anchor) and Mall stores. Does not include future expansion areas.

(2)	Excludes tenants over 20,000 square feet.

(3)	Totals represent weighted averages.

(4)	Includes tenants paying rent as of December 31, 2016.

(5)	Anchors and Junior Anchors listed are attached to the Malls or are in freestanding locations adjacent to the Malls.

(6)	This Property is owned in an unconsolidated joint venture.

(7)	H&M is scheduled to open stores at Hamilton Place, Mayfaire Town Center, East Towne Mall and Park Plaza in 2017.

(8)	West Towne Mall - Half of the Sears space is under redevelopment by its third party owner for a Dave & Buster's store and Total Wine store, which are scheduled to open in 2017.

(9)	Brookfield Square - The annual ground rent for 2016 was $293,200.

(10)	EastGate Mall - Ground rent for the Dillard's parcel that extends through January 2022 is $24,000 per year.

(11)	Meridian Mall - We are the lessee under several ground leases in effect through March 2067, with extension options. Fixed rent is $18,700 per year plus 3% to 4% of all rent.

(12)	Parkdale Mall - Tilt Studio is scheduled to open in 2017.

(13)
Pearland Town Center is a mixed-use center which combines retail, hotel, office and residential components.  For segment reporting purposes, the retail portion of the center is classified in Malls, the office portion is classified in Office Buildings, and the hotel and residential portions are classified as Other.

(14)	Pearland Town Center - Dick's Sporting Goods is scheduled to open in the former Sports Authority space in 2017.

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

(17)	York Galleria - The lower level of the former JC Penney space was redeveloped into an H&M, which opened in 2016, and a Gold's Gym, which is scheduled to open in 2017.

(18)	College Square - Planet Fitness is scheduled to open in 2017 in space previously utilized by Belk for storage.

(19)
Stroud Mall - We are the lessee under a ground lease, which extends through July 2089.  The current rental amount is $60,000 per year, increasing by $10,000 every ten years through 2059.  An additional $100,000 is paid every 10 years.

(20)	Operational metrics are not reported for Excluded Malls.

(21)	Subsequent to December 31, 2016, the foreclosure process was complete and Midland Mall was returned to the lender. See Note 19 to the consolidated financial statements for more information.

(22)	Wausau Center - Ground rent is $76,000 per year.

(23)	Hickory Point Mall - T.J. Maxx is scheduled to open in 2017 in the former Steve & Barry's space.
Anchors
Anchors are an important factor in a Mall’s successful performance. However, we believe that the number of Anchor stores will reduce over time, providing us the opportunity to redevelop these spaces to attract new uses such as restaurants, entertainment, fitness centers and lifestyle retailers that engage consumers and encourage them to spend more time at our Malls. Mall Anchors are generally a department store or, increasingly, other large format retailers, whose merchandise appeals to a broad range of shoppers and plays a significant role in generating customer traffic and creating a desirable location for the Mall store tenants.
Anchors may own their stores and the land underneath, as well as the adjacent parking areas, or may enter into long-term leases with respect to their stores. Rental rates for Anchor tenants are significantly lower than the rents charged to mall store tenants. Total rental revenues from Anchors account for 13.2% of the total revenues from our Malls in 2016. Each Anchor that owns its store has entered into an operating and reciprocal easement agreement with us covering items such as operating covenants, reciprocal easements, property operations, initial construction and future expansion.
During 2016, we added the following Anchors and Junior Anchors to the Malls, as listed below:

Name	Property	Location
Cary Towne Furniture	Cary Towne Center	Cary, NC
Dick's Sporting Goods	College Square	Morristown, TN
Dunham's Sports	Northpark Mall	Joplin, MO
H&M	Kirkwood Mall	Bismarck, ND
H&M	Mall del Norte	Laredo, TX
H&M	The Outlet Shoppes of the Bluegrass	Simpsonville, KY
H&M	York Galleria	York, PA
Jump Street	Cary Towne Center	Cary, NC
KJ's Fresh Market	Dakota Square Mall	Minot, ND
King's Bowl	CoolSprings Galleria	Nashville, TN
Planet Fitness	Kentucky Oaks Mall	Paducah, KY
Regal Cinemas	Hamilton Place	Chattanooga, TN
As of December 31, 2016, the Malls had a total of 262 Anchors, including two vacant Anchor locations, and excluding Anchors at our Excluded Malls and freestanding stores. The Mall Anchors and the amount of GLA leased or owned by each as of December 31, 2016 is as follows:

	Number of Stores			Gross Leasable Area
Anchor	Mall Leased	Anchor Owned	Total	Mall Leased	Anchor Owned	Total
JC Penney (1)	21	30	51	2,192,563	3,871,630	6,064,193
Sears (2)	11	36	47	1,131,524	5,485,171	6,616,695
Dillard's (3)	4	38	42	420,809	5,460,979	5,881,788
Macy's (4)	11	23	34	1,493,133	3,901,887	5,395,020
Belk (5)	6	16	22	634,343	2,071,452	2,705,795
Bon-Ton:
Bon-Ton (6)	1	2	3	87,024	231,715	318,739
Bergner's	2	—	2	259,946	—	259,946
Boston Store	1	3	4	96,000	493,411	589,411
Carson's	2	—	2	219,190	—	219,190

	Number of Stores			Gross Leasable Area
Anchor	Mall Leased	Anchor Owned	Total	Mall Leased	Anchor Owned	Total
Herberger's	2	—	2	144,968	—	144,968
Younkers (7)	1	1	2	93,597	74,899	168,496
Elder-Beerman	1	—	1	60,092	—	60,092
Bon-Ton Subtotal	10	6	16	960,817	800,025	1,760,842
At Home	—	1	1	—	124,700	124,700
BB&T	—	1	1	—	60,000	60,000
BJ's Wholesale Club	1	—	1	85,188	—	85,188
Boscov's	—	1	1	—	150,000	150,000
Burlington	1	—	1	63,013	—	63,013
Carousel Cinemas	1	—	1	52,000	—	52,000
Cinemark	4	—	4	240,232	—	240,232
Dick's Sporting Goods	12	—	12	740,638	—	740,638
Dunham's Sports	1	—	1	80,551	—	80,551
Gordmans	2	—	2	109,401	—	109,401
The Grande Cinemas (8)	—	1	1	—	60,400	60,400
Harris Teeter	—	1	1	—	72,757	72,757
Hobby Lobby	1	—	1	52,500	—	52,500
I. Keating Furniture	1	—	1	103,994	—	103,994
Kohl's	3	2	5	266,591	132,000	398,591
Nordstrom (9)	—	2	2	—	385,000	385,000
Regal Cinemas	2	1	3	141,861	61,219	203,080
Scheel's	2	—	2	200,536	—	200,536
Sleep Inn & Suites	—	1	1	—	123,506	123,506
Target	—	2	2	—	237,600	237,600
Von Maur	—	1	1	—	150,000	150,000
Wehrenberg Theaters	1	—	1	56,000	—	56,000
XXI Forever / Forever 21	1	1	2	77,500	57,500	135,000

Vacant Anchors:
Vacant - former JC Penney (10)	1	1	2	55,986	173,124	229,110
Total Anchors	97	165	262	9,159,180	23,378,950	32,538,130

(1)	Of the 30 stores owned by JC Penney, 4 are subject to ground lease payments to the Company.

(2)
Of the 36 stores owned by Sears, 5 are subject to ground lease payments to the Company. Subsequent to December 31, 2016, the Company purchased 5 of the owned Sears' locations for future redevelopment. These stores were then leased back to Sears.

(3)	Of the 38 stores owned by Dillard's, 3 are subject to ground lease payments to the Company.

(4)
Of the 23 stores owned by Macy's, 3 are subject to ground lease payments to the Company. Subsequent to December 31, 2016, the Company purchased 4 of the owned Macy's locations for future redevelopment.

(5)	Of the 16 stores owned by Belk, 2 are subject to ground lease payments to the Company.

(6)	Of the 2 stores owned by Bon-Ton, 1 is subject to ground lease payments to the Company.

(7)	The store owned by Younkers is subject to ground lease payments to the Company.

(8)	The store owned by The Grande Theaters is subject to ground lease payments to the Company.

(9)	The 2 stores owned by Nordstrom are subject to ground lease payments to the Company.

(10)	The vacant JC Penney 55,986-square-foot space represents the upper level of the store. The lower level was redeveloped into an H&M and a Gold's Gym is under construction and scheduled to open in 2017.

As of December 31, 2016, the Malls had a total of 123 Junior Anchors, including one vacant Junior Anchor space, and excluding Junior Anchors at our Excluded Malls. The Mall Junior Anchors and the amount of GLA leased or owned by each as of December 31, 2016 is as follows:

	Number of Stores			Gross Leasable Area
Junior Anchor	Mall Leased	Anchor Owned	Total	Mall Leased	Anchor Owned	Total
A'GACI	1	—	1	28,000	—	28,000
Ashley Furniture HomeStores	1	—	1	26,439	—	26,439
Barnes & Noble	14	—	14	396,292	—	396,292
Beall's	5	—	5	193,209	—	193,209
Bed, Bath & Beyond	5	—	5	154,249	—	154,249
Belk	1	—	1	26,997	—	26,997
Best Buy	1	—	1	34,262	—	34,262
Books-A-Million	1	—	1	20,642	—	20,642
Carmike Cinema	5	—	5	192,672	—	192,672
Cinemark	3	—	3	131,309	—	131,309
Dick's Sporting Goods	6	—	6	262,151	—	262,151
Dillard's	—	1	1	—	39,241	39,241
Encore	4	—	4	101,488	—	101,488
The Fresh Market	1	—	1	21,442	—	21,442
Foot Locker	1	—	1	22,847	—	22,847
GameWorks	1	—	1	21,295	—	21,295
Goody's	2	—	2	61,358	—	61,358
Gordmans	2	—	2	96,979	—	96,979
H&M	21	—	21	454,117	—	454,117
HH Gregg	2	—	2	62,451	—	62,451
Jo-Ann Fabrics & Crafts	1	—	1	22,659	—	22,659
Joe Brand	1	—	1	29,413	—	29,413
KJs' Fresh Market	1	—	1	27,801	—	27,801
Kaplan College	1	—	1	30,294	—	30,294
King's Bowl	1	—	1	22,678	—	22,678
Macy's	2	1	3	58,312	48,270	106,582
Michaels	1	—	1	23,809	—	23,809
Old Navy	1	—	1	20,257	—	20,257
Planet Fitness	1	—	1	23,107	—	23,107
REI	1	—	1	24,427	—	24,427
Regal Cinemas	1	—	1	23,360	—	23,360
Ross	2	—	2	53,928	—	53,928
Saks Fifth Avenue OFF 5TH	2	—	2	49,365	—	49,365
Schuler Books & Music	1	—	1	24,116	—	24,116
2nd & Charles	1	—	1	23,538	—	23,538
Southwest Theaters	1	—	1	29,830	—	29,830
Stein Mart	1	—	1	30,463	—	30,463
Steinhafels	1	—	1	28,828	—	28,828
Tilt	1	—	1	22,484	—	22,484
T.J. Maxx	3	—	3	80,866	—	80,866
V-Stock / Vintage Stock	2	—	2	69,166	—	69,166
Vertical Trampoline Park	1	—	1	23,636	—	23,636
Whole Foods	—	1	1	—	34,320	34,320
XXI Forever / Forever 21	8	—	8	206,714	—	206,714

Vacant Junior Anchors:
Vacant - former Sports Authority	1	—	1	66,835	—	66,835

	Number of Stores			Gross Leasable Area
Junior Anchor	Mall Leased	Anchor Owned	Total	Mall Leased	Anchor Owned	Total
Current Developments:
Dave & Buster's (1)	—	1	1	—	30,728	30,728
Dick's Sporting Goods (2)	1	—	1	42,085	—	42,085
Gold's Gym (3)	1	—	1	30,664	—	30,664
Planet Fitness (4)	1	—	1	20,000	—	20,000
Tilt Studio (5)	1	—	1	42,174	—	42,174
Total Wine (1)	—	1	1	—	25,000	25,000

Total Junior Anchors	118	5	123	3,459,008	177,559	3,636,567

(1)	A portion of the Sears store at West Towne Mall is being redeveloped into a Dave & Buster's and Total Wine shops, which are expected to open in 2017.

(2)	Dick's Sporting Goods is under development to open in the former Sports Authority space at Pearland Town Center in 2017.

(3)	Gold's Gym is under development in a portion of the vacant JC Penney space at York Galleria.

(4)	Planet Fitness is scheduled to open in 2017 at College Square in space previously utilized by Belk for storage.

(5)	Tilt Studio is scheduled to open in 2017 in the former Steve & Barry's space at Parkdale Mall.
Mall Stores
The Malls have approximately 6,360 Mall stores. National and regional retail chains (excluding local franchises) lease approximately 83.8% of the occupied Mall store GLA. Although Mall stores occupy only 31.2% of the total Mall GLA (the remaining 68.8% is occupied by Anchors and Junior Anchors and a minor percentage is vacant), the Malls received 81.3% of their revenues from Mall stores for the year ended December 31, 2016.
Mall Lease Expirations
The following table summarizes the scheduled lease expirations for mall stores as of December 31, 2016:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2017	915	$104,987,000	2,485,000	$42.24	15.0%	15.2%
2018	795	104,818,000	2,460,000	42.61	15.0%	15.1%
2019	635	82,844,000	1,975,000	41.95	11.9%	12.1%
2020	502	70,628,000	1,657,000	42.61	10.1%	10.2%
2021	530	70,256,000	1,786,000	39.33	10.1%	11.0%
2022	354	53,076,000	1,207,000	43.97	7.6%	7.4%
2023	374	62,341,000	1,317,000	47.32	8.9%	8.1%
2024	355	63,194,000	1,263,000	42.11	7.6%	7.7%
2025	301	48,907,000	1,092,000	44.81	7.0%	6.7%
2026	274	47,233,000	1,065,000	44.34	6.8%	6.5%

(1)	Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2016 for expiring leases that were executed as of December 31, 2016.

(2)
Total annualized gross rent, including recoverable common area expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2016.

(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2016.
See page 58 for a comparison between rents on leases that expired in the current reporting period compared to rents on new and renewal leases executed in 2016. We leased approximately 4.3 million square feet with average stabilized mall leasing spreads of 7.6%, including new lease spreads of 28% and renewal spreads of 1.2%. We expect to achieve similar results for leases expiring in 2017. Page 59 includes new and renewal leasing activity as of December 31, 2016 with commencement dates in 2016 and 2017.

Mall Tenant Occupancy Costs
Occupancy cost is a tenant’s total cost of occupying its space, divided by sales. Mall store sales represents total sales amounts received from reporting tenants with space of less than 10,000 square feet.  The following table summarizes tenant occupancy costs as a percentage of total Mall store sales, excluding license agreements, for each of the past three fiscal years:

	Year Ended December 31, (1)
	2016	2015	2014
Mall store sales (in millions)	$5,110	$5,778	$5,539
Minimum rents	8.64%	8.46%	8.63%
Percentage rents	0.45%	0.55%	0.54%
Tenant reimbursements (2)	3.66%	3.63%	3.79%
Mall tenant occupancy costs	12.75%	12.64%	12.96%

(1)	In certain cases, we own less than a 100% interest in the Malls. The information in this table is based on 100% of the applicable amounts and has not been adjusted for our ownership share.

(2)	Represents reimbursements for real estate taxes, insurance, common area maintenance charges, marketing and certain capital expenditures.
Debt on Malls
Please see the table entitled “Mortgage Loans Outstanding at December 31, 2016” included herein for information regarding any liens or encumbrances related to our Malls.
Associated Centers
We owned a controlling interest in 20 Associated Centers and a non-controlling interest in three Associated Centers as of December 31, 2016.
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
We own the land underlying the Associated Centers in fee simple interest. The following table sets forth certain information for each of the Associated Centers as of December 31, 2016:

Associated Center / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total GLA (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors & Junior Anchors
Annex at Monroeville Pittsburgh, PA	1986	100%	186,367	186,367	100%	Burlington, Steel City Indoor Karting
Coastal Grand Crossing (4) Myrtle Beach, SC	2005	50%	35,013	35,013	100%	PetSmart
CoolSprings Crossing Nashville, TN	1992	100%	167,475	63,015	97%	American Signature (5), HH Gregg (6), JumpStreet (6), Target (5), Toys R Us (5)
Courtyard at Hickory Hollow Nashville, TN	1979	100%	68,438	68,438	96%	Carmike Cinema
Frontier Square Cheyenne, WY	1985	100%	186,552	16,527	100%	PETCO (7), Ross (7), Target (5), T.J. Maxx (7)
Governor's Square Plaza (4) Clarksville, TN	1985/1988	50%	214,728	71,801	64%	Bed Bath & Beyond, former Premier Medical Group, Target (4)
Gunbarrel Pointe Chattanooga, TN	2000	100%	273,913	147,913	100%	Earthfare, Kohl's, Target (5)
Hamilton Corner Chattanooga, TN	1990/2005	90%	67,301	67,301	100%	None
Hamilton Crossing Chattanooga, TN	1987/2005	92%	191,945	98,832	100%	HomeGoods (8), Michaels (8), T.J. Maxx, Toys R Us (8)
Harford Annex Bel Air, MD	1973/2003	100%	107,656	107,656	100%	Best Buy, Office Depot, PetSmart

Associated Center / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total GLA (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors & Junior Anchors
The Landing at Arbor Place Atlanta (Douglasville), GA	1999	100%	162,988	85,301	67%	The Furniture Company, Toys R Us (5)
Layton Hills Convenience Center Layton, UT	1980	100%	90,066	90,066	94%	Bed Bath & Beyond
Layton Hills Plaza Layton, UT	1989	100%	18,808	18,808	100%	None
Parkdale Crossing Beaumont, TX	2002	100%	28,564	28,564	100%	Barnes & Noble
The Plaza at Fayette Lexington, KY	2006	100%	190,207	190,207	100%	Cinemark, Gordmans
The Shoppes at Hamilton Place Chattanooga, TN	2003	92%	131,274	131,274	93%	Bed Bath & Beyond, Marshalls, Ross
The Shoppes at St. Clair Square Fairview Heights, IL	2007	100%	71,483	71,483	100%	Barnes & Noble
Sunrise Commons Brownsville, TX	2001	100%	205,623	104,178	100%	Marshalls, Ross
The Terrace Chattanooga, TN	1997	92%	158,175	158,175	100%	Academy Sports, Party City
West Towne Crossing Madison, WI	1980	100%	426,881	134,984	100%	Barnes & Noble, Best Buy, Kohl's (5), Metcalf's Markets (5), Nordstrom Rack, Office Max (5), Shopko (5), Stein Mart
WestGate Crossing Spartanburg, SC	1985/1999	100%	158,262	158,262	97%	Big Air Trampoline Park, Hamricks, Jo-Ann Fabrics & Crafts
Westmoreland Crossing Greensburg, PA	2002	100%	174,315	174,315	100%	Carmike Cinema, Dick's Sporting Goods, Levin Furniture, Michaels (9), T.J. Maxx (9)
York Town Center (4) York, PA	2007	50%	282,882	282,882	100%	Bed Bath & Beyond, Best Buy, Christmas Tree Shops, Dick's Sporting Goods, Ross, Staples
Total Associated Centers			3,598,916	2,491,362	97%

(1)	Includes total square footage of the Anchors and Junior Anchors (whether owned or leased by the Anchor or Junior Anchor) and shops. Does not include future expansion areas.

(2)	Includes leasable Anchors and Junior Anchors.

(3)	Includes tenants paying rent as of December 31, 2016, including leased Anchors.

(4)	This Property is owned in an unconsolidated joint venture.

(5)	Owned by the tenant.

(6)	CoolSprings Crossing - Space is owned by Next Realty, LLC and subleased to HH Gregg and JumpStreet.

(7)	Frontier Square - Space is owned by 1639 11th Street Associates and subleased to PETCO, Ross, and T.J. Maxx.

(8)	Hamilton Crossing - Space is owned by Schottenstein Property Group and subleased to HomeGoods and Michaels.

(9)	Westmoreland Crossing - Space is owned by Schottenstein Property Group and subleased to Michaels and T.J. Maxx.

Associated Centers Lease Expirations
The following table summarizes the scheduled lease expirations for Associated Center tenants in occupancy as of December 31, 2016:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as % of Total Leased GLA (3)
2017	40	$4,707,000	254,000	$18.50	11.3%	10.3%
2018	34	5,685,000	312,000	18.24	13.6%	12.6%
2019	29	4,282,000	260,000	16.48	10.3%	10.5%
2020	42	5,794,000	349,000	16.58	13.9%	14.1%
2021	25	6,773,000	462,000	14.67	16.3%	18.7%
2022	21	5,233,000	372,000	14.05	12.6%	15.1%
2023	9	1,679,000	83,000	20.35	4.0%	3.3%
2024	1	2,831,000	126,000	22.50	6.8%	5.1%
2025	10	2,476,000	160,000	15.51	5.9%	6.5%
2026	15	2,193,000	95,000	23.13	5.3%	3.8%

(1)	Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2016 for expiring leases that were executed as of December 31, 2016.

(2)
Total annualized gross rent, including recoverable common area expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2016.

(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2016.
Debt on Associated Centers
Please see the table entitled “Mortgage Loans Outstanding at December 31, 2016” included herein for information regarding any liens or encumbrances related to our Associated Centers.
Community Centers
We owned a controlling interest in four Community Centers and a non-controlling interest in five Community Centers as of December 31, 2016.  Community Centers typically have less development risk because of shorter development periods and lower costs. While Community Centers generally maintain higher occupancy levels and are more stable, they typically have slower rent growth because the anchor stores’ rents are typically fixed and are for longer terms.
Community Centers are designed to attract local and regional area customers and are typically anchored by a combination of supermarkets, or value-priced stores that attract shoppers to each center’s small shops. The tenants at our Community Centers typically offer necessities, value-oriented and convenience merchandise.
We own the land underlying the Community Centers in fee simple interest. The following table sets forth certain information for each of our Community Centers at December 31, 2016:

Community Center / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total GLA (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors & Junior Anchors
Ambassador Town Center (4) Lafayette, LA	2016	65%	245,775	245,775	97%	Dick's Sporting Goods / Field & Stream, Nordstrom Rack, Marshalls
Fremaux Town Center (4) Slidell, LA	2014/2015	65%	518,828	518,828	96%	Best Buy, Dick's Sporting Goods, Dillard's, Kohl's, LA Fitness, Michaels, T.J. Maxx
The Forum at Grandview Madison, MS	2010/2016	75%	212,862	212,862	98%	Best Buy, Dick’s Sporting Goods, HomeGoods, Michaels, Stein Mart
Gulf Coast Town Center - Phase III (4) Ft. Myers, FL	2005/2007	50%	78,851	78,851	100%	Dick's Sporting Goods

Community Center / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total GLA (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors & Junior Anchors
Hammock Landing (4) West Melbourne, FL	2009/2015	50%	465,645	328,644	97%	Academy Sports, Carmike Cinema, HH Gregg, Kohl's (5), Marshalls, Michaels, Ross, Target (5)
Parkway Plaza Fort Oglethorpe, GA	2015	100%	134,047	134,047	97%	Hobby Lobby, Marshalls, Ross
The Pavilion at Port Orange (4) Port Orange, FL	2010	50%	320,727	275,625	99%	Belk, Hollywood Theaters, Marshalls, Michaels
The Promenade D'Iberville, MS	2009/2014	85%	593,007	376,047	99%	Ashley Home Furniture, Bed Bath & Beyond, Best Buy, Dick's Sporting Goods, Kohl's (5), Marshalls, Michaels, Ross, Target (5)
Statesboro Crossing Statesboro, GA	2008/2015	50%	146,981	146,981	99%	Hobby Lobby, T.J. Maxx
Total Community Centers			2,716,723	2,317,660	98%

(1)	Includes total square footage of the Anchors and Junior Anchors (whether owned or leased by the Anchor or Junior Anchor) and shops. Does not include future expansion areas.

(2)	Includes leasable Anchors and Junior Anchors.

(3)	Includes tenants paying rent as of December 31, 2016, including leased Anchors and Junior Anchors.

(4)	This Property is owned in an unconsolidated joint venture.

(5)	Owned by tenant.
Community Centers Lease Expirations
The following table summarizes the scheduled lease expirations for tenants in occupancy at Community Centers as of December 31, 2016:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2017	8	$431,000	21,000	$20.97	1.2%	1.1%
2018	13	1,330,000	73,000	18.17	3.7%	4.0%
2019	36	6,442,000	302,000	21.30	17.8%	16.5%
2020	52	7,930,000	408,000	19.44	21.9%	22.3%
2021	25	3,000,000	155,000	19.32	8.3%	8.5%
2022	10	1,873,000	112,000	16.66	5.2%	6.1%
2023	18	2,260,000	121,000	18.79	6.2%	6.6%
2024	16	3,826,000	203,000	18.81	10.6%	11.1%
2025	21	3,495,000	191,000	18.32	9.7%	10.4%
2026	30	5,585,000	247,000	22.62	15.4%	13.5%

(1)	Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2016 for expiring leases that were executed as of December 31, 2016.

(2)
Total annualized gross rent, including recoverable common area expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2016.

(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2016.
Debt on Community Centers
Please see the table entitled “Mortgage Loans Outstanding at December 31, 2016” included herein for information regarding any liens or encumbrances related to our Community Centers.

Office Buildings
We owned a controlling interest in seven office buildings as of December 31, 2016.
We own a 92% interest in the CBL Center office buildings, with an aggregate square footage of approximately 204,000 square feet, where our corporate headquarters is located. As of December 31, 2016, we occupied 68.1% of the total square footage of the buildings.
The following tables set forth certain information for each of our office buildings at December 31, 2016:

Office Building / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total GLA (1)	Total Leasable GLA	Percentage GLA Occupied
840 Greenbrier Circle Chesapeake, VA	1983	100%	50,820	50,820	82%
850 Greenbrier Circle Chesapeake, VA	1984	100%	81,318	81,318	100%
CBL Center Chattanooga, TN	2001	92%	130,658	130,658	100%
CBL Center II Chattanooga, TN	2008	92%	72,848	72,848	100%
One Oyster Point (2) Newport News, VA	1984	100%	36,275	36,275	73%
Pearland Office Pearland, TX	2009	100%	65,967	65,967	96%
Two Oyster Point (2) Newport News, VA	1985	100%	39,232	39,232	80%
Total Office Buildings			477,118	477,118	92%

(1)	Includes total square footage of the offices. Does not include future expansion areas.

(2)	Subsequent to December 31, 2016 this Property was sold. See Note 19 to the consolidated financial statements for additional information.
Office Buildings Lease Expirations
The following table summarizes the scheduled lease expirations for tenants in occupancy at office buildings as of December 31, 2016:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2017	7	$2,015,000	111,000	$18.15	30.7%	33.2%
2018	9	1,457,000	75,000	19.31	22.2%	22.6%
2019	12	737,000	37,000	19.81	11.2%	11.2%
2020	9	834,000	42,000	19.87	12.7%	12.6%
2021	1	13,000	1,000	15.50	0.2%	30.0%
2022	2	99,000	5,000	21.59	1.5%	1.4%
2023	—	—	—	—	—%	—%
2024	1	150,000	13,000	12.00	2.3%	3.8%
2025	2	1,262,000	50,000	25.43	19.2%	14.8%
2026	—	—	—	—	—%	—%

(1)
Total annualized contractual gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2016 for expiring leases that were executed as of December 31, 2016.

(2)
Total annualized contractual gross rent, including recoverable common area expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2016.

(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2016.
Debt on Office Buildings
Please see the table entitled “Mortgage Loans Outstanding at December 31, 2016” included herein for information regarding any liens or encumbrances related to our Offices.

Mortgages Notes Receivable
We own five mortgages, each of which is collateralized by either a first mortgage, a second mortgage or by assignment of 100% of the ownership interests in the underlying real estate and related improvements. The mortgages are more fully described on Schedule IV in Part IV of this report.
Mortgage Loans Outstanding at December 31, 2016 (in thousands):

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/16 (1)	Annual Debt Service	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity	Open to Prepayment Date (2)	Footnote
Consolidated Debt
Malls:
Acadiana Mall	100%	5.67%	$125,829	$3,199	Apr-17	—	$124,998	Open
Alamance Crossing	100%	5.83%	47,160	3,589	Jul-21	—	43,046	Open
Arbor Place	100%	5.10%	113,574	7,948	May-22	—	100,861	Open
Asheville Mall	100%	5.80%	69,722	5,917	Sep-21	—	60,190	Open
Burnsville Center	100%	6.00%	71,785	6,417	Jul-20	—	63,589	Open
Cary Towne Center	100%	4.00%	46,716	1,869	Mar-19	Mar-21	46,716	Open	(3)
Chesterfield Mall	100%	5.74%	140,000	4,758	Sep-16	—	140,000	Open	(4)
Cross Creek Mall	100%	4.54%	123,398	9,376	Jan-22	—	51,130	Open
EastGate Mall	100%	5.83%	37,123	3,613	Apr-21	—	30,155	Open
Fayette Mall	100%	5.42%	162,240	13,527	May-21	—	139,177	Open
Greenbrier Mall	100%	5.00%	70,801	3,540	Dec-19	Dec-20	64,801	Open	(5)
Hamilton Place	90%	4.36%	106,138	6,400	Jun-26	—	85,846	Jun-17
Hanes Mall	100%	6.99%	146,268	13,080	Oct-18	—	140,968	Open
Hickory Point Mall	100%	5.85%	27,446	1,606	Dec-18	Dec-19	27,690	Open	(6)
Honey Creek Mall	100%	8.00%	26,700	3,373	Jul-19	—	23,290	Open	(7)
Jefferson Mall	100%	4.75%	66,051	4,456	Jun-22	—	58,176	Open
Kirkwood Mall	100%	5.75%	37,984	2,885	Apr-18		37,109	Open
Layton Hills Mall	100%	5.66%	89,921	2,284	Apr-17	—	89,327	Open	(12)
Midland Mall	100%	6.10%	31,953	1,544	Aug-16	—	31,953	Open	(4)
Northwoods Mall	100%	5.08%	67,827	4,743	Apr-22	—	60,292	Open
The Outlet Shoppes at Atlanta	75%	4.90%	76,098	5,095	Nov-23	—	65,036	Open
The Outlet Shoppes at Atlanta (Phase II)	75%	3.19%	4,839	281	Dec-19	—	4,454	Open	(8)	(9)
The Outlet Shoppes at Atlanta (Ridgewalk)	75%	5.03%	2,496	127	Jun-17	—	2,456	Open	(8)
The Outlet Shoppes at El Paso	75%	7.06%	62,355	5,514	Dec-17	—	61,265	Open
The Outlet Shoppes at El Paso (Phase II)	75%	3.37%	6,745	380	Apr-18	—	6,569	Open	(8)	(10)
The Outlet Shoppes at Gettysburg	50%	4.80%	38,450	1,963	Oct-25	—	33,172	Open	(11)
The Outlet Shoppes at Oklahoma City	75%	5.73%	53,867	4,521	Jan-22	—	45,428	Open
The Outlet Shoppes at Oklahoma City (Phase II)	75%	3.37%	5,597	363	Apr-19	Apr-21	5,233	Open	(8)
The Outlet Shoppes at Oklahoma City (Phase III)	75%	3.37%	2,744	220	Apr-19	Apr-21	2,464	Open	(8)	(10)
The Outlet Shoppes of the Bluegrass	65%	4.05%	74,736	4,464	Dec-24	—	61,830	Jan-17

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/16 (1)	Annual Debt Service	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity	Open to Prepayment Date (2)	Footnote
The Outlet Shoppes of the Bluegrass (Phase II)	65%	3.27%	10,101	557	Jul-20	—	9,261	Open	(8)	(10)
Park Plaza	100%	5.28%	86,737	7,165	Apr-21	—	74,428	Open
Parkdale Mall & Crossing	100%	5.85%	83,527	7,241	Mar-21	—	72,447	Open
Parkway Place	100%	6.50%	36,659	3,403	Jul-20	—	32,661	Open
Southpark Mall	100%	4.85%	62,246	4,240	Jun-22	—	54,924	Open
Valley View Mall	100%	6.50%	56,734	5,267	Jul-20	—	50,547	Open
Volusia Mall	100%	8.00%	45,929	5,802	Jul-19	—	40,064	Open	(7)
Wausau Center	100%	5.85%	17,689	1,509	Apr-21	—	15,100	Open	(4)
WestGate Mall	100%	4.99%	36,021	2,803	Jul-22	—	29,670	Open
			2,372,206	165,039			2,086,323

Associated Centers:
Hamilton Corner	90%	5.67%	14,258	1,183	Apr-17	—	14,164	Open	(12)
Hamilton Crossing & Expansion	92%	5.99%	9,368	819	Apr-21	—	8,122	Open
The Plaza at Fayette	100%	5.67%	37,146	944	Apr-17	—	36,901	Open	(12)
The Shoppes at St. Clair Square	100%	5.67%	18,827	479	Apr-17	—	18,702	Open	(12)
The Terrace	92%	7.25%	13,057	1,284	Jun-20	—	11,755	Open
			92,656	4,709			89,644

Community Center:
Statesboro Crossing	50%	2.57%	10,962	221	Jun-17	Jun-18	11,024	Open	(8)

Office Building:
CBL Center	92%	5.00%	19,170	1,651	Jun-22	—	14,949	Open

Construction Loan:
The Outlet Shoppes at Laredo	65%	3.12%	39,263	1,224	May-19	May-21	25,443	Open	(8)	(13)

Unsecured Credit Facilities:
$500,000 capacity	100%	1.82%	—	—	Oct-19	Oct-20	—	Open	(8)
$500,000 capacity	100%	1.82%	4,624	84	Oct-20	—	4,624	Open	(8)
$100,000 capacity	100%	1.82%	1,400	25	Oct-19	Oct-20	1,400	Open	(8)
			6,024	109			6,024
Unsecured Term Loans:
$400,000 capacity	100%	2.12%	400,000	8,467	Jul-18	—	400,000	Open	(8)
$350,000 capacity	100%	1.94%	350,000	6,797	Oct-17	Oct-19	350,000	Open	(8)
$50,000 capacity	100%	2.17%	50,000	1,083	Feb-18	—	50,000	Open	(8)
			800,000	16,347			800,000

Senior Unsecured Notes:
5.25% notes	100%	5.25%	450,000	23,625	Dec-23	—	450,000	Open
4.60% notes	100%	4.60%	300,000	13,800	Oct-24	—	300,000	Open

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/16 (1)	Annual Debt Service	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity	Open to Prepayment Date (2)	Footnote
5.95% notes	100%	5.95%	400,000	23,800	Dec-26	—	400,000	Open
			1,150,000	61,225			1,150,000

Unamortized Premiums and Discounts, net			(7,132)	—			—		(14)
Total Consolidated Debt			$4,483,149	$250,525			$4,183,407

Unconsolidated Debt:
Ambassador Town Center	65%	3.22%	$47,197	$2,479	Jun-23		$38,866	Open	(15)
Ambassador Town Center Infrastructure Improvements	65%	2.62%	11,700	1,014	Dec-17	Dec-19	11,035	Open	(8)	(16)
Coastal Grand	50%	4.09%	115,199	6,958	Aug-24	—	95,230	Open
Coastal Grand Outparcel	50%	4.09%	5,559	336	Aug-24	—	4,595	Open
CoolSprings Galleria	50%	6.98%	101,075	9,445	Jun-18	—	97,506	Open
Fremaux Town Center (Phase I)	65%	3.70%	72,126	4,427	Jun-26	—	52,130	Jun-19
Friendly Shopping Center	50%	3.48%	98,724	5,375	Apr-23	—	82,392	Open
Gulf Coast Town Center (Phase III)	50%	2.75%	4,451	387	Jul-17	—	4,118	Open	(8)
Hammock Landing (Phase I)	50%	2.62%	42,847	1,736	Feb-18	Feb -19	42,147	Open	(8)
Hammock Landing (Phase II)	50%	2.62%	16,557	676	Feb-18	Feb-19	16,277	Open	(8)
Oak Park Mall	50%	3.97%	276,000	11,357	Oct-25	—	232,004	Oct-18	(17)
The Pavilion at Port Orange	50%	2.62%	57,927	2,346	Feb-18	Feb-19	56,947	Open	(8)
The Shops at Friendly Center	50%	3.34%	60,000	1,837	Apr-23	—	60,000	Feb-19
Triangle Town Center	10%	5.74%	141,126	9,816	Dec-18	Dec-20	108,673	Open	(18)
West County Center	50%	3.40%	186,400	10,111	Dec-22	—	162,270	Open
York Town Center	50%	4.90%	33,822	2,657	Feb-22	—	28,293	Open
York Town Center - Pier 1	50%	3.38%	1,343	92	Feb-22	—	1,088	Open	(8)
Total Unconsolidated Debt			$1,272,053	$71,049			$1,093,571
Total Consolidated and Unconsolidated Debt			$5,755,202	$321,574			$5,276,978
Company's Pro-Rata Share of Total Debt			$4,969,808	$298,612					(19)

(1)	The amount listed includes 100% of the loan amount even though the Operating Partnership may have less than a 100% ownership interest in the Property.

(2)	Prepayment premium is based on yield maintenance or defeasance.

(3)
Cary Towne Center - Payments are interest-only through the maturity date. The original maturity date is contingent on the Company's redevelopment plans. The loan has one two-year extension option, which is at the Company's option and contingent on the Company having met specified redevelopment criteria.

(4)
Chesterfield Mall, Midland Mall, and Wausau Center - The loans secured by these malls are in default and receivership as of December 31, 2016. Subsequent to December 31, 2016, foreclosure was complete and Midland Mall was returned to the lender. We expect the foreclosure process to be complete on the other two malls in early 2017. See Note 6 and Note 19 to the consolidated financial statements for more information.

(5)
Greenbrier Mall - Payments are interest-only through December 2017. The interest rate will increase to 5.4075% on January 1, 2018 and thereafter require monthly principal payments of $225 and $300 in 2018 and 2019, respectively, in addition to interest. The loan has a one-year extension option, at our election, which is contingent on the mall meeting specified debt service and operational metrics. If the loan is extended, monthly principal payments of $325 will be required in 2020 in addition to interest.

(6)	Hickory Point Mall - The loan was modified in the second quarter of 2016 to eliminate future amortization payments.

(7)	The mortgages on Honey Creek Mall and Volusia Mall are cross-collateralized and cross-defaulted.

(8)	The interest rate is variable at various spreads over LIBOR priced at the rates in effect at December 31, 2016. The debt is prepayable at any time without prepayment penalty.

(9)
The Outlet Shoppes at Atlanta (Phase II) - The interest rate will be reduced to a spread of LIBOR plus 2.35% once certain debt and operational metrics are met. The Operating Partnership owns less than 100% of the Property but guarantees 100% of the debt.

(10)	The Operating Partnership owns less than 100% of the Property but guarantees 100% of the debt.

(11)	The Outlet Shoppes at Gettysburg - The loan is interest only through September 2017. Thereafter, debt service will be $2,422 in annual principal payments plus interest.

(12)	The loan on this Property was retired subsequent to December 31, 2016. See Note 19 to the consolidated financial statements for more information.

(13)
The Outlet Shoppes at Laredo - The interest rate will be reduced to LIBOR plus 2.25% once the development is complete and certain debt and operational metrics are met. The loan has one 24-month extension option, which is at the joint venture's election, subject to continued compliance with the terms of the loan agreement. The Operating Partnership owns less than 100% of the Property but guarantees 100% of the debt.

(14)
Represents bond discounts as well as net premiums related to debt assumed to acquire real estate assets, which had stated interest rates that were above or below the estimated market rates for similar debt instruments at the respective acquisition dates.

(15)
Ambassador Town Center - The debt is prepayable at any time without prepayment penalty. The unconsolidated affiliate has an interest rate swap on a notional amount of $47,197, amortizing to $38,866 over the term of the swap, to effectively fix the interest rate on the variable-rate loan. Therefore, this amount is currently reflected as having a fixed rate. The swap terminates in June 2023.

(16)
Ambassador Town Center Infrastructure Improvements - The Operating Partnership owns less than 100% of the Property but guarantees 100% of the debt. The guaranty will be reduced to 50% on March 1st of such year as payment-in-lieu of taxes ("PILOT") payments received and attributed to the prior calendar year by Ambassador Infrastructure and delivered to the lender are $1,200 or more, provided no event of default exists. The guaranty will be reduced to 20% when the PILOT payments are $1,400 or more, provided no event of default exists.

(17)	Oak Park Mall - The loan is interest only through November 2017. Thereafter, debt service will be $15,755 in annual principal payments plus interest.

(18)
Triangle Town Center - The fixed-rate loan is 4.00% interest-only payments through the initial maturity date. The unconsolidated affiliate, in which we have a 10% ownership interest, and its third party partner have the option to exercise two one-year extension options, subject to continued compliance with the terms of the loan agreement. Under the terms of the loan agreement, the joint venture must pay the lender $5,000 to reduce the principal balance of the loan and an extension fee of 0.50% of the remaining outstanding loan balance if it exercises the first extension. If the joint venture elects to exercise the second extension, it must pay the lender $8,000 to reduce the principal balance of the loan and an extension fee of 0.75% of the remaining outstanding principal loan balance. Additionally, the interest rate would increase to 5.737% during the extension period.

(19)
Represents the Company's pro rata share of debt, including our share of unconsolidated affiliates' debt and excluding noncontrolling interests' share of consolidated debt on shopping center Properties.

The following is a reconciliation of consolidated debt to the Company's pro rata share of total debt (in thousands):

Total consolidated debt	$4,483,149
Noncontrolling interests' share of consolidated debt	(116,666)
Company's share of unconsolidated debt	603,325
Unamortized deferred financing costs	(19,716)
Company's pro rata share of total debt	$4,950,092
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
On May 27, 2016, Tommy French filed a putative class action in the United States District Court for the Eastern District of Tennessee on behalf of himself and all persons who purchased our common stock between August 8, 2013 and May 24, 2016. Two additional suits were filed shortly thereafter with similar allegations. On June 9, 2016, The Allan J. and Sherry R. Potts Living Trust filed a putative class action in the same Court on behalf of the trust and all persons who purchased our common stock between August 8, 2013 and May 24, 2016, and on June 24, 2016, International Union of Painters & Allied Trades District Council No. 35 Pension Plan filed another putative class action in the same Court on behalf of itself and all persons who purchased our common stock between August 9, 2011 and May 24, 2016, containing similar allegations. On July 26, 2016, motions were submitted to the Court for the consolidation of these three cases, as well as for the appointment of a lead plaintiff. On September 26, 2016, the Court granted the motion, consolidated the cases into one action, and appointed the New Mexico Educational Retirement Board as lead plaintiff and its counsel, Bernstein Liebhard, as lead counsel. The Court granted the lead plaintiff 60 days to file a consolidated amended complaint, and once filed, we will file a response. The previously filed complaints are all based on substantially similar allegations that certain of our financing arrangements were obtained through fraud and/or misrepresentation, and that we and certain of our officers and directors made materially misleading statements to the market by failing to disclose material information concerning these alleged misrepresentations, and concerning the supposed involvement by insiders in alleged trading of our stock by a United States senator on the basis of material nonpublic information. Based on these allegations, these complaints assert claims for violation of the securities laws and seek a variety of relief, including unspecified monetary damages as well as costs and attorneys’ fees. The above-referenced plaintiffs voluntarily dismissed their claims on December 20 and 21, 2016, respectively, and on January 4, 2017, the Court administratively closed the case. We made no payment or entered into any agreement as part of this matter, and as such, we now consider this matter closed.
On July 29, 2016, Henry Shebitz filed a shareholder derivative suit in the Chancery Court for Hamilton County, Tennessee alleging that our directors, three former directors and certain current and former officers breached their fiduciary duties by causing us to make materially misleading statements to the market by failing to disclose material information concerning these alleged misrepresentations, and concerning the supposed involvement by insiders in alleged trading of our stock by a United States senator on the basis of material nonpublic information. The complaint further alleged that certain of our current and former officers and directors improperly engaged in transactions in the Company’s stock while in possession of material nonpublic information concerning the Company’s alleged misleading statements. The complaint purported to seek relief on behalf of us for unspecified damages as well as costs and attorneys’ fees. On or about January 31, 2017, the plaintiff filed a Notice of Voluntary Dismissal, and on February 2, 2017, the Court entered an order dismissing the suit without prejudice. We made no payment or entered into any agreement as part of this matter, and as such, we now consider this matter closed.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common stock of CBL & Associates Properties, Inc. is traded on the New York Stock Exchange.  The stock symbol is “CBL”. Quarterly sale prices and dividends paid per share of common stock are as follows:

	Market Price
Quarter Ended	High	Low	Dividend
2016
March 31	$12.74	$9.40	$0.265
June 30	$12.28	$9.10	$0.265
September 30	$14.29	$9.73	$0.265
December 31	$12.28	$10.36	$0.265

2015
March 31	$21.36	$18.72	$0.265
June 30	$19.98	$15.92	$0.265
September 30	$16.61	$13.65	$0.265
December 31	$15.59	$12.06	$0.265

There were approximately 771 shareholders of record for our common stock as of February 23, 2017.
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
See Part III, Item 12 contained herein for information regarding securities authorized for issuance under equity compensation plans.

The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2016:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
Oct. 1–31, 2016	897	$11.94	—	$—
Nov. 1–30, 2016	—	—	—	—
Dec. 1–31, 2016	—	—	—	—
Total	897	$11.94	—	$—

(1)	Represents shares surrendered to the Company by employees to satisfy federal and state income tax requirements related to the vesting of shares of restricted stock.

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

Operating Partnership Units
During the three months ended December 31, 2016, the Operating Partnership canceled the 897 common units underlying the 897 shares of common stock that were surrendered for tax obligations in conjunction with the surrender to the Company of such shares, as described above.
There is no established public trading market for the Operating Partnership’s common units and they are not registered under Section 12 of the Securities Exchange Act of 1934. Each limited partner in the Operating Partnership has the right to exchange all or a portion of its common units for shares of the Company’s common stock, or at the Company’s election, their cash equivalent.

ITEM 6. SELECTED FINANCIAL DATA (CBL & Associates Properties, Inc.)
(In thousands, except per share data)

	Year Ended December 31, (1)
	2016	2015	2014	2013	2012
Total revenues	$1,028,257	$1,055,018	$1,060,739	$1,053,625	$1,002,843
Total operating expenses	774,629	777,434	685,596	722,860	632,922
Income from operations	253,628	277,584	375,143	330,765	369,921
Interest and other income	1,524	6,467	14,121	10,825	3,953
Interest expense	(216,318)	(229,343)	(239,824)	(231,856)	(242,357)
Gain (loss) on extinguishment of debt	—	256	87,893	(9,108)	265
Gain on investments	7,534	16,560	—	2,400	45,072
Income tax (provision) benefit	2,063	(2,941)	(4,499)	(1,305)	(1,404)
Equity in earnings of unconsolidated affiliates	117,533	18,200	14,803	11,616	8,313
Income from continuing operations before gain on sales of real estate assets	165,964	86,783	247,637	113,337	183,763
Gain on sales of real estate assets	29,567	32,232	5,342	1,980	2,286
Income from continuing operations	195,531	119,015	252,979	115,317	186,049
Discontinued operations	—	—	54	(4,947)	(11,530)
Net income	195,531	119,015	253,033	110,370	174,519
Net income attributable to noncontrolling interests in:
Operating Partnership	(21,537)	(10,171)	(30,106)	(7,125)	(19,267)
Other consolidated subsidiaries	(1,112)	(5,473)	(3,777)	(18,041)	(23,652)
Net income attributable to the Company	172,882	103,371	219,150	85,204	131,600
Preferred dividends	(44,892)	(44,892)	(44,892)	(44,892)	(47,511)
Net income available to common shareholders	$127,990	$58,479	$174,258	$40,312	$84,089

Basic per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.75	$0.34	$1.02	$0.27	$0.60
Net income attributable to common shareholders	$0.75	$0.34	$1.02	$0.24	$0.54
Weighted-average common shares outstanding	170,762	170,476	170,247	167,027	154,762

Diluted per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.75	$0.34	$1.02	$0.27	$0.60
Net income attributable to common shareholders	$0.75	$0.34	$1.02	$0.24	$0.54
Weighted-average common and potential dilutive common shares outstanding	170,836	170,499	170,247	167,027	154,807

Amounts attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$127,990	$58,479	$174,212	$44,515	$93,469
Discontinued operations	—	—	46	(4,203)	(9,380)
Net income attributable to common shareholders	$127,990	$58,479	$174,258	$40,312	$84,089
Dividends declared per common share	$1.060	$1.060	$1.000	$0.935	$0.880

	December 31,
	2016	2015	2014	2013	2012
BALANCE SHEET DATA:
Net investment in real estate assets	$5,520,539	$5,857,953	$5,947,175	$6,067,157	$6,328,982
Total assets	6,104,640	6,479,991	6,599,172	6,769,687	7,077,188
Total mortgage and other indebtedness, net	4,465,294	4,710,628	4,683,333	4,841,239	4,733,135
Redeemable noncontrolling interests	17,996	25,330	37,559	34,639	464,082
Total shareholders' equity	1,228,714	1,284,970	1,406,552	1,404,913	1,328,693
Noncontrolling interests	112,138	114,629	143,376	155,021	192,404
Total equity	1,340,852	1,399,599	1,549,928	1,559,934	1,521,097

	Year Ended December 31,
	2016	2015	2014	2013	2012
OTHER DATA:
Cash flows provided by (used in):
Operating activities	$468,579	$495,015	$468,061	$464,751	$481,515
Investing activities	(1,446)	(259,815)	(234,855)	(125,693)	(246,670)
Financing activities	(485,074)	(236,246)	(260,768)	(351,806)	(212,689)

FFO allocable to Operating Partnership common unitholders (2)	538,198	481,068	545,514	437,451	458,159
FFO allocable to common shareholders	460,052	410,592	465,160	371,702	372,758

(1)
Please refer to Note 3, 5 and 15 to the consolidated financial statements for a description of acquisitions, joint venture transactions and impairment charges that have impacted the comparability of the financial information presented.

(2)
Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for the definition of FFO, which does not represent cash flows from operations as defined by accounting principles generally accepted in the United States and is not necessarily indicative of the cash available to fund all cash requirements.  A reconciliation of net income attributable to common shareholders to FFO allocable to Operating Partnership common unitholders is presented on page 78.

ITEM 6. SELECTED FINANCIAL DATA (CBL & Associates Limited Partnership)
(In thousands, except per unit data)

	Year Ended December 31, (1)
	2016	2015	2014	2013	2012
Total revenues	$1,028,257	$1,055,018	$1,060,739	$1,053,625	$1,002,843
Total operating expenses	774,629	777,434	685,596	722,860	632,922
Income from operations	253,628	277,584	375,143	330,765	369,921
Interest and other income	1,524	6,467	14,121	10,825	3,953
Interest expense	(216,318)	(229,343)	(239,824)	(231,856)	(242,357)
Gain (loss) on extinguishment of debt	—	256	87,893	(9,108)	265
Gain on investments	7,534	16,560	—	2,400	45,072
Income tax (provision) benefit	2,063	(2,941)	(4,499)	(1,305)	(1,404)
Equity in earnings of unconsolidated affiliates	117,533	18,200	14,803	11,616	8,313
Income from continuing operations before gain on sales of real estate assets	165,964	86,783	247,637	113,337	183,763
Gain on sales of real estate assets	29,567	32,232	5,342	1,980	2,286
Income from continuing operations	195,531	119,015	252,979	115,317	186,049
Discontinued operations	—	—	54	(4,947)	(11,530)
Net income	195,531	119,015	253,033	110,370	174,519
Net income attributable to noncontrolling interests	(1,112)	(5,473)	(3,777)	(18,041)	(23,652)
Net income attributable to the Operating Partnership	194,419	113,542	249,256	92,329	150,867
Distributions to preferred unitholders	(44,892)	(44,892)	(44,892)	(44,892)	(47,511)
Net income available to common unitholders	$149,527	$68,650	$204,364	$47,437	$103,356

Basic per unit data attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$0.75	$0.34	$1.02	$0.26	$0.59
Net income attributable to common unitholders	$0.75	$0.34	$1.02	$0.24	$0.54
Weighted-average common units outstanding	199,764	199,734	199,660	196,572	190,223

Diluted per unit data attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$0.75	$0.34	$1.02	$0.26	$0.59
Net income attributable to common unitholders	$0.75	$0.34	$1.02	$0.24	$0.54
Weighted-average common and potential dilutive common units outstanding	199,838	199,757	199,660	196,572	190,268

	Year Ended December 31, (1)
	2016	2015	2014	2013	2012
Amounts attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$149,527	$68,650	$204,318	$51,640	$112,736
Discontinued operations	—	—	46	(4,203)	(9,380)
Net income attributable to common unitholders	$149,527	$68,650	$204,364	$47,437	$103,356
Distributions per unit	$1.09	$1.09	$1.03	$0.97	$0.92

	December 31,
	2016	2015	2014	2013	2012
BALANCE SHEET DATA:
Net investment in real estate assets	$5,520,539	$5,857,953	$5,947,175	$6,067,157	$6,328,982
Total assets	6,104,997	6,480,430	6,599,600	6,770,109	7,077,677
Total mortgage and other indebtedness, net	4,465,294	4,710,628	4,683,333	4,841,239	4,733,135
Redeemable interests	17,996	25,330	37,559	34,639	464,082
Total partners' capital	1,329,076	1,395,162	1,541,533	1,541,176	1,458,164
Noncontrolling interests	12,103	4,876	8,908	19,179	63,496
Total capital	1,341,179	1,400,038	1,550,441	1,560,355	1,521,660

	Year Ended December 31,
	2016	2015	2014	2013	2012
OTHER DATA:
Cash flows provided by (used in):
Operating activities	$468,577	$495,022	$468,063	$464,741	$481,181
Investing activities	(1,446)	(259,815)	(234,855)	(125,693)	(246,683)
Financing activities	(485,075)	(236,246)	(260,768)	(351,806)	(212,331)

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
We conduct substantially all of our business through the Operating Partnership. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a VIE. See Item 1. Business for a description of the number of Properties owned and under development as of December 31, 2016.
Net income for the year ended December 31, 2016 was $195.5 million as compared to $119.0 million in the prior-year period, representing an increase of 64.3%. Our strategic initiatives to refine our portfolio, reduce leverage and strengthen our balance sheet have produced outstanding results. Same-center NOI (see below) increased 2.3% as compared to the prior-year period. The 2.3% growth was driven by increases in same-center Mall occupancy to 94.2% and a 2.1% increase in average annual base rents for our same-center Malls. Diluted earnings per share ("EPS") attributable to common shareholders was $0.75 per diluted share for the year ended December 31, 2016 as compared to $0.34 per diluted share for the prior-year period. FFO, as adjusted, per diluted share (see below) grew 3.9% for the year ended December 31, 2016 to $2.41 per diluted share as compared to $2.32 per diluted share in the prior-year period.
Leasing spreads for comparable space under 10,000 square feet in our stabilized malls were 7.6% for leases signed in 2016, including a 1.2% increase in renewal lease rates, and a 28.2% increase for new leases. For the year ended December 31, 2016, same-center sales decreased 1.6% to $376 per square foot as compared to $382 per square foot in the prior-year period. Occupancy for our total portfolio increased 120 basis points to 94.8% as of December 31, 2016 as compared to 93.6% in the prior-year period.
The disposition program we announced in April 2014 is almost complete and we are pleased with the transformation of our portfolio. As a result of this program, we have reduced the amount of our Total Mall NOI generated from Tier 3 Malls, which have sales under $300 per square foot, to 6.1% of Total Mall NOI at December 31, 2016 from 11% of Total Mall NOI at December 31, 2015. We anticipate adding a number of transformational projects to our development pipeline as we finalize plans for and undertake several anchor redevelopments related to the five Sears department stores and four Macy's stores that we acquired in January 2017. Anchor redevelopments provide us with an opportunity to bring new uses and in-demand tenants to our centers, which many times increases overall traffic and sales at the center.
Same-center NOI and FFO are non-GAAP measures. For a description of same-center NOI, a reconciliation from net income to same-center NOI, and an explanation of why we believe this is a useful performance measure, see Non-GAAP Measure - Same-center Net Operating Income in “Results of Operations.” For a description of FFO and FFO, as adjusted, a reconciliation from net income attributable to common shareholders to FFO allocable to Operating Partnership common unitholders, and an explanation of why we believe this is a useful performance measure, see Non-GAAP Measure - Funds from Operations within the "Liquidity and Capital Resources" section.

Results of Operations
Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015
Properties that were in operation for the entire year during both 2016 and 2015 are referred to as the “2016 Comparable Properties.” Since January 1, 2015, we have opened two community center developments and acquired one mall as follows:

Property	Location	Date Opened/Acquired
New Developments:
Parkway Plaza	Fort Oglethorpe, GA	March 2015
Ambassador Town Center (1)	Lafayette, LA	April 2016

Acquisition:
Mayfaire Town Center	Wilmington, NC	June 2015

(1)
Ambassador Town Center is a 65/35 joint venture that is accounted for using the equity method of accounting and is included in equity in earnings of unconsolidated affiliates in the accompanying consolidated statements of operations.

The Properties listed above, with the exception of Ambassador Town Center, are included in our operations on a consolidated basis and are collectively referred to as the "2016 New Properties." The transactions related to the 2016 New Properties impact the comparison of the results of operations for the year ended December 31, 2016 to the results of operations for the year ended December 31, 2015.
Revenues
Total revenues decreased by $26.8 million for 2016 compared to the prior year. Rental revenues and tenant reimbursements decreased $20.7 million due to a decrease of $31.8 million from dispositions, which was partially offset by increases of $5.6 million related to the 2016 Comparable Properties and $5.5 million attributable to the 2016 New Properties. The $5.6 million increase in revenues of the 2016 Comparable Properties consists of a $9.0 million increase related to our core Properties partially offset by a $3.4 million decrease attributable to non-core Properties. Positive leasing spreads and increases in base rents from occupancy gains led to increases in minimum and percentage rents. Additionally, revenue from specialty leasing drove the growth in other rents. These increases were partially offset by a decline in tenant reimbursements.
Our cost recovery ratio was 99.6% for 2016 compared to 101.7% for 2015. The 2016 cost recovery ratio was lower due to higher seasonal expenses and a decline in tenant reimbursements.
The increase in management, development and leasing fees of $4.0 million was primarily attributable to increases in management fees from new contracts to manage six malls and one community center for third parties, development fees related to the construction of an outlet center and several projects at unconsolidated affiliates and financing fees related to new loans, which closed in June 2016, secured by Ambassador Town Center, Fremaux Town Center and Hamilton Place.
In the fourth quarter of 2016, the Company's interest in the subsidiary that provided security and maintenance services to third parties was purchased by its joint venture partner. The Company's exit from this joint venture drove the majority of the decrease in other revenues of $10.1 million. See Note 8 to the consolidated financial statements for more information.
Operating Expenses
Total operating expenses decreased $2.8 million for 2016 compared to the prior year. Property operating expenses, including real estate taxes and maintenance and repairs, decreased $1.9 million primarily due to a decrease of $7.6 million from dispositions, which was partially offset by increases of $4.3 million related to the 2016 Comparable Properties and $1.4 million related to the 2016 New Properties. The increase attributable to the 2016 Comparable Properties includes increases of $3.2 million related to core Properties and $1.1 million attributable to non-core Properties. The $3.2 million increase at our core Properties was primarily due to increases in bad debt expense, maintenance and repairs expense and snow removal, as well as an increase in real estate taxes from higher tax assessments. These increases were partially offset by decreases in payroll and related costs and utilities expense.

The decrease in depreciation and amortization expense of $6.4 million resulted from decreases of $7.5 million related to dispositions and $1.8 million related to the 2016 Comparable Properties, which were partially offset by an increase of $2.9 million attributable to the 2016 New Properties. The $1.8 million decrease attributable to the 2016 Comparable Properties includes a decrease of $3.4 million attributable to non-core Properties, partially offset by an increase of $1.6 million related to our core Properties. The $1.6 million increase at our core Properties is a result of an increase of $7.6 million in depreciation expense related to capital expenditures for renovations, redevelopments and deferred maintenance, which was partially offset by a decrease of $6.0 million in amortization of in-place leases and tenant improvements. The decrease related to in-place leases primarily resulted from in-place lease assets of Properties acquired in past years becoming fully amortized.
General and administrative expenses increased $1.2 million as compared to the prior-year period. General and administrative expenses for 2016 include $2.3 million of non-recurring professional fees expense (which represent one-time expenses that are not part of our normal operations) related to the recently completed SEC investigation and $2.6 million of expense related to litigation settlements. Excluding the impact of these items, general and administrative expenses decreased approximately $3.6 million as compared to the prior year. The $3.6 million decrease was primarily due to decreases in consulting and information technology expenses related to process and technology improvements completed in the prior-year period, as well as a decrease in payroll and related expenses attributable to a company-wide bonus paid to employees in 2015 for exceeding NOI budgets in 2014.
During 2016, we recognized impairments of real estate of $116.8 million to write down the book value of nine malls, an associated center, a community center, three office buildings and three outparcels. During 2015, we recorded impairments of real estate of $105.9 million primarily attributable to two malls, an associated center and a community center. See Note 15 to the consolidated financial statements for additional information on these impairments.
Other expenses decreased $6.6 million due to a decrease of $4.3 million related to the divestiture of our interest, in the fourth quarter of 2016, in our subsidiary that provides security and maintenance services to third parties and $2.3 million of abandoned projects that were expensed in the prior-year period.
Other Income and Expenses
Interest and other income decreased $4.9 million in 2016 primarily due to $4.9 million received in the prior year as a partial settlement of a lawsuit.
Interest expense decreased $13.0 million in 2016 compared to the prior-year period. The $13.0 million decrease consists of decreases of $11.8 million attributable to the 2016 Comparable Properties and $1.2 million related to dispositions. The $11.8 million decrease related to the 2016 Comparable Properties primarily consists of a decrease of $14.6 million attributable to our core Properties, partially offset by an increase of $2.8 million in accrued default interest related to three malls that are in foreclosure proceedings. Interest expense related to property-level debt declined $19.1 million from the retirement of secured debt with borrowings from our lines of credit and net proceeds from dispositions. We also recognized a $1.8 million decrease in expense related to our interest rate swaps, which matured in April 2016. These decreases were partially offset by an increase in interest expense related to our corporate-level debt resulting from increased intra-year balances on our lines of credit related to the retirement of secured debt as well as interest expense from the issuance of the 2026 Notes in December 2016.
During 2015, we recorded a gain on extinguishment of debt of $0.3 million due to the early retirement of a mortgage loan.
In 2016, we recognized a gain on investments of $7.5 million which consisted of a $10.1 million gain from the redemption of our remaining investment in a Chinese real estate company, which was partially offset by a $2.6 million loss attributable to the divestiture of our subsidiary that provided maintenance and security services to third parties. We recorded a gain on investment of $16.6 million in 2015 related to the sale of all of our marketable securities.
The income tax benefit of $2.1 million in 2016 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current and deferred tax benefit of $1.2 million and $0.9 million, respectively. The income tax provision of $2.9 million in 2015 consists of a current tax provision of $3.1 million and a deferred tax benefit of $0.2 million.
Equity in earnings of unconsolidated affiliates increased by $99.3 million during 2016. The increase is primarily attributable to gains on sales of real estate assets of $97.4 million primarily related to the disposal of interests in two malls, two community centers and four office buildings.
In 2016, we recognized a $29.6 million gain on sales of real estate assets, which consisted primarily of $27.4 million related to the sale of a community center, an outparcel project at an outlet center and 18 outparcels and $2.2 million attributable to a parking deck project. In 2015, we recognized a $32.2 million gain on sales of real estate assets of $21.3 million from the sale of three Properties in our portfolio and $10.9 million primarily attributable to the sale of interests in two apartment complexes and ten outparcels.

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014
Properties that were in operation for the entire year during both 2015 and 2014 are referred to as the “2015 Comparable Properties.” From January 1, 2014 to December 31, 2015, we opened one open-air center, one outlet center and one community center development and acquired one mall as follows:

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
Operating Expenses
Total operating expenses increased $91.8 million for 2015 compared to the prior year. The increase was primarily due to impairment of real estate assets as described below. Property operating expenses, including real estate taxes and maintenance and repairs, decreased $10.6 million primarily due to decreases of $10.6 million from dispositions and $4.0 million related to the 2015 Comparable Properties, partially offset by an increase of $4.0 million related to the 2015 New Properties. The decrease attributable to the Comparable Properties was primarily due to lower operating costs, including snow removal, electricity, payroll and marketing, as we continue to focus on controlling operating expenses. These decreases were partially offset by increases in real estate taxes that were primarily attributable to Properties where we have opened redevelopments and expansions.
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
During 2015, we recorded impairments of real estate of $105.9 million primarily attributable to four Properties. During 2014, we recorded impairments of real estate of $17.9 million primarily attributable to three Property dispositions. See Note 15 to the consolidated financial statements for additional information on these impairments.
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
During 2015, we recorded a gain on extinguishment of debt of $0.3 million due to the early retirement of a mortgage loan. During 2014, we recorded a gain on extinguishment of debt of $87.9 million which consisted primarily of $89.4 million related to a gain on extinguishment of debt from the transfer of three malls to their respective lenders in settlement of the non-recourse debt secured by the Properties. This gain was partially offset by $1.5 million in prepayment fees from the early retirement of two mortgage loans. See Note 4 to the consolidated financial statements for more information on these transactions.
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
We include a Property in our same-center pool when we have owned all or a portion of the Property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year ended December 31, 2015 and the current year ended December 31, 2016. New Properties are excluded from same-center NOI, until they meet these criteria. Properties excluded from the same-center pool that would otherwise meet this criteria are Properties which are being repositioned or Properties where we are considering alternatives for repositioning, where we intend to renegotiate the terms of the debt secured by the related Property or return the Property to the lender and those in which we own a noncontrolling interest of 25% or less. Chesterfield Mall, Midland Mall and Wausau Center are classified as Lender Malls at December 31, 2016. As of December 31, 2016, Cary Town Center and Hickory Point Mall were classified as Repositioning Malls. Triangle Town Center and River Ridge Mall are classified as Minority Interest Malls as of December 31, 2016.
Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net income attributable to the Company for the years ended December 31, 2016 and 2015 is as follows (in thousands):

	Year Ended December 31,
	2016	2015
Net income	$195,531	$119,015
Adjustments: (1)
Depreciation and amortization	322,539	330,500
Interest expense	235,586	258,047
Abandoned projects expense	56	2,373
Gain on sales of real estate assets	(126,997)	(34,240)
(Gain) loss on extinguishment of debt	197	(256)
Gain on investments	(7,534)	(16,560)
Loss on impairment	116,822	105,945
Income tax provision (benefit)	(2,063)	2,941
Lease termination fees	(2,211)	(4,660)
Straight-line rent and above- and below-market rent	(2,081)	(7,403)
Net income attributable to noncontrolling interests in other consolidated subsidiaries	(1,112)	(5,473)
General and administrative expenses	63,332	62,118
Management fees and non-property level revenues	(17,026)	(24,958)
Operating Partnership's share of property NOI	775,039	787,389
Non-comparable NOI	(58,967)	(87,716)
Total same-center NOI	$716,072	$699,673

(1)
Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated Properties.

Same-center NOI increased $16.4 million for the year ended December 31, 2016 compared to 2015. Our NOI growth of 2.3% for 2016 was driven primarily by an increase of $14.7 million in minimum and percentage rents as we continued to realize benefits from rent growth and occupancy increases. Positive leasing spreads of 7.6% for our Stabilized Mall portfolio and the increase in same-center Mall occupancy to 94.2% as of December 31, 2016 compared to 93.7% for 2015 contributed to the increase in rents. Additionally, average annual base rents for our same-center Malls increased 2.1% to $32.82 as of December 31, 2016 compared to $32.15 in 2015. These increases were partially offset by a decline of $0.5 million in tenant reimbursements. Our operating expenses declined $2.5 million on a same-center basis due to lower utility expenses and payroll costs. Maintenance and repair expenses, as compared to the prior-year period, increased $1.4 million due to higher snow removal expenditures and other maintenance costs.
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
We derive the majority of our revenues from the Mall Properties. The sources of our revenues by property type were as follows:

	Year Ended December 31,
	2016	2015
Malls	90.3%	89.5%
Associated centers	3.8%	3.8%
Community centers	1.7%	1.9%
Mortgages, office buildings and other	4.2%	4.8%

Mall Store Sales
Mall store sales include reporting mall tenants of 10,000 square feet or less for Stabilized Malls and exclude license agreements, which are retail contracts that are temporary or short-term in nature and generally last more than three months but less than twelve months. The following is a comparison of our same-center sales per square foot for Mall tenants of 10,000 square feet or less:

	Year Ended December 31,
	2016	2015	% Change
Stabilized Mall same-center sales per square foot	$376	$382	(1.6)%
Occupancy
Our portfolio occupancy is summarized in the following table (1):

	As of December 31,
	2016	2015
Total portfolio	94.8%	93.6%
Total Mall portfolio	94.1%	93.1%
Same-center Malls	94.2%	93.7%
Stabilized Malls	94.2%	93.3%
Non-stabilized Malls (2)	92.8%	91.3%
Associated centers	96.9%	94.6%
Community centers	98.2%	97.1%

(1)	As noted in Item 2. Properties, excluded Properties are not included in occupancy metrics.

(2)
Represents occupancy for The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Atlanta as of December 31, 2016 and occupancy for Fremaux Town Center, The Outlet Shoppes of the Bluegrass, and The Outlet Shoppes at Atlanta as of December 31, 2015.

Leasing
The following is a summary of the total square feet of leases signed in the year ended December 31, 2016 as compared to the prior-year period:

	Year Ended December 31,
	2016	2015
Operating portfolio:
New leases	1,412,130	1,728,843
Renewal leases	2,323,516	2,840,544
Development portfolio:
New leases	563,196	372,063
Total leased	4,298,842	4,941,450
Average annual base rents per square foot are computed based on contractual rents in effect as of December 31, 2016 and 2015, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each Property type (1):

	December 31,
	2016	2015
Same-center Stabilized Malls	$32.82	$32.15
Stabilized Malls	32.96	31.47
Non-stabilized Malls (2)	26.60	25.69
Associated centers	13.90	13.95
Community centers	16.10	16.15
Office buildings	18.69	19.51

(1)
As noted in Item 2. Properties, excluded Properties are not included in base rent. Average base rents for associated centers, community centers and office buildings include all leased space, regardless of size.

(2)
Represents average annual base rents for Fremaux Town Center, The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Atlanta as of December 31, 2016 and average annual base rents for Fremaux Town Center, The Outlet Shoppes of the Bluegrass, and The Outlet Shoppes at Atlanta as of December 31, 2015.

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the year ended December 31, 2016 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (2)	% Change Average
All Property Types (1)	1,852,025	$41.21	$42.93	4.2%	$44.30	7.5%
Stabilized Malls	1,727,723	42.33	44.14	4.3%	45.56	7.6%
New leases	444,841	39.60	47.95	21.1%	50.75	28.2%
Renewal leases	1,282,882	43.27	42.82	(1)%	43.77	1.2%

(1)	Includes Stabilized Malls, associated centers, community centers and other.

(2)	Average gross rent does not incorporate allowable future increases for recoverable common area expenses.

New and renewal leasing activity of comparable small shop space of less than 10,000 square feet for the year ended December 31, 2016 based on commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2016:
New	190	523,318	8.45	$47.25	$49.91	$39.74	$7.51	18.9%	$10.17	25.6%
Renewal	542	1,435,842	3.84	44.02	44.98	43.80	0.22	0.5%	1.18	2.7%
Commencement 2016 Total	732	1,959,160	5.04	$44.89	$46.29	$42.72	$2.17	5.1%	$3.57	8.4%

Commencement 2017:
New	49	135,628	8.73	$52.86	$55.99	$41.57	$11.29	27.2%	$14.42	34.7%
Renewal	151	409,562	3.81	37.72	38.38	37.85	(0.13)	(0.3)%	0.53	1.4%
Commencement 2017 Total	200	545,190	5.01	$41.49	$42.76	$38.77	$2.72	7.0%	$3.99	10.3%

Total 2016/2017	932	2,504,350	5.03	$44.15	$45.52	$41.86	$2.29	5.5%	$3.66	8.7%
Liquidity and Capital Resources
In December 2016, we closed on a $400 million offering of senior unsecured notes. The 2026 Notes mature in December 2026 and bear interest at a fixed-rate of 5.95%. Net proceeds were used primarily to reduce amounts outstanding on our unsecured credit facilities. We continue to focus on growing our pool of unencumbered Properties. Our consolidated unencumbered Properties generated approximately 48% of total consolidated NOI for the year ended December 31, 2016 (excluding Lender Properties). We have three malls in the foreclosure process. Midland Mall was returned to the lender in January 2017 and we anticipate the foreclosure process for the other two Properties will be complete in early 2017. We restructured four operating Property loans with an aggregate loan balance of $162.1 million, reducing the weighted-average interest rate from 6.63% to a weighted-average interest rate of 4.75%. Subsequent to December 31, 2016, we retired four loans with an aggregate balance of $160.1 million to add to our portfolio of unencumbered Properties. We retired loans securing eight Properties with an aggregate total loan balance, at our share, of $210.1 million during 2016, adding these Properties to the unencumbered pool.
We derive a majority of our revenues from leases with retail tenants, which have historically been the primary source for funding short-term liquidity and capital needs such as operating expenses, debt service, tenant construction allowances, recurring capital expenditures, dividends and distributions. We believe that the combination of cash flows generated from our operations, combined with our debt and equity sources and the availability under our credit facilities will, for the foreseeable future, provide adequate liquidity to meet our cash needs.  In addition to these factors, we have options available to us to generate additional liquidity, including but not limited to, debt and equity offerings, joint venture investments, net proceeds from dispositions, issuances of noncontrolling interests in our Operating Partnership, and decreasing expenditures related to tenant construction allowances and other capital expenditures.  We also generate revenues from sales of peripheral land at our Properties and from sales of real estate assets when it is determined that we can realize an optimal value for the assets.
Cash Flows - Operating, Investing and Financing Activities
There was $19.0 million of unrestricted cash and cash equivalents as of December 31, 2016, a decrease of $17.9 million from December 31, 2015. Our net cash flows are summarized as follows (in thousands):

	Year Ended December 31,			Year Ended December 31,
	2016	2015	Change	2015	2014	Change
Net cash provided by operating activities	$468,579	$495,015	$(26,436)	$495,015	$468,061	$26,954
Net cash used in investing activities	(1,446)	(259,815)	258,369	(259,815)	(234,855)	(24,960)
Net cash used in financing activities	(485,074)	(236,246)	(248,828)	(236,246)	(260,768)	24,522
Net cash flows	$(17,941)	$(1,046)	$(16,895)	$(1,046)	$(27,562)	$26,516

Cash Provided by Operating Activities
Cash provided by operating activities during 2016 decreased $26.4 million to $468.6 million from $495.0 million during 2015. The decrease in operating cash flows was primarily attributable to operating cash flows related to Properties sold in 2016 and lower cash paid for interest as we continued our strategy of retiring higher-rate secured debt with availability on our lower-rate unsecured lines of credit and net proceeds from the 2026 Notes. These decreases were partially offset by increases in operating cash flow as a result of the increase in same-center NOI of 2.3% and the 2016 New Properties. Cash provided by operating activities during 2015 increased $26.9 million to $495.0 million from $468.1 million during 2014. The increase in operating cash flows was primarily attributable to a decrease in cash paid for interest as we continued our strategy of retiring higher-rate secured debt with lower-rate unsecured debt as well as a slight increase in same-center NOI and cash flows from the 2015 New Properties. These increases were partially offset by operating cash flows related to Properties sold in 2015 and higher general and administrative expenses due to one-time business and process technology improvements.
Cash Used in Investing Activities
Cash flows used in investing activities during 2016 were $1.4 million, representing a $258.4 million difference as compared to cash used in investing activities of $259.8 million in the prior-year period. Cash used in investing activities in 2016 related to our development, redevelopment, renovation and expansion programs as well as tenant improvements and ongoing deferred maintenance at our Properties, which was offset by a higher amount of proceeds from the sale of several consolidated and unconsolidated Properties and higher distributions from our unconsolidated affiliates related to proceeds from sales of Properties and excess proceeds from the refinancing of certain loans. Cash used in investing activities in 2015 included $192.0 million related to the acquisition of Mayfaire Town Center and $218.9 million of expenditures related to our development, redevelopment, renovation and expansion programs as well as tenant improvements and ongoing deferred maintenance at our Properties, which were partially offset by net proceeds of $20.8 million received from the sale of all our marketable securities and $132.2 million in net proceeds received primarily from the sale of a mall, five other Properties and interests in two apartment complexes.
Cash Used in Financing Activities
Cash flows used in financing activities during 2016 were $485.1 million as compared to $236.2 million in the prior-year period. The $248.8 million increase was driven primarily by the use of net proceeds from the sales of consolidated and unconsolidated Properties that were used to reduce borrowings on our unsecured lines of credit. Additionally, the prior-year period included borrowings of $192.0 million to acquire Mayfaire Town Center.
Debt
Debt of the Company
CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that it has a direct or indirect ownership interest in, is the borrower on all of our debt.
CBL is a limited guarantor of the Notes issued by the Operating Partnership in November 2013, October 2014, and December 2016 respectively, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. We also provide a similar limited guarantee of the Operating Partnership's obligations with respect to our unsecured credit facilities and three unsecured term loans as of December 31, 2016.

Debt of the Operating Partnership
The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated Properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

December 31, 2016:	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating Properties	$2,453,628	$(109,162)	$530,062	$2,874,528	5.29%
Senior unsecured notes due 2023 (2)	446,552	—	—	446,552	5.25%
Senior unsecured notes due 2024 (3)	299,939	—	—	299,939	4.60%
Senior unsecured notes due 2026 (4)	394,260	—	—	394,260	5.95%
Total fixed-rate debt	3,594,379	(109,162)	530,062	4,015,279	5.30%
Variable-rate debt:
Non-recourse term loans on operating Properties	19,055	(7,504)	2,226	13,777	3.18%
Recourse term loans on operating Properties	24,428	—	71,037	95,465	2.80%
Construction loan (5)	39,263	—	—	39,263	3.12%
Unsecured lines of credit	6,024	—	—	6,024	1.82%
Unsecured term loans	800,000	—	—	800,000	2.04%
Total variable-rate debt	888,770	(7,504)	73,263	954,529	2.18%
Total fixed-rate and variable-rate debt	4,483,149	(116,666)	603,325	4,969,808	4.70%
Unamortized deferred financing costs	(17,855)	945	(2,806)	(19,716)
Total mortgage and other indebtedness, net	$4,465,294	$(115,721)	$600,519	$4,950,092

December 31, 2015:	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating Properties (6)	$2,736,538	$(110,411)	$664,249	$3,290,376	5.51%
Senior unsecured notes due 2023 (2)	446,151	—	—	446,151	5.25%
Senior unsecured notes due 2024 (3)	299,933	—	—	299,933	4.60%
Other	2,686	(1,343)	—	1,343	3.50%
Total fixed-rate debt	3,485,308	(111,754)	664,249	4,037,803	5.41%
Variable-rate debt:
Non-recourse loans on operating Properties	16,840	(6,981)	2,546	12,405	2.55%
Recourse term loans on operating Properties	25,635	—	102,377	128,012	2.51%
Construction loans	—	—	30,047	30,047	2.12%
Unsecured lines of credit	398,904	—	—	398,904	1.54%
Unsecured term loans	800,000	—	—	800,000	1.82%
Total variable-rate debt	1,241,379	(6,981)	134,970	1,369,368	1.81%
Total fixed-rate and variable-rate debt	4,726,687	(118,735)	799,219	5,407,171	4.50%
Unamortized deferred financing costs	(16,059)	855	(1,486)	(16,690)
Total mortgage and other indebtedness, net	$4,710,628	$(117,880)	$797,733	$5,390,481

(1)	Weighted-average interest rate includes the effect of debt premiums and discounts, but excludes amortization of deferred financing costs.

(2)	The balance is net of an unamortized discount of $3,448 and $3,849, as of December 31, 2016 and 2015, respectively.

(3)	The balance is net of an unamortized discount of $61 and $67, as of December 31, 2016 and 2015, respectively.

(4)	In December 2016, the Operating Partnership issued $400,000 of senior unsecured notes in a public offering. The balance is net of an unamortized discount of $5,740 as of December 31, 2016.

(5)	In the second quarter of 2016, a consolidated joint venture closed on a construction loan for the development of The Outlet Shoppes at Laredo.

(6)
We had four interest rate swaps on notional amounts outstanding totaling $101,151 as of December 31, 2015 related to four of our variable-rate loans on operating Properties to effectively fix the interest rates on these loans.  Therefore, these amounts were reflected in fixed-rate debt at December 31, 2015.

The following table presents our pro rata share of consolidated and unconsolidated debt as of December 31, 2016, excluding debt premiums and discounts, that is scheduled to mature in 2017 as well as two operating Property loans with 2016 maturity dates (in thousands):

	Balance
	Original Maturity Date
2016 Maturities:
Consolidated Properties:
Chesterfield Mall	$140,000	(1)
Midland Mall	31,953	(2)
Total 2016 Maturities	$171,953

2017 Maturities:
Consolidated Properties:
Acadiana Mall	$125,829
Hamilton Corner	14,258	(3)
Layton Hills Mall	89,921	(3)
The Outlet Shoppes at Atlanta - Ridgewalk	2,496
The Outlet Shoppes at El Paso	62,355
The Plaza at Fayette Mall	37,146	(3)
The Shoppes at St. Clair Square	18,827	(3)
Statesboro Crossing	10,962	(4)
	361,794
Unconsolidated Properties:
Ambassador Town Center Infrastructure Improvements	11,700	(5)
Gulf Coast Town Center - Phase III	2,225
	13,925

$350,000 Unsecured Term Loan	350,000	(6)

Total 2017 Maturities at pro rata share	$725,719

(1)	The mall is in foreclosure which is expected to be complete in early 2017.

(2)	Subsequent to December 31, 2016, this Property was returned to the lender. See Note 19 to the consolidated financial statements for further information.

(3)	Subsequent to December 31, 2016, the loan on this Property was retired. See Note 19 to the consolidated financial statements for more information.

(4)	The loan has a one-year extension option for an outside maturity date of June 2018.

(5)	The loan has one two-year extension options, at the joint venture's election, for an outside maturity date of December 2019.

(6)	The unsecured term loan has two one-year extension options, at the Company's election, for an outside maturity date of October 2019.
As of December 31, 2016, $725.7 million of our pro rata share of consolidated and unconsolidated debt, excluding debt premiums and discounts, is scheduled to mature during 2017 in addition to $172.0 million related to two operating Property loans, which matured in 2016 and are currently in foreclosure. Of the $725.7 million of 2017 maturities, the $350.0 million unsecured term loan and two operating Property loans with an aggregate principal balance of $22.7 million have extension options available leaving a remaining balance of $353.0 million of 2017 maturities that must be either retired or refinanced. Subsequent to December 31, 2016, we retired four operating Property loans with an aggregate principal balance of $160.1 million as of December 31, 2016, leaving an aggregate principal balance of $192.9 million of 2017 maturities related to four operating Property loans. We are evaluating whether to retire or refinance the loans on our consolidated Properties and expect to refinance the loan secured by The Outlet Shoppes at El Paso.
The weighted-average remaining term of our total share of consolidated and unconsolidated debt was 5.4 years and 4.1 years at December 31, 2016 and 2015, respectively. The weighted-average remaining term of our pro rata share of fixed-rate debt was 3.8 years and 4.5 years at December 31, 2016 and 2015, respectively.

As of December 31, 2016 and 2015, our pro rata share of consolidated and unconsolidated variable-rate debt represented 19.3% and 25.3%, respectively, of our total pro rata share of debt. The decrease is primarily due to the use of proceeds from dispositions and the 2026 Notes to reduce balances on our unsecured credit lines as they were used for the retirement of several higher fixed-rate loans during the year. As of December 31, 2016, our share of consolidated and unconsolidated variable-rate debt represented 12.1% of our total market capitalization (see Equity below) as compared to 16.1% as of December 31, 2015.
See Note 6 to the consolidated financial statements for additional information concerning the amount and terms of our outstanding indebtedness and compliance with applicable financial covenants and restrictions as of December 31, 2016.
Mortgages on Operating Properties
2016 Financings
The following table presents loans, secured by the related Properties, that were entered into in 2016 (in thousands):

Date	Property	Consolidated/ Unconsolidated Property	Stated Interest Rate		Maturity Date (1)		Amount Financed or Extended		Company's Pro Rata Share
December	The Shops at Friendly Center (2)	Unconsolidated	3.34%		April 2023		$60,000		$30,000
December	Cary Towne Center (3)	Consolidated	4.00%		March 2019	(4)	46,716		46,716
December	Greenbrier Mall (5)	Consolidated	5.00%		December 2019	(6)	70,801		70,801
June	Fremaux Town Center (7)	Unconsolidated	3.70%	(8)	June 2026		73,000		47,450
June	Ambassador Town Center (9)	Unconsolidated	3.22%	(10)	June 2023		47,660		30,979
June	Hamilton Place (11)	Consolidated	4.36%		June 2026		107,000		96,300
June	Statesboro Crossing (12)	Consolidated	LIBOR + 1.80%		June 2017		11,035		5,517
April	Hickory Point Mall (13)	Consolidated	5.85%		December 2018	(14)	27,446		27,446
February	The Pavilion at Port Orange (15)	Unconsolidated	LIBOR + 2.0%		February 2018	(16)	58,628		34,314
February	Hammock Landing - Phase I (15)	Unconsolidated	LIBOR + 2.0%		February 2018	(16)	43,347	(17)	21,674
February	Hammock Landing - Phase II (15)	Unconsolidated	LIBOR + 2.0%		February 2018	(16)	16,757		8,378
February	Triangle Town Center, Triangle Town Place, Triangle Town Commons (18)	Unconsolidated	4.00%	(19)	December 2018	(20)	171,092		1,711

(1)	Excludes any extension options.

(2)
CBL-TRS Joint Venture, LLC closed on a non-recourse loan, secured by The Shops at Friendly Center in Greensboro, NC. The new loan has a maturity date with a term of six years to coincide with the maturity date of the existing loan secured by Friendly Center. A portion of the net proceeds were used to retire a $37,640 fixed-rate loan that bore interest at 5.90% and was due to mature in January 2017.

(3)
The loan was restructured to extend the maturity date and reduce the interest rate from 8.5% to 4.0% interest-only payments. The Company plans to utilize excess cash flows from the mall to fund a proposed redevelopment. The original maturity date is contingent on the Company's redevelopment plans.

(4)	The loan has one two-year extension option, which is at our option and contingent on our having met specified redevelopment criteria, for an outside maturity date of March 2021.

(5)
The loan was restructured, with an effective date of November 2016, to extend the maturity date and reduce the interest rate from 5.91% to 5.00% interest-only payments through December 2017. The interest rate will increase to 5.4075% on January 1, 2018 and thereafter require monthly principal payments of $225 and $300 in 2018 and 2019, respectively, in addition to interest.

(6)
The loan has a one-year extension option, at our election, which is contingent on the mall meeting specified debt service and operational metrics. If the loan is extended, monthly principal payments of $325 will be required in 2020 in addition to interest.

(7)	Net proceeds from the non-recourse loan were used to retire the existing construction loans, secured by Phase I and Phase II of Fremaux Town Center, with an aggregate balance of $71,125.

(8)
The joint venture had an interest rate swap on a notional amount of $73,000, amortizing to $52,130 over the term of the swap, related to Fremaux Town Center to effectively fix the interest rate on the variable-rate loan. In October 2016, the joint venture made an election under the loan agreement to convert the loan from a variable-rate to a fixed-rate loan which bears interest at 3.70%.

(9)	The non-recourse loan was used to retire an existing construction loan with a principal balance of $41,885 and excess proceeds were utilized to fund remaining construction costs.

(10)
The joint venture has an interest rate swap on a notional amount of $47,660, amortizing to $38,866 over the term of the swap, related to Ambassador Town Center to effectively fix the interest rate on the variable-rate loan. Therefore, this amount is currently reflected as having a fixed rate.

(11)
Proceeds from the non-recourse loan were used to retire an existing $98,181 loan with an interest rate of 5.86% that was scheduled to mature in August 2016. Our share of excess proceeds was used to reduce outstanding balances on our credit facilities.

(12)	The loan was modified to extend the maturity date to June 2017 with a one-year extension option to June 2018.

(13)	The loan was modified to extend the maturity date. The interest rate remains at 5.85% but now the loan is interest-only.

(14)	The loan has a one-year extension option at our election for an outside maturity date of December 2019.

(15)	The guaranty was reduced from 25% to 20% in conjunction with the refinancing. See Note 14 to the consolidated financial statements for more information.

(16)	The loan was modified and extended to February 2018 with a one-year extension option to February 2019.

(17)	The capacity was increased from $39,475 to fund an expansion.

(18)	The loan was amended and modified in conjunction with the sale of the Properties to a newly formed joint venture. See Note 5 to the consolidated financial statements for additional information.

(19)	The interest rate was reduced from 5.74% to 4.00% interest-only payments through the initial maturity date.

(20)
The loan was extended to December 2018 with two one-year extension options to December 2020. Under the terms of the loan agreement, the joint venture must pay the lender $5,000 to reduce the principal balance of the loan and an extension fee of 0.50% of the remaining outstanding loan balance if it exercises the first extension. If the joint venture elects to exercise the second extension, it must pay the lender $8,000 to reduce the principal balance of the loan and an extension fee of 0.75% of the remaining outstanding principal loan balance. Additionally, the interest rate would increase to 5.74% during the extension period.

2015 Financings
The following table presents loans, secured by the related Properties, that were entered into in 2015 (in thousands):

Date	Property	Consolidated/ Unconsolidated Property	Stated Interest Rate	Maturity Date (1)		Amount Financed or Extended
December	Hammock Landing - Phase I (2)	Unconsolidated	LIBOR + 2.0%	February 2016	(3)	$39,475
December	Hammock Landing - Phase II (2)	Unconsolidated	LIBOR + 2.0%	February 2016	(3)	16,757
December	The Pavilion at Port Orange (2)	Unconsolidated	LIBOR + 2.0%	February 2016	(3)	58,820
October	Oak Park Mall (4)	Unconsolidated	3.97%	October 2025		276,000
September	The Outlet Shoppes at Gettysburg (5)	Consolidated	4.80%	October 2025		38,450
July	Gulf Coast Town Center - Phase III (6)	Unconsolidated	LIBOR + 2.0%	July 2017		5,352

(1)	Excludes any extension options.

(2)	The loan was amended and modified to extend its initial maturity date and interest rate.

(3)	The loan was modified and extended to February 2018 with a one-year extension option to February 2019.

(4)
CBL/T-C closed on a non-recourse loan, secured by Oak Park Mall in Overland Park, KS. Net proceeds were used to retire the outstanding borrowings of $275,700 under the previous loan which bore interest at 5.85% and had a December 2015 maturity date.

(5)	Proceeds from the non-recourse loan were used to retire a $38,112 fixed-rate loan that was due to mature in February 2016.

(6)	The loan was amended and modified to extend its maturity date. As part of the refinancing agreement, the loan is no longer guaranteed by the Operating Partnership.
2016 Loan Repayments
We repaid the following loans, secured by the related Properties, in 2016 (in thousands):

Date	Property	Consolidated/ Unconsolidated Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
December	The Shops at Friendly Center (2)	Unconsolidated	5.90%	January 2017	$37,640
December	Triangle Town Place (3)	Unconsolidated	4.00%	December 2018	29,342
October	Southaven Towne Center	Consolidated	5.50%	January 2017	38,314
September	Governor's Square Mall (4)	Unconsolidated	8.23%	September 2016	14,089
September	High Pointe Commons - Phase I (5)	Unconsolidated	5.74%	May 2017	12,401
September	High Pointe Commons - PetCo (5)	Unconsolidated	3.20%	July 2017	19
September	High Pointe Commons - Phase II (5)	Unconsolidated	6.10%	July 2017	4,968
August	Dakota Square Mall	Consolidated	6.23%	November 2016	55,103
July	Kentucky Oaks Mall (6)	Unconsolidated	5.27%	January 2017	19,912
June	Hamilton Place (7)	Consolidated	5.86%	August 2016	98,181
April	CoolSprings Crossing	Consolidated	4.54%	April 2016	11,313
April	Gunbarrel Pointe	Consolidated	4.64%	April 2016	10,083
April	Stroud Mall	Consolidated	4.59%	April 2016	30,276
April	York Galleria	Consolidated	4.55%	April 2016	48,337

Date	Property	Consolidated/ Unconsolidated Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
April	Renaissance Center - Phase I	Unconsolidated	5.61%	July 2016	31,484

(1)	We retired the loans with borrowings from our credit facilities unless otherwise noted.

(2)	The loan secured by the Property was retired using a portion of the net proceeds from a $60,000 fixed-rate loan. See above for more information.

(3)
Upon the sale of Triangle Town Place, a portion of the net proceeds was used to pay down the balance of a loan for the portion secured by Triangle Town Place. After the debt reduction associated with the sale of Triangle Town Center, the principal balance of the loan secured by Triangle Town Center and Triangle Town Commons as of December 31, 2016 is $141,126, of which our share is $14,113.

(4)	Our share of the loan was $6,692.

(5)
The loan secured by the Property was paid off using proceeds from the sale of the Property in September 2016. See Note 5 to the consolidated financial statements for more information. Our share of the loan was 50%.

(6)	Our share of the loan was $9,956.

(7)	The joint venture retired the loan with proceeds from a $107,000 fixed-rate non-recourse loan. See above for more information.

Additionally, the $38,150 loan secured by Fashion Square was assumed by the buyer in conjunction with the sale of the mall in July 2016. The fixed-rate loan bore interest at 4.95% and had a maturity date of June 2022.
2015 Loan Repayments
We repaid the following loans, secured by the related Properties, in 2015 (in thousands):

Date	Property	Consolidated/ Unconsolidated Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
October	Oak Park Mall (2)	Unconsolidated	5.85%	December 2015	$275,700
September	The Outlet Shoppes at Gettysburg (3)	Consolidated	5.87%	February 2016	38,112
September	Eastland Mall	Consolidated	5.85%	December 2015	59,400
July	Brookfield Square	Consolidated	5.08%	November 2015	86,621
July	CherryVale Mall	Consolidated	5.00%	October 2015	77,198
July	East Towne Mall	Consolidated	5.00%	November 2015	65,856
July	West Towne Mall	Consolidated	5.00%	November 2015	93,021
May	Imperial Valley Mall	Consolidated	4.99%	September 2015	49,486

(1)	We retired the loans with borrowings from our credit facilities unless otherwise noted.

(2)	The joint venture retired the loan with proceeds from a $276,000 fixed-rate non-recourse loan.

(3)	The joint venture retired the loan with proceeds from a $38,450 fixed-rate non-recourse loan.
Construction Loans
2016 Financing
The following table presents the construction loan, secured by the related Property, that was entered into in 2016 (in thousands):

Date	Property	Consolidated/ Unconsolidated Property	Stated Interest Rate		Maturity Date		Amount Financed or Extended
May	The Outlet Shoppes at Laredo (1)	Consolidated	LIBOR + 2.5%	(2)	May 2019	(3)	$91,300

(1)
The consolidated 65/35 joint venture closed on a construction loan for the development of The Outlet Shoppes at Laredo, an outlet center located in Laredo, TX. The Operating Partnership has guaranteed 100% of the loan.

(2)	The interest rate will be reduced to LIBOR plus 2.25% once the development is complete and certain debt and operational metrics are met.

(3)	The loan has one 24-month extension option, which is at the joint venture's election, subject to continued compliance with the terms of the loan agreement, for an outside maturity date of May 2021.

2015 Financings
The following table presents construction loans, secured by the related Properties, that were entered into in 2015 (in thousands):

Date	Property	Consolidated/ Unconsolidated Property	Stated Interest Rate	Maturity Date	Amount Financed or Extended
July	The Outlet Shoppes of the Bluegrass - Phase II (1)	Consolidated	LIBOR + 2.50%	July 2020	$11,320
May	The Outlet Shoppes at Atlanta - Phase II (2)	Consolidated	LIBOR + 2.50%	December 2019	6,200

(1)
The Operating Partnership has guaranteed 100% of the loan, of this 65/35 joint venture. The guaranty will terminate once construction is complete and certain debt and operational metrics are met on this expansion. The interest rate will be reduced to a spread of LIBOR plus 2.35% once certain debt service and operational metrics are met.

(2)
The Operating Partnership has guaranteed 100% of the loan, of this 75/25 joint venture. The guaranty will terminate once construction is complete and certain debt and operational metrics are met on this expansion. The interest rate will be reduced to a spread of LIBOR plus 2.35% once certain debt service and operational metrics are met.

2016 Loan Repayments
We repaid the following construction loans, secured by the related Properties, in 2016 (in thousands):

Date	Property	Consolidated/ Unconsolidated Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid
December	The Outlet Shoppes at Atlanta - Parcel Development (1)	Consolidated	3.02%	December 2019	$2,124
June	Fremaux Town Center - Phase I (2)	Unconsolidated	2.44%	August 2016	40,530
June	Fremaux Town Center - Phase II (2)	Unconsolidated	2.44%	August 2016	30,595
June	Ambassador Town Center (3)	Unconsolidated	2.24%	December 2017	41,885

(1)	In conjunction with its sale in December 2016, a portion of the net proceeds was used to retire the loan secured by the Property.

(2)	The construction loan was retired using a portion of the net proceeds from a $73,000 fixed-rate non-recourse mortgage loan. See Financings above for more information.

(3)
The construction loan was retired using a portion of the net proceeds from a $47,660 fixed-rate non-recourse mortgage loan. Excess proceeds were utilized to fund remaining construction costs. See Financings above for more information.

Other
The non-recourse loans secured by Chesterfield Mall, Midland Mall and Wausau Center are in default and in receivership at December 31, 2016. The malls generate insufficient income levels to cover the debt service on the mortgages, which had an aggregate balance of $189.6 million at December 31, 2016. Subsequent to December 31, 2016, the foreclosure process was complete and Midland Mall was returned to the lender in satisfaction of the non-recourse debt secured by the Property. See Note 19 to the consolidated financial statements for further details. The Company expects the foreclosure process will be complete in early 2017 on the remaining malls.

Unencumbered Portfolio Statistics

	Sales Per Square Foot for the Year Ended (1) (2)		Occupancy (2)		% of Consolidated Unencumbered NOI for the Year Ended 12/31/16 (3)
	12/31/16	12/31/15	12/31/16	12/31/15
Unencumbered consolidated Properties:
Tier 1 Malls	$433	$440	93.1%	92.0%	26.8%
Tier 2 Malls	332	344	94.8%	94.0%	55.8%
Tier 3 Malls	268	266	90.8%	89.3%	8.4%
Total Malls	349	358	93.9%	92.9%	91.0%

Total Associated Centers	N/A	N/A	96.7%	95.1%	4.7%

Total Community Centers	N/A	N/A	98.7%	98.9%	3.2%

Total Office Buildings and Other	N/A	N/A	89.1%	88.1%	1.1%

Total Unencumbered Consolidated Portfolio	$349	$358	94.5%	93.5%	100.0%

(1)	Represents same-center sales per square foot for mall tenants 10,000 square feet or less for stabilized malls.

(2)	Operating metrics are included for unencumbered operating Properties and do not include sales or occupancy of unencumbered parcels.

(3)	Our consolidated unencumbered Properties generated approximately 48% of total consolidated NOI of $334,933 (which excludes NOI related to dispositions) for the year ended December 31, 2016.
Interest Rate Hedging Instruments
Our interest rate derivatives matured in April 2016. The following table provides further information related to each of our interest rate derivatives that were designated as cash flow hedges of interest rate risk as of December 31, 2015 (dollars in thousands):

Instrument Type	Location in Consolidated Balance Sheet	Outstanding Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 12/31/15	Maturity Date
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 48,337 (amortizing to $48,337)	1-month LIBOR	2.149%	$(208)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 30,276 (amortizing to $30,276)	1-month LIBOR	2.187%	(133)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 11,313 (amortizing to $11,313)	1-month LIBOR	2.142%	(48)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 10,083 (amortizing to $10,083)	1-month LIBOR	2.236%	(45)	April 2016
					$(434)
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

Since inception, we have sold $211.5 million shares of common stock through the ATM program, at a weighted-average sales price of $25.12, generating net proceeds of $209.6 million, which were used to reduce the balances on our credit facilities. Since the commencement of the ATM program, we have issued 8,419,298 shares of common stock and approximately $88.5 million remains available that may be sold under this program. We did not sell any shares under the ATM program during 2016 or 2015. Actual future sales under this program, if any, will depend on a variety of factors including but not limited to market conditions, the trading price of CBL's common stock and our capital needs. We have no obligation to sell the remaining shares available under the ATM program.
Common Stock Repurchase Program
In the third quarter of 2015, CBL's Board of Directors authorized a common stock repurchase program, which expired on August 31, 2016. Under the program, we could purchase up to $200.0 million of CBL's common stock from time to time, in the open market, in privately negotiated transactions or otherwise, depending on market prices and other conditions. We were not obligated to repurchase any shares of stock under the program. No shares were repurchased under the program prior to its expiration.
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
Dividends - CBL
CBL paid first, second and third quarter 2016 cash dividends on its common stock of $0.265 per share on April 15th, July 15th and October 14, 2016, respectively.  On November 3, 2016, CBL's Board of Directors declared a fourth quarter cash dividend of $0.265 per share that was paid on January 16, 2017, to shareholders of record as of December 30, 2016. Future dividends payable will be determined by CBL's Board of Directors based upon circumstances at the time of declaration.
During the year ended December 31, 2016, we paid dividends of $225.9 million to holders of our common stock and our preferred stock, as well as $47.2 million in distributions to the noncontrolling interest investors in our Operating Partnership and other consolidated subsidiaries.
Distributions - The Operating Partnership
The Operating Partnership paid first, second and third quarter 2016 cash distributions on its redeemable common units and common units of $0.7322 and $0.2692 per share, respectively, on April 15th, July 15th and October 14, 2016, respectively.  On November 3, 2016, the Operating Partnership declared a fourth quarter cash distribution on its redeemable common units and common units of $0.7322 and $0.2692 per share, respectively, that was paid on January 16, 2017. The distribution declared in the fourth quarter of 2016, totaling $9.1 million, is included in accounts payable and accrued liabilities at December 31, 2016.  The total dividend included in accounts payable and accrued liabilities at December 31, 2015 was $9.3 million.
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
Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value of equity) ratio was 63.0% at December 31, 2016, compared to 63.6% at December 31, 2015. The decrease in the ratio was driven by the decrease in our share of total debt to $5.0 billion at December 31, 2016 from $5.4 billion at December 31, 2015.

Our debt-to-market capitalization ratio at December 31, 2016 was computed as follows (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	199,085	$11.50	$2,289,478
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00	453,750
6.625% Series E Cumulative Redeemable Preferred Stock	690	250.00	172,500
Total market equity			2,915,728
Company’s share of total debt			4,969,808
Total market capitalization			$7,885,536
Debt-to-total-market capitalization ratio			63.0%

(1)
Stock price for common stock and Operating Partnership units equals the closing price of our common stock on December 30, 2016. The stock prices for the preferred stock represent the liquidation preference of each respective series of preferred stock.

Contractual Obligations
The following table summarizes our significant contractual obligations as of December 31, 2016 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt:
Total consolidated debt service (1)	$5,494,122	$1,143,706	$1,303,744	$905,267	$2,141,405
Noncontrolling interests' share in other consolidated subsidiaries	(147,679)	(30,354)	(13,678)	(13,623)	(90,024)
Our share of unconsolidated affiliates debt service (2)	739,804	47,044	178,245	53,782	460,733
Our share of total debt service obligations	6,086,247	1,160,396	1,468,311	945,426	2,512,114

Operating leases: (3)
Ground leases on consolidated Properties	15,640	588	1,195	1,221	12,636

Purchase obligations: (4)
Construction contracts on consolidated Properties	18,403	18,403	—	—	—
Our share of construction contracts on unconsolidated Properties	762	762	—	—	—
Our share of total purchase obligations	19,165	19,165	—	—	—

Other Contractual Obligations: (5)
Master Services Agreements	155,496	32,736	65,472	57,288	—

Total contractual obligations	$6,276,548	$1,212,885	$1,534,978	$1,003,935	$2,524,750

(1)
Represents principal and interest payments due under the terms of mortgage and other indebtedness, net and includes $925,821 of variable-rate debt service on seven operating Properties, one construction loan, two unsecured credit facilities and three unsecured term loans. The credit facilities and term loans do not require scheduled principal payments. The future interest payments are projected based on the interest rates that were in effect at December 31, 2016. See Note 6 to the consolidated financial statements for additional information regarding the terms of long-term debt. The total consolidated debt service includes the three loans, with an aggregate principal balance of $189,642 as of December 31, 2016, secured by Chesterfield Mall, Midland Mall, and Wausau Center, which are in receivership. Subsequent to December 31, 2016, foreclosure was complete and Midland Mall was returned to the lender. We expect the foreclosure process to be complete on the other two malls in early 2017. See Note 6 and Note 19 to the consolidated financial statements for more information.

(2)	Includes $296,003 of variable-rate debt service. Future contractual obligations have been projected using the same assumptions as used in (1) above.

(3)
Obligations where we own the buildings and improvements, but lease the underlying land under long-term ground leases. The maturities of these leases range from 2019 to 2089 and generally provide for renewal options.

(4)
Represents the remaining balance to be incurred under construction contracts that had been entered into as of December 31, 2016, but were not complete. The contracts are primarily for development of Properties.

(5)
In conjunction with the redemption of our interest in the consolidated joint venture that provided security and maintenance services to third parties, we entered into a five year agreement for maintenance, security, and janitorial services at our Properties for a fixed monthly fee. We have the right to cancel the contract after October 1, 2019. See Note 8 to the consolidated financial statements for additional information on the redemption.

Capital Expenditures
Deferred maintenance expenditures are generally billed to tenants as common area maintenance expense, and most are recovered over a 5 to 15-year period. Renovation expenditures are primarily for remodeling and upgrades of Malls, of which a portion is recovered from tenants over a 5 to 15-year period.  We recover these costs through fixed amounts with annual increases or pro rata cost reimbursements based on the tenant’s occupied space. The following table, which excludes expenditures for developments and expansions, summarizes these capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the year ended December 31, 2016 compared to 2015 (in thousands):

	Year Ended December 31,
	2016	2015
Tenant allowances (1)	$55,098	$51,625

Renovations	11,942	30,836

Deferred maintenance:
Parking lot and parking lot lighting	17,168	30,918
Roof repairs and replacements	5,008	5,483
Other capital expenditures	16,837	13,303
Total deferred maintenance	39,013	49,704

Capitalized overhead	5,116	5,544

Capitalized interest	2,302	4,168

Total capital expenditures	$113,471	$141,877

(1)	Tenant allowances primarily relate to new leases. Tenant allowances related to renewal leases were not material for the periods presented.
We continue to make it a priority to reinvest in our Properties in order to enhance their dominant positions in their markets. Renovations usually include remodeling and upgrading existing facades, uniform signage, new entrances and floor coverings, updating interior décor, resurfacing parking lots and improving the lighting of interiors and parking lots. Renovations can result in attracting new retailers, increased rental rates, sales and occupancy levels and maintaining the Property's market dominance. Our total investment in 2016 renovations was $11.9 million, which included approximately $7.0 million, at our share, of a $13.8 million renovation at CoolSprings Galleria in Nashville, TN as well as other eco-friendly green renovations. The total investment in the renovations that are scheduled for 2017 is projected to be $11.1 million, which includes floor renovations at East Towne Mall in Madison, WI and Asheville Mall in Asheville, NC.
Annual capital expenditures budgets are prepared for each of our Properties that are intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, will provide the necessary funding for these expenditures.

Developments and Expansions
The following tables summarize our development and expansion projects as of December 31, 2016:
Properties Opened During the Year Ended December 31, 2016
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Opening Date	Initial Unleveraged Yield
Community Center:
Ambassador Town Center	Lafayette, LA	65%	431,139	$40,295	$34,906	Apr-16	8.5%

Mall Expansions:
Dakota Square Mall - Expansion	Minot, ND	100%	23,922	7,284	6,083	Nov-16	7.5%
Friendly Center - Cheesecake Factory	Greensboro, NC	50%	9,156	2,365	1,727	Oct-16	10.4%
Friendly Center - Shops	Greensboro, NC	50%	12,765	2,540	1,960	Nov-16	8.4%
Hamilton Place - Theatre	Chattanooga, TN	90%	30,169	4,868	3,511	Sep-16	9.1%
Kirkwood Mall - Self Development (Panera Bread, Verizon, Caribou Coffee)	Bismarck, ND	100%	12,570	3,702	4,210	Mar-16	10.5%
			88,582	20,759	17,491

Community Center Expansions:
The Forum at Grandview - Expansion	Madison, MS	75%	24,516	5,598	4,135	Dec-16	8.5%
Hammock Landing - Expansion	West Melbourne, FL	50%	23,717	2,431	1,659	Nov-16	10.7%
High Pointe Commons (Petco) (3)	Harrisburg, PA	50%	12,885	1,012	820	Sep-16	10.5%
			61,118	9,041	6,614

Total Properties Opened			580,839	$70,095	$59,011

(1)	Total Cost is presented net of reimbursements to be received.

(2)	Cost to Date does not reflect reimbursements until they are received.

(3)	This community center was sold in September 2016.
Redevelopments Completed During the Year Ended December 31, 2016
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Opening Date	Initial Unleveraged Yield
Mall Redevelopments:
College Square - JCP Redevelopment (Dick's/ULTA)	Morristown, TN	100%	84,842	$14,881	$9,334	Oct-16	7.6%
CoolSprings Galleria - Sears Redevelopment (American Girl, Cheesecake Factory)	Nashville, TN	50%	208,976	32,307	36,505	May-16	7.2%
East Towne Mall (Planet Fitness /Shops)	Madison, WI	100%	27,692	2,142	2,560	Nov-16	12.1%
Northpark Mall (Dunham's Sports)	Joplin, MO	100%	80,524	4,007	4,274	Nov-16	9.5%
Oak Park Mall - Self Development	Overland Park, KS	50%	6,735	1,230	1,216	Jul/Aug-16	8.2%
Randolph Mall - JCP Redevelopment (Ross/ULTA) (3)	Asheboro, NC	100%	33,796	4,513	4,257	May/Jul-16	7.8%
Total Redevelopment Completed			442,565	$59,080	$58,146

(1)	Total Cost is presented net of reimbursements to be received.

(2)	Cost to Date does not reflect reimbursements until they are received.

(3)	This mall was sold in December 2016.

We completed several redevelopment projects during 2016. Many of these projects involved the redevelopment of underperforming Anchor locations, which affords us opportunities to revitalize our Properties and appeal to consumer preferences.
Properties Under Development at December 31, 2016
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Expected Opening Date	Initial Unleveraged Yield
Outlet Center:
The Outlets Shoppes at Laredo	Laredo, TX	65%	357,756	$69,926	$57,056	Spring-17	9.6%

Mall Expansions:
Kirkwood Mall - Lucky 13	Bismarck, ND	100%	6,500	3,200	751	Summer-17	7.6%
Mayfaire Town Center - Phase I	Wilmington, NC	100%	67,766	19,395	9,108	Spring-17	8.4%
Parkdale Mall - Restaurant Addition	Beaumont, TX	100%	4,700	1,277	5	Winter-17	10.7%
			78,966	23,872	9,864

Mall Redevelopments:
College Square - Partial Belk Redevelopment (Planet Fitness)	Morristown, TN	100%	20,000	1,549	21	Spring-17	9.9%
Hickory Point Mall (T.J. Maxx/Shops)	Forsyth, IL	100%	50,030	3,581	110	Fall-17	10.0%
York Galleria - Partial JCP Redevelopment - (H&M/Shops)	York, PA	100%	42,672	5,597	2,157	Spring-17	7.8%
York Galleria - Partial JCP Redevelopment (Gold's Gym/Shops)	York, PA	100%	40,832	5,658	2,118	Spring-17	12.8%
			153,534	16,385	4,406

Total Properties Under Development			590,256	$110,183	$71,326

(1)	Total Cost is presented net of reimbursements to be received.

(2)	Cost to Date does not reflect reimbursements until they are received.
The Outlet Shoppes at Laredo is on schedule to open this spring and features tenants including Michael Kors, Brooks Brothers, Nike and Puma. It is approximately 80% leased or committed.
Shadow Development Pipeline
We are continually pursuing new development opportunities and have projects in various stages of pre-development. Our shadow pipeline consists of projects for Properties on which we have completed initial project analysis and design but which have not commenced construction as of December 31, 2016. Subsequent to December 31, 2016, we acquired five Sears' locations, which were then leased back to Sears, and four Macy's locations. These Properties will be redeveloped in the future. See Note 19 to the consolidated financial statements for more information.
We hold options to acquire certain development properties owned by third parties.  Except for the projects presented above, we did not have any other material capital commitments as of December 31, 2016.
New Developments
In the second quarter of 2016, we formed a 65/35 joint venture, Laredo Outlet JV, LLC, to develop The Outlet Shoppes at Laredo in Laredo, TX. We initially contributed $7.7 million, which consisted of a cash contribution of $2.4 million and our interest in a note receivable of $5.3 million, and the third party partner contributed $10.7 million, which included land and construction costs to date. We contributed 100% of the capital to fund the project until the pro rata 65% contribution of $19.8 million was reached in the third quarter of 2016. All subsequent future contributions will be funded on a 65/35 pro rata basis.

Dispositions
We completed the disposition of interests in seven malls, two associated centers, four community centers and five office buildings in 2016 for an aggregate gross sales price of $414.0 million. After loan repayment or assumption by buyer, commissions and closing costs, the sales generated an aggregate $340.0 million of net proceeds ($252.9 million at our share). Additionally, we sold our 50% interest in an unconsolidated affiliate to a new unconsolidated joint venture, in which we have a 10% ownership interest, as described in Note 5 to the consolidated financial statements. We also returned one mall to the lender in satisfaction of the non-recourse debt secured by the Property and recognized a gain on sale of real estate assets of approximately $26.1 million, at our share, from outparcel sales. As of December 31, 2016, we have classified two office buildings as held for sale that were sold subsequent to December 31, 2016. See Note 4, Note 5, Note 6 and Note 19 to the consolidated financial statements for additional information on these dispositions.
Gain on Investments
In the fourth quarter of 2016, we received $15.5 million upon the redemption of our 6.2% noncontrolling interest in Jinsheng, an established mall operating and real estate development company located in Nanjing, China and recorded a gain on investment of $10.1 million. We had previously recorded an other-than-temporary impairment of $5.3 million related to this investment in 2009 upon the decline of China's real estate market. This gain was partially offset by a loss of $2.6 million related to the redemption of our ownership interest in a consolidated joint venture that was redeemed in the fourth quarter of 2016 for $3.8 million. See Note 5 and Note 8 to the consolidated financial statements for more information.

Off-Balance Sheet Arrangements
Unconsolidated Affiliates
We have ownership interests in 17 unconsolidated affiliates as of December 31, 2016, that are described in Note 5 to the consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the accompanying consolidated balance sheets as investments in unconsolidated affiliates.  The following are circumstances when we may consider entering into a joint venture with a third party:

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

The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying consolidated balance sheets as of December 31, 2016 and 2015 (in thousands):

	As of December 31, 2016							Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Company		Maximum Guaranteed Amount	Debt Maturity Date (1)		12/31/16	12/31/15
West Melbourne I, LLC - Phase I (2)	50%	$42,847	20%	(3)	$8,569	Feb-2018	(4)	$86	$99
West Melbourne I, LLC - Phase II (2)	50%	16,557	20%	(3)	3,311	Feb-2018	(4)	33	87
Port Orange I, LLC	50%	57,927	20%	(3)	11,586	Feb-2018	(4)	116	148
Fremaux Town Center JV, LLC - Phase I	65%	—	—%	(5)	—	Aug-2016		—	62
Fremaux Town Center JV, LLC - Phase II	65%	—	—%	(5)	—	Aug-2016		—	161
Ambassador Town Center JV, LLC	65%	—	—%	(5)	—	Dec-2017		—	462
Ambassador Infrastructure, LLC	65%	11,700	100%	(6)	11,700	Dec-2017	(7)	177	177
			Total guaranty liability					$412	$1,196

(1)	Excludes any extension options.

(2)	The loan is secured by Hammock Landing - Phase I and Hammock Landing - Phase II, respectively.

(3)	The guaranty was reduced from 25% to 20%, when the loan was modified and extended in the first quarter of 2016. See Note 5 to the consolidated financial statements for more information.

(4)	The loan has a one-year extension option, which is at the unconsolidated affiliate's election, for an outside maturity date of February 2019.

(5)
The guaranty was removed in the second quarter of 2016 when the construction loan was retired using proceeds from a non-recourse mortgage loan. See Note 5 to the consolidated financial statements for additional information.

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

(7)	The loan has two one-year extension options, which are the joint venture's election, for an outside maturity date of December 2019.
We have guaranteed the lease performance of York Town Center, LP ("YTC"), an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22.0 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to $10.0 million. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $14.0 million as of December 31, 2016.  We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty.  We did not include an obligation for this guaranty because we determined that the fair value of the guaranty was not material as of December 31, 2016 and 2015.
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
During the year ended December 31, 2016, we recorded a loss on impairment totaling $116.8 million, which primarily consisted of $96.7 million related to 2016 Property dispositions, $15.4 million attributable to two malls that are in foreclosure and $3.8 million related to two office buildings that were classified as held for sale as of December 31, 2016. The office buildings were sold subsequent to December 31, 2016. During the year ended December 31, 2015, we recorded a loss on impairment totaling $105.9 million. Of this total, $100.0 million related to a Non-Core mall, $2.6 million was attributable to one mall disposition, $1.9 million related to the disposition of an associated center and $1.4 million was from the sale of two outparcels and a building at a formerly owned mall. See Note 4, Note 15 and Note 19 to the consolidated financial statements for additional information about these impairment losses.
Allowance for Doubtful Accounts
We periodically perform a detailed review of amounts due from tenants and others to determine if accounts receivable balances are impaired based on factors affecting the collectability of those balances.  Our estimate of the allowance for doubtful accounts requires significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.  We recorded a provision for doubtful accounts of $4.1 million, $2.3 million and $2.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
No impairments of investments in unconsolidated affiliates were incurred during 2016, 2015 and 2014.
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
In our reconciliation of net income attributable to common shareholders to FFO allocable to Operating Partnership common unitholders that is presented below, we make an adjustment to add back noncontrolling interest in income of our Operating Partnership in order to arrive at FFO of the Operating Partnership common unitholders.  We then apply a percentage to FFO of our Operating Partnership common unitholders to arrive at FFO allocable to common shareholders.  The percentage is computed by taking the weighted-average number of common shares outstanding for the period and dividing it by the sum of the weighted-average number of common shares and the weighted-average number of Operating Partnership units held by noncontrolling interests during the period.

FFO does not represent cash flows from operations as defined by GAAP, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income (loss) for purposes of evaluating our operating performance or to cash flow as a measure of liquidity.
The Company believes that it is important to identify the impact of certain significant items on its FFO measures for a reader to have a complete understanding of the Company’s results of operations. Therefore, the Company has also presented adjusted FFO measures excluding these significant items from the applicable periods. Please refer to the reconciliation of net income attributable to common shareholders to FFO allocable to Operating Partnership common unitholders below for a description of these adjustments.
FFO of the Operating Partnership increased 11.6% to $538.2 million for the year ended December 31, 2016 compared to $481.1 million for the prior year.  Excluding the adjustments noted below, FFO of the Operating Partnership, as adjusted, increased 3.9% for the year ending December 31, 2016 to $480.8 million compared to $462.9 million in 2015. FFO benefited from growth in minimum rents and percentage rents as a result of increased rental rates and new openings. We also realized savings in interest expense as we continued to refinance loans at lower interest rates and retire loans utilizing availability on our credit lines. The growth in FFO from existing and new Properties was partially diluted from asset sales during the year.
The reconciliation of net income attributable to common shareholders to FFO allocable to Operating Partnership common unitholders is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net income attributable to common shareholders	$127,990	$58,479	$174,258
Noncontrolling interest in income of Operating Partnership	21,537	10,171	30,106
Depreciation and amortization expense of:
Consolidated Properties	292,693	299,069	291,273
Unconsolidated affiliates	38,606	40,476	41,806
Non-real estate assets	(3,154)	(3,083)	(2,311)
Noncontrolling interests' share of depreciation and amortization	(8,760)	(9,045)	(6,842)
Loss on impairment, net of tax	115,027	105,945	18,434
Gain on depreciable Property, net of taxes	(45,741)	(20,944)	(937)
Gain on discontinued operations, net of taxes	—	—	(273)
FFO allocable to Operating Partnership common unitholders	538,198	481,068	545,514
Litigation settlements, net of related expenses (1)	2,567	(1,329)	(7,763)
Nonrecurring professional fees expense (1)	2,258	—	—
Gain on investments, net of tax (2)	(7,034)	(16,560)	—
Equity in earnings from disposals of unconsolidated affiliates (3)	(58,243)	—	—
Non cash default interest expense	2,840	—	4,695
(Gain) loss on extinguishment of debt	197	(256)	(87,893)
FFO allocable to Operating Partnership common unitholders, as adjusted	$480,783	$462,923	$454,553

FFO per diluted share	$2.69	$2.41	$2.73

FFO, as adjusted, per diluted share	$2.41	$2.32	$2.28

(1)
Litigation settlement is included in interest and other income in the accompanying consolidated statements of operations. Litigation expense, including settlements paid, is included in General and Administrative Expense in the accompanying consolidated statements of operations. Nonrecurring professional fees expense, which relates to expenses associated with an SEC investigation, is included in General and Administrative expense in the accompanying consolidated statements of operations.

(2)
For the year ended December 31, 2016, includes a gain of $10,136 related to the redemption of our 2007 investment in a Chinese real estate company, less related taxes of $500, partially offset by a $2,602 loss related to our exit from its consolidated joint venture that provided security and maintenance services to third parties. For the year ended December 31, 2015, includes a $16,560 gain related to the sale of marketable securities. These amounts are included in Gain on Investments in the accompanying consolidated statements of operations.

(3)
For the year ended December 31, 2016, includes $3,758 related to the sale of four office buildings, $28,146 related to the foreclosure of the loan secured by Gulf Coast Town Center and $26,373 related to the sale of our 50% interest in Triangle Town Center. These amounts are included in Equity in Earnings of Unconsolidated Affiliates in the accompanying consolidated statements of operations.

The reconciliation of diluted EPS attributable to common shareholders to FFO per diluted share is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Diluted EPS attributable to common shareholders	$0.75	$0.34	$1.02
Eliminate amounts per share excluded from FFO:
Depreciation and amortization expense, including amounts from consolidated Properties, unconsolidated affiliates, non-real estate assets and excluding amounts allocated to noncontrolling interests	1.60	1.64	1.62
Loss on impairment, net of tax	0.57	0.53	0.09
Gain on depreciable Property, net of tax	(0.23)	(0.10)	—
FFO per diluted share	$2.69	$2.41	$2.73
The reconciliations of FFO allocable to Operating Partnership common unitholders to FFO allocable to common shareholders, including and excluding the litigation settlements, gain on investments, non-cash default interest and the gain (loss) on extinguishment of debt are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
FFO of the Operating Partnership	$538,198	$481,068	$545,514
Percentage allocable to common shareholders (1)	85.48%	85.35%	85.27%
FFO allocable to common shareholders	$460,052	$410,592	$465,160

FFO allocable to Operating Partnership common unitholders, as adjusted	$480,783	$462,923	$454,553
Percentage allocable to common shareholders (1)	85.48%	85.35%	85.27%
FFO allocable to common shareholders, as adjusted	$410,973	$395,105	$387,597

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
Interest Rate Risk
Based on our proportionate share of consolidated and unconsolidated variable-rate debt at December 31, 2016, a 0.5% increase or decrease in interest rates on variable rate debt would decrease or increase annual cash flows by approximately $4.8 million and $1.5 million, respectively and increase or decrease annual interest expense, after the effect of capitalized interest, by approximately $4.7 million and $1.3 million, respectively.
Based on our proportionate share of total consolidated and unconsolidated debt at December 31, 2016, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $91.5 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $94.8 million.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to the Index to Financial Statements and Schedules contained in Item 15 on page 86.
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
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company assessed the effectiveness of its internal control over financial reporting, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2016, the Company maintained effective internal control over financial reporting, as stated in its report which is included herein.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that, as of December 31, 2016, the Company maintained effective internal control over financial reporting.
Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the Company's internal control over financial reporting as of December 31, 2016 as stated in their report which is included herein in Item 15.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Management's Report on Internal Control over Financial Reporting
Management of the Company, acting on behalf of the Operating Partnership in its capacity as the general partner of the Operating Partnership, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Operating Partnership assessed the effectiveness of its internal control over financial reporting, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2016, the Operating Partnership maintained effective internal control over financial reporting, as stated in its report which is included herein.
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
The Company's management, whose subsidiary CBL Holdings I is the sole general partner of the Operating Partnership, conducted an assessment of the effectiveness of the Operating Partnership’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that, as of December 31, 2016, the Operating Partnership maintained effective internal control over financial reporting.
Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the Operating Partnership's internal control over financial reporting as of December 31, 2016 as stated in their report which is included herein in Item 15.
Changes in Internal Control over Financial Reporting
There were no changes in the Operating Partnership's internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated herein by reference to the sections entitled “ELECTION OF DIRECTORS,” “Board Nominees," "Additional Executive Officers,” “Corporate Governance Matters - Code of Business Conduct and Ethics,” “Board of Directors’ Meetings and Committees – The Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement filed with the SEC with respect to our Annual Meeting of Stockholders to be held on May 8, 2017.
Our Board of Directors has determined that each of A. Larry Chapman, an independent director and chairman of the audit committee, and Matthew S. Dominski and Richard J. Lieb, each, an independent director and member of the audit committee, qualifies as an “audit committee financial expert” as such term is defined by the rules of the Commission.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated herein by reference to the sections entitled “DIRECTOR COMPENSATION,” “EXECUTIVE COMPENSATION,” “REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 8, 2017.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated herein by reference to the sections entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “Equity Compensation Plan Information as of December 31, 2016”, in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 8, 2017.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference to the sections entitled “Corporate Governance Matters – Director Independence” and “CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS”, in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 8, 2017.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated herein by reference to the section entitled “Independent Registered Public Accountants’ Fees and Services” under “RATIFICATION OF THE SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS” in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 8, 2017.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBL & ASSOCIATES PROPERTIES, INC.
(Registrant)

By:	/s/ Farzana Khaleel
Farzana Khaleel
Executive Vice President - Chief Financial Officer and Treasurer
Dated: March 1, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles B. Lebovitz	Chairman of the Board	March 1, 2017
Charles B. Lebovitz

/s/ Stephen D. Lebovitz	Director, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2017
Stephen D. Lebovitz

/s/ Farzana Khaleel	Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2017
Farzana Khaleel

/s/ Gary L. Bryenton*	Director	March 1, 2017
Gary L. Bryenton

/s/ A. Larry Chapman*	Director	March 1, 2017
A. Larry Chapman

/s/ Matthew S. Dominski*	Director	March 1, 2017
Matthew S. Dominski

/s/ John D. Griffith*	Director	March 1, 2017
John D. Griffith

/s/ Richard J. Lieb*	Director	March 1, 2017
Richard J. Lieb

/s/ Gary J. Nay*	Director	March 1, 2017
Gary J. Nay

/s/ Kathleen M. Nelson*	Director	March 1, 2017
Kathleen M. Nelson

*By: /s/ Farzana Khaleel	Attorney-in-Fact	March 1, 2017
Farzana Khaleel

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBL & ASSOCIATES LIMITED PARTNERSHIP
(Registrant)
By: CBL HOLDINGS I, INC., its general partner

By:	/s/ Farzana Khaleel
Farzana Khaleel
Executive Vice President - Chief Financial Officer and Treasurer
Dated: March 1, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles B. Lebovitz	Chairman of the Board of CBL Holdings I, Inc., general partner of the Registrant	March 1, 2017
Charles B. Lebovitz

/s/ Stephen D. Lebovitz	Director, President and Chief Executive Officer of CBL Holdings I, Inc., general partner of the Registrant (Principal Executive Officer)	March 1, 2017
Stephen D. Lebovitz

/s/ Farzana Khaleel	Executive Vice President - Chief Financial Officer and Treasurer of CBL Holdings, I, Inc., general partner of the Registrant (Principal Financial Officer and Principal Accounting Officer)	March 1, 2017
Farzana Khaleel

Financial statement schedules not listed herein are either not required or are not present in amounts sufficient to require submission of the schedule or the information required to be included therein is included in our consolidated financial statements in Item 15 or are reported elsewhere.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
CBL & Associates Properties, Inc.
Chattanooga, TN:
 We have audited the accompanying consolidated balance sheets of CBL & Associates Properties, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016.  Our audits also included the financial statement schedules listed in the Index at Item 15.  We also have audited the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management On Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CBL & Associates Properties, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 1, 2017

CBL & Associates Properties, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
ASSETS (1)	2016	2015
Real estate assets:
Land	$820,979	$876,668
Buildings and improvements	6,942,452	7,287,862
	7,763,431	8,164,530
Accumulated depreciation	(2,427,108)	(2,382,568)
	5,336,323	5,781,962
Held for sale	5,861	—
Developments in progress	178,355	75,991
Net investment in real estate assets	5,520,539	5,857,953
Cash and cash equivalents	18,951	36,892
Receivables:
Tenant, net of allowance for doubtful accounts of $1,910 and $1,923 in 2016 and 2015, respectively	94,676	87,286
Other, net of allowance for doubtful accounts of $838 and $1,276 in 2016 and 2015, respectively	6,227	17,958
Mortgage and other notes receivable	16,803	18,238
Investments in unconsolidated affiliates	266,872	276,383
Intangible lease assets and other assets	180,572	185,281
	$6,104,640	$6,479,991

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness, net	$4,465,294	$4,710,628
Accounts payable and accrued liabilities	280,498	344,434
Total liabilities (1)	4,745,792	5,055,062
Commitments and contingencies (Note 6 and Note 14)
Redeemable noncontrolling interests	17,996	25,330
Shareholders' equity:
Preferred Stock, $.01 par value, 15,000,000 shares authorized:
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding	18	18
6.625% Series E Cumulative Redeemable Preferred Stock, 690,000 shares outstanding	7	7
Common stock, $.01 par value, 350,000,000 shares authorized, 170,792,645 and 170,490,948 issued and outstanding in 2016 and 2015, respectively	1,708	1,705
Additional paid-in capital	1,969,059	1,970,333
Accumulated other comprehensive income	—	1,935
Dividends in excess of cumulative earnings	(742,078)	(689,028)
Total shareholders' equity	1,228,714	1,284,970
Noncontrolling interests	112,138	114,629
Total equity	1,340,852	1,399,599
	$6,104,640	$6,479,991

(1)
As of December 31, 2016, includes $659,494 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $463,362 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 8.

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
REVENUES:
Minimum rents	$670,565	$684,309	$682,584
Percentage rents	17,803	18,063	16,876
Other rents	23,110	21,934	22,314
Tenant reimbursements	280,438	288,279	290,561
Management, development and leasing fees	14,925	10,953	12,986
Other	21,416	31,480	35,418
Total revenues	1,028,257	1,055,018	1,060,739

OPERATING EXPENSES:
Property operating	137,760	141,030	149,774
Depreciation and amortization	292,693	299,069	291,273
Real estate taxes	90,110	90,799	89,281
Maintenance and repairs	53,586	51,516	54,842
General and administrative	63,332	62,118	50,271
Loss on impairment	116,822	105,945	17,858
Other	20,326	26,957	32,297
Total operating expenses	774,629	777,434	685,596
Income from operations	253,628	277,584	375,143
Interest and other income	1,524	6,467	14,121
Interest expense	(216,318)	(229,343)	(239,824)
Gain on extinguishment of debt	—	256	87,893
Gain on investments	7,534	16,560	—
Income tax benefit (provision)	2,063	(2,941)	(4,499)
Equity in earnings of unconsolidated affiliates	117,533	18,200	14,803
Income from continuing operations before gain on sales of real estate assets	165,964	86,783	247,637
Gain on sales of real estate assets	29,567	32,232	5,342
Income from continuing operations	195,531	119,015	252,979
Operating loss of discontinued operations	—	—	(222)
Gain on discontinued operations	—	—	276
Net income	195,531	119,015	253,033
Net income attributable to noncontrolling interests in:
Operating Partnership	(21,537)	(10,171)	(30,106)
Other consolidated subsidiaries	(1,112)	(5,473)	(3,777)
Net income attributable to the Company	172,882	103,371	219,150
Preferred dividends	(44,892)	(44,892)	(44,892)
Net income attributable to common shareholders	$127,990	$58,479	$174,258

Basic per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.75	$0.34	$1.02
Discontinued operations	0.00	0.00	0.00
Net income attributable to common shareholders	$0.75	$0.34	$1.02
Weighted-average common shares outstanding	170,762	170,476	170,247

Diluted per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.75	$0.34	$1.02
Discontinued operations	0.00	0.00	0.00
Net income attributable to common shareholders	$0.75	$0.34	$1.02
Weighted-average common and potential dilutive common shares outstanding	170,836	170,499	170,247

Amounts attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$127,990	$58,479	$174,212
Discontinued operations	—	—	46
Net income attributable to common shareholders	$127,990	$58,479	$174,258
The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.
 Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$195,531	$119,015	$253,033

Other comprehensive income (loss):
Unrealized holding gain on available-for-sale securities	—	242	6,543
Reclassification to net income of realized gain on available-for-sale securities	—	(16,560)	—
Unrealized gain on hedging instruments	877	4,111	3,977
Reclassification of hedging effect on earnings	(443)	(2,196)	(2,195)
Total other comprehensive income (loss)	434	(14,403)	8,325

Comprehensive income	195,965	104,612	261,358
Comprehensive income attributable to noncontrolling interests in:
Operating Partnership	(21,600)	(7,244)	(31,345)
Other consolidated subsidiaries	(1,112)	(5,473)	(3,777)
Comprehensive income attributable to the Company	$173,253	$91,895	$226,236

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

CBL & Associates Properties, Inc.
Consolidated Statements of Equity
(Continued)
(in thousands, except share data)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2015	$25,330	$25	$1,705	$1,970,333	$1,935	$(689,028)	$1,284,970	$114,629	$1,399,599
Net income (loss)	(1,603)	—	—	—	—	172,882	172,882	24,252	197,134
Other comprehensive income	3	—	—	—	371	—	371	60	431
Purchase of noncontrolling interests in Operating Partnership	—	—	—	—	—	—	—	(11,754)	(11,754)
Redemption of redeemable noncontrolling interest	(3,206)	—	—	9,636	—	—	9,636	—	9,636
Dividends declared - common stock	—	—	—	—	—	(181,040)	(181,040)	—	(181,040)
Dividends declared - preferred stock	—	—	—	—	—	(44,892)	(44,892)	—	(44,892)
Issuance of 335,417 shares of common stock and restricted common stock	—	—	3	478	—	—	481	—	481
Cancellation of 33,720 shares of restricted common stock	—	—	—	(267)	—	—	(267)	—	(267)
Performance stock units	—	—	—	1,033	—	—	1,033	—	1,033
Amortization of deferred compensation	—	—	—	3,680	—	—	3,680	—	3,680
Adjustment for noncontrolling interests	2,454	—	—	(13,773)	(2,306)	—	(16,079)	13,625	(2,454)
Adjustment to record redeemable noncontrolling interests at redemption value	1,937	—	—	(2,061)	—	—	(2,061)	124	(1,937)
Distributions to noncontrolling interests	(6,919)	—	—	—	—	—	—	(40,039)	(40,039)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	11,241	11,241
Balance, December 31, 2016	$17,996	$25	$1,708	$1,969,059	$—	$(742,078)	$1,228,714	$112,138	$1,340,852

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$195,531	$119,015	$253,033

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	292,693	299,069	291,273
Net amortization of deferred financing costs, debt premiums and discounts	2,952	4,948	4,405
Net amortization of intangible lease assets and liabilities	113	(1,487)	368
Gain on sales of real estate assets	(29,567)	(32,232)	(5,342)
Gain on discontinued operations	—	—	(276)
Write-off of development projects	56	2,373	136
Share-based compensation expense	5,027	5,218	3,979
Gain on investments	(7,534)	(16,560)	—
Loss on impairment	116,822	105,945	17,858
Loss on impairment from discontinued operations	—	—	681
Gain on extinguishment of debt	—	(256)	(87,893)
Equity in earnings of unconsolidated affiliates	(117,533)	(18,200)	(14,803)
Distributions of earnings from unconsolidated affiliates	16,603	21,095	21,866
Provision for doubtful accounts	4,058	2,254	2,643
Change in deferred tax accounts	(907)	(153)	1,329
Changes in:
Tenant and other receivables	(7,979)	(5,455)	(4,053)
Other assets	(4,386)	1,803	1,101
Accounts payable and accrued liabilities	2,630	7,638	(18,244)
Net cash provided by operating activities	468,579	495,015	468,061

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(248,004)	(218,891)	(277,624)
Acquisitions of real estate assets	—	(191,988)	—
(Additions) reductions to restricted cash	(11,434)	5,491	4,880
Proceeds from sales of real estate assets	189,489	132,231	16,513
Net proceeds from disposal of investments	10,299	—	—
Additions to mortgage and other notes receivable	(3,259)	(3,096)	—
Payments received on mortgage and other notes receivable	1,069	1,610	20,973
Proceeds from sale of available-for-sale securities	—	20,755	—
Additional investments in and advances to unconsolidated affiliates	(28,510)	(15,200)	(30,404)
Distributions in excess of equity in earnings of unconsolidated affiliates	95,958	20,807	39,229
Changes in other assets	(7,054)	(11,534)	(8,422)
Net cash used in investing activities	(1,446)	(259,815)	(234,855)

CBL & Associates Properties, Inc.
Consolidated Statements of Cash Flows
(Continued)
(In thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$1,174,409	$1,358,296	$1,061,928
Principal payments on mortgage and other indebtedness	(1,377,739)	(1,315,094)	(1,050,647)
Additions to deferred financing costs	(8,345)	(6,796)	(2,386)
Prepayment fees on extinguishment of debt	—	—	(1,506)
Proceeds from issuances of common stock	179	188	175
Purchases of noncontrolling interests in the Operating Partnership	(11,754)	(286)	(4,861)
Contributions from noncontrolling interests	11,241	682	938
Distributions to noncontrolling interests	(47,213)	(47,682)	(52,712)
Dividends paid to holders of preferred stock	(44,892)	(44,892)	(44,892)
Dividends paid to common shareholders	(180,960)	(180,662)	(166,805)
Net cash used in financing activities	(485,074)	(236,246)	(260,768)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(17,941)	(1,046)	(27,562)
CASH AND CASH EQUIVALENTS, beginning of period	36,892	37,938	65,500
CASH AND CASH EQUIVALENTS, end of period	$18,951	$36,892	$37,938

The accompanying notes are an integral part of these consolidated statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of CBL & Associates Limited Partnership
Chattanooga, TN:
We have audited the accompanying consolidated balance sheets of CBL & Associates Limited Partnership and subsidiaries (the "Partnership") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the three years in the period ended December 31, 2016.  Our audits also included the financial statement schedules listed in the Index at Item 15.  We also have audited the Partnership's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Partnership's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management On Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Partnership's internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CBL & Associates Limited Partnership and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

 /s/ Deloitte & Touche LLP
Atlanta, Georgia
March 1, 2017

CBL & Associates Limited Partnership
Consolidated Balance Sheets
(In thousands)

	December 31,
ASSETS (1)	2016	2015
Real estate assets:
Land	$820,979	$876,668
Buildings and improvements	6,942,452	7,287,862
	7,763,431	8,164,530
Accumulated depreciation	(2,427,108)	(2,382,568)
	5,336,323	5,781,962
Held for sale	5,861	—
Developments in progress	178,355	75,991
Net investment in real estate assets	5,520,539	5,857,953
Cash and cash equivalents	18,943	36,887
Receivables:
Tenant, net of allowance for doubtful accounts of $1,910 and $1,923 in 2016 and 2015, respectively	94,676	87,286
Other, net of allowance for doubtful accounts of $838 and $1,276 in 2016 and 2015, respectively	6,179	17,958
Mortgage and other notes receivable	16,803	18,238
Investments in unconsolidated affiliates	267,405	276,946
Intangible lease assets and other assets	180,452	185,162
	$6,104,997	$6,480,430

LIABILITIES, REDEEMABLE INTERESTS AND CAPITAL
Mortgage and other indebtedness, net	$4,465,294	$4,710,628
Accounts payable and accrued liabilities	280,528	344,434
Total liabilities (1)	4,745,822	5,055,062
Commitments and contingencies (Note 6 and Note 14)
Redeemable interests:
Redeemable noncontrolling interests	—	5,586
Redeemable common units	17,996	19,744
Total redeemable interests	17,996	25,330
Partners' capital:
Preferred units	565,212	565,212
Common units:
General partner	7,781	8,435
Limited partners	756,083	822,383
Accumulated other comprehensive loss	—	(868)
Total partners' capital	1,329,076	1,395,162
Noncontrolling interests	12,103	4,876
Total capital	1,341,179	1,400,038
	$6,104,997	$6,480,430

(1)
As of December 31, 2016, includes $659,494 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $463,362 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Operating Partnership. See Note 8.

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Limited Partnership
Consolidated Statements of Operations
(In thousands, except per unit data)

	Year Ended December 31,
	2016	2015	2014
REVENUES:
Minimum rents	$670,565	$684,309	$682,584
Percentage rents	17,803	18,063	16,876
Other rents	23,110	21,934	22,314
Tenant reimbursements	280,438	288,279	290,561
Management, development and leasing fees	14,925	10,953	12,986
Other	21,416	31,480	35,418
Total revenues	1,028,257	1,055,018	1,060,739

OPERATING EXPENSES:
Property operating	137,760	141,030	149,774
Depreciation and amortization	292,693	299,069	291,273
Real estate taxes	90,110	90,799	89,281
Maintenance and repairs	53,586	51,516	54,842
General and administrative	63,332	62,118	50,271
Loss on impairment	116,822	105,945	17,858
Other	20,326	26,957	32,297
Total operating expenses	774,629	777,434	685,596
Income from operations	253,628	277,584	375,143
Interest and other income	1,524	6,467	14,121
Interest expense	(216,318)	(229,343)	(239,824)
Gain on extinguishment of debt	—	256	87,893
Gain on investments	7,534	16,560	—
Income tax benefit (provision)	2,063	(2,941)	(4,499)
Equity in earnings of unconsolidated affiliates	117,533	18,200	14,803
Income from continuing operations before gain on sales of real estate assets	165,964	86,783	247,637
Gain on sales of real estate assets	29,567	32,232	5,342
Income from continuing operations	195,531	119,015	252,979
Operating loss of discontinued operations	—	—	(222)
Gain on discontinued operations	—	—	276
Net income	195,531	119,015	253,033
Net income attributable to noncontrolling interests	(1,112)	(5,473)	(3,777)
Net income attributable to the Operating Partnership	194,419	113,542	249,256
Distributions to preferred unitholders	(44,892)	(44,892)	(44,892)
Net income attributable to common unitholders	$149,527	$68,650	$204,364

Basic per unit data attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$0.75	$0.34	$1.02
Discontinued operations	0.00	0.00	0.00
Net income attributable to common unitholders	$0.75	$0.34	$1.02
Weighted-average common units outstanding	199,764	199,734	199,660

Diluted per unit data attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$0.75	$0.34	$1.02
Discontinued operations	0.00	0.00	0.00
Net income attributable to common unitholders	$0.75	$0.34	$1.02
Weighted-average common and potential dilutive common units outstanding	199,838	199,757	199,660

Amounts attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$149,527	$68,650	$204,318
Discontinued operations	—	—	46
Net income attributable to common unitholders	$149,527	$68,650	$204,364
The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Limited Partnership
 Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$195,531	$119,015	$253,033

Other comprehensive income (loss):
Unrealized holding gain on available-for-sale securities	—	242	6,543
Reclassification to net income of realized gain on available-for-sale securities	—	(16,560)	—
Unrealized gain on hedging instruments	877	4,111	3,977
Reclassification of hedging effect on earnings	(443)	(2,196)	(2,195)
Total other comprehensive income (loss)	434	(14,403)	8,325

Comprehensive income	195,965	104,612	261,358
Comprehensive income attributable to noncontrolling interests	(1,112)	(5,473)	(3,777)
Comprehensive income attributable to the Operating Partnership	$194,853	$99,139	$257,581

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Limited Partnership
Consolidated Statements of Capital
(in thousands)

	Redeemable Interests			Number of			Common Units
	Redeemable Noncontrolling Interests	Redeemable Common Units	Total Redeemable Interests	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partner's Capital	Noncontrolling Interests	Total Capital
Balance, December 31, 2013	$5,883	$28,756	$34,639	25,050	199,593	$565,212	$9,866	$961,175	$4,923	$1,541,176	$19,179	$1,560,355
Net income	1,827	1,598	3,425	—	—	44,892	2,081	200,686	—	247,659	1,880	249,539
Other comprehensive income	—	65	65	—	—	—	—	—	8,260	8,260	—	8,260
Redemption of common units	—	—	—	—	(273)	—	—	(4,861)	—	(4,861)	—	(4,861)
Issuance of common units	—	—	—	—	246	—	—	683	—	683	—	683
Distributions declared - common units	—	(4,571)	(4,571)	—	—	—	(1,479)	(200,004)	—	(201,483)	—	(201,483)
Distributions declared - preferred units	—	—	—	—	—	(44,892)	—	—	—	(44,892)	—	(44,892)
Cancellation of restricted common stock	—	—	—	—	(34)	—	—	(389)	—	(389)	—	(389)
Amortization of deferred compensation	—	—	—	—	—	—	36	3,472	—	3,508	—	3,508
Allocation of partners' capital	—	2,937	2,937	—	—	—	(660)	(2,132)	—	(2,792)	—	(2,792)
Adjustment to record redeemable interests at redemption value	3,017	2,319	5,336	—	—	—	(55)	(5,281)	—	(5,336)	—	(5,336)
Distributions to noncontrolling interests	(4,272)	—	(4,272)	—	—	—	—	—	—	—	(13,089)	(13,089)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	938	938
Balance, December 31, 2014	$6,455	$31,104	$37,559	25,050	199,532	$565,212	$9,789	$953,349	$13,183	$1,541,533	$8,908	$1,550,441

Net income	3,360	542	3,902	—	—	44,892	699	67,409	—	113,000	2,113	115,113
Other comprehensive loss	—	(352)	(352)	—	—	—	—	—	(14,051)	(14,051)	—	(14,051)
Redemptions of common units	—	—	—	—	(15)	—	—	(286)	—	(286)	—	(286)
Issuance of common units	—	—	—	—	278	—	—	679	—	679	—	679
Distributions declared - common units	—	(4,572)	(4,572)	—	—	—	(2,133)	(211,258)	—	(213,391)	—	(213,391)
Distributions declared - preferred units	—	—	—	—	—	(44,892)	—	—	—	(44,892)	—	(44,892)
Cancellation of restricted common stock	—	—	—	—	(47)	—	—	(770)	—	(770)	—	(770)
Performance stock units	—	—	—	—	—	—	6	618	—	624	—	624
Amortization of deferred compensation	—	—	—	—	—	—	43	4,109	—	4,152	—	4,152
Allocation of partners' capital	—	2,981	2,981	—	—	—	(88)	(2,965)	—	(3,053)	—	(3,053)
Adjustment to record redeemable interests at redemption value	(1,658)	(9,959)	(11,617)	—	—	—	119	11,498	—	11,617	—	11,617
Distributions to noncontrolling interests	(2,571)	—	(2,571)	—	—	—	—	—	—	—	(7,866)	(7,866)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	1,721	1,721
Balance, December 31, 2015	$5,586	$19,744	$25,330	25,050	199,748	$565,212	$8,435	$822,383	$(868)	$1,395,162	$4,876	$1,400,038

CBL & Associates Limited Partnership
Consolidated Statements of Capital
(Continued)
(in thousands)

	Redeemable Interests			Number of			Common Units
	Redeemable Noncontrolling Interests	Redeemable Common Units	Total Redeemable Interests	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partner's Capital	Noncontrolling Interests	Total Capital
Balance, December 31, 2015	$5,586	$19,744	$25,330	25,050	199,748	$565,212	$8,435	$822,383	$(868)	$1,395,162	$4,876	$1,400,038
Net income (loss)	(2,762)	1,159	(1,603)	—	—	44,892	1,523	146,845	—	193,260	3,874	197,134
Other comprehensive income	—	3	3	—	—	—	—	—	431	431	—	431
Distributions declared - common units	—	(4,572)	(4,572)	—	—	—	(2,133)	(211,058)	—	(213,191)	—	(213,191)
Distributions declared - preferred units	—	—	—	—	—	(44,892)	—	—	—	(44,892)	—	(44,892)
Issuances of common units	—	—	—	—	336	—	—	481	—	481	—	481
Redemptions of common units	—	—	—	—	(965)	—	—	(11,754)	—	(11,754)	—	(11,754)
Redemption of redeemable noncontrolling interest	(3,206)	—	(3,206)	—	—	—	99	9,537	—	9,636	—	9,636
Cancellation of restricted common stock	—	—	—	—	(34)	—	—	(267)	—	(267)	—	(267)
Performance stock units	—	—	—	—	—	—	11	1,022	—	1,033	—	1,033
Amortization of deferred compensation	—	—	—	—	—	—	38	3,642	—	3,680	—	3,680
Allocation of partners' capital	—	2,454	2,454	—	—	—	(172)	(2,831)	437	(2,566)	—	(2,566)
Adjustment to record redeemable interests at redemption value	2,729	(792)	1,937	—	—	—	(20)	(1,917)	—	(1,937)	—	(1,937)
Distributions to noncontrolling interests	(2,347)	—	(2,347)	—	—	—	—	—	—	—	(7,888)	(7,888)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	11,241	11,241
Balance, December 31, 2016	$—	$17,996	$17,996	25,050	199,085	$565,212	$7,781	$756,083	$—	$1,329,076	$12,103	$1,341,179

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Limited Partnership
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$195,531	$119,015	$253,033

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	292,693	299,069	291,273
Amortization of deferred financing costs, debt premiums and discounts	2,952	4,948	4,405
Net amortization of intangible lease assets and liabilities	113	(1,487)	368
Gain on sales of real estate assets	(29,567)	(32,232)	(5,342)
Gain on discontinued operations	—	—	(276)
Write-off of development projects	56	2,373	136
Share-based compensation expense	5,027	5,218	3,979
Gain on investments	(7,534)	(16,560)	—
Loss on impairment	116,822	105,945	17,858
Loss on impairment from discontinued operations	—	—	681
Gain on extinguishment of debt	—	(256)	(87,893)
Equity in earnings of unconsolidated affiliates	(117,533)	(18,200)	(14,803)
Distributions of earnings from unconsolidated affiliates	16,633	21,092	21,866
Provision for doubtful accounts	4,058	2,254	2,643
Change in deferred tax accounts	(907)	(153)	1,329
Changes in:
Tenant and other receivables	(7,931)	(5,455)	(4,053)
Other assets	(4,386)	1,803	1,101
Accounts payable and accrued liabilities	2,550	7,648	(18,242)
Net cash provided by operating activities	468,577	495,022	468,063

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(248,004)	(218,891)	(277,624)
Acquisitions of real estate assets	—	(191,988)	—
(Additions) reductions to restricted cash	(11,434)	5,491	4,880
Proceeds from sales of real estate assets	189,489	132,231	16,513
Net proceeds from disposal of investments	10,299	—	—
Additions to mortgage and other notes receivable	(3,259)	(3,096)	—
Payments received on mortgage and other notes receivable	1,069	1,610	20,973
Proceeds from sale of available-for-sale securities	—	20,755	—
Additional investments in and advances to unconsolidated affiliates	(28,510)	(15,200)	(30,404)
Distributions in excess of equity in earnings of unconsolidated affiliates	95,958	20,807	39,229
Changes in other assets	(7,054)	(11,534)	(8,422)
Net cash used in investing activities	(1,446)	(259,815)	(234,855)

CBL & Associates Limited Partnership
Consolidated Statements of Cash Flows
(Continued)
(In thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$1,174,409	$1,358,296	$1,061,928
Principal payments on mortgage and other indebtedness	(1,377,739)	(1,315,094)	(1,050,647)
Additions to deferred financing costs	(8,345)	(6,796)	(2,386)
Prepayment fees on extinguishment of debt	—	—	(1,506)
Proceeds from issuances of common units	179	188	175
Redemption of common units	(11,754)	(286)	(4,861)
Contributions from noncontrolling interests	11,240	682	938
Distributions to noncontrolling interests	(14,807)	(17,084)	(52,712)
Distributions to preferred unitholders	(44,892)	(44,892)	(44,892)
Distributions to common unitholders	(213,366)	(211,260)	(166,805)
Net cash used in financing activities	(485,075)	(236,246)	(260,768)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(17,944)	(1,039)	(27,560)
CASH AND CASH EQUIVALENTS, beginning of period	36,887	37,926	65,486
CASH AND CASH EQUIVALENTS, end of period	$18,943	$36,887	$37,926

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
CBL conducts substantially all of its business through the Operating Partnership, which is a VIE. In accordance with the guidance in Accounting Standards Codification ("ASC") 810, Consolidations, the Company is exempt from providing further disclosures related to the Operating Partnership's VIE classification. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a VIE. As of December 31, 2016, the Operating Partnership owned interests in the following Properties:

	Malls (1)	Associated Centers	Community Centers	Office Buildings		Total
Consolidated Properties	65	20	4	7	(2)	96
Unconsolidated Properties (3)	9	3	5	—		17
Total	74	23	9	7		113

(1)	Category consists of regional malls, open-air centers and outlet centers (including one mixed-use center).

(2)	Includes CBL's two corporate office buildings and two office buildings classified as held for sale as of December 31, 2016. See Note 4 and Note 19 for more information.

(3)	The Operating Partnership accounts for these investments using the equity method because one or more of the other partners have substantive participating rights.

At December 31, 2016, the Operating Partnership had interests in the following Construction Properties:

Malls
Development	1
Expansions	3
Redevelopments	3
The Operating Partnership also holds options to acquire certain development properties owned by third parties.
CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At December 31, 2016, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 84.8% limited partner interest for a combined interest held by CBL of 85.8%.
As used herein, the term "Company" includes CBL & Associates Properties, Inc. and its subsidiaries, including CBL & Associates Limited Partnership and its subsidiaries, unless the context indicates otherwise. The term "Operating Partnership" refers to CBL & Associates Limited Partnership and its subsidiaries.
The noncontrolling interest in the Operating Partnership is held by CBL's Predecessor, all of which contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993, and by various third parties. At December 31, 2016, CBL’s Predecessor owned a 9.1% limited partner interest and third parties owned a 5.1% limited partner interest in the Operating Partnership.  CBL’s Predecessor also owned 3.7 million shares of the Company's common stock at December 31, 2016, for a total combined effective interest of 11.0% in the Operating Partnership.
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
Accounting Guidance Adopted
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 requires management to perform an analysis regarding an entity's ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. ASU 2014-15 was effective for annual periods ending after December 15, 2016 and for annual and interim periods thereafter. The Company adopted ASU 2014-15 as of December 31, 2016. The adoption of ASU 2014-15 did not have an impact on the Company's consolidated financial statements or disclosures.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"). The guidance modified the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminated the presumption that a general partner should consolidate a limited partnership and affected the evaluation of fee arrangements and related party relationships in the primary beneficiary determination. For public companies, ASU 2015-02 was effective for annual periods beginning after December 15, 2015 and interim periods within those years using either a retrospective or a modified retrospective approach. The Company adopted ASU 2015-02 as of January 1, 2016 using a modified retrospective approach. The adoption of ASU 2015-02 resulted in the identification of several VIEs as discussed in Note 8 but did not alter any of the Company's consolidation conclusions. The adoption of the guidance did not have an impact on the Company's consolidated financial statements other than the additional disclosures. See ASU 2016-17, Interests Held Through Related Parties That Are under Common Control ("ASU 2016-17") below which amends ASU 2015-02.
Accounting Guidance Not Yet Effective
In May 2014, the FASB and the International Accounting Standards Board jointly issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The objective of this converged standard is to enable financial statement users to better understand and analyze revenue by replacing current transaction and industry-specific guidance with a more principles-based approach to revenue recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that the entity expects to be entitled to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other guidance such as lease and insurance contracts. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, ("ASU 2015-14") which allows an additional one year deferral of ASU 2014-09. As a result, ASU 2014-09 is effective for annual periods beginning after December 15, 2017 and interim periods within those years using one of two retrospective application methods. Early adoption would be permitted only for annual reporting periods beginning after December 15, 2016 and interim periods within those years. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08"). The guidance in ASU 2016-08 clarifies the implementation of ASU 2014-09 on principal versus agent consideration and has the same effective date as ASU 2014-09, as deferred by ASU 2015-14. During the quarter ended June 30, 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing, ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, and ASU 2016-12, Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. These amendments are intended to improve and clarify the implementation guidance of ASU 2014-09 and have the same effective date as ASU 2014-09, as deferred by ASU 2015-14. As the majority of the Company's revenue is derived from real estate lease contracts, the Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and expects to adopt the guidance as of January 1, 2018.    It is in the process of determining which method to use for the application of this guidance.
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). The objective of ASU 2016-02 is to increase transparency and comparability by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, lessees will be required to recognize a right-of-use asset and corresponding lease liability on the balance sheet for all leases with terms greater than 12 months. The guidance applied by a lessor under ASU 2016-02 is substantially similar to existing GAAP. For public companies, ASU 2016-02 is effective for annual periods beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. Lessees and lessors are required to use a modified retrospective transition method for all leases existing at, or entered into after, the date of initial application. Accordingly, they would apply the new accounting model for the earliest year presented in the financial statements. A number of practical expedients may also be elected. Under the new guidance, common area maintenance recoveries must be accounted for as a non-lease component. The Company will be evaluating whether the bifurcation of common area maintenance will affect the timing or recognition of certain lease revenues. Also, only direct leasing costs may be capitalized under ASU 2016-02. Current guidance also allows the capitalization of indirect leasing costs. Additionally, the Company will be analyzing its current ground lease obligations under ASU 2016-02. The Company has done a preliminary assessment and continues to evaluate the potential impact the guidance may have on its consolidated financial statements and related disclosures. It is considering the practicality of adopting ASU 2016-02 concurrently with the adoption of ASU 2014-09 as the standards overlap and concurrent adoption would align them if ASU 2016-02 was adopted as of January 1, 2018. If early adoption is not practicable, the Company would adopt ASU 2016-02 as of January 1, 2019.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 identifies areas for simplification of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. For public companies, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period and may be applied on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of the date of adoption. Early adoption is permitted. The Company adopted ASU 2016-09 as of January 1, 2017 and it did not have a material impact on its consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The objective of ASU 2016-13 is to provide financial statement users with information about expected credit losses on financial assets and other commitments to extend credit by a reporting entity. The guidance replaces the current incurred loss impairment model, which reflects credit events, with a current expected credit loss model, which recognizes an allowance for credit losses based on an entity's estimate of contractual cash flows not expected to be collected. For public companies that are SEC filers, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. Early adoption is permitted. The guidance is to be applied on a modified retrospective basis. The Company expects to adopt ASU 2016-13 as of January 1, 2020 and is evaluating the impact that this update may have on its consolidated financial statements and related disclosures.
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
In October 2016, the FASB issued ASU 2016-17 which amends the consolidation guidance in ASU 2015-02 to change how a reporting entity that is a single decision maker of a VIE should consider indirect interests in a VIE held through related parties that are under common control with the entity when determining whether it is the primary beneficiary of the VIE. ASU 2016-17 simplifies the analysis to require consideration of only an entity's proportionate indirect interest in a VIE held through a party under common control. For public companies, ASU 2016-17 is effective for fiscal years beginning after December 15, 2016 including interim periods therein. Early adoption is permitted. The guidance is to be applied retrospectively to all periods in fiscal year 2016, which is the period in which ASU 2015-02 was adopted by the Company. The Company adopted ASU 2016-17 as of January 1, 2017 and it did not have a material impact on its consolidated financial statements and related disclosures.
In November 2016, the FASB issued ASU 2016-18, Restricted Cash, ("ASU 2016-18") to address diversity in practice related to the classification and presentation of changes in restricted cash. The update requires a reporting entity to explain the change in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents in reconciling the beginning-of-period and end-of-period total amounts on the statement of cash flows. For public companies, ASU 2016-18 is effective on a retrospective basis for fiscal years beginning after December 15, 2017, including interim periods therein. Early adoption is permitted. The Company expects to adopt the update as of January 1, 2018 and does not expect ASU 2016-18 to have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, ("ASU 2017-01"), which provides a more narrow definition of a business to be used in determining the accounting treatment of an acquisition. Under ASC 805, Business Combinations, the Company generally accounts for acquisitions of shopping center properties as acquisitions of a business. Under ASU 2017-01, more acquisitions are expected to be accounted for as acquisitions of assets. Transaction costs for asset acquisitions are capitalized while those related to business acquisitions are expensed. For public companies, ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods therein and is to be applied prospectively to any transactions occurring within the period of adoption. Early adoption is permitted. The Company adopted ASU 2017-01 as of January 1, 2017. The Company expects most of its future acquisitions of shopping center properties would be accounted for as acquisitions of assets in accordance with the guidance in ASU 2017-01.
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
The Company’s intangibles and their balance sheet classifications as of December 31, 2016 and 2015, are summarized as follows:

	December 31, 2016		December 31, 2015
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible lease assets and other assets:
Above-market leases	$49,310	$(38,197)	$54,080	$(39,228)
In-place leases	110,968	(80,256)	113,335	(71,460)
Tenant relationships	29,494	(6,610)	29,742	(5,868)
Accounts payable and accrued liabilities:
Below-market leases	87,266	(60,286)	89,182	(54,999)
These intangibles are related to specific tenant leases.  Should a termination occur earlier than the date indicated in the lease, the related unamortized intangible assets or liabilities, if any, related to the lease are recorded as expense or income, as applicable. The total net amortization expense of the above intangibles was $8,687, $12,939 and $13,973 in 2016, 2015 and 2014, respectively.  The estimated total net amortization expense for the next five succeeding years is $6,378 in 2017, $3,589 in 2018, $2,502 in 2019, $1,923 in 2020 and $1,882 in 2021.
Total interest expense capitalized was $2,182, $3,697 and $7,122 in 2016, 2015 and 2014, respectively.

Carrying Value of Long-Lived Assets
The Company monitors events or changes in circumstances that could indicate the carrying value of a long-lived asset may not be recoverable.  When indicators of potential impairment are present that suggest that the carrying amounts of a long-lived asset may not be recoverable, the Company assesses the recoverability of the asset by determining whether the asset’s carrying value will be recovered through the estimated undiscounted future cash flows expected from the Company’s probability weighted use of the asset and its eventual disposition. In the event that such undiscounted future cash flows do not exceed the carrying value, the Company adjusts the carrying value of the long-lived asset to its estimated fair value and recognizes an impairment loss.  The estimated fair value is calculated based on the following information, in order of preference, depending upon availability:  (Level 1) recently quoted market prices, (Level 2) market prices for comparable properties, or (Level 3) the present value of future cash flows, including estimated salvage value.  Certain of the Company’s long-lived assets may be carried at more than an amount that could be realized in a current disposition transaction.  Projections of expected future operating cash flows require that the Company estimates future market rental income amounts subsequent to expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the Property, and the number of years the Property is held for investment, among other factors. As these assumptions are subject to economic and market uncertainties, they are difficult to predict and are subject to future events that may alter the assumptions used or management’s estimates of future possible outcomes. Therefore, the future cash flows estimated in the Company’s impairment analyses may not be achieved. See Note 4 and Note 15 for information related to the impairment of long-lived assets for 2016, 2015 and 2014.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents.
 Restricted Cash
Restricted cash of $46,119 and $34,684 was included in intangible lease assets and other assets at December 31, 2016 and 2015, respectively.  Restricted cash consists primarily of cash held in escrow accounts for debt service, insurance, real estate taxes, capital improvements and deferred maintenance as required by the terms of certain mortgage notes payable.
Allowance for Doubtful Accounts
The Company periodically performs a detailed review of amounts due from tenants to determine if accounts receivable balances are realizable based on factors affecting the collectability of those balances. The Company’s estimate of the allowance for doubtful accounts requires management to exercise significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.  The Company recorded a provision for doubtful accounts of $4,058, $2,254 and $2,643 for 2016, 2015 and 2014, respectively.
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
The Company accounts for its investment in joint ventures where it owns a noncontrolling interest or where it is not the primary beneficiary of a VIE using the equity method of accounting. Under the equity method, the Company’s cost of investment is adjusted for additional contributions to and distributions from the unconsolidated affiliate, as well as its share of equity in the earnings of the unconsolidated affiliate and reduced by distributions received. Generally, distributions of cash flows from operations and capital events are first made to partners to pay cumulative unpaid preferences on unreturned capital balances and then to the partners in accordance with the terms of the joint venture agreements.

Any differences between the cost of the Company’s investment in an unconsolidated affiliate and its underlying equity as reflected in the unconsolidated affiliate’s financial statements generally result from costs of the Company’s investment that are not reflected on the unconsolidated affiliate’s financial statements, capitalized interest on its investment and the Company’s share of development and leasing fees that are paid by the unconsolidated affiliate to the Company for development and leasing services provided to the unconsolidated affiliate during any development periods. At December 31, 2016 and 2015, the net difference between the Company’s investment in unconsolidated affiliates and the underlying equity of unconsolidated affiliates, which are amortized over a period equal to the useful life of the unconsolidated affiliates' asset/liability that is related to the basis difference, was $(6,966) and $13,334, respectively.
On a periodic basis, the Company assesses whether there are any indicators that the fair value of the Company's investments in unconsolidated affiliates may be impaired. An investment is impaired only if the Company’s estimate of the fair value of the investment is less than the carrying value of the investment and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. The Company's estimates of fair value for each investment are based on a number of assumptions that are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates, and operating costs. As these factors are difficult to predict and are subject to future events that may alter the Company’s assumptions, the fair values estimated in the impairment analyses may not be realized. No impairments of investments in unconsolidated affiliates were recorded in 2016, 2015 and 2014.
Deferred Financing Costs
Net deferred financing costs related to the Company's lines of credit of $4,890 and $6,431 were included in intangible lease assets and other assets at December 31, 2016 and 2015, respectively. Net deferred financing costs related to the Company's other indebtedness of $17,855 and $16,059 were included in net mortgage and other indebtedness at December 31, 2016 and 2015, respectively. Deferred financing costs include fees and costs incurred to obtain financing and are amortized on a straight-line basis to interest expense over the terms of the related indebtedness. Amortization expense related to deferred financing costs was $5,010, $7,116 and $6,910 in 2016, 2015 and 2014, respectively. Accumulated amortization of deferred financing costs was $13,370 and $12,413 as of December 31, 2016 and 2015, respectively.
Marketable Securities
The Company recognized a realized gain of $16,560, for the difference between the net proceeds of $20,755 less the adjusted cost of $4,195 related to the sale of all its marketable securities in 2015. The Company did not recognize any realized gains or losses related to sales of marketable securities in 2014. Unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of accumulated other comprehensive income (loss) ("AOCI/L") in redeemable noncontrolling interests, shareholders’ equity and partners' capital, and noncontrolling interests. Realized gains are recorded in gain on investments. Gains or losses on securities sold were based on the specific identification method.
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
There were no other-than-temporary impairments of marketable securities incurred during 2016, 2015 and 2014.

Interest Rate Hedging Instruments
The Company recognizes its derivative financial instruments in either accounts payable and accrued liabilities or intangible lease assets and other assets, as applicable, in the consolidated balance sheets and measures those instruments at fair value.  The accounting for changes in the fair value (i.e., gain or loss) of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. To qualify as a hedging instrument, a derivative must pass prescribed effectiveness tests, performed quarterly using both qualitative and quantitative methods. The Company had entered into derivative agreements as of December 31, 2015 that qualified as hedging instruments and were designated, based upon the exposure being hedged, as cash flow hedges.  The fair value of these cash flow hedges as of December 31, 2015 was $434 and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. To the extent they are effective, changes in the fair values of cash flow hedges are reported in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. The ineffective portion of the hedge, if any, is recognized in current earnings during the period of change in fair value. The gain or loss on the termination of an effective cash flow hedge is reported in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged item affects earnings.  The Company also assesses the credit risk that the counterparty will not perform according to the terms of the contract.
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
Gain on Sales of Real Estate Assets
Gain on sales of real estate assets is recognized when it is determined that the sale has been consummated, the buyer’s initial and continuing investment is adequate, the Company’s receivable, if any, is not subject to future subordination, and the buyer has assumed the usual risks and rewards of ownership of the asset. When the Company has an ownership interest in the buyer, gain is recognized to the extent of the third party partner’s ownership interest.
Income Taxes
The Company is qualified as a REIT under the provisions of the Internal Revenue Code. To maintain qualification as a REIT, the Company is required to distribute at least 90% of its taxable income to shareholders and meet certain other requirements.
As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State tax expense was $3,458, $3,460 and $4,079 during 2016, 2015 and 2014, respectively.
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

The Company recorded an income tax benefit (provision) as follows for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Current tax benefit (provision)	$1,156	$(3,093)	$(3,170)
Deferred tax benefit (provision)	907	152	(1,329)
Income tax benefit (provision)	$2,063	$(2,941)	$(4,499)
The Company had a net deferred tax asset of $5,841 at December 31, 2016 and a net deferred tax liability of $672 at December 31, 2015. The net deferred tax asset at December 31, 2016 is included in intangible lease assets and other assets. The net deferred tax liability at December 31, 2015 is included in accounts payable and accrued liabilities. These balances primarily consisted of operating expense accruals and differences between book and tax depreciation.  As of December 31, 2016, tax years that generally remain subject to examination by the Company’s major tax jurisdictions include 2013, 2014, 2015 and 2016.
The Company reports any income tax penalties attributable to its Properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its consolidated statement of operations.  In addition, any interest incurred on tax assessments is reported as interest expense.  The Company incurred nominal interest and penalty amounts in 2016, 2015 and 2014.
 Concentration of Credit Risk
The Company’s tenants include national, regional and local retailers. Financial instruments that subject the Company to concentrations of credit risk consist primarily of tenant receivables. The Company generally does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of tenants.
The Company derives a substantial portion of its rental income from various national and regional retail companies; however, no single tenant collectively accounted for more than 3.6% of the Company’s total revenues in 2016.
Earnings per Share and Earnings per Unit
See Note 7 for information regarding significant CBL equity offerings that affected per share and per unit amounts for each period presented.
Earnings per Share of the Company
Basic EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potential dilutive common shares outstanding. The limited partners’ rights to convert their noncontrolling interests in the Operating Partnership into shares of common stock are not dilutive. There were no anti-dilutive shares for the years ended December 31, 2016 and 2015. There were no potential dilutive common shares and there were no anti-dilutive shares for the year ended December 31, 2014.
The following summarizes the impact of potential dilutive common shares on the denominator used to compute EPS for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Denominator – basic	170,762	170,476
Effect of performance stock units (1)	74	23
Denominator – diluted	170,836	170,499
(1) Performance stock units are contingently issuable common shares and are included in earnings per share if the effect is dilutive. See Note 16 for a description of the long-term incentive program, which was adopted in 2015, that these units relate to.

Earnings per Unit of the Operating Partnership
Basic earnings per unit ("EPU") is computed by dividing net income attributable to common unitholders by the weighted-average number of common units outstanding for the period. Diluted EPU assumes the issuance of common units for all potential dilutive common units outstanding. There were no anti-dilutive units for the years ended December 31, 2016 and 2015. There were no potential dilutive common units and there were no anti-dilutive units for the year ended December 31, 2014.
The following summarizes the impact of potential dilutive common units on the denominator used to compute EPU for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Denominator – basic	199,764	199,734
Effect of performance stock units (1)	74	23
Denominator – diluted	199,838	199,757
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
The changes in the components of AOCI for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Redeemable Noncontrolling Interests		The Company		Noncontrolling Interests
	Unrealized Gains (Losses)
	Hedging Agreements	Available- for-Sale Securities	Hedging Agreements	Available- for-Sale Securities	Hedging Agreements	Available- for-Sale Securities	Total
Beginning balance, January 1, 2014	$387	$333	$(1,214)	$7,539	$(3,304)	$1,903	$5,644
OCI before reclassifications	14	51	3,712	5,569	251	923	10,520
Amounts reclassified from AOCI (1)	—	—	(2,195)	—	—	—	(2,195)
Net year-to-date period OCI	14	51	1,517	5,569	251	923	8,325
Ending balance, December 31, 2014	401	384	303	13,108	(3,053)	2,826	13,969
OCI before reclassifications	32	10	3,828	160	251	72	4,353
Amounts reclassified from AOCI (1)	—	(394)	(2,196)	(13,268)	—	(2,898)	(18,756)
Net year-to-date period OCI/L	32	(384)	1,632	(13,108)	251	(2,826)	(14,403)
Ending balance, December 31, 2015	433	—	1,935	—	(2,802)	—	(434)
OCI before reclassifications	3	—	814	—	60	—	877
Amounts reclassified from AOCI (1)	(436)	—	(2,749)	—	2,742	—	(443)
Net year-to-date period OCI/L	(433)	—	(1,935)	—	2,802	—	434
Ending balance, December 31, 2016	$—	$—	$—	$—	$—	$—	$—

(1)
Reclassified $443, $2,196 and $2,195 of interest on cash flow hedges to Interest Expense in the consolidated statement of operations for the years ended December 31, 2016, 2015 and 2014, respectively. Reclassified $16,560 realized gain on sale of available-for-sale securities to Gain on Investments in the consolidated statement of operations for the year ended December 31, 2015.

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
The changes in the components of AOCI for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Redeemable Common Units		Partners' Capital
	Unrealized Gains (Losses)
	Hedging Agreements	Available- for-Sale Securities	Hedging Agreements	Available- for-Sale Securities	Total
Beginning balance, January 1, 2014	$387	$333	$(4,518)	$9,442	$5,644
OCI before reclassifications	14	51	3,963	6,492	10,520
Amounts reclassified from AOCI (1)	—	—	(2,195)	—	(2,195)
Net year-to-date period OCI	14	51	1,768	6,492	8,325
Ending balance, December 31, 2014	401	384	(2,750)	15,934	13,969
OCI before reclassifications	33	10	4,078	232	4,353
Amounts reclassified from AOCI (1)	—	(394)	(2,196)	(16,166)	(18,756)
Net year-to-date period OCI/L	33	(384)	1,882	(15,934)	(14,403)
Ending balance, December 31, 2015	434	—	(868)	—	(434)
OCI before reclassifications	3	—	874		877
Amounts reclassified from AOCI (1)	(437)	—	(6)		(443)
Net year-to-date period OCI/L	(434)	—	868	—	434
Ending balance, December 31, 2016	$—	$—	$—	$—	$—

(1)
Reclassified $443, $2,196 and $2,195 of interest on cash flow hedges to Interest Expense in the consolidated statement of operations for the years ended December 31, 2016, 2015 and 2014, respectively. Reclassified $16,560 realized gain on sale of available-for-sale securities to Gain on Investments in the consolidated statement of operations for the year ended December 31, 2015.

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
NOTE 3. ACQUISITIONS
The Company includes the results of operations of real estate assets acquired in the consolidated statements of operations from the date of the related acquisition. The pro forma effect of these acquisitions was not material. The Company did not acquire any consolidated shopping center properties during the years ended December 31, 2014 and 2016. The following is a summary of the Company's acquisitions during the year ended December 31, 2015:

Purchase Date	Property	Property Type	Location	Ownership Percentage Acquired	Cash	Purchase Price
June 2015	Mayfaire Town Center and Community Center (1)	Mall	Wilmington, NC	100%	$191,988	$191,988

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
NOTE 4. DISPOSITIONS AND HELD FOR SALE
The Company evaluates its disposals utilizing the guidance in ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Based on its analysis, the Company determined that the dispositions described below do not meet the criteria for classification as discontinued operations and are not considered to be significant disposals based on its quantitative and qualitative evaluation. Thus, the results of operations of the shopping center Properties described below, as well as any related gain or impairment loss, are included in net income for all periods presented, as applicable.
2016 Dispositions
Net proceeds realized from the 2016 dispositions were used to reduce the outstanding balances on the Company's credit facilities. The following is a summary of the Company's 2016 dispositions by sale:

				Sales Price		Gain
Sales Date	Property	Property Type	Location	Gross	Net
December	Cobblestone Village at Palm Coast (1)	Community Center	Palm Coast, FL	$8,500	$8,106	$—
December	Randolph Mall, Regency Mall & Walnut Square (2)	Mall	Asheboro, NC Racine, WI Dalton, GA	32,250	31,453	—
September	Oak Branch Business Center (3)	Office Building	Greensboro, NC	2,400	2,148	—
July	The Lakes Mall / Fashion Square (4)	Mall	Muskegon, MI Saginaw, MI	66,500	65,514	273
May	Bonita Lakes Mall and Crossing (5)	Mall & Associated Center	Meridian, MS	27,910	27,614	208
April	The Crossings at Marshalls Creek	Community Center	Middle Smithfield, PA	23,650	21,791	3,239
March	River Ridge Mall (6)	Mall	Lynchburg, VA	33,500	32,905	—
				$194,710	$189,531	$3,720

(1)
The Company recorded a loss on impairment of $6,298 to write down the community center to its estimated fair value in the third quarter of 2016 based upon a signed contract with a third party buyer, adjusted to reflect estimated disposition costs. An additional loss on impairment of $150 was recognized in December 2016 for an adjustment to the sales price when the sale closed in December 2016.

(2)
The Company recorded a loss on impairment in the third quarter of 2016 of $43,294 when it wrote down the book values of the three malls to their estimated fair value based upon a signed contract with a third party buyer, adjusted to reflect estimated disposition costs. The Company reduced the loss on impairment in the fourth quarter of 2016 by $150 to reflect actual closing costs.

(3)
The Company recognized a loss on impairment of $122 in the third quarter of 2016 to adjust the book value of the Property to its estimated fair value based upon a signed contract with a third party buyer, adjusted to reflect estimated disposition costs. The loss on impairment was reduced by $22 in the fourth quarter of 2016 to reflect actual closing costs.

(4)
The Company recognized a loss on impairment of $32,096 in the second quarter of 2016 when it adjusted the book value of the malls to their estimated fair value based upon a signed contract with a third party buyer, adjusted to reflect estimated disposition costs. A non-recourse loan secured by Fashion Square with a principal balance of $38,150 was assumed by the buyer in conjunction with the sale. See Note 6.

(5)
The Company recognized a loss on impairment of $5,323 in the first quarter of 2016 when it adjusted the book value of the Properties to their estimated fair value based upon a signed contract with a third party buyer, adjusted to reflect disposition costs.

(6)
In the first quarter of 2016, the Company sold a 75% interest in River Ridge Mall and recorded a loss on impairment of $9,510 to adjust the book value of the mall to its estimated net sales price based upon a signed contract with a third party buyer, adjusted to reflect estimated disposition costs. An additional loss on impairment of $84 was recognized in December 2016 to reflect actual closing costs. The Company retained a 25% ownership interest in the mall, which is included in Investments in Unconsolidated Affiliates as of December 31, 2016 on the Company's consolidated balance sheet. See Note 5 for more information on this new joint venture.

See Note 15 for additional information related to the impairment losses described above.

The Company also realized a gain of $21,385 primarily related to the sale of 18 outparcels, $2,184 related to a parking deck project, $1,621 from a parcel project at The Outlet Shoppes at Atlanta and $657 in contingent consideration earned in 2016 related to the sale of EastGate Crossing noted below.
2016 Held for Sale
Two office buildings, One Oyster Point and Two Oyster Point, are classified as held for sale, and the $5,861 on the Company's consolidated balance sheets at December 31, 2016 represents the net investment in real estate assets at December 31, 2016, which approximates 0.1% of the Company's total assets as of December 31, 2016. There are no other material assets or liabilities associated with these office buildings. The office buildings were sold subsequent to December 31, 2016. See Note 15 and Note 19 for additional information on these Properties.
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

(1)
The Company recognized a loss on impairment of real estate of $397 in the fourth quarter of 2015 when it adjusted the book value of Mayfaire Community Center to its estimated fair value based upon a signed contract with a third party buyer, adjusted to reflect estimated disposition costs.

(2)	This Property was combined with Mayfaire Town Center in the Malls category for segment reporting purposes.

(3)
The Company recognized a loss on impairment of real estate of $1,914 in the fourth quarter of 2015 when it adjusted the book value of Chapel Hill Crossing to its estimated fair value based upon a signed contract with a third party buyer, adjusted to reflect estimated disposition costs.

(4)
In the fourth quarter of 2015, the Company earned $625 of contingent consideration related to the sale of EastGate Crossing and received $574 of net proceeds for the lease of a tenant space. The Company earned additional consideration in 2016 for the lease of one additional specified tenant space as noted above. Additionally, the buyer assumed the mortgage loan on the Property, which had a balance of $14,570 at the time of the sale.

(5)
The Company recognized a loss on impairment of real estate of $2,620 in the second quarter of 2015 when it adjusted the book value of the mall to its estimated fair value based upon a signed contract with a third party buyer, adjusted to reflect estimated disposition costs.

See Note 15 for additional information related to the impairment losses described above.
2014 Dispositions
Net proceeds from the 2014 dispositions were used to reduce the outstanding balances on the Company's credit facilities, unless otherwise noted.
The following is a summary of the Company's 2014 dispositions by sale:

				Sales Price		Gain
Sales Date	Property	Property Type	Location	Gross	Net
September	Pemberton Plaza (1)	Community Center	Vicksburg, MS	$1,975	$1,886	$—
June	Foothills Plaza Expansion	Associated Center	Maryville, TN	2,640	2,387	937
May	Lakeshore Mall (2)	Mall	Sebring, FL	14,000	13,613	—
				$18,615	$17,886	$937

(1)
The Company recognized a loss on impairment of real estate of $497 in the third quarter of 2014 when it adjusted the book value of Pemberton Plaza to its estimated fair value based upon a signed contract with a third party buyer, adjusted to reflect estimated disposition costs.

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

NOTE 5. UNCONSOLIDATED AFFILIATES AND COST METHOD INVESTMENT
Unconsolidated Affiliates
At December 31, 2016, the Company had investments in the following 17 entities, which are accounted for using the equity method of accounting:

Joint Venture	Property Name	Company's Interest
Ambassador Infrastructure, LLC	Ambassador Town Center - Infrastructure Improvements	65.0%
Ambassador Town Center JV, LLC	Ambassador Town Center	65.0%
CBL/T-C, LLC	CoolSprings Galleria, Oak Park Mall and West County Center	50.0%
CBL-TRS Joint Venture, LLC	Friendly Center and The Shops at Friendly Center	50.0%
El Paso Outlet Outparcels, LLC	The Outlet Shoppes at El Paso (vacant land)	50.0%
Fremaux Town Center JV, LLC	Fremaux Town Center - Phases I and II	65.0%
G&I VIII CBL Triangle LLC	Triangle Town Center and Triangle Town Commons	10.0%
Governor’s Square IB	Governor’s Square Plaza	50.0%
Governor’s Square Company	Governor’s Square	47.5%
JG Gulf Coast Town Center LLC	Gulf Coast Town Center - Phase III	50.0%
Kentucky Oaks Mall Company	Kentucky Oaks Mall	50.0%
Mall of South Carolina L.P.	Coastal Grand	50.0%
Mall of South Carolina Outparcel L.P.	Coastal Grand Crossing and vacant land	50.0%
Port Orange I, LLC	The Pavilion at Port Orange - Phase I	50.0%
River Ridge Mall JV, LLC	River Ridge Mall	25.0%
West Melbourne I, LLC	Hammock Landing - Phases I and II	50.0%
York Town Center, LP	York Town Center	50.0%
Although the Company had majority ownership of certain joint ventures during 2016, 2015 and 2014, it evaluated the investments and concluded that the other partners or owners in these joint ventures had substantive participating rights, such as approvals of:

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

Activity - Unconsolidated Affiliates
CBL-TRS Joint Venture, LLC
In December 2016, CBL-TRS Joint Venture, LLC, sold four office buildings, located in Greensboro, NC, for a gross sales price of $26,000 and net proceeds of approximately $25,406, of which $12,703 represents each partner's share. The unconsolidated affiliate recognized a gain on sale of real estate assets of $51, of which each partner's share was approximately $25. The Company's share of the gain is included in Equity in Earnings of Unconsolidated Affiliates in the consolidated statements of operations.
G&I VIII CBL Triangle LLC
In December 2016, G&I VIII CBL Triangle LLC, sold Triangle Town Place, an associated center located in Raleigh, NC, for a gross sales price of $30,250 and net proceeds of approximately $29,802. Net proceeds from the sale were used to retire the outstanding principal balance of the $29,342 loan secured by the Property. See Loan Repayments below for additional information on this loan. The unconsolidated affiliate recognized a gain on sale of real estate assets of $2,820, of which the Company's share was approximately $282 and the joint venture partner's share was $2,538. The Company's share of the gain is included in Equity in Earnings of Unconsolidated Affiliates in the consolidated statements of operations.
G&I VIII CBL Triangle LLC is a 10/90 joint venture, formed in the first quarter of 2016, between the Company and DRA Advisors, which acquired Triangle Town Center, Triangle Town Commons and Triangle Town Place from an existing 50/50 joint venture, Triangle Town Member LLC, between the Company and The R.E. Jacobs Group for $174,000, including the assumption of the $171,092 loan, of which each selling partner's share was $85,546 as of the closing date. Triangle Town Member LLC recognized a gain on sale of real estate assets of $80,979 in connection with the sale of its interests to G&I VIII CBL Triangle LLC. Concurrent with the formation of the new joint venture, the new entity closed on a modification and restructuring of the $171,092 loan, of which the Company's share is $17,109. See information on the new loan under Financings below. The Company also made an equity contribution of $3,060 to the joint venture at closing. The Company continues to lease and manage the remaining Properties.
High Pointe Commons
In the third quarter of 2016, High Pointe Commons, LP and High Pointe Commons II-HAP, LP, two 50/50 subsidiaries of the Company, and their joint venture partner closed on the sale of High Pointe Commons, a community center located in Harrisburg, PA, for a gross sales price of $33,800 and net proceeds of $14,962, of which $7,481 represents each partner's share. The existing mortgages secured by the property, which had an aggregate balance of $17,388 at the time of closing, were paid off in conjunction with the sale. See Loan Repayments below for additional information on these loans. The unconsolidated affiliate recognized a gain on sale of real estate assets of $16,649, of which each partner's share was approximately $8,324. Additionally, the unconsolidated affiliates recorded a loss on extinguishment of debt of $393, of which each partner's share was approximately $197. The Company's share of the gain and share of the loss on extinguishment of debt is included in Equity in Earnings of Unconsolidated Affiliates in the consolidated statements of operations.
CBL-TRS Joint Venture II, LLC
In the second quarter of 2016, CBL-TRS Joint Venture II, LLC, sold Renaissance Center, a community center located in Durham, NC, for a gross sales price of $129,200 and net proceeds of $80,324, of which $40,162 represents each partner's share. In conjunction with the sale, the buyer assumed the $16,000 loan secured by the Property's second phase. The loan secured by the first phase, which had a principal balance of $31,484 as of closing, was retired. See Loan Repayments below for additional information on this loan. The unconsolidated affiliate recognized a gain on sale of real estate assets of $59,977, of which each partner's share was approximately $29,989. The Company's share of the gain is included in Equity in Earnings of Unconsolidated Affiliates in the consolidated statements of operations.
JG Gulf Coast Town Center LLC - Phases I and II
In the second quarter of 2016, the foreclosure process was completed and the mortgage lender received title to the mall in satisfaction of the non-recourse mortgage loan secured by Phases I and II of Gulf Coast Town Center in Ft. Myers, FL. Gulf Coast Town Center generated insufficient cash flow to cover the debt service on the mortgage, which had a balance of $190,800 (of which the Company's 50% share was $95,400) and a contractual maturity date of July 2017. In the third quarter of 2015, the lender on the loan began receiving the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments. The joint venture recognized a gain on extinguishment of debt of $63,294 upon the disposition of Gulf Coast. The Company recognized a gain on the net investment in Gulf Coast of $29,267 upon the disposition of the Property, which is included in Equity in Earnings of Unconsolidated Affiliates in the consolidated statements of operations.

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
The Company has accounted for the formation of River Ridge as the sale of a partial interest and recorded a loss on impairment of $9,594 in 2016, which includes a reserve of $2,100 for future capital expenditures. See Note 4 and Note 15 for more information. The Company continues to manage and lease the mall. The Company has the right to require its 75% partner to purchase its 25% interest in River Ridge if the Company ceases to manage the Property at the partner's election.
Other
An unconsolidated affiliate recognized a gain on sale of real estate assets of $501 related to the sale of an outparcel, of which each partner's share was approximately $251. The Company's share of the gain is included in Equity in Earnings of Unconsolidated Affiliates in the consolidated statements of operations.
Condensed Combined Financial Statements - Unconsolidated Affiliates
Condensed combined financial statement information of the unconsolidated affiliates is as follows:

	December 31,
	2016	2015
ASSETS:
Investment in real estate assets	$2,137,666	$2,357,902
Accumulated depreciation	(564,612)	(677,448)
	1,573,054	1,680,454
Developments in progress	9,210	59,592
Net investment in real estate assets	1,582,264	1,740,046
Other assets	223,347	168,540
Total assets	$1,805,611	$1,908,586

LIABILITIES:
Mortgage and other indebtedness	$1,266,046	$1,546,272
Other liabilities	46,160	51,357
Total liabilities	1,312,206	1,597,629

OWNERS' EQUITY:
The Company	228,313	184,868
Other investors	265,092	126,089
Total owners' equity	493,405	310,957
Total liabilities and owners’ equity	$1,805,611	$1,908,586

	Year Ended December 31,
	2016	2015	2014
Total revenues	$250,361	$253,399	$250,248
Depreciation and amortization	(83,640)	(79,870)	(79,059)
Other operating expenses	(76,328)	(75,875)	(73,218)
Income from operations	90,393	97,654	97,971
Interest and other income	1,352	1,337	1,358
Interest expense	(55,227)	(75,485)	(74,754)
Gain on extinguishment of debt	62,901	—	—
Gain on sales of real estate assets	160,977	2,551	1,697
Net income	$260,396	$26,057	$26,272

Financings - Unconsolidated Affiliates
2016 Financings
The following table presents the loan activity of the Company's unconsolidated affiliates in 2016:

Date	Property	Stated Interest Rate		Maturity Date (1)		Amount Financed or Extended
December	The Shops at Friendly Center (2)	3.34%		April 2023		$60,000
June	Fremaux Town Center (3)	3.70%	(4)	June 2026		73,000
June	Ambassador Town Center (5)	3.22%	(6)	June 2023		47,660
February	The Pavilion at Port Orange (7)	LIBOR + 2.0%		February 2018	(8)	58,628
February	Hammock Landing - Phase I (7)	LIBOR + 2.0%		February 2018	(8)	43,347	(9)
February	Hammock Landing - Phase II (7)	LIBOR + 2.0%		February 2018	(8)	16,757
February	Triangle Town Center, Triangle Town Place, Triangle Town Commons (10)	4.00%	(11)	December 2018	(12)	171,092

(1)	Excludes any extension options.

(2)
CBL-TRS Joint Venture, LLC closed on a non-recourse loan, secured by The Shops at Friendly Center in Greensboro, NC. The new loan has a maturity date with a term of six years to coincide with the maturity date of the existing loan secured by Friendly Center. A portion of the net proceeds were used to retire a $37,640 fixed-rate loan that bore interest at 5.90% and was due to mature in January 2017.

(3)	Net proceeds from the non-recourse loan were used to retire the existing construction loans, secured by Phase I and Phase II of Fremaux Town Center, with an aggregate balance of $71,125.

(4)
The joint venture had an interest rate swap on a notional amount of $73,000, amortizing to $52,130 over the term of the swap, related to Fremaux Town Center to effectively fix the interest rate on the variable-rate loan. In October 2016, the joint venture made an election under the loan agreement to convert the loan from a variable-rate to a fixed-rate loan which bears interest at 3.70%.

(5)	The non-recourse loan was used to retire an existing construction loan with a principal balance of $41,885 and excess proceeds were utilized to fund remaining construction costs.

(6)
The joint venture has an interest rate swap on a notional amount of $47,660, amortizing to $38,866 over the term of the swap, related to Ambassador Town Center to effectively fix the interest rate on the variable-rate loan. Therefore, this amount is currently reflected as having a fixed rate.

(7)	The guaranty was reduced from 25% to 20% in conjunction with the refinancing. See Note 14 for more information.

(8)	The loan was modified and extended to February 2018 with a one-year extension option, at the joint venture's election, to February 2019.

(9)	The capacity was increased from $39,475 to fund an expansion.

(10)	The loan was amended and modified in conjunction with the sale of the Properties to a newly formed joint venture as described above.

(11)	The interest rate was reduced from 5.74% to 4.00% interest-only payments through the initial maturity date.

(12)
The loan was extended to December 2018 with two one-year extension options to December 2020. Under the terms of the loan agreement, the joint venture must pay the lender $5,000 to reduce the principal balance of the loan and an extension fee of 0.50% of the remaining outstanding loan balance if it exercises the first extension. If the joint venture elects to exercise the second extension, it must pay the lender $8,000 to reduce the principal balance of the loan and an extension fee of 0.75% of the remaining outstanding principal loan balance. Additionally, the interest rate would increase to 5.74% during the extension period.

2015 Financings
The following table presents the loan activity of the Company's unconsolidated affiliates in 2015:

Date	Property	Stated Interest Rate	Maturity Date (1)		Amount Financed or Extended
December	Hammock Landing - Phase I (2)	LIBOR + 2.0%	February 2016	(3)	$39,475
December	Hammock Landing - Phase II (2)	LIBOR + 2.0%	February 2016	(3)	16,757
December	The Pavilion at Port Orange (2)	LIBOR + 2.0%	February 2016	(3)	58,820
October	Oak Park Mall (4)	3.97%	October 2025		276,000
July	Gulf Coast Town Center - Phase III (5)	LIBOR + 2.0%	July 2017		5,352

(1)	Excludes any extension options.

(2)	The loan was amended and modified to extend its initial maturity date and interest rate.

(3)	In the first quarter of 2016, the loan was extended and modified as noted above.

(4)
CBL/T-C closed on a non-recourse loan, secured by Oak Park Mall in Overland Park, KS. Net proceeds were used to retire the outstanding borrowings of $275,700 under the previous loan which bore interest at 5.85% and had a December 2015 maturity date.

(5)	The loan was amended and modified to extend its maturity date. As part of the refinancing agreement, the loan is no longer guaranteed by the Operating Partnership.

All of the debt on the Properties owned by the unconsolidated affiliates listed above is non-recourse, except for Ambassador Infrastructure, Hammock Landing and The Pavilion at Port Orange. See Note 14 for a description of guarantees the Operating Partnership has issued related to certain unconsolidated affiliates.
2016 Loan Repayments
The Company's unconsolidated affiliates retired the following loans, secured by the related unconsolidated Properties, in 2016:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid
December	The Shops at Friendly Center (1)	5.90%	January 2017	$37,640
December	Triangle Town Place (2)	4.00%	December 2018	29,342
September	Governor's Square Mall (3)	8.23%	September 2016	14,089
September	High Pointe Commons - Phase I (4)	5.74%	May 2017	12,401
September	High Pointe Commons - PetCo (4)	3.20%	July 2017	19
September	High Pointe Commons - Phase II (4)	6.10%	July 2017	4,968
July	Kentucky Oaks Mall (5)	5.27%	January 2017	19,912
April	Renaissance Center - Phase I	5.61%	July 2016	31,484

(1)	The loan secured by the Property was retired using a portion of the net proceeds from a $60,000 fixed-rate loan. See above for more information.

(2)
Upon the sale of Triangle Town Place, a portion of the net proceeds was used to pay down the balance of a loan for the portion secured by Triangle Town Place. After the debt reduction associated with the sale of Triangle Town Center, the principal balance of the loan secured by Triangle Town Center and Triangle Town Commons as of December 31, 2016 is $141,126, of which the Company's share is $14,113.

(3)	The Company's share of the loan was $6,692.

(4)	The loan secured by the Property was paid off using proceeds from the sale of the Property in September 2016. See above for more information. The Company's share of the loan was 50%.

(5)	The Company's share of the loan was $9,956.

The Company's unconsolidated affiliates retired the following construction loans, secured by the related unconsolidated Properties, in 2016:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid
June	Fremaux Town Center - Phase I (1)	2.44%	August 2016	$40,530
June	Fremaux Town Center - Phase II (1)	2.44%	August 2016	30,595
June	Ambassador Town Center (2)	2.24%	December 2017	41,885

(1)	The construction loan was retired using a portion of the net proceeds from a $73,000 fixed-rate non-recourse mortgage loan. See Financings above for more information.

(2)
The construction loan was retired using a portion of the net proceeds from a $47,660 fixed-rate non-recourse mortgage loan. Excess proceeds were utilized to fund remaining construction costs. See Financings above for more information.

Cost Method Investment
The Company owned a 6.2% noncontrolling interest in Jinsheng, an established mall operating and real estate development company located in Nanjing, China, which owned controlling interests in home furnishing shopping malls. In November 2016, the Company received $15,538 from Jinsheng for the redemption of its interest that had a carrying value of $5,325 and recorded a gain on investment of $10,136. The Company had previously recorded an other-than-temporary impairment of $5,306 related to this investment in 2009 upon the decline of China's real estate market. The Company accounted for its noncontrolling interest in Jinsheng using the cost method because the Company did not exercise significant influence over Jinsheng and there was no readily determinable market value of Jinsheng’s shares since they are not publicly traded. The noncontrolling interest was reflected as Investments in Unconsolidated Affiliates in the consolidated balance sheets as of December 31, 2015.

NOTE 6. MORTGAGE AND OTHER INDEBTEDNESS, NET
Debt of the Company
CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that it has a direct or indirect ownership interest in, is the borrower on all of the Company's debt.
CBL is a limited guarantor of the Notes, issued by the Operating Partnership in November 2013, October 2014 and December 2016, respectively, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. The Company also provides a similar limited guarantee of the Operating Partnership's obligations with respect to its unsecured credit facilities and three unsecured term loans as of December 31, 2016.
Debt of the Operating Partnership
Mortgage and other indebtedness consisted of the following:

	December 31, 2016		December 31, 2015
	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating Properties (2)	$2,453,628	5.55%	$2,736,538	5.68%
Senior unsecured notes due 2023 (3)	446,552	5.25%	446,151	5.25%
Senior unsecured notes due 2024 (4)	299,939	4.60%	299,933	4.60%
Senior unsecured notes due 2026 (5)	394,260	5.95%	—	—%
Other	—	—%	2,686	3.50%
Total fixed-rate debt	3,594,379	5.48%	3,485,308	5.53%
Variable-rate debt:
Non-recourse term loans on operating Properties	19,055	3.13%	16,840	2.49%
Recourse term loans on operating Properties	24,428	3.29%	25,635	2.97%
Construction loan (6)	39,263	3.12%	—	—%
Unsecured lines of credit (7)	6,024	1.82%	398,904	1.54%
Unsecured term loans (8)	800,000	2.04%	800,000	1.82%
Total variable-rate debt	888,770	2.15%	1,241,379	1.76%
Total fixed-rate and variable-rate debt	4,483,149	4.82%	4,726,687	4.54%
Unamortized deferred financing costs	(17,855)		(16,059)
Total mortgage and other indebtedness, net	$4,465,294		$4,710,628

(1)	Weighted-average interest rate includes the effect of debt premiums and discounts, but excludes amortization of deferred financing costs.

(2)
The Operating Partnership had four interest rate swaps on notional amounts totaling $101,151 as of December 31, 2015 related to four variable-rate loans on operating Properties to effectively fix the interest rates on the respective loans.  Therefore, these amounts were reflected in fixed-rate debt at December 31, 2015. The swaps matured April 1, 2016.

(3)	The balance is net of an unamortized discount of $3,448 and $3,849, as of December 31, 2016 and 2015, respectively.

(4)	The balance is net of an unamortized discount of $61 and $67, as of December 31, 2016 and 2015, respectively.

(5)	In December 2016, the Operating Partnership issued $400,000 of senior unsecured notes in a public offering. The balance is net of an unamortized discount of $5,740 as of December 31, 2016.

(6)	In the second quarter of 2016, a consolidated joint venture closed on a construction loan for the development of The Outlet Shoppes at Laredo. See below for more information.

(7)	The Company extended and modified its three unsecured credit facilities in October 2015. See below for additional information.

(8)	The Company closed on a new $350,000 unsecured term loan in October 2015. See below for further information.
Non-recourse and recourse term loans include loans that are secured by Properties owned by the Company that have a net carrying value of $2,655,928 at December 31, 2016.

Senior Unsecured Notes

Description	Issued (1)	Amount	Interest Rate (2)	Maturity Date (3)
2026 Notes	December 2016	$400,000	5.95%	December 2026
2024 Notes	October 2014	300,000	4.60%	October 2024
2023 Notes	November 2013	450,000	5.25%	December 2023

(1)	Issued by the Operating Partnership. CBL is a limited guarantor of the Operating Partnership's obligations under the Notes as described above.

(2)
Interest is payable semiannually in arrears. Interest was payable for the 2026 Notes, the 2024 Notes and the 2023 Notes beginning June 15, 2017; April 15, 2015; and June 1, 2014, respectively. The interest rate for the 2024 Note and the 2023 Notes is subject to an increase ranging from 0.25% to 1.00% from time to time if, on or after January 1, 2016 and prior to January 1, 2020, the ratio of secured debt to total assets of the Company, as defined, is greater than 40% but less than 45% for the 2023 and 2024 Notes. The required ratio of secured debt to total assets for the 2026 Notes is 40% or less. As of December 31, 2016, this ratio was 30% as shown below.

(3)
The Notes are redeemable at the Operating Partnership's election, in whole or in part from time to time, on not less than 30 days and not more than 60 days notice to the holders of the Notes to be redeemed. The 2026 Notes, the 2024 Notes and the 2023 Notes may be redeemed prior to September 15, 2026; July 15, 2024; and September 1, 2023, respectively, for cash at a redemption price equal to the aggregate principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date and a make-whole premium calculated in accordance with the indenture. On or after the redemption date, the Notes are redeemable for cash at a redemption price equal to the aggregate principal amount of the Notes to be redeemed plus accrued and unpaid interest. If redeemed prior to the respective dates noted above, each issuance of Notes is redeemable at the treasury rate plus 0.50%, 0.35% and 0.40% for the 2026 Notes, the 2024 Notes and the 2023 Notes, respectively.

After deducting underwriting and other offering expenses of $3,671 and a discount of $5,740, the net proceeds from the sale of the 2026 Notes were $390,589. The Operating Partnership used the net proceeds from the issuance of the 2026 Notes to reduce the outstanding balances on its unsecured credit facilities and for general business purposes.
Unsecured Lines of Credit
The Company has three unsecured credit facilities that are used for retirement of secured loans, repayment of term loans, working capital, construction and acquisition purposes, and issuances of letters of credit. In the fourth quarter of 2015, the Company closed on the extension and modification of its three unsecured credit facilities. The $1,100,000 of total capacity consists of two $500,000 credit facilities and a $100,000 credit facility.
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
As of December 31, 2016, the Company's interest rate, based on its credit ratings of Baa3 from Moody's and BBB- from S&P and Fitch, is LIBOR plus 120 basis points. As of December 31, 2016, the annual facility fee was 0.25%. The three unsecured lines of credit had a weighted-average interest rate of 1.82% at December 31, 2016.
The following summarizes certain information about the Company's unsecured lines of credit as of December 31, 2016:

	Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date
Wells Fargo - Facility A	$500,000	$—	(1)	October 2019	October 2020	(2)
First Tennessee	100,000	1,400	(3)	October 2019	October 2020	(4)
Wells Fargo - Facility B	500,000	4,624	(5)	October 2020
	$1,100,000	$6,024

(1)	There was $150 outstanding on this facility as of December 31, 2016 for letters of credit. Up to $30,000 of the capacity on this facility can be used for letters of credit.

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

(5)	There was an additional $123 outstanding on this facility as of December 31, 2016 for letters of credit. Up to $30,000 of the capacity on this facility can be used for letters of credit.

Unsecured Term Loans
In October 2015, the Company closed on a $350,000 unsecured term loan. Net proceeds from the term loan were used to reduce outstanding balances on the Company's credit facilities. The term loan bears interest at LIBOR plus a spread of 90 to 175 basis points based on the Company's credit ratings. Based on the Company's current credit ratings, the term loan bears interest at LIBOR plus 135 basis points. The loan matures in October 2017 and has two one-year extension options for an outside maturity date of October 2019. At December 31, 2016, the outstanding borrowings of $350,000 had an interest rate of 1.94%.
The Company has a $400,000 unsecured term loan, that bears interest at a variable-rate of LIBOR plus 150 basis points, based on the Company's current credit ratings, and has a maturity date of July 2018. At December 31, 2016, the outstanding borrowings of $400,000 had an interest rate of 2.12%.
The Company also has a $50,000 unsecured term loan that matures in February 2018. In the first quarter of 2015, the Company modified the terms of the term loan to reduce the variable interest rate from LIBOR plus 190 basis points to LIBOR plus 155 basis points. At December 31, 2016, the outstanding borrowings of $50,000 had a weighted-average interest rate of 2.17%.
Other
In the first quarter of 2016, a consolidated joint venture of the Management Company retired a term loan with a principal balance of $2,625 that bore interest at a fixed rate of 3.5% and was scheduled to mature in May 2017. Additionally, the subsidiary of the Management Company also retired a $3,500 revolving line of credit obtained that bore interest at a variable rate of LIBOR plus 249 basis points and was scheduled to mature in June 2017. At the time of retirement, the revolver had no amount outstanding.
Fixed-Rate Debt
As of December 31, 2016, fixed-rate loans on operating Properties bear interest at stated rates ranging from 4.00% to 8.00%. Outstanding borrowings under fixed-rate loans include net unamortized debt premiums of $2,119 that were recorded when the Company assumed debt to acquire real estate assets that was at a net above-market interest rate compared to similar debt instruments at the date of acquisition. Fixed-rate loans on operating Properties generally provide for monthly payments of principal and/or interest and mature at various dates through June 2026, with a weighted-average maturity of 3.7 years.
Financings
The following table presents the fixed-rate loans, secured by the related consolidated Properties, that were entered into in 2016 and 2015:

Date	Property	Stated Interest Rate	Maturity Date (1)		Amount Financed or Extended
2016:
December	Cary Towne Center (2)	4.00%	March 2019	(3)	$46,716
December	Greenbrier Mall (4)	5.00%	December 2019	(5)	70,801
June	Hamilton Place (6)	4.36%	June 2026		107,000
April	Hickory Point Mall (7)	5.85%	December 2018	(8)	27,446

2015:
September	The Outlet Shoppes at Gettysburg (9)	4.80%	October 2025		$38,450

(1)	Excludes any extension options.

(2)
The loan was restructured to extend the maturity date and reduce the interest rate from 8.5% to 4.0% interest-only payments. The Company plans to utilize excess cash flows from the mall to fund a proposed redevelopment. The original maturity date is contingent on the Company's redevelopment plans.

(3)	The loan has one two-year extension option, which is at the Company's option and contingent on the Company having met specified redevelopment criteria, for an outside maturity date of March 2021.

(4)
The loan was restructured, with an effective date of November 2016, to extend the maturity date and reduce the interest rate from 5.91% to 5.00% interest-only payments through December 2017. The interest rate will increase to 5.4075% on January 1, 2018 and thereafter require monthly principal payments of $225 and $300 in 2018 and 2019, respectively, in addition to interest.

(5)
The loan has a one-year extension option, at the Company's election, which is contingent on the mall meeting specified debt service and operational metrics. If the loan is extended, monthly principal payments of $325 will be required in 2020 in addition to interest.

(6)
Proceeds from the non-recourse loan were used to retire an existing $98,181 loan with an interest rate of 5.86% that was scheduled to mature in August 2016. The Company's share of excess proceeds was used to reduce outstanding balances on its credit facilities.

(7)	The loan was modified to extend the maturity date. The interest rate remains at 5.85% but the loan is now interest-only.

(8)	The loan has a one-year extension option at the Company's election for an outside maturity date of December 2019.

(9)	Proceeds from the non-recourse loan were used to retire a $38,112 fixed-rate loan that was due to mature in February 2016.

Loan Repayments
The Company repaid the following fixed-rate loans, secured by the related consolidated Properties, in 2016 and 2015:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
2016:
October	Southaven Towne Center	5.50%	January 2017	$38,314
August	Dakota Square Mall	6.23%	November 2016	55,103
June	Hamilton Place (2)	5.86%	August 2016	98,181
April	CoolSprings Crossing	4.54%	April 2016	11,313
April	Gunbarrel Pointe	4.64%	April 2016	10,083
April	Stroud Mall	4.59%	April 2016	30,276
April	York Galleria	4.55%	April 2016	48,337

2015:
September	The Outlet Shoppes at Gettysburg (3)	5.87%	February 2016	$38,112
September	Eastland Mall	5.85%	December 2015	59,400
July	Brookfield Square	5.08%	November 2015	86,621
July	CherryVale Mall	5.00%	October 2015	77,198
July	East Towne Mall	5.00%	November 2015	65,856
July	West Towne Mall	5.00%	November 2015	93,021
May	Imperial Valley Mall	4.99%	September 2015	49,486

(1)	The Company retired the loans with borrowings from its credit facilities unless otherwise noted.

(2)	The joint venture retired the loan with proceeds from a $107,000 fixed-rate non-recourse loan. See above for more information.

(3)	The joint venture retired the loan with proceeds from a $38,450 fixed-rate non-recourse loan.
Additionally, the $38,150 loan secured by Fashion Square was assumed by the buyer in conjunction with the sale of the mall in July 2016. The fixed-rate loan bore interest at 4.95% and had a maturity date of June 2022.
Subsequent to December 31, 2016, the Company retired several fixed-rate operating Property loans. See Note 19 for more information.
Other

The fixed-rate non-recourse loans secured by Chesterfield Mall, Midland Mall and Wausau Center are in default and in receivership at December 31, 2016. The malls generate insufficient income levels to cover the debt service on the mortgages, which had an aggregate balance of $189,642 at December 31, 2016. Subsequent to December 31, 2016, the foreclosure process was complete and Midland Mall was conveyed to the lender in satisfaction of the non-recourse debt secured by the mall. See Note 19 for additional information. The Company anticipates foreclosure proceedings will be complete in early 2017 on the remaining malls.
Variable-Rate Debt
Term loans for the Company’s operating Properties bear interest at variable interest rates indexed to the LIBOR rate. At December 31, 2016, interest rates on such variable-rate loans varied from 2.57% to 5.03%. These loans mature at various dates from June 2017 to July 2020, with a weighted-average maturity of 1.9 years, and have extension options of up to two years.
Financing
The following table presents the variable-rate loan, secured by the related consolidated Property, that was entered into in 2016:

Date	Property	Stated Interest Rate	Maturity Date		Amount Extended
June	Statesboro Crossing (1)	LIBOR + 1.80%	June 2017	(2)	$11,035

(1)	The loan was modified to extend the maturity date.

(2)	The loan has a one-year extension option at the joint venture's election for an outside maturity date of June 2018.

Construction Loans
Financings
The following table presents the construction loans, secured by the related consolidated Properties, that were entered into in 2016 and 2015:

Date	Property	Stated Interest Rate		Maturity Date		Amount Financed
2016:
May	The Outlet Shoppes at Laredo (1)	LIBOR + 2.5%	(2)	May 2019	(3)	$91,300

2015:
July	The Outlet Shoppes of the Bluegrass - Phase II (4)	LIBOR + 2.50%		July 2020		$11,320
May	The Outlet Shoppes at Atlanta - Phase II (5)	LIBOR + 2.50%		December 2019		6,200

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

(4)
The Operating Partnership has guaranteed 100% of the loan of this 65/35 joint venture. Although construction is complete, certain debt and operational metrics must be met before the guaranty terminates. The interest rate will be reduced to a spread of LIBOR plus 2.35% once certain debt service and operational metrics are met.

(5)
The Operating Partnership has guaranteed 100% of the loan of this 75/25 joint venture. Although construction is complete, certain debt and operational metrics must be met before the guaranty terminates. The interest rate will be reduced to a spread of LIBOR plus 2.35% once certain debt service and operational metrics are met.

Loan Repayment
The Company repaid the following construction loan, secured by the related consolidated Property, in 2016:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid
December	The Outlet Shoppes at Atlanta - Parcel Development (1)	3.02%	December 2019	$2,124

(1)	In conjunction with its sale in December 2016, a portion of the net proceeds was used to retire the loan secured by the Property.
Financial Covenants and Restrictions
The agreements for the unsecured lines of credit, the Notes and unsecured term loans contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum unencumbered asset and interest ratios, maximum secured indebtedness ratios, maximum total indebtedness ratios and limitations on cash flow distributions.  The Company believes that it was in compliance with all financial covenants and restrictions at December 31, 2016.
Unsecured Lines of Credit and Unsecured Term Loans
The following presents the Company's compliance with key covenant ratios, as defined, of the credit facilities and term loans as of December 31, 2016:

Ratio	Required	Actual
Debt to total asset value	< 60%	48%
Unencumbered asset value to unsecured indebtedness	> 1.60x	2.4x
Unencumbered NOI to unsecured interest expense	> 1.75x	5.2x
EBITDA to fixed charges (debt service)	> 1.50x	2.5x

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
Senior Unsecured Notes
The following presents the Company's compliance with key covenant ratios, as defined, of the Notes as of December 31, 2016:

Ratio	Required	Actual
Total debt to total assets	< 60%	53%
Secured debt to total assets	<45% (1)	30%
Total unencumbered assets to unsecured debt	>150%	221%
Consolidated income available for debt service to annual debt service charge	> 1.50x	3.0x

(1)
On January 1, 2020 and thereafter, secured debt to total assets must be less than 40% for the 2023 Notes and the 2024 Notes. The required ratio of secured debt to total assets for the 2026 Notes is 40% or less.

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
Scheduled Principal Payments
As of December 31, 2016, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, including construction loans and lines of credit, are as follows:

2017	$757,314
2018	711,645
2019	275,477
2020	213,608
2021	455,026
Thereafter (1)	1,887,567
4,300,637
Net unamortized discounts	(7,130)
Unamortized deferred financing costs	(17,855)
Principal balance of loans secured by Lender Malls in foreclosure (2)	189,642
Total mortgage and other indebtedness, net	$4,465,294

(1)	Excludes the $17,689 loan balance secured by Wausau Center, which is in foreclosure.

(2)
Represents principal balances of three non-recourse loans secured by Midland Mall, Chesterfield Mall and Wausau Center, which are in default and receivership at December 31, 2016. The loans secured by Midland Mall and Chesterfield Mall had 2016 maturity dates. Subsequent to December 31, 2016, the foreclosure process on Midland Mall was complete. See Note 19 for additional information.

Of the $757,314 of scheduled principal payments in 2017, $361,794 relates to the maturing principal balances of eight operating Property loans, $350,000 represents the principal balance of an unsecured term loan and $45,520 relates to scheduled principal amortization. Of the 2017 maturities, an operating Property loan with a principal balance of $10,962 has a one-year extension option and the $350,000 unsecured term loan has two one-year extension options, which are at the Company's option, leaving approximately $350,832 of loan maturities in 2017 that must be retired or refinanced. The Company plans to refinance the $62,355 loan secured by The Outlet Shoppes at El Paso and is evaluating whether to retire or refinance the remaining loans. Subsequent to December 31, 2016, the Company retired several operating Property loans. See Note 19 for details.
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
The Company's outstanding interest rate derivatives, that were designated as cash flow hedges of interest rate risk, matured on April 1, 2016.  The following tables provide further information relating to the Company’s interest rate derivatives that were designated as cash flow hedges of interest rate risk in 2016 and 2015:

Instrument Type	Location in Consolidated Balance Sheet	Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 12/31/15	Maturity Date
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 48,337 (amortizing to $48,337)	1-month LIBOR	2.149%	$(208)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 30,276 (amortizing to $30,276)	1-month LIBOR	2.187%	(133)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 11,313 (amortizing to $11,313)	1-month LIBOR	2.142%	(48)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$ 10,083 (amortizing to $10,083)	1-month LIBOR	2.236%	(45)	April 2016
					$(434)

Hedging Instrument	Gain Recognized in OCI/L (Effective Portion)			Location of Losses Reclassified from AOCI/L into Earnings (Effective Portion)	Loss Recognized in Earnings (Effective Portion)			Location of Gains Recognized in Earnings (Ineffective Portion)	Gain Recognized in Earnings (Ineffective Portion)
	2016	2015	2014		2016	2015	2014		2016	2015	2014
Interest rate contracts	$434	$1,915	$1,782	Interest Expense	$(443)	$(2,196)	$(2,195)	Interest Expense	$—	$—	$—

See Notes 2 and 15 for additional information regarding the Company’s interest rate hedging instruments.

NOTE 7. SHAREHOLDERS’ EQUITY AND PARTNERS' CAPITAL
Common Stock and Common Units
The Company's authorized common stock consists of 350,000,000 shares at $0.01 par value per share. The Company had 170,792,645 and 170,490,948 shares of common stock issued and outstanding as of December 31, 2016 and 2015, respectively.
Partners in the Operating Partnership hold their ownership through common and special common units of limited partnership interest, hereinafter referred to as "common units." A common unit and a share of CBL's common stock have essentially the same economic characteristics, as they effectively participate equally in the net income and distributions of the Operating Partnership. For each share of common stock issued by CBL, the Operating Partnership has issued a corresponding number of common units to CBL in exchange for the proceeds from the stock issuance. The Operating Partnership had 199,085,032 and 199,748,131 common units outstanding as of December 31, 2016 and 2015, respectively.
Each limited partner in the Operating Partnership has the right to exchange all or a portion of its common units for shares of CBL's common stock, or at CBL's election, their cash equivalent. When an exchange for common stock occurs, CBL assumes the limited partner's common units in the Operating Partnership. The number of shares of common stock received by a limited partner of the Operating Partnership upon exercise of its exchange rights will be equal, on a one-for-one basis, to the number of common units exchanged by the limited partner. If CBL elects to pay cash, the amount of cash paid by the Operating Partnership to redeem the limited partner's common units will be based on the five-day trailing average of the trading price, at the time of exchange, of the shares of common stock that would otherwise have been received by the limited partner in the exchange. Neither the common units nor the shares of common stock of CBL are subject to any right of mandatory redemption.
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
Since inception, the Company has sold $211,493 shares of common stock through the ATM program, at a weighted-average sales price of $25.12, generating net proceeds of $209,596, which were used to reduce the balances on the Company's credit facilities. Since the commencement of the ATM program, the Company has issued 8,419,298 shares of common stock and approximately $88,507 remains available that may be sold under this program as of December 31, 2016. The Company did not sell any shares under the ATM program during 2016 or 2015. Actual future sales under this program, if any, will depend on a variety of factors including but not limited to market conditions, the trading price of CBL's common stock and the Company's capital needs. The Company has no obligation to sell the remaining shares available under the ATM program.
Common Stock Repurchase Program
In the third quarter of 2015, CBL's Board of Directors authorized a common stock repurchase program, which expired on August 31, 2016. Under the program, the Company could purchase up to $200,000 of CBL's common stock from time to time, in the open market, in privately negotiated transactions or otherwise, depending on market prices and other conditions. The Company was not obligated to repurchase any shares of stock under the program. No shares were repurchased under the program prior to its expiration.
Common Unit Activity
During 2016, the Operating Partnership elected to pay cash of $11,754 to four holders of 964,796 common units in the Operating Partnership upon the exercise of their conversion rights.
During 2015, no holders of common units exercised their conversion rights.
During 2014, the Operating Partnership elected to pay $4,861 in cash to four holders of 272,952 common units of limited partnership interest in the Operating Partnership upon the exercise of their conversion rights.

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
The Company has 6,900,000 depositary shares, each representing 1/10th of a share of CBL's 6.625% Series E Preferred Stock with a par value of $0.01 per share, outstanding as of December 31, 2016 and 2015. The Series E Preferred Stock has a liquidation preference of $250.00 per share ($25.00 per depositary share). The dividends on the Series E Preferred Stock are cumulative, accrue from the date of issuance and are payable quarterly in arrears at a rate of $16.5625 per share ($1.65625 per depositary share) per annum. The Company may not redeem the Series E Preferred Stock before October 12, 2017, except in limited circumstances to preserve CBL's REIT status or in connection with a change of control. On or after October 12, 2017, the Company may, at its option, redeem the Series E Preferred Stock in whole at any time or in part from time to time by paying $25.00 per depositary share, plus any accrued and unpaid dividends up to, but not including, the date of redemption. The Series E Preferred Stock generally has no stated maturity and will not be subject to any sinking fund or mandatory redemption. The Series E Preferred Stock is not convertible into any of the Company's securities, except under certain circumstances in connection with a change of control. Owners of the depositary shares representing Series E Preferred Stock generally have no voting rights except under dividend default.
The Company has 18,150,000 depositary shares, each representing 1/10th of a share of CBL's 7.375% Series D Preferred Stock with a par value of $0.01 per share, outstanding as of December 31, 2016 and 2015. The Series D Preferred Stock has a liquidation preference of $250.00 per share ($25.00 per depositary share). The dividends on the Series D Preferred Stock are cumulative, accrue from the date of issuance and are payable quarterly in arrears at a rate of $18.4375 per share ($1.84375 per depositary share) per annum. The Series D Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and is not convertible into any other securities of the Company. The Company may redeem shares, in whole or in part, at any time for a cash redemption price of $250.00 per share ($25.00 per depositary share) plus accrued and unpaid dividends.
Dividends - CBL
CBL paid first, second and third quarter 2016 cash dividends on its common stock of $0.265 per share on April 15th, July 15th and October 14th 2016, respectively.  On November 3, 2016, CBL's Board of Directors declared a fourth quarter cash dividend of $0.265 per share that was paid on January 16, 2017, to shareholders of record as of December 30, 2016. The dividend declared in the fourth quarter of 2016, totaling $45,259, is included in accounts payable and accrued liabilities at December 31, 2016.  The total dividend included in accounts payable and accrued liabilities at December 31, 2015 was $45,179.
The allocations of dividends declared and paid for income tax purposes are as follows:

	Year Ended December 31,
	2016		2015	2014
Dividends declared:
Common stock	$0.88	(1)	$1.06	$1.00
Series D preferred stock	$18.44		$18.44	$18.44
Series E preferred stock	$16.56		$16.56	$16.56

Allocations:
Common stock
Ordinary income	100.00%		100.00%	100.00%
Capital gains 25% rate	—%		—%	—%
Return of capital	—%		—%	—%
Total	100.00%		100.00%	100.00%

Preferred stock (2)
Ordinary income	100.00%		100.00%	100.00%
Capital gains 25% rate	—%		—%	—%
Total	100.00%		100.00%	100.00%

(1)	Of the $0.265 per share dividend declared on November 3, 2016 and paid January 16, 2017, $0.081 is taxable in 2016 and $0.184 per share will be reported and is taxable in 2017.

(2)	The allocations for income tax purposes are the same for each series of preferred stock for each period presented.

Distributions - The Operating Partnership
The Operating Partnership paid first, second and third quarter 2016 cash distributions on its redeemable common units and common units of $0.7322 and $0.2692 per share, respectively, on April 15th, July 15th and October 14th 2016, respectively.  On November 3, 2016, the Operating Partnership declared a fourth quarter cash distribution on its redeemable common units and common units of $0.7322 and $0.2692 per share, respectively, that was paid on January 16, 2017. The distribution declared in the fourth quarter of 2016, totaling $9,054, is included in accounts payable and accrued liabilities at December 31, 2016.  The total dividend included in accounts payable and accrued liabilities at December 31, 2015 was $9,310.
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
Series S Special Common Units
Redeemable noncontrolling interest includes a noncontrolling partnership interest in the Operating Partnership for which the partnership agreement includes redemption provisions that may require the Operating Partnership to redeem the partnership interest for real property.  In July 2004, the Operating Partnership issued 1,560,940 Series S special common units (“S-SCUs”), all of which are outstanding as of December 31, 2016, in connection with the acquisition of Monroeville Mall. Under the terms of the Operating Partnership’s limited partnership agreement, the holder of the S-SCUs has the right to exchange all or a portion of its partnership interest for shares of the Company’s common stock or, at the Company’s election, their cash equivalent. The holder has the additional right to, at any time after the seventh anniversary of the issuance of the S-SCUs, require the Operating Partnership to acquire a qualifying property and distribute it to the holder in exchange for the S-SCUs. Generally, the acquisition price of the qualifying property cannot be more than the lesser of the consideration that would be received in a normal exchange, as discussed above, or $20,000, subject to certain limited exceptions.  Should the consideration that would be received in a normal exchange exceed the maximum property acquisition price as described in the preceding sentence, the excess portion of its partnership interest could be exchanged for shares of the Company’s stock or, at the Company’s election, their cash equivalent.  The S-SCUs received a minimum distribution of $2.53825 per unit per year for the first five years, and receive a minimum distribution of $2.92875 per unit per year thereafter.
Series L Special Common Units
In June 2005, the Operating Partnership issued 571,700 L-SCUs, all of which are outstanding as of December 31, 2016, in connection with the acquisition of Laurel Park Place. The L-SCUs receive a minimum distribution of $0.7572 per unit per quarter ($3.0288 per unit per year). Upon the earlier to occur of June 1, 2020, or when the distribution on the common units exceeds $0.7572 per unit for four consecutive calendar quarters, the L-SCUs will thereafter receive a distribution equal to the amount paid on the common units. In December 2012, the Operating Partnership issued 622,278 common units valued at $14,000 to acquire the remaining 30% noncontrolling interest in Laurel Park Place.
Series K Special Common Units
In November 2005, the Operating Partnership issued 1,144,924 K-SCUs, all of which are outstanding as of December 31, 2016, in connection with the acquisition of Oak Park Mall, Eastland Mall and Hickory Point Mall. The K-SCUs received a dividend at a rate of 6.0%, or $2.85 per K-SCU, for the first year following the close of the transaction and receive a dividend at a rate of 6.25%, or $2.96875 per K-SCU, thereafter. When the quarterly distribution on the Operating Partnership’s common units exceeds the quarterly K-SCU distribution for four consecutive quarters, the K-SCUs will receive distributions at the rate equal to that paid on the Operating Partnership’s common units. At any time following the first anniversary of the closing date, the holders of the K-SCUs may exchange them, on a one-for-one basis, for shares of the Company’s common stock or, at the Company’s election, their cash equivalent.

Outstanding rights to convert redeemable noncontrolling interests and noncontrolling interests in the Operating Partnership to common stock were held by the following parties at December 31, 2016 and 2015:

	December 31,
	2016	2015
CBL’s Predecessor	18,172,690	18,172,690
Third parties	10,119,697	11,084,493
	28,292,387	29,257,183
The assets and liabilities allocated to the Operating Partnership’s redeemable noncontrolling interest and noncontrolling interests are based on their ownership percentages of the Operating Partnership at December 31, 2016 and 2015.  The ownership percentages are determined by dividing the number of common units held by each of the redeemable noncontrolling interest and the noncontrolling interests at December 31, 2016 and 2015 by the total common units outstanding at December 31, 2016 and 2015, respectively.  The redeemable noncontrolling interest ownership percentage in assets and liabilities of the Operating Partnership was 0.8% at December 31, 2016 and 2015.  The noncontrolling interest ownership percentage in assets and liabilities of the Operating Partnership was 13.4% and 14.3% at December 31, 2016 and 2015, respectively.
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
A change in the number of shares of common stock or common units changes the percentage ownership of all partners of the Operating Partnership.  A common unit is considered to be equivalent to a share of common stock since it generally is exchangeable for shares of the Company’s common stock or, at the Company’s election, their cash equivalent. As a result, an allocation is made between redeemable noncontrolling interests, shareholders’ equity and noncontrolling interests in the Operating Partnership in the Company's accompanying balance sheets to reflect the change in ownership of the Operating Partnership’s underlying equity when there is a change in the number of shares and/or common units outstanding.  During 2016, 2015 and 2014, the Company allocated $2,454, $2,981 and $2,937, respectively, from shareholders’ equity to redeemable noncontrolling interest. During 2016 the Company allocated $13,625 from shareholders' equity to noncontrolling interest. During 2015 and 2014, the Company allocated $207 and $322, respectively, from noncontrolling interest to shareholders' equity.
The total redeemable noncontrolling interest in the Operating Partnership was $17,996 and $19,744 at December 31, 2016 and 2015, respectively.  The total noncontrolling interest in the Operating Partnership was $100,035 and $109,753 at December 31, 2016 and 2015, respectively.
Redeemable Noncontrolling Interests and Noncontrolling Interests in Other Consolidated Subsidiaries
Redeemable noncontrolling interests included the aggregate noncontrolling ownership interest in four of the Company’s other consolidated subsidiaries held by third parties which were redeemed in the fourth quarter of 2016 for $3,800, which was comprised of $300 in cash and a $3,500 promissory note. See Note 10 for additional information on the note. The Company recognized a net loss of $2,602 on the disposal of its interests. The loss is included in Gain on Investments in the consolidated statements of operations. The total redeemable noncontrolling interests in other consolidated subsidiaries was $5,586 at December 31, 2015. The redeemable noncontrolling interests in other consolidated subsidiaries included the third party interest in the Company’s former subsidiary that provides security and maintenance services.
 The Company had 25 and 23 other consolidated subsidiaries at December 31, 2016 and 2015, respectively, that had noncontrolling interests held by third parties and for which the related partnership agreements either do not include redemption provisions or are subject to redemption provisions that do not require classification outside of permanent equity. The total noncontrolling interests in other consolidated subsidiaries were $12,103 and $4,876 at December 31, 2016 and 2015, respectively.
The assets and liabilities allocated to the redeemable noncontrolling interests and noncontrolling interests in other consolidated subsidiaries are based on the third parties’ ownership percentages in each subsidiary at December 31, 2016 and 2015. Income is allocated to the redeemable noncontrolling interests and noncontrolling interests in other consolidated subsidiaries based on the third parties’ weighted-average ownership in each subsidiary during the year.
Redeemable Interests and Noncontrolling Interests of the Operating Partnership
The aggregate noncontrolling ownership interest in four of the Company’s other consolidated subsidiaries described above that were reflected as redeemable noncontrolling interest in the Company's consolidated balance sheets were also reflected as redeemable noncontrolling interest in the Operating Partnership's consolidated balance sheets.

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
Variable Interest Entities
As discussed in Note 2, the Company adopted ASU 2015-02 as of January 1, 2016 using a modified retrospective approach. As a result, the Operating Partnership and certain of its subsidiaries are deemed to have the characteristics of a VIE primarily because the limited partners of these entities do not collectively possess substantive kick-out or participating rights. However, the Company was not required to consolidate any previously unconsolidated entities or deconsolidate any previously consolidated entities as a result of the change in classification. Accordingly, the adoption of ASU 2015-02 affected disclosure only and did not change amounts within the consolidated financial statements.
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
The table below lists the Company's VIEs as of December 31, 2016 and 2015, which do not reflect the elimination of any internal debt the consolidated VIE has with the Operating Partnership:

	As of December 31,
	2016			2015
	Assets	Liabilities		Assets	Liabilities
Consolidated VIEs:
Atlanta Outlet Outparcels, LLC	$914	$4		(1)
Atlanta Outlet JV, LLC	63,361	81,128	(2)	(1)
CBL Terrace LP	16,714	13,509		(1)
El Paso Outlet Center Holding, LLC	103,232	69,535		$107,337	$63,458
El Paso Outlet Center II, LLC	8,638	7,028	(3)	(1)
Foothills Mall Associates	9,811	34,997		(1)
Gettysburg Outlet Center Holding, LLC	36,542	39,476		(1)
Gettysburg Outlet Center, LLC	7,203	37		37,463	38,450
High Point Development LP II	1,104	55		(1)
Jarnigan Road LP	41,392	20,988		(1)
Laredo Outlet JV, LLC (4)	89,353	58,822	(5)	(1)
Lebcon Associates	47,721	121,529		(1)
Lebcon I, Ltd	9,290	9,711		(1)
Lee Partners	1,195	—		(1)
Louisville Outlet Outparcels, LLC	62	—		(1)
Louisville Outlet Shoppes, LLC	76,831	85,132	(6)	(1)
Madison Grandview Forum, LLC	33,196	13,622		(1)
The Promenade at D'Iberville	84,470	46,570		(1)
Statesboro Crossing, LLC	18,869	11,058		(1)
Village at Orchard Hills, LLC	498	—		(1)
Woodstock GA Investments, LLC	9,098	3,185		(1)
	$659,494	$616,386		$144,800	$101,908

	As of December 31,
	2016		2015
	Assets	Liabilities	Assets	Liabilities

Unconsolidated VIEs:
Ambassador Infrastructure, LLC	$14,279	14,279	(1)
G&I VIII CBL Triangle LLC (7)	172,470	149,195	(1)
JG Gulf Coast Town Center LLC	(8)		$142,021	$195,892
Triangle Town Member LLC	(8)		98,408	171,092
	$186,749	$163,474	$240,429	$366,984

(1)	The joint venture was classified as a VIE in 2016 in accordance with the criteria in ASU 2015-02 noted above. Prior to the adoption of ASU 2015-02, the joint venture was not considered to be a VIE.

(2)	Of this total, $4,839 related to The Outlet Shoppes at Atlanta - Phase II, is guaranteed by the Operating Partnership.

(3)	Of this total, $6,745 related to The Outlet Shoppes at El Paso - Phase II, is guaranteed by the Operating Partnership.

(4)
In the second quarter of 2016, the Company formed a 65/35 joint venture, Laredo Outlet JV, LLC, to develop, own and operate The Outlet Shoppes at Laredo in Laredo, TX. The Company initially contributed $7,714, which consisted of a cash contribution of $2,434 and its interest in a note receivable of $5,280 (see Note 10), and the third party partner contributed $10,686, which included land and construction costs to date. The Company contributed 100% of the capital to fund the project until the pro rata 65% contribution of $19,846 was reached in the third quarter of 2016. All subsequent future contributions will be funded on a 65/35 pro rata basis. The Company determined that the new consolidated affiliate represents an interest in a VIE based upon the criteria noted above.

(5)	Of this total, $39,263 related to The Outlet Shoppes at Laredo, is guaranteed by the Operating Partnership.

(6)	Of this total, $10,101 relates to The Outlet Shoppes of the Bluegrass - Phase II, is guaranteed by the Operating Partnership.

(7)
Upon, the sale of the Company's 50% interest in Triangle Town Member LLC to G&I VIII CBL Triangle LLC in the first quarter of 2016, the Company determined that the new unconsolidated affiliate represents an interest in a VIE based upon the criteria noted above.

(8)	This joint venture is not a VIE as of December 31, 2016. See description of reconsideration event below.
Variable Interest Entities - Reconsideration Events
Triangle Town Member LLC
The Company held a 50% ownership interest in this joint venture, which represented an interest in a VIE as of December 31, 2015. As noted above, the Company's 50% interest in this joint venture was sold to G&I VIII CBL Triangle LLC in the first quarter of 2016.
JG Gulf Coast Town Center LLC
The Company holds a 50% ownership interest in this joint venture. In the second quarter of 2016, the foreclosure process was complete and Phases I and II of Gulf Coast Town Center in Ft. Myers, FL were returned to the lender in satisfaction of the non-recourse mortgage loan secured by the Properties. The Company determined that the unconsolidated affiliate, JG Gulf Coast Town Center LLC no longer represents a VIE based upon the criteria noted above.
NOTE 9. MINIMUM RENTS
The Company receives rental income by leasing retail shopping center space under operating leases. Future minimum rents are scheduled to be received under non-cancellable tenant leases at December 31, 2016, as follows:

2017	$559,804
2018	468,622
2019	403,625
2020	341,958
2021	283,553
Thereafter	771,041
$2,828,603
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
Mortgage and other notes receivable consist of the following:

		As of December 31, 2016		As of December 31, 2015
	Maturity Date	Interest Rate	Balance	Interest Rate	Balance
Mortgages:
Columbia Place Outparcel	Feb 2022	5.00%	$321	5.00%	$342
One Park Place	May 2022	5.00%	1,194	5.00%	1,369
Village Square (1)	Mar 2018	3.75%	1,644	3.50%	1,685
Other (2)	Dec 2016 - Jan 2047	3.27% - 9.50%	2,521	2.93% - 9.50%	4,380
			5,680		7,776
Other Notes Receivable:
ERMC (3)	Sep 2021	4.00%	3,500	—%	—
Horizon Group (4)	Jan 2017	7.00%	300	—%	—
Horizon Group (5)	N/A	—%	—	7.00%	3,096
RED Development Inc.	Oct 2023	5.00%	6,588	5.00%	7,366
Southwest Theaters LLC	Apr 2026	5.00%	735	—%	—
			11,123		10,462

			$16,803		$18,238

(1)
In May 2016, the mortgage note receivable related to Village Square was extended to March 2018. The interest rate increased from 3.5% to 3.75% for the period from April 2016 through March 2017, with an increase to a rate of 4.0% from April 2017 through the maturity date.

(2)
In conjunction with the foreclosure of Gulf Coast Town Center, the Company wrote off the $1,846 balance of a note receivable. The note bore interest at a rate of 6.32% and was due to mature in March 2017. The $1,100 note for The Promenade at D'Iberville with a maturity date of December 2016 is in default.

(3)	The Company received a $3,500 promissory note in conjunction with the redemption of the Company's 50% ownership interest in four consolidated subsidiaries. See Note 8 for more information.

(4)
In the first quarter of 2016, Mortgage Holdings, LLC, a subsidiary of the Company, entered into a $300 loan agreement with an affiliate of Horizon Group Properties, Inc., the Company's noncontrolling interest partner in the development of a new shopping center. Subsequent to December 31, 2016, the maturity date of the note receivable was extended to July 2017. See Note 19 for more information.

(5)
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

Year Ended December 31, 2016	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$928,214	$39,259	$17,393	$43,391	$1,028,257
Property operating expenses (2)	(268,898)	(8,246)	(4,293)	(19)	(281,456)
Interest expense	(143,903)	(5,972)	(285)	(66,158)	(216,318)
Other expense	—	—	—	(20,326)	(20,326)
Gain on sales of real estate assets	481	657	3,239	25,190	29,567
Segment profit	$515,894	$25,698	$16,054	$(17,922)	539,724
Depreciation and amortization expense					(292,693)
General and administrative expense					(63,332)
Interest and other income					1,524
Loss on impairment					(116,822)
Gain on investments					7,534
Income tax benefit					2,063
Equity in earnings of unconsolidated affiliates					117,533
Income from continuing operations					$195,531
Total assets	$5,383,937	$259,966	$215,917	$244,820	$6,104,640
Capital expenditures (3)	$165,230	$5,705	$6,149	$90,719	$267,803

Year Ended December 31, 2015	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$944,553	$40,392	$19,944	$50,129	$1,055,018
Property operating expenses (2)	(274,288)	(9,364)	(4,500)	4,807	(283,345)
Interest expense	(166,922)	(7,285)	(4,236)	(50,900)	(229,343)
Other expense	(19)	—	—	(26,938)	(26,957)
Gain on sales of real estate assets	264	16,260	5,071	10,637	32,232
Segment profit (loss)	$503,588	$40,003	$16,279	$(12,265)	547,605
Depreciation and amortization expense					(299,069)
General and administrative expense					(62,118)
Interest and other income					6,467
Gain on extinguishment of debt					256
Loss on impairment					(105,945)
Gain on investment					16,560
Income tax provision					(2,941)
Equity in earnings of unconsolidated affiliates					18,200
Income from continuing operations					$119,015
Total assets	$5,766,084	$252,188	$263,614	$198,105	$6,479,991
Capital expenditures (3)	$393,194	$5,186	$2,299	$24,134	$424,813

Year Ended December 31, 2014	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$933,736	$41,527	$18,600	$66,876	$1,060,739
Property operating expenses (2)	(282,796)	(9,500)	(5,260)	3,659	(293,897)
Interest expense	(198,758)	(7,959)	(2,510)	(30,597)	(239,824)
Other expense	(20)	—	—	(32,277)	(32,297)
Gain on sales of real estate assets	3,537	937	107	761	5,342
Segment profit	$455,699	$25,005	$10,937	$8,422	500,063
Depreciation and amortization expense					(291,273)
General and administrative expense					(50,271)
Interest and other income					14,121
Gain on extinguishment of debt					87,893
Loss on impairment					(17,858)
Income tax provision					(4,499)
Equity in earnings of unconsolidated affiliates					14,803
Income from continuing operations					$252,979

(1)
The All Other category includes mortgage and other notes receivable, office buildings, the Management Company and, prior to the redemption of the Company's redeemable noncontrolling interests during the fourth quarter of 2016, the Company’s former consolidated subsidiary that provided security and maintenance services to third parties (see Note 8).

(2)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.

(3)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.
NOTE 12. SUPPLEMENTAL AND NONCASH INFORMATION
The Company paid cash for interest, net of amounts capitalized, in the amount of $209,566, $226,233 and $238,531 during 2016, 2015 and 2014, respectively.
The Company’s noncash investing and financing activities for 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Accrued dividends and distributions payable	$54,313	$54,489	$54,433
Additions to real estate assets accrued but not yet paid	24,881	26,345	25,332
Capital contribution of note receivable to joint venture (1)	5,280	—	—
Capital contribution from noncontrolling interest to joint venture	155	—	—
Write-off of notes receivable (1)	1,846	—	—
Mortgage debt assumed by buyer of real estate assets (2)	38,150	14,570	—
Transfer of real estate assets in settlement of mortgage debt obligations:
Decrease in real estate assets	—	—	(79,398)
Decrease in mortgage and other indebtedness	—	—	163,998
Decrease in operating assets and liabilities	—	—	4,799
Discount on issuance of 5.95% Senior Notes due 2026	5,740	—	—
Discount on issuance of 4.60% Senior Notes due 2024	—	—	75
Note receivable from sale of Lakeshore Mall	—	—	10,000
Note receivable from sale of land	—	—	360
Deconsolidation upon formation of joint venture: (3)
Decrease in real estate assets	(14,025)	—	—
Increase in investment in unconsolidated affiliates	14,030	—	—
Decrease in accounts payable and accrued liabilities	(5)	—	—

(1)	See Note 10 for further details.

(2)	See Note 4 for additional information.

(3)	See Note 4 and Note 5 for more information.

NOTE 13. RELATED PARTY TRANSACTIONS
Certain executive officers of the Company and members of the immediate family of Charles B. Lebovitz, Chairman of the Board of the Company, collectively had a significant noncontrolling interest in EMJ Corporation ("EMJ"), a construction company that the Company engaged to build substantially all of the Company’s development Properties. This noncontrolling interest was sold in the third quarter of 2015. The Company paid approximately $26,993 and $31,398 to EMJ in 2015 and 2014, respectively, for construction and development activities. The Company had accounts payable to EMJ of $4,121 at December 31, 2015.
The Management Company provides management, development and leasing services to the Company’s unconsolidated affiliates and other affiliated partnerships. Revenues recognized for these services amounted to $9,144, $7,748 and $9,444 in 2016, 2015 and 2014, respectively.
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
On May 27, 2016, Tommy French filed a putative class action in the United States District Court for the Eastern District of Tennessee on behalf of himself and all persons who purchased the Company's common stock between August 8, 2013 and May 24, 2016. Two additional suits were filed shortly thereafter with similar allegations. On June 9, 2016, The Allan J. and Sherry R. Potts Living Trust filed a putative class action in the same Court on behalf of the trust and all persons who purchased the Company's common stock between August 8, 2013 and May 24, 2016, and on June 24, 2016, International Union of Painters & Allied Trades District Council No. 35 Pension Plan filed another putative class action in the same Court on behalf of itself and all persons who purchased the Company's common stock between August 9, 2011 and May 24, 2016, containing similar allegations. On July 26, 2016, motions were submitted to the Court for the consolidation of these three cases, as well as for the appointment of a lead plaintiff. On September 26, 2016, the Court granted the motion, consolidated the cases into one action, and appointed the New Mexico Educational Retirement Board as lead plaintiff and its counsel, Bernstein Liebhard, as lead counsel. The Court granted the lead plaintiff 60 days to file a consolidated amended complaint, and once filed, the Company will file a response. The previously filed complaints are all based on substantially similar allegations that certain of the Company’s financing arrangements were obtained through fraud and/or misrepresentation, and that the Company and certain of its officers and directors made materially misleading statements to the market by failing to disclose material information concerning these alleged misrepresentations, and concerning the supposed involvement by insiders of the Company in alleged trading in the Company’s stock by a United States senator on the basis of material nonpublic information. Based on these allegations, these complaints assert claims for violation of the securities laws and seek a variety of relief, including unspecified monetary damages as well as costs and attorneys’ fees. The above-referenced plaintiffs voluntarily dismissed their claims on December 20 and 21, 2016, respectively, and on January 4, 2017, the Court administratively closed the case. The Company made no payment or entered into any agreement as part of this matter, and as such, the Company now considers this matter closed.
On July 29, 2016, Henry Shebitz filed a shareholder derivative suit in the Chancery Court for Hamilton County, Tennessee alleging that the Company's directors, three former directors and certain current and former officers breached their fiduciary duties by causing the Company to make materially misleading statements to the market by failing to disclose material information concerning these alleged misrepresentations, and concerning the supposed involvement by insiders of the Company in alleged trading in the Company’s stock by a United States senator on the basis of material nonpublic information. The complaint further alleged that certain of the Company's current and former officers and directors improperly engaged in transactions in the Company’s stock while in possession of material nonpublic information concerning the Company’s alleged misleading statements. The complaint purported to seek relief on behalf of the Company for unspecified damages as well as costs and attorneys’ fees. On or about January 31, 2017, the plaintiff filed a Notice of Voluntary Dismissal, and on February 2, 2017, the Court entered an order dismissing the suit without prejudice. The Company made no payment or entered into any agreement as part of this matter, and as such, the Company now considers this matter closed.
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
The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying consolidated balance sheets as of December 31, 2016 and 2015:

	As of December 31, 2016							Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Company		Maximum Guaranteed Amount	Debt Maturity Date (1)		12/31/16	12/31/15
West Melbourne I, LLC - Phase I (2)	50%	$42,847	20%	(3)	$8,569	Feb-2018	(4)	$86	$99
West Melbourne I, LLC - Phase II (2)	50%	16,557	20%	(3)	3,311	Feb-2018	(4)	33	87
Port Orange I, LLC	50%	57,927	20%	(3)	11,586	Feb-2018	(4)	116	148
Fremaux Town Center JV, LLC - Phase I	65%	—	—%	(5)	—	Aug-2016		—	62
Fremaux Town Center JV, LLC - Phase II	65%	—	—%	(5)	—	Aug-2016		—	161
Ambassador Town Center JV, LLC	65%	—	—%	(5)	—	Dec-2017		—	462
Ambassador Infrastructure, LLC	65%	11,700	100%	(6)	11,700	Dec-2017	(7)	177	177
			Total guaranty liability					$412	$1,196

(1)	Excludes any extension options.

(2)	The loan is secured by Hammock Landing - Phase I and Hammock Landing - Phase II, respectively.

(3)	The guaranty was reduced from 25% to 20% when the loan was modified and extended in the first quarter of 2016. See Note 5.

(4)	The loan has a one-year extension option, which is at the unconsolidated affiliate's election, for an outside maturity date of February 2019.

(5)	The guaranty was removed in the second quarter of 2016 when the construction loan was retired using proceeds from a non-recourse mortgage loan. See Note 5 for additional information.

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

(7)	The loan has two one-year extension options, which are the joint venture's election, for an outside maturity date of December 2019

The Company has guaranteed the lease performance of YTC, an unconsolidated affiliate in which it owns a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $14,000 as of December 31, 2016.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not record an obligation for this guaranty because it determined that the fair value of the guaranty was not material as of December 31, 2016 and 2015.
Performance Bonds
The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $21,446 and $16,452 at December 31, 2016 and 2015, respectively.
Ground Leases
The Company is the lessee of land at certain of its Properties under long-term operating leases, which include scheduled increases in minimum rents.  The Company recognizes these scheduled rent increases on a straight-line basis over the initial lease terms.  Most leases have initial terms of at least 20 years and contain one or more renewal options, generally for a minimum of 5- or 10-year periods.  Lease expense recognized in the consolidated statements of operations for 2016, 2015 and 2014 was $1,301, $1,215 and $1,290, respectively.
The future obligations under these operating leases at December 31, 2016, are as follows:

2017	$588
2018	594
2019	601
2020	607
2021	614
Thereafter	12,636
$15,640

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

Fair Value Measurements on a Recurring Basis
The following table sets forth information regarding the Company’s financial instruments that were measured at fair value on a recurring basis in the accompanying consolidated balance sheets as of December 31, 2015. The interest rate swaps matured April 1, 2016:

		Fair Value Measurements at Reporting Date Using
	Fair Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$434	$—	$434	$—
The Company recognizes transfers in and out of every level at the end of each reporting period. There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2016 and 2015.
Intangible lease assets and other assets in the consolidated balance sheets included marketable securities consisting of corporate equity securities that were classified as available-for-sale.  Net unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of AOCI in redeemable noncontrolling interests, shareholders’ equity and partners' capital, and noncontrolling interests.  The Company sold all of its marketable securities during 2015 and realized a gain of $16,560 for the difference between the net proceeds of $20,755 less the adjusted cost of $4,195.  The Company did not recognize any realized gains or losses related to sales of marketable securities during 2016 and 2014. During the years ended December 31, 2016, 2015 and 2014, the Company did not recognize any write-downs for other-than-temporary impairments.
The Company uses interest rate swaps to mitigate the effect of interest rate movements on its variable-rate debt.  The Company had four interest rate swaps as of December 31, 2015, that qualified as hedging instruments and were designated as cash flow hedges.  The interest rate swaps are reflected in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.  The swaps have predominantly met the effectiveness test criteria since inception and changes in their fair values are, thus, primarily reported in OCI/L and are reclassified into earnings in the same period or periods during which the hedged item affects earnings. The fair values of the Company’s interest rate hedges, classified under Level 2,  are determined based on prevailing market data for contracts with matching durations, current and anticipated LIBOR information, consideration of the Company’s credit standing, credit risk of the counterparties and reasonable estimates about relevant future market conditions. See Notes 2 and 6 for additional information regarding the Company’s interest rate hedging instruments.
The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments. Based on the interest rates for similar financial instruments, the carrying value of mortgage and other notes receivable is a reasonable estimate of fair value. The estimated fair value of mortgage and other indebtedness was $4,737,077 and $4,945,622 at December 31, 2016 and 2015, respectively. The fair value was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently. The carrying amount of net mortgage and other indebtedness was $4,465,294 and $4,710,628 at December 31, 2016 and 2015, respectively.
Fair Value Measurements on a Nonrecurring Basis
The Company measures the fair value of certain long-lived assets on a nonrecurring basis, through quarterly impairment testing or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company considers both quantitative and qualitative factors in its impairment analysis of long-lived assets. Significant quantitative factors include historical and forecasted information for each Property such as NOI, occupancy statistics and sales levels. Significant qualitative factors used include market conditions, age and condition of the Property and tenant mix. Due to the significant unobservable estimates and assumptions used in the valuation of long-lived assets that experience impairment, the Company classifies such long-lived assets under Level 3 in the fair value hierarchy. Level 3 inputs primarily consist of sales and market data, independent valuations and discounted cash flow models. See below for a description of the estimates and assumptions the Company used in its impairment analysis. See Note 2 for additional information describing the Company's impairment review process.

The following table sets forth information regarding the Company’s assets that are measured at fair value on a nonrecurring basis and related impairment charges for the years ended December 31, 2016 and 2015:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
2016:
Long-lived assets	$46,200	$—	$—	$46,200	$116,822

2015:
Long-lived assets	$125,000	$—	$—	$125,000	$104,900
Long-lived Assets Measured at Fair Value in 2016
During the year ended December 31, 2016, the Company recognized impairments of real estate of $116,822 when it wrote down nine malls, an associated center, a community center, three office buildings and three outparcels to their estimated fair values. The Properties are classified for segment reporting purposes as listed below (see section below for information on outparcels). See Note 11 for segment information.

Impairment Date	Property	Location	Segment Classification	Loss on Impairment	Fair Value (1)
September	Randolph Mall, Regency Mall & Walnut Square (2)	Asheboro, NC; Racine, WI & Dalton, GA	Malls	$43,144	$—
September	One Oyster Point & Two Oyster Point (3)	Newport News, VA	All Other	3,844	6,000
September	Oak Branch Business Center (4)	Greensboro, NC	All Other	100	—
September	Cobblestone Village at Palm Coast (5)	Palm Coast, FL	Community Centers	6,448	—
June	The Lakes Mall & Fashion Square (6)	Muskegon, MI & Saginaw, MI	Malls	32,096	—
June	Wausau Center (7)	Wausau, WI	Malls	10,738	11,000
March	Bonita Lakes Mall & Crossing (8)	Meridian, MS	Malls/Associated Centers	5,323	—
March	Midland Mall (9)	Midland, MI	Malls	4,681	29,200
March	River Ridge Mall (10)	Lynchburg, VA	Malls	9,594	—
				$115,968	$46,200

(1)	The long-lived asset is measured at fair value and included in Net Investment in Real Estate Assets in the Company's consolidated balance sheets at December 31, 2016.

(2)
The Company wrote down the book values of the three malls to their estimated fair value of $31,318 and recorded a loss on impairment of $43,294 in the third quarter of 2016 based upon a sales price of $32,250 in a signed contract with a third party buyer, adjusted to reflect estimated disposition costs. The Company reduced the loss on impairment in the fourth quarter of 2016 by $150 to reflect actual closing costs. The revenues of the malls accounted for approximately 1.5% of total consolidated revenues for the trailing twelve months ended September 30, 2016. The malls were sold in December 2016.

(3)
In accordance with the Company's quarterly impairment review process, the Company recorded impairment to write down the depreciated book value of two office buildings to their estimated fair value as a result of a change in the expected holding period to a range of 1 to 2 years. Other factors used in the discounted cash flow analysis included a capitalization rate of 8.0%, a discount rate of 10.0% and estimated selling costs of 2.0%. The office buildings are classified as held for sale as of December 31, 2016. The revenues of the office buildings accounted for approximately 0.3% of total consolidated revenues for the year ended December 31, 2016. The office buildings were sold subsequent to December 31, 2016. See Note 4 and Note 19 for more information.

(4)
The office building was sold in September 2016. A loss on impairment of $122 was recorded in the third quarter of 2016 to adjust the book value to its estimated value based upon a signed contract with a third party buyer, adjusted to reflect estimated disposition costs. The loss on impairment was reduced by $22 in the fourth quarter of 2016 to reflect actual closing costs. See Note 4 for more information.

(5)
In accordance with the Company's quarterly impairment review process, the Company recorded a loss on impairment of $6,298 in the third quarter of 2016 based upon a signed contract with a third party buyer, adjusted to reflect estimated disposition costs. Other factors used in the discounted cash flow analysis included a capitalization rate of 9.0%, a discount rate of 10.75% and estimated selling costs of 2.0%. The revenue of the community center accounted for approximately 0.1% of total consolidated revenues for the trailing twelve months ended September 30, 2016. An additional impairment loss of $150 was recognized in the fourth quarter of 2016 for an adjustment to the sales price when the sale closed in December 2016. See Note 4.

(6)
The Company adjusted the book value of the malls to their estimated fair value of $65,447 based upon the sales price of $66,500 in the signed contract with a third party buyer, adjusted to reflect estimated disposition costs. The revenues of The Lakes Mall and Fashion Square accounted for approximately 1.6% of total consolidated revenues for the trailing twelve months ended June 30, 2016. These Properties were sold in July 2016. See Note 4 for additional information.

(7)
In accordance with the Company's quarterly impairment review process, the Company recorded impairment to write down the depreciated book value of the mall to its estimated fair value. After evaluating redevelopment options, the Company determined that an appropriate risk-adjusted return was not achievable and reduced its holding period. The mall is encumbered by a non-recourse loan with a balance of $17,689 as of December 31, 2016 and has experienced declining sales and the loss of two anchor stores. The revenues of Wausau Center accounted for approximately 0.3% of total consolidated revenues for the year ended December 31, 2016. The Company notified the lender that it would not make its scheduled July 1, 2016 debt payment and the mall is in foreclosure. See Note 6. With the assistance of a third-party appraiser, management determined the fair value of Wausau Center using a discounted cash flow methodology. The discounted cash flow used assumptions including a 10-year holding period with a sale at the end of the holding period, a capitalization rate of 13.25%, a discount rate of 13.0% and estimated selling costs of 4.0%. As these assumptions are subject to economic and market uncertainties, they are difficult to predict and are subject to future events that may alter the assumptions used or management's estimates of future possible outcomes.

(8)
The Company adjusted the book value of Bonita Lakes Mall and Bonita Lakes Crossing ("Bonita Lakes") to its estimated fair value of $27,440, which represented the contractual sales price of $27,910 with a third party buyer, adjusted to reflect estimated disposition costs. The revenues of Bonita Lakes accounted for approximately 0.7% of total consolidated revenues for the trailing twelve months ended March 31, 2016. See Note 4 for further information on the sale that closed in the second quarter of 2016.

(9)
The Company wrote down the mall to its estimated fair value. The fair value analysis used a discounted cash flow methodology with assumptions including a 10-year holding period with a sale at the end of the holding period, a capitalization rate of 9.75%, a discount rate of 11.5% and estimated selling costs of 2.0%. The Company notified the lender that it would not pay off the loan that was scheduled to mature in August 2016 and the mall went into receivership in September 2016. See Note 6. The revenues of Midland Mall accounted for approximately 0.6% of total consolidated revenues for the year ended December 31, 2016. The mall was returned to the lender subsequent to December 31, 2016 as the foreclosure process was complete. See Note 19 for further information.

(10)
The Company sold a 75% interest in its wholly owned investment in River Ridge Mall to a newly formed joint venture in March 2016 and recognized a loss on impairment of $9,510 in the first quarter of 2016 when it adjusted the book value of the mall to its estimated net sales price based upon a contract with a third party buyer, adjusted to reflect estimated disposition costs. The impairment loss includes a $2,100 reserve for a roof and electrical work that the Company must fund in the future. An additional loss on impairment of $84 was recognized in the fourth quarter of 2016 to reflect actual closing costs. The revenues of River Ridge Mall accounted for approximately 0.6% of total consolidated revenues for the trailing twelve months ended March 31, 2016. The Company's investment in River Ridge is included in Investments in Unconsolidated Affiliates on the Company's consolidated balance sheets at December 31, 2016. See Note 5 for further information.

Other Impairment Loss in 2016
During the year ended December 31, 2016, the Company recorded impairments of $854 related to the sales of three outparcels. These outparcels are classified for segment reporting purposes in the All Other category. See Note 11 for segment information.
Long-lived Assets Measured at Fair Value in 2015
During the year ended December 31, 2015, the Company wrote down four properties to their estimated fair values. These Properties were Chesterfield Mall, Mayfaire Community Center, Chapel Hill Crossing and Madison Square. Of these four Properties, all but Chesterfield Mall were disposed of as of December 31, 2015 as described below.
In accordance with the Company's quarterly impairment review process, the Company recorded impairments of real estate of $99,969 in the fourth quarter of 2015 related to Chesterfield Mall, located in Chesterfield, MO, to write-down the depreciated book value to its estimated fair value of $125,000 as of December 31, 2015. The mall had experienced declining cash flows as competition from several new outlet shopping centers in the area impacted its sales. The fair value analysis for Chesterfield Mall as of December 31, 2015 used assumptions including an 11-year holding period with a sale at the end of the holding period, a capitalization rate of 8.25% and a discount rate of 8.25%. The revenues of Chesterfield Mall accounted for approximately 1.5% of total consolidated revenues for the year ended December 31, 2015. The mall is in foreclosure, which is expected to be complete in early 2017. See Note 6.
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
The Company also recognized impairment of real estate of $2,620 in the second quarter of 2015 when it adjusted the book value of Madison Square, a mall located in Huntsville, AL, to its net sales price of $5,000 based on its sale in April 2015. See Note 4 for further information on this sale.

Other Impairment Loss in 2015
During 2015, the Company recorded an impairment of real estate of $161 related to the sale of a building at a formerly owned mall for total net proceeds after sales costs of $750, which was less than its carrying amount of $911. The Company also recognized $884 of impairment from the sale of two outparcels.
Long-lived Assets Measured at Fair Value in 2014
During the year ended December 31, 2014, the Company wrote down three properties to their estimated fair values. These properties were Chapel Hill Mall, Lakeshore Mall and Pemberton Plaza. All three of these properties were disposed of as of December 31, 2014 as described below.
In accordance with the Company's quarterly impairment review process, the Company recorded impairments of real estate of $12,050 in the first quarter of 2014 related to Chapel Hill Mall, located in Akron, OH, to write-down the depreciated book value to its estimated fair value of $53,348 as of March 31, 2014. The mall had experienced declining cash flows which were insufficient to cover the debt service on the mortgage secured by the property and the non-recourse loan was in default. The revenues of Chapel Hill Mall accounted for approximately 0.4% of total consolidated revenues for the year ended December 31, 2014. In the third quarter of 2014, the Company conveyed Chapel Hill Mall to the lender by a deed-in-lieu of foreclosure.
The Company recognized impairment of real estate of $5,100 in the first quarter of 2014 when it adjusted the book value of Lakeshore Mall, located in Sebring, FL, to its estimated fair value of $13,780 based on a binding purchase agreement signed in April 2014. The sale closed in May 2014 and the Company recognized an impairment loss of $106 in the second quarter of 2014 as a result of additional closing costs. The revenues of Lakeshore Mall accounted for approximately 0.2% of total consolidated revenues for the year ended December 31, 2014.
In the third quarter of 2014, the Company recognized an impairment loss of $497 to write down the book value of Pemberton Plaza, a community center located in Vicksburg, MS, to its sales price. The revenues of Pemberton Plaza accounted for approximately 0.0% of total consolidated revenues for the year ended December 31, 2014.
Other Impairment Loss in 2014
During 2014, the Company recorded an impairment of real estate of $105 related to the sale an outparcel for total net proceeds after sales costs of $176, which was less than its total carrying amount of $281.
NOTE 16. SHARE-BASED COMPENSATION
As of December 31, 2016, there were two share-based compensation plans under which the Company has outstanding awards, the CBL & Associates Properties, Inc. 2012 Stock Incentive Plan ("the 2012 Plan") and CBL & Associates Properties, Inc. Second Amended and Restated Stock Incentive Plan ("the 1993 Plan"). The Company can only make new awards under the 2012 Plan, which was approved by the Company's shareholders in May 2012. The 2012 Plan permits the Company to issue stock options and common stock to selected officers, employees and non-employee directors of the Company up to a total of 10,400,000 shares. The Company did not issue any new awards under the 1993 Plan, which was approved by the Company's shareholders in May 2003, between the adoption of the 2012 Plan to replace the 1993 Plan in May 2012 and the termination of the 1993 Plan (as to new awards) on May 5, 2013. As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expense associated with the Company's share-based compensation plans.  The Compensation Committee of the Board of Directors (the “Committee”) administers the plans.
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
The share-based compensation cost related to the restricted stock awards was $4,681, $4,287 and $3,442 for 2016, 2015 and 2014, respectively. Share-based compensation cost resulting from share-based awards is recorded at the Management Company, which is a taxable entity. Share-based compensation cost capitalized as part of real estate assets was $351, $274 and $268 in 2016, 2015 and 2014, respectively.
A summary of the status of the Company’s nonvested restricted stock awards as of December 31, 2016, and changes during the year ended December 31, 2016, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2016	533,404	$19.19
Granted	319,660	$10.02
Vested	(238,822)	$16.57
Forfeited	(12,080)	$16.76
Nonvested at December 31, 2016	602,162	$15.41
The weighted-average grant-date fair value of shares granted during 2016, 2015 and 2014 was $10.02, $20.30 and $17.11, respectively. The total fair value of shares vested during 2016, 2015 and 2014 was $2,605, $4,298 and $3,484, respectively.
As of December 31, 2016, there was $6,794 of total unrecognized compensation cost related to nonvested stock awards granted under the plans, which is expected to be recognized over a weighted-average period of 2.7 years.
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
Annual Restricted Stock Awards
Under the LTIP, annual restricted stock awards consist of shares of time-vested restricted stock awarded based on a qualitative evaluation of the performance of the Company and the named executive officer during the fiscal year. Annual restricted stock awards under the LTIP vest 20% on the date of grant with the remainder vesting in four annual equal installments.
Performance Stock Units
In February 2016, the Company granted 282,995 PSUs at a grant-date fair value of $4.98 per PSU (the "2016 PSUs"). In March 2015, the Company granted 138,680 PSUs at a grant-date fair value of $15.52 per PSU (the "2015 PSUs"). Shares earned pursuant to the PSU awards vest 60% at the conclusion of the performance period while the remaining 40% of the PSU award vests 20% on each of the first two anniversaries thereafter.

The following table summarizes the assumptions used in the Monte Carlo simulation pricing model related to the 2016 PSUs, which had a grant date of February 10, 2016:

2016 PSUs
Fair value per share on valuation date (1)	$4.98
Risk-free interest rate (2)	0.92%
Expected share price volatility (3)	30.95%

(1)
The value of the PSU awards are estimated on the date of grant using a Monte Carlo Simulation model. The valuation consisted of computing the fair value using CBL's simulated stock price as well as TSR over a three-year performance period. The award is modeled as a contingent claim in that the expected return on the underlying shares is risk-free and the rate of discounting the payoff of the award is also risk-free.

(2)	The risk-free interest rate was based on the yield curve on zero-coupon U.S. Treasury securities in effect as of valuation date of February 10, 2016 for the 2016 PSUs.

(3)
The computation of expected volatility was based on a blend of the historical volatility of CBL's shares of common stock based on annualized daily total continuous returns over a three-year period and implied volatility data based on the trailing month average of daily implied volatilities implied by stock call option contracts that were both closest to the terms shown and closest to the money.

Compensation cost is recognized on a tranche-by-tranche basis using the accelerated attribution method. The resulting expense is recorded regardless of whether any PSU awards are earned as long as the required service period is met. Share-based compensation expense related to the PSUs was $1,033 and $624 for the year ended December 31, 2016 and 2015, respectively. Unrecognized compensation costs related to the PSUs was $1,905 as of December 31, 2016.
NOTE 17. EMPLOYEE BENEFIT PLANS
401(k) Plan
The Management Company maintains a 401(k) profit sharing plan, which is qualified under Section 401(a) and Section 401(k) of the Code to cover employees of the Management Company. All employees who have attained the age of 21 and have completed at least 60 days of service are eligible to participate in the plan. The plan provides for employer matching contributions on behalf of each participant equal to 50% of the portion of such participant’s contribution that does not exceed 2.5% of such participant’s compensation for the plan year. Additionally, the Management Company has the discretion to make additional profit-sharing-type contributions not related to participant elective contributions. Total contributions by the Management Company were $987, $997 and $928 in 2016, 2015 and 2014, respectively.
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
Deferred Compensation Arrangements
The Company has entered into an agreement with an officer that allows the officer to defer receipt of selected salary increases and/or bonus compensation for periods ranging from 5 to 10 years. The deferred compensation arrangement provides that bonus compensation is deferred in the form of a note payable to the officer. Interest accumulates on these notes at 5.0%. When an arrangement terminates, the note payable plus accrued interest is paid to the officer in cash. At December 31, 2016 and 2015, the Company had notes payable, including accrued interest, of $122 and $81, respectively, related to this arrangement.

NOTE 18. QUARTERLY INFORMATION (UNAUDITED)

Year Ended December 31, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
Total revenues	$263,078	$254,965	$251,721	$258,493	$1,028,257
Income from operations (2)	63,830	52,056	36,727	101,015	253,628
Net income (3)	41,892	73,097	670	79,872	195,531
Net income attributable to the Company	40,074	62,919	1,059	68,830	172,882
Net income (loss) attributable to common shareholders	28,851	51,696	(10,164)	57,607	127,990
Basic per share data attributable to common shareholders:
Net income (loss) attributable to common shareholders	$0.17	$0.30	$(0.06)	$0.34	$0.75
Diluted per share data attributable to common shareholders:
Net income (loss) attributable to common shareholders	$0.17	$0.30	$(0.06)	$0.34	$0.75

(1)	The sum of quarterly EPS may differ from annual EPS due to rounding.

(2)
Income from operations for the quarters ended March 31, 2016; June 30, 2016; and September 30, 2016 includes a loss on impairment of $19,685; $43,493; and $53,558 respectively, primarily related to properties which were sold during 2016 (see Note 4 and Note 15).

(3)
Net income for the quarter ended March 31, 2016 includes a gain of $26,395 related to the sale of a 50% interest in Triangle Town Center to a new 10/90 joint venture. Net income for the quarter ended June 30, 2016 includes a gain of $29,267 related to the foreclosure of Gulf Coast Town Center and a gain of $29,437 from the sale of Renaissance Center. The Company's share of the gain is included in Equity in Earnings of Unconsolidated Affiliates in the consolidated statements of operations (see Note 5).

Year Ended December 31, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
Total revenues	$260,909	$253,843	$262,636	$277,630	$1,055,018
Income from operations (2)	85,032	89,858	94,007	8,687	277,584
Net income (loss) (3)	53,205	48,331	44,432	(26,953)	119,015
Net income (loss) attributable to the Company	46,164	41,895	37,569	(22,257)	103,371
Net income (loss) attributable to common shareholders	34,941	30,672	26,346	(33,480)	58,479
Basic per share data attributable to common shareholders:
Net income (loss) attributable to common shareholders	$0.21	$0.18	$0.15	$(0.20)	$0.34
Diluted per share data attributable to common shareholders:
Net income (loss) attributable to common shareholders	$0.20	$0.18	$0.15	$(0.20)	$0.34

(1)	The sum of quarterly EPS may differ from annual EPS due to rounding.

(2)	Income from operations for the quarter ended December 31, 2015 includes a $102,280 loss on impairment of real estate primarily related to Chesterfield Mall (see Note 15).

(3)
Income from continuing operations for the quarter ended March 31, 2015 includes $16,560 gain on investment related to the sale of available-for-sale securities (see Note 2) and also includes $14,173 and $14,065 related to gain on sales of real estate assets for the quarters ended June 30, 2015 and December 31, 2015, respectively.

NOTE 19. SUBSEQUENT EVENTS
In January 2017, the Company sold One Oyster Point and Two Oyster Point, two office buildings located in Newport News, VA for an aggregate sales price of $6,250. The Company recognized impairment of real estate assets of $3,844 in the third quarter of 2016 when it wrote down the fair value of the office buildings based upon a signed contract with a third party buyer, adjusted to reflect estimated disposition costs. See Note 15 for additional information.
In January 2017, the foreclosure of Midland Mall was complete, and the lender received the deed to the Property in satisfaction of the non-recourse debt, which had a balance of $31,953 as of December 31, 2016. The Company expects to record a gain on extinguishment of debt of approximately $4,088 in the first quarter of 2017.
In January 2017, the Company retired two operating Property loans, with an aggregate principal balance of $55,973 as of December 31, 2016, with borrowings from its unsecured credit facilities. The loans were secured by The Plaza at Fayette in Lexington, KY and The Shoppes at St. Clair in Fairview Heights, IL. The loans were scheduled to mature in April 2017.
In February 2017 and March 2017, the Company retired two operating Property loans with an aggregate principal balance of $104,179 as of December 31, 2016 with borrowings from its unsecured credit facilities. The loans were secured by Layton Hills Mall in Layton , UT and Hamilton Corner in Chattanooga, TN. Both loans were scheduled to mature in April 2017.

In January 2017, the Company closed on a sale-leaseback transaction for five Sears department stores and two Sears Auto Centers at several of the Company's malls to control these locations for future redevelopment. The Company acquired the locations for a total consideration of $72,500. Sears will continue to operate the department stores under new 10-year leases. Under the terms of the leases, the Company will receive aggregate initial base rent of approximately $5,075. Sears will be responsible for paying common area maintenance charges, taxes, insurance and utilities under the terms of the leases. The Company will have the right to terminate each Sears' lease at any time (except November through January), with six months advance notice.
Additionally in January 2017, the Company closed on the acquisition of four Macy's stores located at several of the Company's malls for future redevelopment. The Company acquired the locations for $7,000.
In January 2017, the maturity date of the note receivable for $300 between the Company and Horizon Group was extended to July 2017. The note receivable was originally scheduled to mature in January 2017.

Schedule II

CBL & ASSOCIATES PROPERTIES, INC.
CBL & ASSOCIATES LIMITED PARTNERSHIP
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Tenant receivables - allowance for doubtful accounts:
Balance, beginning of year	$1,923	$2,368	$2,379
Additions in allowance charged to expense	4,058	2,254	2,643
Bad debts charged against allowance	(4,071)	(2,699)	(2,654)
Balance, end of year	$1,910	$1,923	$2,368

	Year Ended December 31,
	2016	2015	2014
Other receivables - allowance for doubtful accounts:
Balance, beginning of year	$1,276	$1,285	$1,241
Additions in allowance charged to expense	—	277	3,689
Bad debts charged against allowance	(438)	(286)	(3,645)
Balance, end of year	$838	$1,276	$1,285

Schedule III
CBL & ASSOCIATES PROPERTIES, INC.
CBL & ASSOCIATES LIMITED PARTNERSHIP
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2016
(In thousands)

		Initial Cost (1)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
MALLS:
Acadiana Mall, Lafayette, LA	$125,829	$22,511	$145,769	$11,174	$—	$19,919	$159,535	$179,454	$(70,172)	2005
Alamance Crossing, Burlington, NC	47,160	20,853	63,105	40,214	(2,803)	18,050	103,319	121,369	(30,642)	2007
Arbor Place, Atlanta (Douglasville), GA	113,574	7,862	95,330	27,305	—	7,862	122,635	130,497	(61,490)	1998-1999
Asheville Mall, Asheville, NC	69,722	7,139	58,747	56,912	(805)	6,334	115,659	121,993	(51,150)	1998
Brookfield Square, Brookfield, WI	—	8,996	84,250	55,700	(18)	9,170	139,758	148,928	(62,415)	2001
Burnsville Center, Burnsville, MN	71,785	12,804	71,355	59,475	(1,157)	16,102	126,375	142,477	(56,832)	1998
Cary Towne Center, Cary, NC	46,716	23,688	74,432	32,675	—	24,949	105,846	130,795	(40,748)	2001
CherryVale Mall, Rockford, IL	—	11,892	63,973	57,704	(1,667)	11,608	120,294	131,902	(47,789)	2001
Chesterfield Mall, Chesterfield, MO	140,000	11,083	282,140	(173,528)	—	11,083	108,612	119,695	(5,246)	2007
College Square, Morristown, TN	—	2,954	17,787	33,393	(88)	2,866	51,180	54,046	(23,212)	1987-1988
Cross Creek Mall, Fayetteville, NC	123,398	19,155	104,353	36,094	—	20,169	139,433	159,602	(48,554)	2003
Dakota Square Mall, Minot, ND	—	4,552	87,625	25,253		4,552	112,878	117,430	(15,305)	2012
Eastland Mall, Bloomington, IL	—	5,746	75,893	6,875	(753)	5,304	82,457	87,761	(31,211)	2005
East Towne Mall, Madison, WI	—	4,496	63,867	50,590	(715)	3,781	114,457	118,238	(45,830)	2002
EastGate Mall, Cincinnati, OH	37,123	13,046	44,949	28,553	(1,017)	12,029	73,502	85,531	(28,211)	2001
Fayette Mall, Lexington, KY	162,240	25,205	84,256	106,369	—	25,205	190,625	215,830	(56,800)	2001
Frontier Mall, Cheyenne, WY	—	2,681	15,858	21,925	(80)	2,601	37,783	40,384	(23,211)	1984-1985
Foothills Mall, Maryville, TN	—	6,376	27,376	11,773	—	6,392	39,133	45,525	(26,604)	1996
Greenbrier Mall, Chesapeake, VA	70,801	3,181	107,355	14,121	(626)	2,555	121,476	124,031	(40,768)	2004
Hamilton Place, Chattanooga, TN	106,138	3,532	42,623	45,422	(441)	4,034	87,102	91,136	(50,871)	1986-1987
Hanes Mall, Winston-Salem, NC	146,268	17,176	133,376	53,563	(948)	18,629	184,538	203,167	(73,315)	2001
Harford Mall, Bel Air, MD	—	8,699	45,704	23,104	—	8,699	68,808	77,507	(25,954)	2003
Hickory Point Mall, Forsyth, IL	27,446	10,731	31,728	17,036	(293)	10,021	48,763	58,784	(18,837)	2005
Honey Creek Mall, Terre Haute, IN	26,700	3,108	83,358	18,968	—	3,108	102,326	105,434	(34,643)	2004
Imperial Valley Mall, El Centro, CA	—	35,378	70,549	3,778	—	35,378	74,327	109,705	(10,135)	2012
Janesville Mall, Janesville, WI	—	8,074	26,009	21,659	—	8,074	47,668	55,742	(18,249)	1998
Jefferson Mall, Louisville, KY	66,051	13,125	40,234	28,898	(521)	12,604	69,132	81,736	(27,268)	2001
Kirkwood Mall, Bismarck, ND	37,984	3,368	118,945	20,767		3,368	139,712	143,080	(16,009)	2012
Laurel Park Place, Livonia, MI	—	13,289	92,579	19,562	—	13,289	112,141	125,430	(43,350)	2005
Layton Hills Mall, Layton, UT	89,921	20,464	99,836	10,683	(340)	20,124	110,519	130,643	(37,440)	2005
Mall del Norte, Laredo, TX	—	21,734	142,049	53,239	—	21,734	195,288	217,022	(78,157)	2004

Schedule III
CBL & ASSOCIATES PROPERTIES, INC.
CBL & ASSOCIATES LIMITED PARTNERSHIP
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2016
(In thousands)

		Initial Cost (1)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
Mayfaire Town Center, Wilmington, NC	—	26,333	101,087	628	—	26,333	101,715	128,048	(4,952)	2015
Meridian Mall, Lansing, MI	—	529	103,678	80,810	—	2,232	182,785	185,017	(83,060)	1998
Midland Mall, Midland, MI	31,953	10,321	29,429	(10,545)		8,898	20,308	29,206	(935)	2001
Mid Rivers Mall, St. Peters, MO	—	16,384	170,582	19,431	(626)	15,758	190,013	205,771	(55,095)	2007
Monroeville Mall, Pittsburgh, PA	—	22,911	177,214	78,215	—	25,432	252,908	278,340	(79,067)	2004
Northgate Mall, Chattanooga, TN	—	2,330	8,960	23,441	(74)	2,256	32,401	34,657	(7,181)	2011
Northpark Mall, Joplin, MO	—	9,977	65,481	45,400	—	10,962	109,896	120,858	(42,028)	2004
Northwoods Mall, North Charleston, SC	67,827	14,867	49,647	24,502	(2,339)	12,528	74,149	86,677	(28,792)	2001
Old Hickory Mall, Jackson, TN	—	15,527	29,413	7,915	—	15,527	37,328	52,855	(15,662)	2001
The Outlet Shoppes at Atlanta, Woodstock, GA	83,432	8,598	100,613	(29,169)	(740)	16,427	62,875	79,302	(12,222)	2013
The Outlet Shoppes at El Paso, El Paso, TX	69,100	7,345	98,602	12,219		7,569	110,597	118,166	(17,945)	2012
The Outlet Shoppes at Gettysburg, Gettysburg, PA	38,450	20,779	22,180	1,328		20,778	23,508	44,286	(4,831)	2012
The Outlet Shoppes at Oklahoma City, Oklahoma City, OK	62,207	7,402	50,268	13,361	—	6,833	64,198	71,031	(21,867)	2011
The Outlet Shoppes of the Bluegrass, Simpsonville, KY	84,837	3,193	72,962	4,096		3,193	77,058	80,251	(9,705)	2014
Parkdale Mall, Beaumont, TX	83,527	23,850	47,390	59,072	(307)	23,544	106,461	130,005	(43,060)	2001
Park Plaza Mall, Little Rock, AR	86,737	6,297	81,638	35,456	—	6,304	117,087	123,391	(49,628)	2004
Parkway Place, Huntsville, AL	36,659	6,364	67,067	5,701		6,364	72,768	79,132	(16,027)	2010
Pearland Town Center, Pearland, TX	—	16,300	108,615	15,340	(857)	15,443	123,955	139,398	(39,504)	2008
Post Oak Mall, College Station, TX	—	3,936	48,948	15,857	(327)	3,608	64,806	68,414	(33,951)	1984-1985
Richland Mall, Waco, TX	—	9,874	34,793	19,760	—	9,887	54,540	64,427	(20,444)	2002
South County Center, St. Louis, MO	—	15,754	159,249	14,403		15,754	173,652	189,406	(48,721)	2007
Southaven Towne Center, Southaven, MS	—	8,255	29,380	13,462	—	8,896	42,619	51,515	(18,188)	2005
Southpark Mall, Colonial Heights, VA	62,246	9,501	73,262	38,132	—	11,282	109,613	120,895	(39,776)	2003
Stroud Mall, Stroudsburg, PA	—	14,711	23,936	20,932	—	14,711	44,868	59,579	(18,598)	1998
St. Clair Square, Fairview Heights, IL	—	11,027	75,620	35,095	—	11,027	110,715	121,742	(52,531)	1996
Sunrise Mall, Brownsville, TX	—	11,156	59,047	15,417	—	11,156	74,464	85,620	(22,966)	2003
Turtle Creek Mall, Hattiesburg, MS	—	2,345	26,418	17,838	—	3,535	43,066	46,601	(23,349)	1993-1995
Valley View Mall, Roanoke, VA	56,734	15,985	77,771	21,867	—	15,999	99,624	115,623	(35,147)	2003
Volusia Mall, Daytona Beach, FL	45,929	2,526	120,242	28,693	—	6,431	145,030	151,461	(45,827)	2004
Wausau Center, Wausau, WI	17,689	5,231	24,705	(13,707)	(5,231)	—	10,998	10,998	(387)	2001
West Towne Mall, Madison, WI	—	9,545	83,084	51,879	—	9,545	134,963	144,508	(52,750)	2002
WestGate Mall, Spartanburg, SC	36,021	2,149	23,257	47,192	(432)	1,742	70,424	72,166	(37,706)	1995
Westmoreland Mall, Greensburg, PA	—	4,621	84,215	26,897	(316)	4,305	111,112	115,417	(40,716)	2002

Schedule III
CBL & ASSOCIATES PROPERTIES, INC.
CBL & ASSOCIATES LIMITED PARTNERSHIP
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2016
(In thousands)

		Initial Cost (1)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
York Galleria, York, PA	—	5,757	63,316	12,356	—	5,757	75,672	81,429	(32,799)	1995

ASSOCIATED CENTERS:
Annex at Monroeville, Pittsburgh, PA	—	—	29,496	(444)	—	—	29,052	29,052	(9,159)	2004
CoolSprings Crossing, Nashville, TN	—	2,803	14,985	5,750	—	3,554	19,984	23,538	(12,400)	1991-1993
Courtyard at Hickory Hollow, Nashville, TN	—	3,314	2,771	(1,618)	(231)	1,500	2,736	4,236	(753)	1998
Frontier Square, Cheyenne, WY	—	346	684	434	(86)	260	1,118	1,378	(673)	1985
Gunbarrel Pointe, Chattanooga, TN	—	4,170	10,874	3,491	—	4,170	14,365	18,535	(5,881)	2000
Hamilton Corner, Chattanooga, TN	14,258	630	5,532	8,568		734	13,996	14,730	(7,201)	1986-1987
Hamilton Crossing, Chattanooga, TN	9,368	4,014	5,906	6,851	(1,370)	2,644	12,757	15,401	(6,896)	1987
Harford Annex, Bel Air, MD	—	2,854	9,718	1,355	—	2,854	11,073	13,927	(3,618)	2003
The Landing at Arbor Place, Atlanta (Douglasville), GA	—	4,993	14,330	1,555	(1,886)	3,107	15,885	18,992	(9,015)	1998-1999
Layton Hills Convenience Center, Layton, UT	—	—	8	2,619	—	—	2,627	2,627	(674)	2005
Layton Hills Plaza, Layton, UT	—	—	2	299	—	—	301	301	(212)	2005
The Plaza at Fayette, Lexington, KY	37,146	9,531	27,646	4,169	—	9,531	31,815	41,346	(10,882)	2006
Parkdale Crossing, Beaumont, TX	—	2,994	7,408	2,282	(355)	2,639	9,690	12,329	(3,471)	2002
The Shoppes At Hamilton Place, Chattanooga, TN	—	4,894	11,700	1,614	—	4,894	13,314	18,208	(4,526)	2003
Sunrise Commons, Brownsville, TX	—	1,013	7,525	2,520	—	1,013	10,045	11,058	(3,318)	2003
The Shoppes at St. Clair Square, Fairview Heights, IL	18,827	8,250	23,623	513	(5,044)	3,206	24,136	27,342	(8,973)	2007
The Terrace, Chattanooga, TN	13,057	4,166	9,929	8,117	—	6,536	15,676	22,212	(6,006)	1997
West Towne Crossing, Madison, WI	—	1,151	2,955	7,940	—	2,126	9,920	12,046	(2,647)	1998
WestGate Crossing, Spartanburg, SC	—	1,082	3,422	8,211	—	1,082	11,633	12,715	(4,631)	1997
Westmoreland Crossing, Greensburg, PA	—	2,898	21,167	9,234	—	2,898	30,401	33,299	(10,820)	2002

COMMUNITY CENTERS:
The Forum at Grandview, Madison, MS	—	9,234	17,285	20,561	(684)	8,652	37,744	46,396	(4,808)	2010
Parkway Plaza, Fort Oglethorpe, GA	—	2,675	13,435	6	—	2,675	13,441	16,116	(850)	2015
The Promenade, D'Iberville, MS	—	16,278	48,806	24,886	(706)	17,953	71,311	89,264	(16,041)	2009
Statesboro Crossing, Statesboro, GA	10,962	2,855	17,805	2,235	(235)	2,840	19,820	22,660	(4,865)	2008

OFFICE BUILDINGS AND OTHER:
840 Greenbrier Circle, Chesapeake, VA	—	2,096	3,091	179	—	2,096	3,270	5,366	(1,189)	2007
850 Greenbrier Circle, Chesapeake, VA	—	3,154	6,881	(289)	—	3,154	6,592	9,746	(1,805)	2007
CBL Center, Chattanooga, TN	19,170	140	24,675	181	—	140	24,856	24,996	(14,042)	2001
CBL Center II, Chattanooga, TN	—	—	13,648	1,137	—	—	14,785	14,785	(4,579)	2008

Schedule III
CBL & ASSOCIATES PROPERTIES, INC.
CBL & ASSOCIATES LIMITED PARTNERSHIP
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2016
(In thousands)

		Initial Cost (1)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
One Oyster Point, Newport News, VA	—	1,822	3,623	(2,128)	—	—	3,317	3,317	—	2007
Pearland Hotel, Pearland, TX	—	—	16,149	652	—	—	16,801	16,801	(4,472)	2008
Pearland Office, Pearland, TX	—	—	7,849	2,844	—	—	10,693	10,693	(2,964)	2009
Pearland Residential Mgmt, Pearland, TX	—	—	9,666	9	—	—	9,675	9,675	(2,262)	2008
Two Oyster Point, Newport News, VA	—	1,543	3,974	(2,974)	—	—	2,543	2,543	—	2007

DISPOSITIONS:
Bonita Lakes Crossing, Meridian, MS	—	794	4,786	(5,580)	—	—	—	—	—	1997
Bonita Lakes Mall, Meridian, MS	—	4,924	31,933	(35,872)	(985)	—	—	—	—	1997
Cobblestone Village at Palm Coast, Palm Coast, FL	—	6,082	12,070	(17,932)	(220)	—	—	—	—	2007
The Crossings at Marshall Creek, Marshalls Creek, PA	—	6,456	15,351	(21,807)	—	—	—	—	—	2013
Fashion Square, Saginaw, MI	—	15,218	64,970	(80,188)	—	—	—	—	—	2001
The Lakes Mall, Muskegon, MI	—	3,328	42,366	(45,694)	—	—	—	—	—	2000-2001
Oak Branch Business Center, Greensboro, NC	—	535	2,192	(2,727)	—	—	—	—	—	2007
Randolph Mall, Asheboro, NC	—	4,547	13,927	(18,474)	—	—	—	—	—	2001
Regency Mall, Racine, WI	—	3,539	36,839	(40,090)	(288)	—	—	—	—	2001
River Ridge Mall, Lynchburg, VA	—	4,824	59,052	(63,624)	(252)	—	—	—	—	2003
Walnut Square, Dalton, GA	—	50	15,138	(15,186)	(2)	—	—	—	—	1984-1985

Other	39,263	1,332	2,272	(684)	(324)	908	1,688	2,596	(1,640)

Developments in progress consisting of construction and Development Properties	—	—	—	178,355	—	—	178,355	178,355	—
TOTALS	$2,534,255	$875,107	$5,584,943	$1,523,786	$(36,189)	$820,775	$7,126,872	$7,947,647	$(2,427,108)

(1)	Initial cost represents the total cost capitalized including carrying cost at the end of the first fiscal year in which the Property opened or was acquired.

(2)	Encumbrances represent the face amount of the mortgage and other indebtedness balance at December 31, 2016, excluding debt premium or discount.

(3)	The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $7.843 billion.

(4)	Depreciation for all Properties is computed over the useful life which is generally 40 years for buildings, 10-20 years for certain improvements and 7-10 years for equipment and fixtures.

Schedule III
CBL & ASSOCIATES PROPERTIES, INC.
CBL & ASSOCIATES LIMITED PARTNERSHIP
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2016
(In thousands)

The changes in real estate assets and accumulated depreciation for the years ending December 31, 2016, 2015, and 2014 are set forth below (in thousands):

	Year Ended December 31,
	2016	2015	2014
REAL ESTATE ASSETS:
Balance at beginning of period	$8,240,521	$8,187,183	$8,123,514
Additions during the period:
Additions and improvements	263,265	230,990	282,282
Acquisitions of real estate assets	—	182,747	—
Deductions during the period:
Disposals, deconsolidations and accumulated depreciation on impairments	(435,331)	(249,716)	(189,372)
Transfers from real estate assets	(3,986)	(4,738)	(11,383)
Impairment of real estate assets	(116,822)	(105,945)	(17,858)
Balance at end of period	$7,947,647	$8,240,521	$8,187,183

ACCUMULATED DEPRECIATION:
Balance at beginning of period	$2,382,568	$2,240,007	$2,056,357
Depreciation expense	272,697	274,544	269,602
Accumulated depreciation on real estate assets sold, retired, deconsolidated or impaired	(228,157)	(131,983)	(85,952)
Balance at end of period	$2,427,108	$2,382,568	$2,240,007

								Schedule IV
CBL & ASSOCIATES PROPERTIES, INC. CBL & ASSOCIATES LIMITED PARTNERSHIP MORTGAGE NOTES RECEIVABLE ON REAL ESTATE At December 31, 2016 (In thousands)
Name Of Center/Location	Interest Rate		Final Maturity Date		Monthly Payment Amount (1)	Balloon Payment At Maturity	Prior Liens	Face Amount Of Mortgage	Carrying Amount Of Mortgage (2)	Principal Amount Of Mortgage Subject To Delinquent Principal Or Interest
FIRST MORTGAGES:
Columbia Place Outparcel	5.00%		Feb-22		$3	$210	None	$360	$321	$—
One Park Place - Chattanooga, TN	5.00%		May-2022		21	—	None	3,200	1,194	—
Village Square - Houghton Lake, MI	3.75%		Mar-2018		9	1,583	None	2,627	1,644	—
Other	3.27% - 9.50%	(3)	Dec-2016 / Jan-2047	(4)	15	2,534		2,597	2,521	1,100
					$48	$4,327		$8,784	$5,680	$1,100

(1)	Equal monthly installments comprised of principal and interest, unless otherwise noted.

(2)	The aggregate carrying value for federal income tax purposes was $5,680 at December 31, 2016.

(3)	Mortgage notes receivable aggregated in Other include a variable-rate note that bears interest at prime plus 2.0%, currently at 5.75%, and a variable-rate note that bears interest at LIBOR plus 2.50%.

(4)
A $1,100 note for The Promenade at D'Iberville with a maturity date of December 2016 is in default at December 31, 2016. See Note 10 to the consolidated financial statements for additional information.

The changes in mortgage notes receivable were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Beginning balance	$7,776	$9,323	$19,120
Additions	—	—	360
Payments	(250)	(1,547)	(10,157)
Write-Offs (1)	(1,846)	—	—
Ending balance	$5,680	$7,776	$9,323

(1)	See Note 10 to the consolidated financial statements for more information.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended through May 6, 2016
3.2	Third Amended and Restated Bylaws of the Company, as amended through February 11, 2016 (z)
4.1	See Amended and Restated Certificate of Incorporation of the Company, as amended, and Third Amended and Restated Bylaws of the Company relating to the Common Stock, Exhibits 3.1 and 3.2 above
4.2	Certificate of Designations, dated June 25, 1998, relating to the 9.0% Series A Cumulative Redeemable Preferred Stock (c)
4.3	Certificate of Designation, dated April 30, 1999, relating to the Series 1999 Junior Participating Preferred Stock (c)
4.4	Terms of Series J Special Common Units of the Operating Partnership, pursuant to Article 4.4 of the Second Amended and Restated Partnership Agreement of the Operating Partnership (c)
4.5	Certificate of Designations, dated June 11, 2002, relating to the 8.75% Series B Cumulative Redeemable Preferred Stock (d)
4.6	Acknowledgment Regarding Issuance of Partnership Interests and Assumption of Partnership Agreement (f)
4.7	Certificate of Designations, dated August 13, 2003, relating to the 7.75% Series C Cumulative Redeemable Preferred Stock (e)
4.8	Certificate of Correction of the Certificate of Designations relating to the 7.75% Series C Cumulative Redeemable Preferred Stock (g)
4.9	Certificate of Designations, dated December 10, 2004, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (g)
4.9.1	Amended and Restated Certificate of Designations, dated February 25, 2010, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (l)
4.9.2	Second Amended and Restated Certificate of Designations, dated October 14, 2010, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (n)
4.10	Certificate of Designations, dated October 1, 2012, relating to the 6.625% Series E Cumulative Redeemable Preferred Stock (r)
4.11	Terms of the Series S Special Common Units of the Operating Partnership, pursuant to the Third Amendment to the Second Amended and Restated Partnership Agreement of the Operating Partnership (h)
4.12	Terms of the Series L Special Common Units of the Operating Partnership, pursuant to the Fourth Amendment to the Second Amended and Restated Partnership Agreement of the Operating Partnership (i)
4.13	Terms of the Series K Special Common Units of the Operating Partnership, pursuant to the First Amendment to the Third Amended and Restated Partnership Agreement of the Operating Partnership (i)
4.14.1	Indenture dated as of November 26, 2013, among CBL & Associates Limited Partnership, CBL & Associates Properties, Inc. and U.S. Bank National Association (aa)
4.14.2	First Supplemental Indenture, dated as of November 26, 2013, among CBL & Associates Limited Partnership, CBL & Associates Properties, Inc. and U.S. Bank National Association (aa)
4.14.3	Second Supplemental Indenture, dated as of December 13, 2016, among CBL & Associates Limited Partnership, CBL & Associates Properties, Inc. and U.S. Bank National Association (bb)
4.14.4	Limited Guarantee, dated as of November 26, 2013, of CBL & Associates Properties, Inc. (aa)
4.14.5	Global Note evidencing the 5.250% Senior Notes Due 2023 (aa)
4.14.6	Global Note evidencing the 4.60% Senior Notes Due 2024 (cc)
4.14.7	Global Note evidencing the 5.950% Senior Notes Due 2026 (bb)
10.1.1	Fourth Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated November 2, 2010 (o)
10.1.2	Certificate of Designation, dated October 1, 2012, relating to the 6.625% Series E Cumulative Preferred Units (s)
10.2.1	CBL & Associates Properties, Inc. Second Amended and Restated Stock Incentive Plan† (m)

Exhibit Number	Description
10.2.2	Form of Stock Restriction Agreement for restricted stock awards in 2006 and subsequent years† (k)
10.2.3	First Amendment to CBL & Associates Properties, Inc. Second Amended and Restated Stock Incentive Plan† (p)
10.2.4	CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (q)
10.2.5	Original Form of Stock Restriction Agreement for Restricted Stock Awards under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (v)
10.2.6	Form of Stock Restriction Agreement for Restricted Stock Awards under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan (effective May 2013)† (x)*
10.2.7	Amendment No. 1 to CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (dd)
10.2.8	Form of Performance Stock Unit Award Agreement under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (ee)
10.2.9	Form of Named Executive Officer Stock Restriction Agreement under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (ee)
10.2.10	CBL & Associates Properties, Inc. Named Executive Officer Annual Incentive Compensation Plan (AIP) (Fiscal Year 2015)† (ee)
10.2.11	CBL & Associates Properties, Inc. Named Executive Officer Annual Incentive Compensation Plan (AIP) (Fiscal Year 2016)† (z)
10.2.12	CBL & Associates Properties, Inc. Named Executive Officer Annual Incentive Compensation Plan (AIP) (Fiscal Year 2017)† (hh)
10.3.1	Form of Indemnification Agreements between the Company and the Management Company and their officers and directors, for agreements executed prior to 2013 (a)
10.3.2	Form of Indemnification Agreements between the Company and the Management Company and their officers and directors, for agreements executed in 2013 and subsequent years (ee)
10.4.1	Employment Agreement for Charles B. Lebovitz† (a)
10.4.2	Employment Agreement for Stephen D. Lebovitz† (a)
10.4.3	Summary Description of CBL & Associates Properties, Inc. Director Compensation Arrangements†
10.4.4	CBL & Associates Properties, Inc. Tier III Post-65 Retiree Program† (t)
10.5	Option Agreement relating to Outparcels (a)
10.6	Share Ownership Agreement by and among the Company and its related parties and the Jacobs entities, dated as of January 31, 2001 (b)
10.7.1	Registration Rights Agreement by and between the Company and the Holders of SCU’s listed on Schedule A thereto, dated as of January 31, 2001 (b)
10.7.2	Registration Rights Agreement by and between the Company and Frankel Midland Limited Partnership, dated as of January 31, 2001 (b)
10.7.3	Registration Rights Agreement by and between the Company and Hess Abroms Properties of Huntsville, dated as of January 31, 2001 (b)
10.7.4	Registration Rights Agreement by and between the Company and the Holders of Series S Special Common Units of the Operating Partnership listed on Schedule A thereto, dated July 28, 2004 (h)
10.7.5	Form of Registration Rights Agreements between the Company and Certain Holders of Series K Special Common Units of the Operating Partnership, dated as of November 16, 2005 (i)
10.8.1	Amended and Restated Loan Agreement by and among the Operating Partnership, the Company and First Tennessee Bank National Association, et. a. dated February 22, 2013 (u)
10.8.2	First Modification to Amended and Restated Loan Agreement by and among the Operating Partnership, the Company and First Tennessee Bank National Association, et. al. dated December 16, 2013 (dd)
10.8.3	Second Modification to Amended and Restated Loan Agreement by and among the Operating Partnership, the Company and First Tennessee Bank National Association, et. al dated January 16, 2015 (ff)
10.8.4	Third Modification to Amended and Restated Loan Agreement by and among the Operating Partnership, the Company and First Tennessee Bank National Association, et. al. dated October 20, 2015 (gg)

Exhibit Number	Description
10.9
Amended and Restated Limited Liability Company Agreement of JG Gulf Coast Town Center LLC by and between JG Gulf Coast Member LLC, an Ohio limited liability company and CBL/Gulf Coast, LLC, a Florida limited liability company, dated April 27, 2005 (i)

10.10.1	Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Oak Park Mall named therein, dated as of October 17, 2005 (i)
10.10.2	First Amendment to Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Oak Park Mall named therein, dated as of November 8, 2005 (i)
10.10.3	Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Eastland Mall named therein, dated as of October 17, 2005 (i)
10.10.4	First Amendment to Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Eastland Mall named therein, dated as of November 8, 2005 (i)
10.10.5	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and the owners of Hickory Point Mall named therein, dated as of October 17, 2005 (i)
10.10.6	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and the owner of Eastland Medical Building, dated as of October 17, 2005 (i)
10.10.7
Letter Agreement, dated as of October 17, 2005, between the Company and the other parties to the acquisition agreements listed above for Oak Park Mall, Eastland Mall, Hickory Point Mall and Eastland Medical Building (i)

10.11.1
Master Transaction Agreement by and among REJ Realty LLC, JG Realty Investors Corp., JG Manager LLC, JG North Raleigh L.L.C., JG Triangle Peripheral South LLC, and the Operating Partnership, effective October 24, 2005 (j)

10.11.2
Amended and Restated Limited Liability Company Agreement of Triangle Town Member, LLC by and among CBL Triangle Town Member, LLC and REJ Realty LLC, JG Realty Investors Corp. and JG Manager LLC, effective as of November 16, 2005 (j)

10.12.1	Term Loan Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et al., dated July 30, 2013 (y)
10.12.2	First Amendment to Term Loan Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et. al., dated October 16, 2015 (ff)
10.13.1	Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and Cantor Fitzgerald & Co. (w)
10.13.2	Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and J.P. Morgan Securities LLC (w)
10.13.3	Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and KeyBanc Capital Markets Inc. (w)
10.13.4	Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and RBC Capital Markets, LLC (w)
10.13.5	Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and Wells Fargo Securities, LLC (w)
10.14	Term Loan Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et. al., dated October 16, 2015 (gg)
10.15	Fourth Amended and Restated Credit Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et. al, dated October 16, 2015 (gg)
10.16	Ninth Amended and Restated Credit Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et. al,, dated October 16, 2015 (gg)
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of CBL & Associates Properties, Inc.
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of CBL & Associates Limited Partnership
12.3	Computation of Ratio of Earnings to Fixed Charges of CBL & Associates Properties, Inc.
12.4	Computation of Ratio of Earnings to Fixed Charges of CBL & Associates Limited Partnership
21	Subsidiaries of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership
23.1	Consent of Deloitte & Touche LLP (for the Company)
23.2	Consent of Deloitte & Touche LLP (for the Operating Partnership)

Exhibit Number	Description
24	Power of Attorney
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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(a)	Incorporated by reference to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 33-67372), as filed with the Commission on January 27, 1994.*

(b)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on February 6, 2001.*

(c)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

(d)	Incorporated by reference from the Company's Current Report on Form 8-K, dated June 10, 2002, filed on June 17, 2002.*

(e)	Incorporated by reference from the Company's Registration Statement on Form 8-A, filed on August 21, 2003.*

(f)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*

(g)	Incorporated by reference from the Company's Registration Statement on Form 8-A, filed on December 10, 2004.*

(h)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.*

(i)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on November 22, 2005.*

(j)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.*

(k)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on May 24, 2006.*

(l)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on March 1, 2010.*

(m)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.*

(n)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on October 18, 2010.*

(o)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on November 5, 2010.*

(p)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.*

(q)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on May 10, 2012.*

(r)	Incorporated by reference from the Company's Registration Statement on Form 8-A, filed on October 1, 2012.*

(s)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on October 5, 2012.*

(t)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on November 9, 2012.*

(u)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on February 28, 2013.*

(v)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.*

(w)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on March 1, 2013.*

(x)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on May 17, 2013.*

(y)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on August 5, 2013.*

(z)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 16, 2016.**

(aa)	Incorporated by reference from the Company's Current Report on Form 8-K, dated and filed on November 26, 2013.**

(bb)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed December 13, 2016.**

(cc)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed October 8, 2014.**

(dd)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.**

(ee)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.**

(ff)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.**

(gg)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.**

(hh)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 3, 2017.**

†	A management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.

* Commission File No. 1-12494
** Commission File No. 1-12494 and 333-182515-01