Form 10-Q
period 2017-03-31
CBL & ASSOCIATES PROPERTIES INC; CBL & ASSOCIATES LIMITED PARTNERSHIP
filed 2017-05-10
CIK 910612, 915140

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

CBL & Associates Properties, Inc.
Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

CBL & Associates Limited Partnership
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CBL & Associates Properties, Inc.	Yes ☐	No ☒
CBL & Associates Limited Partnership	Yes ☐	No ☒
As of May 5, 2017, there were 171,096,104 shares of CBL & Associates Properties, Inc.'s common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2017 of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the "Company" mean CBL & Associates Properties, Inc. and its subsidiaries. References to the "Operating Partnership" mean CBL & Associates Limited Partnership and its subsidiaries. The terms "we," "us" and "our" refer to the Company or the Company and the Operating Partnership collectively, as the context requires.
The Company is a real estate investment trust ("REIT") whose stock is traded on the New York Stock Exchange. The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At March 31, 2017, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 84.8% limited partner interest for a combined interest held by the Company of 85.8%.
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

•
certain accompanying notes to condensed consolidated financial statements, including Note 5 - Unconsolidated Affiliates and Noncontrolling Interests; Note 6 - Mortgage and Other Indebtedness, Net; Note 7 - Comprehensive Income; and Note 11 - Earnings per Share and Earnings per Unit;

•	controls and procedures in Item 4 of Part I of this report;

•	information concerning unregistered sales of equity securities and use of proceeds in Item 2 of Part II of this report; and

•	certifications of the Chief Executive Officer and Chief Financial Officer included as Exhibits 31.1 through 32.4.

CBL & Associates Properties, Inc.
CBL & Associates Limited Partnership

PART I – FINANCIAL INFORMATION

ITEM 1:   Financial Statements
CBL & Associates Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

ASSETS (1)	March 31, 2017	December 31, 2016
Real estate assets:
Land	$851,977	$820,979
Buildings and improvements	6,964,175	6,942,452
	7,816,152	7,763,431
Accumulated depreciation	(2,477,356)	(2,427,108)
	5,338,796	5,336,323
Held for sale	—	5,861
Developments in progress	185,228	178,355
Net investment in real estate assets	5,524,024	5,520,539
Cash and cash equivalents	27,553	18,951
Receivables:
Tenant, net of allowance for doubtful accounts of $1,875 and $1,910 in 2017 and 2016, respectively	90,485	94,676
Other, net of allowance for doubtful accounts of $838 in 2017 and 2016	11,519	6,227
Mortgage and other notes receivable	16,347	16,803
Investments in unconsolidated affiliates	262,216	266,872
Intangible lease assets and other assets	194,005	180,572
	$6,126,149	$6,104,640

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness, net	$4,522,480	$4,465,294
Accounts payable and accrued liabilities	273,745	280,498
Total liabilities (1)	4,796,225	4,745,792
Commitments and contingencies (Note 6 and Note 12)
Redeemable noncontrolling interests	15,472	17,996
Shareholders' equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized:
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding	18	18
6.625% Series E Cumulative Redeemable Preferred Stock, 690,000 shares outstanding	7	7
Common stock, $.01 par value, 350,000,000 shares authorized, 171,093,900 and 170,792,645 issued and outstanding in 2017 and 2016, respectively	1,711	1,708
Additional paid-in capital	1,971,155	1,969,059
Dividends in excess of cumulative earnings	(764,524)	(742,078)
Total shareholders' equity	1,208,367	1,228,714
Noncontrolling interests	106,085	112,138
Total equity	1,314,452	1,340,852
	$6,126,149	$6,104,640

(1)
As of March 31, 2017, includes $663,290 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $444,033 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 5.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Operations (In thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2017	2016
REVENUES:
Minimum rents	$159,750	$170,629
Percentage rents	2,389	4,673
Other rents	3,652	5,062
Tenant reimbursements	67,291	73,366
Management, development and leasing fees	3,452	2,581
Other	1,479	6,767
Total revenues	238,013	263,078

OPERATING EXPENSES:
Property operating	34,914	38,628
Depreciation and amortization	71,220	76,506
Real estate taxes	22,083	23,028
Maintenance and repairs	13,352	14,548
General and administrative	16,082	17,168
Loss on impairment	3,263	19,685
Other	—	9,685
Total operating expenses	160,914	199,248
Income from operations	77,099	63,830
Interest and other income	1,404	360
Interest expense	(56,201)	(55,231)
Gain on extinguishment of debt	4,055	6
Income tax benefit	800	537
Equity in earnings of unconsolidated affiliates	5,373	32,390
Income from continuing operations before gain on sales of real estate assets	32,530	41,892
Gain on sales of real estate assets	5,988	—
Net income	38,518	41,892
Net (income) loss attributable to noncontrolling interests in:
Operating Partnership	(3,690)	(4,945)
Other consolidated subsidiaries	(713)	3,127
Net income attributable to the Company	34,115	40,074
Preferred dividends	(11,223)	(11,223)
Net income attributable to common shareholders	$22,892	$28,851

Basic and diluted per share data attributable to common shareholders:
Net income attributable to common shareholders	$0.13	$0.17
Weighted-average common and potential dilutive common shares outstanding	170,989	170,669

Dividends declared per common share	$0.265	$0.265

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$38,518	$41,892

Other comprehensive income:
Unrealized gain on hedging instruments	—	877
Reclassification of hedging effect on earnings	—	(443)
Total other comprehensive income	—	434

Comprehensive income	38,518	42,326
Comprehensive (income) loss attributable to noncontrolling interests in:
Operating Partnership	(3,690)	(5,008)
Other consolidated subsidiaries	(713)	3,127
Comprehensive income attributable to the Company	$34,115	$40,445

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
 (Unaudited)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2016	$25,330	$25	$1,705	$1,970,333	$1,935	$(689,028)	$1,284,970	$114,629	$1,399,599
Net income (loss)	(3,225)	—	—	—	—	40,074	40,074	5,043	45,117
Other comprehensive income	3	—	—	—	371	—	371	60	431
Dividends declared - common stock	—	—	—	—	—	(45,261)	(45,261)	—	(45,261)
Dividends declared - preferred stock	—	—	—	—	—	(11,223)	(11,223)	—	(11,223)
Issuances of 323,353 shares of common stock and restricted common stock	—	—	3	339	—	—	342	—	342
Cancellation of 23,066 shares of restricted common stock	—	—	—	(214)	—	—	(214)	—	(214)
Performance stock units	—	—	—	258	—	—	258	—	258
Amortization of deferred compensation	—	—	—	1,254	—	—	1,254	—	1,254
Adjustment for noncontrolling interests	288	—	—	(1,490)	(2,306)	—	(3,796)	3,509	(287)
Adjustment to record redeemable noncontrolling interests at redemption value	592	—	—	(592)	—	—	(592)	—	(592)
Distributions to noncontrolling interests	(2,134)	—	—	—	—	—	—	(9,528)	(9,528)
Balance, March 31, 2016	$20,854	$25	$1,708	$1,969,888	$—	$(705,438)	$1,266,183	$113,713	$1,379,896

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)
(Continued)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2017	$17,996	$25	$1,708	$1,969,059	$(742,078)	$1,228,714	$112,138	$1,340,852
Net income	204	—	—	—	34,115	34,115	4,199	38,314
Dividends declared - common stock	—	—	—	—	(45,338)	(45,338)	—	(45,338)
Dividends declared - preferred stock	—	—	—	—	(11,223)	(11,223)	—	(11,223)
Issuances of 330,938 shares of common stock and restricted common stock	—	—	3	371	—	374	—	374
Cancellation of 29,683 shares of restricted common stock	—	—	—	(294)	—	(294)	—	(294)
Performance stock units	—	—	—	344	—	344	—	344
Amortization of deferred compensation	—	—	—	1,246	—	1,246	—	1,246
Adjustment for noncontrolling interests	730	—	—	(1,572)	—	(1,572)	842	(730)
Adjustment to record redeemable noncontrolling interests at redemption value	(2,315)	—	—	2,001	—	2,001	314	2,315
Deconsolidation of investment	—	—	—	—	—	—	(2,231)	(2,231)
Contributions from noncontrolling interests	—	—	—	—	—	—	263	263
Distributions to noncontrolling interests	(1,143)	—	—	—	—	—	(9,440)	(9,440)
Balance, March 31, 2017	$15,472	$25	$1,711	$1,971,155	$(764,524)	$1,208,367	$106,085	$1,314,452

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,518	$41,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,220	76,506
Net amortization of deferred financing costs, debt premiums and discounts	1,113	717
Net amortization of intangible lease assets and liabilities	(748)	(622)
Gain on sales of real estate assets	(5,988)	—
Write-off of development projects	—	1
Share-based compensation expense	1,912	1,802
Loss on impairment	3,263	19,685
Gain on extinguishment of debt	(4,055)	—
Equity in earnings of unconsolidated affiliates	(5,373)	(32,390)
Distributions of earnings from unconsolidated affiliates	3,995	4,113
Provision for doubtful accounts	1,744	2,104
Change in deferred tax accounts	1,608	99
Changes in:
Tenant and other receivables	(2,838)	(4,458)
Other assets	(4,816)	(5,115)
Accounts payable and accrued liabilities	5,321	(18,557)
Net cash provided by operating activities	104,876	85,777

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(51,522)	(34,304)
Acquisitions of real estate assets	(79,799)	—
Additions to restricted cash	(412)	(3,133)
Proceeds from sales of real estate assets	13,716	33,425
Additions to mortgage and other notes receivable	—	(2,484)
Payments received on mortgage and other notes receivable	456	231
Additional investments in and advances to unconsolidated affiliates	(2,723)	(4,363)
Distributions in excess of equity in earnings of unconsolidated affiliates	7,907	9,023
Changes in other assets	(7,749)	(528)
Net cash used in investing activities	(120,126)	(2,133)

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$389,391	$90,702
Principal payments on mortgage and other indebtedness	(298,374)	(118,102)
Additions to deferred financing costs	(120)	(79)
Proceeds from issuances of common stock	49	40
Contributions from noncontrolling interests	263	—
Payment of tax withholdings for restricted stock awards	(292)	—
Distributions to noncontrolling interests	(10,582)	(11,662)
Dividends paid to holders of preferred stock	(11,223)	(11,223)
Dividends paid to common shareholders	(45,260)	(45,181)
Net cash provided by (used in) financing activities	23,852	(95,505)

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,602	(11,861)
CASH AND CASH EQUIVALENTS, beginning of period	18,951	36,892
CASH AND CASH EQUIVALENTS, end of period	$27,553	$25,031

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$37,063	$45,115

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Balance Sheets
(In thousands, except unit data)
(Unaudited)

ASSETS (1)	March 31, 2017	December 31, 2016
Real estate assets:
Land	$851,977	$820,979
Buildings and improvements	6,964,175	6,942,452
	7,816,152	7,763,431
Accumulated depreciation	(2,477,356)	(2,427,108)
	5,338,796	5,336,323
Held for sale	—	5,861
Developments in progress	185,228	178,355
Net investment in real estate assets	5,524,024	5,520,539
Cash and cash equivalents	27,547	18,943
Receivables:
Tenant, net of allowance for doubtful accounts of $1,875 and $1,910 in 2017 and 2016, respectively	90,485	94,676
Other, net of allowance for doubtful accounts of $838 in 2017 and 2016	11,470	6,179
Mortgage and other notes receivable	16,347	16,803
Investments in unconsolidated affiliates	262,748	267,405
Intangible lease assets and other assets	193,883	180,452
	$6,126,504	$6,104,997

LIABILITIES, REDEEMABLE INTERESTS AND CAPITAL
Mortgage and other indebtedness, net	$4,522,480	$4,465,294
Accounts payable and accrued liabilities	273,807	280,528
Total liabilities (1)	4,796,287	4,745,822
Commitments and contingencies (Note 6 and Note 12)
Redeemable common units	15,472	17,996
Partners' capital:
Preferred units	565,212	565,212
Common units:
General partner	7,528	7,781
Limited partners	732,686	756,083
Total partners' capital	1,305,426	1,329,076
Noncontrolling interests	9,319	12,103
Total capital	1,314,745	1,341,179
	$6,126,504	$6,104,997

(1)
As of March 31, 2017, includes $663,290 of assets related to consolidated variable interest entities that can only be used to settle obligations of the consolidated variable interest entities and $444,033 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Operating Partnership. See Note 5.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership Condensed Consolidated Statements of Operations (In thousands, except per unit data) (Unaudited)

	Three Months Ended March 31,
	2017	2016
REVENUES:
Minimum rents	$159,750	$170,629
Percentage rents	2,389	4,673
Other rents	3,652	5,062
Tenant reimbursements	67,291	73,366
Management, development and leasing fees	3,452	2,581
Other	1,479	6,767
Total revenues	238,013	263,078

OPERATING EXPENSES:
Property operating	34,914	38,628
Depreciation and amortization	71,220	76,506
Real estate taxes	22,083	23,028
Maintenance and repairs	13,352	14,548
General and administrative	16,082	17,168
Loss on impairment	3,263	19,685
Other	—	9,685
Total operating expenses	160,914	199,248
Income from operations	77,099	63,830
Interest and other income	1,404	360
Interest expense	(56,201)	(55,231)
Gain on extinguishment of debt	4,055	6
Income tax benefit	800	537
Equity in earnings of unconsolidated affiliates	5,373	32,390
Income from continuing operations before gain on sales of real estate assets	32,530	41,892
Gain on sales of real estate assets	5,988	—
Net income	38,518	41,892
Net (income) loss attributable to noncontrolling interests	(713)	3,127
Net income attributable to the Operating Partnership	37,805	45,019
Distributions to preferred unitholders	(11,223)	(11,223)
Net income attributable to common unitholders	$26,582	$33,796

Basic and diluted per unit data attributable to common unitholders:
Net income attributable to common unitholders	$0.13	$0.17
Weighted-average common and potential dilutive common units outstanding	199,281	199,926

Distributions declared per common unit	$0.273	$0.273

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$38,518	$41,892

Other comprehensive income:
Unrealized gain on hedging instruments	—	877
Reclassification of hedging effect on earnings	—	(443)
Total other comprehensive income	—	434

Comprehensive income	38,518	42,326
Comprehensive (income) loss attributable to noncontrolling interests	(713)	3,127
Comprehensive income of the Operating Partnership	$37,805	$45,453

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Capital
(In thousands)
 (Unaudited)

	Redeemable Interests			Number of			Common Units
	Redeemable Noncontrolling Interests	Redeemable Common Units	Total Redeemable Interests	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital	Noncontrolling Interests	Total Capital
Balance, January 1, 2016	$5,586	$19,744	$25,330	25,050	199,748	$565,212	$8,435	$822,383	$(868)	$1,395,162	$4,876	$1,400,038
Net income (loss)	(3,489)	264	(3,225)	—	—	11,223	344	33,188	—	44,755	362	45,117
Other comprehensive income	—	3	3	—	—	—	—	—	431	431	—	431
Distributions declared - common units	—	(1,143)	(1,143)	—	—	—	(533)	(52,895)	—	(53,428)	—	(53,428)
Distributions declared - preferred units	—	—	—	—	—	(11,223)	—	—	—	(11,223)	—	(11,223)
Issuances of common units	—	—	—	—	323	—	—	342	—	342	—	342
Cancellation of restricted common stock	—	—	—	—	(23)	—	—	(214)	—	(214)	—	(214)
Performance stock units	—	—	—	—	—	—	3	255	—	258	—	258
Amortization of deferred compensation	—	—	—	—	—	—	12	1,242	—	1,254	—	1,254
Allocation of partners' capital	—	288	288	—	—	—	(31)	(496)	437	(90)	—	(90)
Adjustment to record redeemable interests at redemption value	592	—	592	—	—	—	(6)	(586)	—	(592)	—	(592)
Distributions to noncontrolling interests	(991)	—	(991)	—	—	—	—	—	—	—	(1,361)	(1,361)
Balance, March 31, 2016	$1,698	$19,156	$20,854	25,050	200,048	$565,212	$8,224	$803,219	$—	$1,376,655	$3,877	$1,380,532

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Capital
(In thousands)
(Unaudited)
(Continued)

		Number of			Common Units
	Redeemable Common Units	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Total Partners' Capital	Noncontrolling Interests	Total Capital
Balance, January 1, 2017	$17,996	25,050	199,085	$565,212	$7,781	$756,083	$1,329,076	$12,103	$1,341,179
Net income	204	—	—	11,223	271	26,107	37,601	713	38,314
Distributions declared - common units	(1,143)	—	—	—	(533)	(52,716)	(53,249)	—	(53,249)
Distributions declared - preferred units	—	—	—	(11,223)	—	—	(11,223)	—	(11,223)
Issuances of common units	—	—	331	—	—	374	374	—	374
Cancellation of restricted common stock	—	—	(30)	—	—	(294)	(294)	—	(294)
Performance stock units	—	—	—	—	3	341	344	—	344
Amortization of deferred compensation	—	—	—	—	13	1,233	1,246	—	1,246
Allocation of partners' capital	730	—	—	—	(31)	(733)	(764)	—	(764)
Adjustment to record redeemable interests at redemption value	(2,315)	—	—	—	24	2,291	2,315	—	2,315
Deconsolidation of investment	—	—	—	—	—	—	—	(2,231)	(2,231)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	263	263
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,529)	(1,529)
Balance, March 31, 2017	$15,472	25,050	199,386	$565,212	$7,528	$732,686	$1,305,426	$9,319	$1,314,745

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,518	$41,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,220	76,506
Net amortization of deferred financing costs, debt premiums and discounts	1,113	717
Net amortization of intangible lease assets and liabilities	(748)	(622)
Gain on sales of real estate assets	(5,988)	—
Write-off of development projects	—	1
Share-based compensation expense	1,912	1,802
Loss on impairment	3,263	19,685
Gain on extinguishment of debt	(4,055)	—
Equity in earnings of unconsolidated affiliates	(5,373)	(32,390)
Distributions of earnings from unconsolidated affiliates	3,995	4,113
Provision for doubtful accounts	1,744	2,104
Change in deferred tax accounts	1,608	99
Changes in:
Tenant and other receivables	(2,838)	(4,410)
Other assets	(4,816)	(5,115)
Accounts payable and accrued liabilities	5,323	(18,605)
Net cash provided by operating activities	104,878	85,777

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(51,522)	(34,304)
Acquisition of real estate assets	(79,799)	—
Additions to restricted cash	(412)	(3,133)
Proceeds from sales of real estate assets	13,716	33,425
Additions to mortgage and other notes receivable	—	(2,484)
Payments received on mortgage and other notes receivable	456	231
Additional investments in and advances to unconsolidated affiliates	(2,723)	(4,363)
Distributions in excess of equity in earnings of unconsolidated affiliates	7,907	9,023
Changes in other assets	(7,749)	(528)
Net cash used in investing activities	(120,126)	(2,133)

CBL & Associates Limited Partnership Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$389,391	$90,702
Principal payments on mortgage and other indebtedness	(298,374)	(118,102)
Additions to deferred financing costs	(120)	(79)
Proceeds from issuances of common units	49	40
Contributions from noncontrolling interests	263	—
Payment of tax withholdings for restricted stock awards	(292)	—
Distributions to noncontrolling interests	(2,672)	(2,352)
Distributions to preferred unitholders	(11,223)	(11,223)
Distributions to common unitholders	(53,170)	(54,491)
Net cash provided by (used in) financing activities	23,852	(95,505)

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,604	(11,861)
CASH AND CASH EQUIVALENTS, beginning of period	18,943	36,887
CASH AND CASH EQUIVALENTS, end of period	$27,547	$25,026

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$37,063	$45,115

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
CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the “Operating Partnership”), which is a variable interest entity ("VIE"). In accordance with the guidance in Accounting Standards Codification ("ASC") 810, Consolidations, the Company is exempt from providing further disclosures related to the Operating Partnership's VIE classification. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a VIE.  As of March 31, 2017, the Operating Partnership owned interests in the following properties:

	Malls (1)	Associated Centers	Community Centers	Office Buildings		Total
Consolidated properties	64	20	4	5	(2)	93
Unconsolidated properties (3)	9	3	5	—		17
Total	73	23	9	5		110

(1)	Category consists of regional malls, open-air centers and outlet centers (including one mixed-use center).

(2)	Includes CBL's two corporate office buildings.

(3)	The Operating Partnership accounts for these investments using the equity method because one or more of the other partners have substantive participating rights.
At March 31, 2017, the Operating Partnership had interests in the following consolidated properties under development:

	Malls	Associated Centers
Development	1	—
Expansions	2	—
Redevelopments	7	1
The Operating Partnership also holds options to acquire certain development properties owned by third parties.
CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At March 31, 2017, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 84.8% limited partner interest for a combined interest held by CBL of 85.8%.
As used herein, the term "Company" includes CBL & Associates Properties, Inc. and its subsidiaries, including CBL & Associates Limited Partnership and its subsidiaries, unless the context indicates otherwise. The term "Operating Partnership" refers to CBL & Associates Limited Partnership and its subsidiaries.
The noncontrolling interest in the Operating Partnership is held by CBL & Associates, Inc., its shareholders and affiliates and certain senior officers of the Company (collectively "CBL's Predecessor"), all of which contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993, and by various third parties. At March 31, 2017, CBL’s Predecessor owned a 9.1% limited partner interest and third parties owned a 5.1% limited partner interest in the Operating Partnership.  CBL's Predecessor also owned 3.8 million shares of CBL’s common stock at March 31, 2017, for a total combined effective interest of 11.0% in the Operating Partnership.

The Operating Partnership conducts the Company’s property management and development activities through its wholly owned subsidiary, CBL & Associates Management, Inc. (the “Management Company”), to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).
The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. All intercompany transactions have been eliminated. The results for the interim period ended March 31, 2017 are not necessarily indicative of the results to be obtained for the full fiscal year.
These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2016.
Note 2 – Recent Accounting Pronouncements
Accounting Guidance Adopted
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 identifies areas for simplification of accounting for share-based payment transactions. ASU 2016-09 allows an entity to make an accounting policy election to either (1) recognize forfeitures as they occur or (2) continue to estimate the number of awards expected to be forfeited. The Company elected to account for forfeitures of share-based payments as they occur. As the amount of the retrospective adjustment was nominal, the Company elected not to record the change. See Note 13 for further information on the adoption of this guidance. The guidance also requires that when an employer withholds shares upon the vesting of restricted shares for the purpose of meeting tax withholding requirements, that the cash paid for withholding taxes is classified as a financing activity on the statement of cash flows. The Company previously included these amounts within operating activities. For public companies, ASU 2016-09 was effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period and was to be applied on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of the date of adoption. The Company adopted ASU 2016-09 as of January 1, 2017 and it did not have a material impact on its condensed consolidated financial statements and related disclosures. The change in the Company's condensed consolidated statements of cash flows related to the prior-year periods is as follows:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2016
Net cash provided by operating activities (1)	$85,777	$128,384	$125,464	$128,954
Reclassification of cash payments for withheld shares	202	87	(69)	60
Net cash provided by operating activities (2)	$85,979	$128,471	$125,395	$129,014

Net cash used in financing activities (1)	$(95,505)	$(162,774)	$(89,447)	$(137,348)
Reclassification of cash payments for withheld shares	(202)	(87)	69	(60)
Net cash used in financing activities (2)	$(95,707)	$(162,861)	$(89,378)	$(137,408)

(1)	Prior to adoption of ASU 2016-09.

(2)	Subsequent to adoption of ASU 2016-09.
In October 2016, the FASB issued ASU 2016-17, Interests Held Through Related Parties That Are under Common Control, ("ASU 2016-17") which amended the consolidation guidance in ASU 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"), to change how a reporting entity that is a single decision maker of a VIE should consider indirect interests in a VIE held through related parties that are under common control with the entity when determining whether it is the primary beneficiary of the VIE. ASU 2016-17 simplifies the analysis to require consideration of only an entity's proportionate indirect interest in a VIE held through a party under common control. For public companies, ASU 2016-17 was effective for fiscal years beginning after December 15, 2016 including interim periods therein. The guidance was applied retrospectively to all periods in fiscal year 2016, which is the period in which ASU 2015-02 was adopted by the Company. The Company adopted ASU 2016-17 as of January 1, 2017 and it did not have a material impact on its condensed consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, ("ASU 2017-01"), which provides a more narrow definition of a business to be used in determining the accounting treatment of an acquisition. Under ASC 805, Business Combinations, the Company generally accounted for acquisitions of shopping center properties as acquisitions of a business. Under ASU 2017-01, more acquisitions are expected to be accounted for as acquisitions of assets. Transaction costs for asset acquisitions are capitalized while those related to business acquisitions are expensed. For public companies, ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods therein and is to be applied prospectively to any transactions occurring within the period of adoption. Early adoption is permitted. The Company adopted ASU 2017-01 as of January 1, 2017. The Company expects most of its future acquisitions of shopping center properties will be accounted for as acquisitions of assets in accordance with the guidance in ASU 2017-01.
In January 2017, the FASB issued ASU 2017-03, Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings, ("ASU 2017-03"), which provides guidance related to the disclosure of the potential impact that the adoption of ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"); ASU 2016-02, Leases ("ASU 2016-02") and ASU 2016-13, Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") could have on the Company's condensed consolidated financial statements. ASU 2017-03 was effective upon issuance and the Company has incorporated this guidance within its current disclosures.
Accounting Guidance Not Yet Effective
In May 2014, the FASB and the International Accounting Standards Board jointly issued ASU 2014-09. The objective of this converged standard is to enable financial statement users to better understand and analyze revenue by replacing current transaction and industry-specific guidance with a more principles-based approach to revenue recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that the entity expects to be entitled to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other guidance such as lease and insurance contracts. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, ("ASU 2015-14") which allows an additional one year deferral of ASU 2014-09. As a result, ASU 2014-09 is effective for annual periods beginning after December 15, 2017 and interim periods within those years using one of two retrospective application methods. Early adoption would be permitted only for annual reporting periods beginning after December 15, 2016 and interim periods within those years. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08"). The guidance in ASU 2016-08 clarifies the implementation of ASU 2014-09 on principal versus agent consideration and has the same effective date as ASU 2014-09, as deferred by ASU 2015-14. During the quarter ended June 30, 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, and ASU 2016-12, Narrow Scope Improvements and Practical Expedients. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. These amendments are intended to improve and clarify the implementation guidance of ASU 2014-09 and have the same effective date as ASU 2014-09, as deferred by ASU 2015-14. As the majority of the Company's revenue is derived from real estate lease contracts, the Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements. The Company expects to adopt the guidance using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of the Company's adoption, which will be January 1, 2018.
In February 2016, the FASB issued ASU 2016-02. The objective of ASU 2016-02 is to increase transparency and comparability by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, lessees will be required to recognize a right-of-use asset and corresponding lease liability on the balance sheet for all leases with terms greater than 12 months. The guidance applied by a lessor under ASU 2016-02 is substantially similar to existing GAAP. For public companies, ASU 2016-02 is effective for annual periods beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. Lessees and lessors are required to use a modified retrospective transition method for all leases existing at, or entered into after, the date of initial application. Accordingly, they would apply the new accounting model for the earliest year presented in the financial statements. A number of practical expedients may also be elected. Under the new guidance, common area maintenance recoveries must be accounted for as a non-lease component. The Company is evaluating whether the bifurcation of common area maintenance will affect the timing or recognition of certain lease revenues. Also, only direct leasing costs may be capitalized under ASU 2016-02. Current guidance also allows the capitalization of indirect leasing costs. Additionally, the Company is analyzing its current ground lease obligations under ASU 2016-02. The Company has done a preliminary assessment and continues to evaluate the potential impact the guidance may have on its condensed consolidated financial statements and related disclosures and will adopt ASU 2016-02 as of January 1, 2019.

In June 2016, the FASB issued ASU 2016-13. The objective of ASU 2016-13 is to provide financial statement users with information about expected credit losses on financial assets and other commitments to extend credit by a reporting entity. The guidance replaces the current incurred loss impairment model, which reflects credit events, with a current expected credit loss model, which recognizes an allowance for credit losses based on an entity's estimate of contractual cash flows not expected to be collected. For public companies that are SEC filers, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. Early adoption is permitted. The guidance is to be applied on a modified retrospective basis. The Company plans to adopt ASU 2016-13 as of January 1, 2020 and is evaluating the impact that this update may have on its condensed consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). The objective of ASU 2016-15 is to reduce diversity in practice in the classification of certain items in the statement of cash flows, including the classification of distributions received from equity method investees. For public companies, ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. Early adoption is permitted. The guidance is to be applied on a retrospective basis. The Company plans to adopt ASU 2016-15 as of January 1, 2018 and does not expect the guidance to have a material impact on its condensed consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Restricted Cash, ("ASU 2016-18") to address diversity in practice related to the classification and presentation of changes in restricted cash. The update requires a reporting entity to explain the change in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents in reconciling the beginning-of-period and end-of-period total amounts on the statement of cash flows. For public companies, ASU 2016-18 is effective on a retrospective basis for fiscal years beginning after December 15, 2017, including interim periods therein. Early adoption is permitted. The Company plans to adopt the update as of January 1, 2018 and does not expect ASU 2016-18 to have a material impact on its condensed consolidated financial statements.
In February 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05"), which will apply to the partial sale or transfer of nonfinancial assets, including real estate assets, to unconsolidated joint ventures. ASU 2017-05 requires 100% of the gain or loss to be recognized for nonfinancial assets transferred to an unconsolidated joint venture and any noncontrolling interest received in such nonfinancial assets to be measured at fair value. ASU 2017-05 has the same effective date as ASU 2014-09, as deferred by ASU 2015-14, and is effective for the Company on January 1, 2018.  ASU 2017-05 is to be applied using either a full or modified retrospective transition method. This adjustment will (1) mark investments in unconsolidated joint ventures to fair value as of the date of contribution to the unconsolidated joint ventures, and (2) recognize the remainder of the gain or loss associated with transferring the assets to the unconsolidated joint venture. The Company is in the process of determining which method to use for the application of this guidance and is identifying transactions related to the partial sale of real estate assets in prior periods that it expects the guidance in ASU 2017-05 will impact. The Company expects the application of this guidance will result in higher gains due to the requirement to recognize 100% of the gain on the sale of the partial interest and record the retained noncontrolling interest at fair value.
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

Fair Value Measurements on a Recurring Basis
The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments.  Based on the interest rates for similar financial instruments, the carrying value of mortgage and other notes receivable is a reasonable estimate of fair value.  The estimated fair value of mortgage and other indebtedness was $4,759,526 and $4,737,077 at March 31, 2017 and December 31, 2016, respectively.  The fair value was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently. The carrying amount of net mortgage and other indebtedness was $4,522,480 and $4,465,294 at March 31, 2017 and December 31, 2016, respectively.
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

Long-lived Assets Measured at Fair Value in 2017
During the three months ended March 31, 2017, the Company recognized impairments of real estate of $3,263 when it divested its interests in a parcel project near an outlet center and wrote down one outparcel to its estimated fair value upon its sale. The properties were classified for segment reporting purposes as listed below (see section below for information on outparcels). See Note 9 for segment information.

Impairment Date	Property	Location	Segment Classification	Loss on Impairment	Fair Value (1)
March	Vacant land (2)	Woodstock, GA	Malls	$3,147	$—

(1)	The long-lived asset is not included in the Company's consolidated balance sheets at March 31, 2017 as the Company no longer has an interest in the consolidated joint venture as described below.

(2)
The Company wrote down the book value of its interest in a consolidated joint venture that owned land adjacent to one of its outlet malls upon the divestiture of its interests in March 2017 to a fair value of $1,000. In conjunction with the divestiture and assignment of the Company's interests in this consolidated joint venture, the Company was relieved of its debt obligation by the joint venture partner. See Note 6 for more information.

During the three months ended March 31, 2017, the Company recorded an impairment of $116 related to the sale of one outparcel. Outparcels are classified for segment reporting purposes in the All Other category. See Note 9 for segment information.
Note 4 – Acquisitions and Dispositions
Asset Acquisitions
During the three months ended March 31, 2017, the Company acquired several Sears and Macy's stores, which include land, buildings and improvements, for future redevelopment at the related malls. These transactions are accounted for as asset acquisitions in accordance with ASU 2017-01.
In January 2017, the Company purchased five Sears department stores and two Sears Auto Centers for $72,765 in cash, which includes $265 of capitalized transaction costs. Sears will continue to operate the department stores under new ten-year leases for which the Company will receive an aggregate initial annual base rent of $5,075. Annual base rent will be reduced by 0.25% for the third through tenth years of the leases. Sears will be responsible for paying common area maintenance charges, taxes, insurance and utilities under the terms of the leases. The Company has the right to terminate each Sears lease at any time (except November 15 through January 15), with six month's advance notice. With six month's advance notice, Sears has the right to terminate the lease at one mall after a four-year period and may terminate the leases at the four other department stores after a two-year period. The leases on the Sears Auto Centers may be terminated by Sears after one year, with six month's advance notice.
The Company also acquired four Macy's stores in January 2017 for $7,034 in cash, which includes $34 of capitalized transaction costs. Three of these locations closed in March 2017. The Company entered into a lease with Macy's at the fourth store under which Macy's will continue to operate the store through March 2019 for annual base rent and fixed common area maintenance charges of $19 per year, subject to certain operating covenants. If Macy's ceases to operate at this location, the Company will be reimbursed for the pro rata portion of the amount paid for the operating covenant based on the remaining lease term.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the respective acquisition dates:

	Sears Stores	Macy's Stores	Total
Land	$45,028	$4,635	$49,663
Building and improvements	14,814	1,965	16,779
Tenant improvements	4,234	377	4,611
Above-market leases	681	—	681
In-place leases	8,364	579	8,943
Total assets	73,121	7,556	80,677
Below-market leases	(356)	(522)	(878)
Net assets acquired	$72,765	$7,034	$79,799

The intangible assets and liabilities acquired with the acquisition of the Sears and Macy's stores have weighted-average amortization periods as of the respective acquisition dates as follows (in years):

	Sears Stores	Macy's Stores
Above-market leases	2.0	—
In-place leases	2.2	2.2
Below-market leases	5.4	2.2

Dispositions
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
2017 Dispositions
Net proceeds realized from the 2017 dispositions were used to reduce the outstanding balances on the Company's credit facilities. The following is a summary of the Company's 2017 dispositions:

				Sales Price
Sales Date	Property	Property Type	Location	Gross	Net	Gain
January	One Oyster Point & Two Oyster Point (1)	Office Building	Newport News, VA	$6,250	$6,142	$—

(1)
The Company recorded a loss on impairment of $3,844 in the third quarter of 2016 to write down the office buildings to their estimated fair value based upon a signed contract with the third party buyer, adjusted to reflect disposition costs.

The Company recognized a gain on extinguishment of debt for the property listed below, which represented the amount by which the outstanding debt balance exceeded the net book value of the property as of the transfer date. See Note 6 for additional information. The following is a summary of the Company's other 2017 disposition:

Transfer Date	Property	Property Type	Location	Balance of Non-recourse Debt	Gain on Extinguishment of Debt
January	Midland Mall (1)	Mall	Midland. MI	$31,953	$4,055

(1)
The mortgage lender completed the foreclosure process and received title to the mall in satisfaction of the non-recourse debt secured by the property. A loss on impairment of real estate of $4,681 was recorded in the first quarter of 2016 to write down the book value of the mall to its then estimated fair value. The Company also recorded $479 of aggregate non-cash default interest expense.

The Company also realized a gain of $5,988 primarily related to the sale of five outparcels during the first quarter of 2017.
Subsequent to March 31, 2017, the Company closed on the sale of an outlet center. See Note 16 for more information.

Note 5 – Unconsolidated Affiliates and Noncontrolling Interests
Unconsolidated Affiliates
At March 31, 2017, the Company had investments in the following 17 entities, which are accounted for using the equity method of accounting:

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
Although the Company had majority ownership of certain joint ventures during 2017 and 2016, it evaluated the investments and concluded that the other partners or owners in these joint ventures had substantive participating rights, such as approvals of:

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
All of the debt on the properties owned by the unconsolidated affiliates listed above is non-recourse, except for debt secured by Ambassador Infrastructure, Hammock Landing and The Pavilion at Port Orange. See Note 12 for a description of guarantees the Company has issued related to certain unconsolidated affiliates.

Condensed Combined Financial Statements - Unconsolidated Affiliates
Condensed combined financial statement information of the unconsolidated affiliates is as follows:

ASSETS	March 31, 2017	December 31, 2016
Investment in real estate assets	$2,142,570	$2,137,666
Accumulated depreciation	(580,084)	(564,612)
	1,562,486	1,573,054
Developments in progress	11,182	9,210
Net investment in real estate assets	1,573,668	1,582,264
Other assets	212,682	223,347
Total assets	$1,786,350	$1,805,611

LIABILITIES
Mortgage and other indebtedness, net	$1,260,645	$1,266,046
Other liabilities	41,864	46,160
Total liabilities	1,302,509	1,312,206

OWNERS' EQUITY
The Company	224,340	228,313
Other investors	259,501	265,092
Total owners' equity	483,841	493,405
Total liabilities and owners' equity	$1,786,350	$1,805,611

	Total for the Three Months Ended March 31,
	2017	2016
Total revenues	$59,699	$64,204
Depreciation and amortization	(20,629)	(20,610)
Interest income	400	336
Interest expense	(12,838)	(13,489)
Operating expenses	(18,748)	(20,072)
Income from continuing operations before gain on sales of real estate assets	7,884	10,369
Gain (loss) on sales of real estate assets	(71)	80,959
Net income (1)	$7,813	$91,328

(1)	The Company's pro rata share of net income is $5,373 and $32,390 for the three months ended March 31, 2017 and 2016, respectively.
Redeemable Interests of the Operating Partnership
Redeemable common units of $15,472 and $17,996 at March 31, 2017 and December 31, 2016, respectively, include a partnership interest in the Operating Partnership for which the partnership agreement includes redemption provisions that may require the Operating Partnership to redeem the partnership interest for real property.
Noncontrolling Interests of the Operating Partnership
Noncontrolling interests include the aggregate noncontrolling ownership interest in the Operating Partnership's consolidated subsidiaries that is held by third parties and for which the related partnership agreements either do not include redemption provisions or are subject to redemption provisions that do not require classification outside of permanent equity. Total noncontrolling interests were $9,319 and $12,103, as of March 31, 2017 and December 31, 2016, respectively.
Noncontrolling Interests of the Company
The noncontrolling interests of the Company include the third party interests discussed above as well as the aggregate noncontrolling partnership interest in the Operating Partnership that is not owned by the Company and for which each of the noncontrolling limited partners has the right to exchange all or a portion of its partnership interests for shares of the Company’s common stock or, at the Company’s election, their cash equivalent. As of March 31, 2017, the Company's total noncontrolling interests of $106,085 consisted of noncontrolling interests in the Operating Partnership and in other consolidated subsidiaries of $96,766 and $9,319, respectively. The Company's total noncontrolling interests at December 31, 2016 of $112,138 consisted of noncontrolling interests in the Operating Partnership and in other consolidated subsidiaries of $100,035 and $12,103, respectively.
Variable Interest Entities
In accordance with the guidance in ASU 2015-02 and ASU 2016-17, as discussed in Note 2, the Operating Partnership and certain of its subsidiaries are deemed to have the characteristics of a VIE primarily because the limited partners of these entities do not collectively possess substantive kick-out or participating rights. The Company adopted ASU 2015-02 as of January 1, 2016 and ASU 2016-17 was adopted as of January 1, 2017 on a modified retrospective basis. The adoption of ASU 2016-17 did not change any of the Company's consolidation conclusions made under ASU 2015-02 and did not change amounts within the condensed consolidated financial statements.
The Company consolidates the Operating Partnership, which is a VIE, for which the Company is the primary beneficiary. The Company, through the Operating Partnership, consolidates all VIEs for which it is the primary beneficiary. Generally, a VIE is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest or the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. A limited partnership is considered a VIE when the majority of the limited partners unrelated to the general partner possess neither the right to remove the general partner without cause, nor certain rights to participate in the decisions that most significantly affect the financial results of the partnership. In determining whether the Company is the primary beneficiary of a VIE, the Company considers qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of the Company's investment; the obligation or likelihood for the Company or other investors to provide financial support; and the similarity with and significance to the Company's business activities and the business activities of the other investors.
The table below lists the Company's VIEs as of March 31, 2017:

Consolidated VIEs:
Atlanta Outlet Outparcels, LLC
Atlanta Outlet JV, LLC
CBL Terrace LP
El Paso Outlet Center Holding, LLC
El Paso Outlet Center II, LLC
Foothills Mall Associates
Gettysburg Outlet Center Holding, LLC
Gettysburg Outlet Center, LLC
High Point Development LP II
Jarnigan Road LP
Laredo Outlet JV, LLC
Lebcon Associates
Lebcon I, Ltd
Lee Partners
Louisville Outlet Outparcels, LLC
Louisville Outlet Shoppes, LLC
Madison Grandview Forum, LLC
The Promenade at D'Iberville
Statesboro Crossing, LLC
Village at Orchard Hills, LLC

Unconsolidated VIEs:
Ambassador Infrastructure, LLC
G&I VIII CBL Triangle LLC
Variable Interest Entities - Reconsideration Event
Woodstock GA, Investments, LLC
In March 2017, the Company divested its interests in the 75/25 consolidated joint venture and was relieved of its funding obligation related to the loan secured by the vacant land owned by the joint venture. See Note 3 and Note 6 for more information.

Note 6 – Mortgage and Other Indebtedness, Net
Debt of the Company
CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that it has a direct or indirect ownership interest in, is the borrower on all of the Company's debt.
CBL is a limited guarantor of the 5.25%, 4.60%, and 5.95% senior unsecured notes (collectively, the "Notes"), issued by the Operating Partnership in November 2013, October 2014, and December 2016, respectively, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. The Company also provides a similar limited guarantee of the Operating Partnership's obligations with respect to its unsecured credit facilities and three unsecured term loans as of March 31, 2017.
Debt of the Operating Partnership
Mortgage and other indebtedness, net consisted of the following:

	March 31, 2017		December 31, 2016
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties	$2,248,936	5.53%	$2,453,628	5.55%
Senior unsecured notes due 2023 (2)	446,656	5.25%	446,552	5.25%
Senior unsecured notes due 2024 (3)	299,941	4.60%	299,939	4.60%
Senior unsecured notes due 2026 (4)	394,367	5.95%	394,260	5.95%
Total fixed-rate debt	3,389,900	5.46%	3,594,379	5.48%
Variable-rate debt:
Non-recourse term loans on operating properties	16,488	2.90%	19,055	3.13%
Recourse term loans on operating properties	24,727	3.46%	24,428	3.29%
Construction loan	56,243	3.28%	39,263	3.12%
Unsecured lines of credit	252,105	2.03%	6,024	1.82%
Unsecured term loans	800,000	2.23%	800,000	2.04%
Total variable-rate debt	1,149,563	2.28%	888,770	2.15%
Total fixed-rate and variable-rate debt	4,539,463	4.65%	4,483,149	4.82%
Unamortized deferred financing costs	(16,983)		(17,855)
Total mortgage and other indebtedness, net	$4,522,480		$4,465,294

(1)	Weighted-average interest rate includes the effect of debt premiums and discounts, but excludes amortization of deferred financing costs.

(2)	The balance is net of an unamortized discount of $3,344 and $3,448 as of March 31, 2017 and December 31, 2016, respectively.

(3)	The balance is net of an unamortized discount of $59 and $61 as of March 31, 2017 and December 31, 2016, respectively.

(4)	The balance is net of an unamortized discount of $5,633 and $5,740 as of March 31, 2017 and December 31, 2016, respectively.

Senior Unsecured Notes

Description	Issued (1)	Amount	Interest Rate (2)	Maturity Date (3)
2026 Notes	December 2016	$400,000	5.95%	December 2026
2024 Notes	October 2014	300,000	4.60%	October 2024
2023 Notes	November 2013	450,000	5.25%	December 2023

(1)	Issued by the Operating Partnership. CBL is a limited guarantor of the Operating Partnership's obligations under the Notes as described above.

(2)
Interest is payable semiannually in arrears. Interest was payable for the 2026 Notes, the 2024 Notes and the 2023 Notes beginning June 15, 2017; April 15, 2015; and June 1, 2014, respectively. The interest rate for the 2024 Notes and the 2023 Notes is subject to an increase ranging from 0.25% to 1.00% from time to time if, on or after January 1, 2016 and prior to January 1, 2020, the ratio of secured debt to total assets of the Company, as defined, is greater than 40% but less than 45%. The required ratio of secured debt to total assets for the 2026 Notes is 40% or less. As of March 31, 2017, this ratio was 27% as shown below.

(3)
The Notes are redeemable at the Operating Partnership's election, in whole or in part from time to time, on not less than 30 days and not more than 60 days' notice to the holders of the Notes to be redeemed. The 2026 Notes, the 2024 Notes and the 2023 Notes may be redeemed prior to September 15, 2026; July 15, 2024; and September 1, 2023, respectively, for cash at a redemption price equal to the aggregate principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date and a make-whole premium calculated in accordance with the indenture. On or after the respective dates noted above, the Notes are redeemable for cash at a redemption price equal to the aggregate principal amount of the Notes to be redeemed plus accrued and unpaid interest. If redeemed prior to the respective dates noted above, each issuance of Notes is redeemable at the treasury rate plus 0.50%, 0.35% and 0.40% for the 2026 Notes, the 2024 Notes and the 2023 Notes, respectively.

Unsecured Lines of Credit
The Company has three unsecured credit facilities that are used for retirement of secured loans, repayment of term loans, working capital, construction and acquisition purposes, as well as issuances of letters of credit.
Each facility bears interest at LIBOR plus a spread of 0.875% to 1.55% based on the Company's credit ratings. As of March 31, 2017, the Company's interest rate based on its credit ratings of Baa3 from Moody's Investors Service ("Moody's") and BBB- from Standard & Poor's ("S&P") and Fitch Ratings ("Fitch") is LIBOR plus 120 basis points. Additionally, the Company pays an annual facility fee that ranges from 0.125% to 0.300% of the total capacity of each facility based on the Company's credit ratings. As of March 31, 2017, the annual facility fee was 0.25%. The three unsecured lines of credit had a weighted-average interest rate of 2.03% at March 31, 2017.
The following summarizes certain information about the Company's unsecured lines of credit as of March 31, 2017:

	Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date
Wells Fargo - Facility A	$500,000	$—	(1)	October 2019	October 2020	(2)
First Tennessee	100,000	27,400	(3)	October 2019	October 2020	(4)
Wells Fargo - Facility B	500,000	224,705	(5)	October 2020
	$1,100,000	$252,105

(1)	There was $150 outstanding on this facility as of March 31, 2017 for letters of credit. Up to $30,000 of the capacity on this facility can be used for letters of credit.

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

(5)	Up to $30,000 of the capacity on this facility can be used for letters of credit.
Unsecured Term Loans
The Company has a $350,000 unsecured term loan, which bears interest at a variable rate of LIBOR plus 1.35% based on the Company's current credit ratings. The loan matures in October 2017 and has two one-year extension options, subject to continued compliance with the terms of the loan agreement, for an outside maturity date of October 2019. At March 31, 2017, the outstanding borrowings of $350,000 had an interest rate of 2.13%.
The Company has a $400,000 unsecured term loan, which bears interest at a variable rate of LIBOR plus 1.50% based on the Company's current credit ratings and has a maturity date of July 2018. At March 31, 2017, the outstanding borrowings of $400,000 had an interest rate of 2.28%.

The Company also has a $50,000 unsecured term loan that matures in February 2018. The term loan bears interest at a variable rate of LIBOR plus 1.55%. At March 31, 2017, the outstanding borrowings of $50,000 had a weighted-average interest rate of 2.53%.
Covenants and Restrictions
The agreements for the unsecured lines of credit, the Notes and unsecured term loans contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum unencumbered asset and interest ratios, maximum secured indebtedness ratios, maximum total indebtedness ratios and limitations on cash flow distributions.  The Company believes that it was in compliance with all financial covenants and restrictions at March 31, 2017.
Unsecured Lines of Credit and Unsecured Term Loans
The following presents the Company's compliance with key covenant ratios, as defined, of the credit facilities and term loans as of March 31, 2017:

Ratio	Required	Actual
Debt to total asset value	< 60%	49%
Unencumbered asset value to unsecured indebtedness	> 1.6x	2.3x
Unencumbered NOI to unsecured interest expense	> 1.75x	3.7x
EBITDA to fixed charges (debt service)	> 1.5x	2.5x
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
Senior Unsecured Notes
The following presents the Company's compliance with key covenant ratios, as defined, of the Notes as of March 31, 2017:

Ratio	Required	Actual
Total debt to total assets	< 60%	53%
Secured debt to total assets	< 45% (1)	27%
Total unencumbered assets to unsecured debt	> 150%	211%
Consolidated income available for debt service to annual debt service charge	> 1.5x	3.1x

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

Mortgages on Operating Properties
Other
The non-recourse loans secured by Chesterfield Mall and Wausau Center are in default and in receivership at March 31, 2017. The malls generate insufficient income levels to cover the debt service on the mortgages, which had an aggregate balance of $157,689 at March 31, 2017. The Company plans to return these malls to the respective lenders when foreclosure proceedings are complete, which are expected to occur in the second quarter of 2017. In January 2017, the Company recognized a gain on extinguishment of debt of $4,055 upon the transfer of Midland Mall to the lender in satisfaction of the non-recourse debt secured by the mall, which had a principal balance of $31,953. See Note 4 for additional information.
In conjunction with the divestiture of the Company's interests in a consolidated joint venture, the Company was relieved of its funding obligation related to the loan secured by vacant land owned by the joint venture, which had a principal balance of $2,466 upon the disposition of its interests in March 2017.
Loan Repayments
The Company repaid the following fixed-rate loans, secured by the related consolidated Properties, in 2017:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
January	The Plaza at Fayette	5.67%	April 2017	$37,146
January	The Shoppes at St. Clair Square	5.67%	April 2017	18,827
February	Hamilton Corner	5.67%	April 2017	14,227
March	Layton Hills Mall	5.66%	April 2017	89,526
	Total			$159,726

(1)	The Company retired the loans with borrowings from its credit facilities.
In March 2017, the Company exercised an option to extend the loan secured by Statesboro Crossing to June 2018.
Subsequent to March 31, 2017, the Company retired several operating property loans in conjunction with the sale of its interest in The Outlet Shoppes at Oklahoma City, a consolidated joint venture, as described in Note 16.
Scheduled Principal Payments
As of March 31, 2017, the scheduled principal amortization and balloon payments on all of the Company’s consolidated mortgage and other indebtedness, excluding extensions available at the Company’s option, are as follows:

2017	$571,982
2018	722,481
2019	318,457
2020	433,689
2021	455,026
Thereafter (1)	1,887,555
4,389,190
Unamortized premiums and discounts, net	(7,416)
Unamortized deferred financing costs	(16,983)
Principal balance of loans secured by Lender Malls in foreclosure (2)	157,689
Total mortgage and other indebtedness, net	$4,522,480

(1)	Excludes the $17,689 non-recourse loan balance secured by Wausau Center, which is in default and receivership.

(2)
Represents the non-recourse loan balance of $140,000 secured by Chesterfield Mall, which is in default and receivership, and the principal balance of the loan secured by Wausau Center, as described above.

Of the $571,982 of scheduled principal maturities in 2017, $187,046 relates to the maturing principal balance of two operating property loans, $34,936 represents scheduled principal amortization and $350,000 relates to an unsecured term loan.
The $124,998 loan secured by Acadiana Mall matured in April 2017. The Company is in discussions with the lender to restructure the loan and extend its maturity date.
The Company’s mortgage and other indebtedness had a weighted-average maturity of 4.3 years as of March 31, 2017 and 4.4 years as of December 31, 2016.

Interest Rate Hedging Instruments
The Company recorded derivative instruments in its consolidated balance sheets at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the derivative has been designated as a hedge and, if so, whether the hedge has met the criteria necessary to apply hedge accounting.
The Company’s objectives in using interest rate derivatives were to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish these objectives, the Company primarily used interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involved the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The effective portion of changes in the fair value of derivatives that was designated as, and that qualified as, cash flow hedges was recorded in accumulated other comprehensive income (loss) ("AOCI/L") and then subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings.  Such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
The Company's outstanding interest rate derivatives, that were designated as cash flow hedges of interest rate risk, matured on April 1, 2016.  The following tables provide further information relating to the Company’s interest rate derivatives that were designated as cash flow hedges of interest rate risk in 2016:

	Gain Recognized in OCI/L (Effective Portion)		Location of Losses Reclassified from AOCI into Earnings (Effective Portion)	Loss Recognized in Earnings (Effective Portion)		Location of Gain Recognized in Earnings (Ineffective Portion)	Gain Recognized in Earnings (Ineffective Portion)
Hedging Instrument	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2017	2016		2017	2016		2017	2016
Interest rate contracts	$—	$434	Interest Expense	$—	$(443)	Interest Expense	$—	$—
Note 7 – Comprehensive Income
Accumulated Other Comprehensive Income (Loss) of the Company
Comprehensive income (loss) of the Company includes all changes in redeemable noncontrolling interests and total equity during the period, except those resulting from investments by shareholders and partners, distributions to shareholders and partners and redemption valuation adjustments. OCI/L includes changes in unrealized gains (losses) on interest rate hedge agreements.
The Company did not have any changes in AOCI/L for the three months ended March 31, 2017. The changes in the components of AOCI/L for the three months ended March 31, 2016 are as follows:

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
Accumulated Other Comprehensive Income (Loss) of the Operating Partnership
Comprehensive income (loss) of the Operating Partnership includes all changes in redeemable common units and partners' capital during the period, except those resulting from investments by unitholders, distributions to unitholders and redemption valuation adjustments. OCI/L includes changes in unrealized gains (losses) on interest rate hedge agreements.

The Operating Partnership did not have any changes in AOCI/L for the three months ended March 31, 2017. The changes in the components of AOCI/L for the three months ended March 31, 2016 are as follows:

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
Note 8 – Mortgage and Other Notes Receivable
Each of the Company’s mortgage notes receivable is collateralized by either a first mortgage, a second mortgage, or by an assignment of 100% of the partnership interests that own the real estate assets.  Other notes receivable include amounts due from tenants or government-sponsored districts and unsecured notes received from third parties as whole or partial consideration for property or investments.  The Company believes that its mortgage and other notes receivable balance is collectable as of March 31, 2017.
Mortgage and other notes receivable consist of the following:

		As of March 31, 2017		As of December 31, 2016
	Maturity Date	Interest Rate	Balance	Interest Rate	Balance
Mortgages:
Columbia Place Outparcel	Feb 2022	5.00%	$317	5.00%	$321
One Park Place	May 2022	5.00%	1,128	5.00%	1,194
Village Square	Mar 2018	3.75%	1,633	3.75%	1,644
Other (1)	Dec 2016 - Jan 2047	6.00% - 9.50%	2,521	3.27% - 9.50%	2,521
			5,599		5,680
Other Notes Receivable:
ERMC	Sep 2021	4.00%	3,341	4.00%	3,500
Horizon Group (2)	Jul 2017	7.00%	300	7.00%	300
RED Development Inc.	Oct 2023	5.00%	6,388	5.00%	6,588
Southwest Theaters	Apr 2026	5.00%	719	5.00%	735
			10,748		11,123

			$16,347		$16,803

(1)	The $1,100 note for The Promenade at D'Ilberville with a maturity date of December 2016 is in default.

(2)	In January 2017, the maturity date was extended to July 2017.

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

Three Months Ended March 31, 2017	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$221,931	$9,716	$4,564	$1,802	$238,013
Property operating expenses (2)	(66,530)	(1,914)	(725)	(1,180)	(70,349)
Interest expense	(33,245)	(642)	(76)	(22,238)	(56,201)
Gain on sales of real estate assets	—	—	—	5,988	5,988
Segment profit (loss)	$122,156	$7,160	$3,763	$(15,628)	117,451
Depreciation and amortization expense					(71,220)
General and administrative expense					(16,082)
Interest and other income					1,404
Gain on extinguishment of debt					4,055
Loss on impairment					(3,263)
Income tax benefit					800
Equity in earnings of unconsolidated affiliates					5,373
Net income					$38,518
Capital expenditures (3)	$40,696	$567	$465	$2,128	$43,856

Three Months Ended March 31, 2016	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$238,742	$10,242	$5,482	$8,612	$263,078
Property operating expenses (2)	(75,377)	(2,572)	(1,143)	2,888	(76,204)
Interest expense	(34,395)	(1,702)	(298)	(18,836)	(55,231)
Other expense	—	—	—	(9,685)	(9,685)
Segment profit (loss)	$128,970	$5,968	$4,041	$(17,021)	121,958
Depreciation and amortization expense					(76,506)
General and administrative expense					(17,168)
Interest and other income					360
Gain on extinguishment of debt					6
Loss on impairment					(19,685)
Income tax benefit					537
Equity in earnings of unconsolidated affiliates					32,390
Net income					$41,892
Capital expenditures (3)	$48,551	$1,426	$428	$741	$51,146

Total Assets	Malls	Associated Centers	Community Centers	All Other (1)	Total
March 31, 2017	$5,376,810	$249,857	$239,745	$259,737	$6,126,149

December 31, 2016	$5,383,937	$259,966	$215,917	$244,820	$6,104,640

(1)
The All Other category includes mortgage and other notes receivable, office buildings, the Management Company and, prior to the redemption of the Company's redeemable noncontrolling interests during the fourth quarter of 2016, the Company’s former consolidated subsidiary that provided security and maintenance services to third parties.

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
The Company has not sold any shares under the ATM program since 2013. Since the commencement of the ATM program, CBL has issued 8,419,298 shares of common stock, at a weighted-average sales price of $25.12 per share, and approximately $88,507 remains available that may be sold under this program as of March 31, 2017. Actual future sales under this program, if any, will depend on a variety of factors including but not limited to market conditions, the trading price of CBL's common stock and the Company's capital needs. The Company has no obligation to sell the remaining shares available under the ATM program.
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
There were no potential dilutive common shares and there were no anti-dilutive shares for the three month periods ended March 31, 2017 and 2016.
Earnings per Unit of the Operating Partnership
Basic earnings per unit (“EPU”) is computed by dividing net income attributable to common unitholders by the weighted-average number of common units outstanding for the period. Diluted EPU assumes the issuance of common units for all potential dilutive common units outstanding.
There were no potential dilutive common units and there were no anti-dilutive units for the three month periods ended March 31, 2017 and 2016.
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
The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017							Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership		Maximum Guaranteed Amount	Debt Maturity Date (1)		3/31/2017	12/31/2016
West Melbourne I, LLC - Phase I (2)	50%	$42,697	20%		$8,539	Feb-2018	(3)	$86	$86
West Melbourne I, LLC - Phase II (2)	50%	16,497	20%		3,299	Feb-2018	(3)	33	33
Port Orange I, LLC	50%	57,718	20%		11,544	Feb-2018	(3)	116	116
Ambassador Infrastructure, LLC	65%	11,035	100%	(4)	11,035	Dec-2017	(5)	177	177
			Total guaranty liability					$412	$412

(1)	Excludes any extension options.

(2)	The loan is secured by Hammock Landing - Phase I and Hammock Landing - Phase II, respectively.

(3)	The loan has a one-year extension option, which is at the unconsolidated affiliate's election, for an outside maturity date of February 2019.

(4)
The guaranty will be reduced to 50% on March 1st of such year as payment-in-lieu of taxes ("PILOT") payments received and attributed to the prior calendar year by Ambassador Infrastructure and delivered to the lender are $1,200 or more, provided no event of default exists. The guaranty will be reduced to 20% when the PILOT payments are $1,400 or more, provided no event of default exists.

(5)	The loan has two one-year extension options, which are at the unconsolidated affiliate's election, for an outside maturity date of December 2019.
The Company has guaranteed the lease performance of York Town Center, LP ("YTC"), an unconsolidated affiliate in which the Company owns a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $14,000 as of March 31, 2017.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not include an obligation for this guaranty because it determined that the fair value of the guaranty was not material as of March 31, 2017 and December 31, 2016.
Performance Bonds
The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $16,828 and $21,446 at March 31, 2017 and December 31, 2016, respectively.
Note 13 – Share-Based Compensation
As of March 31, 2017, there were two share-based compensation plans under which the Company has outstanding awards, the CBL & Associates Properties, Inc. 2012 Stock Incentive Plan ("the 2012 Plan") and the CBL & Associates Properties, Inc. Second Amended and Restated Stock Incentive Plan ("the 1993 Plan"). The Company can only make new awards under the 2012 Plan, which was approved by the Company's shareholders in May 2012. The 2012 Plan permits the Company to issue stock options and common stock to selected officers, employees and non-employee directors of the Company up to a total of 10,400,000 shares. The Company did not issue any new awards under the 1993 Plan, which was approved by the Company's shareholders in May 2003, between the adoption of the 2012 Plan to replace the 1993 Plan in May 2012 and the termination of the 1993 Plan (as to new awards) on May 5, 2013. As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expense associated with the Company's share-based compensation plans.
The Company adopted ASU 2016-09 effective January 1, 2017 as described in Note 2. In accordance with the provisions of ASU 2016-09, which are designed to simplify the accounting for share-based payments transactions, the Company elected to account for forfeitures of share-based payments as they occur rather than continuing to estimate them in advance. The Company elected not to record a cumulative effect adjustment as the impact of estimated forfeitures on the Company's cumulative share-based compensation expense recorded through December 31, 2016 was nominal.
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
Share-based compensation expense related to the restricted stock awards was $1,430 and $1,544 for the three months ended March 31, 2017 and 2016, respectively. Share-based compensation cost capitalized as part of real estate assets was $129 and $114 for the three months ended March 31, 2017 and 2016, respectively.
A summary of the status of the Company’s nonvested restricted stock awards as of March 31, 2017, and changes during the three months ended March 31, 2017, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2017	602,162	$15.41
Granted	326,424	$10.75
Vested	(228,634)	$14.83
Forfeited	(2,110)	$13.96
Nonvested at March 31, 2017	697,842	$13.43
As of March 31, 2017, there was $8,755 of total unrecognized compensation cost related to nonvested stock awards granted under the plans, which is expected to be recognized over a weighted-average period of 3.1 years.
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
Performance Stock Units
In the first quarter of 2017, the Company granted 277,376 PSUs at a grant-date weighted-average fair value of $6.86 per PSU. In the first quarter of 2016, the Company granted 282,995 PSUs at a grant-date fair value of $4.98 per PSU (the "2016 PSUs"). In the first quarter of 2015, the Company granted 138,680 PSUs at a grant-date fair value of $15.52 per PSU (the "2015 PSUs"). Shares earned pursuant to the PSU awards vest 60% at the conclusion of the performance period while the remaining 40% of the PSU award vests 20% on each of the first two anniversaries thereafter.
Compensation cost is recognized on a tranche-by-tranche basis using the accelerated attribution method. The resulting expense is recorded regardless of whether any PSU awards are earned as long as the required service period is met. Share-based compensation expense related to the PSUs was $344 and $258 for the three months ended March 31, 2017 and 2016, respectively. Unrecognized compensation costs related to the PSUs was $3,564 as of March 31, 2017.

The following table summarizes the assumptions used in the Monte Carlo simulation pricing model related to the 2017 PSUs and the 2016 PSUs:

	2017 PSUs	2016 PSUs
Grant date	February 7, 2017	February 10, 2016
Fair value per share on valuation date (1)	$6.86	$4.98
Risk-free interest rate (2)	1.53%	0.92%
Expected share price volatility (3)	32.85%	30.95%

(1)
The value of the PSU awards are estimated on the date of grant using a Monte Carlo Simulation model. The valuation consisted of computing the fair value using CBL's simulated stock price as well as TSR over a three-year performance period. The award is modeled as a contingent claim in that the expected return on the underlying shares is risk-free and the rate of discounting the payoff of the award is also risk-free. The weighted-average fair value per share related to the 2017 PSUs consists of 115,082 shares at a fair value of $5.62 per share and 162,294 shares at a fair value of $7.74 per share.

(2)	The risk-free interest rate was based on the yield curve on zero-coupon U.S. Treasury securities in effect as of the valuation date.

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

Note 14 – Noncash Investing and Financing Activities
The Company’s noncash investing and financing activities were as follows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Accrued dividends and distributions payable	$54,394	$54,569
Additions to real estate assets accrued but not yet paid	14,513	5,326
Deconsolidation upon assignment of interests in joint venture: (1)
Decrease in real estate assets	(9,131)	—
Decrease in mortgage and other indebtedness	2,466	—
Decrease in operating assets and liabilities	1,287	—
Decrease in noncontrolling interest and joint venture interest	2,231	—
Transfer of real estate assets in settlement of mortgage debt obligation: (2)
Decrease in real estate assets	(28,218)	—
Decrease in mortgage and other indebtedness	31,953	—
Decrease in operating assets and liabilities	320	—
Deconsolidation upon formation of joint venture:
Decrease in real estate assets	—	(14,025)
Increase in investment in unconsolidated affiliate	—	14,030
Decrease in accounts payable and accrued liabilities	—	(5)

(1)	See Note 3 and Note 6 for further details.

(2)	See Note 4 and Note 6 for more information.
Note 15 – Income Taxes
The Company is qualified as a REIT under the provisions of the Internal Revenue Code. To maintain qualification as a REIT, the Company is required to distribute at least 90% of its taxable income to shareholders and meet certain other requirements.
As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates and it may not be able to qualify as a REIT for four subsequent years. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State tax expense was $872 and $1,027 during the three months ended March 31, 2017 and 2016, respectively.

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
The Company recorded an income tax benefit as follows for the three month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Current tax benefit	$2,408	$636
Deferred tax provision	(1,608)	(99)
Income tax benefit	$800	$537
The Company had a net deferred tax asset of $6,641 and $5,841 at March 31, 2017 and December 31, 2016, respectively. The net deferred tax asset is included in intangible lease assets and other assets. These balances primarily consisted of operating expense accruals and differences between book and tax depreciation.
The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its condensed consolidated statements of operations.  In addition, any interest incurred on tax assessments is reported as interest expense.  The Company reported nominal interest and penalty amounts for the three month periods ended March 31, 2017 and 2016, respectively.
Note 16 – Subsequent Events
In April 2017, the Company sold its interest in a consolidated joint venture, The Outlet Shoppes at Oklahoma City, located in Oklahoma City, OK, for a gross sales price of $130,000. Concurrent with the sale, the loans secured by Phases 1 through III of the mall, which had an aggregate principal balance of $61,779 as of March 31, 2017 were retired. The Company expects to record a gain on sales of real estate assets, at the Company's share, of approximately $50,138. The Company also expects to record a loss on extinguishment of debt in the second quarter of 2017 of approximately $5,525, at the Company's share, related to the costs associated with retiring the loans prior to their scheduled maturity dates.
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
Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained.  It is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties.  In addition to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, such known risks and uncertainties include, without limitation:

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

•	other risks referenced from time to time in filings with the SEC and those factors listed or incorporated by reference into this report
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
As of March 31, 2017, we owned interests in the following properties:

	Malls (1)	Associated Centers	Community Centers	Office Buildings		Total
Consolidated properties	64	20	4	5	(2)	93
Unconsolidated properties (3)	9	3	5	—		17
Total	73	23	9	5		110

(1)	Category consists of regional malls, open-air centers and outlet centers (including one mixed-use center).

(2)	Includes our two corporate office buildings.

(3)	We account for these investments using the equity method because one or more of the other partners have substantive participating rights.
At March 31, 2017, we had interests in the following consolidated properties under development:

	Malls	Associated Centers
Development	1	—
Expansions	2	—
Redevelopments	7	1
We also hold options to acquire certain development properties owned by third parties.
We recorded net income attributable to common shareholders of $22.9 million for the quarter ended March 31, 2017 compared to net income of $28.9 million for the quarter ended March 31, 2016. Same-center NOI (see below) decreased 1.0% for the quarter primarily due to declines in percentage rents, tenant reimbursements and other rents resulting from the challenging retail environment in the first quarter of 2017, which were partially offset by savings in operating costs. FFO, as adjusted, per diluted share (see below) decreased to $0.52 per share for the quarter as compared to $0.56 in the prior-year period due to the revenue declines noted above and dilution from asset sales made in the prior year, although an increase in average annual base rents and operating cost efficiencies helped offset these unfavorable variances.
While changing consumer preferences and on-line shopping has an impact on our business, our ability to adapt and reinvent the use of the properties in our portfolio is ongoing. We are redeveloping anchor stores to bring in-demand retailers and restaurants as well as fresh new uses including fitness, entertainment and more. Through these redevelopments and our other leasing efforts, we are transitioning our properties into suburban town centers designed to appeal to evolving consumer preferences. The long-term results only serve to increase the value of our shopping centers and correspondingly drive our metrics in a positive direction.
For leases signed in the first quarter of 2017, leasing spreads for comparable space under 10,000 square feet in our total portfolio were 2.0% and 1.8% in our stabilized malls, which included an increase of 17.9% in new lease spreads and a decrease of 3.4% in renewal lease spreads. For the trailing twelve months ended March 31, 2017, stabilized mall same-center sales decreased 2.6% to $372 per square foot as compared to $382 per square foot in the prior-year period. Occupancy for our total portfolio increased 50 basis points to 92.1% as of March 31, 2017 as compared to 91.6% in the prior-year period while occupancy for our same-center malls declined by 100 basis points to 90.5% as of March 31, 2017 as compared to 91.5% for the quarter ended March 31, 2016. Average annual base rents per square foot for our same-center stabilized malls increased to $32.61 compared to $32.02 in the prior-year period.
We sold two office buildings during the quarter and closed on the sale of an outlet center subsequent to March 31, 2017. The foreclosure of Midland Mall was complete in January 2017 and we recognized a $4.1 million gain on extinguishment of debt in connection with the transfer of the property to the lender in settlement of the non-recourse debt which it secured. Additionally, we continued to add to our pool of unencumbered properties by retiring four operating property loans in the first quarter of 2017.
Same-center NOI and FFO are non-GAAP measures. For a description of same-center NOI, a reconciliation from net income to same-center NOI, and an explanation of why we believe this is a useful performance measure, see Non-GAAP Measure - Same-center Net Operating Income in “Results of Operations.” For a description of FFO, a reconciliation from net income attributable to common shareholders to FFO allocable to Operating Partnership common unitholders, and an explanation of why we believe this is a useful performance measure, see "Non-GAAP Measure - Funds from Operations."
RESULTS OF OPERATIONS
Properties that were in operation for the entire year during 2016 and the three months ended March 31, 2017 are referred to as the “Comparable Properties.”  Since January 1, 2016, we have opened one community center development as follows:

Property	Location	Date Opened
New Development:
Ambassador Town Center (1)	Lafayette, LA	April 2016

(1)
Ambassador Town Center is a 65/35 joint venture that is accounted for using the equity method of accounting and is included in equity in earnings of unconsolidated affiliates in the accompanying condensed consolidated statements of operations.

Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016
Revenues
Total revenues decreased $25.1 million for the three months ended March 31, 2017 compared to the prior-year period.  Rental revenues and tenant reimbursements declined by $20.6 million due to decreases of $14.0 million related to dispositions and $6.6 million attributable to the Comparable Properties. The $6.6 million decrease in revenues at the Comparable Properties was primarily due to a decrease of $5.3 million at our core properties and a $1.3 million decrease related to non-core properties and those in redevelopment. The decline in revenues at our core properties was directly impacted by the challenging retail environment in the first quarter of 2017, including retailer bankruptcies, which manifested in a decrease in percentage rents due to lower retail sales, as well as lower tenant reimbursements and specialty leasing and branding income. These decreases were partially offset by an increase in base rents primarily from contractual rent increases and positive leasing spreads achieved in past periods.
Our cost recovery ratio for the quarter ended March 31, 2017 was 95.7% compared with 96.3% for the prior-year period primarily due to lower occupancy in the mall portfolio due to tenant closures.
The increase of $0.9 million in management, development and leasing fees was primarily attributable to increases in management fees from new contracts, which began in the second quarter of 2016, to manage six malls and one community center for third parties. Other increases were due to development fees related to the construction of an outlet center and corporate sponsorship income.
Other revenues decreased $5.3 million primarily due to the divestiture, in the fourth quarter of 2016, of our joint venture interest in the consolidated subsidiary that provided security and maintenance services to third parties.

Operating Expenses
Total operating expenses decreased $38.3 million for the three months ended March 31, 2017 compared to the prior-year period. The decrease was primarily due to a decrease of $37.1 million from dispositions. Property operating expenses, including real estate taxes and maintenance and repairs, decreased $5.9 million primarily due to a $6.7 million decrease attributable to dispositions, which was partially offset by an increase of $1.0 million related to the Comparable Properties. The $1.0 million increase at the Comparable Properties was primarily driven by an increase in bad debt expense and an increase in real estate taxes from higher tax assessments. These increases were partially offset by lower snow removal costs and utilities expense in addition to a decrease in payroll and related costs.
The decrease in depreciation and amortization expense of $5.3 million primarily resulted from decreases of $4.0 million attributable to dispositions and $1.3 million from the Comparable Properties. The $1.3 million decrease related to the Comparable Properties includes decreases of $0.3 million attributable to our core properties and $1.0 million related to non-core properties.
General and administrative expenses decreased $1.1 million primarily due to a decrease in legal fees and an increase in capitalized overhead related to development projects. These decreases were partially offset by an increased in payroll and related expenses. As a percentage of revenues, general and administrative expenses were 6.8% and 6.5% for the first quarters of 2017 and 2016, respectively.
In the first quarter of 2017, we recognized impairment of real estate of $3.3 million to write down the book value of our interest in a joint venture that owned vacant land adjacent to one of our outlet centers upon the divestiture of our interest and one outparcel. In the first quarter of 2016, we recognized an impairment of real estate of $19.7 million primarily to write down the book value of three malls and an associated center. See Note 3 to the condensed consolidated financial statements for additional information.
Other expenses decreased $9.7 million due to the divestiture of our interest, in the fourth quarter of 2016, in our consolidated subsidiary that provided security and maintenance services to third parties.
Other Income and Expenses
Interest and other income increased $1.0 million for the three months ended March 31, 2017 compared to the prior-year period primarily due to $0.9 million received in the current year as an insurance reimbursement for nonrecurring professional fees expense (which represent one-time expenses that are not part of our normal operations) related to the SEC investigation that occurred in 2016.
Interest expense increased $1.0 million for the three months ended March 31, 2017 compared to the prior-year period. The $1.0 million increase consists of an increase of $1.7 million attributable to the Comparable Properties, which was partially offset by a decrease of $0.7 million related to dispositions. The $1.7 million increase related to the Comparable Properties primarily consists of increases of $6.1 million in interest expense from the issuance of the 2026 Notes in the fourth quarter of 2016 and $1.2 million in accrued default interest related to two malls that are in foreclosure proceedings, which were partially offset by a $5.4 million decrease in interest expense related to our property-level debt that was retired.
During the three months ended March 31, 2017, we recorded a $4.1 million gain on extinguishment of debt related to the conveyance of a mall to the lender in satisfaction of the non-recourse debt secured by the property. See Note 4 and Note 6 to the condensed consolidated financial statements for more information.
The income tax benefit of $0.8 million for the three months ended March 31, 2017 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current tax benefit of $2.4 million and a deferred tax provision of $1.6 million.  During the three months ended March 31, 2016, we recorded an income tax benefit of $0.5 million, consisting of a current tax benefit of $0.6 million and a deferred tax provision of $0.1 million.
Equity in earnings of unconsolidated affiliates decreased by $27.0 million during the first quarter of 2017 compared to the prior-year period. The decrease is primarily due to a gain of $26.4 million from the sale of an unconsolidated affiliate in the first quarter of 2016.
In the first quarter of 2017, we recognized a $6.0 million gain on sales of real estate assets, primarily related to the sale of five outparcels.
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
We include a property in our same-center pool when we have owned all or a portion of the property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year and current year-to-date period. New Properties are excluded from same-center NOI, until they meet this criteria. Properties excluded from the same-center pool that would otherwise meet this criteria are properties which are being repositioned or properties where we are considering alternatives for repositioning, where we intend to renegotiate the terms of the debt secured by the related property or return the property to the lender and those in which we own a noncontrolling interest of 25% or less. Lender properties consisted of Chesterfield Mall and Wausau Center as of March 31, 2017. Properties that we are currently repositioning are Cary Towne Center and Hickory Point Mall at March 31, 2017. Properties in which we own a noncontrolling interest at March 31, 2017 include Triangle Town Center and River Ridge Mall.

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net income for the three month periods ended March 31, 2017 and 2016 is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income	$38,518	$41,892
Adjustments: (1)
Depreciation and amortization	78,784	83,291
Interest expense	60,656	60,137
Abandoned projects expense	—	1
Gain on sales of real estate assets	(5,953)	(26,395)
Gain on extinguishment of debt	(4,055)	(6)
Loss on impairment	3,263	19,685
Income tax benefit	(800)	(537)
Lease termination fees	(247)	(951)
Straight-line rent and above- and below-market lease amortization	(1,291)	(1,225)
Net (income) loss attributable to noncontrolling interests in other consolidated subsidiaries	(713)	3,127
General and administrative expenses	16,082	17,168
Management fees and non-property level revenues	(5,257)	(4,776)
Operating Partnership's share of property NOI	178,987	191,411
Non-comparable NOI	(5,951)	(16,564)
Total same-center NOI	$173,036	$174,847

(1)
Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.

Same-center NOI decreased 1.0% for the three months ended March 31, 2017 as compared to the prior-year period. The $1.8 million decrease for the three month period ended March 31, 2017 compared to the same period in 2016 consisted of a $2.6 million decrease in revenues, primarily due to a $4.6 million decrease in percentage rents, tenant reimbursements and other rents, which were partially offset by an increase of $2.0 million in minimum rents and other income. Our operating expenses declined by $0.8 million on a same-center basis due to lower snow removal costs and utilities expense, which were partially offset by an increase in bad debt expense and $1.4 million in higher real estate taxes due to higher tax assessments.

The decline in revenues for the three months ended March 31, 2017 was driven by decreases of 1.0% in occupancy in our same-center mall portfolio and 2.6% in stabilized mall same-center sales per square foot for the rolling 12-month period ended March 31, 2017. These decreases were partially offset by an increase of 1.8% in average annual base rents for our same-center stabilized malls for the three month period ended March 31, 2017 as compared to the prior-year period.
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

(2)
Non-stabilized malls - Malls that are in their initial lease-up phase. After three complete calendar years of operation, they are reclassified on January 1 of the fourth calendar year to the stabilized mall category. The Outlet Shoppes of the Bluegrass was classified as a non-stabilized mall as of March 31, 2017. The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Atlanta were classified as non-stabilized malls as of March 31, 2016.

(3)	Excluded malls - We exclude malls from our core portfolio if they fall in the following categories, for which operational metrics are excluded:

a.
Lender Malls - Malls for which we are working or intend to work with the lender on a restructure of the terms of the loan secured by the property or convey the secured property to the lender. As of March 31, 2017, Chesterfield Mall and Wausau Center were classified as Lender Malls. As of March 31, 2016, Chesterfield Mall, Gulf Coast Town Center and Midland Mall were classified as Lender Malls. The foreclosure of Midland Mall was complete in the first quarter of 2017. Lender Malls are excluded from our same-center pool as decisions made while in discussions with the lender may lead to metrics that do not provide relevant information related to the condition of these properties or they may be under cash management agreements with the respective servicers.

b.
Repositioning Malls - Malls that are currently being repositioned or where we have determined that the current format of the mall no longer represents the best use of the mall and we are in the process of evaluating alternative strategies for the mall. This may include major redevelopment or an alternative retail or non-retail format, or after evaluating alternative strategies for the mall, we may determine that the mall no longer meets our criteria for long-term investment. The steps taken to reposition these malls, such as signing tenants to short-term leases, which are not included in occupancy percentages, or leasing to regional or local tenants, which typically do not report sales, may lead to metrics which do not provide relevant information related to the condition of these malls. Therefore, traditional performance measures, such as occupancy percentages and leasing metrics, exclude Repositioning Malls. Cary Towne Center and Hickory Point Mall were classified as Repositioning Malls as of March 31, 2017. Cary Towne Center, Hickory Point Mall and Wausau Center were categorized as Repositioning Malls as of March 31, 2016. Wausau Center was moved from Repositioning to the Lender Mall category in the second quarter of 2016 when it was determined, after evaluating redevelopment options that an appropriate risk-adjusted return was not achievable and the mall should be returned to the lender.

c.
Minority Interest Malls - Malls in which we have a 25% or less ownership interest. As of March 31, 2017 and March 31, 2016, Triangle Town Center and River Ridge Mall were classified as Minority Interest Malls. Triangle Town Place was also classified as a Minority Interest property as of March 31, 2016 until its sale in the fourth quarter of 2016.

We derive the majority of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Three Months Ended March 31,
	2017	2016
Malls	93.2%	90.7%
Associated centers	4.1%	3.9%
Community centers	1.9%	2.1%
Mortgages, office buildings and other	0.8%	3.3%
Mall Store Sales
Mall store sales include reporting mall tenants of 10,000 square feet or less for stabilized malls and exclude license agreements, which are retail contracts that are temporary or short-term in nature and generally last more than three months but less than twelve months. The following is a comparison of our same-center sales per square foot for mall tenants of 10,000 square feet or less:

	Twelve Months Ended March 31,
	2017	2016	% Change
Stabilized mall same-center sales per square foot	$372	$382	(2.6)%
Occupancy
Our portfolio occupancy is summarized in the following table (1):

	As of March 31,
	2017	2016
Total portfolio	92.1%	91.6%
Total mall portfolio	90.5%	90.9%
Same-center malls	90.5%	91.5%
Stabilized malls	90.5%	90.9%
Non-stabilized malls (2)	92.7%	91.4%
Associated centers	97.7%	91.5%
Community centers	98.2%	96.0%

(1)	As noted above, excluded properties are not included in occupancy metrics.

(2)	Represents occupancy for The Outlet Shoppes of the Bluegrass as of March 31, 2017 and occupancy for The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Atlanta as of March 31, 2016.
Leasing
The following is a summary of the total square feet of leases signed in the three month period ended March 31, 2017 as compared to the prior-year period:

	Three Months Ended March 31,
	2017	2016
Operating portfolio:
New leases	288,972	329,599
Renewal leases	549,569	760,925
Development portfolio:
New leases	101,088	131,686
Total leased	939,629	1,222,210

Average annual base rents per square foot are based on contractual rents in effect as of March 31, 2017 and 2016, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type (1):

	As of March 31,
	2017	2016
Same-center stabilized malls	$32.61	$32.02
Stabilized malls	32.76	31.76
Non-stabilized malls (2)	25.65	26.09
Associated centers	13.74	13.93
Community centers	15.98	15.87
Office buildings	19.03	19.69

(1)	As noted above, excluded properties are not included in base rent. Average base rents for associated centers, community centers and office buildings include all leased space, regardless of size.

(2)
Represents average annual base rents for The Outlet Shoppes of the Bluegrass as of March 31, 2017 and average annual base rents for The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Atlanta as of March 31, 2016.

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the three month period ended March 31, 2017 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (1)	% Change Average
All Property Types (2)	575,849	$41.52	$41.12	(1.0)%	$42.33	2.0%
Stabilized malls	527,407	42.76	42.28	(1.1)%	43.55	1.8%
New leases	131,342	42.27	47.65	12.7%	49.84	17.9%
Renewal leases	396,065	42.92	40.50	(5.6)%	41.46	(3.4)%

(1)	Average gross rent does not incorporate allowable future increases for recoverable common area expenses.

(2)	Includes stabilized malls, associated centers, community centers and office buildings.
New and renewal leasing activity of comparable small shop space of less than 10,000 square feet for the three month period ended March 31, 2017 based on commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2017:
New	95	261,997	8.35	$49.90	$52.61	$41.87	$8.03	19.2%	$10.74	25.7%
Renewal	261	739,011	3.68	37.94	38.70	39.27	(1.33)	(3.4)%	(0.57)	(1.5)%
Commencement 2017 Total	356	1,001,008	4.92	$41.07	$42.34	$39.95	$1.12	2.8%	$2.39	6.0%

Commencement 2018:
New	3	14,598	7.86	$48.39	$49.23	$39.20	$9.19	23.4%	$10.03	25.6%
Renewal	38	114,389	4.95	48.32	49.82	46.09	2.23	4.8%	3.73	8.1%
Commencement 2018 Total	41	128,987	5.16	$48.33	$49.75	$45.31	$3.02	6.7%	$4.44	9.8%

Total 2017/2018	397	1,129,995	4.95	$41.90	$43.19	$40.56	$1.34	3.3%	$2.63	6.5%

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2017, we had approximately $252.1 million outstanding on our three unsecured credit facilities leaving approximately $847.9 million of availability. In the first quarter of 2017, we used our credit lines to retire four loans with an aggregate principal balance of $159.7 million, which were secured by Hamilton Corner, Layton Hills Mall, The Shoppes at St. Clair Square and The Plaza at Fayette. Our consolidated unencumbered properties generated approximately 51.6% of total consolidated NOI for the three months ended March 31, 2017 (excluding Lender Malls). We have two malls in the foreclosure process, which we anticipate will be completed during the second quarter of 2017. We recognized a $4.1 million gain on extinguishment of debt related to the foreclosure of Midland Mall in January 2017. We also closed on the sale of two office buildings during the quarter which generated gross proceeds of $6.3 million. Subsequent to March 31, 2017, we sold The Outlet Shoppes at Oklahoma City for a gross sales price of $130 million. Approximately $61.8 million in loans secured by the mall were retired in conjunction with the sale. Our share of net proceeds, which approximated $34.8 million, was used to reduce outstanding balances on our lines of credit.
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
Cash Flows - Operating, Investing and Financing Activities
The Company had $27.6 million of unrestricted cash and cash equivalents as of March 31, 2017, an increase of $8.6 million from December 31, 2016. Our net cash flows are summarized as follows (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Net cash provided by operating activities	$104,876	$85,777	$19,099
Net cash used in investing activities	(120,126)	(2,133)	(117,993)
Net cash provided by (used in) financing activities	23,852	(95,505)	119,357
Net cash flows	$8,602	$(11,861)	$20,463
Cash Provided by Operating Activities
Cash provided by operating activities increased $19.1 million primarily due to timing differences related to working capital items, which were partially offset by a decrease in same-center NOI related to lower sales for the current period and operating cash flows of the properties that were disposed of in 2016.
Cash Used in Investing Activities
Cash flows used in investing activities was $120.1 million, representing a $118.0 million difference as compared to cash used in investing activities of $2.1 million during the prior year period. The increase was primarily due to the asset acquisitions related to the Macy's and Sears' locations at several malls as well as increased spending related to redevelopment and expansion projects throughout the portfolio.
Cash Provided by (Used in) Financing Activities
Cash flows provided by (used in) financing activities had a net change of $119.4 million as we utilized our lines of credit to acquire the Macy's and Sears' locations, fund development projects and retire four operating property loans to add to our unencumbered pool.
Debt
Debt of the Company
CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that it has a direct or indirect ownership interest in, is the borrower on all of our debt. CBL is a limited guarantor of the Notes, issued by the Operating Partnership in November 2013, October 2014 and December 2016, respectively, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. We also provide a similar limited guarantee of the Operating Partnership's obligations with respect to our unsecured credit facilities and three unsecured term loans as of March 31, 2017.

Debt of the Operating Partnership
The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

March 31, 2017	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties	$2,248,936	$(107,197)	$528,040	$2,669,779	5.37%
Senior unsecured notes due 2023 (2)	446,656	—	—	446,656	5.25%
Senior unsecured notes due 2024 (3)	299,941	—	—	299,941	4.60%
Senior unsecured notes due 2026 (4)	394,367	—	—	394,367	5.95%
Total fixed-rate debt	3,389,900	(107,197)	528,040	3,810,743	5.28%
Variable-rate debt:
Non-recourse term loans on operating properties	16,488	(6,855)	2,142	11,775	3.00%
Recourse term loans on operating properties	24,727	—	70,157	94,884	2.97%
Construction loan	56,243	—	—	56,243	3.28%
Unsecured lines of credit	252,105	—	—	252,105	2.03%
Unsecured term loans	800,000	—	—	800,000	2.23%
Total variable-rate debt	1,149,563	(6,855)	72,299	1,215,007	2.31%
Total fixed-rate and variable-rate debt	4,539,463	(114,052)	600,339	5,025,750	4.56%
Unamortized deferred financing costs	(16,983)	903	(2,651)	(18,731)
Total mortgage and other indebtedness, net	$4,522,480	$(113,149)	$597,688	$5,007,019

December 31, 2016	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties	$2,453,628	$(109,162)	$530,062	$2,874,528	5.29%
Senior unsecured notes due 2023 (2)	446,552	—	—	446,552	5.25%
Senior unsecured notes due 2024 (3)	299,939	—	—	299,939	4.60%
Senior unsecured notes due 2026 (4)	394,260	—	—	394,260	5.95%
Total fixed-rate debt	3,594,379	(109,162)	530,062	4,015,279	5.30%
Variable-rate debt:
Non-recourse term loans on operating properties	19,055	(7,504)	2,226	13,777	3.18%
Recourse term loans on operating properties	24,428	—	71,037	95,465	2.80%
Construction loans	39,263	—	—	39,263	3.12%
Unsecured lines of credit	6,024	—	—	6,024	1.82%
Unsecured term loans	800,000	—	—	800,000	2.04%
Total variable-rate debt	888,770	(7,504)	73,263	954,529	2.18%
Total fixed-rate and variable-rate debt	4,483,149	(116,666)	603,325	4,969,808	4.70%
Unamortized deferred financing costs	(17,855)	945	(2,806)	(19,716)
Total mortgage and other indebtedness, net	$4,465,294	$(115,721)	$600,519	$4,950,092

(1)	Weighted-average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.

(2)	The balance is net of an unamortized discount of $3,344 and $3,448 as of March 31, 2017 and December 31, 2016, respectively.

(3)	The balance is net of an unamortized discount of $59 and $61 as of March 31, 2017 and December 31, 2016, respectively.

(4)	The balance is net of an unamortized discount of $5,633 and $5,740 as of March 31, 2017 and December 31, 2016, respectively.

The following table presents our pro rata share of consolidated and unconsolidated debt as of March 31, 2017, excluding debt premiums and discounts, that is scheduled to mature in 2017 (in thousands):

	Balance
	Original Maturity Date
2017 Maturities:
Operating property debt:
Consolidated Properties:
Acadiana Mall	$124,998	(1)
The Outlet Shoppes at El Paso	46,536
	171,534
Unconsolidated Properties:
Ambassador Town Center Infrastructure Improvements	11,035	(2)
Gulf Coast Town Center - Phase III	2,142
	13,177

Operating Partnership debt:
$350,000 unsecured term loan	350,000	(3)

Total 2017 Maturities at pro rata share	$534,711

(1)	The Company is in negotiations with the lender to restructure the loan and extend the maturity date.

(2)	The loan has two one-year extension options, at the unconsolidated affiliate's election, for an outside maturity date of December 2019.

(3)	The unsecured term loan has two one-year extension options, at the Company's election, for an outside maturity date of October 2019.
As of March 31, 2017, $534.7 million of our pro rata share of consolidated and unconsolidated debt, excluding debt premiums and discounts, is scheduled to mature during 2017. Of the $534.7 million of 2017 maturities, the $350.0 million unsecured term loan and the Ambassador Town Center Infrastructure loan, with a principal balance of $11.0 million have extension options available leaving a remaining balance of $173.7 million of 2017 maturities that must be either retired or refinanced. We are in negotiations with the lender to restructure the $125.0 million loan secured by Acadiana Mall, which matured in April 2017, and expect to refinance the two loans secured by joint venture properties, which had an aggregate principal balance of $48.7 million as of March 31, 2017. Additionally, $140.0 million relates to an operating property loan secured by Chesterfield Mall, which matured in 2016 and is in foreclosure. The $17.7 million loan secured by Wausau Center, which is scheduled to mature in 2021, is also in foreclosure. Both foreclosures are expected to be complete in the second quarter of 2017.
The weighted-average remaining term of our total share of consolidated and unconsolidated debt was 4.6 years and 5.4 years at March 31, 2017 and December 31, 2016, respectively. The weighted-average remaining term of our pro rata share of fixed-rate debt was 5.5 years and 3.8 years at March 31, 2017 and December 31, 2016, respectively.
As of March 31, 2017 and December 31, 2016, our pro rata share of consolidated and unconsolidated variable-rate debt represented 24.2% and 19.3%, respectively, of our total pro rata share of debt. As of March 31, 2017, our share of consolidated and unconsolidated variable-rate debt represented 16.1% of our total market capitalization (see Equity below) as compared to 12.1% as of December 31, 2016. The increase is primarily due to the decline in our stock price from $11.50 at December 30, 2016 to $9.54 at March 31, 2017.
See Note 6 to the condensed consolidated financial statements for additional information concerning the amount and terms of our outstanding indebtedness and compliance with applicable covenants and restrictions as of March 31, 2017.

Mortgages on Operating Properties
Loan Repayments
We repaid the following loans, secured by the related consolidated properties, in 2017 (in thousands):

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
January	The Plaza at Fayette	5.67%	April 2017	$37,146
January	The Shoppes at St. Clair Square	5.67%	April 2017	18,827
February	Hamilton Corner	5.67%	April 2017	14,227
March	Layton Hills Mall	5.66%	April 2017	89,526
	Total			$159,726

(1)	We retired the loans with borrowings from our credit facilities.
In March 2017, we exercised an extension to extend the loan secured by Statesboro Crossing to June 2018.
Subsequent to March 31, 2017, we retired several operating property loans in conjunction with the sale of our interest in a consolidated joint venture as described in Note 16 to the condensed consolidated financial statements.
Other
The non-recourse loans secured by Chesterfield Mall and Wausau Center are in default and in receivership at March 31, 2017. The malls generate insufficient income levels to cover the debt service on the mortgages, which had an aggregate balance of $157.7 million at March 31, 2017. We plan to return these malls to the respective lenders when foreclosure proceedings are complete, which is expected to occur in the second quarter of 2017.
In conjunction with the divestiture of our interests in a consolidated joint venture, we were relieved of our funding obligation related to the loan secured by vacant land owned by the joint venture, which had a principal balance of $2.5 million upon the disposition of our interests in March 2017.
Unencumbered Portfolio Statistics

	Sales Per Square Foot for the Twelve Months Ended (1) (2)		Occupancy (2)		% of Consolidated Unencumbered NOI for the Three Months Ended 03/31/17 (3)
	03/31/17	03/31/16	03/31/17	03/31/16
Unencumbered consolidated properties:
Tier 1 Malls	$424	$439	91.1%	88.8%	28.5%
Tier 2 Malls	327	343	88.9%	91.6%	52.9%
Tier 3 Malls	264	266	87.4%	87.1%	7.9%
Total Malls	$343	$357	89.3%	90.4%	89.3%

Total Associated Centers	N/A	N/A	97.6%	92.7%	6.0%

Total Community Centers	N/A	N/A	99.0%	99.0%	3.5%

Total Office Buildings and Other	N/A	N/A	90.3%	94.1%	1.2%

Total Unencumbered Consolidated Portfolio	$343	$357	91.4%	91.4%	100.0%

(1)	Represents same-center sales per square foot for mall tenants 10,000 square feet or less for stabilized malls.

(2)	Operating metrics are included for unencumbered operating properties and do not include sales or occupancy of unencumbered outparcels.

(3)	Our consolidated unencumbered properties generated approximately 51.6% of total consolidated NOI of $164,689 (which excludes NOI related to dispositions) for the three months ended March 31, 2017.

Equity
During the three months ended March 31, 2017, we paid dividends of $56.5 million to holders of CBL's common stock and preferred stock, as well as $10.6 million in distributions to the noncontrolling interest investors in the Operating Partnership and other consolidated subsidiaries. The Operating Partnership paid distributions of $11.2 million and $53.2 million on the preferred units and common units, respectively, as well as distributions of $2.7 million to the noncontrolling interests in other consolidated subsidiaries.
On February 24, 2017, we announced a first quarter 2017 common stock dividend of $0.265 per share payable in cash that was payable on April 17, 2017. Future dividends payable will be determined by our Board of Directors based upon circumstances at the time of declaration.
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
We have not sold any shares under the ATM program since 2013. Since the commencement of the ATM program, CBL has issued 8,419,298 shares of common stock, at a weighted-average sales price of $25.12 per share, and approximately $88.5 million remains available that may be sold under this program as of March 31, 2017. Actual future sales under this program, if any, will depend on a variety of factors including but not limited to market conditions, the trading price of CBL's common stock and our capital needs. We have no obligation to sell the remaining shares available under the ATM program.
Debt-To-Total Market Capitalization
Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value of equity) ratio was 66.5% at March 31, 2017, compared to 63.9% at March 31, 2016. The increase in the debt-to-total-market capitalization ratio is primarily due to a decrease in CBL's stock price to $9.54 at March 31, 2017 from $11.90 at March 31, 2016. Our debt-to-total-market capitalization ratio at March 31, 2017 was computed as follows (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	199,386	$9.54	$1,902,142
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00	453,750
6.625% Series E Cumulative Redeemable Preferred Stock	690	250.00	172,500
Total market equity			2,528,392
Company’s share of total debt			5,025,750
Total market capitalization			$7,554,142
Debt-to-total-market capitalization ratio			66.5%

(1)
Stock price for common stock and Operating Partnership units equals the closing price of CBL's common stock on March 31, 2017. The stock prices for the preferred stock represent the liquidation preference of each respective series of preferred stock.

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
The following table, which excludes expenditures for developments and expansions, summarizes these capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three month period ended March 31, 2017 compared to the same period in 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Tenant allowances (1)	$9,516	$11,645

Renovations	502	3,114

Deferred maintenance:
Parking lot and parking lot lighting	1,825	720
Roof repairs and replacements	614	669
Other capital expenditures	5,215	4,125
Total deferred maintenance	7,654	5,514

Capitalized overhead	2,307	1,326

Capitalized interest	839	548

Total capital expenditures	$20,818	$22,147

(1)	Tenant allowances primarily relate to new leases. Tenant allowances related to renewal leases were not material for the periods presented.
Our total investment in renovations that are scheduled for 2017 is projected to be $10.2 million, which includes exterior and floor renovations, as well as other eco-friendly green renovations. Annual capital expenditures budgets are prepared for each of our properties that are intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, will provide the necessary funding for these expenditures.
Developments and Expansions
The following tables summarize our development projects as of March 31, 2017.
Properties Opened During the Three Months Ended March 31, 2017
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Opening Date	Initial Unleveraged Yield
Mall Expansion:
Mayfaire Town Center - Phase I	Wilmington, NC	100%	67,766	$19,073	$9,627	Feb-17	8.4%

Mall Redevelopment:
College Square - Partial Belk Redevelopment (Planet Fitness)	Morristown, TN	100%	20,000	1,549	1,444	Mar-17	9.9%

Total Properties Opened			87,766	$20,622	$11,071

(1) Total Cost is presented net of reimbursements to be received.
(2) Cost to Date does not reflect reimbursements until they are received.

The expansion at Mayfaire Towne Center, which opened in the first quarter of 2017, features retailers H&M and Palmetto Moon, among others.

Properties Under Development at March 31, 2017
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Expected Opening Date	Initial Unleveraged Yield
Outlet Center:
The Outlet Shoppes at Laredo	Laredo, TX	65%	357,756	$69,936	$62,619	April-17	9.6%

Mall Expansions:
Kirkwood Mall - Lucky 13 (Lucky's Pub)	Bismarck, ND	100%	6,500	3,200	710	Fall-17	7.6%
Parkdale Mall - Restaurant Addition	Beaumont, TX	100%	4,700	1,277	5	Winter-17	10.7%
			11,200	4,477	715
Mall Redevelopments:
Dakota Square Mall - Partial Miracle Mart Redevelopment (T.J. Maxx)	Minot, ND	100%	20,755	1,929	1,571	Summer-17	12.3%
Hickory Point Mall - T.J. Maxx/Shops	Forsyth, IL	100%	50,030	4,070	448	Fall-17	8.9%
Pearland Town Center - Sports Authority Redevelopment (Dick's Sporting Goods)	Pearland, TX	100%	48,582	7,069	4,344	April-17	12.2%
South County Center - DXL	St. Louis, MO	100%	6,817	1,358	789	Summer-17	19.7%
Stroud Mall - Beauty Academy	Stroudsburg, PA	100%	10,494	2,167	1,682	May-17	6.6%
Turtle Creek Mall - ULTA	Hattiesburg, MS	100%	20,782	3,050	1,488	Spring-17	6.7%
York Galleria - Partial JCP Redevelopment (H&M/Shops)	York, PA	100%	42,672	5,582	4,226	Spring-17	7.8%
York Galleria - Partial JCP Redevelopment (Gold's Gym/Shops)	York, PA	100%	40,832	6,476	3,008	Spring-17	11.5%
			240,964	31,701	17,556

Associated Center Redevelopment:
The Landing at Arbor Place - Ollie's	Atlanta (Douglasville), GA	100%	28,446	1,946	1,273	Fall-17	8.0%

Total Properties Under Development			638,366	$108,060	$82,163

(1) Total Cost is presented net of reimbursements to be received.
(2) Cost to Date does not reflect reimbursements until they are received.

In April 2017, we held the grand opening of The Outlet Shoppes at Laredo, our 65/35 joint venture with Horizon. The shopping center was approximately 82% leased at its opening and features a broad assortment of new retailers.
We began construction in the first quarter on several redevelopments. These include the addition of T. J. Maxx at Dakota Square Mall and Hickory Point Mall as well as anchor redevelopment projects at several malls.
We are working on plans for the three Macy's locations which were purchased in January 2017 as well as the five Sears' stores which we gained control of in a sales-leaseback transaction. We expect to announce more substantive plans for several locations later this year as leases are finalized. These asset acquisitions afford us the opportunity to reinvent and transition our properties into suburban town centers designed to appeal to evolving consumer preferences.
We own land and hold options to acquire certain development properties owned by third parties.  Except for the projects presented above, we do not have any other material capital commitments as of March 31, 2017.
Acquisitions and Dispositions
See Note 4 and Note 5 to the condensed consolidated financial statements for a description of our acquisition and disposition activity related to consolidated and unconsolidated affiliates.
Gain on Extinguishment of Debt
In January 2017, we recognized a gain on extinguishment of debt of $4.1 million upon the transfer of Midland Mall to the lender in satisfaction of the non-recourse debt secured by the mall, which had a principal balance of $32.0 million.

Off-Balance Sheet Arrangements
Unconsolidated Affiliates
We have ownership interests in 17 unconsolidated affiliates as of March 31, 2017 that are described in Note 5 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as “Investments in Unconsolidated Affiliates.”  The following are circumstances when we may consider entering into a joint venture with a third party:

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
The following table represents our guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 (in thousands):

	As of March 31, 2017							Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership		Maximum Guaranteed Amount	Debt Maturity Date (1)		3/31/2017	12/31/2016
West Melbourne I, LLC - Phase I (2)	50%	$42,697	20%		$8,539	Feb-2018	(2)	$86	$86
West Melbourne I, LLC - Phase II (2)	50%	16,497	20%		3,299	Feb-2018	(2)	33	33
Port Orange I, LLC	50%	57,718	20%		11,544	Feb-2018	(2)	116	116
Ambassador Infrastructure, LLC	65%	11,035	100%	(3)	11,035	Dec-2017	(4)	177	177
			Total guaranty liability					$412	$412

(1)	Excludes any extension options.

(2)	The loan has a one-year extension option, which is at the unconsolidated affiliate's election, for an outside maturity date of February 2019.

(3)
The guaranty will be reduced to 50% on March 1st of such year as PILOT payments received and attributed to the prior calendar year by Ambassador Infrastructure and delivered to the lender are $1,200 or more, provided no event of default exists. The guaranty will be reduced to 20% when the PILOT payments are $1,400 or more, provided no event of default exists.

(4)	The loan has two one-year extension options, which are the unconsolidated affiliate's election, for an outside maturity date of December 2019.

We have guaranteed the lease performance of YTC, an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22.0 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to $10.0 million. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $14.0 million as of March 31, 2017.  We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty.  We did not include an obligation for this guaranty because we determined that the fair value of the guaranty was not material as of March 31, 2017 and December 31, 2016.
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
Our Annual Report on Form 10-K for the year ended December 31, 2016 contains a discussion of our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these policies and estimates during the three months ended March 31, 2017. Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
FFO does not represent cash flows from operations as defined by GAAP, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income (loss) for purposes of evaluating our operating performance.
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
FFO of the Operating Partnership decreased 2.2% to $106.6 million for the three months ended March 31, 2017 as compared to $135.9 million for the prior-year period. Excluding the adjustments noted below, FFO of the Operating Partnership, as adjusted, decreased 7.4% for the three month period ended March 31, 2017 to $103.0 million compared to $111.2 million for the same period in 2016. The decrease in FFO, as adjusted, was primarily driven by lower percentage rent due to decreased sales, a decrease in tenant reimbursements and dilution from asset sales in the prior year. These decreases were partially offset by increased rental rates and savings in operating costs.

The reconciliation of net income attributable to common shareholders to FFO allocable to Operating Partnership common unitholders is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income attributable to common shareholders	$22,892	$28,851
Noncontrolling interest in income of Operating Partnership	3,690	4,945
Depreciation and amortization expense of:
Consolidated properties	71,220	76,506
Unconsolidated affiliates	9,543	9,178
Non-real estate assets	(864)	(837)
Noncontrolling interests' share of depreciation and amortization	(1,979)	(2,393)
Loss on impairment, net of tax	2,067	19,685
Loss on depreciable property	41	—
FFO allocable to Operating Partnership common unitholders	106,610	135,935
Litigation settlements, net of related expenses (1)	43	1,707
Nonrecurring professional fees reimbursement (1)	(925)	—
Equity in earnings from disposals of unconsolidated affiliates (2)	—	(26,395)
Non-cash default interest expense	1,307	—
Gain on extinguishment of debt (3)	(4,055)	—
FFO allocable to Operating Partnership common unitholders, as adjusted	$102,980	$111,247

FFO per diluted share	$0.53	$0.68

FFO, as adjusted, per diluted share	$0.52	$0.56

Weighted-average common and potential dilutive common shares outstanding with Operating Partnership units fully converted	199,281	199,758

(1) Litigation expense is included in General and administrative expense in the Consolidated Statements of Operations. Nonrecurring professional fees reimbursement is included in Interest and other income in the Consolidated Statements of Operations.

(2) For the three months ended March 31, 2016, includes $26,373 related to the sale of a 50% interest in an unconsolidated affiliate. This amount is included in Equity in earnings of unconsolidated affiliates in the Consolidated Statements of Operations.

(3) For the three months ended March 31, 2017, represents gain on extinguishment of debt related to the non-recourse loan secured by Midland Mall, which was conveyed to the lender in January 2017.

The reconciliation of diluted EPS to FFO per diluted share is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Diluted EPS attributable to common shareholders	$0.13	$0.17
Eliminate amounts per share excluded from FFO:
Depreciation and amortization expense, including amounts from consolidated properties, unconsolidated affiliates, non-real estate assets and excluding amounts allocated to noncontrolling interests	0.39	0.42
Loss on impairment, net of tax	0.01	0.09
FFO per diluted share	$0.53	$0.68

The reconciliations of FFO allocable to Operating Partnership common unitholders to FFO allocable to common shareholders, including and excluding the adjustments noted above, are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
FFO allocable to Operating Partnership common unitholders	$106,610	$135,935
Percentage allocable to common shareholders (1)	85.80%	85.37%
FFO allocable to common shareholders	$91,471	$116,048

FFO allocable to Operating Partnership common unitholders, as adjusted	$102,980	$111,247
Percentage allocable to common shareholders (1)	85.80%	85.37%
FFO allocable to common shareholders, as adjusted	$88,357	$94,972

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

Interest Rate Risk

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at March 31, 2017, a 0.5% increase or decrease in interest rates on variable-rate debt would decrease or increase annual cash flows by approximately $6.1 million and $1.9 million, respectively, and increase or decrease annual interest expense, after the effect of capitalized interest, by approximately $6.0 million and $1.7 million, respectively.
     Based on our proportionate share of total consolidated and unconsolidated debt at March 31, 2017, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $86.9 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $90.0 million.
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
ITEM 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations that are discussed under the caption “Risk Factors” in Part I, Item1A of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to such risk factors since the filing of our Annual Report.
ITEM 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1–31, 2017	—	$—	—	$—
February 1–28, 2017	27,335	10.69	—	—
March 1–31, 2017	—	—	—	—
Total	27,335	$10.69	—	$—

(1)	Represents shares surrendered to the Company by employees to satisfy federal and state income tax requirements related to the vesting of shares of restricted stock.

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

/s/ Farzana Khaleel
_____________________________________
Farzana Khaleel
Executive Vice President -
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)

CBL & ASSOCIATES LIMITED PARTNERSHIP

By: CBL HOLDINGS I, INC., its general partner

/s/ Farzana Khaleel
_____________________________________
Farzana Khaleel
Executive Vice President -
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)

Date: May 10, 2017

INDEX TO EXHIBITS

Exhibit Number	Description
10.2.12	CBL & Associates Properties, Inc. Named Executive Officer Annual Incentive Compensation Plan (AIP) (Fiscal Year 2017) * †
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of CBL & Associates Properties, Inc.
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of CBL & Associates Limited Partnership
12.3	Computation of Ratio of Earnings to Fixed Charges of CBL & Associates Properties, Inc.
12.4	Computation of Ratio of Earnings to Fixed Charges of CBL & Associates Limited Partnership
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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference from the Company's Current Report on Form 8-K, dated February 7, 2017 and filed on February 13, 2017. Commission File No. 1-12494 and 333-182515-01
†	A management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.