Form 10-Q
period 2017-06-30
CBL & ASSOCIATES PROPERTIES INC; CBL & ASSOCIATES LIMITED PARTNERSHIP
filed 2017-08-09
CIK 910612, 915140

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
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
As of August 4, 2017, there were 171,097,098 shares of CBL & Associates Properties, Inc.'s common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2017 of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the "Company" mean CBL & Associates Properties, Inc. and its subsidiaries. References to the "Operating Partnership" mean CBL & Associates Limited Partnership and its subsidiaries. The terms "we," "us" and "our" refer to the Company or the Company and the Operating Partnership collectively, as the context requires.
The Company is a real estate investment trust ("REIT") whose stock is traded on the New York Stock Exchange. The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At June 30, 2017, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 84.8% limited partner interest for a combined interest held by the Company of 85.8%.
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

CBL & Associates Properties, Inc.
CBL & Associates Limited Partnership

PART I – FINANCIAL INFORMATION

ITEM 1:   Financial Statements
CBL & Associates Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

ASSETS (1)	June 30, 2017	December 31, 2016
Real estate assets:
Land	$818,550	$820,979
Buildings and improvements	6,687,134	6,942,452
	7,505,684	7,763,431
Accumulated depreciation	(2,374,071)	(2,427,108)
	5,131,613	5,336,323
Held for sale	—	5,861
Developments in progress	94,698	178,355
Net investment in real estate assets	5,226,311	5,520,539
Cash and cash equivalents	29,622	18,951
Receivables:
Tenant, net of allowance for doubtful accounts of $2,091 and $1,910 in 2017 and 2016, respectively	84,472	94,676
Other, net of allowance for doubtful accounts of $838 in 2017 and 2016	7,699	6,227
Mortgage and other notes receivable	17,414	16,803
Investments in unconsolidated affiliates	254,522	266,872
Intangible lease assets and other assets	188,293	180,572
	$5,808,333	$6,104,640

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness, net	$4,249,440	$4,465,294
Accounts payable and accrued liabilities	244,542	280,498
Total liabilities (1)	4,493,982	4,745,792
Commitments and contingencies (Note 6 and Note 12)
Redeemable noncontrolling interests	13,392	17,996
Shareholders' equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized:
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding	18	18
6.625% Series E Cumulative Redeemable Preferred Stock, 690,000 shares outstanding	7	7
Common stock, $.01 par value, 350,000,000 shares authorized, 171,094,642 and 170,792,645 issued and outstanding in 2017 and 2016, respectively	1,711	1,708
Additional paid-in capital	1,972,070	1,969,059
Dividends in excess of cumulative earnings	(779,693)	(742,078)
Total shareholders' equity	1,194,113	1,228,714
Noncontrolling interests	106,846	112,138
Total equity	1,300,959	1,340,852
	$5,808,333	$6,104,640

(1)
As of June 30, 2017, includes $655,236 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $451,661 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 5.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Operations (In thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES:
Minimum rents	$157,609	$167,216	$317,359	$337,845
Percentage rents	1,738	2,692	4,127	7,365
Other rents	3,729	4,819	7,381	9,881
Tenant reimbursements	62,231	70,096	129,522	143,462
Management, development and leasing fees	2,577	4,067	6,029	6,648
Other	1,349	6,075	2,828	12,842
Total revenues	229,233	254,965	467,246	518,043

OPERATING EXPENSES:
Property operating	30,041	31,060	64,955	69,688
Depreciation and amortization	82,509	72,205	153,729	148,711
Real estate taxes	18,687	22,834	40,770	45,862
Maintenance and repairs	11,716	11,790	25,068	26,338
General and administrative	15,752	16,475	31,834	33,643
Loss on impairment	43,203	43,493	46,466	63,178
Other	5,019	5,052	5,019	14,737
Total operating expenses	206,927	202,909	367,841	402,157
Income from operations	22,306	52,056	99,405	115,886
Interest and other income	31	251	1,435	611
Interest expense	(55,065)	(53,187)	(111,266)	(108,418)
Gain on extinguishment of debt	20,420	—	24,475	6
Loss on investment	(5,843)	—	(5,843)	—
Income tax benefit	2,920	51	3,720	588
Equity in earnings of unconsolidated affiliates	6,325	64,349	11,698	96,739
Income (loss) from continuing operations before gain on sales of real estate assets	(8,906)	63,520	23,624	105,412
Gain on sales of real estate assets	79,533	9,577	85,521	9,577
Net income	70,627	73,097	109,145	114,989
Net (income) loss attributable to noncontrolling interests in:
Operating Partnership	(5,093)	(8,483)	(8,783)	(13,428)
Other consolidated subsidiaries	(24,138)	(1,695)	(24,851)	1,432
Net income attributable to the Company	41,396	62,919	75,511	102,993
Preferred dividends	(11,223)	(11,223)	(22,446)	(22,446)
Net income attributable to common shareholders	$30,173	$51,696	$53,065	$80,547

Basic and diluted per share data attributable to common shareholders:
Net income attributable to common shareholders	$0.18	$0.30	$0.31	$0.47
Weighted-average common and potential dilutive common shares outstanding	171,095	170,792	171,042	170,731

Dividends declared per common share	$0.265	$0.265	$0.530	$0.530

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$70,627	$73,097	$109,145	$114,989

Other comprehensive income:
Unrealized gain on hedging instruments	—	—	—	877
Reclassification of hedging effect on earnings	—	—	—	(443)
Total other comprehensive income	—	—	—	434

Comprehensive income	70,627	73,097	109,145	115,423
Comprehensive (income) loss attributable to noncontrolling interests in:
Operating Partnership	(5,093)	(8,483)	(8,783)	(13,491)
Other consolidated subsidiaries	(24,138)	(1,695)	(24,851)	1,432
Comprehensive income attributable to the Company	$41,396	$62,919	$75,511	$103,364

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
 (Unaudited)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2016	$25,330	$25	$1,705	$1,970,333	$1,935	$(689,028)	$1,284,970	$114,629	$1,399,599
Net income (loss)	(1,975)	—	—	—	—	102,993	102,993	13,971	116,964
Other comprehensive income	3	—	—	—	371	—	371	60	431
Dividends declared - common stock	—	—	—	—	—	(90,520)	(90,520)	—	(90,520)
Dividends declared - preferred stock	—	—	—	—	—	(22,446)	(22,446)	—	(22,446)
Issuances of 327,326 shares of common stock and restricted common stock	—	—	3	385	—	—	388	—	388
Cancellation of 28,407 shares of restricted common stock	—	—	—	(224)	—	—	(224)	—	(224)
Performance stock units	—	—	—	516	—	—	516	—	516
Amortization of deferred compensation	—	—	—	1,969	—	—	1,969	—	1,969
Redemption of Operating Partnership common units	—	—	—	—	—	—	—	(146)	(146)
Adjustment for noncontrolling interests	1,000	—	—	(3,130)	(2,306)	—	(5,436)	4,436	(1,000)
Adjustment to record redeemable noncontrolling interests at redemption value	(2,314)	—	—	1,742	—	—	1,742	572	2,314
Contributions from noncontrolling interests	—	—	—	—	—	—	—	10,686	10,686
Distributions to noncontrolling interests	(4,211)	—	—	—	—	—	—	(19,163)	(19,163)
Balance, June 30, 2016	$17,833	$25	$1,708	$1,971,591	$—	$(699,001)	$1,274,323	$125,045	$1,399,368

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)
(Continued)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2017	$17,996	$25	$1,708	$1,969,059	$(742,078)	$1,228,714	$112,138	$1,340,852
Net income	485	—	—	—	75,511	75,511	33,149	108,660
Dividends declared - common stock	—	—	—	—	(90,680)	(90,680)	—	(90,680)
Dividends declared - preferred stock	—	—	—	—	(22,446)	(22,446)	—	(22,446)
Issuances of 336,475 shares of common stock and restricted common stock	—	—	3	423	—	426	—	426
Redemptions of Operating Partnership common units	—	—	—	—	—	—	(530)	(530)
Cancellation of 34,478 shares of restricted common stock	—	—	—	(304)	—	(304)	—	(304)
Performance stock units	—	—	—	729	—	729	—	729
Amortization of deferred compensation	—	—	—	2,275	—	2,275	—	2,275
Adjustment for noncontrolling interests	1,483	—	—	(3,821)	—	(3,821)	2,338	(1,483)
Adjustment to record redeemable noncontrolling interests at redemption value	(4,286)	—	—	3,709	—	3,709	577	4,286
Deconsolidation of investment	—	—	—	—	—	—	(2,232)	(2,232)
Contributions from noncontrolling interests	—	—	—	—	—	—	263	263
Distributions to noncontrolling interests	(2,286)	—	—	—	—	—	(38,857)	(38,857)
Balance, June 30, 2017	$13,392	$25	$1,711	$1,972,070	$(779,693)	$1,194,113	$106,846	$1,300,959

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$109,145	$114,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153,729	148,711
Net amortization of deferred financing costs, debt premiums and discounts	2,126	1,476
Net amortization of intangible lease assets and liabilities	(883)	(288)
Gain on sales of real estate assets	(85,521)	(9,577)
Loss on investment	5,843	—
Write-off of development projects	5,019	33
Share-based compensation expense	3,324	2,851
Loss on impairment	46,466	63,178
Gain on extinguishment of debt	(24,475)	(6)
Equity in earnings of unconsolidated affiliates	(11,698)	(96,739)
Distributions of earnings from unconsolidated affiliates	9,640	8,582
Provision for doubtful accounts	2,374	2,223
Change in deferred tax accounts	3,750	(320)
Changes in:
Tenant and other receivables	(3,098)	(13,595)
Other assets	(6,638)	(5,616)
Accounts payable and accrued liabilities	(3,776)	(1,741)
Net cash provided by operating activities	205,327	214,161

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(93,535)	(103,322)
Acquisitions of real estate assets	(79,799)	—
Additions to restricted cash	(6,315)	(8,064)
Proceeds from sales of real estate assets	194,632	88,583
Additions to mortgage and other notes receivable	—	(3,259)
Payments received on mortgage and other notes receivable	1,190	515
Additional investments in and advances to unconsolidated affiliates	(4,853)	(3,650)
Distributions in excess of equity in earnings of unconsolidated affiliates	11,573	60,060
Changes in other assets	(11,203)	(2,498)
Net cash provided by investing activities	11,690	28,365

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$494,103	$439,113
Principal payments on mortgage and other indebtedness	(536,406)	(570,838)
Additions to deferred financing costs	(872)	(79)
Additions to debt issuance costs	—	(837)
Prepayment fees on extinguishment of debt	(8,500)	—
Proceeds from issuances of common stock	102	87
Purchase of noncontrolling interests in the Operating Partnership	(530)	(146)
Contributions from noncontrolling interests	263	10,686
Payment of tax withholdings for restricted stock awards	(298)	—
Distributions to noncontrolling interests	(41,162)	(23,378)
Dividends paid to holders of preferred stock	(22,446)	(22,446)
Dividends paid to common shareholders	(90,600)	(90,441)
Net cash used in financing activities	(206,346)	(258,279)

NET CHANGE IN CASH AND CASH EQUIVALENTS	10,671	(15,753)
CASH AND CASH EQUIVALENTS, beginning of period	18,951	36,892
CASH AND CASH EQUIVALENTS, end of period	$29,622	$21,139

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$116,349	$109,109

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Balance Sheets
(In thousands, except unit data)
(Unaudited)

ASSETS (1)	June 30, 2017	December 31, 2016
Real estate assets:
Land	$818,550	$820,979
Buildings and improvements	6,687,134	6,942,452
	7,505,684	7,763,431
Accumulated depreciation	(2,374,071)	(2,427,108)
	5,131,613	5,336,323
Held for sale	—	5,861
Developments in progress	94,698	178,355
Net investment in real estate assets	5,226,311	5,520,539
Cash and cash equivalents	29,622	18,943
Receivables:
Tenant, net of allowance for doubtful accounts of $2,091 and $1,910 in 2017 and 2016, respectively	84,472	94,676
Other, net of allowance for doubtful accounts of $838 in 2017 and 2016	7,651	6,179
Mortgage and other notes receivable	17,414	16,803
Investments in unconsolidated affiliates	255,053	267,405
Intangible lease assets and other assets	188,173	180,452
	$5,808,696	$6,104,997

LIABILITIES, REDEEMABLE INTERESTS AND CAPITAL
Mortgage and other indebtedness, net	$4,249,440	$4,465,294
Accounts payable and accrued liabilities	244,604	280,528
Total liabilities (1)	4,494,044	4,745,822
Commitments and contingencies (Note 6 and Note 12)
Redeemable common units	13,392	17,996
Partners' capital:
Preferred units	565,212	565,212
Common units:
General partner	7,368	7,781
Limited partners	716,743	756,083
Total partners' capital	1,289,323	1,329,076
Noncontrolling interests	11,937	12,103
Total capital	1,301,260	1,341,179
	$5,808,696	$6,104,997

(1)
As of June 30, 2017, includes $655,236 of assets related to consolidated variable interest entities that can only be used to settle obligations of the consolidated variable interest entities and $451,661 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Operating Partnership. See Note 5.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership Condensed Consolidated Statements of Operations (In thousands, except per unit data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES:
Minimum rents	$157,609	$167,216	$317,359	$337,845
Percentage rents	1,738	2,692	4,127	7,365
Other rents	3,729	4,819	7,381	9,881
Tenant reimbursements	62,231	70,096	129,522	143,462
Management, development and leasing fees	2,577	4,067	6,029	6,648
Other	1,349	6,075	2,828	12,842
Total revenues	229,233	254,965	467,246	518,043

OPERATING EXPENSES:
Property operating	30,041	31,060	64,955	69,688
Depreciation and amortization	82,509	72,205	153,729	148,711
Real estate taxes	18,687	22,834	40,770	45,862
Maintenance and repairs	11,716	11,790	25,068	26,338
General and administrative	15,752	16,475	31,834	33,643
Loss on impairment	43,203	43,493	46,466	63,178
Other	5,019	5,052	5,019	14,737
Total operating expenses	206,927	202,909	367,841	402,157
Income from operations	22,306	52,056	99,405	115,886
Interest and other income	31	251	1,435	611
Interest expense	(55,065)	(53,187)	(111,266)	(108,418)
Gain on extinguishment of debt	20,420	—	24,475	6
Loss on investment	(5,843)	—	(5,843)	—
Income tax benefit	2,920	51	3,720	588
Equity in earnings of unconsolidated affiliates	6,325	64,349	11,698	96,739
Income (loss) from continuing operations before gain on sales of real estate assets	(8,906)	63,520	23,624	105,412
Gain on sales of real estate assets	79,533	9,577	85,521	9,577
Net income	70,627	73,097	109,145	114,989
Net (income) loss attributable to noncontrolling interests	(24,138)	(1,695)	(24,851)	1,432
Net income attributable to the Operating Partnership	46,489	71,402	84,294	116,421
Distributions to preferred unitholders	(11,223)	(11,223)	(22,446)	(22,446)
Net income attributable to common unitholders	$35,266	$60,179	$61,848	$93,975

Basic and diluted per unit data attributable to common unitholders:
Net income attributable to common unitholders	$0.18	$0.30	$0.31	$0.47
Weighted-average common and potential dilutive common units outstanding	199,371	200,045	199,326	199,986

Distributions declared per common unit	$0.273	$0.273	$0.546	$0.546

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$70,627	$73,097	$109,145	$114,989

Other comprehensive income:
Unrealized gain on hedging instruments	—	—	—	877
Reclassification of hedging effect on earnings	—	—	—	(443)
Total other comprehensive income	—	—	—	434

Comprehensive income	70,627	73,097	109,145	115,423
Comprehensive (income) loss attributable to noncontrolling interests	(24,138)	(1,695)	(24,851)	1,432
Comprehensive income of the Operating Partnership	$46,489	$71,402	$84,294	$116,855

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Capital
(In thousands)
 (Unaudited)

	Redeemable Interests			Number of			Common Units
	Redeemable Noncontrolling Interests	Redeemable Common Units	Total Redeemable Interests	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital	Noncontrolling Interests	Total Capital
Balance, January 1, 2016	$5,586	$19,744	$25,330	25,050	199,748	$565,212	$8,435	$822,383	$(868)	$1,395,162	$4,876	$1,400,038
Net income (loss)	(2,691)	716	(1,975)	—	—	22,446	954	92,305	—	115,705	1,259	116,964
Other comprehensive income	—	3	3	—	—	—	—	—	431	431	—	431
Distributions declared - common units	—	(2,286)	(2,286)	—	—	—	(1,064)	(105,790)	—	(106,854)	—	(106,854)
Distributions declared - preferred units	—	—	—	—	—	(22,446)	—	—	—	(22,446)	—	(22,446)
Issuances of common units	—	—	—	—	327	—	—	388	—	388	—	388
Redemption of common units	—	—	—	—	(15)	—	—	(146)	—	(146)	—	(146)
Cancellation of restricted common stock	—	—	—	—	(28)	—	—	(224)	—	(224)	—	(224)
Performance stock units	—	—	—	—	—	—	5	511	—	516	—	516
Amortization of deferred compensation	—	—	—	—	—	—	20	1,949	—	1,969	—	1,969
Allocation of partners' capital	—	1,000	1,000	—	—	—	(55)	(1,491)	437	(1,109)	—	(1,109)
Adjustment to record redeemable interests at redemption value	1,784	(4,098)	(2,314)	—	—	—	24	2,290	—	2,314	—	2,314
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	10,686	10,686
Distributions to noncontrolling interests	(1,925)	—	(1,925)	—	—	—	—	—	—	—	(2,829)	(2,829)
Balance, June 30, 2016	$2,754	$15,079	$17,833	25,050	200,032	$565,212	$8,319	$812,175	$—	$1,385,706	$13,992	$1,399,698

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Capital
(In thousands)
(Unaudited)
(Continued)

		Number of			Common Units
	Redeemable Common Units	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Total Partners' Capital	Noncontrolling Interests	Total Capital
Balance, January 1, 2017	$17,996	25,050	199,085	$565,212	$7,781	$756,083	$1,329,076	$12,103	$1,341,179
Net income	485	—	—	22,446	631	60,732	83,809	24,851	108,660
Distributions declared - common units	(2,286)	—	—	—	(1,066)	(105,423)	(106,489)	—	(106,489)
Distributions declared - preferred units	—	—	—	(22,446)	—	—	(22,446)	—	(22,446)
Issuances of common units	—	—	336	—	—	426	426	—	426
Redemptions of common units	—	—	—	—	—	(530)	(530)	—	(530)
Cancellation of restricted common stock	—	—	(35)	—	—	(304)	(304)	—	(304)
Performance stock units	—	—	—	—	7	722	729	—	729
Amortization of deferred compensation	—	—	—	—	23	2,252	2,275	—	2,275
Allocation of partners' capital	1,483	—	—	—	(52)	(1,457)	(1,509)	—	(1,509)
Adjustment to record redeemable interests at redemption value	(4,286)	—	—	—	44	4,242	4,286	—	4,286
Deconsolidation of investment	—	—	—	—	—	—	—	(2,232)	(2,232)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	263	263
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(23,048)	(23,048)
Balance, June 30, 2017	$13,392	25,050	199,386	$565,212	$7,368	$716,743	$1,289,323	$11,937	$1,301,260

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$109,145	$114,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153,729	148,711
Net amortization of deferred financing costs, debt premiums and discounts	2,126	1,476
Net amortization of intangible lease assets and liabilities	(883)	(288)
Gain on sales of real estate assets	(85,521)	(9,577)
Loss on investment	5,843	—
Write-off of development projects	5,019	33
Share-based compensation expense	3,324	2,851
Loss on impairment	46,466	63,178
Gain on extinguishment of debt	(24,475)	(6)
Equity in earnings of unconsolidated affiliates	(11,698)	(96,739)
Distributions of earnings from unconsolidated affiliates	9,641	8,610
Provision for doubtful accounts	2,374	2,223
Change in deferred tax accounts	3,750	(320)
Changes in:
Tenant and other receivables	(3,098)	(13,546)
Other assets	(6,638)	(5,616)
Accounts payable and accrued liabilities	(3,769)	(1,820)
Net cash provided by operating activities	205,335	214,159

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(93,535)	(103,322)
Acquisition of real estate assets	(79,799)	—
Additions to restricted cash	(6,315)	(8,064)
Proceeds from sales of real estate assets	194,632	88,583
Additions to mortgage and other notes receivable	—	(3,259)
Payments received on mortgage and other notes receivable	1,190	515
Additional investments in and advances to unconsolidated affiliates	(4,853)	(3,650)
Distributions in excess of equity in earnings of unconsolidated affiliates	11,573	60,060
Changes in other assets	(11,203)	(2,498)
Net cash provided by investing activities	11,690	28,365

CBL & Associates Limited Partnership Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$494,103	$439,113
Principal payments on mortgage and other indebtedness	(536,406)	(570,838)
Additions to deferred financing costs	(872)	(79)
Additions to debt issuance costs	—	(837)
Prepayment fees on extinguishment of debt	(8,500)	—
Proceeds from issuances of common units	102	87
Redemptions of common units	(530)	(146)
Contributions from noncontrolling interests	263	10,686
Payment of tax withholdings for restricted stock awards	(298)	—
Distributions to noncontrolling interests	(25,333)	(7,044)
Distributions to preferred unitholders	(22,446)	(22,446)
Distributions to common unitholders	(106,429)	(106,775)
Net cash used in financing activities	(206,346)	(258,279)

NET CHANGE IN CASH AND CASH EQUIVALENTS	10,679	(15,755)
CASH AND CASH EQUIVALENTS, beginning of period	18,943	36,887
CASH AND CASH EQUIVALENTS, end of period	$29,622	$21,132

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$116,349	$109,109

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
CBL & Associates Properties, Inc. (“CBL”), a Delaware corporation, is a self-managed, self-administered, fully-integrated real estate investment trust (“REIT”) that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air and mixed-use centers, outlet centers, associated centers, community centers and office properties.  Its properties are located in 26 states, but are primarily in the southeastern and midwestern United States.
CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the “Operating Partnership”), which is a variable interest entity ("VIE"). In accordance with the guidance in Accounting Standards Codification ("ASC") 810, Consolidations, the Company is exempt from providing further disclosures related to the Operating Partnership's VIE classification. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a VIE.  As of June 30, 2017, the Operating Partnership owned interests in the following properties:

	Malls (1)	Associated Centers	Community Centers	Office Buildings		Total
Consolidated properties	61	20	4	5	(2)	90
Unconsolidated properties (3)	9	3	5	—		17
Total	70	23	9	5		107

(1)	Category consists of regional malls, open-air centers and outlet centers (including one mixed-use center).

(2)	Includes CBL's two corporate office buildings.

(3)	The Operating Partnership accounts for these investments using the equity method because one or more of the other partners have substantive participating rights.
At June 30, 2017, the Operating Partnership had interests in the following consolidated properties under development:

	Malls	Associated Centers
Expansions	2	—
Redevelopments	3	1
The Operating Partnership also holds options to acquire certain development properties owned by third parties.
CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At June 30, 2017, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 84.8% limited partner interest for a combined interest held by CBL of 85.8%.
As used herein, the term "Company" includes CBL & Associates Properties, Inc. and its subsidiaries, including CBL & Associates Limited Partnership and its subsidiaries, unless the context indicates otherwise. The term "Operating Partnership" refers to CBL & Associates Limited Partnership and its subsidiaries.
The noncontrolling interest in the Operating Partnership is held by CBL & Associates, Inc., its shareholders and affiliates and certain senior officers of the Company (collectively "CBL's Predecessor"), all of which contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993, and by various third parties. At June 30, 2017, CBL’s Predecessor owned a 9.1% limited partner interest and third parties owned a 5.1% limited partner interest in the Operating Partnership.  CBL's Predecessor also owned 3.8 million shares of CBL’s common stock at June 30, 2017, for a total combined effective interest of 11.0% in the Operating Partnership.
The Operating Partnership conducts the Company’s property management and development activities through its wholly owned subsidiary, CBL & Associates Management, Inc. (the “Management Company”), to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. All intercompany transactions have been eliminated. The results for the interim period ended June 30, 2017 are not necessarily indicative of the results to be obtained for the full fiscal year.
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
Accounting Guidance Not Yet Effective
Revenue Recognition guidance and implementation update
In May 2014, the FASB and the International Accounting Standards Board jointly issued ASU 2014-09. The objective of this converged standard is to enable financial statement users to better understand and analyze revenue by replacing current transaction and industry-specific guidance with a more principles-based approach to revenue recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that the entity expects to be entitled to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other guidance such as lease and insurance contracts. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, ("ASU 2015-14") which allows an additional one year deferral of ASU 2014-09. As a result, ASU 2014-09 is effective for annual periods beginning after December 15, 2017 and interim periods within those years using one of two retrospective application methods. Early adoption would be permitted only for annual reporting periods beginning after December 15, 2016 and interim periods within those years. As the majority of the Company's revenue is derived from real estate lease contracts, the Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements. The Company expects to adopt the guidance using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of the Company's adoption, which will be January 1, 2018.
The following updates, which are effective as of the same date as ASU 2014-09 as deferred by ASU 2015-14, were issued by the FASB to clarify the implementation of the revenue guidance:

Issuance Date	Accounting Standards Update
March 2016	ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net)
April 2016	ASU 2016-10, Identifying Performance Obligations and Licensing
May 2016	ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting
May 2016	ASU 2016-12, Narrow Scope Improvements and Practical Expedients
December 2016	ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers
The Company's revenues largely consist of income earned from leasing, which approximated 95% of the Company's revenues over the three-year period ended December 31, 2016. Other revenue streams primarily include earnings from third-party management and joint venture contracts in addition to marketing income and financing fees. As part of the implementation process, the Company completed an initial review to ascertain which contracts are in the scope of the revenue guidance noted above. For those contracts in scope, these were evaluated using the prescribed five-step method which included the identification of the contract and performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing revenue. Based on its initial evaluation of contracts, the Company does not expect any material changes in the amount or timing of its revenues and expects to have the contract review, for contracts that are expected to have open performance obligations as of January 1, 2018, finalized in the next few months. Once the contract review is complete, the Company will provide an estimate of the expected modified retrospective adjustment that will be booked as well as additional disclosures.

Leasing guidance and implementation update
In February 2016, the FASB issued ASU 2016-02. The objective of ASU 2016-02 is to increase transparency and comparability by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, lessees will be required to recognize a right-of-use asset and corresponding lease liability on the balance sheet for all leases with terms greater than 12 months. The guidance applied by a lessor under ASU 2016-02 is substantially similar to existing GAAP. For public companies, ASU 2016-02 is effective for annual periods beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. Lessees and lessors are required to use a modified retrospective transition method for all leases existing at, or entered into after, the date of initial application. Accordingly, they would apply the new accounting model for the earliest year presented in the financial statements. A number of practical expedients may also be elected. The Company has done a preliminary assessment and continues to evaluate the potential impact the guidance may have on its condensed consolidated financial statements and related disclosures and will adopt ASU 2016-02 as of January 1, 2019.
As a lessor, the Company expects substantially all leases will continue to be classified as operating leases under the new leasing guidance. Under the new guidance, certain common area maintenance ("CAM") recoveries must be accounted for as non-lease components under the new revenue guidance. The FASB clarified in June 2017 that entities, which do not adopt ASU 2016-02 concurrently with the new revenue recognition guidance, will only be required to evaluate CAM as a non-lease component for new leases executed after the effective date, which would be January 1, 2019 for the Company. The Company is evaluating how the bifurcation of CAM may affect the timing or recognition of certain lease revenues. Additionally, the Company expects to expense certain deferred lease costs due to the narrowed definition of indirect costs that may be capitalized. As a lessee, the Company has 11 ground lease arrangements in which the Company is the lessee for land. As of June 30, 2017, these ground leases have future contractual payments of approximately $15,346 with maturity dates ranging from January 2019 through July 2089.
Other Guidance
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

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting ("ASU 2017-09") which provides guidance on the types of changes to the terms or conditions of a share-based payment award to which an entity would be required to apply modification accounting under ASC 718, Compensation - Stock Compensation. ASU 2017-09 is effective for public companies on a prospective basis to awards modified on or after the adoption date for fiscal years beginning after December 15, 2017, including interim periods therein. Early adoption is permitted. The Company plans to adopt the update as of January 1, 2018 and does not expect ASU 2017-09 to have a material impact on its condensed consolidated financial statements.
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
Fair Value Measurements on a Recurring Basis
The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments.  Based on the interest rates for similar financial instruments, the carrying value of mortgage and other notes receivable is a reasonable estimate of fair value.  The estimated fair value of mortgage and other indebtedness was $4,488,714 and $4,737,077 at June 30, 2017 and December 31, 2016, respectively.  The fair value was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently. The carrying amount of net mortgage and other indebtedness was $4,249,440 and $4,465,294 at June 30, 2017 and December 31, 2016, respectively.
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
The following table sets forth information regarding the Company's assets that are measured at fair value on a nonrecurring basis and related impairment charges for the six months ended June 30, 2017:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Long-lived assets	$67,300	$—	$—	$67,300	$46,466

Long-lived Assets Measured at Fair Value in 2017
During the six months ended June 30, 2017, the Company recognized impairments of real estate of $46,466 primarily related to a mall, a parcel project near an outlet center and one outparcel. The properties were classified for segment reporting purposes as listed below (see section below for information on outparcels). See Note 9 for segment information.

Impairment Date	Property	Location	Segment Classification	Loss on Impairment	Fair Value
March	Vacant land (1)	Woodstock, GA	Malls	$3,147	$—	(2)
June	Acadiana Mall (3)	Lafayette, LA	Malls	43,007	67,300
June	Adjustments related to prior period sales (4)	Various	Malls/Office Buildings	196	—	(2)
				$46,350	$67,300

(1)
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

(2)	The long-lived asset is not included in the Company's condensed consolidated balance sheets at June 30, 2017 as the Company no longer has an interest in the property.

(3)
In accordance with the Company's quarterly impairment review process, the Company wrote down the book value of the mall to its estimated fair value of $67,300 in the second quarter of 2017. Management determined the fair value of Acadiana Mall using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of 10 years, with a sale at the end of the holding period, a capitalization rate of 15.50% and a discount rate of 15.75%. The mall has experienced declining tenant sales and cash flows as a result of the downturn of the economy in its market area and an anchor announced in the second quarter 2017 that it will close its store later in 2017. The revenues of Acadiana Mall accounted for approximately 1.9% of total consolidated revenues for the trailing twelve months ended June 30, 2017.

(4)	Relates to true-ups of estimated expenses to actual expenses for properties sold in prior periods.
During the six months ended June 30, 2017, the Company recorded an impairment of $116 related to the sale of one outparcel. Outparcels are classified for segment reporting purposes in the All Other category. See Note 9 for segment information.
Note 4 – Acquisitions and Dispositions
Asset Acquisitions
During the six months ended June 30, 2017, the Company acquired several Sears and Macy's stores, which include land, buildings and improvements, for future redevelopment at the related malls. These transactions are accounted for as asset acquisitions in accordance with ASU 2017-01.
In January 2017, the Company purchased five Sears department stores and two Sears Auto Centers for $72,765 in cash, which includes $265 of capitalized transaction costs. Sears will continue to operate the department stores under new ten-year leases for which the Company will receive an aggregate initial annual base rent of $5,075. Annual base rent will be reduced by 0.25% for the third through tenth years of the leases. Sears will be responsible for paying CAM charges, taxes, insurance and utilities under the terms of the leases. The Company has the right to terminate each Sears lease at any time (except November 15 through January 15), with six month's advance notice. With six month's advance notice, Sears has the right to terminate one lease after a four-year period and may terminate the four other leases after a two-year period. The leases on the Sears Auto Centers may be terminated by Sears after one year, with six month's advance notice.
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
2017 Dispositions
Net proceeds realized from the 2017 dispositions were used to reduce the outstanding balances on the Company's credit facilities. The following is a summary of the Company's 2017 dispositions by sale:

				Sales Price
Sales Date	Property	Property Type	Location	Gross	Net	Gain
January	One Oyster Point & Two Oyster Point (1)	Office Building	Newport News, VA	$6,250	$6,142	$—
April	The Outlet Shoppes at Oklahoma City (2)	Mall	Oklahoma City, OK	130,000	55,368	75,434
May	College Square Mall & Foothills Mall	Mall	Morristown, TN / Maryville, TN	53,500	50,566	1,994
				$189,750	$112,076	$77,428

(1)
The Company recorded a loss on impairment of $3,844 in the third quarter of 2016 to write down the office buildings to their estimated fair value based upon a signed contract with the third party buyer, adjusted to reflect disposition costs.

(2)
In conjunction with the sale of this 75/25 consolidated joint venture, three loans secured by the mall were retired. See Note 6 for more information. The Company's share of the gain from the sale was approximately $48,800. In accordance with the joint venture agreement, the joint venture partner received a priority return of $7,477 from the proceeds of the sale.

The Company also realized a gain of $8,093 primarily related to the sale of six outparcels during the six months ended June 30, 2017. The Company received a note receivable related to the sale of an outparcel in the second quarter of 2017. See Note 8 for more information.

The Company recognized a gain on extinguishment of debt for the properties listed below, which represented the amount by which the outstanding debt balance exceeded the net book value of the property as of the transfer date. See Note 6 for additional information. The following is a summary of the Company's other 2017 dispositions:

Transfer Date	Property	Property Type	Location	Balance of Non-recourse Debt	Gain on Extinguishment of Debt
January	Midland Mall (1)	Mall	Midland. MI	$31,953	$3,760
June	Chesterfield Mall (2)	Mall	Chesterfield, MO	140,000	29,215
				$171,953	$32,975

(1)
The mortgage lender completed the foreclosure process and received title to the mall in satisfaction of the non-recourse debt secured by the property. A loss on impairment of real estate of $4,681 was recorded in the first quarter of 2016 to write down the book value of the mall to its then estimated fair value. The Company also recorded $479 of aggregate non-cash default interest expense.

(2)
The mortgage lender completed the foreclosure process and received title to the mall in satisfaction of the non-recourse debt secured by the property. A loss on impairment of real estate of $99,969 was recorded in the fourth quarter of 2015 to write down the book value of the mall to its then estimated fair value. The Company also recorded $4,324 of aggregate non-cash default interest expense.

Note 5 – Unconsolidated Affiliates and Noncontrolling Interests
Unconsolidated Affiliates
At June 30, 2017, the Company had investments in the following 17 entities, which are accounted for using the equity method of accounting:

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
Subsequent to June 30, 2017, an unconsolidated affiliate retired a loan. See Note 16 for more information.
See Note 16 for subsequent event related to River Ridge Mall JV, LLC.
Condensed Combined Financial Statements - Unconsolidated Affiliates
Condensed combined financial statement information of the unconsolidated affiliates is as follows:

ASSETS	June 30, 2017	December 31, 2016
Investment in real estate assets	$2,149,393	$2,137,666
Accumulated depreciation	(595,825)	(564,612)
	1,553,568	1,573,054
Developments in progress	12,533	9,210
Net investment in real estate assets	1,566,101	1,582,264
Other assets	212,655	223,347
Total assets	$1,778,756	$1,805,611

LIABILITIES
Mortgage and other indebtedness, net	$1,256,445	$1,266,046
Other liabilities	43,314	46,160
Total liabilities	1,299,759	1,312,206

OWNERS' EQUITY
The Company	222,817	228,313
Other investors	256,180	265,092
Total owners' equity	478,997	493,405
Total liabilities and owners' equity	$1,778,756	$1,805,611

	Total for the Three Months Ended June 30,
	2017	2016
Total revenues	$58,156	$62,854
Depreciation and amortization	(19,496)	(22,248)
Interest income	430	332
Interest expense	(13,146)	(14,181)
Operating expenses	(16,639)	(18,333)
Gain on extinguishment of debt	—	63,294
Income from continuing operations before gain on sales of real estate assets	9,305	71,718
Gain (loss) on sales of real estate assets	(6)	60,377
Net income (1)	$9,299	$132,095

(1)	The Company's pro rata share of net income is $6,325 and $64,349 for the three months ended June 30, 2017 and 2016, respectively.

	Total for the Six Months Ended June 30,
	2017	2016
Total revenues	$117,855	$127,058
Depreciation and amortization	(40,125)	(42,858)
Interest income	830	668
Interest expense	(25,984)	(27,670)
Operating expenses	(35,387)	(38,405)
Gain on extinguishment of debt	—	63,294
Income from continuing operations before gain on sales of real estate assets	17,189	82,087
Gain (loss) on sales of real estate assets	(77)	141,336
Net income (1)	$17,112	$223,423

(1)	The Company's pro rata share of net income is $11,698 and $96,739 for the six months ended June 30, 2017 and 2016, respectively.
Redeemable Interests of the Operating Partnership
Redeemable common units of $13,392 and $17,996 at June 30, 2017 and December 31, 2016, respectively, include a partnership interest in the Operating Partnership for which the partnership agreement includes redemption provisions that may require the Operating Partnership to redeem the partnership interest for real property.
Noncontrolling Interests of the Operating Partnership
Noncontrolling interests include the aggregate noncontrolling ownership interest in the Operating Partnership's consolidated subsidiaries that is held by third parties and for which the related partnership agreements either do not include redemption provisions or are subject to redemption provisions that do not require classification outside of permanent equity. Total noncontrolling interests were $11,937 and $12,103, as of June 30, 2017 and December 31, 2016, respectively.
Noncontrolling Interests of the Company
The noncontrolling interests of the Company include the third party interests discussed above as well as the aggregate noncontrolling partnership interest in the Operating Partnership that is not owned by the Company and for which each of the noncontrolling limited partners has the right to exchange all or a portion of its partnership interests for shares of the Company’s common stock or, at the Company’s election, their cash equivalent. As of June 30, 2017, the Company's total noncontrolling interests of $106,846 consisted of noncontrolling interests in the Operating Partnership and in other consolidated subsidiaries of $94,909 and $11,937, respectively. The Company's total noncontrolling interests at December 31, 2016 of $112,138 consisted of noncontrolling interests in the Operating Partnership and in other consolidated subsidiaries of $100,035 and $12,103, respectively.
In April 2017, the Operating Partnership elected to pay $59 to one holder of 6,424 common units in the Operating Partnership upon the exercise of the holder's conversion rights. In June 2017, the Operating Partnership elected to pay $471 to two holders of 59,480 common units in the Operating Partnership upon the exercise of their conversion rights.
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

The table below lists the Company's consolidated VIEs as of June 30, 2017:

Consolidated VIEs:	Property Name
Atlanta Outlet Outparcels, LLC	The Outlet Shoppes at Atlanta (vacant land)
Atlanta Outlet JV, LLC	The Outlet Shoppes at Atlanta
CBL Terrace LP	The Terrace
El Paso Outlet Center Holding, LLC	The Outlet Shoppes at El Paso
El Paso Outlet Center II, LLC	The Outlet Shoppes at El Paso - Phase II
Gettysburg Outlet Center Holding, LLC	The Outlet Shoppes at Gettysburg
Gettysburg Outlet Center, LLC	The Outlet Shoppes at Gettysburg (vacant land)
High Point Development LP II	Oak Hollow - Barnes & Noble
Jarnigan Road LP	CBL Center, CBL Center II, The Shoppes at Hamilton Place and Regal Cinema
Laredo Outlet JV, LLC	The Outlet Shoppes at Laredo
Lebcon Associates	Hamilton Place and outparcel, Hamilton Corner, Hamilton Place - Sears Parcel
Lebcon I, Ltd	Hamilton Crossing and Hamilton Crossing - Expansion
Lee Partners	One Park Place
Louisville Outlet Outparcels, LLC	The Outlet Shoppes of the Bluegrass (vacant land)
Louisville Outlet Shoppes, LLC	The Outlet Shoppes of the Bluegrass
Madison Grandview Forum, LLC	The Forum at Grandview
The Promenade at D'Iberville	The Promenade
Statesboro Crossing, LLC	Statesboro Crossing
The table below lists the Company's unconsolidated VIEs as of June 30, 2017:

Unconsolidated VIEs:	Investment in Real Estate Joint Ventures and Partnerships	Maximum Risk of Loss
Ambassador Infrastructure, LLC (1)	$—	$11,035
G&I VIII CBL Triangle LLC	2,103	2,103

(1)	The debt is guaranteed by the Operating Partnership at 100%. See Note 12 for more information.
Variable Interest Entities - Reconsideration Events
Woodstock GA, Investments, LLC
In March 2017, the Company divested its interests in the 75/25 consolidated joint venture and was relieved of its funding obligation related to the loan secured by the vacant land owned by the joint venture. See Note 3 and Note 6 for more information.
Foothills Mall Associates
The Company held a 95% interest in this consolidated joint venture, which represented an interest in a VIE. The property was sold in May 2017. See Note 4 for more information.
Village at Orchard Hills, LLC
The joint venture completed the sale of its outparcels and distributed the cash in the second quarter of 2017. The consolidated joint venture no longer has any assets as of June 30, 2017.
Note 6 – Mortgage and Other Indebtedness, Net
Debt of the Company
CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that it has a direct or indirect ownership interest in, is the borrower on all of the Company's debt. CBL is a limited guarantor of the 5.25%, 4.60%, and 5.95% senior unsecured notes (collectively, the "Notes"), issued by the Operating Partnership in November 2013, October 2014, and December 2016, respectively, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. The Company also provides a similar limited guarantee of the Operating Partnership's obligations with respect to its unsecured credit facilities and three unsecured term loans as of June 30, 2017.

Debt of the Operating Partnership
Mortgage and other indebtedness, net consisted of the following:

	June 30, 2017		December 31, 2016
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties	$2,043,402	5.51%	$2,453,628	5.55%
Senior unsecured notes due 2023 (2)	446,761	5.25%	446,552	5.25%
Senior unsecured notes due 2024 (3)	299,943	4.60%	299,939	4.60%
Senior unsecured notes due 2026 (4)	394,474	5.95%	394,260	5.95%
Total fixed-rate debt	3,184,580	5.44%	3,594,379	5.48%
Variable-rate debt:
Non-recourse term loans on operating properties	10,899	3.03%	19,055	3.13%
Recourse term loans on operating properties	89,298	3.68%	24,428	3.29%
Construction loan (5)	—	—%	39,263	3.12%
Unsecured lines of credit	181,069	2.25%	6,024	1.82%
Unsecured term loans	800,000	2.49%	800,000	2.04%
Total variable-rate debt	1,081,266	2.55%	888,770	2.15%
Total fixed-rate and variable-rate debt	4,265,846	4.71%	4,483,149	4.82%
Unamortized deferred financing costs	(16,406)		(17,855)
Total mortgage and other indebtedness, net	$4,249,440		$4,465,294

(1)	Weighted-average interest rate includes the effect of debt premiums and discounts, but excludes amortization of deferred financing costs.

(2)	The balance is net of an unamortized discount of $3,239 and $3,448 as of June 30, 2017 and December 31, 2016, respectively.

(3)	The balance is net of an unamortized discount of $57 and $61 as of June 30, 2017 and December 31, 2016, respectively.

(4)	The balance is net of an unamortized discount of $5,526 and $5,740 as of June 30, 2017 and December 31, 2016, respectively.

(5)	The Outlet Shoppes at Laredo opened in April 2017 and the construction loan balance is included in recourse term loans on operating properties as of June 30, 2017.

Senior Unsecured Notes

Description	Issued (1)	Amount	Interest Rate (2)	Maturity Date (3)
2026 Notes	December 2016	$400,000	5.95%	December 2026
2024 Notes	October 2014	300,000	4.60%	October 2024
2023 Notes	November 2013	450,000	5.25%	December 2023

(1)	Issued by the Operating Partnership. CBL is a limited guarantor of the Operating Partnership's obligations under the Notes as described above.

(2)
Interest is payable semiannually in arrears. Interest was payable for the 2026 Notes, the 2024 Notes and the 2023 Notes beginning June 15, 2017; April 15, 2015; and June 1, 2014, respectively. The interest rate for the 2024 Notes and the 2023 Notes is subject to an increase ranging from 0.25% to 1.00% from time to time if, on or after January 1, 2016 and prior to January 1, 2020, the ratio of secured debt to total assets of the Company, as defined, is greater than 40% but less than 45%. The required ratio of secured debt to total assets for the 2026 Notes is 40% or less. As of June 30, 2017, this ratio was 27% as shown below.

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
Each facility bears interest at LIBOR plus a spread of 0.875% to 1.55% based on the Company's credit ratings. As of June 30, 2017, the Company's interest rate based on its credit ratings of Baa3 from Moody's Investors Service ("Moody's") and BBB- from Standard & Poor's ("S&P") and Fitch Ratings ("Fitch") is LIBOR plus 120 basis points. Additionally, the Company pays an annual facility fee that ranges from 0.125% to 0.300% of the total capacity of each facility based on the Company's credit ratings. As of June 30, 2017, the annual facility fee was 0.25%. The three unsecured lines of credit had a weighted-average interest rate of 2.25% at June 30, 2017.
The following summarizes certain information about the Company's unsecured lines of credit as of June 30, 2017:

	Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date
Wells Fargo - Facility A	$500,000	$—	(1)	October 2019	October 2020	(2)
First Tennessee	100,000	15,384	(3)	October 2019	October 2020	(4)
Wells Fargo - Facility B	500,000	165,685	(5)	October 2020
	$1,100,000	$181,069

(1)	There was $150 outstanding on this facility as of June 30, 2017 for letters of credit. Up to $30,000 of the capacity on this facility can be used for letters of credit.

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
See Note 16 for information on the modification of a debt covenant on the two $500,000 unsecured lines of credit subsequent to June 30, 2017.
Unsecured Term Loans
The Company has a $350,000 unsecured term loan, which bears interest at a variable rate of LIBOR plus 1.35% based on the Company's current credit ratings. The loan matures in October 2017 and has two one-year extension options, subject to continued compliance with the terms of the loan agreement, for an outside maturity date of October 2019. At June 30, 2017, the outstanding borrowings of $350,000 had an interest rate of 2.40%.
The Company has a $400,000 unsecured term loan, which bears interest at a variable rate of LIBOR plus 1.50% based on the Company's current credit ratings and has a maturity date of July 2018. At June 30, 2017, the outstanding borrowings of $400,000 had an interest rate of 2.55%.
The Company also has a $50,000 unsecured term loan that matures in February 2018. The term loan bears interest at a variable rate of LIBOR plus 1.55%. At June 30, 2017, the outstanding borrowings of $50,000 had a weighted-average interest rate of 2.60%.
See Note 16 for information on the various extensions and modifications of the unsecured term loans made subsequent to June 30, 2017.
Covenants and Restrictions
The agreements for the unsecured lines of credit, the Notes and unsecured term loans contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum unencumbered asset and interest ratios, maximum secured indebtedness ratios, maximum total indebtedness ratios and limitations on cash flow distributions.  The Company believes that it was in compliance with all financial covenants and restrictions at June 30, 2017.

Unsecured Lines of Credit and Unsecured Term Loans
The following presents the Company's compliance with key covenant ratios, as defined, of the credit facilities and term loans as of June 30, 2017:

Ratio	Required	Actual
Debt to total asset value	< 60%	50%
Unencumbered asset value to unsecured indebtedness	> 1.6x	2.3x	(1)
Unencumbered NOI to unsecured interest expense	> 1.75x	3.5x
EBITDA to fixed charges (debt service)	> 1.5x	2.4x

(1)
The debt covenant limits the total amount of unsecured indebtedness the Company may have outstanding, which varies over time based on the ratio. Based on the Company’s outstanding unsecured indebtedness as of June 30, 2017, the total amount available to the Company to borrow on its lines of credit was $33,539 less than the total capacity of the lines of credit.

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
See Note 16 for information on the modification of the debt covenant related to the two $500,000 unsecured lines of credit and unsecured term loans subsequent to June 30, 2017.

Senior Unsecured Notes
The following presents the Company's compliance with key covenant ratios, as defined, of the Notes as of June 30, 2017:

Ratio	Required	Actual
Total debt to total assets	< 60%	52%
Secured debt to total assets	< 45% (1)	27%
Total unencumbered assets to unsecured debt	> 150%	213%
Consolidated income available for debt service to annual debt service charge	> 1.5x	3.1x

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

Mortgages on Operating Properties
Loan Repayments
The Company repaid the following loans, secured by the related consolidated Properties, in 2017:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
January	The Plaza at Fayette	5.67%	April 2017	$37,146
January	The Shoppes at St. Clair Square	5.67%	April 2017	18,827
February	Hamilton Corner	5.67%	April 2017	14,227
March	Layton Hills Mall	5.66%	April 2017	89,526
April	The Outlet Shoppes at Oklahoma City (2)	5.73%	January 2022	53,386
April	The Outlet Shoppes at Oklahoma City - Phase II (2)	3.53%	April 2019	5,545
April	The Outlet Shoppes at Oklahoma City - Phase III (2)	3.53%	April 2019	2,704
				$221,361

(1)	The Company retired the loans with borrowings from its credit facilities unless otherwise noted.

(2)
The loan was retired in conjunction with the sale of the property which secured the loan. See Note 4 for more information. The Company recorded an $8,500 loss on extinguishment of debt due to a prepayment fee on the early retirement.

The following is a summary of the Company's 2017 dispositions for which the consolidated mall securing the related fixed-rate debt was transferred to the lender:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Balance of Non-recourse Debt	Gain on Extinguishment of Debt
January	Midland Mall (1)	6.10%	August 2016	$31,953	$3,760
June	Chesterfield Mall (1)	5.74%	September 2016	140,000	29,215
				$171,953	$32,975

(1)	The mortgage lender completed the foreclosure process and received the title to the mall in satisfaction of the non-recourse debt.
Other
The non-recourse loan secured by Wausau Center is in default and receivership at June 30, 2017. The mall generates insufficient income levels to cover the debt service on the mortgage, which had a balance of $17,689 at June 30, 2017. The Company plans to return this mall to the lender when foreclosure proceedings are complete, which is expected to occur in the third quarter of 2017.
In conjunction with the divestiture of the Company's interests in a consolidated joint venture, the Company was relieved of its funding obligation related to the loan secured by vacant land owned by the joint venture, which had a principal balance of $2,466 upon the disposition of its interests in the first quarter of 2017.
In the first quarter of 2017, the Company exercised an option to extend the loan secured by Statesboro Crossing to June 2018.

Scheduled Principal Payments
As of June 30, 2017, the scheduled principal amortization and balloon payments on all of the Company’s consolidated mortgage and other indebtedness, excluding extensions available at the Company’s option, are as follows:

2017	$566,930
2018	720,639
2019	300,255
2020	372,753
2021	453,168
Thereafter (1)	1,842,125
4,255,870
Unamortized premiums and discounts, net	(7,713)
Unamortized deferred financing costs	(16,406)
Principal balance of loan secured by Wausau Center	17,689
Total mortgage and other indebtedness, net	$4,249,440

(1)	Excludes the $17,689 non-recourse loan balance secured by Wausau Center, which is in default and receivership.
Of the $566,930 of scheduled principal maturities in 2017, $185,916 relates to the maturing principal balance of two operating property loans, $31,014 represents scheduled principal amortization and $350,000 relates to an unsecured term loan which was extended subsequent to June 30, 2017 (see Note 16). The $124,156 loan secured by Acadiana Mall matured in April 2017. The Company has a preliminary agreement with the lender to modify the loan and extend its maturity date.
The Company’s mortgage and other indebtedness had a weighted-average maturity of 4.2 years as of June 30, 2017 and 4.4 years as of December 31, 2016.
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
The Company's interest rate derivatives, that were designated as cash flow hedges of interest rate risk, matured on April 1, 2016.  The following tables provide further information relating to the Company’s interest rate derivatives that were designated as cash flow hedges of interest rate risk in 2016:

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
The Company did not have any changes in AOCI/L for the three months or six months ended June 30, 2017. There were also no changes in AOCI/L for the three months ended June 30, 2016.
The changes in the components of AOCI for the six months ended June 30, 2016 were as follows:

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
The Operating Partnership did not have any changes in AOCI/L for the three months or six months ended June 30, 2017. There were also no changes in AOCI/L for the three months ended June 30, 2016.
The changes in the components of AOCI/L for the six months ended June 30, 2016 were as follows:

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
Note 8 – Mortgage and Other Notes Receivable
Each of the Company’s mortgage notes receivable is collateralized by either a first mortgage, a second mortgage, or by an assignment of 100% of the partnership interests that own the real estate assets.  Other notes receivable include amounts due from tenants or government-sponsored districts and unsecured notes received from third parties as whole or partial consideration for property or investments.  The Company believes that its mortgage and other notes receivable balance is collectable as of June 30, 2017.

Mortgage and other notes receivable consist of the following:

		As of June 30, 2017		As of December 31, 2016
	Maturity Date	Interest Rate	Balance	Interest Rate	Balance
Mortgages:
Columbia Place Outparcel	Feb 2022	5.00%	$312	5.00%	$321
The Landing at Arbor Place Outparcel (1)	Aug 2017	3.00%	1,802	—%	—
One Park Place	May 2022	5.00%	1,095	5.00%	1,194
Village Square	Mar 2018	3.75%	1,620	3.75%	1,644
Other (2)	Dec 2016 - Jan 2047	6.25% - 9.50%	2,510	3.27% - 9.50%	2,521
			7,339		5,680
Other Notes Receivable:
ERMC	Sep 2021	4.00%	3,181	4.00%	3,500
Horizon Group (3)	Jul 2017	7.00%	—	7.00%	300
RED Development Inc.	Oct 2023	5.00%	6,185	5.00%	6,588
Southwest Theaters	Apr 2026	5.00%	709	5.00%	735
			10,075		11,123

			$17,414		$16,803

(1)	In June 2017, the Company received a mortgage note receivable as partial consideration for the sale of an outparcel at an associated center.

(2)	The $1,100 note for The Promenade at D'Ilberville with a maturity date of December 2016 is in default.

(3)	In January 2017, the maturity date was extended to July 2017. The loan was paid off in May 2017.

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

Three Months Ended June 30, 2017	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$213,793	$9,760	$4,509	$1,171	$229,233
Property operating expenses (2)	(56,794)	(2,166)	(826)	(658)	(60,444)
Interest expense	(31,314)	(584)	(82)	(23,085)	(55,065)
Other expense	—	—	—	(5,019)	(5,019)
Gain on sales of real estate assets	77,428	—	—	2,105	79,533
Segment profit (loss)	$203,113	$7,010	$3,601	$(25,486)	188,238
Depreciation and amortization expense					(82,509)
General and administrative expense					(15,752)
Interest and other income					31
Gain on extinguishment of debt					20,420
Loss on impairment					(43,203)
Loss on investment					(5,843)
Income tax benefit					2,920
Equity in earnings of unconsolidated affiliates					6,325
Net income					$70,627
Capital expenditures (3)	$38,348	$517	$240	$636	$39,741

Three Months Ended June 30, 2016	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$232,746	$9,857	$4,488	$7,874	$254,965
Property operating expenses (2)	(65,409)	(2,127)	(1,260)	3,112	(65,684)
Interest expense	(35,486)	(1,431)	(66)	(16,204)	(53,187)
Other expense	—	—	—	(5,052)	(5,052)
Gain on sales of real estate assets	140	478	3,281	5,678	9,577
Segment profit (loss)	$131,991	$6,777	$6,443	$(4,592)	140,619
Depreciation and amortization expense					(72,205)
General and administrative expense					(16,475)
Interest and other income					251
Loss on impairment					(43,493)
Income tax benefit					51
Equity in earnings of unconsolidated affiliates					64,349
Net income					$73,097
Capital expenditures (3)	$12,770	$1,671	$540	$16,393	$31,374

Six Months Ended June 30, 2017	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$435,724	$19,476	$9,073	$2,973	$467,246
Property operating expenses (2)	(123,324)	(4,080)	(1,551)	(1,838)	(130,793)
Interest expense	(64,559)	(1,226)	(158)	(45,323)	(111,266)
Other expense	—	—	—	(5,019)	(5,019)
Gain on sales of real estate assets	77,428	—	—	8,093	85,521
Segment profit (loss)	$325,269	$14,170	$7,364	$(41,114)	305,689
Depreciation and amortization expense					(153,729)
General and administrative expense					(31,834)
Interest and other income					1,435
Gain on extinguishment of debt					24,475
Loss on impairment					(46,466)
Loss on investment					(5,843)
Income tax benefit					3,720
Equity in earnings of unconsolidated affiliates					11,698
Net income					$109,145
Capital expenditures (3)	$79,044	$1,084	$705	$2,764	$83,597

Six Months Ended June 30, 2016	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$471,488	$20,099	$9,970	$16,486	$518,043
Property operating expenses (2)	(140,786)	(4,699)	(2,403)	6,000	(141,888)
Interest expense	(69,881)	(3,133)	(364)	(35,040)	(108,418)
Other expense	—	—	—	(14,737)	(14,737)
Gain on sales of real estate assets	140	478	3,281	5,678	9,577
Segment profit (loss)	$260,961	$12,745	$10,484	$(21,613)	262,577
Depreciation and amortization expense					(148,711)
General and administrative expense					(33,643)
Interest and other income					611
Gain on extinguishment of debt					6
Loss on impairment					(63,178)
Income tax benefit					588
Equity in earnings of unconsolidated affiliates					96,739
Net income					$114,989
Capital expenditures (3)	$61,321	$3,097	$968	$17,134	$82,520

Total Assets	Malls	Associated Centers	Community Centers	All Other (1)	Total
June 30, 2017	$5,225,213	$259,600	$210,315	$113,205	$5,808,333

December 31, 2016	$5,383,937	$259,966	$215,917	$244,820	$6,104,640

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
The Company has not sold any shares under the ATM program since 2013. Since the commencement of the ATM program, CBL has issued 8,419,298 shares of common stock, at a weighted-average sales price of $25.12 per share, and approximately $88,507 remains available that may be sold under this program as of June 30, 2017. Actual future sales under this program, if any, will depend on a variety of factors including but not limited to market conditions, the trading price of CBL's common stock and the Company's capital needs. The Company has no obligation to sell the remaining shares available under the ATM program.
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
There were no potential dilutive common shares and there were no anti-dilutive shares for the three and six month periods ended June 30, 2017 and 2016.
Earnings per Unit of the Operating Partnership
Basic earnings per unit (“EPU”) is computed by dividing net income attributable to common unitholders by the weighted-average number of common units outstanding for the period. Diluted EPU assumes the issuance of common units for all potential dilutive common units outstanding.
There were no potential dilutive common units and there were no anti-dilutive units for the three and six month periods ended June 30, 2017 and 2016.
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
The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017							Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership		Maximum Guaranteed Amount	Debt Maturity Date (1)		6/30/2017	12/31/2016
West Melbourne I, LLC - Phase I (2)	50%	$42,547	20%		$8,509	Feb-2018	(3)	$86	$86
West Melbourne I, LLC - Phase II (2)	50%	16,437	20%		3,287	Feb-2018	(3)	33	33
Port Orange I, LLC	50%	57,508	20%		11,502	Feb-2018	(3)	116	116
Ambassador Infrastructure, LLC	65%	11,035	100%	(4)	11,035	Dec-2017	(5)	177	177
			Total guaranty liability					$412	$412

(1)	Excludes any extension options.

(2)	The loan is secured by Hammock Landing - Phase I and Hammock Landing - Phase II, respectively.

(3)	The loan has a one-year extension option, which is at the unconsolidated affiliate's election, for an outside maturity date of February 2019.

(4)
The guaranty will be reduced to 50% on March 1 of such year as payment-in-lieu of taxes ("PILOT") payments received and attributed to the prior calendar year by Ambassador Infrastructure and delivered to the lender are $1,200 or more, provided no event of default exists. The guaranty will be reduced to 20% when the PILOT payments are $1,400 or more, provided no event of default exists.

(5)	The loan has two one-year extension options, which are at the unconsolidated affiliate's election, for an outside maturity date of December 2019.
The Company has guaranteed the lease performance of York Town Center, LP ("YTC"), an unconsolidated affiliate in which the Company owns a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $14,000 as of June 30, 2017.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not include an obligation for this guaranty because it determined that the fair value of the guaranty was not material as of June 30, 2017 and December 31, 2016.
Performance Bonds
The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $17,141 and $21,446 at June 30, 2017 and December 31, 2016, respectively.
Note 13 – Share-Based Compensation
As of June 30, 2017, there was one share-based compensation plan under which the Company has outstanding awards, the CBL & Associates Properties, Inc. 2012 Stock Incentive Plan ("the 2012 Plan"), which was approved by the Company's shareholders in May 2012. The 2012 Plan permits the Company to issue stock options and common stock to selected officers, employees and non-employee directors of the Company up to a total of 10,400,000 shares. As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expense associated with the Company's share-based compensation plans.
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
Share-based compensation expense related to the restricted stock awards was $933 and $707 for the three months ended June 30, 2017 and 2016, respectively, and $2,363 and $1,948 for the six months ended June 30, 2017 and 2016, respectively. Share-based compensation cost capitalized as part of real estate assets was $85 and $77 for the three months ended June 30, 2017 and 2016, respectively, and $214 and $191 for the six months ended June 30, 2017 and 2016, respectively.
A summary of the status of the Company’s nonvested restricted stock awards as of June 30, 2017, and changes during the six months ended June 30, 2017, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2017	602,162	$15.41
Granted	326,424	$10.75
Vested	(245,409)	$14.79
Forfeited	(6,440)	$13.20
Nonvested at June 30, 2017	676,737	$13.41
As of June 30, 2017, there was $7,652 of total unrecognized compensation cost related to nonvested stock awards granted under the plans, which is expected to be recognized over a weighted-average period of 2.9 years.
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
Performance Stock Units
The Company granted the following PSUs in the first quarter of the respective years as follows:

	PSUs granted	Weighted-Average Grant Date Fair Value
2015 PSUs	138,680	$15.52
2016 PSUs	282,995	$4.98
2017 PSUs	277,376	$6.86
Shares earned pursuant to the PSU awards vest 60% at the conclusion of the performance period while the remaining 40% of the PSU award vests 20% on each of the first two anniversaries thereafter.

Compensation cost is recognized on a tranche-by-tranche basis using the accelerated attribution method. The resulting expense is recorded regardless of whether any PSU awards are earned as long as the required service period is met. Share-based compensation expense related to the PSUs was $385 and $258 for the three months ended June 30, 2017 and 2016, respectively. Share-based compensation expense related to the PSUs was $729 and $516 for the six months ended June 30, 2017 and 2016 respectively. Unrecognized compensation costs related to the PSUs was $2,934 as of June 30, 2017.
The following table summarizes the assumptions used in the Monte Carlo simulation pricing model related to the 2017 PSUs and the 2016 PSUs:

	2017 PSUs	2016 PSUs
Grant date	February 7, 2017	February 10, 2016
Fair value per share on valuation date (1)	$6.86	$4.98
Risk-free interest rate (2)	1.53%	0.92%
Expected share price volatility (3)	32.85%	30.95%

(1)
The value of the PSU awards is estimated on the date of grant using a Monte Carlo Simulation model. The valuation consisted of computing the fair value using CBL's simulated stock price as well as TSR over a three-year performance period. The award is modeled as a contingent claim in that the expected return on the underlying shares is risk-free and the rate of discounting the payoff of the award is also risk-free. The weighted-average fair value per share related to the 2017 PSUs consists of 115,082 shares at a fair value of $5.62 per share and 162,294 shares at a fair value of $7.74 per share.

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

Note 14 – Noncash Investing and Financing Activities
The Company’s noncash investing and financing activities were as follows:

	Six Months Ended June 30,
	2017	2016
Accrued dividends and distributions payable	$54,376	$54,565
Additions to real estate assets accrued but not yet paid	15,842	12,571
Note receivable from sale of outparcel (1)	1,802	—
Deconsolidation upon assignment of interests in joint venture: (2)
Decrease in real estate assets	(9,131)	—
Decrease in mortgage and other indebtedness	2,466	—
Decrease in operating assets and liabilities	1,286	—
Decrease in noncontrolling interest and joint venture interest	2,232	—
Transfer of real estate assets in settlement of mortgage debt obligation: (3)
Decrease in real estate assets	(139,623)	—
Decrease in mortgage and other indebtedness	171,953	—
Decrease in operating assets and liabilities	645	—

(1)	See Note 4 and Note 8 for more information.

(2)	See Note 3 and Note 6 for further details.

(3)	See Note 4 and Note 6 for more information.
Note 15 – Income Taxes
The Company is qualified as a REIT under the provisions of the Internal Revenue Code. To maintain qualification as a REIT, the Company is required to distribute at least 90% of its taxable income to shareholders and meet certain other requirements.
As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates and it may not be able to qualify as a REIT for four subsequent years. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State tax expense was $957 and $997 during the three months ended June 30, 2017 and 2016, respectively, and $1,829 and $2,025 during the six months ended June 30, 2017 and 2016, respectively.
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
The Company recorded an income tax benefit as follows for the three and six month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Current tax benefit (provision)	$5,062	$(368)	$7,470	$268
Deferred tax benefit (provision)	(2,142)	419	(3,750)	320
Income tax benefit	$2,920	$51	$3,720	$588
The Company had a net deferred tax asset of $8,889 and $5,841 at June 30, 2017 and December 31, 2016, respectively. The net deferred tax asset is included in intangible lease assets and other assets. These balances primarily consisted of operating expense accruals and differences between book and tax depreciation.
The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its condensed consolidated statements of operations.  In addition, any interest incurred on tax assessments is reported as interest expense.  The Company reported nominal interest and penalty amounts for the three and six month periods ended June 30, 2017 and 2016, respectively.
Note 16 – Subsequent Events
In July 2017, JG Gulf Coast Town Center, a 50/50 unconsolidated joint venture, retired a loan secured by phase three of Gulf Coast Town Center, which had a balance of $4,118 and was scheduled to mature in July 2017.
In July 2017, the Company exercised its option to extend the maturity date of its $350,000 unsecured term loan to October 2018.
In July 2017, the Company closed on the modification and extension of its $400,000 unsecured term loan, with an increase in the principal balance to $490,000. The variable interest rate spread remains unchanged. In July 2018, the principal balance will be reduced to $300,000. Additionally, the debt covenant related to the maximum ratio of unsecured indebtedness to unencumbered asset value was modified to reduce the ratio from 62.5% to 60.0%. The definition of unencumbered asset value was also modified with respect to the assets that are included in the unencumbered asset pool. The loan will mature in July 2020 and has two one-year extension options, the second of which is at the lenders' discretion, for a July 2022 extended maturity date.
For consistency, the changes to the debt covenant noted above were also made to the Company's two unsecured credit facilities that each have a total capacity of $500,000 and to the Company's $350,000 unsecured term loan in July 2017. The ratio of unsecured indebtedness to unencumbered asset value may vary over time and could potentially limit the Company's ability to access the full capacity of its unsecured credit facilities. As of June 30, 2017, the Company's ability to utilize its total borrowing capacity would have been limited by $196,888 under the modified covenant compared to $33,539, under the existing covenant. The effect of this change to the debt covenant does not impact the Company's past compliance with this ratio.
In July 2017, the Company modified its $50,000 unsecured term loan to reduce the principal balance to $45,000 and change the interest rate to a variable rate of LIBOR plus 165 basis points. The loan will mature in June 2021 and has a one-year extension option, at the Company's election, for a June 2022 extended maturity date.
In August 2017, River Ridge Mall JV, LLC, a subsidiary of the Company, entered into a binding contract to sell its 25% interest in River Ridge Mall, located in Lynchburg, VA, to its joint venture partner for $9,000 in cash. The Company recorded a $5,843 loss on investment related to the pending disposition. The sale is expected to close in the third quarter of 2017.

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
As of June 30, 2017, we owned interests in the following properties:

	Malls (1)	Associated Centers	Community Centers	Office Buildings		Total
Consolidated properties	61	20	4	5	(2)	90
Unconsolidated properties (3)	9	3	5	—		17
Total	70	23	9	5		107

(1)	Category consists of regional malls, open-air centers and outlet centers (including one mixed-use center).

(2)	Includes our two corporate office buildings.

(3)	We account for these investments using the equity method because one or more of the other partners have substantive participating rights.
At June 30, 2017, we had interests in the following consolidated properties under development:

	Malls	Associated Centers
Expansions	2	—
Redevelopments	3	1
We also hold options to acquire certain development properties owned by third parties.
Net income for the three months ended June 30, 2017 was $70.6 million compared to $73.1 million in the prior-year period, representing a decrease of 3.4% for the quarter. Net income for the six months ended June 30, 2017 was $109.1 million compared to $115.0 million in the prior-year period, representing a decrease of 5.1% for the year-to-date period. We recorded net income attributable to common shareholders of $30.2 million and $53.1 million for the three and six months ended June 30, 2017 compared to $51.7 million and $80.5 million for the three and six months ended June 30, 2016. Net income for the quarter and year-to-date period, as compared to the prior-year period, was down primarily due to gains recognized in equity in earnings from the sale of several unconsolidated affiliates in 2016. Revenues were also down for the three and six months ended June 30, 2017 as consumer spending lagged and the challenging retail environment continued. Net income and revenues were also impacted by the dilution from asset sales. Same-center NOI (see below) decreased 1.3% for the quarter and 1.0% for the six months ended June 30, 2017, primarily due to revenue declines driven by lower occupancy and tenant sales, which were partially offset by lower real estate taxes and maintenance and repairs expense.
Earnings per share attributable to common shareholders were $0.18 and $0.31 per share for the three and six months ended June 30, 2017, respectively, as compared to $0.30 and $0.47 per share for the same periods in 2016. FFO per diluted share (see below) decreased to $0.58 and $1.12 for the three and six months ended June 30, 2017, respectively, as compared to $0.73 and $1.41 for the three and six months ended June 30, 2016. FFO was negatively impacted by dilution from asset sales completed in the prior year and current year-to-date periods, abandoned projects expense and the revenue declines noted above, although an increase in average annual base rents and operating cost efficiencies helped partially offset some of these unfavorable variances.
Second quarter results were in-line with expectations given the adverse retail climate. We continue to focus on leasing efforts to deliver replacement income for vacated spaces from tenant store closings as well as diversify our tenant mix. The Outlet Shoppes at Laredo opened in April 2017. We also are progressing in our plans for anchor redevelopments related to the Sears and Macy's stores that were acquired earlier in the year. For leases signed in the second quarter of 2017, leasing spreads for comparable space under 10,000 square feet declined approximately 0.9% on average for our stabilized malls, which included an increase of 8.1% in new lease spreads and a decrease of 3.5% in renewal lease spreads. For the trailing twelve months ended June 30, 2017, stabilized mall same-center sales decreased 2.4% to $373 per square foot as compared to $382 per square foot in the prior-year period. Occupancy for our total portfolio declined 100 basis points to 91.6% as of June 30, 2017 as compared to 92.6% in the prior-year period while occupancy for our same-center malls declined by 140 basis points to 90.6% as of June 30, 2017 as compared to 92.0% for the prior-year period. Average annual base rents per square foot for our same-center stabilized malls increased to $33.00 compared to $32.41 in the prior-year period.

We sold two malls and one outlet center during the quarter for an aggregate gross sales price of $183.5 million and recorded a gain on sales of real estate assets of $77.4 million. We also recognized a $29.2 million gain on extinguishment of debt upon the foreclosure of Chesterfield Mall in June 2017 in settlement of the non-recourse debt that it secured. Subsequent to June 30, 2017, we modified and extended two unsecured term loans and reached a preliminary agreement to modify and extend the loan secured by Acadiana Mall. We also exercised an option to extend our $350.0 million unsecured term loan to October 2018. We continue to focus on strengthening our balance sheet to take advantage of opportunities for future growth as well as reinvest in our current portfolio.
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
RESULTS OF OPERATIONS
Properties that were in operation for the entire year during 2016 and the six months ended June 30, 2017 are referred to as the “Comparable Properties.”  Since January 1, 2016, we have opened one community center development and one outlet center development as follows:

Property	Location	Date Opened
New Developments:
Ambassador Town Center (1)	Lafayette, LA	April 2016
The Outlet Shoppes at Laredo (2)	Laredo, TX	April 2017

(1)
Ambassador Town Center is a 65/35 joint venture that is accounted for using the equity method of accounting and is included in equity in earnings of unconsolidated affiliates in the accompanying condensed consolidated statements of operations.

(2)	The Outlet Shoppes at Laredo is a 65/35 joint venture, which is included in the accompanying condensed consolidated statements of operations on a consolidated basis.
Of these properties, The Outlet Shoppes at Laredo is included in our operations on a consolidated basis and is referred to as the "New Property". The transactions related to the New Property impact the comparison of results of operations for the three and six months ended June 30, 2017 to the results of operations for the three and six months ended June 30, 2016.
Comparison of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016
Revenues
Total revenues decreased $25.7 million for the three months ended June 30, 2017 compared to the prior-year period.  Rental revenues and tenant reimbursements declined by $19.5 million due to decreases of $13.3 million related to dispositions and $8.4 million attributable to the Comparable Properties, which was partially offset by an increase of $2.2 million attributable to the New Property. The $8.4 million decrease in revenues at the Comparable Properties was primarily due to a decrease of $7.4 million at our core properties and a $1.0 million decrease related to non-core properties and those in redevelopment. The decline in revenues at our core properties continues due to the challenging retail environment, including retailer bankruptcies, which manifested in a decrease in percentage rents due to lower retail sales, as well as lower tenant reimbursements and specialty leasing and branding income in addition to straight-line rent write-offs.
Our cost recovery ratio for the quarter ended June 30, 2017 was 103.0% compared with 106.7% for the prior-year period.
The decrease of $1.5 million in management, development and leasing fees was primarily attributable to decreases in management fees as a result of the sale of three malls owned by third parties, which the Company had been managing, and two leasing agreements, which ended subsequent to June 30, 2016. Additionally, we received $0.7 million in the prior-year period from financing fees related to the loans secured by Ambassador Town Center and Fremaux Town Center, which closed in June 2016.
Other revenues decreased $4.7 million primarily due to the divestiture, in the fourth quarter of 2016, of our joint venture interest in the consolidated subsidiary that provided security and maintenance services to third parties.
Operating Expenses
Total operating expenses increased $4.0 million for the three months ended June 30, 2017 compared to the prior-year period primarily due to a $10.3 million increase in depreciation and amortization expense, which was partially offset by a decrease of $5.2 million in property operating expenses, including real estate taxes and maintenance and repairs. The $5.2 million decrease was attributable to decreases of $6.2 million from dispositions, and $0.1 million related to the Comparable Properties, which was partially offset by an increase of $1.1 million related to the New Property.

The increase in depreciation and amortization expense of $10.3 million primarily resulted from increases of $14.3 million attributable to the Comparable Properties and $1.1 million related to the New Property, which were partially offset by a decrease of $5.1 million related to dispositions. The $14.3 million increase related to the Comparable Properties includes increases of $13.9 million attributable to our core properties and $0.4 million related to non-core properties. The $13.9 million increase includes $5.4 million of tenant improvement write-offs and $5.0 million of depreciation and amortization expense related to the acquired Sears and Macy's buildings. The remaining increase is primarily due to amortization of tenant improvements at several outlet centers.
General and administrative expenses decreased $0.7 million primarily due to a decrease in consulting and legal fees and an increase in capitalized overhead related to development projects. These decreases were partially offset by increases in information technology expenses and in payroll and related expenses.
In the second quarter of 2017, we recognized impairment of real estate of $43.2 million which was primarily to write down the book value of a mall. See Note 3 to the condensed consolidated financial statements for additional information. In the second quarter of 2016, we recognized an impairment of real estate of $43.5 million to write down the book value of three malls and two outparcels.
Other expenses decreased less than $0.1 million due to a $5.0 million decrease from the divestiture of our interest, in the fourth quarter of 2016, in our consolidated subsidiary that provided security and maintenance services to third parties, which was partially offset by a $5.0 million increase in abandoned projects expense.
Other Income and Expenses
Interest and other income decreased $0.2 million for the three months ended June 30, 2017 compared to the prior-year period.
Interest expense increased $1.9 million for the three months ended June 30, 2017 compared to the prior-year period. The $1.9 million increase consists of increases of $6.3 million from the issuance of the 2026 Notes in the fourth quarter of 2016 and $0.6 million related to the New Property, which were partially offset by a $4.9 million decrease in interest expense related to property-level debt that was retired and a decrease of $0.4 million related to dispositions.
During the three months ended June 30, 2017, we recorded a $20.4 million gain on extinguishment of debt which primarily consisted of a $29.2 million gain, related to the conveyance of a mall to the lender in satisfaction of the non-recourse debt secured by the property, which was partially offset by an $8.5 million loss related to prepayment fees for the early retirement of debt. See Note 4 and Note 6 to the condensed consolidated financial statements for more information.
During the three months ended June 30, 2017, we recognized a $5.8 million loss on investment related to the impending disposition of our 25% interest in an unconsolidated joint venture, which is expected to close in the third quarter of 2017. See Note 16 to the condensed consolidated financial statements for additional information.
Equity in earnings of unconsolidated affiliates decreased by $58.0 million during the second quarter of 2017 compared to the prior-year period. The decrease is due to a $29.4 million gain related to the sale of an unconsolidated affiliate in the second quarter of 2016 as well as a gain of $29.2 million recognized in the second quarter of 2016 related to the foreclosure of Gulf Coast Town Center (owned in a 50/50 joint venture).
The income tax benefit of $2.9 million for the three months ended June 30, 2017 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current tax benefit of less than $5.1 million and a deferred tax provision of $2.1 million.  During the three months ended June 30, 2016, we recorded an income tax benefit of $0.1 million, consisting of a current tax provision of less than $0.4 million and a deferred tax benefit of $0.4 million.
In the second quarter of 2017, we recognized a $79.5 million gain on sales of real estate assets, primarily related to the sale of two malls, an outlet center and one outparcel. We recognized a $9.6 million gain on sales of real estate assets in the second quarter of 2016, which consisted primarily of $7.3 million related to the sale of a community center, an associated center and two outparcels and $2.2 million related to a parking deck project.

Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016
Revenues
Total revenues decreased $50.8 million for the six months ended June 30, 2017 compared to the prior-year period.  Rental revenues and tenant reimbursements declined by $40.2 million due to decreases of $28.7 million related to dispositions and $13.8 million attributable to the Comparable Properties, which were partially offset by an increase of $2.3 million attributable to the New Property. The $13.8 million decrease in revenues at the Comparable Properties was primarily due to a decrease of $12.1 million at our core properties and a $1.7 million decrease related to non-core properties and those in redevelopment. Revenues were down throughout the portfolio due to lower sales and retailer bankruptcies, which drove decreases in rental revenues and tenant reimbursements.
Our cost recovery ratio for the six months ended June 30, 2017 was 99.0% compared with 101.1% for the prior-year period.
The decrease of $0.6 million in management, development and leasing fees was primarily attributable to $0.7 million received in the prior-year period from financing fees related to the loans secured by Ambassador Town Center and Fremaux Town Center, which closed in June 2016.
Other revenues decreased $10.0 million primarily due to the divestiture, in the fourth quarter of 2016, of our joint venture interest in the consolidated subsidiary that provided security and maintenance services to third parties.
Operating Expenses
Total operating expenses decreased $34.3 million for the six months ended June 30, 2017 compared to the prior-year period. The decrease was primarily due to a decrease of $72.9 million from dispositions, which was partially offset by increases of $36.4 million and $2.2 million attributable to the Comparable Properties and New Property, respectively. Property operating expenses, including real estate taxes and maintenance and repairs, decreased $11.1 million primarily due to a $13.5 million decrease attributable to dispositions, which was partially offset by increases of $1.3 million related to the Comparable Properties and $1.1 million attributable to the New Property. The $1.3 million increase at the Comparable Properties was primarily driven by increases in bad debt expense and maintenance costs, which were partially offset by a decrease in real estate taxes.
The increase in depreciation and amortization expense of $5.0 million primarily resulted from increases of $14.4 million attributable to the Comparable Properties and $1.1 million from the New Property, which were partially offset by a decrease of $10.5 million related to dispositions. The $14.4 million increase related to the Comparable Properties includes increases of $14.2 million attributable to our core properties and $0.2 million related to non-core properties. The $14.2 million increase includes $6.8 million of tenant improvement write-offs and $5.7 million of depreciation and amortization expense related to the acquired Sears and Macy's buildings. The remaining increase is primarily due to amortization of tenant improvements at several outlet centers.
General and administrative expenses decreased $1.8 million primarily due to a decrease in consulting and legal fees and an increase in capitalized overhead related to development projects. These decreases were partially offset by an increase in payroll and related expenses.
In the six months ended June 30, 2017, we recognized impairment of real estate of $46.5 million primarily to write down the book value of one mall, a parcel project near an outlet center and one outparcel. See Note 3 to the condensed consolidated financial statements for additional information. In the six months ended June 30, 2016, we recognized an impairment of real estate of $63.2 million to write down the book value of six malls, an associated center and three outparcels.
Other expenses decreased $9.7 million due to a $14.7 million decrease from the divestiture of our interest, in the fourth quarter of 2016, in our consolidated subsidiary that provided security and maintenance services to third parties, which was partially offset by a $5.0 million increase in abandoned projects expense.
Other Income and Expenses
Interest and other income increased $0.8 million for the six months ended June 30, 2017 compared to the prior-year period primarily due to $0.9 million received in the current year as an insurance reimbursement for nonrecurring professional fees expense (which represent one-time expenses that are not part of our normal operations) related to the SEC investigation that occurred in 2016.
Interest expense increased $2.8 million for the six months ended June 30, 2017 compared to the prior-year period. The $2.8 million increase consists of increases of $12.4 million from the issuance of the 2026 Notes in the fourth quarter of 2016 and $0.7 million related to the New Property, which were partially offset by a decrease of $1.4 million related to dispositions and $8.7 million related to property-level debt that was retired.
During the six months ended June 30, 2017, we recorded a $24.5 million gain on extinguishment of debt which primarily consisted of a $33.0 million gain related to the conveyance of two malls to the respective lenders in satisfaction of the non-recourse debt secured by the properties. This was partially offset by an $8.5 million loss related to prepayment fees for the early retirement of debt. See Note 4 and Note 6 to the condensed consolidated financial statements for more information.
During the six months ended June 30, 2017, we recognized a $5.8 million loss on investment related to the impending disposition of our 25% interest in an unconsolidated joint venture, which is expected to close in the third quarter of 2017. See Note 16 to the condensed consolidated financial statements for additional information.
Equity in earnings of unconsolidated affiliates decreased by $85.0 million during the six months ended June 30, 2017 compared to the prior-year period. The decrease is primarily due to a gain of $29.2 related to the foreclosure of Gulf Coast Town Center (owned in a 50/50 joint venture) million and $55.8 million from the sale of two unconsolidated affiliates in 2016.
The income tax benefit of $3.7 million for the six months ended June 30, 2017 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current tax benefit of less than $7.5 million and a deferred tax provision of $3.7 million.  During the six months ended June 30, 2016, we recorded an income tax benefit of $0.6 million, consisting of a current and deferred tax benefit of $0.3 million and $0.3 million, respectively.
During the six months ended June 30, 2017, we recognized an $85.5 million gain on sales of real estate assets, primarily related to the sale of two malls, an outlet center and six outparcels. We recognized a $9.6 million gain on sales of real estate assets during the six months ended June 30, 2016, which consisted primarily of $7.3 million related to the sale of a community center, an associated center and two outparcels and $2.2 million related to a parking deck project.
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
We include a property in our same-center pool when we have owned all or a portion of the property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year and current year-to-date period. New Properties are excluded from same-center NOI, until they meet this criteria. Properties excluded from the same-center pool that would otherwise meet this criteria are properties which are being repositioned or properties where we are considering alternatives for repositioning, where we intend to renegotiate the terms of the debt secured by the related property or return the property to the lender and those in which we own a noncontrolling interest of 25% or less. Wausau Center was classified as a Lender Mall as of June 30, 2017. Properties that we are currently repositioning are Cary Towne Center and Hickory Point Mall at June 30, 2017. Properties in which we own a noncontrolling interest at June 30, 2017 include Triangle Town Center and River Ridge Mall.

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net income for the three and six month periods ended June 30, 2017 and 2016 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$70,627	$73,097	$109,145	$114,989
Adjustments: (1)
Depreciation and amortization	89,224	79,306	168,008	162,597
Interest expense	59,605	58,602	120,261	118,739
Abandoned projects expense	5,019	32	5,019	33
Gain on sales of real estate assets	(52,891)	(68,504)	(58,844)	(94,899)
Loss on investment	5,843	—	5,843	—
Gain on extinguishment of debt	(23,395)	—	(27,450)	(6)
Loss on impairment	43,203	43,493	46,466	63,178
Income tax benefit	(2,920)	(51)	(3,720)	(588)
Lease termination fees	(864)	(394)	(1,111)	(1,345)
Straight-line rent and above- and below-market lease amortization	(1,757)	(2,317)	(3,048)	(3,542)
Net (income) loss attributable to noncontrolling interests in other consolidated subsidiaries	(24,138)	(1,695)	(24,851)	1,432
General and administrative expenses	15,752	16,475	31,834	33,643
Management fees and non-property level revenues	(2,293)	(6,293)	(7,550)	(11,069)
Operating Partnership's share of property NOI	181,015	191,751	360,002	383,162
Non-comparable NOI	(8,587)	(16,997)	(17,887)	(37,497)
Total same-center NOI	$172,428	$174,754	$342,115	$345,665

(1)
Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.

Same-center NOI decreased 1.3% for the three months ended June 30, 2017 as compared to the prior-year period. The $2.3 million decrease for the three month period ended June 30, 2017 compared to the same period in 2016 consisted of a $4.3 million decrease in revenues, which was partially offset by a decrease of $2.0 million in operating expenses. Our operating expenses declined by $2.0 million on a same-center basis primarily due to a decrease of $1.0 million in maintenance and repairs expense and $1.0 million in lower real estate taxes due to lower tax assessments.
The 1.0% decrease in same-center NOI for the six months ended June 30, 2017 as compared to the prior-year period includes a $6.4 million decrease in revenues, primarily due to an $8.1 million decrease in revenues from percentage rents, other rents and tenant reimbursements, which was partially offset by a $1.7 million increase in minimum rents and other income. We also benefited from a $2.8 million decrease in operating expenses primarily due to a $2.7 million decrease in maintenance and repairs expense.
The decline in revenues for the three and six months ended June 30, 2017 was driven by decreases of 1.5% in occupancy in our same-center mall portfolio and 2.4% in stabilized mall same-center sales per square foot for the rolling 12-month period ended June 30, 2017. These decreases were partially offset by an increase of 1.8% in average annual base rents for our same-center stabilized malls as of June 30, 2017 as compared to the prior-year period.
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

(2)
Non-stabilized Malls - Malls that are in their initial lease-up phase. After three complete calendar years of operation, they are reclassified on January 1 of the fourth calendar year to the stabilized mall category. The Outlet Shoppes at Laredo and The Outlet Shoppes of the Bluegrass were classified as non-stabilized malls as of June 30, 2017. The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Atlanta were classified as non-stabilized malls as of June 30, 2016.

(3)	Excluded Malls - We exclude malls from our core portfolio if they fall in the following categories, for which operational metrics are excluded:

a.
Lender Malls - Malls for which we are working or intend to work with the lender on a restructure of the terms of the loan secured by the property or convey the secured property to the lender. As of June 30, 2017, Wausau Center was classified as a Lender Mall. As of June 30, 2016, Chesterfield Mall, Midland Mall and Wausau Center were classified as Lender Malls. The foreclosures of Midland Mall and Chesterfield Mall were complete in the first quarter and second quarter of 2017, respectively. Lender Malls are excluded from our same-center pool as decisions made while in discussions with the lender may lead to metrics that do not provide relevant information related to the condition of these properties or they may be under cash management agreements with the respective servicers.

b.
Repositioning Malls - Malls that are currently being repositioned or where we have determined that the current format of the mall no longer represents the best use of the mall and we are in the process of evaluating alternative strategies for the mall. This may include major redevelopment or an alternative retail or non-retail format, or after evaluating alternative strategies for the mall, we may determine that the mall no longer meets our criteria for long-term investment. The steps taken to reposition these malls, such as signing tenants to short-term leases, which are not included in occupancy percentages, or leasing to regional or local tenants, which typically do not report sales, may lead to metrics which do not provide relevant information related to the condition of these malls. Therefore, traditional performance measures, such as occupancy percentages and leasing metrics, exclude Repositioning Malls. Cary Towne Center and Hickory Point Mall were classified as Repositioning Malls as of June 30, 2017 and June 30, 2016.

c.
Minority Interest Malls - Malls in which we have a 25% or less ownership interest. As of June 30, 2017 and June 30, 2016, Triangle Town Center and River Ridge Mall were classified as Minority Interest Malls. Triangle Town Place was also classified as a Minority Interest property as of June 30, 2016 until its sale in the fourth quarter of 2016.

We derive the majority of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Six Months Ended June 30,
	2017	2016
Malls	93.3%	91.3%
Associated centers	4.2%	3.9%
Community centers	1.9%	1.7%
Mortgages, office buildings and other	0.6%	3.1%

Mall Store Sales
Mall store sales include reporting mall tenants of 10,000 square feet or less for stabilized malls and exclude license agreements, which are retail contracts that are temporary or short-term in nature and generally last more than three months but less than twelve months. The following is a comparison of our same-center sales per square foot for mall tenants of 10,000 square feet or less:

	Twelve Months Ended June 30,
	2017	2016	% Change
Stabilized mall same-center sales per square foot	$373	$382	(2.4)%

Occupancy
Our portfolio occupancy is summarized in the following table (1):

	As of June 30,
	2017	2016
Total portfolio	91.6%	92.6%
Total mall portfolio	90.2%	91.6%
Same-center malls	90.6%	92.0%
Stabilized malls	90.5%	91.6%
Non-stabilized malls (2)	81.8%	92.3%
Associated centers	95.5%	95.6%
Community centers	97.0%	96.8%

(1)	As noted above, excluded properties are not included in occupancy metrics.

(2)
Represents occupancy for The Outlet Shoppes at Laredo and The Outlet Shoppes of the Bluegrass as of June 30, 2017 and occupancy for The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Atlanta as of June 30, 2016.

Leasing
The following is a summary of the total square feet of leases signed in the six month period ended June 30, 2017 as compared to the prior-year period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating portfolio:
New leases	449,138	492,265	738,110	821,864
Renewal leases	537,809	673,185	1,087,378	1,434,110
Development portfolio:
New leases	25,914	378,382	127,002	510,068
Total leased	1,012,861	1,543,832	1,952,490	2,766,042
Average annual base rents per square foot are based on contractual rents in effect as of June 30, 2017 and 2016, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type (1):

	As of June 30,
	2017	2016
Same-center stabilized malls	$33.00	$32.41
Stabilized malls	33.16	31.92
Non-stabilized malls (2)	25.69	26.06
Associated centers	13.84	13.99
Community centers	16.06	15.33
Office buildings	19.06	19.67

(1)	As noted above, excluded properties are not included in base rent. Average base rents for associated centers, community centers and office buildings include all leased space, regardless of size.

(2)
Represents average annual base rents for The Outlet Shoppes at Laredo and The Outlet Shoppes of the Bluegrass as of June 30, 2017 and average annual base rents for The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Atlanta as of June 30, 2016.

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the three and six month periods ended June 30, 2017 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (1)	% Change Average
Quarter:
All Property Types (2)	485,184	$42.40	$41.32	(2.5)%	$42.05	(0.8)%
Stabilized malls	464,098	42.98	41.86	(2.6)%	42.58	(0.9)%
New leases	114,842	38.73	40.20	3.8%	41.87	8.1%
Renewal leases	349,256	44.38	42.41	(4.4)%	42.82	(3.5)%

Year-to-Date:
All Property Types (2)	1,061,033	$41.92	$41.21	(1.7)%	$42.20	0.7%
Stabilized malls	991,505	42.86	42.08	(1.8)%	43.10	0.6%
New leases	246,184	40.62	44.17	8.7%	46.12	13.5%
Renewal leases	745,321	43.60	41.39	(5.1)%	42.10	(3.4)%

(1)	Average gross rent does not incorporate allowable future increases for recoverable common area expenses.

(2)	Includes stabilized malls, associated centers, community centers and office buildings.
New and renewal leasing activity of comparable small shop space of less than 10,000 square feet for the six month period ended June 30, 2017 based on the lease commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2017:
New	136	370,541	8.05	$45.79	$48.99	$40.41	$5.38	13.3%	$8.58	21.2%
Renewal	371	1,034,745	3.54	39.22	39.80	40.48	(1.26)	(3.1)%	(0.68)	(1.7)%
Commencement 2017 Total	507	1,405,286	4.75	$40.95	$42.22	$40.46	$0.49	1.2%	$1.76	4.3%

Commencement 2018:
New	7	26,269	7.23	$48.21	$49.79	$42.61	$5.60	13.1%	$7.18	16.9%
Renewal	53	165,514	4.89	43.47	44.68	44.44	(0.97)	(2.2)%	0.24	0.5%
Commencement 2018 Total	60	191,783	5.16	$44.12	$45.38	$44.19	$(0.07)	(0.2)%	$1.19	2.7%

Total 2017/2018	567	1,597,069	4.79	$41.33	$42.60	$40.91	$0.42	1.0%	$1.69	4.1%
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2017, we had approximately $181.1 million outstanding on our three unsecured credit facilities leaving approximately $885.4 million of availability. In the second quarter of 2017, we retired three loans with an aggregate principal balance of $61.6 million in conjunction with the sale of The Outlet Shoppes at Oklahoma City for $130.0 million. Our consolidated unencumbered properties generated approximately 52.3% of total consolidated NOI for the six months ended June 30, 2017 (excluding dispositions and Excluded Malls). We have one mall in the foreclosure process, which we anticipate will be completed during the third quarter of 2017. We recognized a $29.2 million gain on extinguishment of debt related to the foreclosure of Chesterfield Mall in June 2017. In May 2017, we also closed on the sale of two Tier 3 malls, College Square and Foothills Mall, which generated gross proceeds of $53.5 million.
Subsequent to June 30, 2017, we extended and modified two unsecured term loans. We also modified our two unsecured credit facilities, that each have a capacity of $500.0 million, and our $350.0 million unsecured term loan to modify a debt covenant for consistency with the modification of our $400.0 million unsecured term loan. See Note 16 to the condensed consolidated financial statements for details. We also retired the $4.1 million unconsolidated loan secured by the third phase of Gulf Coast Town Center, entered into a preliminary agreement with the lender to modify and extend the loan secured by Acadiana Mall in July 2017 and exercised an option to extend our $350.0 million term loan to October 2018. In August 2017, we entered into a binding contract to sell our remaining 25% interest in River Ridge Mall to our joint venture partner for $9.0 million in cash. A $5.8 million loss on investment was recorded in the second quarter of 2017 in conjunction with the impending sale, which is expected to close in the third quarter.
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
Cash Flows - Operating, Investing and Financing Activities
The Company had $29.6 million of unrestricted cash and cash equivalents as of June 30, 2017, an increase of $10.7 million from December 31, 2016. Our net cash flows are summarized as follows (in thousands):

	Six Months Ended June 30,
	2017	2016	Change
Net cash provided by operating activities	$205,327	$214,161	$(8,834)
Net cash provided by investing activities	11,690	28,365	(16,675)
Net cash used in financing activities	(206,346)	(258,279)	51,933
Net cash flows	$10,671	$(15,753)	$26,424
Cash Provided by Operating Activities
Cash provided by operating activities decreased $8.8 million primarily due to the impact of lower occupancy on revenues, partially offset by reductions in operating expenses, and the operating cash flows of the properties that were disposed of in 2016.
Cash Provided by Investing Activities
Cash flows provided by investing activities decreased $16.7 million as compared to the prior-year period. The cash flows provided by investing activities in 2016 related primarily to proceeds from the sales of real estate assets and distributions in excess of equity in earnings of unconsolidated affiliates, primarily due to proceeds from the sales of several consolidated and unconsolidated properties. While proceeds from sales of real estate assets were higher in 2017, these were partially offset by the cash used to acquire the Macy's and Sears' locations at several malls.
Cash Used in Financing Activities
Cash flows used in financing activities decreased $51.9 million as compared to the prior-year period. In 2017, we utilized our lines of credit to acquire the Macy's and Sears' locations for $79.8 million and to retire four operating property loans totaling $159.7 million. These borrowings were partially offset by a prepayment fee of $8.5 million from the early retirement of the loans which were paid off in conjunction with the sale of an outlet center and a higher amount of distributions to noncontrolling interests as we distributed our partner’s share of the net proceeds from the sale of one property. In 2016 we utilized a greater amount of proceeds from sales of properties to reduce the outstanding balances on our lines of credit.
Debt
Debt of the Company
CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that it has a direct or indirect ownership interest in, is the borrower on all of our debt. CBL is a limited guarantor of the Notes, issued by the Operating Partnership in November 2013, October 2014 and December 2016, respectively, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. We also provide a similar limited guarantee of the Operating Partnership's obligations with respect to our unsecured credit facilities and three unsecured term loans as of June 30, 2017.

Debt of the Operating Partnership
The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

June 30, 2017	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties	$2,043,402	$(93,377)	$526,136	$2,476,161	5.22%
Senior unsecured notes due 2023 (2)	446,761	—	—	446,761	5.25%
Senior unsecured notes due 2024 (3)	299,943	—	—	299,943	4.60%
Senior unsecured notes due 2026 (4)	394,474	—	—	394,474	5.95%
Total fixed-rate debt	3,184,580	(93,377)	526,136	3,617,339	5.25%
Variable-rate debt:
Non-recourse term loans on operating properties	10,899	(5,449)	2,059	7,509	3.05%
Recourse term loans on operating properties (5)	89,298	—	69,943	159,241	3.41%
Unsecured lines of credit	181,069	—	—	181,069	2.25%
Unsecured term loans	800,000	—	—	800,000	2.49%
Total variable-rate debt	1,081,266	(5,449)	72,002	1,147,819	2.58%
Total fixed-rate and variable-rate debt	4,265,846	(98,826)	598,138	4,765,158	4.61%
Unamortized deferred financing costs	(16,406)	765	(2,506)	(18,147)
Total mortgage and other indebtedness, net	$4,249,440	$(98,061)	$595,632	$4,747,011

December 31, 2016	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties	$2,453,628	$(109,162)	$530,062	$2,874,528	5.29%
Senior unsecured notes due 2023 (2)	446,552	—	—	446,552	5.25%
Senior unsecured notes due 2024 (3)	299,939	—	—	299,939	4.60%
Senior unsecured notes due 2026 (4)	394,260	—	—	394,260	5.95%
Total fixed-rate debt	3,594,379	(109,162)	530,062	4,015,279	5.30%
Variable-rate debt:
Non-recourse term loans on operating properties	19,055	(7,504)	2,226	13,777	3.18%
Recourse term loans on operating properties	24,428	—	71,037	95,465	2.80%
Construction loans (5)	39,263	—	—	39,263	3.12%
Unsecured lines of credit	6,024	—	—	6,024	1.82%
Unsecured term loans	800,000	—	—	800,000	2.04%
Total variable-rate debt	888,770	(7,504)	73,263	954,529	2.18%
Total fixed-rate and variable-rate debt	4,483,149	(116,666)	603,325	4,969,808	4.70%
Unamortized deferred financing costs	(17,855)	945	(2,806)	(19,716)
Total mortgage and other indebtedness, net	$4,465,294	$(115,721)	$600,519	$4,950,092

(1)	Weighted-average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.

(2)	The balance is net of an unamortized discount of $3,239 and $3,448 as of June 30, 2017 and December 31, 2016, respectively.

(3)	The balance is net of an unamortized discount of $57 and $61 as of June 30, 2017 and December 31, 2016, respectively.

(4)	The balance is net of an unamortized discount of $5,526 and $5,740 as of June 30, 2017 and December 31, 2016, respectively.

(5)	The Outlet Shoppes at Laredo opened in April 2017, and the construction loan balance is included in recourse term loans on operating properties as of June 30, 2017.

The following table presents our pro rata share of consolidated and unconsolidated debt as of June 30, 2017, excluding debt premiums and discounts, that is scheduled to mature in 2017 (in thousands):

	Balance
	Original Maturity Date
2017 Maturities:
Operating property debt:
Consolidated Properties:
Acadiana Mall	$124,156	(1)
The Outlet Shoppes at El Paso	46,320
	170,476
Unconsolidated Properties:
Ambassador Town Center Infrastructure Improvements	11,035	(2)
Gulf Coast Town Center - Phase III	2,059	(3)
	13,094

Operating Partnership debt:
$350,000 unsecured term loan	350,000	(4)

Total 2017 Maturities at pro rata share	$533,570

(1)	The Company has a preliminary agreement with the lender to modify the loan and extend the maturity date.

(2)	The loan has two one-year extension options, at the unconsolidated affiliate's election, for an outside maturity date of December 2019.

(3)	Subsequent to June 30, 2017, the loan secured by Gulf Coast Town Center - Phase III was retired.

(4)
The unsecured term loan has two one-year extension options, at the Company's election, for an outside maturity date of October 2019. Subsequent to June 30, 2017, the Company exercised an option to extend the maturity date to October 2018.

As of June 30, 2017, $533.6 million of our pro rata share of consolidated and unconsolidated debt, excluding debt premiums and discounts, is scheduled to mature during 2017. Of the $533.6 million of 2017 maturities, the $350.0 million unsecured term loan and the Ambassador Town Center Infrastructure loan, with a principal balance of $11.0 million have extension options available. The $2.1 million loan secured by phase three of Gulf Coast Town Center was retired subsequent to June 30, 2017 and the $350.0 million unsecured term loan was extended to October 2018, leaving a remaining balance of $170.5 million of 2017 maturities that must be either retired or refinanced. We have a preliminary agreement with the lender to modify and extend the $124.2 million loan secured by Acadiana Mall, which matured in April 2017, and expect to refinance the $46.3 million loan secured by the joint venture property. A $17.7 million loan secured by Wausau Center, which is scheduled to mature in 2021, is in foreclosure, which is expected to be complete in the third quarter of 2017.
The weighted-average remaining term of our total share of consolidated and unconsolidated debt was 4.7 years and 5.4 years at June 30, 2017 and December 31, 2016, respectively. The weighted-average remaining term of our pro rata share of fixed-rate debt was 5.4 years and 3.8 years at June 30, 2017 and December 31, 2016, respectively.
As of June 30, 2017 and December 31, 2016, our pro rata share of consolidated and unconsolidated variable-rate debt represented 24.1% and 19.3%, respectively, of our total pro rata share of debt. As of June 30, 2017, our share of consolidated and unconsolidated variable-rate debt represented 16.2% of our total market capitalization (see Equity below) as compared to 12.1% as of December 31, 2016. The increase is primarily due to the decline in our stock price from $11.50 at December 30, 2016 to $8.43 at June 30, 2017.
See Note 6 to the condensed consolidated financial statements for additional information concerning the amount and terms of our outstanding indebtedness and compliance with applicable covenants and restrictions as of June 30, 2017. See Note 16 to the condensed consolidated financial statements for various extensions and modifications made to several unsecured term loans and credit facilities subsequent to June 30, 2017.

Mortgages on Operating Properties
Loan Repayments
We repaid the following loans, secured by the related consolidated properties, in 2017 (in thousands):

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
January	The Plaza at Fayette	5.67%	April 2017	$37,146
January	The Shoppes at St. Clair Square	5.67%	April 2017	18,827
February	Hamilton Corner	5.67%	April 2017	14,227
March	Layton Hills Mall	5.66%	April 2017	89,526
April	The Outlet Shoppes at Oklahoma City (2)	5.73%	January 2022	53,386
April	The Outlet Shoppes at Oklahoma City - Phase II (2)	3.53%	April 2019	5,545
April	The Outlet Shoppes at Oklahoma City - Phase III (2)	3.53%	April 2019	2,704
				$221,361

(1)	We retired the loans with borrowings from our credit facilities unless otherwise noted.

(2)
The loan was retired in conjunction with the sale of the property which secured the loan. See Note 4 to the accompanying condensed consolidated financial statements for more information. We recorded an $8,500 loss on extinguishment of debt due to a prepayment fee on the early retirement.

In March 2017, we exercised an extension to extend the loan secured by Statesboro Crossing to June 2018. Subsequent to June 30, 2017, we also retired the loan secured by phase three of Gulf Coast Town Center.
Other
The following is a summary of our 2017 dispositions for which the consolidated mall securing the related fixed-rate debt was transferred to the lender (in thousands):

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Balance of Non-recourse Debt	Gain on Extinguishment of Debt
January	Midland Mall (1)	6.10%	August 2016	$31,953	$3,760
June	Chesterfield Mall (1)	5.74%	September 2016	140,000	29,215
				$171,953	$32,975

(1)	The mortgage lender completed the foreclosure process and received the title to the mall in satisfaction of the non-recourse debt.
Other
The non-recourse loan secured by Wausau Center is in default and receivership at June 30, 2017. The mall generates insufficient income levels to cover the debt service on the mortgage, which had a balance of $17.7 million at June 30, 2017. We plan to return this mall to the lender when foreclosure proceedings are complete, which is expected to occur in the third quarter of 2017.
In conjunction with the divestiture of our interests in a consolidated joint venture, we were relieved of our funding obligation related to the loan secured by vacant land owned by the joint venture, which had a principal balance of $2.5 million upon the disposition of our interests in the first quarter of 2017.

Unencumbered Portfolio Statistics

	Sales Per Square Foot for the Twelve Months Ended (1) (2)		Occupancy (2)		% of Consolidated Unencumbered NOI for the Six Months Ended 6/30/17 (3)
	06/30/17	06/30/16	06/30/17	06/30/16
Unencumbered consolidated properties:
Tier 1 Malls	$421	$438	90.9%	89.2%	27.6%
Tier 2 Malls	327	339	88.8%	92.2%	53.9%
Tier 3 Malls	261	265	86.0%	84.9%	6.3%
Total Malls	$343	$357	93.9%	90.7%	87.8%

Total Associated Centers	N/A	N/A	94.0%	95.3%	7.4%

Total Community Centers	N/A	N/A	99.3%	98.9%	3.5%

Total Office Buildings and Other	N/A	N/A	94.1%	95.3%	1.3%

Total Unencumbered Consolidated Portfolio	$343	$357	90.8%	92.2%	100.0%

(1)	Represents same-center sales per square foot for mall tenants 10,000 square feet or less for stabilized malls.

(2)	Operating metrics are included for unencumbered operating properties and do not include sales or occupancy of unencumbered outparcels.

(3)	Our consolidated unencumbered properties generated approximately 52.3% of total consolidated NOI of $320,713,384 (which excludes NOI related to dispositions) for the six months ended June 30, 2017.
Equity
During the six months ended June 30, 2017, we paid dividends of $113.0 million to holders of CBL's common stock and preferred stock, as well as $41.2 million in distributions to the noncontrolling interest investors in the Operating Partnership and other consolidated subsidiaries. The Operating Partnership paid distributions of $22.4 million and $106.4 million on the preferred units and common units, respectively, as well as distributions of $25.4 million to the noncontrolling interests in other consolidated subsidiaries.
On June 2, 2017, we announced a second quarter 2017 common stock dividend of $0.265 per share payable in cash that was paid on July 17, 2017. On February 24, 2017, we announced a first quarter 2017 common stock dividend of $0.265 per share payable in cash that was paid on April 17, 2017. Future dividends payable will be determined by our Board of Directors based upon circumstances at the time of declaration. Our dividend payout ratio was 54.6% and 53.5% for the three and six months ended June 30, 2017, respectively.
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

We have not sold any shares under the ATM program since 2013. Since the commencement of the ATM program, CBL has issued 8,419,298 shares of common stock, at a weighted-average sales price of $25.12 per share, and approximately $88.5 million remains available that may be sold under this program as of June 30, 2017. Actual future sales under this program, if any, will depend on a variety of factors including but not limited to market conditions, the trading price of CBL's common stock and our capital needs. We have no obligation to sell the remaining shares available under the ATM program.
Debt-To-Total Market Capitalization
Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value of equity) ratio was 67.4% at June 30, 2017, compared to 67.2% at June 30, 2016. Our debt-to-total-market capitalization ratio at June 30, 2017 was computed as follows (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	199,321	$8.43	$1,680,276
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00	453,750
6.625% Series E Cumulative Redeemable Preferred Stock	690	250.00	172,500
Total market equity			2,306,526
Company’s share of total debt			4,765,158
Total market capitalization			$7,071,684
Debt-to-total-market capitalization ratio			67.4%

(1)
Stock price for common stock and Operating Partnership units equals the closing price of CBL's common stock on June 30, 2017. The stock prices for the preferred stock represent the liquidation preference of each respective series of preferred stock.

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
The following table, which excludes expenditures for developments and expansions, summarizes these capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three and six month periods ended June 30, 2017 compared to the same periods in 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Tenant allowances (1)	$10,600	$21,251	$20,116	$32,896

Renovations	3,563	1,507	4,065	4,621

Deferred maintenance:
Parking lot and parking lot lighting	2,436	2,045	4,261	2,765
Roof repairs and replacements	2,449	374	3,063	1,043
Other capital expenditures	5,002	1,703	10,217	5,828
Total deferred maintenance	9,887	4,122	17,541	9,636

Capitalized overhead	1,984	1,622	4,291	2,948

Capitalized interest	385	448	1,224	996

Total capital expenditures	$26,419	$28,950	$47,237	$51,097

(1)	Tenant allowances primarily relate to new leases. Tenant allowances related to renewal leases were not material for the periods presented.

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
Developments and Expansions
The following tables summarize our development projects as of June 30, 2017.
Properties Opened During the Six Months Ended June 30, 2017
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Opening Date	Initial Unleveraged Yield
Outlet Center:
The Outlet Shoppes at Laredo	Laredo, TX	65%	357,755	$69,936	$65,402	April-17	9.6%

Mall Expansion:
Mayfaire Town Center - Phase I	Wilmington, NC	100%	67,766	19,073	10,166	Feb-17	8.4%

Mall Redevelopments:
College Square - Partial Belk Redevelopment (Planet Fitness) (3)	Morristown, TN	100%	20,000	1,549	1,434	Mar-17	9.9%
Dakota Square Mall - Partial Miracle Mart Redevelopment (T.J. Maxx)	Minot, ND	100%	20,755	1,929	1,543	May-17	12.3%
Pearland Town Center - Sports Authority Redevelopment (Dick's Sporting Goods)	Pearland, TX	100%	48,582	7,069	5,822	April-17	12.2%
South County Center - DXL	St. Louis, MO	100%	6,792	1,266	1,131	June-17	21.1%
Stroud Mall - Beauty Academy	Stroudsburg, PA	100%	10,494	2,167	1,910	June-17	6.6%
Turtle Creek Mall - ULTA	Hattiesburg, MS	100%	20,782	3,050	1,716	April-17	6.7%
York Galleria - Partial JCP Redevelopment (H&M/Shops)	York, PA	100%	42,672	5,582	4,377	April-17	7.8%
Total Properties Opened			170,077	22,612	17,933

Total Properties Opened			595,598	$111,621	$93,501

(1) Total Cost is presented net of reimbursements to be received.
(2) Cost to Date does not reflect reimbursements until they are received.
(3) This property was sold in June 2017.
In April 2017, we held the grand opening of The Outlet Shoppes at Laredo, our 65/35 joint venture with Horizon. The shopping center was approximately 82% leased at its opening and features a broad assortment of new retailers. We also completed several anchor redevelopments.

Properties Under Development at June 30, 2017
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Expected Opening Date	Initial Unleveraged Yield
Mall Expansions:
Kirkwood Mall - Lucky 13 (Lucky's Pub)	Bismarck, ND	100%	6,500	$3,200	$2,224	Fall-17	7.6%
Parkdale Mall - Restaurant Addition	Beaumont, TX	100%	4,700	1,481	253	Fall-17	9.2%
			11,200	4,681	2,477

Mall Redevelopments:
East Towne Mall - Flix Brewhouse	Madison, WI	100%	40,795	9,855	905	Spring-18	8.5%
East Towne Mall - Lucky 13	Madison, WI	100%	7,758	3,135	593	Summer-17	6.3%
Hickory Point Mall - T.J. Maxx/Shops	Forsyth, IL	100%	50,030	4,070	1,261	Fall-17	8.9%
York Galleria - Partial JCP Redevelopment (Gold's Gym/Shops)	York, PA	100%	40,832	6,476	3,720	Summer-17	11.5%
			139,415	23,536	6,479

Associated Center Redevelopment:
The Landing at Arbor Place - Ollie's	Atlanta (Douglasville), GA	100%	28,446	1,946	1,760	Fall-17	8.0%

Total Properties Under Development			179,061	$30,163	$10,716

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
We own land and hold options to acquire certain development properties owned by third parties.  Except for the projects presented above, we do not have any other material capital commitments as of June 30, 2017.
Acquisitions and Dispositions
See Note 4 and Note 5 to the condensed consolidated financial statements for a description of our acquisition and disposition activity related to consolidated and unconsolidated affiliates.
Gain on Extinguishment of Debt
In June 2017, we recognized a gain on extinguishment of debt of $29.2 million upon the transfer of Chesterfield Mall to the lender in satisfaction of the non-recourse debt secured by the mall, which had a principal balance of $140.0 million. We also recognized a gain on extinguishment of debt of $3.8 million upon the transfer of Midland Mall in January 2017 to the lender in satisfaction of the non-recourse debt secured by the mall, which had a principal balance of $32.0 million. These gains were partially offset by an $8.5 million loss on extinguishment of debt from prepayment fees for the early retirement of debt related to three loans secured by The Outlet Shoppes at Oklahoma City, which were retired in conjunction with its sale in April 2017.
Loss on Investment
Subsequent to June 30, 2017, River Ridge Mall JV, LLC, a subsidiary of the Company, entered into a binding contract to sell its 25% interest in River Ridge Mall, located in Lynchburg, VA, to its joint venture partner for $9.0 million in cash. The Company recorded a $5.8 million loss on investment related to the pending disposition. The sale is expected to close in the third quarter of 2017.
Impairment of Real Estate Assets
During the six months ended June 30, 2017, we recorded a loss on impairment of $46.5 million which primarily relates to one mall, a parcel project near an outlet mall and one outparcel. See Note 3 to the condensed consolidated financial statements for more information.

Gain on Sales of Real Estate Assets
During the six months ended June 30, 2017, we recognized an $85.5 million gain on sales of real estate assets, primarily related to the sale of two malls, an outlet center and six outparcels.
Off-Balance Sheet Arrangements
Unconsolidated Affiliates
We have ownership interests in 17 unconsolidated affiliates as of June 30, 2017 that are described in Note 5 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as “Investments in Unconsolidated Affiliates.”  The following are circumstances when we may consider entering into a joint venture with a third party:

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
The following table represents our guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016 (in thousands):

	As of June 30, 2017							Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership		Maximum Guaranteed Amount	Debt Maturity Date (1)		6/30/2017	12/31/2016
West Melbourne I, LLC - Phase I (2)	50%	$42,547	20%		$8,509	Feb-2018	(3)	$86	$86
West Melbourne I, LLC - Phase II (2)	50%	16,437	20%		3,287	Feb-2018	(3)	33	33
Port Orange I, LLC	50%	57,508	20%		11,502	Feb-2018	(3)	116	116
Ambassador Infrastructure, LLC	65%	11,035	100%	(4)	11,035	Dec-2017	(5)	177	177
			Total guaranty liability					$412	$412

(1)	Excludes any extension options.

(2)	The loan is secured by Hammock Landing - Phase I and Hammock Landing - Phase II, respectively.

(3)	The loan has a one-year extension option, which is at the unconsolidated affiliate's election, for an outside maturity date of February 2019.

(4)
The guaranty will be reduced to 50% on March 1 of such year as PILOT payments received and attributed to the prior calendar year by Ambassador Infrastructure and delivered to the lender are $1,200 or more, provided no event of default exists. The guaranty will be reduced to 20% when the PILOT payments are $1,400 or more, provided no event of default exists.

(5)	The loan has two one-year extension options, which are the unconsolidated affiliate's election, for an outside maturity date of December 2019.

We have guaranteed the lease performance of YTC, an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22.0 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to $10.0 million. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $14.0 million as of June 30, 2017.  We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty.  We did not include an obligation for this guaranty because we determined that the fair value of the guaranty was not material as of June 30, 2017 and December 31, 2016.
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
Our Annual Report on Form 10-K for the year ended December 31, 2016 contains a discussion of our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these policies and estimates during the six months ended June 30, 2017. Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2016.
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
FFO of the Operating Partnership decreased 20.9% to $116.1 million for the three months ended June 30, 2017 as compared to $146.7 million for the prior-year period, and decreased 21.2% to $222.7 million for the six months ended June 30, 2017 as compared to $282.7 million for the prior-year period. Excluding the adjustments noted below, FFO of the Operating Partnership, as adjusted, decreased 15.9% for the three months ended June 30, 2017 to $99.7 million compared to $118.6 million for the same period in 2016, and decreased 11.8% for the six months ended June 30, 2017 to $202.7 million compared to $229.9 million for the same period in 2016. The decrease in FFO, as adjusted, was primarily driven by dilution from asset sales in the prior year and the current year-to-date period and $5.0 million of abandoned projects expense in the current year periods. FFO, as adjusted, for the current year periods was also impacted by higher interest expense, less gains on outparcel sales and lower revenues resulting from lower occupancy and bankruptcies.
The reconciliation of net income attributable to common shareholders to FFO allocable to Operating Partnership common unitholders is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to common shareholders	$30,173	$51,696	$53,065	$80,547
Noncontrolling interest in income of Operating Partnership	5,093	8,483	8,783	13,428
Depreciation and amortization expense of:
Consolidated properties	82,509	72,205	153,729	148,711
Unconsolidated affiliates	9,357	9,156	18,900	18,334
Non-real estate assets	(792)	(722)	(1,656)	(1,559)
Noncontrolling interests' share of depreciation and amortization	(2,642)	(2,055)	(4,621)	(4,448)
Loss on impairment, net of taxes	43,183	43,493	45,250	63,178
Gain on depreciable property, net of taxes and noncontrolling interests' share	(50,797)	(35,521)	(50,756)	(35,521)
FFO allocable to Operating Partnership common unitholders	116,084	146,735	222,694	282,670
Litigation expenses (1)	9	—	52	1,707
Nonrecurring professional fees expense (reimbursement) (1)	6	1,119	(919)	1,119

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Loss on investment (2)	5,843	—	5,843	—
Equity in earnings from disposals of unconsolidated affiliates (3)	—	(29,235)	—	(55,630)
Non-cash default interest expense (4)	1,187	—	2,494	—
Gain on extinguishment of debt, net of noncontrolling interests' share (5)	(23,395)	—	(27,450)	—
FFO allocable to Operating Partnership common unitholders, as adjusted	$99,734	$118,619	$202,714	$229,866

FFO per diluted share	$0.58	$0.73	$1.12	$1.41

FFO, as adjusted, per diluted share	$0.50	$0.59	$1.02	$1.15

Weighted-average common and potential dilutive common shares outstanding with Operating Partnership units fully converted	199,371	200,045	199,326	199,986

(1) Litigation expense and nonrecurring professional fees expense are included in General and Administrative expense in the Condensed Consolidated Statements of Operations. Nonrecurring professional fees reimbursement is included in Interest and Other Income in the Condensed Consolidated Statements of Operations.

(2) The three months and six months ended June 30, 2017 represents a loss on investment related to the write down of our 25% interest in River Ridge Mall based on the contract price to sell such interest to our joint venture partner.

(3) The three months and six months ended June 30, 2016 includes $29,267 related to the foreclosure of the loan secured by Gulf Coast Town Center. The six months ended June 30, 2016 also includes $26,373 related to the sale of our 50% interest in Triangle Town Center. These amounts are included in Equity in Earnings of Unconsolidated Affiliates in the Condensed Consolidated Statements of Operations.

(4) The three months and six months ended June 30, 2017 includes default interest expense related to Wausau Center and Chesterfield Mall. The six months ended June 30, 2017 also includes default interest expense related to Midland Mall.

(5) The three months and six months ended June 30, 2017 primarily represents gain on extinguishment of debt related to the non-recourse loan secured by Chesterfield Mall, which was conveyed to the lender in the second quarter of 2017. The three months and six months ended June 30, 2017 also includes loss on extinguishment of debt related to a prepayment fee on the early retirement of the loans secured by The Outlet Shoppes at Oklahoma City, which was sold in April 2017. The six months ended June 30, 2017 also includes gain on extinguishment of debt related to the non-recourse loan secured by Midland Mall, which was conveyed to the lender in the first quarter of 2017.

The reconciliation of diluted EPS to FFO per diluted share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Diluted EPS attributable to common shareholders	$0.18	$0.30	$0.31	$0.47
Eliminate amounts per share excluded from FFO:
Depreciation and amortization expense, including amounts from consolidated properties, unconsolidated affiliates, non-real estate assets and excluding amounts allocated to noncontrolling interests	0.44	0.39	0.83	0.81
Loss on impairment, net of taxes	0.22	0.22	0.23	0.31
Gain on depreciable property, net of taxes and noncontrolling interests' share	(0.26)	(0.18)	(0.25)	(0.18)
FFO per diluted share	$0.58	$0.73	$1.12	$1.41

The reconciliations of FFO allocable to Operating Partnership common unitholders to FFO allocable to common shareholders, including and excluding the adjustments noted above, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
FFO allocable to Operating Partnership common unitholders	$116,084	$146,735	$222,694	$282,670
Percentage allocable to common shareholders (1)	85.82%	85.38%	85.81%	85.37%
FFO allocable to common shareholders	$99,623	$125,282	$191,094	$241,315

FFO allocable to Operating Partnership common unitholders, as adjusted	$99,734	$118,619	$202,714	$229,866
Percentage allocable to common shareholders (1)	85.82%	85.38%	85.81%	85.37%
FFO allocable to common shareholders, as adjusted	$85,592	$101,277	$173,949	$196,237

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
Interest Rate Risk
Based on our proportionate share of consolidated and unconsolidated variable-rate debt at June 30, 2017, a 0.5% increase or decrease in interest rates on variable-rate debt would decrease or increase annual cash flows by approximately $5.7 million and $1.8 million, respectively, and increase or decrease annual interest expense, after the effect of capitalized interest, by approximately $5.6 million and $1.6 million, respectively.
Based on our proportionate share of total consolidated and unconsolidated debt at June 30, 2017, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $83.0 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $85.8 million.
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
ITEM 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1–30, 2017	137	$9.53	—	$—
May 1–31, 2017	566	8.06	—	—
June 1–30, 2017	—	—	—	—
Total	703	$8.35	—	$—

(1)	Represents shares surrendered to the Company by employees to satisfy federal and state income tax requirements related to the vesting of shares of restricted stock.

(2)
Represents the market value of the common stock on the vesting date for the shares of restricted stock, which was used to determine the number of shares required to be surrendered to satisfy income tax withholding requirements.

Operating Partnership Units
During the three months ended June 30, 2017, the Operating Partnership elected to pay $0.5 million in cash to three holders of 65,904 common units of limited partnership interest in the Operating Partnership upon the exercise of their conversion rights. Of this total, less than $0.1 million was paid to one holder of 6,424 common units in April 2017 and $0.4 million was paid to two holders of 59,480 units in June 2017.
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
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)

CBL & ASSOCIATES LIMITED PARTNERSHIP

By: CBL HOLDINGS I, INC., its general partner

/s/ Farzana Khaleel
_____________________________________
Farzana Khaleel
Executive Vice President -
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)

Date: August 9, 2017

INDEX TO EXHIBITS

Exhibit Number	Description
10.2.13	Amendment No. 2 to CBL & Associates Properties, Inc. 2012 Stock Incentive Plan * †
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of CBL & Associates Properties, Inc.
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of CBL & Associates Limited Partnership
12.3	Computation of Ratio of Earnings to Fixed Charges of CBL & Associates Properties, Inc.
12.4	Computation of Ratio of Earnings to Fixed Charges of CBL & Associates Limited Partnership
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
* Incorporated by reference from the Company’s Current Report on Form 8-K, dated May 8, 2017 and filed on May 12, 2017. Commission File No. 1-12494.
† A management contract or compensatory plan or arrangement.