Form 10-Q
period 2017-09-30
CBL & ASSOCIATES PROPERTIES INC; CBL & ASSOCIATES LIMITED PARTNERSHIP
filed 2017-11-08
CIK 910612, 915140

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
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
As of November 1, 2017, there were 171,101,611 shares of CBL & Associates Properties, Inc.'s common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2017 of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the "Company" mean CBL & Associates Properties, Inc. and its subsidiaries. References to the "Operating Partnership" mean CBL & Associates Limited Partnership and its subsidiaries. The terms "we," "us" and "our" refer to the Company or the Company and the Operating Partnership collectively, as the context requires.
The Company is a real estate investment trust ("REIT") whose stock is traded on the New York Stock Exchange. The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At September 30, 2017, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 84.8% limited partner interest for a combined interest held by the Company of 85.8%.
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

CBL & Associates Properties, Inc.
CBL & Associates Limited Partnership

PART I – FINANCIAL INFORMATION

ITEM 1:   Financial Statements
CBL & Associates Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

ASSETS (1)	September 30, 2017	December 31, 2016
Real estate assets:
Land	$811,742	$820,979
Buildings and improvements	6,668,312	6,942,452
	7,480,054	7,763,431
Accumulated depreciation	(2,411,560)	(2,427,108)
	5,068,494	5,336,323
Held for sale	—	5,861
Developments in progress	100,106	178,355
Net investment in real estate assets	5,168,600	5,520,539
Cash and cash equivalents	31,351	18,951
Receivables:
Tenant, net of allowance for doubtful accounts of $2,075 and $1,910 in 2017 and 2016, respectively	86,947	94,676
Other, net of allowance for doubtful accounts of $838 in 2017 and 2016	5,554	6,227
Mortgage and other notes receivable	19,279	16,803
Investments in unconsolidated affiliates	251,664	266,872
Intangible lease assets and other assets	180,361	180,572
	$5,743,756	$6,104,640

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness, net	$4,216,178	$4,465,294
Accounts payable and accrued liabilities	270,046	280,498
Total liabilities (1)	4,486,224	4,745,792
Commitments and contingencies (Note 6 and Note 12)
Redeemable noncontrolling interests	13,076	17,996
Shareholders' equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized:
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding	18	18
6.625% Series E Cumulative Redeemable Preferred Stock, 690,000 shares outstanding	7	7
Common stock, $.01 par value, 350,000,000 shares authorized, 171,096,895 and 170,792,645 issued and outstanding in 2017 and 2016, respectively	1,711	1,708
Additional paid-in capital	1,971,447	1,969,059
Dividends in excess of cumulative earnings	(827,292)	(742,078)
Total shareholders' equity	1,145,891	1,228,714
Noncontrolling interests	98,565	112,138
Total equity	1,244,456	1,340,852
	$5,743,756	$6,104,640

(1)
As of September 30, 2017, includes $652,439 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $379,786 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 5.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Operations (In thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES:
Minimum rents	$150,836	$164,444	$468,195	$502,289
Percentage rents	3,000	3,225	7,127	10,590
Other rents	3,790	3,866	11,171	13,747
Tenant reimbursements	63,055	69,489	192,577	212,951
Management, development and leasing fees	2,718	4,177	8,747	10,825
Other	1,251	6,520	4,079	19,362
Total revenues	224,650	251,721	691,896	769,764

OPERATING EXPENSES:
Property operating	31,295	35,116	96,250	104,804
Depreciation and amortization	71,732	71,794	225,461	220,505
Real estate taxes	21,573	22,492	62,343	68,354
Maintenance and repairs	11,254	13,236	36,322	39,574
General and administrative	13,568	13,222	45,402	46,865
Loss on impairment	24,935	53,558	71,401	116,736
Other	132	5,576	5,151	20,313
Total operating expenses	174,489	214,994	542,330	617,151
Income from operations	50,161	36,727	149,566	152,613
Interest and other income (loss)	(200)	451	1,235	1,062
Interest expense	(53,913)	(54,292)	(165,179)	(162,710)
Gain on extinguishment of debt	6,452	(6)	30,927	—
Loss on investment	(354)	—	(6,197)	—
Income tax benefit	1,064	2,386	4,784	2,974
Equity in earnings of unconsolidated affiliates	4,706	10,478	16,404	107,217
Income (loss) from continuing operations before gain on sales of real estate assets	7,916	(4,256)	31,540	101,156
Gain on sales of real estate assets	1,383	4,926	86,904	14,503
Net income	9,299	670	118,444	115,659
Net (income) loss attributable to noncontrolling interests in:
Operating Partnership	81	1,372	(8,702)	(12,056)
Other consolidated subsidiaries	(415)	(983)	(25,266)	449
Net income attributable to the Company	8,965	1,059	84,476	104,052
Preferred dividends	(11,223)	(11,223)	(33,669)	(33,669)
Net income (loss) attributable to common shareholders	$(2,258)	$(10,164)	$50,807	$70,383

Basic and diluted per share data attributable to common shareholders:
Net income (loss) attributable to common shareholders	$(0.01)	$(0.06)	$0.30	$0.41
Weighted-average common and potential dilutive common shares outstanding	171,096	170,792	171,060	170,751

Dividends declared per common share	$0.265	$0.265	$0.795	$0.795

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$9,299	$670	$118,444	$115,659

Other comprehensive income:
Unrealized gain on hedging instruments	—	—	—	877
Reclassification of hedging effect on earnings	—	—	—	(443)
Total other comprehensive income	—	—	—	434

Comprehensive income	9,299	670	118,444	116,093
Comprehensive (income) loss attributable to noncontrolling interests in:
Operating Partnership	81	1,372	(8,702)	(12,119)
Other consolidated subsidiaries	(415)	(983)	(25,266)	449
Comprehensive income attributable to the Company	$8,965	$1,059	$84,476	$104,423

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
 (Unaudited)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2016	$25,330	$25	$1,705	$1,970,333	$1,935	$(689,028)	$1,284,970	$114,629	$1,399,599
Net income (loss)	(2,119)	—	—	—	—	104,052	104,052	13,726	117,778
Other comprehensive income	3	—	—	—	371	—	371	60	431
Purchase of noncontrolling interest in Operating Partnership	—	—	—	—	—	—	—	(11,754)	(11,754)
Dividends declared - common stock	—	—	—	—	—	(135,780)	(135,780)	—	(135,780)
Dividends declared - preferred stock	—	—	—	—	—	(33,669)	(33,669)	—	(33,669)
Issuances of 331,324 shares of common stock and restricted common stock	—	—	3	429	—	—	432	—	432
Cancellation of 31,293 shares of restricted common stock	—	—	—	(226)	—	—	(226)	—	(226)
Performance stock units	—	—	—	775	—	—	775	—	775
Amortization of deferred compensation	—	—	—	2,857	—	—	2,857	—	2,857
Adjustment for noncontrolling interests	1,686	—	—	(11,647)	(2,306)	—	(13,953)	12,267	(1,686)
Adjustment to record redeemable noncontrolling interests at redemption value	3,617	—	—	(3,514)	—	—	(3,514)	(103)	(3,617)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	11,240	11,240
Distributions to noncontrolling interests	(5,775)	—	—	—	—	—	—	(29,712)	(29,712)
Balance, September 30, 2016	$22,742	$25	$1,708	$1,959,007	$—	$(754,425)	$1,206,315	$110,353	$1,316,668

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)
(Continued)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2017	$17,996	$25	$1,708	$1,969,059	$(742,078)	$1,228,714	$112,138	$1,340,852
Net income	481	—	—	—	84,476	84,476	33,487	117,963
Dividends declared - common stock	—	—	—	—	(136,021)	(136,021)	—	(136,021)
Dividends declared - preferred stock	—	—	—	—	(33,669)	(33,669)	—	(33,669)
Issuances of 342,008 shares of common stock and restricted common stock	—	—	3	471	—	474	—	474
Redemptions of Operating Partnership common units	—	—	—	—	—	—	(593)	(593)
Cancellation of 37,758 shares of restricted common stock	—	—	—	(327)	—	(327)	—	(327)
Performance stock units	—	—	—	1,115	—	1,115	—	1,115
Amortization of deferred compensation	—	—	—	3,135	—	3,135	—	3,135
Adjustment for noncontrolling interests	2,224	—	—	(5,635)	—	(5,635)	3,413	(2,222)
Adjustment to record redeemable noncontrolling interests at redemption value	(4,196)	—	—	3,629	—	3,629	566	4,195
Deconsolidation of investment	—	—	—	—	—	—	(2,232)	(2,232)
Contributions from noncontrolling interests	—	—	—	—	—	—	263	263
Distributions to noncontrolling interests	(3,429)	—	—	—	—	—	(48,477)	(48,477)
Balance, September 30, 2017	$13,076	$25	$1,711	$1,971,447	$(827,292)	$1,145,891	$98,565	$1,244,456

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$118,444	$115,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	225,461	220,505
Net amortization of deferred financing costs, debt premiums and discounts	2,904	2,019
Net amortization of intangible lease assets and liabilities	(1,235)	(204)
Gain on sales of real estate assets	(86,904)	(14,503)
Loss on investment	6,197	—
Write-off of development projects	5,151	44
Share-based compensation expense	4,569	4,011
Loss on impairment	71,401	116,736
Gain on extinguishment of debt	(30,927)	—
Equity in earnings of unconsolidated affiliates	(16,404)	(107,217)
Distributions of earnings from unconsolidated affiliates	16,361	12,337
Provision for doubtful accounts	3,353	3,377
Change in deferred tax accounts	2,911	(1,780)
Changes in:
Tenant and other receivables	(4,893)	(7,759)
Other assets	(12,368)	(10,028)
Accounts payable and accrued liabilities	32,929	6,428
Net cash provided by operating activities	336,950	339,625

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(149,302)	(165,091)
Acquisitions of real estate assets	(79,799)	—
(Additions) reductions to restricted cash	1,261	(10,020)
Proceeds from sales of real estate assets	201,291	125,606
Proceeds from disposal of investment	9,000	—
Additions to mortgage and other notes receivable	(4,118)	(3,259)
Payments received on mortgage and other notes receivable	3,443	790
Additional investments in and advances to unconsolidated affiliates	(17,199)	(21,805)
Distributions in excess of equity in earnings of unconsolidated affiliates	15,743	74,242
Changes in other assets	(14,471)	(4,786)
Net cash used in investing activities	(34,151)	(4,323)

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$1,097,006	$614,671
Principal payments on mortgage and other indebtedness	(1,151,494)	(755,579)
Additions to deferred financing costs	(5,003)	(1,169)
Prepayment fees on extinguishment of debt	(8,871)	—
Proceeds from issuances of common stock	150	131
Purchases of noncontrolling interests in the Operating Partnership	(593)	(11,754)
Contributions from noncontrolling interests	263	11,085
Payment of tax withholdings for restricted stock awards	(322)	—
Distributions to noncontrolling interests	(51,925)	(35,742)
Dividends paid to holders of preferred stock	(33,669)	(33,669)
Dividends paid to common shareholders	(135,941)	(135,700)
Net cash used in financing activities	(290,399)	(347,726)

NET CHANGE IN CASH AND CASH EQUIVALENTS	12,400	(12,424)
CASH AND CASH EQUIVALENTS, beginning of period	18,951	36,892
CASH AND CASH EQUIVALENTS, end of period	$31,351	$24,468

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$150,816	$150,512

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Balance Sheets
(In thousands, except unit data)
(Unaudited)

ASSETS (1)	September 30, 2017	December 31, 2016
Real estate assets:
Land	$811,742	$820,979
Buildings and improvements	6,668,312	6,942,452
	7,480,054	7,763,431
Accumulated depreciation	(2,411,560)	(2,427,108)
	5,068,494	5,336,323
Held for sale	—	5,861
Developments in progress	100,106	178,355
Net investment in real estate assets	5,168,600	5,520,539
Cash and cash equivalents	31,350	18,943
Receivables:
Tenant, net of allowance for doubtful accounts of $2,075 and $1,910 in 2017 and 2016, respectively	86,947	94,676
Other, net of allowance for doubtful accounts of $838 in 2017 and 2016	5,505	6,179
Mortgage and other notes receivable	19,279	16,803
Investments in unconsolidated affiliates	252,195	267,405
Intangible lease assets and other assets	180,241	180,452
	$5,744,117	$6,104,997

LIABILITIES, REDEEMABLE INTERESTS AND CAPITAL
Mortgage and other indebtedness, net	$4,216,178	$4,465,294
Accounts payable and accrued liabilities	270,117	280,528
Total liabilities (1)	4,486,295	4,745,822
Commitments and contingencies (Note 6 and Note 12)
Redeemable common units	13,076	17,996
Partners' capital:
Preferred units	565,212	565,212
Common units:
General partner	6,806	7,781
Limited partners	662,102	756,083
Total partners' capital	1,234,120	1,329,076
Noncontrolling interests	10,626	12,103
Total capital	1,244,746	1,341,179
	$5,744,117	$6,104,997

(1)
As of September 30, 2017, includes $652,439 of assets related to consolidated variable interest entities that can only be used to settle obligations of the consolidated variable interest entities and $379,786 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Operating Partnership. See Note 5.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership Condensed Consolidated Statements of Operations (In thousands, except per unit data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES:
Minimum rents	$150,836	$164,444	$468,195	$502,289
Percentage rents	3,000	3,225	7,127	10,590
Other rents	3,790	3,866	11,171	13,747
Tenant reimbursements	63,055	69,489	192,577	212,951
Management, development and leasing fees	2,718	4,177	8,747	10,825
Other	1,251	6,520	4,079	19,362
Total revenues	224,650	251,721	691,896	769,764

OPERATING EXPENSES:
Property operating	31,295	35,116	96,250	104,804
Depreciation and amortization	71,732	71,794	225,461	220,505
Real estate taxes	21,573	22,492	62,343	68,354
Maintenance and repairs	11,254	13,236	36,322	39,574
General and administrative	13,568	13,222	45,402	46,865
Loss on impairment	24,935	53,558	71,401	116,736
Other	132	5,576	5,151	20,313
Total operating expenses	174,489	214,994	542,330	617,151
Income from operations	50,161	36,727	149,566	152,613
Interest and other income (loss)	(200)	451	1,235	1,062
Interest expense	(53,913)	(54,292)	(165,179)	(162,710)
Gain on extinguishment of debt	6,452	(6)	30,927	—
Loss on investment	(354)	—	(6,197)	—
Income tax benefit	1,064	2,386	4,784	2,974
Equity in earnings of unconsolidated affiliates	4,706	10,478	16,404	107,217
Income (loss) from continuing operations before gain on sales of real estate assets	7,916	(4,256)	31,540	101,156
Gain on sales of real estate assets	1,383	4,926	86,904	14,503
Net income	9,299	670	118,444	115,659
Net (income) loss attributable to noncontrolling interests	(415)	(983)	(25,266)	449
Net income (loss) attributable to the Operating Partnership	8,884	(313)	93,178	116,108
Distributions to preferred unitholders	(11,223)	(11,223)	(33,669)	(33,669)
Net income (loss) attributable to common unitholders	$(2,339)	$(11,536)	$59,509	$82,439

Basic and diluted per unit data attributable to common unitholders:
Net income (loss) attributable to common unitholders	$(0.01)	$(0.06)	$0.30	$0.41
Weighted-average common and potential dilutive common units outstanding	199,321	200,004	199,325	199,992

Distributions declared per common unit	$0.273	$0.273	$0.819	$0.819

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$9,299	$670	$118,444	$115,659

Other comprehensive income:
Unrealized gain on hedging instruments	—	—	—	877
Reclassification of hedging effect on earnings	—	—	—	(443)
Total other comprehensive income	—	—	—	434

Comprehensive income	9,299	670	118,444	116,093
Comprehensive (income) loss attributable to noncontrolling interests	(415)	(983)	(25,266)	449
Comprehensive income (loss) of the Operating Partnership	$8,884	$(313)	$93,178	$116,542

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Capital
(In thousands)
 (Unaudited)

	Redeemable Interests			Number of			Common Units
	Redeemable Noncontrolling Interests	Redeemable Common Units	Total Redeemable Interests	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital	Noncontrolling Interests	Total Capital
Balance, January 1, 2016	$5,586	$19,744	$25,330	25,050	199,748	$565,212	$8,435	$822,383	$(868)	$1,395,162	$4,876	$1,400,038
Net income (loss)	(2,763)	644	(2,119)	—	—	33,669	839	80,956	—	115,464	2,314	117,778
Other comprehensive income	—	3	3	—	—	—	—	—	431	431	—	431
Distributions declared - common units	—	(3,429)	(3,429)	—	—	—	(1,600)	(158,422)	—	(160,022)	—	(160,022)
Distributions declared - preferred units	—	—	—	—	—	(33,669)	—	—	—	(33,669)	—	(33,669)
Issuances of common units	—	—	—	—	331	—	—	432	—	432	—	432
Redemption of common units	—	—	—	—	(965)	—	—	(11,754)	—	(11,754)	—	(11,754)
Cancellation of restricted common stock	—	—	—	—	(31)	—	—	(226)	—	(226)	—	(226)
Performance stock units	—	—	—	—	—	—	8	767	—	775	—	775
Amortization of deferred compensation	—	—	—	—	—	—	29	2,828	—	2,857	—	2,857
Allocation of partners' capital	—	1,686	1,686	—	—	—	(148)	(2,083)	437	(1,794)	—	(1,794)
Adjustment to record redeemable interests at redemption value	2,729	888	3,617	—	—	—	(37)	(3,580)	—	(3,617)	—	(3,617)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	11,240	11,240
Distributions to noncontrolling interests	(2,346)	—	(2,346)	—	—	—	—	—	—	—	(5,470)	(5,470)
Balance, September 30, 2016	$3,206	$19,536	$22,742	25,050	199,083	$565,212	$7,526	$731,301	$—	$1,304,039	$12,960	$1,316,999

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Capital
(In thousands)
(Unaudited)
(Continued)

		Number of			Common Units
	Redeemable Common Units	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Total Partners' Capital	Noncontrolling Interests	Total Capital
Balance, January 1, 2017	$17,996	25,050	199,085	$565,212	$7,781	$756,083	$1,329,076	$12,103	$1,341,179
Net income	481	—	—	33,669	607	58,421	92,697	25,266	117,963
Distributions declared - common units	(3,429)	—	—	—	(1,600)	(158,124)	(159,724)	—	(159,724)
Distributions declared - preferred units	—	—	—	(33,669)	—	—	(33,669)	—	(33,669)
Issuances of common units	—	—	342	—	—	474	474	—	474
Redemptions of common units	—	—	(73)	—	—	(593)	(593)	—	(593)
Cancellation of restricted common stock	—	—	(38)	—	—	(327)	(327)	—	(327)
Performance stock units	—	—	—	—	11	1,104	1,115	—	1,115
Amortization of deferred compensation	—	—	—	—	32	3,103	3,135	—	3,135
Allocation of partners' capital	2,224	—	—	—	(68)	(2,191)	(2,259)	—	(2,259)
Adjustment to record redeemable interests at redemption value	(4,196)	—	—	—	43	4,152	4,195	—	4,195
Deconsolidation of investment	—	—	—	—	—	—	—	(2,232)	(2,232)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	263	263
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(24,774)	(24,774)
Balance, September 30, 2017	$13,076	25,050	199,316	$565,212	$6,806	$662,102	$1,234,120	$10,626	$1,244,746

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$118,444	$115,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	225,461	220,505
Net amortization of deferred financing costs, debt premiums and discounts	2,904	2,019
Net amortization of intangible lease assets and liabilities	(1,235)	(204)
Gain on sales of real estate assets	(86,904)	(14,503)
Loss on investment	6,197	—
Write-off of development projects	5,151	44
Share-based compensation expense	4,569	4,011
Loss on impairment	71,401	116,736
Gain on extinguishment of debt	(30,927)	—
Equity in earnings of unconsolidated affiliates	(16,404)	(107,217)
Distributions of earnings from unconsolidated affiliates	16,362	12,366
Provision for doubtful accounts	3,353	3,377
Change in deferred tax accounts	2,911	(1,780)
Changes in:
Tenant and other receivables	(4,893)	(7,710)
Other assets	(12,368)	(10,028)
Accounts payable and accrued liabilities	32,935	6,349
Net cash provided by operating activities	336,957	339,624

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(149,302)	(165,091)
Acquisition of real estate assets	(79,799)	—
(Additions) reductions to restricted cash	1,261	(10,020)
Proceeds from sales of real estate assets	201,291	125,606
Proceeds from disposal of investments	9,000	—
Additions to mortgage and other notes receivable	(4,118)	(3,259)
Payments received on mortgage and other notes receivable	3,443	790
Additional investments in and advances to unconsolidated affiliates	(17,199)	(21,805)
Distributions in excess of equity in earnings of unconsolidated affiliates	15,743	74,242
Changes in other assets	(14,471)	(4,786)
Net cash used in investing activities	(34,151)	(4,323)

CBL & Associates Limited Partnership Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$1,097,006	$614,671
Principal payments on mortgage and other indebtedness	(1,151,494)	(755,579)
Additions to deferred financing costs	(5,003)	(1,169)
Prepayment fees on extinguishment of debt	(8,871)	—
Proceeds from issuances of common units	150	131
Redemptions of common units	(593)	(11,754)
Contributions from noncontrolling interests	263	11,085
Payment of tax withholdings for restricted stock awards	(322)	—
Distributions to noncontrolling interests	(28,203)	(11,246)
Distributions to preferred unitholders	(33,669)	(33,669)
Distributions to common unitholders	(159,663)	(160,196)
Net cash used in financing activities	(290,399)	(347,726)

NET CHANGE IN CASH AND CASH EQUIVALENTS	12,407	(12,425)
CASH AND CASH EQUIVALENTS, beginning of period	18,943	36,887
CASH AND CASH EQUIVALENTS, end of period	$31,350	$24,462

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$150,816	$150,512

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
CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the “Operating Partnership”), which is a variable interest entity ("VIE"). In accordance with the guidance in Accounting Standards Codification ("ASC") 810, Consolidations, the Company is exempt from providing further disclosures related to the Operating Partnership's VIE classification. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a VIE.  As of September 30, 2017, the Operating Partnership owned interests in the following properties:

	Malls (1)	Associated Centers	Community Centers	Office Buildings		Total
Consolidated properties	60	20	4	5	(2)	89
Unconsolidated properties (3)	8	3	5	—		16
Total	68	23	9	5		105

(1)	Category consists of regional malls, open-air centers and outlet centers (including one mixed-use center).

(2)	Includes CBL's two corporate office buildings.

(3)	The Operating Partnership accounts for these investments using the equity method because one or more of the other partners have substantive participating rights.
At September 30, 2017, the Operating Partnership had interests in the following properties under development:

	Consolidated Properties	Unconsolidated Properties
	Malls	Community Centers
Development	—	1
Expansions	1	—
Redevelopments	1	—
CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At September 30, 2017, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 84.8% limited partner interest for a combined interest held by CBL of 85.8%.
The noncontrolling interest in the Operating Partnership is held by CBL & Associates, Inc., its shareholders and affiliates and certain senior officers of the Company (collectively "CBL's Predecessor"), all of which contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993, and by various third parties. At September 30, 2017, CBL’s Predecessor owned a 9.1% limited partner interest and third parties owned a 5.1% limited partner interest in the Operating Partnership.  CBL's Predecessor also owned 3.8 million shares of CBL’s common stock at September 30, 2017, for a total combined effective interest of 11.0% in the Operating Partnership.

The Operating Partnership conducts the Company’s property management and development activities through its wholly owned subsidiary, CBL & Associates Management, Inc. (the “Management Company”), to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).
The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. All intercompany transactions have been eliminated. The results for the interim period ended September 30, 2017 are not necessarily indicative of the results to be obtained for the full fiscal year.
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
Accounting Guidance Not Yet Effective
Revenue Recognition guidance and implementation update
In May 2014, the FASB and the International Accounting Standards Board jointly issued ASU 2014-09. The objective of this converged standard is to enable financial statement users to better understand and analyze revenue by replacing current transaction and industry-specific guidance with a more principles-based approach to revenue recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that the entity expects to be entitled to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other guidance such as lease and insurance contracts. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, ("ASU 2015-14") which allows an additional one year deferral of ASU 2014-09. As a result, ASU 2014-09 is effective for annual periods beginning after December 15, 2017 and interim periods within those years using one of two retrospective application methods. Early adoption would be permitted only for annual reporting periods beginning after December 15, 2016 and interim periods within those years. As the majority of the Company's revenue is derived from real estate lease contracts, the Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements. The Company expects to adopt the guidance using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of the Company's adoption, which will be January 1, 2018. The Company has elected to apply the guidance to contracts with open performance obligations as of January 1, 2018.
The following updates, which are effective as of the same date as ASU 2014-09 as deferred by ASU 2015-14, were issued by the FASB to clarify the implementation of the revenue guidance:

Issuance Date	Accounting Standards Update
March 2016	ASU 2016-08	Principal versus Agent Considerations (Reporting Revenue Gross versus Net)
April 2016	ASU 2016-10	Identifying Performance Obligations and Licensing
May 2016	ASU 2016-11	Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting
May 2016	ASU 2016-12	Narrow Scope Improvements and Practical Expedients
December 2016	ASU 2016-20	Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers
September 2017	ASU 2017-13	Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments
The Company's revenues largely consist of income earned from leasing, which approximated 97% of the Company's revenues for the nine months ended September 30, 2017. Approximately 1% of the Company's other revenues are not in the scope of ASU 2014-09. Other revenue streams primarily include earnings from property management, leasing and development agreements with unconsolidated affiliates and third parties in addition to marketing and other revenues. As part of the implementation process, the Company completed an initial review to ascertain which contracts are in the scope of the revenue guidance noted above. For those contracts in scope, these were evaluated using the prescribed five-step method which included the identification of the contract and performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing revenue. Based on its initial evaluation of contracts, the Company does not expect any material changes in the amount or timing of its revenues upon adoption of the guidance and expects to finalize the contract review in the next few months.
The Company has completed its initial assessment of revenues, believed to be in the scope of ASU 2014-09 for the nine months ended September 30, 2017, which approximate the following as listed below:

Revenue stream	% of Total Revenues
Management, development and leasing fees (1)	1%
Marketing revenues (2)	1%
Total estimated ASC 606 revenues as a percentage of total revenues	2%

(1)
Primarily represents fees earned for certain ancillary services performed under management and other contracts for third-party properties and joint ventures. Management fees generally represent a series of performance obligations for the same tasks performed over a period of time. Development and leasing fees are typically individual performance obligations.

(2)	This revenue stream consists primarily of marketing services provided to tenants as well as other contracts with customers for various services and promotions.
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
As a lessor, the Company expects substantially all leases will continue to be classified as operating leases under the new leasing guidance. Under the new guidance, certain common area maintenance ("CAM") recoveries must be accounted for as non-lease components under the new revenue guidance. The FASB clarified in June 2017 that entities, which do not adopt ASU 2016-02 concurrently with the new revenue recognition guidance, will only be required to evaluate CAM as a non-lease component for new leases executed after the effective date, which would be January 1, 2019 for the Company. The Company is evaluating how the bifurcation of CAM may affect the timing or recognition of certain lease revenues. Additionally, the Company expects to expense certain deferred lease costs due to the narrowed definition of indirect costs that may be capitalized. As a lessee, the Company has 11 ground lease arrangements in which the Company is the lessee for land. As of September 30, 2017, these ground leases have future contractual payments of approximately $15,199 with maturity dates ranging from January 2019 through July 2089.
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
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). The objective of ASU 2016-15 is to reduce diversity in practice in the classification of certain items in the statement of cash flows, including the classification of distributions received from equity method investees. For public companies, ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. Early adoption is permitted. The guidance is to be applied on a retrospective basis. The Company plans to adopt ASU 2016-15 in conjunction with the filing of its Form 10-K for the year ended December 31,2017 and does not expect the guidance to have a material impact on its condensed consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Restricted Cash, ("ASU 2016-18") to address diversity in practice related to the classification and presentation of changes in restricted cash. The update requires a reporting entity to explain the change in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents in reconciling the beginning-of-period and end-of-period total amounts on the statement of cash flows. For public companies, ASU 2016-18 is effective on a retrospective basis for fiscal years beginning after December 15, 2017, including interim periods therein. Early adoption is permitted. The Company plans to adopt the update in conjunction with the filing of its Form 10-K for the year ended December 31,2017 and does not expect ASU 2016-18 to have a material impact on its condensed consolidated financial statements.
In February 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05"), which will apply to the partial sale or transfer of nonfinancial assets, including real estate assets, to unconsolidated joint ventures. ASU 2017-05 requires 100% of the gain or loss to be recognized for nonfinancial assets transferred to an unconsolidated joint venture and any noncontrolling interest received in such nonfinancial assets to be measured at fair value. ASU 2017-05 has the same effective date as ASU 2014-09, as deferred by ASU 2015-14, and is effective for the Company on January 1, 2018. ASU 2017-05 is to be applied using either a full or modified retrospective transition method. This adjustment will (1) mark investments in unconsolidated joint ventures to fair value as of the date of contribution to the unconsolidated joint ventures, and (2) recognize the remainder of the gain or loss associated with transferring the assets to the unconsolidated joint venture. The Company expects to adopt the guidance using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of the Company's adoption, which will be January 1, 2018. The Company identified one unconsolidated affiliate, CBL/T-C, LLC, in which the Company recorded a partial sale of real estate assets in 2011 and is evaluating the impact that this update may have on its condensed consolidated financial statements and related disclosures.
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
Fair Value Measurements on a Recurring Basis
The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments.  Based on the interest rates for similar financial instruments, the carrying value of mortgage and other notes receivable is a reasonable estimate of fair value.  The estimated fair value of mortgage and other indebtedness was $4,250,556 and $4,737,077 at September 30, 2017 and December 31, 2016, respectively.  The fair value was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently. The carrying amount of net mortgage and other indebtedness was $4,216,178 and $4,465,294 at September 30, 2017 and December 31, 2016, respectively.
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
The following table sets forth information regarding the Company's assets that are measured at fair value on a nonrecurring basis and related impairment charges for the nine months ended September 30, 2017:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss on Impairment
Long-lived assets	$81,350	$—	$—	$81,350	$71,401
Long-lived Assets Measured at Fair Value in 2017
During the nine months ended September 30, 2017, the Company recognized impairments of real estate of $71,401 primarily related to two malls, a parcel project near an outlet center and one outparcel. The properties were classified for segment reporting purposes as listed below (see section below for information on outparcels). See Note 9 for segment information.

Impairment Date	Property	Location	Segment Classification	Loss on Impairment	Fair Value
March	Vacant land (1)	Woodstock, GA	Malls	$3,147	$—	(2)
June	Acadiana Mall (3)	Lafayette, LA	Malls	43,007	67,300
June / September	Prior period sales adjustments (4)	Various	Malls/Office Buildings	606	—	(2)
September	Hickory Point Mall (5)	Forsyth, IL	Malls	24,525	14,050
				$71,285	$81,350

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

(2)	The long-lived asset is not included in the Company's condensed consolidated balance sheets at September 30, 2017 as the Company no longer has an interest in the property.

(3)
In accordance with the Company's quarterly impairment review process, the Company wrote down the book value of the mall to its estimated fair value of $67,300 in the second quarter of 2017. Management determined the fair value of Acadiana Mall using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of 10 years, with a sale at the end of the holding period, a capitalization rate of 15.50% and a discount rate of 15.75%. The mall has experienced declining tenant sales and cash flows as a result of the downturn of the economy in its market area and an anchor announced in the second quarter 2017 that it will close its store later in 2017. The loan secured by Acadiana Mall matured in April 2017. See Note 6 for more information. The revenues of Acadiana Mall accounted for approximately 1.9% of total consolidated revenues for the trailing twelve months ended September 30, 2017.

(4)	Relates to true-ups of estimated expenses to actual expenses for properties sold in prior periods.

(5)
In accordance with the Company's quarterly impairment review process, the Company wrote down the book value of the mall to its estimated fair value of $14,050 in the third quarter of 2017. Management determined the fair value of Hickory Point Mall using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of 10 years, with a sale at the end of the holding period, a capitalization rate of 18.00% and a discount rate of 19.00%. The mall has experienced decreased occupancy and cash flows as a result of the downturn of the economy in its market area. The Company is in preliminary discussions with the lender to modify the loan secured by the mall due to the additional deterioration in its operating metrics. The revenues of Hickory Point Mall accounted for approximately 0.5% of total consolidated revenues for the trailing twelve months ended September 30, 2017.

During the nine months ended September 30, 2017, the Company recorded an impairment of $116 related to the sale of one outparcel. Outparcels are classified for segment reporting purposes in the All Other category. See Note 9 for segment information.
Note 4 – Acquisitions and Dispositions
Asset Acquisitions
During the nine months ended September 30, 2017, the Company acquired several Sears and Macy's stores, which include land, buildings and improvements, for future redevelopment at the related malls. These transactions are accounted for as asset acquisitions in accordance with ASU 2017-01.
In January 2017, the Company purchased five Sears department stores and two Sears Auto Centers for $72,765 in cash, which includes $265 of capitalized transaction costs. Sears will continue to operate the department stores under new ten-year leases for which the Company will receive an aggregate initial annual base rent of $5,075. Annual base rent will be reduced by 0.25% for the third through tenth years of the leases. Sears will be responsible for paying CAM charges, taxes, insurance and utilities under the terms of the leases. The Company has the right to terminate each Sears lease at any time (except November 15 through January 15), with six month's advance notice. With six month's advance notice, Sears has the right to terminate one lease after a four-year period and may terminate the four other leases after a two-year period. The leases on the Sears Auto Centers may be terminated by Sears after one year, with six months' advance notice.
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

The intangible assets and liabilities acquired with the acquisition of the Sears and Macy's stores have weighted-average amortization periods as of the respective acquisition dates as follows (in years):

	Sears Stores	Macy's Stores
Above-market leases	2.0	N/A
In-place leases	2.2	2.2
Below-market leases	5.4	2.2
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
2017 Dispositions
Net proceeds realized from the 2017 dispositions were used to reduce the outstanding balances on the Company's credit facilities. The following is a summary of the Company's 2017 dispositions by sale:

				Sales Price
Sales Date	Property	Property Type	Location	Gross	Net	Gain
January	One Oyster Point & Two Oyster Point (1)	Office Building	Newport News, VA	$6,250	$6,142	$—
April	The Outlet Shoppes at Oklahoma City (2)	Mall	Oklahoma City, OK	130,000	55,368	75,434
May	College Square Mall & Foothills Mall (3)	Mall	Morristown, TN / Maryville, TN	53,500	50,566	546
				$189,750	$112,076	$75,980

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

(3)
The Company recognized a gain of $1,994 in the second quarter of 2017 upon the sale of the malls. This gain was partially reduced in the third quarter of 2017 due to construction costs of $1,448 not previously considered.

The Company also realized a gain of $10,924 primarily related to the sale of eight outparcels during the nine months ended September 30, 2017.
The Company recognized a gain on extinguishment of debt for the properties listed below, which represented the amount by which the outstanding debt balance exceeded the net book value of the property as of the transfer date. See Note 6 for additional information.
The following is a summary of the Company's other 2017 dispositions:

Transfer Date	Property	Property Type	Location	Balance of Non-recourse Debt	Gain on Extinguishment of Debt
January	Midland Mall (1)	Mall	Midland. MI	$31,953	$3,760
June	Chesterfield Mall (2)	Mall	Chesterfield, MO	140,000	29,187
August	Wausau Center (3)	Mall	Wausau, WI	17,689	6,851
				$189,642	$39,798

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

(3)
The mortgage lender completed the foreclosure process and received title to the mall in satisfaction of the non-recourse debt secured by the property. A loss on impairment of real estate of $10,738 was recorded in the second quarter of 2016 to write down the book value of the mall to its then estimated fair value. The Company also recorded $575 of aggregate non-cash default interest expense.

Note 5 – Unconsolidated Affiliates and Noncontrolling Interests
Unconsolidated Affiliates
At September 30, 2017, the Company had investments in the following 17 entities, which are accounted for using the equity method of accounting:

Joint Venture	Property Name	Company's Interest
Ambassador Infrastructure, LLC	Ambassador Town Center - Infrastructure Improvements	65.0%
Ambassador Town Center JV, LLC	Ambassador Town Center	65.0%
CBL/T-C, LLC	CoolSprings Galleria, Oak Park Mall and West County Center	50.0%
CBL-TRS Joint Venture, LLC	Friendly Center and The Shops at Friendly Center	50.0%
El Paso Outlet Outparcels, LLC	The Outlet Shoppes at El Paso (vacant land)	50.0%
Fremaux Town Center JV, LLC	Fremaux Town Center - Phases I and II	65.0%
G&I VIII CBL Triangle LLC	Triangle Town Center and Triangle Town Commons	10.0%
Governor’s Square IB	Governor’s Square Plaza	50.0%
Governor’s Square Company	Governor’s Square	47.5%
JG Gulf Coast Town Center LLC	Gulf Coast Town Center - Phase III	50.0%
Kentucky Oaks Mall Company	Kentucky Oaks Mall	50.0%
Mall of South Carolina L.P.	Coastal Grand	50.0%
Mall of South Carolina Outparcel L.P.	Coastal Grand Crossing and vacant land	50.0%
Port Orange I, LLC	The Pavilion at Port Orange - Phase I	50.0%
Shoppes at Eagle Point, LLC	The Shoppes at Eagle Point	50.0%
West Melbourne I, LLC	Hammock Landing - Phases I and II	50.0%
York Town Center, LP	York Town Center	50.0%
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

Activity - Unconsolidated Affiliates
River Ridge Mall JV, LLC
In August 2017, the Company sold its 25% interest in River Ridge Mall JV, LLC to its joint venture partner for $9,000 in cash. In the second quarter of 2017, the Company recorded a $5,843 loss on investment related to the sale of its interest and recorded an additional $354 loss on investment upon the sale closing in August 2017. The Company's property management agreement with River Ridge Mall JV, LLC ended September 30, 2017.
Shoppes at Eagle Point, LLC
The Company formed a 50/50 unconsolidated joint venture, Shoppes at Eagle Point, LLC, to develop, own and operate a community center development located in Cookeville, TN. In September 2017, the land was acquired and construction began, with completion of the first phase expected in October 2018. The partners contributed aggregate initial equity of $1,031. See Note 16 for more information on the construction loan secured by this development, which closed subsequent to September 30, 2017.
Condensed Combined Financial Statements - Unconsolidated Affiliates
Condensed combined financial statement information of the unconsolidated affiliates is as follows:

ASSETS	September 30, 2017	December 31, 2016
Investment in real estate assets	$2,093,950	$2,137,666
Accumulated depreciation	(607,685)	(564,612)
	1,486,265	1,573,054
Developments in progress	29,209	9,210
Net investment in real estate assets	1,515,474	1,582,264
Other assets	204,686	223,347
Total assets	$1,720,160	$1,805,611

LIABILITIES
Mortgage and other indebtedness, net	$1,251,994	$1,266,046
Other liabilities	46,538	46,160
Total liabilities	1,298,532	1,312,206

OWNERS' EQUITY
The Company	216,107	228,313
Other investors	205,521	265,092
Total owners' equity	421,628	493,405
Total liabilities and owners' equity	$1,720,160	$1,805,611

	Total for the Three Months Ended September 30,
	2017	2016
Total revenues	$57,395	$59,104
Depreciation and amortization	(20,151)	(20,227)
Interest income	356	295
Interest expense	(12,907)	(14,281)
Operating expenses	(17,431)	(18,216)
Gain on extinguishment of debt	—	(393)
Income from continuing operations before gain on sales of real estate assets	7,262	6,282
Gain on sales of real estate assets	606	16,854
Net income (1)	$7,868	$23,136

(1)	The Company's pro rata share of net income is $4,706 and $10,478 for the three months ended September 30, 2017 and 2016, respectively.

	Total for the Nine Months Ended September 30,
	2017	2016
Total revenues	$175,250	$186,162
Depreciation and amortization	(60,276)	(63,085)
Interest income	1,186	963
Interest expense	(38,891)	(41,951)
Operating expenses	(52,818)	(56,621)
Gain on extinguishment of debt	—	62,901
Income from continuing operations before gain on sales of real estate assets	24,451	88,369
Gain on sales of real estate assets	529	158,190
Net income (1)	$24,980	$246,559

(1)	The Company's pro rata share of net income is $16,404 and $107,217 for the nine months ended September 30, 2017 and 2016, respectively.
2017 Financing
The Company's unconsolidated affiliate had the following loan activity, in 2017:

Date	Property	Stated Interest Rate	Maturity Date	Amount Extended
August	Ambassador Town Center - Infrastructure Improvements (1)	LIBOR + 2.0%	August 2020	$11,035

(1)
In August 2017, the loan was amended and modified to extend the maturity date. The loan requires annual principal payments of $430, $555 and $690 in 2018, 2019 and 2020, respectively. The Operating Partnership has guaranteed 100% of the loan. See Note 12. The unconsolidated affiliate has an interest rate swap on the notional amount of the loan, amortizing to $9,360 over the term of the swap, to effectively fix the interest rate to 3.74%.

2017 Loan Repayment
The loan, secured by the related unconsolidated property, was retired in 2017:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
July	Gulf Coast Town Center - Phase III (1)	3.13%	July 2017	$4,118

(1)
The Company loaned the unconsolidated affiliate, JG Gulf Coast Town Center, LLC, the amount necessary to retire the loan and received a mortgage note receivable in return. See Note 8 for more information.

All of the debt on the properties owned by the unconsolidated affiliates listed above is non-recourse, except for debt secured by Ambassador Infrastructure, Hammock Landing and The Pavilion at Port Orange. See Note 12 for a description of guarantees the Company has issued related to certain unconsolidated affiliates.
Redeemable Interests of the Operating Partnership
Redeemable common units of $13,076 and $17,996 at September 30, 2017 and December 31, 2016, respectively, include a partnership interest in the Operating Partnership for which the partnership agreement includes redemption provisions that may require the Operating Partnership to redeem the partnership interest for real property.
Noncontrolling Interests of the Operating Partnership
Noncontrolling interests include the aggregate noncontrolling ownership interest in the Operating Partnership's consolidated subsidiaries that is held by third parties and for which the related partnership agreements either do not include redemption provisions or are subject to redemption provisions that do not require classification outside of permanent equity. Total noncontrolling interests were $10,626 and $12,103, as of September 30, 2017 and December 31, 2016, respectively.

Noncontrolling Interests of the Company
The noncontrolling interests of the Company include the third party interests discussed above as well as the aggregate noncontrolling partnership interest in the Operating Partnership that is not owned by the Company and for which each of the noncontrolling limited partners has the right to exchange all or a portion of its partnership interests for shares of the Company’s common stock or, at the Company’s election, their cash equivalent. As of September 30, 2017, the Company's total noncontrolling interests of $98,565 consisted of noncontrolling interests in the Operating Partnership and in other consolidated subsidiaries of $87,939 and $10,626, respectively. The Company's total noncontrolling interests at December 31, 2016 of $112,138 consisted of noncontrolling interests in the Operating Partnership and in other consolidated subsidiaries of $100,035 and $12,103, respectively.
In September 2017, the Operating Partnership elected to pay $63 to one holder of 7,084 common units in the Operating Partnership upon the exercise of the holder's conversion rights.
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
The table below lists the Company's consolidated VIEs as of September 30, 2017:

Consolidated VIEs:	Property Name
Atlanta Outlet Outparcels, LLC	The Outlet Shoppes at Atlanta (vacant land)
Atlanta Outlet JV, LLC	The Outlet Shoppes at Atlanta
CBL Terrace LP	The Terrace
El Paso Outlet Center Holding, LLC	The Outlet Shoppes at El Paso
El Paso Outlet Center II, LLC	The Outlet Shoppes at El Paso - Phase II
Gettysburg Outlet Center Holding, LLC	The Outlet Shoppes at Gettysburg
Gettysburg Outlet Center, LLC	The Outlet Shoppes at Gettysburg (vacant land)
High Point Development LP II	Oak Hollow - Barnes & Noble
Jarnigan Road LP	CBL Center, CBL Center II, The Shoppes at Hamilton Place and Regal Cinema
Laredo Outlet JV, LLC	The Outlet Shoppes at Laredo
Lebcon Associates	Hamilton Place and outparcel, Hamilton Corner, Hamilton Place - Sears Parcel
Lebcon I, Ltd	Hamilton Crossing and Hamilton Crossing - Expansion
Lee Partners	One Park Place

Consolidated VIEs:	Property Name
Louisville Outlet Outparcels, LLC	The Outlet Shoppes of the Bluegrass (vacant land)
Louisville Outlet Shoppes, LLC	The Outlet Shoppes of the Bluegrass
Madison Grandview Forum, LLC	The Forum at Grandview
The Promenade at D'Iberville	The Promenade
Statesboro Crossing, LLC	Statesboro Crossing
The table below lists the Company's unconsolidated VIEs as of September 30, 2017:

Unconsolidated VIEs:	Investment in Real Estate Joint Ventures and Partnerships	Maximum Risk of Loss
Ambassador Infrastructure, LLC (1)	$—	$11,035
Shoppes at Eagle Point, LLC (2)	14,754	14,754
G&I VIII CBL Triangle LLC	1,464	1,464

(1)	The debt is guaranteed by the Operating Partnership at 100%. See Note 12 for more information.

(2)
The Company formed a 50/50 joint venture, Shoppes at Eagle Point, LLC, to develop, own and operate The Shoppes at Eagle Point in Cookeville, TN. See more information above. The Company began construction in September 2017 and closed on a construction loan subsequent to September 30, 2017. See Note 16. The Company determined that the unconsolidated affiliate represents an interest in a VIE based upon the criteria noted above.

Variable Interest Entities - Reconsideration Events
Woodstock GA, Investments, LLC
In the first quarter of 2017, the Company divested its interests in the 75/25 consolidated joint venture and was relieved of its funding obligation related to the loan secured by the vacant land owned by the joint venture. See Note 3 and Note 6 for more information.
Foothills Mall Associates
The Company held a 95% interest in this consolidated joint venture, which represented an interest in a VIE. The property was sold in the second quarter of 2017. See Note 4 for more information.
Village at Orchard Hills, LLC
The joint venture completed the sale of its outparcels, distributed the cash in the second quarter of 2017 and no longer has any assets.

Note 6 – Mortgage and Other Indebtedness, Net
Debt of the Company
CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that it has a direct or indirect ownership interest in, is the borrower on all of the Company's debt. CBL is a limited guarantor of the 5.25%, 4.60%, and 5.95% senior unsecured notes (collectively, the "Notes"), issued by the Operating Partnership, as described below, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. The Company also provides a similar limited guarantee of the Operating Partnership's obligations with respect to its unsecured credit facilities and three unsecured term loans as of September 30, 2017.
Debt of the Operating Partnership
Mortgage and other indebtedness, net consisted of the following:

	September 30, 2017		December 31, 2016
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties	$1,807,519	5.34%	$2,453,628	5.55%
Senior unsecured notes due 2023 (2)	446,868	5.25%	446,552	5.25%
Senior unsecured notes due 2024 (3)	299,944	4.60%	299,939	4.60%
Senior unsecured notes due 2026 (4)	615,669	5.95%	394,260	5.95%
Total fixed-rate debt	3,170,000	5.37%	3,594,379	5.48%
Variable-rate debt:
Non-recourse term loans on operating properties	10,868	3.04%	19,055	3.13%
Recourse term loans on operating properties	89,612	3.87%	24,428	3.29%
Construction loan (5)	—	—%	39,263	3.12%
Unsecured lines of credit	79,970	2.43%	6,024	1.82%
Unsecured term loans	885,000	2.69%	800,000	2.04%
Total variable-rate debt	1,065,450	2.77%	888,770	2.15%
Total fixed-rate and variable-rate debt	4,235,450	4.72%	4,483,149	4.82%
Unamortized deferred financing costs	(19,272)		(17,855)
Total mortgage and other indebtedness, net	$4,216,178		$4,465,294

(1)	Weighted-average interest rate includes the effect of debt premiums and discounts, but excludes amortization of deferred financing costs.

(2)	The balance is net of an unamortized discount of $3,132 and $3,448 as of September 30, 2017 and December 31, 2016, respectively.

(3)	The balance is net of an unamortized discount of $56 and $61 as of September 30, 2017 and December 31, 2016, respectively.

(4)
The balance is net of an unamortized discount of $9,331 and $5,740 as of September 30, 2017 and December 31, 2016, respectively. In September 2017, the Operating Partnership issued and sold an additional $225,000 of the series of 2026 Notes. See further information below.

(5)	The Outlet Shoppes at Laredo opened in April 2017 and the construction loan balance is included in recourse term loans on operating properties as of September 30, 2017.
Senior Unsecured Notes

Description	Issued (1)	Amount	Interest Rate (2)	Maturity Date (3)
2026 Notes	December 2016 / September 2017 (4)	$625,000	5.95%	December 2026
2024 Notes	October 2014	300,000	4.60%	October 2024
2023 Notes	November 2013	450,000	5.25%	December 2023

(1)	Issued by the Operating Partnership. CBL is a limited guarantor of the Operating Partnership's obligations under the Notes as described above.

(2)	Interest is payable semiannually in arrears. Interest was payable for the 2026 Notes, the 2024 Notes and the 2023 Notes

beginning June 15, 2017, April 15, 2015, and June 1, 2014, respectively. The interest rate for the 2024 Notes and the 2023 Notes is subject to an increase ranging from 0.25% to 1.00% from time to time if, on or after January 1, 2016 and prior to January 1, 2020, the ratio of secured debt to total assets of the Company, as defined, is greater than 40% but less than 45%. The required ratio of secured debt to total assets for the 2026 Notes is 40% or less. As of September 30, 2017, this ratio was 24% as shown below.

(3)
The Notes are redeemable at the Operating Partnership's election, in whole or in part from time to time, on not less than 30 days and not more than 60 days' notice to the holders of the Notes to be redeemed. The 2026 Notes, the 2024 Notes and the 2023 Notes may be redeemed prior to September 15, 2026, July 15, 2024, and September 1, 2023, respectively, for cash at a redemption price equal to the aggregate principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date and a make-whole premium calculated in accordance with the indenture. On or after the respective dates noted above, the Notes are redeemable for cash at a redemption price equal to the aggregate principal amount of the Notes to be redeemed plus accrued and unpaid interest. If redeemed prior to the respective dates noted above, each issuance of Notes is redeemable at the treasury rate plus 0.50%, 0.35% and 0.40% for the 2026 Notes, the 2024 Notes and the 2023 Notes, respectively.

(4)
On September 1, 2017, the Operating Partnership issued and sold an additional $225,000 of the 2026 Notes. The first interest payment with respect to the additional issuance will occur on December 15, 2017. After deducting underwriting discounts and other offering expenses, the net proceeds from the sale were approximately $218,913. The Operating Partnership used the net proceeds to reduce amounts outstanding under its unsecured credit facilities and for general business purposes.

Unsecured Lines of Credit
The Company has three unsecured credit facilities that are used for retirement of secured loans, repayment of term loans, working capital, construction and acquisition purposes, as well as issuances of letters of credit.
Each facility bears interest at LIBOR plus a spread of 0.875% to 1.55% based on the credit ratings for the Operating Partnership's senior unsecured long-term indebtedness. As of September 30, 2017, the Operating Partnership's interest rate based on the credit ratings of its unsecured long-term indebtedness of Baa3 from Moody's Investors Service ("Moody's") and BBB- from Standard & Poor's ("S&P") and Fitch Ratings ("Fitch") is LIBOR plus 120 basis points. Additionally, the Company pays an annual facility fee that ranges from 0.125% to 0.300% of the total capacity of each facility based on the credit ratings described above. As of September 30, 2017, the annual facility fee was 0.25%. The three unsecured lines of credit had a weighted-average interest rate of 2.43% at September 30, 2017.
The following summarizes certain information about the Company's unsecured lines of credit as of September 30, 2017:

	Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date
Wells Fargo - Facility A	$500,000	$—	(1)	October 2019	October 2020	(2)
First Tennessee	100,000	36,034	(3)	October 2019	October 2020	(4)
Wells Fargo - Facility B	500,000	43,936	(5)	October 2020
	$1,100,000	$79,970	(6)

(1)	There was $150 outstanding on this facility as of September 30, 2017 for letters of credit. Up to $30,000 of the capacity on this facility can be used for letters of credit.

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

(5)	Up to $30,000 of the capacity on this facility can be used for letters of credit.

(6)	See debt covenant section below for limitation on excess capacity.
Unsecured Term Loans
The Company has a $350,000 unsecured term loan, which bears interest at a variable rate of LIBOR plus 1.35% based on the credit ratings for the Operating Partnership's senior unsecured long-term indebtedness. In July 2017, the Company exercised its option to extend the maturity date to October 2018. The loan has a one-year extension option, subject to continued compliance with the terms of the loan agreement, for an outside maturity date of October 2019. At September 30, 2017, the outstanding borrowings of $350,000 had an interest rate of 2.59%.

In July 2017, the Company closed on the modification and extension of its $400,000 unsecured term loan, with an increase in the principal balance to $490,000. The variable interest spread remains at LIBOR plus 1.50% based on the credit ratings for the Operating Partnership's senior unsecured long-term indebtedness. In July 2018, the principal balance will be reduced to $300,000. The loan will mature in July 2020 and has two one-year extension options, the second of which is at the lenders' discretion, for a July 2022 extended maturity date. At September 30, 2017, the outstanding borrowings of $490,000 had an interest rate of 2.74%.
In July 2017, the Company modified its $50,000 unsecured term loan to reduce the principal balance to $45,000 and change the interest rate to a variable rate of LIBOR plus 1.65%. The loan matures in June 2021 and has a one-year extension option at the Company's election, subject to continued compliance with the terms of the loan agreement, for an outside maturity date of June 2022. At September 30, 2017, the outstanding borrowings of $45,000 had a weighted-average interest rate of 2.89%.
Covenants and Restrictions
The agreements for the unsecured lines of credit, the Notes and unsecured term loans contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum unencumbered asset and interest ratios, maximum secured indebtedness ratios, maximum total indebtedness ratios and limitations on cash flow distributions.  The Company believes that it was in compliance with all financial covenants and restrictions at September 30, 2017.
Unsecured Lines of Credit and Unsecured Term Loans
The following presents the Company's compliance with key covenant ratios, as defined, of the credit facilities and term loans as of September 30, 2017:

Ratio	Required	Actual
Debt to total asset value	< 60%	49%
Unsecured indebtedness to unencumbered asset value (1)	< 60%	46%		(2)
Unencumbered NOI to unsecured interest expense	> 1.75x	3.3	x
EBITDA to fixed charges (debt service)	> 1.5x	2.5	x

(1)
The debt covenant was modified in the third quarter of 2017 to reduce the ratio from 62.5% to 60.0%. The definition of unencumbered asset value was also modified with respect to the assets that are included in the unencumbered asset pool.

(2)
The debt covenant limits the total amount of unsecured indebtedness the Company may have outstanding, which varies over time based on the ratio. Based on the Company’s outstanding unsecured indebtedness as of September 30, 2017, the total amount available to the Company to borrow on its lines of credit was $329,190 less than the total capacity of the lines of credit resulting in total availability of $690,840 as of September 30, 2017.

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
Senior Unsecured Notes
The following presents the Company's compliance with key covenant ratios, as defined, of the Notes as of September 30, 2017:

Ratio	Required	Actual
Total debt to total assets	< 60%	52%
Secured debt to total assets	< 45% (1)	24%
Total unencumbered assets to unsecured debt	> 150%	209%
Consolidated income available for debt service to annual debt service charge	> 1.5x	3.1x

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
Other
Several of the Company’s properties are owned by special purpose entities, created as a requirement under certain loan agreements that are included in the Company’s condensed consolidated financial statements. The sole business purpose of the special purpose entities is to own and operate these properties. The real estate and other assets owned by these special purpose entities are restricted under the loan agreements in that they are not available to settle other debts of the Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.
Mortgages on Operating Properties
Loan Repayments
The Company repaid the following loans, secured by the related consolidated Properties, in 2017:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
January	The Plaza at Fayette	5.67%	April 2017	$37,146
January	The Shoppes at St. Clair Square	5.67%	April 2017	18,827
February	Hamilton Corner	5.67%	April 2017	14,227
March	Layton Hills Mall	5.66%	April 2017	89,526
April	The Outlet Shoppes at Oklahoma City (2)	5.73%	January 2022	53,386
April	The Outlet Shoppes at Oklahoma City - Phase II (2)	3.53%	April 2019	5,545
April	The Outlet Shoppes at Oklahoma City - Phase III (2)	3.53%	April 2019	2,704
September	Hanes Mall (3)	6.99%	October 2018	144,325
September	The Outlet Shoppes at El Paso	7.06%	December 2017	61,561
				$427,247

(1)	The Company retired the loans with borrowings from its credit facilities unless otherwise noted.

(2)
The loan was retired in conjunction with the sale of the property which secured the loan. See Note 4 for more information. The Company recorded an $8,500 loss on extinguishment of debt due to a prepayment fee on the early retirement.

(3)	The Company recorded a $371 loss on extinguishment of debt due to a prepayment fee on the early retirement.
The following is a summary of the Company's 2017 dispositions for which the title to the consolidated mall securing the related fixed-rate debt was transferred to the lender in satisfaction of the non-recourse debt:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Balance of Non-recourse Debt	Gain on Extinguishment of Debt
January	Midland Mall	6.10%	August 2016	$31,953	$3,760
June	Chesterfield Mall	5.74%	September 2016	140,000	29,187
August	Wausau Center	5.85%	April 2021	17,689	6,851
				$189,642	$39,798

Other
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

Scheduled Principal Payments
As of September 30, 2017, the scheduled principal amortization and balloon payments on all of the Company’s consolidated mortgage and other indebtedness, excluding extensions available at the Company’s option, are as follows:

2017	$134,159
2018	667,320
2019	329,846
2020	551,004
2021	498,168
Thereafter (1)	2,067,125
4,247,622
Unamortized premiums and discounts, net	(12,172)
Unamortized deferred financing costs	(19,272)
Total mortgage and other indebtedness, net	$4,216,178
Of the $134,159 of scheduled principal maturities in 2017, $123,301 relates to the maturing principal balance of one operating property loan and $10,858 represents scheduled principal amortization. The $123,301 loan secured by Acadiana Mall matured in April 2017. The Company is in discussions with the lender to modify the loan and extend its maturity date.
The Company’s mortgage and other indebtedness had a weighted-average maturity of 4.7 years as of September 30, 2017 and 4.4 years as of December 31, 2016.
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
The Company did not have any changes in AOCI/L for the three months or nine months ended September 30, 2017. There were also no changes in AOCI/L for the three months ended September 30, 2016.
The changes in the components of AOCI for the nine months ended September 30, 2016 were as follows:

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
The Operating Partnership did not have any changes in AOCI/L for the three months or nine months ended September 30, 2017. There were also no changes in AOCI/L for the three months ended September 30, 2016.
The changes in the components of AOCI/L for the nine months ended September 30, 2016 were as follows:

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
Note 8 – Mortgage and Other Notes Receivable
Each of the Company’s mortgage notes receivable is collateralized by either a first mortgage, a second mortgage, or by an assignment of 100% of the partnership interests that own the real estate assets.  Other notes receivable include amounts due from tenants or government-sponsored districts and unsecured notes received from third parties as whole or partial consideration for property or investments.  The Company believes that its mortgage and other notes receivable balance is collectable as of September 30, 2017.

Mortgage and other notes receivable consist of the following:

		As of September 30, 2017		As of December 31, 2016
	Maturity Date	Interest Rate	Balance	Interest Rate	Balance
Mortgages:
Columbia Place Outparcel	Feb 2022	5.00%	$307	5.00%	$321
Gulf Coast Town Center - Phase III (1)	Jan 2018	5.00%	4,118	—%	—
The Landing at Arbor Place Outparcel (2)	N/A	—%	—	—%	—
One Park Place	May 2022	5.00%	1,044	5.00%	1,194
Village Square	Mar 2018	4.00%	1,608	3.75%	1,644
Other (3)	Dec 2016 - Jan 2047	6.25% - 9.50%	2,512	3.27% - 9.50%	2,521
			9,589		5,680
Other Notes Receivable:
ERMC	Sep 2021	4.00%	3,018	4.00%	3,500
Horizon Group (4)	N/A	—%	—	7.00%	300
RED Development Inc.	Oct 2023	5.00%	5,979	5.00%	6,588
Southwest Theaters	Apr 2026	5.00%	693	5.00%	735
			9,690		11,123

			$19,279		$16,803

(1)
In July 2017, the Company received a mortgage note receivable in return for loaning $4,118 to an unconsolidated affiliate to retire the loan secured by phase three of Gulf Coast Town Center, which was scheduled to mature in July 2017. See Note 5. Payments due are interest-only through the maturity date.

(2)
In the second quarter of 2017, the Company received a $1,802 mortgage note receivable as partial consideration for the sale of an outparcel at an associated center. The note was paid off in August 2017.

(3)	The $1,100 note for The Promenade at D'Ilberville with a maturity date of December 2016 is in default.

(4)	In January 2017, the maturity date was extended to July 2017. The loan was paid off in May 2017.

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

Three Months Ended September 30, 2017	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$205,020	$9,720	$4,023	$5,887	$224,650
Property operating expenses (2)	(59,602)	(2,643)	(843)	(1,034)	(64,122)
Interest expense	(28,922)	(43)	(89)	(24,859)	(53,913)
Other expense	—	—	—	(132)	(132)
Gain (loss) on sales of real estate assets	(1,994)	—	—	3,377	1,383
Segment profit (loss)	$114,502	$7,034	$3,091	$(16,761)	107,866
Depreciation and amortization expense					(71,732)
General and administrative expense					(13,568)
Interest and other income (loss)					(200)
Gain on extinguishment of debt					6,452
Loss on impairment					(24,935)
Loss on investment					(354)
Income tax benefit					1,064
Equity in earnings of unconsolidated affiliates					4,706
Net income					$9,299
Capital expenditures (3)	$47,246	$594	$331	$110	$48,281

Three Months Ended September 30, 2016	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$228,918	$9,997	$4,776	$8,030	$251,721
Property operating expenses (2)	(68,189)	(2,311)	(1,149)	805	(70,844)
Interest expense	(35,915)	(1,424)	(858)	(16,095)	(54,292)
Other expense	—	—	—	(5,576)	(5,576)
Gain on sales of real estate assets	273	—	—	4,653	4,926
Segment profit (loss)	$125,087	$6,262	$2,769	$(8,183)	125,935
Depreciation and amortization expense					(71,794)
General and administrative expense					(13,222)
Interest and other income					451
Gain on extinguishment of debt					(6)
Loss on impairment					(53,558)
Income tax benefit					2,386
Equity in earnings of unconsolidated affiliates					10,478
Net income					$670
Capital expenditures (3)	$64,085	$61	$1,452	$32,420	$98,018

Nine Months Ended September 30, 2017	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$632,830	$28,704	$12,459	$17,903	$691,896
Property operating expenses (2)	(182,926)	(6,723)	(2,394)	(2,872)	(194,915)
Interest expense	(93,481)	(1,269)	(247)	(70,182)	(165,179)
Other expense	—	—	—	(5,151)	(5,151)
Gain on sales of real estate assets	75,434	—	—	11,470	86,904
Segment profit (loss)	$431,857	$20,712	$9,818	$(48,832)	413,555
Depreciation and amortization expense					(225,461)
General and administrative expense					(45,402)
Interest and other income					1,235
Gain on extinguishment of debt					30,927
Loss on impairment					(71,401)
Loss on investment					(6,197)
Income tax benefit					4,784
Equity in earnings of unconsolidated affiliates					16,404
Net income					$118,444
Capital expenditures (3)	$126,290	$1,678	$1,036	$2,874	$131,878

Nine Months Ended September 30, 2016	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$700,407	$30,096	$14,747	$24,514	$769,764
Property operating expenses (2)	(208,975)	(7,010)	(3,552)	6,805	(212,732)
Interest expense	(105,797)	(4,557)	(321)	(52,035)	(162,710)
Other expense	—	—	—	(20,313)	(20,313)
Gain on sales of real estate assets	489	478	3,239	10,297	14,503
Segment profit (loss)	$386,124	$19,007	$14,113	$(30,732)	388,512
Depreciation and amortization expense					(220,505)
General and administrative expense					(46,865)
Interest and other income					1,062
Loss on impairment					(116,736)
Income tax benefit					2,974
Equity in earnings of unconsolidated affiliates					107,217
Net income					$115,659
Capital expenditures (3)	$125,406	$3,158	$2,420	$49,554	$180,538

Total Assets	Malls	Associated Centers	Community Centers	All Other (1)	Total
September 30, 2017	$5,086,855	$243,840	$235,680	$177,381	$5,743,756

December 31, 2016	$5,383,937	$259,966	$215,917	$244,820	$6,104,640

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
The Company has not sold any shares under the ATM program since 2013. Since the commencement of the ATM program, CBL has issued 8,419,298 shares of common stock, at a weighted-average sales price of $25.12 per share, and approximately $88,507 remains available that may be sold under this program as of September 30, 2017. Actual future sales under this program, if any, will depend on a variety of factors including but not limited to market conditions, the trading price of CBL's common stock and the Company's capital needs. The Company has no obligation to sell the remaining shares available under the ATM program.
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
There were no potential dilutive common shares and there were no anti-dilutive shares for the three and nine month periods ended September 30, 2017 and 2016.
Earnings per Unit of the Operating Partnership
Basic earnings per unit (“EPU”) is computed by dividing net income attributable to common unitholders by the weighted-average number of common units outstanding for the period. Diluted EPU assumes the issuance of common units for all potential dilutive common units outstanding.
There were no potential dilutive common units and there were no anti-dilutive units for the three and nine month periods ended September 30, 2017 and 2016.
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
The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017						Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership	Maximum Guaranteed Amount	Debt Maturity Date (1)		9/30/2017	12/31/2016
West Melbourne I, LLC - Phase I (2)	50%	$42,397	20%	$8,479	Feb-2018	(3)	$86	$86
West Melbourne I, LLC - Phase II (2)	50%	16,377	20%	3,275	Feb-2018	(3)	33	33
Port Orange I, LLC	50%	57,298	20%	11,460	Feb-2018	(3)	116	116
Ambassador Infrastructure, LLC	65%	11,035	100%	11,035	Aug-2020	(4)	177	177
			Total guaranty liability				$412	$412

(1)	Excludes any extension options.

(2)	The loan is secured by Hammock Landing - Phase I and Hammock Landing - Phase II, respectively.

(3)	The loan has a one-year extension option, which is at the unconsolidated affiliate's election, for an outside maturity date of February 2019.

(4)	The loan was modified and extended in August 2017. See Note 5 for further information.
The Company has guaranteed the lease performance of York Town Center, LP ("YTC"), an unconsolidated affiliate in which the Company owns a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $14,000 as of September 30, 2017.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not include an obligation for this guaranty because it determined that the fair value of the guaranty was not material as of September 30, 2017 and December 31, 2016.
Performance Bonds
The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $21,372 and $21,446 at September 30, 2017 and December 31, 2016, respectively.

Note 13 – Share-Based Compensation
As of September 30, 2017, there was one share-based compensation plan under which the Company has outstanding awards, the CBL & Associates Properties, Inc. 2012 Stock Incentive Plan ("the 2012 Plan"), which was approved by the Company's shareholders in May 2012. The 2012 Plan permits the Company to issue stock options and common stock to selected officers, employees and non-employee directors of the Company up to a total of 10,400,000 shares. As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expense associated with the Company's share-based compensation plans.
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
Share-based compensation expense related to the restricted stock awards was $812 and $886 for the three months ended September 30, 2017 and 2016, respectively, and $3,175 and $2,834 for the nine months ended September 30, 2017 and 2016, respectively. Share-based compensation cost capitalized as part of real estate assets was $94 and $83 for the three months ended September 30, 2017 and 2016, respectively, and $308 and $274 for the nine months ended September 30, 2017 and 2016, respectively.
A summary of the status of the Company’s nonvested restricted stock awards as of September 30, 2017, and changes during the nine months ended September 30, 2017, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2017	602,162	$15.41
Granted	326,424	$10.75
Vested	(247,729)	$14.78
Forfeited	(6,870)	$13.04
Nonvested at September 30, 2017	673,987	$13.41
As of September 30, 2017, there was $6,788 of total unrecognized compensation cost related to nonvested stock awards granted under the plans, which is expected to be recognized over a weighted-average period of 2.7 years.
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
Compensation cost is recognized on a tranche-by-tranche basis using the accelerated attribution method. The resulting expense is recorded regardless of whether any PSU awards are earned as long as the required service period is met. Share-based compensation expense related to the PSUs was $386 and $258 for the three months ended September 30, 2017 and 2016, respectively. Share-based compensation expense related to the PSUs was $1,115 and $774 for the nine months ended September 30, 2017 and 2016 respectively. Unrecognized compensation costs related to the PSUs was $2,548 as of September 30, 2017.
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

Note 14 – Noncash Investing and Financing Activities
The Company’s noncash investing and financing activities were as follows:

	Nine Months Ended September 30,
	2017	2016
Accrued dividends and distributions payable	$54,375	$54,313
Additions to real estate assets accrued but not yet paid	12,204	16,495
Capital contribution of note receivable to joint venture	—	5,280
Capital contribution from noncontrolling interest to joint venture	—	155
Write-off of notes receivable	—	1,846
Mortgage debt assumed by buyer of real estate assets	—	38,237
Deconsolidation upon assignment of interests in joint venture: (1)
Decrease in real estate assets	(9,131)	—
Decrease in mortgage and other indebtedness	2,466	—

	Nine Months Ended September 30,
	2017	2016
Decrease in operating assets and liabilities	1,286	—
Decrease in noncontrolling interest and joint venture interest	2,232	—
Transfer of real estate assets in settlement of mortgage debt obligation: (2)
Decrease in real estate assets	(149,722)	—
Decrease in mortgage and other indebtedness	189,642	—
Decrease in operating assets and liabilities	(122)	—
Deconsolidation upon formation of joint venture:
Decrease in real estate assets	—	(14,025)
Increase in investment in unconsolidated affiliate	—	14,030
Decrease in accounts payable and accrued liabilities	—	(5)

(1)	See Note 3 and Note 6 for further details.

(2)	See Note 4 and Note 6 for more information.
Note 15 – Income Taxes
The Company is qualified as a REIT under the provisions of the Internal Revenue Code. To maintain qualification as a REIT, the Company is required to distribute at least 90% of its taxable income to shareholders and meet certain other requirements.
As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates and it may not be able to qualify as a REIT for four subsequent years. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State tax expense was $1,053 and $700 during the three months ended September 30, 2017 and 2016, respectively, and $2,882 and $2,724 during the nine months ended September 30, 2017 and 2016, respectively.
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
The Company recorded an income tax benefit as follows for the three and nine month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Current tax benefit	$225	$927	$7,695	$1,194
Deferred tax benefit (provision)	839	1,459	(2,911)	1,780
Income tax benefit	$1,064	$2,386	$4,784	$2,974
The Company had a net deferred tax asset of $9,954 and $5,841 at September 30, 2017 and December 31, 2016, respectively. The net deferred tax asset is included in intangible lease assets and other assets. These balances primarily consisted of operating expense accruals and differences between book and tax depreciation.
The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its condensed consolidated statements of operations.  In addition, any interest incurred on tax assessments is reported as interest expense.  The Company reported nominal interest and penalty amounts for the three and nine month periods ended September 30, 2017 and 2016, respectively.

Note 16 – Subsequent Events
In October 2017, the unconsolidated 50/50 joint venture, Shoppes at Eagle Point, LLC, closed on a construction loan for the development of The Shoppes at Eagle Point, a community center located in Cookeville, TN. The Operating Partnership has guaranteed 100% of the loan. The maximum amount of the construction loan is $36,400, and bears interest at a variable rate of LIBOR plus 275 basis points. The loan has an initial maturity date of October 2020 and has one two-year extension option available at the joint venture's election.
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
Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained.  It is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties.  In addition to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, such known risks and uncertainties include, without limitation:

•	general industry, economic and business conditions;

•	interest rate fluctuations;

•	costs and availability of capital and capital requirements;

•	costs and availability of real estate;

•	inability to consummate acquisition opportunities and other risks associated with acquisitions;

•	competition from other companies and retail formats;

•	changes in retail demand and rental rates in our markets;

•	shifts in customer demands;

•	tenant bankruptcies or store closings;

•	changes in vacancy rates at our properties;

•	changes in operating expenses;

•	changes in applicable laws, rules and regulations;

•	sales of real property;

•	cyber-attacks or acts of cyber-terrorism;

•	changes in the credit ratings of the Operating Partnership's senior unsecured long-term indebtedness;

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
As of September 30, 2017, we owned interests in the following properties:

	Malls (1)	Associated Centers	Community Centers	Office Buildings	Total
Consolidated properties	60	20	4	5 (2)	89
Unconsolidated properties (3)	8	3	5	—	16
Total	68	23	9	5	105

(1)	Category consists of regional malls, open-air centers and outlet centers (including one mixed-use center).

(2)	Includes our two corporate office buildings.

(3)	We account for these investments using the equity method because one or more of the other partners have substantive participating rights.
At September 30, 2017, we had interests in the following properties under development:

	Consolidated Properties	Unconsolidated Properties
	Malls	Community Centers
Development	—	1
Expansions	1	—
Redevelopments	1	—
Net income for the three and nine months ended September 30, 2017 was $9.3 million and $118.4 million compared to $0.7 million and $115.7 million in the prior-year period. We recorded a net loss attributable to common shareholders of $2.3 million for the three months ended September 30, 2017as compared to a net loss of $10.2 million in the prior-year period. For the nine months ended September 30, 2017, net income attributable to common shareholders was $50.8 million compared to $70.4 million for the nine months ended September 30, 2016.
In order to maximize available cash flow for investing in our properties and debt reduction, our Board of Directors made the decision to reduce our common stock dividend in the fourth quarter of 2017 to an annualized rate of $0.80 per share from $1.06 per share. Based on our updated projections of taxable income, which have been impacted by dilution of properties sold in prior periods as well as the impact from the high level of tenant bankruptcies which occurred during the year, the common dividend is being re-set to a rate that will preserve an estimated $50 million of additional cash on an annual basis. We expect to use this enhanced liquidity to help in funding value-adding redevelopment activity and debt reduction.
Retailer bankruptcies and a difficult retail environment continue to impact our quarterly and year-to-date results. Flat consumer spending and the dilution from asset sales lowered revenues for the period but efficiencies in property operating costs partially offset these adverse variances. We are shifting our tenant mix in response to evolving market conditions, but this strategy takes time to execute and in the interim, the challenging environment for retailers is putting pressure on our operations. Year-to-date, only approximately 25% of new leasing has been executed with pure-apparel retailers as we execute our strategy to reinvent our malls into suburban town centers which bring more diverse products and services such as fitness, healthcare, beauty and culinary offerings to the market. Same-center NOI (see below) decreased 2.6% for the quarter and 1.6% for the nine months ended September 30, 2017, primarily due to revenue declines driven by lower occupancy, rent concessions, lower renewal leasing spreads and flat tenant sales, which were partially offset by lower property operating and maintenance and repairs expense.
Earnings (loss) per share attributable to common shareholders were $(0.01) and $0.30 per share for the three and nine months ended September 30, 2017, respectively, as compared to $(0.06) and $0.41 per share for the same periods in 2016. FFO per diluted share (see below) decreased to $0.52 and $1.63 for the three and nine months ended

September 30, 2017, respectively, as compared to $0.56 and $1.97 for the three and nine months ended September 30, 2016. FFO was negatively impacted by approximately $0.10 per share of dilution from asset sales completed in the prior year and current year-to-date periods and the revenue declines noted above, although an increase in average annual base rents and operating cost efficiencies helped partially offset some of these unfavorable variances.
Third quarter results reflect the challenges we face as a result of the difficult retail climate. Retailer bankruptcies and store closings have been unusually high and it is having a short-term impact on our operating metrics as noted above. Occupancy for our total portfolio declined 40 basis points to 93.1% as of September 30, 2017 as compared to 93.5% in the prior-year period while occupancy for our same-center malls was down 120 basis points as compared to the same period in the prior year. However, compared to the prior quarter ended June 30, 2017, occupancy for same center malls increased 120 basis points in the current quarter as we progress in replacing underperforming tenants and negotiate lease terms with others to minimize store closings. For leases signed in the third quarter of 2017, leasing spreads for comparable space under 10,000 square feet declined approximately 13.7% on average for our stabilized malls, which included an increase of 0.3% in new lease spreads and a decrease of 16.1% in renewal lease spreads. Year-to-date, we experienced an overall decline of 4.0% in leasing spreads for our total portfolio. Average annual base rents per square foot for our same-center stabilized malls increased slightly to $32.69 as compared to $32.46 in the prior-year period. For the trailing twelve months ended September 30, 2017, stabilized mall same-center sales decreased 1.8% to $373 per square foot as compared to $380 per square foot in the prior-year period. Comparing September 30, 2017 to the prior quarter ended June 30, 2017, sales were flat at $373 per square foot in both periods.
We recognized a $6.9 million gain on extinguishment of debt in August 2017 upon the foreclosure of Wausau Center in settlement of the non-recourse debt that it secured. We also retired three operating property loans with an aggregate principal balance of $210.0 million, extended and modified two unsecured term loans and exercised an option to extend our $350.0 million term loan to October 2018. We also issued and sold an additional $225.0 million principal amount of the series of 2026 Notes. The growth in our unencumbered pool and strong credit metrics well-position us with the financial flexibility to execute our business plan. We began construction on a new joint venture community center development, The Shoppes at Eagle Point, in September 2017 and are progressing in our plans for anchor redevelopments related to the Sears and Macy's stores that were acquired earlier in the year.
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
RESULTS OF OPERATIONS
Properties that were in operation for the entire year during 2016 and the nine months ended September 30, 2017 are referred to as the “Comparable Properties.”  Since January 1, 2016, we have opened one community center development and one outlet center development as follows:

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
Of these properties, The Outlet Shoppes at Laredo is included in our operations on a consolidated basis and is referred to as the "New Property." The transactions related to the New Property impact the comparison of results of operations for the three and nine months ended September 30, 2017 to the results of operations for the three and nine months ended September 30, 2016. See Note 4 to the condensed consolidated financial statements for information on 2017 acquisitions and dispositions.

Comparison of the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016
Revenues
Total revenues decreased $27.1 million for the three months ended September 30, 2017 compared to the prior-year period.  Rental revenues and tenant reimbursements declined by $20.3 million due to decreases of $15.3 million related to dispositions and $7.0 million attributable to the Comparable Properties, which was partially offset by an increase of $2.0 million attributable to the New Property. The $7.0 million decrease in revenues at the Comparable Properties was primarily due to a decrease of $6.1 million at our core properties and a $0.9 million decrease related to non-core properties and those in redevelopment. The decline in revenues at our core properties continues due to the challenging retail environment, including a decrease in base rents due to lower occupancy as a result of retailer bankruptcies, as well as lower tenant reimbursements in addition to straight-line rent write-offs due to lower rent from renewed leases.
Our cost recovery ratio for the quarter ended September 30, 2017 was 98.3% compared with 98.1% for the prior-year period.
The decrease of $1.5 million in management, development and leasing fees was primarily attributable to decreases in management fees as a result of terminated contracts for two malls owned by third parties that were sold to new owners, which the Company had been managing, and two leasing agreements, which ended subsequent to June 30, 2016. Additionally, we received $0.5 million in development fees primarily related to a redevelopment project at CoolSprings Galleria in the prior-year period and $0.3 million in the prior-year period from financing fees related to the loan secured by Hamilton Place.
Other revenues decreased $5.3 million primarily due to the divestiture, in the fourth quarter of 2016, of our joint venture interest in the consolidated subsidiary that provided security and maintenance services to third parties.
Operating Expenses
Total operating expenses decreased $40.5 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to incurring $28.6 million less in losses on impairment of real estate during the three months ended September 30, 2017 and a decrease of $5.6 million related to the divestiture, in the fourth quarter of 2016, of our joint venture interest in the consolidated subsidiary that provided security and maintenance services to third parties, as well as a decrease of $6.7 million in property operating expenses, including real estate taxes and maintenance and repairs. The $6.7 million decrease was attributable to decreases of $7.2 million from dispositions, and $0.7 million related to the Comparable Properties, which was partially offset by an increase of $1.2 million related to the New Property.
The decrease in depreciation and amortization expense of $0.1 million primarily resulted from a decrease of $5.9 million related to dispositions, which was partially offset by increases of $4.8 million attributable to the Comparable Properties and $1.1 million related to the New Property. The $4.8 million increase related to the Comparable Properties includes an increase of $2.5 million in depreciation expense related to capital expenditures for renovations, redevelopments and deferred maintenance as well as $1.0 million of tenant improvement and in-place lease write-offs. The remaining increase is primarily due to amortization of tenant relationship assets related to several anchor redevelopment projects.
General and administrative expenses increased $0.3 million primarily due to an increase in payroll and related expenses, which was partially offset by a decrease in consulting and legal fees.
In the third quarter of 2017, we recognized impairment of real estate of $24.9 million which was primarily to write down the book value of a mall. See Note 3 to the condensed consolidated financial statements for additional information. In the third quarter of 2016, we recognized an impairment of real estate of $53.6 million to write down the book value of three malls, one community center and three office buildings.
Other expenses decreased $5.4 million primarily due to the divestiture of our interest, in the fourth quarter of 2016, in our consolidated subsidiary that provided security and maintenance services to third parties.
Other Income and Expenses
Interest and other income decreased $0.7 million for the three months ended September 30, 2017 compared to the prior-year period. The decrease was primarily due to adjustments related to insurance proceeds and litigation settlements.
Interest expense decreased $0.4 million for the three months ended September 30, 2017 compared to the prior-year period. The $0.4 million decrease consists of a decrease of $4.8 million related to dispositions, which was partially offset by increases of $3.6 million attributable to the Comparable Properties and $0.8 million related to the

New Property. The $3.6 million increase in interest expense of the Comparable Properties was primarily due to increases of $7.2 million from the 2026 Notes, of which $400.0 million were issued in the fourth quarter of 2016 and $225.0 million were issued in the third quarter of 2017, $1.9 million in default interest related to Acadiana Mall and $1.8 million related to the $490.0 million unsecured term loan that was increased and modified in July 2017. These increases were partially offset by a $6.2 million decrease in interest expense related to property-level debt that was retired and a decrease of $1.1 million related to lower balances on our unsecured lines of credit.
During the three months ended September 30, 2017, we recorded a $6.5 million gain on extinguishment of debt which primarily consisted of a $6.9 million gain, related to the conveyance of a mall to the lender in satisfaction of the non-recourse debt secured by the property, which was partially offset by a $0.4 million loss related to prepayment fees for the early retirement of debt. See Note 4 and Note 6 to the condensed consolidated financial statements for more information.
During the three months ended September 30, 2017, we recognized a $0.4 million loss on investment related to the disposition of our 25% interest in an unconsolidated joint venture, which closed in the third quarter of 2017. See Note 5 to the condensed consolidated financial statements for additional information.
Equity in earnings of unconsolidated affiliates decreased by $5.8 million during the third quarter of 2017 compared to the prior-year period. The decrease is due to a $29.4 million gain related to the sale of an unconsolidated affiliate in the second quarter of 2016 as well as a gain of $29.2 million recognized in the second quarter of 2016 related to the foreclosure of Gulf Coast Town Center (owned in a 50/50 joint venture).
The income tax benefit of $1.1 million for the three months ended September 30, 2017 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current tax benefit of $0.2 million and a deferred tax benefit of over $0.8 million.  During the three months ended September 30, 2016, we recorded an income tax benefit of $2.4 million, consisting of a current and deferred tax benefit of $0.9 million and $1.5 million, respectively.
In the third quarter of 2017, we recognized a $1.4 million gain on sales of real estate assets, primarily related to the sale of two outparcels. We recognized a $4.9 million gain on sales of real estate assets in the third quarter of 2016, which primarily related to the sale of six outparcels.
Comparison of the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016
Revenues
Total revenues decreased $77.9 million for the nine months ended September 30, 2017 compared to the prior-year period.  Rental revenues and tenant reimbursements declined by $60.5 million due to decreases of $44.0 million related to dispositions and $20.9 million attributable to the Comparable Properties, which were partially offset by an increase of $4.4 million attributable to the New Property. The $20.9 million decrease in revenues at the Comparable Properties was primarily due to a decrease of $18.3 million at our core properties and a $2.6 million decrease related to non-core properties and those in redevelopment. Revenues were down throughout the portfolio due to lower sales and retailer bankruptcies, which drove decreases in rental revenues and tenant reimbursements.
Our cost recovery ratio for the nine months ended September 30, 2017 was 98.8% compared with 100.1% for the prior-year period.
The decrease of $2.1 million in in management, development and leasing fees was primarily attributable to decreases in management fees as a result of terminated contracts for three malls owned by third parties that were sold to new owners, which the Company had been managing, and two leasing agreements, which ended subsequent to the prior-year period. Additionally, we received $1.0 million in the prior-year period from financing fees related to the loans secured by two malls and two community centers. These decreases were partially offset by an increase in corporate sponsorship income.
Other revenues decreased $15.3 million primarily due to the divestiture, in the fourth quarter of 2016, of our joint venture interest in the consolidated subsidiary that provided security and maintenance services to third parties.
Operating Expenses
Total operating expenses decreased $74.8 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to incurring $45.3 million less in losses on impairment of real estate during the nine months ended September 30, 2017 and $5.1 million in abandoned projects expenses, which were partially offset by a decrease of $20.3 million related to the divestiture, in the fourth quarter of 2016, of our joint venture interest in the consolidated subsidiary that provided security and maintenance services to third parties. Property operating expenses, including real estate taxes and maintenance and repairs, decreased $17.8 million primarily due to a $20.8 million decrease attributable to dispositions, which was partially offset by increases of $2.3 million attributable to the New Property and $0.7 million related to the Comparable Properties. The $0.7 million increase at the Comparable Properties was primarily driven by an increase in real estate taxes.
The increase in depreciation and amortization expense of $5.0 million primarily resulted from increases of $19.2 million attributable to our core properties and $2.1 million from the New Property, which were partially offset by a decrease of $16.4 million related to dispositions. The $19.2 million increase includes $7.3 million of tenant improvement write-offs and $8.9 million of depreciation and amortization expense related to the acquired Sears and Macy's buildings.
General and administrative expenses decreased $1.5 million primarily due to a decrease in consulting and legal fees and an increase in capitalized overhead related to development projects. These decreases were partially offset by increases in information technology and payroll and related expenses.
In the nine months ended September 30, 2017, we recognized impairment of real estate of $71.4 million primarily to write down the book value of two malls, a parcel project near an outlet center and one outparcel. See Note 3 to the condensed consolidated financial statements for additional information. In the nine months ended September 30, 2016, we recognized an impairment of real estate of $116.7 million to write down the book value of nine malls, an associated center, a community center, three office buildings and three outparcels.
Other expenses decreased $15.2 million due to a $20.3 million decrease from the divestiture of our interest, in the fourth quarter of 2016, in our consolidated subsidiary that provided security and maintenance services to third parties, which was partially offset by a $5.1 million increase in abandoned projects expense.
Other Income and Expenses
Interest and other income increased $0.2 million for the nine months ended September 30, 2017 compared to the prior-year period primarily due to $0.9 million received in the current year as an insurance reimbursement for nonrecurring professional fees expense (which represent one-time expenses that are not part of our normal operations) related to the SEC investigation that occurred in 2016. This increase was partially offset by a $0.7 million decrease in interest income.
Interest expense increased $2.5 million for the nine months ended September 30, 2017 compared to the prior-year period. The $2.5 million increase consists of increases of $7.2 million attributable to the Comparable Properties and $1.5 million related to the New Property, which were partially offset by a decrease of $6.2 million related to dispositions. The $7.2 million increase primarily consists of an increase of $20.0 million from the issuance of the 2026 Notes, of which $400.0 million were issued in the fourth quarter of 2016 and $225.0 million were issued in the third quarter of 2017, and $1.9 million of default interest related to Acadiana Mall, which was partially offset by a decrease of $15.8 million related to property-level debt that was retired.
During the nine months ended September 30, 2017, we recorded a $30.9 million gain on extinguishment of debt which primarily consisted of a $39.8 million gain related to the conveyance of three malls to the respective lenders in satisfaction of the non-recourse debt secured by the properties. This was partially offset by an $8.9 million loss related to prepayment fees for the early retirement of debt on mortgage loans secured by two malls. See Note 4 and Note 6 to the condensed consolidated financial statements for more information.
During the nine months ended September 30, 2017, we recognized a $6.2 million loss on investment related to the disposition of our 25% interest in an unconsolidated joint venture, which closed in the third quarter of 2017. See Note 5 to the condensed consolidated financial statements for additional information.
Equity in earnings of unconsolidated affiliates decreased by $90.8 million during the nine months ended September 30, 2017 compared to the prior-year period. The decrease is primarily due to a gain of $29.3 related to the foreclosure of Gulf Coast Town Center (owned in a 50/50 joint venture) million and $62.4 million from the sale of three unconsolidated affiliates in 2016.
The income tax benefit of $4.8 million for the nine months ended September 30, 2017 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current tax benefit of $7.7 million and a deferred tax provision of $2.9 million.  During the nine months ended September 30, 2016, we recorded an income tax benefit of $3.0 million, consisting of a current and deferred tax benefit of $1.2 million and $1.8 million, respectively.
During the nine months ended September 30, 2017, we recognized an $86.9 million gain on sales of real estate assets, primarily related to the sale of an outlet center and eight outparcels. We recognized a $14.5 million gain on sales of real estate assets during the nine months ended September 30, 2016, which consisted primarily of $12.3 million related to the sale of a community center and eight outparcels and $2.2 million related to a parking deck project.

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
We include a property in our same-center pool when we have owned all or a portion of the property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year and current year-to-date period. New Properties are excluded from same-center NOI, until they meet this criteria. Properties excluded from the same-center pool that would otherwise meet this criteria are properties which are being repositioned or properties where we are considering alternatives for repositioning and those in which we own a noncontrolling interest of 25% or less. Properties that we are currently repositioning are Cary Towne Center and Hickory Point Mall at September 30, 2017. We own a noncontrolling interest of 10% in Triangle Town Center at September 30, 2017.
Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net income for the three and nine month periods ended September 30, 2017 and 2016 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$9,299	$670	$118,444	$115,659
Adjustments: (1)
Depreciation and amortization	79,195	80,313	247,203	242,910
Interest expense	58,573	58,632	178,834	177,371
Abandoned projects expense	132	11	5,151	44
Gain on sales of real estate assets	(1,610)	(12,944)	(60,454)	(107,843)
Loss on investment	354	—	6,197	—
Gain on extinguishment of debt	(6,452)	6	(33,902)	—
Loss on impairment	24,935	53,558	71,401	116,736
Income tax benefit	(1,064)	(2,386)	(4,784)	(2,974)
Lease termination fees	(879)	(857)	(1,990)	(2,202)
Straight-line rent and above- and below-market lease amortization	(637)	(464)	(3,685)	(4,006)
Net (income) loss attributable to noncontrolling interests in other consolidated subsidiaries	(415)	(983)	(25,266)	449
General and administrative expenses	13,568	13,222	45,402	46,865
Management fees and non-property level revenues	(2,762)	(1,379)	(10,312)	(12,429)
Operating Partnership's share of property NOI	172,237	187,399	532,239	570,580
Non-comparable NOI	(4,513)	(15,169)	(22,766)	(52,998)
Total same-center NOI	$167,724	$172,230	$509,473	$517,582

(1)
Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.

Same-center NOI decreased 2.6% for the three months ended September 30, 2017 as compared to the prior-year period. The $4.5 million decrease for the three month period ended September 30, 2017 compared to the same period in 2016 consisted of a $4.2 million decrease in revenues and an increase of $0.4 million in operating expenses. The $0.4 million increase in operating expenses on a same-center basis was primarily due to an increase of $2.1 million in real estate taxes, which was partially offset by a decrease of $1.0 million in maintenance and repairs expense and $0.7 million in property operating expense.
The 1.6% decrease in same-center NOI for the nine months ended September 30, 2017 as compared to the prior-year period includes a $10.6 million decrease in revenues, primarily due to an $11.2 million decrease in revenues from rent revenues and tenant reimbursements, which was partially offset by an increase of $0.7 million in other revenue. Operating expenses on a same-center basis for the nine months ended September 30, 2017 decreased $2.4 million primarily due to decreases of $3.6 million in maintenance and repairs expense and $1.2 million in property operating expenses, which were partially offset by an increase of $2.5 million in real estate taxes.
The decline in revenues for the three and nine months ended September 30, 2017 was impacted by a decrease of 1.2% in occupancy in our same-center mall portfolio. Tenant bankruptcies and rent concessions contributed to the revenue declines. These decreases were partially offset by an increase of 0.7% in average annual base rents for our same-center stabilized malls as of September 30, 2017 as compared to the prior-year period.
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

(2)
Non-stabilized Malls - Malls that are in their initial lease-up phase. After three complete calendar years of operation, they are reclassified on January 1 of the fourth calendar year to the stabilized mall category. The Outlet Shoppes at Laredo and The Outlet Shoppes of the Bluegrass were classified as non-stabilized malls as of September 30, 2017. The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Atlanta were classified as non-stabilized malls as of September 30, 2016.

(3)	Excluded Malls - We exclude malls from our core portfolio if they fall in the following categories, for which operational metrics are excluded:

a.
Lender Malls - Malls for which we are working or intend to work with the lender on a restructure of the terms of the loan secured by the property or convey the secured property to the lender. As of September 30, 2017, we had no malls in this category as the foreclosure of Wausau Center was complete in August 2017. As of September 30, 2016, Chesterfield Mall, Midland Mall and Wausau Center were classified as Lender Malls. The foreclosures of Midland Mall and Chesterfield Mall were complete in the first quarter and second quarter of 2017, respectively. Lender Malls are excluded from our same-center pool as decisions made while in discussions with the lender may lead to metrics that do not provide relevant information related to the condition of these properties or they may be under cash management agreements with the respective servicers.

b.
Repositioning Malls - Malls that are currently being repositioned or where we have determined that the current format of the mall no longer represents the best use of the mall and we are in the process of evaluating alternative strategies for the mall. This may include major redevelopment or an alternative retail or non-retail format, or after evaluating alternative strategies for the mall, we may determine that the mall no longer meets our criteria for long-term investment. The steps taken to reposition these malls, such as signing tenants to short-term leases, which are not included in occupancy percentages, or leasing to regional or local tenants, which typically do not report sales, may lead to metrics which do not provide relevant information related to the condition of these malls. Therefore, traditional performance measures, such as occupancy percentages and leasing metrics, exclude Repositioning Malls. Cary Towne Center and Hickory Point Mall were classified as Repositioning Malls as of September 30, 2017 and September 30, 2016.

c.
Minority Interest Malls - Malls in which we have a 25% or less ownership interest. As of September 30, 2017 and September 30, 2016, Triangle Town Center was classified as a Minority Interest Mall. The Company divested its interests in River Ridge Mall in August 2017. Triangle Town Place was also classified as a Minority Interest property as of September 30, 2016 until its sale in the fourth quarter of 2016.

We derive the majority of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Nine Months Ended September 30,
	2017	2016
Malls	91.5%	91.0%
Associated centers	4.1%	3.9%
Community centers	1.8%	1.9%
Mortgages, office buildings and other	2.6%	3.2%
Mall Store Sales
Mall store sales include reporting mall tenants of 10,000 square feet or less for stabilized malls and exclude license agreements, which are retail contracts that are temporary or short-term in nature and generally last more than three months but less than twelve months. The following is a comparison of our same-center sales per square foot for mall tenants of 10,000 square feet or less:

	Twelve Months Ended September 30,
	2017	2016	% Change
Stabilized mall same-center sales per square foot	$373	$380	(1.8)%
Occupancy
Our portfolio occupancy is summarized in the following table (1):

	As of September 30,
	2017	2016
Total portfolio	93.1%	93.5%
Total mall portfolio	91.6%	92.6%
Same-center malls	91.8%	93.0%
Stabilized malls	91.7%	92.5%
Non-stabilized malls (2)	87.9%	93.6%
Associated centers	98.2%	96.1%
Community centers	98.2%	97.5%

(1)	As noted above, excluded properties are not included in occupancy metrics.

(2)
Represents occupancy for The Outlet Shoppes at Laredo and The Outlet Shoppes of the Bluegrass as of September 30, 2017 and occupancy for The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Atlanta as of September 30, 2016.

Mall occupancy was negatively impacted 190 basis points or 367,000-square-feet by tenant bankruptcy closures as of the third quarter of 2017 as compared to the prior-year period.

Leasing
The following is a summary of the total square feet of leases signed in the three and nine month periods ended September 30, 2017 as compared to the respective prior-year periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating portfolio:
New leases	178,332	334,006	916,442	1,155,870
Renewal leases	678,304	429,350	1,765,682	1,863,460
Development portfolio:
New leases	131,744	28,701	258,746	538,769
Total leased	988,380	792,057	2,940,870	3,558,099
Average annual base rents per square foot are based on contractual rents in effect as of September 30, 2017 and 2016, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type (1):

	As of September 30,
	2017	2016
Same-center stabilized malls	$32.69	$32.46
Stabilized malls	32.83	32.18
Non-stabilized malls (2)	26.25	26.48
Associated centers	13.85	13.91
Community centers	15.65	15.28
Office buildings	19.12	20.01

(1)	As noted above, excluded properties are not included in base rent. Average base rents for associated centers, community centers and office buildings include all leased space, regardless of size.

(2)
Represents average annual base rents for The Outlet Shoppes at Laredo and The Outlet Shoppes of the Bluegrass as of September 30, 2017 and average annual base rents for The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Atlanta as of September 30, 2016.

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the three and nine month periods ended September 30, 2017 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (1)	% Change Average
Quarter:
All Property Types (2)	529,055	$40.50	$34.46	(14.9)%	$35.00	(13.6)%
Stabilized malls	493,779	41.92	35.66	(14.9)%	36.19	(13.7)%
New leases	60,159	51.65	49.79	(3.6)%	51.78	0.3%
Renewal leases	433,620	40.58	33.70	(17.0)%	34.03	(16.1)%

Year-to-Date:
All Property Types (2)	1,590,088	$41.45	$38.96	(6.0)%	$39.81	(4.0)%
Stabilized malls	1,485,284	42.55	39.95	(6.1)%	40.80	(4.1)%
New leases	306,343	42.78	45.27	5.8%	47.23	10.4%
Renewal leases	1,178,941	42.49	38.56	(9.2)%	39.13	(7.9)%

(1)	Average gross rent does not incorporate allowable future increases for recoverable common area expenses.

(2)	Includes stabilized malls, associated centers, community centers and office buildings.

Spreads on new leases were relatively flat. Excluding one unusually negative lease, spreads on new leases would have increased approximately 4%. Renewal leasing activity was negatively impacted by the restructuring of higher occupancy cost leases with certain apparel retailers.
New and renewal leasing activity of comparable small shop space of less than 10,000 square feet for the nine month period ended September 30, 2017 based on the lease commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2017:
New	156	420,187	7.85	$44.56	$47.54	$40.30	$4.26	10.6%	$7.24	18.0%
Renewal	457	1,245,753	3.47	39.01	39.60	41.29	(2.28)	(5.5)%	(1.69)	(4.1)%
Commencement 2017 Total	613	1,665,940	4.58	$40.41	$41.61	$41.04	$(0.63)	(1.5)%	$0.57	1.4%

Commencement 2018:
New	12	39,198	8.48	$53.17	$55.04	$48.05	$5.12	10.7%	$6.99	14.5%
Renewal	111	350,183	3.63	34.75	35.34	39.12	(4.37)	(11.2)%	(3.78)	(9.7)%
Commencement 2018 Total	123	389,381	4.10	$36.60	$37.32	$40.02	$(3.42)	(8.5)%	$(2.70)	(6.7)%

Total 2017/2018	736	2,055,321	4.50	$39.69	$40.79	$40.85	$(1.16)	(2.8)%	$(0.06)	(0.1)%
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2017, we had approximately $80.0 million outstanding on our three unsecured credit facilities leaving approximately $690.8 million of availability based on the terms of the credit facilities. In the third quarter of 2017, we retired three loans with an aggregate principal balance of $210.0 million. These loans were secured by two consolidated properties, Hanes Mall and The Outlet Shoppes at El Paso, and an unconsolidated property, Gulf Coast Town Center - Phase III. Our consolidated unencumbered properties generated approximately 56.9% of total consolidated NOI for the nine months ended September 30, 2017 (excluding dispositions and Excluded Malls).
In the third quarter of 2017, we extended and modified a $450.0 million and $50.0 million unsecured term loan and exercised an option to extend our $350.0 million term loan to October 2018. We also modified our three unsecured credit facilities and $350.0 million unsecured term loan to modify a debt covenant for consistency with the modification of our $400.0 million unsecured term loan. We also issued and sold an additional $225.0 million of series of 2026 Notes. See Note 6 to the condensed consolidated financial statements for details.
We reduced our common dividend in the fourth quarter of 2017 to an annualized rate of $0.80 per share from $1.06 per share. Based on our updated projections of taxable income, which have been impacted by dilution of properties sold in prior periods as well as the impact from the high level of tenant bankruptcies which occurred during the year, the common dividend is being re-set to a rate that will preserve an estimated $50 million of additional cash on an annual basis. We expect to use this enhanced liquidity to help in funding value-adding redevelopment activity and debt reduction.
We sold our remaining 25% interest in River Ridge Mall JV, LLC in August 2017 to our joint venture partner for $9.0 million in cash and recorded a $6.2 million loss on investment related to the disposition.
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

Cash Flows - Operating, Investing and Financing Activities
The Company had $31.4 million of unrestricted cash and cash equivalents as of September 30, 2017, an increase of $12.4 million from December 31, 2016. Our net cash flows are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016	Change
Net cash provided by operating activities	$336,950	$339,625	$(2,675)
Net cash used in investing activities	(34,151)	(4,323)	(29,828)
Net cash used in financing activities	(290,399)	(347,726)	57,327
Net cash flows	$12,400	$(12,424)	$24,824
Cash Provided by Operating Activities
Cash provided by operating activities decreased $2.7 million primarily due to the impact of lower occupancy on revenues, partially offset by reductions in operating expenses, and the operating cash flows of the properties that were disposed of in 2016.
Cash Used in Investing Activities
Cash flows used in investing activities increased $29.8 million as compared to the prior-year period. In 2016, we reinvested in both our consolidated and unconsolidated properties through capital expenditures for developments and redevelopments, in addition to tenant improvements and ongoing deferred maintenance. This investment was mostly offset by proceeds from the disposition of consolidated and unconsolidated properties. In 2017, we continued to reinvest in our portfolio through developments and redevelopments, including the acquisition of Macy’s and Sears locations at several malls. The increase in cash outflows due to the acquisition of the Macy’s and Sears locations was partially offset by slightly higher proceeds from sales of real estate assets in 2017.
Cash Used in Financing Activities
Cash flows used in financing activities decreased $57.3 million as compared to the prior-year period. In 2017, proceeds from sales of consolidated and unconsolidated real estate assets were used to fund the acquisition of the Macy’s and Sears' locations. In 2016, a greater amount of proceeds from sales of properties were used to reduce the outstanding balances on our lines of credit, resulting in higher cash used for financing activities.
Debt
Debt of the Company
CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that it has a direct or indirect ownership interest in, is the borrower on all of our debt. CBL is a limited guarantor of the Notes, as described in Note 6 to the condensed consolidated financial statements, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. We also provide a similar limited guarantee of the Operating Partnership's obligations with respect to our unsecured credit facilities and three unsecured term loans as of September 30, 2017.
Debt of the Operating Partnership
The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

September 30, 2017	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$1,807,519	$(77,494)	$524,099	$2,254,124	5.06%
Recourse term loans on operating properties (3)	—	—	11,035	11,035	3.74%
Senior unsecured notes due 2023 (4)	446,868	—	—	446,868	5.25%
Senior unsecured notes due 2024 (5)	299,944	—	—	299,944	4.60%

September 30, 2017	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
Senior unsecured notes due 2026 (6)	615,669	—	—	615,669	5.95%
Total fixed-rate debt	3,170,000	(77,494)	535,134	3,627,640	5.19%
Variable-rate debt:
Non-recourse term loan on operating property	10,868	(5,434)	—	5,434	3.04%
Recourse term loans on operating properties (7)	89,612	—	58,692	148,304	3.62%
Unsecured lines of credit	79,970	—	—	79,970	2.43%
Unsecured term loans	885,000	—	—	885,000	2.69%
Total variable-rate debt	1,065,450	(5,434)	58,692	1,118,708	2.79%
Total fixed-rate and variable-rate debt	4,235,450	(82,928)	593,826	4,746,348	4.63%
Unamortized deferred financing costs	(19,272)	719	(2,357)	(20,910)
Total mortgage and other indebtedness, net	$4,216,178	$(82,209)	$591,469	$4,725,438

December 31, 2016	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties	$2,453,628	$(109,162)	$530,062	$2,874,528	5.29%
Senior unsecured notes due 2023 (4)	446,552	—	—	446,552	5.25%
Senior unsecured notes due 2024 (5)	299,939	—	—	299,939	4.60%
Senior unsecured notes due 2026 (6)	394,260	—	—	394,260	5.95%
Total fixed-rate debt	3,594,379	(109,162)	530,062	4,015,279	5.30%
Variable-rate debt:
Non-recourse term loans on operating properties	19,055	(7,504)	2,226	13,777	3.18%
Recourse term loans on operating properties	24,428	—	71,037	95,465	2.80%
Construction loan (7)	39,263	—	—	39,263	3.12%
Unsecured lines of credit	6,024	—	—	6,024	1.82%
Unsecured term loans	800,000	—	—	800,000	2.04%
Total variable-rate debt	888,770	(7,504)	73,263	954,529	2.18%
Total fixed-rate and variable-rate debt	4,483,149	(116,666)	603,325	4,969,808	4.70%
Unamortized deferred financing costs	(17,855)	945	(2,806)	(19,716)
Total mortgage and other indebtedness, net	$4,465,294	$(115,721)	$600,519	$4,950,092

(1)	Weighted-average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.

(2)
The unconsolidated affiliate has an interest rate swap on a notional amount outstanding of $46,344 as of September 30, 2017 related to a variable-rate loan on Ambassador Town Center to effectively fix the interest rate on this loan to a fixed-rate of 3.22%.

(3)
The unconsolidated affiliate has an interest rate swap on a notional amount outstanding of $11,035 as of September 30, 2017 related to a variable-rate loan on Ambassador Town Center - Infrastructure Improvements to effectively fix the interest rate on this loan to a fixed-rate of 3.74%. See Note 5 to the condensed consolidated financial statements for information on this loan, which closed in August 2017.

(4)	The balance is net of an unamortized discount of $3,132 and $3,448 as of September 30, 2017 and December 31, 2016, respectively.

(5)	The balance is net of an unamortized discount of $56 and $61 as of September 30, 2017 and December 31, 2016, respectively.

(6)
The balance is net of an unamortized discount of $9,331 and $5,740 as of September 30, 2017 and December 31, 2016, respectively. In September 2017, we issued and sold an additional $225,000 of the series of 2026 Notes. See Note 6 to the condensed consolidated financial statements for further information.

(7)	The Outlet Shoppes at Laredo opened in April 2017, and the construction loan balance is included in recourse term loans on operating properties as of September 30, 2017.
We are in discussions with the lender to modify and extend the $123.3 million loan secured by Acadiana Mall, which matured in April 2017.
The weighted-average remaining term of our total share of consolidated and unconsolidated debt was 4.9 years and 5.4 years at September 30, 2017 and December 31, 2016, respectively. The weighted-average remaining term of our pro rata share of fixed-rate debt was 5.6 years and 3.8 years at September 30, 2017 and December 31, 2016, respectively.
As of September 30, 2017 and December 31, 2016, our pro rata share of consolidated and unconsolidated variable-rate debt represented 23.6% and 19.3%, respectively, of our total pro rata share of debt. As of September 30, 2017, our share of consolidated and unconsolidated variable-rate debt represented 15.9% of our total market capitalization (see Equity below) as compared to 12.1% as of December 31, 2016. The increase is primarily due to the decline in our stock price from $11.50 at December 30, 2016 to $8.39 at September 29, 2017.
See Note 6 to the condensed consolidated financial statements for additional information concerning the amount and terms of our outstanding indebtedness and compliance with applicable covenants and restrictions as of September 30, 2017.
Mortgages on Operating Properties
Loan Refinancings

Date	Property	Consolidated/ Unconsolidated Property	Stated Interest Rate	Maturity Date	Amount Extended (1)
March	Statesboro Crossing (1)	Consolidated	LIBOR + 1.8%	June 2018	$10,930
August	Ambassador Town Center - Infrastructure Improvements (2)	Unconsolidated	LIBOR + 2.0%	August 2020	11,035

(1)	The Company exercised its option to extend the maturity date of the loan in the first quarter of 2017.

(2)
In August 2017, the loan was amended and modified to extend the maturity date. The loan requires annual principal payments of $430, $555 and $690 in 2018, 2019 and 2020, respectively. The Operating Partnership has guaranteed 100% of the loan. See Note 12 to the condensed consolidated financial statements for information on the Operating Partnership's guaranty. The joint venture has an interest rate swap on the notional amount of the loan, amortizing to $9,360 over the term of the swap, to effectively fix the interest rate to 3.74%.

Loan Financing
Subsequent to September 30, 2017, the unconsolidated 50/50 joint venture, Shoppes at Eagle Point, LLC, closed on a construction loan for the development of The Shoppes at Eagle Point, a community center located in Cookeville, TN. See Note 16 to the condensed consolidated financial statements for additional information.

Loan Repayments
We repaid the following loans, secured by the related properties, in 2017 (in thousands):

Date	Property	Consolidated/ Unconsolidated Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
January	The Plaza at Fayette	Consolidated	5.67%	April 2017	$37,146
January	The Shoppes at St. Clair Square	Consolidated	5.67%	April 2017	18,827
February	Hamilton Corner	Consolidated	5.67%	April 2017	14,227
March	Layton Hills Mall	Consolidated	5.66%	April 2017	89,526
April	The Outlet Shoppes at Oklahoma City (2)	Consolidated	5.73%	January 2022	53,386
April	The Outlet Shoppes at Oklahoma City - Phase II (2)	Consolidated	3.53%	April 2019	5,545
April	The Outlet Shoppes at Oklahoma City - Phase III (2)	Consolidated	3.53%	April 2019	2,704
July	Gulf Coast Town Center - Phase III (3)	Unconsolidated	3.13%	July 2017	4,118
September	Hanes Mall (4)	Consolidated	6.99%	October 2018	144,325
September	The Outlet Shoppes at El Paso	Consolidated	7.06%	December 2017	61,561
					$431,365

(1)	We retired the loans with borrowings from our credit facilities unless otherwise noted.

(2)
The loan was retired in conjunction with the sale of the property which secured the loan. See Note 4 to the condensed consolidated financial statements for more information. We recorded an $8,500 loss on extinguishment of debt due to a prepayment fee on the early retirement.

(3)
We loaned the unconsolidated affiliate, JG Gulf Coast Town Center, LLC, the amount necessary to retire the loan and received a mortgage note receivable in return. See Note 8 to the condensed consolidated financial statements for more information.

(4)	We recorded a $371 loss on extinguishment of debt due to a prepayment fee on the early retirement.

Other
The following is a summary of our 2017 dispositions for which the title to the consolidated mall securing the related fixed-rate debt was transferred to the lender in satisfaction of the non-recourse debt (in thousands):

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Balance of Non-recourse Debt	Gain on Extinguishment of Debt
January	Midland Mall	6.10%	August 2016	$31,953	$3,760
June	Chesterfield Mall	5.74%	September 2016	140,000	29,187
August	Wausau Center	5.85%	April 2021	17,689	6,851
				$189,642	$39,798

Other
In conjunction with the divestiture of our interests in a consolidated joint venture, we were relieved of our funding obligation related to the loan secured by vacant land owned by the joint venture, which had a principal balance of $2.5 million upon the disposition of our interests in the first quarter of 2017.

Unencumbered Portfolio Statistics

	Sales Per Square Foot for the Twelve Months Ended (1) (2)		Occupancy (2)		% of Consolidated Unencumbered NOI for the Nine Months Ended 9/30/17 (3)
	09/30/17	09/30/16	09/30/17	09/30/16
Unencumbered consolidated properties:
Tier 1 Malls	$402	$417	93.5%	92.6%	33.1%
Tier 2 Malls	326	337	91.8%	93.2%	50.1%
Tier 3 Malls	261	267	87.2%	86.9%	5.7%
Total Malls	$345	$357	92.0%	92.5%	88.9%

Total Associated Centers	N/A	N/A	97.9%	96.3%	6.7%

Total Community Centers	N/A	N/A	98.9%	98.9%	3.2%

Total Office Buildings and Other	N/A	N/A	94.2%	95.3%	1.2%

Total Unencumbered Consolidated Portfolio	$345	$357	93.5%	93.6%	100.0%

(1)	Represents same-center sales per square foot for mall tenants 10,000 square feet or less for stabilized malls.

(2)	Operating metrics are included for unencumbered operating properties and do not include sales or occupancy of unencumbered outparcels.

(3)
Our consolidated unencumbered properties generated approximately 56.9% of total consolidated NOI of $478,614,568 (which excludes NOI related to dispositions) for the nine months ended September 30, 2017.

Equity
During the nine months ended September 30, 2017, we paid dividends of $169.6 million to holders of CBL's common stock and preferred stock, as well as $51.9 million in distributions to the noncontrolling interest investors in the Operating Partnership and other consolidated subsidiaries. The Operating Partnership paid distributions of $33.7 million and $159.6 million on the preferred units and common units, respectively, as well as distributions of $28.2 million to the noncontrolling interests in other consolidated subsidiaries.
On August 24, 2017, we announced a third quarter 2017 common stock dividend of $0.265 per share payable in cash that was paid on October 16, 2017. On June 2, 2017, we announced a second quarter 2017 common stock dividend of $0.265 per share payable in cash that was paid on July 17, 2017. On February 24, 2017, we announced a first quarter 2017 common stock dividend of $0.265 per share payable in cash that was paid on April 17, 2017. Future dividends payable will be determined by our Board of Directors based upon circumstances at the time of declaration. As noted above, the common stock dividend is being re-set to an annualized rate of $0.80 per share effective with the fourth quarter 2017 dividend. Our dividend payout ratio was 54.6% and 54.2% for the three and nine months ended September 30, 2017, respectively.
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
We have not sold any shares under the ATM program since 2013. Since the commencement of the ATM program, CBL has issued 8,419,298 shares of common stock, at a weighted-average sales price of $25.12 per share, and approximately $88.5 million remains available that may be sold under this program as of September 30, 2017. Actual future sales under this program, if any, will depend on a variety of factors including but not limited to market conditions, the trading price of CBL's common stock and our capital needs. We have no obligation to sell the remaining shares available under the ATM program.
Debt-To-Total Market Capitalization
Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value of equity) ratio was 67.4% at September 30, 2017, compared to 62.3% at September 30, 2016. The increase in the debt-to-total-market capitalization ratio is primarily due to a decrease in CBL's stock price to $8.39 at September 29, 2017 from $12.14 at September 30, 2016.
Our debt-to-total-market capitalization ratio at September 30, 2017 was computed as follows (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	199,316	$8.39	$1,672,261
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00	453,750
6.625% Series E Cumulative Redeemable Preferred Stock	690	250.00	172,500
Total market equity			2,298,511
Company’s share of total debt			4,746,348
Total market capitalization			$7,044,859
Debt-to-total-market capitalization ratio			67.4%

(1)
Stock price for common stock and Operating Partnership units equals the closing price of CBL's common stock on September 29, 2017. The stock prices for the preferred stock represent the liquidation preference of each respective series of preferred stock.

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
The following table, which excludes expenditures for developments and expansions, summarizes these capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three and nine month periods ended September 30, 2017 compared to the same periods in 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Tenant allowances (1)	$9,658	$17,811	$29,774	$50,707

Renovations	5,190	6,390	9,255	11,011

Deferred maintenance:
Parking lot and parking lot lighting	4,060	9,171	8,321	11,936
Roof repairs and replacements	1,544	2,178	4,607	3,221
Other capital expenditures	5,616	1,464	15,833	7,292
Total deferred maintenance	11,220	12,813	28,761	22,449

Capitalized overhead	1,370	1,103	5,661	4,051

Capitalized interest	452	616	1,676	1,612

Total capital expenditures	$27,890	$38,733	$75,127	$89,830

(1)	Tenant allowances primarily relate to new leases. Tenant allowances related to renewal leases were not material for the periods presented.
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
Developments and Expansions
The following tables summarize our development projects as of September 30, 2017.
Properties Opened During the Nine Months Ended September 30, 2017
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Opening Date	Initial Unleveraged Yield
Outlet Center:
The Outlet Shoppes at Laredo	Laredo, TX	65%	357,755	$69,936	$68,968	April-17	9.6%

Mall Expansions:
Kirkwood Mall - Lucky 13 (Lucky's Pub)	Bismarck, ND	100%	6,500	3,200	3,109	Sep-17	7.6%
Mayfaire Town Center - Phase I	Wilmington, NC	100%	67,766	19,073	15,112	Feb-17	8.4%
			74,266	22,273	18,221

Mall Redevelopments:
College Square - Partial Belk Redevelopment (Planet Fitness) (3)	Morristown, TN	100%	20,000	1,549	1,434	Mar-17	9.9%
Dakota Square Mall - Partial Miracle Mart Redevelopment (T.J. Maxx)	Minot, ND	100%	20,755	1,929	1,584	May-17	12.3%
Hickory Point Mall Redevelopment (T.J. Maxx/ Shops)	Forsyth, IL	100%	50,030	4,070	2,592	Sep-17	8.9%
Pearland Town Center - Sports Authority Redevelopment (Dick's Sporting Goods)	Pearland, TX	100%	48,582	7,069	6,325	April-17	12.2%
South County Center - DXL	St. Louis, MO	100%	6,792	1,266	1,137	June-17	21.1%
Stroud Mall - Beauty Academy	Stroudsburg, PA	100%	10,494	2,167	1,932	June-17	6.6%
Turtle Creek Mall - Ulta Beauty	Hattiesburg, MS	100%	20,782	3,050	1,763	April-17	6.7%
York Galleria - Partial JCP Redevelopment (Gold's Gym/Shops)	York, PA	100%	40,832	5,370	3,849	July-17	12.4%
York Galleria - Partial JCP Redevelopment (H&M/Shops)	York, PA	100%	42,672	5,582	4,377	April-17	7.8%
			260,939	32,052	24,993

Associated Center Redevelopment:
The Landing at Arbor Place - Ollie's	Atlanta (Douglasville), GA	100%	28,446	1,946	1,813	Aug-17	8.6%

Total Properties Opened			721,406	$126,207	$113,995

(1) Total Cost is presented net of reimbursements to be received.
(2) Cost to Date does not reflect reimbursements until they are received.
(3) This property was sold in May 2017.
We completed several anchor redevelopments during the quarter adding in a variety of non-traditional tenants as we continue to reinvent our properties in the suburban town center concept.
Properties Under Development at September 30, 2017
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Expected Opening Date	Initial Unleveraged Yield
Community Center:
The Shoppes at Eagle Point (3)	Cookeville, TN	50%	233,489	$22,413	$6,963	Fall-18	8.2%

Mall Expansion:
Parkdale Mall - Restaurant Addition	Beaumont, TX	100%	4,700	1,481	912	Fall-17	9.2%

Mall Redevelopments:
East Towne Mall - Flix Brewhouse	Madison, WI	100%	40,795	9,874	2,147	Spring-18	8.5%
East Towne Mall - Lucky 13	Madison, WI	100%	7,758	3,014	1,513	Winter-17	6.5%
			48,553	12,888	3,660

Total Properties Under Development			286,742	$36,782	$11,535

(1) Total Cost is presented net of reimbursements to be received.
(2) Cost to Date does not reflect reimbursements until they are received.
(3) We will fund 100% of the required equity contribution. The remainder of the project will be funded through a construction loan with a total borrowing capacity of $36,400, which closed subsequent to September 30, 2017.

We began construction on The Shoppes at Eagle Point in September 2017. The development will be anchored by Publix, Academy Sports & Outdoors, Ross, PetSmart and Ulta Beauty as well as a collection of shops and restaurants including Panera Bread, Chipotle Mexican Grill, Five Guys Burgers & Fries and AT&T. The project is 87% leased or committed.
We are working on plans for the three Macy's locations which were purchased in January 2017 as well as the five Sears' stores which we gained control of in a sales-leaseback transaction. We will soon be announcing an entertainment user to replace the former Macy's at Jefferson Mall. Leases are executed or out for signature for three tenants to replace the Macy's at Parkdale Mall that closed earlier this year.
We anticipate additional anchor developments will commence construction in early 2018 as we finalize leases and construction plans. Planned redevelopments will feature a variety of uses such as entertainment, food and beverage, health and wellness, hotels, multi-family, and grocery stores among others. Many of these non-retail uses will be structured as joint ventures, ground leases or land sales, which will reduce required capital.
Except for the projects presented above, we do not have any other material capital commitments as of September 30, 2017.
Acquisitions and Dispositions
See Note 4 and Note 5 to the condensed consolidated financial statements for a description of our acquisition and disposition activity related to consolidated and unconsolidated affiliates.
Loss on Investment
In August 2017, the Company sold its 25% interest in River Ridge Mall JV, LLC to its joint venture partner for $9.0 million in cash. We recorded a $6.2 million loss on investment related to the disposition. Our property management agreement with River Ridge Mall JV, LLC ended September 30, 2017. See Note 5 to the condensed consolidated financial statements for additional information.
Impairment of Real Estate Assets
During the nine months ended September 30, 2017, we recorded a loss on impairment of $71.4 million which primarily relates to two malls, a parcel project near an outlet mall and one outparcel. See Note 3 to the condensed consolidated financial statements for more information.
Gain on Sales of Real Estate Assets
During the nine months ended September 30, 2017, we recognized an $86.9 million gain on sales of real estate assets, primarily related to the sale of a mall, an outlet center and eight outparcels. See Note 4 to the condensed consolidated financial statements for further details.
Off-Balance Sheet Arrangements
Unconsolidated Affiliates
We have ownership interests in 17 unconsolidated affiliates as of September 30, 2017 that are described in Note 5 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as “Investments in Unconsolidated Affiliates.”  The following are circumstances when we may consider entering into a joint venture with a third party:

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
The following table represents our guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 (in thousands):

	As of September 30, 2017						Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership	Maximum Guaranteed Amount	Debt Maturity Date (1)		9/30/2017	12/31/2016
West Melbourne I, LLC - Phase I (2)	50%	$42,397	20%	$8,479	Feb-2018	(3)	$86	$86
West Melbourne I, LLC - Phase II (2)	50%	16,377	20%	3,275	Feb-2018	(3)	33	33
Port Orange I, LLC	50%	57,298	20%	11,460	Feb-2018	(3)	116	116
Ambassador Infrastructure, LLC	65%	11,035	100%	11,035	Aug-2020	(4)	177	177
			Total guaranty liability				$412	$412

(1)	Excludes any extension options.

(2)	The loan is secured by Hammock Landing - Phase I and Hammock Landing - Phase II, respectively.

(3)	The loan has a one-year extension option, which is at the unconsolidated affiliate's election, for an outside maturity date of February 2019.

(4)	The loan was modified and extended in August 2017. See Note 5 to the condensed consolidated financial statements for further information.
We have guaranteed the lease performance of YTC, an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22.0 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to $10.0 million. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $14.0 million as of September 30, 2017.  We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty.  We did not include an obligation for this guaranty because we determined that the fair value of the guaranty was not material as of September 30, 2017 and December 31, 2016.
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
Our Annual Report on Form 10-K for the year ended December 31, 2016 contains a discussion of our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results

of Operations section. There have been no material changes to these policies and estimates during the nine months ended September 30, 2017. Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2016.
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
FFO of the Operating Partnership decreased 7.4% to $102.9 million for the three months ended September 30, 2017 as compared to $111.1 million for the prior-year period, and decreased 17.3% to $325.5 million for the nine months ended September 30, 2017 as compared to $393.7 million for the prior-year period. Excluding the adjustments noted below, FFO of the Operating Partnership, as adjusted, decreased 14.1% for the three months ended September 30, 2017 to $98.7 million compared to $114.9 million for the same period in 2016, and decreased 12.6% for the nine months ended September 30, 2017 to $301.4 million compared to $344.7 million for the same period in 2016. The decrease in FFO, as adjusted, was primarily driven by dilution from asset sales in the prior year and the current year-to-date period and $5.1 million of abandoned projects expense in the current year periods. FFO, as adjusted, for the current year periods was also impacted by a decline in revenues resulting from lower occupancy and tenant bankruptcies.
The reconciliation of net income (loss) attributable to common shareholders to FFO allocable to Operating Partnership common unitholders is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss) attributable to common shareholders	$(2,258)	$(10,164)	$50,807	$70,383
Noncontrolling interest in income (loss) of Operating Partnership	(81)	(1,372)	8,702	12,056
Depreciation and amortization expense of:
Consolidated properties	71,732	71,794	225,461	220,505
Unconsolidated affiliates	9,633	10,756	28,533	29,090
Non-real estate assets	(934)	(838)	(2,590)	(2,397)
Noncontrolling interests' share of depreciation and amortization	(2,170)	(2,237)	(6,791)	(6,685)
Loss on impairment, net of taxes	24,935	51,812	70,185	114,990
(Gain) loss on depreciable property, net of taxes and noncontrolling interests' share	1,995	(8,685)	(48,761)	(44,206)
FFO allocable to Operating Partnership common unitholders	102,852	111,066	325,546	393,736
Litigation expenses (1)	17	601	69	2,308
Nonrecurring professional fees expense (reimbursement) (1)	—	662	(919)	1,781
Loss on investment (2)	354	—	6,197	—
Equity in (earnings) losses from disposals of unconsolidated affiliates (3)	—	1,145	—	(54,485)
Non-cash default interest expense (4)	1,904	1,374	4,398	1,374
Gain on extinguishment of debt, net of noncontrolling interests' share (5)	(6,452)	6	(33,902)	—
FFO allocable to Operating Partnership common unitholders, as adjusted	$98,675	$114,854	$301,389	$344,714

FFO per diluted share	$0.52	$0.56	$1.63	$1.97

FFO, as adjusted, per diluted share	$0.50	$0.57	$1.51	$1.72

Weighted-average common and potential dilutive common shares outstanding with Operating Partnership units fully converted	199,321	200,004	199,325	199,992

(1) Litigation expense and nonrecurring professional fees expense are included in General and Administrative expense in the Consolidated Statements of Operations. Nonrecurring professional fees reimbursement is included in Interest and Other Income (Loss) in the Consolidated Statements of Operations.

(2) The three months and nine months ended September 30, 2017 represents a loss on investment related to the write down of our 25% interest in River Ridge Mall JV, LLC based on the contract price to sell such interest to the joint venture partner. The sale closed in August 2017.

(3) The three months ended September 30, 2016 includes $1,145 of equity in losses from the disposals of unconsolidated affiliates. The nine months ended September 30, 2016 also includes $26,363 related to the sale of our 50% interest in Triangle Town Center and $29,267 related to the foreclosure of the loan secured by Gulf Coast Town Center. These amounts are included in Equity in Earnings of Unconsolidated Affiliates in the Condensed Consolidated Statements of Operations.

(4) The three months and nine months ended September 30, 2017 includes default interest expense related to Acadiana Mall and Wausau Center. The nine months ended September 30, 2017 also includes default interest expense related to Chesterfield Mall and Midland Mall. The three and nine months ended September 30, 2016 includes default interest expense related to Chesterfield Mall, Midland Mall and Wausau Center.

(5) The three months ended September 30, 2017 primarily represents a $6,851 gain on extinguishment of debt related to the non-recourse loan secured by Wausau Center, which was conveyed to the lender in the third quarter of 2017, which was partially offset by a loss on extinguishment of debt related to a prepayment fee of $371 related to the early retirement of a mortgage loan. Additionally, the nine months ended September 30, 2017 also includes a gain on extinguishment of debt related to the non-recourse loan secured by Chesterfield Mall, which was conveyed to the lender in the second quarter of 2017, a loss on extinguishment of debt related to a prepayment fee on the early retirement of the loans secured by The Outlet Shoppes at Oklahoma City, which was sold in the second quarter of 2017, and a gain on extinguishment of debt related to the non-recourse loan secured by Midland Mall, which was conveyed to the lender in the first quarter of 2017.

The reconciliation of diluted EPS to FFO per diluted share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Diluted EPS attributable to common shareholders	$(0.01)	$(0.06)	$0.30	$0.41
Eliminate amounts per share excluded from FFO:
Depreciation and amortization expense, including amounts from consolidated properties, unconsolidated affiliates, non-real estate assets and excluding amounts allocated to noncontrolling interests	0.40	0.40	1.23	1.21
Loss on impairment, net of taxes	0.13	0.26	0.35	0.57
Gain on depreciable property, net of taxes and noncontrolling interests' share	—	(0.04)	(0.25)	(0.22)
FFO per diluted share	$0.52	$0.56	$1.63	$1.97

The reconciliations of FFO allocable to Operating Partnership common unitholders to FFO allocable to common shareholders, including and excluding the adjustments noted above, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
FFO allocable to Operating Partnership common unitholders	$102,852	111,066	$325,546	393,736
Percentage allocable to common shareholders (1)	85.84%	85.39%	85.82%	85.38%
FFO allocable to common shareholders	$88,288	$94,839	$279,384	$336,172

FFO allocable to Operating Partnership common unitholders, as adjusted	$98,675	$114,854	$301,389	$344,714
Percentage allocable to common shareholders (1)	85.84%	85.39%	85.82%	85.38%
FFO allocable to common shareholders, as adjusted	$84,703	$98,074	$258,652	$294,317

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
Interest Rate Risk
Based on our proportionate share of consolidated and unconsolidated variable-rate debt at September 30, 2017, a 0.5% increase or decrease in interest rates on variable-rate debt would decrease or increase annual cash flows by approximately $5.6 million and $5.6 million, respectively, and increase or decrease annual interest expense, after the effect of capitalized interest, by approximately $5.5 million and $5.5 million, respectively.
Based on our proportionate share of total consolidated and unconsolidated debt at September 30, 2017, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $56.1 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $109.2 million.
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
ITEM 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1–31, 2017	2,850	$8.38	—	$—
August 1–31, 2017			—	—
September 1–30, 2017	—	—	—	—
Total	2,850	$8.38	—	$—

(1)	Represents shares surrendered to the Company by employees to satisfy federal and state income tax requirements related to the vesting of shares of restricted stock.

(2)
Represents the market value of the common stock on the vesting date for the shares of restricted stock, which was used to determine the number of shares required to be surrendered to satisfy income tax withholding requirements.

Operating Partnership Units
During September 2017, the Operating Partnership elected to pay $0.1 million in cash to a holder of 7,084 common units of limited partnership interest in the Operating Partnership upon the exercise of the holder's conversion rights.
There is no established public trading market for the Operating Partnership’s common units and they are not registered under Section 12 of the Securities Exchange Act of 1934. Each limited partner in the Operating Partnership has the right to exchange all or a portion of its common units for shares of the Company’s common stock, or at the Company’s election, their cash equivalent.
ITEM 3:    Defaults Upon Senior Securities
None.

ITEM 4:    Mine Safety Disclosures
Not applicable.
ITEM 5:    Other Information
None.
ITEM 6:    Exhibits
INDEX TO EXHIBITS

Exhibit Number	Description
4.14.8	Global Note evidencing the 5.950% Senior Notes Due 2026 (1)
10.8.5	Fourth Modification to Amended and Restated Loan Agreement by and among the Operating Partnership, the Company and First Tennessee Bank National Association, et. al., dated July 14, 2017 (2)
10.12.3	Increase and Second Amendment to Term Loan Agreement by and among the Operating Partnership, the Company and Wells Fargo Bank, National Association, et. al., dated July 28, 2017 (2)
10.14.2	First Amendment to Term Loan Agreement by and among the Operating Partnership, the Company and Wells Fargo Bank, National Association, et. al., dated July 28, 2017 (2)
10.15.2	First Amendment to Fourth Amended and Restated Credit Agreement by and among the Operating Partnership, the Company and Wells Fargo Bank, National Association, et. al., dated July 28, 2017 (2)
10.16.2	First Amendment to Ninth Amended and Restated Credit Agreement by and among the Operating Partnership, the Company and Wells Fargo Bank, National Association, et. al., dated July 28, 2017 (2)
10.17	Amended and Restated Loan Agreement by and among the Operating Partnership, the Company and First Tennessee Bank National Association, et. al., dated September 29, 2017
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of CBL & Associates Properties, Inc.
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of CBL & Associates Limited Partnership
12.3	Computation of Ratio of Earnings to Fixed Charges of CBL & Associates Properties, Inc.
12.4	Computation of Ratio of Earnings to Fixed Charges of CBL & Associates Limited Partnership
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

Exhibit Number	Description
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference from the Company's Current Report on Form 8-K, dated and filed on September 1, 2017. *

(2)	Incorporated by reference from the Company's Current Report on Form 8-K/A, dated July 28, 2017 and filed on August 29, 2017. *
* Commission File No. 1-12494 and 333-182515-01

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

Date: November 8, 2017