Form 10-K
period 2017-12-31
CBL & ASSOCIATES PROPERTIES INC; CBL & ASSOCIATES LIMITED PARTNERSHIP
filed 2018-03-01
CIK 910612, 915140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

CBL & Associates Properties, Inc.	Yes ☒	No ☐
CBL & Associates Limited Partnership	Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the 167,265,551 shares of CBL & Associates Properties, Inc.'s common stock held by non-affiliates of the registrant as of June 30, 2017 was $1,410,048,595, based on the closing price of $8.43 per share on the New York Stock Exchange on June 30, 2017. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)

As of February 22, 2018, 172,643,728 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CBL & Associates Properties, Inc.’s Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2017 of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the "Company" mean CBL & Associates Properties, Inc. and its subsidiaries. References to the "Operating Partnership" mean CBL & Associates Limited Partnership and its subsidiaries. The terms "we," "us" and "our" refer to the Company or the Company and the Operating Partnership collectively, as the context requires.
The Company is a real estate investment trust ("REIT") whose stock is traded on the New York Stock Exchange. The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At December 31, 2017, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 84.8% limited partner interest for a combined interest held by the Company of 85.8%.
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

•
certain accompanying notes to consolidated financial statements, including Note 2- Summary of Significant Accounting Policies, Note 6 - Mortgage and Other Indebtedness, Net, Note 7 - Shareholders' Equity and Partners' Capital and Note 8 - Redeemable Interests and Noncontrolling Interests;

•	information concerning unregistered sales of equity securities and use of proceeds in Item 5 of Part II of this report;

•	selected financial data in Item 6 of Part II of this report;

•	controls and procedures in Item 9A of Part II of this report; and

•	certifications of the Chief Executive Officer and Chief Financial Officer included as Exhibits 31.1 through 32.4.

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
Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained.  It is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties. In addition to the risk factors discussed in Part I, Item 1A of this report, such known risks and uncertainties include, without limitation:

•	general industry, economic and business conditions;

•	interest rate fluctuations;

•	costs and availability of capital and capital requirements;

•	costs and availability of real estate;

•	inability to consummate acquisition opportunities and other risks associated with acquisitions;

•	competition from other companies and retail formats;

•	changes in retail demand and rental rates in our markets;

•	shifts in customer demands including the impact of online shopping;

•	tenant bankruptcies or store closings;

•	changes in vacancy rates at our Properties;

•	changes in operating expenses;

•	changes in applicable laws, rules and regulations;

•	sales of real property;

•	cyber-attacks or acts of cyber-terrorism;

•	changes in the credit ratings of the Operating Partnership's senior unsecured long-term indebtedness;

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
We conduct substantially all of our business through CBL & Associates Limited Partnership (the "Operating Partnership"), which is a variable interest entity ("VIE"). We are the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. CBL Holdings I, Inc. is the sole general partner of the Operating Partnership. At December 31, 2017, CBL Holdings I, Inc. owned a 1.0% general partner interest and CBL Holdings II, Inc. owned an 84.8% limited partner interest in the Operating Partnership, for a combined interest held by us of 85.8%.
As of December 31, 2017, we owned interests in the following Properties:

		Other Properties
	Malls (1)	Associated Centers	Community Centers	Office Buildings		Total
Consolidated Properties	60	20	5	5	(2)	90
Unconsolidated Properties (3)	8	3	4	—		15
Total	68	23	9	5		105

(1)	Category consists of regional malls, open-air centers and outlet centers (including one mixed-use center) (the "Malls").

(2)	Includes our two corporate office buildings.

(3)	The Operating Partnership accounts for these investments using the equity method because one or more of the other partners have substantive participating rights.
At December 31, 2017, we had interests in the following Properties under development ("Construction Properties"):

	Consolidated Properties	Unconsolidated Properties
	Malls	Malls	Other Properties
Development	—	—	1	(1)
Expansion	1	—	—
Redevelopments	3	1	—

(1)	Reflects a community center in development.
As of December 31, 2017, we owned mortgages on seven Properties, each of which is collateralized by either a first mortgage, a second mortgage or by assignment of 100% of the ownership interests in the underlying real estate and related improvements (the “Mortgages”).
The Malls, Other Properties ("Associated Centers, Community Centers and Office Buildings"), Construction Properties and Mortgages are collectively referred to as the “Properties” and individually as a “Property.”
We conduct our property management and development activities through CBL & Associates Management, Inc. (the “Management Company”) to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code").  The Operating Partnership owns 100% of the Management Company’s outstanding preferred stock and common stock.

The Management Company manages all but ten of the Properties. Governor’s Square and Governor’s Square Plaza in Clarksville, TN, Kentucky Oaks Mall in Paducah, KY, Fremaux Town Center in Slidell, LA and Ambassador Town Center in Lafayette, LA are all owned by unconsolidated joint ventures and are managed by a property manager that is affiliated with the third party partner, which receives a fee for its services. The third party partner of each of these Properties controls the cash flow distributions, although our approval is required for certain major decisions.  The Outlet Shoppes at Gettysburg in Gettysburg, PA, The Outlet Shoppes at El Paso in El Paso, TX, The Outlet Shoppes at Atlanta in Woodstock, GA, The Outlet Shoppes of the Bluegrass in Simpsonville, KY and The Outlet Shoppes at Laredo in Laredo, TX are owned by consolidated joint ventures and managed by a property manager that is affiliated with the third party partner, which receives a fee for its services.
Revenues are primarily derived from leases with retail tenants and generally include fixed minimum rents, percentage rents based on tenants’ sales volumes and reimbursements from tenants for expenditures related to real estate taxes, insurance, common area maintenance ("CAM") and other recoverable operating expenses, as well as certain capital expenditures. We also generate revenues from management, leasing and development fees, sponsorships, sales of peripheral land at the Properties and from sales of operating real estate assets when it is determined that we can realize an appropriate value for the assets. Proceeds from such sales are generally used to retire related indebtedness or reduce outstanding balances on our credit facilities.
The following terms used in this Annual Report on Form 10-K will have the meanings described below:

▪	GLA – refers to gross leasable area of space in square feet, including Anchors and Mall tenants.

▪	Anchor – refers to a department store, other large retail store, non-retail space or theater greater than or equal to 50,000 square feet.

▪	Junior Anchor - non-traditional department store, retail store, non-retail space or theater comprising more than 20,000 square feet and less than 50,000 square feet.

▪	Freestanding – Property locations that are not attached to the primary complex of buildings that comprise the mall shopping center.

▪	Outparcel – land used for freestanding developments, such as retail stores, banks and restaurants, which are generally on the periphery of the Properties.

▪	2023 Notes - $450 million of senior unsecured notes issued by the Operating Partnership in November 2013 that bear interest at 5.25% and mature on December 1, 2023.

▪	2024 Notes - $300 million of senior unsecured notes issued by the Operating Partnership in October 2014 that bear interest at 4.60% and mature on October 15, 2024.

▪
2026 Notes - $625 million of senior unsecured notes issued by the Operating Partnership in December 2016 and September 2017 that bear interest at 5.95% and mature on December 15, 2026 (and, collectively with the 2023 Notes and 2024 Notes, the "Notes"). See Note 6 to the consolidated financial statements for additional information on the Notes.

Significant Markets and Tenants
Top Five Markets
Our top five markets, based on percentage of total revenues, were as follows for the year ended December 31, 2017:

Market	Percentage of Total Revenues
St. Louis, MO	7.2%
Chattanooga, TN	4.6%
Lexington, KY	3.7%
Laredo, TX	3.6%
Madison, WI	3.3%

Top 25 Tenants
Our top 25 tenants based on percentage of total revenues were as follows for the year ended December 31, 2017:

	Tenant	Number of Stores	Square Feet	Percentage of Total Annualized Revenues (1)
1	L Brands, Inc. (2)	135	796,459	4.01%
2	Signet Jewelers Limited (3)	187	272,811	2.98%
3	Foot Locker, Inc.	118	537,308	2.59%
4	Ascena Retail Group, Inc. (4)	174	887,895	2.34%
5	AE Outfitters Retail Company	67	412,629	1.99%
6	Dick's Sporting Goods, Inc. (5)	27	1,537,861	1.87%
7	Genesco Inc. (6)	170	277,943	1.82%
8	The Gap, Inc.	57	667,538	1.58%
9	Luxottica Group, S.P.A. (7)	110	247,637	1.34%
10	Express Fashions	40	331,347	1.26%
11	Finish Line, Inc.	48	248,490	1.20%
12	Forever 21 Retail, Inc.	20	410,070	1.19%
13	H&M	40	839,848	1.19%
14	The Buckle, Inc.	46	237,790	1.11%
15	Charlotte Russe Holding, Inc.	45	288,343	1.04%
16	Abercrombie & Fitch, Co.	45	299,937	1.02%
17	JC Penney Company, Inc. (8)	49	5,881,263	0.99%
18	Sears, Roebuck and Co. (9)	42	5,949,700	0.96%
19	Shoe Show, Inc.	40	506,323	0.84%
20	Barnes & Noble Inc.	19	579,660	0.83%
21	Best Buy Co., Inc. (10)	47	455,847	0.80%
22	Cinemark	9	467,230	0.77%
23	Hot Topic, Inc.	90	199,957	0.77%
24	Claire's Stores, Inc.	87	110,402	0.76%
25	The Children's Place Retail Stores, Inc.	48	210,243	0.72%
		1,760	22,654,531	35.97%

(1)	Includes our proportionate share of revenues from unconsolidated affiliates based on our ownership percentage in the respective joint venture and any other applicable terms.
(2)	L Brands, Inc. operates Bath & Body Works, PINK, Victoria's Secret and White Barn Candle.
(3)
Signet Jewelers Limited operates Belden Jewelers, Gordon's Jewelers, Jared Jewelers, JB Robinson, Kay Jewelers, LeRoy's Jewelers, Marks & Morgan, Osterman's Jewelers, Piercing Pagoda, Rogers Jewelers, Shaw's Jewelers, Silver & Gold Connection, Ultra Diamonds and Zales.

(4)	Ascena Retail Group, Inc. operates Ann Taylor, Catherines, Dressbarn, Justice, Lane Bryant, LOFT, Lou & Grey and Maurices.
(5)	Dick's Sporting Goods, Inc. operates Dick's Sporting Goods, Field & Stream and Golf Galaxy.
(6)	Genesco Inc. operates Clubhouse, Hat Shack, Hat Zone, Johnston & Murphy, Journey's, Journey's Kidz, Lids, Lids Locker Room, Shi by Journey's and Underground by Journey's.
(7)	Luxottica Group, S.P.A. operates Lenscrafters, Pearle Vision and Sunglass Hut.
(8)	JC Penney Co., Inc. owns 30 of these stores.
(9)
In January 2017, we acquired five Sears locations and two auto centers, located at our malls, for future redevelopment. Of the 42 stores in our portfolio, Sears owns 23 and Seritage Growth Properties owns 3. One vacant store is included in the above chart as Sears remains obligated for rent under the terms of the lease.

(10)	Best Buy Co., Inc. operates Best Buy and Best Buy Mobile.

Growth Strategy
Our objective is to achieve growth in funds from operations ("FFO") (see page 78 for a discussion of funds from operations) and reduce our overall cost of debt and equity by maximizing same-center net operating income ("NOI"), total earnings before income taxes, depreciation and amortization ("EBITDA") and cash flows through a variety of methods as further discussed below.
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
Redevelopments
Redevelopments represent situations where we capitalize on opportunities to increase the productivity of previously occupied space through aesthetic upgrades, retenanting and/or changing the use of the space. Many times, redevelopments result from acquiring possession of Anchor space (such as former Sears and JC Penney stores) and subdividing it into multiple spaces.
Renovations
Renovations usually include remodeling and upgrading existing facades, uniform signage, new entrances and floor coverings, updating interior décor, resurfacing parking lots and improving the lighting of interiors and parking lots. Renovations can result in attracting new retailers, increased rental rates, sales and occupancy levels and maintaining the Property's market dominance. In 2017, we invested approximately $13.1 million in renovations, which included exterior and floor renovations, as well as other eco-friendly green renovations. The total investment in the renovations scheduled for 2018 is projected to be $9.6 million, which includes floor renovations at Kirkwood Mall in Bismarck, ND, Asheville Mall in Asheville, NC and Southpark Mall in Colonial Heights, VA, as well as other eco-friendly green renovations.
Development of New Retail Properties and Expansions
In general, we seek development opportunities in middle-market trade areas that we believe are under-served by existing retail operations. These middle-markets must also have strong demographics to provide the opportunity to effectively maintain a competitive position.
We can also generate additional revenues by expanding a Property through the addition of large retail formats including restaurants and entertainment venues. An expansion also protects the Property's competitive position within its market.
Shadow Development Pipeline
We are continually pursuing redevelopment opportunities and have projects in various stages of pre-development. Our shadow pipeline consists of projects for Properties on which we have completed initial project analysis and design but which have not commenced construction as of December 31, 2017.
See "Liquidity and Capital Resources" section for information on the above projects completed during 2017 and under construction at December 31, 2017.

Acquisitions
We believe there is some opportunity for growth through acquisitions of retail centers and anchor stores that complement our portfolio. We selectively acquire properties we believe can appreciate in value by increasing NOI through our development, leasing and management expertise. However, our primary acquisition focus at this time is on opportunities to acquire anchors at our Properties for future redevelopment.
Environmental Matters
A discussion of the current effects and potential future impacts on our business and Properties of compliance with federal, state and local environmental regulations is presented in Item 1A of this Annual Report on Form 10-K under the subheading “Risks Related to Real Estate Investments.”
Competition
The Properties compete with various shopping facilities in attracting retailers to lease space. In addition, retailers at our Properties face competition from discount shopping centers, outlet centers, wholesale clubs, direct mail, television shopping networks, the internet and other retail shopping developments. The extent of the retail competition varies from market to market. We work aggressively to attract customers through marketing promotions and campaigns. Many of our retailers have adopted an omni-channel approach which leverages sales through both online and in-store retailing channels.
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
Recent Developments
Asset Acquisitions
Our partner in Gulf Coast Town Center - Phase IIII, assigned its 50% interest in the joint venture to us in December 2017 for no consideration. In the first quarter of 2017, we acquired several Sears and Macy's stores for $79.8 million for future redevelopment at several of our malls. See Note 3 and Note 5 to the consolidated financial statements for more information.
New Developments
The Outlet Shoppes at Laredo opened in April 2017. See "Liquidity and Capital Resources" section for more information on this development.
In 2017, the 50/50 unconsolidated affiliate, Shoppes at Eagle Point, LLC, acquired land and construction began on a community center development, The Shoppes at Eagle Point, located in Cookeville, TN. Construction of the first phase of this development is expected to be complete in October 2018. Additionally, in 2017, the Company entered into a 50/50 joint venture, EastGate Storage, LLC, to develop a self-storage facility adjacent to EastGate Mall. See Note 5 to the consolidated financial statements for additional information on these unconsolidated affiliates.
Dispositions
We sold three malls and two office buildings in 2017 for an aggregate gross sales price of $189.8 million. After loan repayment, commissions and closing costs, the sales generated approximately $112.1 million of net proceeds. We also returned three malls to their respective lenders in satisfaction of the non-recourse debt secured by each Property and recognized a gain on extinguishment of debt of approximately $39.8 million during 2017. See Note 4 and Note 6 to the consolidated financial statements for additional information on these dispositions.
Impairment Losses
In 2017, we recorded a loss on impairment totaling $71.4 million, which primarily consisted of $67.5 million attributable to two malls. See Note 15 to the consolidated financial statements for further details.

Loss on Investment
In 2017, we recorded a loss on investment of $6.2 million related to the sale of our 25% interest in an unconsolidated affiliate, River Ridge Mall JV, LLC, to our joint venture partner for $9.0 million. See Note 5 to the consolidated financial statements for additional information.
Financing and Capital Markets Activity
We made substantial progress during 2017 in our strategy to build a high-quality unencumbered pool of Properties in addition to balancing our leverage structure. Highlights of financing and capital markets activity for the year ended December 31, 2017 include the following:

•	completed an additional $225 million unsecured bond issuance of our 2026 Notes at a fixed-rate of 5.95%, utilizing proceeds to reduce balances on our unsecured lines of credit;

•	retired $352.9 million in mortgage loans, at our share, which added seven Properties to our unencumbered pool, resulting in 59% of our total consolidated NOI being unencumbered at year-end;

•	completed the extension and modification of two unsecured term loans, which included increasing the aggregate balance from $450 to $535 million; and

•	disposed of interests in Properties as noted above, generating aggregate net proceeds of over $112 million, which were primarily used to reduce the balances on our unsecured lines of credit.
Equity
Common Stock and Common Units
Our authorized common stock consists of 350,000,000 shares at $0.01 par value per share. We had 171,088,778 and 170,792,645 shares of common stock issued and outstanding as of December 31, 2017 and 2016, respectively. The Operating Partnership had 199,297,151 and 199,085,032 common units outstanding as of December 31, 2017 and 2016, respectively.
Preferred Stock
Our authorized preferred stock consists of 15,000,000 shares at $0.01 par value per share. See Note 7 to the consolidated financial statements for a description of our outstanding cumulative redeemable preferred stock.
Financial Information about Segments
See Note 11 to the consolidated financial statements for information about our reportable segments.
Employees
CBL does not have any employees other than its statutory officers.  Our Management Company had 560 full-time and 125 part-time employees as of December 31, 2017. None of our employees are represented by a union.
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

•	perceptions by retailers or shoppers of the safety, convenience and attractiveness of the shopping center; and

•	the convenience and quality of competing retail properties and other retailing options, such as the internet and the adverse impact of online sales.
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
We may elect not to proceed with certain developments, redevelopments or expansion projects once they have been undertaken, resulting in charges that could have a material adverse effect on our results of operations for the period in which the charge is taken.
We intend to pursue developments, redevelopments and expansion activities as opportunities arise. In connection with any developments, redevelopments or expansion, we will incur various risks, including the risk that developments, redevelopments or expansion opportunities explored by us may be abandoned for various reasons including, but not limited to, credit disruptions that require the Company to conserve its cash until the capital markets stabilize or alternative credit or funding arrangements can be made. Developments, redevelopments or expansions also include the risk that construction costs of a project may exceed original estimates, possibly making the project unprofitable. Other risks include the risk that we may not be able to refinance construction loans which are generally with full recourse to us, the risk that occupancy rates and rents at a completed project will not meet projections and will be insufficient to make the project profitable, and the risk that we will not be able to obtain Anchor, mortgage lender and property partner approvals for certain expansion activities.
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
We own partial interests in 14 malls, 7 associated centers, 7 community centers and 2 office buildings. Governor’s Square and Governor’s Plaza in Clarksville, TN; Kentucky Oaks Mall in Paducah, KY; Fremaux Town Center in Slidell, LA and Ambassador Town Center in Lafayette, LA are all owned by unconsolidated joint ventures and are managed by a property manager that is affiliated with the third party partner, which receives a fee for its services. The third party partner of each of these Properties controls the cash flow distributions, although our approval is required for certain major decisions.  The Outlet Shoppes at Gettysburg in Gettysburg, PA; The Outlet Shoppes at El Paso in El Paso, TX; The Outlet Shoppes at Atlanta in Woodstock, GA; The Outlet Shoppes of the Bluegrass in Simpsonville, KY and The Outlet Shoppes at Laredo in Laredo, TX are owned by consolidated joint ventures and managed by a property manager that is affiliated with the third party partner, which receives a fee for its services.
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
We believe that our Properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. As of December 31, 2017, we have recorded in our consolidated financial statements a liability of $3.1 million related to potential future asbestos abatement activities at our Properties which are not expected to have a material impact on our financial condition or results of operations. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former Properties. Therefore, we have not recorded any liability related to hazardous or toxic substances. Nevertheless, it is possible that the environmental assessments available to us do not reveal all potential environmental liabilities. It is also possible that subsequent investigations will identify material contamination, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties has not been or will not be affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties or by third parties unrelated to us, the Operating Partnership or the relevant Property's partnership.
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
The market price of our common stock or other securities may fluctuate significantly.
The market price of our common stock or other securities may fluctuate significantly in response to many factors, including:

•	actual or anticipated variations in our operating results, FFO, cash flows or liquidity;

•	changes in our earnings estimates or those of analysts;

•	changes in our dividend policy;

•	impairment charges affecting the carrying value of one or more of our Properties or other assets;

•	publication of research reports about us, the retail industry or the real estate industry generally;

•	increases in market interest rates that lead purchasers of our securities to seek higher dividend or interest rate yields;

•	changes in market valuations of similar companies;

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
There are numerous shopping facilities that compete with our Properties in attracting retailers to lease space. In addition, retailers at our Properties face competition for customers from:

•	online shopping;

•	discount shopping centers;

•	outlet malls;

•	wholesale clubs;

•	direct mail; and

•	television shopping networks.
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
Increased operating expenses and decreased occupancy rates may not allow us to recover the majority of our CAM and other operating expenses from our tenants, which could adversely affect our financial position, results of operations and funds available for future distributions.
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
Additionally, in the event that our Properties are not fully occupied, we would be required to pay the portion of any operating, redevelopment or renovation expenses allocable to the vacant space(s) that would otherwise typically be paid by the residing tenant(s). Our cost recovery ratio was 97.7% for 2017.

Our Properties may be subject to impairment charges which can adversely affect our financial results.
We monitor events or changes in circumstances that could indicate the carrying value of a long-lived asset may not be recoverable.  When indicators of potential impairment are present that suggest that the carrying amounts of a long-lived asset may not be recoverable, we assess the recoverability of the asset by determining whether the asset’s carrying value will be recovered through the estimated undiscounted future cash flows expected from our probability weighted use of the asset and its eventual disposition. In the event that such undiscounted future cash flows do not exceed the carrying value, we adjust the carrying value of the long-lived asset to its estimated fair value and recognize an impairment loss.  The estimated fair value is calculated based on the following information, in order of preference, depending upon availability:  (Level 1) recently quoted market prices, (Level 2) market prices for comparable properties, or (Level 3) the present value of future cash flows, including estimated salvage value. Certain of our long-lived assets may be carried at more than an amount that could be realized in a current disposition transaction.  Projections of expected future operating cash flows require that we estimate future market rental income amounts subsequent to expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the Property, and the number of years the Property is held for investment, among other factors. As these assumptions are subject to economic and market uncertainties, they are difficult to predict and are subject to future events that may alter the assumptions used or management’s estimates of future possible outcomes. Therefore, the future cash flows estimated in our impairment analyses may not be achieved. During 2017, we recorded a loss on impairment of real estate totaling $71.4 million, which primarily related to two malls. See Note 15 to the consolidated financial statements for further details.
Inflation or deflation may adversely affect our financial condition and results of operations.
Increased inflation could have a pronounced negative impact on our mortgage and debt interest and general and administrative expenses, as these costs could increase at a rate higher than our rents. Also, inflation may cause operating expenses to rise and adversely affect tenant leases with stated rent increases, which could be lower than the increase in inflation at any given time. Inflation could also have an adverse effect on consumer spending which could impact our tenants' sales and, in turn, our percentage rents, where applicable.
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
We have experienced cybersecurity attacks that, to date, have not had a material impact on our financial results, but it is not possible to predict the impact of future incidents that may involve security breaches through cyber-attacks as well as other significant disruptions of our information technology ("IT") networks and related systems, which could harm our business by disrupting our operations and compromising or corrupting confidential information, which could adversely impact our financial condition.
We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breech or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems) and, in some cases, may be critical to the operations of certain of our tenants. Certain of these resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify to varying degrees certain security and service level standards. Although we and our service providers have implemented processes, procedures and controls to help mitigate these risks, there can be no assurance that these measures, as well as our increased awareness of the risk of cyber incidents, will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

A security breach or other significant disruption involving our IT networks and related systems could occur due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third party, natural disaster, hardware or software corruption or failure or error or poor product or vendor/developer selection (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions (including the failure to follow our security protocols), or lost connectivity to our networked resources. Such occurrences could disrupt the proper functioning of our networks and systems; result in misstated financial reports and/or missed reporting deadlines; result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or damage our reputation among our tenants and investors generally.     Moreover, cyber attacks perpetrated against our Anchors and tenants, including unauthorized access to customers’ credit card data and other confidential information, could diminish consumer confidence and consumer spending and negatively impact our business.
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
At December 31, 2017, our total share of consolidated and unconsolidated debt outstanding was approximately $4,743.7 million. Excluding deferred financing costs, our total share of consolidated and unconsolidated debt outstanding represented approximately 73.1% of our total market capitalization at December 31, 2017. Our total share of consolidated and unconsolidated debt maturing in 2018, 2019 and 2020 giving effect to all maturity extensions that are available at our election, was approximately $288.6 million, $509.1 million and $371.3 million, respectively. Additionally, we have $122.4 million of consolidated debt, which matured in 2017, related to a non-recourse loan that is in default and receivership. See Note 6 to the consolidated financial statements for more information. Our leverage could have important consequences. For example, it could:

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
As of December 31, 2017, our total share of consolidated and unconsolidated variable-rate debt was $1,149.8 million. Increases in interest rates will increase our cash interest payments on the variable-rate debt we have outstanding from time to time. If we do not have sufficient cash flow from operations, we might not be able to make all required payments of principal and interest on our debt, which could result in a default or have a material adverse effect on our financial condition and results of operations, and which might adversely affect our cash flow and our ability to make distributions to shareholders. These significant debt payment obligations might also require us to use a significant portion of our cash flow from operations to make interest and principal payments on our debt rather than for other purposes such as working capital, capital expenditures or distributions on our common equity.
Adverse changes in our credit ratings could negatively affect our borrowing costs and financing ability.
As of December 31, 2017, we had credit ratings of Baa3 from Moody's Investors Service ("Moody’s"), BBB- from Standard & Poor's Rating Services ("S&P") and BB+ from Fitch Ratings ("Fitch"), which are based on credit ratings for the Operating Partnership's unsecured long-term indebtedness. There can be no assurance that we will be able to maintain these ratings. Subsequent to December 31, 2017, Moody's downgraded the rating related to the Operating Partnership's unsecured long-term indebtedness from Baa3 to Ba1. This subsequent downgrade did not change our current interest rates. However, a downgrade by S&P (if Moody's credit rating remained non-investment grade) could increase our interest rates as noted below.
In 2013, we made a one-time irrevocable election to use the credit ratings of the Operating Partnership's senior unsecured long-term indebtedness to determine the interest rate on our three unsecured credit facilities. With this election and so long as we maintain our current credit ratings, borrowings under our three unsecured credit facilities bear interest at LIBOR plus 120 basis points. We also have two unsecured term loans, which were extended and modified in July 2017, that bear interest at LIBOR plus 135 and 150 basis points, respectively, based on the current credit ratings of the Operating Partnership's senior unsecured long-term indebtedness. If our credit rating from S&P is downgraded, our unsecured credit facilities would bear interest at LIBOR plus 155 basis points and the interest rate on our two unsecured term loans would bear interest at LIBOR plus 175 basis points and 200 basis points, respectively, which would increase our borrowing costs. Additionally, a downgrade in our credit ratings may adversely impact our ability to obtain financing and limit our access to capital.

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
The financial covenants under the unsecured credit facilities require, among other things, that our debt to total asset value ratio, as defined in the agreements to our unsecured credit facilities, be less than 60%, that our ratio of unsecured indebtedness to unencumbered asset value, as defined, be less than 60%, that our ratio of unencumbered NOI to unsecured interest expense, as defined, be greater than 1.75, and that our ratio of earnings before EBITDA to fixed charges (debt service), as defined, be greater than 1.5. The financial covenants under the Notes also require, among other things, that our debt to total assets, as defined in the indenture governing the Notes, be less than 60%, that our ratio of total unencumbered assets to unsecured indebtedness, as defined, be greater than 150%, and that our ratio of consolidated income available for debt service to annual debt service charges, as defined, be greater than 1.5. For the 2023 Notes and the 2024 Notes, the financial covenants require that our ratio of secured debt to total assets, as defined, be less than 45% (40% on and after January 1, 2020). The financial covenants require that our ratio of secured debt to total assets, as defined, be less than 40% for the 2026 Notes. Compliance with each of these ratios is dependent upon our financial performance. The debt to total asset value ratio is based, in part, on applying a capitalization rate to EBITDA as defined in the agreements governing our credit facilities. Based on this calculation method, decreases in EBITDA would result in an increased debt to total asset value ratio, assuming overall debt levels remain constant.
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
Our Properties are located principally in the southeastern and midwestern United States. Our Properties located in the southeastern United States accounted for approximately 47.9% of our total revenues from all Properties for the year ended December 31, 2017 and currently include 31 malls, 12 associated centers, 9 community centers and 4 office buildings. Our Properties located in the midwestern United States accounted for approximately 28.5% of our total revenues from all Properties for the year ended December 31, 2017 and currently include 20 malls and 2 associated centers. Our results of operations and funds available for distribution to shareholders therefore will be subject generally to economic conditions in the southeastern and midwestern United States. While we already have Properties located in 7 states across the southwestern, northeastern and western regions, we will continue to look for opportunities to geographically diversify our portfolio in order to minimize dependency on any particular region; however, the expansion of the portfolio through both acquisitions and developments is contingent on many factors including consumer demand, competition and economic conditions.
Our financial position, results of operations and funds available for distribution to shareholders could be adversely affected by any economic downturn affecting the operating results at our Properties in the St. Louis, MO; Chattanooga, TN; Lexington, KY; Laredo, TX; and Madison, WI metropolitan areas, which are our five largest markets.
Our Properties located in the St. Louis, MO; Chattanooga, TN; Lexington, KY; Laredo, TX; and Madison, WI metropolitan areas accounted for approximately 7.2%, 4.6%, 3.7%, 3.6% and 3.3%, respectively, of our total revenues for the year ended December 31, 2017. No other market accounted for more than 2.8% of our total revenues for the year ended December 31, 2017. Our financial position and results of operations will therefore be affected by the results experienced at Properties located in these metropolitan areas.
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
The decision to declare and pay dividends on our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our Board of Directors and will depend on our earnings, taxable income, FFO, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our indebtedness and preferred stock, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, Delaware law and such other factors as our Board of Directors deems relevant. Any dividends payable will be determined by our Board of Directors based upon the circumstances at the time of declaration. Any change in our dividend policy could have a material adverse effect on the market price of our common stock.

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

Legislative or regulatory action could adversely affect stockholders and our Company
While the changes in the Tax Cuts and Jobs Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Internal Revenue Code may have unanticipated effects on us or our shareholders. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be reviewed in subsequent tax legislation. It is not clear when Congress will address these issues or when the IRS will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.
As a result of the changes to U.S. federal tax laws implemented by the Tax Cuts and Jobs Act, our taxable income and the amount of distributions to our shareholders required in order to maintain our REIT status, and our relative tax advantage as a REIT, may significantly change. The long-term impact of the Tax Cuts and Jobs Act on the overall economy, government revenues, our tenants, us, and the real estate industry cannot be reliably predicted at this early stage of the new law's implementation. Furthermore, the Tax Cuts and Jobs Act may negatively impact certain of our tenants' operating results, financial condition and future business plans. There can be no assurance that the Tax Cuts and Jobs Act will not negatively impact our operating results, financial condition and future business operations.
Future changes to tax laws may adversely affect us either directly through changes to the taxation of the Company, our subsidiaries or our shareholders or indirectly through changes which adversely affect our tenants. These changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Not all states automatically conform to changes in the Internal Revenue Code. Some states use the legislative process to decide whether it is in their best interests to conform or not to various provisions of the Internal Revenue Code. This could increase the complexity of our compliance efforts, increase compliance costs, and may subject us to additional taxes and audit risk.
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

•
Interests in Other Entities; Policies of the Board of Directors – Certain Property tenants are affiliated with members of our senior management. Our Bylaws provide that any contract or transaction between us or the Operating Partnership and one or more of our directors or officers, or between us or the Operating Partnership and any other entity in which one or more of our directors or officers are directors or officers or have a financial interest, must be approved by our disinterested directors or stockholders after the material facts of the relationship or interest of the contract or transaction are disclosed or are known to them. Our code of business conduct and ethics also contains provisions governing the approval of certain transactions involving the Company and employees (or immediate family members of employees, as defined therein) that are not subject to the provision of the Bylaws described above. Such transactions are also subject to the Company's related party transactions policy in the manner and to the extent detailed in the proxy statement filed with the SEC for the Company's 2017 annual meeting. Nevertheless, these affiliations could create conflicts between the interests of these members of senior management and the interests of the Company, our shareholders and the Operating Partnership in relation to any transactions between us and any of these entities.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 for additional information pertaining to the Properties’ performance.
Malls
We owned a controlling interest in 60 Malls and non-controlling interests in 8 Malls as of December 31, 2017.  The Malls are primarily located in middle markets and generally have strong competitive positions because they are the only, or the dominant, regional mall in their respective trade areas. The Malls are generally anchored by two or more department stores and a wide variety of mall stores. Anchor tenants own or lease their stores and non-anchor stores lease their locations. Additional freestanding stores and restaurants that either own or lease their stores are typically located along the perimeter of the Malls' parking areas.
We classify our regional Malls into three categories:

(1)	Stabilized Malls - Malls that have completed their initial lease-up and have been open for more than three complete calendar years.

(2)
Non-stabilized Malls - Malls that are in their initial lease-up phase. After three complete calendar years of operation, they are reclassified on January 1 of the fourth calendar year to the Stabilized Mall category. The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Laredo were classified as Non-stabilized Malls as of December 31, 2017. The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Atlanta were classified as Non-stabilized Malls as of December 31, 2016.

(3)	Excluded Malls - We exclude Malls from our core portfolio if they fall in the following categories, for which operational metrics are excluded:

a.
Lender Malls - Properties for which we are working or intend to work with the lender on a restructure of the terms of the loan secured by the Property or convey the secured Property to the lender. Acadiana Mall was classified as a Lender Mall as of December 31, 2017. Chesterfield Mall, Midland Mall and Wausau Center were classified as Lender Malls as of December 31, 2016. The foreclosure process was completed and these three Lender Malls were conveyed to their respective lenders in 2017. See Note 4 to the consolidated financial statements for more information. Lender Malls are excluded from our same-center pool as decisions made while in discussions with the lender may lead to metrics that do not provide relevant information related to the condition of these Properties or they may be under cash management agreements with the respective servicers.

b.
Repositioning Malls - Malls that are currently being repositioned or where we have determined that the current format of the Property no longer represents the best use of the Property and we are in the process of evaluating alternative strategies for the Property. This may include major redevelopment or an alternative retail or non-retail format, or after evaluating alternative strategies for the Property, we may determine that the Property no longer meets our criteria for long-term investment. The steps taken to reposition these Properties, such as signing tenants to short-term leases, which are not included in occupancy percentages, or leasing to regional or local tenants, which typically do not report sales, may lead to metrics which do not provide relevant information related to the condition of these Properties. Therefore, traditional performance measures, such as occupancy percentages and leasing metrics, exclude Repositioning Malls. As of December 31, 2017 and December 31, 2016, Cary Towne Center and Hickory Point Mall were classified as Repositioning Malls.

c.
Minority Interest Malls - Malls in which we have a 25% or less ownership interest. As of December 31, 2017, we had one Mall classified as a Minority Interest Mall, Triangle Town Center. As of December 31, 2016, River Ridge Mall and Triangle Town Center were classified in the Minority Interest Mall category. We sold our 25% interest in River Ridge Mall to our joint venture partner in the third quarter of 2017. See Note 5 to the consolidated financial statements for more information on this unconsolidated affiliate.

We own the land underlying each Mall in fee simple interest, except for Brookfield Square, Cross Creek Mall, Dakota Square Mall, EastGate Mall, Meridian Mall, St. Clair Square, Stroud Mall and WestGate Mall. We lease all or a portion of the land at each of these Malls subject to long-term ground leases.
The following table sets forth certain information for each of the Malls as of December 31, 2017 (dollars in thousands except for sales per square foot amounts):

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center SF (1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors (5)
TIER 1 Sales ≥ $375 or more per square foot
Coastal Grand (6) Myrtle Beach, SC	2004	2007	50%	1,036,835	341,136	$381	98%	Bed Bath & Beyond, Belk, Cinemark, Dick's Sporting Goods, Dillard's, H&M, JC Penney, Sears
CoolSprings Galleria (6) Nashville, TN	1991	2015	50%	1,164,923	429,577	526	95%	Belk Men's & Kid's, Belk Women's & Home, Dillard's, H&M, JC Penney, King's Dining & Entertainment, Macy's
Cross Creek Mall Fayetteville, NC	1975/2003	2013	100%	1,022,590	318,455	479	100%	Belk, H&M, JC Penney, Macy's, Sears
Fayette Mall Lexington, KY	1971/2001	2014	100%	1,158,006	459,729	542	93%	Dick's Sporting Goods, Dillard's, H&M, JC Penney, Macy's
Friendly Center and The Shops at Friendly (6) Greensboro, NC	1957/ 2006/ 2007	2016	50%	1,345,194	608,101	487	95%	Barnes & Noble, BB&T, Belk, Belk Home Store, The Grande Cinemas, Harris Teeter, Macy's, O2 Fitness (7), REI, Sears, Whole Foods
Hamilton Place Chattanooga, TN	1987	2016	90%	1,153,923	324,301	400	99%	Barnes & Noble, Belk for Men, Kids & Home, Belk for Women, Dillard's for Men, Kids & Home, Dillard's for Women, Forever 21, H&M, JC Penney, Sears
Jefferson Mall Louisville, KY	1978/2001	1999	100%	885,782	225,078	384	96%	Dillard's, H&M, JC Penney, former Macy's, Ross, Sears

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center SF (1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot (3)		Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors (5)
Mall del Norte Laredo, TX	1977/2004	1993	100%	1,207,539	396,656	444		94%	Beall's, Cinemark, Dillard's, Foot Locker, Forever 21, H&M, JC Penney, Joe Brand, Macy's, Macy's Home Store, Sears
Northwoods Mall North Charleston, SC	1972/2001	1995	100%	778,445	255,043	381		92%	Belk, Books-A-Million, Burlington (8), Dillard's, JC Penney, Planet Fitness
Oak Park Mall (6) Overland Park, KS	1974/2005	1998	50%	1,599,247	437,670	447		93%	Academy Sports & Outdoors, Barnes & Noble, Dillard's for Women, Dillard's for Men, Children & Home, Forever 21, H&M, JC Penney, Macy's, Nordstrom
The Outlet Shoppes at Atlanta Woodstock, GA	2013	2015	75%	404,906	380,099	425		90%	Saks Fifth Ave OFF 5TH
The Outlet Shoppes at El Paso El Paso, TX	2007/2012	2014	75%	433,046	411,007	403		99%	H&M
The Outlet Shoppes of the Bluegrass Simpsonville, KY	2014	2015	65%	428,072	381,372	418	*	96%	H&M, Saks Fifth Ave OFF 5TH
St. Clair Square (9) Fairview Heights, IL	1974/1996	1993	100%	1,076,904	299,649	375		95%	Dillard's, JC Penney, Macy's, Sears
Sunrise Mall Brownsville, TX	1979/2003	2015	100%	804,965	240,208	384		97%	A'GACI, Beall's, Cinemark, Dick's Sporting Goods, Dillard's, JC Penney, Sears
West County Center (6) Des Peres, MO	1969/2007	2002	50%	1,196,599	414,178	502		97%	Barnes & Noble, Dick's Sporting Goods, Forever 21, JC Penney, Macy's, Nordstrom
West Towne Mall Madison, WI	1970/2001	2013	100%	855,103	310,167	451		96%	Boston Store, Dave & Buster's (10), Dick's Sporting Goods, Forever 21, JC Penney, Sears (10), Total Wine (10)
Total Tier 1 Malls				16,552,079	6,232,426	$447		96%

TIER 2 Sales ≥ $300 to < $375 per square foot
Arbor Place Atlanta (Douglasville), GA	1999	N/A	100%	1,161,931	307,501	$358		98%	Bed Bath & Beyond, Belk, Dillard's, Forever 21, H&M, JC Penney, Macy's, Regal Cinemas, Sears
Asheville Mall Asheville, NC	1972/1998	2000	100%	973,344	265,440	365		93%	Barnes & Noble, Belk, Dillard's for Men, Children & Home, Dillard's for Women, H&M, JC Penney, Sears

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center SF (1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors (5)
Burnsville Center Burnsville, MN	1977/1998	N/A	100%	1,045,714	389,909	320	80%	Dick's Sporting Goods, Gordmans, H&M, JC Penney, Macy's, former Sears
CherryVale Mall Rockford, IL	1973/2001	2007	100%	844,383	329,798	320	98%	Barnes & Noble, Bergner's, JC Penney, Macy's, Sears
Dakota Square Mall Minot, ND	1980/2012	2016	100%	804,045	174,339	315	99%	AMC Theatres, Barnes & Noble, Herberger's, JC Penney, KJ's Fresh Market, Scheels, former Sears, Sleep Inn & Suites - Splashdown Dakota Super Slides, Target, T.J. Maxx
East Towne Mall Madison, WI	1971/2001	2004	100%	801,248	211,959	325	93%	Barnes & Noble, Boston Store, Dick's Sporting Goods, Gordmans, Flix Brewhouse (11), H&M, JC Penney, Sears
EastGate Mall (12) Cincinnati, OH	1980/2003	1995	100%	847,550	266,947	365	88%	Dillard's, JC Penney, Kohl's, Sears
Frontier Mall Cheyenne, WY	1981	1997	100%	524,061	179,191	332	91%	AMC Theatres, Dillard's for Women, Dillard's for Men, Kids & Home, JC Penney, Planet Fitness (13), Sears
Governor's Square (6) Clarksville, TN	1986	1999	47.5%	686,868	239,986	366	92%	AMC Theatres, Belk, Dick's Sporting Goods, Dillard's, JC Penney, Ross, Sears
Greenbrier Mall Chesapeake, VA	1981/2004	2004	100%	897,067	269,825	344	92%	Dillard's, GameWorks, H&M, JC Penney, Macy's, Sears
Hanes Mall Winston-Salem, NC	1975/2001	1990	100%	1,499,645	498,519	370	94%	Belk, Dick's Sporting Goods, Dillard's, Encore, H&M, JC Penney, Macy's, Sears
Harford Mall Bel Air, MD	1973/2003	2007	100%	505,487	181,311	334	95%	Encore, Macy's, Sears
Honey Creek Mall Terre Haute, IN	1968/2004	1981	100%	676,327	184,812	323	82%	Carson's, Encore, JC Penney, Macy's, Sears
Imperial Valley Mall El Centro, CA	2005	N/A	100%	826,623	213,536	342	88%	Cinemark, Dillard's, JC Penney, Kohl's, Macy's, Sears
Kirkwood Mall Bismarck, ND	1970/2012	2017	100%	860,914	257,050	308	90%	H&M, Herberger's, Keating Furniture, JC Penney, Scheels, Target
Laurel Park Place Livonia, MI	1989/2005	1994	100%	492,368	193,558	331	94%	Carson's, Von Maur
Layton Hills Mall Layton, UT	1980/2006	1998	100%	482,094	212,648	361	98%	Dick's Sporting Goods, Dillard's, JC Penney

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center SF (1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot (3)		Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors (5)
Mayfaire Town Center Wilmington, NC	2004/2015	2017	100%	635,408	318,289	361		91%	Barnes & Noble, Belk, The Fresh Market, former HH Gregg, H&M, Michaels, Regal Cinemas
Meridian Mall (14) Lansing, MI	1969/1998	2001	100%	943,904	290,775	308		90%	Bed Bath & Beyond, Dick's Sporting Goods, H&M, JC Penney, Launch Trampoline Park (15), Macy's, Planet Fitness, Schuler Books & Music, Younkers for Her, Younkers Men, Kids & Home
Northgate Mall Chattanooga, TN	1972/2011	2014	100%	796,254	187,063	306		90%	AMC Theatres, Belk, Burlington, former JC Penney, Michaels, Ross, Sears, T.J. Maxx
Northpark Mall Joplin, MO	1972/2004	1996	100%	950,860	275,136	321		86%	Dunham's Sports, H&M, JC Penney, Jo-Ann Fabrics & Crafts, Macy's Children's & Home, Macy's Women's & Men's, Regal Cinemas, Sears, Tilt, T.J. Maxx, Vintage Stock
Old Hickory Mall Jackson, TN	1967/2001	1994	100%	542,004	164,909	374		76%	Belk, JC Penney, Macy's, Sears
The Outlet Shoppes at Laredo Laredo, TX	2017	N/A	65%	358,122	315,375	N/A	*	79%	H&M, Nike Factory Store
Park Plaza Little Rock, AR	1988/2004	N/A	100%	563,504	208,744	330		91%	Dillard's for Men & Children, Dillard's for Women & Home, Forever 21, H&M, U.S. Bank
Parkdale Mall Beaumont, TX	1972/2001	2014	100%	1,286,266	314,426	347		87%	former Ashley HomeStore, Beall's, Dillard's, JC Penney, H&M, Kaplan College, former Macy's (16), Marshall's, Michaels, Regal Cinemas, Sears, 2nd & Charles, Tilt Studio, XXI Forever
Parkway Place Huntsville, AL	1957/1998	2002	100%	648,271	279,093	367		93%	Belk, Dillard's
Pearland Town Center (17) Pearland, TX	2008	N/A	100%	686,252	328,665	336		98%	Barnes & Noble, Dick's Sporting Goods, Dillard's, Macy's
Post Oak Mall College Station, TX	1982	1985	100%	788,240	300,715	356		91%	Beall's, Dillard's Men & Home, Dillard's Women & Children, Encore, JC Penney, Macy's, Sears
Richland Mall Waco, TX	1980/2002	1996	100%	693,450	191,872	365		99%	Beall's, Dick's Sporting Goods (18), Dillard's for Men, Kids & Home, Dillard's for Women, JC Penney, Sears

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center SF (1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors (5)
South County Center St. Louis, MO	1963/2007	2001	100%	1,022,737	310,514	349	88%	Dick's Sporting Goods, Dillard's, JC Penney, Macy's, Sears
Southpark Mall Colonial Heights, VA	1989/2003	2007	100%	672,941	229,681	365	94%	Dick's Sporting Goods, JC Penney, Macy's, Regal Cinemas, Sears
Turtle Creek Mall Hattiesburg, MS	1994	1995	100%	845,571	192,184	344	92%	At Home, Belk, Dillard's, JC Penney, Sears, Southwest Theaters, Stein Mart
Valley View Mall Roanoke, VA	1985/2003	2007	100%	864,373	337,613	359	100%	Barnes & Noble, Belk, JC Penney, Macy's, Macy's for Home & Children, Sears
Volusia Mall Daytona Beach, FL	1974/2004	2013	100%	1,081,061	240,228	351	97%	Dillard's for Men & Home, Dillard's for Women, Dillard's for Juniors & Children, H&M, JC Penney, Macy's, Sears
WestGate Mall (19) Spartanburg, SC	1975/1995	1996	100%	954,774	245,015	342	83%	Bed Bath & Beyond, Belk, Dick's Sporting Goods, Dillard's, H&M, JC Penney, Regal Cinemas, Sears
Westmoreland Mall Greensburg, PA	1977/2002	1994	100%	978,559	318,580	314	92%	Bon-Ton, H&M, JC Penney, Macy's, Macy's Home Store, Old Navy, Sears
York Galleria York, PA	1989/1999	N/A	100%	757,780	225,854	341	84%	Bon-Ton, Boscov's, Gold's Gym, H&M, Marshalls (20), Sears
Total Tier 2 Malls				30,000,000	9,651,060	$343	91%

TIER 3 Sales < $300 per square foot
Alamance Crossing Burlington, NC	2007	2011	100%	904,704	255,174	$264	78%	Barnes & Noble, Belk, BJ's Wholesale Club, Carousel Cinemas, Dick's Sporting Goods, Dillard's, Hobby Lobby, JC Penney, Kohl's
Brookfield Square (21) Brookfield, WI	1967/2001	2008	100%	997,820	299,746	297	94%	Barnes & Noble, Boston Store, H&M, JC Penney, Sears
Eastland Mall Bloomington, IL	1967/2005	N/A	100%	751,420	221,397	282	97%	Bergner's, H&M (22), Kohl's, former Macy's, Planet Fitness (22), Sears
Janesville Mall Janesville, WI	1973/1998	1998	100%	600,137	170,619	243	91%	Boston Store, Dick's Sporting Goods, Kohl's, Sears
Kentucky Oaks Mall (6) Paducah, KY	1982/2001	1995	50%	886,055	319,363	243	84%	Best Buy, Dick's Sporting Goods, Dillard's, Dillard's Home Store, Elder-Beerman, JC Penney, former Sears, Vertical Trampoline Park

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center SF (1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors (5)
Mid Rivers Mall St. Peters, MO	1987/2007	2015	100%	1,030,471	303,174	294	87%	Dick's Sporting Goods, Dillard's, H&M (23), JC Penney, Macy's, Marcus Wehrenberg Theatres, Sears, V-Stock
Monroeville Mall Pittsburgh, PA	1969/2004	2014	100%	983,952	445,455	262	87%	Barnes & Noble, Cinemark, Dick's Sporting Goods, Forever 21, H&M, JC Penney, Macy's
The Outlet Shoppes at Gettysburg Gettysburg, PA	2000/2012	N/A	50%	249,937	249,937	266	88%	None
Southaven Towne Center Southaven, MS	2005	2013	100%	559,497	184,545	296	83%	Bed Bath & Beyond, Dillard's, Gordmans, former HH Gregg, JC Penney
Stroud Mall (24) Stroudsburg, PA	1977/1998	2005	100%	414,331	129,848	277	90%	Bon-Ton, Cinemark, JC Penney, Sears
Total Tier 3 Malls				7,378,324	2,579,258	$272	88%

Total Mall Portfolio				53,930,403	18,462,744	$372	92%

Excluded Malls (25)
Lender Mall:
Acadiana Mall Lafayette, LA	1979/2005	2004	100%	991,339	299,076	N/A	N/A	Dillard's, JC Penney, Macy's, former Sears

Repositioning Malls:
Cary Towne Center Cary, NC	1979/2001	1993	100%	903,291	266,555	N/A	N/A	Belk, former Cary Towne Furniture, Dave & Buster's, Dillard's, JC Penney, IKEA (26)
Hickory Point Mall Forsyth, IL	1977/2005	N/A	100%	741,648	175,333	N/A	N/A	Bergner's, former Cohn Furniture, Encore, Hobby Lobby, Kohl's, Ross, former Sears, T.J. Maxx, Von Maur
Total Repositioning Malls				1,644,939	441,888

Minority Interest Mall
Triangle Town Center (6) Raleigh, NC	2002/2005	N/A	10%	1,255,434	429,345	N/A	N/A	Barnes & Noble, Belk, Dillard's, Macy's, Sak's Fifth Avenue, Sears
Total Excluded Malls				3,891,712	1,170,309
* Non-stabilized Mall - Mall Store Sales per Square Foot metrics are excluded from Mall Store Sales per Square Foot totals by tier and Mall portfolio totals. The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Laredo are non-stabilized malls. The Outlet Shoppes at Laredo opened in April 2017 and is included in Tier 2 based on a projection of 12-month sales.

(1)	Total center square footage includes square footage of shops, owned and leased attached Anchor and Junior Anchors locations and leased freestanding locations immediately adjacent to the center.

(2)	Excludes tenants over 20,000 square feet.

(3)	Totals represent weighted averages.

(4)	Includes tenants paying rent as of December 31, 2017.

(5)	Anchors and Junior Anchors listed are attached to the malls or are in freestanding locations adjacent to the malls.

(6)	This Property is owned in an unconsolidated joint venture.

(7)	Friendly Center - O2 Fitness is scheduled to open in 2018.

(8)	Northwoods Mall - Burlington and other shops are scheduled to open in 2018 in the former Sears space.

(9)
St. Clair Square - We are the lessee under a ground lease for 20 acres.  Assuming the exercise of available renewal options, at our election, the ground lease expires January 31, 2073.  The rental amount is $41 per year. In addition to base rent, the landlord receives 0.25% of Dillard's sales in excess of $16,200.

(10)	West Towne Mall - Half of the Sears space is under redevelopment by its third party owner for a Dave & Buster's store and Total Wine store, which are scheduled to open in 2018.

(11)	East Towne Mall - Flix Brewhouse is scheduled to open in 2018 in the former Steinhafels' space.

(12)	EastGate Mall - Ground rent for the Dillard's parcel that extends through January 2022 is $24 per year.

(13)	Frontier Mall - Planet Fitness is scheduled to open in 2018 in the former Sports Authority space.

(14)	Meridian Mall - We are the lessee under several ground leases in effect through March 2067, with extension options. Fixed rent is $19 per year plus 3% to 4% of all rent.

(15)	Meridian Mall - Launch Trampoline Park is scheduled to open in 2018 in the former Gordmans space.

(16)	Parkdale Mall - A lease to fill the former Macy's space is out for signature. Construction is expected to begin in 2018.

(17)
Pearland Town Center is a mixed-use center which combines retail, hotel, office and residential components.  For segment reporting purposes, the retail portion of the center is classified in Malls and the office portion, hotel and residential portions are classified as All Other.

(18)	Richland Mall - Dick's Sporting Goods is scheduled to open in 2018 in the former Forever 21 space.

(19)
WestGate Mall - We are the lessee under several ground leases for approximately 53% of the underlying land.  Assuming the exercise of renewal options available, at our election, the ground lease expires October 2024.  The rental amount is $130 per year.  In addition to base rent, the landlord receives 20% of the percentage rents collected.  We have a right of first refusal to purchase the fee.

(20)	York Galleria - Marshalls is scheduled to open in 2018 in the upper level of the former JC Penney space.

(21)	Brookfield Square - The annual ground rent for 2017 was $305.

(22)	Eastland Mall - H&M, Planet Fitness and Outback Steakhouse are scheduled to open in 2018 in the former JC Penney space.

(23)	Mid Rivers Mall - H&M is scheduled to open in 2018.

(24)
Stroud Mall - We are the lessee under a ground lease, which extends through July 2089.  The current rental amount is $60 per year, increasing by $10 every ten years through 2059.  An additional $100 is paid every ten years.

(25)	Operational metrics are not reported for Excluded Malls.

(26)	Cary Towne Center - IKEA is scheduled to open in 2020 in the former Sears and Macy's spaces.
Mall Stores
The Malls have approximately 5,789 Mall stores. National and regional retail chains (excluding local franchises) lease approximately 78.4% of the occupied Mall store GLA. Although Mall stores occupy only 33.0% of the total Mall GLA (the remaining 67.0% is occupied by Anchors and Junior Anchors and a minor percentage is vacant), the Malls received 83.9% of their revenues from Mall stores for the year ended December 31, 2017.
Mall Lease Expirations
The following table summarizes the scheduled lease expirations for mall stores as of December 31, 2017:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2018	888	$103,148,000	2,569,000	$40.15	15.7%	16.7%
2019	722	87,008,000	2,183,000	39.86	13.2%	14.1%
2020	631	79,500,000	2,012,000	39.51	12.1%	13.0%
2021	526	69,431,000	1,551,000	44.77	10.5%	10.0%
2022	472	66,706,000	1,564,000	42.65	10.1%	10.1%
2023	390	66,039,000	1,390,000	47.51	10.0%	9.0%

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2024	373	55,102,000	1,305,000	42.22	8.4%	8.4%
2025	289	46,962,000	974,000	48.22	7.1%	6.3%
2026	274	45,214,000	1,081,000	41.83	6.9%	7.0%
2027	221	39,256,000	842,000	46.62	6.0%	5.4%

(1)	Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2017 for expiring leases that were executed as of December 31, 2017.

(2)
Total annualized gross rent, including recoverable CAM expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2017.

(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2017.
See page 59 for a comparison between rents on leases that expired in the current reporting period compared to rents on new and renewal leases executed in 2017. For comparable spaces under 10,000-square-feet, we leased approximately 2.1 million square feet with stabilized mall leasing spreads averaging a decline of 5.4%, including positive spreads on new leases of 9.0% and renewal spreads declining an average of 8.7%. We expect renewal spreads to remain negative for the next several quarters as we work through maturing leases with struggling retailers as well as retailers in bankruptcy where we are negotiating occupancy cost reductions to minimize store closures. Page 59 includes new and renewal leasing activity as of December 31, 2017 with commencement dates in 2017 and 2018.
Mall Tenant Occupancy Costs
Occupancy cost is a tenant’s total cost of occupying its space, divided by its sales. Mall store sales represent total sales amounts received from reporting tenants with space of less than 10,000 square feet.  The following table summarizes tenant occupancy costs as a percentage of total Mall store sales, excluding license agreements, for each of the past three years:

	Year Ended December 31, (1)
	2017	2016	2015
Mall store sales (in millions)	$4,713	$5,110	$5,778
Minimum rents	8.95%	8.64%	8.46%
Percentage rents	0.45%	0.45%	0.55%
Tenant reimbursements (2)	3.74%	3.66%	3.63%
Mall tenant occupancy costs	13.14%	12.75%	12.64%

(1)	In certain cases, we own less than a 100% interest in the Malls. The information in this table is based on 100% of the applicable amounts and has not been adjusted for our ownership share.

(2)	Represents reimbursements for real estate taxes, insurance, CAM charges, marketing and certain capital expenditures.
Debt on Malls
Please see the table entitled “Mortgage Loans Outstanding at December 31, 2017” included herein for information regarding any liens or encumbrances related to our Malls.
Other Property Types
Other property types include the following three categories:

(1)
Associated Centers - Retail properties that are adjacent to a regional mall complex and include one or more Anchors, or big box retailers, along with smaller tenants. Anchor tenants typically include tenants such as T.J. Maxx, Target, Kohl’s and Bed Bath & Beyond.  Associated Centers are managed by the staff at the Mall since it is adjacent to and usually benefits from the customers drawn to the Mall.

(2)
Community Centers - Designed to attract local and regional area customers and are typically anchored by a combination of supermarkets, or value-priced stores that attract shoppers to each center’s small shops. The tenants at our Community Centers typically offer necessities, value-oriented and convenience merchandise.

(3) Office Buildings
See Note 1 to the consolidated financial statements for additional information on the number of consolidated and unconsolidated Properties in each of the above categories category related to our other property types.
The following tables set forth certain information for each of our other property types at December 31, 2017:

Property / Location	Property Type	Year of Opening/ Most Recent Expansion	Company's Ownership	Total Center SF (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors & Junior Anchors
840 Greenbrier Circle Chesapeake, VA	Office	1983	100%	50,820	50,820	82%	None
850 Greenbrier Circle Chesapeake, VA	Office	1984	100%	81,318	81,318	100%	None
Ambassador Town Center (4) Lafayette, LA	Community Center	2016	65%	265,323	265,323	100%	Dick's Sporting Goods / Field & Stream, Nordstrom Rack, Marshalls
Annex at Monroeville Pittsburgh, PA	Associated Center	1986	100%	186,367	186,367	100%	Burlington, Steel City Indoor Karting
CBL Center (5) Chattanooga, TN	Office	2001	92%	130,658	130,658	100%	None
CBL Center II (5) Chattanooga, TN	Office	2008	92%	73,043	73,043	100%	None
Coastal Grand Crossing (4) Myrtle Beach, SC	Associated Center	2005	50%	37,234	37,234	100%	PetSmart
CoolSprings Crossing Nashville, TN	Associated Center	1992	100%	304,851	78,830	99%	Former HH Gregg (6), JumpStreet (6), Target (7), Toys R Us (7)
Courtyard at Hickory Hollow Nashville, TN	Associated Center	1979	100%	68,438	68,438	100%	AMC Theatres
The Forum at Grandview Madison, MS	Community Center	2010/2016	75%	216,144	216,144	100%	Best Buy, Dick’s Sporting Goods, HomeGoods, Michaels, Stein Mart
Fremaux Town Center (4) Slidell, LA	Community Center	2014/2015	65%	603,839	473,339	97%	Best Buy, Dick's Sporting Goods, Dillard's, Kohl's, LA Fitness, Michaels, T.J. Maxx
Frontier Square Cheyenne, WY	Associated Center	1985	100%	186,552	16,527	100%	Ross (8), Target (7), T.J. Maxx (8)
Governor's Square Plaza (4) Clarksville, TN	Associated Center	1985/1988	50%	214,737	71,809	100%	Bed Bath & Beyond, Jo-Ann Fabrics & Crafts, Target (7)
Gulf Coast Town Center Ft. Myers, FL	Community Center	2005/2007	100%	78,851	78,851	100%	Dick's Sporting Goods
Gunbarrel Pointe Chattanooga, TN	Associated Center	2000	100%	273,913	147,913	99%	Earthfare, Kohl's, Target (7)
Hamilton Corner Chattanooga, TN	Associated Center	1990/2005	90%	67,301	67,301	96%	None
Hamilton Crossing Chattanooga, TN	Associated Center	1987/2005	92%	191,945	98,832	100%	HomeGoods (9), Michaels (9), T.J. Maxx, Toys R Us (7)
Hammock Landing (4) West Melbourne, FL	Community Center	2009/2015	50%	562,681	334,714	87%	Academy Sports, AMC Theatres, former HH Gregg, Kohl's (4), Marshalls, Michaels, Ross, Target (4)
Harford Annex Bel Air, MD	Associated Center	1973/2003	100%	107,656	107,656	100%	Best Buy, Office Depot, PetSmart

Property / Location	Property Type	Year of Opening/ Most Recent Expansion	Company's Ownership	Total Center SF (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors & Junior Anchors
The Landing at Arbor Place Atlanta (Douglasville), GA	Associated Center	1999	100%	162,960	113,719	87%	Ben's Furniture and Antiques, Ollie's Bargain Outlet, Toys R Us (7)
Layton Hills Convenience Center Layton, UT	Associated Center	1980	100%	90,066	90,066	94%	Bed Bath & Beyond
Layton Hills Plaza Layton, UT	Associated Center	1989	100%	18,808	18,808	100%	None
Parkdale Crossing Beaumont, TX	Associated Center	2002	100%	80,064	80,064	100%	Barnes & Noble
Parkway Plaza Fort Oglethorpe, GA	Community Center	2015	100%	134,047	134,047	100%	Hobby Lobby, Marshalls, Ross
The Pavilion at Port Orange (4) Port Orange, FL	Community Center	2010	50%	398,031	398,031	97%	Belk, Regal Cinemas, Marshalls, Michaels
Pearland Office Pearland, TX	Office	2009	100%	65,843	65,843	96%	None
The Plaza at Fayette Lexington, KY	Associated Center	2006	100%	215,745	215,745	95%	Cinemark, Gordmans
The Promenade D'Iberville, MS	Community Center	2009/2014	85%	616,014	399,054	99%	Ashley Furniture HomeStore, Bed Bath & Beyond, Best Buy, Dick's Sporting Goods, Kohl's (7), Marshalls, Michaels, Ross, Target (7)
The Shoppes at Hamilton Place Chattanooga, TN	Associated Center	2003	92%	131,274	131,274	89%	Bed Bath & Beyond, Marshalls, Ross
The Shoppes at St. Clair Square Fairview Heights, IL	Associated Center	2007	100%	84,383	84,383	100%	Barnes & Noble
Statesboro Crossing Statesboro, GA	Community Center	2008/2015	50%	146,981	146,981	100%	Hobby Lobby, T.J. Maxx
Sunrise Commons Brownsville, TX	Associated Center	2001	100%	104,126	104,126	100%	Marshalls, Ross
The Terrace Chattanooga, TN	Associated Center	1997	92%	158,175	158,175	100%	Academy Sports, Party City
West Towne Crossing Madison, WI	Associated Center	1980	100%	411,013	146,465	100%	Barnes & Noble, Best Buy, Kohl's (7), Metcalf's Markets (7), Nordstrom Rack, Office Max (7), Shopko (7)
WestGate Crossing Spartanburg, SC	Associated Center	1985/1999	100%	158,262	158,262	99%	Big Air Trampoline Park, Hamricks, Jo-Ann Fabrics & Crafts
Westmoreland Crossing Greensburg, PA	Associated Center	2002	100%	281,293	281,293	100%	AMC Theatres, Dick's Sporting Goods, Levin Furniture, Michaels (10), T.J. Maxx (10)
York Town Center (4) York, PA	Associated Center	2007	50%	282,882	232,882	99%	Bed Bath & Beyond, Best Buy, Christmas Tree Shops, Dick's Sporting Goods, Ross, Staples
Total Other Property Types				7,241,638	5,544,335	97%

(1)	Total center square footage includes square footage of shops, owned and leased attached Anchor and Junior Anchor locations and leased freestanding locations immediately adjacent to the center.

(2)	Includes leasable Anchors and Junior Anchors.

(3)	Includes tenants paying rent as of December 31, 2017, including leased Anchors.

(4)	This Property is owned in an unconsolidated joint venture.

(5)
We own a 92% interest in the CBL Center office buildings, with an aggregate square footage of approximately 204,000 square feet, where our corporate headquarters is located. As of December 31, 2017, we occupied 71.4% of the total square footage of the buildings.

(6)	CoolSprings Crossing - Space is owned by Next Realty, LLC. This space is subleased to JumpStreet and the former HH Gregg space is vacant.

(7)	Owned by the tenant.

(8)	Frontier Square - Space is owned by 1639 11th Street Associates and subleased to Ross and T.J. Maxx.

(9)	Hamilton Crossing - Space is owned by Agree Limited Partnership and subleased to HomeGoods and Michaels.

(10)	Westmoreland Crossing - Space is owned by Schottenstein Property Group and subleased to Michaels and T.J. Maxx.
Other Property Types Lease Expirations
The following table summarizes the scheduled lease expirations for tenants in occupancy at Other Property Types as of December 31, 2017:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2018	39	$4,788,000	250,000	$19.15	5.8%	5.6%
2019	66	8,234,000	442,000	18.63	9.9%	9.9%
2020	105	14,995,000	804,000	18.65	18.0%	18.1%
2021	53	10,219,000	612,000	16.70	12.3%	13.8%
2022	50	9,860,000	591,000	16.68	11.8%	13.3%
2023	37	6,911,000	380,000	18.19	8.3%	8.5%
2024	29	6,334,000	341,000	18.57	7.6%	7.7%
2025	37	8,519,000	461,000	18.48	10.2%	10.4%
2026	45	7,833,000	349,000	22.44	9.4%	7.8%
2027	27	5,538,000	217,000	25.52	6.7%	4.9%

(1)	Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2017 for expiring leases that were executed as of December 31, 2017.

(2)
Total annualized gross rent, including recoverable CAM expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2017.

(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2017.
Debt on Other Property Types
Please see the table entitled “Mortgage Loans Outstanding at December 31, 2017” included herein for information regarding any liens or encumbrances related to our Other Property Types.
Anchors and Junior Anchors
Anchors and Junior Anchors are an important factor in a Property’s successful performance. However, we believe that the number of traditional department store anchors will decline over time, providing us the opportunity to redevelop these spaces to attract new uses such as restaurants, entertainment, fitness centers and lifestyle retailers that engage consumers and encourage them to spend more time at our Properties. Anchors are generally a department store or, increasingly, other large format retailers, whose merchandise appeals to a broad range of shoppers and plays a significant role in generating customer traffic and creating a desirable location for the Property's tenants.
Anchors and Junior Anchors may own their stores and the land underneath, as well as the adjacent parking areas, or may enter into long-term leases with respect to their stores. Rental rates for Anchor tenants are significantly lower than the rents charged to non-anchor tenants. Total rental revenues from Anchors and Junior Anchors accounted for 14.1% of the total revenues from our Properties in 2017. Each Anchor and Junior Anchor that owns its store has entered into an operating and reciprocal easement agreement with us covering items such as operating covenants, reciprocal easements, property operations, initial construction and future expansion.

During 2017, we added the following Anchors and Junior Anchors to our Properties, as listed below:

Name	Property	Location
Ben's Furniture and Antiques	The Landing at Arbor Place	Douglasville, GA
Dick's Sporting Goods	Pearland Town Center	Pearland, TX
Dillard's	Layton Hills Mall	Layton, UT
Gold's Gym	York Galleria	York, PA
H&M	East Towne Mall	Madison, WI
H&M	Greenbrier Mall	Chesapeake, VA
H&M	Hamilton Place	Chattanooga, TN
H&M	Mayfaire Town Center	Wilmington, NC
H&M	Northpark Mall	Joplin, MO
H&M	The Outlet Shoppes at Laredo	Laredo, TX
H&M	Park Plaza	Little Rock, AR
H&M	WestGate Mall	Spartanburg, SC
Jo-Ann Fabrics & Crafts	Governor's Square Plaza	Clarksville, TN
Nike Factory Store	The Outlet Shoppes at Laredo	Laredo, TX
Ollie's Bargain Outlet	The Landing at Arbor Place	Douglasville, GA
T.J. Maxx	Dakota Square Mall	Minot, ND
T.J. Maxx	Hickory Point Mall	Forsyth, IL
Tilt Studio	Parkdale Mall	Beaumont, TX
As of December 31, 2017, the Properties had a total of 484 Anchors and Junior Anchors, including 11 vacant Anchor and Junior Anchor locations, and excluding Anchors and Junior Anchors at our Excluded Malls. The Anchors and Junior Anchors and the amount of GLA leased or owned by each as of December 31, 2017 is as follows:

	Number of Stores				Gross Leasable Area
	Leased	Anchor Owned		Total	Leased	Anchor Owned		Total
Anchor/Junior Anchor		Owned	Ground Lease			Owned	Ground Lease
JC Penney	19	25	4	48	2,035,058	3,163,088	586,030	5,784,176
Sears (1)	15	20	5	40	2,181,792	2,751,021	747,267	5,680,080
Dillard's	5	36	3	44	583,049	4,878,936	559,612	6,021,597
Macy's (2)	12	18	3	33	1,389,205	2,847,163	658,378	4,894,746
Belk	6	13	3	22	568,799	1,807,861	258,105	2,634,765
Bon-Ton:
Bon-Ton	1	1	1	3	87,024	131,915	99,800	318,739
Bergner's	2	—	—	2	259,946	—	—	259,946
Boston Store	1	3	—	4	96,000	493,411	—	589,411
Carson's	2	—	—	2	219,190	—	—	219,190
Herberger's	2	—	—	2	144,968	—	—	144,968
Younkers	1	—	1	2	93,597	—	74,899	168,496
Elder-Beerman	1	—	—	1	60,092	—	—	60,092
Bon-Ton Subtotal	10	4	2	16	960,817	625,326	174,699	1,760,842
Academy Sports	2	—	—	2	136,129	—	—	136,129
A'GACI	1	—	—	1	28,000	—	—	28,000
AMC Theatres	5	—	1	6	191,414	—	56,255	247,669
Ashley HomeStore	1	—	—	1	20,000	—	—	20,000

	Number of Stores				Gross Leasable Area
	Leased	Anchor Owned		Total	Leased	Anchor Owned		Total
Anchor/Junior Anchor		Owned	Ground Lease			Owned	Ground Lease
At Home	—	1	—	1	—	124,700	—	124,700
Barnes & Noble	16	—	1	17	461,278	—	59,995	521,273
BB&T	—	1	—	1	—	60,000	—	60,000
Beall's	5	—	—	5	193,209	—	—	193,209
Bed Bath & Beyond	10	—	—	10	281,868	—	—	281,868
Ben's Furniture and Antiques	1	—	—	1	35,895	—	—	35,895
Best Buy	6	—	1	7	215,370	—	44,239	259,609
Big Air Trampoline Park	1	—	—	1	33,938	—	—	33,938
BJ's Wholesale Club	1	—	—	1	85,188	—	—	85,188
Books-A-Million	1	—	—	1	20,642	—	—	20,642
Boscov's	—	1	—	1	—	150,000	—	150,000
Burlington	2	—	—	2	140,980	—	—	140,980
Carousel Cinemas	1	—	—	1	52,000	—	—	52,000
Christmas Tree Shops	1	—	—	1	33,992	—	—	33,992
Cinemark	7	—	—	7	382,507	—	—	382,507
Dick's Sporting Goods	25	1	1	27	1,407,346	50,000	80,515	1,537,861
Dunham's Sports	1	—	—	1	80,551	—	—	80,551
Earth Fare	1	—	—	1	26,841	—	—	26,841
Encore	4	—	—	4	101,488	—	—	101,488
Foot Locker	1	—	—	1	22,847	—	—	22,847
The Fresh Market	1	—	—	1	21,442	—	—	21,442
GameWorks	1	—	—	1	21,295	—	—	21,295
Gold's Gym	1	—	—	1	30,664	—	—	30,664
Gordmans	4	—	—	4	216,339	—	—	216,339
The Grande Cinemas	—	—	1	1	—	—	60,400	60,400
H&M	29	—	—	29	637,255	—	—	637,255
Hamrick's	1	—	—	1	40,000	—	—	40,000
Harris Teeter	—	1	—	1	—	72,757	—	72,757
Hobby Lobby	2	—	1	3	105,000	—	52,500	157,500
HomeGoods	2	1	—	3	50,000	25,000	—	75,000
I. Keating Furniture	1	—	—	1	103,994	—	—	103,994
Jo-Ann Fabrics & Crafts	3	—	—	3	73,738	—	—	73,738
Joe Brand	1	—	—	1	29,413	—	—	29,413
JumpStreet	—	1	—	1	—	30,000	—	30,000
Kaplan College	1	—	—	1	30,294	—	—	30,294
King's Dining & Entertainment	1	—	—	1	22,678	—	—	22,678
KJ's Fresh Market	1	—	—	1	27,801	—	—	27,801
Kohl's	5	4	—	9	408,796	312,731	—	721,527
LA Fitness	1	—	—	1	41,000	—	—	41,000
Levin Furniture	1	—	—	1	55,314	—	—	55,314
Marcus Wehrenberg Theatres	1	—	—	1	56,000	—	—	56,000

	Number of Stores				Gross Leasable Area
	Leased	Anchor Owned		Total	Leased	Anchor Owned		Total
Anchor/Junior Anchor		Owned	Ground Lease			Owned	Ground Lease
Marshalls	7	—	—	7	210,050	—	—	210,050
Metcalf's Market	—	1	—	1	—	67,365	—	67,365
Michaels	6	1	1	8	130,501	25,000	25,000	180,501
Nike Factory Store	1	—	—	1	22,479	—	—	22,479
Nordstrom	—	—	2	2	—	—	385,000	385,000
Nordstrom Rack	1	—	1	2	25,303	—	30,750	56,053
Office Depot	1	—	—	1	23,425	—	—	23,425
OfficeMax	—	1	—	1	—	24,606	—	24,606
Old Navy	1	—	—	1	20,257	—	—	20,257
Ollie's Bargain Outlet	1	—	—	1	28,446	—	—	28,446
Party City	1	—	—	1	20,841	—	—	20,841
PetSmart	2	—	—	2	46,248	—	—	46,248
Planet Fitness	2	—	—	2	43,390	—	—	43,390
Regal Cinemas	4	1	—	5	211,725	57,853	—	269,578
REI	1	—	—	1	24,427	—	—	24,427
Ross	8	1	—	9	218,607	30,021	—	248,628
Saks Fifth Avenue OFF 5TH	2	—	—	2	49,365	—	—	49,365
Scheel's	2	—	—	2	200,536	—	—	200,536
2nd & Charles	1	—	—	1	23,538		—	23,538
Schuler Books & Music	1	—	—	1	24,116	—	—	24,116
Shopko	—	1	—	1	—	97,773	—	97,773
Sleep Inn & Suites	—	—	1	1	—	—	123,506	123,506
Southwest Theaters	1	—	—	1	29,830	—	—	29,830
Staples	1	—	—	1	20,388	—	—	20,388
Steel City Indoor Karting	1	—	—	1	64,135	—	—	64,135
Stein Mart	2	—	—	2	60,463	—	—	60,463
T.J. Maxx	4	1	1	6	110,558	28,081	25,000	163,639
Target	—	8	—	8	—	948,730	—	948,730
Tilt	2	—	—	2	64,658	—	—	64,658
Toys"R"Us	—	3	—	3	—	136,814	—	136,814
Vertical Trampoline Park	1	—	—	1	24,972	—	—	24,972
V-Stock / Vintage Stock	2	—	—	2	69,166	—	—	69,166
Von Maur	—	1	—	1	—	150,000	—	150,000
Whole Foods	—	1	—	1	—	34,320	—	34,320
XXI Forever / Forever 21	8	1	—	9	259,567	57,500	—	317,067

Vacant Anchor/Junior Anchor:
Vacant - former Ashley HomeStore	1	—	—	1	26,439	—	—	26,439
Vacant - former HH Gregg	3	1	—	4	90,911	30,000	—	120,911
Vacant - former JC Penney	—	1	—	1	—	173,124	—	173,124
Vacant - former Kmart	—	1	—	1	—	101,445	—	101,445

	Number of Stores				Gross Leasable Area
	Leased	Anchor Owned		Total	Leased	Anchor Owned		Total
Anchor/Junior Anchor		Owned	Ground Lease			Owned	Ground Lease
Vacant - former Macy's	—	2	—	2	—	273,374	—	273,374
Vacant - former Sears	1	2	—	3	81,296	279,036	—	360,332

Current Developments:
Burlington (3)	—	1	—	1	—	136,605	—	136,605
Dave & Buster's (4)	—	1	—	1	—	30,728	—	30,728
Dick's Sporting Goods (5)	1	—	—	1	24,647	—	—	24,647
Flix Brewhouse (6)	1	—	—	1	40,795	—	—	40,795
H&M (7)	1	—	—	1	37,725	—	—	37,725
Launch Trampoline Park (8)	1	—	—	1	50,041	—	—	50,041
Marshalls (9)	1	—	—	1	21,026	—	—	21,026
Planet Fitness (7) (10)	2	—	—	2	44,869	—	—	44,869
Total Wine (4)	—	1	—	1	—	25,000	—	25,000
Vacant - former Macy's (11)	—	1	—	1	—	171,267	—	171,267

Total Anchors/Junior Anchors	293	159	32	484	16,085,966	19,777,225	3,927,251	39,790,442

(1)	In 2017, we purchased five of the owned Sears' locations for future redevelopment. These stores were then leased back to Sears.

(2)	In 2017, we purchased four of the owned Macy's locations for future redevelopment.

(3)	Burlington and other shops are scheduled to open in the former Sears space at Northwoods Mall in 2018. The store is owned by Seritage Growth Properties.

(4)
A portion of the Sears store at West Towne Mall is being redeveloped into a Dave & Buster's and Total Wine shops, which are expected to open in 2018. Seritage Growth Properties owns the store and is executing the redevelopment.

(5)	Dick's Sporting Goods is under development and is scheduled to open in the former Forever 21 space at Richland Mall in 2018.

(6)	Flix Brewhouse is under development and is scheduled to open in the former Steinhafel's space at East Towne Mall in 2018.

(7)	A portion of the JC Penney space at Eastland Mall is being redeveloped into an H&M and Planet Fitness, which are expected to open in 2018.

(8)	Launch Trampoline Park is under development to open in the former Gordman's space at Meridian Mall in 2018.

(9)	Marshalls is under development and is scheduled to open in the upper level of the former JC Penney space at York Galleria in 2018.

(10)	Planet Fitness is under development and is scheduled to open in the former Sports Authority space at Frontier Mall in 2018.

(11)	A lease to fill the former Macy's space at Parkdale Mall is out for signature. Construction is expected to begin in 2018.
Mortgages Notes Receivable
We own seven mortgages, each of which is collateralized by either a first mortgage, a second mortgage or by assignment of 100% of the ownership interests in the underlying real estate and related improvements. The mortgages are more fully described on Schedule IV in Part IV of this report.
Mortgage Loans Outstanding at December 31, 2017 (in thousands):

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/17 (1)	2018 Annual Debt Service (2)	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity	Open to Prepayment Date (3)	Footnote
Consolidated Debt
Malls:
Acadiana Mall	100%	5.67%	$122,435	$870	Apr-17	—	$122,435	Open	(4)

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/17 (1)	2018 Annual Debt Service (2)	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity	Open to Prepayment Date (3)	Footnote
Alamance Crossing - East	100%	5.83%	46,337	3,589	Jul-21	—	43,046	Open
Arbor Place	100%	5.10%	111,448	7,948	May-22	—	100,861	Open
Asheville Mall	100%	5.80%	68,008	5,917	Sep-21	—	60,190	Open
Burnsville Center	100%	6.00%	69,615	6,417	Jul-20	—	63,589	Open
Cary Towne Center	100%	4.00%	46,716	1,869	Mar-19	Mar-21	46,716	Open	(5)
Cross Creek Mall	100%	4.54%	119,545	9,376	Jan-22	—	102,260	Open
EastGate Mall	100%	5.83%	35,635	3,613	Apr-21	—	30,155	Open
Fayette Mall	100%	5.42%	157,387	13,527	May-21	—	139,177	Open
Greenbrier Mall	100%	5.00%	70,801	6,438	Dec-19	Dec-20	64,801	Open	(6)
Hamilton Place	90%	4.36%	104,317	6,400	Jun-26	—	85,846	Open
Hickory Point Mall	100%	5.85%	27,446	1,606	Dec-18	Dec-19	27,446	Open	(7)
Honey Creek Mall	100%	8.00%	25,417	3,373	Jul-19	—	23,290	Open	(8)
Jefferson Mall	100%	4.75%	64,747	4,456	Jun-22	—	58,176	Open
Kirkwood Mall	100%	5.75%	37,295	905	Apr-18	—	37,109	Open	(9)
Northwoods Mall	100%	5.08%	66,544	4,743	Apr-22	—	60,292	Open
The Outlet Shoppes at Atlanta	75%	4.90%	74,700	5,095	Nov-23	—	65,036	Open
The Outlet Shoppes at Atlanta (Phase II)	75%	3.86%	4,707	314	Dec-19	—	4,454	Open	(10)	(11)
The Outlet Shoppes at El Paso (Phase II)	75%	4.11%	6,613	114	Apr-18	—	6,569	Open	(10)	(12)
The Outlet Shoppes at Gettysburg	50%	4.80%	38,354	1,963	Oct-25	—	33,172	Open
The Outlet Shoppes at Laredo	65%	4.01%	80,145	3,445	May-19	May-21	80,145	Open	(10)	(13)
The Outlet Shoppes of the Bluegrass	65%	4.05%	73,268	4,464	Dec-24	—	61,316	Open
The Outlet Shoppes of the Bluegrass (Phase II)	65%	3.86%	9,722	616	Jul-20	—	9,102	Open	(10)	(12)
Park Plaza	100%	5.28%	84,084	7,165	Apr-21	—	74,428	Open
Parkdale Mall & Crossing	100%	5.85%	81,108	7,241	Mar-21	—	72,447	Open
Parkway Place	100%	6.50%	35,608	3,403	Jul-20	—	32,661	Open
Southpark Mall	100%	4.85%	61,036	4,240	Jun-22	—	54,924	Open
Valley View Mall	100%	6.50%	55,107	5,267	Jul-20	—	50,547	Open
Volusia Mall	100%	8.00%	43,722	5,802	Jul-19	—	40,064	Open	(8)
WestGate Mall	100%	4.99%	34,991	2,803	Jul-22	—	29,670	Open
			1,856,858	132,979			1,679,924

Other Properties:
CBL Center	92%	5.00%	18,522	1,651	Jun-22	—	14,949	Open	(14)
Hamilton Crossing & Expansion	92%	5.99%	9,102	819	Apr-21	—	8,122	Open	(15)
Statesboro Crossing	50%	3.37%	10,836	247	Jun-18	—	10,774	Open	(10)	(16)
The Terrace	92%	7.25%	12,709	1,284	Jun-20	—	11,755	Open	(15)
			51,169	4,001			45,600

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/17 (1)	2018 Annual Debt Service (2)	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity	Open to Prepayment Date (3)	Footnote

Operating Partnership Debt:
Unsecured credit facilities
$500,000 capacity	100%	2.56%	—	—	Oct-19	Oct-20	—	Open	(17)
$100,000 capacity	100%	2.56%	55,899	1,431	Oct-19	Oct-20	55,899	Open	(17)
$500,000 capacity	100%	2.56%	37,888	970	Oct-20	—	37,888	Open	(17)
			93,787	2,401			93,787
Unsecured term loans
$350,000 term loan	100%	2.71%	350,000	9,485	Oct-18	Oct-19	350,000	Open	(18)
$490,000 term loan	100%	2.86%	490,000	201,750	Jul-20	Jul-21	300,000	Open	(19)
$45,000 term loan	100%	3.01%	45,000	1,355	Jun-21	Jun-22	45,000	Open	(20)
			885,000	212,590			695,000

Senior unsecured Notes
2023 Notes	100%	5.25%	450,000	23,625	Dec-23	—	450,000	Open
2024 Notes	100%	4.60%	300,000	13,800	Oct-24	—	300,000	Open
2026 Notes	100%	5.95%	625,000	37,188	Dec-26	—	625,000	Open
			1,375,000	74,613			1,375,000

Unamortized Premium and Discounts, net			(12,031)	—			—		(21)
Total Consolidated Debt			$4,249,783	$426,584			$3,889,311

Unconsolidated Debt
Operating Properties
Malls:
Coastal Grand	50%	4.09%	$112,905	$6,958	Aug-24	—	$95,230	Open
CoolSprings Galleria	50%	6.98%	98,614	4,513	Jun-18	—	97,506	Open
Friendly Shopping Center	50%	3.48%	96,753	5,375	Apr-23	—	85,203	Open
Oak Park Mall	50%	3.97%	275,199	15,755	Oct-25	—	231,459	Oct-18
The Shops at Friendly Center	50%	3.34%	60,000	2,004	Apr-23	—	60,000	Feb-19
Triangle Town Center	10%	4.00%	138,928	7,974	Dec-18	Dec-20	138,928	Open	(22)
West County Center	50%	3.40%	182,655	10,111	Dec-22	—	162,270	Open
York Town Center	50%	4.90%	32,814	2,657	Feb-22	—	28,293	Open
			997,868	55,347			898,889

Other Properties:
Ambassador Town Center	65%	3.22%	46,054	2,861	Jun-23	—	38,866	Open	(16)	(23)
Ambassador Town Center Infrastructure Improvements	65%	3.74%	11,035	824	Aug-20	—	9,360	Open	(24)	(25)
Coastal Grand Outparcel	50%	4.09%	5,448	336	Aug-24	—	4,595	Open	(25)

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/17 (1)	2018 Annual Debt Service (2)	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity	Open to Prepayment Date (3)	Footnote
Fremaux Town Center (Phase I)	65%	3.70%	70,321	4,427	Jun-26	—	52,130	Jun-19	(16)
Hammock Landing (Phase I)	50%	3.36%	42,247	2,030	Feb-18	Feb-19	42,147	Open	(10) (16)	(26)
Hammock Landing (Phase II)	50%	3.36%	16,317	796	Feb-18	Feb-19	16,277	Open	(10) (16)	(26)
The Pavilion at Port Orange	50%	3.36%	57,088	2,800	Feb-18	Feb-19	56,948	Open	(10) (16)	(26)
York Town Center - Pier 1	50%	4.13%	1,304	102	Feb-22	—	1,089	Open	(10)	(25)
			249,814	14,176			221,412

Construction Loans:
EastGate Mall - Self-Storage Development	50%	4.13%	—	265	Dec-22		6,250	Open	(10) (12)	(25) (27)
The Shoppes at Eagle Point	50%	4.28%	5,977	265	Oct-20	Oct-22	5,977	Open	(10) (12)	(16)
			5,977	530			12,227

Total Unconsolidated Debt			$1,253,659	$70,053			$1,132,528
Total Consolidated and Unconsolidated Debt			$5,503,442	$496,637			$5,021,839
Company's Pro-Rata Share of Total Debt			$4,764,431	$455,308					(28)

(1)	The amount listed includes 100% of the loan amount even though the Operating Partnership may have less than a 100% ownership interest in the Property.

(2)	Assumes extension option will be exercised, if applicable.

(3)	Prepayment premium is based on yield maintenance or defeasance.

(4)
Acadiana Mall - The loan secured by this mall is in default as of December 31, 2017. Subsequent to December 31, 2017, the mall went into receivership and the foreclosure process is expected to be complete in 2018. The default interest rate is an additional 3%. The 2018 annual debt service includes only the January 2018 principal payment, which was made prior to the mall entering receivership.

(5)
Cary Towne Center - Payments are interest-only through the maturity date. The original maturity date is contingent on our redevelopment plans. The loan has one two-year extension option, which is at our election and contingent on having met specified redevelopment criteria.

(6)
Greenbrier Mall - Payments were interest-only through December 2017. The interest rate will increase to 5.41% on January 1, 2018 and thereafter required monthly principal payments are $225 and $300 in 2018 and 2019, respectively, in addition to interest. The loan has a one-year extension option, at our election, which is contingent on the mall meeting specified debt service and operational metrics. If the loan is extended, monthly principal payments of $325 will be required in 2020 in addition to interest.

(7)	Hickory Point Mall - The loan is interest-only through the maturity date.

(8)	The mortgages on Honey Creek Mall and Volusia Mall are cross-collateralized and cross-defaulted.

(9)	Kirkwood Mall - The loan was retired subsequent to December 31, 2017. See Note 19 to the consolidated financial statements for more information.

(10)	The interest rate is variable at various spreads over LIBOR priced at the rates in effect at December 31, 2017. The debt is prepayable at any time without prepayment penalty.

(11)
The Outlet Shoppes at Atlanta (Phase II) - The interest rate will be reduced to a spread of LIBOR plus 2.35% once certain debt and operational metrics are met. The Operating Partnership owns less than 100% of the Property but guarantees 100% of the debt.

(12)	The Operating Partnership owns less than 100% of the Property but guarantees 100% of the debt.

(13)
The Outlet Shoppes at Laredo - The interest rate will be reduced to LIBOR plus 2.25% once certain debt and operational metrics are met. The loan has one 24-month extension option, which is at the joint venture's election, subject to continued compliance with the terms of the loan agreement. The Operating Partnership owns less than 100% of the Property but guarantees 100% of the debt.

(14)	CBL Center consists of our two corporate office buildings.

(15)	Property type is an associated center.

(16)	Property type is a community center.

(17)
Unsecured credit facilities - As of December 31, 2017, the variable interest rate is LIBOR plus 1.20% based on the credit ratings of the Operating Partnership's senior unsecured long-term indebtedness of Baa3 from Moody's, BBB- from S&P and BB+ from Fitch.

(18)
$350,000 term loan - As of December 31, 2017, the variable interest rate is LIBOR plus 1.35% based on the credit ratings of the Operating Partnership's senior unsecured long-term indebtedness of Baa3 from Moody's, BBB- from S&P and BB+ from Fitch.

(19)
$490,000 term loan - In the third quarter of 2017, our $400,000 unsecured term loan was modified and extended to increase the principal balance to $490,000. In July 2018, the principal balance will be reduced to $300,000. The loan will mature in July 2020 and has two one-year extension options, the second of which is at the lenders' discretion, for a July 2022 extended maturity date. As of December 31, 2017, the variable interest rate is LIBOR plus 1.50% based on the credit ratings of the Operating Partnership's senior unsecured long-term indebtedness of Baa3 from Moody's, BBB- from S&P and BB+ from Fitch.

(20)
$45,000 term loan - In the third quarter of 2017, our $50,000 unsecured term loan was modified and extended to reduce the principal balance to $45,000 and change the interest rate to a variable rate of LIBOR plus 1.65%. The maturity date was also extended from February 2018 to June 2021. The loan has a one-year extension option at our election for an outside maturity date of June 2022.

(21)
Represents bond discounts as well as the net premium related to debt assumed to acquire real estate assets, which had a stated interest rate that was above the estimated market rate for similar debt instruments at the acquisition date.

(22)
Triangle Town Center - The loan is interest-only through the initial maturity date. The unconsolidated affiliate and its third party partner have the option to exercise two one-year extension options, subject to continued compliance with the terms of the loan agreement. Under the terms of the loan agreement, the joint venture must pay the lender $5,000 to reduce the principal balance of the loan and an extension fee of 0.5% of the remaining outstanding loan balance if it exercises the first extension. If the joint venture elects to exercise the second extension, it must pay the lender $8,000 to reduce the principal balance of the loan and an extension fee of 0.75% of the remaining outstanding principal balance. Additionally, the interest rate would increase to 5.74% during the extension period.

(23)
Ambassador Town Center - The unconsolidated affiliate has an interest rate swap on a notional amount of $46,054, amortizing to $38,866 over the term of the swap, to effectively fix the interest rate on the variable-rate loan. Therefore, this amount is currently reflected as having a fixed rate. The swap terminates in June 2023.

(24)
Ambassador Town Center Infrastructure Improvements - In 2017, the loan was amended and modified to extend the maturity date. The loan requires annual principal payments of $430, $555 and $690 in 2018, 2019 and 2020, respectively. The joint venture has an interest rate swap on a notional amount of $11,035, amortizing to $9,360 over the term of the swap, to effectively fix the interest rate on the variable rate loan. Therefore, this amount is currently reflected as having a fixed rate. The swap terminates in August 2020. The Operating Partnership owns less than 100% of the Property but guarantees 100% of the debt.

(25)	Property type is Other.

(26)	The loan was extended subsequent to December 31, 2017. See Note 19 to the consolidated financial statements for more information.

(27)
EastGate Mall - Self-Storage Development - The construction loan closed in December 2017 to fund the development of a self-storage facility adjacent to EastGate Mall. As of December 31, 2017, there were no construction draws on the loan. The loan is interest-only through November 2020. Thereafter, monthly payments of $10, in addition to interest, will be due. The interest rate will be reduced to a variable-rate of LIBOR plus 2.35% once construction is complete and certain debt and operational metrics are met.

(28)	Represents our pro rata share of debt, including our share of unconsolidated affiliates' debt and excluding noncontrolling interests' share of consolidated debt on shopping center Properties.
The following is a reconciliation of consolidated debt to our pro rata share of total debt (in thousands):

Total consolidated debt	$4,249,783
Noncontrolling interests' share of consolidated debt	(82,573)
Company's share of unconsolidated debt	597,221
Unamortized deferred financing costs	(20,692)
Company's pro rata share of total debt	$4,743,739
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common stock of CBL & Associates Properties, Inc. is traded on the New York Stock Exchange.  The stock symbol is “CBL”. Quarterly sale prices and dividends paid per share of common stock are as follows:

	Market Price
Quarter Ended	High	Low	Dividend
2017
March 31	$11.88	$8.93	$0.265
June 30	$10.03	$7.45	$0.265
September 30	$9.63	$7.95	$0.265
December 31	$8.61	$5.39	$0.200

2016
March 31	$12.74	$9.40	$0.265
June 30	$12.28	$9.10	$0.265
September 30	$14.29	$9.73	$0.265
December 31	$12.28	$10.36	$0.265

There were approximately 831 shareholders of record for our common stock as of February 22, 2018.
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
See Part III, Item 12 contained herein for information regarding securities authorized for issuance under equity compensation plans.
The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
Oct. 1–31, 2017	—	$—	—	$—
Nov. 1–30, 2017	100	5.69	—	—
Dec. 1–31, 2017	11,928	5.60	—	—
Total	12,028	$5.60	—	$—

(1)	Represents shares surrendered to the Company by employees to satisfy federal and state income tax requirements related to the vesting of shares of restricted stock.

(2)
Represents the market value of the common stock on the vesting date for the shares of restricted stock, which was used to determine the number of shares required to be surrendered to satisfy income tax withholding requirements.

Operating Partnership Units
There is no established public trading market for the Operating Partnership’s common units. On February 22, 2018, the Operating Partnership had 27,293,035 common units outstanding (comprised of 3,277,566 special common units and 24,015,469 common units) held by 59 holders of record, excluding the 172,643,728 common units held by the Company.
Quarterly distributions per share on each of the Operating Partnership's classes of equity are as follows:

		Special Common Units
Quarter Ended	Common Units	Series K	Series L	Series S
2017
March 31	$0.265	$0.742	$0.757	$0.732
June 30	$0.265	$0.742	$0.757	$0.732
September 30	$0.265	$0.742	$0.757	$0.732
December 31	$0.200	$0.742	$0.757	$0.732

2016
March 31	$0.265	$0.742	$0.757	$0.732
June 30	$0.265	$0.742	$0.757	$0.732
September 30	$0.265	$0.742	$0.757	$0.732
December 31	$0.265	$0.742	$0.757	$0.732

During the three months ended December 31, 2017, the Operating Partnership canceled the 12,028 common units underlying the 12,028 shares of common stock that were surrendered for tax obligations in conjunction with the surrender to the Company of such shares, as described above.
During November 2017, the Operating Partnership elected to pay $0.1 million in cash to a holder of 11,026 common units of limited partnership interest in the Operating Partnership upon the exercise of the holder's conversion rights.

ITEM 6. SELECTED FINANCIAL DATA (CBL & Associates Properties, Inc.)
(In thousands, except per share data)

	Year Ended December 31, (1)
	2017	2016	2015	2014	2013
Total revenues	$927,252	$1,028,257	$1,055,018	$1,060,739	$1,053,625
Total operating expenses	694,690	774,629	777,434	685,596	722,860
Income from operations	232,562	253,628	277,584	375,143	330,765
Interest and other income	1,706	1,524	6,467	14,121	10,825
Interest expense	(218,680)	(216,318)	(229,343)	(239,824)	(231,856)
Gain (loss) on extinguishment of debt	30,927	—	256	87,893	(9,108)
Gain (loss) on investments	(6,197)	7,534	16,560	—	2,400
Income tax (provision) benefit	1,933	2,063	(2,941)	(4,499)	(1,305)
Equity in earnings of unconsolidated affiliates	22,939	117,533	18,200	14,803	11,616
Income from continuing operations before gain on sales of real estate assets	65,190	165,964	86,783	247,637	113,337
Gain on sales of real estate assets	93,792	29,567	32,232	5,342	1,980
Income from continuing operations	158,982	195,531	119,015	252,979	115,317
Discontinued operations	—	—	—	54	(4,947)
Net income	158,982	195,531	119,015	253,033	110,370
Net income attributable to noncontrolling interests in:
Operating Partnership	(12,652)	(21,537)	(10,171)	(30,106)	(7,125)
Other consolidated subsidiaries	(25,390)	(1,112)	(5,473)	(3,777)	(18,041)
Net income attributable to the Company	120,940	172,882	103,371	219,150	85,204
Preferred dividends	(44,892)	(44,892)	(44,892)	(44,892)	(44,892)
Net income available to common shareholders	$76,048	$127,990	$58,479	$174,258	$40,312

Basic per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.44	$0.75	$0.34	$1.02	$0.27
Net income attributable to common shareholders	$0.44	$0.75	$0.34	$1.02	$0.24
Weighted-average common shares outstanding	171,070	170,762	170,476	170,247	167,027

Diluted per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.44	$0.75	$0.34	$1.02	$0.27
Net income attributable to common shareholders	$0.44	$0.75	$0.34	$1.02	$0.24
Weighted-average common and potential dilutive common shares outstanding	171,070	170,836	170,499	170,247	167,027

Amounts attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$76,048	$127,990	$58,479	$174,212	$44,515
Discontinued operations	—	—	—	46	(4,203)
Net income attributable to common shareholders	$76,048	$127,990	$58,479	$174,258	$40,312
Dividends declared per common share	$0.995	$1.060	$1.060	$1.000	$0.935

(1)
Please refer to Notes 3, 5 and 15 to the consolidated financial statements for a description of acquisitions, joint venture transactions and impairment charges that have impacted the comparability of the financial information presented.

	December 31,
	2017	2016	2015	2014	2013
BALANCE SHEET DATA:
Net investment in real estate assets	$5,156,835	$5,520,539	$5,857,953	$5,947,175	$6,067,157
Total assets	5,704,808	6,104,640	6,479,991	6,599,172	6,769,687
Mortgage and other indebtedness, net	4,230,845	4,465,294	4,710,628	4,683,333	4,841,239
Redeemable noncontrolling interests	8,835	17,996	25,330	37,559	34,639
Total shareholders' equity	1,140,004	1,228,714	1,284,970	1,406,552	1,404,913
Noncontrolling interests	96,474	112,138	114,629	143,376	155,021
Total equity	1,236,478	1,340,852	1,399,599	1,549,928	1,559,934

	Year Ended December 31,
	2017	2016	2015	2014	2013
OTHER DATA:
Cash flows provided by (used in):
Operating activities	$430,397	$468,579	$495,015	$468,061	$464,751
Investing activities (1)	(75,812)	9,988	(265,306)	(239,735)	(133,101)
Financing activities	(351,482)	(485,074)	(236,246)	(260,768)	(351,806)
FFO allocable to Operating Partnership common unitholders (2)	434,613	538,198	481,068	545,514	437,451
FFO allocable to common shareholders	373,028	460,052	410,592	465,160	371,702

(1)
See Note 2 to the consolidated financial statements for information related to the adoption of a new accounting pronouncement in the fourth quarter of 2017 that was retrospectively applied resulting in the reclassification of restricted cash from the Investing activities section to the beginning-of-period and end-of-period total amounts for cash, cash equivalents and restricted cash on the consolidated statements of cash flows.

(2)
Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for the definition of FFO, which does not represent cash flows from operations as defined by accounting principles generally accepted in the United States of America ("GAAP") and is not necessarily indicative of the cash available to fund all cash requirements.  A reconciliation of net income attributable to common shareholders to FFO allocable to Operating Partnership common unitholders is presented on page 79.

ITEM 6. SELECTED FINANCIAL DATA (CBL & Associates Limited Partnership)
(In thousands, except per unit data)

	Year Ended December 31, (1)
	2017	2016	2015	2014	2013
Total revenues	$927,252	$1,028,257	$1,055,018	$1,060,739	$1,053,625
Total operating expenses	694,690	774,629	777,434	685,596	722,860
Income from operations	232,562	253,628	277,584	375,143	330,765
Interest and other income	1,706	1,524	6,467	14,121	10,825
Interest expense	(218,680)	(216,318)	(229,343)	(239,824)	(231,856)
Gain (loss) on extinguishment of debt	30,927	—	256	87,893	(9,108)
Gain (loss) on investments	(6,197)	7,534	16,560	—	2,400
Income tax (provision) benefit	1,933	2,063	(2,941)	(4,499)	(1,305)
Equity in earnings of unconsolidated affiliates	22,939	117,533	18,200	14,803	11,616
Income from continuing operations before gain on sales of real estate assets	65,190	165,964	86,783	247,637	113,337
Gain on sales of real estate assets	93,792	29,567	32,232	5,342	1,980
Income from continuing operations	158,982	195,531	119,015	252,979	115,317
Discontinued operations	—	—	—	54	(4,947)
Net income	158,982	195,531	119,015	253,033	110,370

	Year Ended December 31, (1)
	2017	2016	2015	2014	2013
Net income attributable to noncontrolling interests	(25,390)	(1,112)	(5,473)	(3,777)	(18,041)
Net income attributable to the Operating Partnership	133,592	194,419	113,542	249,256	92,329
Distributions to preferred unitholders	(44,892)	(44,892)	(44,892)	(44,892)	(44,892)
Net income available to common unitholders	$88,700	$149,527	$68,650	$204,364	$47,437

Basic per unit data attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$0.45	$0.75	$0.34	$1.02	$0.26
Net income attributable to common unitholders	$0.45	$0.75	$0.34	$1.02	$0.24
Weighted-average common units outstanding	199,322	199,764	199,734	199,660	196,572

Diluted per unit data attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$0.45	$0.75	$0.34	$1.02	$0.26
Net income attributable to common unitholders	$0.45	$0.75	$0.34	$1.02	$0.24
Weighted-average common and potential dilutive common units outstanding	199,322	199,838	199,757	199,660	196,572
Amounts attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$88,700	$149,527	$68,650	$204,318	$51,640
Discontinued operations	—	—	—	46	(4,203)
Net income attributable to common unitholders	$88,700	$149,527	$68,650	$204,364	$47,437
Distributions per unit	$1.03	$1.09	$1.09	$1.03	$0.97

(1)
Please refer to Notes 3, 5 and 15 to the consolidated financial statements for a description of acquisitions, joint venture transactions and impairment charges that have impacted the comparability of the financial information presented.

	December 31,
	2017	2016	2015	2014	2013
BALANCE SHEET DATA:
Net investment in real estate assets	$5,156,835	$5,520,539	$5,857,953	$5,947,175	$6,067,157
Total assets	5,705,168	6,104,997	6,840,430	6,599,600	6,770,109
Mortgage and other indebtedness, net	4,230,845	4,465,294	4,710,628	4,683,333	4,841,239
Redeemable interests	8,835	17,996	25,330	37,559	34,639
Total partners' capital	1,227,067	1,329,076	1,395,162	1,541,533	1,541,176
Noncontrolling interests	9,701	12,103	4,876	8,908	19,179
Total capital	1,236,768	1,341,179	1,400,038	1,550,441	1,560,355

	Year Ended December 31,
	2017	2016	2015	2014	2013
OTHER DATA:
Cash flows provided by (used in):
Operating activities	$430,405	$468,577	$495,022	$468,063	$464,741
Investing activities (1)	(75,812)	9,988	(265,306)	(239,735)	(133,101)
Financing activities	(351,482)	(485,075)	(236,246)	(260,768)	(351,806)

(1)
See Note 2 to the consolidated financial statements for information related to the adoption of a new accounting pronouncement in the fourth quarter of 2017 that was retrospectively applied resulting in the reclassification of restricted cash from the Investing activities section to the beginning-of-period and end-of-period total amounts for cash, cash equivalents and restricted cash on the consolidated statements of cash flows.

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
We conduct substantially all of our business through the Operating Partnership. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a VIE. See Item 1. Business for a description of the number of Properties owned and under development as of December 31, 2017.
Net income for the year ended December 31, 2017 was $159.0 million as compared to $195.5 million in the prior-year period, representing a decrease of 18.7%. Same-center NOI (see below) decreased 2.9% as compared to the prior-year period. Stabilized mall same-center sales per square foot declined to $372 for the current year from $379 for the prior-year period. Diluted earnings per share ("EPS") attributable to common shareholders was $0.44 per diluted share for the year ended December 31, 2017 as compared to $0.75 per diluted share for the prior-year period. FFO, as adjusted, per diluted share (see below) decreased 13.7% for the year ended December 31, 2017 to $2.08 per diluted share as compared to $2.41 per diluted share in the prior-year period.
The year was challenging for many of our retailers and, as a result, our leasing strategies throughout the year were concentrated on mitigating rent loss and maintaining occupancy. The majority of store closures and rent reductions which impacted our portfolio occurred in mid-to-late 2017 and translate into more than $24 million in gross annual rent loss. Backfill leasing of these spaces is expected to come online in late 2018 and 2019 and reflects a diversification of our tenant base towards non-apparel uses as well as the renewal and expansion of other successful retail concepts.
Leasing spreads for comparable space under 10,000 square feet in our stabilized malls were down 5.4% for leases signed in 2017, including an 8.7% decrease in renewal lease rates, which was partially offset by a 9.0% increase for new leases. Average annual base rents for our same-center malls pool were flat at $32.42 as of December 31, 2017 compared to $32.31 for the prior-year period.
We completed a multi-year disposition program in 2017. While this program impacted our metrics through income dilution from the asset sales on a near-term basis, it also contributed to a decrease of over $760 million in our total pro rata share of debt since year-end 2013 (see Liquidity and Capital Resources section) and provided us with an additional capital source to fund our redevelopment pipeline. We also retired over $350 million in secured loans during the year which added seven Properties to our unencumbered assets pool. We began construction on the redevelopment of a former JC Penney's at Eastland Mall and a former JC Penney's at York Galleria, and have plans to start construction in 2018 on the redevelopment of the Sears building at Brookfield Square and the two Sears auto centers we purchased earlier in the year as well as other projects that are currently in planning stages. (See Note 3 to the consolidated financial statements for additional details on these asset acquisitions). As noted above, we are focused on expanding non-retail uses in our portfolio, including new-to-the-market restaurants, entertainment operators, hotels, apartments and, in select locations, self-storage facilities or medical offices. We believe the diversification of our revenue streams will provide future income stability and reflect the evolution of our tenant mix while also targeting current consumer preferences.
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

Results of Operations
Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016
Properties that were in operation for the entire year during both 2017 and 2016 are referred to as the “2017 Comparable Properties.” Since January 1, 2016, we have opened one community center development and one outlet center development as follows:

Property	Location	Date Opened
Ambassador Town Center (1)	Lafayette, LA	April 2016
The Outlet Shoppes at Laredo (2)	Laredo, TX	April 2017

(1)
Ambassador Town Center is a 65/35 joint venture that is accounted for using the equity method of accounting and is included in equity in earnings of unconsolidated affiliates in the accompanying consolidated statements of operations.

(2)	The Outlet Shoppes at Laredo is a 65/35 joint venture.
The Outlet Shoppes at Laredo is included in our operations on a consolidated basis and is referred to as the "2017 New Property."
Revenues
Total revenues decreased by $101.0 million for 2017 compared to the prior year. The $82.3 million decrease in rental revenues and tenant reimbursements was due to decreases of $59.3 million from dispositions and $29.7 million related to the 2017 Comparable Properties, which were partially offset by an increase of $6.7 million attributable to the 2017 New Property. The $29.7 million decrease in revenues of the 2017 Comparable Properties consists of a $26.2 million decrease related to our core Properties and a $3.5 million decrease attributable to non-core Properties. The decline in rental revenues and tenant reimbursements was primarily due to store closures and rental reductions related to tenants that filed bankruptcy as well as a decrease in percentage rents due to a decline in tenant sales.
Our cost recovery ratio was 97.7% for 2017 compared to 99.6% for 2016. The 2017 cost recovery ratio was lower due to a decline in tenant reimbursements.
The decrease in management, development and leasing fees of $2.9 million was due to a $1.8 million decrease in management fees, development fees and leasing commissions as a result of terminated contracts for three malls owned by third parties that were sold to new owners, which we had been managing and two leasing agreements which ended in 2016. Additionally, we received $1.0 million in the prior-year period from financing fees related to loans secured by two malls and two community centers.
In the fourth quarter of 2016 the Company's interest in the subsidiary that provided security and maintenance services to third parties was purchased by its joint venture partner. The Company's exit from this joint venture drove the majority of the decrease in other revenues of $15.7 million. See Note 8 to the consolidated financial statements for more information.
Operating Expenses
Total operating expenses decreased $79.9 million for 2017 compared to the prior year in part due to incurring $45.4 million less in losses on impairment of real estate during 2017 and a net decrease of $15.1 million in other expenses, which consisted of a decrease of $20.2 million related to the 2016 divestiture of our joint venture interest in the consolidated subsidiary that provided security and maintenance services to third parties, partially offset by $5.1 million in abandoned projects expenses. Additionally, property operating expenses, including real estate taxes and maintenance and repairs, decreased $20.9 million primarily due to a decrease of $28.2 million from dispositions, which was partially offset by increases of $3.8 million related to the 2017 New Property and $3.5 million related to the 2017 Comparable Properties. The increase attributable to the 2017 Comparable Properties was primarily due to increases in real estate taxes and bad debt expense, partially offset by a decrease in snow removal costs.
The increase in depreciation and amortization expense of $6.4 million resulted from increases of $23.5 million related to the 2017 Comparable Properties and $3.5 million attributable to the 2017 New Property, which were partially offset by a decrease of $20.6 million related to dispositions. The $23.5 million increase attributable to the 2017 Comparable Properties includes $12.1 million of depreciation and amortization expense related to the Sears and Macy's buildings, which were acquired in the first quarter of 2017, in addition to an increase of $6.1 million in tenant improvement write-offs related to store closures.

General and administrative expenses decreased $4.9 million as compared to the prior-year period. General and administrative expenses for 2017 include $0.1 million of expense related to litigation settlements. General and administrative expenses for 2016 include $2.3 million of non-recurring professional fees expense (which represent one-time expenses that are not part of our normal operations) related to the 2016 completed SEC investigation and $2.6 million of expense related to litigation settlements. Excluding the impact of these items, general and administrative expenses decreased approximately $0.1 million as compared to the prior year. The $0.1 million decrease was primarily due to an increase in capitalized overhead related to development projects and a decrease in payroll and related expenses, partially offset by increases in information technology and stock-based compensation.
During 2017, we recognized impairments of real estate of $71.4 million primarily to write down the book value of two malls. During 2016, we recorded impairments of real estate of $116.8 million to write down the book value of nine malls, an associated center, a community center, three office buildings and three outparcels. See Note 15 to the consolidated financial statements for additional information on these impairments.
Other expenses decreased $15.1 million due to a $20.2 million decrease from the divestiture of our interest, in the fourth quarter of 2016, in our subsidiary that provided security and maintenance services to third parties, which was partially offset by a $5.1 million increase in abandoned projects expense.
Other Income and Expenses
Interest and other income increased $0.2 million in 2017 compared to the prior-year period primarily due to $0.9 million received in the current year as an insurance reimbursement for nonrecurring professional fees expense (which represent one-time expenses that are not part of our normal operations) related to the completed SEC investigation that occurred in 2016. This increase was partially offset by a $0.6 million decrease in interest income.
Interest expense increased $2.4 million in 2017 compared to the prior-year period. Our corporate-level interest expense increased by $30.0 million primarily due to the issuance of the 2026 Notes, of which $400.0 million were issued in December 2016 and $225.0 million were issued in September 2017, and the $85.0 million net additional borrowings on our unsecured term loans in July 2017. This increase was mostly offset by a decrease of $26.1 million related to property-level debt that was retired and $1.5 million related to ongoing amortization.
During 2017, we recorded a $30.9 million gain on extinguishment of debt which primarily consisted of a $39.8 million gain related to the conveyance of three malls to the respective lenders in satisfaction of the non-recourse debt secured by the properties. This was partially offset by an $8.9 million loss related to prepayment fees for the early retirement of debt on mortgage loans secured by two malls. See Note 4 and Note 6 to the consolidated financial statements for more information.
During 2017, we recognized a $6.2 million loss on investment related to the disposition of our 25% interest in an unconsolidated joint venture. See Note 5 to the consolidated financial statements for additional information. In 2016, we recognized a gain on investments of $7.5 million which consisted of a $10.1 million gain from the redemption of our remaining investment in a Chinese real estate company, partially offset by a $2.6 million loss attributable to the divestiture of our subsidiary that provided maintenance and security services to third parties.
The income tax benefit of $1.9 million in 2017 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current tax benefit of $6.4 million and a deferred tax provision of $4.5 million. The income tax provision of $2.1 million in 2016 consists of a current and deferred tax benefit of $1.2 million and $0.9 million, respectively.
Equity in earnings of unconsolidated affiliates decreased by $94.6 million during 2017. The decrease is primarily attributable to gains on sales of real estate assets of $97.4 million, at our share, primarily related to the disposal of interests in two malls, two community centers and four office buildings in the prior-year period.
In 2017, we recognized a $93.8 million gain on sales of real estate assets, primarily related to the sale of an outlet center and 12 outparcels. In 2016, we recognized a $29.6 million gain on sales of real estate assets, which consisted primarily of $27.4 million related to the sale of a community center, an outparcel project at an outlet center and 18 outparcels and $2.2 million attributable to a parking deck project.

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015
Properties that were in operation for the entire year during both 2016 and 2015 are referred to as the “2016 Comparable Properties.” From January 1, 2015 to December 31, 2016, we opened two community center developments and acquired one mall as follows:

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
Interest expense decreased $13.0 million in 2016 compared to the prior-year period. The $13.0 million decrease consists of decreases of $11.8 million attributable to the 2016 Comparable Properties and $1.2 million related to dispositions. The $11.8 million decrease related to the 2016 Comparable Properties primarily consists of a decrease of $14.6 million attributable to our core Properties, partially offset by an increase of $2.8 million in accrued default interest related to three malls that were in foreclosure proceedings. Interest expense related to property-level debt declined $19.1 million from the retirement of secured debt with borrowings from our lines of credit and net proceeds from dispositions. We also recognized a $1.8 million decrease in expense related to our interest rate swaps, which matured in April 2016. These decreases were partially offset by an increase in interest expense related to our corporate-level debt resulting from increased intra-year balances on our lines of credit related to the retirement of secured debt as well as interest expense from the issuance of the 2026 Notes in December 2016.
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
We include a Property in our same-center pool when we have owned all or a portion of the Property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year ended December 31, 2016 and the current year ended December 31, 2017. New Properties are excluded from same-center NOI, until they meet this criteria. Properties excluded from the same-center pool that would otherwise meet this criteria are Properties which are being repositioned or Properties where we are considering alternatives for repositioning, where we intend to renegotiate the terms of the debt secured by the related Property or return the Property to the lender and those in which we own a noncontrolling interest of 25% or less. Acadiana Mall was classified as a Lender Mall as of December 31, 2017. As of December 31, 2017, Cary Town Center and Hickory Point Mall were classified as Repositioning Malls. Triangle Town Center was classified as a Minority Interest Mall as of December 31, 2017.
Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net income for the years ended December 31, 2017 and 2016 is as follows (in thousands):

	Year Ended December 31,
	2017	2016
Net income	$158,982	$195,531
Adjustments: (1)
Depreciation and amortization	328,237	322,539
Interest expense	236,701	235,586
Abandoned projects expense	5,180	56
Gain on sales of real estate assets, net of noncontrolling interests' share	(67,354)	(126,997)
(Gain) loss on extinguishment of debt, net of noncontrolling interests' share	(33,902)	197
(Gain) loss on investments	6,197	(7,534)
Loss on impairment	71,401	116,822
Income tax benefit	(1,933)	(2,063)

	Year Ended December 31,
	2017	2016
Lease termination fees	(4,036)	(2,211)
Straight-line rent and above- and below-market rent	(4,396)	(2,081)
Net income attributable to noncontrolling interests in other consolidated subsidiaries	(25,390)	(1,112)
General and administrative expenses	58,466	63,332
Management fees and non-property level revenues	(14,115)	(17,026)
Operating Partnership's share of property NOI	714,038	775,039
Non-comparable NOI	(41,834)	(82,703)
Total same-center NOI	$672,204	$692,336

(1)
Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated Properties.

Same-center NOI decreased $20.1 million for the year ended December 31, 2017 compared to 2016. The NOI decline of 2.9% for 2017 was driven by revenue declines of $20.9 million primarily due to lower occupancy and rent reductions related to tenants in bankruptcy. Negative leasing spreads of 5.4% for our Stabilized Mall portfolio and the decrease in same-center Mall occupancy to 92.2% as of December 31, 2017 compared to 94.0% for 2016 contributed to the decline in rents. Additionally, average annual base rents for our same-center Malls were relatively flat at $32.42 as of December 31, 2017 compared to $32.31 in 2016.
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
We derive the majority of our revenues from the Mall Properties. The sources of our revenues by property type were as follows:

	Year Ended December 31,
	2017	2016
Malls	91.5%	90.3%
Other Properties	8.5%	9.7%

Mall Store Sales
Mall store sales include reporting mall tenants of 10,000 square feet or less for Stabilized Malls and exclude license agreements, which are retail contracts that are temporary or short-term in nature and generally last more than three months but less than twelve months. The following is a comparison of our same-center sales per square foot for Mall tenants of 10,000 square feet or less:

	Year Ended December 31,
	2017	2016	% Change
Stabilized mall same-center sales per square foot	$372	$379	(1.8)%
Stabilized mall sales per square foot	$372	$376	(1.1)%

Occupancy
Our portfolio occupancy is summarized in the following table (1):

	As of December 31,
	2017	2016
Total portfolio	93.2%	94.8%
Malls:
Total Mall portfolio	92.0%	94.1%
Same-center Malls	92.2%	94.0%
Stabilized Malls	92.1%	94.2%
Non-stabilized Malls (2)	88.4%	92.8%
Other Properties:	97.4%	97.2%
Associated centers	97.9%	96.9%
Community centers	96.8%	98.2%

(1)	As noted in Item 2. Properties, excluded Properties are not included in occupancy metrics.

(2)
Represents occupancy for The Outlet Shoppes at Laredo and The Outlet Shoppes of the Bluegrass as of December 31, 2017 and occupancy for The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Atlanta as of December 31, 2016.

Leasing
The following is a summary of the total square feet of leases signed in the year ended December 31, 2017 as compared to the prior-year period:

	Year Ended December 31,
	2017	2016
Operating portfolio:
New leases	1,105,529	1,412,130
Renewal leases	2,389,216	2,323,516
Development portfolio:
New leases	379,661	563,196
Total leased	3,874,406	4,298,842
Average annual base rents per square foot are computed based on contractual rents in effect as of December 31, 2017 and 2016, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each Property type (1):

	December 31,
	2017	2016
Malls:
Same-center Stabilized Malls	$32.42	$32.31
Stabilized Malls	32.56	32.44
Non-stabilized Malls (2)	26.22	26.60
Other Properties:	15.09	15.06
Associated centers	13.85	13.78
Community centers	15.79	15.79
Office buildings	19.11	18.69

(1)
As noted in Item 2. Properties, excluded Properties are not included in base rent. Average base rents for associated centers, community centers and office buildings include all leased space, regardless of size.

(2)
Represents average annual base rents for The Outlet Shoppes at Laredo and The Outlet Shoppes of the Bluegrass as of December 31, 2017 and average annual base rents for The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Atlanta as of December 31, 2016.

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the year ended December 31, 2017 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (2)	% Change Average
All Property Types (1)	2,091,036	$41.02	$38.06	(7.2)%	$38.83	(5.3)%
Stabilized Malls	1,955,639	42.15	39.08	(7.3)%	39.86	(5.4)%
New leases	351,961	43.29	45.27	4.6%	47.20	9.0%
Renewal leases	1,603,678	41.90	37.72	(10.0)%	38.24	(8.7)%

(1)	Includes Stabilized Malls, associated centers, community centers and other.

(2)	Average gross rent does not incorporate allowable future increases for recoverable CAM expenses.
New and renewal leasing activity of comparable small shop space of less than 10,000 square feet for the year ended December 31, 2017 based on commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2017:
New	167	443,434	7.33	$44.14	$47.04	$40.68	$3.46	8.5%	$6.36	15.6%
Renewal	494	1,321,051	3.43	39.52	40.12	41.95	(2.43)	(5.8)%	(1.83)	(4.4)%
Commencement 2017 Total	661	1,764,485	4.52	40.68	41.86	41.63	(0.95)	(2.3)%	0.23	0.6%

Commencement 2018:
New	27	69,037	7.44	49.78	51.55	44.46	5.32	12.0%	$7.09	15.9%
Renewal	204	645,675	3.27	32.64	33.13	37.74	(5.10)	(13.5)%	(4.61)	(12.2)%
Commencement 2018 Total	231	714,712	3.75	34.30	34.94	38.39	(4.09)	(10.7)%	(3.45)	(9.0)%

Total 2017/2018	892	2,479,197	4.32	$38.84	$39.86	$40.69	$(1.85)	(4.5)%	$(0.83)	(2.0)%

Liquidity and Capital Resources
In 2017, we completed a multi-year disposition program (announced in 2014) with transactions on 20 malls and other properties through a combination of asset sales, foreclosures and restructurings. These dispositions contributed to a decrease of over $760 million in our total pro rata share of debt since year-end 2013, providing us with increased flexibility on our balance sheet to use free cash flow as the primary funding source for our redevelopment pipeline. While the dilution from these dispositions has a short-term impact on our FFO and other metrics, our liquidity position was strengthened. Additionally, we expect that our long-term plan to reinvent our existing portfolio of Properties through redevelopment of Anchor locations and other initiatives will lead to future growth.
We completed an additional $225 million issuance of the series of 2026 Notes during the year, primarily using the proceeds to reduce amounts outstanding on our unsecured credit facilities. We also extended and modified our unsecured term loans. See Note 6 to the consolidated financial statements for more details. As of December 31, 2017, we had approximately $93.8 million outstanding on our three unsecured credit facilities leaving approximately $576.5 million of availability based on the terms of the credit facilities. We also recognized a $39.8 million gain on extinguishment of debt from three non-recourse loans secured by three malls that were in foreclosure. We were unable to reach an agreement with the special servicer to restructure the non-recourse loan secured by Acadiana Mall. As a result, the mall is in foreclosure proceedings, which are expected to be completed in 2018. During 2017, we retired over $350 million, at our share, of loans on seven operating Properties, adding to our unencumbered asset pool. Our consolidated unencumbered Properties generated approximately 59% of total consolidated NOI as of December 31, 2017. Subsequent to year-end, we retired the $37.3 million loan secured by Kirkwood Mall, which also increased our unencumbered pool. These debt reductions, along with the previously announced reduction in our common stock dividend to an annualized rate of $0.80 per share, provide us with significant liquidity to fund value-added redevelopment activity as we act to diversify our rental income stream and meet evolving consumer preferences.
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
Cash Flows - Operating, Investing and Financing Activities
There was $68.2 million of cash, cash equivalents and restricted cash as of December 31, 2017, an increase of $3.1 million from December 31, 2016. Of this amount, $32.6 million was unrestricted cash as of December 31, 2017. Our net cash flows are summarized as follows (in thousands):

	Year Ended December 31,			Year Ended December 31,
	2017	2016	Change	2016	2015	Change
Net cash provided by operating activities	$430,397	$468,579	$(38,182)	$468,579	$495,015	$(26,436)
Net cash provided by (used in) investing activities (1)	(75,812)	9,988	(85,800)	9,988	(265,306)	275,294
Net cash used in financing activities	(351,482)	(485,074)	133,592	(485,074)	(236,246)	(248,828)
Net cash flows	$3,103	$(6,507)	$9,610	$(6,507)	$(6,537)	$30

(1)
See Note 2 to the consolidated financial statements for information related to the adoption of a new accounting pronouncement in the fourth quarter of 2017 that was retrospectively applied resulting in the reclassification of restricted cash from the Investing activities section to the beginning-of-period and end-of-period total amounts for cash, cash equivalents and restricted cash on the consolidated statements of cash flows.

Cash Provided by Operating Activities

•
Cash provided by operating activities during 2017 decreased $38.2 million to $430.4 million from $468.6 million during 2016. The decrease in operating cash flows was primarily due to 2017 and 2016 asset sales, an increase in cash paid for interest related to the Notes, and the impact of lower occupancy and rent reductions on revenues and lower percentage rent due to lower sales.

•
Cash provided by operating activities during 2016 decreased $26.4 million to $468.6 million from $495.0 million during 2015. The decrease in operating cash flows was primarily attributable to operating cash flows related to Properties sold in 2016 partially offset by lower cash paid for interest, as we continued our strategy of retiring higher-rate secured debt with availability on our lower-rate unsecured lines of credit and net proceeds from the 2026 Notes, and increases in operating cash flow as a result of the increase in same-center NOI of 2.3% and the 2016 New Properties.

Cash Provided by (Used in) Investing Activities

•
Cash used in investing activities during 2017 was $75.8 million, representing an $85.8 million difference as compared to cash provided by investing activities of $10.0 million in the prior-year period. The change in 2017 was due to the 2017 acquisition of several Macy's and Sears locations for $79.8 million combined with the effect of a much higher level of net proceeds from sales of consolidated and unconsolidated Properties during 2016.

•
Cash provided by investing activities during 2016 was $10.0 million, representing a $275.3 million difference as compared to cash used in investing activities during 2015. Cash provided by investing activities during 2016 resulted from cash used in our development, redevelopment, renovation and expansion programs as well as tenant improvements and ongoing deferred maintenance at our Properties, which was offset by a higher amount of proceeds from the sale of several consolidated Properties and higher distributions from our unconsolidated affiliates related to proceeds from sales of Properties and excess proceeds from the refinancing of certain loans. Additionally, we acquired Mayfaire Town Center for $192.0 million in 2015.

Cash Used in Financing Activities

•
Cash flows used in financing activities during 2017 was $351.5 million as compared to $485.1 million in the prior-year period. In 2016, a greater amount of proceeds from sales of properties were used to reduce the outstanding balances on our lines of credit, resulting in higher cash used for financing activities.

•
Cash flows used in financing activities during 2016 was $485.1 million as compared to $236.2 million in the prior-year period. The $248.8 million increase was driven primarily by the use of net proceeds from the sales of consolidated and unconsolidated Properties that were used to reduce borrowings on our unsecured lines of credit. Additionally, the prior-year period included borrowings of $192.0 million to acquire Mayfaire Town Center.

Debt
Debt of the Company
CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that it has a direct or indirect ownership interest in, is the borrower on all of our debt.
CBL is a limited guarantor of the Notes, as described in Note 6 to the consolidated financial statements, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. We also provide a similar limited guarantee of the Operating Partnership's obligations with respect to our unsecured credit facilities and three unsecured term loans as of December 31, 2017.
Debt of the Operating Partnership
The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated Properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

December 31, 2017:	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating Properties	$1,796,203	$(77,155)	$521,731	$2,240,779	5.06%
Recourse loans on operating Properties	—	—	11,035	11,035	3.74%
Senior unsecured notes due 2023 (2)	446,976	—	—	446,976	5.25%
Senior unsecured notes due 2024 (3)	299,946	—	—	299,946	4.60%
Senior unsecured notes due 2026 (4)	615,848	—	—	615,848	5.95%
Total fixed-rate debt	3,158,973	(77,155)	532,766	3,614,584	5.19%
Variable-rate debt:
Non-recourse loans on operating Properties	10,836	(5,418)	—	5,418	3.37%
Recourse loans on operating Properties (5)	101,187	—	58,478	159,665	3.77%
Construction loan	—	—	5,977	5,977	4.28%
Unsecured lines of credit	93,787	—	—	93,787	2.56%
Unsecured term loans (6)	885,000	—	—	885,000	2.81%
Total variable-rate debt	1,090,810	(5,418)	64,455	1,149,847	2.93%
Total fixed-rate and variable-rate debt	4,249,783	(82,573)	597,221	4,764,431	4.65%
Unamortized deferred financing costs	(18,938)	687	(2,441)	(20,692)
Total mortgage and other indebtedness, net	$4,230,845	$(81,886)	$594,780	$4,743,739

December 31, 2016:	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating Properties	$2,453,628	$(109,162)	$530,062	$2,874,528	5.29%
Senior unsecured notes due 2023 (2)	446,552	—	—	446,552	5.25%
Senior unsecured notes due 2024 (3)	299,939	—	—	299,939	4.60%
Senior unsecured notes due 2026 (4)	394,260	—	—	394,260	5.95%
Total fixed-rate debt	3,594,379	(109,162)	530,062	4,015,279	5.30%
Variable-rate debt:
Non-recourse loans on operating Properties	19,055	(7,504)	2,226	13,777	3.18%
Recourse loans on operating Properties	24,428	—	71,037	95,465	2.80%
Construction loan (5)	39,263	—	—	39,263	3.12%
Unsecured lines of credit	6,024	—	—	6,024	1.82%
Unsecured term loans	800,000	—	—	800,000	2.04%
Total variable-rate debt	888,770	(7,504)	73,263	954,529	2.18%
Total fixed-rate and variable-rate debt	4,483,149	(116,666)	603,325	4,969,808	4.70%
Unamortized deferred financing costs	(17,855)	945	(2,806)	(19,716)
Total mortgage and other indebtedness, net	$4,465,294	$(115,721)	$600,519	$4,950,092

(1)	Weighted-average interest rate includes the effect of debt premiums and discounts, but excludes amortization of deferred financing costs.

(2)	The balance is net of an unamortized discount of $3,024 and $3,448, as of December 31, 2017 and 2016, respectively.

(3)	The balance is net of an unamortized discount of $54 and $61, as of December 31, 2017 and 2016, respectively.

(4)
In December 2016, the Operating Partnership issued $400,000 of senior unsecured notes in a public offering. In September 2017, the Operating Partnership issued and sold an additional $225,000 of the series of 2026 notes. The balance is net of an unamortized discount of $9,152 and $5,740 as of December 31, 2017 and 2016, respectively.

(5)	The Outlet Shoppes at Laredo opened in 2017 and the construction loan balance from December 2016 is included in recourse loans on operating Properties as of December 31, 2017.

(6)	We extended and modified our three unsecured term loans in July 2017. See Note 6 to the consolidated financial statements for additional information.
The following table presents our pro rata share of consolidated and unconsolidated debt as of December 31, 2017, excluding debt premiums and discounts, that is scheduled to mature in 2018 as well as one operating Property loan with a 2017 maturity date (in thousands):

	Balance Original Maturity Date		Extended Maturity Date
2017 Maturity:
Consolidated Property:
Acadiana Mall	$122,435	(1)
Total 2017 Maturity	$122,435

2018 Maturities:
Consolidated Properties:
Hickory Point Mall	$27,446		December 2019
Kirkwood Mall	37,295	(2)
The Outlet Shoppes at El Paso - Phase II	6,613	(3)
Statesboro Crossing	5,418	(3)
	76,772

	Balance Original Maturity Date		Extended Maturity Date
Unconsolidated Properties:
CoolSprings Galleria	49,307	(3)
Hammock Landing - Phase I	21,123	(4)	February 2019
Hammock Landing - Phase II	8,159	(4)	February 2019
The Pavilion at Port Orange	28,544	(4)	February 2019
Triangle Town Center	13,893		December 2020
	121,026

$350,000 Unsecured Term Loan	350,000		October 2019
$490,000 Unsecured Term Loan	190,000	(5)
	540,000

Total 2018 Maturities at pro rata share	$737,798

(1)	The mall is in foreclosure, which is expected to be complete in 2018.

(2)	Subsequent to December 31, 2017, the loan on this Property was retired. See Note 19 to the consolidated financial statements for more information.

(3)	We expect to refinance the loan secured by this Property.

(4)	Subsequent to December 31, 2017, the loan was extended. See Note 19 to the consolidated financial statements for more information.

(5)
In July 2018, $190,000 of the $490,000 principal balance will be due, reducing the principal balance to $300,000. The loan matures in July 2020 and has two one-year extension options, the second of which is at the lenders' discretion, for a July 2022 extended maturity date.

As of December 31, 2017, $737.8 million of our pro rata share of consolidated and unconsolidated debt, excluding debt premium and discounts, is scheduled to mature during 2018 in addition to $122.4 million related to one operating Property loan, which matured in 2017 and for which the mall securing the loan is in foreclosure. Of the $737.8 million of 2018 maturities, the $350.0 million unsecured term loan and five operating Property loans with an aggregate principal balance of $99.2 million have extension options available leaving a remaining balance of $288.6 million of 2018 maturities that must be either retired or refinanced. Subsequent to December 31, 2017, we retired one operating Property loan with a principal balance of $37.3 million as of December 31, 2017, leaving an aggregate principal balance of $61.3 million of 2018 maturities related to three operating Property loans and the $190.0 million portion of the $490.0 million unsecured term loan that is due in 2018.
The weighted-average remaining term of our total share of consolidated and unconsolidated debt was 4.6 years and 5.4 years at December 31, 2017 and 2016, respectively. The weighted-average remaining term of our pro rata share of fixed-rate debt was 5.4 years and 3.8 years at December 31, 2017 and 2016, respectively.
As of December 31, 2017 and 2016, our pro rata share of consolidated and unconsolidated variable-rate debt represented 24.2% and 19.3%, respectively, of our total pro rata share of debt. The increase is primarily due to an increase in the construction loan secured by The Outlet Shoppes at Laredo, which opened in April 2017, and increases in our unsecured credit lines and an unsecured term loan, which were used to retire several higher fixed-rate loans during the year as noted below. As of December 31, 2017, our share of consolidated and unconsolidated variable-rate debt represented 17.6% of our total market capitalization (see Equity below) as compared to 12.1% as of December 31, 2016.
See Note 6 to the consolidated financial statements for additional information concerning the amount and terms of our outstanding indebtedness and compliance with applicable financial covenants and restrictions as of December 31, 2017.

Credit Ratings
We had the following credit ratings as of December 31, 2017:

Rating Agency	Rating (1)	Outlook	Investment Grade
Fitch	BB+	Negative	No
Moody's (2)	Baa3	Negative	Yes
S&P	BBB-	Stable	Yes

(1)	Based on the Operating Partnership's unsecured long-term indebtedness.

(2)	Downgraded in February 2018 to Ba1, which is below investment grade. Outlook remains negative.
We made a one-time irrevocable election to use our credit ratings, as defined above, to determine the interest rate on our three unsecured credit facilities and two unsecured term loans. Borrowings under our three unsecured credit facilities bear interest at LIBOR plus 120 basis points and our unsecured term loans bear interest at LIBOR plus 135 and 150 basis points, respectively, based on the credit ratings noted above.
The recent downgrade from Moody’s does not change these interest rates. If our credit rating from S&P were to decline (and Moody’s credit rating remained non-investment grade), our unsecured credit facilities would bear interest at LIBOR plus 155 basis points and the interest rate on our two unsecured term loans would bear interest at LIBOR plus 175 basis points and 200 basis points, respectively, which would increase our borrowing costs. Such a downgrade may also impact terms and conditions of future borrowings in addition to adversely affecting our ability to access the public debt markets.
Mortgages on Operating Properties
2017 Financings
The following table presents loans, secured by the related Properties, that were entered into in 2017 (in thousands):

Date	Property	Consolidated/ Unconsolidated Property	Stated Interest Rate	Maturity Date	Amount Extended	Company's Pro Rata Share
March	Statesboro Crossing (1)	Consolidated	LIBOR + 1.8%	June 2018	$10,930	$5,465
August	Ambassador Town Center - Infrastructure (2)	Unconsolidated	LIBOR + 2.0%	August 2020	11,035	7,173

(1)	We exercised the extension option under the mortgage loan.

(2)
The loan was amended and modified to extend the maturity date. The Operating Partnership has guaranteed 100% of the loan. See Note 14 to the consolidated financial statements for information on the Operating Partnership's guaranty. The joint venture has an interest rate swap on the notional amount of the loan, amortizing to $9,360 over the term of the swap, to effectively fix the interest rate to 3.74%.

Subsequent to December 31, 2017, several operating Property loans were extended. See Note 19 to the consolidated financial statements for more information.
2016 Financings
The following table presents loans, secured by the related Properties, that were entered into in 2016 (in thousands):

Date	Property	Consolidated/ Unconsolidated Property	Stated Interest Rate	Maturity Date (1)		Amount Financed or Extended		Company's Pro Rata Share
February	The Pavilion at Port Orange (2)	Unconsolidated	LIBOR + 2.0%	February 2018	(3)	$58,628		$34,314
February	Hammock Landing - Phase I (2)	Unconsolidated	LIBOR + 2.0%	February 2018	(3)	43,347	(4)	21,674
February	Hammock Landing - Phase II (2)	Unconsolidated	LIBOR + 2.0%	February 2018	(3)	16,757		8,378

Date	Property	Consolidated/ Unconsolidated Property	Stated Interest Rate		Maturity Date (1)		Amount Financed or Extended	Company's Pro Rata Share
February	Triangle Town Center, Triangle Town Place, Triangle Town Commons (5)	Unconsolidated	4.00%	(6)	December 2018	(7)	171,092	1,711
April	Hickory Point Mall (8)	Consolidated	5.85%		December 2018	(9)	27,446	27,446
June	Statesboro Crossing (10)	Consolidated	LIBOR + 1.80%		June 2017		11,035	5,517
June	Hamilton Place (11)	Consolidated	4.36%		June 2026		107,000	96,300
June	Ambassador Town Center (12)	Unconsolidated	3.22%	(13)	June 2023		47,660	30,979
June	Fremaux Town Center (14)	Unconsolidated	3.70%	(15)	June 2026		73,000	47,450
December	The Shops at Friendly Center (16)	Unconsolidated	3.34%		April 2023		60,000	30,000
December	Cary Towne Center (17)	Consolidated	4.00%		March 2019	(18)	46,716	46,716
December	Greenbrier Mall (19)	Consolidated	5.00%		December 2019	(20)	70,801	70,801

(1)	Excludes any extension options.

(2)	The guaranty was reduced from 25% to 20% in conjunction with the refinancing. See Note 14 to the consolidated financial statements for more information.

(3)	The loan was modified and extended to February 2018 with a one-year extension option to February 2019.

(4)	The capacity was increased from $39,475 to fund an expansion.

(5)	The loan was amended and modified in conjunction with the sale of the Properties to a newly formed joint venture. See Note 5 to the consolidated financial statements for additional information.

(6)	The interest rate was reduced from 5.74% to 4.00% interest-only payments through the initial maturity date.

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

(8)	The loan was modified to extend the maturity date. The interest rate remains at 5.85% but now the loan is interest-only.

(9)	The loan has a one-year extension option at our election for an outside maturity date of December 2019.

(10)	The loan was modified to extend the maturity date to June 2017 with a one-year extension option to June 2018.

(11)
Proceeds from the non-recourse loan were used to retire an existing $98,181 loan with an interest rate of 5.86% that was scheduled to mature in August 2016. Our share of excess proceeds was used to reduce outstanding balances on our credit facilities.

(12)	The non-recourse loan was used to retire an existing construction loan with a principal balance of $41,885 and excess proceeds were utilized to fund remaining construction costs.

(13)
The joint venture has an interest rate swap on a notional amount of $47,660, amortizing to $38,866 over the term of the swap, related to Ambassador Town Center to effectively fix the interest rate on the variable-rate loan. Therefore, this amount is currently reflected as having a fixed rate.

(14)	Net proceeds from the non-recourse loan were used to retire the existing construction loans, secured by Phase I and Phase II of Fremaux Town Center, with an aggregate balance of $71,125.

(15)
The joint venture had an interest rate swap on a notional amount of $73,000, amortizing to $52,130 over the term of the swap, related to Fremaux Town Center to effectively fix the interest rate on the variable-rate loan. In October 2016, the joint venture made an election under the loan agreement to convert the loan from a variable-rate to a fixed-rate loan which bears interest at 3.70%.

(16)
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

(17)
The loan was restructured to extend the maturity date and reduce the interest rate from 8.5% to 4.0% interest-only payments. We plan to utilize excess cash flows from the mall to fund a redevelopment, which includes the sale of land to IKEA. The original maturity date is contingent on our redevelopment plans.

(18)	The loan has one two-year extension option, which is at our option and contingent on our having met specified redevelopment criteria, for an outside maturity date of March 2021.

(19)
The loan was restructured, with an effective date of November 2016, to extend the maturity date and reduce the interest rate from 5.91% to 5.00% interest-only payments through December 2017. The interest rate will increase to 5.4075% on January 1, 2018 and thereafter require monthly principal payments of $225 and $300 in 2018 and 2019, respectively, in addition to interest.

(20)
The loan has a one-year extension option, at our election, which is contingent on the mall meeting specified debt service and operational metrics. If the loan is extended, monthly principal payments of $325 will be required in 2020 in addition to interest.

2017 Loan Repayments
We repaid the following loans, secured by the related Properties, in 2017 (in thousands):

Date	Property	Consolidated/ Unconsolidated Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
January	The Plaza at Fayette	Consolidated	5.67%	April 2017	$37,146
January	The Shoppes at St. Clair	Consolidated	5.67%	April 2017	18,827
February	Hamilton Corner	Consolidated	5.67%	April 2017	14,227
March	Layton Hills Mall	Consolidated	5.66%	April 2017	89,526
April	The Outlet Shoppes at Oklahoma City (2)	Consolidated	5.73%	January 2022	53,386
April	The Outlet Shoppes at Oklahoma City - Phase II (2)	Consolidated	3.53%	April 2019	5,545
April	The Outlet Shoppes at Oklahoma City - Phase III (2)	Consolidated	3.53%	April 2019	2,704
July	Gulf Coast Town Center - Phase III (3)	Unconsolidated	3.13%	July 2017	4,118
September	Hanes Mall (4)	Consolidated	6.99%	October 2018	144,325
September	The Outlet Shoppes at El Paso	Consolidated	7.06%	December 2017	61,561

(1)	We retired the loans with borrowings from our credit facilities unless otherwise noted.

(2)
The loan was retired in conjunction with the sale of the Property which secured the loan. See Note 4 for more information. We recorded an $8,500 loss on extinguishment of debt due to a prepayment fee on the early retirement.

(3)
We loaned the unconsolidated affiliate, JG Gulf Coast Town Center, LLC, the amount necessary to retire the loan and received a mortgage note receivable in return. In December 2017, our partner assigned its 50% interest in the Property to us. See Note 3 and Note 5 to the consolidated financial statements for more information. This intercompany loan is eliminated in consolidation as of December 31, 2017 since the Property became wholly-owned by us.

(4)	We recorded a $371 loss on extinguishment of debt due to a prepayment fee on the early retirement.
Subsequent to December 31, 2017, an operating Property loan was retired. See Note 19 to the consolidated financial statements for more information.
2016 Loan Repayments
We repaid the following loans, secured by the related Properties, in 2016 (in thousands):

Date	Property	Consolidated/ Unconsolidated Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
April	CoolSprings Crossing	Consolidated	4.54%	April 2016	$11,313
April	Gunbarrel Pointe	Consolidated	4.64%	April 2016	10,083
April	Stroud Mall	Consolidated	4.59%	April 2016	30,276
April	York Galleria	Consolidated	4.55%	April 2016	48,337
April	Renaissance Center - Phase I	Unconsolidated	5.61%	July 2016	31,484
June	Hamilton Place (2)	Consolidated	5.86%	August 2016	98,181
July	Kentucky Oaks Mall (3)	Unconsolidated	5.27%	January 2017	19,912
August	Dakota Square Mall	Consolidated	6.23%	November 2016	55,103
September	High Pointe Commons - Phase I (4)	Unconsolidated	5.74%	May 2017	12,401
September	High Pointe Commons - PetCo (4)	Unconsolidated	3.20%	July 2017	19
September	High Pointe Commons - Phase II (4)	Unconsolidated	6.10%	July 2017	4,968
September	Governor's Square Mall (5)	Unconsolidated	8.23%	September 2016	14,089
October	Southaven Towne Center	Consolidated	5.50%	January 2017	38,314
December	Triangle Town Place (6)	Unconsolidated	4.00%	December 2018	29,342
December	The Shops at Friendly Center (7)	Unconsolidated	5.90%	January 2017	37,640

(1)	We retired the loans with borrowings from our credit facilities unless otherwise noted.

(2)	The joint venture retired the loan with proceeds from a $107,000 fixed-rate non-recourse loan. See 2016 Financings above for more information.

(3)	Our share of the loan was $9,956.

(4)
The loan secured by the Property was paid off using proceeds from the sale of the Property in September 2016. See Note 5 to the consolidated financial statements for more information. Our share of the loan was 50%.

(5)	Our share of the loan was $6,692.

(6)
A portion of the net proceeds was used to pay down the balance of a loan for the portion secured by Triangle Town Place upon its sale in December 2016. After the debt reduction associated with the sale of Triangle Town Place, the principal balance of the loan secured by Triangle Town Center and Triangle Town Commons as of December 31, 2016 was $141,126, of which our share was $14,113.

(7)	The loan secured by the Property was retired using a portion of the net proceeds from a $60,000 fixed-rate loan. See 2016 Financings above for more information.

Additionally, the $38,150 loan secured by Fashion Square was assumed by the buyer in conjunction with the sale of the mall in July 2016. The fixed-rate loan bore interest at 4.95% and had a maturity date of June 2022.
Construction Loans
2017 Financings
The following table presents the construction loans, secured by the related Properties, that were entered into in 2017 (in thousands):

Date	Property	Consolidated/ Unconsolidated Property	Stated Interest Rate	Maturity Date (1)	Amount Financed or Extended
October	The Shoppes at Eagle Point (2)	Unconsolidated	LIBOR + 2.75%	October 2020	$36,400
December	Self-storage development - EastGate Mall (3)	Unconsolidated	LIBOR + 2.75%	December 2022	6,500

(1)	Excludes any extension options.

(2)
The unconsolidated 50/50 joint venture closed on a construction loan for the development of The Shoppes at Eagle Point, a community center located in Cookeville, TN. The Operating Partnership has guaranteed 100% of the loan. The loan has one two-year extension option available at the unconsolidated affiliate's election, subject to compliance with the terms of the loan. The interest rate will be reduced to a variable-rate of LIBOR plus 2.35% once construction is complete and certain debt and operational metrics are met.

(3)
The unconsolidated 50/50 joint venture closed on a construction loan for the development of a climate controlled self-storage facility adjacent to EastGate Mall in Cincinnati, OH. The loan is interest only through November 2020. Thereafter, monthly principal payments of $10, in addition to interest, will be due. The Operating Partnership has guaranteed 100% of the loan.

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

(2)	The interest rate will be reduced to LIBOR plus 2.25% once the development is complete and certain debt and operational metrics are met.

(3)	The loan has one 24-month extension option, which is at the joint venture's election, subject to continued compliance with the terms of the loan agreement, for an outside maturity date of May 2021.
2016 Loan Repayments
We repaid the following construction loans, secured by the related Properties, in 2016 (in thousands):

Date	Property	Consolidated/ Unconsolidated Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid
June	Fremaux Town Center - Phase I (1)	Unconsolidated	2.44%	August 2016	$40,530
June	Fremaux Town Center - Phase II (1)	Unconsolidated	2.44%	August 2016	30,595

Date	Property	Consolidated/ Unconsolidated Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid
June	Ambassador Town Center (2)	Unconsolidated	2.24%	December 2017	41,885
December	The Outlet Shoppes at Atlanta - Parcel Development (3)	Consolidated	3.02%	December 2019	2,124

(1)	The construction loan was retired using a portion of the net proceeds from a $73,000 fixed-rate non-recourse mortgage loan. See 2016 Financings above for more information.

(2)
The construction loan was retired using a portion of the net proceeds from a $47,660 fixed-rate non-recourse mortgage loan. Excess proceeds were utilized to fund remaining construction costs. See 2016 Financings above for more information.

(3)	In conjunction with its sale in December 2016, a portion of the net proceeds was used to retire the loan secured by the Property.
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
In conjunction with the divestiture of our interests in a consolidated joint venture, we were relieved of our funding obligation related to the loan secured by vacant land owned by the joint venture, which had a principal balance of $2.5 million upon the disposition of our interests in 2017. See Note 12 and Note 15 to the consolidated financial statements for more information.
Unencumbered Consolidated Portfolio Statistics (dollars in thousands, except sales per square foot data)

Unencumbered consolidated Properties:	Sales Per Square Foot for the Year Ended (1) (2)		Occupancy (2)		% of Consolidated Unencumbered NOI for the Year Ended 12/31/17 (3)
	12/31/17	12/31/16	12/31/17	12/31/16
Malls:
Tier 1 Malls	$413	$429	93.4%	96.3%	23.1%
Tier 2 Malls	339	346	91.9%	93.1%	50.4%
Tier 3 Malls	279	291	89.7%	92.7%	15.2%
Total Malls	343	354	91.7%	93.5%	88.7%

Other Properties:
Total Associated Centers	N/A	N/A	97.3%	97.2%	6.8%

Total Community Centers	N/A	N/A	99.2%	98.8%	3.2%

Total Office Buildings and Other	N/A	N/A	94.2%	94.0%	1.3%

Total Unencumbered Consolidated Portfolio	$343	$354	92.9%	94.2%	100.0%

(1)	Represents same-center sales per square foot for mall tenants 10,000 square feet or less for stabilized malls.

(2)	Operating metrics are included for unencumbered operating Properties and do not include sales or occupancy of unencumbered parcels.

(3)	Our consolidated unencumbered Properties generated approximately 59% of total consolidated NOI of $613,489 (which excludes NOI related to dispositions) for the year ended December 31, 2017.

Equity
At-The-Market Equity Program
We have not sold any shares under the ATM program since 2013. See Note 7 to the consolidated financial statements for a description of our ATM program.
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
Dividends - CBL
CBL paid first, second and third quarter 2017 cash dividends on its common stock of $0.265 per share on April 17th, July 17th and October 16, 2017, respectively.  In order to maximize available cash flow for investing in our Properties and debt reduction, CBL's Board of Directors made the decision to reduce our common stock dividend in the fourth quarter of 2017 to an annualized rate of $0.80 per share. On November 2, 2017, CBL's Board of Directors declared a fourth quarter cash dividend of $0.200 per share that was paid on January 16, 2018, to shareholders of record as of December 29, 2017. Future dividends payable will be determined by CBL's Board of Directors based upon circumstances at the time of declaration.
During the year ended December 31, 2017, we paid dividends of $226.2 million to holders of our common stock and our preferred stock, as well as $62.0 million in distributions to the noncontrolling interest investors in our Operating Partnership and other consolidated subsidiaries.
Distributions - The Operating Partnership
The Operating Partnership paid first, second and third quarter 2017 cash distributions on its redeemable common units and common units of $0.7322 and $0.2692 per share, respectively, on April 17th, July 17th and October 16, 2017, respectively.  On November 2, 2017, the Operating Partnership declared a fourth quarter cash distribution on its redeemable common units and common units of $0.7322 and $0.2048 per share, respectively, that was paid on January 16, 2018. The distribution declared in the fourth quarter of 2017, totaling $7.4 million, is included in accounts payable and accrued liabilities at December 31, 2017.  The total dividend included in accounts payable and accrued liabilities at December 31, 2016 was $9.1 million.
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
Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value of equity) ratio was 73.1% at December 31, 2017, compared to 63.0% at December 31, 2016. The increase in the ratio was a result of the decline in our stock price to $5.66 at December 29, 2017 from $11.50 at December 30, 2016.

Our debt-to-market capitalization ratio at December 31, 2017 was computed as follows (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	199,297	$5.66	$1,128,021
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00	453,750
6.625% Series E Cumulative Redeemable Preferred Stock	690	250.00	172,500
Total market equity			1,754,271
Our share of total debt, excluding unamortized deferred financing costs			4,764,431
Total market capitalization			$6,518,702
Debt-to-total-market capitalization ratio			73.1%

(1)
Stock price for common stock and Operating Partnership units equals the closing price of our common stock on December 29, 2017. The stock prices for the preferred stock represent the liquidation preference of each respective series of preferred stock.

Contractual Obligations
The following table summarizes our significant contractual obligations as of December 31, 2017 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt:
Total consolidated debt service (1)	$5,235,427	$990,640	$1,240,200	$1,142,308	$1,862,279
Noncontrolling interests' share in other consolidated subsidiaries	(105,466)	(10,505)	(10,861)	(11,432)	(72,668)
Our share of unconsolidated affiliates debt service (2)	707,542	151,499	70,959	147,459	337,625
Our share of total debt service obligations	5,837,503	1,131,634	1,300,298	1,278,335	2,127,236

Operating leases: (3)
Ground leases on consolidated Properties	15,113	622	1,264	1,106	12,121

Purchase obligations: (4)
Construction contracts on consolidated Properties	14,497	14,497	—	—	—
Our share of construction contracts on unconsolidated Properties	4,166	4,166	—	—	—
Our share of total purchase obligations	18,663	18,663	—	—	—

Other Contractual Obligations: (5)
Master Services Agreements	121,466	32,391	64,782	24,293	—

Total contractual obligations	$5,992,745	$1,183,310	$1,366,344	$1,303,734	$2,139,357

(1)
Represents principal and interest payments due under the terms of mortgage and other indebtedness, net and includes $1,152,275 of variable-rate debt service on five operating Properties, two unsecured credit facilities and three unsecured term loans. The credit facilities and term loans do not require scheduled principal payments. The future interest payments are projected based on the interest rates that were in effect at December 31, 2017. See Note 6 to the consolidated financial statements for additional information regarding the terms of long-term debt. The total consolidated debt service includes one loan, with a principal balance of $122,435 as of December 31, 2017, secured by Acadiana Mall, which is in receivership. We expect the foreclosure process to be complete in 2018. Subsequent to December 31, 2017, the loan secured by Kirkwood Mall, with a principal balance of $37,295, was retired. The loan was scheduled to mature in April 2018. See Note 6 and Note 19 to the consolidated financial statements for more information.

(2)	Includes $151,592 of variable-rate debt service. Future contractual obligations have been projected using the same assumptions as used in (1) above.

(3)
Obligations where we own the buildings and improvements, but lease the underlying land under long-term ground leases. The maturities of these leases range from 2019 to 2089 and generally provide for renewal options.

(4)
Represents the remaining balance to be incurred under construction contracts that had been entered into as of December 31, 2017, but were not complete. The contracts are primarily for development of Properties.

(5)	Represents the remainder of a five year agreement for maintenance, security, and janitorial services at our Properties. We have the right to cancel the contract after October 1, 2019.

Capital Expenditures
Deferred maintenance expenditures are generally billed to tenants as CAM expense, and most are recovered over a 5 to 15-year period. Renovation expenditures are primarily for remodeling and upgrades of Malls, of which a portion is recovered from tenants over a 5 to 15-year period.  We recover these costs through fixed amounts with annual increases or pro rata cost reimbursements based on the tenant’s occupied space. The following table, which excludes expenditures for developments and expansions, summarizes these capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the year ended December 31, 2017 compared to 2016 (in thousands):

	Year Ended December 31,
	2017	2016
Tenant allowances (1)	$35,673	$55,098

Renovations	13,080	11,942

Deferred maintenance:
Parking lot and parking lot lighting	13,057	17,168
Roof repairs and replacements	8,836	5,008
Other capital expenditures	22,597	16,837
Total deferred maintenance	44,490	39,013

Capitalized overhead	6,745	5,116

Capitalized interest	2,230	2,302

Total capital expenditures	$102,218	$113,471

(1)	Tenant allowances primarily relate to new leases. Tenant allowances related to renewal leases were not material for the periods presented.
We continue to make it a priority to reinvest in our Properties in order to enhance their dominant positions in their markets. Renovations usually include remodeling and upgrading existing facades, uniform signage, new entrances and floor coverings, updating interior décor, resurfacing parking lots and improving the lighting of interiors and parking lots. Renovations can result in attracting new retailers, increased rental rates, sales and occupancy levels and maintaining the Property's market dominance. Our total investment in 2017 renovations was $13.1 million, which included approximately $6.9 million at Asheville Mall in Asheville, NC and $4.1 million at East Towne Mall in Madison, WI as well as other eco-friendly green renovations. The total investment in the renovations that are scheduled for 2018 is projected to be $9.6 million, which includes floor renovations at Kirkwood Mall in Bismarck, ND, Asheville Mall in Asheville, NC and Southpark Mall in Colonial Heights, VA as well as other eco-friendly green renovations.
Annual capital expenditures budgets are prepared for each of our Properties that are intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, will provide the necessary funding for these expenditures.

Developments, Redevelopments and Expansions
Properties Opened During the Year Ended December 31, 2017
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Opening Date	Initial Unleveraged Yield
Outlet Center:
The Outlet Shoppes at Laredo	Laredo, TX	65%	357,755	$69,936	$70,662	Apr-17	9.6%

Mall Expansions:
Kirkwood Mall - Lucky 13 (Lucky's Pub)	Bismarck, ND	100%	6,500	3,200	3,205	Sep-17	7.6%
Mayfaire Town Center - Phase I	Wilmington, NC	100%	67,766	19,073	12,718	Feb-17	8.4%
			74,266	22,273	15,923

Total Properties Opened			432,021	$92,209	$86,585

(1)	Total Cost is presented net of reimbursements to be received.

(2)	Cost to Date does not reflect reimbursements until they are received.
Redevelopments Completed During the Year Ended December 31, 2017
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Opening Date	Initial Unleveraged Yield
Mall Redevelopments:
College Square - Partial Belk Redevelopment (Planet Fitness) (3)	Morristown, TN	100%	20,000	$1,549	$1,434	Mar-17	9.9%
Dakota Square Mall - Partial Miracle Mart Redevelopment (T.J. Maxx)	Minot, ND	100%	20,755	1,929	1,586	May-17	12.3%
East Towne Mall - Lulu's 13 Pub	Madison, WI	100%	7,758	3,014	2,001	Oct-17	6.5%
Hickory Point Mall Redevelopment (T.J. Maxx/Shops)	Forsyth, IL	100%	50,030	4,070	2,689	Sep-17	8.9%
Pearland Town Center - Sports Authority Redevelopment (Dick's Sporting Goods)	Pearland, TX	100%	48,582	7,069	6,325	Apr-17	12.2%
South County Center - DXL	St. Louis, MO	100%	6,792	1,266	1,137	Jun-17	21.1%
Stroud Mall - Beauty Academy	Stroudsburg, PA	100%	10,494	2,167	1,932	Jun-17	6.6%
Turtle Creek Mall - Ulta Beauty	Hattiesburg, MS	100%	20,782	3,050	1,763	Apr-17	6.7%
York Galleria - Partial JC Penney Redevelopment (Gold's Gym/Shops)	York, PA	100%	40,832	5,222	3,837	Jul-17	12.8%
York Galleria - Partial JC Penney Redevelopment (H&M/Shops)	York, PA	100%	42,672	5,582	4,363	Apr-17	7.8%
Total Redevelopment Completed			268,697	34,918	27,067

Other Redevelopment:
The Landing at Arbor Place - Ollie's (4)	Atlanta (Douglasville), GA	100%	28,446	1,946	1,813	Aug-17	8.6%
Total Redevelopment Completed			297,143	$36,864	$28,880

(1)	Total Cost is presented net of reimbursements to be received.

(2)	Cost to Date does not reflect reimbursements until they are received.

(3)	This Property was sold in 2017.

(4)	This redevelopment is at an associated center.

We completed several Anchor redevelopments during 2017, adding in a variety of non-traditional tenants, as we continue to reinvent our Properties into suburban town centers.
Properties under Development at December 31, 2017
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Expected Opening Date	Initial Unleveraged Yield
Other Development:
The Shoppes at Eagle Point (3)	Cookeville, TN	50%	233,715	$22,565	$10,167	Fall-18	8.2%

Mall Expansion:
Parkdale Mall - Restaurant Addition	Beaumont, TX	100%	4,700	1,315	1,143	Spring-18	10.4%

Mall Redevelopments:
Eastland Mall - JC Penney Redevelopment (H&M/Outback/Planet Fitness)	Bloomington, IL	100%	64,383	14,004	492	Summer-18	6.4%
East Towne Mall - Flix Brewhouse	Madison, WI	100%	40,795	9,999	5,882	Spring-18	8.4%
Friendly Center - O2 Fitness	Greensboro, NC	50%	27,048	2,285	116	Spring-18	10.3%
York Galleria - Partial JC Penney Redevelopment (Marshalls)	York, PA	100%	21,026	2,870	477	Winter-18	11.0%
			153,252	29,158	6,967

Total Properties Under Development			391,667	$53,038	$18,277

(1)	Total Cost is presented net of reimbursements to be received.

(2)	Cost to Date does not reflect reimbursements until they are received.

(3)
We will initially fund 100% of the required equity contribution. The remainder of the community center project will be funded through a construction loan with a total borrowing capacity of $36,400. See Note 5 to the consolidated financial statements for more information.

Shadow Development Pipeline at December 31, 2017
(Dollars in thousands)

Property	Location	CBL Ownership Interest	Total Project Square Feet	CBL's Share of Estimated Total Cost (1)	Expected Opening Date	Initial Unleveraged Yield
Mall Redevelopments:
Northgate Mall - Sears Auto Center Redevelopment (Aubrey's/Panda Express)	Chattanooga, TN	100%	7,000 - 8,000	$1,600 - $2,000	Winter-18	7.0% - 8.0%
Volusia Mall - Sears Auto Center Redevelopment (Bonefish Grill/Casual Pint/Metro Diner)	Daytona Beach, FL	100%	22,000 - 25,000	9,000 - 11,000	Winter-18	7.0% - 8.0%
Total Shadow Pipeline			29,000 - 33,000	$10,600 - $13,000
We are continually pursuing new development opportunities and have projects in various stages of pre-development. Our shadow pipeline consists of projects for Properties on which we have completed initial project analysis and design but which have not commenced construction as of December 31, 2017. Except for the projects presented above, we did not have any other material capital commitments as of December 31, 2017.

New Developments
The Outlet Shoppes at Laredo opened in April 2017. See the table above for more information on this development.
In the third quarter of 2017, the 50/50 unconsolidated affiliate, Shoppes at Eagle Point, LLC, acquired land and construction began on a community center development, The Shoppes at Eagle Point, located in Cookeville, TN. Construction is expected to be complete in October 2018. Anchors will include Publix and Academy Sports.
In the fourth quarter of 2017, the Company entered into a 50/50 joint venture, EastGate Storage, LLC, to develop a self-storage facility adjacent to EastGate Mall.
See Note 5 to the consolidated financial statements for additional information on these unconsolidated affiliates.
Dispositions
We completed the disposition of interests in three malls (including one outlet center) and two office buildings in 2017 for an aggregate gross sales price of $189.8 million. After loan repayment, commissions and closing costs, the sales generated approximately $112.1 million of net proceeds which were primarily used to reduce outstanding balances on our lines of credit. We also returned three malls to their respective lenders in satisfaction of the non-recourse debt secured by each Property and recognized a gain on extinguishment of debt of approximately $39.8 million during 2017. See Note 4 and Note 6 to the consolidated financial statements for additional information on these dispositions.
Loss on Investment
In 2017, we recorded a loss on investment of $6.2 million related to the sale of our 25% interest in an unconsolidated affiliate, River Ridge Mall JV, LLC, to our joint venture partner for $9.0 million. See Note 5 to the consolidated financial statements for additional information.
Off-Balance Sheet Arrangements
Unconsolidated Affiliates
We have ownership interests in 17 unconsolidated affiliates as of December 31, 2017, that are described in Note 5 to the consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the accompanying consolidated balance sheets as investments in unconsolidated affiliates.
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

The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying consolidated balance sheets as of December 31, 2017 and 2016 (in thousands):

	As of December 31, 2017							Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership		Maximum Guaranteed Amount	Debt Maturity Date (1)		12/31/17	12/31/16
West Melbourne I, LLC - Phase I (2)	50%	$42,247	20%		$8,449	Feb-2018	(3)	$86	$86
West Melbourne I, LLC - Phase II (2)	50%	16,317	20%		3,263	Feb-2018	(3)	33	33
Port Orange I, LLC	50%	57,088	20%		11,418	Feb-2018	(3)	116	116
Ambassador Infrastructure, LLC	65%	11,035	100%	(4)	11,035	Aug-2020		177	177
Shoppes at Eagle Point, LLC	50%	5,977	100%	(5)	36,400	Oct-2020	(6)	364	—
EastGate Storage, LLC	50%	—	100%	(7)	6,500	Dec-2022		65	—
			Total guaranty liability					$841	$412

(1)	Excludes any extension options.

(2)	The loan is secured by Hammock Landing - Phase I and Hammock Landing - Phase II, respectively.

(3)	The loan was extended subsequent to December 31, 2017. See Note 19 to the consolidated financial statements for more information.

(4)	In 2017, the loan was amended and modified to extend the maturity date as well as the terms of the guaranty. See Note 5 to the consolidated financial statements for more information.

(5)	We received a 1% fee for this guaranty when the loan was issued in October 2017. The guaranty will be reduced to 35% once construction is complete.

(6)	The loan has one two-year extension option, at the joint venture's election, for an outside maturity date of October 2022.

(7)	Once construction is complete, the guaranty will be reduced to 50%. The guaranty will be further reduced to 25% once certain debt and operational metrics are met.
We have guaranteed the lease performance of York Town Center, LP ("YTC"), an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22.0 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to $10.0 million. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $13.2 million as of December 31, 2017.  We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty.  We did not include an obligation for this guaranty because we determined that the fair value of the guaranty was not material as of December 31, 2017 and 2016.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP.  In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures.  We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared.  On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP.  However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that are reasonably likely to occur could materially impact the financial statements.  Management believes that the following critical accounting policies discussed in this section reflect its more significant estimates and assumptions used in preparation of the consolidated financial statements.  We have reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.  See Note 2 of the Notes to Consolidated Financial Statements, included in Item 8 of this Annual Report on Form 10-K for a discussion of our significant accounting policies.
Revenue Recognition
Minimum rental revenue from operating leases is recognized on a straight-line basis over the initial terms of the related leases. Certain tenants are required to pay percentage rent if their sales volumes exceed thresholds specified in their lease agreements. Percentage rent is recognized as revenue when the thresholds are achieved and the amounts become determinable.
We receive reimbursements from tenants for real estate taxes, insurance, CAM, and other recoverable operating expenses as provided in the lease agreements. Tenant reimbursements are recognized as revenue in the period the related operating expenses are incurred. Tenant reimbursements related to certain capital expenditures are billed to tenants over periods of 5 to 15 years and are recognized as revenue in accordance with underlying lease terms.
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
All acquired real estate assets are accounted for using the acquisition method of accounting and accordingly, the results of operations are included in the consolidated statements of operations from the respective dates of acquisition. The purchase price is allocated to (i) tangible assets, consisting of land, buildings and improvements, as if vacant, and tenant improvements and (ii) identifiable intangible assets and liabilities generally consisting of above- and below-market leases and in-place leases. We use estimates of fair value based on estimated cash flows, using appropriate discount rates, and other valuation methods to allocate the purchase price to the acquired tangible and intangible assets. Liabilities assumed generally consist of mortgage debt on the real estate assets acquired. Assumed debt with a stated interest rate that is significantly different from market interest rates is recorded at its fair value based on estimated market interest rates at the date of acquisition. Upon our adoption of Accounting Standards Update 2017-01, Clarifying the Definition of a Business, on a prospective basis in January 2017, we expect our future acquisitions will be accounted for as acquisitions of assets in which related transaction costs will be capitalized.
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
During the year ended December 31, 2017, we recorded a loss on impairment totaling $71.4 million, which primarily consists of $67.5 million attributable to two malls. During 2016, we recorded a loss on impairment totaling $116.8 million, which primarily consisted of $96.7 million related to 2016 Property dispositions, $15.4 million attributable to two malls that were in foreclosure and $3.8 million related to two office buildings. During 2015, we recorded a loss on impairment totaling $105.9 million. Of this total, $100.0 million related to a Non-Core mall, $2.6 million was attributable to one mall disposition, $1.9 million related to the disposition of an associated center and $1.4 million was from the sale of two outparcels and a building at a formerly owned mall. See Note 4, Note 15 and Note 19 to the consolidated financial statements for additional information about these impairment losses.
Allowance for Doubtful Accounts
We periodically perform a detailed review of amounts due from tenants and others to determine if accounts receivable balances are impaired based on factors affecting the collectability of those balances.  Our estimate of the allowance for doubtful accounts requires significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.  We recorded a provision for doubtful accounts of $3.8 million, $4.1 million and $2.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
No impairments of investments in unconsolidated affiliates were incurred during 2017, 2016 and 2015.
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
During inflationary periods, substantially all of our tenant leases contain provisions designed to mitigate the impact of inflation.  These provisions include clauses enabling us to receive percentage rent based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases.  In addition, many of the leases are for terms of less than ten years, which may provide us the opportunity to replace existing leases with new leases at higher base and/or percentage rent if rents of the existing leases are below the then existing market rate.  Most of the leases require the tenants to pay a fixed amount subject to annual increases for their share of operating expenses, including CAM, real estate taxes, insurance and certain capital expenditures, which reduces our exposure to increases in costs and operating expenses resulting from inflation.
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
FFO allocable to Operating Partnership common unitholders decreased 19.2% to $434.6 million for the year ended December 31, 2017 compared to $538.2 million for the prior year.  Excluding the adjustments noted below, FFO of the Operating Partnership, as adjusted, decreased 13.9% for the year ending December 31, 2017 to $413.7 million compared to $480.8 million in 2016. FFO was unfavorably impacted primarily by dilution from asset sales, lower gains on outparcel sales and declines in Property NOI.
The reconciliation of net income attributable to common shareholders to FFO allocable to Operating Partnership common unitholders is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net income attributable to common shareholders	$76,048	$127,990	$58,479
Noncontrolling interest in income of Operating Partnership	12,652	21,537	10,171
Depreciation and amortization expense of:
Consolidated Properties	299,090	292,693	299,069
Unconsolidated affiliates	38,124	38,606	40,476
Non-real estate assets	(3,526)	(3,154)	(3,083)
Noncontrolling interests' share of depreciation and amortization	(8,977)	(8,760)	(9,045)
Loss on impairment, net of taxes	70,185	115,027	105,945
Gain on depreciable Property, net of taxes and noncontrolling interests' share	(48,983)	(45,741)	(20,944)
FFO allocable to Operating Partnership common unitholders	434,613	538,198	481,068
Litigation expense (1)	103	2,567	(1,329)
Nonrecurring professional fees expense (reimbursement) (1)	(919)	2,258	—
(Gain) loss on investments, net of taxes (2)	6,197	(7,034)	(16,560)
Equity in earnings from disposals of unconsolidated affiliates (3)	—	(58,243)	—
Non-cash default interest expense (4)	5,319	2,840	—
Impact of new tax law on income tax expense	2,309	—	—

	Year Ended December 31,
	2017	2016	2015
(Gain) loss on extinguishment of debt, net of noncontrolling interests' share (5)	(33,902)	197	(256)
FFO allocable to Operating Partnership common unitholders, as adjusted	$413,720	$480,783	$462,923

FFO per diluted share	$2.18	$2.69	$2.41

FFO, as adjusted, per diluted share	$2.08	$2.41	$2.32

(1)
Litigation expense and nonrecurring professional fees expense, including settlements paid, are included in general and administrative expense in the consolidated statements of operations. Nonrecurring professional fees reimbursement is included in interest and other income in the consolidated statements of operations.

(2)
The year ended December 31, 2017 includes a loss on investment related to the write down of our 25% interest in River Ridge Mall JV, LLC based on the contract price to sell such interest to our joint venture partner. The sale closed in August 2017. The year ended December 31, 2016, includes a gain of $10,136 related to the redemption of our 2007 investment in a Chinese real estate company, less related taxes of $500, partially offset by a $2,602 loss related to our exit from our consolidated joint venture that provided security and maintenance services to third parties. The year ended December 31, 2015, includes a $16,560 gain related to the sale of marketable securities. These amounts are included in gain on investments in the consolidated statements of operations.

(3)
The year ended December 31, 2016, includes $3,758 related to the sale of four office buildings, $28,146 related to the foreclosure of the loan secured by Gulf Coast Town Center and $26,373 related to the sale of our 50% interest in Triangle Town Center. These amounts are included in equity in earnings of unconsolidated affiliates in the consolidated statements of operations.

(4)
The year ended December 31, 2017 includes default interest expense related to Acadiana Mall, Chesterfield Mall, Midland Mall and Wausau Center. The year ended December 31, 2016 includes default interest expense related to Chesterfield Mall, Midland Mall and Wausau Center.

(5)
The year ended December 31, 2017 includes a gain on extinguishment of debt of $39,798 related to the non-recourse loans secured by Chesterfield Mall, Midland Mall and Wausau Center which were conveyed to their respective lenders in 2017. This gain was partially offset by a loss on extinguishment of debt from prepayment fees on the early retirement of mortgage loans, net of the noncontrolling interests' share.

The reconciliation of diluted EPS attributable to common shareholders to FFO per diluted share is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Diluted EPS attributable to common shareholders	$0.44	$0.75	$0.34
Eliminate amounts per share excluded from FFO:
Depreciation and amortization expense, including amounts from consolidated Properties, unconsolidated affiliates, non-real estate assets and excluding amounts allocated to noncontrolling interests	1.64	1.60	1.64
Loss on impairment, net of taxes	0.35	0.57	0.53
Gain on depreciable Property, net of taxes and noncontrolling interests' share	(0.25)	(0.23)	(0.10)
FFO per diluted share	$2.18	$2.69	$2.41

The reconciliations of FFO allocable to Operating Partnership common unitholders to FFO allocable to common shareholders, including and excluding the adjustments noted above are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
FFO of the Operating Partnership	$434,613	$538,198	$481,068
Percentage allocable to common shareholders (1)	85.83%	85.48%	85.35%
FFO allocable to common shareholders	$373,028	$460,052	$410,592

FFO allocable to Operating Partnership common unitholders, as adjusted	$413,720	$480,783	$462,923
Percentage allocable to common shareholders (1)	85.83%	85.48%	85.35%
FFO allocable to common shareholders, as adjusted	$355,096	$410,973	$395,105

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
Interest Rate Risk
Based on our proportionate share of consolidated and unconsolidated variable-rate debt at December 31, 2017, a 0.5% increase or decrease in interest rates on variable rate debt would decrease or increase annual cash flows by approximately $39.5 million and $28.0 million, respectively and increase or decrease annual interest expense, after the effect of capitalized interest, by approximately $5.6 million.
Based on our proportionate share of total consolidated and unconsolidated debt at December 31, 2017, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $68.1 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $83.5 million.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to the Index to Financial Statements and Schedules contained in Item 15 on page 87.
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
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company assessed the effectiveness of its internal control over financial reporting, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2017, the Company maintained effective internal control over financial reporting, as stated in its report which is included herein.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that, as of December 31, 2017, the Company maintained effective internal control over financial reporting.
Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the Company's internal control over financial reporting as of December 31, 2017 as stated in their report which is included below.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of CBL & Associates Properties, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of CBL & Associates Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated March 1, 2018, expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 1, 2018

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
The Company's management, whose subsidiary CBL Holdings I is the sole general partner of the Operating Partnership, conducted an assessment of the effectiveness of the Operating Partnership’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that, as of December 31, 2017, the Operating Partnership maintained effective internal control over financial reporting.
Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the Operating Partnership's internal control over financial reporting as of December 31, 2017 as stated in their report which is included below.
Changes in Internal Control over Financial Reporting
There were no changes in the Operating Partnership's internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unit Holders of CBL & Associates Limited Partnership
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of CBL & Associates Limited Partnership and subsidiaries (the “Partnership”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Partnership and our report dated March 1, 2018, expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A partnership’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the partnership are being made only in accordance with authorizations of management and directors of the partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the partnership’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 1, 2018

ITEM 9B. OTHER INFORMATION
None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated herein by reference to the sections entitled “ELECTION OF DIRECTORS,” “Board Nominees," "Additional Executive Officers,” “Corporate Governance Matters - Code of Business Conduct and Ethics,” “Board of Directors’ Meetings and Committees – The Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement filed with the SEC with respect to our Annual Meeting of Stockholders to be held on May 14, 2018.
Our Board of Directors has determined that each of A. Larry Chapman, an independent director and chairman of the audit committee, and Matthew S. Dominski and Richard J. Lieb, each, an independent director and member of the audit committee, qualifies as an “audit committee financial expert” as such term is defined by the rules of the Commission.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated herein by reference to the sections entitled “DIRECTOR COMPENSATION,” “EXECUTIVE COMPENSATION,” “REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 14, 2018.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated herein by reference to the sections entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “Equity Compensation Plan Information as of December 31, 2017”, in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 14, 2018.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference to the sections entitled “Corporate Governance Matters – Director Independence” and “CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS”, in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 14, 2018.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated herein by reference to the section entitled “Independent Registered Public Accountants’ Fees and Services” under “RATIFICATION OF THE SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS” in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 14, 2018.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial statement schedules not listed herein are either not required or are not present in amounts sufficient to require submission of the schedule or the information required to be included therein is included in our consolidated financial statements in Item 15 or are reported elsewhere.
ITEM 16. FORM 10-K SUMMARY
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of CBL & Associates Properties, Inc.

Opinion on the Financial Statements
 We have audited the accompanying consolidated balance sheets of CBL & Associates Properties, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 1, 2018

We have served as the Company's auditor since 2002.

CBL & Associates Properties, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
ASSETS (1)	2017	2016
Real estate assets:
Land	$813,390	$820,979
Buildings and improvements	6,723,194	6,942,452
	7,536,584	7,763,431
Accumulated depreciation	(2,465,095)	(2,427,108)
	5,071,489	5,336,323
Held for sale	—	5,861
Developments in progress	85,346	178,355
Net investment in real estate assets	5,156,835	5,520,539
Cash and cash equivalents	32,627	18,951
Receivables:
Tenant, net of allowance for doubtful accounts of $2,011 and $1,910 in 2017 and 2016, respectively	83,552	94,676
Other, net of allowance for doubtful accounts of $838 in 2017 and 2016	7,570	6,227
Mortgage and other notes receivable	8,945	16,803
Investments in unconsolidated affiliates	249,192	266,872
Intangible lease assets and other assets	166,087	180,572
	$5,704,808	$6,104,640

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness, net	$4,230,845	$4,465,294
Accounts payable and accrued liabilities	228,650	280,498
Total liabilities (1)	4,459,495	4,745,792
Commitments and contingencies (Note 6 and Note 14)
Redeemable noncontrolling interests	8,835	17,996
Shareholders' equity:
Preferred Stock, $.01 par value, 15,000,000 shares authorized:
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding	18	18
6.625% Series E Cumulative Redeemable Preferred Stock, 690,000 shares outstanding	7	7
Common stock, $.01 par value, 350,000,000 shares authorized, 171,088,778 and 170,792,645 issued and outstanding in 2017 and 2016, respectively	1,711	1,708
Additional paid-in capital	1,974,537	1,969,059
Dividends in excess of cumulative earnings	(836,269)	(742,078)
Total shareholders' equity	1,140,004	1,228,714
Noncontrolling interests	96,474	112,138
Total equity	1,236,478	1,340,852
	$5,704,808	$6,104,640

(1)
As of December 31, 2017, includes $651,272 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $356,442 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 8.

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
REVENUES:
Minimum rents	$624,161	$670,565	$684,309
Percentage rents	11,874	17,803	18,063
Other rents	19,008	23,110	21,934
Tenant reimbursements	254,552	280,438	288,279
Management, development and leasing fees	11,982	14,925	10,953
Other	5,675	21,416	31,480
Total revenues	927,252	1,028,257	1,055,018

OPERATING EXPENSES:
Property operating	128,030	137,760	141,030
Depreciation and amortization	299,090	292,693	299,069
Real estate taxes	83,917	90,110	90,799
Maintenance and repairs	48,606	53,586	51,516
General and administrative	58,466	63,332	62,118
Loss on impairment	71,401	116,822	105,945
Other	5,180	20,326	26,957
Total operating expenses	694,690	774,629	777,434
Income from operations	232,562	253,628	277,584
Interest and other income	1,706	1,524	6,467
Interest expense	(218,680)	(216,318)	(229,343)
Gain on extinguishment of debt	30,927	—	256
Gain (loss) on investments	(6,197)	7,534	16,560
Income tax benefit (provision)	1,933	2,063	(2,941)
Equity in earnings of unconsolidated affiliates	22,939	117,533	18,200
Income from continuing operations before gain on sales of real estate assets	65,190	165,964	86,783
Gain on sales of real estate assets	93,792	29,567	32,232
Net income	158,982	195,531	119,015
Net income attributable to noncontrolling interests in:
Operating Partnership	(12,652)	(21,537)	(10,171)
Other consolidated subsidiaries	(25,390)	(1,112)	(5,473)
Net income attributable to the Company	120,940	172,882	103,371
Preferred dividends	(44,892)	(44,892)	(44,892)
Net income attributable to common shareholders	$76,048	$127,990	$58,479

Basic per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.44	$0.75	$0.34
Weighted-average common shares outstanding	171,070	170,762	170,476

Diluted per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.44	$0.75	$0.34
Weighted-average common and potential dilutive common shares outstanding	171,070	170,836	170,499
The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.
 Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$158,982	$195,531	$119,015

Other comprehensive income (loss):
Unrealized holding gain on available-for-sale securities	—	—	242
Reclassification to net income of realized gain on available-for-sale securities	—	—	(16,560)
Unrealized gain on hedging instruments	—	877	4,111
Reclassification of hedging effect on earnings	—	(443)	(2,196)
Total other comprehensive income (loss)	—	434	(14,403)

Comprehensive income	158,982	195,965	104,612
Comprehensive income attributable to noncontrolling interests in:
Operating Partnership	(12,652)	(21,600)	(7,244)
Other consolidated subsidiaries	(25,390)	(1,112)	(5,473)
Comprehensive income attributable to the Company	$120,940	$173,253	$91,895

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

CBL & Associates Properties, Inc.
Consolidated Statements of Equity
(Continued)
(in thousands, except share data)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2016	$17,996	$25	$1,708	$1,969,059	$(742,078)	$1,228,714	$112,138	$1,340,852
Net income	699	—	—	—	120,940	120,940	37,343	158,283
Purchase of noncontrolling interests in Operating Partnership	—	—	—	—	—	—	(656)	(656)
Dividends declared - common stock	—	—	—	—	(170,239)	(170,239)	—	(170,239)
Dividends declared - preferred stock	—	—	—	—	(44,892)	(44,892)	—	(44,892)
Issuance of 348,809 shares of common stock and restricted common stock	—	—	3	526	—	529	—	529
Cancellation of 52,676 shares of restricted common stock	—	—	—	(405)	—	(405)	—	(405)
Performance stock units	—	—	—	1,501	—	1,501	—	1,501
Amortization of deferred compensation	—	—	—	3,982	—	3,982	—	3,982
Adjustment for noncontrolling interests	3,049	—	—	(7,339)	—	(7,339)	4,290	(3,049)
Adjustment to record redeemable noncontrolling interests at redemption value	(8,337)	—	—	7,213	—	7,213	1,124	8,337
Deconsolidation of investment	—	—	—	—	—	—	(2,232)	(2,232)
Distributions to noncontrolling interests	(4,572)	—	—	—	—	—	(55,796)	(55,796)
Contributions from noncontrolling interests	—	—	—	—	—	—	263	263
Balance, December 31, 2017	$8,835	$25	$1,711	$1,974,537	$(836,269)	$1,140,004	$96,474	$1,236,478

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$158,982	$195,531	$119,015

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	299,090	292,693	299,069
Net amortization of deferred financing costs, debt premiums and discounts	4,953	2,952	4,948
Net amortization of intangible lease assets and liabilities	(1,788)	113	(1,487)
Gain on sales of real estate assets	(93,792)	(29,567)	(32,232)
Write-off of development projects	5,180	56	2,373
Share-based compensation expense	5,792	5,027	5,218
(Gain) loss on investments	6,197	(7,534)	(16,560)
Loss on impairment	71,401	116,822	105,945
Gain on extinguishment of debt	(30,927)	—	(256)
Equity in earnings of unconsolidated affiliates	(22,939)	(117,533)	(18,200)
Distributions of earnings from unconsolidated affiliates	22,373	16,603	21,095
Provision for doubtful accounts	3,782	4,058	2,254
Change in deferred tax accounts	4,526	(907)	(153)
Changes in:
Tenant and other receivables	(3,941)	(7,979)	(5,455)
Other assets	(6,660)	(4,386)	1,803
Accounts payable and accrued liabilities	8,168	2,630	7,638
Net cash provided by operating activities	430,397	468,579	495,015

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(203,127)	(248,004)	(218,891)
Acquisitions of real estate assets	(79,799)	—	(191,988)
Proceeds from sales of real estate assets	210,346	189,489	132,231
Net proceeds from disposal of investments	9,000	10,299	—
Additions to mortgage and other notes receivable	(4,118)	(3,259)	(3,096)
Payments received on mortgage and other notes receivable	9,659	1,069	1,610
Proceeds from sale of available-for-sale securities	—	—	20,755
Additional investments in and advances to unconsolidated affiliates	(19,347)	(28,510)	(15,200)
Distributions in excess of equity in earnings of unconsolidated affiliates	18,192	95,958	20,807
Changes in other assets	(16,618)	(7,054)	(11,534)
Net cash provided by (used in) investing activities	(75,812)	9,988	(265,306)

CBL & Associates Properties, Inc.
Consolidated Statements of Cash Flows
(Continued)
(In thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$1,216,132	$1,174,409	$1,358,296
Principal payments on mortgage and other indebtedness	(1,264,076)	(1,377,739)	(1,315,094)
Additions to deferred financing costs	(5,905)	(8,345)	(6,796)
Prepayment fees on extinguishment of debt	(8,871)	—	—
Proceeds from issuances of common stock	204	179	188
Purchases of noncontrolling interests in the Operating Partnership	(656)	(11,754)	(286)
Contributions from noncontrolling interests	263	11,241	682
Payment of tax withholdings for restricted stock awards	(390)	—	—
Distributions to noncontrolling interests	(62,010)	(47,213)	(47,682)
Dividends paid to holders of preferred stock	(44,892)	(44,892)	(44,892)
Dividends paid to common shareholders	(181,281)	(180,960)	(180,662)
Net cash used in financing activities	(351,482)	(485,074)	(236,246)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,103	(6,507)	(6,537)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	65,069	71,576	78,113
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$68,172	$65,069	$71,576

Reconciliation from consolidated statements of cash flows to consolidated balance sheets:
Cash and cash equivalents	$32,627	$18,951	$36,892
Restricted cash (1):
Restricted cash	920	4,123	77
Mortgage escrows	34,625	41,995	34,607
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$68,172	$65,069	$71,576
(1) Included in intangible lease assets and other assets in consolidated balance sheets

The accompanying notes are an integral part of these consolidated statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unit Holders of CBL & Associates Limited Partnership
We have audited the accompanying consolidated balance sheets of CBL & Associates Limited Partnership and subsidiaries (the "Partnership") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2018, expressed an unqualified opinion on the Partnership's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

 /s/ Deloitte & Touche LLP
Atlanta, Georgia
March 1, 2018

We have served as the Partnership's auditor since 2013.

CBL & Associates Limited Partnership
Consolidated Balance Sheets
(In thousands)

	December 31,
ASSETS (1)	2017	2016
Real estate assets:
Land	$813,390	$820,979
Buildings and improvements	6,723,194	6,942,452
	7,536,584	7,763,431
Accumulated depreciation	(2,465,095)	(2,427,108)
	5,071,489	5,336,323
Held for sale	—	5,861
Developments in progress	85,346	178,355
Net investment in real estate assets	5,156,835	5,520,539
Cash and cash equivalents	32,627	18,943
Receivables:
Tenant, net of allowance for doubtful accounts of $2,011 and $1,910 in 2017 and 2016, respectively	83,552	94,676
Other, net of allowance for doubtful accounts of $838 in 2017 and 2016	7,520	6,179
Mortgage and other notes receivable	8,945	16,803
Investments in unconsolidated affiliates	249,722	267,405
Intangible lease assets and other assets	165,967	180,452
	$5,705,168	$6,104,997

LIABILITIES, REDEEMABLE INTERESTS AND CAPITAL
Mortgage and other indebtedness, net	$4,230,845	$4,465,294
Accounts payable and accrued liabilities	228,720	280,528
Total liabilities (1)	4,459,565	4,745,822
Commitments and contingencies (Note 6 and Note 14)
Redeemable common units	8,835	17,996
Partners' capital:
Preferred units	565,212	565,212
Common units:
General partner	6,735	7,781
Limited partners	655,120	756,083
Total partners' capital	1,227,067	1,329,076
Noncontrolling interests	9,701	12,103
Total capital	1,236,768	1,341,179
	$5,705,168	$6,104,997

(1)
As of December 31, 2017, includes $651,272 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $356,442 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Operating Partnership. See Note 8.

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Limited Partnership
Consolidated Statements of Operations
(In thousands, except per unit data)

	Year Ended December 31,
	2017	2016	2015
REVENUES:
Minimum rents	$624,161	$670,565	$684,309
Percentage rents	11,874	17,803	18,063
Other rents	19,008	23,110	21,934
Tenant reimbursements	254,552	280,438	288,279
Management, development and leasing fees	11,982	14,925	10,953
Other	5,675	21,416	31,480
Total revenues	927,252	1,028,257	1,055,018

OPERATING EXPENSES:
Property operating	128,030	137,760	141,030
Depreciation and amortization	299,090	292,693	299,069
Real estate taxes	83,917	90,110	90,799
Maintenance and repairs	48,606	53,586	51,516
General and administrative	58,466	63,332	62,118
Loss on impairment	71,401	116,822	105,945
Other	5,180	20,326	26,957
Total operating expenses	694,690	774,629	777,434
Income from operations	232,562	253,628	277,584
Interest and other income	1,706	1,524	6,467
Interest expense	(218,680)	(216,318)	(229,343)
Gain on extinguishment of debt	30,927	—	256
Gain (loss) on investments	(6,197)	7,534	16,560
Income tax benefit (provision)	1,933	2,063	(2,941)
Equity in earnings of unconsolidated affiliates	22,939	117,533	18,200
Income from continuing operations before gain on sales of real estate assets	65,190	165,964	86,783
Gain on sales of real estate assets	93,792	29,567	32,232
Net income	158,982	195,531	119,015
Net income attributable to noncontrolling interests	(25,390)	(1,112)	(5,473)
Net income attributable to the Operating Partnership	133,592	194,419	113,542
Distributions to preferred unitholders	(44,892)	(44,892)	(44,892)
Net income attributable to common unitholders	$88,700	$149,527	$68,650

Basic per unit data attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$0.45	$0.75	$0.34
Weighted-average common units outstanding	199,322	199,764	199,734

Diluted per unit data attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$0.45	$0.75	$0.34
Weighted-average common and potential dilutive common units outstanding	199,322	199,838	199,757
The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Limited Partnership
 Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$158,982	$195,531	$119,015

Other comprehensive income (loss):
Unrealized holding gain on available-for-sale securities	—	—	242
Reclassification to net income of realized gain on available-for-sale securities	—	—	(16,560)
Unrealized gain on hedging instruments	—	877	4,111
Reclassification of hedging effect on earnings	—	(443)	(2,196)
Total other comprehensive income (loss)	—	434	(14,403)

Comprehensive income	158,982	195,965	104,612
Comprehensive income attributable to noncontrolling interests	(25,390)	(1,112)	(5,473)
Comprehensive income attributable to the Operating Partnership	$133,592	$194,853	$99,139

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Limited Partnership
Consolidated Statements of Capital
(in thousands)

	Redeemable Interests			Number of			Common Units
	Redeemable Noncontrolling Interests	Redeemable Common Units	Total Redeemable Interests	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partner's Capital	Noncontrolling Interests	Total Capital
Balance, December 31, 2014	$6,455	$31,104	$37,559	25,050	199,532	$565,212	$9,789	$953,349	$13,183	$1,541,533	$8,908	$1,550,441
Net income	3,360	542	3,902	—	—	44,892	699	67,409	—	113,000	2,113	115,113
Other comprehensive loss	—	(352)	(352)	—	—	—	—	—	(14,051)	(14,051)	—	(14,051)
Redemptions of common units	—	—	—	—	(15)	—	—	(286)	—	(286)	—	(286)
Issuances of common units	—	—	—	—	278	—	—	679	—	679	—	679
Distributions declared - common units	—	(4,572)	(4,572)	—	—	—	(2,133)	(211,258)	—	(213,391)	—	(213,391)
Distributions declared - preferred units	—	—	—	—	—	(44,892)	—	—	—	(44,892)	—	(44,892)
Cancellation of restricted common stock	—	—	—	—	(47)	—	—	(770)	—	(770)	—	(770)
Performance Stock Units	—	—	—	—	—	—	6	618	—	624	—	624
Amortization of deferred compensation	—	—	—	—	—	—	43	4,109	—	4,152	—	4,152
Allocation of partners' capital	—	2,981	2,981	—	—	—	(88)	(2,965)	—	(3,053)	—	(3,053)
Adjustment to record redeemable interests at redemption value	(1,658)	(9,959)	(11,617)	—	—	—	119	11,498	—	11,617	—	11,617
Distributions to noncontrolling interests	(2,571)	—	(2,571)	—	—	—	—	—	—	—	(7,866)	(7,866)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	1,721	1,721
Balance, December 31, 2015	$5,586	$19,744	$25,330	25,050	199,748	$565,212	$8,435	$822,383	$(868)	$1,395,162	$4,876	$1,400,038

Net income (loss)	(2,762)	1,159	(1,603)	—	—	44,892	1,523	146,845	—	193,260	3,874	197,134
Other comprehensive income	—	3	3	—	—	—	—	—	431	431	—	431
Redemptions of common units	—	—	—	—	(965)	—	—	(11,754)	—	(11,754)	—	(11,754)
Issuance of common units	—	—	—	—	336	—	—	481	—	481	—	481
Distributions declared - common units	—	(4,572)	(4,572)	—	—	—	(2,133)	(211,058)	—	(213,191)	—	(213,191)
Distributions declared - preferred units	—	—	—	—	—	(44,892)	—	—	—	(44,892)	—	(44,892)
Cancellation of restricted common stock	—	—	—	—	(34)	—	—	(267)	—	(267)	—	(267)
Redemption of redeemable noncontrolling interest	(3,206)	—	(3,206)	—	—	—	99	9,537	—	9,636	—	9,636
Performance stock units	—	—	—	—	—	—	11	1,022	—	1,033	—	1,033
Amortization of deferred compensation	—	—	—	—	—	—	38	3,642	—	3,680	—	3,680
Allocation of partners' capital	—	2,454	2,454	—	—	—	(172)	(2,831)	437	(2,566)	—	(2,566)
Adjustment to record redeemable interests at redemption value	2,729	(792)	1,937	—	—	—	(20)	(1,917)	—	(1,937)	—	(1,937)
Distributions to noncontrolling interests	(2,347)	—	(2,347)	—	—	—	—	—	—	—	(7,888)	(7,888)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	11,241	11,241
Balance, December 31, 2016	$—	$17,996	$17,996	25,050	199,085	$565,212	$7,781	$756,083	$—	$1,329,076	$12,103	$1,341,179

CBL & Associates Limited Partnership
Consolidated Statements of Capital
(Continued)
(in thousands)

		Number of			Common Units
	Redeemable Common Units	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Total Partner's Capital	Noncontrolling Interests	Total Capital
Balance, December 31, 2016	$17,996	25,050	199,085	$565,212	$7,781	$756,083	$1,329,076	$12,103	$1,341,179
Net income	699	—	—	44,892	905	87,096	132,893	25,390	158,283
Redemptions of common units	—	—	(84)	—	—	(656)	(656)	—	(656)
Issuances of common units	—	—	349	—	—	529	529	—	529
Distributions declared - common units	(4,572)	—	—	—	(2,002)	(198,209)	(200,211)	—	(200,211)
Distributions declared - preferred units	—	—	—	(44,892)	—	—	(44,892)	—	(44,892)
Cancellation of restricted common stock	—	—	(53)	—	—	(405)	(405)	—	(405)
Performance stock units	—	—	—	—	15	1,486	1,501	—	1,501
Amortization of deferred compensation	—	—	—	—	41	3,941	3,982	—	3,982
Allocation of partners' capital	3,049	—	—	—	(91)	(2,996)	(3,087)	—	(3,087)
Adjustment to record redeemable interests at redemption value	(8,337)	—	—	—	86	8,251	8,337	—	8,337
Deconsolidation of investment	—	—	—	—	—	—	—	(2,232)	(2,232)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(25,823)	(25,823)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	263	263
Balance, December 31, 2017	$8,835	25,050	199,297	$565,212	$6,735	$655,120	$1,227,067	$9,701	$1,236,768

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Limited Partnership
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$158,982	$195,531	$119,015

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	299,090	292,693	299,069
Amortization of deferred financing costs, debt premiums and discounts	4,953	2,952	4,948
Net amortization of intangible lease assets and liabilities	(1,788)	113	(1,487)
Gain on sales of real estate assets	(93,792)	(29,567)	(32,232)
Write-off of development projects	5,180	56	2,373
Share-based compensation expense	5,792	5,027	5,218
(Gain) loss on investments	6,197	(7,534)	(16,560)
Loss on impairment	71,401	116,822	105,945
Gain on extinguishment of debt	(30,927)	—	(256)
Equity in earnings of unconsolidated affiliates	(22,939)	(117,533)	(18,200)
Distributions of earnings from unconsolidated affiliates	22,376	16,633	21,092
Provision for doubtful accounts	3,782	4,058	2,254
Change in deferred tax accounts	4,526	(907)	(153)
Changes in:
Tenant and other receivables	(3,941)	(7,931)	(5,455)
Other assets	(6,660)	(4,386)	1,803
Accounts payable and accrued liabilities	8,173	2,550	7,648
Net cash provided by operating activities	430,405	468,577	495,022

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(203,127)	(248,004)	(218,891)
Acquisitions of real estate assets	(79,799)	—	(191,988)
Proceeds from sales of real estate assets	210,346	189,489	132,231
Net proceeds from disposal of investments	9,000	10,299	—
Additions to mortgage and other notes receivable	(4,118)	(3,259)	(3,096)
Payments received on mortgage and other notes receivable	9,659	1,069	1,610
Proceeds from sale of available-for-sale securities	—	—	20,755
Additional investments in and advances to unconsolidated affiliates	(19,347)	(28,510)	(15,200)
Distributions in excess of equity in earnings of unconsolidated affiliates	18,192	95,958	20,807
Changes in other assets	(16,618)	(7,054)	(11,534)
Net cash provided by (used in) investing activities	(75,812)	9,988	(265,306)

CBL & Associates Limited Partnership
Consolidated Statements of Cash Flows
(Continued)
(In thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$1,216,132	$1,174,409	$1,358,296
Principal payments on mortgage and other indebtedness	(1,264,076)	(1,377,739)	(1,315,094)
Additions to deferred financing costs	(5,905)	(8,345)	(6,796)
Prepayment fees on extinguishment of debt	(8,871)	—	—
Proceeds from issuances of common units	204	179	188
Redemption of common units	(656)	(11,754)	(286)
Contributions from noncontrolling interests	263	11,240	682
Payment of tax withholdings for restricted stock awards	(390)	—	—
Distributions to noncontrolling interests	(32,038)	(14,807)	(17,084)
Distributions to preferred unitholders	(44,892)	(44,892)	(44,892)
Distributions to common unitholders	(211,253)	(213,366)	(211,260)
Net cash used in financing activities	(351,482)	(485,075)	(236,246)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,111	(6,510)	(6,530)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	65,061	71,571	78,101
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$68,172	$65,061	$71,571

Reconciliation from consolidated statements of cash flows to consolidated balance sheets:
Cash and cash equivalents	$32,627	$18,943	$36,887
Restricted cash (1):
Restricted cash	920	4,123	77
Mortgage escrows	34,625	41,995	34,607
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$68,172	$65,061	$71,571
(1) Included in intangible lease assets and other assets in consolidated balance sheets

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
CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the "Operating Partnership"), which is a variable interest entity ("VIE"). In accordance with the guidance in Accounting Standards Codification ("ASC") 810, Consolidations, the Company is exempt from providing further disclosures related to the Operating Partnership's VIE classification. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a VIE. As of December 31, 2017, the Operating Partnership owned interests in the following Properties:

		Other Properties
	Malls (1)	Associated Centers	Community Centers	Office Buildings		Total
Consolidated Properties	60	20	5	5	(2)	90
Unconsolidated Properties (3)	8	3	4	—		15
Total	68	23	9	5		105

(1)	Category consists of regional malls, open-air centers and outlet centers (including one mixed-use center) (the "Malls").

(2)	Includes CBL's two corporate office buildings.

(3)	The Operating Partnership accounts for these investments using the equity method because one or more of the other partners have substantive participating rights.
At December 31, 2017, the Operating Partnership had interests in the following Properties under development ("Construction Properties"):

	Consolidated Properties	Unconsolidated Properties
	Malls	Malls	Other Properties
Development	—	—	1	(1)
Expansion	1	—	—
Redevelopments	3	1	—

(1)	Reflects a community center in development.
The Malls, Other Properties ("Associated Centers, Community Centers and Office Buildings") and Construction Properties are collectively referred to as the “Properties” and individually as a “Property.”
CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At December 31, 2017, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 84.8% limited partner interest for a combined interest held by CBL of 85.8%.
As used herein, the term "Company" includes CBL & Associates Properties, Inc. and its subsidiaries, including CBL & Associates Limited Partnership and its subsidiaries, unless the context indicates otherwise. The term "Operating Partnership" refers to CBL & Associates Limited Partnership and its subsidiaries.
On November 3, 1993, CBL completed an initial public offering (the “Offering”). Simultaneously with the completion of the Offering, CBL & Associates, Inc., its shareholders and affiliates and certain senior officers of the Company (collectively, “CBL’s Predecessor”) transferred substantially all of their interests in certain real estate properties to CBL & Associates Limited Partnership (the “Operating Partnership”) in exchange for common units of limited partner interest in the Operating Partnership. At December 31, 2017, CBL’s Predecessor owned a 9.1% limited partner interest and third parties owned a 5.1% limited partner interest in the Operating Partnership.  CBL’s Predecessor also owned 3.8 million shares of the Company's common stock at December 31, 2017, for a total combined effective interest of 11.0% in the Operating Partnership.
The Operating Partnership conducts the Company's property management and development activities through its wholly-owned subsidiary, CBL & Associates Management, Inc. ("the Management Company"), to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code").
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
Reclassifications
Certain reclassifications have been made to amounts in the Company's prior-year financial statements to conform to the current period presentation. The Company reclassified certain amounts related to restricted cash in its consolidated statements of cash flows for the years ended December 31, 2016 and 2015 upon the adoption of the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-18, Restricted Cash ("ASU 2016-18"), which requires the change in restricted cash to be reported with cash and cash equivalents when reconciling beginning and ending amounts on the consolidated statements of cash flows. The guidance was applied retrospectively to all periods presented. See below in Accounting Guidance Adopted for additional information on the adoption of ASU 2016-18.
Accounting Guidance Adopted
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 identifies areas for simplification of accounting for share-based payment transactions. ASU 2016-09 allows an entity to make an accounting policy election to either (1) recognize forfeitures as they occur or (2) continue to estimate the number of awards expected to be forfeited. The Company elected to account for forfeitures of share-based payments as they occur. As the amount of the retrospective adjustment was nominal, the Company elected not to record the change. See Note 16 for further information on the adoption of this guidance. The guidance also requires that when an employer withholds shares upon the vesting of restricted shares for the purpose of meeting tax withholding requirements, that the cash paid for withholding taxes is classified as a financing activity on the statement of cash flows. The Company previously included these amounts within operating activities. ASU 2016-09 is to be applied on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of the date of adoption. The Company adopted ASU 2016-09 as of January 1, 2017 and it did not have a material impact on its consolidated financial statements and related disclosures.
In October 2016, the FASB issued ASU 2016-17, Interests Held Through Related Parties That Are under Common Control, ("ASU 2016-17") which amended the consolidation guidance in ASU 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"), to change how a reporting entity that is a single decision maker of a VIE should consider indirect interests in a VIE held through related parties that are under common control with the entity when determining whether it is the primary beneficiary of the VIE. ASU 2016-17 simplifies the analysis to require consideration of only an entity's proportionate indirect interest in a VIE held through a party under common control. The guidance was applicable on a retrospective basis to all periods in fiscal year 2016, which is the period in which

ASU 2015-02 was adopted by the Company. The Company adopted ASU 2016-17 as of January 1, 2017 and it did not have a material impact on its consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, ("ASU 2017-01"), which provides a more narrow definition of a business to be used in determining the accounting treatment of an acquisition. Under ASC 805, Business Combinations, the Company generally accounted for acquisitions of shopping center properties as acquisitions of a business. Under ASU 2017-01, more acquisitions are expected to be accounted for as acquisitions of assets. Transaction costs for asset acquisitions are capitalized while those related to business acquisitions are expensed. ASU 2017-01 is to be applied prospectively to any transactions occurring within the period of adoption. The Company adopted ASU 2017-01 as of January 1, 2017. The Company expects most of its future acquisitions of shopping center properties will be accounted for as acquisitions of assets in accordance with the guidance in ASU 2017-01.
In January 2017, the FASB issued ASU 2017-03, Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings, ("ASU 2017-03"), which provides guidance related to the disclosure of the potential impact that the adoption of ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"); ASU 2016-02, Leases ("ASU 2016-02") and ASU 2016-13, Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") could have on the Company's consolidated financial statements. ASU 2017-03 was effective upon issuance and the Company has incorporated this guidance within its current disclosures.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). The objective of ASU 2016-15 is to reduce diversity in practice in the classification of certain items in the statement of cash flows, including the classification of distributions received from equity method investees. The guidance is to be applied on a retrospective basis. The Company adopted ASU 2016-15 in the fourth quarter of 2017 and it did not have a material impact on its consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18 to address diversity in practice related to the classification and presentation of changes in restricted cash. The update requires a reporting entity to explain the change in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents in reconciling the beginning-of-period and end-of-period total amounts on the statement of cash flows. The Company adopted ASU 2016-18 in the fourth quarter of 2017 and it had no impact on the Company's total consolidated cash flows as the adoption of the guidance only changed the location of where restricted cash is reported within the consolidated statements of cash flows. As a result, restricted cash additions of $11,434 and restricted cash reductions of $5,491 for the years ended December 31, 2016 and 2015, respectively, were reclassified from cash flows from investing activities and are included in the beginning-of-period and end-of-period total amounts on the consolidated statements of cash flows for the respective periods. As prescribed by the guidance, a reconciliation was added to the consolidated Statements of Cash Flows to reconcile ending cash, cash equivalents and restricted cash to the respective line items in the consolidated balance sheets.
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
The Company adopted the guidance as of January 1, 2018 using a modified retrospective approach and it did not have a material impact on its consolidated financial statements as the majority of the Company's revenue is derived from real estate lease contracts. The Company elected to apply the guidance to contracts with open performance obligations as of January 1, 2018. The cumulative effect of adopting ASC 606 includes an opening adjustment of approximately $362 to retained earnings as of January 1, 2018, to record contract assets and contract liabilities. Historical amounts for prior periods will not be adjusted and will continue to be reported using the guidance in Topic 605, Revenue Recognition.

The following updates, which were effective as of the same date as ASU 2014-09 as deferred by ASU 2015-14, Deferral of the Effective Date, were issued by the FASB to clarify the implementation of the revenue guidance:

Issuance Date	Accounting Standards Update
March 2016	ASU 2016-08	Principal versus Agent Considerations (Reporting Revenue Gross versus Net)
April 2016	ASU 2016-10	Identifying Performance Obligations and Licensing
May 2016	ASU 2016-11	Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting
May 2016	ASU 2016-12	Narrow Scope Improvements and Practical Expedients
December 2016	ASU 2016-20	Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers
September 2017	ASU 2017-13	Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments
November 2017	ASU 2017-14	Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 116 and SEC Release No. 33-10403
The Company's revenues largely consist of income earned from leasing. Other revenue streams which are in the scope of ASC 606 primarily include earnings from property management, leasing and development agreements with unconsolidated affiliates and third parties in addition to marketing and other revenues. As part of the implementation process, the Company completed a review to ascertain which contracts were in the scope of the revenue guidance noted above. For those contracts in scope, these were evaluated using the prescribed five-step method. Based on its evaluation of these contracts, the Company does not expect any material changes in the amount or timing of its revenues upon adoption of the guidance.
The Company's revenue streams for the year ended December 31, 2017, approximate the following:

Revenue stream	% of Total Revenues
Leasing revenues	97%
Revenues within the scope of ASC 606	2%
Other revenues	1%
100%
Leasing guidance and implementation update
In February 2016, the FASB issued ASU 2016-02. The objective of ASU 2016-02 is to increase transparency and comparability by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, lessees will be required to recognize a right-of-use asset and corresponding lease liability on the balance sheet for all leases with terms greater than 12 months. The guidance applied by a lessor under ASU 2016-02 is substantially similar to existing GAAP. For public companies, ASU 2016-02 is effective for annual periods beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. Lessees and lessors are required to use a modified retrospective transition method for all leases existing at, or entered into after, the date of initial application. Accordingly, they would apply the new accounting model for the earliest year presented in the financial statements. A number of practical expedients may also be elected. The Company completed a preliminary assessment and continues to evaluate the potential impact the guidance may have on its consolidated financial statements and related disclosures and will adopt ASU 2016-02 as of January 1, 2019.
As a lessor, the Company expects substantially all leases will continue to be classified as operating leases under the new leasing guidance. Additionally, the Company expects to expense certain deferred lease costs due to the narrowed definition of indirect costs that may be capitalized. As a lessee, the Company has 13 ground lease arrangements in which the Company is the lessee for land. As of December 31, 2017, these ground leases have future contractual payments of approximately $15,113 with maturity dates ranging from January 2019 through July 2089.
Other Guidance
In June 2016, the FASB issued ASU 2016-13. The objective of ASU 2016-13 is to provide financial statement users with information about expected credit losses on financial assets and other commitments to extend credit by a reporting entity. The guidance replaces the current incurred loss impairment model, which reflects credit events, with a current expected credit loss model, which recognizes an allowance for credit losses based on an entity's estimate of contractual cash flows not expected to be collected. For public companies that are Securities and Exchange Commission ("SEC") filers, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. Early adoption is permitted. The guidance is to be applied on a modified retrospective basis. The Company plans to adopt ASU 2016-13 as of January 1, 2020 and is evaluating the impact that this update may have on its consolidated financial statements and related disclosures.
In February 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05"), which applies to the partial sale or transfer of nonfinancial assets, including real estate assets, to unconsolidated joint ventures. ASU 2017-05 requires 100% of the gain or loss to be recognized for nonfinancial assets transferred to an unconsolidated joint venture and any noncontrolling interest received in such nonfinancial assets to be measured at fair value. The Company adopted the guidance on January 1, 2018 using a modified retrospective transition method, which required a cumulative effect adjustment as of the date of adoption. This adjustment (1) marked investments in unconsolidated joint ventures to fair value as of the date of contribution to the unconsolidated joint ventures, and (2) recognized the remainder of the gain associated with transferring the assets to the unconsolidated joint venture. In its adoption of ASU 2017-15, the Company identified one unconsolidated affiliate, CBL/T-C, LLC, in which the Company recorded a partial sale of real estate assets in 2011, and will record a gain of $57,850 as a cumulative effect adjustment as of January 1, 2018. Additionally, in conjunction with the transfer of land in the formation of a new joint venture in 2017, the Company will record a gain of $902 related to this transaction as a cumulative effect adjustment as of January 1, 2018.
In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting ("ASU 2017-09") which provides guidance on the types of changes to the terms or conditions of a share-based payment award to which an entity would be required to apply modification accounting under ASC 718, Compensation - Stock Compensation. The Company adopted ASU 2017-09 on a prospective basis as of January 1, 2018 and it did not have a material impact on its consolidated financial statements.
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
All acquired real estate assets have been accounted for using the acquisition method of accounting and accordingly, the results of operations are included in the consolidated statements of operations from the respective dates of acquisition. The Company allocates the purchase price to (i) tangible assets, consisting of land, buildings and improvements, as if vacant, and tenant improvements, and (ii) identifiable intangible assets and liabilities, generally consisting of above-market leases, in-place leases and tenant relationships, which are included in other assets, and below-market leases, which are included in accounts payable and accrued liabilities. The Company uses estimates of fair value based on estimated cash flows, using appropriate discount rates, and other valuation techniques to allocate the purchase price to the acquired tangible and intangible assets. Liabilities assumed generally consist of mortgage debt on the real estate assets acquired. Assumed debt is recorded at its fair value based on estimated market interest rates at the date of acquisition. Upon the adoption of ASU 2017-01 on a prospective basis in January 2017, as noted above, the Company expects its future acquisitions will be accounted for as acquisitions of assets in which related transaction costs will be capitalized.
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

The Company’s intangibles and their balance sheet classifications as of December 31, 2017 and 2016, are summarized as follows:

	December 31, 2017		December 31, 2016
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible lease assets and other assets:
Above-market leases	$38,798	$(31,245)	$49,310	$(38,197)
In-place leases	103,230	(78,854)	110,968	(80,256)
Tenant relationships	44,580	(9,719)	29,494	(6,610)
Accounts payable and accrued liabilities:
Below-market leases	69,990	(49,756)	87,266	(60,286)
These intangibles are related to specific tenant leases.  Should a termination occur earlier than the date indicated in the lease, the related unamortized intangible assets or liabilities, if any, related to the lease are recorded as expense or income, as applicable. The total net amortization expense of the above intangibles was $13,256, $8,687 and $12,939 in 2017, 2016 and 2015, respectively.  The estimated total net amortization expense for the next five succeeding years is $9,093 in 2018, $4,154 in 2019, $1,926 in 2020, $1,712 in 2021 and $1,572 in 2022.
Total interest expense capitalized was $2,314, $2,182 and $3,697 in 2017, 2016 and 2015, respectively.
Carrying Value of Long-Lived Assets
The Company monitors events or changes in circumstances that could indicate the carrying value of a long-lived asset may not be recoverable.  When indicators of potential impairment are present that suggest that the carrying amounts of a long-lived asset may not be recoverable, the Company assesses the recoverability of the asset by determining whether the asset’s carrying value will be recovered through the estimated undiscounted future cash flows expected from the Company’s probability weighted use of the asset and its eventual disposition. In the event that such undiscounted future cash flows do not exceed the carrying value, the Company adjusts the carrying value of the long-lived asset to its estimated fair value and recognizes an impairment loss.  The estimated fair value is calculated based on the following information, in order of preference, depending upon availability:  (Level 1) recently quoted market prices, (Level 2) market prices for comparable properties, or (Level 3) the present value of future cash flows, including estimated salvage value.  Certain of the Company’s long-lived assets may be carried at more than an amount that could be realized in a current disposition transaction.  Projections of expected future operating cash flows require that the Company estimates future market rental income amounts subsequent to expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the Property, and the number of years the Property is held for investment, among other factors. As these assumptions are subject to economic and market uncertainties, they are difficult to predict and are subject to future events that may alter the assumptions used or management’s estimates of future possible outcomes. Therefore, the future cash flows estimated in the Company’s impairment analyses may not be achieved. See Note 4 and Note 15 for information related to the impairment of long-lived assets for 2017, 2016 and 2015.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents.
 Restricted Cash
Restricted cash of $35,546 and $46,119 was included in intangible lease assets and other assets at December 31, 2017 and 2016, respectively.  Restricted cash consists primarily of cash held in escrow accounts for debt service, insurance, real estate taxes, capital improvements and deferred maintenance as required by the terms of certain mortgage notes payable.
Allowance for Doubtful Accounts
The Company periodically performs a detailed review of amounts due from tenants to determine if accounts receivable balances are realizable based on factors affecting the collectability of those balances. The Company’s estimate of the allowance for doubtful accounts requires management to exercise significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.  The Company recorded a provision for doubtful accounts of $3,782, $4,058 and $2,254 for 2017, 2016 and 2015, respectively.
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
The Company accounts for its investment in joint ventures where it owns a noncontrolling interest or where it is not the primary beneficiary of a VIE using the equity method of accounting. Under the equity method, the Company’s cost of investment is adjusted for additional contributions to and distributions from the unconsolidated affiliate, as well as its share of equity in the earnings of the unconsolidated affiliate. Generally, distributions of cash flows from operations and capital events are first made to partners to pay cumulative unpaid preferences on unreturned capital balances and then to the partners in accordance with the terms of the joint venture agreements.
Any differences between the cost of the Company’s investment in an unconsolidated affiliate and its underlying equity as reflected in the unconsolidated affiliate’s financial statements generally result from costs of the Company’s investment that are not reflected on the unconsolidated affiliate’s financial statements, capitalized interest on its investment and the Company’s share of development and leasing fees that are paid by the unconsolidated affiliate to the Company for development and leasing services provided to the unconsolidated affiliate during any development periods. At December 31, 2017 and 2016, the net difference between the Company’s investment in unconsolidated affiliates and the underlying equity of unconsolidated affiliates, which are amortized over a period equal to the useful life of the unconsolidated affiliates' asset/liability that is related to the basis difference, was $(6,038) and $(6,966), respectively.
On a periodic basis, the Company assesses whether there are any indicators that the fair value of the Company's investments in unconsolidated affiliates may be impaired. An investment is impaired only if the Company’s estimate of the fair value of the investment is less than the carrying value of the investment and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. The Company's estimates of fair value for each investment are based on a number of assumptions that are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates, and operating costs. As these factors are difficult to predict and are subject to future events that may alter the Company’s assumptions, the fair values estimated in the impairment analyses may not be realized. No impairments of investments in unconsolidated affiliates were recorded in 2017, 2016 and 2015.
Deferred Financing Costs
Net deferred financing costs related to the Company's lines of credit of $3,301 and $4,890 were included in intangible lease assets and other assets at December 31, 2017 and 2016, respectively. Net deferred financing costs related to the Company's other indebtedness of $18,938 and $17,855 were included in net mortgage and other indebtedness at December 31, 2017 and 2016, respectively. Deferred financing costs include fees and costs incurred to obtain financing and are amortized on a straight-line basis to interest expense over the terms of the related indebtedness. Amortization expense related to deferred financing costs was $5,918, $5,010 and $7,116 in 2017, 2016 and 2015, respectively. Accumulated amortization of deferred financing costs was $16,269 and $13,370 as of December 31, 2017 and 2016, respectively.

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
There were no other-than-temporary impairments of marketable securities incurred during 2015.
Interest Rate Hedging Instruments
To qualify as a hedging instrument, a derivative must pass prescribed effectiveness tests, performed quarterly using both qualitative and quantitative methods. The Company had entered into derivative agreements, which matured on April 1, 2016, that qualified as hedging instruments and were designated, based upon the exposure being hedged, as cash flow hedges.  To the extent they were effective, changes in the fair values of cash flow hedges were reported in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged item affected earnings. The gain or loss on the termination of an effective cash flow hedge was reported in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged item affected earnings.  The Company also assessed the credit risk that the counterparty would not perform according to the terms of the contract.
See Note 6 for additional information regarding the Company’s former interest rate hedging instruments.
 Revenue Recognition
Minimum rental revenue from operating leases is recognized on a straight-line basis over the initial terms of the related leases. Certain tenants are required to pay percentage rent if their sales volumes exceed thresholds specified in their lease agreements. Percentage rent is recognized as revenue when the thresholds are achieved and the amounts become determinable.
The Company receives reimbursements from tenants for real estate taxes, insurance, common area maintenance ("CAM") and other recoverable operating expenses as provided in the lease agreements.  Tenant reimbursements are recognized when earned in accordance with the tenant lease agreements.  Tenant reimbursements related to certain capital expenditures are billed to tenants over periods of 5 to 15 years and are recognized as revenue in accordance with the underlying lease terms.
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

As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State tax expense was $3,772, $3,458 and $3,460 during 2017, 2016 and 2015, respectively.
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
The Company recorded an income tax benefit (provision) as follows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Current tax benefit (provision)	$6,459	$1,156	$(3,093)
Deferred tax benefit (provision)	(4,526)	907	152
Income tax benefit (provision)	$1,933	$2,063	$(2,941)
The Company had a net deferred tax asset of $7,120 and $5,841 at December 31, 2017 and December 31, 2016, respectively. The net deferred tax asset at December 31, 2017 and 2016 is included in intangible lease assets and other assets. The Tax Cuts and Jobs Act was enacted on December 22, 2017 and reduces the U.S. federal corporate tax rate, among other provisions. The Company remeasured certain deferred tax assets, based on the rates at which they are expected to reverse in the future, and recorded a reduction of $2,309 in its net deferred tax assets related to the tax law change. These deferred tax balances primarily consisted of net operating loss carryforwards, operating expense accruals and differences between book and tax depreciation.  As of December 31, 2017, tax years that generally remain subject to examination by the Company’s major tax jurisdictions include 2017, 2016, 2015 and 2014.
The Company reports any income tax penalties attributable to its Properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its consolidated statement of operations.  In addition, any interest incurred on tax assessments is reported as interest expense.  The Company incurred nominal interest and penalty amounts in 2017, 2016 and 2015.
 Concentration of Credit Risk
The Company’s tenants include national, regional and local retailers. Financial instruments that subject the Company to concentrations of credit risk consist primarily of tenant receivables. The Company generally does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of tenants. The Company derives a substantial portion of its rental income from various national and regional retail companies; however, no single tenant collectively accounted for more than 4.2% of the Company’s total consolidated revenues in 2017.
Earnings per Share and Earnings per Unit
See Note 7 for information regarding significant CBL equity offerings that affected per share and per unit amounts for each period presented.

Earnings per Share of the Company
Basic earnings per share ("EPS") is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potential dilutive common shares outstanding. The limited partners’ rights to convert their noncontrolling interests in the Operating Partnership into shares of common stock are not dilutive. There were no potential dilutive common shares and no anti-dilutive shares for the year ended December 31, 2017. There were no anti-dilutive shares for the years ended December 31, 2016 and 2015.
The following summarizes the impact of potential dilutive common shares on the denominator used to compute EPS for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Denominator – basic	170,762	170,476
Effect of performance stock units (1)	74	23
Denominator – diluted	170,836	170,499
(1) Performance stock units are contingently issuable common shares and are included in earnings per share if the effect is dilutive. See Note 16 for a description of the long-term incentive program that these units relate to.
Earnings per Unit of the Operating Partnership
Basic earnings per unit ("EPU") is computed by dividing net income attributable to common unitholders by the weighted-average number of common units outstanding for the period. Diluted EPU assumes the issuance of common units for all potential dilutive common units outstanding. There were no potential dilutive common units and no anti-dilutive units for the year ended December 31, 2017. There were no anti-dilutive units for the years ended December 31, 2016 and 2015.
The following summarizes the impact of potential dilutive common units on the denominator used to compute EPU for the years ended December 31, 2016 and 2015 :

	Year Ended December 31,
	2016	2015
Denominator – basic	199,764	199,734
Effect of performance stock units (1)	74	23
Denominator – diluted	199,838	199,757
(1) Performance stock units are contingently issuable common shares and are included in earnings per unit if the effect is dilutive. See Note 16 for a description of the long-term incentive program that these units relate to.
Comprehensive Income
Accumulated Other Comprehensive Income (Loss) of the Company
Comprehensive income (loss) of the Company includes all changes in redeemable noncontrolling interests and total equity during the period, except those resulting from investments by shareholders and partners, distributions to shareholders and partners and redemption valuation adjustments. Other comprehensive income (loss) (“OCI/L”) included changes in unrealized gains (losses) on available-for-sale securities and interest rate hedge agreements. The Company did not have any AOCI for the year ended December 31, 2017.

The changes in the components of AOCI for the years ended December 31, 2016 and 2015 are as follows:

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

(1)
Reclassified $443 and $2,196 of interest on cash flow hedges to interest expense in the consolidated statement of operations for the years ended December 31, 2016 and 2015, respectively. Reclassified $16,560 realized gain on sale of available-for-sale securities to gain on investments in the consolidated statement of operations for the year ended December 31, 2015.

Accumulated Other Comprehensive Income (Loss) of the Operating Partnership
Comprehensive income (loss) of the Operating Partnership includes all changes in redeemable common units and partners' capital during the period, except those resulting from investments by unitholders, distributions to unitholders and redemption valuation adjustments. OCI/L includes changes in unrealized gains (losses) on available-for-sale securities and interest rate hedge agreements. The Operating Partnership did not have any AOCI for the year ended December 31, 2017. The changes in the components of AOCI for the years ended December 31, 2016 and 2015 are as follows:

	Redeemable Common Units		Partners' Capital
	Unrealized Gains (Losses)
	Hedging Agreements	Available- for-Sale Securities	Hedging Agreements	Available- for-Sale Securities	Total
Beginning balance, January 1, 2015	$401	$384	$(2,750)	$15,934	$13,969
OCI before reclassifications	33	10	4,078	232	4,353
Amounts reclassified from AOCI (1)	—	(394)	(2,196)	(16,166)	(18,756)
Net year-to-date period OCI/L	33	(384)	1,882	(15,934)	(14,403)
Ending balance, December 31, 2015	434	—	(868)	—	(434)
OCI before reclassifications	3	—	874	—	877
Amounts reclassified from AOCI (1)	(437)	—	(6)	—	(443)
Net year-to-date period OCI/L	(434)	—	868	—	434
Ending balance, December 31, 2016	$—	$—	$—	$—	$—

(1)
Reclassified $443 and $2,196 of interest on cash flow hedges to interest expense in the consolidated statement of operations for the years ended December 31, 2016 and 2015, respectively. Reclassified $16,560 realized gain on sale of available-for-sale securities to gain on investments in the consolidated statement of operations for the year ended December 31, 2015.

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
NOTE 3. ACQUISITIONS
Since the adoption of ASU 2017-01 (see Note 2) as of January 1, 2017, the Company's acquisitions of shopping center and other properties have been accounted for as acquisitions of assets. The Company includes the results of operations of real estate assets acquired in the consolidated statements of operations from the date of the related acquisition. The pro forma effect of these acquisitions was not material.
2017 Acquisitions
JG Gulf Coast LLC
In December 2017, the Company was assigned its partner's 50% interest in Gulf Coast Town Center - Phase III for no consideration. The unconsolidated affiliate was previously accounted for using the equity method of accounting (see Note 5). As of the December 31, 2017 assignment date, the wholly-owned joint venture is accounted for on a consolidated basis in the Company's operations. The Company recorded $2,818 of net assets at their carry-over basis, which included $4,118 related to a mortgage note payable to the Company.
Sears and Macy's stores
In January 2017, the Company acquired several Sears and Macy's stores, which include land, buildings and improvements, for future redevelopment at the related malls.
The Company purchased five Sears department stores and two Sears Auto Centers for $72,765 in cash, which included $265 of capitalized transaction costs. Sears continues to operate the department stores under new ten-year leases for which the Company receives aggregate annual base rent of $5,075. Annual base rent will be reduced by 0.25% for the third through tenth years of the leases. Sears is responsible for paying CAM charges, taxes, insurance and utilities under the terms of the leases. The Company has the right to terminate each Sears lease at any time (except November 15 through January 15, in any given year), with six month's advance notice. With six month's advance notice, Sears has the right to terminate one lease after a four-year period and may terminate the four other leases after a two-year period. The leases on the Sears Auto Centers were subsequently terminated, in accordance with the terms of the Company's agreement with Sears.
The Company also acquired four Macy's stores for $7,034 in cash, which included $34 of capitalized transaction costs. Three of these locations closed in March 2017. The Company entered into a lease with Macy's at the fourth store under which Macy's will continue to operate the store through March 2019 for annual base rent and fixed CAM charges of $19 per year, subject to certain operating covenants. If Macy's ceases to operate at this location, the Company will be reimbursed for the pro rata portion of the amount paid for the operating covenant based on the remaining lease term.
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

2016 Acquisitions
The Company did not acquire any consolidated shopping center properties during the year ended December 31, 2016.
2015 Acquisitions
The following is a summary of the Company's acquisitions during 2015:

Purchase Date	Property	Property Type	Location	Ownership Percentage Acquired	Cash	Purchase Price
June 2015	Mayfaire Town Center and Community Center (1)	Mall	Wilmington, NC	100%	$191,988	$191,988

(1)
The Company acquired Mayfaire Town Center and Community Center on June 18, 2015 for $191,988 utilizing availability on its lines of credit. Since the acquisition date, $8,982 of revenue and $410 in income related to Mayfaire Town Center and Community Center were included in the consolidated financial statements for the year ended December 31, 2015. The Company subsequently sold Mayfaire Community Center in December 2015. See Note 4 for more information.

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
2017 Dispositions
Net proceeds realized from the 2017 dispositions were used to reduce the outstanding balances on the Company's credit facilities, unless otherwise noted. The following is a summary of the Company's 2017 dispositions by sale:

				Sales Price		Gain
Sales Date	Property	Property Type	Location	Gross	Net
January	One Oyster Point & Two Oyster Point (1)	All Other	Newport News, VA	$6,250	$6,142	$—
April	The Outlet Shoppes at Oklahoma City (2)	Mall	Oklahoma City, OK	130,000	55,368	75,434
May	College Square & Foothills Mall (3)	Mall	Morristown, TN / Maryville, TN	53,500	50,566	546
				$189,750	$112,076	$75,980

(1)	These Properties were classified as held for sale as of December 31, 2016. See Note 15 for information on the impairment loss related to these Properties which was recognized in 2016.

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

The Company also realized a gain of $17,812 primarily related to the sale of 12 outparcels during the year ended December 31, 2017.
The Company recognized a gain on extinguishment of debt for the Properties listed below, which represented the amount by which the outstanding debt balance exceeded the net book value of the Property as of the transfer date. The respective mortgage lender completed the foreclosure process and received title to the mall listed below in satisfaction of the non-recourse debt secured by the Property. See Note 6 for additional information. See Note 15 for information on previous impairment losses related to these Properties.
The following is a summary of these 2017 dispositions:

Transfer Date	Property	Property Type	Location
January	Midland Mall	Mall	Midland, MI
June	Chesterfield Mall	Mall	Chesterfield, MO
August	Wausau Center	Mall	Wausau, WI

2016 Dispositions
Net proceeds realized from the 2016 dispositions were used to reduce the outstanding balances on the Company's credit facilities. The following is a summary of the Company's 2016 dispositions:

				Sales Price		Gain
Sales Date	Property	Property Type	Location	Gross	Net
March	River Ridge Mall (1)	Mall	Lynchburg, VA	$33,500	$32,905	$—
April	The Crossings at Marshalls Creek	All Other	Middle Smithfield, PA	23,650	21,791	3,239
May	Bonita Lakes Mall & Crossing (2)	Mall & All Other	Meridian, MS	27,910	27,614	208
July	The Lakes Mall / Fashion Square (3)	Mall	Muskegon, MI Saginaw, MI	66,500	65,514	273
September	Oak Branch Business Center (4)	All Other	Greensboro, NC	2,400	2,148	—
December	Cobblestone Village at Palm Coast (5)	All Other	Palm Coast, FL	8,500	8,106	—
December	Randolph Mall, Regency Mall & Walnut Square (6)	Mall	Asheboro, NC Racine, WI Dalton, GA	32,250	31,453	—
				$194,710	$189,531	$3,720

(1)
The Company sold a 75% interest in River Ridge Mall and recorded a loss on impairment of $9,510 to adjust the book value of the mall to its estimated net sales price based upon a signed contract with a third party buyer, adjusted to reflect estimated disposition costs. An additional loss on impairment of $84 was recognized in December 2016 to reflect actual closing costs. The Company retained a 25% ownership interest in the mall, which was included in investments in unconsolidated affiliates as of December 31, 2016 on the Company's consolidated balance sheet. The Company sold its remaining interest in 2017. See Note 5 for more information.

(2)
The Company recognized a loss on impairment of $5,323 in 2016 when it adjusted the book value of the Properties to their estimated fair value based upon a signed contract with a third party buyer, adjusted to reflect disposition costs.

(3)
The Company recognized a loss on impairment of $32,096 in 2016 when it adjusted the book value of the malls to their estimated fair value based upon a signed contract with a third party buyer, adjusted to reflect estimated disposition costs. A non-recourse loan secured by Fashion Square with a principal balance of $38,150 was assumed by the buyer in conjunction with the sale. See Note 6.

(4)
The Company recognized a loss on impairment of $122 in the third quarter of 2016 to adjust the book value of the Property to its estimated fair value based upon a signed contract with a third party buyer, adjusted to reflect estimated disposition costs. The loss on impairment was reduced by $22 in the fourth quarter of 2016 to reflect actual closing costs.

(5)
The Company recorded a loss on impairment of $6,298 to write down the Property to its estimated fair value in the third quarter of 2016 based upon a signed contract with a third party buyer, adjusted to reflect estimated disposition costs. An additional loss on impairment of $150 was recognized in December 2016 for an adjustment to the sales price when the sale closed in December 2016.

(6)
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
2015 Dispositions
Net proceeds from the 2015 dispositions were used to reduce the outstanding balances on the Company's credit facilities. The following is a summary of the Company's 2015 dispositions:

				Sales Price		Gain
Sales Date	Property	Property Type	Location	Gross	Net
April	Madison Square (1)	Mall	Huntsville, AL	$5,000	$4,955	$—
June	EastGate Crossing (2)	All Other	Cincinnati, OH	21,060	20,688	13,491
July	Madison Plaza	All Other	Huntsville, AL	5,700	5,472	2,769
November	Waynesville Commons	All Other	Waynesville, NC	14,500	14,289	5,071
December	Mayfaire Community Center (3)	All Other (4)	Wilmington, NC	56,300	55,955	—
December	Chapel Hill Crossing (5)	All Other	Akron, OH	2,300	2,178	—
				$104,860	$103,537	$21,331

(1)
The Company recognized a loss on impairment of real estate of $2,620 in 2015 when it adjusted the book value of the mall to its estimated fair value based upon a signed contract with a third party buyer, adjusted to reflect estimated disposition costs.

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

(3)
The Company recognized a loss on impairment of real estate of $397 in 2015 when it adjusted the book value of Mayfaire Community Center to its estimated fair value based upon a signed contract with a third party buyer, adjusted to reflect estimated disposition costs.

(4)	This Property was combined with Mayfaire Town Center in the Malls category for segment reporting purposes.

(5)
The Company recognized a loss on impairment of real estate of $1,914 in 2015 when it adjusted the book value of Chapel Hill Crossing to its estimated fair value based upon a signed contract with a third party buyer, adjusted to reflect estimated disposition costs.

See Note 15 for additional information related to the impairment losses described above.
NOTE 5. UNCONSOLIDATED AFFILIATES AND COST METHOD INVESTMENT
Unconsolidated Affiliates
At December 31, 2017, the Company had investments in the following 17 entities, which are accounted for using the equity method of accounting:

Unconsolidated Affiliates	Property Name	Company's Interest
Ambassador Infrastructure, LLC	Ambassador Town Center - Infrastructure Improvements	65.0%
Ambassador Town Center JV, LLC	Ambassador Town Center	65.0%
CBL/T-C, LLC	CoolSprings Galleria, Oak Park Mall and West County Center	50.0%
CBL-TRS Joint Venture, LLC	Friendly Center and The Shops at Friendly Center	50.0%
EastGate Storage, LLC	EastGate Mall self-storage development	50.0%
El Paso Outlet Outparcels, LLC	The Outlet Shoppes at El Paso (vacant land)	50.0%
Fremaux Town Center JV, LLC	Fremaux Town Center - Phases I and II	65.0%
G&I VIII CBL Triangle LLC	Triangle Town Center and Triangle Town Commons	10.0%
Governor’s Square IB	Governor’s Square Plaza	50.0%
Governor’s Square Company	Governor’s Square	47.5%
Kentucky Oaks Mall Company	Kentucky Oaks Mall	50.0%
Mall of South Carolina L.P.	Coastal Grand	50.0%
Mall of South Carolina Outparcel L.P.	Coastal Grand Crossing and vacant land	50.0%
Port Orange I, LLC	The Pavilion at Port Orange - Phase I	50.0%
Shoppes at Eagle Point, LLC	The Shoppes at Eagle Point	50.0%
West Melbourne I, LLC	Hammock Landing - Phases I and II	50.0%
York Town Center, LP	York Town Center	50.0%
Although the Company had majority ownership of certain joint ventures during 2017, 2016 and 2015, it evaluated the investments and concluded that the other partners or owners in these joint ventures had substantive participating rights, such as approvals of:

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
2017 Activity - Unconsolidated Affiliates
River Ridge Mall JV, LLC
The Company sold its 25% interest in River Ridge Mall JV, LLC ("River Ridge") to its joint venture partner for $9,000 in cash and the Company recorded a $5,843 loss on investment related to the sale of its interest and recorded an additional $354 loss on investment upon the sale closing in August 2017. The loss on investment is included in gain on investments in the consolidated statements of operations. The Company's property management agreement with River Ridge Mall JV, LLC ended September 30, 2017.
Shoppes at Eagle Point, LLC
The Company formed a 50/50 unconsolidated joint venture, Shoppes at Eagle Point, LLC, to develop, own and operate a community center development located in Cookeville, TN. In the third quarter of 2017, the land was acquired and construction began, with completion of the first phase expected in October 2018. The partners contributed aggregate initial equity of $1,031. See 2017 Financings below for information on a construction loan.
EastGate Storage, LLC
In November 2017, the Company entered into a 50/50 joint venture, EastGate Storage, LLC with an unaffiliated partner to develop a self-storage facility adjacent to EastGate Mall. The Company contributed land with a fair value of $1,134 and the partner is equalizing through cash contributions. In conjunction with the formation of the joint venture, the unconsolidated affiliate closed on a construction loan. See details below in 2017 Financings.
JG Gulf Coast Town Center LLC - Phase III
    In December 2017, the Company entered into an assignment and assumption agreement with the Company's partner in the JG Gulf Coast Town Center LLC 50/50 joint venture. Under the terms of the agreement, the Company was assigned the rights and assumed the obligations of its joint venture partner with respect to its 50% interest in Gulf Coast Town Center - Phase III, a community center located in Ft. Meyers, FL. See Note 3 for more information.
2016 Activity - Unconsolidated Affiliates
CBL-TRS Joint Venture, LLC
In December 2016, CBL-TRS Joint Venture, LLC, sold four office buildings, located in Greensboro, NC, for a gross sales price of $26,000 and net proceeds of approximately $25,406, of which $12,703 represented each partner's share. The unconsolidated affiliate recognized a gain on sale of real estate assets of $51, of which each partner's share was approximately $25. The Company's share of the gain is included in equity in earnings of unconsolidated affiliates in the consolidated statements of operations.
G&I VIII CBL Triangle LLC
In December 2016, G&I VIII CBL Triangle LLC, sold Triangle Town Place, an associated center located in Raleigh, NC, for a gross sales price of $30,250 and net proceeds of approximately $29,802. Net proceeds from the sale were used to retire the outstanding principal balance of the $29,342 loan secured by the Property. See 2016 Loan Repayments below for additional information on this loan. The unconsolidated affiliate recognized a gain on sale of real estate assets of $2,820, of which the Company's share was approximately $282 and the joint venture partner's share was $2,538. The Company's share of the gain is included in equity in earnings of unconsolidated affiliates in the consolidated statements of operations.
G&I VIII CBL Triangle LLC is a 10/90 joint venture, formed in the first quarter of 2016, between the Company and DRA Advisors, which acquired Triangle Town Center, Triangle Town Commons and Triangle Town Place from an existing 50/50 joint venture, Triangle Town Member LLC, between the Company and The R.E. Jacobs Group for $174,000, including the assumption of the $171,092 loan, of which each selling partner's share was $85,546 as of the closing date. Triangle Town Member LLC recognized a gain on sale of real estate assets of $80,979 in connection with the sale of its interests to G&I VIII CBL Triangle LLC. Concurrent with the formation of the new joint venture, the new entity closed on a modification and restructuring of the $171,092 loan, of which the Company's share was $17,109.

See information on the new loan under 2016 Financings below. The Company also made an equity contribution of $3,060 to the joint venture at closing. The Company continues to lease and manage the remaining Properties.
High Pointe Commons
In the third quarter of 2016, High Pointe Commons, LP and High Pointe Commons II-HAP, LP, two 50/50 subsidiaries of the Company, and their joint venture partner closed on the sale of High Pointe Commons, a community center located in Harrisburg, PA, for a gross sales price of $33,800 and net proceeds of $14,962, of which $7,481 represented each partner's share. The existing mortgages secured by the property, which had an aggregate balance of $17,388 at the time of closing, were paid off in conjunction with the sale. See 2016 Loan Repayments below for additional information on these loans. The unconsolidated affiliate recognized a gain on sale of real estate assets of $16,649, of which each partner's share was approximately $8,324. Additionally, the unconsolidated affiliates recorded a loss on extinguishment of debt of $393, of which each partner's share was approximately $197. The Company's share of the gain and share of the loss on extinguishment of debt is included in equity in earnings of unconsolidated affiliates in the consolidated statements of operations.
CBL-TRS Joint Venture II, LLC
In the second quarter of 2016, CBL-TRS Joint Venture II, LLC, sold Renaissance Center, a community center located in Durham, NC, for a gross sales price of $129,200 and net proceeds of $80,324, of which $40,162 represented each partner's share. In conjunction with the sale, the buyer assumed the $16,000 loan secured by the Property's second phase. The loan secured by the first phase, which had a principal balance of $31,484 as of closing, was retired. See 2016 Loan Repayments below for additional information on this loan. The unconsolidated affiliate recognized a gain on sale of real estate assets of $59,977, of which each partner's share was approximately $29,989. The Company's share of the gain is included in equity in earnings of unconsolidated affiliates in the consolidated statements of operations.
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
River Ridge Mall JV, LLC
In the first quarter of 2016, the Company entered into a 25/75 joint venture, River Ridge with an unaffiliated partner. The Company contributed River Ridge Mall, located in Lynchburg, VA, to River Ridge and the partner contributed $33,500 of cash and an anchor parcel at River Ridge Mall that it already owned having a value of $7,000. The $33,500 of cash was distributed to the Company and, after closing costs, $32,819 was used to reduce outstanding balances on its lines of credit. Following the initial formation, all required future contributions were funded on a pro rata basis.
The Company had accounted for the formation of River Ridge as the sale of a partial interest and recorded a loss on impairment of $9,594 in 2016, which included a reserve of $2,100 for future capital expenditures. See Note 4 and Note 15 for more information. The Company continued to manage and lease the mall until the sale of its 25% interest in the third quarter of 2017 as described above. The Company had the right to require its 75% partner to purchase its 25% interest in River Ridge if the Company ceased to manage the Property at the partner's election.

Condensed Combined Financial Statements - Unconsolidated Affiliates
Condensed combined financial statement information of the unconsolidated affiliates is as follows:

	December 31,
	2017	2016
ASSETS:
Investment in real estate assets	$2,089,262	$2,137,666
Accumulated depreciation	(618,922)	(564,612)
	1,470,340	1,573,054
Developments in progress	36,765	9,210
Net investment in real estate assets	1,507,105	1,582,264
Other assets	201,114	223,347
Total assets	$1,708,219	$1,805,611
LIABILITIES:
Mortgage and other indebtedness, net	$1,248,817	$1,266,046
Other liabilities	41,291	46,160
Total liabilities	1,290,108	1,312,206
OWNERS' EQUITY:
The Company	216,292	228,313
Other investors	201,819	265,092
Total owners' equity	418,111	493,405
Total liabilities and owners’ equity	$1,708,219	$1,805,611

	Year Ended December 31,
	2017	2016	2015
Total revenues	$236,607	$250,361	$253,399
Depreciation and amortization	(80,102)	(83,640)	(79,870)
Other operating expenses	(71,293)	(76,328)	(75,875)
Income from operations	85,212	90,393	97,654
Interest and other income	1,671	1,352	1,337
Interest expense	(51,843)	(55,227)	(75,485)
Gain on extinguishment of debt	—	62,901	—
Gain on sales of real estate assets	555	160,977	2,551
Net income (1)	$35,595	$260,396	$26,057

(1)
The Company's pro rata share of net income is $22,939, $117,533 and $18,200 for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in equity in earnings of unconsolidated affiliates in the consolidated statements of operations.

Financings - Unconsolidated Affiliates
See Note 14 for a description of guarantees the Operating Partnership has issued related to the unconsolidated affiliates listed below.
2017 Financings
The Company's unconsolidated affiliates had the following loan activity in 2017:

Date	Property	Stated Interest Rate	Maturity Date (1)	Amount Financed or Extended
August	Ambassador Town Center - Infrastructure Improvements (2)	LIBOR + 2.0%	August 2020	$11,035
October	The Shoppes at Eagle Point (3)	LIBOR + 2.75%	October 2020	36,400
December	Self-storage development - EastGate Mall (4)	LIBOR + 2.75%	December 2022	6,500

(1)	Excludes any extension options.

(2)
The loan was amended and modified to extend the maturity date. The Operating Partnership has guaranteed 100% of the loan. The unconsolidated affiliate has an interest rate swap on the notional amount of the loan, amortizing to $9,360 over the term of the swap, to effectively fix the interest rate to 3.74%.

(3)
Shoppes at Eagle Point, LLC closed on a construction loan for the development of The Shoppes at Eagle Point, a community center located in Cookeville, TN. The Operating Partnership has guaranteed 100% of the loan. The loan has one two-year extension option available at the unconsolidated affiliate's election, subject to compliance with the terms of the loan. The interest rate will be reduced to a variable-rate of LIBOR plus 2.35% once construction is complete and certain debt and operational metrics are met.

(4)
EastGate Storage, LLC closed on a construction loan for the development of a climate controlled self-storage facility adjacent to EastGate Mall in Cincinnati, OH. The loan is interest only through November 2020. Thereafter, monthly principal payments of $10, in addition to interest, will be due. The Operating Partnership has guaranteed 100% of the loan.

Subsequent to December 31, 2017, several operating Property loans were extended. See Note 19 for more information.
2016 Financings
The Company's unconsolidated affiliates had the following loan activity in 2016:

Date	Property	Stated Interest Rate		Maturity Date (1)		Amount Financed or Extended
February	The Pavilion at Port Orange (2)	LIBOR + 2.0%		February 2018	(3)	$58,628
February	Hammock Landing - Phase I (2)	LIBOR + 2.0%		February 2018	(3)	43,347	(4)
February	Hammock Landing - Phase II (2)	LIBOR + 2.0%		February 2018	(3)	16,757
February	Triangle Town Center, Triangle Town Place, Triangle Town Commons (5)	4.00%	(6)	December 2018	(7)	171,092
June	Fremaux Town Center (8)	3.70%	(9)	June 2026		73,000
June	Ambassador Town Center (10)	3.22%	(11)	June 2023		47,660
December	The Shops at Friendly Center (12)	3.34%		April 2023		60,000

(1)	Excludes any extension options.

(2)	The guaranty was reduced from 25% to 20% in conjunction with the refinancing.

(3)	The loan was modified and extended to February 2018 with a one-year extension option, at the joint venture's election, to February 2019.

(4)	The capacity was increased from $39,475 to fund an expansion.

(5)	The loan was amended and modified in conjunction with the sale of the Properties to a newly formed joint venture as described above.

(6)	The interest rate was reduced from 5.74% to 4.00% interest-only payments through the initial maturity date.

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

(8)	Net proceeds from the non-recourse loan were used to retire the existing construction loans, secured by Phase I and Phase II of Fremaux Town Center, with an aggregate balance of $71,125.

(9)
The joint venture had an interest rate swap on a notional amount of $73,000, amortizing to $52,130 over the term of the swap, related to Fremaux Town Center to effectively fix the interest rate on the variable-rate loan. In October 2016, the joint venture made an election under the loan agreement to convert the loan from a variable-rate to a fixed-rate loan which bears interest at 3.70%.

(10)	The non-recourse loan was used to retire an existing construction loan with a principal balance of $41,885 and excess proceeds were utilized to fund remaining construction costs.

(11)
The joint venture has an interest rate swap on a notional amount of $47,660, amortizing to $38,866 over the term of the swap, related to Ambassador Town Center to effectively fix the interest rate on the variable-rate loan. Therefore, this amount is currently reflected as having a fixed rate.

(12)
CBL-TRS Joint Venture, LLC closed on a non-recourse loan secured by The Shops at Friendly Center in Greensboro, NC. The new loan has a maturity date with a term of six years to coincide with the maturity date of the existing loan secured by Friendly Center. A portion of the net proceeds were used to retire a $37,640 fixed-rate loan that bore interest at 5.90% and was due to mature in January 2017.

2017 Loan Repayment
The loan, secured by the related unconsolidated Property, was retired in 2017:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid
July	Gulf Coast Town Center - Phase III (1)	3.13%	July 2017	$4,118

(1)
The Company loaned the unconsolidated affiliate, JG Gulf Coast Town Center, LLC, the amount necessary to retire the loan and received a mortgage note receivable in return. In December 2017, the Company's partner assigned its 50% interest in the Property to the Company. See Note 3 and above for more information. This intercompany loan is eliminated in consolidation as of December 31, 2017 since the Property became wholly-owned by the Company.

2016 Loan Repayments
The Company's unconsolidated affiliates retired the following loans, secured by the related unconsolidated Properties, in 2016:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid
April	Renaissance Center - Phase I	5.61%	July 2016	$31,484
July	Kentucky Oaks Mall (1)	5.27%	January 2017	19,912
September	Governor's Square Mall (2)	8.23%	September 2016	14,089
September	High Pointe Commons - Phase I (3)	5.74%	May 2017	12,401
September	High Pointe Commons - PetCo (3)	3.20%	July 2017	19
September	High Pointe Commons - Phase II (3)	6.10%	July 2017	4,968
December	The Shops at Friendly Center (4)	5.90%	January 2017	37,640
December	Triangle Town Place (5)	4.00%	December 2018	29,342

(1)	The Company's share of the loan was $9,956.

(2)	The Company's share of the loan was $6,692.

(3)	The loan secured by the Property was paid off using proceeds from the sale of the Property in September 2016. See above for more information. The Company's share of the loan was 50%.

(4)	The loan secured by the Property was retired using a portion of the net proceeds from a $60,000 fixed-rate loan. See 2016 Financings above for more information.

(5)
A portion of the net proceeds was used to pay down the balance of a loan for the portion secured by Triangle Town Place upon its sale in December 2016. After the debt reduction associated with the sale of Triangle Town Place, the principal balance of the loan secured by Triangle Town Center and Triangle Town Commons as of December 31, 2016 was $141,126, of which the Company's share was $14,113.

The Company's unconsolidated affiliates retired the following construction loans, secured by the related unconsolidated Properties, in 2016:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid
June	Fremaux Town Center - Phase I (1)	2.44%	August 2016	$40,530
June	Fremaux Town Center - Phase II (1)	2.44%	August 2016	30,595
June	Ambassador Town Center (2)	2.24%	December 2017	41,885

(1)	The construction loan was retired using a portion of the net proceeds from a $73,000 fixed-rate non-recourse mortgage loan. See 2016 Financings above for more information.

(2)
The construction loan was retired using a portion of the net proceeds from a $47,660 fixed-rate non-recourse mortgage loan. Excess proceeds were utilized to fund remaining construction costs. See 2016 Financings above for more information.

Cost Method Investment
The Company owned a 6.2% noncontrolling interest in Jinsheng, an established mall operating and real estate development company located in Nanjing, China, which owned controlling interests in home furnishing shopping malls. In the fourth quarter of 2016, the Company received $15,538 from Jinsheng for the redemption of its interest that had a carrying value of $5,325 and recorded a gain on investment of $10,136. The Company had previously recorded an other-than-temporary impairment of $5,306 related to this investment in 2009 upon the decline of China's real estate market. The Company accounted for its noncontrolling interest in Jinsheng using the cost method because the Company did not exercise significant influence over Jinsheng and there was no readily determinable market value of Jinsheng’s shares since they are not publicly traded.
NOTE 6. MORTGAGE AND OTHER INDEBTEDNESS, NET
Debt of the Company
CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that it has a direct or indirect ownership interest in, is the borrower on all of the Company's debt.
CBL is a limited guarantor of the Senior Unsecured Notes, as described below, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. The Company also provides a similar limited guarantee of the Operating Partnership's obligations with respect to its unsecured credit facilities and three unsecured term loans as of December 31, 2017.
Debt of the Operating Partnership
Mortgage and other indebtedness consisted of the following:

	December 31, 2017		December 31, 2016
	Amount	Weighted-Average Interest Rate (1)	Amount	Weighted-Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating Properties	$1,796,203	5.33%	$2,453,628	5.55%
Senior unsecured notes due 2023 (2)	446,976	5.25%	446,552	5.25%
Senior unsecured notes due 2024 (3)	299,946	4.60%	299,939	4.60%
Senior unsecured notes due 2026 (4)	615,848	5.95%	394,260	5.95%
Total fixed-rate debt	3,158,973	5.37%	3,594,379	5.48%
Variable-rate debt:
Non-recourse loans on operating Properties	10,836	3.37%	19,055	3.13%
Recourse loans on operating Properties (5)	101,187	4.00%	24,428	3.29%
Construction loan (5)	—	—%	39,263	3.12%

	December 31, 2017		December 31, 2016
	Amount	Weighted-Average Interest Rate (1)	Amount	Weighted-Average Interest Rate (1)
Unsecured lines of credit	93,787	2.56%	6,024	1.82%
Unsecured term loans (6)	885,000	2.81%	800,000	2.04%
Total variable-rate debt	1,090,810	2.90%	888,770	2.15%
Total fixed-rate and variable-rate debt	4,249,783	4.74%	4,483,149	4.82%
Unamortized deferred financing costs	(18,938)		(17,855)
Total mortgage and other indebtedness, net	$4,230,845		$4,465,294

(1)	Weighted-average interest rate includes the effect of debt premiums and discounts, but excludes amortization of deferred financing costs.

(2)	The balance is net of an unamortized discount of $3,024 and $3,448, as of December 31, 2017 and 2016, respectively.

(3)	The balance is net of an unamortized discount of $54 and $61, as of December 31, 2017 and 2016, respectively.

(4)
In September 2017, the Operating Partnership issued and sold an additional $225,000 of the series of 2026 Notes. The balance is net of an unamortized discount of $9,152 and $5,740 as of December 31, 2017 and 2016, respectively.

(5)	The Outlet Shoppes at Laredo opened in 2017 and the construction loan balance from December 31, 2016 is included in recourse loans on operating Properties as of December 31, 2017.

(6)	The Company extended and modified its three unsecured term loans in July 2017. See below for additional information.
Non-recourse and recourse term loans include loans that are secured by Properties owned by the Company that have a net carrying value of $2,073,448 at December 31, 2017.
Senior Unsecured Notes

Description	Issued (1)	Amount	Interest Rate (2)	Maturity Date (3)
2023 Notes	November 2013	$450,000	5.25%	December 2023
2024 Notes	October 2014	300,000	4.60%	October 2024
2026 Notes	December 2016 / September 2017 (4)	625,000	5.95%	December 2026

(1)	Issued by the Operating Partnership. CBL is a limited guarantor of the Operating Partnership's obligations under the Notes as described above.

(2)
Interest is payable semiannually in arrears. The interest rate for the 2024 Notes and the 2023 Notes is subject to an increase ranging from 0.25% to 1.00% from time to time if, on or after January 1, 2016 and prior to January 1, 2020, the ratio of secured debt to total assets of the Company, as defined, is greater than 40% but less than 45%. The required ratio of secured debt to total assets for the 2026 Notes is 40% or less. As of December 31, 2017, this ratio was 23% as shown below.

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

(4)
On September 1, 2017, the Operating Partnership issued and sold an additional $225,000 of the 2026 Notes. Interest was payable with respect to the additional issuance on December 15, 2017. After deducting underwriting discounts and other offering expenses of $1,879 and a discount of $3,938, the net proceeds from the sale were approximately $219,183. The Operating Partnership used the net proceeds to reduce amounts outstanding under its unsecured credit facilities and for general business purposes.

Unsecured Lines of Credit
The Company has three unsecured credit facilities that are used for retirement of secured loans, repayment of term loans, working capital, construction and acquisition purposes, and issuances of letters of credit.
Each facility bears interest at LIBOR plus a spread of 87.5 to 155 basis points based on credit ratings for the Operating Partnership's senior unsecured long-term indebtedness. As of December 31, 2017, the Operating Partnership's interest rate based on the credit ratings of its unsecured long-term indebtedness of Baa3 from Moody's Investors Service ("Moody's"), BBB- from Standard & Poor's Rating Services ("S&P") and BB+ from Fitch Ratings ("Fitch"), is LIBOR plus 120 basis points.

Subsequent to December 31, 2017, the Moody's rating was downgraded. See Note 19 for more information.
Additionally, the Company pays an annual facility fee that ranges from 0.125% to 0.300%, based on the credit ratings described above. As of December 31, 2017, the annual facility fee was 0.25%. The three unsecured lines of credit had a weighted-average interest rate of 2.56% at December 31, 2017.
The following summarizes certain information about the Company's unsecured lines of credit as of December 31, 2017:

	Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date
Wells Fargo - Facility A	$500,000	$—	(1)	October 2019	October 2020	(2)
First Tennessee	100,000	55,899	(3)	October 2019	October 2020	(4)
Wells Fargo - Facility B	500,000	37,888	(1)	October 2020
	$1,100,000	$93,787	(5)

(1)	Up to $30,000 of the capacity on this facility can be used for letters of credit.

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

(5)	See debt covenant section below for limitation on excess capacity.
Unsecured Term Loans
The Company has a $350,000 unsecured term loan, which bears interest at a variable rate of LIBOR plus a spread of 0.90% to 1.75% based on the credit ratings for the Operating Partnership's senior unsecured long-term indebtedness. Based on the current credit ratings for the Operating Partnership's senior unsecured long-term indebtedness, the term loan bears interest at LIBOR plus 1.35%. In July 2017, the Company exercised its option to extend the maturity date to October 2018. The term loan has a one-year extension option to extend the maturity date to October 2019. At December 31, 2017, the outstanding borrowings of $350,000 had an interest rate of 2.71%.
In July 2017, the Company closed on the modification and extension of its $400,000 unsecured term loan, with an increase in the principal balance to $490,000. The variable interest rate remains at LIBOR plus 1.50%, based on the credit ratings for the Operating Partnership's senior unsecured long-term indebtedness. In July 2018, the principal balance will be reduced to $300,000. The loan matures in July 2020 and has two one-year extension options, the second of which is at the lenders' discretion, for a July 2022 extended maturity date. At December 31, 2017, the outstanding borrowings of $490,000 had an interest rate of 2.86%.
In July 2017, the Company modified its $50,000 unsecured term loan to reduce the principal balance to $45,000 and change the interest rate to a variable rate of LIBOR plus 1.65%. The loan matures in June 2021 and has a one-year extension option at the Company's election, subject to continued compliance with the terms of the loan agreement, for an outside maturity date of June 2022. At December 31, 2017, the outstanding borrowings of $45,000 had an interest rate of 3.01%.
Fixed-Rate Debt
As of December 31, 2017, fixed-rate loans on operating Properties bear interest at stated rates ranging from 4.00% to 8.00%. Outstanding borrowings under fixed-rate loans include a net unamortized debt premium of $199 that was recorded when the Company assumed debt to acquire real estate assets that were at an above-market interest rate compared to similar debt instruments at the date of acquisition. Fixed-rate loans on operating Properties generally provide for monthly payments of principal and/or interest and mature at various dates through June 2026, with a weighted-average maturity of 3.6 years.

Financings
The following table presents the fixed-rate loans, secured by the related consolidated Properties, that were entered into in 2016:

Date	Property	Stated Interest Rate	Maturity Date (1)		Amount Financed or Extended
April	Hickory Point Mall (2)	5.85%	December 2018	(3)	$27,446
June	Hamilton Place (4)	4.36%	June 2026		107,000
December	Cary Towne Center (5)	4.00%	March 2019	(6)	46,716
December	Greenbrier Mall (7)	5.00%	December 2019	(8)	70,801

(1)	Excludes any extension options.

(2)	The loan was modified to extend the maturity date. The interest rate remains at 5.85% but the loan is now interest-only.

(3)	The loan has a one-year extension option at the Company's election for an outside maturity date of December 2019.

(4)
Proceeds from the non-recourse loan were used to retire an existing $98,181 loan with an interest rate of 5.86% that was scheduled to mature in August 2016. The Company's share of excess proceeds was used to reduce outstanding balances on its credit facilities.

(5)
The loan was restructured to extend the maturity date and reduce the interest rate from 8.5% to 4.0% interest-only payments. The Company plans to utilize excess cash flows from the mall to fund a proposed redevelopment. The original maturity date is contingent on the Company's redevelopment plans.

(6)	The loan has one two-year extension option, which is at the Company's option and contingent on the Company having met specified redevelopment criteria, for an outside maturity date of March 2021.

(7)
The loan was restructured, with an effective date of November 2016, to extend the maturity date and reduce the interest rate from 5.91% to 5.00% interest-only payments through December 2017. The interest rate will increase to 5.4075% on January 1, 2018 and thereafter require monthly principal payments of $225 and $300 in 2018 and 2019, respectively, in addition to interest.

(8)
The loan has a one-year extension option, at the Company's election, which is contingent on the mall meeting specified debt service and operational metrics. If the loan is extended, monthly principal payments of $325 will be required in 2020 in addition to interest.

Loan Repayments
The Company repaid the following fixed-rate loans, secured by the related consolidated Properties, in 2017 and 2016:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
2017:
January	The Plaza at Fayette	5.67%	April 2017	$37,146
January	The Shoppes at St. Clair Square	5.67%	April 2017	18,827
February	Hamilton Corner	5.67%	April 2017	14,227
March	Layton Hills Mall	5.66%	April 2017	89,526
April	The Outlet Shoppes at Oklahoma City (2)	5.73%	January 2022	53,386
April	The Outlet Shoppes at Oklahoma City - Phase II (2)	3.53%	April 2019	5,545
April	The Outlet Shoppes at Oklahoma City - Phase III (2)	3.53%	April 2019	2,704
September	Hanes Mall (3)	6.99%	October 2018	144,325
September	The Outlet Shoppes at El Paso	7.06%	December 2017	61,561
				$427,247

2016:
April	CoolSprings Crossing	4.54%	April 2016	$11,313
April	Gunbarrel Pointe	4.64%	April 2016	10,083
April	Stroud Mall	4.59%	April 2016	30,276
April	York Galleria	4.55%	April 2016	48,337

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
June	Hamilton Place (4)	5.86%	August 2016	98,181
August	Dakota Square Mall	6.23%	November 2016	55,103
October	Southaven Towne Center	5.50%	January 2017	38,314
				$291,607

(1)	The Company retired the loans with borrowings from its credit facilities unless otherwise noted.

(2)
The loan was retired in conjunction with the sale of the Property which secured the loan. The Company recorded an $8,500 loss on extinguishment of debt due to a prepayment fee on the early retirement. See Note 4 for more information.

(3)	We recorded a $371 loss on extinguishment of debt due to a prepayment fee on the early retirement.

(4)	The joint venture retired the loan with proceeds from a $107,000 fixed-rate non-recourse loan. See Financings section above for more information.
Additionally, the $38,150 loan secured by Fashion Square was assumed by the buyer in conjunction with the sale of the mall in July 2016. The fixed-rate loan bore interest at 4.95% and had a maturity date of June 2022.
Subsequent to December 31, 2017, an operating Property loan was retired. See Note 19 for more information.
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
Other
In conjunction with the divestiture of the Company's interests in a consolidated joint venture, the Company was relieved of its funding obligation related to the loan secured by vacant land owned by the joint venture, which had a principal balance of $2,466 upon the disposition of its interests in 2017. See Note 12 and Note 15 for more information.
Variable-Rate Debt
Term loans for the Company’s operating Properties bear interest at variable interest rates indexed to the LIBOR rate. At December 31, 2017, interest rates on such variable-rate loans varied from 3.37% to 4.11%. These loans mature at various dates from April 2018 to July 2020, with a weighted-average maturity of 1.3 years, and have extension options of up to two years.

Financings
The following table presents the variable-rate loan, secured by the related consolidated Property, that was extended in 2017 and 2016:

Date	Property	Stated Interest Rate	Maturity Date		Amount Extended
2017:
March	Statesboro Crossing (1)	LIBOR + 1.80%	June 2018		$10,930

2016:
June	Statesboro Crossing (2)	LIBOR + 1.80%	June 2017	(3)	$11,035

(1)	The Company exercised the extension option under the mortgage loan.

(2)	The loan was modified to extend the maturity date.

(3)	The loan had a one-year extension option for an outside maturity date of June 2018.
Construction Loan
Financing
The following table presents the construction loan, secured by the related consolidated Property, that was entered into in 2016:

Date	Property	Stated Interest Rate		Maturity Date		Amount Financed
May	The Outlet Shoppes at Laredo (1)	LIBOR + 2.5%	(2)	May 2019	(3)	$91,300

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
Financial Covenants and Restrictions
The agreements for the unsecured lines of credit, the Notes and unsecured term loans contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum unencumbered asset and interest ratios, maximum secured indebtedness ratios, maximum total indebtedness ratios and limitations on cash flow distributions.  The Company believes that it was in compliance with all financial covenants and restrictions at December 31, 2017.

Unsecured Lines of Credit and Unsecured Term Loans
The following presents the Company's compliance with key covenant ratios, as defined, of the credit facilities and term loans as of December 31, 2017:

Ratio	Required	Actual
Debt to total asset value	< 60%	50%
Unsecured indebtedness to unencumbered asset value (1)	< 60%	48%	(2)
Unencumbered NOI to unsecured interest expense	> 1.75x	3.3x
EBITDA to fixed charges (debt service)	> 1.5x	2.4x

(1)
The debt covenant was modified in the third quarter of 2017 to reduce the ratio from 62.5% to 60.0%. The definition of unencumbered asset value was also modified with respect to the assets that are included in the unencumbered asset pool.

(2)
The debt covenant limits the total amount of unsecured indebtedness the Company may have outstanding, which varies over time based on the ratio. Based on the Company’s outstanding unsecured indebtedness as of December 31, 2017, the total amount available to the Company to borrow on its lines of credit was $429,678 less than the total capacity of the lines of credit resulting in total availability of $576,535 as of December 31, 2017.

The agreements for the unsecured credit facilities and unsecured term loans described above contain default provisions customary for transactions of this nature (with applicable customary grace periods). Additionally, any default in the payment of any recourse indebtedness greater than or equal to $50,000 or any single non-recourse indebtedness greater than $150,000 (for the Company's ownership share) of CBL, the Operating Partnership or any Subsidiary, as defined, will constitute an event of default under the agreements to the credit facilities. The credit facilities also restrict the Company's ability to enter into any transaction that could result in certain changes in its ownership or structure as described under the heading “Change of Control/Change in Management” in the agreements for the credit facilities.
Senior Unsecured Notes
The following presents the Company's compliance with key covenant ratios, as defined, of the Notes as of December 31, 2017:

Ratio	Required	Actual
Total debt to total assets	< 60%	52%
Secured debt to total assets	<45% (1)	23%
Total unencumbered assets to unsecured debt	>150%	208%
Consolidated income available for debt service to annual debt service charge	> 1.5x	3.1x

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
Other
Several of the Company’s Properties are owned by special purpose entities, created as a requirement under certain loan agreements that are included in the Company’s consolidated financial statements. The sole business purpose of the special purpose entities is to own and operate these Properties. The real estate and other assets owned by these special purpose entities are restricted under the loan agreements in that they are not available to settle other debts of the Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these Properties, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.

Scheduled Principal Payments
As of December 31, 2017, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, including construction loans and lines of credit, are as follows:

2018	$667,720
2019	361,411
2020	544,957
2021	498,168
2022	431,331
Thereafter	1,635,792
4,139,379
Net unamortized discounts and premium	(12,031)
Unamortized deferred financing costs	(18,938)
Principal balance of loan secured by Lender Mall in foreclosure (1)	122,435
Total mortgage and other indebtedness, net	$4,230,845

(1)	Represents the principal balance of the non-recourse loan, secured by Acadiana Mall, which is in default. The loan had an April 2017 maturity date.
Of the $667,720 of scheduled principal payments in 2018, $82,190 relates to the maturing principal balances of four operating Property loans, $540,000 represents the aggregate principal balance due of two unsecured term loans (the $350,000 unsecured term loan and $190,000, which matures in July 2018, of the $490,000 unsecured term loan) and $45,530 relates to scheduled principal amortization. Of the 2018 maturities, an operating Property loan with a principal balance of $27,446 has a one-year extension option and the $350,000 unsecured term loan has a one-year extension option, which are at the Company's option and subject to compliance with the terms of the respective lender agreements, leaving approximately $244,744 of loan maturities in 2018 that must be retired or refinanced. Subsequent to December 31, 2017, the Company retired an operating Property loan. See Note 19 for details.
Interest Rate Hedging Instruments
The Company recorded its derivative instruments in its consolidated balance sheets at fair value.  The accounting for changes in the fair value of derivatives depended on the intended use of the derivative, whether the derivative was designated as a hedge and, if so, whether the hedge met the criteria necessary to apply hedge accounting.
The Company’s objectives in using interest rate derivatives was to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish these objectives, the Company primarily used interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involved the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges was recorded in AOCI/L and was subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings.  Such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
The Company's outstanding interest rate derivatives, that were designated as cash flow hedges of interest rate risk, matured on April 1, 2016.

The following table provides further information of the gains and losses related to the Company’s interest rate derivatives that were designated as cash flow hedges of interest rate risk in 2016 and 2015:

Hedging Instrument	Gain Recognized in OCI/L (Effective Portion)		Location of Losses Reclassified from AOCI/L into Earnings (Effective Portion)	Loss Recognized in Earnings (Effective Portion)		Location of Gains Recognized in Earnings (Ineffective Portion)	Gain Recognized in Earnings (Ineffective Portion)
	2016	2015		2016	2015		2016	2015
Interest rate contracts	$434	$1,915	Interest Expense	$(443)	$(2,196)	Interest Expense	$—	$—
     See Note 2 and Note 15 for additional information regarding the Company’s former interest rate hedging instruments.
NOTE 7. SHAREHOLDERS’ EQUITY AND PARTNERS' CAPITAL
Common Stock and Common Units
The Company's authorized common stock consists of 350,000,000 shares at $0.01 par value per share. The Company had 171,088,778 and 170,792,645 shares of common stock issued and outstanding as of December 31, 2017 and 2016, respectively.
Partners in the Operating Partnership hold their ownership through common and special common units of limited partnership interest, hereinafter referred to as "common units." A common unit and a share of CBL's common stock have essentially the same economic characteristics, as they effectively participate equally in the net income and distributions of the Operating Partnership. For each share of common stock issued by CBL, the Operating Partnership has issued a corresponding number of common units to CBL in exchange for the proceeds from the stock issuance. The Operating Partnership had 199,297,151 and 199,085,032 common units outstanding as of December 31, 2017 and 2016, respectively.
Each limited partner in the Operating Partnership has the right to exchange all or a portion of its common units for shares of CBL's common stock, or at the Company's election, their cash equivalent. When an exchange for common stock occurs, the Company assumes the limited partner's common units in the Operating Partnership. The number of shares of common stock received by a limited partner of the Operating Partnership upon exercise of its exchange rights will be equal, on a one-for-one basis, to the number of common units exchanged by the limited partner. If the Company elects to pay cash, the amount of cash paid by the Operating Partnership to redeem the limited partner's common units will be based on the five-day trailing average of the trading price, at the time of exchange, of the shares of common stock that would otherwise have been received by the limited partner in the exchange. Neither the common units nor the shares of CBL's common stock are subject to any right of mandatory redemption.
At-The-Market Equity Program
On March 1, 2013, the Company entered into the Sales Agreements (collectively, the "Sales Agreements") with a number of sales agents to sell shares of CBL's common stock, having an aggregate offering price of up to $300,000, from time to time in the ATM equity offerings (as defined in Rule 415 of the Securities Act of 1933, as amended) or in negotiated transaction (the "ATM program"). In accordance with the Sales Agreements, the Company will set the parameters for the sales of shares, including the number of shares to be issued, the time period during which sales are to be made and any minimum price below which sales may not be made. The Sales Agreements provide that the sales agents will be entitled to compensation for their services at a mutually agreed commission rate not to exceed 2.0% of the gross proceeds from the sales of shares sold through the ATM program. For each share of common stock issued by CBL, the Operating Partnership issues a corresponding number of common units of limited partnership interest to CBL in exchange for the contribution of the proceeds from the stock issuance. The Company includes only share issuances that have settled in the calculation of shares outstanding at the end of each period.
Since inception, the Company has sold $211,493 shares of common stock through the ATM program, at a weighted-average sales price of $25.12, generating net proceeds of $209,596, which were used to reduce the balances on the Company's credit facilities. Since the commencement of the ATM program, the Company has issued 8,419,298 shares of common stock and approximately $88,507 remains available that may be sold under this program as of

December 31, 2017. The Company has not sold any shares under the ATM program since 2013. Actual future sales under this program, if any, will depend on a variety of factors including but not limited to market conditions, the trading price of CBL's common stock and the Company's capital needs. The Company has no obligation to sell the remaining shares available under the ATM program.
Common Unit Activity
During 2017, the Operating Partnership elected to pay cash of $656 to five holders of 84,014 common units in the Operating Partnership upon the exercise of their conversion rights.
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
The Company has 6,900,000 depositary shares, each representing 1/10th of a share of CBL's 6.625% Series E Preferred Stock with a par value of $0.01 per share, outstanding as of December 31, 2017 and 2016. The Series E Preferred Stock has a liquidation preference of $250.00 per share ($25.00 per depositary share). The dividends on the Series E Preferred Stock are cumulative, accrue from the date of issuance and are payable quarterly in arrears at a rate of $16.5625 per share ($1.65625 per depositary share) per annum. The Series E Preferred Stock generally has no stated maturity, is not subject to any sinking fund or mandatory redemption, and is not convertible into any other securities of the Company, except under certain circumstances in connection with a change of control. Owners of the depositary shares representing Series E Preferred Stock generally have no voting rights except under dividend default. The Company may redeem shares, in whole or in part, at any time for a cash redemption price of $250.00 per share ($25.00 per depositary share) plus accrued and unpaid dividends.
The Company has 18,150,000 depositary shares, each representing 1/10th of a share of CBL's 7.375% Series D Preferred Stock with a par value of $0.01 per share, outstanding as of December 31, 2017 and 2016. The Series D Preferred Stock has a liquidation preference of $250.00 per share ($25.00 per depositary share). The dividends on the Series D Preferred Stock are cumulative, accrue from the date of issuance and are payable quarterly in arrears at a rate of $18.4375 per share ($1.84375 per depositary share) per annum. The Series D Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and is not convertible into any other securities of the Company. The Company may redeem shares, in whole or in part, at any time for a cash redemption price of 250.00 per share ($25.00 per depositary share) plus accrued and unpaid dividends.
Dividends - CBL
CBL paid first, second and third quarter 2017 cash dividends on its common stock of $0.265 per share on April 17th, July 17th and October 16th 2017, respectively.  On November 2, 2017, CBL's Board of Directors declared a fourth quarter cash dividend of $0.200 per share that was paid on January 16, 2018, to shareholders of record as of December 29, 2017. The dividend declared in the fourth quarter of 2017, totaling $34,217, is included in accounts payable and accrued liabilities at December 31, 2017.  The total dividend included in accounts payable and accrued liabilities at December 31, 2016 was $45,259.

The allocations of dividends declared and paid for income tax purposes are as follows:

	Year Ended December 31,
	2017		2016		2015
Dividends declared:
Common stock	$0.98	(1)	$0.88	(2)	$1.06
Series D preferred stock	$18.44		$18.44		$18.44
Series E preferred stock	$16.56		$16.56		$16.56

Allocations:
Common stock
Ordinary income	85.37%		100.00%		100.00%
Capital gains 25% rate	—%		—%		—%
Return of capital	14.63%		—%		—%
Total	100.00%		100.00%		100.00%

Preferred stock (3)
Ordinary income	100.00%		100.00%		100.00%
Capital gains 25% rate	—%		—%		—%
Total	100.00%		100.00%		100.00%

(1)	Of the $0.200 per share dividend declared on November 2, 2017 and paid January 16, 2018, $0.200 will be reported and is taxable in 2018.

(2)	Of the $0.265 per share dividend declared on November 3, 2016 and paid January 16, 2017, $0.081 is taxable in 2016 and $0.184 per share will be reported and is taxable in 2017.

(3)	The allocations for income tax purposes are the same for each series of preferred stock for each period presented.
Distributions - The Operating Partnership
The Operating Partnership paid first, second and third quarter 2017 cash distributions on its redeemable common units and common units of $0.7322 and $0.2692 per share, respectively, on April 17th, July 17th and October 16th 2017, respectively.  On November 2, 2017, the Operating Partnership declared a fourth quarter cash distribution on its redeemable common units and common units of $0.7322 and $0.2048 per share, respectively, that was paid on January 16, 2018. The distribution declared in the fourth quarter of 2017, totaling $7,412, is included in accounts payable and accrued liabilities at December 31, 2017.  The total dividend included in accounts payable and accrued liabilities at December 31, 2016 was $9,054.
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
Series S Special Common Units
Redeemable noncontrolling interest includes a noncontrolling partnership interest in the Operating Partnership for which the partnership agreement includes redemption provisions that may require the Operating Partnership to redeem the partnership interest for real property.  In July 2004, the Operating Partnership issued 1,560,940 Series S special common units (“S-SCUs”), all of which are outstanding as of December 31, 2017, in connection with the acquisition of Monroeville Mall. Under the terms of the Operating Partnership’s limited partnership agreement, the holder of the S-SCUs has the right to exchange all or a portion of its partnership interest for shares of the Company’s common stock or, at the Company’s election, their cash equivalent. The holder has the additional right to require the Operating Partnership to acquire a qualifying property and distribute it to the holder in exchange for the S-SCUs.

Generally, the acquisition price of the qualifying property cannot be more than the lesser of the consideration that would be received in a normal exchange, as discussed above, or $20,000, subject to certain limited exceptions.  Should the consideration that would be received in a normal exchange exceed the maximum property acquisition price as described in the preceding sentence, the excess portion of its partnership interest could be exchanged for shares of CBL's stock or, at the Company’s election, their cash equivalent.  The S-SCUs receive a minimum distribution of $2.92875 per unit per year.
Series L Special Common Units
In June 2005, the Operating Partnership issued 571,700 L-SCUs, all of which are outstanding as of December 31, 2017, in connection with the acquisition of Laurel Park Place. The L-SCUs receive a minimum distribution of $0.7572 per unit per quarter ($3.0288 per unit per year). Upon the earlier to occur of June 1, 2020, or when the distribution on the common units exceeds $0.7572 per unit for four consecutive calendar quarters, the L-SCUs will thereafter receive a distribution equal to the amount paid on the common units. In December 2012, the Operating Partnership issued 622,278 common units valued at $14,000 to acquire the remaining 30% noncontrolling interest in Laurel Park Place.
Series K Special Common Units
In November 2005, the Operating Partnership issued 1,144,924 K-SCUs, all of which are outstanding as of December 31, 2017, in connection with the acquisition of Oak Park Mall, Eastland Mall and Hickory Point Mall. The holders of the K-SCUs receive a dividend at a rate of 6.25%, or $2.96875 per K-SCU. When the quarterly distribution on the Operating Partnership’s common units exceeds the quarterly K-SCU distribution for four consecutive quarters, the K-SCUs will receive distributions at the rate equal to that paid on the Operating Partnership’s common units. The holders of the K-SCUs may exchange them, on a one-for-one basis, for shares of CBL’s common stock or, at the Company’s election, their cash equivalent.
Outstanding rights to convert redeemable noncontrolling interests and noncontrolling interests in the Operating Partnership to common stock were held by the following parties at December 31, 2017 and 2016:

	December 31,
	2017	2016
CBL’s Predecessor	18,172,690	18,172,690
Third parties	10,035,683	10,119,697
	28,208,373	28,292,387
The assets and liabilities allocated to the Operating Partnership’s redeemable noncontrolling interest and noncontrolling interests are based on their ownership percentages of the Operating Partnership at December 31, 2017 and 2016.  The ownership percentages are determined by dividing the number of common units held by each of the redeemable noncontrolling interest and the noncontrolling interests at December 31, 2017 and 2016 by the total common units outstanding at December 31, 2017 and 2016, respectively.  The redeemable noncontrolling interest ownership percentage in assets and liabilities of the Operating Partnership was 0.8% at December 31, 2017 and 2016.  The noncontrolling interest ownership percentage in assets and liabilities of the Operating Partnership was 13.4% at December 31, 2017 and 2016.
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
A change in the number of shares of common stock or common units changes the percentage ownership of all partners of the Operating Partnership.  A common unit is considered to be equivalent to a share of common stock since it generally is exchangeable for shares of the Company’s common stock or, at the Company’s election, their cash equivalent. As a result, an allocation is made between redeemable noncontrolling interests, shareholders’ equity and noncontrolling interests in the Operating Partnership in the Company's accompanying balance sheets to reflect the change in ownership of the Operating Partnership’s underlying equity when there is a change in the number of shares and/or common units outstanding.  During 2017, 2016 and 2015, the Company allocated $3,049, $2,454 and $2,981, respectively, from shareholders’ equity to redeemable noncontrolling interest. During 2017 and 2016, the Company allocated $4,290 and $13,625, respectively, from shareholders' equity to noncontrolling interest. During 2015, the Company allocated $207 from noncontrolling interest to shareholders' equity.
The total redeemable noncontrolling interest in the Operating Partnership was $8,835 and $17,996 at December 31, 2017 and 2016, respectively.  The total noncontrolling interest in the Operating Partnership was $86,773 and $100,035 at December 31, 2017 and 2016, respectively.
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
 The Company had 22 and 25 other consolidated subsidiaries at December 31, 2017 and 2016, respectively, that had noncontrolling interests held by third parties and for which the related partnership agreements either do not include redemption provisions or are subject to redemption provisions that do not require classification outside of permanent equity. The total noncontrolling interests in other consolidated subsidiaries were $9,701 and $12,103 at December 31, 2017 and 2016, respectively.
The assets and liabilities allocated to the redeemable noncontrolling interests and noncontrolling interests in other consolidated subsidiaries are based on the third parties’ ownership percentages in each subsidiary at December 31, 2017 and 2016. Income is allocated to the redeemable noncontrolling interests and noncontrolling interests in other consolidated subsidiaries based on the third parties’ weighted-average ownership in each subsidiary during the year.
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
Variable Interest Entities
In accordance with the guidance in ASU 2015-02 and ASU 2016-17, as discussed in Note 2, the Operating Partnership and certain of its subsidiaries are deemed to have the characteristics of a VIE primarily because the limited partners of these entities do not collectively possess substantive kick-out or participating rights. The Company adopted ASU 2015-02 as of January 1, 2016 and ASU 2016-17 was adopted as of January 1, 2017 on a modified retrospective basis. The adoption of ASU 2016-17 did not change any of the Company's consolidation conclusions made under ASU 2015-02 and did not change amounts within the consolidated financial statements.
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

The table below lists the Company's consolidated VIEs as of December 31, 2017 and 2016, which do not reflect the elimination of any internal debt the consolidated VIE has with the Operating Partnership:

	As of December 31,
	2017			2016
	Assets	Liabilities		Assets	Liabilities
Consolidated VIEs:
Atlanta Outlet Outparcels, LLC	$878	$—		$914	$4
Atlanta Outlet JV, LLC	60,476	79,769	(1)	63,361	81,128
CBL Terrace LP	16,472	13,313		16,714	13,509
El Paso Outlet Center Holding, LLC	93,139	65,149		103,232	69,535
El Paso Outlet Center II, LLC	8,512	6,955	(2)	8,638	7,028
Foothills Mall Associates	—	—	(3)	9,811	34,997
Gettysburg Outlet Center Holding, LLC	36,386	39,049		36,542	39,476
Gettysburg Outlet Center, LLC	7,218	74		7,203	37
High Point Development LP II	1,084	69		1,104	55
Jarnigan Road LP	41,671	20,229		41,392	20,988
Laredo Outlet JV, LLC	110,174	81,618	(4)	89,353	58,822
Lebcon Associates	59,375	120,879		47,721	121,529
Lebcon I, Ltd	9,034	9,463		9,290	9,711
Lee Partners	1,011	—		1,195	—
Louisville Outlet Outparcels, LLC	74	—		62	—
Louisville Outlet Shoppes, LLC	73,173	83,543	(5)	76,831	85,132
Madison Grandview Forum, LLC	32,692	13,198		33,196	13,622
The Promenade at D'Iberville	81,500	46,568		84,470	46,570
Statesboro Crossing, LLC	18,403	10,988		18,869	11,058
Village at Orchard Hills, LLC	—	—	(3)	498	—
Woodstock GA Investments, LLC	—	—	(3)	9,098	3,185
	$651,272	$590,864		$659,494	$616,386

(1)	Of this total, $4,707 related to The Outlet Shoppes at Atlanta - Phase II, is guaranteed by the Operating Partnership.

(2)	Of this total, $6,613 related to The Outlet Shoppes at El Paso - Phase II, is guaranteed by the Operating Partnership.

(3)	This joint venture is not a VIE as of December 31, 2017. See description of reconsideration event below.

(4)	Of this total, $80,145 related to The Outlet Shoppes at Laredo, is guaranteed by the Operating Partnership.

(5)	Of this total, $9,722 relates to The Outlet Shoppes of the Bluegrass - Phase II, is guaranteed by the Operating Partnership.
The table below lists the Company's unconsolidated VIEs as of December 31, 2017:

Unconsolidated VIEs:	Investment in Real Estate Joint Ventures and Partnerships	Maximum Risk of Loss
Ambassador Infrastructure, LLC (1)	$—	$11,035	(2)
EastGate Storage, LLC (3)	228	6,500
G&I VIII CBL Triangle LLC (1)	1,616	1,616	(2)
Shoppes at Eagle Point, LLC (3)	14,656	36,400	(2)
	$16,500	$55,551

(1)	This unconsolidated affiliate was classified as a VIE as of December 31, 2016.

(2)	See Note 14 for information on guarantees of debt.

(3)	See Note 5 for more information on this new unconsolidated affiliate.

Variable Interest Entities - Reconsideration Events
Woodstock GA, Investments, LLC
In 2017, the Company divested its interests in the 75/25 consolidated joint venture and was relieved of its funding obligation related to the loan secured by the vacant land owned by the joint venture. See Note 6 and Note 15 for more information.
Foothills Mall Associates
The Company held a 95% interest in this consolidated joint venture, which represented an interest in a VIE. The property was sold in 2017. See Note 4 for more information.
Village at Orchard Hills, LLC
The joint venture completed the sale of its outparcels, distributed the cash in 2017 and no longer has any assets.
NOTE 9. MINIMUM RENTS
The Company receives rental income by leasing retail shopping center space under operating leases. Future minimum rents are scheduled to be received under non-cancellable tenant leases at December 31, 2017, as follows:

2018	$523,498
2019	446,591
2020	380,600
2021	321,156
2022	257,231
Thereafter	656,777
$2,585,853
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
Mortgage and other notes receivable consist of the following:

		As of December 31, 2017		As of December 31, 2016
	Maturity Date	Interest Rate	Balance	Interest Rate	Balance
Mortgages:
Columbia Place Outparcel	Feb 2022	5.00%	$302	5.00%	$321
One Park Place	May 2022	5.00%	1,010	5.00%	1,194
Village Square (1)	Mar 2018	4.00%	1,596	3.75%	1,644
Other (2)	Dec 2016 - Jan 2047	4.07% - 9.50%	2,510	3.27% - 9.50%	2,521
			5,418		5,680

		As of December 31, 2017		As of December 31, 2016
	Maturity Date	Interest Rate	Balance	Interest Rate	Balance
Other Notes Receivable:
ERMC	Sep 2021	4.00%	2,855	4.00%	3,500
Horizon Group (3)	N/A	—%	—	7.00%	300
RED Development Inc. (4)	N/A	—%	—	5.00%	6,588
Southwest Theaters LLC	Apr 2026	5.00%	672	5.00%	735
			3,527		11,123

			$8,945		$16,803

(1)	The interest rate increased to 4.0% from April 2017 through the maturity date.

(2)	The $1,100 note for The Promenade at D'Iberville with a maturity date of December 2016 is in default.

(3)	In January 2017, the loan was extended to July 2017 and paid off in May 2017.

(4)	The loan was paid off in December 2017.
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
The Company's segment information for the years ended December 31, 2017, 2016 and 2015 has been retrospectively revised from previously reported amounts to reflect a change in our reportable segments. The Company no longer separately presents quantitatively and qualitatively insignificant reportable segments. Information on the Company’s reportable segments is presented as follows:

Year Ended December 31, 2017	Malls	All Other (1)	Total
Revenues	$847,979	$79,273	$927,252
Property operating expenses (2)	(244,282)	(16,271)	(260,553)
Interest expense	(120,414)	(98,266)	(218,680)
Other expense	—	(5,180)	(5,180)
Gain on sales of real estate assets	75,980	17,812	93,792
Segment profit (loss)	$559,263	$(22,632)	536,631
Depreciation and amortization expense			(299,090)
General and administrative expense			(58,466)
Interest and other income			1,706
Gain on extinguishment of debt			30,927
Loss on impairment			(71,401)
Loss on investment			(6,197)
Equity in earnings of unconsolidated affiliates			22,939
Net income before income tax benefit			$157,049
Total assets	$5,152,789	$552,019	$5,704,808
Capital expenditures (3)	$174,327	$8,790	$183,117

Year Ended December 31, 2016	Malls	All Other (1)	Total
Revenues	$928,214	$100,043	$1,028,257
Property operating expenses (2)	(268,898)	(12,558)	(281,456)
Interest expense	(143,903)	(72,415)	(216,318)
Other expense	—	(20,326)	(20,326)
Gain on sales of real estate assets	481	29,086	29,567
Segment profit	$515,894	$23,830	539,724
Depreciation and amortization expense			(292,693)
General and administrative expense			(63,332)
Interest and other income			1,524
Loss on impairment			(116,822)
Gain on investments			7,534
Income tax benefit			2,063
Equity in earnings of unconsolidated affiliates			117,533
Income from continuing operations			$195,531
Total assets	$5,383,937	$720,703	$6,104,640
Capital expenditures (3)	$165,230	$102,573	$267,803

Year Ended December 31, 2015	Malls	All Other (1)	Total
Revenues	$944,553	$110,465	$1,055,018
Property operating expenses (2)	(274,288)	(9,057)	(283,345)
Interest expense	(166,922)	(62,421)	(229,343)
Other expense	(19)	(26,938)	(26,957)
Gain on sales of real estate assets	264	31,968	32,232
Segment profit	$503,588	$44,017	547,605
Depreciation and amortization expense			(299,069)
General and administrative expense			(62,118)
Interest and other income			6,467
Gain on extinguishment of debt			256
Loss on impairment			(105,945)
Gain on investment			16,560
Income tax provision			(2,941)
Equity in earnings of unconsolidated affiliates			18,200
Income from continuing operations			$119,015
Total assets	$5,766,084	$713,907	$6,479,991
Capital expenditures (3)	$393,194	$31,619	$424,813

(1)
The All Other category includes associated centers, community centers, mortgage and other notes receivable, office buildings, the Management Company and, prior to the redemption of the Company's redeemable noncontrolling interests during the fourth quarter of 2016, the Company’s former consolidated subsidiary that provided security and maintenance services to third parties (see Note 8). Management, development and leasing fees are included in the All Other category.

(2)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.

(3)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

NOTE 12. SUPPLEMENTAL AND NONCASH INFORMATION
The Company paid cash for interest, net of amounts capitalized, in the amount of $220,099, $209,566 and $226,233 during 2017, 2016 and 2015, respectively.
The Company’s noncash investing and financing activities for 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Accrued dividends and distributions payable	$41,628	$54,313	$54,489
Additions to real estate assets accrued but not yet paid	5,490	24,881	26,345
Transfer of real estate assets in settlement of mortgage debt obligations: (1)
Decrease in real estate assets	(149,722)	—	—
Decrease in mortgage and other indebtedness	181,992	—	—
Decrease in operating assets and liabilities	10,744	—	—
Decrease in intangible lease and other assets	(3,216)
Discount on issuance of 5.95% Senior Notes due 2026 (2)	3,938	5,740	—
Consolidation of joint venture: (3)
Decrease in investment in unconsolidated affiliates	(2,818)	—	—
Increase in real estate assets	7,463	—	—
Increase in intangible lease and other assets	120	—	—
Decrease in mortgage notes receivable	(4,118)	—	—
Decrease in operating assets and liabilities	(647)	—	—
Deconsolidation upon formation or assignment of interests in joint ventures: (4)
Decrease in real estate assets	(9,363)	(14,025)	—
Decrease in mortgage and other indebtedness	2,466	—	—
Increase in investment in unconsolidated affiliates	232	14,030	—
Increase (decrease) in operating assets and liabilities	1,286	(5)	—
Decrease in noncontrolling interest and joint venture interest	2,232	—	—
Capital contribution of note receivable to joint venture	—	5,280	—
Capital contribution from noncontrolling interest to joint venture	—	155	—
Write-off of notes receivable	—	1,846	—
Mortgage debt assumed by buyer of real estate assets	—	38,150	14,570

(1)	See Note 4 and Note 6 for more information.

(2)	See Note 6 for more information.

(3)	See Note 4 and Note 5 for more information.

(4)	See Note 5 and Note 15 for more information.
NOTE 13. RELATED PARTY TRANSACTIONS
Certain executive officers of the Company and members of the immediate family of Charles B. Lebovitz, Chairman of the Board of the Company, collectively had a significant noncontrolling interest in EMJ Corporation ("EMJ"), a construction company that the Company engaged to build substantially all of the Company’s development Properties. The Company paid approximately $26,993 to EMJ in 2015 for construction and development activities. This noncontrolling interest was sold in 2015.
The Management Company provides management, development and leasing services to the Company’s unconsolidated affiliates and other affiliated partnerships. Revenues recognized for these services amounted to $7,598, $9,144 and $7,748 in 2017, 2016 and 2015, respectively.

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
Guarantees
The Operating Partnership may guarantee the debt of a joint venture primarily because it allows the joint venture to obtain funding at a lower cost than could be obtained otherwise. This results in a higher return for the joint venture on its investment, and a higher return on the Operating Partnership's investment in the joint venture. The Operating Partnership may receive a fee from the joint venture for providing the guaranty. Additionally, when the Operating Partnership issues a guaranty, the terms of the joint venture agreement typically provide that the Operating Partnership may receive indemnification from the joint venture or have the ability to increase its ownership interest. The guarantees expire upon repayment of the debt, unless noted otherwise.
The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying consolidated balance sheets as of December 31, 2017 and 2016:

	As of December 31, 2017							Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership		Maximum Guaranteed Amount	Debt Maturity Date (1)		12/31/2017	12/31/2016
West Melbourne I, LLC - Phase I (2)	50%	$42,247	20%		$8,449	Feb-2018	(3)	$86	$86
West Melbourne I, LLC - Phase II (2)	50%	16,317	20%		3,263	Feb-2018	(3)	33	33
Port Orange I, LLC	50%	57,088	20%		11,418	Feb-2018	(3)	116	116
Ambassador Infrastructure, LLC	65%	11,035	100%	(4)	11,035	Aug-2020		177	177
Shoppes at Eagle Point, LLC	50%	5,977	100%	(5)	36,400	Oct-2020	(6)	364	—
EastGate Storage, LLC	50%	—	100%	(7)	6,500	Dec-2022		65	—
			Total guaranty liability					$841	$412

(1)	Excludes any extension options.

(2)	The loan is secured by Hammock Landing - Phase I and Hammock Landing - Phase II, respectively.

(3)	The loan was extended subsequent to December 31, 2017. See Note 19 for more information.

(4)	In 2017, the loan was amended and modified to extend the maturity date as well as the terms of the guaranty. See Note 5 for more information.

(5)	The Company received a 1% fee for this guaranty when the loan was issued in October 2017. The guaranty will be reduced to 35% once construction is complete.

(6)	The loan has one two-year extension option, at the joint venture's election, for an outside maturity date of October 2022.

(7)	Once construction is complete, the guaranty will be reduced to 50%. The guaranty will be further reduced to 25% once certain debt and operational metrics are met.
The Company has guaranteed the lease performance of York Town Center, LP ("YTC"), an unconsolidated affiliate in which it owns a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $13,200 as of December 31, 2017.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not record an obligation for this guaranty because it determined that the fair value of the guaranty was not material as of December 31, 2017 and 2016.
Performance Bonds
The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $16,998 and $21,446 at December 31, 2017 and 2016, respectively.
Ground Leases
The Company is the lessee of land at certain of its Properties under long-term operating leases, which include scheduled increases in minimum rents.  The Company recognizes these scheduled rent increases on a straight-line basis over the initial lease terms.  Most leases have initial terms of at least 20 years and contain one or more renewal options, generally for a minimum of five or ten year periods.  Lease expense recognized in the consolidated statements of operations for 2017, 2016 and 2015 was $980, $1,301 and $1,215, respectively.
The future obligations under these operating leases at December 31, 2017, are as follows:

2018	$622
2019	629
2020	635
2021	639
2022	467
Thereafter	12,121
$15,113

NOTE 15. FAIR VALUE MEASUREMENTS
The Company has categorized its financial assets and financial liabilities that are recorded at fair value into a hierarchy in accordance with ASC 820, Fair Value Measurements and Disclosure, ("ASC 820") based on whether the inputs to valuation techniques are observable or unobservable.  The fair value hierarchy contains three levels of inputs that may be used to measure fair value as follows:

Level 1 -	Inputs represent quoted prices in active markets for identical assets and liabilities as of the measurement date.

Level 2 -
Inputs, other than those included in Level 1, represent observable measurements for similar instruments in active markets, or identical or similar instruments in markets that are not active, and observable measurements or market data for instruments with substantially the full term of the asset or liability.

Level 3 -	Inputs represent unobservable measurements, supported by little, if any, market activity, and require considerable assumptions that are significant to the fair value of the asset or liability. Market

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
Fair Value Measurements on a Recurring Basis
The Company sold all of its marketable securities, which consisted of corporate equity securities that were classified as available-for-sale, during 2015 and realized a gain of $16,560 for the difference between the net proceeds of $20,755 less the adjusted cost of $4,195.  During the year ended December 31, 2015, the Company did not recognize any write-downs for other-than-temporary impairments related to these securities.
The Company used interest rate swaps to mitigate the effect of interest rate movements on its variable-rate debt.  The Company had four interest rate swaps, which matured on April 1, 2016, that qualified as hedging instruments and were designated as cash flow hedges.  The swaps predominantly met the effectiveness test criteria since inception and changes in their fair values were, thus, primarily reported in OCI/L and reclassified into earnings in the same period or periods during which the hedged item affected earnings. See Note 2 and Note 6 for additional information regarding the Company’s former interest rate hedging instruments.
The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments. Based on the interest rates for similar financial instruments, the carrying value of mortgage and other notes receivable is a reasonable estimate of fair value. The estimated fair value of mortgage and other indebtedness was $4,199,357 and $4,737,077 at December 31, 2017 and 2016, respectively. The fair value was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently.
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
The following table sets forth information regarding the Company’s assets that are measured at fair value on a nonrecurring basis and related impairment charges for the years ended December 31, 2017 and 2016:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
2017:
Long-lived assets	$81,350	$—	$—	$81,350	$71,401

2016:
Long-lived assets	$46,200	$—	$—	$46,200	$116,822

Long-lived Assets Measured at Fair Value in 2017
During the year ended December 31, 2017, the Company recognized impairments of real estate of $71,401 primarily related to two malls, a parcel project near an outlet center and one outparcel. The Properties were classified for segment reporting purposes as listed below (see section below for information on outparcels). See Note 11 for segment information.

Impairment Date	Property	Location	Segment Classification	Loss on Impairment	Fair Value
March	Vacant land (1)	Woodstock, GA	Malls	$3,147	$—	(2)
June	Acadiana Mall (3)	Lafayette, LA	Malls	43,007	67,300
June / September	Prior period sales adjustments (4)	Various	Malls/ All Other	606	—	(2)
September	Hickory Point Mall (5)	Forsyth, IL	Malls	24,525	14,050
				$71,285	$81,350

(1)
The Company wrote down the book value of its interest in a consolidated joint venture that owned land adjacent to one of its outlet malls upon the divestiture of its interests to a fair value of $1,000. In conjunction with the divestiture and assignment of the Company's interests in this consolidated joint venture, the Company was relieved of its debt obligation by the joint venture partner. See Note 6 for more information.

(2)	The long-lived asset was not included in the Company's consolidated balance sheets at December 31, 2017 as the Company no longer had an interest in the property.

(3)
Acadiana Mall - In accordance with the Company's quarterly impairment review process, the Company wrote down the book value of the mall to its estimated fair value of $67,300. Management determined the fair value of Acadiana Mall using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of ten years, with a sale at the end of the holding period, a capitalization rate of 15.5% and a discount rate of 15.75%. The mall has experienced declining tenant sales and cash flows as a result of the downturn of the economy in its market area and an anchor announced in the second quarter 2017 that it will close its store later in 2017. The loan secured by Acadiana Mall matured in April 2017 and is in default. See Note 6 for more information. The revenues of Acadiana Mall accounted for approximately 1.9% of total consolidated revenues for the year ended December 31, 2017.

(4)	Relates to true-ups of estimated expenses to actual expenses for properties sold in prior periods.

(5)
Hickory Point Mall - In accordance with the Company's quarterly impairment review process, the Company wrote down the book value of the mall to its estimated fair value of $14,050. Management determined the fair value of Hickory Point Mall using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of ten years, with a sale at the end of the holding period, a capitalization rate of 18.0% and a discount rate of 19.0%. The mall has experienced decreased occupancy and cash flows as a result of the downturn of the economy in its market area. The Company is in preliminary discussions with the lender to modify the loan secured by the mall due to the additional deterioration in its operating metrics. The revenues of Hickory Point Mall accounted for approximately 0.5% of total consolidated revenues for the year ended December 31, 2017.

Other Impairment Loss in 2017
During the year ended December 31, 2017, the Company recorded an impairment of $116 related to the sale of one outparcel. Outparcels are classified for segment reporting purposes in the All Other category. See Note 11 for segment information.
Long-lived Assets Measured at Fair Value in 2016:
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

Impairment Date	Property	Location	Segment Classification	Loss on Impairment	Fair Value
March	Bonita Lakes Mall & Crossing (1)	Meridian, MS	Malls/ All Other	$5,323	$—	(2)
March	Midland Mall (3)	Midland, MI	Malls	4,681	29,200
March	River Ridge Mall (4)	Lynchburg, VA	Malls	9,594	—	(2)
June	The Lakes Mall & Fashion Square (5)	Muskegon, MI & Saginaw, MI	Malls	32,096	—	(2)
June	Wausau Center (6)	Wausau, WI	Malls	10,738	11,000
September	Randolph Mall, Regency Mall & Walnut Square (7)	Asheboro, NC; Racine, WI & Dalton, GA	Malls	43,144	—	(2)
September	One Oyster Point & Two Oyster Point (8)	Newport News, VA	All Other	3,844	6,000
September	Oak Branch Business Center (9)	Greensboro, NC	All Other	100	—	(2)
September	Cobblestone Village at Palm Coast (10)	Palm Coast, FL	All Other	6,448	—	(2)
				$115,968	$46,200

(1)
Bonita Lakes Mall & Crossing - The Company adjusted the book value of Bonita Lakes Mall and Bonita Lakes Crossing ("Bonita Lakes") to its estimated fair value of $27,440, which represented the contractual sales price of $27,910 with a third party buyer, adjusted to reflect estimated disposition costs. The revenues of Bonita Lakes accounted for approximately 0.7% of total consolidated revenues for the trailing twelve months ended March 31, 2016. See Note 4 for further information on the sale that closed in the second quarter of 2016.

(2)	The long-lived asset was not included in the Company's consolidated balance sheets at December 31, 2016 as the Company no longer had an interest in the property.

(3)
Midland Mall - The Company wrote down the mall to its estimated fair value. The fair value analysis used a discounted cash flow methodology with assumptions including a ten-year holding period with a sale at the end of the holding period, a capitalization rate of 9.75%, a discount rate of 11.5% and estimated selling costs of 2.0%. The Company notified the lender that it would not pay off the loan that was scheduled to mature in August 2016 and the mall went into receivership in September 2016. The revenues of Midland Mall accounted for approximately 0.6% of total consolidated revenues for the year ended December 31, 2016. The mall was returned to the lender during the first quarter of 2017 as the foreclosure process was complete. See Note 4 and Note 6 for further information.

(4)
River Ridge Mall - The Company sold a 75% interest in its wholly owned investment in River Ridge Mall to a newly formed joint venture in March 2016 and recognized a loss on impairment of $9,510 in the first quarter of 2016 when it adjusted the book value of the mall to its estimated net sales price based upon a contract with a third party buyer, adjusted to reflect estimated disposition costs. The impairment loss included a $2,100 reserve for a roof and electrical work that the Company subsequently funded. An additional loss on impairment of $84 was recognized in the fourth quarter of 2016 to reflect actual closing costs. The revenues of River Ridge Mall accounted for approximately 0.6% of total consolidated revenues for the trailing twelve months ended March 31, 2016. The Company's investment in River Ridge was included in investments in unconsolidated affiliates on the Company's consolidated balance sheets until the sale of its interests to its partner in the third quarter of 2017. See Note 5 for further information.

(5)
The Lakes Mall & Fashion Square - The Company adjusted the book value of the malls to their estimated fair value of $65,447 based upon the sales price of $66,500 in the signed contract with a third party buyer, adjusted to reflect estimated disposition costs. The revenues of The Lakes Mall and Fashion Square accounted for approximately 1.6% of total consolidated revenues for the trailing twelve months ended June 30, 2016. These Properties were sold in July 2016. See Note 4 for additional information.

(6)
Wausau Center - In accordance with the Company's quarterly impairment review process, the Company recorded impairment to write down the depreciated book value of the mall to its estimated fair value. After evaluating redevelopment options, the Company determined that an appropriate risk-adjusted return was not achievable and reduced its holding period. The mall was encumbered by a non-recourse loan with a balance of $17,689 as of December 31, 2016 and had experienced declining sales and the loss of two anchor stores. With the assistance of a third-party appraiser, management determined the fair value of Wausau Center using a discounted cash flow methodology. The discounted cash flow used assumptions including a ten-year holding period with a sale at the end of the holding period, a capitalization rate of 13.25%, a discount rate of 13.0% and estimated selling costs of 4.0%. As these assumptions are subject to economic and market uncertainties, they are difficult to predict and are subject to future events that may alter the assumptions used or management's estimates of future possible outcomes. The revenues of Wausau Center accounted for approximately 0.3% of total consolidated revenues for the year ended December 31, 2016. The Company notified the lender that it would not make its scheduled July 1, 2016 debt payment and the foreclosure process was completed and the mall was subsequently returned to the lender during the third quarter of 2017. See Note 4 and Note 6 for more information.

(7)
Randolph Mall, Regency Mall & Walnut Square - The Company wrote down the book values of the three malls to their estimated fair value of $31,318 and recorded a loss on impairment of $43,294 in the third quarter of 2016 based upon a sales price of $32,250 in a signed contract with a third party buyer, adjusted to reflect estimated disposition costs. The Company reduced the loss on impairment in the fourth quarter of 2016 by $150 to reflect actual closing costs. The revenues of the malls accounted for approximately 1.5% of total consolidated revenues for the trailing twelve months ended September 30, 2016. The malls were sold in December 2016.

(8)
One & Two Oyster Point - In accordance with the Company's quarterly impairment review process, the Company recorded impairment to write down the depreciated book value of two office buildings to their estimated fair value as a result of a change in the expected holding period to a range of one to two years. Other factors used in the discounted cash flow analysis included a capitalization rate of 8.0%, a discount rate of 10.0% and estimated selling costs of 2.0%. The office buildings were classified as held for sale as of December 31, 2016 until their subsequent sale in the first quarter of 2017. The revenues of the office buildings accounted for approximately 0.3% of total consolidated revenues for the year ended December 31, 2016. See Note 4 for more information.

(9)
Oak Branch Business Center - The office building was sold in September 2016. A loss on impairment of $122 was recorded in the third quarter of 2016 to adjust the book value to its estimated value based upon a signed contract with a third party buyer, adjusted to reflect estimated disposition costs. The loss on impairment was reduced by $22 in the fourth quarter of 2016 to reflect actual closing costs. See Note 4 for more information.

(10)
Cobblestone Village at Palm Coast - In accordance with the Company's quarterly impairment review process, the Company recorded a loss on impairment of $6,298 in the third quarter of 2016 based upon a signed contract with a third party buyer, adjusted to reflect estimated disposition costs. Other factors used in the discounted cash flow analysis included a capitalization rate of 9.0%, a discount rate of 10.75% and estimated selling costs of 2.0%. The revenue of the community center accounted for approximately 0.1% of total consolidated revenues for the trailing twelve months ended September 30, 2016. An additional impairment loss of $150 was recognized in the fourth quarter of 2016 for an adjustment to the sales price when the sale closed in December 2016. See Note 4.

Other Impairment Loss in 2016
During the year ended December 31, 2016, the Company recorded impairments of $854 related to the sales of three outparcels. These outparcels were classified for segment reporting purposes in the All Other category. See Note 11 for segment information.
Long-lived Assets Measured at Fair Value in 2015
During the year ended December 31, 2015, the Company wrote down four properties to their estimated fair values. These Properties were Chesterfield Mall, Mayfaire Community Center, Chapel Hill Crossing and Madison Square. Of these four Properties, all but Chesterfield Mall were disposed of as of December 31, 2015 as described below. Chesterfield Mall was subsequently returned to the lender in 2017. For segment reporting purposes, Properties other than Malls are classified in the All Other category. See Note 11 for segment information.

Impairment Date	Property	Location	Segment Classification	Loss on Impairment	Fair Value
April	Madison Square (1)	Huntsville, AL	Mall	$2,620	$—	(2)
December	Chapel Hill Crossing (3)	Akron, OH	All Other	1,914	—	(2)
December	Chesterfield Mall (4)	Chesterfield, MO	Mall	99,969	125,000
December	Mayfaire Community Center (5)	Wilmington, NC	All Other	397	—	(2)
				$104,900	$125,000

(1)	Madison Square - The Company adjusted the book value of Madison Square to its net sales price of $5,000. See Note 4 for further information on the sale that closed in the second quarter of 2015.

(2)	The long-lived asset was not included in the Company's consolidated balance sheets at December 31, 2015 as the Company no longer had an interest in the property.

(3)
Chapel Hill Crossing - The Company wrote down the book value of Chapel Hill Crossing to its net sales price of $2,300 and recognized a non-cash impairment of real estate. See Note 4 for additional information on the sale that closed in the fourth quarter of 2015.

(4)
Chesterfield Mall - In accordance with the Company's quarterly impairment review process, the Company recorded impairment of real estate to write-down the depreciated book value of the mall to its estimated fair value. The mall had experienced declining cash flows as competition from several new outlet shopping centers in the area impacted its sales. The fair value analysis used assumptions including an 11-year holding period with a sale at the end of the holding period, a capitalization rate of 8.25% and a discount rate of 8.25%. The revenues of the mall accounted for approximately 1.5% of total consolidated revenues for the year ended December 31, 2015. Foreclosure of the mall was completed in the second quarter of 2017. See Note 4 and Note 6 for more information.

(5)
Mayfaire Community Center - The Company wrote down the book value of Mayfaire Community Center to its net sales price of $56,300 and recognized a non-cash impairment of real estate. See Note 4 for additional information on the sale that closed in the fourth quarter of 2015.

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

NOTE 16. SHARE-BASED COMPENSATION
As of December 31, 2017, there was one share-based compensation plan under which the Company has outstanding awards, the CBL & Associates Properties, Inc. 2012 Stock Incentive Plan ("the 2012 Plan"), which was approved by the Company's shareholders in May 2012. The 2012 Plan permits the Company to issue stock options and common stock to selected officers, employees and non-employee directors of the Company up to a total of 10,400,000 shares. As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expense associated with the Company's share-based compensation plan.  The Compensation Committee of the Board of Directors (the “Committee”) administers the 2012 Plan.
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
Restricted Stock Awards
Under the 2012 Plan, common stock may be awarded either alone, in addition to, or in tandem with other granted stock awards. The Committee has the authority to determine eligible persons to whom common stock will be awarded, the number of shares to be awarded and the duration of the vesting period, as defined. Generally, an award of common stock vests either immediately at grant or in equal installments over a period of five years. Stock awarded to independent directors is fully vested upon grant; however, the independent directors may not transfer such shares during their board term.  The Committee may also provide for the issuance of common stock under the 2012 Plan on a deferred basis pursuant to deferred compensation arrangements. The fair value of common stock awarded under the 2012 Plan is determined based on the market price of CBL’s common stock on the grant date and the related compensation expense is recognized over the vesting period on a straight-line basis.
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
The share-based compensation cost related to the restricted stock awards was $3,907, $4,681 and $4,287 for 2017, 2016 and 2015, respectively. Share-based compensation cost resulting from share-based awards is recorded at the Management Company, which is a taxable entity. Share-based compensation cost capitalized as part of real estate assets was $405, $351 and $274 in 2017, 2016 and 2015, respectively.
A summary of the status of the Company’s nonvested restricted stock awards as of December 31, 2017, and changes during the year ended December 31, 2017, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2017	602,162	$15.41
Granted	326,739	$10.75
Vested	(276,467)	$15.07
Forfeited	(10,075)	$12.97
Nonvested at December 31, 2017	642,359	$13.23
The weighted-average grant-date fair value of shares granted during 2017, 2016 and 2015 was $10.75, $10.02 and $20.30, respectively. The total fair value of shares vested during 2017, 2016 and 2015 was $2,791, $2,605 and $4,298, respectively.
As of December 31, 2017, there was $5,914 of total unrecognized compensation cost related to nonvested stock awards granted under the 2012 Plan, which is expected to be recognized over a weighted-average period of 2.6 years.

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
Performance Stock Units
The Company granted the following PSUs in the first quarter of the respective years. A summary of PSU activity as of December 31, 2017, and changes during the year ended December 31, 2017, is presented below:

	PSUs	Weighted-Average Grant Date Fair Value
2015 PSUs granted	138,680	$15.52
2016 PSUs granted	282,995	$4.98
Outstanding at January 1 , 2017	421,675	$8.45
2017 PSUs granted	277,376	$6.86
2015 PSUs canceled (1)	(138,680)	$15.52
Outstanding at December 31, 2017 (2)	560,371	$5.91

(1)	Based on the Company's TSR relative to the NAREIT Retail Index for the three-year performance period ended December 31, 2017, none of the 2015 PSU were earned as of December 31, 2017.

(2)	None of the PSUs outstanding at December 31, 2017 were vested.
Shares earned pursuant to the PSU awards vest 60% at the conclusion of the performance period while the remaining 40% of the PSU award vests 20% on each of the first two anniversaries thereafter.
Compensation cost is recognized on a tranche-by-tranche basis using the accelerated attribution method. The resulting expense is recorded regardless of whether any PSU awards are earned as long as the required service period is met. Share-based compensation expense related to the PSUs was $1,501, $1,033 and $624 in 2017, 2016 and 2015, respectively. Unrecognized compensation costs related to the PSUs was $2,162 as of December 31, 2017, which is expected to be recognized over a weighted-average period of 3.5 years.

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

NOTE 17. EMPLOYEE BENEFIT PLANS
401(k) Plan
The Management Company maintains a 401(k) profit sharing plan, which is qualified under Section 401(a) and Section 401(k) of the Code to cover employees of the Management Company. All employees who have attained the age of 21 and have completed at least 60 days of service are eligible to participate in the plan. The plan provides for employer matching contributions on behalf of each participant equal to 50% of the portion of such participant’s contribution that does not exceed 2.5% of such participant’s annual gross salary for the plan year. Additionally, the Management Company has the discretion to make additional profit-sharing-type contributions not related to participant elective contributions. Total contributions by the Management Company were $1,034, $987 and $997 in 2017, 2016 and 2015, respectively.
Employee Stock Purchase Plan
The Company maintains an employee stock purchase plan that allows eligible employees to acquire shares of the Company’s common stock in the open market without incurring brokerage or transaction fees. Under the plan, eligible employees make payroll deductions that are used to purchase shares of CBL’s common stock. The shares are purchased at the prevailing market price of the stock at the time of purchase.
Deferred Compensation Arrangements
The Company had entered into an agreement with an officer that allowed the officer to defer receipt of selected salary increases and/or bonus compensation for periods ranging from five to ten years. The deferred compensation arrangement provided that bonus compensation was deferred in the form of a note payable to the officer. Interest accumulated on these notes at 5.0%. At December 31, 2016, the Company had notes payable, including accrued interest of $122 related to this arrangement. This agreement was terminated in June 2017 and the amount due to the officer related to this arrangement was included in the officer's severance agreement.

NOTE 18. QUARTERLY INFORMATION (UNAUDITED)

Year Ended December 31, 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
Total revenues	$238,013	$229,233	$224,650	$235,356	$927,252
Income from operations (2)	77,099	22,306	50,161	82,996	232,562
Net income (3)	38,518	70,627	9,299	40,538	158,982
Net income attributable to the Company	34,115	41,396	8,965	36,464	120,940
Net income (loss) attributable to common shareholders	22,892	30,173	(2,258)	25,241	76,048
Basic per share data attributable to common shareholders:
Net income (loss) attributable to common shareholders	$0.13	$0.18	$(0.01)	$0.15	$0.44
Diluted per share data attributable to common shareholders:
Net income (loss) attributable to common shareholders	$0.13	$0.18	$(0.01)	$0.15	$0.44

(1)	The sum of quarterly EPS differs from annual EPS due to rounding.

(2)
Income from operations for the quarters ended June 30, 2017 and September 30, 2017 includes losses on impairment of real estate assets of $43,007 and $24,525 related to the impairments of Acadiana Mall and Hickory Point Mall, respectively (see Note 15).

(3)	Net Income for the quarter ended June 30, 2017 includes the following items:

–	a gain of $75,434 (of which the Company's share was approximately $48,800) related to the sale of The Outlet Shoppes at Oklahoma City, a 75/25 joint venture (see Note 4 ).

–
a gain on extinguishment of debt of $20,420, which primarily represents the gain related to the foreclosure of Chesterfield Mall, which was partially offset by a prepayment fee for the early retirement of debt on The Outlet Shoppes at Oklahoma City (see Note 6).

–	a $5,843 loss on investment related to the disposition of River Ridge Mall (see Note 5).
Net income for the quarter ended September 30, 2017 includes a $6,851 gain on extinguishment of debt attributable to the foreclosure of Wausau Center (see Note 6).

Year Ended December 31, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$263,078	$254,965	$251,721	$258,493	$1,028,257
Income from operations (1)	63,830	52,056	36,727	101,015	253,628
Net income (2)	41,892	73,097	670	79,872	195,531
Net income attributable to the Company	40,074	62,919	1,059	68,830	172,882
Net income (loss) attributable to common shareholders	28,851	51,696	(10,164)	57,607	127,990
Basic per share data attributable to common shareholders:
Net income (loss) attributable to common shareholders	$0.17	$0.30	$(0.06)	$0.34	$0.75
Diluted per share data attributable to common shareholders:
Net income (loss) attributable to common shareholders	$0.17	$0.30	$(0.06)	$0.34	$0.75

(1)
Income from operations for the quarters ended March 31, 2016; June 30, 2016; and September 30, 2016 includes losses on impairment of real estate assets of $19,685; $43,493; and $53,558 respectively, primarily related to properties which were sold during 2016 (see Note 4 and Note 15).

(2)
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

NOTE 19. SUBSEQUENT EVENTS
In January 2018, the Company retired an operating Property loan with a principal balance $37,295 as of December 31, 2017, with borrowings from its unsecured credit facilities. The loan was secured by Kirkwood Mall in Bismarck, ND and was scheduled to mature in April 2018.
As described in Note 6, the Company's credit ratings for its unsecured credit facilities and two unsecured term loans are based upon the credit ratings for the Operating Partnership's unsecured long-term indebtedness. In February 2018, Moody's downgraded this rating from Baa3 to Ba1 with a negative outlook. This downgrade did not change the Company's current interest rates.
In February 2018, the loans secured by the following unconsolidated Properties, Hammock Landing - Phase I and Phase II and The Pavilion at Port Orange, were amended to extend the maturity date to April 2018. The loans had an aggregate principal balance of $115,652 at December 31, 2017 and had an original maturity date of February 2018.

Schedule II

CBL & ASSOCIATES PROPERTIES, INC.
CBL & ASSOCIATES LIMITED PARTNERSHIP
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Tenant receivables - allowance for doubtful accounts:
Balance, beginning of year	$1,910	$1,923	$2,368
Additions in allowance charged to expense	3,782	4,058	2,254
Bad debts charged against allowance	(3,681)	(4,071)	(2,699)
Balance, end of year	$2,011	$1,910	$1,923

	Year Ended December 31,
	2017	2016	2015
Other receivables - allowance for doubtful accounts:
Balance, beginning of year	$838	$1,276	$1,285
Additions in allowance charged to expense	—	—	277
Bad debts charged against allowance	—	(438)	(286)
Balance, end of year	$838	$838	$1,276

Schedule III
CBL & ASSOCIATES PROPERTIES, INC.
CBL & ASSOCIATES LIMITED PARTNERSHIP
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2017
(In thousands)

		Initial Cost (1)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
MALLS:
Acadiana Mall, Lafayette, LA	$122,435	$22,511	$145,769	$(101,239)	$—	$5,722	$61,319	$67,041	$(1,763)	2005
Alamance Crossing, Burlington, NC	46,337	20,853	63,105	39,634	(2,803)	18,051	102,738	120,789	(33,958)	2007
Arbor Place, Atlanta (Douglasville), GA	111,448	7,862	95,330	28,164	—	7,862	123,494	131,356	(65,818)	1998-1999
Asheville Mall, Asheville, NC	68,008	7,139	58,747	65,419	(805)	6,334	124,166	130,500	(54,990)	1998
Brookfield Square, Brookfield, WI	—	8,996	84,250	77,878	(18)	25,392	145,714	171,106	(70,871)	2001
Burnsville Center, Burnsville, MN	69,615	12,804	71,355	59,357	(1,157)	16,102	126,257	142,359	(61,024)	1998
Cary Towne Center, Cary, NC	46,716	23,688	74,432	31,752	—	25,901	103,971	129,872	(44,007)	2001
CherryVale Mall, Rockford, IL	—	11,892	63,973	58,028	(1,667)	11,608	120,618	132,226	(51,651)	2001
Cross Creek Mall, Fayetteville, NC	119,545	19,155	104,353	49,457	—	31,539	141,426	172,965	(54,965)	2003
Dakota Square Mall, Minot, ND	—	4,552	87,625	25,872	—	4,552	113,497	118,049	(20,032)	2012
East Towne Mall, Madison, WI	—	4,496	63,867	62,471	(715)	3,781	126,338	130,119	(49,240)	2001
EastGate Mall, Cincinnati, OH	35,635	13,046	44,949	33,616	(1,017)	16,827	73,767	90,594	(29,692)	2003
Eastland Mall, Bloomington, IL	—	5,746	75,893	7,864	(753)	6,002	82,748	88,750	(32,671)	2005
Fayette Mall, Lexington, KY	157,387	25,205	84,256	105,684	—	25,205	189,940	215,145	(61,756)	2001
Frontier Mall, Cheyenne, WY	—	2,681	15,858	20,973	(80)	2,601	36,831	39,432	(24,019)	1981
Greenbrier Mall, Chesapeake, VA	70,801	3,181	107,355	17,147	(626)	2,555	124,502	127,057	(44,067)	2004
Hamilton Place, Chattanooga, TN	104,317	3,532	42,623	61,473	(441)	8,484	98,703	107,187	(55,322)	1986-1987
Hanes Mall, Winston-Salem, NC	—	17,176	133,376	56,679	(948)	18,629	187,654	206,283	(79,178)	2001
Harford Mall, Bel Air, MD	—	8,699	45,704	22,887	—	8,699	68,591	77,290	(28,104)	2003
Hickory Point Mall, Forsyth, IL	27,446	10,731	31,728	(24,207)	(293)	4,336	13,623	17,959	(842)	2005
Honey Creek Mall, Terre Haute, IN	25,417	3,108	83,358	19,563	—	3,108	102,921	106,029	(38,411)	2004
Imperial Valley Mall, El Centro, CA	—	35,378	70,549	3,922	—	35,378	74,471	109,849	(12,716)	2012
Janesville Mall, Janesville, WI	—	8,074	26,009	22,531	—	8,074	48,540	56,614	(20,792)	1998
Jefferson Mall, Louisville, KY	64,747	13,125	40,234	40,046	(521)	17,850	75,034	92,884	(31,580)	2001
Kirkwood Mall, Bismarck, ND	37,295	3,368	118,945	24,238	—	3,368	143,183	146,551	(21,210)	2012
Laurel Park Place, Livonia, MI	—	13,289	92,579	20,671	—	13,289	113,250	126,539	(47,331)	2005
Layton Hills Mall, Layton, UT	—	20,464	99,836	(4,734)	(340)	13,885	101,341	115,226	(34,063)	2006
Mall del Norte, Laredo, TX	—	21,734	142,049	51,295	—	21,734	193,344	215,078	(83,039)	2004

Schedule III
CBL & ASSOCIATES PROPERTIES, INC.
CBL & ASSOCIATES LIMITED PARTNERSHIP
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2017
(In thousands)

		Initial Cost (1)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
Mayfaire Town Center, Wilmington, NC	—	26,333	101,087	15,712	—	26,333	116,799	143,132	(8,592)	2015
Meridian Mall, Lansing, MI	—	529	103,678	80,804	—	2,232	182,779	185,011	(88,679)	1998
Mid Rivers Mall, St. Peters, MO	—	16,384	170,582	16,465	(2,050)	14,334	187,047	201,381	(60,034)	2007
Monroeville Mall, Pittsburgh, PA	—	22,911	177,214	79,105	—	25,432	253,798	279,230	(87,876)	2004
Northgate Mall, Chattanooga, TN	—	2,330	8,960	26,245	(123)	3,274	34,138	37,412	(9,922)	2011
Northpark Mall, Joplin, MO	—	9,977	65,481	48,398	—	10,962	112,894	123,856	(45,028)	2004
Northwoods Mall, North Charleston, SC	66,544	14,867	49,647	24,754	(2,339)	12,528	74,401	86,929	(31,154)	2001
Old Hickory Mall, Jackson, TN	—	15,527	29,413	8,845	—	15,531	38,254	53,785	(16,976)	2001
The Outlet Shoppes at Atlanta, Woodstock, GA	79,407	8,598	100,613	(37,409)	(740)	7,858	63,204	71,062	(16,251)	2013
The Outlet Shoppes at El Paso, El Paso, TX	6,613	7,345	98,602	10,852	—	7,569	109,230	116,799	(20,419)	2012
The Outlet Shoppes at Gettysburg, Gettysburg, PA	38,354	20,779	22,180	1,863	—	20,778	24,044	44,822	(5,477)	2012
The Outlet Shoppes at Laredo, Laredo, TX	80,145	11,000	97,711	—	—	11,000	97,711	108,711	(3,285)	2017
The Outlet Shoppes of the Bluegrass, Simpsonville, KY	82,990	3,193	72,962	3,846	—	3,193	76,808	80,001	(13,970)	2014
Park Plaza Mall, Little Rock, AR	84,084	6,297	81,638	44,837	—	6,304	126,468	132,772	(51,198)	2004
Parkdale Mall, Beaumont, TX	81,108	23,850	47,390	63,881	(307)	25,333	109,481	134,814	(45,229)	2001
Parkway Place, Huntsville, AL	35,608	6,364	67,067	6,903	—	6,364	73,970	80,334	(18,384)	2010
Pearland Town Center, Pearland, TX	—	16,300	108,615	20,375	(857)	15,443	128,990	144,433	(42,952)	2008
Post Oak Mall, College Station, TX	—	3,936	48,948	16,680	(327)	3,609	65,628	69,237	(36,072)	1982
Richland Mall, Waco, TX	—	9,874	34,793	20,716	(1,225)	8,662	55,496	64,158	(23,072)	2002
South County Center, St. Louis, MO	—	15,754	159,249	15,830	—	15,754	175,079	190,833	(52,942)	2007
Southaven Towne Center, Southaven, MS	—	8,255	29,380	7,434	—	8,896	36,173	45,069	(13,336)	2005
Southpark Mall, Colonial Heights, VA	61,036	9,501	73,262	38,039	—	11,282	109,520	120,802	(43,696)	2003
St. Clair Square, Fairview Heights, IL	—	11,027	75,620	35,962	—	11,027	111,582	122,609	(55,751)	1996
Stroud Mall, Stroudsburg, PA	—	14,711	23,936	23,007	—	14,711	46,943	61,654	(19,792)	1998
Sunrise Mall, Brownsville, TX	—	11,156	59,047	16,752	—	11,156	75,799	86,955	(26,322)	2003
Turtle Creek Mall, Hattiesburg, MS	—	2,345	26,418	20,509	—	3,535	45,737	49,272	(25,218)	1993-1994
Valley View Mall, Roanoke, VA	55,107	15,985	77,771	23,706	—	15,999	101,463	117,462	(38,647)	2003
Volusia Mall, Daytona Beach, FL	43,722	2,526	120,242	31,492	—	8,945	145,315	154,260	(50,781)	2004
West Towne Mall, Madison, WI	—	9,545	83,084	50,229	—	9,545	133,313	142,858	(54,298)	2001
WestGate Mall, Spartanburg, SC	34,991	2,149	23,257	51,917	(432)	1,742	75,149	76,891	(40,075)	1995

Schedule III
CBL & ASSOCIATES PROPERTIES, INC.
CBL & ASSOCIATES LIMITED PARTNERSHIP
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2017
(In thousands)

		Initial Cost (1)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
Westmoreland Mall, Greensburg, PA	—	4,621	84,215	28,744	(397)	4,224	112,959	117,183	(44,138)	2002
York Galleria, York, PA	—	5,757	63,316	18,065	—	5,757	81,381	87,138	(35,236)	1999

Other Property Types
840 Greenbrier Circle, Chesapeake, VA	—	2,096	3,091	379	—	2,096	3,470	5,566	(1,357)	2007
850 Greenbrier Circle, Chesapeake, VA	—	3,154	6,881	(289)	—	3,154	6,592	9,746	(1,985)	2007
Annex at Monroeville, Pittsburgh, PA	—	—	29,496	321	—	—	29,817	29,817	(9,971)	2004
CBL Center, Chattanooga, TN	18,522	140	24,675	1,982	—	1,864	24,933	26,797	(14,569)	2001
CBL Center II, Chattanooga, TN	—	—	13,648	1,759	—	358	15,049	15,407	(5,134)	2008
CoolSprings Crossing, Nashville, TN	—	2,803	14,985	5,830	—	3,554	20,064	23,618	(13,122)	1991-1993
Courtyard at Hickory Hollow, Nashville, TN	—	3,314	2,771	(1,603)	(231)	1,500	2,751	4,251	(983)	1998
The Forum at Grandview, Madison, MS	—	9,234	17,285	21,323	(684)	8,652	38,506	47,158	(5,862)	2010
Frontier Square, Cheyenne, WY	—	346	684	434	(86)	260	1,118	1,378	(729)	1985
Gulf Coast Town Center, Ft. Myers, FL	—	628	6,835	—	—	628	6,835	7,463	—	2005-2017
Gunbarrel Pointe, Chattanooga, TN	—	4,170	10,874	3,748	—	4,170	14,622	18,792	(6,362)	2000
Hamilton Corner, Chattanooga, TN	—	630	5,532	8,179		734	13,607	14,341	(7,300)	1986-1987
Hamilton Crossing, Chattanooga, TN	9,102	4,014	5,906	7,004	(1,370)	2,644	12,910	15,554	(7,265)	1987
Harford Annex, Bel Air, MD	—	2,854	9,718	1,357	—	2,854	11,075	13,929	(3,986)	2003
The Landing at Arbor Place, Atlanta (Douglasville), GA	—	4,993	14,330	3,512	(2,242)	2,751	17,842	20,593	(9,684)	1998-1999
Layton Hills Convenience Center, Layton, UT	—	—	8	6,270	—	2,794	3,484	6,278	(1,711)	2005
Layton Hills Plaza, Layton, UT	—	—	2	982	—	673	311	984	(241)	2005
Parkdale Crossing, Beaumont, TX	—	2,994	7,408	2,482	(355)	2,639	9,890	12,529	(3,769)	2002
Parkway Plaza, Fort Oglethorpe, GA	—	2,675	13,435	22	—	2,675	13,457	16,132	(1,335)	2015
Pearland Hotel, Pearland, TX	—	—	16,149	2,266	—	—	18,415	18,415	(5,054)	2008
Pearland Office, Pearland, TX	—	—	7,849	2,594	—	—	10,443	10,443	(3,176)	2009
Pearland Residential Mgmt, Pearland, TX	—	—	9,666	9	—	—	9,675	9,675	(2,531)	2008
The Plaza at Fayette, Lexington, KY	—	9,531	27,646	2,308	—	9,531	29,954	39,485	(9,796)	2006
The Promenade, D'Iberville, MS	—	16,278	48,806	25,035	(706)	17,953	71,460	89,413	(18,791)	2009
The Shoppes At Hamilton Place, Chattanooga, TN	—	4,894	11,700	(575)	—	2,811	13,208	16,019	(4,799)	2003
The Shoppes at St. Clair Square, Fairview Heights, IL	—	8,250	23,623	552	(5,044)	3,206	24,175	27,381	(9,883)	2007

Schedule III
CBL & ASSOCIATES PROPERTIES, INC.
CBL & ASSOCIATES LIMITED PARTNERSHIP
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2017
(In thousands)

		Initial Cost (1)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
Statesboro Crossing, Statesboro, GA	10,836	2,855	17,805	2,368	(235)	2,840	19,953	22,793	(5,547)	2008
Sunrise Commons, Brownsville, TX	—	1,013	7,525	2,520	—	1,013	10,045	11,058	(3,790)	2003
The Terrace, Chattanooga, TN	12,709	4,166	9,929	8,475	—	6,536	16,034	22,570	(6,573)	1997
West Towne Crossing, Madison, WI	—	1,151	2,955	7,940	—	2,126	9,920	12,046	(3,346)	1998
WestGate Crossing, Spartanburg, SC	—	1,082	3,422	8,348	—	1,082	11,770	12,852	(5,128)	1997
Westmoreland Crossing, Greensburg, PA	—	2,898	21,167	9,252	—	2,898	30,419	33,317	(11,683)	2002

DISPOSITIONS:
Chesterfield Mall, Chesterfield, MO	—	11,083	282,140	(293,223)	—	—	—	—	—	2007
College Square, Morristown, TN	—	2,954	17,787	(20,653)	(88)	—	—	—	—	1987-1988
Foothills Mall, Maryville, TN	—	5,558	25,244	(30,802)	—	—	—	—	—	1996
Midland Mall, Midland, MI	—	10,321	29,429	(39,750)	—	—	—	—	—	2001
One Oyster Point, Newport News, VA	—	1,822	3,623	(5,445)	—	—	—	—	—	2007
The Outlet Shoppes at Oklahoma City, Oklahoma City, OK	—	7,402	50,268	(57,670)	—	—	—	—	—	2011
Two Oyster Point, Newport News, VA	—	1,543	3,974	(5,517)	—	—	—	—	—	2007
Wausau Center, Wausau, WI	—	5,231	24,705	(24,705)	(5,231)	—	—	—	—	2001

Other	—	2,777	4,002	(1,385)	(324)	3,214	1,856	5,070	(1,719)

Developments in progress consisting of construction and Development Properties	—	—	—	85,346	—	—	85,346	85,346	—
TOTALS	$1,908,027	$837,065	$5,390,463	$1,431,979	$(37,577)	$813,390	$6,808,540	$7,621,930	$(2,465,095)

(1)	Initial cost represents the total cost capitalized including carrying cost at the end of the first fiscal year in which the Property opened or was acquired.

(2)	Encumbrances represent the face amount of the mortgage and other indebtedness balance at December 31, 2017, excluding debt premium or discount, if applicable.

(3)	The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $7.721 billion.

(4)	Depreciation for all Properties is computed over the useful life which is generally 40 years for buildings, 10-20 years for certain improvements and 7-10 years for equipment and fixtures.

Schedule III
CBL & ASSOCIATES PROPERTIES, INC.
CBL & ASSOCIATES LIMITED PARTNERSHIP
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2017
(In thousands)

The changes in real estate assets and accumulated depreciation for the years ending December 31, 2017, 2016, and 2015 are set forth below (in thousands):

	Year Ended December 31,
	2017	2016	2015
REAL ESTATE ASSETS:
Balance at beginning of period	$7,947,647	$8,240,521	$8,187,183
Additions during the period:
Additions and improvements	177,482	263,265	230,990
Acquisitions of real estate assets	78,516	—	182,747
Deductions during the period:
Disposals, deconsolidations and accumulated depreciation on impairments	(506,399)	(435,331)	(249,716)
Transfers from real estate assets	(3,915)	(3,986)	(4,738)
Impairment of real estate assets	(71,401)	(116,822)	(105,945)
Balance at end of period	$7,621,930	$7,947,647	$8,240,521

ACCUMULATED DEPRECIATION:
Balance at beginning of period	$2,427,108	$2,382,568	$2,240,007
Depreciation expense	272,945	272,697	274,544
Accumulated depreciation on real estate assets sold, retired, deconsolidated or impaired	(234,958)	(228,157)	(131,983)
Balance at end of period	$2,465,095	$2,427,108	$2,382,568

								Schedule IV
CBL & ASSOCIATES PROPERTIES, INC. CBL & ASSOCIATES LIMITED PARTNERSHIP MORTGAGE NOTES RECEIVABLE ON REAL ESTATE At December 31, 2017 (In thousands)
Name Of Center/Location	Interest Rate		Final Maturity Date		Monthly Payment Amount (1)	Balloon Payment At Maturity	Prior Liens	Face Amount Of Mortgage	Carrying Amount Of Mortgage (2)	Principal Amount Of Mortgage Subject To Delinquent Principal Or Interest
FIRST MORTGAGES:
Columbia Place Outparcel	5.00%		Feb-2022		$3	$210	None	$360	$302	$—
One Park Place - Chattanooga, TN	5.00%		May-2022		21	—	None	3,200	1,010	—
Village Square - Houghton Lake, MI	4.00%		Mar-2018		10	1,583	None	2,627	1,596	—
Other	4.07% - 9.50%	(3)	Dec-2016 / Jan-2047	(4)	14	2,534		2,597	2,510	1,100
					$48	$4,327		$8,784	$5,418	$1,100

(1)	Equal monthly installments comprised of principal and interest, unless otherwise noted.

(2)	The aggregate carrying value for federal income tax purposes was $5,418 at December 31, 2017.

(3)	Mortgage notes receivable aggregated in Other include a variable-rate note that bears interest at prime plus 2.0%, currently at 6.50%, and a variable-rate note that bears interest at LIBOR plus 2.50%.

(4)
A $1,100 note for The Promenade at D'Iberville with a maturity date of December 2016 is in default at December 31, 2017. See Note 10 to the consolidated financial statements for additional information.

The changes in mortgage notes receivable were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Beginning balance	$5,680	$7,776	$9,323
Additions	1,802	—	—
Payments	(2,064)	(250)	(1,547)
Write-Offs (1)	—	(1,846)	—
Ending balance	$5,418	$5,680	$7,776

(1)	See Note 10 to the consolidated financial statements for more information.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended through May 6, 2016 (a)
3.2	Third Amended and Restated Bylaws of the Company, as amended through February 11, 2016 (b)
4.1	See Amended and Restated Certificate of Incorporation of the Company, as amended, and Third Amended and Restated Bylaws of the Company relating to the Common Stock, Exhibits 3.1 and 3.2 above
4.2	Certificate of Designations, dated June 25, 1998, relating to the 9.0% Series A Cumulative Redeemable Preferred Stock (c)
4.3	Certificate of Designation, dated April 30, 1999, relating to the Series 1999 Junior Participating Preferred Stock (c)
4.4	Terms of Series J Special Common Units of the Operating Partnership, pursuant to Article 4.4 of the Second Amended and Restated Partnership Agreement of the Operating Partnership (c)
4.5	Certificate of Designations, dated June 11, 2002, relating to the 8.75% Series B Cumulative Redeemable Preferred Stock (d)
4.6	Acknowledgment Regarding Issuance of Partnership Interests and Assumption of Partnership Agreement (e)
4.7	Certificate of Designations, dated August 13, 2003, relating to the 7.75% Series C Cumulative Redeemable Preferred Stock (f)
4.8	Certificate of Correction of the Certificate of Designations relating to the 7.75% Series C Cumulative Redeemable Preferred Stock (g)
4.9	Certificate of Designations, dated December 10, 2004, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (g)
4.9.1	Amended and Restated Certificate of Designations, dated February 25, 2010, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (h)
4.9.2	Second Amended and Restated Certificate of Designations, dated October 14, 2010, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (i)
4.10	Certificate of Designations, dated October 1, 2012, relating to the 6.625% Series E Cumulative Redeemable Preferred Stock (j)
4.11	Terms of the Series S Special Common Units of the Operating Partnership, pursuant to the Third Amendment to the Second Amended and Restated Partnership Agreement of the Operating Partnership (k)
4.12	Terms of the Series L Special Common Units of the Operating Partnership, pursuant to the Fourth Amendment to the Second Amended and Restated Partnership Agreement of the Operating Partnership (l)
4.13	Terms of the Series K Special Common Units of the Operating Partnership, pursuant to the First Amendment to the Third Amended and Restated Partnership Agreement of the Operating Partnership (m)
4.14.1	Indenture dated as of November 26, 2013, among CBL & Associates Limited Partnership, CBL & Associates Properties, Inc. and U.S. Bank National Association (n)
4.14.2	First Supplemental Indenture, dated as of November 26, 2013, among CBL & Associates Limited Partnership, CBL & Associates Properties, Inc. and U.S. Bank National Association (n)
4.14.3	Second Supplemental Indenture, dated as of December 13, 2016, among CBL & Associates Limited Partnership, CBL & Associates Properties, Inc. and U.S. Bank National Association (o)
4.14.4	Limited Guarantee, dated as of November 26, 2013, of CBL & Associates Properties, Inc. (n)
4.14.5	Global Note evidencing the 5.250% Senior Notes Due 2023 (n)
4.14.6	Global Note evidencing the 4.60% Senior Notes Due 2024 (p)
4.14.7	Global Note evidencing the 5.950% Senior Notes Due 2026 (o)
4.14.8	Global Note evidencing the additional offering of 5.950% Senior Notes Due 2026 (q)
10.1.1	Fourth Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated November 2, 2010 (r)

Exhibit Number	Description
10.1.2	Certificate of Designation, dated October 1, 2012, relating to the 6.625% Series E Cumulative Preferred Units (s)
10.2.1	CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (t)
10.2.2	Original Form of Stock Restriction Agreement for Restricted Stock Awards under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (u)
10.2.3	Form of Stock Restriction Agreement for Restricted Stock Awards under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan (effective May 2013)† (v)*
10.2.4	Amendment No. 1 to CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (w)
10.2.5	Second Amendment to CBL & Associates Properties, Inc. Second Amended and Restated Stock Incentive Plan† (x)
10.2.6	Form of Performance Stock Unit Award Agreement under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (y)
10.2.7	Form of Named Executive Officer Stock Restriction Agreement under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (y)
10.2.8	CBL & Associates Properties, Inc. Named Executive Officer Annual Incentive Compensation Plan (AIP) (Fiscal Year 2016)† (b)
10.2.9	CBL & Associates Properties, Inc. Named Executive Officer Annual Incentive Compensation Plan (AIP) (Fiscal Year 2017)† (z)
10.2.10	CBL & Associates, Properties, Inc. Named Executive Officer Annual Incentive Compensation Plan (AIP) (Fiscal Year 2018)† (aa)
10.2.11	Revised Form of Performance Stock Unit Award Agreement Under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (aa)
10.2.12	Revised Form of Named Executive Officer Stock Restriction Agreement Under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (aa)
10.3.1	Form of Indemnification Agreements between the Company and the Management Company and their officers and directors, for agreements executed prior to 2013 (bb)
10.3.2	Form of Indemnification Agreements between the Company and the Management Company and their officers and directors, for agreements executed in 2013 and subsequent years (w)
10.4.1	Employment Agreement for Charles B. Lebovitz† (cc)
10.4.2	Employment Agreement for Stephen D. Lebovitz† (cc)
10.4.3	Summary Description of CBL & Associates Properties, Inc. Director Compensation Arrangements† (a)
10.4.4	CBL & Associates Properties, Inc. Tier III Post-65 Retiree Program† (dd)
10.5	Option Agreement relating to Outparcels (cc)
10.6	Share Ownership Agreement by and among the Company and its related parties and the Jacobs entities, dated as of January 31, 2001 (ee)
10.8	Amended and Restated Loan Agreement by and among the Operating Partnership, the Company and First Tennessee Bank National Association, et. al. dated September 29, 2017 (ff)
10.9
Amended and Restated Limited Liability Company Agreement of JG Gulf Coast Town Center LLC by and between JG Gulf Coast Member LLC, an Ohio limited liability company and CBL/Gulf Coast, LLC, a Florida limited liability company, dated April 27, 2005 (l)

10.10.1	Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Oak Park Mall named therein, dated as of October 17, 2005 (m)
10.10.2	First Amendment to Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Oak Park Mall named therein, dated as of November 8, 2005 (m)
10.10.3	Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Eastland Mall named therein, dated as of October 17, 2005 (m)
10.10.4	First Amendment to Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Eastland Mall named therein, dated as of November 8, 2005 (m)
10.10.5	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and the owners of Hickory Point Mall named therein, dated as of October 17, 2005 (m)
10.10.6	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and the owner of Eastland Medical Building, dated as of October 17, 2005 (m)

Exhibit Number	Description
10.10.7
Letter Agreement, dated as of October 17, 2005, between the Company and the other parties to the acquisition agreements listed above for Oak Park Mall, Eastland Mall, Hickory Point Mall and Eastland Medical Building (m)

10.11.1
Master Transaction Agreement by and among REJ Realty LLC, JG Realty Investors Corp., JG Manager LLC, JG North Raleigh L.L.C., JG Triangle Peripheral South LLC, and the Operating Partnership, effective October 24, 2005 (gg)

10.11.2
Amended and Restated Limited Liability Company Agreement of Triangle Town Member, LLC by and among CBL Triangle Town Member, LLC and REJ Realty LLC, JG Realty Investors Corp. and JG Manager LLC, effective as of November 16, 2005 (gg)

10.12.1	Term Loan Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et al., dated July 30, 2013 (hh)
10.12.2	First Amendment to Term Loan Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et. al., dated October 16, 2015 (ii)
10.12.3	Increase and Second Amendment to Term Loan Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et. al., dated July 28, 2017 (jj)
10.13.1	Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and Cantor Fitzgerald & Co. (kk)
10.13.2	Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and J.P. Morgan Securities LLC (kk)
10.13.3	Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and KeyBanc Capital Markets Inc. (kk)
10.13.4	Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and RBC Capital Markets, LLC (kk)
10.13.5	Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and Wells Fargo Securities, LLC (kk)
10.14	Term Loan Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et. al., dated October 16, 2015 (ii)
10.14.1	First Amendment to Term Loan Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et. al., dated July 28, 2017 (jj)
10.15	Fourth Amended and Restated Credit Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et. al, dated October 16, 2015 (ii)
10.15.1	First Amendment to Fourth Amended and Restated Credit Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et. al., dated July 28, 2017 (jj)
10.16	Ninth Amended and Restated Credit Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et. al,, dated October 16, 2015 (ii)
10.16.1	First Amendment to Ninth Amended and Restated Credit Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et. al,, dated July 28, 2017 (jj)
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of CBL & Associates Properties, Inc.
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of CBL & Associates Limited Partnership
12.3	Computation of Ratio of Earnings to Fixed Charges of CBL & Associates Properties, Inc.
12.4	Computation of Ratio of Earnings to Fixed Charges of CBL & Associates Limited Partnership
21	Subsidiaries of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership
23.1	Consent of Deloitte & Touche LLP (for the Company)
23.2	Consent of Deloitte & Touche LLP (for the Operating Partnership)
24	Power of Attorney
31.1
Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Properties, Inc.

Exhibit Number	Description
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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(a)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.**

(b)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 16, 2016.**

(c)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

(d)	Incorporated by reference from the Company's Current Report on Form 8-K, dated June 10, 2002, filed on June 17, 2002.*

(e)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*

(f)	Incorporated by reference from the Company's Registration Statement on Form 8-A, filed on August 21, 2003.*

(g)	Incorporated by reference from the Company's Registration Statement on Form 8-A, filed on December 10, 2004.*

(h)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on March 1, 2010.*

(i)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on October 18, 2010.*

(j)	Incorporated by reference from the Company's Registration Statement on Form 8-A, filed on October 1, 2012.*

(k)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.*

(l)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2005.*

(m)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on November 22, 2005.*

(n)	Incorporated by reference from the Company's Current Report on Form 8-K, dated and filed on November 26, 2013.**

(o)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed December 13, 2016.**

(p)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed October 8, 2014.**

(q)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on September 1, 2017.**

(r)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on November 5, 2010.*

(s)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on October 5, 2012.*

(t)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on May 10, 2012.*

(u)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.*

(v)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on May 17, 2013.*

(w)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.**

(x)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on May 12, 2017.*

(y)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 27, 2015.**

(z)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 13, 2017.**

(aa)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 16, 2018.**

(bb)
Incorporated by reference to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 33-67372), as filed with the Commission on October 5, 1993. Exhibit originally filed in paper format and as such, a hyperlink is not available.*

(cc)
Incorporated by reference to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 33-67372), as filed with the Commission on January 27, 1994. Exhibit originally filed in paper format and as such, a hyperlink is not available.*

(dd)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on November 9, 2012.*

(ee)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on February 6, 2001.*

(ff)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2017.**

(gg)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.*

(hh)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on August 5, 2013.*

(ii)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.**

(jj)	Incorporated by reference from the Company's Current Report on Form 8-K/A, filed on August 29, 2017.**

(kk)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on March 1, 2013.*

†	A management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.

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
Dated: March 1, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles B. Lebovitz	Chairman of the Board	March 1, 2018
Charles B. Lebovitz

/s/ Stephen D. Lebovitz	Director, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2018
Stephen D. Lebovitz

/s/ Farzana Khaleel	Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2018
Farzana Khaleel

/s/ Gary L. Bryenton*	Director	March 1, 2018
Gary L. Bryenton

/s/ A. Larry Chapman*	Director	March 1, 2018
A. Larry Chapman

/s/ Matthew S. Dominski*	Director	March 1, 2018
Matthew S. Dominski

/s/ John D. Griffith*	Director	March 1, 2018
John D. Griffith

/s/ Richard J. Lieb*	Director	March 1, 2018
Richard J. Lieb

/s/ Gary J. Nay*	Director	March 1, 2018
Gary J. Nay

/s/ Kathleen M. Nelson*	Director	March 1, 2018
Kathleen M. Nelson

*By: /s/ Farzana Khaleel	Attorney-in-Fact	March 1, 2018
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
Dated: March 1, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles B. Lebovitz	Chairman of the Board of CBL Holdings I, Inc., general partner of the Registrant	March 1, 2018
Charles B. Lebovitz

/s/ Stephen D. Lebovitz	Director, President and Chief Executive Officer of CBL Holdings I, Inc., general partner of the Registrant (Principal Executive Officer)	March 1, 2018
Stephen D. Lebovitz

/s/ Farzana Khaleel	Executive Vice President - Chief Financial Officer and Treasurer of CBL Holdings, I, Inc., general partner of the Registrant (Principal Financial Officer and Principal Accounting Officer)	March 1, 2018
Farzana Khaleel