Form 10-Q
period 2018-03-31
CBL & ASSOCIATES PROPERTIES INC; CBL & ASSOCIATES LIMITED PARTNERSHIP
filed 2018-05-10
CIK 910612, 915140

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
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
As of May 2, 2018, there were 172,663,035 shares of CBL & Associates Properties, Inc.'s common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2018 of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the "Company" mean CBL & Associates Properties, Inc. and its subsidiaries. References to the "Operating Partnership" mean CBL & Associates Limited Partnership and its subsidiaries. The terms "we," "us" and "our" refer to the Company or the Company and the Operating Partnership collectively, as the context requires.
The Company is a real estate investment trust ("REIT") whose stock is traded on the New York Stock Exchange. The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At March 31, 2018, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 85.3% limited partner interest for a combined interest held by the Company of 86.3%.
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

•
certain accompanying notes to condensed consolidated financial statements, including Note 6 - Unconsolidated Affiliates and Noncontrolling Interests; Note 7 - Mortgage and Other Indebtedness, Net; and Note 10 - Earnings per Share and Earnings per Unit;

•	controls and procedures in Item 4 of Part I of this report;

•	information concerning unregistered sales of equity securities and use of proceeds in Item 2 of Part II of this report; and

•	certifications of the Chief Executive Officer and Chief Financial Officer included as Exhibits 31.1 through 32.4.

CBL & Associates Properties, Inc.
CBL & Associates Limited Partnership

PART I – FINANCIAL INFORMATION

ITEM 1:   Financial Statements
CBL & Associates Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

ASSETS (1)	March 31, 2018	December 31, 2017
Real estate assets:
Land	$808,228	$813,390
Buildings and improvements	6,688,716	6,723,194
	7,496,944	7,536,584
Accumulated depreciation	(2,496,629)	(2,465,095)
	5,000,315	5,071,489
Developments in progress	100,481	85,346
Net investment in real estate assets	5,100,796	5,156,835
Cash and cash equivalents	23,346	32,627
Receivables:
Tenant, net of allowance for doubtful accounts of $2,062 and $2,011 in 2018 and 2017, respectively	78,788	83,552
Other, net of allowance for doubtful accounts of $838 in 2018 and 2017	8,726	7,570
Mortgage and other notes receivable	8,677	8,945
Investments in unconsolidated affiliates	306,191	249,192
Intangible lease assets and other assets	176,046	166,087
	$5,702,570	$5,704,808

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness, net	$4,207,685	$4,230,845
Accounts payable and accrued liabilities	232,430	228,650
Total liabilities (1)	4,440,115	4,459,495
Commitments and contingencies (Note 7 and Note 11)
Redeemable noncontrolling interests	6,467	8,835
Shareholders' equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized:
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding	18	18
6.625% Series E Cumulative Redeemable Preferred Stock, 690,000 shares outstanding	7	7
Common stock, $.01 par value, 350,000,000 shares authorized, 172,656,783 and 171,088,778 issued and outstanding in 2018 and 2017, respectively	1,727	1,711
Additional paid-in capital	1,970,169	1,974,537
Dividends in excess of cumulative earnings	(810,740)	(836,269)
Total shareholders' equity	1,161,181	1,140,004
Noncontrolling interests	94,807	96,474
Total equity	1,255,988	1,236,478
	$5,702,570	$5,704,808

(1)
As of March 31, 2018, includes $644,383 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $350,123 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 6.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Operations (In thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2018	2017
REVENUES:
Minimum rents	$150,361	$159,750
Percentage rents	2,043	2,389
Other rents	2,055	3,652
Tenant reimbursements	60,613	67,291
Management, development and leasing fees	2,721	3,452
Other	2,407	1,479
Total revenues	220,200	238,013

OPERATING EXPENSES:
Property operating	32,826	34,914
Depreciation and amortization	71,750	71,220
Real estate taxes	21,848	22,083
Maintenance and repairs	13,179	13,352
General and administrative	18,304	16,082
Loss on impairment	18,061	3,263
Other	94	—
Total operating expenses	176,062	160,914
Income from operations	44,138	77,099
Interest and other income	213	1,404
Interest expense	(53,767)	(56,201)
Gain on extinguishment of debt	—	4,055
Income tax benefit	645	800
Equity in earnings of unconsolidated affiliates	3,739	5,373
Income (loss) from continuing operations before gain on sales of real estate assets	(5,032)	32,530
Gain on sales of real estate assets	4,371	5,988
Net income (loss)	(661)	38,518
Net (income) loss attributable to noncontrolling interests in:
Operating Partnership	1,665	(3,690)
Other consolidated subsidiaries	(101)	(713)
Net income attributable to the Company	903	34,115
Preferred dividends	(11,223)	(11,223)
Net income (loss) attributable to common shareholders	$(10,320)	$22,892

Basic and diluted per share data attributable to common shareholders:
Net income (loss) attributable to common shareholders	$(0.06)	$0.13
Weighted-average common and potential dilutive common shares outstanding	171,943	170,989

Dividends declared per common share	$0.200	$0.265

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

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)
(Continued)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2018	$8,835	$25	$1,711	$1,974,537	$(836,269)	$1,140,004	$96,474	$1,236,478
Net income (loss)	(94)	—	—	—	903	903	(1,470)	(567)
Cumulative effect of accounting change (Note 2)	—	—	—	—	11,433	11,433	—	11,433
Cumulative effect of accounting change (Note 3)	—	—	—	—	58,947	58,947	—	58,947
Dividends declared - common stock	—	—	—	—	(34,531)	(34,531)	—	(34,531)
Dividends declared - preferred stock	—	—	—	—	(11,223)	(11,223)	—	(11,223)
Issuances of 700,534 shares of common stock and restricted common stock	—	—	7	734	—	741	—	741
Conversion of 915,338 Operating Partnership common units into shares of common stock	—	—	9	3,050	—	3,059	(3,059)	—
Cancellation of 47,867 shares of restricted common stock	—	—	—	(233)	—	(233)	—	(233)
Performance stock units	—	—	—	419	—	419	—	419
Amortization of deferred compensation	—	—	—	1,196	—	1,196	—	1,196
Adjustment for noncontrolling interests	1,399	—	—	(11,737)	—	(11,737)	10,338	(1,399)
Adjustment to record redeemable noncontrolling interests at redemption value	(2,530)	—	—	2,203	—	2,203	328	2,531
Distributions to noncontrolling interests	(1,143)	—	—	—	—	—	(7,804)	(7,804)
Balance, March 31, 2018	$6,467	$25	$1,727	$1,970,169	$(810,740)	$1,161,181	$94,807	$1,255,988

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(661)	$38,518
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	71,750	71,220
Net amortization of deferred financing costs, debt premiums and discounts	1,709	1,113
Net amortization of intangible lease assets and liabilities	(475)	(748)
Gain on sales of real estate assets	(4,371)	(5,988)
Write-off of development projects	94	—
Share-based compensation expense	2,314	1,912
Loss on impairment	18,061	3,263
Gain on extinguishment of debt	—	(4,055)
Equity in earnings of unconsolidated affiliates	(3,739)	(5,373)
Distributions of earnings from unconsolidated affiliates	4,011	3,995
Provision for doubtful accounts	2,041	1,744
Change in deferred tax accounts	(629)	1,608
Changes in:
Tenant and other receivables	1,826	(2,838)
Other assets	(2,339)	(4,816)
Accounts payable and accrued liabilities	8,635	5,321
Net cash provided by operating activities	98,227	104,876

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(39,997)	(51,522)
Acquisitions of real estate assets	—	(79,799)
Proceeds from sales of real estate assets	11,848	13,716
Payments received on mortgage and other notes receivable	267	456
Additional investments in and advances to unconsolidated affiliates	(1,232)	(2,723)
Distributions in excess of equity in earnings of unconsolidated affiliates	2,859	7,907
Changes in other assets	(2,277)	(7,749)
Net cash used in investing activities	(28,532)	(119,714)

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$99,160	$389,391
Principal payments on mortgage and other indebtedness	(123,634)	(299,063)
Additions to deferred financing costs	(98)	(120)
Proceeds from issuances of common stock	41	49
Contributions from noncontrolling interests	—	263
Payment of tax withholdings for restricted stock awards	(231)	(292)
Distributions to noncontrolling interests	(9,130)	(10,582)
Dividends paid to holders of preferred stock	(11,223)	(11,223)
Dividends paid to common shareholders	(34,217)	(45,260)
Net cash provided by (used in) financing activities	(79,332)	23,163

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(9,637)	8,325
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	68,172	65,069
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$58,535	$73,394

Reconciliation from condensed consolidated statements of cash flows to condensed consolidated balance sheets:
Cash and cash equivalents	$23,346	$27,553
Restricted cash (1):
Restricted cash	3,212	5,659
Mortgage escrows	31,977	40,182
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$58,535	$73,394

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$34,896	$37,063

(1)	Included in intangible lease assets and other assets in the condensed consolidated balance sheets.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Balance Sheets
(In thousands, except unit data)
(Unaudited)

ASSETS (1)	March 31, 2018	December 31, 2017
Real estate assets:
Land	$808,228	$813,390
Buildings and improvements	6,688,716	6,723,194
	7,496,944	7,536,584
Accumulated depreciation	(2,496,629)	(2,465,095)
	5,000,315	5,071,489
Developments in progress	100,481	85,346
Net investment in real estate assets	5,100,796	5,156,835
Cash and cash equivalents	23,345	32,627
Receivables:
Tenant, net of allowance for doubtful accounts of $2,062 and $2,011 in 2018 and 2017, respectively	78,788	83,552
Other, net of allowance for doubtful accounts of $838 in 2018 and 2017	8,678	7,520
Mortgage and other notes receivable	8,677	8,945
Investments in unconsolidated affiliates	306,719	249,722
Intangible lease assets and other assets	175,926	165,967
	$5,702,929	$5,705,168

LIABILITIES, REDEEMABLE INTERESTS AND CAPITAL
Mortgage and other indebtedness, net	$4,207,685	$4,230,845
Accounts payable and accrued liabilities	232,501	228,720
Total liabilities (1)	4,440,186	4,459,565
Commitments and contingencies (Note 7 and Note 11)
Redeemable common units	6,467	8,835
Partners' capital:
Preferred units	565,212	565,212
Common units:
General partner	6,927	6,735
Limited partners	676,053	655,120
Total partners' capital	1,248,192	1,227,067
Noncontrolling interests	8,084	9,701
Total capital	1,256,276	1,236,768
	$5,702,929	$5,705,168

(1)
As of March 31, 2018, includes $644,383 of assets related to consolidated variable interest entities that can only be used to settle obligations of the consolidated variable interest entities and $350,123 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Operating Partnership. See Note 6.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership Condensed Consolidated Statements of Operations (In thousands, except per unit data) (Unaudited)

	Three Months Ended March 31,
	2018	2017
REVENUES:
Minimum rents	$150,361	$159,750
Percentage rents	2,043	2,389
Other rents	2,055	3,652
Tenant reimbursements	60,613	67,291
Management, development and leasing fees	2,721	3,452
Other	2,407	1,479
Total revenues	220,200	238,013

OPERATING EXPENSES:
Property operating	32,826	34,914
Depreciation and amortization	71,750	71,220
Real estate taxes	21,848	22,083
Maintenance and repairs	13,179	13,352
General and administrative	18,304	16,082
Loss on impairment	18,061	3,263
Other	94	—
Total operating expenses	176,062	160,914
Income from operations	44,138	77,099
Interest and other income	213	1,404
Interest expense	(53,767)	(56,201)
Gain on extinguishment of debt	—	4,055
Income tax benefit	645	800
Equity in earnings of unconsolidated affiliates	3,739	5,373
Income (loss) from continuing operations before gain on sales of real estate assets	(5,032)	32,530
Gain on sales of real estate assets	4,371	5,988
Net income (loss)	(661)	38,518
Net income attributable to noncontrolling interests	(101)	(713)
Net income (loss) attributable to the Operating Partnership	(762)	37,805
Distributions to preferred unitholders	(11,223)	(11,223)
Net income (loss) attributable to common unitholders	$(11,985)	$26,582

Basic and diluted per unit data attributable to common unitholders:
Net income (loss) attributable to common unitholders	$(0.06)	$0.13
Weighted-average common and potential dilutive common units outstanding	199,694	199,281

Distributions declared per common unit	$0.209	$0.273

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

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Capital
(In thousands)
(Unaudited)
(Continued)

		Number of			Common Units
	Redeemable Common Units	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Total Partners' Capital	Noncontrolling Interests	Total Capital
Balance, January 1, 2018	$8,835	25,050	199,297	$565,212	$6,735	$655,120	$1,227,067	$9,701	$1,236,768
Net income (loss)	(94)	—	—	11,223	(122)	(11,769)	(668)	101	(567)
Cumulative effect of accounting change (Note 2)	—	—	—	—	117	11,316	11,433	—	11,433
Cumulative effect of accounting change (Note 3)	—	—	—	—	605	58,342	58,947	—	58,947
Distributions declared - common units	(1,143)	—	—	—	(402)	(40,215)	(40,617)	—	(40,617)
Distributions declared - preferred units	—	—	—	(11,223)	—	—	(11,223)	—	(11,223)
Issuances of common units	—	—	701	—	—	741	741	—	741
Cancellation of restricted common stock	—	—	(48)	—	—	(233)	(233)	—	(233)
Performance stock units	—	—	—	—	4	415	419	—	419
Amortization of deferred compensation	—	—	—	—	12	1,184	1,196	—	1,196
Allocation of partners' capital	1,399	—	—	—	(48)	(1,353)	(1,401)	—	(1,401)
Adjustment to record redeemable interests at redemption value	(2,530)	—	—	—	26	2,505	2,531	—	2,531
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,718)	(1,718)
Balance, March 31, 2018	$6,467	25,050	199,950	$565,212	$6,927	$676,053	$1,248,192	$8,084	$1,256,276

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(661)	$38,518
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	71,750	71,220
Net amortization of deferred financing costs, debt premiums and discounts	1,709	1,113
Net amortization of intangible lease assets and liabilities	(475)	(748)
Gain on sales of real estate assets	(4,371)	(5,988)
Write-off of development projects	94	—
Share-based compensation expense	2,314	1,912
Loss on impairment	18,061	3,263
Gain on extinguishment of debt	—	(4,055)
Equity in earnings of unconsolidated affiliates	(3,739)	(5,373)
Distributions of earnings from unconsolidated affiliates	4,012	3,995
Provision for doubtful accounts	2,041	1,744
Change in deferred tax accounts	(629)	1,608
Changes in:
Tenant and other receivables	1,826	(2,838)
Other assets	(2,339)	(4,816)
Accounts payable and accrued liabilities	8,633	5,323
Net cash provided by operating activities	98,226	104,878

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(39,997)	(51,522)
Acquisition of real estate assets	—	(79,799)
Proceeds from sales of real estate assets	11,848	13,716
Payments received on mortgage and other notes receivable	267	456
Additional investments in and advances to unconsolidated affiliates	(1,232)	(2,723)
Distributions in excess of equity in earnings of unconsolidated affiliates	2,859	7,907
Changes in other assets	(2,277)	(7,749)
Net cash used in investing activities	(28,532)	(119,714)

CBL & Associates Limited Partnership Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$99,160	$389,391
Principal payments on mortgage and other indebtedness	(123,634)	(299,063)
Additions to deferred financing costs	(98)	(120)
Proceeds from issuances of common units	41	49
Contributions from noncontrolling interests	—	263
Payment of tax withholdings for restricted stock awards	(231)	(292)
Distributions to noncontrolling interests	(2,861)	(2,672)
Distributions to preferred unitholders	(11,223)	(11,223)
Distributions to common unitholders	(40,486)	(53,170)
Net cash provided by (used in) financing activities	(79,332)	23,163

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(9,638)	8,327
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	68,172	65,061
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$58,534	$73,388

Reconciliation from condensed consolidated statements of cash flows to condensed consolidated balance sheets:
Cash and cash equivalents	$23,345	$27,547
Restricted cash (1):
Restricted cash	3,212	5,659
Mortgage escrows	31,977	40,182
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$58,534	$73,388

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$34,896	$37,063

(1)	Included in intangible lease assets and other assets in the condensed consolidated balance sheets.

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
As of March 31, 2018, the Operating Partnership owned interests in the following properties:

		Other Properties
	Malls (1)	Associated Centers	Community Centers	Office Buildings		Total
Consolidated properties	60	20	4	5	(2)	89
Unconsolidated properties (3)	8	3	4	—		15
Total	68	23	8	5		104

(1)	Category consists of regional malls, open-air centers and outlet centers (including one mixed-use center).

(2)	Includes CBL's two corporate office buildings.

(3)	The Operating Partnership accounts for these investments using the equity method because one or more of the other partners have substantive participating rights.
At March 31, 2018, the Operating Partnership had interests in the following properties under development:

	Consolidated Properties		Unconsolidated Properties
	Malls	All Other	Malls	All Other
Development	—	1	—	2
Redevelopments	6	—	1	—
CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At March 31, 2018, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 85.3% limited partner interest for a combined interest held by CBL of 86.3%.
The noncontrolling interest in the Operating Partnership is held by CBL & Associates, Inc., its shareholders and affiliates and certain senior officers of the Company (collectively "CBL's Predecessor"), all of which contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993, and by various third parties. At March 31, 2018, CBL’s Predecessor owned a 9.1% limited partner interest and third parties owned a 4.6% limited partner interest in the Operating Partnership.  CBL's Predecessor also owned 4.2 million shares of CBL’s common stock at March 31, 2018, for a total combined effective interest of 11.2% in the Operating Partnership.

The Operating Partnership conducts the Company’s property management and development activities through its wholly owned subsidiary, CBL & Associates Management, Inc. (the “Management Company”), to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).
The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. All intercompany transactions have been eliminated. The results for the interim period ended March 31, 2018 are not necessarily indicative of the results to be obtained for the full fiscal year.
These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2017.
Reclassifications
Certain reclassifications have been made to amounts in the Company's prior-year financial statements to conform to the current period presentation. The Company reclassified certain amounts related to restricted cash in its condensed consolidated statements of cash flows for the three months ended March 31, 2017 upon the adoption of the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-18, Restricted Cash ("ASU 2016-18") in the fourth quarter of 2017, which required the change in restricted cash to be reported with cash and cash equivalents when reconciling beginning and ending amounts on the condensed consolidated statements of cash flows. The guidance was applied retrospectively to the prior period presented. As a result, restricted cash additions of $412, previously included in cash flows from investing activities, were reclassified to cash flows from financing activities to reflect $689 of principal payments on mortgage and other indebtedness and the remaining $277 difference was reclassified to the beginning-of-period and end-of-period total amounts on the condensed consolidated statement of cash flows for the three months ended March 31, 2017.
Note 2 – Recent Accounting Pronouncements
Accounting Guidance Adopted

Description	Date Adopted & Application Method	Financial Statement Effect and Other Information
ASU 2014-09, Revenue from Contracts with Customers, and related subsequent amendments	January 1, 2018 - Modified Retrospective (applied to contracts not completed as of the implementation date)
The objective of this guidance is to enable financial statement users to better understand and analyze revenue by replacing transaction and industry-specific guidance with a more principles-based approach to revenue recognition. The core principle is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance also requires additional disclosure about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts. The Company expects the adoption of the new guidance to be immaterial to its net income on an ongoing basis as the majority of the Company’s revenues relate to leasing. See Note 3 for further details and the cumulative adjustment recorded.

ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory	January 1, 2018 - Modified Retrospective
The guidance requires an entity to recognize the income tax consequences of intercompany sales or transfers of assets, other than inventory, when the sale or transfer occurs. The Company recorded a cumulative effect adjustment of $11,433 to retained earnings as of January 1, 2018 related to certain 2017 asset sales from several of the Company's consolidated subsidiaries to the Management Company.

ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets	January 1, 2018 - Modified Retrospective
This guidance applies to the partial sale or transfer of nonfinancial assets, including real estate assets, to unconsolidated joint ventures and requires 100% of the gain to be recognized for nonfinancial assets transferred to an unconsolidated joint venture and any noncontrolling interest received in such nonfinancial assets to be measured at fair value. See Note 3 for further details including the impact of adoption and the cumulative adjustment recorded.

ASU 2017-09, Scope of Modification Accounting	January 1, 2018 - Prospective
The guidance clarifies the types of changes to the terms or conditions of a share-based payment award to which an entity would be required to apply modification accounting. The guidance did not have a material impact on the Company's condensed consolidated financial statements.

Accounting Guidance Not Yet Effective

Description	Expected Adoption Date & Application Method	Financial Statement Effect and Other Information
ASU 2016-02, Leases, and related subsequent amendments	January 1, 2019 - Modified Retrospective
The objective of the leasing guidance is to increase transparency and comparability by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Lessees will be required to recognize a right-of-use asset and corresponding lease liability on the balance sheet for all leases with terms greater than 12 months.
The guidance applied by a lessor is substantially similar to existing GAAP and the Company expects substantially all leases will continue to be classified as operating leases under the new guidance. The Company expects to expense certain deferred lease costs due to the narrowed definition of indirect costs that may be capitalized.
The Company is completing an inventory of its leases in which it is a lessee and continues to evaluate the potential impact the guidance may have on its condensed consolidated financial statements and related disclosures.
The Company has 13 ground lease arrangements in which it is the lessee for land. As of March 31, 2018, these ground leases have future contractual payments of approximately $14,990 with maturity dates ranging from January 2019 to July 2089.

ASU 2016-13, Measurement of Credit Losses on Financial Instruments	January 1, 2020 - Modified Retrospective
The guidance replaces the current incurred loss impairment model, which reflects credit events, with a current expected credit loss model, which recognizes an allowance for credit losses based on an entity's estimate of contractual cash flows not expected to be collected.
The Company is evaluating the impact that this update may have on its condensed consolidated financial statements and related disclosures.

Note 3 – Revenues
Adoption of ASU 2014-09, and all related subsequent amendments, and ASU 2017-05
The Company adopted ASC 606, Revenue from Contracts with Customers, ("ASC 606") (which includes ASU 2014-09 and all related subsequent amendments) on January 1, 2018 and applied the guidance to contracts that were not complete as of January 1, 2018. The cumulative effect of adopting ASC 606 included an opening adjustment of $196 to retained earnings as of January 1, 2018 in the accounts noted below. Historical amounts for prior periods were not adjusted and will continue to be reported using the guidance in ASC 605, Revenue Recognition.
Sales of real estate assets are accounted for under ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, which provides for revenue recognition based on the transfer of control. There should be no change in revenue recognition for sales in which the Company has no continuing involvement. ASU 2017-05 addresses revenue recognition related to property sales in which the Company has continuing involvement and may require full gain recognition.
In its adoption of ASU 2017-05, the Company identified one unconsolidated affiliate, CBL/T-C, LLC, in which the Company recorded a partial sale of real estate assets in 2011, and recorded a cumulative effect adjustment that represents a gain of $57,850 as of January 1, 2018. Additionally, in conjunction with the transfer of land in the formation of a new joint venture in 2017, the Company recorded $901 related to this transaction as a cumulative effect adjustment as of January 1, 2018.
See Note 2 for additional information about these accounting standards.

Contract Balances
A summary of the Company's contract assets activity during the three months ended March 31, 2018 is presented below:

Contract Assets
Balance as of January 1, 2018 (1)	$460
Tenant openings	(79)
Executed leases	99
Balance as of March 31, 2018	$480

(1)
In conjunction with the initial entry to record contract assets, $166 was also recorded in investments in unconsolidated affiliates in the condensed consolidated balance sheets to eliminate the Company's portion related to two unconsolidated affiliates.

There was no change to the $98 contract liability, recorded on January 1, 2018, for the three months ended March 31, 2018.
The Company has the following contract balances as of March 31, 2018:

		As of March 31, 2018	Expected Settlement Period
Description	Financial Statement Line Item		2018	2019	2023
Contract assets (1)	Management, development and leasing fees	$480	$(271)	$(205)	$(4)
Contract liability (2)	Other rents	98	(49)	(49)	—

(1)
Represents leasing fees recognized as revenue under third party and unconsolidated affiliates' contracts in which the remaining 50% of the commissions will be paid when the tenant opens. The tenant typically opens within a year, unless the project is in development.

(2)	Relates to a contract in which the Company received advance payments in the initial year of the multi-year contract.
Revenues
Sales taxes are excluded from revenues. The following table presents the Company's revenues disaggregated by revenue source:

Three Months Ended March 31, 2018
Leasing revenues (1)	$215,026
Revenues from contracts with customers (ASC 606):
Management, development and leasing fees (2)	2,721
Marketing revenues (3)	1,331
4,052

Other revenues	1,122
Total revenues	$220,200

(1)	Revenues from leases are accounted for in accordance with ASC 840, Leases.

(2)	Included in All Other segment.

(3)	Includes $1,326 in the Malls segment and $5 in the All Other segment as of March 31, 2018.
Leasing Revenues
The majority of the Company’s revenues are earned through the lease of space at its properties. Lease revenues include minimum rent, percentage rent, other rents and reimbursements from tenants for real estate taxes, insurance, common area maintenance ("CAM") and other operating expenses as provided in the lease agreements.
Minimum rental revenue from operating leases is recognized on a straight-line basis over the initial terms of the related leases. Certain tenants are required to pay percentage rent if their sales volumes exceed thresholds specified in their lease agreements. Percentage rent is recognized as revenue when the thresholds are achieved and the amounts become determinable.

The Company receives reimbursements from tenants for real estate taxes, insurance, CAM and other recoverable operating expenses as provided in the lease agreements. Tenant reimbursements are recognized when earned in accordance with the tenant lease agreements. Tenant reimbursements related to certain capital expenditures are billed to tenants over periods of 5 to 15 years and are recognized as revenue in accordance with the underlying lease terms.
Revenue from Contracts with Customers
The Company earns revenue from contracts with third parties and unconsolidated affiliates for property management, leasing, development and other services. These contracts are accounted for on a month-to-month basis if the agreement does not contain substantive penalties for termination. The majority of the Company's contracts with customers are accounted for on a month-to-month basis. The standalone selling price of each performance obligation is determined based on the terms of the contract, which typically assign a price to each performance obligation that directly relates to the value the customer receives for the services being provided. These contracts generally are for the following:

•	Management fees - Management fees are charged as a percentage of revenues (as defined in the contract) and recognized as revenue over time as services are provided.

•
Leasing fees - Leasing fees are charged for newly executed leases and lease renewals and are recognized as revenue upon lease execution, when the performance obligation is completed. In cases for which the agreement specifies 50% of the leasing commission will be paid upon lease execution with the remainder paid when the tenant opens, the Company estimates the amount of variable consideration it expects to receive by evaluating the likelihood of tenant openings using the most likely amount method and records the amount as an unbilled receivable (contract asset).

•
Development fees - Development fees may be either set as a fixed rate in a separate agreement or be a variable rate based on a percentage of work costs. Variable consideration related to development fees is generally recognized over time using the cost-to-cost method of measurement because it most accurately depicts the Company's performance in satisfying the performance obligation. Contract estimates are based on various assumptions including the cost and availability of materials, anticipated performance and the complexity of the work to be performed. The cumulative catch-up method is used to recognize any adjustments in variable consideration estimates. Under this method, any adjustment is recognized in the period it is identified.

Development and leasing fees received from an unconsolidated affiliate are recognized as revenue only to the extent of the third-party partner’s ownership interest. Such fees are recorded as a reduction to the Company’s investment in the unconsolidated affiliate.
The Company also earns marketing revenues from advertising and sponsorship agreements. These fees may be for tangible items in which the Company provides advertising services and creates signs and other promotional materials for the tenant or may be arrangements in which the customer sponsors a play area or event and receives specified brand recognition and other benefits over a set period of time. Revenue related to advertising services is recognized as goods and services are provided to the customer. Sponsorship revenue is recognized on a straight-line basis over the time period specified in the contract.
A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. If the contract does not specify the revenue by performance obligation, the Company allocates the transaction price to each performance obligation based on its relative standalone selling price. Such prices are generally determined using prices charged to customers or using the Company’s expected cost plus margin. Revenue is recognized as the Company’s performance obligations are satisfied over time, as services are provided, or at a point in time, such as leasing a space to earn a commission. Open performance obligations are those in which the Company has not fully or has partially provided the applicable good or services to the customer as specified in the contract. If consideration is received in advance of the Company’s performance, including amounts which are refundable, recognition of revenue is deferred until the performance obligation is satisfied or amounts are no longer refundable.
Practical Expedients
The Company does not disclose the value of open performance obligations for (1) contracts with an original expected duration of one year or less and (2) contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice, which primarily relate to services performed for management, leasing and development activities, as described above.

Outstanding Performance Obligations
As of March 31, 2018 the Company had no outstanding performance obligations related to contracts with customers.
Note 4 – Fair Value Measurements
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
Fair Value Measurements on a Recurring Basis
The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments.  Based on the interest rates for similar financial instruments, the carrying value of mortgage and other notes receivable is a reasonable estimate of fair value.  The estimated fair value of mortgage and other indebtedness was $4,035,913 and $4,199,357 at March 31, 2018 and December 31, 2017, respectively.  The fair value was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently.
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

Long-lived Assets Measured at Fair Value in 2018
The following table sets forth information regarding the Company's assets that are measured at fair value on a nonrecurring basis and related impairment charges for the three months ended March 31, 2018:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss on Impairment
Long-lived assets	$17,640	$—	$—	$17,640	$18,061
During the three months ended March 31, 2018, the Company recognized an impairment of real estate of $18,061 related to one mall.

Impairment Date	Property	Location	Segment Classification	Loss on Impairment	Fair Value
March	Janesville Mall (1)	Janesville, WI	Malls	$18,061	$17,640

(1)
The Company adjusted the book value of the mall to its estimated fair value based upon a net sales price of $17,640 in a signed contract with a third party buyer, adjusted to reflect estimated disposition costs. The revenue of the mall accounted for approximately 0.7% of total consolidated revenues for the trailing twelve months ended March 31, 2018.

Long-lived Assets Measured at Fair Value in 2017
The following table sets forth information regarding the Company's assets, which are included in the Company's condensed consolidated balance sheets as of March 31, 2018, that were measured at fair value on a nonrecurring basis and related impairment charges for the year ended December 31, 2017:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets	$81,350	—	—	$81,350
During the year ended December 31, 2017, the Company wrote down the book value of the following properties:

Impairment Date	Property	Location	Segment Classification	Fair Value
June	Acadiana Mall (1)	Lafayette, LA	Malls	$67,300
September	Hickory Point Mall (2)	Forsyth, IL	Malls	14,050
				$81,350

(1)
Acadiana Mall - In accordance with the Company's quarterly impairment review process, the Company wrote down the book value of the mall to its estimated fair value of $67,300. Management determined the fair value of Acadiana Mall using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of ten years, with a sale at the end of the holding period, a capitalization rate of 15.5% and a discount rate of 15.75%. The mall has experienced declining tenant sales and cash flows as a result of the downturn of the economy in its market area and was also impacted by an anchor's announcement in the second quarter 2017 that it would close its store later in 2017. The loan secured by Acadiana Mall matured in April 2017 and is in default. The revenues of Acadiana Mall accounted for approximately 1.9% of total consolidated revenues for the year ended December 31, 2017.

(2)
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

Note 5 – Dispositions
The Company evaluates its disposals utilizing the guidance in ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Based on its analysis, the Company determined that the dispositions described below do not meet the criteria for classification as discontinued operations and are not considered to be significant disposals based on its quantitative and qualitative evaluation. Thus, the results of operations of the properties described below, as well as any related gains, are included in net income for all periods presented, as applicable.
2018 Dispositions
Net proceeds realized from the 2018 disposition listed below were used to reduce the outstanding balances on the Company's credit facilities. The following is a summary of the Company's 2018 disposition:

				Sales Price
Sales Date	Property	Property Type	Location	Gross	Net	Gain
March	Gulf Coast Town Center - Phase III	All Other	Ft. Myers, FL	$9,000	$8,769	$2,236
The Company also realized a gain of $2,135 primarily related to the sale of three outparcels and proceeds from several outparcels taken through eminent domain proceedings during the three months ended March 31, 2018.
Note 6 – Unconsolidated Affiliates and Noncontrolling Interests
Unconsolidated Affiliates
At March 31, 2018, the Company had investments in 17 entities, which are accounted for using the equity method of accounting. The Company's ownership interest in these unconsolidated affiliates ranges from 10.0% to 65.0%. Of these entities, 12 are owned in 50/50 joint ventures. There have been no changes to the Company's investments in unconsolidated affiliates as compared to the prior-year period.
See Note 14 for information on a new joint venture, which was formed subsequent to March 31, 2018.
Although the Company had majority ownership of certain joint ventures during 2018 and 2017, it evaluated the investments and concluded that the other partners or owners in these joint ventures had substantive participating rights, such as approvals of:

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

Condensed Combined Financial Statements - Unconsolidated Affiliates
Condensed combined financial statement information of the unconsolidated affiliates is as follows:

	March 31, 2018	December 31, 2017
ASSETS
Investment in real estate assets	$2,092,145	$2,089,262
Accumulated depreciation	(634,287)	(618,922)
	1,457,858	1,470,340
Developments in progress	44,379	36,765
Net investment in real estate assets	1,502,237	1,507,105
Other assets	195,692	201,114
Total assets	$1,697,929	$1,708,219

LIABILITIES
Mortgage and other indebtedness, net	$1,246,902	$1,248,817
Other liabilities	40,862	41,291
Total liabilities	1,287,764	1,290,108

OWNERS' EQUITY
The Company	214,387	216,292
Other investors	195,778	201,819
Total owners' equity	410,165	418,111
Total liabilities and owners' equity	$1,697,929	$1,708,219

	Total for the Three Months Ended March 31,
	2018	2017
Total revenues	$57,181	$59,699
Depreciation and amortization	(19,787)	(20,629)
Interest income	353	400
Interest expense	(12,458)	(12,838)
Operating expenses	(19,980)	(18,748)
Income from continuing operations before loss on sales of real estate assets	5,309	7,884
Loss on sales of real estate assets	—	(71)
Net income (1)	$5,309	$7,813

(1)	The Company's share of net income is $3,739 and $5,373 for the three months ended March 31, 2018 and 2017, respectively.
2018 Financings
The Company's unconsolidated affiliates had the following loan activity in 2018:

Date	Property	Stated Interest Rate	Maturity Date		Amount Extended
February	Hammock Landing - Phase I	LIBOR + 2.0%	April 2018	(1)	$42,147
February	Hammock Landing - Phase II	LIBOR + 2.0%	April 2018	(1)	16,277
February	The Pavilion at Port Orange	LIBOR + 2.0%	April 2018	(1)	56,948

(1)	The loan was amended to extend the maturity date from February 2018 and has an extension option for an outside maturity date of February 2019.
See Note 14 for an extension of these loans subsequent to March 31, 2018.

All of the debt on the properties owned by the unconsolidated affiliates is non-recourse, except for debt secured by Ambassador Infrastructure, Hammock Landing, The Pavilion at Port Orange, The Shoppes at Eagle Point and the self-storage development adjacent to EastGate Mall. See Note 11 for a description of guarantees the Operating Partnership has issued related to certain unconsolidated affiliates.
See Note 14 for information on a new joint venture and related construction loan, guaranteed by the Operating Partnership, which occurred subsequent to March 31, 2018.
Noncontrolling Interests
Noncontrolling interests consist of the following:

	As of
	March 31, 2018	December 31, 2017
Noncontrolling interests:
Operating Partnership	$86,723	$86,773
Other consolidated subsidiaries	8,084	9,701
	$94,807	$96,474

In February 2018, the Company issued 915,338 shares of common stock to a holder of 915,338 common units of limited partnership interest in the Operating Partnership in connection with the exercise of the holder's contractual exchange rights.
Variable Interest Entities
In accordance with the guidance in ASU 2015-02, Amendments to the Consolidation Analysis, and ASU 2016-17, Interests Held Through Related Parties That Are under Common Control, the Operating Partnership and certain of its subsidiaries are deemed to have the characteristics of a VIE primarily because the limited partners of these entities do not collectively possess substantive kick-out or participating rights.
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
Consolidated VIEs
As of March 31, 2018, the Company had investments in 18 consolidated VIEs with ownership interests ranging from 50% to 95%. There have been no changes to the Company's investments in consolidated affiliates as compared to the prior-year period.

Unconsolidated VIEs
The table below lists the Company's unconsolidated VIEs as of March 31, 2018:

	Investment in Real Estate Joint Ventures and Partnerships	Maximum Risk of Loss
Ambassador Infrastructure, LLC (1)	$—	$10,605
EastGate Storage, LLC (1)	1,121	6,500
G&I VIII CBL Triangle LLC	1,469	1,469
Shoppes at Eagle Point, LLC (1)	15,866	36,400

(1)	The debt is guaranteed by the Operating Partnership at 100%. See Note 11 for more information.
Note 7 – Mortgage and Other Indebtedness, Net
Debt of the Company
CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that it has a direct or indirect ownership interest in, is the borrower on all of the Company's debt. CBL is a limited guarantor of the Senior Unsecured Notes (the "Notes"), as described below, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. The Company also provides a similar limited guarantee of the Operating Partnership's obligations with respect to its unsecured credit facilities and three unsecured term loans as of March 31, 2018.
Debt of the Operating Partnership
Net mortgage and other indebtedness consisted of the following:

	March 31, 2018		December 31, 2017
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties	$1,747,371	5.32%	$1,796,203	5.33%
Senior unsecured notes due 2023 (2)	447,086	5.25%	446,976	5.25%
Senior unsecured notes due 2024 (3)	299,947	4.60%	299,946	4.60%
Senior unsecured notes due 2026 (4)	616,042	5.95%	615,848	5.95%
Total fixed-rate debt	3,110,446	5.37%	3,158,973	5.37%
Variable-rate debt:
Non-recourse loan on operating property	10,805	3.68%	10,836	3.37%
Recourse loans on operating properties	103,363	4.30%	101,187	4.00%
Unsecured lines of credit	115,801	2.86%	93,787	2.56%
Unsecured term loans	885,000	3.11%	885,000	2.81%
Total variable-rate debt	1,114,969	3.20%	1,090,810	2.90%
Total fixed-rate and variable-rate debt	4,225,415	4.80%	4,249,783	4.74%
Unamortized deferred financing costs	(17,730)		(18,938)
Total mortgage and other indebtedness, net	$4,207,685		$4,230,845

(1)	Weighted-average interest rate includes the effect of debt premiums and discounts, but excludes amortization of deferred financing costs.

(2)	The balance is net of an unamortized discount of $2,914 and $3,024 as of March 31, 2018 and December 31, 2017, respectively.

(3)	The balance is net of an unamortized discount of $53 and $54 as of March 31, 2018 and December 31, 2017, respectively.

(4)	The balance is net of an unamortized discount of $8,958 and $9,152 as of March 31, 2018 and December 31, 2017, respectively.

Senior Unsecured Notes

Description	Issued (1)	Amount	Interest Rate (2)	Maturity Date (3)
2023 Notes	November 2013	$450,000	5.25%	December 2023
2024 Notes	October 2014	300,000	4.60%	October 2024
2026 Notes	December 2016 / September 2017	625,000	5.95%	December 2026

(1)	Issued by the Operating Partnership. CBL is a limited guarantor of the Operating Partnership's obligations under the Notes as described above.

(2)
Interest is payable semiannually in arrears. The interest rate for the 2024 Notes and the 2023 Notes is subject to an increase ranging from 0.25% to 1.00% from time to time if, on or after January 1, 2016 and prior to January 1, 2020, the ratio of secured debt to total assets of the Company, as defined, is greater than 40% but less than 45%. The required ratio of secured debt to total assets for the 2026 Notes is 40% or less. As of March 31, 2018, this ratio was 22% as shown below.

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
Each facility bears interest at LIBOR plus a spread of 0.875% to 1.550% based on the credit ratings for the Operating Partnership's senior unsecured long-term indebtedness. As of March 31, 2018, the Operating Partnership's interest rate based on the credit ratings of its unsecured long-term indebtedness of Ba1 from Moody's Investors Service ("Moody's"), BBB- from Standard & Poor's ("S&P") and BB+ from Fitch Ratings ("Fitch") is LIBOR plus 1.200%. Additionally, the Company pays an annual facility fee that ranges from 0.125% to 0.300% of the total capacity of each facility based on the credit ratings described above. As of March 31, 2018, the annual facility fee was 0.25%. The three unsecured lines of credit had a weighted-average interest rate of 2.86% at March 31, 2018.
The following summarizes certain information about the Company's unsecured lines of credit as of March 31, 2018:

	Total Capacity		Total Outstanding	Maturity Date	Extended Maturity Date
Wells Fargo - Facility A	$500,000	(1)	$—	October 2019	October 2020	(2)
First Tennessee	100,000	(3)	53,249	October 2019	October 2020	(4)
Wells Fargo - Facility B	500,000	(1)	62,552	October 2020
	$1,100,000	(5)	$115,801

(1)	Up to $30,000 of the capacity on this facility can be used for letters of credit.

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
Unsecured Term Loans
The Company has a $350,000 unsecured term loan, which bears interest at a variable rate of LIBOR plus 1.35% based on the credit ratings for the Operating Partnership's senior unsecured long-term indebtedness. The loan has a maturity date of October 2018 and has a one-year extension option, subject to continued compliance with the terms of the loan agreement, for an outside maturity date of October 2019. At March 31, 2018, the outstanding borrowings of $350,000 had an interest rate of 3.01%.

The Company has a $490,000 unsecured term loan, which bears interest at a variable rate of LIBOR plus 1.50% based on the credit ratings for the Operating Partnership's senior unsecured long-term indebtedness. In July 2018, the principal balance will be reduced to $300,000. The loan matures in July 2020 and has two one-year extension options, the second of which is at the lenders' discretion, for a July 2022 extended maturity date. At March 31, 2018, the outstanding borrowings of $490,000 had an interest rate of 3.16%.
The Company has a $45,000 unsecured term loan, which bears interest at a variable rate of LIBOR plus 1.65%. The loan matures in June 2021 and has a one-year extension option at the Company's election, subject to continued compliance with the terms of the loan agreement, for an outside maturity date of June 2022. At March 31, 2018, the outstanding borrowings of $45,000 had an interest rate of 3.31%.
Financial Covenants and Restrictions
The agreements for the unsecured lines of credit, the Notes and unsecured term loans contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum unencumbered asset and interest ratios, maximum secured indebtedness ratios, maximum total indebtedness ratios and limitations on cash flow distributions.  The Company believes that it was in compliance with all financial covenants and restrictions at March 31, 2018.
Unsecured Lines of Credit and Unsecured Term Loans
The following presents the Company's compliance with key covenant ratios, as defined, of the credit facilities and term loans as of March 31, 2018:

Ratio	Required	Actual
Debt to total asset value	< 60%	52%
Unsecured indebtedness to unencumbered asset value	< 60%	48%		(1)
Unencumbered NOI to unsecured interest expense	> 1.75x	3.1	x
EBITDA to fixed charges (debt service)	> 1.5x	2.3	x

(1)
The debt covenant limits the total amount of unsecured indebtedness the Company may have outstanding, which varies over time based on the ratio. Based on the Company’s outstanding unsecured indebtedness as of March 31, 2018, the total amount available to the Company on its lines of credit was $697,778. Therefore, the Company had additional availability of $581,977 based on the outstanding balances of the lines of credit as of March 31, 2018.

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
Senior Unsecured Notes
The following presents the Company's compliance with key covenant ratios, as defined, of the Notes as of March 31, 2018:

Ratio	Required	Actual
Total debt to total assets	< 60%	51%
Secured debt to total assets	< 45% (1)	22%
Total unencumbered assets to unsecured debt	> 150%	211%
Consolidated income available for debt service to annual debt service charge	> 1.5x	2.9x

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

Mortgages on Operating Properties
2018 Financings
In March 2018, the Company exercised an option to extend the loan secured by Statesboro Crossing to June 2019.
Subsequent to March 31, 2018, the Company extended an operating property loan. See Note 14 for additional information.
2018 Loan Repayment
The Company repaid the following loan, secured by the related consolidated Property, in 2018 with borrowings from its credit facilities:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid
January	Kirkwood Mall	5.75%	April 2018	$37,295
Scheduled Principal Payments
As of March 31, 2018, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, including construction loans and lines of credit, are as follows:

2018	$608,552
2019	371,731
2020	569,621
2021	498,168
2022	431,331
Thereafter	1,635,794
4,115,197
Unamortized discounts	(11,925)
Unamortized deferred financing costs	(17,730)
Principal balance of loan secured by Lender Mall in foreclosure (1)	122,143
Total mortgage and other indebtedness, net	$4,207,685

(1)	Represents the principal balance of the non-recourse loan, secured by Acadiana Mall, which is in default. The loan matured in 2017.
Of the $608,552 of scheduled principal payments in 2018, $34,026 relates to the maturing principal balance of two operating property loans, $540,000 represents the aggregate principal balance due in 2018 of two unsecured term loans (the $350,000 unsecured term loan and $190,000 of the $490,000 unsecured term loan) and $34,526 relates to scheduled principal amortization. Subsequent to March 31, 2018, the Company extended one of the operating property loans maturing in 2018. See Note 14 for details. The other operating property loan, which is scheduled to mature in December 2018, has a December 2019 extension option. The $350,000 term loan, which matures in October 2018, has an October 2019 extension option, but the Company is in the process of refinancing this unsecured term loan. Net proceeds from dispositions and other financings will be utilized to address the $190,000 term loan due in July 2018.
The Company’s mortgage and other indebtedness had a weighted-average maturity of 4.1 years as of March 31, 2018 and 4.4 years as of December 31, 2017.

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
Mortgage and other notes receivable consist of the following:

		As of March 31, 2018		As of December 31, 2017
	Maturity Date	Interest Rate	Balance	Interest Rate	Balance
Mortgages:
Columbia Place Outparcel	Feb 2022	5.00%	$297	5.00%	$302
One Park Place	May 2022	5.00%	942	5.00%	1,010
Village Square (1)	Sep 2018	4.00%	1,583	4.00%	1,596
Other (2)	Dec 2016 - Jan 2047	4.39% - 9.50%	2,511	4.07% - 9.50%	2,510
			5,333		5,418
Other Notes Receivable:
ERMC	Sep 2021	4.00%	2,689	4.00%	2,855
Southwest Theaters LLC	Apr 2026	5.00%	655	5.00%	672
			3,344		3,527

			$8,677		$8,945

(1)	The note was amended to extend the maturity date and restructure the monthly payment amount.

(2)	The $1,100 note with D'Iberville Promenade, LLC, with a maturity date of December 2016, is in default.
Note 9 – Segment Information
The Company measures performance and allocates resources according to property type, which is determined based on certain criteria such as type of tenants, capital requirements, economic risks, leasing terms, and short and long-term returns on capital. Rental income and tenant reimbursements from tenant leases provide the majority of revenues from all segments.
The Company's segment information for the three months ended March 31, 2017 has been retrospectively revised from previously reported amounts to reflect a change in our reportable segments. The Company no longer separately presents quantitatively and qualitatively insignificant reportable segments. Information on the Company’s reportable segments is presented as follows:

Three Months Ended March 31, 2018	Malls	All Other (1)	Total
Revenues (2)	$200,715	$19,485	$220,200
Property operating expenses (3)	(63,829)	(4,024)	(67,853)
Interest expense	(25,774)	(27,993)	(53,767)
Other expense	(49)	(45)	(94)
Gain on sales of real estate assets	—	4,371	4,371
Segment profit (loss)	$111,063	$(8,206)	102,857
Depreciation and amortization expense			(71,750)
General and administrative expense			(18,304)
Interest and other income			213
Loss on impairment			(18,061)
Income tax benefit			645
Equity in earnings of unconsolidated affiliates			3,739
Net loss			$(661)
Capital expenditures (4)	$34,302	$2,349	$36,651

Three Months Ended March 31, 2017	Malls	All Other (1)	Total
Revenues (2)	$221,931	$16,082	$238,013
Property operating expenses (3)	(66,530)	(3,819)	(70,349)
Interest expense	(33,245)	(22,956)	(56,201)
Gain on sales of real estate assets	—	5,988	5,988
Segment profit (loss)	$122,156	$(4,705)	117,451
Depreciation and amortization expense			(71,220)
General and administrative expense			(16,082)
Interest and other income			1,404
Gain on extinguishment of debt			4,055
Loss on impairment			(3,263)
Income tax benefit			800
Equity in earnings of unconsolidated affiliates			5,373
Net income			$38,518
Capital expenditures (4)	$40,696	$3,160	$43,856

Total Assets	Malls	All Other (1)	Total
March 31, 2018	$5,148,195	$554,375	$5,702,570

December 31, 2017	$5,152,789	$552,019	$5,704,808

(1)	The All Other category includes associated centers, community centers, mortgage and other notes receivable, office buildings and the Management Company.

(2)	Management, development and leasing fees are included in the All Other category. See Note 3 for information on the Company's revenues disaggregated by revenue source for each of the above segments.

(3)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.

(4)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.
Note 10 – Earnings per Share and Earnings per Unit
Earnings per Share of the Company
Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potential dilutive common shares outstanding. The limited partners’ rights to convert their noncontrolling interests in the Operating Partnership into shares of common stock are not dilutive. There were no potential dilutive common shares and there were no anti-dilutive shares for the three month periods ended March 31, 2018 and 2017.
Earnings per Unit of the Operating Partnership
Basic earnings per unit (“EPU”) is computed by dividing net income (loss) attributable to common unitholders by the weighted-average number of common units outstanding for the period. Diluted EPU assumes the issuance of common units for all potential dilutive common units outstanding. There were no potential dilutive common units and there were no anti-dilutive units for the three month periods ended March 31, 2018 and 2017.
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
The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018							Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership		Maximum Guaranteed Amount	Debt Maturity Date (1)		3/31/2018	12/31/2017
West Melbourne I, LLC - Phase I (2)	50%	$42,097	20%		$8,419	Apr-2018	(3)	$86	$86
West Melbourne I, LLC - Phase II (2)	50%	16,257	20%		3,251	Apr-2018	(3)	33	33
Port Orange I, LLC	50%	56,878	20%		11,376	Apr-2018	(3)	116	116
Ambassador Infrastructure, LLC	65%	10,605	100%		10,605	Aug-2020		177	177
Shoppes at Eagle Point, LLC	50%	9,399	100%	(4)	36,400	Oct-2020	(5)	364	364
EastGate Storage, LLC	50%	93	100%	(6)	6,500	Dec-2022		65	65
			Total guaranty liability					$841	$841

(1)	Excludes any extension options.

(2)	The loan is secured by Hammock Landing - Phase I and Hammock Landing - Phase II, respectively.

(3)	The loan was amended in February 2018 to extend the maturity date. The loan has an extension option for an outside maturity date of February 2019. See Note 6 for more information.

(4)	The guaranty will be reduced to 35% once construction is complete.

(5)	The loan has one two-year extension option, at the joint venture's election, for an outside maturity date of October 2022.

(6)	Once construction is complete, the guaranty will be reduced to 50%. The guaranty will be further reduced to 25% once certain debt and operational metrics are met.

See Note 14 for information on the extension of several loans subsequent to March 31, 2018 as well as a guaranty related to a construction loan on a new joint venture.
The Company has guaranteed the lease performance of York Town Center, LP ("YTC"), an unconsolidated affiliate in which the Company owns a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $13,200 as of March 31, 2018.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not include an obligation for this guaranty because it determined that the fair value of the guaranty was not material as of March 31, 2018 and December 31, 2017.
Performance Bonds
The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $15,787 and $16,998 at March 31, 2018 and December 31, 2017, respectively.
Note 12 – Share-Based Compensation
As of March 31, 2018, the Company has outstanding awards under the CBL & Associates Properties, Inc. 2012 Stock Incentive Plan ("the 2012 Plan"), which was approved by the Company's shareholders in May 2012. The 2012 Plan permits the Company to issue stock options and common stock to selected officers, employees and non-employee directors of the Company up to a total of 10,400,000 shares. As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expense associated with the Company's share-based compensation plan.
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
Share-based compensation expense related to the restricted stock awards was $1,767 and $1,430 for the three months ended March 31, 2018 and 2017, respectively. Share-based compensation cost capitalized as part of real estate assets was $122 and $129 for the three months ended March 31, 2018 and 2017, respectively.
A summary of the status of the Company’s nonvested restricted stock awards as of March 31, 2018, and changes during the three months ended March 31, 2018, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2018	642,359	$13.23
Granted	693,064	$4.55
Vested	(408,834)	$9.63
Forfeited	(1,292)	$11.02
Nonvested at March 31, 2018	925,297	$8.32
As of March 31, 2018, there was $7,152 of total unrecognized compensation cost related to nonvested stock awards granted under the plans, which is expected to be recognized over a weighted-average period of 2.9 years.

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
Beginning with the 2018 PSUs, two-thirds of the quantitative portion of the award over the performance period will be based on the achievement of TSR relative to the NAREIT Retail Index while the remaining one-third will be based on the achievement of absolute TSR metrics. To maintain compliance with the 200,000 share annual equity grant limit under the 2012 Plan, beginning with the 2018 PSU grant, to the extent that a grant of PSUs could result in the issuance of a number of shares of common stock at the conclusion of the performance period that, when coupled with the number of shares of time-vesting restricted stock granted in the same year the PSUs were granted, would exceed the annual limit, any such excess will be converted to a cash bonus award with a value equivalent to the number of shares of common stock constituting such excess times the average of the high and low trading prices reported for CBL's common stock on the date such shares would otherwise have been issuable. Any such portion of the value of the 2018 PSUs earned payable as a cash bonus will be subject to the same vesting provisions as the issuance of common stock pursuant to the PSUs. In addition, to the extent any cash is to be paid, the cash will be paid first relative to the vesting schedule, ahead of the issuance of shares of common stock with respect to the balance of PSUs earned.
Annual Restricted Stock Awards
Under the LTIP, annual restricted stock awards consist of shares of time-vested restricted stock awarded based on a qualitative evaluation of the performance of the Company and the named executive officer during the fiscal year. Annual restricted stock awards under the LTIP, which are included in the totals reflected in the preceding table, vest 20% on the date of grant with the remainder vesting in four equal annual installments.
Performance Stock Units
A summary of the status of the Company’s PSU activity as of March 31, 2018, and changes during the three months ended March 31, 2018, is presented below:

	PSUs	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2018	560,371	$5.91
2018 PSUs granted	741,977	$2.63
Outstanding at March 31, 2018 (1)	1,302,348	$4.04

(1)	None of the PSUs outstanding at March 31, 2018 were vested.
Shares earned pursuant to the PSU awards vest 60% at the conclusion of the performance period while the remaining 40% of the PSU award vests 20% on each of the first two anniversaries thereafter.
Compensation cost is recognized on a tranche-by-tranche basis using the accelerated attribution method. The resulting expense, for awards classified as equity, is recorded regardless of whether any PSU awards are earned as long as the required service period is met.
The fair value of the potential cash component related to the 2018 PSUs is measured at each reporting period, using the same methodology as was used at the initial grant date, and classified as a liability on the condensed consolidated balance sheet as of March 31, 2018 with an adjustment to compensation expense. If the performance criterion is not satisfied at the end of the performance period for the 2018 PSUs, previously recognized compensation expense related to the liability-classified awards would be reversed as there would be no value at the settlement date.
Share-based compensation expense related to the PSUs was $419 and $344 for the three months ended March 31, 2018 and 2017, respectively. Unrecognized compensation costs related to the PSUs was $3,694 as of March 31, 2018, which is expected to be recognized over a weighted-average period of 4.0 years.

The following table summarizes the assumptions used in the Monte Carlo simulation pricing model related to the PSUs:

	2018 PSUs	2017 PSUs	2016 PSUs
Grant date	February 12, 2018	February 7, 2017	February 10, 2016
Fair value per share on valuation date (1)	$4.76	$6.86	$4.98
Risk-free interest rate (2)	2.36%	1.53%	0.92%
Expected share price volatility (3)	42.02%	32.85%	30.95%

(1)
The value of the PSU awards is estimated on the date of grant using a Monte Carlo Simulation model. The valuation consists of computing the fair value using CBL's simulated stock price as well as TSR over a three-year performance period. The award is modeled as a contingent claim in that the expected return on the underlying shares is risk-free and the rate of discounting the payoff of the award is also risk-free. The weighted-average fair value per share related to the 2018 PSUs consists of 494,676 shares at a fair value of $3.13 (which relate to relative TSR) and 247,301 shares at a fair value of $1.63 per share (which relate to absolute TSR). The weighted-average fair value per share related to the 2017 PSUs consists of 115,082 shares at a fair value of $5.62 per share and 162,294 shares at a fair value of $7.74 per share.

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

Note 13 – Noncash Investing and Financing Activities
The Company’s noncash investing and financing activities were as follows:

	Three Months Ended March 31,
	2018	2017
Accrued dividends and distributions payable	$41,759	$54,394
Additions to real estate assets accrued but not yet paid	2,071	14,513
Conversion of Operating Partnership units for common stock (1)	3,059	—
Deconsolidation upon assignment of interests in joint venture:
Decrease in real estate assets	—	(9,131)
Decrease in mortgage and other indebtedness	—	2,466
Decrease in operating assets and liabilities	—	1,287
Decrease in noncontrolling interest and joint venture interest	—	2,231
Transfer of real estate assets in settlement of mortgage debt obligation:
Decrease in real estate assets	—	(28,218)
Decrease in mortgage and other indebtedness	—	31,953
Decrease in operating assets and liabilities	—	320

(1)	See Note 6 for more information.
Note 14 – Subsequent Events
In April 2018, the loan secured by Phase II of The Outlet Shoppes at El Paso was extended to July 2018 as the Company is in the process of obtaining new financing on this property. The loan had an aggregate principal balance of $6,580 at March 31, 2018 and was scheduled to mature in April 2018.
In April 2018, the Company entered into a 50/50 joint venture, Self Storage at Mid Rivers, LLC, to develop a self-storage facility adjacent to Mid Rivers Mall. This joint venture will be an unconsolidated affiliate accounted for using the equity method of accounting. The joint venture closed on a construction loan with a total available capacity of $5,987 that bears interest at a variable-rate of LIBOR plus 2.75% and matures in April 2023. The Operating Partnership has guaranteed 100% of the loan until construction is complete.
In April 2018, CBL/T-C, LLC, an unconsolidated affiliate that owns CoolSprings Galleria, closed on a $155,000 non-recourse loan. The ten- year loan bears interest at a fixed rate of 4.839% and is secured by CoolSprings Galleria. The loan was scheduled to mature in June 2018. Proceeds from the loan were used to retire a loan which had a principal balance of $97,939 as of March 31, 2018 and bore interest at a fixed-rate of 6.98%. The Company's share of excess proceeds will be used to reduce outstanding balances on its credit facilities.

In May 2018, the loans secured by Hammock Landing and The Pavilion at Port Orange were amended to extend the maturity date to May 2018 with an outside maturity date of February 2019. The loans had an aggregate principal balance of $115,232 at March 31, 2018 and had an original maturity date of April 2018.
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
Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained.  It is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties.  In addition to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, such known risks and uncertainties include, without limitation:

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

EXECUTIVE OVERVIEW
We are a self-managed, self-administered, fully integrated REIT that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air and mixed-use centers, outlet centers, associated centers, community centers and office properties. See Note 1 to the condensed consolidated financial statements for information on our property interests as of March 31, 2018. See the Liquidity and Capital Resources section for information on our development, expansion and redevelopment projects as of March 31, 2018. We have elected to be taxed as a REIT for federal income tax purposes.
We had a net loss for the three months ended March 31, 2018 of $0.7 million compared to net income of $38.5 million in the prior-year period. We recorded net loss attributable to common shareholders for the three months ended March 31, 2018 of $10.3 million compared to net income of $22.9 million in the prior-year period. The decline was primarily due to the impact of late 2017 and early 2018 tenant bankruptcies which impacted our overall portfolio as well as an impairment loss of $18.1 million to write-down the value of a mall to its net sales price.
Our focus is on stabilizing revenue as we work through the backfill of spaces related to tenant bankruptcies and down-sizing retail footprints as retailers continue to experience a challenging environment. We are proactively identifying replacement tenants that include non-apparel tenants and executing leasing strategies to diversify our revenue streams and create a healthier tenant base in response to evolving market conditions. Another priority is to manage our balance sheet to maximize liquidity and lengthen maturities, which will provide us with additional flexibility to execute our strategies.
Same-center NOI and FFO are non-GAAP measures. For a description of same-center NOI, a reconciliation from net income (loss) to same-center NOI, and an explanation of why we believe this is a useful performance measure, see Non-GAAP Measure - Same-center Net Operating Income in “Results of Operations.” For a description of FFO, a reconciliation from net income (loss) attributable to common shareholders to FFO allocable to Operating Partnership common unitholders, and an explanation of why we believe this is a useful performance measure, see "Non-GAAP Measure - Funds from Operations."
RESULTS OF OPERATIONS
Properties that were in operation for the entire year during 2017 and the three months ended March 31, 2018 are referred to as the “Comparable Properties.”  Since January 1, 2017, we have opened one outlet center development as follows:

Property	Location	Date Opened
The Outlet Shoppes at Laredo (1)	Laredo, TX	April 2017

(1)	The Outlet Shoppes at Laredo is a 65/35 joint venture, which is included in the accompanying condensed consolidated statements of operations on a consolidated basis.
The Outlet Shoppes at Laredo is referred to as the "New Property" in the following discussion.
Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017
Revenues

	Total for the Three Months Ended March 31,			Comparable Properties
	2018	2017	Change	Core	Non-core	New	Dispositions	Change
Minimum rents	$150,361	$159,750	$(9,389)	$(3,432)	$(689)	$1,304	$(6,572)	$(9,389)
Percentage rents	2,043	2,389	(346)	(231)	(28)	—	(87)	(346)
Other rents	2,055	3,652	(1,597)	(1,493)	(78)	(5)	(21)	(1,597)
Tenant reimbursements	60,613	67,291	(6,678)	(5,173)	(457)	740	(1,788)	(6,678)
	215,072	233,082	(18,010)	(10,329)	(1,252)	2,039	(8,468)	(18,010)

Management, development and leasing fees	2,721	3,452	(731)	(731)	—	—	—	(731)
Other	2,407	1,479	928	813	36	264	(185)	928
Total revenues	$220,200	$238,013	$(17,813)	$(10,247)	$(1,216)	$2,303	$(8,653)	$(17,813)

First quarter results reflect the impact of retailer bankruptcy activity in 2017and the first quarter of 2018. Our leasing strategies continue to focus on mitigating rent loss and maintaining occupancy. We are proactively working to backfill these spaces and diversify our tenant base towards non-apparel uses as well as other successful retail concepts. Strong first quarter sales was a positive data point with many brands citing marked improvement.
The decrease in management, development and leasing fees was primarily due to terminated contracts for two malls owned by third parties, which we had been managing, that were sold to new owners.
Other revenue for the three months ended March 31, 2018 includes $1.3 million of marketing revenues, which upon the adoption of the new revenue guidance (see Note 3 to the condensed consolidated financial statements) were classified under other. For the three months ended March 31, 2017, these revenues were included in other rents in the condensed consolidated statements of operations.
Our cost recovery ratio was 89.3% compared to 95.7% in the prior-year period. The decline was primarily driven by lower occupancy and an increase in snow removal expense of $1.0 million during the quarter.
Operating Expenses

	Total for the Three Months Ended March 31,			Comparable Properties
	2018	2017	Change	Core	Non-core	New	Dispositions	Change
Property operating	$32,826	$34,914	$(2,088)	$(1,348)	$11	$1,015	$(1,766)	$(2,088)
Real estate taxes	21,848	22,083	(235)	105	(153)	488	(675)	(235)
Maintenance and repairs	13,179	13,352	(173)	625	32	3	(833)	(173)
Property operating expenses	67,853	70,349	(2,496)	(618)	(110)	1,506	(3,274)	(2,496)

Depreciation and amortization	71,750	71,220	530	3,053	(558)	1,165	(3,130)	530
General and administrative	18,304	16,082	2,222	2,222	—	—	—	2,222
Loss on impairment	18,061	3,263	14,798	17,914	—	—	(3,116)	14,798
Other	94	—	94	94	—	—	—	94
Total operating expenses	$176,062	$160,914	$15,148	$22,665	$(668)	$2,671	$(9,520)	$15,148
Property operating expenses at the Comparable Properties decreased as we focused on controlling expenditures and achieving cost efficiencies. The impact of these decreases was partially offset by higher snow removal costs, which is included in maintenance and repairs expense.
The increase in depreciation and amortization expense related to the Comparable Properties primarily relates to several Sears buildings that we acquired last year.
General and administrative expenses increased primarily due to increases in legal fees and a decrease in capitalized overhead related to development projects. As a percentage of revenues, general and administrative expenses were 8.3% for the three months ended March 31, 2018 compared to 6.8% for the three months ended March 31, 2017.
In the first quarter of 2018, we recognized an $18.1 million loss on impairment of real estate to write down the book value of a mall based upon a binding sales contract. See Note 4 to the condensed consolidated financial statements for more information. In the first quarter of 2017, we recognized an impairment to write down the book value of our interest in a joint venture that owned vacant land adjacent to one of our outlet centers upon the divestiture of our interest. We also recognized impairment related to the sale of one outparcel.
Other Income and Expenses
Interest and other income decreased $1.2 million primarily due to $0.9 million received in the prior year as an insurance reimbursement for nonrecurring professional fees expense (which represent one-time expenses that are not part of our normal operations) related to the SEC investigation that occurred and was concluded in 2016.
Interest expense decreased $2.4 million for the three months ended March 31, 2018 compared to the prior-year period. The decrease was primarily due to $8.2 million lower property-level interest expense, related to the retirement of higher-rate mortgage loans and property dispositions. This decrease was partially offset by an increase of $6.3 million in corporate-level interest expense as we used our credit lines, an additional $225.0 million issuance of the 2026 Notes, in September 2017, and $85.0 million net additional borrowings on our unsecured term loans, in July 2017, to retire higher-rate debt.
During the three months ended March 31, 2017, we recorded a $4.1 million gain on extinguishment of debt related to the conveyance of Midland Mall to the lender in satisfaction of the non-recourse debt secured by the property.
The income tax benefit of $0.6 million for the three months ended March 31, 2018 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current tax benefit of less than $1.3 million and a deferred tax provision of $0.6 million. During the three months ended March 31, 2017, we recorded an income tax benefit of $0.8 million, which consisted of a current tax benefit of $2.4 million and a deferred tax provision of $1.6 million.
The $1.6 million decrease in equity in earnings of unconsolidated affiliates is primarily due to increased maintenance and repairs expense at several properties.
During the three months ended March 31, 2018, we recognized $4.4 million of gain on sales of real estate assets. The $4.4 million gain related to over $2.2 million associated with the sale of Gulf Coast Town Center - Phase III, a community center, and $2.1 primarily related to the sale of three outparcels as well as proceeds from several outparcels taken through eminent domain proceedings. During the three months ended March 31, 2017, we recognized a $6.0 million gain on sales of real estate assets, primarily related to the sale of five outparcels.
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
We include a property in our same-center pool when we have owned all or a portion of the property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year and current year-to-date period. New Properties are excluded from same-center NOI, until they meet this criteria. Properties excluded from the same-center pool that would otherwise meet this criteria are properties which are being repositioned or properties where we are considering alternatives for repositioning, where we intend to renegotiate the terms of the debt secured by the related property or return the property to the lender and those in which we own a noncontrolling interest of 25% or less. Acadiana Mall was classified as a Lender Mall at March 31, 2018. Properties that we are currently repositioning are Cary Towne Center and Hickory Point Mall at March 31, 2018. We own a noncontrolling interest of 10% in Triangle Town Center at March 31, 2018.

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net income for the three month periods ended March 31, 2018 and 2017 is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$(661)	$38,518
Adjustments: (1)
Depreciation and amortization	79,985	78,784
Interest expense	57,870	60,656
Abandoned projects expense	94	—
Gain on sales of real estate assets	(4,371)	(5,953)
Gain on extinguishment of debt	—	(4,055)
Loss on impairment	18,061	3,263
Income tax benefit	(645)	(800)
Lease termination fees	(6,261)	(247)
Straight-line rent and above- and below-market lease amortization	2,828	(1,291)
Net income attributable to noncontrolling interests in other consolidated subsidiaries	(101)	(713)
General and administrative expenses	18,304	16,082
Management fees and non-property level revenues	(3,887)	(5,257)
Operating Partnership's share of property NOI	161,216	178,987
Non-comparable NOI	(6,420)	(12,954)
Total same-center NOI	$154,796	$166,033

(1)
Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.

Same-center NOI decreased 6.8% for the three months ended March 31, 2018 as compared to the prior-year period. The $11.2 million decrease for the three month period ended March 31, 2018 compared to the same period in 2017 consisted of a $10.5 million decrease in revenues and an increase of $0.7 million in operating expenses. Minimum rents and tenant reimbursements declined $9.5 million during the quarter primarily due to lower occupancy from store closures as well as rent concessions for tenants in bankruptcy. Property operating expense improved by $1.3 million; however, maintenance and repairs expense increased $1.7 million, which included a $1.0 million increase in snow removal expense. Real estate tax expense also increased by $0.3 million.
The decline in revenues for the three months ended March 31, 2018 was impacted by a decrease of 0.9% in occupancy in our same-center mall portfolio. Average annual base rents for our same-center stabilized malls were lower at $32.66 as of March 31, 2018 as compared to $32.75 for the prior-year period on a same-center basis.
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

(2)
Non-stabilized Malls - Malls that are in their initial lease-up phase. After three complete calendar years of operation, they are reclassified on January 1 of the fourth calendar year to the stabilized mall category. The Outlet Shoppes at Laredo was classified as a non-stabilized mall as of March 31, 2018. The Outlet Shoppes of the Bluegrass was classified as a non-stabilized mall as of March 31, 2017.

(3)	Excluded Malls - We exclude malls from our core portfolio if they fall in the following categories, for which operational metrics are excluded:

a.
Lender Malls - Malls for which we are working or intend to work with the lender on a restructure of the terms of the loan secured by the property or convey the secured property to the lender. Acadiana Mall was classified as a Lender Mall as of March 31, 2018. As of March 31, 2017, Chesterfield Mall and Wausau Center were classified as Lender Malls. The foreclosures of Chesterfield Mall and Wausau Center were complete in the second and third quarter of 2017, respectively. Lender Malls are excluded from our same-center pool as decisions made while in discussions with the lender may lead to metrics that do not provide relevant information related to the condition of these properties or they may be under cash management agreements with the respective servicers.

b.
Repositioning Malls - Malls that are currently being repositioned or where we have determined that the current format of the mall no longer represents the best use of the mall and we are in the process of evaluating alternative strategies for the mall. This may include major redevelopment or an alternative retail or non-retail format, or after evaluating alternative strategies for the mall, we may determine that the mall no longer meets our criteria for long-term investment. The steps taken to reposition these malls, such as signing tenants to short-term leases, which are not included in occupancy percentages, or leasing to regional or local tenants, which typically do not report sales, may lead to metrics which do not provide relevant information related to the condition of these malls. Therefore, traditional performance measures, such as occupancy percentages and leasing metrics, exclude Repositioning Malls. Cary Towne Center and Hickory Point Mall were classified as Repositioning Malls as of March 31, 2018 and March 31, 2017.

c.
Minority Interest Malls - Malls in which we have a 25% or less ownership interest. Triangle Town Center was classified as a Minority Interest Mall as of March 31, 2018 and 2017. River Ridge Mall was classified as a Minority Interest Mall as of March 31, 2017 and remained so until we sold our 25% interest to our joint venture partner in the third quarter of 2017.

We derive the majority of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Three Months Ended March 31,
	2018	2017
Malls	91.2%	93.2%
Other properties	8.8%	6.8%
Mall Store Sales
Mall store sales include reporting mall tenants of 10,000 square feet or less for stabilized malls and exclude license agreements, which are retail contracts that are temporary or short-term in nature and generally last more than three months but less than twelve months. The following is a comparison of our same-center sales per square foot:

	Twelve Months Ended March 31,
	2018	2017	% Change
Stabilized mall same-center sales per square foot	$376	$375	0.3%
Stabilized mall sales per square foot	$376	$372	1.1%
Sales were strong in border and energy markets with the extra week in January and an early Easter helping sales results for the quarter. We expect sales for the full year to remain positive.

Occupancy
Our portfolio occupancy is summarized in the following table (1):

	As of March 31,
	2018	2017
Total portfolio	91.1%	92.1%
Malls:
Total mall portfolio	89.3%	90.5%
Same-center malls	89.5%	90.4%
Stabilized malls	89.5%	90.5%
Non-stabilized malls (2)	77.0%	92.7%
Other properties:	97.7%	97.9%
Associated centers	97.8%	97.7%
Community centers	97.4%	98.2%

(1)	As noted above, excluded properties are not included in occupancy metrics.

(2)	Represents occupancy for The Outlet Shoppes at Laredo as of March 31, 2018 and occupancy for The Outlet Shoppes of the Bluegrass as of March 31, 2017.
Bankruptcy-related store closures impacted mall occupancy by approximately 95 basis points or 176,000-square feet for the first quarter. Occupancy was also impacted by the closure of 15 Teavana locations totaling approximately 17,000-square-feet. We do expect additional occupancy pressure in the second quarter due to the announced closure of 36 Best Buy Mobile stores in our portfolio, which represent approximately 50,000 square feet and are expected to close by the end of May. As a result of these closures and the new leasing coming online primarily in the back-half of the year, we expect second quarter to be our weakest in terms of occupancy.
Leasing
The following is a summary of the total square feet of leases signed in the three month period ended March 31, 2018 as compared to the prior-year period:

	Three Months Ended March 31,
	2018	2017
Operating portfolio:
New leases	241,439	288,972
Renewal leases	853,481	549,569
Development portfolio:
New leases	84,604	101,088
Total leased	1,179,524	939,629
Average annual base rents per square foot are based on contractual rents in effect as of March 31, 2018 and 2017, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type (1):

	As of March 31,
	2018	2017
Malls:
Same-center stabilized malls	$32.66	$32.75
Stabilized malls	32.66	32.76
Non-stabilized malls (2)	26.14	25.65
Other properties:	15.13	15.10
Associated centers	13.74	13.74

	As of March 31,
	2018	2017
Community centers	15.99	15.98
Office buildings	19.39	19.03

(1)	As noted above, excluded properties are not included in base rent. Average base rents for associated centers, community centers and office buildings include all leased space, regardless of size.

(2)	Represents average annual base rents for The Outlet Shoppes at Laredo as of March 31, 2018 and average annual base rents for The Outlet Shoppes of the Bluegrass as of March 31, 2017.
Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the three month period ended March 31, 2018 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (1)	% Change Average
All Property Types (2)	700,786	$41.36	$34.99	(15.4)%	$35.70	(13.7)%
Stabilized malls	685,194	41.65	35.17	(15.6)%	35.88	(13.9)%
New leases	93,206	40.20	38.24	(4.9)%	40.37	0.4%
Renewal leases	591,988	41.88	34.69	(17.2)%	35.18	(16.0)%

(1)	Average gross rent does not incorporate allowable future increases for recoverable common area expenses.

(2)	Includes stabilized malls, associated centers, community centers and office buildings.
Renewal leasing activity during the quarter was negatively impacted by 5 renewal leases signed with Express, 7 with Motherhood Maternity and 11 Hollister/Abercrombie renewals. These 23 leases represented approximately 450 basis points of the decline in renewals and approximately 420 basis points of the overall decline.
As we stated last quarter, we expect renewal spreads to remain negative for the next several quarters. We continue to work through maturing leases with certain struggling retailers as well as retailers in bankruptcy reorganization where we are negotiating occupancy cost reductions instead of allowing stores to close.
New and renewal leasing activity of comparable small shop space of less than 10,000 square feet for the three month period ended March 31, 2018 based on the lease commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2018:
New	53	151,864	7.77	$40.61	$42.52	$41.13	$(0.52)	(1.3)%	$1.39	3.4%
Renewal	323	1,035,853	3.05	32.26	32.69	38.65	(6.39)	(16.5)%	(5.96)	(15.4)%
Commencement 2018 Total	376	1,187,717	3.72	$33.33	$33.95	$38.97	$(5.64)	(14.5)%	$(5.02)	(12.9)%

Commencement 2019:
New	1	6,149	10.00	$50.34	$52.43	$14.64	$35.70	243.9%	$37.79	258.1%
Renewal	37	148,122	3.95	40.00	40.33	41.34	(1.34)	(3.2)%	(1.01)	(2.4)%
Commencement 2019 Total	38	154,271	4.11	$40.41	$40.81	$40.27	$0.14	0.3%	$0.54	1.3%

Total 2018/2019	414	1,341,988	3.75	$34.14	$34.73	$39.12	$(4.98)	(12.7)%	$(4.39)	(11.2)%
In April 2018, it was announced that Bon-Ton, which filed for Chapter 11 bankruptcy protection earlier this year, would wind down the operations of all its stores by August 31, 2018. We began the year with 16 Bon-Ton locations in our portfolio representing approximately $7.2 million in gross annual rent. Two of these stores were on Bon-Ton's list of closings when they initially filed for bankruptcy. We have already executed a lease with a supermarket for one of those locations. The other space is owned in an unconsolidated joint venture and we expect to fill this space with a value retailer. Of the remaining 14 locations, 8 are leased, 2 are ground leased and 4 are owned by third parties. We are in active discussions with replacements for the majority of these locations.

In the first quarter, approximately 70% of our total new leasing was executed with non-apparel tenants. These included entertainment and dining users such as Round 1, Dave & Busters and Prime 22 Steakhouse. We are also having active discussions to add new uses to our properties including hotels, multi-family, medical office and co-working locations. These new and unique uses contribute to the evolution of our properties to suburban town centers that supplement in-demand retail with services, restaurants, fitness, heath & wellness and more.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2018, we had approximately $115.8 million outstanding on our three unsecured credit facilities leaving approximately $582.0 million of availability based on the terms of the credit facilities. In January 2018, we retired a $37.3 million operating property loan, which was scheduled to mature in April 2018, adding to our consolidated unencumbered pool. Our consolidated unencumbered properties generated approximately 59.7% of total consolidated NOI for the three months ended March 31, 2018 (excluding dispositions and Excluded Malls). We also sold Gulf Coast Town Center - Phase III for $9.0 million.
We have several redevelopment projects and plans in place for the Sears and Macy's buildings we purchased in the prior year. These capital projects will serve to reinvent our properties and allow us to tailor spaces for a variety of tenants as we focus on diversification of our tenant mix and the backfill of stores closed due to tenant bankruptcies from late 2017 and early 2018. With the expectation of ongoing redevelopment opportunities and our heightened focus on capital allocation, we have adjusted our approach to investing. We are targeting more outparcel and non-retail uses which allow us to limit our investment by utilizing joint ventures, ground leases or pad sales. In addition to maximizing our redevelopment spend, we are focused on maintaining cost controls and reducing capital expenditures. This ensures that we are able to fund redevelopment activity primarily from free cash flow. Supplementing our cash flow, we raised approximately $12 million through dispositions completed in the first quarter. We also entered into a binding contract with a significant non-refundable deposit for the sale of a Tier 3 property, Janesville Mall in Janesville, WI. We have a number of active negotiations occurring on additional non-core assets and will continue to opportunistically sell or joint venture assets going forward.
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
Cash Flows - Operating, Investing and Financing Activities
There was $58.5 million of cash, cash equivalents and restricted cash as of March 31, 2018, a decrease of $9.6 million from December 31, 2017. Of this amount, $23.3 million was unrestricted cash and cash equivalents as of March 31, 2018. Our net cash flows are summarized as follows (in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Net cash provided by operating activities	$98,227	$104,876	$(6,649)
Net cash used in investing activities	(28,532)	(119,714)	91,182
Net cash provided by (used in) financing activities	(79,332)	23,163	(102,495)
Net cash flows	$(9,637)	$8,325	$(17,962)
Cash Provided by Operating Activities
Cash provided by operating activities decreased $6.6 million primarily due to a decline in rental revenues during the quarter, related to store closures and rent concessions for tenants in bankruptcy, and the disposition of properties.

Cash Used in Investing Activities
Cash flows used in investing activities decreased $91.2 million as compared to the prior-year period. The decrease was primarily due to the acquisition of Macy’s and Sears locations at several malls in the first quarter of 2017.
Cash Provided By (Used in) Financing Activities
Cash flows used in financing activities was $79.3 million for the three months ended March 31, 2018 compared to cash flows provided by financing activities of $23.2 million for the three months ended March 31, 2017. The change is primarily due to borrowings on our lines of credit to fund the acquisitions of the Macy's and Sears locations in 2017 as well as the use of free cash flow to reduce our indebtedness in 2018.
Debt
Debt of the Company
CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that it has a direct or indirect ownership interest in, is the borrower on all of our debt.
CBL is a limited guarantor of the Notes, as described in Note 7 to the condensed consolidated financial statements, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. We also provide a similar limited guarantee of the Operating Partnership's obligations with respect to our unsecured credit facilities and three unsecured term loans as of March 31, 2018.
Debt of the Operating Partnership
The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

March 31, 2018	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$1,747,371	$(76,785)	$519,117	$2,189,703	5.05%
Recourse loan on operating property (3)	—	—	10,605	10,605	3.74%
Senior unsecured notes due 2023 (4)	447,086	—	—	447,086	5.25%
Senior unsecured notes due 2024 (5)	299,947	—	—	299,947	4.60%
Senior unsecured notes due 2026 (6)	616,042	—	—	616,042	5.95%
Total fixed-rate debt	3,110,446	(76,785)	529,722	3,563,383	5.19%
Variable-rate debt:
Non-recourse loan on operating property	10,805	(5,403)	—	5,402	3.68%
Recourse loans on operating properties	103,363	—	58,262	161,625	4.07%
Construction loans	—	—	9,492	9,492	4.61%
Unsecured lines of credit	115,801	—	—	115,801	2.86%
Unsecured term loans	885,000	—	—	885,000	3.11%
Total variable-rate debt	1,114,969	(5,403)	67,754	1,177,320	3.23%
Total fixed-rate and variable-rate debt	4,225,415	(82,188)	597,476	4,740,703	4.70%
Unamortized deferred financing costs	(17,730)	670	(2,319)	(19,379)
Mortgage and other indebtedness, net	$4,207,685	$(81,518)	$595,157	$4,721,324

December 31, 2017	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$1,796,203	$(77,155)	$521,731	$2,240,779	5.06%
Recourse loans on operating properties (3)	—	—	11,035	11,035	3.74%
Senior unsecured notes due 2023 (4)	446,976	—	—	446,976	5.25%
Senior unsecured notes due 2024 (5)	299,946	—	—	299,946	4.60%
Senior unsecured notes due 2026 (6)	615,848	—	—	615,848	5.95%
Total fixed-rate debt	3,158,973	(77,155)	532,766	3,614,584	5.19%
Variable-rate debt:
Non-recourse loan on operating property	10,836	(5,418)	—	5,418	3.37%
Recourse loans on operating properties	101,187	—	58,478	159,665	3.77%
Construction loan	—	—	5,977	5,977	4.28%
Unsecured lines of credit	93,787	—	—	93,787	2.56%
Unsecured term loans	885,000	—	—	885,000	2.81%
Total variable-rate debt	1,090,810	(5,418)	64,455	1,149,847	2.93%
Total fixed-rate and variable-rate debt	4,249,783	(82,573)	597,221	4,764,431	4.65%
Unamortized deferred financing costs	(18,938)	687	(2,441)	(20,692)
Mortgage and other indebtedness, net	$4,230,845	$(81,886)	$594,780	$4,743,739

(1)	Weighted-average interest rate includes the effect of debt premiums and discounts, but excludes amortization of deferred financing costs.

(2)
The unconsolidated affiliate has an interest rate swap on a notional amount outstanding of $45,761 as of March 31, 2018 and $46,054 as of December 31, 2017 related to a variable-rate loan on Ambassador Town Center to effectively fix the interest rate on this loan to a fixed-rate of 3.22%.

(3)
The unconsolidated affiliate has an interest rate swap on a notional amount outstanding of $10,605 as of March 31, 2018 and $11,035 as of December 31, 2017 related to a variable-rate loan on Ambassador Town Center - Infrastructure Improvements to effectively fix the interest rate on this loan to a fixed-rate of 3.74%.

(4)	The balance is net of an unamortized discount of $2,914 and $3,024 as of March 31, 2018 and December 31, 2017, respectively.

(5)	The balance is net of an unamortized discount of $53 and $54 as of March 31, 2018 and December 31, 2017, respectively.

(6)	The balance is net of an unamortized discount of $8,958 and $9,152 as of March 31, 2018 and December 31, 2017, respectively.
The weighted-average remaining term of our total share of consolidated and unconsolidated debt was 4.3 years and 4.6 years at March 31, 2018 and December 31, 2017, respectively. The weighted-average remaining term of our pro rata share of fixed-rate debt was 5.2 years and 5.4 years at March 31, 2018 and December 31, 2017, respectively.
As of March 31, 2018 and December 31, 2017, our pro rata share of consolidated and unconsolidated variable-rate debt represented 24.8% and 24.2%, respectively, of our total pro rata share of debt. As of March 31, 2018, our share of consolidated and unconsolidated variable-rate debt represented 19.0% of our total market capitalization (see Equity below) as compared to 17.6% as of December 31, 2017. The increase is primarily due to the decline in our stock price from $5.66 at December 29, 2017 to $4.17 at March 29, 2018.
See Note 7 to the condensed consolidated financial statements for additional information concerning the amount and terms of our outstanding indebtedness and compliance with applicable covenants and restrictions as of March 31, 2018 as well as mortgage activity related to consolidated property loans. See Note 6 to the condensed consolidated financial statements for information related to financing activity related to unconsolidated affiliates.

Credit Ratings
The Operating Partnership's credit ratings of its unsecured long-term indebtedness were as follows as of March 31, 2018:

Rating Agency	Rating	Outlook	Investment Grade
Fitch	BB+	Negative	No
Moody's	Ba1	Negative	No
S&P	BBB-	Stable	Yes
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
Unencumbered Consolidated Portfolio Statistics
(Dollars in thousands, except sales per square foot data)

	Sales Per Square Foot for the Twelve Months Ended (1) (2)		Occupancy (2)		% of Consolidated Unencumbered NOI for the Three Months Ended 3/31/18 (3)
	03/31/18	03/31/17	03/31/18	03/31/17
Unencumbered consolidated properties:
Tier 1 Malls	$416	$421	94.2%	94.7%	22.6%
Tier 2 Malls	339	340	89.3%	88.6%	52.2%
Tier 3 Malls	281	285	86.3%	87.3%	13.4%
Total Malls	$344	$347	89.6%	89.5%	88.2%

Total Associated Centers	N/A	N/A	97.3%	96.9%	7.3%

Total Community Centers	N/A	N/A	97.5%	99.0%	3.2%

Total Office Buildings and Other	N/A	N/A	88.4%	90.3%	1.3%

Total Unencumbered Consolidated Portfolio	$344	$347	91.4%	91.3%	100.0%

(1)	Represents same-center sales per square foot for mall tenants 10,000 square feet or less for stabilized malls.

(2)	Operating metrics are included for unencumbered operating properties and do not include sales or occupancy of unencumbered outparcels.

(3)	Our consolidated unencumbered properties generated approximately 59.7% of total consolidated NOI of $141,193 (which excludes NOI related to dispositions) for the three months ended March 31, 2018.

Equity
During the three months ended March 31, 2018, we paid dividends of $45.4 million to holders of CBL's common stock and preferred stock, as well as $9.1 million in distributions to the noncontrolling interest investors in the Operating Partnership and other consolidated subsidiaries. The Operating Partnership paid distributions of $11.2 million and $40.4 million on the preferred units and common units, respectively, as well as distributions of $2.9 million to the noncontrolling interests in other consolidated subsidiaries.
On February 22, 2018, we announced a first quarter 2018 common stock dividend of $0.20 per share payable in cash that was paid on April 17, 2018. Future dividends payable will be determined by our Board of Directors based upon circumstances at the time of declaration. Our dividend payout ratio, in relation to FFO, as adjusted, per diluted common share, was 49.7% for the three months ended March 31, 2018. See "Non-GAAP Measure - Funds from Operations" below for additional information concerning the calculation of FFO, as adjusted, per diluted common share.
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
Debt-To-Total Market Capitalization
Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value of equity) ratio was 76.5% at March 31, 2018, compared to 66.5% at March 31, 2017. The increase in the debt-to-total-market capitalization ratio is primarily due to a decrease in CBL's stock price to $4.17 at March 29, 2018 from $9.54 at March 31, 2017.
Our debt-to-total-market capitalization ratio at March 31, 2018 was computed as follows (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	199,950	$4.17	$833,792
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00	453,750
6.625% Series E Cumulative Redeemable Preferred Stock	690	250.00	172,500
Total market equity			1,460,042
Company’s share of total debt, excluding unamortized deferred financing costs			4,740,703
Total market capitalization			$6,200,745
Debt-to-total-market capitalization ratio			76.5%

(1)
Stock price for common stock and Operating Partnership units equals the closing price of CBL's common stock on March 29, 2018. The stock prices for the preferred stock represent the liquidation preference of each respective series of preferred stock.

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

The following table, which excludes expenditures for developments and expansions, summarizes these capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three month period ended March 31, 2018 compared to the same period in 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Tenant allowances (1)	$15,124	$9,516

Renovations	563	502

Deferred maintenance:
Parking lot and parking lot lighting	344	1,825
Roof repairs and replacements	1,625	614
Other capital expenditures	5,878	5,215
Total deferred maintenance	7,847	7,654

Capitalized overhead	1,419	2,307

Capitalized interest	587	839

Total capital expenditures	$25,540	$20,818

(1)	Tenant allowances primarily relate to new leases. Tenant allowances related to renewal leases were not material for the periods presented.
Our total investment in renovations that are scheduled for 2018 is projected to be $9.6 million, which includes floor renovations, as well as other eco-friendly green renovations. Annual capital expenditures budgets are prepared for each of our properties that are intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, will provide the necessary funding for these expenditures.
Developments, Expansions and Redevelopments
The following tables summarize our development projects as of March 31, 2018.
Property Opened During the Three Months Ended March 31, 2018
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2018 YTD Cost	Opening Date	Initial Unleveraged Yield
Mall Expansion:
Parkdale Mall - Restaurant Addition	Beaumont, TX	100%	4,700	$1,315	$1,392	$249	Feb-18/ Mar-19	10.4%

(1) Total Cost is presented net of reimbursements to be received.
(2) Cost to Date does not reflect reimbursements until they are received.

Redevelopment Completed During the Three Months Ended March 31, 2018
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2018 YTD Cost	Opening Date	Initial Unleveraged Yield
Mall Redevelopment:
Frontier Mall - Sports Authority Redevelopment (Planet Fitness)	Cheyenne, WY	100%	24,750	$1,385	$624	$402	Feb-18	29.8%

(1) Total Cost is presented net of reimbursements to be received.
(2) Cost to Date does not reflect reimbursements until they are received.
Properties Under Development at March 31, 2018
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2018 YTD Cost	Expected Opening Date	Initial Unleveraged Yield
Other Developments:
EastGate Mall - CubeSmart Self-storage (3) (4)	Cincinnati, OH	50%	93,501	$4,514	$1,198	$344	Summer-18	9.9%
Laurel Park Place - Panera Bread (4)	Livonia, MI	100%	4,500	1,772	1,463	223	Summer-18	9.7%
The Shoppes at Eagle Point (5)	Cookeville, TN	50%	233,715	45,130	26,447	3,057	Fall-18	8.2%
			331,716	51,416	29,108	3,624

Mall Redevelopments:
Brookfield Square - Sears Redevelopment (Whirlyball/ Marcus Theatres) (6)	Brookfield, WI	100%	125,467	28,495	2,477	1,891	Spring-19	10.2%
Eastland Mall - JC Penney Redevelopment (H&M/Outback/Planet Fitness)	Bloomington, IL	100%	52,827	10,999	2,599	2,107	Fall-18	6.3%
East Towne Mall - Flix Brewhouse	Madison, WI	100%	40,795	9,966	7,010	1,128	Spring-18	8.4%
East Towne Mall - Portillo's	Madison, WI	100%	9,000	3,043	623	102	Winter-18	7.8%
Friendly Center - O2 Fitness	Greensboro, NC	50%	27,048	2,285	471	355	Winter-19	10.3%
Northgate Mall - Sears Auto Center Redevelopment (Aubrey's/Panda Express)	Chattanooga, TN	100%	7,500	1,797	352	171	Winter-18	7.6%
Volusia Mall - Sears Auto Center Redevelopment (Bonefish Grill/Casual Pint/Metro Diner)	Daytona Beach, FL	100%	23,341	9,632	1,822	695	Winter-18	8.2%
York Galleria - Partial JC Penney Redevelopment (Marshalls)	York, PA	100%	21,026	2,870	2,213	1,736	Winter-18	11.0%
			307,004	69,087	17,567	8,185

Total Properties Under Development			638,720	$120,503	$46,675	$11,809

(1) Total Cost is presented net of reimbursements to be received.
(2) Cost to Date does not reflect reimbursements until they are received.
(3) Yield is based on the expected yield of the stabilized project.
(4) Outparcel development adjacent to the mall.
(5) We will fund 100% of the required equity contribution so costs in the above table are shown at 100%. A portion of the community center project will be funded through a construction loan with a total borrowing capacity of $36,400.

(6) The return reflected represents a pro forma incremental return as Total Cost excludes the cost related to the acquisition of the Sears building in 2017.
The first phase of redevelopment of the former Sears building at Brookfield Square includes new dining and entertainment options such as the BistroPlex dine-in movie experience from Marcus Theaters and Whirlyball entertainment center. Later phases of the project will include several restaurants, a hotel and convention center as well as other attractions.

Shadow Development Pipeline at March 31, 2018
(Dollars in thousands)

Property	Location	CBL Ownership Interest	Total Project Square Feet	CBL's Share of Estimated Total Cost (1)	Expected Opening Date	Initial Unleveraged Yield
Mall Expansions:
Hanes Mall - Dave & Buster's	Winston-Salem, NC	100%	40,000 - 50,000	$5,000 - $7,000	Winter-19	10.0% - 12.0%
Jefferson Mall - Macy's Redevelopment (Round 1)	Louisville, KY	100%	45,000 - 55,000	9,000 - 10,000	Winter-18	6.0% - 8.0%
Total Shadow Pipeline			85,000 - 105,000	$14,000 - $17,000

(1) Total Cost is presented net of reimbursements to be received.
Planned redevelopments will feature a variety of uses such as entertainment, food and beverage, health and wellness, hotels, multi-family, and grocery stores among others. Many of these non-retail uses will be structured as joint ventures, ground leases or land sales, which will reduce required capital.
Except for the projects presented above, we do not have any other material capital commitments as of March 31, 2018.
Dispositions
During the three months ended March 31, 2018, we recognized net proceeds of approximately $12.0 million related to the sale of a community center and several outparcels. See Note 5 to the condensed consolidated financial statements for further details.
Off-Balance Sheet Arrangements
Unconsolidated Affiliates
We have ownership interests in 17 unconsolidated affiliates as of March 31, 2018 that are described in Note 6 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as investments in unconsolidated affiliates.
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

See Note 11 to the condensed consolidated statements for information related to our guarantees of unconsolidated affiliates' debt as of March 31, 2018 and December 31, 2017.
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
Our Annual Report on Form 10-K for the year ended December 31, 2017 contains a discussion of our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these policies and estimates during the three months ended March 31, 2018. Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2017.
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
During inflationary periods, substantially all of our tenant leases contain provisions designed to mitigate the impact of inflation.  These provisions include clauses enabling us to receive percentage rent based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases.  In addition, many of the leases are for terms of less than ten years, which may provide us the opportunity to replace existing leases with new leases at higher base and/or percentage rent if rents of the existing leases are below the then existing market rate.  Most of the leases require the tenants to pay a fixed amount, subject to annual increases, for their share of operating expenses, including CAM, real estate taxes, insurance and certain capital expenditures, which reduces our exposure to increases in costs and operating expenses resulting from inflation.
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
We believe that FFO provides an additional indicator of the operating performance of our properties without giving effect to real estate depreciation and amortization, which assumes the value of real estate assets declines predictably over time. Since values of real estate assets have historically risen or fallen with market conditions, we believe that FFO, which excludes historical cost depreciation and amortization, enhances investors’ understanding of our operating performance. The use of FFO as an indicator of financial performance is influenced not only by the operations of our properties and interest rates, but also by our capital structure.
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
The Company believes that it is important to identify the impact of certain significant items on its FFO measures for a reader to have a complete understanding of the Company’s results of operations. Therefore, the Company has also presented adjusted FFO measures excluding these significant items from the applicable periods. Please refer to the reconciliation of net income (loss) attributable to common shareholders to FFO allocable to Operating Partnership common unitholders below for a description of these adjustments.
FFO of the Operating Partnership decreased 22.2% to $82.9 million for the three months ended March 31, 2018 as compared to $106.6 million for the prior-year period. Excluding the adjustments noted below, FFO of the Operating Partnership, as adjusted, decreased 18.6% for the three months ended March 31, 2018 to $83.8 million compared to $103.0 million for the same period in 2017. The decrease in FFO, as adjusted, was primarily driven by $11.2 million lower property NOI as revenues declined resulting from lower occupancy and tenant bankruptcies, $3.9 million lower gains on outparcel sales and a decline of $2.5 million for sold properties.
The reconciliation of net income (loss) attributable to common shareholders to FFO allocable to Operating Partnership common unitholders is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Net income (loss) attributable to common shareholders	$(10,320)	$22,892
Noncontrolling interest in income (loss) of Operating Partnership	(1,665)	3,690
Depreciation and amortization expense of:
Consolidated properties	71,750	71,220
Unconsolidated affiliates	10,401	9,543
Non-real estate assets	(921)	(864)
Noncontrolling interests' share of depreciation and amortization	(2,166)	(1,979)
Loss on impairment, net of taxes	18,061	2,067
(Gain) loss on depreciable property	(2,236)	41
FFO allocable to Operating Partnership common unitholders	82,904	106,610
Litigation expenses (1)	—	43
Nonrecurring professional fees reimbursement (1)	—	(925)
Non-cash default interest expense (2)	916	1,307
Gain on extinguishment of debt (3)	—	(4,055)
FFO allocable to Operating Partnership common unitholders, as adjusted	$83,820	$102,980

	Three Months Ended March 31,
	2018	2017

FFO per diluted share	$0.42	$0.53

FFO, as adjusted, per diluted share	$0.42	$0.52

Weighted-average common and potential dilutive common shares outstanding with Operating Partnership units fully converted	199,694	199,281
(1) Litigation expense is included in general and administrative expense in the condensed consolidated statements of operations. Nonrecurring professional fees reimbursement is included in interest and other income in the condensed consolidated statements of operations.

(2) The three months ended March 31, 2018 includes default interest expense related to Acadiana Mall. The three months ended March 31, 2017 includes default interest expense related to Chesterfield Mall, Wausau Center and Midland Mall.

(3) The three months ended March 31, 2017 represents gain on extinguishment of debt related to the non-recourse loan secured by Midland Mall, which was conveyed to the lender in January 2017.
The reconciliation of diluted EPS to FFO per diluted share is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Diluted EPS attributable to common shareholders	$(0.06)	$0.13
Eliminate amounts per share excluded from FFO:
Depreciation and amortization expense, including amounts from consolidated properties, unconsolidated affiliates, non-real estate assets and excluding amounts allocated to noncontrolling interests	0.40	0.39
Loss on impairment, net of taxes	0.09	0.01
Gain on depreciable property	(0.01)	—
FFO per diluted share	$0.42	$0.53

The reconciliations of FFO allocable to Operating Partnership common unitholders to FFO allocable to common shareholders, including and excluding the adjustments noted above, are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
FFO allocable to Operating Partnership common unitholders	$82,904	106,610
Percentage allocable to common shareholders (1)	86.10%	85.80%
FFO allocable to common shareholders	$71,380	$91,471

FFO allocable to Operating Partnership common unitholders, as adjusted	$83,820	$102,980
Percentage allocable to common shareholders (1)	86.10%	85.80%
FFO allocable to common shareholders, as adjusted	$72,169	$88,357

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
Interest Rate Risk
Based on our proportionate share of consolidated and unconsolidated variable-rate debt at March 31, 2018, a 0.5% increase or decrease in interest rates on variable-rate debt would decrease or increase annual cash flows by approximately $5.9 million and increase or decrease annual interest expense, after the effect of capitalized interest, by approximately $5.8 million.
Based on our proportionate share of total consolidated and unconsolidated debt at March 31, 2018, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $66.7 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $68.7 million.
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
 Changes in Internal Control over Financial Reporting
In conjunction with the implementation of ASC 606, Revenue from Contracts with Customers, which was adopted on January 1, 2018, we modified some revenue recognition processes and related control activities based on the five-step model provided in the new revenue standard. We do not expect the adoption of this guidance to have a material impact on our results of operations as most of the Company's revenues are related to leasing which is not under the scope of ASC 606. There have been no other changes in the Company's or the Operating Partnership's internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations that are discussed under the caption “Risk Factors” in Part I, Item1A of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to such risk factors since the filing of our Annual Report.

ITEM 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1 – 31, 2018	525	$5.58	—	$—
February 1 - 28, 2018	46,151	4.95	—	—
March 1 - 31, 2018	—	—	—	—
Total	46,676	$4.96	—	$—

(1)	Represents shares surrendered to the Company by employees to satisfy federal and state income tax requirements related to the vesting of shares of restricted stock.

(2)
Represents the market value of the common stock on the vesting date for the shares of restricted stock, which was used to determine the number of shares required to be surrendered to satisfy income tax withholding requirements.

Operating Partnership Units
Effective February 15, 2018, the Company issued 915,338 shares of common stock to a holder of 915,338 common units of limited partnership interest in the Operating Partnership in connection with the exercise of the holder's contractual exchange rights. We believe the issuance of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, because this issuance did not involve a public offering or sale. No underwriters, brokers or finders were involved in this transaction.
There is no established public trading market for the Operating Partnership’s common units and they are not registered under Section 12 of the Securities Exchange Act of 1934. Each limited partner in the Operating Partnership has the right to exchange all or a portion of its common units for shares of the Company’s common stock, or at the Company’s election, their cash equivalent.
ITEM 3:    Defaults Upon Senior Securities
None.
ITEM 4:    Mine Safety Disclosures
Not applicable.
ITEM 5:    Other Information
None.

ITEM 6:    Exhibits
INDEX TO EXHIBITS

Exhibit Number	Description
10.2.10	CBL & Associates Properties, Inc. Named Executive Officer Annual Incentive Compensation Plan (AIP) (Fiscal Year 2018) † (1)
10.2.11	Revised Form of Performance Stock Unit Award Agreement Under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan † (1)
10.2.12	Revised Form of Named Executive Officer Stock Restriction Agreement Under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan † (1)
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of CBL & Associates Properties, Inc.
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of CBL & Associates Limited Partnership
12.3	Computation of Ratio of Earnings to Fixed Charges of CBL & Associates Properties, Inc.
12.4	Computation of Ratio of Earnings to Fixed Charges of CBL & Associates Limited Partnership
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
† A management contract or compensatory plan or arrangement.
(1) Incorporated by reference from the Company's Current Report on Form 8-K, dated February 12, 2018 and filed on February 16, 2018. Commission File No. 1-12494 and 333-182515-01

SIGNATURES

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

Date: May 10, 2018