Form 10-Q
period 2018-06-30
CBL & ASSOCIATES PROPERTIES INC; CBL & ASSOCIATES LIMITED PARTNERSHIP
filed 2018-08-09
CIK 910612, 915140

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
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
As of August 3, 2018, there were 172,667,429 shares of CBL & Associates Properties, Inc.'s common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2018 of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the "Company" mean CBL & Associates Properties, Inc. and its subsidiaries. References to the "Operating Partnership" mean CBL & Associates Limited Partnership and its subsidiaries. The terms "we," "us" and "our" refer to the Company or the Company and the Operating Partnership collectively, as the context requires.
The Company is a real estate investment trust ("REIT") whose stock is traded on the New York Stock Exchange. The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At June 30, 2018, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 85.6% limited partner interest for a combined interest held by the Company of 86.6%.
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

CBL & Associates Properties, Inc.
CBL & Associates Limited Partnership

PART I – FINANCIAL INFORMATION

ITEM 1:   Financial Statements
CBL & Associates Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

ASSETS (1)	June 30, 2018	December 31, 2017
Real estate assets:
Land	$797,045	$813,390
Buildings and improvements	6,590,133	6,723,194
	7,387,178	7,536,584
Accumulated depreciation	(2,501,864)	(2,465,095)
	4,885,314	5,071,489
Held for sale	17,412	—
Developments in progress	114,398	85,346
Net investment in real estate assets	5,017,124	5,156,835
Cash and cash equivalents	23,428	32,627
Receivables:
Tenant, net of allowance for doubtful accounts of $2,097 and $2,011 in 2018 and 2017, respectively	76,367	83,552
Other, net of allowance for doubtful accounts of $838 in 2018 and 2017	6,056	7,570
Mortgage and other notes receivable	8,429	8,945
Investments in unconsolidated affiliates	278,167	249,192
Intangible lease assets and other assets	172,438	166,087
	$5,582,009	$5,704,808

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness, net	$4,172,353	$4,230,845
Accounts payable and accrued liabilities	224,509	228,650
Total liabilities (1)	4,396,862	4,459,495
Commitments and contingencies (Note 7 and Note 11)
Redeemable noncontrolling interests	8,694	8,835
Shareholders' equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized:
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding	18	18
6.625% Series E Cumulative Redeemable Preferred Stock, 690,000 shares outstanding	7	7
Common stock, $.01 par value, 350,000,000 shares authorized, 172,661,708 and 171,088,778 issued and outstanding in 2018 and 2017, respectively	1,727	1,711
Additional paid-in capital	1,966,491	1,974,537
Dividends in excess of cumulative earnings	(880,292)	(836,269)
Total shareholders' equity	1,087,951	1,140,004
Noncontrolling interests	88,502	96,474
Total equity	1,176,453	1,236,478
	$5,582,009	$5,704,808

(1)
As of June 30, 2018, includes $638,301 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $351,039 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 6.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Operations (In thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES:
Minimum rents	$148,488	$157,609	$298,849	$317,359
Percentage rents	2,138	1,738	4,181	4,127
Other rents	2,496	3,729	4,551	7,381
Tenant reimbursements	56,614	62,231	117,227	129,522
Management, development and leasing fees	2,643	2,577	5,364	6,029
Other	2,219	1,349	4,626	2,828
Total revenues	214,598	229,233	434,798	467,246

OPERATING EXPENSES:
Property operating	29,527	30,041	62,353	64,955
Depreciation and amortization	73,566	82,509	145,316	153,729
Real estate taxes	20,456	18,687	42,304	40,770
Maintenance and repairs	12,059	11,716	25,238	25,068
General and administrative	13,490	15,752	31,794	31,834
Loss on impairment	51,983	43,203	70,044	46,466
Other	245	5,019	339	5,019
Total operating expenses	201,326	206,927	377,388	367,841
Income from operations	13,272	22,306	57,410	99,405
Interest and other income	218	31	431	1,435
Interest expense	(54,203)	(55,065)	(107,970)	(111,266)
Gain on extinguishment of debt	—	20,420	—	24,475
Gain (loss) on investments	387	(5,843)	387	(5,843)
Income tax benefit	2,235	2,920	2,880	3,720
Equity in earnings of unconsolidated affiliates	4,368	6,325	8,107	11,698
Income (loss) from continuing operations before gain on sales of real estate assets	(33,723)	(8,906)	(38,755)	23,624
Gain on sales of real estate assets	3,747	79,533	8,118	85,521
Net income (loss)	(29,976)	70,627	(30,637)	109,145
Net (income) loss attributable to noncontrolling interests in:
Operating Partnership	5,685	(5,093)	7,350	(8,783)
Other consolidated subsidiaries	494	(24,138)	393	(24,851)
Net income (loss) attributable to the Company	(23,797)	41,396	(22,894)	75,511
Preferred dividends	(11,223)	(11,223)	(22,446)	(22,446)
Net income (loss) attributable to common shareholders	$(35,020)	$30,173	$(45,340)	$53,065

Basic and diluted per share data attributable to common shareholders:
Net income (loss) attributable to common shareholders	$(0.20)	$0.18	$(0.26)	$0.31
Weighted-average common and potential dilutive common shares outstanding	172,662	171,095	172,304	171,042

Dividends declared per common share	$0.200	$0.265	$0.400	$0.530

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
 (Unaudited)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2017	$17,996	$25	$1,708	$1,969,059	$(742,078)	$1,228,714	$112,138	$1,340,852
Net income	485	—	—	—	75,511	75,511	33,149	108,660
Dividends declared - common stock	—	—	—	—	(90,680)	(90,680)	—	(90,680)
Dividends declared - preferred stock	—	—	—	—	(22,446)	(22,446)	—	(22,446)
Issuances of 336,475 shares of common stock and restricted common stock	—	—	3	423	—	426	—	426
Cancellation of 34,478 shares of restricted common stock	—	—	—	(304)	—	(304)	—	(304)
Performance stock units	—	—	—	729	—	729	—	729
Amortization of deferred compensation	—	—	—	2,275	—	2,275	—	2,275
Redemption of Operating Partnership common units	—	—	—	—	—	—	(530)	(530)
Adjustment for noncontrolling interests	1,483	—	—	(3,821)	—	(3,821)	2,338	(1,483)
Adjustment to record redeemable noncontrolling interests at redemption value	(4,286)	—	—	3,709	—	3,709	577	4,286
Deconsolidation of investment	—	—	—	—	—	—	(2,232)	(2,232)
Contributions from noncontrolling interests	—	—	—	—	—	—	263	263
Distributions to noncontrolling interests	(2,286)	—	—	—	—	—	(38,857)	(38,857)
Balance, June 30, 2017	$13,392	$25	$1,711	$1,972,070	$(779,693)	$1,194,113	$106,846	$1,300,959

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)
(Continued)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2018	$8,835	$25	$1,711	$1,974,537	$(836,269)	$1,140,004	$96,474	$1,236,478
Net loss	(418)	—	—	—	(22,894)	(22,894)	(7,325)	(30,219)
Cumulative effect of accounting change (Note 2)	—	—	—	—	11,433	11,433	—	11,433
Cumulative effect of accounting change (Note 3)	—	—	—	—	58,947	58,947	—	58,947
Dividends declared - common stock	—	—	—	—	(69,063)	(69,063)	—	(69,063)
Dividends declared - preferred stock	—	—	—	—	(22,446)	(22,446)	—	(22,446)
Issuances of 709,113 shares of common stock and restricted common stock	—	—	7	771	—	778	—	778
Conversion of 915,338 Operating Partnership common units into shares of common stock	—	—	9	3,050	—	3,059	(3,059)	—
Redemptions of Operating Partnership common units	—	—	—	—	—	—	(2,246)	(2,246)
Cancellation of 51,521 shares of restricted common stock	—	—	—	(236)	—	(236)	—	(236)
Performance stock units	—	—	—	694	—	694	—	694
Amortization of deferred compensation	—	—	—	2,010	—	2,010	—	2,010
Adjustment for noncontrolling interests	2,228	—	—	(14,037)	—	(14,037)	11,807	(2,230)
Adjustment to record redeemable noncontrolling interests at redemption value	335	—	—	(298)	—	(298)	(35)	(333)
Contributions from noncontrolling interests	—	—	—	—	—	—	7,859	7,859
Distributions to noncontrolling interests	(2,286)	—	—	—	—	—	(14,973)	(14,973)
Balance, June 30, 2018	$8,694	$25	$1,727	$1,966,491	$(880,292)	$1,087,951	$88,502	$1,176,453

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(30,637)	$109,145
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	145,316	153,729
Net amortization of deferred financing costs, debt premiums and discounts	3,593	2,126
Net amortization of intangible lease assets and liabilities	(1,436)	(883)
Gain on sales of real estate assets	(8,118)	(85,521)
(Gain) loss on investment	(387)	5,843
Write-off of development projects	339	5,019
Share-based compensation expense	3,398	3,324
Loss on impairment	70,044	46,466
Gain on extinguishment of debt	—	(24,475)
Equity in earnings of unconsolidated affiliates	(8,107)	(11,698)
Distributions of earnings from unconsolidated affiliates	9,669	9,640
Provision for doubtful accounts	2,786	2,374
Change in deferred tax accounts	(1,993)	3,750
Changes in:
Tenant and other receivables	6,173	(3,098)
Other assets	(1,269)	(6,638)
Accounts payable and accrued liabilities	(9,489)	(3,776)
Net cash provided by operating activities	179,882	205,327

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(65,988)	(93,535)
Acquisitions of real estate assets	(2,051)	(79,799)
Proceeds from sales of real estate assets	19,556	194,632
Payments received on mortgage and other notes receivable	516	1,190
Additional investments in and advances to unconsolidated affiliates	(1,529)	(4,853)
Distributions in excess of equity in earnings of unconsolidated affiliates	31,537	11,573
Changes in other assets	(4,878)	(11,203)
Net cash provided by (used in) investing activities	(22,837)	18,005

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$202,160	$494,103
Principal payments on mortgage and other indebtedness	(263,486)	(541,729)
Additions to deferred financing costs	(98)	(872)
Prepayment fees on extinguishment of debt	—	(8,500)
Proceeds from issuances of common stock	78	102
Purchases of noncontrolling interests in the Operating Partnership	(2,246)	(530)
Contributions from noncontrolling interests	7,859	263
Payment of tax withholdings for restricted stock awards	(232)	(298)
Distributions to noncontrolling interests	(17,547)	(41,162)
Dividends paid to holders of preferred stock	(22,446)	(22,446)
Dividends paid to common shareholders	(68,748)	(90,600)
Net cash used in financing activities	(164,706)	(211,669)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(7,661)	11,663
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	68,172	65,069
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$60,511	$76,732

Reconciliation from condensed consolidated statements of cash flows to condensed consolidated balance sheets:
Cash and cash equivalents	$23,428	$29,622
Restricted cash (1):
Restricted cash	5,829	2,012
Mortgage escrows	31,254	45,098
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$60,511	$76,732

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$100,185	$116,349

(1)	Included in intangible lease assets and other assets in the condensed consolidated balance sheets.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Balance Sheets
(In thousands, except unit data)
(Unaudited)

ASSETS (1)	June 30, 2018	December 31, 2017
Real estate assets:
Land	$797,045	$813,390
Buildings and improvements	6,590,133	6,723,194
	7,387,178	7,536,584
Accumulated depreciation	(2,501,864)	(2,465,095)
	4,885,314	5,071,489
Held for sale	17,412	—
Developments in progress	114,398	85,346
Net investment in real estate assets	5,017,124	5,156,835
Cash and cash equivalents	23,427	32,627
Receivables:
Tenant, net of allowance for doubtful accounts of $2,097 and $2,011 in 2018 and 2017, respectively	76,367	83,552
Other, net of allowance for doubtful accounts of $838 in 2018 and 2017	6,007	7,520
Mortgage and other notes receivable	8,429	8,945
Investments in unconsolidated affiliates	278,704	249,722
Intangible lease assets and other assets	172,319	165,967
	$5,582,377	$5,705,168

LIABILITIES, REDEEMABLE INTERESTS AND CAPITAL
Mortgage and other indebtedness, net	$4,172,353	$4,230,845
Accounts payable and accrued liabilities	224,581	228,720
Total liabilities (1)	4,396,934	4,459,565
Commitments and contingencies (Note 7 and Note 11)
Redeemable common units	8,694	8,835
Partners' capital:
Preferred units	565,212	565,212
Common units:
General partner	6,074	6,735
Limited partners	591,202	655,120
Total partners' capital	1,162,488	1,227,067
Noncontrolling interests	14,261	9,701
Total capital	1,176,749	1,236,768
	$5,582,377	$5,705,168

(1)
As of June 30, 2018, includes $638,301 of assets related to consolidated variable interest entities that can only be used to settle obligations of the consolidated variable interest entities and $351,039 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Operating Partnership. See Note 6.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership Condensed Consolidated Statements of Operations (In thousands, except per unit data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES:
Minimum rents	$148,488	$157,609	$298,849	$317,359
Percentage rents	2,138	1,738	4,181	4,127
Other rents	2,496	3,729	4,551	7,381
Tenant reimbursements	56,614	62,231	117,227	129,522
Management, development and leasing fees	2,643	2,577	5,364	6,029
Other	2,219	1,349	4,626	2,828
Total revenues	214,598	229,233	434,798	467,246

OPERATING EXPENSES:
Property operating	29,527	30,041	62,353	64,955
Depreciation and amortization	73,566	82,509	145,316	153,729
Real estate taxes	20,456	18,687	42,304	40,770
Maintenance and repairs	12,059	11,716	25,238	25,068
General and administrative	13,490	15,752	31,794	31,834
Loss on impairment	51,983	43,203	70,044	46,466
Other	245	5,019	339	5,019
Total operating expenses	201,326	206,927	377,388	367,841
Income from operations	13,272	22,306	57,410	99,405
Interest and other income	218	31	431	1,435
Interest expense	(54,203)	(55,065)	(107,970)	(111,266)
Gain on extinguishment of debt	—	20,420	—	24,475
Gain (loss) on investments	387	(5,843)	387	(5,843)
Income tax benefit	2,235	2,920	2,880	3,720
Equity in earnings of unconsolidated affiliates	4,368	6,325	8,107	11,698
Income (loss) from continuing operations before gain on sales of real estate assets	(33,723)	(8,906)	(38,755)	23,624
Gain on sales of real estate assets	3,747	79,533	8,118	85,521
Net income (loss)	(29,976)	70,627	(30,637)	109,145
Net (income) loss attributable to noncontrolling interests	494	(24,138)	393	(24,851)
Net income (loss) attributable to the Operating Partnership	(29,482)	46,489	(30,244)	84,294
Distributions to preferred unitholders	(11,223)	(11,223)	(22,446)	(22,446)
Net income (loss) attributable to common unitholders	$(40,705)	$35,266	$(52,690)	$61,848

Basic and diluted per unit data attributable to common unitholders:
Net income (loss) attributable to common unitholders	$(0.20)	$0.18	$(0.26)	$0.31
Weighted-average common and potential dilutive common units outstanding	199,767	199,371	199,731	199,326

Distributions declared per common unit	$0.209	$0.273	$0.418	$0.546

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Capital
(In thousands)
 (Unaudited)

		Number of			Common Units
	Redeemable Common Units	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Total Partners' Capital	Noncontrolling Interests	Total Capital
Balance, January 1, 2017	$17,996	25,050	199,085	$565,212	$7,781	$756,083	$1,329,076	$12,103	$1,341,179
Net income	485	—	—	22,446	631	60,732	83,809	24,851	108,660
Distributions declared - common units	(2,286)	—	—	—	(1,066)	(105,423)	(106,489)	—	(106,489)
Distributions declared - preferred units	—	—	—	(22,446)	—	—	(22,446)	—	(22,446)
Issuances of common units	—	—	336	—	—	426	426	—	426
Redemption of common units	—	—	—	—	—	(530)	(530)	—	(530)
Cancellation of restricted common stock	—	—	(35)	—	—	(304)	(304)	—	(304)
Performance stock units	—	—	—	—	7	722	729	—	729
Amortization of deferred compensation	—	—	—	—	23	2,252	2,275	—	2,275
Allocation of partners' capital	1,483	—	—	—	(52)	(1,457)	(1,509)	—	(1,509)
Adjustment to record redeemable interests at redemption value	(4,286)	—	—	—	44	4,242	4,286	—	4,286
Deconsolidation of investment	—	—	—	—	—	—	—	(2,232)	(2,232)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	263	263
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(23,048)	(23,048)
Balance, June 30, 2017	$13,392	25,050	199,386	$565,212	$7,368	$716,743	$1,289,323	$11,937	$1,301,260

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Capital
(In thousands)
(Unaudited)
(Continued)

		Number of			Common Units
	Redeemable Common Units	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Total Partners' Capital	Noncontrolling Interests	Total Capital
Balance, January 1, 2018	$8,835	25,050	199,297	$565,212	$6,735	$655,120	$1,227,067	$9,701	$1,236,768
Net income (loss)	(418)	—	—	22,446	(537)	(51,735)	(29,826)	(393)	(30,219)
Cumulative effect of accounting change (Note 2)	—	—	—	—	117	11,316	11,433	—	11,433
Cumulative effect of accounting change (Note 3)	—	—	—	—	605	58,342	58,947	—	58,947
Distributions declared - common units	(2,286)	—	—	—	(805)	(80,325)	(81,130)	—	(81,130)
Distributions declared - preferred units	—	—	—	(22,446)	—	—	(22,446)	—	(22,446)
Issuances of common units	—	—	709	—	—	778	778	—	778
Redemptions of common units	—	—	(527)	—	—	(2,246)	(2,246)	—	(2,246)
Cancellation of restricted common stock	—	—	(51)	—	—	(236)	(236)	—	(236)
Performance stock units	—	—	—	—	7	687	694	—	694
Amortization of deferred compensation	—	—	—	—	21	1,989	2,010	—	2,010
Allocation of partners' capital	2,228	—	—	—	(66)	(2,158)	(2,224)	—	(2,224)
Adjustment to record redeemable interests at redemption value	335	—	—	—	(3)	(330)	(333)	—	(333)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	7,859	7,859
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,906)	(2,906)
Balance, June 30, 2018	$8,694	25,050	199,428	$565,212	$6,074	$591,202	$1,162,488	$14,261	$1,176,749

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(30,637)	$109,145
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	145,316	153,729
Net amortization of deferred financing costs, debt premiums and discounts	3,593	2,126
Net amortization of intangible lease assets and liabilities	(1,436)	(883)
Gain on sales of real estate assets	(8,118)	(85,521)
(Gain) loss on investment	(387)	5,843
Write-off of development projects	339	5,019
Share-based compensation expense	3,398	3,324
Loss on impairment	70,044	46,466
Gain on extinguishment of debt	—	(24,475)
Equity in earnings of unconsolidated affiliates	(8,107)	(11,698)
Distributions of earnings from unconsolidated affiliates	9,663	9,641
Provision for doubtful accounts	2,786	2,374
Change in deferred tax accounts	(1,993)	3,750
Changes in:
Tenant and other receivables	6,173	(3,098)
Other assets	(1,270)	(6,638)
Accounts payable and accrued liabilities	(9,483)	(3,769)
Net cash provided by operating activities	179,881	205,335

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(65,988)	(93,535)
Acquisition of real estate assets	(2,051)	(79,799)
Proceeds from sales of real estate assets	19,556	194,632
Payments received on mortgage and other notes receivable	516	1,190
Additional investments in and advances to unconsolidated affiliates	(1,529)	(4,853)
Distributions in excess of equity in earnings of unconsolidated affiliates	31,537	11,573
Changes in other assets	(4,878)	(11,203)
Net cash provided by (used in) investing activities	(22,837)	18,005

CBL & Associates Limited Partnership Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$202,160	$494,103
Principal payments on mortgage and other indebtedness	(263,486)	(541,729)
Additions to deferred financing costs	(98)	(872)
Prepayment fees on extinguishment of debt	—	(8,500)
Proceeds from issuances of common units	78	102
Redemptions of common units	(2,246)	(530)
Contributions from noncontrolling interests	7,859	263
Payment of tax withholdings for restricted stock awards	(232)	(298)
Distributions to noncontrolling interests	(5,193)	(25,333)
Distributions to preferred unitholders	(22,446)	(22,446)
Distributions to common unitholders	(81,102)	(106,429)
Net cash used in financing activities	(164,706)	(211,669)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(7,662)	11,671
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	68,172	65,061
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$60,510	$76,732

Reconciliation from condensed consolidated statements of cash flows to condensed consolidated balance sheets:
Cash and cash equivalents	$23,427	$29,622
Restricted cash (1):
Restricted cash	5,829	2,012
Mortgage escrows	31,254	45,098
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$60,510	$76,732

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$100,185	$116,349

(1)	Included in intangible lease assets and other assets in the condensed consolidated balance sheets.

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
As of June 30, 2018, the Operating Partnership owned interests in the following properties:

		Other Properties
	Malls (1)	Associated Centers	Community Centers	Office Buildings		Total
Consolidated properties	60	20	4	5	(2)	89
Unconsolidated properties (3)	8	3	4	—		15
Total	68	23	8	5		104

(1)	Category consists of regional malls, open-air centers and outlet centers (including one mixed-use center).

(2)	Includes CBL's two corporate office buildings.

(3)	The Operating Partnership accounts for these investments using the equity method because one or more of the other partners have substantive participating rights.
At June 30, 2018, the Operating Partnership had interests in the following properties under development:

	Consolidated Properties		Unconsolidated Properties
	Malls	All Other	Malls	All Other
Development	—	—	—	3
Redevelopments	7	—	1	—
CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At June 30, 2018, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 85.6% limited partner interest for a combined interest held by CBL of 86.6%.
The noncontrolling interest in the Operating Partnership is held by CBL & Associates, Inc., its shareholders and affiliates and certain senior officers of the Company (collectively "CBL's Predecessor"), all of which contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993, and by various third parties. At June 30, 2018, CBL’s Predecessor owned a 9.1% limited partner interest and third parties owned a 4.3% limited partner interest in the Operating Partnership.  CBL's Predecessor also owned 4.1 million shares of CBL’s common stock at June 30, 2018, for a total combined effective interest of 11.2% in the Operating Partnership.
The Operating Partnership conducts the Company’s property management and development activities through its wholly owned subsidiary, CBL & Associates Management, Inc. (the “Management Company”), to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. All intercompany transactions have been eliminated. The results for the interim period ended June 30, 2018 are not necessarily indicative of the results to be obtained for the full fiscal year.
These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2017.
Reclassifications
Certain reclassifications have been made to amounts in the Company's prior-year financial statements to conform to the current period presentation. The Company reclassified certain amounts related to restricted cash in its condensed consolidated statements of cash flows for the six months ended June 30, 2017 upon the adoption of the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-18, Restricted Cash ("ASU 2016-18") in the fourth quarter of 2017, which required the change in restricted cash to be reported with cash and cash equivalents when reconciling beginning and ending amounts on the condensed consolidated statements of cash flows. The guidance was applied retrospectively to the prior period presented. As a result, restricted cash additions of $6,315, previously included in cash flows from investing activities, were reclassified to cash flows from financing activities to reflect $5,323 of principal payments on mortgage and other indebtedness and the remaining $992 difference was reclassified to the beginning-of-period and end-of-period total amounts on the condensed consolidated statement of cash flows for the six months ended June 30, 2017.
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

Accounting Guidance Not Yet Effective

Description	Expected Adoption Date & Application Method	Financial Statement Effect and Other Information
ASU 2016-02, Leases, and related subsequent amendments	January 1, 2019 - Modified Retrospective (electing optional transition method to apply at adoption date and record cumulative-effect adjustment as of January 1, 2019)
The objective of the leasing guidance is to increase transparency and comparability by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Lessees will be required to recognize a right-of-use asset and corresponding lease liability on the balance sheet for all leases with terms greater than 12 months.
The guidance applied by a lessor is substantially similar to existing GAAP and the Company expects substantially all leases will continue to be classified as operating leases under the new guidance. The Company expects to expense certain deferred lease costs due to the narrowed definition of indirect costs that may be capitalized. Of the $1,456 in deferred lease costs recorded in 2017, approximately $183 related to legal costs which would not be capitalized under the new guidance.
The Company completed an inventory of its leases in which it is a lessee and expects to record right-of-use assets for ground leases. The Company has 12 ground lease arrangements in which it is the lessee for land. As of June 30, 2018, these ground leases have future contractual payments of approximately $14,987 with maturity dates ranging from November 2021 to July 2089.
Practical expedients and accounting policy elections:
The Company plans to elect a package of practical expedients pursuant to which it will not reassess contracts to determine if they contain leases, will not reassess lease classification and will not reassess capitalization of initial direct costs related to expired or existing leases as of the adoption date. The Company also plans to use the land easements practical expedient and apply the short-term lease policy election to leases 12 months or less at inception.
The Company expects to adopt the practical expedient which allows lessors to combine lease and non-lease components if certain conditions are met. The majority of the Company's revenues will continue to be classified as leasing revenues. However, under the new guidance when a non-lease component is predominant in an arrangement, the revenues related to that contract are to be classified and reported under ASC 606, Revenue from Contracts with Customers ("ASC 606"). The Company does have contracts with anchors which own their own buildings and primarily pay for non-lease components such as common area maintenance ("CAM") and utilities.
The Company is assessing the potential impact the guidance may have on its condensed consolidated financial statements and related disclosures.

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

Note 3 – Revenues
Adoption of ASU 2014-09, and all related subsequent amendments, and ASU 2017-05
The Company adopted ASC 606 (which includes ASU 2014-09 and all related subsequent amendments) on January 1, 2018 and applied the guidance to contracts that were not complete as of January 1, 2018. The cumulative effect of adopting ASC 606 included an opening adjustment of $196 to retained earnings as of January 1, 2018 in the accounts noted below. Historical amounts for prior periods were not adjusted and will continue to be reported using the guidance in ASC 605, Revenue Recognition.
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
Contract Balances
A summary of the Company's contract assets activity during the six months ended June 30, 2018 is presented below:

Contract Assets
Balance as of January 1, 2018 (1)	$460
Tenant openings	(151)
Executed leases	212
Balance as of June 30, 2018	$521

(1)
In conjunction with the initial entry to record contract assets, $166 was also recorded in investments in unconsolidated affiliates in the condensed consolidated balance sheets to eliminate the Company's portion related to two unconsolidated affiliates.

There was no change to the $98 contract liability, recorded on January 1, 2018, during the six months ended June 30, 2018.
The Company has the following contract balances as of June 30, 2018:

		As of June 30, 2018	Expected Settlement Period
Description	Financial Statement Line Item		2018	2019	2023
Contract assets (1)	Management, development and leasing fees	$521	$(366)	$(151)	$(4)
Contract liability (2)	Other rents	98	(49)	(49)	—

(1)
Represents leasing fees recognized as revenue under third party and unconsolidated affiliates' contracts in which the remaining 50% of the commissions will be paid when the tenant opens. The tenant typically opens within a year, unless the project is in development.

(2)	Relates to a contract in which the Company received advance payments in the initial year of the multi-year contract.

Revenues
Sales taxes are excluded from revenues. The following table presents the Company's revenues disaggregated by revenue source:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Leasing revenues (1)	$209,745	$424,771
Revenues from contracts with customers (ASC 606):
Management, development and leasing fees (2)	2,643	5,364
Marketing revenues (3)	919	2,250
	3,562	7,614

Other revenues	1,291	2,413
Total revenues	$214,598	$434,798

(1)	Revenues from leases are accounted for in accordance with ASC 840, Leases.

(2)	Included in All Other segment.

(3)
Includes $917 in the Malls segment and $2 in the All Other segment for the three months ended June 30, 2018. Includes $2,243 in the Malls segment and $7 in the All Other segment for the six months ended June 30, 2018. See Note 9 for information on the Company's segments.

Leasing Revenues
The majority of the Company’s revenues are earned through the lease of space at its properties. Lease revenues include minimum rent, percentage rent, other rents and reimbursements from tenants for real estate taxes, insurance, CAM and other operating expenses as provided in the lease agreements.
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
Outstanding Performance Obligations
As of June 30, 2018 the Company had no outstanding performance obligations related to contracts with customers.
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
Fair Value Measurements on a Recurring Basis
The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments.  Based on the interest rates for similar financial instruments, the carrying value of mortgage and other notes receivable is a reasonable estimate of fair value.  The estimated fair value of mortgage and other indebtedness was $4,007,245 and $4,199,357 at June 30, 2018 and December 31, 2017, respectively.  The fair value was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently.
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
Long-lived Assets Measured at Fair Value in 2018
The following table sets forth information regarding the Company's assets that are measured at fair value on a nonrecurring basis and related impairment charges for the six months ended June 30, 2018:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss on Impairment
Long-lived assets	$51,640	$—	$—	$51,640	$70,044
During the six months ended June 30, 2018, the Company recognized an impairment of real estate of $70,044 related to two malls:

Impairment Date	Property	Location	Segment Classification	Loss on Impairment	Fair Value
March	Janesville Mall (1)	Janesville, WI	Malls	$18,061	$17,640
June	Cary Towne Center (2)	Cary, NC	Malls	51,983	34,000
				$70,044	$51,640

(1)
The Company adjusted the book value of the mall to its estimated fair value based upon a net sales price of $17,640 in a signed contract with a third party buyer, adjusted to reflect estimated disposition costs. The mall was classified as held for sale as of June 30, 2018 and was subsequently sold in July 2018. See Note 5 and Note 14 for additional information.

(2)
In June 2018, the Company was notified by IKEA that, as a result of a shift in its corporate strategy, it was terminating the contract to purchase land at the mall upon which it would develop and open a store. Under the terms of the interest-only non-recourse loan secured by the mall, the loan matures on the date the IKEA contract terminates if that date is prior to the scheduled maturity date of March 5, 2019. The Company engaged in conversations with the lender regarding a potential restructure of the loan. Based on the results of these conversations, the Company concluded that an impairment was required because it was unlikely to recover the asset's net carrying value through future cash flows. Management determined the fair value of Cary Towne Center using a discounted cash flow methodology. The discounted cash flow used assumptions including a 10-year holding period, a capitalization rate of 12.0% and a discount rate of 13%. See Note 7 for information related to the mortgage loan.

Long-lived Assets Measured at Fair Value in 2017
The following table sets forth information regarding the Company's assets, which are included in the Company's condensed consolidated balance sheets as of June 30, 2018, that were measured at fair value on a nonrecurring basis and related impairment charges for the year ended December 31, 2017:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets	$81,350	$—	$—	$81,350
During the year ended December 31, 2017, the Company wrote down the book value of the following properties:

Impairment Date	Property	Location	Segment Classification	Loss on Impairment	Fair Value
June	Acadiana Mall (1)	Lafayette, LA	Malls	$43,007	$67,300
September	Hickory Point Mall (2)	Forsyth, IL	Malls	24,525	14,050
				$67,532	$81,350

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

Note 5 – Dispositions and Held for Sale
The Company evaluates its disposals utilizing the guidance in ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Based on its analysis, the Company determined that the dispositions described below do not meet the criteria for classification as discontinued operations and are not considered to be significant disposals based on its quantitative and qualitative evaluation. Thus, the results of operations of the properties described below, as well as any related gains, are included in net income for all periods presented, as applicable.
2018 Dispositions
Net proceeds realized from the 2018 disposition listed below were used to reduce the outstanding balances on the Company's credit facilities. The following is a summary of the Company's 2018 disposition:

				Sales Price
Sales Date	Property	Property Type	Location	Gross	Net	Gain
March	Gulf Coast Town Center - Phase III	All Other	Ft. Myers, FL	$9,000	$8,769	$2,236
The Company also realized a gain of $5,882 primarily related to the sale of five outparcels and proceeds from several outparcels taken through eminent domain proceedings during the six months ended June 30, 2018.

2018 Held for Sale
Janesville Mall was classified as held for sale at June 30, 2018 and the $17,412 on the condensed consolidated balance sheets represents the Company's related net investment in real estate assets at June 30, 2018, which approximates 0.3% of the Company's total assets as of June 30, 2018. There are no other material assets or liabilities associated with this mall. The mall was sold subsequent to June 30, 2018. See Note 14 for additional information.
Note 6 – Unconsolidated Affiliates and Noncontrolling Interests
Unconsolidated Affiliates
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
At June 30, 2018, the Company had investments in 18 entities, which are accounted for using the equity method of accounting. The Company's ownership interest in these unconsolidated affiliates ranges from 10.0% to 65.0%. Of these entities, 13 are owned in 50/50 joint ventures.
Self Storage at Mid Rivers, LLC
In April 2018, the Company entered into a 50/50 joint venture, Self Storage at Mid Rivers, LLC, to develop a self-storage facility adjacent to Mid Rivers Mall. The Company recorded a $387 gain on investment related to land which it contributed to the joint venture. The unconsolidated affiliate is a VIE. See additional information in Variable Interest Entities below. In conjunction with the formation of the joint venture, the unconsolidated affiliate closed on a construction loan. See details below under 2018 Financings.
Condensed Combined Financial Statements - Unconsolidated Affiliates
Condensed combined financial statement information of the unconsolidated affiliates is as follows:

	June 30, 2018	December 31, 2017
ASSETS
Investment in real estate assets	$2,096,677	$2,089,262
Accumulated depreciation	(650,239)	(618,922)
	1,446,438	1,470,340
Developments in progress	67,143	36,765
Net investment in real estate assets	1,513,581	1,507,105
Other assets	195,749	201,114
Total assets	$1,709,330	$1,708,219

	June 30, 2018	December 31, 2017
LIABILITIES
Mortgage and other indebtedness, net	$1,312,520	$1,248,817
Other liabilities	45,920	41,291
Total liabilities	1,358,440	1,290,108

OWNERS' EQUITY
The Company	185,687	216,292
Other investors	165,203	201,819
Total owners' equity	350,890	418,111
Total liabilities and owners' equity	$1,709,330	$1,708,219

	Total for the Three Months Ended June 30,
	2018	2017
Total revenues	$55,083	$58,156
Depreciation and amortization	(19,525)	(19,496)
Interest income	351	430
Interest expense	(13,019)	(13,146)
Operating expenses	(16,831)	(16,639)
Income from continuing operations before gain (loss) on sales of real estate assets	6,059	9,305
Gain (loss) on sales of real estate assets	1,183	(6)
Net income (1)	$7,242	$9,299

(1)	The Company's share of net income is $4,368 and $6,325 for the three months ended June 30, 2018 and 2017, respectively.

	Total for the Six Months Ended June 30,
	2018	2017
Total revenues	$112,264	$117,855
Depreciation and amortization	(39,312)	(40,125)
Interest income	704	830
Interest expense	(25,477)	(25,984)
Operating expenses	(36,811)	(35,387)
Income from continuing operations before gain (loss) on sales of real estate assets	11,368	17,189
Gain (loss) on sales of real estate assets	1,183	(77)
Net income (1)	$12,551	$17,112

(1)	The Company's share of net income is $8,107 and $11,698 for the six months ended June 30, 2018 and 2017, respectively.

Financings - Unconsolidated Affiliates
All of the debt on the properties owned by the unconsolidated affiliates is non-recourse, except for debt secured by Ambassador Infrastructure, Hammock Landing, The Pavilion at Port Orange, The Shoppes at Eagle Point and the self-storage developments adjacent to EastGate Mall and Mid Rivers Mall. See Note 11 for a description of guarantees the Operating Partnership has issued related to these unconsolidated affiliates.

2018 Financings
The Company's unconsolidated affiliates had the following loan activity in 2018:

Date	Property	Stated Interest Rate	Maturity Date		Amount Financed or Extended
April	CoolSprings Galleria (1)	4.839%	May 2028		$155,000
April	Self-storage development - Mid Rivers Mall (2)	LIBOR + 2.75%	April 2023		5,987
May	Hammock Landing - Phase I	LIBOR + 2.25%	February 2021	(3)	41,997
May	Hammock Landing - Phase II	LIBOR + 2.25%	February 2021	(3)	16,217
May	The Pavilion at Port Orange	LIBOR + 2.25%	February 2021	(3)	56,738

(1)
CBL/T-C, LLC, a 50/50 joint venture, closed on a non-recourse loan. Proceeds from the loan were used to retire a $97,732 loan, which was due to mature in June 2018. See 2018 Loan Repayment below for more information. The Company's share of excess proceeds were used to reduce outstanding balances on its credit facilities.

(2)
Self Storage at Mid Rivers, LLC, a 50/50 joint venture, closed on a construction loan with a total borrowing capacity of up to $5,987 for the development of a climate controlled self-storage facility adjacent to Mid Rivers Mall in St. Peters, MO. The Operating Partnership has guaranteed 100% of the loan. See Note 11 for more information.

(3)
The loans were amended to extend the maturity dates to February 2021. Each loan has two one-year extension options for an outside maturity date of February 2023. The interest rate increased from a variable rate of LIBOR plus 2.0%. The Operating Partnership's guaranty also increased to 50%.

2018 Loan Repayment
The loan, secured by the related unconsolidated property, was retired in 2018:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid
April	CoolSprings Galleria (1)	6.98%	June 2018	$97,732

(1)	The loan secured by the property was retired using a portion of the net proceeds from a $155,000 fixed-rate loan. See 2018 Financings above for more information.
Noncontrolling Interests
Noncontrolling interests consist of the following:

	As of
	June 30, 2018	December 31, 2017
Noncontrolling interests:
Operating Partnership	$74,241	$86,773
Other consolidated subsidiaries	14,261	9,701
	$88,502	$96,474
Common Unit Activity
In the second quarter of 2018, the Operating Partnership elected to pay cash of $2,246 to two holders of 526,510 common units of limited partnership interest in the Operating Partnership upon the exercise of their conversion rights.
In the first quarter of 2018, the Company issued 915,338 shares of common stock to a holder of 915,338 common units of limited partnership interest in the Operating Partnership in connection with the exercise of the holder's contractual exchange rights.

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
Consolidated VIEs
As of June 30, 2018, the Company had investments in 19 consolidated VIEs with ownership interests ranging from 50% to 95%.
Jarnigan Road II, LLC was wholly-owned by Jarnigan Road LP. During the quarter ended June 30, 2018, its ownership was restructured such that it became a wholly-owned subsidiary of the Management Company and is now a separate reportable VIE.
Unconsolidated VIEs
The table below lists the Company's unconsolidated VIEs as of June 30, 2018:

	Investment in Real Estate Joint Ventures and Partnerships	Maximum Risk of Loss
Ambassador Infrastructure, LLC (1)	$—	$10,605
EastGate Storage, LLC (1)	1,205	6,500
G&I VIII CBL Triangle LLC	1,158	1,158
Self Storage at Mid Rivers, LLC (1) (2)	985	5,987
Shoppes at Eagle Point, LLC (1)	16,679	36,400

(1)	The debt is guaranteed by the Operating Partnership at 100%. See Note 11 for more information.

(2)	See above for additional information on this new unconsolidated affiliate.
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
The Company also provides a similar limited guarantee of the Operating Partnership's obligations with respect to its unsecured credit facilities and three unsecured term loans as of June 30, 2018.

Debt of the Operating Partnership
Net mortgage and other indebtedness consisted of the following:

	June 30, 2018		December 31, 2017
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties	$1,736,299	5.32%	$1,796,203	5.33%
Senior unsecured notes due 2023 (2)	447,196	5.25%	446,976	5.25%
Senior unsecured notes due 2024 (3)	299,949	4.60%	299,946	4.60%
Senior unsecured notes due 2026 (4)	616,236	5.95%	615,848	5.95%
Total fixed-rate debt	3,099,680	5.37%	3,158,973	5.37%
Variable-rate debt:
Non-recourse loan on operating property	10,774	4.24%	10,836	3.37%
Recourse loans on operating properties	80,790	4.61%	101,187	4.00%
Unsecured lines of credit	112,625	3.18%	93,787	2.56%
Unsecured term loans	885,000	3.43%	885,000	2.81%
Total variable-rate debt	1,089,189	3.50%	1,090,810	2.90%
Total fixed-rate and variable-rate debt	4,188,869	4.88%	4,249,783	4.74%
Unamortized deferred financing costs	(16,516)		(18,938)
Total mortgage and other indebtedness, net	$4,172,353		$4,230,845

(1)	Weighted-average interest rate includes the effect of debt premiums and discounts, but excludes amortization of deferred financing costs.

(2)	The balance is net of an unamortized discount of $2,804 and $3,024 as of June 30, 2018 and December 31, 2017, respectively.

(3)	The balance is net of an unamortized discount of $51 and $54 as of June 30, 2018 and December 31, 2017, respectively.

(4)	The balance is net of an unamortized discount of $8,764 and $9,152 as of June 30, 2018 and December 31, 2017, respectively.

Senior Unsecured Notes

Description	Issued (1)	Amount	Interest Rate (2)	Maturity Date (3)
2023 Notes	November 2013	$450,000	5.25%	December 2023
2024 Notes	October 2014	300,000	4.60%	October 2024
2026 Notes	December 2016 / September 2017	625,000	5.95%	December 2026

(1)	Issued by the Operating Partnership. CBL is a limited guarantor of the Operating Partnership's obligations under the Notes as described above.

(2)
Interest is payable semiannually in arrears. The interest rate for the 2024 Notes and the 2023 Notes is subject to an increase ranging from 0.25% to 1.00% from time to time if, on or after January 1, 2016 and prior to January 1, 2020, the ratio of secured debt to total assets of the Company, as defined, is greater than 40% but less than 45%. The required ratio of secured debt to total assets for the 2026 Notes is 40% or less. As of June 30, 2018, this ratio was 23% as shown below.

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
Each facility bears interest at LIBOR plus a spread of 0.875% to 1.550% based on the credit ratings for the Operating Partnership's senior unsecured long-term indebtedness. As of June 30, 2018, the Operating Partnership's interest rate based on the credit ratings of its unsecured long-term indebtedness of Ba1 from Moody's Investors Service ("Moody's"), BBB- from Standard & Poor's ("S&P") and BB+ from Fitch Ratings ("Fitch") is LIBOR plus 1.200%. Additionally, the Company pays an annual facility fee that ranges from 0.125% to 0.300% of the total capacity of each facility based on the credit ratings described above. As of June 30, 2018, the annual facility fee was 0.25%. The three unsecured lines of credit had a weighted-average interest rate of 3.18% at June 30, 2018.
See Note 14 for a change in the S&P rating made subsequent to June 30, 2018 which impacts the interest rate on the Company's unsecured credit facilities.
The following summarizes certain information about the Company's unsecured lines of credit as of June 30, 2018:

	Total Capacity		Total Outstanding		Maturity Date	Extended Maturity Date
Wells Fargo - Facility A	$500,000	(1)	$—		October 2019	October 2020	(2)
First Tennessee	100,000	(3)	56,606		October 2019	October 2020	(4)
Wells Fargo - Facility B	500,000	(1)	56,019	(5)	October 2020
	$1,100,000	(6)	$112,625

(1)	Up to $30,000 of the capacity on this facility can be used for letters of credit.

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

(5)	There was $4,833 outstanding on this facility as of June 30, 2018 for letters of credit.

(6)	See debt covenant section below for limitation on excess capacity.
Unsecured Term Loans
The Company has a $350,000 unsecured term loan, which bears interest at a variable rate of LIBOR plus 1.35% based on the credit ratings for the Operating Partnership's senior unsecured long-term indebtedness. The loan has a maturity date of October 2018 and has a one-year extension option, subject to continued compliance with the terms of the loan agreement, for an outside maturity date of October 2019. At June 30, 2018, the outstanding borrowings of $350,000 had an interest rate of 3.33%.
The Company has a $490,000 unsecured term loan, which bears interest at a variable rate of LIBOR plus 1.50% based on the credit ratings for the Operating Partnership's senior unsecured long-term indebtedness. In July 2018, the principal balance will be reduced to $300,000. The loan matures in July 2020 and has two one-year extension options, the second of which is at the lenders' discretion, for a July 2022 extended maturity date. At June 30, 2018, the outstanding borrowings of $490,000 had an interest rate of 3.48%.
The Company has a $45,000 unsecured term loan, which bears interest at a variable rate of LIBOR plus 1.65%. The loan matures in June 2021 and has a one-year extension option at the Company's election, subject to continued compliance with the terms of the loan agreement, for an outside maturity date of June 2022. At June 30, 2018, the outstanding borrowings of $45,000 had an interest rate of 3.63%.
Subsequent to June 30, 2018, the Company paid down a portion of the $490,000 unsecured term loan. See Note 14 for more information.
See Note 14 for a change in the S&P rating made subsequent to June 30, 2018 which impacts the interest rate on two of the Company's unsecured term loans.

Financial Covenants and Restrictions
The agreements for the unsecured lines of credit, the Notes and unsecured term loans contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum unencumbered asset and interest ratios, maximum secured indebtedness ratios, maximum total indebtedness ratios and limitations on cash flow distributions.  The Company believes that it was in compliance with all financial covenants and restrictions at June 30, 2018.
Unsecured Lines of Credit and Unsecured Term Loans
The following presents the Company's compliance with key covenant ratios, as defined, of the credit facilities and term loans as of June 30, 2018:

Ratio	Required	Actual
Debt to total asset value	< 60%	52%
Unsecured indebtedness to unencumbered asset value	< 60%	49%		(1)
Unencumbered NOI to unsecured interest expense	> 1.75x	2.9	x
EBITDA to fixed charges (debt service)	> 1.5x	2.3	x

(1)
The debt covenant limits the total amount of unsecured indebtedness the Company may have outstanding, which varies over time based on the ratio. Based on the Company’s outstanding unsecured indebtedness as of June 30, 2018, the total amount available to the Company on its lines of credit was $667,799. Therefore, the Company had additional availability of $550,341 based on the outstanding balances of the lines of credit as of June 30, 2018.

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
Senior Unsecured Notes
The following presents the Company's compliance with key covenant ratios, as defined, of the Notes as of June 30, 2018:

Ratio	Required	Actual
Total debt to total assets	< 60%	52%
Secured debt to total assets	< 45% (1)	23%
Total unencumbered assets to unsecured debt	> 150%	214%
Consolidated income available for debt service to annual debt service charge	> 1.5x	2.9x

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
Mortgages on Operating Properties
2018 Financings
In March 2018, the Company exercised an option to extend the loan secured by Statesboro Crossing to June 2019. In April 2018, the Company further extended the loan secured by Phase II of The Outlet Shoppes at El Paso to July 2018. Subsequent to June 30, 2018, the Company extended this operating property loan. See Note 14 for additional information.

2018 Loan Repayment
The Company repaid the following loan, secured by the related consolidated Property, in 2018 with borrowings from its credit facilities:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid
January	Kirkwood Mall	5.75%	April 2018	$37,295
Other
On June 4, 2018, the Company was notified by IKEA that, as a result of a shift in its corporate strategy, it was terminating the contract to purchase land at Cary Towne Center, upon which it would develop and open a store. In accordance with the terms of the $46,716 interest-only non-recourse loan that is secured by the mall, the loan matured on the date of the IKEA contract termination and is in default as of June 30, 2018. Subsequent to June 30, 2018, the Company and the lender executed a forbearance agreement. See Note 4 for information on the loss on impairment of real estate that the Company recorded in June 2018.
Scheduled Principal Payments
As of June 30, 2018, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, including construction loans and lines of credit, are as follows:

2018	$644,007
2019	305,957
2020	563,087
2021	498,168
2022	431,331
Thereafter	1,635,795
4,078,345
Unamortized discounts	(11,619)
Unamortized deferred financing costs	(16,516)
Principal balance of loan secured by Lender Mall in foreclosure (1)	122,143
Total mortgage and other indebtedness, net	$4,172,353

(1)	Represents the principal balance of the non-recourse loan, secured by Acadiana Mall, which is in default. The loan matured in 2017.
Of the $644,007 of scheduled principal payments in 2018, $80,709 relates to the maturing principal balance of three operating property loans, $540,000 represents the aggregate principal balance due in 2018 of two unsecured term loans (the $350,000 unsecured term loan and $190,000 of the $490,000 unsecured term loan) and $23,298 relates to scheduled principal amortization. Subsequent to June 30, 2018, the Company repaid $190,000 of the unsecured term loan. See Note 14 for details. The Company also entered into a forbearance agreement with the lender on the loan secured by Cary Towne Center subsequent to June 30, 2018. Of the operating property loans with 2018 maturity dates, one of the loans, which is scheduled to mature in December 2018, has a December 2019 extension option.
The Company is in the process of refinancing its $350,000 unsecured term loan, which matures in October 2018 and has an October 2019 extension option, as well as its unsecured credit facilities totaling $1,100,000 in capacity, which mature in October 2020. Based on preliminary discussions with the lenders, there is a high likelihood the term loan and credit facilities will be collateralized to allow financial and operational flexibility.
The Company’s mortgage and other indebtedness had a weighted-average maturity of 3.9 years as of June 30, 2018 and 4.4 years as of December 31, 2017.

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
Mortgage and other notes receivable consist of the following:

		As of June 30, 2018		As of December 31, 2017
	Maturity Date	Interest Rate	Balance	Interest Rate	Balance
Mortgages:
Columbia Place Outparcel	Feb 2022	5.00%	$293	5.00%	$302
One Park Place	May 2022	5.00%	890	5.00%	1,010
Village Square (1)	Sep 2018	4.00%	1,569	4.00%	1,596
Other (2)	Dec 2016 - Jan 2047	4.60% - 9.50%	2,510	4.07% - 9.50%	2,510
			5,262		5,418
Other Notes Receivable:
ERMC	Sep 2021	4.00%	2,523	4.00%	2,855
Southwest Theaters LLC	Apr 2026	5.00%	644	5.00%	672
			3,167		3,527

			$8,429		$8,945

(1)	The note was amended to extend the maturity date and restructure the monthly payment amount.

(2)	The $1,100 note with D'Iberville Promenade, LLC, with a maturity date of December 2016, is in default.
Note 9 – Segment Information
The Company measures performance and allocates resources according to property type, which is determined based on certain criteria such as type of tenants, capital requirements, economic risks, leasing terms, and short and long-term returns on capital. Rental income and tenant reimbursements from tenant leases provide the majority of revenues from all segments.
The Company's segment information for the three and six months ended June 30, 2017 has been retrospectively revised from previously reported amounts to reflect a change in our reportable segments. The Company no longer separately presents quantitatively and qualitatively insignificant reportable segments. Information on the Company’s reportable segments is presented as follows:

Three Months Ended June 30, 2018	Malls	All Other (1)	Total
Revenues (2)	$195,942	$18,656	$214,598
Property operating expenses (3)	(57,940)	(4,102)	(62,042)
Interest expense	(25,962)	(28,241)	(54,203)
Other expense	(35)	(210)	(245)
Gain on sales of real estate assets	—	3,747	3,747
Segment profit (loss)	$112,005	$(10,150)	101,855
Depreciation and amortization expense			(73,566)
General and administrative expense			(13,490)
Interest and other income			218
Loss on impairment			(51,983)
Gain on investment			387
Income tax benefit			2,235
Equity in earnings of unconsolidated affiliates			4,368
Net loss			$(29,976)
Capital expenditures (4)	$32,779	$5,043	$37,822

Three Months Ended June 30, 2017	Malls	All Other (1)	Total
Revenues (2)	$213,793	$15,440	$229,233
Property operating expenses (3)	(56,794)	(3,650)	(60,444)
Interest expense	(31,314)	(23,751)	(55,065)
Other expense	—	(5,019)	(5,019)
Gain on sales of real estate assets	77,428	2,105	79,533
Segment profit (loss)	$203,113	$(14,875)	188,238
Depreciation and amortization expense			(82,509)
General and administrative expense			(15,752)
Interest and other income			31
Gain on extinguishment of debt			20,420
Loss on impairment			(43,203)
Loss on investment			(5,843)
Income tax benefit			2,920
Equity in earnings of unconsolidated affiliates			6,325
Net income			$70,627
Capital expenditures (4)	$38,348	$1,393	$39,741

Six Months Ended June 30, 2018	Malls	All Other (1)	Total
Revenues (2)	$396,657	$38,141	$434,798
Property operating expenses (3)	(121,769)	(8,126)	(129,895)
Interest expense	(51,736)	(56,234)	(107,970)
Other expense	(84)	(255)	(339)
Gain on sales of real estate assets	—	8,118	8,118
Segment profit (loss)	$223,068	$(18,356)	204,712
Depreciation and amortization expense			(145,316)
General and administrative expense			(31,794)
Interest and other income			431
Loss on impairment			(70,044)
Gain on investment			387
Income tax benefit			2,880
Equity in earnings of unconsolidated affiliates			8,107
Net loss			$(30,637)
Capital expenditures (4)	$67,081	$7,392	$74,473

Six Months Ended June 30, 2017	Malls	All Other (1)	Total
Revenues (2)	$435,724	$31,522	$467,246
Property operating expenses (3)	(123,324)	(7,469)	(130,793)
Interest expense	(64,559)	(46,707)	(111,266)
Other expense	—	(5,019)	(5,019)
Gain on sales of real estate assets	77,428	8,093	85,521
Segment profit (loss)	$325,269	$(19,580)	305,689
Depreciation and amortization expense			(153,729)
General and administrative expense			(31,834)
Interest and other income			1,435
Gain on extinguishment of debt			24,475
Loss on impairment			(46,466)
Loss on investment			(5,843)

Six Months Ended June 30, 2017	Malls	All Other (1)	Total
Income tax benefit			3,720
Equity in earnings of unconsolidated affiliates			11,698
Net income			$109,145
Capital expenditures (4)	$79,044	$4,553	$83,597

Total Assets	Malls	All Other (1)	Total
June 30, 2018	$5,045,948	$536,061	$5,582,009

December 31, 2017	$5,152,789	$552,019	$5,704,808

(1)	The All Other category includes associated centers, community centers, mortgage and other notes receivable, office buildings and the Management Company.

(2)	Management, development and leasing fees are included in the All Other category. See Note 3 for information on the Company's revenues disaggregated by revenue source for each of the above segments.

(3)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.

(4)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.
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
Due to a net loss for the three and six months periods ended June 30, 2018, the computation of diluted EPS does not include contingently issuable shares due to their anti-dilutive nature. Had the Company reported net income for the three months ended June 30, 2018, the denominator for diluted EPS would have been 172,867, including 205 contingently issuable shares related to performance stock unit ("PSU") awards. Had the Company reported net income for the for the six months ended June 30, 2018, the denominator for diluted EPS would have been 172,715, including 411 contingently issuable shares related to PSU awards.
Earnings per Unit of the Operating Partnership
Basic earnings per unit (“EPU”) is computed by dividing net income (loss) attributable to common unitholders by the weighted-average number of common units outstanding for the period. Diluted EPU assumes the issuance of common units for all potential dilutive common units outstanding.
Due to a net loss for the three and six months periods ended June 30, 2018, the computation of diluted EPU does not include contingently issuable units due to their anti-dilutive nature. Had the Operating Partnership reported net income for the three months ended June 30, 2018, the denominator for diluted EPU would have been 199,972, including 205 contingently issuable units related to PSU awards. Had the Operating Partnership reported net income for the for the six months ended June 30, 2018, the denominator for diluted EPU would have been 200,142, including 411 contingently issuable units related to PSU awards.
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
The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018							Obligation Recorded to Reflect Guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership		Maximum Guaranteed Amount	Debt Maturity Date (1)		6/30/2018	12/31/2017
West Melbourne I, LLC - Phase I (2)	50%	$41,932	50%	(3)	$20,966	Feb-2021	(3)	$210	$86
West Melbourne I, LLC - Phase II (2)	50%	16,187	50%	(3)	8,094	Feb-2021	(3)	81	33
Port Orange I, LLC	50%	56,645	50%	(3)	28,322	Feb-2021	(3)	292	116
Ambassador Infrastructure, LLC	65%	10,605	100%		10,605	Aug-2020		106	177
Shoppes at Eagle Point, LLC	50%	22,647	100%	(4)	36,400	Oct-2020	(5)	364	364
EastGate Storage, LLC	50%	1,511	100%	(6)	6,500	Dec-2022		65	65
Self Storage at Mid Rivers, LLC (7)	50%	—	100%		5,987	Apr-2023		59	—
			Total guaranty liability					$1,177	$841

(1)	Excludes any extension options.

(2)	The loan is secured by Hammock Landing - Phase I and Hammock Landing - Phase II, respectively.

(3)
The loan was amended in May 2018 to extend the maturity date and increase the guaranty from 20%. The loan has two one-year extension options for an outside maturity date of February 2023. See Note 6 for more information.

(4)	The guaranty will be reduced to 35% once construction is complete.

(5)	The loan has one two-year extension option, at the joint venture's election, for an outside maturity date of October 2022.

(6)	Once construction is complete, the guaranty will be reduced to 50%. The guaranty will be further reduced to 25% once certain debt and operational metrics are met.

(7)
The Company received a 1% fee for the guaranty when the loan was issued in April 2018. The guaranty will be reduced to 50% once construction is complete. The guaranty will be further reduced to 25% once certain debt and operational metrics are met. See Note 6 for additional information.

The Company has guaranteed the lease performance of York Town Center, LP ("YTC"), an unconsolidated affiliate in which the Company owns a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $13,200 as of June 30, 2018.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not include an obligation for this guaranty because it determined that the fair value of the guaranty was not material as of June 30, 2018 and December 31, 2017.
Performance Bonds
The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $17,309 and $16,998 at June 30, 2018 and December 31, 2017, respectively.
Note 12 – Share-Based Compensation
As of June 30, 2018, the Company has outstanding awards under the CBL & Associates Properties, Inc. 2012 Stock Incentive Plan ("the 2012 Plan"), which was approved by the Company's shareholders in May 2012. The 2012 Plan permits the Company to issue stock options and common stock to selected officers, employees and non-employee directors of the Company up to a total of 10,400,000 shares. As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expense associated with the Company's share-based compensation plan.
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
Share-based compensation expense related to the restricted stock awards was $709 and $933 for the three months ended June 30, 2018 and 2017, respectively, and $2,476 and $2,363 for the six months ended June 30, 2018 and 2017, respectively. Share-based compensation cost capitalized as part of real estate assets was $102 and $85 for the three months ended June 30, 2018 and 2017, respectively, and $224 and $214 for the six months ended June 30, 2018 and 2017, respectively.
A summary of the status of the Company’s nonvested restricted stock awards as of June 30, 2018, and changes during the six months ended June 30, 2018, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2018	642,359	$13.23
Granted	693,064	$4.55
Vested	(409,792)	$9.64
Forfeited	(4,750)	$9.21
Nonvested at June 30, 2018	920,881	$8.31
As of June 30, 2018, there was $6,311 of total unrecognized compensation cost related to nonvested stock awards granted under the plans, which is expected to be recognized over a weighted-average period of 2.7 years.

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
Performance Stock Units
A summary of the status of the Company’s PSU activity as of June 30, 2018, and changes during the six months ended June 30, 2018, is presented below:

	PSUs	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2018	560,371	$5.91
2018 PSUs granted	741,977	$2.63
Outstanding at June 30, 2018 (1)	1,302,348	$4.04

(1)	None of the PSUs outstanding at June 30, 2018 were vested.
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
The fair value of the potential cash component related to the 2018 PSUs is measured at each reporting period, using the same methodology as was used at the initial grant date, and classified as a liability on the condensed consolidated balance sheet as of June 30, 2018 with an adjustment to compensation expense. If the performance criterion is not satisfied at the end of the performance period for the 2018 PSUs, previously recognized compensation expense related to the liability-classified awards would be reversed as there would be no value at the settlement date.
Share-based compensation expense related to the PSUs was $533 and $385 for the three months ended June 30, 2018 and 2017, respectively, and $952 and $729 for the six months ended June 30, 2018 and 2017, respectively. Unrecognized compensation costs related to the PSUs was $3,937 as of June 30, 2018, which is expected to be recognized over a weighted-average period of 3.9 years.

The following table summarizes the assumptions used in the Monte Carlo simulation pricing model related to the PSUs:

	2018 PSUs	2017 PSUs	2016 PSUs
Grant date	February 12, 2018	February 7, 2017	February 10, 2016
Fair value per share on valuation date (1)	$4.76	$6.86	$4.98
Risk-free interest rate (2)	2.36%	1.53%	0.92%
Expected share price volatility (3)	42.02%	32.85%	30.95%

(1)
The value of the PSU awards is estimated on the date of grant using a Monte Carlo simulation model. The valuation consists of computing the fair value using CBL's simulated stock price as well as TSR over a three-year performance period. The award is modeled as a contingent claim in that the expected return on the underlying shares is risk-free and the rate of discounting the payoff of the award is also risk-free. The weighted-average fair value per share related to the 2018 PSUs classified as equity consists of 240,164 shares at a fair value of $3.13 (which relate to relative TSR) and 120,064 shares at a fair value of $1.63 per share (which relate to absolute TSR). The weighted-average fair value per share related to the 2017 PSUs consists of 115,082 shares at a fair value of $5.62 per share and 162,294 shares at a fair value of $7.74 per share.

(2)	The risk-free interest rate was based on the yield curve on zero-coupon U.S. Treasury securities in effect as of the valuation date, which is the respective grant date listed above.

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

Note 13 – Noncash Investing and Financing Activities
The Company’s noncash investing and financing activities were as follows:

	Six Months Ended June 30,
	2018	2017
Accrued dividends and distributions payable	$41,656	$54,376
Additions to real estate assets accrued but not yet paid	23,318	15,842
Note receivable from sale of outparcel	—	1,802
Conversion of Operating Partnership units for common stock (1)	3,059	—
Deconsolidation upon contribution/assignment of interests in joint venture: (1)
Decrease in real estate assets	(587)	(9,131)
Increase in investment in unconsolidated affiliates	974	—
Decrease in mortgage and other indebtedness	—	2,466
Decrease in operating assets and liabilities	—	1,286
Decrease in noncontrolling interest and joint venture interest	—	2,232
Transfer of real estate assets in settlement of mortgage debt obligation:
Decrease in real estate assets	—	(139,623)
Decrease in mortgage and other indebtedness	—	171,953
Decrease in operating assets and liabilities	—	645

(1)	See Note 6 for more information.
Note 14 – Subsequent Events
In July 2018, the Company used its credit lines to retire the $190,000 portion, due in July 2018, of its $490,000 unsecured term loan.
In July 2018, the loan secured by Phase II of The Outlet Shoppes at El Paso was extended to December 2018. The loan was scheduled to mature in July 2018.
The Company closed on the sale of Janesville Mall, located in Janesville, WI, in July 2018. The mall sold for a gross sales price of $18,000. Net proceeds were used to reduce outstanding balances on the Company's unsecured lines of credit.

In August 2018, S&P lowered its rating on the Operating Partnership's unsecured long-term indebtedness, which will increase interest rates on our unsecured credit facilities and two unsecured term loans as of September 1, 2018. See Credit Ratings in "Liquidity and Capital Resources" for more information on these rate changes.
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

EXECUTIVE OVERVIEW
We are a self-managed, self-administered, fully integrated REIT that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air and mixed-use centers, outlet centers, associated centers, community centers and office properties. See Note 1 to the condensed consolidated financial statements for information on our property interests as of June 30, 2018. See the Liquidity and Capital Resources section for information on our development, expansion and redevelopment projects as of June 30, 2018. We have elected to be taxed as a REIT for federal income tax purposes.
We had a net loss for the three and six months ended June 30, 2018 of $30.0 million and $30.6 million, respectively, compared to net income for the three and six months ended June 30, 2017 of $70.6 million and $109.1 million, respectively. We recorded a net loss attributable to common shareholders for the three and six months ended June 30, 2018 of $35.0 million and $45.3 million, respectively, compared to net income for the three and six months ended June 30, 2017 of $30.2 million and $53.1 million, respectively. The year-to-date decline was primarily due to the impact of late 2017 and early 2018 tenant bankruptcies which impacted our overall portfolio as well as impairment losses of $70.0 million related to two malls.
Quarterly results were in-line with our guidance as we continue to progress on our strategic initiatives. We are diversifying our tenant mix with more than 60% of new leases executed year-to-date with non-apparel uses. We continue to invest in our portfolio and have begun several redevelopment projects related to the Sears stores and Sears auto centers acquired last year. Subsequent to quarter-end, we sold Janesville Mall for a gross sales price of $18.0 million. Net proceeds were used to reduce outstanding balances on our unsecured lines of credit.
Strengthening our balance sheet is another major strategic priority. Funds from dispositions supplement our cash flows, which we utilize to fund portfolio redevelopments and reduce debt. See "Liquidity and Capital Resources" for more information on financing activity. While we plan to pay $0.80 per share for our common dividend this year (subject to Board approval), we will review preliminary projections for 2019 to determine whether an adjustment to the dividend level is appropriate on a go-forward basis to ensure we have ample liquidity to fund redevelopments without incurring more debt.
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
RESULTS OF OPERATIONS
Properties that were in operation for the entire year during 2017 and the six months ended June 30, 2018 are referred to as the “Comparable Properties.”  Since January 1, 2017, we have opened one outlet center development as follows:

Property	Location	Date Opened
The Outlet Shoppes at Laredo (1)	Laredo, TX	April 2017

(1)	The Outlet Shoppes at Laredo is a 65/35 joint venture, which is included in the accompanying condensed consolidated statements of operations on a consolidated basis.
The Outlet Shoppes at Laredo is referred to as the "New Property" in the following discussion. Non-core properties are defined as Excluded Malls - see definition that follows under "Operational Review".
Comparison of the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017
Revenues

	Total for the Three Months Ended June 30,			Comparable Properties
	2018	2017	Change	Core	Non-core	New	Dispositions	Change
Minimum rents	$148,488	$157,609	$(9,121)	$(3,016)	$(608)	$(303)	$(5,194)	$(9,121)
Percentage rents	2,138	1,738	400	501	(22)	8	(87)	400

	Total for the Three Months Ended June 30,			Comparable Properties
	2018	2017	Change	Core	Non-core	New	Dispositions	Change
Other rents	2,496	3,729	(1,233)	(1,146)	(16)	(47)	(24)	(1,233)
Tenant reimbursements	56,614	62,231	(5,617)	(3,871)	(760)	117	(1,103)	(5,617)
	209,736	225,307	(15,571)	(7,532)	(1,406)	(225)	(6,408)	(15,571)

Management, development and leasing fees	2,643	2,577	66	66	—	—	—	66
Other	2,219	1,349	870	905	99	(68)	(66)	870
Total revenues	$214,598	$229,233	$(14,635)	$(6,561)	$(1,307)	$(293)	$(6,474)	$(14,635)
Second quarter results continue to reflect the impact of retailer bankruptcy activity, which occurred in 2017and the first quarter of 2018. Minimum rents and tenant reimbursements of the Comparable Properties declined primarily due to store closures and rent concessions for tenants with high occupancy cost levels, including tenants in bankruptcy. We are proactively working to backfill these spaces and diversify our tenant base towards non-apparel uses as well as other successful retail concepts. More than 60% of new leases executed year-to-date are for non-apparel uses.
Other revenue for the three months ended June 30, 2018 includes $0.9 million of marketing revenues, which upon the adoption of the new revenue guidance (see Note 3 to the condensed consolidated financial statements) were classified under other. For the three months ended June 30, 2017, these revenues were included in other rents in the condensed consolidated statements of operations.
Our cost recovery ratio was 91.3% compared to 103.0% in the prior-year period. The decline was primarily driven by lower occupancy and the bankruptcy activity noted above as well as an increase in real estate tax expense which was primarily due to a refund received in the prior-year period that lowered expense for the comparable prior-year period. The comparability of the ratio is also negatively impacted by the industry trend to move to gross leases.
Operating Expenses

	Total for the Three Months Ended June 30,			Comparable Properties
	2018	2017	Change	Core	Non-core	New	Dispositions	Change
Property operating	$29,527	$30,041	$(514)	$689	$23	$41	$(1,267)	$(514)
Real estate taxes	20,456	18,687	1,769	1,585	(159)	222	121	1,769
Maintenance and repairs	12,059	11,716	343	870	65	39	(631)	343
Property operating expenses	62,042	60,444	1,598	3,144	(71)	302	(1,777)	1,598

Depreciation and amortization	73,566	82,509	(8,943)	(5,438)	(1,448)	177	(2,234)	(8,943)
General and administrative	13,490	15,752	(2,262)	(2,262)	—	—	—	(2,262)
Loss on impairment	51,983	43,203	8,780	—	8,976	—	(196)	8,780
Other	245	5,019	(4,774)	(4,774)	—	—	—	(4,774)
Total operating expenses	$201,326	$206,927	$(5,601)	$(9,330)	$7,457	$479	$(4,207)	$(5,601)
Property operating expenses at the Comparable Properties increased primarily due to an increase in marketing costs, which is included in property operating, and higher snow removal costs, which is included in maintenance and repairs expense. The increase in real estate taxes related to the core properties was primarily due to a refund received in the prior-year period that lowered expense for the comparable period.
The $6.9 million decrease in depreciation and amortization expense related to the Comparable Properties primarily relates to a decline of $3.7 million in write-offs related to tenant improvements and in-place lease assets due to several closings related to tenant bankruptcies in the prior-year quarter. Amortization expense related to tenant improvements and in-place leases also was approximately $3.4 million lower for the three months ended June 30, 2018 as compared to June 30, 2017, primarily due to write-offs of tenant improvements and in-place lease assets from 2017 tenant bankruptcies, as well as fully depreciated assets.

General and administrative expenses decreased primarily due to a decrease in payroll and related expenses. As a percentage of revenues, general and administrative expenses were 6.3% for the three months ended June 30, 2018 compared to 6.9% for the three months ended June 30, 2017.
In the second quarter of 2018, we recognized a $52.0 million loss on impairment of real estate to write down the book value of a mall. In the second quarter of 2017, we recognized a $43.0 million loss on impairment of real estate to write down the book value of a mall. See Note 4 to the condensed consolidated financial statements for more information.
Other expense for the three months ended June 30, 2017 includes $5.0 million of abandoned projects expense.
Other Income and Expenses
Interest expense decreased $0.9 million for the three months ended June 30, 2018 compared to the prior-year period. The decrease was primarily due to $6.4 million lower property-level interest expense, related to the retirement of higher-rate mortgage loans and property dispositions. This decrease was partially offset by an increase of $6.3 million in corporate-level interest expense as we used our credit lines, an additional $225.0 million issuance of the 2026 Notes, in September 2017, and $85.0 million net additional borrowings on our unsecured term loans, in July 2017, to retire higher-rate debt. Interest expense also declined $0.5 million due to an increase in capitalized interest related to development projects for the three months ended June 30, 2018 compared to the prior-year period.
During the three months ended June 30, 2017, we recorded a $20.4 million gain on extinguishment of debt which primarily consisted of a $29.2 million gain, related to the conveyance of a mall to the lender in satisfaction of the non-recourse debt secured by the property. This was partially offset by an $8.5 million loss related to prepayment fees for the early retirement of debt.
The three months ended June 30, 2018 includes a $0.4 million gain on investment related to the contribution of land to a new unconsolidated joint venture to construct a self-storage facility adjacent to a mall. See Note 6 for more information. During the three months ended June 30, 2017, we recognized a $5.8 million loss on investment related to the disposition of our 25% interest in an unconsolidated joint venture.
The income tax benefit of $2.2 million for the three months ended June 30, 2018 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current tax provision of $0.4 million and a deferred tax benefit of $2.6 million. During the three months ended June 30, 2017, we recorded an income tax benefit of $2.9 million, which consisted of a current tax benefit of $5.0 million and a deferred tax provision of $2.1 million.
Equity in earnings of unconsolidated affiliates decreased by $2.0 million during the three months ended June 30, 2018 compared to the prior-year period. The $2.0 million decrease is primarily attributable to increases in depreciation, amortization and operating expenses at several properties, which were partially offset by $0.6 million of gain on sales related to two outparcels.
During the three months ended June 30, 2018, we recognized $3.7 million of gain on sales of real estate assets primarily related to the sale of two outparcels. During the three months ended June 30, 2017, we recognized $79.5 million of gain on sales of real estate assets, primarily related to the sale of two malls, an outlet center and one outparcel.
Comparison of the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017
Revenues

	Total for the Six Months Ended June 30,			Comparable Properties
	2018	2017	Change	Core	Non-core	New	Dispositions	Change
Minimum rents	$298,849	$317,359	$(18,510)	$(6,448)	$(1,297)	$1,001	$(11,766)	$(18,510)
Percentage rents	4,181	4,127	54	270	(50)	8	(174)	54
Other rents	4,551	7,381	(2,830)	(2,640)	(93)	(53)	(44)	(2,830)
Tenant reimbursements	117,227	129,522	(12,295)	(9,044)	(1,217)	857	(2,891)	(12,295)
	424,808	458,389	(33,581)	(17,862)	(2,657)	1,813	(14,875)	(33,581)

Management, development and leasing fees	5,364	6,029	(665)	(665)	—	—	—	(665)

	Total for the Six Months Ended June 30,			Comparable Properties
	2018	2017	Change	Core	Non-core	New	Dispositions	Change
Other	4,626	2,828	1,798	1,718	136	196	(252)	1,798
Total revenues	$434,798	$467,246	$(32,448)	$(16,809)	$(2,521)	$2,009	$(15,127)	$(32,448)
Revenues reflect the impact of retailer bankruptcy activity, which occurred in 2017and the first quarter of 2018. Minimum rents and tenant reimbursements of the Comparable Properties declined primarily due to store closures and rent concessions for tenants in bankruptcy. More than 60% of new leases executed year-to-date are for non-apparel uses as we proactively work to backfill these spaces and diversify our tenant base towards non-apparel uses as well as other retail concepts.
The decrease in management, development and leasing fees was primarily due to terminated contracts for two malls owned by third parties, which we had been managing, that were sold to new owners.
Other revenue for the six months ended June 30, 2018 includes $2.2 million of marketing revenues, which upon the adoption of the new revenue guidance (see Note 3 to the condensed consolidated financial statements) were classified under other. For the six months ended June 30, 2017, these revenues were included in other rents in the condensed consolidated statements of operations.
Our cost recovery ratio was 90.2% compared to 99.0% in the prior-year period. The decline was primarily driven by lower occupancy and the bankruptcy activity noted above as well as an increase of $1.4 million in snow removal expense for the six months ended June 30, 2018. The comparability of the ratio is also negatively impacted by the industry trend to move to gross leases.
Operating Expenses

	Total for the Six Months Ended June 30,			Comparable Properties
	2018	2017	Change	Core	Non-core	New	Dispositions	Change
Property operating	$62,353	$64,955	$(2,602)	$(659)	$34	$1,056	$(3,033)	$(2,602)
Real estate taxes	42,304	40,770	1,534	1,690	(313)	711	(554)	1,534
Maintenance and repairs	25,238	25,068	170	1,494	98	42	(1,464)	170
Property operating expenses	129,895	130,793	(898)	2,525	(181)	1,809	(5,051)	(898)

Depreciation and amortization	145,316	153,729	(8,413)	(2,385)	(2,005)	1,341	(5,364)	(8,413)
General and administrative	31,794	31,834	(40)	(40)	—	—	—	(40)
Loss on impairment	70,044	46,466	23,578	18,061	8,976	—	(3,459)	23,578
Other	339	5,019	(4,680)	(4,680)	—	—	—	(4,680)
Total operating expenses	$377,388	$367,841	$9,547	$13,481	$6,790	$3,150	$(13,874)	$9,547
Property operating expenses at the Comparable Properties decreased primarily due to a decrease in payroll and related expenses partially offset by an increase in marketing costs, both of which are included in property operating, and higher snow removal costs, which is included in maintenance and repairs expense. The increase in real estate taxes related to the core properties was primarily due to a refund received in the prior-year period that lowered expense for the comparable period.
The $4.4 million decrease in depreciation and amortization expense related to the Comparable Properties primarily is attributable to a decline of $4.8 million in write-offs related to tenant improvements due to several closings related to tenant bankruptcies in the prior-year period.
General and administrative expenses decreased primarily due to decreases in travel, convention expense and payroll and related expenses. These decreases were partially offset by an increase in legal costs and capitalized overhead related to development projects. As a percentage of revenues, general and administrative expenses were 7.3% for the six months ended June 30, 2018 compared to 6.8% for the six months ended June 30, 2017.

In the six months ended June 30, 2018, we recognized a $70.0 million loss on impairment of real estate to write down the book value of two malls. In the six months ended June 30, 2017, we recognized a $46.5 million loss on impairment of real estate to write down the book value of one mall, a parcel project near an outlet center and one outparcel. See Note 4 to the condensed consolidated financial statements for more information.
Other expense for the six months ended June 30, 2017 includes $5.0 million of abandoned projects expense.
Other Income and Expenses
Interest and other income decreased $1.0 million for the     six months ended June 30, 2018 compared to the prior-year period primarily due to $0.9 million received in the prior year as an insurance reimbursement for nonrecurring professional fees expense (which represent one-time expenses that are not part of our normal operations) related to the completed SEC investigation that occurred in 2016.
Interest expense decreased $3.3 million for the six months ended June 30, 2018 compared to the prior-year period. The decrease was primarily due to $14.6 million lower property-level interest expense, related to the retirement of higher-rate mortgage loans and property dispositions. This decrease was partially offset by an increase of $12.2 million in corporate-level interest expense as we used our credit lines, an additional $225.0 million issuance of the 2026 Notes, in September 2017, and $85.0 million net additional borrowings on our unsecured term loans, in July 2017, to retire higher-rate debt.
During the six months ended June 30, 2017, we recorded a $24.5 million gain on extinguishment of debt which primarily consisted of a $33.0 million gain related to the conveyance of two malls to the respective lenders in satisfaction of the non-recourse debt secured by the properties. This was partially offset by an $8.5 million loss related to prepayment fees for the early retirement of debt.
The six months ended June 30, 2018 includes a $0.4 million gain on investment related to the contribution of land to a new unconsolidated joint venture to construct a self-storage facility adjacent to a mall. See Note 6 for more information. During the six months ended June 30, 2017, we recognized a $5.8 million loss on investment related to the disposition of our 25% interest in an unconsolidated joint venture.
The income tax benefit of $2.9 million for the six months ended June 30, 2018 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current and deferred tax benefit of $0.9 million and $2.0 million, respectively. During the six months ended June 30, 2017, we recorded an income tax benefit of $3.7 million, which consisted of a current tax benefit of less than $7.5 million and a deferred tax provision of $3.7 million.
Equity in earnings of unconsolidated affiliates decreased by $3.6 million during the six months ended June 30, 2018 compared to the prior-year period. The decrease is primarily attributable to increases in depreciation, amortization and repairs and maintenance expenses at several properties, which were partially offset by $0.6 million of gain on sales related to two outparcels.
During the six months ended June 30, 2018, we recognized $8.1 million of gain on sales of real estate assets including $2.2 million for the sale of a community center and $5.9 million primarily related to the sale of five outparcels. During the six months ended June 30, 2017, we recognized $85.5 million of gain on sales of real estate assets, primarily related to the sale of two malls, an outlet center and six outparcels.
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
We include a property in our same-center pool when we have owned all or a portion of the property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year and current year-to-date period. New Properties are excluded from same-center NOI, until they meet this criteria. Properties excluded from the same-center pool that would otherwise meet this criteria are properties which are being repositioned or properties where we are considering alternatives for repositioning, where we intend to renegotiate the terms of the debt secured by the related property or return the property to the lender and those in which we own a noncontrolling interest of 25% or less. Acadiana Mall and Cary Towne Center were classified as a Lender Malls at June 30, 2018. Hickory Point Mall is currently being considered for repositioning at June 30, 2018. We own a noncontrolling interest of 10% in Triangle Town Center at June 30, 2018.
Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net income for the three and six month periods ended June 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(29,976)	$70,627	$(30,637)	$109,145
Adjustments: (1)
Depreciation and amortization	81,782	89,224	161,767	168,008
Interest expense	58,361	59,605	116,231	120,261
Abandoned projects expense	245	5,019	339	5,019
Gain on sales of real estate assets	(4,339)	(52,891)	(8,710)	(58,844)
(Gain) loss on investment	(387)	5,843	(387)	5,843
Gain on extinguishment of debt	—	(23,395)	—	(27,450)
Loss on impairment	51,983	43,203	70,044	46,466
Income tax benefit	(2,235)	(2,920)	(2,880)	(3,720)
Lease termination fees	(2,744)	(864)	(9,005)	(1,111)
Straight-line rent and above- and below-market lease amortization	(662)	(1,757)	2,166	(3,048)
Net income attributable to noncontrolling interests in other consolidated subsidiaries	494	(24,138)	393	(24,851)
General and administrative expenses	13,490	15,752	31,794	31,834
Management fees and non-property level revenues	(3,509)	(2,293)	(7,396)	(7,550)
Operating Partnership's share of property NOI	162,503	181,015	323,719	360,002
Non-comparable NOI	(5,486)	(12,440)	(12,020)	(25,530)
Total same-center NOI	$157,017	$168,575	$311,699	$334,472

(1)
Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.

Same-center NOI decreased 6.9% for the three months ended June 30, 2018 as compared to the prior-year period. The $11.6 million decrease for the three month period ended June 30, 2018 compared to the same period in 2017 primarily consisted of an $8.3 million decrease in revenues and an increase of $3.1 million in operating expenses. Minimum rents and tenant reimbursements declined $8.7 million during the quarter primarily due to lower occupancy from store closures as well as rent concessions for tenants with high occupancy cost levels, including tenants in bankruptcy. Percentage rents increased $0.5 million due to sales growth in the portfolio. The $3.1 million increase in operating expenses was driven by increases of $0.8 million in property operating expense, which included $0.3 million of bad debt expense, and an increase of $1.1 million in maintenance and repairs expense, which included a $0.5 million increase in snow removal expense. Real estate tax expense also increased by $1.2 million primarily due to a refund received in the prior-year period that lowered expense for the comparable period.

The 6.8% decrease in same center NOI for the six months ended June 30, 2018 as compared to the prior-year period includes an $18.7 million decrease in revenues, primarily driven by an $18.1 million decline in minimum rents and tenant reimbursements primarily due to lower occupancy and rent concessions for tenants in bankruptcy. Other rents and other income declined $1.0 million during the period while percentage rents increased $0.3 million due to portfolio sales growth. Operating expenses increased $4.0 million for the six months ended June 30, 2018 as compared to the prior-year period. The increase was primarily due to a $2.9 million increase in maintenance and repairs expense, which included a $1.5 million increase in snow removal expense, and a $1.6 million increase in real estate taxes primarily related to a refund received in the prior-year period that lowered expense for the comparable period.
The decline in revenues for the six months ended June 30, 2018 was impacted by a decrease of 0.9% in occupancy in our same-center mall portfolio. Average annual base rents for our same-center stabilized malls were lower at $32.64 as of June 30, 2018 as compared to $32.86 for the prior-year period on a same-center basis.
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

(2)
Non-stabilized Malls - Malls that are in their initial lease-up phase. After three complete calendar years of operation, they are reclassified on January 1 of the fourth calendar year to the stabilized mall category. The Outlet Shoppes at Laredo was classified as a non-stabilized mall as of June 30, 2018 and 2017. The Outlet Shoppes of the Bluegrass was classified as a non-stabilized mall as of June 30, 2017.

(3)	Excluded Malls - We exclude malls from our core portfolio if they fall in the following categories, for which operational metrics are excluded:

a.
Lender Malls - Malls for which we are working or intend to work with the lender on a restructure of the terms of the loan secured by the property or convey the secured property to the lender. Acadiana Mall and Cary Towne Center were classified as Lender Malls as of June 30, 2018. As of June 30, 2017, Wausau Center was classified as a Lender Mall until its foreclosure in the following quarter. Lender Malls are excluded from our same-center pool as decisions made while in discussions with the lender may lead to metrics that do not provide relevant information related to the condition of these properties or they may be under cash management agreements with the respective servicers.

b.
Repositioning Malls - Malls that are currently being repositioned or where we have determined that the current format of the mall no longer represents the best use of the mall and we are in the process of evaluating alternative strategies for the mall. This may include major redevelopment or an alternative retail or non-retail format, or after evaluating alternative strategies for the mall, we may determine that the mall no longer meets our criteria for long-term investment. The steps taken to reposition these malls, such as signing tenants to short-term leases, which are not included in occupancy percentages, or leasing to regional or local tenants, which typically do not report sales, may lead to metrics which do not provide relevant information related to the condition of these malls. Therefore, traditional performance measures, such as occupancy percentages and leasing metrics, exclude Repositioning Malls. Hickory Point Mall was classified as a Repositioning Mall as of June 30, 2018 and 2017. Cary Towne Center was classified as a Repositioning Mall as of June 30, 2017 until a change in redevelopment plans caused it to be reclassified as a Lender Mall as of June 30, 2018.

c.
Minority Interest Malls - Malls in which we have a 25% or less ownership interest. Triangle Town Center was classified as a Minority Interest Mall as of June 30, 2018 and 2017. River Ridge Mall was classified as a Minority Interest Mall as of June 30, 2017 and remained so until we sold our 25% interest to our joint venture partner in the following quarter.

We derive the majority of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Six Months Ended June 30,
	2018	2017
Malls	91.2%	93.3%
Other properties	8.8%	6.7%
Mall Store Sales
Mall store sales include reporting mall tenants of 10,000 square feet or less for stabilized malls and exclude license agreements, which are retail contracts that are temporary or short-term in nature and generally last more than three months but less than twelve months. The following is a comparison of our same-center sales per square foot:

	Twelve Months Ended June 30,
	2018	2017	% Change
Stabilized mall same-center sales per square foot	$376	$375	0.3%
Stabilized mall sales per square foot	$376	$373	0.8%
Sales for the second quarter were relatively flat. April declined due to the timing of Easter-related sales occurring in March. May demonstrated a healthy increase and June was relatively flat. We saw sales strength from certain children's apparel retailers, family shoes and cosmetics, while certain accessory concepts and optical retailers demonstrated weakness. We expect sales for the full year to remain positive.
Occupancy
Our portfolio occupancy is summarized in the following table (1):

	As of June 30,
	2018	2017
Total portfolio	91.1%	91.6%
Malls:
Total mall portfolio	89.2%	90.2%
Same-center malls	89.5%	90.4%
Stabilized malls	89.5%	90.5%
Non-stabilized malls (2)	71.9%	81.8%
Other properties:	97.4%	96.2%
Associated centers	97.9%	95.5%
Community centers	96.9%	97.0%

(1)
As noted above, excluded properties are not included in occupancy metrics. Occupancy for malls represents percentage of mall store gross leasable area occupied under 20,000 square feet. Occupancy for other properties represents percentage of gross leasable area occupied.

(2)	Represents occupancy for The Outlet Shoppes at Laredo as of June 30, 2018. Represents occupancy for The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Laredo as of June 30, 2017.
Mall occupancy results for the quarter were impacted by bankruptcy-related store closures of approximately 91 basis points or 168,000 square feet as well as the closure of 34 Best Buy Mobile locations, approximating 48,000 square feet in total. Our 2018 results reflect the impact of the 2017 bankruptcies, which approximated 800,000 square feet in store closures. Mall shop store closure activity for 2018 has slowed as more retailers have been electing to file for reorganization rather than liquidating.
We anticipate approximately 2.0 million square feet of additional store closures in 2018, of which 1.9 million square feet represent the Bon-Ton anchor stores closing in August. See Leasing below for an update on our progress made in replacing these stores.

Leasing
The following is a summary of the total square feet of leases signed in the three and six month periods ended June 30, 2018 as compared to the prior-year periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating portfolio:
New leases	366,697	449,138	608,136	738,110
Renewal leases	463,470	537,809	1,316,951	1,087,378
Development portfolio:
New leases	19,054	25,914	103,658	127,002
Total leased	849,221	1,012,861	2,028,745	1,952,490
Average annual base rents per square foot are based on contractual rents in effect as of June 30, 2018 and 2017, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type (1):

	As of June 30,
	2018	2017
Malls:
Same-center stabilized malls	$32.64	$32.86
Stabilized malls	32.64	33.16
Non-stabilized malls (2)	25.71	25.69
Other properties:	15.15	15.20
Associated centers	13.74	13.84
Community centers	16.15	16.06
Office buildings	18.64	19.06

(1)	As noted above, excluded properties are not included in base rent. Average base rents for associated centers, community centers and office buildings include all leased space, regardless of size.

(2)
Represents average annual base rents for The Outlet Shoppes at Laredo as of June 30, 2018. Represents average annual base rents for The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Laredo as of June 30, 2017.

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the three and six month periods ended June 30, 2018 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (1)	% Change Average
Quarter:
All Property Types (2)	454,596	$45.04	$41.15	(8.6)%	$41.50	(7.9)%
Stabilized malls	436,911	45.81	41.70	(9.0)%	42.04	(8.2)%
New leases	84,624	45.38	42.91	(5.4)%	44.76	(1.4)%
Renewal leases	352,287	45.91	41.41	(9.8)%	41.38	(9.9)%

Year-to-Date:
All Property Types (2)	1,155,382	$42.40	$37.41	(11.8)%	$37.98	(10.4)%
Stabilized malls	1,122,105	42.84	37.71	(12.0)%	38.28	(10.6)%
New leases	177,830	42.66	40.46	(5.2)%	42.46	(0.5)%
Renewal leases	944,275	42.88	37.19	(13.3)%	37.49	(12.6)%

(1)	Average gross rent does not incorporate allowable future increases for recoverable common area expenses.

(2)	Includes stabilized malls, associated centers, community centers and office buildings.

Leasing spreads improved sequentially for the quarter but remained negative in part due to renewal activity with certain retailers with high occupancy costs. We expect renewal spreads to remain negative for the next several quarters. We continue to work through maturing leases with struggling retailers as well as retailers in bankruptcy reorganization where we are negotiating occupancy cost reductions rather than allowing stores to close.
New and renewal leasing activity of comparable small shop space of less than 10,000 square feet for the six month period ended June 30, 2018 based on the lease commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2018:
New	89	235,794	7.41	$41.07	$42.90	$41.71	$(0.64)	(1.5)%	$1.19	2.9%
Renewal	409	1,316,703	2.98	33.34	33.76	39.45	(6.11)	(15.5)%	(5.69)	(14.4)%
Commencement 2018 Total	498	1,552,497	3.77	34.52	35.15	39.79	(5.27)	(13.2)%	(4.64)	(11.7)%

Commencement 2019:
New	3	11,889	10.00	47.51	50.39	24.38	23.13	94.9%	26.01	106.7%
Renewal	54	202,898	3.76	32.21	37.65	40.15	(7.94)	(19.8)%	(2.50)	(6.2)%
Commencement 2019 Total	57	214,787	4.09	37.78	38.36	39.27	(1.49)	(3.8)%	(0.91)	(2.3)%

Total 2018/2019	555	1,767,284	3.81	$34.91	$35.54	$39.73	$(4.82)	(12.1)%	$(4.19)	(10.5)%
Year-to-date over 60% of our total new leasing was executed with non-apparel tenants. Our focus this year has been to diversify our tenant mix from apparel and department store dominated malls to mixed-use centers with new and unique uses such as services, restaurants, fitness, medical, education and more. We have currently executed contracts, letters of intent or are in negotiations with 55 restaurants, 12 entertainment uses, 8 hotels and 2 grocers.
As previously announced, Bon-Ton filed for Chapter 11 bankruptcy protection earlier this year and will close all of its stores by August 31, 2018. We began the year with 16 Bon-Ton locations in our portfolio representing approximately $7.2 million in gross annual rent. Leases have been executed on several of these locations. Most of the remaining stores we own are in the negotiation or letter of intent stage. We have a lease executed at Westmoreland Mall for a casino/entertainment complex and a lease for a Shoprite grocery store at Stroud Mall to replace two of the Bon-Ton stores. Leases with two value retailers are in place to replace the Elder-Beerman space at Kentucky Oaks Mall. Additionally, we completed the sale of Janesville Mall in July 2018, which also was anchored by a Bon-Ton location.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2018, we had approximately $112.6 million outstanding on our three unsecured credit facilities leaving approximately $550.3 million of availability based on the terms of the credit facilities. In April 2018, we closed on a 10-year non-recourse loan secured by CoolSprings Galleria in Nashville, TN. The $155.0 million loan ($77.5 million at our 50% share) bears interest at 4.839%. A portion of the proceeds were used to retire the existing $97.7 million loan, which bore interest at a fixed rate of 6.98% and was scheduled to mature in June 2018. Our share of excess proceeds was used to reduce outstanding balances on our unsecured lines of credit. We also formed a new 50/50 joint venture to develop a self-storage facility adjacent to Mid Rivers Mall and closed in April 2018 on a five-year $6.0 million construction loan which bears interest at a variable rate of LIBOR plus 2.75% to fund the project. In May 2018, we completed the extension of the loans secured by The Pavilion at Port Orange in Port Orange, FL and Hammock Landing in West Melbourne, FL. The aggregate $115.0 million ($57.5 million at our share) in loans have an initial term of three years and two one-year extension options for an outside maturity date of February 2023. The new loans bear interest at a variable rate of LIBOR plus 2.25%. See Note 6 to the condensed consolidated financial statements for more information on these financings.
Subsequent to June 30, 2018, we utilized availability on our credit facilities to retire $190.0 million, which was due in July 2018, of our $490.0 million unsecured term loan. We are also making good progress on placing a new loan on The Outlet Shoppes at El Paso and anticipate closing within the next 90 days. Our share of excess proceeds from the financing will be used to reduce outstanding borrowings on our credit facilities. In July, we sold Janesville Mall for a gross sales price of $18.0 million. Net proceeds were used to reduce outstanding balances on our credit facilities. We are in the process of refinancing our $350.0 million unsecured term loan, which has an outside maturity date in October 2019, as well as our credit facilities totaling $1.1 billion in capacity, which mature in October 2020. Based on preliminary discussions with our lenders, there is a high likelihood the term loan and credit facilities will be collateralized to allow us financial and operational flexibility.
Our total pro rata share of debt at June 30, 2018 was $4.7 billion, a reduction of approximately $20.0 million from the prior-year period and $19.0 million from year-end 2017. Our consolidated unencumbered properties generated approximately 60.0% of total consolidated NOI for the six months ended June 30, 2018 (excluding dispositions and Excluded Malls).
We have several redevelopment projects and plans in place for the Sears and Macy's buildings we purchased in the prior year beginning with the redevelopment of the former Sears building at Brookfield Square as well as the two former Sears Auto Centers at Northgate Mall and Volusia Mall. Subsequent to June 30, 2018, we sold a Tier 3 property, Janesville Mall in Janesville, WI. We have active negotiations occurring on additional non-core assets and will continue to opportunistically sell or joint venture assets going forward to provide additional funding for redevelopment activities and reduce debt. While we plan to pay $0.80 per share for our common dividend this year, we will review preliminary projections for 2019 to determine whether an adjustment is appropriate to ensure we have ample liquidity and financial flexibility to fund redevelopments without adding additional debt.
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
Cash Flows - Operating, Investing and Financing Activities
There was $60.5 million of cash, cash equivalents and restricted cash as of June 30, 2018, a decrease of $7.7 million from December 31, 2017. Of this amount, $23.4 million was unrestricted cash and cash equivalents as of June 30, 2018.
Our net cash flows are summarized as follows (in thousands):

	Six Months Ended June 30,
	2018	2017	Change
Net cash provided by operating activities	$179,882	$205,327	$(25,445)
Net cash provided by (used in) investing activities	(22,837)	18,005	(40,842)
Net cash used in financing activities	(164,706)	(211,669)	46,963
Net cash flows	$(7,661)	$11,663	$(19,324)
Cash Provided by Operating Activities
Cash provided by operating activities decreased $25.4 million primarily due to a decline in rental revenues during the quarter, related to store closures and rent concessions for tenants with high occupancy cost levels, including tenants in bankruptcy, and the disposition of properties.
Cash Provided by (Used in) Investing Activities
Cash flows used in investing activities was $22.8 million for the six months ended June 30, 2018 compared to cash flows provided by investing activities of $18.0 million for the six months ended June 30, 2017. The cash outflow for 2018 was primarily related to redevelopment expenditures as we continue to transform our properties by adding new retailers and new uses. These expenditures were partially offset by proceeds from the sales of outparcels and a community center, as well as our share of the net proceeds from the refinancing of the CoolSprings Galleria loan. Cash provided by investing activities in 2017 was due to net proceeds from the sale of two malls, an outlet center and six outparcels, partially offset by cash used to acquire the Macy’s and Sears locations at several malls in the first quarter of 2017 and expenditures related to renovations and redevelopments.

Cash Used in Financing Activities
Cash flows used in financing activities decreased $47.0 million. The change is primarily due to the reduction in the common stock dividend from $0.265 per share to $0.200 per share for each quarter of 2018 as compared to the corresponding quarters of 2017, as well as a greater reduction in debt during 2017 using net proceeds from sales of properties and distributions of noncontrolling interests share of net proceeds from those sales.
Debt
Debt of the Company
CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that it has a direct or indirect ownership interest in, is the borrower on all of our debt.
CBL is a limited guarantor of the Notes, as described in Note 7 to the condensed consolidated financial statements, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. We also provide a similar limited guarantee of the Operating Partnership's obligations with respect to our unsecured credit facilities and three unsecured term loans as of June 30, 2018.
Debt of the Operating Partnership
The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

June 30, 2018	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$1,736,299	$(76,413)	$545,275	$2,205,161	5.00%
Recourse loan on operating property (3)	—	—	10,605	10,605	3.74%
Senior unsecured notes due 2023 (4)	447,196	—	—	447,196	5.25%
Senior unsecured notes due 2024 (5)	299,949	—	—	299,949	4.60%
Senior unsecured notes due 2026 (6)	616,236	—	—	616,236	5.95%
Total fixed-rate debt	3,099,680	(76,413)	555,880	3,579,147	5.16%
Variable-rate debt:
Non-recourse loan on operating property	10,774	(5,387)	—	5,387	4.24%
Recourse loans on operating properties	80,790	—	58,022	138,812	4.50%
Construction loans	—	—	24,158	24,158	4.83%
Unsecured lines of credit	112,625	—	—	112,625	3.18%
Unsecured term loans	885,000	—	—	885,000	3.43%
Total variable-rate debt	1,089,189	(5,387)	82,180	1,165,982	3.57%
Total fixed-rate and variable-rate debt	4,188,869	(81,800)	638,060	4,745,129	4.77%
Unamortized deferred financing costs	(16,516)	642	(2,177)	(18,051)
Mortgage and other indebtedness, net	$4,172,353	$(81,158)	$635,883	$4,727,078

December 31, 2017	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$1,796,203	$(77,155)	$521,731	$2,240,779	5.06%
Recourse loans on operating properties (3)	—	—	11,035	11,035	3.74%
Senior unsecured notes due 2023 (4)	446,976	—	—	446,976	5.25%
Senior unsecured notes due 2024 (5)	299,946	—	—	299,946	4.60%
Senior unsecured notes due 2026 (6)	615,848	—	—	615,848	5.95%
Total fixed-rate debt	3,158,973	(77,155)	532,766	3,614,584	5.19%
Variable-rate debt:
Non-recourse loan on operating property	10,836	(5,418)	—	5,418	3.37%
Recourse loans on operating properties	101,187	—	58,478	159,665	3.77%
Construction loan	—	—	5,977	5,977	4.28%
Unsecured lines of credit	93,787	—	—	93,787	2.56%
Unsecured term loans	885,000	—	—	885,000	2.81%
Total variable-rate debt	1,090,810	(5,418)	64,455	1,149,847	2.93%
Total fixed-rate and variable-rate debt	4,249,783	(82,573)	597,221	4,764,431	4.65%
Unamortized deferred financing costs	(18,938)	687	(2,441)	(20,692)
Mortgage and other indebtedness, net	$4,230,845	$(81,886)	$594,780	$4,743,739

(1)	Weighted-average interest rate includes the effect of debt premiums and discounts, but excludes amortization of deferred financing costs.

(2)
The unconsolidated affiliate has an interest rate swap on a notional amount outstanding of $45,464 as of June 30, 2018 and $46,054 as of December 31, 2017 related to a variable-rate loan on Ambassador Town Center to effectively fix the interest rate on this loan to a fixed-rate of 3.22%.

(3)
The unconsolidated affiliate has an interest rate swap on a notional amount outstanding of $10,605 as of June 30, 2018 and $11,035 as of December 31, 2017 related to a variable-rate loan on Ambassador Town Center - Infrastructure Improvements to effectively fix the interest rate on this loan to a fixed-rate of 3.74%.

(4)	The balance is net of an unamortized discount of $2,804 and $3,024 as of June 30, 2018 and December 31, 2017, respectively.

(5)	The balance is net of an unamortized discount of $51 and $54 as of June 30, 2018 and December 31, 2017, respectively.

(6)	The balance is net of an unamortized discount of $8,764 and $9,152 as of June 30, 2018 and December 31, 2017, respectively.
The weighted-average remaining term of our total share of consolidated and unconsolidated debt was 4.2 years and 4.6 years at June 30, 2018 and December 31, 2017, respectively. The weighted-average remaining term of our pro rata share of fixed-rate debt was 5.1 years and 5.4 years at June 30, 2018 and December 31, 2017, respectively.
As of June 30, 2018 and December 31, 2017, our pro rata share of consolidated and unconsolidated variable-rate debt represented 24.6% and 24.2%, respectively, of our total pro rata share of debt. As of June 30, 2018, our share of consolidated and unconsolidated variable-rate debt represented 18.0% of our total market capitalization (see Equity below) as compared to 17.6% as of December 31, 2017.
We anticipate the foreclosure of the $122.1 million loan secured by Acadiana Mall will be complete by year-end and are in discussions with the lender concerning the $46.7 million loan secured by Cary Towne Center to determine the next steps for this property. See Note 7 to the condensed consolidated financial statements for additional information concerning the amount and terms of our outstanding indebtedness and compliance with applicable covenants and restrictions as of June 30, 2018 as well as mortgage activity related to consolidated property loans.
See Note 6 to the condensed consolidated financial statements for information related to financing activity related to unconsolidated affiliates.

Credit Ratings
The Operating Partnership's credit ratings of its unsecured long-term indebtedness were as follows as of June 30, 2018:

Rating Agency	Rating	Outlook	Investment Grade
Fitch	BB+	Negative	No
Moody's	Ba1	Negative	No
S&P (1)	BBB-	Negative	Yes

(1)	In August 2018, S&P lowered its rating to BB+. The change will impact our interest rates beginning September 1, 2018, as described below.
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
Due to a downgrade in our credit rating from S&P subsequent to June 30, 2018, our unsecured credit facilities will bear interest at LIBOR plus 155 basis points (an increase of 35 basis points). Our $350 million unsecured term loan will bear interest at LIBOR plus 175 basis points (an increase of 40 basis points). Our $490 million unsecured term loan (which was reduced to $300 million with our $190 million July payoff) will bear interest at 200 basis points (an increase of 50 basis points). These interest rate changes will increase our borrowing costs beginning September 1, 2018. Such a downgrade may also impact terms and conditions of future borrowings in addition to adversely affecting our ability to access the public debt markets.
Unencumbered Consolidated Portfolio Statistics
(Dollars in thousands, except sales per square foot data)

	Sales Per Square Foot for the Twelve Months Ended (1) (2)		Occupancy (2)		% of Consolidated Unencumbered NOI for the Six Months Ended 6/30/18 (3)
	06/30/18	06/30/17	06/30/18	06/30/17
Unencumbered consolidated properties:
Tier 1 Malls	$410	$420	93.4%	92.4%	22.5%
Tier 2 Malls	337	340	89.5%	88.8%	52.6%
Tier 3 Malls	277	283	86.6%	87.3%	13.4%
Total Malls	341	346	89.6%	89.2%	88.5%

Total Associated Centers	N/A	N/A	97.4%	94.0%	7.2%

Total Community Centers	N/A	N/A	99.0%	99.3%	3.1%

Total Office Buildings and Other	N/A	N/A	89.2%	94.1%	1.2%

Total Unencumbered Consolidated Portfolio	$341	$346	91.6%	90.7%	100.0%

(1)	Represents same-center sales per square foot for mall tenants 10,000 square feet or less for stabilized malls.

(2)	Operating metrics are included for unencumbered operating properties and do not include sales or occupancy of unencumbered outparcels.

(3)	Our consolidated unencumbered properties generated approximately 60.0% of total consolidated NOI of $283,027,200 (which excludes NOI related to dispositions) for the six months ended June 30, 2018.

Equity
During the six months ended June 30, 2018, we paid dividends of $91.2 million to holders of CBL's common stock and preferred stock, as well as $17.5 million in distributions to the noncontrolling interest investors in the Operating Partnership and other consolidated subsidiaries. The Operating Partnership paid distributions of $22.4 million and $81.1 million on the preferred units and common units, respectively, as well as distributions of $5.2 million to the noncontrolling interests in other consolidated subsidiaries.
On May 31, 2018, we announced a second quarter 2018 common stock dividend of $0.20 per share payable in cash that was paid on July 16, 2018. On February 22, 2018, we announced a first quarter 2018 common stock dividend of $0.20 per share payable in cash that was paid on April 17, 2018. Future dividends payable will be determined by our Board of Directors based upon circumstances at the time of declaration. Preliminary 2019 projections will be used later this year to assess the appropriate dividend payout in the next year to ensure we have ample liquidity for redevelopment activity. Our dividend payout ratio, in relation to FFO, as adjusted, per diluted common share, was 47.5% for the six months ended June 30, 2018. See "Non-GAAP Measure - Funds from Operations" below for additional information concerning the calculation of FFO, as adjusted, per diluted common share.
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
Debt-To-Total Market Capitalization
Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value of equity) ratio was 73.2% at June 30, 2018, compared to 67.4% at June 30, 2017. The increase in the debt-to-total-market capitalization ratio is primarily due to a decrease in CBL's stock price to $5.57 at June 29, 2018 from $8.43 at June 30, 2017.
Our debt-to-total-market capitalization ratio at June 30, 2018 was computed as follows (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	199,428	$5.57	$1,110,814
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00	453,750
6.625% Series E Cumulative Redeemable Preferred Stock	690	250.00	172,500
Total market equity			1,737,064
Company’s share of total debt, excluding unamortized deferred financing costs			4,745,129
Total market capitalization			$6,482,193
Debt-to-total-market capitalization ratio			73.2%

(1)
Stock price for common stock and Operating Partnership units equals the closing price of CBL's common stock on June 29, 2018. The stock prices for the preferred stock represent the liquidation preference of each respective series of preferred stock.

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
The following table, which excludes expenditures for developments and expansions, summarizes these capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three and six month periods ended June 30, 2018 compared to the same periods in 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Tenant allowances (1)	$13,097	$10,600	$28,221	$20,116

Renovations	—	3,563	563	4,065

Deferred maintenance:
Parking lot and parking lot lighting	321	2,436	665	4,261
Roof repairs and replacements	1,799	2,449	3,424	3,063
Other capital expenditures	3,902	5,002	9,780	10,217
Total deferred maintenance	6,022	9,887	13,869	17,541

Capitalized overhead	1,872	1,984	3,291	4,291

Capitalized interest	951	385	1,538	1,224

Total capital expenditures	$21,942	$26,419	$47,482	$47,237

(1)	Tenant allowances primarily relate to new leases. Tenant allowances related to renewal leases were not material for the periods presented.
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

Developments, Expansions and Redevelopments
The following tables summarize our development, expansion and redevelopment projects as of June 30, 2018.
Properties Opened During the Six Months Ended June 30, 2018
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2018 YTD Cost	Opening Date	Initial Unleveraged Yield
Mall Expansion:
Parkdale Mall - Restaurant Addition	Beaumont, TX	100%	4,700	$1,315	$1,409	$266	Feb-18/ Mar-18	10.4%

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2018 YTD Cost	Opening Date	Initial Unleveraged Yield
Other - Outparcel Development:
Laurel Park Place - Panera Bread (3)	Livonia, MI	100%	4,500	1,772	1,586	346	May-18	9.7%

Total Properties Opened			9,200	$3,087	$2,995	$612

(1) Total Cost is presented net of reimbursements to be received.
(2) Cost to Date does not reflect reimbursements until they are received.
(3) Outparcel development adjacent to the mall.

Redevelopments Completed During the Six Months Ended June 30, 2018
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2018 YTD Cost	Opening Date	Initial Unleveraged Yield
Mall Redevelopments:
Frontier Mall - Sports Authority Redevelopment (Planet Fitness)	Cheyenne, WY	100%	24,750	$1,385	$898	$676	Feb-18	29.8%
York Galleria - Partial JC Penney Redevelopment (Marshalls)	York, PA	100%	21,026	2,870	2,373	1,896	Apr-18	11.0%
Total Redevelopments Completed			45,776	$4,255	$3,271	$2,572

(1) Total Cost is presented net of reimbursements to be received.
(2) Cost to Date does not reflect reimbursements until they are received.

Properties Under Development at June 30, 2018
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2018 YTD Cost	Expected Opening Date	Initial Unleveraged Yield
Other Developments:
EastGate Mall - CubeSmart Self-storage (3) (4)	Cincinnati, OH	50%	93,501	$4,514	$2,334	$1,480	Summer-18	9.9%
Mid Rivers Mall - CubeSmart Self-storage (3) (4)	St. Peters, MO	50%	93,540	4,122	713	713	Fall-18	8.9%
The Shoppes at Eagle Point (5)	Cookeville, TN	50%	233,454	45,098	41,712	21,378	Fall-18	8.2%
			420,495	53,734	44,759	23,571

Mall Redevelopments:
Brookfield Square - Sears Redevelopment (Whirlyball/ Marcus Theatres) (6)	Brookfield, WI	100%	126,845	27,112	5,905	5,319	Spring-19	10.7%
Eastland Mall - JC Penney Redevelopment (H&M/Outback/Planet Fitness)	Bloomington, IL	100%	52,827	10,999	5,468	4,976	Fall-18	6.3%
East Towne Mall - Flix Brewhouse	Madison, WI	100%	40,795	9,966	8,689	2,816	Summer-18	8.4%
East Towne Mall - Portillo's	Madison, WI	100%	9,000	2,956	2,095	1,574	Winter-18	8.0%
Friendly Center - O2 Fitness	Greensboro, NC	50%	27,048	2,285	1,036	920	Winter-18	10.3%
Hanes Mall - Dave & Buster's	Winston-Salem, NC	100%	44,922	5,963	1,112	915	Spring-19	11.0%

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2018 YTD Cost	Expected Opening Date	Initial Unleveraged Yield
Jefferson Mall - Macy's Redevelopment (Round 1)	Louisville, KY	100%	50,070	9,392	5,145	4,067	Winter-18	6.9%
Northgate Mall - Sears Auto Center Redevelopment (Aubrey's/Panda Express)	Chattanooga, TN	100%	7,500	1,797	636	455	Winter-18	7.6%
Volusia Mall - Sears Auto Center Redevelopment (Bonefish Grill/Metro Diner)	Daytona Beach, FL	100%	23,341	9,632	3,632	2,504	Winter-18	8.2%
			382,348	80,102	33,718	23,546

Total Properties Under Development			802,843	$133,836	$78,477	$47,117

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
Construction is in progress on the first phase of redevelopment of the former Sears building at Brookfield Square, which includes new dining and entertainment options such as the BistroPlex dine-in movie experience from Marcus Theaters and Whirlyball entertainment center. In July, we completed the sale of a portion of the Sears parcel to the city for the development of a hotel and convention center.
Except for the projects presented above, we do not have any other material capital commitments as of June 30, 2018.
Off-Balance Sheet Arrangements
Unconsolidated Affiliates
We have ownership interests in 18 unconsolidated affiliates as of June 30, 2018 that are described in Note 6 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as investments in unconsolidated affiliates.
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
See Note 11 to the condensed consolidated statements for information related to our guarantees of unconsolidated affiliates' debt as of June 30, 2018 and December 31, 2017.
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
Our Annual Report on Form 10-K for the year ended December 31, 2017 contains a discussion of our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these policies and estimates during the six months ended June 30, 2018. Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2017.
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
FFO of the Operating Partnership decreased 20.6% to $92.1 million for the three months ended June 30, 2018 as compared to $116.1 million for the prior-year period, and decreased 21.4% to $175.0 million for the six months ended June 30, 2018 as compared to $222.7 million for the prior-year period. Excluding the adjustments noted below, FFO of the Operating Partnership, as adjusted, decreased 7.0% for the three months ended June 30, 2018 to $92.8 million compared to $99.7 million for the same period in 2017, and decreased 12.9% to $176.6 million for the six months ended June 30, 2018 as compared to $202.7 million for the prior-year period. The decrease in FFO, as adjusted, was primarily driven by lower property-level NOI resulting from lower occupancy and tenant bankruptcies, which was partially offset by declines in abandoned projects costs, net interest expense and general and administrative expense.
The reconciliation of net income (loss) attributable to common shareholders to FFO allocable to Operating Partnership common unitholders is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss) attributable to common shareholders	$(35,020)	$30,173	$(45,340)	$53,065
Noncontrolling interest in income (loss) of Operating Partnership	(5,685)	5,093	(7,350)	8,783
Depreciation and amortization expense of:
Consolidated properties	73,566	82,509	145,316	153,729
Unconsolidated affiliates	10,338	9,357	20,739	18,900
Non-real estate assets	(917)	(792)	(1,838)	(1,656)
Noncontrolling interests' share of depreciation and amortization	(2,122)	(2,642)	(4,288)	(4,621)
Loss on impairment, net of taxes	51,983	43,183	70,044	45,250

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gain on depreciable property, net of taxes and noncontrolling interests' share	—	(50,797)	(2,236)	(50,756)
FFO allocable to Operating Partnership common unitholders	92,143	116,084	175,047	222,694
Litigation expenses (1)	—	9	—	52
Nonrecurring professional fees expense (reimbursement) (1)	—	6	—	(919)
(Gain) loss on investments, net of taxes (2)	(287)	5,843	(287)	5,843
Non-cash default interest expense (3)	916	1,187	1,832	2,494
Gain on extinguishment of debt, net of noncontrolling interests' share (4)	—	(23,395)	—	(27,450)
FFO allocable to Operating Partnership common unitholders, as adjusted	$92,772	$99,734	$176,592	$202,714

FFO per diluted share	$0.46	$0.58	$0.88	$1.12

FFO, as adjusted, per diluted share	$0.46	$0.50	$0.88	$1.02

Weighted-average common and potential dilutive common shares outstanding with Operating Partnership units fully converted	199,767	199,371	199,731	199,326
(1) Litigation expense and nonrecurring professional fees expense are included in general and administrative expense in the accompanying condensed consolidated statements of operations. Nonrecurring professional fees reimbursement is included in interest and other income in the accompanying condensed consolidated statements of operations.

(2) The three months and six months ended June 30, 2018 includes a gain on investment related to the land we contributed to the Self Storage at Mid Rivers 50/50 joint venture. The three months and six months ended June 30, 2017 includes a loss on investment related to the write down of our 25% interest in River Ridge Mall based on the contract price to sell such interest to its joint venture partner. The sale closed in August 2017.

(3) The three months and six months ended June 30, 2018 includes default interest expense related to Acadiana Mall. The three months and six months ended June 30, 2017 includes default interest expense related to Wausau Center and Chesterfield Mall. The six months ended June 30, 2017 also includes default interest expense related to Midland Mall.

(4) The three months and six months ended June 30, 2017 primarily represents gain on extinguishment of debt related to the non-recourse loan secured by Chesterfield Mall, which was conveyed to the lender in the second quarter of 2017. The three months and six months ended June 30, 2017 also includes loss on extinguishment of debt related to a prepayment fee on the early retirement of the loans secured by The Outlet Shoppes at Oklahoma City, which was sold in April 2017. The six months ended June 30, 2017 also includes gain on extinguishment of debt related to the non-recourse loan secured by Midland Mall, which was conveyed to the lender in the first quarter of 2017.

The reconciliation of diluted EPS to FFO per diluted share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Diluted EPS attributable to common shareholders	$(0.20)	$0.18	$(0.26)	$0.31
Eliminate amounts per share excluded from FFO:
Depreciation and amortization expense, including amounts from consolidated properties, unconsolidated affiliates, non-real estate assets and excluding amounts allocated to noncontrolling interests	0.40	0.44	0.80	0.83
Loss on impairment, net of taxes	0.26	0.22	0.35	0.23
Gain on depreciable property, net of taxes and noncontrolling interests' share	—	(0.26)	(0.01)	(0.25)
FFO per diluted share	$0.46	$0.58	$0.88	$1.12

The reconciliations of FFO allocable to Operating Partnership common unitholders to FFO allocable to common shareholders, including and excluding the adjustments noted above, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
FFO allocable to Operating Partnership common unitholders	$92,143	$116,084	$175,047	$222,694
Percentage allocable to common shareholders (1)	86.43%	85.82%	86.27%	85.81%
FFO allocable to common shareholders	$79,639	$99,623	$151,013	$191,094

FFO allocable to Operating Partnership common unitholders, as adjusted	$92,772	$99,734	$176,592	$202,714
Percentage allocable to common shareholders (1)	86.43%	85.82%	86.27%	85.81%
FFO allocable to common shareholders, as adjusted	$80,183	$85,592	$152,346	$173,949

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
Interest Rate Risk
Based on our proportionate share of consolidated and unconsolidated variable-rate debt at June 30, 2018, a 0.5% increase or decrease in interest rates on variable-rate debt would decrease or increase annual cash flows by approximately $5.8 million and increase or decrease annual interest expense, after the effect of capitalized interest, by approximately $5.7 million.
Based on our proportionate share of total consolidated and unconsolidated debt at June 30, 2018, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $41.0 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $94.0 million.
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
ITEM 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1 – 30, 2018	—	$—	—	$—
May 1 - 31, 2018	96	4.44	—	—
June 1 - 30, 2018	—	—	—	—
Total	96	$4.44	—	$—

(1)	Represents shares surrendered to the Company by employees to satisfy federal and state income tax requirements related to the vesting of shares of restricted stock.

(2)
Represents the market value of the common stock on the vesting date for the shares of restricted stock, which was used to determine the number of shares required to be surrendered to satisfy income tax withholding requirements.

Operating Partnership Units
The Operating Partnership elected to pay $1.2 million and $1.0 million in cash to a holder of 272,120 and a holder of 254,390 common units of limited partnership interest in the Operating Partnership in May 2018 and June 2018, respectively, upon the exercise of each holder's conversion rights.
There is no established public trading market for the Operating Partnership’s common units and they are not registered under Section 12 of the Securities Exchange Act of 1934. Each limited partner in the Operating Partnership has the right to exchange all or a portion of its common units for shares of the Company’s common stock, or at the Company’s election, their cash equivalent.
ITEM 3:    Defaults Upon Senior Securities
None.
ITEM 4:    Mine Safety Disclosures
Not applicable.
ITEM 5:    Other Information
None.

ITEM 6:    Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
3.3	Amendment to the Third Amended and Restated Bylaws of CBL & Associates Properties, Inc., Effective June 22, 2018 (1)
3.4	Third Amended and Restated Bylaws of CBL & Associates Properties, Inc., as amended through June 22, 2018
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of CBL & Associates Properties, Inc.
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of CBL & Associates Limited Partnership
12.3	Computation of Ratio of Earnings to Fixed Charges of CBL & Associates Properties, Inc.
12.4	Computation of Ratio of Earnings to Fixed Charges of CBL & Associates Limited Partnership
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
(1) Incorporated by reference from the Company's Current Report on Form 8-K, dated June 22, 2018 and filed on June 28, 2018. Commission File No. 1-12494 and 333-182515-01

SIGNATURES

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

Date: August 9, 2018