Form 10-Q
period 2018-09-30
CBL & ASSOCIATES PROPERTIES INC; CBL & ASSOCIATES LIMITED PARTNERSHIP
filed 2018-11-09
CIK 910612, 915140

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
As of November 2, 2018, there were 172,669,152 shares of CBL & Associates Properties, Inc.'s common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2018 of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the "Company" mean CBL & Associates Properties, Inc. and its subsidiaries. References to the "Operating Partnership" mean CBL & Associates Limited Partnership and its subsidiaries. The terms "we," "us" and "our" refer to the Company or the Company and the Operating Partnership collectively, as the context requires.
The Company is a real estate investment trust ("REIT") whose stock is traded on the New York Stock Exchange. The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At September 30, 2018, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 85.6% limited partner interest for a combined interest held by the Company of 86.6%.
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

CBL & Associates Properties, Inc.
CBL & Associates Limited Partnership

PART I – FINANCIAL INFORMATION

ITEM 1:   Financial Statements
CBL & Associates Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

ASSETS (1)	September 30, 2018	December 31, 2017
Real estate assets:
Land	$818,436	$813,390
Buildings and improvements	6,544,019	6,723,194
	7,362,455	7,536,584
Accumulated depreciation	(2,514,904)	(2,465,095)
	4,847,551	5,071,489
Held for sale	14,807	—
Developments in progress	73,530	85,346
Net investment in real estate assets	4,935,888	5,156,835
Cash and cash equivalents	20,695	32,627
Receivables:
Tenant, net of allowance for doubtful accounts of $2,214 and $2,011 in 2018 and 2017, respectively	77,095	83,552
Other, net of allowance for doubtful accounts of $838 in 2017	7,109	7,570
Mortgage and other notes receivable	8,171	8,945
Investments in unconsolidated affiliates	275,884	249,192
Intangible lease assets and other assets	166,177	166,087
	$5,491,019	$5,704,808

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness, net	$4,115,808	$4,230,845
Accounts payable and accrued liabilities	247,490	228,650
Total liabilities (1)	4,363,298	4,459,495
Commitments and contingencies (Note 7 and Note 11)
Redeemable noncontrolling interests	6,228	8,835
Shareholders' equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized:
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding	18	18
6.625% Series E Cumulative Redeemable Preferred Stock, 690,000 shares outstanding	7	7
Common stock, $.01 par value, 350,000,000 shares authorized, 172,663,873 and 171,088,778 issued and outstanding in 2018 and 2017, respectively	1,727	1,711
Additional paid-in capital	1,967,882	1,974,537
Dividends in excess of cumulative earnings	(927,416)	(836,269)
Total shareholders' equity	1,042,218	1,140,004
Noncontrolling interests	79,275	96,474
Total equity	1,121,493	1,236,478
	$5,491,019	$5,704,808

(1)
As of September 30, 2018, includes $621,616 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $414,923 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 6.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Operations (In thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES:
Minimum rents	$142,248	$150,836	$441,097	$468,195
Percentage rents	2,429	3,000	6,610	7,127
Other rents	2,347	3,790	6,898	11,171
Tenant reimbursements	55,374	63,055	172,601	192,577
Management, development and leasing fees	2,658	2,718	8,022	8,747
Other	1,822	1,251	6,448	4,079
Total revenues	206,878	224,650	641,676	691,896

OPERATING EXPENSES:
Property operating	30,004	31,295	92,357	96,250
Depreciation and amortization	71,945	71,732	217,261	225,461
Real estate taxes	19,433	21,573	61,737	62,343
Maintenance and repairs	11,475	11,254	36,713	36,322
General and administrative	16,051	13,568	47,845	45,402
Loss on impairment	14,600	24,935	84,644	71,401
Other	38	132	377	5,151
Total operating expenses	163,546	174,489	540,934	542,330
Income from operations	43,332	50,161	100,742	149,566
Interest and other income (loss)	283	(200)	714	1,235
Interest expense	(55,194)	(53,913)	(163,164)	(165,179)
Gain on extinguishment of debt	—	6,452	—	30,927
Gain (loss) on investments	—	(354)	387	(6,197)
Income tax benefit (provision)	(1,034)	1,064	1,846	4,784
Equity in earnings of unconsolidated affiliates	1,762	4,706	9,869	16,404
Income (loss) from continuing operations before gain on sales of real estate assets	(10,851)	7,916	(49,606)	31,540
Gain on sales of real estate assets	7,880	1,383	15,998	86,904
Net income (loss)	(2,971)	9,299	(33,608)	118,444
Net (income) loss attributable to noncontrolling interests in:
Operating Partnership	1,628	81	8,978	(8,702)
Other consolidated subsidiaries	(24)	(415)	369	(25,266)
Net income (loss) attributable to the Company	(1,367)	8,965	(24,261)	84,476
Preferred dividends	(11,223)	(11,223)	(33,669)	(33,669)
Net income (loss) attributable to common shareholders	$(12,590)	$(2,258)	$(57,930)	$50,807

Basic and diluted per share data attributable to common shareholders:
Net income (loss) attributable to common shareholders	$(0.07)	$(0.01)	$(0.34)	$0.30
Weighted-average common and potential dilutive common shares outstanding	172,665	171,096	172,426	171,060

Dividends declared per common share	$0.200	$0.265	$0.600	$0.795

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

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)
(Continued)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2018	$8,835	$25	$1,711	$1,974,537	$(836,269)	$1,140,004	$96,474	$1,236,478
Net loss	(515)	—	—	—	(24,261)	(24,261)	(8,832)	(33,093)
Cumulative effect of accounting change (Note 2)	—	—	—	—	11,433	11,433	—	11,433
Cumulative effect of accounting change (Note 3)	—	—	—	—	58,947	58,947	—	58,947
Dividends declared - common stock	—	—	—	—	(103,597)	(103,597)	—	(103,597)
Dividends declared - preferred stock	—	—	—	—	(33,669)	(33,669)	—	(33,669)
Issuances of 716,290 shares of common stock and restricted common stock	—	—	7	810	—	817	—	817
Conversion of 915,338 Operating Partnership common units into shares of common stock	—	—	9	3,050	—	3,059	(3,059)	—
Redemptions of Operating Partnership common units	—	—	—	—	—	—	(2,246)	(2,246)
Cancellation of 56,533 shares of restricted common stock	—	—	—	(249)	—	(249)	—	(249)
Performance stock units	—	—	—	993	—	993	—	993
Forfeiture of performance stock units	—	—	—	(250)	—	(250)	—	(250)
Amortization of deferred compensation	—	—	—	2,846	—	2,846	—	2,846
Adjustment for noncontrolling interests	3,033	—	—	(15,329)	—	(15,329)	12,296	(3,033)
Adjustment to record redeemable noncontrolling interests at redemption value	(1,696)	—	—	1,474	—	1,474	222	1,696
Contributions from noncontrolling interests	—	—	—	—	—	—	7,859	7,859
Distributions to noncontrolling interests	(3,429)	—	—	—	—	—	(23,439)	(23,439)
Balance, September 30, 2018	$6,228	$25	$1,727	$1,967,882	$(927,416)	$1,042,218	$79,275	$1,121,493

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(33,608)	$118,444
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	217,261	225,461
Net amortization of deferred financing costs, debt premiums and discounts	5,451	2,904
Net amortization of intangible lease assets and liabilities	198	(1,235)
Gain on sales of real estate assets	(15,998)	(86,904)
(Gain) loss on investments	(387)	6,197
Write-off of development projects	377	5,151
Share-based compensation expense	4,310	4,569
Loss on impairment	84,644	71,401
Gain on extinguishment of debt	—	(30,927)
Equity in earnings of unconsolidated affiliates	(9,869)	(16,404)
Distributions of earnings from unconsolidated affiliates	12,574	16,361
Provision for doubtful accounts	3,273	3,353
Change in deferred tax accounts	(2,706)	2,911
Changes in:
Tenant and other receivables	3,493	(4,893)
Other assets	(4,640)	(12,368)
Accounts payable and accrued liabilities	16,034	32,929
Net cash provided by operating activities	280,407	336,950

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(107,981)	(149,302)
Acquisitions of real estate assets	(3,301)	(79,799)
Proceeds from sales of real estate assets	70,419	201,291
Proceeds from disposal of investment	—	9,000
Additions to mortgage and other notes receivable	—	(4,118)
Payments received on mortgage and other notes receivable	775	3,443
Additional investments in and advances to unconsolidated affiliates	(2,243)	(17,199)
Distributions in excess of equity in earnings of unconsolidated affiliates	33,909	15,743
Changes in other assets	(5,903)	(14,471)
Net cash used in investing activities	(14,325)	(35,412)

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$530,679	$1,097,006
Principal payments on mortgage and other indebtedness	(649,904)	(1,159,144)
Additions to deferred financing costs	(238)	(5,003)
Prepayment fees on extinguishment of debt	—	(8,871)
Proceeds from issuances of common stock	117	150
Purchases of noncontrolling interests in the Operating Partnership	(2,246)	(593)
Contributions from noncontrolling interests	7,859	263
Payment of tax withholdings for restricted stock awards	(271)	(322)
Distributions to noncontrolling interests	(27,156)	(51,925)
Dividends paid to holders of preferred stock	(33,669)	(33,669)
Dividends paid to common shareholders	(103,280)	(135,941)
Net cash used in financing activities	(278,109)	(298,049)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(12,027)	3,489
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	68,172	65,069
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$56,145	$68,558

Reconciliation from condensed consolidated statements of cash flows to condensed consolidated balance sheets:
Cash and cash equivalents	$20,695	$31,351
Restricted cash (1):
Restricted cash	4,681	944
Mortgage escrows	30,769	36,263
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$56,145	$68,558

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$136,301	$150,816

(1)	Included in intangible lease assets and other assets in the condensed consolidated balance sheets.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Balance Sheets
(In thousands, except unit data)
(Unaudited)

ASSETS (1)	September 30, 2018	December 31, 2017
Real estate assets:
Land	$818,436	$813,390
Buildings and improvements	6,544,019	6,723,194
	7,362,455	7,536,584
Accumulated depreciation	(2,514,904)	(2,465,095)
	4,847,551	5,071,489
Held for sale	14,807	—
Developments in progress	73,530	85,346
Net investment in real estate assets	4,935,888	5,156,835
Cash and cash equivalents	20,695	32,627
Receivables:
Tenant, net of allowance for doubtful accounts of $2,214 and $2,011 in 2018 and 2017, respectively	77,095	83,552
Other, net of allowance for doubtful accounts of $838 in 2017	7,061	7,520
Mortgage and other notes receivable	8,171	8,945
Investments in unconsolidated affiliates	276,418	249,722
Intangible lease assets and other assets	166,057	165,967
	$5,491,385	$5,705,168

LIABILITIES, REDEEMABLE INTERESTS AND CAPITAL
Mortgage and other indebtedness, net	$4,115,808	$4,230,845
Accounts payable and accrued liabilities	247,607	228,720
Total liabilities (1)	4,363,415	4,459,565
Commitments and contingencies (Note 7 and Note 11)
Redeemable common units	6,228	8,835
Partners' capital:
Preferred units	565,212	565,212
Common units:
General partner	5,540	6,735
Limited partners	539,191	655,120
Total partners' capital	1,109,943	1,227,067
Noncontrolling interests	11,799	9,701
Total capital	1,121,742	1,236,768
	$5,491,385	$5,705,168

(1)
As of September 30, 2018, includes $621,616 of assets related to consolidated variable interest entities that can only be used to settle obligations of the consolidated variable interest entities and $414,923 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Operating Partnership. See Note 6.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership Condensed Consolidated Statements of Operations (In thousands, except per unit data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES:
Minimum rents	$142,248	$150,836	$441,097	$468,195
Percentage rents	2,429	3,000	6,610	7,127
Other rents	2,347	3,790	6,898	11,171
Tenant reimbursements	55,374	63,055	172,601	192,577
Management, development and leasing fees	2,658	2,718	8,022	8,747
Other	1,822	1,251	6,448	4,079
Total revenues	206,878	224,650	641,676	691,896

OPERATING EXPENSES:
Property operating	30,004	31,295	92,357	96,250
Depreciation and amortization	71,945	71,732	217,261	225,461
Real estate taxes	19,433	21,573	61,737	62,343
Maintenance and repairs	11,475	11,254	36,713	36,322
General and administrative	16,051	13,568	47,845	45,402
Loss on impairment	14,600	24,935	84,644	71,401
Other	38	132	377	5,151
Total operating expenses	163,546	174,489	540,934	542,330
Income from operations	43,332	50,161	100,742	149,566
Interest and other income (loss)	283	(200)	714	1,235
Interest expense	(55,194)	(53,913)	(163,164)	(165,179)
Gain on extinguishment of debt	—	6,452	—	30,927
Gain (loss) on investments	—	(354)	387	(6,197)
Income tax benefit (provision)	(1,034)	1,064	1,846	4,784
Equity in earnings of unconsolidated affiliates	1,762	4,706	9,869	16,404
Income (loss) from continuing operations before gain on sales of real estate assets	(10,851)	7,916	(49,606)	31,540
Gain on sales of real estate assets	7,880	1,383	15,998	86,904
Net income (loss)	(2,971)	9,299	(33,608)	118,444
Net (income) loss attributable to noncontrolling interests	(24)	(415)	369	(25,266)
Net income (loss) attributable to the Operating Partnership	(2,995)	8,884	(33,239)	93,178
Distributions to preferred unitholders	(11,223)	(11,223)	(33,669)	(33,669)
Net income (loss) attributable to common unitholders	$(14,218)	$(2,339)	$(66,908)	$59,509

Basic and diluted per unit data attributable to common unitholders:
Net income (loss) attributable to common unitholders	$(0.07)	$(0.01)	$(0.34)	$0.30
Weighted-average common and potential dilutive common units outstanding	199,432	199,321	199,630	199,325

Distributions declared per common unit	$0.209	$0.273	$0.627	$0.819

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

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Capital
(In thousands)
(Unaudited)
(Continued)

		Number of			Common Units
	Redeemable Common Units	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Total Partners' Capital	Noncontrolling Interests	Total Capital
Balance, January 1, 2018	$8,835	25,050	199,297	$565,212	$6,735	$655,120	$1,227,067	$9,701	$1,236,768
Net income (loss)	(515)	—	—	33,669	(682)	(65,711)	(32,724)	(369)	(33,093)
Cumulative effect of accounting change (Note 2)	—	—	—	—	117	11,316	11,433	—	11,433
Cumulative effect of accounting change (Note 3)	—	—	—	—	605	58,342	58,947	—	58,947
Distributions declared - common units	(3,429)	—	—	—	(1,207)	(120,436)	(121,643)	—	(121,643)
Distributions declared - preferred units	—	—	—	(33,669)	—	—	(33,669)	—	(33,669)
Issuances of common units	—	—	715	—	—	817	817	—	817
Redemptions of common units	—	—	(527)	—	—	(2,246)	(2,246)	—	(2,246)
Cancellation of restricted common stock	—	—	(57)	—	—	(249)	(249)	—	(249)
Performance stock units	—	—	—	—	10	983	993	—	993
Forfeiture of performance stock units	—	—	—	—	(3)	(247)	(250)	—	(250)
Amortization of deferred compensation	—	—	—	—	29	2,817	2,846	—	2,846
Allocation of partners' capital	3,033	—	—	—	(81)	(2,994)	(3,075)	—	(3,075)
Adjustment to record redeemable interests at redemption value	(1,696)	—	—	—	17	1,679	1,696	—	1,696
Contributions from noncontrolling interests	—	—	—	—	—	—	—	7,859	7,859
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5,392)	(5,392)
Balance, September 30, 2018	$6,228	25,050	199,428	$565,212	$5,540	$539,191	$1,109,943	$11,799	$1,121,742

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(33,608)	$118,444
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	217,261	225,461
Net amortization of deferred financing costs, debt premiums and discounts	5,451	2,904
Net amortization of intangible lease assets and liabilities	198	(1,235)
Gain on sales of real estate assets	(15,998)	(86,904)
(Gain ) loss on investments	(387)	6,197
Write-off of development projects	377	5,151
Share-based compensation expense	4,310	4,569
Loss on impairment	84,644	71,401
Gain on extinguishment of debt	—	(30,927)
Equity in earnings of unconsolidated affiliates	(9,869)	(16,404)
Distributions of earnings from unconsolidated affiliates	12,569	16,362
Provision for doubtful accounts	3,273	3,353
Change in deferred tax accounts	(2,706)	2,911
Changes in:
Tenant and other receivables	3,493	(4,893)
Other assets	(4,640)	(12,368)
Accounts payable and accrued liabilities	16,039	32,935
Net cash provided by operating activities	280,407	336,957

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(107,981)	(149,302)
Acquisition of real estate assets	(3,301)	(79,799)
Proceeds from sales of real estate assets	70,419	201,291
Proceeds from disposal of investment	—	9,000
Additions to mortgage and other notes receivable	—	(4,118)
Payments received on mortgage and other notes receivable	775	3,443
Additional investments in and advances to unconsolidated affiliates	(2,243)	(17,199)
Distributions in excess of equity in earnings of unconsolidated affiliates	33,909	15,743
Changes in other assets	(5,903)	(14,471)
Net cash used in investing activities	(14,325)	(35,412)

CBL & Associates Limited Partnership Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$530,679	$1,097,006
Principal payments on mortgage and other indebtedness	(649,904)	(1,159,144)
Additions to deferred financing costs	(238)	(5,003)
Prepayment fees on extinguishment of debt	—	(8,871)
Proceeds from issuances of common units	117	150
Redemptions of common units	(2,246)	(593)
Contributions from noncontrolling interests	7,859	263
Payment of tax withholdings for restricted stock awards	(271)	(322)
Distributions to noncontrolling interests	(8,821)	(28,203)
Distributions to preferred unitholders	(33,669)	(33,669)
Distributions to common unitholders	(121,615)	(159,663)
Net cash used in financing activities	(278,109)	(298,049)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(12,027)	3,496
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	68,172	65,061
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$56,145	$68,557

Reconciliation from condensed consolidated statements of cash flows to condensed consolidated balance sheets:
Cash and cash equivalents	$20,695	$31,350
Restricted cash (1):
Restricted cash	4,681	944
Mortgage escrows	30,769	36,263
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$56,145	$68,557

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$136,301	$150,816

(1)	Included in intangible lease assets and other assets in the condensed consolidated balance sheets.

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
As of September 30, 2018, the Operating Partnership owned interests in the following properties:

		Other Properties
	Malls (1)	Associated Centers	Community Centers	Office Buildings/Other		Total
Consolidated properties	59	20	3	5	(2)	87
Unconsolidated properties (3)	8	3	4	1		16
Total	67	23	7	6		103

(1)	Category consists of regional malls, open-air centers and outlet centers (including one mixed-use center).

(2)	Includes CBL's two corporate office buildings.

(3)	The Operating Partnership accounts for these investments using the equity method because one or more of the other partners have substantive participating rights.
At September 30, 2018, the Operating Partnership had interests in the following properties under development:

	Consolidated Properties		Unconsolidated Properties
	Malls	All Other	Malls	All Other
Development	—	—	—	2
Redevelopments	8	—	1	—
CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At September 30, 2018, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 85.6% limited partner interest for a combined interest held by CBL of 86.6%.
The noncontrolling interest in the Operating Partnership is held by CBL & Associates, Inc., its shareholders and affiliates and certain senior officers of the Company (collectively "CBL's Predecessor"), all of which contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993, and by various third parties. At September 30, 2018, CBL’s Predecessor owned a 9.1% limited partner interest and third parties owned a 4.3% limited partner interest in the Operating Partnership.  CBL's Predecessor also owned 4.0 million shares of CBL’s common stock at September 30, 2018, for a total combined effective interest of 11.1% in the Operating Partnership.

The Operating Partnership conducts the Company’s property management and development activities through its wholly owned subsidiary, CBL & Associates Management, Inc. (the “Management Company”), to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).
The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. All intercompany transactions have been eliminated. The results for the interim period ended September 30, 2018 are not necessarily indicative of the results to be obtained for the full fiscal year.
These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2017.
Reclassifications
Certain reclassifications have been made to amounts in the Company's prior-year financial statements to conform to the current period presentation. The Company reclassified certain amounts related to restricted cash in its condensed consolidated statements of cash flows for the nine months ended September 30, 2017 upon the adoption of the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-18, Restricted Cash ("ASU 2016-18") in the fourth quarter of 2017, which required the change in restricted cash to be reported with cash and cash equivalents when reconciling beginning and ending amounts on the condensed consolidated statements of cash flows. The guidance was applied retrospectively to the prior period presented. As a result, restricted cash reductions of $1,261, previously included in cash flows from investing activities, were reclassified to cash flows from financing activities to reflect $7,650 of principal payments on mortgage and other indebtedness and the remaining $8,911 difference was reclassified to the beginning-of-period and end-of-period total amounts on the condensed consolidated statement of cash flows for the nine months ended September 30, 2017.
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
The Company completed an inventory of its leases in which it is a lessee and expects to record right-of-use assets and corresponding lease liabilities for ground leases. The Company has 10 ground lease arrangements in which it is the lessee for land. As of September 30, 2018, these ground leases have future contractual payments of approximately $14,767 with maturity dates ranging from February 2022 to July 2089.
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
The Company is evaluating the impact that this update may have on its condensed consolidated financial statements and related disclosures.

Description	Expected Adoption Date & Application Method	Financial Statement Effect and Other Information
ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract	January 1, 2020 - Prospective
The guidance addresses diversity in practice in accounting for the costs of implementation activities in a cloud computing arrangement that is a service contract. Under the guidance, the Company is to follow Subtopic 350-40 on internal-use software to determine which implementation costs to capitalize and which to expense.
The guidance also requires an entity to expense capitalized implementation costs over the term of the hosting arrangement and include that expense in the same line item as the fees associated with the service element of the arrangement.
The Company does not expect the adoption of this guidance will have a material impact on its condensed consolidated financial statements or disclosures.

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
Contract Balances
A summary of the Company's contract assets activity during the nine months ended September 30, 2018 is presented below:

Contract Assets
Balance as of January 1, 2018 (1)	$460
Tenant openings	(375)
Executed leases	525
Balance as of September 30, 2018	$610

(1)
In conjunction with the initial entry to record contract assets, $166 was also recorded in investments in unconsolidated affiliates in the condensed consolidated balance sheets to eliminate the Company's portion related to two unconsolidated affiliates.

There was no change to the $98 contract liability, recorded on January 1, 2018, during the nine months ended September 30, 2018.

The Company has the following contract balances as of September 30, 2018:

		As of September 30, 2018	Expected Settlement Period
Description	Financial Statement Line Item		2018	2019	2020	2023
Contract assets (1)	Management, development and leasing fees	$610	$(213)	$(389)	(4)	$(4)
Contract liability (2)	Other rents	98	(49)	(49)	—	—

(1)
Represents leasing fees recognized as revenue in the period in which the lease is executed. Under third party and unconsolidated affiliates' contracts, the remaining 50% of the commissions are paid when the tenant opens. The tenant typically opens within a year, unless the project is in development.

(2)	Relates to a contract in which the Company received advance payments in the initial year of the multi-year contract.
Revenues
Sales taxes are excluded from revenues. The following table presents the Company's revenues disaggregated by revenue source:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Leasing revenues (1)	$200,731	$621,016
Revenues from contracts with customers (ASC 606):
Operating expense reimbursements (2)	1,682	6,062
Management, development and leasing fees (3)	2,658	8,022
Marketing revenues (4)	1,124	3,374
	5,464	17,458

Other revenues	683	3,202
Total revenues	$206,878	$641,676

(1)	Revenues from leases are accounted for in accordance with ASC 840, Leases.

(2)
Includes $1,621 in the Malls segment and $61 in the All Other segment for the three months ended September 30, 2018. Includes $5,660 in the Malls segment and $402 in the All Other segment for the nine months ended September 30, 2018. See description below.

(3)	Included in All Other segment.

(4)
Includes $1,119 in the Malls segment and $5 in the All Other segment for the three months ended September 30, 2018. Includes $3,362 in the Malls segment and $12 in the All Other segment for the nine months ended September 30, 2018.

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

Revenue from Contracts with Customers
Operating expense reimbursements
Under operating and other agreements with third parties which own anchor or outparcel buildings at the Company's properties and pay no rent, the Company receives reimbursements for certain operating expenses such as utilities, ring road and parking lot maintenance, landscaping and other fees. These arrangements are primarily either set at a fixed rate with rate increases typically every five years or are on a variable (pro rata) basis, typically as a percentage of costs allocated based on square footage or sales. The majority of these contracts have an initial term and one or more extension options, which cumulatively approximate 50 or more years as historically the initial term and any extension options are reasonably certain of being executed by the third party. The standalone selling price of each performance obligation is determined based on the terms of the contract, which typically assign a price to each performance obligation that directly relates to the value the customer receives for the services being provided. Revenue is recognized as services are transferred to the customer. Variable consideration is based on historical experience and is generally recognized over time using the cost-to-cost method of measurement because it most accurately depicts the Company's performance in satisfying the performance obligation. The cumulative catch-up method is used to recognize any adjustments in variable consideration estimates. Under this method, any adjustment is recognized in the period it is identified.
Management, development and leasing fees
The Company earns revenue from contracts with third parties and unconsolidated affiliates for property management, leasing, development and other services. These contracts are accounted for on a month-to-month basis if the agreement does not contain substantive penalties for termination. The majority of the Company's contracts with customers are accounted for on a month-to-month basis. The standalone selling price of each performance obligation is determined based on the terms of the contract, which typically assign a price to each performance obligation that directly relates to the value the customer receives for the services being provided. These contracts generally are for the following:

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

Development and leasing fees received from an unconsolidated affiliate are recognized as revenue only to the extent of the third-party partner’s ownership interest. The Company's share of such fees are recorded as a reduction to the Company’s investment in the unconsolidated affiliate.
Marketing revenues
The Company earns marketing revenues from advertising and sponsorship agreements. These fees may be for tangible items in which the Company provides advertising services and creates signs and other promotional materials for the tenant or may be arrangements in which the customer sponsors a play area or event and receives specified brand recognition and other benefits over a set period of time. Revenue related to advertising services is recognized as goods and services are provided to the customer. Sponsorship revenue is recognized on a straight-line basis over the time period specified in the contract.

Performance obligations
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
Practical Expedients
The Company does not disclose the value of open performance obligations for (1) contracts with an original expected duration of one year or less and (2) contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice, which primarily relate to services performed for certain operating expense reimbursements and management, leasing and development activities, as described above. Performance obligations related to pro rata operating expense reimbursements for certain noncancellable contracts are disclosed below.
Outstanding Performance Obligations
The Company has outstanding performance obligations related to certain noncancellable contracts with customers for which it will receive pro rata operating expense reimbursements for providing certain maintenance and other services as described above. As of September 30, 2018, the Company expects to recognize these amounts as revenue over the following periods:

Performance obligation	Less than 5 years	5-20 years	Over 20 years	Total
Pro rata operating expense reimbursements	$981	$4,899	$33,581	$39,461
The Company evaluates its performance obligations each period and makes adjustments to reflect any known additions or cancellations. Performance obligations related to variable consideration which is based on sales is constrained.
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

Fair Value Measurements on a Recurring Basis
The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments.  Based on the interest rates for similar financial instruments, the carrying value of mortgage and other notes receivable is a reasonable estimate of fair value.  The estimated fair value of mortgage and other indebtedness was $3,905,211 and $4,199,357 at September 30, 2018 and December 31, 2017, respectively.  The fair value was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently.
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
Long-lived Assets Measured at Fair Value in 2018
The following table sets forth information regarding the Company's assets that are measured at fair value on a nonrecurring basis and related impairment charges for the nine months ended September 30, 2018:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss on Impairment
Long-lived assets	$42,100	$—	$—	$42,100	$84,644
During the nine months ended September 30, 2018, the Company recognized an impairment of real estate of $84,644 related to two malls and undeveloped land:

Impairment Date	Property	Location	Segment Classification	Loss on Impairment	Fair Value
March	Janesville Mall (1)	Janesville, WI	Malls	$18,061	$—
June	Cary Towne Center (2)	Cary, NC	Malls	51,985	34,000
September	Vacant land (3)	D'Iberville, MS	All Other	14,598	8,100
				$84,644	$42,100

(1)
The Company adjusted the book value of the mall to its estimated fair value based upon a net sales price of $17,640 in a signed contract with a third party buyer, adjusted to reflect estimated disposition costs. The mall was classified as held for sale as of June 30, 2018 until its sale in in July 2018. See Note 5 for additional information.

(2)
In June 2018, the Company was notified by IKEA that, as a result of a shift in its corporate strategy, it was terminating the contract to purchase land at the mall upon which it would develop and open a store. Under the terms of the interest-only non-recourse loan secured by the mall, the loan matured on the date the IKEA contract terminated if that date was prior to the scheduled maturity date of March 5, 2019. The Company engaged in conversations with the lender regarding a potential restructure of the loan. Based on the results of these conversations, the Company concluded that an impairment was required because it was unlikely to recover the asset's net carrying value through future cash flows. Management determined the fair value of Cary Towne Center using a discounted cash flow methodology. The discounted cash flow used assumptions including a 10-year holding period, a capitalization rate of 12.0% and a discount rate of 13%. See Note 7 for information related to the mortgage loan.

(3)
In accordance with the Company's quarterly impairment review process, the Company wrote down the book value of land to its estimated value of $8,100. The Company evaluated comparable land parcel transactions and determined that $8,100 was the land's estimated fair value.

Long-lived Assets Measured at Fair Value in 2017
The following table sets forth information regarding the Company's assets, which are included in the Company's condensed consolidated balance sheets as of September 30, 2018, that were measured at fair value on a nonrecurring basis and related impairment charges for the year ended December 31, 2017:

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

(1)
In accordance with the Company's quarterly impairment review process, the Company wrote down the book value of the mall to its estimated fair value of $67,300. Management determined the fair value of Acadiana Mall using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of 10 years, with a sale at the end of the holding period, a capitalization rate of 15.5% and a discount rate of 15.75%. The mall has experienced declining tenant sales and cash flows as a result of the downturn of the economy in its market area and was also impacted by an anchor's announcement in the second quarter 2017 that it would close its store later in 2017. The loan secured by Acadiana Mall matured in April 2017 and is in default. See Note 7 for additional information related to the mortgage loan.

(2)
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

Note 5 – Dispositions and Held for Sale
The Company evaluates its disposals utilizing the guidance in ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Based on its analysis, the Company determined that the dispositions described below do not meet the criteria for classification as discontinued operations and are not considered to be significant disposals based on its quantitative and qualitative evaluation. Thus, the results of operations of the properties described below, as well as any related gains or losses, are included in net income for all periods presented, as applicable.
2018 Dispositions
Net proceeds realized from the 2018 dispositions listed below were used to reduce the outstanding balances on the Company's credit facilities unless otherwise noted.
The following is a summary of the Company's 2018 dispositions:

				Sales Price
Sales Date	Property	Property Type	Location	Gross	Net	Gain
March	Gulf Coast Town Center - Phase III	All Other	Ft. Myers, FL	$9,000	$8,769	$2,236
July	Janesville Mall (1)	Malls	Janesville, WI	18,000	17,783	—
September	Statesboro Crossing (2)	All Other	Statesboro, GA	21,500	10,532	3,215
September	Prior sales adjustment	Malls		—	—	92
				$48,500	$37,084	$5,543

(1)	The Company recognized a loss on impairment of $18,061 in 2018 when it adjusted the book value of the mall to its estimated fair value based upon a contract with a third party buyer, adjusted to reflect estimated disposition costs. See Note 4. The mall was classified as held for sale as of June 30, 2018 until its sale in July 2018.

(2)
In conjunction with the sale of this 50/50 consolidated joint venture, the loan secured by the community center was retired. See Note 7 for more information. The Company received 100% of the net proceeds from the sale in accordance with the terms of the joint venture agreement.

The Company also realized a gain of $10,455 primarily related to the sale of 10 outparcels and proceeds from several outparcels sold through eminent domain proceedings during the nine months ended September 30, 2018.
2018 Held for Sale
Parkway Plaza was classified as held for sale at September 30, 2018 and the $14,807 on the condensed consolidated balance sheets represents the Company's related net investment in real estate assets at September 30, 2018, which approximates 0.3% of the Company's total assets as of September 30, 2018. There are no other material assets or liabilities associated with this community center. The community center was sold subsequent to September 30, 2018. See Note 14 for additional information.
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
At September 30, 2018, the Company had investments in 19 entities, which are accounted for using the equity method of accounting. The Company's ownership interest in these unconsolidated affiliates ranges from 10.0% to 65.0%. Of these entities, 14 are owned in 50/50 joint ventures.
2018 Activity - Unconsolidated Affiliates
G&I VIII CBL Triangle LLC
In September 2018, G&I VIII CBL Triangle LLC recognized an impairment of $89,826 to write down Triangle Town Center's net book value of $123,453 to its estimated fair value of approximately $33,600. Management determined the fair value using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of 10 years, with a sale at the end of the holding period, a capitalization rate of 15% and a discount rate of 15%. The mall has experienced declining tenant sales over the past few years and is facing challenges from store closures. The Company recorded $1,022 as its share of the loss on impairment recognized by the unconsolidated joint venture, which reduced the carrying value of the Company's investment in the joint venture to zero as of September 30, 2018.

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
Condensed Combined Financial Statements - Unconsolidated Affiliates
Condensed combined financial statement information of the unconsolidated affiliates is as follows:

	September 30, 2018	December 31, 2017
ASSETS
Investment in real estate assets	$2,025,289	$2,089,262
Accumulated depreciation	(658,163)	(618,922)
	1,367,126	1,470,340
Developments in progress	68,768	36,765
Net investment in real estate assets	1,435,894	1,507,105
Other assets	186,912	201,114
Total assets	$1,622,806	$1,708,219

LIABILITIES
Mortgage and other indebtedness, net	$1,322,144	$1,248,817
Other liabilities	42,986	41,291
Total liabilities	1,365,130	1,290,108

OWNERS' EQUITY
The Company	183,392	216,292
Other investors	74,284	201,819
Total owners' equity	257,676	418,111
Total liabilities and owners' equity	$1,622,806	$1,708,219

	Total for the Three Months Ended September 30,
	2018	2017
Total revenues	$54,579	$57,395
Net income (loss) (1)	$(85,136)	$7,868

(1)	The Company's share of net income (loss) is $1,762 and $4,706 for the three months ended September 30, 2018 and 2017, respectively.

	Total for the Nine Months Ended September 30,
	2018	2017
Total revenues	$166,843	$175,250
Net income (loss) (1)	$(72,585)	$24,980

(1)	The Company's share of net income (loss) is $9,869 and $16,404 for the nine months ended September 30, 2018 and 2017, respectively.
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

2018 Loan Repayment
The loan, secured by the related unconsolidated property, was retired in 2018:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid
April	CoolSprings Galleria (1)	6.98%	June 2018	$97,732

(1)	The loan secured by the property was retired using a portion of the net proceeds from a $155,000 fixed-rate loan. See 2018 Financings above for more information.
Noncontrolling Interests
Noncontrolling interests consist of the following:

	As of
	September 30, 2018	December 31, 2017
Noncontrolling interests:
Operating Partnership	$67,476	$86,773
Other consolidated subsidiaries	11,799	9,701
	$79,275	$96,474
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
Consolidated VIEs
As of September 30, 2018, the Company had investments in 19 consolidated VIEs with ownership interests ranging from 50% to 95%.
While the Company sold Statesboro Crossing in September 2018 (see Note 5 for additional information), Statesboro Crossing, LLC retained three outparcels which were not part of the sale and the consolidated joint venture is still classified as a VIE as of September 30, 2018.
Jarnigan Road II, LLC was wholly-owned by Jarnigan Road LP. During the second quarter of 2018, its ownership was restructured such that it became a wholly-owned subsidiary of the Management Company and is now a separate reportable VIE.
Unconsolidated VIEs
The table below lists the Company's unconsolidated VIEs as of September 30, 2018:

	Investment in Real Estate Joint Ventures and Partnerships	Maximum Risk of Loss
Ambassador Infrastructure, LLC (1)	$—	$10,605
EastGate Storage, LLC (1)	1,215	6,500
G&I VIII CBL Triangle LLC (2)	—	—
Self Storage at Mid Rivers, LLC (1)	1,061	5,987
Shoppes at Eagle Point, LLC (1)	17,519	36,400

(1)	The debt is guaranteed by the Operating Partnership at 100%. See Note 11 for more information.

(2)
In conjunction with a loss on impairment recorded in September 2018, as described above, the Company wrote down its investment in the unconsolidated 90/10 joint venture to zero. The maximum risk of loss is limited to the basis, which is zero.

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
The Company also provides a similar limited guarantee of the Operating Partnership's obligations with respect to its unsecured credit facilities and three unsecured term loans as of September 30, 2018.

Debt of the Operating Partnership
Net mortgage and other indebtedness consisted of the following:

	September 30, 2018		December 31, 2017
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties	$1,797,080	5.33%	$1,796,203	5.33%
Senior unsecured notes due 2023 (2)	447,309	5.25%	446,976	5.25%
Senior unsecured notes due 2024 (3)	299,951	4.60%	299,946	4.60%
Senior unsecured notes due 2026 (4)	616,436	5.95%	615,848	5.95%
Total fixed-rate debt	3,160,776	5.37%	3,158,973	5.37%
Variable-rate debt:
Non-recourse loan on operating property (5)	—	—%	10,836	3.37%
Recourse loans on operating properties	74,150	4.73%	101,187	4.00%
Unsecured lines of credit	201,358	3.65%	93,787	2.56%
Unsecured term loans	695,000	3.96%	885,000	2.81%
Total variable-rate debt	970,508	3.95%	1,090,810	2.90%
Total fixed-rate and variable-rate debt	4,131,284	5.04%	4,249,783	4.74%
Unamortized deferred financing costs	(15,476)		(18,938)
Total mortgage and other indebtedness, net	$4,115,808		$4,230,845

(1)	Weighted-average interest rate includes the effect of debt premiums and discounts, but excludes amortization of deferred financing costs.

(2)	The balance is net of an unamortized discount of $2,691 and $3,024 as of September 30, 2018 and December 31, 2017, respectively.

(3)	The balance is net of an unamortized discount of $49 and $54 as of September 30, 2018 and December 31, 2017, respectively.

(4)	The balance is net of an unamortized discount of $8,564 and $9,152 as of September 30, 2018 and December 31, 2017, respectively.

(5)	The loan was retired in conjunction with the sale of the property in September 2018. See Mortgages on Operating Properties section below.
Senior Unsecured Notes

Description	Issued (1)	Amount	Interest Rate (2)	Maturity Date (3)
2023 Notes	November 2013	$450,000	5.25%	December 2023
2024 Notes	October 2014	300,000	4.60%	October 2024
2026 Notes	December 2016 / September 2017	625,000	5.95%	December 2026

(1)	Issued by the Operating Partnership. CBL is a limited guarantor of the Operating Partnership's obligations under the Notes as described above.

(2)
Interest is payable semiannually in arrears. The interest rate for the 2024 Notes and the 2023 Notes is subject to an increase ranging from 0.25% to 1.00% from time to time if, on or after January 1, 2016 and prior to January 1, 2020, the ratio of secured debt to total assets of the Company, as defined, is greater than 40% but less than 45%. The required ratio of secured debt to total assets for the 2026 Notes is 40% or less. As of September 30, 2018, this ratio was 24% as shown below.

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
Each facility bears interest at LIBOR plus a spread of 0.875% to 1.550% based on the credit ratings for the Operating Partnership's senior unsecured long-term indebtedness. In August 2018, Standard & Poor's ("S&P") lowered its rating from BBB- to BB+, which caused the Company's interest rates to increase in September 2018. As of September 30, 2018, the Operating Partnership's interest rate is LIBOR plus 1.550%, based on the credit ratings of its unsecured long-term indebtedness of Ba1 from Moody's Investors Service ("Moody's"), BB+ from S&P and BB+ from Fitch Ratings ("Fitch"). Additionally, the Company pays an annual facility fee that ranges from 0.125% to 0.300% of the total capacity of each facility based on the credit ratings described above. As of September 30, 2018, the annual facility fee was 0.30%. The three unsecured lines of credit had a weighted-average interest rate of 3.65% at September 30, 2018.
The following summarizes certain information about the Company's unsecured lines of credit as of September 30, 2018:

	Total Capacity		Total Outstanding		Maturity Date	Extended Maturity Date
Wells Fargo - Facility A	$500,000	(1)	$—		October 2019	October 2020	(2)
First Tennessee	100,000	(3)	47,695		October 2019	October 2020	(4)
Wells Fargo - Facility B	500,000	(1)	153,663	(5)	October 2020
	$1,100,000	(6)	$201,358

(1)	Up to $30,000 of the capacity on this facility can be used for letters of credit.

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

(5)	There was $4,833 outstanding on this facility as of September 30, 2018 for letters of credit.

(6)	See debt covenant section below for limitation on excess capacity.
Unsecured Term Loans
The following summarizes certain information about the Company's unsecured term loans as of September 30, 2018:

	Total Outstanding	Interest Rate Spread	Interest Rate	Maturity Date	Extended Maturity Date
Wells Fargo - $350,000 term loan	$350,000	LIBOR + 1.75%	3.85%	October 2018	October 2019	(1)
Wells Fargo - $300,000 term loan	300,000	LIBOR + 2.00%	4.10%	July 2020	July 2022	(2)
First Tennessee - $45,000 term loan	45,000	LIBOR + 1.65%	3.75%	June 2021	June 2022
	$695,000

(1)	Subsequent to September 30, 2018, the Company exercised the extension option. See Note 14.

(2)	The loan has two one-year extension options, the second of which is at the lender's discretion.
Financial Covenants and Restrictions
The agreements for the unsecured lines of credit, the Notes and unsecured term loans contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum unencumbered asset and interest ratios, maximum secured indebtedness ratios, maximum total indebtedness ratios and limitations on cash flow distributions.  The Company believes that it was in compliance with all financial covenants and restrictions at September 30, 2018.

Unsecured Lines of Credit and Unsecured Term Loans
The following presents the Company's compliance with key covenant ratios, as defined, of the credit facilities and term loans as of September 30, 2018:

Ratio	Required	Actual
Debt to total asset value	< 60%	53%
Unsecured indebtedness to unencumbered asset value	< 60%	49%		(1)
Unencumbered NOI to unsecured interest expense	> 1.75x	2.6	x
EBITDA to fixed charges (debt service)	> 1.5x	2.3	x

(1)
The debt covenant limits the total amount of unsecured indebtedness the Company may have outstanding, which varies over time based on the ratio. Based on the Company’s outstanding unsecured indebtedness as of September 30, 2018, the total amount available to the Company on its lines of credit was $697,627. Therefore, the Company had additional availability of $491,436 based on the outstanding balances of the lines of credit as of September 30, 2018.

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
Senior Unsecured Notes
The following presents the Company's compliance with key covenant ratios, as defined, of the Notes as of September 30, 2018:

Ratio	Required	Actual
Total debt to total assets	< 60%	52%
Secured debt to total assets	< 40% (1)	24%
Total unencumbered assets to unsecured debt	> 150%	215%
Consolidated income available for debt service to annual debt service charge	> 1.5x	2.7x

(1)	Secured debt to total assets must be less than 45% for the 2023 Notes and the 2024 Notes until January 1, 2020.
The agreements for the Notes described above contain default provisions customary for transactions of this nature (with applicable customary grace periods). Additionally, any default in the payment of any recourse indebtedness greater than or equal to $50,000 of the Operating Partnership will constitute an event of default under the Notes.
Mortgages on Operating Properties
2018 Financings
The following table presents the loan, secured by the related consolidated property, that was entered into in 2018:

Date	Property	Stated Interest Rate	Maturity Date	Amount Financed
September	The Outlet Shoppes at El Paso (1)	5.10%	October 2028	$75,000

(1)
The Company owns the property in a 75/25 consolidated joint venture. A portion of the proceeds from the non-recourse loan was used to retire a recourse loan secured by Phase II of The Outlet Shoppes at El Paso as described below.

In August 2018, the Company exercised an option to extend the $27,446 loan secured by Hickory Point Mall to December 2019.
Subsequent to September 30, 2018, the Company closed on a construction loan for the redevelopment of the former Sears store at Brookfield Square. See Note 14 for more information.

2018 Loan Repayments
The Company repaid the following loans, secured by the related consolidated properties, in 2018:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
January	Kirkwood Mall	5.75%	April 2018	$37,295
August	Statesboro Crossing (2)	4.24%	June 2019	10,753
September	The Outlet Shoppes at El Paso - Phase II (3)	4.73%	December 2018	6,525
				$54,573

(1)	The Company retired the loans with borrowings from its credit facilities unless otherwise noted.

(2)	The loan was retired in conjunction with the sale of the property that secured the loan. See Note 5 for more information.

(3)
In July 2018, the loan secured by the property was extended from July 2018 to December 2018. It was subsequently retired when the joint venture closed on a new loan in September 2018 as described above.

Other
On June 4, 2018, the Company was notified by IKEA that, as a result of a shift in its corporate strategy, it was terminating the contract to purchase land at Cary Towne Center, upon which it would develop and open a store. In accordance with the terms of the $43,716 interest-only non-recourse loan that is secured by the mall, the loan matured on the date of the IKEA contract termination and is in default as of September 30, 2018. In August 2018, the Company and the lender executed a forbearance agreement. See Note 4 for information on the loss on impairment of real estate that the Company recorded in June 2018.
Scheduled Principal Payments
As of September 30, 2018, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, including construction loans and lines of credit, are as follows:

2018	$411,284
2019	309,346
2020	661,816
2021	499,321
2022	432,546
Thereafter	1,706,132
4,020,445
Unamortized discounts	(11,304)
Unamortized deferred financing costs	(15,476)
Principal balance of loan secured by Lender Mall in foreclosure (1)	122,143
Total mortgage and other indebtedness, net	$4,115,808

(1)	Represents the principal balance of the non-recourse loan, secured by Acadiana Mall, which is in default. The loan matured in 2017.
Of the $411,284 of scheduled principal payments in 2018, $43,716 relates to the principal balance of the operating property loan secured by Cary Towne Center, $350,000 represents the principal balance of one unsecured term loan and $17,568 relates to scheduled principal amortization. In August 2018, the Company entered into a forbearance agreement with the lender on the loan secured by Cary Towne Center, which is in default. Subsequent to September 30, 2018, the unsecured term loan was extended. See Note 14 for more information.
The Company is in the process of refinancing the $350,000 unsecured term loan that matures in October 2019. The refinancing will also include the $300,000 unsecured term loan, the $45,000 unsecured term loan and the three unsecured lines of credit with an aggregate capacity of $1,100,000. The unsecured term loans and lines of credit will be converted from unsecured to secured facilities. The Company has agreed with Wells Fargo, as lead lender, on a pool of properties that will serve as collateral for the new secured term loans and secured lines of credit. The due diligence on these properties is ongoing and is expected to be completed by January 2019. Until due diligence is complete, the number and specific properties comprising the collateral pool may change. Wells Fargo will secure commitments from additional banks as participants in the new facilities; however, the composition of the lenders and the amount that each will hold will be subject to the final approval of each lender. As of the date of the filing of these financial statements, management has obtained the approval of the Board of Directors and has agreed to a non-binding term sheet with Wells Fargo that includes a longer-term maturity. It is expected that the refinancing will close in January 2019.
In the unlikely event the secured facility is not closed, management intends to utilize availability under the existing unsecured lines of credit to retire the $350,000 unsecured term loan that matures in October 2019. The $300,000 and the $45,000 term loans have a final maturity of July 2022 and June 2022, respectively, and the combined $1,100,000 lines of credit have a final maturity of October 2020.
The Company’s mortgage and other indebtedness had a weighted-average maturity of 3.9 years as of September 30, 2018 and 4.4 years as of December 31, 2017.
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
Mortgage and other notes receivable consist of the following:

		As of September 30, 2018		As of December 31, 2017
	Maturity Date	Interest Rate	Balance	Interest Rate	Balance
Mortgages:
Columbia Place Outparcel	Feb 2022	5.00%	$288	5.00%	$302
One Park Place	May 2022	5.00%	837	5.00%	1,010
Village Square (1)	Sep 2018	4.00%	1,554	4.00%	1,596
Other (2)	Dec 2016 - Jan 2047	4.73% - 9.50%	2,510	4.07% - 9.50%	2,510
			5,189		5,418
Other Notes Receivable:
ERMC	Sep 2021	4.00%	2,354	4.00%	2,855
Southwest Theaters LLC	Apr 2026	5.00%	628	5.00%	672
			2,982		3,527

			$8,171		$8,945

(1)	The note was amended to extend the maturity date and restructure the monthly payment amount subsequent to September 30, 2018. See Note 14 for more information.

(2)	The $1,100 note with D'Iberville Promenade, LLC, with a maturity date of December 2016, is in default.
Note 9 – Segment Information
The Company measures performance and allocates resources according to property type, which is determined based on certain criteria such as type of tenants, capital requirements, economic risks, leasing terms, and short and long-term returns on capital. Rental income and tenant reimbursements from tenant leases provide the majority of revenues from all segments.
The Company's segment information for the three and nine months ended September 30, 2017 has been retrospectively revised from previously reported amounts to reflect a change in our reportable segments. The Company no longer separately presents quantitatively and qualitatively insignificant reportable segments. Malls represents the Company's only reportable segment and the All Other category is not significant.

Information on the Company’s segments is presented as follows:

Three Months Ended September 30, 2018	Malls	All Other (1)	Total
Revenues (2)	$188,440	$18,438	$206,878
Property operating expenses (3)	(57,243)	(3,669)	(60,912)
Interest expense	(24,665)	(30,529)	(55,194)
Other expense	—	(38)	(38)
Gain on sales of real estate assets	92	7,788	7,880
Segment profit (loss)	$106,624	$(8,010)	98,614
Depreciation and amortization expense			(71,945)
General and administrative expense			(16,051)
Interest and other income			283
Loss on impairment			(14,600)
Income tax provision			(1,034)
Equity in earnings of unconsolidated affiliates			1,762
Net loss			$(2,971)
Capital expenditures (4)	$38,512	$2,671	$41,183

Three Months Ended September 30, 2017	Malls	All Other (1)	Total
Revenues (2)	$205,020	$19,630	$224,650
Property operating expenses (3)	(59,602)	(4,520)	(64,122)
Interest expense	(28,922)	(24,991)	(53,913)
Other expense	—	(132)	(132)
Gain (loss) on sales of real estate assets	(1,994)	3,377	1,383
Segment profit (loss)	$114,502	$(6,636)	107,866
Depreciation and amortization expense			(71,732)
General and administrative expense			(13,568)
Interest and other income (loss)			(200)
Gain on extinguishment of debt			6,452
Loss on impairment			(24,935)
Loss on investment			(354)
Income tax benefit			1,064
Equity in earnings of unconsolidated affiliates			4,706
Net income			$9,299
Capital expenditures (4)	$47,246	$1,035	$48,281

Nine Months Ended September 30, 2018	Malls	All Other (1)	Total
Revenues (2)	$585,097	$56,579	$641,676
Property operating expenses (3)	(179,012)	(11,795)	(190,807)
Interest expense	(76,401)	(86,763)	(163,164)
Other expense	(84)	(293)	(377)
Gain on sales of real estate assets	92	15,906	15,998
Segment profit (loss)	$329,692	$(26,366)	303,326
Depreciation and amortization expense			(217,261)
General and administrative expense			(47,845)

Nine Months Ended September 30, 2018	Malls	All Other (1)	Total
Interest and other income			714
Loss on impairment			(84,644)
Gain on investment			387
Income tax benefit			1,846
Equity in earnings of unconsolidated affiliates			9,869
Net loss			$(33,608)
Capital expenditures (4)	$105,593	$10,063	$115,656

Nine Months Ended September 30, 2017	Malls	All Other (1)	Total
Revenues (2)	$632,830	$59,066	$691,896
Property operating expenses (3)	(182,926)	(11,989)	(194,915)
Interest expense	(93,481)	(71,698)	(165,179)
Other expense	—	(5,151)	(5,151)
Gain on sales of real estate assets	75,434	11,470	86,904
Segment profit (loss)	$431,857	$(18,302)	413,555
Depreciation and amortization expense			(225,461)
General and administrative expense			(45,402)
Interest and other income			1,235
Gain on extinguishment of debt			30,927
Loss on impairment			(71,401)
Loss on investment			(6,197)
Income tax benefit			4,784
Equity in earnings of unconsolidated affiliates			16,404
Net income			$118,444
Capital expenditures (4)	$126,290	$5,588	$131,878

Total Assets	Malls	All Other (1)	Total
September 30, 2018	$4,979,583	$511,436	$5,491,019

December 31, 2017	$5,152,789	$552,019	$5,704,808

(1)	The All Other category includes associated centers, community centers, mortgage and other notes receivable, office buildings, self-storage facilities and the Management Company.

(2)	Management, development and leasing fees are included in the All Other category. See Note 3 for information on the Company's revenues disaggregated by revenue source for each of the above segments.

(3)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.

(4)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

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

Due to a net loss for the nine month period ended September 30, 2018, the computation of diluted EPS does not include contingently issuable shares due to their anti-dilutive nature. Had the Company reported net income for the nine months ended September 30, 2018, the denominator for diluted EPS would have been 172,563,094, including 137,094 contingently issuable shares related to performance stock unit ("PSU") awards.
Earnings per Unit of the Operating Partnership
Basic earnings per unit (“EPU”) is computed by dividing net income (loss) attributable to common unitholders by the weighted-average number of common units outstanding for the period. Diluted EPU assumes the issuance of common units for all potential dilutive common units outstanding.
Due to a net loss for the nine month period ended September 30, 2018, the computation of diluted EPU does not include contingently issuable units due to their anti-dilutive nature. Had the Operating Partnership reported net income for the nine months ended September 30, 2018, the denominator for diluted EPU would have been 199,767,094, including 137,094 contingently issuable units related to PSU awards.
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

The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018							Obligation Recorded to Reflect Guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership		Maximum Guaranteed Amount	Debt Maturity Date (1)		9/30/2018	12/31/2017
West Melbourne I, LLC - Phase I (2)	50%	$41,737	50%	(3)	$20,869	Feb-2021	(3)	$209	$86
West Melbourne I, LLC - Phase II (2)	50%	16,097	50%	(3)	8,049	Feb-2021	(3)	80	33
Port Orange I, LLC	50%	56,366	50%	(3)	28,183	Feb-2021	(3)	282	116
Ambassador Infrastructure, LLC	65%	10,605	100%		10,605	Aug-2020		106	177
Shoppes at Eagle Point, LLC	50%	32,679	100%	(4)	36,400	Oct-2020	(5)	364	364
EastGate Storage, LLC	50%	4,162	100%	(6)	6,500	Dec-2022		65	65
Self Storage at Mid Rivers, LLC (7)	50%	2,021	100%		5,987	Apr-2023		60	—
			Total guaranty liability					$1,166	$841

(1)	Excludes any extension options.

(2)	The loan is secured by Hammock Landing - Phase I and Hammock Landing - Phase II, respectively.

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

The Company has guaranteed the lease performance of York Town Center, LP ("YTC"), an unconsolidated affiliate in which the Company owns a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $13,200 as of September 30, 2018.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not include an obligation for this guaranty because it determined that the fair value of the guaranty was not material as of September 30, 2018 and December 31, 2017.
Performance Bonds
The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $17,309 and $16,998 at September 30, 2018 and December 31, 2017, respectively.
Note 12 – Share-Based Compensation
As of September 30, 2018, the Company has outstanding awards under the CBL & Associates Properties, Inc. 2012 Stock Incentive Plan ("the 2012 Plan"), which was approved by the Company's shareholders in May 2012. The 2012 Plan permits the Company to issue stock options and common stock to selected officers, employees and non-employee directors of the Company up to a total of 10,400,000 shares. As the primary operating subsidiary of the

Company, the Operating Partnership participates in and bears the compensation expense associated with the Company's share-based compensation plan.
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
Share-based compensation expense related to the restricted stock awards was $787 and $812 for the three months ended September 30, 2018 and 2017, respectively, and $3,263 and $3,175 for the nine months ended September 30, 2018 and 2017, respectively. Share-based compensation cost capitalized as part of real estate assets was $36 and $94 for the three months ended September 30, 2018 and 2017, respectively, and $260 and $308 for the nine months ended September 30, 2018 and 2017, respectively.
A summary of the status of the Company’s nonvested restricted stock awards as of September 30, 2018, and changes during the nine months ended September 30, 2018, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2018	642,359	$13.23
Granted	693,064	$4.55
Vested	(413,032)	$9.64
Forfeited	(8,852)	$9.36
Nonvested at September 30, 2018	913,539	$8.30
As of September 30, 2018, there was $5,443 of total unrecognized compensation cost related to nonvested stock awards granted under the plans, which is expected to be recognized over a weighted-average period of 2.6 years.
Long-Term Incentive Program
In 2015, the Company adopted a long-term incentive program ("LTIP") for its named executive officers, which consists of PSU awards and annual restricted stock awards, that may be issued under the 2012 Plan. The number of shares related to the PSU awards that each named executive officer may receive upon the conclusion of a three-year performance period is determined based on the Company's achievement of specified levels of long-term total stockholder return ("TSR") performance relative to the National Association of Real Estate Investment Trusts ("NAREIT") Retail Index, provided that at least a "Threshold" level must be attained for any shares to be earned.
Beginning with the 2018 PSUs, two-thirds of the quantitative portion of the award over the performance period will be based on the achievement of TSR relative to the NAREIT Retail Index while the remaining one-third will be based on the achievement of absolute TSR metrics. To maintain compliance with the 200,000 share annual equity grant limit under the 2012 Plan, beginning with the 2018 PSU grant, to the extent that a grant of PSUs could result in the issuance of a number of shares of common stock at the conclusion of the performance period that, when coupled with the number of shares of time-vesting restricted stock granted in the same year the PSUs were granted, would exceed the annual limit, any such excess will be converted to a cash bonus award with a value equivalent to the number of shares of common stock constituting such excess times the average of the high and low trading prices reported for CBL's common stock on the date such shares would otherwise have been issuable. Any such portion of the value of the 2018 PSUs earned payable as a cash bonus will be subject to the same vesting provisions as the issuance of common stock pursuant to the PSUs and is not expected to be significant. In addition, to the extent any cash is to be paid, the cash will be paid first relative to the vesting schedule, ahead of the issuance of shares of common stock with respect to the balance of PSUs earned.
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

Performance Stock Units
A summary of the status of the Company’s PSU activity as of September 30, 2018, and changes during the nine months ended September 30, 2018, is presented below:

	PSUs	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2018	560,371	$5.91
2018 PSUs granted	741,977	$2.63
Forfeited	(138,899)	$4.22
Outstanding at September 30, 2018 (1)	1,163,449	$4.55

(1)	None of the PSUs outstanding at September 30, 2018 were vested.
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
The fair value of the potential cash component related to the 2018 PSUs is measured at each reporting period, using the same methodology as was used at the initial grant date, and classified as a liability on the condensed consolidated balance sheet as of September 30, 2018 with an adjustment to compensation expense. If the performance criterion is not satisfied at the end of the performance period for the 2018 PSUs, previously recognized compensation expense related to the liability-classified awards would be reversed as there would be no value at the settlement date.
Share-based compensation expense related to the PSUs was $178 and $386 for the three months ended September 30, 2018 and 2017, respectively, and $1,130 and $1,115 for the nine months ended September 30, 2018 and 2017, respectively. Unrecognized compensation costs related to the PSUs was $3,141 as of September 30, 2018, which is expected to be recognized over a weighted-average period of 3.7 years.
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

Note 13 – Noncash Investing and Financing Activities
The Company’s noncash investing and financing activities were as follows:

	Nine Months Ended September 30,
	2018	2017
Accrued dividends and distributions payable	$41,657	$54,375
Additions to real estate assets accrued but not yet paid	22,428	12,204
Conversion of Operating Partnership units for common stock (1)	3,059	—
Deconsolidation upon contribution/assignment of interests in joint venture: (1)
Decrease in real estate assets	(587)	(9,131)
Increase in investment in unconsolidated affiliates	974	—
Decrease in mortgage and other indebtedness	—	2,466
Decrease in operating assets and liabilities	—	1,286
Decrease in noncontrolling interest and joint venture interest	—	2,232
Transfer of real estate assets in settlement of mortgage debt obligation:
Decrease in real estate assets	—	(149,722)
Decrease in mortgage and other indebtedness	—	189,642
Decrease in operating assets and liabilities	—	(122)

(1)	See Note 6 for more information.
Note 14 – Subsequent Events
In October 2018, the Company closed on the sale of Parkway Plaza, located in Fort Oglethorpe, GA. The community center sold for a gross sales price of $16,500. Net proceeds were used to reduce outstanding balances on the Company's unsecured lines of credit.
In October 2018, the Company exercised its option to extend the $350,000 unsecured term loan to October 2019.
The $1,554 mortgage note receivable secured by Village Square was amended in October 2018 to extend the maturity date to December 2018 and restructure the monthly payment amount.
In October 2018, the Company closed on a $29,400 construction loan. The three-year loan bears interest at a variable rate of LIBOR plus 290 basis points. The loan has a one-year extension option for an outside maturity of October 2022. Funds from the loan will be used in the redevelopment of the former Sears location at Brookfield Square in Brookfield, WI.
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
EXECUTIVE OVERVIEW
We are a self-managed, self-administered, fully integrated REIT that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air and mixed-use centers, outlet centers, associated centers, community centers and office properties. See Note 1 to the condensed consolidated financial statements for information on our property interests as of September 30, 2018. We have elected to be taxed as a REIT for federal income tax purposes.
We had a net loss for the three and nine months ended September 30, 2018 of $3.0 million and $33.6 million, respectively, compared to net income for the three and nine months ended September 30, 2017 of $9.3 million and $118.4 million, respectively. We recorded a net loss attributable to common shareholders for the three and nine months ended September 30, 2018 of $12.6 million and $57.9 million, respectively, compared to a net loss for the three months ended September 30, 2017 of $2.3 million and net income of $50.8 million for the nine months ended September 30, 2017. The year-to-date decline was primarily due to a decline in revenue related to the impact of late 2017 and early 2018 tenant bankruptcies, which impacted our overall portfolio, as well as a higher amount of gain on sales of real estate assets in the prior-year period.
Quarterly results were in-line with our expectations despite significant additional rent losses from unanticipated store closings. The Sears bankruptcy allows us to accelerate our redevelopment plans to further transform our properties into suburban town centers. The six additional Sears closures announced as part of the filing are expected to have minimal impact to our financial results for 2018. Three of these were stores we had purchased from Sears in a 2017 sale-leaseback transaction and already have redevelopment plans underway. We are utilizing a capital-lite development strategy for a number of redevelopment projects across our portfolio that require little or no investment by us in order to preserve capital. See the Liquidity and Capital Resources section for information on our development, expansion and redevelopment projects as of September 30, 2018.
We are strengthening our balance sheet by extending our maturity schedule. Funds from a 10-year fixed 5.103% fixed-rate loan secured by The Outlet Shoppes at El Paso coupled with net proceeds from the second quarter refinancing of CoolSprings Galleria, aggregating to approximately $94.0 million at our share, were used along with nearly $90.0 million in proceeds from dispositions to fund the majority of the $190 million term loan paydown in July. We have also made significant progress towards finalizing terms for the recast of our lines of credit and term loans. See "Liquidity and Capital Resources" for more information on financing activity.
As discussed last quarter, we have been evaluating preliminary projections for 2019 to ensure we have ample liquidity to fund redevelopments and debt reduction. To accomplish this goal, the Board has approved reducing the common dividend to an annualized rate of $0.30 per share from the prior annualized rate of $0.80 per share, beginning with the dividend payable on January 16, 2019. The dividend reduction will preserve an estimated $100 million of cash on an annual basis. Future dividends are subject to Board approval.
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
RESULTS OF OPERATIONS
Properties that were in operation for the entire year during 2017 and the nine months ended September 30, 2018 are referred to as the “Comparable Properties.”  Since January 1, 2017, we have opened one outlet center development and one self-storage facility as follows:

Property	Location	Date Opened
The Outlet Shoppes at Laredo (1)	Laredo, TX	April 2017
EastGate Mall - CubeSmart Self-storage (2)	Cincinnati, OH	September 2018

(1)	The Outlet Shoppes at Laredo is a 65/35 joint venture.

(2)
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
Comparison of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017
Revenues

	Total for the Three Months Ended September 30,			Comparable Properties
	2018	2017	Change	Core	Non-core	New	Dispositions	Change
Minimum rents	$142,248	$150,836	$(8,588)	$(6,978)	$(65)	$(141)	$(1,404)	$(8,588)
Percentage rents	2,429	3,000	(571)	(504)	26	—	(93)	(571)
Other rents	2,347	3,790	(1,443)	(1,277)	(81)	(46)	(39)	(1,443)
Tenant reimbursements	55,374	63,055	(7,681)	(7,400)	4	24	(309)	(7,681)
	202,398	220,681	(18,283)	(16,159)	(116)	(163)	(1,845)	(18,283)

Management, development and leasing fees	2,658	2,718	(60)	(60)	—	—	—	(60)
Other	1,822	1,251	571	746	27	(195)	(7)	571
Total revenues	$206,878	$224,650	$(17,772)	$(15,473)	$(89)	$(358)	$(1,852)	$(17,772)

Third quarter results reflect the impact of retailer bankruptcy activity, which occurred in 2017and year-to-date 2018. Minimum rents and tenant reimbursements of the Comparable Properties declined primarily due to store closures and rent concessions for tenants with high occupancy cost levels, including tenants in bankruptcy.
Other revenue for the three months ended September 30, 2018 includes $1.2 million of marketing revenues, which upon the adoption of the new revenue guidance (see Note 3 to the condensed consolidated financial statements) were classified under other revenues. For the three months ended September 30, 2017, these revenues were included in other rents in the condensed consolidated statements of operations.
Our cost recovery ratio was 90.9% compared to 98.3% in the prior-year period. The decline was primarily driven by lower occupancy and the bankruptcy activity noted above. The comparability of the ratio is also negatively impacted by the industry trend to move to gross leases.
Operating Expenses

	Total for the Three Months Ended September 30,			Comparable Properties
	2018	2017	Change	Core	Non-core	New	Dispositions	Change
Property operating	$30,004	$31,295	$(1,291)	$(747)	$(53)	$(28)	$(463)	$(1,291)
Real estate taxes	19,433	21,573	(2,140)	(2,935)	931	(55)	(81)	(2,140)
Maintenance and repairs	11,475	11,254	221	392	(27)	40	(184)	221
Property operating expenses	60,912	64,122	(3,210)	(3,290)	851	(43)	(728)	(3,210)

Depreciation and amortization	71,945	71,732	213	1,855	(1,069)	268	(841)	213
General and administrative	16,051	13,568	2,483	2,483	—	—	—	2,483
Loss on impairment	14,600	24,935	(10,335)	14,598	(24,523)	—	(410)	(10,335)
Other	38	132	(94)	(94)	—	—	—	(94)
Total operating expenses	$163,546	$174,489	$(10,943)	$15,552	$(24,741)	$225	$(1,979)	$(10,943)
Property operating expenses at the Comparable Properties decreased primarily due to decreases in utilities expense and bad debt expense, which is included in property operating, and a decline in real estate taxes. These decreases were partially offset by an increase in maintenance and repairs expense which was primarily related to parking lot expenses.
The $0.8 million increase in depreciation and amortization expense related to the Comparable Properties primarily relates to an increase of $3.1 million in write-offs related to tenant improvements due to several closings primarily related to the Bon-Ton bankruptcies. Amortization expense related to tenant improvements also was approximately $1.4 million lower for the three months ended September 30, 2018 as compared to September 30, 2017, primarily due to write-offs of tenant improvements in the prior-year period. Additionally, depreciation expense decreased by $0.8 million for two non-core malls.
General and administrative expenses increased primarily due to expense related to the retirement of the Company's Chief Operating Officer and higher legal expenses. As a percentage of revenues, general and administrative expenses excluding the one-time retirement expense were 7.0% for the three months ended September 30, 2018 compared to 6.0% for the three months ended September 30, 2017.
In the third quarter of 2018, we recognized a $14.6 million loss on impairment of real estate to write down the book value of vacant land. In the third quarter of 2017, we recognized a $24.9 million loss on impairment of real estate primarily to write down the book value of a mall. See Note 4 to the condensed consolidated financial statements for more information.
Other Income and Expenses
Interest expense increased $1.3 million for the three months ended September 30, 2018 compared to the prior-year period. The increase was primarily due to a $4.4 million increase in corporate-level interest expenses which were at higher variable rates compared to the prior-year quarter, partially related to the change in our credit ratings that increased our interest rate spreads in September as well as increases in LIBOR. Additionally, corporate-level interest expense increased due to an additional $225.0 million issuance of the 2026 Notes in September 2017. These increases were partially offset by $3.5 million lower property-level interest expense, related to the retirement of higher-rate mortgage loans and property dispositions. Interest expense also declined $0.6 million due to an increase in capitalized interest related to development projects for the three months ended September 30, 2018 compared to the prior-year period.
During the three months ended September 30, 2017, we recorded a $6.5 million gain on extinguishment of debt which primarily consisted of a $6.9 million gain, related to the conveyance of a mall to the lender in satisfaction of the non-recourse debt secured by the property. This was partially offset by a $0.4 million loss related to prepayment fees for the early retirement of debt.
During the three months ended September 30, 2017, we recognized a $0.4 million loss on investment related to the disposition of our 25% interest in an unconsolidated joint venture, which closed in the third quarter of 2017.
The income tax provision of $1.0 million for the three months ended September 30, 2018 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current tax provision of $1.7 million and a deferred tax benefit of $0.7 million. During the three months ended September 30, 2017, we recorded an income tax benefit of $1.1 million, which consisted of a current tax benefit of $0.2 million and a deferred tax benefit of over $0.8 million.
Equity in earnings of unconsolidated affiliates decreased by $2.9 million during the three months ended September 30, 2018 compared to the prior-year period. The $2.9 million decrease is primarily attributable to a $1.0 million loss on impairment related to our 10% investment in an unconsolidated affiliate, as described in Note 6, and decreases in base rent, percentage rent and tenant reimbursements at several malls primarily due to store closures and rent concessions for tenants with high occupancy cost levels, including tenants in bankruptcy.
During the three months ended September 30, 2018, we recognized $7.9 million of gain on sales of real estate assets primarily related to the sale of a community center and five outparcels. During the three months ended September 30, 2017, we recognized $1.4 million of gain on sales of real estate assets, primarily related to the sale of two outparcels.
Comparison of the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017
Revenues

	Total for the Nine Months Ended September 30,			Comparable Properties
	2018	2017	Change	Core	Non-core	New	Dispositions	Change
Minimum rents	$441,097	$468,195	$(27,098)	$(13,476)	$(1,362)	$860	$(13,120)	$(27,098)
Percentage rents	6,610	7,127	(517)	(238)	(23)	8	(264)	(517)
Other rents	6,898	11,171	(4,273)	(3,915)	(174)	(99)	(85)	(4,273)
Tenant reimbursements	172,601	192,577	(19,976)	(16,441)	(1,213)	881	(3,203)	(19,976)
	627,206	679,070	(51,864)	(34,070)	(2,772)	1,650	(16,672)	(51,864)

Management, development and leasing fees	8,022	8,747	(725)	(725)	—	—	—	(725)
Other	6,448	4,079	2,369	2,447	163	1	(242)	2,369
Total revenues	$641,676	$691,896	$(50,220)	$(32,348)	$(2,609)	$1,651	$(16,914)	$(50,220)
Revenues continue to reflect the impact of retailer bankruptcy activity, which occurred in 2017and year-to-date 2018. Minimum rents and tenant reimbursements of the Comparable Properties declined primarily due to store closures and rent concessions for tenants in bankruptcy.
The decrease in management, development and leasing fees was primarily due to terminated contracts for three malls owned by third parties, which we had been managing, that were sold to new owners.
Other revenue for the nine months ended September 30, 2018 includes $3.4 million of marketing revenues, which upon the adoption of the new revenue guidance (see Note 3 to the condensed consolidated financial statements) were classified under other revenues. For the nine months ended September 30, 2017, these revenues were included in other rents in the condensed consolidated statements of operations.

Our cost recovery ratio was 90.5% compared to 98.8% in the prior-year period. The decline was primarily driven by lower occupancy and the bankruptcy activity noted above as well as an increase of $1.4 million in snow removal expense for the nine months ended September 30, 2018. The comparability of the ratio is also negatively impacted by the industry trend to move to gross leases.
Operating Expenses

	Total for the Nine Months Ended September 30,			Comparable Properties
	2018	2017	Change	Core	Non-core	New	Dispositions	Change
Property operating	$92,357	$96,250	$(3,893)	$(1,375)	$(19)	$1,028	$(3,527)	$(3,893)
Real estate taxes	61,737	62,343	(606)	(1,195)	618	656	(685)	(606)
Maintenance and repairs	36,713	36,322	391	1,790	70	82	(1,551)	391
Property operating expenses	190,807	194,915	(4,108)	(780)	669	1,766	(5,763)	(4,108)

Depreciation and amortization	217,261	225,461	(8,200)	146	(3,074)	1,609	(6,881)	(8,200)
General and administrative	47,845	45,402	2,443	2,443	—	—	—	2,443
Loss on impairment	84,644	71,401	13,243	32,659	(15,547)	—	(3,869)	13,243
Other	377	5,151	(4,774)	(4,774)	—	—	—	(4,774)
Total operating expenses	$540,934	$542,330	$(1,396)	$29,694	$(17,952)	$3,375	$(16,513)	$(1,396)
Property operating expenses at the Comparable Properties decreased primarily due to a decrease in payroll and related expenses and utilities partially offset by an increase in marketing costs, which are all included in property operating, and a decrease in real estate taxes. These decreases were partially offset by higher snow removal costs, which are included in maintenance and repairs expense.
The $2.9 million decrease in depreciation and amortization expense related to the Comparable Properties primarily is attributable to a decline of $5.3 million in write-offs related to tenant improvements and in-place leases due to several closings related to tenant bankruptcies in the prior-year period, partially offset by an increase in depreciation expense related to capital expenditures for redevelopments and deferred maintenance.
General and administrative expenses increased primarily due to a decrease in capitalized overhead related to development projects and expense related to the retirement of the Company's Chief Operating Officer. As a percentage of revenues, general and administrative expenses excluding the one-time retirement expense were 7.2% for the nine months ended September 30, 2018 compared to 6.6% for the nine months ended September 30, 2017.
In the nine months ended September 30, 2018, we recognized an $84.6 million loss on impairment of real estate to write down the book value of two malls and vacant land. In the nine months ended September 30, 2017, we recognized a $71.4 million loss on impairment of real estate primarily to write down the book value of two malls, a parcel project near an outlet center and one outparcel. See Note 4 to the condensed consolidated financial statements for more information.
Other expense for the nine months ended September 30, 2017 includes $5.0 million of abandoned projects expense.
Other Income and Expenses
Interest and other income decreased $0.5 million for the     nine months ended September 30, 2018 compared to the prior-year period primarily due to $0.9 million received in the prior year as an insurance reimbursement for nonrecurring professional fees expense (which represent one-time expenses that are not part of our normal operations) related to the completed SEC investigation that occurred in 2016. This increase was partially offset by an increase in corporate interest income compared to the prior-year period.
Interest expense decreased $2.0 million for the nine months ended September 30, 2018 compared to the prior-year period. The decrease was primarily due to $18.1 million lower property-level interest expense, related to the retirement of higher-rate mortgage loans and property dispositions. This decrease was partially offset by an increase of $15.7 million in corporate-level interest expense as we used our credit lines to retire higher-rate secured debt.

During the nine months ended September 30, 2017, we recorded a $30.9 million gain on extinguishment of debt which primarily consisted of a $39.8 million gain related to the conveyance of three malls to the respective lenders in satisfaction of the non-recourse debt secured by the properties. This was partially offset by an $8.5 million loss related to prepayment fees for the early retirement of debt on mortgage loans secured by two malls.
The nine months ended September 30, 2018 includes a $0.4 million gain on investment related to the contribution of land to a new unconsolidated joint venture to construct a self-storage facility adjacent to a mall. See Note 6 for more information. During the nine months ended September 30, 2017, we recognized a $6.2 million loss on investment related to the disposition of our 25% interest in an unconsolidated joint venture, which closed in the third quarter of 2017.
The income tax benefit of $1.8 million for the nine months ended September 30, 2018 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current tax provision of $0.9 million and a deferred tax benefit of $2.7 million. During the nine months ended September 30, 2017, we recorded an income tax benefit of $4.8 million, which consisted of a current tax benefit of $7.7 million and a deferred tax provision of $2.9 million.
Equity in earnings of unconsolidated affiliates decreased by $6.5 million during the nine months ended September 30, 2018 compared to the prior-year period. The decrease is primarily attributable to a $1.0 million loss on impairment related to our 10% investment in an unconsolidated affiliate, as described in Note 6, and decreases in base rent, percentage rent and tenant reimbursements at several properties primarily due to store closures and rent concessions for tenants with high occupancy cost levels, including tenants in bankruptcy.
During the nine months ended September 30, 2018, we recognized $16.0 million of gain on sales of real estate assets including $5.5 million for the sale of two community centers and $10.5 million primarily related to the sale of 10 outparcels. During the nine months ended September 30, 2017, we recognized $86.9 million of gain on sales of real estate assets, primarily related to the sale of an outlet center and eight outparcels.
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
Since NOI includes only those revenues and expenses related to the operations of our shopping center properties, we believe that same-center NOI provides a measure that reflects trends in occupancy rates, rental rates, sales at the malls and operating costs and the impact of those trends on our results of operations. Our calculation of same-center NOI excludes lease termination income, straight-line rent adjustments, and amortization of above and below market lease intangibles and write-off of landlord inducement assets in order to enhance the comparability of results from one period to another.
We include a property in our same-center pool when we have owned all or a portion of the property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year and current year-to-date period. New properties are excluded from same-center NOI, until they meet this criteria. Properties excluded from the same-center pool that would otherwise meet this criteria are properties which are being repositioned or properties where we are considering alternatives for repositioning, where we intend to renegotiate the terms of the debt secured by the related property or return the property to the lender and those in which we own a noncontrolling interest of 25% or less. Acadiana Mall and Cary Towne Center were classified as a Lender Malls at September 30, 2018. Hickory Point Mall is currently being considered for repositioning at September 30, 2018. We own a noncontrolling interest of 10% in Triangle Town Center at September 30, 2018.

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net income (loss) for the three and nine month periods ended September 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(2,971)	$9,299	$(33,608)	$118,444
Adjustments: (1)
Depreciation and amortization	80,247	79,195	242,014	247,203
Interest expense	59,870	58,573	176,101	178,834
Abandoned projects expense	38	132	377	5,151
Gain on sales of real estate assets	(7,852)	(1,610)	(16,562)	(60,454)
(Gain) loss on investment	—	354	(387)	6,197
Gain on extinguishment of debt	—	(6,452)	—	(33,902)
Loss on impairment	15,622	24,935	85,666	71,401
Income tax (benefit) provision	1,034	(1,064)	(1,846)	(4,784)
Lease termination fees	(783)	(879)	(9,788)	(1,990)
Straight-line rent and above- and below-market lease amortization	822	(637)	2,941	(3,685)
Net income attributable to noncontrolling interests in other consolidated subsidiaries	(24)	(415)	369	(25,266)
General and administrative expenses	16,051	13,568	47,845	45,402
Management fees and non-property level revenues	(3,315)	(2,762)	(10,664)	(10,312)
Operating Partnership's share of property NOI	158,739	172,237	482,458	532,239
Non-comparable NOI	(5,623)	(9,145)	(20,112)	(37,291)
Total same-center NOI	$153,116	$163,092	$462,346	$494,948

(1)
Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.

Same-center NOI decreased 6.1% for the three months ended September 30, 2018 as compared to the prior-year period. The $10.0 million decrease for the three month period ended September 30, 2018 compared to the same period in 2017 primarily consisted of a $12.3 million decrease in revenues partially offset by a $2.3 million decline in operating expenses. Minimum rents and tenant reimbursements declined $11.4 million during the quarter primarily due to lower occupancy from store closures as well as rent concessions for tenants with high occupancy cost levels, including tenants in bankruptcy. Percentage rents also declined $0.5 million compared to the prior-year quarter. The $2.3 million decrease in operating expenses was primarily driven by a decrease of $2.8 million in real estate tax expense, which was partially offset by a $0.5 million increase in maintenance and repairs expense.
The 6.6% decrease in same center NOI for the nine months ended September 30, 2018 as compared to the prior-year period includes a $31.0 million decrease in revenues, primarily driven by a $29.5 million decline in minimum rents and tenant reimbursements due to lower occupancy and rent concessions for tenants in bankruptcy. Other rents and other income declined $1.4 million during the period while percentage rents decreased $0.1 million. Operating expenses increased $1.5 million for the nine months ended September 30, 2018 as compared to the prior-year period. The increase was primarily due to a $3.3 million increase in maintenance and repairs expense which was partially offset by decreases of $1.2 million in real estate tax expense and $0.6 million in property operating expense.
The decline in revenues for the nine months ended September 30, 2018 was impacted by a decrease of 0.9% in occupancy in our same-center mall portfolio. Average annual base rents for our same-center stabilized malls increased to $32.77 as of September 30, 2018 as compared to $32.64 for the prior-year period on a same-center basis.

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

(2)
Non-stabilized Malls - Malls that are in their initial lease-up phase. After three complete calendar years of operation, they are reclassified on January 1 of the fourth calendar year to the stabilized mall category. The Outlet Shoppes at Laredo was classified as a non-stabilized mall as of September 30, 2018 and 2017. The Outlet Shoppes of the Bluegrass was classified as a non-stabilized mall as of September 30, 2017.

(3)	Excluded Malls - We exclude malls from our core portfolio if they fall in the following categories, for which operational metrics are excluded:

a.
Lender Malls - Malls for which we are working or intend to work with the lender on a restructure of the terms of the loan secured by the property or convey the secured property to the lender. Acadiana Mall and Cary Towne Center were classified as Lender Malls as of September 30, 2018. There were no malls in this category as of September 30, 2017. Lender Malls are excluded from our same-center pool as decisions made while in discussions with the lender may lead to metrics that do not provide relevant information related to the condition of these properties or they may be under cash management agreements with the respective servicers.

b.
Repositioning Malls - Malls that are currently being repositioned or where we have determined that the current format of the mall no longer represents the best use of the mall and we are in the process of evaluating alternative strategies for the mall. This may include major redevelopment or an alternative retail or non-retail format, or after evaluating alternative strategies for the mall, we may determine that the mall no longer meets our criteria for long-term investment. The steps taken to reposition these malls, such as signing tenants to short-term leases, which are not included in occupancy percentages, or leasing to regional or local tenants, which typically do not report sales, may lead to metrics which do not provide relevant information related to the condition of these malls. Therefore, traditional performance measures, such as occupancy percentages and leasing metrics, exclude Repositioning Malls. Hickory Point Mall was classified as a Repositioning Mall as of September 30, 2018 and 2017. Cary Towne Center was classified as a Repositioning Mall as of September 30, 2017 until a change in redevelopment plans caused it to be reclassified as a Lender Mall as of September 30, 2018.

c.	Minority Interest Malls - Malls in which we have a 25% or less ownership interest. Triangle Town Center was classified as a Minority Interest Mall as of September 30, 2018 and 2017.
We derive the majority of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Nine Months Ended September 30,
	2018	2017
Malls	91.2%	91.5%
Other properties	8.8%	8.5%

Mall Store Sales
Mall store sales include reporting mall tenants of 10,000 square feet or less for stabilized malls and exclude license agreements, which are retail contracts that are temporary or short-term in nature and generally last more than three months but less than twelve months. The following is a comparison of our same-center sales per square foot:

	Twelve Months Ended September 30,
	2018	2017	% Change
Stabilized mall same-center sales per square foot	$378	$376	0.5%
Stabilized mall sales per square foot	$378	$373	1.3%
Retailers are reporting positive sales results, which are reflected in the increase we are showing in trailing 12-month sales for the period. September sales at five properties were impacted by closures related to Hurricane Florence, including Mayfaire Town Center in Wilmington, NC, which was closed for 10 days. We expect sales at these centers to rebound and project to end the year with a positive holiday season.
Occupancy
Our portfolio occupancy as of September 30, 2018, as compared to portfolio occupancy both as of September 30, 2017, and as of the the end of the prior quarter of 2018, is summarized in the following table (1):

	As of September 30,		As of June 30,
	2018	2017	2018
Total portfolio	92.0%	93.1%	91.1%
Malls:
Total mall portfolio	90.5%	91.6%	89.2%
Same-center malls	90.8%	91.7%	89.6%
Stabilized malls	90.8%	91.7%	89.5%
Non-stabilized malls (2)	73.6%	87.9%	71.9%
Other properties:	97.1%	98.2%	97.4%
Associated centers	97.2%	98.2%	97.9%
Community centers	96.8%	98.2%	96.9%

(1)
As noted above, excluded properties are not included in occupancy metrics. Occupancy for malls represents percentage of mall store gross leasable area occupied under 20,000 square feet. Occupancy for other properties represents percentage of gross leasable area occupied.

(2)
Represents occupancy for The Outlet Shoppes at Laredo as of September 30, 2018 and June 30, 2018. Represents occupancy for The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Laredo as of September 30, 2017.

Bankruptcy-related store closures impacted third quarter occupancy by approximately 77 basis points or 142,000 square feet. See Leasing below for an update on our progress made in replacing these stores.
Leasing
The following is a summary of the total square feet of leases signed in the three and nine month periods ended September 30, 2018 as compared to the prior-year periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating portfolio:
New leases	154,968	178,332	763,104	916,442
Renewal leases	590,923	678,304	1,907,874	1,765,682
Development portfolio:
New leases	87,293	131,744	190,951	258,746
Total leased	833,184	988,380	2,861,929	2,940,870

Average annual base rents per square foot are based on contractual rents in effect as of September 30, 2018 and 2017, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type (1):

	As of September 30,
	2018	2017
Malls:	$32.69	$32.61
Same-center stabilized malls	32.77	32.64
Stabilized malls	32.77	32.83
Non-stabilized malls (2)	25.48	26.25
Other properties:	15.16	15.03
Associated centers	13.68	13.85
Community centers	16.44	15.65
Office buildings	18.01	19.12

(1)	As noted above, excluded properties are not included in base rent. Average base rents for associated centers, community centers and office buildings include all leased space, regardless of size.

(2)
Represents average annual base rents for The Outlet Shoppes at Laredo as of September 30, 2018. Represents average annual base rents for The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Laredo as of September 30, 2017.

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the three and nine month periods ended September 30, 2018 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (1)	% Change Average
Quarter:
All Property Types (2)	492,802	$39.43	$34.21	(13.2)%	$34.51	(12.5)%
Stabilized malls	448,387	40.81	35.16	(13.8)%	35.47	(13.1)%
New leases (3)	59,188	51.77	44.45	(14.1)%	46.83	(9.5)%
Renewal leases	389,199	39.14	33.75	(13.8)%	33.74	(13.8)%

Year-to-Date:
All Property Types (2)	1,648,184	$41.51	$36.45	(12.2)%	$36.94	(11.0)%
Stabilized malls	1,570,492	42.26	36.98	(12.5)%	37.48	(11.3)%
New leases (3)	237,018	44.94	41.46	(7.7)%	43.55	(3.1)%
Renewal leases	1,333,474	41.78	36.19	(13.4)%	36.40	(12.9)%

(1)	Average gross rent does not incorporate allowable future increases for recoverable common area expenses.

(2)	Includes stabilized malls, associated centers, community centers and office buildings.

(3)	Excluding three leases executed during the third quarter of 2018, average new lease spreads would have been 0.6% and (0.2)% for the three and nine months ended September 30, 2018, respectively.
Spreads on new leases for stabilized malls declined 9% in the third quarter. We had three new leases signed where the prior rents were above market or we agreed to a lower rent due to the time the space has been vacant. Excluding these three deals, average spreads on new deals would have been positive for the quarter and flat year-to-date. We anticipate negative lease spreads again in the fourth quarter but are encouraged that the positive year-to-date sales in our portfolio will provide a more constructive leasing backdrop in the future.
Over 63% of our new leasing was executed with non-apparel tenants, including dining, entertainment and other uses. We have executed contracts, letters of intent or are in active negotiations with 50 restaurants, 14 entertainment venues, 9 hotels, 4 multi-family uses and 2 grocery stores. Additionally, other uses include fitness, medical office and self-storage facilities.

New and renewal leasing activity of comparable small shop space of less than 10,000 square feet for the nine month period ended September 30, 2018 based on the lease commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2018:
New	118	287,933	7.30	$42.43	$44.39	$43.65	$(1.22)	(2.8)%	$0.74	1.7%
Renewal	486	1,499,531	2.83	33.92	34.40	40.23	(6.31)	(15.7)%	(5.83)	(14.5)%
Commencement 2018 Total	604	1,787,464	3.71	35.29	36.01	40.78	(5.49)	(13.5)%	(4.77)	(11.7)%

Commencement 2019:
New	7	25,307	8.29	34.12	35.92	32.06	2.06	6.4%	3.86	12.0%
Renewal	106	399,843	3.38	31.25	31.57	34.34	(3.09)	(9.0)%	(2.77)	(8.1)%
Commencement 2019 Total	113	425,150	3.69	31.42	31.83	34.20	(2.78)	(8.1)%	(2.37)	(6.9)%

Total 2018/2019	717	2,212,614	3.70	$34.55	$35.20	$39.52	$(4.97)	(12.6)%	$(4.32)	(10.9)%
At the end of the second quarter we had 38 Sears locations in our core portfolio, excluding the location at Janesville Mall, that was sold in July, and a property where we only have a 10% interest. Assuming all of the announced store closures occur by year-end, we anticipate having 21 operating locations. The 17 store closings include 10 leased locations, three owned by Seritage and four locations owned by Sears or third parties. One of the Seritage stores has already been substantially redeveloped and we understand they have plans in various stages on others. Of our 10 leased Sears locations, three are stores we purchased last year and have active redevelopments in planning stages with two set to commence within the next six months. We have leases executed or out for signature on two locations and letters of intent or active discussions on the remainder. We are also in active negotiations on a number of stores that are still operating in anticipation of any future closures. We expect that some of the stores owned by Sears will be sold for third party redevelopment.
Gross annual rent related to the Sears stores which are closing approximates $5.0 million. The majority of this rent relates to stores we proactively expected to terminate the leases on to begin redevelopment projects. Due to this, we do not expect any material unbudgeted revenue loss in 2018 related to these closures or co-tenancy.
For 2019, we are estimating co-tenancy loss related to the Sears closures in the $7.0 to $10.0 million range. While Sears has indicated at this time that they intend to pursue a reorganization, if we assume a Sears liquidation occurs sometime early in the year, we estimate the impact of the incremental co-tenancy to be in the $4.0 to $8.0 million range. Co-tenancy provisions are far from uniform; however most require two or more anchors to have closed before they are triggered. As we approach our redevelopments, one of our major priorities is to limit downtime in properties where more than one anchor has closed. Across our portfolio, we have identified 11 locations where we have a Sears and Bon-Ton anchor that has closed or are expected to close. We have activity occurring on all 11 properties, with eight leases executed or out-for-signature and three locations which have active letters of intent or are under negotiation with tenants.
In August, all Bon-Ton locations in our portfolio closed. After the sale of Janesville Mall in July, we had one location at a non-core mall and 14 locations in our core portfolio, including 10 leased and four owned by others. Of the 10 leased locations we have leases executed or out-for-signature for six and have letters of intent or are in active negotiations on the remainder. Two replacements are scheduled to open before year-end. Total redevelopment spend for all six boxes is currently estimated at $10.5 million. We expect total annual spend for our entire redevelopment program to be in the $75.0 to $125.0 million range for the next few years to complete all the necessary redevelopments in our portfolio.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2018, we had $201.4 million outstanding on our three unsecured credit facilities leaving $491.4 million of availability based on the terms of the credit facilities as well as unrestricted cash and cash equivalents of $20.7 million. Our total pro rata share of debt at September 30, 2018 was $4.7 billion. Our consolidated unencumbered properties generated approximately 58.4% of total consolidated NOI for the nine months ended September 30, 2018 (excluding dispositions and Excluded Malls).

In August 2018, we sold Statesboro Crossing, a community center located in Statesboro, GA for a gross sales price of $21.5 million. After a portion of the proceeds was used to retire a $10.8 million loan secured by the property, we received 100% of the net proceeds from the sale under the terms of the joint venture agreement. We also sold another community center, Parkway Plaza, subsequent to September 30, 2018 for a gross sales price of $16.5 million. Net proceeds from these sales as well as net proceeds of $17.8 million from the sale of Janesville Mall in addition to proceeds from outparcel sales and the first quarter sale of phase three of Gulf coast Town Center, all of which aggregate to nearly $90.0 million in net proceeds year-to-date, were used to fund the $190.0 million retirement of the portion of our $490.0 million unsecured term loan that was due in July 2018. Additionally, net proceeds from the second quarter refinancing of the loan secured by CoolSprings Galleria and a new $75.0 million 10-year loan secured by The Outlet Shoppes at El Paso, which aggregate to approximately $94.0 million at our share, were used towards the paydown. See Note 6 and Note 7 to the condensed consolidated financial statements for more information on these financings. We also exercised an extension option to extend the maturity date of the $27.4 million loan secured by Hickory Point Mall to December 2019.
The Sears bankruptcy filing and announced store closings affords us the opportunity to accelerate redevelopment plans already in place. A capital-lite development strategy is being applied to a number of redevelopment projects across our portfolio where we have been successful in replacing vacant anchor locations with new tenants that require little or no investment by us, allowing us to preserve capital.
We reduced our common dividend for 2019 to an annualized rate of $0.30 per share, which will provide approximately $100 million of additional cash on an annual basis to help fund redevelopments and debt reduction. Additionally, we have implemented a program to create efficiencies in operations and reduce overhead including executive compensation. We will continue to opportunistically dispose of assets to generate equity.
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
Cash Flows - Operating, Investing and Financing Activities
There was $56.1 million of cash, cash equivalents and restricted cash as of September 30, 2018, a decrease of $12.0 million from December 31, 2017. Of this amount, $20.7 million was unrestricted cash and cash equivalents as of September 30, 2018.
Our net cash flows are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017	Change
Net cash provided by operating activities	$280,407	$336,950	$(56,543)
Net cash used in investing activities	(14,325)	(35,412)	21,087
Net cash used in financing activities	(278,109)	(298,049)	19,940
Net cash flows	$(12,027)	$3,489	$(15,516)
Cash Provided by Operating Activities
Cash provided by operating activities decreased $56.5 million primarily due to a decline in rental revenues during the quarter related to store closures and rent concessions for tenants with high occupancy cost levels, including tenants in bankruptcy, and the disposition of properties.
Cash Used in Investing Activities
Cash flows used in investing activities decreased $21.1 million compared to the prior year. The cash outflow for 2018 was primarily related to redevelopment expenditures as we continue to transform our properties by adding new retailers and new uses. These expenditures were partially offset by proceeds from the sales of outparcels, a mall and two community centers, as well as our share of the net proceeds from the refinancing of the CoolSprings Galleria loan. Cash used in investing activities in 2017 was due to the acquisition of Macy's and Sears locations at several malls in the first quarter of 2017 and expenditures related to renovations and redevelopments.
Cash Used in Financing Activities
Cash flows used in financing activities in 2018 reflect the reduction in the common stock dividend from $0.265 per share to $0.200 per share for each quarter of 2018 as compared to the corresponding quarters of 2017, as well as a net reduction in debt of $119.2 million with cash primarily generated from operating activities. Cash flows used in financing activities in 2017 reflect the higher dividend rate of $0.265 per share for each quarter of 2017 and a higher amount of distributions to noncontrolling interest as a result of distributing the partner’s share of net proceeds from the sale of a consolidated joint venture. Additionally, the reduction in debt during the 2017 period was lower as a greater amount of cash flows from operating activities were used to fund redevelopment activities and the acquisition Macy’s and Sears locations at several malls.
Debt
Debt of the Company
CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that it has a direct or indirect ownership interest in, is the borrower on all of our debt. CBL is a limited guarantor of the Notes, as described in Note 7 to the condensed consolidated financial statements, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. We also provide a similar limited guarantee of the Operating Partnership's obligations with respect to our unsecured credit facilities and three unsecured term loans as of September 30, 2018.
Debt of the Operating Partnership
The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

September 30, 2018	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$1,797,080	$(94,787)	$542,734	$2,245,027	5.01%
Recourse loan on operating property (3)	—	—	10,605	10,605	3.74%
Senior unsecured notes due 2023 (4)	447,309	—	—	447,309	5.25%
Senior unsecured notes due 2024 (5)	299,951	—	—	299,951	4.60%
Senior unsecured notes due 2026 (6)	616,436	—	—	616,436	5.95%
Total fixed-rate debt	3,160,776	(94,787)	553,339	3,619,328	5.16%
Variable-rate debt:
Recourse loans on operating properties	74,150	—	61,898	136,048	4.57%
Construction loans	—	—	34,700	34,700	4.96%
Unsecured lines of credit	201,358	—	—	201,358	3.65%
Unsecured term loans	695,000	—	—	695,000	3.96%
Total variable-rate debt	970,508	—	96,598	1,067,106	4.01%
Total fixed-rate and variable-rate debt	4,131,284	(94,787)	649,937	4,686,434	4.90%
Unamortized deferred financing costs	(15,476)	611	(2,826)	(17,691)
Mortgage and other indebtedness, net	$4,115,808	$(94,176)	$647,111	$4,668,743

December 31, 2017	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$1,796,203	$(77,155)	$521,731	$2,240,779	5.06%
Recourse loans on operating properties (3)	—	—	11,035	11,035	3.74%
Senior unsecured notes due 2023 (4)	446,976	—	—	446,976	5.25%
Senior unsecured notes due 2024 (5)	299,946	—	—	299,946	4.60%
Senior unsecured notes due 2026 (6)	615,848	—	—	615,848	5.95%
Total fixed-rate debt	3,158,973	(77,155)	532,766	3,614,584	5.19%
Variable-rate debt:
Non-recourse loan on operating property	10,836	(5,418)	—	5,418	3.37%
Recourse loans on operating properties	101,187	—	58,478	159,665	3.77%
Construction loan	—	—	5,977	5,977	4.28%
Unsecured lines of credit	93,787	—	—	93,787	2.56%
Unsecured term loans	885,000	—	—	885,000	2.81%
Total variable-rate debt	1,090,810	(5,418)	64,455	1,149,847	2.93%
Total fixed-rate and variable-rate debt	4,249,783	(82,573)	597,221	4,764,431	4.65%
Unamortized deferred financing costs	(18,938)	687	(2,441)	(20,692)
Mortgage and other indebtedness, net	$4,230,845	$(81,886)	$594,780	$4,743,739

(1)	Weighted-average interest rate includes the effect of debt premiums and discounts, but excludes amortization of deferred financing costs.

(2)
An unconsolidated affiliate has an interest rate swap on a notional amount outstanding of $45,165 as of September 30, 2018 and $46,054 as of December 31, 2017 related to a variable-rate loan on Ambassador Town Center to effectively fix the interest rate on this loan to a fixed-rate of 3.22%.

(3)
The unconsolidated affiliate has an interest rate swap on a notional amount outstanding of $10,605 as of September 30, 2018 and $11,035 as of December 31, 2017 related to a variable-rate loan on Ambassador Town Center - Infrastructure Improvements to effectively fix the interest rate on this loan to a fixed-rate of 3.74%.

(4)	The balance is net of an unamortized discount of $2,691 and $3,024 as of September 30, 2018 and December 31, 2017, respectively.

(5)	The balance is net of an unamortized discount of $49 and $54 as of September 30, 2018 and December 31, 2017, respectively.

(6)	The balance is net of an unamortized discount of $8,564 and $9,152 as of September 30, 2018 and December 31, 2017, respectively.
The weighted-average remaining term of our total share of consolidated and unconsolidated debt was 4.2 years and 4.6 years at September 30, 2018 and December 31, 2017, respectively. The weighted-average remaining term of our pro rata share of fixed-rate debt was 5.0 years and 5.4 years at September 30, 2018 and December 31, 2017, respectively.
As of September 30, 2018 and December 31, 2017, our pro rata share of consolidated and unconsolidated variable-rate debt represented 22.9% and 24.2%, respectively, of our total pro rata share of debt. As of September 30, 2018, our share of consolidated and unconsolidated variable-rate debt represented 17.5% of our total market capitalization (see Equity below) as compared to 17.6% as of December 31, 2017.
We are in the process of refinancing the $350.0 million unsecured term loan that matures in October 2019 as well as the $300.0 million unsecured term loan, the $45.0 million unsecured term loan and the three unsecured lines of credit with an aggregate capacity of $1.1 billion. The unsecured term loans and lines of credit will be converted from unsecured to secured facilities. We have agreed with Wells Fargo, as lead lender, on a pool of properties that will serve as collateral for the new secured term loans and secured lines of credit. The due diligence on these properties is ongoing and is expected to be completed by January 2019. Until due diligence is complete, the number and specific properties comprising the collateral pool may change. Wells Fargo will secure commitments from additional banks as participants in the new facilities; however, the composition of the lenders and the amount that each will hold will be subject to the final approval of each lender. As of the date of the filing of these financial statements, management has obtained the approval of the Board of Directors and has agreed to a non-binding term sheet with Wells Fargo that includes a longer-term maturity. It is expected that the refinancing will close in January 2019.

In the unlikely event the secured facility is not closed, management intends to utilize availability under the existing unsecured lines of credit to retire the $350.0 million unsecured term loan that matures in October 2019. The $300.0 million and the $45.0 million term loans have a final maturity of July 2022 and June 2022, respectively, and the combined $1.1 billion lines of credit have a final maturity of October 2020.
Our Board of Directors has also reduced the annualized dividend rate for 2019 to ensure ample liquidity is available to meet our capital needs. The dividend reduction will preserve an estimated $100 million of cash on an annual basis.
We anticipate the foreclosure of the $122.1 million loan secured by Acadiana Mall will be complete in 2019 and have executed a forbearance agreement with the lender concerning the $43.7 million loan secured by Cary Towne Center. We are working with the lender on a potential sale of the property that may occur in 2019. See Note 7 to the condensed consolidated financial statements for additional information concerning the amount and terms of our outstanding indebtedness and compliance with applicable covenants and restrictions as of September 30, 2018 as well as mortgage activity related to consolidated property loans.
See Note 6 to the condensed consolidated financial statements for information related to financing activity related to unconsolidated affiliates.
Credit Ratings
The Operating Partnership's credit ratings of its unsecured long-term indebtedness were as follows as of September 30, 2018:

Rating Agency	Rating	Outlook	Investment Grade
Fitch	BB+	Negative	No
Moody's	Ba1	Negative	No
S&P (1)	BB+	Negative	No

(1)	In August 2018, S&P lowered its rating to BB+. The change impacted our interest rates beginning September 1, 2018. The current interest rates are listed below.
We made a one-time irrevocable election to use our credit ratings, as defined above, to determine the interest rate on our three unsecured credit facilities and two unsecured term loans. Due to a downgrade from S&P in August 2018, our interest rates on our credit facilities and two term loans bear interest at a higher rate as of September 1, 2018. Borrowings under our three unsecured credit facilities bear interest at LIBOR plus 155 basis points and our unsecured term loans bear interest at LIBOR plus 175 and 200 basis points, respectively, based on the credit ratings noted above. Our facility fee also increased to 0.30% of the total capacity of each facility based on the credit ratings described above. The change in our credit ratings may also impact terms and conditions of future borrowings in addition to adversely affecting our ability to access the public debt markets.
Unencumbered Consolidated Portfolio Statistics
(Dollars in thousands, except sales per square foot data)

	Sales Per Square Foot for the Twelve Months Ended (1) (2)		Occupancy (2)		% of Consolidated Unencumbered NOI for the Nine Months Ended 9/30/18 (3)
	09/30/18	09/30/17	09/30/18	09/30/17
Unencumbered consolidated properties:
Tier 1 Malls	$402	$430	94.2%	95.8%	21.0%
Tier 2 Malls	338	338	90.4%	91.4%	54.5%
Tier 3 Malls	280	286	88.2%	89.5%	12.6%
Total Malls	339	345	90.5%	91.7%	88.1%

Total Associated Centers	N/A	N/A	96.8%	97.7%	7.5%

	Sales Per Square Foot for the Twelve Months Ended (1) (2)		Occupancy (2)		% of Consolidated Unencumbered NOI for the Nine Months Ended 9/30/18 (3)
	09/30/18	09/30/17	09/30/18	09/30/17

Total Community Centers	N/A	N/A	99.0%	98.9%	3.3%

Total Office Buildings and Other	N/A	N/A	90.0%	94.2%	1.1%

Total Unencumbered Consolidated Portfolio	$339	$345	92.2%	93.3%	100.0%

(1)	Represents same-center sales per square foot for mall tenants 10,000 square feet or less for stabilized malls.

(2)	Operating metrics are included for unencumbered operating properties and do not include sales or occupancy of unencumbered outparcels.

(3)
Our consolidated unencumbered properties generated approximately 58.4% of total consolidated NOI of $418,506,986 (which excludes NOI related to dispositions) for the nine months ended September 30, 2018.

Equity
During the nine months ended September 30, 2018, we paid dividends of $136.9 million to holders of CBL's common stock and preferred stock, as well as $27.2 million in distributions to the noncontrolling interest investors in the Operating Partnership and other consolidated subsidiaries. The Operating Partnership paid distributions of $33.7 million and $121.6 million on the preferred units and common units, respectively, as well as distributions of $8.8 million to the noncontrolling interests in other consolidated subsidiaries.

The following table represents our common stock dividend activity for the nine months ended September 30, 2018:

Period	Dividend Amount	Declaration Date	Date Paid
First Quarter	$0.20	February 22, 2018	April 17, 2018
Second Quarter	$0.20	May 31, 2018	July 16, 2018
Third Quarter	$0.20	August 24, 2018	October 16, 2018
Future dividends payable will be determined by our Board of Directors based upon circumstances at the time of declaration. The dividend will has been reduced to an annualized rate of $0.30 per share beginning with the dividend payable in January 2019 from the prior annualized rate of $0.80 per share. The dividend reduction will preserve an estimated $100 million of cash on an annual basis to ensure we have ample liquidity for redevelopment activity and debt reduction. Our dividend payout ratio, in relation to FFO, as adjusted, per diluted common share, was 49.0% for the nine months ended September 30, 2018. See "Non-GAAP Measure - Funds from Operations" below for additional information concerning the calculation of FFO, as adjusted, per diluted common share.
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
Debt-To-Total Market Capitalization
Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value of equity) ratio was 76.7% at September 30, 2018, compared to 67.4% at September 30, 2017. The increase in the debt-to-total-market capitalization ratio is primarily due to a decrease in CBL's stock price to $3.99 at September 28, 2018 from $8.39 at September 29, 2017. Our debt-to-total-market capitalization ratio at September 30, 2018 was computed as follows (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	199,430	$3.99	$795,726
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00	453,750
6.625% Series E Cumulative Redeemable Preferred Stock	690	250.00	172,500
Total market equity			1,421,976
Company’s share of total debt, excluding unamortized deferred financing costs			4,686,434
Total market capitalization			$6,108,410
Debt-to-total-market capitalization ratio			76.7%

(1)
Stock price for common stock and Operating Partnership units equals the closing price of CBL's common stock on September 28, 2018. The stock prices for the preferred stock represent the liquidation preference of each respective series of preferred stock.

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
The following table, which excludes expenditures for developments and expansions, summarizes these capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three and nine month periods ended September 30, 2018 compared to the same periods in 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Tenant allowances (1)	$6,978	$9,658	$35,199	$29,774

Renovations	—	5,190	563	9,255

Deferred maintenance:
Parking lot and parking lot lighting	206	4,060	871	8,321
Roof repairs and replacements	270	1,544	3,694	4,607
Other capital expenditures	5,255	5,616	15,035	15,833
Total deferred maintenance	5,731	11,220	19,600	28,761

Capitalized overhead	832	1,370	4,123	5,661

Capitalized interest	1,198	452	2,736	1,676

Total capital expenditures	$14,739	$27,890	$62,221	$75,127

(1)	Tenant allowances primarily relate to new leases. Tenant allowances related to renewal leases were not material for the periods presented.
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

Developments, Expansions and Redevelopments
The following tables summarize our development, expansion and redevelopment projects as of September 30, 2018.
Properties Opened During the Nine Months Ended September 30, 2018
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2018 YTD Cost	Opening Date	Initial Unleveraged Yield
Mall Expansion:
Parkdale Mall - Restaurant Addition	Beaumont, TX	100%	4,700	$1,315	$1,409	$266	Feb-18/ Mar-18	10.4%

Other - Outparcel Development:
EastGate Mall - CubeSmart Self-storage (3) (4)	Cincinnati, OH	50%	93,501	4,514	3,234	2,380	Sep-18	9.9%
Laurel Park Place - Panera Bread (3)	Livonia, MI	100%	4,500	1,772	1,592	351	May-18	9.7%
			98,001	6,286	4,826	2,731

Total Properties Opened			102,701	$7,601	$6,235	$2,997

(1) Total Cost is presented net of reimbursements to be received.
(2) Cost to Date does not reflect reimbursements until they are received.
(3) Outparcel development adjacent to the mall.
(4) Yield is based on the expected yield of the stabilized project.

We opened our first self-storage facility in late September. This joint venture project is located adjacent to EastGate Mall. We contributed land as our share of equity which limited the amount of cash investment required.

Redevelopments Completed During the Nine Months Ended September 30, 2018
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2018 YTD Cost	Opening Date	Initial Unleveraged Yield
Mall Redevelopments:
East Towne Mall - Flix Brewhouse	Madison, WI	100%	40,795	$9,966	$9,742	$3,869	Jul-18	8.4%
Frontier Mall - Sports Authority Redevelopment (Planet Fitness)	Cheyenne, WY	100%	24,750	1,385	901	679	Feb-18	29.8%
York Galleria - Partial JC Penney Redevelopment (Marshalls)	York, PA	100%	21,026	2,870	2,408	1,930	Apr-18	11.0%
Total Redevelopments Completed			86,571	$14,221	$13,051	$6,478

(1) Total Cost is presented net of reimbursements to be received.
(2) Cost to Date does not reflect reimbursements until they are received.

Properties Under Development at September 30, 2018
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2018 YTD Cost	Expected Opening Date	Initial Unleveraged Yield
Other Developments:
Mid Rivers Mall - CubeSmart Self-storage (3) (4)	St. Peters, MO	50%	93,540	$4,122	$1,632	$1,632	Dec-18	9.0%
The Shoppes at Eagle Point (5)	Cookeville, TN	50%	233,696	45,541	44,484	24,151	Aug-18/Nov-18	8.1%
			327,236	49,663	46,116	25,783

Mall Redevelopments:
Brookfield Square - Sears Redevelopment (Whirlyball/ Marcus Theatres) (6)	Brookfield, WI	100%	126,710	26,717	11,658	11,072	Summer-19	10.7%
Eastland Mall - JC Penney Redevelopment (H&M/Outback/Planet Fitness)	Bloomington, IL	100%	52,827	10,999	6,831	6,339	Fall-18	6.3%
East Towne Mall - Portillo's	Madison, WI	100%	9,000	2,956	2,405	1,884	Winter-18	8.0%
Friendly Center - O2 Fitness	Greensboro, NC	50%	27,048	2,285	1,397	1,281	Winter-18	10.3%
Hanes Mall - Dave & Buster's	Winston-Salem, NC	100%	44,922	5,963	1,854	1,657	Spring-19	11.0%
Jefferson Mall - Macy's Redevelopment (Round 1)	Louisville, KY	100%	50,070	9,392	5,270	4,192	Nov-18	6.9%
Northgate Mall - Sears Auto Center Redevelopment (Aubrey's/Panda Express)	Chattanooga, TN	100%	10,000	1,797	427	247	Winter-18	7.6%
Parkdale Mall - Macy's Redevelopment (Dick's Sporting Goods/Five Below/HomeGoods) (6)	Beaumont, TX	100%	86,136	20,899	2,489	1,967	Spring-19	6.4%
Volusia Mall - Sears Auto Center Redevelopment (Bonefish Grill/Metro Diner)	Daytona Beach, FL	100%	23,341	9,635	5,090	3,963	Winter-18	8.0%
			430,054	90,643	37,421	32,602

Total Properties Under Development			757,290	$140,306	$83,537	$58,385

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

(6) The return reflected represents a pro forma incremental return as Total Cost excludes the cost related to the acquisition of the Sears (Brookfield) and Macy's (Parkdale)buildings in 2017.
Construction is in progress on the first phase of redevelopment of the former Sears building at Brookfield Square, which includes new dining and entertainment options such as the BistroPlex dine-in movie experience from Marcus Theaters and Whirlyball entertainment center. In July, we completed the sale of a portion of the Sears parcel to the city for the development of a hotel and convention center. Construction on the hotel commenced in October.
Except for the projects presented above, we do not have any other material capital commitments as of September 30, 2018.

Off-Balance Sheet Arrangements
Unconsolidated Affiliates
We have ownership interests in 19 unconsolidated affiliates as of September 30, 2018 that are described in Note 6 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as investments in unconsolidated affiliates.
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
See Note 11 to the condensed consolidated statements for information related to our guarantees of unconsolidated affiliates' debt as of September 30, 2018 and December 31, 2017.
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
Our Annual Report on Form 10-K for the year ended December 31, 2017 contains a discussion of our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these policies and estimates during the nine months ended September 30, 2018. Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2017.
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
FFO of the Operating Partnership decreased 24.7% to $77.4 million for the three months ended September 30, 2018 as compared to $102.9 million for the prior-year period, and decreased 22.4% to $252.5 million for the nine months ended September 30, 2018 as compared to $325.5 million for the prior-year period. Excluding the adjustments noted below, FFO of the Operating Partnership, as adjusted, decreased 19.7% for the three months ended September 30, 2018 to $79.2 million compared to $98.7 million for the same period in 2017, and decreased 15.1% to $255.8 million for the nine months ended September 30, 2018 as compared to $301.4 million for the prior-year period. The decrease in FFO, as adjusted, was primarily driven by lower property-level NOI resulting from lower occupancy and tenant bankruptcies, dilution from asset sales, higher net interest expense and higher general and administrative expense, primarily related to one-time expense from the retirement of our Chief Operating Officer. These increases were partially offset by a decline in abandoned projects costs as compared to the prior-year period.
The reconciliation of net income (loss) attributable to common shareholders to FFO allocable to Operating Partnership common unitholders is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) attributable to common shareholders	$(12,590)	$(2,258)	$(57,930)	$50,807
Noncontrolling interest in income (loss) of Operating Partnership	(1,628)	(81)	(8,978)	8,702
Depreciation and amortization expense of:
Consolidated properties	71,945	71,732	217,261	225,461
Unconsolidated affiliates	10,438	9,633	31,177	28,533
Non-real estate assets	(910)	(934)	(2,748)	(2,590)
Noncontrolling interests' share of depreciation and amortization	(2,136)	(2,170)	(6,424)	(6,791)
Loss on impairment, net of taxes	14,600	24,935	84,644	70,185
Loss on impairment of unconsolidated affiliates	1,022	—	1,022	—
(Gain) loss on depreciable property, net of taxes and noncontrolling interests' share	(3,307)	1,995	(5,543)	(48,761)
FFO allocable to Operating Partnership common unitholders	77,434	102,852	252,481	325,546
Litigation expenses (1)	—	17	—	69
Nonrecurring professional fees reimbursement (1)	—	—	—	(919)
(Gain) loss on investments, net of taxes (2)	—	354	(287)	6,197
Non-cash default interest expense (3)	1,784	1,904	3,616	4,398
Gain on extinguishment of debt, net of noncontrolling interests' share (4)	—	(6,452)	—	(33,902)
FFO allocable to Operating Partnership common unitholders, as adjusted	$79,218	$98,675	$255,810	$301,389

FFO per diluted share	$0.39	$0.52	$1.26	$1.63

FFO, as adjusted, per diluted share	$0.40	$0.50	$1.28	$1.51

Weighted-average common and potential dilutive common shares outstanding with Operating Partnership units fully converted	199,432	199,321	199,630	199,325
(1) Litigation expenses are included in general and administrative expense in the condensed consolidated statements of operations. Nonrecurring professional fees reimbursement is included in interest and other income in the condensed consolidated statements of operations.

(2) The nine months ended September 30, 2018 also includes a gain on investment related to the land we contributed to the Self Storage at Mid Rivers 50/50 joint venture. The three months and nine months ended September 30, 2017 represents a loss on investment related to the write down of our 25% interest in River Ridge Mall based on the contract price to sell such interest to our joint venture partner. The sale closed in August 2017.

(3) The three months and nine months ended September 30, 2018 includes default interest expense related to Acadiana Mall and Cary Town Center. The three months and nine months ended September 30, 2017 includes default interest expense related to Acadiana Mall and Wausau Center. The nine months ended September 30, 2017 also includes default interest expense related to Chesterfield Mall and Midland Mall.

(4) The three months ended September 30, 2017 primarily represents a $6,851 gain on extinguishment of debt related to the non-recourse loan secured by Wausau Center, which was conveyed to the lender in the third quarter of 2017, which was partially offset by a loss on extinguishment of debt related to a prepayment fee of $371 related to the early retirement of a mortgage loan. Additionally, the nine months ended September 30, 2017 also includes a gain on extinguishment of debt related to the non-recourse loan secured by Chesterfield Mall, which was conveyed to the lender in the second quarter of 2017, a loss on extinguishment of debt related to a prepayment fee on the early retirement of the loans secured by The Outlet Shoppes at Oklahoma City, which was sold in the second quarter of 2017, and a gain on extinguishment of debt related to the non-recourse loan secured by Midland Mall, which was conveyed to the lender in the first quarter of 2017.

The reconciliation of diluted EPS to FFO per diluted share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Diluted EPS attributable to common shareholders	$(0.07)	$(0.01)	$(0.34)	$0.30
Eliminate amounts per share excluded from FFO:
Depreciation and amortization expense, including amounts from consolidated properties, unconsolidated affiliates, non-real estate assets and excluding amounts allocated to noncontrolling interests	0.40	0.40	1.20	1.23
Loss on impairment, net of taxes	0.08	0.13	0.43	0.35
Gain on depreciable property, net of taxes and noncontrolling interests' share	(0.02)	—	(0.03)	(0.25)
FFO per diluted share	$0.39	$0.52	$1.26	$1.63

The reconciliations of FFO allocable to Operating Partnership common unitholders to FFO allocable to common shareholders, including and excluding the adjustments noted above, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
FFO allocable to Operating Partnership common unitholders	$77,434	$102,852	$252,481	$325,546
Percentage allocable to common shareholders (1)	86.58%	85.84%	86.37%	85.82%
FFO allocable to common shareholders	$67,042	$88,288	$218,068	$279,384

FFO allocable to Operating Partnership common unitholders, as adjusted	$79,218	$98,675	$255,810	$301,389
Percentage allocable to common shareholders (1)	86.58%	85.84%	86.37%	85.82%
FFO allocable to common shareholders, as adjusted	$68,587	$84,703	$220,943	$258,652

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
Interest Rate Risk
Based on our proportionate share of consolidated and unconsolidated variable-rate debt at September 30, 2018, a 0.5% increase or decrease in interest rates on variable-rate debt would decrease or increase annual cash flows by approximately $5.3 million and increase or decrease annual interest expense, after the effect of capitalized interest, by approximately $5.2 million.
Based on our proportionate share of total consolidated and unconsolidated debt at September 30, 2018, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $64.1 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $66.0 million.

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
ITEM 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1 – 31, 2018	166	$5.80	—	$—
August 1 - 31, 2018	744	5.10	—	—
September 1 - 30, 2018	—	—	—	—
Total	910	$5.23	—	$—

(1)	Represents shares surrendered to the Company by employees to satisfy federal and state income tax requirements related to the vesting of shares of restricted stock.

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
ITEM 3:    Defaults Upon Senior Securities
None.
ITEM 4:    Mine Safety Disclosures
Not applicable.
ITEM 5:    Other Information
None.

ITEM 6:    Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
10.2.13	Retirement and General Release Agreement, dated September 27, 2018, between the Company and Gus Stephas (1)
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
(1) Incorporated by reference from the Company's Current Report on Form 8-K, dated September 27, 2018 and filed on October 3, 2018. Commission File No. 1-12494 and 333-182515-01

SIGNATURES

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

Date: November 9, 2018