Form 10-K
period 2018-12-31
CBL & ASSOCIATES PROPERTIES INC; CBL & ASSOCIATES LIMITED PARTNERSHIP
filed 2019-03-01
CIK 910612, 915140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

The aggregate market value of the 168,512,246 shares of CBL & Associates Properties, Inc.'s common stock held by non-affiliates of the registrant as of June 30, 2018 was $938,613,210, based on the closing price of $5.57 per share on the New York Stock Exchange on June 29, 2018. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)

As of February 25, 2019, 173,463,248 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CBL & Associates Properties, Inc.’s Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2018 of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the "Company" mean CBL & Associates Properties, Inc. and its subsidiaries. References to the "Operating Partnership" mean CBL & Associates Limited Partnership and its subsidiaries. The terms "we," "us" and "our" refer to the Company or the Company and the Operating Partnership collectively, as the context requires.
The Company is a real estate investment trust ("REIT") whose stock is traded on the New York Stock Exchange. The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At December 31, 2018, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 85.6% limited partner interest for a combined interest held by the Company of 86.6%.
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

•
certain accompanying notes to consolidated financial statements, including Note 2- Summary of Significant Accounting Policies, Note 7 - Mortgage and Other Indebtedness, Net, Note 8 - Shareholders' Equity and Partners' Capital and Note 9 - Redeemable Interests and Noncontrolling Interests;

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
The Company’s Business
We are a self-managed, self-administered, fully integrated REIT. We own, develop, acquire, lease, manage, and operate regional shopping malls, open-air and mixed-use centers, outlet centers, associated centers, community centers, office and other properties. Our Properties are located in 26 states, but are primarily in the southeastern and midwestern United States. We have elected to be taxed as a REIT for federal income tax purposes.
We conduct substantially all of our business through CBL & Associates Limited Partnership (the "Operating Partnership"), which is a variable interest entity ("VIE"). We are the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. CBL Holdings I, Inc. is the sole general partner of the Operating Partnership. At December 31, 2018, CBL Holdings I, Inc. owned a 1.0% general partner interest and CBL Holdings II, Inc. owned an 85.6% limited partner interest in the Operating Partnership, for a combined interest held by us of 86.6%.
See Note 1 to the consolidated financial statements for information on our Properties as of December 31, 2018. As of December 31, 2018, we owned mortgages on seven Properties, each of which is collateralized by either a first mortgage, a second mortgage or by assignment of 100% of the ownership interests in the underlying real estate and related improvements (the “Mortgages”). The Malls, All Other Properties ("Associated Centers, Community Centers, Office Buildings and Self-storage Facilities"), Properties under development ("Construction Properties") and Mortgages are collectively referred to as the “Properties” and individually as a “Property.”
We conduct our property management and development activities through CBL & Associates Management, Inc. (the “Management Company”) to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code").  The Operating Partnership owns 100% of the Management Company’s outstanding preferred stock and common stock.
The Management Company manages all but 11 of the Properties. Governor’s Square and Governor’s Square Plaza in Clarksville, TN, Kentucky Oaks Mall in Paducah, KY, Fremaux Town Center in Slidell, LA, Ambassador Town Center in Lafayette, LA and EastGate Mall - CubeSmart Self-storage in Cincinnati, OH are all owned by unconsolidated joint ventures and are managed by a property manager that is affiliated with the third party partner, which receives a fee for its services. The third party partner of each of these Properties controls the cash flow distributions, although our approval is required for certain major decisions.  The Outlet Shoppes at Gettysburg in Gettysburg, PA, The Outlet Shoppes at El Paso in El Paso, TX, The Outlet Shoppes at Atlanta in Woodstock, GA, The Outlet Shoppes of the Bluegrass in Simpsonville, KY, and The Outlet Shoppes at Laredo in Laredo, TX are owned by consolidated joint ventures and managed by a property manager that is affiliated with the third party partner, which receives a fee for its services.
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

▪
2026 Notes - $625 million of senior unsecured notes issued by the Operating Partnership in December 2016 and September 2017 that bear interest at 5.95% and mature on December 15, 2026 (and, collectively with the 2023 Notes and 2024 Notes, the "Notes"). See Note 7 to the consolidated financial statements for additional information on the Notes.

Significant Markets and Tenants
Top Five Markets
Our top five markets, based on percentage of total revenues, were as follows for the year ended December 31, 2018:

Market	Percentage of Total Revenues
St. Louis, MO	6.3%
Chattanooga, TN	5.0%
Laredo, TX	3.8%
Lexington, KY	3.8%
Madison, WI	3.4%
Top 25 Tenants
Our top 25 tenants based on percentage of total revenues were as follows for the year ended December 31, 2018:

	Tenant	Number of Stores	Square Feet	Percentage of Total Revenues (1)
1	L Brands, Inc. (2)	137	812,407	4.20%
2	Signet Jewelers Limited (3)	172	254,859	2.85%
3	Foot Locker, Inc.	114	530,463	2.65%
4	Ascena Retail Group, Inc. (4)	164	840,079	2.09%
5	AE Outfitters Retail Company	64	402,917	1.98%
6	Genesco Inc. (5)	165	271,118	1.82%
7	Dick's Sporting Goods, Inc.	26	1,467,844	1.74%
8	The Gap, Inc.	55	655,708	1.42%
9	Hennes & Mauritz AB	43	916,688	1.36%

	Tenant	Number of Stores	Square Feet	Percentage of Total Revenues (1)
10	Luxottica Group, S.P.A. (6)	110	245,338	1.33%
11	Express, Inc.	40	331,347	1.23%
12	Finish Line, Inc.	47	245,046	1.17%
13	Forever 21 Retail, Inc.	20	410,070	1.16%
14	The Buckle, Inc.	45	233,639	1.11%
15	JC Penney Company, Inc. (7)	49	5,881,853	1.02%
16	Charlotte Russe Holding, Inc.	44	280,834	0.97%
17	Abercrombie & Fitch, Co.	45	299,937	0.93%
18	Shoe Show, Inc.	42	532,919	0.92%
19	Cinemark	9	467,190	0.84%
20	Barnes & Noble Inc.	19	579,660	0.84%
21	Hot Topic, Inc.	97	222,301	0.80%
22	The Children's Place Retail Stores, Inc.	47	205,959	0.77%
23	Claire's Stores, Inc.	84	106,510	0.72%
24	Ulta Beauty Inc.	28	288,394	0.67%
25	GNC Holdings, Inc.	65	91,519	0.62%
		1,731	16,574,599	35.21%

(1)	Includes our proportionate share of revenues from unconsolidated affiliates based on our ownership percentage in the respective joint venture and any other applicable terms.
(2)	L Brands, Inc. operates Bath & Body Works, PINK, Victoria's Secret and White Barn Candle.
(3)
Signet Jewelers Limited operates Belden Jewelers, Gordon's Jewelers, Jared Jewelers, JB Robinson, Kay Jewelers, LeRoy's Jewelers, Marks & Morgan, Osterman's Jewelers, Piercing Pagoda, Rogers Jewelers, Shaw's Jewelers, Silver & Gold Connection, Ultra Diamonds and Zales.

(4)	Ascena Retail Group, Inc. operates Ann Taylor, Catherines, Dressbarn, Justice, Lane Bryant, LOFT and Maurices.
(5)	Genesco Inc. operates Clubhouse, Hat Shack, Hat Zone, Johnston & Murphy, Journey's, Journey's Kidz, Lids, Lids Locker Room, Shi by Journey's and Underground by Journeys.
(6)	Luxottica Group, S.P.A. operates Lenscrafters, Pearle Vision and Sunglass Hut.
(7)	JC Penney Co., Inc. owns 29 of these stores.

Growth Strategy
Our objective is to achieve growth in same-center net operating income ("NOI") as well as funds from operations ("FFO") (see page 76 for a discussion of funds from operations) and reduce our overall cost of debt and equity by maximizing total earnings before income taxes, depreciation and amortization for real estate ("EBITDAre") and cash flows through a variety of methods as further discussed below.
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
Redevelopments
Redevelopments represent situations where we capitalize on opportunities to increase the productivity of previously occupied space through aesthetic upgrades, retenanting and/or changing the use of the space. Many times, redevelopments result from acquiring or regaining possession of Anchor space (such as former Sears and Bon-Ton stores) and subdividing it into multiple spaces.
Renovations
Renovations usually include remodeling and upgrading existing facades, uniform signage, new entrances and floor coverings, updating interior décor, resurfacing parking areas and improving the lighting of interiors and parking areas. Renovations can result in attracting new retailers, increased rental rates, sales and occupancy levels and maintaining the Property's market dominance.
Development of New Retail Properties and Expansions
In general, we seek development opportunities in middle-market trade areas that we believe are under-served by existing retail operations. These middle-markets must also have strong demographics to provide the opportunity to effectively maintain a competitive position.
We can also generate revenues by expanding a Property through the addition of large retail formats including restaurants and entertainment venues. An expansion also protects the Property's competitive position within its market.
Shadow Development Pipeline
We are continually pursuing redevelopment opportunities and have projects in various stages of pre-development. Our shadow pipeline consists of projects for Properties on which we have completed initial analysis and design but which have not commenced construction as of December 31, 2018.
See "Liquidity and Capital Resources" section for information on the above projects completed during 2018 and under construction at December 31, 2018.
Acquisitions
We believe there is opportunity for growth through acquisitions of retail centers and anchor stores that complement our portfolio. We selectively acquire properties we believe can appreciate in value by increasing NOI through our development, leasing and management expertise. However, our primary focus at this time is on opportunities to acquire anchors at our Properties for future redevelopment uses.
Environmental Matters
A discussion of the current effects and potential impacts on our business and Properties of compliance with federal, state and local environmental regulations is presented in Item 1A of this Annual Report on Form 10-K under the subheading “Risks Related to Real Estate Investments.”
Competition
The Properties compete with various shopping facilities in attracting retailers to lease space. In addition, retailers at our Properties face competition from discount shopping centers, outlet centers, wholesale clubs, direct mail, television shopping networks, the internet and other retail shopping developments. The extent of the retail competition varies from market to market. We work aggressively to attract customers through marketing promotions and social media campaigns. Many of our retailers have adopted an omni-channel approach which leverages sales through both digital and traditional retailing channels.

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
Equity
Common Stock and Common Units
Our authorized common stock consists of 350,000,000 shares at $0.01 par value per share. We had 172,656,458 and 171,088,778 shares of common stock issued and outstanding as of December 31, 2018 and 2017, respectively. The Operating Partnership had 199,414,863 and 199,297,151 common units outstanding as of December 31, 2018 and 2017, respectively.
Preferred Stock
Our authorized preferred stock consists of 15,000,000 shares at $0.01 par value per share. See Note 8 to the consolidated financial statements for a description of our outstanding cumulative redeemable preferred stock.
Financial Information about Segments
See Note 12 to the consolidated financial statements for information about our reportable segments.
Employees
CBL does not have any employees other than its statutory officers.  Our Management Company had 509 full-time and 141 part-time employees as of December 31, 2018. None of our employees are represented by a union.
 Corporate Offices
Our principal executive offices are located at CBL Center, 2030 Hamilton Place Boulevard, Suite 500, Chattanooga, Tennessee, 37421 and our telephone number is (423) 855-0001.
 Available Information
There is additional information about us on our web site at cblproperties.com. Electronic copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge by visiting the “invest” section of our web site. These reports are posted as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. The information on our web site is not, and should not be considered, a part of this Form 10-K.
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
Moreover, there are some limitations under federal income tax laws applicable to REITs that limit our ability to sell assets. In addition, because many of our Properties are mortgaged to secure our debts, we may not be able to obtain a release of a lien on a mortgaged Property without the payment of the associated debt and/or a substantial prepayment penalty, or transfer of debt to a buyer, which restricts our ability to dispose of a Property, even though the sale might otherwise be desirable. Furthermore, the number of prospective buyers interested in purchasing shopping centers is limited. Therefore, if we want to sell one or more of our Properties, we may not be able to dispose of it in the desired time period and may receive less consideration than we originally invested in the Property.
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
We own partial interests in 14 malls, 7 associated centers, 7 community centers, 2 office buildings and a self-storage facility. Governor’s Square and Governor’s Plaza in Clarksville, TN; Kentucky Oaks Mall in Paducah, KY; Fremaux Town Center in Slidell, LA, Ambassador Town Center in Lafayette, LA and EastGate Mall CubeSmart Self-storage in Cincinnati, OH are all owned by unconsolidated joint ventures and are managed by a property manager that is affiliated with the third party partner, which receives a fee for its services. The third party partner of each of these Properties controls the cash flow distributions, although our approval is required for certain major decisions.  The Outlet Shoppes at Gettysburg in Gettysburg, PA; The Outlet Shoppes at El Paso in El Paso, TX; The Outlet Shoppes at Atlanta in Woodstock, GA; The Outlet Shoppes of the Bluegrass in Simpsonville, KY and The Outlet Shoppes at Laredo in Laredo, TX are owned by consolidated joint ventures and managed by a property manager that is affiliated with the third party partner, which receives a fee for its services.
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
We believe that our Properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. As of December 31, 2018, we have recorded in our consolidated financial statements a liability of $3.0 million related to potential future asbestos abatement activities at our Properties which are not expected to have a material impact on our financial condition or results of operations. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former Properties. Therefore, we have not recorded any liability related to hazardous or toxic substances. Nevertheless, it is possible that the environmental assessments available to us do not reveal all potential environmental liabilities. It is also possible that subsequent investigations will identify material contamination, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties has not been or will not be affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties or by third parties unrelated to us, the Operating Partnership or the relevant Property's partnership.

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
We face possible risks associated with climate change.
We cannot determine with certainty whether global warming or cooling is occurring and, if so, at what rate. To the extent climate change causes changes in weather patterns, our properties in certain markets and regions could experience increases in storm intensity and rising sea levels. Over time, these conditions could result in volatile or decreased demand for retail space at certain of our Properties or, in extreme cases, our inability to operate the Properties at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) insurance on favorable terms and increasing the cost of energy and snow removal at our Properties. Moreover, compliance with new laws or regulations related to climate change, including compliance with "green" building codes, may require us to make improvements to our existing Properties or increase taxes and fees assessed on us or our Properties. At this time, there can be no assurance that climate change will not have a material adverse effect on us.
RISKS RELATED TO OUR BUSINESS AND THE MARKET FOR OUR STOCK
The loss of one or more significant tenants, due to bankruptcies or as a result of consolidations in the retail industry, could adversely affect both the operating revenues and value of our Properties.
We could be adversely affected by the bankruptcy, early termination, sales performance, or closing of tenants and Anchors. Certain of our lease agreements include co-tenancy and/or sales-based kick-out provisions which allow a tenant to pay a reduced rent amount and, in certain instances, terminate the lease, if we fail to maintain certain occupancy levels or retain specified named Anchors, or if the tenant does not achieve certain specified sales targets. If occupancy or tenant sales do not meet or fall below certain thresholds, rents we are entitled to receive from our retail tenants could be reduced. The bankruptcy of a tenant could result in the termination of its lease, which would lower the amount of cash generated by that Property. Replacing tenants with better performing, emerging retailers may take longer than our historical experience of re-tenanting due to their lack of infrastructure and limited experience in opening stores as well as the significant competition for such emerging brands. In addition, if a department store operating as an Anchor at one of our Properties were to cease operating, we may experience difficulty and delay and incur significant expense in replacing the Anchor, re-tenanting, or otherwise re-merchandising the use of the Anchor space. In addition, the Anchor’s closing may lead to reduced customer traffic and lower mall tenant sales. As a result, we may also experience difficulty or delay in leasing spaces in areas adjacent to the vacant Anchor space. The early termination or closing of tenants or Anchors for reasons other than bankruptcy could have a similar impact on the operations of our Properties, although in the case of early terminations we may benefit in the short-term from lease termination income.
Most recently, certain traditional department stores have experienced challenges including limited opportunities for new investment/openings, declining sales, and store closures. Department stores' market share is declining, and their ability to drive traffic has substantially decreased. Despite our Malls traditionally being driven by department store Anchors, in the event of a need for replacement, it may be necessary to consider non-department store Anchors. Certain of these non-department store Anchors may demand higher allowances than a standard mall tenant due to the nature of the services/products they provide.
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
We are in a competitive business.
There are numerous shopping facilities that compete with our Properties in attracting retailers to lease space. Our ability to attract tenants to our Properties and lease space is important to our success, and difficulties in doing so can materially impact our Properties' performance. The existence of competing shopping centers could have a material adverse impact on our ability to develop or operate Properties, lease space to desirable Anchors and tenants, and on the level of rents that can be achieved. In addition, retailers at our Properties face continued competition from shopping through various means and channels, including via the internet, lifestyle centers, value and outlet centers, wholesale and discount shopping clubs, and television shopping networks. Competition of this type could adversely affect our revenues and cash available for distribution to shareholders.
As new technologies emerge, the relationship among customers, retailers, and shopping centers are evolving on a rapid basis and we may not be able to adapt to such new technologies and relationships on a timely basis. Our relative size may limit the capital and resources we are willing to allocate to invest in strategic technology to enhance the mall experience, which may make our Malls relatively less desirable to anchors, mall tenants, and consumers. Additionally, a small but increasing number of tenants utilize our Malls as showrooms or as part of an omni-channel strategy (allowing customers to shop seamlessly through various sales channels). As a result, customers may make purchases through other sales channels during or immediately after visiting our Malls, with such sales not being captured currently in our tenant sales figures or monetized in our minimum or overage rents.
We compete with other major real estate investors with significant capital for attractive investment opportunities. These competitors include other REITs, investment banking firms, and private and institutional investors, some of whom have greater financial resources or have different investment criteria than we do. In particular, there is competition to acquire, develop, or redevelop highly productive retail properties. This could become even more severe as competitors gain size and economies of scale as a result of merger and consolidation activity. This competition may impair our ability to acquire, develop, or redevelop suitable properties, and to attract key retailers, on favorable terms in the future.

Increased operating expenses, decreased occupancy rates and tenants converting to gross leases may not allow us to recover the majority of our CAM, real estate taxes and other operating expenses from our tenants, which could adversely affect our financial position, results of operations and funds available for future distributions.
Energy costs, repairs, maintenance and capital improvements to common areas of our Properties, janitorial services, administrative, property and liability insurance costs and security costs are typically allocable to our Properties' tenants. Our lease agreements typically provide that the tenant is liable for a portion of the CAM and other operating expenses. While historically our lease agreements provided for variable CAM provisions, the majority of our current leases require an equal periodic tenant reimbursement amount for our cost recoveries which serves to fix our tenants' CAM contributions to us. In these cases, a tenant will pay a fixed amount, or a set expense reimbursement amount, subject to annual increases, regardless of the actual amount of operating expenses. The tenant's payment remains the same regardless of whether operating expenses increase or decrease, causing us to be responsible for any excess amounts or to benefit from any declines. As a result, the CAM and tenant reimbursements that we receive may or may not allow us to recover a substantial portion of these operating costs.
There is also a trend of more tenants moving to gross leases, which provide that the tenant pays a single specified amount, with no additional payments for reimbursements of the tenant's portion of operating expenses. As a result, we are responsible for any increases in operating expenses, and benefit from any decreases in operating expenses.
Additionally, in the event that our Properties are not fully occupied, we would be required to pay the portion of any operating, redevelopment or renovation expenses allocable to the vacant space(s) that would otherwise typically be paid by the residing tenant(s). Our cost recovery ratio was 89.4% for 2018.
Our Properties may be subject to impairment charges, which could impact our compliance with certain debt covenants and could otherwise adversely affect our financial results.
We monitor events or changes in circumstances that could indicate the carrying value of a long-lived asset may not be recoverable.  When indicators of potential impairment are present that suggest that the carrying amounts of a long-lived asset may not be recoverable, we assess the recoverability of the asset by determining whether the asset’s carrying value will be recovered through the estimated undiscounted future cash flows expected from our probability weighted use of the asset and its eventual disposition. In the event that such undiscounted future cash flows do not exceed the carrying value, we adjust the carrying value of the long-lived asset to its estimated fair value and recognize an impairment loss.  The estimated fair value is calculated based on the following information, in order of preference, depending upon availability:  (Level 1) recently quoted market prices, (Level 2) market prices for comparable properties, or (Level 3) the present value of future cash flows, including estimated salvage value. Certain of our long-lived assets may be carried at more than an amount that could be realized in a current disposition transaction.  Projections of expected future operating cash flows require that we estimate future market rental income amounts subsequent to expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the Property, and the number of years the Property is held for investment, among other factors. As these assumptions are subject to economic and market uncertainties, they are difficult to predict and are subject to future events that may alter the assumptions used or management’s estimates of future possible outcomes. Therefore, the future cash flows estimated in our impairment analyses may not be achieved. Further, while the Company has not experienced any non-compliance with debt covenants as a result of the impairment analyses described above, it is possible that future reductions in the carrying value of our assets as a result of such analyses could impact our continued compliance with certain of our debt covenants that require us to maintain specified ratios of total debt to total assets, secured debt to total assets and total unencumbered assets to total debt. During 2018, we recorded a loss on impairment of real estate totaling $174.5 million, which primarily related to four malls. See Note 16 to the consolidated financial statements for further details.
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
We have experienced cybersecurity attacks that, to date, have not had a material impact on our financial results, but it is not possible to predict the impact of future incidents that may involve security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology ("IT") networks and related systems, which could harm our business by disrupting our operations and compromising or corrupting confidential information, which could adversely impact our financial condition.
We rely on IT systems and network infrastructure, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records. The risk of a security breech or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems and infrastructure are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems) and, in some cases, may be critical to the operations of certain of our tenants. Cyber-attacks targeting our infrastructure could result in a full or partial disruption of our operations, as well as those of our tenants. Certain of these resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify to varying degrees certain security and service level standards. Although we and our service providers have implemented processes, procedures and controls to help mitigate these risks, we cannot guarantee that these security efforts and measures, as well as our increased awareness of the risk of cyber incidents, will be effective at preventing or detecting any attempted or actual security breaches or that disruptions caused by any such breaches or attempted breaches will not be successful or damaging to us or others. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.
A security breach or other significant disruption involving our IT networks and related systems could occur due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third party, natural disaster, hardware or software corruption or failure or error or poor product or vendor/developer selection (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions (including the failure to follow our security protocols), or lost connectivity to our networked resources. Such occurrences could disrupt the proper functioning of our networks and systems; result in disruption of business operations and loss of service to our tenants and customers; result in significantly decreased revenues; result in increased costs associated in obtaining and maintaining cybersecurity investigations and testing, as well as implementing protective measures and systems; result in increased insurance premiums and operating costs; result in misstated financial reports and/or missed reporting deadlines; result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; subject us to regulatory investigations and actions; cause harm to our competitive position and business value; and damage our reputation among our tenants and investors generally. Moreover, cyber-attacks perpetrated against our Anchors and tenants, including unauthorized access to customers’ credit card data and other confidential information, could subject us to significant litigation, liability and costs, adversely impact our reputation, or diminish consumer confidence and consumer spending and negatively impact our business.

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
The general liability and property casualty insurance policies on our Properties currently include coverage for losses resulting from acts of terrorism, as defined by TRIPRA. While we believe that the Properties are adequately insured in accordance with industry standards, the cost of general liability and property casualty insurance policies that include coverage for acts of terrorism has risen significantly subsequent to September 11, 2001. The cost of coverage for acts of terrorism is currently mitigated by the Terrorism Risk Insurance Act (“TRIA”). In January 2015, Congress reinstated TRIA under the Terrorism Risk Insurance Program Reauthorization Act of 2015 ("TRIPRA") and extended the program through December 31, 2020. Under TRIPRA, the amount of terrorism-related insurance losses triggering the federal insurance threshold will be raised from$180 million in 2019 to $200 million in 2020. Additionally, the bill increases insurers' co-payments for losses exceeding their deductibles, in annual steps, from 19% in 2019 to 20% in 2020. Each of these changes may have the effect of increasing the cost to insure against acts of terrorism for property owners, such as the Company, notwithstanding the other provisions of TRIPRA. Further, if TRIPRA is not continued beyond 2020 or is significantly modified, we may incur higher insurance costs and experience greater difficulty in obtaining insurance that covers terrorist-related damages. Our tenants may also have similar difficulties.

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
At December 31, 2018, our total share of consolidated and unconsolidated debt outstanding was approximately $4,597.5 million. Excluding unamortized deferred financing costs, our total share of consolidated and unconsolidated debt outstanding represented approximately 82.2% of our total market capitalization at December 31, 2018. Our total share of consolidated and unconsolidated debt maturing in 2019, 2020 and 2021 giving effect to all maturity extensions that are available at our election, was approximately $447.4 million, $438.7 million and $820.3 million, respectively. Additionally, we had $177.4 million of debt, at our share, which matured in 2017 and 2018, related to three non-recourse loans that were in default. Subsequent to December 31, 2018, the two loans secured by consolidated properties were extinguished when Acadiana Mall was transferred to the lender through a deed-in-lieu of foreclosure and Cary Towne Center was sold with proceeds going to the lender. See Note 6 and Note 7 to the consolidated financial statements for more information. Our leverage could have important consequences. For example, it could:

•	result in the acceleration of a significant amount of debt for non-compliance with the terms of such debt or, if such debt contains cross-default or cross-acceleration provisions, other debt;

•
result in the loss of assets due to foreclosure or sale on unfavorable terms, which could create taxable income without accompanying cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code;

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
As of December 31, 2018, our total share of consolidated and unconsolidated variable-rate debt was $1,055.7 million. Increases in interest rates will increase our cash interest payments on the variable-rate debt we have outstanding from time to time. If we do not have sufficient cash flow from operations, we might not be able to make all required payments of principal and interest on our debt, which could result in a default or have a material adverse effect on our financial condition and results of operations, and which might adversely affect our cash flow and our ability to make distributions to shareholders. These significant debt payment obligations might also require us to use a significant portion of our cash flow from operations to make interest and principal payments on our debt rather than for other purposes such as working capital, capital expenditures or distributions on our common equity.
It is also important to note that our variable-rate debt uses LIBOR as a benchmark for establishing the rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable-rate debt.
Adverse changes in our credit ratings could negatively affect our borrowing costs and financing ability.
As of December 31, 2018, we had credit ratings of Ba1 from Moody's Investors Service ("Moody’s"), BB+ from Standard & Poor's Rating Services ("S&P") and BB- from Fitch Ratings ("Fitch"), which are based on credit ratings for the Operating Partnership's unsecured long-term indebtedness. There can be no assurance that we will be able to maintain these ratings.
In 2013, we made a one-time irrevocable election to use our credit ratings, as defined above, to determine the interest rate on our three unsecured credit facilities and two unsecured term loans. As of December 31, 2018, borrowings under our three unsecured credit facilities bore interest at LIBOR plus 155 basis points and our unsecured term loans bore interest at LIBOR plus 175 and 200 basis points, respectively, based on the credit ratings noted above. A downgrade in our credit ratings may adversely impact our ability to obtain financing and limit our access to capital.
Subsequent to December 31, 2018, we replaced our unsecured credit facilities and unsecured term loans with a new $1.185 billion secured facility with 16 banks, comprised of a $685 million secured line of credit and a $500 million secured term loan, which bear interest at a variable rate of LIBOR plus 225 basis points. The interest rate of the new facility is not dependent on our credit ratings. See Liquidity and Capital Resources section and Note 20 to the consolidated financial statements for additional information.
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
Our credit facilities, as well as the terms of the Notes, require us to satisfy certain affirmative and negative covenants and to meet numerous financial tests, and also contain certain default and cross-default provisions as described in more detail in Note 7 to the consolidated financial statements. Our credit facilities also restrict our ability to enter into any transaction that could result in certain changes in our ownership or structure as described under the heading “Change of Control/Change in Management” in the agreements for the credit facilities.
The financial covenants under the unsecured credit facilities required, among other things, that our debt to total asset value ratio, as defined in the agreements to our unsecured credit facilities, be less than 60%, that our ratio of unsecured indebtedness to unencumbered asset value, as defined, be less than 60%, that our ratio of unencumbered NOI to unsecured interest expense, as defined, be greater than 1.75, and that our ratio of earnings before EBITDA to fixed charges (debt service), as defined, be greater than 1.5. The financial covenants under the Notes also require, among other things, that our debt to total assets, as defined in the indenture governing the Notes, be less than 60%, that our ratio of total unencumbered assets to unsecured indebtedness, as defined, be greater than 150%, and that our ratio of consolidated income available for debt service to annual debt service charges, as defined, be greater than 1.5. For the 2023 Notes and the 2024 Notes, the financial covenants require that our ratio of secured debt to total assets, as defined, be less than 45% (40% on and after January 1, 2020). The financial covenants require that our ratio of secured debt to total assets, as defined, be less than 40% for the 2026 Notes. Compliance with each of these ratios is dependent upon our financial performance. The debt to total asset value ratio is based, in part, on applying a capitalization rate to EBITDA as defined in the agreements governing our credit facilities. Based on this calculation method, decreases in EBITDA would result in an increased debt to total asset value ratio, assuming overall debt levels remain constant.
If any future failure to comply with one or more of these covenants resulted in the loss of these credit facilities or a default under the Notes and we were unable to obtain suitable replacement financing, such loss could have a material, adverse impact on our financial position and results of operations.
As noted above, subsequent to December 31, 2018, we replaced our unsecured credit facilities with a secured credit facility. The new credit facility contains financial covenants which are calculated in a manner consistent with those of the Notes. See Liquidity and Capital Resources section for a pro forma presentation of the new covenants.
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
The Notes are the Operating Partnership's unsecured and unsubordinated indebtedness and rank equally with the Operating Partnership's existing and future unsecured and unsubordinated indebtedness, and are effectively junior to all liabilities and any preferred equity of the Operating Partnership's subsidiaries and to all of the Operating Partnership's indebtedness that is secured by the Operating Partnership's assets, to the extent of the value of the assets securing such indebtedness. While the indenture governing the Notes limits our ability to incur additional secured indebtedness in the future, it will not prohibit us from incurring such indebtedness if we are in compliance with certain financial ratios and other requirements at the time of its incurrence. In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to us, the holders of any secured indebtedness will, subject to obtaining relief from the automatic stay under section 362 of the Bankruptcy Code, be entitled to proceed directly against the collateral that secures the secured indebtedness. Therefore, such collateral generally will not be available for satisfaction of any amounts owed under our unsecured indebtedness, including the Notes, until such secured indebtedness is satisfied in full.
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
RISKS RELATED TO GEOGRAPHIC CONCENTRATIONS
Since our Properties are located principally in the southeastern and midwestern United States, our financial position, results of operations and funds available for distribution to shareholders are subject generally to economic conditions in these regions and, in particular, to adverse economic developments affecting the operating results of Properties in our five largest markets.
Our Properties are located principally in the southeastern and midwestern United States. Our Properties located in the southeastern United States accounted for approximately 49.3% of our total revenues from all Properties for the year ended December 31, 2018 and currently include 31 malls, 12 associated centers, 7 community centers and 4 office buildings. Our Properties located in the midwestern United States accounted for approximately 26.9% of our total revenues from all Properties for the year ended December 31, 2018 and currently include 19 malls,

2 associated centers and 1 self-storage facility. Further, the Properties located in our five largest metropolitan area markets - St. Louis, MO; Chattanooga, TN; Laredo, TX; Lexington, KY; and Madison, WI - accounted for approximately 6.3%, 5.0%, 3.8%, 3.8% and 3.4%, respectively, of our total revenues for the year ended December 31, 2018. No other market accounted for more than 3.0% of our total revenues for the year ended December 31, 2018.
Our results of operations and funds available for distribution to shareholders therefore will be impacted generally by economic conditions in the southeastern and midwestern United States, and particularly by the results experienced at Properties located in our five largest market areas. While we already have Properties located in six states across the southwestern, northeastern and western regions, we will continue to look for opportunities to geographically diversify our portfolio in order to minimize dependency on any particular region; however, the expansion of the portfolio through both acquisitions and developments is contingent on many factors including consumer demand, competition and economic conditions.
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
Because we conduct substantially all of our operations through our Operating Partnership, our ability to service our debt obligations, as well as our ability to pay dividends on our common and preferred stock will depend almost entirely upon the earnings and cash flows of the Operating Partnership and the ability of the Operating Partnership to make distributions to us on our ownership interests in our Operating Partnership. Under the Delaware Revised Uniform Limited Partnership Act, the Operating Partnership is prohibited from making any distribution to us to the extent that at the time of the distribution, after giving effect to the distribution, all liabilities of the Operating Partnership (other than some non-recourse liabilities and some liabilities to the partners) exceed the fair value of the assets of the Operating Partnership.
Additionally, the terms of the secured credit facility that the Operating Partnership entered into on January 30, 2019, provides generally that distributions the Operating Partnership makes to us and the other partners in the Operating Partnership (i) may not exceed the greater of the amount necessary to maintain our status as a REIT or 95% of FFO, so long as there is no event of default (as defined), (ii) in the event of a default, may be restricted to the minimum amount necessary to maintain our status as a REIT and (iii) in the event of default for nonpayment of amounts due under the facility, the Operating Partnership may be prohibited from making any distributions. This in turn may limit our ability to make some types of payments, including payment of dividends to our stockholders. Any inability to make cash distributions from the Operating Partnership could jeopardize our ability to pay dividends to our stockholders for one or more dividend periods which, in turn, could jeopardize our ability to maintain qualification as a REIT.

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
To maintain our status as a REIT under the Internal Revenue Code, we generally will be required each year to distribute to our stockholders at least 90% of our taxable income after certain adjustments. However, to the extent that we do not distribute all of our net capital gains or distribute at least 90% but less than 100% of our REIT taxable income, as adjusted, we will be subject to tax on the undistributed amount at regular corporate tax rates, as the case may be. Also, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, interest expense deductions limited by Section 163(j) of the Code, the creation of reserves or required debt service or amortization payments. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us during each calendar year are less than the sum of 85% of our ordinary income for such calendar year, 95% of our capital gain net income for the calendar year and any amount of such income that was not distributed in prior years. In the case of property acquisitions, including our initial formation, where individual Properties are contributed to our Operating Partnership for Operating Partnership units, we have assumed the tax basis and depreciation schedules of the entities contributing Properties. The relatively low tax basis of such contributed Properties may have the effect of increasing the cash amounts we are required to distribute as dividends, thereby potentially limiting the amount of cash we might otherwise have been able to retain for use in growing our business. This low tax basis may also have the effect of reducing or eliminating the portion of distributions made by us that are treated as a non-taxable return of capital.
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
Partnership tax audit rules could have a material adverse effect on us.

The Bipartisan Budget Act of 2015 changes the rules applicable to U.S. federal income tax audits of partnerships. Under the rules, among other changes and subject to certain exceptions, any audit adjustment to items of income, gain, loss, deduction, or credit of a partnership (and any partner's distributive share thereof) is determined, and taxes, interest, or penalties attributable thereto could be assessed and collected, at the partnership level. Absent available elections, it is possible that a partnership in which we directly or indirectly invest, could be required to pay additional taxes, interest and penalties as a result of an audit adjustment, and we, as a direct or indirect partner of these partnerships, could be required to bear the economic burden of those taxes, interest, and penalties even though we may not otherwise have been required to pay additional taxes had we owned the assets of the partnership directly. The partnership tax audit rules apply to the Operating Partnership and its subsidiaries that are classified as partnerships for U.S. federal income tax purposes. The changes created by these rules are sweeping and, accordingly, there can be no assurance that these rules will not have a material adverse effect on us.

Recent legislation substantially modified the taxation of REITs and their shareholders, and the effects of such legislation and related regulatory action are uncertain.

On December 22, 2017, President Trump signed into law H.R. 1, informally titled the Tax Cuts and Jobs Act (the “TCJA”). The TCJA makes major changes to the Internal Revenue Code of 1986, as amended (the “Code”), including a number of provisions of the Code that affect the taxation of REITs and their stockholders. Among the changes made by the TCJA are permanently reducing the generally applicable corporate tax rate, generally reducing the tax rate applicable to individuals and other non-corporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026, generally limiting the deduction for net business interest expense in excess of 30% of a business’s adjusted taxable income except for taxpayers that engage in certain real estate businesses and elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system for certain property), eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes), and, for taxable years beginning after December 31, 2017 and before January 1, 2026, providing for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. The TCJA also imposes new limitations on the deduction of net operating losses and requires us to recognize income for tax purposes no later than when we take it into account on our financial statements, which may result in us having to make additional taxable distributions to our stockholders in order to comply with REIT distribution requirements or avoid taxes on retained income and gains. The effect of the significant changes made by the TCJA is highly uncertain, and administrative guidance will be required in order to fully evaluate the effect of many provisions. The effect of any technical corrections with respect to the TCJA could have an adverse effect on us or our stockholders. Investors should consult their tax advisors regarding the implications of the TCJA on their investment in our capital stock.

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments similar to an investment in our stock. Additional changes to tax laws are likely to continue in the future, and we cannot assure you that any such changes will not adversely affect the taxation of us or our stockholders. Any such changes could have an adverse effect on an investment in our stock or on the market value or the resale potential of our properties.
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

•
Interests in Other Entities; Policies of the Board of Directors – Certain Property tenants are affiliated with members of our senior management. Our Bylaws provide that any contract or transaction between us or the Operating Partnership and one or more of our directors or officers, or between us or the Operating Partnership and any other entity in which one or more of our directors or officers are directors or officers or have a financial interest, must be approved by our disinterested directors or stockholders after the material facts of the relationship or interest of the contract or transaction are disclosed or are known to them. Our code of business conduct and ethics also contains provisions governing the approval of certain transactions involving the Company and employees (or immediate family members of employees, as defined therein) that are not subject to the provision of the Bylaws described above. Such transactions are also subject to the Company's related party transactions policy in the manner and to the extent detailed in the proxy statement filed with the SEC for the Company's 2018 annual meeting. Nevertheless, these affiliations could create conflicts between the interests of these members of senior management and the interests of the Company, our shareholders and the Operating Partnership in relation to any transactions between us and any of these entities.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 for additional information pertaining to the Properties’ performance.
Malls
We owned a controlling interest in 59 Malls and non-controlling interests in 8 Malls as of December 31, 2018.  The Malls are primarily located in middle markets and generally have strong competitive positions because they are the only, or the dominant, regional mall in their respective trade areas. The Malls are generally anchored by two or more anchors or junior anchors and a wide variety of mall stores. Anchor and junior anchor tenants own or lease their stores and non-anchor stores lease their locations.
We classify our regional Malls into three categories:

(1)	Stabilized Malls - Malls that have completed their initial lease-up and have been open for more than three complete calendar years.

(2)
Non-stabilized Malls - Malls that are in their initial lease-up phase. After three complete calendar years of operation, they are reclassified on January 1 of the fourth calendar year to the Stabilized Mall category. The Outlet Shoppes at Laredo was classified as a Non-stabilized Mall as of December 31, 2018. The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Laredo were classified as Non-stabilized Malls as of December 31, 2017.

(3)	Excluded Malls - We exclude Malls from our core portfolio if they fall in the following categories, for which operational metrics are excluded:

a.
Lender Malls - Properties for which we are working or intend to work with the lender on a restructure of the terms of the loan secured by the Property or convey the secured Property to the lender. Acadiana Mall, Cary Towne Center and Triangle Town Center were classified as Lender Malls as of December 31, 2018. In January 2019, Acadiana Mall was returned to the lender and Cary Towne Center was sold. Acadiana Mall was also classified as a Lender Mall as of December 31, 2017. Lender Malls are excluded from our same-center pool as decisions made while in discussions with the lender may lead to metrics that do not provide relevant information related to the condition of these Properties or they may be under cash management agreements with the respective servicers.

b.
Repositioning Malls - Malls that are currently being repositioned or where we have determined that the current format of the Property no longer represents the best use of the Property and we are in the process of evaluating alternative strategies for the Property. This may include major redevelopment or an alternative retail or non-retail format, or after evaluating alternative strategies for the Property, we may determine that the Property no longer meets our criteria for long-term investment. The steps taken to reposition these Properties, such as signing tenants to short-term leases, which are not included in occupancy percentages, or leasing to regional or local tenants, which typically do not report sales, may lead to metrics which do not provide relevant information related to the condition of these Properties. Therefore, traditional performance measures, such as occupancy percentages and leasing metrics, exclude Repositioning Malls. Hickory Point Mall was classified as a Repositioning Mall as of December 31, 2018 and December 31, 2017. Cary Towne Center was classified as a Repositioning Mall as of December 31, 2017 until its reclassification as a Lender Mall in 2018.

c.
Minority Interest Malls - Malls in which we have a 25% or less ownership interest. Triangle Town Center was classified in the Minority Interest Mall category as of December 31, 2017 until its reclassification as a Lender Mall in 2018. See Note 6 to the consolidated financial statements for more information on this unconsolidated affiliate.

We own the land underlying each Mall in fee simple interest, except for Brookfield Square, Cross Creek Mall, Dakota Square Mall, EastGate Mall, Meridian Mall, St. Clair Square, Stroud Mall and WestGate Mall. We lease all or a portion of the land at each of these Malls subject to long-term ground leases.
The following table sets forth certain information for each of the Malls as of December 31, 2018 (dollars in thousands except for sales per square foot amounts):

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center SF (1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors (5)
TIER 1 Sales ≥ $375 or more per square foot
Coastal Grand (6) Myrtle Beach, SC	2004	2007	50%	1,036,848	341,149	$376	96%	Bed Bath & Beyond, Belk, Cinemark, Dick's Sporting Goods, Dillard's, H&M, JC Penney, Sears
CoolSprings Galleria (6) Nashville, TN	1991	2015	50%	1,165,821	430,475	612	98%	Belk Men's & Kid's, Belk Women's & Home, Dillard's, H&M, JC Penney, King's Dining & Entertainment, Macy's
Cross Creek Mall Fayetteville, NC	1975/2003	2013	100%	983,695	279,560	497	95%	Belk, H&M, JC Penney, Macy's, Sears
Fayette Mall Lexington, KY	1971/2001	2014	100%	1,158,185	459,908	553	91%	Dick's Sporting Goods, Dillard's, H&M, JC Penney, Macy's
Friendly Center and The Shops at Friendly (6) Greensboro, NC	1957/ 2006/ 2007	2016	50%	1,367,451	603,310	500	95%	Barnes & Noble, BB&T, Belk, Belk Home Store, The Grande Cinemas, Harris Teeter, Macy's, O2 Fitness (7), REI, Sears, Whole Foods
Hamilton Place Chattanooga, TN	1987	2016	90%	1,160,815	331,193	406	96%	Barnes & Noble, Belk for Men, Kids & Home, Belk for Women, Dillard's for Men, Kids & Home, Dillard's for Women, Forever 21, H&M, JC Penney, Sears (8)
Hanes Mall Winston-Salem, NC	1975/2001	1990	100%	1,435,259	468,557	380	97%	Belk, Dave & Buster's (9), Dillard's, Encore, H&M, JC Penney, Macy's, Sears

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center SF (1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors (5)
Jefferson Mall Louisville, KY	1978/2001	1999	100%	783,639	225,078	382	95%	Dillard's, H&M, JC Penney, Round1 Bowling & Amusement, Ross Dress for Less, Sears
Mall del Norte Laredo, TX	1977/2004	1993	100%	1,199,361	388,478	450	94%	Beall's, Cinemark, Dillard's, Forever 21, H&M, House of Hoops by Foot Locker, JC Penney, Macy's, Macy's Home Store, Sears, TruFit Athletic Club (10)
Northwoods Mall North Charleston, SC	1972/2001	1995	100%	748,159	255,911	402	93%	Belk, Books-A-Million, Burlington, Dillard's, JC Penney, Planet Fitness, former Sears
Oak Park Mall (6) Overland Park, KS	1974/2005	1998	50%	1,518,197	431,027	462	94%	Barnes & Noble, Dillard's for Women, Dillard's for Men, Children & Home, Forever 21, H&M, JC Penney, Macy's, Nordstrom
The Outlet Shoppes at Atlanta Woodstock, GA	2013	2015	75%	404,906	380,099	436	93%	Saks Fifth Ave OFF 5TH
The Outlet Shoppes at El Paso El Paso, TX	2007/2012	2014	75%	433,046	411,007	434	99%	H&M
The Outlet Shoppes of the Bluegrass Simpsonville, KY	2014	2015	65%	428,072	381,372	427	97%	H&M, Saks Fifth Ave OFF 5TH
Richland Mall Waco, TX	1980/2002	1996	100%	693,450	191,872	378	99%	Beall's, Dick's Sporting Goods, Dillard's for Men, Kids & Home, Dillard's for Women, JC Penney, Sears
Southpark Mall Colonial Heights, VA	1989/2003	2007	100%	672,941	229,681	387	90%	Dick's Sporting Goods, JC Penney, Macy's, Regal Cinemas, former Sears
Sunrise Mall Brownsville, TX	1979/2003	2015	100%	802,906	238,149	419	98%	A'GACI, Beall's, Cinemark, Dick's Sporting Goods, Dillard's, JC Penney, Sears
West County Center (6) Des Peres, MO	1969/2007	2002	50%	1,196,796	382,846	536	98%	Barnes & Noble, Dick's Sporting Goods, Forever 21, H&M, JC Penney, Macy's, Nordstrom
Total Tier 1 Malls				17,189,547	6,429,672	$458	96%

TIER 2 Sales ≥ $300 to < $375 per square foot
Arbor Place Atlanta (Douglasville), GA	1999	N/A	100%	1,161,932	307,502	$359	99%	Bed Bath & Beyond, Belk, Dillard's, Forever 21, H&M, JC Penney, Macy's, Regal Cinemas, Sears

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center SF (1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors (5)
Asheville Mall Asheville, NC	1972/1998	2000	100%	973,344	265,440	371	91%	Barnes & Noble, Belk, Dillard's for Men, Children & Home, Dillard's for Women, H&M, JC Penney, former Sears
Dakota Square Mall Minot, ND	1980/2012	2016	100%	764,671	183,638	312	93%	AMC Theatres, Barnes & Noble, former Herberger's, JC Penney, Scheels, former Sears, Sleep Inn & Suites - Splashdown Dakota Super Slides, Target
East Towne Mall Madison, WI	1971/2001	2004	100%	801,248	211,959	329	91%	Barnes & Noble, former Boston Store, Dick's Sporting Goods, Flix Brewhouse, Gordmans, H&M, JC Penney, Sears
EastGate Mall (11) Cincinnati, OH	1980/2003	1995	100%	837,550	256,947	330	87%	Dillard's Clearance, JC Penney, Kohl's, Sears
Frontier Mall Cheyenne, WY	1981	1997	100%	519,271	199,151	327	93%	AMC Theatres, Dillard's for Women, Dillard's for Men, Kids & Home, JC Penney, former Sears
Governor's Square (6) Clarksville, TN	1986	1999	47.5%	689,563	242,681	343	90%	AMC Theatres, Belk, Dick's Sporting Goods, Dillard's, JC Penney, Ross Dress for Less, Sears
Greenbrier Mall Chesapeake, VA	1981/2004	2004	100%	897,037	269,795	342	90%	Dillard's, GameWorks, H&M, JC Penney, Macy's, former Sears
Harford Mall Bel Air, MD	1973/2003	2007	100%	505,559	181,383	342	93%	Encore, Macy's, Sears
Imperial Valley Mall El Centro, CA	2005	N/A	100%	761,958	213,318	374	91%	Cinemark, Dillard's, JC Penney, Macy's, Sears
Kirkwood Mall Bismarck, ND	1970/2012	2017	100%	815,442	211,578	306	94%	H&M, former Herberger's, Keating Furniture, JC Penney, Scheels, Target
Laurel Park Place Livonia, MI	1989/2005	1994	100%	496,877	198,067	306	95%	former Carson's, Von Maur
Layton Hills Mall Layton, UT	1980/2006	1998	100%	482,156	212,710	358	98%	Dick's Sporting Goods, Dillard's, JC Penney
Mayfaire Town Center Wilmington, NC	2004/2015	2017	100%	657,339	337,958	346	93%	Barnes & Noble, Belk, Flip N Fly, The Fresh Market, H&M, Michaels, Regal Cinemas
Northgate Mall Chattanooga, TN	1972/2011	2014	100%	666,783	187,150	304	86%	Belk, Burlington, former JC Penney, Sears

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center SF (1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot (3)		Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors (5)
Northpark Mall Joplin, MO	1972/2004	1996	100%	892,426	274,702	324		86%	Dunham's Sports, H&M, JC Penney, Jo-Ann Fabrics & Crafts, Macy's Children's & Home, Macy's Women & Men's, Sears, Tilt, T.J. Maxx, Vintage Stock
Old Hickory Mall Jackson, TN	1967/2001	1994	100%	538,934	161,839	356		76%	Belk, JC Penney, Macy's, Sears
The Outlet Shoppes at Laredo Laredo, TX	2017	N/A	65%	358,122	315,375	N/A	*	77%	H&M, Nike Factory Store
Park Plaza Little Rock, AR	1988/2004	N/A	100%	539,936	206,791	319		95%	Dillard's for Men & Children, Dillard's for Women & Home, Forever 21, H&M
Parkdale Mall Beaumont, TX	1972/2001	2018	100%	1,087,380	318,641	360		87%	former Ashley HomeStore, Beall's, former Brightwood College, Dick's Sporting Goods (12), Dillard's, Forever 21, H&M, HomeGoods (12), JC Penney, Sears, 2nd & Charles, Tilt Studio
Parkway Place Huntsville, AL	1957/1998	2002	100%	647,802	278,624	366		93%	Belk, Dillard's
Pearland Town Center (13) Pearland, TX	2008	N/A	100%	663,773	306,186	347		93%	Barnes & Noble, Dick's Sporting Goods, Dillard's, Macy's
Post Oak Mall College Station, TX	1982	1985	100%	788,105	300,580	355		89%	Beall's, Dillard's Men & Home, Dillard's Women & Children, Encore, JC Penney, Macy's, former Sears
South County Center St. Louis, MO	1963/2007	2001	100%	1,028,473	316,250	338		85%	Dick's Sporting Goods, Dillard's, JC Penney, Macy's, former Sears
Southaven Towne Center Southaven, MS	2005	2013	100%	607,550	184,427	308		85%	Bed Bath & Beyond, Dillard's, Gordmans, JC Penney, Sportsman's Warehouse, Urban Air Adventure Park (14)
St. Clair Square (15) Fairview Heights, IL	1974/1996	1993	100%	1,068,998	291,743	372		95%	Dillard's, JC Penney, Macy's, Sears
Turtle Creek Mall Hattiesburg, MS	1994	1995	100%	845,571	192,184	341		90%	At Home, Belk, Dillard's, JC Penney, former Sears, Southwest Theaters, Stein Mart
Valley View Mall Roanoke, VA	1985/2003	2007	100%	863,443	336,683	361		100%	Barnes & Noble, Belk, JC Penney, Macy's, Macy's for Home & Children, Sears

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center SF (1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors (5)
Volusia Mall Daytona Beach, FL	1974/2004	2013	100%	1,045,835	239,059	341	91%	Dillard's for Men & Home, Dillard's for Women, Dillard's for Juniors & Children, H&M, JC Penney, Macy's, Sears
West Towne Mall Madison, WI	1970/2001	2013	100%	829,635	281,684	368	92%	former Boston Store, Dave & Buster's, Dick's Sporting Goods, Forever 21, JC Penney, former Sears, Total Wine & More
WestGate Mall (16) Spartanburg, SC	1975/1995	1996	100%	950,777	241,018	339	82%	Bed Bath & Beyond, Belk, Dick's Sporting Goods, Dillard's, H&M, JC Penney, Regal Cinemas, former Sears
Westmoreland Mall Greensburg, PA	1977/2002	1994	100%	973,421	313,442	313	91%	H&M, JC Penney, Macy's, Macy's Home Store, Old Navy, Sears, Stadium Live! Casino (17)
York Galleria York, PA	1989/1999	N/A	100%	748,868	225,854	339	86%	former Bon-Ton, Boscov's, Gold's Gym, H&M, Marshalls, former Sears
Total Tier 2 Malls				25,509,779	8,264,359	$344	90%

TIER 3 Sales < $300 per square foot
Alamance Crossing Burlington, NC	2007	2011	100%	904,704	255,174	$264	74%	Barnes & Noble, Belk, BJ's Wholesale Club, Carousel Cinemas, Dick's Sporting Goods, Dillard's, Hobby Lobby, JC Penney, Kohl's
Brookfield Square(18) Brookfield, WI	1967/2001	2008	100%	860,192	300,599	280	92%	Barnes & Noble, former Boston Store, H&M, JC Penney, Marcus BistroPlex (19), Whirlyball (19)
Burnsville Center Burnsville, MN	1977/1998	N/A	100%	1,045,836	390,031	292	82%	Dick's Sporting Goods, Gordmans, H&M, JC Penney, Macy's, former Sears
CherryVale Mall Rockford, IL	1973/2001	2007	100%	844,383	329,798	298	97%	Barnes & Noble, Choice Home Center, JC Penney, Macy's, Sears
Eastland Mall Bloomington, IL	1967/2005	N/A	100%	732,647	247,505	258	93%	former Bergner's, Kohl's, former Macy's, Planet Fitness, former Sears
Honey Creek Mall Terre Haute, IN	1968/2004	1981	100%	679,578	188,711	299	83%	Encore, JC Penney, former Macy's, Sears, Vendors' Village

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center SF (1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors (5)
Kentucky Oaks Mall (6) Paducah, KY	1982/2001	1995	50%	719,419	242,233	236	79%	Best Buy, Burlington (20), Dick's Sporting Goods, Dillard's, Dillard's Home Store, former Elder-Beerman, HomeGoods (21), JC Penney, Ross Dress for Less (20), former Sears, Vertical Jump Park
Meridian Mall (22) Lansing, MI	1969/1998	2001	100%	943,762	290,851	298	92%	Bed Bath & Beyond, Dick's Sporting Goods, H&M, JC Penney, Launch Trampoline Park (23), Macy's, Planet Fitness, Schuler Books & Music, former Younkers for Her, former Younkers Men, Kids & Home
Mid Rivers Mall St. Peters, MO	1987/2007	2015	100%	1,034,302	286,685	285	91%	Dick's Sporting Goods, Dillard's, H&M, JC Penney, Macy's, Marcus Theatres, Sears, V-Stock
Monroeville Mall Pittsburgh, PA	1969/2004	2014	100%	983,997	445,500	265	91%	Barnes & Noble, Cinemark, Dick's Sporting Goods, Forever 21, H&M, JC Penney, Macy's
The Outlet Shoppes at Gettysburg Gettysburg, PA	2000/2012	N/A	50%	249,937	249,937	252	91%	None
Stroud Mall (24) Stroudsburg, PA	1977/1998	2005	100%	414,565	130,082	261	93%	Cinemark, JC Penney, Sears, ShopRite (25)
Total Tier 3 Malls				9,413,322	3,357,106	$276	88%

Total Mall Portfolio				52,112,648	18,051,137	$377	92%

Excluded Malls (26)
Lender Malls:
Acadiana Mall (27) Lafayette, LA	1979/2005	2004	100%	991,339	299,076	N/A	N/A	Dillard's, JC Penney, Macy's, former Sears
Cary Towne Center (28) Cary, NC	1979/2001	1993	100%	897,448	262,108	N/A	N/A	Belk, Dave & Buster's, Dillard's, JC Penney, former Macy's, former Sears
Triangle Town Center (6) Raleigh, NC	2002/2005	N/A	10%	1,255,263	429,174	N/A	N/A	Barnes & Noble, Belk, Dillard's, Macy's, Sak's Fifth Avenue, Sears
Total Lender Malls				3,144,050	990,358

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total Center SF (1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors (5)
Repositioning Mall:
Hickory Point Mall Forsyth, IL	1977/2005	N/A	100%	735,848	169,533	N/A	N/A	former Bergner's, Encore, Hobby Lobby, former JC Penney, Kohl's, Ross Dress for Less, former Sears, T.J. Maxx, Von Maur
Total Excluded Malls				3,879,898	1,159,891
* Non-stabilized Mall - Mall Store Sales per Square Foot metrics are excluded from Mall Store Sales per Square Foot totals by tier and Mall portfolio totals. The Outlet Shoppes at Laredo is a non-stabilized Mall.

(1)
Total center square footage includes square footage of attached shops, immediately adjacent Anchor and Junior Anchor locations and leased immediately adjacent freestanding locations immediately adjacent to the center.

(2)	Excludes tenants 20,000 square feet and over.

(3)	Totals represent weighted averages.

(4)	Includes all leased Anchors, Junior Anchors and tenants with leases in effect as of December 31, 2018.

(5)	Anchors and Junior Anchors listed are immediately adjacent to the Malls or are in freestanding locations immediately adjacent to the Malls.

(6)	This Property is owned in an unconsolidated joint venture.

(7)	Friendly Center - O2 Fitness is scheduled to open in 2019.

(8)	Hamilton Place - Sears closed in 2019 and redevelopment plans for this space include Dave & Buster's, Dick's Sporting Goods, a hotel and offices. Construction is expected to begin in Spring 2019.

(9)	Hanes Mall - Dave & Buster's is scheduled to open in 2019.

(10)	Mall del Norte - TruFit Athletic Club is scheduled to open in 2019 in the former Joe Brand space.

(11)	EastGate Mall - Ground rent for the Dillard's parcel that extends through January 2022 is $24 per year.

(12)	Parkdale Mall - Dick's Sporting Goods, Five Below and HomeGoods are scheduled to open in 2019 in the former Macy's space and a portion of the former Ashley HomeStore.

(13)
Pearland Town Center is a mixed-use center which combines retail, hotel, office and residential components.  For segment reporting purposes, the retail portion of the center is classified in Malls and the office portion, hotel and residential portions are classified as All Other.

(14)	Southaven Towne Center - Urban Air Adventure Park has an executed lease and is under construction to fill the former HH Gregg space.

(15)
St. Clair Square - We are the lessee under a ground lease for 20 acres.  Assuming the exercise of available renewal options, at our election, the ground lease expires January 31, 2073.  The rental amount is $41 per year. In addition to base rent, the landlord receives 0.25% of Dillard's sales in excess of $16,200.

(16)
WestGate Mall - We are the lessee under several ground leases for approximately 53% of the underlying land.  Assuming the exercise of renewal options available, at our election, the ground lease expires October 2044.  The rental amount is $130 per year.  In addition to base rent, the landlord receives 20% of the percentage rents collected.  We have a right of first refusal to purchase the fee.

(17)	Westmoreland Mall - Construction for a new Stadium Live! Casino is expected to begin in 2019 in the former Bon-Ton space with the opening scheduled for 2020.

(18)	Brookfield Square - The annual ground rent for 2018 was $191.

(19)	Brookfield Square - Whirlyball and Marcus BistroPlex are scheduled to open in 2019 in the former Sears space.

(20)	Kentucky Oaks Mall - Burlington, Ross Dress for Less and other stores are scheduled to open in 2019 in the former Sears space.

(21)	Kentucky Oaks Mall - HomeGoods is scheduled to open in 2019 in the former Elder Beerman space.

(22)	Meridian Mall - We are the lessee under several ground leases in effect through March 2067, with extension options. Fixed rent is $19 per year plus 3% to 4% of all rent.

(23)	Meridian Mall - Launch Trampoline Park is scheduled to open in 2019 in the former Gordmans space.

(24)
Stroud Mall - We are the lessee under a ground lease, which extends through July 2089.  The current rental amount is $70 per year, increasing by $10 every ten years through 2045.  An additional $100 is paid every ten years.

(25)	Stroud Mall - ShopRite is scheduled to open in 2019 in the former Bon-Ton space.

(26)	Operational metrics are not reported for Excluded Malls.

(27)
Acadiana Mall - Subsequent to December 31, 2018, the mall was transferred to the lender through a deed-in-lieu of foreclosure. See Note 7 and Note 20 to the consolidated financial statements for more information.

(28)
Cary Towne Center - Subsequent to December 31, 2018, the mall was sold and the lender received the proceeds in satisfaction of the non-recourse loan which was secured by the mall. See Note 5, Note 7 and Note 20 to the consolidated financial statements for more information.

Mall Stores
The Malls have approximately 5,510 Mall stores. National and regional retail chains (excluding local franchises) lease approximately 71.1% of the occupied Mall store GLA. Although Mall stores occupy only 34.3% of the total Mall GLA (the remaining 65.7% is occupied by Anchors and Junior Anchors and a small percentage is vacant), the Malls received 84.3% of their total revenues from Mall stores for the year ended December 31, 2018.
Mall Lease Expirations
The following table summarizes the scheduled lease expirations for mall stores as of December 31, 2018:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2019	815	$80,640,000	2,257,000	$35.73	13.0%	14.7%
2020	737	84,550,000	2,443,000	34.61	13.6%	15.9%
2021	638	79,025,000	1,924,000	41.07	12.8%	12.6%
2022	528	75,771,000	1,829,000	41.43	12.3%	12.0%
2023	526	77,575,000	1,780,000	43.58	12.5%	11.7%
2024	403	60,925,000	1,510,000	40.35	9.9%	9.9%
2025	303	48,775,000	1,010,000	48.29	7.9%	6.6%
2026	274	47,307,000	1,078,000	43.88	7.7%	7.1%
2027	227	38,056,000	851,000	44.72	6.2%	5.6%
2028	155	25,650,000	595,000	43.11	4.1%	3.9%

(1)	Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2018 for expiring leases that were executed as of December 31, 2018.

(2)
Total annualized gross rent, including recoverable CAM expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2018.

(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2018.
See page 59 for a comparison between rents on leases that expired in the current reporting period compared to rents on new and renewal leases executed in 2018. For comparable spaces under 10,000-square-feet, we leased approximately 2.3 million square feet with stabilized mall leasing spreads averaging a decline of 10.8%, including declines on new leases of 1.7% and renewal spreads declining an average of 12.5%. While we anticipate negative renewal spreads in the near term, we are optimistic that the 2018 positive sales trends will lead to improved lease negotiations in the future. Page 59 includes new and renewal leasing activity as of December 31, 2018 with commencement dates in 2018 and 2019.
Mall Tenant Occupancy Costs
Occupancy cost is a tenant’s total cost of occupying its space, divided by its sales. Mall store sales represent total sales amounts received from reporting tenants with space of less than 10,000 square feet.
The following table summarizes tenant occupancy costs as a percentage of total Mall store sales, excluding license agreements, for each of the past three years:

	Year Ended December 31, (1)
	2018	2017	2016
Mall store sales (in millions)	$4,498	$4,713	$5,110
Minimum rents	8.45%	8.95%	8.64%
Percentage rents	0.50%	0.45%	0.45%
Tenant reimbursements (2) (3)	3.35%	3.74%	3.66%
Mall tenant occupancy costs	12.30%	13.14%	12.75%

(1)	In certain cases, we own less than a 100% interest in the Malls. The information in this table is based on 100% of the applicable amounts and has not been adjusted for our ownership share.

(2)	Represents reimbursements for real estate taxes, insurance, CAM charges, marketing and certain capital expenditures.

(3)	In 2018, CAM charges related to tenants who own their own space were reclassified to Other revenues as part of the adoption of ASC 606.
Debt on Malls
Please see the table entitled “Mortgage Loans Outstanding at December 31, 2018” included herein for information regarding any liens or encumbrances related to our Malls.
Other Property Types
Other property types include the following three categories:

(1)
Associated Centers - Retail properties that are adjacent to a regional mall complex and include one or more Anchors, or big box retailers along with smaller tenants. Anchor tenants typically include tenants such as T.J. Maxx, Target, Kohl’s and Bed Bath & Beyond.  Associated Centers are managed by the staff at the Mall since it is adjacent to and usually benefits from the customers drawn to the Mall.

(2)
Community Centers - Designed to attract local and regional area customers and are typically anchored by a combination of supermarkets, or value-priced stores that attract shoppers to each center’s small shops. The tenants at our Community Centers typically offer necessities, value-oriented and convenience merchandise.

(3) Office Buildings and Other
See Note 1 to the consolidated financial statements for additional information on the number of consolidated and unconsolidated Properties in each of the above categories related to our other property types. The following tables set forth certain information for each of our other property types at December 31, 2018:

Property / Location	Property Type	Year of Opening/ Most Recent Expansion	Company's Ownership	Total Center SF (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors & Junior Anchors
840 Greenbrier Circle Chesapeake, VA	Office	1983	100%	50,820	50,820	94%	None
850 Greenbrier Circle Chesapeake, VA	Office	1984	100%	81,318	81,318	100%	None
Ambassador Town Center (4) Lafayette, LA	Community Center	2016	65%	419,296	265,323	99%	Costco (5), Dick's Sporting Goods, Marshalls, Nordstrom Rack
Annex at Monroeville Pittsburgh, PA	Associated Center	1986	100%	186,367	186,367	100%	Burlington, Steel City Indoor Karting
CBL Center (6) Chattanooga, TN	Office	2001	92%	131,006	131,006	100%	None
CBL Center II (6) Chattanooga, TN	Office	2008	92%	74,941	74,941	100%	None
Coastal Grand Crossing (4) Myrtle Beach, SC	Associated Center	2005	50%	37,234	37,234	100%	PetSmart
CoolSprings Crossing Nashville, TN	Associated Center	1992	100%	366,471	78,830	99%	American Signature Furniture (5), Gabe's (7), JumpStreet (7), Target (5), former Toys R Us (7)
Courtyard at Hickory Hollow Nashville, TN	Associated Center	1979	100%	68,468	68,468	100%	AMC Theatres
EastGate Mall - CubeSmart Self-Storage (4) Cincinnati, OH	Other	2018	50%	93,501	70,126	N/A (8)	None

Property / Location	Property Type	Year of Opening/ Most Recent Expansion	Company's Ownership	Total Center SF (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors & Junior Anchors
The Forum at Grandview Madison, MS	Community Center	2010/2016	75%	318,144	216,144	100%	Best Buy, Dick’s Sporting Goods, HomeGoods, Malco Theatre (7), Michaels, Miskelly Furniture Warehouse (5), Stein Mart
Fremaux Town Center (4) Slidell, LA	Community Center	2014/2015	65%	603,839	475,839	98%	Best Buy, Dick's Sporting Goods, Dillard's (5), Kohl's, LA Fitness, Michaels, T.J. Maxx
Frontier Square Cheyenne, WY	Associated Center	1985	100%	186,605	16,527	100%	Ross Dress for Less (7), Target (5), T.J. Maxx (7)
Governor's Square Plaza (4) Clarksville, TN	Associated Center	1985/1988	50%	168,379	71,809	100%	Bed Bath & Beyond, Jo-Ann Fabrics & Crafts, Target (5)
Gunbarrel Pointe Chattanooga, TN	Associated Center	2000	100%	273,913	147,913	100%	Earthfare, Kohl's, Target (5)
Hamilton Corner Chattanooga, TN	Associated Center	1990/2005	90%	67,310	67,310	98%	None
Hamilton Crossing Chattanooga, TN	Associated Center	1987/2005	92%	191,945	98,832	100%	HomeGoods (7), Michaels (7), T.J. Maxx, former Toys R Us (5)
Hammock Landing (4) West Melbourne, FL	Community Center	2009/2015	50%	559,801	335,834	97%	Academy Sports + Outdoors, AMC Theatres, HomeGoods, Kohl's (5), Marshalls, Michaels, Ross Dress for Less, Target (5)
Harford Annex Bel Air, MD	Associated Center	1973/2003	100%	107,656	107,656	100%	Best Buy, Office Depot, PetSmart
The Landing at Arbor Place Atlanta (Douglasville), GA	Associated Center	1999	100%	162,960	113,719	87%	Ben's Furniture and Antiques, Ollie's Bargain Outlet, former Toys R Us (5)
Layton Hills Convenience Center Layton, UT	Associated Center	1980	100%	92,942	92,942	94%	Bed Bath & Beyond
Layton Hills Plaza Layton, UT	Associated Center	1989	100%	18,808	18,808	89%	None
Parkdale Crossing Beaumont, TX	Associated Center	2002	100%	88,064	88,064	100%	Barnes & Noble
The Pavilion at Port Orange (4) Port Orange, FL	Community Center	2010	50%	398,031	398,031	96%	Belk, HomeGoods, Marshalls, Michaels, Regal Cinemas
Pearland Office Pearland, TX	Office	2009	100%	64,915	64,915	100%	None
The Plaza at Fayette Lexington, KY	Associated Center	2006	100%	215,745	215,745	90%	Cinemark, Gordmans
The Promenade D'Iberville, MS	Community Center	2009/2014	85%	615,998	399,038	99%	Ashley Furniture HomeStore, Bed Bath & Beyond, Best Buy, Dick's Sporting Goods, Kohl's (5), Marshalls, Michaels, Ross Dress for Less, Target (5)
The Shoppes at Eagle Point (4) Cookeville, TN	Community Center	2018	50%	230,328	230,328	89%	Academy Sports + Outdoors, Publix, Ross Dress for Less
The Shoppes at Hamilton Place Chattanooga, TN	Associated Center	2003	92%	128,211	128,211	97%	Bed Bath & Beyond, Marshalls, Ross Dress for Less
The Shoppes at St. Clair Square Fairview Heights, IL	Associated Center	2007	100%	84,383	84,383	100%	Barnes & Noble

Property / Location	Property Type	Year of Opening/ Most Recent Expansion	Company's Ownership	Total Center SF (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors & Junior Anchors
Sunrise Commons Brownsville, TX	Associated Center	2001	100%	205,571	104,126	100%	Former Kmart (7), Marshalls, Ross Dress for Less
The Terrace Chattanooga, TN	Associated Center	1997	92%	158,175	158,175	95%	Academy Sports + Outdoors, Party City
West Towne Crossing Madison, WI	Associated Center	1980	100%	460,875	168,978	100%	Barnes & Noble, Best Buy, Kohl's (5), Metcalf's Markets (5), Nordstrom Rack, Office Max (7), Shopko (5), Stein Mart (7)
WestGate Crossing Spartanburg, SC	Associated Center	1985/1999	100%	158,262	158,262	99%	Big Air Trampoline Park, Hamricks, Jo-Ann Fabrics & Crafts
Westmoreland Crossing Greensburg, PA	Associated Center	2002	100%	281,293	281,293	97%	AMC Theatres, Dick's Sporting Goods, Levin Furniture, Michaels (7), T.J. Maxx (7)
York Town Center (4) York, PA	Associated Center	2007	50%	297,507	247,507	98%	Bed Bath & Beyond, Best Buy, Christmas Tree Shops, Dick's Sporting Goods (5), Ross Dress for Less, Staples
Total Other Property Types				7,649,082	5,534,822	97%

(1)	Total center square footage includes square footage of attached shops, attached and immediately adjacent Anchors and Junior Anchors and leased immediately adjacent freestanding locations.

(2)	All leasable square footage, including Anchors and Junior Anchors.

(3)	Includes all leased Anchors, Junior Anchors and tenants with leases in effect as of December 31, 2018.

(4)	This Property is owned in an unconsolidated joint venture.

(5)	Owned by the tenant.

(6)
We own a 92% interest in the CBL Center office buildings, with an aggregate square footage of approximately 205,000 square feet, where our corporate headquarters is located. As of December 31, 2018, we occupied 45.2% of the total square footage of the buildings.

(7)	Owned by a third party.

(8)	EastGate Mall - CubeSmart Self-Storage - Excluded from occupancy.
Other Property Types Lease Expirations
The following table summarizes the scheduled lease expirations for tenants in occupancy at Other Property Types as of December 31, 2018:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2019	66	$7,290,000	319,000	$22.85	8.7%	7.2%
2020	103	14,893,000	858,000	17.36	17.8%	19.3%
2021	56	10,151,000	587,000	17.29	12.1%	13.2%
2022	49	10,437,000	635,000	16.44	12.5%	14.3%
2023	53	9,687,000	426,000	22.74	11.6%	9.6%
2024	38	7,527,000	429,000	17.55	9.0%	9.6%
2025	33	6,945,000	381,000	18.23	8.3%	8.6%
2026	43	7,577,000	316,000	23.98	9.1%	7.1%
2027	23	5,069,000	200,000	25.35	6.1%	4.5%
2028	22	4,123,000	301,000	13.70	4.9%	6.8%

(1)	Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2018 for expiring leases that were executed as of December 31, 2018.

(2)
Total annualized gross rent, including recoverable CAM expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2018.

(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2018.
Debt on Other Property Types
Please see the table entitled “Mortgage Loans Outstanding at December 31, 2018” included herein for information regarding any liens or encumbrances related to our Other Property Types.
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
Anchors and Junior Anchors may own their stores and the land underneath, as well as the adjacent parking areas, or may enter into long-term leases with respect to their stores. Rental rates for Anchor tenants are significantly lower than the rents charged to non-anchor tenants. Total rental revenues from Anchors and Junior Anchors accounted for 15.7% of the total revenues from our Properties in 2018. Each Anchor and Junior Anchor that owns its store has entered into an operating and reciprocal easement agreement with us covering items such as operating covenants, reciprocal easements, property operations, initial construction and future expansion.
During 2018, the following Anchors and Junior Anchors were added to our Properties, as listed below:

Name	Property	Location
Academy Sports + Outdoors	The Shoppes at Eagle Point	Cookeville, TN
Burlington	Kentucky Oaks Mall	Paducah, KY
Burlington	Northwoods Mall	North Charleston, SC
Choice Home Center	Cherryvale Mall	Rockford, IL
Dave & Buster's	West Towne Mall	Madison, WI
Dick's Sporting Goods	Richland Mall	Waco, TX
Flip N Fly	Mayfaire Town Center	Wilmington, NC
Flix Brewhouse	East Towne Mall	Madison, WI
Gabe's	CoolSprings Crossing	Nashville, TN
H&M	Mid Rivers Mall	St. Peters, MO
HomeGoods	Hammock Landing	West Melbourne, FL
JumpStreet	CoolSprings Crossing	Nashville, TN
Marshalls	York Galleria	York, PA
Planet Fitness	Eastland Mall	Bloomington, IL
Publix	The Shoppes at Eagle Point	Cookeville, TN
Round1 Bowling & Amusement	Jefferson Mall	Louisville, KY
Total Wine & More	West Towne Mall	Madison, WI
Vendors' Village	Honey Creek Mall	Terre Haute, IN
As of December 31, 2018, the Properties had a total of 492 Anchors and Junior Anchors, including 35 vacant Anchor and Junior Anchor locations, and excluding Anchors and Junior Anchors at our Excluded Malls. The Anchors and Junior Anchors and the amount of GLA leased or owned by each as of December 31, 2018 is as follows:

	Number of Stores				Gross Leasable Area
	Leased	Anchor Owned		Total	Leased	Anchor Owned		Total
Anchor/Junior Anchor		Owned	Ground Leased			Owned	Ground Leased
JC Penney (1)	19	25	4	48	2,019,746	3,163,088	586,030	5,768,864
Sears (1) (2)	10	13	4	27	1,349,141	1,787,174	623,825	3,760,140
Dillard's (1)	3	37	4	44	310,398	5,051,436	659,763	6,021,597
Macy's	12	17	3	32	1,401,328	2,662,030	658,388	4,721,746
Belk	5	13	4	22	430,017	1,807,861	397,480	2,635,358
Academy Sports + Outdoors	3	—	—	3	199,091	—	—	199,091
A'GACI	1	—	—	1	28,000	—	—	28,000
AMC Theatres	5	—	1	6	191,414	—	56,255	247,669
American Signature Furniture	—	1	—	1	—	61,620	—	61,620
Ashley HomeStore	1	—	—	1	20,000	—	—	20,000
At Home	—	1	—	1	—	124,700	—	124,700
Barnes & Noble	17	—	1	18	521,273	—	25,920	547,193
BB&T	—	—	1	1	—	—	60,000	60,000
Beall's	5	—	—	5	193,209	—	—	193,209
Bed Bath & Beyond Inc.:
Bed Bath & Beyond	10	—	—	10	281,868	—	—	281,868
Christmas Tree Shops	1	—	—	1	33,992	—	—	33,992
Bed Bath & Beyond Inc. Subtotal	11	—	—	11	315,860	—	—	315,860
Ben's Furniture and Antiques	1	—	—	1	35,895	—	—	35,895
Best Buy	6	—	1	7	212,485	—	44,239	256,724
Big Air Trampoline Park	1	—	—	1	33,938	—	—	33,938
BJ's Wholesale Club	1	—	—	1	85,188	—	—	85,188
Books-A-Million, Inc.:
Books-A-Million	1	—	—	1	20,642	—	—	20,642
2nd & Charles	1	—	—	1	23,538	—	—	23,538
Books-A-Million, Inc. Subtotal	2	—	—	2	44,180	—	—	44,180
Boscov's	—	1	—	1	—	150,000	—	150,000
Burlington (15a) (15b)	2	2	—	4	140,980	94,049	—	235,029
Carousel Cinemas	1	—	—	1	52,000	—	—	52,000
Choice Home Center	1	—	—	1	128,330	—	—	128,330
Cinemark	7	—	—	7	382,506	—	—	382,506
Costco	—	1	—	1	—	153,973	—	153,973
Dave & Buster's (15c)	—	1	—	1	—	26,509	—	26,509
Dick's Sporting Goods	23	1	1	25	1,271,329	50,000	80,515	1,401,844
Dunham's Sports	1	—	—	1	80,551	—	—	80,551
Earth Fare	1	—	—	1	26,841	—	—	26,841
Encore	4	—	—	4	101,488	—	—	101,488
Flip N Fly	1	—	—	1	27,972	—	—	27,972
Flix Brewhouse	1	—	—	1	39,150	—	—	39,150
The Fresh Market	1	—	—	1	21,442	—	—	21,442
Gabe's (1)	—	1	—	1	—	30,000	—	30,000
GameWorks	1	—	—	1	21,295	—	—	21,295
Gold's Gym	1	—	—	1	30,664	—	—	30,664
Gordmans	4	—	—	4	216,339	—	—	216,339
The Grande Cinemas	—	—	1	1	—	—	60,400	60,400

	Number of Stores				Gross Leasable Area
	Leased	Anchor Owned		Total	Leased	Anchor Owned		Total
Anchor/Junior Anchor		Owned	Ground Leased			Owned	Ground Leased
H&M	31	—	—	31	688,969	—	—	688,969
Hamrick's	1	—	—	1	40,000	—	—	40,000
Harris Teeter	—	—	1	1	—	—	72,757	72,757
Hobby Lobby	1	—	—	1	52,500	—	—	52,500
House of Hoops by Foot Locker	1	—	—	1	22,847	—	—	22,847
I. Keating Furniture	1	—	—	1	103,994	—	—	103,994
Jo-Ann Fabrics & Crafts	3	—	—	3	73,738	—	—	73,738
JumpStreet (1)	—	1	—	1	—	30,000	—	30,000
Kings Dining & Entertainment	1	—	—	1	22,678	—	—	22,678
Kohl's	4	4	—	8	320,105	312,731	—	632,836
Kroger	—	—	1	1	—	—	113,531	113,531
LA Fitness	1	—	—	1	41,000	—	—	41,000
Levin Furniture	1	—	—	1	55,314	—	—	55,314
LIVE Ventures, Inc.:
V-Stock	1	—	—	1	23,058	—	—	23,058
Vintage Stock	1	—	—	1	46,108	—	—	46,108
LIVE Ventures, Inc. Subtotal	2	—	—	2	69,166	—	—	69,166
Malco Theatres (1)	—	1	—	1	—	62,000	—	62,000
Marcus Theatres	1	—	—	1	56,000	—	—	56,000
Metcalfe's Market	—	1	—	1	—	67,365	—	67,365
Michaels (1)	6	1	1	8	130,501	25,000	25,000	180,501
Miskelly Furniture Warehouse	—	1	—	1	—	40,000	—	40,000
Nike Factory Store	1	—	—	1	22,479	—	—	22,479
Nordstrom	—	—	2	2	—	—	385,000	385,000
Nordstrom Rack	2	—	—	2	56,053	—	—	56,053
Office Depot	1	—	—	1	23,425	—	—	23,425
OfficeMax	—	1	—	1	—	24,606	—	24,606
Old Navy	1	—	—	1	20,257	—	—	20,257
Ollie's Bargain Outlet	1	—	—	1	28,446	—	—	28,446
Party City	1	—	—	1	20,841	—	—	20,841
PetSmart	2	—	—	2	46,248	—	—	46,248
Planet Fitness	3	—	—	3	63,509	—	—	63,509
Publix	1	—	—	1	45,600	—	—	45,600
Regal Cinemas	4	1	—	5	211,725	57,854	—	269,579
REI	1	—	—	1	24,427	—	—	24,427
Ross Dress for Less (1)	8	1	—	9	218,607	30,021	—	248,628
Round1 Bowling & Amusement	1	—	—	1	50,000	—	—	50,000
Saks Fifth Avenue OFF 5TH	2	—	—	2	49,365	—	—	49,365
Scheel's	2	—	—	2	200,536	—	—	200,536
Schuler Books & Music	1	—	—	1	24,116	—	—	24,116
Shopko	—	1	—	1	—	97,773	—	97,773
Sleep Inn & Suites	—	—	1	1	—	—	123,506	123,506
Southwest Theaters	1	—	—	1	29,830	—	—	29,830
Sportsman's Warehouse	—	1	—	1	—	48,171	—	48,171
Staples	1	—	—	1	20,388	—	—	20,388

	Number of Stores				Gross Leasable Area
	Leased	Anchor Owned		Total	Leased	Anchor Owned		Total
Anchor/Junior Anchor		Owned	Ground Leased			Owned	Ground Leased
Steel City Indoor Karting	1	—	—	1	64,135	—	—	64,135
Stein Mart	2	1	—	3	60,463	21,200	—	81,663
Target	—	8	—	8	—	948,730	—	948,730
Tilt	2	—	—	2	64,658	—	—	64,658
The TJX Companies, Inc.:
HomeGoods (1)	3	1	—	4	77,480	25,000	—	102,480
Marshalls	7	—	—	7	207,050	—	—	207,050
T.J. Maxx (1)	3	1	1	5	84,558	28,081	25,000	137,639
The TJX Companies, Inc. Subtotal	13	2	1	16	369,088	53,081	25,000	447,169
Total Wine and More (15c)	—	1	—	1	—	28,350	—	28,350
Vendor's Village	1	—	—	1	69,732	—	—	69,732
Vertical Trampoline Park	1	—	—	1	24,972	—	—	24,972
Von Maur	—	1	—	1	—	150,000	—	150,000
Whole Foods (1)	—	—	1	1	—	—	34,320	34,320
XXI Forever / Forever 21 (1)	8	1	—	9	259,567	57,500	—	317,067

Vacant Anchor/Junior Anchor:
Vacant - former Ashley HomeStore	1	—	—	1	26,439	—	—	26,439
Vacant - former Bergner's	1	—	—	1	131,616	—	—	131,616
Vacant - former The Bon-Ton (1)	—	1	—	1	—	131,915	—	131,915
Vacant - former Boston Store (1)	—	3	—	3	—	493,411	—	493,411
Vacant - former Brightwood College	1	—	—	1	30,294	—	—	30,294
Vacant - former Carson's	1	—	—	1	148,810	—	—	148,810
Vacant - former Elder-Beerman (3)	1	—	—	1	35,490	—	—	35,490
Vacant - former Herberger's (4)	2	—	—	2	126,954	—	—	126,954
Vacant - former JC Penney (1)	—	1	—	1	—	173,124	—	173,124
Vacant - former Kmart (1)	—	1	—	1	—	101,445	—	101,445
Vacant - former Macy's	2	—	—	2	294,231	—	—	294,231
Vacant - former Sears (1) (5)	5	10	—	15	558,159	1,165,432	—	1,723,591
Vacant - former Toys"R"Us (1)	—	3	—	3	—	136,814	—	136,814
Vacant - former Younkers	1	—	1	2	93,597	—	74,899	168,496

Current Developments:
Dave & Buster's (6)	1	—	—	1	31,576	—	—	31,576
Dick's Sporting Goods (7)	1	—	—	1	45,000	—	—	45,000
Entertainment user (5)	1	—	—	1	79,500	—	—	79,500
HomeGoods (3) (7)	2	—	—	2	45,228	—	—	45,228
Launch Trampoline Park (8)	1	—	—	1	31,989	—	—	31,989
Marcus Theatres / Whirlyball (9)	1	—	—	1	85,585	—	—	85,585
O2 Fitness (10)	1	—	—	1	27,048	—	—	27,048
Ross Dress for Less (15a)	—	1	—	1	—	23,432	—	23,432
ShopRite (11)	1	—	—	1	87,381	—	—	87,381
Stadium Live! Casino (12)	1	—	—	1	100,000	—	—	100,000
TruFit Athletic Club (13)	1	—	—	1	45,179	—	—	45,179

	Number of Stores				Gross Leasable Area
	Leased	Anchor Owned		Total	Leased	Anchor Owned		Total
Anchor/Junior Anchor		Owned	Ground Leased			Owned	Ground Leased
Urban Air Adventure Park (14)	1	—	—	1	33,860	—	—	33,860
Value Retailer (4)	1	—	—	1	18,014	—	—	18,014

Total Anchors/Junior Anchors	296	162	34	492	15,753,279	19,442,395	4,106,828	39,302,502

(1)
The following Anchors/Junior Anchors are owned by third parties: the former Bon-Ton at York Galleria, the former Boston Store at Brookfield Square, the former Boston Store at East Towne Mall, the former Boston Store at West Towne Mall, Dillard's for Women at Richland Mall, Forever 21 at Hamilton Place Mall, Gabe's at CoolSprings Crossing, HomeGoods at Hamilton Crossing, JC Penney at Frontier Mall, the former JC Penney at Northgate Mall, JumpStreet at CoolSprings Crossing, the former Kmart at Sunrise Commons, Malco Theatres at The Forum at Grandview, Michaels at Hamilton Crossing, Michaels at Westmoreland Crossing, Ross Dress for Less at Frontier Square, Sears at Hanes Mall, Sears at Richland Mall, the former Sears at Frontier Mall, T.J. Maxx at Westmoreland Crossing, T.J. Maxx at Frontier Square, the former Toys "R" Us at CoolSprings Crossing and Whole Foods at Friendly Center.

(2)	Sears at Imperial Valley Mall is owned by Seritage Growth Properties.

(3)	A portion of the former Elder-Beerman at Kentucky Oaks Mall is being redeveloped into a HomeGoods. The remainder remains vacant.

(4)	There is a lease out for signature for a portion of the former Herberger's at Dakota Square Mall. The remainder remains vacant.

(5)	There is an executed lease with a new user for the lower level of the former Sears at York Galleria. The upper level remains vacant.

(6)	Nine small shops at Hanes Mall have been combined for a new Dave & Buster's, which is expected to open in spring 2019.

(7)	The former Macy's at Parkdale Mall has been demolished and is being rebuilt for Dick's Sporting Goods, HomeGoods, and a small shop.

(8)	Launch Trampoline Park had a rent commencement date of 7/31/18 and is expected to open in February 2019 in a portion of the former Gordmans at Meridian Mall.

(9)	The former Sears at Brookfield Square has been demolished and is being replaced with Marcus Theatres and Whirlyball.

(10)	O2 Fitness is expected to open in spring 2019 at Friendly Center.

(11)	ShopRite has an executed lease and is expected to open in late 2019 to fill the former Bon-Ton space at Stroud Mall.

(12)	Stadium Live! Casino has an executed lease and is expected to open in late 2019 to fill the former Bon-Ton space at Westmoreland Mall.

(13)	TruFit Athletic Club has an executed lease and is expected to open in early 2019 to fill the former Joe Brand space at Mall del Norte.

(14)	Urban Air Adventure Park has an executed lease and is under construction to fill the former HH Gregg at Southaven Towne Center.

(15)	The former Sears at Asheville Mall, Burnsville Center, Greenbrier Mall, Kentucky Oaks Mall, Northwoods Mall, and West Towne Mall are owned by Seritage Growth Properties.

a.
A portion of the former Sears at Kentucky Oaks Mall has been redeveloped into a Burlington. Another portion is being redeveloped into a Ross Dress for Less. A further 41,013 square feet remains vacant.

b.	A portion of the former Sears at Northwoods Mall has been redeveloped into a Burlington. The remainder remains vacant.

c.	A portion of the former Sears at West Towne Mall has been redeveloped into a Dave & Buster's and Total Wine and More. The remainder remains vacant.
Mortgages Notes Receivable
We own seven mortgages, each of which is collateralized by either a first mortgage, a second mortgage or by assignment of 100% of the ownership interests in the underlying real estate and related improvements. The mortgages are more fully described on Schedule IV in Part IV of this report.

Mortgage Loans Outstanding at December 31, 2018 (in thousands):

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/18 (1)	2019 Annual Debt Service (2)	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity (2)	Open to Prepayment Date (3)	Footnote
Consolidated Debt
Malls:
Acadiana Mall	100%	5.67%	$119,760	$—	Apr-17	—	$119,760	Open	(4)
Alamance Crossing - East	100%	5.83%	45,464	3,589	Jul-21	—	43,046	Open
Arbor Place	100%	5.10%	109,209	7,948	May-22	—	100,861	Open
Asheville Mall	100%	5.80%	66,038	5,917	Sep-21	—	60,190	Open
Burnsville Center	100%	6.00%	67,312	6,417	Jul-20	—	63,589	Open
Cary Towne Center	100%	4.00%	43,716	146	Jun-18	—	43,716	Open	(5)
Cross Creek Mall	100%	4.54%	115,513	9,376	Jan-22	—	102,260	Open
EastGate Mall	100%	5.83%	34,057	3,613	Apr-21	—	30,155	Open
Fayette Mall	100%	5.42%	152,264	13,527	May-21	—	139,177	Open
Greenbrier Mall	100%	5.41%	68,101	7,193	Dec-19	Dec-20	60,926	Open	(6)
Hamilton Place	90%	4.36%	102,429	6,400	Jun-26	—	85,535	Open
Hickory Point Mall	100%	5.85%	27,446	1,606	Dec-19	—	27,446	Open	(7)
Honey Creek Mall	100%	8.00%	24,027	1,842	Jul-19	—	23,290	Open	(8)
Jefferson Mall	100%	4.75%	63,379	4,456	Jun-22	—	58,176	Open
Northwoods Mall	100%	5.08%	65,193	4,743	Apr-22	—	60,292	Open
The Outlet Shoppes at Atlanta	75%	4.90%	73,233	5,095	Nov-23	—	65,036	Open
The Outlet Shoppes at Atlanta (Phase II)	75%	4.85%	4,575	347	Dec-19	—	4,454	Open	(9)	(10)
The Outlet Shoppes at El Paso	75%	5.10%	74,823	4,888	Oct-28	—	61,342	Jul-28
The Outlet Shoppes at Gettysburg	50%	4.80%	37,762	2,422	Oct-25	—	32,927	Open
The Outlet Shoppes at Laredo	65%	5.00%	54,550	4,523	May-19	May-21	50,200	Open	(9)	(11)
The Outlet Shoppes of the Bluegrass	65%	4.05%	71,739	4,464	Dec-24	—	61,316	Open
The Outlet Shoppes of the Bluegrass (Phase II)	65%	4.85%	9,482	701	Jul-20	—	9,102	Open	(9)	(12)
Park Plaza	100%	5.28%	81,287	7,165	Apr-21	—	74,428	Open
Parkdale Mall & Crossing	100%	5.85%	78,544	7,241	Mar-21	—	72,447	Open
Parkway Place	100%	6.50%	34,486	3,403	Jul-20	—	32,661	Open
Southpark Mall	100%	4.85%	59,766	4,240	Jun-22	—	54,924	Open
Valley View Mall	100%	6.50%	53,372	5,267	Jul-20	—	50,547	Open
Volusia Mall	100%	8.00%	41,332	3,168	Jul-19	—	40,064	Open	(8)
WestGate Mall	100%	4.99%	33,910	2,803	Jul-22	—	29,670	Open
			1,812,769	132,500			1,657,537

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/18 (1)	2019 Annual Debt Service (2)	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity (2)	Open to Prepayment Date (3)	Footnote
Other Properties:
CBL Center	92%	5.00%	17,780	1,651	Jun-22	—	14,949	Open	(13)
Hamilton Crossing & Expansion	92%	5.99%	8,821	819	Apr-21	—	8,122	Open	(14)
The Terrace	92%	7.25%	12,334	1,284	Jun-20	—	11,755	Open	(14)
			38,935	3,754			34,826

Construction Loan:
Brookfield Square Anchor Redevelopment	100%	5.25%	8,172	439	Oct-21	Oct-22	29,400	Open	(15)

Operating Partnership Debt:
Unsecured credit facilities (16)
$500,000 capacity	100%	3.90%	—	—	Oct-19	Oct-20	—	Open	(17)
$100,000 capacity	100%	3.90%	51,896	2,024	Oct-19	Oct-20	51,896	Open	(17)
$500,000 capacity	100%	3.90%	132,076	5,151	Oct-20	—	132,076	Open	(17)
			183,972	7,175			183,972
Unsecured term loans (16)
$350,000 term loan	100%	4.10%	350,000	14,350	Oct-19	—	350,000	Open	(18)
$300,000 term loan	100%	4.35%	300,000	13,050	Jul-20	Jul-21	300,000	Open	(19)
$45,000 term loan	100%	4.17%	45,000	1,877	Jun-21	Jun-22	45,000	Open	(20)
			695,000	29,277			695,000

Senior unsecured Notes
2023 Notes	100%	5.25%	450,000	23,625	Dec-23	—	450,000	Open
2024 Notes	100%	4.60%	300,000	13,800	Oct-24	—	300,000	Open
2026 Notes	100%	5.95%	625,000	37,188	Dec-26	—	625,000	Open
			1,375,000	74,613			1,375,000

Unamortized Discounts, net			(10,989)	—			—		(21)
Total Consolidated Debt			$4,102,859	$247,758			$3,975,735

Unconsolidated Debt
Operating Properties
Malls:
Coastal Grand	50%	4.09%	$110,516	$6,958	Aug-24	—	$95,230	Open
CoolSprings Galleria	50%	4.84%	153,641	9,803	May-28	—	125,774	Feb-28
Friendly Shopping Center	50%	3.48%	94,712	5,375	Apr-23	—	85,203	Open
Oak Park Mall	50%	3.97%	270,281	15,755	Oct-25	—	231,459	Open
The Shops at Friendly Center	50%	3.34%	60,000	2,004	Apr-23	—	60,000	Feb-19
Triangle Town Center	10%	4.00%	139,000	—	Dec-18	—	139,000	Open	(22)

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/18 (1)	2019 Annual Debt Service (2)	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity (2)	Open to Prepayment Date (3)	Footnote
West County Center	50%	3.40%	178,779	10,111	Dec-22	—	162,270	Open
York Town Center	50%	4.90%	31,772	2,657	Feb-22	—	28,293	Open
			1,038,701	52,663			927,229

Other Properties:
Ambassador Town Center	65%	3.22%	44,863	3,227	Jun-23	—	38,866	Open	(23)	(24)
Ambassador Town Center Infrastructure Improvements	65%	3.74%	10,605	1,022	Aug-20	—	9,360	Open	(25)	(26)
Coastal Grand Outparcel	50%	4.09%	5,333	336	Aug-24	—	4,595	Open	(26)
EastGate Mall - Self-Storage Development	50%	5.10%	5,222	278	Dec-22	—	6,260	Open	(9) (12)	(26) (27)
Fremaux Town Center (Phase I)	65%	3.70%	68,446	4,480	Jun-26	—	52,130	Jun-19	(23)
Hammock Landing (Phase I)	50%	4.60%	40,587	2,656	Feb-21	Feb-23	37,337	Open	(9) (23)
Hammock Landing (Phase II)	50%	4.60%	16,007	1,099	Feb-21	Feb-23	14,507	Open	(9) (23)
The Pavilion at Port Orange	50%	4.60%	56,087	3,708	Feb-21	Feb-23	51,437	Open	(9) (23)
The Shoppes at Eagle Point	50%	5.26%	33,826	1,806	Oct-20	Oct-22	36,400	Open	(9) (12)	(23)
York Town Center - Pier 1	50%	5.10%	1,247	113	Feb-22	—	1,089	Open	(9)	(26)
			282,223	18,725			251,981

Construction Loan:
Mid Rivers Mall - Self-Storage Development	50%	5.10%	3,892	208	Apr-23	—	5,767	Open	(9) (12)	(26) (28)

Total Unconsolidated Debt			$1,324,816	$71,596			$1,184,977
Total Consolidated and Unconsolidated Debt			$5,427,675	$319,354			$5,160,712
Company's Pro-Rata Share of Total Debt			$4,659,075	$280,158					(29)

(1)	The amount listed includes 100% of the loan amount even though the Operating Partnership may have less than a 100% ownership interest in the Property.

(2)	Assumes extension option will be exercised, if applicable.

(3)	Prepayment premium is based on yield maintenance or defeasance.

(4)
Acadiana Mall - The loan secured by this mall was in default and receivership. The lender received title to the mall in January 2019. See Note 20 to the consolidated financial statements for more information.

(5)
Cary Towne Center - The loan secured by this mall is in default as of December 31, 2018. The Company and the lender executed a forbearance agreement in August 2018 which required the Company to market the Property for sale. The 2019 annual debt service includes only the January 2019 interest payment, which was made prior to the end of the forbearance agreement. The mall was sold in January 2019 and the lender received the sales proceeds in satisfaction of the non-recourse loan. See Note 20 to the consolidated financial statements for more information.

(6)
Greenbrier Mall - The interest rate increased to 5.41% on January 1, 2018. The loan has a one-year extension option, at our election, which is contingent on the mall meeting specified debt service and operational metrics. If the loan is extended, monthly principal payments of $325 will be required in 2020 in addition to interest.

(7)	Hickory Point Mall - The loan is interest-only through the maturity date.

(8)	The mortgages on Honey Creek Mall and Volusia Mall are cross-collateralized and cross-defaulted.

(9)	The interest rate is variable at various spreads over LIBOR priced at the rates in effect at December 31, 2018. The debt is prepayable at any time without prepayment penalty.

(10)
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

(12)	The Operating Partnership owns less than 100% of the Property but guarantees 100% of the debt.

(13)	CBL Center consists of our two corporate office buildings.

(14)	Property type is an associated center.

(15)
Brookfield Square Anchor Redevelopment - The $29,400 construction loan closed in October 2018 to fund the redevelopment of a former Sears location at Brookfield Square. The loan is interest only at a variable rate of LIBOR plus 2.90%. The loan matures October 2021, and has a one-year extension option, at our election, which is contingent on meeting specific debt and operational metrics.

(16)
Subsequent to December 31, 2018, we closed on a new secured credit facility and secured term loan which replaced our existing unsecured credit facilities and term loans. See Note 20 to the consolidated financial statements for more information.

(17)
Unsecured credit facilities - As of December 31, 2018, the variable interest rate is LIBOR plus 1.55% based on the credit ratings of the Operating Partnership's senior unsecured long-term indebtedness of Ba1 from Moody's, BB+ from S&P and BB- from Fitch.

(18)
$350,000 term loan - As of December 31, 2018, the variable interest rate is LIBOR plus 1.75% based on the credit ratings of the Operating Partnership's senior unsecured long-term indebtedness of Ba1 from Moody's, BB+ from S&P and BB- from Fitch.

(19)
$300,000 term loan - As of December 31, 2018, the variable interest rate is LIBOR plus 2.00% based on the credit ratings of the Operating Partnership's senior unsecured long-term indebtedness of Ba1 from Moody's, BB+ from S&P and BB- from Fitch.

(20)	$45,000 term loan - The loan had a one-year extension option at our election for an outside maturity date of June 2022.

(21)	Represents bond discounts.

(22)	Triangle Town Center - The loan secured by this mall is in default as of December 31, 2018.

(23)	Property type is a community center.

(24)
Ambassador Town Center - The unconsolidated affiliate has an interest rate swap on a notional amount of $44,863, amortizing to $38,866 over the term of the swap, to effectively fix the interest rate on the variable-rate loan. Therefore, this amount is currently reflected as having a fixed rate. The swap terminates in June 2023.

(25)
Ambassador Town Center Infrastructure Improvements - The loan requires annual principal payments of $555 and $690 in 2019 and 2020, respectively. The joint venture has an interest rate swap on a notional amount of $10,605, amortizing to $9,360 over the term of the swap, to effectively fix the interest rate on the variable rate loan. Therefore, this amount is currently reflected as having a fixed rate. The swap terminates in August 2020. The Operating Partnership owns less than 100% of the Property but guarantees 100% of the debt.

(26)	Property type is Other.

(27)
EastGate Mall - Self-Storage Development - The loan is interest-only through November 2020. Thereafter, monthly payments of $10, in addition to interest, will be due. The interest rate will be reduced to a variable-rate of LIBOR plus 2.35% once construction is complete and certain debt and operational metrics are met.

(28)	Mid Rivers Mall - Self-Storage Development - The $5,987 construction loan is interest only through May 2021. Thereafter, monthly payments of $9, in addition to interest, will be due.

(29)	Represents our pro rata share of debt, including our share of unconsolidated affiliates' debt and excluding noncontrolling interests' share of consolidated debt on shopping center Properties.
The following is a reconciliation of consolidated debt to our pro rata share of total debt (in thousands):

Total consolidated debt (1)	$4,102,859
Noncontrolling interests' share of consolidated debt	(94,361)
Company's share of unconsolidated debt	650,577
Unamortized deferred financing costs	(17,846)
Company's pro rata share of total debt	$4,641,229

(1)	Includes $43,716 of debt related to Cary Town Center that is classified in liabilities related to assets held for sale in the consolidated balance sheets as of December 31, 2018.
Other than our property-specific mortgage or construction loans, there are no material liens or encumbrances on our Properties. See Note 6 and Note 7 to the consolidated financial statements for additional information regarding property-specific indebtedness and construction loans.

ITEM 3. LEGAL PROCEEDINGS
On March 16, 2016, Wave Lengths Hair Salons of Florida, Inc. d/b/a Salon Adrian filed a putative class action in the United States District Court for the Middle District of Florida (the “Court”) for unspecified monetary damages as well as costs and attorneys’ fees, based on allegations that the Company and certain affiliated entities overcharged tenants at bulk metered malls for electricity. On January 7, 2019, the Court partially granted the plaintiff’s motion for class certification of a nationwide RICO class and a Florida RICO and FDUTPA class. We believe this lawsuit is without merit and are defending ourselves vigorously. On January 22, 2019, we filed a petition seeking interlocutory review of the Court's class certification order; that petition is still pending as of the date of this report. On January 23, 2019, the Court set this matter for the trial term starting on April 1, 2019. We have not recorded an accrual relating to this matter at this time as a loss has not been determined to be probable. Further, we do not have sufficient information to reasonably estimate the amount or range of reasonably possible loss at this time. However, litigation is uncertain and an adverse judgment in this case could have a material adverse effect on our financial condition and results of operations. This matter is not covered by insurance.
We are currently involved in certain other litigation that arises in the ordinary course of business, most of which is expected to be covered by liability insurance. Based on current expectations, such matters, both individually and in the aggregate, are not expected to have a material adverse effect on our liquidity, results of operations, business or financial condition.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common stock of CBL & Associates Properties, Inc. is traded on the New York Stock Exchange.  The stock symbol is “CBL”. There were approximately 829 shareholders of record for our common stock as of February 25, 2019.
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
See Part III, Item 12 contained herein for information regarding securities authorized for issuance under equity compensation plans. The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
Oct. 1–31, 2018	—	$—	—	$—
Nov. 1–30, 2018	357	3.02	—	—
Dec. 1–31, 2018	7,073	2.40	—	—
Total	7,430	$2.43	—	$—

(1)	Represents shares surrendered to the Company by employees to satisfy federal and state income tax requirements related to the vesting of shares of restricted stock.

(2)
Represents the market value of the common stock on the vesting date for the shares of restricted stock, which was used to determine the number of shares required to be surrendered to satisfy income tax withholding requirements.

Operating Partnership Units
There is no established public trading market for the Operating Partnership’s common units. On February 25, 2019, the Operating Partnership had 26,758,405 common units outstanding (comprised of 3,269,446 special common units and 23,488,959 common units) held by 69 holders of record, excluding the 172,656,458 common units held by the Company.

During the three months ended December 31, 2018, the Operating Partnership canceled the 7,430 common units underlying the 7,430 shares of common stock that were surrendered for tax obligations in conjunction with the surrender to the Company of such shares, as described above. During December 2018, the Operating Partnership elected to pay less than $0.1 million in cash, at a cost of $2.636 per unit, to a holder of 8,120 special common units of limited partnership interest in the Operating Partnership upon the exercise of the holder's conversion rights.
ITEM 6. SELECTED FINANCIAL DATA (CBL & Associates Properties, Inc.)
(In thousands, except per share data)

	Year Ended December 31, (1)
	2018	2017	2016	2015	2014
Total revenues	$858,557	$927,252	$1,028,257	$1,055,018	$1,060,739
Total operating expenses	(774,835)	(694,690)	(774,629)	(777,434)	(685,596)
Total other income (expenses)	(182,951)	(73,580)	(58,097)	(158,569)	(122,164)
Income (loss) from continuing operations	(99,229)	158,982	195,531	119,015	252,979
Discontinued operations	—	—	—	—	54
Net income (loss)	(99,229)	158,982	195,531	119,015	253,033
Net (income) loss attributable to noncontrolling interests in:
Operating Partnership	19,688	(12,652)	(21,537)	(10,171)	(30,106)
Other consolidated subsidiaries	973	(25,390)	(1,112)	(5,473)	(3,777)
Net income (loss) attributable to the Company	(78,568)	120,940	172,882	103,371	219,150
Preferred dividends	(44,892)	(44,892)	(44,892)	(44,892)	(44,892)
Net income (loss) available to common shareholders	$(123,460)	$76,048	$127,990	$58,479	$174,258

Basic per share data attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$(0.72)	$0.44	$0.75	$0.34	$1.02
Net income (loss) attributable to common shareholders	$(0.72)	$0.44	$0.75	$0.34	$1.02
Weighted-average common shares outstanding	172,486	171,070	170,762	170,476	170,247

Diluted per share data attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$(0.72)	$0.44	$0.75	$0.34	$1.02
Net income (loss) attributable to common shareholders	$(0.72)	$0.44	$0.75	$0.34	$1.02
Weighted-average common and potential dilutive common shares outstanding	172,486	171,070	170,836	170,499	170,247

Amounts attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$(123,460)	$76,048	$127,990	$58,479	$174,212
Discontinued operations	—	—	—	—	46
Net income (loss) attributable to common shareholders	$(123,460)	$76,048	$127,990	$58,479	$174,258
Dividends declared per common share	$0.675	$0.995	$1.060	$1.060	$1.000

(1)
Please refer to Notes 4, 6 and 16 to the consolidated financial statements for a description of acquisitions, joint venture transactions and impairment charges that have impacted the comparability of the financial information presented.

	December 31,
	2018	2017	2016	2015	2014
BALANCE SHEET DATA:
Net investment in real estate assets	$4,785,526	$5,156,835	$5,520,539	$5,857,953	$5,947,175
Total assets	5,340,853	5,704,808	6,104,640	6,479,991	6,599,172
Mortgage and other indebtedness, net	4,043,180	4,230,845	4,465,294	4,710,628	4,683,333
Redeemable noncontrolling interests	3,575	8,835	17,996	25,330	37,559
Total shareholders' equity	964,137	1,140,004	1,228,714	1,284,970	1,406,552
Noncontrolling interests	68,028	96,474	112,138	114,629	143,376
Total equity	1,032,165	1,236,478	1,340,852	1,399,599	1,549,928

	Year Ended December 31,
	2018	2017	2016	2015	2014
OTHER DATA:
Cash flows provided by (used in):
Operating activities	$377,242	$430,397	$468,579	$495,015	$468,061
Investing activities	(27,469)	(75,812)	9,988	(265,306)	(239,735)
Financing activities	(360,433)	(351,482)	(485,074)	(236,246)	(260,768)
FFO allocable to Operating Partnership common unitholders (1)	339,803	434,613	538,198	481,068	545,514
FFO allocable to common shareholders	293,658	373,028	460,052	410,592	465,160

(1)
Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for the definition of FFO, which does not represent cash flows from operations as defined by accounting principles generally accepted in the United States of America ("GAAP") and is not necessarily indicative of the cash available to fund all cash requirements.  A reconciliation of net income (loss) attributable to common shareholders to FFO allocable to Operating Partnership common unitholders is presented on page 77.

ITEM 6. SELECTED FINANCIAL DATA (CBL & Associates Limited Partnership)
(In thousands, except per unit data)

	Year Ended December 31, (1)
	2018	2017	2016	2015	2014
Total revenues	$858,557	$927,252	$1,028,257	$1,055,018	$1,060,739
Total operating expenses	(774,835)	(694,690)	(774,629)	(777,434)	(685,596)
Total other income (expenses)	(182,951)	(73,580)	(58,097)	(158,569)	(122,164)
Income (loss) from continuing operations	(99,229)	158,982	195,531	119,015	252,979
Discontinued operations	—	—	—	—	54
Net income (loss)	(99,229)	158,982	195,531	119,015	253,033
Net (income) loss attributable to noncontrolling interests	973	(25,390)	(1,112)	(5,473)	(3,777)
Net income (loss) attributable to the Operating Partnership	(98,256)	133,592	194,419	113,542	249,256
Distributions to preferred unitholders	(44,892)	(44,892)	(44,892)	(44,892)	(44,892)
Net income (loss) available to common unitholders	$(143,148)	$88,700	$149,527	$68,650	$204,364

Basic per unit data attributable to common unitholders:
Income (loss) from continuing operations, net of preferred distributions	$(0.72)	$0.45	$0.75	$0.34	$1.02
Net income (loss) attributable to common unitholders	$(0.72)	$0.45	$0.75	$0.34	$1.02
Weighted-average common units outstanding	199,580	199,322	199,764	199,734	199,660

	Year Ended December 31, (1)
	2018	2017	2016	2015	2014
Diluted per unit data attributable to common unitholders:
Income (loss) from continuing operations, net of preferred distributions	$(0.72)	$0.45	$0.75	$0.34	$1.02
Net income (loss) attributable to common unitholders	$(0.72)	$0.45	$0.75	$0.34	$1.02
Weighted-average common and potential dilutive common units outstanding	199,580	199,322	199,838	199,757	199,660
Amounts attributable to common unitholders:
Income (loss) from continuing operations, net of preferred distributions	$(143,148)	$88,700	$149,527	$68,650	$204,318
Discontinued operations	—	—	—	—	46
Net income (loss) attributable to common unitholders	$(143,148)	$88,700	$149,527	$68,650	$204,364
Distributions per unit	$0.71	$1.03	$1.09	$1.09	$1.03

(1)
Please refer to Notes 4, 6 and 16 to the consolidated financial statements for a description of acquisitions, joint venture transactions and impairment charges that have impacted the comparability of the financial information presented.

	December 31,
	2018	2017	2016	2015	2014
BALANCE SHEET DATA:
Net investment in real estate assets	$4,785,526	$5,156,835	$5,520,539	$5,857,953	$5,947,175
Total assets	5,341,217	5,705,168	6,104,997	6,840,430	6,599,600
Mortgage and other indebtedness, net	4,043,180	4,230,845	4,465,294	4,710,628	4,683,333
Redeemable interests	3,575	8,835	17,996	25,330	37,559
Total partners' capital	1,020,347	1,227,067	1,329,076	1,395,162	1,541,533
Noncontrolling interests	12,111	9,701	12,103	4,876	8,908
Total capital	1,032,458	1,236,768	1,341,179	1,400,038	1,550,441

	Year Ended December 31,
	2018	2017	2016	2015	2014
OTHER DATA:
Cash flows provided by (used in):
Operating activities	$377,242	$430,405	$468,577	$495,022	$468,063
Investing activities	(27,469)	(75,812)	9,988	(265,306)	(239,735)
Financing activities	(360,433)	(351,482)	(485,075)	(236,246)	(260,768)
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

We conduct substantially all of our business through the Operating Partnership. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a VIE. See Item 1. Business for a description of the number of Properties owned and under development as of December 31, 2018.
We had a net loss for the year ended December 31, 2018 of $99.2 million as compared to net income of $159.0 million in the prior-year period, which was primarily due to a $103.1 million increase in non-cash impairment losses primarily related to four malls. Same-center NOI (see below) decreased 6.0% as compared to the prior-year period. Stabilized mall same-center sales per square foot increased to $377 for the current year from $375 for the prior-year period. Diluted earnings per share ("EPS") attributable to common shareholders was ($0.72) per diluted share for the year ended December 31, 2018 as compared to $0.44 per diluted share for the prior-year period. FFO, as adjusted, per diluted share (see below) decreased 16.8% for the year ended December 31, 2018 to $1.73 per diluted share as compared to $2.08 per diluted share in the prior-year period.
2018 was a challenging year for us as the bankruptcy filings of Bon-Ton and Sears contributed to over 40 announced anchor closures. The rent loss from these vacant anchors as well as other rent reductions and store closures related to bankrupt or struggling small shop tenants has significantly impacted our current income stream. In the long term, these closures provide us the opportunity to repurpose the space and provide more dynamic and vibrant uses, such as entertainment, dining and other non-apparel tenants, which attract today's consumers. In 2018, over 67% of our total new leasing was executed with non-apparel tenants.
Average leasing spreads for comparable space under 10,000 square feet in our stabilized malls were down 10.8% for leases signed in 2018, including a 12.5% decrease in renewal lease rates and a 1.7% decrease for new leases. Average annual base rents for our same-center malls pool also decreased to $25.02 as of December 31, 2018 compared to $26.22 for the prior-year period.
In addition to an active redevelopment program, we replaced our unsecured credit facilities and unsecured term loans with a new $1.185 billion secured facility with 16 banks that closed in January 2019, which provides us the flexibility to execute on our operational and redevelopment goals. See Liquidity and Capital Resources section for more information. We are optimistic that the strategies in place to redevelop our Properties and diversify our tenant mix will contribute to stabilization of our portfolio and revenues in future years.
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
Results of Operations
Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017
Properties that were in operation for the entire year during both 2018 and 2017 are referred to as the “2018 Comparable Properties.” Since January 1, 2017, we have opened one outlet center development, one self-storage facility and one community center as follows:

Property	Location	Date Opened
The Outlet Shoppes at Laredo (1)	Laredo, TX	April 2017
EastGate Mall - CubeSmart Self-storage (2)	Cincinnati, OH	September 2018
The Shoppes at Eagle Point (2)	Cookeville, TN	November 2018

(1)	The Outlet Shoppes at Laredo is a 65/35 joint venture.

(2)
A 50/50 joint venture that is accounted for using the equity method of accounting and is included in equity in earnings of unconsolidated affiliates in the accompanying consolidated statements of operations.

The Outlet Shoppes at Laredo is included in our operations on a consolidated basis and is referred to as the "2018 New Property."

Revenues

	Total for the Year Ended December 31,			Comparable Properties
	2018	2017	Change	Core	Non-core	New	Dispositions	Change
Minimum rents	$588,007	$624,161	$(36,154)	$(19,843)	$(2,157)	$740	$(14,894)	$(36,154)
Percentage rents	11,759	11,874	(115)	230	(46)	8	(307)	(115)
Other rents (1)	12,034	19,008	(6,974)	(6,429)	(344)	(34)	(167)	(6,974)
Tenant reimbursements (1)	217,313	254,552	(37,239)	(32,475)	(1,843)	856	(3,777)	(37,239)
	829,113	909,595	(80,482)	(58,517)	(4,390)	1,570	(19,145)	(80,482)

Management, development and leasing fees	10,542	11,982	(1,440)	(1,440)	—	—	—	(1,440)
Other (1)	18,902	5,675	13,227	13,571	225	(294)	(275)	13,227
Total revenues	$858,557	$927,252	$(68,695)	$(46,386)	$(4,165)	$1,276	$(19,420)	$(68,695)

(1)
In 2018, common area maintenance revenues from anchor-owned spaces and outparcels that are owned by others were reclassified from tenant reimbursements to other revenues as part of the adoption of ASC 606. Also, in conjunction with the adoption of ASC 606 in 2018, marketing revenues were reclassified from other rents to other revenues.

Minimum rents and tenant reimbursements from the Comparable Properties declined in 2018 primarily due to store closures and rent concessions for tenants with high occupancy cost levels, including tenants that declared bankruptcy in 2017 and 2018.
Our cost recovery ratio was 89.4% for 2018 compared to 97.7% for 2017. The decline was primarily driven by lower occupancy and the bankruptcy activity as noted above. The comparability of the ratio is also negatively impacted by the industry trend to move to gross leases.
The decrease in management, development and leasing fees of $1.4 million was primarily due to terminated contracts for three malls owned by third parties, which we had been managing, that were sold to new owners.
The increase in other revenues includes $6.3 million of marketing revenues, which upon the adoption of the new revenue guidance (see Note 3 to the condensed consolidated financial statements) were classified under other revenues. For 2017, these revenues were included in other rents in the condensed consolidated statements of operations. Also, $8.4 million of the increase relates to common area maintenance revenues from anchor-owned spaces and outparcels that are owned by others. For 2017, these revenues were classified as tenant reimbursements.
Operating Expenses

	Total for the Year Ended December 31,			Comparable Properties
	2018	2017	Change	Core	Non-core	New	Dispositions	Change
Property operating	$122,017	$128,030	$(6,013)	$(2,972)	$(103)	$907	$(3,845)	$(6,013)
Real estate taxes	82,291	83,917	(1,626)	(2,145)	647	793	(921)	(1,626)
Maintenance and repairs	48,304	48,606	(302)	1,335	20	63	(1,720)	(302)
Property operating expenses	252,612	260,553	(7,941)	(3,782)	564	1,763	(6,486)	(7,941)

Depreciation and amortization	285,401	299,090	(13,689)	(3,469)	(3,959)	1,603	(7,864)	(13,689)
General and administrative	61,506	58,466	3,040	3,102	1	(43)	(20)	3,040
Loss on impairment	174,529	71,401	103,128	101,000	(12,211)	—	14,339	103,128
Other	787	5,180	(4,393)	(4,393)	—	—	—	(4,393)
Total operating expenses	$774,835	$694,690	$80,145	$92,458	$(15,605)	$3,323	$(31)	$80,145
Property operating expenses of the Comparable Properties declined in 2018 primarily due to reductions in utilities, payroll, security and marketing expenses, which were partially offset by an increase in bad debt expense. Real estate taxes of the Comparable Properties declined primarily due to reduced property taxes at several Properties. These declines were partially offset by an increase in maintenance and repairs expense primarily due to an increase in snow removal and parking area expenses.
The $3.5 million decrease in depreciation and amortization expense of the Comparable Properties is primarily attributable to a decline of $6.9 million due to a higher level of write-offs of tenant improvements and in-place lease assets in the prior-year period related to store closures as a result of tenant bankruptcies, partially offset by an increase in depreciation expense related to capital expenditures for redevelopments and deferred maintenance.
General and administrative expenses increased $3.0 million as compared to the prior-year period primarily due to expense related to the retirement of our Chief Operating Officer and higher legal expenses.
During 2018, we recognized impairments of real estate of $174.5 million primarily to write down the book value of four malls and undeveloped land. See Note 16 to the consolidated financial statements for additional information on these impairments.
Other expenses decreased $4.4 million due to a reduction in abandoned projects expense.
Other Income and Expenses
Interest and other income increased $0.2 million in 2018 compared to the prior-year period primarily due to an increase in corporate interest income. In addition, insurance proceeds slightly increased due to claims resulting from properties impacted by Hurricane Florence.
Interest expense increased $1.4 million in 2018 compared to the prior-year period. The increase was primarily due to an additional $18.8 million in corporate-level interest expense related to an additional $225.0 million of senior unsecured notes that were issued in September 2017, as well as using our credit lines to retire higher-rate secured debt. This increase was partially offset by a decrease of $17.9 million in lower property-level interest expense related to the retirement of the higher-rate secured debt and property dispositions.
The income tax benefit of $1.6 million in 2018 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current tax provision of $1.3 million and a deferred tax benefit of $2.9 million. The income tax benefit of $1.9 million in 2017 consists of a current tax benefit of $6.4 million and a deferred tax provision of $4.5 million.
Equity in earnings of unconsolidated affiliates decreased by $8.3 million during 2018. The decrease is primarily attributable to a $1.0 million loss on impairment related to our 10% investment in an unconsolidated affiliate, as described in Note 6, and decreases in base rent, percentage rent and tenant reimbursements at several properties primarily due to store closures and rent concessions for tenants with high occupancy cost levels, including tenants in bankruptcy.
In 2018, we recognized $19.0 million of gain on sales of real estate assets including $7.5 million for the sale of four operating properties and $11.5 million related to the sale of 12 outparcels. In 2017, we recognized a $93.8 million gain on sales of real estate assets, which related to the sale of an outlet center and 12 outparcels
Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016
Properties that were in operation for the entire year during both 2017 and 2016 are referred to as the “2017 Comparable Properties.” Since January 1, 2016, we have opened one community center development and one outlet center development as follows:

Property	Location	Date Opened
Ambassador Town Center (1)	Lafayette, LA	April 2016
The Outlet Shoppes at Laredo (2)	Laredo, TX	April 2017

(1)
Ambassador Town Center is a 65/35 joint venture that is accounted for using the equity method of accounting and is included in equity in earnings of unconsolidated affiliates in the accompanying consolidated statements of operations.

(2)	The Outlet Shoppes at Laredo is a 65/35 joint venture.
The Outlet Shoppes at Laredo is referred to as the "2017 New Property" in the following discussion.

Revenues

	Total for the Year Ended December 31,			Comparable Properties
	2017	2016	Change	Core	Non-core	New	Dispositions	Change
Minimum rents	$624,161	$670,565	$(46,404)	$(11,395)	$(525)	$4,564	$(39,048)	$(46,404)
Percentage rents	11,874	17,803	(5,929)	(4,920)	48	—	(1,057)	(5,929)
Other rents	19,008	23,110	(4,102)	(2,752)	(68)	117	(1,399)	(4,102)
Tenant reimbursements	254,552	280,438	(25,886)	(9,806)	(307)	2,002	(17,775)	(25,886)
	909,595	991,916	(82,321)	(28,873)	(852)	6,683	(59,279)	(82,321)

Management, development and leasing fees	11,982	14,925	(2,943)	(2,943)	—	—	—	(2,943)
Other	5,675	21,416	(15,741)	(403)	(4)	1,042	(16,376)	(15,741)
Total revenues	$927,252	$1,028,257	$(101,005)	$(32,219)	$(856)	$7,725	$(75,655)	$(101,005)
The decrease in rental revenues of the 2017 Comparable Properties consists of a $26.2 million decrease related to our core Properties and a $3.5 million decrease attributable to non-core Properties. The decline in rental revenues and tenant reimbursements was primarily due to store closures and rental reductions related to tenants that filed bankruptcy as well as a decrease in percentage rents due to a decline in tenant sales.
Our cost recovery ratio was 97.7% for 2017 compared to 99.6% for 2016. The 2017 cost recovery ratio was lower due to a decline in tenant reimbursements as a result of store closures and rental reductions related to tenants that filed bankruptcy.
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
In the fourth quarter of 2016 the Company's interest in the subsidiary that provided security and maintenance services to third parties was purchased by its joint venture partner. The Company's exit from this joint venture drove the majority of the decrease in other revenues of $15.7 million. See Note 9 to the consolidated financial statements for more information.
Operating Expenses

	Total for the Year Ended December 31,			Comparable Properties
	2017	2016	Change	Core	Non-core	New	Dispositions	Change
Property operating	$128,030	$137,760	$(9,730)	$3,098	$105	$2,609	$(15,542)	$(9,730)
Real estate taxes	83,917	90,110	(6,193)	1,000	—	986	(8,179)	(6,193)
Maintenance and repairs	48,606	53,585	(4,979)	(621)	(101)	206	(4,463)	(4,979)
Property operating expenses	260,553	281,455	(20,902)	3,477	4	3,801	(28,184)	(20,902)

Depreciation and amortization	299,090	292,693	6,397	23,833	(275)	3,480	(20,641)	6,397
General and administrative	58,466	63,332	(4,866)	(4,886)	(1)	—	21	(4,866)
Loss on impairment	71,401	116,822	(45,421)	25,126	42,364	—	(112,911)	(45,421)
Other	5,180	20,326	(15,146)	5,124	—	—	(20,270)	(15,146)
Total operating expenses	$694,690	$774,628	$(79,938)	$52,674	$42,092	$7,281	$(181,985)	$(79,938)
The increase in property operating expenses attributable to the 2017 Comparable Properties was primarily due to increases in real estate taxes and bad debt expense, partially offset by a decrease in snow removal costs.

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
During 2017, we recognized impairments of real estate of $71.4 million primarily to write down the book value of two malls. During 2016, we recorded impairments of real estate of $116.8 million to write down the book value of nine malls, an associated center, a community center, three office buildings and three outparcels. See Note 16 to the consolidated financial statements for additional information on these impairments.
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
During 2017, we recorded a $30.9 million gain on extinguishment of debt which primarily consisted of a $39.8 million gain related to the conveyance of three malls to the respective lenders in satisfaction of the non-recourse debt secured by the properties. This was partially offset by an $8.9 million loss related to prepayment fees for the early retirement of debt on mortgage loans secured by two malls. See Note 5 and Note 7 to the consolidated financial statements for more information.
During 2017, we recognized a $6.2 million loss on investment related to the disposition of our 25% interest in an unconsolidated joint venture. See Note 6 to the consolidated financial statements for additional information. In 2016, we recognized a gain on investments of $7.5 million which consisted of a $10.1 million gain from the redemption of our remaining investment in a Chinese real estate company, partially offset by a $2.6 million loss attributable to the divestiture of our subsidiary that provided maintenance and security services to third parties.
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
We include a Property in our same-center pool when we have owned all or a portion of the Property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year ended December 31, 2017 and the current year ended December 31, 2018. New Properties are excluded from same-center NOI, until they meet this criteria. Properties excluded from the same-center pool, which would otherwise meet this criteria, are Properties that are being repositioned or Properties where we are considering alternatives for repositioning, where we intend to renegotiate the terms of the debt secured by the related Property or return the Property to the lender. Acadiana Mall, Cary Town Center and Triangle Town Center were classified as Lender Malls as of December 31, 2018. As of December 31, 2018, Hickory Point Mall was classified as a Repositioning Mall.
Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net income (loss) for the years ended December 31, 2018 and 2017 is as follows (in thousands):

	Year Ended December 31,
	2018	2017
Net income (loss)	$(99,229)	$158,982
Adjustments: (1)
Depreciation and amortization	318,658	328,237
Interest expense	237,892	236,701
Abandoned projects expense	787	5,180
Gain on sales of real estate assets, net of noncontrolling interests' share	(20,608)	(67,354)
Gain on extinguishment of debt, net of noncontrolling interests' share	—	(33,902)
Loss on investment	—	6,197
Loss on impairment	174,529	71,401
Income tax benefit	(1,551)	(1,933)
Lease termination fees	(10,105)	(4,036)
Straight-line rent and above- and below-market rent	3,387	(4,396)
Net (income) loss attributable to noncontrolling interests in other consolidated subsidiaries	973	(25,390)
General and administrative expenses	61,506	58,466
Management fees and non-property level revenues	(14,143)	(14,115)
Operating Partnership's share of property NOI	652,096	714,038

	Year Ended December 31,
	2018	2017
Non-comparable NOI	(26,582)	(48,420)
Total same-center NOI	$625,514	$665,618

(1)
Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated Properties.

Same-center NOI decreased $40.1 million for the year ended December 31, 2018 compared to 2017. The NOI decline of 6.0% for 2018 was driven by revenue declines of $41.7 million, primarily driven by a $40.7 million decline in minimum rents and tenant reimbursements due to lost rent related to retailer bankruptcies and rent reductions for certain struggling retailers. Other rents and other income declined $1.3 million during the period while percentage rents increased $0.3 million. Negative leasing spreads of 10.8% for our Stabilized Mall portfolio contributed to the decline in rents. Additionally, average annual base rents for our same-center Malls were relatively flat at $32.59 as of December 31, 2018 compared to $32.52 in 2017. Operating expenses decreased $1.8 million for the year ended December 31, 2018 as compared to 2017. The decrease was primarily due to decreases of $2.5 million in property operating expense and $2.1 million in real estate tax expense which were partially offset by an increase of $2.8 million in maintenance and repairs expense.
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

Mall Store Sales
Mall store sales include reporting mall tenants of 10,000 square feet or less for Stabilized Malls and exclude license agreements, which are retail contracts that are temporary or short-term in nature and generally last more than three months but less than twelve months. The following is a comparison of our same-center sales per square foot for Mall tenants of 10,000 square feet or less:

	Year Ended December 31,
	2018	2017	% Change
Stabilized mall same-center sales per square foot	$377	$375	0.5%
Stabilized mall sales per square foot	$377	$372	1.3%

Occupancy
Our portfolio occupancy is summarized in the following table (1):

	As of December 31,
	2018	2017
Total portfolio	93.1%	93.2%
Malls:
Total Mall portfolio	91.8%	92.0%
Same-center Malls	92.1%	92.2%
Stabilized Malls	92.1%	92.1%
Non-stabilized Malls (2)	76.7%	88.4%
Other Properties:	97.4%	97.4%
Associated centers	97.4%	97.9%
Community centers	97.2%	96.8%

(1)	As noted in Item 2. Properties, excluded Properties are not included in occupancy metrics.

(2)	Represents occupancy for The Outlet Shoppes at Laredo as of December 31, 2018 and occupancy for The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Atlanta as of December 31, 2017.
Bankruptcy-related store closures impacted fourth quarter occupancy by approximately 70 basis points or 128,000 square feet. Occupancy for 2019 will be impacted by the recent bankruptcy filings of Gymboree, Charlotte Russe, Things Remembered and Payless ShoeSource. The impact of estimated closures related to these filings include approximately 137 stores or 377,000 square feet in total. Lost gross annual rent from these closures is estimated to be approximately $12.7 million, with an additional $5.5 million of gross annual rent at risk if the 29 remaining Charlotte Russe stores in our portfolio are closed should the company liquidate rather than reorganize. We are working to find replacement tenants for these locations.
Leasing
The following is a summary of the total square feet of leases signed in the year ended December 31, 2018 as compared to the prior-year period:

	Year Ended December 31,
	2018	2017
Operating portfolio:
New leases	1,131,057	1,105,529
Renewal leases	2,627,560	2,389,216
Development portfolio:
New leases	441,594	379,661
Total leased	4,200,211	3,874,406
Average annual base rents per square foot are computed based on contractual rents in effect as of December 31, 2018 and 2017, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each Property type (1):

	December 31,
	2018	2017
Malls:
Same-center Stabilized Malls	$32.59	$32.52
Stabilized Malls	32.59	32.56
Non-stabilized Malls (2)	25.02	26.22

	December 31,
	2018	2017
Other Properties:	15.29	15.09
Associated centers	13.82	13.85
Community centers	16.72	15.79
Office buildings	17.22	19.11

(1)
As noted in Item 2. Properties, excluded Properties are not included in base rent. Average base rents for associated centers, community centers and office buildings include all leased space, regardless of size.

(2)
Represents average annual base rents for The Outlet Shoppes at Laredo as of December 31, 2018 and average annual base rents for The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Laredo as of December 31, 2017.

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the year ended December 31, 2018 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (2)	% Change Average
All Property Types (1)	2,269,270	$39.87	$35.19	(11.7)%	$35.72	(10.4)%
Stabilized Malls	2,174,298	40.46	35.57	(12.1)%	36.10	(10.8)%
New leases	310,858	45.28	42.14	(6.9)%	44.52	(1.7)%
Renewal leases	1,863,440	39.65	34.48	(13.0)%	34.70	(12.5)%

(1)	Includes Stabilized Malls, associated centers, community centers and other.

(2)	Average gross rent does not incorporate allowable future increases for recoverable CAM expenses.
New and renewal leasing activity of comparable small shop space of less than 10,000 square feet for the year ended December 31, 2018 based on commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2018:
New	134	331,512	7.11	$40.29	$42.38	$41.70	$(1.41)	(3.4)%	$0.68	1.6%
Renewal	524	1,579,158	2.84	34.21	34.63	40.45	(6.24)	(15.4)%	(5.82)	(14.4)%
Commencement 2018 Total	658	1,910,670	3.71	35.27	35.97	40.67	(5.40)	(13.3)%	(4.70)	(11.6)%

Commencement 2019:
New	28	73,396	7.88	39.74	42.03	42.03	(2.29)	(5.4)%	$—	—%
Renewal	210	772,318	2.84	28.48	28.68	32.49	(4.01)	(12.3)%	(3.81)	(11.7)%
Commencement 2019 Total	238	845,714	3.43	29.45	29.83	33.32	(3.87)	(11.6)%	(3.49)	(10.5)%

Total 2018/2019	896	2,756,384	3.63	$33.48	$34.09	$38.41	$(4.93)	(12.8)%	$(4.32)	(11.2)%

Negative lease spreads are expected to continue in the near term. However, we are optimistic that the 2018 positive sales trends will lead to improved lease negotiations as the year progresses. We continue to work on the diversification of our tenant mix and have executed over 67% of new leasing with non-apparel tenants in 2018. We are currently under construction, have executed agreements or are in active negotiations with a variety of uses including dining, entertainment, hotels, multi-family and other non-retail users.

Liquidity and Capital Resources
In January 2019, we closed on our new secured $1.185 billion bank facility which recast our existing lines of credit and term loans. This financing achieved a number of important goals for us including the elimination of a large facility fee, simplification of our covenants to align with the covenants on our senior unsecured notes, and addressing all our unsecured debt maturities through July 2023. The new facility consists of a $685 million secured line of credit and a $500 million secured term loan. At closing, we utilized our new line of credit to reduce the principal balance on our unsecured term loans from $695 million to $500 million. The principal balance on the term loan will be reduced by $35 million per year in quarterly installments. The facility matures in July 2023 and bears interest at a variable rate of LIBOR plus 225 basis points. The annual facility fee, to be paid quarterly, ranges from 0.25% to 0.35%, based on the unused capacity of the line of credit. The facility is secured by a portfolio of the Company's Properties consisting of 17 Malls and 3 Associated Centers and contains customary provisions upon which the Properties may be released from the collateral securing the facility. We have included pro forma covenants, as well as pro forma metrics on the unencumbered pool, in the debt section that follows.
Additionally in January 2019, we completed the sale of Cary Towne Center and the transfer of Acadiana Mall and expect to recognize an aggregate gain on extinguishment of the related $163.5 million in debt of approximately $73.6 million in the first quarter of 2019. Our total pro rata share of debt as of December 31, 2018 was $4.7 billion, a reduction of approximately $105 million from year-end 2017. We expect to use excess cash flow and proceeds from dispositions to continue to reduce the balance over time.
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
Cash Flows - Operating, Investing and Financing Activities
There was $57.5 million of cash, cash equivalents and restricted cash as of December 31, 2018, a decrease of $10.7 million from December 31, 2017. Of this amount, $25.1 million was unrestricted cash as of December 31, 2018. Our net cash flows are summarized as follows (in thousands):

	Year Ended December 31,			Year Ended December 31,
	2018	2017	Change	2017	2016	Change
Net cash provided by operating activities	$377,242	$430,397	$(53,155)	$430,397	$468,579	$(38,182)
Net cash provided by (used in) investing activities	(27,469)	(75,812)	48,343	(75,812)	9,988	(85,800)
Net cash used in financing activities	(360,433)	(351,482)	(8,951)	(351,482)	(485,074)	133,592
Net cash flows	$(10,660)	$3,103	$(13,763)	$3,103	$(6,507)	$9,610
Cash Provided by Operating Activities

•
Cash provided by operating activities during 2018 decreased $53.2 million to $377.2 million from $430.4 million during 2017. The decrease in operating cash flows was primarily due to 2018 and 2017 asset sales, the impact of lost rent due to bankruptcies and rent reductions and anchor store closures.

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

Cash Provided by (Used in) Investing Activities

•
Cash used in investing activities during 2018 was $27.5 million, representing a $48.3 million difference as compared to cash used by investing activities of $75.8 million in the prior-year period. The cash outflow for 2018 was primarily related to redevelopment expenditures as we continue to transform our properties by adding new retailers and new uses. These expenditures were partially offset by proceeds from the sales of four properties and 12 outparcels. The difference in cash used by investing activities during 2018 as compared to 2017 primarily relates to the acquisition of several Macy's and Sears locations in 2017.

•
Cash used in investing activities during 2017 was $75.8 million, representing an $85.8 million difference as compared to cash provided by investing activities of $10.0 million in the prior-year period. The change in 2017 was due to the 2017 acquisition of several Macy's and Sears locations combined with the effect of a much higher level of net proceeds from sales of consolidated and unconsolidated Properties during 2016.

Cash Used in Financing Activities

•
Cash flows used in financing activities during 2018 was $360.4 million as compared to $351.5 million in the prior-year period. The cash outflow in 2018 reflects a decrease in borrowings due to proceeds from sales of properties being used to reduce existing debt, which was partially offset by the reduction in the common stock dividend from $0.265 per share to $0.200 per share for each quarter of 2018 as compared to the corresponding quarters of 2017.

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
CBL is a limited guarantor of the Notes, as described in Note 7 to the consolidated financial statements, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. We also provide a similar limited guarantee of the Operating Partnership's obligations with respect to our unsecured credit facilities and three unsecured term loans as of December 31, 2018.
Debt of the Operating Partnership
The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated Properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

December 31, 2018:	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating Properties	$1,783,097	$(94,361)	$540,068	$2,228,804	5.01%
Recourse loans on operating Properties	—	—	10,605	10,605	3.74%
Senior unsecured notes due 2023 (2)	447,423	—	—	447,423	5.25%
Senior unsecured notes due 2024 (3)	299,953	—	—	299,953	4.60%
Senior unsecured notes due 2026 (4)	616,635	—	—	616,635	5.95%
Total fixed-rate debt	3,147,108	(94,361)	550,673	3,603,420	5.16%

December 31, 2018:	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
Variable-rate debt:
Recourse loans on operating Properties	68,607	—	96,012	164,619	4.91%
Construction loans	8,172	—	3,892	12,064	5.20%
Unsecured lines of credit (5)	183,972	—	—	183,972	3.90%
Unsecured term loans (5) (6)	695,000	—	—	695,000	4.21%
Total variable-rate debt	955,751	—	99,904	1,055,655	4.28%
Total fixed-rate and variable-rate debt	4,102,859	(94,361)	650,577	4,659,075	4.96%
Unamortized deferred financing costs	(15,963)	804	(2,687)	(17,846)
Liabilities related to assets held for sale (7)	(43,716)	—	—	(43,716)
Total mortgage and other indebtedness, net	$4,043,180	$(93,557)	$647,890	$4,597,513

December 31, 2017:	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating Properties	$1,796,203	$(77,155)	$521,731	$2,240,779	5.06%
Recourse term loans on operating Properties	—	—	11,035	11,035	3.74%
Senior unsecured notes due 2023 (2)	446,976	—	—	446,976	5.25%
Senior unsecured notes due 2024 (3)	299,946	—	—	299,946	4.60%
Senior unsecured notes due 2026 (4)	615,848	—	—	615,848	5.95%
Total fixed-rate debt	3,158,973	(77,155)	532,766	3,614,584	5.19%
Variable-rate debt:
Non-recourse loans on operating Properties	10,836	(5,418)	—	5,418	3.37%
Recourse loans on operating Properties	101,187	—	58,478	159,665	3.77%
Construction loan	—	—	5,977	5,977	4.28%
Unsecured lines of credit	93,787	—	—	93,787	2.56%
Unsecured term loans	885,000	—	—	885,000	2.81%
Total variable-rate debt	1,090,810	(5,418)	64,455	1,149,847	2.93%
Total fixed-rate and variable-rate debt	4,249,783	(82,573)	597,221	4,764,431	4.65%
Unamortized deferred financing costs	(18,938)	687	(2,441)	(20,692)
Total mortgage and other indebtedness, net	$4,230,845	$(81,886)	$594,780	$4,743,739

(1)	Weighted-average interest rate includes the effect of debt premiums and discounts, but excludes amortization of deferred financing costs.

(2)	The balance is net of an unamortized discount of $2,577 and $3,024, as of December 31, 2018 and 2017, respectively.

(3)	The balance is net of an unamortized discount of $47 and $54, as of December 31, 2018 and 2017, respectively.

(4)	The balance is net of an unamortized discount of $8,365 and $9,152 as of December 31, 2018 and 2017, respectively.

(5)	We replaced our unsecured lines of credit and unsecured terms loans subsequent to December 31, 2018 with a new secured senior credit facility as described below.

(6)	We retired $190,000 of an unsecured term loan in July 2018. See Note 7 to the consolidated financial statements for additional information.

(7)
Represents a $43,716 non-recourse mortgage loan secured by Cary Towne Center that was classified on the consolidated balance sheet as liabilities related to assets held for sale. See Note 20 to the accompanying consolidated financial statements for more information.

The following table presents our pro rata share of consolidated and unconsolidated debt as of December 31, 2018, excluding debt premiums and discounts, that is scheduled to mature in 2019 (in thousands):

	Balance		Extended Maturity Date
Consolidated Properties:
Greenbrier Mall	$68,101		December 2020
Hickory Point Mall	27,446
Honey Creek Mall	24,027	(1)
Volusia Mall	41,332	(1)
The Outlet Shoppes at Atlanta - Phase II	4,575	(2)
The Outlet Shoppes at Laredo	54,550		May 2021
	220,031

Operating Partnership debt:
$100,000 unsecured credit facility	51,896	(3)	October 2020
$350,000 unsecured term loan	350,000	(3)
	401,896

Total 2019 Maturities at pro rata share	$621,927

(1)	These loans are cross-collateralized. We are in discussions with the lender to restructure this debt.

(2)	We expect to refinance the loan secured by this Property.

(3)
Subsequent to December 31, 2018, our unsecured credit facilities and unsecured term loans were replaced with a new secured bank facility. See below and Note 20 to the consolidated financial statements for more information.

As of December 31, 2018, $622.0 million of our pro rata share of consolidated and unconsolidated debt, excluding debt premiums and discounts, was scheduled to mature during 2019. Subsequent to December 31, 2018, our unsecured credit facilities and unsecured term loans were recast with a new secured facility as noted above. Of the $220.0 million of 2019 maturities, two operating property loans aggregating to $122.7 million have extension options available leaving a remaining balance of $97.3 million that must be either retired or refinanced.
In addition, $177.4 million of our pro rata share of consolidated and unconsolidated debt was related to three operating Property loans, which matured in 2017 and 2018. Acadiana Mall, which secured the $119.8 million non-recourse loan, was transferred to the lender through a deed-in-lieu of foreclosure in January 2019. The lender received the January 2019 sales proceeds related to Cary Towne Center, in satisfaction of the $43.7 million loan secured by the property, which was in default. Our pro rata share of the $13.9 million non-recourse loan secured by an unconsolidated affiliate is in default.
The weighted-average remaining term of our total share of consolidated and unconsolidated debt was 4.0 years and 4.6 years at December 31, 2018 and 2017, respectively. The weighted-average remaining term of our pro rata share of fixed-rate debt was 4.8 years and 5.4 years at December 31, 2018 and 2017, respectively.
As of December 31, 2018 and 2017, our pro rata share of consolidated and unconsolidated variable-rate debt represented 22.8% and 24.2%, respectively, of our total pro rata share of debt. The decrease is primarily due to the retirement of the $190.0 million portion of our unsecured term loan, due in July 2018. As of December 31, 2018, our share of consolidated and unconsolidated variable-rate debt represented 18.6% of our total market capitalization (see Equity below) as compared to 17.6% as of December 31, 2017.
See Note 7 to the consolidated financial statements for additional information concerning the amount and terms of our outstanding indebtedness as of December 31, 2018.

Credit Ratings
We had the following credit ratings as of December 31, 2018:

Rating Agency	Rating (1)	Outlook	Investment Grade
Fitch	BB-	Negative	No
Moody's	Ba1	Negative	No
S&P	BB+	Negative	No

(1)	Based on the Operating Partnership's unsecured long-term indebtedness.
We made a one-time irrevocable election to use our credit ratings, as defined above, to determine the interest rate on our three unsecured credit facilities and two unsecured term loans. Borrowings under our three unsecured credit facilities bore interest at LIBOR plus 155 basis points and our unsecured term loans bore interest at LIBOR plus 175 and 200 basis points, respectively, based on the credit ratings noted above. Our facility fee was 0.30% of the total capacity of each facility based on the credit ratings described above. Changes in our credit ratings may also impact terms and conditions of future borrowings in addition to adversely affecting our ability to access the public debt markets.
As noted below, the interest rate on our new secured $1.185 billion bank facility, which replaced our unsecured lines or credit and unsecured term loans in January 2019, is not dependent on our credit ratings. See below for more information.
Senior Secured Credit Facility
In January 2019, we entered into a new $1.185 billion senior secured credit facility, which includes a fully-funded $500.0 million term loan and a revolving line of credit with a borrowing capacity of $685.0 million. The senior secured credit facility replaces all of our prior unsecured bank facilities, which included three unsecured term loans with an aggregate balance of $695.0 million and three unsecured revolving lines of credit with an aggregate capacity of $1.1 billion. At closing, we used the line of credit to reduce the principal balance of the unsecured term loans from $695.0 million to $500.0 million. After this utilization and other borrowings, the new line of credit had an outstanding balance of $419.8 million, with total availability of $265.2 million at closing. The senior secured facility matures in July 2023 and bears interest at a variable rate of LIBOR plus 225 basis points. We are required to pay an annual facility fee, to be paid quarterly, which ranges from 0.25% to 0.35%, based on the unused capacity of the line of credit. The principal balance on the term loan will be reduced by $35.0 million per year, paid in quarterly installments.
The senior secured credit facility is secured by a portfolio of the Company’s Properties consisting of seventeen malls and three associated centers. The facility contains customary provisions upon which the Properties may be released from the collateral securing the Facility. The senior secured credit facility contains, among other restrictions, various restrictive covenants that are defined and computed on the same basis as the covenants required under the Notes. Such covenants relate to the Operating Partnership's and the Company's aggregate unsecured debt, aggregate secured debt, maintenance of unencumbered assets and debt service coverage. The Credit Agreement for the senior secured credit facility contains default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods). Any default (i) in the payment of any recourse indebtedness greater than or equal to $50.0 million (for the Company's ownership share), or any non-recourse indebtedness greater than or equal to $150.0 million (for the Company's ownership share) or (ii) that results in the acceleration of the maturity of recourse indebtedness greater than or equal to $50.0 million (for the Company's ownership share), or any non-recourse indebtedness greater than or equal to $150.0 million (for the Company's ownership share) of the Company or the Operating Partnership will constitute an event of default under the Credit Agreement. At all times during the term of the Credit Agreement, there shall be no fewer than ten Borrowing Base Properties (as defined in the Credit Agreement) which have an aggregate occupancy rate of not less than 80% on a quarterly basis. In addition, at all times the Company shall be required to maintain a minimum debt yield of 10% for the Borrowing Base Properties based on the outstanding balance of the facility. The Credit Agreement provides that, upon the occurrence and continuation of an event of default, payment of all amounts outstanding under the facility may be accelerated and the lenders' commitments may be terminated. The Company is a limited guarantor of the Operating Partnership's obligations under the terms of the new Credit Agreement.

Senior Unsecured Notes
The table below presents the Company's compliance with key covenant ratios, as defined, of the Notes as of December 31, 2018. Additionally, the table presents the covenant ratios on a pro forma basis after giving effect to the Company's new secured credit facility that closed in January 2019, the transfer of Acadiana Mall in January 2019, the sale of Cary Towne Center in January 2019 and the extinguishment of the debt that was secured by these two properties.

	Required		Actual	Pro Forma
Total debt to total assets	< 60%		53%	53%
Secured debt to total assets	<40%	(1)	24%	35%
Total unencumbered assets to unsecured debt	>150%		212%	198%
Consolidated income available for debt service to annual debt service charge	> 1.5x		2.5x	2.5x

(1)
Secured debt to total assets must be less than 40% for the 2026 Notes. Secured debt to total assets must be less than 45% for the 2023 Notes and the 2024 Notes until January 1, 2020, after which the required ratio will be reduced to 40%.

Subject to the need to maintain compliance with all applicable debt covenants, the Operating Partnership, or any affiliate of the Operating Partnership, may at any time, or from time to time, repurchase outstanding Notes in the open market or otherwise. Such Notes may, at the option of the Operating Partnership or the relevant affiliate of the Operating Partnership, be held, resold or surrendered to the Trustee for cancellation.
Unencumbered Consolidated Portfolio Statistics

	Sales Per Square Foot for the Year Ended (1) (2)		Occupancy (2)		% of Consolidated Unencumbered NOI for the Year Ended 12/31/18 (3)
	12/31/18	12/31/17	12/31/18	12/31/17
Unencumbered consolidated Properties:
Tier 1 Malls	$407	$394	96.5%	95.1%	21.1%
Tier 2 Malls	339	347	90.4%	91.2%	49.8%
Tier 3 Malls	281	293	92.6%	91.5%	17.8%
Total Malls	337	342	91.9%	91.9%	88.7%

Total Associated Centers	N/A	N/A	97.1%	97.3%	7.4%

Total Community Centers	N/A	N/A	98.1%	98.3%	2.8%

Total Office Buildings & Other	N/A	N/A	98.3%	94.2%	1.1%

Total Unencumbered Consolidated Portfolio	$337	$342	93.5%	93.4%	100.0%

(1)	Represents same-center sales per square foot for mall tenants 10,000 square feet or less for stabilized malls.

(2)	Operating metrics are included for unencumbered consolidated operating properties and do not include sales or occupancy of unencumbered parcels.

(3)	Our consolidated unencumbered properties generated approximately 58.2% of total consolidated NOI of $565,516,906 (which excludes NOI related to dispositions) for the year ended December 31, 2018.

Pro Forma Unencumbered Consolidated Portfolio Statistics (1)

	Sales Per Square Foot for the Year Ended (2) (3)		Occupancy (3)		% of Consolidated Unencumbered NOI for the Year Ended 12/31/18 (4)
	12/31/18	12/31/17	12/31/18	12/31/17
Unencumbered consolidated Properties:
Tier 1 Malls	N/A	N/A	N/A	N/A	6.6%	(5)
Tier 2 Malls	$336	$341	88.4%	89.0%	43.6%
Tier 3 Malls	276	286	91.8%	90.4%	29.2%
Total Malls	311	318	90.0%	89.6%	79.4%

Total Associated Centers	N/A	N/A	97.4%	97.0%	13.3%

Total Community Centers	N/A	N/A	98.1%	98.3%	5.8%

Total Office Buildings & Other	N/A	N/A	97.5%	93.1%	1.5%

Total Unencumbered Consolidated Portfolio	$311	$318	93.3%	92.9%	100.0%

(1)	Reflects unencumbered portfolio statistics after giving effect to the Company's new secured credit facility that closed in January 2019.

(2)	Represents same-center sales per square foot for mall tenants 10,000 square feet or less for stabilized malls.

(3)	Operating metrics are included for unencumbered consolidated operating Properties and do not include sales or occupancy of unencumbered parcels.

(4)	Our consolidated unencumbered Properties generated approximately 28.4% of total consolidated NOI of $565,516,906 (which excludes NOI related to dispositions) for the year ended December 31, 2018.

(5)	NOI is derived from unencumbered portions of Tier 1 Properties, including outparcels and anchors, that are otherwise secured by a loan.

Mortgages on Operating Properties
2018 Financings
The following table presents loans, secured by the related Properties, that were entered into in 2018 (in thousands):

Date	Property	Consolidated/ Unconsolidated Property	Stated Interest Rate	Maturity Date	Amount Financed or Extended	Company's Pro Rata Share
April	CoolSprings Galleria (1)	Unconsolidated	4.84%	May 2028	$155,000	$77,500
May	Hammock Landing - Phase I (2)	Unconsolidated	LIBOR + 2.25%	February 2021	41,997	20,999
May	Hammock Landing - Phase II (2)	Unconsolidated	LIBOR + 2.25%	February 2021	16,217	8,109
May	The Pavilion at Port Orange (2)	Unconsolidated	LIBOR + 2.25%	February 2021	56,738	28,369
August	Hickory Point Mall (3)	Consolidated	5.85%	December 2019	27,446	27,446
September	The Outlet Shoppes at El Paso (4)	Consolidated	5.10%	October 2028	75,000	56,250

(1)
CBL/T-C, LLC, a 50/50 joint venture, closed on a non-recourse loan. Proceeds from the loan were used to retire a $97,732 loan, which was due to mature in June 2018. See 2018 Loan Repayment below for more information. Our share of excess proceeds were used to reduce outstanding balances on our credit facilities.

(2)
The loans were amended to extend maturity dates to February 2021. Each loan has two one-year extension options for an outside maturity date of February 2023. The interest rate increased from a variable rate of LIBOR plus 2.0%. The Operating Partnership's guaranty also increased to 50%. See Note 15 for more information.

(3)	We exercised the extension option under the mortgage loan.

(4)	We own the property in a 75/25 consolidated joint venture. A portion of the proceeds from the non-recourse loan was used to retire a recourse loan secured by Phase II of The Outlet Shoppes at El Paso.

2017 Financings
The following table presents loans, secured by the related Properties, that were entered into in 2017 (in thousands):

Date	Property	Consolidated/ Unconsolidated Property	Stated Interest Rate	Maturity Date	Amount Extended	Company's Pro Rata Share
March	Statesboro Crossing (1)	Consolidated	LIBOR + 1.8%	June 2018	$10,930	$5,465
August	Ambassador Town Center - Infrastructure (2)	Unconsolidated	LIBOR + 2.0%	August 2020	11,035	7,173

(1)	We exercised the extension option under the mortgage loan.

(2)
The loan was amended and modified to extend the maturity date. The Operating Partnership has guaranteed 100% of the loan. See Note 15 to the consolidated financial statements for information on the Operating Partnership's guaranty. The joint venture has an interest rate swap on the notional amount of the loan, amortizing to $9,360 over the term of the swap, to effectively fix the interest rate to 3.74%.

2018 Loan Repayments
We repaid the following loans, secured by the related Properties, in 2018 (in thousands):

Date	Property	Consolidated/ Unconsolidated Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
January	Kirkwood Mall	Consolidated	5.75%	April 2018	$37,295
April	CoolSprings Galleria (2)	Unconsolidated	6.98%	June 2018	97,732
August	Statesboro Crossing (3)	Consolidated	4.24%	June 2019	10,753
September	The Outlet Shoppes at El Paso - Phase II (4)	Consolidated	4.73%	December 2018	6,525

(1)	We retired the loans with borrowings from our credit facilities unless otherwise noted.

(2)	The loan secured by the Property was retired using a portion of the net proceeds from a $155,000 fixed-rate loan. See 2018 Financings above for more information.

(3)	The loan was retired in conjunction with the sale of the Property that secured the loan. See Note 5 for more information.

(4)	The loan secured by the Property was retired when the joint venture closed on a new loan in September 2018 as described above.
2017 Loan Repayments
We repaid the following loans, secured by the related Properties, in 2017 (in thousands):

Date	Property	Consolidated/ Unconsolidated Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
January	The Plaza at Fayette	Consolidated	5.67%	April 2017	$37,146
January	The Shoppes at St. Clair	Consolidated	5.67%	April 2017	18,827
February	Hamilton Corner	Consolidated	5.67%	April 2017	14,227
March	Layton Hills Mall	Consolidated	5.66%	April 2017	89,526
April	The Outlet Shoppes at Oklahoma City (2)	Consolidated	5.73%	January 2022	53,386
April	The Outlet Shoppes at Oklahoma City - Phase II (2)	Consolidated	3.53%	April 2019	5,545
April	The Outlet Shoppes at Oklahoma City - Phase III (2)	Consolidated	3.53%	April 2019	2,704
July	Gulf Coast Town Center - Phase III (3)	Unconsolidated	3.13%	July 2017	4,118
September	Hanes Mall (4)	Consolidated	6.99%	October 2018	144,325
September	The Outlet Shoppes at El Paso	Consolidated	7.06%	December 2017	61,561

(1)	We retired the loans with borrowings from our credit facilities unless otherwise noted.

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

(4)	We recorded a $371 loss on extinguishment of debt due to a prepayment fee on the early retirement.
Construction Loans
2018 Financings
The following table presents the construction loans, secured by the related Properties, that were entered into in 2018 (in thousands):

Date	Property	Consolidated/ Unconsolidated Property	Stated Interest Rate	Maturity Date (1)	Total Borrowing Capacity
April	Self-storage development - Mid Rivers Mall (2)	Unconsolidated	LIBOR + 2.75%	April 2023	$5,987
October	Brookfield Square Anchor Redevelopment (3)	Consolidated	LIBOR + 2.9%	October 2021	29,400

(1)	Excludes any extension options.

(2)
Self Storage at Mid Rivers, LLC, a 50/50 joint venture, closed on a construction loan with a total borrowing capacity of up to $5,987 for the development of a climate controlled self-storage facility adjacent to Mid Rivers Mall in St. Peters, MO. The Operating Partnership has guaranteed 100% of the loan. See Note 15 for more information.

(3)	The loan has a one-year extension option for an outside maturity of October 2022.
2017 Financings
The following table presents the construction loans, secured by the related Properties, that were entered into in 2017 (in thousands):

Date	Property	Consolidated/ Unconsolidated Property	Stated Interest Rate	Maturity Date (1)	Total Borrowing Capacity
October	The Shoppes at Eagle Point (2)	Unconsolidated	LIBOR + 2.75%	October 2020	$36,400
December	Self-storage development - EastGate Mall (3)	Unconsolidated	LIBOR + 2.75%	December 2022	6,500

(1)	Excludes any extension options.

(2)
The Shoppes at Eagle Point, LLC closed on a construction loan for the development of the property, a community center located in Cookeville, TN. The Operating Partnership has guaranteed 100% of the loan. The loan has one two-year extension option available at the unconsolidated affiliate's election, subject to compliance with the terms of the loan. The interest rate will be reduced to a variable-rate of LIBOR plus 2.35% once construction is complete and certain debt and operational metrics are met.

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
In conjunction with the divestiture of our interests in a consolidated joint venture, we were relieved of our funding obligation related to the loan secured by vacant land owned by the joint venture, which had a principal balance of $2.5 million upon the disposition of our interests in 2017. See Note 13 and Note 16 to the consolidated financial statements for more information.
Equity
At-The-Market Equity Program
We have not sold any shares under the ATM program since 2013. See Note 8 to the consolidated financial statements for a description of our ATM program.
Preferred Stock / Preferred Units
Our authorized preferred stock consists of 15,000,000 shares at $0.01 par value per share. The Operating Partnership issues an equivalent number of preferred units to CBL in exchange for the contribution of the proceeds from CBL to the Operating Partnership when CBL issues preferred stock. The preferred units generally have the same terms and economic characteristics as the corresponding series of preferred stock. See Note 8 to the consolidated financial statements for a description of our cumulative redeemable preferred stock.
Dividends - CBL
CBL paid first, second and third quarter 2018 cash dividends on its common stock of $0.200 per share on April 17th, July 16th and October 16, 2018, respectively. On October 29, 2018, CBL's Board of Directors declared a fourth quarter cash dividend of $0.075 per share that was paid on January 16, 2019, to shareholders of record as of December 31, 2018. Future dividends payable will be determined by CBL's Board of Directors based upon circumstances at the time of declaration.
During the year ended December 31, 2018, we paid dividends of $182.7 million to holders of our common stock and our preferred stock, as well as $35.1 million in distributions to the noncontrolling interest investors in our Operating Partnership and other consolidated subsidiaries.
Distributions - The Operating Partnership
The Operating Partnership paid first, second and third quarter 2018 cash distributions on its redeemable common units of $0.7322 per share on April 17th, July 16th and October 16, 2018.  The Operating partnership paid first quarter cash distributions on its common units of $0.2047 per share on April 17th. The Operating Partnership paid second and third quarter cash distributions on its common units of $0.2048 per share on July 16th and October 16th 2018. On October 29, 2018, the Operating Partnership declared a fourth quarter cash distribution on its redeemable common units and common units of $0.7322 and $0.0808 per share, respectively, that was paid on January 16, 2019. The distribution declared in the fourth quarter of 2018, totaling $4.2 million, is included in accounts payable and accrued liabilities at December 31, 2018.  The total dividend included in accounts payable and accrued liabilities at December 31, 2017 was $7.4 million.
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

Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value of equity) ratio was 82.2% at December 31, 2018, compared to 73.1% at December 31, 2017. The increase in the ratio was a result of the decline in our stock price to $1.92 at December 31, 2018 from $5.66 at December 29, 2017.
Our debt-to-market capitalization ratio at December 31, 2018 was computed as follows (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	199,415	$1.92	$382,877
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00	453,750
6.625% Series E Cumulative Redeemable Preferred Stock	690	250.00	172,500
Total market equity			1,009,127
Our share of total debt, excluding unamortized deferred financing costs			4,659,075
Total market capitalization			$5,668,202
Debt-to-total-market capitalization ratio			82.2%

(1)
Stock price for common stock and Operating Partnership units equals the closing price of our common stock on December 31, 2018. The stock prices for the preferred stock represent the liquidation preference of each respective series of preferred stock.

Contractual Obligations
The following table summarizes our significant contractual obligations as of December 31, 2018 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt:
Total consolidated debt service (1)	$4,937,093	$1,024,703	$1,430,353	$1,142,628	$1,339,409
Noncontrolling interests' share in other consolidated subsidiaries	(122,153)	(6,210)	(13,806)	(29,187)	(72,950)
Our share of unconsolidated affiliates debt service (2)	783,219	52,602	168,286	254,815	307,516
Our share of total debt service obligations	5,598,159	1,071,095	1,584,833	1,368,256	1,573,975

Operating leases: (3)
Ground leases on consolidated Properties	14,529,837	503,610	1,127,459	601,497	12,297,271

Purchase obligations: (4)
Construction contracts on consolidated Properties	23,979	23,979	—	—	—
Our share of construction contracts on unconsolidated Properties	574	574	—	—	—
Our share of total purchase obligations	24,553	24,553	—	—	—

Other Contractual Obligations: (5)
Master Services Agreements	95,887	34,868	61,019	—	—

Total contractual obligations	$20,248,436	$1,634,126	$2,773,311	$1,969,753	$13,871,246

(1)
Represents principal and interest payments due under the terms of mortgage and other indebtedness, net and includes $1,012,351 of variable-rate debt service on three operating Properties, one construction loan, two unsecured credit facilities and three unsecured term loans. The credit facilities and term loans do not require scheduled principal payments. The future interest payments are projected based on the interest rates that were in effect at December 31, 2018. See Note 7 to the consolidated financial statements for additional information regarding the terms of long-term debt. The total consolidated debt service includes two loans, with an aggregate principal balance of $163,476 as of December 31, 2018, secured by Acadiana Mall, which was in receivership, and Cary Towne Center, which was in default. Subsequent to December 31, 2018, Acadiana Mall was transferred to the lender through a deed-in-lieu of foreclosure and the lender received the January 2019 sales proceeds from Cary Towne Center. Subsequent to December 31, 2018, the Company closed on a $1.185 billion secured credit facility to replace all of the former unsecured term loans and lines of credit. See Note 7 and Note 20 to the consolidated financial statements for more information.

(2)
Includes $238,839 of variable-rate debt service. Future contractual obligations have been projected using the same assumptions as used in (1) above. Unconsolidated debt service includes one loan with a principal balance of $13,900, at our pro rata share, as of December 31, 2018, secured by Triangle Town Center, which is in default.

(3)
Obligations where we own the buildings and improvements, but lease the underlying land under long-term ground leases. The maturities of these leases range from 2019 to 2089 and generally provide for renewal options.

(4)
Represents the remaining balance to be incurred under construction contracts that had been entered into as of December 31, 2018, but were not complete. The contracts are primarily for development of Properties.

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
The following table, which excludes expenditures for developments and expansions, summarizes these capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the year ended December 31, 2018 compared to 2017 (in thousands):

	Year Ended December 31,
	2018	2017
Tenant allowances (1)	$40,362	$35,673

Renovations	963	13,080

Deferred maintenance:
Parking area and parking area lighting	1,480	13,057
Roof repairs and replacements	4,341	8,836
Other capital expenditures	22,757	22,597
Total deferred maintenance	28,578	44,490

Capitalized overhead	4,792	6,745

Capitalized interest	3,655	2,230

Total capital expenditures	$78,350	$102,218

(1)	Tenant allowances primarily relate to new leases. Tenant allowances related to renewal leases were not material for the periods presented.
We continue to make it a priority to reinvest in our Properties in order to enhance their dominant positions in their markets. Renovations usually include remodeling and upgrading existing facades, uniform signage, new entrances and floor coverings, updating interior décor, resurfacing parking areas and improving the lighting of interiors and parking areas. Renovations can result in attracting new retailers, increased rental rates, sales and occupancy levels and maintaining the Property's market dominance. Our total investment in 2018 renovations was $1.0 million, which included approximately $0.9 million at Asheville Mall in Asheville, NC and $0.1 million at East Towne Mall in Madison, WI.
Annual capital expenditures budgets are prepared for each of our Properties that are intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, will provide the necessary funding for these expenditures.

Developments and Redevelopments
Properties Opened During the Year Ended December 31, 2018
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2018 Cost	Opening Date	Initial Unleveraged Yield
Mall Expansion:
Parkdale Mall - Restaurant Addition	Beaumont, TX	100%	4,700	$1,315	$1,409	$282	Feb-18/Mar-18	10.4%

Other - Outparcel Development:
EastGate Mall - CubeSmart Self-storage (3) (4)	Cincinnati, OH	50%	93,501	4,514	3,747	2,893	Sep-18	9.9%
Laurel Park Place - Panera Bread (3)	Livonia, MI	100%	4,500	1,772	1,592	351	May-18	9.7%
			98,001	6,286	5,339	3,244

Other Development:
The Shoppes at Eagle Point (5)	Cookeville, TN	50%	235,820	47,721	46,971	26,637	Nov-18	8.1%

Total Properties Opened			338,521	$55,322	$53,719	$30,163

(1)	Total Cost is presented net of reimbursements to be received.

(2)	Cost to Date does not reflect reimbursements until they are received.

(3)	Outparcel development adjacent to the mall.

(4)	Yield is based on the expected yield of the stabilized project.

(5)	We funded 100% of the required equity contribution. The remainder of the project was funded through a construction loan with a total borrowing capacity of $36,400.
Redevelopments Completed During the Year Ended December 31, 2018
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2018 Cost	Opening Date	Initial Unleveraged Yield
Mall Redevelopments:
Eastland Mall - JCP Redevelopment (H&M/Outback/Planet Fitness)	Bloomington, IL	100%	52,827	$10,999	$8,478	$7,986	Dec-18	6.3%
East Towne Mall - Flix Brewhouse	Madison, WI	100%	40,795	9,966	9,818	3,945	Jul-18	8.4%
Frontier Mall - Sports Authority Redevelopment (Planet Fitness)	Cheyenne, WY	100%	24,750	1,385	901	679	Feb-18	29.8%
Jefferson Mall - Macy's Redevelopment (Round1)	Louisville, KY	100%	50,070	9,392	5,475	4,397	Nov-18	6.9%
York Galleria - Partial JC Penney Redevelopment (Marshalls)	York, PA	100%	21,026	2,870	2,409	1,932	Apr-18	11.0%
Total Redevelopment Completed			189,468	$34,612	$27,081	$18,939

(1)	Total Cost is presented net of reimbursements to be received.

(2)	Cost to Date does not reflect reimbursements until they are received.
We completed several Anchor redevelopments during 2018, adding in a variety of non-traditional tenants, as we continue to reinvent our Properties into suburban town centers.

Properties under Development at December 31, 2018
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2018 Cost	Expected Opening Date	Initial Unleveraged Yield
Other Development:
Mid Rivers Mall - CubeSmart Self-storage (3) (4)	St. Peters, MO	50%	93,540	$4,122	$2,673	$2,673	January-19	9.0%

Mall Redevelopments:
Brookfield Square - Sears Redevelopment (Whirlyball/Marcus Theaters) (5)	Brookfield, WI	100%	126,710	26,627	11,566	10,980	Fall-19	10.7%
East Towne Mall - Portillo's	Madison, WI	100%	9,000	2,956	2,416	1,894	Spring-19	8.0%
Friendly Center - O2 Fitness	Greensboro, NC	50%	27,048	2,285	1,405	1,290	Spring-19	10.3%
Hanes Mall - Dave & Buster's	Winston-Salem, NC	100%	44,922	5,932	2,127	1,930	Spring-19	11.0%
Northgate Mall - Sears Auto Center Redevelopment (Aubrey's/Panda Express)	Chattanooga, TN	100%	10,000	1,797	513	332	February-19	7.6%
Parkdale Mall - Macy's Redevelopment (Dick's Sporting Goods/Five Below/HomeGoods) (5)	Beaumont, TX	100%	86,136	20,899	6,479	5,958	Summer-19	6.4%
Volusia Mall - Sears Auto Center Redevelopment (Bonefish Grill/Metro Diner)	Daytona Beach, FL	100%	23,341	9,635	5,414	4,287	Spring-19	8.0%
			327,157	70,131	29,920	26,671

Total Properties Under Development			420,697	$74,253	$32,593	$29,344

(1)	Total Cost is presented net of reimbursements to be received.

(2)	Cost to Date does not reflect reimbursements until they are received.

(3)	Yield is based on the expected yield of the stabilized project.

(4)	Outparcel development adjacent to the mall.

(5)	The return reflected represents a pro forma incremental return as Total Cost excludes the cost related to the acquisition of the Sears (Brookfield) and Macy's (Parkdale) buildings in 2017.
Shadow Development Pipeline at December 31, 2018
(Dollars in thousands)

Property	Location	CBL Ownership Interest	Total Project Square Feet	CBL's Share of Estimated Total Cost (1)	Expected Opening Date	Initial Unleveraged Yield
Other Outparcel Development:
Parkdale Mall - Self-storage (2)	Beaumont, TX	50%	68,000 - 70,000	$4,000 - $5,000	Winter-19	10% - 11%

(1)	Total Cost is presented net of reimbursements to be received.

(2)	Yield is based on expected yield once project stabilizes.
We are continually pursuing new development opportunities and have projects in various stages of pre-development. Our shadow pipeline consists of projects for Properties on which we have completed initial project analysis and design but which have not commenced construction as of December 31, 2018. Except for the projects presented above, we did not have any other material capital commitments as of December 31, 2018.

Off-Balance Sheet Arrangements
Unconsolidated Affiliates
We have ownership interests in 21 unconsolidated affiliates as of December 31, 2018. See Note 6 to the consolidated financial statements for more information. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the accompanying consolidated balance sheets as investments in unconsolidated affiliates.
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
See Note 12 to the consolidated financial statements for information related to our guarantees of unconsolidated affiliates' debt as of December 31, 2018 and 2017.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP.  In preparing our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures.  We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared.  On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP.  However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
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
Real Estate Assets
All acquired real estate assets are accounted for using the acquisition method of accounting and accordingly, the results of operations are included in the consolidated statements of operations from the respective dates of acquisition. The purchase price is allocated to (i) tangible assets, consisting of land, buildings and improvements, as if vacant, and tenant improvements and (ii) identifiable intangible assets and liabilities generally consisting of above- and below-market leases and in-place leases. We use estimates of fair value based on estimated cash flows, using appropriate discount rates, and other valuation methods to allocate the purchase price to the acquired tangible and intangible assets. Liabilities assumed generally consist of mortgage debt on the real estate assets acquired. Assumed debt with a stated interest rate that is significantly different from market interest rates is recorded at its fair value based on estimated market interest rates at the date of acquisition. Following our adoption of Accounting Standards Update 2017-01, Clarifying the Definition of a Business, on a prospective basis in January 2017, we expect our future acquisitions will be accounted for as acquisitions of assets in which related transaction costs will be capitalized.
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
During the year ended December 31, 2018, we recorded a loss on impairment totaling $174.5 million, which primarily consists of $158.4 million attributable to four malls and $16.1 million related to vacant land. During 2017, we recorded a loss on impairment totaling $71.4 million, which was primarily attributable to two malls. During 2016, we recorded a loss on impairment totaling $116.8 million, which primarily consisted of $96.7 million related to 2016 Property dispositions, $15.4 million attributable to two malls that were in foreclosure and $3.8 million related to two office buildings. See Note 5, Note 16 and Note 20 to the consolidated financial statements for additional information about these impairment losses.
Investments in Unconsolidated Affiliates
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

In 2018, an unconsolidated affiliate recognized an impairment of $89.8 million related to a mall. We recorded $1.0 million as our share of the loss on impairment, which reduced the carrying value of our investment in the joint venture to zero. See Note 6 to the consolidated financial statements for additional information about this impairment loss. No impairments of investments in unconsolidated affiliates were incurred during 2017 and 2016.
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
We believe that FFO provides an additional indicator of the operating performance of our Properties without giving effect to real estate depreciation and amortization, which assumes the value of real estate assets declines predictably over time. Since values of real estate assets have historically risen or fallen with market conditions, we believe that FFO enhances investors’ understanding of our operating performance. The use of FFO as an indicator of financial performance is influenced not only by the operations of our Properties and interest rates, but also by our capital structure.
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
FFO allocable to Operating Partnership common unitholders decreased 21.8% to $339.8 million for the year ended December 31, 2018 compared to $434.6 million for the prior year.  After making the adjustments noted below, FFO of the Operating Partnership, as adjusted, decreased 16.6% for the year ending December 31, 2018 to $345.1 million compared to $413.7 million in 2017. The decline in FFO was primarily a result of dilution from asset sales, lower gains on outparcel sales and declines in Property NOI primarily related to retailer and anchor bankruptcies.
The reconciliation of net income (loss) attributable to common shareholders to FFO allocable to Operating Partnership common unitholders is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income (loss) attributable to common shareholders	$(123,460)	$76,048	$127,990
Noncontrolling interest in income (loss) of Operating Partnership	(19,688)	12,652	21,537
Depreciation and amortization expense of:
Consolidated Properties	285,401	299,090	292,693
Unconsolidated affiliates	41,858	38,124	38,606
Non-real estate assets	(3,661)	(3,526)	(3,154)
Noncontrolling interests' share of depreciation and amortization	(8,601)	(8,977)	(8,760)
Loss on impairment, net of taxes	174,416	70,185	115,027
Loss on impairment of unconsolidated affiliates	1,022	—	—
Gain on depreciable Property, net of taxes and noncontrolling interests' share	(7,484)	(48,983)	(45,741)
FFO allocable to Operating Partnership common unitholders	339,803	434,613	538,198
Litigation expenses (1)	—	103	2,567
Nonrecurring professional fees expense (reimbursement) (1)	—	(919)	2,258
(Gain) loss on investments, net of taxes (2)	—	6,197	(7,034)
Equity in earnings from disposals of unconsolidated affiliates (3)	—	—	(58,243)
Non-cash default interest expense (4)	5,285	5,319	2,840
Impact of new tax law on income tax expense	—	2,309	—
(Gain) loss on extinguishment of debt, net of noncontrolling interests' share (5)	—	(33,902)	197
FFO allocable to Operating Partnership common unitholders, as adjusted	$345,088	$413,720	$480,783

FFO per diluted share	$1.70	$2.18	$2.69

FFO, as adjusted, per diluted share	$1.73	$2.08	$2.41

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

(3)
The year ended December 31, 2016 includes $3,758 related to the sale of four office buildings, $28,146 related to the foreclosure of the loan secured by Gulf Coast Town Center and $26,373 related to the sale of our 50% interest in Triangle Town Center. These amounts are included in equity in earnings of unconsolidated affiliates in the consolidated statements of operations.

(4)
The year ended December 31, 2018 includes non-cash default interest expense related to Acadiana Mall, Cary Towne Center and Triangle Town Center. The year ended December 31, 2017 includes default interest expense related to Acadiana Mall, Chesterfield Mall, Midland Mall and Wausau Center. The year ended December 31, 2016 includes default interest expense related to Chesterfield Mall, Midland Mall and Wausau Center.

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

The reconciliation of diluted EPS attributable to common shareholders to FFO per diluted share is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Diluted EPS attributable to common shareholders	$(0.72)	$0.44	$0.75
Eliminate amounts per share excluded from FFO:
Depreciation and amortization expense, including amounts from consolidated Properties, unconsolidated affiliates, non-real estate assets and excluding amounts allocated to noncontrolling interests	1.58	1.64	1.60
Loss on impairment, net of taxes	0.88	0.35	0.57
Gain on depreciable Property, net of taxes and noncontrolling interests' share	(0.04)	(0.25)	(0.23)
FFO per diluted share	$1.70	$2.18	$2.69
The reconciliations of FFO allocable to Operating Partnership common unitholders to FFO allocable to common shareholders, including and excluding the adjustments noted above are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
FFO of the Operating Partnership	$339,803	$434,613	$538,198
Percentage allocable to common shareholders (1)	86.42%	85.83%	85.48%
FFO allocable to common shareholders	$293,658	$373,028	$460,052

FFO allocable to Operating Partnership common unitholders, as adjusted	$345,088	$413,720	$480,783
Percentage allocable to common shareholders (1)	86.42%	85.83%	85.48%
FFO allocable to common shareholders, as adjusted	$298,225	$355,096	$410,973

(1)
Represents the weighted-average number of common shares outstanding for the period divided by the sum of the weighted-average number of common shares and the weighted-average number of Operating Partnership units held by noncontrolling interests during the period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risk exposures, including interest rate risk. The following discussion regarding our risk management activities includes forward-looking statements that involve risk and uncertainties.  Estimates of future performance and economic conditions are reflected assuming certain changes in interest rates.  Caution should be used in evaluating our overall market risk from the information presented below, as actual results may differ.  We employ various derivative programs to manage certain portions of our market risk associated with interest rates.  See Note 7 of the notes to consolidated financial statements for further discussions of the qualitative aspects of market risk, regarding derivative financial instrument activity.
Interest Rate Risk
Based on our proportionate share of consolidated and unconsolidated variable-rate debt at December 31, 2018, a 0.5% increase or decrease in interest rates on variable rate debt would decrease or increase annual cash flows by approximately $50.4 million and $39.9 million, respectively and increase or decrease annual interest expense, after the effect of capitalized interest, by approximately $5.2 million.
Based on our proportionate share of total consolidated and unconsolidated debt at December 31, 2018, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $58.1 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $59.7 million.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to the Index to Financial Statements and Schedules contained in Item 15 on page 85.
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
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company assessed the effectiveness of its internal control over financial reporting, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2018, the Company maintained effective internal control over financial reporting, as stated in its report which is included herein.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that, as of December 31, 2018, the Company maintained effective internal control over financial reporting.
Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the Company's internal control over financial reporting as of December 31, 2018 as stated in their report which is included below.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of CBL & Associates Properties, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of CBL & Associates Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 1, 2019, expressed an unqualified opinion on those consolidated financial statements.
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
March 1, 2019

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
Management's Report on Internal Control over Financial Reporting
Management of the Company, acting on behalf of the Operating Partnership in its capacity as the general partner of the Operating Partnership, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Operating Partnership assessed the effectiveness of its internal control over financial reporting, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2018, the Operating Partnership maintained effective internal control over financial reporting, as stated in its report which is included herein.
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
The Company's management, whose subsidiary CBL Holdings I is the sole general partner of the Operating Partnership, conducted an assessment of the effectiveness of the Operating Partnership’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that, as of December 31, 2018, the Operating Partnership maintained effective internal control over financial reporting.
Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the Operating Partnership's internal control over financial reporting as of December 31, 2018 as stated in their report which is included below.
Changes in Internal Control over Financial Reporting
There were no changes in the Operating Partnership's internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unit Holders of CBL & Associates Limited Partnership
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of CBL & Associates Limited Partnership and subsidiaries (the “Partnership”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Partnership and our report dated March 1, 2019, expressed an unqualified opinion on those consolidated financial statements.
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
March 1, 2019

ITEM 9B. OTHER INFORMATION
None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated herein by reference to the sections entitled “ELECTION OF DIRECTORS,” “Board Nominees," "Additional Executive Officers,” “Corporate Governance Matters - Code of Business Conduct and Ethics,” “Board of Directors’ Meetings and Committees – The Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement filed with the SEC with respect to our Annual Meeting of Stockholders to be held on May 9, 2019.
Our Board of Directors has determined that each of A. Larry Chapman, an independent director and chairman of the audit committee, and Matthew S. Dominski and Richard J. Lieb, each, an independent director and member of the audit committee, qualifies as an “audit committee financial expert” as such term is defined by the rules of the Commission.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated herein by reference to the sections entitled “DIRECTOR COMPENSATION,” “EXECUTIVE COMPENSATION,” “REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 9, 2019.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated herein by reference to the sections entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “Equity Compensation Plan Information as of December 31, 2018”, in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 9, 2019.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference to the sections entitled “Corporate Governance Matters – Director Independence” and “CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS”, in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 9, 2019.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated herein by reference to the section entitled “Independent Registered Public Accountants’ Fees and Services” under “RATIFICATION OF THE SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS” in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 9, 2019.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

ITEM 16. FORM 10-K SUMMARY
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of CBL & Associates Properties, Inc.

Opinion on the Financial Statements
 We have audited the accompanying consolidated balance sheets of CBL & Associates Properties, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
March 1, 2019

We have served as the Company's auditor since 2002.

CBL & Associates Properties, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
ASSETS (1)	2018	2017
Real estate assets:
Land	$793,944	$813,390
Buildings and improvements	6,414,886	6,723,194
	7,208,830	7,536,584
Accumulated depreciation	(2,493,082)	(2,465,095)
	4,715,748	5,071,489
Held for sale	30,971	—
Developments in progress	38,807	85,346
Net investment in real estate assets	4,785,526	5,156,835
Cash and cash equivalents	25,138	32,627
Receivables:
Tenant, net of allowance for doubtful accounts of $2,337 and $2,011 in 2018 and 2017, respectively	77,788	83,552
Other, net of allowance for doubtful accounts of $838 in 2017	7,511	7,570
Mortgage and other notes receivable	7,672	8,945
Investments in unconsolidated affiliates	283,553	249,192
Intangible lease assets and other assets	153,665	166,087
	$5,340,853	$5,704,808

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness, net	$4,043,180	$4,230,845
Accounts payable and accrued liabilities	218,217	228,650
Liabilities related to assets held for sale	43,716	—
Total liabilities (1)	4,305,113	4,459,495
Commitments and contingencies (Note 7 and Note 15)
Redeemable noncontrolling interests	3,575	8,835
Shareholders' equity:
Preferred Stock, $.01 par value, 15,000,000 shares authorized:
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding	18	18
6.625% Series E Cumulative Redeemable Preferred Stock, 690,000 shares outstanding	7	7
Common stock, $.01 par value, 350,000,000 shares authorized, 172,656,458 and 171,088,778 issued and outstanding in 2018 and 2017, respectively	1,727	1,711
Additional paid-in capital	1,968,280	1,974,537
Dividends in excess of cumulative earnings	(1,005,895)	(836,269)
Total shareholders' equity	964,137	1,140,004
Noncontrolling interests	68,028	96,474
Total equity	1,032,165	1,236,478
	$5,340,853	$5,704,808

(1)
As of December 31, 2018, includes $622,613 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $418,885 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 9.

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
REVENUES:
Minimum rents	$588,007	$624,161	$670,565
Percentage rents	11,759	11,874	17,803
Other rents	12,034	19,008	23,110
Tenant reimbursements	217,313	254,552	280,438
Management, development and leasing fees	10,542	11,982	14,925
Other	18,902	5,675	21,416
Total revenues	858,557	927,252	1,028,257

OPERATING EXPENSES:
Property operating	(122,017)	(128,030)	(137,760)
Depreciation and amortization	(285,401)	(299,090)	(292,693)
Real estate taxes	(82,291)	(83,917)	(90,110)
Maintenance and repairs	(48,304)	(48,606)	(53,586)
General and administrative	(61,506)	(58,466)	(63,332)
Loss on impairment	(174,529)	(71,401)	(116,822)
Other	(787)	(5,180)	(20,326)
Total operating expenses	(774,835)	(694,690)	(774,629)

OTHER INCOME (EXPENSES):
Interest and other income	1,858	1,706	1,524
Interest expense	(220,038)	(218,680)	(216,318)
Gain on extinguishment of debt	—	30,927	—
Gain (loss) on investments	—	(6,197)	7,534
Gain on sales of real estate assets	19,001	93,792	29,567
Income tax benefit	1,551	1,933	2,063
Equity in earnings of unconsolidated affiliates	14,677	22,939	117,533
Total other income (expenses)	(182,951)	(73,580)	(58,097)
Net income (loss)	(99,229)	158,982	195,531
Net (income) loss attributable to noncontrolling interests in:
Operating Partnership	19,688	(12,652)	(21,537)
Other consolidated subsidiaries	973	(25,390)	(1,112)
Net income (loss) attributable to the Company	(78,568)	120,940	172,882
Preferred dividends	(44,892)	(44,892)	(44,892)
Net income (loss) attributable to common shareholders	$(123,460)	$76,048	$127,990

Basic per share data attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$(0.72)	$0.44	$0.75
Weighted-average common shares outstanding	172,486	171,070	170,762

Diluted per share data attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$(0.72)	$0.44	$0.75
Weighted-average common and potential dilutive common shares outstanding	172,486	171,070	170,836
The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.
 Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$(99,229)	$158,982	$195,531

Other comprehensive income:
Unrealized gain on hedging instruments	—	—	877
Reclassification of hedging effect on earnings	—	—	(443)
Total other comprehensive income	—	—	434

Comprehensive income (loss)	(99,229)	158,982	195,965
Comprehensive (income) loss attributable to noncontrolling interests in:
Operating Partnership	19,688	(12,652)	(21,600)
Other consolidated subsidiaries	973	(25,390)	(1,112)
Comprehensive income (loss) attributable to the Company	$(78,568)	$120,940	$173,253

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.
Consolidated Statements of Equity
(in thousands, except share data)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2015	$25,330	$25	$1,705	$1,970,333	$1,935	$(689,028)	$1,284,970	$114,629	$1,399,599
Net income (loss)	(1,603)	—	—	—	—	172,882	172,882	24,252	197,134
Other comprehensive income	3	—	—	—	371	—	371	60	431
Purchase of noncontrolling interests in Operating Partnership	—	—	—	—	—	—	—	(11,754)	(11,754)
Redemption of redeemable noncontrolling interest	(3,206)	—	—	9,636	—	—	9,636	—	9,636
Dividends declared - common stock	—	—	—	—	—	(181,040)	(181,040)	—	(181,040)
Dividends declared - preferred stock	—	—	—	—	—	(44,892)	(44,892)	—	(44,892)
Issuance of 335,417 shares of common stock and restricted common stock	—	—	3	478	—	—	481	—	481
Cancellation of 33,720 shares of restricted common stock	—	—	—	(267)	—	—	(267)	—	(267)
Performance stock units	—	—	—	1,033	—	—	1,033	—	1,033
Amortization of deferred compensation	—	—	—	3,680	—	—	3,680	—	3,680
Adjustment for noncontrolling interests	2,454	—	—	(13,773)	(2,306)	—	(16,079)	13,625	(2,454)
Adjustment to record redeemable noncontrolling interests at redemption value	1,937	—	—	(2,061)	—	—	(2,061)	124	(1,937)
Distributions to noncontrolling interests	(6,919)	—	—	—	—	—	—	(40,039)	(40,039)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	11,241	11,241
Balance, December 31, 2016	$17,996	$25	$1,708	$1,969,059	$—	$(742,078)	$1,228,714	$112,138	$1,340,852

Net income	699	—	—	—	—	120,940	120,940	37,343	158,283
Purchase of noncontrolling interests in Operating Partnership	—	—	—	—	—	—	—	(656)	(656)
Dividends declared - common stock	—	—	—	—	—	(170,239)	(170,239)	—	(170,239)
Dividends declared - preferred stock	—	—	—	—	—	(44,892)	(44,892)	—	(44,892)
Issuance of 348,809 shares of common stock and restricted common stock	—	—	3	526	—	—	529	—	529
Cancellation of 52,676 shares of restricted common stock	—	—	—	(405)	—	—	(405)	—	(405)
Performance stock units	—	—	—	1,501	—	—	1,501	—	1,501
Amortization of deferred compensation	—	—	—	3,982	—	—	3,982	—	3,982
Adjustment for noncontrolling interests	3,049	—	—	(7,339)	—	—	(7,339)	4,290	(3,049)
Adjustment to record redeemable noncontrolling interests at redemption value	(8,337)	—	—	7,213	—	—	7,213	1,124	8,337
Deconsolidation of investment	—	—	—	—	—	—	—	(2,232)	(2,232)
Distributions to noncontrolling interests	(4,572)	—	—	—	—	—	—	(55,796)	(55,796)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	263	263
Balance, December 31, 2017	$8,835	$25	$1,711	$1,974,537	$—	$(836,269)	$1,140,004	$96,474	$1,236,478

CBL & Associates Properties, Inc.
Consolidated Statements of Equity
(Continued)
(in thousands, except share data)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	$8,835	$25	$1,711	$1,974,537	$(836,269)	$1,140,004	$96,474	$1,236,478
Net loss	(1,134)	—	—	—	(78,568)	(78,568)	(19,527)	(98,095)
Cumulative effect of accounting change (Note 2)	—	—	—	—	11,433	11,433	—	11,433
Cumulative effect of accounting change (Note 3)	—	—	—	—	58,947	58,947	—	58,947
Purchase of noncontrolling interests in Operating Partnership	—	—	—	—	—	—	(2,267)	(2,267)
Dividends declared - common stock	—	—	—	—	(116,546)	(116,546)	—	(116,546)
Dividends declared - preferred stock	—	—	—	—	(44,892)	(44,892)	—	(44,892)
Issuance of 727,812 shares of common stock and restricted common stock	—	—	7	849	—	856	—	856
Conversion of 915,338 Operating Partnership common units into shares of common stock	—	—	9	3,050	—	3,059	(3,059)	—
Cancellation of 75,470 shares of restricted common stock	—	—	—	(284)	—	(284)	—	(284)
Performance stock units	—	—	—	1,292	—	1,292	—	1,292
Forfeiture of performance stock units	—	—	—	(250)	—	(250)	—	(250)
Amortization of deferred compensation	—	—	—	3,640	—	3,640	—	3,640
Adjustment for noncontrolling interests	4,065	—	—	(17,706)	—	(17,706)	13,642	(4,064)
Adjustment to record redeemable noncontrolling interests at redemption value	(3,619)	—	—	3,152	—	3,152	467	3,619
Distributions to noncontrolling interests	(4,572)	—	—	—	—	—	(27,311)	(27,311)
Contributions from noncontrolling interests	—	—	—	—	—	—	9,609	9,609
Balance, December 31, 2018	$3,575	$25	$1,727	$1,968,280	$(1,005,895)	$964,137	$68,028	$1,032,165

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(99,229)	$158,982	$195,531

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	285,401	299,090	292,693
Net amortization of deferred financing costs, debt premiums and discounts	7,163	4,953	2,952
Net amortization of intangible lease assets and liabilities	(192)	(1,788)	113
Gain on sales of real estate assets	(19,001)	(93,792)	(29,567)
Gain on insurance proceeds	(912)	—	—
Write-off of development projects	787	5,180	56
Share-based compensation expense	5,386	5,792	5,027
(Gain) loss on investments	—	6,197	(7,534)
Loss on impairment	174,529	71,401	116,822
Gain on extinguishment of debt	—	(30,927)	—
Equity in earnings of unconsolidated affiliates	(14,677)	(22,939)	(117,533)
Distributions of earnings from unconsolidated affiliates	21,539	22,373	16,603
Provision for doubtful accounts	4,817	3,782	4,058
Change in deferred tax accounts	(2,905)	4,526	(907)
Changes in:
Tenant and other receivables	1,379	(3,941)	(7,979)
Other assets	1,343	(6,660)	(4,386)
Accounts payable and accrued liabilities	11,814	8,168	2,630
Net cash provided by operating activities	377,242	430,397	468,579

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(137,196)	(203,127)	(248,004)
Acquisitions of real estate assets	(3,301)	(79,799)	—
Proceeds from sales of real estate assets	88,191	210,346	189,489
Net proceeds from disposal of investments	—	9,000	10,299
Proceeds from insurance	3,189	—	—
Additions to mortgage and other notes receivable	—	(4,118)	(3,259)
Payments received on mortgage and other notes receivable	1,274	9,659	1,069
Additional investments in and advances to unconsolidated affiliates	(5,050)	(19,347)	(28,510)
Distributions in excess of equity in earnings of unconsolidated affiliates	32,277	18,192	95,958
Changes in other assets	(6,853)	(16,618)	(7,054)
Net cash provided by (used in) investing activities	(27,469)	(75,812)	9,988

CBL & Associates Properties, Inc.
Consolidated Statements of Cash Flows
(Continued)
(In thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$642,652	$1,216,132	$1,174,409
Principal payments on mortgage and other indebtedness	(790,617)	(1,264,076)	(1,377,739)
Additions to deferred financing costs	(1,859)	(5,905)	(8,345)
Prepayment fees on extinguishment of debt	—	(8,871)	—
Proceeds from issuances of common stock	156	204	179
Purchases of noncontrolling interests in the Operating Partnership	(2,267)	(656)	(11,754)
Contributions from noncontrolling interests	9,609	263	11,241
Payment of tax withholdings for restricted stock awards	(289)	(390)	—
Distributions to noncontrolling interests	(35,113)	(62,010)	(47,213)
Dividends paid to holders of preferred stock	(44,892)	(44,892)	(44,892)
Dividends paid to common shareholders	(137,813)	(181,281)	(180,960)
Net cash used in financing activities	(360,433)	(351,482)	(485,074)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(10,660)	3,103	(6,507)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	68,172	65,069	71,576
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$57,512	$68,172	$65,069

Reconciliation from consolidated statements of cash flows to consolidated balance sheets:
Cash and cash equivalents	$25,138	$32,627	$18,951
Restricted cash (1):
Restricted cash	3,812	920	4,123
Mortgage escrows	28,562	34,625	41,995
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$57,512	$68,172	$65,069
(1) Included in intangible lease assets and other assets in the consolidated balance sheets

The accompanying notes are an integral part of these consolidated statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unit Holders of CBL & Associates Limited Partnership

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CBL & Associates Limited Partnership and subsidiaries (the "Partnership") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2019, expressed an unqualified opinion on the Partnership's internal control over financial reporting.
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
March 1, 2019

We have served as the Partnership's auditor since 2013.

CBL & Associates Limited Partnership
Consolidated Balance Sheets
(In thousands)

	December 31,
ASSETS (1)	2018	2017
Real estate assets:
Land	$793,944	$813,390
Buildings and improvements	6,414,886	6,723,194
	7,208,830	7,536,584
Accumulated depreciation	(2,493,082)	(2,465,095)
	4,715,748	5,071,489
Held for sale	30,971	—
Developments in progress	38,807	85,346
Net investment in real estate assets	4,785,526	5,156,835
Cash and cash equivalents	25,138	32,627
Receivables:
Tenant, net of allowance for doubtful accounts of $2,337 and $2,011 in 2018 and 2017, respectively	77,788	83,552
Other, net of allowance for doubtful accounts of $838 in 2017	7,462	7,520
Mortgage and other notes receivable	7,672	8,945
Investments in unconsolidated affiliates	284,086	249,722
Intangible lease assets and other assets	153,545	165,967
	$5,341,217	$5,705,168

LIABILITIES, REDEEMABLE INTERESTS AND CAPITAL
Mortgage and other indebtedness, net	$4,043,180	$4,230,845
Accounts payable and accrued liabilities	218,288	228,720
Liabilities related to assets held for sale	43,716	—
Total liabilities (1)	4,305,184	4,459,565
Commitments and contingencies (Note 7 and Note 15)
Redeemable common units	3,575	8,835
Partners' capital:
Preferred units	565,212	565,212
Common units:
General partner	4,628	6,735
Limited partners	450,507	655,120
Total partners' capital	1,020,347	1,227,067
Noncontrolling interests	12,111	9,701
Total capital	1,032,458	1,236,768
	$5,341,217	$5,705,168

(1)
As of December 31, 2018, includes $622,613 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $418,885 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Operating Partnership. See Note 9.

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Limited Partnership
Consolidated Statements of Operations
(In thousands, except per unit data)

	Year Ended December 31,
	2018	2017	2016
REVENUES:
Minimum rents	$588,007	$624,161	$670,565
Percentage rents	11,759	11,874	17,803
Other rents	12,034	19,008	23,110
Tenant reimbursements	217,313	254,552	280,438
Management, development and leasing fees	10,542	11,982	14,925
Other	18,902	5,675	21,416
Total revenues	858,557	927,252	1,028,257

OPERATING EXPENSES:
Property operating	(122,017)	(128,030)	(137,760)
Depreciation and amortization	(285,401)	(299,090)	(292,693)
Real estate taxes	(82,291)	(83,917)	(90,110)
Maintenance and repairs	(48,304)	(48,606)	(53,586)
General and administrative	(61,506)	(58,466)	(63,332)
Loss on impairment	(174,529)	(71,401)	(116,822)
Other	(787)	(5,180)	(20,326)
Total operating expenses	(774,835)	(694,690)	(774,629)

OTHER INCOME (EXPENSES):
Interest and other income	1,858	1,706	1,524
Interest expense	(220,038)	(218,680)	(216,318)
Gain on extinguishment of debt	—	30,927	—
Gain (loss) on investments	—	(6,197)	7,534
Gain on sales of real estate assets	19,001	93,792	29,567
Income tax benefit	1,551	1,933	2,063
Equity in earnings of unconsolidated affiliates	14,677	22,939	117,533
Total other income (expenses)	(182,951)	(73,580)	(58,097)
Net income (loss)	(99,229)	158,982	195,531
Net (income) loss attributable to noncontrolling interests	973	(25,390)	(1,112)
Net income (loss) attributable to the Operating Partnership	(98,256)	133,592	194,419
Distributions to preferred unitholders	(44,892)	(44,892)	(44,892)
Net income (loss) attributable to common unitholders	$(143,148)	$88,700	$149,527

Basic per unit data attributable to common unitholders:
Income (loss) from continuing operations, net of preferred distributions	$(0.72)	$0.45	$0.75
Weighted-average common units outstanding	199,580	199,322	199,764

Diluted per unit data attributable to common unitholders:
Income (loss) from continuing operations, net of preferred distributions	$(0.72)	$0.45	$0.75
Weighted-average common and potential dilutive common units outstanding	199,580	199,322	199,838
The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Limited Partnership
 Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$(99,229)	$158,982	$195,531

Other comprehensive income:
Unrealized gain on hedging instruments	—	—	877
Reclassification of hedging effect on earnings	—	—	(443)
Total other comprehensive income	—	—	434

Comprehensive income (loss)	(99,229)	158,982	195,965
Comprehensive (income) loss attributable to noncontrolling interests	973	(25,390)	(1,112)
Comprehensive income (loss) attributable to the Operating Partnership	$(98,256)	$133,592	$194,853

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Limited Partnership
Consolidated Statements of Capital
(in thousands)

	Redeemable Interests			Number of			Common Units
	Redeemable Noncontrolling Interests	Redeemable Common Units	Total Redeemable Interests	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partner's Capital	Noncontrolling Interests	Total Capital
Balance, December 31, 2015	$5,586	$19,744	$25,330	25,050	199,748	$565,212	$8,435	$822,383	$(868)	$1,395,162	$4,876	$1,400,038
Net income (loss)	(2,762)	1,159	(1,603)	—	—	44,892	1,523	146,845	—	193,260	3,874	197,134
Other comprehensive income	—	3	3	—	—	—	—	—	431	431	—	431
Redemptions of common units	—	—	—	—	(965)	—	—	(11,754)	—	(11,754)	—	(11,754)
Issuances of common units	—	—	—	—	336	—	—	481	—	481	—	481
Distributions declared - common units	—	(4,572)	(4,572)	—	—	—	(2,133)	(211,058)	—	(213,191)	—	(213,191)
Distributions declared - preferred units	—	—	—	—	—	(44,892)	—	—	—	(44,892)	—	(44,892)
Cancellation of restricted common stock	—	—	—	—	(34)	—	—	(267)	—	(267)	—	(267)
Redemption of redeemable noncontrolling interest	(3,206)	—	(3,206)	—	—	—	99	9,537	—	9,636	—	9,636
Performance Stock Units	—	—	—	—	—	—	11	1,022	—	1,033	—	1,033
Amortization of deferred compensation	—	—	—	—	—	—	38	3,642	—	3,680	—	3,680
Allocation of partners' capital	—	2,454	2,454	—	—	—	(172)	(2,831)	437	(2,566)	—	(2,566)
Adjustment to record redeemable interests at redemption value	2,729	(792)	1,937	—	—	—	(20)	(1,917)	—	(1,937)	—	(1,937)
Distributions to noncontrolling interests	(2,347)	—	(2,347)	—	—	—	—	—	—	—	(7,888)	(7,888)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	11,241	11,241
Balance, December 31, 2016	$—	$17,996	$17,996	25,050	199,085	$565,212	$7,781	$756,083	$—	$1,329,076	$12,103	$1,341,179

Net income	—	699	699	—	—	44,892	905	87,096	—	132,893	25,390	158,283
Redemptions of common units	—	—	—	—	(84)	—	—	(656)	—	(656)	—	(656)
Issuances of common units	—	—	—	—	349	—	—	529	—	529	—	529
Distributions declared - common units	—	(4,572)	(4,572)	—	—	—	(2,002)	(198,209)	—	(200,211)	—	(200,211)
Distributions declared - preferred units	—	—	—	—	—	(44,892)	—	—	—	(44,892)	—	(44,892)
Cancellation of restricted common stock	—	—	—	—	(53)	—	—	(405)	—	(405)	—	(405)
Performance stock units	—	—	—	—	—	—	15	1,486	—	1,501	—	1,501
Amortization of deferred compensation	—	—	—	—	—	—	41	3,941	—	3,982	—	3,982
Allocation of partners' capital	—	3,049	3,049	—	—	—	(91)	(2,996)	—	(3,087)	—	(3,087)
Adjustment to record redeemable interests at redemption value	—	(8,337)	(8,337)	—	—	—	86	8,251	—	8,337	—	8,337
Deconsolidation of investment	—	—	—	—	—	—	—	—	—	—	(2,232)	(2,232)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(25,823)	(25,823)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	263	263
Balance, December 31, 2017	$—	$8,835	$8,835	25,050	199,297	$565,212	$6,735	$655,120	$—	$1,227,067	$9,701	$1,236,768

CBL & Associates Limited Partnership
Consolidated Statements of Capital
(Continued)
(in thousands)

		Number of			Common Units
	Redeemable Common Units	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Total Partner's Capital	Noncontrolling Interests	Total Capital
Balance, December 31, 2017	$8,835	25,050	199,297	$565,212	$6,735	$655,120	$1,227,067	$9,701	$1,236,768
Net income (loss)	(1,134)	—	—	44,892	(1,459)	(140,556)	(97,123)	(973)	(98,096)
Cumulative effect of accounting change (Note 2)	—	—	—	—	117	11,316	11,433	—	11,433
Cumulative effect of accounting change (Note 3)	—	—	—	—	605	58,342	58,947	—	58,947
Redemptions of common units	—	—	(535)	—	—	(2,267)	(2,267)	—	(2,267)
Issuances of common units	—	—	728	—	—	856	856	—	856
Distributions declared - common units	(4,572)	—	—	—	(1,358)	(136,273)	(137,631)	—	(137,631)
Distributions declared - preferred units	—	—	—	(44,892)	—	—	(44,892)	—	(44,892)
Cancellation of restricted common stock	—	—	(75)	—	—	(284)	(284)	—	(284)
Performance stock units	—	—	—	—	13	1,279	1,292	—	1,292
Forfeiture of performance stock units	—	—	—	—	(3)	(247)	(250)	—	(250)
Amortization of deferred compensation	—	—	—	—	38	3,602	3,640	—	3,640
Allocation of partners' capital	4,065	—	—	—	(97)	(3,962)	(4,059)	—	(4,059)
Adjustment to record redeemable interests at redemption value	(3,619)	—	—	—	37	3,581	3,618	—	3,618
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(6,226)	(6,226)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	9,609	9,609
Balance, December 31, 2018	$3,575	25,050	199,415	$565,212	$4,628	$450,507	$1,020,347	$12,111	$1,032,458

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Limited Partnership
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(99,229)	$158,982	$195,531

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	285,401	299,090	292,693
Amortization of deferred financing costs, debt premiums and discounts	7,163	4,953	2,952
Net amortization of intangible lease assets and liabilities	(192)	(1,788)	113
Gain on sales of real estate assets	(19,001)	(93,792)	(29,567)
Gain on insurance proceeds	(912)	—	—
Write-off of development projects	787	5,180	56
Share-based compensation expense	5,386	5,792	5,027
(Gain) loss on investments	—	6,197	(7,534)
Loss on impairment	174,529	71,401	116,822
Gain on extinguishment of debt	—	(30,927)	—
Equity in earnings of unconsolidated affiliates	(14,677)	(22,939)	(117,533)
Distributions of earnings from unconsolidated affiliates	21,535	22,376	16,633
Provision for doubtful accounts	4,817	3,782	4,058
Change in deferred tax accounts	(2,905)	4,526	(907)
Changes in:
Tenant and other receivables	1,379	(3,941)	(7,931)
Other assets	1,343	(6,660)	(4,386)
Accounts payable and accrued liabilities	11,818	8,173	2,550
Net cash provided by operating activities	377,242	430,405	468,577

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(137,196)	(203,127)	(248,004)
Acquisitions of real estate assets	(3,301)	(79,799)	—
Proceeds from sales of real estate assets	88,191	210,346	189,489
Proceeds from insurance	3,189	—	—
Net proceeds from disposal of investments	—	9,000	10,299
Additions to mortgage and other notes receivable	—	(4,118)	(3,259)
Payments received on mortgage and other notes receivable	1,274	9,659	1,069
Additional investments in and advances to unconsolidated affiliates	(5,050)	(19,347)	(28,510)
Distributions in excess of equity in earnings of unconsolidated affiliates	32,277	18,192	95,958
Changes in other assets	(6,853)	(16,618)	(7,054)
Net cash provided by (used in) investing activities	(27,469)	(75,812)	9,988

CBL & Associates Limited Partnership
Consolidated Statements of Cash Flows
(Continued)
(In thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$642,652	$1,216,132	$1,174,409
Principal payments on mortgage and other indebtedness	(790,617)	(1,264,076)	(1,377,739)
Additions to deferred financing costs	(1,859)	(5,905)	(8,345)
Prepayment fees on extinguishment of debt	—	(8,871)	—
Proceeds from issuances of common units	156	204	179
Redemption of common units	(2,267)	(656)	(11,754)
Contributions from noncontrolling interests	9,609	263	11,240
Payment of tax withholdings for restricted stock awards	(289)	(390)	—
Distributions to noncontrolling interests	(10,798)	(32,038)	(14,807)
Distributions to preferred unitholders	(44,892)	(44,892)	(44,892)
Distributions to common unitholders	(162,128)	(211,253)	(213,366)
Net cash used in financing activities	(360,433)	(351,482)	(485,075)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(10,660)	3,111	(6,510)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	68,172	65,061	71,571
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$57,512	$68,172	$65,061

Reconciliation from consolidated statements of cash flows to consolidated balance sheets:
Cash and cash equivalents	$25,138	$32,627	$18,943
Restricted cash (1):
Restricted cash	3,812	920	4,123
Mortgage escrows	28,562	34,625	41,995
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$57,512	$68,172	$65,061
(1) Included in intangible lease assets and other assets in the consolidated balance sheets

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and unit data)

NOTE 1. ORGANIZATION
CBL & Associates Properties, Inc. ("CBL"), a Delaware corporation, is a self-managed, self-administered, fully-integrated real estate investment trust ("REIT") that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air and mixed-use centers, outlet centers, associated centers, community centers, office and other properties.  Its Properties are located in 26 states, but are primarily in the southeastern and midwestern United States.
CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the "Operating Partnership"), which is a variable interest entity ("VIE"). The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a VIE. As of December 31, 2018, the Operating Partnership owned interests in the following Properties:

		All Other Properties
	Malls (1)	Associated Centers	Community Centers	Office Buildings and Other		Total
Consolidated Properties	59	20	2	5	(2)	86
Unconsolidated Properties (3)	8	3	5	1		17
Total	67	23	7	6		103

(1)	Category consists of regional malls, open-air centers and outlet centers (including one mixed-use center) (the "Malls").

(2)	Includes CBL's two corporate office buildings.

(3)	The Operating Partnership accounts for these investments using the equity method because one or more of the other partners have substantive participating rights.
At December 31, 2018, the Operating Partnership had an interest in a self-storage facility that was under development (the "Construction Property"). See Note 6 for more information on this development, which is owned by an unconsolidated affiliate.
The Malls, All Other Properties ("Associated Centers, Community Centers, Office Buildings and Self-storage Facilities") and the Construction Property are collectively referred to as the “Properties” and individually as a “Property.”
CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At December 31, 2018, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 85.6% limited partner interest for a combined interest held by CBL of 86.6%.
As used herein, the term "Company" includes CBL & Associates Properties, Inc. and its subsidiaries, including CBL & Associates Limited Partnership and its subsidiaries, unless the context indicates otherwise. The term "Operating Partnership" refers to CBL & Associates Limited Partnership and its subsidiaries.
On November 3, 1993, CBL completed an initial public offering (the “Offering”). Simultaneously with the completion of the Offering, CBL & Associates, Inc., its shareholders and affiliates and certain senior officers of the Company (collectively, “CBL’s Predecessor”) transferred substantially all of their interests in certain real estate properties to CBL & Associates Limited Partnership (the “Operating Partnership”) in exchange for common units of limited partner interest in the Operating Partnership. At December 31, 2018, CBL’s Predecessor owned a 9.1% limited partner interest and third parties owned a 4.3% limited partner interest in the Operating Partnership.  CBL’s Predecessor also owned 4.0 million shares of the Company's common stock at December 31, 2018, for a total combined effective interest of 11.1% in the Operating Partnership.
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
The accompanying consolidated financial statements include the consolidated accounts of the Company, the Operating Partnership and their wholly owned subsidiaries, as well as entities in which the Company has a controlling financial interest or entities where the Company is deemed to be the primary beneficiary of a VIE. For entities in which the Company has less than a controlling financial interest or entities where the Company is not deemed to be the primary beneficiary of a VIE, the entities are accounted for using the equity method of accounting. Accordingly, the Company's share of the net earnings or losses of these entities is included in consolidated net income (loss). The accompanying consolidated financial statements have been prepared in accordance with GAAP.  All intercompany transactions have been eliminated.
Accounting Guidance Adopted

Description	Date Adopted & Application Method	Financial Statement Effect and Other Information
ASU 2014-09, Revenue from Contracts with Customers, and related subsequent amendments	January 1, 2018 - Modified Retrospective (applied to contracts not completed as of the implementation date)
The objective of this guidance is to enable financial statement users to better understand and analyze revenue by replacing transaction and industry-specific guidance with a more principles-based approach to revenue recognition. The core principle is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance also requires additional disclosure about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts. The Company expects the guidance including the impact of adoption to be immaterial as the majority of the Company’s revenues relate to leasing. See Note 3 for further details and the cumulative adjustment recorded.

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
The guidance clarifies the types of changes to the terms or conditions of a share-based payment award to which an entity would be required to apply modification accounting. The guidance did not have a material impact on the Company's consolidated financial statements.

Accounting Guidance Not Yet Effective

Description	Expected Adoption Date & Application Method	Financial Statement Effect and Other Information
ASU 2016-02, Leases, and related subsequent amendments	January 1, 2019 - Modified Retrospective (electing optional transition method to apply at adoption date and record cumulative-effect adjustment as of January 1, 2019)
The objective of the leasing guidance is to increase transparency and comparability by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Lessees will be required to recognize a right-of-use ("ROU") asset and corresponding lease liability on the balance sheet for all leases with terms greater than 12 months.
The Company completed an inventory of its leases in which it is a lessee and will record ROU assets and corresponding lease liabilities, which approximate $4,358 as of January 1, 2019, related to eight ground leases and one office lease. These leases have a weighted-average remaining term of 43.7 years and a weighted-average discount rate of 8.00% as of January 1, 2019 with maturity dates ranging from January 2021 to October 2089.
The guidance applied by a lessor is substantially similar to existing GAAP and the Company expects substantially all leases will continue to be classified as operating leases under the new guidance. The Company expects to expense certain deferred lease costs and overhead due to the narrowed definition of indirect costs that may be capitalized. Of the $3,887 in deferred lease costs and capitalized overhead recorded in 2018, approximately $938 relates to legal and other costs related to future leases which will not be capitalized under the new guidance. Additionally, non-lease components, which are primarily related to common area maintenance ("CAM"), which are combined with lease components under the guidance will be included in one line item with minimum lease payments and recognized on a straight-line basis beginning in 2019.
Practical expedients and accounting policy elections:
The Company elected a package of practical expedients pursuant to which it did not reassess contracts to determine if they contain leases, did not reassess lease classification and did not reassess capitalization of initial direct costs related to expired or existing leases as of the adoption date. The Company will use the land easements practical expedient and apply the short-term lease policy election to leases 12 months or less at inception. Additionally, the Company will apply the sales tax accounting policy election.
The Company also adopted the practical expedient which allows lessors to combine lease and non-lease components if certain conditions are met. The majority of the Company's revenues will continue to be classified as leasing revenues.
Other than the recognition of ROU assets and lease liabilities, the requirement to straight-line non-lease components which are combined with lease components, and additional disclosures, the Company does not expect the guidance will have a material effect on its consolidated financial statements.

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
The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements or disclosures.

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
The Company’s intangibles and their balance sheet classifications as of December 31, 2018 and 2017, are summarized as follows:

	December 31, 2018		December 31, 2017
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible lease assets and other assets:
Above-market leases	$28,165	$(24,890)	$38,798	$(31,245)
In-place leases	92,750	(78,796)	103,230	(78,854)
Tenant relationships	41,561	(10,135)	44,580	(9,719)
Accounts payable and accrued liabilities:
Below-market leases	63,719	(50,146)	69,990	(49,756)

These intangibles are related to specific tenant leases.  Should a termination occur earlier than the date indicated in the lease, the related unamortized intangible assets or liabilities, if any, related to the lease are recorded as expense or income, as applicable. The total net amortization expense of the above intangibles was $13,282, $13,256 and $8,687 in 2018, 2017 and 2016, respectively.  The estimated total net amortization expense for the next five succeeding years is $4,455 in 2019, $1,568 in 2020, $1,292 in 2021, $1,153 in 2022 and $928 in 2023.
Total interest expense capitalized was $3,225, $2,314 and $2,182 in 2018, 2017 and 2016, respectively.
Carrying Value of Long-Lived Assets
The Company monitors events or changes in circumstances that could indicate the carrying value of a long-lived asset may not be recoverable.  When indicators of potential impairment are present that suggest that the carrying amounts of a long-lived asset may not be recoverable, the Company assesses the recoverability of the asset by determining whether the asset’s carrying value will be recovered through the estimated undiscounted future cash flows expected from the Company’s probability weighted use of the asset and its eventual disposition. In the event that such undiscounted future cash flows do not exceed the carrying value, the Company adjusts the carrying value of the long-lived asset to its estimated fair value and recognizes an impairment loss.  The estimated fair value is calculated based on the following information, in order of preference, depending upon availability:  (Level 1) recently quoted market prices, (Level 2) market prices for comparable properties, or (Level 3) the present value of future cash flows, including estimated salvage value.  Certain of the Company’s long-lived assets may be carried at more than an amount that could be realized in a current disposition transaction.  Projections of expected future operating cash flows require that the Company estimates future market rental income amounts subsequent to expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the Property, and the number of years the Property is held for investment, among other factors. As these assumptions are subject to economic and market uncertainties, they are difficult to predict and are subject to future events that may alter the assumptions used or management’s estimates of future possible outcomes. Therefore, the future cash flows estimated in the Company’s impairment analyses may not be achieved. See Note 16 for information related to the impairment of long-lived assets for 2018, 2017 and 2016.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents.
 Restricted Cash
Restricted cash of $32,374 and $35,546 was included in intangible lease assets and other assets at December 31, 2018 and 2017, respectively.  Restricted cash consists primarily of cash held in escrow accounts for insurance, real estate taxes, capital expenditures and tenant allowances as required by the terms of certain mortgage notes payable.
Allowance for Doubtful Accounts
The Company periodically performs a detailed review of amounts due from tenants to determine if accounts receivable balances are realizable based on factors affecting the collectability of those balances. The Company’s estimate of the allowance for doubtful accounts requires management to exercise significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.  The Company recorded a provision for doubtful accounts of $4,817, $3,782 and $4,058 for 2018, 2017 and 2016, respectively.
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
Any differences between the cost of the Company’s investment in an unconsolidated affiliate and its underlying equity as reflected in the unconsolidated affiliate’s financial statements generally result from costs of the Company’s investment that are not reflected on the unconsolidated affiliate’s financial statements, capitalized interest on its investment and the Company’s share of development and leasing fees that are paid by the unconsolidated affiliate to the Company for development and leasing services provided to the unconsolidated affiliate during any development periods. At December 31, 2018 and 2017, the net difference between the Company’s investment in unconsolidated affiliates and the underlying equity of unconsolidated affiliates, which are amortized over a period equal to the useful life of the unconsolidated affiliates' asset/liability that is related to the basis difference, was $49,628 and $(6,038), respectively.
On a periodic basis, the Company assesses whether there are any indicators that the fair value of the Company's investments in unconsolidated affiliates may be impaired. An investment is impaired only if the Company’s estimate of the fair value of the investment is less than the carrying value of the investment and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. The Company's estimates of fair value for each investment are based on a number of assumptions that are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates, and operating costs. As these factors are difficult to predict and are subject to future events that may alter the Company’s assumptions, the fair values estimated in the impairment analyses may not be realized. No impairments of investments in unconsolidated affiliates were recorded in 2018, 2017 and 2016. The Company recorded a loss on investment in 2017. See Note 6 for additional information.
Deferred Financing Costs
Net deferred financing costs related to the Company's lines of credit of $2,005 and $3,301 were included in intangible lease assets and other assets at December 31, 2018 and 2017, respectively. Net deferred financing costs related to the Company's other indebtedness of $15,963 and $18,938 were included in net mortgage and other indebtedness at December 31, 2018 and 2017, respectively. Deferred financing costs include fees and costs incurred to obtain financing and are amortized on a straight-line basis to interest expense over the terms of the related indebtedness. Amortization expense related to deferred financing costs was $6,120, $5,918 and $5,010 in 2018, 2017 and 2016, respectively. Accumulated amortization of deferred financing costs was $22,098 and $16,269 as of December 31, 2018 and 2017, respectively.
Revenue Recognition
See Note 3 for a description of the Company's revenue streams and information related to the implementation of the new revenue guidance, which was adopted on January 1, 2018.
Gain on Sales of Real Estate Assets
Gains on the sale of real estate assets, like all non-lease related revenue, are subject to a five-step model requiring that the Company identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue upon satisfaction of the performance obligations. In circumstances where the Company contracts to sell a property with material post-sale involvement, such involvement must be accounted for as a separate performance obligation in the contract and a portion of the sales price allocated to each performance obligation. When the post-sale involvement performance obligation is satisfied, the portion of the sales price allocated to it will be recognized as gain on sale of real estate assets. Property dispositions with no continuing involvement will continue to be recognized upon closing of the sale.

Income Taxes
The Company is qualified as a REIT under the provisions of the Internal Revenue Code. To maintain qualification as a REIT, the Company is required to distribute at least 90% of its taxable income to shareholders and meet certain other requirements.
As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State tax expense was $4,147, $3,772 and $3,458 during 2018, 2017 and 2016, respectively.
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
The Company recorded an income tax benefit as follows for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Current tax benefit (provision)	$(1,354)	$6,459	$1,156
Deferred tax benefit (provision)	2,905	(4,526)	907
Income tax benefit	$1,551	$1,933	$2,063
The Company had a net deferred tax asset of $20,133, which included the $11,433 cumulative effect adjustment related to the adoption of ASU 2016-16 on January 1, 2018 (as described above), and $7,120 at December 31, 2018 and December 31, 2017, respectively. The net deferred tax asset at December 31, 2018 and 2017 is included in intangible lease assets and other assets. The Tax Cuts and Jobs Act was enacted on December 22, 2017 and reduced the U.S. federal corporate tax rate, among other provisions. The Company remeasured certain deferred tax assets, based on the rates at which they were expected to reverse in the future. The reduction, which was final not provisional, of $2,309 in its net deferred tax assets related to the tax law change. These deferred tax balances primarily consisted of net operating loss carryforwards, operating expense accruals and differences between book and tax depreciation.  As of December 31, 2018, tax years that generally remain subject to examination by the Company’s major tax jurisdictions include 2018, 2017, 2016 and 2015.
The Company reports any income tax penalties attributable to its Properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its consolidated statement of operations.  In addition, any interest incurred on tax assessments is reported as interest expense.  The Company incurred nominal interest and penalty amounts in 2018, 2017 and 2016.
 Concentration of Credit Risk
The Company’s tenants include national, regional and local retailers. Financial instruments that subject the Company to concentrations of credit risk consist primarily of tenant receivables. The Company generally does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of tenants. The Company derives a substantial portion of its rental income from various national and regional retail companies; however, no single tenant collectively accounted for more than 4.4% of the Company’s total consolidated revenues in 2018.

Earnings per Share and Earnings per Unit
Earnings per Share of the Company
Basic earnings per share ("EPS") is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potential dilutive common shares outstanding. The limited partners’ rights to convert their noncontrolling interests in the Operating Partnership into shares of common stock are not dilutive.
Performance stock units ("PSUs") are contingently issuable common shares and are included in earnings per share if the effect is dilutive. See Note 17 for a description of the long-term incentive program that these units relate to. The effect of 102,820 contingently issuable common shares related to PSUs for the year ended December 31, 2018 was excluded from the computation of diluted EPS because the effect would have been anti-dilutive. There were no potential dilutive common shares and no anti-dilutive shares for the year ended December 31, 2017. There were no anti-dilutive shares for the year ended December 31, 2016.
The following summarizes the impact of potential dilutive common shares on the denominator used to compute EPS for the year ended December 31, 2016:

Year Ended December 31, 2016
Denominator – basic	170,762
Effect of PSUs	74
Denominator – diluted	170,836
Earnings per Unit of the Operating Partnership
Basic earnings per unit ("EPU") is computed by dividing net income (loss) attributable to common unitholders by the weighted-average number of common units outstanding for the period. Diluted EPU assumes the issuance of common units for all potential dilutive common units outstanding. PSUs are contingently issuable common shares and are included in earnings per share if the effect is dilutive. See Note 17 for a description of the long-term incentive program that these units relate to. The effect of 102,820 contingently issuable common units related to PSUs for the year ended December 31, 2018 was excluded from the computation of diluted EPS because the effect would have been anti-dilutive. There were no potential dilutive common units and no anti-dilutive units for the year ended December 31, 2017. There were no anti-dilutive units for the year ended December 31, 2016.
The following summarizes the impact of potential dilutive common units on the denominator used to compute EPU for the year ended December 31, 2016:

Year Ended December 31, 2016
Denominator – basic	199,764
Effect of PSUs	74
Denominator – diluted	199,838
Comprehensive Income
Accumulated Other Comprehensive Income (Loss) of the Company
Comprehensive income (loss) of the Company included all changes in redeemable noncontrolling interests and total equity during the period, except those resulting from investments by shareholders and partners, distributions to shareholders and partners and redemption valuation adjustments. Other comprehensive income (loss) (“OCI/L”) included changes in unrealized gains (losses) on interest rate hedge agreements. The Company did not have any AOCI for the years ended December 31, 2018 and 2017.

The changes in the components of AOCI/L for the year ended December 31, 2016 were as follows:

	Redeemable Noncontrolling Interests	The Company	Noncontrolling Interests
	Unrealized Gains (Losses)
	Hedging Agreements	Hedging Agreements	Hedging Agreements	Total
Beginning balance, January 1, 2016	$433	$1,935	$(2,802)	$(434)
OCI before reclassifications	3	814	60	877
Amounts reclassified from AOCI (1)	(436)	(2,749)	2,742	(443)
Net year-to-date period OCI/L	(433)	(1,935)	2,802	434
Ending balance, December 31, 2016	$—	$—	$—	$—

(1)	Reclassified $443 of interest on cash flow hedges to interest expense in the consolidated statement of operations for the year ended December 31, 2016.
Accumulated Other Comprehensive Income (Loss) of the Operating Partnership
Comprehensive income (loss) of the Operating Partnership included all changes in redeemable common units and partners' capital during the period, except those resulting from investments by unitholders, distributions to unitholders and redemption valuation adjustments. OCI/L included changes in unrealized gains (losses) on interest rate hedge agreements. The Operating Partnership did not have any AOCI for the years ended December 31, 2018 and 2017.
The changes in the components of AOCI for the year ended December 31, 2016 were as follows:

	Redeemable Common Units	Partners' Capital
	Unrealized Gains (Losses)
	Hedging Agreements	Hedging Agreements	Total
Beginning balance, January 1, 2016	$434	$(868)	$(434)
OCI before reclassifications	3	874	877
Amounts reclassified from AOCI (1)	(437)	(6)	(443)
Net year-to-date period OCI/L	(434)	868	434
Ending balance, December 31, 2016	$—	$—	$—

(1)	Reclassified $443 of interest on cash flow hedges to interest expense in the consolidated statement of operations for the year ended December 31, 2016.
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
Contract Balances
A summary of the Company's contract assets activity during the year ended December 31, 2018 is presented below:

Contract Assets
Balance as of January 1, 2018 (1)	$460
Tenant openings	(740)
Executed leases	569
Balance as of December 31, 2018	$289

(1)
In conjunction with the initial entry to record contract assets, $166 was also recorded in investments in unconsolidated affiliates in the consolidated balance sheets to eliminate the Company's portion related to two unconsolidated affiliates.

A summary of the Company's contract liability activity during the year ended December 31, 2018 is presented below:

Contract Liability
Balance as of January 1, 2018	$98
Completed performance obligation	(176)
Contract obligation	343
Balance as of December 31, 2018	$265
The Company has the following contract balances as of December 31, 2018:

		Contract Balance	Expected Settlement Period
Description	Financial Statement Line Item		2019	2020	2021	2022	2023
Contract assets (1)	Management, development and leasing fees	$289	$(282)	$(3)	$—	$—	$(4)
Contract liability (2)	Other rents	265	(103)	(54)	(54)	(54)	—

(1)
Represents leasing fees recognized as revenue in the period in which the lease is executed. Under third party and unconsolidated affiliates' contracts, the remaining 50% of the commissions are paid when the tenant opens. The tenant typically opens within a year, unless the project is in development.

(2)	Relates to a contract with a vendor in which the Company received advance payments in the initial years of the multi-year contracts.

Revenues
Sales taxes are excluded from revenues. The following table presents the Company's revenues disaggregated by revenue source:

Year Ended December 31, 2018
Leasing revenues (1)	$829,113
Revenues from contracts with customers (ASC 606):
Operating expense reimbursements (2)	8,434
Management, development and leasing fees (3)	10,542
Marketing revenues (4)	6,286
25,262

Other revenues (5)	4,182
Total revenues	$858,557

(1)	Revenues from leases are accounted for in accordance with ASC 840, Leases.

(2)	Included $5,873 in the Malls segment and $2,561 in the All Other segment for the year ended December 31, 2018. See description below.

(3)	Included in All Other segment.

(4)	Included $6,255 in the Malls segment and $31 in the All Other segment for the year ended December 31, 2018.

(5)	Represents miscellaneous and other income.
See Note 12 for information on the Company's segments.
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
The Company receives reimbursements from tenants for CAM and other recoverable operating expenses as provided in the lease agreements. Tenant reimbursements are recognized when earned in accordance with the tenant lease agreements. Tenant reimbursements related to certain capital expenditures are billed to tenants over periods of 5 to 15 years and are recognized as revenue in accordance with the underlying lease terms.
Revenue from Contracts with Customers
Operating expense reimbursements
Under operating and other agreements with third parties, which own anchor or outparcel buildings at the Company's properties and pay no rent, the Company receives reimbursements for certain operating expenses such as utilities, ring road and parking area maintenance, landscaping and other fees. These arrangements are primarily either set at a fixed rate with rate increases typically every five years or are on a variable (pro rata) basis, typically as a percentage of costs allocated based on square footage or sales. The majority of these contracts have an initial term and one or more extension options, which cumulatively approximate 50 or more years. The initial term and any extension options are typically reasonably certain of being executed by the third party. The standalone selling price of each performance obligation is determined based on the terms of the contract, which typically assigns a price to each performance obligation that directly relates to the value the customer receives for the services being provided.

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
Management, development and leasing fees
The Company earns revenue from contracts with third parties and unconsolidated affiliates for property management, leasing, development and other services. These contracts are accounted for on a month-to-month basis if the agreement does not contain substantive penalties for termination. The majority of the Company's contracts with customers are accounted for on a month-to-month basis. The standalone selling price of each performance obligation is determined based on the terms of the contract, which typically assigns a price to each performance obligation that directly relates to the value the customer receives for the services being provided. These contracts generally are for the following:

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
Outstanding Performance Obligations
The Company has outstanding performance obligations related to certain noncancellable contracts with customers for which it will receive pro rata operating expense reimbursements for providing certain maintenance and other services as described above. As of December 31, 2018, the Company expects to recognize these amounts as revenue over the following periods:

Performance obligation	Less than 5 years	5-20 years	Over 20 years	Total
Pro rata operating expense reimbursements	$769	$5,599	$48,277	$54,645
The Company evaluates its performance obligations each period and makes adjustments to reflect any known additions or cancellations. For the performance obligations which relate to variable consideration based on sales, the Company includes such revenue only to the extent it is probable that a significant reversal in the cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
NOTE 4. ACQUISITIONS
Since the adoption of ASU 2017-01, Clarifying the Definition of a Business, as of January 1, 2017, the Company's acquisitions of shopping center and other properties have been accounted for as acquisitions of assets. The Company includes the results of operations of real estate assets acquired in the consolidated statements of operations from the date of the related acquisition. The pro forma effect of these acquisitions was not material. The Company did not acquire any consolidated shopping center properties during the year ended December 31, 2016.
2018 Acquisition
In February 2018, the Company acquired the Westmoreland Mall Bon-Ton location for $3,250.
2017 Acquisitions
JG Gulf Coast LLC
In December 2017, the Company was assigned its partner's 50% interest in Gulf Coast Town Center - Phase III for no consideration. The unconsolidated affiliate was previously accounted for using the equity method of accounting (see Note 6). As of the December 31, 2017 assignment date, the wholly-owned joint venture was accounted for on a consolidated basis in the Company's operations. The Company recorded $2,818 of net assets at their carry-over basis, which included $4,118 related to a mortgage note payable to the Company. The Property was sold in March 2018. See Note 5 for more information.
Sears and Macy's stores
In January 2017, the Company acquired several Sears and Macy's stores, which included land, buildings and improvements, for future redevelopment at the related malls.
The Company purchased five Sears department stores and two Sears Auto Centers for $72,765 in cash, which included $265 of capitalized transaction costs. Sears continued to operate the department stores in 2017 under new ten-year leases for which the Company received aggregate annual base rent of $5,075. Annual base rent was to be reduced by 0.25% for the third through tenth years of the leases. Sears was responsible for paying CAM charges, taxes, insurance and utilities under the terms of the leases. The Company had the right to terminate each Sears lease at any time (except November 15 through January 15, in any given year), with six month's advance notice. With six month's advance notice, Sears had the right to terminate one lease after a four-year period and could terminate the four other leases after a two-year period.

Of the five sale leasebacks described above, one of these locations closed in 2018. The Company terminated the Sears lease and began construction on the redevelopment of the former Sears store at Brookfield Square in 2018. Three other Sears stores also closed subsequent to December 31, 2018 leaving one remaining open Sears location of the five sale leasebacks. The Company expects to start construction on the redevelopment of the former Sears at Hamilton Place in spring 2019 and is in the planning stages for the redevelopment of the remaining locations. The leases on the Sears Auto Centers were subsequently terminated by the Company, in accordance with the terms of the Company's agreement with Sears, and the locations are currently under redevelopment.
The Company also acquired four Macy's stores in 2017 for $7,034 in cash, which included $34 of capitalized transaction costs. Three of these locations closed in March 2017, with two of these in redevelopment in 2018. The Company entered into a lease with Macy's at the fourth store under which Macy's will continue to operate the store through March 2019 for annual base rent and fixed CAM charges of $19 per year, subject to certain operating covenants. If Macy's ceases to operate at this location, the Company will be reimbursed for the pro rata portion of the amount paid for the operating covenant based on the remaining lease term.
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

NOTE 5. DISPOSITIONS AND HELD FOR SALE
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
2018 Dispositions
Net proceeds realized from the 2018 dispositions listed below were used to reduce the outstanding balances on the Company's credit facilities, unless otherwise noted. The following is a summary of the Company's 2018 dispositions:

				Sales Price		Gain (Loss)
Sales Date	Property	Property Type	Location	Gross	Net
March	Gulf Coast Town Center - Phase III	All Other	Ft. Myers, FL	$9,000	$8,769	$2,236
July	Janesville Mall (1)	Mall	Janesville, WI	18,000	17,783	—
August	Statesboro Crossing (2)	All Other	Statesboro, GA	21,500	10,532	3,215
October	Parkway Plaza	All Other	Fort Oglethorpe, GA	16,500	16,318	1,419
November	College Square (3)	Mall	Morristown, TN	—	—	742
Various	Prior Sales Adjustments	Mall / All Other		—	—	(141)
				$65,000	$53,402	$7,471

(1)
The Company recognized a loss on impairment of $18,061 in 2018 when it adjusted the book value of the mall to its estimated fair value based upon a contract with a third party buyer, adjusted to reflect disposition costs. See Note 16.

(2)
In conjunction with the sale of this 50/50 consolidated joint venture, the loan secured by the community center was retired. See Note 7 for more information. The Company received 100% of the net proceeds from the sale in accordance with the terms of the joint venture agreement.

(3)
The Company received additional consideration per the terms of the sales contract related to the completion of an outparcel construction project. See 2017 Dispositions below for discussion of the sale of College Square in 2017.

The Company also realized a gain of $11,530 primarily related to the sale of 12 outparcels and from several outparcels sold through eminent domain proceedings during the year ended December 31, 2018.
Subsequent to December 31, 2018, Acadiana Mall was transferred to the lender in exchange for the extinguishment of the non-recourse debt. See Note 20 for additional information.
2018 Held for Sale
Cary Towne Center was classified as held for sale at December 31, 2018 and the $30,971 on the consolidated balance sheet represents the Company's net investment in real estate assets at December 31, 2018, which approximates 0.6% of the Company's total assets as of December 31, 2018. A nonrecourse loan secured by Cary Towne Center with a principal balance of $43,716 as of December 31, 2018 is classified on the Company's consolidated balance sheet as liabilities related to assets held for sale.
Subsequent to December 31, 2018, the mall was sold. See Note 20 for additional information.
2017 Dispositions
Net proceeds realized from the 2017 dispositions were used to reduce the outstanding balances on the Company's credit facilities, unless otherwise noted. The following is a summary of the Company's 2017 dispositions by sale:

				Sales Price		Gain
Sales Date	Property	Property Type	Location	Gross	Net
January	One Oyster Point & Two Oyster Point (1)	All Other	Newport News, VA	$6,250	$6,142	$—
April	The Outlet Shoppes at Oklahoma City (2)	Mall	Oklahoma City, OK	130,000	55,368	75,434
May	College Square & Foothills Mall (3)	Mall	Morristown, TN / Maryville, TN	53,500	50,566	546
				$189,750	$112,076	$75,980

(1)	See Note 16 for information on the impairment loss related to these Properties that was recognized in 2016.

(2)
In conjunction with the sale of this 75/25 consolidated joint venture, three loans secured by the mall were retired. See Note 7 for more information. The Company's share of the gain from the sale was approximately $48,800. In accordance with the joint venture agreement, the joint venture partner received a priority return of $7,477 from the proceeds of the sale.

(3)
The Company recognized a gain of $1,994 in the second quarter of 2017 upon the sale of the malls. This gain was partially reduced in the third quarter of 2017 due to construction costs of $1,448 not previously considered.

The Company also realized a gain of $17,812 primarily related to the sale of 12 outparcels during the year ended December 31, 2017.
The Company recognized a gain on extinguishment of debt for the Properties listed below, which represented the amount by which the outstanding debt balance exceeded the net book value of the Property as of the transfer date. The respective mortgage lender completed the foreclosure process and received title to the mall listed below in satisfaction of the non-recourse debt secured by the Property. See Note 7 for additional information. See Note 16 for information on previous impairment losses related to Midland Mall and Wausau Center.
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

(1)
The Company sold a 75% interest in River Ridge Mall and recorded a loss on impairment of $9,510 to adjust the book value of the mall to its estimated net sales price based upon a signed contract with a third party buyer, adjusted to reflect estimated disposition costs. An additional loss on impairment of $84 was recognized in December 2016 to reflect actual closing costs. The Company retained a 25% ownership interest in the mall, which was included in investments in unconsolidated affiliates on the Company's consolidated balance sheet. The Company sold its remaining interest in 2017. See Note 6 for more information.

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

The Company also realized a gain of $21,385 primarily related to the sale of 18 outparcels, $2,184 related to a parking deck project, $1,621 from a parcel project at The Outlet Shoppes at Atlanta and $657 in contingent consideration earned in 2016 related to the sale of EastGate Crossing.
See Note 16 for additional information related to the impairment losses described above.
NOTE 6. UNCONSOLIDATED AFFILIATES AND COST METHOD INVESTMENT
Unconsolidated Affiliates
Although the Company had majority ownership of certain joint ventures during 2018, 2017 and 2016, it evaluated the investments and concluded that the other partners or owners in these joint ventures had substantive participating rights, such as approvals of:

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
At December 31, 2018, the Company had investments in 21 entities, which are accounted for using the equity method of accounting. The Company's ownership interest in these unconsolidated affiliates ranges from 10.0% to 65.0%. Of these entities, 15 are owned in 50/50 joint ventures.
2018 Activity - Unconsolidated Affiliates
Continental 425 Fund LLC
In December 2018, the Company contributed land valued at $6,000 and cash of $7 in exchange for a 43.5% interest in Continental 425 Fund LLC. The land contributed is adjacent to The Pavilion at Port Orange, a community center located in Port Orange, FL, and will be used in the development of an apartment complex. The unconsolidated affiliate is a variable interest entity.
G&I VIII CBL Triangle LLC
In September 2018, G&I VIII CBL Triangle LLC recognized an impairment of $89,826 to write down Triangle Town Center's net book value of $123,453 to its estimated fair value of approximately $33,600. Management determined the fair value using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of 10 years, with a sale occurring at the end of the holding period, a capitalization rate of 15% and a discount rate of 15%. The mall has experienced declining tenant sales over the past few years and is facing challenges from store closures. The Company recorded $1,022 as its share of the loss on impairment recognized by the unconsolidated joint venture, which reduced the carrying value of the Company's investment in the joint venture to zero in the third quarter of 2018.
Self Storage at Mid Rivers, LLC
In April 2018, the Company entered into a 50/50 joint venture, Self Storage at Mid Rivers, LLC, to develop a self-storage facility adjacent to Mid Rivers Mall. The Company recorded a $387 gain related to land that it contributed to the joint venture. The unconsolidated affiliate is a variable interest entity. In conjunction with the formation of the joint venture, the unconsolidated affiliate closed on a construction loan. See details below under 2018 Financings.
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
Shoppes at Eagle Point, LLC
The Company formed a 50/50 unconsolidated joint venture, Shoppes at Eagle Point, LLC, to develop, own and operate a community center located in Cookeville, TN. In the third quarter of 2017, the land was acquired and construction began. The community center opened in November 2018. The partners contributed aggregate initial equity of $1,031. See 2017 Financings below for information on a construction loan.
EastGate Storage, LLC
In November 2017, the Company entered into a 50/50 joint venture, EastGate Storage, LLC with an unaffiliated partner to develop a self-storage facility adjacent to EastGate Mall. The Company contributed land with a fair value of $1,134 and the partner is equalizing through cash contributions. In conjunction with the formation of the joint venture, the unconsolidated affiliate closed on a construction loan. See details below in 2017 Financings. The self-storage facility opened in September 2018.

JG Gulf Coast Town Center LLC - Phase III
    In December 2017, the Company entered into an assignment and assumption agreement with the Company's partner in the JG Gulf Coast Town Center LLC joint venture. Under the terms of the agreement, the Company was assigned the rights and assumed the obligations of its joint venture partner with respect to its 50% interest in Gulf Coast Town Center - Phase III, a community center located in Ft. Meyers, FL. See Note 4 for more information. The property was sold in March 2018. See Note 5 for details.
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
G&I VIII CBL Triangle LLC is a 10/90 joint venture, formed in the first quarter of 2016, between the Company and DRA Advisors, which acquired Triangle Town Center, Triangle Town Commons and Triangle Town Place from an existing 50/50 joint venture, Triangle Town Member LLC, between the Company and The R.E. Jacobs Group for $174,000, including the assumption of the $171,092 loan, of which each selling partner's share was $85,546 as of the closing date. Triangle Town Member LLC recognized a gain on sale of real estate assets of $80,979 in connection with the sale of its interests to G&I VIII CBL Triangle LLC. Concurrent with the formation of the new joint venture, the new entity closed on a modification and restructuring of the $171,092 loan, of which the Company's share was $17,109. The Company also made an equity contribution of $3,060 to the joint venture at closing. The Company continues to lease and manage the remaining Properties. The loan is in default as of December 31, 2018.
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
The Company had accounted for the formation of River Ridge as the sale of a partial interest and recorded a loss on impairment of $9,594 in 2016, which included a reserve of $2,100 for future capital expenditures. See Note 5 and Note 16 for more information. The Company continued to manage and lease the mall until the sale of its 25% interest in the third quarter of 2017 as described above.
Condensed Combined Financial Statements - Unconsolidated Affiliates
Condensed combined financial statement information of the unconsolidated affiliates is as follows:

	December 31,
	2018	2017
ASSETS:
Investment in real estate assets	$2,097,088	$2,089,262
Accumulated depreciation	(674,275)	(618,922)
	1,422,813	1,470,340
Developments in progress	12,569	36,765
Net investment in real estate assets	1,435,382	1,507,105
Other assets	188,521	201,114
Total assets	$1,623,903	$1,708,219
LIABILITIES:
Mortgage and other indebtedness, net	$1,319,949	$1,248,817
Other liabilities	39,777	41,291
Total liabilities	1,359,726	1,290,108
OWNERS' EQUITY:
The Company	191,050	216,292
Other investors	73,127	201,819
Total owners' equity	264,177	418,111
Total liabilities and owners’ equity	$1,623,903	$1,708,219

	Year Ended December 31,
	2018	2017	2016
Total revenues	$225,073	$236,607	$250,361
Depreciation and amortization	(78,174)	(80,102)	(83,640)
Other operating expenses	(72,056)	(71,293)	(76,328)
Interest and other income	1,415	1,671	1,352
Interest expense	(52,803)	(51,843)	(55,227)
Gain on extinguishment of debt	—	—	62,901
Loss on impairment	(89,826)	—	—
Gain on sales of real estate assets	3,056	555	160,977
Net income (loss) (1)	$(63,315)	$35,595	$260,396

(1)
The Company's pro rata share of net income is $14,677, $22,939 and $117,533 for the years ended December 31, 2018, 2017 and 2016, respectively, and is included in equity in earnings of unconsolidated affiliates in the consolidated statements of operations.

Financings - Unconsolidated Affiliates
See Note 15 for a description of guarantees the Operating Partnership has issued related to the unconsolidated affiliates listed below.
2018 Financings
The Company's unconsolidated affiliates had the following loan activity in 2018:

Date	Property	Stated Interest Rate	Maturity Date (1)	Total Borrowing Capacity at 100%
April	CoolSprings Galleria (2)	4.84%	May 2028	$155,000
April	Self-storage development - Mid Rivers Mall (3)	LIBOR + 2.75%	April 2023	5,987
May	Hammock Landing - Phase I	LIBOR + 2.25%	February 2021 (4)	41,997
May	Hammock Landing - Phase II	LIBOR + 2.25%	February 2021 (4)	16,217
May	The Pavilion at Port Orange	LIBOR + 2.25%	February 2021 (4)	56,738

(1)	Excludes any extension options.

(2)
CBL/T-C, LLC, a 50/50 joint venture, closed on a non-recourse loan secured by CoolSprings Galleria. Proceeds from the loan were used to retire an existing $97,732 loan, which was due to mature in June 2018. See 2018 Loan Repayments below for more information. The Company's share of excess proceeds were used to reduce outstanding balances on its credit facilities.

(3)
Self Storage at Mid Rivers, LLC, a 50/50 joint venture, closed on a construction loan with a total borrowing capacity of up to $5,987 for the development of a climate controlled self-storage facility adjacent to Mid Rivers Mall in St. Peters, MO. The Operating Partnership has guaranteed 100% of the loan.

(4)
The loans were amended to extend the maturity date to February 2021. Each loan has two one-year extension options, available at the unconsolidated affiliate's election, for an outside maturity date of February 2023. The interest rate increased from a variable rate of LIBOR plus 2.0%. The Operating Partnership's guaranty also increased to 50%.

2017 Financings
The Company's unconsolidated affiliates had the following loan activity in 2017:

Date	Property	Stated Interest Rate	Maturity Date (1)	Total Borrowing Capacity at 100%
August	Ambassador Town Center - Infrastructure Improvements (2)	LIBOR + 2.0%	August 2020	$11,035
October	The Shoppes at Eagle Point (3)	LIBOR + 2.75%	October 2020	36,400
December	Self-storage development - EastGate Mall (4)	LIBOR + 2.75%	December 2022	6,500

(1)	Excludes any extension options.

(2)
The loan was amended and modified to extend the maturity date. The Operating Partnership has guaranteed 100% of the loan. The unconsolidated affiliate has an interest rate swap on the notional amount of the loan, amortizing to $9,360 over the term of the swap, to effectively fix the interest rate to 3.74%.

(3)
Shoppes at Eagle Point, LLC closed on a construction loan for the development of The Shoppes at Eagle Point, a community center located in Cookeville, TN. The Operating Partnership has guaranteed 100% of the loan. The loan has one two-year extension option available at the unconsolidated affiliate's election, subject to compliance with the terms of the loan. Construction was completed in the fourth quarter of 2018. The interest rate will be reduced to a variable-rate of LIBOR plus 2.35% once certain debt and operational metrics are met.

(4)
EastGate Storage, LLC closed on a construction loan for the development of a climate controlled self-storage facility adjacent to EastGate Mall in Cincinnati, OH. The loan is interest only through November 2020. The Operating Partnership has guaranteed 100% of the loan.

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

(1)
The Company loaned the unconsolidated affiliate, JG Gulf Coast Town Center, LLC, the amount necessary to retire the loan and received a mortgage note receivable in return. In December 2017, the Company's partner assigned its 50% interest in the Property to the Company. See Note 4 above for more information. This intercompany loan was eliminated in consolidation as of December 31, 2017 since the Property became wholly-owned by the Company.

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

NOTE 7. MORTGAGE AND OTHER INDEBTEDNESS, NET
Debt of the Company
CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that it has a direct or indirect ownership interest in, is the borrower on all of the Company's debt.
CBL is a limited guarantor of the Senior Unsecured Notes, as described below, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. The Company also provided a similar limited guarantee of the Operating Partnership's obligations with respect to its unsecured credit facilities and three unsecured term loans as of December 31, 2018.
Subsequent to December 31, 2018, the Company closed on a new secured credit facility that replaced its unsecured lines of credit and unsecured term loans. See Note 20 for additional information.
Debt of the Operating Partnership
Mortgage and other indebtedness consisted of the following:

	December 31, 2018		December 31, 2017
	Amount	Weighted-Average Interest Rate (1)	Amount	Weighted-Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating Properties	$1,783,097	5.33%	$1,796,203	5.33%
Senior unsecured notes due 2023 (2)	447,423	5.25%	446,976	5.25%
Senior unsecured notes due 2024 (3)	299,953	4.60%	299,946	4.60%
Senior unsecured notes due 2026 (4)	616,635	5.95%	615,848	5.95%
Total fixed-rate debt	3,147,108	5.37%	3,158,973	5.37%
Variable-rate debt:
Non-recourse loans on operating Properties	—	—%	10,836	3.37%
Recourse loans on operating Properties	68,607	4.97%	101,187	4.00%
Construction loan	8,172	5.25%	—	—%
Unsecured lines of credit (5)	183,972	3.90%	93,787	2.56%
Unsecured term loans (5)	695,000	4.21%	885,000	2.81%
Total variable-rate debt	955,751	4.21%	1,090,810	2.90%
Total fixed-rate and variable-rate debt	4,102,859	5.10%	4,249,783	4.74%
Unamortized deferred financing costs	(15,963)		(18,938)
Liabilities related to assets held for sale (6)	(43,716)		—
Total mortgage and other indebtedness, net	$4,043,180		$4,230,845

(1)	Weighted-average interest rate includes the effect of debt premiums and discounts, but excludes amortization of deferred financing costs.

(2)	The balance is net of an unamortized discount of $2,577 and $3,024, as of December 31, 2018 and 2017, respectively.

(3)	The balance is net of an unamortized discount of $47 and $54, as of December 31, 2018 and 2017, respectively.

(4)	The balance is net of an unamortized discount of $8,365 and $9,152 as of December 31, 2018 and 2017, respectively.

(5)	The Company closed on a new secured credit facility subsequent to December 31, 2018 that replaced its unsecured lines of credit and unsecured term loans. See Note 20 for additional information.

(6)
Represents a non-recourse mortgage loan secured by Cary Towne Center that is classified on the consolidated balance sheet as liabilities related to assets held for sale. The mall was sold subsequent to December 31, 2018. See Note 20 for more information.

Non-recourse and recourse term loans include loans that are secured by Properties owned by the Company that have a net carrying value of $1,779,565 at December 31, 2018.

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

(2)
Interest is payable semiannually in arrears. The interest rate for the 2024 Notes and the 2023 Notes is subject to an increase ranging from 0.25% to 1.00% from time to time if, on or after January 1, 2016 and prior to January 1, 2020, the ratio of secured debt to total assets of the Company, as defined, is greater than 40% but less than 45%. The required ratio of secured debt to total assets for the 2026 Notes is 40% or less. As of December 31, 2018, this ratio was 24%.

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

Unsecured Lines of Credit
The Company had three unsecured credit facilities that were used for retirement of secured loans, repayment of term loans, working capital, construction and acquisition purposes, and issuances of letters of credit.
Each facility bore interest at LIBOR plus a spread of 0.875% to 1.550% based on credit ratings for the Operating Partnership's senior unsecured long-term indebtedness. As of December 31, 2018, the Operating Partnership's interest rate based on the credit ratings of its unsecured long-term indebtedness of Ba1 from Moody's Investors Service ("Moody's"), BB+ from Standard & Poor's Rating Services ("S&P") and BB- from Fitch Ratings ("Fitch"), was LIBOR plus 1.550%.
Additionally, the Company paid an annual facility fee on the full commitment that ranged from 0.125% to 0.300%, based on the credit ratings described above. As of December 31, 2018, the annual facility fee was 0.30%. The three unsecured lines of credit had a weighted-average interest rate of 3.90% at December 31, 2018.
The following summarizes certain information about the Company's unsecured lines of credit as of December 31, 2018:

	Total Capacity		Total Outstanding		Maturity Date	Extended Maturity Date
Wells Fargo - Facility A	$500,000	(1)	$—		October 2019	October 2020	(2)
First Tennessee	100,000	(3)	51,896		October 2019	October 2020	(4)
Wells Fargo - Facility B	500,000	(1)	132,076	(5)	October 2020
	$1,100,000		$183,972

(1)	Up to $30,000 of the capacity on this facility could be used for letters of credit.

(2)
The extension option on the facility was at the Company's election, subject to continued compliance with the terms of the facility, and had a one-time extension fee of 0.15% of the commitment amount of the credit facility.

(3)	Up to $20,000 of the capacity on this facility could be used for letters of credit.

(4)
The extension option on the facility was at the Company's election, subject to continued compliance with the terms of the facility, and had a one-time extension fee of 0.20% of the commitment amount of the credit facility.

(5)	There was $4,833 outstanding on this facility as of December 31, 2018 for letters of credit.

Subsequent to December 31, 2018, the unsecured lines of credit were replaced with a secured line of credit. See Note 20.
Unsecured Term Loans
The following summarizes certain information about the Company's unsecured term loans as of December 31, 2018:

	Total Outstanding	Interest Rate Spread	Interest Rate	Maturity Date		Extended Maturity Date
Wells Fargo - $350,000 term loan	$350,000	LIBOR + 1.75%	4.10%	October 2019	(1)
Wells Fargo - $300,000 term loan	300,000	LIBOR + 2.00%	4.35%	July 2020		July 2022	(2)
First Tennessee - $45,000 term loan	45,000	LIBOR + 1.65%	4.17%	June 2021		June 2022
	$695,000

(1)	In October 2018, the Company exercised its option to extend the maturity date to October 2019.

(2)	The loan had two one-year extension options, the second of which was at the lender's discretion.
Subsequent to December 31, 2018, the Company's unsecured term loans were replaced with a new secured term loan. See Note 20 for more information.
Fixed-Rate Debt
As of December 31, 2018, fixed-rate loans on operating Properties bear interest at stated rates ranging from 4.00% to 8.00%. Fixed-rate loans on operating Properties generally provide for monthly payments of principal and/or interest and mature at various dates through October 2028, with a weighted-average maturity of 3.0 years.
2018 Financings
The following table presents the fixed-rate loans secured by the related consolidated Properties that were entered into in 2018:

Date	Property	Stated Interest Rate	Maturity Date	Amount Financed or Extended
August	Hickory Point Mall (1)	5.85%	December 2019	$27,446
September	The Outlet Shoppes at El Paso (2)	5.10%	October 2028	75,000
				$102,446

(1)	The Company exercised the extension option under the mortgage loan.

(2)
The Company owns the property in a 75/25 consolidated joint venture. A portion of the proceeds from the non-recourse loan was used to retire a recourse loan secured by Phase II of The Outlet Shoppes at El Paso as described below.

Loan Repayments
The Company repaid the following fixed-rate loans, secured by the related consolidated Properties, in 2018 and 2017:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
2018:
January	Kirkwood Mall	5.75%	April 2018	$37,295

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
2017:
January	The Plaza at Fayette	5.67%	April 2017	$37,146
January	The Shoppes at St. Clair Square	5.67%	April 2017	18,827
February	Hamilton Corner	5.67%	April 2017	14,227
March	Layton Hills Mall	5.66%	April 2017	89,526
April	The Outlet Shoppes at Oklahoma City (2)	5.73%	January 2022	53,386
April	The Outlet Shoppes at Oklahoma City - Phase II (2)	3.53%	April 2019	5,545
April	The Outlet Shoppes at Oklahoma City - Phase III (2)	3.53%	April 2019	2,704
September	Hanes Mall (3)	6.99%	October 2018	144,325
September	The Outlet Shoppes at El Paso	7.06%	December 2017	61,561
				$427,247

(1)	The Company retired the loans with borrowings from its credit facilities unless otherwise noted.

(2)
The loan was retired in conjunction with the sale of the Property which secured the loan. The Company recorded an $8,500 loss on extinguishment of debt due to a prepayment fee on the early retirement. See Note 5 for more information.

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
Other
On June 4, 2018, the $43,716 interest-only non-recourse loan that was secured by Cary Towne Center matured and was in default as of December 31, 2018. In August 2018, the Company and the lender executed a forbearance agreement. See Note 16 for more information on the loss and impairment of real estate that the Company recorded in June 2018. Subsequent to December 31, 2018, the mall was sold. See Note 20 for more information.
In conjunction with the divestiture of the Company's interests in a consolidated joint venture, the Company was relieved of its funding obligation related to the loan secured by vacant land owned by the joint venture, which had a principal balance of $2,466 upon the disposition of its interests in 2017. See Note 13 and Note 16 for more information.
Variable-Rate Debt
Term loans for the Company’s operating Properties bear interest at variable interest rates indexed to LIBOR. At December 31, 2018, interest rates on such variable-rate loans varied from 4.85% to 5.00%. These loans mature at various dates from May 2019 to July 2020, with a weighted-average maturity of 0.6 years, and have extension options of up to two years.

2018 Loan Repayments
The Company repaid the following variable-rate loans, secured by the related consolidated properties in 2018:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
August	Statesboro Crossing (2)	4.24%	June 2019	$10,753
September	The Outlet Shoppes at El Paso - Phase II (3)	4.73%	December 2018	6,525
				$17,278

(1)	The Company retired the loans with borrowings from its credit facilities unless otherwise noted.

(2)	The loan was retired in conjunction with the sale of the property that secured the loan. See Note 5 for more information.

(3)	The loan secured by the Property was retired when the joint venture closed on a new fixed-rate loan in September 2018 as described above.
2017 Financing
The following table presents the variable-rate loan, secured by the related consolidated Property, that was extended in 2017:

Date	Property	Stated Interest Rate	Maturity Date	Amount Extended
March	Statesboro Crossing (1)	LIBOR + 1.80%	June 2018	$10,930

(1)	The Company exercised the extension option under the mortgage loan. The loan was retired in conjunction with the sale of the property as described above.
2018 Construction Loan
Financing
The following table presents the construction loan, secured by the related consolidated Property, that was entered into in 2018:

Date	Property	Stated Interest Rate	Maturity Date		Total Borrowing Capacity
October	Brookfield Square Anchor Redevelopment	LIBOR + 2.9%	October 2021	(1)	$29,400

(1)	The loan has one 12-month extension option for an outside maturity date of October 2022.
Financial Covenants and Restrictions
The agreements for the unsecured lines of credit, the Notes and unsecured term loans contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum unencumbered asset and interest ratios, maximum secured indebtedness ratios, maximum total indebtedness ratios and limitations on cash flow distributions.  The agreements for the Notes described above contain default provisions customary for transactions of this nature (with applicable customary grace periods). Additionally, any default in the payment of any recourse indebtedness greater than or equal to $50,000 of the Operating Partnership will constitute an event of default under the Notes. The Company believes that it was in compliance with all financial covenants and restrictions at December 31, 2018.
Subsequent to December 31, 2018, the Company entered into a senior secured credit facility that replaced its unsecured lines of credit and unsecured term loans. The senior secured credit facility contains, among other restrictions, various restrictive covenants that are defined and computed on the same basis as the covenants required under the Notes. See Note 20 for more information on this financing.

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
Scheduled Principal Payments
As of December 31, 2018, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, including construction loans and lines of credit, are as follows:

2019	$664,093
2020	640,330
2021	507,582
2022	432,638
2023	522,905
Thereafter	1,182,824
3,950,372
Net unamortized discounts and premium	(10,989)
Unamortized deferred financing costs	(15,963)
Principal balance of loan secured by Lender Malls in foreclosure (1)	163,476
Liabilities related to assets held for sale	(43,716)
Total mortgage and other indebtedness, net	$4,043,180

(1)
Represents the aggregate principal balance as of December 31, 2018 of two non-recourse loans, secured by Acadiana Mall, which was in receivership, and Cary Towne Center, which was in default. The loan secured by Acadiana Mall and Cary Towne Center matured in April 2017 and June 2018, respectively. Subsequent to December 31, 2018, Acadiana Mall was transferred to the lender through a deed-in-lieu of foreclosure, and the lender received the sales proceeds from Cary Towne Center. See Note 20 for more information.

Of the $664,093 of scheduled principal payments in 2019, $220,031 relates to the maturing principal balances of six operating Property loans, $350,000 represented the principal balance of one unsecured term loan, $51,896 represented the principal balance of one unsecured line of credit and $42,166 relates to scheduled principal amortization. Of the 2019 maturities, one operating Property loan with a principal balance of $68,101 has a one-year extension option, one Operating Property loan with a principal balance of $54,550 has one two-year extension option and the $51,896 unsecured line of credit and $350,000 unsecured term loan were replaced with a secured line of credit and term loan subsequent to December 31, 2018 (see Note 20), leaving approximately $97,380 of loan maturities in 2019 that must be retired or refinanced.
Additionally, subject to the need to maintain compliance with all applicable debt covenants, the Operating Partnership, or any affiliate of the Operating Partnership, may at any time, or from time to time, repurchase outstanding Notes in the open market or otherwise. Such Notes may, at the option of the Operating Partnership or the relevant affiliate of the Operating Partnership, be held, resold or surrendered to the Trustee for cancellation.
NOTE 8. SHAREHOLDERS’ EQUITY AND PARTNERS' CAPITAL
Common Stock and Common Units
The Company's authorized common stock consists of 350,000,000 shares at $0.01 par value per share. The Company had 172,656,458 and 171,088,778 shares of common stock issued and outstanding as of December 31, 2018 and 2017, respectively.
Partners in the Operating Partnership hold their ownership through common and special common units of limited partnership interest, hereinafter referred to as "common units." A common unit and a share of CBL's common stock have essentially the same economic characteristics, as they effectively participate equally in the net income and distributions of the Operating Partnership, except for certain special common units as disclosed in Note 9. For each share of common stock issued by CBL, the Operating Partnership has issued a corresponding number of common units to CBL in exchange for the proceeds from the stock issuance. The Operating Partnership had 199,414,863 and 199,297,151 common units outstanding as of December 31, 2018 and 2017, respectively.
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
Since inception, the Company has sold $211,493 shares of common stock through the ATM program, at a weighted-average sales price of $25.12, generating net proceeds of $209,596, which were used to reduce the balances on the Company's credit facilities. Since the commencement of the ATM program, the Company has issued 8,419,298 shares of common stock and approximately $88,507 remains available that may be sold under this program as of December 31, 2018. The Company has not sold any shares under the ATM program since 2013. Actual future sales under this program, if any, will depend on a variety of factors including but not limited to market conditions, the trading price of CBL's common stock and the Company's capital needs. The Company has no obligation to sell the remaining shares available under the ATM program.
Common Unit Activity
During 2018, the Operating Partnership elected to pay cash of $2,246 to two holders of 526,510 common units in the Operating Partnership upon the exercise of their conversion rights. The Company also issued 915,338 shares of common stock to a holder of 915,338 common units of limited partnership interest in the Operating Partnership in connection with the exercise of the holder's contractual exchange rights.
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
The Company has 6,900,000 depositary shares, each representing 1/10th of a share of CBL's 6.625% Series E Preferred Stock with a par value of $0.01 per share, outstanding as of December 31, 2018 and 2017. The Series E Preferred Stock has a liquidation preference of $250.00 per share ($25.00 per depositary share). The dividends on the Series E Preferred Stock are cumulative, accrue from the date of issuance and are payable quarterly in arrears at a rate of $16.5625 per share ($1.65625 per depositary share) per annum. The Series E Preferred Stock generally has no stated maturity, is not subject to any sinking fund or mandatory redemption, and is not convertible into any other securities of the Company, except under certain circumstances in connection with a change of control. Owners of the depositary shares representing Series E Preferred Stock generally have no voting rights except under dividend default. The Company may redeem shares, in whole or in part, at any time for a cash redemption price of $250.00 per share ($25.00 per depositary share) plus accrued and unpaid dividends.
The Company has 18,150,000 depositary shares, each representing 1/10th of a share of CBL's 7.375% Series D Preferred Stock with a par value of $0.01 per share, outstanding as of December 31, 2018 and 2017. The Series D Preferred Stock has a liquidation preference of $250.00 per share ($25.00 per depositary share). The dividends on the Series D Preferred Stock are cumulative, accrue from the date of issuance and are payable quarterly in arrears at a rate of $18.4375 per share ($1.84375 per depositary share) per annum. The Series D Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and is not convertible into any other securities of the Company. The Company may redeem shares, in whole or in part, at any time for a cash redemption price of $250.00 per share ($25.00 per depositary share) plus accrued and unpaid dividends.
Dividends - CBL
CBL paid first, second and third quarter 2018 cash dividends on its common stock of $0.200 per share on April 17th, July 16th and October 16th 2018, respectively.  On October 29, 2018, CBL's Board of Directors declared a fourth quarter cash dividend of $0.075 per share that was paid on January 16, 2019, to shareholders of record as of December 31, 2018. The dividend declared in the fourth quarter of 2018, totaling $12,949, is included in accounts payable and accrued liabilities at December 31, 2018.  The total dividend included in accounts payable and accrued liabilities at December 31, 2017 was $34,217.
The allocations of dividends declared and paid for income tax purposes are as follows:

	Year Ended December 31,
	2018		2017		2016
Dividends declared:
Common stock	$0.80	(1)	$0.98	(2)	$0.88	(3)
Series D preferred stock	$18.44		$18.44		$18.44
Series E preferred stock	$16.56		$16.56		$16.56

Allocations:
Common stock
Ordinary income	82.83%		85.37%		100.00%
Capital gains 25% rate	—%		—%		—%
Return of capital	17.17%		14.63%		—%
Total	100.00%		100.00%		100.00%

Preferred stock (4)
Ordinary income	100.00%		100.00%		100.00%
Capital gains 25% rate	—%		—%		—%
Total	100.00%		100.00%		100.00%

(1)	Of the $0.075 per share dividend declared on October 29, 2018 and paid January 16, 2019, $0.075 will be reported and is taxable in 2019.

(2)	Of the $0.200 per share dividend declared on November 2, 2017 and paid January 16, 2018, $0.200 will be reported and is taxable in 2018.

(3)	Of the $0.265 per share dividend declared on November 3, 2016 and paid January 16, 2017, $0.081 is taxable in 2016 and $0.184 per share will be reported and is taxable in 2017.

(4)	The allocations for income tax purposes are the same for each series of preferred stock for each period presented.

Distributions - The Operating Partnership
The Operating Partnership paid first, second and third quarter 2018 cash distributions on its redeemable common units of $0.7322 per share on April 17th, July 16th and October 16th 2018. The Operating partnership paid first quarter cash distributions on its common units of $0.2047 per share on April 17th. The Operating Partnership paid second and third quarter cash distributions on its common units of $0.2048 per share on July 16th and October 16th 2018.  On October 29, 2018, the Operating Partnership declared a fourth quarter cash distribution on its redeemable common units and common units of $0.7322 and $0.0808 per share, respectively, that was paid on January 16, 2019. The distribution declared in the fourth quarter of 2018, totaling $4,181, is included in accounts payable and accrued liabilities at December 31, 2018.  The total distribution included in accounts payable and accrued liabilities at December 31, 2017 was $7,412.
NOTE 9. REDEEMABLE INTERESTS AND NONCONTROLLING INTERESTS
Redeemable Noncontrolling Interests and Noncontrolling Interests of the Company
Partnership Interests in the Operating Partnership that Are Not Owned by the Company
The common units that the Company does not own are reflected in the Company's consolidated balance sheets as redeemable noncontrolling interest and noncontrolling interests in the Operating Partnership.
Series S Special Common Units
Redeemable noncontrolling interest includes a noncontrolling partnership interest in the Operating Partnership for which the partnership agreement includes redemption provisions that may require the Operating Partnership to redeem the partnership interest for real property.  In July 2004, the Operating Partnership issued 1,560,940 Series S special common units (“S-SCUs”), all of which are outstanding as of December 31, 2018, in connection with the acquisition of Monroeville Mall. Under the terms of the Operating Partnership’s limited partnership agreement, the holder of the S-SCUs has the right to exchange all or a portion of its partnership interest for shares of the Company’s common stock or, at the Company’s election, their cash equivalent. The holder has the additional right to require the Operating Partnership to acquire a qualifying property and distribute it to the holder in exchange for the S-SCUs. Generally, the acquisition price of the qualifying property cannot be more than the lesser of the consideration that would be received in a normal exchange, as discussed above, or $20,000, subject to certain limited exceptions.  Should the consideration that would be received in a normal exchange exceed the maximum property acquisition price as described in the preceding sentence, the excess portion of its partnership interest could be exchanged for shares of CBL's stock or, at the Company’s election, their cash equivalent.  The S-SCUs receive a minimum distribution of $2.92875 per unit per year.
Series L Special Common Units
In June 2005, the Operating Partnership issued 571,700 Series L special common units ("L-SCUs"), all of which are outstanding as of December 31, 2018, in connection with the acquisition of Laurel Park Place. The L-SCUs receive a minimum distribution of $0.7572 per unit per quarter ($3.0288 per unit per year). Upon the earlier to occur of June 1, 2020, or when the distribution on the common units exceeds $0.7572 per unit for four consecutive calendar quarters, the L-SCUs will thereafter receive a distribution equal to the amount paid on the common units. In December 2012, the Operating Partnership issued 622,278 common units valued at $14,000 to acquire the remaining 30% noncontrolling interest in Laurel Park Place.
Series K Special Common Units
In November 2005, the Operating Partnership issued 1,144,924 Series K special common units ("K-SCUs") in connection with the acquisition of Oak Park Mall, Eastland Mall and Hickory Point Mall. The holders of the K-SCUs receive a dividend at a rate of 6.25%, or $2.96875 per K-SCU. When the quarterly distribution on the Operating Partnership’s common units exceeds the quarterly K-SCU distribution for four consecutive quarters, the K-SCUs will receive distributions at the rate equal to that paid on the Operating Partnership’s common units. The holders of the K-SCUs may exchange them, on a one-for-one basis, for shares of CBL’s common stock or, at the Company’s election, their cash equivalent.
In December 2018, the Operating Partnership elected to pay $21 in cash to a holder of 8,120 K-SCUs upon the exercise of the holder's conversion rights.

Outstanding rights to convert redeemable noncontrolling interests and noncontrolling interests in the Operating Partnership to common stock were held by the following parties at December 31, 2018 and 2017:

	December 31,
	2018	2017
CBL’s Predecessor	18,117,350	18,172,690
Third parties	8,641,055	10,035,683
	26,758,405	28,208,373
The assets and liabilities allocated to the Operating Partnership’s redeemable noncontrolling interest and noncontrolling interests are based on their ownership percentages of the Operating Partnership at December 31, 2018 and 2017.  The ownership percentages are determined by dividing the number of common units held by each of the redeemable noncontrolling interest and the noncontrolling interests at December 31, 2018 and 2017 by the total common units outstanding at December 31, 2018 and 2017, respectively.  The redeemable noncontrolling interest ownership percentage in assets and liabilities of the Operating Partnership was 0.8% at December 31, 2018 and 2017.  The noncontrolling interest ownership percentage in assets and liabilities of the Operating Partnership was 12.6% and 13.4% at December 31, 2018 and 2017, respectively.
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
A change in the number of shares of common stock or common units changes the percentage ownership of all partners of the Operating Partnership.  A common unit is considered to be equivalent to a share of common stock since it generally is exchangeable for shares of the Company’s common stock or, at the Company’s election, their cash equivalent. As a result, an allocation is made between redeemable noncontrolling interests, shareholders’ equity and noncontrolling interests in the Operating Partnership in the Company's accompanying balance sheets to reflect the change in ownership of the Operating Partnership’s underlying equity when there is a change in the number of shares and/or common units outstanding.  During 2018, 2017 and 2016, the Company allocated $4,065, $3,049 and $2,454, respectively, from shareholders’ equity to redeemable noncontrolling interest. During 2018, 2017 and 2016, the Company allocated $13,642, $4,290 and $13,625, respectively, from shareholders' equity to noncontrolling interest.
The total redeemable noncontrolling interest in the Operating Partnership was $3,575 and $8,835 at December 31, 2018 and 2017, respectively.  The total noncontrolling interest in the Operating Partnership was $55,917 and $86,773 at December 31, 2018 and 2017, respectively.
Redeemable Noncontrolling Interests and Noncontrolling Interests in Other Consolidated Subsidiaries
Redeemable noncontrolling interests included the aggregate noncontrolling ownership interest in four of the Company’s other consolidated subsidiaries held by third parties which were redeemed in the fourth quarter of 2016 for $3,800, which was comprised of $300 in cash and a $3,500 promissory note. See Note 11 for additional information on the note. The Company recognized a net loss of $2,602 on the disposal of its interests. The loss is included in gain on investments in the consolidated statements of operations.
 The Company had 19 and 22 other consolidated subsidiaries at December 31, 2018 and 2017, respectively, that had noncontrolling interests held by third parties and for which the related partnership agreements either do not include redemption provisions or are subject to redemption provisions that do not require classification outside of permanent equity. The total noncontrolling interests in other consolidated subsidiaries were $12,111 and $9,701 at December 31, 2018 and 2017, respectively.
The assets and liabilities allocated to the redeemable noncontrolling interests and noncontrolling interests in other consolidated subsidiaries are based on the third parties’ ownership percentages in each subsidiary at December 31, 2018 and 2017. Income is allocated to the redeemable noncontrolling interests and noncontrolling interests in other consolidated subsidiaries based on the third parties’ weighted-average ownership in each subsidiary during the year.

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
The table below lists the Company's consolidated VIEs as of December 31, 2018 and 2017, which do not reflect the elimination of any internal debt the consolidated VIE has with the Operating Partnership:

	As of December 31,
	2018			2017
	Assets	Liabilities		Assets	Liabilities
Consolidated VIEs:
Atlanta Outlet Outparcels, LLC	$868	$—		$878	$—
Atlanta Outlet JV, LLC	56,537	78,356	(1)	60,476	79,769
CBL Terrace LP	15,531	12,987		16,472	13,313
El Paso Outlet Center Holding, LLC	98,307	78,210		93,139	65,149
El Paso Outlet Center II, LLC	12	—		8,512	6,955
Gettysburg Outlet Center Holding, LLC	34,857	38,835		36,386	39,049
Gettysburg Outlet Center, LLC	7,871	140		7,218	74
High Point Development LP II	1,062	76		1,084	69
Jarnigan Road LP	17,992	1,071		41,671	20,229
Jarnigan Road II, LLC	23,789	18,444		—	—
Laredo Outlet JV, LLC	106,817	57,614	(2)	110,174	81,618
Lebcon Associates	68,868	121,670		59,375	120,879
Lebcon I, Ltd	8,621	9,239		9,034	9,463
Lee Partners	784	—		1,011	—
Louisville Outlet Outparcels, LLC	174	—		74	—
Louisville Outlet Shoppes, LLC	69,182	81,713	(3)	73,173	83,543

	As of December 31,
	2018		2017
	Assets	Liabilities	Assets	Liabilities
Madison Grandview Forum, LLC	31,739	13,346	32,692	13,198
The Promenade at D'Iberville	78,979	49,383	81,500	46,568
Statesboro Crossing, LLC	623	616	18,403	10,988
	$622,613	$561,700	$651,272	$590,864

(1)	Of this total, $4,575 related to The Outlet Shoppes at Atlanta - Phase II, is guaranteed by the Operating Partnership.

(2)	Of this total, $54,550 related to The Outlet Shoppes at Laredo, is guaranteed by the Operating Partnership.

(3)	Of this total, $9,482 relates to The Outlet Shoppes of the Bluegrass - Phase II, is guaranteed by the Operating Partnership.
The table below lists the Company's unconsolidated VIEs as of December 31, 2018:

Unconsolidated VIEs:	Investment in Real Estate Joint Ventures and Partnerships	Maximum Risk of Loss
Ambassador Infrastructure, LLC	$—	$10,605	(1)
Continental 425 Fund LLC (2)	7,250	—
EastGate Storage, LLC	1,142	6,500	(1)
G&I VIII CBL Triangle LLC (3)	—	—
Self Storage at Mid Rivers, LLC (2)	1,084	5,987	(1)
Shoppes at Eagle Point, LLC	18,143	36,400	(1)
	$27,619	$59,492

(1)	See Note 15 for information on guarantees of debt.

(2)	See Note 6 for more information on this new unconsolidated affiliate.

(3)
In conjunction with a loss on impairment recorded in September 2018, as described above, the Company wrote down its investment in the unconsolidated 90/10 joint venture to zero. The maximum risk of loss is limited to the basis, which is zero. See Note 6 for more information.

NOTE 10. MINIMUM RENTS
The Company receives rental income by leasing retail shopping center space under operating leases. Future minimum rents are scheduled to be received under non-cancellable tenant leases at December 31, 2018, as follows:

2019	$497,014
2020	426,228
2021	363,482
2022	294,441
2023	234,191
Thereafter	531,792
$2,347,148
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

Mortgage and other notes receivable consist of the following:

		As of December 31, 2018		As of December 31, 2017
	Maturity Date	Interest Rate	Balance	Interest Rate	Balance
Mortgages:
Columbia Place Outparcel	Feb 2022	5.00%	$283	5.00%	$302
One Park Place	May 2022	5.00%	783	5.00%	1,010
Village Square (1)	Dec 2018	4.00%	1,308	4.00%	1,596
Other (2)	Dec 2016 - Jan 2047	5.01% - 9.50%	2,510	4.07% - 9.50%	2,510
			4,884		5,418
Other Notes Receivable:
ERMC	Sep 2021	4.00%	2,183	4.00%	2,855
Southwest Theaters LLC	Apr 2026	5.00%	605	5.00%	672
			2,788		3,527

			$7,672		$8,945

(1)	The note was amended to extend the maturity date and restructure the monthly payment amount subsequent to December 31, 2018. See Note 20 for more information.

(2)	Included in the Other balance above, the $1,100 note for The Promenade at D'Iberville with a maturity date of December 2016 is in default.
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
The Company's segment information for the year ended December 31, 2016 has been retrospectively revised from previously reported amounts to reflect a change in our reportable segments, which occurred during 2017. The Company no longer separately presents quantitatively and qualitatively insignificant reportable segments. Information on the Company’s reportable segments is presented as follows:

Year Ended December 31, 2018	Malls	All Other (1)	Total
Revenues	$783,194	$75,363	$858,557
Property operating expenses (2)	(236,807)	(15,805)	(252,612)
Interest expense	(103,162)	(116,876)	(220,038)
Other expense	(85)	(702)	(787)
Gain on sales of real estate assets	799	18,202	19,001
Segment profit (loss)	$443,939	$(39,818)	404,121
Depreciation and amortization expense			(285,401)
General and administrative expense			(61,506)
Interest and other income			1,858
Loss on impairment			(174,529)
Income tax benefit			1,551
Equity in earnings of unconsolidated affiliates			14,677
Net loss			$(99,229)
Total assets	$4,868,141	$472,712	$5,340,853
Capital expenditures (3)	$132,187	$12,772	$144,959

Year Ended December 31, 2017	Malls	All Other (1)	Total
Revenues	$847,979	$79,273	$927,252
Property operating expenses (2)	(244,282)	(16,271)	(260,553)
Interest expense	(120,414)	(98,266)	(218,680)
Other expense	—	(5,180)	(5,180)
Gain on sales of real estate assets	75,980	17,812	93,792
Segment profit (loss)	$559,263	$(22,632)	536,631
Depreciation and amortization expense			(299,090)
General and administrative expense			(58,466)
Interest and other income			1,706
Gain on extinguishment of debt			30,927
Loss on impairment			(71,401)
Loss on investment			(6,197)
Equity in earnings of unconsolidated affiliates			22,939
Net Income before income tax benefit			$157,049
Total assets	$5,152,789	$552,019	$5,704,808
Capital expenditures (3)	$174,327	$8,790	$183,117

Year Ended December 31, 2016	Malls	All Other (1)	Total
Revenues	$928,214	$100,043	$1,028,257
Property operating expenses (2)	(268,898)	(12,558)	(281,456)
Interest expense	(143,903)	(72,415)	(216,318)
Other expense	—	(20,326)	(20,326)
Gain on sales of real estate assets	481	29,086	29,567
Segment profit	$515,894	$23,830	539,724
Depreciation and amortization expense			(292,693)
General and administrative expense			(63,332)
Interest and other income			1,524
Loss on impairment			(116,822)
Gain on investment			7,534
Income tax benefit			2,063
Equity in earnings of unconsolidated affiliates			117,533
Net Income			$195,531
Total assets	$5,383,937	$720,703	$6,104,640
Capital expenditures (3)	$165,230	$102,573	$267,803

(1)
The All Other category includes associated centers, community centers, mortgage and other notes receivable, office buildings, the Management Company and, prior to the redemption of the Company's redeemable noncontrolling interests during the fourth quarter of 2016, the Company’s former consolidated subsidiary that provided security and maintenance services to third parties (see Note 9). Management, development and leasing fees are included in the All Other category.

(2)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.

(3)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

NOTE 13. SUPPLEMENTAL AND NONCASH INFORMATION
The Company paid cash for interest, net of amounts capitalized, in the amount of $205,029, $220,099 and $209,566 during 2018, 2017 and 2016, respectively.
The Company’s noncash investing and financing activities for 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Accrued dividends and distributions payable	$17,130	$41,628	$54,313
Additions to real estate assets accrued but not yet paid	22,791	5,490	24,881
Transfer of real estate assets in settlement of mortgage debt obligations: (1)
Decrease in real estate assets	—	(149,722)	—
Decrease in mortgage and other indebtedness	—	181,992	—
Decrease in operating assets and liabilities	—	10,744	—
Decrease in intangible lease and other assets	—	(3,216)	—
Discount on issuance of 5.95% Senior Notes due 2026 (2)	—	3,938	5,740
Conversion of Operating Partnership units to common stock (3)	3,059	—	—
Consolidation of joint venture: (4)
Decrease in investment in unconsolidated affiliates	—	(2,818)	—
Increase in real estate assets	—	7,463	—
Increase in intangible lease and other assets	—	120	—
Decrease in mortgage notes receivable	—	(4,118)	—
Decrease in operating assets and liabilities	—	(647)	—
Deconsolidation upon formation or assignment of interests in joint ventures: (5)
Decrease in real estate assets	(8,221)	(9,363)	(14,025)
Decrease in mortgage and other indebtedness	—	2,466	—
Increase in investment in unconsolidated affiliates	8,174	232	14,030
Increase (decrease) in operating assets and liabilities	—	1,286	(5)
Decrease in noncontrolling interest and joint venture interest	—	2,232	—
Capital contribution of note receivable to joint venture	—	—	5,280
Capital contribution from noncontrolling interest to joint venture	—	—	155
Write-off of notes receivable	—	—	1,846
Mortgage debt assumed by buyer of real estate assets	—	—	38,150

(1)	See Note 5 and Note 7 for more information.

(2)	See Note 7 for more information.

(3)	See Note 6 for more information.

(4)	See Note 5 and Note 6 for more information.

(5)	See Note 6 and Note 16 for more information.
NOTE 14. RELATED PARTY TRANSACTIONS
The Management Company provides management, development and leasing services to the Company’s unconsolidated affiliates and other affiliated partnerships. Revenues recognized for these services amounted to $7,607, $7,598 and $9,144 in 2018, 2017 and 2016, respectively.

NOTE 15. CONTINGENCIES
Litigation
On March 16, 2016, Wave Lengths Hair Salons of Florida, Inc. d/b/a Salon Adrian filed a putative class action in the United States District Court for the Middle District of Florida (the “Court”) for unspecified monetary damages as well as costs and attorneys’ fees, based on allegations that the Company and certain affiliated entities overcharged tenants at bulk metered malls for electricity. On January 7, 2019, the Court partially granted the plaintiff’s motion for class certification of a nationwide RICO class and a Florida RICO and FDUTPA class. We believe this lawsuit is without merit and are defending ourselves vigorously. On January 22, 2019, we filed a petition seeking interlocutory review of the Court's class certification order; that petition is still pending as of the date of this report. On January 23, 2019, the Court set this matter for the trial term starting on April 1, 2019. We have not recorded an accrual relating to this matter at this time as a loss has not been determined to be probable. Further, we do not have sufficient information to reasonably estimate the amount or range of reasonably possible loss at this time. However, litigation is uncertain and an adverse judgment in this case could have a material adverse effect on our financial condition and results of operations. This matter is not covered by insurance.
The Company is currently involved in certain other litigation that arises in the ordinary course of business, most of which is expected to be covered by liability insurance. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters using the latest information available. The Company records a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, the Company accrues the best estimate within the range. If no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount within the range. If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible and the estimated loss is material, the Company discloses the nature and estimate of the possible loss of the litigation. Based on current expectations, such matters, both individually and in the aggregate, are not expected to have a material adverse effect on the liquidity, results of operations, business or financial condition of the Company.
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

The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying consolidated balance sheets as of December 31, 2018 and 2017:

	As of December 31, 2018							Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership		Maximum Guaranteed Amount	Debt Maturity Date (1)		12/31/2018	12/31/2017
West Melbourne I, LLC - Phase I (2)	50%	$40,587	50%	(3)	$20,294	Feb-2021	(3)	$203	$86
West Melbourne I, LLC - Phase II (2)	50%	16,007	50%	(3)	8,004	Feb-2021	(3)	80	33
Port Orange I, LLC	50%	56,087	50%	(3)	28,044	Feb-2021	(3)	280	116
Ambassador Infrastructure, LLC	65%	10,605	100%		10,605	Aug-2020		106	177
Shoppes at Eagle Point, LLC	50%	33,826	100%	(4)	36,400	Oct-2020	(5)	364	364
EastGate Storage, LLC	50%	5,222	100%	(6)	6,500	Dec-2022		65	65
Self Storage at Mid Rivers, LLC (7)	50%	3,892	100%		5,987	Apr-2023		60	—
			Total guaranty liability					$1,158	$841

(1)	Excludes any extension options.

(2)	The loan is secured by Hammock Landing - Phase I and Hammock Landing - Phase II, respectively.

(3)
The loan was amended in May 2018 to extend the maturity date and increase the guaranty from 20%. The loan has two one-year extension options for an outside maturity date of February 2023. See Note 6 for more information.

(4)	The guaranty will be reduced to 35% once certain debt and operational metrics are met.

(5)	The loan has one two-year extension option, at the joint venture's election, for an outside maturity date of October 2022.

(6)	Once construction is complete, the guaranty will be reduced to 50%. The guaranty will be further reduced to 25% once certain debt and operational metrics are met.

(7)
The Company received a 1% fee for the guaranty when the loan was issued in April 2018. The guaranty will be reduced to 50% once construction is complete. The guaranty will be further reduced to 25% once certain debt and operational metrics are met. See Note 6 for more information.

The Company has guaranteed the lease performance of York Town Center, LP ("YTC"), an unconsolidated affiliate in which it owns a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $12,400 as of December 31, 2018.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not record an obligation for this guaranty because it determined that the fair value of the guaranty was not material as of December 31, 2018 and 2017.
Performance Bonds
The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $16,003 and $16,998 at December 31, 2018 and 2017, respectively.
Ground Leases
The Company is the lessee of land at certain of its Properties under long-term operating leases, which include scheduled increases in minimum rents.  The Company recognizes these scheduled rent increases on a straight-line basis over the initial lease terms.  Most leases have initial terms of at least 20 years and contain one or more renewal options, generally for a minimum of five or ten year periods.  Lease expense recognized in the consolidated statements of operations for 2018, 2017 and 2016 was $882, $980 and $1,301, respectively.

The future obligations under these operating leases at December 31, 2018, are as follows:

2019	$504
2020	610
2021	517
2022	321
2023	281
Thereafter	12,297
$14,530

In conjunction with the adoption of ASC 842 on January 1, 2019, the Company will record an ROU asset and corresponding lease liability. See Note 2 for additional information.
NOTE 16. FAIR VALUE MEASUREMENTS
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
Fair Value Measurements on a Recurring Basis
The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments. Based on the interest rates for similar financial instruments, the carrying value of mortgage and other notes receivable is a reasonable estimate of fair value. The estimated fair value of mortgage and other indebtedness was $3,740,431 and $4,199,357 at December 31, 2018 and 2017, respectively. The fair value was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently.
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
The following table sets forth information regarding the Company’s assets that are measured at fair value on a nonrecurring basis and related impairment charges for the years ended December 31, 2018 and 2017:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
2018:
Long-lived assets	$91,841	$—	$—	$91,841	$174,529

2017:
Long-lived assets	$81,350	$—	$—	$81,350	$71,401
Long-lived Assets Measured at Fair Value in 2018
During the year ended December 31, 2018, the Company recognized impairments of real estate of $174,529 related to five malls and undeveloped land. The Properties were classified for segment reporting purposes as listed below (see section below for information on outparcels). See Note 12 for segment information.

Impairment Date	Property	Location	Segment Classification	Loss on Impairment	Fair Value
March	Janesville Mall (1)	Janesville, WI	Malls	$18,061	$—	(2)
June/December	Cary Towne Center (3)	Cary, NC	Malls	54,678	30,971
September	Vacant land (4)	D'Iberville, MS	All Other	14,598	8,100
December	Acadiana Mall - Macy's & vacant land (5)	Lafayette, LA	Malls/All Other	1,593	3,920
December	Eastland Mall (6)	Bloomington, IL	Malls	36,525	26,450
December	Honey Creek Mall (7)	Terre Haute, IN	Malls	48,640	16,400
December	Vacant land (8)	Port Orange, FL	All Other	434	6,000
				$174,529	$91,841

(1)
The Company adjusted the book value of the mall to the net sales price of $17,640 in a signed contract with a third party buyer, adjusted to reflect estimated disposition costs. The mall was sold in July 2018. See Note 5 for additional information.

(2)	The long-lived asset was not included in the Company's consolidated balance sheets at December 31, 2018 as the Company no longer had an interest in the property.

(3)
In June 2018, the Company was notified by IKEA that, as a result of a shift in its corporate strategy, it was terminating the contract to purchase land at the mall upon which it would develop and open a store. Under the terms of the interest-only non-recourse loan secured by the mall, the loan matured on the date the IKEA contract terminated if that date was prior to the scheduled maturity date of March 5, 2019. The Company engaged in conversations with the lender regarding a potential restructure of the loan. Based on the results of these conversations, the Company concluded that an impairment was required because it was unlikely to recover the asset's net carrying value through future cash flows. Management determined the fair value of Cary Towne Center using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of ten years, a capitalization rate of 12.0% and a discount rate of 13%. In December 2018, the Company adjusted the book value of the property to the net sales price of $30,971 based on a signed contract with a third party buyer. The property sold in January 2019. See Note 7 for information related to the mortgage loan.

(4)
In accordance with the Company's quarterly impairment review process, the Company wrote down the book value of land to its estimated value of $8,100. The Company evaluated comparable land parcel transactions and determined that $8,100 was the land's estimated fair value.

(5)
The Company adjusted the book value of the anchor parcel and the vacant land to the net sales price of $3,920 in a signed contract with a third party buyer, adjusted to reflect estimated disposition costs. The property was sold in January 2019.

(6)
Eastland Mall - In accordance with the Company's quarterly impairment process, the Company wrote down the book value of the mall to its estimated fair value of $26,450. The mall has experienced a deterioration of NOI and cash flows as a result of the downturn of the economy in its market area and four vacant anchors with no active prospects to replace these anchor stores. Management determined the fair value of Eastland Mall using a discounted cash flow methodology. The discount cash flow used assumptions including a holding period of ten years, with a sale at the end of the holding period, a capitalization rate of 15.0% and a discount rate 17.0%.

(7)
Honey Creek Mall - In accordance with the Company's quarterly impairment process, the Company wrote down the book value of the mall to its estimated fair value of $16,400. The mall has experienced a decline of NOI due to store closures and rent reductions. Additionally, two anchors were vacant as of December 31, 2018, and a third anchor announced during the fourth quarter of 2018 that it would be closing during the first quarter of 2019. Management determined the fair value of Honey Creek Mall using a discounted cash flow methodology. The discount cash flow used assumptions including a holding period of ten years, with a sale at the end of the holding period, a capitalization rate of 18.0% and a discount rate 20.0%.

(8)
The Company adjusted the book value of the land contributed to a joint venture to its agreed upon fair value based on the joint venture agreement with its partner, Continental 425 Fund LLC. See Note 6 for more information.

Long-lived Assets Measured at Fair Value in 2017
During the year ended December 31, 2017, the Company recognized impairments of real estate of $71,401 primarily related to two malls, a parcel project near an outlet center and one outparcel. The Properties were classified for segment reporting purposes as listed below (see section below for information on outparcels). See Note 12 for segment information.

Impairment Date	Property	Location	Segment Classification	Loss on Impairment	Fair Value
March	Vacant land (1)	Woodstock, GA	Malls	$3,147	$—	(2)
June	Acadiana Mall (3)	Lafayette, LA	Malls	43,007	67,300
June / September	Prior period sales adjustments (4)	Various	Malls/ All Other	606	—	(2)
September	Hickory Point Mall (5)	Forsyth, IL	Malls	24,525	14,050
				$71,285	$81,350

(1)
The Company wrote down the book value of its interest in a consolidated joint venture that owned land adjacent to one of its outlet malls upon the divestiture of its interests to a fair value of $1,000. In conjunction with the divestiture and assignment of the Company's interests in this consolidated joint venture, the Company was relieved of its debt obligation by the joint venture partner. See Note 7 for more information.

(2)	The long-lived asset was not included in the Company's consolidated balance sheets at December 31, 2017 as the Company no longer had an interest in the property.

(3)
Acadiana Mall - In accordance with the Company's quarterly impairment review process, the Company wrote down the book value of the mall to its estimated fair value of $67,300. The mall has experienced declining tenant sales and cash flows as a result of the downturn of the economy in its market area and an anchor announced in the second quarter 2017 that it will close its store later in 2017. The loan secured by Acadiana Mall matured in April 2017 and is in default. See Note 7 for more information. Management determined the fair value of Acadiana Mall using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of ten years, with a sale at the end of the holding period, a capitalization rate of 15.5% and a discount rate of 15.75%. The revenues of Acadiana Mall accounted for approximately 1.9% of total consolidated revenues for the year ended December 31, 2017.

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

Other Impairment Loss in 2017
During the year ended December 31, 2017, the Company recorded an impairment of $116 related to the sale of one outparcel. Outparcels are classified for segment reporting purposes in the All Other category. See Note 12 for segment information.

Long-lived Assets Measured at Fair Value in 2016:
During the year ended December 31, 2016, the Company recognized impairments of real estate of $116,822 when it wrote down nine malls, an associated center, a community center, three office buildings and three outparcels to their estimated fair values. The Properties are classified for segment reporting purposes as listed below (see section below for information on outparcels). See Note 12 for segment information.

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

(1)
Bonita Lakes Mall & Crossing - The Company adjusted the book value of Bonita Lakes Mall and Bonita Lakes Crossing ("Bonita Lakes") to its estimated fair value of $27,440, which represented the contractual sales price of $27,910 with a third party buyer, adjusted to reflect estimated disposition costs. The revenues of Bonita Lakes accounted for approximately 0.7% of total consolidated revenues for the trailing twelve months ended March 31, 2016. See Note 5 for further information on the sale that closed in the second quarter of 2016.

(2)	The long-lived asset was not included in the Company's consolidated balance sheets at December 31, 2016 as the Company no longer had an interest in the property.

(3)
Midland Mall - The Company wrote down the mall to its estimated fair value. The fair value analysis used a discounted cash flow methodology with assumptions including a ten-year holding period with a sale at the end of the holding period, a capitalization rate of 9.75%, a discount rate of 11.5% and estimated selling costs of 2.0%. The Company notified the lender that it would not pay off the loan that was scheduled to mature in August 2016 and the mall went into receivership in September 2016. The revenues of Midland Mall accounted for approximately 0.6% of total consolidated revenues for the year ended December 31, 2016. The mall was returned to the lender during the first quarter of 2017 as the foreclosure process was complete. See Note 5 and Note 7 for further information.

(4)
River Ridge Mall - The Company sold a 75% interest in its wholly owned investment in River Ridge Mall to a newly formed joint venture in March 2016 and recognized a loss on impairment of $9,510 in the first quarter of 2016 when it adjusted the book value of the mall to its estimated net sales price based upon a contract with a third party buyer, adjusted to reflect estimated disposition costs. The impairment loss included a $2,100 reserve for a roof and electrical work that the Company subsequently funded. An additional loss on impairment of $84 was recognized in the fourth quarter of 2016 to reflect actual closing costs. The revenues of River Ridge Mall accounted for approximately 0.6% of total consolidated revenues for the trailing twelve months ended March 31, 2016. The Company's investment in River Ridge was included in investments in unconsolidated affiliates on the Company's consolidated balance sheets until the sale of its interests to its partner in the third quarter of 2017. See Note 6 for further information.

(5)
The Lakes Mall & Fashion Square - The Company adjusted the book value of the malls to their estimated fair value of $65,447 based upon the sales price of $66,500 in the signed contract with a third party buyer, adjusted to reflect estimated disposition costs. The revenues of The Lakes Mall and Fashion Square accounted for approximately 1.6% of total consolidated revenues for the trailing twelve months ended June 30, 2016. These Properties were sold in July 2016. See Note 5 for additional information.

(6)
Wausau Center - In accordance with the Company's quarterly impairment review process, the Company recorded an impairment to write down the depreciated book value of the mall to its estimated fair value. After evaluating redevelopment options, the Company determined that an appropriate risk-adjusted return was not achievable and reduced its holding period. The mall was encumbered by a non-recourse loan with a balance of $17,689 as of December 31, 2016 and had experienced declining sales and the loss of two anchor stores. With the assistance of a third-party appraiser, management determined the fair value of Wausau Center using a discounted cash flow methodology. The discounted cash flow used assumptions including a ten-year holding period with a sale at the end of the holding period, a capitalization rate of 13.25%, a discount rate of 13.0% and estimated selling costs of 4.0%. As these assumptions are subject to economic and market uncertainties, they are difficult to predict and are subject to future events that may alter the assumptions used or management's estimates of future possible outcomes. The revenues of Wausau Center accounted for approximately 0.3% of total consolidated revenues for the year ended December 31, 2016. The Company notified the lender that it would not make its scheduled July 1, 2016 debt payment and the foreclosure process was completed and the mall was subsequently returned to the lender during the third quarter of 2017. See Note 5 and Note 7 for more information.

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

(8)
One & Two Oyster Point - In accordance with the Company's quarterly impairment review process, the Company recorded impairment to write down the depreciated book value of two office buildings to their estimated fair value as a result of a change in the expected holding period to a range of one to two years. Other factors used in the discounted cash flow analysis included a capitalization rate of 8.0%, a discount rate of 10.0% and estimated selling costs of 2.0%. The office buildings were subsequently sold in 2017. The revenues of the office buildings accounted for approximately 0.3% of total consolidated revenues for the year ended December 31, 2016. See Note 5 for more information.

(9)
Oak Branch Business Center - The office building was sold in September 2016. A loss on impairment of $122 was recorded in the third quarter of 2016 to adjust the book value to its estimated value based upon a signed contract with a third party buyer, adjusted to reflect estimated disposition costs. The loss on impairment was reduced by $22 in the fourth quarter of 2016 to reflect actual closing costs. See Note 5 for more information.

(10)
Cobblestone Village at Palm Coast - In accordance with the Company's quarterly impairment review process, the Company recorded a loss on impairment of $6,298 in the third quarter of 2016 based upon a signed contract with a third party buyer, adjusted to reflect estimated disposition costs. Other factors used in the discounted cash flow analysis included a capitalization rate of 9.0%, a discount rate of 10.75% and estimated selling costs of 2.0%. The revenue of the community center accounted for approximately 0.1% of total consolidated revenues for the trailing twelve months ended September 30, 2016. An additional impairment loss of $150 was recognized in the fourth quarter of 2016 for an adjustment to the sales price when the sale closed in December 2016. See Note 5.

Other Impairment Loss in 2016
During the year ended December 31, 2016, the Company recorded impairments of $854 related to the sales of three outparcels. These outparcels were classified for segment reporting purposes in the All Other category. See Note 12 for segment information.
NOTE 17. SHARE-BASED COMPENSATION
As of December 31, 2018, there was one share-based compensation plan under which the Company has outstanding awards, the CBL & Associates Properties, Inc. 2012 Stock Incentive Plan ("the 2012 Plan"), which was approved by the Company's shareholders in May 2012. The 2012 Plan permits the Company to issue stock options and common stock to selected officers, employees and non-employee directors of the Company up to a total of 10,400,000 shares. As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expense associated with the Company's share-based compensation plan.  The Compensation Committee of the Board of Directors (the “Committee”) administers the 2012 Plan.
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

The share-based compensation cost related to the restricted stock awards was $3,744, $3,907 and $4,681 for 2018, 2017 and 2016, respectively. Share-based compensation cost resulting from share-based awards is recorded at the Management Company, which is a taxable entity. Share-based compensation cost capitalized as part of real estate assets was $287, $405 and $351 in 2018, 2017 and 2016, respectively.
A summary of the status of the Company’s nonvested restricted stock awards as of December 31, 2018, and changes during the year ended December 31, 2018, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2018	642,359	$13.23
Granted	693,064	$4.55
Vested	(443,159)	$10.15
Forfeited	(16,767)	$9.10
Nonvested at December 31, 2018	875,497	$7.99
The weighted-average grant-date fair value of shares granted during 2018, 2017 and 2016 was $4.55, $10.75 and $10.02, respectively. The total fair value of shares vested during 2018, 2017 and 2016 was $2,189, $2,791 and $2,605, respectively.
As of December 31, 2018, there was $4,596 of total unrecognized compensation cost related to nonvested stock awards granted under the 2012 Plan, which is expected to be recognized over a weighted-average period of 2.5 years.
Long-Term Incentive Program
In 2015, the Company adopted a long-term incentive program ("LTIP") for its named executive officers, which consists of performance stock unit ("PSU") awards and annual restricted stock awards, that may be issued under the 2012 Plan. The number of shares related to the PSU awards that each named executive officer may receive upon the conclusion of a three-year performance period is determined, for awards granted in 2016 and 2017, based on the Company's achievement of specified levels of long-term total stockholder return ("TSR") performance relative to the NAREIT Retail Index, provided that at least a "Threshold" level must be attained for any shares to be earned. Beginning with the PSU awards granted under the LTIP in 2018, one-third of the number of shares that each named executive officer may receive upon the conclusion of a three-year performance period is determined based on the achievement of specified absolute levels of TSR performance by the Company, while two-thirds of the number of shares received will continue to be determined based on the Company’s TSR performance relative to the NAREIT Retail Index, as in prior years.
Additionally, in order to maintain the intended incentive compensation value of the PSU awards under the LTIP while also maintaining compliance with the 200,000 share annual equity grant limit under the 2012 Plan, the Compensation Committee revised the PSU awards beginning with the 2018 grant to provide that, to the extent a grant of PSUs to a named executive officer could result in the issuance of a number of shares of common stock at the conclusion of the performance period that, when coupled with the number of shares of time-vesting restricted stock approved for issuance under the LTIP in the same year the PSUs were granted, would exceed such limit, any such excess will be instead converted to a cash bonus award with a value equivalent to the number of shares of common stock constituting such excess times the average of the high and low trading prices reported for the Company’s common stock on the New York Stock Exchange on the date such shares would have otherwise been issuable.
Annual Restricted Stock Awards
Under the LTIP, annual restricted stock awards consist of shares of time-vested restricted stock awarded based on a qualitative evaluation of the performance of the Company and the named executive officer during the fiscal year. Annual restricted stock awards under the LTIP vest 20% on the date of grant with the remainder vesting in four annual equal installments. Outstanding restricted stock and related changes during 2018 for awards made to named executive officers under the LTIP is included in the information presented in the table above.

Performance Stock Units
The Company granted the following PSUs in the first quarter of the respective years. A summary of PSU activity as of December 31, 2018, and changes during the year ended December 31, 2018, is presented below:

	PSUs	Weighted-Average Grant Date Fair Value
2016 PSUs granted	282,995	$4.98
2017 PSUs granted	277,376	$6.86
Outstanding at January 1 , 2018	560,371	$5.91
2018 PSUs granted (1)	741,977	$2.63
2016 PSUs canceled (2)	(252,538)	$4.41
Forfeited	(138,899)	$4.22
Outstanding at December 31, 2018 (3)	910,911	$4.67

(1)	Includes 381,749 shares classified as a liability due to the potential cash component described above.

(2)	Based on the Company's TSR relative to the NAREIT Retail Index for the three-year performance period ended December 31, 2018, none of the 2016 PSU were earned as of December 31, 2018.

(3)	None of the PSUs outstanding at December 31, 2018 were vested.
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
The fair value of the potential cash component related to the 2018 PSUs is measured each reporting period, using the same methodology as was used at the initial grant date, and classified as a liability on the consolidated balance sheet as of December 31, 2018 with an adjustment to compensation expense. If the performance criterion is not satisfied at the end of the performance period for the 2018 PSUs, previously recognized compensation expense related to the liability-classified awards would be reversed as there would be no value at the settlement date.
Share-based compensation expense related to the PSUs was $1,364, $1,501 and $1,033 in 2018, 2017 and 2016, respectively. Unrecognized compensation costs related to the PSUs was $1,594 as of December 31, 2018, which is expected to be recognized over a weighted-average period of 3.2 years.
The following table summarizes the assumptions used in the Monte Carlo simulation pricing model related to the 2018 PSUs and the 2017 PSUs:

	2018 PSUs	2017 PSUs
Grant date	February 12, 2018	February 7, 2017
Fair value per share on valuation date (1)	$4.76	$6.86
Risk-free interest rate (2)	2.36%	1.53%
Expected share price volatility (3)	42.02%	32.85%

(1)
The value of the PSU awards is estimated on the date of grant using a Monte Carlo Simulation model. The valuation consists of computing the fair value using CBL's simulated stock price as well as TSR over a three-year performance period. The award is modeled as a contingent claim in that the expected return on the underlying shares is risk-free and the rate of discounting the payoff of the award is also risk-free. The weighted-average fair value per share related to the 2018 PSUs classified as equity consists of 240,164 shares at a fair value of $3.13 per share (which related to relative TSR) and 120,064 shares at a fair value of $1.63 per share (which relate to absolute TSR). The weighted-average fair value per share related to the 2017 PSUs consists of 115,082 shares at a fair value of $5.62 per share and 162,294 shares at a fair value of $7.74 per share.

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

NOTE 18. EMPLOYEE BENEFIT PLANS
401(k) Plan
The Management Company maintains a 401(k) profit sharing plan, which is qualified under Section 401(a) and Section 401(k) of the Code to cover employees of the Management Company. All employees who have attained the age of 21 and have completed at least 60 days of service are eligible to participate in the plan. The plan provides for employer matching contributions on behalf of each participant equal to 50% of the portion of such participant’s contribution that does not exceed 2.5% of such participant’s annual gross salary for the plan year. Additionally, the Management Company has the discretion to make additional profit-sharing-type contributions not related to participant elective contributions. Total contributions by the Management Company were $1,003, $1,034 and $987 in 2018, 2017 and 2016, respectively.
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
NOTE 19. QUARTERLY INFORMATION (UNAUDITED)

Year Ended December 31, 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$220,200	$214,598	$206,878	$216,881	$858,557
Net loss (1)	(661)	(29,976)	(2,971)	(65,621)	(99,229)
Net income (loss) attributable to the Company	903	(23,797)	(1,367)	(54,307)	(78,568)
Net loss attributable to common shareholders	(10,320)	(35,020)	(12,590)	(65,530)	(123,460)
Basic and diluted per share data attributable to common shareholders:
Net loss attributable to common shareholders	$(0.06)	$(0.20)	$(0.07)	$(0.39)	$(0.72)

(1)
Net loss for the quarter ended June 30, 2018 includes loss on impairment of real estate assets of $51,983 related to Cary Towne Center. Net loss for the quarter ended December 31, 2018 includes loss on impairment of real estate assets of $2,693, $36,525 and $48,640 for Cary Towne Center, Eastland Mall and Honey Creek Mall, respectively (see Note 16).

Year Ended December 31, 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
Total revenues	$238,013	$229,233	$224,650	$235,356	$927,252
Net income (2)	38,518	70,627	9,299	40,538	158,982
Net income attributable to the Company	34,115	41,396	8,965	36,464	120,940
Net income (loss) attributable to common shareholders	22,892	30,173	(2,258)	25,241	76,048
Basic and diluted per share data attributable to common shareholders:
Net income (loss) attributable to common shareholders	$0.13	$0.18	$(0.01)	$0.15	$0.44

(1)	The sum of quarterly EPS differs from annual EPS due to rounding.

(2)	Net Income for the quarter ended June 30, 2017 includes the following items:

–	a gain of $75,434 (of which the Company's share was approximately $48,800) related to the sale of The Outlet Shoppes at Oklahoma City, a 75/25 joint venture (see Note 5 ).

–
a gain on extinguishment of debt of $20,420, which primarily represents the gain related to the foreclosure of Chesterfield Mall, which was partially offset by a prepayment fee for the early retirement of debt on The Outlet Shoppes at Oklahoma City (see Note 7).

–	a $5,843 loss on investment related to the disposition of River Ridge Mall (see Note 6).

–	a $43,007 loss on impairment of real estate assets related to Acadiana Mall (see Note 16).
Net income for the quarter ended September 30, 2017 includes a $6,851 gain on extinguishment of debt attributable to the foreclosure of Wausau Center (see Note 7), as well as a $24,525 loss on impairment of real estate assets related to Hickory Point Mall (see Note 16).

NOTE 20. SUBSEQUENT EVENTS
The $1,308 mortgage note receivable secured by Village Square was amended in January 2019 to extend the maturity date to March 2019 and restructure the monthly payment amount.
In January 2019, the foreclosure of Acadiana Mall was complete, and the lender received the deed to the Property in satisfaction of the non-recourse debt which had a balance of $119,760 as of December 31, 2018. The Company expects to record a gain on extinguishment of debt of approximately $63,696 in the first quarter of 2019.
In January 2019, the Company sold Cary Towne Center, a mall property located in Cary, NC. The lender received the proceeds from the sale in satisfaction of the non-recourse loan secured by the mall, which had a principal balance of $43,716 as of December 31, 2018. The Company expects to record a gain on extinguishment of debt of approximately $9,881 in the first quarter of 2019.
In January 2019, the Operating Partnership entered into a new $1,185,000 senior secured credit facility, which includes a fully-funded $500,000 term loan and a revolving line of credit with a borrowing capacity of $685,000. The senior secured credit facility replaces all of the Operating Partnership's prior unsecured bank facilities, which included three unsecured term loans with an aggregate balance of $695,000 and three unsecured revolving lines of credit with an aggregate capacity of $1,100,000. At closing, the Operating Partnership used the line of credit to reduce the principal balance of the unsecured term loans from $695,000 to $500,000. The senior secured facility matures in July 2023 and bears interest at a variable rate of LIBOR plus 225 basis points. The Operating Partnership is required to pay an annual facility fee, to be paid quarterly, which ranges from 0.25% to 0.35%, based on the unused capacity of the line of credit. The principal balance on the term loan will be reduced by $35,000 per year in quarterly installments. The senior secured credit facility contains, among other restrictions, various restrictive covenants that are defined and computed on the same basis as the covenants required under the Notes.

Schedule II

CBL & ASSOCIATES PROPERTIES, INC.
CBL & ASSOCIATES LIMITED PARTNERSHIP
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Tenant receivables - allowance for doubtful accounts:
Balance, beginning of year	$2,011	$1,910	$1,923
Additions in allowance charged to expense	4,817	3,782	4,058
Bad debts charged against allowance	(4,491)	(3,681)	(4,071)
Balance, end of year	$2,337	$2,011	$1,910

	Year Ended December 31,
	2018	2017	2016
Other receivables - allowance for doubtful accounts:
Balance, beginning of year	$838	$838	$1,276
Additions in allowance charged to expense	—	—	—
Bad debts charged against allowance	(838)	—	(438)
Balance, end of year	$—	$838	$838

Schedule III
CBL & ASSOCIATES PROPERTIES, INC.
CBL & ASSOCIATES LIMITED PARTNERSHIP
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2018
(In thousands)

		Initial Cost (1)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
MALLS:
Acadiana Mall, Lafayette, LA	$119,760	$25,083	$145,769	$(102,215)	$—	$7,927	$60,710	$68,637	$(4,635)	2005
Alamance Crossing, Burlington, NC	45,464	20,853	62,852	39,634	(3,373)	17,481	102,485	119,966	(37,055)	2007
Arbor Place, Atlanta (Douglasville), GA	109,209	8,508	95,088	28,164	—	8,508	123,252	131,760	(70,005)	1998-1999
Asheville Mall, Asheville, NC	66,038	7,139	58,386	65,419	(805)	6,334	123,805	130,139	(58,609)	1998
Brookfield Square, Brookfield, WI	8,172	8,996	78,533	77,878	(4,789)	20,621	139,997	160,618	(73,080)	2001
Burnsville Center, Burnsville, MN	67,312	12,804	71,748	59,357	(1,157)	16,102	126,650	142,752	(64,697)	1998
Cary Towne Center, Cary, NC	43,716	23,688	74,432	(67,149)	—	—	30,971	30,971	—	2001
CherryVale Mall, Rockford, IL	—	11,892	64,117	58,028	(1,667)	11,608	120,762	132,370	(55,397)	2001
Cross Creek Mall, Fayetteville, NC	115,513	19,155	104,378	49,457	—	31,539	141,451	172,990	(60,311)	2003
Dakota Square Mall, Minot, ND	—	4,552	87,625	26,417	—	4,473	114,121	118,594	(24,203)	2012
East Towne Mall, Madison, WI	—	4,496	63,867	72,273	(715)	3,781	136,140	139,921	(54,240)	2001
EastGate Mall, Cincinnati, OH	34,057	13,046	44,949	34,818	(1,017)	16,827	74,969	91,796	(32,035)	2003
Eastland Mall, Bloomington, IL	—	5,746	75,893	(54,540)	(753)	3,150	23,196	26,346	—	2005
Fayette Mall, Lexington, KY	152,264	25,205	84,256	106,246	—	25,206	190,501	215,707	(67,310)	2001
Frontier Mall, Cheyenne, WY	—	2,681	15,858	22,772	(80)	2,601	38,630	41,231	(25,913)	1981
Greenbrier Mall, Chesapeake, VA	68,101	3,181	107,355	17,791	(626)	2,555	125,146	127,701	(48,288)	2004
Hamilton Place, Chattanooga, TN	102,429	3,532	42,619	76,555	(441)	8,484	113,781	122,265	(61,421)	1986-1987
Hanes Mall, Winston-Salem, NC	—	17,176	133,376	60,016	(948)	18,629	190,991	209,620	(85,272)	2001
Harford Mall, Bel Air, MD	—	8,699	45,704	22,805	—	8,699	68,509	77,208	(30,258)	2003
Hickory Point Mall, Forsyth, IL	27,446	10,731	31,728	(24,608)	(293)	4,336	13,222	17,558	(1,796)	2005
Honey Creek Mall, Terre Haute, IN	24,027	3,108	83,358	(69,999)	—	3,108	13,359	16,467	—	2004
Imperial Valley Mall, El Centro, CA	—	35,378	70,549	8,719	—	40,579	74,067	114,646	(15,162)	2012
Jefferson Mall, Louisville, KY	63,379	13,125	40,234	46,836	(521)	17,850	81,824	99,674	(36,074)	2001
Kirkwood Mall, Bismarck, ND	—	3,368	118,945	29,480	—	3,447	148,346	151,793	(26,308)	2012
Laurel Park Place, Livonia, MI	—	13,289	92,579	18,014	—	13,289	110,593	123,882	(47,483)	2005
Layton Hills Mall, Layton, UT	—	20,464	99,836	(32,194)	(464)	13,761	73,881	87,642	(9,172)	2006
Mall del Norte, Laredo, TX	—	21,734	142,049	51,941	(149)	21,667	193,908	215,575	(87,961)	2004
Mayfaire Town Center, Wilmington, NC	—	26,333	101,087	16,424	—	26,443	117,401	143,844	(12,460)	2015

Schedule III
CBL & ASSOCIATES PROPERTIES, INC.
CBL & ASSOCIATES LIMITED PARTNERSHIP
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2018
(In thousands)

		Initial Cost (1)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
Meridian Mall, Lansing, MI	—	2,797	103,678	69,052	—	4,500	171,027	175,527	(84,959)	1998
Mid Rivers Mall, St. Peters, MO	—	16,384	170,582	21,040	(4,174)	12,210	191,622	203,832	(64,003)	2007
Monroeville Mall, Pittsburgh, PA	—	22,911	177,214	80,329	—	25,432	255,022	280,454	(96,888)	2004
Northgate Mall, Chattanooga, TN	—	2,330	8,960	26,109	(492)	3,406	33,501	36,907	(11,669)	2011
Northpark Mall, Joplin, MO	—	9,977	65,481	44,259	—	11,071	108,646	119,717	(48,465)	2004
Northwoods Mall, North Charleston, SC	65,193	14,867	49,647	29,883	(2,339)	12,528	79,530	92,058	(33,870)	2001
Old Hickory Mall, Jackson, TN	—	15,527	29,413	9,074	—	15,531	38,483	54,014	(18,300)	2001
The Outlet Shoppes at Atlanta, Woodstock, GA	77,808	8,598	100,613	(36,505)	(740)	7,858	64,108	71,966	(20,181)	2013
The Outlet Shoppes at El Paso, El Paso, TX	74,823	7,345	98,602	11,013	—	7,569	109,391	116,960	(23,623)	2012
The Outlet Shoppes at Gettysburg, Gettysburg, PA	37,762	20,779	22,180	2,706	—	20,778	24,887	45,665	(6,256)	2012
The Outlet Shoppes at Laredo, Laredo, TX	54,550	11,000	97,711	2,101	—	11,000	99,812	110,812	(7,869)	2017
The Outlet Shoppes of the Bluegrass, Simpsonville, KY	81,221	3,193	72,962	5,010	—	3,193	77,972	81,165	(18,665)	2014
Park Plaza Mall, Little Rock, AR	81,287	6,297	81,638	47,358	—	6,304	128,989	135,293	(55,540)	2004
Parkdale Mall, Beaumont, TX	78,544	23,850	47,390	61,823	(307)	25,381	107,375	132,756	(48,165)	2001
Parkway Place, Huntsville, AL	34,486	6,364	67,067	7,722	—	6,364	74,789	81,153	(20,838)	2010
Pearland Town Center, Pearland, TX	—	16,300	108,615	20,417	(857)	15,480	128,995	144,475	(46,837)	2008
Post Oak Mall, College Station, TX	—	3,936	48,948	17,118	(327)	3,852	65,823	69,675	(39,171)	1982
Richland Mall, Waco, TX	—	9,874	34,793	23,788	(1,225)	8,662	58,568	67,230	(23,733)	2002
South County Center, St. Louis, MO	—	15,754	159,249	16,181	—	15,790	175,394	191,184	(57,799)	2007
Southaven Towne Center, Southaven, MS	—	8,255	29,380	9,496	—	11,384	35,747	47,131	(14,162)	2005
Southpark Mall, Colonial Heights, VA	59,766	9,501	73,262	37,875	—	11,282	109,356	120,638	(47,209)	2003
St. Clair Square, Fairview Heights, IL	—	11,027	75,620	38,853	—	11,027	114,473	125,500	(59,248)	1996
Stroud Mall, Stroudsburg, PA	—	14,711	23,936	23,187	—	14,711	47,123	61,834	(20,956)	1998
Sunrise Mall, Brownsville, TX	—	11,156	59,047	16,298	—	11,156	75,345	86,501	(29,067)	2003
Turtle Creek Mall, Hattiesburg, MS	—	2,345	26,418	20,354	—	3,535	45,582	49,117	(27,255)	1993-1994
Valley View Mall, Roanoke, VA	53,372	15,985	77,771	24,517	—	15,999	102,274	118,273	(42,013)	2003
Volusia Mall, Daytona Beach, FL	41,332	2,526	120,242	37,405	—	8,945	151,228	160,173	(55,382)	2004
West Towne Mall, Madison, WI	—	8,912	83,084	46,050	—	8,912	129,134	138,046	(57,121)	2001
WestGate Mall, Spartanburg, SC	33,910	2,149	23,257	52,373	(432)	1,742	75,605	77,347	(42,592)	1995
Westmoreland Mall, Greensburg, PA	—	4,621	84,215	30,499	(1,240)	3,381	114,714	118,095	(47,718)	2002

Schedule III
CBL & ASSOCIATES PROPERTIES, INC.
CBL & ASSOCIATES LIMITED PARTNERSHIP
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2018
(In thousands)

		Initial Cost (1)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
York Galleria, York, PA	—	5,757	63,316	20,618	—	5,757	83,934	89,691	(38,296)	1999

Other Property Types
840 Greenbrier Circle, Chesapeake, VA	—	2,096	3,091	1,276	—	2,096	4,367	6,463	(1,518)	2007
850 Greenbrier Circle, Chesapeake, VA	—	3,154	6,881	1,652	—	3,154	8,533	11,687	(2,331)	2007
Annex at Monroeville, Pittsburgh, PA	—	—	29,496	721	—	—	30,217	30,217	(10,535)	2004
CBL Center, Chattanooga, TN	17,780	1,332	24,675	1,084	—	1,863	25,228	27,091	(15,072)	2001
CBL Center II, Chattanooga, TN	—	22	13,648	1,898	—	358	15,210	15,568	(5,598)	2008
CoolSprings Crossing, Nashville, TN	—	2,803	14,985	5,935	—	3,554	20,169	23,723	(13,836)	1991-1993
Courtyard at Hickory Hollow, Nashville, TN	—	3,314	2,771	397	(231)	1,500	4,751	6,251	(1,298)	1998
The Forum at Grandview, Madison, MS	—	9,234	17,285	21,475	(931)	8,405	38,658	47,063	(6,626)	2010
Frontier Square, Cheyenne, WY	—	346	684	434	(86)	260	1,118	1,378	(776)	1985
Gunbarrel Pointe, Chattanooga, TN	—	4,170	10,874	3,787	—	4,170	14,661	18,831	(6,848)	2000
Hamilton Corner, Chattanooga, TN	—	630	5,532	8,319	—	734	13,747	14,481	(7,804)	1986-1987
Hamilton Crossing, Chattanooga, TN	8,821	4,014	5,906	7,010	(1,370)	2,644	12,916	15,560	(7,643)	1987
Harford Annex, Bel Air, MD	—	2,854	9,718	1,357	—	2,854	11,075	13,929	(4,348)	2003
The Landing at Arbor Place, Atlanta (Douglasville), GA	—	7,238	14,330	3,583	(2,242)	4,996	17,913	22,909	(10,573)	1998-1999
Layton Hills Convenience Center, Layton, UT	—	—	8	5,892	—	2,795	3,105	5,900	(1,728)	2005
Layton Hills Plaza, Layton, UT	—	—	2	1,001	—	673	330	1,003	(234)	2005
Parkdale Crossing, Beaumont, TX	—	2,994	7,408	2,124	(355)	2,639	9,532	12,171	(3,906)	2002
Pearland Hotel, Pearland, TX	—	—	16,149	2,301	—	—	18,450	18,450	(5,804)	2008
Pearland Office, Pearland, TX	—	—	7,849	2,751	—	—	10,600	10,600	(3,727)	2009
Pearland Residential Mgmt, Pearland, TX	—	—	9,666	9	—	—	9,675	9,675	(2,798)	2008
The Plaza at Fayette, Lexington, KY	—	9,531	27,646	1,180	—	9,531	28,826	38,357	(9,688)	2006
The Promenade, D'Iberville, MS	—	16,278	48,806	25,474	(706)	17,953	71,899	89,852	(22,129)	2009
The Shoppes At Hamilton Place, Chattanooga, TN	—	4,894	11,700	785	—	2,811	14,568	17,379	(5,188)	2003
The Shoppes at St. Clair Square, Fairview Heights, IL	—	8,250	23,623	552	(5,044)	3,206	24,175	27,381	(10,613)	2007
Sunrise Commons, Brownsville, TX	—	1,013	7,525	2,520	—	1,013	10,045	11,058	(4,239)	2003
The Terrace, Chattanooga, TN	12,334	4,166	9,929	7,991	—	6,536	15,550	22,086	(6,915)	1997

Schedule III
CBL & ASSOCIATES PROPERTIES, INC.
CBL & ASSOCIATES LIMITED PARTNERSHIP
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2018
(In thousands)

		Initial Cost (1)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
West Towne Crossing, Madison, WI	—	1,784	2,955	12,159	—	2,759	14,139	16,898	(4,994)	1998
WestGate Crossing, Spartanburg, SC	—	1,082	3,422	8,274	—	1,082	11,696	12,778	(5,621)	1997
Westmoreland Crossing, Greensburg, PA	—	2,898	21,167	9,525	—	2,898	30,692	33,590	(12,442)	2002

DISPOSITIONS:
Chesterfield OP, St. Louis, MO	—	524	—	(524)	—	—	—	—	—	2017
Gulf Coast Dick's Sporting Goods, Ft. Myers, FL	—	347	6,835	(7,110)	(72)	—	—	—	—	2005-2017
Janesville Mall, Janesville, WI	—	8,074	26,009	(34,083)	—	—	—	—	—	1998
Parkway Plaza, Fort Oglethorpe, GA	—	2,675	13,435	(16,110)	—	—	—	—	—	2015
Statesboro Crossing, Statesboro, GA	—	2,855	17,805	(20,660)	—	—	—	—	—	2008

Other	—	19,248	4,002	(640)	—	19,715	2,895	22,610	(1,255)

Developments in progress consisting of construction and Development Properties	—	—	—	38,807	—	—	38,807	38,807	—
TOTALS	$1,859,876	$816,810	$4,947,278	$1,555,488	$(40,968)	$793,944	$6,484,664	$7,278,608	$(2,493,082)

(1)	Initial cost represents the total cost capitalized including carrying cost at the end of the first fiscal year in which the Property opened or was acquired.

(2)	Encumbrances represent the face amount of the mortgage and other indebtedness balance at December 31, 2018, excluding debt premium or discount, if applicable.

(3)	The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $7.735 billion.

(4)	Depreciation for all Properties is computed over the useful life which is generally 40 years for buildings, 10-20 years for certain improvements and 7-10 years for equipment and fixtures.

Schedule III
CBL & ASSOCIATES PROPERTIES, INC.
CBL & ASSOCIATES LIMITED PARTNERSHIP
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2018
(In thousands)

The changes in real estate assets and accumulated depreciation for the years ending December 31, 2018, 2017, and 2016 are set forth below (in thousands):

	Year Ended December 31,
	2018	2017	2016
REAL ESTATE ASSETS:
Balance at beginning of period	$7,621,930	$7,947,647	$8,240,521
Additions during the period:
Additions and improvements	144,256	177,482	263,265
Acquisitions of real estate assets	3,301	78,516	—
Deductions during the period:
Disposals, deconsolidations and accumulated depreciation on impairments	(305,813)	(506,399)	(435,331)
Transfers from real estate assets	(11,531)	(3,915)	(3,986)
Impairment of real estate assets	(173,535)	(71,401)	(116,822)
Balance at end of period	$7,278,608	$7,621,930	$7,947,647

ACCUMULATED DEPRECIATION:
Balance at beginning of period	$2,465,095	$2,427,108	$2,382,568
Depreciation expense	261,838	272,945	272,697
Accumulated depreciation on real estate assets sold, retired, deconsolidated or impaired	(233,851)	(234,958)	(228,157)
Balance at end of period	$2,493,082	$2,465,095	$2,427,108

								Schedule IV
CBL & ASSOCIATES PROPERTIES, INC. CBL & ASSOCIATES LIMITED PARTNERSHIP MORTGAGE NOTES RECEIVABLE ON REAL ESTATE At December 31, 2018 (In thousands)
Name Of Center/Location	Interest Rate		Final Maturity Date		Monthly Payment Amount (1)	Balloon Payment At Maturity	Prior Liens	Face Amount Of Mortgage	Carrying Amount Of Mortgage (2)	Principal Amount Of Mortgage Subject To Delinquent Principal Or Interest
FIRST MORTGAGES:
Columbia Place Outparcel	5.00%		Feb-2022		$3	$210	None	$360	$283	$—
One Park Place - Chattanooga, TN	5.00%		May-2022		21	—	None	3,200	783	—
Village Square - Houghton Lake, MI	4.00%		Dec-2018	(3)	10	1,295	None	2,627	1,308	—
Other	5.01% - 9.50%	(4)	Dec-2016 / Jan-2047	(5)	2	2,534		2,597	2,510	1,100
					$36	$4,039		$8,784	$4,884	$1,100

(1)	Equal monthly installments comprised of principal and interest, unless otherwise noted.

(2)	The aggregate carrying value for federal income tax purposes was $4,884 at December 31, 2018.

(3)	The note was amended to extend the maturity date and restructure the monthly payment amount subsequent to December 31, 2018. See Note 20 to the consolidated financial statements for more information.

(4)	Mortgage notes receivable aggregated in Other include a variable-rate note that bears interest at prime plus 2.0%, currently at 7.50%, and a variable-rate note that bears interest at LIBOR plus 2.50%.

(5)
A $1,100 note for The Promenade at D'Iberville with a maturity date of December 2016 is in default at December 31, 2018. See Note 11 to the consolidated financial statements for additional information.

The changes in mortgage notes receivable were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Beginning balance	$5,418	$5,680	$7,776
Additions	—	1,802	—
Payments	(534)	(2,064)	(250)
Write-Offs (1)	—	—	(1,846)
Ending balance	$4,884	$5,418	$5,680

(1)	See Note 11 to the consolidated financial statements for more information.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended through May 6, 2016 (a)
3.2	Third Amended and Restated Bylaws of the Company, as amended through June 22, 2018 (b)
4.1
See Amended and Restated Certificate of Incorporation of the Company, as amended, and Third Amended and Restated Bylaws of the Company, as amended, relating to the Common Stock, Exhibits 3.1 and 3.2 above

4.2	Certificate of Designations, dated June 25, 1998, relating to the 9.0% Series A Cumulative Redeemable Preferred Stock (c)
4.3	Certificate of Designation, dated April 30, 1999, relating to the Series 1999 Junior Participating Preferred Stock (c)
4.4	Terms of Series J Special Common Units of the Operating Partnership, pursuant to Article 4.4 of the Second Amended and Restated Partnership Agreement of the Operating Partnership (c)
4.5	Certificate of Designations, dated June 11, 2002, relating to the 8.75% Series B Cumulative Redeemable Preferred Stock (d)
4.6	Acknowledgment Regarding Issuance of Partnership Interests and Assumption of Partnership Agreement (e)
4.7	Certificate of Designations, dated August 13, 2003, relating to the 7.75% Series C Cumulative Redeemable Preferred Stock (f)
4.8	Certificate of Correction of the Certificate of Designations relating to the 7.75% Series C Cumulative Redeemable Preferred Stock (g)
4.9	Certificate of Designations, dated December 10, 2004, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (g)
4.9.1	Amended and Restated Certificate of Designations, dated February 25, 2010, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (h)
4.9.2	Second Amended and Restated Certificate of Designations, dated October 14, 2010, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (i)
4.10	Certificate of Designations, dated October 1, 2012, relating to the 6.625% Series E Cumulative Redeemable Preferred Stock (j)
4.11	Terms of the Series S Special Common Units of the Operating Partnership, pursuant to the Third Amendment to the Second Amended and Restated Partnership Agreement of the Operating Partnership (k)
4.12	Terms of the Series L Special Common Units of the Operating Partnership, pursuant to the Fourth Amendment to the Second Amended and Restated Partnership Agreement of the Operating Partnership (l)
4.13	Terms of the Series K Special Common Units of the Operating Partnership, pursuant to the First Amendment to the Third Amended and Restated Partnership Agreement of the Operating Partnership (m)
4.14.1	Indenture dated as of November 26, 2013, among CBL & Associates Limited Partnership, CBL & Associates Properties, Inc. and U.S. Bank National Association (n)
4.14.2	First Supplemental Indenture, dated as of November 26, 2013, among CBL & Associates Limited Partnership, CBL & Associates Properties, Inc. and U.S. Bank National Association (n)
4.14.3	Second Supplemental Indenture, dated as of December 13, 2016, among CBL & Associates Limited Partnership, CBL & Associates Properties, Inc. and U.S. Bank National Association (o)
4.14.4	Third Supplemental Indenture, dated as of January 30, 2019, among CBL & Associates Limited Partnership, CBL & Associates Properties, Inc. and U.S. Bank National Association (p)
4.14.5	Limited Guarantee, dated as of November 26, 2013, of CBL & Associates Properties, Inc. (n)
4.14.6	Subsidiary Guarantee, dated as of January 30, 2019, among the Subsidiaries of CBL & Associates Limited Partnership (p)
4.14.7	Global Note evidencing the 5.250% Senior Notes Due 2023 (n)
4.14.8	Global Note evidencing the 4.60% Senior Notes Due 2024 (q)
4.14.9	Global Note evidencing the 5.950% Senior Notes Due 2026 (o)

Exhibit Number	Description
4.14.10	Global Note evidencing the additional offering of 5.950% Senior Notes Due 2026 (r)
10.1.1	Fourth Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated November 2, 2010 (s)
10.1.2	Certificate of Designation, dated October 1, 2012, relating to the 6.625% Series E Cumulative Preferred Units (t)
10.2.1	CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (u)
10.2.2	Original Form of Stock Restriction Agreement for Restricted Stock Awards under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (v)
10.2.3	Form of Stock Restriction Agreement for Restricted Stock Awards under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan (effective May 2013)† (w)*
10.2.4	Amendment No. 1 to CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (x)
10.2.5	Amendment No. 2 to CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (y)
10.2.6	Form of Performance Stock Unit Award Agreement under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (z)
10.2.7	Form of Named Executive Officer Stock Restriction Agreement under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (z)
10.2.8	CBL & Associates Properties, Inc. Named Executive Officer Annual Incentive Compensation Plan (AIP) (Fiscal Year 2017)† (aa)
10.2.9	CBL & Associates, Properties, Inc. Named Executive Officer Annual Incentive Compensation Plan (AIP) (Fiscal Year 2018)† (bb)
10.2.10	CBL & Associates, Properties, Inc. Named Executive Officer Annual Incentive Compensation Plan (AIP) (Fiscal Year 2019)† (cc)
10.2.11	Revised Form of Performance Stock Unit Award Agreement Under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (bb)
10.2.12	Revised Form of Named Executive Officer Stock Restriction Agreement Under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (bb)
10.2.13	Retirement and General Release Agreement, dated September 27, 2018, between the Company and Gus Stephas† (kk)
10.3.1	Form of Indemnification Agreements between the Company and the Management Company and their officers and directors, for agreements executed prior to 2013 (dd)
10.3.2	Form of Indemnification Agreements between the Company and the Management Company and their officers and directors, for agreements executed in 2013 and subsequent years (x)
10.4.1	Employment Agreement for Charles B. Lebovitz† (ee)
10.4.2	Employment Agreement for Stephen D. Lebovitz† (ee)
10.4.3	Summary Description of CBL & Associates Properties, Inc. Director Compensation Arrangements† (a)
10.4.4	CBL & Associates Properties, Inc. Tier III Post-65 Retiree Program† (ff)
10.5	Option Agreement relating to Outparcels (ee)
10.6	Share Ownership Agreement by and among the Company and its related parties and the Jacobs entities, dated as of January 31, 2001 (gg)
10.7
Amended and Restated Limited Liability Company Agreement of JG Gulf Coast Town Center LLC by and between JG Gulf Coast Member LLC, an Ohio limited liability company and CBL/Gulf Coast, LLC, a Florida limited liability company, dated April 27, 2005 (l)

10.8.1	Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Oak Park Mall named therein, dated as of October 17, 2005 (m)
10.8.2	First Amendment to Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Oak Park Mall named therein, dated as of November 8, 2005 (m)
10.8.3	Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Eastland Mall named therein, dated as of October 17, 2005 (m)
10.8.4	First Amendment to Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Eastland Mall named therein, dated as of November 8, 2005 (m)

Exhibit Number	Description
10.8.5	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and the owners of Hickory Point Mall named therein, dated as of October 17, 2005 (m)
10.8.6	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and the owner of Eastland Medical Building, dated as of October 17, 2005 (m)
10.8.7
Letter Agreement, dated as of October 17, 2005, between the Company and the other parties to the acquisition agreements listed above for Oak Park Mall, Eastland Mall, Hickory Point Mall and Eastland Medical Building (m)

10.9.1
Master Transaction Agreement by and among REJ Realty LLC, JG Realty Investors Corp., JG Manager LLC, JG North Raleigh L.L.C., JG Triangle Peripheral South LLC, and the Operating Partnership, effective October 24, 2005 (hh)

10.9.2
Amended and Restated Limited Liability Company Agreement of Triangle Town Member, LLC by and among CBL Triangle Town Member, LLC and REJ Realty LLC, JG Realty Investors Corp. and JG Manager LLC, effective as of November 16, 2005 (hh)

10.10.1	Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and Cantor Fitzgerald & Co. (ii)
10.10.2	Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and J.P. Morgan Securities LLC (ii)
10.10.3	Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and KeyBanc Capital Markets Inc. (ii)
10.10.4	Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and RBC Capital Markets, LLC (ii)
10.10.5	Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and Wells Fargo Securities, LLC (ii)
10.11.1	Credit Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et. al., dated January 30, 2019 (jj)
21	Subsidiaries of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership
23.1	Consent of Deloitte & Touche LLP (for the Company)
23.2	Consent of Deloitte & Touche LLP (for the Operating Partnership)
24	Power of Attorney
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

Exhibit Number	Description
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(a)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.**

(b)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2018.**

(c)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

(d)	Incorporated by reference from the Company's Current Report on Form 8-K, dated June 10, 2002, filed on June 17, 2002.*

(e)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*

(f)	Incorporated by reference from the Company's Registration Statement on Form 8-A, filed on August 21, 2003.*

(g)	Incorporated by reference from the Company's Registration Statement on Form 8-A, filed on December 10, 2004.*

(h)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on March 1, 2010.*

(i)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on October 18, 2010.*

(j)	Incorporated by reference from the Company's Registration Statement on Form 8-A, filed on October 1, 2012.*

(k)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.*

(l)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2005.*

(m)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on November 22, 2005.*

(n)	Incorporated by reference from the Company's Current Report on Form 8-K, dated and filed on November 26, 2013.**

(o)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed December 13, 2016.**

(p)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed February 2, 2019.**

(q)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed October 8, 2014.**

(r)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on September 1, 2017.**

(s)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on November 5, 2010.*

(t)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on October 5, 2012.*

(u)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on May 10, 2012.*

(v)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.*

(w)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on May 17, 2013.*

(x)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.**

(y)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on May 12, 2017.*

(z)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 27, 2015.**

(aa)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 13, 2017.**

(bb)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 16, 2018.**

(cc)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 15, 2019.**

(dd)
Incorporated by reference to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 33-67372), as filed with the Commission on October 5, 1993. Exhibit originally filed in paper format and as such, a hyperlink is not available.*

(ee)
Incorporated by reference to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 33-67372), as filed with the Commission on January 27, 1994. Exhibit originally filed in paper format and as such, a hyperlink is not available.*

(ff)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on November 9, 2012.*

(gg)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on February 6, 2001*

(hh)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.*

(ii)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on March 1, 2013.*

(jj)	Incorporated by reference from the Company's Current Report on Form 8-K/A, filed on February 28, 2019.**

(kk)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on October 3, 2018.**

†	A management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.

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
Dated: March 1, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles B. Lebovitz	Chairman of the Board	March 1, 2019
Charles B. Lebovitz

/s/ Stephen D. Lebovitz	Director and Chief Executive Officer (Principal Executive Officer)	March 1, 2019
Stephen D. Lebovitz

/s/ Farzana Khaleel	Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2019
Farzana Khaleel

/s/ A. Larry Chapman*	Director	March 1, 2019
A. Larry Chapman

/s/ Matthew S. Dominski*	Director	March 1, 2019
Matthew S. Dominski

/s/ John D. Griffith*	Director	March 1, 2019
John D. Griffith

/s/ Richard J. Lieb*	Director	March 1, 2019
Richard J. Lieb

/s/ Kathleen M. Nelson*	Director	March 1, 2019
Kathleen M. Nelson

*By: /s/ Farzana Khaleel	Attorney-in-Fact	March 1, 2019
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
Dated: March 1, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles B. Lebovitz	Chairman of the Board of CBL Holdings I, Inc., general partner of the Registrant	March 1, 2019
Charles B. Lebovitz

/s/ Stephen D. Lebovitz	Director and Chief Executive Officer of CBL Holdings I, Inc., general partner of the Registrant (Principal Executive Officer)	March 1, 2019
Stephen D. Lebovitz

/s/ Farzana Khaleel	Executive Vice President - Chief Financial Officer and Treasurer of CBL Holdings, I, Inc., general partner of the Registrant (Principal Financial Officer and Principal Accounting Officer)	March 1, 2019
Farzana Khaleel