Form 10-Q
period 2019-03-31
CBL & ASSOCIATES PROPERTIES INC; CBL & ASSOCIATES LIMITED PARTNERSHIP
filed 2019-05-10
CIK 910612, 915140

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CBL & Associates Properties, Inc.	Yes ☐	No ☒
CBL & Associates Limited Partnership	Yes ☐	No ☒

Securities registered under Section 12(b) of the Act:
CBL & Associates Properties, Inc.

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	CBL	New York Stock Exchange
7.375% Series D Cumulative Redeemable Preferred Stock, $0.01 par value	CBLprD	New York Stock Exchange
6.625% Series E Cumulative Redeemable Preferred Stock, $0.01 par value	CBLprE	New York Stock Exchange
CBL & Associates Limited Partnership: None

As of May 7, 2019, there were 173,475,641 shares of CBL & Associates Properties, Inc.'s common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2019 of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the "Company" mean CBL & Associates Properties, Inc. and its subsidiaries. References to the "Operating Partnership" mean CBL & Associates Limited Partnership and its subsidiaries. The terms "we," "us" and "our" refer to the Company or the Company and the Operating Partnership collectively, as the context requires.
The Company is a real estate investment trust ("REIT") whose stock is traded on the New York Stock Exchange. The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At March 31, 2019, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 85.6% limited partner interest for a combined interest held by the Company of 86.6%.
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

•
certain accompanying notes to condensed consolidated financial statements, including Note 7 - Unconsolidated Affiliates and Noncontrolling Interests; Note 8 - Mortgage and Other Indebtedness, Net; and Note 11 - Earnings per Share and Earnings per Unit;

•	controls and procedures in Item 4 of Part I of this report;

•	information concerning unregistered sales of equity securities and use of proceeds in Item 2 of Part II of this report; and

•	certifications of the Chief Executive Officer and Chief Financial Officer included as Exhibits 31.1 through 32.4.

Combined Guarantor Subsidiaries of the Operating Partnership
In January 2019, the Operating Partnership entered into a new $1,185,000 senior secured credit facility which replaced all of the Operating Partnership’s prior unsecured bank facilities. The secured credit facility is secured by 17 malls and 3 associated centers that are directly or indirectly owned by 36 wholly owned subsidiaries of the Operating Partnership (collectively the “Combined Guarantor Subsidiaries”). The Combined Guarantor Subsidiaries own an additional five malls, one associated center and four mortgage notes receivable that are not collateral for the secured credit facility. The properties that are collateral for the secured credit facility and the properties and mortgage notes receivable that are not collateral are collectively referred to as the “Guarantor Properties.” In addition to the secured credit facility, the Operating Partnership’s debt includes three separate series of senior unsecured notes (the “Notes”). Based on the terms of the Notes, to the extent that any subsidiary of the Operating Partnership executes and delivers a guarantee to another debt facility, the Operating Partnership shall also cause the subsidiary to guarantee the Operating Partnership’s obligations under the Notes on a senior basis. In January 2019, the Combined Guarantor Subsidiaries entered a guarantee agreement with the issuer of the Notes to satisfy the guaranty requirement.
This report also includes as an exhibit the combined financial statements and notes to the combined financial statements of the Combined Guarantor Subsidiaries. Each of the Combined Guarantor Subsidiaries meet the criteria in Rule 3-10(f) of SEC Regulation S-X to provide condensed consolidating financial information as additional disclosure in the notes to the Operating Partnership's condensed consolidated financial statements because each Combined Guarantor Subsidiary is 100% owned by the Operating Partnership, the guaranty issued by each Combined Guarantor Subsidiary is full and unconditional and the guaranty issued by each Combined Guarantor Subsidiary is joint and several. However, the Operating Partnership has elected to provide combined financial statements and accompanying notes for the Combined Guarantor Subsidiaries in lieu of including the condensed consolidating financial information in the notes to its condensed consolidated financial statements. These combined financial statements and notes are presented as an exhibit to this quarterly report on Form 10-Q for ease of reference.

CBL & Associates Properties, Inc.
CBL & Associates Limited Partnership

PART I – FINANCIAL INFORMATION

ITEM 1:   Financial Statements
CBL & Associates Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

ASSETS (1)	March 31, 2019	December 31, 2018
Real estate assets:
Land	$783,055	$793,944
Buildings and improvements	6,248,286	6,414,886
	7,031,341	7,208,830
Accumulated depreciation	(2,478,821)	(2,493,082)
	4,552,520	4,715,748
Held for sale	14,171	30,971
Developments in progress	56,273	38,807
Net investment in real estate assets	4,622,964	4,785,526
Cash and cash equivalents	21,055	25,138
Receivables:
Tenant, net of allowance for doubtful accounts of $2,337 in 2018	71,358	77,788
Other, net of allowance for doubtful accounts of $838 in 2018	9,855	7,511
Mortgage and other notes receivable	7,406	7,672
Investments in unconsolidated affiliates	277,357	283,553
Intangible lease assets and other assets	151,953	153,665
	$5,161,948	$5,340,853

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness, net	$3,898,550	$4,043,180
Accounts payable and accrued liabilities	277,256	218,217
Liabilities related to assets held for sale	24,653	43,716
Total liabilities (1)	4,200,459	4,305,113
Commitments and contingencies (Note 8 and Note 12)
Redeemable noncontrolling interests	3,017	3,575
Shareholders' equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized:
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding	18	18
6.625% Series E Cumulative Redeemable Preferred Stock, 690,000 shares outstanding	7	7
Common stock, $.01 par value, 350,000,000 shares authorized, 173,461,976 and 172,656,458 issued and outstanding in 2019 and 2018, respectively	1,735	1,727
Additional paid-in capital	1,967,845	1,968,280
Dividends in excess of cumulative earnings	(1,069,104)	(1,005,895)
Total shareholders' equity	900,501	964,137
Noncontrolling interests	57,971	68,028
Total equity	958,472	1,032,165
	$5,161,948	$5,340,853

(1)
As of March 31, 2019, includes $609,856 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $406,466 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 7.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Operations (In thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2019	2018
REVENUES:
Rental revenues	$190,980	$212,729
Management, development and leasing fees	2,523	2,721
Other	4,527	4,750
Total revenues	198,030	220,200

OPERATING EXPENSES:
Property operating	(28,980)	(32,826)
Depreciation and amortization	(69,792)	(71,750)
Real estate taxes	(19,919)	(21,848)
Maintenance and repairs	(12,776)	(13,179)
General and administrative	(22,007)	(18,304)
Loss on impairment	(24,825)	(18,061)
Litigation settlement	(88,150)	—
Other	—	(94)
Total operating expenses	(266,449)	(176,062)

OTHER INCOME (EXPENSES):
Interest and other income	489	213
Interest expense	(53,998)	(53,767)
Gain on extinguishment of debt	71,722	—
Gain on sales of real estate assets	228	4,371
Income tax benefit (provision)	(139)	645
Equity in earnings of unconsolidated affiliates	3,308	3,739
Total other income (expenses)	21,610	(44,799)
Net loss	(46,809)	(661)
Net (income) loss attributable to noncontrolling interests in:
Operating Partnership	7,758	1,665
Other consolidated subsidiaries	75	(101)
Net income (loss) attributable to the Company	(38,976)	903
Preferred dividends	(11,223)	(11,223)
Net loss attributable to common shareholders	$(50,199)	$(10,320)

Basic and diluted per share data attributable to common shareholders:
Net loss attributable to common shareholders	$(0.29)	$(0.06)
Weighted-average common and potential dilutive common shares outstanding	173,252	171,943

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
 (Unaudited)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2018	$8,835	$25	$1,711	$1,974,537	$(836,269)	$1,140,004	$96,474	$1,236,478
Net income (loss)	(94)	—	—	—	903	903	(1,470)	(567)
Cumulative effect of accounting change	—	—	—	—	70,380	70,380	—	70,380
Dividends declared - common stock ($0.200 per share)	—	—	—	—	(34,531)	(34,531)	—	(34,531)
Dividends declared - preferred stock	—	—	—	—	(11,223)	(11,223)	—	(11,223)
Issuances of 700,534 shares of common stock and restricted common stock	—	—	7	734	—	741	—	741
Conversion of 915,338 Operating Partnership common units into shares of common stock	—	—	9	3,050	—	3,059	(3,059)	—
Cancellation of 47,867 shares of restricted common stock	—	—	—	(233)	—	(233)	—	(233)
Performance stock units	—	—	—	419	—	419	—	419
Amortization of deferred compensation	—	—	—	1,196	—	1,196	—	1,196
Adjustment for noncontrolling interests	1,399	—	—	(11,737)	—	(11,737)	10,338	(1,399)
Adjustment to record redeemable noncontrolling interests at redemption value	(2,530)	—	—	2,203	—	2,203	328	2,531
Distributions to noncontrolling interests	(1,143)	—	—	—	—	—	(7,804)	(7,804)
Balance, March 31, 2018	$6,467	$25	$1,727	$1,970,169	$(810,740)	$1,161,181	$94,807	$1,255,988

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)
(Continued)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2019	$3,575	$25	$1,727	$1,968,280	$(1,005,895)	$964,137	$68,028	$1,032,165
Net loss	(453)	—	—	—	(38,976)	(38,976)	(7,380)	(46,356)
Dividends declared - common stock ($0.075 per share)	—	—	—	—	(13,010)	(13,010)	—	(13,010)
Dividends declared - preferred stock	—	—	—	—	(11,223)	(11,223)	—	(11,223)
Issuances of 863,174 shares of common stock and restricted common stock	—	—	9	708	—	717	—	717
Cancellation of 57,656 shares of restricted common stock	—	—	(1)	(133)	—	(134)	—	(134)
Performance stock units	—	—	—	313	—	313	—	313
Amortization of deferred compensation	—	—	—	1,033	—	1,033	—	1,033
Adjustment for noncontrolling interests	1,038	—	—	(2,356)	—	(2,356)	1,318	(1,038)
Contributions from noncontrolling interests	—	—	—	—	—	—	455	455
Distributions to noncontrolling interests	(1,143)	—	—	—	—	—	(4,450)	(4,450)
Balance, March 31, 2019	$3,017	$25	$1,735	$1,967,845	$(1,069,104)	$900,501	$57,971	$958,472

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,809)	$(661)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	69,792	71,750
Net amortization of deferred financing costs, debt premiums and discounts	2,304	1,709
Net amortization of intangible lease assets and liabilities	(551)	(475)
Gain on sales of real estate assets	(228)	(4,371)
Gain on insurance proceeds	(690)	—
Write-off of development projects	—	94
Share-based compensation expense	2,043	2,314
Loss on impairment	24,825	18,061
Gain on extinguishment of debt	(71,722)	—
Equity in earnings of unconsolidated affiliates	(3,308)	(3,739)
Distributions of earnings from unconsolidated affiliates	5,671	4,011
Change in estimate of uncollectable rental revenues	1,540	2,041
Change in deferred tax accounts	63	(629)
Changes in:
Tenant and other receivables	(387)	1,826
Other assets	(3,826)	(2,339)
Accounts payable and accrued liabilities	76,771	8,635
Net cash provided by operating activities	55,488	98,227

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(26,429)	(39,997)
Proceeds from sales of real estate assets	35,260	11,848
Proceeds from insurance	548	—
Payments received on mortgage and other notes receivable	266	267
Additional investments in and advances to unconsolidated affiliates	(566)	(1,232)
Distributions in excess of equity in earnings of unconsolidated affiliates	4,979	2,859
Changes in other assets	(321)	(2,277)
Net cash provided by (used in) investing activities	13,737	(28,532)

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$941,217	$99,160
Principal payments on mortgage and other indebtedness	(978,006)	(123,634)
Additions to deferred financing costs	(15,107)	(98)
Proceeds from issuances of common stock	17	41
Contributions from noncontrolling interests	455	—
Payment of tax withholdings for restricted stock awards	(132)	(231)
Distributions to noncontrolling interests	(5,593)	(9,130)
Dividends paid to holders of preferred stock	(11,223)	(11,223)
Dividends paid to common shareholders	(12,949)	(34,217)
Net cash used in financing activities	(81,321)	(79,332)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(12,096)	(9,637)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	57,512	68,172
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$45,416	$58,535

Reconciliation from condensed consolidated statements of cash flows to condensed consolidated balance sheets:
Cash and cash equivalents	$21,055	$23,346
Restricted cash (1):
Restricted cash	79	3,212
Mortgage escrows	24,282	31,977
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$45,416	$58,535

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$35,659	$34,896

(1)	Included in intangible lease assets and other assets in the condensed consolidated balance sheets.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Balance Sheets
(In thousands, except unit data)
(Unaudited)

ASSETS (1)	March 31, 2019	December 31, 2018
Real estate assets:
Land	$783,055	$793,944
Buildings and improvements	6,248,286	6,414,886
	7,031,341	7,208,830
Accumulated depreciation	(2,478,821)	(2,493,082)
	4,552,520	4,715,748
Held for sale	14,171	30,971
Developments in progress	56,273	38,807
Net investment in real estate assets	4,622,964	4,785,526
Cash and cash equivalents	21,054	25,138
Receivables:
Tenant, net of allowance for doubtful accounts of $2,337 in 2018	71,358	77,788
Other, net of allowance for doubtful accounts of $838 in 2018	9,807	7,462
Mortgage and other notes receivable	7,406	7,672
Investments in unconsolidated affiliates	277,890	284,086
Intangible lease assets and other assets	151,834	153,545
	$5,162,313	$5,341,217

LIABILITIES, REDEEMABLE INTERESTS AND CAPITAL
Mortgage and other indebtedness, net	$3,898,550	$4,043,180
Accounts payable and accrued liabilities	277,328	218,288
Liabilities related to assets held for sale	24,653	43,716
Total liabilities (1)	4,200,531	4,305,184
Commitments and contingencies (Note 8 and Note 12)
Redeemable common units	3,017	3,575
Partners' capital:
Preferred units	565,212	565,212
Common units:
General partner	3,874	4,628
Limited partners	378,600	450,507
Total partners' capital	947,686	1,020,347
Noncontrolling interests	11,079	12,111
Total capital	958,765	1,032,458
	$5,162,313	$5,341,217

(1)
As of March 31, 2019, includes $609,856 of assets related to consolidated variable interest entities that can only be used to settle obligations of the consolidated variable interest entities and $406,466 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Operating Partnership. See Note 7.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership Condensed Consolidated Statements of Operations (In thousands, except per unit data) (Unaudited)

	Three Months Ended March 31,
	2019	2018
REVENUES:
Rental revenues	$190,980	$212,729
Management, development and leasing fees	2,523	2,721
Other	4,527	4,750
Total revenues	198,030	220,200

OPERATING EXPENSES:
Property operating	(28,980)	(32,826)
Depreciation and amortization	(69,792)	(71,750)
Real estate taxes	(19,919)	(21,848)
Maintenance and repairs	(12,776)	(13,179)
General and administrative	(22,007)	(18,304)
Loss on impairment	(24,825)	(18,061)
Litigation settlement	(88,150)	—
Other	—	(94)
Total operating expenses	(266,449)	(176,062)

OTHER INCOME (EXPENSES):
Interest and other income	489	213
Interest expense	(53,998)	(53,767)
Gain on extinguishment of debt	71,722	—
Gain on sales of real estate assets	228	4,371
Income tax benefit (provision)	(139)	645
Equity in earnings of unconsolidated affiliates	3,308	3,739
Total other income (expenses)	21,610	(44,799)
Net loss	(46,809)	(661)
Net (income) loss attributable to noncontrolling interests	75	(101)
Net loss attributable to the Operating Partnership	(46,734)	(762)
Distributions to preferred unitholders	(11,223)	(11,223)
Net loss attributable to common unitholders	$(57,957)	$(11,985)

Basic and diluted per unit data attributable to common unitholders:
Net loss attributable to common unitholders	$(0.29)	$(0.06)
Weighted-average common and potential dilutive common units outstanding	200,010	199,694

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Capital
(In thousands)
 (Unaudited)

		Number of			Common Units
	Redeemable Common Units	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Total Partners' Capital	Noncontrolling Interests	Total Capital
Balance, January 1, 2018	$8,835	25,050	199,297	$565,212	$6,735	$655,120	$1,227,067	$9,701	$1,236,768
Net income (loss)	(94)	—	—	11,223	(122)	(11,769)	(668)	101	(567)
Cumulative effect of accounting change	—	—	—	—	722	69,658	70,380	—	70,380
Distributions declared - common units ($0.209 per unit)	(1,143)	—	—	—	(402)	(40,215)	(40,617)	—	(40,617)
Distributions declared - preferred units	—	—	—	(11,223)	—	—	(11,223)	—	(11,223)
Issuances of common units	—	—	701	—	—	741	741	—	741
Cancellation of restricted common stock	—	—	(48)	—	—	(233)	(233)	—	(233)
Performance stock units	—	—	—	—	4	415	419	—	419
Amortization of deferred compensation	—	—	—	—	12	1,184	1,196	—	1,196
Allocation of partners' capital	1,399	—	—	—	(48)	(1,353)	(1,401)	—	(1,401)
Adjustment to record redeemable interests at redemption value	(2,530)	—	—	—	26	2,505	2,531	—	2,531
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,718)	(1,718)
Balance, March 31, 2018	$6,467	25,050	199,950	$565,212	$6,927	$676,053	$1,248,192	$8,084	$1,256,276

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Capital
(In thousands)
(Unaudited)
(Continued)

		Number of			Common Units
	Redeemable Common Units	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Total Partners' Capital	Noncontrolling Interests	Total Capital
Balance, January 1, 2019	$3,575	25,050	199,415	$565,212	$4,628	$450,507	$1,020,347	$12,111	$1,032,458
Net income (loss)	(453)	—	—	11,223	(590)	(56,914)	(46,281)	(75)	(46,356)
Distributions declared - common units ($0.086 per unit)	(1,143)	—	—	—	(151)	(15,897)	(16,048)	—	(16,048)
Distributions declared - preferred units	—	—	—	(11,223)	—	—	(11,223)	—	(11,223)
Issuances of common units	—	—	863	—	—	717	717	—	717
Cancellation of restricted common stock	—	—	(58)	—	—	(133)	(133)	—	(133)
Performance stock units	—	—	—	—	3	309	312	—	312
Amortization of deferred compensation	—	—	—	—	11	1,022	1,033	—	1,033
Allocation of partners' capital	1,038	—	—	—	(34)	(1,004)	(1,038)	—	(1,038)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	455	455
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,412)	(1,412)
Balance, March 31, 2019	$3,017	25,050	200,220	$565,212	$3,867	$378,607	$947,686	$11,079	$958,765

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,809)	$(661)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	69,792	71,750
Net amortization of deferred financing costs, debt premiums and discounts	2,304	1,709
Net amortization of intangible lease assets and liabilities	(551)	(475)
Gain on sales of real estate assets	(228)	(4,371)
Gain on insurance proceeds	(690)	—
Write-off of development projects	—	94
Share-based compensation expense	2,043	2,314
Loss on impairment	24,825	18,061
Gain on extinguishment of debt	(71,722)	—
Equity in earnings of unconsolidated affiliates	(3,308)	(3,739)
Distributions of earnings from unconsolidated affiliates	5,671	4,012
Change in estimate of uncollectable rental revenues	1,540	2,041
Change in deferred tax accounts	63	(629)
Changes in:
Tenant and other receivables	(387)	1,826
Other assets	(3,826)	(2,339)
Accounts payable and accrued liabilities	76,770	8,633
Net cash provided by operating activities	55,487	98,226

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(26,429)	(39,997)
Proceeds from sales of real estate assets	35,260	11,848
Proceeds from insurance	548	—
Payments received on mortgage and other notes receivable	266	267
Additional investments in and advances to unconsolidated affiliates	(566)	(1,232)
Distributions in excess of equity in earnings of unconsolidated affiliates	4,979	2,859
Changes in other assets	(321)	(2,277)
Net cash provided by (used in) investing activities	13,737	(28,532)

CBL & Associates Limited Partnership Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$941,217	$99,160
Principal payments on mortgage and other indebtedness	(978,006)	(123,634)
Additions to deferred financing costs	(15,107)	(98)
Proceeds from issuances of common units	17	41
Contributions from noncontrolling interests	455	—
Payment of tax withholdings for restricted stock awards	(132)	(231)
Distributions to noncontrolling interests	(2,554)	(2,861)
Distributions to preferred unitholders	(11,223)	(11,223)
Distributions to common unitholders	(15,988)	(40,486)
Net cash used in financing activities	(81,321)	(79,332)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(12,097)	(9,638)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	57,512	68,172
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$45,415	$58,534

Reconciliation from condensed consolidated statements of cash flows to condensed consolidated balance sheets:
Cash and cash equivalents	$21,054	$23,345
Restricted cash (1):
Restricted cash	79	3,212
Mortgage escrows	24,282	31,977
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$45,415	$58,534

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$35,659	$34,896

(1)	Included in intangible lease assets and other assets in the condensed consolidated balance sheets.

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
As of March 31, 2019, the Operating Partnership owned interests in the following properties:

		Other Properties
	Malls (1)	Associated Centers	Community Centers	Office Buildings/Other		Total
Consolidated properties	57	20	2	5	(2)	84
Unconsolidated properties (3)	8	3	5	2		18
Total	65	23	7	7		102

(1)	Category consists of regional malls, open-air centers and outlet centers (including one mixed-use center).

(2)	Includes CBL's two corporate office buildings.

(3)	The Operating Partnership accounts for these investments using the equity method because one or more of the other partners have substantive participating rights.
At March 31, 2019, the Operating Partnership had interests in the following properties under development:

	Consolidated Properties		Unconsolidated Properties
	Malls	All Other	Malls	All Other
Redevelopments	6	—	1	—
CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At March 31, 2019, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 85.6% limited partner interest for a combined interest held by CBL of 86.6%.
The noncontrolling interest in the Operating Partnership is held by CBL & Associates, Inc., its shareholders and affiliates and certain senior officers of the Company (collectively "CBL's Predecessor"), all of which contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993, and by various third parties. At March 31, 2019, CBL’s Predecessor owned a 9.1% limited partner interest and third parties owned a 4.3% limited partner interest in the Operating Partnership.  CBL's Predecessor also owned 4.3 million shares of CBL’s common stock at March 31, 2019, for a total combined effective interest of 11.2% in the Operating Partnership.
The Operating Partnership conducts the Company’s property management and development activities through its wholly owned subsidiary, CBL & Associates Management, Inc. (the “Management Company”), to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. All intercompany transactions have been eliminated. The results for the interim period ended March 31, 2019 are not necessarily indicative of the results to be obtained for the full fiscal year.
These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2018.
Reclassifications
Certain reclassifications have been made to amounts in the Company's prior-year financial statements to conform to the current period presentation. The Company reclassified certain amounts related to operating expense reimbursements in its condensed consolidated statements of operations for the three months ended March 31, 2018 related to the adoption of ASC 606. As a result, operating expense reimbursements of $2,343, previously included in tenant reimbursements, were reclassified to other revenues for the three months ended March 31, 2018. Additionally, the Company reclassified minimum rents, percentage rents, other rents and tenant reimbursements into one line item, rental revenues, for the three months ended March 31, 2018 related to the adoption of ASC 842.
Note 2 – Recent Accounting Pronouncements
Accounting Guidance Adopted

Description	Date Adopted & Application Method	Financial Statement Effect and Other Information
ASU 2016-02, Leases, and related subsequent amendments	January 1, 2019 - Modified Retrospective (electing optional transition method to apply at adoption date and record cumulative-effect adjustment as of January 1, 2019)
The objective of the leasing guidance is to increase transparency and comparability by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Putting nearly all leases on the balance sheet is the biggest change for lessees, as lessees will now be required to recognize a right-of-use (“ROU”) asset and corresponding lease liability for leases with terms greater than 12 months. Under the FASB model, lessees will classify a lease as either a finance lease or an operating lease, while a lessor will classify a lease as either a sales-type, direct financing, or operating lease. A lessee should classify a lease based on whether the arrangement is effectively a purchase of the underlying asset. Leases that transfer control of the underlying asset to a lessee are classified as finance leases for lessees and sales-type leases for lessors, whereas leases where the lessee obtains control of only the use of the underlying asset, but not the underlying asset itself, will be classified as operating leases for both lessees and lessors. A lease may meet the lessee finance lease criteria even when control of the underlying asset is not transferred to the lessee, and in these cases the lease would be classified as an operating lease for the lessee and a direct finance lease by the lessor. The guidance to be applied by lessors is substantially similar to existing GAAP. In order to align lessor accounting with the principles in the revenue recognition guidance in ASC 606, a lessor is precluded from recognizing selling profit or sales revenue at lease commencement for a lease that does not transfer control of the underlying asset to the lessee. As a lessee, the guidance impacted the Company's condensed consolidated financial statements through the recognition of right-of-use ("ROU") assets and corresponding lease liabilities for operating leases as of January 1, 2019. As a lessor, the guidance impacted the Company's condensed consolidated financial statements in regard to the narrowed definition of initial direct costs that can be capitalized, the change in the presentation of rental revenues as one line item and the change in reporting uncollectable operating lease receivables as a reduction of rental revenues instead of property operating expense. The adoption did not result in a cumulative catch-up adjustment to opening equity. See Note 4 for further details.

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

Note 3 – Revenues
Contract Balances
A summary of the Company's contract assets activity during the three months ended March 31, 2019 is presented below:

Contract Assets
Balance as of December 31, 2018	$289
Tenant openings	(139)
Executed leases	25
Balance as of March 31, 2019	$175

A summary of the Company's contract liability activity during the three months ended March 31, 2019 is presented below:

Contract Liability
Balance as of December 31, 2018	$265
Completed performance obligation	(4)
Contract obligation	—
Balance as of March 31, 2019	$261

The Company has the following contract balances as of March 31, 2019:

		As of March 31, 2019	Expected Settlement Period
Description	Financial Statement Line Item		2019	2020	2021	2022	2023
Contract assets (1)	Management, development and leasing fees	$175	$(167)	$(3)	$(1)	$—	$(4)
Contract liability (2)	Other rents	261	(99)	(54)	(54)	(54)	—

(1)
Represents leasing fees recognized as revenue in the period in which the lease is executed. Under third party and unconsolidated affiliates' contracts, the remaining 50% of the commissions are paid when the tenant opens. The tenant typically opens within a year, unless the project is in development.

(2)	Relates to a contract in which the Company received advance payments in the initial year of the multi-year contract.
Revenues
Sales taxes are excluded from revenues. The following table presents the Company's revenues disaggregated by revenue source:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Rental revenues (1)	$190,980	$212,729
Revenues from contracts with customers (ASC 606):
Operating expense reimbursements (2)	2,143	2,343
Management, development and leasing fees (3)	2,523	2,721
Marketing revenues (4)	874	1,295
	5,540	6,359

Other revenues	1,510	1,112
Total revenues	$198,030	$220,200

(1)
Revenues from leases that commenced subsequent to December 31, 2018 are accounted for in accordance with ASC 842, Leases, whereas all leases existing prior to that date are accounted for in accordance with ASC 840, Leases. See Note 4.

(2)
Includes $2,192 in the Malls segment and $(49) in the All Other segment for the three months ended March 31, 2019. Includes $2,190 in the Malls segment and $153 in the All Other segment for the three months ended March 31, 2018. See description below.

(3)	Included in All Other segment.

(4)
Includes $876 in the Malls segment and $(2) in the All Other segment for the three months ended March 31, 2019. Includes $1,294 in the Malls segment and $1 in the All Other segment for the three months ended March 31, 2018.

See Note 10 for information on the Company's segments.
Revenue from Contracts with Customers
Operating expense reimbursements
Under operating and other agreements with third parties that own anchor or outparcel buildings at the Company's properties and pay no rent, the Company receives reimbursements for certain operating expenses such as ring road and parking lot maintenance, landscaping and other fees. These arrangements are primarily either set at a fixed rate with rate increases typically every five years or are on a variable (pro rata) basis, typically as a percentage of costs allocated based on square footage or sales. The majority of these contracts have an initial term and one or more extension options, which cumulatively approximate 50 or more years as historically the initial term and any extension options are reasonably certain of being executed by the third party. The standalone selling price of each performance obligation is determined based on the terms of the contract, which typically assign a price to each performance obligation that directly relates to the value the customer receives for the services being provided. Revenue is recognized as services are transferred to the customer. Variable consideration is based on historical experience and is generally recognized over time using the cost-to-cost method of measurement because it most accurately depicts the Company's performance in satisfying the performance obligation. The cumulative catch-up method is used to recognize any adjustments in variable consideration estimates. Under this method, any adjustment is recognized in the period it is identified.

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

Outstanding Performance Obligations
The Company has outstanding performance obligations related to certain noncancellable contracts with customers for which it will receive fixed operating expense reimbursements for providing certain maintenance and other services as described above. As of March 31, 2019, the Company expects to recognize these amounts as revenue over the following periods:

Performance obligation	Less than 5 years	5-20 years	Over 20 years	Total
Fixed operating expense reimbursements	$29,101	$53,781	$49,866	$132,748
The Company evaluates its performance obligations each period and makes adjustments to reflect any known additions or cancellations. Performance obligations related to variable consideration which is based on sales is constrained.
Note 4 – Leases
Adoption of ASU 2016-02, and all related subsequent amendments
The Company adopted ASC 842 (which includes ASU 2016-02 and all related subsequent amendments) on January 1, 2019 and applied the guidance to leases that commenced on or after January 1, 2019. Historical amounts for prior periods were not adjusted and will continue to be reported using the guidance in ASC 840, Leases.
To determine whether a contract contains a lease, the Company evaluated its contracts and verified that there was an identified asset and that the Company, or the tenant, has the right to obtain substantially all the economic benefits from the use of the asset throughout the contract term. If a contract is determined to contain a lease, the lease is evaluated to determine whether it is an operating or financing lease, if the Company is the lessee, or the lease is evaluated to determine whether it is an operating, direct financing or sales-type lease, if the Company is the lessor. After determining that the contract contains a lease, the Company identified the lease component and any nonlease components associated with that lease component, and through the Company’s election to combine lease and nonlease components for all asset classes, combined the components into a single lease component within each applicable lease where the Company is the lessor.
The discount rate to be used for each lease was determined by assessing the Company’s debt information, assessing the credit rating of the Company and the Company’s debt, estimating a synthetic “secured” credit rating for the Company and estimating an appropriate incremental borrowing rate. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.
See Note 2 for additional information about these accounting standards.
Lessor
Rental Revenues
The majority of the Company’s revenues are earned through the lease of space at its properties. All of the Company's leases with tenants for the use of space at our properties are classified as operating leases. Rental revenues include minimum rent, percentage rent, other rents and reimbursements from tenants for real estate taxes, insurance, common area maintenance ("CAM") and other operating expenses as provided in the lease agreements. The option to extend or terminate our leases is specific to each underlying tenant agreement. Typically, the Company's leases contain penalties for early termination. The Company doesn't have any leases that convey the right for the lessee to purchase the leased asset.
Minimum rental revenue from operating leases is recognized on a straight-line basis over the initial terms of the related leases. Certain tenants are required to pay percentage rent if their sales volumes exceed thresholds specified in their lease agreements. Percentage rent is recognized as revenue when the thresholds are achieved and the amounts become determinable.

The Company receives reimbursements from tenants for real estate taxes, insurance, CAM and other recoverable operating expenses as provided in the lease agreements. Any tenant reimbursements that require fixed payments are recognized on a straight-line basis over the initial terms of the related leases, whereas any variable payments are recognized when earned in accordance with the tenant lease agreements. Tenant reimbursements related to certain capital expenditures are billed to tenants over periods of 5 to 15 years.
Additionally, ASU 2018-19 clarifies that operating lease receivables are within the scope of ASC 842. Therefore, in conjunction with our adoption of ASC 842 on January 1, 2019, the Company began recognizing changes in the collectability assessment of its operating lease receivables as a reduction of rental revenues, rather than as a property operating expense. As a result, the Company recognized $1,540 of uncollectable operating lease receivables as a reduction of rental revenues for the three months ended March 31, 2019, and recognized $2,041 of uncollectable operating lease receivables as a property operating expense for the three months ended March 31, 2018.
The components of rental revenues are as follows:

Three Months Ended March 31, 2019
Fixed lease payments	$159,278
Variable lease payments	31,702
Total rental revenues	$190,980
The undiscounted future fixed lease payments to be received under the Company's operating leases as of March 31, 2019, are as follows:

Years Ending December 31,	Operating Leases
2019 (1)	$423,830
2020	516,103
2021	450,880
2022	370,764
2023	304,864
2024	236,102
Thereafter	640,986
Total undiscounted lease payments	$2,943,529

(1)	Reflects rental payments for the fiscal period April 1, 2019 through December 31, 2019.
As required by the Comparative Under ASC 840 Option, which is a transitional amendment that allows for the presentation of comparative periods in the year of adoption under ASC 840 (the former leasing guidance), the Company's future minimum rental income from lessees under non-cancellable operating leases where the Company is the lessor as of December 31, 2018 is also presented below:

Years Ending December 31,	Operating Leases
2019	$497,014
2020	426,228
2021	363,482
2022	294,441
2023	234,191
Thereafter	531,792
Total	$2,347,148

Lessee
The Company has eight ground leases and one office lease in which it is a lessee. The maturities of these leases range from 2021 to 2089 and generally provide for renewal options ranging from five to ten years. We included the renewal options in our lease terms for purposes of calculating our lease liability and ROU asset because we have no plans to cease operating our assets associated with each ground lease. The ground leases relate to properties where the Company owns the buildings and improvements, but leases the underlying land. The lease payments on the majority of the ground leases are fixed, but in the instances where they are variable they are either based on the CPI index or a percentage of sales. The one office lease is subleased as of March 2019. As of March 31, 2019, these leases have a weighted-average remaining lease term of 38.8 years and a weighted-average discount rate of 8.1%.
The Company's ROU asset and lease liability are presented in the condensed consolidated balance sheets within intangible lease assets and other assets and accounts payable and accrued liabilities, respectively. A summary of the Company's ROU asset and lease liability activity during the three months ended March 31, 2019 is presented below:

	ROU Asset	Lease Liability
Balance as of January 1, 2019	$4,160	$4,074
Cash reduction	(120)	(120)
Noncash increase	7	70
Balance as of March 31, 2019	$4,047	$4,024
The components of lease expense are presented below:

Three Months Ended March 31, 2019
Lease expense:
Operating lease expense	$218
Variable lease expense	32
Rent Expense	$250
The undiscounted future lease payments to be paid under the Company's operating leases as of March 31, 2019, are as follows:

Year Ending December 31,	Operating Leases
2019 (1)	$433
2020	560
2021	608
2022	331
2023	284
2024	263
Thereafter	12,019
Total undiscounted lease payments	$14,498
Less imputed interest	(10,474)
Lease Liability	$4,024

(1)	Reflects rental payments for the fiscal period April 1, 2019 through December 31, 2019.

As required by the Comparative Under ASC 840 Option, which is a transitional amendment that allows for the presentation of comparative periods in the year of adoption under ASC 840 (the former leasing guidance), the Company's future obligations to be paid under the Company's operating leases where the Company is the lessee as of December 31, 2018 is also presented below:

2019	$504
2020	610
2021	517
2022	321
2023	281
Thereafter	12,297
$14,530
Practical Expedients
In regard to leases that commenced before January 1, 2019, the Company elected to use a package of practical expedients to not reassess whether any expired or existing contracts are or contain a lease, to not reassess lease classification for any expired or existing leases, and to not reassess initial direct costs for any existing leases. The Company also elected a practical expedient to not assess whether existing or expired land easements that were not previously accounted for as leases under ASC 840 are or contain a lease under ASC 842. Additionally, the Company elected a practical expedient by class of underlying asset applied to all leases to elect not to separate lease and nonlease components as long as the lease and at least one nonlease component have the same timing and pattern of transfer and the lease is classified as an operating lease. The combined component is being accounted for under ASC 842. The Company made an accounting policy election to exclude sales and other similar taxes from revenues, and instead account for them as costs of the lessee. Lastly, the Company has elected not to apply the recognition requirements of ASC 842 to short-term leases.
See Note 2 for additional information about these accounting standards.

Note 5 – Fair Value Measurements
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

Fair Value Measurements on a Recurring Basis
The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments.  Based on the interest rates for similar financial instruments, the carrying value of mortgage and other notes receivable is a reasonable estimate of fair value.  The estimated fair value of mortgage and other indebtedness was $3,556,573 and $3,740,431 at March 31, 2019 and December 31, 2018, respectively.  The fair value was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently.
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
Long-lived Assets Measured at Fair Value in 2019
The following table sets forth information regarding the Company's assets that are measured at fair value on a nonrecurring basis and related impairment charges for the three months ended March 31, 2019:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss on Impairment
Long-lived assets	$70,800	$—	$—	$70,800	$24,825
During the three months ended March 31, 2019, the Company recognized an impairment total of $25,054 related to two malls.

Impairment Date	Property	Location	Segment Classification	Loss on Impairment	Fair Value
January/March	Other adjustments (1)	Various	Malls	(229)	$—
March	Greenbrier Mall (2)	Chesapeake, VA	Malls	22,770	$56,300
March	Honey Creek Mall (3)	Terre Haute, IN	Malls	2,284	14,500
				$24,825	$70,800

(1)	Relates to closing costs incurred for the sale of properties during the three months ended March 31, 2019, that were impaired in prior periods.

(2)
In accordance with the Company's quarterly impairment process, the Company wrote down the book value of the mall to its estimated fair value of $56,300. The mall has experienced a decline of NOI due to store closures and rent reductions. Additionally, one anchor was vacant as of March 31, 2019. Management determined the fair value of Greenbrier Mall using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of ten years, with a sale at the end of the holding period, a capitalization rate of 11.0% and a discount rate 11.5%.

(3)	The Company adjusted the book value of the mall to the net sales price of $14,500 based on a signed contract with a third party buyer, adjusted to reflect estimated disposition costs.

Long-lived Assets Measured at Fair Value in 2018
The following table sets forth information regarding the Company's assets that were measured at fair value on a nonrecurring basis and related impairment charges for the three months ended March 31, 2018:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss on Impairment
Long-lived assets	$—	$—	$—	$—	$18,061
During the three months ended March 31, 2018, the Company recognized an impairment of real estate of $18,061 related to one mall:

Impairment Date	Property	Location	Segment Classification	Loss on Impairment	Fair Value
March	Janesville Mall (1)	Janesville, WI	Malls	$18,061	$—	(2)

(1)
The Company adjusted the book value of the mall to the net sales price of $17,640 in a signed contract with a third party buyer, adjusted to reflect estimated disposition costs. The mall was sold in July 2018. See Note 6 for additional information.

(2)	The long-lived asset was not included in the Company's consolidated balance sheets at December 31, 2018 as the Company no longer had an interest in the property.
Note 6 – Dispositions and Held for Sale
The Company evaluates its disposals utilizing the guidance in ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Based on its analysis, the Company determined that the dispositions described below do not meet the criteria for classification as discontinued operations and are not considered to be significant disposals based on its quantitative and qualitative evaluation. Thus, the results of operations of the properties described below, as well as any related gains or losses, are included in net income for all periods presented, as applicable.
2019 Dispositions
The Company recognized a gain on extinguishment of debt for the properties listed below, which represented the amount by which the outstanding debt balance exceeded the net book value of the property as of the transfer date. See Note 8 for more information. The following is a summary of the Company's 2019 dispositions:

Sale/Transfer Date				Balance of Non-recourse Debt	Gain on Extinguishment of Debt
	Property	Property Type	Location
January	Acadiana Mall (1)	Mall	Lafayette, LA	$119,760	$61,796
January	Cary Towne Center (2)	Mall	Cary, NC	43,716	9,926
				$163,476	$71,722

(1)
The Company transferred title to the mall to the mortgage holder in satisfaction of the non-recourse debt secured by the property. A loss on impairment of real estate of $43,007 was recorded in 2017 to write down the book value of the mall to its then estimated fair value. The Company also recorded $305 of aggregate non-cash default interest expense during the first quarter of 2019.

(2)
The Company sold the mall for $31,500 and the net proceeds from the sale were used to satisfy a portion of the loan secured by the mall. The remaining principal balance was forgiven. The Company recorded a loss on impairment of real estate of $54,678 during 2018 to write down the book value of the mall to its then estimated fair value. The Company also recorded $237 of aggregate non-cash default interest expense during the first quarter of 2019.

In a separate transaction, the Company also sold an anchor store parcel and vacant land at Acadiana Mall, which were not collateral on the loan, for a cash price of $4.0 million. A loss on impairment of real estate of $1,593 was recorded in 2018 to write down the book value of the anchor store parcel and vacant land to its then estimated fair value.

Note 7 – Unconsolidated Affiliates and Noncontrolling Interests
Unconsolidated Affiliates
Although the Company had majority ownership of certain joint ventures during 2019 and 2018, it evaluated the investments and concluded that the other partners or owners in these joint ventures had substantive participating rights, such as approvals of:

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
At March 31, 2019, the Company had investments in 21 entities, which are accounted for using the equity method of accounting. The Company's ownership interest in these unconsolidated affiliates ranges from 10.0% to 65.0%. Of these entities, 15 are owned in 50/50 joint ventures.
2019 Activity - Unconsolidated Affiliates
Bullseye, LLC
In September 2018, the Company entered into a joint venture, Bullseye, LLC, to develop a vacant land parcel adjacent to Hamilton Corner in Chattanooga, TN. During January 2019, the joint venture closed on the purchase of the land parcel for a gross purchase price of $3,310. The Company has a 20% membership interest in the joint venture and no funding obligations. The unconsolidated affiliate is a variable interest entity.
Condensed Combined Financial Statements - Unconsolidated Affiliates
Condensed combined financial statement information of the unconsolidated affiliates is as follows:

	March 31, 2019	December 31, 2018
ASSETS
Investment in real estate assets	$2,100,828	$2,097,088
Accumulated depreciation	(687,230)	(674,275)
	1,413,598	1,422,813
Developments in progress	16,961	12,569
Net investment in real estate assets	1,430,559	1,435,382
Other assets	178,916	188,521
Total assets	$1,609,475	$1,623,903

	March 31, 2019	December 31, 2018
LIABILITIES
Mortgage and other indebtedness, net	$1,318,685	$1,319,949
Other liabilities	33,695	39,777
Total liabilities	1,352,380	1,359,726

OWNERS' EQUITY
The Company	185,123	191,050
Other investors	71,972	73,127
Total owners' equity	257,095	264,177
Total liabilities and owners' equity	$1,609,475	$1,623,903

	Total for the Three Months Ended March 31,
	2019	2018
Total revenues	$55,867	$57,181
Net income (1)	$6,010	$5,309

(1)	The Company's share of net income is $3,308 and $3,739 for the three months ended March 31, 2019 and 2018, respectively.
Financings - Unconsolidated Affiliates
All of the debt on the properties owned by the unconsolidated affiliates is non-recourse, except for debt secured by Ambassador Infrastructure, Hammock Landing, The Pavilion at Port Orange, The Shoppes at Eagle Point and the self-storage developments adjacent to EastGate Mall and Mid Rivers Mall. See Note 12 for a description of guarantees the Operating Partnership has issued related to these unconsolidated affiliates.
Noncontrolling Interests
Noncontrolling interests consist of the following:

	As of
	March 31, 2019	December 31, 2018
Noncontrolling interests:
Operating Partnership	$46,892	$55,917
Other consolidated subsidiaries	11,079	12,111
	$57,971	$68,028
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
Consolidated VIEs
As of March 31, 2019, the Company had investments in 19 consolidated VIEs with ownership interests ranging from 50% to 95%.
Unconsolidated VIEs
The table below lists the Company's unconsolidated VIEs as of March 31, 2019:

	Investment in Real Estate Joint Ventures and Partnerships	Maximum Risk of Loss
Ambassador Infrastructure, LLC (1)	$—	$10,605
EastGate Storage, LLC (1)	1,052	6,500
G&I VIII CBL Triangle LLC (2)	—	—
Self Storage at Mid Rivers, LLC (1)	1,022	5,987
Shoppes at Eagle Point, LLC (1)	16,295	12,740

(1)	The debt is guaranteed by the Operating Partnership at 100%. See Note 12 for more information.

(2)
In conjunction with a loss on impairment recorded in September 2018, the Company wrote down its investment in the unconsolidated 90/10 joint venture to zero. The maximum risk of loss is limited to the basis, which is zero.

Note 8 – Mortgage and Other Indebtedness, Net
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
The Company also provides a similar limited guarantee of the Operating Partnership's obligations with respect to its secured credit facility and secured term loan as of March 31, 2019.
Debt of the Operating Partnership
Net mortgage and other indebtedness consisted of the following:

	March 31, 2019		December 31, 2018
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties	$1,607,494	5.34%	$1,783,097	5.33%
Senior unsecured notes due 2023 (2)	447,539	5.25%	447,423	5.25%
Senior unsecured notes due 2024 (3)	299,955	4.60%	299,953	4.60%
Senior unsecured notes due 2026 (4)	616,842	5.95%	616,635	5.95%
Total fixed-rate debt	2,971,830	5.38%	3,147,108	5.37%

	March 31, 2019		December 31, 2018
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Variable-rate debt:
Recourse loans on operating properties	68,063	5.11%	68,607	4.97%
Construction loan	12,390	5.38%	8,172	5.25%
Secured line of credit	390,000	4.74%	—	—%
Unsecured lines of credit	—	—%	183,972	3.90%
Secured term loan	500,000	4.74%	—	—%
Unsecured term loans	—	—%	695,000	4.21%
Total variable-rate debt	970,453	4.77%	955,751	4.21%
Total fixed-rate and variable-rate debt	3,942,283	5.23%	4,102,859	5.10%
Unamortized deferred financing costs	(20,071)		(15,963)
Liabilities related to assets held for sale (5)	(23,662)		(43,716)
Total mortgage and other indebtedness, net	$3,898,550		$4,043,180

(1)	Weighted-average interest rate includes the effect of debt premiums and discounts, but excludes amortization of deferred financing costs.

(2)	The balance is net of an unamortized discount of $2,461 and $2,577 as of March 31, 2019 and December 31, 2018, respectively.

(3)	The balance is net of an unamortized discount of $45 and $47 as of March 31, 2019 and December 31, 2018, respectively.

(4)	The balance is net of an unamortized discount of $8,158 and $8,365 as of March 31, 2019 and December 31, 2018, respectively.

(5)
Represents, respectively, a non-recourse loan secured by Honey Creek Mall that was classified on the condensed consolidated balance sheet as liabilities related to assets held for sale as of March 31, 2019, and a non-recourse mortgage loan secured by Cary Towne Center that is classified on the consolidated balance sheet as liabilities related to assets held for sale as of December 31, 2018.

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

(2)
Interest is payable semiannually in arrears. The interest rate for the 2024 Notes and the 2023 Notes is subject to an increase ranging from 0.25% to 1.00% from time to time if, on or after January 1, 2016 and prior to January 1, 2020, the ratio of secured debt to total assets of the Company, as defined, is greater than 40% but less than 45%. The required ratio of secured debt to total assets for the 2026 Notes is 40% or less. As of March 31, 2019, this ratio was 35% as shown below.

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

Senior Secured Credit Facility
In January 2019, we entered into a new $1,185,000 senior secured credit facility, which includes a fully-funded $500,000 term loan and a revolving line of credit with a borrowing capacity of $685,000. The facility replaces all of the Company's prior unsecured bank facilities, which included three unsecured term loans with an aggregate balance of $695,000 and three unsecured revolving lines of credit with an aggregate capacity of $1,100,000. At closing, we utilized the line of credit to reduce the principal balance of the unsecured term loan from $695,000 to $500,000. The facility matures in July 2023 and bears interest at a variable rate of LIBOR plus 225 basis points. The facility had an interest rate of 4.74% at March 31, 2019. The Operating Partnership is required to pay an annual facility fee, to be paid quarterly, which ranges from 0.25% to 0.35%, based on the unused capacity of the line of credit. The principal balance on the term loan will be reduced by $35,000 per year in quarterly installments. The secured line of credit had an outstanding balance of $390,000 as of March 31, 2019.

The secured credit facility is secured by 17 malls and 3 associated centers that are owned by 36 wholly owned subsidiaries of the Operating Partnership (collectively the “Combined Guarantor Subsidiaries”). The Combined Guarantor Subsidiaries own an additional five malls, two associated centers and four mortgage notes receivable that are not collateral for the secured credit facility. The properties that are collateral for the secured credit facility and the properties and mortgage notes receivable that are not collateral are collectively referred to as the “Guarantor Properties”. The terms of the Notes provide that, to the extent that any subsidiary of the Operating Partnership executes and delivers a guarantee to another debt facility, the Operating Partnership shall also cause the subsidiary to guarantee the Operating Partnership’s obligations under the Notes on a senior basis. In January 2019, the Combined Guarantor Subsidiaries entered into a guarantee agreement with the issuer of the Notes to satisfy the guaranty requirement.
Each of the Combined Guarantor Subsidiaries meet the criteria in Rule 3-10(f) of SEC Regulation S-X to provide condensed consolidating financial information as additional disclosure in the notes to the Operating Partnership's condensed consolidated financial statements because each Combined Guarantor Subsidiary is 100% owned by the Operating Partnership, the guaranty issued by each Combined Guarantor Subsidiary is full and unconditional and the guaranty issued by each Combined Guarantor Subsidiary is joint and several. However, the Operating Partnership has elected to provide combined financial statements and accompanying notes for the Combined Guarantor Subsidiaries in lieu of including the condensed consolidating financial information in the notes to its condensed consolidated financial statements. These combined financial statements and notes are presented as an exhibit to this quarterly report on Form 10-Q for ease of reference.
Financial Covenants and Restrictions
The agreements for the Notes and the senior secured credit facility contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum unencumbered asset and interest ratios, maximum secured indebtedness ratios, maximum total indebtedness ratios and limitations on cash flow distributions.  The Company believes that it was in compliance with all financial covenants and restrictions at March 31, 2019.
The following presents the Company's compliance with key covenant ratios, as defined, of the Notes and the senior secured credit facility as of March 31, 2019:

Ratio	Required	Actual
Total debt to total assets	< 60%	52%
Secured debt to total assets	< 40% (1)	35%
Total unencumbered assets to unsecured debt	> 150%	194%
Consolidated income available for debt service to annual debt service charge	> 1.5x	2.3x

(1)	Secured debt to total assets must be less than 45% for the 2023 Notes and the 2024 Notes until January 1, 2020.
The agreements for the Notes and senior secured credit facility described above contain default provisions customary for transactions of this nature (with applicable customary grace periods). Additionally, any default in the payment of any recourse indebtedness greater than or equal to $50,000 of the Operating Partnership will constitute an event of default under the Notes.
Mortgages on Operating Properties
The following is a summary of the Company's 2019 dispositions for which the fixed-rate loan secured by the mall was extinguished:

Transfer Date		Interest Rate at Repayment Date	Scheduled Maturity Date	Balance of Non-recourse Debt	Gain on Extinguishment of Debt
	Property
January	Acadiana Mall (1)	5.67%	April 2017	$119,760	$61,795
January	Cary Towne Center (2)	4.00%	June 2018	43,716	9,927
				$163,476	$71,722

(1)	The Company transferred title to the mall to the mortgage holder in satisfaction of the non-recourse debt secured by the property.

(2)	The Company sold the mall for $31,500 and the net proceeds from the sale were used to satisfy a portion of the loan secured by the mall. The remaining principal balance was forgiven.

Scheduled Principal Payments
As of March 31, 2019, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, including construction loans and lines of credit, are as follows:

2019 (1)	$217,655
2020	175,486
2021	474,912
2022	461,585
2023	1,412,855
2024	371,347
Thereafter	839,107
3,952,947
Unamortized discounts	(10,664)
Unamortized deferred financing costs	(20,071)
Total mortgage and other indebtedness, net	$3,922,212

(1)	Reflects payments for the fiscal period April 1, 2019 through December 31, 2019.
The $217,655 of scheduled principal payments in 2019 relates to the principal balance of six operating property loans.
The Company’s mortgage and other indebtedness had a weighted-average maturity of 4.4 years as of March 31, 2019 and 3.7 years as of December 31, 2018.
Note 9 – Mortgage and Other Notes Receivable
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
Mortgage and other notes receivable consist of the following:

		As of March 31, 2019		As of December 31, 2018
	Maturity Date	Interest Rate	Balance	Interest Rate	Balance
Mortgages:
Columbia Place Outparcel	Feb 2022	5.00%	$277	5.00%	$283
One Park Place	May 2022	5.00%	728	5.00%	783
Village Square (1)	Mar 2019	4.00%	1,290	4.00%	1,308
Other (2)	Dec 2016 - Jan 2047	5.01% - 9.50%	2,512	5.01% - 9.50%	2,510
			4,807		4,884
Other Notes Receivable:
ERMC	Sep 2021	4.00%	2,011	4.00%	2,183
Southwest Theaters LLC	Apr 2026	5.00%	588	5.00%	605
			2,599		2,788

			$7,406		$7,672

(1)	The note was amended to extend the maturity date and restructure the monthly payment amount subsequent to March 31, 2019. See Note 15 for more information.

(2)	The $1,100 note with D'Iberville Promenade, LLC, with a maturity date of December 2016, is in default.

Note 10 – Segment Information
The Company measures performance and allocates resources according to property type, which is determined based on certain criteria such as type of tenants, capital requirements, economic risks, leasing terms, and short and long-term returns on capital. Rental income and tenant reimbursements from tenant leases provide the majority of revenues from all segments.
Information on the Company’s segments is presented as follows:

Three Months Ended March 31, 2019	Malls	All Other (1)	Total
Revenues (2)	$183,864	$14,166	$198,030
Property operating expenses (3)	(57,181)	(4,494)	(61,675)
Interest expense	(23,190)	(30,808)	(53,998)
Gain on sales of real estate assets	—	228	228
Segment profit (loss)	$103,493	$(20,908)	82,585
Depreciation and amortization expense			(69,792)
General and administrative expense			(22,007)
Litigation settlement			(88,150)
Interest and other income			489
Gain on extinguishment of debt			71,722
Loss on impairment			(24,825)
Income tax provision			(139)
Equity in earnings of unconsolidated affiliates			3,308
Net loss			$(46,809)
Capital expenditures (4)	$28,024	$115	$28,139

Three Months Ended March 31, 2018	Malls	All Other (1)	Total
Revenues (2)	$200,715	$19,485	$220,200
Property operating expenses (3)	(63,829)	(4,024)	(67,853)
Interest expense	(25,774)	(27,993)	(53,767)
Other expense	(49)	(45)	(94)
Gain on sales of real estate assets	—	4,371	4,371
Segment profit (loss)	$111,063	$(8,206)	102,857
Depreciation and amortization expense			(71,750)
General and administrative expense			(18,304)
Interest and other income			213
Loss on impairment			(18,061)
Income tax benefit			645
Equity in earnings of unconsolidated affiliates			3,739
Net loss			$(661)
Capital expenditures (4)	$34,302	$2,349	$36,651

Total Assets	Malls	All Other (1)	Total
March 31, 2019	$4,691,869	$470,079	$5,161,948

December 31, 2018	$4,868,141	$472,712	$5,340,853

(1)	The All Other category includes associated centers, community centers, mortgage and other notes receivable, office buildings, self-storage facilities and the Management Company.

(2)	Management, development and leasing fees are included in the All Other category. See Note 3 for information on the Company's revenues disaggregated by revenue source for each of the above segments.

(3)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.

(4)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.
Note 11 – Earnings per Share and Earnings per Unit
Earnings per Share of the Company
Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potential dilutive common shares outstanding. The limited partners’ rights to convert their noncontrolling interests in the Operating Partnership into shares of common stock are not dilutive. There were no potential dilutive common shares and there were no anti-dilutive shares for the three month periods ended March 31, 2019 and 2018.
Earnings per Unit of the Operating Partnership
Basic earnings per unit (“EPU”) is computed by dividing net income (loss) attributable to common unitholders by the weighted-average number of common units outstanding for the period. Diluted EPU assumes the issuance of common units for all potential dilutive common units outstanding. There were no potential dilutive common units and there were no anti-dilutive units for the three month periods ended March 31, 2019 and 2018.
Note 12 – Contingencies
Litigation
In April 2019, the Company entered into a settlement agreement and release with respect to the class action lawsuit filed on March 16, 2016 in the United States District Court for the Middle District of Florida by Wave Lengths Hair Salons of Florida, Inc. d/b/a Salon Adrian. The settlement agreement states that the Company is to set aside a common fund with a monetary and non-monetary value of $90,000 to be disbursed to class members in accordance with an agreed-upon formula that is based upon aggregate damages of $60,000. Class members will be comprised of past and current tenants at certain of the Company's shopping centers that it owns or formerly owned during the class period, which will extend from January 1, 2011 through the date of court preliminary approval. Class members who are past tenants and make a claim will receive payment of their claims in cash. Class members who are current tenants will receive monthly credits against rents and future charges, beginning no earlier than January 1, 2020 and continuing for the following five years. Any amounts under the settlement allocated to tenants with outstanding amounts payable to the Company, including tenants which have declared bankruptcy or declare bankruptcy over the relevant period, will first be deducted from the amounts owed to the Company. All attorney’s fees and associated costs to be paid to class counsel (up to a maximum of $28,000), any incentive award to the class representative (up to a maximum of $50), and class administration costs (which are expected to not exceed $100), will be funded by the common fund, but must be approved by the court. Under the terms of the settlement agreement, the Company will not pay any dividends to holders of its common shares payable in the third and fourth quarters of 2019. The settlement agreement does not restrict the Company's ability to declare dividends payable in 2020 or in subsequent years. The Company recorded an accrued liability and corresponding litigation settlement expense of $88,150 in the three months ended March 31, 2019 related to the settlement agreement.
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
The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019							Obligation Recorded to Reflect Guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership		Maximum Guaranteed Amount	Debt Maturity Date (1)		3/31/2019	12/31/2018
West Melbourne I, LLC - Phase I (2)	50%	$40,392	50%		$20,196	Feb-2021		$202	$203
West Melbourne I, LLC - Phase II (2)	50%	15,917	50%		7,959	Feb-2021		80	80
Port Orange I, LLC	50%	54,908	50%		27,454	Feb-2021		275	280
Ambassador Infrastructure, LLC	65%	10,050	100%		10,050	Aug-2020		101	106
Shoppes at Eagle Point, LLC	50%	35,189	35%	(3)	12,740	Oct-2020	(4)	127	364
EastGate Storage, LLC	50%	5,920	100%	(5)	6,500	Dec-2022		65	65
Self Storage at Mid Rivers, LLC	50%	4,662	100%	(6)	5,987	Apr-2023		60	60
			Total guaranty liability					$910	$1,158

(1)	Excludes any extension options.

(2)	The loan is secured by Hammock Landing - Phase I and Hammock Landing - Phase II, respectively.

(3)	The guaranty was reduced to 35% once construction was completed during the first quarter of 2019.

(4)	The loan has one two-year extension option, at the joint venture's election, for an outside maturity date of October 2022.

(5)	Once construction is complete, the guaranty will be reduced to 50%. The guaranty will be further reduced to 25% once certain debt and operational metrics are met.

(6)
The Company received a 1% fee for the guaranty when the loan was issued in April 2018. The guaranty will be reduced to 50% once construction is complete. The guaranty will be further reduced to 25% once certain debt and operational metrics are met.

The Company has guaranteed the lease performance of York Town Center, LP ("YTC"), an unconsolidated affiliate in which the Company owns a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on

December 31, 2020.  The maximum guaranteed obligation was $12,400 as of March 31, 2019.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not include an obligation for this guaranty because it determined that the fair value of the guaranty was not material as of March 31, 2019 and December 31, 2018.
Performance Bonds
The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $16,097 and $16,003 at March 31, 2019 and December 31, 2018, respectively.
Note 13 – Share-Based Compensation
As of March 31, 2019, the Company has outstanding awards under the CBL & Associates Properties, Inc. 2012 Stock Incentive Plan ("the 2012 Plan"), which was approved by the Company's shareholders in May 2012. The 2012 Plan permits the Company to issue stock options and common stock to selected officers, employees and non-employee directors of the Company up to a total of 10,400,000 shares. As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expense associated with the Company's share-based compensation plan.
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
Share-based compensation expense related to the restricted stock awards was $1,713 and $1,767 for the three months ended March 31, 2019 and 2018, respectively. Share-based compensation cost capitalized as part of real estate assets was $14 and $122 for the three months ended March 31, 2019 and 2018, respectively.
A summary of the status of the Company’s nonvested restricted stock awards as of March 31, 2019, and changes during the three months ended March 31, 2019, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2019	875,497	$7.99
Granted	855,681	$2.23
Vested	(743,574)	$5.11
Forfeited	(2,501)	$6.57
Nonvested at March 31, 2019	985,103	$5.17
As of March 31, 2019, there was $4,760 of total unrecognized compensation cost related to nonvested stock awards granted under the plans, which is expected to be recognized over a weighted-average period of 2.8 years.
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

Beginning with the 2018 PSUs, two-thirds of the quantitative portion of the award over the performance period will be based on the achievement of TSR relative to the NAREIT Retail Index while the remaining one-third will be based on the achievement of absolute TSR metrics for the Company. To maintain compliance with the 200,000 share annual equity grant limit under the 2012 Plan, beginning with the 2018 PSU grant, to the extent that a grant of PSUs could result in the issuance of a number of shares of common stock at the conclusion of the performance period that, when coupled with the number of shares of time-vesting restricted stock granted in the same year the PSUs were granted, would exceed the annual limit, any such excess will be converted to a cash bonus award with a value equivalent to the number of shares of common stock constituting such excess times the average of the high and low trading prices reported for CBL's common stock on the date such shares would otherwise have been issuable. Any such portion of the value of the 2018 PSUs or the 2019 PSUs earned payable as a cash bonus will be subject to the same vesting provisions as the issuance of common stock pursuant to the PSUs and is not expected to be significant. In addition, to the extent any cash is to be paid, the cash will be paid first relative to the vesting schedule, ahead of the issuance of shares of common stock with respect to the balance of PSUs earned.
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
Performance Stock Units
A summary of the status of the Company’s PSU activity as of March 31, 2019, and changes during the three months ended March 31, 2019, is presented below:

	PSUs	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2019	910,911	$4.67
2019 PSUs granted (1)	1,103,537	$2.40
Outstanding at March 31, 2019 (2)	2,014,448	$3.42

(1)	Includes 566,862 shares classified as a liability due to the potential cash component described above.

(2)	None of the PSUs outstanding at March 31, 2019 were vested.
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
The fair value of the potential cash component related to the 2019 PSUs is measured at each reporting period, using the same methodology as was used at the initial grant date, and classified as a liability on the condensed consolidated balance sheet as of March 31, 2019 with an adjustment to compensation expense. If the performance criterion is not satisfied at the end of the performance period for the 2019 PSUs, previously recognized compensation expense related to the liability-classified awards would be reversed as there would be no value at the settlement date.
Share-based compensation expense related to the PSUs was $426 and $419 for the three months ended March 31, 2019 and 2018, respectively. Unrecognized compensation costs related to the PSUs was $3,864 as of March 31, 2019, which is expected to be recognized over a weighted-average period of 4.1 years.
The following table summarizes the assumptions used in the Monte Carlo simulation pricing model related to the PSUs:

	2019 PSUs	2018 PSUs	2017 PSUs
Grant date	February 11, 2019	February 12, 2018	February 7, 2017
Fair value per share on valuation date (1)	$4.74	$4.76	$6.86
Risk-free interest rate (2)	2.54%	2.36%	1.53%
Expected share price volatility (3)	60.99%	42.02%	32.85%

(1)
The value of the PSU awards is estimated on the date of grant using a Monte Carlo simulation model. The valuation consists of computing the fair value using CBL's simulated stock price as well as TSR over a three-year performance period. The award is modeled as a contingent claim in that the expected return on the underlying shares is risk-free and the rate of discounting the payoff of the award is also risk-free. The weighted-average fair value per share related to the 2019 PSUs classified as equity consists of 357,800 shares at a fair value of $2.45 (which relate to relative TSR) and 178,875 shares at a fair value of $2.29 per share (which relate to absolute TSR). The weighted-average fair value per share related to the 2018 PSUs classified as equity consists of 240,164 shares at a fair value of $3.13 per share (which relate to relative TSR) and $120,064 shares at a fair value of $1.63 per share (which relate to absolute TSR).

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

Note 14 – Noncash Investing and Financing Activities
The Company’s noncash investing and financing activities were as follows:

	Three Months Ended March 31,
	2019	2018
Accrued dividends and distributions payable	$17,191	$41,759
Additions to real estate assets accrued but not yet paid	19,757	2,071
Conversion of Operating Partnership units for common stock	—	3,059
Lease liabilities arising from obtaining right-of-use assets	4,024	—
Transfer of real estate assets in settlement of mortgage debt obligation:
Decrease in real estate assets	(60,059)	—
Decrease in mortgage and other indebtedness	124,111	—
Decrease in operating assets and liabilities	9,333	—
Decrease in intangible lease and other assets	(1,663)	—

Note 15 – Subsequent Events
In April 2019, the loan secured by Volusia Mall was refinanced to increase the principal balance to $50,000. In addition, the maturity date was extended to April 2024 and the fixed interest rate was reduced from 8.00% to 4.56%. The net proceeds from the new loan were used to retire the $41,000 existing loan.
In April 2019, the Company closed on the sale of Honey Creek Mall, located in Terre Haute, IN. The mall sold for a gross price of $14,600. In conjunction with the sale and combined with the increased proceeds from the refinancing of the loan secured by Volusia Mall, the $23,700 loan secured by Honey Creek Mall was retired.
In April 2019, the Village Square note receivable was amended to extend the maturity date to July 31, 2019. The interest rate has been increased to 5.0%, with payments of $60 due at the beginning of each month starting on April 1, 2019.
In April 2019, the Company closed on the sale of The Shoppes at Hickory Point, located in Forsyth, IL. The associated center was sold for a gross price of $2,508.

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
Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained.  It is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties.  In addition to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, such known risks and uncertainties include, without limitation:

•	general industry, economic and business conditions;

•	interest rate fluctuations;

•	costs and availability of capital, including debt, and capital requirements;

•	costs and availability of real estate;

•	inability to consummate acquisition opportunities and other risks associated with acquisitions;

•	competition from other companies and retail formats;

•	changes in retail demand and rental rates in our markets;

•	shifts in customer demands including the impact of online shopping;

•	tenant bankruptcies or store closings;

•	changes in vacancy rates at our properties;

•	changes in operating expenses;

•	changes in applicable laws, rules and regulations;

•	sales of real property;

•	cyber-attacks or acts of cyber-terrorism;

•	changes in the credit ratings of the Operating Partnership's senior unsecured long-term indebtedness;

•
the ability to obtain suitable equity and/or debt financing and the continued availability of financing, in the amounts and on the terms necessary to support our future refinancing requirements and business; and

•	other risks referenced from time to time in filings with the SEC and those factors listed or incorporated by reference into this report.
This list of risks and uncertainties is only a summary and is not intended to be exhaustive.  We disclaim any obligation to update or revise any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking information.
EXECUTIVE OVERVIEW
We are a self-managed, self-administered, fully integrated REIT that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air and mixed-use centers, outlet centers, associated centers, community centers and office properties. See Note 1 to the condensed consolidated financial statements for information on our property interests as of March 31, 2019. We have elected to be taxed as a REIT for federal income tax purposes.
We had a net loss for the three months ended March 31, 2019 of $46.8 million compared to a net loss for the three months ended March 31, 2018 of $0.7 million. We recorded a net loss attributable to common shareholders for the three months ended March 31, 2019 of $50.2 million compared to a net loss for the three months ended March 31, 2018 of $10.3 million. The decline was primarily due to litigation settlement expense of $88.2 million and loss on impairments of $24.8 million, partially offset by gains on extinguishment of debt of $71.7 million, in the three months ended March 31, 2019.
Quarterly results were in-line with our expectations. Our leasing efforts are successfully diversifying our tenant mix with nearly 80% of total new leases in the first quarter signed with non-apparel tenants.  We have 22 anchor replacements committed, with six already open and many more under negotiation, demonstrating tremendous progress on our anchor replacement program. This program will help stabilize our income as we replace lost revenues, mitigate co-tenancy exposure and deliver new uses that drive traffic and strengthen the entire property.  See the "Liquidity and Capital Resources" section for information on our development, expansion and redevelopment projects as of March 31, 2019.
We continue to strengthen our balance sheet by extending our maturity schedule. In January 2019, we replaced all of our unsecured lines of credit and unsecured term loans with a new $1.185 billion secured credit facility, which is comprised of a $685.0 million line of credit and a fully funded $500.0 million term loan. With this closing, we have addressed our significant debt maturities for 2019 and have addressed all of our unsecured debt maturities until 2023. See "Liquidity and Capital Resources" for more information on financing activity.
In March 2019, our Board of Directors approved the structure of a settlement in a class action lawsuit. We have denied, and continue to deny, any wrongdoing and believe that our actions at all times have been proper and lawful. However, given the class certification, the accelerated trial schedule, the inherent risk of any trial, and the potential cost of an adverse resolution of the litigation, we believed that a settlement was in the Company's best interest and in the best interests of our shareholders. We recognized litigation settlement expense of $88.2 million during the first quarter as a result of the settlement. See Note 12 to the condensed consolidated financial statements for more information.
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
RESULTS OF OPERATIONS
Properties that were in operation for the entire year during 2018 and the three months ended March 31, 2019 are referred to as the “Comparable Properties.”  Since January 1, 2018, we have opened one outlet center development, two self-storage facilities and one community center as follows:

Property	Location	Date Opened
EastGate Mall - CubeSmart Self-storage (1)	Cincinnati, OH	September 2018
The Shoppes at Eagle Point (1)	Cookeville, TN	November 2018
Mid Rivers Mall - CubeSmart Self-storage (1)	St. Peters, MO	January 2019

(1)
Each of these properties is owned by a 50/50 joint venture that is accounted for using the equity method of accounting and is included in equity in earnings of unconsolidated affiliates in the accompanying condensed consolidated statements of operations.

Non-core properties are defined as Excluded Malls - see definition that follows under "Operational Review".

Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018
Revenues

	Total for the Three Months Ended March 31,			Comparable Properties
	2019	2018	Change	Core	Non-core	Dispositions	Change
Rental revenues	$190,980	$212,729	$(21,749)	$(14,720)	$79	$(7,108)	$(21,749)
Management, development and leasing fees	2,523	2,721	(198)	(198)	—	—	(198)
Other	4,527	4,750	(223)	(245)	14	8	(223)
Total revenues	$198,030	$220,200	$(22,170)	$(15,163)	$93	$(7,100)	$(22,170)
Rental revenues from the Comparable Properties declined primarily due to store closures and rent concessions for tenants with high occupancy cost levels, including tenants that declared bankruptcy in 2018 and 2019.
Operating Expenses

	Total for the Three Months Ended March 31,			Comparable Properties
	2019	2018	Change	Core	Non-core	Dispositions	Change
Property operating	$(28,980)	$(32,826)	$3,846	$2,811	$37	$998	$3,846
Real estate taxes	(19,919)	(21,848)	1,929	1,494	39	396	1,929
Maintenance and repairs	(12,776)	(13,179)	403	(283)	183	503	403
Property operating expenses	(61,675)	(67,853)	6,178	4,022	259	1,897	6,178

Depreciation and amortization	(69,792)	(71,750)	1,958	939	(1,816)	2,835	1,958
General and administrative	(22,007)	(18,304)	(3,703)	(3,710)	—	7	(3,703)
Loss on impairment	(24,825)	(18,061)	(6,764)	(2,284)	(22,770)	18,290	(6,764)
Litigation settlement	(88,150)	—	(88,150)	(88,150)	—	—	(88,150)
Other	—	(94)	94	94	—	—	94
Total operating expenses	$(266,449)	$(176,062)	$(90,387)	$(89,089)	$(24,327)	$23,029	$(90,387)
Property operating expenses at the Comparable Properties decreased primarily due to a change in the classification of bad debt expense as a result of the adoption of ASC 842 effective January 1, 2019. Bad debt expense of $2.0 million was included in property operating expenses for the three months ended March 31, 2018; however, beginning January 1, 2019, rental revenues that are estimated to be uncollectable are reflected as a decrease in rental revenues. For the three months ended March 31, 2019, we recognized $1.5 million as a reduction to rental revenues for amounts that are estimated to be uncollectable, all of which was related to the Comparable Properties. The remaining decrease in property operating expenses of the Comparable Properties was primarily due to lower utilities, security and payroll expenses. Real estate tax expense declined as a number of the Comparable Properties experienced reductions in real estate taxes in their respective markets. These decreases were partially offset by an increase in maintenance and repairs expense, which was primarily related to snow removal expense at certain properties.
The $3.8 million increase in depreciation and amortization expense related to the Comparable Properties primarily relates to an increase of $6.8 million in write-offs of tenant improvements and intangible lease assets related to store closings. This increase was partially offset by declines in depreciation expense of $1.6 million related to stores that closed during 2018 and that are currently under redevelopment.
General and administrative expenses increased primarily due to $1.9 million of expense related to legal and other third party costs related to the new secured term loan and $1.6 million of legal expenses related to the class action lawsuit.
In the first quarter of 2019, we recognized $24.8 million of loss on impairment of real estate to write down the book value of two malls. In the first quarter of 2018, we recognized an $18.1 million loss on impairment of real estate to write down the book value of a mall based upon a binding sales contract. See Note 5 to the condensed consolidated financial statements for more information.

In the first quarter of 2019, we recognized $88.2 million of litigation settlement expense related to the proposed settlement of a class action lawsuit. See Note 12 to the condensed consolidated financial statements for more information.
Other Income and Expenses
Interest expense increased $0.2 million for the three months ended March 31, 2019 compared to the prior-year period. The increase was primarily due to a $1.8 million increase in corporate-level interest expense due to higher variable rates on our corporate-level debt as compared to the prior-year quarter, partially related to the higher interest rate spread under our new credit facility as compared with the prior, as well as increases in LIBOR. These increases were partially offset by $1.7 million lower property-level interest expense, which was primarily related to property dispositions.
During the three months ended March 31, 2019, we recorded $71.1 million of gain on extinguishment of debt related to two malls. We transferred one mall to the lender in satisfaction of the non-recourse debt secured by the property. We sold the other mall and used the proceeds from the sale to satisfy a portion of the non-recourse loan that secured the property and the remaining principal balance was forgiven.
Equity in earnings of unconsolidated affiliates decreased by $0.4 million during the three months ended March 31, 2019 compared to the prior-year period. Decreases in rental revenues at several malls primarily due to store closures and rent concessions for tenants with high occupancy cost levels, including tenants in bankruptcy, were mostly offset by decreases in maintenance and repairs expense at several properties.
During the three months ended March 31, 2019, we recognized $0.2 million of gain on sales of real estate assets primarily related to the true up of costs related to prior period sales. During the three months ended March 31, 2018, we recognized $4.4 million of gain on sales of real estate assets related to the sale of a community center, three outparcels and several outparcels taken through eminent domain proceedings.
Non-GAAP Measure
Same-center Net Operating Income
NOI is a supplemental non-GAAP measure of the operating performance of our shopping centers and other properties. We define NOI as property operating revenues (rental revenues and other income) less property operating expenses (property operating, real estate taxes and maintenance and repairs).
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
Since NOI includes only those revenues and expenses related to the operations of our shopping center properties, we believe that same-center NOI provides a measure that reflects trends in occupancy rates, rental rates, sales at the malls and operating costs and the impact of those trends on our results of operations. Our calculation of same-center NOI excludes lease termination income, straight-line rent adjustments, amortization of above and below market lease intangibles and write-offs of landlord inducement assets in order to enhance the comparability of results from one period to another.
We include a property in our same-center pool when we have owned all or a portion of the property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year and current year-to-date period. New properties are excluded from same-center NOI until they meet these criteria. Properties excluded from the same-center pool that would otherwise meet these criteria are properties which are being repositioned or properties where we are considering alternatives for repositioning, where we intend to renegotiate the terms of the debt secured by the related property or return the property to the lender and those in which we own a noncontrolling interest of 25% or less. Triangle Town Center, Hickory Point Mall and Greenbrier Mall were classified as Lender Malls at March 31, 2019.

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net loss for the three month periods ended March 31, 2019 and 2018 is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net loss	$(46,809)	$(661)
Adjustments: (1)
Depreciation and amortization	78,301	79,985
Interest expense	58,802	57,870
Abandoned projects expense	—	94
Gain on sales of real estate assets	(858)	(4,371)
Gain on extinguishment of debt	(71,722)	—
Loss on impairment	24,825	18,061
Litigation settlement	88,150	—
Income tax (benefit) provision	139	(645)
Lease termination fees	(1,017)	(6,261)
Straight-line rent and above- and below-market lease amortization	(1,045)	2,828
Net income attributable to noncontrolling interests in other consolidated subsidiaries	75	(101)
General and administrative expenses	22,007	18,304
Management fees and non-property level revenues	(2,666)	(3,818)
Operating Partnership's share of property NOI	148,182	161,285
Non-comparable NOI	(5,041)	(10,105)
Total same-center NOI	$143,141	$151,180

(1)
Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.

Same-center NOI decreased 5.3% for the three months ended March 31, 2019 as compared to the prior-year period. The $8.0 million decrease for the three month period ended March 31, 2019 compared to the same period in 2018 primarily consisted of a $13.4 million decrease in revenues partially offset by a $5.4 million decline in operating expenses. Rental revenues declined $13.4 million during the quarter primarily due to bankrupt anchors and in-line stores, as well as declines in renewal leases. The decrease in rental revenues includes the impact of $1.6 million of uncollectable revenues, which was formerly described as bad debt expense that was included in property operating expense in the prior-year period. The $5.4 million decrease in operating expenses was primarily driven by bad debt expense of $2.1 million in the prior-year period. Maintenance and repair expenses increased $0.7 million and real estate tax expenses declined $1.7 million.
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

(2)
Non-stabilized Malls - Malls that are in their initial lease-up phase. After three complete calendar years of operation, they are reclassified on January 1 of the fourth calendar year to the stabilized mall category. The Outlet Shoppes at Laredo was classified as a non-stabilized mall as of March 31, 2019 and 2018.

(3)	Excluded Malls - We exclude malls from our core portfolio if they fall in the following categories, for which operational metrics are excluded:

a.
Lender Malls - Malls for which we are working or intend to work with the lender on a restructure of the terms of the loan secured by the property or convey the secured property to the lender. Triangle Town Center, Hickory Point Mall and Greenbrier Mall were classified as Lender Malls as of March 31, 2019, and Acadiana Mall was classified as a Lender Mall as of March 31, 2018. Lender Malls are excluded from our same-center pool as decisions made while in discussions with the lender may lead to metrics that do not provide relevant information related to the condition of these properties or they may be under cash management agreements with the respective servicers.

b.
Repositioning Malls - Malls that are currently being repositioned or where we have determined that the current format of the mall no longer represents the best use of the mall and we are in the process of evaluating alternative strategies for the mall. This may include major redevelopment or an alternative retail or non-retail format, or after evaluating alternative strategies for the mall, we may determine that the mall no longer meets our criteria for long-term investment. The steps taken to reposition these malls, such as signing tenants to short-term leases, which are not included in occupancy percentages, or leasing to regional or local tenants, which typically do not report sales, may lead to metrics which do not provide relevant information related to the condition of these malls. Therefore, traditional performance measures, such as occupancy percentages and leasing metrics, exclude Repositioning Malls. There were no malls classified as Repositioning Malls as of March 31, 2019. Cary Towne Center and Hickory Point Mall were classified as Repositioning Malls as of March 31, 2018.

c.
Minority Interest Malls - Malls in which we have a 25% or less ownership interest. There were no malls classified as Minority Interest Malls as of March 31, 2019. Triangle Town Center was classified as a Minority Interest Mall as of March 31, 2018.

We derive the majority of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Three Months Ended March 31,
	2019	2018
Malls	92.8%	91.2%
Other properties	7.2%	8.8%
Mall Store Sales
Mall store sales include reporting mall tenants of 10,000 square feet or less for stabilized malls and exclude license agreements, which are retail contracts that are temporary or short-term in nature and generally last more than three months but less than twelve months. The following is a comparison of our same-center sales per square foot:

	Twelve Months Ended March 31,
	2019	2018	% Change
Stabilized mall same-center sales per square foot	$377	$377	—%
Stabilized mall sales per square foot	$377	$373	1.1%
Sales for the first quarter were muted by declines in January that resulted from an unfavorable reporting calendar. Sales for February were relatively flat and March generated a solid increase, especially considering that Easter was in late April this year. Categories that performed well included fast casual dining, electronics, children’s and family shoes, cosmetics and wellness.

Occupancy
Our portfolio occupancy is summarized in the following table (1):

	As of March 31,
	2019	2018
Total portfolio	91.3%	91.1%
Malls:
Total mall portfolio	89.4%	89.3%
Same-center malls	89.7%	89.5%
Stabilized malls	89.7%	89.5%
Non-stabilized malls (2)	76.4%	77.0%
Other properties:	97.3%	97.4%
Associated centers	96.9%	97.8%
Community centers	97.6%	97.4%

(1)
As noted above, excluded properties are not included in occupancy metrics. Occupancy for malls represents percentage of mall store gross leasable area occupied under 20,000 square feet. Occupancy for other properties represents percentage of gross leasable area occupied.

(2)	Represents occupancy for The Outlet Shoppes at Laredo as of March 31, 2019 and 2018.
Bankruptcy-related store closures impacted first quarter occupancy by approximately 100 basis points or 196,000 square feet. See Leasing below for an update on our progress in replacing these stores.
Leasing
The following is a summary of the total square feet of leases signed in the three month periods ended March 31, 2019:

Three Months Ended March 31,
2019
Operating portfolio:
New leases	271,813
Renewal leases	692,127
Development portfolio:
New leases	149,737
Total leased	1,113,677
Average annual base rents per square foot are based on contractual rents in effect as of March 31, 2019 and 2018, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type (1):

	As of March 31,
	2019	2018
Malls:	$32.37	$32.59
Same-center stabilized malls	32.45	32.86
Stabilized malls	32.45	32.66
Non-stabilized malls (2)	25.21	26.14
Other properties:	15.34	15.13
Associated centers	13.80	13.74
Community centers	16.82	15.99
Office buildings	17.32	19.39

(1)	As noted above, excluded properties are not included. Average base rents for associated centers, community centers and office buildings include all leased space, regardless of size.

(2)	Represents average annual base rents for The Outlet Shoppes at Laredo as of March 31, 2019 and 2018.
Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the three month period ended March 31, 2019 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (1)	% Change Average
All Property Types (2)	568,714	$38.88	$34.54	(11.2)%	$35.18	(9.5)%
Stabilized malls	496,998	40.41	35.97	(11.0)%	36.60	(9.4)%
New leases	47,740	55.48	57.67	3.9%	60.62	9.3%
Renewal leases	449,258	38.81	33.66	(13.3)%	34.04	(12.3)%

(1)	Average gross rent does not incorporate allowable future increases for recoverable common area expenses.

(2)	Includes stabilized malls, associated centers, community centers and office buildings.
Spreads on new leases for stabilized malls increased 9.3% in the first quarter and renewal leases were signed at an average of 12.3% lower than the expiring rent. This quarter’s results were impacted by renewals on eight Thing’s Remembered stores that we expect to remain open following their bankruptcy filing and a portfolio of Christopher & Banks stores.
New and renewal leasing activity of comparable small shop space of less than 10,000 square feet for the three month period ended March 31, 2019 based on the lease commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2019:
New	52	106,720	7.33	$48.84	$51.49	$48.10	$0.74	1.5%	$3.39	7.0%
Renewal	326	1,125,918	2.84	29.69	29.93	34.37	(4.68)	(13.6)%	(4.44)	(12.9)%
Commencement 2019 Total	378	1,232,638	3.46	31.35	31.80	35.56	(4.21)	(11.8)%	(3.76)	(10.6)%

Commencement 2020:
New	2	1,151	6.00	232.61	245.67	225.19	7.42	3.3%	20.48	9.1%
Renewal	34	95,924	3.35	41.68	42.33	41.89	(0.21)	(0.5)%	0.44	1.1%
Commencement 2020 Total	36	97,075	3.49	43.94	44.74	44.06	(0.12)	(0.3)%	0.68	1.5%

Total 2019/2020	414	1,329,713	3.46	$32.27	$32.74	$36.18	$(3.91)	(10.8)%	$(3.44)	(9.5)%
Our leasing efforts are successfully diversifying our tenant mix with nearly 80% of total new leases signed in the first quarter with non-apparel tenants. We have 22 anchor replacements committed, with six already open and many more under negotiation, demonstrating tremendous progress on our anchor replacement program. This program will help stabilize our income as we replace lost revenues, mitigate co-tenancy exposure and deliver new uses that drive traffic and strengthen the entire property.  Anchor replacements such as the Live! Casino at Westmoreland Mall and Shoprite Supermarket at Stroud Mall are tangible examples of how we are transforming our centers with minimal cash investment.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2019, we had $390.0 million outstanding on our secured credit facility leaving $290.2 million of availability, after considering outstanding letters of credit of $4.8 million, as well as unrestricted cash and cash equivalents of $21.1 million. Our total pro rata share of debt at March 31, 2019 was $4.5 billion. Our consolidated unencumbered properties generated approximately 27.0% of total consolidated NOI for the three months ended March 31, 2019 (excluding dispositions and Excluded Malls).
In January 2019, we completed the sale of Cary Towne Center and the transfer of Acadiana Mall and recognized a $71.7 million gain on extinguishment of the related $163.5 million in debt.
In January 2019, we entered into a new $1.185 billion senior secured credit facility, which includes a fully-funded

$500 million term loan and a revolving line of credit with a borrowing capacity of $685 million. The facility replaces all of the Company's prior unsecured bank facilities, which included three unsecured term loans with an aggregate balance of $695 million and three unsecured revolving lines of credit with an aggregate capacity of $1.1 billion. At closing, we utilized the line of credit to reduce the principal balance of the unsecured term loans from $695 million to $500 million. The facility matures in July 2023 and bears interest at a variable rate of LIBOR plus 225 basis points. The Operating Partnership is required to pay an annual facility fee on the line of credit balance, to be paid quarterly, which ranges from 0.25% to 0.35%, based on the unused capacity of the line of credit. The principal balance on the term loan will be reduced by $35 million per year in quarterly installments.
In April 2019, we entered into a settlement agreement and release with respect to a class action lawsuit. Under the terms of the settlement agreement, we will not pay any dividends to holders of our common shares payable in the third and fourth quarters of 2019. The settlement agreement does not restrict our ability to declare dividends payable in 2020 or in subsequent years. See Note 12 to the condensed consolidated financial statements for more information related to the settlement.
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
Cash Flows - Operating, Investing and Financing Activities
There was $45.4 million of cash, cash equivalents and restricted cash as of March 31, 2019, a decrease of $12.1 million from December 31, 2018. Of this amount, $21.1 million was unrestricted cash and cash equivalents as of March 31, 2019.
Our net cash flows are summarized as follows (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Net cash provided by operating activities	$55,488	$98,227	$(42,739)
Net cash provided by (used in) investing activities	13,737	(28,532)	42,269
Net cash used in financing activities	(81,321)	(79,332)	(1,989)
Net cash flows	$(12,096)	$(9,637)	$(2,459)
Cash Provided by Operating Activities
Cash provided by operating activities decreased $42.7 million primarily due to a decline in rental revenues during the quarter related to store closures and rent concessions for tenants with high occupancy cost levels, including tenants in bankruptcy, and the disposition of properties.
Cash Provided by (Used in) Investing Activities
Cash flows provided by investing activities increased $42.3 million compared to the prior year. The cash inflow for 2019 was primarily related to a greater amount of proceeds from sales in the current period combined with less cash paid for capital expenditures as we continue to focus on controlling such expenditures.
Cash Used in Financing Activities
Cash flows used in financing activities increased $2.0 million in 2019 compared to the prior year. Although the reduction in our common stock dividend resulted in savings of $24.5 million in dividends and distributions paid to common shareholders and the noncontrolling interest holders in the Operating Partnership, this was more than offset by the additional $12.3 million of principal payments on debt and the payment of $15.1 million of deferred financing costs, which were mostly related to our new secured credit facility.

Debt
Debt of the Company
CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that it has a direct or indirect ownership interest in, is the borrower on all of our debt. CBL is a limited guarantor of the Notes, as described in Note 8 to the condensed consolidated financial statements, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. We also provide a similar limited guarantee of the Operating Partnership's obligations with respect to our secured credit facility as of March 31, 2019.

Debt of the Operating Partnership
The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

March 31, 2019	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$1,607,494	$(93,909)	$537,444	$2,051,029	4.99%
Recourse loan on operating property (3)	—	—	10,050	10,050	3.74%
Senior unsecured notes due 2023 (4)	447,539	—	—	447,539	5.25%
Senior unsecured notes due 2024 (5)	299,955	—	—	299,955	4.60%
Senior unsecured notes due 2026 (6)	616,842	—	—	616,842	5.95%
Total fixed-rate debt	2,971,830	(93,909)	547,494	3,425,415	5.16%
Variable-rate debt:
Recourse loans on operating properties	68,063	—	84,404	152,467	5.00%
Construction loans	12,390	—		12,390	5.38%
Secured line of credit (7)	390,000	—	—	390,000	4.74%
Secured term loan (7)	500,000	—	—	500,000	4.74%
Total variable-rate debt	970,453	—	84,404	1,054,857	4.78%
Total fixed-rate and variable-rate debt	3,942,283	(93,909)	631,898	4,480,272	5.07%
Unamortized deferred financing costs	(20,071)	775	(2,529)	(21,825)
Liabilities related to assets held for sale (8)	(23,662)	—	—	(23,662)
Mortgage and other indebtedness, net	$3,898,550	$(93,134)	$629,369	$4,434,785

December 31, 2018	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$1,783,097	$(94,361)	$540,068	$2,228,804	5.01%
Recourse loans on operating properties (3)	—	—	10,605	10,605	3.74%
Senior unsecured notes due 2023 (4)	447,423	—	—	447,423	5.25%
Senior unsecured notes due 2024 (5)	299,953	—	—	299,953	4.60%
Senior unsecured notes due 2026 (6)	616,635	—	—	616,635	5.95%
Total fixed-rate debt	3,147,108	(94,361)	550,673	3,603,420	5.16%
Variable-rate debt:
Recourse loans on operating properties	68,607	—	96,012	164,619	4.91%
Construction loan	8,172	—	3,892	12,064	5.20%
Unsecured lines of credit (7)	183,972	—	—	183,972	3.90%
Unsecured term loans (7)	695,000	—	—	695,000	4.21%
Total variable-rate debt	955,751	—	99,904	1,055,655	4.28%
Total fixed-rate and variable-rate debt	4,102,859	(94,361)	650,577	4,659,075	4.96%
Unamortized deferred financing costs	(15,963)	804	(2,687)	(17,846)
Liabilities related to assets held for sale (8)	(43,716)	—	—	(43,716)
Mortgage and other indebtedness, net	$4,043,180	$(93,557)	$647,890	$4,597,513

(1)	Weighted-average interest rate includes the effect of debt premiums and discounts, but excludes amortization of deferred financing costs.

(2)
An unconsolidated affiliate has an interest rate swap on a notional amount outstanding of $44,558 as of March 31, 2019 and $44,863 as of December 31, 2018 related to a variable-rate loan on Ambassador Town Center to effectively fix the interest rate on this loan to a fixed-rate of 3.22%.

(3)
The unconsolidated affiliate has an interest rate swap on a notional amount outstanding of $10,050 as of March 31, 2019 and $10,605 as of December 31, 2018 related to a variable-rate loan on Ambassador Town Center - Infrastructure Improvements to effectively fix the interest rate on this loan to a fixed-rate of 3.74%.

(4)	The balance is net of an unamortized discount of $2,461 and $2,577 as of March 31, 2019 and December 31, 2018, respectively.

(5)	The balance is net of an unamortized discount of $45 and $47 as of March 31, 2019 and December 31, 2018, respectively.

(6)	The balance is net of an unamortized discount of $8,158 and $8,365 as of March 31, 2019 and December 31, 2018, respectively.

(7)	We replaced our unsecured lines of credit and unsecured term loans in January 2019 with a new secured senior credit facility.

(8)
Represents a $23,662 non-recourse loan secured by Honey Creek Mall that was classified on the condensed consolidated balance sheet as liabilities related to assets held for sale. Represents a $43,716 non-recourse mortgage loan secured by Cary Towne Center that was classified on the consolidated balance sheet as liabilities related to assets held for sale.

The weighted-average remaining term of our total share of consolidated and unconsolidated debt was 4.6 years and 4.0 years at March 31, 2019 and December 31, 2018, respectively. The weighted-average remaining term of our pro rata share of fixed-rate debt was 4.8 years at March 31, 2019 and December 31, 2018.
As of March 31, 2019 and December 31, 2018, our pro rata share of consolidated and unconsolidated variable-rate debt represented 23.5% and 22.7%, respectively, of our total pro rata share of debt.
See Note 8 to the condensed consolidated financial statements for additional information concerning the amount and terms of our outstanding indebtedness and compliance with applicable covenants and restrictions as of March 31, 2019, as well as activity related to consolidated property loans.
See Note 7 to the condensed consolidated financial statements for information related to activity related to unconsolidated affiliates.
Credit Ratings
The Operating Partnership's credit ratings of its unsecured long-term indebtedness were as follows as of March 31, 2019:

Rating Agency	Rating	Outlook
Fitch	BB-	Negative
Moody's	B1	Stable
S&P	BB-	Negative

Unencumbered Consolidated Portfolio Statistics
(Dollars in thousands, except sales per square foot data)

	Sales Per Square Foot for the Twelve Months Ended (1) (2)		Occupancy (2)		% of Consolidated Unencumbered NOI for the Three Months Ended 3/31/19 (3)
	03/31/19	03/31/18	03/31/19	03/31/18
Unencumbered consolidated properties:
Tier 1 Malls	N/A	N/A	N/A	N/A	6.1%	(4)
Tier 2 Malls	$332	$339	84.4%	86.4%	43.6%
Tier 3 Malls	275	288	87.4%	86.7%	26.3%
Total Malls	$308	$318	85.7%	86.5%	76.0%

Total Associated Centers	N/A	N/A	96.9%	97.4%	15.4%

Total Community Centers	N/A	N/A	99.4%	97.0%	6.9%

Total Office Buildings and Other	N/A	N/A	94.9%	83.4%	1.7%

Total Unencumbered Consolidated Portfolio	$308	$318	90.4%	90.5%	100.0%

(1)	Represents same-center sales per square foot for mall tenants 10,000 square feet or less for stabilized malls.

(2)	Operating metrics are included for unencumbered operating properties and do not include sales or occupancy of unencumbered parcels.

(3)	Our consolidated unencumbered properties generated approximately 27.0% of total consolidated NOI of $127,077 (which excludes NOI related to dispositions) for the three months ended March 31, 2019.

(4)	NOI is derived from unencumbered portions of Tier One properties, including outparcels, anchors and former anchors that have been redeveloped, that are otherwise secured by a loan.
Equity
During the three months ended March 31, 2019, we paid dividends of $24.2 million to holders of CBL's common stock and preferred stock, as well as $5.6 million in distributions to the noncontrolling interest investors in the Operating Partnership and other consolidated subsidiaries. The Operating Partnership paid distributions of $11.2 million and $17.2 million on the preferred units and common units, respectively, as well as distributions of $1.4 million to the noncontrolling interests in other consolidated subsidiaries.

The following table represents our common stock dividend activity for the three months ended March 31, 2019:

Period	Dividend Amount	Declaration Date	Date Paid
First Quarter	$0.075	February 25, 2019	April 16, 2019
Future dividends payable will be determined by our Board of Directors based upon circumstances at the time of declaration. The dividend was reduced to an annualized rate of $0.30 per share beginning with the dividend payable in January 2019 from the prior annualized rate of $0.80 per share. As previously noted, under the terms of the class action settlement agreement, we will not pay any dividends to holders of our common shares payable in the third and fourth quarters of 2019. The settlement agreement does not restrict our ability to declare dividends payable in 2020 or in subsequent years. Our dividend payout ratio, in relation to FFO, as adjusted, per diluted common share, was 28.6% for the three months ended March 31, 2019. See "Non-GAAP Measure - Funds from Operations" below for additional information concerning the calculation of FFO, as adjusted, per diluted common share.

As a publicly traded company, and as a subsidiary of a publicly traded company, we previously have accessed capital through both the public equity and debt markets. We currently have a shelf registration statement on file with the SEC authorizing us to publicly issue unspecified amounts of senior and/or subordinated debt securities, shares of preferred stock (or depositary shares representing fractional interests therein), shares of common stock, warrants or rights to purchase any of the foregoing securities, and units consisting of two or more of these classes or series of securities and limited guarantees of debt securities issued by the Operating Partnership. This shelf registration statement also authorized the Operating Partnership to publicly issue unsubordinated debt securities. This shelf registration statement was due to expire in July 2021.  However, the Company no longer qualifies as a well-known seasoned issuer under SEC rules, and we therefore are unable to use this shelf registration.
Market Capitalization
Our total-market capitalization as of March 31, 2019 was computed as follows (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	200,220	$1.55	$310,341
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00	453,750
6.625% Series E Cumulative Redeemable Preferred Stock	690	250.00	172,500
Total market equity			936,591
Company’s share of total debt, excluding unamortized deferred financing costs			4,480,272
Total market capitalization			$5,416,863

(1)
Stock price for common stock and Operating Partnership units equals the closing price of CBL's common stock on March 29, 2019. The stock prices for the preferred stock represent the liquidation preference of each respective series of preferred stock.

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
The following table, which excludes expenditures for developments, redevelopments and expansions, summarizes these capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three month periods ended March 31, 2019 compared to the same periods in 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Tenant allowances (1)	$2,254	$15,124

Renovations	—	563

Deferred maintenance:
Parking lot and parking lot lighting	88	344
Roof repairs and replacements	62	1,625
Other capital expenditures	3,586	5,878
Total deferred maintenance	3,736	7,847

Capitalized overhead	947	1,419

Capitalized interest	563	587

Total capital expenditures	$7,500	$25,540

(1)	Tenant allowances primarily relate to new leases. Tenant allowances related to renewal leases were not material for the periods presented.

Annual capital expenditures budgets are prepared for each of our properties that are intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, will provide the necessary funding for these expenditures.
Developments, Expansions and Redevelopments
The following tables summarize our development, expansion and redevelopment projects as of March 31, 2019.
Properties Opened During the Three Months Ended March 31, 2019
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2019 YTD Cost	Opening Date	Initial Unleveraged Yield
Other - Outparcel Development:
Mid Rivers Mall - CubeSmart Self- storage (3) (4)	St. Peters, MO	50%	93,540	$4,122	$3,235	$653	Jan-19	9.0%

(1) Total Cost is presented net of reimbursements to be received.
(2) Cost to Date does not reflect reimbursements until they are received.
(3) Outparcel development adjacent to the mall.
(4) Yield is based on the expected yield of the stabilized project.

We opened our second self-storage facility in January. This joint venture project is located adjacent to Mid Rivers Mall. We contributed land as our share of equity which limited the amount of cash investment required.

Redevelopments Completed During the Three Months Ended March 31, 2019
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2019 YTD Cost	Opening Date	Initial Unleveraged Yield
Mall Redevelopments:
East Towne Mall - Portillo's	Madison, WI	100%	9,000	$2,956	$2,487	$71	Feb-19	8.0%
Northgate Mall - Sears Auto Center Redevelopment (Aubrey's/Panda Express)	Chattanooga, TN	100%	10,000	1,797	513	—	Feb-19	7.6%
Total Redevelopments Completed			19,000	$4,753	$3,000	$71

(1) Total Cost is presented net of reimbursements to be received.
(2) Cost to Date does not reflect reimbursements until they are received.

Properties Under Redevelopment at March 31, 2019
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2019 YTD Cost	Expected Opening Date	Initial Unleveraged Yield
Mall Redevelopments:
Brookfield Square - Sears Redevelopment (Whirlyball/Marcus Theaters) (3)	Brookfield, WI	100%	126,710	$26,627	$16,556	$4,116	Fall-19	10.7%
Dakota Square Mall - HomeGoods	Minot, ND	100%	28,406	2,478	2,288	1,310	Spring-19	14.4%
Friendly Center - O2 Fitness	Greensboro, NC	50%	27,048	2,285	1,694	287	Spring-19	10.3%

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2019 YTD Cost	Expected Opening Date	Initial Unleveraged Yield
Hamilton Place - Sears Redevelopment (Cheesecake Factory/Dick's Sporting Goods/Dave & Buster's/Hotel/Office) (3)	Chattanooga, TN	90%	197,683	38,674	11,270	2,055	Spring/Fall-20	7.1%
Hanes Mall - Dave & Buster's	Winston-Salem, NC	100%	44,922	5,932	2,180	35	Spring-19	11.0%
Parkdale Mall - Macy's Redevelopment (Dick's Sporting Goods/Five Below/HomeGoods) (3)	Beaumont, TX	100%	86,136	20,899	16,738	10,259	Spring-19	6.4%
Volusia Mall - Sears Auto Center Redevelopment (Bonefish Grill/Metro Diner)	Daytona Beach, FL	100%	23,341	9,795	5,500	86	Spring-19	8.0%
Total Properties Under Redevelopment			534,246	$106,690	$56,226	$18,148

(1) Total Cost is presented net of reimbursements to be received.
(2) Cost to Date does not reflect reimbursements until they are received.
(3) The return reflected represents a pro forma incremental return as Total Cost excludes the cost related to the acquisition of the Sears (Brookfield Square and Hamilton Place) and Macy's (Parkdale Mall) buildings in 2017.

Shadow Pipeline of Properties Under Development at March 31, 2019
(Dollars in thousands)

Property	Location	CBL Ownership Interest	Total Project Square Feet	CBL's Share of Estimated Total Cost (1)	Expected Opening Date	Initial Unleveraged Yield
Other - Outparcel Development:
Parkdale Mall - Self-storage (2)	Beaumont, TX	50%	68,000 - 70,000	$4,000 - $5,000	Winter-19	10.0% - 11.0%

(1) Total Cost is presented net of reimbursements to be received.
(2) Yield is based on expected yield once project stabilizes.
Construction is in progress on the first phase of redevelopment of the former Sears building at Brookfield Square, which includes new dining and entertainment options such as the Marcus Theater's Movie Tavern dine-in movie experience and Whirlyball entertainment center. Also, construction is in progress on the redevelopment of the former Sears building at Hamilton Place, which will include a variety of new tenants, as noted above.
Except for the projects presented above, we do not have any other material capital commitments as of March 31, 2019.
Off-Balance Sheet Arrangements
Unconsolidated Affiliates
We have ownership interests in 21 unconsolidated affiliates as of March 31, 2019 that are described in Note 7 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as investments in unconsolidated affiliates.
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
See Note 12 to the condensed consolidated statements for information related to our guarantees of unconsolidated affiliates' debt as of March 31, 2019 and December 31, 2018.
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
Our Annual Report on Form 10-K for the year ended December 31, 2018 contains a discussion of our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these policies and estimates during the three months ended March 31, 2019. Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2018.
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
FFO of the Operating Partnership decreased 46.9% to $44.0 million for the three months ended March 31, 2019 as compared to $82.9 million for the prior-year period. Excluding the adjustments noted below, FFO of the Operating Partnership, as adjusted, decreased 27.8% for the three months ended March 31, 2019 to $60.5 million compared to $83.8 million for the same period in 2018. The decrease in FFO, as adjusted, was primarily driven by lower property-level NOI, dilution from asset sales and higher general and administrative expenses resulting from legal and third party fees related to the new secured term loan and legal fees related to the class action lawsuit.

The reconciliation of net income (loss) attributable to common shareholders to FFO allocable to Operating Partnership common unitholders is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Net loss attributable to common shareholders	$(50,199)	$(10,320)
Noncontrolling interest in loss of Operating Partnership	(7,758)	(1,665)
Depreciation and amortization expense of:
Consolidated properties	69,792	71,750
Unconsolidated affiliates	10,666	10,401
Non-real estate assets	(897)	(921)
Noncontrolling interests' share of depreciation and amortization	(2,157)	(2,166)
Loss on impairment	24,825	18,061
Gain on depreciable property	(242)	(2,236)
FFO allocable to Operating Partnership common unitholders	44,030	82,904
Litigation settlement, net of taxes (1)	87,667	—
Non-cash default interest expense (2)	542	916
Gain on extinguishment of debt (3)	(71,722)	—
FFO allocable to Operating Partnership common unitholders, as adjusted	$60,517	$83,820

FFO per diluted share	$0.22	$0.42

FFO, as adjusted, per diluted share	$0.30	$0.42

Weighted-average common and potential dilutive common shares outstanding with Operating Partnership units fully converted	200,010	199,694

(1) The three months ended March 31, 2019 is comprised of the accrued maximum expense of $88.2 million related to the proposed settlement of a class action lawsuit.
(2) The three months ended March 31, 2019 includes default interest expense related to Acadiana Mall and Cary Towne Center. The three months ended March 31, 2018 includes default interest expense related to Acadiana Mall.

(3) The three months ended March 31, 2019 includes a gain on extinguishment of debt related to the non-recourse loan secured by Acadiana Mall, which was conveyed to the lender in the first quarter of 2019, and a gain on extinguishment of debt related to the non-recourse loan secured by Cary Towne Center, which was sold in the first quarter of 2019.

The reconciliation of diluted EPS to FFO per diluted share is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Diluted EPS attributable to common shareholders	$(0.29)	$(0.06)
Eliminate amounts per share excluded from FFO:
Depreciation and amortization expense, including amounts from consolidated properties, unconsolidated affiliates, non-real estate assets and excluding amounts allocated to noncontrolling interests	0.39	0.40
Loss on impairment, net of taxes	0.12	0.09
Gain on depreciable property, net of taxes and noncontrolling interests' share	—	(0.01)
FFO per diluted share	$0.22	$0.42

The reconciliations of FFO allocable to Operating Partnership common unitholders to FFO allocable to common shareholders, including and excluding the adjustments noted above, are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
FFO allocable to Operating Partnership common unitholders	$44,030	$82,904
Percentage allocable to common shareholders (1)	86.62%	86.10%
FFO allocable to common shareholders	$38,139	$71,380

FFO allocable to Operating Partnership common unitholders, as adjusted	$60,517	$83,820
Percentage allocable to common shareholders (1)	86.62%	86.10%
FFO allocable to common shareholders, as adjusted	$52,420	$72,169

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
Interest Rate Risk
Based on our proportionate share of consolidated and unconsolidated variable-rate debt at March 31, 2019, a 0.5% increase or decrease in interest rates on variable-rate debt would decrease or increase annual cash flows by approximately $5.2 million and increase or decrease annual interest expense, after the effect of capitalized interest, by approximately $5.2 million.
Based on our proportionate share of total consolidated and unconsolidated debt at March 31, 2019, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $53.0 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $54.6 million.
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
 Changes in Internal Control over Financial Reporting
In conjunction with the implementation of ASC 842, Leases, which was adopted on January 1, 2019, we modified some of our processes around lease accounting. As a lessee, the guidance impacted the Company's condensed consolidated financial statements through the recognition of right-of-use ("ROU") assets and corresponding lease liabilities for operating leases as of January 1, 2019. As a lessor, the guidance impacted the Company's condensed consolidated financial statements in regard to the narrowed definition of initial direct costs that can be capitalized, the change in the presentation of rental revenues as one line item and the change in reporting uncollectable operating lease receivables as a reduction of rental revenues instead of property operating expense. There have been no other changes in the Company's or the Operating Partnership's internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1:    Legal Proceedings
In April 2019, we entered into a settlement agreement and release with respect to the class action lawsuit filed on March 16, 2016 in the United States District Court for the Middle District of Florida by Wave Lengths Hair Salons of Florida, Inc. d/b/a Salon Adrian. The settlement agreement states that we are to set aside a common fund with a monetary and non-monetary value of $90.0 million to be disbursed to class members in accordance with an agreed-upon formula that is based upon aggregate damages of $60.0 million. Class members will be comprised of past and current tenants at certain of our shopping centers that we own or formerly owned during the class period, which will extend from January 1, 2011 through the date of court preliminary approval. Class members who are past tenants and make a claim will receive payment of their claims in cash. Class members who are current tenants will receive monthly credits against rents and future charges, beginning no earlier than January 1, 2020 and continuing for the following five years. Any amounts under the settlement allocated to tenants with outstanding amounts payable to us, including tenants which have declared bankruptcy or declare bankruptcy over the relevant period, will first be deducted from the amounts owed to us. All attorney’s fees and associated costs to be paid to class counsel (up to a maximum of $28.0 million), any incentive award to the class representative (up to a maximum of $50 thousand), and class administration costs (which are expected to not exceed $100 thousand), will be funded by the common fund, but must be approved by the court. Under the terms of the settlement agreement, we will not pay any dividends to holders of our common shares payable in the third and fourth quarters of 2019. The settlement agreement does not restrict our ability to declare dividends payable in 2020 or in subsequent years. We recorded an accrued liability and corresponding litigation settlement expense of $88,150 in the three months ended March 31, 2019 related to the settlement agreement.
We are currently involved in certain other litigation that arises in the ordinary course of business, most of which is expected to be covered by liability insurance. Based on current expectations, such matters, both individually and in the aggregate, are not expected to have a material adverse effect on our liquidity, results of operations, business or financial condition.
ITEM 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations that are discussed under the caption “Risk Factors” in Part I, Item1A of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to such risk factors since the filing of our Annual Report.
ITEM 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1 – 31, 2019	—	$—	—	$—
February 1 - 28, 2019	55,215	2.39	—	—
March 1 - 31, 2019	—	—	—	—
Total	55,215	$2.39	—	$—

(1)	Represents shares surrendered to the Company by employees to satisfy federal and state income tax requirements related to the vesting of shares of restricted stock.

(2)
Represents the market value of the common stock on the vesting date for the shares of restricted stock, which was used to determine the number of shares required to be surrendered to satisfy income tax withholding requirements.

Operating Partnership Units
There is no established public trading market for the Operating Partnership’s common units and they are not registered under Section 12 of the Securities Exchange Act of 1934. Each limited partner in the Operating Partnership has the right to exchange all or a portion of its common units for shares of the Company’s common stock, or at the Company’s election, their cash equivalent. There were no such exchange transactions during the three months ended March 31, 2019.
ITEM 3:    Defaults Upon Senior Securities
None.
ITEM 4:    Mine Safety Disclosures
Not applicable.
ITEM 5:    Other Information
None.

ITEM 6:    Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
4.14.4
Third Supplemental Indenture, dated as of January 30, 2019, among CBL & Associates Limited Partnership, CBL & Associates Properties, Inc. and U.S. Bank National Association. Incorporated by reference to Current Report on Form 8-K, dated January 30, 2019 and filed February 5, 2019.*

4.14.6
Subsidiary Guarantee, dated as of January 30, 2019 among the Subsidiary Guarantors of CBL & Associates Limited Partnership. Incorporated by reference to Current Report on Form 8-K, dated January 30, 2019 and filed February 5, 2019.*

10.2.13
CBL & Associates Properties, Inc. Named Executive Officer Annual Incentive Compensation Plan (AIP) (Fiscal Year 2019). Incorporated by reference to Current Report on Form 8-K, dated February 11, 2019 and filed February 15, 2019.*

10.17
Credit Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, national Association, et. al., dated January 30, 2019. Incorporated by Current Report on Form 8-K/A, dated January 30, 2019 and filed February 28, 2019.*

31.1
Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Properties, Inc.

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

99.1	Combined Financial Statements of The Combined Guarantor Subsidiaries of CBL & Associates Limited Partnership
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Commission File No. 1-12494 and 333-182515-01.

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

Date: May 10, 2019