Form 10-Q
period 2019-06-30
CBL & ASSOCIATES PROPERTIES INC; CBL & ASSOCIATES LIMITED PARTNERSHIP
filed 2019-08-09
CIK 910612, 915140

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____________ TO _______________

COMMISSION FILE NO. 1-12494 (CBL & ASSOCIATES PROPERTIES, INC.)
COMMISSION FILE NO. 333-182515-01 (CBL & ASSOCIATES LIMITED PARTNERSHIP)
______________
CBL & ASSOCIATES PROPERTIES INC
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
423-855-0001
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
CBL & Associates Limited Partnership: None

As of August 6, 2019, there were 173,472,151 shares of CBL & Associates Properties, Inc.'s common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2019 of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the "Company" mean CBL & Associates Properties, Inc. and its subsidiaries. References to the "Operating Partnership" mean CBL & Associates Limited Partnership and its subsidiaries. The terms "we," "us" and "our" refer to the Company or the Company and the Operating Partnership collectively, as the context requires.
The Company is a real estate investment trust ("REIT") whose stock is traded on the New York Stock Exchange. The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At June 30, 2019, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 85.6% limited partner interest for a combined interest held by the Company of 86.6%.
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

CBL & Associates Properties, Inc.
CBL & Associates Limited Partnership

PART I – FINANCIAL INFORMATION

ITEM 1:   Financial Statements
CBL & Associates Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

ASSETS (1)	June 30, 2019	December 31, 2018
Real estate assets:
Land	$756,946	$793,944
Buildings and improvements	6,153,444	6,414,886
	6,910,390	7,208,830
Accumulated depreciation	(2,477,552)	(2,493,082)
	4,432,838	4,715,748
Held for sale	44,574	30,971
Developments in progress	47,666	38,807
Net investment in real estate assets	4,525,078	4,785,526
Cash and cash equivalents	20,483	25,138
Receivables:
Tenant, net of allowance for doubtful accounts of $2,337 in 2018	72,485	77,788
Other, net of allowance for doubtful accounts of $838 in 2018	8,450	7,511
Mortgage and other notes receivable	6,326	7,672
Investments in unconsolidated affiliates	270,860	283,553
Intangible lease assets and other assets	144,458	153,665
	$5,048,140	$5,340,853

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness, net	$3,865,939	$4,043,180
Accounts payable and accrued liabilities	260,265	218,217
Liabilities related to assets held for sale	663	43,716
Total liabilities (1)	4,126,867	4,305,113
Commitments and contingencies (Note 8 and Note 12)
Redeemable noncontrolling interests	2,687	3,575
Shareholders' equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized:
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding	18	18
6.625% Series E Cumulative Redeemable Preferred Stock, 690,000 shares outstanding	7	7
Common stock, $.01 par value, 350,000,000 shares authorized, 173,471,893 and 172,656,458 issued and outstanding in 2019 and 2018, respectively	1,735	1,727
Additional paid-in capital	1,966,549	1,968,280
Dividends in excess of cumulative earnings	(1,104,504)	(1,005,895)
Total shareholders' equity	863,805	964,137
Noncontrolling interests	54,781	68,028
Total equity	918,586	1,032,165
	$5,048,140	$5,340,853

(1)
As of June 30, 2019, includes $601,069 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $410,719 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 7.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Operations (In thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES:
Rental revenues	$185,393	$207,568	$376,373	$420,297
Management, development and leasing fees	2,586	2,643	5,109	5,364
Other	5,398	4,387	9,925	9,137
Total revenues	193,377	214,598	391,407	434,798

OPERATING EXPENSES:
Property operating	(26,532)	(29,527)	(55,512)	(62,353)
Depreciation and amortization	(64,478)	(73,566)	(134,270)	(145,316)
Real estate taxes	(19,148)	(20,456)	(39,067)	(42,304)
Maintenance and repairs	(11,298)	(12,059)	(24,074)	(25,238)
General and administrative	(14,427)	(13,490)	(36,434)	(31,794)
Loss on impairment	(41,608)	(51,983)	(66,433)	(70,044)
Litigation settlement	—	—	(88,150)	—
Other	(34)	(245)	(34)	(339)
Total operating expenses	(177,525)	(201,326)	(443,974)	(377,388)

OTHER INCOME (EXPENSES):
Interest and other income	356	218	845	431
Interest expense	(52,482)	(54,203)	(106,480)	(107,970)
Gain on extinguishment of debt	—	—	71,722	—
Gain on investments	—	387	—	387
Gain on sales of real estate assets	5,527	3,747	5,755	8,118
Income tax benefit (provision)	(813)	2,235	(952)	2,880
Equity in earnings of unconsolidated affiliates	1,872	4,368	5,180	8,107
Total other income (expenses)	(45,540)	(43,248)	(23,930)	(88,047)
Net loss	(29,688)	(29,976)	(76,497)	(30,637)
Net loss attributable to noncontrolling interests in:
Operating Partnership	5,454	5,685	13,212	7,350
Other consolidated subsidiaries	57	494	132	393
Net loss attributable to the Company	(24,177)	(23,797)	(63,153)	(22,894)
Preferred dividends	(11,223)	(11,223)	(22,446)	(22,446)
Net loss attributable to common shareholders	$(35,400)	$(35,020)	$(85,599)	$(45,340)

Basic and diluted per share data attributable to common shareholders:
Net loss attributable to common shareholders	$(0.20)	$(0.20)	$(0.49)	$(0.26)
Weighted-average common and potential dilutive common shares outstanding	173,473	172,662	173,363	172,304

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
 (Unaudited)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2018	$8,835	$25	$1,711	$1,974,537	$(836,269)	$1,140,004	$96,474	$1,236,478
Net income (loss)	(94)	—	—	—	903	903	(1,470)	(567)
Cumulative effect of accounting change	—	—	—	—	70,380	70,380	—	70,380
Dividends declared - common stock ($0.200 per share)	—	—	—	—	(34,531)	(34,531)	—	(34,531)
Dividends declared - preferred stock	—	—	—	—	(11,223)	(11,223)	—	(11,223)
Issuances of 700,534 shares of common stock and restricted common stock	—	—	7	734	—	741	—	741
Conversion of 915,338 Operating Partnership common units into shares of common stock	—	—	9	3,050	—	3,059	(3,059)	—
Cancellation of 47,867 shares of restricted common stock	—	—	—	(233)	—	(233)	—	(233)
Performance stock units	—	—	—	419	—	419	—	419
Amortization of deferred compensation	—	—	—	1,196	—	1,196	—	1,196
Adjustment for noncontrolling interests	1,399	—	—	(11,737)	—	(11,737)	10,338	(1,399)
Adjustment to record redeemable noncontrolling interests at redemption value	(2,530)	—	—	2,203	—	2,203	328	2,531
Distributions to noncontrolling interests	(1,143)	—	—	—	—	—	(7,804)	(7,804)
Balance, March 31, 2018	6,467	25	1,727	1,970,169	(810,740)	1,161,181	94,807	1,255,988
Net loss	(324)	—	—	—	(23,797)	(23,797)	(5,855)	(29,652)
Dividends declared - common stock ($0.200 per share)	—	—	—	—	(34,532)	(34,532)	—	(34,532)
Dividends declared - preferred stock	—	—	—	—	(11,223)	(11,223)	—	(11,223)
Issuances of 8,579 shares of common stock and restricted common stock	—	—	—	37	—	37	—	37
Redemption of Operating Partnership common units	—	—	—	—	—	—	(2,246)	(2,246)
Cancellation of 3,654 shares of restricted common stock	—	—	—	(3)	—	(3)	—	(3)
Performance stock units	—	—	—	275	—	275	—	275
Amortization of deferred compensation	—	—	—	814	—	814	—	814
Adjustment for noncontrolling interests	829	—	—	(2,300)	—	(2,300)	1,469	(831)
Adjustment to record redeemable noncontrolling interests at redemption value	2,865	—	—	(2,501)	—	(2,501)	(363)	(2,864)
Contributions from noncontrolling interests	—	—	—	—	—	—	7,859	7,859
Distributions to noncontrolling interests	(1,143)	—	—	—	—	—	(7,169)	(7,169)
Balance, June 30, 2018	$8,694	$25	$1,727	$1,966,491	$(880,292)	$1,087,951	$88,502	$1,176,453

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)
(Continued)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2019	$3,575	$25	$1,727	$1,968,280	$(1,005,895)	$964,137	$68,028	$1,032,165
Net loss	(453)	—	—	—	(38,976)	(38,976)	(7,380)	(46,356)
Dividends declared - common stock ($0.075 per share)	—	—	—	—	(13,010)	(13,010)	—	(13,010)
Dividends declared - preferred stock	—	—	—	—	(11,223)	(11,223)	—	(11,223)
Issuances of 863,174 shares of common stock and restricted common stock	—	—	9	708	—	717	—	717
Cancellation of 57,656 shares of restricted common stock	—	—	(1)	(133)	—	(134)	—	(134)
Performance stock units	—	—	—	313	—	313	—	313
Amortization of deferred compensation	—	—	—	1,033	—	1,033	—	1,033
Adjustment for noncontrolling interests	1,038	—	—	(2,356)	—	(2,356)	1,318	(1,038)
Contributions from noncontrolling interests	—	—	—	—	—	—	455	455
Distributions to noncontrolling interests	(1,143)	—	—	—	—	—	(4,450)	(4,450)
Balance, March 31, 2019	3,017	25	1,735	1,967,845	(1,069,104)	900,501	57,971	958,472
Net loss	(317)	—	—	—	(24,177)	(24,177)	(5,194)	(29,371)
Dividends declared - preferred stock	—	—	—	—	(11,223)	(11,223)	—	(11,223)
Issuances of 15,634 shares of common stock and restricted common stock	—	—	—	21	—	21	—	21
Cancellation of 5,717 shares of restricted common stock	—	—	—	(5)	—	(5)	—	(5)
Performance stock units	—	—	—	312	—	312	—	312
Amortization of deferred compensation	—	—	—	587	—	587	—	587
Adjustment for noncontrolling interests	1,130	—	—	(2,211)	—	(2,211)	1,081	(1,130)
Contributions from noncontrolling interests	—	—	—	—	—	—	4,148	4,148
Distributions to noncontrolling interests	(1,143)	—	—	—	—	—	(3,225)	(3,225)
Balance, June 30, 2019	$2,687	$25	$1,735	$1,966,549	$(1,104,504)	$863,805	$54,781	$918,586

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(76,497)	$(30,637)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	134,270	145,316
Net amortization of deferred financing costs, debt premiums and discounts	4,306	3,593
Net amortization of intangible lease assets and liabilities	(1,071)	(1,436)
Gain on sales of real estate assets	(5,755)	(8,118)
Gain on insurance proceeds	(421)	—
Gain on investments	—	(387)
Write-off of development projects	34	339
Share-based compensation expense	2,938	3,398
Loss on impairment	66,433	70,044
Gain on extinguishment of debt	(71,722)	—
Equity in earnings of unconsolidated affiliates	(5,180)	(8,107)
Distributions of earnings from unconsolidated affiliates	11,320	9,669
Change in estimate of uncollectable rental revenues	1,692	2,786
Change in deferred tax accounts	90	(1,993)
Changes in:
Tenant and other receivables	(473)	6,173
Other assets	(2,036)	(1,269)
Accounts payable and accrued liabilities	68,104	(9,489)
Net cash provided by operating activities	126,032	179,882

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(51,148)	(65,988)
Acquisitions of real estate assets	—	(2,051)
Proceeds from sales of real estate assets	69,238	19,556
Proceeds from insurance	740	—
Payments received on mortgage and other notes receivable	1,346	516
Additional investments in and advances to unconsolidated affiliates	(780)	(1,529)
Distributions in excess of equity in earnings of unconsolidated affiliates	8,565	31,537
Changes in other assets	(857)	(4,878)
Net cash provided by (used in) investing activities	27,104	(22,837)

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$1,019,369	$202,160
Principal payments on mortgage and other indebtedness	(1,113,337)	(263,486)
Additions to deferred financing costs	(15,546)	(98)
Proceeds from issuances of common stock	38	78
Purchases of noncontrolling interests in the Operating Partnership	—	(2,246)
Contributions from noncontrolling interests	4,603	7,859
Payment of tax withholdings for restricted stock awards	(132)	(232)
Distributions to noncontrolling interests	(11,722)	(17,547)
Dividends paid to holders of preferred stock	(22,446)	(22,446)
Dividends paid to common shareholders	(25,959)	(68,748)
Net cash used in financing activities	(165,132)	(164,706)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(11,996)	(7,661)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	57,512	68,172
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$45,516	$60,511

Reconciliation from condensed consolidated statements of cash flows to condensed consolidated balance sheets:
Cash and cash equivalents	$20,483	$23,428
Restricted cash (1):
Restricted cash	84	5,829
Mortgage escrows	24,949	31,254
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$45,516	$60,511

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$105,621	$100,185

(1)	Included in intangible lease assets and other assets in the condensed consolidated balance sheets.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Balance Sheets
(In thousands, except unit data)
(Unaudited)

ASSETS (1)	June 30, 2019	December 31, 2018
Real estate assets:
Land	$756,946	$793,944
Buildings and improvements	6,153,444	6,414,886
	6,910,390	7,208,830
Accumulated depreciation	(2,477,552)	(2,493,082)
	4,432,838	4,715,748
Held for sale	44,574	30,971
Developments in progress	47,666	38,807
Net investment in real estate assets	4,525,078	4,785,526
Cash and cash equivalents	20,482	25,138
Receivables:
Tenant, net of allowance for doubtful accounts of $2,337 in 2018	72,485	77,788
Other, net of allowance for doubtful accounts of $838 in 2018	8,401	7,462
Mortgage and other notes receivable	6,326	7,672
Investments in unconsolidated affiliates	271,393	284,086
Intangible lease assets and other assets	144,338	153,545
	$5,048,503	$5,341,217

LIABILITIES, REDEEMABLE INTERESTS AND CAPITAL
Mortgage and other indebtedness, net	$3,865,939	$4,043,180
Accounts payable and accrued liabilities	260,335	218,288
Liabilities related to assets held for sale	663	43,716
Total liabilities (1)	4,126,937	4,305,184
Commitments and contingencies (Note 8 and Note 12)
Redeemable common units	2,687	3,575
Partners' capital:
Preferred units	565,212	565,212
Common units:
General partner	3,448	4,628
Limited partners	336,997	450,507
Total partners' capital	905,657	1,020,347
Noncontrolling interests	13,222	12,111
Total capital	918,879	1,032,458
	$5,048,503	$5,341,217

(1)
As of June 30, 2019, includes $601,069 of assets related to consolidated variable interest entities that can only be used to settle obligations of the consolidated variable interest entities and $410,719 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Operating Partnership. See Note 7.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership Condensed Consolidated Statements of Operations (In thousands, except per unit data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES:
Rental revenues	$185,393	$207,568	$376,373	$420,297
Management, development and leasing fees	2,586	2,643	5,109	5,364
Other	5,398	4,387	9,925	9,137
Total revenues	193,377	214,598	391,407	434,798

OPERATING EXPENSES:
Property operating	(26,532)	(29,527)	(55,512)	(62,353)
Depreciation and amortization	(64,478)	(73,566)	(134,270)	(145,316)
Real estate taxes	(19,148)	(20,456)	(39,067)	(42,304)
Maintenance and repairs	(11,298)	(12,059)	(24,074)	(25,238)
General and administrative	(14,427)	(13,490)	(36,434)	(31,794)
Loss on impairment	(41,608)	(51,983)	(66,433)	(70,044)
Litigation settlement	—	—	(88,150)	—
Other	(34)	(245)	(34)	(339)
Total operating expenses	(177,525)	(201,326)	(443,974)	(377,388)

OTHER INCOME (EXPENSES):
Interest and other income	356	218	845	431
Interest expense	(52,482)	(54,203)	(106,480)	(107,970)
Gain on extinguishment of debt	—	—	71,722	—
Gain on investments	—	387	—	387
Gain on sales of real estate assets	5,527	3,747	5,755	8,118
Income tax benefit (provision)	(813)	2,235	(952)	2,880
Equity in earnings of unconsolidated affiliates	1,872	4,368	5,180	8,107
Total other income (expenses)	(45,540)	(43,248)	(23,930)	(88,047)
Net loss	(29,688)	(29,976)	(76,497)	(30,637)
Net loss attributable to noncontrolling interests	57	494	132	393
Net loss attributable to the Operating Partnership	(29,631)	(29,482)	(76,365)	(30,244)
Distributions to preferred unitholders	(11,223)	(11,223)	(22,446)	(22,446)
Net loss attributable to common unitholders	$(40,854)	$(40,705)	$(98,811)	$(52,690)

Basic and diluted per unit data attributable to common unitholders:
Net loss attributable to common unitholders	$(0.20)	$(0.20)	$(0.49)	$(0.26)
Weighted-average common and potential dilutive common units outstanding	200,231	199,767	200,122	199,731

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Capital
(In thousands)
 (Unaudited)

		Number of			Common Units
	Redeemable Common Units	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Total Partners' Capital	Noncontrolling Interests	Total Capital
Balance, January 1, 2018	$8,835	25,050	199,297	$565,212	$6,735	$655,120	$1,227,067	$9,701	$1,236,768
Net income (loss)	(94)	—	—	11,223	(122)	(11,769)	(668)	101	(567)
Cumulative effect of accounting change	—	—	—	—	722	69,658	70,380	—	70,380
Distributions declared - common units ($0.209 per unit)	(1,143)	—	—	—	(402)	(40,215)	(40,617)	—	(40,617)
Distributions declared - preferred units	—	—	—	(11,223)	—	—	(11,223)	—	(11,223)
Issuances of common units	—	—	701	—	—	741	741	—	741
Cancellation of restricted common stock	—	—	(48)	—	—	(233)	(233)	—	(233)
Performance stock units	—	—	—	—	4	415	419	—	419
Amortization of deferred compensation	—	—	—	—	12	1,184	1,196	—	1,196
Allocation of partners' capital	1,399	—	—	—	(48)	(1,353)	(1,401)	—	(1,401)
Adjustment to record redeemable interests at redemption value	(2,530)	—	—	—	26	2,505	2,531	—	2,531
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,718)	(1,718)
Balance, March 31, 2018	6,467	25,050	199,950	565,212	6,927	676,053	1,248,192	8,084	1,256,276
Net loss	(324)	—	—	11,223	(415)	(39,966)	(29,158)	(494)	(29,652)
Distributions declared - common units ($0.209 per unit)	(1,143)	—	—	—	(403)	(40,110)	(40,513)	—	(40,513)
Distributions declared - preferred units	—	—	—	(11,223)	—	—	(11,223)	—	(11,223)
Issuances of common units	—	—	8	—	—	37	37	—	37
Redemptions of common units	—	—	(527)	—	—	(2,246)	(2,246)	—	(2,246)
Cancellation of restricted common stock	—	—	(3)	—	—	(3)	(3)	—	(3)
Performance stock units	—	—	—	—	3	272	275	—	275
Amortization of deferred compensation	—	—	—	—	9	805	814	—	814
Allocation of partners' capital	829	—	—	—	(18)	(805)	(823)	—	(823)
Adjustment to record redeemable interests at redemption value	2,865	—	—	—	(29)	(2,835)	(2,864)	—	(2,864)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	7,859	7,859
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,188)	(1,188)
Balance, June 30, 2018	$8,694	25,050	199,428	$565,212	$6,074	$591,202	$1,162,488	$14,261	$1,176,749

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Capital
(In thousands)
(Unaudited)
(Continued)

		Number of			Common Units
	Redeemable Common Units	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Total Partners' Capital	Noncontrolling Interests	Total Capital
Balance, January 1, 2019	$3,575	25,050	199,415	$565,212	$4,628	$450,507	$1,020,347	$12,111	$1,032,458
Net loss	(453)	—	—	11,223	(590)	(56,914)	(46,281)	(75)	(46,356)
Distributions declared - common units ($0.086 per unit)	(1,143)	—	—	—	(151)	(15,897)	(16,048)	—	(16,048)
Distributions declared - preferred units	—	—	—	(11,223)	—	—	(11,223)	—	(11,223)
Issuances of common units	—	—	863	—	—	717	717	—	717
Cancellation of restricted common stock	—	—	(58)	—	—	(133)	(133)	—	(133)
Performance stock units	—	—	—	—	3	309	312	—	312
Amortization of deferred compensation	—	—	—	—	11	1,022	1,033	—	1,033
Allocation of partners' capital	1,038	—	—	—	(34)	(1,004)	(1,038)	—	(1,038)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	455	455
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,412)	(1,412)
Balance, March 31, 2019	3,017	25,050	200,220	565,212	3,867	378,607	947,686	11,079	958,765
Net loss	(317)	—	—	11,223	(414)	(40,123)	(29,314)	(57)	(29,371)
Distributions declared - common units ($0.012 per unit)	(1,143)	—	—	—	—	(1,239)	(1,239)	—	(1,239)
Distributions declared - preferred units	—	—	—	(11,223)	—	—	(11,223)	—	(11,223)
Issuances of common units	—	—	15	—	—	(17)	(17)	—	(17)
Cancellation of restricted common stock	—	—	(5)	—	—	(6)	(6)	—	(6)
Performance stock units	—	—	—	—	3	310	313	—	313
Amortization of deferred compensation	—	—	—	—	6	581	587	—	587
Allocation of partners' capital	1,130	—	—	—	(14)	(1,116)	(1,130)	—	(1,130)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4,148	4,148
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,948)	(1,948)
Balance, June 30, 2019	$2,687	25,050	200,230	$565,212	$3,448	$336,997	$905,657	$13,222	$918,879

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(76,497)	$(30,637)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	134,270	145,316
Net amortization of deferred financing costs, debt premiums and discounts	4,306	3,593
Net amortization of intangible lease assets and liabilities	(1,071)	(1,436)
Gain on sales of real estate assets	(5,755)	(8,118)
Gain on insurance proceeds	(421)	—
Gain on investments	—	(387)
Write-off of development projects	34	339
Share-based compensation expense	2,938	3,398
Loss on impairment	66,433	70,044
Gain on extinguishment of debt	(71,722)	—
Equity in earnings of unconsolidated affiliates	(5,180)	(8,107)
Distributions of earnings from unconsolidated affiliates	11,321	9,663
Change in estimate of uncollectable rental revenues	1,692	2,786
Change in deferred tax accounts	90	(1,993)
Changes in:
Tenant and other receivables	(473)	6,173
Other assets	(2,036)	(1,270)
Accounts payable and accrued liabilities	68,102	(9,483)
Net cash provided by operating activities	126,031	179,881

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(51,148)	(65,988)
Acquisition of real estate assets	—	(2,051)
Proceeds from sales of real estate assets	69,238	19,556
Proceeds from insurance	740	—
Payments received on mortgage and other notes receivable	1,346	516
Additional investments in and advances to unconsolidated affiliates	(780)	(1,529)
Distributions in excess of equity in earnings of unconsolidated affiliates	8,565	31,537
Changes in other assets	(857)	(4,878)
Net cash provided by (used in) investing activities	27,104	(22,837)

CBL & Associates Limited Partnership Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$1,019,369	$202,160
Principal payments on mortgage and other indebtedness	(1,113,337)	(263,486)
Additions to deferred financing costs	(15,546)	(98)
Proceeds from issuances of common units	38	78
Redemptions of common units	—	(2,246)
Contributions from noncontrolling interests	4,603	7,859
Payment of tax withholdings for restricted stock awards	(132)	(232)
Distributions to noncontrolling interests	(5,646)	(5,193)
Distributions to preferred unitholders	(22,446)	(22,446)
Distributions to common unitholders	(32,035)	(81,102)
Net cash used in financing activities	(165,132)	(164,706)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(11,997)	(7,662)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	57,512	68,172
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$45,515	$60,510

Reconciliation from condensed consolidated statements of cash flows to condensed consolidated balance sheets:
Cash and cash equivalents	$20,482	$23,427
Restricted cash (1):
Restricted cash	84	5,829
Mortgage escrows	24,949	31,254
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$45,515	$60,510

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$105,621	$100,185

(1)	Included in intangible lease assets and other assets in the condensed consolidated balance sheets.

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
As of June 30, 2019, the Operating Partnership owned interests in the following properties:

		Other Properties
	Malls (1)	Associated Centers	Community Centers	Office Buildings/Other		Total
Consolidated properties	56	20	2	5	(2)	83
Unconsolidated properties (3)	8	3	5	2		18
Total	64	23	7	7		101

(1)	Category consists of regional malls, open-air centers and outlet centers (including one mixed-use center).

(2)	Includes CBL's two corporate office buildings.

(3)	The Operating Partnership accounts for these investments using the equity method because one or more of the other partners have substantive participating rights.
At June 30, 2019, the Operating Partnership had interests in the following properties under development:

	Consolidated Properties
	Malls	All Other
Redevelopments	6	—

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At June 30, 2019, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 85.6% limited partner interest for a combined interest held by CBL of 86.6%.
The noncontrolling interest in the Operating Partnership is held by CBL & Associates, Inc., its shareholders and affiliates and certain senior officers of the Company (collectively "CBL's Predecessor"), all of which contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993, and by various third parties. At June 30, 2019, CBL’s Predecessor owned a 9.1% limited partner interest and third parties owned a 4.3% limited partner interest in the Operating Partnership.  CBL's Predecessor also owned 4.3 million shares of CBL’s common stock at June 30, 2019, for a total combined effective interest of 11.2% in the Operating Partnership.
The Operating Partnership conducts the Company’s property management and development activities through its wholly owned subsidiary, CBL & Associates Management, Inc. (the “Management Company”), to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).
The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. All intercompany transactions have been eliminated. The results for the interim period ended June 30, 2019 are not necessarily indicative of the results to be obtained for the full fiscal year.
These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2018.
Reclassifications
Certain reclassifications have been made to amounts in the Company's prior-year financial statements to conform to the current period presentation. The Company reclassified certain amounts related to operating expense reimbursements in its condensed consolidated statements of operations for the three and six months ended June 30, 2018 related to the adoption of ASC 606. As a result, operating expense reimbursements of $2,168 and $4,511, previously included in tenant reimbursements, were reclassified to other revenues for the three months and six months ended June 30, 2018, respectively. Additionally, the Company reclassified minimum rents, percentage rents, other rents and tenant reimbursements into one line item, rental revenues, for the three and six months ended June 30, 2018 related to the adoption of ASC 842. Lastly, in accordance with ASC 360, and in response to the SEC's "Disclosure Update and Simplification" release effective November 5, 2018, the Company reclassified gains and losses resulting from wholly owned real estate dispositions from the line item following "Income (loss) from continuing operations before gain on sales of real estate assets" to the "Other Income (Expenses)" section within its condensed consolidated statements of operations. As a result, in the condensed consolidated statements of operations, the Company reclassified $3,747 and $8,118 to the "Other Income (Expenses)" section for the three and six months ended June 30, 2018, respectively.
Note 2 – Recent Accounting Pronouncements
Accounting Guidance Adopted

Description	Date Adopted & Application Method	Financial Statement Effect and Other Information
ASU 2016-02, Leases, and related subsequent amendments	January 1, 2019 - Modified Retrospective (elected optional transition method to apply at adoption date and record cumulative-effect adjustment as of January 1, 2019)
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

Note 3 – Revenues
Contract Balances
A summary of the Company's contract assets activity during the six months ended June 30, 2019 is presented below:

Contract Assets
Balance as of December 31, 2018	$289
Tenant openings	(139)
Executed leases	25
Balance as of March 31, 2019	175
Tenant openings	(139)
Executed leases	190
Balance as of June 30, 2019	$226

A summary of the Company's contract liability activity during the six months ended June 30, 2019 is presented below:

Contract Liability
Balance as of December 31, 2018	$265
Completed performance obligation	(4)
Contract obligation	—
Balance as of March 31, 2019	261
Completed performance obligation	—
Contract obligation	—
Balance as of June 30, 2019	$261

The Company has the following contract balances as of June 30, 2019:

		As of June 30, 2019	Expected Settlement Period
Description	Financial Statement Line Item		2019 (1)	2020	2021	2022	2023
Contract assets (2)	Management, development and leasing fees	$226	$(155)	$(25)	$(42)	$—	$(4)
Contract liability (3)	Other rents	261	(99)	(54)	(54)	(54)	—

(1)	Reflects fiscal period July 1, 2019 through December 31, 2019.

(2)
Represents leasing fees recognized as revenue in the period in which the lease is executed. Under certain third party and unconsolidated affiliates' contracts, the remaining 50% of the commissions are paid when the tenant opens. The tenant typically opens within a year, unless the project is in development.

(3)	Relates to a contract in which the Company received advance payments in the initial year of the multi-year contract.
Revenues
The following table presents the Company's revenues disaggregated by revenue source:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Rental revenues (1)	$185,393	$207,568	$376,373	$420,297
Revenues from contracts with customers (ASC 606):
Operating expense reimbursements (2)	2,061	2,168	4,204	4,511
Management, development and leasing fees (3)	2,586	2,643	5,109	5,364
Marketing revenues (4)	1,218	928	2,092	2,223
	5,865	5,739	11,405	12,098

Other revenues	2,119	1,291	3,629	2,403
Total revenues (5)	$193,377	$214,598	$391,407	$434,798

(1)
Revenues from leases that commenced subsequent to December 31, 2018 are accounted for in accordance with ASC 842, Leases, whereas all leases existing prior to that date are accounted for in accordance with ASC 840, Leases. See Note 4.

(2)
Includes $1,892 in the Malls segment and $169 in the All Other segment for the three months ended June 30, 2019, and includes $2,083 in the Malls segment and $85 in the All Other segment for the three months ended June 30, 2018. Includes $4,084 in the Malls segment and $120 in the All Other segment for the six months ended June 30, 2019, and includes $4,273 in the Malls segment and $238 in the All Other segment for the six months ended June 30, 2018.

(3)	Included in All Other segment.

(4)
Includes $1,217 in the Malls segment and $1 in the All Other segment for the three months ended June 30, 2019, and includes $927 in the Malls segment and $1 in the All Other segment for the three months ended June 30, 2018. Includes $2,093 in the Malls segment and $(1) in the All Other segment for the six months ended June 30, 2019, and includes $2,221 in the Malls segment and $2 in the All Other segment for the six months ended June 30, 2018. See description below.

(5)	Sales taxes are excluded from revenues.
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

Development and leasing fees received from an unconsolidated affiliate are recognized as revenue only to the extent of the third-party partner’s ownership interest. The Company's share of such fees is recorded as a reduction to the Company’s investment in the unconsolidated affiliate.
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
Outstanding Performance Obligations
The Company has outstanding performance obligations related to certain noncancellable contracts with customers for which it will receive fixed operating expense reimbursements for providing certain maintenance and other services as described above. As of June 30, 2019, the Company expects to recognize these amounts as revenue over the following periods:

Performance obligation	Less than 5 years	5-20 years	Over 20 years	Total
Fixed operating expense reimbursements	$25,233	$48,825	$48,226	$122,284

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
Additionally, ASU 2018-19 clarifies that operating lease receivables are within the scope of ASC 842. Therefore, in conjunction with our adoption of ASC 842 on January 1, 2019, the Company began recognizing changes in the collectability assessment of its operating lease receivables as a reduction of rental revenues, rather than as a property operating expense. As a result, the Company recognized $152 and $1,692 of uncollectable operating lease receivables as a reduction of rental revenues for the three months and six months ended June 30, 2019, respectively, and recognized $745 and $2,786 of uncollectable operating lease receivables as a property operating expense for the three months and six months ended June 30, 2018, respectively.
The components of rental revenues are as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Fixed lease payments	$151,730	$311,002
Variable lease payments	33,663	65,371
Total rental revenues	$185,393	$376,373
The undiscounted future fixed lease payments to be received under the Company's operating leases as of June 30, 2019, are as follows:

Years Ending December 31,	Operating Leases
2019 (1)	$276,503
2020	518,603
2021	450,475
2022	373,187
2023	307,880
2024	239,693
Thereafter	593,446
Total undiscounted lease payments	$2,759,787

(1)	Reflects rental payments for the fiscal period July 1, 2019 through December 31, 2019.
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

Lessee
The Company has eight ground leases and one office lease in which it is a lessee. The maturities of these leases range from 2021 to 2089 and generally provide for renewal options ranging from five to ten years. We included the renewal options in our lease terms for purposes of calculating our lease liability and ROU asset because we have no plans to cease operating our assets associated with each ground lease. The ground leases relate to properties where the Company owns the buildings and improvements, but leases the underlying land. The lease payments on the majority of the ground leases are fixed, but in the instances where they are variable they are either based on the CPI index or a percentage of sales. The one office lease is subleased as of June 30, 2019. As of June 30, 2019, these leases have a weighted-average remaining lease term of 39.3 years and a weighted-average discount rate of 8.0%.
The Company's ROU asset and lease liability are presented in the condensed consolidated balance sheets within intangible lease assets and other assets and accounts payable and accrued liabilities, respectively. A summary of the Company's ROU asset and lease liability activity during the six months ended June 30, 2019 is presented below:

	ROU Asset	Lease Liability
Balance as of January 1, 2019	$4,160	$4,074
Cash reduction	(242)	(242)
Noncash increase	127	210
Balance as of June 30, 2019	$4,045	$4,042

The components of lease expense are presented below:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease expense:
Operating lease expense	$207	$425
Variable lease expense	(2)	30
Rent Expense	$205	$455

The undiscounted future lease payments to be paid under the Company's operating leases as of June 30, 2019, are as follows:

Year Ending December 31,	Operating Leases
2019 (1)	$317
2020	567
2021	608
2022	332
2023	284
2024	263
Thereafter	12,019
Total undiscounted lease payments	$14,390
Less imputed interest	(10,348)
Lease Liability	$4,042

(1)	Reflects rental payments for the fiscal period July 1, 2019 through December 31, 2019.

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

Fair Value Measurements on a Recurring Basis
The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments.  Based on the interest rates for similar financial instruments, the carrying value of mortgage and other notes receivable is a reasonable estimate of fair value.  The estimated fair value of mortgage and other indebtedness was $3,479,729 and $3,740,431 at June 30, 2019 and December 31, 2018, respectively.  The fair value was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently.
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
Long-lived Assets Measured at Fair Value in 2019
The following table sets forth information regarding the Company's assets that are measured at fair value on a nonrecurring basis and related impairment charges for the six months ended June 30, 2019:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss on Impairment
Long-lived assets	$127,319	$—	$—	$127,319	$66,433

During the six months ended June 30, 2019, the Company recognized an impairment of real estate of $66,662 related to three malls and one community center.

Impairment Date	Property	Location	Segment Classification	Loss on Impairment	Fair Value
March	Greenbrier Mall (1)	Chesapeake, VA	Mall	$22,770	$56,300
March/April	Honey Creek Mall (2)	Terre Haute, IN	Mall	2,045	14,360
June	The Forum at Grandview (3)	Madison, MS	All Other	8,582	31,559
June	EastGate Mall (4)	Cincinnati, OH	Mall	33,265	25,100
January/March	Other adjustments (5)	Various	Mall	(229)	—
				$66,433	$127,319

(1)
In accordance with the Company's quarterly impairment process, the Company wrote down the book value of the mall to its estimated fair value of $56,300. The mall has experienced a decline in cash flows due to store closures and rent reductions. Additionally, one anchor was vacant as of the date of impairment. Management determined the fair value of Greenbrier Mall using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of ten years, with a sale at the end of the holding period, a capitalization rate of 11.0% and a discount rate 11.5%.

(2)
During the quarter ended March 31, 2019, the Company adjusted the book value of the mall to the net sales price of $14,360 based on a signed contract with a third party buyer, adjusted to reflect estimated disposition costs. The mall was sold in April 2019 and $(239) was recorded related to a true-up of closing costs. See Note 6 for additional information.

(3)
The Company adjusted the book value to the net sales price of $31,559 based on a signed contract with a third party buyer, adjusted to reflect estimated disposition costs. The property was classified as held for sale at June 30, 2019 and was sold in July 2019. See Note 6 for additional information.

(4)
In accordance with the Company's quarterly impairment process, the Company wrote down the book value of the mall to its estimated fair value of $25,100. The mall has experienced a decline in cash flows due to store closures and rent reductions. Management determined the fair value of EastGate Mall using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of ten years, with a sale at the end of the holding period, a capitalization rate of 14.5% and a discount rate 15.0%.

(5)	Related to true-ups of estimated expenses to actual expenses for properties sold in prior periods.
Long-lived Assets Measured at Fair Value in 2018
The following table sets forth information regarding the Company's assets that were measured at fair value on a nonrecurring basis and related impairment charges for the six months ended June 30, 2018:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss on Impairment
Long-lived assets	$34,000	$—	$—	$34,000	$70,044

During the six months ended June 30, 2018, the Company recognized an impairment of real estate of $70,044 related to two malls:

Impairment Date	Property	Location	Segment Classification	Loss on Impairment	Fair Value
March	Janesville Mall (1)	Janesville, WI	Malls	$18,061	$—	(2)
June	Cary Towne Center (3)	Cary, NC	Malls	51,983	34,000
				$70,044	$34,000

(1)
The Company adjusted the book value of the mall to the net sales price of $17,640 in a signed contract with a third party buyer, adjusted to reflect estimated disposition costs. The mall was sold in July 2018. See Note 6 for additional information.

(2)	The long-lived asset was not included in the Company's condensed consolidated balance sheets at December 31, 2018 as the Company no longer had an interest in the property.

(3)
In June 2018, the Company was notified by IKEA that, as a result of a shift in its corporate strategy, it was terminating the contract to purchase land at the mall upon which it would develop and open a store. Under the terms of the interest-only non-recourse loan secured by the mall, the loan matures on the date the IKEA contract terminates if that date is prior to the scheduled maturity date of March 5, 2019. The Company engaged in conversations with the lender regarding a potential restructure of the loan. Based on the results of these conversations, the Company concluded that an impairment was required because it was unlikely to recover the asset's net carrying value through future cash flows. Management determined the fair value of Cary Towne Center using a discounted cash flow methodology. The discounted cash flow used assumptions including a 10-year holding period, a capitalization rate of 12.0% and a discount rate of 13%. See Note 8 for additional information.

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
2019 Dispositions
Net proceeds realized from the 2019 dispositions listed below were used to reduce the outstanding balance on the Company's credit facility. The following is a summary of the Company's 2019 dispositions:

				Sales Price
Sales Date	Property	Property Type	Location	Gross	Net	Gain
April	Honey Creek Mall (1)	Mall	Terre Haute, IN	$14,600	$14,360	$—
April	The Shoppes at Hickory Point	Mall	Forsyth, IL	2,508	2,407	1,326
June	Courtyard by Marriott at Pearland Town Center	All Other	Pearland, TX	15,100	14,795	1,910
				$32,208	$31,562	$3,236
(1) The Company recognized a loss on impairment of $2,284 in March 2019 when it adjusted the book value of the mall to the net sales price based on a signed contract with a third party buyer and recognized $(239) in April 2019 related to a true-up of closing costs. See Note 5 for additional information.
The Company also realized gains of $2,100 related to the sale of one outparcel and $433 related to land contributed in the formation of the Parkdale Self Storage, LLC joint venture (See Note 7 for additional information) during the three and six months ended June 30, 2019. Also, the Company realized losses of $(242) and $(14) related to costs incurred during the three and six months ended June 30, 2019, respectively, for outparcel sales that occurred in prior periods.
The Company recognized a gain on extinguishment of debt for the properties listed below, which represented the amount by which the outstanding debt balance exceeded the net book value of the property as of the transfer date. See Note 8 for more information. The following is a summary of these dispositions:

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

In a separate transaction, the Company also sold an anchor store parcel and vacant land at Acadiana Mall, which were not collateral on the loan, for a cash price of $4,000. A loss on impairment of real estate of $1,593 was recorded in 2018 to write down the book value of the anchor store parcel and vacant land to its then estimated fair value.
2019 Held for Sale
The following properties were classified as held for sale as of June 30, 2019:

Property	Property Type	Location	Total Assets	Total Liabilities	Percentage of the Company's Total Assets
850 Greenbrier Circle (1)	All Other	Chesapeake, VA	$10,233	$35	0.2%
Foothills Plaza - Kroger (1)	All Other	Maryville, TN	1,091	—	—%
The Forum at Grandview (1)	All Other	Madison, MS	32,195	569	0.6%
High Point - Barnes & Noble (1)	All Other	High Point, NC	1,055	59	—%
			$44,574	$663
(1) The property was sold subsequent to June 30, 2019. See Note 15 for additional information.

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
At June 30, 2019, the Company had investments in 22 entities, which are accounted for using the equity method of accounting. The Company's ownership interest in these unconsolidated affiliates ranges from 10.0% to 65.0%. Of these entities, 15 are owned in 50/50 joint ventures.
2019 Activity - Unconsolidated Affiliates
Bullseye, LLC
In September 2018, the Company entered into a joint venture, Bullseye, LLC, to develop a vacant land parcel adjacent to Hamilton Corner in Chattanooga, TN. During January 2019, the joint venture closed on the purchase of the land parcel for a gross purchase price of $3,310. The Company has a 20% membership interest in the joint venture. Additionally, the Company made no initial investment and has no future funding obligations. The unconsolidated affiliate is a variable interest entity ("VIE").
Parkdale Self Storage, LLC
In May 2019, the Company entered into a 50/50 joint venture, Parkdale Self Storage, LLC, to develop a self-storage facility adjacent to Parkdale Mall. The Company recorded a $433 gain on sale of real estate assets related to land that it contributed to the joint venture. The unconsolidated affiliate is a VIE. See additional information in Variable Interest Entities below. In conjunction with the formation of the joint venture, the unconsolidated affiliate closed on a construction loan. See details below under 2019 Financings.
Condensed Combined Financial Statements - Unconsolidated Affiliates
Condensed combined financial statement information of the unconsolidated affiliates is as follows:

	June 30, 2019	December 31, 2018
ASSETS
Investment in real estate assets	$2,103,300	$2,097,088
Accumulated depreciation	(701,616)	(674,275)
	1,401,684	1,422,813
Developments in progress	23,431	12,569
Net investment in real estate assets	1,425,115	1,435,382
Other assets	172,545	188,521
Total assets	$1,597,660	$1,623,903

	June 30, 2019	December 31, 2018
LIABILITIES
Mortgage and other indebtedness, net	$1,315,885	$1,319,949
Other liabilities	37,152	39,777
Total liabilities	1,353,037	1,359,726

OWNERS' EQUITY
The Company	179,120	191,050
Other investors	65,503	73,127
Total owners' equity	244,623	264,177
Total liabilities and owners' equity	$1,597,660	$1,623,903

	Total for the Three Months Ended June 30,
	2019	2018
Total revenues	$54,230	$55,083
Net income (1)	$2,993	$7,242

(1)	The Company's share of net income is $1,872 and $4,368 for the three months ended June 30, 2019 and 2018, respectively.

	Total for the Six Months Ended June 30,
	2019	2018
Total revenues	$110,097	$112,264
Net income (1)	$9,003	$12,551

(1)	The Company's share of net income is $5,180 and $8,107 for the six months ended June 30, 2019 and 2018, respectively.
Financings - Unconsolidated Affiliates
All of the debt on the properties owned by the unconsolidated affiliates is non-recourse, except for debt secured by Ambassador Infrastructure, Hammock Landing, The Pavilion at Port Orange, The Shoppes at Eagle Point and the self-storage developments adjacent to EastGate Mall, Mid Rivers Mall and Parkdale Mall. See Note 12 for a description of guarantees the Operating Partnership has issued related to these unconsolidated affiliates.
2019 Financings
The Company's unconsolidated affiliates had the following loan activity in 2019:

Date	Property	Stated Interest Rate		Maturity Date	Amount Financed or Extended
May	Parkdale Self Storage (1)	5.25%	(2)	July 2024	$6,500

(1)
Parkdale Self Storage, LLC, a 50/50 joint venture, closed on a construction loan with a total borrowing capacity of up to $6,500 for the development of a climate controlled self-storage facility adjacent to Parkdale Mall in Beaumont, TX. There were no draws on the construction loan at June 30, 2019. The Operating Partnership has a joint and several guaranty with its 50/50 partner. Therefore, the maximum guarantee is 100% of the loan. See Note 12 for more information.

(2)	The interest rate is variable and is the greater of 5.25% or LIBOR + 2.80%.

Noncontrolling Interests
Noncontrolling interests consist of the following:

	As of
	June 30, 2019	December 31, 2018
Noncontrolling interests:
Operating Partnership	$41,559	$55,917
Other consolidated subsidiaries	13,222	12,111
	$54,781	$68,028

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
Consolidated VIEs
As of June 30, 2019, the Company had investments in 19 consolidated VIEs with ownership interests ranging from 50% to 95%.
Unconsolidated VIEs
The table below lists the Company's unconsolidated VIEs as of June 30, 2019:

	Investment in Real Estate Joint Ventures and Partnerships	Maximum Risk of Loss
Ambassador Infrastructure, LLC (1)	$—	$10,050
Bullseye, LLC	5	5
EastGate Storage, LLC (2)	939	3,000
G&I VIII CBL Triangle LLC (3)	—	—
Parkdale Self Storage, LLC (4)	1,125	6,500
Self-Storage at Mid Rivers, LLC (2)	912	2,717
Shoppes at Eagle Point, LLC (5)	16,344	16,344

(1)	The debt is guaranteed by the Operating Partnership at 100%. See Note 12 for more information.

(2)	The debt is guaranteed by the Operating Partnership at 50%. See Note 12 for more information.

(3)
In conjunction with a loss on impairment recorded in September 2018, the Company wrote down its investment in the unconsolidated 90/10 joint venture to zero. The maximum risk of loss is limited to the basis, which is zero. Subsequent to June 30, 2019, the lender foreclosed on the loan that is secured by the property. See Note 15 for more information.

(4)	The Operating Partnership has a joint and several guaranty with its 50/50 partner. Therefore, the maximum guarantee is 100% of the loan. See Note 12 for more information.

(5)	The debt is guaranteed by the Operating Partnership at a fixed amount of $12,740. See Note 12 for more information.

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
The Company also provides a similar limited guarantee of the Operating Partnership's obligations with respect to its secured credit facility and secured term loan as of June 30, 2019.
Debt of the Operating Partnership
Net mortgage and other indebtedness consisted of the following:

	June 30, 2019		December 31, 2018
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties	$1,581,780	5.21%	$1,783,097	5.33%
Senior unsecured notes due 2023 (2)	447,656	5.25%	447,423	5.25%
Senior unsecured notes due 2024 (3)	299,956	4.60%	299,953	4.60%
Senior unsecured notes due 2026 (4)	617,048	5.95%	616,635	5.95%
Total fixed-rate debt	2,946,440	5.31%	3,147,108	5.37%
Variable-rate debt:
Recourse loans on operating properties	56,721	5.05%	68,607	4.97%
Construction loan	16,684	5.33%	8,172	5.25%
Secured line of credit	383,084	4.69%	—	—%
Unsecured lines of credit	—	—%	183,972	3.90%
Secured term loan	482,500	4.69%	—	—%
Unsecured term loans	—	—%	695,000	4.21%
Total variable-rate debt	938,989	4.72%	955,751	4.21%
Total fixed-rate and variable-rate debt	3,885,429	5.17%	4,102,859	5.10%
Unamortized deferred financing costs	(19,490)		(15,963)
Liabilities related to assets held for sale (5)	—		(43,716)
Total mortgage and other indebtedness, net	$3,865,939		$4,043,180

(1)	Weighted-average interest rate includes the effect of debt premiums and discounts, but excludes amortization of deferred financing costs.

(2)	The balance is net of an unamortized discount of $2,344 and $2,577 as of June 30, 2019 and December 31, 2018, respectively.

(3)	The balance is net of an unamortized discount of $44 and $47 as of June 30, 2019 and December 31, 2018, respectively.

(4)	The balance is net of an unamortized discount of $7,952 and $8,365 as of June 30, 2019 and December 31, 2018, respectively.

(5)
Represents a non-recourse mortgage loan secured by Cary Towne Center that was classified on the condensed consolidated balance sheet as liabilities related to assets held for sale as of December 31, 2018.

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

(2)
Interest is payable semiannually in arrears. The interest rate for the 2024 Notes and the 2023 Notes is subject to an increase ranging from 0.25% to 1.00% from time to time if, on or after January 1, 2016 and prior to January 1, 2020, the ratio of secured debt to total assets of the Company, as defined, is greater than 40% but less than 45%. The required ratio of secured debt to total assets for the 2026 Notes is 40% or less. As of June 30, 2019, this ratio was 34% as shown below.

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

Senior Secured Credit Facility
In January 2019, the Company entered into a new $1,185,000 senior secured credit facility, which included a fully-funded $500,000 term loan and a revolving line of credit with a borrowing capacity of $685,000. The facility replaced all of the Company's prior unsecured bank facilities, which included three unsecured term loans with an aggregate balance of $695,000 and three unsecured revolving lines of credit with an aggregate capacity of $1,100,000. At closing, the Company utilized the line of credit to reduce the principal balance of the unsecured term loan from $695,000 to $500,000. The facility matures in July 2023 and bears interest at a variable rate of LIBOR plus 225 basis points. The facility had an interest rate of 4.69% at June 30, 2019. The Operating Partnership is required to pay an annual facility fee, to be paid quarterly, which ranges from 0.25% to 0.35%, based on the unused capacity of the line of credit. The principal balance on the term loan will be reduced by $35,000 per year in quarterly installments. At June 30, 2019, the secured line of credit had an outstanding balance of $383,084 and the secured term loan had an outstanding balance of $482,500.
The secured credit facility is secured by 17 malls and 3 associated centers that are owned by 36 wholly owned subsidiaries of the Operating Partnership (collectively the “Combined Guarantor Subsidiaries”). The Combined Guarantor Subsidiaries own an additional five malls, two associated centers and four mortgage notes receivable that are not collateral for the secured credit facility. The properties that are collateral for the secured credit facility and the properties and mortgage notes receivable that are not collateral are collectively referred to as the “Guarantor Properties.” The terms of the Notes provide that, to the extent that any subsidiary of the Operating Partnership executes and delivers a guarantee to another debt facility, the Operating Partnership shall also cause the subsidiary to guarantee the Operating Partnership’s obligations under the Notes on a senior basis. In January 2019, the Combined Guarantor Subsidiaries entered into a guarantee agreement with the issuer of the Notes to satisfy the guaranty requirement.
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
Financial Covenants and Restrictions
The agreements for the Notes and the senior secured credit facility contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum unencumbered asset and interest ratios, maximum secured indebtedness ratios, maximum total indebtedness ratios and limitations on cash flow distributions.  The Company believes that it was in compliance with all financial covenants and restrictions at June 30, 2019.

The following presents the Company's compliance with key covenant ratios, as defined, of the Notes and the senior secured credit facility as of June 30, 2019:

Ratio	Required	Actual
Total debt to total assets	< 60%	52%
Secured debt to total assets	< 40% (1)	34%
Total unencumbered assets to unsecured debt	> 150%	191%
Consolidated income available for debt service to annual debt service charge	> 1.5x	2.3x

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
2019 Financings
In April 2019, the loan secured by Volusia Mall was refinanced to increase the principal balance to $50,000. In addition, the maturity date was extended to April 2024 and the fixed interest rate was reduced from 8.00% to 4.56%. The net proceeds from the new loan were used to retire the $41,000 existing loan.
In May 2019, the Company exercised an option to extend the loan secured by The Outlet Shoppes at Laredo to May 2021. In conjunction with the amendment, a payment of $10,800 was made to reduce the outstanding balance of the loan to $43,000. The noncontrolling interest partner in the joint venture funded its 35% share of the $10,800 payment.
2019 Loan Repayments

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid
April	Honey Creek Mall (1)	8.00%	July 2019	$23,539

(1)	The Company retired the loan using proceeds from the refinancing of the loan secured by Volusia Mall as well as proceeds from the sale of Honey Creek Mall.
2019 Dispositions
The following is a summary of the Company's 2019 dispositions for which the fixed-rate loan secured by the mall was extinguished:

Transfer Date		Interest Rate at Repayment Date	Scheduled Maturity Date	Balance of Non-recourse Debt	Gain on Extinguishment of Debt
	Property
January	Acadiana Mall (1)	5.67%	April 2017	$119,760	$61,795
January	Cary Towne Center (2)	4.00%	June 2018	43,716	9,927
				$163,476	$71,722

(1)	The Company transferred title to the mall to the mortgage holder in satisfaction of the non-recourse debt secured by the property.

(2)	The Company sold the mall for $31,500 and the net proceeds from the sale were used to satisfy a portion of the loan secured by the mall. The remaining principal balance was forgiven.

Scheduled Principal Payments
As of June 30, 2019, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, including construction loans and lines of credit, are as follows:

2019 (1)	$139,396
2020	247,495
2021	548,799
2022	470,312
2023	1,268,787
2024	405,909
Thereafter	815,071
3,895,769
Unamortized discounts	(10,340)
Unamortized deferred financing costs	(19,490)
Total mortgage and other indebtedness, net	$3,865,939

(1)	Reflects payments for the fiscal period July 1, 2019 through December 31, 2019.
Of the $139,396 of scheduled principal payments in 2019, $98,256 relates to the maturing principal balance of three operating property loans.
The Company’s mortgage and other indebtedness had a weighted-average maturity of 4.3 years as of June 30, 2019 and 3.7 years as of December 31, 2018.
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
Mortgage and other notes receivable consist of the following:

		As of June 30, 2019		As of December 31, 2018
	Maturity Date	Interest Rate	Balance	Interest Rate	Balance
Mortgages:
Columbia Place Outparcel	Feb 2022	5.00%	$271	5.00%	$283
One Park Place (1)	May 2022	5.00%	—	5.00%	783
Village Square (2)	Jul 2019	5.00%	1,130	4.00%	1,308
Other (3)	Dec 2016 - Jan 2047	4.90% - 9.50%	2,512	5.01% - 9.50%	2,510
			3,913		4,884
Other Notes Receivable:
ERMC	Sep 2021	4.00%	1,837	4.00%	2,183
Southwest Theaters LLC	Apr 2026	5.00%	576	5.00%	605
			2,413		2,788

			$6,326		$7,672

(1)	The loan was retired in May 2019.

(2)	The note was amended to extend the maturity date subsequent to June 30, 2019. See Note 15 for more information.

(3)	Includes a $1,100 note with D'Iberville Promenade, LLC, with a maturity date of December 2016, that is in default. This is secured by the joint venture partner's interest in the joint venture.

Note 10 – Segment Information
The Company measures performance and allocates resources according to property type, which is determined based on certain criteria such as type of tenants, capital requirements, economic risks, leasing terms, and short and long-term returns on capital. Rental income and tenant reimbursements from tenant leases provide the majority of revenues from all segments.
Information on the Company’s segments is presented as follows:

Three Months Ended June 30, 2019	Malls	All Other (1)	Total
Revenues (2)	$170,976	$22,401	$193,377
Property operating expenses (3)	(53,599)	(3,379)	(56,978)
Interest expense	(21,556)	(30,926)	(52,482)
Other expense	—	(34)	(34)
Gain on sales of real estate assets	2,478	3,049	5,527
Segment profit (loss)	$98,299	$(8,889)	89,410
Depreciation and amortization expense			(64,478)
General and administrative expense			(14,427)
Interest and other income			356
Loss on impairment			(41,608)
Income tax provision			(813)
Equity in earnings of unconsolidated affiliates			1,872
Net loss			$(29,688)
Capital expenditures (4)	$31,560	$1,413	$32,973

Three Months Ended June 30, 2018	Malls	All Other (1)	Total
Revenues (2)	$195,942	$18,656	$214,598
Property operating expenses (3)	(57,940)	(4,102)	(62,042)
Interest expense	(25,962)	(28,241)	(54,203)
Other expense	(35)	(210)	(245)
Gain on sales of real estate assets	—	3,747	3,747
Segment profit (loss)	$112,005	$(10,150)	101,855
Depreciation and amortization expense			(73,566)
General and administrative expense			(13,490)
Interest and other income			218
Loss on impairment			(51,983)
Gain on investment			387
Income tax benefit			2,235
Equity in earnings of unconsolidated affiliates			4,368
Net loss			$(29,976)
Capital expenditures (4)	$32,779	$5,043	$37,822

Six Months Ended June 30, 2019	Malls	All Other (1)	Total
Revenues (2)	$354,840	$36,567	$391,407
Property operating expenses (3)	(110,780)	(7,873)	(118,653)
Interest expense	(44,746)	(61,734)	(106,480)
Other expense	—	(34)	(34)
Gain on sales of real estate assets	2,478	3,277	5,755
Segment profit (loss)	$201,792	$(29,797)	171,995
Depreciation and amortization expense			(134,270)
General and administrative expense			(36,434)
Litigation settlement expense			(88,150)
Interest and other income			845
Gain on extinguishment of debt			71,722
Loss on impairment			(66,433)
Income tax provision			(952)
Equity in earnings of unconsolidated affiliates			5,180
Net loss			$(76,497)
Capital expenditures (4)	$59,584	$1,528	$61,112

Six Months Ended June 30, 2018	Malls	All Other (1)	Total
Revenues (2)	$396,657	$38,141	$434,798
Property operating expenses (3)	(121,769)	(8,126)	(129,895)
Interest expense	(51,736)	(56,234)	(107,970)
Other expense	(84)	(255)	(339)
Gain on sales of real estate assets	—	8,118	8,118
Segment profit (loss)	$223,068	$(18,356)	204,712
Depreciation and amortization expense			(145,316)
General and administrative expense			(31,794)
Interest and other income			431
Loss on impairment			(70,044)
Gain on investment			387
Income tax benefit			2,880
Equity in earnings of unconsolidated affiliates			8,107
Net loss			$(30,637)
Capital expenditures (4)	$67,081	$7,392	$74,473

Total Assets	Malls	All Other (1)	Total
June 30, 2019	$4,610,847	$437,293	$5,048,140

December 31, 2018	$4,868,141	$472,712	$5,340,853

(1)	The All Other category includes associated centers, community centers, mortgage and other notes receivable, office buildings, self-storage facilities, corporate-level debt and the Management Company.

(2)	Management, development and leasing fees are included in the All Other category. See Note 3 for information on the Company's revenues disaggregated by revenue source for each of the above segments.

(3)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.

(4)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

Note 11 – Earnings per Share and Earnings per Unit
Earnings per Share of the Company
Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potential dilutive common shares outstanding. The limited partners’ rights to convert their noncontrolling interests in the Operating Partnership into shares of common stock are not dilutive. There were no potential dilutive common shares and there were no anti-dilutive shares for the three and six month periods ended June 30, 2019.
Due to a net loss for the three and six month periods ended June 30, 2018, the computation of diluted EPS does not include contingently issuable shares due to their anti-dilutive nature. Had the Company reported net income for the three months ended June 30, 2018, the denominator for diluted EPS would have been 172,867, including 205 contingently issuable shares related to performance stock unit ("PSU") awards. Had the Company reported net income for the for the six months ended June 30, 2018, the denominator for diluted EPS would have been 172,715, including 411 contingently issuable shares related to PSU awards.
Earnings per Unit of the Operating Partnership
Basic earnings per unit (“EPU”) is computed by dividing net income (loss) attributable to common unitholders by the weighted-average number of common units outstanding for the period. Diluted EPU assumes the issuance of common units for all potential dilutive common units outstanding. There were no potential dilutive common units and there were no anti-dilutive units for the three and six month periods ended June 30, 2019.
Due to a net loss for the three and six month periods ended June 30, 2018, the computation of diluted EPU does not include contingently issuable units due to their anti-dilutive nature. Had the Operating Partnership reported net income for the three months ended June 30, 2018, the denominator for diluted EPU would have been 199,972, including 205 contingently issuable units related to PSU awards. Had the Operating Partnership reported net income for the for the six months ended June 30, 2018, the denominator for diluted EPU would have been 200,142, including 411 contingently issuable units related to PSU awards.
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
Securities Litigation
The Company and certain of its officers and directors have been named as defendants in three putative securities class action lawsuits (collectively, the “Securities Class Action Litigation”), each filed in the United States District Court for the Eastern District of Tennessee, on behalf of all persons who purchased or otherwise acquired the Company’s securities during a specified period of time.  The first such lawsuit, captioned Paskowitz v. CBL & Associates Properties, Inc., et al., 1:19-cv-00149-JRG-CHS, was filed on May 17, 2019, and asserts claims on behalf of persons or entities that purchased CBL securities between November 8, 2017 and March 26, 2019, inclusive.  The second such lawsuit, captioned Williams v. CBL & Associates Properties, Inc., et al., 1:19-cv-00181, was filed on June 21, 2019, and asserts claims on behalf of persons or entities that purchased CBL securities between April 29, 2016 and March 26, 2019, inclusive.  The third such lawsuit, captioned Merelles v. CBL & Associates Properties, Inc., et al., 1:19-CV-00193, was filed on July 2, 2019, and asserts claims on behalf of persons or entities that purchased CBL securities between July 29, 2014 and March 26, 2019.  The Court consolidated these cases on July 17, 2019, under the caption In re CBL & Associates Properties, Inc. Securities Litigation, 1:19-cv-00149-JRG-CHS. After plaintiff Laurence Paskowitz voluntarily dismissed his case on July 25, 2019, the Court re-consolidated the two remaining cases under the caption In re CBL & Associates Properties, Inc. Securities Litigation, 1:19-cv-00181-JRG-CHS, on August 2, 2019.
The complaints filed in the Securities Class Action Litigation allege violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s contingent liabilities, business, operations, and prospects during the periods of time specified above.  The plaintiffs seek compensatory damages and attorneys’ fees and costs, among other relief, but have not specified the amount of damages sought.  The outcome of these legal proceedings cannot be predicted with certainty.
Certain of the Company’s current and former directors and officers have been named as defendants in three shareholder derivative lawsuits (collectively, the “Derivative Litigation”).  On June 4, 2019, a shareholder filed a putative derivative complaint captioned Robert Garfield v. Stephen D. Lebovitz et al., 1:19-cv-01038-LPS, in the United States District Court for the District of Delaware (the “Garfield Derivative Action”), purportedly on behalf of the Company against certain of its officers and directors.  On June 24, 2019, another shareholder filed a putative derivative complaint captioned Robert Cohen v. Stephen D. Lebovitz et al., 1:19-cv-01185-LPS, also in the United States District Court for the District of Delaware (the “Cohen Derivative Action”), asserting substantially similar claims purportedly on behalf of the Company against similar defendants.  The Court consolidated the Garfield Derivative Action and the Cohen Derivative Action on July 17, 2019, under the caption In re CBL & Associates Properties, Inc. Derivative Litigation, 1:19-cv-01038-LPS, and on July 19, 2019, the parties jointly moved to stay the case pending resolution of an eventual motion to dismiss in the Securities Class Action Litigation.  On July 22, 2019, another shareholder filed a putative derivative complaint captioned Shebitz v. Lebovitz et al., 1:19-cv-00213, in the United States District Court for the Eastern District of Tennessee, asserting substantially similar claims purportedly on behalf of the Company against similar defendants. On July 17, 2019, the Court consolidated the Garfield Derivative Action and the Cohen Derivative Action under the caption In re CBL & Associates Properties, Inc. Derivative Litigation, 1:19-cv-01038-LPS.  On July 25, 2019, the Court stayed these two actions pending resolution of an eventual motion to dismiss in the related Securities Class Action Litigation.
The complaints filed in the Derivative Litigation allege, among other things, breaches of fiduciary duties, unjust enrichment, waste of corporate assets, and violations of the federal securities laws.  The factual allegations upon which these claims are based are similar to the factual allegations made in the Securities Class Action Litigation, described above.  The complaints filed in the Derivative Litigation seek, among other things, unspecified damages and restitution for the Company from the individual defendants, the payment of costs and attorneys’ fees, and that the Company be directed to reform certain governance and internal procedures.  The outcome of these legal proceedings cannot be predicted with certainty.
The Company's insurance carriers have been placed on notice of these matters.
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
The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019							Obligation Recorded to Reflect Guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership		Maximum Guaranteed Amount	Debt Maturity Date (1)		6/30/2019	12/31/2018
West Melbourne I, LLC - Phase I (2)	50%	$40,197	50%		$20,099	Feb-2021		$201	$203
West Melbourne I, LLC - Phase II (2)	50%	15,827	50%		7,914	Feb-2021		79	80
Port Orange I, LLC	50%	54,629	50%		27,315	Feb-2021		273	280
Ambassador Infrastructure, LLC	65%	10,050	100%		10,050	Aug-2020		101	106
Shoppes at Eagle Point, LLC	50%	35,189	35%	(3)	12,740	Oct-2020	(4)	127	364
EastGate Storage, LLC	50%	6,000	50%	(5)	3,000	Dec-2022		32	65
Self-Storage at Mid Rivers, LLC	50%	5,434	50%	(6)	2,717	Apr-2023		30	60
Parkdale Self Storage, LLC	50%	—	100%	(7)	6,500	Jul-2024		—	—
			Total guaranty liability					$843	$1,158

(1)	Excludes any extension options.

(2)	The loan is secured by Hammock Landing - Phase I and Hammock Landing - Phase II, respectively.

(3)	The guaranty is for a fixed amount of $12,740 throughout the term of the loan, including any extensions.

(4)	The loan has one two-year extension option, at the joint venture's election, for an outside maturity date of October 2022.

(5)	The guaranty was reduced to 50% once construction was completed during the second quarter of 2019. The guaranty may be further reduced to 25% once certain debt and operational metrics are met.

(6)
The Company received a 1% fee for the guaranty when the loan was issued in April 2018. The guaranty was reduced to 50% once construction was completed during the second quarter of 2019. The guaranty may be further reduced to 25% once certain debt and operational metrics are met.

(7)
Parkdale Self Storage, LLC, a 50/50 joint venture, closed on a construction loan with a total borrowing capacity of up to $6,500 for the development of a climate controlled self-storage facility adjacent to Parkdale Mall in Beaumont, TX. The Operating Partnership has a joint and several guaranty with its 50/50 partner. Therefore, the maximum guarantee is 100% of the loan.

The Company has guaranteed the lease performance of York Town Center, LP ("YTC"), an unconsolidated affiliate in which the Company owns a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $12,400 as of June 30, 2019.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not include an obligation for this guaranty because it determined that the fair value of the guaranty was not material as of June 30, 2019 and December 31, 2018.
Performance Bonds
The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $15,824 and $16,003 at June 30, 2019 and December 31, 2018, respectively.
Note 13 – Share-Based Compensation
As of June 30, 2019, the Company has outstanding awards under the CBL & Associates Properties, Inc. 2012 Stock Incentive Plan ("the 2012 Plan"), which was approved by the Company's shareholders in May 2012. The 2012 Plan permits the Company to issue stock options and common stock to selected officers, employees and non-employee directors of the Company up to a total of 10,400,000 shares. As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expense associated with the Company's share-based compensation plan.
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
Share-based compensation expense related to the restricted stock awards was $546 and $709 for the three months ended June 30, 2019 and 2018, respectively, and $2,259 and $2,476 for the six months ended June 30, 2019 and 2018, respectively. Share-based compensation cost capitalized as part of real estate assets was $27 and $102 for the three months ended June 30, 2019 and 2018, respectively, and $41 and $224 for the six months ended June 30, 2019 and 2018, respectively.
A summary of the status of the Company’s nonvested restricted stock awards as of June 30, 2019, and changes during the six months ended June 30, 2019, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2019	875,497	$7.99
Granted	855,681	$2.23
Vested	(744,574)	$5.11
Forfeited	(8,158)	$6.29
Nonvested at June 30, 2019	978,446	$5.16

As of June 30, 2019, there was $4,142 of total unrecognized compensation cost related to nonvested stock awards granted under the plans, which is expected to be recognized over a weighted-average period of 2.6 years.
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
Performance Stock Units
A summary of the status of the Company’s PSU activity as of June 30, 2019, and changes during the six months ended June 30, 2019, is presented below:

	PSUs	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2019	910,911	$4.67
2019 PSUs granted (1)	1,103,537	$2.40
Outstanding at June 30, 2019 (2)	2,014,448	$3.42

(1)	Includes 566,862 shares classified as a liability due to the potential cash component described above.

(2)	None of the PSUs outstanding at June 30, 2019 were vested.
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
The fair value of the potential cash component related to the 2019 PSUs is measured at each reporting period, using the same methodology as was used at the initial grant date, and classified as a liability on the condensed consolidated balance sheet as of June 30, 2019 with an adjustment to compensation expense. If the performance criterion is not satisfied at the end of the performance period for the 2019 PSUs, previously recognized compensation expense related to the liability-classified awards would be reversed as there would be no value at the settlement date.
Share-based compensation expense related to the PSUs was $443 and $533 for the three months ended June 30, 2019 and 2018, respectively, and $869 and $952 for the six months ended June 30, 2019 and 2018, respectively. Unrecognized compensation costs related to the PSUs was $3,304 as of June 30, 2019, which is expected to be recognized over a weighted-average period of 4.0 years.

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

Note 14 – Noncash Investing and Financing Activities
The Company’s noncash investing and financing activities were as follows:

	Six Months Ended June 30,
	2019	2018
Accrued dividends and distributions payable	$2,420	$41,656
Additions to real estate assets accrued but not yet paid	26,572	23,318
Conversion of Operating Partnership units for common stock	—	3,059
Lease liabilities arising from obtaining right-of-use assets	4,042	—
Deconsolidation upon contribution/assignment of interests in joint venture: (1)
Decrease in real estate assets	(566)	(587)
Increase in investment in unconsolidated affiliates	999	974
Transfer of real estate assets in settlement of mortgage debt obligation:
Decrease in real estate assets	(60,059)	—
Decrease in mortgage and other indebtedness	124,111	—
Decrease in operating assets and liabilities	9,333	—
Decrease in intangible lease and other assets	(1,663)	—

(1)	See Note 7 for additional information.
Note 15 – Subsequent Events
In July 2019, the Company closed on the sale of the office building at 850 Greenbrier Circle, located in Chesapeake, VA. The property was sold for a gross price of $10,500.
In July 2019, the Company closed on the sale of a Kroger parcel at Foothills Plaza, located in Maryville, TN. The property was sold for a gross price of $2,350.
In July 2019, the Company closed on the sale of the Forum at Grandview, located in Madison, MS. The property was sold for a gross price of $31,750.
In July 2019, the Company closed on the sale of the Barnes & Noble parcel, located in High Point, NC. The property was sold for a gross price of $2,000.
In July 2019, the lender foreclosed on the loan secured by Triangle Town Center.
In August 2019, the Village Square note receivable was amended to extend the maturity date to September 30, 2019.

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
EXECUTIVE OVERVIEW
We are a self-managed, self-administered, fully integrated REIT that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air and mixed-use centers, outlet centers, associated centers, community centers and office properties. See Note 1 to the condensed consolidated financial statements for information on our property interests as of June 30, 2019. We have elected to be taxed as a REIT for federal income tax purposes.
We had a net loss for the three and six months ended June 30, 2019 of $(29.7) million and $(76.5) million, respectively, compared to a net loss for the three and six months ended June 30, 2018 of $(30.0) million and $(30.6) million, respectively. We recorded a net loss attributable to common shareholders for the three and six months ended June 30, 2019 of $(35.4) million and $(85.6) million, respectively, compared to a net loss for the three and six months ended June 30, 2018 of $(35.0) million and $(45.3) million, respectively. For the three month period, earnings from Comparable Properties (defined below) were down primarily due to store closures and rent concessions for tenants with high occupancy cost levels, including tenants that declared bankruptcy in 2018 and 2019. This decline was offset by a lower loss on impairment as compared to the prior period. The decline for the six month period was primarily due to lower earnings from Comparable Properties (defined below) due to store closures and rent concessions for tenants with high occupancy cost levels, including tenants that declared bankruptcy in 2018 and 2019. Also contributing to the decline was the litigation settlement expense of $88.2 million that was recognized in the first quarter of 2019, which was partially offset by gains on extinguishment of debt of $71.7 million that were also recorded in the first quarter of 2019.
During the second quarter, Ascena announced that it would be closing all its dressbarn stores at the end of 2019. We have 12 dressbarn stores in our portfolio that account for $1.3 million in annual rents. Additionally, Charming Charlie announced that it was closing all of its stores August 31, 2019. We have 11 stores in our portfolio that account for $0.9 million in annual rents.
Quarterly results were in-line with our expectations. Lease spreads improved and same-center sales increased over 4% during the second quarter.  We have 24 replacements committed, under construction or open for the 40 closed anchors in our portfolio, demonstrating tremendous progress on our anchor replacement program. This program will help stabilize our income as we replace lost revenues, mitigate co-tenancy exposure and deliver new uses that drive traffic and strengthen the entire property.  See the "Liquidity and Capital Resources" section for information on our development, expansion and redevelopment projects as of June 30, 2019.
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
We continue to capitalize on opportunities to raise attractively priced capital from non-core assets, as evidenced by the $120.0 million in gross asset sales that have been completed year-to-date. This combined with our estimated free cash flow of over $200.0 million provides liquidity to invest in our redevelopment program.
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

RESULTS OF OPERATIONS
Properties that were in operation for the entire year during 2018 and the six months ended June 30, 2019 are referred to as the “Comparable Properties.”  Since January 1, 2018, we have opened two self-storage facilities and one community center as follows:

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

Non-core properties are defined as Excluded Malls - see definition that follows under "Operational Review."
Comparison of the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018
Revenues

	Total for the Three Months Ended June 30,			Comparable Properties
	2019	2018	Change	Core	Non-core	Dispositions	Change
Rental revenues	$185,393	$207,568	$(22,175)	$(12,083)	$(342)	$(9,750)	$(22,175)
Management, development and leasing fees	2,586	2,643	(57)	(57)	—	—	(57)
Other	5,398	4,387	1,011	$1,094	47	(130)	1,011
Total revenues	$193,377	$214,598	$(21,221)	$(11,046)	$(295)	$(9,880)	$(21,221)
Rental revenues from the Comparable Properties declined primarily due to store closures and rent concessions for tenants with high occupancy cost levels, including tenants that declared bankruptcy in 2018 and 2019.
Operating Expenses

	Total for the Three Months Ended June 30,			Comparable Properties
	2019	2018	Change	Core	Non-core	Dispositions	Change
Property operating	$(26,532)	$(29,527)	$2,995	$1,232	$27	$1,736	$2,995
Real estate taxes	(19,148)	(20,456)	1,308	869	(12)	451	1,308
Maintenance and repairs	(11,298)	(12,059)	761	2	8	751	761
Property operating expenses	(56,978)	(62,042)	5,064	2,103	23	2,938	5,064

Depreciation and amortization	(64,478)	(73,566)	9,088	4,358	1,501	3,229	9,088
General and administrative	(14,427)	(13,490)	(937)	(937)	—	—	(937)
Loss on impairment	(41,608)	(51,983)	10,375	(38,136)	(3,762)	52,273	10,375
Other	(34)	(245)	211	211	—	—	211
Total operating expenses	$(177,525)	$(201,326)	$23,801	$(32,401)	$(2,238)	$58,440	$23,801
Property operating expenses at the Comparable Properties decreased primarily due to a change in the classification of bad debt expense as a result of the adoption of ASC 842 effective January 1, 2019. Bad debt expense of $0.7 million was included in property operating expenses for the three months ended June 30, 2018; however, beginning January 1, 2019, rental revenues that are estimated to be uncollectable are reflected as a decrease in rental revenues. For the three months ended June 30, 2019, we recognized $0.2 million as a reduction to rental revenues for amounts that are estimated to be uncollectable, all of which was related to the Comparable Properties. The remaining decrease in property operating expenses of the Comparable Properties was primarily due to lower utilities, security and payroll expenses. Real estate tax expense declined as a number of the Comparable Properties experienced reductions in real estate taxes in their respective markets. Maintenance and repairs expenses decreased primarily due to lower janitorial costs partially offset by an increase in snow removal costs at certain properties.

The $5.9 million decrease in depreciation and amortization expense related to the Comparable Properties primarily relates to a decrease in write-offs of tenant improvements and intangible lease assets related to store closings in the prior year period, as well as store closures since June 30, 2018.
General and administrative expenses increased primarily due to no longer capitalizing the cost of leasing personnel for development projects as a result of adopting the new leasing standard in 2019 and legal costs, which were partially offset by reductions in salary and stock compensation costs.
In the second quarter of 2019, we recognized $41.6 million of loss on impairment of real estate to write down the book value of one mall and one community center. In the second quarter of 2018, we recognized a $52.0 million loss on impairment of real estate to write down the book value of a mall. See Note 5 to the condensed consolidated financial statements for more information.
Other Income and Expenses
Interest expense decreased $1.7 million for the three months ended June 30, 2019 compared to the prior-year period. The decrease was primarily due to a $2.8 million decrease in property-level interest expense due to the dispositions in January 2019 of Acadiana Mall and Cary Town Center, which were encumbered by non-recourse mortgage loans. This decrease was partially offset by an increase in corporate-level interest expense due to higher variable rates on our corporate-level debt as compared to the prior-year quarter, partially related to the higher interest rate spread under our new credit facility as compared with the prior, as well as increases in LIBOR.
Equity in earnings of unconsolidated affiliates decreased by $2.5 million during the three months ended June 30, 2019 compared to the prior-year period. The decrease was primarily due to gains on two outparcel sales at unconsolidated affiliates in the prior-year period and decreases in rental revenues at several malls primarily due to store closures and rent concessions for tenants with high occupancy cost levels, including tenants in bankruptcy.
During the three months ended June 30, 2019, we recognized $5.5 million of gain on sales of real estate assets primarily related the sale of a center, a hotel and an outparcel. During the three months ended June 30, 2018, we recognized $3.7 million of gain on sales of real estate assets related to the sale of two outparcels.
Comparison of the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018
Revenues

	Total for the Six Months Ended June 30,			Comparable Properties
	2019	2018	Change	Core	Non-core	Dispositions	Change
Rental revenues	$376,373	$420,297	$(43,924)	$(26,583)	$(263)	$(17,078)	$(43,924)
Management, development and leasing fees	5,109	5,364	(255)	(255)	—	—	(255)
Other	9,925	9,137	788	$846	62	(120)	788
Total revenues	$391,407	$434,798	$(43,391)	$(25,992)	$(201)	$(17,198)	$(43,391)
Rental revenues from the Comparable Properties declined primarily due to store closures and rent concessions for tenants with high occupancy cost levels, including tenants that declared bankruptcy in 2018 and 2019.

Operating Expenses

	Total for the Six Months Ended June 30,			Comparable Properties
	2019	2018	Change	Core	Non-core	Dispositions	Change
Property operating	$(55,512)	$(62,353)	$6,841	$4,093	$46	$2,702	$6,841
Real estate taxes	(39,067)	(42,304)	3,237	2,425	(9)	821	3,237
Maintenance and repairs	(24,074)	(25,238)	1,164	(306)	191	1,279	1,164
Property operating expenses	(118,653)	(129,895)	11,242	6,212	228	4,802	11,242
Depreciation and amortization	(134,270)	(145,316)	11,046	4,588	(315)	6,773	11,046
General and administrative	(36,434)	(31,794)	(4,640)	(4,640)	—	—	(4,640)
Loss on impairment	(66,433)	(70,044)	3,611	(38,137)	(26,532)	68,280	3,611
Litigation settlement	(88,150)	—	(88,150)	(88,150)	—	—	(88,150)
Other	(34)	(339)	305	305	—	—	305
Total operating expenses	$(443,974)	$(377,388)	$(66,586)	$(119,822)	$(26,619)	$79,855	$(66,586)
Property operating expenses at the Comparable Properties decreased primarily due to a change in the classification of bad debt expense as a result of the adoption of ASC 842 effective January 1, 2019. Bad debt expense of $2.7 million was included in property operating expenses for the six months ended June 30, 2018; however, beginning January 1, 2019, rental revenues that are estimated to be uncollectable are reflected as a decrease in rental revenues. For the six months ended June 30, 2019, we recognized $1.7 million as a reduction to rental revenues for amounts that are estimated to be uncollectable, substantially all of which was related to the Comparable Properties. The remaining decrease in property operating expenses of the Comparable Properties was primarily due to lower utilities, security, marketing and payroll expenses. Real estate tax expense declined as a number of the Comparable Properties experienced reductions in real estate taxes in their respective markets. Maintenance and repairs expenses increased slightly primarily due to higher snow removal and repair expenses, partially offset by lower janitorial costs.
The $4.3 million decrease in depreciation and amortization expense related to the Comparable Properties primarily relates to a decrease due to write-offs of tenant improvements and intangible lease assets related to store closings in the prior year period, as well as store closures since June 30, 2018.
General and administrative expenses increased primarily due to higher legal expense related to litigation and no longer capitalizing the cost of leasing personnel for development projects as a result of adopting the new leasing standard in 2019, which were partially offset by reductions in salary and stock compensation costs.
For the six months ended June 30, 2019, we recognized $66.4 million of loss on impairment of real estate to write down the book value of three malls and one community center. In 2018, we recognized a $70.0 million loss on impairment of real estate to write down the book value of two malls. See Note 5 to the condensed consolidated financial statements for more information.
For the six months ended June 30, 2019, we recognized $88.2 million of litigation settlement expense related to the proposed settlement of a class action lawsuit. See Note 12 to the condensed consolidated financial statements for more information.
Other Income and Expenses
Interest expense decreased $1.5 million for the six months ended June 30, 2019 compared to the prior-year period. The decrease was primarily due to a $5.6 million decrease in property-level interest expense due to the dispositions in January 2019 of Acadiana Mall and Cary Town Center, which were encumbered by non-recourse mortgage loans, and a paydown in May 2019 of a portion of the loan that is secured by The Outlet Shoppes at Laredo. This decrease was partially offset by an increase of $4.1 million in corporate-level interest expense due to higher variable rates on our corporate-level debt as compared to the prior-year quarter, partially related to the higher interest rate spread under our new credit facility as compared with the previous credit facility, as well as increases in LIBOR.
During the six months ended June 30, 2019, we recorded $71.7 million of gain on extinguishment of debt related to two malls. We transferred Acadiana Mall to the lender in satisfaction of the non-recourse debt secured by the property. We sold Cary Towne Center and used the net proceeds from the sale to satisfy a portion of the non-recourse loan that secured the property and the remaining principal balance was forgiven.

Equity in earnings of unconsolidated affiliates decreased by $2.9 million during the six months ended June 30, 2019 compared to the prior-year period. The decrease was primarily due to gains on two outparcel sales at unconsolidated affiliates in the prior-year period and decreases in rental revenues at several malls primarily due to store closures and rent concessions for tenants with high occupancy cost levels, including tenants in bankruptcy.
During the six months ended June 30, 2019, we recognized $5.8 million of gain on sales of real estate assets primarily related to the sale of a center, a hotel and an outparcel. During the six months ended June 30, 2018, we recognized $8.1 million of gain on sales of real estate assets primarily related to the sale of a community center and five outparcels.
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
We include a property in our same-center pool when we have owned all or a portion of the property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year and current year-to-date period. New properties are excluded from same-center NOI until they meet these criteria. Properties excluded from the same-center pool that would otherwise meet these criteria are properties which are being repositioned or properties where we are considering alternatives for repositioning, where we intend to renegotiate the terms of the debt secured by the related property or return the property to the lender and those in which we own a noncontrolling interest of 25% or less. Triangle Town Center, Hickory Point Mall and Greenbrier Mall were classified as Lender Malls at June 30, 2019.
Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net loss for the three and six month periods ended June 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(29,688)	$(29,976)	$(76,497)	$(30,637)
Adjustments: (1)
Depreciation and amortization	73,292	81,782	151,593	161,767
Interest expense	57,351	58,361	116,153	116,231
Abandoned projects expense	34	245	34	339
Gain on sales of real estate assets	(5,524)	(4,339)	(6,382)	(8,710)
Gain on investment	—	(387)	—	(387)
Gain on extinguishment of debt	—	—	(71,722)	—
Loss on impairment	41,608	51,983	66,433	70,044
Litigation settlement	—	—	88,150	—

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income tax (benefit) provision	813	(2,235)	952	(2,880)
Lease termination fees	(1,073)	(2,744)	(2,090)	(9,005)
Straight-line rent and above- and below-market lease amortization	(1,408)	(662)	(2,453)	2,166
Net loss attributable to noncontrolling interests in other consolidated subsidiaries	57	494	132	393
General and administrative expenses	14,427	13,490	36,434	31,794
Management fees and non-property level revenues	(4,118)	(3,632)	(6,784)	(7,481)
Operating Partnership's share of property NOI	145,771	162,380	293,953	323,634
Non-comparable NOI	(2,799)	(10,714)	(8,583)	(22,205)
Total same-center NOI	$142,972	$151,666	$285,370	$301,429

(1)
Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.

Same-center NOI decreased 5.7% for the three months ended June 30, 2019 as compared to the prior-year period. The $8.7 million decrease for the three month period ended June 30, 2019 compared to the same period in 2018 primarily consisted of an $11.5 million decrease in revenues offset by a $2.8 million decline in operating expenses. Rental revenues declined $15.4 million during the quarter primarily due to the impact of store closures and rent concessions for tenants with high occupancy cost levels, including tenants that declared bankruptcy. The $2.8 million decrease in operating expenses includes a decrease in real estate tax expenses of $1.1 million.
Same-center NOI decreased 5.3% for the six months ended June 30, 2019 as compared to the prior-year period. The $16.1 million decrease for the six month period ended June 30, 2019 compared to the same period in 2018 primarily consisted of a $24.5 million decrease in revenues partially offset by an $8.4 million decline in operating expenses. Rental revenues declined $28.5 million during the quarter primarily due to the impact of store closures and rent concessions for tenants with high occupancy cost levels, including tenants that declared bankruptcy. The decrease in rental revenues includes the impact of $1.7 million of uncollectable revenues, which was formerly described as bad debt expense that was included in property operating expense in the prior-year period. The $8.4 million decrease in operating expenses was primarily driven by bad debt expense of $2.9 million in the prior-year period. Maintenance and repair expenses decreased $0.6 million and real estate tax expenses decreased $2.9 million.
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

(2)
Non-stabilized Malls - Malls that are in their initial lease-up phase. After three complete calendar years of operation, they are reclassified on January 1 of the fourth calendar year to the stabilized mall category. The Outlet Shoppes at Laredo was classified as a non-stabilized mall as of June 30, 2019 and 2018.

(3)	Excluded Malls - We exclude malls from our core portfolio if they fall in one of the following categories, for which operational metrics are excluded:

a.
Lender Malls - Malls for which we are working or intend to work with the lender on a restructure of the terms of the loan secured by the property or convey the secured property to the lender. Triangle Town Center, Hickory Point Mall and Greenbrier Mall were classified as Lender Malls as of June 30, 2019, and Acadiana Mall and Cary Towne Center were classified as a Lender Mall as of June 30, 2018. Lender Malls are excluded from our same-center pool as decisions made while in discussions with the lender may lead to metrics that do not provide relevant information related to the condition of these properties or they may be under cash management agreements with the respective servicers.

b.
Repositioning Malls - Malls that are currently being repositioned or where we have determined that the current format of the mall no longer represents the best use of the mall and we are in the process of evaluating alternative strategies for the mall. This may include major redevelopment or an alternative retail or non-retail format, or after evaluating alternative strategies for the mall, we may determine that the mall no longer meets our criteria for long-term investment. The steps taken to reposition these malls, such as signing tenants to short-term leases, which are not included in occupancy percentages, or leasing to regional or local tenants, which typically do not report sales, may lead to metrics which do not provide relevant information related to the condition of these malls. Therefore, traditional performance measures, such as occupancy percentages and leasing metrics, exclude Repositioning Malls. There were no malls classified as Repositioning Malls as of June 30, 2019. Hickory Point Mall was classified as a Repositioning Mall as of June 30, 2018.

c.
Minority Interest Malls - Malls in which we have a 25% or less ownership interest. There were no malls classified as Minority Interest Malls as of June 30, 2019. Triangle Town Center was classified as a Minority Interest Mall as of June 30, 2018.

We derive the majority of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Six Months Ended June 30,
	2019	2018
Malls	88.4%	91.2%
Other properties	11.6%	8.8%
Mall Store Sales
Mall store sales include reporting mall tenants of 10,000 square feet or less for stabilized malls and exclude license agreements, which are retail contracts that are temporary or short-term in nature and generally last more than three months but less than twelve months. The following is a comparison of our same-center sales per square foot:

	Twelve Months Ended June 30,
	2019	2018	% Change
Stabilized mall same-center sales per square foot	$381	$378	0.8%
Stabilized mall sales per square foot	$381	$376	1.3%
Sales for the second quarter were positive. Categories that performed well included fast casual dining, electronics, children’s and family shoes, cosmetics and wellness.

Occupancy
Our portfolio occupancy is summarized in the following table (1):

	As of June 30,
	2019	2018
Total portfolio	90.2%	91.1%
Malls:
Total mall portfolio	88.1%	89.2%
Same-center malls	88.1%	89.4%
Stabilized malls	88.3%	89.5%
Non-stabilized malls (2)	78.0%	71.9%
Other properties:	97.0%	97.2%
Associated centers	96.3%	97.9%
Community centers	97.6%	96.9%

(1)
As noted above, excluded properties are not included in occupancy metrics. Occupancy for malls represents percentage of mall store gross leasable area occupied under 20,000 square feet. Occupancy for other properties represents percentage of gross leasable area occupied.

(2)	Represents occupancy for The Outlet Shoppes at Laredo as of June 30, 2019 and 2018.
Bankruptcy-related store closures impacted second quarter occupancy by approximately 322 basis points or 570,000 square feet. See Leasing below for an update on our progress in replacing these stores.
Leasing
The following is a summary of the total square feet of leases signed in the three and six month periods ended June 30, 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating portfolio:
New leases	256,648	366,697	528,461	608,136
Renewal leases	461,251	463,470	1,153,378	1,316,951
Development portfolio:
New leases	54,702	19,054	204,439	103,658
Total leased	772,601	849,221	1,886,278	2,028,745
Average annual base rents per square foot are based on contractual rents in effect as of June 30, 2019 and 2018, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type (1):

	As of June 30,
	2019	2018
Malls:	$32.38	$32.56
Same-center stabilized malls	32.48	32.85
Stabilized malls	32.48	32.64
Non-stabilized malls (2)	24.65	25.71
Other properties:	15.36	15.15
Associated centers	13.85	13.74
Community centers	16.65	16.15
Office buildings	17.94	18.64

(1)	As noted above, excluded properties are not included. Average base rents for associated centers, community centers and office buildings include all leased space, regardless of size.

(2)	Represents average annual base rents for The Outlet Shoppes at Laredo as of June 30, 2019 and 2018.

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the three and six month periods ended June 30, 2019 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (1)	% Change Average
Quarter:
All Property Types (2)	413,879	$36.40	$34.65	(4.8)%	$35.19	(3.3)%
Stabilized malls	384,947	36.77	34.84	(5.2)%	35.38	(3.8)%
New leases	46,105	44.49	41.95	(5.7)%	43.88	(1.4)%
Renewal leases	338,842	35.72	33.87	(5.2)%	34.23	(4.2)%

Year-to-Date:
All Property Types (2)	982,593	$37.84	$34.59	(8.6)%	$35.18	(7.0)%
Stabilized malls	881,945	38.82	35.47	(8.6)%	36.07	(7.1)%
New leases	93,845	50.08	49.95	(0.3)%	52.39	4.6%
Renewal leases	788,100	37.48	33.75	(10.0)%	34.12	(9.0)%

(1)	Average gross rent does not incorporate allowable future increases for recoverable common area expenses.

(2)	Includes stabilized malls, associated centers, community centers and office buildings.

Spreads on new leases for stabilized malls declined 1.4% and renewal leases were signed at an average of 4.2% lower than the expiring rent. This quarter’s results demonstrate a significant improvement from recent past quarters.
New and renewal leasing activity of comparable small shop space of less than 10,000 square feet based on the lease commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2019:
New	74	154,606	7.25	$46.50	$48.96	$46.76	$(0.26)	(0.6)%	$2.20	4.7%
Renewal	426	1,380,899	2.67	30.08	30.31	34.43	(4.35)	(12.6)%	(4.12)	(12.0)%
Commencement 2019 Total	500	1,535,505	3.35	31.74	32.19	35.67	(3.93)	(11.0)%	(3.48)	(9.8)%

Commencement 2020:
New	3	4,651	6.33	85.71	90.94	85.20	0.51	0.6%	5.74	6.7%
Renewal	49	136,656	3.71	41.03	41.93	40.34	0.69	1.7%	1.59	3.9%
Commencement 2020 Total	52	141,307	3.86	42.50	43.54	41.81	0.69	1.7%	1.73	4.1%

Total 2019/2020	552	1,676,812	3.40	$32.64	$33.14	$36.19	$(3.55)	(9.8)%	$(3.05)	(8.4)%
We are successfully diversifying the tenant mix with 86% of new mall leasing and 64% of our total mall leasing this year signed with non-apparel tenants. We are currently under construction, have agreements executed or are in active negotiation on three multi-family projects, 14 entertainment operators, including two casinos, 9 hotels, 35 restaurants, four fitness centers, six medical uses, two self-storage facilities, two grocers and a number of other non-retail uses. We are making great progress replacing vacant anchors with two dozen locations committed including eight already open and another six set to open later this year. Beyond this we have active negotiations or LOIs for several others.  Anchor replacements such as the Live! Casino at Westmoreland Mall and Shoprite Supermarket at Stroud Mall are tangible examples of how we are transforming our centers with minimal cash investment.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2019, we had $383.1 million outstanding on our secured credit facility leaving $301.9 million of availability, after considering outstanding letters of credit of $4.8 million, as well as unrestricted cash and cash equivalents of $20.5 million. Our total pro rata share of debt at June 30, 2019 was $4.4 billion. Our consolidated unencumbered properties generated approximately 26.8% of total consolidated NOI for the six months ended June 30, 2019 (excluding dispositions and Excluded Malls).
In April 2019, the loan secured by Volusia Mall was refinanced to increase the principal balance to $50.0 million. In addition, the maturity date was extended to April 2024 and the fixed interest rate was reduced from 8.00% to 4.56%. The net proceeds from the new loan were used to retire the $41.0 million existing loan. During the three months ended June 30, 2019, we sold three properties for a total gross sales price of $32.2 million. The excess sales proceeds were used to reduce the outstanding balance on our secured line of credit, and the portion of those proceeds from the Honey Creek Mall sale were combined with the net proceeds from the refinancing of the loan secured by Volusia Mall to retire the $23.5 million loan secured by Honey Creek Mall (See Note 6 for additional information on dispositions). In May 2019, we exercised an option to extend the loan secured by The Outlet Shoppes at Laredo to May 2021. In conjunction with the amendment, a payment of $10.8 million was made to reduce the outstanding balance of the loan to $43.0 million. The noncontrolling interest partner in The Outlet Shoppes at Laredo joint venture funded its 35% share of the $10.8 million payment. We also formed a new 50/50 joint venture to develop a self-storage facility adjacent to Parkdale Mall and closed in May 2019 on a five-year $6.5 million construction loan which bears interest at the greater of 5.25% or LIBOR plus 2.80% to fund the project.
Subsequent to June 30, 2019, we sold the 850 Greenbrier Circle office building, the Barnes & Noble parcel in High Point, NC, the Kroger parcel at Foothills Plaza and the Forum at Grandview in Madison, MS, for a total gross price of $46.6 million (See Note 15 for additional information).
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
Cash Flows - Operating, Investing and Financing Activities
There was $45.5 million of cash, cash equivalents and restricted cash as of June 30, 2019, a decrease of $12.0 million from December 31, 2018. Of this amount, $20.5 million was unrestricted cash and cash equivalents as of June 30, 2019.
Our net cash flows are summarized as follows (in thousands):

	Six Months Ended June 30,
	2019	2018	Change
Net cash provided by operating activities	$126,032	$179,882	$(53,850)
Net cash provided by (used in) investing activities	27,104	(22,837)	49,941
Net cash used in financing activities	(165,132)	(164,706)	(426)
Net cash flows	$(11,996)	$(7,661)	$(4,335)

Cash Provided by Operating Activities
Cash provided by operating activities decreased $53.9 million primarily due to a decline in rental revenues related to store closures and rent concessions for tenants with high occupancy cost levels, including tenants in bankruptcy, and the disposition of two malls, two community centers and a hotel since June 30, 2018.
Cash Provided by (Used in) Investing Activities
Cash flows provided by investing activities increased $49.9 million compared to the prior year. The cash inflow for 2019 was primarily related to a greater amount of proceeds from sales in the current period combined with less cash paid for capital expenditures as we continue to focus on controlling such expenditures. These increases were partially offset by a lower amount of distributions from unconsolidated affiliates in 2019 as we received a distribution from an unconsolidated affiliate in 2018 related to excess proceeds from the refinancing of a mortgage loan.
Cash Used in Financing Activities
Cash flows used in financing activities decreased $0.4 million in 2019 compared to the prior year. Although the reduction in our common stock dividend resulted in savings of $48.6 million in dividends and distributions paid to common shareholders and the noncontrolling interest holders in the Operating Partnership, this was offset by the additional $32.6 million of principal payments on debt and the payment of $15.4 million of deferred financing costs, which were mostly related to our new secured credit facility.
Debt
Debt of the Company
CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that it has a direct or indirect ownership interest in, is the borrower on all of our debt. CBL is a limited guarantor of the Notes, as described in Note 8 to the condensed consolidated financial statements, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. We also provide a similar limited guarantee of the Operating Partnership's obligations with respect to our secured credit facility as of June 30, 2019.
Debt of the Operating Partnership
The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

June 30, 2019	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$1,581,780	$(93,450)	$534,779	$2,023,109	4.89%
Recourse loan on operating property (3)	—	—	10,050	10,050	3.74%
Senior unsecured notes due 2023 (4)	447,656	—	—	447,656	5.25%
Senior unsecured notes due 2024 (5)	299,956	—	—	299,956	4.60%
Senior unsecured notes due 2026 (6)	617,048	—	—	617,048	5.95%
Total fixed-rate debt	2,946,440	(93,450)	544,829	3,397,819	5.10%
Variable-rate debt:
Recourse loans on operating properties	56,721	—	79,251	135,972	4.93%
Construction loans	16,684	—		16,684	5.33%
Secured line of credit (7)	383,084	—	—	383,084	4.69%
Secured term loan (7)	482,500	—	—	482,500	4.69%
Total variable-rate debt	938,989	—	79,251	1,018,240	4.73%
Total fixed-rate and variable-rate debt	3,885,429	(93,450)	624,080	4,416,059	5.01%
Unamortized deferred financing costs	(19,490)	747	(2,360)	(21,103)
Mortgage and other indebtedness, net	$3,865,939	$(92,703)	$621,720	$4,394,956

December 31, 2018	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$1,783,097	$(94,361)	$540,068	$2,228,804	5.01%
Recourse loans on operating properties (3)	—	—	10,605	10,605	3.74%
Senior unsecured notes due 2023 (4)	447,423	—	—	447,423	5.25%
Senior unsecured notes due 2024 (5)	299,953	—	—	299,953	4.60%
Senior unsecured notes due 2026 (6)	616,635	—	—	616,635	5.95%
Total fixed-rate debt	3,147,108	(94,361)	550,673	3,603,420	5.16%
Variable-rate debt:
Recourse loans on operating properties	68,607	—	96,012	164,619	4.91%
Construction loan	8,172	—	3,892	12,064	5.20%
Unsecured lines of credit (7)	183,972	—	—	183,972	3.90%
Unsecured term loans (7)	695,000	—	—	695,000	4.21%
Total variable-rate debt	955,751	—	99,904	1,055,655	4.28%
Total fixed-rate and variable-rate debt	4,102,859	(94,361)	650,577	4,659,075	4.96%
Unamortized deferred financing costs	(15,963)	804	(2,687)	(17,846)
Liabilities related to assets held for sale (8)	(43,716)	—	—	(43,716)
Mortgage and other indebtedness, net	$4,043,180	$(93,557)	$647,890	$4,597,513

(1)	Weighted-average interest rate includes the effect of debt premiums and discounts, but excludes amortization of deferred financing costs.

(2)
An unconsolidated affiliate has an interest rate swap on a notional amount outstanding of $44,249 as of June 30, 2019 and $44,863 as of December 31, 2018 related to a variable-rate loan on Ambassador Town Center to effectively fix the interest rate on this loan to a fixed-rate of 3.22%.

(3)
The unconsolidated affiliate has an interest rate swap on a notional amount outstanding of $10,050 as of June 30, 2019 and $10,605 as of December 31, 2018 related to a variable-rate loan on Ambassador Town Center - Infrastructure Improvements to effectively fix the interest rate on this loan to a fixed-rate of 3.74%.

(4)	The balance is net of an unamortized discount of $2,344 and $2,577 as of June 30, 2019 and December 31, 2018, respectively.

(5)	The balance is net of an unamortized discount of $44 and $47 as of June 30, 2019 and December 31, 2018, respectively.

(6)	The balance is net of an unamortized discount of $7,952 and $8,365 as of June 30, 2019 and December 31, 2018, respectively.

(7)	We replaced our unsecured lines of credit and unsecured term loans in January 2019 with a new secured senior credit facility.

(8)	Represents a $43,716 non-recourse mortgage loan secured by Cary Towne Center that was classified on the consolidated balance sheet as liabilities related to assets held for sale.
The weighted-average remaining term of our total share of consolidated and unconsolidated debt was 4.5 years and 4.0 years at June 30, 2019 and December 31, 2018, respectively. The weighted-average remaining term of our pro rata share of fixed-rate debt was 4.7 and 4.8 years at June 30, 2019 and December 31, 2018, respectively.
As of June 30, 2019 and December 31, 2018, our pro rata share of consolidated and unconsolidated variable-rate debt represented 23.2% and 22.8%, respectively, of our total pro rata share of debt.
See Note 8 to the condensed consolidated financial statements for additional information concerning the amount and terms of our outstanding indebtedness and compliance with applicable covenants and restrictions as of June 30, 2019, as well as activity related to consolidated property loans.
See Note 7 to the condensed consolidated financial statements for information related to activity related to unconsolidated affiliates.

Credit Ratings
The Operating Partnership's credit ratings of its unsecured long-term indebtedness were as follows as of June 30, 2019:

Rating Agency	Rating	Outlook
Fitch	BB-	Negative
Moody's	B1	Stable
S&P	BB	Negative

Unencumbered Consolidated Portfolio Statistics
(Dollars in thousands, except sales per square foot data)

	Sales Per Square Foot for the Twelve Months Ended (1) (2)		Occupancy (2)		% of Consolidated Unencumbered NOI for the Six Months Ended 6/30/19 (3)
	06/30/19	06/30/18	06/30/19	06/30/18
Unencumbered consolidated properties:
Tier 1 Malls	N/A	N/A	N/A	N/A	6.9%	(4)
Tier 2 Malls	$336	$340	83.4%	84.7%	43.7%
Tier 3 Malls	277	284	86.3%	87.5%	26.6%
Total Malls	$311	$316	84.7%	85.9%	77.2%

Total Associated Centers	N/A	N/A	96.2%	97.4%	15.2%

Total Community Centers	N/A	N/A	99.6%	98.8%	6.8%

Total Office Buildings and Other	N/A	N/A	94.9%	84.0%	0.8%

Total Unencumbered Consolidated Portfolio	$311	$316	89.5%	90.3%	100.0%

(1)	Represents same-center sales per square foot for mall tenants 10,000 square feet or less for stabilized malls.

(2)	Operating metrics are included for unencumbered operating properties and do not include sales or occupancy of unencumbered parcels.

(3)	Our consolidated unencumbered properties generated approximately 26.8% of total consolidated NOI of $259,353 (which excludes NOI related to dispositions) for the six months ended June 30, 2019.

(4)	NOI is derived from unencumbered portions of Tier One properties, including outparcels, anchors and former anchors that have been redeveloped, that are otherwise secured by a loan.
Equity
During the six months ended June 30, 2019, we paid dividends of $48.4 million to holders of CBL's common stock and preferred stock, as well as $11.7 million in distributions to the noncontrolling interest investors in the Operating Partnership and other consolidated subsidiaries. The Operating Partnership paid distributions of $22.4 million and $32.0 million on the preferred units and common units, respectively, as well as distributions of $5.7 million to the noncontrolling interests in other consolidated subsidiaries.
Future dividends payable will be determined by our Board of Directors based upon circumstances at the time of declaration. The dividend was reduced to an annualized rate of $0.30 per share beginning with the dividend payable in January 2019 from the prior annualized rate of $0.80 per share. As previously noted, under the terms of the class action settlement agreement (see Note 12 to the condensed consolidated financial statements), we will not pay any dividends to holders of our common shares payable in the third and fourth quarters of 2019. The settlement agreement does not restrict our ability to declare dividends payable in 2020 or in subsequent years.

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
Market Capitalization
Our total-market capitalization as of June 30, 2019 was computed as follows (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	200,230	$1.04	$208,239
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00	453,750
6.625% Series E Cumulative Redeemable Preferred Stock	690	250.00	172,500
Total market equity			834,489
Company’s share of total debt, excluding unamortized deferred financing costs			4,416,058
Total market capitalization			$5,250,547

(1)
Stock price for common stock and Operating Partnership units equals the closing price of CBL's common stock on June 28, 2019. The stock prices for the preferred stock represent the liquidation preference of each respective series of preferred stock.

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
The following table, which excludes expenditures for developments, redevelopments and expansions, summarizes these capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three and six month periods ended June 30, 2019 compared to the same periods in 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Tenant allowances (1)	$8,796	$13,097	$11,050	$28,221

Renovations	—	—	—	563

Deferred maintenance:
Parking lot and parking lot lighting	126	321	214	665
Roof repairs and replacements	2,612	1,799	2,674	3,424
Other capital expenditures	5,898	3,902	9,484	9,780
Total deferred maintenance	8,636	6,022	12,372	13,869

Capitalized overhead	425	1,872	1,372	3,291

Capitalized interest	619	951	1,182	1,538

Total capital expenditures	$18,476	$21,942	$25,976	$47,482

(1)	Tenant allowances primarily relate to new leases. Tenant allowances related to renewal leases were not material for the periods presented.

Annual capital expenditures budgets are prepared for each of our properties that are intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, will provide the necessary funding for these expenditures.
Developments, Expansions and Redevelopments
The following tables summarize our development, expansion and redevelopment projects as of June 30, 2019.
Properties Opened During the Six Months Ended June 30, 2019
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2019 YTD Cost	Opening Date	Initial Unleveraged Yield
Other - Outparcel Development:
Mid Rivers Mall - CubeSmart Self- storage (3) (4)	St. Peters, MO	50%	93,540	$4,122	$3,646	$973	Jan-19	9.0%

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

Redevelopments Completed During the Six Months Ended June 30, 2019
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2019 YTD Cost	Opening Date	Initial Unleveraged Yield
Mall Redevelopments:
Dakota Square Mall - HomeGoods	Minot, ND	100%	28,406	$2,478	$2,292	$1,314	Apr-19	14.4%
East Towne Mall - Portillo's	Madison, WI	100%	9,000	2,956	2,487	71	Feb-19	8.0%
Friendly Center - O2 Fitness	Greensboro, NC	50%	27,048	2,285	1,694	287	Apr-19	10.3%
Hanes Mall - Dave & Buster's	Winston-Salem, NC	100%	44,922	5,932	2,289	144	May-19	11.0%
Northgate Mall - Sears Auto Center Redevelopment (Aubrey's/Panda Express)	Chattanooga, TN	100%	10,000	1,797	528	15	Feb-19	7.6%
Parkdale Mall - Macy's Redevelopment (Dick's Sporting Goods/Five Below/HomeGoods) (3)	Beaumont, TX	100%	86,136	20,899	17,618	11,139	May-19	6.4%
Volusia Mall - Sears Auto Center Redevelopment (Bonefish Grill/Metro Diner)	Daytona Beach, FL	100%	23,341	9,795	5,505	91	Apr-19	8.0%
Total Redevelopments Completed			228,853	$46,142	$32,413	$13,061

(1) Total Cost is presented net of reimbursements to be received.
(2) Cost to Date does not reflect reimbursements until they are received.
(3) The return reflected represents a pro forma incremental return as Total Cost excludes the cost related to the acquisition of the Macy's building in 2017.

Properties Under Redevelopment at June 30, 2019
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2019 YTD Cost	Expected Opening Date	Initial Unleveraged Yield
Mall Redevelopments:
Brookfield Square - Sears Redevelopment (Whirlyball/Marcus Theaters) (3)	Brookfield, WI	100%	126,710	$26,627	$18,299	$5,128	Q3/Q4 '19	10.7%
CherryVale Mall - Sears Redevelopment (Tilt)	Rockford, IL	100%	114,118	3,508	1,540	1,540	Q2 '20	8.3%
Dakota Square Mall - Herberger's Redevelopment (Ross/Retail Shops/T-Mobile)	Minot, ND	100%	30,096	6,410	2,192	2,049	Q1 '20	7.2%
Hamilton Place - Sears Redevelopment (Aloft/Cheesecake Factory/Dick's Sporting Goods/Dave & Buster's/Office) (3)	Chattanooga, TN	90%	193,083	32,585	14,652	5,437	Q2/Q3 '20	7.6%
Laurel Park Place - Carson's Redevelopment (Dunham's Sports)	Livonia, MI	100%	45,000	3,886	546	525	Q4 '19	5.9%
Mall del Norte - Forever 21 Redevelopment (Main Event)	Laredo, TX	100%	81,242	10,514	2,910	2,865	Q3 '19/Q2 '20	9.3%
Total Properties Under Redevelopment			590,249	$83,530	$40,139	$17,544

(1) Total Cost is presented net of reimbursements to be received.
(2) Cost to Date does not reflect reimbursements until they are received.
(3) The return reflected represents a pro forma incremental return as Total Cost excludes the cost related to the acquisition of the Sears (Brookfield Square and Hamilton Place) buildings in 2017.

Shadow Pipeline of Properties Under Development at June 30, 2019
(Dollars in thousands)

Property	Location	CBL Ownership Interest	Total Project Square Feet	CBL's Share of Estimated Total Cost (1)	Expected Opening Date	Initial Unleveraged Yield
Other - Outparcel Development:
Parkdale Mall - Self-storage (2)	Beaumont, TX	50%	68,000 - 70,000	$4,000 - $5,000	Q1 '20	10.0% - 11.0%

(1) Total Cost is presented net of reimbursements to be received.
(2) Yield is based on expected unleveraged return once project stabilizes.
Construction is in progress and is expected to be completed in the fall of 2019 on the first phase of redevelopment of the former Sears building at Brookfield Square, which includes new dining and entertainment options such as the Marcus Theater's Movie Tavern dine-in movie experience, Whirlyball entertainment center and Outback Steakhouse. Uncle Julio’s has already opened on a pad in the former Sears parking lot and construction has commenced on the new city-owned hotel and convention center, which will connect to our center through a new landscaped walkway. We are also adding a boutique fitness studio and medical office as part of the redevelopment. Construction is progressing on the Sears redevelopment at Hamilton Place. The project includes Dave & Busters, Aloft Hotel, Dick’s Sporting Goods, additional restaurants and office space - all joining Cheesecake Factory, which opened last December
Except for the projects presented above, we do not have any other material capital commitments as of June 30, 2019.

Off-Balance Sheet Arrangements
Unconsolidated Affiliates
We have ownership interests in 22 unconsolidated affiliates as of June 30, 2019 that are described in Note 7 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as investments in unconsolidated affiliates.
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
See Note 12 to the condensed consolidated statements for information related to our guarantees of unconsolidated affiliates' debt as of June 30, 2019 and December 31, 2018.
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
Our Annual Report on Form 10-K for the year ended December 31, 2018 contains a discussion of our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these policies and estimates during the six months ended June 30, 2019. Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2018.
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
FFO of the Operating Partnership decreased 25.6% to $68.5 million for the three months ended June 30, 2019 as compared to $92.1 million for the prior-year period, and decreased 35.7% to $112.6 million for the six months ended June 30, 2019 as compared to $175.0 million for the prior-year period. Excluding the adjustments noted below, FFO of the Operating Partnership, as adjusted, decreased 26.1% for the three months ended June 30, 2019 to $68.5 million compared to $92.8 million for the same period in 2018, and decreased 26.9% for the six months ended June 30, 2019 to $129.1 million compared to $176.6 million for the same period in 2018. The decrease in FFO, as adjusted, was primarily driven by lower property-level NOI, dilution from asset sales and higher general and administrative expenses resulting from legal and third party fees related to the new secured term loan and legal fees related to litigation.
The reconciliation of net loss attributable to common shareholders to FFO allocable to Operating Partnership common unitholders is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss attributable to common shareholders	$(35,400)	$(35,020)	$(85,599)	$(45,340)
Noncontrolling interest in loss of Operating Partnership	(5,454)	(5,685)	(13,212)	(7,350)
Depreciation and amortization expense of:
Consolidated properties	64,478	73,566	134,270	145,316
Unconsolidated affiliates	11,462	10,338	22,128	20,739
Non-real estate assets	(902)	(917)	(1,799)	(1,838)
Noncontrolling interests' share of depreciation and amortization in other consolidated subsidiaries	(2,648)	(2,122)	(4,805)	(4,288)
Loss on impairment	41,608	51,983	66,433	70,044
Gain on depreciable property, net of taxes	(4,599)	—	(4,841)	(2,236)
FFO allocable to Operating Partnership common unitholders	68,545	92,143	112,575	175,047
Litigation settlement, net of taxes (1)	—	—	87,667	—
Gain on investments, net of taxes (2)	—	(287)	—	(287)
Non-cash default interest expense (3)	—	916	542	1,832
Gain on extinguishment of debt (4)	—	—	(71,722)	—
FFO allocable to Operating Partnership common unitholders, as adjusted	$68,545	$92,772	$129,062	$176,592

FFO per diluted share	$0.34	$0.46	$0.56	$0.88

FFO, as adjusted, per diluted share	$0.34	$0.46	$0.64	$0.88

Weighted-average common and potential dilutive common shares outstanding with Operating Partnership units fully converted	200,231	199,767	200,122	199,731

(1) The six months ended June 30, 2019 is comprised of the accrued maximum expense related to the proposed settlement of a class action lawsuit.
(2) The three months and six months ended June 30, 2018 includes a gain on investment related to the land contributed by the Company to the Self Storage at Mid Rivers 50/50 joint venture.
(3) The six months ended June 30, 2019 includes default interest expense related to Acadiana Mall and Cary Towne Center. The three months and six months ended June 30, 2018 includes default interest expense related to Acadiana Mall.

(4) The six months ended June 30, 2019 includes a gain on extinguishment of debt related to the non-recourse loan secured by Acadiana Mall, which was conveyed to the lender in the first quarter of 2019, and a gain on extinguishment of debt related to the non-recourse loan secured by Cary Towne Center, which was sold in the first quarter of 2019.

The reconciliation of diluted EPS to FFO per diluted share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Diluted EPS attributable to common shareholders	$(0.20)	$(0.20)	$(0.49)	$(0.26)
Eliminate amounts per share excluded from FFO:
Depreciation and amortization expense, including amounts from consolidated properties, unconsolidated affiliates, non-real estate assets and excluding amounts allocated to noncontrolling interests	0.36	0.40	0.75	0.80
Loss on impairment	0.20	0.26	0.32	0.35
Gain on depreciable property, net of taxes	(0.02)	—	(0.02)	(0.01)
FFO per diluted share	$0.34	$0.46	$0.56	$0.88

The reconciliations of FFO allocable to Operating Partnership common unitholders to FFO allocable to common shareholders, including and excluding the adjustments noted above, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
FFO allocable to Operating Partnership common unitholders	$68,545	$92,143	$112,575	$175,047
Percentage allocable to common shareholders (1)	86.64%	86.43%	86.63%	86.27%
FFO allocable to common shareholders	$59,387	$79,639	$97,524	$151,013

FFO allocable to Operating Partnership common unitholders, as adjusted	$68,545	$92,772	$129,062	$176,592
Percentage allocable to common shareholders (1)	86.64%	86.43%	86.63%	86.27%
FFO allocable to common shareholders, as adjusted	$59,387	$80,183	$111,806	$152,346

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
Interest Rate Risk
Based on our proportionate share of consolidated and unconsolidated variable-rate debt at June 30, 2019, a 0.5% increase or decrease in interest rates on variable-rate debt would decrease or increase annual cash flows by approximately $5.1 million and increase or decrease annual interest expense, after the effect of capitalized interest, by approximately $5.0 million.
Based on our proportionate share of total consolidated and unconsolidated debt at June 30, 2019, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $51.1 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $52.8 million.
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

PART II - OTHER INFORMATION

ITEM 1:    Legal Proceedings
In April 2019, we entered into a settlement agreement and release with respect to the class action lawsuit filed on March 16, 2016 in the United States District Court for the Middle District of Florida by Wave Lengths Hair Salons of Florida, Inc. d/b/a Salon Adrian. The settlement agreement states that we are to set aside a common fund with a monetary and non-monetary value of $90.0 million to be disbursed to class members in accordance with an agreed-upon formula that is based upon aggregate damages of $60.0 million. Class members will be comprised of past and current tenants at certain of our shopping centers that we own or formerly owned during the class period, which will extend from January 1, 2011 through the date of court preliminary approval. Class members who are past tenants and make a claim will receive payment of their claims in cash. Class members who are current tenants will receive monthly credits against rents and future charges, beginning no earlier than January 1, 2020 and continuing for the following five years. Any amounts under the settlement allocated to tenants with outstanding amounts payable to us, including tenants which have declared bankruptcy or declare bankruptcy over the relevant period, will first be deducted from the amounts owed to us. All attorney’s fees and associated costs to be paid to class counsel (up to a maximum of $28.0 million), any incentive award to the class representative (up to a maximum of $50,000), and class administration costs (which are expected to not exceed $100,000), will be funded by the common fund, but must be approved by the court. Under the terms of the settlement agreement, we will not pay any dividends to holders of our common shares payable in the third and fourth quarters of 2019. The settlement agreement does not restrict our ability to declare dividends payable in 2020 or in subsequent years. We recorded an accrued liability and corresponding litigation settlement expense of $88,150 in the three months ended March 31, 2019 related to the settlement agreement.
We are currently involved in certain other litigation that arises in the ordinary course of business, most of which is expected to be covered by liability insurance. Based on current expectations, such matters, both individually and in the aggregate, are not expected to have a material adverse effect on our liquidity, results of operations, business or financial condition.
Securities Litigation
The Company and certain of its officers and directors have been named as defendants in three putative securities class action lawsuits (collectively, the “Securities Class Action Litigation”), each filed in the United States District Court for the Eastern District of Tennessee, on behalf of all persons who purchased or otherwise acquired the Company’s securities during a specified period of time.  The first such lawsuit, captioned Paskowitz v. CBL & Associates Properties, Inc., et al., 1:19-cv-00149-JRG-CHS, was filed on May 17, 2019, and asserts claims on behalf of persons or entities that purchased CBL securities between November 8, 2017 and March 26, 2019, inclusive.  The second such lawsuit, captioned Williams v. CBL & Associates Properties, Inc., et al., 1:19-cv-00181, was filed on June 21, 2019, and asserts claims on behalf of persons or entities that purchased CBL securities between April 29, 2016 and March 26, 2019, inclusive.  The third such lawsuit, captioned Merelles v. CBL & Associates Properties, Inc., et al., 1:19-CV-00193,

was filed on July 2, 2019, and asserts claims on behalf of persons or entities that purchased CBL securities between July 29, 2014 and March 26, 2019.  The Court consolidated these cases on July 17, 2019, under the caption In re CBL & Associates Properties, Inc. Securities Litigation, 1:19-cv-00149-JRG-CHS. After plaintiff Laurence Paskowitz voluntarily dismissed his case on July 25, 2019, the Court re-consolidated the two remaining cases under the caption In re CBL & Associates Properties, Inc. Securities Litigation, 1:19-cv-00181-JRG-CHS, on August 2, 2019.
The complaints filed in the Securities Class Action Litigation allege violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s contingent liabilities, business, operations, and prospects during the periods of time specified above.  The plaintiffs seek compensatory damages and attorneys’ fees and costs, among other relief, but have not specified the amount of damages sought.  The outcome of these legal proceedings cannot be predicted with certainty.
Certain of the Company’s current and former directors and officers have been named as defendants in three shareholder derivative lawsuits (collectively, the “Derivative Litigation”).  On June 4, 2019, a shareholder filed a putative derivative complaint captioned Robert Garfield v. Stephen D. Lebovitz et al., 1:19-cv-01038-LPS, in the United States District Court for the District of Delaware (the “Garfield Derivative Action”), purportedly on behalf of the Company against certain of its officers and directors.  On June 24, 2019, another shareholder filed a putative derivative complaint captioned Robert Cohen v. Stephen D. Lebovitz et al., 1:19-cv-01185-LPS, also in the United States District Court for the District of Delaware (the “Cohen Derivative Action”), asserting substantially similar claims purportedly on behalf of the Company against similar defendants.  The Court consolidated the Garfield Derivative Action and the Cohen Derivative Action on July 17, 2019, under the caption In re CBL & Associates Properties, Inc. Derivative Litigation, 1:19-cv-01038-LPS, and on July 19, 2019, the parties jointly moved to stay the case pending resolution of an eventual motion to dismiss in the Securities Class Action Litigation.  On July 22, 2019, another shareholder filed a putative derivative complaint captioned Shebitz v. Lebovitz et al., 1:19-cv-00213, in the United States District Court for the Eastern District of Tennessee, asserting substantially similar claims purportedly on behalf of the Company against similar defendants. On July 17, 2019, the Court consolidated the Garfield Derivative Action and the Cohen Derivative Action under the caption In re CBL & Associates Properties, Inc. Derivative Litigation, 1:19-cv-01038-LPS.  On July 25, 2019, the Court stayed these two actions pending resolution of an eventual motion to dismiss in the related Securities Class Action Litigation.
The complaints filed in the Derivative Litigation allege, among other things, breaches of fiduciary duties, unjust enrichment, waste of corporate assets, and violations of the federal securities laws.  The factual allegations upon which these claims are based are similar to the factual allegations made in the Securities Class Action Litigation, described above.  The complaints filed in the Derivative Litigation seek, among other things, unspecified damages and restitution for the Company from the individual defendants, the payment of costs and attorneys’ fees, and that the Company be directed to reform certain governance and internal procedures.  The outcome of these legal proceedings cannot be predicted with certainty.
The Company's insurance carriers have been placed on notice of these matters.
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

99.1	Combined Financial Statements of The Combined Guarantor Subsidiaries of CBL & Associates Limited Partnership
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (Filed herewith.)
101.SCH	Inline XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*). (Filed herewith.)
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

Date: August 9, 2019