Form 10-Q/A
period 2019-09-30
CBL & ASSOCIATES PROPERTIES INC; CBL & ASSOCIATES LIMITED PARTNERSHIP
filed 2019-12-20
CIK 910612, 915140

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Form 10-Q/A, Amendment No. 1 to the Quarterly Report on Form 10‑Q for the quarter ended September 30, 2019 (the “Third Quarter 10‑Q”) of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership is being filed solely to add Exhibit 10.13 to Part II, Item 6 of the report and to add related disclosure to Part II, Item 5 of the report.  No other changes have been made to the Third Quarter 10‑Q.  This Amendment No. 1 speaks as of the original filing date of the Third Quarter 10‑Q, does not reflect events that may have occurred subsequent to the original filing date, and, apart from the disclosure added as Part II, Item 5 of this report, does not modify or update in any way the disclosures made in the original Third Quarter 10‑Q.  Unless stated otherwise or the context otherwise requires, references to the “Company” mean CBL & Associates Properties, Inc. and its subsidiaries.  References to the “Operating Partnership” mean CBL & Associates Limited Partnership and its subsidiaries.  The terms “we,” “us” and “our” refer to the Company or the Company and the Operating Partnership collectively, as the context requires.

ITEM 5:    Other Information

On August 22, 2019, the United States District Court for the Middle District of Florida (the “Court”) granted final approval of a Settlement Agreement and Release (the “Settlement Agreement”) with respect to the class action lawsuit filed on March 16, 2016 in that Court by Wave Lengths Hair Salons of Florida, Inc. d/b/a Salon Adrian.  The Settlement Agreement as finally approved, a copy of which is filed as an exhibit to this Form 10-Q/A, documents the settlement of this litigation on the terms previously disclosed in our Current Report on Form 8-K filed with the SEC on April 23, 2019.  For additional information concerning the current status of this settlement and costs incurred by the Company through the original filing date of the Third Quarter 10-Q, please refer to the disclosure contained in Part II, Item 1 of the Third Quarter 10-Q.

ITEM 6:    Exhibits

INDEX TO EXHIBITS

Exhibit	Description

10.13

Settlement Agreement and Release, by and between the Company, the Operating Partnership, the Management Company, JG Gulf Coast Town Center LLC and Wave Lengths Hair Salons of Florida, Inc. d/b/a Salon Adrian, as approved by the U.S. District Court for the Middle District of Florida on August 22, 2019.  (Filed herewith.)

31.1

Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Properties, Inc. (Filed herewith)

31.2

Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Properties, Inc. (Filed herewith)

31.3

Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Limited Partnership (Filed herewith)

31.4

Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Limited Partnership (Filed herewith)

32.1

Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Properties, Inc.*

32.2

Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Properties, Inc.*

32.3

Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Limited Partnership*

32.4

Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Limited Partnership*

99.1	Combined Financial Statements of The Combined Guarantor Subsidiaries of CBL & Associates Limited Partnership*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*). (Filed herewith.)

*	Previously filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 12, 2019. (SEC File Nos. 1-12494 and 333-182515-01)

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

Date: December 20, 2019