Form 10-K
period 2019-12-31
CBL & ASSOCIATES PROPERTIES INC; CBL & ASSOCIATES LIMITED PARTNERSHIP
filed 2020-03-09
CIK 910612, 915140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _ TO _

COMMISSION FILE NO. 1-12494 (CBL & ASSOCIATES PROPERTIES, INC.)

COMMISSION FILE NO. 333-182515-01 (CBL & ASSOCIATES LIMITED PARTNERSHIP)

CBL & ASSOCIATES PROPERTIES, INC.

CBL & ASSOCIATES LIMITED PARTNERSHIP

(Exact Name of Registrant as Specified in Its Charter)

Delaware (CBL & Associates Properties, Inc.) Delaware (CBL & Associates Limited Partnership) (State or Other Jurisdiction of Incorporation or Organization)	62-1545718 62-1542285 (I.R.S. Employer Identification No.)

2030 Hamilton Place Blvd., Suite 500 Chattanooga, TN	37421
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:    423.855.0001

Securities registered pursuant to Section 12(b) of the Act:

CBL & Associates Properties, Inc.:

Securities registered under Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	CBL	New York Stock Exchange
7.375% Series D Cumulative Redeemable Preferred Stock, $0.01 par value	CBLprD	New York Stock Exchange
6.625% Series E Cumulative Redeemable Preferred Stock, $0.01 par value	CBLprE	New York Stock Exchange

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

CBL & Associates Properties, Inc.
Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☒
Emerging growth company	☐

CBL & Associates Limited Partnership
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☐
Emerging growth company	☐

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

The aggregate market value of the 169,176,047 shares of CBL & Associates Properties, Inc.'s common stock held by non-affiliates of the registrant as of June 30, 2019 was $ 175,943,089, based on the closing price of $1.04 per share on the New York Stock Exchange on June 28, 2019. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)

As of February 28, 2020, 175,633,044 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CBL & Associates Properties, Inc.’s Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference in Part III .

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2019 of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the "Company" mean CBL & Associates Properties, Inc. and its subsidiaries. References to the "Operating Partnership" mean CBL & Associates Limited Partnership and its subsidiaries. The terms "we," "us" and "our" refer to the Company or the Company and the Operating Partnership collectively, as the context requires.

The Company is a real estate investment trust ("REIT") whose stock is traded on the New York Stock Exchange. The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At December 31, 2019, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 86.0% limited partner interest for a combined interest held by the Company of 87.0%.

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
•

certain accompanying notes to consolidated financial statements, including Note 2 - Summary of Significant Accounting Policies, Note 8 - Mortgage and Other Indebtedness, Net, Note 9 - Shareholders' Equity and Partners' Capital and Note 10 - Redeemable Interests and Noncontrolling Interests;

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

We conduct substantially all of our business through CBL & Associates Limited Partnership (the "Operating Partnership"), which is a variable interest entity ("VIE"). We are the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. CBL Holdings I, Inc. is the sole general partner of the Operating Partnership. At December 31, 2019, CBL Holdings I, Inc. owned a 1.0% general partner interest and CBL Holdings II, Inc. owned an 86.0% limited partner interest in the Operating Partnership, for a combined interest held by us of 87.0%.

See Note 1 to the consolidated financial statements for information on our Properties as of December 31, 2019. As of December 31, 2019, we owned mortgages on four Properties, each of which is collateralized by either a first mortgage, a second mortgage or by assignment of 100% of the ownership interests in the underlying real estate and related improvements (the “Mortgages”). The Malls, All Other Properties ("Associated Centers, Community Centers, Office Buildings and Self-storage Facilities"), Properties under development ("Construction Properties") and Mortgages are collectively referred to as the “Properties” and individually as a “Property.”

We conduct our property management and development activities through CBL & Associates Management, Inc. (the “Management Company”) to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code").  The Operating Partnership owns 100% of the Management Company’s outstanding preferred stock and common stock.

The Management Company manages all but 14 of the Properties. Governor’s Square and Governor’s Square Plaza in Clarksville, TN, Kentucky Oaks Mall in Paducah, KY, Fremaux Town Center in Slidell, LA, Ambassador Town Center in Lafayette, LA, EastGate Mall - Self-Storage in Cincinnati, OH, Mid Rivers – Self-Storage in St. Peters, MO, Hamilton Place – Self-Storage in Chattanooga, TN, Parkdale – Self-Storage in Beaumont, TX, The Outlet Shoppes at El Paso in El Paso, TX, The Outlet Shoppes at Atlanta in Woodstock, GA and The Outlet Shoppes of the Bluegrass in Simpsonville, KY are all owned by unconsolidated joint ventures and are managed by a property manager that is affiliated with the third-party partner, which receives a fee for its services. The third-party partner of each of these Properties controls the cash flow distributions, although our approval is required for certain major decisions.  The Outlet Shoppes at Gettysburg in Gettysburg, PA and The Outlet Shoppes at Laredo in Laredo, TX are owned by consolidated joint ventures and managed by a property manager that is affiliated with the third-party partner, which receives a fee for its services.

Rental revenues are primarily derived from leases with retail tenants and generally include fixed minimum rents, percentage rents based on tenants’ sales volumes and reimbursements from tenants for expenditures related to real estate taxes, insurance, common area maintenance ("CAM") and other recoverable operating expenses, as well as certain capital expenditures. We also generate revenues from management, leasing and development fees, sponsorships, sales of peripheral land at the Properties and from sales of operating real estate assets when it is determined that we can realize an appropriate value for the assets. Proceeds from such sales are generally used to retire related indebtedness or reduce outstanding balances on our credit facility.

The following terms used in this Annual Report on Form 10-K will have the meanings described below:

▪	GLA – refers to gross leasable area of space in square feet, including Anchors and Mall tenants.
▪	Anchor – refers to a department store, other large retail store, non-retail space or theater greater than or equal to 50,000 square feet.

▪	Junior Anchor - retail store, non-retail space or theater comprising more than 20,000 square feet and less than 50,000 square feet.
▪	Freestanding – Property locations that are not attached to the primary complex of buildings that comprise the mall shopping center.
▪	Outparcel – land used for freestanding developments, such as retail stores, banks and restaurants, which are generally on the periphery of the Properties.
▪	2023 Notes - $450 million of senior unsecured notes issued by the Operating Partnership in November 2013 that bear interest at 5.25% and mature on December 1, 2023.
▪	2024 Notes - $300 million of senior unsecured notes issued by the Operating Partnership in October 2014 that bear interest at 4.60% and mature on October 15, 2024.
▪

2026 Notes - $625 million of senior unsecured notes issued by the Operating Partnership in December 2016 and September 2017 that bear interest at 5.95% and mature on December 15, 2026 (and, collectively with the 2023 Notes and 2024 Notes, the "Notes"). See Note 8 to the consolidated financial statements for additional information on the Notes.

Significant Markets and Tenants

Top Five Markets

Our top five markets, based on percentage of total revenues, were as follows for the year ended December 31, 2019:

Market	Percentage of Total Revenues
St. Louis, MO	6.8%
Chattanooga, TN	5.2%
Laredo, TX	4.2%
Lexington, KY	4.1%
Madison, WI	3.1%

Top 25 Tenants

Our top 25 tenants based on percentage of total revenues were as follows for the year ended December 31, 2019:

	Tenant	Number of Stores	Square Feet	Percentage of Total Revenues (1)
1	L Brands, Inc. (2)	128	763,091	4.25%
2	Signet Jewelers Limited (3)	156	227,731	2.87%
3	Foot Locker, Inc.	109	510,740	2.78%
4	AE Outfitters Retail Company	66	414,111	2.18%
5	Dick's Sporting Goods, Inc. (4)	25	1,396,850	1.68%
6	Ascena Retail Group, Inc. (5)	114	544,193	1.52%
7	H & M	45	956,736	1.50%
8	Genesco, Inc. (6)	103	198,305	1.47%
9	The Gap, Inc.	58	662,339	1.42%
10	Luxottica Group, S.P.A. (7)	101	230,634	1.31%
11	Finish Line, Inc.	43	224,603	1.21%
12	Express Fashions	39	321,142	1.19%
13	The Buckle, Inc.	43	223,308	1.12%
14	Forever 21 Retail, Inc.	19	353,805	1.01%
15	Abercrombie & Fitch, Co.	42	276,693	1.00%
16	JC Penney Company, Inc. (8)	47	5,695,980	0.95%
17	Cinemark	9	467,190	0.91%
18	Barnes & Noble Inc.	17	521,273	0.89%
19	Shoe Show, Inc.	40	501,248	0.87%
20	Hot Topic, Inc.	99	229,918	0.87%
21	The Children's Place Retail Stores, Inc.	41	181,032	0.76%
22	Claire's Stores, Inc.	79	99,647	0.73%
23	PSEB Group (9)	38	182,860	0.69%
24	Ulta	26	268,697	0.69%
25	Macy's Inc. (10)	31	4,536,623	0.66%
		1,518	19,988,749	34.53%

(1)	Includes the Company's proportionate share of revenues from unconsolidated affiliates based on the Company's ownership percentage in the respective joint venture and any other applicable terms.
(2)	L Brands, Inc. operates Bath & Body Works, PINK, Victoria's Secret and White Barn Candle.
(3)

Signet Jewelers Limited operates Belden Jewelers, Jared Jewelers, JB Robinson, Kay Jewelers, LeRoy's Jewelers, Marks & Morgan, Osterman's Jewelers, Peoples, Piercing Pagoda, Rogers Jewelers, Shaw's Jewelers, Ultra Diamonds and Zales.

(4)	Dick's Sporting Goods, Inc. operates Dick's Sporting Goods, Field & Stream and Golf Galaxy.
(5)	Ascena Retail Group, Inc. operates Ann Taylor, Catherines, Justice, Lane Bryant, LOFT and Lou & Grey. Ascena closed all Dress Barn stores as of December 31, 2019.
(6)

Genesco Inc. operates Clubhouse, Hat Shack, Hat Zone, Johnston & Murphy, Journey's, Shi by Journey's and Underground by Journeys. Genesco sold all Lids, Lids Locker Room and Lids Sports Group stores in February 2019.

(7)	Luxottica Group, S.P.A. operates Lenscrafters, Pearle Vision and Sunglass Hut.
(8)	JC Penney Company, Inc. owns 29 of these stores.
(9)	PSEB Group operates Eddie Bauer and PacSun.
(10)	Macy's, Inc. owns 20 of these stores

Operating Strategy

Our objective is to achieve stabilization in same-center net operating income ("NOI") and reduce our overall cost of debt and equity by maximizing total earnings before income taxes, depreciation and amortization for real estate ("EBITDA re ") and cash flows through a variety of methods as further discussed below.

Same-center NOI is a non-GAAP measure. For a description of same-center NOI, a reconciliation from net income (loss) to same-center NOI, and an explanation of why we believe this is a useful performance measure, see Non-GAAP Measure - Same-center Net Operating Income in “Results of Operations.”

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

Redevelopments

Redevelopments represent situations where we capitalize on opportunities to increase the productivity of previously occupied space through aesthetic upgrades, retenanting and/or changing the use of the space. We may use all or only a portion of the prior-tenant square footage. Many times, redevelopments result from acquiring or regaining possession of Anchor space (such as former Sears and Bon-Ton stores) and subdividing it into multiple spaces.

Renovations

Renovations usually include remodeling and upgrading existing facades, uniform signage, new entrances and floor coverings, updating interior décor, resurfacing parking areas and improving the lighting of interiors and parking areas. Renovations can result in attracting new retailers, increased rental rates, sales and occupancy levels and maintaining the Property's market dominance.

Shadow Redevelopment Pipeline

We are continually pursuing redevelopment opportunities and have projects in various stages of pre-development. Our shadow pipeline consists of projects for Properties on which we have completed initial analysis and design but which have not commenced construction as of December 31, 2019.

See "Liquidity and Capital Resources" section for information on the projects completed during 2019 and under construction at December 31, 2019.

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

Equity

Common Stock and Common Units

Our authorized common stock consists of 350,000,000 shares at $0.01 par value per share. We had 174,115,111 and 172,656,458 shares of common stock issued and outstanding as of December 31, 2019 and 2018, respectively. The Operating Partnership had 200,189,077 and 199,414,863 common units outstanding as of December 31, 2019 and 2018, respectively.

Preferred Stock

Our authorized preferred stock consists of 15,000,000 shares at $0.01 par value per share. See Note 9 to the consolidated financial statements for a description of our outstanding cumulative redeemable preferred stock.

Financial Information about Segments

See Note 12 to the consolidated financial statements for information about our reportable segments.

Employees

CBL does not have any employees other than its statutory officers.  Our Management Company had 493 full-time and 101 part-time employees as of December 31, 2019. None of our employees are represented by a union.

Corporate Offices

Our principal executive offices are located at CBL Center, 2030 Hamilton Place Boulevard, Suite 500, Chattanooga, Tennessee, 37421 and our telephone number is (423) 855-0001.

Available Information

There is additional information about us on our web site at cblproperties.com .. Electronic copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge by visiting the “invest” section of our web site. These reports are posted as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. The information on our web site is not, and should not be considered, a part of this Form 10-K.

ITEM 1A. RISK FACTORS

Set forth below are certain factors that may adversely affect our business, financial condition, results of operations and cash flows.  Any one or more of the following factors may cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. See “Cautionary Statement Regarding Forward-Looking Statements” contained herein on page 1 .

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

•

pandemic outbreaks, or the threat of pandemic outbreaks, which could cause customers of our tenants to avoid public places where large crowds are in attendance, such as shopping centers and related entertainment, hotel, office or restaurant properties operated by our tenants;

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

Substantially all of our consolidated assets consist of investments in real properties. Because real estate investments are relatively illiquid, our ability to quickly sell one or more Properties in our portfolio in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand for space, that are beyond our control. We cannot predict whether we will be able to sell any Property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a Property. In addition, current economic and capital market conditions might make it more difficult for us to sell Properties or might adversely affect the price we receive for Properties that we do sell, as prospective buyers might experience increased costs of debt financing or other difficulties in obtaining debt financing.

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

We own partial interests in 13 malls, 7 associated centers, 6 community centers, 2 office buildings, a hotel development, a residential development and 4 self-storage facilities. We have interests in 5 malls, 1 associated center, 2 community centers and four self-storage facilities that are all owned by unconsolidated joint ventures and are managed by a property manager that is affiliated with the third-party partner, which receives a fee for its services. The third-party partner of each of these Properties controls the cash flow distributions, although our approval is required for certain major decisions. We have interests in two malls that are owned by consolidated joint ventures and managed by a property manager that is affiliated with the third-party partner, which receives a fee for its services.

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

We may be unable to lease space in our properties on favorable terms, or at all.

Our results of operations depend on our ability to continue to lease space in our properties, including vacant space and re-leasing space in properties where leases are expiring, optimizing our tenant mix, or leasing properties on economically favorable terms. Because we have leases expiring annually, we are continually focused on leasing our properties. Similarly, we are pursuing a strategy of replacing expiring short-term leases with long-term leases. For more information on lease expirations see Mall Lease Expirations and Other Property Type Lease Expirations .

There can be no assurance that our leases will be renewed or that vacant space will be re-let at rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below market renewal options will not be offered to attract new tenants or retain existing tenants. If the rental rates decrease, if our existing tenants do not renew their leases or if we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition and results of operations could be adversely affected.

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

We believe that our Properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. As of December 31, 2019, we have recorded in our consolidated financial statements a liability of $3.0 million related to potential future asbestos abatement activities at our Properties which are not expected to have a material impact on our financial condition or results of operations. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former Properties. Therefore, we have not recorded any liability related to hazardous or toxic substances. Nevertheless, it is possible that the environmental assessments available to us do not reveal all potential environmental liabilities. It is also possible that subsequent investigations will identify material contamination, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties has not been or will not be affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties or by third parties unrelated to us, the Operating Partnership or the relevant Property's partnership.

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

We could be adversely affected by the bankruptcy, early termination, sales performance, or closing of tenants and Anchors. Certain of our lease agreements include co-tenancy and/or sales-based kick-out provisions which allow a tenant to pay a reduced rent amount and, in certain instances, terminate the lease, if we fail to maintain certain occupancy levels or retain specified named Anchors, or if the tenant does not achieve certain specified sales targets. If occupancy or tenant sales do not meet or fall below certain thresholds, rents we are entitled to receive from our retail tenants could be reduced. The bankruptcy of a tenant could result in the termination of its lease, which would lower the amount of cash generated by that Property. Replacing tenants with better performing, emerging retailers may take longer than our historical experience of re-tenanting due to their lack of infrastructure and limited experience in opening stores as well as the significant competition for such emerging brands. In addition, if a department store operating as an Anchor at one of our Properties were to cease operating, we may experience difficulty and delay and incur significant expense in replacing the Anchor, re-tenanting, or otherwise re-merchandising the use of the Anchor space. This difficulty could be exacerbated if the Anchor space is owned by a third party and we are not able to acquire the space, if the third party’s plans to lease or redevelop the space do not align with our interests or the third party does not act in a timely manner to lease or redevelop the space. In addition, the Anchor’s closing may lead to reduced customer traffic and lower mall tenant sales. As a result, we may also experience difficulty or delay in leasing spaces in areas adjacent to the vacant Anchor space. The early termination or closing of tenants or Anchors for reasons other than bankruptcy could have a similar impact on the operations of our Properties, although in the case of early terminations we may benefit in the short-term from lease termination income.

Most recently, certain traditional department stores have experienced challenges including limited opportunities for new investment/openings, declining sales, and store closures. Department stores' market share is declining, and their ability to drive traffic has substantially decreased. Despite our Malls traditionally being driven by department store Anchors, in the event of a need for replacement, it has become necessary to consider non-department store Anchors. Certain of these non-department store Anchors may demand higher allowances than a standard mall tenant due to the nature of the services/products they provide.

Clauses in leases with certain tenants in our properties frequently may include inducements, such as reduced rent and tenant allowance payments, which can reduce our rents and Funds From Operations (“FFO”) , and adversely impact our financial condition and results of operation.

The leases for a number of the tenants in our properties have co-tenancy clauses that allow those tenants to pay reduced rent until occupancy at the respective property regains certain thresholds and/or certain named co-tenants open stores at the respective property. Additionally, some tenants may have rent abatement clauses that delay rent commencement for a prolonged period of time after initial occupancy. The effect of these clauses reduces our rents and FFO while they are applicable. We expect to continue to offer co-tenancy and rent abatement clauses in the future to attract tenants to our properties. As a result, our financial condition and results of operations may be adversely impacted.

Additionally, the prevalence and volume of such leases is likely to increase at an unpredictable rate in light of the recent proliferation of bankruptcy filings and closures by retailers occupying “big box”, anchor or other traditionally large spaces which can have an adverse impact on our financial condition and results of operations.

We may not be able to raise capital through financing activities.

Many of our assets are encumbered by property-level indebtedness; therefore, we may be limited in our ability to raise additional capital through property level or other financings.  In addition, our ability to raise additional capital could be limited to refinancing existing secured mortgages before their maturity date which may result in yield maintenance or other prepayment penalties to the extent that the mortgage is not open for prepayment at par.

The market price of our common stock or other securities may fluctuate significantly.

The market price of our common stock or other securities may fluctuate significantly in response to many factors, including:

•	actual or anticipated variations in our operating results, FFO, cash flows or liquidity;
•	changes in our earnings estimates or those of analysts;
•

changes in our dividend policy (including, without limitation, our current suspension of dividends on our outstanding common and preferred stock, as well as distributions to holders of outstanding units of limited partnership in the Operating Partnership);

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

We monitor events or changes in circumstances that could indicate the carrying value of a long-lived asset may not be recoverable.  When indicators of potential impairment are present that suggest that the carrying amounts of a long-lived asset may not be recoverable, we assess the recoverability of the asset by determining whether the asset’s carrying value will be recovered through the estimated undiscounted future cash flows expected from our probability weighted use of the asset and its eventual disposition. In the event that such undiscounted future cash flows do not exceed the carrying value, we adjust the carrying value of the long-lived asset to its estimated fair value and recognize an impairment loss.  The estimated fair value is calculated based on the following information, in order of preference, depending upon availability: (Level 1) recently quoted market prices, (Level 2) market prices for comparable properties, or (Level 3) the present value of future cash flows, including estimated salvage value. Certain of our long-lived assets may be carried at more than an amount that could be realized in a current disposition transaction.  Projections of expected future operating cash flows require that we estimate future market rental income amounts subsequent to expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the Property, and the number of years the Property is held for investment, among other factors. As these assumptions are subject to economic and market uncertainties, they are difficult to predict and are subject to future events that may alter the assumptions used or management’s estimates of future possible outcomes. Therefore, the future cash flows estimated in our impairment analyses may not be achieved. Further, while the Company has not experienced any non-compliance with debt covenants as a result of the impairment analyses described above, it is possible that future reductions in the carrying value of our assets as a result of such analyses could impact our continued compliance with certain of our debt covenants that require us to maintain specified ratios of total debt to total assets, secured debt to total assets and unencumbered assets to unsecured debt. During 201 9 , we recorded a loss on impairment of real estate totaling $ 239.5 million, which primarily related to six malls and one community center . See Note 16 to the consolidated financial statements for further details.

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

We rely on IT systems and network infrastructure, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems and infrastructure are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems) and, in some cases, may be critical to the operations of certain of our tenants. Cyber-attacks targeting our infrastructure could result in a full or partial disruption of our operations, as well as those of our tenants. Certain of these resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify to varying degrees certain security and service level standards. Although we and our service providers have implemented processes, procedures and controls to help mitigate these risks, there can be no assurance that these measures, as well as our increased awareness of the risk of cyber incidents, will be effective or that attempted or actual security incidents, breaches or system disruptions that could be damaging to us or others will not occur. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

A security incident, breach or other significant disruption involving our IT networks and related systems could occur due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third party, natural disaster, hardware or software corruption or failure or error or poor product or vendor/developer selection (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions (including the failure to follow our security protocols), or lost connectivity to our networked resources. Such occurrences could disrupt the proper functioning of our networks and systems; result in disruption of business operations and loss of service to our tenants and customers; result in significantly decreased revenues; result in increased costs associated in obtaining and maintaining cybersecurity investigations and testing, as well as implementing protective measures and systems; result in increased insurance premiums and operating costs; result in misstated financial reports and/or missed reporting deadlines; result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; subject us to regulatory investigations and actions; cause harm to our competitive position and business value; and damage our reputation among our tenants and investors generally. Moreover, cyber-attacks perpetrated against our Anchors and tenants, including unauthorized access to customers’ credit card data and other confidential information, could subject us to significant litigation, liability and costs, adversely impact our reputation, or diminish consumer confidence and consumer spending and negatively impact our business.

Certain agreements with prior owners of Properties that we have acquired may inhibit our ability to enter into future sale or refinancing transactions affecting such Properties, which otherwise would be in the best interests of the Company and our stockholders.

Certain Properties that we originally acquired from third parties had unrealized gain attributable to the difference between the fair market value of such Properties and the third parties' adjusted tax basis in the Properties immediately prior to their contribution of such Properties to the Operating Partnership pursuant to our acquisition. For this reason, a taxable sale by us of any of such Properties, or a significant reduction in the debt encumbering such Properties, could result in adverse tax consequences to the third parties who contributed these Properties in exchange for interests in the Operating Partnership. Under the terms of these transactions, we have generally agreed that we either will not sell or refinance such an acquired Property for a number of years in any transaction that would trigger adverse tax consequences for the parties from whom we acquired such Property, or else we will reimburse such parties for all or a portion of the additional taxes they are required to pay as a result of the transaction. Accordingly, these agreements may cause us not to engage in future sale or refinancing transactions affecting such Properties, which otherwise would be in the best interests of the Company and our stockholders, or may increase the costs to us of engaging in such transactions.

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

The general liability and property casualty insurance policies on our Properties currently include coverage for losses resulting from acts of terrorism, as defined by TRIPRA. While we believe that the Properties are adequately insured in accordance with industry standards, the cost of general liability and property casualty insurance policies that include coverage for acts of terrorism has risen significantly subsequent to September 11, 2001. The cost of coverage for acts of terrorism is currently mitigated by the Terrorism Risk Insurance Act (“TRIA”). In January 2015, Congress reinstated TRIA under the Terrorism Risk Insurance Program Reauthorization Act of 2015 ("TRIPRA") and extended the program through December 31, 2020. Under TRIPRA, the amount of terrorism-related insurance losses triggering the federal insurance threshold will be raised from $180 million in 2019 to $200 million in 2020. Additionally, the bill increases insurers'

co-payments for losses exceeding their deductibles, in annual steps, from 19% in 2019 to 20% in 2020. Each of these changes may have the effect of increasing the cost to insure against acts of terrorism for property owners, such as the Company, notwithstanding the other provisions of TRIPRA.   In December 2019, Congress further extended TRIPRA through December 31, 2027. I f TRIPRA is not continued beyond 202 7 or is significantly modified, we may incur higher insurance costs and experience greater difficulty in obtaining insurance that covers terrorist-related damages. Our tenants may also have similar difficulties.

RISKS RELATED TO DEBT AND FINANCIAL MARKETS

A deterioration of the capital and credit markets could adversely affect our ability to access funds and the capital needed to refinance debt or obtain new debt.

We are significantly dependent upon external financing to fund the growth of our business and ensure that we meet our debt servicing requirements. Our access to financing depends on the willingness of lending institutions to grant credit to us and conditions in the capital markets in general. An economic recession may cause extreme volatility and disruption in the capital and credit markets. We rely upon our credit facility as a source of funding for numerous transactions. Our access to these funds is dependent upon the ability of each of the participants to the credit facility to meet their funding commitments. When markets are volatile, access to capital and credit markets could be disrupted over an extended period of time and many financial institutions may not have the available capital to meet their previous commitments. The failure of one or more significant participants to our credit facility to meet their funding commitments could have an adverse effect on our financial condition and results of operations. This may make it difficult to obtain the financing we may need for future growth and/or to meet our debt service obligations as they mature. Although we have successfully obtained debt for refinancings and retirement of our maturing debt, acquisitions and the construction of new developments and redevelopments in the past, we cannot make any assurances as to whether we will be able to obtain debt in the future, or that the financing options available to us will be on favorable or acceptable terms.

Our indebtedness is substantial and could impair our ability to obtain additional financing.

At December 31, 2019, our pro-rata share of consolidated and unconsolidated debt outstanding was approximately $4,231.5 million. Our total share of consolidated and unconsolidated debt maturing in 2020, 2021 and 2022 giving effect to all maturity extensions that are available at our election, was approximately $173.4 million, $500.9 million and $604.1 million, respectively. Additionally, we had $92.2 million of debt, at our share, which matured in 2019, related to two non-recourse loans that were in default. See Note 7 and Note 8 to the consolidated financial statements for more information. Our leverage could have important consequences. For example, it could:

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

An environment of rising interest rates could lead holders of our securities to seek higher yields through other investments, which could adversely affect the market price of our stock. As noted above, we currently have suspended all distributions on our outstanding common and preferred stock, as well as on outstanding Operating Partnership Units, which will magnify such adverse impacts. One of the factors that has likely influence d the price of our stock in public markets during prior periods when we were making such distributions is the annual distribution rate we pa id as compared with the yields on alternative investments. Further, n umerous other factors, such as governmental regulatory action and tax laws, could have a significant impact on the future market price of our stock. In addition, increases in market interest rates could result in increased borrowing costs for us, which could be expected to adversely affect our cash flow and the amounts available for distributions to our stockholders and the Operating Partnership’s unitholders .

As of December 31, 2019, our total share of consolidated and unconsolidated variable-rate debt was $951.7 million. Increases in interest rates will increase our cash interest payments on the variable-rate debt we have outstanding from time to time. If we do not have sufficient cash flow from operations, we might not be able to make all required payments of principal and interest on our debt, which could result in a default or have a material adverse effect on our financial condition and results of operations, and which might have further adverse effects on our cash flow and our ability to make distributions to shareholders. These significant debt payment obligations might also require us to use a significant portion of our cash flow from operations to make interest and principal payments on our debt rather than for other purposes such as working capital, capital expenditures or any resumption of distributions to holders of our equity securities.

We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined.

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

In July 2017, the Financial Conduct Authority, the authority that regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (ARRC) has proposed that the Secured Overnight Financing Rate (SOFR) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR.  ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or financing costs to borrowers. We have material contracts that are indexed to USD-LIBOR and we are monitoring this activity and evaluating the related risks.

Adverse changes in our credit ratings could negatively affect our borrowing costs and financing ability.

As of December 31, 2019, we had credit ratings of B2 from Moody's Investors Service ("Moody’s"), B from Standard & Poor's Rating Services ("S&P") and CCC+ from Fitch Ratings ("Fitch"), which are based on credit ratings for the Operating Partnership's unsecured long-term indebtedness. There can be no assurance that we will be able to maintain these ratings.

In January 2019, we replaced our unsecured credit facilities and unsecured term loans, which included certain interest rate provisions based on our credit ratings, with a new $1.185 billion secured facility with 16 banks, comprised of a $685 million secured line of credit and a $500 million secured term loan, which bear interest at a variable rate of LIBOR plus 225 basis points. The interest rate of the new facility is not dependent on our credit ratings. See Liquidity and Capital Resources section and Note 8 to the consolidated financial statements for additional information.

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

The covenants in our secured credit facilit y and in the Notes might adversely affect us.

Our secured credit facility, as well as the terms of the Notes, require us to satisfy certain affirmative and negative covenants and to meet numerous financial tests, and also contain certain default and cross-default provisions as described in more detail in Liquidity and Capital Resources .

The financial covenants under the secured credit facility and the Notes also require, among other things, that our debt to total assets, as defined in the indenture governing the Notes, be less than 60%, that our ratio of total unencumbered assets to unsecured indebtedness, as defined, be greater than 150%, and that our ratio of consolidated income available for debt service to annual debt service charges, as defined, be greater than 1.5. For the 2023 Notes and the 2024 Notes, the financial covenants require that our ratio of secured debt to total assets, as defined, be less than 45% (40% on and after January 1, 2020). The financial covenants require that our ratio of secured debt to total assets, as defined, be less than 40% for the 2026 Notes. Compliance with each of these ratios is dependent upon our financial performance.

If any future failure to comply with one or more of these covenants resulted in the loss of the secured credit facility or a default under the Notes and we were unable to obtain suitable replacement financing, such loss could have a material, adverse impact on our financial position and results of operations.

Pending litigation could distract our officers from attending to the Company’s business and could have a material adverse effect on our business, financial condition and results of operation.

The Company and certain of its officers and directors have been named as defendants in a consolidated putative securities class action lawsuit (“Securities Class Action Litigation”) and certain of its former and current directors have been named as defendants in eight shareholder derivative lawsuits (“Derivative Litigation”).

The complaint filed in the Securities Class Action Litigation alleges violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s contingent liabilities, business, operations, and prospects.  The plaintiffs seek compensatory damages and attorneys’ fees and costs, among other relief, but have not specified the amount of damages sought.  The complaints filed in the Derivative Litigation allege, among other things, breaches of fiduciary duties, unjust enrichment, waste of corporate assets, and violations of the federal securities laws.  The factual allegations upon which these claims are based are similar to the factual allegations made in the Securities Class Action Litigation described above.  The complaints filed in the Derivative Litigation seek, among other things, unspecified damages and restitution for the Company from the individual defendants, the payment of costs and attorneys’ fees, and that the Company be directed to reform certain governance and internal procedures.  See Item 3. Legal Proceedings for more information on both the Securities Class Action Litigation and Derivative Litigation.

We cannot assure you as to the outcome of these legal proceedings, including the amount of costs or other liabilities that will be incurred in connection with defending these claims or other claims that may arise in the future.  To the extent that we incur material costs in connection with defending or pursuing these claims, or become subject to liability as a result of an adverse judgment or settlement of these claims, our results of operations and liquidity position could be materially and adversely affected.  In addition, ongoing litigation may divert management’s attention and resources from the day-to-day operation of our business and cause reputational harm to us, either of which could have a material adverse effect on our business, financial condition and results of operations.

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

We may be able to incur substantial additional indebtedness in the future. Although the agreements governing our revolving credit facility, term loans and certain other indebtedness do, and the indenture governing the Notes does, limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. To the extent that we incur substantial additional indebtedness in the future, the risks associated with our substantial leverage described above, including our inability to meet our debt service obligations, would be exacerbated.

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

In addition, our secured credit facility, secured term loan and certain other debt agreements require us to meet specified financial ratios and the indenture governing the Notes requires us to maintain at all times a specified ratio of unencumbered assets to unsecured debt. These covenants may restrict our ability to expand or fully pursue our business strategies. Our ability to comply with these and other provisions of the indenture governing the Notes, our revolving credit facility and certain other debt agreements may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events beyond our control.

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

RISKS RELATED TO DIVIDENDS AND OUR COMMON STOCK

We have suspended paying dividends on our common stock and preferred stock and we cannot assure you of our ability to pay dividends in the future or the amount of any dividends.

Our board of directors has determined to suspend paying a dividend on our common stock and preferred stock, as well as distributions to the Operating Partnership’s outstanding common units, preferred units, Series S special common units (the “S-SCUs”), Series L special common units (the “L-SCUs”) and Series K special common units (the “K-SCUs”) (collectively, the “OP Units”).  Our board of directors currently expects to continue to review and determine the dividends on our common stock, preferred stock and OP Units on a quarterly basis, but we cannot provide you with any assurances that we will resume paying dividends on our common stock, preferred stock or OP Units. Our board of directors determines the amount and timing of any distributions. In making this determination, our board of directors considered a variety of relevant factors, including, without limitations, REIT minimum distribution requirements, the amount of cash available for distribution, restrictions under Delaware law, capital expenditures and reserve requirements and general operational requirements. We cannot assure you that we will be able to make distributions in the future. Any of the foregoing could adversely affect the market price of our publicly traded securities. If dividends on our outstanding preferred stock is in arrears for six or more quarterly periods, those preferred stockholders, voting as a single class, would be entitled to elect a total of two additional directors to our board of directors, which could have an adverse impact on our governance and on the interests of our stockholders other than the holders of our preferred stock if these additional directors focus primarily on pursuing strategies to benefit holders of our preferred stock.

The dividend arrearage created by our board of directors’ decision to suspend the dividends that continue to accrue on our outstanding preferred stock (and the Operating Partnership’s distributions to its preferred units of limited partnership underlying our outstanding preferred shares) also will require that we not resume any payment of dividends on our common stock unless full cumulative dividends accrued with respect to our preferred stock (and such underlying preferred units) for all past quarters and the then-current quarter are first declared and paid in cash, or declared with a sum sufficient for the payment thereof having been set apart for such payment in cash. In addition, for so long as this distribution suspension results in the existence of a distribution shortfall (as described in the Partnership Agreement of the Operating Partnership) with respect to any of the S-SCUs, the L-SCUs or the K-SCUs (an “SCU Distribution Shortfall”), we (i) may not cause the Operating Partnership to resume distributions to holders of its outstanding common units of limited partnership until all holders of SCUs have received distributions sufficient to satisfy the SCU Distribution Shortfall for all prior quarters and the then-current quarter (which effectively also prevents the resumption of common stock dividends, since our common stock dividends are funded by distributions the Company receives on the underlying common units it holds in the Operating Partnership) and (ii) may not elect to settle any exchange requested by a holder of common units of the Operating Partnership in cash, and may only settle any such exchange through the issuance of shares of common stock or other Units of the Operating Partnership ranking junior to any such units as to which a distribution shortfall exists. Our board of directors has prospectively approved that, to the extent any partners exercise any or all of their exchange rights while the existence of the SCU Distribution Shortfall requires an exchange to be settled through the issuance of shares of common stock or other units of the Operating Partnership, the consideration paid shall be in the form of shares of common stock.

We may change the dividend policy for our common stock in the future.

Even if our board of directors should, in the future, determine based on the factors described in the preceding Risk Factor and in the paragraph below, that we are able to resume paying distributions on the outstanding equity securities of the Company and the Operating Partnership, depending upon our liquidity needs, we will still reserve the right to pay any or all of a dividend in a combination of cash and shares of common stock, to the extent permitted by any applicable revenue procedures of the Internal Revenue Service ("IRS"). In the event that we should pay a portion of any future dividends in shares of our common stock pursuant to such procedures, taxable U.S. stockholders would be required to pay tax on the entire amount of the dividend, including the portion paid in shares of common stock, in which case such stockholders may have to use cash from other sources to pay such tax. If a U.S. stockholder sells any common stock it receives as a dividend in order to pay its taxes, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold federal tax with respect to any future dividends, including any dividends that are paid in common stock. In addition, if a significant number of our stockholders sell shares of our common stock in order to pay taxes owed on any future dividends, such sales would put downward pressure on the market price of our common stock.

The decision to declare and pay dividends on our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our Board of Directors and will depend on our earnings, taxable income, FFO, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our indebtedness, secured credit facility and preferred stock, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, Delaware law and such other factors as our Board of Directors deems relevant. Any dividends payable will be determined by our Board of Directors based upon the circumstances at the time of declaration. Any change in our dividend policy could have a material adverse effect on the market price of our common stock.

The recent declines in our common stock price, and the potential for our common stock to be delisted from the NYSE, could have materially adverse effects on our business.

The price of our common stock has declined significantly in recent periods. This reduction in stock price could have materially adverse effects on our business, including reducing our ability to use our common stock as compensation or to otherwise provide incentives to employees and by reducing our ability to generate capital through stock sales or otherwise use our stock as currency with third parties.

The average closing price of our common stock has been less than $1.00 over a consecutive 30 trading-day period, and as a result, our stock could be delisted from the NYSE. The threat of delisting and/or a delisting of our common stock could have adverse effects by, among other things:

•	reducing the liquidity and market price of our common stock;
•	reducing the number of investors willing to hold or acquire our common stock, thereby further restricting our ability to obtain equity financing;
•	causing an event of default or noncompliance under certain of our debt facilities and other agreements; and
•	reducing our ability to retain, attract and motivate our directors, officers and employees.

Since we conduct substantially all of our operations through our Operating Partnership, our ability to pay dividends on our common and preferred stock depends on the distributions we receive from our Operating Partnership.

Because we conduct substantially all of our operations through our Operating Partnership, our ability to service our debt obligations, as well as our ability to pay any future dividends on our common and preferred stock will depend almost entirely upon the earnings and cash flows of the Operating Partnership and the ability of the Operating Partnership to make distributions to us on our ownership interests in our Operating Partnership. Under the Delaware Revised Uniform Limited Partnership Act, the Operating Partnership is prohibited from making any distribution to us to the extent that at the time of the distribution, after giving effect to the distribution, all liabilities of the Operating Partnership (other than some non-recourse liabilities and some liabilities to the partners) exceed the fair value of the assets of the Operating Partnership. Further, as described above, the currently existing dividend arrearage with respect to our outstanding shares of preferred stock (and the underlying preferred units of the Operating Partnership), as well as the Operating Partnership’s existing SCU Distribution Shortfall, effectively preclude the Operating Partnership from resuming any distributions to holders of its common units (including distributions with respect to common units held by the Company, which fund our common stock dividend) until such preferred dividend arrearage and SCU Distribution Shortfall have been satisfied through the cash payment of all accumulated amounts due to the holders of such securities.

Additionally, the terms of our secured credit facility provide generally that distributions the Operating Partnership makes to us and the other partners in the Operating Partnership (i) may not exceed the greater of the amount necessary to maintain our status as a REIT or 95% of FFO, so long as there is no event of default (as defined), (ii) in the event of a default, may be restricted to the minimum amount necessary to maintain our status as a REIT and (iii) in the event of default for nonpayment of amounts due under the facility, the Operating Partnership may be prohibited from making any distributions. This in turn may limit our ability to make some types of payments, including payment of dividends to our stockholders. Any inability to make cash distributions from the Operating Partnership could jeopardize our ability to pay any future dividends to our stockholders for one or more dividend periods which, in turn, could jeopardize our ability to maintain qualification as a REIT.

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

Our Properties are located principally in the southeastern and midwestern United States. Our Properties located in the southeastern United States accounted for approximately 49.5% of our total revenues from all Properties for the year ended December 31, 2019 and currently include 27 malls, 12 associated centers, 6 community centers and 3 office buildings. Our Properties located in the midwestern United States accounted for approximately 25.5% of our total revenues from all Properties for the year ended December 31, 2019 and currently include 17 malls, 2 associated centers and 2 self-storage facilities. Further, the Properties located in our five largest metropolitan area markets - St. Louis, MO; Chattanooga, TN; Laredo, TX; Lexington, KY; and Madison, WI - accounted for approximately 6.8%, 5.2%, 4.2%, 4.1% and 3.1%, respectively, of our total revenues for the year ended December 31, 2019. No other market accounted for more than 3.0% of our total revenues for the year ended December 31, 2019.

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

We intend to continue to operate so as to qualify as a REIT under the Internal Revenue Code. Although we believe that we are organized and operate in such a manner, no assurance can be given that we currently qualify and, in the future, will continue to qualify as a REIT. Such qualification involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify. In addition, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification or its corresponding federal income tax consequences. Any such change could have a retroactive effect.

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

Our Board of Directors may, subject to certain conditions, waive the applicable ownership limit upon receipt of a ruling from the IRS or an opinion of counsel to the effect that such ownership will not jeopardize our status as a REIT. Historically, our Board of Directors has granted such waivers to certain institutional investors based upon the receipt of such opinions from the Company’s tax counsel. In connection with the previously disclosed Standstill Agreement entered into effective November 1, 2019 between the Company, Exeter Capital Investors, L.P., Exeter Capital GP LLC, WEM Exeter LLC, and Michael L. Ashner (collectively, the “Exeter Group”), pursuant to which Michael L. Ashner and Carolyn B. Tiffany also were appointed to the Company’s Board of Directors, the Board (following receipt of an appropriate opinion of tax counsel) approved the granting to the Exeter Group of a similar waiver (the “Exeter Ownership Limitation Waiver”) to enable the Exeter Group to beneficially own up to 9.8% of the Company’s outstanding common stock, subject to the terms of the Exeter Ownership Limitation Waiver. Exeter Capital Investors, L.P. is a single purpose entity controlled by Michael Ashner to acquire common shares in CBL. Absent any such waiver, however, any issuance or transfer of our capital stock to any person in excess of the applicable ownership limit or any issuance or transfer of shares of such stock which would cause us to be beneficially owned by fewer than 100 persons, will be null and void and the intended transferee will acquire no rights to the stock. Instead, such issuance or transfer with respect to that number of shares that would be owned by the transferee in excess of the ownership limit provision would be deemed void ab initio and those shares would automatically be transferred to a trust for the exclusive benefit of a charitable beneficiary to be designated by us, with a trustee designated by us, but who would not be affiliated with us or with the prohibited owner. Any acquisition of our capital stock and continued holding or ownership of our capital stock constitutes, under our certificate of incorporation, a continuous representation of compliance with the applicable ownership limit.

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

Holders of common units and special common units in the Operating Partnership may have income tax liability attributable to their ownership of such units in excess of cash distributions .

It is possible that income taxes payable on taxable income allocated to a holder of common units or special common units in the Operating Partnership will exceed the cash distributions attributable thereto. This may occur because funds received by the Operating Partnership may be taxable income to the Operating Partnership (and thus allocated to holders of Operating Partnership units), while the Operating Partnership may use such funds for nondeductible operating or capital expenses of the Operating Partnership. This also could occur as a result of the voluntary or involuntary sale or other disposition (including a foreclosure sale) of one or more Properties owned by the Operating Partnership or subsidiaries of the Operating Partnership, or the retirement of any of the Operating Partnership’s or its subsidiaries’ debt at a discount. Thus, there may be years in which the tax liability attributable to the allocation of taxable income to holders of the Operating Partnership’s common units or special common units exceeds the cash distributions from the Operating Partnership attributable to such units. This is particularly true at the present time, as the Operating Partnership currently has suspended all distributions on its common units and special common units until further notice. In such a case, holders of such units would be required to fund (from other sources of funds) any resulting income tax liability on such taxable income allocations in excess of distributions from the Operating Partnership to the holders of such units. Allocations of income or loss to holders of the Operating Partnership’s common units or special common units continue while such holder owns such Operating Partnership units. If a holder of units exercises its right to exchange its Operating Partnership common units or special common units to Company stock (or the cash equivalent thereof, at the Company’s election), gain or loss may be triggered to such exercising holder on such exchange transaction, but such holder will not be allocated taxable income or loss attributable to such units with respect to any time period after the closing of such exchange except as otherwise required under the applicable tax rules.

Partnership tax audit rules could have a material adverse effect on us.

The Bipartisan Budget Act of 2015 changed the rules applicable to U.S. federal income tax audits of partnerships. Under the rules, among other changes and subject to certain exceptions, any audit adjustment to items of income, gain, loss, deduction, or credit of a partnership (and any partner's distributive share thereof) is determined, and taxes, interest, or penalties attributable thereto could be assessed and collected, at the partnership level. Absent available elections, it is possible that a partnership in which we directly or indirectly invest, could be required to pay additional taxes, interest and penalties as a result of an audit adjustment, and we, as a direct or indirect partner of these partnerships, could be required to bear the economic burden of those taxes, interest, and penalties even though we may not otherwise have been required to pay additional taxes had we owned the assets of the partnership directly. The partnership tax audit rules apply to the Operating Partnership and its subsidiaries that are classified as partnerships for U.S. federal income tax purposes. The changes created by these rules are sweeping and, accordingly, there can be no assurance that these rules will not have a material adverse effect on us.

Recent legislation substantially modified the taxation of REITs and their shareholders, and the effects of such legislation and related regulatory action are uncertain.

As a result of all of the changes to U.S. federal tax laws implemented by the December 2017 Tax Cuts and Jobs Act (the “TCJA”), our taxable income and the amount of distributions to our stockholders required under the law to maintain our REIT status, and our relative tax advantage as a REIT, may significantly change. The long-term impact of the TCJA on the overall economy, government revenues, our tenants, CBL, and the rest of the real estate industry cannot be reliably predicted at this early stage of the new law’s implementation. The TCJA is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury Department and IRS, any of which could lessen or increase the impact of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. Furthermore, the TCJA may negatively impact certain of our tenants’ operating results, financial condition and future business plans. There can be no assurance that the TCJA will not negatively impact our operating results, financial condition and future business operations.

Future changes to tax laws may adversely affect us either directly through changes to the taxation of the Company, our subsidiaries or our stockholders or indirectly through changes which adversely affect our tenants. These changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets.  Not all states automatically conform to changes in the Internal Revenue Code. Some states use the legislative process to decide whether it is in their best interest to conform or not to various provisions of the Internal Revenue Code. This could increase the complexity of our efforts, increase compliance costs, and may subject us to additional taxes and audit risk.

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

There are certain provisions of Delaware law, our amended and restated certificate of incorporation, our Third Amended and Restated Bylaws (the "Bylaws"), and other agreements to which we are a party that may have the effect of delaying, deferring or preventing a third party from making an acquisition proposal for us. These provisions may also inhibit a change in control that some, or a majority, of our stockholders might believe to be in their best interest or that could give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares. These provisions and agreements are summarized as follows:

•

The Ownership Limit – As described above, to maintain our status as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) during the last half of a taxable year. Our amended and restated certificate of incorporation generally prohibits ownership of more than 6% of the outstanding shares of our capital stock by any single stockholder determined by value (other than Charles Lebovitz, David Jacobs, Richard Jacobs and their affiliates under the Internal Revenue Code's attribution rules), subject to the ability of the Board of Directors to grant waivers in appropriate circumstances, such as the Exeter Ownership Limitation Waiver. In addition to preserving our status as a REIT, the ownership limit may have the effect of precluding an acquisition of control of us without the approval of our Board of Directors.

•

Supermajority Vote Required for Removal of Directors - Our governing documents provide that stockholders can remove directors with or without cause, but only by a vote of 75% of the outstanding voting stock. This provision makes it more difficult to change the composition of our Board of Directors and may have the effect of encouraging persons considering unsolicited tender offers or other unilateral takeover proposals to negotiate with our Board of Directors rather than pursue non-negotiated takeover attempts.

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

•

Vote Required to Amend Bylaws – A vote of 66 2 / [3] % of our outstanding voting stock (in addition to any separate approval that may be required by the holders of any particular class of stock) is necessary for stockholders to amend our Bylaws.

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

•

Interests in Other Entities; Policies of the Board of Directors – Certain Property tenants are affiliated with members of our senior management. Our Bylaws provide that any contract or transaction between us or the Operating Partnership and one or more of our directors or officers, or between us or the Operating Partnership and any other entity in which one or more of our directors or officers are directors or officers or have a financial interest, must be approved by our disinterested directors or stockholders after the material facts of the relationship or interest of the contract or transaction are disclosed or are known to them. Our code of business conduct and ethics also contains provisions governing the approval of certain transactions involving the Company and employees (or immediate family members of employees, as defined therein) that are not subject to the provision of the Bylaws described above. Such transactions are also subject to the Company's related party transactions policy in the manner and to the extent detailed in the proxy statement filed with the SEC for the Company's 2019 annual meeting. Nevertheless, these affiliations could create conflicts between the interests of these members of senior management and the interests of the Company, our shareholders and the Operating Partnership in relation to any transactions between us and any of these entities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 for additional information pertaining to the Properties’ performance.

Malls

We owned a controlling interest in 53 Malls and non-controlling interests in 10 Malls as of December 31, 2019.  The Malls are primarily located in middle markets and generally have strong competitive positions because they are the only, or the dominant, regional mall in their respective trade areas. The Malls are generally anchored by two or more anchors or junior anchors and a wide variety of mall stores. Anchor and junior anchor tenants own or lease their stores and non-anchor stores lease their locations.

We classify our regional Malls into three categories:

(1)	Stabilized Malls - Malls that have completed their initial lease-up and have been open for more than three complete calendar years.
(2)

Non-stabilized Malls - Malls that are in their initial lease-up phase. After three complete calendar years of operation, they are reclassified on January 1 of the fourth calendar year to the Stabilized Mall category. The Outlet Shoppes at Laredo was classified as a Non-stabilized Mall as of December 31, 2019 and 2018.

(3)	Excluded Malls - We exclude Malls from our core portfolio if they fall in the following categories, for which operational metrics are excluded:
a.

Lender Malls - Properties for which we are working or intend to work with the lender on a restructure of the terms of the loan secured by the Property or convey the secured Property to the lender. Hickory Point Mall and Greenbrier Mall were classified as Lender Malls as of December 31, 2019. Acadiana Mall, Cary Towne Center and Triangle Town Center were classified as Lender Malls as of December 31, 2018. In January 2019, Acadiana Mall was returned to the lender and Cary Towne Center was sold. In July 2019, Triangle Town Center was returned to the lender. Lender Malls are excluded from our same-center pool as decisions made while in discussions with the lender may lead to metrics that do not provide relevant information related to the condition of these Properties or they may be under cash management agreements with the respective servicers.

b.

Repositioning Malls - Malls that are currently being repositioned or where we have determined that the current format of the Property no longer represents the best use of the Property and we are in the process of evaluating alternative strategies for the Property. This may include major redevelopment or an alternative retail or non-retail format, or after evaluating alternative strategies for the Property, we may determine that the Property no longer meets our criteria for long-term investment. The steps taken to reposition these Properties, such as signing tenants to short-term leases, which are not included in occupancy percentages, or leasing to regional or local tenants, which typically do not report sales, may lead to metrics which do not provide relevant information related to the condition of these Properties. Therefore, traditional performance measures, such as occupancy percentages and leasing metrics, exclude Repositioning Malls. Hickory Point Mall was classified as a Repositioning Mall as of December 31, 2018 until its reclassification as a Lender Mall in 2019.

We own the land underlying each Mall in fee simple interest, except for Brookfield Square, Cross Creek Mall, Dakota Square Mall, EastGate Mall, Meridian Mall, St. Clair Square, Stroud Mall and WestGate Mall. We lease all or a portion of the land at each of these Malls subject to long-term ground leases.

The following table sets forth certain information for each of the Malls as of December 31, 2019 (dollars in thousands except for sales per square foot amounts):

Mall / Location	Year of Opening/ Acquisition	Our Ownership	Total Center SF (1)	Total Mall Store GLA (2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors (5)
TIER 1 Sales ≥ $375 or more per square foot
Coastal Grand (6) Myrtle Beach, SC	2004	50%	1,037,498	341,799	$400	95%	Bed Bath & Beyond, Belk, Cinemark, Dick's Sporting Goods (7), Dillard's, H&M, JC Penney, Sears
CoolSprings Galleria (6) Nashville, TN	1991	50%	1,166,203	430,857	595	91%	Belk Men's & Kid's, Belk Women's & Home, Dillard's, H&M, JC Penney, King's Dining & Entertainment, Macy's
Cross Creek Mall Fayetteville, NC	1975/2003	100%	764,239	60,054	507	96%	Belk, Dave & Buster's (8), H&M, JC Penney, Macy's
Fayette Mall Lexington, KY	1971/2001	100%	1,158,534	460,257	579	95%	Dick's Sporting Goods, Dillard's, H&M, JC Penney, Macy's
Friendly Center and The Shops at Friendly (6) Greensboro, NC	1957/ 2006/ 2007	50%	1,368,167	604,026	511	95%	Barnes & Noble, BB&T, Belk, Belk Home Store, The Grande Cinemas, Harris Teeter, Macy's, O2 Fitness, REI, Sears, Whole Foods

Mall / Location	Year of Opening/ Acquisition	Our Ownership	Total Center SF (1)	Total Mall Store GLA (2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors (5)
Hamilton Place Chattanooga, TN	1987	90%	1,160,596	330,974	418	94%	Barnes & Noble, Belk for Men, Kids & Home, Belk for Women, Dave & Buster's (9) Dillard's for Men, Kids & Home, Dillard's for Women, Dick's Sporting Goods (9), former Forever 21, H&M, JC Penney
Hanes Mall Winston-Salem, NC	1975/2001	100%	1,435,209	468,507	390	95%	Belk, Dave & Buster's, Dillard's, Encore, H&M, JC Penney, Macy's, Novant Health (10)
Imperial Valley Mall El Centro, CA	2005	100%	762,695	214,055	404	90%	Cinemark, Dillard's, JC Penney, Hobby Lobby (11), Macy's
Jefferson Mall Louisville, KY	1978/2001	100%	783,639	225,078	397	88%	Dillard's, H&M, JC Penney, Round1 Bowling & Amusement, Ross Dress for Less, former Sears
Mall del Norte Laredo, TX	1977/2004	100%	1,219,236	408,243	444	94%	Beall's, Cinemark, Dillard's, H&M, House of Hoops by Foot Locker, JC Penney, Macy's, Macy's Home Store, Main Event (12), Sears, TruFit Athletic Club
Northwoods Mall North Charleston, SC	1972/2001	100%	748,269	256,021	394	94%	Belk, Books-A-Million, Burlington, Dillard's, JC Penney, Planet Fitness
Oak Park Mall (6) Overland Park, KS	1974/2005	50%	1,518,266	431,096	493	92%	Barnes & Noble, Dillard's for Women, Dillard's for Men, Children & Home, Forever 21, H&M, JC Penney, Macy's, Nordstrom
Old Hickory Mall Jackson, TN	1967/2001	100%	547,099	170,004	376	78%	Belk, JC Penney, Macy's, former Sears
The Outlet Shoppes at Atlanta (6) Woodstock, GA	2013	50%	404,906	380,099	450	90%	Saks Fifth Ave OFF 5TH
The Outlet Shoppes at El Paso (6) El Paso, TX	2007/2012	50%	433,047	411,008	444	99%	H&M
The Outlet Shoppes of the Bluegrass (6) Simpsonville, KY	2014	65%	428,072	381,372	435	97%	H&M, Saks Fifth Ave OFF 5TH
Parkway Place Huntsville, AL	1957/1998	100%	647,804	278,626	401	89%	Belk, Dillard's
Richland Mall Waco, TX	1980/2002	100%	693,450	191,872	392	95%	Beall's, Dick's Sporting Goods, Dillard's for Men, Kids & Home, Dillard's for Women (13), JC Penney
Southpark Mall Colonial Heights, VA	1989/2003	100%	675,640	212,233	388	95%	Dick's Sporting Goods, H&M, JC Penney, Macy's, Regal Cinemas, former Sears
St. Clair Square (14) Fairview Heights, IL	1974/1996	100%	1,067,611	290,356	388	95%	Dillard's, JC Penney, Macy's, former Sears
Sunrise Mall Brownsville, TX	1979/2003	100%	799,397	234,640	439	92%	former A'GACI, Beall's, Cinemark, Dick's Sporting Goods, Dillard's, JC Penney, former Sears
West County Center (6) Des Peres, MO	1969/2007	50%	1,196,804	382,853	584	89%	Barnes & Noble, Dick's Sporting Goods, Forever 21, H&M, JC Penney, Macy's, Nordstrom
Total Tier 1 Malls			20,016,381	7,164,030	$463	93%

TIER 2 Sales ≥ $300 to < $375 per square foot

Mall / Location	Year of Opening/ Acquisition	Our Ownership	Total Center SF (1)	Total Mall Store GLA (2)	Mall Store Sales per Square Foot (3)		Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors (5)
Arbor Place Atlanta (Douglasville), GA	1999	100%	1,162,064	307,634	$372		95%	Bed Bath & Beyond, Belk, Dillard's, Forever 21, H&M, JC Penney, Macy's, Regal Cinemas, Sears
Asheville Mall Asheville, NC	1972/1998	100%	973,367	265,463	363		87%	Barnes & Noble, Belk, Dillard's for Men, Children & Home, Dillard's for Women, H&M, JC Penney, former Sears
Dakota Square Mall Minot, ND	1980/2012	100%	757,509	201,701	310		93%	AMC Theatres, Barnes & Noble, HomeGoods, JC Penney, Scheels, former Sears, Sleep Inn & Suites - Splashdown Dakota Super Slides, Target
East Towne Mall Madison, WI	1971/2001	100%	801,248	211,959	336		92%	Barnes & Noble, former Boston Store, Dick's Sporting Goods, Flix Brewhouse, Gordman's, H&M, JC Penney, Sears
EastGate Mall (15) Cincinnati, OH	1980/2003	100%	837,550	256,836	327		81%	Dillard's Clearance, JC Penney, Kohl's, former Sears
Frontier Mall Cheyenne, WY	1981	100%	520,276	200,156	314		94%	AMC Theatres, Dillard's for Women, Dillard's for Men, Kids & Home, Jax Outdoor Gear, JC Penney
Governor's Square (6) Clarksville, TN	1986	47.5%	685,549	238,667	354		93%	AMC Theatres, Belk, Dick's Sporting Goods, Dillard's, JC Penney, Ross Dress for Less, former Sears
Harford Mall Bel Air, MD	1973/2003	100%	503,774	179,598	352		89%	Encore, Macy's, Sears
Kirkwood Mall Bismarck, ND	1970/2012	100%	815,445	211,581	303		95%	H&M, former Herberger's (16), Keating Furniture, JC Penney, Scheels, Target
Layton Hills Mall Layton, UT	1980/2006	100%	482,116	212,670	366		97%	Dick's Sporting Goods, Dillard's, JC Penney
Mayfaire Town Center Wilmington, NC	2004/2015	100%	650,766	331,385	354		90%	Barnes & Noble, Belk, Flip N Fly, The Fresh Market, H&M, Michaels, Regal Cinemas
Northpark Mall Joplin, MO	1972/2004	100%	896,040	278,316	337		81%	Dunham's Sports, H&M, JC Penney, Jo-Ann Fabrics & Crafts, Macy's Children's & Home, Macy's Women & Men's, Sears, T.J. Maxx, Tilt, Vintage Stock
The Outlet Shoppes at Laredo Laredo, TX	2017	65%	358,122	315,375	N/A	*	84%	H&M, Nike Factory Store
Park Plaza Little Rock, AR	1988/2004	100%	543,033	209,888	314		98%	Dillard's for Men & Children, Dillard's for Women & Home, Forever 21, H&M
Parkdale Mall Beaumont, TX	1972/2001	100%	1,151,375	327,092	353		80%	Former Ashley HomeStore, Beall's, Dick's Sporting Goods, Dillard's, Forever 21, H&M, HomeGoods, JC Penney, former Macy's, Sears, 2nd & Charles, Tilt Studio
Pearland Town Center (17) Pearland, TX	2008	100%	711,787	354,200	356		91%	Barnes & Noble, Dick's Sporting Goods, Dillard's, Macy's
Post Oak Mall College Station, TX	1982	100%	788,165	300,640	332		88%	Beall's, Dillard's Men & Home, Dillard's Women & Children, Encore, Conn's HomePlus (18), JC Penney, Macy's
South County Center St. Louis, MO	1963/2007	100%	1,028,623	316,400	332		91%	Dick's Sporting Goods, Dillard's, JC Penney, Macy's, Round1 Bowling & Amusement (19)

Mall / Location	Year of Opening/ Acquisition	Our Ownership	Total Center SF (1)	Total Mall Store GLA (2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors (5)
Southaven Towne Center Southaven, MS	2005	100%	607,523	184,427	331	76%	Bed Bath & Beyond, Dillard's, Gordmans, JC Penney, Sportsman's Warehouse, Urban Air Adventure Park
Turtle Creek Mall Hattiesburg, MS	1994	100%	844,977	191,590	349	86%	At Home, Belk, Dillard's, JC Penney, former Sears, Southwest Theaters, Stein Mart
Valley View Mall Roanoke, VA	1985/2003	100%	863,443	336,683	364	97%	Barnes & Noble, Belk, JC Penney, Macy's, Macy's for Home & Children, former Sears
Volusia Mall Daytona Beach, FL	1974/2004	100%	1,060,279	253,503	332	91%	Dillard's for Men & Home, Dillard's for Women, Dillard's for Juniors & Children, H&M, JC Penney, Macy's, former Sears
West Towne Mall Madison, WI	1970/2001	100%	829,715	281,764	357	93%	Dave & Buster's, Dick's Sporting Goods, Forever 21, JC Penney, Total Wine & More, Von Maur (20), Urban Air Adventure Park
WestGate Mall (21) Spartanburg, SC	1975/1995	100%	950,777	241,018	346	82%	Bed Bath & Beyond, Belk, Dick's Sporting Goods, Dillard's, H&M, JC Penney, Regal Cinemas, former Sears
Westmoreland Mall Greensburg, PA	1977/2002	100%	976,689	286,958	307	94%	H&M, JC Penney, Macy's, Macy's Home Store, Old Navy, former Sears, Stadium Casino (22)
York Galleria York, PA	1989/1999	100%	748,868	241,096	333	77%	former Bon-Ton, Boscov's, Gold's Gym, H&M, Hollywood Casino (23), Marshalls
Total Tier 2 Malls			20,549,080	6,736,600	$342	89%

TIER 3 Sales < $300 per square foot
Alamance Crossing Burlington, NC	2007	100%	904,704	255,174	$269	78%	Barnes & Noble, Belk, BJ's Wholesale Club, Carousel Cinemas, Dick's Sporting Goods, Dillard's, Hobby Lobby, JC Penney, Kohl's
Brookfield Square (24) Brookfield, WI	1967/2001	100%	864,317	306,284	261	88%	Barnes & Noble, former Boston Store, H&M, JC Penney, Marcus BistroPlex, Whirlyball
Burnsville Center Burnsville, MN	1977/1998	100%	1,045,053	389,248	276	82%	Dick's Sporting Goods, Gordmans, H&M, JC Penney, Macy's, former Sears
CherryVale Mall Rockford, IL	1973/2001	100%	862,807	348,221	295	82%	Barnes & Noble, Choice Home Center, JC Penney, Macy's, Tilt (25)
Eastland Mall Bloomington, IL	1967/2005	100%	732,647	247,505	282	81%	former Bergner's, Kohl's, former Macy's, Planet Fitness, former Sears
Kentucky Oaks Mall (6) Paducah, KY	1982/2001	50%	717,203	238,307	257	77%	Best Buy, Burlington, Dick's Sporting Goods, Dillard's, Dillard's Home Store, HomeGoods, JC Penney, Ross Dress for Less, Vertical Jump Park
Laurel Park Place Livonia, MI	1989/2005	100%	491,211	198,067	293	90%	Dunham Sports, Von Maur

Mall / Location	Year of Opening/ Acquisition	Our Ownership	Total Center SF (1)	Total Mall Store GLA (2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors (5)
Meridian Mall (26) Lansing, MI	1969/1998	100%	944,172	291,533	288	90%	Bed Bath & Beyond, Dick's Sporting Goods, H&M, High Caliber Karting, JC Penney, Launch Trampoline Park, Macy's, Planet Fitness, Schuler Books & Music, former Younkers
Mid Rivers Mall St. Peters, MO	1987/2007	100%	1,039,834	292,217	286	88%	Dick's Sporting Goods, Dillard's, H&M, JC Penney, Macy's, Marcus Theatres, former Sears, V-Stock
Monroeville Mall Pittsburgh, PA	1969/2004	100%	985,069	446,572	282	84%	Barnes & Noble, Cinemark, Dick's Sporting Goods, Forever 21, H&M, JC Penney, Macy's
Northgate Mall Chattanooga, TN	1972/2011	100%	660,786	181,153	296	85%	Belk, Burlington, former JC Penney, former Sears
The Outlet Shoppes at Gettysburg Gettysburg, PA	2000/2012	50%	249,937	249,937	249	89%	None
Stroud Mall (27) Stroudsburg, PA	1977/1998	100%	414,441	129,601	253	92%	Cinemark, EFO Furniture Outlet (28), JC Penney, ShopRite
Total Tier 3 Malls			9,912,181	3,573,819	$276	85%
Total Mall Portfolio			50,477,642	17,474,449	$386	90%

Excluded Malls (29)
Lender Malls:
Greenbrier Mall Chesapeake, VA	1981/2004	100%	897,036	269,795	N/A	N/A	Dillard's, Gameworks, H&M, JC Penney, Macy's, former Sears
Hickory Point Mall Forsyth, IL	1977/2005	100%	727,848	153,162	N/A	N/A	former Bergner's, Encore, Hobby Lobby, former JC Penney, Kohl's, Ross Dress for Less, former Sears, T.J. Maxx, Von Maur
Total Lender Malls			1,624,884	422,957
Total Excluded Malls			1,624,884	422,957

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

(2)	Excludes tenants 20,000 square feet and over.
(3)	Totals represent weighted averages.
(4)	Includes tenants under 20,000 square feet with leases in effect as of December 31, 2019.
(5)	Anchors and Junior Anchors listed are immediately adjacent to the Malls or are in freestanding locations immediately adjacent to the Malls.
(6)	This Property is owned in an unconsolidated joint venture.
(7)

Coastal Grand Mall - Dick’s Sporting Goods will relocate to a new building near Dillard’s, which will include the addition of Golf Galaxy. Flip N Fly will then open a 53,000-square-foot family entertainment venue in the former Dick’s Sporting Goods location. Construction on the new Dick’s Sporting Goods/Golf Galaxy store will begin in early 2020.

(8)	Cross Creek Mall – Redevelopment plans for this space include Dave & Buster’s, a to-be announced box user and restaurants. Construction is expected to start in 2020.
(9)	Hamilton Place - Redevelopment plans for the former Sears space include Dave & Buster's, Dick's Sporting Goods, a hotel and offices. Construction is ongoing and expected to open in spring 2020.
(10)

Hanes Mall – The former Sears was purchased in 2019 by Novant Health, which has indicated plans to redevelop this space for future medical office with the construction start and opening to be determined.

(11)	Imperial Valley Mall – Hobby Lobby is executed in the former Sears space, with the construction start and opening to be determined.
( 1 2 )	Mall del Norte – Main Event is scheduled to open in 2020 in a portion of the former Forever 21 space.
(1 3 )	Richland Mall – Dillard’s is expected to relocate into the former Sears space in 2020.
(1 4 )

St. Clair Square - We are the lessee under a ground lease for 20 acres.  Assuming the exercise of available renewal options, at our election, the ground lease expires January 31, 2073.  The rental amount is $41 per year. In addition to base rent, the landlord receives 0.25% of Dillard's sales in excess of $16,200.

(1 5 )	EastGate Mall - Ground rent for the Dillard's parcel that extends through January 2022 is $24 per year.
(16)	Kirkwood Mall – The former Herberger’s space will be partially demolished in 2020 for the addition of restaurants.
(1 7 )

Pearland Town Center is a mixed-use center which combines retail, office and residential components.  For segment reporting purposes, the retail portion of the center is classified in Malls and the office and residential portions are classified as All Other.

(1 8 )	Post Oak Mall – Redevelopment plans for the former Sears location include the addition of Conn’s HomePlus, which is expected to open in 2020.

(1 9 )	South County Center – Redevelopment plan s for the former Sears include the addition of Round1 Bowling & Entertainment . Construction schedule is yet to be determined.
(20)	West Towne Mall – Von Maur is expected to open in 2021 in the former Boston Store space.
( 2 1 )

WestGate Mall - We are the lessee under several ground leases for approximately 53% of the underlying land.  Assuming the exercise of renewal options available, at our election, the ground lease expires October 2044.  The rental amount is $130 per year.  In addition to base rent, the landlord receives 20% of the percentage rents collected.  We have a right of first refusal to purchase the fee interest.

( 2 2 )	Westmoreland Mall - Construction for a new Stadium Casino began in 2019 in the former Bon-Ton space with the opening scheduled for 2020.
( 2 3 )	York Galleria – Construction for a new Hollywood Casino began in 2019 in the former Sears space with the opening scheduled for 2020
( 2 4 )	Brookfield Square - The annual ground rent for 2019 was $208.
(2 5 )	CherryVale Mall – Tilt Studio is under construction in the former Sears space and is expected to open in 2020.
(2 6 )	Meridian Mall - We are the lessee under several ground leases in effect through March 2067, with extension options. Fixed rent is $19 per year plus 3% to 4% of all rent.
(2 7 )

Stroud Mall - We are the lessee under a ground lease, which extends through July 2089.  The current rental amount is $70 per year, increasing by $10 every ten years through 2045.  An additional $100 is paid every ten years.

(2 8 )	Stroud Mall – Redevelopment plans for the former Sears includes EFO Furniture Outlet, which is expected to open in February 2020.
(2 9 )	Operational metrics are not reported for Excluded Malls.

Mall Stores

The Malls have approximately 5,255 Mall stores. National and regional retail chains (excluding local franchises) lease approximately 79.1% of the occupied Mall store GLA. Although Mall stores occupy only 34.4% of the total Mall GLA (the remaining 65.6% is occupied by Anchors and Junior Anchors and a small percentage is vacant), the Malls received 82.8% of their total revenues from Mall stores for the year ended December 31, 2019.

Mall Lease Expirations

The following table summarizes the scheduled lease expirations for mall stores as of December 31, 2019:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2020	830	$80,631,000	2,459,000	$32.79	13.7%	16.4%
2021	738	82,508,000	2,220,000	37.17	14.0%	14.8%
2022	629	84,221,000	2,118,000	39.76	14.3%	14.1%
2023	581	86,080,000	1,921,000	44.81	14.6%	12.8%
2024	597	75,956,000	2,006,000	37.86	12.9%	13.4%
2025	339	53,188,000	1,234,000	43.10	9.0%	8.2%
2026	281	47,103,000	1,054,000	44.69	8.0%	7.0%
2027	231	38,796,000	864,000	44.90	6.6%	5.8%
2028	158	25,467,000	643,000	39.61	4.3%	4.3%
2029	117	16,134,000	487,000	33.13	2.7%	3.2%

(1)	Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2019 for expiring leases that were executed as of December 31, 2019.
(2)

Total annualized gross rent, including recoverable CAM expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2019.

(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2019.

See page 56 for a comparison between rents on leases that expired in the current reporting period compared to rents on new and renewal leases executed in 2019. For comparable spaces under 10,000-square-feet in the stabilized mall portfolio, we leased approximately 1.9 million square feet with stabilized mall leasing spreads averaging a decline of 8.6%, including a 9.1% increase in average gross rent per square foot for new leases compared with the prior rent and renewal spreads declining an average of 11.5%.

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

The following table summarizes tenant occupancy costs as a percentage of total Mall store sales, excluding license agreements, for each of the past three years:

	Year Ended December 31, (1)
	2019	2018	2017
Mall store sales (in millions)	$4,386	$4,498	$4,713
Mall tenant occupancy costs	12.07%	12.30%	13.14%

(1)	In certain cases, we own less than a 100% interest in the Malls. The information in this table is based on 100% of the applicable amounts and has not been adjusted for our ownership share.

Debt on Malls

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2019” included herein for information regarding any liens or encumbrances related to our Malls.

Other Property Types

Other property types include the following three categories:

(1)

Associated Centers - Retail properties that are adjacent to a regional mall complex and include one or more Anchors, or big box retailers along with smaller tenants. Anchor tenants typically include tenants such as T.J. Maxx, Michaels, Target and Kohl’s.  Associated Centers are located adjacent to one of our Mall properties and are managed by the staff at the Mall.

(2)

Community Centers - Designed to attract local and regional area customers and are typically anchored by a combination of supermarkets, or value-priced stores that attract shoppers to each center’s small shops. The tenants at our Community Centers typically offer necessities, value-oriented and convenience merchandise.

(3)	Office Buildings and Other

See Note 1 to the consolidated financial statements for additional information on the number of consolidated and unconsolidated Properties in each of the above categories related to our other property types. The following tables set forth certain information for each of our other property types at December 31, 2019:

Property / Location	Property Type	Year of Opening/ Most Recent Expansion	Company's Ownership	Total Center SF (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors & Junior Anchors
840 Greenbrier Circle Chesapeake, VA	Office	1983	100%	50,665	50,665	100%	None
Ambassador Town Center (4) Lafayette, LA	Community Center	2016	65%	419,296	265,328	98%	Costco (5), Dick's Sporting Goods, Marshalls, Nordstrom Rack
Annex at Monroeville Pittsburgh, PA	Associated Center	1986	100%	186,367	186,367	100%	former Burlington, Steel City Indoor Karting
CBL Center (6) Chattanooga, TN	Office	2001	92%	131,354	131,354	100%	None
CBL Center II (6) Chattanooga, TN	Office	2008	92%	74,941	74,941	97%	None
Coastal Grand Crossing (4) Myrtle Beach, SC	Associated Center	2005	50%	37,234	37,234	84%	PetSmart
CoolSprings Crossing Nashville, TN	Associated Center	1992	100%	366,471	78,830	83%	American Signature Furniture (5), Gabe's (7), Urban Air Adventure Park (7), Target (5), Electronic Express (7)
Courtyard at Hickory Hollow Nashville, TN	Associated Center	1979	100%	68,468	68,468	100%	AMC Theatres
Fremaux Town Center (4) Slidell, LA	Community Center	2014/2015	65%	616,339	488,339	95%	Best Buy, Dick's Sporting Goods, Dillard's (5), Kohl's, LA Fitness, Michaels, T.J. Maxx
Frontier Square Cheyenne, WY	Associated Center	1985	100%	186,552	16,527	100%	Ross Dress for Less (7), Target (5) , T.J. Maxx (7)

Property / Location	Property Type	Year of Opening/ Most Recent Expansion	Company's Ownership	Total Center SF (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors & Junior Anchors
Governor's Square Plaza (4) Clarksville, TN	Associated Center	1985/1988	50%	168,379	71,809	90%	Bed Bath & Beyond, Jo-Ann Fabrics & Crafts, Target (5)
Gunbarrel Pointe Chattanooga, TN	Associated Center	2000	100%	273,913	147,913	100%	Earthfare, Kohl's, Target (5)
Hamilton Corner Chattanooga, TN	Associated Center	1990/2005	90%	67,310	67,310	96%	None
Hamilton Crossing Chattanooga, TN	Associated Center	1987/2005	92%	192,074	98,961	100%	HomeGoods (7), Michaels (7), T.J. Maxx, former Toys R Us (5)
Hammock Landing (4) West Melbourne, FL	Community Center	2009/2015	50%	568,968	345,001	97%	Academy Sports + Outdoors, AMC Theatres, HomeGoods, Kohl's (5), Marshalls, Michaels, Ross Dress for Less, Target (5)
Harford Annex Bel Air, MD	Associated Center	1973/2003	100%	107,656	107,656	100%	Best Buy, Office Depot, PetSmart
The Landing at Arbor Place Atlanta (Douglasville), GA	Associated Center	1999	100%	162,960	113,719	80%	Ben's Furniture and Antiques, Ollie's Bargain Outlet, former Toys R Us (5)
Layton Hills Convenience Center Layton, UT	Associated Center	1980	100%	92,942	92,942	94%	Bed Bath & Beyond
Layton Hills Plaza Layton, UT	Associated Center	1989	100%	18,808	18,808	89%	None
Parkdale Crossing Beaumont, TX	Associated Center	2002	100%	88,064	88,064	90%	Barnes & Noble
The Pavilion at Port Orange (4) Port Orange, FL	Community Center	2010	50%	398,031	398,031	95%	Belk, HomeGoods, Marshalls, Michaels, Regal Cinemas
Pearland Office Pearland, TX	Office	2009	100%	66,915	66,915	100%	None
The Plaza at Fayette Lexington, KY	Associated Center	2006	100%	215,745	215,745	90%	Cinemark, Gordmans
The Promenade D'Iberville, MS	Community Center	2009/2014	85%	615,998	399,038	97%	Ashley Furniture HomeStore, Bed Bath & Beyond, Best Buy, Dick's Sporting Goods, Kohl's (5), Marshalls, Michaels, Ross Dress for Less, Target (5)
The Shoppes at Eagle Point (4) Cookeville, TN	Community Center	2018	50%	230,316	230,316	95%	Academy Sports + Outdoors, Publix, Ross Dress for Less
The Shoppes at Hamilton Place Chattanooga, TN	Associated Center	2003	92%	132,009	132,009	100%	Bed Bath & Beyond, Marshalls, Ross Dress for Less
The Shoppes at St. Clair Square Fairview Heights, IL	Associated Center	2007	100%	84,383	84,383	100%	Barnes & Noble
Sunrise Commons Brownsville, TX	Associated Center	2001	100%	205,571	104,126	100%	former Kmart (7), Marshalls, Ross Dress for Less
The Terrace Chattanooga, TN	Associated Center	1997	92%	158,175	158,175	95%	Academy Sports + Outdoors, Party City
West Towne Crossing Madison, WI	Associated Center	1980	100%	460,875	168,978	100%	Barnes & Noble, Best Buy, Kohl's (5), Metcalf's Markets (5), Nordstrom Rack, Office Max (7), former Shopko (5), former Stein Mart (7)
WestGate Crossing Spartanburg, SC	Associated Center	1985/1999	100%	158,262	158,262	98%	Big Air Trampoline Park, Hamricks, Jo-Ann Fabrics & Crafts

Property / Location	Property Type	Year of Opening/ Most Recent Expansion	Company's Ownership	Total Center SF (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors & Junior Anchors
Westmoreland Crossing Greensburg, PA	Associated Center	2002	100%	281,293	281,293	95%	AMC Theatres, Dick's Sporting Goods, Levin Furniture, Michaels (7), T.J. Maxx (7)
York Town Center (4) York, PA	Associated Center	2007	50%	297,490	247,490	99%	Bed Bath & Beyond, Best Buy, Christmas Tree Shops, Dick's Sporting Goods (5), Ross Dress for Less, Staples
Total Other Property Types				7,183,824	5,194,997	95%

(1)	Total center square footage includes square footage of attached shops, attached and immediately adjacent Anchors and Junior Anchors and leased immediately adjacent freestanding locations.
(2)	All leasable square footage, including Anchors and Junior Anchors.
(3)	Includes all leased Anchors, Junior Anchors and tenants with leases in effect as of December 31, 2019.
(4)	This Property is owned in an unconsolidated joint venture.
(5)	Owned by the tenant.
(6)

We own a 92% interest in the CBL Center office buildings, with an aggregate square footage of approximately 205,000 square feet, where our corporate headquarters is located. As of December 31, 2019, we occupied 45.3% of the total square footage of the buildings.

(7)	Owned by a third party.

Other Property Types Lease Expirations

The following table summarizes the scheduled lease expirations for tenants in occupancy at Other Property Types as of December 31, 2019:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2020	94	$11,611,000	646,000	$17.97	14.4%	15.0%
2021	55	8,212,000	481,000	17.07	10.2%	11.2%
2022	51	10,164,000	657,000	15.47	12.6%	15.3%
2023	50	8,958,000	407,000	22.01	11.1%	9.5%
2024	59	11,016,000	550,000	20.03	13.7%	12.8%
2025	45	11,252,000	691,000	16.28	14.0%	16.1%
2026	41	7,435,000	314,000	23.68	9.2%	7.3%
2027	19	4,958,000	186,000	26.66	6.2%	4.3%
2028	22	3,618,000	221,000	16.37	4.5%	5.1%
2029	23	3,323,000	146,000	22.76	4.1%	3.4%

(1)	Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2019 for expiring leases that were executed as of December 31, 2019.
(2)

Total annualized gross rent, including recoverable CAM expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2019.

(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2019.

Debt on Other Property Types

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2019” included herein for information regarding any liens or encumbrances related to our Other Property Types.

Anchors and Junior Anchors

Anchors and Junior Anchors are an important factor in a Property’s successful performance. However, we believe that the number of traditional department store anchors will decline over time, providing us the opportunity to redevelop these spaces to attract new uses such as restaurants, entertainment, fitness centers, casinos, grocery stores and lifestyle retailers that engage consumers and encourage them to spend more time at our Properties. Anchors are generally a department store or, increasingly, other large format retailers, whose merchandise appeals to a broad range of shoppers and plays a significant role in generating customer traffic and creating a desirable location for the Property's tenants.

Anchors and Junior Anchors may own their stores and the land underneath, as well as the adjacent parking areas, or may enter into long-term leases with respect to their stores. Rental rates for Anchor tenants are significantly lower than the rents charged to non-anchor tenants. Total rental revenues from Anchors and Junior Anchors accounted for 1 7. 2 % of the total revenues from our Properties in 201 9 . Each Anchor and Junior Anchor that owns its store has entered into an operating and reciprocal easement agreement with us covering items such as operating covenants, reciprocal easements, property operations, initial construction and future expansion.

During 2019, the following Anchors and Junior Anchors were added to our Properties, as listed below:

Name	Property	Location
Burlington	Kentucky Oaks Mall	Paducah, KY
Dave & Buster's	Hanes Mall	Winston-Salem, NC
Dick's Sporting Goods	Richland Mall	Waco, TX
Dick’s Sporting Goods	Parkdale Mall	Beaumont, TX
Dunham Sports	Laurel Park Place	Livonia, MI
High Caliber Karts	Meridian Mall	Lansing, MI
H&M	Southpark Mall	Colonial Heights, VA
HomeGoods	Dakota Square	Minot, ND
HomeGoods	Kentucky Oaks Mall	Paducah, KY
HomeGoods	Parkdale Mall	Beaumont, TX
Jax Outdoor Gear	Frontier Mall	Cheyenne, WY
Launch Trampoline Park	Meridian Mall	Lansing, MI
Marcus Theaters	Brookfield Square	Brookfield, WI
O2 Fitness	Friendly Center	Greensboro, NC
Ross Dress for Less	Kentucky Oaks Mall	Paducah, KY
Shoprite	Stroud Mall	Stroudsburg, PA
TruFit	Mall del Norte	Laredo, TX
Urban Air Adventure Park	Southaven	Southaven, MS
Urban Air Adventure Park	West Towne Mall	Madison, WI
WhirlyBall	Brookfield Square	Brookfield, WI

As of December 31, 201 9 , the Properties had a total of 4 69 Anchors and Junior Anchors, including 39 vacant Anchor and Junior Anchor locations, and excluding Anchors and Junior Anchors at our Excluded Malls. The Anchors and Junior Anchors and the amount of GLA leased or owned by each as of December 31, 201 9 is as follows:

	Number of Stores				Gross Leasable Area
		Anchor Owned				Anchor Owned
Anchor/Junior Anchor	Leased	Owned	Ground Leased	Total	Leased	Owned	Ground Leased	Total
JC Penney (1)	17	25	4	46	1,818,743	3,163,088	586,030	5,567,861
Sears	2	5	2	9	302,254	624,281	265,129	1,191,664
Dillard's (1)	3	36	4	43	310,398	4,891,436	659,763	5,861,597
Macy's	10	17	3	30	1,075,483	2,662,030	658,388	4,395,901
Belk	5	13	4	22	430,017	1,807,861	397,480	2,635,358
Academy Sports + Outdoors	3	—	—	3	199,091	—	—	199,091
AMC Theatres	6	—	—	6	247,669	—	—	247,669
American Signature Furniture	—	1	—	1	—	61,620	—	61,620
Ashley HomeStore	1	—	—	1	20,000	—	—	20,000
At Home	—	1	—	1	—	124,700	—	124,700
Barnes & Noble	17	—	—	17	521,273	—	—	521,273
BB&T	—	—	1	1	—	—	60,000	60,000
Beall's	5	—	—	5	193,209	—	—	193,209
Bed Bath & Beyond Inc.:
Bed Bath & Beyond	10	—	—	10	281,868	—	—	281,868
Christmas Tree Shops	1	—	—	1	33,992	—	—	33,992
Bed Bath & Beyond Inc. Subtotal	11	—	—	11	315,860	—	—	315,860
Ben's Furniture and Antiques	1	—	—	1	35,895	—	—	35,895
Best Buy	5	—	1	6	182,485	—	44,239	226,724
Big Air Trampoline Park	1	—	—	1	33,938	—	—	33,938
BJ's Wholesale Club	1	—	—	1	85,188	—	—	85,188
Books-A-Million, Inc.:
Books-A-Million	1	—	—	1	20,642	—	—	20,642
2nd & Charles	1	—	—	1	23,538	—	—	23,538
Books-A-Million, Inc. Subtotal	2	—	—	2	44,180	—	—	44,180
Boscov's (1)	—	1	—	1	—	150,000	—	150,000
Burlington (2)	1	2	—	3	63,013	94,049	—	157,062
Carousel Cinemas	1	—	—	1	52,000	—	—	52,000
Choice Home Center	1	—	—	1	128,330	—	—	128,330
Cinemark	7	—	—	7	382,506	—	—	382,506
Costco	—	1	—	1	—	153,973	—	153,973
Dave & Buster's (2)	1	1	—	2	31,576	26,509	—	58,085
Dick's Sporting Goods	23	1	1	25	1,266,335	50,000	80,515	1,396,850
Dunham's Sports	2	—	—	2	125,551	—	—	125,551
Earth Fare	1	—	—	1	26,841	—	—	26,841
Electronic Express	—	1	—	1	—	44,460	—	44,460
Encore	3	—	—	3	76,096	—	—	76,096
Flip N Fly	1	—	—	1	27,972	—	—	27,972
Flix Brewhouse	1	—	—	1	39,150	—	—	39,150
The Fresh Market	1	—	—	1	21,442	—	—	21,442
Gabe's	—	1	—	1	—	29,596	—	29,596
Gold's Gym	1	—	—	1	30,664	—	—	30,664
Gordmans	4	—	—	4	216,339	—	—	216,339
The Grande Cinemas	—	—	1	1	—	—	60,400	60,400
H&M	31	—	—	31	687,151	—	—	687,151
Hamrick's	1	—	—	1	40,000	—	—	40,000
Harris Teeter	—	—	1	1	—	—	72,757	72,757

	Number of Stores				Gross Leasable Area
		Anchor Owned				Anchor Owned
Anchor/Junior Anchor	Leased	Owned	Ground Leased	Total	Leased	Owned	Ground Leased	Total
High Caliber Karting	1	—	—	1	75,077	—	—	75,077
Hobby Lobby	1	—	—	1	52,500	—	—	52,500
House of Hoops by Foot Locker	1	—	—	1	22,847	—	—	22,847
I. Keating Furniture	1	—	—	1	103,994	—	—	103,994
Jax Outdoor Gear (1)	—	1	—	1	—	83,055	—	83,055
Jo-Ann Fabrics & Crafts	3	—	—	3	73,738	—	—	73,738
Kings Dining & Entertainment	1	—	—	1	22,678	—	—	22,678
Kohl's	4	4	—	8	320,105	312,731	—	632,836
LA Fitness	1	—	—	1	41,000	—	—	41,000
Launch Trampoline Park	1	—	—	1	31,989	—	—	31,989
Levin Furniture	1	—	—	1	55,314	—	—	55,314
LIVE Ventures, Inc.:
V-Stock	1	—	—	1	23,058	—	—	23,058
Vintage Stock	1	—	—	1	46,108	—	—	46,108
LIVE Ventures, Inc. Subtotal	2	—	—	2	69,166	—	—	69,166
Marcus Theatres	1	—	—	1	56,000	—	—	56,000
Metcalfe's Market	—	1	—	1	—	67,365	—	67,365
Michaels (1)	5	1	1	7	109,372	23,645	25,000	158,017
Movie Tavern by Marcus	1	—	—	1	40,585	—	—	40,585
Nike Factory Store	1	—	—	1	22,479	—	—	22,479
Nordstrom	—	—	2	2	—	—	385,000	385,000
Nordstrom Rack	2	—	—	2	56,053	—	—	56,053
O2 Fitness	1	—	—	1	27,048	—	—	27,048
Office Depot	1	—	—	1	23,425	—	—	23,425
OfficeMax (1)	—	1	—	1	—	24,606	—	24,606
Old Navy	1	—	—	1	20,257	—	—	20,257
Ollie's Bargain Outlet	1	—	—	1	28,446	—	—	28,446
Party City	1	—	—	1	20,841	—	—	20,841
PetSmart	2	—	—	2	46,248	—	—	46,248
Planet Fitness	3	—	—	3	63,509	—	—	63,509
Publix	1	—	—	1	45,600	—	—	45,600
Regal Cinemas	4	1	—	5	211,725	57,854	—	269,579
REI	1	—	—	1	24,427	—	—	24,427
Ross Dress for Less (1)(2)	8	2	—	10	218,607	71,034	—	289,641
Round1 Bowling & Amusement	1	—	—	1	50,000	—	—	50,000
Saks Fifth Avenue OFF 5TH	2	—	—	2	49,365	—	—	49,365
Scheel's	2	—	—	2	200,536	—	—	200,536
Schuler Books & Music	1	—	—	1	24,116	—	—	24,116
ShopRite	1	—	—	1	87,381	—	—	87,381
Sleep Inn & Suites	—	—	1	1	—	—	123,506	123,506
Southwest Theaters	1	—	—	1	29,830	—	—	29,830
Sportsman's Warehouse (1)	—	1	—	1	—	48,171	—	48,171
Staples	1	—	—	1	20,388	—	—	20,388
Steel City Indoor Karting	1	—	—	1	64,135	—	—	64,135
Stein Mart	1	—	—	1	30,463	—	—	30,463
Target	—	8	—	8	—	948,730	—	948,730
Tilt	2	—	—	2	64,658	—	—	64,658
The TJX Companies, Inc.:
HomeGoods (1)	5	1	—	6	123,238	26,355	—	149,593
Marshalls	7	—	—	7	207,050	—	—	207,050
T.J. Maxx (1)	3	1	1	5	84,558	28,081	25,000	137,639
The TJX Companies, Inc. Subtotal	15	2	1	18	414,846	54,436	25,000	494,282

	Number of Stores				Gross Leasable Area
		Anchor Owned				Anchor Owned
Anchor/Junior Anchor	Leased	Owned	Ground Leased	Total	Leased	Owned	Ground Leased	Total
Total Wine and More (2)	—	1	—	1	—	28,350	—	28,350
TruFit Athletic Club	1	—	—	1	45,179	—	—	45,179
Urban Air Adventure Park	2	1	—	3	82,498	30,404	—	112,902
Vertical Trampoline Park	1	—	—	1	24,972	—	—	24,972
Von Maur	—	1	—	1	—	150,000	—	150,000
WhirlyBall	1	—	—	1	43,440	—	—	43,440
Whole Foods (1)	—	—	1	1	—	—	34,320	34,320
XXI Forever / Forever 21	7	—	—	7	182,067	—	—	182,067
Vacant Anchor/Junior Anchor:
Vacant - former A'GACI	1	—	—	1	28,000	—	—	28,000
Vacant - former Ashley HomeStore	1	—	—	1	20,487	—	—	20,487
Vacant - former Belk (3)	—	1	—	1	—	57,500	—	57,500
Vacant - former Bergner's	1	—	—	1	131,616	—	—	131,616
Vacant - former The Bon-Ton (1)	—	1	—	1	—	131,915	—	131,915
Vacant - former Boston Store (1)	—	2	—	2	—	354,205	—	354,205
Vacant - former Burlington (4)	1	—	—	1	77,967	—	—	77,967
Vacant - former Herberger's (5)	1	—	—	1	92,500	—	—	92,500
Vacant - former JC Penney (1)	—	1	—	1	—	173,124	—	173,124
Vacant - former Kmart (1)	—	1	—	1	—	101,445	—	101,445
Vacant - former Macy's	1	1	—	2	69,974	121,231	—	191,205
Vacant - former Sears (2)(6)(7)(8)(9)(10)(11)	7	12	2	21	678,352	1,817,056	358,696	2,854,104
Vacant - former Shopko	—	1	—	1	—	97,773	—	97,773
Vacant - former Stein Mart (1)	—	1	—	1	—	21,200	—	21,200
Vacant - former Toys "R" Us (1)	—	2	—	2	—	92,354	—	92,354
Vacant - former Younkers	1	—	—	1	93,597	—	—	93,597
Current Developments:
Dave & Buster's (8)(11)	2	—	—	2	56,524	—	—	56,524
Dick's Sporting Goods (8)	1	—	—	1	46,054	—	—	46,054
Hollywood Casino (10)	1	—	—	1	79,500	—	—	79,500
Stadium Casino (12)	1	—	—	1	129,552	—	—	129,552
Main Event (13)	1	—	—	1	61,844	—	—	61,844
Round1 Bowling & Entertainment (9)	1	—	—	1	50,000	—	—	50,000
Tilt Studio (14)	1	—	—	1	121,949	—	—	121,949
Von Maur (15)	—	1	—	1	—	85,000	—	85,000
EFO Furniture Outlet (16)	1	—	—	1	93,316	—	—	93,316

Total Anchors/Junior Anchors	284	155	30	469	14,158,785	18,836,787	3,836,223	36,831,795

(1)

The following Anchors/Junior Anchors are owned by third parties: the former The Bon-Ton at York Galleria, Boscov’s at York Galleria, the former Boston Store at Brookfield Square, the former Boston Store at East Towne Mall, the former Boston Store at West Towne Mall, Dillard’s for Women at Richland Mall, HomeGoods at Hamilton Crossing, Jax Outdoor Gear at Frontier Mall, JC Penney at Frontier Mall, the former JC Penney at Northgate Mall, the former Kmart at Sunrise Commons, Michaels at Hamilton Crossing, Michaels at Westmoreland Crossing, OfficeMax at West Towne Crossing, Ross Dress for Less at Frontier Square, Sportsman’s Warehouse at Southaven Towne Center, the former Stein Mart at West Towne Crossing, T.J. Maxx at Frontier Square, T.J. Maxx at Westmoreland Crossing, the former Toys “R” Us at Hamilton Crossing, the former Toys “R” Us at The Landing at Arbor Place, Von Maur at West Towne Mall and Whole Foods at Friendly Center.

(2)

The following are owned by Seritage Growth Properties: Burlington at Kentucky Oaks Mall, Burlington at Northwoods Mall, Dave & Buster’s at West Towne Mall, Ross Dress for Less at Kentucky Oaks Mall, the former Sears at Asheville Mall, the former Sears at Burnsville Center, the former Sears at Imperial Valley Mall and Total Wine and More at West Towne Mall.

(3)	The upper floor of Belk for Men at Hamilton Place Mall was formerly subleased by Belk to Forever 21 and is now vacant.
(4)	A lease is out-for-signature with a new user that is expected to open in 2020.
(5)	The former Herberger’s at Kirkwood Mall will be partially demolished in 2020 for the addition of restaurants.
(6)	The former Sears at Richland Mall is owned by Dillard’s.
(7)	The former Sears at Hanes Mall is owned by Novant Health, Inc.
(8)	The former Sears at Hamilton Place is being redeveloped into a Dave & Buster’s and Dick's Sporting Goods. The remainder remains vacant.
(9)	The former Sears at South County Center is being redeveloped into a Round 1 Bowling & Entertainment.
(10)	Hollywood Casino has an executed lease for the lower level of the former Sears at York Galleria. The upper level remains vacant.
( 1 1 )	The former Sears at Cross Creek Mall will be demolished and replaced with Dave & Buster's and a to-be announced box user.

( 1 2 )	Stadium Casino has an executed lease to fill the former Bon-Ton space at Westmoreland Mall.
( 1 3 )	A portion of the Forever 21 at Mall del Norte is being redeveloped into Main Event. The remainder will still be Forever 21.
( 1 4 )	The former Sears at Cherryvale Mall is being redeveloped into Tilt Studio.
(1 5 )	Von Maur is opening in 2020 in the former Boston Store at West Towne Mall.
(1 6 )	EFO Furniture Outlet will open in the former Sears space at Stroud Mall in February 2020.

Mortgages Notes Receivable

We own four mortgages, each of which is collateralized by either a first mortgage, a second mortgage or by assignment of 100% of the ownership interests in the underlying real estate and related improvements. The mortgages are more fully described on Schedule IV in Part IV of this report.

Mortgage Loans Outstanding at December 31, 2019 (in thousands):

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/19 (1)	2020 Annual Debt Service (2)	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity (2)	Open to Prepayment Date (3)	Footnote
Consolidated Debt
Malls:
Alamance Crossing - East	100%	5.83%	$44,538	$3,589	Jul-21	—	$43,046	Open
Arbor Place	100%	5.10%	106,851	7,948	May-22	—	100,861	Open
Asheville Mall	100%	5.80%	63,949	5,917	Sep-21	—	60,190	Open
Burnsville Center	100%	6.00%	64,867	3,527	Jul-20	—	63,589	Open
Cross Creek Mall	100%	4.54%	111,294	9,376	Jan-22	—	102,260	Open
EastGate Mall	100%	5.83%	32,386	3,613	Apr-21	—	30,155	Open
Fayette Mall	100%	5.42%	146,857	13,527	May-21	—	139,177	Open
Greenbrier Mall	100%	5.41%	64,801	—	Dec-19	Dec-20	64,801	Open	(4)
Hamilton Place	90%	4.36%	100,456	6,400	Jun-26	—	85,535	Open
Hickory Point Mall	100%	5.85%	27,385	—	Dec-19	—	27,385	Open	(5)
Jefferson Mall	100%	4.75%	61,943	4,456	Jun-22	—	58,176	Open
Northwoods Mall	100%	5.08%	63,772	4,743	Apr-22	—	60,292	Open
The Outlet Shoppes at Gettysburg	50%	4.80%	37,140	2,422	Oct-25	—	32,927	Open
The Outlet Shoppes at Laredo	65%	4.34%	41,950	3,583	May-21	—	39,400	Open	(6)	(7)
Park Plaza	100%	5.28%	78,339	7,165	Apr-21	—	74,428	Open
Parkdale Mall & Crossing	100%	5.85%	75,826	7,241	Mar-21	—	72,447	Open
Parkway Place	100%	6.50%	33,290	1,878	Jul-20	—	32,661	Open
Southpark Mall	100%	4.85%	58,431	4,240	Jun-22	—	54,924	Open
Valley View Mall	100%	6.50%	51,514	2,907	Jul-20	—	50,544	Open
Volusia Mall	100%	4.56%	48,626	4,608	May-24	—	37,194	Open
WestGate Mall	100%	4.99%	32,773	2,803	Jul-22	—	29,670	Open
			1,346,988	99,943			1,259,662
Other Properties:
CBL Center	92%	5.00%	17,001	1,651	Jun-22	—	14,949	Open	(8)
Hamilton Crossing & Expansion	92%	5.99%	8,522	819	Apr-21	—	8,122	Open	(9)
			25,523	2,470			23,071
Construction Loan:
Brookfield Square Anchor Redevelopment	100%	4.60%	29,400	1,350	Oct-21	Oct-22	29,400	Open	(10)
Operating Partnership Debt:
Secured credit facility:
Secured line of credit ($685,000 capacity)	100%	3.94%	310,925	12,254	Jul-23	—	310,925	Open	(11)

Secured term loan	100%	3.94%	465,000	18,321	Jul-23	—	465,000	Open	(11)
Senior unsecured Notes:
2023 Notes	100%	5.25%	450,000	23,625	Dec-23	—	450,000	Open
2024 Notes	100%	4.60%	300,000	13,800	Oct-24	—	300,000	Open
2026 Notes	100%	5.95%	625,000	37,188	Dec-26	—	625,000	Open
			1,375,000	74,613			1,375,000
Unamortized Discounts, net			(9,673)	—			—		(12)
Total Consolidated Debt			$3,543,163	$208,951			$3,463,058
Unconsolidated Debt

Malls:
Coastal Grand	50%	4.09%	$108,028	$6,958	Aug-24	—	$95,230	Open

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/19 (1)	2020 Annual Debt Service (2)	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity (2)	Open to Prepayment Date (3)	Footnote
CoolSprings Galleria	50%	4.84%	151,220	9,803	May-28	—	125,774	Feb-28
Friendly Shopping Center	50%	3.48%	92,599	5,375	Apr-23	—	85,203	Open
Oak Park Mall	50%	3.97%	265,164	15,755	Oct-25	—	231,459	Open
The Outlet Shoppes at Atlanta	50%	4.90%	71,692	5,095	Nov-23	—	65,036	Open
The Outlet Shoppes at Atlanta (Phase II)	50%	4.26%	4,443	68	Feb-20	—	4,421	Open	(13)	(14)
The Outlet Shoppes at El Paso	50%	5.10%	73,727	4,888	Oct-28	—	61,342	Jul-28
The Outlet Shoppes of the Bluegrass	50%	4.05%	70,148	4,464	Dec-24	—	61,316	Open
The Outlet Shoppes of the Bluegrass (Phase II)	50%	4.19%	9,242	381	Jul-20	—	9,102	Open	(14)
The Shops at Friendly Center	50%	3.34%	60,000	2,004	Apr-23	—	60,000	Feb-19
West County Center	50%	3.40%	174,767	10,111	Dec-22	—	162,270	Open
York Town Center	50%	4.90%	30,668	2,657	Feb-22	—	28,293	Open
			1,111,698	67,559			989,446
Other Properties:
Ambassador Town Center	65%	3.22%	43,623	2,840	Jun-23	—	38,866	Open	(15)	(16)
Ambassador Town Center Infrastructure Improvements	65%	3.74%	10,050	945	Aug-20	—	9,360	Open	(17)	(18)
Coastal Grand Outparcel	50%	4.09%	5,213	336	Aug-24	—	4,595	Open	(18)
Fremaux Town Center (Phase I)	65%	3.70%	66,501	4,480	Jun-26	—	52,130	Open	(15)
Hammock Landing (Phase I)	50%	3.94%	39,807	2,330	Feb-21	Feb-23	38,897	Open	(6)	(15)
Hammock Landing (Phase II)	50%	3.94%	15,647	968	Feb-21	Feb-23	15,227	Open	(6)	(15)
The Pavilion at Port Orange	50%	3.94%	54,071	3,221	Feb-21	Feb-23	52,769	Open	(6)	(15)
The Shoppes at Eagle Point	50%	4.53%	35,189	1,289	Oct-20	Oct-22	35,189	Open	(6)	(15)
York Town Center - Pier 1	50%	4.45%	1,196	105	Feb-22	—	1,088	Open	(6)	(18)
			271,297	16,514			248,121
Construction Loans:
EastGate Mall Self-Storage	50%	4.45%	6,219	276	Dec-22	—	6,219	Open	(6)	(18)(19)
Mid Rivers Mall Self Storage	50%	4.46%	5,604	249	Apr-23	—	5,385	Open	(6)	(18)(20)
Parkdale Self Storage	50%	5.25%	2,688	134	Jul-24	—	2,563	Jul-22	(6)(14)	(18)(21)
Springs at Port Orange	44%	4.04%	21,077	809	Dec-21	—	21,077	Open	(6)	(18)
			35,588	1,468			35,244

Total Unconsolidated Debt			$1,418,583	$85,541			$1,272,811
Total Consolidated and Unconsolidated Debt			$4,961,746	$294,492			$4,735,869
Company's Pro-Rata Share of Total Debt			$4,250,156	$251,130					(22)

(1)	The amount listed includes 100% of the loan amount even though the Operating Partnership may have less than a 100% ownership interest in the Property.
(2)	Assumes extension option will be exercised, if applicable.
(3)	Prepayment premium is based on yield maintenance or defeasance.
(4)	Greenbrier Mall - The loan secured by this mall is in default as of December 31, 2019.
(5)	Hickory Point Mall - The loan secured by this mall is in default as of December 31, 2019.
(6)	The interest rate is variable at various spreads over LIBOR priced at the rates in effect at December 31, 2019. The note is prepayable at any time without prepayment penalty.
(7)

The Outlet Shoppes at Laredo - The interest rate will be reduced to LIBOR plus 2.25% once certain debt and operational metrics are met.  The Operating Partnership owns less than 100% of the Property but guarantees 100% of the debt.

(8)	CBL Center consists of our two corporate office buildings.
(9)	Property type is an associated center.
(10)

Brookfield Square Anchor Redevelopment - The $29,400 construction loan closed in October 2018 to fund the redevelopment of a former Sears location at Brookfield Square.  The loan is interest only at a variable rate of LIBOR plus 2.90%.  The loan matures October 2021, and has a one-year extension option, at our election, which is contingent on meeting specific debt and operational metrics.

(11)	Secured credit facility - As of December 31, 2019, the variable interest rate is LIBOR plus 2.25%.
(12)	Represents bond discounts.
(13)	The Outlet Shoppes at Atlanta (Phase II) - the interest rate will be reduced to a spread of LIBOR plus 2.35% once certain debt and operational metrics are met.
(14)	The Operating Partnership owns less than 100% of the Property but guarantees 100% of the debt.
(15)	Property type is a community center.
(16)

Ambassador Town Center - The unconsolidated affiliate has an interest rate swap on a notional amount of $43,623, amortizing to $38,866 over the term of the swap, to effectively fix the interest rate on the variable-rate loan. Therefore, this amount is currently reflected as having a fixed rate. The swap terminates in June 2023.

(17)

Ambassador Town Center Infrastructure Improvements - The loan requires an annual principal payment of $690 in 2020.  The joint venture has an interest rate swap on a notional amount of $10,050, amortizing to $9,360 over the term of the swap, to effectively fix the interest rate on the variable rate loan.  Therefore, this amount is currently reflected as having a fixed rate.  The swap terminates in August 2020.  The Operating Partnership owns less than 100% of the Property but guarantees 100% of the debt.

(18)	Property type is Other.
(19)

EastGate Mall - Self-Storage Development - The loan is interest-only through November 2020.  Thereafter, monthly payments of $10, in addition to interest, will be due.  The interest rate will be reduced to a variable rate of LIBOR plus 2.35% once construction is complete and certain debt and operational metrics are met.

(20)	Mid Rivers Mall - Self-Storage Development - The $5,987 construction loan is interest only through May 2021.
(21)	Parkdale Mall - Self Storage Development - The $6,500 construction loan bears interest at the greater of 5.25% or LIBOR plus 2.80%.
(22)

Represents the Company's pro rata share of debt, including our share of unconsolidated affiliates' debt and excluding noncontrolling interests' share of consolidated debt on shopping center properties.

The following is a reconciliation of consolidated debt to our pro rata share of total debt, including unamortized deferred financing costs (in thousands):

Total consolidated debt	$3,543,163
Noncontrolling interests' share of consolidated debt	(30,658)
Company's share of unconsolidated debt	737,651
Unamortized deferred financing costs	(18,681)
Company's pro rata share of total debt	$4,231,475

Other than our property-specific mortgage or construction loans, there are no material liens or encumbrances on our Properties. See Note 7 and Note 8 to the consolidated financial statements for additional information regarding property-specific indebtedness and construction loans.

ITEM 3. LEGAL PROCEEDINGS

Litigation

In April 2019, the Company entered into a settlement agreement and release with respect to the class action lawsuit filed on March 16, 2016 in the United States District Court for the Middle District of Florida by Wave Lengths Hair Salons of Florida, Inc. d/b/a Salon Adrian. The settlement agreement stated that the Company had to set aside a common fund with a monetary and non-monetary value of $90.0 million to be disbursed to class members in accordance with an agreed-upon formula that is based upon aggregate damages of $60.0 million. The Court granted final approval to the proposed settlement on August 22, 2019. Class members are comprised of past and current tenants at certain of the Company's shopping centers that it owns or formerly owned during the class period, which extended from January 1, 2011 through the date of preliminary court approval. Class members who are past tenants and made a claim pursuant to the Court's order will receive payment of their claims in cash. Class members who are current tenants will receive monthly credits against rents and future charges, beginning no earlier than January 1, 2020 and continuing for the following five years. Any amounts under the settlement allocated to tenants with outstanding amounts payable to the Company, including tenants which have declared bankruptcy or declare bankruptcy over the relevant period, will first be deducted from the amounts owed to the Company. All attorney’s fees and associated costs to be paid to class counsel (up to a maximum of $28.0 million), any incentive award to the class representative (up to a maximum of $50,000), and class administration costs (which are expected to not exceed $100,000), have or will be funded by the common fund, which has been approved by the Court. Under the terms of the settlement agreement, the Company did not pay any dividends to holders of its common shares payable in the third and fourth quarters of 2019. The settlement agreement does not restrict the Company's ability to declare dividends payable in 2020 or in subsequent years. The Company recorded an accrued liability and corresponding litigation settlement expense of $88.2 million in the three months ended March 31, 2019 related to the settlement agreement. The Company reduced the accrued liability by $26.4 million, a majority of which was related to past tenants that did not submit a claim pursuant to the terms of the settlement agreement with the remainder relating to tenants that either opted out of the lawsuit or waived their rights to their respective settlement amounts. The Company also reduced the accrued liability $23.1 million related to attorney and administrative fees that were paid pursuant to the settlement agreement (see Note 15 ). The Company received document requests in the third quarter, in the form of subpoenas, from the Securities and Exchange Commission and the Department of Justice regarding the Wave Lengths Hair Salons of Florida, Inc. litigation and other related matters. The Company is continuing to cooperate in these matters.

Securities Litigation

The Company and certain of its officers and directors have been named as defendants in three putative securities class action lawsuits (collectively, the “Securities Class Action Litigation”), each filed in the United States District Court for the Eastern District of Tennessee, on behalf of all persons who purchased or otherwise acquired the Company’s securities during a specified period of time. The first such lawsuit, captioned Paskowitz v. CBL & Associates Properties, Inc., et al. , 1:19-cv-00149-JRG-CHS, was filed on May 17, 2019, and asserts claims on behalf of persons or entities that purchased CBL securities between November 8, 2017 and March 26, 2019, inclusive. The second such lawsuit, captioned Williams v. CBL & Associates Properties, Inc., et al. , 1:19-cv-00181, was filed on June 21, 2019, and asserts claims on behalf of persons or entities that purchased CBL securities between April 29, 2016 and March 26, 2019, inclusive. The third such lawsuit, captioned Merelles v. CBL & Associates Properties, Inc., et al. , 1:19-CV-00193, was filed on July 2, 2019, and asserts claims on behalf of persons or entities that purchased CBL securities between July 29, 2014 and March 26, 2019. The Court consolidated these cases on July 17, 2019, under the caption In re CBL & Associates Properties, Inc. Securities Litigation , 1:19-cv-00149-JRG-CHS. After plaintiff Laurence Paskowitz voluntarily dismissed his case on July 25, 2019, the Court re-consolidated the two remaining cases under the caption In re CBL & Associates Properties, Inc. Securities Litigation , 1:19-cv-00181-JRG-CHS, on August 2, 2019. On September 26, 2019, the Merelles complaint was voluntarily dismissed.

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

Certain of the Company’s current and former directors and officers have been named as defendants in eight shareholder derivative lawsuits (collectively, the “Derivative Litigation”). On June 4, 2019, a shareholder filed a putative derivative complaint captioned Robert Garfield v. Stephen D. Lebovitz et al. , 1:19-cv-01038-LPS, in the United States District Court for the District of Delaware (the “ Garfield Derivative Action”), purportedly on behalf of the Company against certain of its officers and directors. On June 24, 2019, September 5, 2019 and September 25, 2019, respectively, other shareholders filed three additional putative derivative complaints, each in the United States District Court for the District of Delaware, captioned as follows: Robert Cohen v. Stephen D. Lebovitz et al. , 1:19-cv-01185-LPS (the “ Cohen Derivative Action”); Travis Lore v. Stephen D. Lebovitz et al. , 1:19-cv-01665-LPS (the “ Lore Derivative Action”), and City of Gainesville Cons. Police Officers’ and Firefighters Retirement Plan v. Stephen D. Lebovitz et al. , 1:19-cv-01800 (the “ Gainesville Derivative Action”), each asserting substantially similar claims purportedly on behalf of the Company against similar defendants. The Court consolidated the Garfield Derivative Action and the Cohen Derivative Action on July 17, 2019, under the caption In re CBL & Associates Properties, Inc. Derivative Litigation , 1:19-cv-01038-LPS (the " Consolidated Derivative Action"). On July 25, 2019, the Court stayed proceedings in the Consolidated Derivative Action pending resolution of an eventual motion to dismiss in the Securities Class Action Litigation. On October 14, 2019, the parties to the Gainesville Derivative Action and the Lore Derivative Action filed a joint stipulation and proposed order confirming that each of those cases is subject to the consolidation order previously entered by the Court in the Consolidated Derivative Action and that further proceedings in those cases are stayed pending resolution of an eventual motion to dismiss in the Securities Class Action Litigation. On July 22, 2019, a shareholder filed a putative derivative complaint captioned Shebitz v. Lebovitz et al. , 1:19-cv-00213, in the United States District Court for the Eastern District of Tennessee (the “ Shebitz Derivative Action”); on January 10, 2020, a shareholder filed a putative derivative complaint captioned Chatman v. Lebovitz, et al., 2020-0011-JTL, in the Delaware Chancery Court (the “Chatman Derivative Action”); on February 12, 2020, a shareholder filed a putative derivative complaint captioned Kurup v. Lebovitz, et al., 2020-0070-JTL, in the Delaware Chancery Court (the “ Kurup Derivative Action”); and on February 26, 2020, a shareholder filed a putative derivative complaint captioned Kemmer v. Lebovitz, et al., 1:20-cv-00052, in the United States District Court for the Eastern District of Tennessee (the “ Kemmer Derivative Action”), each asserting substantially similar claims purportedly on behalf of the Company against similar defendants. On October 7, 2019, the Court stayed the Shebitz Derivative Action, pending resolution of an eventual motion to dismiss in the related Securities Class Action Litigation; the Company anticipates the Chatman, Kurup, and Kemmer Derivative Actions to be stayed as well.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock of CBL & Associates Properties, Inc. is traded on the New York Stock Exchange.  The stock symbol is “CBL”. There were approximately 797 shareholders of record for our common stock as of February 28, 2020.

During 2019, our board of directors suspended all future dividends with respect to the Company’s outstanding common stock and preferred stock, as well as distributions with respect to the Operating Partnership’s outstanding units of partnership interest, subject to quarterly review. Future dividend distributions are subject to our actual results of operations, taxable income, economic conditions, issuances of common stock and such other factors as our board of directors deems relevant. For additional information, see discussion presented under the subheading “Dividends – CBL” in Note 9 of this report. Our actual results of operations will be affected by a number of factors, including the revenues received from the Properties, our operating expenses, interest expense, unanticipated capital expenditures and the ability of the Anchors and tenants at the Properties to meet their obligations for payment of rents and tenant reimbursements.

See Part III , Item 12 contained herein for information regarding securities authorized for issuance under equity compensation plans. The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
Oct. 1–31, 2019	—	$—	—	$—
Nov. 1–30, 2019	187	1.67	—	—
Dec. 1–31, 2019	—	—	—	—
Total	187	$1.67	—	$—

(1)	Represents shares surrendered to the Company by employees to satisfy federal and state income tax requirements related to the vesting of shares of restricted stock.
(2)

Represents the market value of the common stock on the vesting date for the shares of restricted stock, which was used to determine the number of shares required to be surrendered to satisfy income tax withholding requirements.

Operating Partnership Units

There is no established public trading market for the Operating Partnership’s common units. On February 28, 2020, the Operating Partnership had 26,073,966 common units outstanding (comprised of 3,269,446 special common units and 22,804,520 common units) held by 65 holders of record, excluding the 175,633,044 common units held by the Company.

During the three months ended December 31, 2019, the Operating Partnership canceled the 187 common units underlying the 187 shares of common stock that were surrendered for tax obligations in conjunction with the surrender to the Company of such shares, as described above. During 2019, the Operating Partnership elected to pay less than $0.1 million in cash, at a cost of $1.316 per unit, to a holder of 72,592 common units of limited partnership interest in the Operating Partnership upon the exercise of the holder's conversion rights.

ITEM 6. SELECTED FINANCIAL DATA (C BL & Associates Properties, Inc.)

(In thousands, except per share data)

	Year Ended December 31, (1)
	2019	2018	2017	2016	2015
Total revenues	$768,696	$858,557	$927,252	$1,028,257	$1,055,018
Total operating expenses	(853,945)	(774,835)	(694,690)	(774,629)	(777,434)
Total other expenses	(46,472)	(182,951)	(73,580)	(58,097)	(158,569)
Net income (loss)	(131,721)	(99,229)	158,982	195,531	119,015
Net (income) loss attributable to noncontrolling interests in:
Operating Partnership	23,683	19,688	(12,652)	(21,537)	(10,171)
Other consolidated subsidiaries	(739)	973	(25,390)	(1,112)	(5,473)
Net income (loss) attributable to the Company	(108,777)	(78,568)	120,940	172,882	103,371
Preferred dividends declared	(33,669)	(44,892)	(44,892)	(44,892)	(44,892)
Preferred dividends undeclared	(11,223)	—	—	—	—
Net income (loss) available to common shareholders	$(153,669)	$(123,460)	$76,048	$127,990	$58,479
Basic per share data attributable to common shareholders:
Net income (loss) attributable to common shareholders	$(0.89)	$(0.72)	$0.44	$0.75	$0.34
Weighted-average common shares outstanding	173,445	172,486	171,070	170,762	170,476
Diluted per share data attributable to common shareholders:
Net income (loss) attributable to common shareholders	$(0.89)	$(0.72)	$0.44	$0.75	$0.34
Weighted-average common and potential dilutive common shares outstanding	173,445	172,486	171,070	170,836	170,499
Amounts attributable to common shareholders:
Net income (loss) attributable to common shareholders	$(153,669)	$(123,460)	$76,048	$127,990	$58,479
Dividends declared per common share	$0.075	$0.675	$0.995	$1.060	$1.060

(1)

Please refer to Notes 5 , 7 and 16 to the consolidated financial statements for a description of acquisitions, joint venture transactions and impairment charges that have impacted the comparability of the financial information presented.

	December 31,
	2019	2018	2017	2016	2015
BALANCE SHEET DATA:
Net investment in real estate assets	$4,061,996	$4,785,526	$5,156,835	$5,520,539	$5,857,953
Total assets	4,622,346	5,340,853	5,704,808	6,104,640	6,479,991
Mortgage and other indebtedness, net	3,527,015	4,043,180	4,230,845	4,465,294	4,710,628
Redeemable noncontrolling interests	2,160	3,575	8,835	17,996	25,330
Total shareholders' equity	806,312	964,137	1,140,004	1,228,714	1,284,970
Noncontrolling interests	55,553	68,028	96,474	112,138	114,629
Total equity	861,865	1,032,165	1,236,478	1,340,852	1,399,599

	Year Ended December 31,
	2019	2018	2017	2016	2015
OTHER DATA:
Cash flows provided by (used in):
Operating activities	$273,408	$377,242	$430,397	$468,579	$495,015
Investing activities	24,586	(27,469)	(75,812)	9,988	(265,306)
Financing activities	(296,448)	(360,433)	(351,482)	(485,074)	(236,246)
FFO allocable to Operating Partnership common unitholders (1)	280,258	339,803	434,613	538,198	481,068
FFO allocable to common shareholders	242,844	293,658	373,028	460,052	410,592

(1)

Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for the definition of FFO, which does not represent cash flows from operations as defined by accounting principles generally accepted in the United States of America ("GAAP") and is not necessarily indicative of the cash available to fund all cash requirements.  A reconciliation of net income (loss) attributable to common shareholders to FFO allocable to Operating Partnership common unitholders is presented on page  70 .

ITEM 6. SELECTED FINANCIAL DATA (CBL & Associates Limited Partnership)

(In thousands, except per unit data)

	Year Ended December 31, (1)
	2019	2018	2017	2016	2015
Total revenues	$768,696	$858,557	$927,252	$1,028,257	$1,055,018
Total operating expenses	(853,945)	(774,835)	(694,690)	(774,629)	(777,434)
Total other expenses	(46,472)	(182,951)	(73,580)	(58,097)	(158,569)
Net income (loss)	(131,721)	(99,229)	158,982	195,531	119,015
Net (income) loss attributable to noncontrolling interests	(739)	973	(25,390)	(1,112)	(5,473)
Net income (loss) attributable to the Operating Partnership	(132,460)	(98,256)	133,592	194,419	113,542
Distributions to preferred unitholders declared	(33,669)	(44,892)	(44,892)	(44,892)	(44,892)
Distributions to preferred unitholders undeclared	(11,223)	—	—	—	—
Net income (loss) available to common unitholders	$(177,352)	$(143,148)	$88,700	$149,527	$68,650
Basic per unit data attributable to common unitholders:
Net income (loss) attributable to common unitholders	$(0.89)	$(0.72)	$0.45	$0.75	$0.34
Weighted-average common units outstanding	200,169	199,580	199,322	199,764	199,734
Diluted per unit data attributable to common unitholders:
Net income (loss) attributable to common unitholders	$(0.89)	$(0.72)	$0.45	$0.75	$0.34
Weighted-average common and potential dilutive common units outstanding	200,169	199,580	199,322	199,838	199,757
Amounts attributable to common unitholders:
Net income (loss) attributable to common unitholders	$(177,352)	$(143,148)	$88,700	$149,527	$68,650
Distributions per unit	$0.09	$0.71	$1.03	$1.09	$1.09

(1)

Please refer to Notes 5 , 7 and 16 to the consolidated financial statements for a description of acquisitions, joint venture transactions and impairment charges that have impacted the comparability of the financial information presented .

	December 31,
	2019	2018	2017	2016	2015
BALANCE SHEET DATA:
Net investment in real estate assets	$4,061,996	$4,785,526	$5,156,835	$5,520,539	$5,857,953
Total assets	4,622,706	5,341,217	5,705,168	6,104,997	6,840,430
Mortgage and other indebtedness, net	3,527,015	4,043,180	4,230,845	4,465,294	4,710,628
Redeemable interests	2,160	3,575	8,835	17,996	25,330
Total partners' capital	838,193	1,020,347	1,227,067	1,329,076	1,395,162
Noncontrolling interests	23,961	12,111	9,701	12,103	4,876
Total capital	862,154	1,032,458	1,236,768	1,341,179	1,400,038

	Year Ended December 31,
	2019	2018	2017	2016	2015
OTHER DATA:
Cash flows provided by (used in):
Operating activities	$273,405	$377,242	$430,405	$468,577	$495,022
Investing activities	24,586	(27,469)	(75,812)	9,988	(265,306)
Financing activities	(296,448)	(360,433)	(351,482)	(485,075)	(236,246)

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

We conduct substantially all of our business through the Operating Partnership. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a VIE. See Item 1. Business for a description of our Properties owned and under development as of December 31, 2019.

We had a net loss for the year ended December 31, 2019 of $131.7 million as compared to a net loss of $99.2 million in the prior-year period. The operating results of our Properties declined further in 2019 due to the ongoing challenges in the retail environment that have resulted in tenant bankruptcies, store closures and rental reductions for tenants with high occupancy costs. We recognized non-cash impairment losses of $239.5 million related to six malls and one community center and $61.8 million of expense related to a litigation settlement entered into in 2019, which were partially offset by gain on investments/deconsolidation of $67.2 million related to the sale of a portion of our interests in two joint ventures and a gain on extinguishment of debt of $71.7 million related to two Malls.

Same-center NOI (see below) decreased 6.5% as compared to the prior-year period. Stabilized mall same-center sales per square foot increased to $386 for the current year from $379 for the prior-year period. Diluted earnings per share ("EPS") attributable to common shareholders was ($0.89) per diluted share for the year ended December 31, 2019 as compared to $(0.72) per diluted share for the prior-year period. FFO, as adjusted, per diluted share (see below) decreased 21.4% for the year ended December 31, 2019 to $1.36 per diluted share as compared to $1.73 per diluted share in the prior-year period.

As our results for 2019 and guidance for 2020 indicate, we are facing ongoing challenges, including heightened bankruptcy and store closure activity from retailers as they struggle to succeed in an increasingly competitive and fast-changing industry. Revenues and occupancy were significantly impacted by retailer bankruptcies, store closings, including the liquidation or reorganization of several major retailers, and rent reductions for tenants with high occupancy costs.

Average leasing spreads for comparable space under 10,000 square feet in our stabilized malls were down 8.6% for leases signed in 2019, including a 11.5% decrease in renewal lease rates and a 9.1% increase for new leases. Average annual base rents for our same-center malls also decreased to $31.85 per square foot as of December 31, 2019 compared to $32.64 per square foot for the prior-year period.

In 2019 we continued to execute our strategy to transform our properties into suburban town centers, primarily through the re-tenanting of former anchor locations as well as diversification of in-line tenancy. We also significantly extended our debt maturity schedule by replacing our unsecured credit facilities and unsecured term loans with a new $1.185 billion secured facility with 16 banks that closed in January 2019, which provides us the flexibility to execute on our operational and redevelopment goals. See Liquidity and Capital Resources section for more information. While the industry and our Company continue to face challenges, some of which may not be in our control, we believe that the strategies in place to redevelop our Properties and diversify our tenant mix will contribute to stabilization of our portfolio and revenues in future years.

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

Results of Operations

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

Properties that were in operation for the entire year during both 2019 and 2018 are referred to as the “2019 Comparable Properties.” Since January 1, 2018, we have opened two self-storage facilities and one community center as follows:

Property	Location	Date Opened
EastGate Mall - CubeSmart Self-storage (1)	Cincinnati, OH	September 2018
The Shoppes at Eagle Point (1)	Cookeville, TN	November 2018
Mid Rivers Mall – CubeSmart Self-storage (1)	St. Peters, MO	January 2019

(1)

A 50/50 joint venture that is accounted for using the equity method of accounting and is included in equity in earnings of unconsolidated affiliates in the accompanying consolidated statements of operations.

Revenues

	Total for the Year Ended December 31,			Comparable Properties
	2019	2018	Change	Core	Non-core	New	Dispositions	Change
Rental revenues	$736,878	$829,113	$(92,235)	$(52,041)	$(1,817)	$—	$(38,377)	$(92,235)
Management, development and leasing fees	9,350	10,542	(1,192)	(1,192)	—	—	—	(1,192)
Other	22,468	18,902	3,566	3,743	50	—	(227)	3,566
Total revenues	$768,696	$858,557	$(89,861)	$(49,490)	$(1,767)	$—	$(38,604)	$(89,861)

Rental revenues from the Comparable Properties declined primarily due to store closures and rent concessions for tenants with high occupancy cost levels, including tenants that declared bankruptcy in 2019 and 2018.

The decrease in management, development and leasing fees of $1.2 million was primarily due to terminated contracts for properties that we were managing for third-party owners.

The increase in other revenues of $3.6 million was primarily due to one-time payments from third parties to waive certain restrictions related to prior transactions.

Operating Expenses

	Total for the Year Ended December 31,			Comparable Properties
	2019	2018	Change	Core	Non-core	New	Dispositions	Change
Property operating	108,905	$122,017	$(13,112)	$(5,783)	$(87)	$—	$(7,242)	$(13,112)
Real estate taxes	75,465	82,291	(6,826)	(4,301)	(144)	—	(2,381)	(6,826)
Maintenance and repairs	46,282	48,304	(2,022)	1,222	(206)	—	(3,038)	(2,022)
Property operating expenses	230,652	252,612	(21,960)	(8,862)	(437)	—	(12,661)	(21,960)
Depreciation and amortization	257,746	285,401	(27,655)	(12,252)	(2,705)	—	(12,698)	(27,655)
General and administrative	64,181	61,506	2,675	2,675	—	—	—	2,675
Loss on impairment	239,521	174,529	64,992	152,810	25,221	—	(113,039)	64,992
Litigation settlement	61,754	—	61,754	61,754	—	—	—	61,754
Other	91	787	(696)	(696)	—	—	—	(696)
Total operating expenses	$853,945	$774,835	$79,110	$195,429	$22,079	$—	$(138,398)	$79,110

Property operating expenses at the Comparable Properties decreased primarily due to a change in the classification of bad debt expense as a result of the adoption of ASC 842 effective January 1, 2019. Bad debt expense of $4.8 million was included in property operating expenses for the year ended December 31, 2018; however, beginning January 1, 2019, rental revenues that are estimated to be uncollectable are reflected as a decrease in rental revenues. For the year ended December 31, 2019, we recognized $3.5 million as a reduction to rental revenues for amounts that are estimated to be uncollectable, substantially all of which was related to the Comparable Properties. The remaining decrease in property operating expenses of the Comparable Properties was primarily due to maintenance and repairs, marketing and payroll expenses. Real estate tax expense declined as a number of the Comparable Properties experienced reductions in real estate taxes in their respective markets.

The $15.0 million decrease in depreciation and amortization expense of the Comparable Properties is primarily due to write-offs of tenant improvements and intangible lease assets related to store closings in the prior year period, as well as a lower basis in depreciable assets resulting from impairments recorded in 2018 and 2019.

General and administrative expenses increased $2.7 million primarily due to higher legal expense related to litigation and adopting the new leasing standard in 2019, which resulted in discontinuing capitalizing the cost of leasing personnel for development and redevelopment projects, which were partially offset by reductions in salary and stock compensation costs.

During 2019, we recognized $239.5 million of loss on impairment of real estate to write down the book value of six malls and one community center. During 2018, we recognized $174.5 million of loss on impairment of real estate to write down the book value of five malls and undeveloped land. See Note 16 to the consolidated financial statements for additional information on these impairments.

During 2019, we recognized $61.8 million of litigation settlement expense related to the settlement of a class action lawsuit. See Note 15 to the consolidated financial statements for more information.

Other Income and Expenses

Interest and other income increased $0.9 million in 2019 compared to the prior-year period primarily due to additional interest income received related to a mortgage note receivable that was retired in the current year.

Interest expense decreased $13.8 million in 2019 compared to the prior-year period. The decrease was primarily due to a $13.5 million decrease in property-level interest expense, including default interest expense, due to dispositions of encumbered properties during 2019 and a paydown in May 2019 of a portion of the loan that is secured by The Outlet Shoppes at Laredo. This decrease was partially offset by an increase of $3.2 million in corporate-level interest expense due to higher variable rates on our corporate-level debt as compared to the prior-year, partially related to the higher interest rate on our new secured credit facility as compared with the previous credit facility, as well as increases in LIBOR.

During 2019, we recorded $71.7 million of gain on extinguishment of debt related to two malls. We transferred Acadiana Mall to the lender in satisfaction of the non-recourse debt secured by the property. We sold Cary Towne Center and used the net proceeds from the sale to satisfy a portion of the non-recourse loan that secured the property. The remaining principal balance was forgiven.

During 2019, we recorded $67.2 million of gain on deconsolidation related to The Outlet Shoppes at El Paso and The Outlet Shoppes at Atlanta. See Note 7 for more information.

The income tax provision of $3.2 million in 2019 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current tax provision of $0.5 million and a deferred tax provision of $2.7 million. The income tax benefit of $1.6 million in 2018 consists of a current tax provision of $1.3 million and a deferred tax benefit of $2.9 million.

Equity in earnings of unconsolidated affiliates decreased by $9.7 million during 2019 compared to the prior-year period. The decrease was primarily due to an increase in depreciation and amortization expense related to the retirement of certain real estate assets and decreases in rental revenues at several malls primarily due to store closures and rent concessions for tenants with high occupancy cost levels, including tenants in bankruptcy.

In 2019, we recognized $16.3 million of gain on sales of real estate assets primarily related to the sale of two centers, a hotel, an office building and seven outparcels. In 2018, we recognized a $19.0 million gain on sales of real estate assets, which included $7.5 million for the sale of four operating properties and $11.5 million related to the sale of 12 outparcels.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2018 for a comparison of the year ended December 31, 2018 to the year ended December 31, 2017.

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

We include a Property in our same-center pool when we have owned all or a portion of the Property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year ended December 31, 2018 and the current year ended December 31, 2019. New Properties are excluded from same-center NOI, until they meet these criteria. Properties excluded from the same-center pool, which would otherwise meet these criteria, are Properties that are being repositioned or Properties where we are considering alternatives for repositioning, where we intend to renegotiate the terms of the debt secured by the related Property or return the Property to the lender. Greenbrier Mall and Hickory Point Mall were classified as Lender Malls as of December 31, 2019.

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net income (loss) for the years ended December 31, 201 9 and 201 8 is as follows (in thousands):

	Year Ended December 31,
	2019	2018
Net loss	$(131,720)	$(99,229)
Adjustments: (1)
Depreciation and amortization	298,989	318,658
Interest expense	227,151	237,892
Abandoned projects expense	91	787
Gain on sales of real estate assets	(16,901)	(20,608)
Gain on extinguishment of debt	(71,722)	—
Gain on investments/deconsolidation	(67,242)	—
Loss on impairment	239,521	174,529
Litigation settlement	61,754	—
Income tax provision (benefit)	3,153	(1,551)
Lease termination fees	(3,794)	(10,105)
Straight-line rent and above- and below-market rent	(6,781)	3,387
Net (income) loss attributable to noncontrolling interests in other consolidated subsidiaries	(739)	973
General and administrative expenses	64,181	61,506
Management fees and non-property level revenues	(12,203)	(14,143)
Operating Partnership's share of property NOI	583,738	652,096
Non-comparable NOI	(21,648)	(51,131)
Total same-center NOI	$562,090	$600,965

(1)

Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated Properties.

Same-center NOI decreased $38.9 million for the year ended December 31, 2019 compared to 2018. The NOI decline of 6.5% for 2019 was driven by a decline in total revenue of $48.8 million offset by a $9.9 million decline in total operating expenses. Rental revenues declined $58.0 million during 2019 primarily due to the impact of store closures and rent concessions for tenants with high occupancy cost levels, including tenants that declared bankruptcy. The decrease in rental revenues includes the impact of $4.8 million of uncollectable revenues, which was formerly categorized as bad debt expense included in property operating expense in the prior-year period. The $9.9 million decrease in total operating expenses was primarily driven by bad debt expense of $5.0 million in the prior-year period and a decrease in real estate tax expense of $4.2 million.

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

We derive the majority of our revenues from the Mall Properties. The sources of our revenues by property type were as follows:

	Year Ended December 31,
	2019	2018
Malls	91.0%	91.2%
Other Properties	9.0%	8.8%

Mall Store Sales

Mall store sales include reporting mall tenants of 10,000 square feet or less for Stabilized Malls and exclude license agreements, which are retail contracts that are temporary or short-term in nature and generally last more than three months but less than twelve months. The following is a comparison of our same-center sales per square foot for Mall tenants of 10,000 square feet or less:

	Year Ended December 31,
	2019	2018	% Change
Stabilized mall same-center sales per square foot	$386	$379	2%
Stabilized mall sales per square foot	$386	$377	2%

Occupancy

Our portfolio occupancy is summarized in the following table (1):

	As of December 31,
	2019	2018
Total portfolio	91.2%	93.1%
Malls:
Total Mall portfolio	89.8%	91.8%
Same-center Malls	89.8%	91.9%
Stabilized Malls	90.0%	92.1%
Non-stabilized Malls (2)	83.8%	76.7%
Other Properties:	96.0%	97.4%
Associated centers	95.6%	97.4%
Community centers	96.0%	97.2%

(1)	As noted in Item 2. Properties , excluded Properties are not included in occupancy metrics.
(2)	Represents occupancy for The Outlet Shoppes at Laredo as of December 31, 2019 and December 31, 2018.

Bankruptcy-related store closures impacted 2019 occupancy by approximately 398 basis points or 702,000 square feet.

Leasing

The following is a summary of the total square feet of leases signed in the year ended December 31, 2019 as compared to the prior-year period:

	Year Ended December 31,
	2019	2018
Operating portfolio:
New leases	1,054,336	1,131,057
Renewal leases	2,502,001	2,627,560
Development portfolio:
New leases	306,688	441,594
Total leased	3,863,025	4,200,211

Average annual base rents per square foot are computed based on contractual rents in effect as of December 31, 201 9 and 201 8 , including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each Property type (1) :

	December 31,
	2019	2018
Malls:
Same-center Stabilized Malls	$31.85	$32.64
Stabilized Malls	31.95	32.59
Non-stabilized Malls (2)	24.25	25.02
Other Properties:	15.51	15.29
Associated centers	13.84	13.82
Community centers	17.04	16.72
Office buildings	19.04	17.22

(1)

As noted in Item 2. Properties , excluded Properties are not included in base rent. Average base rents for associated centers, community centers and office buildings include all leased space, regardless of size.

(2)	Represents average annual base rents for The Outlet Shoppes at Laredo as of December 31, 2019 and December 31, 2018.

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the year ended December 31, 2019 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (2)	% Change Average
All Property Types (1)	2,075,440	$36.75	$33.30	(9.4)%	$33.81	(8.0)%
Stabilized Malls	1,922,548	37.45	33.76	(9.9)%	34.25	(8.6)%
New leases	295,391	35.02	36.28	3.6%	38.21	9.1%
Renewal leases	1,627,157	37.90	33.30	(12.1)%	33.53	(11.5)%

(1)	Includes Stabilized Malls, associated centers, community centers and other.
(2)	Average gross rent does not incorporate allowable future increases for recoverable CAM expenses.

New and renewal leasing activity of comparable small shop space of less than 10,000 square feet for the year ended December 31, 2019 based on commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2019:
New	106	222,063	7.22	$42.86	$45.21	$44.07	$(1.21)	(2.7)%	$1.14	2.6%
Renewal	539	1,656,150	2.72	31.43	31.65	35.98	(4.55)	(12.6)%	(4.33)	(12.0)%
Commencement 2019 Total	645	1,878,213	3.46	32.78	33.26	36.94	(4.16)	(11.3)%	(3.68)	(10.0)%

Commencement 2020:
New	48	173,023	7.55	28.88	30.41	24.92	3.96	15.9%	5.49	22.0%
Renewal	217	667,644	2.73	30.06	30.37	34.50	(4.44)	(12.9)%	(4.13)	(12.0)%
Commencement 2020 Total	265	840,667	3.60	29.81	30.38	32.53	(2.72)	(8.4)%	(2.15)	(6.6)%

Total 2019/2020	910	2,718,880	3.50	$31.86	$32.37	$35.57	$(3.71)	(10.4)%	$(3.20)	(9.0)%

We are working to diversify and stabilize revenues. In recent months, we have opened 15 new tenants in former anchor locations, adding more productive, higher traffic-driving uses. Also, we have another dozen committed replacements either under construction or with planning underway. We are proactively reducing our exposure to apparel retailers with more than 76% of 2019 mall leasing completed with non-apparel tenants.

Liquidity and Ca pital Resources

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

During 2019, we reduced our total pro rata share of debt by $409.0 million excluding debt issuance costs. In addition to scheduled amortization, we sold Cary Towne Center and transferred Acadiana Mall to the lender, which resulted in a reduction of $163.5 million. We closed on $185.7 million in gross asset sales, which consisted of $137.1 million related to the sale of properties and outparcels and $48.6 million related to the sale of a portion of our interests in two joint ventures. In conjunction with the sale of our interests in these joint ventures, our partner assumed $30.0 million of related debt. Excess proceeds from the sales were used to retire debt. See Note 6 and Note 7 for additional information on dispositions.

In 2019, we entered into four unconsolidated construction loans totaling $38.3 million. We refinanced the loan secured by one of our consolidated malls to increase the principal balance to $50.0 million and used the net proceeds from the new loan to retire the existing $41.0 million loan. Also, we exercised an option to extend the loan secured by a consolidated mall to May 2021. In conjunction with the extension, a payment of $10.8 million was made to reduce the outstanding balance of the loan to $43.0 million, of which our joint venture partner funded its 35% share. See Note 7 and Note 8 to the consolidated financial statements for more information on 2019 loan activity.

In April 2019, we entered into a settlement agreement and release with respect to a class action lawsuit. Under the terms of the settlement agreement, we did not pay any dividends to holders of our common stock payable in the third and fourth quarters of 2019. Unrelated to the settlement agreement, the board of directors decided to suspend dividends in 2020, subject to quarterly review. See Note 15 to the consolidated financial statements for more information related to the settlement.

As of December 31, 2019, we had $310.9 million outstanding on our secured line of credit leaving $374.1 million of availability, after considering outstanding letters of credit of $4.8 million, as well as unrestricted cash and cash equivalents of $32.8 million. Our total pro rata share of debt at December 31, 2019 was $4.3 billion. Our consolidated unencumbered properties generated approximately 27.4% of total consolidated NOI for the year ended December 31, 2019 (excluding dispositions and Excluded Malls).

We derive the majority of our revenues from leases with retail tenants, which have historically been the primary source for funding short-term liquidity and capital needs such as operating expenses, debt service, tenant construction allowances, recurring capital expenditures, dividends and distributions. We believe that the cash flows generated from our operations, combined with our debt and equity sources, including but not limited to, the availability under our secured line of credit , the suspension of dividends on our preferred stock and common stock and proceeds from dispositions will, for the foreseeable future, provide adequate liquidity to meet our cash needs. In addition to these factors, subject to market conditions, we have options available to us to generate additional liquidity, including but not limited to, debt and equity offerings, joint venture investments, issuances of noncontrolling interests in our Operating Partnership, and decreasing expenditures related to tenant construction allowances and other capital expenditures. We also generate revenues from sales of peripheral land at our properties and from sales of real estate assets when it is determined that we can realize an optimal value for the assets.

Cash Flows - Operating, Investing and Financing Activities

There was $59.1 million of cash, cash equivalents and restricted cash as of December 31, 2019, an increase of $1.6 million from December 31, 2018. Of this amount, $32.8 million was unrestricted cash as of December 31, 2019. Our net cash flows are summarized as follows (in thousands):

	Year Ended December 31,
	2019	2018	Change
Net cash provided by operating activities	$273,408	$377,242	$(103,834)
Net cash provided by (used in) investing activities	24,586	(27,469)	52,055
Net cash used in financing activities	(296,448)	(360,433)	63,985
Net cash flows	$1,546	$(10,660)	$12,206

Cash Provided by Operating Activities

•

Cash provided by operating activities during 2019 decreased $103.8 million to $273.4 million from $377.2 million during 2018. The decrease in operating cash flows was primarily due to a decline in rental revenues related to store closures and rent concessions for tenants with high occupancy cost levels, including tenants in bankruptcy, properties that were disposed of and payment of amounts under the class action litigation settlement.

Cash Provided by (Used in) Investing Activities

•

Cash provided by investing activities during 2019 was $24.6 million, representing a $52.1 million difference as compared to cash used by investing activities of $27.5 million in the prior-year period. The cash inflow for 2019 was primarily related to a greater amount of proceeds from sales in the current year combined with lower cash paid for capital expenditures as we continue to focus on controlling such expenditures. These increases were partially offset by a lower amount of distributions from unconsolidated affiliates in 2019 as we received a distribution from an unconsolidated affiliate in 2018 related to excess proceeds from the refinancing of a mortgage loan.

Cash Used in Financing Activities

•

Cash flows used in financing activities during 2019 was $296.4 million as compared to $360.4 million in the prior-year period. The reduction in our common and preferred stock dividend resulted in savings in dividends and distributions paid to common and preferred shareholders and the noncontrolling interest holders in the Operating Partnership. This was partially offset by the additional principal payments on debt and the payment of deferred financing costs, which were mostly related to our new secured credit facility.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2018 for a comparison of the year ended December 31, 2018 to the year ended December 31, 2017.

Debt of the Company

CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that it has a direct or indirect ownership interest in, is the borrower on all of our debt.

CBL is a limited guarantor of the Notes, as described in Note 8 to the consolidated financial statements, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. We also provide a similar limited guarantee of the Operating Partnership's obligations with respect to our secured credit facility as of December 31, 2019.

Debt of the Operating Partnership

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated Properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

December 31, 2019:	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating Properties (2)	$1,330,561	$(30,658)	$623,193	$1,923,096	4.88%
Recourse loans on operating Properties (3)	—	—	10,050	10,050	3.74%
Senior unsecured notes due 2023 (4)	447,894	—	—	447,894	5.25%
Senior unsecured notes due 2024 (5)	299,960	—	—	299,960	4.60%
Senior unsecured notes due 2026 (6)	617,473	—	—	617,473	5.95%
Total fixed-rate debt	2,695,888	(30,658)	633,243	3,298,473	5.10%
Variable-rate debt:
Recourse loans on operating Properties	41,950	—	69,046	110,996	4.13%
Construction loans	29,400	—	35,362	64,762	4.45%
Secured line of credit (7)	310,925	—	—	310,925	3.94%
Secured term loan (7)	465,000	—	—	465,000	3.94%
Total variable-rate debt	847,275	—	104,408	951,683	4.00%
Total fixed-rate and variable-rate debt	3,543,163	(30,658)	737,651	4,250,156	4.86%
Unamortized deferred financing costs	(16,148)	318	(2,851)	(18,681)
Total mortgage and other indebtedness, net	$3,527,015	$(30,340)	$734,800	$4,231,475

December 31, 2018:	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating Properties (2)	$1,783,097	$(94,361)	$540,068	$2,228,804	5.01%
Recourse loans on operating Properties (3)	—	—	10,605	10,605	3.74%
Senior unsecured notes due 2023 (4)	447,423	—	—	447,423	5.25%
Senior unsecured notes due 2024 (5)	299,953	—	—	299,953	4.60%
Senior unsecured notes due 2026 (6)	616,635	—	—	616,635	5.95%
Total fixed-rate debt	3,147,108	(94,361)	550,673	3,603,420	5.16%
Variable-rate debt:
Recourse loans on operating Properties	68,607	—	96,012	164,619	4.91%
Construction loans	8,172	—	3,892	12,064	5.20%
Unsecured lines of credit (7)	183,972	—	—	183,972	3.90%
Unsecured term loans (7)	695,000	—	—	695,000	4.21%
Total variable-rate debt	955,751	—	99,904	1,055,655	4.28%
Total fixed-rate and variable-rate debt	4,102,859	(94,361)	650,577	4,659,075	4.96%
Unamortized deferred financing costs	(15,963)	804	(2,687)	(17,846)
Liabilities related to assets held for sale (8)	(43,716)	—	—	(43,716)
Total mortgage and other indebtedness, net	$4,043,180	$(93,557)	$647,890	$4,597,513

(1)	Weighted-average interest rate includes the effect of debt premiums and discounts, but excludes amortization of deferred financing costs.
(2)

An unconsolidated affiliate has an interest rate swap on a notional amount of $43,623 as of December 31, 2019 and $44,863 as of December 31, 2018 related to a variable-rate loan on Ambassador Town Center to effectively fix the interest rate on this loan to a fixed-rate of 3.22%.

(3)

An unconsolidated affiliate has an interest rate swap on a notional amount of $10,050 as of December 31, 2019 and $10,605 as of December 31, 2018 related to a variable-rate loan on Ambassador Town Center – Infrastructure Improvements to effectively fix the interest rate on this loan to a fixed-rate of 3.74%.

(4)	The balance is net of an unamortized discount of $2,106 and $2,577 as of December 31, 2019 and 2018, respectively.
(5)	The balance is net of an unamortized discount of $40 and $47 as of December 31, 2019 and 2018, respectively.
(6)	The balance is net of an unamortized discount of $7,527 and $8,365 as of December 31, 2019 and 2018, respectively.
(7)	We replaced our unsecured lines of credit and unsecured terms loans in January 2019 with a new secured senior credit facility.
(8)	Represents a $43,716 non-recourse mortgage loan secured by Cary Towne Center that was classified on the consolidated balance sheet as liabilities related to assets held for sale.

The following table presents our pro rata share of consolidated and unconsolidated debt as of December 31, 201 9 , excluding debt premiums and discounts, that is scheduled to mature in 20 20 (in thousands):

	Balance
Consolidated Properties:
Burnsville Center	$64,867
Parkway Place	33,290	(1)
Valley View Mall	51,514	(1)
	149,671
Unconsolidated Properties:
The Outlet Shoppes at Atlanta - Phase II	4,443
The Outlet Shoppes at the Bluegrass - Phase II	9,242
Ambassador Town Center - Infrastructure Improvements	10,050
The Shoppes at Eagle Point	17,594	(2)
	41,329
Total 2020 Maturities at pro rata share	$191,000

(1)	Subsequent to December 31, 2019, we utilized our secured credit facility to retire this loan. See Note 20 to the consolidated financial statements for more information.

(2)	This loan has one two-year extension option.

In addition, $92.2 million of our pro rata share of consolidated and unconsolidated debt is related to two operating property loans, Greenbrier Mall and Hickory Point Mall, which matured in 2019. We are in discussions with the lenders regarding both loans.

The weighted-average remaining term of our total share of consolidated and unconsolidated debt was 3.9 years and 4.0 years at December 31, 2019 and 2018, respectively. The weighted-average remaining term of our pro rata share of fixed-rate debt was 4.1 years and 4.8 years at December 31, 2019 and 2018, respectively.

As of December 31, 2019 and 2018, our pro rata share of consolidated and unconsolidated variable-rate debt represented 22.5% and 22.8%, respectively, of our total pro rata share of debt.

See Note 7 and Note 8 to the consolidated financial statements for additional information concerning the amount and terms of our outstanding indebtedness as of December 31, 2019.

Credit Ratings

We had the following credit ratings as of December 31, 2019:

Rating Agency	Rating (1)	Outlook
Fitch	CCC+	Negative
Moody's	B2	Negative
S&P	B	Negative

(1)	Based on the Operating Partnership's long-term issuer rating.

Senior Unsecured Notes

The table below presents the Company's compliance with key covenant ratios, as defined, of the Notes as of December 31, 2019.

Debt Covenant Compliance Ratios (1)	Required		Actual
Total debt to total assets	< 60%		51%
Secured debt to total assets	< 40%	(2)	32%
Total unencumbered assets to unsecured debt	> 150%		172%
Consolidated income available for debt service to annual debt service charge	> 1.5x		2.3	x

(1)	The debt covenant compliance ratios for the secured line of credit, the secured term loan and the senior unsecured notes are defined and computed on the same basis.
(2)

Secured debt to total assets is required to be less than 40% for the 2026 Notes. Secured debt to total assets must be less than 45% for the 2023 Notes and the 2024 Notes until January 1, 2020, after which the required ratio was reduced to 40%.

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

Unencumbered Consolidated Portfolio Statistics

	Sales Per Square Foot for the Year Ended (1) (2)		Occupancy (2)		% of Consolidated Unencumbered NOI for the Year Ended
	12/31/19	12/31/18	12/31/19	12/31/18	12/31/19	(3)
Unencumbered consolidated Properties:
Tier 1 Malls	$382	$368	88.6%	88.4%	16.3%	(4)
Tier 2 Malls	330	329	84.9%	87.5%	32.4%
Tier 3 Malls	278	280	86.9%	92.2%	30.5%
Total Malls	312	311	86.4%	90.0%	79.2%

Total Associated Centers	N/A	N/A	96.0%	97.2%	15.6%

Total Community Centers	N/A	N/A	96.8%	99.0%	5.0%

Total Office Buildings & Other	N/A	N/A	100.0%	93.6%	0.2%

Total Unencumbered Consolidated Portfolio	$312	$311	90.1%	92.8%	100.0%

(1)	Represents same-center sales per square foot for mall tenants 10,000 square feet or less for stabilized malls.
(2)	Operating metrics are included for unencumbered consolidated operating properties and do not include sales or occupancy of unencumbered parcels.
(3)	Our consolidated unencumbered properties generated approximately 27.4% of total consolidated NOI of $501,171,170 (which excludes NOI related to dispositions) for the year ended December 31, 2019.
(4)

NOI is derived from unencumbered Tier One Malls, as well as unencumbered portions of Tier One Malls that are otherwise secured by a loan. The unencumbered portions include outparcels, Anchors and former Anchors that have been redeveloped.

Mortgages on Operating Properties

2019 Loan Activity

In 2019, we entered into four unconsolidated construction loans totaling $38.3 million. We refinanced the loan secured by one of our consolidated malls to increase the principal balance to $50.0 million and used the net proceeds from the new loan to retire the existing $41.0 million loan. W e repaid two fixed-rate consolidated loans totaling $35.5 million. In conjunction with our deconsolidation of two properties, our joint venture partner assumed $30.0 million of related debt. Lastly, we recognized a $71.7 million gain on extinguishment of debt related to two consolidated malls. See Note 7 and Note 8 to the consolidated financial statements for more information on 2019 loan activity.

Equity

At-The-Market Equity Program

We have not sold any shares under the ATM program since 2013. See Note 9 to the consolidated financial statements for a description of our ATM program.

Preferred Stock / Preferred Units

Our authorized preferred stock consists of 15,000,000 shares at $0.01 par value per share. The Operating Partnership issues an equivalent number of preferred units to CBL in exchange for the contribution of the proceeds from CBL to the Operating Partnership when CBL issues preferred stock. The preferred units generally have the same terms and economic characteristics as the corresponding series of preferred stock. See Note 9 to the consolidated financial statements for a description of our cumulative redeemable preferred stock.

In December 2019, we announced the suspension o f all future dividends on our 7.375% Series D Cumulative Redeemable Preferred Stock and 6.625% Series E Cumulative Redeemable Preferred Stock , subject to review each quarter by our Board of Directors . Unpaid dividends on the preferred stock will accrue without interest.

Dividends - CBL

CBL paid a first quarter 2019 cash dividend on its common stock of $0.075 per share on April 16th. Under the terms of the settlement agreement in a class action lawsuit discussed in Item 3 of this report, we did not pay any dividends to holders of our common stock payable in the third and fourth quarters of 2019. As noted above, we suspended all future dividends on our common stock and preferred stock, as well as distributions to all noncontrolling interest investors in our Operating Partnership (as noted below). No dividends may be paid on shares of our common stock unless (i) all accrued but unpaid dividends on our preferred stock, and any current dividend then due, have been paid in cash, or a cash sum sufficient for such payment has been set apart for payment and (ii) the SCU Distribution Shortfall created by our related suspension of distributions to noncontrolling interest investors in our Operating Partnership has likewise been remedied through the payment of distributions sufficient to satisfy such shortfall for all prior periods and the then-current period (thereby allowing the resumption of distributions on the common units in the Operating Partnership that are held by the CBL, which fund our common stock dividends). We will review taxable income on a regular basis and take measures, if necessary, to ensure that we meet the minimum distribution requirements to maintain our status as a REIT.

During the year ended December 31, 2019, we paid dividends of $59.6 million to holders of our common stock and our preferred stock, as well as $18.8 million in distributions to the noncontrolling interest investors in our Operating Partnership and other consolidated subsidiaries.

Distributions - The Operating Partnership

The Operating Partnership paid first, second and third quarter 2019 cash distributions on its redeemable common units of $0.7322 per share on April 16th, July 16th and October 16th. The Operating partnership paid first quarter cash distributions on its common units of $0.075 per share on April 16th. The Operating Partnership has suspended all future distributions until further notice.

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

Our common and preferred stock outstanding at December 31, 2019 was as follows (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)
Common stock and operating partnership units	200,189	$1.05
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00
6.625% Series E Cumulative Redeemable Preferred Stock	690	250.00

(1)

Stock price for common stock and Operating Partnership units equals the closing price of our common stock on December 31, 2019. The stock prices for the preferred stock represent the liquidation preference of each respective series of preferred stock.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2019 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt:
Total consolidated debt service (1)	$4,218,231	$484,522	$1,281,893	$1,622,653	$829,163
Noncontrolling interests' share in other consolidated subsidiaries	(38,439)	(2,049)	(5,759)	(3,702)	(26,929)
Our share of unconsolidated affiliates debt service (2)	871,233	85,125	239,011	267,514	279,583
Our share of total debt service obligations	5,051,025	567,598	1,515,145	1,886,465	1,081,817

Operating leases: (3)
Ground leases on consolidated Properties	14,047	558	923	547	12,019

Purchase obligations: (4)
Construction contracts on consolidated Properties	31,502	31,502	—	—	—
Our share of construction contracts on unconsolidated Properties	8,097	8,097	—	—	—
Our share of total purchase obligations	39,599	39,599	—	—	—

Other Contractual Obligations: (5)
Master Services Agreements	104,869	38,134	66,735	—	—

Total contractual obligations	$5,209,540	$645,889	$1,582,803	$1,887,012	$1,093,836

(1)

Represents principal and interest payments due under the terms of mortgage and other indebtedness, net and includes $951,338 of variable-rate debt service on one operating Property, one construction loan, the secured line of credit and the secured term loan. The secured line of credit does not require scheduled principal payments. The future interest payments are projected based on the interest rates that were in effect at December 31, 2019. See   Note 8 to the consolidated financial statements for additional information regarding the terms of long-term debt. The total consolidated debt service includes two loans, with an aggregate principal balance of $92,186 as of December 31, 2019, secured by Greenbrier Mall and Hickory Point Mall, which were in default. The Company is in discussion with the lenders.

(2)	Includes $265,256 of variable-rate debt service. Future contractual obligations have been projected using the same assumptions as used in (1) above.
(3)

Obligations where we own the buildings and improvements, but lease the underlying land under long-term ground leases. The maturities of these leases range from 2021 to 2089 and generally provide for renewal options.

(4)

Represents the remaining balance to be incurred under construction contracts that had been entered into as of December 31, 2019, but were not complete. The contracts are primarily for development of Properties.

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

The following table, which excludes expenditures for developments and expansions, summarizes these capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the year ended December 31, 201 9 compared to 201 8 (in thousands):

	Year Ended December 31,
	2019	2018
Tenant allowances (1)	$36,325	$40,362

Renovations	—	963

Deferred maintenance:
Parking area and parking area lighting	4,223	1,480
Roof repairs and replacements	5,787	4,341
Other capital expenditures	20,722	22,757
Total deferred maintenance	30,732	28,578

Capitalized overhead	2,294	4,792

Capitalized interest	2,661	3,655

Total capital expenditures	$72,012	$78,350

(1)	Tenant allowances primarily relate to new leases. Tenant allowances related to renewal leases were not material for the periods presented.

Annual capital expenditures budgets are prepared for each of our Properties that are intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, will provide the necessary funding for these expenditures.

Developments and Redevelopments

Properties Opened During the Year Ended December 31, 2019

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2019 Cost	Opening Date	Initial Unleveraged Yield
Outparcel Development:
Mid Rivers Mall - CubeSmart Self-storage (3)	St. Peters, MO	50%	93,540	$4,122	$3,646	$973	Jan-19	9.0%

(1)	Total Cost is presented net of reimbursements to be received.
(2)	Cost to Date does not reflect reimbursements until they are received.
(3)	Yield is based on the expected yield upon stabilization.

Redevelopments Completed During the Year Ended December 31, 201 9

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2019 Cost	Opening Date	Initial Unleveraged Yield
Mall Redevelopments:
Brookfield Square Sears Redevelopment - (Whirlyball, Movie Tavern by Marcus Theaters) (3)	Brookfield, WI	100%	130,075	$25,233	$21,946	$11,112	Jul/Oct-19	10.1%
Dakota Square Mall - HomeGoods	Minot, ND	100%	28,406	2,478	2,293	1,315	Apr-19	14.4%
East Towne Mall - Portillo's	Madison, WI	100%	9,000	2,956	2,487	71	Feb-19	8.0%
Friendly Center - O2 Fitness	Greensboro, NC	50%	27,048	2,285	1,843	436	Apr-19	10.3%
Hanes Mall - Dave & Buster's	Winston-Salem, NC	100%	44,922	5,932	4,559	2,413	May-19	11.0%
Laurel Park Place Carsons Redevelopment - Dunhams	Livonia, MI	100%	45,000	3,886	3,643	3,621	Nov-19	5.9%
Northgate Mall - Sears Auto Center Redevelopment (Aubrey's/Panda Express)	Chattanooga, TN	100%	10,000	1,797	530	17	Feb-19	7.6%
Parkdale Mall - Macy's Redevelopment (Dick's Sporting Goods/Five Below/HomeGoods) (3)	Beaumont, TX	100%	86,136	20,899	16,819	10,815	May-19	6.4%
Volusia Mall - Sears Auto Center Redevelopment (Bonefish Grill/Metro Diner)	Daytona Beach, FL	100%	23,341	9,795	5,678	264	Apr-19	8.0%
Total Redevelopment Completed			403,928	$75,261	$59,798	$30,064

(1)	Total Cost is presented net of reimbursements to be received.
(2)	Cost to Date does not reflect reimbursements until they are received.
(3)	The return reflected represents a pro forma incremental return as Total Cost excludes the cost related to the acquisition of the Sears (Brookfield) and Macy's (Parkdale) buildings in 2017.

We completed several Anchor redevelopments during 201 9 , adding in a variety of non-traditional tenants, as we continue to reinvent our Properties into suburban town centers.

Properties under Development at December 31, 2019

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2019 Cost	Expected Opening Date	Initial Unleveraged Yield
Outparcel Development:
Fremaux Town Center - Old Navy	Slidell, LA	90%	12,467	$1,919	$1,454	$1,454	Q2 '20	9.2%
Hamilton Place - Self Storage (3)	Chattanooga, TN	60%	68,875	5,824	1,119	1,119	Q2 '20	8.7%
Mayfaire Town Center - First Watch	Wilmington, NC	100%	6,300	2,267	366	366	Q3 '20	10.1%
Parkdale Mall - Self Storage (3)	Beaumont, TX	50%	69,341	4,435	2,504	2,504	Q1 '20	10.2%
Pearland Town Center - HCA Offices	Pearland, TX	100%	48,416	14,134	857	857	Q1 '21	9.5%
			205,399	28,579	6,300	6,300
Mall Redevelopments:
CherryVale Mall - Sears Redevelopment (Tilt)	Rockford, IL	100%	114,118	3,508	2,902	2,902	Q1 '20	8.3%
Coastal Grand - DSG/Golf Galaxy & Flip N' Fly	Myrtle Beach, SC	50%	132,727	6,820	1,066	1,066	Q3 '20	11.6%
Dakota Square Mall - Herberger's Redevelopment (Ross/shops)	Minot, ND	100%	30,096	6,410	4,349	4,206	Q1 '20	7.2%
Hamilton Place - Sears Redevelopment (Cheesecake Factory/Dick's Sporting Goods/Dave & Buster's/Hotel/Office) (4)	Chattanooga, TN	100%	195,166	38,715	25,856	16,249	Q2/Q3 '20	7.8%
Mall del Norte - Forever 21 Redevelopment (Main Event)	Laredo, TX	100%	81,242	10,514	5,659	5,614	Q3 '19/Q2 '20	9.3%

			553,349	65,967	39,832	30,037
Total Properties Under Development			758,748	$94,546	$46,132	$36,337

(1)	Total Cost is presented net of reimbursements to be received.
(2)	Cost to Date does not reflect reimbursements until they are received.
(3)	Yield is based on the expected yield upon stabilization.
(4)	The return reflected represents a pro forma incremental return as Total Cost excludes the cost related to the acquisition of the Sears (Hamilton Place) building in 2017.

Shadow Development Pipeline at December 31, 2019

(Dollars in thousands)

Property	Location	CBL Ownership Interest	Total Project Square Feet	CBL's Share of Estimated Total Cost (1)	Expected Opening Date	Initial Unleveraged Yield
Mall Development:
Cross Creek Sears Redevelopment - Dave & Buster's, Restaurants (2)(3)	Fayetteville, NC	100%	65,000 - 66,000	$17,000 - $18,000	2021	10.0% - 11.0%

(1)	Total Cost is presented net of reimbursements to be received.

(2)	Yield is based on expected yield upon stabilization.
(3)	The return reflected represents a pro forma incremental return as Total Cost excludes the cost related to the acquisition of the Sears (Cross Creek) building in 2017

We are continually pursuing new re development opportunities and have projects in various stages of pre-development. Our shadow pipeline consists of projects for Properties on which we have completed initial project analysis and design but which have not commenced construction as of December 31, 201 9 . Except for the projects presented above, we did not have any other material capital commitments as of December 31, 201 9 .

Off-Balance Sheet Arrangements

Unconsolidated Affiliates

We have ownership interests in 28 unconsolidated affiliates as of December 31, 2019. See Note 7 to the consolidated financial statements for more information. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the accompanying consolidated balance sheets as investments in unconsolidated affiliates.

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

See Note 15 to the consolidated financial statements for information related to our guarantees of unconsolidated affiliates' debt as of December 31, 2019 and 2018.

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

Gains on sales of real estate assets are recognized when it is determined that the sale has been consummated, the buyer’s initial and continuing investment is adequate, our receivable, if any, is not subject to future subordination, and the buyer has assumed the usual risks and rewards of ownership of the asset. When we have an ownership interest in the buyer, gain is recognized to the extent of the third-party partner’s ownership interest and the portion of the gain attributable to our ownership interest is deferred.

Real Estate Assets

All acquired real estate assets are accounted for using the acquisition method of accounting and accordingly, the results of operations are included in the consolidated statements of operations from the respective dates of acquisition. The purchase price is allocated to (i) tangible assets, consisting of land, buildings and improvements, as if vacant, and tenant improvements and (ii) identifiable intangible assets and liabilities generally consisting of above- and below-market leases and in-place leases. We use estimates of fair value based on estimated cash flows, using appropriate discount rates, and other valuation methods to allocate the purchase price to the acquired tangible and intangible assets. Liabilities assumed generally consist of mortgage debt on the real estate assets acquired. Assumed debt with a stated interest rate that is significantly different from market interest rates is recorded at its fair value based on estimated market interest rates at the date of acquisition. Following our adoption of Accounting Standards Update 2017-01, Clarifying the Definition of a Business , on a prospective basis in January 2017, we expect our future acquisitions will be accounted for as acquisitions of assets in which related transaction costs will be capitalized.

Carrying Value of Long-Lived Assets

We monitor events or changes in circumstances that could indicate the carrying value of a long-lived asset may not be recoverable.  When indicators of potential impairment are present that suggest that the carrying amounts of a long-lived asset may not be recoverable, we assess the recoverability of the asset by determining whether the asset’s carrying value will be recovered through the estimated undiscounted future cash flows expected from our probability weighted use of the asset and its eventual disposition. In the event that such undiscounted future cash flows do not exceed the carrying value, we adjust the carrying value of the long-lived asset to its estimated fair value and recognize an impairment loss.  The estimated fair value is calculated based on the following information, in order of preference, depending upon availability: (Level 1) recently quoted market prices, (Level 2) market prices for comparable properties, or (Level 3) the present value of future cash flows, including estimated salvage value. Certain of our long-lived assets may be carried at more than an amount that could be realized in a current disposition transaction.  The Company estimates future operating cash flows, the terminal capitalization rate and the discount rate, among other factors. As these assumptions are subject to economic and market uncertainties, they are difficult to predict and are subject to future events that may alter the assumptions used or management’s estimates of future possible outcomes. Therefore, the future cash flows estimated in our impairment analyses may not be achieved.

During the year ended December 31, 2019, we recorded a loss on impairment totaling $239.5 million, which primarily consists of six malls and one community center. During 2018, we recorded a loss on impairment totaling $174.5 million, which primarily consists of $158.4 million attributable to five malls and $16.1 million related to vacant land. During 2017, we recorded a loss on impairment totaling $71.4 million, which was primarily attributable to two malls. See Note 6 and Note 16 to the consolidated financial statements for additional information about these impairment losses.

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

In 2018, an unconsolidated affiliate recognized an impairment of $89.8 million related to a mall. We recorded $1.0 million as our share of the loss on impairment, which reduced the carrying value of our investment in the joint venture to zero. See Note 7 to the consolidated financial statements for additional information about this impairment loss. No impairments of investments in unconsolidated affiliates were incurred during 2019 and 2017.

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

We believe that it is important to identify the impact of certain significant items on our FFO measures for a reader to have a complete understanding of our results of operations. Therefore, we have also presented adjusted FFO measures excluding these significant items from the applicable periods. Please refer to the reconciliation of net income (loss) attributable to common shareholders to FFO allocable to Operating Partnership common unitholders below for a description of these adjustments.

FFO allocable to Operating Partnership common unitholders decreased 17.5% to $280.2 million for the year ended December 31, 2019 compared to $339.8 million for the prior year. After making the adjustments noted below, FFO of the Operating Partnership, as adjusted, decreased 21.3% for the year ending December 31, 2019 to $271.5 million compared to $345.1 million in 2018. The decline in FFO was primarily a result of dilution from asset sales, lower gains on outparcel sales and declines in Property NOI primarily related to retailer and anchor bankruptcies.

The reconciliation of net income (loss) attributable to common shareholders to FFO allocable to Operating Partnership common unitholders is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net income (loss) attributable to common shareholders	$(153,669)	$(123,460)	$76,048
Noncontrolling interest in income (loss) of Operating Partnership	(23,683)	(19,688)	12,652
Depreciation and amortization expense of:
Consolidated Properties	257,746	285,401	299,090
Unconsolidated affiliates	49,434	41,858	38,124
Non-real estate assets	(3,650)	(3,661)	(3,526)
Noncontrolling interests' share of depreciation and amortization	(8,191)	(8,601)	(8,977)
Loss on impairment, net of taxes	239,521	174,416	70,185
Loss on impairment of unconsolidated affiliates	—	1,022	—
Gain on depreciable property, net of taxes and noncontrolling interests' share	(77,250)	(7,484)	(48,983)
FFO allocable to Operating Partnership common unitholders	280,258	339,803	434,613
Litigation settlement, net of taxes (1)	61,271	—	103
Nonrecurring professional fees expense (reimbursement) (1)	—	—	(919)
Loss on investments (2)	—	—	6,197
Non-cash default interest expense (3)	1,688	5,285	5,319
Impact of new tax law on income tax expense	—	—	2,309
Gain on extinguishment of debt, net of noncontrolling interests' share (4)	(71,722)	—	(33,902)
FFO allocable to Operating Partnership common unitholders, as adjusted	$271,495	$345,088	$413,720

FFO per diluted share	$1.40	$1.70	$2.18

FFO, as adjusted, per diluted share	$1.36	$1.73	$2.08

(1)

The year ended December 31, 2019 is comprised of the accrued maximum expense of $88,150 recorded in the three months ended March 31, 2019 less total subsequent reductions of $26,396 pursuant to the terms of the settlement agreement related to past tenants that did not submit a claim pursuant to the terms of the settlement agreement, tenants that opted out of the lawsuit and other permissible reductions. Litigation expense and nonrecurring professional fees expense, including settlements paid, are included in general and administrative expense in the consolidated statements of operations. Nonrecurring professional fees reimbursement is included in interest and other income in the consolidated statements of operations.

(2)	The year ended December 31, 2017 includes a loss on investment related to the sale of our 25% interest in River Ridge Mall JV, LLC to our joint venture partner.

(3)

The year ended December 31, 2019 includes non-cash default interest expense related to Acadiana Mall, Cary Towne Center, Greenbrier Mall and Hickory Point Mall. The year ended December 31, 2018 includes non-cash default interest expense related to Acadiana Mall, Cary Towne Center and Triangle Town Center. The year ended December 31, 2017 includes non-cash default interest expense related to Acadiana Mall, Chesterfield Mall, Midland Mall and Wausau Center.

(4)

The year ended December 31, 2019 includes a gain on extinguishment of debt related to the non-recourse loan secured by Acadiana Mall, which was conveyed to the lender in the first quarter of 2019, and a gain on extinguishment of debt related to the non-recourse loan secured by Cary Towne Center, which was sold in the first quarter of 2019. The year ended December 31, 2017 includes a gain on extinguishment of debt of $39,798 related to the non-recourse loans secured by Chesterfield Mall, Midland Mall and Wausau Center which were conveyed to their respective lenders in 2017.

This gain was partially offset by a loss on extinguishment of debt from prepayment fees on the early retirement of mortgage loans, net of the noncontrolling interests' share.

The reconciliation of diluted EPS attributable to common shareholders to FFO per diluted share is as follows:

	Year Ended December 31,
	2019	2018	2017
Diluted EPS attributable to common shareholders	$(0.89)	$(0.72)	$0.44
Eliminate amounts per share excluded from FFO:
Depreciation and amortization expense, including amounts from consolidated Properties, unconsolidated affiliates, non-real estate assets and excluding amounts allocated to noncontrolling interests	1.48	1.58	1.64
Loss on impairment, net of taxes	1.19	0.88	0.35
Gain on depreciable Property, net of taxes and noncontrolling interests' share	(0.38)	(0.04)	(0.25)
FFO per diluted share	$1.40	$1.70	$2.18

The reconciliations of FFO allocable to Operating Partnership common unitholders to FFO allocable to common shareholders, including and excluding the adjustments noted above are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
FFO of the Operating Partnership	$280,258	$339,803	$434,613
Percentage allocable to common shareholders (1)	86.65%	86.42%	85.83%
FFO allocable to common shareholders	$242,844	$293,658	$373,028

FFO allocable to Operating Partnership common unitholders, as adjusted	$271,495	$345,088	$413,720
Percentage allocable to common shareholders (1)	86.65%	86.42%	85.83%
FFO allocable to common shareholders, as adjusted	$235,250	$298,225	$355,096

(1)

Represents the weighted-average number of common shares outstanding for the period divided by the sum of the weighted-average number of common shares and the weighted-average number of Operating Partnership units held by noncontrolling interests during the period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risk exposures, including interest rate risk. The following discussion regarding our risk management activities includes forward-looking statements that involve risk and uncertainties.  Estimates of future performance and economic conditions are reflected assuming certain changes in interest rates.  Caution should be used in evaluating our overall market risk from the information presented below, as actual results may differ.  We employ various derivative programs to manage certain portions of our market risk associated with interest rates.  See Note 16 of the notes to consolidated financial statements for further discussions of the qualitative aspects of market risk, regarding derivative financial instrument activity.

Interest Rate Risk

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at December 31, 2019, a 0.5% increase or decrease in interest rates on variable rate debt would decrease or increase annual cash flows by approximately $42.8 million and $33.3 million, respectively and increase or decrease annual interest expense, after the effect of capitalized interest, by approximately $4.8 million.

Based on our proportionate share of total consolidated and unconsolidated debt at December 31, 2019, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $41.4 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $42.7 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Financial Statements and Schedules contained in Item 15 on page 79.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUN TANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company assessed the effectiveness of its internal control over financial reporting, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2019, the Company maintained effective internal control over financial reporting, as stated in its report which is included herein.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that, as of December 31, 2019, the Company maintained effective internal control over financial reporting.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the Company's internal control over financial reporting as of December 31, 2019, as stated in their report which is included below.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of CBL & Associates Properties, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of CBL & Associates Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 9, 2020, expressed an unqualified opinion on those consolidated financial statements.

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

March 9, 2020

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

Management's Report on Internal Control over Financial Reporting

Management of the Company, acting on behalf of the Operating Partnership in its capacity as the general partner of the Operating Partnership, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Operating Partnership assessed the effectiveness of its internal control over financial reporting, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2019, the Operating Partnership maintained effective internal control over financial reporting, as stated in its report which is included herein.

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

The Company's management, whose subsidiary CBL Holdings I is the sole general partner of the Operating Partnership, conducted an assessment of the effectiveness of the Operating Partnership’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that, as of December 31, 2019, the Operating Partnership maintained effective internal control over financial reporting.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the Operating Partnership's internal control over financial reporting as of December 31, 2019, as stated in their report which is included below.

Changes in Internal Control over Financial Reporting

There were no changes in the Operating Partnership's internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of CBL & Associates Limited Partnership

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of CBL & Associates Limited Partnership and subsidiaries (the “Partnership”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Partnership and our report dated March 9, 2020, expressed an unqualified opinion on those consolidated financial statements.

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

Definition and Limitations of Internal Control over Financial Reporting

A partnership's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A partnership's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the partnership are being made only in accordance with authorizations of management and directors of the partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the partnership's assets that could have a material effect on the financial statements.

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

March 9, 2020

ITEM 9B. OTHE R INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference to the sections entitled “ELECTION OF DIRECTORS–General,” “ELECTION OF DIRECTORS–Director Nominees," " ELECTION OF DIRECTORS–Additional Executive Officers,” “–CORPORATE GOVERNANCE MATTERS–Code of Business Conduct and Ethics,” “CORPORATE GOVERNANCE MATTERS–Board of Directors’ Meetings and Committees – The Audit Committee,” and “Delinquent Section 16(a) Reports” in our definitive proxy statement filed with the SEC with respect to our Annual Meeting of Stockholders to be held on May 7, 2020.

Our Board of Directors has determined that each of A. Larry Chapman, an independent director and chairman of the audit committee, and Matthew S. Dominski, Richard J. Lieb and Carolyn B. Tiffany, each, an independent director and member of the audit committee, qualifies as an “audit committee financial expert” as such term is defined by the rules of the Commission.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to the sections entitled “DIRECTOR COMPENSATION,” “EXECUTIVE COMPENSATION,” “REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 7, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to the sections entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “Equity Compensation Plan Information as of December 31, 2019”, in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 7, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to the sections entitled “CORPORATE GOVERNANCE MATTERS–Director Independence” and “CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS”, in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 7, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to the section entitled “Independent Registered Public Accountants’ Fees and Services” under “RATIFICATION OF THE SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS” in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 7, 2020.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

ITEM 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of CBL & Associates Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CBL & Associates Properties, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

March 9, 2020

We have served as the Company's auditor since 2002.

CBL & Associates Properties, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
ASSETS (1)	2019	2018
Real estate assets:
Land	$730,218	$793,944
Buildings and improvements	5,631,831	6,414,886
	6,362,049	7,208,830
Accumulated depreciation	(2,349,404)	(2,493,082)
	4,012,645	4,715,748
Held for sale	—	30,971
Developments in progress	49,351	38,807
Net investment in real estate assets	4,061,996	4,785,526
Cash and cash equivalents	32,816	25,138
Receivables:
Tenant, net of allowance for doubtful accounts of $ 2,337 in 2018	75,252	77,788
Other	10,792	7,511
Mortgage and other notes receivable	4,662	7,672
Investments in unconsolidated affiliates	307,354	283,553
Intangible lease assets and other assets	129,474	153,665
	$4,622,346	$5,340,853
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness, net	$3,527,015	$4,043,180
Accounts payable and accrued liabilities	231,306	218,217
Liabilities related to assets held for sale	—	43,716
Total liabilities (1)	3,758,321	4,305,113
Commitments and contingencies (Note 8 and Note 15)
Redeemable noncontrolling interests	2,160	3,575
Shareholders' equity:
Preferred Stock, $ .01 par value, 15,000,000 shares authorized:
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding	18	18
6.625% Series E Cumulative Redeemable Preferred Stock, 690,000 shares outstanding	7	7
Common stock, $ .01 par value, 350,000,000 shares authorized, 174,115,111 and 172,656,458 issued and outstanding in 2019 and 2018, respectively	1,741	1,727
Additional paid-in capital	1,965,897	1,968,280
Dividends in excess of cumulative earnings	(1,161,351)	(1,005,895)
Total shareholders' equity	806,312	964,137
Noncontrolling interests	55,553	68,028
Total equity	861,865	1,032,165
	$4,622,346	$5,340,853

(1)

As of December 31, 2019, includes $ 370,629 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $ 177,506 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 10 ..

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2019		2018		2017
REVENUES:
Rental revenues		$736,878		$829,113	$909,595
Management, development and leasing fees		9,350		10,542	11,982
Other		22,468		18,902	5,675
Total revenues		768,696		858,557	927,252
OPERATING EXPENSES:
Property operating		(108,905)		(122,017)	(128,030)
Depreciation and amortization		(257,746)		(285,401)	(299,090)
Real estate taxes		(75,465)		(82,291)	(83,917)
Maintenance and repairs		(46,282)		(48,304)	(48,606)
General and administrative		(64,181)		(61,506)	(58,466)
Loss on impairment		(239,521)		(174,529)	(71,401)
Litigation settlement		(61,754)		—	—
Other		(91)		(787)	(5,180)
Total operating expenses		(853,945)		(774,835)	(694,690)
OTHER INCOME (EXPENSES):
Interest and other income		2,764		1,858	1,706
Interest expense		(206,261)		(220,038)	(218,680)
Gain on extinguishment of debt		71,722		—	30,927
Gain (loss) on investments/deconsolidation		67,242		—	(6,197)
Gain on sales of real estate assets		16,274		19,001	93,792
Income tax benefit (provision)		(3,153)		1,551	1,933
Equity in earnings of unconsolidated affiliates		4,940		14,677	22,939
Total other expenses		(46,472)		(182,951)	(73,580)
Net income (loss)		(131,721)		(99,229)	158,982
Net (income) loss attributable to noncontrolling interests in:
Operating Partnership		23,683		19,688	(12,652)
Other consolidated subsidiaries		(739)		973	(25,390)
Net income (loss) attributable to the Company		(108,777)		(78,568)	120,940
Preferred dividends declared		(33,669)		(44,892)	(44,892)
Preferred dividends undeclared		(11,223)		—	—
Net income (loss) attributable to common shareholders	$	(153,669)	$	(123,460)	$76,048
Basic and diluted per share data attributable to common shareholders:
Net income (loss) attributable to common shareholders	$	(0.89)	$	(0.72)	$0.44
Weighted-average common and potential dilutive common shares outstanding		173,445		172,486	171,070

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.

Consolidated Statements of Equity

(in thousands, except share data)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Dividends in Excess of Cumulative Earnings		Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2016	$17,996	$25	$1,708	$1,969,059	$	(742,078)	$1,228,714	$112,138	$1,340,852
Net income	699	—	—	—		120,940	120,940	37,343	158,283
Purchase of noncontrolling interests in Operating Partnership	—	—	—	—		—	—	(656)	(656)
Dividends declared - common stock ($ 0.995 per share)	—	—	—	—		(170,239)	(170,239)	—	(170,239)
Dividends declared - preferred stock	—	—	—	—		(44,892)	(44,892)	—	(44,892)
Issuance of 348,809 shares of common stock and restricted common stock	—	—	3	526		—	529	—	529
Cancellation of 52,676 shares of restricted common stock	—	—	—	(405)		—	(405)	—	(405)
Performance stock units	—	—	—	1,501		—	1,501	—	1,501
Amortization of deferred compensation	—	—	—	3,982		—	3,982	—	3,982
Adjustment for noncontrolling interests	3,049	—	—	(7,339)		—	(7,339)	4,290	(3,049)
Adjustment to record redeemable noncontrolling interests at redemption value	(8,337)	—	—	7,213		—	7,213	1,124	8,337
Deconsolidation of investment	—	—	—	—		—	—	(2,232)	(2,232)
Distributions to noncontrolling interests	(4,572)	—	—	—		—	—	(55,796)	(55,796)
Contributions from noncontrolling interests	—	—	—	—		—	—	263	263
Balance, December 31, 2017	$8,835	$25	$1,711	$1,974,537	$	(836,269)	$1,140,004	$96,474	$1,236,478
Net loss	(1,134)	—	—	—		(78,568)	(78,568)	(19,527)	(98,095)
Cumulative effect of accounting change (Note 2)	—	—	—	—		11,433	11,433	—	11,433
Cumulative effect of accounting change	—	—	—	—		58,947	58,947	—	58,947
Purchase of noncontrolling interests in Operating Partnership	—	—	—	—		—	—	(2,267)	(2,267)
Dividends declared - common stock ($ 0.675 per share)	—	—	—	—		(116,546)	(116,546)	—	(116,546)
Dividends declared - preferred stock	—	—	—	—		(44,892)	(44,892)	—	(44,892)
Issuance of 727,812 shares of common stock and restricted common stock	—	—	7	849		—	856	—	856
Conversion of 915,338 Operating Partnership common units into shares of common stock	—	—	9	3,050		—	3,059	(3,059)	—
Cancellation of 75,470 shares of restricted common stock	—	—	—	(284)		—	(284)	—	(284)
Performance stock units	—	—	—	1,292		—	1,292	—	1,292
Forfeiture of performance stock units	—	—	—	(250)		—	(250)	—	(250)
Amortization of deferred compensation	—	—	—	3,640		—	3,640	—	3,640
Adjustment for noncontrolling interests	4,065	—	—	(17,706)		—	(17,706)	13,642	(4,064)
Adjustment to record redeemable noncontrolling interests at redemption value	(3,619)	—	—	3,152		—	3,152	467	3,619
Distributions to noncontrolling interests	(4,572)	—	—	—		—	—	(27,311)	(27,311)
Contributions from noncontrolling interests	—	—	—	—		—	—	9,609	9,609
Balance, December 31, 2018	$3,575	$25	$1,727	$1,968,280	$	(1,005,895)	$964,137	$68,028	$1,032,165

CBL & Associates Properties, Inc.

Consolidated Statements of Equity

(Continued)

(in thousands, except share data)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Dividends in Excess of Cumulative Earnings		Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2018	$3,575	$25	$1,727	$1,968,280	$	(1,005,895)	$964,137	$68,028	$1,032,165
Net loss	(1,384)	—	—	—		(108,777)	(108,777)	(21,560)	(130,337)
Purchase of noncontrolling interests in Operating Partnership	—	—	—	—		—	—	(96)	(96)
Dividends declared - common stock ($ 0.075 per share)	—	—	—	—		(13,010)	(13,010)	—	(13,010)
Dividends declared - preferred stock	—	—	—	—		(33,669)	(33,669)	—	(33,669)
Issuance of 915,226 shares of common stock and restricted common stock	—	—	10	781		—	791	—	791
Conversion of 611,847 Operating Partnership common units into shares of common stock	—	—	5	725		—	730	(730)	—
Cancellation of 68,420 shares of restricted common stock	—	—	(1)	(143)		—	(144)	—	(144)
Performance stock units	—	—	—	1,250		—	1,250	—	1,250
Amortization of deferred compensation	—	—	—	2,794		—	2,794	—	2,794
Adjustment for noncontrolling interests	3,398	—	—	(7,790)		—	(7,790)	4,392	(3,398)
Distributions to noncontrolling interests	(3,429)	—	—	—		—	—	(11,149)	(11,149)
Contributions from noncontrolling interests	—	—	—	—		—	—	4,654	4,654
Deconsolidation of investments	—	—	—	—		—	—	12,014	12,014
Balance, December 31, 2019	$2,160	$25	$1,741	$1,965,897	$	(1,161,351)	$806,312	$55,553	$861,865

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019		2018		2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$	(131,721)	$	(99,229)	$158,982
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization		257,746		285,401	299,090
Net amortization of deferred financing costs, debt premiums and discounts		8,316		7,163	4,953
Net amortization of intangible lease assets and liabilities		(1,809)		(192)	(1,788)
Gain on sales of real estate assets		(16,274)		(19,001)	(93,792)
Gain on insurance proceeds		(462)		(912)	—
Write-off of development projects		91		787	5,180
Share-based compensation expense		4,783		5,386	5,792
(Gain) loss on investments/deconsolidation		(67,242)		—	6,197
Loss on impairment		239,521		174,529	71,401
Gain on extinguishment of debt		(71,722)		—	(30,927)
Equity in earnings of unconsolidated affiliates		(4,940)		(14,677)	(22,939)
Distributions of earnings from unconsolidated affiliates		21,651		21,539	22,373
Change in estimate of uncollectable rental revenues		3,463		4,817	3,782
Change in deferred tax accounts		2,668		(2,905)	4,526
Changes in:
Tenant and other receivables		(10,885)		1,379	(3,941)
Other assets		(63)		1,343	(6,660)
Accounts payable and accrued liabilities		40,287		11,814	8,168
Net cash provided by operating activities		273,408		377,242	430,397
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets		(128,148)		(137,196)	(203,127)
Acquisitions of real estate assets		(5,700)		(3,301)	(79,799)
Proceeds from sales of real estate assets		130,310		88,191	210,346
Net proceeds from disposal of investments		18,563		—	9,000
Proceeds from insurance		2,037		3,189	—
Additions to mortgage and other notes receivable		—		—	(4,118)
Payments received on mortgage and other notes receivable		3,010		1,274	9,659
Additional investments in and advances to unconsolidated affiliates		(5,786)		(5,050)	(19,347)
Distributions in excess of equity in earnings of unconsolidated affiliates		13,345		32,277	18,192
Changes in other assets		(3,045)		(6,853)	(16,618)
Net cash provided by (used in) investing activities		24,586		(27,469)	(75,812)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness		1,127,991		642,652	1,216,132
Principal payments on mortgage and other indebtedness		(1,334,972)		(790,617)	(1,264,076)
Additions to deferred financing costs		(15,546)		(1,859)	(5,905)
Prepayment fees on extinguishment of debt		—		—	(8,871)
Proceeds from issuances of common stock		40		156	204
Purchases of noncontrolling interests in the Operating Partnership		(96)		(2,267)	(656)
Contributions from noncontrolling interests		4,654		9,609	263
Payment of tax withholdings for restricted stock awards		(133)		(289)	(390)
Distributions to noncontrolling interests		(18,758)		(35,113)	(62,010)
Dividends paid to holders of preferred stock		(33,669)		(44,892)	(44,892)
Dividends paid to common shareholders		(25,959)		(137,813)	(181,281)
Net cash used in financing activities		(296,448)		(360,433)	(351,482)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		1,546		(10,660)	3,103
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period		57,512		68,172	65,069
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period		$59,058		$57,512	$68,172
Reconciliation from consolidated statements of cash flows to consolidated balance sheets:
Cash and cash equivalents		$32,816		$25,138	$32,627
Restricted cash (1):
Restricted cash		180		3,812	920
Mortgage escrows		26,062		28,562	34,625
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period		$59,058		$57,512	$68,172

(1)	Included in intangible lease assets and other assets in the consolidated balance sheets

The accompanying notes are an integral part of these consolidated statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of CBL & Associates Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CBL & Associates Limited Partnership and subsidiaries (the "Partnership") as of December 31, 2019 and 2018, the related consolidated statements of operations, capital, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2020, expressed an unqualified opinion on the Partnership’s internal control over financial reporting.

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

March 9, 2020

We have served as the Partnership's auditor since 2013.

CBL & Associates Limited Partnership

Consolidated Balance Sheets

(In thousands)

	December 31,
ASSETS (1)	2019	2018
Real estate assets:
Land	$730,218	$793,944
Buildings and improvements	5,631,831	6,414,886
	6,362,049	7,208,830
Accumulated depreciation	(2,349,404)	(2,493,082)
	4,012,645	4,715,748
Held for sale	—	30,971
Developments in progress	49,351	38,807
Net investment in real estate assets	4,061,996	4,785,526
Cash and cash equivalents	32,813	25,138
Receivables:
Tenant, net of allowance for doubtful accounts of $ 2,337 in 2018	75,252	77,788
Other	10,744	7,462
Mortgage and other notes receivable	4,662	7,672
Investments in unconsolidated affiliates	307,885	284,086
Intangible lease assets and other assets	129,354	153,545
	$4,622,706	$5,341,217
LIABILITIES, REDEEMABLE INTERESTS AND CAPITAL
Mortgage and other indebtedness, net	$3,527,015	$4,043,180
Accounts payable and accrued liabilities	231,377	218,288
Liabilities related to assets held for sale	—	43,716
Total liabilities (1)	3,758,392	4,305,184
Commitments and contingencies (Note 8 and Note 15)
Redeemable common units	2,160	3,575
Partners' capital:
Preferred units	565,212	565,212
Common units:
General partner	2,765	4,628
Limited partners	270,216	450,507
Total partners' capital	838,193	1,020,347
Noncontrolling interests	23,961	12,111
Total capital	862,154	1,032,458
	$4,622,706	$5,341,217

(1)

As of December 31, 2019, includes $ 370,629 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $ 177,506 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Operating Partnership. See Note 10 ..

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Limited Partnership

Consolidated Statements of Operations

(In thousands, except per unit data)

	Year Ended December 31,
	2019		2018		2017
REVENUES:
Rental revenues		$736,878		$829,113	$909,595
Management, development and leasing fees		9,350		10,542	11,982
Other		22,468		18,902	5,675
Total revenues		768,696		858,557	927,252
OPERATING EXPENSES:
Property operating		(108,905)		(122,017)	(128,030)
Depreciation and amortization		(257,746)		(285,401)	(299,090)
Real estate taxes		(75,465)		(82,291)	(83,917)
Maintenance and repairs		(46,282)		(48,304)	(48,606)
General and administrative		(64,181)		(61,506)	(58,466)
Loss on impairment		(239,521)		(174,529)	(71,401)
Litigation settlement		(61,754)		—	—
Other		(91)		(787)	(5,180)
Total operating expenses		(853,945)		(774,835)	(694,690)
OTHER INCOME (EXPENSES):
Interest and other income		2,764		1,858	1,706
Interest expense		(206,261)		(220,038)	(218,680)
Gain on extinguishment of debt		71,722		—	30,927
Gain (loss) on investments/deconsolidation		67,242		—	(6,197)
Gain on sales of real estate assets		16,274		19,001	93,792
Income tax benefit (provision)		(3,153)		1,551	1,933
Equity in earnings of unconsolidated affiliates		4,940		14,677	22,939
Total other expenses		(46,472)		(182,951)	(73,580)
Net income (loss)		(131,721)		(99,229)	158,982
Net (income) loss attributable to noncontrolling interests		(739)		973	(25,390)
Net income (loss) attributable to the Operating Partnership		(132,460)		(98,256)	133,592
Distributions to preferred unitholders declared		(33,669)		(44,892)	(44,892)
Distributions to preferred unitholders undeclared		(11,223)		—	—
Net income (loss) attributable to common unitholders	$	(177,352)	$	(143,148)	$88,700
Basic and diluted per unit data attributable to common unitholders:
Net income (loss) attributable to common unitholders	$	(0.89)	$	(0.72)	$0.45
Weighted-average common and potential dilutive common units outstanding		200,169		199,580	199,322

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Limited Partnership

Consolidated Statements of Capital

(in thousands)

		Number of			Common Units
	Redeemable Common Units	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Total Partner's Capital	Noncontrolling Interests	Total Capital
Balance, December 31, 2016	$17,996	25,050	199,085	$565,212	$7,781	$756,083	$1,329,076	$12,103	$1,341,179
Net income	699	—	—	44,892	905	87,096	132,893	25,390	158,283
Redemptions of common units	—	—	(84)	—	—	(656)	(656)	—	(656)
Issuances of common units	—	—	349	—	—	529	529	—	529
Distributions declared - common units	(4,572)	—	—	—	(2,002)	(198,209)	(200,211)	—	(200,211)
Distributions declared - preferred units	—	—	—	(44,892)	—	—	(44,892)	—	(44,892)
Cancellation of restricted common units	—	—	(53)	—	—	(405)	(405)	—	(405)
Performance stock units	—	—	—	—	15	1,486	1,501	—	1,501
Amortization of deferred compensation	—	—	—	—	41	3,941	3,982	—	3,982
Allocation of partners' capital	3,049	—	—	—	(91)	(2,996)	(3,087)	—	(3,087)
Adjustment to record redeemable interests at redemption value	(8,337)	—	—	—	86	8,251	8,337	—	8,337
Deconsolidation of investment	—	—	—	—	—	—	—	(2,232)	(2,232)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(25,823)	(25,823)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	263	263
Balance, December 31, 2017	$8,835	25,050	199,297	$565,212	$6,735	$655,120	$1,227,067	$9,701	$1,236,768
Net income (loss)	(1,134)	—	—	44,892	(1,459)	(140,556)	(97,123)	(973)	(98,096)
Cumulative effect of accounting change (Note 2)	—	—	—	—	117	11,316	11,433	—	11,433
Cumulative effect of accounting change	—	—	—	—	605	58,342	58,947	—	58,947
Redemptions of common units	—	—	(535)	—	—	(2,267)	(2,267)	—	(2,267)
Issuances of common units	—	—	728	—	—	856	856	—	856
Distributions declared - common units	(4,572)	—	—	—	(1,358)	(136,273)	(137,631)	—	(137,631)
Distributions declared - preferred units	—	—	—	(44,892)	—	—	(44,892)	—	(44,892)
Cancellation of restricted common units	—	—	(75)	—	—	(284)	(284)	—	(284)
Performance stock units	—	—	—	—	13	1,279	1,292	—	1,292
Forfeiture of performance stock units	—	—	—	—	(3)	(247)	(250)	—	(250)
Amortization of deferred compensation	—	—	—	—	38	3,602	3,640	—	3,640
Allocation of partners' capital	4,065	—	—	—	(97)	(3,962)	(4,059)	—	(4,059)
Adjustment to record redeemable interests at redemption value	(3,619)	—	—	—	37	3,581	3,618	—	3,618
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(6,226)	(6,226)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	9,609	9,609
Balance, December 31, 2018	$3,575	25,050	199,415	$565,212	$4,628	$450,507	$1,020,347	$12,111	$1,032,458

CBL & Associates Limited Partnership

Consolidated Statements of Capital

(Continued)

(in thousands)

		Number of			Common Units
	Redeemable Common Units	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Total Partner's Capital	Noncontrolling Interests	Total Capital
Balance, December 31, 2018	$3,575	25,050	199,415	$565,212	$4,628	$450,507	$1,020,347	$12,111	$1,032,458
Net loss	(1,384)	—	—	33,669	(1,684)	(163,061)	(131,076)	739	(130,337)
Redemptions of common units	—	—	(73)	—	—	(96)	(96)	—	(96)
Issuances of common units	—	—	915	—	—	791	791	—	791
Distributions declared - common units	(3,429)	—	—	—	(151)	(18,450)	(18,601)	—	(18,601)
Distributions declared - preferred units	—	—	—	(33,669)	—	—	(33,669)	—	(33,669)
Cancellation of restricted common units	—	—	(68)	—	(1)	(143)	(144)	—	(144)
Performance stock units	—	—	—	—	13	1,237	1,250	—	1,250
Amortization of deferred compensation	—	—	—	—	29	2,765	2,794	—	2,794
Allocation of partners' capital	3,398	—	—	—	(34)	(3,369)	(3,403)	—	(3,403)
Adjustment to record redeemable interests at redemption value	—	—	—	—	(35)	35	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5,557)	(5,557)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4,654	4,654
Deconsolidation of investments	—	—	—	—	—	—	—	12,014	12,014
Balance, December 31, 2019	$2,160	25,050	200,189	$565,212	$2,765	$270,216	$838,193	$23,961	$862,154

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Limited Partnership

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019		2018		2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$	(131,721)	$	(99,229)	$158,982

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization		257,746		285,401	299,090
Net amortization of deferred financing costs, debt premiums and discounts		8,316		7,163	4,953
Net amortization of intangible lease assets and liabilities		(1,809)		(192)	(1,788)
Gain on sales of real estate assets		(16,274)		(19,001)	(93,792)
Gain on insurance proceeds		(462)		(912)	—
Write-off of development projects		91		787	5,180
Share-based compensation expense		4,783		5,386	5,792
(Gain) loss on investments/deconsolidation		(67,242)		—	6,197
Loss on impairment		239,521		174,529	71,401
Gain on extinguishment of debt		(71,722)		—	(30,927)
Equity in earnings of unconsolidated affiliates		(4,940)		(14,677)	(22,939)
Distributions of earnings from unconsolidated affiliates		21,653		21,535	22,376
Change in estimate of uncollectable rental revenues		3,463		4,817	3,782
Change in deferred tax accounts		2,668		(2,905)	4,526
Changes in:
Tenant and other receivables		(10,885)		1,379	(3,941)
Other assets		(63)		1,343	(6,660)
Accounts payable and accrued liabilities		40,282		11,818	8,173
Net cash provided by operating activities		273,405		377,242	430,405
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets		(128,148)		(137,196)	(203,127)
Acquisitions of real estate assets		(5,700)		(3,301)	(79,799)
Proceeds from sales of real estate assets		130,310		88,191	210,346
Proceeds from insurance		2,037		3,189	—
Net proceeds from disposal of investments		18,563		—	9,000
Additions to mortgage and other notes receivable		—		—	(4,118)
Payments received on mortgage and other notes receivable		3,010		1,274	9,659
Additional investments in and advances to unconsolidated affiliates		(5,786)		(5,050)	(19,347)
Distributions in excess of equity in earnings of unconsolidated affiliates		13,345		32,277	18,192
Changes in other assets		(3,045)		(6,853)	(16,618)
Net cash provided by (used in) investing activities		24,586		(27,469)	(75,812)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness		1,127,991		642,652	1,216,132
Principal payments on mortgage and other indebtedness		(1,334,972)		(790,617)	(1,264,076)
Additions to deferred financing costs		(15,546)		(1,859)	(5,905)
Prepayment fees on extinguishment of debt		—		—	(8,871)
Proceeds from issuances of common units		40		156	204
Redemptions of common units		(96)		(2,267)	(656)
Contributions from noncontrolling interests		4,654		9,609	263
Payment of tax withholdings for restricted stock awards		(133)		(289)	(390)
Distributions to noncontrolling interests		(5,557)		(10,798)	(32,038)
Distributions to preferred unitholders		(33,669)		(44,892)	(44,892)
Distributions to common unitholders		(39,160)		(162,128)	(211,253)
Net cash used in financing activities		(296,448)		(360,433)	(351,482)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		1,543		(10,660)	3,111
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period		57,512		68,172	65,061
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period		$59,055		$57,512	$68,172
Reconciliation from consolidated statements of cash flows to consolidated balance sheets:
Cash and cash equivalents		$32,813		$25,138	$32,627
Restricted cash (1):
Restricted cash		180		3,812	920
Mortgage escrows		26,062		28,562	34,625
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period		$59,055		$57,512	$68,172

(1)	Included in intangible lease assets and other assets in the consolidated balance sheets

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and unit data)

NOTE 1. ORGANIZATION

CBL & Associates Properties, Inc. ("CBL"), a Delaware corporation, is a self-managed, self-administered, fully-integrated real estate investment trust ("REIT") that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air and mixed-use centers, outlet centers, associated centers, community centers, office buildings and other properties.  Its Properties are located in 26 states, but are primarily in the southeastern and midwestern United States.

CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the "Operating Partnership"), which is a variable interest entity ("VIE"). The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a VIE. As of December 31, 2019, the Operating Partnership owned interests in the following Properties:

		All Other Properties
	Malls (1)	Associated Centers	Community Centers	Office Buildings and Other		Total
Consolidated Properties	53	20	1	4	(2)	78
Unconsolidated Properties (3)	10	3	5	2		20
Total	63	23	6	6		98

(1)	Category consists of regional malls, open-air centers and outlet centers (including one mixed-use center) (the "Malls").
(2)	Includes CBL's two corporate office buildings.
(3)	The Operating Partnership accounts for these investments using the equity method because one or more of the other partners have substantive participating rights.

At December 31, 2019, the Operating Partnership had an interest in two self-storage facilities that were under development (the "Construction Properties"). See Note 7 for more information on these developments, which are owned by unconsolidated affiliates.

The Malls, All Other Properties ("Associated Centers, Community Centers, Office Buildings and Other") and the Construction Properties are collectively referred to as the “Properties” and individually as a “Property.”

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At December 31, 2019, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 86.0% limited partner interest for a combined interest held by CBL of 87.0%.

As used herein, the term "Company" includes CBL & Associates Properties, Inc. and its subsidiaries, including CBL & Associates Limited Partnership and its subsidiaries, unless the context indicates otherwise. The term "Operating Partnership" refers to CBL & Associates Limited Partnership and its subsidiaries.

On November 3, 1993, CBL completed an initial public offering (the “Offering”). Simultaneously with the completion of the Offering, CBL & Associates, Inc., its shareholders and affiliates and certain senior officers of the Company (collectively, “CBL’s Predecessor”) transferred substantially all of their interests in certain real estate properties to CBL & Associates Limited Partnership (the “Operating Partnership”) in exchange for common units of limited partner interest in the Operating Partnership. At December 31, 2019, CBL’s Predecessor owned a 9.1% limited partner interest and third parties owned a 3.9% limited partner interest in the Operating Partnership.  CBL’s Predecessor also owned 4.3 million shares of the Company's common stock at December 31, 2019, for a total combined effective interest of 11.2% in the Operating Partnership.

The Operating Partnership conducts the Company's property management and development activities through its wholly owned subsidiary, CBL & Associates Management, Inc. (the “Management Company"), to comply with certain requirements of the Internal Revenue Code.

Reclassifications

Certain reclassifications have been made to amounts in the Company's prior-year financial statements to conform to the current period presentation. T he Company reclassified minimum rents of $ 588,007 and $ 624,161 , percentage rents of $ 11,759 and $ 11,874 , other rents of $ 12,034 and $ 19,008 and tenant reimbursements of $ 217,313 and $ 254,552 into one line item, rental revenues, for the years ended December 31, 2018 and December 31, 2017 , respectively, related to the adoption of ASC 842.

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

Accounting Guidance Adopted

Description	Date Adopted & Application Method	Financial Statement Effect and Other Information
ASU 2016-02, Leases and related subsequent amendments	January 1, 2019 - Modified Retrospective (elected optional transition method to apply at adoption date and record cumulative-effect adjustment as of January 1, 2019)

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

A lease may meet the lessee finance lease criteria even when control of the underlying asset is not transferred to the lessee, and in these cases the lease would be classified as an operating lease for the lessee and a direct finance lease by the lessor. The guidance to be applied by lessors is substantially similar to existing GAAP. In order to align lessor accounting with the principles in the revenue recognition guidance in ASC 606, a lessor is precluded from recognizing selling profit or sales revenue at lease commencement for a lease that does not transfer control of the underlying asset to the lessee. As a lessee, the guidance impacted the Company's consolidated financial statements through the recognition of right-of-use ("ROU") assets and corresponding lease liabilities for operating leases as of January 1, 2019. As a lessor, the guidance impacted the Company's consolidated financial statements in

regard to the narrowed definition of initial direct costs that can be capitalized,

the change in the presentation of rental revenues as one line item and the change in reporting uncollectable operating lease receivables as a reduction of rental revenues instead of property operating expense. The adoption did not result in a cumulative catch-up adjustment to opening equity. See Note 4 for further details.

Accounting Guidance Not Yet Effective

Description	Expected Adoption Date & Application Method	Financial Statement Effect and Other Information
ASU 2016-13, Measurement of Credit Losses on Financial Instruments	January 1, 2020 - Modified Retrospective

The guidance replaces the current incurred loss impairment model, which reflects credit events, with a current expected credit loss model, which recognizes an allowance for credit losses based on an entity’s estimate of contractual cash flows not expected to be collected.

The Company has determined that its guarantees, mortgage and other notes receivable and receivables within the scope of ASC 606 fall under the scope of this standard.

The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or disclosures.

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

The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or disclosures.

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

The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or disclosures.

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

All acquired real estate assets have been accounted for using the acquisition method of accounting and accordingly, the results of operations are included in the consolidated statements of operations from the respective dates of acquisition. The Company allocates the purchase price to (i) tangible assets, consisting of land, buildings and improvements, as if vacant, and tenant improvements, and (ii) identifiable intangible assets and liabilities, generally consisting of above-market leases, in-place leases and tenant relationships, which are included in intangible lease assets and other assets, and below-market leases, which are included in accounts payable and accrued liabilities. The Company uses estimates of fair value based on estimated cash flows, using appropriate discount rates, and other valuation techniques to allocate the purchase price to the acquired tangible and intangible assets. Liabilities assumed generally consist of mortgage debt on the real estate assets acquired. Assumed debt is recorded at its fair value based on estimated market interest rates at the date of acquisition. The Company expects its future acquisitions will be accounted for as acquisitions of assets in which related transaction costs will be capitalized.

Depreciation is computed on a straight-line basis over estimated lives of 40 years for buildings, 10 - 20 years for certain improvements and 7 - 10 years for equipment and fixtures. Tenant improvements are capitalized and depreciated on a straight-line basis over the term of the related lease. Lease-related intangibles from acquisitions of real estate assets are generally amortized over the remaining terms of the related leases. The amortization of above- and below-market leases is recorded as an adjustment to rental revenue, while the amortization of all other lease-related intangibles is recorded as amortization expense. Any difference between the face value of the debt assumed and its fair value is amortized to interest expense over the remaining term of the debt using the effective interest method.

The Company’s intangibles and their balance sheet classifications as of December 31, 2019 and 2018, are summarized as follows:

	December 31, 2019			December 31, 2018
	Cost	Accumulated Amortization		Cost	Accumulated Amortization
Intangible lease assets and other assets:
Above-market leases	$21,098	$	(18,559)	$28,165	$	(24,890)
In-place leases	66,309		(58,559)	92,750		(78,796)
Tenant relationships	38,880		(10,834)	41,561		(10,135)
Accounts payable and accrued liabilities:
Below-market leases	46,554		(38,052)	63,719		(50,146)

These intangibles are related to specific tenant leases.  Should a termination occur earlier than the date indicated in the lease, the related unamortized intangible assets or liabilities, if any, related to the lease are recorded as expense or income, as applicable. The total net amortization expense of the above intangibles was $ 4,506, $ 13,282 and $ 13,256 in 2019, 2018 and 2017, respectively.  The estimated total net amortization expense for the next five succeeding years is $ 1,848 in 2020, $ 1,256 in 2021, $ 1,003 in 2022, $ 804 in 2023 and $ 786 in 2024.

Total interest expense capitalized was $ 2,504, $ 3,225 and $ 2,314 in 2019, 2018 and 2017, respectively.

Carrying Value of Long-Lived Assets

The Company monitors events or changes in circumstances that could indicate the carrying value of a long-lived asset may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of a long-lived asset may not be recoverable, the Company assesses the recoverability of the asset by determining whether the asset’s carrying value will be recovered through the estimated undiscounted future cash flows expected from the Company’s probability weighted use of the asset and its eventual disposition. In the event that such undiscounted future cash flows do not exceed the carrying value, the Company adjusts the carrying value of the long-lived asset to its estimated fair value and recognizes an impairment loss. The estimated fair value is calculated based on the following information, in order of preference, depending upon availability: (Level 1) recently quoted market prices, (Level 2) market prices for comparable properties, or (Level 3) the present value of future cash flows, including estimated salvage value. Certain of the Company’s long-lived assets may be carried at more than an amount that could be realized in a current disposition transaction. The Company estimates future operating cash flows, the terminal capitalization rate and the discount rate, among other factors. As these assumptions are subject to economic and market uncertainties, they are difficult to predict and are subject to future events that may alter the assumptions used or management’s estimates of future possible outcomes. Therefore, the future cash flows estimated in the Company’s impairment analyses may not be achieved. See Note 16 for information related to the impairment of long-lived assets in 2019, 2018 and 2017.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents.

Restricted Cash

Restricted cash of $ 26,242 and $ 32,374 was included in intangible lease assets and other assets at December 31, 2019 and 2018, respectively.  Restricted cash consists primarily of cash held in escrow accounts for insurance, real estate taxes, capital expenditures and tenant allowances as required by the terms of certain mortgage notes payable.

Estimated Uncollectable Accounts

The Company periodically performs a detailed review of amounts due from tenants to determine if accounts receivable balances are realizable based on factors affecting the collectability of those balances.

The Company’s estimate of the allowance for doubtful accounts prior to the adoption of ASC 842 require d management to exercise significant judgment about the timing, frequency and severity of collection losses, which affect s net income . The Company recorded provision for doubtful accounts of $ 4,817 and $ 3,782 for 2018 and 2017, respectively.

Upon adoption of ASC 842 on January 1, 2019, the Company began recognizing changes in the collectability assessment of its amounts due from tenants as a reduction of rental revenues, rather than as a property operating expense. Management is required to exercise significant judgment about the timing, frequency and severity of collection losses, which affects the net income. If a lessee’s accounts receivable balance is considered uncollectable, the Company writes off the receivable balances associated with the lease and recognizes lease income on a cash basis. The Company recognized $ 3,463   of uncollectable operating lease receivables as a reduction of rental revenues in 2019.

Investments in Unconsolidated Affiliates

The Company evaluates its joint venture arrangements to determine whether they should be recorded on a consolidated basis.  The percentage of ownership interest in the joint venture, an evaluation of control and whether a VIE exists are all considered in the Company’s consolidation assessment.

Initial investments in joint ventures that are in economic substance a capital contribution to the joint venture are recorded in an amount equal to the cash contributed by the Company and the fair value of any real estate contributed. Initial investments in joint ventures that are in economic substance the sale of a portion of the Company’s interest in the real estate are accounted for as a contribution of real estate recorded in an amount equal to the fair value of the ownership interest retained and as a sale of real estate with profit recognized to the extent of the other joint venture partners’ interests in the joint venture. Profit recognition assumes the Company has no commitment to reinvest with respect to the percentage of the real estate sold and the accounting requirements of the full accrual method are met.

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

On a periodic basis, the Company assesses whether there are any indicators that the fair value of the Company's investments in unconsolidated affiliates may be impaired. An investment is impaired only if the Company’s estimate of the fair value of the investment is less than the carrying value of the investment and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. The Company's estimates of fair value for each investment are based on a number of assumptions that are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates, and operating costs. As these factors are difficult to predict and are subject to future events that may alter the Company’s assumptions, the fair values estimated in the impairment analyses may not be realized. No impairments of investments in unconsolidated affiliates were recorded in 2019 and 2017. In 2018, the Company recorded an impairment of $ 1,022 as its share of the loss on impairment recognized by the unconsolidated joint venture. The Company recorded a gain on deconsolidation of investments of $ 67,242 in 2019. The Company recorded a loss on investment of $ 6,197 in 2017. See Note 7 for additional information.

Deferred Financing Costs

Net deferred financing costs related to the Company's lines of credit of $ 9,062 and $ 2,005 were included in intangible lease assets and other assets at December 31, 2019 and 2018, respectively. Net deferred financing costs related to the Company's other indebtedness of $ 16,148 and $ 15,963 were included in net mortgage and other indebtedness at December 31, 2019 and 2018, respectively. Deferred financing costs include fees and costs incurred to obtain financing and are amortized on a straight-line basis to interest expense over the terms of the related indebtedness. Amortization expense related to deferred financing costs was $ 7,000, $ 6,120 and $ 5,918 in 2019, 2018 and 2017, respectively. Accumulated amortization of deferred financing costs was $ 17,175 and $ 22,098 as of December 31, 2019 and 2018, respectively.

Revenue Recognition

See Note 3 for a description of the Company's revenue streams.

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

As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State tax expense was $ 3,682, $ 4,147 and $ 3,772 during 2019, 2018 and 2017, respectively.

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

The Company recorded an income tax benefit (provision) as follows for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019		2018		2017
Current tax benefit (provision)	$	(485)	$	(1,354)	$6,459
Deferred tax benefit (provision)		(2,668)		2,905	(4,526)
Income tax benefit (provision)	$	(3,153)		$1,551	$1,933

The Company had a net deferred tax asset of $ 15,117 and $ 20,133 at December 31, 2019 and 2018, respectively. In 2018, the Company recorded a cumulative effect adjustment in the amount of $ 11,433 related to the January 1, 2018 adoption of ASU 2016-16. The net deferred tax asset at December 31, 2019 and 2018 is included in intangible lease assets and other assets.   These deferred tax balances primarily consist of differences between book and tax related to the basis of real estate assets, depreciation expense and operating expenses, as well as net operating loss carryforwards.  As of December 31, 2019, tax years that generally remain subject to examination by the Company’s major tax jurisdictions include 2019, 2018, 2017 and 2016.

The Company reports any income tax penalties attributable to its Properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its consolidated statements of operations.  In addition, any interest incurred on tax assessments is reported as interest expense.  The Company incurred nominal interest and penalty amounts in 2019, 2018 and 2017.

Concentration of Credit Risk

The Company’s tenants include national, regional and local retailers. Financial instruments that subject the Company to concentrations of credit risk consist primarily of tenant receivables. The Company generally does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of tenants. The Company derives a substantial portion of its rental income from various national and regional retail companies; however, no single tenant collectively accounted for more than 4.5% of the Company’s total consolidated revenues in 2019.

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

Performance stock units ("PSUs") are contingently issuable common shares and are included in earnings per share if the effect is dilutive. See Note 17 for a description of the long-term incentive program that these units relate to. There were no potential dilutive common shares and no anti-dilutive shares for the year ended December 31, 2019. The effect of 102,820 contingently issuable common shares related to PSUs for the year ended December 31, 2018 were excluded from the computation of diluted EPS because the effect would have been anti-dilutive. There were no potential dilutive common shares and no anti-dilutive shares for the year ended December 31, 2017.

Earnings per Unit of the Operating Partnership

Basic earnings per unit ("EPU") is computed by dividing net income (loss) attributable to common unitholders by the weighted-average number of common units outstanding for the period. Diluted EPU assumes the issuance of common units for all potential dilutive common units outstanding. PSUs are contingently issuable common shares and are included in earnings per share if the effect is dilutive. See Note 17 for a description of the long-term incentive program that these units relate to. There were no potential dilutive common units and no anti-dilutive units for the year ended December 31, 2019. The effect of 102,820 contingently issuable common units related to PSUs for the year ended December 31, 2018 were excluded from the computation of diluted EPS because the effect would have been anti-dilutive. There were no potential dilutive common units and no anti-dilutive units for the year ended December 31, 2017.

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

NOTE 3. REVENUES

Contract Balances

A summary of the Company's contract assets activity during the year ended December 31, 2019 is presented below:

Contract Assets
Balance as of January 1, 2019	$289
Tenant openings	(436)
Executed leases	431
Balance as of December 31, 2019	$284

A summary of the Company's contract liability activity during the year ended December 31, 2019 is presented below:

Contract Liability
Balance as of January 1, 2019	$265
Completed performance obligation	(107)
Contract obligation	—
Balance as of December 31, 2019	$158

The Company has the following contract balances as of December 31, 2019:

		As of	Expected Settlement Period
Description	Financial Statement Line Item	December 31, 2019	2020		2021		2022	2023
Contract assets (1)	Management, development and leasing fees	$284	$	(236)	$	(44)	$—	$	(4)
Contract liability (2)	Other revenues	158		(53)		(53)	(52)		—

(1)

Represents leasing fees recognized as revenue in the period in which the lease is executed. Under third party and unconsolidated affiliates' contracts, the remaining 50% of the commissions are paid when the tenant opens. The tenant typically opens within a year, unless the project is in development.

(2)	Relates to a contract with a vendor in which the Company received advance payments in the initial years of the multi-year contracts.

Revenues

The following table presents the Company's revenues disaggregated by revenue source:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Rental revenues (1)	$736,878	$829,113
Revenues from contracts with customers (ASC 606):
Operating expense reimbursements (2)	9,783	8,434
Management, development and leasing fees (3)	9,350	10,542
Marketing revenues (4)	6,059	6,286
	25,192	25,262

Other revenues	6,626	4,182
Total revenues (5)	$768,696	$858,557

(1)

Revenues from leases that commenced subsequent to December 31, 2018 are accounted for in accordance with ASC 842, Leases , whereas all leases existing prior to that date are accounted for in accordance with ASC 840. See Note 4 ..

(2)

Includes $ 9,404 in the Malls segment and $ 379 in the All Other segment for the year ended December 31, 2019. Includes $ 5,873 in the Malls segment and $ 2,561 in the All Other segment for the year ended December 31, 2018. See description below.

(3)	Included in All Other segment.
(4)

Marketing revenues solely relate to the Malls segment for the year ended December 31, 2019. Includes $ 6,255 in the Malls segment and $ 31 in the All Other segment for the year ended December 31, 2018.

(5)	Sales taxes are excluded from revenues.

See Note 12 for information on the Company's segments.

Revenue from Contracts with Customers

Operating expense reimbursements

Under operating and other agreements with third parties, which own anchor or outparcel buildings at the Company's properties and pay no rent, the Company receives reimbursements for certain operating expenses such as ring road and parking area maintenance, landscaping and other fees. These arrangements are primarily either set at a fixed rate with rate increases typically every five years or are on a variable (pro rata) basis, typically as a percentage of costs allocated based on square footage or sales. The majority of these contracts have an initial term and one or more extension options, which cumulatively approximate 50 or more years as historically the initial term and any extension options are typically reasonably certain of being executed by the third party. The standalone selling price of each performance obligation is determined based on the terms of the contract, which typically assigns a price to each performance obligation that directly relates to the value the customer receives for the services being provided. Revenue is recognized as services are transferred to the customer. Variable consideration is based on historical experience and is generally recognized over time using the cost-to-cost method of measurement because it most accurately depicts the Company's performance in satisfying the performance obligation. The cumulative catch-up method is used to recognize any adjustments in variable consideration estimates. Under this method, any adjustment is recognized in the period it is identified.

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

Outstanding Performance Obligations

The Company has outstanding performance obligations related to certain noncancellable contracts with customers for which it will receive fixed operating expense reimbursements for providing certain maintenance and other services as described above. As of December 31, 2019, the Company expects to recognize these amounts as revenue over the following periods:

Performance obligation	Less than 5 years	5-20 years	Over 20 years	Total
Fixed operating expense reimbursements	$25,651	$47,224	$44,951	$117,826

The Company evaluates its performance obligations each period and makes adjustments to reflect any known additions or cancellations. Performance obligations related to variable consideration, which is based on sales, are constrained.

Note 4 – Leases

Adoption of ASU 2016-02, and all related subsequent amendments

The Company adopted ASC 842 (which includes ASU 2016-02 and all related subsequent amendments) on January 1, 2019 and applied the guidance to leases that commenced on or after January 1, 2019. Historical amounts for prior periods were not adjusted and will continue to be reported using the guidance in ASC 840, Leases ..

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

See Note 2 for additional information about this accounting standard.

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

The components of rental revenues are as follows:

	Year Ended December 31,
	2019	2018	2017
Fixed lease payments	$607,259	$684,634	$760,001
Variable lease payments	129,619	144,479	149,594
Total rental revenues	$736,878	$829,113	$909,595

The undiscounted future fixed lease payments to be received under the Company's operating leases as of December 31, 2019, are as follows:

Years Ending December 31,	Operating Leases
2020	$502,532
2021	446,438
2022	370,872
2023	307,297
2024	245,824
Thereafter	628,945
Total undiscounted lease payments	$2,501,908

As required by the Comparatives Under ASC 840 Option, which is a transitional amendment that allows for the presentation of comparative periods in the year of adoption under ASC 840 (the former leasing guidance), the Company's future minimum rental income from lessees under non-cancellable operating leases where the Company is the lessor as of December 31, 2018 is also presented below:

Years Ending December 31,	Operating Leases
2019	$497,014
2020	426,228
2021	363,482
2022	294,441
2023	234,191
Thereafter	531,792
Total	$2,347,148

Lessee

The Company has eight ground leases and one office lease in which it is a lessee. The maturities of these leases range from 2021 to 2089 and generally provide for renewal options ranging from five to ten years. We included the renewal options in our lease terms for purposes of calculating our lease liability and ROU asset because we have no plans to cease operating our assets associated with each ground lease. The ground leases relate to properties where the Company owns the buildings and improvements, but leases the underlying land. The lease payments on the majority of the ground leases are fixed, but in the instances where they are variable they are either based on the CPI index or a percentage of sales. The office lease is subleased as of December 31, 2019. As of December 31, 2019, these leases have a weighted-average remaining lease term of 39.9 years and a weighted-average discount rate of 8.1%.

The Company's ROU asset and lease liability are presented in the consolidated balance sheets within intangible lease assets and other assets and accounts payable and accrued liabilities, respectively. A summary of the Company's ROU asset and lease liability activity during the year ended December 31 , 2019 is presented below:

	ROU Asset	Lease Liability
Balance as of January 1, 2019	$4,160	$4,074
Cash reduction	(557)	(557)
Noncash increase	201	320
Balance as of December 31, 2019	$3,804	$3,837

The components of lease expense are presented below:

Year Ended December 31, 2019
Lease expense:
Operating lease expense	$547
Variable lease expense	348
Total lease expense	$895

The undiscounted future lease payments to be paid under the Company's operating leases as of December 31, 2019, are as follows:

Year Ending December 31,	Operating Leases
2020	$558
2021	594
2022	329
2023	284
2024	263
Thereafter	12,019
Total undiscounted lease payments	14,047
Less imputed interest	(10,210)
Lease Liability	$3,837

As required by the Comparatives Under ASC 840 Option, which is a transitional amendment that allows for the presentation of comparative periods in the year of adoption under ASC 840 (the former leasing guidance), the Company's future obligations to be paid under the Company's operating leases where the Company is the lessee as of December 31, 2018 is also presented below:

Year Ending December 31,	Operating Leases
2019	$504
2020	610
2021	517
2022	321
2023	281
Thereafter	12,297
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

See Note 2 for additional information about this accounting standard.

NOTE 5. ACQUISITIONS

Since the adoption of ASU 2017-01, Clarifying the Definition of a Business , as of January 1, 2017, the Company's acquisitions of shopping center and other properties have been accounted for as acquisitions of assets. The Company includes the results of operations of real estate assets acquired in the consolidated statements of operations from the date of the related acquisition.

2019 Acquisition

In October 2019, the Company acquired the former Boston store located at West Towne Mall for $ 5,700 in cash. The Company plans to redevelop this space.

2018 Acquisition

In February 2018, the Company acquired the former Bon-Ton store located at Westmoreland Mall for $ 3,250 in cash. The Company is redeveloping this space.

2017 Acquisitions

JG Gulf Coast LLC

In December 2017, the Company was assigned its partner's 50% interest in Gulf Coast Town Center - Phase III for no consideration. The unconsolidated affiliate was previously accounted for using the equity method of accounting (see Note 7 ). As of the December 31, 2017 assignment date, the wholly owned joint venture was accounted for on a consolidated basis in the Company's operations. The Company recorded $ 2,818 of net assets at their carry-over basis, which included $ 4,118 related to a mortgage note payable to the Company. The Property was sold in March 2018. See Note 6 for more information.

Sears and Macy's stores

In January 2017, the Company acquired several Sears and Macy's stores, which included land, buildings and improvements, for future redevelopment at the related malls.

The Company purchased five Sears department stores and two Sears Auto Centers for $ 72,765 in cash, which included $ 265 of capitalized transaction costs. Sears continued to operate the department stores in 2017 under new ten-year leases for which the Company received aggregate annual base rent of $ 5,075. Annual base rent was to be reduced by 0.25% for the third through tenth years of the leases. Sears was responsible for paying CAM charges, taxes, insurance and utilities under the terms of the leases. The Company had the right to terminate each Sears lease at any time (except November 15 through January 15, in any given year), with six month's advance notice. With six month's advance notice, Sears had the right to terminate one lease after a four -year period and could terminate the four other leases after a two -year period.

Of the five sale leasebacks described above, one of these locations closed in 2018. The Company terminated the Sears lease and redeveloped the former Sears store at Brookfield Square in 2018. The redevelopment opened in October 2019. Four other Sears stores closed in 2019. The Company commenced construction on the redevelopment of the former Sears at Hamilton Place in 2019 with an anticipated opening date in spring 2020. Construction is expected to begin on the redevelopment of the former Sears at Cross Creek Mall in 2020, with an opening anticipated in 2021. The Company is in the planning stages for the redevelopment of the remaining locations. The leases on the Sears Auto Centers were terminated by the Company, in accordance with the terms of the Company's agreement with Sears, and the Company has completed redevelopment of both locations.

The Company also acquired four Macy's stores in 2017 for $ 7,034 in cash, which included $ 34 of capitalized transaction costs. Three of these locations closed in March 2017, with two having redevelopments completed in 2019. The title to the property of one of these locations was transferred to the mortgage holder in satisfaction of the non-recourse debt secured by the property. The remaining location is in the planning stages of redevelopment.

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

NOTE 6. DISPOSITIONS AND HELD FOR SALE

The Company evaluates its disposals utilizing the guidance in ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity .. Based on its analysis, the Company determined that the dispositions described below do not meet the criteria for classification as discontinued operations and are not considered to be significant disposals based on its quantitative and qualitative evaluation. Thus, the results of operations of the shopping center Properties described below, as well as any related gain or loss, are included in net income (loss) for all periods presented, as applicable.

2019 Dispositions

Net proceeds realized from the 2019 dispositions listed below were used to reduce outstanding balances on the Company's credit facility, unless otherwise noted. The following is a summary of the Company's 2019 dispositions:

				Sales Price
Sales Date	Property	Property Type	Location	Gross	Net	Gain
January	Cary Towne Center (1)	Malls	Cary, NC	$31,500	$31,068	$—
April	Honey Creek Mall (2)	Malls	Terre Houte, IN	14,600	14,360	—
April	The Shoppes at Hickory Point	Malls	Forsyth, IL	2,508	2,407	1,326
June	Courtyard by Marriott at Pearland Town Center	All Other	Pearland, TX	15,100	14,795	1,910
July	850 Greenbrier Circle	All Other	Chesapeake, VA	10,500	10,332	96
July	Kroger at Foothills Plaza	All Other	Maryville, TN	2,350	2,267	1,139
July	The Forum at Grandview (3)	All Other	Madison, MS	31,750	31,606	47
July	Barnes & Noble parcel	All Other	High Point, NC	2,000	1,899	821
September	Dick's Sporting Goods at Hanes Mall	All Other	Winston-Salem, NC	10,000	9,649	2,907
				$120,308	$118,383	$8,246

(1)	See below for more information regarding the sale of Cary Towne Center.
(2)

The Company recognized a loss on impairment of $ 2,284 in March 2019 when it adjusted the book value of the mall to the net sales price based on a signed contract with a third-party buyer and recognized $(239) in April 2019 related to a true-up of closing costs. See Note 16 for additional information.

(3)

The Company recognized a loss of impairment of $ 8,582 in June 2019 when it adjusted the book value to the net sales price based on a signed contract with a third-party buyer, adjusted to reflect the estimated disposition costs. See Note 16 for additional information.

The Company realized gains of $ 6,434 related to the sale of five outparcels and a gain of $ 1,627 related to the formation of three joint ventures during the year ended December 31, 2019. Also, the Company realized a loss of $ 33 related to prior period adjustments.

The Company recognized a gain on extinguishment of debt for the properties listed below, which represented the amount by which the outstanding debt balance exceeded the net book value of the property as of the transfer date. See Note 8 for more information.

Sale/Transfer Date	Property	Property Type	Location
January	Acadiana Mall (1)	Malls	Lafayette, LA
January	Cary Towne Center (2)	Malls	Cary, NC

(1)

The Company transferred title to the mall to the mortgage holder in satisfaction of the non-recourse debt secured by the property. A loss on impairment of real estate of $ 43,007 was recorded in 2017 to write down the book value of the mall to its then estimated fair value. The Company also recorded $ 305 of aggregate non-cash default interest expense during the first quarter of 2019.

(2)

The Company sold the mall for $ 31,500 and the net proceeds from the sale were used to satisfy a portion of the loan secured by the mall. The remaining principal balance was forgiven. The Company recorded a loss on impairment of real estate of $ 54,678 during 2018 to write down the book value of the mall to its then estimated fair value. The Company also recorded $ 237 of aggregate non-cash default interest expense during the first quarter of 2019.

In a separate transaction during January 2019, the Company also sold an anchor store parcel and vacant land at Acadiana Mall, which were not collateral on the loan, for a cash price of $ 4,000. A loss on impairment of real estate of $ 1,593 was recorded in 2018 to write down the book value of the anchor store parcel and vacant land to its then estimated fair value.

2018 Dispositions

Net proceeds realized from the 2018 dispositions listed below were used to reduce the outstanding balances on the Company's credit facilities, unless otherwise noted. The following is a summary of the Company's 2018 dispositions:

				Sales Price
Sales Date	Property	Property Type	Location	Gross	Net	Gain/(Loss)
March	Gulf Coast Town Center - Phase III	All Other	Ft. Myers, FL	$9,000	$8,769	$2,236
July	Janesville Mall (1)	Malls	Janesville, WI	18,000	17,783	—
August	Statesboro Crossing (2)	All Other	Statesboro, GA	21,500	10,532	3,215
October	Parkway Plaza	All Other	Fort Oglethorpe, GA	16,500	16,318	1,419
November	College Square (3)	Malls	Morristown, TN	—	—	742
Various	Prior Sales Adjustments	Malls/All Other		—	—	(141)
				$65,000	$53,402	$7,471

(1)

The Company recognized a loss on impairment of $ 18,061 in 2018 when it adjusted the book value of the mall to its estimated fair value based upon a contract with a third-party buyer, adjusted to reflect disposition costs. See Note 16 additional information.

(2)

In conjunction with the sale of this 50/ 50 consolidated joint venture, the loan secured by the community center was retired. The Company received 100% of the net proceeds from the sale in accordance with the terms of the joint venture agreement.

(3)

The Company received additional consideration per the terms of the sales contract related to the completion of an outparcel construction project.  See 2017 Dispositions below for discussion of the sale of College Square in 2017.

The Company also realized a gain of $ 11,530 primarily related to the sale of 12 outparcels and from several outparcels sold through eminent domain proceedings during the year ended December 31, 2018.

2018 Held for Sale

Cary Towne Center was classified as held for sale at December 31, 2018 and the $ 30,971 on the consolidated balance sheet represented the Company's net investment in real estate assets at December 31, 2018, which approximates 0.6% of the Company's total assets as of December 31, 2018. A nonrecourse loan secured by Cary Towne Center with a principal balance of $ 43,716 as of December 31, 2018 was classified on the Company's consolidated balance sheet as liabilities related to assets held for sale.

201 7 Dispositions

Net proceeds realized from the 2017 dispositions were used to reduce the outstanding balances on the Company's credit facilities, unless otherwise noted. The following is a summary of the Company's 2017 dispositions by sale:

				Sales Price
Sales Date	Property	Property Type	Location	Gross	Net	Gain
January	One Oyster Point & Two Oyster Point	All Other	Newport News, VA	$6,250	$6,142	$—
April	The Outlet Shoppes at Oklahoma City (1)	Malls	Oklahoma City, OK	130,000	55,368	75,434
May	College Square & Foothills Mall (2)	Malls	Morristown, TN / Maryville, TN	53,500	50,566	546
				$189,750	$112,076	$75,980

(1)

In conjunction with the sale of this 75/ 25 consolidated joint venture, three loans secured by the mall were retired. The Company's share of the gain from the sale was approximately $ 48,800. In accordance with the joint venture agreement, the joint venture partner received a priority return of $ 7,477 from the proceeds of the sale.

(2)

The Company recognized a gain of $ 1,994 in the second quarter of 2017 upon the sale of the malls. This gain was partially reduced in the third quarter of 2017 due to construction costs of $ 1,448 not previously considered.

The Company also realized a gain of $ 17,812 primarily related to the sale of 12 outparcels during the year ended December 31, 2017.

The Company recognized a gain on extinguishment of debt for the Properties listed below, which represented the amount by which the outstanding debt balance exceeded the net book value of the Property as of the transfer date. The respective mortgage lender completed the foreclosure process and received title to the mall listed below in satisfaction of the non-recourse debt secured by the Property. See Note 8 for additional information.

The following is a summary of these 2017 dispositions:

Transfer Date	Property	Property Type	Location
January	Midland Mall	Malls	Midland, MI
June	Chesterfield Mall	Malls	Chesterfield, MO
August	Wausau Center	Malls	Wausau, WI

NOTE 7. UNCONSOLIDATED AFFILIATES

Unconsolidated Affiliates

Although the Company had majority ownership of certain joint ventures during 2019, 2018 and 2017, it evaluated the investments and concluded that the other partners or owners in these joint ventures had substantive participating rights, such as approvals of:

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

At December 31, 2019, the Company had investments in 28 entities, which are accounted for using the equity method of accounting. The Company's ownership interest in these unconsolidated affiliates ranges from 20.0% to 65.0%. Of these entities, 17 are owned in 50 / 50 joint ventures.

2019 Activity - Unconsolidated Affiliates

Atlanta Outlet JV, LLC

In December 2019, the Company sold 25% of its interest in The Outlet Shoppes at Atlanta, in Woodstock, GA, to its existing joint venture partner for a total consideration of $ 20,778, including $ 11,440 of assumed debt. Following the sale, the Company and its joint venture partner each own a 50% interest. In addition to the sale of its interest, the Company and its joint venture partner executed an amendment to the joint venture agreement that modified certain terms of the agreement, which resulted in the Company deconsolidating this property. As a result of these transactions, the Company recognized a gain on investment/deconsolidation of $ 56,067, which was made up of a $ 12,939 gain on the sale of the Company’s 25% interest and a $ 43,128 gain related to adjusting the Company’s retained interest to fair value.

BI Development, LLC

In October 2019, the Company entered into a joint venture, BI Development, LLC, to acquire, redevelop and operate the vacant JC Penney parcel at Northgate Mall in Chattanooga, TN. The Company has a 20% membership interest in the joint venture. As of December 31, 2019, the Company made no initial capital contribution and has no future funding obligations. The unconsolidated affiliate is a variable interest entity ("VIE").

Bullseye, LLC

In September 2018, the Company entered into a joint venture, Bullseye, LLC, to develop a vacant land parcel adjacent to Hamilton Corner in Chattanooga, TN. The Company has a 20% membership interest in the joint venture. The Company made no initial investment and has no future funding obligations. The unconsolidated affiliate is a variable interest entity ("VIE").

El Paso Outlet Center Holding, LLC, and El Paso Outlet Outparcels, LLC

In August 2019, the Company sold 25% of its interest in The Outlet Shoppes at El Paso, in El Paso, TX, to its existing joint venture partner for total consideration of $ 27,750, including $ 18,525 of assumed debt. Following the sale, the Company and its joint venture partner each own a 50% interest. In addition to the sale of its interest, the Company and its joint venture partner executed an amendment to the joint venture agreement that modified certain terms of the agreement, which resulted in the Company deconsolidating this property. As a result of these transactions, the Company recognized a gain on investment/deconsolidation of $ 11,174, which was made up of a $ 3,884 gain on the sale of the Company's 25% interest and a $ 7,290 gain related to adjusting the Company's retained interest to fair value.

G&I VIII CBL Triangle LLC

In July 2019, the lender foreclosed on the loan secured by Triangle Town Center. In September 2018, the Company had reduced its investment in the unconsolidated 90/10 joint venture to zero.

Hamilton Place Self Storage, LLC

In September 2019, the Company entered into a joint venture, Hamilton Place Self Storage, LLC, to develop a self-storage facility adjacent to Hamilton Place. The Company has a 54% share in the joint venture and recorded a $ 187 loss on sale of real estate assets related to land that it contributed to the joint venture. The unconsolidated affiliate is a VIE. In conjunction with the formation of the joint venture, the unconsolidated affiliate closed on a construction loan with a total borrowing capacity of up to $ 7,002, a variable interest rate of LIBOR plus 2.75% and a maturity date of September 2024.

The Operating Partnership has guaranteed 100 % of the construction loan, but has a back-up guaranty from its joint venture partner for 50 % of the construction loan. See Note 15 for more information.

Louisville Outlet Shoppes, LLC

In November 2019, the Company and its joint venture partner executed an amendment to the joint venture agreement that modified certain terms of the agreement, which resulted in the Company deconsolidating this property.

Mall of South Carolina L.P.

In November 2019, the Company and its joint venture partner closed on construction loan to construct a new building adjacent to Coastal Grand that will include Dick’s Sporting Goods and Golf Galaxy. The construction loan has a total borrowing capacity of $ 7,959, a fixed interest rate of 5.05% and a maturity date of November 2024 ..

Parkdale Self Storage, LLC

In May 2019, the Company entered into a 50/50 joint venture, Parkdale Self Storage, LLC, to develop a self-storage facility adjacent to Parkdale Mall. The Company recorded gain on sale of real estate assets of $ 433 related to land that it contributed to the joint venture. The unconsolidated affiliate is a VIE. In conjunction with the formation of the joint venture, the unconsolidated affiliate closed on a construction loan with a total borrowing capacity of up to $ 6,500, a variable interest rate that is the greater of 5.25% or LIBOR plus 2.80% and a maturity date of July 2024 .. The Operating Partnership has a joint and several guaranty with its joint venture partner. Therefore, the maximum guarantee is 100% of the loan. See Note 15 for more information.

Vision-CBL Hamilton Place, LLC

In November 2018, the Company entered into a 50/50 joint venture, Vision-CBL Hamilton Place, LLC, to acquire, develop and operate an Aloft by Marriott hotel adjacent to Hamilton Place. In December 2019, the Company recorded a $ 1,381 gain on sale of real estate assets related to land that it contributed to the joint venture. The unconsolidated affiliate is a VIE. See additional information in Variable Interest Entities below. In October 2019, the unconsolidated affiliate closed on a construction loan with a borrowing capacity of $ 16,800, a variable interest rate of LIBOR plus 2.45% and a maturity date of November 2024 ..

2018 Activity - Unconsolidated Affiliates

CBL/T-C, LLC

In April 2018, the Company and its 50/50 joint venture partner closed on a $ 155,000 non-recourse loan secured by CoolSprings Galleria. The loan bears a fixed interest rate of 4.84% and matures on May 2028. Proceeds from the loan were used to retire an existing $ 97,732 loan, which had an interest rate of 6.98% at the repayment date and was due to mature in June 2018. The Company's share of excess proceeds was used to reduce outstanding balances on its credit facilities.

Continental 425 Fund LLC

In December 2018, the Company contributed land valued at $ 6,000 and cash of $ 7 in exchange for a 43.5% interest in Continental 425 Fund LLC. The land contributed is adjacent to The Pavilion at Port Orange, a community center located in Port Orange, FL, and is being used in the development of an apartment complex. The unconsolidated affiliate is a variable interest entity. In conjunction with the formation of the joint venture, the joint venture closed on a construction loan with a total borrowing capacity of $ 36,990, a variable interest rate of LIBOR plus 2.35% and a maturity date of December 2021 .. In addition, there are two one-year extension options available at the joint venture’s election.

G&I VIII CBL Triangle LLC

In September 2018, G&I VIII CBL Triangle LLC recognized an impairment of $ 89,826 to write down Triangle Town Center's net book value of $ 123,453 to its estimated fair value of approximately $ 33,600. Management determined the fair value using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of 10 years , with a sale occurring at the end of the holding period, a capitalization rate of 15% and a discount rate of 15% . The mall ha d experienced declining tenant sales over the past few years and wa s facing challenges from store closures. The Company recorded $ 1,022 as its share of the loss on impairment recognized by the unconsolidated joint venture, which reduced the carrying value of the Company's investment in the joint venture to zero in the third quarter of 2018.

Port Orange Town Center LLC, West Melbourne Town Center LLC and West Melbourne Holdings II, LLC

In May 2018, the $ 56,738 loan secured by The Pavilion at Port Orange, the $ 41,997 loan secured by Hammock Landing – Phase I and the $ 16,217 loan secured by Hammock Landing – Phase II were amended to extend the maturity date to February 2021. Each loan has two one-year extension options, available at the unconsolidated affiliate's election, for an outside maturity date of February 2023. The interest rate increased from a variable rate of LIBOR plus 2.0% to LIBOR plus 2.25%. The Operating Partnership's guaranty also increased to 50%.

Self-Storage at Mid Rivers, LLC

In April 2018, the Company entered into a 50/50 joint venture, Self-Storage at Mid Rivers, LLC, to develop a self-storage facility adjacent to Mid Rivers Mall. The Company recorded a $ 387 gain related to land that it contributed to the joint venture. The unconsolidated affiliate is a variable interest entity. In conjunction with the formation of the joint venture, the unconsolidated affiliate closed on a construction loan, with a borrowing capacity of $ 5,987, a variable interest rate of LIBOR plus 2.75% and a maturity date of April 2023.

2017 Activity - Unconsolidated Affiliates

Ambassador Infrastructure, LLC

In August 2019, the unconsolidated affiliate amended and modified the existing $ 11,035 loan to extend the maturity date to August 2020. The Operating Partnership has guaranteed 100% of the loan. The loan carries a variable interest rate of LIBOR plus 2.0%, but the unconsolidated affiliate has an interest rate swap on the notional amount of the loan, amortizing to $ 9,360 over the term of the swap, to effectively fix the interest rate at 3.74%.

EastGate Storage, LLC

In November 2017, the Company entered into a 50/50 joint venture, EastGate Storage, LLC with an unaffiliated partner to develop a self-storage facility adjacent to EastGate Mall. The Company contributed land with a fair value of $ 1,134 and the partner is equalizing through cash contributions. In conjunction with the formation of the joint venture, the unconsolidated affiliate closed on a construction loan with a total borrowing capacity of $ 6,500, a variable interest rate of LIBOR plus 2.75% and a maturity date of December 2022. The loan is interest only through November 2020. The self-storage facility opened in September 2018.

River Ridge Mall JV, LLC

The Company sold its 25% interest in River Ridge Mall JV, LLC ("River Ridge") to its joint venture partner for $ 9,000 in cash and the Company recorded a $ 5,843 loss on investment related to the sale of its interest and recorded an additional $ 354 loss on investment upon the sale closing in August 2017. The loss on investment is included in gain on investments in the consolidated statements of operations. The Company's property management agreement with River Ridge Mall JV, LLC ended September 30, 2017.

Shoppes at Eagle Point, LLC

The Company formed a 50/50 unconsolidated joint venture, Shoppes at Eagle Point, LLC, to develop, own and operate a community center located in Cookeville, TN. The partners contributed aggregate initial equity of $ 1,031. In October 2017, the unconsolidated affiliate closed on a construction loan with a total borrowing capacity of $ 36,400, a variable interest rate of LIBOR plus 2.75% and a maturity date of October 2020. The loan has one two-year extension option available at the unconsolidated affiliate's election, subject to compliance with the terms of the loan. The interest rate will be reduced to a variable-rate of LIBOR plus 2.35% once certain debt and operational metrics are met. In the third quarter of 2017, the land was acquired and construction began. The community center opened in November 2018.

JG Gulf Coast Town Center LLC - Phase III

In July 2017, the Company loaned the unconsolidated affiliate the amount necessary to retire the loan and received a mortgage note receivable in return. In December 2017, the Company entered into an assignment and assumption agreement with the Company's partner in the JG Gulf Coast Town Center LLC joint venture. Under the terms of the agreement, the Company was assigned the rights and assumed the obligations of its joint venture partner with respect to its 50% interest in Gulf Coast Town Center - Phase III, a community center located in Ft. Meyers, FL. See Note 5 for more information. The intercompany loan was eliminated in consolidation as of December 31, 2017 since the Property became wholly owned by the Company. The property was sold in March 2018. See Note 6 for details.

Condensed Combined Financial Statements - Unconsolidated Affiliates

Condensed combined financial statement information of the unconsolidated affiliates is as follows:

	December 31,
	2019	2018
ASSETS:
Investment in real estate assets	$2,293,438	$2,097,088
Accumulated depreciation	(803,909)	(674,275)
	1,489,529	1,422,813
Developments in progress	46,503	12,569
Net investment in real estate assets	1,536,032	1,435,382
Other assets	154,427	188,521
Total assets	$1,690,459	$1,623,903
LIABILITIES:
Mortgage and other indebtedness, net	$1,417,644	$1,319,949
Other liabilities	41,007	39,777
Total liabilities	1,458,651	1,359,726
OWNERS' EQUITY:
The Company	149,376	191,050
Other investors	82,432	73,127
Total owners' equity	231,808	264,177
Total liabilities and owners’ equity	$1,690,459	$1,623,903

	Year Ended December 31,
	2019	2018		2017
Total revenues	$221,512		$225,073	$236,607
Depreciation and amortization	(87,193)		(78,174)	(80,102)
Other operating expenses	(67,784)		(72,056)	(71,293)
Interest and other income	1,555		1,415	1,671
Interest expense	(55,727)		(52,803)	(51,843)
Gain on extinguishment of debt	83,635		—	—
Loss on impairment	—		(89,826)	—
Gain on sales of real estate assets	630		3,056	555
Net income (loss) (1)	$96,628	$	(63,315)	$35,595

(1)

The Company's pro rata share of net income (loss) is $ 4,940, $ 14,677 and $ 22,939 for the years ended December 31, 2019, 2018 and 2017, respectively, and is included in equity in earnings of unconsolidated affiliates in the consolidated statements of operations.

See Note 15 for a description of guarantees the Operating Partnership has issued related to the unconsolidated affiliates listed below.

NOTE 8. MORTGAGE AND OTHER INDEBTEDNESS, NET

Debt of the Company

CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries that it has a direct or indirect ownership interest in is the borrower on all of the Company's debt.

CBL is a limited guarantor of the Senior Unsecured Notes, as described below, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. The Company also provides a similar limited guarantee of the Operating Partnership's obligations with respect to its secured line of credit and   secured term loan as of December 31, 2019.

Debt of the Operating Partnership

Mortgage and other indebtedness, net, consisted of the following:

	December 31, 2019		December 31, 2018
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating Properties	$1,330,561	5.27%	$1,783,097	5.33%
Senior unsecured notes due 2023 (2)	447,894	5.25%	447,423	5.25%
Senior unsecured notes due 2024 (3)	299,960	4.60%	299,953	4.60%
Senior unsecured notes due 2026 (4)	617,473	5.95%	616,635	5.95%
Total fixed-rate debt	2,695,888	5.35%	3,147,108	5.37%
Variable-rate debt:
Recourse loan on operating Property	41,950	4.34%	68,607	4.97%
Construction loan	29,400	4.60%	8,172	5.25%
Secured line of credit	310,925	3.94%	—	—
Unsecured lines of credit	—	—	183,972	3.90%
Secured term loan	465,000	3.94%	—	—
Unsecured term loans	—	—	695,000	4.21%
Total variable-rate debt	847,275	3.98%	955,751	4.21%
Total fixed-rate and variable-rate debt	3,543,163	5.02%	4,102,859	5.10%
Unamortized deferred financing costs	(16,148)		(15,963)
Liabilities related to assets held for sale (5)	—		(43,716)
Total mortgage and other indebtedness, net	$3,527,015		$4,043,180

(1)	Weighted-average interest rate includes the effect of debt premiums and discounts, but excludes amortization of deferred financing costs.
(2)	The balance is net of an unamortized discount of $ 2,106 and $ 2,577, as of December 31, 2019 and 2018, respectively.
(3)	The balance is net of an unamortized discount of $ 40 and $ 47, as of December 31, 2019 and 2018, respectively.
(4)	The balance is net of an unamortized discount of $ 7,527 and $ 8,365 as of December 31, 2019 and 2018, respectively.
(5)

Represents a non-recourse mortgage loan secured by Cary Towne Center that is classified on the consolidated balance sheet as liabilities related to assets held for sale. The mall was sold in January 2019. See Note 6 for more information.

Non-recourse term loans, recourse term loans, the secured line of credit and the secured term loan include loans that are secured by Properties owned by the Company that have a net carrying value of $ 2,639,827 at December 31, 2019.

Senior Unsecured Notes

Description	Issued (1)	Amount	Interest Rate (2)	Maturity Date (3)
2023 Notes	November 2013	$450,000	5.25%	December 2023
2024 Notes	October 2014	300,000	4.60%	October 2024
2026 Notes	December 2016 / September 2017	625,000	5.95%	December 2026

(1)	Issued by the Operating Partnership. CBL is a limited guarantor of the Operating Partnership's obligations under the Notes as described above.
(2)

Interest is payable semiannually in arrears. The interest rate for the 2024 Notes and the 2023 Notes was subject to an increase ranging from 0.25% to 1.00% from time to time if, on or after January 1, 2016 and prior to January 1, 2020, the ratio of secured debt to total assets of the Company, as defined, was greater than 40% but less than 45%. The required ratio of secured debt to total assets for the 2026 Notes is 40% or less. As of December 31, 2019, this ratio was   32%.

(3)

The Notes are redeemable at the Operating Partnership's election, in whole or in part from time to time, on not less than 30 days and not more than 60 days' notice to the holders of the Notes to be redeemed. The 2026 Notes, the 2024 Notes and the 2023 Notes may be redeemed prior to September 15, 2026, July 15, 2024, and September 1, 2023 , respectively, for cash at a redemption price equal to the aggregate principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date and a make-whole premium calculated in accordance with the indenture. On or after the redemption date, the Notes are redeemable for cash at a redemption price equal to the aggregate principal amount of the Notes to be redeemed plus accrued and unpaid interest. If redeemed prior to the respective dates noted above, each issuance of Notes is redeemable at the treasury rate plus 0.50%, 0.35% and 0.40% for the 2026 Notes, the 2024 Notes and the 2023 Notes, respectively.

Senior Secured Credit Facility

In January 2019, the Company entered into a new $ 1,185,000 senior secured credit facility, which includes a fully funded $ 500,000 term loan and a revolving line of credit with a borrowing capacity of $ 685,000. The facility replaced all of the Company's prior unsecured bank facilities, which included three unsecured term loans with an aggregate balance of $ 695,000 and three unsecured revolving lines of credit with an aggregate capacity of $ 1,100,000 . At closing, the Company utilized the line of credit to reduce the principal balance of the unsecured term loan from $ 695,000 to $ 500,000 . The facility matures in July 2023 and bears interest at a variable rate of LIBOR plus 2.25%. The facility had an interest rate of 3.94 % at December 31, 2019. The Operating Partnership is required to pay an annual facility fee, to be paid quarterly, which ranges from 0.25 % to 0.35%, based on the unused capacity of the line of credit. The principal balance on the term loan will be reduced by $ 35,000 per year in quarterly installments. At December 31, 2019, the secured line of credit had an outstanding balance of $ 310,925 and the secured term loan had an outstanding balance of $ 465,000 .

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

Each of the Combined Guarantor Subsidiaries meet the criteria in Rule 3-10(f) of SEC Regulation S-X to provide condensed consolidating financial information as additional disclosure in the notes to the Operating Partnership's consolidated financial statements because each Combined Guarantor Subsidiary is 100% owned by the Operating Partnership, the guaranty issued by each Combined Guarantor Subsidiary is full and unconditional and the guaranty issued by each Combined Guarantor Subsidiary is joint and several. However, the Operating Partnership has elected to provide combined financial statements and accompanying notes for the Combined Guarantor Subsidiaries in lieu of including the consolidating financial information in the notes to its consolidated financial statements. These combined financial statements and notes are presented as an exhibit to this annual report on Form 10-K for ease of reference.

Fixed-Rate Debt

As of December 31, 2019, fixed-rate loans on operating Properties bear interest at stated rates ranging from 4.36% to 6.50%. Fixed-rate loans on operating Properties generally provide for monthly payments of principal and/or interest and mature at various dates through June 2026, with a weighted-average maturity of 2.1 years.

2019 Financings

In April 2019, the loan secured by Volusia Mall was refinanced to increase the principal balance to $ 50,000. In addition, the maturity date was extended to May 2024 and the fixed interest rate was reduced from 8.00% to 4.56%. The net proceeds from the new loan were used to retire the $ 41,000 existing loan and a portion of the loan secured by Honey Creek Mall, as described below.

In May 2019, the Company exercised an option to extend the loan secured by The Outlet Shoppes at Laredo to May 2021. In conjunction with the amendment, a payment of $ 10,800 was made to reduce the outstanding balance of the loan to $ 43,000. The noncontrolling interest partner in the joint venture funded its 35% share of the $10,800 payment.

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
(2)

The Company owned the property in a 75/25 consolidated joint venture. A portion of the proceeds from the non-recourse loan was used to retire a recourse loan secured by Phase II of The Outlet Shoppes at El Paso as described below.

Loan Repayments

The Company repaid the following fixed-rate loans, secured by the related consolidated Properties, in 2019 and 2018:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
2019:
April	Honey Creek Mall (2)	8.00%	July 2019	$23,539
December	The Terrace	7.25%	June 2020	11,931
				$35,470
2018:
January	Kirkwood Mall	5.75%	April 2018	$37,295

(1)	The Company retired the loans with borrowings from its credit facilities unless otherwise noted.

(2)	The Company retired the loan using proceeds from the refinancing of the loan secured by Volusia Mall as well as proceeds from the sale of Honey Creek Mall.

Dispositions

The following is a summary of the Company's dispositions for which the fixed-rate loan secured by the mall was extinguished:

Sale/Transfer Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Balance of Non-recourse Debt	Gain on Extinguishment of Debt
2019:
January	Acadiana Mall (1)	5.67%	April 2017	$119,760	$61,795
January	Cary Towne Center (2)	4.00%	June 2018	43,716	9,927
				$163,476	$71,722
(1)	The Company transferred title to the mall to the mortgage holder in satisfaction of the non-recourse debt secured by the Property.

(2)	The Company sold the mall for $ 31,500 and the net proceeds from the sale were used to satisfy a portion of the loan secured by the mall. The remaining principal balance was forgiven.

Variable-Rate Debt

The recourse loan secured by The Outlet Shoppes at Laredo bears interest at a variable interest rate indexed to LIBOR. At December 31, 2019, the interest rate was 4.34%. This loan matures in May 2021.

Loan Repayments

The Company repaid the following variable-rate loans, secured by the related consolidated properties in 2018:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
August	Statesboro Crossing (2)	4.24%	June 2019	$10,753
September	The Outlet Shoppes at El Paso - Phase II (3)	4.73%	December 2018	6,525
				$17,278

(1)	The Company retired the loans with borrowings from its credit facilities unless otherwise noted.
(2)	The loan was retired in conjunction with the sale of the property that secured the loan. See Note 6 for more information.
(3)	The loan secured by the Property was retired when the joint venture closed on a new fixed-rate loan in September 2018 as described above.

Construction Loan

Financing

The Company entered into a construction loan in October 2018 to redevelop anchor space at Brookfield Square. The construction loan bears interest at a variable interest rate indexed to LIBOR. At December 31, 2019, the interest rate was 4.6%. This loan matures in October 2021 and has one 12-month extension option for an outside maturity date of October 2022. The total borrowing capacity on the loan is $ 29,400.

Financial Covenants and Restrictions

The agreements for the secured credit facility and the Notes contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum unencumbered asset and interest ratios, maximum secured indebtedness ratios, maximum total indebtedness ratios and limitations on cash flow distributions.  The agreements for the Notes described above contain default provisions customary for transactions of this nature (with applicable customary grace periods). Additionally, any default in the payment of any recourse indebtedness greater than or equal to $ 50,000 of the Operating Partnership will constitute an event of default under the Notes. The Company believes that it was in compliance with all financial covenants and restrictions at December 31, 2019.

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

Scheduled Principal Payments

As of December 31, 2019, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, are as follows:

2020	$222,353
2021	556,878
2022	465,455
2023	1,126,825
2024	341,398
Thereafter	747,741
3,460,650
Net unamortized discounts and premium	(9,673)
Unamortized deferred financing costs	(16,148)
Principal balance of loan secured by Lender Malls in default (1)	92,186
Total mortgage and other indebtedness, net	$3,527,015

(1)

Represents the aggregate principal balance as of December 31, 2019 of two non-recourse loans, secured by Greenbrier Mall and Hickory Point Mall, which were in default. The loans secured by Greenbrier Mall and Hickory Point Mall matured in December 2019.

Of the $ 222,353 of scheduled principal payments in 2020, $ 149,670 relates to the maturing principal balances of three operating Property loans and $ 72,683 relates to scheduled principal amortization. Subsequent to December 31, 2019, the Company retired $ 84,803 related to two of the three operating Property loans scheduled to mature in 2020. See Note 20 for more information.

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

NOTE 9. SHAREHOLDERS’ EQUITY AND PARTNERS' CAPITAL

Common Stock and Common Units

The Company's authorized common stock consists of 350,000,000 shares at $ 0.01 par value per share. The Company had 174,115,111 and 172,656,458 shares of common stock issued and outstanding as of December 31, 2019 and 2018, respectively.

Partners in the Operating Partnership hold their ownership through common and special common units of limited partnership interest, hereinafter referred to as "common units." A common unit and a share of CBL's common stock have essentially the same economic characteristics, as they effectively participate equally in the net income and distributions of the Operating Partnership, except for certain special common units as disclosed in Note 10 . For each share of common stock issued by CBL, the Operating Partnership has issued a corresponding number of common units to CBL in exchange for the proceeds from the stock issuance. The Operating Partnership had 200,189,077 and 199,414,863 common units outstanding as of December 31, 2019 and 2018, respectively.

Each limited partner in the Operating Partnership has the right to exchange all or a portion of its common units for shares of CBL's common stock, or at the Company's election, their cash equivalent. When an exchange for common stock occurs, the Company assumes the limited partner's common units in the Operating Partnership. The number of shares of common stock received by a limited partner of the Operating Partnership upon exercise of its exchange rights will be equal, on a one-for-one basis, to the number of common units exchanged by the limited partner. If the Company elects to pay cash, the amount of cash paid by the Operating Partnership to redeem the limited partner's common units will be based on the five-day trailing average of the trading price, at the time of exchange, of the shares of common stock that would otherwise have been received by the limited partner in the exchange. However, for so long as the current distribution suspension results in the existence of a distribution shortfall (as described in the Partnership Agreement of the Operating Partnership) with respect to any of the S-SCUs, the L-SCUs or the K-SCUs (an “SCU Distribution Shortfall”), the Company may not elect to settle any exchange requested by a holder of common units of the Operating Partnership in cash, and may only settle any such exchange through the issuance of shares of common stock or other units of the Operating Partnership ranking junior to any such units as to which a distribution shortfall exists. The Company’s Board of Directors has prospectively approved that to the extent any partners exercise any or all of their exchange rights while the existence of the SCU Distribution Shortfall requires any exchange to be settled through the issuance of shares of common stock or other units of the Operating Partnership, the consideration paid shall be in the form of shares of common stock. Neither the common units nor the shares of CBL's common stock are subject to any right of mandatory redemption.

At-The-Market Equity Program

On March 1, 2013, the Company entered into the Sales Agreements (collectively, the "Sales Agreements") with a number of sales agents to sell shares of CBL's common stock, having an aggregate offering price of up to $ 300,000, from time to time in the ATM equity offerings (as defined in Rule 415 of the Securities Act of 1933, as amended) or in negotiated transaction (the "ATM program"). In accordance with the Sales Agreements, the Company will set the parameters for the sales of shares, including the number of shares to be issued, the time period during which sales are to be made and any minimum price below which sales may not be made. The Sales Agreements provide that the sales agents will be entitled to compensation for their services at a mutually agreed commission rate not to exceed 2.0% of the gross proceeds from the sales of shares sold through the ATM program. For each share of common stock issued by CBL, the Operating Partnership issues a corresponding number of common units of limited partnership interest to CBL in exchange for the contribution of the proceeds from the stock issuance. The Company includes only share issuances that have settled in the calculation of shares outstanding at the end of each period.

Since inception, the Company has sold $ 211,493 of common stock through the ATM program, at a weighted-average sales price of $ 25.12, generating net proceeds of $ 209,596, which were used to reduce the balances on the Company's credit facilities. Since the commencement of the ATM program, the Company has issued 8,419,298 shares of common stock and approximately $ 88,507 remains available that may be sold under this program as of December 31, 2019. The Company has not sold any shares under the ATM program since 2013. Actual future sales under this program, if any, will depend on a variety of factors including but not limited to market conditions, the trading price of CBL's common stock and the Company's capital needs. The Company has no obligation to sell the remaining shares available under the ATM program.

Common Unit Activity

During 2019, the Operating Partnership elected to pay cash of $ 96 to a holder of 72,592 common units in the Operating Partnership upon the exercise of its conversion rights. The Company also issued 611,847 shares of common stock to two holders of 611,847 common units of limited partnership interest in the Operating Partnership in connection with the exercise of the holders’ contractual exchange rights.

During 2018, the Operating Partnership elected to pay cash of $ 2,246 to two holders of 526,510 common units in the Operating Partnership upon the exercise of their conversion rights. The Company also issued 915,338 shares of common stock to a holder of 915,338 common units of limited partnership interest in the Operating Partnership in connection with the exercise of the holder's contractual exchange rights.

During 2017, the Operating Partnership elected to pay cash of $ 656 to five holders of 84,014 common units in the Operating Partnership upon the exercise of their conversion rights.

Preferred Stock and Preferred Units

The Company's authorized preferred stock consists of 15,000,000 shares at $ 0.01 par value per share. A description of the Company's cumulative redeemable preferred stock is listed below. The Operating Partnership issues an equivalent number of preferred units to CBL in exchange for the contribution of the proceeds from CBL to the Operating Partnership when CBL issues preferred stock. The preferred units generally have the same terms and economic characteristics as the corresponding series of preferred stock.

The Company has 6,900,000 depositary shares, each representing 1/10th of a share of CBL's 6.625% Series E Preferred Stock with a par value of $ 0.01 per share, outstanding as of December 31, 2019 and 2018. The Series E Preferred Stock has a liquidation preference of $ 250.00 per share ($ 25.00 per depositary share). The dividends on the Series E Preferred Stock are cumulative, accrue from the date of issuance and are payable quarterly in arrears at a rate of $ 16.5625 per share ($ 1.65625 per depositary share) per annum. The Series E Preferred Stock generally has no stated maturity, is not subject to any sinking fund or mandatory redemption, and is not convertible into any other securities of the Company, except under certain circumstances in connection with a change of control. Owners of the depositary shares representing Series E Preferred Stock generally have no voting rights except under dividend default. The Company may redeem shares, in whole or in part, at any time for a cash redemption price of $ 250.00 per share ($25.00 per depositary share) plus accrued and unpaid dividends.

The Company has 18,150,000 depositary shares, each representing 1/10th of a share of CBL's 7.375% Series D Preferred Stock with a par value of $ 0.01 per share, outstanding as of December 31, 2019 and 2018. The Series D Preferred Stock has a liquidation preference of $ 250.00 per share ($ 25.00 per depositary share). The dividends on the Series D Preferred Stock are cumulative, accrue from the date of issuance and are payable quarterly in arrears at a rate of $ 18.4375 per share ($ 1.84375 per depositary share) per annum. The Series D Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company. The Company may redeem shares, in whole or in part, at any time for a cash redemption price of $ 250.00 per share ($25.00 per depositary share) plus accrued and unpaid dividends.

In December 2019, the Company announced the suspension of all future dividends on its 7.375% Series D Cumulative Redeemable Preferred Stock and 6.625% Series E Cumulative Redeemable Preferred Stock. Unpaid dividends on the Company’s preferred stock accrue without interest. The dividend suspension will be reviewed quarterly by the Board of Directors, but is expected to remain in place through at least year-end 2020. The Company will review taxable income on a regular basis and take measures, if necessary, to ensure that it meets the minimum distribution requirements to maintain its status as a REIT.

Dividends - CBL

CBL paid a first quarter 2019 cash dividend on its common stock of $ 0.075 per share on April 16th. Under the terms of a litigation settlement agreement, the Company did not pay any dividends to holders of its common shares payable in the third and fourth quarters of 2019 (see Note 15 for more information on the litigation settlement agreement). As noted above, in December 2019 the Company suspended all future dividends on its common stock and preferred stock, as well as distributions to all noncontrolling interest investors in its Operating Partnership (as noted below). No dividends may be paid on shares of the Company’s common stock unless (i) all accrued but unpaid dividends on its preferred stock, and any current dividend then due, have been paid in cash, or a cash sum sufficient for such payment has been set apart for payment and (ii) the SCU Distribution Shortfall created by its related suspension of distributions to noncontrolling interest investors in its Operating Partnership has likewise been remedied through the payment of distributions sufficient to satisfy such shortfall for all prior periods and the then-current period (thereby allowing the resumption of distributions on the common units in the Operating Partnership that are held by the Company, which fund its common stock dividends) .   The decision to declare and pay dividends on the Company’s common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of its b oard of d irectors. The total dividend included in accounts payable and accrued liabilities at December 31, 201 8 was $ 12,949 .

The allocations of dividends declared and paid for income tax purposes are as follows:

	Year Ended December 31,
	2019	2018		2017
Dividends declared:
Common stock	$0.15	$0.80	(1)	$0.98	(2)
Series D preferred stock	$13.83	$18.44		$18.44
Series E preferred stock	$12.42	$16.56		$16.56
Allocations:
Common stock
Ordinary income	—%	82.83%		85.37%
Capital gains 25% rate	—%	—%		—%
Return of capital	100.00%	17.17%		14.63%
Total	100.00%	100.00%		100.00%
Preferred stock (3)
Ordinary income	—%	100.00%		100.00%
Capital gains 25% rate	—%	—%		—%
Return of capital	100%	—%		—%
Total	100.00%	100.00%		100.00%

(1)	Of the $ 0.075 per share dividend declared on October 29, 2018 and paid January 16, 2019, $0.075 was reported and is taxable in 2019.
(2)	Of the $0.200 per share dividend declared on November 2, 2017 and paid January 16, 2018, $ 0.200 was reported and is taxable in 2018.
(3)	The allocations for income tax purposes are the same for each series of preferred stock for each period presented.

Distributions - The Operating Partnership

The Operating Partnership paid first, second and third quarter 2019 cash distributions on its redeemable common units of $ 0.7322 per share on April 16th, July 16th and October 16th, 2019. The Operating partnership paid first quarter cash distributions on its common units of $ 0.075 per share on April 16th. The Company suspended all future distributions by the Operating Partnership until further notice. The total distribution included in accounts payable and accrued liabilities at December 31, 2018 was $ 4,181.

NOTE 10. REDEEMABLE INTERESTS AND NONCONTROLLING INTERESTS

Redeemable Noncontrolling Interests and Noncontrolling Interests of the Company

Partnership Interests in the Operating Partnership that Are Not Owned by the Company

The common units that the Company does not own are reflected in the Company's consolidated balance sheets as redeemable noncontrolling interest and noncontrolling interests in the Operating Partnership.

Series S Special Common Units

Redeemable noncontrolling interest includes a noncontrolling partnership interest in the Operating Partnership for which the partnership agreement includes redemption provisions that may require the Operating Partnership to redeem the partnership interest for real property.  In July 2004, the Operating Partnership issued 1,560,940 Series S special common units (“S-SCUs”), all of which are outstanding as of December 31, 2019, in connection with the acquisition of Monroeville Mall. Under the terms of the Operating Partnership’s limited partnership agreement, the holder of the S-SCUs has the right to exchange all or a portion of its partnership interest for shares of the Company’s common stock or, at the Company’s election, their cash equivalent. The holder has the additional right to require the Operating Partnership to acquire a qualifying property and distribute it to the holder in exchange for the S-SCUs. Generally, the acquisition price of the qualifying property cannot be more than the lesser of the consideration that would be received in a normal exchange, as discussed above, or $ 20,000, subject to certain limited exceptions.  Should the consideration that would be received in a normal exchange exceed the maximum property acquisition price as described in the preceding sentence, the excess portion of its partnership interest could be exchanged for shares of CBL's stock or, at the Company’s election, their cash equivalent.  The S-SCUs receive a minimum distribution of $ 2.92875 per unit per year which will cumulate (similar to a preferred dividend) during the current SCU Distribution Shortfall, with the SCU Distribution Shortfall being required to be fully cured (on a ratable basis among the respective holders of S-SCUs, L-SCUs and K-SCUs) before any distributions may be resumed with respect to regular common units, pursuant to the terms of the Operating Partnership’s limited partnership agreement .

Series L Special Common Units

In June 2005, the Operating Partnership issued 571,700 Series L special common units ("L-SCUs"), all of which are outstanding as of December 31, 2019, in connection with the acquisition of Laurel Park Place. The L-SCUs receive a minimum distribution of $0.7572 per unit per quarter ($ 3.0288 per unit per year) which will cumulate (similar to a preferred dividend) during the current SCU Distribution Shortfall, with the SCU Distribution Shortfall being required to be fully cured (on a ratable basis among the respective holders of S-SCUs, L-SCUs and K-SCUs) before any distributions may be resumed with respect to regular common units, pursuant to the terms of the Operating Partnership’s limited partnership agreement. Upon the earlier to occur of June 1, 2020, or when the distribution on the common units exceeds $ 0.7572 per unit for four consecutive calendar quarters, the L-SCUs will thereafter receive a distribution equal to the amount paid on the common units. In December 2012, the Operating Partnership issued 622,278 common units valued at $ 14,000 to acquire the remaining 30% noncontrolling interest in Laurel Park Place.

Series K Special Common Units

In November 2005, the Operating Partnership issued 1,144,924 Series K special common units ("K-SCUs") in connection with the acquisition of Oak Park Mall, Eastland Mall and Hickory Point Mall. The holders of the K-SCUs receive a dividend at a rate of 6.25%, or $ 2.96875 per K-SCU, which will cumulate (similar to a preferred dividend) during the current SCU Distribution Shortfall, with the SCU Distribution Shortfall being required to be fully cured (on a ratable basis among the respective holders of S-SCUs, L-SCUs and K-SCUs) before any distributions may be resumed with respect to regular common units, pursuant to the terms of the Operating Partnership’s limited partnership agreement. When the quarterly distribution on the Operating Partnership’s common units exceeds the quarterly K-SCU distribution for four consecutive quarters, the K-SCUs will receive distributions at the rate equal to that paid on the Operating Partnership’s common units. The holders of the K-SCUs may exchange them, on a one-for-one basis, for shares of CBL’s common stock or, at the Company’s election, their cash equivalent.

In December 2018, the Operating Partnership elected to pay $ 21 in cash to a holder of 8,120 K-SCUs upon the exercise of the holder's conversion rights.

Outstanding rights to convert redeemable noncontrolling interests and noncontrolling interests in the Operating Partnership to common stock were held by the following parties at December 31, 2019 and 2018:

	December 31,
	2019	2018
CBL’s Predecessor	18,117,350	18,117,350
Third parties	7,956,616	8,641,055
	26,073,966	26,758,405

The assets and liabilities allocated to the Operating Partnership’s redeemable noncontrolling interest and noncontrolling interests are based on their ownership percentages of the Operating Partnership at December 31, 2019 and 2018.  The ownership percentages are determined by dividing the number of common units held by each of the redeemable noncontrolling interest and the noncontrolling interests at December 31, 2019 and 2018 by the total common units outstanding at December 31, 2019 and 2018, respectively.  The redeemable noncontrolling interest ownership percentage in assets and liabilities of the Operating Partnership was 0.8% at December 31, 2019 and 2018.  The noncontrolling interest ownership percentage in assets and liabilities of the Operating Partnership was 12.2% and 12.6% at December 31, 2019 and 2018, respectively.

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

A change in the number of shares of common stock or common units changes the percentage ownership of all partners of the Operating Partnership.  A common unit is considered to be equivalent to a share of common stock since it generally is exchangeable for shares of the Company’s common stock or, at the Company’s election, their cash equivalent. As a result, an allocation is made between redeemable noncontrolling interests, shareholders’ equity and noncontrolling interests in the Operating Partnership in the Company's accompanying balance sheets to reflect the change in ownership of the Operating Partnership’s underlying equity when there is a change in the number of shares and/or common units outstanding.  During 201 9 , 201 8 and 201 7 , the Company allocated $ 3,398 , $ 4,065 and $ 3,049 , respectively, from shareholders’ equity to redeemable noncontrolling interest. During 201 9 , 201 8 and 201 7 , the Company allocated $ 4,392 , $ 13,642 and $ 4,290 , respectively, from shareholders' equity to noncontrolling interest.

The total redeemable noncontrolling interest in the Operating Partnership was $ 2,160 and $ 3,575 at December 31, 2019 and 2018, respectively.  The total noncontrolling interest in the Operating Partnership was $ 31,592 and $ 55,917 at December 31, 2019 and 2018, respectively.

Redeemable Noncontrolling Interests and Noncontrolling Interests in Other Consolidated Subsidiaries

The Company had 12 and 19 other consolidated subsidiaries at December 31, 2019 and 2018, respectively, that had noncontrolling interests held by third parties and for which the related partnership agreements either do not include redemption provisions or are subject to redemption provisions that do not require classification outside of permanent equity. The total noncontrolling interests in other consolidated subsidiaries were $ 23,961 and $ 12,111 at December 31, 2019 and 2018, respectively.

The assets and liabilities allocated to the redeemable noncontrolling interests and noncontrolling interests in other consolidated subsidiaries are based on the third parties’ ownership percentages in each subsidiary at December 31, 2019 and 2018. Income is allocated to the redeemable noncontrolling interests and noncontrolling interests in other consolidated subsidiaries based on the third parties’ weighted-average ownership in each subsidiary during the year.

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

Variable Interest Entities

In accordance with the guidance in ASU 2015-02, Amendments to the Consolidation Analysis , and ASU 2016-17, Interests Held Through Related Parties That Are under Common Control , the Operating Partnership and certain of its subsidiaries are deemed to have the characteristics of a VIE primarily because the limited partners of these entities do not collectively possess substantive kick-out or participating rights.

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

The table below lists the Company's consolidated VIEs as of December 31, 2019 and 2018, which do not reflect the elimination of any internal debt the consolidated VIE has with the Operating Partnership:

	As of December 31,
	2019			2018
	Assets	Liabilities		Assets	Liabilities
Consolidated VIEs:
Atlanta Outlet Outparcels, LLC	$862	$—		$868	$—
Atlanta Outlet JV, LLC (1)	—	—		56,537	78,356
CBL Terrace LP	15,012	12,595		15,531	12,987
El Paso Outlet Center Holding, LLC (1)	—	—		98,307	78,210
El Paso Outlet Center II, LLC (1)	—	—		12	—
Gettysburg Outlet Center Holding, LLC	34,399	38,268		34,857	38,835
Gettysburg Outlet Center, LLC	7,690	(69)		7,871	140
High Point Development LP II	(22)	—		1,062	76
Jarnigan Road LP	18,631	641		17,992	1,071
Jarnigan Road II, LLC	23,424	17,704		23,789	18,444
Laredo Outlet JV, LLC	103,375	45,360	(2)	106,817	57,614
Lebcon Associates	80,081	121,493		68,868	121,670
Lebcon I, Ltd	8,386	8,906		8,621	9,239
Lee Partners	—	—		784	—
Louisville Outlet Outparcels, LLC	174	—		174	—
Louisville Outlet Shoppes, LLC (1)	—	—		69,182	81,713
Madison Grandview Forum, LLC	338	83		31,739	13,346
The Promenade at D'Iberville	78,066	48,270		78,979	49,383
Statesboro Crossing, LLC	213	(10)		623	616
	$370,629	$293,241		$622,613	$561,700

(1)	These entities were deconsolidated in 2019. See Note 7 for more information.
(2)	Of this total, $ 41,950 related to The Outlet Shoppes at Laredo, is guaranteed by the Operating Partnership.

The table below lists the Company's unconsolidated VIEs as of December 31, 2019:

Unconsolidated VIEs:	Investment in Real Estate Joint Ventures and Partnerships	Maximum Risk of Loss
Ambassador Infrastructure, LLC (1)	$—	$10,050
BI Development, LLC	—	—
Bullseye, LLC	—	—
Continental 425 Fund LLC	7,265	7,265
EastGate Storage, LLC (1)	810	3,250
Hamilton Place Self Storage (1)	1,425	7,002
Parkdale Self Storage, LLC (1)	1,174	6,500
PHG-CBL Lexington, LLC	—	—
Self Storage at Mid Rivers, LLC (1)	798	2,994
Shoppes at Eagle Point, LLC (1)	16,243	16,243
Vision - CBL Hamilton Place, LLC	2,200	2,200
	$29,915	$55,504

(1)	See Note 15 for information on guarantees of debt.

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

Mortgage and other notes receivable consist of the following:

			As of December 31, 2019		As of December 31, 2018
	Maturity Date		Interest Rate	Balance	Interest Rate	Balance
Mortgages	Dec 2016 - Jan 2047	(1)	4.28% - 9.50%	$2,637	4.00% - 9.50%	$4,884
Other Notes Receivable	Sep 2021 - Apr 2026		4.00% - 5.00%	2,025	4.00% - 5.00%	2,788
				$4,662		$7,672

(1)	Includes a $ 1,100 note with D'Iberville Promenade, LLC with a maturity date of December 2016, that is in default. This is secured by the joint venture partner’s interest in the joint venture.

NOTE 12. SEGMENT INFORMATION

The Company measures performance and allocates resources according to property type, which is determined based on certain criteria such as type of tenants, capital requirements, economic risks, leasing terms, and short- and long-term returns on capital. Rental income and tenant reimbursements from tenant leases provide the majority of revenues from all segments. The accounting policies of the reportable segments are the same as those described in Note 2 .

Information on the Company’s reportable segments is presented as follows:

Year Ended December 31, 2019	Malls	All Other (1)		Total
Revenues (2)	$699,698		$68,998		$768,696
Property operating expenses (3)	(216,771)		(13,881)		(230,652)
Interest expense	(86,152)		(120,109)		(206,261)
Other expense	—		(91)		(91)
Gain on sales of real estate assets	1,226		15,048		16,274
Segment profit (loss)	$398,001	$	(50,035)		347,966
Depreciation and amortization					(257,746)
General and administrative expense					(64,181)
Litigation settlement					(61,754)
Interest and other income					2,764
Gain on extinguishment of debt					71,722
Loss on impairment					(239,521)
Gain on investments/deconsolidation					67,242
Income tax provision					(3,153)
Equity in earnings of unconsolidated affiliates					4,940
Net loss				$	(131,721)
Total assets	$4,180,515		$441,831		$4,622,346
Capital expenditures (4)	$130,502		$11,057		$141,559

Year Ended December 31, 2018	Malls	All Other (1)		Total
Revenues (2)	$783,194		$75,363		$858,557
Property operating expenses (3)	(236,807)		(15,805)		(252,612)
Interest expense	(103,162)		(116,876)		(220,038)
Other expense	(85)		(702)		(787)
Gain on sales of real estate assets	799		18,202		19,001
Segment profit (loss)	$443,939	$	(39,818)		404,121
Depreciation and amortization					(285,401)
General and administrative expense					(61,506)
Interest and other income					1,858
Loss on impairment					(174,529)
Income tax benefit					1,551
Equity in earnings of unconsolidated affiliates					14,677
Net loss				$	(99,229)
Total assets	$4,868,141		$472,712		$5,340,853
Capital expenditures (4)	$132,187		$12,772		$144,959

Year Ended December 31, 2017	Malls	All Other (1)		Total
Revenues (2)	$847,979		$79,273	$927,252
Property operating expenses (3)	(244,282)		(16,271)	(260,553)
Interest expense	(120,414)		(98,266)	(218,680)
Other expense	—		(5,180)	(5,180)
Gain on sales of real estate assets	75,980		17,812	93,792
Segment profit (loss)	$559,263	$	(22,632)	536,631
Depreciation and amortization				(299,090)
General and administrative expense				(58,466)
Interest and other income				1,706
Gain on extinguishment of debt				30,927
Loss on impairment				(71,401)
Loss on investment				(6,197)
Equity in earnings of unconsolidated affiliates				22,939
Net income before income tax benefit				$157,049

(1)	The All Other category includes associated centers, community centers, mortgage and other notes receivable, office buildings, self-storage facilities, corporate-level debt and the Management Company.
(2)	Management, development and leasing fees are included in All Other category. See Note 3 for information on the Company’s revenues disaggregated by revenue source for each of the above segments.
(3)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.

(4)	Includes additions to and acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

NOTE 13. SUPPLEMENTAL AND NONCASH INFORMATION

The Company paid cash for interest, net of amounts capitalized, in the amount of $ 198,261, $ 205,029 and $ 220,099 during 2019, 2018 and 2017, respectively.

The Company’s noncash investing and financing activities for 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Accrued dividends and distributions payable	$—	$17,130	$41,628
Additions to real estate assets accrued but not yet paid	24,642	22,791	5,490
Transfer of real estate assets in settlement of mortgage debt obligations: (1)
Decrease in real estate assets	(60,059)	—	(149,722)
Decrease in mortgage and other indebtedness	124,111	—	181,992
Decrease in operating assets and liabilities	9,333	—	10,744
Decrease in intangible lease and other assets	(1,663)	—	(3,216)
Discount on issuance of 5.95% Senior Notes due 2026 (2)	—	—	3,938
Conversion of Operating Partnership units to common stock	730	3,059	—
Consolidation of joint venture: (3)
Decrease in investment in unconsolidated affiliates	—	—	(2,818)
Increase in real estate assets	—	—	7,463
Increase in intangible lease and other assets	—	—	120
Decrease in mortgage notes receivable	—	—	(4,118)
Decrease in operating assets and liabilities	—	—	(647)
Deconsolidation upon formation or transfer of interests in joint ventures: (4)
Decrease in real estate assets	(200,343)	(8,221)	(9,363)
Decrease in mortgage and other indebtedness	228,627	—	2,466
Increase in investment in unconsolidated affiliates	39,708	8,174	232
Increase in operating assets and liabilities	857	—	1,286
Decrease in intangible lease and other assets	(4,815)
(Increase) decrease in noncontrolling interest and joint venture interest	(12,013)	—	2,232

(1)	See Note 6 and Note 8 for more information.
(2)	See Note 8 for more information.
(3)	See Note 7 for more information.
(4)	See Note 7 for more information.

NOTE 14. RELATED PARTY TRANSACTIONS

The Management Company provides management, development and leasing services to the Company’s unconsolidated affiliates and other affiliated partnerships. Revenues recognized for these services amounted to $ 6,878, $ 7,607 and $ 7,598 in 2019, 2018 and 2017, respectively.

NOTE 15. CONTINGENCIES

Litigation

In April 2019, the Company entered into a settlement agreement and release with respect to the class action lawsuit filed on March 16, 2016 in the United States District Court for the Middle District of Florida by Wave Lengths Hair Salons of Florida, Inc. d/b/a Salon Adrian. The settlement agreement stated that the Company had to set aside a common fund with a monetary and non-monetary value of $ 90,000 to be disbursed to class members in accordance with an agreed-upon formula that is based upon aggregate damages of $ 60,000. The Court granted final approval to the proposed settlement on August 22, 2019. Class members are comprised of past and current tenants at certain of the Company's shopping centers that it owns or formerly owned during the class period, which extended from January 1, 2011 through the date of preliminary court approval. Class members who are past tenants and made a claim pursuant to the Court's order will receive payment of their claims in cash. Class members who are current tenants will receive monthly credits against rents and future charges, beginning no earlier than January 1, 2020 and continuing for the following five years. Any amounts under the settlement allocated to tenants with outstanding amounts payable to the Company, including tenants which have declared bankruptcy or declare bankruptcy over the relevant period, will first be deducted from the amounts owed to the Company. All attorney’s fees and associated costs to be paid to class counsel (up to a maximum of $ 28,000 ), any incentive award to the class representative (up to a maximum of $ 50 ), and class administration costs (which are expected to not exceed $ 100 ), have or will be funded by the common fund, which has been approved by the Court. Under the terms of the settlement agreement, the Company did not pay any dividends to holders of its common shares payable in the third and fourth quarters of 2019. The settlement agreement does not restrict the Company's ability to declare dividends payable in 2020 or in subsequent years. The Company recorded an accrued liability and corresponding litigation settlement expense of $ 88,150 in the three months ended March 31, 2019 related to the settlement agreement. The Company reduced the accrued liability by $ 26,396 , a majority of which was related to past tenants that did not submit a claim pursuant to the terms of the settlement agreement with the remainder relating to tenants that either opted out of the lawsuit or waived their rights to their respective settlement amounts . T he Company also reduced the accrued liability by $ 23,050 related to attorney and administrative fees that were paid pursuant to the settlement agreement . The Company also received document requests in the third quarter, in the form of subpoenas, from the Securities and Exchange Commission and the Department of Justice regarding the Wave Lengths Hair Salons of Florida, Inc. litigation and other related matters. The Company is continuing to cooperat e in these matters.

Securities Litigation

The Company and certain of its officers and directors have been named as defendants in three putative securities class action lawsuits (collectively, the “Securities Class Action Litigation”), each filed in the United States District Court for the Eastern District of Tennessee, on behalf of all persons who purchased or otherwise acquired the Company’s securities during a specified period of time. The first such lawsuit, captioned Paskowitz v. CBL & Associates Properties, Inc., et al. , 1:19-cv-00149-JRG-CHS, was filed on May 17, 2019, and asserts claims on behalf of persons or entities that purchased CBL securities between November 8, 2017 and March 26, 2019, inclusive. The second such lawsuit, captioned Williams v. CBL & Associates Properties, Inc., et al. , 1:19-cv-00181, was filed on June 21, 2019, and asserts claims on behalf of persons or entities that purchased CBL securities between April 29, 2016 and March 26, 2019, inclusive. The third such lawsuit, captioned Merelles v. CBL & Associates Properties, Inc., et al. , 1:19-CV-00193, was filed on July 2, 2019, and asserts claims on behalf of persons or entities that purchased CBL securities between July 29, 2014 and March 26, 2019. The Court consolidated these cases on July 17, 2019, under the caption In re CBL & Associates Properties, Inc. Securities Litigation , 1:19-cv-00149-JRG-CHS. After plaintiff Laurence Paskowitz voluntarily dismissed his case on July 25, 2019, the Court re-consolidated the two remaining cases under the caption In re CBL & Associates Properties, Inc. Securities Litigation , 1:19-cv-00181-JRG-CHS, on August 2, 2019. On September 26, 2019, the Merelles complaint was voluntarily dismissed.

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

Certain of the Company’s current and former directors and officers have been named as defendants in eight shareholder derivative lawsuits (collectively, the “Derivative Litigation”). On June 4, 2019, a shareholder filed a putative derivative complaint captioned Robert Garfield v. Stephen D. Lebovitz et al. , 1:19-cv-01038-LPS, in the United States District Court for the District of Delaware (the “ Garfield Derivative Action”), purportedly on behalf of the Company against certain of its officers and directors. On June 24, 2019, September 5, 2019 and September 25, 2019, respectively, other shareholders filed three additional putative derivative complaints, each in the United States District Court for the District of Delaware, captioned as follows: Robert Cohen v. Stephen D. Lebovitz et al. , 1:19-cv-01185-LPS (the “ Cohen Derivative Action”); Travis Lore v. Stephen D. Lebovitz et al. , 1:19-cv-01665-LPS (the “ Lore Derivative Action”), and City of Gainesville Cons. Police Officers’ and Firefighters Retirement Plan v. Stephen D. Lebovitz et al. , 1:19-cv-01800 (the “ Gainesville Derivative Action”), each asserting substantially similar claims purportedly on behalf of the Company against similar defendants. The Court consolidated the Garfield Derivative Action and the Cohen Derivative Action on July 17, 2019, under the caption In re CBL & Associates Properties, Inc. Derivative Litigation , 1:19-cv-01038-LPS (the " Consolidated Derivative Action"). On July 25, 2019, the Court stayed proceedings in the Consolidated Derivative Action pending resolution of an eventual motion to dismiss in the Securities Class Action Litigation. On October 14, 2019, the parties to the Gainesville Derivative Action and the Lore Derivative Action filed a joint stipulation and proposed order confirming that each of those cases is subject to the consolidation order previously entered by the Court in the Consolidated Derivative Action and that further proceedings in those cases are stayed pending resolution of an eventual motion to dismiss in the Securities Class Action Litigation. On July 22, 2019, a shareholder filed a putative derivative complaint captioned Shebitz v. Lebovitz et al. , 1:19-cv-00213, in the United States District Court for the Eastern District of Tennessee (the “ Shebitz Derivative Action”); on

January 10, 2020, a shareholder filed a putative derivative complaint captioned Chatman v. Lebovitz, et al., 2020-0011-JTL, in the Delaware Chancery Court (the “Chatman Derivative Action”) ; on February 12, 2020, a shareholder filed a putative derivative complaint captioned Kurup v. Lebovitz, et al., 2020-0070-JTL, in the Delaware Chancery Court (the “ Kurup Derivative Action”); and on February 26, 2020, a shareholder filed a putative derivative complaint captioned Kemmer v. Lebovitz, et al., 1:20-cv-00052 , in the United States District Court for the Eastern District of Tennessee (the “ Kemmer Derivative Action”) , each asserting substantially similar claims purportedly on behalf of the Company against similar defendants. On October 7, 2019, the Court stayed the Shebitz Derivative Action , pending resolution of an eventual motion to dismiss in the related Securities Class Action Litigation ; the Company anticipates the Chatman , Kurup, and Kemmer Derivative Actions to be stayed as well.

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

Environmental Contingencies

The Company evaluates potential loss contingencies related to environmental matters using the same criteria described above related to litigation matters. Based on current information, an unfavorable outcome concerning such environmental matters, both individually and in the aggregate, is considered to be reasonably possible. However, the Company believes its maximum potential exposure to loss would not be material to its results of operations or financial condition. The Company has a master insurance policy that provides coverage through 2022 for certain environmental claims up to $ 10,000 per occurrence and up to $ 50,000 in the aggregate, subject to deductibles and certain exclusions. At certain locations, individual policies are in place.

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

The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying consolidated balance sheets as of December 31, 2019 and 2018:

	As of December 31, 2019							Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership		Maximum Guaranteed Amount	Debt Maturity Date (1)		12/31/2019	12/31/2018
West Melbourne I, LLC - Phase I	50%	$39,807	50%		$19,904	Feb-2021	(2)	$199	$203
West Melbourne I, LLC - Phase II	50%	15,647	50%		7,824	Feb-2021	(2)	78	80
Port Orange I, LLC	50%	54,071	50%		27,036	Feb-2021	(2)	270	280
Ambassador Infrastructure, LLC	65%	10,050	100%		10,050	Aug-2020		101	106
Shoppes at Eagle Point, LLC	50%	35,189	35%	(3)	12,740	Oct-2020	(4)	127	364
EastGate Storage, LLC	50%	6,219	50%	(5)	3,250	Dec-2022		33	65
Self Storage at Mid Rivers, LLC	50%	5,604	50%	(6)	2,994	Apr-2023		30	60
Parkdale Self Storage, LLC	50%	2,688	100%	(7)	6,500	Jul-2024		65	—
Hamilton Place Self Storage, LLC	54%	—	100%	(8)	7,002	Sep-2024		70	—
Atlanta Outlet JV, LLC	50%	4,443	100%	(9)	4,443	Feb-2020		—	—
Louisville Outlet Shoppes, LLC	50%	9,242	100%	(10)	9,242	Jul-2020		—	—
Total guaranty liability								$973	$1,158

(1)	Excludes any extension options.
(2)	The loan has two one-year extension options at the joint venture’s election.
(3)	The guaranty is for a fixed amount of $ 12,740 throughout the term of the loan, including any extensions.
(4)	The loan has one- two -year extension option, at the joint venture's election, for an outside maturity date of October 2022.
(5)	The guaranty was reduced to 50% once construction was completed during the second quarter of 2019. The guaranty may be further reduced to 25% once certain debt and operational metrics are met.
(6)

The Company received a 1% fee for the guaranty when the loan was issued in April 2018. The guaranty was reduced to 50% once construction was completed during the second quarter of 2019. The guaranty may be further reduced to 25% once certain debt and operational metrics are met.

(7)	The Operating Partnership has a joint and several guaranty with its 50/50 partner. Therefore, the maximum guarantee is 100% of the loan.
(8)	The Operating Partnership has guaranteed 100% of the construction loan, but it has a back-up guaranty from its joint venture partner for 50% of the construction loan.
(9)	In December 2019, the Company deconsolidated this entity. See Note 7 for more information.
(10)	In November 2019, the Company deconsolidated this entity. See Note 7 for more information.

The Company has guaranteed the lease performance of York Town Center, LP ("YTC"), an unconsolidated affiliate in which it owns a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third-party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $ 22,000, which decreases by $ 800 annually until the guaranteed amount is reduced to $ 10,000. The guaranty expires on December 31, 2020. The maximum guaranteed obligation was $ 11,600 as of December 31, 2019. The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty. The Company did not record an obligation for this guaranty because it determined that it was not probable that the Company would have to perform under the guaranty as of December 31, 2019 and 2018.

Performance Bonds

The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $ 13,660 and $ 16,003 at December 31, 2019 and 2018, respectively.

NOTE 16. FAIR VALUE MEASUREMENTS

The Company has categorized its financial assets and financial liabilities that are recorded at fair value into a hierarchy in accordance with ASC 820, Fair Value Measurements and Disclosure , ("ASC 820") based on whether the inputs to valuation techniques are observable or unobservable.  The fair value hierarchy contains three levels of inputs that may be used to measure fair value as follows:

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

Fair Value Measurements on a Recurring Basis

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments. Based on the interest rates for similar financial instruments, the carrying value of mortgage and other notes receivable is a reasonable estimate of fair value. The estimated fair value of mortgage and other indebtedness was $ 2,970,246 and $ 3,740,431 at December 31, 2019 and 2018, respectively. The fair value was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently.

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

The following table sets forth information regarding the Company’s assets that are measured at fair value on a nonrecurring basis and related impairment charges for the years ended December 31, 2019 and 2018:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss on Impairment
2019:
Long-lived assets	$199,740	$—	$—	$199,740	$239,521
2018:
Long-lived assets	$91,841	$—	$—	$91,841	$174,529

Long-lived Assets Measured at Fair Value in 2019

During the year ended December 31, 2019, the Company recognized impairments of real estate of $ 239,521 related to six malls and one community center. The Properties were classified for segment reporting purposes as listed below (see section below for information on outparcels). See Note 12 for segment information.

Impairment Date	Property	Location	Segment Classification	Loss on Impairment	Fair Value
March	Greenbrier Mall (1)	Chesapeake, VA	Malls	$22,770	$56,300
March/April	Honey Creek Mall (2)	Terre Haute, IN	Malls	2,045	—
June	The Forum at Grandview (3)	Madison, MS	All Other	8,582	—
June	EastGate Mall (4)	Cincinnati, OH	Malls	33,265	25,100
September	Mid Rivers Mall (5)	St. Peters, MO	Malls	83,621	53,340
September	Laurel Park Place (6)	Livonia, MI	Malls	52,067	26,000
December	Park Plaza Mall (7)	Little Rock, AR	Malls	37,400	39,000
January/March	Other adjustments (8)	Various	Malls	(229)	—
				$239,521	$199,740

(1)

In accordance with the Company's quarterly impairment process, the Company wrote down the book value of the mall to its estimated fair value of $ 56,300. The mall has experienced a decline in cash flows due to store closures and rent reductions. Additionally, one anchor was vacant as of the date of impairment. These factors resulted in a reduction of the expected hold period for this asset based on Management’s assessment that there was an increased likelihood that the loan secured by the mall may not be successfully restructured or refinanced. Management determined the fair value of Greenbrier Mall using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of ten years, with a sale at the end of the holding period, a capitalization rate of 11.5% and a discount rate of 11.5%.

(2)

During the quarter ended March 31, 2019, the Company adjusted the book value of the mall to the net sales price of $ 14,360 based on a signed contract with a third-party buyer, adjusted to reflect estimated disposition costs. The mall was sold in April 2019. See Note 6 for additional information.

(3)

The Company adjusted the book value to the net sales price of $ 31,559 based on a signed contract with a third-party buyer, adjusted to reflect estimated disposition costs. The property was sold in July 2019. See Note 6 for additional information.

(4)

In accordance with the Company's quarterly impairment process, the Company wrote down the book value of the mall to its estimated fair value of $ 25,100. The mall had experienced a decline in cash flows due to store closures and rent reductions. These factors resulted in a reduction of the expected hold period for this asset based on Management’s assessment that there was an increased likelihood that the loan secured by the mall may not be successfully restructured or refinanced. Management determined the fair value of EastGate Mall using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of ten years, with a sale at the end of the holding period, a capitalization rate of 14.5% and a discount rate of 15.0%.

(5)

In accordance with the Company's quarterly impairment process, the Company wrote down the book value of the mall to its estimated fair value of $ 53,340. The mall has experienced a decline in cash flows due to store closures and rent reductions. Management determined the fair value of Mid Rivers Mall using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of ten years, with a sale at the end of the holding period, a capitalization rate of 12.5% and a discount rate of 13.25%.

(6)

In accordance with the Company's quarterly impairment process, the Company wrote down the book value of the mall to its estimated fair value of $ 26,000. The mall had experienced a decline in cash flows due to store closures and rent reductions. Management determined the fair value of Laurel Park Place using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of ten years, with a sale at the end of the holding period, a capitalization rate of 13.5% and a discount rate of 14.0%.

(7)

In accordance with the Company's quarterly impairment process, the Company wrote down the book value of the mall to its estimated fair value of $ 39,000. The mall had experienced a decline of NOI due to store closures and rent reductions. These factors resulted in a reduction of the expected hold period for this asset based on Management’s assessment that there was an increased likelihood that the loan secured by the mall may not be successfully restructured or refinanced. Management determined the fair value of Park Plaza Mall using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of ten years, with a sale at the end of the holding period, a capitalization rate of 13.0% and a discount rate of 14.0%.

(8)	Related to true-ups of estimated expenses to actual expenses for properties sold in prior periods.

Long-lived Assets Measured at Fair Value in 2018

During the year ended December 31, 2018, the Company recognized impairments of real estate of $ 174,529 primarily related to five malls and undeveloped land. The Properties were classified for segment reporting purposes as listed below (see section below for information on outparcels). See Note 12 for segment information.

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

(1)

The Company adjusted the book value of the mall to the net sales price of $ 17,640 in a signed contract with a third-party buyer, adjusted for disposition costs. The mall was sold in July 2018. See Note 6 for additional information.

(2)	The long-lived asset was not included in the Company's consolidated balance sheets at December 31, 2018 as the Company no longer had an interest in the property.
(3)

In June 2018, the Company was notified by IKEA that, as a result of a shift in its corporate strategy, it was terminating the contract to purchase land at the mall upon which it would develop and open a store. Under the terms of the interest-only non-recourse loan secured by the mall, the loan matured on the date the IKEA contract terminated if that date was prior to the scheduled maturity date of March 5, 2019. The Company engaged in conversations with the lender regarding a potential restructure of the loan. Based on the results of these conversations, the Company concluded that an impairment was required because it was unlikely to recover the asset's net carrying value through future cash flows. Management determined the fair value of Cary Towne Center using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of ten years, a capitalization rate of 12.0% and a discount rate of 13%. In December 2018, the Company adjusted the book value of the property to the net sales price of $ 30,971 based on a signed contract with a third-party buyer. The property sold in January 2019. See Note 8 for information related to the mortgage loan.

(4)

In accordance with the Company's quarterly impairment review process, the Company wrote down the book value of land to its estimated value of $ 8,100. The Company evaluated comparable land parcel transactions and determined that $ 8,100 was the land's estimated fair value.

(5)

The Company adjusted the book value of the anchor parcel and the vacant land to the net sales price of $ 3,920 in a signed contract with a third party buyer, adjusted to reflect estimated disposition costs. The property was sold in January 2019.

(6)

In accordance with the Company's quarterly impairment process, the Company wrote down the book value of the mall to its estimated fair value of $ 26,450. The mall had experienced a deterioration in cash flows as a result of the downturn of the economy in its market area and four vacant anchors with no active prospects to replace these anchor stores. Management determined the fair value of Eastland Mall using a discounted cash flow methodology. The discount cash flow used assumptions including a holding period of ten years, with a sale at the end of the holding period, a capitalization rate of 15.0% and a discount rate of 17.0%.

(7)

In accordance with the Company's quarterly impairment process, the Company wrote down the book value of the mall to its estimated fair value of $ 16,400. The mall had experienced a decline in cash flows due to store closures and rent reductions. Additionally, two anchors were vacant as of December 31, 2018, and a third anchor announced during the fourth quarter of 2018 that it would be closing during the first quarter of 2019. Management determined the fair value of Honey Creek Mall using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of ten years, with a sale at the end of the holding period, a capitalization rate of 18.0% and a discount rate of 20.0%.

(8)

The Company adjusted the book value of the land contributed to a joint venture to its agreed upon fair value based on the joint venture agreement with its partner, Continental 425 Fund LLC. See Note 7 for more information.

Long-lived Assets Measured at Fair Value in 2017:

During the year ended December 31, 2017, the Company recognized impairments of real estate of $ 71,401 primarily related to two malls, a parcel project near an outlet center and one outparcel. The Properties were classified for segment reporting purposes as listed below (see section below for information on outparcels). See Note 12 for segment information.

Impairment Date	Property	Location	Segment Classification	Loss on Impairment	Fair Value
March	Vacant land (1)	Woodstock, GA	Malls	$3,147	$—	(2)
June	Acadiana Mall (3)	Lafayette, LA	Malls	43,007	67,300
June / September	Prior period sales adjustments (4)	Various	Malls/All Other	606	—	(2)
September	Hickory Point Mall (5)	Forsyth, IL	Malls	24,525	14,050
				$71,285	$81,350

(1)

The Company wrote down the book value of its interest in a consolidated joint venture that owned land adjacent to one of its outlet malls upon the divestiture of its interests to a fair value of $ 1,000. In conjunction with the divestiture and assignment of the Company's interests in this consolidated joint venture, the Company was relieved of its debt obligation by the joint venture partner.

(2)	The long-lived asset was not included in the Company's consolidated balance sheets at December 31, 2017 as the Company no longer had an interest in the property.
(3)

In accordance with the Company's quarterly impairment review process, the Company wrote down the book value of the mall to its estimated fair value of $ 67,300. The mall had experienced declining tenant sales and cash flows as a result of the downturn of the economy in its market area and an anchor announced in the second quarter 2017 that it would close its store later in 2017. Management determined the fair value of Acadiana Mall using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of ten years, with a sale at the end of the holding period, a capitalization rate of 15.5% and a discount rate of 15.75%.

(4)	Relates to true-ups of estimated expenses to actual expenses for properties sold in prior periods.
(5)

In accordance with the Company's quarterly impairment review process, the Company wrote down the book value of the mall to its estimated fair value of $ 14,050. The mall had experienced decreased occupancy and cash flows as a result of the downturn of the economy in its market area. Management determined the fair value of Hickory Point Mall using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of ten years, with a sale at the end of the holding period, a capitalization rate of 18.0% and a discount rate of 19.0%.

Other Impairment Loss in 2017

During the year ended December 31, 2017, the Company recorded impairments of $ 116 related to the sale of one outparcel. Outparcels are classified for segment reporting purposes in the All Other category. See Note 12 for segment information.

NOTE 17. SHARE-BASED COMPENSATION

As of December 31, 2019, there was one share-based compensation plan under which the Company has outstanding awards, the CBL & Associates Properties, Inc. 2012 Stock Incentive Plan ("the 2012 Plan"), which was approved by the Company's shareholders in May 2012. The 2012 Plan permits the Company to issue stock options and common stock to selected officers, employees and non-employee directors of the Company up to a total of 10,400,000 shares. As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expense associated with the Company's share-based compensation plan.  The Compensation Committee of the Board of Directors (the “Committee”) administers the 2012 Plan.

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

The share-based compensation cost related to the restricted stock awards was $ 3,396, $ 3,744 and $ 3,907 for 2019, 2018 and 2017, respectively. Share-based compensation cost resulting from share-based awards is recorded at the Management Company, which is a taxable entity. Share-based compensation cost capitalized as part of real estate assets was $ 66, $ 287 and $ 405 in 2019, 2018 and 2017, respectively.

A summary of the status of the Company’s nonvested restricted stock awards as of December 31, 2019, and changes during the year ended December 31, 2019, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2019	875,497	$7.99
Granted	889,811	$2.20
Vested	(780,888)	$4.95
Forfeited	(12,574)	$5.87
Nonvested at December 31, 2019	971,846	$5.16

The weighted-average grant-date fair value of shares granted during 2019, 2018 and 2017 was $ 2.20, $ 4.55 and $ 10.75, respectively. The total fair value of shares vested during 2019, 2018 and 2017 was $ 3,869, $ 2,189 and $ 2,791, respectively.

As of December 31, 2019, there was $ 2,950 of total unrecognized compensation cost related to nonvested stock awards granted under the 2012 Plan, which is expected to be recognized over a weighted-average period of 2.4 years.

Long-Term Incentive Program

In 2015, the Company adopted a long-term incentive program ("LTIP") for its named executive officers, which consists of performance stock unit ("PSU") awards and annual restricted stock awards, that may be issued under the 2012 Plan. The number of shares related to the PSU awards that each named executive officer may receive upon the conclusion of a three-year performance period is determined, for awards granted in 2017 and prior years, based on the Company's achievement of specified levels of long-term total stockholder return ("TSR") performance relative to the National Association of Real Estate Investment Trusts (“ NAREIT ”) Retail Index, provided that at least a "Threshold" level must be attained for any shares to be earned.

Beginning with the PSU awards granted under the LTIP in 2018, two-thirds of the quantitative portion of the award over the performance period is based on the achievement of TSR relative to the NAREIT Retail Index while the remaining one-third is based on the achievement of absolute TSR metrics for the Company.

In February 2020, the 2012 Plan was amended to remove the annual equity grant limit of 200,000 shares for awards to any one individual (the “Section 162(m) Grant Limit”), originally included to achieve compliance with the “qualified performance-based compensation” exception to the deduction limits for certain executive compensation under Section 162(m) of the Internal Revenue Code, which no longer served its intended purpose after this exception was repealed by the 2017 tax reform legislation  Prior to this amendment, PSU awards granted under the LTIP in 2018 and 2019 provided that, to the extent that a grant of PSUs could result in the issuance of a number of shares of common stock at the conclusion of the performance period that, when coupled with the number of shares of time-vesting restricted stock granted in the same year the PSUs were granted, would exceed the Section 162(m) Grant Limit, any such excess will be converted to a cash bonus award with a value equivalent to the number of shares of common stock constituting such excess times the average of the high and low trading prices reported for CBL's common stock on the date such shares would otherwise have been issuable. PSU awards granted in 2020, following repeal of the Section 162(m) Grant Limit, included the addition of a similar provision to maintain compliance with annual equity grant limits incorporated in Section 312.03(b) of the New York Stock Exchange Listed Company Manual, which limits the number of shares subject to stock awards granted to a named executive officer in a given year without additional shareholder approval to one percent ( 1%) of the total number of outstanding shares of the Company’s common stock (the “NYSE Annual Grant Limit”). Any portion of the value of the PSUs granted in 2018 or 2019 that is earned and payable as a cash bonus due to the Section 162(m) Grant Limit, and any portion of the value of PSUs granted in 2020 or future years that is payable as a cash bonus due to the NYSE Annual Grant Limit, will be subject to the same vesting provisions as the issuance of common stock pursuant to the PSUs and is not expected to be significant. In addition, to the extent any cash is to be paid, the cash will be paid first relative to the vesting schedule, ahead of the issuance of shares of common stock with respect to the balance of PSUs earned.

Annual Restricted Stock Awards

Under the LTIP, annual restricted stock awards consist of shares of time-vested restricted stock awarded based on a qualitative evaluation of the performance of the Company and the named executive officer during the fiscal year. Annual restricted stock awards under the LTIP, which are included in the totals reflected in the preceding table, vest 20% on the date of grant with the remainder vesting in four equal annual installments. Outstanding restricted stock, and related grant/vesting/forfeiture activity during 2019 for awards made to named executive officers under the LTIP, is included in the information presented in the table above.

Performance Stock Units

The Company granted the following PSUs in the first quarter of the respective years. A summary of PSU activity as of December 31, 2019, and changes during the year ended December 31, 2019, is presented below:

	PSUs	Weighted-Average Grant Date Fair Value
2017 PSUs granted	277,376	$6.86
2018 PSUs granted	741,977	$2.63
Forfeited	(108,442)	$4.02
Outstanding at January 1, 2019	910,911	$4.67
2019 PSUs granted (1)	1,103,537	$2.40
2017 PSUs cancelled (2)	(247,868)	$6.76
Outstanding at December 31, 2019 (3)	1,766,580	$2.96

(1)	Includes 566,862 shares classified as a liability due to the potential cash component described above.
(2)	Based on the Company’s TSR relative to the NAREIT Retail Index for the three-year performance period ended December 31, 2019, none of the 2017 PSU were earned as of December 31, 2019.
(3)	None of the PSUs outstanding at December 31, 2019 were vested.

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

The fair value of the potential cash component related to the 2018 and 2019 PSUs is measured each reporting period, using the same methodology as was used at the initial grant date, and classified as a liability on the consolidated balance sheet as of December 31, 2019 with an adjustment to compensation expense. If the performance criterion is not satisfied at the end of the performance period for the 2019 PSUs, previously recognized compensation expense related to the liability-classified awards would be reversed as there would be no value at the settlement date.

Share-based compensation expense related to the PSUs was $ 1,564, $ 1,364 and $ 1,501 in 2019, 2018 and 2017, respectively. Unrecognized compensation costs related to the PSUs was $ 2,374 as of December 31, 2019, which is expected to be recognized over a weighted-average period of 4.0 years.

The following table summarizes the assumptions used in the Monte Carlo simulation pricing model related to the PSUs:

	2019 PSUs	2018 PSUs
Grant date	February 11, 2019	February 12, 2018
Fair value per share on valuation date (1)	$4.74	$4.76
Risk-free interest rate (2)	2.54%	2.36%
Expected share price volatility (3)	60.99%	42.02%

(1)

The value of the PSU awards is estimated on the date of grant using a Monte Carlo Simulation model. The valuation consists of computing the fair value using CBL's simulated stock price as well as TSR over a three-year performance period. The award is modeled as a contingent claim in that the expected return on the underlying shares is risk-free and the rate of discounting the payoff of the award is also risk-free. The weighted-average fair value per share related to the 2019 PSUs classified as equity consists of 357,800 shares at a fair value of $ 2.45 per share (which relate to relative TSR) and 178,875 shares at a fair value of $ 2.29 per share (which relate to absolute TSR). The weighted-average fair value per share related to the 2018 PSUs classified as equity consists of 240,164 shares at a fair value of $ 3.13 per share (which relate to relative TSR) and 120,064 shares at a fair value of $ 1.63 per share (which relate to absolute TSR) ..

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

NOTE 18. EMPLOYEE BENEFIT PLANS

401(k) Plan

The Management Company maintains a 401(k) profit sharing plan, which is qualified under Section 401(a) and Section 401(k) of the Code to cover employees of the Management Company. All employees who have attained the age of 21 and have completed at least 60 days of service are eligible to participate in the plan. The plan provides for employer matching contributions on behalf of each participant equal to 50% of the portion of such participant’s contribution that does not exceed 2.5% of such participant’s annual gross salary for the plan year. Additionally, the Management Company has the discretion to make additional profit-sharing-type contributions not related to participant elective contributions. Total contributions by the Management Company were $ 921, $ 1,003 and $ 1,034 in 2019, 2018 and 2017, respectively.

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

NOTE 19. QUARTERLY INFORMATION (UNAUDITED)

Year Ended December 31, 2019	First Quarter		Second Quarter		Third Quarter		Fourth Quarter	Total
Total revenues		$198,030		$193,377		$187,251	$190,038		$768,696
Net income (loss)		(46,809)		(29,688)		(92,034)	36,810		(131,721)
Net income (loss) attributable to the Company		(38,976)		(24,177)		(78,893)	33,269		(108,777)
Net income (loss) attributable to common shareholders		(50,199)		(35,400)		(90,116)	22,046		(153,669)
Basic and diluted per share data attributable to common shareholders:
Net income (loss) attributable to common shareholders	$	(0.29)	$	(0.20)	$	(0.52)	$0.12	$	(0.89)

Net loss for the quarter ended March 31, 2019 includes loss on impairment of real estate assets of $ 24,825 primarily related to Greenbrier Mall and Honey Creek Mall. Also, included in the quarter ended March 31, 2019 is gain on extinguishment of debt of $ 71,722 related to Acadiana Mall and Cary Towne Center, and the accrued maximum expense of $ 88,150 related to the proposed settlement of a class action lawsuit ..

Net loss for the quarter ended June 30, 2019 includes loss on impairment of real estate assets of $ 41,608 primarily related to EastGate Mall and The Forum at Grandview.

Net loss for the quarter ended September 30, 2019 includes loss on impairment of real estate assets of $ 135,688 related to Laurel Park Place and Mid Rivers Mall. Also, included in the quarter ended September 30, 2019 is gain on deconsolidation of $ 11,174 related to The Outlet Shoppes at El Paso.

Net income for the quarter ended December 31, 2019 includes loss on impairment of real estate asset of $ 37,400 related to Park Plaza Mall. Also, included in the quarter ended December 31, 2019 is gain on deconsolidation of $ 56,067 related to The Outlet Shoppes at Atlanta.

Year Ended December 31, 2018	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total
Total revenues		$220,200		$214,598		$206,878		$216,881		$858,557
Net loss		(661)		(29,976)		(2,971)		(65,621)		(99,229)
Net income (loss) attributable to the Company		903		(23,797)		(1,367)		(54,307)		(78,568)
Net loss attributable to common shareholders		(10,320)		(35,020)		(12,590)		(65,530)		(123,460)
Basic and diluted per share data attributable to common shareholders:
Net loss attributable to common shareholders	$	(0.06)	$	(0.20)	$	(0.07)	$	(0.39)	$	(0.72)

Net loss for the quarter ended June 30, 2018 includes loss on impairment of real estate assets of $ 51,983 related to Cary Towne Center. Net loss for the quarter ended December 31, 2018 includes loss on impairment of real estate assets of $ 2,693, $ 36,525 and $ 48,640 for Cary Towne Center, Eastland Mall and Honey Creek Mall, respectively (see Note 16 ).

NOTE 20. SUBSEQUENT EVENTS

In January 2020, the Company used its secured credit facility to retire two loans totaling $ 84,803 that were secured by Parkway Place and Valley View Mall.

Schedule II

CBL & ASSOCIATES PROPERTIES, INC.

CBL & ASSOCIATES LIMITED PARTNERSHIP

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Tenant receivables - allowance for doubtful accounts:
Balance, beginning of year	$2,337	$2,011	$1,910
Additions in allowance charged to expense	—	4,817	3,782
Bad debts charged against allowance	(2,337)	(4,491)	(3,681)
Balance, end of year	$—	$2,337	$2,011

	Year Ended December 31,
	2019	2018	2017
Other receivables - allowance for doubtful accounts:
Balance, beginning of year	$-	$838	$838
Additions in allowance charged to expense	—	—	—
Bad debts charged against allowance	—	(838)	—
Balance, end of year	$—	$—	$838

Schedule III

CBL & ASSOCIATES PROPERTIES, INC.

CBL & ASSOCIATES LIMITED PARTNERSHIP

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

At December 31, 2019

(In thousands)

			Initial Cost (1)					Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (2)		Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land		Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)		Date of Construction / Acquisition
MALLS:
Alamance Crossing, Burlington, NC	$44,538		$20,853	$62,852	$40,302	$	(3,373)	$17,481	$103,153	$120,634	$	(40,407)	2007
Arbor Place, Douglasville, GA	106,851		8,508	95,088	27,558		—	8,508	122,646	131,154		(72,541)	1998-1999
Asheville Mall, Asheville, NC	63,949		7,139	58,386	65,472		(805)	6,334	123,858	130,192		(63,033)	1998
Brookfield Square, Brookfield, WI	29,400		8,996	78,533	110,322		(4,789)	20,621	172,441	193,062		(75,250)	2001
Burnsville Center, Burnsville, MN	64,867		12,804	71,748	58,303		(1,157)	16,102	125,596	141,698		(68,217)	1998
Cherryvale Mall, Rockford, IL	—	(5)	11,892	64,117	55,416		(1,667)	11,608	118,150	129,758		(57,135)	2001
Cross Creek Mall, Fayetteville, NC	111,293		19,155	104,378	48,372		—	31,539	140,366	171,905		(64,930)	2003
Dakota Square Mall, Minot, ND	—		4,552	87,625	34,807		—	4,473	122,511	126,984		(28,932)	2012
East Towne Mall, Madison, WI	—	(5)	4,496	63,867	71,529		(909)	4,387	134,596	138,983		(57,930)	2002
Eastland Mall, Bloomington, IL	—		5,746	75,893	(54,106)		(753)	3,150	23,630	26,780		(1,447)	2005
Eastgate Mall, Cincinnati, OH	32,386		13,046	44,949	(31,293)		(1,017)	4,959	20,726	25,685		(933)	2001
Fayette Mall, Lexington, KY	146,857		25,205	84,256	107,733		—	25,205	191,989	217,194		(73,198)	2001
Frontier Mall, Cheyenne, WY	—	(5)	2,681	15,858	23,037		(83)	2,598	38,895	41,493		(27,675)	1984-1985
Greenbriar Mall, Chesapeake, VA	64,801		3,181	107,355	(54,284)		(626)	2,555	53,071	55,626		(2,216)	2004
Hamilton Place, Chattanooga, TN	100,456		3,532	42,619	73,328		(2,384)	6,542	110,553	117,095		(64,774)	1986-1987
Hanes Mall, Winston-Salem, NC	—	(5)	17,176	133,376	54,422		(1,767)	17,810	185,397	203,207		(87,926)	2001
Harford Mall, Bel Air, MD	—		8,699	45,704	21,527		—	8,699	67,231	75,930		(31,296)	2003
Hickory Point, (Forsyth) Decatur, IL	27,385		10,731	31,728	(25,496)		(336)	4,711	11,916	16,627		(1,945)	2005
Imperial Valley Mall, El Centro, CA	—	(5)	35,378	71,753	8,719		—	40,579	75,271	115,850		(17,741)	2012
Jefferson Mall, Louisville, KY	61,943		13,125	40,234	45,403		(521)	17,850	80,391	98,241		(39,864)	2001
Kirkwood Mall, Bismarck, ND	—	(5)	3,368	118,945	26,968		—	3,448	145,833	149,281		(31,568)	2012
Laurel Park, Livonia, MI	—		13,289	92,579	(79,509)		—	7,500	18,859	26,359		(298)	2005
Layton Hills Mall, Layton, UT	—	(5)	20,464	99,836	(4,303)		(464)	13,761	101,772	115,533		(39,776)	2005
Mall Del Norte, Laredo, TX	—	(5)	21,734	142,049	54,029		(149)	21,667	195,996	217,663		(92,881)	2004

Schedule III

CBL & ASSOCIATES PROPERTIES, INC.

CBL & ASSOCIATES LIMITED PARTNERSHIP

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

At December 31, 2019

(In thousands)

			Initial Cost (1)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (2)		Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
Mayfaire Town Center, Wilmington, NC	—	(5)	26,333	101,087	18,065	—	26,443	119,042	145,485	(16,254)	2015
Meridian Mall, Lansing, MI	—		2,797	103,678	69,755	—	4,501	171,729	176,230	(89,929)	1998
Mid Rivers Mall, St. Peters, MO	—		16,384	170,582	(130,301)	(4,174)	11,840	40,651	52,491	(506)	2007
Monroeville Mall, Pittsburgh, PA	—		22,911	177,214	78,513	—	25,432	253,206	278,638	(104,515)	2004
Northgate Mall, Chattanooga, TN	—	(5)	2,330	8,960	26,366	(492)	3,000	34,164	37,164	(13,828)	2011
Northpark Mall, Joplin, MO	—		9,977	65,481	44,195	—	11,071	108,582	119,653	(52,065)	2004
Northwoods Mall, Charleston, SC	63,772		14,867	49,647	29,887	(2,339)	12,528	79,534	92,062	(36,119)	2001
Old Hickory Mall, Jackson, TN	—		15,527	29,413	8,434	—	15,531	37,843	53,374	(19,138)	2001
The Outlet Shoppes Gettysburg, Gettysburg, PA	37,140		20,779	22,180	3,057	—	21,032	24,984	46,016	(6,882)	2012
The Outlet Shoppes at Laredo, Laredo, TX	41,950		11,000	97,353	2,101	—	11,000	99,454	110,454	(12,881)	2017
Park Plaza Mall, Little Rock, AR	78,339		6,297	81,638	(49,978)	—	6,304	31,653	37,957	—	2004
Parkdale Mall, Beaumont, TX	75,826		23,850	47,390	80,782	(874)	24,814	126,334	151,148	(52,005)	2001
Parkway Place Mall, Huntsville, AL	33,290		6,364	67,067	6,626	—	6,364	73,693	80,057	(22,628)	2010
Pearland Town Center, Pearland, TX	—	(5)	16,300	108,615	18,888	(857)	15,252	127,694	142,946	(48,420)	2008
Post Oak Mall, College Station, TX	—	(5)	3,936	48,948	17,934	(327)	3,852	66,639	70,491	(41,689)	1984-1985
Richland Mall, Waco, TX	—	(5)	9,874	34,793	23,518	(1,225)	8,662	58,298	66,960	(26,299)	2002
South County Center, Mehlville, MO	—		15,754	159,249	15,821	—	15,790	175,034	190,824	(62,319)	2007
Southaven Town Ctr, Southaven, MS	—		8,255	29,380	10,081	—	11,384	36,332	47,716	(15,177)	2005
Southpark Mall, Colonial Heights, VA	58,431		9,501	73,262	41,044	—	11,282	112,525	123,807	(50,720)	2003
St. Clair Square, Fairview Heights, IL	—		11,027	75,620	43,448	—	11,027	119,068	130,095	(61,579)	1996
Stroud Mall, Stroudsburg, PA	—		14,711	23,936	23,355	—	14,711	47,291	62,002	(22,289)	1998
Sunrise Mall, Brownsville, TX	—	(5)	11,156	59,047	14,415	—	11,156	73,462	84,618	(30,274)	2003
Turtle Creek Mall, Hattiesburg, MS	—	(5)	2,345	26,418	19,763	—	3,535	44,991	48,526	(28,471)	1993-1995
Valley View, Roanoke, VA	51,514		15,985	77,771	24,123	—	15,999	101,880	117,879	(44,460)	2003

Schedule III

CBL & ASSOCIATES PROPERTIES, INC.

CBL & ASSOCIATES LIMITED PARTNERSHIP

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

At December 31, 2019

(In thousands)

			Initial Cost (1)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (2)		Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
Volusia Mall, Daytona, FL	48,626		2,526	120,242	37,545	—	8,945	151,368	160,313	(59,838)	2004
West Towne Mall, Madison, WI	—	(5)	8,912	83,084	45,963	—	8,912	129,047	137,959	(60,648)	2002
Westgate Mall, Spartanburg, SC	32,773		2,149	23,257	52,425	(432)	1,742	75,657	77,399	(44,807)	1995
Westmoreland Mall, Greensburg, PA	—	(5)	4,621	84,215	31,230	(1,240)	3,381	115,445	118,826	(50,588)	2002
York Galleria, York, PA	—		5,757	63,316	20,401	—	5,757	83,717	89,474	(41,032)	1995
OTHER PROPERTIES:
840 Greenbrier Circle, Chesapeake, VA	—		2,096	3,091	986	—	2,096	4,077	6,173	(1,612)	2007
Annex at Monroeville, Monroeville, PA	—		—	29,496	631	—	—	30,127	30,127	(11,367)	2004
CBL Center, Chattanooga, TN	17,001		1,332	24,675	1,330	—	1,864	25,473	27,337	(15,582)	2001
CBL Center II, Chattanooga, TN	—		22	13,648	1,042	—	358	14,354	14,712	(5,150)	2008
Coolsprings Crossing, Nashville, TN	—		2,803	14,985	5,935	—	3,554	20,169	23,723	(14,554)	1991-1993
Courtyard at Hickory Hollow, Nashville, TN	—		3,314	2,771	472	(231)	1,500	4,826	6,326	(1,705)	1998
Frontier Square, Cheyenne, WY	—		346	684	439	(86)	260	1,123	1,383	(823)	1985
Gunbarrel Pointe, Chattanooga, TN	—		4,170	10,874	3,650	—	4,170	14,524	18,694	(7,064)	2000
Hamilton Corner, Chattanooga, TN	—		630	5,532	8,587	—	734	14,015	14,749	(8,338)	1986-1987
Hamilton Crossing, Chattanooga, TN	8,522		4,014	5,906	6,994	(1,370)	2,644	12,900	15,544	(7,999)	1987
Harford Annex, Bel Air, MD	—		2,854	9,718	1,464	—	2,854	11,182	14,036	(4,711)	2003
The Landing at Arbor Place, Douglasville, GA	—		7,238	14,330	3,338	(2,242)	4,996	17,668	22,664	(11,148)	1998-1999
Layton Convenience Center, Layton Hills, UT (5)	—		—	8	5,892	—	2,795	3,105	5,900	(1,896)	2005
Layton Hills Plaza, Layton Hills, UT	—	(5)	—	2	1,009	—	673	338	1,011	(255)	2005
Parkdale Crossing, Beaumont, TX	—		2,994	7,408	2,485	(355)	2,639	9,893	12,532	(4,190)	2002
Pearland Office, Pearland, TX	—	(5)	—	7,849	2,758	—	—	10,607	10,607	(4,226)	2009
Pearland Residential, Pearland, TX	—		—	9,666	9	—	—	9,675	9,675	(3,065)	2008
The Plaza at Fayette Mall, Lexington, KY	—		9,531	27,646	1,187	—	9,531	28,833	38,364	(10,428)	2006

Schedule III

CBL & ASSOCIATES PROPERTIES, INC.

CBL & ASSOCIATES LIMITED PARTNERSHIP

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

At December 31, 2019

(In thousands)

			Initial Cost (1)					Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (2)		Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land		Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)		Date of Construction / Acquisition
The Promenade at D'lberville, D'lberville, MS	—		16,278	48,806	25,381		(706)	17,953	71,806	89,759		(23,912)	2009
The Shoppes at Hamilton Place, Chattanooga, TN	—		4,894	11,700	2,251		—	2,811	16,034	18,845		(5,672)	2003
The Shoppes at St. Clair, St. Louis, MO	—		8,250	23,623	153		(5,044)	3,206	23,776	26,982		(11,111)	2007
Sunrise Commons, Brownsville, TX	—		1,013	7,525	2,520		—	1,013	10,045	11,058		(4,658)	2003
The Terrace, Chattanooga, TN	—		4,166	9,929	7,991		—	6,536	15,550	22,086		(7,454)	1997
West Towne Crossing, Madison, WI	—		1,784	2,955	12,095		—	2,759	14,075	16,834		(5,810)	1998
Westgate Crossing, Spartanburg, SC	—		1,082	3,422	8,274		—	1,082	11,696	12,778		(6,126)	1997
Westmoreland Crossing, Greensburg, PA	—	(5)	2,898	21,167	9,267		—	2,898	30,434	33,332		(13,246)	2002
DISPOSITIONS:
Acadiana Mall, Lafayette, LA	—		25,083	145,769	(170,852)		—	—	—	—		—	2005
Cary Towne Center, Cary, NC	—		23,688	74,432	(98,120)		—	—	—	—		—	2001
Honey Creek Mall, Terre Haute, IN	—		3,108	83,358	(86,466)		—	—	—	—		—	2004
The Outlet Shoppes El Paso, El Paso, TX	—		7,345	98,602	(105,947)		—	—	—	—		—	2012
850 Greenbrier Circle, Chesapeake, VA	—		3,154	6,881	(10,035)		—	—	—	—		—	2007
The Forum at Grand View, Madison, MS	—		9,234	17,285	(25,588)		(931)	—	—	—		—	2010
Pearland Hotel, Pearland, TX	—		—	16,149	(16,149)		—	—	—	—		—	2008
The Outlet Shoppes Atlanta, WoodStock, GA	—		8,598	100,613	(108,471)		(740)	—	—	—		—	2013
The Outlet Shoppes of the Bluegrass, Simpsonville, KY	—		3,193	72,962	(76,155)		—	—	—	—		—	2014
Other	—		19,248	4,002	(3,930)		—	17,958	1,362	19,320		(29)
Developments in progress consisting of construction and Development Properties	—		—	—	49,351		—	—	49,351	49,351		—
TOTALS	$1,401,910		$802,335	$4,884,040	$769,490	$	(44,465)	$730,218	$5,681,182	$6,411,400	$	(2,349,404)

(1)	Initial cost represents the total cost capitalized including carrying cost at the end of the first fiscal year in which the Property opened or was acquired.
(2)	Encumbrances represent the face amount of the mortgage and other indebtedness balance at December 31, 2019, excluding debt premium or discount, if applicable.
(3)	The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $ 7.077 billion.
(4)	Depreciation for all Properties is computed over the useful life which is generally 10 - 20 years for certain improvements and 7 - 10 years for equipment and fixtures.
(5)	Property is pledged as collateral on the secured credit facility.

Schedul e III

CBL & ASSOCIATES PROPERTIES, INC.

CBL & ASSOCIATES LIMITED PARTNERSHIP

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

At December 31, 2019

(In thousands)

The changes in real estate assets and accumulated depreciation for the years ending December 31, 2019, 2018, and 2017 are set forth below (in thousands):

	Year Ended December 31,
	2019	2018	2017
REAL ESTATE ASSETS:
Balance at beginning of period	$7,278,608	$7,621,930	$7,947,647
Additions during the period:
Additions and improvements	129,923	144,256	177,482
Acquisitions of real estate assets	5,700	3,301	78,516
Deductions during the period:
Disposals, deconsolidations and accumulated depreciation on impairments	(786,889)	(305,813)	(506,399)
Transfers to (from) real estate assets	22,573	(11,531)	(3,915)
Impairment of real estate assets	(238,515)	(173,535)	(71,401)
Balance at end of period	$6,411,400	$7,278,608	$7,621,930

ACCUMULATED DEPRECIATION:
Balance at beginning of period	$2,493,082	$2,465,095	$2,427,108
Depreciation expense	241,631	261,838	272,945
Accumulated depreciation on real estate assets sold, retired, deconsolidated or impaired	(385,309)	(233,851)	(234,958)
Balance at end of period	$2,349,404	$2,493,082	$2,465,095

Schedule IV

CBL & ASSOCIATES PROPERTIES, INC.

CBL & ASSOCIATES LIMITED PARTNERSHIP

MORTGAGE NOTES RECEIVABLE ON REAL ESTATE

At December 31, 2019

(In thousands)

Name Of Center/Location	Interest Rate		Final Maturity Date	Monthly Payment Amount (1)	Balloon Payment At Maturity	Prior Liens	Face Amount Of Mortgage	Carrying Amount Of Mortgage (2)	Principal Amount Of Mortgage Subject To Delinquent Principal Or Interest
FIRST MORTGAGES:
Columbia Place Outparcel	5.00%		Feb-2022	$3	$262	None	$360	$262	$—
D'Iberville Promenade, LLC	4.28%	(3)	Dec-2016	—	1,100	None	1,100	1,100	1,100
The Shoppes at St. Clair Square	6.75%	(4)	Aug-2028	7	1,230	None	1,316	1,230	—
Soddy Daisy	9.50%		Jan-2047	—	45	None	45	45	—
				$10	$2,637		$2,821	$2,637	$1,100

(1)	Equal monthly installments comprised of principal and interest, unless otherwise noted.
(2)	The aggregate carrying value for federal income tax purposes was $ 2,637 at December 31, 2019.
(3)	This loan bears interest at LIBOR plus 2.50% and is in default at December 31, 2019. See Note 11 to the consolidated financial statements for additional information.
(4)	This loan bears interest at prime plus 2.0%.

The changes in mortgage notes receivable were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Beginning balance	$4,884	$5,418	$5,680
Additions	—	—	1,802
Payments	(2,247)	(534)	(2,064)
Write-Offs	—	—	—
Ending balance	$2,637	$4,884	$5,418

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended through May 6, 2016 (a)
3.2	Third Amended and Restated Bylaws of the Company, as amended through June 22, 2018 (b)
4.1

See Amended and Restated Certificate of Incorporation of the Company, as amended, and Third Amended and Restated Bylaws of the Company, as amended, relating to the Common Stock, Exhibits 3.1 and 3.2 above

4.2	Certificate of Designations, dated June 25, 1998, relating to the 9.0% Series A Cumulative Redeemable Preferred Stock (c)
4.3	Certificate of Designation, dated April 30, 1999, relating to the Series 1999 Junior Participating Preferred Stock (c)
4.4	Terms of Series J Special Common Units of the Operating Partnership, pursuant to Article 4.4 of the Second Amended and Restated Partnership Agreement of the Operating Partnership (c)
4.5	Certificate of Designations, dated June 11, 2002, relating to the 8.75% Series B Cumulative Redeemable Preferred Stock (d)
4.6	Acknowledgment Regarding Issuance of Partnership Interests and Assumption of Partnership Agreement (e)
4.7	Certificate of Designations, dated August 13, 2003, relating to the 7.75% Series C Cumulative Redeemable Preferred Stock (f)
4.8	Certificate of Correction of the Certificate of Designations relating to the 7.75% Series C Cumulative Redeemable Preferred Stock (g)
4.9	Certificate of Designations, dated December 10, 2004, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (g)
4.9.1	Amended and Restated Certificate of Designations, dated February 25, 2010, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (h)
4.9.2	Second Amended and Restated Certificate of Designations, dated October 14, 2010, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (i)
4.10	Certificate of Designations, dated October 1, 2012, relating to the 6.625% Series E Cumulative Redeemable Preferred Stock (j)
4.11	Terms of the Series S Special Common Units of the Operating Partnership, pursuant to the Third Amendment to the Second Amended and Restated Partnership Agreement of the Operating Partnership (k)
4.12	Terms of the Series L Special Common Units of the Operating Partnership, pursuant to the Fourth Amendment to the Second Amended and Restated Partnership Agreement of the Operating Partnership (l)
4.13	Terms of the Series K Special Common Units of the Operating Partnership, pursuant to the First Amendment to the Third Amended and Restated Partnership Agreement of the Operating Partnership (m)
4.14.1	Indenture dated as of November 26, 2013, among CBL & Associates Limited Partnership, CBL & Associates Properties, Inc. and U.S. Bank National Association (n)
4.14.2	First Supplemental Indenture, dated as of November 26, 2013, among CBL & Associates Limited Partnership, CBL & Associates Properties, Inc. and U.S. Bank National Association (n)
4.14.3	Second Supplemental Indenture, dated as of December 13, 2016, among CBL & Associates Limited Partnership, CBL & Associates Properties, Inc. and U.S. Bank National Association (o)
4.14.4	Third Supplemental Indenture, dated as of January 30, 2019, among CBL & Associates Limited Partnership, CBL & Associates Properties, Inc. and U.S. Bank National Association (p)
4.14.5	Limited Guarantee, dated as of November 26, 2013, of CBL & Associates Properties, Inc. (n)
4.14.6	Subsidiary Guarantee, dated as of January 30, 2019, among the Subsidiaries of CBL & Associates Limited Partnership (p)
4.14.7	Global Note evidencing the 5.250% Senior Notes Due 2023 (n)
4.14.8	Global Note evidencing the 4.60% Senior Notes Due 2024 (q)
4.14.9	Global Note evidencing the 5.950% Senior Notes Due 2026 (o)
4.14.10	Global Note evidencing the additional offering of 5.950% Senior Notes Due 2026 (r)
4.15	Description of Securities
10.1.1	Fourth Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated November 2, 2010 (s)
10.1.2	Certificate of Designation, dated October 1, 2012, relating to the 6.625% Series E Cumulative Preferred Units (t)

10.2.1	CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (u)
10.2.2	Original Form of Stock Restriction Agreement for Restricted Stock Awards under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (v)
10.2.3	Form of Stock Restriction Agreement for Restricted Stock Awards under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan (effective May 2013)† (w)*
10.2.4	Amendment No. 1 to CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (x)
10.2.5	Amendment No. 2 to CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (y)
10.2.6	Amendment No. 3 to CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (nn)
10.2.7	Form of Performance Stock Unit Award Agreement under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (z)
10.2.8	Form of Named Executive Officer Stock Restriction Agreement under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (z)
10.2.9	CBL & Associates Properties, Inc. Named Executive Officer Annual Incentive Compensation Plan (AIP) (Fiscal Year 2017)† (aa)
10.2.10	CBL & Associates, Properties, Inc. Named Executive Officer Annual Incentive Compensation Plan (AIP) (Fiscal Year 2018)† (bb)
10.2.11	CBL & Associates, Properties, Inc. Named Executive Officer Annual Incentive Compensation Plan (AIP) (Fiscal Year 2019)† (cc)
10.2.12	Revised Form of Performance Stock Unit Award Agreement Under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (bb)
10.2.13	Revised Form of Named Executive Officer Stock Restriction Agreement Under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (bb)
10.2.14	Retirement and General Release Agreement, dated September 27, 2018, between the Company and Gus Stephas† (kk)
10.2.15	Revised Form of Performance Stock Unit Award Agreement under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan (for awards in 2020 and subsequent years).† (nn)
10.2.16	CBL & Associates Properties, Inc. Named Executive Officer Annual Incentive Compensation Plan (AIP) (Fiscal Year 2020).† (nn)
10.3.1	Form of Indemnification Agreements between the Company and the Management Company and their officers and directors, for agreements executed prior to 2013 (dd)
10.3.2	Form of Indemnification Agreements between the Company and the Management Company and their officers and directors, for agreements executed in 2013 and subsequent years (x)
10.4.1	Employment Agreement for Charles B. Lebovitz† (ee)
10.4.2	Employment Agreement for Stephen D. Lebovitz† (ee)
10.4.3	Summary Description of CBL & Associates Properties, Inc. Director Compensation Arrangements† (a)
10.4.4	CBL & Associates Properties, Inc. Tier III Post-65 Retiree Program† (ff)
10.5	Option Agreement relating to Outparcels (ee)
10.6	Share Ownership Agreement by and among the Company and its related parties and the Jacobs entities, dated as of January 31, 2001 (gg)
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

10.10.1	Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and Cantor Fitzgerald & Co. (ii)
10.10.2	Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and J.P. Morgan Securities LLC (ii)
10.10.3	Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and KeyBanc Capital Markets Inc. (ii)
10.10.4	Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and RBC Capital Markets, LLC (ii)
10.10.5	Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and Wells Fargo Securities, LLC (ii)
10.11.1	Credit Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et. al., dated January 30, 2019 (jj)
10.12	Agreement dated November 1, 2019, by and among CBL & Associates Properties, Inc., Exeter Capital Investors, L.P., Exeter Capital GP LLC, WEM Exeter LLC and Michael L. Ashner (ll)
10.13

Settlement Agreement and Release, by and between the Company, the Operating Partnership, the Management Company, JG Gulf Coast Town Center LLC and Wave Lengths Hair Salons of Florida, Inc. d/b/a Salon Adrian, as approved by the U.S. District Court for the Middle District of Florida on August 22, 2019 (mm)

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

99.1	Combined Financial Statements of The Combined Guarantor Subsidiaries of CBL & Associates Limited Partnership
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (Filed herewith.)
101.SCH	Inline XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*). (Filed herewith.)

(a)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.**
(b)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2018.**
(c)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*
(d)	Incorporated by reference from the Company's Current Report on Form 8-K, dated June 10, 2002, filed on June 17, 2002.*
(e)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*
(f)	Incorporated by reference from the Company's Registration Statement on Form 8-A, filed on August 21, 2003.*
(g)	Incorporated by reference from the Company's Registration Statement on Form 8-A, filed on December 10, 2004.*
(h)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on March 1, 2010.*
(i)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on October 18, 2010.*
(j)	Incorporated by reference from the Company's Registration Statement on Form 8-A, filed on October 1, 2012.*
(k)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.*
(l)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2005.*
(m)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on November 22, 2005.*
(n)	Incorporated by reference from the Company's Current Report on Form 8-K, dated and filed on November 26, 2013.**
(o)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed December 13, 2016.**
(p)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed February 5, 2019.**
(q)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed October 8, 2014.**
(r)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on September 1, 2017.**
(s)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on November 5, 2010.*
(t)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on October 5, 2012.*
(u)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on May 10, 2012.*
(v)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.*
(w)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on May 17, 2013.*
(x)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.**
(y)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on May 12, 2017.*
(z)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 27, 2015.**
(aa)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 13, 2017.**
(bb)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 16, 2018.**
(cc)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 15, 2019.**
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

(ff)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on November 9, 2012.*
(gg)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on February 6, 2001*
(hh)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.*
(ii)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on March 1, 2013.*
(jj)	Incorporated by reference from the Company's Current Report on Form 8-K/A, filed on February 28, 2019.**
(kk)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on October 3, 2018.**
(ll)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 1, 2019.**

(mm)Incorporated by reference from the Company’s Quarterly Report on Form 10-Q/A, filed on December 20, 2019.**

(nn)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 14, 2020.**

†	A management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.

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

Dated: March 9, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles B. Lebovitz	Chairman of the Board	March 9, 2020
Charles B. Lebovitz

/s/ Stephen D. Lebovitz	Director and Chief Executive Officer (Principal Executive Officer)	March 9, 2020
Stephen D. Lebovitz

/s/ Farzana Khaleel	Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2020
Farzana Khaleel

/s/ A. Larry Chapman*	Director	March 9, 2020
A. Larry Chapman

/s/ Matthew S. Dominski*	Director	March 9, 2020
Matthew S. Dominski

/s/ John D. Griffith*	Director	March 9, 2020
John D. Griffith

/s/ Richard J. Lieb*	Director	March 9, 2020
Richard J. Lieb

/s/ Kathleen M. Nelson*	Director	March 9, 2020
Kathleen M. Nelson
/s/ Michael L. Ashner	Director	March 9, 2020
Michael L. Ashner
/s/ Carolyn B. Tiffany	Director	March 9, 2020
Carolyn B. Tiffany

*By: /s/ Farzana Khaleel	Attorney-in-Fact	March 9, 2020
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

Dated: March 9, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles B. Lebovitz	Chairman of the Board of CBL Holdings I, Inc., general partner of the Registrant	March 9, 2020
Charles B. Lebovitz

/s/ Stephen D. Lebovitz	Director and Chief Executive Officer of CBL Holdings I, Inc., general partner of the Registrant (Principal Executive Officer)	March 9, 2020
Stephen D. Lebovitz

/s/ Farzana Khaleel	Executive Vice President - Chief Financial Officer and Treasurer of CBL Holdings, I, Inc., general partner of the Registrant (Principal Financial Officer and Principal Accounting Officer)	March 9, 2020
Farzana Khaleel