Form 10-K/A
period 2019-12-31
CBL & ASSOCIATES PROPERTIES INC; CBL & ASSOCIATES LIMITED PARTNERSHIP
filed 2020-03-11
CIK 910612, 915140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

CBL & ASSOCIATES PROPERTIES, INC.

CBL & ASSOCIATES LIMITED PARTNERSHIP

(Exact Name of Registrant as Specified in Its Charter)

Delaware (CBL & Associates Properties, Inc.) Delaware (CBL & Associates Limited Partnership) (State or Other Jurisdiction of Incorporation or Organization)	62-1545718 62-1542285 (I.R.S. Employer Identification No.)

2030 Hamilton Place Blvd., Suite 500 Chattanooga, TN	37421
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:    423. 855.0001

Securities registered pursuant to Section 12(b) of the Act:

CBL & Associates Properties, Inc.:

Securities registered under Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	CBL	New York Stock Exchange
7.375% Series D Cumulative Redeemable Preferred Stock, $0.01 par value	CBLprD	New York Stock Exchange
6.625% Series E Cumulative Redeemable Preferred Stock, $0.01 par value	CBLprE	New York Stock Exchange

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CBL & Associates Properties, Inc.’s Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference in Part III to the Annual Report on Form 10-K for the year ended December 31, 2019 of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2019 (“Annual Report”) of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership, filed with the Securities and Exchange Commission on March 9, 2020 (“Original Filing Date”), is being filed to amend Part II, Item 5 to include disclosure regarding the issuance of unregistered common stock during the fourth quarter of the year ended December 31, 2019, which was inadvertently omitted from the original filing. This Amendment No. 1 also corrects an inadvertent typographical error that resulted in the omission of the conformed signature of Deloitte & Touche LLP on the Report of Independent Registered Public Accounting Firm contained in Exhibit 99.1. In addition, this Amendment No. 1 amends the Exhibit Index included in the original Annual Report to include new certifications by the Company’s principal executive officer and principal financial officer (Exhibits 31.5 through 31.8 and Exhibits 32.5 through 32.8).

This Amendment No. 1 speaks as of the Original Filing Date of the Annual Report, does not reflect events that may have occurred subsequent to the Original Filing Date, and, apart from the disclosure added as described above, does not modify or update in any way the disclosures made in the original Annual Report. Unless stated otherwise or the context otherwise requires, references to the “Company” mean CBL & Associates Properties, Inc. and its subsidiaries. References to the “Operating Partnership” mean CBL & Associates Limited Partnership and its subsidiaries. The terms “we,” “us” and “our” refer to the Company or the Company and the Operating Partnership collectively, as the context requires.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock of CBL & Associates Properties, Inc. is traded on the New York Stock Exchange.  The stock symbol is “CBL”. There were approximately 797 shareholders of record for our common stock as of February 28, 2020.

During 2019, our board of directors suspended all future dividends with respect to the Company’s outstanding common stock and preferred stock, as well as distributions with respect to the Operating Partnership’s outstanding units of partnership interest, subject to quarterly review. Future dividend distributions are subject to our actual results of operations, taxable income, economic conditions, issuances of common stock and such other factors as our board of directors deems relevant. For additional information, see discussion presented under the subheading “Dividends – CBL” in Note 9 to the Annual Report on Form 10-K for the year ended December 31, 2019 of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership. Our actual results of operations will be affected by a number of factors, including the revenues received from the Properties, our operating expenses, interest expense, unanticipated capital expenditures and the ability of the Anchors and tenants at the Properties to meet their obligations for payment of rents and tenant reimbursements.

See Part III, Item 12 to the Annual Report on Form 10-K for the year ended December 31, 2019 of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership for information regarding securities authorized for issuance under equity compensation plans. The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2019:

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

Effective December 19, 2019, the Company issued an aggregate of 611,847 shares of common stock in satisfaction of exchange rights exercised by two third party limited partners in the Operating Partnership with respect to 611,847 common units in the Operating Partnership, in accordance with the Company's right to deliver either shares of the Company's common stock or their cash equivalent (as determined pursuant to the Partnership Agreement of the Operating Partnership) to complete such exchanges pursuant to the terms of the Partnership Agreement. The Company believes that the issuance of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because it did not involve a public offering or sale. No underwriters, brokers or finders were involved in these transactions.

Operating Partnership Units

There is no established public trading market for the Operating Partnership’s common units. On February 28, 2020, the Operating Partnership had 26,073,966 common units outstanding (comprised of 3,269,446 special common units and 22,804,520 common units) held by 65 holders of record, excluding the 175,633,044 common units held by the Company.

During the three months ended December 31, 2019, the Operating Partnership canceled the 187 common units underlying the 187 shares of common stock that were surrendered for tax obligations in conjunction with the surrender to the Company of such shares, as described above. During 2019, the Operating Partnership elected to pay less than $0.1 million in cash, at a cost of $1.316 per unit, to a holder of 72,592 common units of limited partnership interest in the Operating Partnership upon the exercise of the holder's conversion rights. Additionally, effective December 19, 2019, the Company issued an aggregate of 611,847 shares of common stock in satisfaction of conversion rights exercised by two third party limited partners in the Operating Partnership with respect to 611,847 common units in the Operating Partnership, as described above.

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

4.2	Certificate of Designations, dated June 25, 1998, relating to the 9.0% Series A Cumulative Redeemable Preferred Stock (c)
4.3	Certificate of Designation, dated April 30, 1999, relating to the Series 1999 Junior Participating Preferred Stock (c)
4.4	Terms of Series J Special Common Units of the Operating Partnership, pursuant to Article 4.4 of the Second Amended and Restated Partnership Agreement of the Operating Partnership (c)
4.5	Certificate of Designations, dated June 11, 2002, relating to the 8.75% Series B Cumulative Redeemable Preferred Stock (d)
4.6	Acknowledgment Regarding Issuance of Partnership Interests and Assumption of Partnership Agreement (e)
4.7	Certificate of Designations, dated August 13, 2003, relating to the 7.75% Series C Cumulative Redeemable Preferred Stock (f)
4.8	Certificate of Correction of the Certificate of Designations relating to the 7.75% Series C Cumulative Redeemable Preferred Stock (g)
4.9	Certificate of Designations, dated December 10, 2004, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (g)
4.9.1	Amended and Restated Certificate of Designations, dated February 25, 2010, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (h)
4.9.2	Second Amended and Restated Certificate of Designations, dated October 14, 2010, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (i)
4.10	Certificate of Designations, dated October 1, 2012, relating to the 6.625% Series E Cumulative Redeemable Preferred Stock (j)
4.11	Terms of the Series S Special Common Units of the Operating Partnership, pursuant to the Third Amendment to the Second Amended and Restated Partnership Agreement of the Operating Partnership (k)
4.12	Terms of the Series L Special Common Units of the Operating Partnership, pursuant to the Fourth Amendment to the Second Amended and Restated Partnership Agreement of the Operating Partnership (l)
4.13	Terms of the Series K Special Common Units of the Operating Partnership, pursuant to the First Amendment to the Third Amended and Restated Partnership Agreement of the Operating Partnership (m)
4.14.1	Indenture dated as of November 26, 2013, among CBL & Associates Limited Partnership, CBL & Associates Properties, Inc. and U.S. Bank National Association (n)
4.14.2	First Supplemental Indenture, dated as of November 26, 2013, among CBL & Associates Limited Partnership, CBL & Associates Properties, Inc. and U.S. Bank National Association (n)
4.14.3	Second Supplemental Indenture, dated as of December 13, 2016, among CBL & Associates Limited Partnership, CBL & Associates Properties, Inc. and U.S. Bank National Association (o)
4.14.4	Third Supplemental Indenture, dated as of January 30, 2019, among CBL & Associates Limited Partnership, CBL & Associates Properties, Inc. and U.S. Bank National Association (p)
4.14.5	Limited Guarantee, dated as of November 26, 2013, of CBL & Associates Properties, Inc. (n)
4.14.6	Subsidiary Guarantee, dated as of January 30, 2019, among the Subsidiaries of CBL & Associates Limited Partnership (p)
4.14.7	Global Note evidencing the 5.250% Senior Notes Due 2023 (n)
4.14.8	Global Note evidencing the 4.60% Senior Notes Due 2024 (q)
4.14.9	Global Note evidencing the 5.950% Senior Notes Due 2026 (o)
4.14.10	Global Note evidencing the additional offering of 5.950% Senior Notes Due 2026 (r)
4.15	Description of Securities (oo)
10.1.1	Fourth Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated November 2, 2010 (s)
10.1.2	Certificate of Designation, dated October 1, 2012, relating to the 6.625% Series E Cumulative Preferred Units (t)

10.2.1	CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (u)
10.2.2	Original Form of Stock Restriction Agreement for Restricted Stock Awards under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (v)
10.2.3	Form of Stock Restriction Agreement for Restricted Stock Awards under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan (effective May 2013)† (w)*
10.2.4	Amendment No. 1 to CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (x)
10.2.5	Amendment No. 2 to CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (y)
10.2.6	Amendment No. 3 to CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (nn)
10.2.7	Form of Performance Stock Unit Award Agreement under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (z)
10.2.8	Form of Named Executive Officer Stock Restriction Agreement under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (z)
10.2.9	CBL & Associates Properties, Inc. Named Executive Officer Annual Incentive Compensation Plan (AIP) (Fiscal Year 2017)† (aa)
10.2.10	CBL & Associates, Properties, Inc. Named Executive Officer Annual Incentive Compensation Plan (AIP) (Fiscal Year 2018)† (bb)
10.2.11	CBL & Associates, Properties, Inc. Named Executive Officer Annual Incentive Compensation Plan (AIP) (Fiscal Year 2019)† (cc)
10.2.12	Revised Form of Performance Stock Unit Award Agreement Under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (bb)
10.2.13	Revised Form of Named Executive Officer Stock Restriction Agreement Under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (bb)
10.2.14	Retirement and General Release Agreement, dated September 27, 2018, between the Company and Gus Stephas† (kk)
10.2.15	Revised Form of Performance Stock Unit Award Agreement under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan (for awards in 2020 and subsequent years).† (nn)
10.2.16	CBL & Associates Properties, Inc. Named Executive Officer Annual Incentive Compensation Plan (AIP) (Fiscal Year 2020).† (nn)
10.3.1	Form of Indemnification Agreements between the Company and the Management Company and their officers and directors, for agreements executed prior to 2013 (dd)
10.3.2	Form of Indemnification Agreements between the Company and the Management Company and their officers and directors, for agreements executed in 2013 and subsequent years (x)
10.4.1	Employment Agreement for Charles B. Lebovitz† (ee)
10.4.2	Employment Agreement for Stephen D. Lebovitz† (ee)
10.4.3	Summary Description of CBL & Associates Properties, Inc. Director Compensation Arrangements† (a)
10.4.4	CBL & Associates Properties, Inc. Tier III Post-65 Retiree Program† (ff)
10.5	Option Agreement relating to Outparcels (ee)
10.6	Share Ownership Agreement by and among the Company and its related parties and the Jacobs entities, dated as of January 31, 2001 (gg)
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

21	Subsidiaries of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership (oo)
23.1	Consent of Deloitte & Touche LLP (for the Company) (oo)
23.2	Consent of Deloitte & Touche LLP (for the Operating Partnership) (oo)
24	Power of Attorney (oo)
31.1

Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Properties, Inc. (oo)

31.2

Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Properties, Inc. (oo)

31.3

Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Limited Partnership (oo)

31.4

Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Limited Partnership (oo)

31.5

Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Properties, Inc.

31.6

Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Properties, Inc.

31.7

Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Limited Partnership

31.8

Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Limited Partnership

32.1

Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Properties, Inc. (oo)

32.2

Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Properties, Inc. (oo)

32.3

Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Limited Partnership (oo)

32.4

Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Limited Partnership (oo)

32.5

Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Properties, Inc.

32.6

Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Properties, Inc.

32.7

Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Limited Partnership

32.8

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

(ff)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on November 9, 2012.*
(gg)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on February 6, 2001*
(hh)	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.*
(ii)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on March 1, 2013.*
(jj)	Incorporated by reference from the Company's Current Report on Form 8-K/A, filed on February 28, 2019.**
(kk)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on October 3, 2018.**
(ll)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 1, 2019.**

(mm)Incorporated by reference from the Company’s Quarterly Report on Form 10-Q/A, filed on December 20, 2019.**

(nn)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 14, 2020.**
(oo)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 9, 2020.**

†	A management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.

* Commission File No. 1-12494

** Commission File No. 1-12494 and 333-182515-01

SIGNAT URES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBL & ASSOCIATES PROPERTIES, INC.
(Registrant)

By:	/s/ Farzana Khaleel
Farzana Khaleel
Executive Vice President - Chief Financial Officer and Treasurer

Dated: March 11, 2020

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

Dated: March 11, 2020