Form 10-Q
period 2020-03-31
CBL & ASSOCIATES PROPERTIES INC; CBL & ASSOCIATES LIMITED PARTNERSHIP
filed 2020-06-05
CIK 910612, 915140

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

423 - 855-0001

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

CBL & Associates Limited Partnership: None

As of May 29, 2020, there were 191,970,853 shares of CBL & Associates Properties, Inc.'s common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE

(Dollars in thousands, except share data)

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2020 of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the "Company" mean CBL & Associates Properties, Inc. and its subsidiaries. References to the "Operating Partnership" mean CBL & Associates Limited Partnership and its subsidiaries. The terms "we," "us" and "our" refer to the Company or the Company and the Operating Partnership collectively, as the context requires.

As previously disclosed in the Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 30, the Company relied on Release No. 34-88465 issued by the SEC on March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934, as amended, to delay the filing of the Company’s Quarterly Report on Form 10-Q due to circumstances related to the current novel coronavirus (“COVID-19”) pandemic. The need to address the immediate and evolving impacts of COVID-19 on the Company’s business and operations, including impacts on the operations at each of its properties, increased the demands on its employees at a time when normal working conditions were altered, with health and safety precautions in mind, to accommodate a “work from home” model.

The Company is a real estate investment trust ("REIT") whose stock is traded on the New York Stock Exchange. The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At March 31, 2020, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 94.2% limited partner interest for a combined interest held by the Company of 95.2%.

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

Combined Guarantor Subsidiaries of the Operating Partnership

In January 2019, the Operating Partnership entered into a new $1,185,000 senior secured credit facility which replaced all of the Operating Partnership’s prior unsecured bank facilities. The secured credit facility is secured by 17 malls and 3 associated centers that are directly or indirectly owned by 36 wholly owned subsidiaries of the Operating Partnership (collectively the “Combined Guarantor Subsidiaries”). The Combined Guarantor Subsidiaries own an additional four malls, two associated centers and four mortgage notes receivable that are not collateral for the secured credit facility. The properties that are collateral for the secured credit facility and the properties and mortgage notes receivable that are not collateral are collectively referred to as the “Guarantor Properties.” In addition to the secured credit facility, the Operating Partnership’s debt includes three separate series of senior unsecured notes (the “Notes”). Based on the terms of the Notes, to the extent that any subsidiary of the Operating Partnership executes and delivers a guarantee to another debt facility, the Operating Partnership shall also cause the subsidiary to guarantee the Operating Partnership’s obligations under the Notes on a senior basis. In January 2019, the Combined Guarantor Subsidiaries entered a guarantee agreement with the issuer of the Notes to satisfy the guaranty requirement.

This report also includes as an exhibit the condensed combined financial statements and notes to the condensed combined financial statements of the Combined Guarantor Subsidiaries. Each of the Combined Guarantor Subsidiaries meet the criteria in Rule 3-10(f) of SEC Regulation S-X to provide condensed consolidating financial information as additional disclosure in the notes to the Operating Partnership's condensed consolidated financial statements or within Management’s Discussion and Analysis which accompanies the condensed consolidated financial statements because each Combined Guarantor Subsidiary is 100% owned by the Operating Partnership, the guaranty issued by each Combined Guarantor Subsidiary is full and unconditional and the guaranty issued by each Combined Guarantor Subsidiary is joint and several. However, the Operating Partnership has elected to provide condensed combined financial statements and accompanying notes for the Combined Guarantor Subsidiaries in lieu of including the condensed consolidating financial information in the notes to its condensed consolidated financial statements. These condensed combined financial statements and notes are presented as an exhibit to this quarterly report on Form 10-Q for ease of reference.

CBL & Associates Properties, Inc.

CBL & Associates Limited Partnership

PART I – FINANCIAL INFORMATION

ITEM 1:   Financial Statements

CBL & Associates Properties, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

ASSETS (1)	March 31, 2020	December 31, 2019
Real estate assets:
Land	$719,142	$730,218
Buildings and improvements	5,360,133	5,631,831
	6,079,275	6,362,049
Accumulated depreciation	(2,218,254)	(2,349,404)
	3,861,021	4,012,645
Developments in progress	31,009	49,351
Net investment in real estate assets	3,892,030	4,061,996
Cash and cash equivalents	159,117	32,816
Available-for-sale securities - at fair value (amortized cost of $153,150 in 2020)	153,172	—
Receivables:
Tenant	72,157	75,252
Other	10,152	10,792
Mortgage and other notes receivable	2,928	4,662
Investments in unconsolidated affiliates	299,797	307,354
Intangible lease assets and other assets	131,962	129,474
	$4,721,315	$4,622,346
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness, net	$3,789,692	$3,527,015
Accounts payable and accrued liabilities	205,470	231,306
Total liabilities (1)	3,995,162	3,758,321
Commitments and contingencies (Note 8 and Note 12)
Redeemable noncontrolling interests	1,062	2,160
Shareholders' equity:
Preferred Stock, $.01 par value, 15,000,000 shares authorized:
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding	18	18
6.625% Series E Cumulative Redeemable Preferred Stock, 690,000 shares outstanding	7	7
Common stock, $.01 par value, 350,000,000 shares authorized, 191,965,622 and 174,115,111 issued and outstanding in 2020 and 2019, respectively	1,920	1,741
Additional paid-in capital	1,977,891	1,965,897
Accumulated other comprehensive income	22	—
Dividends in excess of cumulative earnings	(1,284,024)	(1,161,351)
Total shareholders' equity	695,834	806,312
Noncontrolling interests	29,257	55,553
Total equity	725,091	861,865
	$4,721,315	$4,622,346

(1)

As of March 31, 2020, includes $367,622 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $171,605 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 7 .

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2020		2019
REVENUES:
Rental revenues		$161,173		$190,980
Management, development and leasing fees		2,092		2,523
Other		4,309		4,527
Total revenues		167,574		198,030
OPERATING EXPENSES:
Property operating		(25,709)		(28,980)
Depreciation and amortization		(55,902)		(69,792)
Real estate taxes		(18,448)		(19,919)
Maintenance and repairs		(11,208)		(12,776)
General and administrative		(17,836)		(22,007)
Loss on impairment		(133,644)		(24,825)
Litigation settlement		—		(88,150)
Other		(158)		—
Total operating expenses		(262,905)		(266,449)
OTHER INCOME (EXPENSES):
Interest and other income		2,397		489
Interest expense		(46,992)		(53,998)
Gain on extinguishment of debt		—		71,722
Gain on sales of real estate assets		140		228
Income tax provision		(526)		(139)
Equity in earnings of unconsolidated affiliates		1,018		3,308
Total other income (expenses)		(43,963)		21,610
Net loss		(139,294)		(46,809)
Net loss attributable to noncontrolling interests in:
Operating Partnership		16,414		7,758
Other consolidated subsidiaries		207		75
Net loss attributable to the Company		(122,673)		(38,976)
Preferred dividends declared		—		(11,223)
Preferred dividends undeclared		(11,223)		—
Net loss attributable to common shareholders	$	(133,896)	$	(50,199)
Basic and diluted per share data attributable to common shareholders:
Net loss attributable to common shareholders	$	(0.75)	$	(0.29)
Weighted-average common and potential dilutive common shares outstanding		179,133		173,252

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31,
	2020		2019
Net loss	$	(139,294)	$	(46,809)

Other comprehensive income:
Unrealized gain on available-for-sale securities		22		-

Comprehensive loss		(139,272)		(46,809)
Comprehensive loss attributable to noncontrolling interests in:
Operating Partnership		16,412		7,758
Other consolidated subsidiaries		207		75
Comprehensive loss attributable to the Company:	$	(122,653)	$	(38,976)

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Equity

(In thousands, except share data)

(Unaudited)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Dividends in Excess of Cumulative Earnings		Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2019	$3,575	$25	$1,727	$1,968,280	$	(1,005,895)	$964,137	$68,028	$1,032,165
Net loss	(453)	—	—	—		(38,976)	(38,976)	(7,380)	(46,356)
Dividends declared - common stock ($0.075 per share)	—	—	—	—		(13,010)	(13,010)	—	(13,010)
Dividends declared - preferred stock	—	—	—	—		(11,223)	(11,223)	—	(11,223)
Issuance of 863,174 shares of common stock and restricted common stock	—	—	9	708		—	717	—	717
Cancellation of 57,656 shares of restricted common stock	—	—	(1)	(133)		—	(134)	—	(134)
Performance stock units	—	—	—	313		—	313	—	313
Amortization of deferred compensation	—	—	—	1,033		—	1,033	—	1,033
Adjustment for noncontrolling interests	1,038	—	—	(2,356)		—	(2,356)	1,318	(1,038)
Distributions to noncontrolling interests	(1,143)	—	—	—		—	—	(4,450)	(4,450)
Contributions from noncontrolling interests	—	—	—	—		—	—	455	455
Balance, March 31, 2019	$3,017	$25	$1,735	$1,967,845	$	(1,069,104)	$900,501	$57,971	$958,472

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings		Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2020	$2,160	$25	$1,741	$1,965,897	$—	$	(1,161,351)	$806,312	$55,553	$861,865
Net loss	(1,158)	—	—	—	—		(122,673)	(122,673)	(15,463)	(138,136)
Other comprehensive income	—	—	—	—	22		—	22	—	22
Conversion of 16,333,947 Operating Partnership common units into shares of common stock	—	—	163	20,888	—		—	21,051	(21,051)	—
Issuance of 1,633,345 shares of common stock and restricted common stock	—	—	17	520	—		—	537	—	537
Cancellation of 116,781 shares of restricted common stock	—	—	(1)	(96)	—		—	(97)	—	(97)
Amortization of deferred compensation	—	—	—	633	—		—	633	—	633
Performance stock units	—	—	—	390	—		—	390	—	390
Adjustment for noncontrolling interests	60	—	—	(10,341)	—			(10,341)	10,281	(60)
Distributions to noncontrolling interests	—	—	—	—	—		—	—	(731)	(731)
Contributions from noncontrolling interests	—	—	—	—	—		—	—	668	668
Balance, March 31, 2020	$1,062	$25	$1,920	$1,977,891	$22	$	(1,284,024)	$695,834	$29,257	$725,091

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020		2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$	(139,294)	$	(46,809)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization		55,902		69,792
Net amortization of deferred financing costs, premiums on available-for-sale securities and debt premiums and discounts		1,990		2,304
Net amortization of intangible lease assets and liabilities		(687)		(551)
Gain on sales of real estate assets		(140)		(228)
Gain on insurance proceeds		(511)		(690)
Write-off of development projects		158		—
Share-based compensation expense		1,545		2,043
Loss on impairment		133,644		24,825
Gain on extinguishment of debt		—		(71,722)
Equity in earnings of unconsolidated affiliates		(1,018)		(3,308)
Distributions of earnings from unconsolidated affiliates		4,235		5,671
Change in estimate of uncollectable rental revenues		2,312		1,540
Change in deferred tax accounts		(239)		63
Changes in:
Tenant and other receivables		1,424		(387)
Other assets		(3,746)		(3,826)
Accounts payable and accrued liabilities		(16,847)		76,771
Net cash provided by operating activities		38,728		55,488
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets		(22,760)		(26,429)
Proceeds from sales of real estate assets		520		35,260
Purchase of available-for-sale securities		(153,193)		—
Proceeds from insurance		600		548
Payments received on mortgage and other notes receivable		503		266
Additional investments in and advances to unconsolidated affiliates		(2,679)		(566)
Distributions in excess of equity in earnings of unconsolidated affiliates		4,668		4,979
Changes in other assets		(290)		(321)
Net cash provided by (used in) investing activities		(172,631)		13,737
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness		365,000		941,217
Principal payments on mortgage and other indebtedness		(103,582)		(978,006)
Additions to deferred financing costs		(1,300)		(15,107)
Proceeds from issuances of common stock		3		17
Contributions from noncontrolling interests		668		455
Payment of tax withholdings for restricted stock awards		(87)		(132)
Distributions to noncontrolling interests		(731)		(5,593)
Dividends paid to holders of preferred stock		—		(11,223)
Dividends paid to common shareholders		—		(12,949)
Net cash provided by (used in) financing activities		259,971		(81,321)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		126,068		(12,096)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period		59,058		57,512
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period		$185,126		$45,416
Reconciliation from consolidated statements of cash flows to consolidated balance sheets:
Cash and cash equivalents		$159,117		$21,055
Restricted cash (1):
Restricted cash		175		79
Mortgage escrows		25,834		24,282
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period		$185,126		$45,416

SUPPLEMENTAL INFORMATION
Cash paid for interest, net of amounts capitalized		$25,321		35,659

(1)	Included in intangible lease assets and other assets in the condensed consolidated balance sheets.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership

Condensed Consolidated Balance Sheets

(In thousands, except unit data)

(Unaudited)

ASSETS (1)	March 31, 2020	December 31, 2019
Real estate assets:
Land	$719,142	$730,218
Buildings and improvements	5,360,133	5,631,831
	6,079,275	6,362,049
Accumulated depreciation	(2,218,254)	(2,349,404)
	3,861,021	4,012,645
Developments in progress	31,009	49,351
Net investment in real estate assets	3,892,030	4,061,996
Cash and cash equivalents	159,110	32,813
Available-for-sale securities - at fair value (amortized cost of $153,150 in 2020)	153,172	—
Receivables:
Tenant	72,157	75,252
Other	10,104	10,744
Mortgage and other notes receivable	2,928	4,662
Investments in unconsolidated affiliates	300,327	307,885
Intangible lease assets and other assets	131,841	129,354
	$4,721,669	$4,622,706
LIABILITIES, REDEEMABLE INTERESTS AND CAPITAL
Mortgage and other indebtedness, net	$3,789,692	$3,527,015
Accounts payable and accrued liabilities	205,541	231,377
Total liabilities (1)	3,995,233	3,758,392
Commitments and contingencies (Note 8 and Note 12)
Redeemable common units	1,062	2,160
Partners' capital:
Preferred units	565,212	565,212
Common units:
General partner	1,372	2,765
Limited partners	135,077	270,216
Accumulated other comprehensive income	22	—
Total partners' capital	701,683	838,193
Noncontrolling interests	23,691	23,961
Total capital	725,374	862,154
	$4,721,669	$4,622,706

(1)

As of March 31, 2020, includes $367,622 of assets related to consolidated variable interest entities that can only be used to settle obligations of the consolidated variable interest entities and $171,605 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Operating Partnership. See Note 7 ..

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership

Condensed Consolidated Statements of Operations

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended March 31,
	2020		2019
REVENUES:
Rental revenues		$161,173		$190,980
Management, development and leasing fees		2,092		2,523
Other		4,309		4,527
Total revenues		167,574		198,030
OPERATING EXPENSES:
Property operating		(25,709)		(28,980)
Depreciation and amortization		(55,902)		(69,792)
Real estate taxes		(18,448)		(19,919)
Maintenance and repairs		(11,208)		(12,776)
General and administrative		(17,836)		(22,007)
Loss on impairment		(133,644)		(24,825)
Litigation settlement		—		(88,150)
Other		(158)		—
Total operating expenses		(262,905)		(266,449)
OTHER INCOME (EXPENSES):
Interest and other income		2,397		489
Interest expense		(46,992)		(53,998)
Gain on extinguishment of debt		—		71,722
Gain on sales of real estate assets		140		228
Income tax provision		(526)		(139)
Equity in earnings of unconsolidated affiliates		1,018		3,308
Total other income (expenses)		(43,963)		21,610
Net loss		(139,294)		(46,809)
Net loss attributable to noncontrolling interests		207		75
Net loss attributable to the Operating Partnership		(139,087)		(46,734)
Distributions to preferred unitholders declared		—		(11,223)
Distributions to preferred unitholders undeclared		(11,223)		—
Net loss attributable to common unitholders	$	(150,310)	$	(57,957)
Basic and diluted per unit data attributable to common unitholders:
Net loss attributable to common unitholders	$	(0.75)	$	(0.29)
Weighted-average common and potential dilutive common units outstanding		201,258		200,010

The accompanying notes are an integral part of these condensed consolidated statements .

CBL & Associates Limited Partnership

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended March 31,
	2020		2019
Net loss	$	(139,294)	$	(46,809)

Other comprehensive income:
Unrealized gain on available-for-sale securities		22		-

Comprehensive loss		(139,272)		(46,809)
Comprehensive loss attributable to noncontrolling interests		207		75
Comprehensive loss attributable to the Company:	$	(139,065)	$	(46,734)

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership

Condensed Consolidated Statements of Capital

(In thousands)

(Unaudited)

		Number of			Common Units
	Redeemable Common Units	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Total Partner's Capital	Noncontrolling Interests	Total Capital
Balance, January 1, 2019	$3,575	25,050	199,415	$565,212	$4,628	$450,507	$1,020,347	$12,111	$1,032,458
Net loss	(453)	—	—	11,223	(590)	(56,914)	(46,281)	(75)	(46,356)
Issuances of common units	—	—	863	—	—	717	717	—	717
Distributions declared - common units ($0.086 per unit)	(1,143)	—	—	—	(151)	(15,897)	(16,048)	—	(16,048)
Distributions declared - preferred units	—	—	—	(11,223)	—	—	(11,223)	—	(11,223)
Cancellation of restricted common units	—	—	(58)	—	—	(133)	(133)	—	(133)
Performance stock units	—	—	—	—	3	309	312	—	312
Amortization of deferred compensation	—	—	—	—	11	1,022	1,033	—	1,033
Allocation of partners' capital	1,038	—	—	—	(34)	(1,004)	(1,038)	—	(1,038)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,412)	(1,412)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	455	455
Balance, March 31, 2019	$3,017	25,050	200,220	$565,212	$3,867	$378,607	$947,686	$11,079	$958,765

		Number of			Common Units
	Redeemable Common Units	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Income	Total Partner's Capital	Noncontrolling Interests	Total Capital
Balance, January 1, 2020	$2,160	25,050	200,189	$565,212	$2,765	$270,216	$—	$838,193	$23,961	$862,154
Net loss	(1,158)	—	—	—	(1,406)	(136,523)	—	(137,929)	(207)	(138,136)
Other comprehensive income	—	—	—	—	—	—	22	22	—	22
Issuances of common units	—	—	1,633	—	—	536	—	536	—	536
Cancellation of restricted common units	—	—	(116)	—	—	(97)	—	(97)	—	(97)
Allocation of partners' capital	60	—	—	—	(1)	(64)	—	(65)	—	(65)
Amortization of deferred compensation	—	—	—	—	18	615	—	633	—	633
Adjustment to record redeemable interests at redemption value	—	—	—	—	(8)	8	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(731)	(731)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	668	668
Performance stock units	—	—	—	—	4	386	—	390	—	390
Balance, March 31, 2020	$1,062	25,050	201,706	$565,212	$1,372	$135,077	$22	$701,683	$23,691	$725,374

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020		2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$	(139,294)	$	(46,809)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization		55,902		69,792
Net amortization of deferred financing costs, premiums on available-for-sale securities and debt premiums and discounts		1,990		2,304
Net amortization of intangible lease assets and liabilities		(687)		(551)
Gain on sales of real estate assets		(140)		(228)
Gain on insurance proceeds		(511)		(690)
Write-off of development projects		158		—
Share-based compensation expense		1,545		2,043
Loss on impairment		133,644		24,825
Gain on extinguishment of debt		—		(71,722)
Equity in earnings of unconsolidated affiliates		(1,018)		(3,308)
Distributions of earnings from unconsolidated affiliates		4,235		5,671
Change in estimate of uncollectable rental revenues		2,312		1,540
Change in deferred tax accounts		(239)		63
Changes in:
Tenant and other receivables		1,424		(387)
Other assets		(3,746)		(3,826)
Accounts payable and accrued liabilities		(16,851)		76,770
Net cash provided by operating activities		38,724		55,487
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets		(22,760)		(26,429)
Proceeds from sales of real estate assets		520		35,260
Purchase of available-for-sale securities		(153,193)		—
Proceeds from insurance		600		548
Payments received on mortgage and other notes receivable		503		266
Additional investments in and advances to unconsolidated affiliates		(2,679)		(566)
Distributions in excess of equity in earnings of unconsolidated affiliates		4,668		4,979
Changes in other assets		(290)		(321)
Net cash provided by (used in) investing activities		(172,631)		13,737
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness		365,000		941,217
Principal payments on mortgage and other indebtedness		(103,582)		(978,006)
Additions to deferred financing costs		(1,300)		(15,107)
Proceeds from issuances of common units		3		17
Contributions from noncontrolling interests		668		455
Payment of tax withholdings for restricted stock awards		(87)		(132)
Distributions to noncontrolling interests		(731)		(2,554)
Distributions to preferred unitholders		—		(11,223)
Distributions to common unitholders		—		(15,988)
Net cash provided by (used in) financing activities		259,971		(81,321)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		126,064		(12,097)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period		59,055		57,512
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period		$185,119		$45,415
Reconciliation from consolidated statements of cash flows to consolidated balance sheets:
Cash and cash equivalents		$159,110		$21,054
Restricted cash (1):
Restricted cash		175		79
Mortgage escrows		25,834		24,282
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period		$185,119		$45,415

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized		$25,321		$35,659

(1)	Included in intangible lease assets and other assets in the condensed consolidated balance sheets.

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

As of March 31, 2020, the Operating Partnership owned interests in the following properties:

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

At March 31, 2020, the Operating Partnership had an interest in two self-storage facilities that were under development (the "Construction Properties").

The Malls, All Other Properties ("Associated Centers, Community Centers, Office Buildings and Other") and the Construction Properties are collectively referred to as the “Properties” and individually as a “Property.”

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At March 31, 2020, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 94.2% limited partner interest for a combined interest held by CBL of 95.2%.

The noncontrolling interest in the Operating Partnership is held by CBL & Associates, Inc., its shareholders and affiliates and certain senior officers of the Company (collectively "CBL's Predecessor"), all of which contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993, and by various third parties. In March 2020, the Company issued 16,333,947 shares of the Company’s common stock to CBL’s Predecessor in exchange for a like number of common units of limited partnership interest in the Operating Partnership pursuant to exchange notices received from CBL’s Predecessor. At March 31, 2020, CBL’s Predecessor owned a 0.9% limited partner interest and third parties owned a 3.9% limited partner interest in the Operating Partnership.  CBL's Predecessor also owned 21.3 million shares of CBL’s common stock at March 31, 2020, for a total combined effective interest of 11.5% in the Operating Partnership.

The Operating Partnership conducts the Company’s property management and development activities through its wholly owned subsidiary, CBL & Associates Management, Inc. (the “Management Company”), to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. All intercompany transactions have been eliminated. The results for the interim period ended March 31, 2020 are not necessarily indicative of the results to be obtained for the full fiscal year.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2019.

COVID-19

The COVID-19 pandemic has had, and likely will continue to have, repercussions across local, national and global economies and financial markets. COVID-19 has impacted all states where the Company’s tenants operate their businesses or where the Company’s properties are located and measures taken to prevent or remediate COVID-19, including “shelter-in place” or “stay-at-home” orders or other quarantine mandates issued by local, state or federal authorities, have had an adverse effect on its business and the businesses of its tenants. The full extent of the adverse impact on, among other things, the Company’s results of operations, liquidity (including its ability to access capital markets), the possibility of future impairments of long-lived assets or its investments in unconsolidated joint ventures, its compliance with debt covenants, its ability to renew and re-lease its leased space, the outlook for the retail environment, potential bankruptcies or other store closings and its ability to develop, acquire, dispose or lease properties, is unknown and will depend on future developments, which are highly uncertain and cannot be predicted. The Company expects a material adverse impact on its revenues, results of operations, and cash flows for the year ended December 31, 2020. The situation is rapidly changing and additional impacts to the business may arise that the Company is not aware of currently.

Listing Criteria

On February 5, 2020, the Company received notice from the New York Stock Exchange ("NYSE") that its common stock is no longer in compliance with NYSE continued listing criteria set forth in Section 802.01C of the Listed Company Manual of the NYSE, which require listed companies to maintain an average closing share price of at least $1.00 over a period of 30 consecutive trading days. The Company has until October 14, 2020, inclusive of extensions of the cure period provided by the NYSE in response to the COVID-19 pandemic, to regain compliance with the continued listing criteria. During this period, the Company expects its common stock to continue to trade on the NYSE, which will allow for flexibility in addressing this matter. On May 7, 2020, the Company’s shareholders voted to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split at a ratio between 1-for-5 and 1-for-25, and a proportionate reduction in the number of authorized shares of common stock, to be determined at the discretion of the board of directors for the purpose of complying with NYSE Listing Standards, subject to the board of directors’ discretion to abandon this amendment. The Company’s board of directors has not yet taken action to effect the reverse stock split . The Company intends to actively evaluate and monitor the price of its common stock between now and October 2020. A delisting of the Company’s common stock from the NYSE could negatively impact it by, among other things, reducing the trading liquidity of, and the market price for, its common stock.

Liquidity and Going Concern Considerations

In accordance with the accounting guidance related to the presentation of financial statements, when preparing financial statements for each annual and interim reporting period, management evaluates whether there are conditions or events that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In making its assessment, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and conditional and unconditional obligations due over the next twelve months.

The Company was in compliance with the financial covenants of its secured credit facility and the senior unsecured notes (the “Notes”) as of March 31, 2020, with the exception of one covenant under the secured credit facility. At March 31, 2020, the Company was not in compliance with a covenant under the secured credit facility, which provides that the Company may not have more than $100,000 of cash on hand that constitutes borrowings on the secured line of credit. In March 2020, the Company drew $280,000 from the secured line of credit and anticipated promptly purchasing $180,000 of U.S. Treasury securities, which would leave $100,000 of cash on hand from such borrowings. However, due to market conditions, the Company was not able to purchase the U.S. Treasury securities promptly, which resulted in the Company violating this covenant. Violation of this covenant provides the lenders with the option to accelerate the maturity of the senior secured credit facility. The administrative agent of the secured credit facility notified the Company that it was in default and that the administrative agent and lenders reserve all rights and remedies under the secured credit facility. The lenders have not exercised their right to accelerate the maturity of the secured credit facility. In March 2020, the Company used $154,228 to purchase U.S. Treasury securities and subsequent to March 31, 2020 utilized an additional $ 26,366 to fund April debt service payments and operating expenses, which reduced the amount of cash on hand that constitutes borrowings on the secured line of credit to less than $ 100,000 . However, this did not cure the default per the terms of the senior secured credit facility. Management will pursue obtaining a waiver from the lenders. If management is not able to obtain a waiver directly, then management will seek to obtain a waiver as part of the alternatives it is exploring, as described below.

The Company has considered the projected impact of COVID-19 on its cash flows and its analysis of future compliance with the financial covenants and has determined that it is probable it will fail to meet the minimum debt yield covenant under the senior secured credit facility during the third quarter of 2020, the fourth quarter of 2020 and the first quarter of 2021. The minimum debt yield covenant provides that the ratio of the adjusted net operating income, as defined, of the borrowing base properties that secure the senior secured credit facility to the total outstanding balance on the senior secured credit facility must be greater than 10.0%. Violation of this covenant provides the lenders with the option to accelerate the maturity of the senior secured credit facility. The Company could remain in compliance with the debt yield covenant if it (i) added additional unencumbered assets to the collateral pool, subject to lender approval, which is not to be unreasonably withheld, (ii) paid down the amount of debt outstanding with projected available cash or (iii) negotiated a waiver of the covenant with the lenders.

Management has engaged Weil, Gotshal & Manges LLP and Moelis & Company LLC (the “Advisors”) to assist the Company in exploring several alternatives to reduce overall leverage and interest expense and to extend the maturity of its debt including (i) the senior secured credit facility, which includes a revolving facility with a balance of $675,925 and term loan with a balance of $456,250 as of March 31, 2020, that matures in July 2023 and (ii) the Notes with balances of $450,000, $300,000, and $625,000, as of March 31, 2020, that mature in December 2023 , October 2024 and December 2026 , respectively, as well as the cumulative unpaid dividends on the Company’s preferred stock and the special common units of limited partnership interest in the Operating Partnership. The Advisors recently commenced discussions with advisors to certain holders of the Notes and the credit committee of the senior secured credit facility. Management may pursue a comprehensive solution that includes a potential exchange of debt with the holders of the Notes, addressing the preferred stock of the Company and the special common units of limited partnership interest in the Operating Partnership, amendments to the financial covenants under the senior secured credit facility and the Notes and other options that may result in the reorganization of the Company.

As described in Note 15 – Subsequent Events, the Company elected to not make the $11,813 interest payment due and payable on June 1, 2020, with respect to the Operating Partnership’s 5.25% senior unsecured notes due 2023 (the “2023 Notes”) (the “Interest Payment”). Under the indenture governing the 2023 Notes, the Operating Partnership has a 30-day grace period to make the Interest Payment before the nonpayment is considered an event of default with respect to the 2023 Notes. Any event of default under the 2023 Notes for nonpayment of the Interest Payment would also be considered an event of default under the Operating Partnership’s senior secured credit facility, which could lead to an acceleration of amounts due under the facility. Further, if the trustee for the 2023 Notes should exercise its right to accelerate the maturity of the full balance owed on the 2023 Notes as a result of such an event of default, that would also constitute an event of default under the Operating Partnership’s 4.60% senior unsecured notes due 2024 and the Operating Partnership’s 5.95% senior notes due 2026, which could lead to the acceleration of all amounts due under those notes. The Company has elected to enter the 30-day grace period with respect to the Interest Payment in order to advance discussions with its lenders and explore alternative strategies. The Company was notified by the administrative agent of the senior secured credit facility that the failure to make the Interest Payment constitutes a default under the senior secured credit facility and that, if not cured within the applicable 30-day grace period, it will be an event of default under the senior secured credit facility. The Company could prevent an event of default if it paid the Interest Payment prior to the expiration of the 30-day grace period or if it reached an alternative arrangement with the holders of the 2023 Notes.

Given the impact of the COVID-19 pandemic on the retail and broader markets, the ongoing weakness of the credit markets and significant uncertainties associated with each of these matters, the Company believes that there is substantial doubt that it will continue to operate as a going concern within one year after the date these condensed consolidated financial statements are issued.  The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the condensed consolidated financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Accounting Guidance Adopted

Description	Expected Adoption Date & Application Method	Financial Statement Effect and Other Information
Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments	January 1, 2020 - Modified Retrospective

The guidance replaces the current incurred loss impairment model, which reflects credit events, with a current expected credit loss model, which recognizes an allowance for credit losses based on an entity’s estimate of contractual cash flows not expected to be collected.

The Company has determined that its available-for-sale debt securities, guarantees, mortgage and other notes receivable and receivables within the scope of ASC 606 fall under the scope of this standard.

The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements or disclosures.

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

The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements or disclosures.

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

The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements or disclosures.

Accounting Guidance Not Yet Adopted
Description		Financial Statement Effect and Other Information
ASU 2020-04, Reference Rate Reform

On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting , which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions as of March 31, 2020, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

Lease Modification Q&A

In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance related to lease concessions provided as a result of COVID-19. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A clarifies that entities may elect to not evaluate whether lease-related relief that lessors provide to mitigate the economic effects of COVID-19 on lessees is a lease modification under Topic 842, Leases . Instead, an entity that elects not to evaluate whether a concession directly related to COVID-19 is a modification can then elect whether to apply the modification guidance (i.e. assume the relief was always contemplated by the contract or assume the relief was not contemplated by the contract). Both lessees and lessors may make this election. The Company is evaluating its election on a disaggregated basis, with such election applied consistently to leases with similar characteristics and similar circumstances. The future impact of the Lease Modification Q&A is dependent upon the extent of lease concessions granted to tenants as a result of COVID-19 in future periods and the elections made by the Company at the time of entering into such concessions. The Company is evaluating the impact that this update may have on its condensed consolidated financial statements and related disclosures.

Carrying Value of Long-Lived Assets

The Company evaluates its real estate assets and investment in unconsolidated affiliates for impairment indicators whenever events or changes in circumstances indicate that recoverability of its investment in the asset is not reasonably assured. Furthermore, this evaluation is conducted no less frequently than quarterly, irrespective of changes in circumstances. The prolonged outbreak of the COVID-19 pandemic has resulted in sustained closure of the Company’s properties, as well as the cessation of the operations of certain of its tenants, which will likely result in a reduction in the revenues and cash flows of many of its properties due to the adverse financial impacts on its tenants, as well as reductions in other sources of income generated by its properties. In addition to reduced revenues, the Company’s ability to obtain sufficient financing for such properties may be impaired as well as its ability to lease or re-lease properties as a result of worsening market and economic conditions resulting from the COVID-19 pandemic.

As of March 31, 2020, the Company’s evaluation of impairment considered its estimate of cash flow declines caused by the COVID-19 pandemic, but its other assumptions, including estimated hold period, were generally unchanged given the highly uncertain environment. The worsening of estimated future cash flows due to a change in the Company’s plans, policies, or views of market and economic conditions as it relates to one or more of its properties adversely impacted by the COVID-19 pandemic could result in the recognition of substantial impairment charges on its assets, which could adversely impact its financial results. For the period ended March 31, 2020, the Company recorded $133,644 of impairment charges for two of its malls and six other properties had impairment indicators; however, based on the Company’s plans with respect to those properties and the economic environment as of March 31, 2020, no additional impairment charges were recorded.

Note 3 – Revenues

Revenues

The following table presents the Company's revenues disaggregated by revenue source:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Rental revenues (1)	$161,173	$190,980
Revenues from contracts with customers (ASC 606):
Operating expense reimbursements (2)	2,389	2,143
Management, development and leasing fees (3)	2,092	2,523
Marketing revenues (4)	743	874
	5,224	5,540

Other revenues	1,177	1,510
Total revenues (5)	$167,574	$198,030

(1)

Revenues from leases that commenced subsequent to December 31, 2018 are accounted for in accordance with ASC 842, Leases , whereas all leases existing prior to that date are accounted for in accordance with ASC 840.

(2)

Includes $2,321 in the Malls segment and $68 in the All Other segment for the three months ended March 31, 2020, and includes $2,192 in the Malls segment and $(49) in the All Other segment for the three months ended March 31, 2019.

(3)	Included in All Other segment.
(4)	Marketing revenues solely relate to the Malls segment for all periods presented. See description below.
(5)	Sales taxes are excluded from revenues.

See Note 10 for information on the Company's segments.

Revenue from Contracts with Customers

Expected credit losses

During the three months ended March 31, 2020, the Company individually evaluated tenant receivables within the scope of ASC 606, of which a significant portion are short term. Based on this information and the quarterly analysis of the tenant receivables, the Company wrote off $220 that was deemed uncollectable related to this class of receivables for the three months ended March 31, 2020.

Outstanding Performance Obligations

The Company has outstanding performance obligations related to certain noncancellable contracts with customers for which it will receive fixed operating expense reimbursements for providing certain maintenance and other services as described above. As of March 31, 2020, the Company expects to recognize these amounts as revenue over the following periods:

Performance obligation	Less than 5 years	5-20 years	Over 20 years	Total
Fixed operating expense reimbursements	$23,908	$48,366	$45,869	$118,143

The Company evaluates its performance obligations each period and makes adjustments to reflect any known additions or cancellations. Performance obligations related to variable consideration, which is based on sales, are constrained.

Note 4 – Leases

Lessor

The components of rental revenues are as follows:

	Three Months Ended March 31,
	2020	2019
Fixed lease payments	$137,394	$159,278
Variable lease payments	23,779	31,702
Total rental revenues	$161,173	$190,980

Lessee

The Company has eight ground leases and one office lease in which it is a lessee. The maturities of these leases range from 2021 to 2089 and generally provide for renewal options ranging from five to ten years. We included the renewal options in our lease terms for purposes of calculating our lease liability and ROU asset where we have plans to continue operating our assets under the current terms associated with each ground lease. The ground leases relate to properties where the Company owns the buildings and improvements, but leases the underlying land. The lease payments on the majority of the ground leases are fixed, but in the instances where they are variable they are either based on the CPI index or a percentage of sales. The one office lease is subleased as of March 31, 2020. As of March 31, 2020, these leases have a weighted-average remaining lease term of 42.7 years and a weighted-average discount rate of 8.1%.

The components of lease expense are presented below:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Lease expense:
Operating lease expense	$125	$218
Variable lease expense	85	32
Total lease expense	$210	$250

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

Fair Value Measurements on a Recurring Basis

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments.  Based on the interest rates for similar financial instruments, the carrying value of mortgage and other notes receivable is a reasonable estimate of fair value.  The estimated fair value of mortgage and other indebtedness was $2,661,981 and $2,970,246 at March 31, 2020 and December 31, 2019, respectively.  The fair value was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently.

During March 2020, the Company purchased U.S. Treasury securities that are scheduled to mature between April 2021 and June 2021. The Company has designated these securities as available-for-sale (“AFS”). The fair value of these securities was calculated based on quoted market prices in active markets and are included in the Level 1 fair value hierarchy. The Company believes the market for U.S. Treasury securities is an actively traded market given the high level of daily trading volume. The following table sets forth information regarding the Company’s AFS securities that were measured at fair value for the three months ended March 31, 2020:

AFS Security	Amortized Cost	Allowance for credit losses (1)	Total unrealized gains/(losses)	Fair Value
U.S. Treasury securities	$153,150	$—	$22	$153,172
(1)

U.S Treasury securities have a long history with no credit losses. Additionally, the Company notes that U.S Treasury securities are explicitly fully guaranteed by a sovereign entity that can print its own currency and that the sovereign entity’s currency is routinely held by central banks and other major financial institutions, is used in international commerce, and commonly viewed as a reserve currency, all of which qualitatively indicate that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. Therefore, the Company did not record expected credit losses for its U.S Treasury securities for the three months ended March 31, 2020.

The Company adopted the ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), on January 1, 2020. Under ASC Topic 326-30, the Company elected to exclude applicable accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities, and separately present the accrued interest receivable balance within the Other Receivables line item of the condensed consolidated balance sheets. The accrued interest receivables balance totaled $1,082 as of March 31, 2020. The Company elected not to measure an allowance for credit losses on accrued interest receivable as an allowance on possible uncollectable accrued interest receivable is recorded in a timely manner.

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

Long-lived Assets Measured at Fair Value in 2020

The following table sets forth information regarding the Company's assets that are measured at fair value on a nonrecurring basis and related impairment charges for the three months ended March 31, 2020:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss on Impairment
2020:
Long-lived assets	$114,300	$—	$—	$114,300	$133,644

During the three months ended March 31, 2020, the Company recognized impairments of real estate of $133,644 related to two malls.

Impairment Date	Property	Location	Segment Classification	Loss on Impairment	Fair Value
March	Burnsville Center (1)	Burnsville, MN	Malls	$26,562	$47,300
March	Monroeville Mall (2)	Pittsburgh, PA	Malls	107,082	67,000
				$133,644	$114,300

(1)

In accordance with the Company's quarterly impairment process, the Company wrote down the book value of the mall to its estimated fair value of $47,300. The mall had experienced a decline of NOI due to store closures and rent reductions. These factors resulted in a reduction of the expected hold period for this asset based on Management’s assessment that there was an increased likelihood that the loan secured by the mall may not be successfully restructured or refinanced. Management determined the fair value of Burnsville Center using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of ten years, with a sale at the end of the holding period, a capitalization rate of 14.5% and a discount rate of 15.5%.

(2)

In accordance with the Company's quarterly impairment process, the Company wrote down the book value of the mall to its estimated fair value of $67,000. The mall had experienced a decline of NOI due to store closures and rent reductions. Management determined the fair value of Monroeville Mall using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of ten years, with a sale at the end of the holding period, a capitalization rate of 14.0% and a discount rate of 14.5%.

Long-lived Assets Measured at Fair Value in 2019

The following table sets forth information regarding the Company's assets that were measured at fair value on a nonrecurring basis and related impairment charges for the three months ended March 31, 2019:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss on Impairment
2019:
Long-lived assets	$70,800	$—	$—	$70,800	$24,825

During the three months ended March 31, 2019, the Company recognized impairments of real estate of $25,054 related to two malls:

Impairment Date	Property	Location	Segment Classification	Loss on Impairment	Fair Value
March	Greenbrier Mall (1)	Chesapeake, VA	Malls	$22,770	$56,300
March	Honey Creek Mall (2)	Terre Haute, IN	Malls	2,284	14,500
January/March	Other adjustments (3)	Various	Malls	(229)	—
				$24,825	$70,800

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

(2)

The Company adjusted the book value of the mall to the net sales price of $14,360 based on a signed contract with a third-party buyer, adjusted to reflect estimated disposition costs. The mall was sold in April 2019. See Note 6 for additional information.

(3)	Related to true-ups of estimated expenses to actual expenses for properties sold in prior periods.

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

2020 Dispositions

The Company realized a gain of $140 related to the sale of an outparcel during the three months ended March 31, 2020.

Note 7 – Unconsolidated Affiliates and Noncontrolling Interests

Unconsolidated Affiliates

Although the Company had majority ownership of certain joint ventures during 2020 and 2019, it evaluated the investments and concluded that the other partners or owners in these joint ventures had substantive participating rights, such as approvals of:

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

At March 31, 2020, the Company had investments in 28 entities, which are accounted for using the equity method of accounting. The Company's ownership interest in these unconsolidated affiliates ranges from 20% to 65%. Of these entities, 17 are owned in 50/50 joint ventures.

20 20 Activity - Unconsolidated Affiliates

Atlanta Outlet JV, LLC

In February 2020, Atlanta Outlet JV, LLC, a 50/50 joint venture, closed on a new loan in the amount of $4,680, with an interest rate of LIBOR plus 2.5% and a maturity date of November 2023 .. Proceeds were used to retire the previous loan. The Operating Partnership and its joint venture partner have each guaranteed 100% of the loan. See Note 12 for more information.

Condensed Combined Financial Statements - Unconsolidated Affiliates

Condensed combined financial statement information of the unconsolidated affiliates is as follows:

	March 31, 2020	December 31, 2019
ASSETS:
Investment in real estate assets	$2,288,173	$2,293,438
Accumulated depreciation	(819,034)	(803,909)
	1,469,139	1,489,529
Developments in progress	70,039	46,503
Net investment in real estate assets	1,539,178	1,536,032
Other assets	141,501	154,427
Total assets	$1,680,679	$1,690,459
LIABILITIES:
Mortgage and other indebtedness, net	$1,422,015	$1,417,644
Other liabilities	32,675	41,007
Total liabilities	1,454,690	1,458,651
OWNERS' EQUITY:
The Company	146,192	149,376
Other investors	79,797	82,432
Total owners' equity	225,989	231,808
Total liabilities and owners’ equity	$1,680,679	$1,690,459

	Three Months Ended March 31,
	2020	2019
Total revenues	$60,514	$55,867
Net income (1)	$5,043	$6,010

(1)	The Company's pro rata share of net income is $1,018 and $3,308 for the three months ended March 31, 2020 and 2019, respectively.

Noncontrolling Interests

Noncontrolling interests consist of the following:

	As of
	March 31, 2020	December 31, 2019
Noncontrolling interests:
Operating Partnership	$5,566	$31,592
Other consolidated subsidiaries	23,691	23,961
	$29,257	$55,553

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

Consolidated VIEs

As of March 31, 2020, the Company had investments in 12 consolidated VIEs with ownership interests ranging from 50% to 92%.

Unconsolidated VIEs

The table below lists the Company's unconsolidated VIEs as of March 31, 2020:

Unconsolidated VIEs:	Investment in Real Estate Joint Ventures and Partnerships	Maximum Risk of Loss
Ambassador Infrastructure, LLC (1)	$—	$9,360
BI Development, LLC	—	—
Bullseye, LLC	—	—
Continental 425 Fund LLC	7,231	7,231
EastGate Storage, LLC (1)	712	3,962
Hamilton Place Self Storage (1)	1,411	8,413
Parkdale Self Storage, LLC (1)	1,157	7,657
PHG-CBL Lexington, LLC	35	35
Self Storage at Mid Rivers, LLC (1)	683	3,677
Shoppes at Eagle Point, LLC (1)	16,579	29,319
Vision - CBL Hamilton Place, LLC	2,223	2,223
	$30,031	$71,877

(1)	The Operating Partnership has guaranteed all or a portion of the debt of each of these VIEs. See Note 12 for more information.

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

The Company also provides a similar limited guarantee of the Operating Partnership's obligations with respect to its secured credit facility and secured term loan as of March 31, 2020.

Debt of the Operating Partnership

Net mortgage and other indebtedness consisted of the following:

	March 31, 2020		December 31, 2019
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating Properties	$1,236,179	5.19%	$1,330,561	5.27%
Senior unsecured notes due 2023 (2)	448,016	5.25%	447,894	5.25%
Senior unsecured notes due 2024 (3)	299,962	4.60%	299,960	4.60%
Senior unsecured notes due 2026 (4)	617,692	5.95%	617,473	5.95%
Total fixed-rate debt	2,601,849	5.31%	2,695,888	5.35%
Variable-rate debt:
Recourse loan on operating Property	41,500	4.23%	41,950	4.34%
Construction loan	29,400	4.42%	29,400	4.60%
Secured line of credit	675,925	3.83%	310,925	3.94%
Secured term loan	456,250	3.83%	465,000	3.94%
Total variable-rate debt	1,203,075	3.86%	847,275	3.98%
Total fixed-rate and variable-rate debt	3,804,924	4.85%	3,543,163	5.02%
Unamortized deferred financing costs	(15,232)		(16,148)
Total mortgage and other indebtedness, net	$3,789,692		$3,527,015

(1)	Weighted-average interest rate includes the effect of debt premiums and discounts, but excludes amortization of deferred financing costs.
(2)	The balance is net of an unamortized discount of $1,984 and $2,106 as of March 31, 2020 and December 31, 2019, respectively.
(3)	The balance is net of an unamortized discount of $38 and $40 as of March 31, 2020 and December 31, 2019, respectively.
(4)	The balance is net of an unamortized discount of $7,308 and $7,527 as of March 31, 2020 and December 31, 2019, respectively.

Non-recourse term loans, recourse term loans, the secured line of credit and the secured term loan include loans that are secured by Properties owned by the Company that have a net carrying value of $2,422,116 at March 31, 2020.

Senior Unsecured Notes

Description	Issued (1)	Amount	Interest Rate	Maturity Date (2)
2023 Notes	November 2013	$450,000	5.25%	December 2023
2024 Notes	October 2014	300,000	4.60%	October 2024
2026 Notes	December 2016 / September 2017	625,000	5.95%	December 2026

(1)	Issued by the Operating Partnership. CBL is a limited guarantor of the Operating Partnership's obligations under the Notes as described above.
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

See Note 15 – Subsequent Events for information regarding the Company’s election to not make the interest payment related to the 2023 Notes that was due and payable on June 1, 2020.

Senior Secured Credit Facility

The Company has a $1,185,000 senior secured credit facility, which includes a revolving line of credit with a borrowing capacity of $685,000 and a term loan with an outstanding balance of $456,250 at March 31, 2020. The facility matures in July 2023 and bears interest at a variable rate of LIBOR plus 2.25%. The facility had an interest rate of 3.83% at March 31, 2020. The Operating Partnership is required to pay an annual facility fee, to be paid quarterly, which ranges from 0.25% to 0.35%, based on the unused capacity of the line of credit. The principal balance on the term loan will be reduced by $35,000 per year in quarterly installments. At March 31, 2020, the secured line of credit had an outstanding balance of $675,925. In March 2020, the Company drew $280,000 on its secured credit facility to increase liquidity and preserve financial flexibility in light of the uncertainty surrounding the impact of COVID-19.

The secured credit facility is secured by 17 malls and 3 associated centers that are owned by 36 wholly owned subsidiaries of the Operating Partnership (collectively the “Combined Guarantor Subsidiaries”). The Combined Guarantor Subsidiaries own an additional four malls, two associated centers and four mortgage notes receivable that are not collateral for the secured credit facility. The properties that are collateral for the secured credit facility and the properties and mortgage notes receivable that are not collateral are collectively referred to as the “Guarantor Properties.” The terms of the Notes provide that, to the extent that any subsidiary of the Operating Partnership executes and delivers a guarantee to another debt facility, the Operating Partnership shall also cause the subsidiary to guarantee the Operating Partnership’s obligations under the Notes on a senior basis. In January 2019, the Combined Guarantor Subsidiaries entered into a guarantee agreement with the issuer of the Notes to satisfy the guaranty requirement.

Each of the Combined Guarantor Subsidiaries meet the criteria in Rule 3-10(f) of SEC Regulation S-X to provide condensed consolidating financial information as additional disclosure in the notes to the Operating Partnership's consolidated financial statements or within Management’s Discussion and Analysis which accompanies the condensed consolidated financial statements because each Combined Guarantor Subsidiary is 100% owned by the Operating Partnership, the guaranty issued by each Combined Guarantor Subsidiary is full and unconditional and the guaranty issued by each Combined Guarantor Subsidiary is joint and several. However, the Operating Partnership has elected to provide condensed combined financial statements and accompanying notes for the Combined Guarantor Subsidiaries in lieu of including the condensed consolidating financial information in the notes to its condensed consolidated financial statements. These condensed combined financial statements and notes are presented as an exhibit to this quarterly report on Form 10-Q for ease of reference.

Financial Covenants and Restrictions

The agreements for the Notes and senior secured credit facility contain default provisions customary for transactions of this nature (with applicable customary grace periods). Additionally, any default in the payment of any recourse indebtedness greater than or equal to $50,000 of the Operating Partnership will constitute an event of default under the Notes and the senior secured credit facility. Additionally, the senior secured credit facility contains a provision that any default on a payment of non-recourse indebtedness in excess of $150,000 is also a default of the senior secured credit facility.

At March 31, 2020, the Company was not in compliance with a covenant under the secured credit facility, which provides that the Company will not have more than $100,000 of cash on hand that constitutes borrowings on the secured line of credit. The Company has also determined that it is probable that it will fail to meet the minimum debt yield covenant under the senior secured credit facility in the third quarter of 2020, the fourth quarter of 2020 and the first quarter of 2021. The minimum debt yield covenant provides that the ratio of the adjusted net operating income, as defined in the senior secured credit facility agreement, of the properties that secure the senior secured credit facility to the total outstanding balance on the senior secured credit facility must be greater than 10.0%. Violation of each covenant provides the lenders with the option to accelerate the maturity of the secured credit facility.

See Liquidity and Going Concern Considerations in Note 1 – Organization and Basis of Presentation and Note 15 – Subsequent Events for additional information.

Mortgages on Operating Properties

2020 Loan Repayments

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
February	Parkway Place	6.50%	July 2020	$33,186
February	Valley View Mall	6.50%	July 2020	51,360
				$84,546

(1)	The Company retired the loans with borrowings from its secured line of credit.

Scheduled Principal Payments

As of March 31, 2020, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, including construction loans and the secured line of credit, are as follows:

2020 (1)	$118,560
2021	557,328
2022	465,455
2023	1,491,825
2024	341,398
2025	36,105
Thereafter	711,636
3,722,307
Net unamortized discounts and premium	(9,330)
Unamortized deferred financing costs	(15,232)
Principal balance of loan secured by Lender Malls in default (2)	91,947
Total mortgage and other indebtedness, net	$3,789,692

(1)	Reflects payments for the fiscal period April 1, 2020 through December 31, 2020.
(2)

Represents the aggregate principal balance as of March 31, 2020 of two non-recourse loans, secured by Greenbrier Mall and Hickory Point Mall, which were in default. The loans secured by Greenbrier Mall and Hickory Point Mall matured in December 2019.

Of the $118,560 of scheduled principal payments in 2020, $64,233 relates to the maturing principal balance of one operating property loan.

The Company’s mortgage and other indebtedness had a weighted-average maturity of 3.5 years as of March 31, 2020 and 3.7 years as of December 31, 2019.

Note 9 – Mortgage and Other Notes Receivable

The Company’s mortgage note receivable is collateralized by an assignment of 100% of the partnership interests that own the real estate assets.  Other notes receivable include amounts due from tenants or government-sponsored districts and unsecured notes received from third parties as whole or partial consideration for property or investments.

Mortgage and other notes receivable consist of the following:

			As of March 31, 2020		As of December 31, 2019
	Maturity Date		Interest Rate	Balance	Interest Rate	Balance
Mortgages	Dec 2016	(1)	3.48%	$1,100	4.28% - 9.50%	$2,637
Other Notes Receivable	Sep 2021- Apr 2026		4.00% - 5.00%	1,828	4.00% - 5.00%	2,025
				$2,928		$4,662

(1)	Includes a $1,100 note with D'Iberville Promenade, LLC with a maturity date of December 2016, that is in default. This is secured by the joint venture partner’s interest in the joint venture.

Expected credit losses

As of March 31, 2020, the one mortgage note receivable is in default, but as noted above, the Company has a noncontrolling interest recorded related to the defaulting partner’s interest that serves as collateral on the note, and that amount is greater than the outstanding balance on the note. Based on this information, the Company did not record a credit loss for this class of receivables for the three months ended March 31, 2020.

During the three months ended March 31, 2020, the Company assessed each of its three note receivables factoring in credit quality indicators such as collection experience and future expectations of performance to determine whether a credit loss should be recorded. Based on this information, the Company wrote off the $1,230 note receivable associated with amounts due from a government sponsored district at The Shoppes at St. Clair. The Company did not record any other credit losses for this class of receivables for the three months ended March 31, 2020.

Note 10 – Segment Information

The Company measures performance and allocates resources according to property type, which is determined based on certain criteria such as type of tenants, capital requirements, economic risks, leasing terms, and short and long-term returns on capital. Rental income and tenant reimbursements from tenant leases provide the majority of revenues from all segments.

Information on the Company’s segments is presented as follows:

Three Months Ended March 31, 2020	Malls	All Other (1)		Total
Revenues (2)	$153,351		$14,223		$167,574
Property operating expenses (3)	(52,098)		(3,267)		(55,365)
Interest expense	(18,147)		(28,845)		(46,992)
Other expense	—		(158)		(158)
Gain (loss) on sales of real estate assets	(25)		165		140
Segment profit (loss)	$83,081	$	(17,882)		65,199
Depreciation and amortization					(55,902)
General and administrative expense					(17,836)
Interest and other income					2,397
Loss on impairment					(133,644)
Income tax provision					(526)
Equity in earnings of unconsolidated affiliates					1,018
Net loss				$	(139,294)
Capital expenditures (4)	$18,056		$2,276		$20,332

Three Months Ended March 31, 2019	Malls	All Other (1)		Total
Revenues (2)	$183,864		$14,166		$198,030
Property operating expenses (3)	(57,181)		(4,494)		(61,675)
Interest expense	(23,190)		(30,808)		(53,998)
Gain on sales of real estate assets	—		228		228
Segment profit (loss)	$103,493	$	(20,908)		82,585
Depreciation and amortization					(69,792)
General and administrative expense					(22,007)
Litigation settlement					(88,150)
Interest and other income					489
Gain on extinguishment of debt					71,722
Loss on impairment					(24,825)
Income tax provision					(139)
Equity in earnings of unconsolidated affiliates					3,308
Net loss				$	(46,809)
Capital expenditures (4)	$28,024		$115		$28,139

Total Assets	Malls	All Other (1)	Total
March 31, 2020	$3,998,280	$723,035	$4,721,315

December 31, 2019	$4,180,515	$441,831	$4,622,346

(1)	The All Other category includes associated centers, community centers, mortgage and other notes receivable, office buildings, self-storage facilities, corporate-level debt and the Management Company.
(2)	Management, development and leasing fees are included in the All Other category. See Note 3 for information on the Company's revenues disaggregated by revenue source for each of the above segments.
(3)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.
(4)	Includes additions to and acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

Note 11 – Earnings per Share and Earnings per Unit

Earnings per Share of the Company

Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potential dilutive common shares outstanding. The limited partners’ rights to convert their noncontrolling interests in the Operating Partnership into shares of common stock are not dilutive. There were no potential dilutive common shares and there were no anti-dilutive shares for the three month periods ended March 31, 2020 and 2019.

Earnings per Unit of the Operating Partnership

Basic earnings per unit (“EPU”) is computed using the two-class method. The two-class method is required when either (i) participating securities or (ii) multiple classes of common stock exists. The Operating Partnership’s special common units, and common units issued upon the conversion or redemption of special common units, meet the definition of participating securities as these units have the contractual right and obligation to share in the Operating Partnership’s net income (loss) and distributions. Under this approach net income (loss) attributable to common unitholders is reduced by the amount of distributions made (declared) to all common unitholders and by the amount of distributions that are required to be made (declared and undeclared) to special common unitholders. Distributed and undistributed earnings is subsequently divided by the weighted-average number of common and special common units outstanding for the period to compute basic EPU for each unit. Undistributed losses are allocated 100 percent to common units, other than common units issued upon the conversion or redemption of special common units. The special common units, and common units issued upon the conversion or redemption of special common units, only participate in undistributed losses in the event of a liquidation. Diluted EPU is computed by considering either the two-class method or the if-converted method, whichever results in more dilution. The if-converted method assumes the issuance of common units for all potential dilutive special common units outstanding. Due to the loss position (negative earnings) of the Operating Partnership for the three month periods ended March 31, 2020 and 2019 all special common units, and common units issued upon the conversion or redemption of special common units, are antidilutive. The calculation of diluted EPU through the if-converted method would reduce the loss per share (as a result of an increase number of shares in the denominator) for the common units. Therefore in a loss position diluted EPU is equal to basic EPU. There were no potential dilutive common units and there were no anti-dilutive units other than the special common units, and common units issued upon the conversion or redemption of special common units, outstanding for the three month periods ended March 31, 2020 and 2019.

The following table presents basic and diluted EPU for common and special common units for the three month periods ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(In thousands, except per unit data)		2020		2019
Net Loss Attributable to Common Unitholders	$	(150,310)	$	(57,957)
Distributions to Common Unitholders - Declared Only		—		(14,594)
Distributions to Special Common Unitholders - Declared and Undeclared
Common units issued on conversion of SCUs		—		(178)
S-SCUs		(1,143)		(1,143)
L-SCUs		(433)		(433)
K-SCUs		(844)		(844)
Total Undistributed Losses Available to Common and Special Common Unitholders	$	(152,730)	$	(75,149)

Distributed Earnings:
Common units issued on conversion of SCUs		—		$178
S-SCUs		1,143		1,143
L-SCUs		433		433
K-SCUs		844		844
Common Units		—		14,594

Undistributed Losses:
Common units issued on conversion of SCUs		$—		$—
S-SCUs		—		—
L-SCUs		—		—

K-SCUs		—		—
Common Units		(152,730)		(75,149)

Weighted Average:
Common units issued on conversion of SCUs		2,300		2,373
S-SCUs		1,561		1,561
L-SCUs		572		572
K-SCUs		1,137		1,137
Common Units		195,688		194,368

Basic EPS:
Common units issued on conversion of SCUs		$—		$0.08
S-SCUs		0.73		0.73
L-SCUs		0.76		0.76
K-SCUs		0.74		0.74
Common Units		(0.78)		(0.31)

Total Basic EPS	$	(0.75)	$	(0.29)

Diluted EPS:
Common units issued on conversion of SCUs		$—		$0.08
S-SCUs		0.73		0.73
L-SCUs		0.76		0.76
K-SCUs		0.74		0.74
Common Units		(0.78)		(0.31)

Total Diluted EPS	$	(0.75)	$	(0.29)

For additional information regarding the participation rights and minimum distributions relating to the common and special common units, see Note 9. Shareholders’ Equity and Partners’ Capital and Note 10. Redeemable Interests and Noncontrolling Interests of the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2019.

Note 12 – Contingencies

Litigation

In April 2019, the Company entered into a settlement agreement and release with respect to the class action lawsuit filed on March 16, 2016 in the United States District Court for the Middle District of Florida by Wave Lengths Hair Salons of Florida, Inc. d/b/a Salon Adrian. The settlement agreement stated that the Company had to set aside a common fund with a monetary and non-monetary value of $90,000 to be disbursed to class members in accordance with an agreed-upon formula that is based upon aggregate damages of $60,000. The Court granted final approval to the proposed settlement on August 22, 2019. Class members are comprised of past and current tenants at certain of the Company's shopping centers that it owns or formerly owned during the class period, which extended from January 1, 2011 through the date of preliminary court approval. Class members who are past tenants and made a claim pursuant to the Court's order will receive payment of their claims in cash. Class members who are current tenants will receive monthly credits against rents and future charges, beginning no earlier than January 1, 2020 and continuing for the following five years. Any amounts under the settlement allocated to tenants with outstanding amounts payable to the Company, including tenants which have declared bankruptcy or declare bankruptcy over the relevant period, will first be deducted from the amounts owed to the Company. All attorney’s fees and associated costs to be paid to class counsel (up to a maximum of $28,000), any incentive award to the class representative (up to a maximum of $50), and class administration costs (which are expected to not exceed $100), have or will be funded by the common fund, which has been approved by the Court. Under the terms of the settlement agreement, the Company did not pay any dividends to holders of its common shares payable in the third and fourth quarters of 2019. The settlement agreement does not restrict the Company's ability to declare dividends payable in 2020 or in subsequent years. The Company recorded an accrued liability and corresponding litigation settlement expense of $88,150 in the three months ended March 31, 2019 related to the settlement agreement. The Company reduced the accrued liability by $26,396, a majority of which was related to past tenants that did not submit a claim pursuant to the terms of the settlement agreement with the remainder relating to tenants that either opted out of the lawsuit or waived their rights to their respective settlement amounts. The Company also reduced the accrued liability by $23,050 related to attorney and administrative fees that were paid pursuant to the settlement agreement. The Company also received document requests in the third quarter of 2019, in the form of subpoenas, from the Securities and Exchange Commission and the Department of Justice regarding the Wave

Lengths Hair Salons of Florida, Inc. litigation and other related matters. The Company is continuing to cooperate in these matters.

Securities Litigation

The Company and certain of its officers and directors were named as defendants in three putative securities class action lawsuits (collectively, the “Securities Class Action Litigation”), each filed in the United States District Court for the Eastern District of Tennessee, on behalf of all persons who purchased or otherwise acquired the Company’s securities during a specified period of time. Those cases were consolidated on July 17, 2019, under the caption In re CBL & Associates Properties, Inc. Securities Litigation , 1:19-cv-00149-JRG-CHS.

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

Certain of the Company’s current and former directors and officers have been named as defendants in nine shareholder derivative lawsuits (collectively, the “Derivative Litigation”). On June 4, 2019, a shareholder filed a putative derivative complaint captioned Robert Garfield v. Stephen D. Lebovitz et al. , 1:19-cv-01038-LPS, in the United States District Court for the District of Delaware (the “ Garfield Derivative Action”), purportedly on behalf of the Company against certain of its officers and directors. On June 24, 2019, September 5, 2019 and September 25, 2019, respectively, other shareholders filed three additional putative derivative complaints, each in the United States District Court for the District of Delaware, captioned as follows: Robert Cohen v. Stephen D. Lebovitz et al. , 1:19-cv-01185-LPS (the “ Cohen Derivative Action”); Travis Lore v. Stephen D. Lebovitz et al. , 1:19-cv-01665-LPS (the “ Lore Derivative Action”), and City of Gainesville Cons. Police Officers’ and Firefighters Retirement Plan v. Stephen D. Lebovitz et al. , 1:19-cv-01800 (the “ Gainesville Derivative Action”), each asserting substantially similar claims purportedly on behalf of the Company against similar defendants. The Court consolidated the Garfield Derivative Action and the Cohen Derivative Action on July 17, 2019, under the caption In re CBL & Associates Properties, Inc. Derivative Litigation , 1:19-cv-01038-LPS (the " Consolidated Derivative Action"). On July 25, 2019, the Court stayed proceedings in the Consolidated Derivative Action pending resolution of an eventual motion to dismiss in the Securities Class Action Litigation. On October 14, 2019, the parties to the Gainesville Derivative Action and the Lore Derivative Action filed a joint stipulation and proposed order confirming that each of those cases is subject to the consolidation order previously entered by the Court in the Consolidated Derivative Action and that further proceedings in those cases are stayed pending resolution of an eventual motion to dismiss in the Securities Class Action Litigation. On July 22, 2019, a shareholder filed a putative derivative complaint captioned Shebitz v. Lebovitz et al. , 1:19-cv-00213, in the United States District Court for the Eastern District of Tennessee (the “ Shebitz Derivative Action”); on January 10, 2020, a shareholder filed a putative derivative complaint captioned Chatman v. Lebovitz, et al., 2020-0011-JTL, in the Delaware Chancery Court (the “Chatman Derivative Action”); on February 12, 2020, a shareholder filed a putative derivative complaint captioned Kurup v. Lebovitz, et al., 2020-0070-JTL, in the Delaware Chancery Court (the “ Kurup Derivative Action”); on February 26, 2020, a shareholder filed a putative derivative complaint captioned Kemmer v. Lebovitz, et al., 1:20-cv-00052, in the United States District Court for the Eastern District of Tennessee (the “ Kemmer Derivative Action”); and on April 14, 2020, a shareholder filed a putative derivative complaint captioned Hebig v. Lebovitz, et al., 1:19-cv-00149-JRG-CHS, in the United States District Court for the Eastern District of Tennessee (the “ Hebig Derivative Action”), each asserting substantially similar claims purportedly on behalf of the Company against similar defendants. On October 7, 2019, the Court stayed the Shebitz Derivative Action, pending resolution of an eventual motion to dismiss in the related Securities Class Action Litigation; the Company expects the Chatman, Kurup, Kemmer, and Hebig Derivative Actions to be stayed as well.

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

The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020							Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership		Maximum Guaranteed Amount	Debt Maturity Date (1)		March 31, 2020	December 31, 2019
West Melbourne I, LLC - Phase I	50%	$39,612	50%		$19,806	Feb-2021	(2)	$198	$199
West Melbourne I, LLC - Phase II	50%	15,557	50%		7,779	Feb-2021	(2)	78	78
Port Orange I, LLC	50%	53,792	50%		26,896	Feb-2021	(2)	269	270
Ambassador Infrastructure, LLC	65%	9,360	100%		9,360	Aug-2020		101	101
Shoppes at Eagle Point, LLC	50%	35,189	35%	(3)	12,740	Oct-2020	(4)	127	127
EastGate Storage, LLC	50%	6,377	50%	(5)	3,250	Dec-2022		33	33
Self Storage at Mid Rivers, LLC	50%	5,803	50%	(6)	2,994	Apr-2023		30	30
Parkdale Self Storage, LLC	50%	4,878	100%	(7)	6,500	Jul-2024		65	65
Hamilton Place Self Storage, LLC	54%	2,485	100%	(8)	7,002	Sep-2024		70	70
Atlanta Outlet JV, LLC	50%	4,680	100%	(9)	4,680	Nov-2023		—	—
Louisville Outlet Shoppes, LLC	50%	9,182	100%	(10)	9,182	Jul-2020		—	—
Total guaranty liability								$971	$973

(1)	Excludes any extension options.
(2)	These loans have two one-year extension options at the joint venture’s election.
(3)	The guaranty is for a fixed amount of $12,740 throughout the term of the loan, including any extensions.
(4)	The loan has one two-year extension option, at the joint venture's election, for an outside maturity date of October 2022.
(5)	The guaranty was reduced to 50% once construction was completed during the second quarter of 2019. The guaranty may be further reduced to 25% once certain debt and operational metrics are met.
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

(8)

Hamilton Place Self Storage, LLC, a 54/46 joint venture, closed on a construction loan with a total borrowing capacity of up to $7,002 for the development of a climate controlled self-storage facility adjacent to Hamilton Place in Chattanooga, TN. The Operating Partnership has guaranteed 100% of the construction loan, but it has a back-up guaranty with its joint venture partner for 50% of the construction loan.

(9)	In December 2019, the Company deconsolidated this entity.
(10)	In November 2019, the Company deconsolidated this entity.

The Company has guaranteed the lease performance of York Town Center, LP ("YTC"), an unconsolidated affiliate in which the Company owns a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The maximum guaranteed obligation was $11,600 as of March 31, 2020.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not include an obligation for this guaranty because it determined that the fair value of the guaranty was not material as of March 31, 2020 and December 31, 2019.

Expected credit losses

During the three months ended March 31, 2020, the Company evaluated each guarantee individually by looking at the debt service ratio, cash flow forecasts and the performance of each loan. The result of the analysis was that each loan is current and performing, and if applicable, none of the loans that are guaranteed by the Company are in violation of their debt covenants, each operating property has positive cash flows that are sufficient to cover debt service and forecasted cash flows for each operating property do not indicate that there is more than a remote probability that the Company will be required to perform under each guaranty. Historically, the Company has not had to perform on any of its guarantees of unconsolidated affiliates’ debt. Based on current and future conditions, the Company does not expect to have to perform, and therefore did not record a credit loss for the three months ended March 31, 2020.

Performance Bonds

The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $6,384 and $13,660 at March 31, 2020 and December 31, 2019, respectively.

Note 13 – Share-Based Compensation

As of March 31, 2020, the Company has outstanding awards under the CBL & Associates Properties, Inc. 2012 Stock Incentive Plan ("the 2012 Plan"), which was approved by the Company's shareholders in May 2012. The 2012 Plan permits the Company to issue stock options and common stock to selected officers, employees and non-employee directors of the Company up to a total of 10,400,000 shares. As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expense associated with the Company's share-based compensation plan.

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

Share-based compensation expense related to the restricted stock awards was $1,144 and $1,713 for the three months ended March 31, 2020 and 2019, respectively. Share-based compensation cost capitalized as part of real estate assets was $7 and $14 for the three months ended March 31, 2020 and 2019, respectively.

A summary of the status of the Company’s nonvested restricted stock awards as of March 31, 2020, and changes during the three months ended March 31, 2020, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2020	971,846	$5.16
Granted	1,628,397	$0.86
Vested	(1,051,783)	$2.86
Forfeited	(4,852)	$5.81
Nonvested at March 31, 2020	1,543,608	$2.19

As of March 31, 2020, there was $3,165 of total unrecognized compensation cost related to nonvested stock awards granted under the plans, which is expected to be recognized over a weighted-average period of 2.6 years.

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

Beginning with the 2018 PSUs, two-thirds of the quantitative portion of the award over the performance period is based on the achievement of TSR relative to the NAREIT Retail Index while the remaining one -third is based on the achievement of absolute TSR metrics for the Company. Beginning with the 2018 PSU grant, to maintain compliance with a 200,000 share annual equity grant limit (the “Section 162(m) Grant Limit”) that was included in the 2012 Plan to satisfy the “qualified performance-based compensation” exception to the deduction limits for certain executive compensation under Section 162(m) of the Code, to the extent that a grant of PSUs could result in the issuance of a number of shares of common stock at the conclusion of the performance period that, when coupled with the number of shares of time-vesting restricted stock granted in the same year the PSUs were granted, would exceed such limit, any such excess will be converted to a cash bonus award with a value equivalent to the number of shares of common stock constituting such excess times the average of the high and low trading prices reported for CBL's common stock on the date such shares would otherwise have been issuable.

In conjunction with the February 2020 approval of the 2020 LTIP grants for the named executive officers, the 2012 Stock Incentive Plan was amended to remove the Section 162(m) Grant Limit, which no longer served its original purpose because the “qualified performance-based compensation” exception to the Section 162(m) deduction limits was repealed by the 2017 tax reform legislation. However, NYSE rules also include an annual equity grant limit which effectively limits the number of shares that can be subject to stock awards to any individual named executive officer, without additional shareholder approval, to one percent ( 1%) of the total number of outstanding shares of the Company’s Common Stock (the “NYSE Annual Grant Limit”).  To maintain NYSE compliance following elimination of the Section 162(m) Grant Limit, the Company’s Compensation Committee revised PSU awards under the LTIP, beginning in 2020, to provide that if a grant of PSUs could result in the issuance of a number of shares to a named executive officer at the conclusion of the 3-year performance period that would exceed the NYSE Annual Grant Limit, when coupled with the number of shares subject to other stock awards (e.g., the time-vesting restricted stock component of the LTIP) issued in the same year that such PSUs were issued, any such excess will instead be converted to a cash bonus award, while remaining subject to vesting conditions as described below.

Any such portion of the value of the 2018 PSUs, the 2019 PSUs or the 2020 PSUs earned payable as a cash bonus will be subject to the same vesting provisions as the issuance of common stock pursuant to the PSUs. In addition, to the extent any cash is to be paid, the cash will be paid first relative to the vesting schedule, ahead of the issuance of shares of common stock with respect to the balance of PSUs earned.

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

Performance Stock Units

A summary of the status of the Company’s PSU activity as of March 31, 2020, and changes during the three months ended March 31, 2020, is presented below:

	PSUs	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2020	1,766,580	$2.96
2020 PSUs granted (1)	3,408,083	$0.84
Outstanding at March 31, 2020 (2)	5,174,663	$1.56

(1)	Includes 211,375 shares classified as a liability due to the potential cash component described above.
(2)	None of the PSUs outstanding at March 31, 2020 were vested.

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

The fair value of the potential cash component related to the 2020 PSUs is measured at each reporting period, using the same methodology as was used at the initial grant date, and classified as a liability on the condensed consolidated balance sheet as of March 31, 2020 with an adjustment to compensation expense. If the performance criterion is not satisfied at the end of the performance period for the 2020 PSUs, previously recognized compensation expense related to the liability-classified awards would be reversed as there would be no value at the settlement date.

Share-based compensation expense related to the PSUs was $478 and $426 for the three months ended March 31, 2020 and 2019, respectively. Unrecognized compensation costs related to the PSUs was $4,678 as of March 31, 2020, which is expected to be recognized over a weighted-average period of 4.1 years.

The following table summarizes the assumptions used in the Monte Carlo simulation pricing model related to the PSUs:

	2020 PSUs	2019 PSUs	2018 PSUs
Grant date	February 10, 2020	February 11, 2019	February 12, 2018
Fair value per share on valuation date (1)	$0.84	$4.74	$4.76
Risk-free interest rate (2)	1.39%	2.54%	2.36%
Expected share price volatility (3)	57.98%	60.99%	42.02%
(1)

The value of the PSU awards is estimated on the date of grant using a Monte Carlo simulation model. The valuation consists of computing the fair value using CBL's simulated stock price as well as TSR over a three-year performance period. The award is modeled as a contingent claim in that the expected return on the underlying shares is risk-free and the rate of discounting the payoff of the award is also risk-free. The weighted-average fair value per share related to the 2020 PSUs classified as equity consists of 2,131,245 shares at a fair value of $0.88 (which relate to relative TSR) and 1,065,463 shares at fair value of $0.75 per share (which relate to absolute TSR). The weighted-average fair value per share related to the 2019 PSUs classified as equity consists of 357,800 shares at a fair value of $2.45 per share (which relate to relative TSR) and 178,875 shares at a fair value of $2.29 per share (which relate to absolute TSR).

(2)	The risk-free interest rate was based on the yield curve on zero-coupon U.S. Treasury securities in effect as of the valuation date, which is the respective grant date listed above.
(3)

The computation of expected volatility was based on a blend of the historical volatility of CBL's shares of common stock based on annualized daily total continuous returns over a five-year period for the 2020 PSUs and a three-year period for the 2019 and 2018 PSUs and implied volatility data based on the trailing month average of daily implied volatilities implied by stock call option contracts that were both closest to the terms shown and closest to the money.

Note 14 – Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities were as follows:

	Three Months Ended March 31,
	2020	2019
Accrued dividends and distributions payable	$—	$17,191
Additions to real estate assets accrued but not yet paid	19,478	19,757
Transfer of real estate assets in settlement of mortgage debt obligations:
Decrease in real estate assets	—	(60,059)
Decrease in mortgage and other indebtedness	—	124,111
Decrease in operating assets and liabilities	—	9,333
Decrease in intangible lease and other assets	—	(1,663)
Conversion of Operating Partnership units to common stock	21,051	—
Increase (decrease) in lease liabilities arising from right-of-use assets	(200)	4,024

Note 15 – Subsequent Events

Subsequent to March 31, 2020, the United States continues to be severely impacted by the COVID-19 pandemic and by the economic effects of government responses, such as “stay-at-home” orders and various restrictions on certain business activities, which have materially disrupted the economy. The Company has received rent relief requests from a majority of its tenants at its properties, most often in the form of rent deferral requests, as a result of COVID-19. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in the Company granting any form of rent or other relief, nor does it plan to forgo its contractual rights under its lease agreements in connection with any such requests. While the Company is not able to estimate the impact of the COVID-19 pandemic at this time, the pandemic could materially affect its future financial and operational results.

In May 2020, the lender notified the Company that the loan secured by EastGate Mall was in default because the April 2020 debt service payment was not made.

The Company elected to not make the $11,813 Interest Payment due and payable on June 1, 2020, with respect to the Operating Partnership’s 5.25% senior unsecured notes due 2023. Under the indenture governing the 2023 Notes, the Operating Partnership has a 30-day grace period to make the Interest Payment before the nonpayment is considered an event of default with respect to the 2023 Notes. Any event of default under the 2023 Notes for nonpayment of the Interest Payment would also be considered an event of default under the Operating Partnership’s senior secured credit facility, which could lead to an acceleration of amounts due under the facility. Further, if the trustee for the 2023 Notes should exercise its right to accelerate the maturity of the full balance owed on the 2023 Notes as a result of such an event of default, that would also constitute an event of default under the Operating Partnership’s 4.60% senior unsecured notes due 2024 and the Operating Partnership’s 5.95% senior notes due 2026, which could lead to the acceleration of all amounts due under those notes. The Company has elected to enter the 30-day grace period with respect to the Interest Payment in order to advance discussions with its lenders and explore alternative strategies. The Company was notified by the administrative agent of the senior secured credit facility that the failure to make the Interest Payment constitutes a default under the senior secured credit facility and that, if not cured within the applicable 30-day grace period, it will be an event of default under the senior secured credit facility. The Company could prevent an event of default if it paid the Interest Payment prior to the expiration of the 30-day grace period or if it reached an alternative arrangement with the holders of the 2023 Notes ..

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

Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained. It is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties. Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the potential adverse effect of the COVID-19 pandemic, and federal, state, and/or local regulatory guidelines to control it, on our financial condition, operating results and cash flows, our tenants and their customers, the real estate market in which we operate, the global economy and the financial markets. The extent to which the COVID-19 pandemic impacts us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the direct and indirect economic effects of the pandemic and containment measures, and potential changes in consumer behavior, among others. In addition to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2019, and in Part II, Item 1A of this report, such known risks and uncertainties, many of which may be influenced by the COVID-19 pandemic, include, without limitation:

•	general industry, economic and business conditions;
•	interest rate fluctuations;
•	costs and availability of capital, including debt, and capital requirements;
•	costs and availability of real estate;
•	inability to consummate acquisition opportunities and other risks associated with acquisitions;
•	competition from other companies and retail formats;
•	changes in retail demand and rental rates in our markets;
•	shifts in customer demands including the impact of online shopping;
•	tenant bankruptcies or store closings;
•	changes in vacancy rates at our properties;
•	changes in operating expenses;
•	changes in applicable laws, rules and regulations;
•	sales of real property;
•	uncertainty and economic impact of pandemics, epidemics or other public health emergencies or fear of such events, such as the recent COVID-19 pandemic;
•	cyber-attacks or acts of cyber-terrorism;

•	changes in , or withdraw al of, the credit ratings of the Operating Partnership's senior unsecured long-term indebtedness;
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

EXECUTIVE OVERVIEW

We are a self-managed, self-administered, fully integrated REIT that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air and mixed-use centers, outlet centers, associated centers, community centers, office and other properties. See Note 1 to the condensed consolidated financial statements for information on our property interests as of March 31, 2020. We have elected to be taxed as a REIT for federal income tax purposes.

On March 11, 2020, the World Health Organization classified COVID-19 as a pandemic. Due to the extraordinary governmental actions taken to contain COVID-19, we are unable to predict the full extent of the pandemic’s impact on our results of operations for the remainder of 2020. As a result, we previously withdrew our full-year 2020 same-center NOI and FFO per share, as adjusted, guidance and underlying assumptions and do not plan to reinstate full-year 2020 guidance until there is further clarity on the impact of the pandemic.

In response to local and state mandated closures, our entire portfolio, except for a few properties, closed. Beginning in late April, certain government agencies have begun allowing the re-opening of certain properties with specified health and safety restrictions or solely for curbside service. As of May 25, 2020, all but three of our malls had re-opened including twelve properties that were offering curbside or exterior only service. The safety and health of our customers, employees and tenants remains a top priority. With each re-opening, we instituted a comprehensive re-opening plan that includes strict procedures and guidelines for our employees, tenants and property visitors based on Centers for Disease Control and Prevention (“CDC”) and other health agency recommendations.

The majority of our tenants requested rent relief, either in the form of rent deferrals or abatements. We have placed a number of tenants in default for non-payment of rent. For the month of April, we received approximately 27% of billed cash rents. We estimate a collection rate for the month of May in the range of 25-30% based on preliminary cash receipts and conversations with retailers. We still anticipate a significant portion of April and May rents will be collected later in 2020 and into 2021 under agreed upon deferral plans and, to a lesser degree, certain rents may be abated. However, negotiations are ongoing, and it is premature to estimate a recovery rate at this time.

In addition, the negative impact of COVID-19 has resulted in certain retailers filing for bankruptcy. JCPenney recently filed for Chapter 11 bankruptcy protection and announced their plan to close approximately 30% of their owned and leased stores and pursue rent reductions for stores that would stay open. As of March 31, 2020, JCPenney had 47 stores in our portfolio comprising approximately $13.1 million in gross annual rent. Based on preliminary discussions with JCPenney, we anticipate up to eight owned or leased stores in our portfolio may close comprising $2.1 million of gross annual rent.  JCPenney has also requested significant rent abatement and reductions for their remaining stores. We are in early discussions with JCPenney and are unable to predict the outcome at this time.

We implemented a full financial COVID-19 response to improve liquidity and reduce costs. These significant actions included drawing $280 million on our secured line of credit, eliminating all non-essential expenditures, implementing a company-wide furlough and salary reduction program and delaying and suspending capital expenditures, including redevelopment investments . See the "Liquidity and Capital Resources" section for more information.

As discussed in “ Note 1 – Organization and Basis of Presentation ” to the condensed consolidated financial statements and in “ Liquidity and Capital Resources ” herein, we are in violation of a covenant under our secured credit facility and it is probable that we will fail to meet another covenant in the third quarter of 2020, the fourth quarter of 2020 and the first quarter of 2021. These factors raise substantial doubt about our ability to continue as a going concern within one year of the date that our condensed consolidated financial statements are issued.

We have engaged Weil, Gotshal & Manges LLP and Moelis & Company LLC (the “Advisors”) to assist us in exploring several alternatives to reduce overall leverage and interest expense and to extend the maturity of our debt including (i) the senior secured credit facility, which includes a revolving facility with a balance of $675 .9 million and term loan with a balance of $456 .3 million as of March 31, 2020, that matures in July 2023 and (ii) the Notes with balances of $450 .0 million , $300 .0 million , and $625 .0 million , as of March 31, 2020, that mature in December 2023, October 2024 and December 2026, respectively, as well as the cumulative unpaid dividends on our preferred stock and the special common units of limited partnership interest in the Operating Partnership. The Advisors recently commenced discussions with advisors to certain holders of the N otes and the credit committee of the senior secured credit facility . We may pursue a comprehensive solution that includes a potential exchange of debt with the holders of the Notes, addressing our preferred stock and the special common units of limited partnership interest in the Operating Partnership, amendments to the financial covenants under the senior secured credit facility and the Notes and other options that may result in the reorganization of the Company.

We elected to not make the $11.8 million Interest Payment due and payable on June 1, 2020, with respect to the 5.25% senior unsecured notes due 2023 (the “2023 Notes”). Under the indenture governing the 2023 Notes, we have a 30-day grace period to make the Interest Payment before the nonpayment is considered an event of default with respect to the 2023 Notes. Any event of default under the 2023 Notes for nonpayment of the Interest Payment would also be considered an event of default under the senior secured credit facility, which could lead to an acceleration of amounts due under the facility. Further, if the trustee for the 2023 Notes should exercise its right to accelerate the maturity of the full balance owed on the 2023 Notes as a result of such an event of default, that would also constitute an event of default under the 4.60% senior unsecured notes due 2024 and the 5.95% senior notes due 2026, which could lead to the acceleration of all amounts due under those notes.  We have elected to enter the 30-day grace period with respect to the Interest Payment in order to advance discussions with the lenders and explore alternative strategies.

Given the impact of the COVID-19 pandemic on the retail and broader markets, the ongoing weakness of the credit markets and significant uncertainties associated with each of these matters, we believe that there is substantial doubt that we will continue to operate as a going concern within one year after the date our condensed consolidated financial statements for the three months ended March 31, 2020 are issued. See “ Note 1 – Organization and Basis of Presentation ” to the condensed consolidated financial statements for additional information.

We had a net loss for the three months ended March 31, 2020 of $139.3 million compared to a net loss for the three months ended March 31, 2019 of $46.8 million. We recorded a net loss attributable to common shareholders for the three months ended March 31,2020 of $133.9 million compared to a net loss for the three months ended March 31, 2019 of $50.2 million. Significant items that affected the comparability between the periods include litigation settlement expense of $88.2 million and gain on extinguishment of debt of $71.7 million in the three months ended March 31, 2019 and loss on impairment that is $108.8 million higher in the three months ended March 31, 2020 as compared to the prior year period. Additionally, the operating results of our Properties declined further during the three months ended March 31, 2020 due to the ongoing challenges in the retail environment that resulted in store closures and rental reductions for tenants with high occupancy costs, including tenants that declared bankruptcy in 2019 and 2020. Also, the majority of our portfolio closed during March due to government mandates related to the impact of COVID-19.

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

RESULTS OF OPERATIONS

Properties that were in operation for the entire year during 2019 and the three months ended March 31, 2020 are referred to as the “Comparable Properties.”  Since January 1, 2019, we have opened one self-storage facility, deconsolidated three outlet centers and disposed of ten properties:

Properties Opened

Property	Location	Date Opened
Mid Rivers Mall – CubeSmart Self-storage (1)	St. Peters, MO	January 2019
(1)

This property is owned by a 50/50 joint venture that is accounted for using the equity method of accounting and is included in equity in earnings of unconsolidated affiliates in the accompanying condensed consolidated statements of operations.

Deconsolidations

Property	Location	Date of Deconsolidation
The Outlet Shoppes at Atlanta (1)	Woodstock, GA	December 2019
The Outlet Shoppes at El Paso (1)	El Paso, TX	August 2019
The Outlet Shoppes of the Bluegrass (1)	Simpsonville, KY	November 2019
(1)

This property is owned by a joint venture that is accounted for using the equity method of accounting and is included in equity in earnings of unconsolidated affiliates in the accompanying condensed consolidated statements of operations.

Dispositions

Property	Location	Sales Date
850 Greenbrier Circle	Chesapeake, VA	July 2019
Acadiana Mall	Lafayette, LA	January 2019
Barnes & Noble parcel	High Point, NC	July 2019
Cary Towne Center	Cary, NC	January 2019
Courtyard by Marriott at Pearland Town Center	Pearland, TX	June 2019
Dick’s Sporting Goods at Hanes Mall	Winston-Salem, NC	September 2019
The Forum at Grandview	Madison, MS	July 2019
Honey Creek Mall	Terre Haute, IN	April 2019
Kroger at Foothills Plaza	Maryville, TN	July 2019
The Shoppes at Hickory Point	Forsyth, IL	April 2019

Non-core properties are defined as Excluded Malls - see definition that follows under " Operational Review. "

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

Revenues

	Total for the Three Months Ended March 31,			Comparable Properties
	2020	2019	Change	Core	Non-core	Deconsolidation	Dispositions	Total Change
Rental revenues	$161,173	$190,980	$(29,807)	$(11,288)	$(2,581)	$(10,497)	$(5,441)	$(29,807)
Management, development and leasing fees	2,092	2,523	(431)	(431)	—	—	—	(431)
Other	4,309	4,527	(218)	8	136	(216)	(146)	(218)
Total revenues	$167,574	$198,030	$(30,456)	$(11,711)	$(2,445)	$(10,713)	$(5,587)	$(30,456)

Rental revenues from the Comparable Properties declined due to store closures, rent concessions for tenants with high occupancy cost levels and tenants that closed in 2019 due to bankruptcy.

Operating Expenses

	Total for the Three Months Ended March 31,			Comparable Properties
	2020	2019	Change	Core	Non-core	Deconsolidation	Dispositions	Total Change
Property operating	$(25,709)	$(28,980)	$3,271	$(661)	$77	$2,423	$1,432	$3,271
Real estate taxes	(18,448)	(19,919)	1,471	(59)	173	931	426	1,471
Maintenance and repairs	(11,208)	(12,776)	1,568	617	136	241	574	1,568
Property operating expenses	(55,365)	(61,675)	6,310	(103)	386	3,595	2,432	6,310
Depreciation and amortization	(55,902)	(69,792)	13,890	4,691	4,441	3,454	1,304	13,890
General and administrative	(17,836)	(22,007)	4,171	4,171	—	—	—	4,171
Loss on impairment	(133,644)	(24,825)	(108,819)	(107,082)	(3,792)	—	2,055	(108,819)
Litigation settlement	—	(88,150)	88,150	88,150	—	—	—	88,150
Other	(158)	—	(158)	(158)	—	—	—	(158)
Total operating expenses	$(262,905)	$(266,449)	$3,544	$(10,331)	$1,035	$7,049	$5,791	$3,544

Property operating expenses at the Comparable Properties increased primarily due to maintenance and repairs related to events covered by insurance. Real estate tax expense declined as a number of the Comparable Properties experienced reductions in real estate taxes in their respective markets due to favorable revisions to property assessments. Maintenance and repairs expenses at the Comparable Properties decreased primarily due to lower snow removal costs.

The $9.1 million decrease in depreciation and amortization expense related to the Comparable Properties primarily relates to a decrease in write-offs of tenant improvements and intangible lease assets related to store closings in the prior year period, as well as a lower basis in depreciable assets resulting from impairments recorded since the prior year period.

General and administrative expenses decreased primarily due to higher legal expenses in the prior year period related to the litigation settlement and the new secured credit facility, as well as reductions in salary and stock compensation expenses.

In the first quarter of 2020, we recognized $133.6 million of loss on impairment of real estate to write down the book value of two malls. In the first quarter of 2019, we recognized $24.8 million of loss on impairment of real estate to write down the book value of two malls. See Note 5 to the condensed consolidated financial statements for more information.

During the three months ended March 31, 2019, we recognized $88.2 million of litigation settlement expense related to the settlement of a class action lawsuit.

Other Income and Expenses

Interest and other income increased $1.9 million during the three months ended March 31, 2020 compared to the prior-year period primarily due to additional interest income received related to a mortgage note receivable that was retired in the current year.

Interest expense decreased $7.0 million for the three months ended March 31, 2020 compared to the prior-year period. The decrease was primarily due to a $5.7 million decrease in property-level interest expense from the deconsolidation of three encumbered properties since the prior period, as well as a decrease in interest expense on our secured term loan due to scheduled principal amortization and lower LIBOR in the current year.

During the three months ended March 31, 2019, we recorded $71.7 million of gain on extinguishment of debt related to two malls. We transferred Acadiana Mall to the lender in satisfaction of the non-recourse debt secured by the property. We sold Cary Towne Center and used the net proceeds from the sale to satisfy a portion of the non-recourse loan that secured the property. The remaining principal balance was forgiven.

Equity in earnings of unconsolidated affiliates decreased by $2.3 million during the three months ended March 31, 2020 compared to the prior-year period. The decrease was primarily due to an increase in the amortization of our inside/outside basis difference related to the three properties that were deconsolidated since the end of the prior year period.

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

We include a property in our same-center pool when we have owned all or a portion of the property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year and current year-to-date period. New properties are excluded from same-center NOI until they meet these criteria. Properties excluded from the same-center pool that would otherwise meet these criteria are properties which are being repositioned or properties where we are considering alternatives for repositioning, where we intend to renegotiate the terms of the debt secured by the related property or return the property to the lender and those in which we own a noncontrolling interest of 25% or less. Burnsville Center, EastGate Mall, Hickory Point Mall, Greenbrier Mall and Park Plaza were classified as Lender Malls at March 31, 2020.

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net loss for the three month periods ended March 31, 2020 and 2019 is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net loss	$(139,294)	$(46,809)
Adjustments: (1)
Depreciation and amortization	68,489	78,301
Interest expense	54,086	58,802
Abandoned projects expense	158	—
Gain on sales of real estate assets	(140)	(858)
Gain on extinguishment of debt	—	(71,722)
Loss on impairment	133,644	24,825
Litigation settlement	—	88,150
Income tax provision	526	139
Lease termination fees	(220)	(1,017)
Straight-line rent and above- and below-market rent	(1,795)	(1,045)
Net loss attributable to noncontrolling interests in other consolidated subsidiaries	207	75
General and administrative expenses	17,836	22,007
Management fees and non-property level revenues	(4,177)	(2,666)
Operating Partnership's share of property NOI	129,320	148,182
Non-comparable NOI	(5,665)	(12,720)
Total same-center NOI	$123,655	$135,462

(1)

Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.

Same-center NOI decreased 8.7% for the three months ended March 31, 2020 as compared to the prior-year period. The $11.8 million decrease for the three months ended March 31, 2020 compared to the same period in 2019 primarily consisted of a $1 2. 1  million decrease in revenues offset by a $ 0.3 million decline in operating expenses. Rental revenues declined $1 3. 6 million during the quarter primarily due to the impact of store closures and rent concessions for tenants with high occupancy cost levels, including tenants that declared bankruptcy in 2019 .

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

In response to local and state mandated closures due to the COVID-19 pandemic, our entire portfolio, except for a few properties, closed. Beginning in late April, certain government agencies have begun allowing the re-opening of certain properties with specified health and safety restrictions or solely for curbside service. As of May 25, 2020, all but three of our malls have re-opened including twelve properties that are offering curbside or exterior only service.

The majority of our tenants requested rent relief, either in the form of rent deferrals or abatements. We have placed a number of tenants in default for non-payment of rent. For the month of April, we received approximately 27% of billed cash rents. We estimate a collection rate for the month of May in the range of 25-30% based on preliminary cash receipts and conversations with retailers. We still anticipate a significant portion of April and May rents will be collected later in 2020 and into 2021 under agreed upon deferral plans and, to a lesser degree, certain rents may be abated. However, negotiations are ongoing, and it is premature to estimate a recovery rate at this time.

We classify our regional malls into three categories:

(1)	Stabilized Malls – Malls that have completed their initial lease-up and have been open for more than three complete calendar years.
(2)

Non-stabilized Malls - Malls that are in their initial lease-up phase. After three complete calendar years of operation, they are reclassified on January 1 of the fourth calendar year to the stabilized mall category. The Outlet Shoppes at Laredo was classified as a non-stabilized mall as of March 31, 2020 and 2019. The Outlet Shoppes at Laredo will be classified as a stabilized mall starting January 1, 2021.

(3)	Excluded Malls - We exclude malls from our core portfolio if they fall in one of the following categories, for which operational metrics are excluded:
a.

Lender Malls - Malls for which we are working or intend to work with the lender on a restructure of the terms of the loan secured by the property or convey the secured property to the lender. Burnsville Center, EastGate Mall, Hickory Point Mall, Greenbrier Mall and Park Plaza were classified as Lender Malls as of March 31, 2020, and Greenbrier Mall, Hickory Point Mall and Triangle Town Center were classified as Lender Malls as of March 31, 2019. Lender Malls are excluded from our same-center pool as decisions made while in discussions with the lender may lead to metrics that do not provide relevant information related to the condition of these properties.

b.

Repositioning Malls - Malls that are currently being repositioned or where we have determined that the current format of the mall no longer represents the best use of the mall and we are in the process of evaluating alternative strategies for the mall. This may include major redevelopment or an alternative retail or non-retail format, or after evaluating alternative strategies for the mall, we may determine that the mall no longer meets our criteria for long-term investment. The steps taken to reposition these malls, such as signing tenants to short-term leases, which are not included in occupancy percentages, or leasing to regional or local tenants, which typically do not report sales, may lead to metrics which do not provide relevant information related to the condition of these malls. Therefore, traditional performance measures, such as occupancy percentages and leasing metrics, exclude Repositioning Malls. There were no malls classified as Repositioning Malls as of March 31, 2020 and March 31, 2019.

We derive the majority of our total revenues from the mall properties. The sources of our total revenues by property type were as follows:

	Three Months Ended March 31,
	2020	2019
Malls	91.5%	92.8%
Other Properties	8.5%	7.2%

Mall Store Sales

Mall store sales include reporting mall tenants of 10,000 square feet or less for stabilized malls and exclude license agreements, which are retail contracts that are temporary or short-term in nature and generally last more than three months but less than twelve months. The following is a comparison of our same-center sales per square foot:

	Twelve Months Ended February 29, 2020	Twelve Months Ended February 28, 2019	% Change
Stabilized mall same-center sales per square foot	$392	$380	3%

Same-center sales per square foot for the twelve-months ended February 29, 2020, increased 3% to $392 per square foot compared with the prior-year period ended February 28, 2019. The majority of stores in our portfolio closed during the month of March 2020 as a result of the COVID-19 pandemic, which resulted in a decline in reported same-center sales per square foot for the month of 45% compared with the prior year month.

Occupancy

Our portfolio occupancy is summarized in the following table (1):

	As of March 31,
	2020	2019
Total portfolio	89.5%	91.3%
Malls:
Total Mall portfolio	87.8%	89.4%
Same-center Malls	87.8%	89.8%
Stabilized Malls	88.0%	89.7%
Non-stabilized Malls (2)	80.0%	76.4%
Other Properties:	94.7%	97.3%
Associated centers	93.2%	96.9%
Community centers	95.8%	97.6%

(1)

As noted above, excluded properties are not included in occupancy metrics. Occupancy for malls represents percentage of mall store gross leasable area occupied under 20,000 square feet. Occupancy for other properties represents percentage of gross leasable area occupied.

(2)	Represents occupancy for The Outlet Shoppes at Laredo as of March 31, 2020 and 2019.

Leasing

The following is a summary of the total square feet of leases signed in the three-month period ended March 31, 2020:

	Three Months Ended March 31,
	2020	2019
Operating portfolio:
New leases	278,366	271,813
Renewal leases	632,760	692,127
Development portfolio:
New leases	7,929	149,737
Total leased	919,055	1,113,677

Average annual base rents per square foot are based on contractual rents in effect as of March 31, 2020 and 2019, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type:

	March 31,
	2020	2019
Malls (1):
Same-center Stabilized Malls	$31.82	$32.52
Stabilized Malls	31.91	32.45
Non-stabilized Malls (2)	24.89	25.21
Other Properties (3):	15.74	15.34
Associated centers	14.26	13.80
Community centers	17.02	16.82
Office buildings	19.13	17.32

(1)	Excluded properties are not included.
(2)	Represents average annual base rents for The Outlet Shoppes at Laredo as of March 31, 2020 and 2019.
(3)	Average base rents for associated centers, community centers and office buildings include all leased space, regardless of size.

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the three month period ended March 31, 2020 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (1)	% Change Average
All Property Types (2)	460,524	$27.98	$25.54	(8.7)%	$25.90	(7.4)%
Stabilized Malls	444,724	27.75	25.36	(8.6)%	25.71	(7.4)%
New leases	49,204	22.47	28.17	25.4%	29.55	31.5%
Renewal leases	395,520	28.41	25.01	(12.0)%	25.23	(11.2)%
(1)	Average gross rent does not incorporate allowable future increases for recoverable common area expenses.
(2)	Includes stabilized malls, associated centers, community centers and office buildings.

New and renewal leasing activity of comparable small shop space of less than 10,000 square feet based on the lease commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2020:
New	65	228,800	7.53	$29.03	$30.57	$24.34	$4.69	19.3%	$6.23	25.6%
Renewal	290	937,250	2.69	27.91	28.15	32.07	(4.16)	(13.0)%	(3.92)	(12.2)%
Commencement 2020 Total	355	1,166,050	3.57	28.13	28.62	30.55	(2.42)	(7.9)%	(1.93)	(6.3)%

Commencement 2021:
New	1	794	7.42	211.58	215.38	211.58	—	—	3.80	1.8%
Renewal	38	124,456	3.34	38.30	38.93	37.63	0.67	1.8%	1.30	3.5%
Commencement 2021 Total	39	125,250	3.44	39.40	40.05	38.74	0.66	1.7%	1.31	3.4%

Total 2020/2021	394	1,291,300	3.56	$29.22	$29.73	$31.34	$(2.12)	(6.8)%	$(1.61)	(5.1)%

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2020, we had $675.9 million outstanding on our secured credit facility leaving $4.3 million of availability, after considering outstanding letters of credit of $4.8 million, as well as unrestricted cash and cash equivalents of $159.1 million. Our total pro rata share of debt at March 31, 2020 was $4.5 billion.

In February 2020, we utilized our secured credit facility to pay off two loans secured by Parkway Place and Valley View Mall totaling $84.5 million. Also, we closed on a new loan secured by The Outlet Shoppes at Atlanta – Phase II in the amount of $4.7 million, with an interest rate of LIBOR plus 2.5% and a maturity date of November 2023. Proceeds were used to retire the $4.4 million existing loan. In March 2020, we drew $280.0 million on our secured line of credit to increase liquidity and preserve financial flexibility in light of the uncertainty surrounding the impact of the COVID-19 pandemic. We purchased $154.2 million, including accrued interest, of U.S. Treasury securities with a portion of the borrowings on our secured line of credit.

In response to the COVID-19 pandemic, w e implemented comprehensive programs to halt all non-essential expenditures, to reduce operating and overhead expenses and to reduce, defer or suspend capital expenditures, including redevelopment investments. These programs include a temporary 50% reduction to the compensation of our Chairman of the Board, our CEO and our President as well as independent director fees, a temporary 20% reduction to the compensation of our other named executive officers, salary reductions to all staff, a broad-based furlough program and 2020 capital expenditure reductions or deferrals estimated in the range of $60.0 million to $80.0 million. While we have paused several major projects, we are pursuing capital lite solutions for backfilling our remaining available anchors, including joint venture partnerships, favorable lease structures and third-party arrangements – all of which benefit our portfolio while preserving capital. Additionally, we were able to achieve debt service payment deferrals for a portion of our secured loans. Securitized lenders in general have shown minimal flexibility in amending loan payments.

We have addressed nearly all of our major debt maturities for 2020 and are in discussions with existing lenders for certain 2021 secured loan maturities. We have no significant unsecured debt maturities until December 2023. We are being proactive to determine the best strategies for addressing these future maturities and significantly reducing leverage.

See the section below titled Senior Unsecured Notes for a discussion regarding the violation of a covenant under our secured credit facility and the projected probable violation of another covenant under our secured credit facility within the next twelve months.

We have engaged Weil, Gotshal & Manges LLP and Moelis & Company LLC (the “Advisors”) to assist us in exploring several alternatives to reduce overall leverage and interest expense and to extend the maturity of our debt including (i) the senior secured credit facility, which includes a revolving facility with a balance of $675.9 million and term loan with a balance of $456.3 million as of March 31, 2020, that matures in July 2023 and (ii) the Notes with balances of $450.0 million, $300.0 million, and $625.0 million, as of March 31, 2020, that mature in December 2023, October 2024 and December 2026, respectively, as well as the cumulative unpaid dividends on our preferred stock and the special common units of limited partnership interest in the Operating Partnership. The Advisors recently commenced discussions with advisors to certain holders of the Notes and the credit committee of the senior secured credit facility. We may pursue a comprehensive solution that includes a potential exchange of debt with the holders of the Notes, addressing our preferred stock and the special common units of limited partnership interest in the Operating Partnership, amendments to the financial covenants under the senior secured credit facility and the Notes and other options that may result in the reorganization of the Company.

We elected to not make the $11.8 million Interest Payment due and payable on June 1, 2020, with respect to the 5.25% senior unsecured notes due 2023 (the “2023 Notes”). Under the indenture governing the 2023 Notes, we have a 30-day grace period to make the Interest Payment before the nonpayment is considered an event of default with respect to the 2023 Notes. Any event of default under the 2023 Notes for nonpayment of the Interest Payment would also be considered an event of default under the senior secured credit facility, which could lead to an acceleration of amounts due under the facility. Further, if the trustee for the 2023 Notes should exercise its right to accelerate the maturity of the full balance owed on the 2023 Notes as a result of such an event of default, that would also constitute an event of default under the 4.60% senior unsecured notes due 2024 and the 5.95% senior notes due 2026, which could lead to the acceleration of all amounts due under those notes.  We have elected to enter the 30-day grace period with respect to the Interest Payment in order to advance discussions with the lenders and explore alternative strategies.

We derive the majority of our revenues from leases with retail tenants, which have historically been the primary source for funding short-term liquidity and capital needs such as operating expenses, debt service, tenant construction allowances, recurring capital expenditures, dividends and distributions. We believe that the combination of cash flows generated from our operations, combined with cash on hand and our investment in U.S. Treasury securities will, for the foreseeable future, provide adequate liquidity to meet our cash needs.  In addition to these factors, we have options available to us to generate additional liquidity, including but not limited to, joint venture investments and decreasing expenditures related to tenant construction allowances and other capital expenditures. We also generate revenues from sales of peripheral land at our properties and from sales of real estate assets when it is determined that we can realize an optimal value for the assets.

Cash Flows - Operating, Investing and Financing Activities

There was $185.1 million of cash, cash equivalents and restricted cash as of March 31, 2020, an increase of $126.0 million from December 31, 2019. Of this amount, $159.1 million was unrestricted cash and cash equivalents as of March 31, 2020. Also, at March 31, 2020, we had $153.2 million in U.S. Treasuries that are scheduled to mature between April 2021 and June 2021.

Our net cash flows are summarized as follows (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Net cash provided by operating activities	$38,728	$55,488	$(16,760)
Net cash provided by (used in) investing activities	(172,631)	13,737	(186,368)
Net cash provided by (used in) financing activities	259,971	(81,321)	341,292
Net cash flows	$126,068	$(12,096)	$138,164

Cash Provided by Operating Activities

Cash provided by operating activities decreased $16.8 million primarily due to a decline in rental revenues related to store closures and rent concessions for tenants with high occupancy cost levels, including tenants that closed in 2019 and 2020 due to bankruptcy, as well as a decline in rental revenues related to dispositions.

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities for 2020 was primarily related to the purchase of $153.2 million of U.S. Treasury securities using a portion of the $280.0 million that we drew on our secured line of credit. We also expended $22.8 million on additions to real estate assets, primarily related to redevelopment projects. Net cash provided by investing activities in the prior year period related to $35.3 million of proceeds from dispositions of properties, which was partially offset by $26.4 million of additions to real estate assets.

Cash Provided by (Used in) Financing Activities

The net cash inflow for 2020 is primarily due to the $280.0 million draw on our secured credit facility in order to increase liquidity and preserve financial flexibility in light of the uncertainty surrounding the impact of the COVID-19 pandemic. Additionally, there were no common or preferred stock dividends paid for the three months ended March 31, 2020, as compared to $12.9 million in dividends paid to holders of common stock and $11.2 million in dividends paid to holders of preferred stock for the three months ended March 31, 2019.

Debt

Debt of the Company

CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that it has a direct or indirect ownership interest in, is the borrower on all of our debt. CBL is a limited guarantor of the Notes, as described in Note 8 to the condensed consolidated financial statements, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. We also provide a similar limited guarantee of the Operating Partnership's obligations with respect to our secured credit facility as of March 31, 2020.

Debt of the Operating Partnership

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

March 31, 2020:	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating Properties (2)	$1,236,179	$(30,505)	$619,946	$1,825,620	4.80%
Recourse loans on operating Properties (3)	—	—	9,360	9,360	3.74%
Senior unsecured notes due 2023 (4)	448,016	—	—	448,016	5.25%
Senior unsecured notes due 2024 (5)	299,962	—	—	299,962	4.60%
Senior unsecured notes due 2026 (6)	617,692	—	—	617,692	5.95%
Total fixed-rate debt	2,601,849	(30,505)	629,306	3,200,650	5.06%
Variable-rate debt:
Recourse loans on operating Properties	41,500	—	68,936	110,436	4.02%
Construction loans	29,400	—	43,000	72,400	4.20%
Secured line of credit	675,925	—	—	675,925	3.83%
Secured term loan	456,250	—	—	456,250	3.83%
Total variable-rate debt	1,203,075	—	111,936	1,315,011	3.87%
Total fixed-rate and variable-rate debt	3,804,924	(30,505)	741,242	4,515,661	4.72%
Unamortized deferred financing costs	(15,232)	304	(2,774)	(17,702)
Total mortgage and other indebtedness, net	$3,789,692	$(30,201)	$738,468	$4,497,959

December 31, 2019:	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating Properties (2)	$1,330,561	$(30,658)	$623,193	$1,923,096	4.88%
Recourse loans on operating Properties (3)	—	—	10,050	10,050	3.74%
Senior unsecured notes due 2023 (4)	447,894	—	—	447,894	5.25%
Senior unsecured notes due 2024 (5)	299,960	—	—	299,960	4.60%
Senior unsecured notes due 2026 (6)	617,473	—	—	617,473	5.95%
Total fixed-rate debt	2,695,888	(30,658)	633,243	3,298,473	5.10%
Variable-rate debt:
Recourse loans on operating Properties	41,950	—	69,046	110,996	4.13%
Construction loans	29,400	—	35,362	64,762	4.45%
Secured line of credit	310,925	—	—	310,925	3.94%
Secured term loan	465,000	—	—	465,000	3.94%
Total variable-rate debt	847,275	—	104,408	951,683	4.00%
Total fixed-rate and variable-rate debt	3,543,163	(30,658)	737,651	4,250,156	4.86%
Unamortized deferred financing costs	(16,148)	318	(2,851)	(18,681)
Total mortgage and other indebtedness, net	$3,527,015	$(30,340)	$734,800	$4,231,475

(1)	Weighted-average interest rate includes the effect of debt premiums and discounts but excludes amortization of deferred financing costs.
(2)

An unconsolidated affiliate has an interest rate swap on a notional amount outstanding of $43,305 as of March 31, 2020 and $43,623 as of December 31, 2019 related to a variable-rate loan on Ambassador Town Center to effectively fix the interest rate on this loan to a fixed-rate of 3.22%.

(3)

The unconsolidated affiliate has an interest rate swap on a notional amount outstanding of $9,360 as of March 31, 2020 and $10,050 as of December 31, 2019 related to a variable-rate loan on Ambassador Town Center - Infrastructure Improvements to effectively fix the interest rate on this loan to a fixed-rate of 3.74%.

(4)	The balance is net of an unamortized discount of $1,984 and $2,106 as of March 31, 2020 and December 31, 2019, respectively.
(5)	The balance is net of an unamortized discount of $38 and $40 as of March 31, 2020 and December 31, 2019, respectively.
(6)	The balance is net of an unamortized discount of $7,308 and $7,527 as of March 31, 2020 and December 31, 2019, respectively.

The weighted-average remaining term of our total share of consolidated and unconsolidated debt was 3. 7  years and 3.9 years at March 31, 2020 and December 31, 201 9 , respectively. The weighted-average remaining term of our pro rata share of fixed-rate debt was 3. 9 and 4. 1 years at March 31, 2020 and December 31, 201 9 , respectively.

As of March 31, 2020 and December 31, 2019, our pro rata share of consolidated and unconsolidated variable-rate debt represented 29.2% and 22.5%, respectively, of our total pro rata share of debt.

See Note 7 to the condensed consolidated financial statements for information concerning activity related to unconsolidated affiliates.

Credit Ratings

The credit ratings of the Operating Partnership's unsecured long-term indebtedness were as follows as of March 31, 2020:

Rating Agency	Rating	Outlook
Fitch	CCC+ (1)	Negative
Moody's	B2	Negative
S&P	B	Negative

(1)    In May 2020, Fitch affirmed and withdrew its credit rating.

Senior Unsecured Notes

The following presents the Company's compliance with key covenant ratios, as defined, of the Notes and the senior secured credit facility as of March 31, 2020:

Debt Covenant Compliance Ratios (1)	Required	Actual
Total debt to total assets	< 60%	55%
Secured debt to total assets	< 40%	36%
Total unencumbered assets to unsecured debt	> 150%	198%
Consolidated income available for debt service to annual debt service charge	> 1.5x	2.7	x
Minimum debt yield on outstanding balance (2)	> 10%	12%
(1)	The debt covenant compliance ratios for the secured line of credit, the secured term loan and the senior unsecured notes are defined and computed on the same basis.

(2)    The minimum debt yield on outstanding balance debt covenant compliance ratio only applies to the secured credit facility.

At March 31, 2020, we were not in compliance with a covenant under the secured credit facility, which provides that we may not have more than $100.0 million of cash on hand that constitutes borrowings on our secured line of credit. In March 2020, we drew $280.0 million from the secured line of credit and anticipated immediately purchasing $180.0 million of U.S. Treasury securities, which would leave $100.0 million of cash on hand from such borrowings. However, due to market conditions, we were not able to purchase the U.S. Treasury securities immediately, which resulted in us violating this covenant. Violation of this covenant provides the lenders with the option to accelerate the maturity of the senior secured credit facility. The administrative agent of the secured credit facility notified us that we were in default and that the administrative agent and lenders reserve all rights and remedies under the secured credit facility. The lenders have not exercised their right to accelerate the maturity of the secured credit facility. In March 2020, we used $154.2 million to purchase U.S. Treasury securities and subsequent to March 31, 2020 utilized an additional $26.4 million to fund April debt service payments and operating expenses, which reduced the amount of cash on hand that constitutes borrowings on the secured line of credit to less than $100.0 million. However, this did not cure the default per the terms of the senior secured credit facility. We will pursue obtaining a waiver from the lenders. If we are not able to obtain a waiver directly, then we will seek to obtain a waiver as part of the alternatives we are exploring, as previously described above under Liquidity and Capital Resources ..

We considered the projected impact of COVID-19 on our cash flows and our analysis of future compliance with the financial covenants and determined that it is probable we will fail to meet the minimum debt yield covenant under the senior secured credit facility during the third quarter of 2020, the fourth quarter of 2020 and the first quarter of 2021. The minimum debt yield covenant provides that the ratio of the adjusted net operating income, as defined, of the borrowing base properties that secure the senior secured credit facility to the total outstanding balance on the senior secured credit facility must be greater than 10.0%. Violation of this covenant provides the lenders with the option to accelerate the maturity of the senior secured credit facility. We could remain in compliance with the debt yield covenant if we (i) added additional unencumbered assets to the collateral pool, subject to lender approval, which is not to be unreasonably withheld, (ii) paid down the amount of debt outstanding with projected available cash or (iii) negotiated a waiver of the covenant with the lenders.

Given the impact of the COVID-19 pandemic on the retail and broader markets, the ongoing weakness of the credit markets and significant uncertainties associated with each of these matters, we believe that there is substantial doubt that we will continue to operate as a going concern within one year after the date our condensed consolidated financial statements for the three months ended March 31, 2020 are issued. See Note 1 – Organization and Basis of Presentation to the condensed consolidated financial statements for additional information .

Unencumbered Consolidated Portfolio Statistics

(Dollars in thousands, except sales per square foot data)

	Sales Per Square Foot for the Twelve Months Ended (1) (2)		Occupancy (2)		% of Consolidated Unencumbered NOI for the Three Months Ended
	2/29/20	2/28/19	3/31/20	3/31/19	3/31/20	(3)
Unencumbered consolidated Properties:
Tier 1 Malls	$393	$365	87.9%	85.3%	19.3%	(4)
Tier 2 Malls	341	334	82.9%	87.7%	33.7%
Tier 3 Malls	282	276	84.3%	87.7%	25.7%
Total Malls	327	317	84.4%	87.3%	78.7%

Total Associated Centers	N/A	N/A	91.5%	96.7%	15.6%

Total Community Centers	N/A	N/A	98.2%	99.0%	4.8%

Total Office Buildings & Other	N/A	N/A	100.0%	86.7%	0.9%

Total Unencumbered Consolidated Portfolio	$327	$317	87.3%	90.6%	100.0%

(1)	Represents same-center sales per square foot for mall tenants 10,000 square feet or less for stabilized malls.
(2)	Operating metrics are included for unencumbered operating properties and do not include sales or occupancy of unencumbered parcels.
(3)	Our consolidated unencumbered properties generated approximately 33.6% of total consolidated NOI of $103,029,448 (which excludes NOI related to dispositions) for the three months ended March 31, 2020.
(4)

NOI is derived from unencumbered portions of Tier One properties that are otherwise secured by a loan. The unencumbered portions include outparcels, anchors and former anchors that have been redeveloped.

Equity

In 2019, we suspended all future dividends on our common stock and preferred stock, as well as distributions to all noncontrolling interest investors in our Operating Partnership. The dividend arrearage created by our board of directors’ decision to suspend the dividends that continue to accrue on our outstanding preferred stock currently makes us ineligible to use the abbreviated, and less costly, SEC Form S-3 registration statement to register our securities for sale.  This means we will be required to use a registration statement on Form S-1 to register additional securities for sale with the SEC, which we expect to hinder our ability to act quickly in relation to, and raise our costs incurred in, future capital raising activities.  This preferred dividend arrearage (and the Operating Partnership’s related arrearage in distributions to its preferred units of limited partnership underlying our outstanding preferred shares) also will require that we not resume any payment of dividends on our common stock unless full cumulative dividends accrued with respect to our preferred stock (and such underlying preferred units) for all past quarters and the then-current quarter are first declared and paid in cash, or declared with a sum sufficient for the payment thereof having been set apart for such payment in cash. In addition, for so long as this distribution suspension results in the existence of a distribution shortfall (as described in the Partnership Agreement of the Operating Partnership) with respect to any of the S-SCUs, the L-SCUs or the K-SCUs (an “SCU Distribution Shortfall”), we (i) may not cause the Operating Partnership to resume distributions to holders of its outstanding common units of limited partnership until all holders of SCUs have received distributions sufficient to satisfy the SCU Distribution Shortfall for all prior quarters and the then-current quarter (which effectively also prevents the resumption of common stock dividends, since our common stock dividends are funded by distributions the Company receives on the underlying common units it holds in the Operating Partnership) and (ii) may not elect to settle any exchange requested by a holder of common units of the Operating Partnership in cash, and may only settle any such exchange through the issuance of shares of common stock or other units of the Operating Partnership ranking junior to any such units as to which a distribution shortfall exists. Our board of directors has prospectively approved that, to the extent any partners exercise any or all of their exchange rights while the existence of the SCU Distribution Shortfall requires an exchange to be settled through the issuance of shares of common stock or other units of the Operating Partnership, the consideration paid shall be in the form of shares of common stock. We will review taxable income on a regular basis and take measures, if necessary, to ensure that we meet the minimum distribution requirements to maintain our status as a REIT.

See Listing Criteria in Note 1 to the condensed consolidated financial statements for additional information regarding a notice we received from the NYSE regarding our non-compliance with the NYSE Listing Standards and our plans to address this non-compliance.

As a publicly traded company, and as a subsidiary of a publicly traded company, we previously have accessed capital through both the public equity and debt markets. We have a shelf registration statement on Form S-3 on file with the SEC that previously authorized us to publicly issue unspecified amounts of senior and/or subordinated debt securities, shares of preferred stock (or depositary shares representing fractional interests therein), shares of common stock, warrants or rights to purchase any of the foregoing securities, and units consisting of two or more of these classes or series of securities and limited guarantees of debt securities issued by the Operating Partnership. This shelf registration statement also authorized the Operating Partnership to publicly issue unsubordinated debt securities. This shelf registration statement was due to expire in July 2021. However, as a result of both (i) the fact that the Company no longer qualifies as a well-known seasoned issuer under SEC rules and (ii) our loss of eligibility to use Form S-3 to register offers and sales of securities as described above, we are unable to use this shelf registration statement.

Additionally, while we had previously suspended quarterly dividend payments on our common stock during 2019, a very small amount of monthly “cash option” investments in shares have continued pursuant to the terms of the Company’s dividend reinvestment plan (“DRIP”). Due in part to impacts on the Company’s operations and staffing resulting from ongoing efforts to address the COVID-19 pandemic, we inadvertently failed to suspend the operation of these “cash option” investments during the months of March, April and May 2020, after we lost the ability to use the Form S-3 registration statement for the DRIP, effective with the filing of our Annual Report on Form 10-K in March, due to the dividend arrearage with respect to our preferred stock. We have now fully suspended the operation of our DRIP, including the cash option feature but, as a result of this oversight, we issued a total of 6,134 shares of common stock that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) for aggregate consideration of $1,346.94 prior to such suspension. The purchasers of these shares, issued pursuant to our DRIP when we were not eligible to issue shares on Form S-3, could bring claims against us for rescission and other damages under federal or state securities laws.

Market Capitalization

Our total-market capitalization as of March 31, 2020 was computed as follows (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)
Common stock and operating partnership units	201,706	$0.20
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00
6.625% Series E Cumulative Redeemable Preferred Stock	690	250.00

(1)

Stock price for common stock and Operating Partnership units equals the closing price of CBL's common stock on March 31, 2020. The stock prices for the preferred stock represent the liquidation preference of each respective series of preferred stock.

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

The following table, which excludes expenditures for developments, redevelopments and expansions, summarizes these capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three-month period ended March 31, 2020 compared to the same period in 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Tenant allowances (1)	$7,223	$2,254

Deferred maintenance:
Parking area and parking area lighting	254	88
Roof repairs and replacements	151	62
Other capital expenditures	3,090	3,586
Total deferred maintenance	3,495	3,736

Capitalized overhead	631	947

Capitalized interest	726	563

Total capital expenditures	$12,075	$7,500

(1)	Tenant allowances primarily relate to new leases. Tenant allowances related to renewal leases were not material for the periods presented.

Annual capital expenditures budgets are prepared for each of our properties that are intended to provide for all necessary recurring and non-recurring capital expenditures. As noted above, in response to the impact from COVID-19 we have deferred or suspended capital expenditures, including redevelopment expenditures, in the range of $60.0 million to $80.0 million. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, and readily available cash on hand will provide the necessary funding for these expenditures.

Developments, Expansions and Redevelopments

The following tables summarize our development, expansion and redevelopment projects as of March 31, 2020.

Redevelopments Completed During the Three Months Ended March 31, 2020

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2020 Cost	Opening Date	Initial Unleveraged Yield
Mall Redevelopments:
Dakota Square Mall - Herbergers Redevelopment (Ross/shops)	Minot, ND	100%	30,096	$6,410	$4,537	$188	Jan-20	7.2%
Hamilton Place - Sears Redevelopment (Cheesecake Factory/Dicks Sporting Goods/Dave & Buster's/Office) (3)	Chattanooga, TN	100%	195,166	38,715	27,394	1,539	Mar-20	7.8%
Mall del Norte - Forever 21 Redevelopment (Main Event)	Laredo, TX	100%	81,242	10,514	6,599	941	Sep-19/Feb-20	9.3%
The Promenade - (Five Below/Carter's)	D'Iberville, MS	100%	14,007	2,832	2,241	230	Feb-20/Apr-20	11.4%
Total Redevelopments Completed			320,511	$58,471	$40,771	$2,898

(1)	Total Cost is presented net of reimbursements to be received.
(2)	Cost to Date does not reflect reimbursements until they are received.
(3)	The return reflected represents a pro forma incremental return as Total Cost excludes the cost related to the acquisition of the Sears building in 2017.

Properties Under D evelopment at March 31, 2020

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2020 Cost	Expected Opening Date(3)	Initial Unleveraged Yield
Outparcel Developments:
Fremaux Town Center - Old Navy	Slidell, LA	90%	12,467	$1,919	$1,549	$95	Q2 '20	9.2%
Hamilton Place - Self Storage (4) (5)	Chattanooga, TN	60%	68,875	5,824	2,668	1,549	Q2 '20	8.7%
Hamilton Place Development - Aloft Hotel (4)	Chattanooga, TN	50%	89,674	12,000	2,672	2,029	Q2 '21	9.2%
Mayfaire Town Center - First Watch	Wilmington, NC	100%	6,300	2,267	1,169	803	Q3 '20	10.1%
Parkdale Mall - Self Storage (4) (5)	Beaumont, TX	50%	69,341	4,435	3,437	933	Q2 '20	10.2%
Pearland Town Center - HCA Offices	Pearland, TX	100%	48,416	14,186	1,434	577	Q1 '21	11.8%
			295,073	40,631	12,929	5,986
Mall Redevelopments:
CherryVale Mall - Sears Redevelopment (Tilt)	Rockford, IL	100%	114,118	3,508	2,953	51	Q2 '20	8.3%
Coastal Grand - Dick's Sporting Goods/Golf Galaxy/Flip N' Fly	Myrtle Beach, SC	50%	132,727	7,071	2,865	1,800	Q3 '20	11.6%
Cross Creek - Sears Redevelopment (Dave & Buster's/restaurants) (6)	Fayetteville, NC	100%	65,746	17,538	4,671	2,018	Q3 '21	10.3%
Westmoreland Mall - JC Penney Redevelopment (Chipotle)	Greensburg, PA	100%	2,300	1,017	502	257	Q3 '20	9.4%
			314,891	29,134	10,991	4,126
Total Properties Under Development			609,964	$69,765	$23,920	$10,112

(1)	Total Cost is presented net of reimbursements to be received.
(2)	Cost to Date does not reflect reimbursements until they are received.
(3)	As a result of government mandated construction halts due to the COVID-19 pandemic, opening dates may change from what is currently reflected.
(4)	Yield is based on expected yield once project stabilizes.
(5)	Total cost includes an allocated value for the Company’s land contribution.
(6)	The return reflected represents a pro forma incremental return as Total Cost excludes the cost related to the acquisition of the Sears building in 2017.

Off-Balance Sheet Arrangements

Unconsolidated Affiliates

We have ownership interests in 28 unconsolidated affiliates as of March 31, 2020 that are described in Note 7 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as investments in unconsolidated affiliates.

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

See Note 12 to the condensed consolidated statements for information related to our guarantees of unconsolidated affiliates' debt as of March 31, 2020 and December 31, 2019.

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

Our Annual Report on Form 10-K, as amended, for the year ended December 31, 2019 contains a discussion of our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these policies and estimates during the three months ended March 31, 2020. Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10‑K, as amended, for the year ended December 31, 2019.

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

FFO of the Operating Partnership increased 15.7% to $50.9 million for the three months ended March 31, 2020 as compared to $44.0 million for the prior-year period. Excluding the adjustments noted below, FFO of the Operating Partnership, as adjusted, decreased 14.7% for the three months ended March 31, 2020 to $51.6 million compared to $60.5 million for the same period in 2019. The decrease in FFO, as adjusted, was primarily driven by lower property-level NOI and dilution from asset sales.

The reconciliation of net loss attributable to common shareholders to FFO allocable to Operating Partnership common unitholders is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Net loss attributable to common shareholders	$(133,896)	$(50,199)
Noncontrolling interest in income (loss) of Operating Partnership	(16,414)	(7,758)
Depreciation and amortization expense of:
Consolidated Properties	55,902	69,792
Unconsolidated affiliates	13,510	10,666
Non-real estate assets	(917)	(897)
Noncontrolling interests' share of depreciation and amortization	(923)	(2,157)
Loss on impairment	133,644	24,825
(Gain) loss on depreciable property	25	(242)
FFO allocable to Operating Partnership common unitholders	50,931	44,030
Litigation settlement, net of taxes (1)	—	87,667
Non-cash default interest expense (2)	690	542
Gain on extinguishment of debt (3)	—	(71,722)
FFO allocable to Operating Partnership common unitholders, as adjusted	$51,621	$60,517

FFO per diluted share	$0.25	$0.22

FFO, as adjusted, per diluted share	$0.26	$0.30
(1)	The three months ended March 31, 2019 is comprised of the accrued maximum expense of $88.2 million related to the proposed settlement of a class action lawsuit.
(2)

The three months ended March 31, 2020 includes default interest expense related to Greenbrier Mall and Hickory Point Mall. The three months ended March 31, 2019 include default interest expense related to Acadiana Mall and Cary Towne Center.

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

The reconciliation of diluted EPS to FFO per diluted share is as follows:

The reconciliations of FFO allocable to Operating Partnership common unitholders to FFO allocable to common shareholders, including and excluding the adjustments noted above, are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Diluted EPS attributable to common shareholders	$(0.75)	$(0.29)
Eliminate amounts per share excluded from FFO:
Depreciation and amortization expense, including amounts from consolidated Properties, unconsolidated affiliates, non-real estate assets and excluding amounts allocated to noncontrolling interests	0.34	0.39
Loss on impairment	0.66	0.12
FFO per diluted share	$0.25	$0.22

	Three Months Ended March 31,
	2020	2019
FFO of the Operating Partnership	$50,931	$44,030
Percentage allocable to common shareholders (1)	89.01%	86.62%
FFO allocable to common shareholders	$45,334	$38,139

FFO allocable to Operating Partnership common unitholders, as adjusted	$51,621	$60,517
Percentage allocable to common shareholders (1)	89.01%	86.62%
FFO allocable to common shareholders, as adjusted	$45,948	$52,420
(1)

Represents the weighted-average number of common shares outstanding for the period divided by the sum of the weighted-average number of common shares and the weighted-average number of Operating Partnership units outstanding during the period.

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

Interest Rate Risk

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at March 31, 2020, a 0.5% increase or decrease in interest rates on variable-rate debt would decrease or increase annual cash flows by approximately $6.6 million and increase or decrease annual interest expense, after the effect of capitalized interest, by approximately $6.5 million.

Based on our proportionate share of total consolidated and unconsolidated debt at March 31, 2020, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $29.0 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $34.1 million.

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

PART II - OTHER INFORMATION

ITEM 1:    Legal Proceedings

Litigation

In April 2019, the Company entered into a settlement agreement and release with respect to the class action lawsuit filed on March 16, 2016 in the United States District Court for the Middle District of Florida by Wave Lengths Hair Salons of Florida, Inc. d/b/a Salon Adrian. The settlement agreement stated that the Company had to set aside a common fund with a monetary and non-monetary value of $90.0 million to be disbursed to class members in accordance with an agreed-upon formula that is based upon aggregate damages of $60.0 million. The Court granted final approval to the proposed settlement on August 22, 2019. Class members are comprised of past and current tenants at certain of the Company's shopping centers that it owns or formerly owned during the class period, which extended from January 1, 2011 through the date of preliminary court approval. Class members who are past tenants and made a claim pursuant to the Court's order will receive payment of their claims in cash. Class members who are current tenants will receive monthly credits against rents and future charges, beginning no earlier than January 1, 2020 and continuing for the following five years. Any amounts under the settlement allocated to tenants with outstanding amounts payable to the Company, including tenants which have declared bankruptcy or declare bankruptcy over the relevant period, will first be deducted from the amounts owed to the Company. All attorney’s fees and associated costs to be paid to class counsel (up to a maximum of $28.0 million), any incentive award to the class representative (up to a maximum of $50,000), and class administration costs (which are expected to not exceed $100,000), have or will be funded by the common fund, which has been approved by the Court. Under the terms of the settlement agreement, the Company did not pay any dividends to holders of its common shares payable in the third and fourth quarters of 2019. The settlement agreement does not restrict the Company's ability to declare dividends payable in 2020 or in subsequent years. The Company recorded an accrued liability and corresponding litigation settlement expense of $88.2 million in the three months ended March 31, 2019 related to the settlement agreement. The Company reduced the accrued liability by $26.4 million, a majority of which was related to past tenants that did not submit a claim pursuant to the terms of the settlement agreement with the remainder relating to tenants that either opted out of the lawsuit or waived their rights to their respective settlement amounts. The Company also reduced the accrued liability by $23.1 million related to attorney and administrative fees that were paid pursuant to the settlement agreement. The Company also received document requests in the third quarter of 2019, in the form of subpoenas, from the Securities and Exchange Commission and the Department of Justice regarding the Wave Lengths Hair Salons of Florida, Inc. litigation and other related matters. The Company is continuing to cooperate in these matters.

Securities Litigation

The Company and certain of its officers and directors were named as defendants in three putative securities class action lawsuits (collectively, the “Securities Class Action Litigation”), each filed in the United States District Court for the Eastern District of Tennessee, on behalf of all persons who purchased or otherwise acquired the Company’s securities during a specified period of time. Those cases were consolidated on July 17, 2019, under the caption In re CBL & Associates Properties, Inc. Securities Litigation , 1:19-cv-00149-JRG-CHS.

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

Certain of the Company’s current and former directors and officers have been named as defendants in nine shareholder derivative lawsuits (collectively, the “Derivative Litigation”). On June 4, 2019, a shareholder filed a putative derivative complaint captioned Robert Garfield v. Stephen D. Lebovitz et al. , 1:19-cv-01038-LPS, in the United States District Court for the District of Delaware (the “ Garfield Derivative Action”), purportedly on behalf of the Company against certain of its officers and directors. On June 24, 2019, September 5, 2019 and September 25, 2019, respectively, other shareholders filed three additional putative derivative complaints, each in the United States District Court for the District of Delaware, captioned as follows: Robert Cohen v. Stephen D. Lebovitz et al. , 1:19-cv-01185-LPS (the “ Cohen Derivative Action”); Travis Lore v. Stephen D. Lebovitz et al. , 1:19-cv-01665-LPS (the “ Lore Derivative Action”), and City of Gainesville Cons. Police Officers’ and Firefighters Retirement Plan v. Stephen D. Lebovitz et al. , 1:19-cv-01800 (the “ Gainesville Derivative Action”), each asserting substantially similar claims purportedly on behalf of the Company against similar defendants. The Court consolidated the Garfield Derivative Action and the Cohen Derivative Action on July 17, 2019, under the caption In re CBL & Associates Properties, Inc. Derivative Litigation , 1:19-cv-01038-LPS (the " Consolidated Derivative Action"). On July 25, 2019, the Court stayed proceedings in the Consolidated Derivative Action pending resolution of an eventual motion to dismiss in the Securities Class Action Litigation. On October 14, 2019, the parties to the Gainesville Derivative Action and the Lore Derivative Action filed a joint stipulation and proposed order confirming that each of those cases is subject to the consolidation order previously entered by the Court in the Consolidated Derivative Action and that further proceedings in those cases are stayed pending resolution of an eventual motion to dismiss in the Securities Class Action Litigation. On July 22, 2019, a shareholder filed a putative derivative complaint captioned Shebitz v. Lebovitz et al. , 1:19-cv-00213, in the United States District Court for the Eastern District of Tennessee (the “ Shebitz Derivative Action”); on January 10, 2020, a shareholder filed a putative derivative complaint captioned Chatman v. Lebovitz, et al., 2020-0011-JTL, in the Delaware Chancery Court (the “Chatman Derivative Action”); on February 12, 2020, a shareholder filed a putative derivative complaint captioned Kurup v. Lebovitz, et al., 2020-0070-JTL, in the Delaware Chancery Court (the “ Kurup Derivative Action”); on February 26, 2020, a shareholder filed a putative derivative complaint captioned Kemmer v. Lebovitz, et al., 1:20-cv-00052, in the United States District Court for the Eastern District of Tennessee (the “ Kemmer Derivative Action”) ; and on April 14, 2020, a shareholder filed a putative derivative complaint captioned Hebig v. Lebovitz, et al., 1:19-cv-00149-JRG-CHS , in the United States District Court for the Eastern District of Tennessee (the “ Hebig Derivative Action”) , each asserting substantially similar claims purportedly on behalf of the Company against similar defendants. On October 7, 2019, the Court stayed the Shebitz Derivative Action, pending resolution of an eventual motion to dismiss in the related Securities Class Action Litigation; the Company expects the Chatman, Kurup, Kemmer , and Hebig Derivative Actions to be stayed as well .

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

ITEM 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations that are discussed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2019. The risk factor set forth below updates, and should be read together with, such risk factors. Moreover, risk factors set forth in the Annual Report on Form 10-K, as amended, for the year ended December 31, 2019 could be heightened as a result of the impact of the COVID-19 pandemic.

The current pandemic of the novel coronavirus, or COVID-19 has, and could continue to, materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance, as could any future outbreak of another highly infectious or contagious disease.

Since being reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

The COVID-19 pandemic has had, and may continue to have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified in additional countries, many - including the United States - have reacted by instituting quarantines, mandating business and school closures and restricting travel.

Certain states and cities, including where we own properties and where our corporate headquarters is located, have also reacted by instituting quarantines, restrictions on travel, “shelter-in-place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. The Company cannot predict if additional states and cities will implement similar restrictions or when restrictions currently in place will be lifted . As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including the retail industr y in which the Company and our tenants operate.

A majority of our tenants have announced temporary closures or other limits on the operations of their stores and requested rent deferral or rent abatement during this pandemic or have failed to pay rent. In addition, state, local or industry-initiated efforts, such as tenant rent freezes, or governmental or court-imposed delays in the processing of landlord initiated commercial eviction and collection actions in various jurisdictions in light of the COVID-19 pandemic, may also affect our ability to collect rent or enforce remedies for the failure to pay rent. We believe our tenants do not have a contractual right to cease paying rent due to government-mandated closures and we intend to enforce our rights under our lease agreements. However, COVID-19 and the related governmental orders present fairly novel situations for which the ultimate legal outcome cannot be assured, and it is possible future governmental action could impact our rights under the lease agreements. The extent of tenant requests and actions, and the resulting impact to the Company’s results of operations and cash flows, is uncertain and cannot be predicted.

In addition, in response to an executive order issued by state and local authorities, most of our employees based at our headquarters are currently working remotely. The effects of the executive order, including an extended period of remote work arrangements, could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

The COVID-19 pandemic, or a future pandemic, could also have further material and adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:

•	a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant action;
•

the reduced economic activity severely impacts our tenants' businesses, financial condition and liquidity and may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;

•

the reduced economic activity, as well as any lasting reduction in consumer activity at brick-and-mortar commercial establishments due to changed habits in response to the prolonged existence and threat of the COVID-19 pandemic, could result in a prolonged recession and could negatively impact consumer discretionary spending;

•

difficulty accessing debt and equity capital on attractive terms, or at all, impacts to our credit ratings, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis and our tenants' ability to fund their business operations and meet their obligations to us;

•

permitting, inspections and reviews by jurisdictional planning commissions and authorities is also likely to be delayed or postponed which could materially impact the timeline and budgets for completing redevelopments;

•	projects in our redevelopment pipeline may not be pursued or may be completed later or with higher costs than anticipated, potentially causing a loss that exceeds our investment in the project;
•

the financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of our credit facility, indentures and other recourse and non-recourse debt agreements and result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to make additional borrowings under our revolving credit facility and pay dividends;

•	any impairment in value of our tangible assets and intangible lease assets that could be recorded as a result of weaker economic conditions;
•

a deterioration in our or our tenants' ability to operate in affected areas or delays in the supply of products or services to us or our tenants from vendors that are needed for our or our tenants' efficient operations could adversely affect our operations and those of our tenants;

•	the ability to renew leases or re-lease vacant spaces on favorable terms, or at all; and
•

the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during this disruption.

The extent to which the COVID-19 pandemic impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Additional closures by our tenants of their stores and early terminations by our tenants of their leases could further reduce our cash flows, which could impact our ability to resume paying dividends to our stockholders at any point in the future.

The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. T he COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance .

We have determined that there is substantial doubt about our ability to continue as a going concern.

In evaluating whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued, our management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and conditional and unconditional obligations due over the next twelve months.

At March 31, 2020, we were not in compliance with a covenant under our senior secured credit facility, which provides that we may not have more than $100.0 million of cash on hand that constitutes borrowings on our secured line of credit. Violation of this covenant provides the lenders with the option to accelerate the maturity of the senior secured credit facility. The administrative agent of the secured credit facility notified us that we were in default and that the administrative agent and lenders reserve all rights and remedies under the secured credit facility. The lenders have not exercised their right to accelerate the maturity of the secured credit facility. We will pursue obtaining a waiver from the lenders.

We also considered the projected impact of COVID-19 on our cash flows and our analysis of future compliance with the financial covenants and determined that it is probable we will fail to meet the minimum debt yield covenant under the senior secured credit facility during the third quarter of 2020, the fourth quarter of 2020 and the first quarter of 2021. The minimum debt yield covenant provides that the ratio of the adjusted net operating income, as defined, of the borrowing base properties that secure the senior secured credit facility to the total outstanding balance on the senior secured credit facility must be greater than 10.0%. Violation of this covenant provides the lenders with the option to accelerate the maturity of the senior secured credit facility. We could remain in compliance with the debt yield covenant if we (i) added additional unencumbered assets to the collateral pool, subject to lender approval, which is not to be unreasonably withheld, (ii) paid down the amount of debt outstanding with projected available cash or (iii) negotiated a waiver of the covenant with the lenders.

We have engaged advisors to assist us in exploring several alternatives to reduce overall leverage and interest expense and to extend the maturity of our debt including (i) the senior secured credit facility, which includes a revolving facility with a balance of $675.9 million and term loan with a balance of $456.3 million as of March 31, 2020, that matures in July 2023 and (ii) the Notes with balances of $450.0 million, $300.0 million, and $625.0 million, as of March 31, 2020, that mature in December 2023, October 2024 and December 2026, respectively, as well as the cumulative unpaid dividends on our preferred stock and the special common units of limited partnership interest in the Operating Partnership. The advisors recently commenced discussions with advisors to certain holders of the Notes and the credit committee of the senior secured credit facility. We may pursue a comprehensive solution that includes a potential exchange of debt with the holders of the Notes, addressing our preferred stock and the special common units of limited partnership interest in the Operating Partnership, amendments to the financial covenants under the senior secured credit facility and the Notes and other options that may result in the reorganization of the Company.

We elected to not make the $11.8 million Interest Payment due and payable on June 1, 2020, with respect to the 5.25% senior unsecured notes due 2023 (the “2023 Notes”). Under the indenture governing the 2023 Notes, we have a 30-day grace period to make the Interest Payment before the nonpayment is considered an event of default with respect to the 2023 Notes. Any event of default under the 2023 Notes for nonpayment of the Interest Payment would also be considered an event of default under the senior secured credit facility, which could lead to an acceleration of amounts due under the facility. Further, if the trustee for the 2023 Notes should exercise its right to accelerate the maturity of the full balance owed on the 2023 Notes as a result of such an event of default, that would also constitute an event of default under the 4.60% senior unsecured notes due 2024 and the 5.95% senior notes due 2026, which could lead to the acceleration of all amounts due under those notes.  We have elected to enter the 30-day grace period with respect to the Interest Payment in order to advance discussions with the lenders and explore alternative strategies. We could prevent an event of default if we paid the Interest Payment prior to the expiration of the 30-day grace period or if we reached an alternative arrangement with the holders of the 2023 Notes.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the condensed consolidated financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. Given the impact of the COVID-19 pandemic on the retail and broader markets, the ongoing weakness of the credit markets and significant uncertainties associated with each of these matters, we believe that there is substantial doubt that we will continue to operate as a going concern within one year after the date our condensed consolidated financial statements for the three months ended March 31, 2020 are issued.

O ur common stock could be delisted from the NYSE if we fail to meet applicable continued listing requirements, which could have materially adverse effects on our business.

On February 5, 2020, we received notice from the New York Stock Exchange ("NYSE") that our common stock is no longer in compliance with NYSE continued listing criteria set forth in Section 802.01C of the Listed Company Manual of the NYSE, which require listed companies to maintain an average closing share price of at least $1.00 over a period of 30 consecutive trading days. We have until October 14, 2020, inclusive of extensions of the cure period provided by the NYSE in response to the COVID-19 pandemic, to regain compliance with the continued listing criteria. During this period, we expect our common stock to continue to trade on the NYSE, subject to the additional considerations discussed below, which will allow for flexibility in addressing this matter. On May 7, 2020, our shareholders voted to approve an amendment to our Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split at a ratio between 1-for-5 and 1-for-25, and a proportionate reduction in the number of authorized shares of common stock, to be determined at the discretion of the board of directors for the purpose of complying with NYSE Listing Standards, subject to the board of directors’ discretion to abandon this amendment. Our board of directors has not yet taken action to effect the reverse stock split. We intend to actively evaluate and monitor the price of our common stock between now and October 2020.

Our common stock could also be delisted if (i) our average market capitalization over a consecutive 30 trading-day period is less than $15 million, or (ii ) our commo n stoc k trade s a t a n “abnormall y low ” price .. I n eithe r case , our commo n stoc k woul d b e suspende d fro m tradin g o n th e NYSE immediately , an d th e NYS E woul d begi n th e proces s t o delis t our commo n stock , subjec t t o our righ t t o appea l unde r NYS E rules .. I f thi s wer e to occur , ther e i s n o assuranc e tha t an y appea l we undertak e i n thes e o r othe r circumstance s woul d b e successful , no r i s ther e an y assuranc e tha t we will continue to comply with the other NYSE continued listing standards. However, effective on March 20, 2020, the SEC granted the NYSE temporary relief until June 30, 2020 regarding the $15 million 30 trading day average minimum market cap threshold standard.

The threat of delisting and/or a delisting of our common stock could have adverse effects by, among other things:

•	Reducing the liquidity and market price of our common stock;
•	reducing the number of investors willing to hold or acquire our common stock, thereby further restricting our ability to obtain equity financing;
•	causing an event of default or noncompliance under certain of our debt facilities and other agreements; and
•	reducing our ability to retain, attract and motivate our directors, officers and employees.

As a result of the cumulative, unpaid dividends on our preferred stock we are no longer eligible to register the offer and sale of securities on SEC Form S-3, which will impair our capital raising activities and could result in the Company being required to repurchase a limited number of shares sold under our DRIP.

We are no longer eligible to use SEC Form S-3 to register offers and sales of our securities under the Securities Act, as a result of the existing dividend arrearage on our preferred stock, which will continue to accumulate following our board of directors’ decision in December 2019 to suspend such dividends. Historically, we have relied on shelf registration statements on Form S-3 for our public capital raising transactions, and also to register the offer and sale of shares of common stock under our DRIP. Our inability to use Form S-3 may harm our ability to raise capital in the future, as we will be required to use a registration statement on Form S-1 to register securities with the SEC, which may be expected to hinder our ability to act quickly in raising capital to take advantage of market conditions and to increase our cost of raising capital.  Further, we inadvertently failed to suspend small monthly “cash option” investments in common stock under our DRIP during the months of March, April and May 2020, and as a result of this oversight, we issued a total of 6,134 shares of common stock that were not registered under the Securities Act for aggregate consideration of $1,346.94. The purchasers of these shares, issued pursuant to our DRIP when we were not eligible to issue shares on Form S-3, could bring claims against us for rescission and other damages under federal or state securities laws

ITEM 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
Jan. 1–31, 2020	—	$—	—	$—
Feb. 1–29, 2020	111,929	0.78	—	—
Mar. 1–31, 2020	—	—	—	—
Total	111,929	$0.78	—	$—

(1)	Represents shares surrendered to the Company by employees to satisfy federal and state income tax requirements related to the vesting of shares of restricted stock.
(2)

Represents the market value of the common stock on the vesting date for the shares of restricted stock, which was used to determine the number of shares required to be surrendered to satisfy income tax withholding requirements.

Cash Option Investments Under DRIP Plan

While we had previously suspended quarterly dividend payments on our common stock during 2019, a very small amount of monthly “cash option” investments in shares have continued pursuant to the terms of the Company’s DRIP. Due in part to impacts on the Company’s operations and staffing resulting from ongoing efforts to address the COVID-19 pandemic, we inadvertently failed to suspend the operation of these “cash option” investments during the months of March, April and May 2020, after we lost the ability to use the Form S-3 registration statement for the DRIP due to the existing dividend arrearage with respect to our preferred stock. We have now fully suspended the operation of our DRIP, including the cash option feature but, as a result of this oversight, we issued a total of 6,134 shares of common stock that were not registered under the Securities Act for aggregate consideration of $1,346.94 prior to such suspension. The purchasers of these shares, issued pursuant to our DRIP when we were not eligible to issue shares on Form S-3, could bring claims against us for rescission and other damages under federal or state securities laws.

Operating Partnership Units

There is no established public trading market for the Operating Partnership’s common units and they are not registered under Section 12 of the Securities Exchange Act of 1934. Each limited partner in the Operating Partnership has the right to exchange all or a portion of its common units for shares of the Company’s common stock, or at the Company’s election, their cash equivalent. In March 2020, the Company issued 16,333,947 shares of the Company’s common stock in response to exchange notices received covering a like number of common units of limited partnership in the Operating Partnership. The Company believes that the issuance of these shares was exempt from the registration requirements of the Securities Act because it did not involve a public offering or sale. No underwriters, brokers or finders were involved in these transactions.

ITEM 3:    Defaults Upon Senior Securities

Dividends on the Series D and the Series E preferred stock are cumulative and therefore will continue to accrue at an annual rate of $18.4375 per share and $16.5625 per share, respectively. As of March 31, 2020, the cumulative amount of unpaid dividends on the preferred stock totaled $22.4 million.

Distributions on the Series K, L and S special common units are cumulative and therefore will continue to accrue at an annual rate of $2.96875 per unit, $3.0288 per unit and $2.92875 per unit, respectively. As of March 31, 2020, the cumulative amount of unpaid distributions on the special common units totaled $4.8 million.

ITEM 4:    Mine Safety Disclosures

Not applicable.

ITEM 5:    Other Information

None.

ITEM 6:     Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
10.2.6	Amendment No. 3 to CBL & Associates Properties, Inc. 2012 Stock Incentive Plan. Incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 14, 2020. *
10.2.15

Revised Form of Performance Stock Unit Award Agreement under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan (for awards in 2020 and subsequent years).  Incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 14, 2020. *

10.2.16

CBL & Associates Properties, Inc. Named Executive Officer Annual Incentive Compensation Plan (AIP) (Fiscal Year 2020).  Incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 14, 2020. *

31.1

Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Properties, Inc.

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

99.1	Condensed Combined Financial Statements of The Combined Guarantor Subsidiaries of CBL & Associates Limited Partnership
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (Filed herewith.)
101.SCH	Inline XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*). (Filed herewith.)

*	Commission File No. 1-12494 and 333-182515-01.

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

Date: June 5, 2020