Form 10-Q
period 2020-06-30
CBL & ASSOCIATES PROPERTIES INC; CBL & ASSOCIATES LIMITED PARTNERSHIP
filed 2020-08-17
CIK 910612, 915140

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

CBL & Associates Limited Partnership: None

As of August 11, 2020, there were 194,073,103 shares of CBL & Associates Properties, Inc.'s common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE

(Dollars in thousands, except share data)

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2020 of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the "Company" mean CBL & Associates Properties, Inc. and its subsidiaries. References to the "Operating Partnership" mean CBL & Associates Limited Partnership and its subsidiaries. The terms "we," "us" and "our" refer to the Company or the Company and the Operating Partnership collectively, as the context requires.

Due to the departure of a member of the Company’s financial reporting staff during the quarterly close and financial reporting process and the impact of recent developments related to the Company’s indebtedness, the Company was not able to complete its close process and prepare its Form 10-Q on a timely basis and its independent registered public accounting firm was unable to complete its review of the condensed consolidated financial statements for the quarter ended June 30, 2020 to be included in the Form 10-Q. The Company filed a “Notification of Late Filing” on Form 12b-25 on August 11, 2020 pursuant to Rule 12b-25 of the Securities Exchange Act of 1934 to delay the filing of this Form 10-Q.

The Company is a real estate investment trust ("REIT") whose stock is traded on the New York Stock Exchange. The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At June 30, 2020, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 94.2% limited partner interest for a combined interest held by the Company of 95.2%.

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

CBL & Associates Properties, Inc.

CBL & Associates Limited Partnership

PART I – FINANCIAL INFORMATION

ITEM 1:   Financial Statements

CBL & Associates Properties, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

ASSETS (1)	June 30, 2020	December 31, 2019
Real estate assets:
Land	$719,497	$730,218
Buildings and improvements	5,285,259	5,631,831
	6,004,756	6,362,049
Accumulated depreciation	(2,199,622)	(2,349,404)
	3,805,134	4,012,645
Developments in progress	30,600	49,351
Net investment in real estate assets	3,835,734	4,061,996
Cash and cash equivalents	123,388	32,816
Available-for-sale securities - at fair value (amortized cost of $152,460 in 2020)	152,418	—
Receivables:
Tenant	125,930	75,252
Other	5,457	10,792
Mortgage and other notes receivable	2,729	4,662
Investments in unconsolidated affiliates	301,148	307,354
Intangible lease assets and other assets	108,355	129,474
	$4,655,159	$4,622,346
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness, net	$3,774,034	$3,527,015
Accounts payable and accrued liabilities	227,147	231,306
Total liabilities (1)	4,001,181	3,758,321
Commitments and contingencies (Note 8 and Note 12)
Redeemable noncontrolling interests	525	2,160
Shareholders' equity:
Preferred Stock, $.01 par value, 15,000,000 shares authorized:
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding	18	18
6.625% Series E Cumulative Redeemable Preferred Stock, 690,000 shares outstanding	7	7
Common stock, $.01 par value, 350,000,000 shares authorized, 191,951,454 and 174,115,111 issued and outstanding in 2020 and 2019, respectively	1,920	1,741
Additional paid-in capital	1,982,454	1,965,897
Accumulated other comprehensive loss	(42)	—
Dividends in excess of cumulative earnings	(1,354,253)	(1,161,351)
Total shareholders' equity	630,104	806,312
Noncontrolling interests	23,349	55,553
Total equity	653,453	861,865
	$4,655,159	$4,622,346

(1)

As of June 30, 2020, includes $369,359 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $171,518 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 7 .

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
REVENUES:
Rental revenues		$120,222		$185,393		$281,395		$376,373
Management, development and leasing fees		1,055		2,586		3,147		5,109
Other		2,934		5,398		7,243		9,925
Total revenues		124,211		193,377		291,785		391,407
OPERATING EXPENSES:
Property operating		(16,906)		(26,532)		(42,615)		(55,512)
Depreciation and amortization		(52,663)		(64,478)		(108,565)		(134,270)
Real estate taxes		(17,837)		(19,148)		(36,285)		(39,067)
Maintenance and repairs		(6,042)		(11,298)		(17,250)		(24,074)
General and administrative		(18,727)		(14,427)		(36,563)		(36,434)
Loss on impairment		(13,274)		(41,608)		(146,918)		(66,433)
Litigation settlement		—		—		—		(88,150)
Other		(242)		(34)		(400)		(34)
Total operating expenses		(125,691)		(177,525)		(388,596)		(443,974)
OTHER INCOME (EXPENSES):
Interest and other income		891		356		3,288		845
Interest expense		(52,631)		(52,482)		(99,623)		(106,480)
Gain on extinguishment of debt		—		—		—		71,722
Gain on sales of real estate assets		2,623		5,527		2,763		5,755
Income tax provision		(16,117)		(813)		(16,643)		(952)
Equity in earnings (losses) of unconsolidated affiliates		(6,079)		1,872		(5,061)		5,180
Total other expenses		(71,313)		(45,540)		(115,276)		(23,930)
Net loss		(72,793)		(29,688)		(212,087)		(76,497)
Net loss attributable to noncontrolling interests in:
Operating Partnership		2,077		5,454		18,491		13,212
Other consolidated subsidiaries		487		57		694		132
Net loss attributable to the Company		(70,229)		(24,177)		(192,902)		(63,153)
Preferred dividends declared		—		(11,223)		—		(22,446)
Preferred dividends undeclared		(11,223)		—		(22,446)		—
Net loss attributable to common shareholders	$	(81,452)	$	(35,400)	$	(215,348)	$	(85,599)
Basic and diluted per share data attributable to common shareholders:
Net loss attributable to common shareholders	$	(0.42)	$	(0.20)	$	(1.16)	$	(0.49)
Weighted-average common and potential dilutive common shares outstanding		191,962		173,473		185,547		173,363

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except share data)

(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Net loss	$	(72,793)	$	(29,688)	$	(212,087)	$	(76,497)

Other comprehensive loss:
Unrealized loss on available-for-sale securities		(64)		—		(42)		—

Comprehensive loss		(72,857)		(29,688)		(212,129)		(76,497)
Comprehensive loss attributable to noncontrolling interests in:
Operating Partnership		2,080		5,454		18,494		13,212
Other consolidated subsidiaries		487		57		694		132
Comprehensive loss attributable to the Company:	$	(70,290)	$	(24,177)	$	(192,941)	$	(63,153)

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Equity

(In thousands, except share data)

(Unaudited)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Dividends in Excess of Cumulative Earnings		Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2019	$3,575	$25	$1,727	$1,968,280	$	(1,005,895)	$964,137	$68,028	$1,032,165
Net loss	(453)	—	—	—		(38,976)	(38,976)	(7,380)	(46,356)
Dividends declared - common stock ($0.075 per share)	—	—	—	—		(13,010)	(13,010)	—	(13,010)
Dividends declared - preferred stock	—	—	—	—		(11,223)	(11,223)	—	(11,223)
Issuance of 863,174 shares of common stock and restricted common stock	—	—	9	708		—	717	—	717
Cancellation of 57,656 shares of restricted common stock	—	—	(1)	(133)		—	(134)	—	(134)
Performance stock units	—	—	—	313		—	313	—	313
Amortization of deferred compensation	—	—	—	1,033		—	1,033	—	1,033
Adjustment for noncontrolling interests	1,038	—	—	(2,356)		—	(2,356)	1,318	(1,038)
Distributions to noncontrolling interests	(1,143)	—	—	—		—	—	(4,450)	(4,450)
Contributions from noncontrolling interests	—	—	—	—		—	—	455	455
Balance, March 31, 2019	$3,017	$25	$1,735	$1,967,845	$	(1,069,104)	$900,501	$57,971	$958,472
Net loss	(317)	—	—	—		(24,177)	(24,177)	(5,194)	(29,371)
Dividends declared - preferred stock	—	—	—	—		(11,223)	(11,223)	—	(11,223)
Issuances of 15,634 shares of common stock and restricted common stock	—	—	—	21		—	21	—	21
Cancellation of 5,717 shares of restricted common stock	—	—	—	(5)		—	(5)	—	(5)
Performance stock units	—	—	—	312		—	312	—	312
Amortization of deferred compensation	—	—	—	587		—	587	—	587
Adjustment for noncontrolling interests	1,130	—	—	(2,211)		—	(2,211)	1,081	(1,130)
Contributions from noncontrolling interests	—	—	—	—		—	—	4,148	4,148
Distributions to noncontrolling interests	(1,143)	—	—	—		—	—	(3,225)	(3,225)
Balance, June 30, 2019	$2,687	$25	$1,735	$1,966,549	$	(1,104,504)	$863,805	$54,781	$918,586

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income		Dividends in Excess of Cumulative Earnings		Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2020	$2,160	$25	$1,741	$1,965,897		$—	$	(1,161,351)	$806,312	$55,553	$861,865
Net loss	(1,158)	—	—	—		—		(122,673)	(122,673)	(15,463)	(138,136)
Other comprehensive income	—	—	—	—		22		—	22	—	22
Conversion of 16,333,947 Operating Partnership common units into shares of common stock	—	—	163	20,888		—		—	21,051	(21,051)	—
Issuance of 1,633,345 shares of common stock and restricted common stock	—	—	17	520		—		—	537	—	537
Cancellation of 116,781 shares of restricted common stock	—	—	(1)	(96)		—		—	(97)	—	(97)
Amortization of deferred compensation	—	—	—	633		—		—	633	—	633
Performance stock units	—	—	—	390		—		—	390	—	390
Adjustment for noncontrolling interests	60	—	—	(10,341)		—			(10,341)	10,281	(60)
Distributions to noncontrolling interests	—	—	—	—		—		—	—	(731)	(731)
Contributions from noncontrolling interests	—	—	—	—		—		—	—	668	668
Balance, March 31, 2020	1,062	25	1,920	1,977,891		22		(1,284,024)	695,834	29,257	725,091
Net loss	(654)	—	—	—		—		(70,229)	(70,229)	(1,910)	(72,139)
Other comprehensive loss	—	—	—	—		(64)		—	(64)	—	(64)
Issuance of 5,891 shares of common stock and restricted common stock	—	—	—	2		—		—	2	—	2
Cancellation of 20,059 shares of restricted common stock	—	—	—	(14)		—		—	(14)	—	(14)
Amortization of deferred compensation	—	—	—	384		—		—	384	—	384
Performance stock units	—	—	—	379		—		—	379	—	379
Adjustment for noncontrolling interests	117	—	—	3,812		—		—	3,812	(3,929)	(117)
Distributions to noncontrolling interests	—	—	—	—		—		—	—	(94)	(94)
Contributions from noncontrolling interests	—	—	—	—		—		—	—	25	25
Balance, June 30, 2020	$525	$25	$1,920	$1,982,454	$	(42)	$	(1,354,253)	$630,104	$23,349	$653,453

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020		2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$	(212,087)	$	(76,497)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization		108,565		134,270
Net amortization of deferred financing costs, premiums on available-for-sale securities and debt premiums and discounts		4,595		4,306
Net amortization of intangible lease assets and liabilities		(753)		(1,071)
Gain on sales of real estate assets		(2,763)		(5,755)
Gain on insurance proceeds		(511)		(421)
Write-off of development projects		400		34
Share-based compensation expense		2,293		2,938
Loss on impairment		146,918		66,433
Gain on extinguishment of debt		—		(71,722)
Equity in (earnings) losses of unconsolidated affiliates		5,061		(5,180)
Distributions of earnings from unconsolidated affiliates		3,797		11,320
Change in estimate of uncollectable rental revenues		41,955		1,692
Change in deferred tax accounts		15,596		90
Changes in:
Tenant and other receivables		(87,298)		(473)
Other assets		753		(2,036)
Accounts payable and accrued liabilities		11,849		68,104
Net cash provided by operating activities		38,370		126,032
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets		(36,413)		(51,148)
Proceeds from sales of real estate assets		3,579		69,238
Purchase of available-for-sale securities		(153,193)		—
Proceeds from insurance		600		740
Payments received on mortgage and other notes receivable		703		1,346
Additional investments in and advances to unconsolidated affiliates		(10,990)		(780)
Distributions in excess of equity in earnings of unconsolidated affiliates		5,255		8,565
Changes in other assets		(920)		(857)
Net cash provided by (used in) investing activities		(191,379)		27,104
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness		365,000		1,019,369
Principal payments on mortgage and other indebtedness		(120,467)		(1,113,337)
Additions to deferred financing costs		(240)		(15,546)
Proceeds from issuances of common stock		5		38
Contributions from noncontrolling interests		693		4,603
Payment of tax withholdings for restricted stock awards		(87)		(132)
Distributions to noncontrolling interests		(825)		(11,722)
Dividends paid to holders of preferred stock		—		(22,446)
Dividends paid to common shareholders		—		(25,959)
Net cash provided by (used in) financing activities		244,079		(165,132)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		91,070		(11,996)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period		59,058		57,512
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period		$150,128		$45,516
Reconciliation from consolidated statements of cash flows to consolidated balance sheets:
Cash and cash equivalents		$123,388		$20,483
Restricted cash (1):
Restricted cash		249		84
Mortgage escrows		26,491		24,949
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period		$150,128		$45,516

SUPPLEMENTAL INFORMATION
Cash paid for interest, net of amounts capitalized		$51,703		$105,621

(1)	Included in intangible lease assets and other assets in the condensed consolidated balance sheets.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership

Condensed Consolidated Balance Sheets

(In thousands, except unit data)

(Unaudited)

ASSETS (1)	June 30, 2020	December 31, 2019
Real estate assets:
Land	$719,497	$730,218
Buildings and improvements	5,285,259	5,631,831
	6,004,756	6,362,049
Accumulated depreciation	(2,199,622)	(2,349,404)
	3,805,134	4,012,645
Developments in progress	30,600	49,351
Net investment in real estate assets	3,835,734	4,061,996
Cash and cash equivalents	123,380	32,813
Available-for-sale securities - at fair value (amortized cost of $152,460 in 2020)	152,418	—
Receivables:
Tenant	125,930	75,252
Other	5,409	10,744
Mortgage and other notes receivable	2,729	4,662
Investments in unconsolidated affiliates	301,677	307,885
Intangible lease assets and other assets	108,235	129,354
	$4,655,512	$4,622,706
LIABILITIES, REDEEMABLE INTERESTS AND CAPITAL
Mortgage and other indebtedness, net	$3,774,034	$3,527,015
Accounts payable and accrued liabilities	227,218	231,377
Total liabilities (1)	4,001,252	3,758,392
Commitments and contingencies (Note 8 and Note 12)
Redeemable common units	525	2,160
Partners' capital:
Preferred units	565,212	565,212
Common units:
General partner	658	2,765
Limited partners	64,772	270,216
Accumulated other comprehensive loss	(42)	—
Total partners' capital	630,600	838,193
Noncontrolling interests	23,135	23,961
Total capital	653,735	862,154
	$4,655,512	$4,622,706

(1)

As of June 30, 2020, includes $369,359 of assets related to consolidated variable interest entities that can only be used to settle obligations of the consolidated variable interest entities and $171,518 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Operating Partnership. See Note 7 ..

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership

Condensed Consolidated Statements of Operations

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
REVENUES:
Rental revenues		$120,222		$185,393		$281,395		$376,373
Management, development and leasing fees		1,055		2,586		3,147		5,109
Other		2,934		5,398		7,243		9,925
Total revenues		124,211		193,377		291,785		391,407
OPERATING EXPENSES:
Property operating		(16,906)		(26,532)		(42,615)		(55,512)
Depreciation and amortization		(52,663)		(64,478)		(108,565)		(134,270)
Real estate taxes		(17,837)		(19,148)		(36,285)		(39,067)
Maintenance and repairs		(6,042)		(11,298)		(17,250)		(24,074)
General and administrative		(18,727)		(14,427)		(36,563)		(36,434)
Loss on impairment		(13,274)		(41,608)		(146,918)		(66,433)
Litigation settlement		—		—		—		(88,150)
Other		(242)		(34)		(400)		(34)
Total operating expenses		(125,691)		(177,525)		(388,596)		(443,974)
OTHER INCOME (EXPENSES):
Interest and other income		891		356		3,288		845
Interest expense		(52,631)		(52,482)		(99,623)		(106,480)
Gain on extinguishment of debt		—		—		—		71,722
Gain on sales of real estate assets		2,623		5,527		2,763		5,755
Income tax provision		(16,117)		(813)		(16,643)		(952)
Equity in earnings (losses) of unconsolidated affiliates		(6,079)		1,872		(5,061)		5,180
Total other expenses		(71,313)		(45,540)		(115,276)		(23,930)
Net loss		(72,793)		(29,688)		(212,087)		(76,497)
Net loss attributable to noncontrolling interests		487		57		694		132
Net loss attributable to the Operating Partnership		(72,306)		(29,631)		(211,393)		(76,365)
Distributions to preferred unitholders declared		—		(11,223)		—		(22,446)
Distributions to preferred unitholders undeclared		(11,223)		—		(22,446)		—
Net loss attributable to common unitholders	$	(83,529)	$	(40,854)	$	(233,839)	$	(98,811)
Basic and diluted per unit data attributable to common unitholders:
Net loss attributable to common unitholders	$	(0.41)	$	(0.20)	$	(1.16)	$	(0.49)
Weighted-average common and potential dilutive common units outstanding		201,702		200,231		201,480		200,122

The accompanying notes are an integral part of these condensed consolidated statements .

CBL & Associates Limited Partnership

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Net loss	$	(72,793)	$	(29,688)	$	(212,087)	$	(76,497)

Other comprehensive income:
Unrealized loss on available-for-sale securities		(64)		—		(42)		—

Comprehensive loss		(72,857)		(29,688)		(212,129)		(76,497)
Comprehensive loss attributable to noncontrolling interests		487		57		694		132
Comprehensive loss attributable to the Operating Partnership:	$	(72,370)	$	(29,631)	$	(211,435)	$	(76,365)

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership

Condensed Consolidated Statements of Capital

(In thousands)

(Unaudited)

		Number of			Common Units
	Redeemable Common Units	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Total Partner's Capital	Noncontrolling Interests	Total Capital
Balance, January 1, 2019	$3,575	25,050	199,415	$565,212	$4,628	$450,507	$1,020,347	$12,111	$1,032,458
Net loss	(453)	—	—	11,223	(590)	(56,914)	(46,281)	(75)	(46,356)
Issuances of common units	—	—	863	—	—	717	717	—	717
Distributions declared - common units	(1,143)	—	—	—	(151)	(15,897)	(16,048)	—	(16,048)
Distributions declared - preferred units	—	—	—	(11,223)	—	—	(11,223)	—	(11,223)
Cancellation of restricted common units	—	—	(58)	—	—	(133)	(133)	—	(133)
Performance stock units	—	—	—	—	3	309	312	—	312
Amortization of deferred compensation	—	—	—	—	11	1,022	1,033	—	1,033
Allocation of partners' capital	1,038	—	—	—	(34)	(1,004)	(1,038)	—	(1,038)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,412)	(1,412)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	455	455
Balance, March 31, 2019	$3,017	25,050	200,220	$565,212	$3,867	$378,607	$947,686	$11,079	$958,765
Net loss	(317)	—	—	11,223	(414)	(40,123)	(29,314)	(57)	(29,371)
Distributions declared - common units	(1,143)	—	—	—	—	(1,239)	(1,239)	—	(1,239)
Distributions declared - preferred units	—	—	—	(11,223)	—	—	(11,223)	—	(11,223)
Issuances of common units	—	—	15	—	—	(17)	(17)	—	(17)
Cancellation of restricted common units	—	—	(5)	—	—	(6)	(6)	—	(6)
Performance stock units	—	—	—	—	3	310	313	—	313
Amortization of deferred compensation	—	—	—	—	6	581	587	—	587
Allocation of partners' capital	1,130	—	—	—	(14)	(1,116)	(1,130)	—	(1,130)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4,148	4,148
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,948)	(1,948)
Balance, June 30, 2019	$2,687	25,050	200,230	$565,212	$3,448	$336,997	$905,657	$13,222	$918,879

CBL & Associates Limited Partnership

Condensed Consolidated Statements of Capital

(Continued)

(In thousands)

(Unaudited)

		Number of			Common Units
	Redeemable Common Units	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Income		Total Partner's Capital	Noncontrolling Interests	Total Capital
Balance, January 1, 2020	$2,160	25,050	200,189	$565,212	$2,765	$270,216		$—	$838,193	$23,961	$862,154
Net loss	(1,158)	—	—	—	(1,406)	(136,523)		—	(137,929)	(207)	(138,136)
Other comprehensive income	—	—	—	—	—	—		22	22	—	22
Issuances of common units	—	—	1,633	—	—	536		—	536	—	536
Cancellation of restricted common units	—	—	(116)	—	—	(97)		—	(97)	—	(97)
Allocation of partners' capital	60	—	—	—	(1)	(64)		—	(65)	—	(65)
Amortization of deferred compensation	—	—	—	—	18	615		—	633	—	633
Adjustment to record redeemable interests at redemption value	—	—	—	—	(8)	8		—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—		—	—	(731)	(731)
Contributions from noncontrolling interests	—	—	—	—	—	—		—	—	668	668
Performance stock units	—	—	—	—	4	386		—	390	—	390

Balance, March 31, 2020	1,062	25,050	201,706	565,212	1,372	135,077		22	701,683	23,691	725,374
Net loss	(654)	—	—	—	(728)	(70,924)		—	(71,652)	(487)	(72,139)
Other comprehensive loss	—	—	—	—	—	—		(64)	(64)	—	(64)
Issuances of common units	—	—	6	—	—	2		—	2	—	2
Cancellation of restricted common units	—	—	(21)	—	—	(14)		—	(14)	—	(14)
Allocation of partners' capital	117	—	—	—	(1)	(117)		—	(118)	—	(118)
Amortization of deferred compensation	—	—	—	—	11	373		—	384	—	384
Distributions to noncontrolling interests	—	—	—	—	—	—		—	—	(94)	(94)
Contributions from noncontrolling interests	—	—	—	—	—	—		—	—	25	25
Performance stock units	—	—	—	—	4	375		—	379	—	379

Balance, June 30, 2020	$525	25,050	201,691	$565,212	$658	$64,772	$	(42)	$630,600	$23,135	$653,735

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020		2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$	(212,087)	$	(76,497)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization		108,565		134,270
Net amortization of deferred financing costs, premiums on available-for-sale securities and debt premiums and discounts		4,595		4,306
Net amortization of intangible lease assets and liabilities		(753)		(1,071)
Gain on sales of real estate assets		(2,763)		(5,755)
Gain on insurance proceeds		(511)		(421)
Write-off of development projects		400		34
Share-based compensation expense		2,293		2,938
Loss on impairment		146,918		66,433
Gain on extinguishment of debt		—		(71,722)
Equity in (earnings) losses of unconsolidated affiliates		5,061		(5,180)
Distributions of earnings from unconsolidated affiliates		3,797		11,321
Change in estimate of uncollectable rental revenues		41,955		1,692
Change in deferred tax accounts		15,596		90
Changes in:
Tenant and other receivables		(87,298)		(473)
Other assets		753		(2,036)
Accounts payable and accrued liabilities		11,845		68,102
Net cash provided by operating activities		38,366		126,031
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets		(36,413)		(51,148)
Proceeds from sales of real estate assets		3,579		69,238
Purchase of available-for-sale securities		(153,193)		—
Proceeds from insurance		600		740
Payments received on mortgage and other notes receivable		703		1,346
Additional investments in and advances to unconsolidated affiliates		(10,990)		(780)
Distributions in excess of equity in earnings of unconsolidated affiliates		5,255		8,565
Changes in other assets		(920)		(857)
Net cash provided by (used in) investing activities		(191,379)		27,104
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness		365,000		1,019,369
Principal payments on mortgage and other indebtedness		(120,467)		(1,113,337)
Additions to deferred financing costs		(240)		(15,546)
Proceeds from issuances of common units		5		38
Contributions from noncontrolling interests		693		4,603
Payment of tax withholdings for restricted stock awards		(87)		(132)
Distributions to noncontrolling interests		(825)		(5,646)
Distributions to preferred unitholders		—		(22,446)
Distributions to common unitholders		—		(32,035)
Net cash provided by (used in) financing activities		244,079		(165,132)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		91,066		(11,997)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period		59,054		57,512
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period		$150,120		$45,515
Reconciliation from consolidated statements of cash flows to consolidated balance sheets:
Cash and cash equivalents		$123,380		$20,482
Restricted cash (1):
Restricted cash		249		84
Mortgage escrows		26,491		24,949
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period		$150,120		$45,515

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized		$51,703		$105,621

(1)	Included in intangible lease assets and other assets in the condensed consolidated balance sheets.

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

As of June 30, 2020, the Operating Partnership owned interests in the following properties:

		All Other Properties
	Malls (1)	Associated Centers	Community Centers	Office Buildings and Other		Total
Consolidated Properties	53	20	1	4	(2)	78
Unconsolidated Properties (3)	10	3	5	3		21
Total	63	23	6	7		99

(1)	Category consists of regional malls, open-air centers and outlet centers (including one mixed-use center).
(2)	Includes CBL's two corporate office buildings.
(3)	The Operating Partnership accounts for these investments using the equity method because one or more of the other partners have substantive participating rights.

At June 30, 2020, the Operating Partnership had an interest in one self-storage facility that was under development (the "Construction Properties").

The Malls, All Other Properties ("Associated Centers, Community Centers, Office Buildings and Other") and the Construction Properties are collectively referred to as the “Properties” and individually as a “Property.”

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At June 30, 2020, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 94.2% limited partner interest for a combined interest held by CBL of 95.2%.

The noncontrolling interest in the Operating Partnership is held by CBL & Associates, Inc., its shareholders and affiliates and certain senior officers of the Company (collectively "CBL's Predecessor"), all of which contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993, and by various third parties. In March 2020, the Company issued 16,333,947 shares of the Company’s common stock to CBL’s Predecessor in exchange for a like number of common units of limited partnership interest in the Operating Partnership pursuant to exchange notices received from CBL’s Predecessor. At June 30, 2020, CBL’s Predecessor owned a 0.9% limited partner interest and third parties owned a 3.9% limited partner interest in the Operating Partnership.  CBL's Predecessor also owned 19.9 million shares of CBL’s common stock at June 30, 2020, for a total combined effective interest of 10.7% in the Operating Partnership.

The Operating Partnership conducts the Company’s property management and development activities through its wholly owned subsidiary, CBL & Associates Management, Inc. (the “Management Company”), to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. All intercompany transactions have been eliminated. The results for the interim period ended June 30 , 2020 are not necessarily indicative of the results to be obtained for the full fiscal year.

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

Listing Criteria

On February 5, 2020, the Company received notice from the New York Stock Exchange ("NYSE") that its common stock is no longer in compliance with NYSE continued listing criteria set forth in Section 802.01C of the Listed Company Manual of the NYSE, which require listed companies to maintain an average closing share price of at least $1.00 over a period of 30 consecutive trading days. The Company has until October 14, 2020, inclusive of extensions of the cure period provided by the NYSE in response to the COVID-19 pandemic, to regain compliance with the continued listing criteria. During this period, the Company expects its common stock to continue to trade on the NYSE, which will allow for flexibility in addressing this matter. On May 7, 2020, the Company’s shareholders voted to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split at a ratio between 1-for-5 and 1-for-25, and a proportionate reduction in the number of authorized shares of common stock, to be determined at the discretion of the board of directors for the purpose of complying with NYSE Listing Standards, subject to the board of directors’ discretion to abandon this amendment. The Company’s board of directors has not yet taken action to effect the reverse stock split . The Company intends to actively evaluate and monitor the price of its common stock between the date of this report and October 2020. A delisting of the Company’s common stock from the NYSE could negatively impact it by, among other things, reducing the trading liquidity of, and the market price for, its common stock.

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

The Operating Partnership received notices of default and reservation of rights letters from the administrative agent under the secured credit facility asserting that certain defaults and events of default have occurred and continue to exist as of June 30, 2020 by reason of the Operating Partnership’s failure to comply with certain restrictive covenants, including the liquidity covenant, in the secured credit facility. As of the date of this report, the lenders under the secured credit facility have not accelerated the outstanding amount due and payable on the loans or commenced foreclosure proceedings, but they may seek to exercise one or more of these remedies in the future.

Management has engaged Weil, Gotshal & Manges LLP and Moelis & Company LLC (the “Advisors”) to assist the Company in exploring several alternatives to reduce overall leverage and interest expense and to extend the maturity of its debt including (i) the senior secured credit facility, which includes a revolving facility with a balance of $675,925 and term loan with a balance of $447,500 as of June 30, 2020, that matures in July 2023 and (ii) the Notes with balances of $450,000, $300,000, and $625,000, as of June 30, 2020, that mature in December 2023 , October 2024 and December 2026 , respectively, as well as the cumulative unpaid dividends on the Company’s preferred stock and the special common units of limited partnership interest in the Operating Partnership. The Advisors commenced discussions in May 2020 with advisors to certain holders of the N otes and the credit committee of the senior secured credit facility. Management may pursue a comprehensive capital structure solution that will address the Company’s funded indebtedness and outstanding equity interests that may result in the reorganization of the Company.

Given the impact of the COVID-19 pandemic on the retail and broader markets, the ongoing weakness of the credit markets, and the Operating Partnership’s default of certain restrictive covenants, the Company believes that there is substantial doubt that it will continue to operate as a going concern within one year after the date these condensed consolidated financial statements are issued.  The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the condensed consolidated financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements or disclosures.

Lease Modification Q&A	April 1, 2020 – Prospective

In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance related to lease concessions provided as a result of COVID-19. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A clarifies that entities may elect to not evaluate whether lease-related relief that lessors provide to mitigate the economic effects of COVID-19 on lessees is a lease modification under Topic 842, Leases .. Instead, an entity that elects not to evaluate whether a concession directly related to COVID-19 is a modification can then elect whether to apply the modification guidance (i.e. assume the relief was always contemplated by the contract or assume the relief was not contemplated by the contract). Both lessees and lessors may make this election.

The Company has elected to apply the relief provided under the Lease Modification Q&A and will avail itself of the election to avoid performing a lease by lease analysis for the lease concessions that were (1) granted as relief due to the COVID-19 pandemic and (2) result in the cash flows remaining substantially the same or less than the original contract. The Lease Modification Q&A had a material impact on the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2020. However, its future impact to the Company is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering such concessions.

The Lease Modification Q&A allows the Company to determine accounting policy elections at a disaggregated level, and the elections should be applied consistently by either the type of concession, underlying asset class or on another reasonable basis. As a result, the Company has made the following policy elections based on the type of concession agreed to with the respective tenant.

Rent Deferrals

The Company will account for rental deferrals using the receivables model as described within the Lease Modification Q&A. Under the receivables model, the Company will continue to recognize lease revenue in a manner that is unchanged from the original lease agreement and continue to recognize lease receivables and rental revenue during the deferral period.

Rent Abatements

The Company will account for rental abatements using the negative variable income model as described within the Lease Modification Q&A. Under the negative variable income model, the Company will recognize negative variable rent for the current period reduction of rental revenue associated with any lease concessions we provide.

At June 30, 2020, the Company’s receivables include $9,129 related to receivables that have been deferred and are to be repaid over periods generally starting in late 2020 and extending for some portion of 2021. The Company granted abatements of $1,848 for the three and six months ended June 30, 2020. As of early August 2020, the Company estimates that it will defer $15,500 of rents that were billed for April, May and June 2020 based on agreements that have been executed or are in active negotiation. The Company continues to assess rent relief requests from its tenants but is unable to predict the resolution or impact of these discussions.

Accounting Guidance Not Yet Adopted
Description	Financial Statement Effect and Other Information
ASU 2020-04, Reference Rate Reform

On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting , which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions as of June 30, 2020, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

Accounts Receivable

Receivables include amounts billed and currently due from tenants pursuant to lease agreements and receivables attributable to straight-line rents associated with those lease agreements. Individual leases where the collection of rents is in dispute are assessed for collectability based on management’s best estimate of collection considering the anticipated outcome of the dispute. Individual leases that are not in dispute are assessed for collectability and upon the determination that the collection of rents over the remaining lease term is not probable, accounts receivable are reduced as an adjustment to rental revenues. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further, management assesses whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical collection levels and current economic trends. An allowance for the uncollectible portion of the portfolio is recorded as an adjustment to rental revenues.  Management’s estimate of the collectability of accounts receivable from tenants is based on the best information available to management at the time of evaluation.

The duration of the COVID-19 pandemic and our tenants’ ability to resume operations once governmental and legislative restrictions are lifted has caused uncertainty in the Company’s ongoing ability to collect rents when due. Considering the potential impact of these uncertainties, management’s collection assessment also took into consideration the type of retailer and current discussions with the tenants, as well as recent rent collection experience and tenant bankruptcies based on the best information available to management at the time of evaluation. For the three and six months ended June 30, 2020, the Company recorded $36,912 and $40,692, respectively, associated with potentially uncollectible revenues, which includes $1,088 and $2,557, respectively, for straight-line rent receivables ..

Carrying Value of Long-Lived Assets and Investment in Unconsolidated Affiliates

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

As of June 30 , 2020, the Company’s evaluation of impairment of real estate assets considered its estimate of cash flow declines caused by the COVID-19 pandemic, but its other assumptions, including estimated hold period, were generally unchanged given the highly uncertain environment. The worsening of estimated future cash flows due to a change in the Company’s plans , policies, or views of market and economic conditions as it relates to one or more of its properties adversely impacted by the COVID-19 pandemic could result in the recognition of substantial impairment charges on its assets, which could adversely impact its financial results. For the three months ended June 30, 2020, the Company recorded an impairment charge of $ 13,274 related to one mall. For the six months ended June 30 , 2020, the Company recorded impairment charges of $ 146,918 related to three of its malls . As of June 30, 2020, four other properties had impairment indicators; however, based on the Company’s plans with respect to those properties and the economic environment as of June 30 , 2020, no additional impairment charges were recorded .

As of June 30, 2020, the Company’s estimates of fair value for each investment are based on a number of assumptions that are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates, and operating costs. Future declines in the fair value of the Company’s investments in unconsolidated affiliates, including those resulting from the adverse impact of the COVID-19 pandemic on the real estate assets owned by the unconsolidated affiliates, could result in the recognition of substantial impairment charges on its investments in unconsolidated affiliates to the extent such declines are determined to be other-than-temporary. No impairments of investments in unconsolidated affiliates were recorded in the three and six-month periods ended June 30, 2020 and 2019. As of June 30, 2020, there were indicators that the fair value of one investment in unconsolidated affiliates had declined below the Company’s carrying value of the investment; however, the decline was determined to not be other-than-temporary.

Note 3 – Revenues

Revenues

The following table presents the Company's revenues disaggregated by revenue source:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Rental revenues (1)	$120,222	$185,393	$281,395	$376,373
Revenues from contracts with customers (ASC 606):
Operating expense reimbursements (2)	2,103	2,061	4,492	4,204
Management, development and leasing fees (3)	1,055	2,586	3,147	5,109
Marketing revenues (4)	351	1,218	1,094	2,092
	3,509	5,865	8,733	11,405

Other revenues	480	2,119	1,657	3,629
Total revenues (5)	$124,211	$193,377	$291,785	$391,407

(1)

Revenues from leases that commenced subsequent to December 31, 2018 are accounted for in accordance with ASC 842, Leases , whereas all leases existing prior to that date are accounted for in accordance with ASC 840.

(2)

Includes $2,024 in the Malls segment and $79 in the All Other segment for the three months ended June 30, 2020, and includes $1,892 in the Malls segment and $169 in the All Other segment for the three months ended June 30, 2019.  Includes $4,345 in the Malls segment and $147 in the All Other segment for the six months ended June 30, 2020, and includes $4,084 in the Malls segment and $120 in the All Other segment for the six months ended June 30, 2019.

(3)	Included in All Other segment.
(4)	Marketing revenues solely relate to the Malls segment for all periods presented.
(5)	Sales taxes are excluded from revenues.

See Note 10 for information on the Company's segments.

Revenue from Contracts with Customers

Expected credit losses

During the three and six months ended June 30, 2020, the Company individually evaluated tenant receivables within the scope of ASC 606, of which a significant portion are short term. These receivables are assessed for collectability based on management’s best estimate of collection considering balances outstanding, historical collection levels and current economic trends. The Company recognized bad debt expense of $1,041 and $1,263 related to this class of receivables that were deemed uncollectable for the three and six months ended June 30, 2020, respectively.

Outstanding Performance Obligations

The Company has outstanding performance obligations related to certain noncancellable contracts with customers for which it will receive fixed operating expense reimbursements for providing certain maintenance and other services as described above. As of June 30, 2020, the Company expects to recognize these amounts as revenue over the following periods:

Performance obligation	Less than 5 years	5-20 years	Over 20 years	Total
Fixed operating expense reimbursements	$25,080	$52,220	$47,746	$125,046

The Company evaluates its performance obligations each period and makes adjustments to reflect any known additions or cancellations. Performance obligations related to variable consideration, which is based on sales, are constrained.

Note 4 – Leases

Lessor

The components of rental revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fixed lease payments	$99,150	$151,730	$236,544	$311,002
Variable lease payments	21,072	33,663	44,851	65,371
Total rental revenues	$120,222	$185,393	$281,395	$376,373

The undiscounted future fixed lease payments to be received under the Company's operating leases as of June 30, 2020, are as follows :

Years Ending December 31,	Operating Leases
2020 (1)	$242,571
2021	446,200
2022	376,986
2023	313,251
2024	248,727
2025	185,386
Thereafter	451,572
Total undiscounted lease payments	$2,264,693

(1)	Reflects rental payments for the fiscal period July 1, 2020 to December 31, 2020.

Lessee

The Company has eight ground leases and one office lease in which it is a lessee. The maturities of these leases range from 2021 to 2089 and generally provide for renewal options ranging from five to ten years. We included the renewal options in our lease terms for purposes of calculating our lease liability and ROU asset where we have plans to continue operating our assets under the current terms associated with each ground lease. The ground leases relate to properties where the Company owns the buildings and improvements, but leases the underlying land. The lease payments on the majority of the ground leases are fixed, but in the instances where they are variable they are either based on the CPI index or a percentage of sales. The one office lease is subleased as of June 30, 2020. As of June 30, 2020, these leases have a weighted-average remaining lease term of 42.9 years and a weighted-average discount rate of 8.1%.

The components of lease expense are presented below:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Lease expense:
Operating lease expense	$114	$207	$239	$425
Variable lease expense	31	(2)	116	30
Total lease expense	$145	$205	$355	$455

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

Fair Value Measurements on a Recurring Basis

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments.  Based on the interest rates for similar financial instruments, the carrying value of mortgage and other notes receivable is a reasonable estimate of fair value.  The estimated fair value of mortgage and other indebtedness was $2,652,997 and $2,970,246 at June 30, 2020 and December 31, 2019, respectively.  The fair value was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently.

During March 2020, the Company purchased U.S. Treasury securities that are scheduled to mature between April 2021 and June 2021. The Company has designated these securities as available-for-sale (“AFS”). The fair value of these securities was calculated based on quoted market prices in active markets and are included in the Level 1 fair value hierarchy. The Company believes the market for U.S. Treasury securities is an actively traded market given the high level of daily trading volume. The following table sets forth information regarding the Company’s AFS securities that were measured at fair value for the six months ended June 30, 2020:

AFS Security	Amortized Cost	Allowance for credit losses (1)	Total unrealized gains/(losses)	Fair Value
U.S. Treasury securities	$152,460	$—	$ (42)	$152,418
(1)

U.S Treasury securities have a long history with no credit losses. Additionally, the Company notes that U.S Treasury securities are explicitly fully guaranteed by a sovereign entity that can print its own currency and that the sovereign entity’s currency is routinely held by central banks and other major financial institutions, is used in international commerce, and commonly viewed as a reserve currency, all of which qualitatively indicate that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. Therefore, the Company did not record expected credit losses for its U.S Treasury securities for the three and six months ended June 30, 2020.

The Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), on January 1, 2020. Under ASC Topic 326-30, the Company elected to exclude applicable accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities, and separately present the accrued interest receivable balance within the Other Receivables line item of the condensed consolidated balance sheets. The accrued interest receivables balance totaled $329 as of June 30, 2020. The Company elected not to measure an allowance for credit losses on accrued interest receivable as an allowance on possible uncollectable accrued interest receivable is recorded in a timely manner.

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

Long-lived Assets Measured at Fair Value in 2020

The following table sets forth information regarding the Company's assets that are measured at fair value on a nonrecurring basis and related impairment charges for the six months ended June 30, 2020:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss on Impairment
2020:
Long-lived assets	$166,900	$—	$—	$166,900	$146,918

During the six months ended June 30, 2020, the Company recognized impairments of real estate of $146,918 related to three malls.

Impairment Date	Property	Location	Segment Classification	Loss on Impairment	Fair Value
March	Burnsville Center (1)	Burnsville, MN	Malls	$26,562	$47,300
March	Monroeville Mall (2)	Pittsburgh, PA	Malls	107,082	67,000
June	Asheville Mall (3)	Asheville, NC	Malls	13,274	52,600
				$146,918	$166,900

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

(3)

In accordance with the Company's quarterly impairment process, the Company wrote down the book value of the mall to its estimated fair value of $52,600. The mall had experienced a decline of NOI due to store closures and rent reductions. These factors resulted in a reduction of the expected hold period for this asset based on Management’s assessment that there was an increased likelihood that the loan secured by the mall may not be successfully restructured or refinanced. Management determined the fair value of Asheville Mall using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of ten years, with a sale at the end of the holding period, a capitalization rate of 13.25% and a discount rate of 14.0%.

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

During the six months ended June 30, 2019, the Company recognized impairments of real estate of $66,662 related to three malls and one community center:

Impairment Date	Property	Location	Segment Classification	Loss on Impairment	Fair Value
March	Greenbrier Mall (1)	Chesapeake, VA	Malls	$22,770	$56,300
March/April	Honey Creek Mall (2)	Terre Haute, IN	Malls	2,045	14,360
June	The Forum at Grandview (3)	Madison, MS	All Other	8,582	31,559
June	EastGate Mall (4)	Cincinnati, OH	Malls	33,265	25,100
January/March	Other adjustments (5)	Various	Malls	(229)	—
				$66,433	$127,319

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

(3)

The Company adjusted the book value to the net sales price of $31,559 based on a signed contract with a third-party buyer, adjusted to reflect estimated disposition costs. The property was sold in July 2019.

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

2020 Dispositions

The Company realized a gain of $2,623 related to the sale of two outparcels during the three months ended June 30, 2020, and realized a gain of $2,763 related to the sale of three outparcels during the six months ended June 30, 2020.

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

At June 30, 2020, the Company had investments in 29 entities, which are accounted for using the equity method of accounting. The Company's ownership interest in these unconsolidated affiliates ranges from 20% to 65%. Of these entities, 17 are owned in 50/50 joint ventures.

2020 Activity - Unconsolidated Affiliates

Atlanta Outlet JV, LLC

In February 2020, Atlanta Outlet JV, LLC, a 50/50 joint venture, closed on a new loan in the amount of $4,680, with an interest rate of LIBOR plus 2.5% and a maturity date of November 2023 .. Proceeds were used to retire the previous loan. The Operating Partnership and its joint venture partner have each guaranteed 100% of the loan. See Note 12 for more information.

BI Development II, LLC

In June 2020, the Company entered into a joint venture, BI Development II, LLC, to acquire, redevelop and operate the vacant Sears parcel at Northgate Mall in Chattanooga, TN. The Company has a 20% membership interest in the joint venture. As of June 30, 2020, the Company made no initial capital contribution and has no future funding obligations. The unconsolidated affiliate is a variable interest entity ("VIE").

CBL/T-C, LLC

As of June 30, 2020, the non-recourse loan that is secured by Oak Park Mall was in default. The loan, which matures in October 2025 , had an outstanding balance of $262,971 at June 30, 2020. The Company has been in discussions with the lender regarding a restructure of the loan. As of the date of this report, the lender has not accelerated the outstanding amount due and payable on the loan or commenced foreclosure proceedings, but it may seek to exercise one or more of these remedies in the future.

Condensed Combined Financial Statements - Unconsolidated Affiliates

Condensed combined financial statement information of the unconsolidated affiliates is as follows:

	June 30, 2020	December 31, 2019
ASSETS:
Investment in real estate assets	$2,324,956	$2,293,438
Accumulated depreciation	(835,032)	(803,909)
	1,489,924	1,489,529
Developments in progress	47,761	46,503
Net investment in real estate assets	1,537,685	1,536,032
Other assets	170,711	154,427
Total assets	$1,708,396	$1,690,459
LIABILITIES:
Mortgage and other indebtedness, net	$1,432,269	$1,417,644
Other liabilities	40,449	41,007
Total liabilities	1,472,718	1,458,651
OWNERS' EQUITY:
The Company	150,542	149,376
Other investors	85,136	82,432
Total owners' equity	235,678	231,808
Total liabilities and owners’ equity	$1,708,396	$1,690,459

	Three Months Ended June 30,
	2020		2019
Total revenues		$46,661	$54,230
Net income (loss) (1)	$	(6,511)	$2,993
(1) The Company's pro rata share of net income (loss) is $(6,079) and $1,872 for the three months ended June 30, 2020 and 2019, respectively.

	Six Months Ended June 30,
	2020		2019
Total revenues		$107,175	$110,097
Net income (loss) (1)	$	(1,468)	$9,003

(1)	The Company's pro rata share of net income (loss) is $(5,061) and $5,180 for the six months ended June 30, 2020 and 2019, respectively.

Noncontrolling Interests

Noncontrolling interests consist of the following:

	As of
	June 30, 2020	December 31, 2019
Noncontrolling interests:
Operating Partnership	$214	$31,592
Other consolidated subsidiaries	23,135	23,961
	$23,349	$55,553

Accounts Receivable

See Note 2 – Summary of Significant Accounting Policies for the Company’s accounting policy related to accounts receivable, which is also applicable to the unconsolidated affiliates. The duration of the COVID-19 pandemic and the unconsolidated affiliates’ tenants’ ability to resume operations once governmental and legislative restrictions are lifted has caused uncertainty in the unconsolidated affiliates’ ongoing ability to collect rents when due. Considering the potential impact of these uncertainties, the unconsolidated affiliates’ collection assessment also took into consideration the type of retailer and current discussions with the tenants, as well as recent rent collection experience and tenant bankruptcies based on the best information available to management at the time of evaluation. For the three and six months ended June 30, 2020, the unconsolidated affiliates recorded $11,799 and $13,535, respectively, associated with potentially uncollectible revenues, which includes $250 and $435, respectively, for straight-line rent receivables.

At June 30, 2020, the unconsolidated affiliates’ Receivables include $1,944 related to receivables that have been deferred and are to be repaid over periods generally starting in late 2020 and extending for some portion of 2021. The unconsolidated affiliates granted abatements of $1,191 for the three and six months ended June 30, 2020. As of early August 2020, the Company estimates that the unconsolidated affiliates will defer $3,200 of the rents that were billed for April, May and June 2020 based on agreements that have been executed or are in active negotiation. The unconsolidated affiliates continue to assess rent relief requests from their tenants but are unable to predict the resolution or impact of these discussions.

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

Consolidated VIEs

As of June 30, 2020, the Company had investments in 12 consolidated VIEs with ownership interests ranging from 50% to 92%.

Unconsolidated VIEs

The table below lists the Company's unconsolidated VIEs as of June 30, 2020:

Unconsolidated VIEs:	Investment in Real Estate Joint Ventures and Partnerships	Maximum Risk of Loss
Ambassador Infrastructure, LLC (1)	$—	$9,360
BI Development, LLC	—	—
BI Development II, LLC	—	—
Bullseye, LLC	—	—
Continental 425 Fund LLC	7,120	7,120
EastGate Storage, LLC (1)	654	3,904
Hamilton Place Self Storage (1)	1,406	8,408
Parkdale Self Storage, LLC (1)	1,088	7,588
PHG-CBL Lexington, LLC	35	35
Self Storage at Mid Rivers, LLC (1)	605	3,599
Shoppes at Eagle Point, LLC (1)	16,818	29,558
Vision - CBL Hamilton Place, LLC	3,620	3,620
	$31,346	$73,192

(1)	The Operating Partnership has guaranteed all or a portion of the debt of each of these VIEs. See Note 12 for more information.

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

The Company also provides a similar limited guarantee of the Operating Partnership's obligations with respect to its secured credit facility and secured term loan as of June 30, 2020.

Debt of the Operating Partnership

Net mortgage and other indebtedness consisted of the following:

	June 30, 2020		December 31, 2019
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating Properties	$1,230,227	5.19%	$1,330,561	5.27%
Senior unsecured notes due 2023 (2)	448,139	5.25%	447,894	5.25%
Senior unsecured notes due 2024 (3)	299,964	4.60%	299,960	4.60%
Senior unsecured notes due 2026 (4)	617,911	5.95%	617,473	5.95%
Total fixed-rate debt	2,596,241	5.31%	2,695,888	5.35%
Variable-rate debt:
Recourse loan on operating Property	41,500	2.82%	41,950	4.34%
Construction loan	27,215	3.07%	29,400	4.60%
Secured line of credit	675,925	2.42%	310,925	3.94%
Secured term loan	447,500	2.42%	465,000	3.94%
Total variable-rate debt	1,192,140	2.45%	847,275	3.98%
Total fixed-rate and variable-rate debt	3,788,381	4.41%	3,543,163	5.02%
Unamortized deferred financing costs (5)	(14,347)		(16,148)
Total mortgage and other indebtedness, net	$3,774,034		$3,527,015

(1)	Weighted-average interest rate includes the effect of debt premiums and discounts, but excludes amortization of deferred financing costs.
(2)	The balance is net of an unamortized discount of $1,861 and $2,106 as of June 30, 2020 and December 31, 2019, respectively.
(3)	The balance is net of an unamortized discount of $36 and $40 as of June 30, 2020 and December 31, 2019, respectively.
(4)	The balance is net of an unamortized discount of $7,090 and $7,527 as of June 30, 2020 and December 31, 2019, respectively.
(5)

Includes $4,795 of unamortized deferred financing costs related to the secured term loan and certain property-level, non-recourse mortgage loans that may be required to be written off in the event that a waiver or restructuring of terms cannot be negotiated and the debt is either redeemed or otherwise extinguished. Additionally, intangible lease assets and other assets includes $7,828 of unamortized deferred financing costs related to the secured line of credit that may be required to be written off in the event that a waiver or restructuring of terms cannot be negotiated and the debt is either redeemed or otherwise extinguished.

Non-recourse term loans, recourse term loans, the secured line of credit and the secured term loan include loans that are secured by Properties owned by the Company that have a net carrying value of $2,378,939 at June 30, 2020.

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
(2)

The Notes are redeemable at the Operating Partnership's election, in whole or in part from time to time, on not less than 30 days and not more than 60 days' notice to the holders of the Notes to be redeemed. The 2026 Notes, the 2024 Notes and the 2023 Notes may be redeemed prior to September 15, 2026, July 15, 2024, and September 1, 2023, respectively, for cash at a redemption price equal to the aggregate principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date and a make-whole premium calculated in accordance with the indenture. On or after the respective dates noted above, the Notes are redeemable for cash at a redemption price equal to the aggregate principal amount of the Notes to be redeemed plus accrued and unpaid interest. If redeemed prior to the respective dates noted above, each issuance of Notes is redeemable at the treasury rate plus 0.50%, 0.35 % and 0.40 % for the 2026 Notes, the 2024 Notes and the 2023 Notes, respectively.

The Company elected to not make the $11,813 interest payment due and payable on June 1, 2020, with respect to the Operating Partnership’s 5.25% senior unsecured notes due 2023 (the “2023 Notes”) (the “2023 Notes Interest Payment”). The Company also elected to not make the $18,594 interest payment due and payable on June 15, 2020, with respect to the Operating Partnership’s 5.95% senior unsecured notes due 2026 (the “2026 Notes”) (the “2026 Notes Interest Payment”). The Operating Partnership did not make either the 2023 Notes Interest Payment or the 2026 Notes Interest Payment by the last day of the respective 30-day grace periods provided for in the indenture governing the 2023 Notes and the 2026 Notes. The Operating Partnership’s failure to make the 2023 Notes Interest Payment and the 2026 Notes Interest Payment during the applicable grace periods constituted an “event of default” with respect to each of the 2023 Notes and the 2026 Notes.

The Company entered into forbearance agreements, as amended, with certain beneficial owners and/or investment advisors or managers of discretionary funds, accounts or other entities for the holders or beneficial owners (the “Holders”) of in excess of 50 % of the aggregate principal amount of each of the 2023 Notes and the 2026 Notes. Pursuant to the forbearance agreements, among other provisions, the Holders of the 2023 Notes and the 2026 Notes agreed to forbear from exercising any rights and remedies under the indenture governing the 2023 Notes and the 2026 Notes solely with respect to the respective defaults from the nonpayment of the 2023 Notes Interest Payment and the 2026 Notes Interest Payment. The event of default caused by the Operating Partnership’s failure to make the 2023 Notes Interest Payment and the 2026 Notes Interest Payment resulted in a cross default under the secured credit facility. The Company entered into a forbearance agreement, as amended, (the “Bank Forbearance Agreement”) with the administrative agent for the lenders under the secured credit facility pursuant to which, among other provisions, the administrative agent, on behalf of itself and the lenders, agreed to forbear from exercising any rights and remedies under the secured credit facility agreement solely with respect to the specified defaults (as defined in the Bank Forbearance Agreement), including the cross-default resulting from the failure to pay the 2023 Notes Interest Payment and the 2026 Notes Interest Payment .

On August 5, 2020, prior to the expiration of the forbearance periods in the forbearance agreements with the Holders of the 2023 Notes and the 2026 Notes and the Bank Forbearance Agreement, the Operating Partnership made the 2023 Notes Interest Payment to the holders of the 2023 Notes and the 2026 Notes Interest Payment to the holders of the 2026 Notes. Accordingly, from and after such payment, the nonpayment of each of the 2023 Notes Interest Payment and the 2026 Notes Interest Payment no longer constitutes (i) an “event of default” under the indenture governing the 2023 Notes and the 2026 Notes that occurred and is continuing or (ii) to the extent provided in the Bank Forbearance Agreement, an “event of default” under the secured credit facility. See Financial Covenants and Restrictions below for more information.

Senior Secured Credit Facility

The Company has a $1,185,000 senior secured credit facility, which includes a revolving line of credit with a borrowing capacity of $685,000 and a term loan with an outstanding balance of $447,500 at June 30, 2020. The facility matures in July 2023 and bore interest at a variable rate of LIBOR plus 2.25% through March 30, 2020. As described in Note 15 – Subsequent Events , on August 6, 2020, the Operating Partnership received a notice of imposition of base rate and post-default rate letter from the administrative agent under the secured credit facility, which (i) informed the Operating Partnership that following an asserted event of default on March 19, 2020, all outstanding loans were converted to base rate loans at the expiration of the applicable interest periods and (ii) seeks payment of $4,812 related thereto for April through June 2020. The base rate is defined as the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) the LIBOR Market Index Rate plus 1.0%, plus 1.25%. The base rate on June 30, 2020 was 4.50% based on the prime rate plus 1.25%. The administrative agent also informed the Operating Partnership that from and after August 6, 2020, interest will accrue on all outstanding obligations at the post-default rate, which is equal to the rate that otherwise would be in effect plus 5.0%. The post-default interest rate at the time of notification was 9.50%.

The Operating Partnership is required to pay an annual facility fee, to be paid quarterly, which ranges from 0.25% to 0.35%, based on the unused capacity of the line of credit. The principal balance on the term loan will be reduced by $35,000 per year in quarterly installments. At June 30, 2020, the secured line of credit had an outstanding balance of $675,925. In March 2020, the Company drew $280,000 on its secured credit facility to increase liquidity and preserve financial flexibility in light of the uncertainty surrounding the impact of COVID-19.

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

In connection with the Company’s election to not make the 2023 Notes Interest Payment and the 2026 Notes Interest Payment, the Company entered into forbearance agreements, as amended, with the Holders of in excess of 50 % of the aggregate principal amount of each of the 2023 Notes and the 2026 Notes. Pursuant to the forbearance agreements, among other provisions, the Holders of the 2023 Notes and the 2026 Notes agreed to forbear from exercising any rights and remedies under the indenture governing the 2023 Notes and the 2026 Notes solely with respect to the respective defaults from the nonpayment of the 2023 Notes Interest Payment and the 2026 Notes Interest Payment .. The event of default caused by the Operating Partnership’s failure to make the 2023 Notes Interest Payment and the 2026 Notes Interest Payment resulted in a cross default under the secured credit facility. The Company entered into a forbearance agreement, as amended, (the “Bank Forbearance Agreement”) with the administrative agent for the lenders under the secured credit facility pursuant to which, among other provisions, the administrative agent, on behalf of itself and the lenders, agreed to forbear from exercising any rights and remedies under the secured credit facility agreement solely with respect to the specified defaults (as defined in the Bank Forbearance Agreement), including the cross-default resulting from the failure to pay the 2023 Notes Interest Payment and the 2026 Notes Interest Payment .

On August 5, 2020, prior to the expiration of the forbearance periods in the forbearance agreements with the Holders of the 2023 Notes and the 2026 Notes and the Bank Forbearance Agreement, the Operating Partnership made the 2023 Notes Interest Payment to the holders of the 2023 Notes and the 2026 Notes Interest Payment to the holders of the 2026 Notes. Accordingly, from and after such payment, the nonpayment of each of the 2023 Notes Interest Payment and the 2026 Notes Interest Payment no longer constitutes (i) an “event of default” under the indenture governing the 2023 Notes and the 2026 Notes that occurred and is continuing or (ii) to the extent provided in the Bank Forbearance Agreement, an “event of default” under the secured credit facility.

On each of May 26, 2020, June 2, 2020, June 16, 2020 and August 6, 2020, the Operating Partnership received notices of default and reservation of rights letters from the administrative agent under the secured credit facility asserting that certain defaults and events of default have occurred and continue to exist by reason of the Operating Partnership’s failure to comply with certain restrictive covenants, including the liquidity covenant, in the secured credit facility and resulting from the failure to make the 2023 Notes Interest Payment and the 2026 Notes Interest Payment prior to the expiration of the applicable grace periods. In addition, as described in Note 15 – Subsequent Events , on August 6, 2020, the Operating Partnership received a notice of imposition of base rate and post-default rate letter from the administrative agent under the secured credit facility, which (i) informed the Operating Partnership that following an asserted event of default on March 19, 2020, all outstanding loans were converted to base rate loans at the expiration of the applicable interest periods and (ii) seeks payment of approximately $4,812 related thereto for April through June 2020. The base rate is defined as the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) the LIBOR Market Index Rate plus 1.0%, plus 1.25%. The base rate on June 30, 2020 was 4.50% based on the prime rate plus 1.25%. The administrative agent also informed the Operating Partnership that from and after August 6, 2020, interest will accrue on all outstanding obligations at the post-default rate, which is equal to the rate that otherwise would be in effect plus 5.0%. The post-default interest rate at the time of notification was 9.50%.

Violation of each of the covenants as described above provides the lenders with the option to accelerate the maturity of the secured credit facility. As of the date of this report, the lenders under the secured credit facility have not accelerated the outstanding amount due and payable on the loans or commenced foreclosure proceedings, but they may seek to exercise one or more of these remedies in the future. In addition, as a result of the events of default asserted by the administrative agent in such letters, the administrative agent may deny the Operating Partnership’s request for future LIBOR interest periods, which would result in an increase in annual interest expense of approximately $23,100 based on the base rate and $78,600 based on the post-default rate. The Operating Partnership has commenced discussions with the administrative agent on behalf of the lenders with respect to these assertions; however, there can be no assurance that the Operating Partnership will agree upon a favorable resolution with respect to such claims. Failure to reach a consensual resolution of these claims or to complete a refinancing or other restructuring could have a material adverse effect on the Operating Partnership’s liquidity, financial condition and results of operations, which may result in filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring plan. See Liquidity and Going Concern Considerations in Note 1 – Organization and Basis of Presentation and Note 15 – Subsequent Events for additional information.

Mortgages on Operating Properties

2020 Loan Repayments

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
February	Parkway Place	6.50%	July 2020	$33,186
February	Valley View Mall	6.50%	July 2020	51,360
				$84,546

(1)	The Company retired the loans with borrowings from its secured line of credit.

Loans in Default

As of June 30, 2020, six non-recourse loans that are each secured by one of the Company’s malls were in default. The Company has been in discussions with the lenders for each of these properties regarding a restructure of each respective loan. As of the date of this report, the lenders under each of these loans have not accelerated the outstanding amount due and payable on the loans or commenced foreclosure proceedings, but they may seek to exercise one or more of these remedies in the future. Management has previously impaired the mall that secures each loan due to a shortened expected hold period resulting from management’s assessment that there is an increased likelihood that the loan secured by each mall may not be successfully restructured or refinanced. The non-recourse loans that are in default at June 30, 2020 are as follows:

Property	Location	Interest Rate	Scheduled Maturity Date	Loan Amount
Greenbrier Mall	Chesapeake, VA	5.41%	Dec-19	$64,501
Hickory Point Mall	Forsyth, IL	5.85%	Dec-19	27,446
Burnsville Center	Burnsville, MN	6.00%	Jul-20	64,233
EastGate Mall	Cincinnati, OH	5.83%	Apr-21	31,952
Park Plaza	Little Rock, AR	5.28%	Apr-21	77,577
Asheville Mall	Asheville, NC	5.80%	Sep-21	63,041

Scheduled Principal Payments

As of June 30, 2020, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, including construction loans and the secured line of credit, are as follows:

2020 (1)	$101,401
2021	557,157
2022	465,844
2023	1,491,825
2024	341,398
2025	36,160
Thereafter	711,636
3,705,421
Net unamortized discounts and premium	(8,987)
Unamortized deferred financing costs	(14,347)
Principal balance of loans with a maturity date prior to June 30, 2020 (2)	91,947
Total mortgage and other indebtedness, net	$3,774,034

(1)	Reflects payments for the fiscal period July 1, 2020 through December 31, 2020.
(2)

Represents the aggregate principal balance as of June 30, 2020 of two non-recourse loans, secured by Greenbrier Mall and Hickory Point Mall, which were in default. The loans secured by Greenbrier Mall and Hickory Point Mall matured in December 2019.

Of the $101,401 of scheduled principal payments in 2020, $64,233 relates to the maturing principal balance of one operating property loan.

The Company’s mortgage and other indebtedness had a weighted-average maturity of 3.3 years as of June 30, 2020 and 3.7 years as of December 31, 2019.

Note 9 – Mortgage and Other Notes Receivable

The Company’s mortgage note receivable is collateralized by an assignment of 100% of the partnership interests that own the real estate assets.  Other notes receivable include amounts due from tenants and unsecured notes received from third parties as whole or partial consideration for property or investments.

Mortgage and other notes receivable consist of the following:

			As of June 30, 2020		As of December 31, 2019
	Maturity Date		Interest Rate	Balance	Interest Rate	Balance
Mortgages	Dec 2016	(1)	3.48%	$1,100	4.28% - 9.50%	$2,637
Other Notes Receivable	Sep 2021- Apr 2026		4.00% - 5.00%	1,629	4.00% - 5.00%	2,025
				$2,729		$4,662

(1)	Includes a $1,100 note with D'Iberville Promenade, LLC with a maturity date of December 2016, that is in default. This is secured by the joint venture partner’s interest in the joint venture.

Expected credit losses

As of June 30, 2020, the one mortgage note receivable is in default, but as noted above, the Company has a noncontrolling interest recorded related to the defaulting partner’s interest that serves as collateral on the note, and that amount is greater than the outstanding balance on the note. Based on this information, the Company did not record a credit loss for this class of receivables for the six months ended June 30, 2020.

During the six months ended June 30, 2020, the Company assessed each of its note receivables factoring in credit quality indicators such as collection experience and future expectations of performance to determine whether a credit loss should be recorded. Based on this information, the Company wrote off a $1,230 note receivable associated with amounts due from a government sponsored district at The Shoppes at St. Clair during the three months ended March 31, 2020. The Company did not record any other credit losses for this class of receivables for the three months ended June 30, 2020.

Note 10 – Segment Information

The Company measures performance and allocates resources according to property type, which is determined based on certain criteria such as type of tenants, capital requirements, economic risks, leasing terms, and short and long-term returns on capital. Rental income and tenant reimbursements from tenant leases provide the majority of revenues from all segments.

Information on the Company’s segments is presented as follows:

Three Months Ended June 30, 2020	Malls	All Other (1)		Total
Revenues (2)	$112,002		$12,209		$124,211
Property operating expenses (3)	(38,385)		(2,400)		(40,785)
Interest expense	(18,960)		(33,671)		(52,631)
Other expense	—		(242)		(242)
Gain on sales of real estate assets	—		2,623		2,623
Segment profit (loss)	$54,657	$	(21,481)		33,176
Depreciation and amortization					(52,663)
General and administrative expense					(18,727)
Interest and other income					891
Loss on impairment					(13,274)
Income tax provision					(16,117)
Equity in earnings (losses) of unconsolidated affiliates					(6,079)
Net loss				$	(72,793)
Capital expenditures (4)	$9,754		$1,377		$11,131

Three Months Ended June 30, 2019	Malls	All Other (1)		Total
Revenues (2)	$170,976		$22,401		$193,377
Property operating expenses (3)	(53,599)		(3,379)		(56,978)
Interest expense	(21,556)		(30,926)		(52,482)
Other expense	—		(34)		(34)
Gain on sales of real estate assets	2,478		3,049		5,527
Segment profit (loss)	$98,299	$	(8,889)		89,410
Depreciation and amortization					(64,478)
General and administrative expense					(14,427)
Interest and other income					356
Loss on impairment					(41,608)
Income tax provision					(813)
Equity in earnings (losses) of unconsolidated affiliates					1,872
Net loss				$	(29,688)
Capital expenditures (4)	$31,560		$1,413		$32,973

Six Months Ended June 30, 2020	Malls	All Other (1)		Total
Revenues (2)	$265,353		$26,432		$291,785
Property operating expenses (3)	(90,483)		(5,667)		(96,150)
Interest expense	(37,107)		(62,516)		(99,623)
Other expense	—		(400)		(400)
Gain (loss) on sales of real estate assets	(25)		2,788		2,763
Segment profit (loss)	$137,738	$	(39,363)		98,375
Depreciation and amortization					(108,565)
General and administrative expense					(36,563)
Litigation settlement					—
Interest and other income					3,288
Gain on extinguishment of debt					—
Loss on impairment					(146,918)
Income tax provision					(16,643)
Equity in earnings (losses) of unconsolidated affiliates					(5,061)
Net loss				$	(212,087)
Capital expenditures (4)	$27,810		$3,653		$31,463

Six Months Ended June 30, 2019	Malls	All Other (1)		Total
Revenues (2)	$354,840		$36,567		$391,407
Property operating expenses (3)	(110,780)		(7,873)		(118,653)
Interest expense	(44,746)		(61,734)		(106,480)
Other expense	—		(34)		(34)
Gain on sales of real estate assets	2,478		3,277		5,755
Segment profit (loss)	$201,792	$	(29,797)		171,995
Depreciation and amortization					(134,270)
General and administrative expense					(36,434)
Litigation settlement					(88,150)
Interest and other income					845
Gain on extinguishment of debt					71,722
Loss on impairment					(66,433)
Income tax provision					(952)
Equity in earnings (losses) of unconsolidated affiliates					5,180
Net loss				$	(76,497)
Capital expenditures (4)	$59,584		$1,528		$61,112

Total Assets	Malls	All Other (1)	Total
June 30, 2020	$3,994,951	$660,208	$4,655,159

December 31, 2019	$4,180,515	$441,831	$4,622,346

(1)	The All Other category includes associated centers, community centers, mortgage and other notes receivable, office buildings, self-storage facilities, corporate-level debt and the Management Company.
(2)	Management, development and leasing fees are included in the All Other category. See Note 3 for information on the Company's revenues disaggregated by revenue source for each of the above segments.
(3)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.
(4)	Includes additions to and acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

Note 11 – Earnings per Share and Earnings per Unit

Earnings per Share of the Company

Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potential dilutive common shares outstanding. The limited partners’ rights to convert their noncontrolling interests in the Operating Partnership into shares of common stock are not dilutive. There were no potential dilutive common shares and there were no anti-dilutive shares for the three and six month periods ended June 30, 2020 and 2019.

Earnings per Unit of the Operating Partnership

Basic earnings per unit (“EPU”) is computed using the two-class method. The two-class method is required when either (i) participating securities or (ii) multiple classes of common stock exists. The Operating Partnership’s special common units, and common units issued upon the conversion or redemption of special common units, meet the definition of participating securities as these units have the contractual right and obligation to share in the Operating Partnership’s net income (loss) and distributions. Under this approach net income (loss) attributable to common unitholders is reduced by the amount of distributions made (declared) to all common unitholders and by the amount of distributions that are required to be made (declared and undeclared) to special common unitholders. Distributed and undistributed earnings is subsequently divided by the weighted-average number of common and special common units outstanding for the period to compute basic EPU for each unit. Undistributed losses are allocated 100 percent to common units, other than common units issued upon the conversion or redemption of special common units. The special common units, and common units issued upon the conversion or redemption of special common units, only participate in undistributed losses in the event of a liquidation. Diluted EPU is computed by considering either the two-class method or the if-converted method, whichever results in more dilution. The if-converted method assumes the issuance of common units for all potential dilutive special common units outstanding. Due to the loss position (negative earnings) of the Operating Partnership for the three and six month periods ended June 30, 2020 and 2019 all special common units, and common units issued upon the conversion or redemption of special common units, are antidilutive. The calculation of diluted EPU through the if-converted method would reduce the loss per share (as a result of an increase number of shares in the denominator) for the common units. Therefore in a loss position diluted EPU is equal to basic EPU. There were no potential dilutive common units and there were no anti-dilutive units other than the special common units, and common units issued upon the conversion or redemption of special common units, outstanding for the three and six month periods ended June 30, 2020 and 2019.

The following table presents basic and diluted EPU for common and special common units for the three-month and six-month periods ended June 30, 2020 and 2019.

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except per unit data)		2020		2019		2020		2019
Net Loss Attributable to Common Unitholders	$	(83,529)	$	(40,854)	$	(233,839)	$	(98,811)
Distributions to Common Unitholders - Declared Only		—		(14,594)		—		(14,639)
Distributions to Special Common Unitholders - Declared and Undeclared
Common units issued on conversion of SCUs		—		(178)		—		(133)
S-SCUs		(1,143)		(1,143)		(2,286)		(2,286)
L-SCUs		-		(433)		(433)		(866)
K-SCUs		(844)		(844)		(1,687)		(1,687)
Total Undistributed Losses Available to Common and Special Common Unitholders	$	(85,516)	$	(58,046)	$	(238,245)	$	(118,421)

Distributed Earnings:
Common units issued on conversion of SCUs		—		—		—		133
S-SCUs		1,143		1,143		2,286		4,572
L-SCUs		433		433		433		1,732
K-SCUs		844		844		1,687		3,375
Common Units		—		—		—		14,639

Undistributed Losses:
Common units issued on conversion of SCUs		$—		$—		$—		$—
S-SCUs		—		—		—		—
L-SCUs		—		—		—		—
K-SCUs		—		—		—		—
Common Units		(85,513)		(43,274)		(238,243)		(201,801)

Weighted Average:
Common units issued on conversion of SCUs		1,697		1,770		1,697		1,758
S-SCUs		1,561		1,561		1,561		1,561
L-SCUs		572		572		572		572
K-SCUs		1,137		1,137		1,137		1,137
Common Units		196,736		195,192		196,513		195,142

Basic EPU:
Common units issued on conversion of SCUs		$—		$—		$—		$—
S-SCUs		0.73		0.73		1.46		2.93
L-SCUs		0.76		0.76		0.76		3.03
K-SCUs		0.74		0.74		1.48		2.97
Common Units		(0.43)		(0.22)		(1.21)		(0.96)

Total Basic EPU	$	(0.41)	$	(0.20)	$	(1.16)	$	(0.49)

Diluted EPU:
Common units issued on conversion of SCUs		$—		$—		$—		$—
S-SCUs		0.73		0.73		1.46		2.93
L-SCUs		0.76		0.76		0.76		3.03
K-SCUs		0.74		0.74		1.48		2.97
Common Units		(0.43)		(0.22)		(1.21)		(0.53)

Total Diluted EPU	$	(0.41)	$	(0.20)	$	(1.16)	$	(0.49)

For additional information regarding the participation rights and minimum distributions relating to the common and special common units, see Note 9. Shareholders’ Equity and Partners’ Capital and Note 10. Redeemable Interests and Noncontrolling Interests of the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2019.

Note 12 – Contingencies

Litigation

As previously disclosed, in April 2019, the Company entered into a settlement agreement and release with respect to the class action lawsuit filed on March 16, 2016 in the United States District Court for the Middle District of Florida by Wave Lengths Hair Salons of Florida, Inc. d/b/a Salon Adrian. Pursuant to the settlement agreement the Company set aside a common fund with a monetary and non-monetary value of $90,000 to be disbursed to class members in accordance with an agreed-upon formula that is based upon aggregate damages of $60,000. The Court granted final approval to the proposed settlement on August 22, 2019. The class members were comprised of past and current tenants at certain of the Company's shopping centers that it owns or formerly owned during the class period, which extended from January 1, 2011 through the date of preliminary court approval. Class members who are past tenants and made valid claim pursuant to the Court's order will receive payment of their claims in cash. Class members who are current tenants began receiving monthly credits against rents and future charges during the three months ended June 30, 2020 and will continue for the following five years. Any amounts under the settlement allocated to tenants with outstanding amounts payable to the Company, including tenants which have declared bankruptcy or declare bankruptcy over the relevant period, will first be deducted from the amounts owed to the Company. All attorney’s fees and associated costs to class counsel (up to a maximum of $27,000), incentive award to the class representative (up to a maximum of $50), and class administration costs (which are expected to not exceed $100), have or will be funded by the common fund, which has been approved by the Court. Under the terms of the settlement agreement, the Company did not pay any dividends to holders of its common shares payable in the third and fourth quarters of 2019. The settlement agreement does not restrict the Company's ability to declare dividends payable in 2020 or in subsequent years. The Company recorded an accrued liability and corresponding litigation settlement expense of $88,150 in the three months ended March 31, 2019 related to the settlement agreement. During the three-month periods ended September 30, 2019 and December 31, 2019, the Company reduced the accrued liability by $26,396, a majority of which was related to past tenants that did not submit a claim pursuant to the terms of the settlement agreement with the remainder relating to tenants that either opted out of the lawsuit or waived their rights to their respective settlement amounts. Additionally, the Company reduced the accrued liability during the three months ended December 31, 2019 by $23,050 related to attorney and administrative fees that were paid pursuant to the settlement agreement. During the three months and six months ended June 30, 2020, the Company reduced the accrued liability by $3,276, which was related to monthly credits against rents and other charges for current tenants. The Company received document requests in the third quarter of 2019, in the form of subpoenas, from the Securities and Exchange Commission and the Department of Justice regarding the Wave Lengths Hair Salons of Florida, Inc. litigation and other related matters. The Company is continuing to cooperate in these matters.

See Note 15 – Subsequent Events for discussion of events that occurred subsequent to June 30, 2020 in connection with the class action litigation settlement.

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

The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020							Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership		Maximum Guaranteed Amount	Debt Maturity Date (1)		June 30, 2020	December 31, 2019
West Melbourne I, LLC - Phase I	50%	$40,567	50%		$20,284	Feb-2021	(2)	$203	$199
West Melbourne I, LLC - Phase II	50%	14,603	50%		7,302	Feb-2021	(2)	73	78
Port Orange I, LLC	50%	53,792	50%		26,896	Feb-2021	(2)	269	270
Ambassador Infrastructure, LLC	65%	9,360	100%		9,360	Aug-2020		94	101
Shoppes at Eagle Point, LLC	50%	35,189	35%	(3)	12,740	Oct-2020	(4)	127	127
EastGate Storage, LLC	50%	6,439	50%	(5)	3,250	Dec-2022		33	33
Self Storage at Mid Rivers, LLC	50%	5,843	50%	(6)	2,994	Apr-2023		30	30
Parkdale Self Storage, LLC	50%	5,483	100%	(7)	6,500	Jul-2024		65	65
Hamilton Place Self Storage, LLC	54%	5,146	100%	(8)	7,002	Sep-2024		70	70
Atlanta Outlet JV, LLC	50%	4,680	100%		4,680	Nov-2023		—	—
Louisville Outlet Shoppes, LLC	50%	9,182	100%	(9)	9,182	Jul-2020		—	—
Total guaranty liability								$964	$973

(1)	Excludes any extension options.
(2)	These loans have two one-year extension options at the joint venture’s election.
(3)	The guaranty is for a fixed amount of $12,740 throughout the term of the loan, including any extensions.
(4)	The loan has one two-year extension option, at the joint venture's election, for an outside maturity date of October 2022.
(5)	The guaranty may be reduced to 25% once certain debt and operational metrics are met.
(6)	The guaranty may be reduced to 25% once certain debt and operational metrics are met.
(7)

Parkdale Self Storage, LLC, a 50/50 joint venture, closed on a construction loan with a total borrowing capacity of up to $6,500 for the development of a climate controlled self-storage facility adjacent to Parkdale Mall in Beaumont, TX. The Operating Partnership has a joint and several guaranty with its 50/50 partner. Therefore, the maximum guarantee is 100% of the loan.

(8)

Hamilton Place Self Storage, LLC, a 54/46 joint venture, closed on a construction loan with a total borrowing capacity of up to $7,002 for the development of a climate controlled self-storage facility adjacent to Hamilton Place in Chattanooga, TN. The Operating Partnership has guaranteed 100% of the construction loan, but it has a back-up guaranty with its joint venture partner for 50% of the construction loan. The guaranty may be reduced to 50% upon opening, and further reduced to 25% once certain debt and operations metrics are met.

(9)	In July 2020, the maturity date was extended to October 2020.

The Company has guaranteed the lease performance of York Town Center, LP ("YTC"), an unconsolidated affiliate in which the Company owns a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The maximum guaranteed obligation was $11,600 as of June 30, 2020.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not include an obligation for this guaranty because it determined that the fair value of the guaranty was not material as of June 30, 2020 and December 31, 2019.

Expected credit losses

During the three and six months ended June 30, 2020, the Company evaluated each guarantee individually by looking at the debt service ratio, cash flow forecasts and the performance of each loan. The result of the analysis was that each loan is current and performing, and if applicable, none of the loans that are guaranteed by the Company are in violation of their debt covenants, each operating property has positive cash flows that are sufficient to cover debt service and forecasted cash flows for each operating property do not indicate that there is more than a remote probability that the Company will be required to perform under each guaranty. Historically, the Company has not had to perform on any of its guarantees of unconsolidated affiliates’ debt. Based on current and future conditions, the Company does not expect to have to perform, and therefore did not record a credit loss for the three and six months ended June 30, 2020.

Performance Bonds

The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $4,902 and $13,660 at June 30, 2020 and December 31, 2019, respectively.

Note 13 – Share-Based Compensation

As of June 30, 2020, the Company has outstanding awards under the CBL & Associates Properties, Inc. 2012 Stock Incentive Plan (the “2012 Plan"), which was approved by the Company's shareholders in May 2012. The 2012 Plan permits the Company to issue stock options and common stock to selected officers, employees and non-employee directors of the Company up to a total of 10,400,000 shares. As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expense associated with the Company's share-based compensation plan.

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

Share-based compensation expense related to the restricted stock awards was $361 and $546 for the three months ended June 30, 2020 and 2019, respectively, and $1,505 and $2,259 for the six months ended June 30, 2020 and 2019, respectively. Share-based compensation cost capitalized as part of real estate assets was $5 and $27 for the three months ended June 30, 2020 and 2019, respectively, and $12 and $41 for the six months ended June 30, 2020 and 2019, respectively.

A summary of the status of the Company’s nonvested restricted stock awards as of June 30, 2020, and changes during the six months ended June 30, 2020, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2020	971,846	$5.16
Granted	1,628,397	$0.86
Vested	(1,051,783)	$2.86
Forfeited	(24,911)	$4.64
Nonvested at June 30, 2020	1,523,549	$2.16

As of June 30, 2020, there was $2,709 of total unrecognized compensation cost related to nonvested stock awards granted under the plans, which is expected to be recognized over a weighted-average period of 2.4 years.

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

Performance Stock Units

A summary of the status of the Company’s PSU activity as of June 30, 2020, and changes during the six months ended June 30, 2020, is presented below:

	PSUs	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2020	1,766,580	$2.96
2020 PSUs granted (1)	3,408,083	$0.84
Outstanding at June 30, 2020 (2)	5,174,663	$1.56

(1)	Includes 211,375 shares classified as a liability due to the potential cash component described above.
(2)	None of the PSUs outstanding at June 30, 2020 were vested.

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

The fair value of the potential cash component related to the 2020 PSUs is measured at each reporting period, using the same methodology as was used at the initial grant date, and classified as a liability on the condensed consolidated balance sheet as of June 30, 2020 with an adjustment to compensation expense. If the performance criterion is not satisfied at the end of the performance period for the 2020 PSUs, previously recognized compensation expense related to the liability-classified awards would be reversed as there would be no value at the settlement date.

Share-based compensation expense related to the PSUs was $(60) and $443 for the three months ended June 30, 2020 and 2019, respectively, and $418 and $869 for the six months ended June 30, 2020 and 2019, respectively. Unrecognized compensation costs related to the PSUs was $3,597 as of June 30, 2020, which is expected to be recognized over a weighted-average period of 4.2 years.

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

Note 14 – Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities were as follows:

	Six Months Ended June 30,
	2020	2019
Accrued dividends and distributions payable	$—	$2,420
Additions to real estate assets accrued but not yet paid	14,130	26,572
Transfer of real estate assets in settlement of mortgage debt obligations:
Decrease in real estate assets	—	(60,059)
Decrease in mortgage and other indebtedness	—	124,111
Decrease in operating assets and liabilities	—	9,333
Decrease in intangible lease and other assets	—	(1,663)
Conversion of Operating Partnership units to common stock	21,051	—
Increase (decrease) in lease liabilities arising from right-of-use assets	(159)	4,042
Deconsolidation upon formation or transfer of interests in joint ventures:
Decrease in real estate assets	—	(566)
Increase in investment in unconsolidated affiliates	—	999

Note 15 – Subsequent Events

The Company elected to not make the 2026 Notes Interest Payment by the end of the 30-day grace period to make such payment. The Company made the 2023 Notes Interest Payment and the 2026 Notes Interest Payment on August 5, 2020. See Note 8 – Mortgage and Other Indebtedness, Net for more information.

On August 6, 2020, the Operating Partnership received a notice of imposition of base rate and post-default rate letter from the administrative agent under the secured credit facility, which (i) informed the Operating Partnership that following an asserted event of default on March 19, 2020, all outstanding loans were converted to base rate loans at the expiration of the applicable interest periods and (ii) seeks payment of approximately $4,812 related thereto for April through June 2020. The administrative agent also informed the Operating Partnership that from and after August 6, 2020, interest will accrue on all outstanding obligations at the post-default rate, which is equal to the rate that otherwise would be in effect plus 5.0%. See Note 8 – Mortgage and Other Indebtedness, Net for more information.

The maturity date of the loan secured by The Outlet Shoppes of the Bluegrass – Phase II that was scheduled to mature in July 2020 was extended to October 2020 ..

With respect to the class action litigation settlement discussed in Note 12 – Contingencies , the Company made the final fee payment of $4,000 to class counsel in July 2020. Additionally, the Company paid $4,915 in July 2020 to settle claims of former tenants in connection with the class action litigation settlement.

In July 2020, the Company issued 1,783,403 and 338,331 shares of the Company’s common stock to certain individuals and entities included in CBL’s Predecessor and a third party, respectively, in exchange for a like number of common units of limited partnership interest in the Operating Partnership pursuant to exchange notices received from CBL’s Predecessor and such third party.

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

EXECUTIVE OVERVIEW

We are a self-managed, self-administered, fully integrated REIT that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air and mixed-use centers, outlet centers, associated centers, community centers, office and other properties. See Note 1 to the condensed consolidated financial statements for information on our property interests as of June 30, 2020. We have elected to be taxed as a REIT for federal income tax purposes.

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

In response to local and state mandated closures, our entire portfolio, except for a few properties, closed in March. Beginning in late April, government agencies began allowing the re-opening of properties with specified health and safety restrictions. As of August 1, 2020, all of our mall properties, but one, have re-opened and we have implemented strict procedures and guidelines for our employees, tenants and property visitors based on CDC and other health agency recommendations. Our properties continue to update these policies and procedures, following any new mandates and regulations, as required. The safety and health of our customers, employees and tenants remains a top priority.

Our financial and operating results for the second quarter reflect the temporary closure of our portfolio for a significant period due to government mandates. Revenues for the quarter were impacted by a major increase in the estimate for uncollectible revenues related to rents due from tenants that recently filed for bankruptcy or are struggling financially, as well as amounts that were abated as part of negotiations. Store closures and rent loss from prior tenant bankruptcies and lower percentage rent related to lower retail sales also impacted revenues. We offset a portion of this decline through aggressive actions to reduce costs both at the property and corporate levels, including company-wide salary reductions, furloughs, reductions-in-force and other expense reduction initiatives. However, the pandemic has accelerated a number of tenant bankruptcies, resulting in an expectation of additional store closures and lost rent through the remainder of the year.

The mandated closures resulted in nearly all of our tenants closing for a period of time and/or shortening operating hours. As a result, we have experienced an increased level of requests for rent deferrals and abatements, as well as defaults on rent obligations. While, in general, we believe that tenants have a clear contractual obligation to pay rent, we have been working with our tenants to address rent deferral requests. Based on completed or in process agreements with 20 of our top tenants as a percentage of total revenues, excluding tenants in bankruptcy, we anticipate collecting over 60% of related rent for the second quarter, with the remainder expected to be deferred or abated. We remain in negotiations with tenants and are unable to predict the outcome of those discussions. As we finalize negotiations, rent collections as a percentage of billed cash-based rents have increased with certain past-due amounts being paid, resulting in an overall collection rate for April through July 2020 of over 54%. As of early August 2020, July rent collections are currently estimated at 49%; however, we anticipate an improvement in the collection rate as we finalize negotiations with retailers and additional past due amounts are collected. We currently estimate that we will defer $17.0 million, at our share, of rents that were billed for April, May and June 2020 based on agreements that have been executed or are in active negotiation. We continue to assess rent relief requests from our tenants but are unable to predict the resolution or impact of these discussions.

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

As discussed in “ Note 1 – Organization and Basis of Presentation ” and “ Note 8 – Mortgage and Other Indebtedness, Net ” to the condensed consolidated financial statements and in “ Liquidity and Capital Resources ” herein, we have received notices of default and reservation of rights letters from the administrative agent under the secured credit facility asserting that certain defaults and events of default have occurred and continue to exist by reason of the our failure to comply with certain restrictive covenants, including the liquidity covenant, in the secured credit facility and resulting from the failure to make the 2023 Notes Interest Payment and the 2026 Notes Interest Payment prior to the expiration of the applicable grace periods. In addition, on August 6, 2020, we received a notice of imposition of base rate and post-default rate letter from the administrative agent under the secured credit facility, which (i) informed us that following an asserted event of default on March 19, 2020, all outstanding loans were converted to base rate loans at the expiration of the applicable interest periods and (ii) seeks payment of approximately $4.8 million related thereto for April through June 2020. The administrative agent also informed us that from and after August 6, 2020, interest will accrue on all outstanding obligations at the post-default rate. See Note 1 – Organization and Basis of Presentation and Liquidity and Capital Resources for additional information.

We have engaged Weil, Gotshal & Manges LLP and Moelis & Company LLC (the “Advisors”) to assist us in exploring several alternatives to reduce overall leverage and interest expense and to extend the maturity of our debt including (i) the senior secured credit facility, which includes a revolving facility with a balance of $675.9 million and term loan with a balance of $447.5 million as of June 30, 2020, that matures in July 2023 and (ii) the Notes with balances of $450.0 million, $300.0 million, and $625.0 million, as of June 30, 2020, that mature in December 2023, October 2024 and December 2026, respectively, as well as the cumulative unpaid dividends on our preferred stock and the special common units of limited partnership interest in the Operating Partnership. The Advisors commenced discussions in May 2020 with advisors to certain holders of the Notes and the credit committee of the senior secured credit facility. We may pursue a comprehensive capital structure solution that will address our funded indebtedness and outstanding equity interests that may result in the reorganization of the Company.

Given the impact of the COVID-19 pandemic on the retail and broader markets, the ongoing weakness of the credit markets and significant uncertainties associated with each of these matters, we believe that there is substantial doubt that we will continue to operate as a going concern within one year after the date our condensed consolidated financial statements for the quarter ended June 30, 2020 are issued. See “ Note 1 – Organization and Basis of Presentation ” to the condensed consolidated financial statements for additional information.

We had a net loss for the three and six months ended June 30, 2020 of $72.8 million and $212.1 million respectively, compared to a net loss for the three and six months ended June 30, 2019 of $29.7 million and $76.5 million, respectively. We recorded a net loss attributable to common shareholders for the three and six months ended June 30, 2020 of $81.5 million and $215.3 million, respectively compared to a net loss for the three and six months ended June 30, 2019 of $35.4 million and $85.6 million, respectively. In addition to the impact of the government mandated closures, significant items that affected the comparability between the three-month periods include loss on impairment that is $28.3 million lower and an increase in the income tax provision of $15.3 million due to the recognition of a valuation allowance against our deferred tax assets. For the six-month periods, in addition to the impact of the government mandated closures, significant items that affected the comparability between the six-month periods include litigation settlement expense of $88.2 million and gain on extinguishment of debt of $71.7 million that were recognized in the six months ended June 30, 2019, as well as loss on impairment that is $80.5 million higher in the six months ended June 30, 2020. We also deconsolidated three outlet centers in the third and fourth quarters of 2019.

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

RESULTS OF OPERATIONS

Properties that were in operation for the entire year during 2019 and the six months ended June 30, 2020 are referred to as the “Comparable Properties.”  Since January 1, 2019, we have opened one self-storage facility, deconsolidated three outlet centers and disposed of ten properties:

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
(1)

This property is owned by a joint venture that is accounted for using the equity method of accounting and is included in equity in earnings of unconsolidated affiliates in the accompanying condensed consolidated statements of operations from the date of deconsolidation.

Dispositions

Property	Location	Sales Date
850 Greenbrier Circle	Chesapeake, VA	July 2019
Acadiana Mall	Lafayette, LA	January 2019
Barnes & Noble parcel	High Point, NC	July 2019
Cary Towne Center	Cary, NC	January 2019
Courtyard by Marriott at Pearland Town Center	Pearland, TX	June 2019
Dick’s Sporting Goods at Hanes Mall	Winston-Salem, NC	September 2019
The Forum at Grandview	Madison, MS	July 2019
Honey Creek Mall	Terre Haute, IN	April 2019
Kroger at Foothills Plaza	Maryville, TN	July 2019
The Shoppes at Hickory Point	Forsyth, IL	April 2019

Non-core properties are defined as Excluded Malls - see definition that follows under " Operational Review. "

Comparison of the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

Revenues

	Total for the Three Months Ended June 30,			Comparable Properties
	2020	2019	Change	Core	Non-core	Deconsolidation	Dispositions	Total Change
Rental revenues	$120,222	$185,393	$(65,171)	$(46,375)	$(4,749)	$(10,735)	$(3,312)	$(65,171)
Management, development and leasing fees	1,055	2,586	(1,531)	(1,531)	—	—	—	(1,531)
Other	2,934	5,398	(2,464)	(1,904)	(385)	(86)	(89)	(2,464)
Total revenues	$124,211	$193,377	$(69,166)	$(49,810)	$(5,134)	$(10,821)	$(3,401)	$(69,166)

Rental revenues from the Comparable Properties declined due to $1.6 million of rent abatements on past due rents and an estimate of $31.5 million in uncollectible revenues for past due rents related to tenants that are in bankruptcy or are struggling financially, primarily as a result of mandated property closures. Percentage rent declined as a result of lower retail sales due to mandated property closures. Rental revenues were also negatively impacted by rent concessions that were in effect prior to the COVID-19 pandemic for tenants with high occupancy cost levels and tenants that closed in 2019 due to bankruptcy.

Operating Expenses

	Total for the Three Months Ended June 30,			Comparable Properties
	2020	2019	Change	Core	Non-core	Deconsolidation	Dispositions	Total Change
Property operating	$(16,906)	$(26,532)	$9,626	$5,106	$1,024	$2,611	$885	$9,626
Real estate taxes	(17,837)	(19,148)	1,311	91	(117)	956	381	1,311
Maintenance and repairs	(6,042)	(11,298)	5,256	3,871	725	300	360	5,256
Property operating expenses	(40,785)	(56,978)	16,193	9,068	1,632	3,867	1,626	16,193
Depreciation and amortization	(52,663)	(64,478)	11,815	5,538	1,759	3,741	777	11,815
General and administrative	(18,727)	(14,427)	(4,300)	(4,300)	—	—	—	(4,300)
Loss on impairment	(13,274)	(41,608)	28,334	4,226	16,230	—	7,878	28,334
Other	(242)	(34)	(208)	(208)	—	—	—	(208)
Total operating expenses	$(125,691)	$(177,525)	$51,834	$14,324	$19,621	$7,608	$10,281	$51,834

Property operating expenses at the Comparable Properties decreased primarily due to the implementation of comprehensive programs to reduce operating expenses as a result of mandated property closures, including salary reductions, furloughs, reductions-in-force and other operating expense initiatives.

The decrease in depreciation and amortization expense related to the Comparable Properties primarily relates to lower a lower basis in depreciable assets resulting from impairments recorded since the prior year period.

General and administrative expenses increased primarily due to $7.9 million of costs related to the Company’s negotiations to restructure its corporate-level debt, which was partially offset by the implementation of comprehensive programs to reduce expenses, including salary reductions, furloughs, reductions-in-force and other general and administrative expenses.

In the second quarter of 2020, we recognized $13.3 million of loss on impairment of real estate to write down the book value of one mall. In the second quarter of 2019, we recognized $41.6 million of loss on impairment of real estate to write down the book value of one mall and one community center. See Note 5 to the condensed consolidated financial statements for more information.

Other Income and Expenses

Interest and other income increased $0.5 million compared to the prior-year period primarily due to interest income related to the U.S. Treasury securities that we invested in using a portion of the $280 million we drew on our secured line of credit in March 2020 to increase liquidity and preserve financial flexibility in light of the uncertainty surrounding the impact of the COVID-19 pandemic .. This was partially offset by a decrease in interest income due to several mortgage and other notes receivable being retired since the prior year period.

Interest expense increased $0.1 million due to an increase of $2.9 million in corporate interest expense primarily due to the increase in the interest rate on the secured credit facility as a result of notices of default received from the administrative agent under the secured credit facility plus default interest expense related to property-level nonrecourse loans that are in default. These increases were mostly offset by a $2.8 million decrease in property-level interest expense from the deconsolidation of three encumbered properties since the prior-year period and lower interest expense due to the continued amortization of the secured term loan and non-recourse property-level loans.

During the three months ended June 30, 2020, we recognized $2.6 million of gain on sales of real estate assets related to the sale of two outparcels. During the three months ended June 30, 2019, we recognized $5.5 million of gain on sales of real estate assets primarily related to the sale of a center, a hotel and an outparcel.

The income tax provision increased $15.3 million as compared to the prior-year period as we recorded a valuation allowance of $15.8 million, which reflects a full valuation allowance on our deferred tax assets. The valuation allowance was recorded due to management’s evaluation of positive and negative indicators and determination that the deferred tax assets would not be realized.

Equity in earnings of unconsolidated affiliates decreased by $7.9 million during the three months ended June 30, 2020 compared to the prior-year period. The decrease was primarily due to an increase in the amortization of our inside/outside basis difference related to the three properties that were deconsolidated since the end of the prior year period as well as lower earnings of our unconsolidated affiliates due to the mandated property closures and an increase in estimates of uncollectible rental revenues.

Comparison of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

Revenues

	Total for the Six Months Ended June 30,			Comparable Properties
	2020	2019	Change	Core	Non-core	Deconsolidation	Dispositions	Total Change
Rental revenues	$281,395	$376,373	$(94,978)	$(57,541)	$(7,454)	$(21,231)	$(8,752)	$(94,978)
Management, development and leasing fees	3,147	5,109	(1,962)	(1,962)	—	—	—	(1,962)
Other	7,243	9,925	(2,682)	(1,955)	(187)	(303)	(237)	(2,682)
Total revenues	$291,785	$391,407	$(99,622)	$(61,458)	$(7,641)	$(21,534)	$(8,989)	$(99,622)

Rental revenues from the Comparable Properties declined due to $1.7 million of rent abatements on past due rents and an estimate of $32.0 million in uncollectible revenues for past due rents related to tenants that are in bankruptcy or are struggling financially, primarily as a result of mandated property closures. Percentage rent declined as a result of lower retail sales due to mandated property closures. Rental revenues were also negatively impacted by rent concessions that were in effect prior to the COVID-19 pandemic for tenants with high occupancy cost levels and tenants that closed in 2019 due to bankruptcy.

Operating Expenses

	Total for the Six Months Ended June 30,			Comparable Properties
	2020	2019	Change	Core	Non-core	Deconsolidation	Dispositions	Total Change
Property operating	$(42,615)	$(55,512)	$12,897	$4,397	$1,147	$5,036	$2,317	$12,897
Real estate taxes	(36,285)	(39,067)	2,782	(53)	139	1,888	808	2,782
Maintenance and repairs	(17,250)	(24,074)	6,824	4,465	920	506	933	6,824
Property operating expenses	(96,150)	(118,653)	22,503	8,809	2,206	7,430	4,058	22,503
Depreciation and amortization	(108,565)	(134,270)	25,705	12,981	3,447	7,195	2,082	25,705
General and administrative	(36,563)	(36,434)	(129)	(129)	—	—	—	(129)
Loss on impairment	(146,918)	(66,433)	(80,485)	(102,857)	12,438	—	9,934	(80,485)
Litigation settlement	—	(88,150)	88,150	88,150	—	—	—	88,150
Other	(400)	(34)	(366)	(366)	—	—	—	(366)
Total operating expenses	$(388,596)	$(443,974)	$55,378	$6,588	$18,091	$14,625	$16,074	$55,378

Property operating expenses at the Comparable Properties decreased primarily due to the implementation of comprehensive programs to reduce operating expenses following mandated property closures during the second quarter 2020, including salary reductions, furloughs, reductions-in-force and other operating expense initiatives.

The decrease in depreciation and amortization expense related to the Comparable Properties primarily relates to a lower basis in depreciable assets resulting from impairments recorded since the prior year period, as well as a higher amount of write-offs of tenant improvements and intangible lease assets related to store closings in the prior year period.

General and administrative expenses increased slightly due to $7.9 million of costs related to the Company’s negotiations to restructure its corporate-level debt, partially offset by the implementation of comprehensive programs to reduce expenses, including salary reductions, furloughs and reductions-in-force, as well higher legal expenses in the prior year period related to the litigation settlement and the new secured credit facility.

For the six months ended June 30, 2020, we recognized $146.9 million of loss on impairment of real estate to write down the book value of three malls. For the six months ended June 30, 2019, we recognized $66.4 million of loss on impairment of real estate to write down the book value of three malls and one community center. See Note 5 to the condensed consolidated financial statements for more information.

During the three months ended June 30, 2019, we recognized $88.2 million of litigation settlement expense related to the settlement of a class action lawsuit. See Note 12 to the condensed consolidated financial statements for more information.

Other Income and Expenses

Interest and other income increased $2.4 million during the six months ended June 30, 2020 compared to the prior-year period primarily due to additional interest income received related to a mortgage note receivable that was retired in the current year and interest income related to the U.S. Treasury securities that we invested in using a portion of the $280 million we drew on our secured line of credit in March 2020 to increase liquidity and preserve financial flexibility in light of the uncertainty surrounding the impact of the COVID-19 pandemic ..

Interest expense decreased $6.9 million compared to the prior-year period. The decrease was primarily due to a $5.6 million decrease in property-level interest expense from the deconsolidation of three encumbered properties since the prior-year period and $5.3 million lower interest expense due to the continued amortization of non-recourse property-level loans and the retirement of two property-level loans. These decreases were partially offset by an increase of $0.8 million in corporate interest expense primarily due to the increase in the interest rate on the secured credit facility in the second quarter 2020 as a result of notices of default received from the administrative agent under the secured credit facility plus $2.3 million higher default interest expense related to property-level nonrecourse loans that are in default.

During the three months ended June 30, 2019, we recorded $71.7 million of gain on extinguishment of debt related to two malls. We transferred Acadiana Mall to the lender in satisfaction of the non-recourse debt secured by the property. We sold Cary Towne Center and used the net proceeds from the sale to satisfy a portion of the non-recourse loan that secured the property. The remaining principal balance was forgiven.

Equity in earnings of unconsolidated affiliates decreased by $10.2 million during the six months ended June 30, 2020 compared to the prior-year period. The decrease was primarily due to an increase in the amortization of our inside/outside basis difference related to the three properties that were deconsolidated since the end of the prior year period as well as lower earnings of our unconsolidated affiliates due to the mandated property closures and an increase in estimates of uncollectible rental revenues.

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

We include a property in our same-center pool when we have owned all or a portion of the property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year and current year-to-date period. New properties are excluded from same-center NOI until they meet these criteria. Properties excluded from the same-center pool that would otherwise meet these criteria are properties which are being repositioned or properties where we are considering alternatives for repositioning, where we intend to renegotiate the terms of the debt secured by the related property or return the property to the lender and those in which we own a noncontrolling interest of 25% or less. Asheville Mall, Burnsville Center, EastGate Mall, Hickory Point Mall, Greenbrier Mall and Park Plaza were classified as Lender Malls at June 30, 2020.

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net loss for the three- and six-month period s ended June 30 , 20 20 and 201 9 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(72,793)	$(29,688)	$(212,087)	$(76,497)
Adjustments: (1)
Depreciation and amortization	65,895	73,292	134,384	151,593
Interest expense	59,736	57,351	113,822	116,153
Abandoned projects expense	242	34	400	34
Gain on sales of real estate assets	(2,623)	(5,524)	(2,763)	(6,382)
Gain on extinguishment of debt	—	—	—	(71,722)
Loss on impairment	13,274	41,608	146,918	66,433
Litigation settlement	—	—	—	88,150
Income tax provision	16,117	813	16,643	952
Lease termination fees	(1,433)	(1,073)	(1,653)	(2,090)
Straight-line rent and above- and below-market rent	(236)	(1,408)	(2,031)	(2,453)
Net loss attributable to noncontrolling interests in other consolidated subsidiaries	487	57	694	132
General and administrative expenses	18,727	14,427	36,563	36,434
Management fees and non-property level revenues	(1,142)	(4,118)	(5,320)	(6,784)
Operating Partnership's share of property NOI	96,251	145,771	225,570	293,953
Non-comparable NOI	(5,523)	(12,336)	(13,222)	(27,338)
Total same-center NOI	$90,728	$133,435	$212,348	$266,615

(1)

Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.

Same-center NOI decreased 32.0% for the three months ended June 30, 2020 as compared to the prior-year period. The $42.7 million decrease for the three months ended June 30, 2020 compared to the same period in 2019 primarily consisted of a $54.8 million decrease in revenues offset by a $11.3 million decline in operating expenses. Rental revenues declined $50.5 million during the quarter primarily related to $37.8 million of estimated uncollectible revenues related to tenants in bankruptcy or struggling financially and $2.4 million of rent abatements. Same-center NOI was also negatively impacted by store closures and rent concessions that were in effect prior to the COVID-19 pandemic for tenants with high occupancy cost levels and tenants that closed in 2019 due to bankruptcy.

Same-center NOI decreased 20.3% for the six months ended June 30, 2020 as compared to the prior-year period.  The $54.3 million decrease for the six months ended June 30, 2020 compared to the same period in 2019 primarily consisted of a $66.0 million decrease in revenues offset by a $11.7 million decline in operating expenses. Rental revenues declined $64.5 million during the quarter primarily related to $41.0 million of estimated uncollectible revenues related to tenants in bankruptcy or struggling financially and $2.4 million of rent abatements. Same-center NOI was also negatively impacted by store closures and rent concessions that were in effect prior to the COVID-19 pandemic for tenants with high occupancy cost levels and tenants that closed in 2019 due to bankruptcy.

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

In response to local and state mandated closures due to the COVID-19 pandemic, our entire portfolio, except for a few properties, closed. All but one of our mall properties have re-opened and we have implemented strict procedures and guidelines for our employees, tenants and property visitors based on CDC and other health agency recommendations.

The mandated closures resulted in nearly all of our tenants closing for a period of time and/or shortening operating hours. As a result, we have experienced an increased level of requests for rent deferrals, and abatements, as well as defaults on rent obligations. While, in general, we believe that the tenants have a clear contractual obligation to pay rent, we have been working with our tenants to address rent deferral requests. Based on agreements with our top 20 tenants as a percentage of total revenues, excluding tenants in bankruptcy, we anticipate collecting over 60% of related rent for the second quarter, with the remainder expected to be deferred or abated. We remain in negotiations with tenants and are unable to predict the outcome of those discussions. As we finalize negotiations, rent collections as a percentage of billed cash-based rents have increased with certain past-due amounts being paid, resulting in an overall collection rate April through July of over 54%. As of early August 2020, July rent collections are currently estimated at 49%; however, we anticipate an improvement in the collection rate as we finalize negotiations with retailers and additional past due amounts are collected. We estimate that we will defer $17.0 million, at our share, of rents that were billed for April, May and June 2020 based on agreements that have been executed or are in active negotiation. We continue to assess rent relief requests from our tenants but are unable to predict the resolution or impact of these discussions.

Year-to-date, twelve national tenants have declared bankruptcy, including major tenants such as J.C. Penney, Ascena Retail Group, Stage Stores and GNC. As of June 30, 2020, J.C. Penney and Ascena Retail Group, Inc. represented $18.5 million in gross annual revenue and comprised 6.1 million square feet.  The remaining ten tenants in bankruptcy represented approximately $22.3 million in gross annual revenue and comprised 1.1 million square feet. The majority of these have announced some store closures but are expected to reorganize and continue to operate.

We classify our regional malls into three categories:

(1)	Stabilized Malls – Malls that have completed their initial lease-up and have been open for more than three complete calendar years.
(2)

Non-stabilized Malls - Malls that are in their initial lease-up phase. After three complete calendar years of operation, they are reclassified on January 1 of the fourth calendar year to the stabilized mall category. The Outlet Shoppes at Laredo was classified as a non-stabilized mall as of June 30, 2020 and 2019. The Outlet Shoppes at Laredo will be classified as a stabilized mall starting January 1, 2021.

(3)	Excluded Malls - We exclude malls from our core portfolio if they fall in one of the following categories, for which operational metrics are excluded:
a.

Lender Malls - Malls for which we are working or intend to work with the lender on a restructure of the terms of the loan secured by the property or convey the secured property to the lender. Asheville Mall, Burnsville Center, EastGate Mall, Hickory Point Mall, Greenbrier Mall and Park Plaza were classified as Lender Malls as of June 30, 2020, and Greenbrier Mall, Hickory Point Mall and Triangle Town Center were classified as Lender Malls as of June 30, 2019. Lender Malls are excluded from our same-center pool as decisions made while in discussions with the lender may lead to metrics that do not provide relevant information related to the condition of these properties.

b.

Repositioning Malls - Malls that are currently being repositioned or where we have determined that the current format of the mall no longer represents the best use of the mall and we are in the process of evaluating alternative strategies for the mall. This may include major redevelopment or an alternative retail or non-retail format, or after evaluating alternative strategies for the mall, we may determine that the mall no longer meets our criteria for long-term investment. The steps taken to reposition these malls, such as signing tenants to short-term leases, which are not included in occupancy percentages, or leasing to regional or local tenants, which typically do not report sales, may lead to metrics which do not provide relevant information related to the condition of these malls. Therefore, traditional performance measures, such as occupancy percentages and leasing metrics, exclude Repositioning Malls. There were no malls classified as Repositioning Malls as of June 30, 2020 and June 30, 2019.

We derive the majority of our total revenues from the mall properties. The sources of our total revenues by property type were as follows:

	Six Months Ended June 30,
	2020	2019
Malls	90.9%	88.4%
Other Properties	9.1%	11.6%

Mall Store Sales

Mall store sales include reporting mall tenants of 10,000 square feet or less for stabilized malls and exclude license agreements, which are retail contracts that are temporary or short-term in nature and generally last more than three months but less than twelve months. Due to temporary mall and store closures that occurred during the second quarter 2020, the majority of CBL’s tenants did not report sales for the full reporting period. As a result, CBL is not able to provide a complete measure of sales per square foot for the trailing twelve months ended June 30, 2020. Stabilized mall same-center sales per square foot for the twelve months ended June 30, 2019 were $383.

Occupancy

Our portfolio occupancy is summarized in the following table (1):

	As of June 30,
	2020	2019
Total portfolio	88.1%	90.2%
Malls:
Total Mall portfolio	86.6%	88.1%
Same-center Malls	86.6%	88.3%
Stabilized Malls	86.8%	88.3%
Non-stabilized Malls (2)	79.2%	78.0%
Other Properties:
Associated centers	90.5%	96.3%
Community centers	95.2%	97.6%

(1)

As noted above, excluded properties are not included in occupancy metrics. Occupancy for malls represents percentage of mall store gross leasable area occupied under 20,000 square feet. Occupancy for other properties represents percentage of gross leasable area occupied.

(2)	Represents occupancy for The Outlet Shoppes at Laredo as of June 30, 2020 and 2019.

Leasing

Leasing activity for the quarter was muted as we shifted our focus to negotiating with existing tenants. To-date we have completed or are finalizing negotiations with retailers representing the majority of second quarter rent. These agreements generally include flexible terms on second quarter rent to certain retailers that require assistance, such as rent deferrals, while at the same time preserving current and future income.

The following is a summary of the total square feet of leases signed in the three- and six-month periods ended June, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating portfolio:
New leases	141,751	256,648	420,117	528,461
Renewal leases	133,671	461,251	766,431	1,153,378
Development portfolio:
New leases	—	54,702	7,929	204,439
Total leased	275,422	772,601	1,194,477	1,886,278

Average annual base rents per square foot are based on contractual rents in effect as of June 30, 2020 and 2019, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type:

	June 30,
	2020	2019
Malls (1):
Same-center Stabilized Malls	$32.14	$32.50
Stabilized Malls	32.24	32.48
Non-stabilized Malls (2)	24.74	24.65
Other Properties (3):	15.72	15.36
Associated centers	14.32	13.85
Community centers	16.97	16.65
Office buildings	19.16	17.94

(1)	Excluded properties are not included.
(2)	Represents average annual base rents for The Outlet Shoppes at Laredo as of June 30, 2020 and 2019.
(3)	Average base rents for associated centers, community centers and office buildings include all leased space, regardless of size.

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the six month period ended June 30, 2020 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (1)	% Change Average
Quarter:
All Property Types (2)	77,127	$28.55	$27.00	(5.4)%	$28.09	(1.6)%
Stabilized Malls	51,365	32.19	30.91	(4.0)%	32.46	0.8%
New leases	2,490	47.45	54.12	14.1%	57.37	20.9%
Renewal leases	48,875	31.42	29.73	(5.4)%	31.19	(0.7)%

Year-to-Date:
All Property Types (2)	537,651	$28.06	$25.75	(8.2)%	$26.22	(6.6)%
Stabilized Malls	496,089	28.21	25.93	(8.1)%	26.41	(6.4)%
New leases	51,694	23.67	29.42	24.3%	30.89	30.5%
Renewal leases	444,395	28.74	25.53	(11.2)%	25.88	(10.0)%

(1)	Average gross rent does not incorporate allowable future increases for recoverable common area expenses.
(2)	Includes stabilized malls, associated centers, community centers and office buildings.

New and renewal leasing activity of comparable small shop space of less than 10,000 square feet based on the lease commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2020:
New	68	232,843	7.50	$29.33	$30.88	$23.98	$5.35	22.3%	$6.90	28.8%
Renewal	320	1,022,993	2.64	27.58	27.81	32.03	(4.45)	(13.9)%	(4.22)	(13.2)%
Commencement 2020 Total	388	1,255,836	3.49	27.90	28.38	30.66	(2.76)	(9.0)%	(2.28)	(7.4)%

Commencement 2021:
Renewal	45	158,020	3.27	34.89	35.78	34.33	0.56	1.6%	1.45	4.2%
Commencement 2021 Total	45	158,020	3.27	34.89	35.78	34.33	0.56	1.6%	1.45	4.2%

Total 2020/2021	433	1,413,856	3.47	$28.68	$29.21	$31.07	$(2.39)	(7.7)%	$(1.86)	(6.0)%

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020, we had $275.8 million available in cash and U.S. Treasury securities and we had $675.9 million outstanding on our secured credit facility leaving $4.3 million of availability, after considering outstanding letters of credit of $1.3 million. Our total pro rata share of debt at June 30, 2020 was $4.5 billion.

In February 2020, we utilized our secured credit facility to pay off two loans secured by Parkway Place and Valley View Mall totaling $84.5 million. Also, we closed on a new loan secured by The Outlet Shoppes at Atlanta – Phase II in the amount of $4.7 million, with an interest rate of LIBOR plus 2.5% and a maturity date of November 2023. Proceeds were used to retire the $4.4 million existing loan. In March 2020, we drew $280.0 million on our secured line of credit to increase liquidity and preserve financial flexibility in light of the uncertainty surrounding the impact of the COVID-19 pandemic. We purchased $1 54.2 million , including accrued interest, of U.S. Treasury securities with a portion of the borrowings on our secured line of credit .

In response to the COVID-19 pandemic, we implemented comprehensive programs to halt all non-essential expenditures, to reduce operating and overhead expenses and to reduce, defer or suspend capital expenditures, including redevelopment investments. These programs include a temporary 50% reduction to the compensation of our Chairman of the Board, our CEO and our President as well as independent director fees, a temporary 20% reduction to the compensation of our other named executive officers, salary reductions to all staff, a broad-based furlough program and 2020 capital expenditure reductions or deferrals estimated in the range of $60.0 million to $80.0 million. While we have paused several major projects, we are pursuing capital lite solutions for backfilling our remaining available anchors, including joint venture partnerships, favorable lease structures and third-party arrangements – all of which benefit our portfolio while preserving capital. Additionally, we were able to achieve debt service payment deferrals for a portion of our secured loans. Securitized lenders in general have shown minimal flexibility in amending loan payments.

We have addressed nearly all our major debt maturities for 2020 and are in discussions with existing lenders for certain 2021 secured loan maturities. We have no significant unsecured debt maturities until December 2023. We are being proactive to determine the best strategies for addressing these future maturities and significantly reducing leverage.

We have engaged Weil, Gotshal & Manges LLP and Moelis & Company LLC (the “Advisors”) to assist us in exploring several alternatives to reduce overall leverage and interest expense and to extend the maturity of our debt including (i) the senior secured credit facility, which includes a revolving facility with a balance of $675.9 million and a term loan with a balance of $447.5 million as of June 30, 2020, that matures in July 2023 and (ii) the Notes with balances of $450.0 million, $300.0 million, and $625.0 million, as of June 30, 2020, that mature in December 2023, October 2024 and December 2026, respectively, as well as the cumulative unpaid dividends on our preferred stock and the special common units of limited partnership interest in the Operating Partnership. The Advisors commenced discussions in May 2020 with advisors to certain holders of the Notes and the credit committee of the senior secured credit facility. We may pursue a comprehensive capital structure solution that will address our funded indebtedness and outstanding equity interests that may result in the reorganization of the Company.

As discussed in “ Note 8 – Mortgage and Other Indebtedness, Net ” to the condensed consolidated financial statements, we elected to not make the $11.8 million interest payment due and payable on June 1, 2020, with respect to the 5.25% senior unsecured notes due 2023 (the “2023 Notes”) (the “2023 Notes Interest Payment”). We also elected to not make the $18.6 million interest payment due and payable on June 15, 2020, with respect to our 5.95% senior unsecured notes due 2026 (the “2026 Notes”) (the “2026 Notes Interest Payment”). We did not make either the 2023 Notes Interest Payment or the 2026 Notes Interest Payment by the last day of the respective 30-day grace periods that were provided for in the indenture governing the 2023 Notes and the 2026 Notes. Our failure to make the 2023 Notes Interest Payment and the 2026 Notes Interest Payment during the applicable grace periods constituted an “event of default” with respect to each of the 2023 Notes and the 2026 Notes. The event of default caused by our failure to make the 2023 Notes Interest Payment and the 2026 Notes Interest Payment resulted in a cross default under the secured credit facility. On August 5, 2020, we made the 2023 Notes Interest Payment to the holders of the 2023 Notes and the 2026 Notes Interest Payment to the holders of the 2026 Notes. Accordingly, from and after such payment, the nonpayment of each of the 2023 Notes Interest Payment and the 2026 Notes Interest Payment no longer constitutes (i) an “event of default” under the indenture governing the 2023 Notes and the 2026 Notes that occurred and is continuing or (ii) to the extent provided in the Bank Forbearance Agreement, an “event of default” under the secured credit facility . See the section below titled Financial Covenants and Restrictions for a discussion regarding the violation of certain covenants under our secured credit facility, the 2023 Notes and the 2026 Notes.

We derive the majority of our revenues from leases with retail tenants, which have historically been the primary source for funding short-term liquidity and capital needs such as operating expenses, debt service, tenant construction allowances, recurring capital expenditures, dividends and distributions. We believe that the combination of cash flows generated from our operations, combined with cash on hand and our investment in U.S. Treasury securities will, for the foreseeable future, provide adequate liquidity to meet our cash needs assuming we continue to operate as a going concern within twelve months of the date our condensed consolidated financial statements are issued.  In addition to these factors, we have options available to us to generate additional liquidity, including but not limited to, joint venture investments and decreasing expenditures related to tenant construction allowances and other capital expenditures. We also generate revenues from sales of peripheral land at our properties and from sales of real estate assets when it is determined that we can realize an optimal value for the assets.

Cash Flows - Operating, Investing and Financing Activities

There was $150.1 million of cash, cash equivalents and restricted cash as of June 30, 2020, an increase of $91.1 million from December 31, 2019. Of this amount, $123.4 million was unrestricted cash and cash equivalents as of June 30, 2020. Also, at June 30, 2020, we had $152.4 million in U.S. Treasuries that are scheduled to mature between April 2021 and June 2021.

Our net cash flows are summarized as follows (in thousands):

	Six Months Ended June 30,
	2020	2019	Change
Net cash provided by operating activities	$38,370	$126,032	$(87,662)
Net cash provided by (used in) investing activities	(191,379)	27,104	(218,483)
Net cash provided by (used in) financing activities	244,079	(165,132)	409,211
Net cash flows	$91,070	$(11,996)	$103,066

Cash Provided by Operating Activities

Cash provided by operating activities decreased $87.6 million primarily due to a decline in cash payments of rental revenues from tenants due to the closure of most of our malls in response to government mandates that began in March. Rental revenues also decreased due to store closures and rent concessions for tenants with high occupancy cost levels, including tenants that closed in 2019 and 2020 due to bankruptcy prior to the government mandated closures, as well as a decline in rental revenues related to dispositions.

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities for 2020 was primarily related to the purchase of $153.2 million of U.S. Treasury securities using a portion of the $280.0 million that we drew on our secured line of credit. We also expended $36.4 million on additions to real estate assets, primarily related to redevelopment projects. Net cash provided by investing activities in the prior year period related to $69.2 million of proceeds from dispositions of properties, which was partially offset by $51.1 million of additions to real estate assets.

Cash Provided by (Used in) Financing Activities

The net cash inflow for 2020 is primarily due to the $280.0 million draw on our secured credit facility in order to increase liquidity and preserve financial flexibility in light of the uncertainty surrounding the impact of the COVID-19 pandemic. Additionally, there were no common or preferred stock dividends paid for the six months ended June 30, 2020, as compared to $25.9 million in dividends paid to holders of common stock and $22.4 million in dividends paid to holders of preferred stock during the six months ended June 30, 2019.

Debt

Debt of the Company

CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that it has a direct or indirect ownership interest in, is the borrower on all of our debt. CBL is a limited guarantor of the Notes, as described in Note 8 to the condensed consolidated financial statements, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. We also provide a similar limited guarantee of the Operating Partnership's obligations with respect to our secured credit facility as of June 30, 2020.

Debt of the Operating Partnership

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

June 30, 2020:	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating Properties (2)	$1,230,227	$(30,377)	$618,902	$1,818,752	4.80%
Recourse loans on operating Properties (3)	—	—	9,360	9,360	3.74%
Senior unsecured notes due 2023 (4)	448,139	—	—	448,139	5.25%
Senior unsecured notes due 2024 (5)	299,964	—	—	299,964	4.60%
Senior unsecured notes due 2026 (6)	617,911	—	—	617,911	5.95%
Total fixed-rate debt	2,596,241	(30,377)	628,262	3,194,126	5.07%
Variable-rate debt:
Recourse loans on operating Properties	41,500	—	68,936	110,436	2.68%
Construction loans	27,215	—	48,779	75,994	3.13%
Secured line of credit	675,925	—	—	675,925	2.42%
Secured term loan	447,500	—	—	447,500	2.42%
Total variable-rate debt	1,192,140	—	117,715	1,309,855	2.49%
Total fixed-rate and variable-rate debt	3,788,381	(30,377)	745,977	4,503,981	4.32%
Unamortized deferred financing costs	(14,347)	291	(2,769)	(16,825)
Total mortgage and other indebtedness, net	$3,774,034	$(30,086)	$743,208	$4,487,156

December 31, 2019:	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating Properties (2)	$1,330,561	$(30,658)	$623,193	$1,923,096	4.88%
Recourse loans on operating Properties (3)	—	—	10,050	10,050	3.74%
Senior unsecured notes due 2023 (4)	447,894	—	—	447,894	5.25%
Senior unsecured notes due 2024 (5)	299,960	—	—	299,960	4.60%
Senior unsecured notes due 2026 (6)	617,473	—	—	617,473	5.95%
Total fixed-rate debt	2,695,888	(30,658)	633,243	3,298,473	5.10%
Variable-rate debt:
Recourse loans on operating Properties	41,950	—	69,046	110,996	4.13%
Construction loans	29,400	—	35,362	64,762	4.45%
Secured line of credit	310,925	—	—	310,925	3.94%
Secured term loan	465,000	—	—	465,000	3.94%
Total variable-rate debt	847,275	—	104,408	951,683	4.00%
Total fixed-rate and variable-rate debt	3,543,163	(30,658)	737,651	4,250,156	4.86%
Unamortized deferred financing costs	(16,148)	318	(2,851)	(18,681)
Total mortgage and other indebtedness, net	$3,527,015	$(30,340)	$734,800	$4,231,475

(1)	Weighted-average interest rate includes the effect of debt premiums and discounts but excludes amortization of deferred financing costs.
(2)

An unconsolidated affiliate has an interest rate swap on a notional amount outstanding of $43,199 as of June 30, 2020 and $43,623 as of December 31, 2019 related to a variable-rate loan on Ambassador Town Center to effectively fix the interest rate on this loan to a fixed-rate of 3.22%.

(3)

The unconsolidated affiliate has an interest rate swap on a notional amount outstanding of $9,360 as of June 30, 2020 and $10,050 as of December 31, 2019 related to a variable-rate loan on Ambassador Town Center - Infrastructure Improvements to effectively fix the interest rate on this loan to a fixed-rate of 3.74%.

(4)	The balance is net of an unamortized discount of $1,861 and $2,106 as of June 30, 2020 and December 31, 2019, respectively.
(5)	The balance is net of an unamortized discount of $36 and $40 as of June 30, 2020 and December 31, 2019, respectively.
(6)	The balance is net of an unamortized discount of $7,090 and $7,527 as of June 30, 2020 and December 31, 2019, respectively.

The weighted-average remaining term of our total share of consolidated and unconsolidated debt was 3. 4  years and 3.9 years at June 30 , 2020 and December 31, 201 9 , respectively. The weighted-average remaining term of our pro rata share of fixed-rate debt was 3. 6 and 4. 1 years at June 30 , 2020 and December 31, 201 9 , respectively.

As of June 30, 2020 and December 31, 2019, our pro rata share of consolidated and unconsolidated variable-rate debt represented 29.2% and 22.5%, respectively, of our total pro rata share of debt.

See Note 7 to the condensed consolidated financial statements for information concerning activity related to unconsolidated affiliates.

Credit Ratings

During the quarter ended June 30, 2020, Fitch Ratings, Moody’s Investors Service and S&P Global Ratings terminated their coverage of the Operating Partnership's unsecured long-term indebtedness.

Senior Unsecured Notes

The following presents the Company's compliance with key covenant ratios, as defined, of the Notes and the senior secured credit facility as of June 30, 2020:

Debt Covenant Compliance Ratios (1)	Required	Actual
Total debt to total assets	< 60%	56%
Secured debt to total assets	< 40%	36%
Total unencumbered assets to unsecured debt	> 150%	191%
Consolidated income available for debt service to annual debt service charge	> 1.5x	2.4	x
Minimum debt yield on outstanding balance (2)	> 10%	11.1%
(1)	The debt covenant compliance ratios for the secured line of credit, the secured term loan and the senior unsecured notes are defined and computed on the same basis.

(2)    The minimum debt yield on outstanding balance debt covenant compliance ratio only applies to the secured credit facility. If the minimum debt yield on outstanding balance is 11.0% or below, then the lender will initiate a cash trap where all cash flow of the properties that secure the credit facility will be held in escrow and may also be used for debt service. If subsequently the minimum debt yield on outstanding balance is greater than 11.0% for two consecutive quarters, then all amounts are released from escrow and returned to the borrower.

Management projects that the Company will maintain compliance with the above covenants through June 30, 2021. Uncertainty in the current economic environment due to the COVID-19 pandemic may significantly impact the judgments regarding estimates and assumptions utilized by management in preparing its projections of future cash flows, which were made using the best information available to management at the time. Actual results could differ materially from management’s projections.

Financial Covenants and Restrictions

As discussed in “ Note 8 – Mortgage and Other Indebtedness, Net ” to the condensed consolidated financial statements, we elected not to make the 2023 Notes Interest Payment and the 2026 Notes Interest Payment. The Operating Partnership did not make either the 2023 Notes Interest Payment or the 2026 Notes Interest Payment by the last day of the respective 30-day grace periods provided for in the indenture governing the 2023 Notes and the 2026 Notes. The Operating Partnership’s failure to make the 2023 Notes Interest Payment and the 2026 Notes Interest Payment during the applicable grace periods constituted an “event of default” with respect to each of the 2023 Notes and the 2026 Notes. We entered into forbearance agreements, as amended, with certain beneficial owners and/or investment advisors or managers of discretionary funds, accounts or other entities for the holders or beneficial owners (the “Holders”) of in excess of 50% of the aggregate principal amount of each of the 2023 Notes and the 2026 Notes. Pursuant to the forbearance agreements, among other provisions, the Holders of the 2023 Notes and the 2026 Notes agreed to forbear from exercising any rights and remedies under the indenture governing the 2023 Notes and the 2026 Notes solely with respect to the respective defaults from the nonpayment of the 2023 Notes Interest Payment and the 2026 Notes Interest Payment. The event of default caused by the Operating Partnership’s failure to make the 2023 Notes Interest Payment and the 2026 Notes Interest Payment resulted in a cross default under the secured credit facility.  We entered into a forbearance agreement, as amended, (the “Bank Forbearance Agreement”) with the administrative agent for the lenders under the secured credit facility pursuant to which, among other provisions, the administrative agent, on behalf of itself and the lenders, agreed to forbear from exercising any rights and remedies under the secured credit facility agreement solely with respect to the specified defaults (as defined in the Bank Forbearance Agreement), including the cross-default resulting from the failure to pay the 2023 Notes Interest Payment or the 2026 Notes Interest Payment.

On August 5, 2020, prior to the expiration of the forbearance periods in the forbearance agreements with the Holders of the 2023 Notes and the 2026 Notes and the Bank Forbearance Agreement, we made the 2023 Notes Interest Payment to the holders of the 2023 Notes and the 2026 Notes Interest Payment to the holders of the 2026 Notes. Accordingly, from and after such payment, the nonpayment of each of the 2023 Notes Interest Payment and the 2026 Notes Interest Payment no longer constitutes (i) an “event of default” under the indenture governing the 2023 Notes and the 2026 Notes that occurred and is continuing or (ii) to the extent provided in the Bank Forbearance Agreement, an “event of default” under the secured credit facility.

On each of May 26, 2020, June 2, 2020, June 16, 2020 and August 6, 2020, we received notices of default and reservation of rights letters from the administrative agent under our secured credit facility asserting that certain defaults and events of default have occurred and continue to exist by reason of our failure to comply with certain restrictive covenants, including the liquidity covenant, in the secured credit facility and resulting from the failure to make the 2023 Notes Interest Payment and the 2026 Notes Interest Payment prior to the expiration of the applicable grace periods. In addition, on August 6, 2020, we received a notice of imposition of base rate and post-default rate letter from the administrative agent under the secured credit facility, which (i) informed us that following an asserted event of default on March 19, 2020, all outstanding loans were converted to base rate loans at the expiration of the applicable interest periods and (ii) seeks payment of approximately $4.8 million related thereto for April through June 2020. The base rate is defined as the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) the LIBOR Market Index Rate plus 1.0%, plus 1.25%. The base rate on July 1, 2020 was 4.50%. The administrative agent also informed us that from and after August 6, 2020, interest will accrue on all outstanding obligations at the post-default , which is equal to the rate that otherwise would be in effect plus 5.0%. The post-default rate at the time of notification was 9.50% .. We disagree with the assertions made by the administrative agent as to the imposition of the base rate and post-default rate interest and related matters, and intend to vigorously defend any such claims. As of the date of this report, the lenders under the secured credit facility have not accelerated the outstanding amount due and payable on the loans or commenced foreclosure proceedings, but they may seek to exercise one or more of these remedies in the future. In addition, as a result of the events of default asserted by the administrative agent in such letters, the administrative agent may deny our request for future LIBOR interest periods, which would result in an increase in annual interest expense of approximately $23.1 million based on the base rate and $78.6 million based on the post-default rate .. We have commenced discussions with the administrative agent on behalf of the lenders with respect to these assertions; however, there can be no assurance that we will agree upon a favorable resolution with respect to such claims. Failure to reach a consensual resolution of these claims or to complete a refinancing or other restructuring could have a material adverse effect on our liquidity, financial condition and results of operations, which may result in filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring plan.

Given the impact of the COVID-19 pandemic on the retail and broader markets, the ongoing weakness of the credit markets and significant uncertainties associated with each of these matters, we believe that there is substantial doubt that we will continue to operate as a going concern within one year after the date our condensed consolidated financial statements for the six months ended June 30, 2020 are issued. See Note 1 – Organization and Basis of Presentation to the condensed consolidated financial statements for additional information.

Unencumbered Consolidated Portfolio Statistics

(Dollars in thousands, except sales per square foot data)

	Sales Per Square Foot for the Twelve Months Ended (1) (2)			Occupancy (2)		% of Consolidated Unencumbered NOI for the Six Months Ended
	6/30/20	(3)	6/30/19	6/30/20	6/30/19	6/30/20	(4)
Unencumbered consolidated Properties:
Tier 1 Malls			$375	88.8%	83.1%	19.2%	(5)
Tier 2 Malls			337	80.7%	86.2%	34.5%
Tier 3 Malls			278	82.6%	86.5%	23.9%
Total Malls	N/A		320	82.9%	85.8%	77.6%

Total Associated Centers	N/A		N/A	90.9%	96.1%	16.3%

Total Community Centers	N/A		N/A	98.8%	99.4%	5.3%

Total Office Buildings & Other	N/A		N/A	100.0%	86.7%	0.8%

Total Unencumbered Consolidated Portfolio	N/A		$320	86.3%	89.8%	100.0%

(1)	Represents same-center sales per square foot for mall tenants 10,000 square feet or less for stabilized malls.
(2)	Operating metrics are included for unencumbered operating properties and do not include sales or occupancy of unencumbered parcels.
(3)

Due to temporary mall and store closures that occurred during the second quarter 2020, the majority of CBL’s tenants did not report sales for the full reporting period. As a result, CBL is not able to provide a complete measure of sales per square foot for the quarter or trailing twelve months.

(4)	Our consolidated unencumbered properties generated approximately 34.7% of total consolidated NOI of $176,749,047 (which excludes NOI related to dispositions) for the six months ended June 30, 2020.
(5)

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

Additionally, while we had previously suspended quarterly dividend payments on our common stock during 2019, a very small amount of monthly “cash option” investments in shares continued into May 2020, pursuant to the terms of the Company’s dividend reinvestment plan (“DRIP”). Due in part to impacts on the Company’s operations and staffing resulting from ongoing efforts to address the COVID-19 pandemic, we inadvertently failed to suspend the operation of these “cash option” investments during the months of March, April and May 2020, after we lost the ability to use the Form S-3 registration statement for the DRIP, effective with the filing of our Annual Report on Form 10-K in March, due to the dividend arrearage with respect to our preferred stock. We have now fully suspended the operation of our DRIP, including the cash option feature but, as a result of this oversight, we issued a total of 6,134 shares of common stock that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) for aggregate consideration of $1,346.94 prior to such suspension. The purchasers of these shares, issued pursuant to our DRIP when we were not eligible to issue shares on Form S-3, could bring claims against us for rescission and other damages under federal or state securities laws.

Market Capitalization

Our total-market capitalization as of June 30, 2020 was as follows (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)
Common stock and operating partnership units	201,691	$0.27
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00
6.625% Series E Cumulative Redeemable Preferred Stock	690	250.00

(1)

Stock price for common stock and Operating Partnership units equals the closing price of CBL's common stock on June 30, 2020. The stock prices for the preferred stock represent the liquidation preference of each respective series of preferred stock.

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

The following table, which excludes expenditures for developments, redevelopments and expansions, summarizes these capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three and six month periods ended June 30, 2020 compared to the same periods in 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Tenant allowances (1)	$1,360	$8,796	$8,578	$11,050

Deferred maintenance:
Parking area and parking area lighting	15	126	270	214
Roof repairs and replacements	1,748	2,612	1,899	2,674
Other capital expenditures	645	5,898	3,841	9,484
Total deferred maintenance	2,408	8,636	6,010	12,372

Capitalized overhead	100	425	731	1,372

Capitalized interest	366	619	1,092	1,182

Total capital expenditures	$4,234	$18,476	$16,411	$25,976

(1)	Tenant allowances primarily relate to new leases. Tenant allowances related to renewal leases were not material for the periods presented.

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

Developments, Expansions and Redevelopments

The following tables summarize our development, expansion and redevelopment projects as of June 30, 2020.

Properties Opened During the Six Months Ended June 30, 2020

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2019 Cost	Opening Date	Initial Unleveraged Yield
Outparcel Development:
Fremaux Town Center - Old Navy	Slidell, LA	90%	12,467	$1,919	$1,553	$100	May-20	9.2%
Parkdale Mall - Self-storage (3)(4)	Beaumont, TX	50%	69,341	4,435	3,543	1,039	Apr-20	10.2%

Total Outparcel Development Completed			81,808	$6,354	$5,096	$1,139

(1)	Total Cost is presented net of reimbursements to be received.
(2)	Cost to Date does not reflect reimbursements until they are received.
(3)	Yield is based on expected yield upon stabilization.
(4)	Total cost includes an allocated value for the Company’s land contribution.

Redevelopments Completed During the Six Months Ended June 30, 2020

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2020 Cost	Opening Date	Initial Unleveraged Yield
Mall Redevelopments:
CherryVale Mall - Sears Redevelopment (Tilt)	Rockford, IL	100%	114,118	$3,508	$2,981	$78	Jun-20	8.3%
Dakota Square Mall - Herbergers Redevelopment (Ross/shops)	Minot, ND	100%	30,096	6,410	4,537	188	Jan-20	7.2%
Hamilton Place - Sears Redevelopment (Cheesecake Factory/Dicks Sporting Goods/Dave & Buster's/Office) (3)	Chattanooga, TN	100%	195,166	38,715	28,327	2,471	Mar-20	7.8%
Mall del Norte - Forever 21 Redevelopment (Main Event)	Laredo, TX	100%	81,242	10,514	6,674	1,016	Sep-19/Feb-20	9.3%
The Promenade - (Five Below/Carter's)	D'Iberville, MS	100%	14,007	2,832	2,263	251	Feb-20/Apr-20	11.4%
Total Redevelopments Completed			434,629	$61,979	$44,782	$4,004

(1)	Total Cost is presented net of reimbursements to be received.
(2)	Cost to Date does not reflect reimbursements until they are received.
(3)	The return reflected represents a pro forma incremental return as Total Cost excludes the cost related to the acquisition of the Sears building in 2017.

Properties Under D evelopment at June 30 , 2020

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2020 Cost	Expected Opening Date (3)	Initial Unleveraged Yield
Outparcel Developments:
Hamilton Place - Self Storage (4)(5)	Chattanooga, TN	60%	68,875	$5,824	$3,639	$2,520	Q3 '20	8.7%
Hamilton Place Development - Aloft Hotel (5)	Chattanooga, TN	50%	89,674	12,000	4,742	4,099	Q1 '21	9.2%
Mayfaire Town Center - First Watch	Wilmington, NC	100%	6,300	2,267	1,437	1,071	Q3 '20	10.1%
Pearland Town Center - HCA Offices	Pearland, TX	100%	48,416	14,186	3,148	2,291	Q1 '21	11.8%
			213,265	$34,277	$12,966	$9,981
Mall Redevelopments:
Coastal Grand - Dick's Sporting Goods/Golf Galaxy	Myrtle Beach, SC	50%	132,727	$7,050	$4,452	$3,386	Q3 '20	11.6%
Westmoreland Mall - JC Penney Redevelopment (Chipotle)	Greensburg, PA	100%	2,300	1,017	1,085	840	Q3 '20	9.4%
			135,027	$8,067	$5,537	$4,226
Total Properties Under Development			348,292	$42,344	$18,503	$14,207

(1)	Total Cost is presented net of reimbursements to be received.
(2)	Cost to Date does not reflect reimbursements until they are received.
(3)	As a result of government mandated construction halts due to the COVID-19 pandemic, opening dates may change from what is currently reflected.
(4)	Yield is based on expected yield once project stabilizes.
(5)	Total cost includes an allocated value for the Company’s land contribution.

Off-Balance Sheet Arrangements

Unconsolidated Affiliates

We have ownership interests in 28 unconsolidated affiliates as of June 30, 2020 that are described in Note 7 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as investments in unconsolidated affiliates.

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

See Note 12 to the condensed consolidated statements for information related to our guarantees of unconsolidated affiliates' debt as of June 30, 2020 and December 31, 2019.

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

Our Annual Report on Form 10-K, as amended, for the year ended December 31, 2019 contains a discussion of our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. Uncertainty in the current economic environment due to the effects of the COVID-19 pandemic has and may continue to significantly impact management’s judgments regarding estimates and assumptions. In addition to the critical accounting policies and estimates discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, as amended, we are adding the following due to significant changes in judgements related to the COVID-19 pandemic.

Revenue Recognition and Accounts Receivable

Receivables include amounts billed and currently due from tenants pursuant to lease agreements and receivables attributable to straight-line rents associated with those lease agreements. Individual leases where the collection of rents is in dispute are assessed for collectability based on management’s best estimate of collection considering the anticipated outcome of the dispute. Individual leases that are not in dispute are assessed for collectability and upon the determination that the collection of rents over the remaining lease term is not probable, accounts receivable are reduced as an adjustment to rental revenues. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further, management assesses whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical collection levels and current economic trends. An allowance for the uncollectible portion of the portfolio is recorded as an adjustment to rental revenues.  Management’s estimate of the collectability of accounts receivable from tenants is based on the best information available to management at the time of evaluation.

We review current economic considerations each reporting period, including the effects of tenant bankruptcies. Additionally, with the uncertainties regarding COVID-19, our assessment also took into consideration the type of tenant and current discussions with the tenants, as well as recent rent collection experience. Evaluating and estimating uncollectible lease payments and related receivables requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation. For the three and six months ended June 30, 2020, we reduced rental revenue by $36.9 million and $40.7 million, respectively, due to lease-related reserves and write-offs, which includes $1.1 million and $2.6 million, respectively, for straight-line rent receivables. Actual results could differ from these estimates and such differences could be material to our consolidated financial statements.

Lease Modifications

In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance related to lease concessions provided as a result of COVID-19. Under existing lease guidance, we would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A clarifies that entities may elect to not evaluate whether lease-related relief that lessors provide to mitigate the economic effects of COVID-19 on lessees is a lease modification under Topic 842, Leases .. Instead, an entity that elects not to evaluate whether a concession directly related to COVID-19 is a modification can then elect whether to apply the modification guidance (i.e. assume the relief was always contemplated by the contract or assume the relief was not contemplated by the contract). Both lessees and lessors may make this election.

We have elected to apply the relief provided under the Lease Modification Q&A and will avail ourselves of the election to avoid performing a lease by lease analysis for the lease concessions that were (1) granted as relief due to the COVID-19 pandemic and (2) result in the cash flows remaining substantially the same or less than the original contract. The Lease Modification Q&A had a material impact on our consolidated financial statements as of and for the three and six months ended June 30, 2020. However, its future impact to us is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by us at the time of entering such concessions.

The Lease Modification Q&A allows us to determine accounting policy elections at a disaggregated level, and the elections should be applied consistently by either the type of concession, underlying asset class or on another reasonable basis . As a result, we have made the following policy elections based on the type of concession agreed to with the respective tenant.

Rent Deferrals

The Company will account for rental deferrals using the receivables model as described within the Lease Modification Q&A. Under the receivables model, the Company will continue to recognize lease revenue in a manner that is unchanged from the original lease agreement and continue to recognize lease receivables and rental revenue during deferral period.

Rent Abatements

The Company will account for rental abatements using the negative variable income model as described within the Lease Modification Q&A. Under the negative variable income model, the Company will recognize negative variable rent for the current period reduction of rental revenue associated with any lease concessions we provide.

At June 30, 2020, our receivables include $9.1 million related to receivables that have been deferred and are to be repaid over periods generally starting in late 2020 and extending for some portion of 2021. We granted abatements of $1.8 million for the three and six months ended June 30, 2020. As of early August 2020, we estimate that we will defer $15.5 million of rents that were billed for April, May and June 2020 based on agreements that have been executed or are in active negotiation. We continue to assess rent relief requests from our tenants but are unable to predict the resolution or impact of these discussions.

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

FFO of the Operating Partnership declined to $(5.2) million for the three months ended June 30, 2020 from $68.5 million for the prior-year period and declined to $45.8 million for the six months ended June 30, 2020 from $112.6 million for the prior-year period. Excluding the adjustments noted below, FFO of the Operating Partnership, as adjusted, declined to $4.9 million for the three months ended June 30, 2020 from $68.5 million for the same period in 2019, and declined to $56.5 million for the six months ended June 30, 2020 from $129.1 million for the same period in 2019. The decreases in FFO, as adjusted, for the three- and six- month periods were primarily driven by lower property-level NOI, which includes the estimate for uncollectable rental revenues and rent abatements due to the mandated property closures a result of the COVID-19 pandemic. The reduction in rental revenues was partially offset by the program we put in place to eliminate all non-essential expenditures and the company-wide furlough and salary reduction program.

The reconciliation of net loss attributable to common shareholders to FFO allocable to Operating Partnership common unitholders is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss attributable to common shareholders	$(81,452)	$(35,400)	$(215,348)	$(85,599)
Noncontrolling interest in income (loss) of Operating Partnership	(2,077)	(5,454)	(18,491)	(13,212)
Depreciation and amortization expense of:
Consolidated Properties	52,663	64,478	108,565	134,270
Unconsolidated affiliates	14,020	11,462	27,530	22,128
Non-real estate assets	(812)	(902)	(1,729)	(1,799)
Noncontrolling interests' share of depreciation and amortization	(788)	(2,648)	(1,711)	(4,805)
Loss on impairment	13,274	41,608	146,918	66,433
(Gain) loss on depreciable property	—	(4,599)	25	(4,841)
FFO allocable to Operating Partnership common unitholders	(5,172)	68,545	45,759	112,575
Debt restructuring expenses (1)	7,857	—	7,857	—
Litigation settlement, net of taxes (2)	—	—	—	87,667
Non-cash default interest expense (3)	2,203	—	2,893	542
Gain on extinguishment of debt (4)	—	—	—	(71,722)
FFO allocable to Operating Partnership common unitholders, as adjusted	$4,888	$68,545	$56,509	$129,062

FFO per diluted share	$(0.03)	$0.34	$0.23	$0.56

FFO, as adjusted, per diluted share	$0.02	$0.34	$0.28	$0.64
(1)

Represents professional fees related to the Company's negotiations with the administrative agent and lenders under the secured credit facility and certain holders of the Company's senior unsecured notes regarding a restructure of such indebtedness.

(2)	The six months ended June 30, 2019 is comprised of the accrued maximum expense of $88.2 million related to the proposed settlement of a class action lawsuit.
(3)

The six months ended June 30, 2020 includes default interest expense related to Greenbrier Mall, Hickory Point Mall, Eastgate Mall, Asheville Mall, Burnsville Center and Park Plaza Mall. The six months ended June 30, 2019 includes default interest expense related to Acadiana Mall and Cary Towne Center.

(4)

The six months ended June 30, 2019 includes a gain on extinguishment of debt related to the non-recourse loan secured by Acadiana Mall, which was conveyed to the lender in the first quarter of 2019, and a gain on extinguishment of debt related to the non-recourse loan secured by Cary Towne Center, which was sold in the first quarter of 2019.

The reconciliation of diluted EPS to FFO per diluted share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Diluted EPS attributable to common shareholders	$(0.42)	$(0.20)	$(1.16)	$(0.49)
Eliminate amounts per share excluded from FFO:
Depreciation and amortization expense, including amounts from consolidated Properties, unconsolidated affiliates, non-real estate assets and excluding amounts allocated to noncontrolling interests	0.32	0.36	0.66	0.75
Loss on impairment	0.07	0.20	0.73	0.32
Gain on depreciable property	—	(0.02)	—	(0.02)
FFO per diluted share	$(0.03)	$0.34	$0.23	$0.56

The reconciliations of FFO allocable to Operating Partnership common unitholders to FFO allocable to common shareholders, including and excluding the adjustments noted above, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
FFO of the Operating Partnership	$(5,172)	$68,545	$45,759	$112,575
Percentage allocable to common shareholders (1)	95.17%	86.64%	92.09%	86.63%
FFO allocable to common shareholders	$(4,922)	$59,387	$42,139	$97,524

FFO allocable to Operating Partnership common unitholders, as adjusted	$4,888	$68,545	$56,509	$129,062
Percentage allocable to common shareholders (1)	95.17%	86.64%	92.09%	86.63%
FFO allocable to common shareholders, as adjusted	$4,652	$59,387	$52,039	$111,806
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

Interest Rate Risk

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at June 30, 2020, a 0.5% increase or decrease in interest rates on variable-rate debt would decrease or increase annual cash flows by approximately $6.6 million and increase or decrease annual interest expense, after the effect of capitalized interest, by approximately $6.5 million.

Based on our proportionate share of total consolidated and unconsolidated debt at June 30, 2020, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $28.4 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $36.1 million.

ITEM 4:    Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, of the effectiveness of the design and operation of the Company's and the Operating Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. The Company’s and the Operating Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to ensure that information we are required to disclose is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's and the Operating Partnership's disclosure controls and procedures were not effective as a result of the material weakness described below.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s and the Operating Partnership’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2020, management of the Company and the Operating Partnership determined that there was a control deficiency that constituted a material weakness, as described below.

As a result of recent turnover, the Company and the Operating Partnership did not maintain a sufficient complement of personnel commensurate with their accounting and financial reporting requirements in accordance with U.S. GAAP and SEC regulations.

The control deficiency described above created a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis and therefore we concluded that the deficiency represents a material weakness in the Company’s and the Operating Partnership’s internal control over financial reporting and that the Company and the Operating Partnership did not maintain effective internal control over financial reporting as of June 30, 2020 based on criteria established in Internal Control-Integrated Framework issued by COSO.

Notwithstanding the identified material weakness, management believes that the Condensed Consolidated Financial Statements and related financial information included in this Form 10-Q fairly present, in all material respects, our balance sheets, statements of operations, comprehensive loss and cash flows as of and for the periods presented.

Remediation Plan

The Company and the Operating Partnership plan to remediate this material weakness by hiring additional personnel to enable them to meet their financial reporting requirements. The Company and the Operating Partnership may also utilize outside advisors to assist on a short-term basis.

Changes in Internal Control over Financial Reporting

We have continued to address the effects of the COVID-19 pandemic on our control structure, including modifications to business modeling, forecasting and estimations, lease modifications, and accounts receivable collectability, as well as for the consequences of reductions in headcount and remote working arrangements. We are continually monitoring and assessing the COVID-19 pandemic’s effect on our internal control processes in order to minimize the impact to their design and operating effectiveness. There were no other changes in the Company’s or the Operating Partnership’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1:    Legal Proceedings

Litigation

As previously disclosed, in April 2019, the Company entered into a settlement agreement and release with respect to the class action lawsuit filed on March 16, 2016 in the United States District Court for the Middle District of Florida by Wave Lengths Hair Salons of Florida, Inc. d/b/a Salon Adrian. Pursuant to the settlement agreement the Company set aside a common fund with a monetary and non-monetary value of $90.0 million to be disbursed to class members in accordance with an agreed-upon formula that is based upon aggregate damages of $60.0 million. The Court granted final approval to the proposed settlement on August 22, 2019. The class members were comprised of past and current tenants at certain of the Company's shopping centers that it owns or formerly owned during the class period, which extended from January 1, 2011 through the date of preliminary court approval. Class members who are past tenants and made a valid claim pursuant to the Court's order will receive payment of their claims in cash. Class members who are current tenants began receiving monthly credits against rents and future charges during the three months ended June 30, 2020 and will continue for the following five years. Any amounts under the settlement allocated to tenants with outstanding amounts payable to the Company, including tenants which have declared bankruptcy or declare bankruptcy over the relevant period, will first be deducted from the amounts owed to the Company. All attorney’s fees and associated costs to class counsel (up to a maximum of $27.0 million), any incentive award to the class representative (up to a maximum of $50 thousand), and class administration costs (which are expected to not exceed $100 thousand), have or will be funded by the common fund, which has been approved by the Court. Under the terms of the settlement agreement, the Company did not pay any dividends to holders of its common shares payable in the third and fourth quarters of 2019. The settlement agreement does not restrict the Company's ability to declare dividends payable in 2020 or in subsequent years. The Company recorded an accrued liability and corresponding litigation settlement expense of $88.2 million in the three months ended March 31, 2019 related to the settlement agreement. During the three-month periods ended September 30, 2019 and December 31, 2019, the Company reduced the accrued liability by $26.4 million, a majority of which was related to past tenants that did not submit a claim pursuant to the terms of the settlement agreement with the remainder relating to tenants that either opted out of the lawsuit or waived their rights to their respective settlement amounts. Additionally, the Company reduced the accrued liability during the three months ended December 31, 2019 by $23.1 million related to attorney and administrative fees that were paid pursuant to the settlement agreement. During the three months and six months ended June 30, 2020, the Company reduced the accrued liability by $3.3 million, which was related to monthly credits against rents and other charges for current tenants. The Company also received document requests in the third quarter of 2019, in the form of subpoenas, from the Securities and Exchange Commission and the Department of Justice regarding the Wave Lengths Hair Salons of Florida, Inc. litigation and other related matters. The Company is continuing to cooperate in these matters.

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

Certain states and cities, including where we own properties and where our corporate headquarters is located, have also reacted by instituting quarantines, restrictions on travel, “shelter - in - place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. The Company cannot predict if additional states and cities will implement similar restrictions or when restrictions currently in place will be lifted . As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including the retail industr y in which the Company and our tenants operate.

A majority of our tenants have implemented temporary closures and/or shortened the operating hours of their stores and requested rent deferral or rent abatement during this pandemic or have failed to pay rent. In addition, state, local or industry-initiated efforts, such as tenant rent freezes, or governmental or court-imposed delays in the processing of landlord initiated commercial eviction and collection actions in various jurisdictions in light of the COVID-19 pandemic, may also affect our ability to collect rent or enforce remedies for the failure to pay rent. We believe our tenants do not have a contractual right to cease paying rent due to government-mandated closures and, subject to negotiated resolutions of rent deferral requests that we may enter into with certain tenants, we intend to enforce our rights under our lease agreements. However, COVID-19 and the related governmental orders present fairly novel situations for which the ultimate legal outcome cannot be assured, and it is possible future governmental action could impact our rights under the lease agreements. The extent of tenant requests and actions, and the resulting impact to the Company’s results of operations and cash flows, is uncertain and cannot be predicted.

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

•

difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis and our tenants' ability to fund their business operations and meet their obligations to us;

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

The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. The COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance.

We have determined that there is substantial doubt about o u r ability to continue as a going concern.

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

The Operating Partnership received notices of default and reservation of rights letters from the administrative agent under the secured credit facility asserting that certain defaults and events of default have occurred and continue to exist as of June 30, 2020 by reason of the Operating Partnership’s failure to comply with certain restrictive covenants, including the liquidity covenant, in the secured credit facility. As of the date of this report, the lenders under the secured credit facility have not accelerated the outstanding amount due and payable on the loans or commenced foreclosure proceedings, but they may seek to exercise one or more of these remedies in the future.

Management has engaged Weil, Gotshal & Manges LLP and Moelis & Company LLC (the “Advisors”) to assist the Company in exploring several alternatives to reduce overall leverage and interest expense and to extend the maturity of its debt including (i) the senior secured credit facility, which includes a revolving facility with a balance of $675.9 million and term loan with a balance of $447.5 million as of June 30, 2020, that matures in July 2023 and (ii) the Notes with balances of $450.0 million, $300.0 million, and $625.0 million, as of June 30, 2020, that mature in December 2023, October 2024 and December 2026, respectively, as well as the cumulative unpaid dividends on the Company’s preferred stock and the special common units of limited partnership interest in the Operating Partnership. The Advisors commenced discussions in May 2020 with advisors to certain holders of the Notes and the credit committee of the senior secured credit facility. Management may pursue a comprehensive capital structure solution that will address the Company’s funded indebtedness and outstanding equity interests that may result in the reorganization of the Company.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the condensed consolidated financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. Given the impact of the COVID-19 pandemic on the retail and broader markets, the ongoing weakness of the credit markets, and the Operating Partnership’s default of certain restrictive covenants, the Company believes that there is substantial doubt that it will continue to operate as a going concern within one year after the date these condensed consolidated financial statements are issued.

We identified a material weakness in internal control over financial reporting. We may not remediate this material weakness on a timely basis or may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, which may result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations. As a result, stockholders could lose confidence in our financial and other public reporting, which would then be likely to negatively affect our business and the market price of our securities.

A material weakness in internal control over financial reporting was identified as of June 30, 2020. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. See Part I, Item 4 above for further details. We are planning to remediate the material weakness by hiring additional personnel to enable the Company and the Operating Partnership to meet their financial reporting requirements, and we may utilize outside advisors to assist on a short-term basis. These remediation measures may be time consuming and costly, and might place significant demands on our financial, accounting and operational resources. In addition, there is no assurance that we will be successful in hiring the necessary personnel in a timely manner, or at all.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and is important in helping to prevent mistakes in our financial statements and financial fraud. Any failure to implement required new or improved controls, or difficulties encountered in our implementation to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or identification of any additional material weaknesses that may exist, may adversely affect the accuracy and timing of our financial reporting, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, we may be unable to prevent fraud, investors may lose confidence in our financial reporting, and the price of our securities may decline as a result.

Any testing conducted by us, or any testing conducted by our independent registered public accounting firm, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be new material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. In addition, our reporting obligations as a public company could place a significant strain on our management, operational and financial resources and systems for the foreseeable future and may cause us to fail to timely achieve and maintain the adequacy of its internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. There is no assurance that the measures we are currently undertaking or may take in the future will be sufficient to maintain effective internal controls or to avoid potential future deficiencies in internal control, including material weaknesses.

Our common stock could be delisted from the NYSE if we fail to meet applicable continued listing requirements, which could have materially adverse effects on our business.

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

We are no longer eligible to use SEC Form S-3 to register offers and sales of our securities under the Securities Act, as a result of the existing dividend arrearage on our preferred stock, which will continue to accumulate following our board of directors’ decision in December 2019 to suspend such dividends. Historically, we have relied on shelf registration statements on Form S-3 for our public capital raising transactions, and also to register the offer and sale of shares of common stock under our DRIP. Our inability to use Form S-3 may harm our ability to raise capital in the future, as we will be required to use a registration statement on Form S-1 to register securities with the SEC, which may be expected to hinder our ability to act quickly in raising capital to take advantage of market conditions and to increase our cost of raising capital.  Further, we inadvertently failed to suspend small monthly “cash option” investments in common stock under our DRIP during the months of March, April and May 2020, and as a result of this oversight, we issued a total of 6,134 shares of common stock that were not registered under the Securities Act for aggregate consideration of $1,346.94. The purchasers of these shares, issued pursuant to our DRIP when we were not eligible to issue shares on Form S-3, could bring claims against us for rescission and other damages under federal or state securities laws

ITEM 2:    Unregistered Sales of Equ ity Securities and Use of Proceeds

Cash Option Investments Under DRIP Plan

While we had previously suspended quarterly dividend payments on our common stock during 2019, a very small amount of monthly “cash option” investments in shares continued pursuant to the terms of the Company’s DRIP. Due in part to impacts on the Company’s operations and staffing resulting from ongoing efforts to address the COVID-19 pandemic, we inadvertently failed to suspend the operation of these “cash option” investments during the months of March, April and May 2020, after we lost the ability to use the Form S-3 registration statement for the DRIP due to the existing dividend arrearage with respect to our preferred stock. We have now fully suspended the operation of our DRIP, including the cash option feature but, as a result of this oversight, we issued a total of 6,134 shares of common stock that were not registered under the Securities Act for aggregate consideration of $1,346.94 prior to such suspension. The purchasers of these shares, issued pursuant to our DRIP when we were not eligible to issue shares on Form S-3, could bring claims against us for rescission and other damages under federal or state securities laws.

Limitations on Payment of Dividends

See information presented under the heading “Equity” in the “Liquidity and Capital Resources” section of Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in PART I of this report for a discussion of current limitations on the payment of dividends by the Company.

ITEM 3:    Defaults Upon Senior Securities

Defaults on Indebtedness

See information presented in Note 8 – Mortgage and Other Indebtedness, Net in the financial statements included in PART I of this report under the heading “Senior Unsecured Notes” for a discussion of certain defaults with respect to the Company’s senior unsecured notes and senior secured credit facility related to certain interest payments on the senior unsecured notes, and additional information presented under the heading “Financial Covenants and Restrictions” for a discussion of additional asserted defaults with respect to the Company’s senior secured credit facility.

Preferred Dividend and Special Common Unit Distribution Arrearages

Dividends on the Series D and the Series E preferred stock are cumulative and therefore will continue to accrue at an annual rate of $18.4375 per share and $16.5625 per share, respectively. As of June 30, 2020, the cumulative amount of unpaid dividends on the preferred stock totaled $33.7 million.

Distributions on the Series K and S special common units are cumulative and therefore will continue to accrue at an annual rate of $2.96875 per unit, $3.0288 per unit and $2.92875 per unit, respectively. Distributions on the Series L special common units were cumulative through and accrued at an annual rate of $3.0288 per unit. Pursuant to the terms of the Series L special common units, on June 1, 2020 the Series L special common units began receiving distributions at the same rate and on the same terms as the common units of limited partnership interest in the Operating Partnership.  As of June 30, 2020, the cumulative amount of unpaid distributions on the special common units totaled $6.8 million.

ITEM 4:    Mine Safety Disclosures

Not applicable.

ITEM 5:    Other Information

None.

ITEM 6:     Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
10.1

Forbearance Agreement, dated as of June 30, 2020, by and among CBL & Associates Limited Partnership, each of the subsidiary guarantors party thereto, CBL & Associates Properties, Inc., and each of the beneficial owners and/or investment advisors or managers of discretionary funds, accounts or other entities for the holders or beneficial owners of the 2023 Notes. Incorporated by reference to Current Report on Form 8-K, dated June 30, 2020 and filed on July 1, 2020. *

10.1.1

Amendment to Forbearance Agreement, dated as of July 15, 2020, by and among CBL & Associates Limited Partnership, each of the subsidiary guarantors party thereto, CBL & Associates Properties, Inc., and each of the beneficial owners and/or investment advisors or managers of discretionary funds, accounts or other entities for the holders or beneficial owners of the 2023 Notes. Incorporated by reference to Current Report on Form 8-K, dated July 15, 2020 and filed on July 16, 2020. *

10.1.2

Second Amendment to Forbearance Agreement, dated as of July 22, 2020, by and among CBL & Associates Limited Partnership, each of the subsidiary guarantors party thereto, CBL & Associates Properties, Inc., and each of the beneficial owners and/or investment advisors or managers of discretionary funds, accounts or other entities for the holders or beneficial owners of the 2023 Notes. Incorporated by reference to Current Report on Form 8-K, dated July 22, 2020 and filed on July 23, 2020. *

10.2

Forbearance Agreement, dated as of July 15, 2020, by and among CBL & Associates Limited Partnership, each of the subsidiary guarantors party thereto, CBL & Associates Properties, Inc., and each of the beneficial owners and/or investment advisors or managers of discretionary funds, accounts or other entities for the holders or beneficial owners of the 2026 Notes. Incorporated by reference to Current Report on Form 8-K, dated July 15, 2020 and filed on July 16, 2020. *

10.2.1

Amendment to Forbearance Agreement, dated as of July 22, 2020, by and among CBL & Associates Limited Partnership, each of the subsidiary guarantors party thereto, CBL & Associates Properties, Inc., and each of the beneficial owners and/or investment advisors or managers of discretionary funds, accounts or other entities for the holders or beneficial owners of the 2026 Notes. Incorporated by reference to Current Report on Form 8-K, dated July 22, 2020 and filed on July 23, 2020. *

10.3

Forbearance Agreement, dated as of June 30, 2020, by and among CBL & Associates Limited Partnership, each of the subsidiary guarantors and pledgors party thereto, CBL & Associates Properties, Inc. and Wells Fargo Bank, National Association, as administrative agent. Incorporated by reference to Current Report on Form 8-K, dated June 30, 2020 and filed on July 1, 2020. *

10.3.1

Amendment to Forbearance Agreement, dated as of July 15, 2020, by and among CBL & Associates Limited Partnership, each of the subsidiary guarantors and pledgors party thereto, CBL & Associates Properties, Inc. and Wells Fargo Bank, National Association, as administrative agent. Incorporated by reference to Current Report on Form 8-K, dated July 15, 2020 and filed on July 16, 2020. *

10.3.2

Second Amendment to Forbearance Agreement, dated as of July 22, 2020, by and among CBL & Associates Limited Partnership, each of the subsidiary guarantors and pledgors party thereto, CBL & Associates Properties, Inc. and Wells Fargo Bank, National Association, as administrative agent. Incorporated by reference to Current Report on Form 8-K, dated July 22, 2020 and filed on July 23, 2020. *

10.3.3

Third Amendment to Forbearance Agreement, dated as of July 29, 2020, by and among CBL & Associates Limited Partnership, each of the subsidiary guarantors and pledgors party thereto, CBL & Associates Properties, Inc. and Wells Fargo Bank, National Association, as administrative agent. Incorporated by reference to Current Report on Form 8-K, dated July 29, 2020 and filed on July 3 0 , 2020. *

31.1

Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Properties, Inc.

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

Date: August 17, 2020