Form 10-Q
period 2020-09-30
CBL & ASSOCIATES PROPERTIES INC; CBL & ASSOCIATES LIMITED PARTNERSHIP
filed 2020-11-16
CIK 910612, 915140

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

CBL & Associates Limited Partnership: None

As of November 11, 2020, there were 196,572,248 shares of CBL & Associates Properties, Inc.'s common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE

(Dollars in thousands, except share data)

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2020 of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the "Company" mean CBL & Associates Properties, Inc. and its subsidiaries. References to the "Operating Partnership" mean CBL & Associates Limited Partnership and its subsidiaries. The terms "we," "us" and "our" refer to the Company or the Company and the Operating Partnership collectively, as the context requires.

As previously disclosed in the Current Report on Form 8-K filed on November 2, 2020 by CBL & Associates Properties, Inc. together with its majority owned subsidiary, CBL & Associates Limited Partnership, together with certain of its direct and indirect subsidiaries (collectively, the “Debtors”), commenced the filing of voluntary petitions (the “Chapter 11 Cases”) under Chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) beginning on November 1, 2020.  The Debtors have filed a series of motions with the Bankruptcy Court that, as granted, enable the Debtors to maintain their operations in the ordinary course of business.

The filing of the Chapter 11 Cases came at the same time during which the Company’s management was working to complete the preparation of financial statements and related disclosures required to be included in its Form 10-Q.  Accordingly, in consideration of the significant amount of time required of management to support matters related to the Chapter 11 Cases and the additional time required by management to make appropriate revisions to the financial statements and related disclosures included in the Form 10-Q to reflect the commencement of the Chapter 11 Cases, the Company was unable to timely file its Form 10-Q. The Company filed a “Notification of Late Filing” on Form 12b-25 on November 10, 2020 pursuant to Rule 12b-25 of the Securities Exchange Act of 1934 to delay the filing of this Form 10-Q.

The Company is a real estate investment trust ("REIT") whose stock is listed on the New York Stock Exchange (“NYSE”), and was traded on the NYSE prior to the NYSE’s announcement on November 2, 2020, that it had suspended trading in the Company’s stock due to “abnormally low” trading price levels and had determined to commence proceedings to delist the Company’s stock. As discussed further under “Listing Criteria” in Note 1 – Organization and Basis of Presentation herein, the Company intends to appeal this decision in accordance with NYSE rules, and in the meantime the Company’s stock is trading on the OTC Markets, operated by the OTC Markets Group, Inc. The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At September 30, 2020, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 96.1% limited partner interest for a combined interest held by the Company of 97.1%.

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

CBL & Associates Properties, Inc.

CBL & Associates Limited Partnership

PART I – FINANCIAL INFORMATION

ITEM 1:   Financial Statements

CBL & Associates Properties, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

ASSETS (1)	September 30, 2020	December 31, 2019
Real estate assets:
Land	$717,048	$730,218
Buildings and improvements	5,255,663	5,631,831
	5,972,711	6,362,049
Accumulated depreciation	(2,228,632)	(2,349,404)
	3,744,079	4,012,645
Developments in progress	31,822	49,351
Net investment in real estate assets	3,775,901	4,061,996
Cash and cash equivalents	106,807	32,816
Available-for-sale securities - at fair value (amortized cost of $151,762 in 2020)	151,795	—
Receivables:
Tenant	108,123	75,252
Other	6,121	10,792
Mortgage and other notes receivable	2,534	4,662
Investments in unconsolidated affiliates	291,040	307,354
Intangible lease assets and other assets	121,722	129,474
	$4,564,043	$4,622,346
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness, net	$3,729,686	$3,527,015
Accounts payable and accrued liabilities	221,946	231,306
Total liabilities (1)	3,951,632	3,758,321
Commitments and contingencies (Note 8 and Note 12)
Redeemable noncontrolling interests	193	2,160
Shareholders' equity:
Preferred Stock, $.01 par value, 15,000,000 shares authorized:
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding	18	18
6.625% Series E Cumulative Redeemable Preferred Stock, 690,000 shares outstanding	7	7
Common stock, $.01 par value, 350,000,000 shares authorized, 195,765,021 and 174,115,111 issued and outstanding in 2020 and 2019, respectively	1,958	1,741
Additional paid-in capital	1,984,607	1,965,897
Accumulated other comprehensive loss	33	—
Dividends in excess of cumulative earnings	(1,397,131)	(1,161,351)
Total shareholders' equity	589,492	806,312
Noncontrolling interests	22,726	55,553
Total equity	612,218	861,865
	$4,564,043	$4,622,346

(1)

As of September 30, 2020, includes $364,893 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $171,625 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 7.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES:
Rental revenues	$124,081	$180,616	$405,476	$556,989
Management, development and leasing fees	2,104	2,216	5,251	7,325
Other	3,712	4,419	10,955	14,344
Total revenues	129,897	187,251	421,682	578,658
OPERATING EXPENSES:
Property operating	(20,396)	(27,344)	(63,011)	(82,856)
Depreciation and amortization	(53,477)	(64,168)	(162,042)	(198,438)
Real estate taxes	(17,215)	(18,699)	(53,500)	(57,766)
Maintenance and repairs	(8,425)	(10,253)	(25,675)	(34,327)
General and administrative	(25,497)	(12,467)	(62,060)	(48,901)
Loss on impairment	(46)	(135,688)	(146,964)	(202,121)
Litigation settlement	2,480	22,688	2,480	(65,462)
Other	—	(7)	(400)	(41)
Total operating expenses	(122,576)	(245,938)	(511,172)	(689,912)
OTHER INCOME (EXPENSES):
Interest and other income	1,975	1,367	5,263	2,212
Interest expense	(61,137)	(50,515)	(160,760)	(156,995)
Gain on extinguishment of debt	15,407	—	15,407	71,722
Gain on investments/deconsolidation	—	11,174	—	11,174
Gain (loss) on sales of real estate assets	(55)	8,056	2,708	13,811
Income tax provision	(546)	(1,670)	(17,189)	(2,622)
Equity in earnings (losses) of unconsolidated affiliates	(7,389)	(1,759)	(12,450)	3,421
Total other expenses	(51,745)	(33,347)	(167,021)	(57,277)
Net loss	(44,424)	(92,034)	(256,511)	(168,531)
Net (income) loss attributable to noncontrolling interests in:
Operating Partnership	609	13,904	19,100	27,116
Other consolidated subsidiaries	937	(763)	1,631	(631)
Net loss attributable to the Company	(42,878)	(78,893)	(235,780)	(142,046)
Preferred dividends declared	—	(11,223)	—	(33,669)
Preferred dividends undeclared	(11,223)	—	(33,669)	—
Net loss attributable to common shareholders	$(54,101)	$(90,116)	$(269,449)	$(175,715)
Basic and diluted per share data attributable to common shareholders:
Net loss attributable to common shareholders	$(0.28)	$(0.52)	$(1.43)	$(1.01)
Weighted-average common and potential dilutive common shares outstanding	193,481	173,471	188,211	173,400

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(44,424)	$(92,034)	$(256,511)	$(168,531)

Other comprehensive income:
Unrealized gain on available-for-sale securities	75	—	33	—

Comprehensive loss	(44,349)	(92,034)	(256,478)	(168,531)
Comprehensive (income) loss attributable to noncontrolling interests in:
Operating Partnership	609	13,904	19,100	27,116
Other consolidated subsidiaries	937	(763)	1,631	(631)
Comprehensive loss attributable to the Company:	$(42,803)	$(78,893)	$(235,747)	$(142,046)

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Equity

(In thousands, except share data)

(Unaudited)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2019	$3,575	$25	$1,727	$1,968,280	$(1,005,895)	$964,137	$68,028	$1,032,165
Net loss	(453)	—	—	—	(38,976)	(38,976)	(7,380)	(46,356)
Dividends declared - common stock ($0.075 per share)	—	—	—	—	(13,010)	(13,010)	—	(13,010)
Dividends declared - preferred stock	—	—	—	—	(11,223)	(11,223)	—	(11,223)
Issuance of 863,174 shares of common stock and restricted common stock	—	—	9	708	—	717	—	717
Cancellation of 57,656 shares of restricted common stock	—	—	(1)	(133)	—	(134)	—	(134)
Performance stock units	—	—	—	313	—	313	—	313
Amortization of deferred compensation	—	—	—	1,033	—	1,033	—	1,033
Adjustment for noncontrolling interests	1,038	—	—	(2,356)	—	(2,356)	1,318	(1,038)
Distributions to noncontrolling interests	(1,143)	—	—	—	—	—	(4,450)	(4,450)
Contributions from noncontrolling interests	—	—	—	—	—	—	455	455
Balance, March 31, 2019	3,017	25	1,735	1,967,845	(1,069,104)	900,501	57,971	958,472
Net loss	(317)	—	—	—	(24,177)	(24,177)	(5,194)	(29,371)
Dividends declared - preferred stock	—	—	—	—	(11,223)	(11,223)	—	(11,223)
Issuances of 15,634 shares of common stock and restricted common stock	—	—	—	21	—	21	—	21
Cancellation of 5,717 shares of restricted common stock	—	—	—	(5)	—	(5)	—	(5)
Performance stock units	—	—	—	312	—	312	—	312
Amortization of deferred compensation	—	—	—	587	—	587	—	587
Adjustment for noncontrolling interests	1,130	—	—	(2,211)	—	(2,211)	1,081	(1,130)
Contributions from noncontrolling interests	—	—	—	—	—	—	4,148	4,148
Distributions to noncontrolling interests	(1,143)	—	—	—	—	—	(3,225)	(3,225)
Balance, June 30, 2019	2,687	25	1,735	1,966,549	(1,104,504)	863,805	54,781	918,586
Net loss	(811)	—	—	—	(78,893)	(78,893)	(12,330)	(91,223)
Dividends declared - preferred stock	—	—	—	—	(11,223)	(11,223)	—	(11,223)
Issuances of 1,681 shares of common stock and restricted common stock	—	—	—	2	—	2	—	2
Cancellation of 4,310 shares of restricted common stock	—	—	—	(4)	—	(4)	—	(4)
Performance stock units	—	—	—	313	—	313	—	313
Amortization of deferred compensation	—	—	—	591	—	591	—	591
Adjustment for noncontrolling interests	1,131	—	—	(2,221)	—	(2,221)	1,089	(1,132)
Distributions to noncontrolling interests	(1,143)	—	—	—	—	—	(2,857)	(2,857)
Deconsolidation of investment	—	—	—	—	—	—	(4,270)	(4,270)
Balance, September 30, 2019	$1,864	$25	$1,735	$1,965,230	$(1,194,620)	$772,370	$36,413	$808,783

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2020	$2,160	$25	$1,741	$1,965,897	$—	$(1,161,351)	$806,312	$55,553	$861,865
Net loss	(1,158)	—	—	—	—	(122,673)	(122,673)	(15,463)	(138,136)
Other comprehensive income	—	—	—	—	22	—	22	—	22
Conversion of 16,333,947 Operating Partnership common units into shares of common stock	—	—	163	20,888	—	—	21,051	(21,051)	—
Issuance of 1,633,345 shares of common stock and restricted common stock	—	—	17	520	—	—	537	—	537
Cancellation of 116,781 shares of restricted common stock	—	—	(1)	(96)	—	—	(97)	—	(97)
Amortization of deferred compensation	—	—	—	633	—	—	633	—	633
Performance stock units	—	—	—	390	—	—	390	—	390
Adjustment for noncontrolling interests	60	—	—	(10,341)	—	—	(10,341)	10,281	(60)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(731)	(731)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	668	668
Balance, March 31, 2020	1,062	25	1,920	1,977,891	22	(1,284,024)	695,834	29,257	725,091
Net loss	(654)	—	—	—	—	(70,229)	(70,229)	(1,910)	(72,139)
Other comprehensive loss	—	—	—	—	(64)	—	(64)	—	(64)
Issuance of 5,891 shares of common stock and restricted common stock	—	—	—	2	—	—	2	—	2
Cancellation of 20,059 shares of restricted common stock	—	—	—	(14)	—	—	(14)	—	(14)
Amortization of deferred compensation	—	—	—	384	—	—	384	—	384
Performance stock units	—	—	—	379	—	—	379	—	379
Adjustment for noncontrolling interests	117	—	—	3,812	—	—	3,812	(3,929)	(117)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(94)	(94)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	25	25
Balance, June 30, 2020	525	25	1,920	1,982,454	(42)	(1,354,253)	630,104	23,349	653,453
Net loss	(422)	—	—	—	—	(42,878)	(42,878)	(1,124)	(44,002)
Other comprehensive income	—	—	—	—	75	—	75	—	75
Conversion of 3,814,729 Operating Partnership common units into shares of common stock	—	—	38	(25)	—	—	13	(13)	—
Cancellation of 1,162 shares of restricted common stock	—	—	—	(1)	—	—	(1)	—	(1)
Amortization of deferred compensation	—	—	—	375	—	—	375	—	375
Performance stock units	—	—	—	2,420	—	—	2,420	—	2,420
Adjustment for noncontrolling interests	90	—	—	(616)	—	—	(616)	525	(91)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(11)	(11)
Balance, September 30, 2020	$193	$25	$1,958	$1,984,607	$33	$(1,397,131)	$589,492	$22,726	$612,218

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(256,511)	$(168,531)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	162,042	198,438
Net amortization of deferred financing costs, premiums on available-for-sale securities and debt premiums and discounts	7,228	6,328
Net amortization of intangible lease assets and liabilities	(719)	(1,212)
Gain on sales of real estate assets	(2,708)	(13,811)
Gain on insurance proceeds	(1,644)	(421)
Gain on investments/deconsolidation	—	(11,174)
Write-off of development projects	400	41
Share-based compensation expense	5,090	3,838
Loss on impairment	146,964	202,121
Gain on extinguishment of debt	(15,407)	(71,722)
Equity in (earnings) losses of unconsolidated affiliates	12,450	(3,421)
Distributions of earnings from unconsolidated affiliates	6,130	15,635
Change in estimate of uncollectable rental revenues	55,369	1,504
Change in deferred tax accounts	15,596	1,026
Changes in:
Tenant and other receivables	(83,805)	(2,926)
Other assets	(8,259)	(5,541)
Accounts payable and accrued liabilities	16,976	75,071
Net cash provided by operating activities	59,192	225,243
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(47,838)	(90,436)
Proceeds from sales of real estate assets	3,593	128,364
Purchase of available-for-sale securities	(153,193)	—
Proceeds from disposal of investments	—	9,225
Proceeds from insurance	988	740
Payments received on mortgage and other notes receivable	898	1,853
Additional investments in and advances to unconsolidated affiliates	(11,170)	(2,634)
Distributions in excess of equity in earnings of unconsolidated affiliates	6,250	11,255
Changes in other assets	(1,032)	(2,497)
Net cash provided by (used in) investing activities	(201,504)	55,870
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	365,246	1,043,496
Principal payments on mortgage and other indebtedness	(139,829)	(1,232,480)
Additions to deferred financing costs	(705)	(15,545)
Proceeds from issuances of common stock	5	39
Contributions from noncontrolling interests	693	4,603
Payment of tax withholdings for restricted stock awards	(87)	(132)
Distributions to noncontrolling interests	(837)	(15,722)
Dividends paid to holders of preferred stock	—	(33,669)
Dividends paid to common shareholders	—	(25,959)
Net cash provided by (used in) financing activities	224,486	(275,369)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	82,174	5,744
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	59,058	57,512
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$141,232	$63,256
Reconciliation from consolidated statements of cash flows to consolidated balance sheets:
Cash and cash equivalents	$106,807	$34,565
Restricted cash (1):
Restricted cash	10,198	180
Mortgage escrows	24,227	28,511
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$141,232	$63,256

SUPPLEMENTAL INFORMATION
Cash paid for interest, net of amounts capitalized	$108,617	$136,117

(1)	Included in intangible lease assets and other assets in the condensed consolidated balance sheets.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership

Condensed Consolidated Balance Sheets

(In thousands, except unit data)

(Unaudited)

ASSETS (1)	September 30, 2020	December 31, 2019
Real estate assets:
Land	$717,048	$730,218
Buildings and improvements	5,255,663	5,631,831
	5,972,711	6,362,049
Accumulated depreciation	(2,228,632)	(2,349,404)
	3,744,079	4,012,645
Developments in progress	31,822	49,351
Net investment in real estate assets	3,775,901	4,061,996
Cash and cash equivalents	106,799	32,813
Available-for-sale securities - at fair value (amortized cost of $151,762 in 2020)	151,795	—
Receivables:
Tenant	108,123	75,252
Other	6,072	10,744
Mortgage and other notes receivable	2,534	4,662
Investments in unconsolidated affiliates	291,570	307,885
Intangible lease assets and other assets	121,603	129,354
	$4,564,397	$4,622,706
LIABILITIES, REDEEMABLE INTERESTS AND CAPITAL
Mortgage and other indebtedness, net	$3,729,686	$3,527,015
Accounts payable and accrued liabilities	222,016	231,377
Total liabilities (1)	3,951,702	3,758,392
Commitments and contingencies (Note 8 and Note 12)
Redeemable common units	193	2,160
Partners' capital:
Preferred units	565,212	565,212
Common units:
General partner	252	2,765
Limited partners	24,819	270,216
Accumulated other comprehensive loss	33	—
Total partners' capital	590,316	838,193
Noncontrolling interests	22,186	23,961
Total capital	612,502	862,154
	$4,564,397	$4,622,706

(1)

As of September 30, 2020, includes $364,893 of assets related to consolidated variable interest entities that can only be used to settle obligations of the consolidated variable interest entities and $171,625 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Operating Partnership. See Note 7.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership

Condensed Consolidated Statements of Operations

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES:
Rental revenues	$124,081	$180,616	$405,476	$556,989
Management, development and leasing fees	2,104	2,216	5,251	7,325
Other	3,712	4,419	10,955	14,344
Total revenues	129,897	187,251	421,682	578,658
OPERATING EXPENSES:
Property operating	(20,396)	(27,344)	(63,011)	(82,856)
Depreciation and amortization	(53,477)	(64,168)	(162,042)	(198,438)
Real estate taxes	(17,215)	(18,699)	(53,500)	(57,766)
Maintenance and repairs	(8,425)	(10,253)	(25,675)	(34,327)
General and administrative	(25,497)	(12,467)	(62,060)	(48,901)
Loss on impairment	(46)	(135,688)	(146,964)	(202,121)
Litigation settlement	2,480	22,688	2,480	(65,462)
Other	—	(7)	(400)	(41)
Total operating expenses	(122,576)	(245,938)	(511,172)	(689,912)
OTHER INCOME (EXPENSES):
Interest and other income	1,975	1,367	5,263	2,212
Interest expense	(61,137)	(50,515)	(160,760)	(156,995)
Gain on extinguishment of debt	15,407	—	15,407	71,722
Gain on investment	—	11,174	—	11,174
Gain (loss) on sales of real estate assets	(55)	8,056	2,708	13,811
Income tax provision	(546)	(1,670)	(17,189)	(2,622)
Equity in earnings (losses) of unconsolidated affiliates	(7,389)	(1,759)	(12,450)	3,421
Total other expenses	(51,745)	(33,347)	(167,021)	(57,277)
Net loss	(44,424)	(92,034)	(256,511)	(168,531)
Net (income) loss attributable to noncontrolling interests	937	(763)	1,631	(631)
Net loss attributable to the Operating Partnership	(43,487)	(92,797)	(254,880)	(169,162)
Distributions to preferred unitholders declared	—	(11,223)	—	(33,669)
Distributions to preferred unitholders undeclared	(11,223)	—	(33,669)	—
Net loss attributable to common unitholders	$(54,710)	$(104,020)	$(288,549)	$(202,831)
Basic and diluted per unit data attributable to common unitholders:
Net loss attributable to common unitholders	$(0.27)	$(0.52)	$(1.43)	$(1.01)
Weighted-average common and potential dilutive common units outstanding	201,690	200,230	201,551	200,158

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(44,424)	$(92,034)	$(256,511)	$(168,531)

Other comprehensive income:
Unrealized gain on available-for-sale securities	75	—	33	—

Comprehensive loss	(44,349)	(92,034)	(256,478)	(168,531)
Comprehensive (income) loss attributable to noncontrolling interests	937	(763)	1,631	(631)
Comprehensive loss attributable to the Operating Partnership:	$(43,412)	$(92,797)	$(254,847)	$(169,162)

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership

Condensed Consolidated Statements of Capital

(In thousands)

(Unaudited)

		Number of			Common Units
	Redeemable Common Units	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Total Partner's Capital	Noncontrolling Interests	Total Capital
Balance, January 1, 2019	$3,575	25,050	199,415	$565,212	$4,628	$450,507	$1,020,347	$12,111	$1,032,458
Net loss	(453)	—	—	11,223	(590)	(56,914)	(46,281)	(75)	(46,356)
Issuances of common units	—	—	863	—	—	717	717	—	717
Distributions declared - common units	(1,143)	—	—	—	(151)	(15,897)	(16,048)	—	(16,048)
Distributions declared - preferred units	—	—	—	(11,223)	—	—	(11,223)	—	(11,223)
Cancellation of restricted common units	—	—	(58)	—	—	(133)	(133)	—	(133)
Performance stock units	—	—	—	—	3	309	312	—	312
Amortization of deferred compensation	—	—	—	—	11	1,022	1,033	—	1,033
Allocation of partners' capital	1,038	—	—	—	(34)	(1,004)	(1,038)	—	(1,038)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,412)	(1,412)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	455	455
Balance, March 31, 2019	3,017	25,050	200,220	565,212	3,867	378,607	947,686	11,079	958,765
Net loss	(317)	—	—	11,223	(414)	(40,123)	(29,314)	(57)	(29,371)
Distributions declared - common units	(1,143)	—	—	—	—	(1,239)	(1,239)	—	(1,239)
Distributions declared - preferred units	—	—	—	(11,223)	—	—	(11,223)	—	(11,223)
Issuances of common units	—	—	15	—	—	(17)	(17)	—	(17)
Cancellation of restricted common units	—	—	(5)	—	—	(6)	(6)	—	(6)
Performance stock units	—	—	—	—	3	310	313	—	313
Amortization of deferred compensation	—	—	—	—	6	581	587	—	587
Allocation of partners' capital	1,130	—	—	—	(14)	(1,116)	(1,130)	—	(1,130)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4,148	4,148
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,948)	(1,948)
Balance, June 30, 2019	2,687	25,050	200,230	565,212	3,448	336,997	905,657	13,222	918,879
Net loss	(811)	—	—	11,223	(1,056)	(102,153)	(91,986)	763	(91,223)
Distributions declared - common units	(1,143)	—	—	—	—	(1,314)	(1,314)	—	(1,314)
Distributions declared - preferred units	—	—	—	(11,223)	—	—	(11,223)	—	(11,223)
Issuances of common units	—	—	2	—	—	39	39	—	39
Cancellation of restricted common units	—	—	(4)	—	—	(4)	(4)	—	(4)
Performance stock units	—	—	—	—	4	309	313	—	313
Amortization of deferred compensation	—	—	—	—	6	585	591	—	591
Allocation of partners' capital	1,131	—	—	—	(14)	(1,120)	(1,134)	—	(1,134)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,581)	(1,581)
Deconsolidation of investment	—	—	—	—	—	—	—	(4,270)	(4,270)
Balance, September 30, 2019	$1,864	25,050	200,228	$565,212	$2,388	$233,339	$800,939	$8,134	$809,073

CBL & Associates Limited Partnership

Condensed Consolidated Statements of Capital

(Continued)

(In thousands)

(Unaudited)

		Number of			Common Units
	Redeemable Common Units	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Income	Total Partner's Capital	Noncontrolling Interests	Total Capital
Balance, January 1, 2020	$2,160	25,050	200,189	$565,212	$2,765	$270,216	$—	$838,193	$23,961	$862,154
Net loss	(1,158)	—	—	—	(1,406)	(136,523)	—	(137,929)	(207)	(138,136)
Other comprehensive income	—	—	—	—	—	—	22	22	—	22
Issuances of common units	—	—	1,633	—	—	536	—	536	—	536
Cancellation of restricted common units	—	—	(116)	—	—	(97)	—	(97)	—	(97)
Allocation of partners' capital	60	—	—	—	(1)	(64)	—	(65)	—	(65)
Amortization of deferred compensation	—	—	—	—	18	615	—	633	—	633
Adjustment to record redeemable interests at redemption value	—	—	—	—	(8)	8	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(731)	(731)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	668	668
Performance stock units	—	—	—	—	4	386	—	390	—	390

Balance, March 31, 2020	1,062	25,050	201,706	565,212	1,372	135,077	22	701,683	23,691	725,374
Net loss	(654)	—	—	—	(728)	(70,924)	—	(71,652)	(487)	(72,139)
Other comprehensive loss	—	—	—	—	—	—	(64)	(64)	—	(64)
Issuances of common units	—	—	6	—	—	2	—	2	—	2
Cancellation of restricted common units	—	—	(21)	—	—	(14)	—	(14)	—	(14)
Allocation of partners' capital	117	—	—	—	(1)	(117)	—	(118)	—	(118)
Amortization of deferred compensation	—	—	—	—	11	373	—	384	—	384
Adjustment to record redeemable interests at redemption value	—	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(94)	(94)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	25	25
Performance stock units	—	—	—	—	4	375	—	379	—	379

Balance, June 30, 2020	525	25,050	201,691	565,212	658	64,772	(42)	630,600	23,135	653,735
Net loss	(422)	—	—	—	(437)	(42,628)	—	(43,065)	(937)	(44,002)
Other comprehensive income	—	—	—	—	—	—	75	75	—	75
Cancellation of restricted common units	—	—	(1)	—	—	—	—	—	—	—
Allocation of partners' capital	90	—	—	—	(1)	(91)	—	(92)	—	(92)
Amortization of deferred compensation	—	—	—	—	8	371	—	379	—	379
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(12)	(12)
Performance stock units	—	—	—	—	24	2,395	—	2,419	—	2,419

Balance, September 30, 2020	$193	25,050	201,690	$565,212	$252	$24,819	$33	$590,316	$22,186	$612,502

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(256,511)	$(168,531)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	162,042	198,438
Net amortization of deferred financing costs, premiums on available-for-sale securities and debt premiums and discounts	7,228	6,328
Net amortization of intangible lease assets and liabilities	(719)	(1,212)
Gain on sales of real estate assets	(2,708)	(13,811)
Gain on insurance proceeds	(1,644)	(421)
Gain on investments/deconsolidation	—	(11,174)
Write-off of development projects	400	41
Share-based compensation expense	5,090	3,838
Loss on impairment	146,964	202,121
Gain on extinguishment of debt	(15,407)	(71,722)
Equity in (earnings) losses of unconsolidated affiliates	12,450	(3,421)
Distributions of earnings from unconsolidated affiliates	6,130	15,636
Change in estimate of uncollectable rental revenues	55,369	1,504
Change in deferred tax accounts	15,596	1,026
Changes in:
Tenant and other receivables	(83,805)	(2,926)
Other assets	(8,259)	(5,541)
Accounts payable and accrued liabilities	16,972	75,067
Net cash provided by operating activities	59,188	225,240
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(47,838)	(90,436)
Proceeds from sales of real estate assets	3,593	128,364
Purchase of available-for-sale securities	(153,193)	—
Proceeds from disposal of investment	—	9,225
Proceeds from insurance	988	740
Payments received on mortgage and other notes receivable	898	1,853
Additional investments in and advances to unconsolidated affiliates	(11,170)	(2,634)
Distributions in excess of equity in earnings of unconsolidated affiliates	6,250	11,255
Changes in other assets	(1,032)	(2,497)
Net cash provided by (used in) investing activities	(201,504)	55,870
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	365,246	1,043,496
Principal payments on mortgage and other indebtedness	(139,829)	(1,232,480)
Additions to deferred financing costs	(705)	(15,545)
Proceeds from issuances of common units	5	39
Contributions from noncontrolling interests	693	4,603
Payment of tax withholdings for restricted stock awards	(87)	(132)
Distributions to noncontrolling interests	(837)	(8,369)
Distributions to preferred unitholders	—	(33,669)
Distributions to common unitholders	—	(33,312)
Net cash provided by (used in) financing activities	224,486	(275,369)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	82,170	5,741
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	59,054	57,512
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$141,224	$63,253
Reconciliation from consolidated statements of cash flows to consolidated balance sheets:
Cash and cash equivalents	$106,799	$34,562
Restricted cash (1):
Restricted cash	10,198	180
Mortgage escrows	24,227	28,511
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$141,224	$63,253

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$108,617	$136,117
(1)	Included in intangible lease assets and other assets in the condensed consolidated balance sheets.

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

As of September 30, 2020, the Operating Partnership owned interests in the following properties:

		All Other Properties
	Malls (1)	Associated Centers	Community Centers	Office Buildings and Other		Total
Consolidated Properties	52	20	1	4	(2)	77
Unconsolidated Properties (3)	10	3	5	4		22
Total	62	23	6	8		99

(1)	Category consists of regional malls, open-air centers and outlet centers (including one mixed-use center).
(2)	Includes CBL's two corporate office buildings.
(3)	The Operating Partnership accounts for these investments using the equity method because one or more of the other partners have substantive participating rights.

The Malls, All Other Properties ("Associated Centers, Community Centers, Office Buildings and Other") and the Construction Properties are collectively referred to as the “Properties” and individually as a “Property.”

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At September 30, 2020, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 96.1% limited partner interest for a combined interest held by CBL of 97.1%.

Historically, the noncontrolling interest in the Operating Partnership has been held by CBL & Associates, Inc., its shareholders and affiliates and certain senior officers of the Company (collectively "CBL's Predecessor"), all of which contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993, and by various third parties. In March 2020, the Company issued 16,333,947 shares of the Company’s common stock to CBL’s Predecessor in exchange for a like number of common units of limited partnership interest in the Operating Partnership pursuant to exchange notices received from CBL’s Predecessor. Additionally, in July and August 2020, the Company issued 1,783,403 shares of the Company’s common stock to CBL’s Predecessor in exchange for a like number of common units of limited partnership interest in the Operating Partnership pursuant to exchange notices received from CBL’s Predecessor. At September 30, 2020, CBL’s Predecessor no longer owned any limited partner interest and third parties owned a 2.9% limited partner interest in the Operating Partnership.  CBL's Predecessor owned 20.1 million shares of CBL’s common stock at September 30, 2020, for a total effective interest of 10.0% in the Operating Partnership.

The Operating Partnership conducts the Company’s property management and development activities through its wholly owned subsidiary, CBL & Associates Management, Inc. (the “Management Company”), to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. All intercompany transactions have been eliminated. The results for the interim period ended September 30, 2020 are not necessarily indicative of the results to be obtained for the full fiscal year.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2019.

COVID-19

The COVID-19 pandemic has had, and likely will continue to have, repercussions across local, national and global economies and financial markets. COVID-19 has impacted all states where the Company’s tenants operate their businesses or where the Company’s properties are located and measures taken to prevent or remediate COVID-19, including “shelter-in place” or “stay-at-home” orders or other quarantine mandates issued by local, state or federal authorities, have had an adverse effect on its business and the businesses of its tenants. The full extent of the adverse impact on, among other things, the Company’s results of operations, liquidity (including its ability to access capital markets), the possibility of future impairments of long-lived assets or its investments in unconsolidated joint ventures, its compliance with debt covenants, its ability to renew and re-lease its leased space, the outlook for the retail environment, potential bankruptcies or other store closings and its ability to develop, acquire, dispose or lease properties, is unknown and will depend on future developments, which are highly uncertain and cannot be predicted. The Company has experienced, and expects to continue to experience, a material adverse impact on its revenues, results of operations, and cash flows for the year ended December 31, 2020. The situation is rapidly changing and additional impacts to the business may arise that the Company is not aware of currently.

Delisting of Common Stock and Depositary Shares

On November 2, 2020, the NYSE announced that (i) it had suspended trading in the Company’s stock and (ii) it had determined to commence proceedings to delist the Company’s common stock, as well as the depositary shares each representing a 1/10th fractional share of the Company’s 7.375% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) and the depositary shares each representing a 1/10th fractional share of the Company’s 6.625% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”), due to such securities no longer being suitable for listing based on “abnormally low” trading price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual. The Company intends to appeal this decision in accordance with NYSE rules.  In the meantime, effective November 3, 2020, the Company’s common stock and the depositary shares representing fractional interests in its Series D Preferred Stock and Series E Preferred Stock began trading on the OTC Markets, operated by the OTC Markets Group, Inc., under the symbols “CBLAQ”, “CBLDQ” and “CBLEQ”, respectively. A delisting of the Company’s common stock from the NYSE could negatively impact it by, among other things, reducing the trading liquidity of, and the market price for, its common stock.

Liquidity and Going Concern Considerations

In accordance with the accounting guidance related to the presentation of financial statements, when preparing financial statements for each annual and interim reporting period, management evaluates whether there are conditions or events that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In making its assessment, management considered the Company’s current financial condition and liquidity sources, as well as the status of the Chapter 11 Cases.

The Operating Partnership received notices of default and reservation of rights letters from the administrative agent under the secured credit facility asserting that certain defaults and events of default, as applicable, have occurred and continue to exist as of the date of this report by reason of the Operating Partnership’s failure to comply with certain restrictive covenants under the secured credit facility. As a result of these asserted defaults and events of default, the lenders under the secured credit facility declared all outstanding principal, accrued interest and letters of credit to be immediately due and payable. Subsequent to the lenders accelerating the outstanding balances under the secured credit facility, other events occurred that each constitute an event of default under the secured credit facility, including (i) the Operating Partnership failed to meet the minimum debt yield covenant under the secured credit facility as of September 30, 2020, (ii) the NYSE suspension of trading in the Company’s common stock and commencement of proceedings to delist the Company’s common stock and depositary shares representing fractional interests in each of its series of preferred stock and (iii) CBL and the Operating Partnership, together with certain of its direct and indirect subsidiaries (collectively, the “Debtors”) commenced the filing of voluntary petitions (the “Chapter 11 Cases”) under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”). Additionally, the filing of the Chapter 11 Cases constituted an event of default that results in the automatic acceleration of all outstanding principal, accrued and unpaid interest, and letters of credit to be immediately due and payable with respect to the secured credit facility and the senior unsecured notes. The filing of the Chapter 11 Cases also constituted an event of default with respect to certain property-level debt of the Operating Partnership’s subsidiaries, which may result in automatic acceleration of the outstanding principal and accrued interest or may give the applicable lender the right to accelerate such amounts.

Given the acceleration of the senior secured credit facility, the senior unsecured notes and certain property-level debt, as well as the inherent risks, unknown results and inherent uncertainties associated with the bankruptcy process and the direct correlation between these matters and our ability to satisfy our financial obligations that may arise, the Company believes that there is substantial doubt that it will continue to operate as a going concern within one year after the date these condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the condensed consolidated financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern.

Voluntary Reorganization under Chapter 11

As described in Note 8 – Mortgage and Other Indebtedness, Net, the Operating Partnership received notices of default and reservation of rights letters from the administrative agent under the secured credit facility asserting that certain defaults and events of default, as applicable, have occurred and continue to exist as of the date of this report by reason of the Operating Partnership’s failure to comply with certain restrictive covenants under the secured credit facility. As a result of these asserted defaults and events of default, the lenders under the secured credit facility declared all outstanding principal, accrued interest and letters of credit to be immediately due and payable.

On August 18, 2020, the Company entered into a Restructuring Support Agreement, as amended, (the “RSA”) with certain beneficial owners and/or investment advisors or managers of discretionary funds, accounts or other entities for the holders of beneficial owners (the “Consenting Noteholders”) representing in excess of 62%, including joining noteholders pursuant to joinder agreements, of the aggregate principal amount of the Notes. The terms of the RSA provide for a comprehensive restructuring of the Company’s capital structure to be implemented through a chapter 11 plan of reorganization (the “Plan”) to be filed in the Chapter 11 Cases. The Plan would eliminate the $1,375,000 principal amount of the Notes in exchange for the issuance of $500,000 of new first-priority senior secured notes due June 2028, approximately $50,000 of cash and approximately 90% of the new common equity of the Company to holders of the Notes. As a result, the Plan, if implemented, will result in the elimination of approximately $900,000 of debt, extension of the Company’s debt maturity schedule and a reduction in annual interest expense of more than $20,000. The Plan also contemplates eliminating the Company’s $626,250 obligation on its preferred stock in exchange for new common equity, warrants and up to $5,000 in cash, at the Company’s election.

On October 28, 2020, the Operating Partnership was notified by the administrative agent and lenders that they elected to exercise their rights pursuant to the terms of the secured credit facility to (i) require that rents payable by tenants at the properties that are collateral to the secured credit facility be paid directly to the administrative agent and (ii) exercise all voting rights and other ownership rights in respect of all the equity interests in the subsidiaries of the Operating Partnership that are guarantors of the secured credit facility.

Beginning on November 1, 2020 (the “Commencement Date”), the Debtors commenced the Chapter 11 Cases by filing voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors are authorized to continue to operate their businesses and manage their properties as debtors in possession pursuant to the Bankruptcy Code. The Debtors’ Chapter 11 Cases are being jointly administered for procedural purposes only under the caption In re CBL & Associates Properties, Inc., et al., Case No. 20-35226.

The filing of the Chapter 11 Cases constituted an event of default that results in the automatic acceleration of all outstanding principal, accrued and unpaid interest, and letters of credit to be immediately due and payable with respect to the secured credit facility and the senior unsecured notes. On November 2, 2020, the Company filed an adversary proceeding in the Bankruptcy Court seeking among other things, a temporary restraining order (the “Order”) and for a preliminary injunction to enjoin, pending a determination of the parties’ rights, the administrative agent or any of its officers, agents, servants, attorneys and successors from taking any action to exercise any and all remedies under the terms of the secured credit facility or other agreements as a result of the events of default asserted by the administrative agent, or any other right or remedy that would otherwise accompany the occurrence of an event of default, including without limitation, any rights of acceleration under the terms of the secured credit facility, rights flowing from the notice of acceleration, rights exercised pursuant to the Notice of Exercise or any other rights or remedies properly exercisable solely upon an actual or determined event of default. On November 2, 2020, the Bankruptcy Court granted the Order and the Company and the administrative agent are negotiating the terms of a standstill pending further determination by the Bankruptcy Court.

Following the Commencement Date, the Bankruptcy Court entered certain interim and final orders facilitating the Debtors’ operational transition into Chapter 11. These orders authorized the Debtors to, among other things, pay certain prepetition employee expenses and benefits, use their existing cash management system, maintain and administer customer programs, pay certain critical service providers, honor insurance-related obligations, and pay certain prepetition taxes and related fees on a final basis.

The filing of the Chapter 11 Cases also constituted an event of default with respect to certain property-level debt of the Operating Partnership’s subsidiaries, which may result in automatic acceleration of the outstanding principal and accrued interest or may give the applicable lender the right to accelerate such amounts.

In particular, subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assume and assign or reject executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a prepetition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a prepetition general unsecured claim for damages caused by such deemed breach subject, in the case of the rejection of unexpired leases of real property, to certain caps on damages. Counterparties to such rejected contracts or leases may assert unsecured claims in the Bankruptcy Court against the applicable Debtor’s estate for such damages. Generally, the assumption or assumption and assignment of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance thereunder. Accordingly, any description of an executory contract or unexpired lease with the Debtors in this quarterly report, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease with the Debtors is qualified by any overriding rights the Company has under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the assumption, assumption and assignment, or rejection of any executory contract or unexpired lease and the Debtors expressly preserve all of their rights with respect thereto.
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

In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance related to lease concessions provided as a result of COVID-19. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A clarifies that entities may elect to not evaluate whether lease-related relief that lessors provide to mitigate the economic effects of COVID-19 on lessees is a lease modification under Topic 842, Leases. Instead, an entity that elects not to evaluate whether a concession directly related to COVID-19 is a modification can then elect whether to apply the modification guidance (i.e. assume the relief was always contemplated by the contract or assume the relief was not contemplated by the contract). Both lessees and lessors may make this election.

The Company has elected to apply the relief provided under the Lease Modification Q&A and will avail itself of the election to avoid performing a lease by lease analysis for the lease concessions that were (1) granted as relief due to the COVID-19 pandemic and (2) result in the cash flows remaining substantially the same or less than the original contract. The Lease Modification Q&A had a material impact on the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2020. However, its future impact to the Company is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering such concessions.

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

At September 30, 2020, the Company’s receivables include $22,127 related to receivables that have been deferred and are to be repaid over periods generally starting in late 2020 and extending for some portion of 2021. The Company granted abatements of $13,097 and $14,945 for the three and nine months ended September 30, 2020, respectively. The Company continues to assess rent relief requests from its tenants but is unable to predict the resolution or impact of these discussions. For agreements that are in currently under negotiation, the Company does not expect the impact to be material.

Accounting Guidance Not Yet Adopted
Description	Financial Statement Effect and Other Information
ASU 2020-04, Reference Rate Reform

On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions as of September 30, 2020, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

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

The duration of the COVID-19 pandemic and our tenants’ ability to resume operations once governmental and legislative restrictions are lifted has caused uncertainty in the Company’s ongoing ability to collect rents when due. Considering the potential impact of these uncertainties, management’s collection assessment also took into consideration the type of retailer and current discussions with the tenants, as well as recent rent collection experience and tenant bankruptcies based on the best information available to management at the time of evaluation. For the three and nine months ended September 30, 2020, the Company recorded $13,771 and $54,463, respectively, associated with potentially uncollectible revenues, which includes to $2,581 and $5,137, respectively, for straight line receivables.

Carrying Value of Long-Lived Assets and Investment in Unconsolidated Affiliates

The Company evaluates its real estate assets and investment in unconsolidated affiliates for impairment indicators whenever events or changes in circumstances indicate that recoverability of its investment in the asset is not reasonably assured. Furthermore, this evaluation is conducted no less frequently than quarterly, irrespective of changes in circumstances. The prolonged outbreak of the COVID-19 pandemic resulted in sustained closure of the Company’s properties for a period of time, as well as the cessation of the operations of certain of its tenants, which has resulted and will likely continue to result in a reduction in the revenues and cash flows of many of its properties due to the adverse financial impacts on its tenants, as well as reductions in other sources of income generated by its properties. In addition to reduced revenues, the Company’s ability to obtain sufficient financing for such properties may be impaired as well as its ability to lease or re-lease properties as a result of worsening market and economic conditions resulting from the COVID-19 pandemic.

As of September 30, 2020, the Company’s evaluation of impairment of real estate assets considered its estimate of cash flow declines caused by the COVID-19 pandemic, but its other assumptions, including estimated hold period, were generally unchanged given the highly uncertain environment. The worsening of estimated future cash flows due to a change in the Company’s plans, policies, or views of market and economic conditions as it relates to one or more of its properties adversely impacted by the COVID-19 pandemic could result in the recognition of substantial impairment charges on its assets, which could adversely impact its financial results. For the nine months ended September 30, 2020, the Company recorded impairment charges of $146,964 related to three of its malls. As of September 30, 2020, five other properties had impairment indicators; however, based on the Company’s plans with respect to those properties and the economic environment as of September 30, 2020, no additional impairment charges were recorded.

As of September 30, 2020, the Company’s estimates of fair value for each investment are based on a number of assumptions that are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates, and operating costs. Future declines in the fair value of the Company’s investments in unconsolidated affiliates, including those resulting from the adverse impact of the COVID-19 pandemic on the real estate assets owned by the unconsolidated affiliates, could result in the recognition of substantial impairment charges on its investments in unconsolidated affiliates to the extent such declines are determined to be other-than-temporary. No impairments of investments in unconsolidated affiliates were recorded in the three and nine-month periods ended September 30, 2020 and 2019. As of September 30, 2020, there were indicators that the fair value of two investments in unconsolidated affiliates had declined below the Company’s carrying value of the investment; however, the decline was determined to not be other-than-temporary.

Note 3 – Revenues

Revenues

The following table presents the Company's revenues disaggregated by revenue source:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Rental revenues (1)	$124,081	$180,616	$405,476	$556,989
Revenues from contracts with customers (ASC 606):
Operating expense reimbursements (2)	2,360	2,449	6,852	6,653
Management, development and leasing fees (3)	2,104	2,216	5,251	7,325
Marketing revenues (4)	495	1,056	1,589	3,148
	4,959	5,721	13,692	17,126

Other revenues	857	914	2,514	4,543
Total revenues (5)	$129,897	$187,251	$421,682	$578,658

(1)

Revenues from leases that commenced subsequent to December 31, 2018 are accounted for in accordance with ASC 842, Leases, whereas all leases existing prior to that date are accounted for in accordance with ASC 840.

(2)

Includes $2,217 in the Malls segment and $143 in the All Other segment for the three months ended September 30, 2020, and includes $2,374 in the Malls segment and $75 in the All Other segment for the three months ended September 30, 2019.  Includes $6,562 in the Malls segment and $290 in the All Other segment for the nine months ended September 30, 2020, and includes $6,458 in the Malls segment and $195 in the All Other segment for the nine months ended September 30, 2019.

(3)	Included in All Other segment.
(4)	Marketing revenues solely relate to the Malls segment for all periods presented.
(5)	Sales taxes are excluded from revenues.

See Note 10 for information on the Company's segments.

Revenue from Contracts with Customers

Expected credit losses

During the three and nine months ended September 30, 2020, the Company individually evaluated tenant receivables within the scope of ASC 606, of which a significant portion are short term. These receivables are assessed for collectability based on management’s best estimate of collection considering balances outstanding, historical collection levels and current economic trends. The Company recognized bad debt (recovery) expense of $(356) and $906 related to this class of receivables that were deemed uncollectable for the three and nine months ended September 30, 2020, respectively.

Outstanding Performance Obligations

The Company has outstanding performance obligations related to certain noncancellable contracts with customers for which it will receive fixed operating expense reimbursements for providing certain maintenance and other services as described above. As of September 30, 2020, the Company expects to recognize these amounts as revenue over the following periods:

Performance obligation	Less than 5 years	5-20 years	Over 20 years	Total
Fixed operating expense reimbursements	$26,881	$53,984	$48,398	$129,263

The Company evaluates its performance obligations each period and makes adjustments to reflect any known additions or cancellations. Performance obligations related to variable consideration, which is based on sales, are constrained.

Note 4 – Leases

Lessor

The components of rental revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed lease payments	$99,255	$149,582	$335,799	$460,584
Variable lease payments	24,826	31,034	69,677	96,405
Total rental revenues	$124,081	$180,616	$405,476	$556,989

The undiscounted future fixed lease payments to be received under the Company's operating leases as of September 30, 2020, are as follows:

Years Ending December 31,	Operating Leases
2020 (1)	$101,314
2021	387,447
2022	330,263
2023	277,859
2024	226,620
2025	171,312
Thereafter	418,785
Total undiscounted lease payments	$1,913,600

(1)	Reflects rental payments for the fiscal period October 1, 2020 to December 31, 2020.

Lessee

The Company has eight ground leases and one office lease in which it is a lessee. The maturities of these leases range from 2021 to 2089 and generally provide for renewal options ranging from five to ten years. We included the renewal options in our lease terms for purposes of calculating our lease liability and ROU asset where we have plans to continue operating our assets under the current terms associated with each ground lease. The ground leases relate to properties where the Company owns the buildings and improvements, but leases the underlying land. The lease payments on the majority of the ground leases are fixed, but in the instances where they are variable they are either based on the CPI index or a percentage of sales. The one office lease is subleased as of September 30, 2020. As of September 30, 2020, these leases have a weighted-average remaining lease term of 43.2 years and a weighted-average discount rate of 8.1%.

The components of lease expense are presented below:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Lease expense:
Operating lease expense	$113	$10	$352	$435
Variable lease expense	82	247	198	277
Total lease expense	$195	$257	$550	$712

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

Fair Value Measurements on a Recurring Basis

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments.  Based on the interest rates for similar financial instruments, the carrying value of mortgage and other notes receivable is a reasonable estimate of fair value.  The estimated fair value of mortgage and other indebtedness was $2,756,633 and $2,970,246 at September 30, 2020 and December 31, 2019, respectively.  The fair value was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently.

During March 2020, the Company purchased U.S. Treasury securities that are scheduled to mature between April 2021 and June 2021. The Company has designated these securities as available-for-sale (“AFS”). The fair value of these securities was calculated based on quoted market prices in active markets and are included in the Level 1 fair value hierarchy. The Company believes the market for U.S. Treasury securities is an actively traded market given the high level of daily trading volume. The following table sets forth information regarding the Company’s AFS securities that were measured at fair value for the nine months ended September 30, 2020:

AFS Security	Amortized Cost	Allowance for credit losses (1)	Total unrealized gains/(losses)	Fair Value
U.S. Treasury securities	$151,762	$—	$33	$151,795

(1)

U.S Treasury securities have a long history with no credit losses. Additionally, the Company notes that U.S Treasury securities are explicitly fully guaranteed by a sovereign entity that can print its own currency and that the sovereign entity’s currency is routinely held by central banks and other major financial institutions, is used in international commerce, and commonly viewed as a reserve currency, all of which qualitatively indicate that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. Therefore, the Company did not record expected credit losses for its U.S Treasury securities for the three and nine months ended September 30, 2020.

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

Long-lived Assets Measured at Fair Value in 2020

The following table sets forth information regarding the Company's assets that are measured at fair value on a nonrecurring basis and related impairment charges for the nine months ended September 30, 2020:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss on Impairment
2020:
Long-lived assets	$166,900	$—	$—	$166,900	$146,964

During the nine months ended September 30, 2020, the Company recognized impairments of real estate of $146,964 related to three malls and one vacant land parcel.

Impairment Date	Property	Location	Segment Classification	Loss on Impairment	Fair Value
March	Burnsville Center (1)	Burnsville, MN	Malls	$26,562	$47,300
March	Monroeville Mall (2)	Pittsburgh, PA	Malls	107,082	67,000
June	Asheville Mall (3)	Asheville, NC	Malls	13,274	52,600
July	Vacant land	Pittsburgh, PA	Malls	46	—
				$146,964	$166,900

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

During the nine months ended September 30, 2019, the Company recognized impairments of real estate of $202,121 related to five malls and one community center:

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

(5)

In accordance with the Company’s quarterly impairment process, the Company wrote down the book value of the mall to its estimated fair value of $53,340.  The mall has experienced a decline in cash flows due to store closures and rent reductions.  Management determined the fair value of Mid Rivers Mall using a discounted cash flow methodology.  The discounted cash flow used assumptions including a holding period of ten years, with a sale at the end of the holding period, a capitalization rate of 12.5% and a discount rate of 13.25%.

(6)

In accordance with the Company’s quarterly impairment process, the Company wrote down the book value of the mall to its estimated fair value of $26,000.  The mall has experienced a decline in cash flows due to store closures and rent reductions.  Management determined the fair value of Laurel Park Place using a discounted cash flow methodology.  The discounted cash flow used assumptions including a holding period of ten years, with a sale at the end of the holding period, a capitalization rate of 13.5% and a discount rate of 14.0%.

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

2020 Dispositions

The Company realized a gain of $2,708 related to the sale of three outparcels during the nine months ended September 30, 2020.

The Company recognized a gain on extinguishment of debt for the property listed below, which represented the amount by which the outstanding debt balance exceeded the net book value of the property as of the transfer date. See Note 8 for more information.

Sale/Transfer Date	Property	Property Type	Location	Balance of Non-recourse Debt	Gain on Extinguishment of Debt
August	Hickory Point Mall (1)	Malls	Forsyth, IL	$27,446	$15,407

(1)	The Company transferred title to the mall to the mortgage holder in satisfaction of the non-recourse debt secured by the property.

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

At September 30, 2020, the Company had investments in 29 entities, which are accounted for using the equity method of accounting. The Company's ownership interest in these unconsolidated affiliates ranges from 20% to 65%. Of these entities, 17 are owned in 50/50 joint ventures.

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

CBL/T-C, LLC

As of September 30, 2020, the non-recourse loan that is secured by Oak Park Mall was in default. The loan, which matures in October 2025, had an outstanding balance of $262,971 at September 30, 2020. In October 2020, Oak Park Mall, LLC reached agreement with the lender to restructure the loan. See Note 15 – Subsequent Events for more information.

Impact of Chapter 11 Proceedings

As described in Note 1 – Organization and Basis of Presentation, the filing of the Chapter 11 Cases subsequent to September 30, 2020 also constituted an event of default with respect to certain property-level debt of the Operating Partnership’s subsidiaries, which may result in automatic acceleration of the outstanding principal and accrued interest or may give the applicable lender the right to accelerate such amounts. There are 17 of such loans related to unconsolidated affiliates that have an aggregate outstanding balance of $811,081 at September 30, 2020.

Condensed Combined Financial Statements - Unconsolidated Affiliates

Condensed combined financial statement information of the unconsolidated affiliates is as follows:

	September 30, 2020	December 31, 2019
ASSETS:
Investment in real estate assets	$2,348,669	$2,293,438
Accumulated depreciation	(846,097)	(803,909)
	1,502,572	1,489,529
Developments in progress	25,556	46,503
Net investment in real estate assets	1,528,128	1,536,032
Other assets	180,235	154,427
Total assets	$1,708,363	$1,690,459
LIABILITIES:
Mortgage and other indebtedness, net	$1,435,891	$1,417,644
Other liabilities	53,583	41,007
Total liabilities	1,489,474	1,458,651
OWNERS' EQUITY:
The Company	141,989	149,376
Other investors	76,900	82,432
Total owners' equity	218,889	231,808
Total liabilities and owners’ equity	$1,708,363	$1,690,459

	Three Months Ended September 30,
	2020	2019
Total revenues	$46,953	$52,867
Net income (loss) (1)	$(10,671)	$81,300
(1) The Company's pro rata share of net loss is $(7,389) and $(1,759) for the three months ended September 30, 2020 and 2019, respectively.

	Nine Months Ended September 30,
	2020	2019
Total revenues	$154,128	$162,964
Net income (loss) (1)	$(12,139)	$90,303

(1)	The Company's pro rata share of net income (loss) is $(12,450) and $3,421 for the nine months ended September 30, 2020 and 2019, respectively.

Noncontrolling Interests

Noncontrolling interests consist of the following:

	As of
	September 30, 2020	December 31, 2019
Noncontrolling interests:
Operating Partnership	$540	$31,592
Other consolidated subsidiaries	22,186	23,961
	$22,726	$55,553

Accounts Receivable

See Note 2 – Summary of Significant Accounting Policies for the Company’s accounting policy related to accounts receivable, which is also applicable to the unconsolidated affiliates. The duration of the COVID-19 pandemic and the unconsolidated affiliates’ tenants’ ability to resume operations once governmental and legislative restrictions are lifted has caused uncertainty in the unconsolidated affiliates’ ongoing ability to collect rents when due. Considering the potential impact of these uncertainties, the unconsolidated affiliates’ collection assessment also took into consideration the type of retailer and current discussions with the tenants, as well as recent rent collection experience and tenant bankruptcies based on the best information available to management at the time of evaluation. For the three and nine months ended September 30, 2020, the unconsolidated affiliates recorded $5,517 and $19,052, respectively, associated with potentially uncollectible revenues, which includes $830 and $1,265, respectively, for straight-line rent receivables.

At September 30, 2020, the unconsolidated affiliates’ Receivables include $4,621 related to receivables that have been deferred and are to be repaid over periods generally starting in late 2020 and extending for some portion of 2021. The unconsolidated affiliates granted abatements of $4,231 and $5,421, respectively, for the three and nine months ended September 30, 2020. The unconsolidated affiliates continue to assess rent relief requests from their tenants but are unable to predict the resolution or impact of these discussions. For agreements that are currently under negotiation, the impact is not expected to be material.

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

Consolidated VIEs

As of September 30, 2020, the Company had investments in 12 consolidated VIEs with ownership interests ranging from 50% to 92%.

Unconsolidated VIEs

The table below lists the Company's unconsolidated VIEs as of September 30, 2020:

Unconsolidated VIEs:	Investment in Real Estate Joint Ventures and Partnerships	Maximum Risk of Loss
Ambassador Infrastructure, LLC (1)	$—	$9,360
BI Development, LLC	—	—
BI Development II, LLC	—	—
Bullseye, LLC	—	—
Continental 425 Fund LLC	7,051	7,051
EastGate Storage, LLC (1)	558	3,808
Hamilton Place Self Storage (1)	1,340	8,342
Parkdale Self Storage, LLC (1)	983	7,483
PHG-CBL Lexington, LLC	35	35
Self Storage at Mid Rivers, LLC (1)	565	3,559
Shoppes at Eagle Point, LLC (1)	17,053	29,793
Vision - CBL Hamilton Place, LLC	3,686	3,686
	$31,271	$73,117

(1)	The Operating Partnership has guaranteed all or a portion of the debt of each of these VIEs. See Note 12 for more information.

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

The Company also provides a similar limited guarantee of the Operating Partnership's obligations with respect to its secured credit facility and secured term loan as of September 30, 2020.

Debt of the Operating Partnership

Net mortgage and other indebtedness consisted of the following:

	September 30, 2020		December 31, 2019
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating Properties	$1,193,997	5.17%	$1,330,561	5.27%
Senior unsecured notes due 2023 (2)	448,265	5.25%	447,894	5.25%
Senior unsecured notes due 2024 (3)	299,966	4.60%	299,960	4.60%
Senior unsecured notes due 2026 (4)	618,136	5.95%	617,473	5.95%
Total fixed-rate debt	2,560,364	5.31%	2,695,888	5.35%
Variable-rate debt:
Recourse loans on operating Properties	68,511	2.91%	41,950	4.34%
Construction loan	—	—	29,400	4.60%
Secured line of credit (5)	675,925	9.50%	310,925	3.94%
Secured term loan (5)	438,750	9.50%	465,000	3.94%
Total variable-rate debt	1,183,186	9.12%	847,275	3.98%
Total fixed-rate and variable-rate debt	3,743,550	6.51%	3,543,163	5.02%
Unamortized deferred financing costs (6)	(13,864)		(16,148)
Total mortgage and other indebtedness, net	$3,729,686		$3,527,015

(1)	Weighted-average interest rate includes the effect of debt premiums and discounts, but excludes amortization of deferred financing costs.
(2)	The balance is net of an unamortized discount of $1,736 and $2,106 as of September 30, 2020 and December 31, 2019, respectively.
(3)	The balance is net of an unamortized discount of $34 and $40 as of September 30, 2020 and December 31, 2019, respectively.
(4)	The balance is net of an unamortized discount of $6,864 and $7,527 as of September 30, 2020 and December 31, 2019, respectively.
(5)

The administrative agent informed the Company that interest will accrue on all outstanding obligations at the post-default rate, which is equal to the rate that otherwise would be in effect plus 5.0%. The post-default interest rate at September 30, 2020 was 9.50%. The variable interest rate at LIBOR based on original terms of senior secured facility is 2.41% as of September 30, 2020.

(6)

Includes $10,524 of unamortized deferred financing costs related to the secured term loan, senior unsecured notes and certain property-level, non-recourse mortgage loans that may be required to be written off in the event that a waiver or restructuring of terms cannot be negotiated and the debt is either redeemed or otherwise extinguished. Additionally, intangible lease assets and other assets includes $7,180 of unamortized deferred financing costs related to the secured line of credit that may be required to be written off in the event that a waiver or restructuring of terms cannot be negotiated and the debt is either redeemed or otherwise extinguished.

Non-recourse term loans, recourse term loans, the secured line of credit and the secured term loan include loans that are secured by Properties owned by the Company that have a net carrying value of $2,334,160 at September 30, 2020.

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
(2)

The Notes are redeemable at the Operating Partnership's election, in whole or in part from time to time, on not less than 30 days and not more than 60 days' notice to the holders of the Notes to be redeemed. The 2023 Notes, the 2024 Notes and the 2026 Notes may be redeemed prior to September 1, 2023, July 15, 2024, and September 15, 2026, respectively, for cash at a redemption price equal to the aggregate principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date and a make-whole premium calculated in accordance with the indenture. On or after the respective dates noted above, the Notes are redeemable for cash at a redemption price equal to the aggregate principal amount of the Notes to be redeemed plus accrued and unpaid interest. If redeemed prior to the respective dates noted above, each issuance of Notes is redeemable at the treasury rate plus 0.40%, 0.35% and 0.50% for the 2023 Notes, the 2024 Notes and the 2026 Notes, respectively.

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

On August 5, 2020, the Operating Partnership made the 2023 Notes Interest Payment to the holders of the 2023 Notes and the 2026 Notes Interest Payment to the holders of the 2026 Notes. Accordingly, from and after such payment, the nonpayment of each of the 2023 Notes Interest Payment and the 2026 Notes Interest Payment no longer constitutes (i) an “event of default” under the indenture governing the 2023 Notes and the 2026 Notes that occurred and is continuing or (ii) to the extent provided in that certain forbearance agreement, dated as of July 22, 2020 (as amended, the “Bank Forbearance Agreement”) with the Agent for the Lenders under the secured credit facility, an “event of default” under the secured credit facility. See Financial Covenants and Restrictions below for more information.

As described in Note 15 – Subsequent Events, the Operating Partnership elected to not make the $6,900 interest payment due and payable on October 15, 2020, with respect to the 2024 Notes, and entered the 30-day grace period pursuant to the terms of the indenture governing the 2024 Notes. As described in Note 1 – Organization and Basis of Presentation, the filing of the Chapter 11 Cases subsequent to September 30, 2020 constituted an event of default under the indenture governing the Notes.

Senior Secured Credit Facility

The Company has a $1,185,000 senior secured credit facility, which includes a revolving line of credit with a borrowing capacity of $685,000 and a term loan with an outstanding balance of $438,750 at September 30, 2020. The facility matures in July 2023 and bore interest at a variable rate of LIBOR plus 2.25% through March 30, 2020. As further described in Note 1 – Organization and Basis of Presentation and in Financial Covenants and Restrictions below, the lenders have declared the outstanding obligations under the secured credit facility to be immediately due and payable. On August 6, 2020, the Operating Partnership received a notice of imposition of base rate and post-default rate letter from the administrative agent under the secured credit facility, which (i) informed the Operating Partnership that following an asserted event of default on March 19, 2020, all outstanding loans were converted to base rate loans at the expiration of the applicable interest periods and (ii) sought payment of $4,812 related thereto for April through June 2020 (the “Demand Interest”). The base rate is defined as the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) the LIBOR Market Index Rate plus 1.0%, plus 1.25%. The base rate on September 30, 2020 was 4.50% based on the prime rate plus 1.25%. The administrative agent also informed the Operating Partnership that from and after August 6, 2020, interest will accrue on all outstanding obligations at the post-default rate, which is equal to the rate that otherwise would be in effect plus 5.0%. The post-default interest rate at the time of notification and at September 30, 2020 was 9.50%.

The Operating Partnership is required to pay an annual facility fee, to be paid quarterly, which ranges from 0.25% to 0.35%, based on the unused capacity of the line of credit. The terms of the facility also require the principal balance on the term loan to be reduced by $35,000 per year in quarterly installments. In March 2020, the Company drew $280,000 on its secured credit facility to increase liquidity and preserve financial flexibility in light of the uncertainty surrounding the impact of the COVID-19 pandemic. At September 30, 2020, the secured line of credit had an outstanding balance of $675,925. As a result of the asserted defaults and events of default described under Financial Covenants and Restrictions below, the Operating Partnership cannot borrow any additional amounts under the secured line of credit.

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

See Financial Covenants and Restrictions below and Liquidity and Going Concern Considerations and Voluntary Reorganization under Chapter 11 in Note 1 – Organization and Basis of Presentation for information on the ongoing alleged defaults and events of defaults asserted by the administrative agent under the secured credit facility and the Company’s adversarial proceeding in response to the administrative agent and lenders asserting rights and remedies.

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

On each of May 26, 2020, June 2, 2020, June 16, 2020, August 6, 2020 and August 19, 2020, the Operating Partnership received notices of default and reservation of rights letters from the administrative agent under the secured credit facility, which asserted that certain defaults and events of default occurred and continue to exist by reason of the Operating Partnership’s failure to comply with certain restrictive covenants under the secured credit facility and resulting from the failure to make the 2023 Notes Interest Payment and the 2026 Notes Interest Payment prior to the expiration of the applicable grace periods. Additionally, as described above under Senior Secured Credit Facility, the Operating Partnership received notices of imposition of base rate and post-default rate from the administrative agent under the secured credit facility. On August 19, 2020, the Operating Partnership received from the administrative agent (i) a notice of default and reservation of rights letter, which asserted that each of the failure to pay the Demand Interest and the entry into the RSA constituted events of default under the terms of the secured credit facility and (ii) a notice of acceleration of obligations under the secured credit facility based on the events of default previously asserted by the administrative agent, pursuant to which, the administrative agent declared all outstanding principal, interest accruing at the base rate and the post-default rate, which as previously disclosed are rates being disputed by the Company, and letters of credit to be immediately due and payable. The administrative agent also terminated the revolving and swingline commitments and the obligation to issue letters of credit under the secured credit facility and instructed the Operating Partnership to deliver approximately $1,300 in cash to collateralize outstanding letters of credit. On August 25, 2020, The Operating Partnership received a notice of imposition of base rate letter from the administrative agent under the secured credit facility, which informed the Operating Partnership that following an asserted event of default, that all outstanding loans converted to base rate loans beginning July 1, 2019 and (ii) sought payment of approximately $11,973 related thereto for July 1, 2019 through March 30, 2020. Additionally, the Operating Partnership failed to meet the minimum debt yield covenant under the secured credit facility as of September 30, 2020.

As of the date of this report, the lenders under the secured credit facility have not commenced foreclosure proceedings, but they may seek to exercise one or more such remedies in the future. In addition, as a result of the events of default asserted by the administrative agent in such letters, the administrative agent may deny the Operating Partnership’s request for future LIBOR interest periods, which would result in an increase in annual interest expense of approximately $19,277 based on the base rate and $74,355 based on the post-default rate.

On October 16, 2020, the Company received an additional notice of default and reservation of rights letter from the Agent which asserted that certain defaults exist and continue to exist by reason of the Operating Partnership’s failure to comply with certain restrictive covenants in the Credit Agreement and resulting from the failure to make the $6,900 interest payment that was due and payable on October 15, 2020, to holders of the 2024 Notes and that such default will constitute an event of default under the Credit Agreement if such interest is not paid within the 30-day grace period. On October 28, 2020, the Operating Partnership was notified by the administrative agent and lenders that they elected to exercise their rights pursuant to the terms of the secured credit facility to (i) require that rents payable by tenants at the properties that are collateral to the secured credit facility be paid directly to the administrative agent and (ii) exercise all voting rights and other ownership rights in respect of all the equity interests in the subsidiaries of the Operating Partnership that are guarantors of the secured credit facility.

Mortgages on Operating Properties

2020 Loan Repayments

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
February	Parkway Place	6.50%	July 2020	$33,186
February	Valley View Mall	6.50%	July 2020	51,360
				$84,546

(1)	The Company retired the loans with borrowings from its secured line of credit.

2020 Loan Modification

The maturity date for the fixed-rate loan secured by Jefferson Mall was extended from June 1, 2022 to June 1, 2026. The loan will be interest only through March 2021 when monthly payments of principal and interest will be made through the maturity date.

2020 Dispositions

The following is a summary of the Company’s 2020 disposition for which the fixed rate loan secured by the mall was extinguished:

Sale/Transfer Date	Property	Property Type	Location	Balance of Non-recourse Debt	Gain on Extinguishment of Debt
August	Hickory Point Mall (1)	Malls	Forsyth, IL	$27,446	$15,407
(1)	The Company transferred title to the mall to the mortgage holder in satisfaction of the non-recourse debt secured by the property.

Loans in Default

As of September 30, 2020, five non-recourse loans that are each secured by one of the Company’s malls were in default. The Company has been in discussions with the lenders for each of these properties regarding a restructure of each respective loan. As of the date of this report, the lenders under each of these loans have not accelerated the outstanding amount due and payable on the loans or commenced foreclosure proceedings, but they may seek to exercise one or more of these remedies in the future. Management has previously impaired the mall that secures each loan due to a shortened expected hold period resulting from management’s assessment that there is an increased likelihood that the loan secured by each mall may not be successfully restructured or refinanced. The non-recourse loans that are in default at September 30, 2020 are as follows:

Property	Location	Interest Rate	Scheduled Maturity Date	Loan Amount
Greenbrier Mall	Chesapeake, VA	5.41%	Dec-19	$61,647
Burnsville Center	Burnsville, MN	6.00%	Jul-20	64,233
EastGate Mall	Cincinnati, OH	5.83%	Apr-21	31,726
Park Plaza	Little Rock, AR	5.28%	Apr-21	77,064
Asheville Mall	Asheville, NC	5.80%	Sep-21	62,863

As described in Note 1 – Organization and Basis of Presentation, the filing of the Chapter 11 Cases subsequent to September 30, 2020 also constituted an event of default with respect to certain property-level debt of the Operating Partnership’s subsidiaries, which may result in automatic acceleration of the outstanding principal and accrued interest or may give the applicable lender the right to accelerate such amounts. There are 15 of such loans that have an aggregate outstanding balance of $855,864 at September 30, 2020.

Scheduled Principal Payments

As of September 30, 2020, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, including construction loans and the secured line of credit, are as follows:

2020 (1)	$18,988
2021	559,094
2022	408,235
2023	1,493,534
2024	343,601
2025	38,472
Thereafter	764,380
3,626,304
Net unamortized discounts and premium	(8,634)
Unamortized deferred financing costs	(13,864)
Principal balance of loans with a maturity date prior to September 30, 2020 (2)	125,880
Total mortgage and other indebtedness, net	$3,729,686

(1)	Reflects payments for the fiscal period October 1, 2020 through December 31, 2020.
(2)

Represents the aggregate principal balance as of September 30, 2020 of two non-recourse loans, secured by Greenbrier Mall and Burnsville Center, which were in default. The loan secured by Greenbrier Mall matured in December 2019. The loan secured by Burnsville Center matured in July 2020.

The Company’s mortgage and other indebtedness had a weighted-average maturity of 3.1 years as of September 30, 2020 and 3.7 years as of December 31, 2019.

Note 9 – Mortgage and Other Notes Receivable

The Company’s mortgage note receivable is collateralized by an assignment of 100% of the partnership interests that own the real estate assets.  Other notes receivable include amounts due from tenants and unsecured notes received from third parties as whole or partial consideration for property or investments.

Mortgage and other notes receivable consist of the following:

			As of September 30, 2020		As of December 31, 2019
	Maturity Date		Interest Rate	Balance	Interest Rate	Balance
Mortgages	Dec 2016	(1)	2.65%	$1,100	4.28% - 9.50%	$2,637
Other Notes Receivable	Sep 2021- Apr 2026		4.00% - 5.00%	1,434	4.00% - 5.00%	2,025
				$2,534		$4,662

(1)	Includes a $1,100 note with D'Iberville Promenade, LLC with a maturity date of December 2016, that is in default. This is secured by the joint venture partner’s interest in the joint venture.

Expected credit losses

As of September 30, 2020, the one mortgage note receivable is in default, but as noted above, the Company has a noncontrolling interest recorded related to the defaulting partner’s interest that serves as collateral on the note, and that amount is greater than the outstanding balance on the note. Based on this information, the Company did not record a credit loss for this class of receivables for the nine months ended September 30, 2020.

During the nine months ended September 30, 2020, the Company assessed each of its note receivables factoring in credit quality indicators such as collection experience and future expectations of performance to determine whether a credit loss should be recorded. Based on this information, the Company wrote off a $1,230 note receivable associated with amounts due from a government sponsored district at The Shoppes at St. Clair during the three months ended March 31, 2020. The Company did not record any other credit losses for this class of receivables for the nine months ended September 30, 2020.

Note 10 – Segment Information

The Company measures performance and allocates resources according to property type, which is determined based on certain criteria such as type of tenants, capital requirements, economic risks, leasing terms, and short and long-term returns on capital. Rental income and tenant reimbursements from tenant leases provide the majority of revenues from all segments.

Information on the Company’s segments is presented as follows:

Three Months Ended September 30, 2020	Malls	All Other (1)	Total
Revenues (2)	$115,661	$14,236	$129,897
Property operating expenses (3)	(43,628)	(2,408)	(46,036)
Interest expense	(18,845)	(42,292)	(61,137)
Loss on sales of real estate assets	—	(55)	(55)
Segment profit (loss)	$53,188	$(30,519)	22,669
Depreciation and amortization			(53,477)
General and administrative expense			(25,497)
Litigation settlement			2,480
Interest and other income			1,975
Gain on extinguishment of debt			15,407
Loss on impairment			(46)
Income tax provision			(546)
Equity in losses of unconsolidated affiliates			(7,389)
Net loss			$(44,424)
Capital expenditures (4)	$2,524	$1,262	$3,786

Three Months Ended September 30, 2019	Malls	All Other (1)	Total
Revenues (2)	$171,514	$15,737	$187,251
Property operating expenses (3)	(53,384)	(2,912)	(56,296)
Interest expense	(20,866)	(29,649)	(50,515)
Other expense	—	(7)	(7)
Gain on sales of real estate assets	3,292	4,764	8,056
Segment profit (loss)	$100,556	$(12,067)	88,489
Depreciation and amortization			(64,168)
General and administrative expense			(12,467)
Litigation settlement			22,688
Interest and other income			1,367
Loss on impairment			(135,688)
Gain on investments/deconsolidation			11,174
Income tax provision			(1,670)
Equity in losses of unconsolidated affiliates			(1,759)
Net loss			$(92,034)
Capital expenditures (4)	$34,961	$1,530	$36,491

Nine Months Ended September 30, 2020	Malls	All Other (1)	Total
Revenues (2)	$381,013	$40,669	$421,682
Property operating expenses (3)	(134,111)	(8,075)	(142,186)
Interest expense	(55,952)	(104,808)	(160,760)
Other expense	—	(400)	(400)
Gain (loss) on sales of real estate assets	(25)	2,733	2,708
Segment profit (loss)	$190,925	$(69,881)	121,044
Depreciation and amortization			(162,042)
General and administrative expense			(62,060)
Litigation settlement			2,480
Interest and other income			5,263
Gain on extinguishment of debt			15,407
Loss on impairment			(146,964)
Income tax provision			(17,189)
Equity in losses of unconsolidated affiliates			(12,450)
Net loss			$(256,511)
Capital expenditures (4)	$30,334	$4,915	$35,249

Nine Months Ended September 30, 2019	Malls	All Other (1)	Total
Revenues (2)	$526,354	$52,304	$578,658
Property operating expenses (3)	(164,164)	(10,785)	(174,949)
Interest expense	(65,612)	(91,383)	(156,995)
Other expense	—	(41)	(41)
Gain on sales of real estate assets	5,770	8,041	13,811
Segment profit (loss)	$302,348	$(41,864)	260,484
Depreciation and amortization			(198,438)
General and administrative expense			(48,901)
Litigation settlement			(65,462)
Interest and other income			2,212
Gain on extinguishment of debt			71,722
Loss on impairment			(202,121)
Gain on investments/deconsolidation			11,174
Income tax provision			(2,622)
Equity in earnings of unconsolidated affiliates			3,421
Net loss			$(168,531)
Capital expenditures (4)	$94,545	$3,058	$97,603

Total Assets	Malls	All Other (1)	Total
September 30, 2020	$3,926,908	$637,135	$4,564,043

December 31, 2019	$4,180,515	$441,831	$4,622,346

(1)	The All Other category includes associated centers, community centers, mortgage and other notes receivable, office buildings, self-storage facilities, corporate-level debt and the Management Company.
(2)	Management, development and leasing fees are included in the All Other category. See Note 3 for information on the Company's revenues disaggregated by revenue source for each of the above segments.
(3)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.
(4)	Includes additions to and acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

Note 11 – Earnings per Share and Earnings per Unit

Earnings per Share of the Company

Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potential dilutive common shares outstanding. The limited partners’ rights to convert their noncontrolling interests in the Operating Partnership into shares of common stock are not dilutive. There were no potential dilutive common shares and there were no anti-dilutive shares for the three and nine month periods ended September 30, 2020 and 2019.

Earnings per Unit of the Operating Partnership

Basic earnings per unit (“EPU”) is computed using the two-class method. The two-class method is required when either (i) participating securities or (ii) multiple classes of common stock exists. The Operating Partnership’s special common units, and common units issued upon the conversion or redemption of special common units, meet the definition of participating securities as these units have the contractual right and obligation to share in the Operating Partnership’s net income (loss) and distributions. Under this approach net income (loss) attributable to common unitholders is reduced by the amount of distributions made (declared) to all common unitholders and by the amount of distributions that are required to be made (declared and undeclared) to special common unitholders. Distributed and undistributed earnings is subsequently divided by the weighted-average number of common and special common units outstanding for the period to compute basic EPU for each unit. Undistributed losses are allocated 100 percent to common units, other than common units issued upon the conversion or redemption of special common units. The special common units, and common units issued upon the conversion or redemption of special common units, only participate in undistributed losses in the event of a liquidation. Diluted EPU is computed by considering either the two-class method or the if-converted method, whichever results in more dilution. The if-converted method assumes the issuance of common units for all potential dilutive special common units outstanding. Due to the loss position (negative earnings) of the Operating Partnership for the three and nine month periods ended September 30, 2020 and 2019 all special common units, and common units issued upon the conversion or redemption of special common units, are antidilutive. The calculation of diluted EPU through the if-converted method would reduce the loss per share (as a result of an increase number of shares in the denominator) for the common units. Therefore in a loss position diluted EPU is equal to basic EPU. There were no potential dilutive common units and there were no anti-dilutive units other than the special common units, and common units issued upon the conversion or redemption of special common units, outstanding for the three and nine month periods ended September 30, 2020 and 2019.

The following table presents basic and diluted EPU for common and special common units for the three-month and nine-month periods ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per unit data)	2020	2019	2020	2019
Net Loss Attributable to Common Unitholders	$(54,710)	$(104,020)	$(288,549)	$(202,831)
Distributions to Common Unitholders - Declared Only	—	—	—	(14,638)
Distributions to Special Common Unitholders - Declared and Undeclared
Common units issued on conversion of SCUs	—	—	—	(133)
S-SCUs	(1,143)	(1,143)	(3,429)	(3,429)
L-SCUs	—	(433)	(433)	(1,299)
K-SCUs	(844)	(844)	(2,531)	(2,531)
Total Undistributed Losses Available to Common and Special Common Unitholders	$(56,697)	$(106,440)	$(294,942)	$(224,861)

Distributed Earnings:
Common units issued on conversion of SCUs	$—	$—	$—	$133
S-SCUs	1,143	1,143	3,429	3,429
L-SCUs	—	433	433	1,299
K-SCUs	844	844	2,531	2,531
Common Units	—	—	—	14,639

Undistributed Losses:
Common units issued on conversion of SCUs	$—	$—	$—	$—
S-SCUs	—	—	—	—
L-SCUs	—	—	—	—
K-SCUs	—	—	—	—
Common Units	(56,697)	(106,440)	(294,942)	(224,861)

Weighted Average:
Common units issued on conversion of SCUs	1,696	1,770	1,697	1,770
S-SCUs	1,561	1,561	1,561	1,561
L-SCUs	572	572	572	572
K-SCUs	1,134	1,137	1,136	1,137
Common Units	196,728	195,190	196,585	195,119

Basic EPU:
Common units issued on conversion of SCUs	$—	$—	$—	$0.07
S-SCUs	0.73	0.73	2.20	2.20
L-SCUs	—	0.76	0.76	2.27
K-SCUs	0.74	0.74	2.23	2.23
Common Units	(0.29)	(0.55)	(1.50)	(1.08)

Total Basic EPU	$(0.27)	$(0.52)	$(1.43)	$(1.01)

Diluted EPU:
Common units issued on conversion of SCUs	$—	$—	$—	$0.07
S-SCUs	0.73	0.73	2.20	2.20
L-SCUs	—	0.76	0.76	2.27
K-SCUs	0.74	0.74	2.23	2.23
Common Units	(0.29)	(0.55)	(1.50)	(1.08)

Total Diluted EPU	$(0.27)	$(0.52)	$(1.43)	$(1.01)

For additional information regarding the participation rights and minimum distributions relating to the common and special common units, see Note 9. Shareholders’ Equity and Partners’ Capital and Note 10. Redeemable Interests and Noncontrolling Interests of the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31,

2019. Pursuant to the terms of the Series L special common units of limited partnership interest, the Series L special common units began receiving distributions equal to those on the common units beginning on June 1, 2020.

Note 12 – Contingencies

Litigation

As previously disclosed, in April 2019, the Company entered into a settlement agreement and release with respect to the class action lawsuit filed on March 16, 2016 in the United States District Court for the Middle District of Florida by Wave Lengths Hair Salons of Florida, Inc. d/b/a Salon Adrian. Pursuant to the settlement agreement the Company set aside a common fund with a monetary and non-monetary value of $90,000 to be disbursed to class members in accordance with an agreed-upon formula that was based upon aggregate damages of $60,000. The Court granted final approval to the proposed settlement on August 22, 2019. The class members were comprised of past and current tenants at certain of the Company's shopping centers that it owns or formerly owned during the class period, which extended from January 1, 2011 through the date of preliminary court approval. Class members who are past tenants and made valid claim pursuant to the Court's order received payment of their claims in cash. Class members who are current tenants began receiving monthly credits against rents and future charges during the three months ended June 30, 2020 and, under the terms of the settlement agreement, will continue for the following five years. Any amounts under the settlement allocated to tenants with outstanding amounts payable to the Company, including tenants which have declared bankruptcy or declare bankruptcy over the relevant period, will first be deducted from the amounts owed to the Company. All attorney’s fees and associated costs to class counsel (up to a maximum of $27,000), incentive award to the class representative (up to a maximum of $50), and class administration costs (which are expected to not exceed $100), have or will be funded by the common fund, which has been approved by the Court. Under the terms of the settlement agreement, the Company did not pay any dividends to holders of its common shares payable in the third and fourth quarters of 2019. The settlement agreement did not restrict the Company's ability to declare dividends payable in 2020 or in subsequent years. The Company recorded an accrued liability and corresponding litigation settlement expense of $88,150 in the three months ended March 31, 2019 related to the settlement agreement. During the year ended December 31, 2019, the Company reduced the accrued liability by an aggregate $26,396, a majority of which was related to past tenants that did not submit a claim pursuant to the terms of the settlement agreement with the remainder relating to tenants that either opted out of the lawsuit or waived their rights to their respective settlement amounts. Additionally, the Company reduced the accrued liability during the three months ended December 31, 2019 by $23,050 related to attorney and administrative fees that were paid pursuant to the settlement agreement. During the nine months ended September 30, 2020, the Company reduced the accrued liability by $17,922. Of this amount, $6,488 was related to monthly credits against rents and other charges for current tenants, $4,915 was paid to past tenants, $4,039 was paid to plaintiff’s counsel and the claims administrator, and $2,480 represents amounts the Company was released from pursuant to the terms of the settlement agreement. A notice of suggestion of bankruptcy was filed by the Company in this litigation on November 3, 2020. The Company received document requests in the third quarter of 2019, in the form of subpoenas, from the Securities and Exchange Commission and the Department of Justice regarding the Wave Lengths Hair Salons of Florida, Inc. litigation and other related matters. The Company continues to cooperate in these matters.

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

The complaints filed in the Securities Class Action Litigation allege violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s contingent liabilities, business, operations, and prospects during the periods of time specified above. The plaintiffs seek compensatory damages and attorneys’ fees and costs, among other relief, but have not specified the amount of damages sought. The outcome of these legal proceedings cannot be predicted with certainty. A notice of suggestion of bankruptcy was filed by the Company in this litigation on November 9, 2020.

Certain of the Company’s current and former directors and officers were named as defendants in nine shareholder derivative lawsuits (collectively, the “Derivative Litigation”). On June 4, 2019, a shareholder filed a putative derivative complaint captioned Robert Garfield v. Stephen D. Lebovitz et al., 1:19-cv-01038-LPS, in the United States District Court for the District of Delaware (the “Garfield Derivative Action”), purportedly on behalf of the Company against certain of its officers and directors. On June 24, 2019, September 5, 2019 and September 25, 2019, respectively, other shareholders filed three additional putative derivative complaints, each in the United States District Court for the District of Delaware, captioned as follows: Robert Cohen v. Stephen D. Lebovitz et al., 1:19-cv-01185-LPS (the “Cohen Derivative Action”); Travis Lore v. Stephen D. Lebovitz et al., 1:19-cv-01665-LPS (the “Lore Derivative Action”), and City of Gainesville Cons. Police Officers’

and Firefighters Retirement Plan v. Stephen D. Lebovitz et al., 1:19-cv-01800 (the “Gainesville Derivative Action”), each asserting substantially similar claims purportedly on behalf of the Company against similar defendants. The Court consolidated the Garfield Derivative Action and the Cohen Derivative Action on July 17, 2019, under the caption In re CBL & Associates Properties, Inc. Derivative Litigation, 1:19-cv-01038-LPS (the "Consolidated Derivative Action"). On July 25, 2019, the Court stayed proceedings in the Consolidated Derivative Action pending resolution of an eventual motion to dismiss in the Securities Class Action Litigation. On October 14, 2019, the parties to the Gainesville Derivative Action and the Lore Derivative Action filed a joint stipulation and proposed order confirming that each of those cases is subject to the consolidation order previously entered by the Court in the Consolidated Derivative Action and that further proceedings in those cases are stayed pending resolution of an eventual motion to dismiss in the Securities Class Action Litigation. On July 22, 2019, a shareholder filed a putative derivative complaint captioned Shebitz v. Lebovitz et al., 1:19-cv-00213, in the United States District Court for the Eastern District of Tennessee (the “Shebitz Derivative Action”); on January 10, 2020, a shareholder filed a putative derivative complaint captioned Chatman v. Lebovitz, et al., 2020-0011-JTL, in the Delaware Chancery Court (the “Chatman Derivative Action”); on February 12, 2020, a shareholder filed a putative derivative complaint captioned Kurup v. Lebovitz, et al., 2020-0070-JTL, in the Delaware Chancery Court (the “Kurup Derivative Action”); on February 26, 2020, a shareholder filed a putative derivative complaint captioned Kemmer v. Lebovitz, et al., 1:20-cv-00052, in the United States District Court for the Eastern District of Tennessee (the “Kemmer Derivative Action”); and on April 14, 2020, a shareholder filed a putative derivative complaint captioned Hebig v. Lebovitz, et al., 1:19-cv-00149-JRG-CHS, in the United States District Court for the Eastern District of Tennessee (the “Hebig Derivative Action”), each asserting substantially similar claims purportedly on behalf of the Company against similar defendants.  The actions pending in Delaware Chancery Court have been consolidated into one case, and likewise, the actions pending in Delaware federal court have been consolidated into one case.  The Tennessee actions have not been consolidated. On October 7, 2019, the Court stayed the Shebitz Derivative Action, pending resolution of an eventual motion to dismiss in the related Securities Class Action Litigation; the Company expects the other Derivative Actions to be stayed as well.

The complaints filed in the Derivative Litigation allege, among other things, breaches of fiduciary duties, unjust enrichment, waste of corporate assets, and violations of the federal securities laws. The factual allegations upon which these claims are based are similar to the factual allegations made in the Securities Class Action Litigation, described above. The complaints filed in the Derivative Litigation seek, among other things, unspecified damages and restitution for the Company from the individual defendants, the payment of costs and attorneys’ fees, and that the Company be directed to reform certain governance and internal procedures. The outcome of these legal proceedings cannot be predicted with certainty. A notice of suggestion of bankruptcy was filed by the Company in this litigation on November 9, 2020.

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

The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020							Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership		Maximum Guaranteed Amount	Debt Maturity Date (1)		September 30, 2020	December 31, 2019
West Melbourne I, LLC - Phase I	50%	$40,372	50%		$20,186	Feb-2021	(2)	$202	$199
West Melbourne I, LLC - Phase II	50%	14,513	50%		7,257	Feb-2021	(2)	73	78
Port Orange I, LLC	50%	53,513	50%		26,757	Feb-2021	(2)	268	270
Ambassador Infrastructure, LLC	65%	9,360	100%		9,360	Oct-2020	(3)	94	101
Shoppes at Eagle Point, LLC	50%	35,189	35%	(4)	12,740	Oct-2020	(5)	127	127
EastGate Storage, LLC	50%	6,485	50%	(6)	3,250	Dec-2022		33	33
Self Storage at Mid Rivers, LLC	50%	5,853	50%	(7)	2,994	Apr-2023		30	30
Parkdale Self Storage, LLC	50%	6,065	100%	(8)	6,500	Jul-2024		65	65
Hamilton Place Self Storage, LLC	54%	6,247	100%	(9)	7,002	Sep-2024		70	70
Atlanta Outlet JV, LLC	50%	4,632	100%		4,632	Nov-2023		—	—
Louisville Outlet Shoppes, LLC	50%	9,122	100%		9,122	Oct-2021		—	—
Total guaranty liability								$962	$973

(1)	Excludes any extension options.
(2)	These loans have two one-year extension options at the joint venture’s election.
(3)	In October 2020, the maturity date was extended to January 2021.
(4)	The guaranty is for a fixed amount of $12,740 throughout the term of the loan, including any extensions.
(5)	In October 2020, the loan was extended to October 2021 with one one-year extension option, at the joint venture's election, for an outside maturity date of October 2022.
(6)	The guaranty may be reduced to 25% once certain debt and operational metrics are met.
(7)	The guaranty may be reduced to 25% once certain debt and operational metrics are met.
(8)

Parkdale Self Storage, LLC, a 50/50 joint venture, closed on a construction loan with a total borrowing capacity of up to $6,500 for the development of a climate controlled self-storage facility adjacent to Parkdale Mall in Beaumont, TX. The Operating Partnership has a joint and several guaranty with its 50/50 partner. Therefore, the maximum guarantee is 100% of the loan.

(9)

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

As described in Note 1 – Organization and Basis of Presentation, the filing of the Chapter 11 Cases subsequent to September 30, 2020 also constituted an event of default with respect to certain property-level debt of the Operating Partnership’s subsidiaries, which may result in automatic acceleration of the outstanding principal and accrued interest or may give the applicable lender the right to accelerate such amounts. There was a default under each of the guaranteed loans above as a result of the filing of the Chapter 11 Cases, except for Shoppes at Eagle Point, LLC, Self Storage at Mid Rivers, LLC and Louisville Outlet Shoppes, LLC.

The Company has guaranteed the lease performance of York Town Center, LP ("YTC"), an unconsolidated affiliate in which the Company owns a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The maximum guaranteed obligation was $11,600 as of September 30, 2020.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not include an obligation for this guaranty because it determined that the fair value of the guaranty was not material as of September 30, 2020 and December 31, 2019.

Expected credit losses

During the three and nine months ended September 30, 2020, the Company evaluated each guarantee individually by looking at the debt service ratio, cash flow forecasts and the performance of each loan. The result of the analysis was that each loan is current and performing, and if applicable, none of the loans that are guaranteed by the Company are in violation of their debt covenants, each operating property has positive cash flows that are sufficient to cover debt service and forecasted cash flows for each operating property do not indicate that there is more than a remote probability that the Company will be required to perform under each guaranty. Historically, the Company has not had to perform on any of its guarantees of unconsolidated affiliates’ debt. Based on current and future conditions, the Company does not expect to have to perform, and therefore did not record a credit loss for the three and nine months ended September 30, 2020.

Performance Bonds

The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $851 and $13,660 at September 30, 2020 and December 31, 2019, respectively.

Note 13 – Share-Based Compensation

As of September 30, 2020, the Company has outstanding awards under the CBL & Associates Properties, Inc. 2012 Stock Incentive Plan (the “2012 Plan"), which was approved by the Company's shareholders in May 2012. The 2012 Plan permits the Company to issue stock options and common stock to selected officers, employees and non-employee directors of the Company up to a total of 10,400,000 shares. As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expense associated with the Company's share-based compensation plan.

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

Share-based compensation expense related to the restricted stock awards was $375 and $571 for the three months ended September 30, 2020 and 2019, respectively, and $1,880 and $2,830 for the nine months ended September 30, 2020 and 2019, respectively. Share-based compensation cost capitalized as part of real estate assets was $4 and $13 for the three months ended September 30, 2020 and 2019, respectively, and $16 and $54 for the nine months ended September 30, 2020 and 2019, respectively.

A summary of the status of the Company’s nonvested restricted stock awards as of September 30, 2020, and changes during the nine months ended September 30, 2020, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2020	971,846	$5.16
Granted	1,628,397	$0.86
Vested	(1,052,161)	$2.86
Forfeited	(25,520)	$4.61
Nonvested at September 30, 2020	1,522,562	$2.16

As of September 30, 2020, there was $2,330 of total unrecognized compensation cost related to nonvested stock awards granted under the plans, which is expected to be recognized over a weighted-average period of 2.3 years.

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

In conjunction with the February 2020 approval of the 2020 LTIP grants for the named executive officers, the 2012 Stock Incentive Plan was amended to remove the Section 162(m) Grant Limit, which no longer served its original purpose because the “qualified performance-based compensation” exception to the Section 162(m) deduction limits was repealed by the 2017 tax reform legislation. However, NYSE rules also include an annual equity grant limit which effectively limits the number of shares that can be subject to stock awards to any individual named executive officer, without additional shareholder approval, to one percent (1%) of the total number of outstanding shares of the Company’s Common Stock (the “NYSE Annual Grant Limit”).  To maintain NYSE compliance following elimination of the Section 162(m) Grant Limit, the Company’s Compensation Committee revised PSU awards under the LTIP, beginning in 2020, to provide that if a grant of PSUs could result in the issuance of a number of shares to a named executive officer at the conclusion of the 3-year performance period that would exceed the NYSE Annual Grant Limit, when coupled with the number of shares subject to other stock awards (e.g., the time-vesting restricted stock component of the LTIP) issued in the same year that such PSUs were issued, any such excess will instead be converted to a cash bonus award, while remaining subject to vesting conditions as described below.

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

In August 2020, in connection with the execution of the RSA that is described in Note 1 – Organization and Basis of Accounting, the 2020 PSUs were canceled.

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

Performance Stock Units

A summary of the status of the Company’s PSU activity as of September 30, 2020, and changes during the nine months ended September 30, 2020, is presented below:

	PSUs	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2020	1,766,580	$2.96
2020 PSUs granted (1)	3,408,083	$0.84
2020 PSUs canceled	(3,408,083)	$0.84
Outstanding at September 30, 2020 (2)	1,766,580	$2.96

(1)	Includes 1,247,098 shares classified as a liability due to the potential cash component described above.
(2)	None of the PSUs outstanding at September 30, 2020 were vested.

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

Share-based compensation expense related to the PSUs was $2,410 and $409 for the three months ended September 30, 2020 and 2019, respectively, and $2,828 and $1,278 for the nine months ended September 30, 2020 and 2019, respectively. Share-based compensation expense for the three and nine months ended September 30, 2020 includes $2,410 of previously unrecognized compensation cost related to the 2020 PSUs that was expensed when the 2020 PSUs were cancelled. Unrecognized compensation costs related to the PSUs was $907 as of September 30, 2020, which is expected to be recognized over a weighted-average period of 3.3 years.

The following table summarizes the assumptions used in the Monte Carlo simulation pricing model related to the PSUs:

	2020 PSUs	2019 PSUs	2018 PSUs
Grant date	February 10, 2020 (1)	February 11, 2019	February 12, 2018
Fair value per share on valuation date (2)	$0.84	$4.74	$4.76
Risk-free interest rate (3)	1.39%	2.54%	2.36%
Expected share price volatility (4)	57.98%	60.99%	42.02%

(1)	The 2020 PSU awards were cancelled during the three months ended September 30, 2020.
(2)

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

(3)	The risk-free interest rate was based on the yield curve on zero-coupon U.S. Treasury securities in effect as of the valuation date, which is the respective grant date listed above.
(4)

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

Note 14 – Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities were as follows:

	Nine Months Ended September 30,
	2020	2019
Additions to real estate assets accrued but not yet paid	$6,183	$23,148
Accrued dividends and distributions payable	—	2,420
Increase (decrease) in lease liabilities arising from obtaining right-of-use assets	(120)	3,975
Deconsolidation upon contribution/assignment of interest in joint venture:
Decrease in real estate assets	—	(93,360)
Increase in investment in unconsolidated affiliates	—	17,903
Decrease in mortgage and other indebtedness	—	73,283
Decrease in operating assets and liabilities	—	2,443
Decrease in intangible lease and other assets	—	(908)
Decrease in noncontrolling interest and joint venture interest	—	4,271
Transfer of real estate assets in settlement of mortgage debt obligations:
Decrease in real estate assets	(11,834)	(60,059)
Decrease in mortgage and other indebtedness	25,956	124,111
Decrease in operating assets and liabilities	1,371	9,333
Decrease in intangible lease and other assets	(86)	(1,663)
Conversion of Operating Partnership units to common stock	21,065	—

Note 15 – Subsequent Events

As discussions with the advisors to the consenting noteholders of the Notes and lenders under the Company’s secured credit facility continued, the Company elected to not make the $6,900 interest payment (the “2024 Notes Interest Payment”) due and payable on October 15, 2020, with respect to the Operating Partnership’s 4.60% senior unsecured notes due 2024 (the “2024 Notes”).  Under the indenture governing the 2024 Notes, the Operating Partnership has a 30-day grace period to make the 2024 Notes Interest Payment before the nonpayment is considered an “event of default” with respect to the 2024 Notes. Any event of default under the 2024 Notes for nonpayment of the 2024 Notes Interest Payment would also be considered an event of default under the Operating Partnership’s senior secured credit facility which could lead to an acceleration of amounts due under the facility; however, as discussed in Note 8 – Mortgage and Other Indebtedness, Net, obligations under the secured credit facility have been accelerated based on the events of default previously asserted by the Administrative Agent under the secured credit facility, which the Company continues to dispute. Further, if the trustee for the 2024 Notes should exercise its right to accelerate the maturity of the full balance owed on the 2024 Notes as a result of such an “event of default,” that would also constitute an “event of default” under the 2023 Notes and the 2026 Notes, which could lead to the acceleration of all amounts due under those notes.

The maturity date of the loan secured by the Shoppes at Eagle Point, LLC that was scheduled to mature in October 2020 was extended to October 2021 with one one-year extension option, at the joint venture’s election, for an outside maturity date of October 2022.

As described in Note 7 – Unconsolidated Affiliates and Noncontrolling Interests, the loan secured by Oak Park Mall was in default at September 30, 2020. In October 2020, Oak Park Mall, LLC entered into a forbearance agreement with the lender. Pursuant to the terms of the forbearance agreement, all interest payments from June 2020 through November 2020 were deferred. The loan will be interest only through November 1, 2022; however, beginning on September 1, 2021 and continuing through November 1, 2022, the deferred interest is to be made in equal monthly installments in addition to the scheduled interest payments. Beginning December 1, 2022, Oak Park Mall, LLC is to begin making full monthly payments of principal and interest. Oak Park Mall, LLC executed a deed-in-lieu of foreclosure, along with other transfer documents, for the benefit of the lender, which were placed in escrow. In the event Oak Park Mall, LLC fails to make any of the required payments under the forbearance agreement, lender can exercise its rights to receive the deed-in-lieu and other transfer documents from escrow.

On November 2, 2020, NYSE announced that it has suspended trading in the Company’s stock due to “abnormally low” trading price levels and had determined to commence proceedings to delist the Company’s common stock and the depositary shares representing fractional interests in its Series D Preferred Stock and Series E Preferred Stock. For more information, see “Listing Criteria” in Note 1 – Organization and Basis of Presentation.

The maturity date of the loan secured by Ambassador Infrastructure, LLC that was scheduled to mature in October 2020 was extended to January 2021.

Chapter 11 Proceedings

As described further in Note 1 – Organization and Basis of Presentation, beginning on the Commencement Date, the Debtors commenced the Chapter 11 Cases by filing voluntary petitions for reorganization under Chapter 11 with the Bankruptcy Court.

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
•

the impact of the risks and uncertainties associated with the Chapter 11 process on our operations and ability to develop and execute the Company’s business plans, and to satisfy the conditions and milestones applicable under the Restructuring Support Agreement, for the duration of the Chapter 11 Cases;

•	interest rate fluctuations;
•	costs and availability of capital, including debt, and capital requirements;
•	suspension of trading or delisting of our common stock and/or depositary shares representing interests in our Series D Preferred Stock and Series E Preferred Stock, from the NYSE;
•	costs and availability of real estate;
•	inability to consummate acquisition opportunities and other risks associated with acquisitions;
•	competition from other companies and retail formats;
•	changes in retail demand and rental rates in our markets;
•	shifts in customer demands including the impact of online shopping;
•	tenant bankruptcies or store closings;
•	changes in vacancy rates at our properties;
•	changes in operating expenses;
•	changes in applicable laws, rules and regulations;
•	sales of real property;

•	uncertainty and economic impact of pandemics, epidemics or other public health emergencies or fear of such events, such as the recent COVID-19 pandemic;
•	cyber-attacks or acts of cyber-terrorism;
•	changes in, or withdrawal of, the credit ratings of the Operating Partnership's senior unsecured long-term indebtedness;
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

EXECUTIVE OVERVIEW

We are a self-managed, self-administered, fully integrated REIT that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air and mixed-use centers, outlet centers, associated centers, community centers, office and other properties. See Note 1 to the condensed consolidated financial statements for information on our property interests as of September 30, 2020. We have elected to be taxed as a REIT for federal income tax purposes.

On March 11, 2020, the World Health Organization classified COVID-19 as a pandemic. Due to the extraordinary governmental actions taken to contain COVID-19, we are unable to predict the full extent of the pandemic’s impact on our results of operations for the remainder of 2020. As a result, we previously withdrew our full-year 2020 same-center NOI and FFO per share, as adjusted, guidance and underlying assumptions and do not plan to reinstate full-year 2020 guidance.

In response to local and state mandated closures, our entire portfolio, except for a few properties, closed in March. Beginning in late April, government agencies began allowing the re-opening of properties with specified health and safety restrictions. By the close of the third quarter 2020, all of our mall properties were able to reopen. As local mandates were lifted and properties reopened, stores within the properties followed suit with the majority of stores reopening by the close of the third quarter. We have implemented strict procedures and guidelines for our employees, tenants and property visitors based on CDC and other health agency recommendations. Our properties continue to update these policies and procedures, following any new mandates and regulations, as required. The safety and health of our customers, employees and tenants remains a top priority.

Our financial and operating results for the third quarter reflect the ongoing impact of the temporary closure of our portfolio for a significant period due to government mandates and operating restrictions. While all properties were able to reopen by the close of the third quarter, many state and local markets continue to impose occupancy and other restrictions. These additional restrictions may have the effect of restricting traffic and sales for our tenants and may put additional pressure on our tenants’ financial health. We have worked with our tenants to enhance customer reach despite the restrictions, including offering curbside, delivery and opening buy-online-pick-up-instore locations. Revenues for the quarter were impacted by a substantial increase in the estimate for uncollectible revenues related to rents due from tenants that recently filed for bankruptcy or are struggling financially. The pandemic accelerated a number of tenant bankruptcies, resulting in an expectation of additional store closures and lost rent through the remainder of the year. Store closures and rent loss from prior tenant bankruptcies, rent abatements granted and lower percentage rent related to lower retail sales also impacted revenues. We offset a portion of this decline through aggressive actions to reduce costs both at the property and corporate levels, including company-wide salary reductions, furloughs, reductions-in-force and other expense reduction initiatives. However, as properties reopened during the third quarter, certain expenses necessarily resumed.

The mandated closures resulted in nearly all of our tenants closing for a period of time and/or shortening operating hours. As a result, we have experienced an increased level of requests for rent deferrals and abatements, as well as defaults on rent obligations. While, in general, we believe that tenants have a clear contractual obligation to pay rent, we have been working with our tenants to address rent deferral and abatement requests. Based on completed or in process agreements with 25 of our top tenants, representing approximately 40% of total revenues for the second and third quarters of 2020, we anticipate collecting over 65% of related rent for the second quarter and over 81% for the third quarter, with the majority of the remainder expected to be deferred or abated. We remain in negotiations with tenants and are unable to predict the outcome of those discussions. As we finalize negotiations, rent collections as a percentage of billed cash-based rents have increased with certain past-due amounts being paid. As of the end of the third quarter, the April 2020 collection rate had improved from 27% to over 76% and May improved from 33% to 68%. We expect this trend to continue as we move later in the year and into 2021, and certain deferred rents begin coming due. As of early November 2020, we estimate that we will defer $25.3 million, at our share, of rents that were billed for April through September 2020. Substantially all of this amount is related to agreements that were executed as of September 30, 2020 with the remainder in active negotiation. Additionally, we granted rent abatements of approximately $13.1 million and $14.9 million for the three and nine months ended September 30, 2020, respectively. We continue to assess rent relief requests from our tenants but are unable to predict the resolution or impact of these discussions.

We implemented a full financial COVID-19 response to improve liquidity and reduce costs. These significant actions included drawing $280 million on our secured line of credit, eliminating all non-essential expenditures, implementing a company-wide furlough and salary reduction program, implementing a permanent reduction in force and delaying and suspending capital expenditures, including redevelopment investments. See the "Liquidity and Capital Resources" section for more information.

As discussed in “Note 1 – Organization and Basis of Presentation” and “Note 8 – Mortgage and Other Indebtedness, Net” to the condensed consolidated financial statements and in “Liquidity and Capital Resources” herein, we received notices of default and reservation of rights letters from the administrative agent under the secured credit facility asserting that certain defaults and events of default have occurred and continue to exist as of the date of this report by reason of the our failure to comply with certain restrictive covenants in the secured credit facility. As a result of these asserted defaults and events of default, the lenders under the secured credit facility declared all outstanding principal, accrued interest and letters of credit to be immediately due and payable. As of the date of this report, the lenders under the secured credit facility have not commenced foreclosure proceedings, but they may seek to exercise one or more remedies in the future. Additionally, we failed to meet the minimum debt yield covenant under the secured credit facility as of September 30, 2020. We could remain in compliance with the debt yield covenant if we (i) added additional unencumbered assets to the collateral pool, subject to lender approval, which is not to be unreasonably withheld, (ii) paid down the amount of debt outstanding with projected available cash or (iii) negotiated a waiver of the covenant with the lenders. We currently do not intend to add additional unencumbered assets to the collateral pool or pay down the amount of debt outstanding. See Note 1 – Organization and Basis of Presentation and Liquidity and Capital Resources for additional information.

We had a net loss for the three and nine months ended September 30, 2020 of $44.4 million and $256.5 million respectively, compared to a net loss for the three and nine months ended September 30, 2019 of $92.0 million and $168.5 million, respectively. We recorded a net loss attributable to common shareholders for the three and nine months ended September 30, 2020 of $54.1 million and $269.4 million, respectively compared to a net loss for the three and nine months ended September 30, 2019 of $90.1 million and $175.7 million, respectively. In addition to the impact of the government mandated closures and the ongoing impact of the COVID-19 pandemic, significant items that affected the comparability between the three-month periods include $13.0 million of costs related to the Company’s restructuring efforts, $14.5 million of incremental interest expense related to the imposition of the base and post-default rates on the Company’s credit facility borrowings, a loss on impairment that is $135.6 million lower in 2020 than in 2019 and a litigation settlement credit that is $20.2 million lower in 2020 than in 2019. For the nine-month periods, in addition to the impact of the government mandated closures and ongoing impact of the COVID-19 pandemic, significant items that affected the comparability between the nine-month periods include a loss on impairment that is $55.2 million lower in 2020, litigation settlement expense in 2020 that is $67.9 million lower, gain on extinguishment of debt that is $56.3 million lower and $11.2 million less of gain on investments/deconsolidation than were recognized in the nine months ended September 30, 2019. We also deconsolidated three outlet centers in the third and fourth quarters of 2019.

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

Voluntary Reorganization under Chapter 11

Beginning on November 1, 2020 (the “Commencement Date”), the Company and certain of its domestic subsidiaries (collectively with the Company, the “Debtors”), commenced voluntary chapter 11 cases (the “Chapter 11 Cases”) by filing voluntary petitions for reorganization under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors are authorized to continue to operate their businesses and manage their properties as debtors in possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. Pursuant to Rule 1015(b) of the Federal Rules of Bankruptcy Procedure, the Debtors’ Chapter 11 Cases are being jointly administered for procedural purposes only under the caption In re CBL & Associates Properties, Inc., et al., Case No. 20-35226. Documents filed on the docket of and other information related to the Chapter 11 Cases are available free of charge online at https://dm.epiq11.com/case/cbj/dockets.

We are currently operating our business as debtors-in-possession in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. After we filed our Chapter 11 petitions, the Bankruptcy Court granted certain relief requested by the Debtors enabling us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to pay employee wages and benefits, to pay taxes and certain governmental fees and charges, to continue to operate our cash management system in the ordinary course, and to pay the prepetition claims of certain of our service providers. For goods and services provided following the Commencement Date, we intend to pay service providers in the ordinary course.

Subject to certain exceptions, under the Bankruptcy Code, the filing of the Chapter 11 Cases automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the Commencement Date. Accordingly, although the filing of the Chapter 11 Cases triggered defaults under the Debtors’ funded debt obligations, creditors are stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ prepetition liabilities are subject to settlement under the Bankruptcy Code.

For the duration of the Company’s Chapter 11 proceedings, the Company’s operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the Chapter 11 process. As a result of these risks and uncertainties, the amount and composition of the Company’s assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceedings, and the description of the Company’s operations, properties and liquidity and capital resources included in this quarterly report may not accurately reflect its operations, properties and liquidity and capital resources following the Chapter 11 process.

In particular, subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assume and assign or reject executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a prepetition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a prepetition general unsecured claim for damages caused by such deemed breach subject, in the case of the rejection of unexpired leases of real property, to certain caps on damages. Counterparties to such rejected contracts or leases may assert unsecured claims in the Bankruptcy Court against the applicable Debtor’s estate for such damages. Generally, the assumption or assumption and assignment of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance thereunder. Accordingly, any description of an executory contract or unexpired lease with the Debtors in this quarterly report, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease with the Debtors is qualified by any overriding rights the Company has under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the assumption, assumption and assignment or rejection of any executory contract or unexpired lease and the Debtors expressly preserve all of their rights with respect thereto.

Given the impact of the COVID-19 pandemic on the retail and broader markets, the ongoing weakness of the credit markets, the Operating Partnership’s default of certain restrictive covenants, the acceleration of the senior secured credit facility and the filing of the Chapter 11 Cases, we believe that there is substantial doubt that we will continue to operate as a going concern within one year after the date our condensed consolidated financial statements for the quarter ended September 30, 2020 are issued. See “Note 1 – Organization and Basis of Presentation” to the condensed consolidated financial statements for additional information.

RESULTS OF OPERATIONS

Properties that were in operation for the entire year during 2019 and the nine months ended September 30, 2020 are referred to as the “Comparable Properties.”  Since January 1, 2019, we have opened one self-storage facility, deconsolidated three outlet centers and disposed of eleven properties:

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

Dispositions

Property	Location	Sales Date
850 Greenbrier Circle	Chesapeake, VA	July 2019
Acadiana Mall	Lafayette, LA	January 2019
Barnes & Noble parcel	High Point, NC	July 2019
Cary Towne Center	Cary, NC	January 2019
Courtyard by Marriott at Pearland Town Center	Pearland, TX	June 2019
Dick’s Sporting Goods at Hanes Mall	Winston-Salem, NC	September 2019
The Forum at Grandview	Madison, MS	July 2019
Honey Creek Mall	Terre Haute, IN	April 2019
Kroger at Foothills Plaza	Maryville, TN	July 2019
The Shoppes at Hickory Point	Forsyth, IL	April 2019
Hickory Point Mall	Forsyth, IL	August 2020

Non-core properties are defined as Excluded Malls - see definition that follows under "Operational Review."

Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019

Revenues

	Total for the Three Months Ended September 30,			Comparable Properties
	2020	2019	Change	Core	Non-core	Deconsolidation	Dispositions	Total Change
Rental revenues	$124,081	$180,616	$(56,535)	$(42,009)	$(3,946)	$(9,387)	$(1,193)	$(56,535)
Management, development and leasing fees	2,104	2,216	(112)	(112)	—	—	—	(112)
Other	3,712	4,419	(707)	(547)	(25)	(46)	(89)	(707)
Total revenues	$129,897	$187,251	$(57,354)	$(42,668)	$(3,971)	$(9,433)	$(1,282)	$(57,354)

Rental revenues from the Comparable Properties declined due to (i) store closures and rent concessions that were in effect prior to the COVID-19 pandemic for tenants with high occupancy cost levels and tenants that closed in 2019 due to bankruptcy and (ii) rent concessions to tenants that are in bankruptcy or are struggling financially due to the impacts of the COVID-19 pandemic, including $12.5 million of rent abatements on past due rents and $12.3 million in uncollectible revenues for past due rents. Percentage rent declined $1.1 million as a result of store closures and lower retail sales due to the impacts of the COVID-19 pandemic on traffic and sales.

Operating Expenses

	Total for the Three Months Ended September 30,			Comparable Properties
	2020	2019	Change	Core	Non-core	Deconsolidation	Dispositions	Total Change
Property operating	$(20,396)	$(27,344)	$(6,948)	$(4,009)	$(225)	$(2,437)	$(277)	$(6,948)
Real estate taxes	(17,215)	(18,699)	(1,484)	(859)	(92)	(377)	(156)	(1,484)
Maintenance and repairs	(8,425)	(10,253)	(1,828)	(1,182)	(167)	(386)	(93)	(1,828)
Property operating expenses	(46,036)	(56,296)	(10,260)	(6,050)	(484)	(3,200)	(526)	(10,260)
Depreciation and amortization	(53,477)	(64,168)	(10,691)	(6,026)	(1,534)	(2,918)	(213)	(10,691)
General and administrative	(25,497)	(12,467)	13,030	13,134	(104)	—	—	13,030
Loss on impairment	(46)	(135,688)	(135,642)	(135,642)	—	—	—	(135,642)
Litigation settlement	2,480	22,688	20,208	20,208	—	—	—	20,208
Other	—	(7)	(7)	(7)	—	—	—	(7)
Total operating expenses	$(122,576)	$(245,938)	$(123,362)	$(114,383)	$(2,122)	$(6,118)	$(739)	$(123,362)

Property operating expenses at the Comparable Properties decreased primarily due to the implementation of comprehensive programs to reduce operating expenses to mitigate the impact of mandated property closures and the effects of the COVID-19 pandemic, including salary reductions, furloughs, a reduction-in-force and other operating expense initiatives.

The decrease in depreciation and amortization expense related to the Comparable Properties primarily relates to a lower basis in depreciable assets resulting from impairments recorded since the prior year period and a greater amount of tenant improvement write-offs in the prior year period related to tenants that closed as a result of bankruptcy.

General and administrative expenses increased primarily due to $13.0 million of costs related to the Company’s negotiations to restructure its corporate-level debt, which was partially offset by the implementation of comprehensive programs to reduce expenses, including salary reductions, furloughs, a reduction-in-force and other general and administrative expenses.

In the third quarter of 2019, we recognized $135.6 million of loss on impairment of real estate to write down the book value of two malls. See Note 5 to the condensed consolidated financial statements for more information.

Other Income and Expenses

Interest and other income increased $0.6 million compared to the prior-year period primarily due to interest income related to the U.S. Treasury securities that we invested in using a portion of the $280 million we drew on our secured line of credit in March 2020 to increase liquidity and preserve financial flexibility in light of the uncertainty surrounding the impact of the COVID-19 pandemic. This was partially offset by a decrease in interest income due to several mortgage and other notes receivable being retired since the prior year period.

Interest expense increased $10.6 million due to an increase of $12.1 million primarily related to (i) a higher outstanding balance on the secured line of credit as a result of the $280 million we drew in March 2020 to increase liquidity and preserve financial flexibility and (ii) the accrual of additional interest on the secured credit facility at a higher interest rate imposed as a result of notices of default received from the administrative agent. Additionally, we accrued $2.5 million of default interest expense related to property-level nonrecourse loans that are in default. These increases were mostly offset by a $4.8 million decrease in property-level interest expense related to the deconsolidation of three encumbered properties since the prior-year period and the impact of the continued amortization of the secured term loan and non-recourse property-level loans.

During the nine months ended September 30, 2020, we recorded a $15.4 million gain on extinguishment of debt related to one mall.  We transferred Hickory Point Mall to the lender in satisfaction of the non-recourse debt secured by that property.

During the three months ended September 30, 2019, we recognized $8.1 million of gain on sales of real estate assets primarily related to the sale of a community center, an office building and five outparcels.

Equity in losses of unconsolidated affiliates increased by $5.6 million during the three months ended September 30, 2020 compared to the prior-year period. The increase is primarily due to the additional amortization of our inside/outside basis difference related to the three properties that were deconsolidated since the end of the prior year period as well as lower earnings of our unconsolidated affiliates due to the mandated property closures and an increase in estimates of uncollectible rental revenues and abatements of rent.

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

Revenues

	Total for the Nine Months Ended September 30,			Comparable Properties
	2020	2019	Change	Core	Non-core	Deconsolidation	Dispositions	Total Change
Rental revenues	$405,476	$556,989	$(151,513)	$(98,761)	$(11,585)	$(30,619)	$(10,548)	$(151,513)
Management, development and leasing fees	5,251	7,325	(2,074)	(2,074)	—	—	—	(2,074)
Other	10,955	14,344	(3,389)	(2,504)	(176)	(348)	(361)	(3,389)
Total revenues	$421,682	$578,658	$(156,976)	$(103,339)	$(11,761)	$(30,967)	$(10,909)	$(156,976)

Rental revenues from the Comparable Properties declined due to (i) store closures and rent concessions that were in effect prior to the COVID-19 pandemic for tenants with high occupancy cost levels and tenants that closed in 2019 due to bankruptcy and (ii) rent concessions to tenants that are in bankruptcy or are struggling financially due to the impacts of the COVID-19 pandemic, including $14.1 million of rent abatements and $47.7 million in uncollectible revenues for past due rents. Percentage rent declined $2.9 million as a result of store closures and lower retail sales due to mandated property closures.

Operating Expenses

	Total for the Nine Months Ended September 30,			Comparable Properties
	2020	2019	Change	Core	Non-core	Deconsolidation	Dispositions	Total Change
Property operating	$(63,011)	$(82,856)	$(19,845)	$(8,368)	$(1,378)	$(7,473)	$(2,626)	$(19,845)
Real estate taxes	(53,500)	(57,766)	(4,266)	(941)	(93)	(2,265)	(967)	(4,266)
Maintenance and repairs	(25,675)	(34,327)	(8,652)	(5,644)	(987)	(892)	(1,129)	(8,652)
Property operating expenses	(142,186)	(174,949)	(32,763)	(14,953)	(2,458)	(10,630)	(4,722)	(32,763)
Depreciation and amortization	(162,042)	(198,438)	(36,396)	(19,006)	(4,958)	(10,113)	(2,319)	(36,396)
General and administrative	(62,060)	(48,901)	13,159	13,264	(105)	—	—	13,159
Loss on impairment	(146,964)	(202,121)	(55,157)	(29,023)	(16,200)	—	(9,934)	(55,157)
Litigation settlement	2,480	(65,462)	(67,942)	(67,942)	—	—	—	(67,942)
Other	(400)	(41)	359	359	—	—	—	359
Total operating expenses	$(511,172)	$(689,912)	$(178,740)	$(117,301)	$(23,721)	$(20,743)	$(16,975)	$(178,740)

Property operating expenses at the Comparable Properties decreased primarily due to the implementation of comprehensive programs to reduce operating expenses to mitigate the impact of the COVID-19 pandemic, including salary reductions, furloughs, reductions-in-force and other operating expense initiatives.

The decrease in depreciation and amortization expense related to the Comparable Properties primarily relates to a lower basis in depreciable assets resulting from impairments recorded since the prior year period, as well as a higher amount of write-offs of tenant improvements and intangible lease assets related to store closings in the prior year period.

General and administrative expenses increased due to $13.0 million of costs related to the Company’s negotiations to restructure its corporate-level debt, partially offset by the implementation of comprehensive programs to reduce expenses, including salary reductions, furloughs and a reduction-in-force, as well higher legal expenses in the prior year period related to the litigation settlement and the new secured credit facility.

For the nine months ended September 30, 2020, we recognized $147.0 million of loss on impairment of real estate to write down the book value of three malls. For the nine months ended September 30, 2019, we recognized $202.1 million of loss on impairment of real estate to write down the book value of five malls and one community center. See Note 5 to the condensed consolidated financial statements for more information.

During the nine months ended September 30, 2019, we recognized $65.5 million of litigation settlement expense related to the settlement of a class action lawsuit. During the nine months ended September 30, 2020, we recognized a reduction of the litigation settlement expense of $2.5 million related to amounts we were released from pursuant to the terms of the settlement agreement. See Note 12 to the condensed consolidated financial statements for more information.

Other Income and Expenses

Interest and other income increased $3.0 million during the nine months ended September 30, 2020 compared to the prior-year period primarily due to additional interest income received related to the U.S. Treasury securities that we invested in using a portion of the $280 million we drew on our secured line of credit in March 2020 to increase liquidity and preserve financial flexibility in light of the uncertainty surrounding the impact of the COVID-19 pandemic.

Interest expense increased $3.8 million compared to the prior-year period. The increase was primarily from an increase of $12.4 million due to (i) a higher outstanding balance on the secured line of credit as a result of the $280 million we drew in March 2020 to increase liquidity and preserve financial flexibility and (ii) the accrual of additional interest on the secured credit facility at a higher interest rate imposed as a result of notices of default received from the administrative agent. Additionally, we accrued $5.4 million of default interest expense related to property-level nonrecourse loans that are in default. This increase was partially offset by a $15.7 million decrease in property-level interest expense from the deconsolidation of three encumbered properties since the prior-year period, the continued amortization of the corporate term loan and non-recourse property-level loans and the retirement of three property-level loans.

During the nine months ended September 30, 2020, we recorded a $15.4 million gain on extinguishment of debt related to one mall.  We transferred Hickory Point Mall to the lender in satisfaction of the non-recourse debt secured by that property. During the nine months ended September 30, 2019, we recorded $71.7 million of gain on extinguishment of debt related to two malls. We transferred Acadiana Mall to the lender in satisfaction of the non-recourse debt secured by the property. We sold Cary Towne Center and used the net proceeds from the sale to satisfy a portion of the non-recourse loan that secured the property. The remaining principal balance was forgiven.

Equity in earnings of unconsolidated affiliates decreased by $15.9 million during the nine months ended September 30, 2020 compared to the prior-year period. The decrease was primarily due to an increase in the amortization of our inside/outside basis difference related to the three properties that were deconsolidated since the end of the prior year period as well as lower earnings of our unconsolidated affiliates due to the mandated property closures and an increase in estimates of uncollectible rental revenues and abatements of rent.

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

We include a property in our same-center pool when we have owned all or a portion of the property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year and current year-to-date period. New properties are excluded from same-center NOI until they meet these criteria. Properties excluded from the same-center pool that would otherwise meet these criteria are properties which are being repositioned or properties where we are considering alternatives for repositioning and where we intend to renegotiate the terms of the debt secured by the related property or return the property to the lender. Asheville Mall, Burnsville Center, EastGate Mall, Greenbrier Mall and Park Plaza were classified as Lender Malls at September 30, 2020.

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net loss for the three- and nine-month periods ended September 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(44,424)	$(92,034)	$(256,511)	$(168,531)
Adjustments: (1)
Depreciation and amortization	66,796	76,608	201,180	228,201
Interest expense	69,213	55,640	183,035	171,793
Abandoned projects expense	—	7	400	41
(Gain) loss on sales of real estate assets	55	(8,056)	(2,708)	(14,438)
Gain on investment/deconsolidation	—	(11,174)	—	(11,174)
Gain on extinguishment of debt	(15,407)	—	(15,407)	(71,722)
Loss on impairment	46	135,688	146,964	202,121
Litigation settlement	(2,480)	(22,688)	(2,480)	65,462
Income tax provision	546	1,670	17,189	2,622
Lease termination fees	(1,722)	(848)	(3,375)	(2,938)
Straight-line rent and above- and below-market rent	2,662	(1,881)	631	(4,334)
Net (income) loss attributable to noncontrolling interests in other consolidated subsidiaries	937	(763)	1,631	(631)
General and administrative expenses	25,497	12,467	62,060	48,901
Management fees and non-property level revenues	(4,415)	(2,293)	(9,746)	(9,077)
Operating Partnership's share of property NOI	97,304	142,343	322,863	436,296
Non-comparable NOI	(5,909)	(10,845)	(19,120)	(38,137)
Total same-center NOI	$91,395	$131,498	$303,743	$398,159

(1)

Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.

Same-center NOI decreased 30.5% for the three months ended September 30, 2020 as compared to the prior-year period. The $40.1 million decrease for the three months ended September 30, 2020 compared to the same period in 2019 primarily consisted of a $46.8 million decrease in revenues offset by a $6.9 million decline in operating expenses. Rental revenues declined $46.1 million during the quarter primarily related to (i) store closures and rent concessions that were in effect prior to the COVID-19 pandemic for tenants with high occupancy cost levels and tenants that closed in 2019 due to bankruptcy and (ii) rent concessions to tenants that are in bankruptcy or are struggling financially due to the impacts of the COVID-19 pandemic, including $14.6 million of rent abatements on past due rents and $12.4 million in uncollectible revenues for past due rents.

Same-center NOI decreased 23.7% for the nine months ended September 30, 2020 as compared to the prior-year period.  The $94.4 million decrease for the nine months ended September 30, 2020 compared to the same period in 2019 primarily consisted of a $112.4 million decrease in revenues offset by a $17.9 million decline in operating expenses. Rental revenues declined $110.1 million during the quarter primarily related to (i) store closures and rent concessions that were in effect prior to the COVID-19 pandemic for tenants with high occupancy cost levels and tenants that closed in 2019 due to bankruptcy and (ii) rent concessions to tenants that are in bankruptcy or are struggling financially due to the impacts of the

COVID-19 pandemic, including $16.9 million of rent abatements on past due rents and $52.4 million in uncollectible revenues for past due rents.

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

In response to local and state mandated closures due to the COVID-19 pandemic, our entire portfolio, except for a few properties, closed. All of our mall properties have re-opened and we have implemented strict procedures and guidelines for our employees, tenants and property visitors based on CDC and other health agency recommendations.

The mandated closures resulted in nearly all of our tenants closing for a period of time and/or shortening operating hours. As a result, we have experienced an increased level of requests for rent deferrals, and abatements, as well as defaults on rent obligations. While, in general, we believe that the tenants have a clear contractual obligation to pay rent, we have been working with our tenants to address rent deferral and abatement requests. Based on completed or in process agreements with 25 of our top tenants, representing approximately 40% of total revenues for the second and third quarters of 2020, we anticipate collecting over 65% of related rent for the second quarter and over 81% for the third quarter, with the majority of the remainder expected to be deferred or abated. We remain in negotiations with tenants and are unable to predict the outcome of those discussions. As we finalize negotiations, rent collections as a percentage of billed cash-based rents have increased with certain past-due amounts being paid. As of the end of the third quarter, the April 2020 collection rate had improved from 27% to over 76% and May improved from 33% to 68%. We expect this trend to continue as we move later in the year and into 2021, and certain deferred rents begin coming due. As of early November 2020, we estimate that we will defer $25.3 million, at our share, of rents that were billed for April through September 2020. Substantially all of this amount is related to agreements that were executed as of September 30, 2020 with the remainder in active negotiation. Additionally, we granted rent abatements of approximately $13.1 million and $14.9 million for the three and nine months ended September 30, 2020, respectively. We continue to assess rent relief requests from our tenants but are unable to predict the resolution or impact of these discussions.

Year-to-date, more than twelve national tenants have declared bankruptcy, including major tenants such as J.C. Penney, Ascena Retail Group, Stage Stores and GNC. As of September 30, 2020, J.C. Penney and Ascena Retail Group, Inc. represented $18.5 million in gross annual revenue and comprised 6.1 million square feet.  The remaining ten tenants in bankruptcy represented approximately $22.3 million in gross annual revenue and comprised 1.1 million square feet. The majority of these have announced some store closures and some have liquidated, but several are expected to reorganize and continue to operate.

We classify our regional malls into three categories:

(1)	Stabilized Malls – Malls that have completed their initial lease-up and have been open for more than three complete calendar years.
(2)

Non-stabilized Malls - Malls that are in their initial lease-up phase. After three complete calendar years of operation, they are reclassified on January 1 of the fourth calendar year to the stabilized mall category. The Outlet Shoppes at Laredo was classified as a non-stabilized mall as of September 30, 2020 and 2019. The Outlet Shoppes at Laredo will be classified as a stabilized mall starting January 1, 2021.

(3)	Excluded Malls - We exclude malls from our core portfolio if they fall in one of the following categories, for which operational metrics are excluded:
a.

Lender Malls - Malls for which we are working or intend to work with the lender on a restructure of the terms of the loan secured by the property or convey the secured property to the lender. Asheville Mall, Burnsville Center, EastGate Mall, Greenbrier Mall and Park Plaza were classified as Lender Malls as of September 30, 2020, and Greenbrier Mall, and Hickory Point Mall were classified as Lender Malls as of September 30, 2019. Lender Malls are excluded from our same-center pool as decisions made while in discussions with the lender may lead to metrics that do not provide relevant information related to the condition of these properties.

b.

Repositioning Malls - Malls that are currently being repositioned or where we have determined that the current format of the mall no longer represents the best use of the mall and we are in the process of evaluating alternative strategies for the mall. This may include major redevelopment or an alternative retail or non-retail format, or after evaluating alternative strategies for the mall, we may determine that the mall no longer meets our criteria for long-term investment. The steps taken to reposition these malls, such as signing tenants to short-term leases, which are not included in occupancy percentages, or leasing to regional or local tenants, which typically do not report sales, may lead to metrics which do not provide relevant information related to the condition of these malls. Therefore, traditional performance measures, such as occupancy percentages and leasing metrics, exclude Repositioning Malls. There were no malls classified as Repositioning Malls as of September 30, 2020 and September 30, 2019.

We derive the majority of our total revenues from the mall properties. The sources of our total revenues by property type were as follows:

	Nine Months Ended September 30,
	2020	2019
Malls	90.4%	91.6%
Other Properties	9.6%	8.4%

Mall Store Sales

Mall store sales include reporting mall tenants of 10,000 square feet or less for stabilized malls and exclude license agreements, which are retail contracts that are temporary or short-term in nature and generally last more than three months but less than twelve months. Due to temporary mall and store closures that occurred, the majority of CBL’s tenants did not report sales for the full reporting period. As a result, CBL is not able to provide a complete measure of sales per square foot for the trailing twelve months ended September 30, 2020. Stabilized mall same-center sales per square foot for the twelve months ended September 30, 2019 were $386.

Occupancy

Our portfolio occupancy is summarized in the following table (1):

	As of September 30,
	2020	2019
Total portfolio	86.8%	90.5%
Malls:
Total Mall portfolio	85.2%	88.7%
Same-center Malls	85.2%	89.0%
Stabilized Malls	85.4%	88.8%
Non-stabilized Malls (2)	74.4%	83.8%
Other Properties:
Associated centers	89.1%	96.3%
Community centers	94.4%	96.3%

(1)

As noted above, excluded properties are not included in occupancy metrics. Occupancy for malls represents percentage of mall store gross leasable area occupied under 20,000 square feet. Occupancy for other properties represents percentage of gross leasable area occupied.

(2)	Represents occupancy for The Outlet Shoppes at Laredo.

Leasing

Leasing activity for the quarter was muted as we continued our focus on negotiating with existing tenants. To-date we have completed or are finalizing negotiations with retailers representing the majority of our top tenants. These agreements generally include flexible terms primarily on second quarter and, in certain cases, third quarter rent to certain retailers that require assistance, while at the same time preserving current and future income.

The following is a summary of the total square feet of leases signed in the three- and nine-month periods ended September, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating portfolio:
New leases	43,654	239,645	463,771	768,106
Renewal leases	553,848	472,636	1,276,343	1,626,014
Development portfolio:
New leases	—	1,175	7,929	205,614
Total leased	597,502	713,456	1,748,043	2,599,734

Average annual base rents per square foot are based on contractual rents in effect as of September 30, 2020 and 2019, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type:

	September 30,
	2020	2019
Malls (1):
Same-center Stabilized Malls	$30.42	$31.94
Stabilized Malls	30.49	32.05
Non-stabilized Malls (2)	24.89	24.12
Other Properties (3):	15.54	15.40
Associated centers	14.02	13.75
Community centers	16.78	16.99
Office buildings	19.14	18.87

(1)	Excluded properties are not included.
(2)	Represents average annual base rents for The Outlet Shoppes at Laredo.
(3)	Average base rents for associated centers, community centers and office buildings include all leased space, regardless of size.

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the nine-month period ended September 30, 2020 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (1)	% Change Average
Quarter:
All Property Types (2)	348,790	$33.60	$27.88	(17.0)%	$28.29	(15.8)%
Stabilized Malls	297,079	34.81	29.06	(16.5)%	29.47	(15.3)%
New leases	16,919	44.07	39.86	(9.6)%	41.53	(5.8)%
Renewal leases	280,160	34.25	28.41	(17.1)%	28.74	(16.1)%

Year-to-Date:
All Property Types (2)	886,441	$30.24	$26.59	(12.1)%	$27.03	(10.6)%
Stabilized Malls	793,168	30.68	27.10	(11.7)%	27.55	(10.2)%
New leases	68,613	28.70	32.00	11.5%	33.51	16.8%
Renewal leases	724,555	30.87	26.64	(13.7)%	26.99	(12.6)%

(1)	Average gross rent does not incorporate allowable future increases for recoverable common area expenses.
(2)	Includes stabilized malls, associated centers, community centers and office buildings.

New and renewal leasing activity of comparable small shop space of less than 10,000 square feet based on the lease commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2020:
New	73	235,156	7.14	$28.48	$30.07	$25.63	$2.85	11.1%	$4.44	17.3%
Renewal	355	1,156,701	2.58	25.33	26.24	30.37	(5.04)	(16.6)%	(4.13)	(13.6)%
Commencement 2020 Total	428	1,391,857	3.36	25.86	26.88	29.57	(3.71)	(12.5)%	(2.69)	(9.1)%

Commencement 2021:
New	8	23,594	9.22	36.82	38.89	32.09	4.73	14.7%	6.80	21.2%
Renewal	76	210,540	2.44	33.96	34.27	36.50	(2.54)	(7.0)%	(2.23)	(6.1)%
Commencement 2021 Total	84	234,134	3.09	34.25	34.73	36.06	(1.81)	(5.0)%	(1.33)	(3.7)%

Total 2020/2021	512	1,625,991	3.31	$27.07	$28.01	$30.50	$(3.43)	(11.2)%	$(2.49)	(8.2)%

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020, we had $258.6 million available in unrestricted cash and U.S. Treasury securities and we had $675.9 million outstanding on our secured credit facility. Our total pro rata share of debt at September 30, 2020 was $4.4 billion.

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

In response to the COVID-19 pandemic, we implemented comprehensive programs to halt all non-essential expenditures, to reduce operating and overhead expenses and to reduce, defer or suspend capital expenditures, including redevelopment investments. These programs include a temporary reduction of up to 50% to the compensation of our Chairman of the Board, our CEO and our President as well as independent director fees, a temporary reduction of up to 20% to the compensation of our other named executive officers, salary reductions to all staff, a broad-based furlough program, a permanent reduction in workforce and 2020 capital expenditure reductions or deferrals estimated in the range of $60.0 million to $80.0 million. While we have paused several major projects, we are pursuing capital lite solutions for backfilling our remaining available anchors, including joint venture partnerships, favorable lease structures and third-party arrangements – all of which benefit our portfolio while preserving capital. Additionally, we were able to achieve debt service payment deferrals for a portion of our secured loans. Securitized lenders in general have shown minimal flexibility in amending loan payments.

As discussed in “Note 15 – Subsequent Events” to the condensed consolidated financial statements, the Company elected to not make the $6.9 million interest payment due and payable on October 15, 2020, with respect to the Operating Partnership’s 4.60% senior unsecured notes due 2024 (the “2024 Notes”) (the “2024 Notes Interest Payment”).  Under the indenture governing the 2024 Notes, the Operating Partnership has a 30-day grace period to make the 2024 Notes Interest Payment before the nonpayment is considered an “event of default” with respect to the 2024 Notes. Any event of default under the 2024 Notes for nonpayment of the 2024 Notes Interest Payment would also be considered an event of default under the Operating Partnership’s senior secured credit facility which could lead to an acceleration of amounts due under the facility; however, as discussed in Note 8 – Mortgage and Other Indebtedness, Net, obligations under the secured credit facility have been accelerated based on the events of default previously asserted by the administrative agent under the secured credit facility, which the Company continues to dispute. Further, if the trustee for the 2024 Notes should exercise its right to accelerate the maturity of the full balance owed on the 2024 Notes as a result of such an “event of default,” that would also constitute an “event of default” under the 2023 Notes and the 2026 Notes, which could lead to the acceleration of all amounts due under those notes.

See Liquidity and Going Concern Considerations in Note 1 – Organization and Basis of Presentation and Significant Bankruptcy Court Actions in Note 15 – Subsequent Events to the condensed consolidated financial statements and the section below titled Financial Covenants and Restrictions for information on the ongoing alleged defaults and events of defaults asserted by the administrative agent with respect to the secured credit facility and the Company’s adversarial proceeding in response to the notices from the administrative agent asserting rights and remedies and for information on the Company’s commencement of the Chapter 11 Cases.

We have addressed nearly all our major debt maturities for 2020 and are in discussions with existing lenders for certain 2021 secured loan maturities. We anticipate restructuring our unsecured debt maturities through the recent Chapter 11 bankruptcy filing. The filing of the Chapter 11 Cases also constituted an event of default with respect to certain property-level debt of the Operating Partnership’s subsidiaries, which may result in automatic acceleration of the outstanding principal and accrued interest or may give the applicable lender the right to accelerate such amounts. See Note 7 – Unconsolidated Affiliates and Noncontrolling Interests and Note 8 – Mortgage and Other Indebtedness, Net for more information.

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

Cash Flows - Operating, Investing and Financing Activities

There was $141.2 million of cash, cash equivalents and restricted cash as of September 30, 2020, an increase of $82.1 million from December 31, 2019. Of this amount, $116.6 million was unrestricted cash and cash equivalents as of September 30, 2020. Also, at September 30, 2020, we had $151.8 million in U.S. Treasuries that are scheduled to mature between April 2021 and June 2021.

Our net cash flows are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
Net cash provided by operating activities	$59,192	$225,243	$(166,051)
Net cash provided by (used in) investing activities	(201,504)	55,870	(257,374)
Net cash provided by (used in) financing activities	224,486	(275,369)	499,855
Net cash flows	$82,174	$5,744	$76,430

Cash Provided by Operating Activities

Cash provided by operating activities decreased $166.0 million primarily due to a decline in cash payments of rental revenues from tenants due to the closure of most of our malls for a period of time in response to government mandates that began in March. Operating cash flows have also been impacted by rent deferrals and abatements that have been granted to tenants experiencing financial difficulties due to the COVID-19 pandemic. Rental revenues also decreased due to store closures and rent concessions for tenants with high occupancy cost levels, including tenants that closed in 2019 and 2020 due to bankruptcy prior to the COVID-19 pandemic, as well as a decline in rental revenues related to dispositions.

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities for 2020 was primarily related to the purchase of U.S. Treasury securities for $153.2 million using a portion of the $280.0 million that we drew on our secured line of credit. We also expended $47.8 million on additions to real estate assets, primarily related to redevelopment projects. Net cash provided by investing activities in the prior year period related to $128.4 million of proceeds from dispositions of properties, which was partially offset by $90.4 million of additions to real estate assets.

Cash Provided by (Used in) Financing Activities

The net cash inflow for 2020 is primarily due to the $280.0 million draw on our secured credit facility in order to increase liquidity and preserve financial flexibility in light of the uncertainty surrounding the impact of the COVID-19 pandemic. Additionally, there were no common or preferred stock dividends paid for the nine months ended September 30, 2020, as compared to $26.0 million in dividends paid to holders of common stock and $33.7 million in dividends paid to holders of preferred stock during the nine months ended September 30, 2019.

Debt

Debt of the Company

CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that it has a direct or indirect ownership interest in, is the borrower on all of our debt. CBL is a limited guarantor of the Notes, as described in Note 8 to the condensed consolidated financial statements, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. We also provide a similar limited guarantee of the Operating Partnership's obligations with respect to our secured credit facility as of September 30, 2020.

Debt of the Operating Partnership

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

September 30, 2020:	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating Properties (2)	$1,193,997	$(30,275)	$616,446	$1,780,168	4.79%
Recourse loans on operating Properties (3)	—	—	9,360	9,360	3.74%
Senior unsecured notes due 2023 (4)	448,265	—	—	448,265	5.25%
Senior unsecured notes due 2024 (5)	299,966	—	—	299,966	4.60%
Senior unsecured notes due 2026 (6)	618,136	—	—	618,136	5.95%
Total fixed-rate debt	2,560,364	(30,275)	625,806	3,155,895	5.06%
Variable-rate debt:
Recourse loans on operating Properties	68,511	—	104,622	173,133	2.82%
Construction loans	—	—	17,864	17,864	2.52%
Secured line of credit (7)	675,925	—	—	675,925	9.50%
Secured term loan (7)	438,750	—	—	438,750	9.50%
Total variable-rate debt	1,183,186	—	122,486	1,305,672	8.52%
Total fixed-rate and variable-rate debt	3,743,550	(30,275)	748,292	4,461,567	6.07%
Unamortized deferred financing costs	(13,864)	288	(2,594)	(16,170)
Total mortgage and other indebtedness, net	$3,729,686	$(29,987)	$745,698	$4,445,397

December 31, 2019:	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating Properties (2)	$1,330,561	$(30,658)	$623,193	$1,923,096	4.88%
Recourse loans on operating Properties (3)	—	—	10,050	10,050	3.74%
Senior unsecured notes due 2023 (4)	447,894	—	—	447,894	5.25%
Senior unsecured notes due 2024 (5)	299,960	—	—	299,960	4.60%
Senior unsecured notes due 2026 (6)	617,473	—	—	617,473	5.95%
Total fixed-rate debt	2,695,888	(30,658)	633,243	3,298,473	5.10%
Variable-rate debt:
Recourse loans on operating Properties	41,950	—	69,046	110,996	4.13%
Construction loans	29,400	—	35,362	64,762	4.45%
Secured line of credit	310,925	—	—	310,925	3.94%
Secured term loan	465,000	—	—	465,000	3.94%
Total variable-rate debt	847,275	—	104,408	951,683	4.00%
Total fixed-rate and variable-rate debt	3,543,163	(30,658)	737,651	4,250,156	4.86%
Unamortized deferred financing costs	(16,148)	318	(2,851)	(18,681)
Total mortgage and other indebtedness, net	$3,527,015	$(30,340)	$734,800	$4,231,475

(1)	Weighted-average interest rate includes the effect of debt premiums and discounts but excludes amortization of deferred financing costs.
(2)

An unconsolidated affiliate has an interest rate swap on a notional amount outstanding of $42,982 as of September 30, 2020 and $43,623 as of December 31, 2019 related to a variable-rate loan on Ambassador Town Center to effectively fix the interest rate on this loan to a fixed-rate of 3.22%.

(3)

The unconsolidated affiliate has an interest rate swap on a notional amount outstanding of $9,360 as of September 30, 2020 and $10,050 as of December 31, 2019 related to a variable-rate loan on Ambassador Town Center - Infrastructure Improvements to effectively fix the interest rate on this loan to a fixed-rate of 3.74%.

(4)	The balance is net of an unamortized discount of $1,736 and $2,106 as of September 30, 2020 and December 31, 2019, respectively.
(5)	The balance is net of an unamortized discount of $34 and $40 as of September 30, 2020 and December 31, 2019, respectively.
(6)	The balance is net of an unamortized discount of $6,864 and $7,527 as of September 30, 2020 and December 31, 2019, respectively.
(7)

The administrative agent informed the Company that interest will accrue on all outstanding obligations at the post-default rate, which is equal to the rate that otherwise would be in effect plus 5.0%. The post-default interest rate at September 30, 2020 was 9.50%. The variable interest rate at LIBOR based on original terms of senior secured facility is 2.41% as of September 30, 2020.

The weighted-average remaining term of our total share of consolidated and unconsolidated debt was 3.3 years and 3.9 years at September 30, 2020 and December 31, 2019, respectively. The weighted-average remaining term of our pro rata share of fixed-rate debt was 3.5 and 4.1 years at September 30, 2020 and December 31, 2019, respectively.

As of September 30, 2020 and December 31, 2019, our pro rata share of consolidated and unconsolidated variable-rate debt represented 29.4% and 22.5%, respectively, of our total pro rata share of debt.

See Note 7 to the condensed consolidated financial statements for information concerning activity related to unconsolidated affiliates.

Credit Ratings

During the quarter ended June 30, 2020, Fitch Ratings, Moody’s Investors Service and S&P Global Ratings terminated their coverage of the Operating Partnership's unsecured long-term indebtedness.

Senior Unsecured Notes

The following presents the Company's compliance with key covenant ratios, as defined, of the Notes and the senior secured credit facility as of September 30, 2020:

Debt Covenant Compliance Ratios (1)	Required	Actual
Total debt to total assets	< 60%	56%
Secured debt to total assets	< 40%	36%
Total unencumbered assets to unsecured debt	> 150%	190%
Consolidated income available for debt service to annual debt service charge	> 1.5x	1.8	x
Minimum debt yield on outstanding balance (2)	> 10%	9.7%

(1)	The debt covenant compliance ratios for the secured line of credit, the secured term loan and the senior unsecured notes are defined and computed on the same basis.

(2)    The minimum debt yield on outstanding balance debt covenant compliance ratio only applies to the secured credit facility. As of September 30, 2020, the lenders under the secured credit facility had declared all outstanding obligations to be immediately due and payable due to asserted defaults and events of default under the secured credit facility. Additionally, on November 1, 2020, we commenced the Chapter 11 Cases by filing voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code, which is an event of default under the secured credit facility.

Issuer and Guarantor Subsidiaries of Guaranteed Securities

In March 2020, the SEC issued Rule Release No. 33-10762, Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities ("Release 33-10762”). Release 33-10762 simplifies the disclosure requirements related to certain registered securities under Rules 3-10 and 3-16 of SEC Regulation S-X, permitting registrants to provide certain alternative financial disclosures and non-financial disclosures in lieu of separate consolidating financial statements for subsidiary issuers and guarantors of registered debt securities if certain conditions are met. The amendments in Release 33-10762 are generally effective for filings on or after January 4, 2021, with early application permitted. We adopted the new disclosure requirements permitted under Release 33-10762 effective for the period as of and for the nine months ended September 30, 2020.

The Operating Partnership’s senior secured credit facility is secured by 17 malls and 3 associated centers that are directly or indirectly owned by 36 wholly owned subsidiaries of the Operating Partnership (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries own an additional four malls, two associated centers and four mortgage notes receivable that are not collateral for the secured credit facility. The Guarantor Subsidiaries also entered into agreements to guarantee the Operating Partnership’s obligations under the senior secured credit facility.

Based on the terms of the Notes, to the extent that any subsidiary of the Operating Partnership executes and delivers a guarantee to another debt facility, the Operating Partnership shall also cause the subsidiary to guarantee the Operating Partnership’s obligations under the Notes on a senior basis. In connection with entering the guarantee agreements related to the senior secured credit facility, the Guarantor Subsidiaries entered a guarantee agreement with the issuer of the Notes to satisfy the guaranty requirement.

The guarantees of the Guarantor Subsidiaries are joint and several and full and unconditional.  The guarantees are unsecured and effectively subordinated to any existing and future secured debt that a Guarantor Subsidiary may have to the extent of the value of the assets securing such debt. Each Guarantor Property’s obligation will remain until the earlier of such time as (i) all guaranteed obligations have been paid in full in cash and each guaranteed obligation has been terminated or cancelled in accordance with its terms or (ii) any such Guarantor Subsidiary ceases to be a guarantor under the senior secured credit facility. The Guarantor Subsidiaries’ maximum guarantee related to the secured credit facility is $1,114.7 million as of September 30, 2020, and the maximum guarantee related to the Notes is $1,375.0 million as of September 30, 2020.

The following tables present summarized financial information for the Operating Partnership and the Guarantor Subsidiaries on a combined basis. The summarized financial information does not include the Operating Partnership’s investments in non-guarantor subsidiaries nor the earnings from non-guarantor subsidiaries. Intercompany transactions between the Operating Partnership and the Guarantor Subsidiaries have been eliminated. The summarized balance sheet information is as of September 30, 2020 and December 31, 2019 and the summarized statement of operations information is for the nine months ended September 30, 2020 and the year ended December 31, 2019. Amounts are presented in thousands.

	September 30, 2020	December 31, 2019
Net investment in real estate assets	$1,456,142	$1,505,668
Total assets (1)	1,651,465	1,696,190
Total liabilities (2)	2,846,991	2,503,005

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Total revenues (3)	$167,917	$292,540
Total expenses (4)	288,842	476,202
Net loss	(119,132)	(117,325)

(1)	Total assets include an intercompany note receivable with a non-guarantor subsidiary of $4,002 and $4,194 as of September 30, 2020 and December 31, 2019, respectively
(2)	Total liabilities include intercompany liabilities of $2,781 as of September 30, 2020
(3)	Total revenues include revenues derived from non-guarantor subsidiaries of $160 and $1,255 for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively.
(4)	Total expenses include expenses incurred with non-guarantor subsidiaries of $24,468 and $16,749 for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively.

Financial Covenants and Restrictions

As discussed in “Note 8 – Mortgage and Other Indebtedness, Net” to the condensed consolidated financial statements, we elected not to make the 2023 Notes Interest Payment and the 2026 Notes Interest Payment. The Operating Partnership did not make either the 2023 Notes Interest Payment or the 2026 Notes Interest Payment by the last day of the respective 30-day grace periods provided for in the indenture governing the 2023 Notes and the 2026 Notes. The Operating Partnership’s failure to make the 2023 Notes Interest Payment and the 2026 Notes Interest Payment during the applicable grace periods constituted an “event of default” with respect to each of the 2023 Notes and the 2026 Notes.

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

On each of May 26, 2020, June 2, 2020, June 16, 2020, August 6, 2020 and August 19, 2020, the Operating Partnership received notices of default and reservation of rights letters from the administrative agent under the secured credit facility, which asserted that certain defaults and events of default occurred and continue to exist by reason of the Operating Partnership’s failure to comply with certain restrictive covenants under the secured credit facility and resulting from the failure to make the 2023 Notes Interest Payment and the 2026 Notes Interest Payment prior to the expiration of the applicable grace periods. On August 6, 2020, the Operating Partnership received a notice of imposition of base rate and post-default rate letter from the Agent, which (i) informed the Operating Partnership that following an asserted event of default on March 19, 2020, all outstanding loans were converted to base loans at the expiration of the applicable interest periods and (ii) sought payment of approximately $4.8 million related thereto for April through June 2020 (the “Demand Interest”). The base rate is defined as the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) the LIBOR Market Index Rate plus 1.0%, plus 1.25%. The base rate on September 30, 2020 was 4.50% based on the prime rate plus 1.25%. The administrative agent also informed the Operating Partnership that from and after August 6, 2020, interest will accrue on all outstanding obligations at the post-default rate, which is equal to the rate that otherwise would be in effect plus 5.0%. The post-default interest rate at the time of notification and at September 30, 2020 was 9.50%. On August 19, 2020, the Operating Partnership received from the administrative agent (i) a notice of default and reservation of rights letter, which asserted that each of the failure to pay the Demand Interest and the entry into the RSA constituted events of default under the terms of the secured credit facility and (ii) a notice of acceleration of obligations under the secured credit facility based on the events of default previously asserted by the administrative agent, pursuant to which, the administrative agent declared all outstanding principal, interest accruing at the base rate and the post-default rate, which as previously disclosed are rates being disputed by the Company, and letters of credit to be immediately due and payable. The administrative agent also terminated the revolving and swingline commitments and the obligation to issue letters of credit under the secured credit facility and instructed the Operating Partnership to deliver approximately $1.3 million in cash to collateralize outstanding letters of credit.

On August 25, 2020, The Operating Partnership received a notice of imposition of base rate letter from the administrative agent under the secured credit facility, which informed the Operating Partnership that following an asserted event of default, that all outstanding loans converted to base rate loans beginning July 1, 2019 and (ii) sought payment of approximately $12.0 million related thereto for July 1, 2019 through March 30, 2020. Additionally, the Operating Partnership failed to meet the minimum debt yield covenant under the secured credit facility as of September 30, 2020.

As of the date of this report, the lenders under the secured credit facility have not commenced foreclosure proceedings, but they may seek to exercise such remedies in the future. In addition, as a result of the events of default asserted by the administrative agent in such letters, the administrative agent may deny the Operating Partnership’s request for future LIBOR interest periods, which would result in an increase in annual interest expense of approximately $19.3 million based on the base rate and $74.4 million based on the post-default rate.

On October 16, 2020, the Company received an additional notice of default and reservation of rights letter from the Agent which asserted that certain defaults exist and continue to exist by reason of the Operating Partnership’s failure to comply with certain restrictive covenants in the Credit Agreement and resulting from the failure to make the $6.9 million interest payment that was due and payable on October 15, 2020, to holders of the 2024 Notes and that such default will constitute an event of default under the Credit Agreement if such interest is not paid within the 30-day grace period. On

October 28, 2020, the Operating Partnership was notified by the administrative agent and lenders that they elected to exercise their rights pursuant to the terms of the secured credit facility to (i) require that rents payable by tenants at the properties that are collateral to the secured credit facility be paid directly to the administrative agent and (ii) exercise all voting rights and other ownership rights in respect of all the equity interests in the subsidiaries of the Operating Partnership that are guarantors of the secured credit facility.

Notwithstanding these actions by the administrative agent, the Company intends to continue to operate its business, retain legal ownership of the entities pledged under the collateral agreement and the pledge agreement and manage its properties. The Company contends that the actions taken by the administrative agent are unauthorized and unlawful and the Company continues to disagree with the assertions made by the administrative agent as to the basis for the notice of acceleration and the notice of exercise and, accordingly, the validity of the notice of acceleration and the notice of exercise. The Company is vigorously defending against the claims made by the administrative agent and the lenders. Among other things, the Company, in good faith, disputes that any breaches of the agreement to the secured credit facility or any events of default thereunder that were the subject of the prior notices have occurred and are continuing. On November 2, 2020, the Company filed an adversary proceeding in the Bankruptcy Court seeking among other things, a Temporary Restraining Order (the “Order”) and for a Preliminary Injunction to enjoin, pending a determination of the parties’ rights, the administrative agent or any of its officers, agents, servants, attorneys and successors from taking any action to exercise any and all remedies under the agreement to the secured credit facility or other agreements as a result of the events of default asserted by the administrative agent, or any other right or remedy that would otherwise accompany the occurrence of an event of default, including without limitation, any rights of acceleration under the agreement to the secured credit facility, rights flowing from the notice of acceleration, rights exercised pursuant to the notice of exercise or any other rights or remedies properly exercisable solely upon an actual or determined event of default. On the November 2, 2020, the Bankruptcy Court granted the Order and the Company and the administrative agent are negotiating the terms of a standstill pending further determination by the Bankruptcy Court. See Note 1 – Organization and Basis of Presentation to the condensed consolidated financial statements for additional information.

Unencumbered Consolidated Portfolio Statistics

(Dollars in thousands, except sales per square foot data)

	Sales Per Square Foot for the Twelve Months Ended (1) (2)			Occupancy (2)		% of Consolidated Unencumbered NOI for the Nine Months Ended
	9/30/20	(3)	9/30/19	9/30/20	9/30/19	9/30/20	(4)
Unencumbered consolidated Properties:
Tier 1 Malls			$382	86.9%	85.9%	19.8%	(5)
Tier 2 Malls			338	82.0%	85.7%	33.7%
Tier 3 Malls			279	80.0%	87.0%	23.3%
Total Malls	N/A		309	81.9%	86.3%	76.8%

Total Associated Centers	N/A		N/A	85.8%	95.7%	16.8%

Total Community Centers	N/A		N/A	98.4%	97.3%	5.7%

Total Office Buildings & Other	N/A		N/A	100.0%	86.7%	0.7%

Total Unencumbered Consolidated Portfolio	N/A		$309	83.5%	88.9%	100.0%

(1)	Represents same-center sales per square foot for mall tenants 10,000 square feet or less for stabilized malls.
(2)	Operating metrics are included for unencumbered operating properties and do not include sales or occupancy of unencumbered parcels.
(3)

Due to temporary mall and store closures that occurred, the majority of CBL’s tenants did not report sales for the full reporting period. As a result, CBL is not able to provide a complete measure of sales per square foot for the quarter or trailing twelve months.

(4)

Our consolidated unencumbered properties generated approximately 40.1% of total consolidated NOI of $253,039,476 (which excludes NOI related to dispositions) for the nine months ended September 30, 2020.

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

Market Capitalization

Our total-market capitalization as of September 30, 2020 was as follows (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)
Common stock and operating partnership units	201,690	$0.16
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00
6.625% Series E Cumulative Redeemable Preferred Stock	690	250.00

(1)

Stock price for common stock and Operating Partnership units equals the closing price of CBL's common stock on September 30, 2020. The stock prices for the preferred stock represent the liquidation preference of each respective series of preferred stock.

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

The following table, which excludes expenditures for developments, redevelopments and expansions, summarizes these capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three and nine month periods ended September 30, 2020 compared to the same periods in 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Tenant allowances (1)	$1,426	$10,781	$10,181	$21,831

Deferred maintenance:
Parking area and parking area lighting	—	315	270	529
Roof repairs and replacements	230	2,083	2,234	4,757
Other capital expenditures	1,113	5,610	4,954	15,094
Total deferred maintenance	1,343	8,008	7,458	20,380

Capitalized overhead	245	423	980	1,795

Capitalized interest	438	787	1,530	1,969

Total capital expenditures	$3,452	$19,999	$20,149	$45,975

(1)	Tenant allowances primarily relate to new leases. Tenant allowances related to renewal leases were not material for the periods presented.

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

Developments, Expansions and Redevelopments

The following tables summarize our development, expansion and redevelopment projects as of September 30, 2020.

Properties Opened During the Nine Months Ended September 30, 2020

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2020 Cost	Opening Date	Initial Unleveraged Yield
Outparcel Development:
Fremaux Town Center - Old Navy	Slidell, LA	90%	12,467	$1,918	$1,553	$100	May 2020	9.2%
Hamilton Place - Self Storage (3) (4)	Chattanooga, TN	60%	68,875	5,824	4,419	3,300	July 2020	8.7%
Parkdale Mall - Self Storage (3) (4)	Beaumont, TX	50%	69,341	4,435	3,543	1,039	April 2020	10.2%
Total Properties Opened			150,683	$12,177	$9,515	$4,439

(1)	Total Cost is presented net of reimbursements to be received.
(2)	Cost to Date does not reflect reimbursements until they are received.
(3)	Yield is based on expected yield upon stabilization.
(4)	Total cost includes an allocated value for the Company’s land contribution and amounts funded by construction loans.

Redevelopments Completed During the Nine Months Ended September 30, 2020

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2020 Cost	Opening Date	Initial Unleveraged Yield
Mall Redevelopments:
Cherryvale Sears Redevelopment - Tilt	Rockford, IL	100%	114,118	$3,508	$3,281	$378	June 2020	8.3%
Coastal Grand Dick's Redevelopment - DSG/Golf Galaxy (3)	Myrtle Beach, SC	50%	132,727	$7,050	$4,486	$3,360	Sept 2020	11.6%
Dakota Square Herbergers Redevelopment - Ross, T-Mobile, Retail Shops	Minot, ND	100%	30,096	6,410	4,537	188	Jan 2020	7.2%
Hamilton Place Sears Redevelopment - Dicks Sporting Goods, Dave & Busters, Hotel, Cheesecake Factory (4)	Chattanooga, TN	100%	195,166	38,715	29,923	4,067	March 2020	7.8%
Mall del Norte Forever 21 Redevelopment - Main Event	Laredo, TX	100%	81,242	10,514	6,819	1,160	Sept 2019/Feb 2020	9.3%
The Promenade @ D'Iberville Redevelopment - Five Below, Carter's	D'Iberville, MS	100%	14,007	2,832	2,457	446	Feb 2020/Apr 2020	11.4%
Total Redevelopments Completed			567,356	$69,029	$51,503	$9,599

(1)	Total Cost is presented net of reimbursements to be received.
(2)	Cost to Date does not reflect reimbursements until they are received.
(3)	Total cost includes amounts funded by a construction loan.
(4)	The return reflected represents a pro forma incremental return as Total Cost excludes the cost related to the acquisition of the Sears building in 2017.

Properties Under Development at September 30, 2020

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2020 Cost	Expected Opening Date (3)	Initial Unleveraged Yield
Outparcel Developments:
Hamilton Place Development - Aloft Hotel (4)(5)	Chattanooga, TN	50%	89,674	$12,000	$6,767	$6,125	Q1 '21	9.2%
Mayfaire Town Center - First Watch	Wilmington, NC	100%	6,300	2,267	1,491	1,125	Q4 '20	10.1%
Pearland Town Center - HCA Offices	Pearland, TX	100%	48,416	14,186	4,700	3,843	Q1 '21	11.8%

			144,390	$28,453	$12,958	$11,093
Mall Redevelopments:
Westmoreland Mall JCP pad Redevelopment - Chipotle	Greensburg, PA	100%	2,300	$1,017	$1,125	$881	Q4 '20	9.4%

			2,300	$1,017	$1,125	$881
Total Properties Under Development			146,690	$29,470	$14,083	$11,974

(1)	Total Cost is presented net of reimbursements to be received.
(2)	Cost to Date does not reflect reimbursements until they are received.
(3)	As a result of government mandated construction halts due to the COVID-19 pandemic, opening dates may change from what is currently reflected.
(4)	Yield is based on expected yield once project stabilizes.
(5)	Total cost includes an allocated value for the Company’s land contribution and amounts funded by a construction loan.

Off-Balance Sheet Arrangements

Unconsolidated Affiliates

We have ownership interests in 29 unconsolidated affiliates as of September 30, 2020 that are described in Note 7 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as investments in unconsolidated affiliates.

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

See Note 12 to the condensed consolidated statements for information related to our guarantees of unconsolidated affiliates' debt as of September 30, 2020 and December 31, 2019.

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

We review current economic considerations each reporting period, including the effects of tenant bankruptcies. Additionally, with the uncertainties regarding COVID-19, our assessment also took into consideration the type of tenant and current discussions with the tenants regarding matters such as billing disputes, lease negotiations and executed deferrals or abatements, as well as recent rent payment and credit history. Evaluating and estimating uncollectible lease payments and related receivables requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation. For the three and nine months ended September 30, 2020, we reduced rental revenue by $13.7 million and $54.5 million, respectively, due to lease-related reserves and write-offs, which includes $2.6 million and $5.1 million, respectively, for straight-line rent receivables. Actual results could differ from these estimates and such differences could be material to our consolidated financial statements.

Lease Modifications

In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance related to lease concessions provided as a result of COVID-19. Under existing lease guidance, we would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A clarifies that entities may elect to not evaluate whether lease-related relief that lessors provide to mitigate the economic effects of COVID-19 on lessees is a lease modification under Topic 842, Leases. Instead, an entity that elects not to evaluate whether a concession directly related to COVID-19 is a modification can then elect whether to apply the modification guidance (i.e. assume the relief was always contemplated by the contract or assume the relief was not contemplated by the contract). Both lessees and lessors may make this election.

We have elected to apply the relief provided under the Lease Modification Q&A and will avail ourselves of the election to avoid performing a lease by lease analysis for the lease concessions that were (1) granted as relief due to the COVID-19 pandemic and (2) result in the cash flows remaining substantially the same or less than the original contract. The Lease Modification Q&A had a material impact on our consolidated financial statements as of and for the three and nine months ended September 30, 2020. However, its future impact to us is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by us at the time of entering such concessions.

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

At September 30, 2020, our receivables include $22.1 million related to receivables that have been deferred and are to be repaid over periods generally starting in late 2020 and extending for some portion of 2021. We granted abatements of $13.1 million and 14.9 million, respectively, for the three and nine months ended September 30, 2020. Additionally, we granted rent abatements of approximately $13.1 million and $14.9 million for the three and nine months ended September 30, 2020, respectively. We continue to assess rent relief requests from our tenants but are unable to predict the resolution or impact of these discussions. For agreements that are in currently under negotiation, we do not expect the impact to be material.

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

FFO of the Operating Partnership declined to $11.4 million for the three months ended September 30, 2020 from $90.4 million for the prior-year period and declined to $57.2 million for the nine months ended September 30, 2020 from $203.0 million for the prior-year period. Excluding the adjustments noted below, FFO of the Operating Partnership, as adjusted, declined to $9.0 million for the three months ended September 30, 2020 from $67.8 million for the same period in 2019, and declined to $65.5 million for the nine months ended September 30, 2020 from $196.8 million for the same period in 2019. The decreases in FFO, as adjusted, for the three- and nine- month periods were primarily driven by lower property-level NOI, which includes the estimate for uncollectable rental revenues and rent abatements due to the mandated property closures a result of the COVID-19 pandemic. The reduction in rental revenues was partially offset by lower operating expenses from the program we put in place to eliminate all non-essential expenditures and the company-wide furlough and salary reduction program.

The reconciliation of net loss attributable to common shareholders to FFO allocable to Operating Partnership common unitholders is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss attributable to common shareholders	$(54,101)	$(90,116)	$(269,449)	$(175,715)
Noncontrolling interest in income (loss) of Operating Partnership	(609)	(13,904)	(19,100)	(27,116)
Depreciation and amortization expense of:
Consolidated Properties	53,477	64,168	162,042	198,438
Unconsolidated affiliates	14,437	14,471	41,967	36,599
Non-real estate assets	(702)	(920)	(2,431)	(2,719)
Noncontrolling interests' share of depreciation and amortization	(1,118)	(2,031)	(2,829)	(6,836)
Loss on impairment	46	135,688	146,964	202,121
(Gain) loss on depreciable property	—	(16,914)	25	(21,755)
FFO allocable to Operating Partnership common unitholders	11,430	90,442	57,189	203,017
Debt restructuring expenses (1)	12,913	—	20,770	—
Litigation settlement, net of taxes (2)	(2,480)	(22,688)	(2,480)	64,979
Non-cash default interest expense (3)	2,519	—	5,412	542
Gain on extinguishment of debt (4)	(15,407)	—	(15,407)	(71,722)
FFO allocable to Operating Partnership common unitholders, as adjusted	$8,975	$67,754	$65,484	$196,816

FFO per diluted share	$0.06	$0.45	$0.28	$1.01

FFO, as adjusted, per diluted share	$0.04	$0.34	$0.32	$0.98
(1)

Represents professional fees related to the Company's negotiations with the administrative agent and lenders under the secured credit facility and certain holders of the Company's senior unsecured notes regarding a restructure of such indebtedness.

(2)	Represents the accrued expense related to settlement of a class action lawsuit.
(3)

The three and nine months ended September 30, 2020 includes default interest expense related to Greenbrier Mall, Hickory Point Mall, Eastgate Mall, Asheville Mall, Burnsville Center and Park Plaza Mall. The nine months ended September 30, 2019 includes default interest expense related to Acadiana Mall and Cary Towne Center.

(4)

The three and nine months ended September 30, 2020 includes a gain on extinguishment on debt related to the non-recourse loan secured by Hickory Point Mall, which was conveyed to the lender.  The nine months ended September 30, 2019 includes a gain on extinguishment of debt related to the non-recourse loan secured by Acadiana Mall, which was conveyed to the lender in the first quarter of 2019, and a gain on extinguishment of debt related to the non-recourse loan secured by Cary Towne Center, which was sold in the first quarter of 2019.

The reconciliation of diluted EPS to FFO per diluted share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Diluted EPS attributable to common shareholders	$(0.28)	$(0.52)	$(1.43)	$(1.01)
Eliminate amounts per share excluded from FFO:
Depreciation and amortization expense, including amounts from consolidated Properties, unconsolidated affiliates, non-real estate assets and excluding amounts allocated to noncontrolling interests	0.34	0.38	0.99	1.13
Loss on impairment	—	0.68	0.72	1.00
Gain on depreciable property	—	(0.09)	—	(0.11)
FFO per diluted share	$0.06	$0.45	$0.28	$1.01

The reconciliations of FFO allocable to Operating Partnership common unitholders to FFO allocable to common shareholders, including and excluding the adjustments noted above, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
FFO of the Operating Partnership	$11,430	$90,442	$57,189	$203,017
Percentage allocable to common shareholders (1)	95.93%	86.64%	93.38%	86.63%
FFO allocable to common shareholders	$10,965	$78,359	$53,403	$175,874

FFO allocable to Operating Partnership common unitholders, as adjusted	$8,975	$67,754	$65,484	$196,816
Percentage allocable to common shareholders (1)	95.93%	86.64%	93.38%	86.63%
FFO allocable to common shareholders, as adjusted	$8,610	$58,702	$61,149	$170,502
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

Interest Rate Risk

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at September 30, 2020, a 0.5% increase or decrease in interest rates on variable-rate debt would decrease or increase annual cash flows by approximately $6.5 million and increase or decrease annual interest expense, after the effect of capitalized interest, by approximately $6.5 million.

Based on our proportionate share of total consolidated and unconsolidated debt at September 30, 2020, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $27.7 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $27.8 million.

ITEM 4:    Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, of the effectiveness of the design and operation of the Company's and the Operating Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. The Company's and the Operating Partnership's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to ensure that information we are required to disclose is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s and the Operating Partnership’s disclosure controls and procedures were not effective as a result of the material weakness described below.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s and the Operating Partnership’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting at both June 30, 2020 and September 30, 2020, management of the Company and the Operating Partnership determined that there was a control deficiency that constituted a material weakness, as described below.

As a result of turnover, the Company and the Operating Partnership did not maintain a sufficient complement of personnel commensurate with their accounting and financial reporting requirements in accordance with U.S. GAAP and SEC regulations.

The control deficiency described above created a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis and therefore we concluded that the deficiency represents a material weakness in the Company’s and the Operating Partnership’s internal control over financial reporting and that the Company and the Operating Partnership did not maintain effective internal control over financial reporting as of June 30, 2020 and September 30, 2020 based on criteria established in Internal Control-Integrated Framework issued by COSO.

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

PART II - OTHER INFORMATION

ITEM 1:    Legal Proceedings

Litigation

As previously disclosed, in April 2019, the Company entered into a settlement agreement and release with respect to the class action lawsuit filed on March 16, 2016 in the United States District Court for the Middle District of Florida by Wave Lengths Hair Salons of Florida, Inc. d/b/a Salon Adrian. Pursuant to the settlement agreement the Company set aside a common fund with a monetary and non-monetary value of $90.0 million to be disbursed to class members in accordance with an agreed-upon formula that is based upon aggregate damages of $60.0 million. The Court granted final approval to the proposed settlement on August 22, 2019. The class members were comprised of past and current tenants at certain of the Company's shopping centers that it owns or formerly owned during the class period, which extended from January 1, 2011 through the date of preliminary court approval. Class members who are past tenants and made a valid claim pursuant to the Court's order received payment of their claims in cash. Class members who are current tenants began receiving monthly credits against rents and future charges during the three months ended June 30, 2020 and, under the terms of the settlement agreement, will continue for the following five years. Any amounts under the settlement allocated to tenants with outstanding amounts payable to the Company, including tenants which have declared bankruptcy or declare bankruptcy over the relevant period, will first be deducted from the amounts owed to the Company. All attorney’s fees and associated costs to class counsel (up to a maximum of $27.0 million), any incentive award to the class representative (up to a maximum of $50 thousand), and class administration costs (which are expected to not exceed $100 thousand), have or will be funded by the common fund, which has been approved by the Court. Under the terms of the settlement agreement, the Company did not pay any dividends to holders of its common shares payable in the third and fourth quarters of 2019. The settlement agreement does not restrict the Company's ability to declare dividends payable in 2020 or in subsequent years. The Company recorded an accrued liability and corresponding litigation settlement expense of $88.2 million in the three months ended March 31, 2019 related to the settlement agreement. During the year ended December 31, 2019, the Company reduced the accrued liability by an aggregate $26.4 million, a majority of which was related to past tenants that did not submit a claim pursuant to the terms of the settlement agreement with the remainder relating to tenants that either opted out of the lawsuit or waived their rights to their respective settlement amounts. Additionally, the Company reduced the accrued liability during the three months ended December 31, 2019 by $23.1 million related to attorney and administrative fees that were paid pursuant to the settlement agreement. During the nine months ended September 30, 2020, the Company reduced the accrued liability by $17.9 million. Of this amount, $6.5 million was related to monthly credits against rents and other charges for current tenants, $4.9 million was paid to past tenants, $4.0 million was paid to plaintiff’s counsel and $2.5 million represents amounts the Company was released from pursuant to the terms of the settlement agreement. A notice of suggestion of bankruptcy was filed by the Company in this litigation on November 3, 2020. The Company also received document requests in the third quarter of 2019, in the form of subpoenas, from the Securities and Exchange Commission and the Department of Justice regarding the Wave Lengths Hair Salons of Florida, Inc. litigation and other related matters. The Company is continuing to cooperate in these matters.

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

The complaints filed in the Securities Class Action Litigation allege violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s contingent liabilities, business, operations, and prospects during the periods of time specified above. The plaintiffs seek compensatory damages and attorneys’ fees and costs, among other relief, but have not specified the amount of damages sought. The outcome of these legal proceedings cannot be predicted with certainty. A notice of suggestion of bankruptcy was filed by the Company in this litigation on November 9, 2020.

Certain of the Company’s current and former directors and officers have been named as defendants in nine shareholder derivative lawsuits (collectively, the “Derivative Litigation”). On June 4, 2019, a shareholder filed a putative derivative complaint captioned Robert Garfield v. Stephen D. Lebovitz et al., 1:19-cv-01038-LPS, in the United States District Court for the District of Delaware (the “Garfield Derivative Action”), purportedly on behalf of the Company against certain of its officers and directors. On June 24, 2019, September 5, 2019 and September 25, 2019, respectively, other shareholders filed three additional putative derivative complaints, each in the United States District Court for the District of Delaware, captioned as follows: Robert Cohen v. Stephen D. Lebovitz et al., 1:19-cv-01185-LPS (the “Cohen Derivative Action”); Travis Lore v. Stephen D. Lebovitz et al., 1:19-cv-01665-LPS (the “Lore Derivative Action”), and City of Gainesville Cons. Police Officers’ and Firefighters Retirement Plan v. Stephen D. Lebovitz et al., 1:19-cv-01800 (the “Gainesville Derivative Action”), each asserting substantially similar claims purportedly on behalf of the Company against similar defendants. The Court consolidated the Garfield Derivative Action and the Cohen Derivative Action on July 17, 2019, under the caption In re CBL & Associates Properties, Inc. Derivative Litigation, 1:19-cv-01038-LPS (the "Consolidated Derivative Action"). On July 25, 2019, the Court stayed proceedings in the Consolidated Derivative Action pending resolution of an eventual motion to dismiss in the Securities Class Action Litigation. On October 14, 2019, the parties to the Gainesville Derivative Action and the Lore Derivative Action filed a joint stipulation and proposed order confirming that each of those cases is subject to the consolidation order previously entered by the Court in the Consolidated Derivative Action and that further proceedings in those cases are stayed pending resolution of an eventual motion to dismiss in the Securities Class Action Litigation. On July 22, 2019, a shareholder filed a putative derivative complaint captioned Shebitz v. Lebovitz et al., 1:19-cv-00213, in the United States District Court for the Eastern District of Tennessee (the “Shebitz Derivative Action”); on January 10, 2020, a shareholder filed a putative derivative complaint captioned Chatman v. Lebovitz, et al., 2020-0011-JTL, in the Delaware Chancery Court (the “Chatman Derivative Action”); on February 12, 2020, a shareholder filed a putative derivative complaint captioned Kurup v. Lebovitz, et al., 2020-0070-JTL, in the Delaware Chancery Court (the “Kurup Derivative Action”); on February 26, 2020, a shareholder filed a putative derivative complaint captioned Kemmer v. Lebovitz, et al., 1:20-cv-00052, in the United States District Court for the Eastern District of Tennessee (the “Kemmer Derivative Action”); and on April 14, 2020, a shareholder filed a putative derivative complaint captioned Hebig v. Lebovitz, et al., 1:19-cv-00149-JRG-CHS, in the United States District Court for the Eastern District of Tennessee (the “Hebig Derivative Action”), each asserting substantially similar claims purportedly on behalf of the Company against similar defendants.  The actions pending in Delaware Chancery Court have been consolidated into one case, and likewise, the actions pending in Delaware federal court have been consolidated into one case.  The Tennessee actions have not been consolidated. On October 7, 2019, the Court stayed the Shebitz Derivative Action, pending resolution of an eventual motion to dismiss in the related Securities Class Action Litigation; the Company expects the other Derivative Actions to be stayed as well.

The complaints filed in the Derivative Litigation allege, among other things, breaches of fiduciary duties, unjust enrichment, waste of corporate assets, and violations of the federal securities laws. The factual allegations upon which these claims are based are similar to the factual allegations made in the Securities Class Action Litigation, described above. The complaints filed in the Derivative Litigation seek, among other things, unspecified damages and restitution for the Company from the individual defendants, the payment of costs and attorneys’ fees, and that the Company be directed to reform certain governance and internal procedures. The outcome of these legal proceedings cannot be predicted with certainty. A notice of suggestion of bankruptcy was filed by the Company in this litigation on November 9, 2020.

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

Chapter 11 Bankruptcy Proceedings

See information presented under the heading “Voluntary Reorganization under Chapter 11” in Note 1 – Organization and Basis of Presentation for additional information concerning the Chapter 11 Cases that were commenced by the Company and certain of its subsidiaries on November 1, 2020.

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

The RSA is subject to significant conditions and milestones that may be beyond our control and may be difficult for us to satisfy. If the RSA is terminated, our ability to confirm and consummate the Plan could be materially and adversely affected.

The RSA sets forth certain conditions we must satisfy, including the timely satisfaction of milestones in the Chapter 11 Cases, such as confirmation of the Plan and effectiveness of the Plan. Our ability to timely complete such milestones is subject to risks and uncertainties that may be beyond our control. The RSA gives the Consenting Noteholders the ability to terminate the RSA under certain circumstances, including the failure of certain conditions to be satisfied. Should a termination event occur, all obligations of the parties to the RSA will terminate. A termination of the RSA may result in the loss of support for the Plan, which could adversely affect our ability to confirm and consummate the Plan. If the Plan is not consummated, there can be no assurance that any new Plan would be as favorable to holders of claims as the current Plan and our chapter 11 proceedings could become protracted, which could significantly and detrimentally impact our relationships with vendors, suppliers, employees, and tenants.

We will be subject to the risks and uncertainties associated with chapter 11 proceedings.

As a consequence of our filing for relief under chapter 11 of the Bankruptcy Code, our operations and our ability to develop and execute our business plan, and our continuation as a going concern, will be subject to the risks and uncertainties associated with bankruptcy. These risks include the following:

•	our ability to prosecute, confirm and consummate the Plan or another plan of reorganization with respect to the chapter 11 proceedings;
•	the high costs of bankruptcy proceedings and related fees;
•	if required, our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence;
•	our ability to maintain our relationships with our suppliers, service providers, tenants, employees and other third parties;
•	our ability to maintain contracts that are critical to our operations;
•	our ability to execute our business plan in the current depressed commodity price environment;
•	the ability to attract, motivate and retain key employees;
•	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;
•	the ability of third parties to seek and obtain court approval to convert the chapter 11 proceedings to chapter 7 proceedings; and
•	the actions and decisions of our creditors and other third parties who have interests in our chapter 11 proceedings that may be inconsistent with our plans.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events associated with our chapter 11 proceedings could adversely affect our relationships with our suppliers, service providers, tenants, employees, and other third parties, which in turn could adversely affect our operations and financial condition. Also, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with our chapter 11 proceedings, we cannot accurately predict or quantify the ultimate impact of events that occur during our chapter 11 proceedings that may be inconsistent with our plans.

We may not be able to obtain confirmation of the Plan as outlined in the RSA.

There can be no assurance that the Plan as outlined in the RSA (or any other plan of reorganization) will be approved by the Bankruptcy Court, so we urge caution with respect to existing and future investments in our securities.

The success of any reorganization will depend on approval by the Bankruptcy Court and the willingness of existing debt and security holders to agree to the exchange or modification of their interests as outlined in the Plan, and there can be no guarantee of success with respect to the Plan or any other plan of reorganization. We might receive official objections to confirmation of the Plan from the various stakeholders in the chapter 11 proceedings. We cannot predict the impact that any objection might have on the Plan or on a Bankruptcy Court's decision to confirm the Plan. Any objection may cause us to devote significant resources in response which could materially and adversely affect our business, financial condition and results of operations.

If the Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if any, distributions holders of claims against us, including holders of our secured and unsecured debt and equity, would ultimately receive with respect to their claims. There can be no assurance as to whether we will successfully reorganize and emerge from chapter 11 or, if we do successfully reorganize, as to when we would emerge from chapter 11. If no plan of reorganization can be confirmed, or if the Bankruptcy Court otherwise finds that it would be in the best interest of holders of claims and interests, the chapter 11 cases may be converted to cases under chapter 7 of the Bankruptcy Code, pursuant to which a trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code.

Upon emergence from bankruptcy, our historical financial information may not be indicative of our future financial performance.

Our capital structure will be significantly altered under the Plan. Under fresh-start reporting rules that may apply to us upon the effective date of the Plan (or any alternative plan of reorganization), our assets and liabilities would be adjusted to fair values and our accumulated deficit would be restated to zero. Accordingly, if fresh-start reporting rules apply, our financial condition and results of operations following our emergence from chapter 11 would not be comparable to the financial condition and results of operations reflected in our historical financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

The pursuit of the RSA has consumed, and the chapter 11 proceedings will continue to consume, a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

Although the Plan is designed to minimize the length of our chapter 11 proceedings, it is impossible to predict with certainty the amount of time that we may spend in bankruptcy or to assure parties in interest that the Plan will be confirmed. The chapter 11 proceedings will involve additional expense and our management will be required to spend a significant amount of time and effort focusing on the proceedings. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the chapter 11 proceedings are protracted.

During the pendency of the chapter 11 proceedings, our employees will face considerable distraction and uncertainty and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a material adverse effect on our ability to effectively, efficiently and safely conduct our business, and could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations.

We depend on the continued presence of key personnel for critical management decisions.

Retaining and understanding historical knowledge from our key personnel is critical to allowing the management team to more effectively progress our business plan. As part of the restructuring we anticipate our existing senior management team to remain in place, however there is a risk of loss of key personnel. Anytime personnel are replaced, there is a risk that there may be a loss of service, albeit temporary, that could result in an adverse effect on the business.

Upon our emergence from bankruptcy, the composition of our Board of Directors may change significantly.

Under the Plan, the composition of our Board of Directors may change significantly. Any new directors are likely to have different backgrounds, experiences and perspectives from those individuals who previously served on the Board and, thus, may have different views on the issues that will determine our future. As a result, our future strategy and plans may differ materially from those of the past.

Transfers of our equity, or issuances of equity before or in connection with our chapter 11 proceedings, may impair our ability to utilize the existing tax basis in our assets, our federal income tax net operating loss carryforwards and other tax attributes during the current year and in future years.

Under federal income tax law, a corporation is generally permitted to offset net taxable income in a given year with net operating losses carried forward from prior years, and its existing adjusted tax basis in its assets may be used to offset future gains or to generate annual cost recovery deductions. We had significant “net unrealized built-in loss” (NUBIL) (i.e., adjusted tax basis in excess of the fair market value of our assets) and net operating loss carryforwards that are not subject to any section 382 limitations.

Our ability to utilize our NUBIL, net operating loss carryforwards and other tax attributes to offset future taxable income is subject to certain requirements and restrictions. In order to qualify for taxation as a “real estate investment trust,” we must meet various requirements including a requirement to distribute 90% of our taxable income; and, to avoid paying corporate income tax, we must distribute 100% of our taxable income. If we do experience an "ownership change" during or in connection with the restructuring process, as defined in section 382 of the Internal Revenue Code, then our ability to use our NUBIL, net operating loss carryforwards and other tax attributes to offset future taxable income may be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, there is an "ownership change" if one or more stockholders owning 5% or more of a corporation's common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over a prescribed testing period. Under section 382 and section 383 of the Internal Revenue Code, absent an applicable exception, if a corporation undergoes an "ownership change", the amount of its NUBIL, net operating loss carryforwards and other tax attributes that may be utilized to offset future taxable income generally is subject to an annual limitation (though “recognized built-in losses” arising from our NUBIL will only be subject to limitation if they are recognized within 5 years of the “ownership change”).

Whether or not the NUBIL, net operating loss carryforwards and other tax attributes are subject to limitation under section 382, our NUBIL, net operating loss carryforwards and other tax attributes are expected to be further reduced by the amount of discharge of indebtedness arising in our Chapter 11 Cases under section 108 of the Internal Revenue Code.

We have received an order from the Bankruptcy Court approving potential restrictions on certain transfers of our stock to limit the risk of an "ownership change" prior to our emergence from restructuring in our chapter 11 proceedings. We anticipate that the implementation of our plan of reorganization will result in an "ownership change." If so, our NUBIL, net operating loss carryforwards and other tax attributes will become impaired, with the extent of such impairment dependent on the impact of special tax law rules under section 382(l)(6) of the Internal Revenue Code, applicable to an "ownership change" that occurs as part of a chapter 11 plan.

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

Certain states and cities, including where we own properties and where our corporate headquarters is located, have also reacted by instituting quarantines, restrictions on travel, “shelter-in-place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. The Company cannot predict if additional states and cities will implement similar restrictions or when any such new restrictions might be lifted. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including the retail industry in which the Company and our tenants operate.

A majority of our tenants implemented temporary closures and/or shortened the operating hours of their stores for a period of time and requested rent deferral or rent abatement during this pandemic or have failed to pay rent. In addition, state, local or industry-initiated efforts, such as tenant rent freezes, or governmental or court-imposed delays in the processing of landlord initiated commercial eviction and collection actions in various jurisdictions in light of the COVID-19 pandemic, may also affect our ability to collect rent or enforce remedies for the failure to pay rent. We believe our tenants do not have a contractual right to cease paying rent due to government-mandated closures and, subject to negotiated resolutions of rent deferral requests that we have entered into, and may continue to enter into with certain tenants, we intend to enforce our rights under our lease agreements. However, COVID-19 and the related governmental orders present fairly novel situations for which the ultimate legal outcome cannot be assured, and it is possible future governmental action could impact our rights under the lease agreements. The extent of tenant requests and actions, and the resulting impact to the Company’s results of operations and cash flows, is uncertain and cannot be predicted.

The COVID-19 pandemic, or a future pandemic, could also have further material and adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:

•	complete or partial closures of, or other operational issues at, one or more of our properties beyond those that have already occurred resulting from government or tenant action;
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

•	any additional impairments in value of our tangible assets and intangible lease assets that could be recorded as a result of weaker economic conditions;
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

In accordance with the accounting guidance related to the presentation of financial statements, when preparing financial statements for each annual and interim reporting period, management evaluates whether there are conditions or events that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In making its assessment, management considered the Company’s current financial condition and liquidity sources, as well as the status of the Chapter 11 Cases.

The Operating Partnership received notices of default and reservation of rights letters from the administrative agent under the secured credit facility asserting that certain defaults and events of default, as applicable, have occurred and continue to exist as of the date of this report by reason of the Operating Partnership’s failure to comply with certain restrictive covenants under the secured credit facility. As a result of these asserted defaults and events of default, the lenders under the secured credit facility declared all outstanding principal, accrued interest and letters of credit to be immediately due and payable. Subsequent to the lenders accelerating the outstanding balances under the secured credit facility, other events occurred that each constitute an event of default under the secured credit facility, including (i) the Operating Partnership failed to meet the minimum debt yield covenant under the secured credit facility as of September 30, 2020, (ii) the NYSE suspension of trading in the Company’s common stock and commencement of proceedings to delist the Company’s common stock and depositary shares representing fractional interests in each of its series of preferred stock and (iii) the Debtors filed the Chapter 11 Cases. Additionally, the filing of the Chapter 11 Cases constituted an event of default that results in the automatic acceleration of all outstanding principal, accrued and unpaid interest, and letters of credit to be immediately due and payable with respect to the secured credit facility and the senior unsecured notes. The filing of the Chapter 11 Cases also constituted an event of default with respect to certain property-level debt of the Operating Partnership’s subsidiaries, which may result in automatic acceleration of the outstanding principal and accrued interest or may give the applicable lender the right to accelerate such amounts.

Given the acceleration of the senior secured credit facility, the senior unsecured notes and certain property-level debt, as well as the inherent risks, unknown results and inherent uncertainties associated with the bankruptcy process and the direct correlation between these matters and our ability to satisfy our financial obligations that may arise, the Company believes that there is substantial doubt that it will continue to operate as a going concern within one year after the date these condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the condensed consolidated financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

A material weakness in internal control over financial reporting was identified as of June 30, 2020 and September 30, 2020. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. See Part I, Item 4 above for further details. We are planning to remediate the material weakness by hiring additional personnel to enable the Company and the Operating Partnership to meet their financial reporting requirements, and we may utilize outside advisors to assist on a short-term basis. These remediation measures may be time consuming and costly, and might place significant demands on our financial, accounting and operational resources. In addition, there is no assurance that we will be successful in hiring the necessary personnel in a timely manner, or at all.

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

Our stock currently is subject to delisting from the NYSE due to “abnormally low” trading price levels under the NYSE’s continued listed standards. Trading in our stock was suspended on November 2, 2020 and the NYSE has determined to commence related delisting proceedings. The delisting of our stock from the NYSE could have materially adverse effects on our business, financial condition and results of operations.

On November 2, 2020, the NYSE announced that (i) it had suspended trading in the Company’s stock and (ii) it had determined to commence proceedings to delist the Company’s common stock, as well as the depositary shares each representing a 1/10th fractional share of the Company’s Series D Preferred Stock and the depositary shares each representing a 1/10th fractional share of the Company’s Series E Preferred Stock, due to such securities no longer being suitable for listing based on “abnormally low” trading price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual. While the Company intends to appeal this decision in accordance with NYSE rules, there can be no assurance that an appeal will be successful. In the meantime, effective November 3, 2020, the Company’s common stock and the depositary shares representing fractional interests in its Series D Preferred Stock and Series E Preferred Stock began trading on the OTC Markets, operated by the OTC Markets Group, Inc., under the symbols “CBLAQ”, “CBLDQ” and

“CBLEQ”, respectively. The over-the-counter markets are a more limited market than the NYSE and it is likely that there will be significantly less liquidity in the trading of our common and preferred stock.

The suspension of trading and potential delisting of our common stock could have material adverse effects on our business, financial condition and results of operations due to, among other things:

•

the reduced trading liquidity for our common and preferred stock as a result of trading on the over-the-counter markets rather than the NYSE as described above could further reduce the market price of such stock;

•

decreases in the number of institutional and other investors willing to hold or acquire our stock, coverage by securities analysts, market making activity and information available concerning trading prices and volume, as well as fewer broker-dealers willing to execute trades in our stock, thereby further restricting our ability to obtain equity financing;

•	causing an event of default or noncompliance under certain of our debt facilities and other agreements; and
•	reducing our ability to retain, attract and motivate our directors, officers and employees by means of equity compensation.

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

Preferred Dividend and Special Common Unit Distribution Arrearages

Dividends on the Series D and the Series E preferred stock are cumulative and therefore will continue to accrue at an annual rate of $18.4375 per share and $16.5625 per share, respectively. As of September 30, 2020, the cumulative amount of unpaid dividends on the preferred stock totaled $44.9 million.

Distributions on the Series K and S special common units are cumulative and therefore will continue to accrue at an annual rate of $2.96875 per unit, $3.0288 per unit and $2.92875 per unit, respectively. Distributions on the Series L special common units were cumulative through and accrued at an annual rate of $3.0288 per unit. Pursuant to the terms of the Series L special common units, on June 1, 2020 the Series L special common units began receiving distributions at the same rate and on the same terms as the common units of limited partnership interest in the Operating Partnership.  As of September 30, 2020, the cumulative amount of unpaid distributions on the special common units totaled $8.8 million.

ITEM 4:    Mine Safety Disclosures

Not applicable.

ITEM 5:    Other Information

None.

ITEM 6:    Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
10.1

Forbearance Agreement, dated as of June 30, 2020, by and among CBL & Associates Limited Partnership, each of the subsidiary guarantors party thereto, CBL & Associates Properties, Inc., and each of the beneficial owners and/or investment advisors or managers of discretionary funds, accounts or other entities for the holders or beneficial owners of the 2023 Notes. Incorporated by reference to Current Report on Form 8-K, dated June 30, 2020 and filed on July 1, 2020.*

10.1.1

Amendment to Forbearance Agreement, dated as of July 15, 2020, by and among CBL & Associates Limited Partnership, each of the subsidiary guarantors party thereto, CBL & Associates Properties, Inc., and each of the beneficial owners and/or investment advisors or managers of discretionary funds, accounts or other entities for the holders or beneficial owners of the 2023 Notes. Incorporated by reference to Current Report on Form 8-K, dated July 15, 2020 and filed on July 16, 2020.*

10.1.2

Second Amendment to Forbearance Agreement, dated as of July 22, 2020, by and among CBL & Associates Limited Partnership, each of the subsidiary guarantors party thereto, CBL & Associates Properties, Inc., and each of the beneficial owners and/or investment advisors or managers of discretionary funds, accounts or other entities for the holders or beneficial owners of the 2023 Notes. Incorporated by reference to Current Report on Form 8-K, dated July 22, 2020 and filed on July 23, 2020.*

10.2

Forbearance Agreement, dated as of July 15, 2020, by and among CBL & Associates Limited Partnership, each of the subsidiary guarantors party thereto, CBL & Associates Properties, Inc., and each of the beneficial owners and/or investment advisors or managers of discretionary funds, accounts or other entities for the holders or beneficial owners of the 2026 Notes. Incorporated by reference to Current Report on Form 8-K, dated July 15, 2020 and filed on July 16, 2020.*

10.2.1

Amendment to Forbearance Agreement, dated as of July 22, 2020, by and among CBL & Associates Limited Partnership, each of the subsidiary guarantors party thereto, CBL & Associates Properties, Inc., and each of the beneficial owners and/or investment advisors or managers of discretionary funds, accounts or other entities for the holders or beneficial owners of the 2026 Notes. Incorporated by reference to Current Report on Form 8-K, dated July 22, 2020 and filed on July 23, 2020.*

10.3

Forbearance Agreement, dated as of June 30, 2020, by and among CBL & Associates Limited Partnership, each of the subsidiary guarantors and pledgors party thereto, CBL & Associates Properties, Inc. and Wells Fargo Bank, National Association, as administrative agent. Incorporated by reference to Current Report on Form 8-K, dated June 30, 2020 and filed on July 1, 2020.*

10.3.1

Amendment to Forbearance Agreement, dated as of July 15, 2020, by and among CBL & Associates Limited Partnership, each of the subsidiary guarantors and pledgors party thereto, CBL & Associates Properties, Inc. and Wells Fargo Bank, National Association, as administrative agent. Incorporated by reference to Current Report on Form 8-K, dated July 15, 2020 and filed on July 16, 2020.*

10.3.2

Second Amendment to Forbearance Agreement, dated as of July 22, 2020, by and among CBL & Associates Limited Partnership, each of the subsidiary guarantors and pledgors party thereto, CBL & Associates Properties, Inc. and Wells Fargo Bank, National Association, as administrative agent. Incorporated by reference to Current Report on Form 8-K, dated July 22, 2020 and filed on July 23, 2020.*

10.3.3

Third Amendment to Forbearance Agreement, dated as of July 29, 2020, by and among CBL & Associates Limited Partnership, each of the subsidiary guarantors and pledgors party thereto, CBL & Associates Properties, Inc. and Wells Fargo Bank, National Association, as administrative agent. Incorporated by reference to Current Report on Form 8-K, dated July 29, 2020 and filed on July 30, 2020.*

10.4.5	Summary Description of Director Compensation Arrangements for Scott D. Vogel. Incorporated by reference to Current Report on Form 8-K, dated October 7, 2020 and filed on October 8, 2020.
10.5

Restructuring Support Agreement, dated as of August 18, 2020 between the Operating Partnership, REIT, Subsidiary Guarantors and Consenting Holders. Incorporated by reference to Current Report on Form 8-K, dated August 18, 2020 and filed on August 19, 2020.

10.6	Form of Employment Agreement. Incorporated by reference to Current Report on Form 8-K, dated August 18, 2020 and filed on August 19, 2020.
10.7.1	Form of Retention Bonus Agreement. Incorporated by reference to Current Report on Form 8-K, dated August 18, 2020 and filed on August 19, 2020.

10.7.2	Form of Amended and Restated Retention Bonus Agreement for the Chairman of the Board. Incorporated by reference to Current Report on Form 8-K, dated October 29, 2020 and filed on November 2, 2020.
10.7.3

Form of Amended and Restated Retention Bonus Agreement for the Company’s NEOs Other Than the Chairman of the Board. Incorporated by reference to Current Report on Form 8-K, dated October 29, 2020 and filed on November 2, 2020.

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

Date: November 16, 2020