Form 10-K
period 2020-12-31
CBL & ASSOCIATES PROPERTIES INC; CBL & ASSOCIATES LIMITED PARTNERSHIP
filed 2021-04-08
CIK 910612, 915140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO _______________

COMMISSION FILE NO. 1-12494 (CBL & ASSOCIATES PROPERTIES, INC.)

COMMISSION FILE NO. 333-182515-01 (CBL & ASSOCIATES LIMITED PARTNERSHIP)

CBL & ASSOCIATES PROPERTIES, INC.

CBL & ASSOCIATES LIMITED PARTNERSHIP

(Exact Name of Registrant as Specified in Its Charter)

Delaware (CBL & Associates Properties, Inc.) Delaware (CBL & Associates Limited Partnership) (State or Other Jurisdiction of Incorporation or Organization)	62-1545718 62-1542285 (I.R.S. Employer Identification No.)

2030 Hamilton Place Blvd., Suite 500 Chattanooga, TN	37421
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:    423.855.0001

Securities registered pursuant to Section 12(b) of the Act:

CBL & Associates Properties, Inc.:

Securities registered under Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	CBLAQ	*
7.375% Series D Cumulative Redeemable Preferred Stock, $0.01 par value (represented by depositary shares each representing a 1/10th fractional share)	CBLDQ	*
6.625% Series E Cumulative Redeemable Preferred Stock, $0.01 par value (represented by depositary shares each representing a 1/10th fractional share)	CBLEQ	*

*On November 2, 2020, the NYSE announced that (i) it had suspended trading in the Company’s stock and (ii) it had determined to commence proceedings to delist the Company’s common stock, as well as the depositary shares each representing a 1/10th fractional share of the Company’s 7.375% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) and the depositary shares each representing a 1/10th fractional share of the Company’s 6.625% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”), due to such securities no longer being suitable for listing on “abnormally low” trading price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual. Since November 3, 2020, the Company’s common stock and such depositary shares are currently trading on the OTC Markets, operated by the OTC Markets Group, Inc., under the respective trading symbols listed in the preceding table.

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

CBL & Associates Properties, Inc.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☒
Emerging growth company	☐

CBL & Associates Limited Partnership
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b) by the registered public accounting firm that prepared or issued its audit report.

CBL & Associates Properties, Inc.	Yes ☐	No ☒
CBL & Associates Limited Partnership	Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CBL & Associates Properties, Inc.	Yes ☐	No ☒
CBL & Associates Limited Partnership	Yes ☐	No ☒

The aggregate market value of the 172,054,512 shares of CBL & Associates Properties, Inc.'s common stock held by non-affiliates of the registrant as of June 30, 2020 was $46,454,718, based on the closing price of $0.27 per share on the New York Stock Exchange on June 30, 2020. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)

As of April 1, 2021, 196,458,778 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CBL & Associates Properties, Inc.’s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2020 of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the "Company" mean CBL & Associates Properties, Inc. and its subsidiaries. References to the "Operating Partnership" mean CBL & Associates Limited Partnership and its subsidiaries. The terms "we," "us" and "our" refer to the Company or the Company and the Operating Partnership collectively, as the context requires.

As previously disclosed in the Current Report on Form 8-K filed on November 2, 2020 by CBL & Associates Properties, Inc. together with its majority owned subsidiary, CBL & Associates Limited Partnership, together with certain of its direct and indirect subsidiaries (collectively, the “Debtors”), commenced the filing of voluntary petitions (the “Chapter 11 Cases”) under Chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) beginning on November 1, 2020. The Debtors have filed a series of motions with the Bankruptcy Court that, as granted, enable the Debtors to maintain their operations in the ordinary course of business.

The Company is a real estate investment trust ("REIT") whose stock was traded on the New York Stock Exchange (“NYSE”) prior to the NYSE’s announcement on November 2, 2020, that it had suspended trading in the Company’s stock due to “abnormally low” trading price levels and had determined to commence proceedings to delist the Company’s stock. As discussed further under “Listing Criteria” in Note 2 herein, the Company has appealed this decision in accordance with NYSE rules, and in the meantime the Company’s stock is trading on the OTC Markets, operated by the OTC Markets Group, Inc. The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At December 31, 2020, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 96.5% limited partner interest for a combined interest held by the Company of 97.5%.

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
•

certain accompanying notes to consolidated financial statements, including Note 3 - Summary of Significant Accounting Policies, Note 9 - Mortgage and Other Indebtedness, Net, Note 10 - Shareholders' Equity and Partners' Capital and Note 11 - Redeemable Interests and Noncontrolling Interests;

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

Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained. It is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties. Currently, a significant factor that could cause actual outcomes to differ materially from our forward-looking statements is the impact of the risks and uncertainties associated with the Chapter 11 process on our operations and ability to develop and execute the Company’s business plans, and to satisfy the conditions and milestones applicable under an amended and restated Restructuring Support Agreement (the “Amended RSA”), for the duration of the Chapter 11 Cases. Another significant factor that could cause actual outcomes to differ materially from our forward-looking statements is the adverse effect of the COVID-19 pandemic, and state and/or local regulatory responses to control it, on our financial condition, operating results and cash flows, our tenants and their customers, the real estate market in which we operate, the global economy and the financial markets. The extent to which the COVID-19 pandemic impacts us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the direct and indirect economic effects of the pandemic and containment measures, and potential changes in consumer behavior, among others. In addition to the risk factors discussed in Part I, Item 1A of this report, and those factors noted above, such known risks and uncertainties include, without limitation:

•	general industry, economic and business conditions;
•

the impact of the risks and uncertainties associated with the Chapter 11 process on our operations and ability to develop and execute the Company’s business plans, and to satisfy the conditions and milestones applicable under the Amended RSA, for the duration of the Chapter 11 Cases;

•	interest rate fluctuations;
•	costs and availability of capital, including debt, and capital requirements;
•	suspension of trading or delisting of our common stock and/or depositary shares representing interests in our Series D Preferred Stock and Series E Preferred Stock, from the NYSE;
•	costs and availability of real estate;
•	inability to consummate acquisition opportunities and other risks associated with acquisitions;
•	competition from other companies and retail formats;
•	changes in retail demand and rental rates in our markets;
•	shifts in customer demands including the impact of online shopping;
•	tenant bankruptcies or store closings;
•	changes in vacancy rates at our Properties;
•	changes in operating expenses;
•	changes in applicable laws, rules and regulations;
•	disposition of real property;
•	uncertainty and economic impact of pandemics, epidemics or other public health emergencies or fear of such events, such as the recent COVID-19 pandemic;
•	cyber-attacks or acts of cyber-terrorism;
•	the withdrawal that occurred during 2020 of the credit ratings of the Operating Partnership's senior unsecured long-term indebtedness;

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

PART I

ITEM 1. BUSINESS

Background

CBL & Associates Properties, Inc. (“CBL”) was organized on July 13, 1993, as a Delaware corporation, to acquire substantially all of the real estate properties owned by CBL & Associates, Inc., which was formed by Charles B. Lebovitz in 1978, and by certain of its related parties. On November 3, 1993, CBL completed an initial public offering (the “Offering”). Simultaneously with the completion of the Offering, CBL & Associates, Inc., its shareholders and affiliates and certain senior officers of the Company (collectively, “CBL’s Predecessor”) transferred substantially all of their interests in its real estate properties to CBL & Associates Limited Partnership (the “Operating Partnership”) in exchange for common units of limited partner interest in the Operating Partnership. The interests in the Operating Partnership contain certain conversion rights that are more fully described in Note 10 to the consolidated financial statements. The terms “we,” “us” and “our” refer to the Company or the Company and the Operating Partnership collectively, as the context requires.

Developments since January 1, 2020

Voluntary Reorganization under Chapter 11

Beginning on November 1, 2020 (the “Commencement Date”), the Debtors commenced the filing of the Chapter 11 Cases. The Debtors are authorized to continue to operate their businesses and manage their properties as debtors-in-possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. Pursuant to Rule 1015(b) of the Federal Rules of Bankruptcy Procedure, the Debtors’ Chapter 11 Cases are being jointly administered for procedural purposes only under the caption In re CBL & Associates Properties, Inc., et al., Case No. 20-35226. Documents filed on the docket of and other information related to the Chapter 11 Cases are available free of charge online at https://dm.epiq11.com/case/cblproperties/dockets.

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

Subject to certain exceptions, under the Bankruptcy Code, the filing of the Chapter 11 Cases automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the Commencement Date. Accordingly, although the filing of the Chapter 11 Cases triggered defaults under the Debtors’ funded debt obligations, creditors are stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code. Absent an order of the Bankruptcy Court, substantially all the Debtors’ prepetition liabilities are subject to settlement under the Bankruptcy Code.

The filing of the Chapter 11 Cases constituted an event of default that resulted in certain monetary obligations becoming immediately due and payable with respect to the secured credit facility and the senior unsecured notes. The filing of the Chapter 11 Cases also constituted an event of default with respect to certain property-level debt of the Operating Partnership’s subsidiaries, which may have resulted in the automatic acceleration of certain monetary obligations or may give the applicable lender the right to accelerate such amounts. Due to the Chapter 11 Cases, however, the creditors’ ability to exercise remedies against the Debtors under their respective credit agreements and debt instruments was stayed as of the date of the Chapter 11 petition and continues to be stayed.

As further detailed in the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2021, after engaging in negotiations in a Bankruptcy Court-ordered mediation, on March 21, 2021 (the “Agreement Effective Date”), the Company entered into the Amended RSA, with certain beneficial owners and/or investment advisors or managers of discretionary funds, accounts or other entities for the holders of beneficial owners (the “Consenting Noteholders”) in excess of 69% (including joinders) of the aggregate principal amount of the Operating Partnership’s 5.25% senior unsecured notes due 2023 (the “2023 Notes”), 4.60% senior unsecured notes due 2024 (the “2024 Notes”) and 5.95% senior unsecured notes due 2026 (the “2026 Notes,” and collectively with the 2023 Notes and the 2024 Notes, the “Notes”) and certain lenders party to the Company’s secured credit facility who hold in the aggregate in excess of 96% (including joinders) of the aggregate outstanding principal amount of debt under the secured credit facility (the “Consenting Bank Lenders” and together with the Consenting Noteholders, the “Consenting Stakeholders”). The Amended RSA amends and restates that certain Restructuring Support Agreement, dated as of August 18, 2020 (the “Original RSA”), by and between the Company and the Consenting Noteholders and sets forth, subject to certain conditions, the commitments to and obligations of, on the one hand, the Company, and on the other hand, the Consenting Noteholders and Consenting Bank Lenders, in connection with the restructuring transactions (the “Restructuring Transactions”) set forth in the Amended RSA and the plan term sheet attached as Exhibit B to the Amended RSA (the “Plan Term Sheet”). The Amended RSA contemplates that the restructuring and recapitalization of the Debtors will occur through a joint plan of reorganization in the Chapter 11 Cases (the “Amended Plan”).

The Amended RSA requires that the Company file the Amended Plan and related disclosure statement no later than 25 days after the Agreement Effective Date and under the Amended RSA we must seek to have the Amended Plan confirmed and declared effective no later than November 1, 2021. Before a Bankruptcy Court will confirm the Amended Plan, the Bankruptcy Code requires at least one “impaired” class of claims votes to accept the Amended Plan. A class of claims votes to “accept” the Amended Plan if voting creditors that hold a majority in number and two-thirds in amount of claims in that class approve the Amended Plan. The Amended RSA requires the Consenting Stakeholders vote in favor of and support the Amended Plan. As of the date hereof, the Consenting Bank Lenders and Consenting Noteholders each represent the requisite amount of claims necessary to accept the Amended Plan in each of their respective classes. For the foregoing reasons, among others, the Debtors believe that they will be able to confirm the Amended Plan in the Chapter 11 Cases.

Under the Amended RSA, the proposed Amended Plan will provide for the elimination of more than $1.6 billion of debt and preferred obligations as well as a significant reduction in interest expense. In exchange for their approximately $1.375 billion in principal amount of senior unsecured notes and $133 million in principal amount of the secured credit facility, Consenting Noteholders and other noteholders will receive, in the aggregate, $95 million in cash, $555 million of new senior secured notes, of which up to $100 million, upon election by the Consenting Noteholders, may be received in the form of new convertible secured notes and 89% in common equity of the newly reorganized Company. Certain Consenting Noteholders will also provide up to $50 million of new money in exchange for additional convertible secured notes. The transactions outlined in the Amended RSA will be implemented in the Chapter 11 Cases and pursuant to the Amended Plan. The Amended RSA provides that the remaining Bank Lenders, holding $983.7 million in principal amount under the secured credit facility, will receive $100 million in cash and a new $883.7 million secured term loan. Existing common and preferred stakeholders are expected to receive up to 11% of common equity in the newly reorganized company. The Amended RSA is subject to Bankruptcy Court approval, which the Company will seek in accordance with the terms of the Amended RSA.

We cannot predict the ultimate outcome of our Chapter 11 Cases at this time. For the duration of the Chapter 11 proceedings, the Company’s operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the Chapter 11 process. As a result of these risks and uncertainties, the amount and composition of the Company’s assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceedings, and the description of the Company’s operations, properties and liquidity and capital resources included in this quarterly report may not accurately reflect its operations, properties and liquidity and capital resources following the Chapter 11 process.

Going Concern

Given the acceleration of the secured credit facility, the Notes and certain property-level debt, as well as the inherent risks, unknown results and inherent uncertainties associated with the bankruptcy process and the direct correlation between these matters and our ability to satisfy our financial obligations that may arise, the Company believes that there is substantial doubt that it will continue to operate as a going concern within one year after the date its consolidated financial statements are issued. The Company’s ability to continue as a going concern is contingent upon its ability to successfully implement the Amended Plan set forth in the Amended RSA, which is pending approval of the Bankruptcy Court. Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern.

Delisting of Common Stock and Depositary Shares

On November 2, 2020, the NYSE announced that (i) it had suspended trading in our stock and (ii) it had determined to commence proceedings to delist our common stock, as well as the depositary shares each representing a 1/10th fractional share of our Series D Preferred Stock and the depositary shares each representing a 1/10th fractional share of our Series E Preferred Stock, due to such securities no longer being suitable for listing based on “abnormally low” trading price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual. We have appealed this decision in accordance with NYSE rules, and the appeal is still in process. In the meantime, effective November 3, 2020, our common stock and the depositary shares representing fractional interests in our Series D Preferred Stock and Series E Preferred Stock began trading on the OTC Markets, operated by the OTC Markets Group, Inc., under the symbols “CBLAQ”, “CBLDQ” and “CBLEQ”, respectively. A delisting of our common stock from the NYSE could negatively impact us by, among other things, reducing the trading liquidity of, and the market price for, our common stock.

COVID-19

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2020 for information on certain recent developments of the Company, including the impact of the COVID-19 pandemic

The Company’s Business

We are a self-managed, self-administered, fully integrated REIT. We own, develop, acquire, lease, manage, and operate regional shopping malls, open-air and mixed-use centers, outlet centers, associated centers, community centers, office and other properties. Our Properties are located in 24 states, but are primarily in the southeastern and midwestern United States. We have elected to be taxed as a REIT for federal income tax purposes.

We conduct substantially all our business through the Operating Partnership, which is a variable interest entity ("VIE"). We are the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. CBL Holdings I, Inc. is the sole general partner of the Operating Partnership. At December 31, 2020, CBL Holdings I, Inc. owned a 1.0% general partner interest and CBL Holdings II, Inc. owned an 96.5% limited partner interest in the Operating Partnership, for a combined interest held by us of 97.5%.

See Note 1 to the consolidated financial statements for information on our Properties as of December 31, 2020. As of December 31, 2020, we owned a mortgage on one Property, which is collateralized by assignment of 100% of the ownership interests in the underlying real estate and related improvements (the “Mortgage”). The Malls, All Other Properties ("Associated Centers, Community Centers, Office Buildings and Self-storage Facilities"), Properties under development ("Construction Properties") and Mortgage are collectively referred to as the “Properties” and individually as a “Property.”

We conduct our property management and development activities through CBL & Associates Management, Inc. (the “Management Company”) to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). The Operating Partnership owns 100% of the Management Company’s outstanding preferred stock and common stock.

The Management Company manages all but 14 of the Properties. Governor’s Square and Governor’s Square Plaza in Clarksville, TN, Kentucky Oaks Mall in Paducah, KY, Fremaux Town Center in Slidell, LA, Ambassador Town Center in Lafayette, LA, EastGate Mall - Self-Storage in Cincinnati, OH, Mid Rivers Mall – Self-Storage in St. Peters, MO, Hamilton Place – Self-Storage in Chattanooga, TN, Parkdale Mall – Self-Storage in Beaumont, TX, The Outlet Shoppes at El Paso in El Paso, TX, The Outlet Shoppes at Atlanta in Woodstock, GA and The Outlet Shoppes of the Bluegrass in Simpsonville, KY are all owned by unconsolidated joint ventures and are managed by a property manager that is affiliated with the third-party partner, which receives a fee for its services. The third-party partner of each of these Properties controls the cash flow distributions, although our approval is required for certain major decisions. The Outlet Shoppes at Gettysburg in Gettysburg, PA and The Outlet Shoppes at Laredo in Laredo, TX are owned by consolidated joint ventures and managed by a property manager that is affiliated with the third-party partner, which receives a fee for its services.

Rental revenues are primarily derived from leases with retail tenants and generally include fixed minimum rents, percentage rents based on tenants’ sales volumes and reimbursements from tenants for expenditures related to real estate taxes, insurance, common area maintenance ("CAM") and other recoverable operating expenses, as well as certain capital expenditures. We also generate revenues from management, leasing and development fees, sponsorships, sales of peripheral land at the Properties and from sales of operating real estate assets when it is determined that we can realize an appropriate value for the assets. Proceeds from such sales are generally used to retire related indebtedness, reduce outstanding balances on our indebtedness and for general corporate purposes.

The following terms used in this Annual Report on Form 10-K will have the meanings described below:

▪	GLA – refers to gross leasable area of space in square feet, including Anchors and Mall tenants.
▪	Anchor – refers to a department store, other large retail store, non-retail space or theater greater than or equal to 50,000 square feet.

▪	Junior Anchor - retail store, non-retail space or theater comprising more than 20,000 square feet and less than 50,000 square feet.
▪	Freestanding – Property locations that are not attached to the primary complex of buildings that comprise the mall shopping center.
▪	Outparcel – land used for freestanding developments, such as retail stores, banks and restaurants, which are generally on the periphery of the Properties.

Significant Markets and Tenants

Top Five Markets

Our top five markets, based on percentage of total revenues, were as follows for the year ended December 31, 2020:

Market	Percentage of Total Revenues
Chattanooga, TN	7.0%
St. Louis, MO	6.1%
Lexington, KY	5.1%
Laredo, TX	5.0%
Madison, WI	3.8%

Top 25 Tenants

Our top 25 tenants based on percentage of total revenues were as follows for the year ended December 31, 2020:

	Tenant	Number of Stores	Square Feet	Percentage of Total Revenues (1)
1	L Brands, Inc. (2)	117	691,349	3.96%
2	Foot Locker, Inc.	106	502,473	3.55%
3	Signet Jewelers Ltd. (3)	135	197,953	3.01%
4	American Eagle Outfitters, Inc.	68	418,566	2.57%
5	Dick's Sporting Goods, Inc. (4)	26	1,497,161	2.13%
6	Genesco Inc. (5)	98	190,893	1.78%
7	H & M Hennes & Mauritz AB	43	917,934	1.71%
8	Luxottica Group S.P.A. (6)	96	218,393	1.49%
9	Finish Line, Inc.	40	210,781	1.44%
10	The Gap, Inc.	49	568,426	1.42%
11	The Buckle, Inc.	42	217,042	1.37%
12	Express Fashions	33	271,404	1.22%
13	JC Penney Company, Inc. (7)	46	5,548,339	1.17%
14	Cinemark Holdings, Inc.	9	467,190	1.16%
15	Hot Topic, Inc.	99	231,890	1.15%
16	Shoe Show, Inc.	40	492,682	1.14%
17	Abercrombie & Fitch, Co.	35	234,204	1.03%
18	Barnes & Noble Inc.	17	521,273	0.93%
19	The Children's Place, Inc.	39	171,395	0.90%
20	Claire's Stores, Inc.	77	96,868	0.88%
21	Ulta Beauty, Inc.	24	248,947	0.82%
22	Ascena Retail Group, Inc. (8)	49	260,546	0.74%
23	Focus Brands (9)	71	49,898	0.72%
24	Chick-fil-A, Inc.	34	56,114	0.70%
25	Macy's Inc. (10)	30	4,179,850	0.70%
		1,423	18,461,571	37.69%

(1)	Includes the Company's proportionate share of total revenues from unconsolidated affiliates based on the Company's ownership percentage in the respective joint venture and any other applicable terms.
(2)	L Brands, Inc. operates Bath & Body Works, PINK and Victoria's Secret.

(3)

Signet Jewelers Limited operates Kay Jewelers, Marks & Morgan, JB Robinson, Shaw's Jewelers, Osterman's Jewelers, LeRoy's Jewelers, Jared Jewelers, Belden Jewelers, Ultra Diamonds, Rogers Jewelers, Zales, Peoples and Piercing Pagoda.

(4)	Dick's Sporting Goods, Inc. operates Dick's Sporting Goods, Golf Galaxy, and Field & Stream.
(5)	Genesco Inc. operates Journey's, Underground by Journey's, Shi by Journey's, Johnston & Murphy, Hat Shack, Hat Zone, and Clubhouse.
(6)	Luxottica Group S.P.A. operates Lenscrafters, Pearle Vision and Sunglass Hut.
(7)	JC Penney Company, Inc. owns 28 of these stores.
(8)	Ascena Retail Group, Inc. operates Ann Taylor, Catherines, Justice, Dressbarn, Maurices, Lane Bryant, LOFT and Lou & Grey.
(9)	Focus Brands operates certain Auntie Anne’s, Cinnabon, Moe’s Southwest Grill and Planet Smoothie locations.
(10)	Macy’s, Inc. owns 18 of these stores.

Operating Strategy

Our primary objective is to maximize the long-term value of our company for all of our stakeholders by reducing debt, lowering our cost of capital and stabilizing and growing net operating income (“NOI”), total earnings before income taxes, depreciation and amortization for real estate ("EBITDAre") and cash flows through a variety of methods as further discussed below.

NOI is a non-GAAP measure. For a description of NOI, a reconciliation from net income (loss) to NOI, and an explanation of why we believe this is a useful performance measure, see Non-GAAP Measure - Same-center Net Operating Income in “Results of Operations.”

Property Transformation Strategy

Since the formation of the predecessor company in 1978, we have built our portfolio with a strategy of owning dominant properties in dynamic and growing middle markets. Our properties play a vital role in the communities in which we are located. They serve as a center of commerce and large employment base. We are a valuable community member, partnering with local and regional organizations in civic engagements. Our properties also generate significant property and sales taxes that support programs in our communities. While the shifts in retail and, more recently, the impact of COVID-19, have had an effect on our business, we believe that our strong locations and continued implementation of our redevelopment and portfolio transformation strategy, as outlined below, will allow CBL to first stabilize and ultimately return to growth.

Our strategy of owning dominant properties in thriving markets has served the company well as CBL’s dominant locations generate significant demand from retail and non-retail users alike. This broad demand allows CBL to shift and evolve our portfolio as consumer preferences change. More recently, the rise of e-commerce and other changes have resulted in major shifts in the retail industry. Retailers, including many traditional department stores have culled their store base either proactively or through bankruptcy, closing brick-and-mortar retail stores. Several large anchor retailers, such as Sears and Bon-Ton, have liquidated the majority or all of their stores. While there is near term income loss and vacancy that results from the closures, we also utilize the closures as an opportunity to transform our traditional enclosed malls into a portfolio of dominant suburban town centers that offer a diversity of tenants and uses to enhance the experience and shopping conveniences for visitors. We began this strategy with our first major anchor redevelopment in 2013 and have grown the program in more recent years. While this strategy will take time to effect, we have already been successful in delivering an increasing number of non-retail uses to our properties such as hotels, residential facilities, medical facilities, offices and in 2020 we opened our first casino. While these uses and redevelopments can oftentimes demand significant capital, we have utilized several strategies such as land sales, ground leases, and joint ventures to mitigate the capital infusion while, at the same time, allowing us to effect transformational redevelopments.

In order to support the transformation of our assets into suburban town centers, our leasing and redevelopment efforts are focused on matching the targeted tenancy to the unique demands and demographics of the local market. We aggressively lease our properties in order to maximize cash flows, improve occupancy and facilitate an optimal merchandising mix that attracts today’s consumer, all with the end goal of enhancing the value of our assets. As leases mature, we seek to renew leases at higher gross rents as compared to the previous lease where possible. For underperforming tenants, rather than allow the lease to terminate, we may elect to renew leases at the same or lower gross rents generally for a shorter lease term of three years or less to limit downtime and revenue loss. This strategy allows us to maintain occupancy and revenue while providing our leasing team the time to identify a potential replacement. Additionally, this strategy provides the tenant with the opportunity to improve operations and sales, and eventually renew at a higher gross rent at the end of their lease term. Our new leasing efforts are focused on a broadening array of non-retail as well as successful retail uses including local, regional and national tenants. We have extensive existing relationships and continually canvas our markets as well as online sources for potential new relationships.

Redevelopments represent situations where we capitalize on opportunities to increase the productivity of previously occupied space through aesthetic upgrades, re-tenanting and/or changing the use of the space. We may use all or only a portion of the prior-tenant square footage. Many times, redevelopments result from acquiring or regaining possession of Anchor space (such as former Sears and Bon-Ton stores) and re-leasing to a single user, subdividing it into multiple spaces or razing the building for new development. When evaluating a redevelopment project, we review the stand-alone cost and returns, co-tenancy, as well as the impact that the project and new tenant(s) is expected to have on the rest of the property including the aesthetic impact and improvements to traffic and sales.

See Liquidity and Capital Resources section for information on the projects completed during 2020 and under construction at December 31, 2020.

Specialty Leasing, Branding and Sponsorship

We pursue opportunities to generate ancillary revenues and activate our properties when space is available for shorter terms through temporary leases and license agreements, as well as sponsorships and branding and promotional activities. These programs allow us to maximize revenues in our centers during downtime between permanent leases, as well as monetize other aspects of the property.

Management and Operations

We actively manage our properties including a focus on controlling operating costs while maintaining a high-quality customer experience. Where possible, we utilize national or regional contracts with vendors and service providers to generate cost and service efficiencies.

Active Portfolio Management and Asset Recycling

We actively manage our asset base with the goal of enhancing the overall quality and value of our portfolio. We regularly review our portfolio to identify assets that no longer fit our strategy or where we believe it appropriate to redeploy resources into higher growth opportunities. We also selectively acquire properties we believe can appreciate in value by increasing NOI through our redevelopment, leasing and management expertise. However, our primary focus at this time is on opportunities to acquire anchors at our Properties and utilize vacant land for future redevelopment and development uses.

Balance Sheet Strategy

Our balance sheet strategy is focused on reducing overall debt, extending our debt maturity schedule and lowering our overall cost of borrowings in order to limit maturity risk, improve net cash flow and enhance enterprise value. Beginning on November 1, 2020, the Debtors filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas, in Houston, TX in order to implement a plan to recapitalize the Company, including restructuring portions of its debt.

We also pursue opportunities to improve the terms of our secured property-level, mortgage loans including seeking lower interest rates and longer terms. We are exploring refinancing opportunities in the open lending market, as appropriate, in addition to working with our current lenders toward favorable modifications of existing loans.

Green Building Practices/ESG

We are committed to reducing waste through the use of environmentally friendly materials, domestic products, and the implementation of green building practices in our new development projects, redevelopments and renovations. We have completed more than 60 energy efficiency projects across our portfolio that have resulted in more than 40 million kWh saved annually. We have active cardboard or plastic recycling programs at 30 centers across our portfolio and have building management systems at nearly every property. These programs are ongoing as we strive to find ways to enhance our commitment to being environmentally conscious. More information on our sustainability, social responsibility and community involvement initiatives is available on dedicated web pages at cblproperties.com/about. The information on our web site is not, and should not be considered, a part of this Form 10-K.

Environmental Matters

A discussion of the current effects and potential impacts on our business and Properties of compliance with federal, state and local environmental regulations is presented in Item 1A of this Annual Report on Form 10-K under the subheading “Risks Related to Real Estate Investments and Our Business.”

Competition

The Properties compete with various shopping facilities in attracting retailers to lease space. In addition, retailers at our Properties face competition from discount shopping centers, outlet centers, wholesale clubs, direct mail, television shopping networks, the internet and other retail shopping developments. The extent of the retail and non-retail competition varies from market to market. We work aggressively to attract customers through marketing promotions and social media campaigns. Many of our retailers have adopted an omni-channel approach which leverages sales through both digital and traditional retailing channels.

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

Equity

Common Stock and Common Units

Our authorized common stock consists of 350,000,000 shares at $0.01 par value per share. We had 196,569,917 and 174,115,111 shares of common stock issued and outstanding as of December 31, 2020 and 2019, respectively. The Operating Partnership had 201,687,773 and 200,189,077 common units outstanding as of December 31, 2020 and 2019, respectively.

Preferred Stock

Our authorized preferred stock consists of 15,000,000 shares at $0.01 par value per share. See Note 10 to the consolidated financial statements for a description of our outstanding cumulative redeemable preferred stock.

Financial Information about Segments

See Note 13 to the consolidated financial statements for information about our reportable segments.

Human Capital

The driving force behind our business is our employees. We are committed to attracting, developing and retaining diverse individuals that further our inclusive culture. We promote collaboration and have employee led programs such as CBL Cares, which is designed to ensure engagement with and contributions to the communities we serve, including paid community service time. CBL Fit focuses on the whole person at work and serves as a strong advocate of perpetuating previous certification as a great place to work. CBL Social enables interconnectivity within the organization. In 2021, we are launching CBL Community as another employee-led program focusing on our collective commitment to advance diversity, equity, and inclusion in all forms.

We utilize a variety of means to ensure employee engagement remains high. In addition to providing competitive compensation and a comprehensive benefits program, CBL employees enjoy a wide range of learning and development opportunities: conferences, leadership programs including CBL U, our companywide sales force education conference, leadership and managerial content, introductory and refresher training in diversity, equity, and inclusion and cyber-security, and on-demand content including physical, mental/social, financial well-being as well as internal technology and tools for self-guided learning. As part of the benefits program, employees may further their formal education by way of a tuition reimbursement program.

CBL does not have any employees other than its statutory officers. Our Management Company had 418 full-time and 56 part-time employees as of December 31, 2020, of which 60% were female. Generationally, the population is nearly evenly represented across the Gen X, Gen Y and Baby Boomer array with an emerging presence of Gen Z and a meaningful contribution by Traditionalists. A testament to the strength of our culture: more than 60% of the team has been with CBL for five or more years. We enjoy direct relationships as none of our employees are represented by a union.

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

ITEM 1A. RISK FACTORS

Set forth below are certain factors that may adversely affect our business, financial condition, results of operations and cash flows. Any one or more of the following factors may cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. See “Cautionary Statement Regarding Forward-Looking Statements” contained herein on page 1. In addition, these risks could be heightened as a result of the COVID-19 pandemic.

RISK FACTOR SUMMARY

The following is a summary of the most significant risks relating to our business activities that we have identified. If any of these risks occur, our business, financial condition or results of operation, including our ability to generate cash and make distributions, could be materially adversely affected. For a more complete understanding of our material risk factors, this summary should be read in conjunction with the detailed description of our risk factors which follows this summary.

Risks Related to Our Voluntary Bankruptcy Filing

• The Amended RSA is subject to significant conditions and milestones that may be beyond our control and may be difficult for us to satisfy. If the Amended RSA is terminated, our ability to confirm and consummate the Amended Plan could be materially and adversely affected.

• We are subject to the risks and uncertainties associated with chapter 11 proceedings and may not be able to obtain confirmation of the Amended Plan as outlined in the Amended RSA.

• Upon emergence from bankruptcy, the composition of our Board of Directors may change significantly, and our historical financial information may not be indicative of our future financial performance.

• Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. It is possible that our equity securities will be cancelled pursuant to the Amended Plan and holders of any such equity securities will receive only such distributions as set forth in the Amended Plan, which may result in such holders being unable to recover their investments.

• Negotiating the Amended RSA, and the chapter 11 proceedings, has and will continue to consume a substantial portion of our management’s time and attention, which may adversely affect us and may increase employee attrition.

• If the Amended RSA is terminated our ability to confirm and consummate the Amended Plan could be materially and adversely affected.

• We depend on the continued presence of key personnel for critical management decisions.

• Transfers or issuances of equity before, or in connection with, our chapter 11 proceedings may impair our ability to utilize the existing tax basis in our assets, our federal income tax net operating loss carryforwards and other tax attributes.

• We have determined that there is substantial doubt about our ability to continue as a going concern.

Risks Related to Real Estate Investments and Our Business

• The current pandemic of the novel coronavirus, or COVID-19, has, and could continue to, materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance, as could any future outbreak of another highly infectious or contagious disease.

• Real property investments are subject to various risks, many of which are beyond our control, which could cause declines in the revenues and/or underlying value of one or more of our Properties. These include, among others:

➢

Adverse changes to national, regional and local economic conditions, including increased volatility in the capital and credit markets, as well as changes in consumer confidence and consumer spending patterns.

➢	Possible inability to lease space in our properties on favorable terms, or at all.

➢	Potential loss of one or more significant tenants, due to bankruptcies or consolidations in the retail industry.
➢	Local real estate market conditions, and the illiquidity of real estate investments.
➢	Adverse changes that cause us not to proceed with certain developments, redevelopments or expansions.
➢	Increased operating costs, such as repairs and maintenance, real property taxes, utility rates and insurance.
➢	Adverse changes in governmental regulations and related costs, including potential significant costs related to compliance with environmental laws.
➢	Competition from other retail facilities, and from alternatives to traditional retail such as online shopping.

• Certain of our Properties are subject to ownership interests held by third parties, whose interests may conflict with ours.

• Bankruptcy of joint venture partners could impose delays and costs on us with respect to jointly owned retail Properties.

• We identified a material weakness in internal control over financial reporting, which we may not remediate on a timely basis, and we may identify additional material weaknesses, which may result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations.

• Possible terrorist activity or other acts of violence could adversely affect our financial condition and results of operations. We also face possible risks associated with climate change.

• Increased expenses, decreased occupancy rates, tenants converting to gross leases and requesting deferrals and rent abatements may not allow us to recover the majority of our CAM, real estate taxes and other operating expenses.

• Our Properties may be subject to impairment charges, which could impact our compliance with certain debt covenants and could otherwise adversely affect our financial results.

• While cybersecurity attacks, to date, have not materially impacted our financial results, future cyber-attacks, cyber intrusions or other disruptions of our information technology networks could disrupt our operations, compromise confidential information and adversely impact our financial condition.

• Pending litigation could distract our officers from attending to the Company’s business and could have a material adverse effect on our business, financial condition and results of operation.

• Certain agreements with prior owners of Properties that we have acquired may inhibit our ability to enter into future sale or refinancing transactions affecting such Properties.

• Uninsured losses could adversely affect us, and in the future our insurance may not cover acts of terrorism.

Risks Related to Debt and Financial Markets

• A deterioration of the capital and credit markets could adversely affect our ability to access funds and the capital needed to refinance debt or obtain new debt.

• Our indebtedness is substantial and could impair our ability to obtain additional financing.

• Rising interest rates could both increase our borrowing costs, thereby adversely affecting our cash flows and the amounts available for distributions to our stockholders, and decrease our stock price, if investors seek higher yields through other investments.

• We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined.

• The agreements governing our debt, including our senior credit facility and the indentures governing our Notes, contain various covenants that impose restrictions on us that may affect our ability to operate our business.

• Federal and state statutes allow courts, under specific circumstances, to void guarantees and require holders of indebtedness and lenders to return payments received from guarantors.

Risks Related to Dividends and Our Stock

• A delisting of our stock from the NYSE could have materially adverse effects on our business, financial condition and results of operations.

• Our post-bankruptcy capital structure is yet to be determined, and any changes to our capital structure may have a material adverse effect on existing debt and security holders.

• We have suspended paying dividends on our common stock and preferred stock and distributions on our units and we cannot assure you of our ability to pay dividends or distributions in the future or the amount of any dividends or distributions.

• As a result of the cumulative, unpaid dividends on our preferred stock we are no longer eligible to register the offer and sale of securities on SEC Form S-3.

• Our ability to pay dividends on our common and preferred stock depends on the distributions we receive from our Operating Partnership, through which we conduct substantially all of our business.

Risks Related to Geographic Concentrations

• Our Properties are located principally in the southeastern and midwestern United States, so our business is subject generally to economic conditions in these regions and, in particular, to adverse economic developments affecting the operating results of Properties in our five largest markets.

Risks Related to Federal Income Tax Laws

• We conduct a portion of our business through taxable REIT subsidiaries, which are subject to certain tax risks.

• Complying with REIT requirements might cause us to forego otherwise attractive opportunities, and failing to qualify as a REIT would reduce our funds available for distribution to stockholders.

• Transfers of our capital stock to any person in excess of the ownership limits necessary to maintain our status as a REIT would be deemed void ab initio, and those shares would automatically be transferred to a non-affiliated charitable trust.

• We must satisfy minimum distribution requirements to maintain our status as a REIT, which may limit the amount of cash available for use in growing our business.

• Holders of common units and special common units in the Operating Partnership may have income tax liability attributable to their ownership of such units in excess of cash distributions.

Risks Related to Our Organizational Structure

• The ownership limit described above, as well as certain provisions in our certificate of incorporation and bylaws, and certain provisions of Delaware law, may hinder any attempt to acquire us.

• Certain ownership interests held by members of our senior management may tend to create conflicts of interest between such individuals and the interests of the Company and our Operating Partnership.

RISKS RELATED TO OUR VOLUNTARY BANKRUPTCY FILING

Beginning on November 1, 2020, the Debtors filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas, in Houston, TX in order to implement a chapter 11 plan to recapitalize the Company, including restructuring portions of its debt.

The Amended RSA is subject to significant conditions and milestones that may be beyond our control and may be difficult for us to satisfy. If the Amended RSA is terminated, our ability to confirm and consummate the Amended Plan could be materially and adversely affected.

The Amended RSA sets forth certain conditions we must satisfy, including the timely satisfaction of milestones in the Chapter 11 Cases, such as confirmation of the Amended Plan and effectiveness of the Amended Plan. Our ability to timely complete such milestones is subject to risks and uncertainties that may be beyond our control. The Amended RSA gives the Consenting Noteholders and Consenting Bank Lenders the ability to terminate the Amended RSA under certain circumstances, including the failure of certain conditions to be satisfied. Should a termination event occur, all obligations of the parties to the Amended RSA may terminate. A termination of the Amended RSA may result in the loss of support for the Amended Plan, which could adversely affect our ability to confirm and consummate the Amended Plan. If the Amended Plan is not consummated, there can be no assurance that any new plan would be as favorable to holders of claims as the current Plan and our chapter 11 proceedings could become protracted, which could significantly and detrimentally impact our relationships with vendors, suppliers, employees, and tenants.

We will be subject to the risks and uncertainties associated with chapter 11 proceedings.

As a consequence of our filing for relief under chapter 11 of the Bankruptcy Code, our operations and our ability to develop and execute our business plan, and our continuation as a going concern, will be subject to the risks and uncertainties associated with bankruptcy. These risks include the following:

•	our ability to prosecute, confirm and consummate the Amended Plan or another plan of reorganization with respect to the chapter 11 proceedings;
•	the high costs of bankruptcy proceedings and related fees;
•	if required, our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence;
•	our ability to maintain our relationships with our suppliers, service providers, tenants, employees and other third parties;
•	our ability to maintain contracts that are critical to our operations;
•	our ability to execute our business plan in the current depressed commodity price environment;
•	the ability to attract, motivate and retain key employees;
•	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;
•	the ability of third parties to seek and obtain court approval to convert the chapter 11 proceedings to chapter 7 proceedings; and

•	the actions and decisions of our creditors and other third parties who have interests in our chapter 11 proceedings that may be inconsistent with our plans.

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

We may not be able to obtain confirmation of the Amended Plan as outlined in the Amended RSA.

There can be no assurance that the Amended Plan as outlined in the Amended RSA (or any other plan of reorganization) will be approved by the Bankruptcy Court, so we urge caution with respect to existing and future investments in our securities.

The success of any reorganization will depend on approval by the Bankruptcy Court and the willingness of existing debt and security holders to agree to the exchange or modification of their interests as outlined in the Amended Plan, and there can be no guarantee of success with respect to the Amended Plan or any other plan of reorganization. We might receive official objections to confirmation of the Amended Plan from the various stakeholders in the chapter 11 proceedings. We cannot predict the impact that any objection might have on the Amended Plan or on a Bankruptcy Court's decision to confirm the Amended Plan. Any objection may cause us to devote significant resources in response which could materially and adversely affect our business, financial condition and results of operations.

If the Amended Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if any, distributions holders of claims against us, including holders of our secured and unsecured debt and equity, would ultimately receive with respect to their claims. There can be no assurance as to whether we will successfully reorganize and emerge from chapter 11 or, if we do successfully reorganize, as to when we would emerge from chapter 11. If no plan of reorganization can be confirmed, or if the Bankruptcy Court otherwise finds that it would be in the best interest of holders of claims and interests, the chapter 11 cases may be converted to cases under chapter 7 of the Bankruptcy Code, pursuant to which a trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code.

Upon emergence from bankruptcy, our historical financial information may not be indicative of our future financial performance.

Our capital structure will be significantly altered under the Amended Plan. Under fresh-start reporting rules that may apply to us upon the effective date of the Amended Plan (or any alternative plan of reorganization), our assets and liabilities would be adjusted to fair values and our accumulated deficit would be restated to zero. Accordingly, if fresh-start reporting rules apply, our financial condition and results of operations following our emergence from chapter 11 would not be comparable to the financial condition and results of operations reflected in our historical financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

The pursuit of the Amended RSA has consumed, and the chapter 11 proceedings will continue to consume, a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

Although the Amended Plan is designed to minimize the length of our chapter 11 proceedings, it is impossible to predict with certainty the amount of time that we may spend in bankruptcy or to assure parties in interest that the Amended Plan will be confirmed. The chapter 11 proceedings will involve additional expense and our management will be required to spend a significant amount of time and effort focusing on the proceedings. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the chapter 11 proceedings are protracted.

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

If the Amended RSA is terminated, our ability to confirm and consummate the Amended Plan could be materially and adversely affected.

The Amended RSA contains a number of termination events, upon the occurrence of which certain parties to the Amended RSA may terminate the agreement. If the Amended RSA is terminated as to all parties thereto, each of the parties will be released from its obligations in accordance with the terms of the Amended RSA. Such termination may result in the loss of support for the Amended Plan by the parties to the Amended RSA, which could adversely affect our ability to confirm and consummate the Amended Plan. If the Amended Plan is not consummated, there can be no assurance that any new Plan would be as favorable to holders of claims against the Company and its subsidiaries as contemplated by the Amended RSA.

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

Under the Amended Plan, the composition of our Board of Directors may change significantly. Any new directors are likely to have different backgrounds, experiences and perspectives from those individuals who previously served on the Board and, thus, may have different views on the issues that will determine our future. As a result, our future strategy and plans may differ materially from those of the past.

Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. It is possible that our equity securities will be cancelled pursuant to the Amended Plan and holders of any such equity securities will receive only such distributions as set forth in the Amended Plan, which may result in such holders being unable to recover their investments.

A significant amount of our indebtedness is senior to the common stock and preferred stock in our capital structure. It is possible that these equity interests may be cancelled and extinguished upon the approval of the Bankruptcy Court and the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests. In the event of a cancellation of these equity interests, amounts invested by such holders in our outstanding equity securities will not be recoverable. Under the Amended RSA, if holders of our common stock vote to accept the Amended Plan, as a class, each holder will receive its pro rata share of 5.5% of the new common equity interests (subject to dilution). Likewise, if holders of our preferred stock vote to accept the Amended Plan, as a class, each holder will receive its pro rata share of 5.5% of the new common equity interests (subject to dilution). If, however, holders of our preferred stock vote to reject the Amended Plan, as a class, each holder will receive nothing on account of its preferred stock interest. Further, if our plan of reorganization is not approved, our currently outstanding common stock and preferred stock may have no value. Trading prices for our equity securities are very volatile and may bear little or no relationship to the actual recovery, if any, by the holders of such securities in the Chapter 11 Cases. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in our equity securities and any of our other securities.

Transfers of our equity, or issuances of equity before or in connection with our chapter 11 proceedings, may impair our ability to utilize the existing tax basis in our assets, our federal income tax net operating loss carryforwards and other tax attributes during the current year and in future years.

Under federal income tax law, a corporation is generally permitted to offset net taxable income in a given year with net operating losses carried forward from prior years, and its existing adjusted tax basis in its assets may be used to offset future gains or to generate annual cost recovery deductions. We have significant “net unrealized built-in loss” (NUBIL) (i.e., adjusted tax basis in excess of the fair market value of our assets) and net operating loss carryforwards that are not subject to any section 382 limitations.

Our ability to utilize future tax deductions, net operating loss carryforwards and other tax attributes to offset future taxable income is subject to certain requirements and restrictions. In order to qualify for taxation as a “real estate investment trust,” we must meet various requirements including a requirement to distribute 90% of our taxable income; and, to avoid paying corporate income tax, we must distribute 100% of our taxable income. If we do experience an "ownership change," as defined in section 382 of the Internal Revenue Code, during or in connection with the restructuring process, then our ability to use future tax deductions, net operating loss carryforwards and other tax attributes to offset future taxable income may be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, there is an "ownership change" if one or more stockholders owning 5% or more of a corporation's common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over a prescribed testing period. Under section 382 and section 383 of the Internal Revenue Code, absent an applicable exception, if a corporation undergoes an "ownership change", certain future tax deductions, net operating loss carryforwards and other tax attributes that may be utilized to offset future taxable income generally are subject to an annual limitation (though “recognized built-in losses” arising from our NUBIL will only be subject to limitation if they are recognized within 5 years of the “ownership change”).

Whether or not future tax deductions, net operating loss carryforwards and other tax attributes are subject to limitation under section 382, net operating loss carryforwards and other tax attributes are expected to be further reduced by the amount of discharge of indebtedness arising in our Chapter 11 Cases under section 108 of the Internal Revenue Code.

We have received an order from the Bankruptcy Court approving potential restrictions on certain transfers of our stock to limit the risk of an "ownership change" prior to our emergence from restructuring in our chapter 11 proceedings. We anticipate that the implementation of our plan of reorganization will result in an "ownership change." If so, certain future tax deductions, net operating loss carryforwards and other tax attributes will become impaired, with the extent of such impairment dependent on the impact of special tax law rules under section 382(l)(6) of the Internal Revenue Code, applicable to an "ownership change" that occurs as part of a chapter 11 plan.

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

As described in Item 1 under Voluntary Reorganization under Chapter 11, the Debtors commenced the Chapter 11 Cases under Chapter 11 of the Bankruptcy Code. The filing of the Chapter 11 Cases constituted an event of default that resulted in certain monetary obligations becoming immediately due and payable with respect to the secured credit facility and the senior unsecured notes. The filing of the Chapter 11 Cases also constituted an event of default with respect to certain property-level debt of the Operating Partnership’s subsidiaries, which may have resulted in automatic acceleration of certain monetary obligations or may give the applicable lender the right to accelerate such amounts.

Given the acceleration of the senior secured credit facility, the senior unsecured notes and certain property-level debt, as well as the inherent risks, unknown results and inherent uncertainties associated with the bankruptcy process and the direct correlation between these matters and our ability to satisfy our financial obligations that may arise, the Company believes that there is substantial doubt that it will continue to operate as a going concern within one year after the date these consolidated financial statements are issued. The Company’s ability to continue as a going concern is contingent upon its ability to successfully implement the Amended Plan set forth in the Amended RSA, which is pending approval of the Bankruptcy Court. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern.

RISKS RELATED TO REAL ESTATE INVESTMENTS AND OUR BUSINESS

The current pandemic of the novel coronavirus, or COVID-19 has, and could continue to, materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance, as could any future outbreak of another highly infectious or contagious disease.

Since being reported in December 2019, COVID-19 spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

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

Certain states and cities, including where we own properties and where our corporate headquarters is located, reacted by instituting quarantines, restrictions on travel, “shelter-in-place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. The Company cannot predict if additional states and cities will implement similar restrictions or when any such new restrictions might be lifted. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including the retail industry in which the Company and our tenants operate.

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

A number of factors may decrease the income generated by a retail shopping center property, including:

•

national, regional and local economic climates, which may be negatively impacted by loss of jobs, production slowdowns, adverse weather conditions, natural disasters, acts of violence, war, riots or terrorism, declines in residential real estate activity and other factors which tend to reduce consumer spending on retail goods;

•

pandemic outbreaks, including COVID-19, or the threat of pandemic outbreaks, which could cause customers of our tenants to avoid public places where large crowds are in attendance, such as shopping centers and related entertainment, hotel, office or restaurant properties operated by our tenants;

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
•

any inability to obtain sufficient financing (including construction financing, permanent debt, secured and unsecured notes issuances, lines of credit and term loans), or the inability to obtain such financing on commercially favorable terms, to fund repayment of maturing loans, new developments, acquisitions, and property redevelopments, expansions and renovations which otherwise would benefit our Properties; and

•	an environment of rising interest rates, which could negatively impact both the value of commercial real estate such as retail shopping centers and the overall retail climate.

Illiquidity of real estate investments could significantly affect our ability to respond to adverse changes in the performance of our Properties and harm our financial condition.

Substantially all our consolidated assets consist of investments in real properties. Because real estate investments are relatively illiquid, our ability to quickly sell one or more Properties in our portfolio in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand for space, that are beyond our control. We cannot predict whether we will be able to sell any Property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a Property. In addition, current economic and capital market conditions might make it more difficult for us to sell Properties or might adversely affect the price we receive for Properties that we do sell, as prospective buyers might experience increased costs of debt financing or other difficulties in obtaining debt financing.

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

We own partial interests in 13 malls, 7 associated centers, 6 community centers, 2 office buildings, a hotel development, a residential development and 4 self-storage facilities. We have interests in 5 malls, 1 associated center, 2 community centers, a hotel development, a residential development and four self-storage facilities that are all owned by unconsolidated joint ventures and are managed by a property manager that is affiliated with the third-party partner, which receives a fee for its services. The third-party partner of each of these Properties controls the cash flow distributions, although our approval is required for certain major decisions. We have interests in two malls that are owned by consolidated joint ventures and managed by a property manager that is affiliated with the third-party partner, which receives a fee for its services.

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

In addition to the possible effects on our joint ventures of our bankruptcy filing, the bankruptcy of one of the other investors in any of our jointly owned shopping centers could materially and adversely affect the relevant Property or Properties. Under the bankruptcy laws, we would be precluded from taking some actions affecting the estate of the other investor without prior approval of the bankruptcy court, which would, in most cases, entail prior notice to other parties and a hearing in the bankruptcy court. At a minimum, the requirement to obtain court approval may delay the actions we would or might want to take. If the relevant joint venture through which we have invested in a Property has incurred recourse obligations, the discharge in bankruptcy of one of the other investors might result in our ultimate liability for a greater portion of those obligations than we would otherwise bear.

We may be unable to lease space in our properties on favorable terms, or at all.

Our results of operations depend on our ability to continue to lease space in our properties, including vacant space and re-leasing space in properties where leases are expiring, optimizing our tenant mix, or leasing properties on economically favorable terms. Because we have leases expiring annually, we are continually focused on leasing our properties. Similarly, we are pursuing a strategy of replacing expiring short-term leases with long-term leases. For more information on lease expirations see Mall Lease Expirations and Other Property Type Lease Expirations.

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

A material weakness in internal control over financial reporting has been identified. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. See Part I, Item 4 above for further details. We are planning to remediate the material weakness by hiring additional personnel to enable the Company and the Operating Partnership to meet their financial reporting requirements, and we may utilize outside advisors to assist on a short-term basis. These remediation measures may be time consuming and costly, and might place significant demands on our financial, accounting and operational resources. In addition, there is no assurance that we will be successful in hiring the necessary personnel in a timely manner, or at all.

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

We believe that our Properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. As of December 31, 2020, we have recorded in our consolidated financial statements a liability of $2.8 million related to potential future asbestos abatement activities at our Properties which are not expected to have a material impact on our financial condition or results of operations. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former Properties. Therefore, we have not recorded any liability related to hazardous or toxic substances. Nevertheless, it is possible that the environmental assessments available to us do not reveal all potential environmental liabilities. It is also possible that subsequent investigations will identify material contamination, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties has not been or will not be affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties or by third parties unrelated to us, the Operating Partnership or the relevant Property's partnership.

Possible terrorist activity or other acts of violence could adversely affect our financial condition and results of operations.

Future terrorist attacks in the United States, and other acts of violence, including domestic or international terrorism or war, might result in declining consumer confidence and spending, which could harm the demand for goods and services offered by our tenants and the values of our Properties, and might adversely affect an investment in our securities. A decrease in retail demand could make it difficult for us to renew or re-lease our Properties at lease rates equal to or above historical rates and, to the extent our tenants are affected, could adversely affect their ability to continue to meet obligations under their existing leases. Terrorist activities also could directly affect the value of our Properties through damage, destruction or loss. Furthermore, terrorist acts might result in increased volatility in national and international financial markets, which could limit our access to capital or increase our cost of obtaining capital.

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

Clauses in leases with certain tenants in our properties frequently may include inducements, such as reduced rent and tenant allowance payments, which can reduce our rents and Funds From Operations (“FFO”), and adversely impact our financial condition and results of operation.

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

Increased operating expenses, decreased occupancy rates, tenants converting to gross leases and requesting deferrals and rent abatements may not allow us to recover the majority of our CAM, real estate taxes and other operating expenses from our tenants, which could adversely affect our financial position, results of operations and funds available for future distributions.

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

We monitor events or changes in circumstances that could indicate the carrying value of a long-lived asset may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of a long-lived asset may not be recoverable, we assess the recoverability of the asset by determining whether the asset’s carrying value will be recovered through the estimated undiscounted future cash flows expected from our probability weighted use of the asset and its eventual disposition. In the event that such undiscounted future cash flows do not exceed the carrying value, we adjust the carrying value of the long-lived asset to its estimated fair value and recognize an impairment loss. The estimated fair value is calculated based on the following information, in order of preference, depending upon availability: (Level 1) recently quoted market prices, (Level 2) market prices for comparable properties, or (Level 3) the present value of future cash flows, including estimated salvage value. Certain of our long-lived assets may be carried at more than an amount that could be realized in a current disposition transaction. Projections of expected future operating cash flows require that we estimate future market rental income amounts subsequent to expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the Property, and the number of years the Property is held for investment, among other factors. As these assumptions are subject to economic and market uncertainties, they are difficult to predict and are subject to future events that may alter the assumptions used or management’s estimates of future possible outcomes. Therefore, the future cash flows estimated in our impairment analyses may not be achieved. During 2020, we recorded a loss on impairment of real estate totaling $213.4 million, which primarily related to six malls. See Note 17 to the consolidated financial statements for further details.

Breaches or other adverse cybersecurity incidents on our systems or those of our service providers or business partners could expose us to liability and lead to the loss or compromise of our information, including confidential information, sensitive information and intellectual property, and could result in a material adverse effect on our business and financial condition.

As a regular part of our business operations, we rely on IT systems and network infrastructure, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records. We rely on our own systems and also outsource some of our business requirements through service providers and other business partners pursuant to agreements. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by internal actors, computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems and infrastructure – and those of our providers/partners – are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems) and, in some cases, may be critical to the operations of certain of our tenants.

We have experienced adverse security incidents. All incidents experienced to date have been minor in scope and impact, were resolved quickly, had no material impact on the Company’s reputation, financial performance, customer or vendor relationships, and posed no material risk of potential litigation or regulatory investigations or actions. We expect unauthorized parties to continue to attempt to gain access to our systems or information, and/or those of our business partners and service providers. Cyber-attacks targeting our infrastructure could result in a full or partial disruption of our operations, as well as those of our tenants.

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

The compromise of our or our business partners’ or service providers’ technology systems resulting in the loss, disclosure, misappropriation of, or access to, our information or that of our tenants, employees or business partners or failure to comply with ever-evolving regulatory obligations or contractual obligations with respect to such information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disruption to our operations and damage to our reputation, any or all of which could adversely affect our business. The costs to remediate breaches and similar system compromises that do occur could be material. In addition, as cybercriminals become more sophisticated, the cost of proactive defensive measures continues to increase.

Although we and our service providers/business partners have implemented processes, procedures and controls to help mitigate these risks, there can be no assurance that these measures, as well as our increased awareness of the risk of cyber incidents, will be effective or that attempted or actual security incidents, breaches or system disruptions that could be damaging to us or others will not occur. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

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

The general liability and property casualty insurance policies on our Properties currently include coverage for losses resulting from acts of terrorism, as defined by TRIPRA. While we believe that the Properties are adequately insured in accordance with industry standards, the cost of general liability and property casualty insurance policies that include coverage for acts of terrorism has risen significantly subsequent to September 11, 2001. The cost of coverage for acts of terrorism is currently mitigated by the Terrorism Risk Insurance Act (“TRIA”). In January 2015, Congress reinstated TRIA under the Terrorism Risk Insurance Program Reauthorization Act of 2015 ("TRIPRA") and extended the program through December 31, 2020. Under TRIPRA, the amount of terrorism-related insurance losses triggering the federal insurance threshold will be raised from $180 million in 2019 to $200 million in 2020. Additionally, the bill increases insurers' co-payments for losses exceeding their deductibles, in annual steps, from 19% in 2019 to 20% in 2020. Each of these changes may have the effect of increasing the cost to insure against acts of terrorism for property owners, such as the Company, notwithstanding the other provisions of TRIPRA. In December 2019, Congress further extended TRIPRA through December 31, 2027. If TRIPRA is not continued beyond 2027 or is significantly modified, we may incur higher insurance costs and experience greater difficulty in obtaining insurance that covers terrorist-related damages. Our tenants may also have similar difficulties.

RISKS RELATED TO DEBT AND FINANCIAL MARKETS

A deterioration of the capital and credit markets could adversely affect our ability to access funds and the capital needed to refinance debt or obtain new debt.

We are significantly dependent upon external financing to fund the growth of our business and ensure that we meet our debt servicing requirements. Our access to financing depends on the willingness of lending institutions to grant credit to us and conditions in the capital markets in general. An economic recession may cause extreme volatility and disruption in the capital and credit markets. We rely upon our credit facility as a source of funding for numerous transactions. Our access to these funds is dependent upon the ability of each of the participants to the credit facility to meet their funding commitments. When markets are volatile, access to capital and credit markets could be disrupted over an extended period of time and many financial institutions may not have the available capital to meet their previous commitments. The failure of one or more significant participants to our credit facility to meet their funding commitments could have an adverse effect on our financial condition and results of operations. This may make it difficult to obtain the financing we may need for future growth and/or to meet our debt service obligations as they mature. Although, prior to the commencement of our current Chapter 11 Cases, we have successfully obtained debt for refinancings and retirement of our maturing debt, acquisitions and the construction of new developments and redevelopments in the past, we cannot make any assurances as to whether we will be able to obtain debt in the future, or that the financing options available to us will be on favorable or acceptable terms.

Our indebtedness is substantial and could impair our ability to obtain additional financing.

Prior to the filing of the Chapter 11 Cases, we were a highly leveraged company. At December 31, 2020, our pro-rata share of consolidated and unconsolidated debt outstanding was approximately $4,388.7 million, which is net of unamortized deferred financing costs. Our total share of consolidated and unconsolidated debt maturing in 2021, 2022 and 2023 giving effect to all maturity extensions that are available at our election, was approximately $539.2 million, $498.4 million and $1,764.1 million, respectively. Additionally, we had $61.6 million of debt, at our share, which matured in 2019, related to a non-recourse loan that was in default. See Note 8 and Note 9 to the consolidated financial statements for more information.

Our leverage and the limitations imposed on us by our financing arrangements and debt service obligations could have important consequences. For example, it could:

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

The filing of the Chapter 11 Cases constituted an event of default that resulted in certain monetary obligations becoming immediately due and payable with respect to the secured credit facility and the senior unsecured notes. The filing of the Chapter 11 Cases also constituted an event of default with respect to certain property-level debt of the Operating Partnership’s subsidiaries, which may have resulted in the automatic acceleration of certain monetary obligations or may give the applicable lender the right to accelerate such amounts. Any efforts to enforce such payment obligations due under our debt instruments are subject to the applicable provisions of the Bankruptcy Code. See Note 2 and Liquidity and Capital Resources for additional information.

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

An environment of rising interest rates could lead holders of our securities to seek higher yields through other investments, which could adversely affect the market price of our stock. As noted above, we currently have suspended all distributions on our outstanding common and preferred stock, as well as on outstanding Operating Partnership Units, which will magnify such adverse impacts. One of the factors that has likely influenced the price of our stock in public markets during prior periods when we were making such distributions is the annual distribution rate we paid as compared with the yields on alternative investments. Further, numerous other factors, such as governmental regulatory action and tax laws, could have a significant impact on the future market price of our stock. In addition, increases in market interest rates could result in increased borrowing costs for us, which could be expected to adversely affect our cash flow and the amounts available for distributions to our stockholders and the Operating Partnership’s unitholders.

As of December 31, 2020, our total share of consolidated and unconsolidated variable-rate debt was $1,304.5 million. Increases in interest rates will increase our cash interest payments on the variable-rate debt we have outstanding from time to time. If we do not have sufficient cash flow from operations, we might not be able to make all required payments of principal and interest on our debt, which could result in a default or have a material adverse effect on our financial condition and results of operations, and which might have further adverse effects on our cash flow and our ability to make distributions to shareholders. These significant debt payment obligations might also require us to use a significant portion of our cash flow from operations to make interest and principal payments on our debt rather than for other purposes such as working capital, capital expenditures or any resumption of distributions to holders of our equity securities.

We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined.

It is also important to note that our variable-rate debt uses LIBOR as a benchmark for establishing the rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments cannot be entirely predicted but could include an increase in the cost of our variable-rate debt.

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

The agreements governing our debt, including our senior credit facility and the indentures governing our Notes, contain various covenants that impose restrictions on us that may affect our ability to operate our business.

The filing of the Chapter 11 Cases constituted an event of default that resulted in certain monetary obligations becoming immediately due and payable with respect to the secured credit facility and the Notes. The filing of the Chapter 11 Cases also constituted an event of default with respect to certain property-level debt of the Operating Partnership’s subsidiaries, which may have resulted in the automatic acceleration of certain monetary obligations or may give the applicable lender the right to accelerate such amounts. Due to the Chapter 11 Cases, however, the creditors’ ability to exercise remedies against the Debtors under their respective credit agreements and debt instruments was stayed as of the date of the Chapter 11 petition and continues to be stayed.

Other agreements that we enter into governing our debt, including in connection with the Chapter 11 Cases, have or will contain covenants that impose restrictions on us. These restrictions on our ability to operate our business could harm our business by, among other things, limiting our ability to take advantage of corporate opportunities. Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions.

We may not be able to generate sufficient cash flow to meet our debt service obligations.

Our ability to meet our debt service obligations on, and to refinance, our indebtedness, and to fund our operations, working capital, acquisitions, capital expenditures and other important business uses, depends on our ability to generate sufficient cash flow in the future. To a certain extent, our cash flow is subject to general economic, industry, financial, competitive, operating, legislative, regulatory and other factors, many of which are beyond our control.

We cannot be certain that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us in an amount sufficient to enable us to meet our debt service obligations on our indebtedness, or to fund our other important business uses. Additionally, if we incur additional indebtedness in connection with future acquisitions or development projects or for any other purpose, our debt service obligations could increase significantly and our ability to meet those obligations could depend, in large part, on the returns from such acquisitions or projects, as to which no assurance can be given.

We may need to refinance all or a portion of our indebtedness, at or prior to maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:

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

We may be able to incur substantial additional indebtedness in the future. Although the agreements governing our existing revolving credit facility, term loans, Notes and certain other indebtedness do, and the agreements governing our financing arrangements upon emergence from the Chapter 11 Cases will, limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. To the extent that we incur substantial additional indebtedness in the future, the risks associated with our substantial leverage described above, including our inability to meet our debt service obligations, would be exacerbated.

Federal and state statutes allow courts, under specific circumstances, to void guarantees and require holders of indebtedness and lenders to return payments received from guarantors.

Under the federal bankruptcy law and comparable provisions of state fraudulent transfer laws, a guarantee, such as the limited guarantee of the Notes provided by CBL or any future guarantee issued by any subsidiary of the Operating Partnership, could be voided and required to be returned to the guarantor, or to a fund for the benefit of the creditors of the guarantor, if, among other things, the guarantor, at the time it incurred the indebtedness evidenced by its guarantee (i) received less than reasonably equivalent value or fair consideration for the incurrence of the guarantee and (ii) one of the following was true with respect to the guarantor:

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

RISKS RELATED TO DIVIDENDS AND OUR STOCK

A delisting of our stock from the NYSE could have materially adverse effects on our business, financial condition and results of operations.

On November 2, 2020, the NYSE announced that it had suspended trading in the Company’s common stock due to its “abnormally low” trading price levels, and had determined to commence proceedings to delist the Company’s common stock, as well as the depositary shares each representing a 1/10th fractional share of the Company’s Series D Preferred Stock and the depositary shares each representing a 1/10th fractional share of the Company’s Series E Preferred Stock. While the Company has appealed this decision in accordance with NYSE rules, and the appeal is still in process, there can be no assurance that an appeal will be successful. In the meantime, the Company’s common stock and the depositary shares are currently trading on the OTC Markets, operated by the OTC Markets Group, Inc., under the symbols “CBLAQ”, “CBLDQ” and “CBLEQ”, respectively. The over-the-counter markets are a more limited market than the NYSE and it is likely that there will be significantly less liquidity in the trading of our common and preferred stock.

The suspension of trading and potential delisting of our common stock could have material adverse effects on our business, financial condition and results of operations due to, among other things:

•	reduced trading liquidity and market prices for our common and preferred stock ;
•

decreased number of institutional and other investors willing to hold or acquire our stock, coverage by securities analysts, market making activity and information available concerning trading prices and volume, as well as fewer broker-dealers willing to execute trades in our stock, thereby further restricting our ability to obtain equity financing;

•	resulting event of default or noncompliance under certain of our debt facilities and other agreements; and
•	reduced ability to retain, attract and motivate our directors, officers and employees by means of equity compensation.

Our post-bankruptcy capital structure is yet to be determined, and any changes to our capital structure may have a material adverse effect on existing debt and security holders.

Our post-bankruptcy capital structure has yet to be determined and will likely be set pursuant to a Chapter 11 plan that requires Bankruptcy Court approval. The reorganization of our capital structure may include exchanges of new debt or equity securities for our existing debt, equity securities, and claims against us. Such new debt may be issued at interest rates, payment schedules and maturities different than our existing debt securities. Existing equity securities are subject to a high risk of being cancelled or replaced with new equity securities representing a significantly reduced equity interest in our Company following completion of the reorganization. The success of a reorganization through any such exchanges or modifications will depend on approval by the Bankruptcy Court and the willingness of sufficient numbers of existing debt and security holders holding sufficient amounts of debt to agree to the exchange or modification, subject to the provisions of the Bankruptcy Code, and there can be no guarantee of success. If such exchanges or modifications are successful, holders of our debt or of other claims against us may find their holdings no longer have any value or are materially reduced in value, or they may be converted to equity and be diluted or may be modified or replaced by debt with a principal amount that is less than the outstanding principal amount, longer maturities and reduced interest rates. Holders of our common stock may also find that their holdings no longer have any value and face highly uncertain or no recoveries under a plan. There can be no assurance that any new debt or equity securities will maintain their value at the time of issuance. If existing debt or equity holders are adversely affected by a reorganization, it may adversely affect our ability to issue new debt or equity in the future. Although we cannot predict how the claims and interests of stakeholders in the Chapter 11 Cases, including holders of common stock, will ultimately be resolved, we expect that common stock holders will not receive a recovery through any Chapter 11 plan unless the holders of more senior claims and interests, such as secured and unsecured indebtedness (which indebtedness is currently trading at a significant discount), are paid in full. Consequently, there is a significant risk that the holders of our common stock would receive no recovery in the Chapter 11 Cases and that our common stock will be worthless.

We have suspended paying dividends on our common stock and preferred stock and we cannot assure you of our ability to pay dividends in the future or the amount of any dividends.

Prior to the commencement of the Chapter 11 Cases, our board of directors determined to suspend paying a dividend on our common stock and preferred stock, as well as distributions to the Operating Partnership’s outstanding common units, preferred units, Series S special common units (the “S-SCUs”), Series L special common units (the “L-SCUs”) and Series K special common units (the “K-SCUs”) (collectively, the “OP Units”). In making this determination, our board of directors considered a variety of relevant factors, including, without limitations, REIT minimum distribution requirements, the amount of cash available for distribution, restrictions under Delaware law, capital expenditures and reserve requirements and general operational requirements.

The dividend arrearage created by our board of directors’ decision to suspend the dividends that continue to accrue on our outstanding preferred stock (and the Operating Partnership’s distributions to its preferred units of limited partnership underlying our outstanding preferred shares) also require, pursuant to the terms of our relevant governing documents, that we not resume any payment of dividends on our common stock unless full cumulative dividends accrued with respect to our preferred stock (and such underlying preferred units) for all past quarters and the then-current quarter are first declared and paid in cash, or declared with a sum sufficient for the payment thereof having been set apart for such payment in cash. In addition, for so long as this distribution suspension results in the existence of a distribution shortfall (as described in the Partnership Agreement of the Operating Partnership) with respect to any of the S-SCUs, the L-SCUs or the K-SCUs (an “SCU Distribution Shortfall”), the terms of the Operating Partnership Agreement state that we (i) may not cause the Operating Partnership to resume distributions to holders of its outstanding common units of limited partnership until all holders of SCUs have received distributions sufficient to satisfy the SCU Distribution Shortfall for all prior quarters and the then-current quarter (which effectively also would prevent the resumption of common stock dividends, since our common stock dividends are funded by distributions the Company receives on the underlying common units it holds in the Operating Partnership) and (ii) may not elect to settle any exchange requested by a holder of common units of the Operating Partnership in cash, and may only settle any such exchange through the issuance of shares of common stock or other Units of the Operating Partnership ranking junior to any such units as to which a distribution shortfall exists. Our board of directors prospectively approved that, to the extent any partners exercise any or all of their exchange rights while the existence of the SCU Distribution Shortfall requires an exchange to be settled through the issuance of shares of common stock or other units of the Operating Partnership, the consideration paid shall be in the form of shares of common stock. We do not expect to pay any further dividends with respect to the Company’s outstanding common stock and preferred stock, or any distributions with respect to the Operating Partnership’s outstanding units of partnership interest, prior to the conclusion of our reorganization pursuant to the pending Chapter 11 Cases. We also expect our Chapter 11 reorganization to extinguish all claims related to the accrued and unpaid preferred stock dividends (including the currently stayed rights preferred stockholders otherwise would have to elect two additional directors to our board if preferred dividends are in arrears for six or more quarterly periods) and the Operating Partnership’s SCU Distribution Shortfall discussed above. Even if we successfully complete such reorganization, we cannot assure you that we will be able to make distributions in the future with respect to new equity securities issued pursuant to the Chapter 11 Cases. All of the foregoing could adversely affect the market price of our publicly traded securities, even following our pending Chapter 11 reorganization.

As a result of the cumulative, unpaid dividends on our preferred stock we are no longer eligible to register the offer and sale of securities on SEC Form S-3, which will impair our capital raising activities.

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

Even if our board of directors should, in the future, determine based on the factors described in the preceding Risk Factors and in the paragraph below, that we are able to resume paying distributions on the outstanding equity securities of the Company and the Operating Partnership following the completion of a successful reorganization pursuant to the Chapter 11 Cases, depending upon our liquidity needs, we will still reserve the right to pay any or all of a dividend in a combination of cash and shares of common stock, to the extent permitted by any applicable revenue procedures of the Internal Revenue Service ("IRS"). In the event that we should pay a portion of any future dividends in shares of our common stock pursuant to such procedures, taxable U.S. stockholders would be required to pay tax on the entire amount of the dividend, including the portion paid in shares of common stock, in which case such stockholders may have to use cash from other sources to pay such tax. If a U.S. stockholder sells any common stock it receives as a dividend in order to pay its taxes, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold federal tax with respect to any future dividends, including any dividends that are paid in common stock. In addition, if a significant number of our stockholders sell shares of our common stock in order to pay taxes owed on any future dividends, such sales would put downward pressure on the market price of our common stock.

The decision to declare and pay dividends on any outstanding shares of our common stock following the conclusion of the Chapter 11 Cases, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our Board of Directors and will depend on our earnings, taxable income, FFO, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our then-current indebtedness and any outstanding preferred stock, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, Delaware law and such other factors as our Board of Directors deems relevant. Any dividends payable will be determined by our Board of Directors based upon the circumstances at the time of declaration. Any change in our future dividend policy, assuming we are able to complete a successful reorganization pursuant to the Chapter 11 Cases, could have a material adverse effect on the market price of our future outstanding common stock.

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

Our Properties are located principally in the southeastern and midwestern United States. Our Properties located in the southeastern United States accounted for approximately 47.3% of our total revenues from all Properties for the year ended December 31, 2020 and currently include 28 malls, 12 associated centers, 6 community centers and 4 office buildings. Our Properties located in the midwestern United States accounted for approximately 25.3% of our total revenues from all Properties for the year ended December 31, 2020 and currently include 16 malls, 2 associated centers and 2 self-storage facilities. Further, the Properties located in our five largest metropolitan area markets - Chattanooga, TN; St. Louis, MO; Lexington, KY; Laredo, TX; and Madison, WI - accounted for approximately 7.0%, 6.1%, 5.1%, 5.0% and 3.8%, respectively, of our total revenues for the year ended December 31, 2020. No other market accounted for more than 3.6% of our total revenues for the year ended December 31, 2020.

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

Holders of common units and special common units in the Operating Partnership may have income tax liability attributable to their ownership of such units in excess of cash distributions.

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

Malls

We owned a controlling interest in 51 Malls and non-controlling interests in 10 Malls as of December 31, 2020. The Malls are primarily located in middle markets and generally have strong competitive positions because they are the only, or the dominant, regional mall in their respective trade areas. The Malls are generally anchored by two or more anchors or junior anchors and a wide variety of mall stores. Anchor and junior anchor tenants own or lease their stores and non-anchor stores lease their locations.

We classify our regional Malls into three categories:

(1)	Stabilized Malls - Malls that have completed their initial lease-up and have been open for more than three complete calendar years.
(2)

Non-stabilized Malls - Malls that are in their initial lease-up phase. After three complete calendar years of operation, they are reclassified on January 1 of the fourth calendar year to the Stabilized Mall category. The Outlet Shoppes at Laredo was classified as a Non-stabilized Mall as of December 31, 2020 and 2019.

(3)	Excluded Malls - We exclude Malls from our core portfolio if they fall in the following categories, for which operational metrics are excluded:

Lender Malls - Properties for which we are working or intend to work with the lender on a restructure of the terms of the loan secured by the Property or convey the secured Property to the lender. Asheville Mall, EastGate Mall, Greenbrier Mall and Park Plaza were classified as Lender Malls as of December 31, 2020. Hickory Point Mall and Greenbrier Mall were classified as Lender Malls as of December 31, 2019. Burnsville Center and Hickory Point Mall were returned to the lenders in December 2020 and August 2020, respectively. Lender Malls are excluded from our same-center pool as decisions made while in discussions with the lender may lead to metrics that do not provide relevant information related to the condition of these Properties or they may be under cash management agreements with the respective servicers.

We own the land underlying each Mall in fee simple interest, except for Brookfield Square, Cross Creek Mall, Dakota Square Mall, EastGate Mall, Meridian Mall, St. Clair Square, Stroud Mall and WestGate Mall. We lease all or a portion of the land at each of these Malls subject to long-term ground leases.

The following table sets forth certain information for each of the Malls as of December 31, 2020. Due to temporary mall and store closures that occurred related to COVID-19, the majority of our tenants did not report sales for the full reporting period. As a result, we are not able to provide a complete measure of sales per square foot for the year ended December 31, 2020, and instead, presented below under the column Mall Store Sales per Square Foot the 2019 amounts (dollars in thousands, except for sales per square foot amounts):

Mall / Location	Year of Opening/ Acquisition	Our Ownership	Total Center SF (1)	Total Mall Store GLA (2)	2019 Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors (5)
TIER 1 Sales ≥ $375 or more per square foot
Coastal Grand (6) Myrtle Beach, SC	2004	50%	1,037,502	341,803	$400	90%	Bed Bath & Beyond, Belk, Cinemark, Dick's Sporting Goods (7), former Dick's Sporting Goods (7), Dillard's, H&M, JC Penney, Sears
CoolSprings Galleria (6) Nashville, TN	1991	50%	1,166,284	430,938	595	95%	Belk Men's & Kid's, Belk Women's & Home, Dillard's, H&M, JC Penney, King's Dining & Entertainment, Macy's
Cross Creek Mall Fayetteville, NC	1975/2003	100%	790,582	279,379	507	89%	Belk, H&M, JC Penney, Macy's, Rooms To Go (8)
Fayette Mall Lexington, KY	1971/2001	100%	1,158,534	460,257	579	85%	Dick's Sporting Goods, Dillard's, H&M, JC Penney, Macy's
Friendly Center and The Shops at Friendly (6) Greensboro, NC	1957/ 2006/ 2007	50%	1,367,804	603,663	511	88%	Barnes & Noble, Belk, Belk Home Store, Harris Teeter, Macy's, O2 Fitness, Regal Cinemas, REI, Sears, Truist, Whole Foods

Mall / Location	Year of Opening/ Acquisition	Our Ownership	Total Center SF (1)	Total Mall Store GLA (2)	2019 Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors (5)
Hamilton Place Chattanooga, TN	1987	90%	1,160,861	331,240	418	93%

Aloft Hotel (9), Barnes & Noble, Belk for Men, Kids & Home, Belk for Women, Dave & Buster's, Dick's Sporting Goods, Dillard's for Men, Kids & Home, Dillard's for Women, former Forever 21, H&M, JC Penney

Hanes Mall Winston-Salem, NC	1975/2001	100%	1,435,164	468,462	390	91%	Belk, Dave & Buster's, Dillard's, Encore, H&M, JC Penney, former Macy's (10), Novant Health (11)
Imperial Valley Mall El Centro, CA	2005	100%	762,695	214,055	404	88%	Cinemark, Dillard's, JC Penney, Macy's, former Sears
Jefferson Mall Louisville, KY	1978/2001	100%	783,643	225,082	397	92%	Dillard's, H&M, JC Penney, Round1 Bowling & Amusement, Ross Dress for Less, former Sears
Mall del Norte Laredo, TX	1977/2004	100%	1,219,244	408,251	444	88%	Former Beall's, Cinemark, Dillard's, Foot Locker, H&M, JC Penney, Macy's, Macy's Home Store, Main Event, former Sears, TruFit Athletic Club
Northwoods Mall North Charleston, SC	1972/2001	100%	748,273	256,025	394	86%	Belk, Books-A-Million, Burlington, Dillard's, JC Penney, Planet Fitness
Oak Park Mall (6) Overland Park, KS	1974/2005	50%	1,518,420	431,250	493	88%	Barnes & Noble, Dillard's for Women, Dillard's for Men, Children & Home, Forever 21, H&M, JC Penney, Macy's, Nordstrom
Old Hickory Mall Jackson, TN	1967/2001	100%	538,641	161,546	376	77%	Belk, JC Penney, Macy's, former Sears
The Outlet Shoppes at Atlanta (6) Woodstock, GA	2013	50%	405,146	380,339	450	89%	Saks Fifth Ave OFF 5TH
The Outlet Shoppes at El Paso (6) El Paso, TX	2007/2012	50%	433,046	411,007	444	92%	H&M
The Outlet Shoppes of the Bluegrass (6) Simpsonville, KY	2014	65%	428,072	381,372	435	93%	H&M, former Saks Fifth Ave OFF 5TH
Parkway Place Huntsville, AL	1957/1998	100%	647,808	278,630	401	86%	Belk, Dillard's
Richland Mall Waco, TX	1980/2002	100%	693,448	191,870	392	88%	Former Beall's, Dick's Sporting Goods, Dillard's for Men, Kids & Home, Dillard's for Women (12), former Dillard's for Women (12), JC Penney
Southpark Mall Colonial Heights, VA	1989/2003	100%	675,644	212,237	388	95%	Dick's Sporting Goods, H&M, JC Penney, Macy's, Regal Cinemas, former Sears
St. Clair Square (13) Fairview Heights, IL	1974/1996	100%	1,067,610	290,355	388	92%	Dillard's, JC Penney, Macy's, former Sears
Sunrise Mall Brownsville, TX	1979/2003	100%	799,379	234,644	439	91%	Former Beall's, Cinemark, Dick's Sporting Goods, Dillard's, JC Penney, former Sears (14), Wave Fashion
West County Center (6) Des Peres, MO	1969/2007	50%	1,198,304	384,354	584	89%	Barnes & Noble, Dick's Sporting Goods, Forever 21, H&M, JC Penney, Macy's, Nordstrom
Total Tier 1 Malls			20,036,104	7,376,759	$463	90%

Mall / Location	Year of Opening/ Acquisition	Our Ownership	Total Center SF (1)	Total Mall Store GLA (2)	2019 Mall Store Sales per Square Foot (3)		Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors (5)
TIER 2 Sales ≥ $300 to < $375 per square foot
Arbor Place Atlanta (Douglasville), GA	1999	100%	1,162,064	307,634	$372		95%	Bed Bath & Beyond, Belk, Dillard's, Forever 21, H&M, JC Penney, Macy's, Regal Cinemas, former Sears
Dakota Square Mall Minot, ND	1980/2012	100%	757,513	201,706	310		85%	AMC Theatres, Barnes & Noble, JC Penney, Scheels, former Sears, Sleep Inn & Suites, Target
East Towne Mall Madison, WI	1971/2001	100%	801,252	211,963	336		78%	Barnes & Noble, former Boston Store, Dick's Sporting Goods, Flix Brewhouse, former Gordman's, H&M, JC Penney, former Sears
Frontier Mall Cheyenne, WY	1981	100%	523,709	203,589	314		89%	AMC Theatres, Dillard's, former Dillard's (15), Jax Outdoor Gear, JC Penney
Governor's Square (6) Clarksville, TN	1986	47.5%	696,075	249,193	354		87%	AMC Theatres, Belk, Dick's Sporting Goods, Dillard's, JC Penney, Ross Dress for Less, former Sears
Harford Mall Bel Air, MD	1973/2003	100%	503,774	179,598	352		76%	Encore, Macy's, former Sears
Kirkwood Mall Bismarck, ND	1970/2012	100%	820,490	216,626	303		90%	H&M, former Herberger's (16), I. Keating Furniture, JC Penney, Scheels, Target
Layton Hills Mall Layton, UT	1980/2006	100%	482,120	212,674	366		88%	Dick's Sporting Goods, Dillard's, JC Penney
Mayfaire Town Center Wilmington, NC	2004/2015	100%	654,345	334,964	354		89%	Barnes & Noble, Belk, Flip N Fly, The Fresh Market, H&M, Michaels, Regal Cinemas
Northpark Mall Joplin, MO	1972/2004	100%	896,044	278,320	337		74%	Dunham's Sports, H&M, JC Penney, Jo-Ann Fabrics & Crafts, Macy's Children's & Home, Macy's Women & Men's, former Sears, T.J. Maxx, Tilt, Vintage Stock
The Outlet Shoppes at Laredo Laredo, TX	2017	65%	358,122	315,375	N/A	*	74%	H&M, Nike Factory Store
Parkdale Mall Beaumont, TX	1972/2001	100%	1,151,375	327,092	353		85%	Former Ashley HomeStore, former Beall's, Dick's Sporting Goods, Dillard's, Forever 21, H&M, HomeGoods, JC Penney, former Macy's, former Sears, 2nd & Charles, Tilt Studio
Pearland Town Center (17) Pearland, TX	2008	100%	663,791	306,204	356		90%	Barnes & Noble, Dick's Sporting Goods, Dillard's, Macy's
Post Oak Mall College Station, TX	1982	100%	787,554	300,029	332		93%	Former Beall's, Conn's Home Plus, Dillard's Men & Home, Dillard's Women & Children, Encore, JC Penney, Macy's, former Sears
South County Center St. Louis, MO	1963/2007	100%	1,028,627	316,404	332		86%	Dick's Sporting Goods, Dillard's, JC Penney, Macy's, former Sears
Southaven Towne Center Southaven, MS	2005	100%	607,529	184,433	331		82%	Bed Bath & Beyond, Dillard's, former Gordman's, JC Penney, Sportsman's Warehouse, Urban Air Adventure Park

Mall / Location	Year of Opening/ Acquisition	Our Ownership	Total Center SF (1)	Total Mall Store GLA (2)	2019 Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors (5)
Turtle Creek Mall Hattiesburg, MS	1994	100%	844,981	191,594	349	77%	At Home, Belk, Dillard's, JC Penney, former Sears, Southwest Theaters, former Stein Mart
Valley View Mall Roanoke, VA	1985/2003	100%	863,447	336,687	364	96%	Barnes & Noble, Belk, JC Penney, Macy's, Macy's for Home & Children, former Sears
Volusia Mall Daytona Beach, FL	1974/2004	100%	1,060,283	253,507	332	82%	Dillard's for Men & Home, Dillard's for Women, Dillard's for Juniors & Children, H&M, JC Penney, Macy's, former Sears
West Towne Mall Madison, WI	1970/2001	100%	829,719	281,768	357	83%	Dave & Buster's, Dick's Sporting Goods, Forever 21, Hobby Lobby (18), JC Penney, Total Wine & More, Von Maur (18), Urban Air Adventure Park
WestGate Mall (19) Spartanburg, SC	1975/1995	100%	950,781	241,022	346	74%	Bed Bath & Beyond, Belk, Dick's Sporting Goods, Dillard's, H&M, JC Penney, Regal Cinemas, former Sears
Westmoreland Mall Greensburg, PA	1977/2002	100%	976,671	286,940	307	94%	H&M, JC Penney, Live! Casino Pittsburgh, Macy's, Macy's Home Store, Old Navy, former Sears
York Galleria York, PA	1989/1999	100%	756,707	225,858	333	68%	former Bon-Ton, Boscov's, Gold's Gym, H&M, Hollywood Casino (20), Marshalls
Total Tier 2 Malls			18,176,973	5,963,180	$343	85%

TIER 3 Sales < $300 per square foot
Alamance Crossing Burlington, NC	2007	100%	904,662	255,132	$269	67%	Barnes & Noble, Belk, BJ's Wholesale Club, Carousel Cinemas, Dick's Sporting Goods, Dillard's, Hobby Lobby, JC Penney, Kohl's
Brookfield Square (21) Brookfield, WI	1967/2001	100%	864,339	306,306	261	84%	Barnes & Noble, former Boston Store, H&M, JC Penney, Movie Tavern by Marcus, Whirlyball
CherryVale Mall Rockford, IL	1973/2001	100%	870,655	348,239	295	78%	Barnes & Noble, Choice Home Center, JC Penney, Macy's, Tilt Studio
Eastland Mall Bloomington, IL	1967/2005	100%	732,651	247,509	282	76%	former Bergner's, Kohl's, former Macy's, Planet Fitness, former Sears
Kentucky Oaks Mall (6) Paducah, KY	1982/2001	50%	774,764	286,505	257	68%	Best Buy, Burlington, Dick's Sporting Goods, Dillard's, Dillard's Home Store, HomeGoods, JC Penney, Ross Dress for Less, Vertical Jump Park
Laurel Park Place Livonia, MI	1989/2005	100%	491,215	198,071	293	84%	Dunham Sports, Von Maur
Meridian Mall (22) Lansing, MI	1969/1998	100%	945,997	267,302	288	74%	Bed Bath & Beyond, Dick's Sporting Goods, H&M, High Caliber Karting, JC Penney, Launch Trampoline Park, Macy's, Planet Fitness, Schuler Books & Music, former Younkers
Mid Rivers Mall St. Peters, MO	1987/2007	100%	1,035,802	286,685	286	85%	Dick's Sporting Goods, Dillard's, H&M, JC Penney, Macy's, Marcus Theatres, former Sears, V-Stock

Mall / Location	Year of Opening/ Acquisition	Our Ownership	Total Center SF (1)	Total Mall Store GLA (2)	2019 Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors (5)
Monroeville Mall Pittsburgh, PA	1969/2004	100%	985,073	446,576	282	82%	Barnes & Noble, Cinemark, Dick's Sporting Goods, Forever 21, H&M, JC Penney, Macy's
Northgate Mall Chattanooga, TN	1972/2011	100%	660,790	181,157	296	72%	Belk, Burlington, former JC Penney, former Sears
The Outlet Shoppes at Gettysburg Gettysburg, PA	2000/2012	50%	249,937	249,937	249	79%	None
Stroud Mall (23) Stroudsburg, PA	1977/1998	100%	414,441	136,114	253	82%	Cinemark, EFO Furniture Outlet, JC Penney, ShopRite
Total Tier 3 Malls			8,930,326	3,209,533	$276	78%
Total Mall Portfolio			47,143,403	16,549,472	$389	86%

Excluded Malls (24)
Lender Malls:
Asheville Mall Asheville, NC	1972/1998	100%	973,371	265,467	N/A	N/A	Barnes & Noble, Belk, Dillard's for Men, Children & Home, Dillard's for Women, H&M, JC Penney, former Sears
EastGate Mall (25) Cincinnati, OH	1980/2003	100%	837,554	256,951	N/A	N/A	Dillard's Clearance, JC Penney, Kohl's, former Sears
Greenbrier Mall Chesapeake, VA	1981/2004	100%	897,040	269,798	N/A	N/A	Dillard's, former Gameworks, H&M, JC Penney, Macy's, former Sears
Park Plaza Little Rock, AR	1988/2004	100%	543,037	209,892	N/A	N/A	Dillard's for Men & Children, Dillard's for Women & Home, Forever 21, H&M
Total Lender Malls			3,251,002	1,002,108

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
(3)

Due to temporary mall and store closures that occurred related to COVID-19, the majority of our tenants did not report sales for the full reporting period. As a result, we are not able to provide a complete measure of sales per square foot for the year ended December 31, 2020, and instead have presented the 2019 amounts. Totals represent weighted averages.

(4)	Includes tenants under 20,000 square feet with leases in effect as of December 31, 2020.
(5)	Anchors and Junior Anchors listed are immediately adjacent to the Malls or are in freestanding locations immediately adjacent to the Malls.
(6)	This Property is owned in an unconsolidated joint venture.
(7)	Coastal Grand - Dick’s Sporting Goods relocated to a new building near Dillard’s, which includes the addition of Golf Galaxy.
(8)	Cross Creek Mall – Redevelopment plans for this space include Rooms To Go.
(9)	Hamilton Place – Aloft Hotel is scheduled to open June 2021.
(10)	Hanes Mall – The former Macy’s was purchased by Truliant Credit Union for future offices. The timing of construction is still to be determined.
(11)

Hanes Mall – The former Sears was purchased in 2019 by Novant Health, which has indicated plans to redevelop this space for future medical office with the construction start and opening to be determined.

(12)	Richland Mall – Dillard’s relocated to the former Sears space in 2020.
(13)

St. Clair Square - We are the lessee under a ground lease for 20 acres. Assuming the exercise of available renewal options, at our election, the ground lease expires January 31, 2073. The rental amount is $41 per year. In addition to base rent, the landlord receives 0.25% of Dillard's sales in excess of $16,200.

(14)	Sunrise Mall – TruFit is under construction in the former Sears space.
(15)	Frontier Mall – Dillard’s downsized into one store during 2020.
(16)	Kirkwood Mall – The former Herberger’s space will be redeveloped for the addition of restaurants. Construction is expected to begin in 2021.
(17)

Pearland Town Center is a mixed-use center which combines retail, office and residential components. For segment reporting purposes, the retail portion of the center is classified in Malls and the office and residential portions are classified as All Other.

(18)	West Towne Mall – Hobby Lobby is expected to open in 2021 in the former Sears space. Von Maur is expected to open in 2022 in the former Boston Store space.
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

(20)	York Galleria – Construction for a new Hollywood Casino began in 2019 in the former Sears space with the opening scheduled for 2021.
(21)	Brookfield Square - The annual ground rent for 2020 was $59.
(22)	Meridian Mall - We are the lessee under several ground leases in effect through March 2067, with extension options. Fixed rent is $19 per year plus 3% to 4% of all rent.
(23)

Stroud Mall - We are the lessee under a ground lease, which extends through July 2089. The current rental amount is $70 per year, increasing by $10 every ten years through 2045. An additional $100 is paid every ten years.

(24)	Operational metrics are not reported for Excluded Malls.
(25)	EastGate Mall - Ground rent for the Dillard's parcel that extends through January 2022 is $24 per year.

Mall Stores

The Malls have approximately 4,724 Mall stores. National and regional retail chains (excluding local franchises) lease approximately 68.7% of the occupied Mall store GLA. Although Mall stores occupy only 34.8% of the total Mall GLA (the remaining 65.2% is occupied by Anchors and Junior Anchors and a small percentage is vacant), the Malls received 77.7% of their total revenues from Mall stores for the year ended December 31, 2020.

Mall Lease Expirations

The following table summarizes the scheduled lease expirations for mall stores as of December 31, 2020:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2021	704	$67,026,974	1,761,118	$38.06	13.7%	13.3%
2022	860	91,144,131	2,688,105	33.91	18.6%	20.2%
2023	634	86,986,318	2,315,323	37.57	17.8%	17.4%
2024	513	65,597,570	1,791,488	36.62	13.4%	13.5%
2025	353	51,811,352	1,270,250	40.79	10.6%	9.6%
2026	304	45,640,920	1,215,643	37.54	9.3%	9.2%
2027	230	36,430,710	882,205	41.30	7.5%	6.6%
2028	140	20,255,808	597,014	33.93	4.1%	4.5%
2029	115	13,695,509	485,640	28.20	2.8%	3.7%
2030	68	10,319,901	278,581	37.04	2.1%	2.1%

(1)	Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2020 for expiring leases that were executed as of December 31, 2020.
(2)

Total annualized gross rent, including recoverable CAM expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2020.

(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2020.

See page 62 for a comparison between rents on leases that expired in the current reporting period compared to rents on new and renewal leases executed in 2020.

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

The following table summarizes tenant occupancy costs as a percentage of total Mall store sales, excluding license agreements, for each of the past three years:

	Year Ended December 31, (1)
	2020	2019	2018
Mall store sales (in millions)	N/A (2)	$4,386	$4,498
Mall tenant occupancy costs	N/A (2)	12.07%	12.30%

(1)	In certain cases, we own less than a 100% interest in the Malls. The information in this table is based on 100% of the applicable amounts and has not been adjusted for our ownership share.
(2)	Due to the temporary mall and store closures that occurred, we do not believe occupancy cost to be an accurate measure for the year ended December 31, 2020.

Debt on Malls

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2020” included herein for information regarding any liens or encumbrances related to our Malls.

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

See Note 1 to the consolidated financial statements for additional information on the number of consolidated and unconsolidated Properties in each of the above categories related to our other property types. The following tables set forth certain information for each of our other property types at December 31, 2020:

Property / Location	Property Type	Year of Opening/ Most Recent Expansion	Company's Ownership	Total Center SF (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors & Junior Anchors
840 Greenbrier Circle Chesapeake, VA	Office	1983	100%	50,665	50,665	100%	None
Ambassador Town Center (4) Lafayette, LA	Community Center	2016	65%	419,301	265,328	97%	Costco (5), Dick's Sporting Goods, Marshalls, Nordstrom Rack
Annex at Monroeville Pittsburgh, PA	Associated Center	1986	100%	185,517	185,517	100%	Dick's Sporting Goods, Steel City Indoor Karting
CBL Center (6) Chattanooga, TN	Office	2001	92%	131,354	131,354	100%	None
CBL Center II (6) Chattanooga, TN	Office	2008	92%	74,941	74,941	97%	None
Coastal Grand Crossing (4) Myrtle Beach, SC	Associated Center	2005	50%	37,234	37,234	84%	PetSmart
CoolSprings Crossing Nashville, TN	Associated Center	1992	100%	366,451	78,810	82%	American Signature Furniture (5), Electronic Express (7), Gabe's (7), Target (5), Urban Air Adventure Park (7)
Courtyard at Hickory Hollow Nashville, TN	Associated Center	1979	100%	68,468	68,468	100%	AMC Theatres
EastGate Mall Self Storage (4) Cincinnati, OH	Other	2018	50%	93,501	N/A	N/A	None
Fremaux Town Center (4) Slidell, LA	Community Center	2014/2015	65%	616,339	488,339	89%	Best Buy, Dick's Sporting Goods, Dillard's (5), Kohl's, LA Fitness, Michaels, T.J. Maxx
Frontier Square Cheyenne, WY	Associated Center	1985	100%	186,552	16,527	100%	Ross Dress for Less (7), Target (5), T.J. Maxx (7)
Governor's Square Plaza (4) Clarksville, TN	Associated Center	1985/1988	50%	168,373	71,803	90%	Bed Bath & Beyond, Jo-Ann Fabrics & Crafts, Target (5)
Gunbarrel Pointe Chattanooga, TN	Associated Center	2000	100%	273,913	147,913	100%	Kohl's, Target (5), Whole Foods
Hamilton Corner Chattanooga, TN	Associated Center	1990/2005	90%	67,310	67,310	96%	None
Hamilton Crossing Chattanooga, TN	Associated Center	1987/2005	92%	192,074	98,961	100%	Electronic Express (5), HomeGoods (7), Michaels (7), T.J. Maxx
Hamilton Place Self Storage (4) Chattanooga, TN	Other	2020	50%	68,875	N/A	N/A	None
Hammock Landing (4) West Melbourne, FL	Community Center	2009/2015	50%	568,968	345,001	96%	Academy Sports + Outdoors, AMC Theatres, HomeGoods, Kohl's (5), Marshalls, Michaels, Ross Dress for Less, Target (5)
Harford Annex Bel Air, MD	Associated Center	1973/2003	100%	107,656	107,656	100%	Best Buy, Office Depot, PetSmart

Property / Location	Property Type	Year of Opening/ Most Recent Expansion	Company's Ownership	Total Center SF (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors & Junior Anchors
The Landing at Arbor Place Atlanta (Douglasville), GA	Associated Center	1999	100%	162,960	113,719	81%	Ben's Furniture and Antiques, Ollie's Bargain Outlet, former Toys R Us (5)
Layton Hills Convenience Center Layton, UT	Associated Center	1980	100%	92,942	92,942	76%	Bed Bath & Beyond
Layton Hills Plaza Layton, UT	Associated Center	1989	100%	18,836	18,836	100%	None
Mid Rivers Mall Self Storage (4) St. Peters, MO	Other	2019	50%	93,540	N/A	N/A	None
Parkdale Crossing Beaumont, TX	Associated Center	2002	100%	88,064	88,064	94%	Barnes & Noble
Parkdale Mall Self Storage (4) Beaumont, TX	Other	2020	50%	100,800	N/A	N/A	None
The Pavilion at Port Orange (4) Port Orange, FL	Community Center	2010	50%	398,030	398,030	89%	Belk, HomeGoods, Marshalls, Michaels, Regal Cinemas
Pearland Office Pearland, TX	Office	2009	100%	66,915	66,915	100%	None
The Plaza at Fayette Lexington, KY	Associated Center	2006	100%	215,745	215,745	84%	Cinemark, former Gordman's
The Promenade D'Iberville, MS	Community Center	2009/2014	85%	621,448	404,488	98%	Ashley Furniture HomeStore, Bed Bath & Beyond, Best Buy, Dick's Sporting Goods, Kohl's (5), Marshalls, Michaels, Ross Dress for Less, Target (5)
The Shoppes at Eagle Point (4) Cookeville, TN	Community Center	2018	50%	230,239	230,239	98%	Academy Sports + Outdoors, Publix, Ross Dress for Less
The Shoppes at Hamilton Place Chattanooga, TN	Associated Center	2003	92%	132,009	132,009	93%	Bed Bath & Beyond, Marshalls, Ross Dress for Less
The Shoppes at St. Clair Square Fairview Heights, IL	Associated Center	2007	100%	84,383	84,383	88%	Barnes & Noble
Sunrise Commons Brownsville, TX	Associated Center	2001	100%	205,571	104,126	91%	former Kmart (7), Marshalls, Ross Dress for Less
The Terrace Chattanooga, TN	Associated Center	1997	92%	158,175	158,175	100%	Academy Sports + Outdoors, Party City
West Towne Crossing Madison, WI	Associated Center	1980	100%	460,875	168,978	98%	Barnes & Noble, Best Buy, Kohl's (5), Metcalf's Markets (5), Nordstrom Rack, Office Max (7), former Shopko (5), former Stein Mart (7)
WestGate Crossing Spartanburg, SC	Associated Center	1985/1999	100%	158,262	158,262	91%	Big Air Trampoline Park, Hamricks, Jo-Ann Fabrics & Crafts
Westmoreland Crossing Greensburg, PA	Associated Center	2002	100%	278,995	278,995	99%	AMC Theatres, Dick's Sporting Goods, Levin Furniture, Michaels (7), T.J. Maxx (7)
York Town Center (4) York, PA	Associated Center	2007	50%	297,490	247,490	92%	Bed Bath & Beyond, Best Buy, Christmas Tree Shops, Dick's Sporting Goods (5), Ross Dress for Less, Staples
Total Other Property Types				7,542,771	5,197,223	94%

(1)	Total center square footage includes square footage of attached shops, attached and immediately adjacent Anchors and Junior Anchors and leased immediately adjacent freestanding locations.
(2)	All leasable square footage, including Anchors and Junior Anchors.
(3)	Includes all leased Anchors, Junior Anchors and tenants with leases in effect as of December 31, 2020.
(4)	This Property is owned in an unconsolidated joint venture.
(5)	Owned by the tenant.
(6)

We own a 92% interest in the CBL Center office buildings, with an aggregate square footage of approximately 205,000 square feet, where our corporate headquarters is located. As of December 31, 2020, we occupied 45.3% of the total square footage of the buildings.

(7)	Owned by a third party.

Other Property Types Lease Expirations

The following table summarizes the scheduled lease expirations for tenants in occupancy at Other Property Types as of December 31, 2020:

Year Ending December 31,	Number of Leases Expiring	Annualized Gross Rent (1)	GLA of Expiring Leases	Average Annualized Gross Rent Per Square Foot	Expiring Leases as % of Total Annualized Gross Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2021	58	$7,450,172	346,177	$21.52	9.2%	7.9%
2022	67	9,581,251	698,436	13.72	11.8%	16.0%
2023	56	8,771,804	400,863	21.88	10.8%	9.2%
2024	70	12,379,136	623,934	19.84	15.2%	14.3%
2025	74	15,133,409	887,157	17.06	18.6%	20.3%
2026	55	9,678,734	514,267	18.82	11.9%	11.8%
2027	28	6,568,482	295,979	22.19	8.1%	6.8%
2028	23	4,027,142	236,169	17.05	5.0%	5.4%
2029	24	3,605,540	147,778	24.40	4.4%	3.4%
2030	21	4,135,356	223,955	18.47	5.1%	5.1%

(1)	Total annualized gross rent, including recoverable common area expenses and real estate taxes, in effect at December 31, 2020 for expiring leases that were executed as of December 31, 2020.
(2)

Total annualized gross rent, including recoverable CAM expenses and real estate taxes, of expiring leases as a percentage of the total annualized gross rent of all leases that were executed as of December 31, 2020.

(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2020.

Debt on Other Property Types

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2020” included herein for information regarding any liens or encumbrances related to our Other Property Types.

Anchors and Junior Anchors

Anchors and Junior Anchors are an important factor in a Property’s successful performance. However, over the past several years the number of traditional department store anchors has declined, providing us the opportunity to redevelop these spaces to attract new uses such as restaurants, entertainment, fitness centers, casinos, grocery stores and lifestyle retailers that engage consumers and encourage them to spend more time at our Properties. Anchors are generally a department store or, increasingly, other large format retailers, whose merchandise appeals to a broad range of shoppers and plays a significant role in generating customer traffic and creating a desirable location for the Property's tenants.

Anchors and Junior Anchors may own their stores and the land underneath, as well as the adjacent parking areas, or may enter into long-term leases with respect to their stores. Rental rates for Anchor tenants are significantly lower than the rents charged to non-anchor tenants. Total rental revenues from Anchors and Junior Anchors accounted for 22.3% of the total revenues from our Properties in 2020. Each Anchor and Junior Anchor that owns its store has entered into an operating and reciprocal easement agreement with us covering items such as operating covenants, reciprocal easements, property operations, initial construction and future expansion.

During 2020, the following Anchors and Junior Anchors were added to our Properties, as listed below:

Name	Property	Location
Dick’s Sporting Goods	Annex at Monroeville	Pittsburgh, PA
Dick’s Sporting Goods/Golf Galaxy	Coastal Grand	Myrtle Beach, SC
Levin Furniture	Westmoreland Crossing	Greensburg, PA
Live! Casino	Westmoreland Mall	Greensburg, PA
Main Event	Mall del Norte	Laredo, TX
Tilt	CherryVale Mall	Rockford, IL

As of December 31, 2020, the Properties had a total of 451 Anchors and Junior Anchors, including 56 vacant Anchor and Junior Anchor locations, and excluding Anchors and Junior Anchors at our Excluded Malls. The Anchors and Junior Anchors and the amount of GLA leased or owned by each as of December 31, 2020 is as follows:

	Number of Stores				Gross Leasable Area
		Anchor Owned				Anchor Owned
Anchor/Junior Anchor	Leased	Owned	Ground Leased	Total	Leased	Owned	Ground Leased	Total Gross Leased Area
JC Penney (1)	17	22	4	43	1,818,743	2,734,662	586,030	5,139,435
Dillard's	2	31	4	37	116,376	4,399,709	659,763	5,175,848
Macy's	10	15	3	28	1,075,483	2,290,257	658,388	4,024,128
Belk	5	12	4	21	430,017	1,651,861	397,480	2,479,358
Sears (1)	—	1	1	2	—	142,722	147,766	290,488
Academy Sports + Outdoors	3	—	—	3	199,091	—	—	199,091
AMC Theatres	5	—	1	6	191,414	—	56,255	247,669
American Signature Furniture	—	1	—	1	—	61,620	—	61,620
Ashley HomeStore	1	—	—	1	20,000	—	—	20,000
At Home	—	1	—	1	—	124,700	—	124,700
Barnes & Noble	16	—	—	16	485,305	—	—	485,305
Bed Bath & Beyond Inc.:
Bed Bath & Beyond	10	—	—	10	281,868	—	—	281,868
Christmas Tree Shops	1	—	—	1	33,992	—	—	33,992
Bed Bath & Beyond Inc. Subtotal	11	—	—	11	315,860	—	—	315,860
Ben's Furniture and Antiques	1	—	—	1	35,895	—	—	35,895
Best Buy	5	—	1	6	182,485	—	44,239	226,724
Big Air Trampoline Park	1	—	—	1	33,938	—	—	33,938
BJ's Wholesale Club	1	—	—	1	85,188	—	—	85,188
Books-A-Million, Inc.:
Books-A-Million	1	—	—	1	20,642	—	—	20,642
2nd & Charles	1	—	—	1	23,538	—	—	23,538
Books-A-Million, Inc. Subtotal	2	—	—	2	44,180	—	—	44,180
Boscov's (1)	—	1	—	1	—	150,000	—	150,000
Burlington (2)	1	2	—	3	63,013	94,049	—	157,062
Carousel Cinemas	1	—	—	1	52,000	—	—	52,000
Choice Home Center	1	—	—	1	128,330	—	—	128,330
Cinemark	7	—	—	7	382,506	—	—	382,506
Conn's Home Plus	—	1	—	1	—	38,312	—	38,312
Costco	—	1	—	1	—	153,973	—	153,973
Dave & Buster's (2)	2	1	—	3	61,316	26,509	—	87,825
Dick's Sporting Goods Inc.:
Dick's Sporting Goods	23	1	1	25	1,289,529	50,000	80,515	1,420,044
Dick's Warehouse	1	—	—	1	77,117	—	—	77,117
Dick's Sporting Goods Inc. Subtotal	24	1	1	26	1,366,646	50,000	80,515	1,497,161
Dunham's Sports	2	—	—	2	125,551	—	—	125,551
EFO Furniture & Mattress Outlet	1	—	—	1	92,732	—	—	92,732
Electronic Express (1)	—	2	—	2	—	87,573	—	87,573
Encore	3	—	—	3	76,096	—	—	76,096
Flip N Fly	1	—	—	1	27,972	—	—	27,972
Flix Brewhouse	1	—	—	1	39,150	—	—	39,150
Foot Locker	1	—	—	1	22,847	—	—	22,847
Forever 21	6	—	—	6	157,141	—	—	157,141
The Fresh Market	1	—	—	1	21,442	—	—	21,442
Gabe's (1)	—	1	—	1	—	29,596	—	29,596
Gold's Gym	1	—	—	1	30,664	—	—	30,664

	Number of Stores				Gross Leasable Area
		Anchor Owned				Anchor Owned
Anchor/Junior Anchor	Leased	Owned	Ground Leased	Total	Leased	Owned	Ground Leased	Total Gross Leased Area
H&M	28	—	—	28	615,342	—	—	615,342
Hamrick's	1	—	—	1	40,000	—	—	40,000
Harris Teeter	—	—	1	1	—	—	72,757	72,757
High Caliber Karting	1	—	—	1	75,077	—	—	75,077
Hobby Lobby	1	—	—	1	52,500	—	—	52,500
I. Keating Furniture	1	—	—	1	103,994	—	—	103,994
Jax Outdoor Gear (1)	—	1	—	1	—	83,055	—	83,055
Jo-Ann Fabrics & Crafts	3	—	—	3	73,738	—	—	73,738
Kings Dining & Entertainment	1	—	—	1	22,678	—	—	22,678
Kohl's	2	4	1	7	142,205	312,731	83,000	537,936
LA Fitness	1	—	—	1	41,000	—	—	41,000
Launch Trampoline Park	1	—	—	1	31,989	—	—	31,989
Levin Furniture	1	—	—	1	55,314	—	—	55,314
Live! Casino Pittsburgh	1	—	—	1	129,552	—	—	129,552
LIVE Ventures, Inc.:
V-Stock	1	—	—	1	23,058	—	—	23,058
Vintage Stock	1	—	—	1	46,108	—	—	46,108
LIVE Ventures, Inc. Subtotal	2	—	—	2	69,166	—	—	69,166
Main Event	1	—	—	1	61,844	—	—	61,844
Marcus Theatres	1	—	—	1	57,500	—	—	57,500
Metcalfe's Market (1)	—	1	—	1	—	67,365	—	67,365
Michaels (1)	6	1	—	7	132,595	23,645	—	156,240
Movie Tavern by Marcus	1	—	—	1	40,585	—	—	40,585
Nickles and Dimes, Inc.:
Tilt	2	—	—	2	64,658	—	—	64,658
Tilt Studio	1	—	—	1	121,949	—	—	121,949
Nickles and Dimes, Inc. Subtotal	3	—	—	3	186,607	—	—	186,607
Nike Factory Store	1	—	—	1	22,479	—	—	22,479
Nordstrom	—	—	2	2	—	—	385,000	385,000
Nordstrom Rack	2	—	—	2	56,053	—	—	56,053
O2 Fitness	1	—	—	1	27,048	—	—	27,048
Office Depot	1	—	—	1	23,425	—	—	23,425
OfficeMax (1)	—	1	—	1	—	24,606	—	24,606
Old Navy	1	—	—	1	20,257	—	—	20,257
Ollie's Bargain Outlet	1	—	—	1	28,446	—	—	28,446
Party City	1	—	—	1	20,841	—	—	20,841
PetSmart	2	—	—	2	46,248	—	—	46,248
Planet Fitness	3	—	—	3	63,509	—	—	63,509
Publix	1	—	—	1	45,600	—	—	45,600
Regal Cinemas	4	1	1	6	211,725	57,854	60,400	329,979
REI	1	—	—	1	24,427	—	—	24,427
Ross Dress for Less (1)(2)	8	2	—	10	215,747	71,034	—	286,781
Round1 Bowling & Amusement	1	—	—	1	50,000	—	—	50,000
Saks Fifth Avenue OFF 5TH	1	—	—	1	24,807	—	—	24,807
Scheel's	2	—	—	2	200,536	—	—	200,536
Schuler Books & Music	1	—	—	1	24,116	—	—	24,116
ShopRite	1	—	—	1	87,381	—	—	87,381
Sleep Inn & Suites	—	—	1	1	—	—	123,506	123,506
Southwest Theaters	1	—	—	1	29,830	—	—	29,830
Sportsman's Warehouse (1)	—	1	—	1	—	48,171	—	48,171
Staples	1	—	—	1	20,388	—	—	20,388
Steel City Indoor Karting	1	—	—	1	64,135	—	—	64,135

	Number of Stores				Gross Leasable Area
		Anchor Owned				Anchor Owned
Anchor/Junior Anchor	Leased	Owned	Ground Leased	Total	Leased	Owned	Ground Leased	Total Gross Leased Area
Target	—	8	—	8	—	948,730	—	948,730
The TJX Companies, Inc.:
HomeGoods (1)	4	1	—	5	97,277	26,355	—	123,632
Marshalls	7	—	—	7	207,050	—	—	207,050
T.J. Maxx (1)	4	1	—	5	109,031	28,081	—	137,112
The TJX Companies, Inc. Subtotal	15	2	0	17	413,358	54,436	—	467,794
Total Wine and More (2)	—	1	—	1	—	28,350	—	28,350
TruFit Athletic Club	1	—	—	1	45,179	—	—	45,179
Truist	—	—	1	1	—	—	60,000	60,000
Urban Air Adventure Park (1)	2	1	—	3	82,498	30,404	—	112,902
Vertical Trampoline Park	1	—	—	1	24,972	—	—	24,972
Von Maur (1)	—	1	—	1	—	150,000	—	150,000
Wave Fashion	1	—	—	1	27,978	—	—	27,978
WhirlyBall	1	—	—	1	43,440	—	—	43,440
Whole Foods (1)	1	—	1	2	26,841	—	34,320	61,161

Vacant Anchor/Junior Anchor:
Vacant - former Ashley HomeStore	1	—	—	1	20,487	—	—	20,487
Vacant - former Bealls	4	—	—	4	151,209	—	—	151,209
Vacant - former Bergner's	1	—	—	1	131,616	—	—	131,616
Vacant - former The Bon-Ton (1)	—	1	—	1	—	131,915	—	131,915
Vacant - former Boston Store (1)	—	2	—	2	—	354,205	—	354,205
Vacant - former Dick's Sporting Goods	1	—	—	1	52,054	—	—	52,054
Vacant - former Dillard's (1)	—	2	—	2	—	159,142	—	159,142
Vacant - former Forever 21 (3)	—	1	—	1	—	57,500	—	57,500
Vacant - former Gordman's	4	—	—	4	209,303	—	—	209,303
Vacant - former Herberger's (4)	1	—	—	1	92,500	—	—	92,500
Vacant - former JC Penney (1)	—	1	—	1	—	173,124	—	173,124
Vacant - former Kmart (1)	—	1	—	1	—	101,445	—	101,445
Vacant - former Macy's (1)	1	2	—	3	69,974	271,678	—	341,652
Vacant - former Saks Fifth Avenue OFF 5TH	1	—	—	1	24,558	—	—	24,558
Vacant - former Sears (1)(2)	9	15	3	27	983,134	1,942,952	476,059	3,402,145
Vacant - former Shopko	—	1	—	1	—	97,773	—	97,773
Vacant - former Stein Mart (1)	1	1	—	2	30,463	21,200	—	51,663
Vacant - former Toys "R" Us (1)	—	1	—	1	—	49,241	—	49,241
Vacant - former Younkers	1	—	—	1	93,597	—	—	93,597

Current Developments:
Hollywood Casino (5)	1	—	—	1	79,500	—	—	79,500
Rooms To Go (6)	1	—	—	1	45,000	—	—	45,000
Von Maur (7)	—	1	—	1	—	85,000	—	85,000

Total Anchors/Junior Anchors	274	147	30	451	13,567,726	17,381,099	3,925,478	34,874,303

(1)

The following Anchors/Junior Anchors are owned by third parties: the former The Bon-Ton at York Galleria, Boscov’s at York Galleria, the former Boston Store at Brookfield Square, the former Boston Store at East Towne Mall, the former Dillard’s for Women at Richland Mall, Electronic Express at Hamilton Crossing, Gabe’s at CoolSprings Crossing, HomeGoods at Hamilton Crossing, Jax Outdoor Gear at Frontier Mall, JC Penney at Frontier Mall, the former JC Penney at Northgate Mall, the former Kmart at Sunrise Commons, the former Macy’s at Hanes Mall, Metcalfe’s Market at West Towne Crossing, Michaels at Hamilton Crossing, Michaels at Westmoreland Crossing, OfficeMax at West Towne Crossing, Ross Dress for Less at Frontier Square, Sears at Coastal Grand, the former Sears at Hanes Mall, the former Sears at Mall del Norte, the former Sears at Mid Rivers Mall, the former Sears at Northgate Mall, the former Sears at Parkdale Mall, the former Sears at Richland Mall, the former Sears at Sunrise Mall, the former Sears at Turtle Creek Mall, Sportsman’s Warehouse at Southaven Towne Center, the former Stein Mart at West Towne Crossing, T.J. Maxx at Frontier Square, T.J. Maxx at Westmoreland Crossing, the former Toys “R” Us at The Landing at Arbor Place, Urban Air Adventure Park at CoolSprings Crossing, Von Maur at West Towne Mall and Whole Foods at Friendly Center.

(2)

The following are owned by Seritage Growth Properties: Burlington at Kentucky Oaks Mall, Burlington at Northwoods Mall, Dave & Buster’s at West Towne Mall, Ross Dress for Less at Kentucky Oaks Mall, the former Sears at Imperial Valley Mall, the former Sears at West Towne Mall and Total Wine and More at West Towne Mall.

(3)	The upper floor of Belk for Men at Hamilton Place Mall was formerly subleased by Belk to Forever 21 and is now vacant.
(4)	The former Herberger’s space at Kirkwood Mall will be redeveloped for the addition of restaurants. Construction is expected to begin in 2021.
(5)	Hollywood Casino operates in the lower level of the former Sears at York Galleria. The upper level remains vacant.
(6)	The former Sears at Cross Creek Mall will be demolished and replaced with Rooms To Go.
(7)	A portion of the former Boston Store at West Towne Mall is being redeveloped into a Von Maur. The remainder remains vacant.

Mortgages Notes Receivable

We own one mortgage, which is collateralized by assignment of 100% of the ownership interests in the underlying real estate and related improvements. The mortgage is more fully described on Schedule IV in Part IV of this report.

Mortgage Loans Outstanding at December 31, 2020 (in thousands):

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/20 (1)	2021 Annual Debt Service (2)	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity (2)	Open to Prepayment Date (3)	Footnote
Consolidated Debt
Malls:
Alamance Crossing	100%	5.83%	$43,563	$2,003	Jul-21	—	$43,046	Open	(4)
Arbor Place	100%	5.10%	104,384	7,948	May-22	—	100,861	Open	(4)
Asheville Mall	100%	5.80%	62,121	6,115	Sep-21	—	60,582	Open	(5)
Brookfield Square Anchor Redevelopment	100%	3.05%	27,461	983	Oct-21	Oct-22	27,461	Open	(4)	(6)
Cross Creek Mall	100%	4.54%	106,883	9,931	Jan-22	—	101,688	Open
EastGate Mall	100%	5.83%	31,181	1,373	Apr-21	—	30,724	Open	(5)
Fayette Mall	100%	5.42%	141,393	5,613	May-21	—	138,943	Open	(4)
Greenbrier Mall	100%	5.41%	61,647	5,425	Dec-19	—	58,722	Open	(5)
Hamilton Place	90%	4.36%	98,396	6,400	Jun-26	—	85,535	Open	(4)
Jefferson Mall	100%	4.75%	60,852	3,974	Jun-26	—	51,868	Open	(4)
Northwoods Mall	100%	5.08%	62,284	4,743	Apr-22	—	60,292	Open	(4)
The Outlet Shoppes at Gettysburg	50%	4.80%	36,774	2,422	Oct-25	—	33,285	Open	(4)
The Outlet Shoppes at Laredo	65%	5.80%	40,600	1,258	May-21	—	39,850	Open	(4)(7)	(8)
Park Plaza	100%	5.28%	76,805	2,890	Apr-21	—	76,024	Open	(5)
Parkdale Mall & Crossing	100%	5.85%	74,406	1,567	Mar-21	—	73,923	Open	(4)
Southpark Mall	100%	4.85%	57,039	4,240	Jun-22	—	54,924	Open	(4)
Volusia Mall	100%	4.56%	46,510	4,608	May-24	—	37,573	Open	(4)
WestGate Mall	100%	4.99%	31,578	2,803	Jul-22	—	29,670	Open	(4)
			1,163,877	74,296			1,104,971
Other Properties:
CBL Center	92%	5.00%	16,182	1,651	Jun-22	—	14,949	Open	(9)
Hamilton Crossing & Expansion	92%	5.99%	8,205	245	Apr-21	—	8,122	Open	(4)	(10)
			24,387	1,896			23,071
Operating Partnership Debt:
Secured credit facility:
Secured line of credit (drawn to capacity)	100%	9.50%	675,926	24,223	Jul-23	—	675,926	Open	(11)

Secured term loan	100%	9.50%	438,750	47,665	Jul-23	—	368,750	Open	(11)
Senior unsecured Notes:
2023 Notes	100%	5.25%	450,000	23,468	Dec-23	—	450,000	Open	(12)
2024 Notes	100%	4.60%	300,000	13,752	Oct-24	—	300,000	Open	(12)
2026 Notes	100%	5.95%	625,000	36,580	Dec-26	—	625,000	Open	(12)
			1,375,000	73,800			1,375,000
Total Consolidated Debt			$3,677,940	$221,880			$3,547,718

Unconsolidated Debt
Malls:
Coastal Grand	50%	4.09%	$106,746	$6,742	Aug-24	—	$96,995	Open	(4)
CoolSprings Galleria	50%	4.84%	148,678	9,803	May-28	—	125,774	Feb-28	(4)
Friendly Shopping Center	50%	3.48%	90,412	5,375	Apr-23	—	85,203	Open	(4)
Oak Park Mall	50%	3.97%	262,971	10,865	Oct-25	—	247,061	Open
The Outlet Shoppes at Atlanta	50%	4.90%	70,074	5,095	Nov-23	—	65,036	Open	(4)

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/20 (1)	2021 Annual Debt Service (2)	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity (2)	Open to Prepayment Date (3)	Footnote
The Outlet Shoppes at Atlanta - Phase II	50%	3.00%	4,601	271	Nov-23	—	4,256	Open	(4)	(13)
The Outlet Shoppes at El Paso	50%	5.10%	72,575	4,888	Oct-28	—	61,342	Jul-28	(4)
The Outlet Shoppes of the Bluegrass	50%	4.05%	68,491	4,464	Dec-24	—	61,316	Open	(4)
The Outlet Shoppes of the Bluegrass - Phase II	50%	3.64%	8,872	602	Oct-21	—	8,472	Open	(13)
The Shops at Friendly Center	50%	3.34%	60,000	2,004	Apr-23	—	60,000	Feb-19
West County Center	50%	3.40%	170,632	10,111	Dec-22	—	162,270	Open	(4)
			1,064,052	60,220			977,725
Other Properties:
Ambassador Town Center	65%	3.22%	42,654	2,207	Jun-23	—	39,189	Open	(14)	(15)
Ambassador Town Center Infrastructure Improvements	65%	3.74%	9,360	86	Jan-21	—	9,360	Open	(4)(16)	(17)
Coastal Grand Outparcel	50%	4.09%	5,151	325	Aug-24	—	4,680	Open	(4)	(17)
EastGate Mall Self Storage	50%	2.90%	6,500	190	Dec-22	—	6,500	Open	(4)(7)	(17)(18)
Fremaux Town Center (Phase I)	65%	3.70%	64,487	4,480	Jun-26	—	52,130	Open	(4)	(17)
Hammock Landing - Phase I	50%	5.40%	40,177	368	Feb-21	Feb-23	40,047	Open	(4)(14)	(19)(20)
Hammock Landing - Phase II	50%	5.40%	14,423	145	Feb-21	Feb-23	14,363	Open	(4)(14)	(19)(20)
The Pavilion at Port Orange	50%	5.40%	53,233	501	Feb-21	Feb-23	53,048	Open	(4)(14)	(19)(20)
The Shoppes at Eagle Point	50%	2.90%	34,585	1,412	Oct-21	Oct-22	34,085	Open	(7)	(14)
York Town Center	50%	4.90%	29,904	2,879	Feb-22	—	28,605	Open	(4)
York Town Center - Pier 1	50%	2.90%	1,157	88	Feb-22	—	1,097	Open	(4)(7)	(17)
			301,631	12,681			283,104
Construction Loans:
Coastal Grand - Dick's Sporting Goods	50%	5.05%	6,811	357	Nov-24	—	6,497	Open	(4)	(21)
Hamilton Place Aloft Hotel	50%	2.60%	9,360	244	Nov-24	—	15,871	Open	(7)(17)	(22)
Hamilton Place Self Storage	54%	2.90%	6,564	192	Sep-24	—	6,312	Open	(4)(17)	(19)(23)
Mid Rivers Mall Self Storage	50%	2.90%	5,896	245	Apr-23	—	5,677	Open	(4)(17)	(19)(24)
Parkdale Mall Self Storage	50%	5.25%	6,160	327	Jul-24	—	5,875	Jul-22	(4)(7)(13)	(17)(25)
Springs at Port Orange	44%	2.50%	36,527	964	Dec-21	—	36,527	Open	(7)	(17)
			71,318	2,329			76,759

Total Unconsolidated Debt			$1,437,001	$75,230			$1,337,588
Total Consolidated and Unconsolidated Debt			$5,114,941	$297,110			$4,885,306
Company's Pro-Rata Share of Total Debt			$4,394,720	$259,083					(26)

(1)	The amount listed includes 100% of the loan amount even though the Operating Partnership may have less than a 100% ownership interest in the Property.
(2)	Assumes extension option will be exercised, if applicable.
(3)	Prepayment premium is based on yield maintenance or defeasance.
(4)	The filing of the Chapter 11 Cases constituted an event of default with respect to the loan.
(5)	The loan secured by this mall is in default as of December 31, 2020.
(6)

Brookfield Square Anchor Redevelopment - The $29,400 loan closed in October 2018 to fund the redevelopment of a former Sears location at Brookfield Square. The loan is interest only at a variable rate of LIBOR plus 2.90%. The loan matures October 2021, and had a one-year extension option, at our election, which was contingent on meeting specific debt and operational metrics. The Company is in discussions with the lender regarding the extension option because the filing of the Chapter 11 Cases constituted an event of default under the loan agreement.

(7)	The interest rate is variable at various spreads over LIBOR priced at the rates in effect at December 31, 2020. The note is prepayable at any time without prepayment penalty.
(8)

The Outlet Shoppes at Laredo - The interest rate will be reduced to LIBOR plus 2.25% once certain debt and operational metrics are met. The Operating Partnership owns less than 100% of the Property but guarantees 100% of the debt.

(9)	CBL Center consists of our two corporate office buildings.
(10)	Property type is an associated center.
(11)

Secured credit facility - The administrative agent informed the Company that interest will accrue on all outstanding obligations at the post-default rate, which is equal to the rate that otherwise would be in effect plus 5.0%. The post-default interest rate at December 31, 2020 was 9.50%. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 852 – Reorganizations (“ASC 852”), which limits the recognition of interest expense during a bankruptcy proceeding to only amounts that will be paid during the bankruptcy proceeding or that are probable of becoming allowed claims, interest has not been accrued on the secured credit facility subsequent to the filing of the Chapter 11 Cases. Amount is included in liabilities subject to compromise in the accompanying consolidated balance sheets as of December 31, 2020, and as the expected maturity date is subject to the outcome of the Chapter 11 Cases, the original, legal maturity date is reflected in this table. In accordance with ASC 852, unamortized deferred financing costs of $4,098, previously included in mortgage and other indebtedness, net, related to the secured term loan and unamortized deferred financing costs of $6,965, previously included in intangible lease assets and other assets, related to the secured line of credit were both charged to reorganization items in the accompanying consolidated statements of operations as part of the Company’s reorganization.

(12)

In accordance with ASC 852, unamortized deferred financing costs and debt discounts of $14,231, previously included in mortgage and other indebtedness, net, related to the senior unsecured notes were charged to reorganization items in the accompanying consolidated statements of operations as part of the Company’s reorganization. Also, in accordance with ASC 852, which limits the recognition of interest expense during a bankruptcy proceeding to only amounts that will be paid during the bankruptcy proceeding or that are probable of becoming allowed claims, interest has not been accrued subsequent to the filing of the Chapter 11 Cases. Amount is included in liabilities subject to compromise in the accompanying consolidated balance sheets as of December 31, 2020, and as the expected maturity date is subject to the outcome of the Chapter 11 Cases, the original, legal maturity date is reflected in this table.

(13)	The Operating Partnership owns less than 100% of the Property but guarantees 100% of the debt.
(14)	Property type is a community center.
(15)

Ambassador Town Center - The unconsolidated affiliate has an interest rate swap on a notional amount of $42,654, amortizing to $38,866 over the term of the swap, to effectively fix the interest rate on the variable-rate loan. Therefore, this amount is currently reflected as having a fixed rate. The swap terminates in June 2023.

(16)

Ambassador Town Center Infrastructure Improvements - The joint venture has an interest rate swap on a notional amount of $9,360, amortizing to $9,360 over the term of the swap, to effectively fix the interest rate on the variable rate loan. Therefore, this amount is currently reflected as having a fixed rate. The swap terminates in January 2021. The Operating Partnership owns less than 100% of the Property but guarantees 100% of the debt. Subsequent to December 31, 2020, the loan was extended for an additional four years. See Note 20.

(17)	Property type is Other.
(18)

EastGate Mall Self Storage - The loan is interest-only through November 2020. Thereafter, monthly payments of $10, in addition to interest, will be due. The interest rate will be reduced to a variable rate of LIBOR plus 2.35% once construction is complete and certain debt and operational metrics are met.

(19)

The interest rate is variable at various spreads over LIBOR priced at the rates in effect at December 31, 2020. However, the lender notified the Company that the loan is considered in default and will accrue interest at post-default rate.

(20)	The loan was extended subsequent to December 31, 2020. See Note 20 for more information.
(21)	Coastal Grand - Dick's Sporting Goods -The $7,959 construction loan bears interest at fixed rate of 5.05%.
(22)	Hamilton Place Aloft Hotel - The $16,800 construction loan bears interest rate at various spreads over LIBOR priced at the rates in effect at December 31, 2020.
(23)	Hamilton Place Self Storage - The $7,002 construction loan bears interest at LIBOR plus 2.75%.
(24)	Mid Rivers Mall Self Storage - The $5,987 construction loan is interest only through May 2021.
(25)	Parkdale Mall Self Storage - The $6,500 construction loan bears interest at the greater of 5.25% or LIBOR plus 2.80%.
(26)

Represents the Company's pro rata share of debt, including our share of unconsolidated affiliates' debt and excluding noncontrolling interests' share of consolidated debt on shopping center properties.

The following is a reconciliation of consolidated debt to our pro rata share of total debt, including unamortized deferred financing costs (in thousands):

Total consolidated debt	$3,677,940
Noncontrolling interests' share of consolidated debt	(30,177)
Company's share of unconsolidated debt	746,957
Unamortized deferred financing costs	(6,012)
Company's pro rata share of total debt	$4,388,708

Other than our property-specific mortgage or construction loans, there are no material liens or encumbrances on our Properties. See Note 8 and Note 9 to the consolidated financial statements for additional information regarding property-specific indebtedness and construction loans.

ITEM 3. LEGAL PROCEEDINGS

The information in this Item 3 is incorporated by reference herein from Note 16. Contingencies.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the over-the-counter market, operated by OTC Markets Group, Inc., under the ticker symbol “CBLAQ.” Over-the-counter market quotations for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There were approximately 794 shareholders of record for our common stock as of April 1, 2021.

During 2019, our board of directors suspended all future dividends with respect to the Company’s outstanding common stock and preferred stock, as well as distributions with respect to the Operating Partnership’s outstanding units of partnership interest, subject to quarterly review. We do not expect to pay any further dividends with respect to the Company’s outstanding common stock and preferred stock, or any distributions with respect to the Operating Partnership’s outstanding units of partnership interest, prior to the conclusion of our reorganization pursuant to the pending Chapter 11 Cases. If we successfully complete such reorganization, future dividend distributions with respect to new equity securities issued pursuant to the Chapter 11 Cases will be subject to our actual results of operations, taxable income, economic conditions, issuances of common stock and such other factors as our board of directors deems relevant. For additional information, see discussion presented under the subheading “Dividends – CBL” in Note 10 of this report. Our actual results of operations will be affected by a number of factors, including the revenues received from the Properties, our operating expenses, interest expense, unanticipated capital expenditures and the ability of the Anchors and tenants at the Properties to meet their obligations for payment of rents and tenant reimbursements.

See Part III, Item 12 contained herein for information regarding securities authorized for issuance under equity compensation plans. There were no repurchases of common stock made by us during the three months ended December 31, 2020.

Operating Partnership Units

There is no established public trading market for the Operating Partnership’s common units. On April 1, 2021, the Operating Partnership had 5,117,856 common units outstanding (comprised of 3,001,463 special common units and 2,116,393 common units) held by 29 holders of record, excluding the 196,458,778 common units held by the Company.

During the three months ended December 31, 2020, in addition to the 658,880 shares of common stock issued to holders of 658,880 common units of limited partnership interest in the Operating Partnership as previously reported in the Company’s Current Report on Form 8-K dated October 16, 2020 and filed with the SEC on October 22, 2020, the Company issued 148,554 additional shares of common stock to a holder of 148,554 common units of limited partnership interest in the Operating Partnership in connection with the exercise of the holder’s contractual exchange rights. We believe the issuance of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, because this issuance did not involve a public offering or sale. No underwriters, brokers or finders were involved in these transactions.

ITEM 6. SELECTED FINANCIAL DATA

Pursuant to Release No. 33-10890 (including the transition guidance therein), which was adopted by the SEC on November 19, 2020, the Company has elected to exclude the disclosures formerly required by this Item 6.

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

Executive Overview

We are a self-managed, self-administered, fully integrated REIT that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air and mixed-use centers, outlet centers, associated centers, community centers and office properties. Our shopping centers are located in 24 states, and are primarily in the southeastern and midwestern United States. We have elected to be taxed as a REIT for federal income tax purposes.

We conduct substantially all of our business through the Operating Partnership. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a VIE. See Item 2 for a description of our Properties owned and under development as of December 31, 2020.

On March 11, 2020, the World Health Organization classified COVID-19 as a pandemic. Due to the extraordinary governmental actions taken to contain COVID-19, we were unable to predict the full extent of the pandemic’s impact on our results of operations for 2020 and its ongoing impact in 2021. As a result, we previously withdrew our full-year 2020 same-center NOI and FFO per share, as adjusted, guidance and underlying assumptions and do not expect to provide guidance going forward until future results can be more accurately predicted.

In response to local and state mandated closures, our entire portfolio, except for a few properties, closed in March 2020. Beginning in late April, government agencies began allowing the re-opening of properties with specified health and safety restrictions. By the close of the third quarter 2020, all our mall properties were able to reopen. As local mandates were lifted and properties reopened, stores within the properties followed suit with the majority of stores reopening by the close of the third quarter. We have implemented strict procedures and guidelines for our employees, tenants and property visitors based on CDC and other health agency recommendations. Our properties continue to update these policies and procedures, following any new mandates and regulations, as required. The safety and health of our customers, employees and tenants remains a top priority.

Our financial and operating results during 2020 reflect the ongoing impact of the temporary closure of our portfolio for a significant period due to government mandates and operating restrictions. While all properties were able to reopen by the close of the third quarter, many state and local markets continue to impose occupancy and other restrictions. These additional restrictions may have the effect of restricting traffic and sales for our tenants and have put additional pressure on our tenants’ financial health. We have worked with our tenants to enhance customer reach despite the restrictions, including offering curbside pickup, delivery and opening buy-online-pick-up-in-store locations. Revenues for the year were impacted by a substantial increase in the estimate for uncollectable revenues related to rents due from tenants that filed for bankruptcy or are struggling financially. Store closures and rent loss from pre-pandemic tenant bankruptcies, rent abatements granted and lower percentage rent related to lower retail sales also impacted revenues. We offset a portion of this decline through aggressive actions to reduce costs both at the property and corporate levels, including company-wide salary reductions, furloughs, reductions-in-force and other expense reduction initiatives. However, as properties reopened during the third quarter, certain expenses necessarily resumed.

The mandated closures resulted in nearly all our tenants closing for a period of time and/or shortening operating hours. As a result, we experienced an increased level of requests for rent deferrals and abatements, as well as defaults on rent obligations. While, in general, we believe that tenants have a clear contractual obligation to pay rent, we have been working with our tenants to address rent deferral and abatement requests. We granted rent abatements of approximately $25.4 million and deferrals of approximately $30.6 million during the year ended December 31, 2020.

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

As discussed under Voluntary Reorganization under Chapter 11 below, the Debtors commenced the filing of the Chapter 11 Cases. The filing of the Chapter 11 Cases constituted an event of default that resulted in certain monetary obligations becoming immediately due and payable with respect to the secured credit facility and the senior unsecured notes. The filing of the Chapter 11 Cases also constituted an event of default with respect to certain property-level debt of the Operating Partnership’s subsidiaries, which may result in acceleration of the outstanding principal and other sums due. See Note 2 and Liquidity and Capital Resources for additional information.

We had a net loss for the year ended December 31, 2020 of $335.5 million as compared to a net loss of $131.7 million in the prior-year period. In addition to the impact of the government mandated closures and the ongoing impact of the COVID-19 pandemic, significant items that affected the comparability between the year ended December 31, 2020 and the year ended December 31, 2019 include:

•	$36.0 million of costs related to our reorganization efforts;
•	Loss on impairment that is $26.2 million lower in 2020 than in 2019;
•	Litigation settlement expense in 2020 that is $69.6 million lower;
•	Gain on extinguishment of debt that is $39.2 million lower;
•	$67.2 million less of gain on investments/deconsolidation related to deconsolidating two outlet centers in the third and fourth quarters of 2019;
•	Gain on sales of real estate assets that is $11.6 million lower in 2020 than in 2019; and
•	Equity in losses of unconsolidated affiliates of $14.9 million in 2020 compared to equity in earnings of unconsolidated affiliates of $4.9 million in 2019.

Our focus is on continuing to execute our strategy to transform our properties into suburban town centers, primarily through the re-tenanting of former anchor locations as well as diversification of in-line tenancy. This operational strategy is also supported by our balance sheet strategy focused on reducing overall debt, extending our debt maturity schedule and lowering our overall cost of borrowings to limit maturity risk, improve net cash flow and enhance enterprise value. As discussed further below under Voluntary Reorganization under Chapter 11, we are pursuing a plan to recapitalize the Company, including restructuring portions of its debt, through the Chapter 11 Cases. While the industry and our Company continue to face challenges, some of which may not be in our control, we believe that the strategies in place to redevelop our Properties and diversify our tenant mix will contribute to stabilization of our portfolio and revenues in future years.

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

Voluntary Reorganization under Chapter 11

On the Commencement Date, the Debtors, commenced the Chapter 11 Cases by filing voluntary petitions under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. The Debtors are authorized to continue to operate their businesses and manage their properties as debtors-in-possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. Pursuant to Rule 1015(b) of the Federal Rules of Bankruptcy Procedure, the Debtors’ Chapter 11 Cases are being jointly administered for procedural purposes only under the caption In re CBL & Associates Properties, Inc., et al., Case No. 20-35226. Documents filed on the docket of and other information related to the Chapter 11 Cases are available free of charge online at https://dm.epiq11.com/case/cblproperties/dockets.

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

The filing of the Chapter 11 Cases constituted an event of default that resulted in certain monetary obligations becoming immediately due and payable with respect to the secured credit facility and the senior unsecured notes. The filing of the Chapter 11 Cases also constituted an event of default with respect to certain property-level debt of the Operating Partnership’s subsidiaries, which may have resulted in the automatic acceleration of certain monetary obligations or may give the applicable lender the right to accelerate such amounts. Due to the Chapter 11 Cases, however, the creditors’ ability to exercise remedies against the Debtors under their respective credit agreements and debt instruments was stayed as of the date of the Chapter 11 petition and continues to be stayed.

After engaging in negotiations in a Bankruptcy Court-ordered mediation, on March 21, 2021, the Company entered into the Amended RSA, with the Consenting Noteholders in excess of 69% (including joinders) of the aggregate principal amount of the senior unsecured notes and the Consenting Bank Lenders party to the Company’s secured credit facility who hold in the aggregate in excess of 96% (including joinders) of the aggregate outstanding principal amount of debt under the secured credit facility. The Amended RSA amends and restates the Original RSA, dated as of August 18, 2020, and sets forth, subject to certain conditions, the commitments to and obligations of, on the one hand, the Company, and on the other hand, the Consenting Noteholders and Consenting Bank Lenders, in connection with the Restructuring Transactions set forth in the Amended RSA and the Plan Term Sheet. The Amended RSA contemplates that the restructuring and recapitalization of the Debtors will occur through a joint plan of reorganization in the Chapter 11 Cases.

The Amended RSA requires that the Company file the Amended Plan and related disclosure statement no later than 25 days after the Agreement Effective Date and under the Amended RSA we must seek to have the Amended Plan confirmed and declared effective no later than November 1, 2021. Before a Bankruptcy Court will confirm the Amended Plan, the Bankruptcy Code requires at least one “impaired” class of claims votes to accept the Amended Plan. A class of claims votes to “accept” the Amended Plan if voting creditors that hold a majority in number and two-thirds in amount of claims in that class approve the Amended Plan. The Amended RSA requires the Consenting Stakeholders vote in favor of and support the Amended Plan. As of the date hereof, the Consenting Bank Lenders and Consenting Noteholders each represent the requisite amount of claims necessary to accept the Amended Plan in each of their respective classes. For the foregoing reasons, among others, the Debtors believe that they will be able to confirm the Amended Plan in the Chapter 11 Cases.

Under the Amended RSA, the proposed Amended Plan will provide for the elimination of more than $1.6 billion of debt and preferred obligations as well as a significant reduction in interest expense. In exchange for their approximately $1.375 billion in principal amount of senior unsecured notes and $133 million in principal amount of the secured credit facility, Consenting Noteholders and other noteholders will receive, in the aggregate, $95 million in cash, $555 million of new senior secured notes, of which up to $100 million, upon election by the Consenting Noteholders, may be received in the form of new convertible secured notes and 89% in common equity of the newly reorganized Company. Certain Consenting Noteholders will also provide up to $50 million of new money in exchange for additional convertible secured notes. The Amended RSA provides that the remaining Bank Lenders, holding $983.7 million in principal amount under the secured credit facility, will receive $100 million in cash and a new $883.7 million secured term loan. Existing common and preferred stakeholders are expected to receive up to 11% of common equity in the newly reorganized company. The Amended RSA is subject to Bankruptcy Court approval, which the Company will seek in accordance with the terms of the Amended RSA.

We cannot predict the ultimate outcome of our Chapter 11 Cases at this time. For the duration of the Chapter 11 proceedings, our operations and ability to develop and execute our business plan are subject to the risks and uncertainties associated with the chapter 11 process. As a result of these risks and uncertainties, the amount and composition of our assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceedings, and the description of our operations, properties and liquidity and capital resources included in this annual report may not accurately reflect our operations, properties and liquidity and capital resources following the Chapter 11 process.

In particular, subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assume and assign or reject executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a prepetition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a prepetition general unsecured claim for damages caused by such deemed breach subject, in the case of the rejection of unexpired leases of real property, to certain caps on damages. Counterparties to such rejected contracts or leases may assert unsecured claims in the Bankruptcy Court against the applicable Debtor’s estate for such damages. Generally, the assumption or assumption and assignment of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance thereunder. Accordingly, any description of an executory contract or unexpired lease with the Debtors in this annual report, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease with the Debtors is qualified by any overriding rights we have under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the assumption, assumption and assignment or rejection of any executory contract or unexpired lease and the Debtors expressly preserve all of their rights with respect thereto.

Given the acceleration of the secured credit facility, the senior unsecured notes and certain property-level debt, as well as the inherent risks, unknown results and inherent uncertainties associated with the bankruptcy process and the direct correlation between these matters and our ability to satisfy our financial obligations that may arise, we believe that there is substantial doubt that we will continue to operate as a going concern within one year after the date our consolidated financial statements are issued. Our ability to continue as a going concern is contingent upon our ability to successfully implement the Amended Plan set forth in the Amended RSA, which is pending approval of the Bankruptcy Court. See Note 2 to the consolidated financial statements for additional information.

Results of Operations

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

Properties that were in operation for the entire year during both 2020 and 2019 are referred to as the “2020 Comparable Properties.” Since January 1, 2019, we have opened three self-storage facilities, deconsolidated three outlet centers and disposed of twelve properties:

Properties Opened

Property	Location	Date Opened
Mid Rivers Mall – Self-storage (1)	St. Peters, MO	January 2019
Parkdale Mall – Self Storage (1)	Beaumont, TX	April 2020
Hamilton Place – Self Storage (1)	Chattanooga, TN	July 2020
(1)

The property is owned by a joint venture that is accounted for using the equity method of accounting and is included in equity in earnings of unconsolidated affiliates in the accompanying consolidated statements of operations.

Deconsolidations

Property	Location	Date of Deconsolidation
The Outlet Shoppes at Atlanta (1)	Woodstock, GA	December 2019
The Outlet Shoppes at El Paso (1)	El Paso, TX	August 2019
The Outlet Shoppes of the Bluegrass (1)	Simpsonville, KY	November 2019
(1)

The property is owned by a joint venture that is accounted for using the equity method of accounting and is included in equity in earnings of unconsolidated affiliates in the accompanying consolidated statements of operations from the date of deconsolidation.

Dispositions

Property	Location	Sales Date
850 Greenbrier Circle	Chesapeake, VA	July 2019
Acadiana Mall (1)	Lafayette, LA	January 2019
Barnes & Noble parcel	High Point, NC	July 2019
Cary Towne Center	Cary, NC	January 2019
Courtyard by Marriott at Pearland Town Center	Pearland, TX	June 2019
Dick’s Sporting Goods at Hanes Mall	Winston-Salem, NC	September 2019
The Forum at Grandview	Madison, MS	July 2019
Honey Creek Mall	Terre Haute, IN	April 2019
Kroger at Foothills Plaza	Maryville, TN	July 2019
The Shoppes at Hickory Point	Forsyth, IL	April 2019
Hickory Point Mall (1)	Forsyth, IL	August 2020
Burnsville Center (1)	Burnsville, MN	December 2020

(1)	Title to the property was transferred to the mortgage holder in satisfaction of the non-recourse debt secured by the property.

Revenues

	Total for the Years Ended December 31,			Comparable Properties
	2020	2019	Change	Core	Non-core	Deconsolidation	Dispositions	Total Change
Rental revenues	$554,064	$736,878	$(182,814)	$(120,453)	$(10,089)	$(35,571)	$(16,701)	$(182,814)
Management, development and leasing fees	6,800	9,350	(2,550)	(2,550)	—	—	—	(2,550)
Other	14,997	22,468	(7,471)	(6,276)	(252)	(358)	(585)	(7,471)
Total revenues	$575,861	$768,696	$(192,835)	$(129,279)	$(10,341)	$(35,929)	$(17,286)	$(192,835)

Rental revenues from the Comparable Properties declined due to (i) store closures and rent concessions that were in effect prior to the COVID-19 pandemic for tenants with high occupancy cost levels and tenants that closed in 2019 due to bankruptcy and (ii) rent concessions to tenants that are in bankruptcy or are struggling financially primarily due to the impacts of the COVID-19 pandemic, including $25.4 million of rent abatements and $48.2 million in uncollectable revenues for past due rents. Percentage rent declined $7.6 million as a result of store closures and lower retail sales due to mandated property closures and reduced traffic.

Operating Expenses

	Total for the Years Ended December 31,			Comparable Properties
	2020	2019	Change	Core	Non-core	Deconsolidation	Dispositions	Total Change
Property operating	$(84,061)	$(108,905)	$24,844	$11,182	$1,877	$8,741	$3,044	$24,844
Real estate taxes	(69,686)	(75,465)	5,779	954	(76)	2,456	2,445	5,779
Maintenance and repairs	(34,132)	(46,282)	12,150	8,447	415	1,119	2,169	12,150
Property operating expenses	(187,879)	(230,652)	42,773	20,583	2,216	12,316	7,658	42,773
Depreciation and amortization	(215,030)	(257,746)	42,716	22,051	4,606	11,563	4,496	42,716
General and administrative	(53,425)	(64,181)	10,756	10,756	—	—	—	10,756
Loss on impairment	(213,358)	(239,521)	26,163	(22,552)	65,343	—	(16,628)	26,163
Litigation settlement	7,855	(61,754)	69,609	69,609	—	—	—	69,609
Prepetition charges	(23,883)	—	(23,883)	(23,883)	—	—	—	(23,883)
Other	(953)	(91)	(862)	(862)	—	—	—	(862)
Total operating expenses	$(686,673)	$(853,945)	$167,272	$75,702	$72,165	$23,879	$(4,474)	$167,272

Property operating expenses at the Comparable Properties decreased primarily due to the implementation of comprehensive programs to reduce operating expenses to mitigate the impact of the COVID-19 pandemic, including salary reductions, furloughs, reductions-in-force and other operating expense initiatives.

The decrease in depreciation and amortization expense related to the Comparable Properties primarily relates to a lower basis in depreciable assets resulting from impairments recorded in 2019 and 2020, as well as write-offs of tenant improvements and intangible lease assets related to store closings that occurred in 2019 and 2020.

General and administrative expenses decreased $10.8 million due to the implementation of comprehensive programs to reduce expenses, including salary reductions, furloughs and a reduction-in-force, as well lower legal expenses as compared to the prior year period related to the litigation settlement and the new secured credit facility that closed in January 2019.

For the year ended December 31, 2020, we recognized $213.4 million of loss on impairment of real estate to write down the book value of six malls. For the year ended December 31, 2019, we recognized $239.5 million of loss on impairment of real estate to write down the book value of six malls and one community center. See Note 17 to the consolidated financial statements for more information.

For the year ended December 31, 2020, we recorded $23.9 million of prepetition charges representing professional fees related to our negotiations with the administrative agent and lenders under the secured credit facility and certain holders of our senior unsecured notes regarding a restructure of such indebtedness prior to the filing of the Chapter 11 Cases beginning on November 1, 2020.

For the year ended December 31, 2019, we recognized $61.8 million of litigation settlement expense related to the settlement of a class action lawsuit, net of amounts that were released. For the year ended December 31, 2020, we recognized a credit to litigation settlement expense of $7.9 million related to claim amounts that were released pursuant to the terms of the settlement agreement. See Note 16 to the consolidated financial statements for more information.

Other Income and Expenses

Interest and other income increased $3.6 million during the year ended December 31, 2020 compared to the prior-year period primarily due to additional interest income related to the U.S. Treasury securities that we invested in using a significant portion of the $280 million we drew on our secured line of credit in March 2020 to increase liquidity and preserve financial flexibility in light of the uncertainty surrounding the impact of the COVID-19 pandemic. Also, insurance settlements increased from the prior year due to an increase in weather related incidents at certain properties.

Interest expense decreased $5.6 million compared to the prior-year period. The decrease was primarily due to elimination of interest expense on the senior unsecured notes and the secured credit facility subsequent to filing the Chapter 11 Cases beginning on November 1, 2020. Also, the decrease was impacted by a $9.4 million reduction in property-level interest expense from the deconsolidation of three encumbered properties late in 2019, as well as the retirement of three property-level loans. The decrease was partially offset by (i) a higher outstanding balance on the secured line of credit as a result of the $280 million we drew in March 2020 to increase liquidity and preserve financial flexibility, (ii) the accrual of additional interest on the secured credit facility at a higher interest rate imposed as a result of notices of default received from the administrative agent and (iii) an increase of $11.4 million of default interest expense related to property-level non-recourse loans that are in default, which may not be payable depending on the outcome of negotiations with the lenders. In accordance with ASC 852, which limits the recognition of interest expense during a bankruptcy proceeding to only amounts that will be paid during the bankruptcy proceeding or that are probable of becoming allowed claims, interest has not been accrued on the secured credit facility or the senior unsecured notes subsequent to the filing of the Chapter 11 Cases.

For the year ended December 31, 2020, we recorded a $32.5 million gain on extinguishment of debt related to two malls, Burnsville Center and Hickory Point Mall, that were transferred to the lenders in satisfaction of the non-recourse debt secured by the properties. For the year ended December 31, 2019, we recorded $71.7 million of gain on extinguishment of debt related to two malls. We transferred Acadiana Mall to the lender in satisfaction of the non-recourse debt secured by the property. We sold Cary Towne Center and used the net proceeds from the sale to satisfy a portion of the non-recourse loan that secured the property. The remaining principal balance was forgiven.

During 2019, we recorded $67.2 million of gain on deconsolidation related to The Outlet Shoppes at El Paso and The Outlet Shoppes at Atlanta.

Gain on sales of real estate assets decreased $11.6 million compared to the prior-year period. In 2020, we recognized $4.7 million of gain on sales of real estate assets primarily related to the sale of eight outparcels. In 2019, we recognized $16.3 million of gain on sales of real estate assets primarily related to the sale of two centers, a hotel, an office building and seven outparcels.

For the year ended December 31, 2020, we recorded $36.0 million of reorganization items, which consists of professional fees directly related to the Chapter 11 Cases, as well as unamortized deferred financing costs and unamortized debt discounts expensed in accordance with ASC 852.

The income tax provision of $16.8 million in 2020 relates to the Management Company, which is a taxable REIT subsidiary, and consist of a current tax provision of $2.3 million and a deferred tax provision of $14.5 million, which reflects a full valuation allowance on our deferred tax assets. The full valuation allowance was recorded due to management’s evaluation of positive and negative indicators and determination that the deferred tax assets would not be realized. The income tax provision of $3.2 million in 2019 consists of a current tax provision of $0.5 million and a deferred tax provision of $2.7 million.

Equity in earnings (losses) of unconsolidated affiliates decreased by $19.8 million during the year ended December 31, 2020 compared to the prior-year period. The decrease was primarily due to lower earnings of our unconsolidated affiliates due to the impacts of the mandated property closures during 2020 as a result of COVID-19, including an increase in estimates of uncollectable rental revenues and abatements of rent, as well as an increase in the amortization of our inside/outside basis difference related to the three properties that were deconsolidated late in 2019.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2019, as amended, for a comparison of the year ended December 31, 2019 to the year ended December 31, 2018.

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

We include a Property in our same-center pool when we have owned all or a portion of the Property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year ended December 31, 2019 and the current year ended December 31, 2020. New Properties are excluded from same-center NOI, until they meet these criteria. Properties excluded from the same-center pool, which would otherwise meet these criteria, are Properties that are being repositioned or Properties where we are considering alternatives for repositioning, where we intend to renegotiate the terms of the debt secured by the related Property or return the Property to the lender. Asheville Mall, EastGate Mall, Greenbrier Mall and Park Plaza were classified as Lender Malls as of December 31, 2020.

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net loss for the years ended December 31, 2020 and 2019 is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Net loss	$(335,529)	$(131,721)
Adjustments: (1)
Depreciation and amortization	268,126	298,989
Interest expense	231,309	227,151
Abandoned projects expense	952	91
Gain on sales of real estate assets	(4,696)	(16,901)
Gain on investment/deconsolidation	—	(67,242)
Gain on extinguishment of debt	(32,521)	(71,722)
Loss on impairment, net of noncontrolling interest	195,336	239,521
Litigation settlement	(7,855)	61,754
Prepetition charges	23,883	—
Reorganization items	35,977	—
Income tax provision	16,836	3,153
Lease termination fees	(6,076)	(3,794)
Straight-line rent and above- and below-market rent	(115)	(6,781)
Net (income) loss attributable to noncontrolling interests in other consolidated subsidiaries	20,683	(739)
General and administrative expenses	53,425	64,181
Management fees and non-property level revenues	(13,467)	(12,202)
Operating Partnership's share of property NOI	446,268	583,738
Non-comparable NOI	(25,935)	(48,392)
Total same-center NOI	$420,333	$535,346

(1)

Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated Properties.

Same-center NOI decreased $115.0 million for the year ended December 31, 2020 compared to 2019. The NOI decline of 21.5% for 2020 was driven by a decline in total revenue of $139.0 million partially offset by a $23.7 million decline in total operating expenses. Rental revenues declined $134.1 million during 2020 due to (i) store closures and rent concessions that were in effect prior to the COVID-19 pandemic for tenants with high occupancy cost levels and tenants that closed in 2019 due to bankruptcy and (ii) rent concessions to tenants that are in bankruptcy or are struggling financially due to the impacts of the COVID-19 pandemic. The $23.7 million decrease in total operating expenses was primarily due to the implementation of comprehensive programs to reduce operating expenses to mitigate the impact of the COVID-19 pandemic, including salary reductions, furloughs, reductions-in-force and other operating expense initiatives.

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

We derive the majority of our revenues from the Mall Properties. The sources of our revenues by property type were as follows:

	Year Ended December 31,
	2020	2019
Malls	90.4%	91.0%
Other Properties	9.6%	9.0%

Mall Store Sales

Mall store sales include reporting mall tenants of 10,000 square feet or less for Stabilized Malls and exclude license agreements, which are retail contracts that are temporary or short-term in nature and generally last more than three months but less than twelve months. The following is a comparison of our same-center sales per square foot for Mall tenants of 10,000 square feet or less (excluded Properties are not included in sales metrics):

	Twelve Months Ended December 31, 2020		Twelve Months Ended December 31, 2019	% Change
Stabilized mall same-center sales per square foot	N/A	(1)	$386	N/A
(1)

Due to the temporary mall and store closures that occurred, the majority of our tenants did not report sales for the full reporting period. As a result, we are not able to provide a complete measure of sales per square foot for the trailing twelve months.

Occupancy

Our portfolio occupancy is summarized in the following table (excluded Properties are not included in occupancy metrics):

	As of December 31,
	2020	2019
Total portfolio	87.5%	91.2%
Malls:
Total Mall portfolio	85.5%	89.8%
Same-center Malls	85.5%	90.1%
Stabilized Malls	85.8%	90.0%
Non-stabilized Malls (1)	74.4%	83.8%
Other Properties:
Associated centers	93.2%	95.6%
Community centers	93.6%	96.0%

(1)	Represents occupancy for The Outlet Shoppes at Laredo.

Bankruptcy-related store closures impacted 2020 occupancy by approximately 331 basis points or 550,000 square feet.

Leasing

The following is a summary of the total square feet of leases signed in the year ended December 31, 2020 as compared to the prior-year period:

	Year Ended December 31,
	2020	2019
Operating portfolio:
New leases	542,500	1,054,336
Renewal leases	2,062,536	2,502,001
Development portfolio:
New leases	63,550	306,688
Total leased	2,668,586	3,863,025

Average annual base rents per square foot are computed based on contractual rents in effect as of December 31, 2020 and 2019, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each Property type (1):

	December 31,
	2020	2019
Malls (1):
Same-center Stabilized Malls	$29.34	$31.97
Stabilized Malls	29.41	32.06
Non-stabilized Malls (2)	24.45	24.25
Other Properties (3):	15.03	15.51
Associated centers	13.23	13.84
Community centers	16.65	17.04
Office buildings	19.28	19.04

(1)	As noted in Item 2. Properties, excluded Properties are not included.
(2)	Represents average annual base rents for The Outlet Shoppes at Laredo.
(3)	Average base rents for associated centers, community centers and office buildings include all leased space, regardless of size.

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the year ended December 31, 2020 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (2)	% Change Average
All Property Types (1)	1,590,494	$33.57	$28.54	(15.0)%	$28.98	(13.7)%
Stabilized Malls	1,443,733	34.16	28.84	(15.6)%	29.26	(14.3)%
New leases	105,128	32.01	30.72	(4.0)%	32.62	1.9%
Renewal leases	1,338,605	34.32	28.69	(16.4)%	28.99	(15.5)%

(1)	Includes Stabilized Malls, associated centers, community centers and other.
(2)	Average gross rent does not incorporate allowable future increases for recoverable CAM expenses.

New and renewal leasing activity of comparable small shop space of less than 10,000 square feet for the year ended December 31, 2020, based on commencement date inclusive of the impact of any rent concessions, are as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2020:
New	79	239,162	6.94	$28.65	$30.30	$28.09	$0.56	2.0%	$2.21	7.9%
Renewal	418	1,318,397	2.57	26.09	27.26	32.00	(5.91)	(18.5)%	(4.74)	(14.8)%
Commencement 2020 Total	497	1,557,559	3.27	26.48	27.73	31.40	(4.92)	(15.7)%	(3.67)	(11.7)%

Commencement 2021:
New	19	56,143	7.32	31.51	34.11	29.78	1.73	5.8%	4.33	14.5%
Renewal	174	564,190	2.02	27.98	27.96	34.28	(6.30)	(18.4)%	(6.32)	(18.4)%
Commencement 2021 Total	193	620,333	2.55	28.30	28.52	33.87	(5.57)	(16.4)%	(5.35)	(15.8)%

Total 2020/2021	690	2,177,892	3.06	$27.00	$27.95	$32.10	$(5.10)	(15.9)%	$(4.15)	(12.9)%

Liquidity and Capital Resources

As of December 31, 2020, we had $294.9 million available in unrestricted cash and U.S. Treasury securities and we had $1,114.7 million outstanding on our secured credit facility. Our total pro rata share of debt at December 31, 2020 was $4,388.7 million. The $59.9 million in restricted cash at December 31, 2020 related to cash held in escrow accounts for insurance, real estate taxes, capital expenditures and tenant allowances as required by the terms of certain mortgage notes payable, as well as amounts related to cash management agreements with our lenders that are designated for debt service and operating expense obligations.

In February 2020, we utilized our secured credit facility to pay off two loans secured by Parkway Place and Valley View Mall totaling $84.5 million. Also, we closed on a new loan secured by The Outlet Shoppes at Atlanta – Phase II in the amount of $4.7 million, with an interest rate of LIBOR plus 2.5% and a maturity date of November 2023. Proceeds were used to retire the $4.4 million existing loan. In March 2020, we drew $280.0 million on our secured line of credit to increase liquidity and preserve financial flexibility in light of the uncertainty surrounding the impact of the COVID-19 pandemic. We purchased $154.2 million, including accrued interest, of U.S. Treasury securities with a portion of the borrowings on our secured line of credit. In December 2020, we purchased an additional $82.0 million of U.S. Treasury securities with a portion of the borrowings on our secured line of credit. We recorded a $32.5 million gain on extinguishment of debt related to returning Hickory Point Mall and Burnsville Center to the lenders in August 2020 and December 2020, respectively.

In response to the COVID-19 pandemic, we implemented comprehensive programs to halt all non-essential expenditures, to reduce operating and overhead expenses and to reduce, defer or suspend capital expenditures, including redevelopment investments. These programs include a temporary reduction of up to 50% to the compensation of our Chairman of the Board, our CEO and our President as well as independent director fees, a temporary reduction of up to 20% to the compensation of our other named executive officers, salary reductions to all staff, a broad-based furlough program, a permanent reduction in workforce and 2020 capital expenditure reductions or postponements of approximately $60.0 million. While we have paused several major projects, we are pursuing capital lite solutions for backfilling many of our remaining available anchors, including joint venture partnerships, favorable lease structures and third-party arrangements – all of which benefit our portfolio while preserving capital. Additionally, we were able to achieve debt service payment deferrals for a portion of our secured loans. Securitized lenders in general have shown minimal flexibility in amending loan payments.

We elected to not make the $6.9 million interest payment (the “2024 Notes Interest Payment”) due and payable on October 15, 2020, with respect to the 2024 Notes. Under the indenture governing the 2024 Notes, we had a 30-day grace period to make the 2024 Notes Interest Payment before the nonpayment was considered an “event of default” with respect to the 2024 Notes. We filed the Chapter 11 Cases prior to the end of the 30-day grace period.

The filing of the Chapter 11 Cases constituted an event of default that resulted in certain monetary obligations becoming immediately due and payable with respect to the secured credit facility and the senior unsecured notes. We anticipate restructuring our unsecured debt maturities through the Chapter 11 bankruptcy filing.

Our total share of consolidated and unconsolidated outstanding debt maturing in 2021, assuming all extension options are elected, is $539.2 million, and we are in discussions with existing lenders. We anticipate restructuring our unsecured debt maturities through the recent Chapter 11 bankruptcy filing. The filing of the Chapter 11 Cases also constituted an event of default with respect to certain property-level debt of the Operating Partnership’s subsidiaries, which may have resulted in the automatic acceleration of certain monetary obligations or may give the applicable lender the right to accelerate such amounts. See Note 8 and Note 9 for more information.

We derive the majority of our revenues from leases with retail tenants, which have historically been the primary source for funding short-term liquidity and capital needs such as operating expenses, debt service, tenant construction allowances, recurring capital expenditures, dividends and distributions. We believe that the combination of cash flows generated from our operations, combined with cash on hand and our investment in U.S. Treasury securities will, for the foreseeable future, provide adequate liquidity to meet our cash needs assuming we continue to operate as a going concern within twelve months of the date our consolidated financial statements are issued. In addition to these factors, we have options available to us to generate additional liquidity, including but not limited to, joint venture investments and decreasing expenditures related to tenant construction allowances and other capital expenditures. We also generate revenues from sales of peripheral land at our properties and from sales of real estate assets when it is determined that we can realize an optimal value for the assets.

Cash Flows - Operating, Investing and Financing Activities

There was $121.7 million of cash, cash equivalents and restricted cash as of December 31, 2020, an increase of $62.7 million from December 31, 2019. Of this amount, $61.8 million was unrestricted cash as of December 31, 2020. Our net cash flows are summarized as follows (in thousands):

	Year Ended December 31,
	2020	2019	Change
Net cash provided by operating activities	$133,365	$273,408	$(140,043)
Net cash provided by (used in) investing activities	(280,397)	24,586	(304,983)
Net cash provided by (used in) financing activities	209,696	(296,448)	506,144
Net cash flows	$62,664	$1,546	$61,118

Cash Provided by Operating Activities

•

Cash provided by operating activities during 2020 decreased primarily due to a decline in rental revenues from tenants due to the closure of most of our malls for a period of time in response to government mandates that began in March. Operating cash flows have also been impacted by rent deferrals and abatements that have been granted to tenants experiencing financial difficulties due to the COVID-19 pandemic. Rental revenues also decreased due to store closures and rent concessions for tenants with high occupancy cost levels, including tenants that closed in 2019 and 2020 due to bankruptcy prior to the COVID-19 pandemic, as well as a decline in rental revenues related to dispositions. The decrease in rental revenues was partially offset by savings in property operating expenses and general and administrative expenses from the implementation of comprehensive programs to reduce operating expenses to mitigate the impact of the COVID-19 pandemic, including salary reductions, furloughs, reductions-in-force and other operating expense initiatives. Prepetition charges related to our efforts to restructure our corporate-level debt also contributed to the decline in cash provided by operating activities.

Cash Provided by (Used in) Investing Activities

•

Net cash used in investing activities for 2020 was primarily related to the purchase of U.S. Treasury securities for $235.2 million using a significant portion of the $280.0 million that we drew on our secured line of credit. We also expended $53.5 million on additions to real estate assets, primarily related to redevelopment projects. Net cash provided by investing activities for 2019 was primarily related to a greater amount of proceeds from sales, partially offset by higher cash paid for capital expenditures.

Cash Used in Financing Activities

•

The net cash inflow for 2020 is primarily due to the $280.0 million draw on our secured credit facility in order to increase liquidity and preserve financial flexibility in light of the uncertainty surrounding the impact of the COVID-19 pandemic. Additionally, there were no common or preferred stock dividends paid in 2020, as compared to $26.0 million in dividends paid to holders of common stock and $33.7 million in dividends paid to holders of preferred stock in 2019.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2019, as amended, for a comparison of the year ended December 31, 2019 to the year ended December 31, 2018.

Debt of the Company

CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that it has a direct or indirect ownership interest in, is the borrower on all our debt.

CBL is a limited guarantor of the Notes, as described in Note 9 to the consolidated financial statements, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. We also provide a similar limited guarantee of the Operating Partnership's obligations with respect to our secured credit facility as of December 31, 2020.

Debt of the Operating Partnership

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated Properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

December 31, 2020:	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating Properties (2)	$1,120,203	$(30,177)	$612,458	$1,702,484	4.74%
Recourse loans on operating Properties (3)	—	—	9,360	9,360	3.74%
Construction loans	—	—	3,406	3,406	5.05%
Total fixed-rate debt	1,120,203	(30,177)	625,224	1,715,250	4.74%
Variable-rate debt:
Recourse loans on operating Properties	68,061	—	88,511	156,572	4.59%
Construction loans	—	—	33,222	33,222	3.11%
Total variable-rate debt	68,061	—	121,733	189,794	4.33%
Total fixed-rate and variable-rate debt	1,188,264	(30,177)	746,957	1,905,044	4.70%
Unamortized deferred financing costs (4)	(3,433)	265	(2,844)	(6,012)
Total mortgage and other indebtedness, net	$1,184,831	$(29,912)	$744,113	$1,899,032

December 31, 2020:	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Senior unsecured notes due 2023 (5)	450,000	—	—	450,000	5.25%
Senior unsecured notes due 2024 (5)	300,000	—	—	300,000	4.60%
Senior unsecured notes due 2026 (5)	625,000	—	—	625,000	5.95%
Total fixed-rate debt	1,375,000	—	—	1,375,000	5.43%
Variable-rate debt:
Secured line of credit (6)	675,926	—	—	675,926	9.50%
Secured term loan (6)	438,750	—	—	438,750	9.50%
Total variable-rate debt	1,114,676	—	—	1,114,676	9.50%
Total fixed-rate and variable-rate debt	2,489,676	—	—	2,489,676	7.25%
Unpaid accrued interest (7)	57,644	—	—	57,644
Prepetition unsecured or under secured liabilities	4,170	—	—	4,170
Total liabilities subject to compromise	$2,551,490	$—	$—	$2,551,490

December 31, 2019:	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating Properties (2)	$1,330,561	$(30,658)	$623,193	$1,923,096	4.88%
Recourse loans on operating Properties (3)	—	—	10,050	10,050	3.74%
Senior unsecured notes due 2023 (8)	447,894	—	—	447,894	5.25%
Senior unsecured notes due 2024 (9)	299,960	—	—	299,960	4.60%
Senior unsecured notes due 2026 (10)	617,473	—	—	617,473	5.95%
Total fixed-rate debt	2,695,888	(30,658)	633,243	3,298,473	5.10%
Variable-rate debt:
Recourse loans on operating Properties	41,950	—	69,046	110,996	4.13%
Construction loans	29,400	—	35,362	64,762	4.45%
Secured line of credit	310,925	—	—	310,925	3.94%
Secured term loan	465,000	—	—	465,000	3.94%
Total variable-rate debt	847,275	—	104,408	951,683	4.00%
Total fixed-rate and variable-rate debt	3,543,163	(30,658)	737,651	4,250,156	4.86%
Unamortized deferred financing costs	(16,148)	318	(2,851)	(18,681)
Total mortgage and other indebtedness, net	$3,527,015	$(30,340)	$734,800	$4,231,475

(1)	Weighted-average interest rate includes the effect of debt premiums and discounts but excludes amortization of deferred financing costs.
(2)

An unconsolidated affiliate has an interest rate swap on a notional amount outstanding of $42,654 as of December 31, 2020 and $43,623 as of December 31, 2019 related to a variable-rate loan on Ambassador Town Center to effectively fix the interest rate on this loan to a fixed-rate of 3.22%.

(3)

The unconsolidated affiliate has an interest rate swap on a notional amount outstanding of $9,360 as of December 31, 2020 and $10,050 as of December 31, 2019 related to a variable-rate loan on Ambassador Town Center - Infrastructure Improvements to effectively fix the interest rate on this loan to a fixed-rate of 3.74%. Subsequent to December 31, 2020, the loan was extended for an additional four years. See Note 20.

(4)

Unamortized deferred financing costs amounting to $3,106 and $2,099 for certain consolidated and unconsolidated property-level, non-recourse mortgage loans, respectively, may be required to be written off in the event that a waiver or restructuring of terms cannot be negotiated and the debt is either redeemed or otherwise extinguished.

(5)

In accordance with ASC 852, which limits the recognition of interest expense during a bankruptcy proceeding to only amounts that will be paid during the bankruptcy proceeding or that are probable of becoming allowed claims, interest has not been accrued on the senior unsecured notes subsequent to the filing of the Chapter 11 Cases. In accordance with ASC 852, unamortized deferred financing costs and debt discounts of $14,231, previously included in mortgage and other indebtedness, net in the Company’s consolidated balance sheets, related to the senior unsecured notes were charged to reorganization items in the accompanying consolidated statement of operations as part of the Company’s reorganization (see Note 2). The outstanding amount of the senior unsecured notes is included in liabilities subject to compromise in the accompanying consolidated balance sheets as of December 31, 2020.

(6)

The administrative agent informed the Company that interest will accrue on all outstanding obligations at the post-default rate, which is equal to the rate that otherwise would be in effect plus 5.0%. The post-default interest rate at December 31, 2020 was 9.50%. In accordance with ASC 852, which limits the recognition of interest expense during a bankruptcy proceeding to only amounts that will be paid during the bankruptcy proceeding or that are probable of becoming allowed claims, interest has not been accrued on the secured credit facility subsequent to the filing of the Chapter 11 Cases. In accordance with ASC 852, unamortized deferred financing costs of $4,098, previously included in mortgage and other indebtedness, net in the Company’s consolidated balance sheets, related to the secured term loan were charged to reorganization items in the accompanying consolidated statement of operations as part of the Company’s reorganization. Additionally, unamortized deferred financing costs amounting to $6,965, previously included in intangible lease assets and other assets in the Company’s consolidated balance sheets, related to the secured line of credit were charged to reorganization items in the accompanying consolidated statement of operations as part of the Company’s reorganization. The outstanding amount of the secured credit facility is included in liabilities subject to compromise in the accompanying consolidated balance sheets as of December 31, 2020.

(7)	Represents interest accrued on the secured credit facility and senior unsecured notes prior to the filing of the Chapter 11 Cases.
(8)	The balance is net of an unamortized discount of $2,106 as of December 31, 2019.
(9)	The balance is net of an unamortized discount of $40 as of December 31, 2019.
(10)	The balance is net of an unamortized discount of $7,527 as of December 31, 2019.

The following table presents our pro rata share of consolidated and unconsolidated debt as of December 31, 2020, excluding debt premiums and discounts, that is scheduled to mature in 2021 (in thousands):

	Balance
Consolidated Properties:
Parkdale Mall & Crossing	$74,406
EastGate Mall	31,181	(1)
Hamilton Crossing & Expansion	7,549
Park Plaza	76,805	(1)
Fayette Mall	141,393
The Outlet Shoppes at Laredo	40,600
Alamance Crossing	43,563
Asheville Mall	62,121	(1)
Brookfield Square Anchor Redevelopment	27,461	(2)
	505,079
Unconsolidated Properties:
Ambassador Town Center - Infrastructure Improvements	9,360	(3)
Hammock Landing - Phase I & II	27,299	(3)
The Pavilion at Port Orange	26,617	(3)
The Shoppes at Eagle Point	17,293	(4)
The Outlet Shoppes of the Bluegrass - Phase II	8,872
Springs at Port Orange	15,889
	105,330
Total 2021 Maturities at pro rata share	$610,409

(1)	Loan is in the process of foreclosure.
(2)	The Company is in discussions with the lender regarding the ability to exercise the extension option as a result of the Chapter 11 Cases.

(3)	Loan was extended subsequent to December 31, 2020. See Note 20.
(4)	Loan has a one-year extension option.

In addition, $231.8 million of our pro rata share of consolidated and unconsolidated debt is related to four operating property loans, Asheville Mall, EastGate Mall, Greenbrier Mall and Park Plaza, that are in default. We anticipate cooperating with the lenders on the loans secured by Asheville Mall, EastGate Mall and Park Plaza to either convey the property to the lender in satisfaction of the loan or complete a foreclosure. We are in discussions with the lender regarding the loan secured by Greenbrier Mall.

The weighted-average remaining term of our total share of consolidated and unconsolidated debt was 3.1 years and 3.9 years at December 31, 2020 and 2019, respectively. The weighted-average remaining term of our pro rata share of fixed-rate debt was 3.4 years and 4.1 years at December 31, 2020 and 2019, respectively.

As of December 31, 2020 and 2019, our pro rata share of consolidated and unconsolidated variable-rate debt represented 29.7% and 22.5%, respectively, of our total pro rata share of debt.

See Note 8 and Note 9 to the consolidated financial statements for additional information concerning the amount and terms of our outstanding indebtedness as of December 31, 2020.

Issuer and Guarantor Subsidiaries of Guaranteed Securities

In March 2020, the SEC issued Rule Release No. 33-10762, Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities ("Release 33-10762”). Release 33-10762 simplifies the disclosure requirements related to certain registered securities under Rules 3-10 and 3-16 of SEC Regulation S-X, permitting registrants to provide certain alternative financial disclosures and non-financial disclosures in lieu of separate consolidating financial statements for subsidiary issuers and guarantors of registered debt securities if certain conditions are met. The amendments in Release 33-10762 are generally effective for filings on or after January 4, 2021, with early application permitted. We adopted the new disclosure requirements permitted under Release 33-10762 effective for the year ended December 31, 2020.

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

The guarantees of the Guarantor Subsidiaries are joint and several and full and unconditional. The guarantees are unsecured and effectively subordinated to any existing and future secured debt that a Guarantor Subsidiary may have to the extent of the value of the assets securing such debt. Each Guarantor Property’s obligation will remain until the earlier of such time as (i) all guaranteed obligations have been paid in full in cash and each guaranteed obligation has been terminated or cancelled in accordance with its terms or (ii) any such Guarantor Subsidiary ceases to be a guarantor under the senior secured credit facility. The Guarantor Subsidiaries’ maximum guarantee related to the secured credit facility is $1,114.7 million as of December 31, 2020, and the maximum guarantee related to the Notes is $1,375.0 million as of December 31, 2020.

The following tables present summarized financial information for the Operating Partnership and the Guarantor Subsidiaries on a combined basis. The summarized financial information does not include the Operating Partnership’s investments in non-guarantor subsidiaries nor the earnings from non-guarantor subsidiaries. Intercompany transactions between the Operating Partnership and the Guarantor Subsidiaries have been eliminated. The summarized balance sheet information is as of December 31, 2020 and December 31, 2019 and the summarized statement of operations information is for the year ended December 31, 2020 and the year ended December 31, 2019. Amounts are presented in thousands.

	December 31, 2020	December 31, 2019
Net investment in real estate assets	$1,428,482	$1,505,668
Total assets (1)	1,673,179	1,696,190
Total liabilities (2)	2,884,808	2,503,005

	Year Ended December 31, 2020	Year Ended December 31, 2019
Total revenues (3)	$230,676	$292,540
Total expenses (4)	400,267	476,202
Net loss	(166,692)	(117,325)

(1)	Total assets include an intercompany note receivable with a non-guarantor subsidiary of $4,698 and $4,194 as of December 31, 2020 and 2019, respectively.
(2)	Total liabilities include intercompany liabilities of $3,490 as of December 31, 2020.
(3)	Total revenues include revenues derived from non-guarantor subsidiaries of $229 and $1,255 for the year ended December 31, 2020 and 2019, respectively.
(4)	Total expenses include expenses incurred with non-guarantor subsidiaries of $29,755 and $16,749 for the year ended December 31, 2020 and 2019, respectively.

Financial Covenants and Restrictions

As discussed in Note 9 to the consolidated financial statements, the filing of the Chapter 11 Cases constituted an event of default that resulted in certain monetary obligations becoming immediately due and payable with respect to the secured credit facility and the senior unsecured notes. The filing of the Chapter 11 Cases also constituted an event of default with respect to certain property-level debt of the Operating Partnership’s subsidiaries, which may have resulted in the automatic acceleration of certain monetary obligations or may give the applicable lender the right to accelerate such amounts.

Unencumbered Consolidated Portfolio Statistics

	Sales Per Square Foot for the Twelve Months Ended (1) (2)			Occupancy (2)		% of Consolidated Unencumbered NOI for the Year Ended
	12/31/20	(3)	12/31/19	12/31/20	12/31/19	12/31/20	(4)
Unencumbered consolidated Properties:
Tier 1 Malls	N/A		$388	86.3%	88.7%	19.6%	(5)
Tier 2 Malls	N/A		338	82.1%	87.2%	34.4%
Tier 3 Malls	N/A		278	81.1%	86.9%	23.3%
Total Malls	N/A		323	82.3%	87.3%	77.3%

Total Associated Centers	N/A		N/A	93.3%	96.0%	16.6%

Total Community Centers	N/A		N/A	97.7%	96.8%	5.4%

Total Office Buildings & Other	N/A		N/A	100.0%	100.0%	0.7%

Total Unencumbered Consolidated Portfolio	N/A		$323	86.4%	90.4%	100.0%

(1)	Represents same-center sales per square foot for mall tenants 10,000 square feet or less for stabilized malls.
(2)	Operating metrics are included for unencumbered operating properties and do not include sales or occupancy of unencumbered parcels.
(3)

Due to temporary mall and store closures that occurred, the majority of CBL’s tenants did not report sales for the full reporting period. As a result, CBL is not able to provide a complete measure of sales per square foot for the quarter or trailing twelve months.

(4)

Our consolidated unencumbered properties generated approximately 35.8% of total consolidated NOI of $350,628,628 (which excludes NOI related to dispositions or lender properties) for the year ended December 31, 2020.

(5)

NOI is derived from unencumbered portions of Tier One properties that are otherwise secured by a loan. The unencumbered portions include outparcels, anchors and former anchors that have been redeveloped.

Mortgages on Operating Properties

2020 Loan Activity

In 2020, we utilized our secured credit facility to pay off two loans secured by Parkway Place and Valley View Mall totaling $84.5 million. Also, we closed on a new loan secured by The Outlet Shoppes at Atlanta – Phase II in the amount of $4.7 million, with an interest rate of LIBOR plus 2.5% and a maturity date of November 2023. Proceeds were used to retire the $4.4 million existing loan. In August, we modified the fixed-rate loan secured by Jefferson Mall. The modification consisted of extending the maturity date from June 1, 2022 to June 1, 2026, and the loan will be interest only through March 2021 when monthly payments of principal and interest will be made through the maturity date. The loan secured by Jefferson Mall had an outstanding balance of $60.9 million as of December 31, 2020. In September, we completed a modification and extension of the loan secured by the second phase of The Outlet Shoppes of the Bluegrass in Louisville, KY, which extended the maturity date to October 2021 with a variable interest rate of LIBOR plus 350 basis points. The loan secured by the second phase of The Outlet Shoppes of the Bluegrass had an outstanding balance of $8.9 million as of December 31, 2020. In October, the Company completed a modification and extension of the loan secured by The Shoppes at Eagle Point, which extended the maturity date to October 2022. The loan secured by The Shoppes at Eagle Point had an outstanding balance of $34.6 million, $17.3 million at our pro-rata share, as of December 31, 2020. Lastly, we recognized a $32.5 million gain on extinguishment of debt related to two consolidated malls. See Note 8 and Note 9 to the consolidated financial statements for more information on 2020 loan activity.

Equity

In 2019, we suspended all future dividends on our common stock and preferred stock, as well as distributions to all noncontrolling interest investors in our Operating Partnership. The dividend arrearage created by our board of directors’ decision to suspend the dividends that continue to accrue on our outstanding preferred stock currently makes us ineligible to use the abbreviated, and less costly, SEC Form S-3 registration statement to register our securities for sale. This means we will be required to use a registration statement on Form S-1 to register additional securities for sale with the SEC, which we expect to hinder our ability to act quickly in relation to, and raise our costs incurred in, future capital raising activities. This preferred dividend arrearage (and the Operating Partnership’s related arrearage in distributions to its preferred units of limited partnership underlying our outstanding preferred shares), under the terms of our preferred stock, also require that we not resume any payment of dividends on our common stock unless full cumulative dividends accrued with respect to our preferred stock (and such underlying preferred units) for all past quarters and the then-current quarter are first declared and paid in cash, or declared with a sum sufficient for the payment thereof having been set apart for such payment in cash. In addition, for so long as this distribution suspension results in the existence of an SCU Distribution Shortfall, the terms of the Operating Partnership Agreement state that we (i) may not cause the Operating Partnership to resume distributions to holders of its outstanding common units of limited partnership until all holders of SCUs have received distributions sufficient to satisfy the SCU Distribution Shortfall for all prior quarters and the then-current quarter (which effectively would also prevent the resumption of common stock dividends, since our common stock dividends are funded by distributions the Company receives on the underlying common units it holds in the Operating Partnership) and (ii) may not elect to settle any exchange requested by a holder of common units of the Operating Partnership in cash, and may only settle any such exchange through the issuance of shares of common stock or other units of the Operating Partnership ranking junior to any such units as to which a distribution shortfall exists. Our board of directors prospectively approved that, to the extent any partners exercise any or all of their exchange rights while the existence of the SCU Distribution Shortfall requires an exchange to be settled through the issuance of shares of common stock or other units of the Operating Partnership, the consideration paid shall be in the form of shares of common stock. We do not expect to pay any further dividends with respect to the Company’s outstanding common stock and preferred stock, or any distributions with respect to the Operating Partnership’s outstanding units of partnership interest, prior to the conclusion of our reorganization pursuant to the pending Chapter 11 Cases, which reorganization we also expect will extinguish all claims related to the accrued and unpaid preferred stock dividends and the Operating Partnership unit SCU Distribution Shortfall discussed above. If we successfully complete such reorganization, in connection with future dividend distributions with respect to new equity securities issued pursuant to the Chapter 11 Cases, we will review taxable income on a regular basis and take measures, if necessary, to ensure that we meet the minimum distribution requirements to maintain our status as a REIT.

See Listing Criteria in Note 2 to the consolidated financial statements for additional information regarding a notice we received from the NYSE regarding our non-compliance with the NYSE Listing Standards and our plans to address this non-compliance.

As a publicly traded company, and as a subsidiary of a publicly traded company, we previously accessed capital through both the public equity and debt markets. We have a shelf registration statement on Form S-3 on file with the SEC that previously authorized us to publicly issue unspecified amounts of senior and/or subordinated debt securities, shares of preferred stock (or depositary shares representing fractional interests therein), shares of common stock, warrants or rights to purchase any of the foregoing securities, and units consisting of two or more of these classes or series of securities and limited guarantees of debt securities issued by the Operating Partnership. This shelf registration statement also authorized the Operating Partnership to publicly issue unsubordinated debt securities. This shelf registration statement was due to expire in July 2021. However, as a result of both (i) the fact that the Company no longer qualifies as a well-known seasoned issuer under SEC rules and (ii) our loss of eligibility to use Form S-3 to register offers and sales of securities as described above, we are unable to use this shelf registration statement.

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

Our common and preferred stock outstanding at December 31, 2020 was as follows (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)
Common stock and operating partnership units	201,688	$0.04
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00
6.625% Series E Cumulative Redeemable Preferred Stock	690	250.00

(1)

Stock price for common stock and Operating Partnership units equals the closing price of our common stock on December 31, 2020. The stock prices for the preferred stock represent the liquidation preference of each respective series of preferred stock.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2020 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt:
Consolidated debt service (1)	$1,282,166	$633,591	$407,417	$98,701	$142,457
Debt service on liabilities subject to compromise (2)	2,912,194	$145,689	$1,718,012	$386,913	$661,580
Noncontrolling interests' share in other consolidated subsidiaries	(36,570)	(2,653)	(4,958)	(20,108)	(8,851)
Our share of unconsolidated affiliates debt service (3)	861,639	143,696	305,028	265,609	147,306
Our share of total debt service obligations	5,019,429	920,323	2,425,499	731,115	942,492

Operating leases: (4)
Ground leases on consolidated Properties	13,242	379	583	533	11,747

Purchase obligations: (5)
Construction contracts on consolidated Properties	31,501	31,501	—	—	—
Our share of construction contracts on unconsolidated Properties	8,097	8,097	—	—	—
Our share of total purchase obligations	39,598	39,598	—	—	—

Other Contractual Obligations: (6)
Master Services Agreements	92,975	33,809	59,166	—	—

Total contractual obligations	$5,165,244	$994,109	$2,485,248	$731,648	$954,239

(1)

Represents principal and interest payments due under the terms of mortgage and other indebtedness, net and includes $69,552 of variable-rate debt service on two operating Properties. The future interest payments are projected based on the interest rates that were in effect at December 31, 2020. See Note 9 to the consolidated financial statements for additional information regarding the terms of long-term debt. The total consolidated debt service includes four loans, with an aggregate principal balance of $231,754 as of December 31, 2020, secured by Asheville Mall, EastGate Mall, Greenbrier Mall and Park Plaza, that are in default. The Company is in discussion with the lenders regarding restructuring or foreclosure actions.

(2)

Represents principal and interest payments due under the terms of liabilities subject to compromise and includes $1,192,299 of variable-rate debt service on the secured line of credit and the secured term loan. The secured line of credit does not require scheduled principal payments. The future interest payments are projected based on the interest rates that were in effect at December 31, 2020. See Note 9 to the consolidated financial statements for additional information regarding the terms of long-term debt. Includes $2,489,676 related to the secured credit facility and senior unsecured notes included in liabilities subject to compromise in the accompanying consolidated balance sheets as of December 31, 2020, and as the expected maturity date is subject to the outcome of the Chapter 11 Cases, the original, legal maturity dates are reflected in this table. In accordance with ASC 852, which limits the recognition of interest expense during a bankruptcy proceeding to only amounts that will be paid during the bankruptcy proceeding or that are probable of becoming allowed claims, interest has not been accrued on the secured credit facility or the senior unsecured notes subsequent to the filing of the Chapter 11 Cases. See Note 2 for more information

(3)	Includes $162,597 of variable-rate debt service. Future contractual obligations have been projected using the same assumptions as used in (1) above.
(4)

Obligations where we own the buildings and improvements, but lease the underlying land under long-term ground leases. The maturities of these leases range from 2021 to 2089 and generally provide for renewal options.

(5)

Represents the remaining balance to be incurred under construction contracts that had been entered into as of December 31, 2020, but were not complete. The contracts are primarily for redevelopment of Properties.

(6)	Represents the remainder of an agreement for maintenance, security, and janitorial services at our Properties that expires in September 2023.

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

The following table, which excludes expenditures for developments and expansions, summarizes these capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the year ended December 31, 2020 compared to 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Tenant allowances (1)	$11,971	$36,325

Deferred maintenance:
Parking area and parking area lighting	327	4,223
Roof repairs and replacements	2,373	5,787
Other capital expenditures	5,279	20,722
Total deferred maintenance	7,979	30,732

Capitalized overhead	1,108	2,294

Capitalized interest	1,954	2,661

Total capital expenditures	$23,012	$72,012

(1)	Tenant allowances primarily relate to new leases. Tenant allowances related to renewal leases were not material for the periods presented.

Annual capital expenditures budgets are prepared for each of our Properties that are intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, will provide the necessary funding for these expenditures.

Developments and Redevelopments

Properties Opened During the Year Ended December 31, 2020

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2020 Cost	Opening Date	Initial Unleveraged Yield
Outparcel Development:
Fremaux Town Center - Old Navy	Slidell, LA	90%	12,467	$1,918	$1,553	$100	May-20	9.2%
Hamilton Place - Self Storage (3) (4)	Chattanooga, TN	54%	68,875	5,824	4,416	3,297	Jul-20	8.7%
Mayfaire Town Center - First Watch	Wilmington, NC	100%	6,300	2,267	1,500	1,134	Oct-20	10.1%
Parkdale Mall - Self Storage (3) (4)	Beaumont, TX	50%	69,341	4,435	3,543	1,039	Apr-20	10.2%
Total Outparcel Developments Completed			156,983	$14,444	$11,012	$5,570

(1)	Total Cost is presented net of reimbursements to be received.
(2)	Cost to Date does not reflect reimbursements until they are received.
(3)	Yield is based on the expected yield upon stabilization.
(4)	Total cost includes an allocated value for the Company’s land contribution and amounts funded by construction loans.

Redevelopments Completed During the Year Ended December 31, 2020

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2020 Cost	Opening Date	Initial Unleveraged Yield
Mall Redevelopments:
CherryVale Mall Sears Redevelopment - Tilt	Rockford, IL	100%	114,118	$3,508	$3,281	$378	Jun-20	8.3%
Coastal Grand Dick's Sporting Goods Redevelopment - Dick's Sporting Goods/Golf Galaxy (3)	Myrtle Beach, SC	50%	132,727	7,050	6,166	5,040	Sep-20	11.6%
Dakota Square Mall Herbergers Redevelopment - Ross, T-Mobile, Retail Shops	Minot, ND	100%	30,096	6,410	4,537	188	Jan-20	7.2%
Hamilton Place Sears Redevelopment - Cheesecake Factory, Dave & Busters, Dicks Sporting Goods (4)	Chattanooga, TN	100%	195,166	38,715	31,001	5,145	Mar-20	7.8%
Mall del Norte Forever 21 Redevelopment - Main Event	Laredo, TX	100%	81,242	10,514	6,819	1,160	Sep-19/Feb-20	9.3%
The Promenade Redevelopment - Carter's, Five Below	D'Iberville, MS	100%	14,007	2,832	2,457	446	Feb-20/Apr-20	11.4%
Westmoreland Mall JC Penney Redevelopment - Chipotle	Greensburg, PA	100%	2,300	1,017	1,161	917	Nov-20	9.4%
Total Redevelopments Completed			569,656	$70,046	$55,422	$13,274

(1)	Total Cost is presented net of reimbursements to be received.
(2)	Cost to Date does not reflect reimbursements until they are received.
(3)	Total cost includes amounts funded by a construction loan.
(4)	The return reflected represents a pro forma incremental return as Total Cost excludes the cost related to the acquisition of the Sears building in 2017.

Properties under Development at December 31, 2020

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2020 Cost	Expected Opening Date (3)	Initial Unleveraged Yield
Outparcel Developments:
Hamilton Place Development - Aloft Hotel (4) (5)	Chattanooga, TN	50%	89,674	$12,000	$8,827	$8,184	Q2 '21	9.2%
Pearland Town Center - HCA Offices	Pearland, TX	100%	48,416	14,186	7,422	6,565	Q2 '21	11.8%
Total Properties Under Development			138,090	$26,186	$16,249	$14,749

(1)	Total Cost is presented net of reimbursements to be received.
(2)	Cost to Date does not reflect reimbursements until they are received.
(3)	As a result of government mandated construction halts due to the COVID-19 pandemic, opening dates may change from what is currently reflected.
(4)	Yield is based on expected yield upon stabilization.
(5)	Total cost includes a non-cash allocated value for the Company’s land contribution and amounts funded by a construction loan.

We are continually pursuing new redevelopment opportunities and have projects in various stages of pre-development. Our shadow pipeline consists of projects for Properties on which we have completed initial project analysis and design, but which have not commenced construction as of December 31, 2020. Except for the projects presented above, we did not have any other material capital commitments as of December 31, 2020.

Off-Balance Sheet Arrangements

Unconsolidated Affiliates

We have ownership interests in 29 unconsolidated affiliates as of December 31, 2020. See Note 8 to the consolidated financial statements for more information. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the accompanying consolidated balance sheets as investments in unconsolidated affiliates.

The following are circumstances when we may consider entering into a joint venture with a third party:

o

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

o

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

o

We also have the ability to contribute land into a joint venture partnership with diverse uses, such as hotels, self-storage and multifamily. We typically partner with developers who have expertise in the diverse property types.

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

See Note 16 to the consolidated financial statements for information related to our guarantees of unconsolidated affiliates' debt as of December 31, 2020 and 2019.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that are reasonably likely to occur could materially impact the financial statements. Management believes that the following critical accounting policies discussed in this section reflect its more significant estimates and assumptions used in preparation of the consolidated financial statements. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee of our board of directors. See Note 3 of the consolidated financial statements, included in Item 8 of this Annual Report on Form 10-K for a discussion of our significant accounting policies.

Revenue Recognition and Accounts Receivable

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

Receivables include amounts billed and currently due from tenants pursuant to lease agreements and receivables attributable to straight-line rents associated with those lease agreements. Individual leases where the collection of rents is in dispute are assessed for collectability based on management’s best estimate of collection considering the anticipated outcome of the dispute. Individual leases that are not in dispute are assessed for collectability and upon the determination that the collection of rents over the remaining lease term is not probable, accounts receivable are reduced as an adjustment to rental revenues. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further, management assesses whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical collection levels and current economic trends. An allowance for the uncollectable portion of the portfolio is recorded as an adjustment to rental revenues. Management’s estimate of the collectability of accounts receivable from tenants is based on the best information available to management at the time of evaluation.

We review current economic considerations each reporting period, including the effects of tenant bankruptcies. Additionally, with the uncertainties regarding COVID-19, our assessment also took into consideration the type of tenant and current discussions with the tenants regarding matters such as billing disputes, lease negotiations and executed deferrals or abatements, as well as recent rent payment and credit history. Evaluating and estimating uncollectable lease payments and related receivables requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation. For the year ended December 31, 2020, we reduced rental revenue by $48.2 million, due to lease-related reserves and write-offs, which includes $5.6 million for straight-line rent receivables. Actual results could differ from these estimates and such differences could be material to our consolidated financial statements.

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

We have elected to apply the relief provided under the Lease Modification Q&A and will avail ourselves of the election to avoid performing a lease by lease analysis for the lease concessions that were (1) granted as relief due to the COVID-19 pandemic and (2) result in the cash flows remaining substantially the same or less than the original contract. The Lease Modification Q&A had a material impact on our consolidated financial statements for the year ended December 31, 2020. However, its future impact to us is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by us at the time of entering such concessions.

The Lease Modification Q&A allows us to determine accounting policy elections at a disaggregated level, and the elections should be applied consistently by either the type of concession, underlying asset class or on another reasonable basis. As a result, we have made the following policy elections based on the type of concession agreed to with the respective tenant.

Rent Deferrals

We will account for rental deferrals using the receivables model as described within the Lease Modification Q&A. Under the receivables model, we will continue to recognize lease revenue in a manner that is unchanged from the original lease agreement and continue to recognize lease receivables and rental revenue during deferral period.

Rent Abatements

We will account for rental abatements using the negative variable income model as described within the Lease Modification Q&A. Under the negative variable income model, we will recognize negative variable rent for the current period reduction of rental revenue associated with any lease concessions we provide.

At December 31, 2020, our receivables include $18.5 million related to receivables that have been deferred and are to be repaid over periods generally starting in late 2020 and extending for some portion of 2021. We granted abatements of $25.4 million for the year ended December 31, 2020. We continue to assess rent relief requests from our tenants but are unable to predict the resolution or impact of these discussions. For agreements that are in currently under negotiation, we do not expect the impact to be material.

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

Carrying Value of Long-Lived Assets

The Company evaluates its real estate assets for impairment indicators whenever events or changes in circumstances indicate that recoverability of its investment in the asset is not reasonably assured. Furthermore, this evaluation is conducted no less frequently than quarterly, irrespective of changes in circumstances. The prolonged outbreak of the COVID-19 pandemic resulted in sustained closure of the Company’s properties for a period of time, as well as the cessation of the operations of certain of its tenants, which has resulted and will likely continue to result in a reduction in the revenues and cash flows of many of its properties due to the adverse financial impacts on its tenants, as well as reductions in other sources of income generated by its properties. In addition to reduced revenues, the Company’s ability to obtain sufficient financing for such properties may be impaired as well as its ability to lease or re-lease properties as a result of worsening market and economic conditions resulting from the COVID-19 pandemic.

As of December 31, 2020, the Company’s evaluation of impairment of real estate assets considered its estimate of cash flow declines caused by the COVID-19 pandemic, but its other assumptions, including estimated hold period, were generally unchanged given the highly uncertain environment. The worsening of estimated future cash flows due to a change in the Company’s plans, policies, or views of market and economic conditions as it relates to one or more of its properties adversely impacted by the COVID-19 pandemic could result in the recognition of substantial impairment charges on its assets, which could adversely impact its financial results. For the year ended December 31, 2020, the Company recorded impairment charges of $213.4 related to six of its malls. As of December 31, 2020, seven other properties had impairment indicators; however, based on the Company’s plans with respect to those properties and the economic environment as of December 31, 2020, no additional impairment charges were recorded.

Investments in Unconsolidated Affiliates

We evaluate our investment in unconsolidated affiliates for impairment indicators whenever events or changes in circumstances indicate that recoverability of its investment in the asset is not reasonably assured. Furthermore, this evaluation is conducted no less frequently than quarterly, irrespective of changes in circumstances. The prolonged outbreak of the COVID-19 pandemic resulted in sustained closure of our properties for a period of time, as well as the cessation of the operations of certain of its tenants, which has resulted and will likely continue to result in a reduction in the revenues and cash flows of many of its properties due to the adverse financial impacts on its tenants, as well as reductions in other sources of income generated by its properties. In addition to reduced revenues, the Company’s ability to obtain sufficient financing for such properties may be impaired as well as its ability to lease or re-lease properties as a result of worsening market and economic conditions resulting from the COVID-19 pandemic.

In 2018, an unconsolidated affiliate recognized an impairment of $89.8 million related to a mall. We recorded $1.0 million as our share of the loss on impairment, which reduced the carrying value of our investment in the joint venture to zero. See Note 8 to the consolidated financial statements for additional information about this impairment loss. No impairments of investments in unconsolidated affiliates were incurred during 2020 and 2019.

Recent Accounting Pronouncements

See Note 3 to the consolidated financial statements for information on recently issued accounting pronouncements.

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

FFO allocable to Operating Partnership common unitholders decreased 61.4% to $108.2 million for the year ended December 31, 2020 compared to $280.3 million for the prior year. After making the adjustments noted below, FFO of the Operating Partnership, as adjusted, decreased 48.2% for the year ending December 31, 2020 to $140.8 million compared to $271.5 million in 2019. The decreases in FFO were primarily driven by lower property-level NOI, which includes the estimate for uncollectable revenues and bad debt expense of $49.3 million and rent abatements of $25.4 million due to the mandated property closures as a result of the COVID-19 pandemic. The reduction in rental revenues was partially offset by lower operating expenses from the program we put in place to eliminate all non-essential expenditures and the company-wide furlough and salary reduction program.

The reconciliation of net loss attributable to common shareholders to FFO allocable to Operating Partnership common unitholders is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net loss attributable to common shareholders	$(332,494)	$(153,669)	$(123,460)
Noncontrolling interest in loss of Operating Partnership	(19,762)	(23,683)	(19,688)
Depreciation and amortization expense of:
Consolidated Properties	215,030	257,746	285,401
Unconsolidated affiliates	56,734	49,434	41,858
Non-real estate assets	(3,056)	(3,650)	(3,661)
Noncontrolling interests' share of depreciation and amortization in other consolidated subsidiaries	(3,638)	(8,191)	(8,601)
Loss on impairment, net of taxes and noncontrolling interest	195,336	239,521	174,416
Loss on impairment of unconsolidated affiliates	—	—	1,022
(Gain) loss on depreciable property, net of taxes	25	(77,250)	(7,484)
FFO allocable to Operating Partnership common unitholders	108,175	280,258	339,803
Prepetition charges (1)	23,883	—	—
Litigation settlement, net of taxes (2)	(7,855)	61,271	—
Non-cash default interest expense (3)	13,096	1,688	5,285
Gain on extinguishment of debt (4)	(32,521)	(71,722)	—
Reorganization items (5)	35,977	—	—
FFO allocable to Operating Partnership common unitholders, as adjusted	$140,755	$271,495	$345,088

FFO per diluted share	$0.54	$1.40	$1.70

FFO, as adjusted, per diluted share	$0.70	$1.36	$1.73
(1)

Represents professional fees related to the Company's negotiations with the administrative agent and lenders under the secured credit facility and certain holders of the Company's senior unsecured notes regarding a restructure of such indebtedness prior to the filing of the Chapter 11 Cases.

(2)	Represents the accrued expense related to settlement of a class action lawsuit.
(3)

The year ended December 31, 2020 includes non-cash default interest expense related to loans secured by properties classified as Lender Malls, as well as loans secured by properties that are in default due to the filing of the Chapter 11 Cases. The year ended December 31, 2019 includes non-cash default interest expense related to Acadiana Mall, Cary Towne Center, Greenbrier Mall and Hickory Point Mall. The year ended December 31, 2018 includes non-cash default interest expense related to Acadiana Mall, Cary Towne Center and Triangle Town Center.

(4)

The year ended December 31, 2020 includes a gain on extinguishment of debt related to the non-recourse loans secured by Hickory Point Mall and Burnsville Center, which were conveyed to the lender in the third quarter of 2020 and the fourth quarter of 2020, respectively. The year ended December 31, 2019 includes a gain on extinguishment of debt related to the non-recourse loan secured by Acadiana Mall, which was conveyed to the lender in the first quarter of 2019, and a gain on extinguishment of debt related to the non-recourse loan secured by Cary Towne Center, which was sold in the first quarter of 2019.

(5)

Represents costs incurred subsequent to the filing of the Chapter 11 Cases associated with the Company’s reorganization efforts, which consists of professional fees, as well as unamortized deferred financing costs and unamortized debt discounts expensed in accordance with ASC 852.

The reconciliation of diluted EPS attributable to common shareholders to FFO per diluted share is as follows:

	Year Ended December 31,
	2020	2019	2018
Diluted EPS attributable to common shareholders	$(1.75)	$(0.89)	$(0.72)
Eliminate amounts per share excluded from FFO:
Depreciation and amortization expense, including amounts from consolidated Properties, unconsolidated affiliates, non-real estate assets and excluding amounts allocated to noncontrolling interests	1.32	1.48	1.58
Loss on impairment, net of taxes and noncontrolling interest	0.97	1.19	0.88
Gain on depreciable property, net of taxes	—	(0.38)	(0.04)
FFO per diluted share	$0.54	$1.40	$1.70

The reconciliations of FFO allocable to Operating Partnership common unitholders to FFO allocable to common shareholders, including and excluding the adjustments noted above are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
FFO of the Operating Partnership	$108,175	$280,258	$339,803
Percentage allocable to common shareholders (1)	94.39%	86.65%	86.42%
FFO allocable to common shareholders	$102,107	$242,844	$293,658

FFO allocable to Operating Partnership common unitholders, as adjusted	$140,755	$271,495	$345,088
Percentage allocable to common shareholders (1)	94.39%	86.65%	86.42%
FFO allocable to common shareholders, as adjusted	$132,859	$235,250	$298,225

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

Interest Rate Risk

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at December 31, 2020, and excluding the secured credit facility, which is included in liabilities subject to compromise in the accompanying consolidated balance sheets due to the Chapter 11 Cases, a 0.5% increase or decrease in interest rates on variable rate debt would result in annual cash flows of approximately $9.2 million and $7.3 million, respectively, and increase or decrease annual interest expense, after the effect of capitalized interest, by approximately $0.9 million.

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at December 31, 2020, and including the secured credit facility, which is included in liabilities subject to compromise in the accompanying consolidated balance sheets due to the Chapter 11 Cases, a 0.5% increase or decrease in interest rates on variable rate debt would result in annual cash flows of approximately $120.6 million and $107.6 million, respectively, and increase or decrease annual interest expense, after the effect of capitalized interest, by approximately $6.5 million.

Based on our proportionate share of total consolidated and unconsolidated debt at December 31, 2020, and excluding the secured credit facility and senior unsecured notes which are included in liabilities subject to compromise in the accompanying consolidated balance sheets due to the Chapter 11 Cases, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $17.9 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $16.0 million.

Based on our proportionate share of total consolidated and unconsolidated debt at December 31, 2020, and including the secured credit facility and senior unsecured notes which are included in liabilities subject to compromise in the accompanying consolidated balance sheets due to the Chapter 11 Cases, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $27.4 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $24.0 million.

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

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as a result of the material weakness described below.

Management's Report on Internal Control over Financial Reporting

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting, management of the Company determined that there was a control deficiency that constituted a material weakness, as described below.

As a result of turnover, the Company did not maintain a sufficient complement of personnel commensurate with their accounting and financial reporting requirements in accordance with U.S. GAAP and SEC regulations.

The control deficiency described above created a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis and therefore we concluded that the deficiency represents a material weakness in the Company’s internal control over financial reporting and that the Company did not maintain effective internal control over financial reporting based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (the “2013 Framework”).

Notwithstanding the identified material weakness, management believes that the Consolidated Financial Statements and related financial information included in this Form 10-K fairly present, in all material respects, the Company’s balance sheets, statements of operations, comprehensive loss and cash flows as of and for the periods presented.

Remediation Plan

The Company plans to remediate this material weakness by hiring additional personnel to enable them to meet their financial reporting requirements. The Company may also utilize outside advisors to assist on a short-term basis.

Report of Management on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in the 2013 Framework and concluded that, as of December 31, 2020, the Company did not maintain effective internal control over financial reporting for the reasons described above.

Changes in Internal Control over Financial Reporting

We have continued to address the effects of the COVID-19 pandemic on our control structure, including modifications to business modeling, forecasting and estimations, lease modifications, and accounts receivable collectability, as well as for the consequences of reductions in headcount and remote working arrangements. We are continually monitoring and assessing the COVID-19 pandemic’s effect on our internal control processes in order to minimize the impact to their design and operating effectiveness. There were no other changes in the Company’s internal control over financial reporting during our most recent fiscal quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, whose subsidiary CBL Holdings I is the sole general partner of the Operating Partnership, the Operating Partnership has evaluated the effectiveness of its disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, as a result of the material weakness described above these officers concluded that the Operating Partnership's disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management of the Company, acting on behalf of the Operating Partnership in its capacity as the general partner of the Operating Partnership, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Operating Partnership’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting, management of the Operating Partnership determined that there was a control deficiency that constituted a material weakness, as described below.

As a result of turnover, the Operating Partnership did not maintain a sufficient complement of personnel commensurate with their accounting and financial reporting requirements in accordance with U.S. GAAP and SEC regulations.

The control deficiency described above created a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis and therefore we concluded that the deficiency represents a material weakness in the Operating Partnership’s internal control over financial reporting and that the Operating Partnership did not maintain effective internal control over financial reporting based on criteria established in the 2013 Framework.

Notwithstanding the identified material weakness, management believes that the Consolidated Financial Statements and related financial information included in this Form 10-K fairly present, in all material respects, the Company’s balance sheets, statements of operations, comprehensive loss and cash flows as of and for the periods presented.

Remediation Plan

The Operating Partnership plans to remediate this material weakness by hiring additional personnel to enable them to meet their financial reporting requirements. The Operating Partnership may also utilize outside advisors to assist on a short-term basis.

Report of Management on Internal Control over Financial Reporting

Management of the Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting. The Operating Partnership’s internal control over financial reporting is a process designed under the supervision of the Operating Partnership’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

The Company's management, whose subsidiary CBL Holdings I is the sole general partner of the Operating Partnership, conducted an assessment of the effectiveness of the Operating Partnership’s internal control over financial reporting based on the framework established in the 2013 Framework and concluded that, as of December 31, 2020, the Operating Partnership did not maintain effective internal control over financial reporting for the reasons described above.

Changes in Internal Control over Financial Reporting

We have continued to address the effects of the COVID-19 pandemic on our control structure, including modifications to business modeling, forecasting and estimations, lease modifications, and accounts receivable collectability, as well as for the consequences of reductions in headcount and remote working arrangements. We are continually monitoring and assessing the COVID-19 pandemic’s effect on our internal control processes in order to minimize the impact to their design and operating effectiveness. There were no other changes in the Operating Partnership’s internal control over financial reporting during our most recent fiscal quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference to the sections entitled “ELECTION OF DIRECTORS–General,” “ELECTION OF DIRECTORS-Impact of Our Voluntary Reorganization Under Chapter 11,” “ELECTION OF DIRECTORS–Director Nominees," "ELECTION OF DIRECTORS–Additional Executive Officers,” “–CORPORATE GOVERNANCE MATTERS–Code of Business Conduct and Ethics,” “CORPORATE GOVERNANCE MATTERS–Board of Directors’ Meetings and Committees – The Audit Committee,” and “Delinquent Section 16(a) Reports” in our definitive proxy statement filed with the SEC with respect to our Annual Meeting of Stockholders to be held on May 25, 2021.

Our Board of Directors has determined that each of A. Larry Chapman, an independent director and chairman of the audit committee, Matthew S. Dominski and Carolyn B. Tiffany, each, an independent director and member of the audit committee, qualifies as an “audit committee financial expert” as such term is defined by the rules of the Commission.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to the sections entitled “DIRECTOR COMPENSATION,” “EXECUTIVE COMPENSATION,” “REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 25, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to the sections entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “Equity Compensation Plan Information as of December 31, 2020”, in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 25, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to the sections entitled “CORPORATE GOVERNANCE MATTERS–Director Independence” and “CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS”, in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 25, 2021.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to the section entitled “Independent Registered Public Accountants’ Fees and Services” under “RATIFICATION OF THE SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS” in our definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 25, 2021.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

ITEM 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of CBL & Associates Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CBL & Associates Properties, Inc. (Debtors-In-Possession) and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company filed for bankruptcy on November 1, 2020 and has experienced acceleration of the senior secured credit facility, the senior unsecured notes of CBL & Associates Limited Partnership, a wholly owned subsidiary, and certain property-level debt, as well as inherent risks and uncertainties associated with the bankruptcy process, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bankruptcy Proceedings

As discussed in Note 2 to the financial statements, the Company has filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to prepetition liabilities, the settlement amounts for allowed claims, or the status and priority thereof; (3) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (4) as to operations, the effect of any changes that may be made in its business.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Real Estate Assets – Determination of Impairment Indicators and Impairment - Refer to Note 3, Summary of Significant Accounting Policies (Carrying Value of Long-Lived Assets) and Note 17, Fair Value Measurements, to the financial statements

Critical Audit Matter Description

The Company performs an impairment analysis if events or changes in circumstances indicate that the carrying value of any of its long-lived assets may not be recoverable. The Company’s evaluation of the recoverability of consolidated long-lived assets involves the comparison of undiscounted future cash flows expected to be generated by each property over the Company’s expected remaining holding period to the respective carrying amount. The determination of whether the carrying value is recoverable also requires management to make estimates related to probability weighted scenarios impacting undiscounted cash flow models.  The Company considers both quantitative and qualitative factors in its impairment analysis. Significant quantitative factors include historical and forecasted information such as net operating income, occupancy statistics, and tenant sales levels. Significant qualitative factors include market conditions, age and condition of the asset, and tenant mix. The quantitative and qualitative factors impact the selection of the terminal capitalization rate which is used in both the undiscounted and discounted cash flow model as well as the discount rate used solely in the discounted cash flow model. Total real estate assets as of December 31, 2020 were $3.6 billion, net of impairment losses recorded during the year ended December 31, 2020 of $213 million.

Given (1) the Company’s evaluation of possible indications of impairment of long-lived assets involves subjectivity in assessing whether events or changes in circumstances have occurred, including a change in the expected remaining holding period of its long-live assets, indicating that the carrying amounts of real estate assets may not be recoverable and (2) the Company’s evaluation of cash flow estimates used both for determining recoverability and estimating fair value to determine impairment requires significant estimates and assumptions related to net operating income, occupancy, capitalization, and discount rates, performing procedures to (a) evaluate whether impairment indicators were appropriately identified and (b) the reasonableness of the cash flow estimates used for determining recoverability and estimating fair value required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s impairment analyses included the following, among others:

•

Inquired of Company personnel and read minutes of the executive committee and board of directors’ meetings to identify any indicators that a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

•

Obtained the Company’s summary and plan for long-lived assets with near-term debt maturities and evaluated such plans to identify long-lived assets with a more-likely-than-not probability of being conveyed to the lender.

•	Evaluated whether long-lived assets with significant declines in net operating income might indicate a significant decrease in the market value of the long-lived asset.
•	Where applicable, we evaluated the Company’s probability weighting of operating cash flow projections reflecting the outcome of different uses or disposition scenarios for the long-lived asset.
•

With the assistance of our internal fair value specialists, we evaluated the reasonableness of selected terminal capitalization rates and discount rates based on external market data surveys, while also considering the significant quantitative and qualitative factors specific to the property that would impact the selected data point within the range.

•	We evaluated the reasonableness of the operating cash flow projections by comparing to the Company’s historical results and considered the impact of leasing activity and rent concessions.

Tenant Receivables- Collectability — Refer to Note 3 Summary of Significant Accounting Policies (Accounts Receivable) to the financial statements

Critical Audit Matter Description

The duration of the COVID-19 pandemic and its impact on a tenants’ ability to pay rents has caused uncertainty in the Company’s ongoing ability to collect rents when due. Considering the potential impact of these uncertainties, the Company performs a detailed review of amounts due from tenants to determine whether tenant receivables and straight-line rent receivables balances are realizable based on factors affecting the collectability of those balances, such as type of retailer, billing disputes, lease negotiation status, executed deferrals or abatements, as well as recent rent collection experience and tenant bankruptcies. The Company recognizes an allowance for the uncollectible portion of its tenant receivables and the uncollectible portion of its straight-line rent receivables as a reduction of rental revenues. If a lessee’s accounts receivable balance is not considered probable of collection, the Company writes off the full accounts receivable balance and straight-line rent receivable balance associated with the lease. If future lease income is not considered probable of collection, the Company recognizes lease income on a cash basis.

Given the significant judgment involved in assessing whether it is probable that a tenant will pay outstanding receivables and whether it is probable that substantially all future lease payments will be collected in accordance with the lease terms, auditing management’s evaluation of collectability of tenant receivables required a high degree of auditor judgment and an increased extent of effort. In particular, the assessment of collectability involves making significant judgments regarding the tenant’s financial condition based on information regarding type of retailer, billing disputes, lease negotiation status, executed deferrals or abatements, as well as recent rent collection experience and tenant bankruptcies.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the collectability of tenant receivables included the following, among others:

•	We tested the effectiveness of controls over the collectability of tenant receivables
•

We inquired of Company personnel, including those from the accounts receivable collections department, leasing department, and operations, to obtain an understanding of the most recent tenant correspondence, payment history, and status of lease modification negotiations including rent deferrals or abatements

•

We inspected tenant records, tenant correspondence, and executed lease modification agreements to corroborate our inquiries and to determine whether management’s assumptions regarding tenant specific collection losses were appropriate.

•	We evaluated the impact of activity subsequent to the balance sheet date on the Company’s estimates of the collectability of tenant receivables.
•

Read minutes of executive committee and board of directors’ meetings and independently considered whether tenant receivables and straight-line rent receivable for those tenants which have filed for bankruptcy were appropriately reserved for in accordance with management’s policy.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

April 8, 2021

We have served as the Company's auditor since 2002.

CBL & Associates Properties, Inc.

(Debtors-In-Possession)

Consolidated Balance Sheets

(In thousands, except share data)

ASSETS (1)	December 31, 2020	December 31, 2019
Real estate assets:
Land	$695,711	$730,218
Buildings and improvements	5,135,074	5,631,831
	5,830,785	6,362,049
Accumulated depreciation	(2,241,421)	(2,349,404)
	3,589,364	4,012,645
Developments in progress	28,327	49,351
Net investment in real estate assets	3,617,691	4,061,996
Cash and cash equivalents	61,781	32,816
Available-for-sale securities - at fair value (amortized cost of $233,053 in 2020)	233,071	—
Receivables:
Tenant	103,655	75,252
Other	5,958	10,792
Mortgage and other notes receivable	2,337	4,662
Investments in unconsolidated affiliates	279,355	307,354
Intangible lease assets and other assets	139,892	129,474
	$4,443,740	$4,622,346
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness, net	$1,184,831	$3,527,015
Accounts payable and accrued liabilities	173,387	231,306
Total liabilities not subject to compromise (1)	1,358,218	3,758,321

Liabilities subject to compromise	2,551,490	—

Commitments and contingencies (Note 9 and Note 16)
Redeemable noncontrolling interests	(265)	2,160
Shareholders' equity:
Preferred Stock, $.01 par value, 15,000,000 shares authorized:
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding	18	18
6.625% Series E Cumulative Redeemable Preferred Stock, 690,000 shares outstanding	7	7
Common stock, $.01 par value, 350,000,000 shares authorized, 196,569,917 and 174,115,111 issued and outstanding in 2020 and 2019, respectively	1,966	1,741
Additional paid-in capital	1,986,269	1,965,897
Accumulated other comprehensive income	18	—
Dividends in excess of cumulative earnings	(1,456,435)	(1,161,351)
Total shareholders' equity	531,843	806,312
Noncontrolling interests	2,454	55,553
Total equity	534,297	861,865
	$4,443,740	$4,622,346

(1)

As of December 31, 2020, includes $272,742 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $134,967 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 11.

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.

(Debtors-In-Possession)

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
REVENUES:
Rental revenues	$554,064	$736,878	$829,113
Management, development and leasing fees	6,800	9,350	10,542
Other	14,997	22,468	18,902
Total revenues	575,861	768,696	858,557
OPERATING EXPENSES:
Property operating	(84,061)	(108,905)	(122,017)
Depreciation and amortization	(215,030)	(257,746)	(285,401)
Real estate taxes	(69,686)	(75,465)	(82,291)
Maintenance and repairs	(34,132)	(46,282)	(48,304)
General and administrative	(53,425)	(64,181)	(61,506)
Loss on impairment	(213,358)	(239,521)	(174,529)
Litigation settlement	7,855	(61,754)	—
Prepetition charges	(23,883)	—	—
Other	(953)	(91)	(787)
Total operating expenses	(686,673)	(853,945)	(774,835)
OTHER INCOME (EXPENSES):
Interest and other income	6,396	2,764	1,858
Interest expense (unrecognized contractual interest expense was $30,084 for the year ended December 31, 2020)	(200,663)	(206,261)	(220,038)
Gain on extinguishment of debt	32,521	71,722	—
Gain on investments/deconsolidation	—	67,242	—
Gain on sales of real estate assets	4,696	16,274	19,001
Reorganization items	(35,977)	—	—
Income tax benefit (provision)	(16,836)	(3,153)	1,551
Equity in earnings (losses) of unconsolidated affiliates	(14,854)	4,940	14,677
Total other expenses	(224,717)	(46,472)	(182,951)
Net loss	(335,529)	(131,721)	(99,229)
Net (income) loss attributable to noncontrolling interests in:
Operating Partnership	19,762	23,683	19,688
Other consolidated subsidiaries	20,683	(739)	973
Net loss attributable to the Company	(295,084)	(108,777)	(78,568)
Preferred dividends declared	—	(33,669)	(44,892)
Preferred dividends undeclared	(37,410)	(11,223)	—
Net loss attributable to common shareholders	$(332,494)	$(153,669)	$(123,460)
Basic and diluted per share data attributable to common shareholders:
Net loss attributable to common shareholders	$(1.75)	$(0.89)	$(0.72)
Weighted-average common and potential dilutive common shares outstanding	190,277	173,445	172,486

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.

(Debtors-In-Possession)

Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(335,529)	$(131,721)	$(99,229)

Other comprehensive income:
Unrealized gain on available-for-sale securities	18	—	—

Comprehensive loss	(335,511)	(131,721)	(99,229)
Comprehensive (income) loss attributable to noncontrolling interests in:
Operating Partnership	19,762	23,683	19,688
Other consolidated subsidiaries	20,683	(739)	973
Comprehensive loss attributable to the Company:	$(295,066)	$(108,777)	$(78,568)

CBL & Associates Properties, Inc.

(Debtors-In-Possession)

Consolidated Statements of Equity

(in thousands, except share data)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	$8,835	$25	$1,711	$1,974,537	$(836,269)	$1,140,004	$96,474	$1,236,478
Net loss	(1,134)	—	—	—	(78,568)	(78,568)	(19,527)	(98,095)
Cumulative effect of accounting change	—	—	—	—	11,433	11,433	—	11,433
Cumulative effect of accounting change	—	—	—	—	58,947	58,947	—	58,947
Purchase of noncontrolling interests in Operating Partnership	—	—	—	—	—	—	(2,267)	(2,267)
Dividends declared - common stock ($0.675 per share)	—	—	—	—	(116,546)	(116,546)	—	(116,546)
Dividends declared - preferred stock	—	—	—	—	(44,892)	(44,892)	—	(44,892)
Issuance of 727,812 shares of common stock and restricted common stock	—	—	7	849	—	856	—	856
Conversion of 915,338 Operating Partnership common units into shares of common stock	—	—	9	3,050	—	3,059	(3,059)	—
Cancellation of 75,470 shares of restricted common stock	—	—	—	(284)	—	(284)	—	(284)
Performance stock units	—	—	—	1,292	—	1,292	—	1,292
Forfeiture of performance stock units	—	—	—	(250)	—	(250)	—	(250)
Amortization of deferred compensation	—	—	—	3,640	—	3,640	—	3,640
Adjustment for noncontrolling interests	4,065	—	—	(17,706)	—	(17,706)	13,642	(4,064)
Adjustment to record redeemable noncontrolling interests at redemption value	(3,619)	—	—	3,152	—	3,152	467	3,619
Distributions to noncontrolling interests	(4,572)	—	—	—	—	—	(27,311)	(27,311)
Contributions from noncontrolling interests	—	—	—	—	—	—	9,609	9,609
Balance, December 31, 2018	$3,575	$25	$1,727	$1,968,280	$(1,005,895)	$964,137	$68,028	$1,032,165
Net loss	(1,384)	—	—	—	(108,777)	(108,777)	(21,560)	(130,337)
Purchase of noncontrolling interests in Operating Partnership	—	—	—	—	—	—	(96)	(96)
Dividends declared - common stock ($0.075 per share)	—	—	—	—	(13,010)	(13,010)	—	(13,010)
Dividends declared - preferred stock	—	—	—	—	(33,669)	(33,669)	—	(33,669)
Issuance of 915,226 shares of common stock and restricted common stock	—	—	10	781	—	791	—	791
Conversion of 611,847 Operating Partnership common units into shares of common stock	—	—	5	725	—	730	(730)	—
Cancellation of 68,420 shares of restricted common stock	—	—	(1)	(143)	—	(144)	—	(144)
Performance stock units	—	—	—	1,250	—	1,250	—	1,250
Amortization of deferred compensation	—	—	—	2,794	—	2,794	—	2,794
Adjustment for noncontrolling interests	3,398	—	—	(7,790)	—	(7,790)	4,392	(3,398)
Distributions to noncontrolling interests	(3,429)	—	—	—	—	—	(11,149)	(11,149)
Contributions from noncontrolling interests	—	—	—	—	—	—	4,654	4,654
Deconsolidation of investments	—	—	—	—	—	—	12,014	12,014
Balance, December 31, 2019	$2,160	$25	$1,741	$1,965,897	$(1,161,351)	$806,312	$55,553	$861,865

CBL & Associates Properties, Inc.

(Debtors-In-Possession)

Consolidated Statements of Equity

(Continued)

(in thousands, except share data)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	$2,160	$25	$1,741	$1,965,897	$—	$(1,161,351)	$806,312	$55,553	$861,865
Net loss	(2,727)	—	—	—	—	(295,084)	(295,084)	(37,718)	(332,802)
Other comprehensive income	—	—	—	—	18	—	18	—	18
Conversion of 20,956,110 Operating Partnership common units into shares of common stock	—	—	210	20,953	—	—	21,163	(21,163)	—
Issuance of 1,639,236 shares of common stock and restricted common stock	—	—	16	522	—	—	538	—	538
Cancellation of 140,540 shares of restricted common stock	—	—	(1)	(115)	—	—	(116)	—	(116)
Amortization of deferred compensation	—	—	—	1,769	—	—	1,769	—	1,769
Performance stock units	—	—	—	3,548	—	—	3,548	—	3,548
Adjustment for noncontrolling interests	302	—	—	(6,305)	—	—	(6,305)	6,002	(303)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(912)	(912)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	692	692
Balance, December 31, 2020	$(265)	$25	$1,966	$1,986,269	$18	$(1,456,435)	$531,843	$2,454	$534,297

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Properties, Inc.

(Debtors-In-Possession)

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(335,529)	$(131,721)	$(99,229)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	215,030	257,746	285,401
Net amortization of deferred financing costs, premiums on available-for-sale securities and debt premiums and discounts	8,764	8,316	7,163
Reorganization items (non-cash)	25,294	—	—
Net amortization of intangible lease assets and liabilities	(574)	(1,809)	(192)
Gain on sales of real estate assets	(4,696)	(16,274)	(19,001)
Gain on insurance proceeds	(1,644)	(462)	(912)
Gain on investments/deconsolidation	—	(67,242)	—
Write-off of development projects	952	91	787
Share-based compensation expense	5,819	4,783	5,386
Loss on impairment	213,358	239,521	174,529
Gain on extinguishment of debt	(32,521)	(71,722)	—
Equity in (earnings) losses of unconsolidated affiliates	14,854	(4,940)	(14,677)
Distributions of earnings from unconsolidated affiliates	10,093	21,651	21,539
Change in estimate of uncollectable revenues	49,329	3,463	4,817
Change in deferred tax accounts	14,558	2,668	(2,905)
Changes in:
Tenant and other receivables	(75,109)	(10,885)	1,379
Other assets	(10,070)	(63)	1,343
Accounts payable and accrued liabilities	35,457	40,287	11,814
Net cash provided by operating activities	133,365	273,408	377,242
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(53,453)	(128,148)	(137,196)
Acquisitions of real estate assets	—	(5,700)	(3,301)
Proceeds from sales of real estate assets	7,817	130,310	88,191
Purchase of available-for-sale securities	(235,182)	—	—
Proceeds from disposal of investments	—	18,563	—
Proceeds from insurance	988	2,037	3,189
Payments received on mortgage and other notes receivable	1,095	3,010	1,274
Additional investments in and advances to unconsolidated affiliates	(11,024)	(5,786)	(5,050)
Distributions in excess of equity in earnings of unconsolidated affiliates	10,625	13,345	32,277
Changes in other assets	(1,263)	(3,045)	(6,853)
Net cash provided by (used in) investing activities	(280,397)	24,586	(27,469)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	365,246	1,127,991	642,652
Principal payments on mortgage and other indebtedness	(154,658)	(1,334,972)	(790,617)
Additions to deferred financing costs	(590)	(15,546)	(1,859)
Proceeds from issuances of common stock	5	40	156
Purchases of noncontrolling interests in the Operating Partnership	—	(96)	(2,267)
Contributions from noncontrolling interests	692	4,654	9,609
Payment of tax withholdings for restricted stock awards	(87)	(133)	(289)
Distributions to noncontrolling interests	(912)	(18,758)	(35,113)
Dividends paid to holders of preferred stock	—	(33,669)	(44,892)
Dividends paid to common shareholders	—	(25,959)	(137,813)
Net cash provided by (used in) financing activities	209,696	(296,448)	(360,433)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	62,664	1,546	(10,660)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	59,058	57,512	68,172
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$121,722	$59,058	$57,512
Reconciliation from consolidated statements of cash flows to consolidated balance sheets:
Cash and cash equivalents	$61,781	$32,816	$25,138
Restricted cash (1):
Restricted cash	37,320	180	3,812
Mortgage escrows	22,621	26,062	28,562
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$121,722	$59,058	$57,512

SUPPLEMENTAL INFORMATION
Cash paid for interest, net of amounts capitalized	$125,366	$198,261	$205,029
Cash paid for reorganization items	$301	$—	$—
(1)	Included in intangible lease assets and other assets in the consolidated balance sheets

The accompanying notes are an integral part of these consolidated statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of CBL & Associates Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CBL & Associates Limited Partnership and subsidiaries (Debtors-In-Possession) (the "Partnership") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, capital, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 to the financial statements, the Partnership filed for bankruptcy on November 1, 2020 and has experienced acceleration of its senior secured credit facility, the senior unsecured notes and certain property-level debt, as well as inherent risks and uncertainties associated with the bankruptcy process, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bankruptcy Proceedings

As discussed in Note 2 to the financial statements, the Partnership has filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to prepetition liabilities, the settlement amounts for allowed claims, or the status and priority thereof; (3) as to unitholder accounts, the effect of any changes that may be made in the capitalization of the Partnership; or (4) as to operations, the effect of any changes that may be made in its business.

Basis for Opinion

These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Real Estate Assets – Determination of Impairment Indicators and Impairment - Refer to Note 3, Summary of Significant Accounting Policies (Carrying Value of Long-Lived Assets) and Note 17, Fair Value Measurements, to the financial statements

Critical Audit Matter Description

The Partnership performs an impairment analysis if events or changes in circumstances indicate that the carrying value of any of its long-lived assets may not be recoverable. The Partnership’s evaluation of the recoverability of consolidated long-lived assets involves the comparison of undiscounted future cash flows expected to be generated by each property over the Partnership’s expected remaining holding period to the respective carrying amount. The determination of whether the carrying value is recoverable also requires management to make estimates related to probability weighted scenarios impacting undiscounted cash flow models.  The Partnership considers both quantitative and qualitative factors in its impairment analysis. Significant quantitative factors include historical and forecasted information such as net operating income, occupancy statistics, and tenant sales levels. Significant qualitative factors include market conditions, age and condition of the asset, and tenant mix. The quantitative and qualitative factors impact the selection of the terminal capitalization rate which is used in both the undiscounted and discounted cash flow model as well as the discount rate used solely in the discounted cash flow model. Total real estate assets as of December 31, 2020 were $3.6 billion, net of impairment losses recorded during the year ended December 31, 2020 of $213 million.

Given (1) the Partnership’s evaluation of possible indications of impairment of long-lived assets involves subjectivity in assessing whether events or changes in circumstances have occurred, including a change in the expected remaining holding period of its long-live assets, indicating that the carrying amounts of real estate assets may not be recoverable and (2) the Partnership’s evaluation of cash flow estimates used both for determining recoverability and estimating fair value to determine impairment requires significant estimates and assumptions related to net operating income, occupancy, capitalization, and discount rates, performing procedures to (a) evaluate whether impairment indicators were appropriately identified and (b) the reasonableness of the cash flow estimates used for determining recoverability and estimating fair value required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Partnership’s impairment analyses included the following, among others:

•

Inquired of Partnership personnel and read minutes of the executive committee and board of directors’ meetings to identify any indicators that a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

•

Obtained the Partnership’s summary and plan for long-lived assets with near-term debt maturities and evaluated such plans to identify long-lived assets with a more-likely-than-not probability of being conveyed to the lender.

•	Evaluated whether long-lived assets with significant declines in net operating income might indicate a significant decrease in the market value of the long-lived asset.
•	Where applicable, we evaluated the Partnership’s probability weighting of operating cash flow projections reflecting the outcome of different uses or disposition scenarios for the long-lived asset.
•

With the assistance of our internal fair value specialists, we evaluated the reasonableness of selected terminal capitalization rates and discount rates based on external market data surveys, while also considering the significant quantitative and qualitative factors specific to the property that would impact the selected data point within the range.

•	We evaluated the reasonableness of the operating cash flow projections by comparing to the Partnership’s historical results and considered the impact of leasing activity and rent concessions.

Tenant Receivables- Collectability — Refer to Note 3 Summary of Significant Accounting Policies (Accounts Receivable) to the financial statements

Critical Audit Matter Description

The duration of the COVID-19 pandemic and its impact on a tenants’ ability to pay rents has caused uncertainty in the Partnership’s ongoing ability to collect rents when due. Considering the potential impact of these uncertainties, the Partnership performs a detailed review of amounts due from tenants to determine whether tenant receivables and straight-line rent receivables balances are realizable based on factors affecting the collectability of those balances, such as type of retailer, billing disputes, lease negotiation status, executed deferrals or abatements, as well as recent rent collection experience and tenant bankruptcies. The Partnership recognizes an allowance for the uncollectible portion of its tenant receivables and the uncollectible portion of its straight-line rent receivables as a reduction of rental revenues. If a lessee’s accounts receivable balance is not considered probable of collection, the Partnership writes off the full accounts receivable balance and straight-line rent receivable balance associated with the lease. If future lease income is not considered probable of collection, the Partnership recognizes lease income on a cash basis.

Given the significant judgment involved in assessing whether it is probable that a tenant will pay outstanding receivables and whether it is probable that substantially all future lease payments will be collected in accordance with the lease terms, auditing management’s evaluation of collectability of tenant receivables required a high degree of auditor judgment and an increased extent of effort. In particular, the assessment of collectability involves making significant judgments regarding the tenant’s financial condition based on information regarding type of retailer, billing disputes, lease negotiation status, executed deferrals or abatements, as well as recent rent collection experience and tenant bankruptcies.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the collectability of tenant receivables included the following, among others:

•	We tested the effectiveness of controls over the collectability of tenant receivables
•

We inquired of Partnership personnel, including those from the accounts receivable collections department, leasing department, and operations, to obtain an understanding of the most recent tenant correspondence, payment history, and status of lease modification negotiations including rent deferrals or abatements

•

We inspected tenant records, tenant correspondence, and executed lease modification agreements to corroborate our inquiries and to determine whether management’s assumptions regarding tenant specific collection losses were appropriate.

•	We evaluated the impact of activity subsequent to the balance sheet date on the Partnership’s estimates of the collectability of tenant receivables.
•

Read minutes of executive committee and board of directors’ meetings and independently considered whether tenant receivables and straight-line rent receivable for those tenants which have filed for bankruptcy were appropriately reserved for in accordance with management’s policy.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

April 8, 2021

We have served as the Partnership's auditor since 2013.

CBL & Associates Limited Partnership

(Debtors-In-Possession)

Consolidated Balance Sheets

(In thousands)

ASSETS (1)	December 31, 2020	December 31, 2019
Real estate assets:
Land	$695,711	$730,218
Buildings and improvements	5,135,074	5,631,831
	5,830,785	6,362,049
Accumulated depreciation	(2,241,421)	(2,349,404)
	3,589,364	4,012,645
Developments in progress	28,327	49,351
Net investment in real estate assets	3,617,691	4,061,996
Cash and cash equivalents	61,772	32,813
Available-for-sale securities - at fair value (amortized cost of $233,053 in 2020)	233,071	—
Receivables:
Tenant	103,655	75,252
Other	5,910	10,744
Mortgage and other notes receivable	2,337	4,662
Investments in unconsolidated affiliates	279,884	307,885
Intangible lease assets and other assets	139,772	129,354
	$4,444,092	$4,622,706
LIABILITIES, REDEEMABLE INTERESTS AND CAPITAL
Mortgage and other indebtedness, net	$1,184,831	$3,527,015
Accounts payable and accrued liabilities	173,458	231,377
Total liabilities not subject to compromise (1)	1,358,289	3,758,392

Liabilities subject to compromise	2,551,490	—

Commitments and contingencies (Note 9 and Note 16)
Redeemable common units	(265)	2,160
Partners' capital:
Preferred units	565,212	565,212
Common units:
General partner	(339)	2,765
Limited partners	(33,371)	270,216
Accumulated other comprehensive income	18	—
Total partners' capital	531,520	838,193
Noncontrolling interests	3,058	23,961
Total capital	534,578	862,154
	$4,444,092	$4,622,706

(1)

As of December 31, 2020, includes $272,742 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $134,967 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Operating Partnership. See Note 11.

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Limited Partnership

(Debtors-In-Possession)

Consolidated Statements of Operations

(In thousands, except per unit data)

	Year Ended December 31,
	2020	2019	2018
REVENUES:
Rental revenues	$554,064	$736,878	$829,113
Management, development and leasing fees	6,800	9,350	10,542
Other	14,997	22,468	18,902
Total revenues	575,861	768,696	858,557
OPERATING EXPENSES:
Property operating	(84,061)	(108,905)	(122,017)
Depreciation and amortization	(215,030)	(257,746)	(285,401)
Real estate taxes	(69,686)	(75,465)	(82,291)
Maintenance and repairs	(34,132)	(46,282)	(48,304)
General and administrative	(53,425)	(64,181)	(61,506)
Loss on impairment	(213,358)	(239,521)	(174,529)
Litigation settlement	7,855	(61,754)	—
Prepetition charges	(23,883)	—	—
Other	(953)	(91)	(787)
Total operating expenses	(686,673)	(853,945)	(774,835)
OTHER INCOME (EXPENSES):
Interest and other income	6,396	2,764	1,858
Interest expense (unrecognized contractual interest expense was $30,084 for the year ended December 31, 2020)	(200,663)	(206,261)	(220,038)
Gain on extinguishment of debt	32,521	71,722	—
Gain on investment	—	67,242	—
Gain on sales of real estate assets	4,696	16,274	19,001
Reorganization items	(35,977)	—	—
Income tax benefit (provision)	(16,836)	(3,153)	1,551
Equity in earnings (losses) of unconsolidated affiliates	(14,854)	4,940	14,677
Total other expenses	(224,717)	(46,472)	(182,951)
Net loss	(335,529)	(131,721)	(99,229)
Net (income) loss attributable to noncontrolling interests	20,683	(739)	973
Net loss attributable to the Operating Partnership	(314,846)	(132,460)	(98,256)
Distributions to preferred unitholders declared	—	(33,669)	(44,892)
Distributions to preferred unitholders undeclared	(37,410)	(11,223)	—
Net loss attributable to common unitholders	$(352,256)	$(177,352)	$(143,148)
Basic and diluted per unit data attributable to common unitholders:
Net loss attributable to common unitholders	$(1.75)	$(0.89)	$(0.72)
Weighted-average common and potential dilutive common units outstanding	201,586	200,169	199,580

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Limited Partnership

(Debtors-In-Possession)

Consolidated Statements of Comprehensive Loss

(In thousands, except per unit data)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(335,529)	$(131,721)	$(99,229)

Other comprehensive income:
Unrealized gain on available-for-sale securities	18	—	—

Comprehensive loss	(335,511)	(131,721)	(99,229)
Comprehensive (income) loss attributable to noncontrolling interests	20,683	(739)	973
Comprehensive loss attributable to the Operating Partnership:	$(314,828)	$(132,460)	$(98,256)

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Limited Partnership

(Debtors-In-Possession)

Consolidated Statements of Capital

(in thousands)

		Number of			Common Units
	Redeemable Common Units	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Total Partner's Capital	Noncontrolling Interests	Total Capital
Balance, December 31, 2017	$8,835	25,050	199,297	$565,212	$6,735	$655,120	$1,227,067	$9,701	$1,236,768
Net loss	(1,134)	—	—	44,892	(1,459)	(140,556)	(97,123)	(973)	(98,096)
Cumulative effect of accounting change	—	—	—	—	117	11,316	11,433	—	11,433
Cumulative effect of accounting change	—	—	—	—	605	58,342	58,947	—	58,947
Issuances of common units	—	—	728	—	—	856	856	—	856
Redemptions of common units	—	—	(535)	—	—	(2,267)	(2,267)	—	(2,267)
Distributions declared - common units	(4,572)	—	—	—	(1,358)	(136,273)	(137,631)	—	(137,631)
Distributions declared - preferred units	—	—	—	(44,892)	—	—	(44,892)	—	(44,892)
Cancellation of restricted common units	—	—	(75)	—	—	(284)	(284)	—	(284)
Performance stock units	—	—	—	—	13	1,279	1,292	—	1,292
Forfeiture of performance stock units	—	—	—	—	(3)	(247)	(250)	—	(250)
Amortization of deferred compensation	—	—	—	—	38	3,602	3,640	—	3,640
Allocation of partners' capital	4,065	—	—	—	(97)	(3,962)	(4,059)	—	(4,059)
Adjustment to record redeemable interests at redemption value	(3,619)	—	—	—	37	3,581	3,618	—	3,618
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(6,226)	(6,226)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	9,609	9,609
Balance, December 31, 2018	$3,575	25,050	199,415	$565,212	$4,628	$450,507	$1,020,347	$12,111	$1,032,458
Net loss	(1,384)	—	—	33,669	(1,684)	(163,061)	(131,076)	739	(130,337)
Redemptions of common units	—	—	(73)	—	—	(96)	(96)	—	(96)
Issuances of common units	—	—	915	—	—	791	791	—	791
Distributions declared - common units	(3,429)	—	—	—	(151)	(18,450)	(18,601)	—	(18,601)
Distributions declared - preferred units	—	—	—	(33,669)	—	—	(33,669)	—	(33,669)
Cancellation of restricted common units	—	—	(68)	—	(1)	(143)	(144)	—	(144)
Performance stock units	—	—	—	—	13	1,237	1,250	—	1,250
Amortization of deferred compensation	—	—	—	—	29	2,765	2,794	—	2,794
Allocation of partners' capital	3,398	—	—	—	(34)	(3,369)	(3,403)	—	(3,403)
Adjustment to record redeemable interests at redemption value	—	—	—	—	(35)	35	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5,557)	(5,557)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4,654	4,654
Deconsolidation of investment	—	—	—	—	—	—	—	12,014	12,014
Balance, December 31, 2019	$2,160	25,050	200,189	$565,212	$2,765	$270,216	$838,193	$23,961	$862,154

CBL & Associates Limited Partnership

(Debtors-In-Possession)

Consolidated Statements of Capital

(Continued)

(in thousands)

		Number of			Common Units
	Redeemable Common Units	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Income	Total Partner's Capital	Noncontrolling Interests	Total Capital
Balance, December 31, 2019	$2,160	25,050	200,189	$565,212	$2,765	$270,216	$—	$838,193	$23,961	$862,154
Net loss	(2,727)	—	—	—	(3,175)	(308,944)	—	(312,119)	(20,683)	(332,802)
Other comprehensive income	—	—	—	—	—	—	18	18	—	18
Issuances of common units	—	—	1,639	—	—	533	—	533	—	533
Cancellation of restricted common units	—	—	(140)	—	—	(117)	—	(117)	—	(117)
Allocation of partners' capital	302	—	—	—	(3)	(307)	—	(310)	—	(310)
Amortization of deferred compensation	—	—	—	—	46	1,728	—	1,774	—	1,774
Adjustment to record redeemable interests at redemption value	—	—	—	—	(8)	8	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(912)	(912)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	692	692
Performance stock units	—	—	—	—	36	3,512	—	3,548	—	3,548
Balance, December 31, 2020	$(265)	25,050	201,688	$565,212	$(339)	$(33,371)	$18	$531,520	$3,058	$534,578

The accompanying notes are an integral part of these consolidated statements.

CBL & Associates Limited Partnership

(Debtors-In-Possession)

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(335,529)	$(131,721)	$(99,229)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	215,030	257,746	285,401
Net amortization of deferred financing costs, premiums on available-for-sale securities and debt premiums and discounts	8,764	8,316	7,163
Reorganization items (non-cash)	25,294	—	—
Net amortization of intangible lease assets and liabilities	(574)	(1,809)	(192)
Gain on sales of real estate assets	(4,696)	(16,274)	(19,001)
Gain on insurance proceeds	(1,644)	(462)	(912)
Gain on investments/deconsolidation	—	(67,242)	—
Write-off of development projects	952	91	787
Share-based compensation expense	5,819	4,783	5,386
Loss on impairment	213,358	239,521	174,529
Gain on extinguishment of debt	(32,521)	(71,722)	—
Equity in (earnings) losses of unconsolidated affiliates	14,854	(4,940)	(14,677)
Distributions of earnings from unconsolidated affiliates	10,096	21,653	21,535
Change in estimate of uncollectable revenues	49,329	3,463	4,817
Change in deferred tax accounts	14,558	2,668	(2,905)
Changes in:
Tenant and other receivables	(75,109)	(10,885)	1,379
Other assets	(10,062)	(63)	1,343
Accounts payable and accrued liabilities	35,449	40,282	11,818
Net cash provided by operating activities	133,368	273,405	377,242
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(53,462)	(128,148)	(137,196)
Acquisitions of real estate assets	—	(5,700)	(3,301)
Proceeds from sales of real estate assets	7,817	130,310	88,191
Purchase of available-for-sale securities	(235,182)	—	—
Proceeds from disposal of investment	—	18,563	—
Proceeds from insurance	988	2,037	3,189
Payments received on mortgage and other notes receivable	1,095	3,010	1,274
Additional investments in and advances to unconsolidated affiliates	(11,024)	(5,786)	(5,050)
Distributions in excess of equity in earnings of unconsolidated affiliates	10,625	13,345	32,277
Changes in other assets	(1,263)	(3,045)	(6,853)
Net cash provided by (used in) investing activities	(280,406)	24,586	(27,469)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	365,246	1,127,991	642,652
Principal payments on mortgage and other indebtedness	(154,658)	(1,334,972)	(790,617)
Additions to deferred financing costs	(590)	(15,546)	(1,859)
Proceeds from issuances of common units	5	40	156
Redemptions of common units	—	(96)	(2,267)
Contributions from noncontrolling interests	692	4,654	9,609
Payment of tax withholdings for restricted stock awards	(87)	(133)	(289)
Distributions to noncontrolling interests	(912)	(5,557)	(10,798)
Distributions to preferred unitholders	—	(33,669)	(44,892)
Distributions to common unitholders	—	(39,160)	(162,128)
Net cash provided by (used in) financing activities	209,696	(296,448)	(360,433)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	62,658	1,543	(10,660)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	59,055	57,512	68,172
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$121,713	$59,055	$57,512
Reconciliation from consolidated statements of cash flows to consolidated balance sheets:
Cash and cash equivalents	$61,772	$32,813	$25,138
Restricted cash (1):
Restricted cash	37,320	180	3,812
Mortgage escrows	22,621	26,062	28,562
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$121,713	$59,055	$57,512

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$125,366	$198,261	$205,029
Cash paid for reorganization items	$301	$—	$—

(1)	Included in intangible lease assets and other assets in the consolidated balance sheets

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Debtors-In-Possession)

(In thousands, except share and unit data)

NOTE 1. ORGANIZATION

CBL & Associates Properties, Inc. ("CBL"), a Delaware corporation, is a self-managed, self-administered, fully-integrated real estate investment trust ("REIT") that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air and mixed-use centers, outlet centers, associated centers, community centers, office buildings and other properties. Its Properties are located in 24 states, but are primarily in the southeastern and midwestern United States.

CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the "Operating Partnership"), which is a variable interest entity ("VIE"). The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a VIE. As of December 31, 2020, the Operating Partnership owned interests in the following Properties:

		All Other Properties
	Malls (1)	Associated Centers	Community Centers	Office Buildings and Other		Total
Consolidated Properties	51	20	1	4	(2)	76
Unconsolidated Properties (3)	10	3	5	4		22
Total	61	23	6	8		98

(1)	Category consists of regional malls, open-air centers and outlet centers (including one mixed-use center) (the "Malls").
(2)	Includes CBL's two corporate office buildings.
(3)	The Operating Partnership accounts for these investments using the equity method because one or more of the other partners have substantive participating rights.

The Malls, All Other Properties ("Associated Centers, Community Centers, Office Buildings and Other") and the Construction Properties are collectively referred to as the “Properties” and individually as a “Property.”

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At December 31, 2020, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 96.5% limited partner interest for a combined interest held by CBL of 97.5%.

Historically, the noncontrolling interest in the Operating Partnership has been held by CBL & Associates, Inc., its shareholders and affiliates and certain senior officers of the Company (collectively "CBL's Predecessor"), all of which contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993, and by various third parties. During 2020, the Company issued 20,956,110 shares of the Company’s common stock to 31 holders of 20,956,110 common units of limited partnership interest in the Operating Partnership in connection with the exercise of the holders’ contractual exchange rights. At December 31, 2020, CBL’s Predecessor no longer owned any limited partner interest and third parties owned a 2.5% limited partner interest in the Operating Partnership. CBL's Predecessor owned 20.1 million shares of CBL’s common stock at December 31, 2020, for an interest of 10.2% in the Operating Partnership.

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

Bankruptcy Accounting

The consolidated financial statements included herein have been prepared as if the Company were a going concern and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 852 – Reorganizations (“ASC 852”). See Note 2 for additional details regarding the bankruptcy. As a result, the Company has segregated prepetition unsecured or under secured liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 proceedings and have classified these items as “Liabilities subject to compromise” on the Company’s consolidated balance sheets. In addition, the Company has classified all expenses that were incurred as a result of the Chapter 11 proceedings since filing as “Reorganization items” in the Company’s consolidated statements of operations. In addition to expenses, reorganization items can include realized gains or losses, such as the unamortized deferred financing costs and debt discount charges. Also, the Company has classified all expenses that were realized or incurred prior to November 1, 2020 in relation to the Company’s efforts to restructure its corporate-level debt as “Prepetition charges” in the Company’s consolidated statements of operations.

COVID-19

The COVID-19 pandemic has had, and likely will continue to have, repercussions across local, national and global economies and financial markets. COVID-19 has impacted all states where the Company’s tenants operate their businesses or where the Company’s properties are located and measures taken to prevent or remediate COVID-19, including “shelter-in place” or “stay-at-home” orders or other quarantine mandates issued by local, state or federal authorities, have had an adverse effect on its business and the businesses of its tenants. The full extent of the adverse impact on, among other things, the Company’s results of operations, liquidity (including its ability to access capital markets), the possibility of future impairments of long-lived assets or its investments in unconsolidated joint ventures, its compliance with debt covenants, its ability to renew and re-lease its leased space, the outlook for the retail environment, potential bankruptcies or other store closings and its ability to develop, acquire, dispose or lease properties, is unknown and will depend on future developments, which are highly uncertain and cannot be predicted. State and local governments and other authorities are in varying stages of lifting or modifying some of the measures used to mitigate or control the spread of the virus. Even though vaccines have started to be administered, the COVID-19 pandemic could worsen at any time, which could cause new or more restrictive measures to be implemented to prevent the spread of the virus. Tenants and customers have gradually adapted to current conditions with services such as curbside pickup and increased consumer risk-tolerance, but there is no guarantee that retail will return to levels seen prior to the pandemic. The Company has experienced, and expects to continue to experience, a material adverse impact on its revenues, results of operations, and cash flows into 2021. The situation is rapidly changing and additional impacts to the business may arise that the Company is not aware of currently.

NOTE 2. CHAPTER 11 CASES AND ABILITY TO CONTINUE AS A GOING CONCERN

Voluntary Reorganization under Chapter 11

On August 18, 2020, the Company entered into a Restructuring Support Agreement, (the “Original RSA”) with certain beneficial owners and/or investment advisors or managers of discretionary funds, accounts or other entities for the holders of beneficial owners (the “Consenting Noteholders”) representing in excess of 62%, including joining noteholders pursuant to joinder agreements, of the aggregate principal amount of the $450,000 of senior unsecured notes issued by the Operating Partnership in November 2013 that bear interest at 5.25% and mature on December 1, 2023 (the “2023 Notes”), the $300,000 of senior unsecured notes issued by the Operating Partnership in October 2014 that bear interest at 4.60% and mature on October 15, 2024 (the “2024 Notes”) and the $625,000 of senior unsecured notes issued by the Operating Partnership in December 2016 and September 2017 that bear interest at 5.95% and mature on December 15, 2026 (the “2026 Notes” and, collectively with the 2023 Notes and 2024 Notes, the "Notes").

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

Beginning on November 1, 2020 (the “Commencement Date”), CBL and the Operating Partnership, together with certain of its direct and indirect subsidiaries (collectively, the “Debtors”), filed voluntary petitions (the “Chapter 11 Cases”) under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors are authorized to continue to operate their businesses and manage their properties as debtors-in-possession pursuant to the Bankruptcy Code. The Debtors’ Chapter 11 Cases are being jointly administered for procedural purposes only under the caption In re CBL & Associates Properties, Inc., et al., Case No. 20-35226.

The filing of the Chapter 11 Cases constituted an event of default that results in the automatic acceleration of certain monetary obligations to be immediately due and payable with respect to the secured credit facility and the senior unsecured notes. On November 2, 2020, the Company filed an adversary proceeding in the Bankruptcy Court seeking among other things, a temporary restraining order (the “Order”) and for a preliminary injunction to enjoin, pending a determination of the parties’ rights, the administrative agent or any of its officers, agents, servants, attorneys and successors from taking any action to exercise any and all remedies under the terms of the secured credit facility or other agreements as a result of the events of default asserted by the administrative agent, or any other right or remedy that would otherwise accompany the occurrence of an event of default, including without limitation, any rights of acceleration under the terms of the secured credit facility, rights flowing from the notice of acceleration, rights exercised pursuant to the Notice of Exercise or any other rights or remedies properly exercisable solely upon an actual or determined event of default. On November 2, 2020, the Bankruptcy Court granted the Order, and the Bankruptcy Court took up the other pending claims during the adversarial proceeding, which has now been stayed pending the confirmation of the Company’s plan, discussed below.

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

After engaging in negotiations in a Bankruptcy Court-ordered mediation, on March 21, 2021 (the “Agreement Effective Date”), the Company entered into the First Amended and Restated Restructuring Support Agreement (the “Amended RSA”), with the Consenting Noteholders in excess of 69% (including joinders) of the aggregate principal amount of the Notes and certain lenders party to the Company’s secured credit facility who hold in the aggregate in excess of 96% (including joinders) of the aggregate outstanding principal amount of debt under the secured credit facility (the “Consenting Bank Lenders” and together with the Consenting Noteholders, the “Consenting Stakeholders”). The Amended RSA amends and restates the Original RSA and sets forth, subject to certain conditions, the commitments to and obligations of, on the one hand, the Company, and on the other hand, the Consenting Noteholders and Consenting Bank Lenders, in connection with the restructuring transactions (the “Restructuring Transactions”) set forth in the Amended RSA and the plan term sheet attached as Exhibit B to the Amended RSA (the “Plan Term Sheet”). The Amended RSA contemplates that the restructuring and recapitalization of the Debtors will occur through a joint plan of reorganization in the Chapter 11 Cases (the “Amended Plan”).

The Amended RSA requires that the Company file the Amended Plan and related disclosure statement no later than 25 days following the Agreement Effective Date and under the Amended RSA the Company must seek to have the Amended Plan confirmed and declared effective no later than November 1, 2021. Before a Bankruptcy Court will confirm the Amended Plan, the Bankruptcy Code requires at least one “impaired” class of claims votes to accept the Amended Plan. A class of claims votes to “accept” the Amended Plan if voting creditors that hold a majority in number and two-thirds in amount of claims in that class approve the Amended Plan. The Amended RSA requires the Consenting Stakeholders vote in favor of and support the Amended Plan. As of the date hereof, the Consenting Bank Lenders and Consenting Noteholders each represent the requisite amount of claims necessary to accept the Amended Plan in each of their respective classes. For the foregoing reasons, among others, the Debtors believe that they will be able to confirm the Amended Plan in the Chapter 11 Cases. The Amended RSA provides that the ongoing litigation between the Company and the lenders of the Company’s secured credit facility (the “Bank Lenders”) arising from the prepetition enforcement actions taken by the Bank Lenders is stayed and is to be dismissed upon the Bankruptcy Court’s approval of the Amended Plan.

Under the Amended RSA, the proposed Amended Plan will provide for the elimination of more than $1,681,900 of debt and preferred obligations as well as a significant reduction in interest expense. In exchange for their approximately $1,375,000 in principal amount of senior unsecured notes and $133,000 in principal amount of the secured credit facility, Consenting Noteholders and other noteholders will receive, in the aggregate, $95,000 in cash, $555,000 of new senior secured notes, of which up to $100,000, upon election by the Consenting Noteholders, may be received in the form of new convertible secured notes and 89% in common equity of the newly reorganized Company. Certain Consenting Noteholders will also provide up to $50,000 of new money in exchange for additional convertible secured notes. The transactions outlined in the Amended RSA will be implemented in the Chapter 11 Cases and pursuant to the Amended Plan. The Amended RSA provides that the remaining Bank Lenders, holding $983,700 in principal amount under the secured credit facility, will receive $100,000 in cash and a new $883,700 secured term loan. Existing common and preferred stakeholders are expected to receive up to 11% of common equity in the newly reorganized company. The Amended RSA is subject to Bankruptcy Court approval, which the Company will seek in accordance with the terms of the Amended RSA.

The Company cannot predict the ultimate outcome of its Chapter 11 Cases at this time. For the duration of the Company’s Chapter 11 proceedings, the Company’s operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the Chapter 11 process. As a result of these risks and uncertainties, the amount and composition of the Company’s assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceedings, and the description of the Company’s operations, properties and liquidity and capital resources included in this annual report may not accurately reflect its operations, properties and liquidity and capital resources following the Chapter 11 process.

In particular, subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assume and assign or reject executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a prepetition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a prepetition general unsecured claim for damages caused by such deemed breach subject, in the case of the rejection of unexpired leases of real property, to certain caps on damages. Counterparties to such rejected contracts or leases may assert unsecured claims in the Bankruptcy Court against the applicable Debtor’s estate for such damages. Generally, the assumption or assumption and assignment of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance thereunder. Accordingly, any description of an executory contract or unexpired lease with the Debtors in this annual report, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease with the Debtors is qualified by any overriding rights the Company has under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the assumption, assumption and assignment or rejection of any executory contract or unexpired lease and the Debtors expressly preserve all of their rights with respect thereto.

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

The filing of the Chapter 11 Cases by the Debtors constituted an event of default that results in the automatic acceleration of certain monetary obligations to be immediately due and payable with respect to the secured credit facility and the senior unsecured notes. The filing of the Chapter 11 Cases also constituted an event of default with respect to certain property-level debt of the Operating Partnership’s subsidiaries, which may result in acceleration of the outstanding principal and other sums due. See Note 8 and Note 9 for further discussion.

Given the acceleration of the secured credit facility, the senior unsecured notes and certain property-level debt, as well as the inherent risks, unknown results and inherent uncertainties associated with the bankruptcy process and the direct correlation between these matters and the Company’s ability to satisfy its financial obligations that may arise, the Company believes that there is substantial doubt that it will continue to operate as a going concern within one year after the date these consolidated financial statements are issued. The Company’s ability to continue as a going concern is contingent upon its ability to successfully implement the Amended Plan set forth in the Amended RSA, which is pending approval of the Bankruptcy Court. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern.

Delisting of Common Stock and Depositary Shares

On November 2, 2020, the NYSE announced that (i) it had suspended trading in the Company’s stock and (ii) it had determined to commence proceedings to delist the Company’s common stock, as well as the depositary shares each representing a 1/10th fractional share of the Company’s 7.375% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) and the depositary shares each representing a 1/10th fractional share of the Company’s 6.625% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”), due to such securities no longer being suitable for listing based on “abnormally low” trading price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual. The Company has appealed this decision in accordance with NYSE rules, and the appeal is still in process. In the meantime, effective November 3, 2020, the Company’s common stock and the depositary shares representing fractional interests in its Series D Preferred Stock and Series E Preferred Stock began trading on the OTC Markets, operated by the OTC Markets Group, Inc., under the symbols “CBLAQ”, “CBLDQ” and “CBLEQ”, respectively. A delisting of the Company’s common stock from the NYSE could negatively impact it by, among other things, reducing the trading liquidity of, and the market price for, its common stock.

Prepetition Charges

Expenses that were realized or incurred prior to November 1, 2020 in relation to the Company’s efforts to restructure its corporate-level debt are recorded in the line item “Prepetition charges” in the Company’s consolidated statements of operations. The $23,883 of prepetition charges primarily consists of professional fees.

Reorganization Items

Any expenses, gains and losses that are realized or incurred as of or subsequent to November 1, 2020, the petition date, and as a direct result of the Chapter 11 Cases, are recorded in the line item “Reorganization items” in the Company’s consolidated statements of operations. The $35,977 of reorganization items consists of $10,347 in professional fees, $25,294 of unamortized deferred financing costs and debt discounts related to the secured credit facility and the senior unsecured notes, as well as $336 of U.S. Trustee fees.

Liabilities Subject to Compromise

The Company has reclassified $2,551,490 to the line item “Liabilities subject to compromise” in the Company’s consolidated balance sheets. These liabilities are reported at the amounts expected to be allowed as claims by the Bankruptcy Court, although they may be settled for less. As of December 31, 2020, the liabilities subject to compromise consisted of $1,375,000 related to the senior unsecured notes, $675,926 related to the secured line of credit, $438,750 related to the secured term loan, $57,644 in unpaid accrued interest as of the Commencement Date and $4,170 of prepetition unsecured or under secured liabilities.

The contractual interest expense on the senior unsecured notes and secured credit facility is in excess of recorded interest expense by $30,084 for the year ended December 31, 2020. This excess contractual interest expense is not included as interest expense in the consolidated statements of operations for the year ended December 31, 2020 because the Company discontinued accruing interest on the senior unsecured notes and the secured credit facility subsequent to the Commencement Date in accordance with ASC 852, which limits the recognition of interest expense during a bankruptcy proceeding to only amounts that will be paid during the bankruptcy proceeding or that are probable of becoming allowed claims. The Company has not made any interest payments on its senior unsecured notes or its secured credit facility since the Chapter 11 Cases commenced on November 1, 2020.

Condensed combined financial statement information of the Debtors is as follows:

Condensed Combined Financial Statements – Debtors (Debtors-In-Possession)

Condensed Combined Balance Sheet

December 31, 2020
ASSETS:
Investment in real estate assets	$4,056,257
Accumulated depreciation	(1,544,800)
2,511,457
Developments in progress	27,853
Net investment in real estate assets	2,539,310
Available-for-sale securities - at fair value (amortized cost of $233,052)	233,071
Cash and cash equivalents	46,346
Restricted Cash	29,834
Intercompany due from non-debtor entities	76,095
Other assets	140,241
Total assets	$3,064,897
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY:
Other liabilities	$102,910
Intercompany due to non-debtor entities	5,062
Total liabilities not subject to compromise	107,972
Liabilities subject to compromise	2,551,490
Redeemable noncontrolling interests	(2,786)
Shareholders' equity	411,605
Noncontrolling interests	(3,384)
Total liabilities and owners’ equity	$3,064,897

Condensed Combined Statement of Operations

For the Period November 1, 2020 to December 31, 2020
Total revenues	$70,845
Depreciation and amortization	(23,064)
Operating expenses	(22,040)
Interest and other income	1,705
Interest expense (unrecognized contractual interest expense was $30,084 for the year ended December 31, 2020)	(760)
Reorganization items	(35,977)
Gain on sales of real estate assets	1,988
Income tax benefit	354
Net loss	$(6,949)

Condensed Combined Statement of Cash Flows

CASH FLOWS FROM OPERATING ACTIVITIES:	For the Period November 1, 2020 to December 31, 2020
Net loss	$(6,949)
Adjustments to reconcile net loss to net cash provided by operating activities:
Reorganization items (non-cash)	25,294
Other assets and liabilities, net	26,885
Net cash provided by operating activities	45,230
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(81,276)
Changes in other assets	2,506
Net cash used in investing activities	(78,770)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net distributions from non-Debtor subsidiaries	8,621
Other financing activities	104
Net cash provided by financing activities	8,725
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(24,815)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	100,995
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$76,180
Reconciliation from consolidated statement of cash flows to consolidated balance sheet:
Cash and cash equivalents	$46,346
Restricted cash	29,834
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$76,180

SUPPLEMENTAL INFORMATION
Cash paid for reorganization items	$301

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The guidance replaced the current incurred loss impairment model, which reflects credit events, with a current expected credit loss model, which recognizes an allowance for credit losses based on an entity’s estimate of contractual cash flows not expected to be collected.

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

The guidance eliminates, adds and modifies certain disclosure requirements for fair value measurements. Entities no longer are required to disclose the amount of and reasons for transfers between Level 1 and 2 of the fair value hierarchy, but public companies are required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements.

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

The Company has elected to apply the relief provided under the Lease Modification Q&A and will avail itself of the election to avoid performing a lease by lease analysis for the lease concessions that were (1) granted as relief due to the COVID-19 pandemic and (2) result in the cash flows remaining substantially the same or less than the original contract. The Lease Modification Q&A had a material impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2020. However, its future impact to the Company is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering such concessions.

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

Rent Abatements

The Company will account for rental abatements using the negative variable income model as described within the Lease Modification Q&A. Under the negative variable income model, the Company will recognize negative variable rent for the current period reduction of rental revenue associated with any lease concessions it provides.

At December 31, 2020, the Company’s receivables included $18,526 related to receivables that had been deferred and are to be repaid generally throughout 2021, and extending for a portion of 2022. The Company granted abatements of $25,439 during the year ended December 31, 2020. The Company continues to assess rent relief requests from its tenants but is unable to predict the resolution or impact of these discussions. For agreements that are currently under negotiation, the Company does not expect the impact to be material.

Accounting Guidance Not Yet Adopted
Description		Financial Statement Effect and Other Information
ASU 2020-04, Reference Rate Reform

On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions as of December 31, 2020, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period to determine the impact on its consolidated financial statements.

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

The Company’s intangibles and their balance sheet classifications as of December 31, 2020 and 2019, are summarized as follows:

	December 31, 2020		December 31, 2019
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible lease assets and other assets:
Above-market leases	$18,416	$(16,395)	$21,098	$(18,559)
In-place leases	59,472	(53,790)	66,309	(58,559)
Tenant relationships	34,630	(7,909)	38,880	(10,834)
Accounts payable and accrued liabilities:
Below-market leases	42,274	(36,224)	46,554	(38,052)

These intangibles are related to specific tenant leases. Should a termination occur earlier than the date indicated in the lease, the related unamortized intangible assets or liabilities, if any, related to the lease are recorded as expense or income, as applicable. The total net amortization expense of the above intangibles was $1,460, $4,506 and $13,282 in 2020, 2019 and 2018, respectively. The estimated total net amortization expense for the next five succeeding years is $1,326 in 2021, $1,071 in 2022, $872 in 2023, $854 in 2024 and $817 in 2025.

Total interest expense capitalized was $1,640, $2,504 and $3,225 in 2020, 2019 and 2018, respectively.

Accounts Receivable

Receivables include amounts billed and currently due from tenants pursuant to lease agreements and receivables attributable to straight-line rents associated with those lease agreements. Individual leases where the collection of rents is in dispute are assessed for collectability based on management’s best estimate of collection considering the anticipated outcome of the dispute. Individual leases that are not in dispute are assessed for collectability and upon the determination that the collection of rents over the remaining lease term is not probable, accounts receivable are reduced as an adjustment to rental revenues. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further, management assesses whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical collection levels and current economic trends. An allowance for the uncollectable portion of the portfolio is recorded as an adjustment to rental revenues. Management’s estimate of the collectability of accounts receivable from tenants is based on the best information available to management at the time of evaluation.

The duration of the COVID-19 pandemic and its impact on the Company’s tenants’ ability to pay rents has caused uncertainty in the Company’s ongoing ability to collect rents when due. Considering the potential impact of these uncertainties, management’s collection assessment also took into consideration the type of retailer, billing disputes, lease negotiation status and executed deferral or abatement agreements, as well as recent rent collection experience and tenant bankruptcies based on the best information available to management at the time of evaluation. For the year ended December 31, 2020 and 2019, the Company recorded $48,240 and $3,463, respectively, associated with uncollectable revenues, which includes $5,603 for straight line rent receivables for the year ended December 31, 2020.

The following table sets forth the activity for the Company’s allowance for doubtful accounts:
	Year Ended December 31,
	2019	2018 (1)
Tenant receivables - allowance for doubtful accounts:
Balance, beginning of year	$2,337	$2,011
Additions in allowance charged to expense	—	4,817
Bad debts charged against allowance	(2,337)	(4,491)
Balance, end of year	$—	$2,337

	Year Ended December 31,
	2019	2018 (1)
Other receivables - allowance for doubtful accounts:
Balance, beginning of year	$—	$838
Additions in allowance charged to expense	—	—
Bad debts charged against allowance	—	(838)
Balance, end of year	$—	$—

(1)Amounts are shown in accordance with ASC 840. Beginning January 1, 2019, the Company adopted ASC 842. See Note 5.

Carrying Value of Long-Lived Assets

The Company evaluates its real estate assets for impairment indicators whenever events or changes in circumstances indicate that the carrying value of any of its long-lived assets may not be recoverable. Furthermore, this evaluation is conducted no less frequently than quarterly, irrespective of changes in circumstances. The prolonged outbreak of the COVID-19 pandemic resulted in sustained closure of the Company’s properties for a period of time, as well as the cessation of the operations of certain of its tenants, which has resulted and will likely continue to result in a reduction in the revenues and cash flows of many of its properties due to the adverse financial impacts on its tenants, as well as reductions in other sources of income generated by its properties. In addition to reduced revenues, the Company’s ability to obtain sufficient financing for such properties may be impaired as well as its ability to lease or re-lease properties as a result of worsening market and economic conditions resulting from the COVID-19 pandemic.

As of December 31, 2020, the Company’s evaluation of impairment of real estate assets considered its estimate of cash flow declines caused by the COVID-19 pandemic, but its other assumptions, including estimated hold period, were generally unchanged given the highly uncertain environment. The worsening of estimated future cash flows due to a change in the Company’s plans, policies, or views of market and economic conditions as it relates to one or more of its properties adversely impacted by the COVID-19 pandemic could result in the recognition of substantial impairment charges on its assets, which could adversely impact its financial results. For the year ended December 31, 2020, the Company recorded impairment charges of $213,358 related to six of its malls. As of December 31, 2020, seven other properties had impairment indicators; however, based on the Company’s plans with respect to those properties and the economic environment as of December 31, 2020, no additional impairment charges were recorded.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents.

Restricted Cash

Restricted cash of $59,941 and $26,242 was included in intangible lease assets and other assets at December 31, 2020 and 2019, respectively. The $59,941 in restricted cash at December 31, 2020 related to cash held in escrow accounts for insurance, real estate taxes, capital expenditures and tenant allowances as required by the terms of certain mortgage notes payable, as well as amounts related to cash management agreements with the Company’s lenders that are designated for debt service and operating expense obligations.

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

The Company evaluates its investment in unconsolidated affiliates for impairment indicators whenever events or changes in circumstances indicate that the carrying value of its investment may not be recoverable. The Company’s evaluation of whether an investment in an unconsolidated affiliate has incurred a loss in value that is other than temporary includes an assessment of the expected return generated from the property or properties held within the investment, and the Company’s intent and ability to retain the investment for a period of time to allow for full recovery. Furthermore, this evaluation is conducted no less frequently than quarterly, irrespective of changes in circumstances. The prolonged outbreak of the COVID-19 pandemic resulted in sustained closure of the Company’s properties for a period of time, as well as the cessation of the operations of certain of its tenants, which has resulted and will likely continue to result in a reduction in the revenues and cash flows of many of its properties due to the adverse financial impacts on its tenants, as well as reductions in other sources of income generated by its properties. In addition to reduced revenues, the Company’s ability to obtain sufficient financing for such properties may be impaired as well as its ability to lease or re-lease properties as a result of worsening market and economic conditions resulting from the COVID-19 pandemic. As of December 31, 2020 and 2019, no impairment charges were recorded. In 2018, the Company recorded an impairment of $1,022 as its share of the loss on impairment recognized by an unconsolidated joint venture. The Company recorded a gain on deconsolidation of investments of $67,242 in 2019. See Note 8 for additional information.

Deferred Financing Costs

During 2020, as a result of the Chapter 11 Cases, unamortized financing costs of $16,779 related to the Company's secured credit facility and senior unsecured notes were charged to expense and were recorded as “Reorganization items” within the Company’s consolidated statements of operations. Unamortized financing costs related to the secured line of credit of $9,062 were included in intangible lease assets and other assets at December 31, 2019. Unamortized financing costs of $3,433 and $16,148 were included in net mortgage and other indebtedness at December 31, 2020 and 2019, respectively. Deferred financing costs include fees and costs incurred to obtain financing and are amortized on a straight-line basis to interest expense over the terms of the related indebtedness. Amortization expense related to deferred financing costs was $5,476, $7,000 and $6,120 in 2020, 2019 and 2018, respectively. Accumulated amortization of deferred financing costs was $7,354 and $17,175 as of December 31, 2020 and 2019, respectively.

Revenue Recognition

See Note 4 for a description of the Company's revenue streams.

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

As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State tax expense was $2,882, $3,682 and $4,147 during 2020, 2019 and 2018, respectively.

The Company has also elected taxable REIT subsidiary status for some of its subsidiaries. This enables the Company to receive income and provide services that would otherwise be impermissible for REITs. For these entities, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset may not be realized. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in the Company’s judgment about the realizability of the related deferred tax asset is included in income or expense, as applicable.

The Company recorded an income tax benefit (provision) as follows for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Current tax provision	$(2,278)	$(485)	$(1,354)
Deferred tax benefit (provision)	(14,558)	(2,668)	2,905
Income tax benefit (provision)	$(16,836)	$(3,153)	$1,551

In 2020, the Company recorded a full deferred tax asset valuation allowance of $16,206, which left a balance of zero as a net deferred tax asset at December 31, 2020. The Company had a net deferred tax asset of $15,117 at December 31, 2019. In 2018, the Company recorded a cumulative effect adjustment in the amount of $11,433 related to the January 1, 2018 adoption of ASU 2016-16. The net deferred tax asset at December 31, 2019 is included in intangible lease assets and other assets. These deferred tax balances primarily consist of differences between book and tax related to the basis of real estate assets, depreciation expense and operating expenses, as well as net operating loss carryforwards. As of December 31, 2020, tax years that generally remain subject to examination by the Company’s major tax jurisdictions include 2020, 2019, 2018 and 2017.

The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its consolidated statements of operations. In addition, any interest incurred on tax assessments is reported as interest expense. The Company incurred nominal interest and penalty amounts in 2020, 2019 and 2018.

Concentration of Credit Risk

The Company’s tenants include national, regional and local retailers. Financial instruments that subject the Company to concentrations of credit risk consist primarily of tenant receivables. The Company generally does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of tenants. The Company derives a substantial portion of its rental income from various national and regional retail companies; however, no single tenant collectively accounted for more than 4.5% of the Company’s total consolidated revenues in 2020.

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

Performance stock units ("PSUs") are contingently issuable common shares and are included in earnings per share if the effect is dilutive. See Note 18 for a description of the long-term incentive program that these units relate to. There were no potential dilutive common shares and no anti-dilutive shares for the year ended December 31, 2020. The effect of 102,820 contingently issuable common shares related to PSUs for the year ended December 31, 2018 were excluded from the computation of diluted EPS because the effect would have been anti-dilutive.

Earnings per Unit of the Operating Partnership

Basic earnings per unit (“EPU”) is computed using the two-class method. The two-class method is required when either (i) participating securities or (ii) multiple classes of common stock exists. The Operating Partnership’s special common units, and common units issued upon the conversion or redemption of special common units, meet the definition of participating securities as these units have the contractual right and obligation to share in the Operating Partnership’s net income (loss) and distributions. Under this approach net income (loss) attributable to common unitholders is reduced by the amount of distributions made (declared) to all common unitholders and by the amount of distributions that are required to be made (declared and undeclared) to special common unitholders. Distributed and undistributed earnings is subsequently divided by the weighted-average number of common and special common units outstanding for the period to compute basic EPU for each unit. Undistributed losses are allocated 100 percent to common units, other than common units issued upon the conversion or redemption of special common units. The special common units, and common units issued upon the conversion or redemption of special common units, only participate in undistributed losses in the event of a liquidation. Diluted EPU is computed by considering either the two-class method or the if-converted method, whichever results in more dilution. The if-converted method assumes the issuance of common units for all potential dilutive special common units outstanding. Due to the loss position (negative earnings) of the Operating Partnership for the years ended December 31, 2020 and 2019 all special common units, and common units issued upon the conversion or redemption of special common units, are antidilutive. The calculation of diluted EPU through the if-converted method would reduce the loss per share (as a result of an increase number of shares in the denominator) for the common units. Therefore in a loss position diluted EPU is equal to basic EPU. There were no potential dilutive common units and there were no anti-dilutive units other than the special common units, and common units issued upon the conversion or redemption of special common units, outstanding for the years ended December 31, 2020, 2019 and 2018.

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

NOTE 4. REVENUES

Revenues

The following table presents the Company's revenues disaggregated by revenue source:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Rental revenues (1)	$554,064	$736,878	$829,113
Revenues from contracts with customers (ASC 606):
Operating expense reimbursements (2)	9,025	9,783	8,434
Management, development and leasing fees (3)	6,800	9,350	10,542
Marketing revenues (4)	2,716	6,059	6,286
	18,541	25,192	25,262

Other revenues	3,256	6,626	4,182
Total revenues (5)	$575,861	$768,696	$858,557

(1)

Revenues from leases that commenced subsequent to December 31, 2018 are accounted for in accordance with ASC 842, Leases, whereas all leases existing prior to that date are accounted for in accordance with ASC 840. See Note 5.

(2)

Includes $8,638 in the Malls segment and $387 in the All Other segment for the year ended December 31, 2020. Includes $9,404 in the Malls segment and $379 in the All Other segment for the year ended December 31, 2019. Includes $5,873 in the Malls segment and $2,561 in the All Other segment for the year ended December 31, 2018. See description below.

(3)	Included in All Other segment.
(4)	Marketing revenues solely relate to the Malls segment for all years presented.
(5)	Sales taxes are excluded from revenues.

See Note 13 for information on the Company's segments.

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

Outstanding Performance Obligations

The Company has outstanding performance obligations related to certain noncancellable contracts with customers for which it will receive fixed operating expense reimbursements for providing certain maintenance and other services as described above. As of December 31, 2020, the Company expects to recognize these amounts as revenue over the following periods:

Performance obligation	Less than 5 years	5-20 years	Over 20 years	Total
Fixed operating expense reimbursements	$24,400	$47,186	$41,715	$113,301

The Company evaluates its performance obligations each period and makes adjustments to reflect any known additions or cancellations. Performance obligations related to variable consideration, which is based on sales, are constrained.

NOTE 5. LEASES

Lessor

Rental Revenues

The majority of the Company’s revenues are earned through the lease of space at its properties. All of the Company's leases with tenants for the use of space at its properties are classified as operating leases. Rental revenues include minimum rent, percentage rent, other rents and reimbursements from tenants for real estate taxes, insurance, common area maintenance ("CAM") and other operating expenses as provided in the lease agreements. The option to extend or terminate the Company’s leases is specific to each underlying tenant lease agreement. Typically, the Company's leases contain penalties for early termination. The Company doesn't have any leases that convey the right for the lessee to purchase the leased asset.

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

The components of rental revenues are as follows:

	Year Ended December 31,
	2020	2019	2018
Fixed lease payments	$459,958	$607,259	$684,634
Variable lease payments	94,106	129,619	144,479
Total rental revenues	$554,064	$736,878	$829,113

The undiscounted future fixed lease payments to be received under the Company's operating leases as of December 31, 2020, are as follows:

Years Ending December 31,	Operating Leases
2021	$401,573
2022	344,777
2023	288,775
2024	232,399
2025	175,956
Thereafter	412,502
Total undiscounted lease payments	$1,855,982

Lessee

The Company has eight ground leases and one office lease in which it is a lessee. The maturities of these leases range from 2021 to 2089 and generally provide for renewal options ranging from five to ten years. The Company included the renewal options in its lease terms for purposes of calculating its lease liability and ROU asset because it has no plans to cease operating its assets associated with each ground lease. The ground leases relate to properties where the Company owns the buildings and improvements but leases the underlying land. The lease payments on the majority of the ground leases are fixed, but in the instances where they are variable, they are either based on the CPI index or a percentage of sales. The office lease is subleased as of December 31, 2020. As of December 31, 2020, these leases have a weighted-average remaining lease term of 42.8 years and a weighted-average discount rate of 8.3%.

The Company's ROU asset and lease liability are presented in the consolidated balance sheets within intangible lease assets and other assets and accounts payable and accrued liabilities, respectively. A summary of the Company's ROU asset and lease liability activity during the year ended December 31, 2020 and 2019 is presented below:

	ROU Asset	Lease Liability
Balance as of January 1, 2019	$4,160	$4,074
Cash reduction	(557)	(557)
Noncash decrease	201	320
Balance as of January 1, 2020	3,804	3,837
Cash reduction	(373)	(373)
Noncash decrease	(128)	(134)
Balance as of December 31, 2020	$3,303	$3,330

The components of lease expense are presented below:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Lease expense:
Operating lease expense	$462	$547
Variable lease expense	223	348
Total lease expense	$685	$895

The undiscounted future lease payments to be paid under the Company's operating leases as of December 31, 2020, are as follows:

Year Ending December 31,	Operating Leases
2021	$379
2022	299
2023	284
2024	264
2025	269
Thereafter	11,747
Total undiscounted lease payments	13,242
Less imputed interest	(9,912)
Lease liability	$3,330

NOTE 6. ACQUISITIONS

Since the adoption of ASU 2017-01, Clarifying the Definition of a Business, as of January 1, 2017, the Company's acquisitions of shopping center and other properties have been accounted for as acquisitions of assets. The Company includes the results of operations of real estate assets acquired in the consolidated statements of operations from the date of the related acquisition.

2020 Acquisition

There were no acquisitions during 2020.

2019 Acquisition

In October 2019, the Company acquired the former Boston store located at West Towne Mall for $5,700 in cash. The Company is in the process of redeveloping this space.

2018 Acquisitions

In February 2018, the Company acquired the former Bon-Ton store located at Westmoreland Mall for $3,250 in cash. The Company redeveloped this space.

NOTE 7. DISPOSITIONS AND HELD FOR SALE

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

2020 Dispositions

The Company realized a gain of $4,696 primarily related to the sale of eight outparcels during the year ended December 31, 2020.

The Company recognized a gain on extinguishment of debt for the properties listed below, which represented the amount by which the outstanding debt balance exceeded the net book value of the property as of the transfer date. See Note 9 for more information.

Sale/Transfer Date	Property	Property Type	Location	Balance of Non-recourse Debt	Gain on Extinguishment of Debt
August	Hickory Point Mall (1)	Malls	Forsyth, IL	$27,446	$15,446
December	Burnsville Center (1)	Malls	Burnsville, MN	64,233	17,075
				$91,679	$32,521
(1)	The Company transferred title to the mall to the mortgage holder in satisfaction of the non-recourse debt secured by the property.

2019 Dispositions

Net proceeds realized from the 2019 dispositions listed below were used to reduce the outstanding balances on the Company's credit facilities, unless otherwise noted. The following is a summary of the Company's 2019 dispositions:

				Sales Price
Sales Date	Property	Property Type	Location	Gross	Net	Gain
January	Cary Towne Center (1)	Malls	Cary, NC	$31,500	$31,068	$—
April	Honey Creek Mall (2)	Malls	Terre Haute, IN	14,600	14,360	—
April	The Shoppes at Hickory Point	Malls	Forsyth, IL	2,508	2,407	1,326
June	Courtyard by Marriott at Pearland Town Center	All Other	Pearland, TX	15,100	14,795	1,910
July	850 Greenbrier Circle	All Other	Chesapeake, VA	10,500	10,332	96
July	Kroger at Foothills Plaza	All Other	Maryville, TN	2,350	2,267	1,139
July	The Forum at Grandview (3)	All Other	Madison, MS	31,750	31,606	47
July	Barnes & Noble parcel	All Other	High Point, NC	2,000	1,899	821
September	Dick's Sporting Goods at Hanes Mall	All Other	Winston-Salem, NC	10,000	9,649	2,907
				$120,308	$118,383	$8,246

(1)	See below for more information regarding the sale of Cary Towne Center.
(2)

The Company recognized a loss on impairment of $2,284 in March 2019 when it adjusted the book value of the mall to the net sales price based on a signed contract with a third-party buyer and recognized $(239) in April 2019 related to a true-up of closing costs. See Note 17 for additional information.

(3)

The Company recognized a loss of impairment of $8,582 in June 2019 when it adjusted the book value to the net sales price based on a signed contract with a third-party buyer, adjusted to reflect the estimated disposition costs. See Note 17 for additional information.

The Company realized gains of $6,434 related to the sale of five outparcels and a gain of $1,627 related to the formation of three joint ventures during the year ended December 31,2019. Also, the Company realized a loss of $33 related to prior period adjustments.

The Company recognized a gain on extinguishment of debt for the properties listed below, which represented the amount by which the outstanding debt balance exceeded the net book value of the property as of the transfer date. See Note 9 for additional information.

Sale/Transfer Date	Property	Property Type	Location	Balance of Non-recourse Debt	Gain on Extinguishment of Debt
January	Acadiana Mall (1)	Malls	Lafayette, LA	$119,760	$61,795
January	Cary Towne Center (2)	Malls	Cary, NC	43,716	9,927
				$163,476	$71,722
(1)	The Company transferred title to the mall to the mortgage holder in satisfaction of the non-recourse debt secured by the property.
(2)	The Company sold the mall for $31,500 and the net proceeds from the sale were used to satisfy a portion of the loan secured by the mall. The remaining principal balance was forgiven.

In a separate transaction during January 2019, the Company also sold an anchor store parcel and vacant land at Acadiana Mall, which were not collateral on the loan, for a cash price of $4,000. A loss on impairment of real estate of $1,593 was recorded in 2018 to write down the book value of the anchor store parcel and vacant land to its then estimated fair value.

2018 Dispositions

Net proceeds realized from the 2018 dispositions were used to reduce the outstanding balances on the Company's credit facilities, unless otherwise noted. The following is a summary of the Company's 2018 dispositions:

				Sales Price
Sales Date	Property	Property Type	Location	Gross	Net	Gain
March	Gulf Coast Town Center - Phase III	All Other	Ft. Myers, FL	$9,000	$8,769	$2,236
July	Janesville Mall (1)	Malls	Janesville, WI	18,000	17,783	—
August	Statesboro Crossing (2)	All Other	Statesboro, GA	21,500	10,532	3,215
October	Parkway Plaza	All Other	Fort Oglethorpe, GA	16,500	16,318	1,419
November	College Square (3)	Malls	Morristown, TN	—	—	742
Various	Prior Sales Adjustments	All Other		—	—	(141)
				$65,000	$53,402	$7,471

(1)

The Company recognized a loss on impairment of $18,061 in 2018 when it adjusted the book value of the mall to its estimated fair value based upon a contract with a third-party buyer, adjusted to reflect disposition costs. See Note 17 additional information.

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

The Company also realized a gain of $11,530 primarily related to the sale of twelve outparcels and from several outparcels sold through eminent domain proceedings during the year ended December 31, 2018.

NOTE 8. UNCONSOLIDATED AFFILIATES

Unconsolidated Affiliates

Although the Company had majority ownership of certain joint ventures during 2020, 2019 and 2018, it evaluated the investments and concluded that the other partners or owners in these joint ventures had substantive participating rights, such as approvals of:

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

At December 31, 2020, the Company had investments in 29 entities, which are accounted for using the equity method of accounting. The Company's ownership interest in these unconsolidated affiliates ranges from 20.0% to 65.0%. Of these entities, 17 are owned in 50 / 50 joint ventures.

2020 Activity - Unconsolidated Affiliates

Atlanta Outlet JV, LLC

In February 2020, Atlanta Outlet JV, LLC, a 50/50 joint venture, closed on a new loan in the amount of $4,680, with an interest rate of LIBOR plus 2.5% and a maturity date of November 2023. Proceeds were used to retire the previous loan. The Operating Partnership and its joint venture partner have each guaranteed 100% of the loan. See Note 16 for additional information. The unconsolidated affiliate is a VIE.

BI Development II, LLC

In June 2020, the Company entered into a joint venture, BI Development II, LLC, to acquire, redevelop and operate the vacant Sears parcel at Northgate Mall in Chattanooga, TN. The Company has a 20% membership interest in the joint venture. The Company made no initial capital contribution and has no future funding obligations. The unconsolidated affiliate is a VIE.

CBL/T-C, LLC

In October 2020, Oak Park Mall, LLC entered a forbearance agreement with the lender to restructure the non-recourse loan that is secured by Oak Park Mall. Pursuant to the terms of the forbearance agreement, all interest payments from June 2020 through November 2020 were deferred. The loan will be interest only through November 1, 2022; however, beginning on September 1, 2021 and continuing through November 1, 2022, the deferred interest is to be made in equal monthly installments in addition to the scheduled interest payments. Beginning December 1, 2022, Oak Park Mall, LLC is to begin making full monthly payments of principal and interest. Oak Park Mall, LLC executed a deed-in-lieu of foreclosure, along with other transfer documents, for the benefit of the lender, which were placed in escrow. In the event Oak Park Mall, LLC fails to make any of the required payments under the forbearance agreement, the lender can exercise its rights to receive the deed-in-lieu and other transfer documents from escrow. The unconsolidated affiliate is a VIE.

2019 Activity - Unconsolidated Affiliates

Atlanta Outlet JV, LLC

In December 2019, the Company sold 25% of its interest in The Outlet Shoppes at Atlanta, in Woodstock, GA, to its existing joint venture partner for a total consideration of $20,778, including $11,440 of assumed debt. Following the sale, the Company and its joint venture partner each own a 50% interest. In addition to the sale of its interest, the Company and its joint venture partner executed an amendment to the joint venture agreement that modified certain terms of the agreement, which resulted in the Company deconsolidating this property. As a result of these transactions, the Company recognized a gain on investment/deconsolidation of $56,067, which was made up of a $12,939 gain on the sale of the Company’s 25% interest and a $43,128 gain related to adjusting the Company’s retained interest to fair value.

BI Development, LLC

In October 2019, the Company entered into a joint venture, BI Development, LLC, to acquire, redevelop and operate the vacant JC Penney parcel at Northgate Mall in Chattanooga, TN. The Company has a 20% membership interest in the joint venture. The Company made no initial capital contribution and has no future funding obligations. The unconsolidated affiliate is a VIE.

Bullseye, LLC

In September 2018, the Company entered into a joint venture, Bullseye, LLC, to develop a vacant land parcel adjacent to Hamilton Corner in Chattanooga, TN. The Company has a 20% membership interest in the joint venture. The Company made no initial investment and has no future funding obligations. The unconsolidated affiliate is a VIE.

El Paso Outlet Center Holding, LLC, and El Paso Outlet Outparcels, LLC

In August 2019, the Company sold 25% of its interest in The Outlet Shoppes at El Paso, in El Paso, TX, to its existing joint venture partner for total consideration of $27,750, including $18,525 of assumed debt. Following the sale, the Company and its joint venture partner each own a 50% interest. In addition to the sale of its interest, the Company and its joint venture partner executed an amendment to the joint venture agreement that modified certain terms of the agreement, which resulted in the Company deconsolidating this property. As a result of these transactions, the Company recognized a gain on investment/deconsolidation of $11,174, which was made up of a $3,884 gain on the sale of the Company's 25% interest and a $7,290 gain related to adjusting the Company's retained interest to fair value. El Paso Outlet Center Holding, LLC is a VIE.

G&I VIII CBL Triangle LLC

In July 2019, the lender foreclosed on the loan secured by Triangle Town Center. In September 2018, the Company had reduced its investment in the unconsolidated 90/10 joint venture to zero.

Hamilton Place Self Storage, LLC

In September 2019, the Company entered into a joint venture, Hamilton Place Self Storage, LLC, to develop a self-storage facility adjacent to Hamilton Place. The Company has a 54% share in the joint venture and recorded a $187 loss on sale of real estate assets related to land that it contributed to the joint venture. The unconsolidated affiliate is a VIE. In conjunction with the formation of the joint venture, the unconsolidated affiliate closed on a construction loan with a total borrowing capacity of up to $7,002, a variable interest rate of LIBOR plus 2.75% and a maturity date of September 2024. The Operating Partnership has guaranteed 100% of the construction loan, but has a back-up guaranty from its joint venture partner for 50% of the construction loan. See Note 16 for more information.

Louisville Outlet Shoppes, LLC

In November 2019, the Company and its joint venture partner executed an amendment to the joint venture agreement that modified certain terms of the agreement, which resulted in the Company deconsolidating this property. The unconsolidated affiliate is a VIE.

Mall of South Carolina L.P.

In November 2019, the Company and its joint venture partner closed on construction loan to construct a new building adjacent to Coastal Grand that will include Dick’s Sporting Goods and Golf Galaxy. The construction loan has a total borrowing capacity of $7,959, a fixed interest rate of 5.05% and a maturity date of November 2024. The unconsolidated affiliate is a VIE.

Parkdale Self Storage, LLC

In May 2019, the Company entered into a 50/50 joint venture, Parkdale Self Storage, LLC, to develop a self-storage facility adjacent to Parkdale Mall. The Company recorded gain on sale of real estate assets of $433 related to land that it contributed to the joint venture. The unconsolidated affiliate is a VIE. In conjunction with the formation of the joint venture, the unconsolidated affiliate closed on a construction loan with a total borrowing capacity of up to $6,500, a variable interest rate that is the greater of 5.25% or LIBOR plus 2.80% and a maturity date of July 2024. The Operating Partnership has a joint and several guaranty with its joint venture partner. Therefore, the maximum guarantee is 100% of the loan. See Note 16 for more information.

Vision-CBL Hamilton Place, LLC

In November 2018, the Company entered into a 50/50 joint venture, Vision-CBL Hamilton Place, LLC, to acquire, develop and operate an Aloft by Marriott hotel adjacent to Hamilton Place. In December 2019, the Company recorded a $1,381 gain on sale of real estate assets related to land that it contributed to the joint venture. The unconsolidated affiliate is a VIE. See additional information in Variable Interest Entities below. In October 2019, the unconsolidated affiliate closed on a construction loan with a borrowing capacity of $16,800, a variable interest rate of LIBOR plus 2.45% and a maturity date of November 2024.

2018 Activity - Unconsolidated Affiliates

CBL/T-C, LLC

In April 2018, the Company and its 50/50 joint venture partner closed on a $155,000 non-recourse loan secured by CoolSprings Galleria. The loan bears a fixed interest rate of 4.84% and matures on May 2028. Proceeds from the loan were used to retire an existing $97,732 loan, which had an interest rate of 6.98% at the repayment date and was due to mature in June 2018. The Company's share of excess proceeds was used to reduce outstanding balances on its credit facilities. The unconsolidated affiliate is a VIE.

Continental 425 Fund LLC

In December 2018, the Company contributed land valued at $6,000 and cash of $7 in exchange for a 43.5% interest in Continental 425 Fund LLC. The land contributed is adjacent to The Pavilion at Port Orange, a community center located in Port Orange, FL, and is being used in the development of an apartment complex. The unconsolidated affiliate is a variable interest entity. In conjunction with the formation of the joint venture, the joint venture closed on a construction loan with a total borrowing capacity of $36,990, a variable interest rate of LIBOR plus 2.35% and a maturity date of December 2021. In addition, there are two one-year extension options available at the joint venture’s election.

G&I VIII CBL Triangle LLC

In September 2018, G&I VIII CBL Triangle LLC recognized an impairment of $89,826 to write down Triangle Town Center's net book value of $123,453 to its estimated fair value of approximately $33,600. Management determined the fair value using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of 10 years, with a sale occurring at the end of the holding period, a capitalization rate of 15% and a discount rate of 15%. The mall had experienced declining tenant sales over the past few years and was facing challenges from store closures. The Company recorded $1,022 as its share of the loss on impairment recognized by the unconsolidated joint venture, which reduced the carrying value of the Company's investment in the joint venture to zero in the third quarter of 2018.

Port Orange Town Center LLC, West Melbourne Town Center LLC and West Melbourne Holdings II, LLC

In May 2018, the $56,738 loan secured by The Pavilion at Port Orange, the $41,997 loan secured by Hammock Landing – Phase I and the $16,217 loan secured by Hammock Landing – Phase II were amended to extend the maturity date to February 2021. Each loan has two one-year extension options, available at the unconsolidated affiliate's election, for an outside maturity date of February 2023. The interest rate increased from a variable rate of LIBOR plus 2.0% to LIBOR plus 2.25%. The Operating Partnership's guaranty also increased to 50%. The unconsolidated affiliates are a VIE.

Self-Storage at Mid Rivers, LLC

In April 2018, the Company entered into a 50/50 joint venture, Self-Storage at Mid Rivers, LLC, to develop a self-storage facility adjacent to Mid Rivers Mall. The Company recorded a $387 gain related to land that it contributed to the joint venture. The unconsolidated affiliate is a variable interest entity. In conjunction with the formation of the joint venture, the unconsolidated affiliate closed on a construction loan, with a borrowing capacity of $5,987, a variable interest rate of LIBOR plus 2.75% and a maturity date of April 2023.

Impact of Chapter 11 Proceedings

As described in Note 1, the filing of the Chapter 11 Cases also constituted an event of default with respect to certain property-level debt of the Operating Partnership’s subsidiaries, which may have resulted in automatic acceleration of certain monetary obligations or may give the applicable lender the right to accelerate such amounts. There are 21 of such loans related to unconsolidated affiliates that have an aggregate outstanding balance of $982,032 at December 31, 2020.

Condensed Combined Financial Statements - Unconsolidated Affiliates

Condensed combined financial statement information of the unconsolidated affiliates is as follows:

	December 31, 2020	December 31, 2019
ASSETS:
Investment in real estate assets	$2,346,124	$2,293,438
Accumulated depreciation	(862,435)	(803,909)
	1,483,689	1,489,529
Developments in progress	28,138	46,503
Net investment in real estate assets	1,511,827	1,536,032
Other assets	174,966	154,427
Total assets	$1,686,793	$1,690,459
LIABILITIES:
Mortgage and other indebtedness, net	$1,439,454	$1,417,644
Other liabilities	45,280	41,007
Total liabilities	1,484,734	1,458,651
OWNERS' EQUITY:
The Company	132,350	149,376
Other investors	69,709	82,432
Total owners' equity	202,059	231,808
Total liabilities and owners’ equity	$1,686,793	$1,690,459

	Year Ended December 31,
	2020	2019	2018
Total revenues	$213,319	$221,512	$225,073
Net income (loss) (1)	$(12,659)	$96,628	$(63,315)

(1)

The Company’s pro rata share of net income (loss) is ($14,854), $4,940 and 14,677 for the years ended December 31, 2020, 2019 and 2018, respectively, and is included in equity in earnings (losses) of unconsolidated affiliates in the accompanying consolidated statements of operations.

See Note 16 for a description of guarantees the Operating Partnership has issued related to the unconsolidated affiliates.

NOTE 9. MORTGAGE AND OTHER INDEBTEDNESS, NET

Debt of the Company

CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries that it has a direct or indirect ownership interest in is the borrower on all of the Company's debt.

CBL is a limited guarantor of the senior unsecured notes, as described below, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. The Company also provides a similar limited guarantee of the Operating Partnership's obligations with respect to its secured line of credit and secured term loan as of December 31, 2020.

Debt of the Operating Partnership

Mortgage and other indebtedness, net, consisted of the following:

	December 31, 2020		December 31, 2019
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating Properties	$1,120,203	5.12%	$1,330,561	5.27%
Senior unsecured notes due 2023 (2)	—	—	447,894	5.25%
Senior unsecured notes due 2024 (3)	—	—	299,960	4.60%
Senior unsecured notes due 2026 (4)	—	—	617,473	5.95%
Total fixed-rate debt	1,120,203	5.12%	2,695,888	5.35%
Variable-rate debt:
Recourse loans on operating Properties	68,061	4.69%	41,950	4.34%
Construction loan	—	—	29,400	4.60%
Secured line of credit	—	—	310,925	3.94%
Secured term loan	—	—	465,000	3.94%
Total variable-rate debt	68,061	4.69%	847,275	3.98%
Total fixed-rate and variable-rate debt	1,188,264	5.10%	3,543,163	5.02%
Unamortized deferred financing costs (5)	(3,433)		(16,148)
Total mortgage and other indebtedness, net	$1,184,831		$3,527,015

Mortgage and other indebtedness included in liabilities subject to compromise consisted of the following:

	December 31, 2020		December 31, 2019
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Senior unsecured notes due 2023 (6)	$450,000	5.25%	$—	—
Senior unsecured notes due 2024 (6)	300,000	4.60%	—	—
Senior unsecured notes due 2026 (6)	625,000	5.95%	—	—
Total fixed-rate debt	1,375,000	5.43%	—	—
Variable-rate debt:
Secured line of credit (7)	675,926	9.50%	—	—
Secured term loan (7)	438,750	9.50%	—	—
Total variable-rate debt	1,114,676	9.50%	—	—
Total fixed-rate and variable-rate debt	2,489,676	7.25%	—	—
Unpaid accrued interest (8)	57,644		—
Prepetition unsecured or under secured liabilities	4,170
Total liabilities subject to compromise	$2,551,490		$—

(1)	Weighted-average interest rate includes the effect of debt premiums and discounts, but excludes amortization of deferred financing costs.
(2)	The balance is net of an unamortized discount of $2,106 as of December 31, 2019.
(3)	The balance is net of an unamortized discount of $40 as of December 31, 2019.
(4)	The balance is net of an unamortized discount of $7,527 as of December 31, 2019.
(5)

Unamortized deferred financing costs amounting to $3,106 for certain property-level, non-recourse mortgage loans may be required to be written off in the event that a waiver or restructuring of terms cannot be negotiated and the debt is either redeemed or otherwise extinguished.

(6)

In accordance with ASC 852, which limits the recognition of interest expense during a bankruptcy proceeding to only amounts that will be paid during the bankruptcy proceeding or that are probable of becoming allowed claims, interest has not been accrued on the senior unsecured notes subsequent to the filing of the Chapter 11 Cases. In accordance with ASC 852, unamortized deferred financing costs and debt discounts of $14,231, previously included in mortgage and other indebtedness, net in the Company’s consolidated balance sheets, related to the senior unsecured notes were charged to reorganization items in the accompanying consolidated statement of operations as part of the Company’s reorganization. The outstanding amount of the senior unsecured notes is included in liabilities subject to compromise in the accompanying consolidated balance sheets as of December 31, 2020.

(7)

The administrative agent informed the Company that interest will accrue on all outstanding obligations at the post-default rate, which is equal to the rate that otherwise would be in effect plus 5.0%. The post-default interest rate at December 31, 2020 was 9.50%. In accordance with ASC 852, which limits the recognition of interest expense during a bankruptcy proceeding to only amounts that will be paid during the bankruptcy proceeding or that are probable of becoming allowed claims, interest has not been accrued on the secured credit facility subsequent to the filing of the Chapter 11 Cases. In accordance with ASC 852, unamortized deferred financing costs of $4,098, previously included in mortgage and other indebtedness, net in the Company’s consolidated balance sheets, related to the secured term loan were charged to reorganization items in the accompanying consolidated statement of operations as part of the Company’s reorganization. Additionally, unamortized deferred financing costs amounting to $6,965, previously included in intangible lease assets and other assets in the Company’s consolidated balance sheets, related to the secured line of credit were charged to reorganization items in the accompanying consolidated statement of operations as part of the Company’s reorganization. The outstanding amount of the secured credit facility is included in liabilities subject to compromise in the accompanying consolidated balance sheets as of December 31, 2020.

(8)	Represents interest accrued on the secured credit facility and senior unsecured notes prior to the filing of the Chapter 11 Cases.

Non-recourse term loans, recourse term loans, the secured line of credit and the secured term loan include loans that are secured by Properties owned by the Company that have a net carrying value of $2,197,979 at December 31, 2020.

Senior Unsecured Notes (1)

Description	Issued (2)	Amount	Interest Rate	Maturity Date
2023 Notes	November 2013	$450,000	5.25%	December 2023
2024 Notes	October 2014	300,000	4.60%	October 2024
2026 Notes	December 2016 / September 2017	625,000	5.95%	December 2026

(1)

Subsequent to December 31, 2020, the Company entered into an amended and restated Restructuring Support Agreement with its credit facility lenders and unsecured noteholders that provides for a fully consensual comprehensive restructuring. See Note 20 for additional information.

(2)	Issued by the Operating Partnership. CBL is a limited guarantor of the Operating Partnership's obligations under the Notes as described above.

The Company elected to not make the $6,900 interest payment (the “2024 Notes Interest Payment”) due and payable on October 15, 2020, with respect to the 2024 Notes. Under the indenture governing the 2024 Notes, the Operating Partnership had a 30-day grace period to make the 2024 Notes Interest Payment before the nonpayment was considered an “event of default” with respect to the 2024 Notes. The Company filed the Chapter 11 Cases prior to the end of the 30-day grace period.

Senior Secured Credit Facility

The Company has a $1,185,000 senior secured credit facility, which includes a revolving line of credit drawn to its maximum borrowing capacity of $675,926 and a term loan with an outstanding balance of $438,750 at December 31, 2020. The facility matures in July 2023 and bore interest at a variable rate of LIBOR plus 2.25% through March 30, 2020. On August 6, 2020, the Operating Partnership received a notice of imposition of base rate and post-default rate letter from the administrative agent under the secured credit facility, which (i) informed the Operating Partnership that following an asserted event of default on March 19, 2020, all outstanding loans were converted to base rate loans at the expiration of the applicable interest periods and (ii) sought payment of $4,812 related thereto for April through June 2020 (the “Demand Interest”). The base rate is defined as the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) the LIBOR Market Index Rate plus 1.0%, plus 1.25%. The base rate on December 31, 2020 was 4.50% based on the prime rate plus 1.25%. The administrative agent also informed the Operating Partnership that from and after August 6, 2020, interest will accrue on all outstanding obligations at the post-default rate, which is equal to the rate that otherwise would be in effect plus 5.0%. The post-default interest rate at the time of notification and at December 31, 2020 was 9.50%. As further described in Note 2 and in Financial Covenants and Restrictions below, the filing of the Chapter 11 Cases constituted an event of default that resulted in certain monetary obligations becoming immediately due and payable with respect to the secured credit facility.

The Operating Partnership is required to pay an annual facility fee, to be paid quarterly, which ranges from 0.25% to 0.35%, based on the unused capacity of the line of credit. The terms of the facility also require the principal balance on the term loan to be reduced by $35,000 per year in quarterly installments. In March 2020, the Company drew $280,000 on its secured credit facility to increase liquidity and preserve financial flexibility in light of the uncertainty surrounding the impact of the COVID-19 pandemic. At December 31, 2020, the secured line of credit had an outstanding balance of $675,926. As a result of the event of default due to the filing of the Chapter 11 Cases described under Financial Covenants and Restrictions below, the Operating Partnership cannot borrow any additional amounts under the secured line of credit.

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

See Financial Covenants and Restrictions below and Liquidity and Going Concern Considerations and Voluntary Reorganization under Chapter 11 in Note 2 for information on the event of default resulting from the filing of the Chapter 11 Cases.

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

The filing of the Chapter 11 Cases constituted an event of default that resulted in certain monetary obligations becoming immediately due and payable with respect to the secured credit facility and the senior unsecured notes. The filing of the Chapter 11 Cases also constituted an event of default with respect to certain property-level debt of the Operating Partnership’s subsidiaries, which may result in acceleration of the outstanding principal and other sums due.

Certain of the Company’s properties that are pledged as collateral on non-recourse mortgage loans and the secured credit facility are subject to cash management agreements with the lenders, which restrict the cash balances associated with those properties to only be used for debt service and operating expense obligations.

Fixed-Rate Debt

As of December 31, 2020, fixed-rate loans on operating Properties bear interest at stated rates ranging from 4.36% to 5.99%. Fixed-rate loans on operating Properties generally provide for monthly payments of principal and/or interest and mature at various dates through June 2026, with a weighted-average maturity of 1.6 years.

2020 Modifications

The maturity date for the fixed-rate loan secured by Jefferson Mall was extended from June 1, 2022 to June 1, 2026. The loan will be interest only through March 2021 when monthly payments of principal and interest will be made through the maturity date.

2019 Financings

In April 2019, the loan secured by Volusia Mall was refinanced to increase the principal balance to $50,000. In addition, the maturity date was extended to May 2024 and the fixed interest rate was reduced from 8.00% to 4.56%. The net proceeds from the new loan were used to retire the $41,000 existing loan and a portion of the loan secured by Honey Creek Mall, as described below.

In May 2019, the Company exercised an option to extend the loan secured by The Outlet Shoppes at Laredo to May 2021. In conjunction with the amendment, a payment of $10,800 was made to reduce the outstanding balance of the loan to $43,000. The noncontrolling interest partner in the joint venture funded its 35% share of the $10,800 payment.

Loan Repayments

The Company repaid the following fixed-rate loans, secured by the related consolidated Properties, in 2020 and 2019:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
2020:
February	Parkway Place	6.50%	July 2020	$33,186
February	Valley View Mall	6.50%	July 2020	51,360
				$84,546
2019:
April	Honey Creek Mall (2)	8.00%	July 2019	$23,539
December	The Terrace	7.25%	June 2020	11,931
				$35,470

(1)	The Company retired the loans with borrowings from its credit facilities unless otherwise noted.

(2)	The Company retired the loan using proceeds from the refinancing of the loan secured by Volusia Mall as well as proceeds from the sale of Honey Creek Mall.

Dispositions

The following is a summary of the Company's dispositions for which the fixed-rate loan secured by the mall was extinguished:

Sale/Transfer Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Balance of Non-recourse Debt	Gain on Extinguishment of Debt
2020:
August	Hickory Point Mall (1)	5.85%	December 2019	$27,446	$15,446
December	Burnsville Mall (1)	6.00%	July 2020	64,233	17,075
				$91,679	$32,521
2019:
January	Acadiana Mall (1)	5.67%	April 2017	$119,760	$61,795
January	Cary Towne Center (2)	4.00%	June 2018	43,716	9,927
				$163,476	$71,722

(1)	The Company transferred title to the mall to the mortgage holder in satisfaction of the non-recourse debt secured by the Property.

(2)	The Company sold the mall for $31,500 and the net proceeds from the sale were used to satisfy a portion of the loan secured by the mall. The remaining principal balance was forgiven.

Variable-Rate Debt

The recourse loans secured by operating properties bear interest at a variable interest rate indexed to LIBOR. At December 31, 2020, the interest rates ranged from 3.05% to 5.80%. These loans mature in 2021.

Financing

The Company entered into a construction loan in October 2018 to redevelop anchor space at Brookfield Square. The loan bears interest at a variable interest rate indexed to LIBOR. At December 31, 2020, the interest rate was 3.1%. This loan matures in October 2021 and has one 12-month extension option for an outside maturity date of October 2022. The Company is in discussions with the lender regarding the extension option because the filing of the Chapter 11 Cases constituted an event of default under the loan agreement. The loan was reclassified as an operating property loan during 2020 due to construction and all loan draws being completed.

Loans in Default

As of December 31, 2020, four non-recourse loans that are each secured by one of the Company’s malls were in default. The default of the four non-recourse loans occurred prior to the filing of the Chapter 11 Cases. As of December 31, 2020, the lenders under each of these loans accelerated the outstanding amount due and payable on the loans. Subsequent to December 31, 2020, Asheville Mall and Park Plaza were turned over to receivers to manage the properties (see Note 20). The foreclosure process has not yet commenced in relation to EastGate Mall. The Company is in discussions with the lender regarding a restructure of the loan secured by Greenbrier Mall. Management has previously impaired the mall that secures each loan due to a shortened expected hold period resulting from management’s assessment that there is an increased likelihood that the loan secured by each mall may not be successfully restructured or refinanced. The non-recourse loans that are in default at December 31, 2020 are as follows:

Property	Location	Interest Rate	Scheduled Maturity Date	Loan Amount
Greenbrier Mall	Chesapeake, VA	5.41%	Dec-19	$61,647
EastGate Mall	Cincinnati, OH	5.83%	Apr-21	31,181
Park Plaza	Little Rock, AR	5.28%	Apr-21	76,805
Asheville Mall	Asheville, NC	5.80%	Sep-21	62,121

As described in Note 2, the filing of the Chapter 11 Cases also constituted an event of default with respect to certain property-level debt of the Operating Partnership’s subsidiaries, which may have resulted in the automatic acceleration of certain monetary obligations or may give the applicable lender the right to accelerate such amounts. There are 14 of such loans that have an aggregate outstanding balance of $833,444 at December 31, 2020.

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

Scheduled Principal Payments

As of December 31, 2020, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, are as follows:

2021	$560,128
2022	407,638
2023	1,502,276
2024	343,571
2025	38,355
Thereafter	764,325
Total (1)	3,616,293
Principal balance of loan with a maturity date prior to December 31, 2020 (2)	61,647
Total mortgage and other indebtedness, net	$3,677,940

(1)

Includes $2,489,676 of liabilities subject to compromise in the accompanying consolidated balance sheets as of December 31, 2020, and as the expected maturity date is subject to the outcome of the Chapter 11 Cases, the original, legal maturity dates are reflected in this table.

(2)

Represents the aggregate principal balance as of December 31, 2020 of one non-recourse loan, secured by Greenbrier Mall which was in default. The loan secured by Greenbrier Mall matured in December 2019.

Of the $560,128 of scheduled principal payments in 2021, $505,735 relates to the maturing principal balances of nine operating Property loans.

NOTE 10. SHAREHOLDERS’ EQUITY AND PARTNERS' CAPITAL

Common Stock and Common Units

The Company's authorized common stock consists of 350,000,000 shares at $0.01 par value per share. The Company had 196,569,917 and 174,115,111 shares of common stock issued and outstanding as of December 31, 2020 and 2019, respectively.

Partners in the Operating Partnership hold their ownership through common and special common units of limited partnership interest, hereinafter referred to as "common units." A common unit and a share of CBL's common stock have essentially the same economic characteristics, as they effectively participate equally in the net income and distributions of the Operating Partnership, except for certain special common units as disclosed in Note 11. For each share of common stock issued by CBL, the Operating Partnership has issued a corresponding number of common units to CBL in exchange for the proceeds from the stock issuance. The Operating Partnership had 201,687,773 and 200,189,077 common units outstanding as of December 31, 2020 and 2019, respectively.

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

Earnings per Unit of the Operating Partnership

The following table presents basic and diluted EPU for common and special common units for the years ended December 31, 2020, 2019 and 2018 (in thousands, except per unit data):

	Year Ended December 31,
	2020	2019	2018
Net Loss Attributable to Common Unitholders	$(352,256)	$(177,352)	$(143,148)
Distributions to Common Unitholders - Declared Only	—	(14,638)	(131,256)
Distributions to Special Common Unitholders - Declared and Undeclared
Common units issued on conversion of SCUs	—	(133)	(1,249)
S-SCUs	(3,810)	(4,572)	(4,572)
L-SCUs	(433)	(1,732)	(1,732)
K-SCUs	(2,746)	(3,375)	(3,393)
Total Undistributed Losses Available to Common and Special Common Unitholders	$(359,245)	$(201,802)	$(285,350)

Distributed Earnings:
Common units issued on conversion of SCUs	$—	$133	$1,249
S-SCUs	3,810	4,572	4,572
L-SCUs	433	1,732	1,732
K-SCUs	2,746	3,375	3,393
Common Units	—	14,639	131,257

Undistributed Losses:
Common units issued on conversion of SCUs	$—	$—	$—
S-SCUs	—	—	—
L-SCUs	—	—	—
K-SCUs	—	—	—
Common Units	(359,245)	(201,802)	(285,350)

Weighted Average:
Common units issued on conversion of SCUs	1,534	1,758	1,872
S-SCUs	1,561	1,561	1,561
L-SCUs	572	572	572
K-SCUs	1,069	1,137	1,144
Common Units	196,850	195,142	194,430

Basic EPU:
Common units issued on conversion of SCUs	$—	$0.08	$0.67
S-SCUs	2.44	2.93	2.93
L-SCUs	0.76	3.03	3.03
K-SCUs	2.57	2.97	2.96
Common Units	(1.82)	(0.96)	(0.79)

Total Basic EPU	$(1.75)	$(0.89)	$(0.72)

Diluted EPU:
Common units issued on conversion of SCUs	$—	$0.08	$0.67
S-SCUs	2.44	2.93	2.93
L-SCUs	0.76	3.03	3.03
K-SCUs	2.57	2.97	2.96
Common Units	(1.82)	(0.96)	(0.79)

Total Diluted EPU	$(1.75)	$(0.89)	$(0.72)

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

Since inception, the Company has sold $211,493 of common stock through the ATM program, at a weighted-average sales price of $25.12, generating net proceeds of $209,596, which were used to reduce the balances on the Company's credit facilities. Since the commencement of the ATM program, the Company has issued 8,419,298 shares of common stock and approximately $88,507 remains available that may be sold under this program as of December 31, 2020. The Company has not sold any shares under the ATM program since 2013. Actual future sales under this program, if any, will depend on a variety of factors including but not limited to market conditions, the trading price of CBL's common stock and the Company's capital needs. The Company has no obligation to sell the remaining shares available under the ATM program and currently is unable to use its shelf registration statement covering the sale of such shares.

Common Unit Activity

During 2020, the Company issued 20,956,110 shares of common stock to 31 holders of 20,956,110 common units and special common units of limited partnership interest in the Operating Partnership in connection with the exercise of the holders’ contractual exchange rights.

During 2019, the Operating Partnership elected to pay cash of $96 to a holder of 72,592 common units in the Operating Partnership upon the exercise of the holder’s conversion rights. The Company also issued 611,847 shares of common stock to two holders of 611,847 common units of limited partnership interest in the Operating Partnership in connection with the exercise of the holders’ contractual exchange rights.

During 2018, the Operating Partnership elected to pay cash of $2,246 to two holders of 526,510 common units in the Operating Partnership upon the exercise of their conversion rights. The Company also issued 915,338 shares of common stock to a holder of 915,338 common units of limited partnership interest in the Operating Partnership in connection with the exercise of the holder’s contractual exchange rights.

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

The Company has 6,900,000 depositary shares, each representing 1/10th of a share of CBL's 6.625% Series E Preferred Stock with a par value of $0.01 per share, outstanding as of December 31, 2020 and 2019. The Series E Preferred Stock has a liquidation preference of $250.00 per share ($25.00 per depositary share). The dividends on the Series E Preferred Stock are cumulative, accrue from the date of issuance and are payable quarterly in arrears at a rate of $16.5625 per share ($1.65625 per depositary share) per annum. The Series E Preferred Stock generally has no stated maturity, is not subject to any sinking fund or mandatory redemption, and is not convertible into any other securities of the Company, except under certain circumstances in connection with a change of control. Owners of the depositary shares representing Series E Preferred Stock generally have no voting rights except under dividend default. The Company may redeem shares, in whole or in part, at any time for a cash redemption price of $250.00 per share ($25.00 per depositary share) plus accrued and unpaid dividends.

The Company has 18,150,000 depositary shares, each representing 1/10th of a share of CBL's 7.375% Series D Preferred Stock with a par value of $0.01 per share, outstanding as of December 31, 2020 and 2019. The Series D Preferred Stock has a liquidation preference of $250.00 per share ($25.00 per depositary share). The dividends on the

Series D Preferred Stock are cumulative, accrue from the date of issuance and are payable quarterly in arrears at a rate of $18.4375 per share ($1.84375 per depositary share) per annum. The Series D Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company. The Company may redeem shares, in whole or in part, at any time for a cash redemption price of $250.00 per share ($25.00 per depositary share) plus accrued and unpaid dividends.

In December 2019, the Company announced the suspension of all future dividends on its 7.375% Series D Cumulative Redeemable Preferred Stock and 6.625% Series E Cumulative Redeemable Preferred Stock. Unpaid dividends on the Company’s preferred stock accrued without interest prior to the filing of the Chapter 11 Cases, after which the accrual ceased, and amounted to $37,410 and $11,223 at December 31, 2020 and 2019, respectively. The Company will review taxable income on a regular basis and take measures, if necessary, to ensure that it meets the minimum distribution requirements to maintain its status as a REIT.

Dividends - CBL

CBL paid a first quarter 2019 cash dividend on its common stock of $0.075 per share on April 16, 2019. Under the terms of a litigation settlement agreement, the Company did not pay any dividends to holders of its common shares payable in the third and fourth quarters of 2019 (see Note 16 for more information on the litigation settlement agreement). As noted above, in December 2019 the Company suspended all future dividends on its common stock and preferred stock, as well as distributions to all noncontrolling interest investors in its Operating Partnership (as noted below). No dividends may be paid on shares of the Company’s common stock unless (i) all accrued but unpaid dividends on its preferred stock, and any current dividend then due, have been paid in cash, or a cash sum sufficient for such payment has been set apart for payment and (ii) the SCU Distribution Shortfall created by its related suspension of distributions to noncontrolling interest investors in its Operating Partnership has likewise been remedied through the payment of distributions sufficient to satisfy such shortfall for all prior periods and the then-current period (thereby allowing the resumption of distributions on the common units in the Operating Partnership that are held by the Company, which fund its common stock dividends). The decision to declare and pay dividends on the Company’s common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of its board of directors.

For purposes of determining net income (loss) attributable to common shareholders, the Company disclosed the cumulation of undeclared dividends on its Series D Preferred Stock and Series E Preferred Stock. The undeclared dividends on the Company’s Series D Preferred Stock and Series E Preferred Stock ceased to cumulate as of the Commencement Date as a result of the Chapter 11 Cases.

For purposes of determining net income (loss) attributable to common unitholders, the Company disclosed the cumulation of undeclared distributions on its preferred units and special common units. The undeclared distributions on the preferred units and special common units ceased to cumulate as of the Commencement Date as a result of the Chapter 11 Cases.

The allocations of dividends declared and paid for income tax purposes are as follows (income tax allocations are not applicable in 2020 due to the Company not paying any dividends in 2020):

	Year Ended December 31,
	2019	2018
Dividends declared:
Common stock	$0.15	$0.80	(1)
Series D preferred stock	$13.83	$18.44
Series E preferred stock	$12.42	$16.56
Allocations:
Common stock
Ordinary income	—%	82.83%
Capital gains 25% rate	—%	—%
Return of capital	100.00%	17.17%
Total	100.00%	100.00%
Preferred stock (2)
Ordinary income	—%	100.00%
Capital gains 25% rate	—%	—%
Return of capital	100.00%	—%
Total	100.00%	100.00%

(1)	Of the $0.075 per share dividend declared on October 29, 2018 and paid January 16, 2019, $0.075 was reported and is taxable in 2019.
(2)	The allocations for income tax purposes are the same for each series of preferred stock for each period presented.

Distributions - The Operating Partnership

The Operating Partnership paid first, second and third quarter 2019 cash distributions on its redeemable common units of $0.7322 per share on April 16, July 16 and October 16, 2019. The Operating partnership paid first quarter cash distributions on its common units of $0.075 per share on April 16, 2019. The Company suspended all future distributions by the Operating Partnership until further notice.

NOTE 11. REDEEMABLE INTERESTS AND NONCONTROLLING INTERESTS

Redeemable Noncontrolling Interests and Noncontrolling Interests of the Company

Partnership Interests in the Operating Partnership that Are Not Owned by the Company

The common units that the Company does not own are reflected in the Company's consolidated balance sheets as redeemable noncontrolling interest and noncontrolling interests in the Operating Partnership.

Series S Special Common Units

Redeemable noncontrolling interest includes a noncontrolling partnership interest in the Operating Partnership for which the partnership agreement includes redemption provisions that may require the Operating Partnership to redeem the partnership interest for real property. In July 2004, the Operating Partnership issued 1,560,940 Series S special common units (“S-SCUs”), all of which are outstanding as of December 31, 2020, in connection with the acquisition of Monroeville Mall. Under the terms of the Operating Partnership’s limited partnership agreement, the holder of the S-SCUs has the right to exchange all or a portion of its partnership interest for shares of the Company’s common stock or, at the Company’s election, their cash equivalent. The holder has the additional right to require the Operating Partnership to acquire a qualifying property and distribute it to the holder in exchange for the S-SCUs. Generally, the acquisition price of the qualifying property cannot be more than the lesser of the consideration that would be received in a normal exchange, as discussed above, or $20,000, subject to certain limited exceptions. Should the consideration that would be received in a normal exchange exceed the maximum property acquisition price as described in the preceding sentence, the excess portion of its partnership interest could be exchanged for shares of CBL's stock or, at the Company’s election, their cash equivalent. The S-SCUs receive a minimum distribution of $2.92875 per unit per year which will cumulate (similar to a preferred dividend) during the current SCU Distribution Shortfall, with the SCU Distribution Shortfall being required to be fully cured (on a ratable basis among the respective holders of S-SCUs, L-SCUs and K-SCUs) before any distributions may be resumed with respect to regular common units, pursuant to the terms of the Operating Partnership’s limited partnership agreement.

Series L Special Common Units

In June 2005, the Operating Partnership issued 571,700 Series L special common units ("L-SCUs"), all of which are outstanding as of December 31, 2020, in connection with the acquisition of Laurel Park Place. The L-SCUs receive a minimum distribution of $0.7572 per unit per quarter ($3.0288 per unit per year) which will cumulate (similar to a preferred dividend) during the current SCU Distribution Shortfall, with the SCU Distribution Shortfall being required to be fully cured (on a ratable basis among the respective holders of S-SCUs, L-SCUs and K-SCUs) before any distributions may be resumed with respect to regular common units, pursuant to the terms of the Operating Partnership’s limited partnership agreement. Upon the earlier to occur of June 1, 2020, or when the distribution on the common units exceeds $0.7572 per unit for four consecutive calendar quarters, the L-SCUs will thereafter receive a distribution equal to the amount paid on the common units. In December 2012, the Operating Partnership issued 622,278 common units valued at $14,000 to acquire the remaining 30% noncontrolling interest in Laurel Park Place. Pursuant to the terms of the Series L special common units of limited partnership interest, the Series L special common units began receiving distributions equal to those on the common units beginning on June 1, 2020.

Series K Special Common Units

In November 2005, the Operating Partnership issued 1,144,924 Series K special common units ("K-SCUs") in connection with the acquisition of Oak Park Mall, Eastland Mall and Hickory Point Mall. The holders of the K-SCUs receive a dividend at a rate of 6.25%, or $2.96875 per K-SCU, which will cumulate (similar to a preferred dividend) during the current SCU Distribution Shortfall, with the SCU Distribution Shortfall being required to be fully cured (on a ratable basis among the respective holders of S-SCUs, L-SCUs and K-SCUs) before any distributions may be resumed with respect to regular common units, pursuant to the terms of the Operating Partnership’s limited partnership agreement. When the quarterly distribution on the Operating Partnership’s common units exceeds the quarterly K-SCU distribution for four consecutive quarters, the K-SCUs will receive distributions at the rate equal to that paid on the Operating Partnership’s common units. The holders of the K-SCUs may exchange them, on a one-for-one basis, for shares of CBL’s common stock or, at the Company’s election, their cash equivalent.

In December 2018, the Operating Partnership elected to pay $21 in cash to a holder of 8,120 K-SCUs upon the exercise of the holder’s conversion rights. In September 2020, the Company issued 267,983 shares of common stock to a holder of 267,983 K-SCUs upon the exercise of the holder’s conversion rights.

Outstanding rights to convert redeemable noncontrolling interests and noncontrolling interests in the Operating Partnership to common stock were held by the following parties at December 31, 2020 and 2019:

	December 31,
	2020	2019
CBL’s Predecessor	—	18,117,350
Third parties	5,117,856	7,956,616
	5,117,856	26,073,966

The assets and liabilities allocated to the Operating Partnership’s redeemable noncontrolling interest and noncontrolling interests are based on their ownership percentages of the Operating Partnership at December 31, 2020 and 2019. The ownership percentages are determined by dividing the number of common units held by each of the redeemable noncontrolling interest and the noncontrolling interests at December 31, 2020 and 2019 by the total common units outstanding at December 31, 2020 and 2019, respectively. The redeemable noncontrolling interest ownership percentage in assets and liabilities of the Operating Partnership was 0.8% at December 31, 2020 and 2019. The noncontrolling interest ownership percentage in assets and liabilities of the Operating Partnership was 1.8% and 12.2% at December 31, 2020 and 2019, respectively.

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

A change in the number of shares of common stock or common units changes the percentage ownership of all partners of the Operating Partnership. A common unit is considered to be equivalent to a share of common stock since it generally is exchangeable for shares of the Company’s common stock or, at the Company’s election, their cash equivalent. As a result, an allocation is made between redeemable noncontrolling interests, shareholders’ equity and noncontrolling interests in the Operating Partnership in the Company's accompanying balance sheets to reflect the change in ownership of the Operating Partnership’s underlying equity when there is a change in the number of shares and/or common units outstanding. During 2020, 2019 and 2018, the Company allocated $302, $3,398 and $4,065, respectively, from shareholders’ equity to redeemable noncontrolling interest. During 2020, 2019 and 2018, the Company allocated $6,002, $4,392 and $13,642, respectively, from shareholders' equity to noncontrolling interest.

The total redeemable noncontrolling interest in the Operating Partnership was $(265) and $2,160 at December 31, 2020 and 2019, respectively. The total noncontrolling interest in the Operating Partnership was $(604) and $31,592 at December 31, 2020 and 2019, respectively.

Redeemable Noncontrolling Interests and Noncontrolling Interests in Other Consolidated Subsidiaries

The Company had 12 other consolidated subsidiaries at December 31, 2020 and 2019 that had noncontrolling interests held by third parties and for which the related partnership agreements either do not include redemption provisions or are subject to redemption provisions that do not require classification outside of permanent equity. The total noncontrolling interests in other consolidated subsidiaries were $3,058 and $23,961 at December 31, 2020 and 2019, respectively.

The assets and liabilities allocated to the redeemable noncontrolling interests and noncontrolling interests in other consolidated subsidiaries are based on the third parties’ ownership percentages in each subsidiary at December 31, 2020 and 2019. Income is allocated to the redeemable noncontrolling interests and noncontrolling interests in other consolidated subsidiaries based on the third parties’ weighted-average ownership in each subsidiary during the year.

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

The table below lists the Company's consolidated VIEs as of December 31, 2020 and 2019, which do not reflect the elimination of any internal debt the consolidated VIE has with the Operating Partnership:

	As of December 31,
	2020		2019
	Assets	Liabilities (1)	Assets	Liabilities (1)
Consolidated VIEs:
Atlanta Outlet Outparcels, LLC	$851	$—	$862	$—
CBL Terrace LP	14,608	12,578	15,012	12,595
Gettysburg Outlet Center Holding, LLC	33,199	38,334	34,399	38,268
Gettysburg Outlet Center, LLC	7,737	—	7,690	(69)
High Point Development LP II	—	—	(22)	—
Jarnigan Road LP	17,974	572	18,631	641
Jarnigan Road II, LLC	22,623	17,134	23,424	17,704
Laredo Outlet JV, LLC	44,378	43,788	103,375	45,360
Lebcon Associates	46,692	116,085	80,081	121,493
Lebcon I, Ltd	8,305	8,672	8,386	8,906
Louisville Outlet Outparcels, LLC	173	—	174	—
Madison Grandview Forum, LLC	—	—	338	83
The Promenade at D'Iberville	75,975	48,964	78,066	48,270
Statesboro Crossing, LLC	227	—	213	(10)
	$272,742	$286,127	$370,629	$293,241

(1)

Includes $40,600 and $41,950 related to Laredo Outlet JV, LLC, which is guaranteed by the Operating Partnership, as of December 31, 2020 and 2019, respectively. Also, due to the filing of the Chapter 11 Cases, the loan held by Gettysburg Outlet Center Holding, LLC became guaranteed by the Operating Partnership, and amounts to $36,774 as of December 31, 2020.

The table below lists the Company's unconsolidated VIEs as of December 31, 2020:

Unconsolidated VIEs:	Investment in Real Estate Joint Ventures and Partnerships	Maximum Risk of Loss
Ambassador Infrastructure, LLC (1)	$—	$9,360
Atlanta Outlet JV, LLC (1)	26,958	31,559
CBL-T/C, LLC	72,927	72,927
CBL-TRS Joint Venture, LLC	20,419	20,419
Continental 425 Fund LLC	5,031	5,031
EastGate Storage, LLC (1)	534	3,784
El Paso Outlet Center Holding, LLC	11,738	11,738
Fremaux Town Center JV, LLC	7,796	7,796
Hamilton Place Self Storage (1)	1,218	4,719
Louisville Outlet Shoppes, LLC (1)	(10,384)	8,872
Mall of South Carolina L.P.	(13,563)	—
Mall of South Carolina Outparcel L.P.	(2,295)	—
Parkdale Self Storage, LLC (1)	864	7,364
PHG-CBL Lexington, LLC	35	35
Port Orange I, LLC (1)	28,012	54,629
Self Storage at Mid Rivers, LLC (1)	532	3,526
Shoppes at Eagle Point, LLC (1)	17,285	30,025
Vision - CBL Hamilton Place, LLC	3,796	3,796
West Melbourne I, LLC (1)	17,708	45,009
	$188,611	$320,589

(1)	See Note 16 for information on guarantees of debt.

NOTE 12. MORTGAGE AND OTHER NOTES RECEIVABLE

The Company's mortgage note receivable is collateralized by an assignment of 100% of the partnership interests that own the real estate assets. Other notes receivable include amounts due from tenants and unsecured notes received from third parties as whole or partial consideration for property or investments.

Mortgage and other notes receivable consist of the following:

			As of December 31, 2020		As of December 31, 2019
	Maturity Date		Interest Rate	Balance	Interest Rate	Balance
Mortgage	Dec 2016	(1)	2.64%	$1,100	4.28% - 9.50%	$2,637
Other Notes Receivable	Sep 2021- Apr 2026		4.00% - 5.00%	1,237	4.00% - 5.00%	2,025
				$2,337		$4,662

(1)	Represents a $1,100 note with D'Iberville Promenade, LLC with a maturity date of December 2016, that is in default. This is secured by the joint venture partner’s interest in the joint venture.

Expected credit losses

As of December 31, 2020, the one mortgage note receivable is in default, but as noted above, the Company has a noncontrolling interest recorded related to the defaulting partner’s interest that serves as collateral on the note, and that amount is greater than the outstanding balance on the note. Based on this information, the Company did not record a credit loss for this class of receivables for the year ended December 31, 2020.

During the year ended December 31, 2020, the Company assessed each of its note receivables factoring in credit quality indicators such as collection experience and future expectations of performance to determine whether a credit loss should be recorded. Based on this information, the Company wrote off a $1,230 note receivable associated with amounts due from a government sponsored district at The Shoppes at St. Clair during the year ended December 31, 2020. The Company did not record any other credit losses for this class of receivables for the year ended December 31, 2020.

NOTE 13. SEGMENT INFORMATION

The Company measures performance and allocates resources according to property type, which is determined based on certain criteria such as type of tenants, capital requirements, economic risks, leasing terms, and short- and long-term returns on capital. Rental income and tenant reimbursements from tenant leases provide the majority of revenues from all segments. The accounting policies of the reportable segments are the same as those described in Note 3.

Information on the Company’s reportable segments is presented as follows:

Year Ended December 31, 2020	Malls	All Other (1)	Total
Revenues (2)	$520,643	$55,218	$575,861
Property operating expenses (3)	(177,531)	(10,348)	(187,879)
Interest expense	(79,380)	(121,283)	(200,663)
Other expense	—	(953)	(953)
Gain (loss) on sales of real estate assets	(25)	4,721	4,696
Segment profit (loss)	$263,707	$(72,645)	191,062
Depreciation and amortization			(215,030)
General and administrative expense			(53,425)
Litigation settlement			7,855
Interest and other income			6,396
Gain on extinguishment of debt			32,521
Loss on impairment			(213,358)
Prepetition charges			(23,883)
Reorganization items			(35,977)
Income tax provision			(16,836)
Equity in losses of unconsolidated affiliates			(14,854)
Net loss			$(335,529)
Total assets	$3,702,523	$741,217	$4,443,740
Capital expenditures (4)	$36,425	$5,683	$42,108

Year Ended December 31, 2019	Malls	All Other (1)	Total
Revenues (2)	$699,698	$68,998	$768,696
Property operating expenses (3)	(216,771)	(13,881)	(230,652)
Interest expense	(86,152)	(120,109)	(206,261)
Other expense	—	(91)	(91)
Gain on sales of real estate assets	1,226	15,048	16,274
Segment profit (loss)	$398,001	$(50,035)	347,966
Depreciation and amortization			(257,746)
General and administrative expense			(64,181)
Litigation settlement			(61,754)
Interest and other income			2,764
Gain on extinguishment of debt			71,722
Loss on impairment			(239,521)
Gain on investment/deconsolidation			67,242
Income tax provision			(3,153)
Equity in earnings of unconsolidated affiliates			4,940
Net loss			$(131,721)
Total assets	$4,180,515	$441,831	$4,622,346
Capital expenditures (4)	$130,502	$11,057	$141,559

Year Ended December 31, 2018	Malls	All Other (1)	Total
Revenues (2)	$783,194	$75,363	$858,557
Property operating expenses (3)	(236,807)	(15,805)	(252,612)
Interest expense	(103,162)	(116,876)	(220,038)
Other expense	(85)	(702)	(787)
Gain on sales of real estate assets	799	18,202	19,001
Segment profit (loss)	$443,939	$(39,818)	404,121
Depreciation and amortization			(285,401)
General and administrative expense			(61,506)
Interest and other income			1,858
Loss on impairment			(174,529)
Income tax benefit			1,551
Equity in earnings of unconsolidated affiliates			14,677
Net loss			$(99,229)
Total assets	$4,868,141	$472,712	$5,340,853
Capital expenditures (4)	$132,187	$12,772	$144,959

(1)	The All Other category includes associated centers, community centers, mortgage and other notes receivable, office buildings, self-storage facilities, corporate-level debt and the Management Company.
(2)	Management, development and leasing fees are included in All Other category. See Note 4 for information on the Company’s revenues disaggregated by revenue source for each of the above segments.
(3)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.

(4)	Includes additions to and acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

NOTE 14. SUPPLEMENTAL AND NONCASH INFORMATION

The Company’s noncash investing and financing activities for 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
Additions to real estate assets accrued but not yet paid	$5,945	$24,642	$22,791
Accrued dividends and distributions payable	—	—	17,130
Deconsolidation upon contribution/assignment of interest in joint venture (1):
Decrease in real estate assets	—	(200,343)	(8,221)
Increase in investment in unconsolidated affiliates	—	39,708	8,174
Decrease in mortgage and other indebtedness	—	228,627	—
Increase in operating assets and liabilities	—	857	—
Decrease in intangible lease and other assets	—	(4,815)	—
Increase in noncontrolling interest and joint venture interest	—	(12,013)	—
Transfer of real estate assets in settlement of mortgage debt obligations (2):
Decrease in real estate assets	(57,001)	(60,059)	—
Decrease in mortgage and other indebtedness	85,371	124,111	—
Decrease in operating assets and liabilities	4,288	9,333	—
Decrease in intangible lease and other assets	(137)	(1,663)	—
Conversion of Operating Partnership units to common stock	21,163	730	3,059

(1)	See Note 8 for more information.
(2)	See Note 9 for more information.

NOTE 15. RELATED PARTY TRANSACTIONS

The Management Company provides management, development and leasing services to the Company’s unconsolidated affiliates and other affiliated partnerships. Revenues recognized for these services amounted to $4,940, $6,878 and $7,607 in 2020, 2019 and 2018, respectively.

NOTE 16. CONTINGENCIES

Litigation

In April 2019, the Company entered into a settlement agreement and release with respect to the class action lawsuit filed on March 16, 2016 in the United States District Court for the Middle District of Florida by Wave Lengths Hair Salons of Florida, Inc. d/b/a Salon Adrian. Pursuant to the settlement agreement the Company set aside a common fund with a monetary and non-monetary value of $90,000 to be disbursed to class members in accordance with an agreed-upon formula that was based upon aggregate damages of $60,000. The Court granted final approval to the proposed settlement on August 22, 2019. The class members were comprised of past and current tenants at certain of the Company's shopping centers that it owns or formerly owned during the class period, which extended from January 1, 2011 through the date of preliminary court approval. Class members who are past tenants and made a valid claim pursuant to the Court's order received payment of their claims in cash. Class members who are current tenants began receiving monthly credits against rents and future charges during the three months ended June 30, 2020 and, under the terms of the settlement agreement, will continue for the following five years. Any amounts under the settlement allocated to tenants with outstanding amounts payable to the Company, including tenants which have declared bankruptcy or declare bankruptcy over the relevant period, will first be deducted from the amounts owed to the Company. All attorney’s fees and associated costs to class counsel (up to a maximum of $27,000), the incentive award to the class representative (up to a maximum of $50), and class administration costs (which are expected to not exceed $100), have been or will be funded by the common fund, which has been approved by the Court. Under the terms of the settlement agreement, the Company did not pay any dividends to holders of its common shares payable in the third and fourth quarters of 2019. The settlement agreement did not restrict the Company's ability to declare dividends payable in 2020 or in subsequent years. The Company recorded an accrued liability and corresponding litigation settlement expense of $88,150 in the three months ended March 31, 2019 related to the settlement agreement. During the year ended December 31, 2019, the Company reduced the accrued liability by an aggregate $26,396, a majority of which was related to past tenants that did not submit a claim pursuant to the terms of the settlement agreement with the remainder relating to tenants that either opted out of the lawsuit or waived their rights to their respective settlement amounts. Additionally, the Company reduced the accrued liability during the three months ended December 31, 2019 by $23,050 related to attorney and administrative fees that were paid pursuant to the settlement agreement. During the year ended December 31, 2020, the Company reduced the accrued liability by $25,157. Of this amount, $8,348 was related to monthly credits against rents and other charges for current tenants, $4,915 was paid to past tenants, $4,039 was paid to plaintiff’s counsel and the claims administrator, and $7,855 represents amounts the Company was released from pursuant to the terms of the settlement agreement. A notice of suggestion of bankruptcy was filed by the Company in this litigation on November 3, 2020. The Company received document requests in the third quarter of 2019, in the form of subpoenas, from the Securities and Exchange Commission and the Department of Justice regarding the Wave Lengths Hair Salons of Florida, Inc. litigation and other related matters. The Company continues to cooperate in these matters.

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

The Company is currently involved in certain other litigation that arises in the ordinary course of business, most of which is expected to be covered by liability insurance. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters using the latest information available. The Company records a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, the Company accrues the best estimate within the range. If no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount within the range. If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible and the estimated loss is material, the Company discloses the nature and estimate of the possible loss of the litigation. Based on current expectations, such matters, both individually and in the aggregate, are not expected to have a material adverse effect on the liquidity, results of operations, business or financial condition of the Company. See Note 2 for a discussion of the Company’s adversarial proceeding with its Bank Lenders, which has been stayed pending the confirmation of the Company’s Plan by the Bankruptcy Court.

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

Guarantees

The Operating Partnership may guaranty the debt of a joint venture primarily because it allows the joint venture to obtain funding at a lower cost than could be obtained otherwise. This results in a higher return for the joint venture on its investment, and a higher return on the Operating Partnership's investment in the joint venture. The Operating Partnership may receive a fee from the joint venture for providing the guaranty. Additionally, when the Operating Partnership issues a guaranty, the terms of the joint venture agreement typically provide that the Operating Partnership may receive indemnification from the joint venture or have the ability to increase its ownership interest. The guarantees expire upon repayment of the debt, unless noted otherwise.

The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying consolidated balance sheets as of December 31, 2020 and 2019:

	As of December 31, 2020							Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership		Maximum Guaranteed Amount	Debt Maturity Date (1)		December 31, 2020	December 31, 2019
West Melbourne I, LLC - Phase I	50%	$40,177	50%		$20,089	Feb-2021	(2)	$201	$199
West Melbourne I, LLC - Phase II	50%	14,423	50%		7,212	Feb-2021	(2)	72	78
Port Orange I, LLC	50%	53,233	50%		26,617	Feb-2021	(2)	266	270
Ambassador Infrastructure, LLC	65%	9,360	100%		9,360	Jan-2021	(3)	94	101
Shoppes at Eagle Point, LLC	50%	34,585	35%	(4)	12,740	Oct-2021	(5)	127	127
EastGate Storage, LLC	50%	6,500	50%	(6)	3,250	Dec-2022		33	33
Self Storage at Mid Rivers, LLC	50%	5,896	50%	(6)	2,994	Apr-2023		30	30
Parkdale Self Storage, LLC	50%	6,160	100%	(7)	6,500	Jul-2024		65	65
Hamilton Place Self Storage, LLC	54%	6,564	50%	(6)	3,501	Sep-2024		35	70
Atlanta Outlet JV, LLC	50%	4,601	100%		4,601	Nov-2023		—	—
Louisville Outlet Shoppes, LLC	50%	8,872	100%		8,872	Oct-2021		—	—
Total guaranty liability								$923	$973

(1)	Excludes any extension options.
(2)	The loan has two one-year extension options at the joint venture’s election. Subsequent to December 31, 2020, the loan was extended (see Note 20).
(3)	Subsequent to December 31, 2020, the loan was extended (see Note 20).
(4)	The guarantee is for a fixed amount of $12,740 throughout the term of the loan, including any extensions.
(5)	The loan has one one-year extension option, at the joint venture's election, for an outside maturity date of October 2022.
(6)	The guarantee may be reduced to 25% once certain debt and operational metrics are met.
(7)	The guarantee was increased to 100% as a result of the Chapter 11 Cases filed by the Company.

As described in Note 2, the filing of the Chapter 11 Cases also constituted an event of default with respect to certain property-level debt of the Operating Partnership’s subsidiaries, which may have resulted in automatic acceleration of certain monetary obligations or may give the applicable lender the right to accelerate such amounts. There was a default under each of the guaranteed loans above as a result of the filing of the Chapter 11 Cases, except for Shoppes at Eagle Point, LLC and Louisville Outlet Shoppes, LLC.

The Company has guaranteed the lease performance of York Town Center, LP ("YTC"), an unconsolidated affiliate in which it owns a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third-party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The maximum guaranteed obligation was $10,800 as of December 31, 2020. The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty. The Company did not record a credit loss related to this guarantee as of December 31, 2020.

For the year ended December 31, 2020, the Company evaluated each guarantee, listed in the table above, individually by looking at the debt service ratio, cash flow forecasts, the performance of each loan and, where applicable, the collateral value in relation to the outstanding amount of the loan. The result of the analysis was that each loan is current, performing and, where applicable, the collateral value was greater than the outstanding amount of the loan. The Company did not record a credit loss related to these guarantee as of December 31, 2020.

Performance Bonds

The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $412 and $13,660 at December 31, 2020 and 2019, respectively.

NOTE 17. FAIR VALUE MEASUREMENTS

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

Fair Value Measurements on a Recurring Basis

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments. Based on the interest rates for similar financial instruments, the carrying value of mortgage and other notes receivable is a reasonable estimate of fair value. The estimated fair value of mortgage and other indebtedness was $1,091,745 and $2,970,246 at December 31, 2020 and 2019, respectively. The estimated fair value of liabilities subject to compromise was $1,606,959 at December 31, 2020. The fair value was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently.

During March 2020, the Company purchased U.S. Treasury securities that are scheduled to mature between April 2021 and June 2021. The Company has designated these securities as available-for-sale (“AFS”). The fair value of these securities was calculated based on quoted market prices in active markets and are included in the Level 1 fair value hierarchy. The Company believes the market for U.S. Treasury securities is an actively traded market given the high level of daily trading volume. In December 2020, the Company purchased additional U.S Treasury securities. The U.S. Treasury securities purchased in December 2020 matured between January 2021 and March 2021, and the Company subsequently reinvested in additional U.S. Treasury securities (see Note 20). The Company has also designated these as AFS. The following table sets forth information regarding the Company’s AFS securities that were measured at fair value for the year ended December 31, 2020:

AFS Security	Amortized Cost	Allowance for credit losses (1)	Total unrealized gains/(losses)	Fair Value
U.S. Treasury securities	$233,053	$—	$18	$233,071

(1)

U.S Treasury securities have a long history with no credit losses. Additionally, the Company notes that U.S Treasury securities are explicitly fully guaranteed by a sovereign entity that can print its own currency and that the sovereign entity’s currency is routinely held by central banks and other major financial institutions, is used in international commerce, and commonly viewed as a reserve currency, all of which qualitatively indicate that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. Therefore, the Company did not record expected credit losses for its U.S Treasury securities for the year ended December 31, 2020.

Fair Value Measurements on a Nonrecurring Basis

The Company measures the fair value of certain long-lived assets on a nonrecurring basis, through quarterly impairment testing or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company’s evaluation of the recoverability of long-lived assets involves the comparison of undiscounted future cash flows expected to be generated by each property over the Company’s expected remaining holding period to the respective carrying amount. The determination of whether the carrying value is recoverable also requires management to make estimates related to probability weighted scenarios impacting undiscounted cash flow models. The Company considers both quantitative and qualitative factors in its impairment analysis of long-lived assets. Significant quantitative factors include historical and forecasted information for each Property such as NOI, occupancy statistics and sales levels. Significant qualitative factors used include market conditions, age and condition of the Property and tenant mix. The quantitative and qualitative factors impact the selection of the terminal capitalization rate which is used in both an undiscounted and discounted cash flow model and the discount rate used in a discounted cash flow model. Due to the significant unobservable estimates and assumptions used in the valuation of long-lived assets that experience impairment, the Company classifies such long-lived assets under Level 3 in the fair value hierarchy. Level 3 inputs primarily consist of sales and market data, independent valuations and discounted cash flow models. See below for a description of the estimates and assumptions the Company used in its impairment analysis. See Note 3 for additional information describing the Company's impairment review process.

The following table sets forth information regarding the Company’s assets that are measured at fair value on a nonrecurring basis and related impairment charges for the years ended December 31, 2020 and 2019:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss on Impairment
2020:
Long-lived assets	$268,830	$—	$—	$268,830	$213,358
2019:
Long-lived assets	$199,740	$—	$—	$199,740	$239,521

Long-lived Assets Measured at Fair Value in 2020

During the year ended December 31, 2020, the Company recognized impairments of real estate of $213,358 related to six malls and one vacant land parcel. The Properties were classified for segment reporting purposes as listed below (see section below for information on outparcels). See Note 13 for segment information.

Impairment Date	Property	Location	Segment Classification	Loss on Impairment	Fair Value
March	Burnsville Center (1)	Burnsville, MN	Malls	$26,562	$47,300
March	Monroeville Mall (2)	Pittsburgh, PA	Malls	107,082	67,000
June	Asheville Mall (3)	Asheville, NC	Malls	13,274	52,600
July	Vacant land	Pittsburgh, PA	Malls	46	—
December	EastGate Mall (4)	Cincinnati, OH	Malls	5,980	16,530
December	Greenbrier Mall (5)	Chesapeake, VA	Malls	8,923	42,500
December	The Outlet Shoppes at Laredo (6)	Laredo, TX	Malls	51,491	42,900
				$213,358	$268,830

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

(4)

In accordance with the Company's quarterly impairment process, the Company wrote down the book value of the mall to its estimated fair value of $16,530. The mall had experienced a decline in cash flows due to store closures and rent reductions. The Company expects to convey the property to the lender. Management determined the fair value of EastGate Mall using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of ten years, with a sale at the end of the holding period, a capitalization rate of 17.0% and a discount rate of 18.0%.

(5)

In accordance with the Company's quarterly impairment process, the Company wrote down the book value of the mall to its estimated fair value of $42,500. The mall had experienced a decline in cash flows due to store closures and rent reductions. These factors resulted in a reduction of the expected hold period for this asset based on Management’s assessment that there was an increased likelihood that the loan secured by the mall may not be successfully restructured or refinanced. Management determined the fair value of Greenbrier Mall using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of ten years, with a sale at the end of the holding period, a capitalization rate of 12.5% and a discount rate of 13.0%.

(6)

In accordance with the Company's quarterly impairment process, the Company wrote down the book value of the mall to its estimated fair value of $42,900. The mall had experienced a decline in cash flows due to store closures and rent reductions. These factors resulted in a reduction of the expected hold period for this asset based on Management’s assessment that there was an increased likelihood that the loan secured by the mall may not be successfully restructured or refinanced. Management determined the fair value of The Outlet Shoppes at Laredo using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of ten years, with a sale at the end of the holding period, a capitalization rate of 8.5% and a discount rate of 9.0%.

Long-lived Assets Measured at Fair Value in 2019

During the year ended December 31, 2019, the Company recognized impairments of real estate of $239,521 primarily related to six malls and one community center. The Properties were classified for segment reporting purposes as listed below (see section below for information on outparcels). See Note 13 for segment information.

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

(2)

The Company adjusted the book value of the mall to the net sales price of $14,360 based on a signed contract with a third-party buyer, adjusted to reflect estimated disposition costs. The mall was sold in April 2019. See Note 7 for additional information.

(3)

The Company adjusted the book value to the net sales price of $31,559 based on a signed contract with a third-party buyer, adjusted to reflect estimated disposition costs. The property was sold in July 2019. See Note 7 for additional information.

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

(7)

In accordance with the Company's quarterly impairment process, the Company wrote down the book value of the mall to its estimated fair value of $39,000. The mall had experienced a decline of NOI due to store closures and rent reductions. These factors resulted in a reduction of the expected hold period for this asset based on Management’s assessment that there was an increased likelihood that the loan secured by the mall may not be successfully restructured or refinanced. Management determined the fair value of Park Plaza Mall using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of ten years, with a sale at the end of the holding period, a capitalization rate of 13.0% and a discount rate of 14.0%.

(8)	Related to true-ups of estimated expenses to actual expenses for properties sold in prior periods.

Long-lived Assets Measured at Fair Value in 2018

During the year ended December 31, 2018, the Company recognized impairments of real estate of $174,529 primarily related to five malls and undeveloped land. The Properties were classified for segment reporting purposes as listed below (see section below for information on outparcels). See Note 13 for segment information.

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

(1)

The Company adjusted the book value of the mall to the net sales price of $17,640 in a signed contract with a third-party buyer, adjusted for disposition costs. The mall was sold in July 2018. See Note 7 for additional information.

(2)	The long-lived asset was not included in the Company's consolidated balance sheets at December 31, 2018 as the Company no longer had an interest in the property.
(3)

In June 2018, the Company was notified by IKEA that, as a result of a shift in its corporate strategy, it was terminating the contract to purchase land at the mall upon which it would develop and open a store. Under the terms of the interest-only non-recourse loan secured by the mall, the loan matured on the date the IKEA contract terminated if that date was prior to the scheduled maturity date of March 5, 2019. The Company engaged in conversations with the lender regarding a potential restructure of the loan. Based on the results of these conversations, the Company concluded that an impairment was required because it was unlikely to recover the asset's net carrying value through future cash flows. Management determined the fair value of Cary Towne Center using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of ten years, a capitalization rate of 12.0% and a discount rate of 13%. In December 2018, the Company adjusted the book value of the property to the net sales price of $30,971 based on a signed contract with a third-party buyer. The property sold in January 2019. See Note 9 for additional information.

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

(8)

The Company adjusted the book value of the land contributed to a joint venture to its agreed upon fair value based on the joint venture agreement with its partner, Continental 425 Fund LLC. See Note 8 for more information.

NOTE 18. SHARE-BASED COMPENSATION

As of December 31, 2020, the Company has outstanding awards under the CBL & Associates Properties, Inc. 2012 Stock Incentive Plan ("the 2012 Plan"), which was approved by the Company's shareholders in May 2012. The 2012 Plan permits the Company to issue stock options and common stock to selected officers, employees and non-employee directors of the Company up to a total of 10,400,000 shares. As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expense associated with the Company's share-based compensation plan. The Compensation Committee of the Board of Directors (the “Committee”) administers the 2012 Plan.

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

The share-based compensation cost related to the restricted stock awards was $2,239, $3,396 and $3,744 for 2020, 2019 and 2018, respectively. Share-based compensation cost resulting from share-based awards is recorded at the Management Company, which is a taxable entity. Share-based compensation cost capitalized as part of real estate assets was $20, $66 and $287 in 2020, 2019 and 2018, respectively.

A summary of the status of the Company’s nonvested restricted stock awards as of December 31, 2020, and changes during the year ended December 31, 2020, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2020	971,846	$5.16
Granted	1,628,397	$0.86
Vested	(1,052,161)	$2.86
Forfeited	(28,476)	$4.67
Nonvested at December 31, 2020	1,519,606	$2.15

The weighted-average grant-date fair value of shares granted during 2020, 2019 and 2018 was $0.86, $2.20 and $4.55, respectively. The total fair value of shares vested during 2020, 2019 and 2018 was $951, $3,869 and $2,189, respectively.

As of December 31, 2020, there was $1,944 of total unrecognized compensation cost related to nonvested stock awards granted under the 2012 Plan, which is expected to be recognized over a weighted-average period of 2.2 years.

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

In August 2020, in connection with the execution of the Original RSA that is described in Note 2, the 2020 PSUs were canceled. Based on the Company’s TSR relative to the NAREIT Retail Index for the three year performance period ended December 31, 2020, as well as the Company’s absolute TSR for such period, none of the 2018 PSUs were earned as of December 31, 2020.

Any such portion of the value of the 2019 PSUs earned payable as a cash bonus will be subject to the same vesting provisions as the issuance of common stock pursuant to the PSUs. In addition, to the extent any cash is to be paid, the cash will be paid first relative to the vesting schedule, ahead of the issuance of shares of common stock with respect to the balance of PSUs earned.

Annual Restricted Stock Awards

Under the LTIP, annual restricted stock awards consist of shares of time-vested restricted stock awarded based on a qualitative evaluation of the performance of the Company and the named executive officer during the fiscal year. Annual restricted stock awards under the LTIP, which are included in the totals reflected in the preceding table, vest 20% on the date of grant with the remainder vesting in four equal annual installments. Outstanding restricted stock, and related grant/vesting/forfeiture activity during 2020 for awards made to named executive officers under the LTIP, is included in the information presented in the table above.

Performance Stock Units

The Company granted the following PSUs in the first quarter of the respective years. A summary of PSU activity as of December 31, 2020, and changes during the year ended December 31, 2020, is presented below:

	PSUs	Weighted-Average Grant Date Fair Value
2018 PSUs granted	741,977	$2.63
2019 PSUs granted (1)	1,103,537	$2.40
Forfeited	(78,934)	$2.63
Outstanding at January 1, 2020	1,766,580	$2.96
2020 PSUs granted (2)	3,408,083	$0.84
2018 PSUs canceled (3)	(663,043)	$2.63
2020 PSUs canceled	(3,408,083)	$0.84
Outstanding at December 31, 2020 (4)	1,103,537	$3.16

(1)	Includes 566,862 shares classified as a liability due to the potential cash component described above.
(2)	Includes 1,247,098 shares classified as a liability due to the potential cash component described above.
(3)	Based on the Company’s TSR relative to the NAREIT Retail Index for the three-year performance period ended December 31, 2020, none of the 2018 PSUs were earned as of December 31, 2020.
(4)	None of the PSUs outstanding at December 31, 2020 were vested.

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

The fair value of the potential cash component related to the 2019 PSUs is measured each reporting period, using the same methodology as was used at the initial grant date, and classified as a liability on the consolidated balance sheet as of December 31, 2020 with an adjustment to compensation expense. If the performance criterion is not satisfied at the end of the performance period for the 2019 PSUs, previously recognized compensation expense related to the liability-classified awards would be reversed as there would be no value at the settlement date.

Share-based compensation expense related to the PSUs was $3,185, $1,564 and $1,364 in 2020, 2019 and 2018, respectively. Share-based compensation expense in 2020 included $2,052 of expense related to the cancellation of the 2020 PSUs. Unrecognized compensation costs related to the PSUs was $567 as of December 31, 2020, which is expected to be recognized over a weighted-average period of 1.8 years.

The following table summarizes the assumptions used in the Monte Carlo simulation pricing model related to the PSUs:

	2020 PSUs	2019 PSUs	2018 PSUs
Grant date	February 10, 2020 (1)	February 11, 2019	February 12, 2018 (2)
Fair value per share on valuation date (3)	$0.84	$4.74	$4.76
Risk-free interest rate (4)	1.39%	2.54%	2.36%
Expected share price volatility (5)	57.98%	60.99%	42.02%

(1)	The 2020 PSU awards were cancelled in August 2020.
(2)	Based on the Company’s TSR relative to the NAREIT Retail Index for the three-year performance period ended December 31, 2020, none of the 2018 PSUs were earned as of December 31, 2020.
(3)

The value of the PSU awards is estimated on the date of grant using a Monte Carlo simulation model. The valuation consists of computing the fair value using CBL's simulated stock price as well as TSR over a three-year performance period. The award is modeled as a contingent claim in that the expected return on the underlying shares is risk-free and the rate of discounting the payoff of the award is also risk-free. The weighted-average fair value per share related to the 2020 PSUs classified as equity consists of 2,131,245 shares at a fair value of $0.88 (which relate to relative TSR) and 1,065,463 shares at fair value of $0.75 per share (which relate to absolute TSR). The weighted-average fair value per share related to the 2019 PSUs classified as equity consists of 357,800 shares at a fair value of $2.45 per share (which relate to relative TSR) and 178,875 shares at a fair value of $2.29 per share (which relate to absolute TSR). The weighted-average fair value per share related to the 2018 PSUs classified as equity consists of 240,164 shares at a fair value of $3.13 per share (which relate to relative TSR) and 120,064 shares at a fair value of $1.63 per share (which relate to absolute TSR).

(4)	The risk-free interest rate was based on the yield curve on zero-coupon U.S. Treasury securities in effect as of the valuation date, which is the respective grant date listed above.
(5)

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

NOTE 19. EMPLOYEE BENEFIT PLANS

401(k) Plan

The Management Company maintains a 401(k) profit sharing plan, which is qualified under Section 401(a) and Section 401(k) of the Code to cover employees of the Management Company. All employees who have attained the age of 21 and have completed at least 60 days of service are eligible to participate in the plan. The plan provides for employer matching contributions on behalf of each participant equal to 50% of the portion of such participant’s contribution that does not exceed 2.5% of such participant’s annual gross salary for the plan year. The Company temporarily suspended the employer matching contribution in April 2020 through August 2020 due to cost reduction measures in connection with the COVID-19 pandemic. Additionally, the Management Company has the discretion to make additional profit-sharing-type contributions not related to participant elective contributions. Total contributions by the Management Company were $650, $921 and $1,003 in 2020, 2019 and 2018, respectively.

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

In connection with the Chapter 11 Cases, the employee stock purchase plan has been suspended indefinitely.

NOTE 20. SUBSEQUENT EVENTS

In March 2021, the Company entered into the Amended RSA with its credit facility lenders and unsecured noteholders that provides for a fully consensual comprehensive restructuring. The Amended RSA was entered into by the Company, the Bank Lenders representing more than 96% (including joinders) of the outstanding balance of its secured credit facility and the Consenting Noteholders representing in excess of 69% (including joinders) of the aggregate principal amount of the Notes. The Amended RSA represents a comprehensive settlement between the parties of substantially all key issues relating to the Chapter 11 Cases, including the ongoing litigation between the Company and the Bank Lenders arising from the prepetition enforcement actions taken by the Bank Lenders.

The terms of the Amended RSA outline a revised plan for restructuring the Company’s balance sheet that provides for the elimination of more than $1,681,900 of debt and preferred obligations as well as a significant reduction in interest expense. In exchange for their approximately $1,375,000 in principal amount of senior unsecured notes and $133,000 in principal amount of the secured credit facility, Consenting Noteholders will receive, in the aggregate, $95,000 in cash, $555,000 of new senior secured notes, of which up to $100,000, upon election by the Consenting Noteholders, may be received in the form of new convertible secured notes and 89% in common equity of the newly reorganized Company. Certain Consenting Noteholders will also provide up to $50,000 of new money in exchange for additional convertible secured notes. The Amended RSA provides that the remaining Bank Lenders, holding $983,700 in principal amount under the secured credit facility, will receive $100,000 in cash and a new $883,700 secured term loan. Existing common and preferred stakeholders are expected to receive up to 11% of common equity in the newly reorganized company. The Amended RSA is subject to Bankruptcy Court approval, which the Company will seek in accordance with the terms of the Amended RSA.

During January 2021, the Company purchased $21,999 in U.S. Treasury securities that matured in February 2021. During February 2021, the Company purchased $31,999 in U.S. Treasury securities that matured in March 2021. During March 2021, the Company purchased $82,393 in U.S. Treasury securities that are scheduled to mature in June 2021. The Company designated the U.S. Treasury securities purchased in these transactions as available-for-sale.

In March 2021, the Company reached agreements with the lenders to modify the loans secured by Hammock Landing Phases I & II and The Pavilion at Port Orange. Each agreement provides an additional four-year term, with a one-year extension option, for a fully extended maturity date of February 2026. These loans had a combined outstanding loan balance of $107,833 at December 31, 2020.

In March 2021, the Company reached an agreement with the lender to modify the loan secured by Ambassador Infrastructure. The agreement provides an additional four-year term with a fixed interest rate of 3.0%. The extended loan, maturing in March 2025, has an outstanding balance of $8,250, as $1,110 was paid down in conjunction with the modification.

In January 2021, Asheville Mall was turned over to a receiver to manage the property.

In March 2021, Park Plaza was turned over to a receiver to manage the property.

Schedule III

CBL & ASSOCIATES PROPERTIES, INC.

CBL & ASSOCIATES LIMITED PARTNERSHIP

(Debtors-In-Possession)

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

At December 31, 2020

(In thousands)

			Initial Cost (1)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (2)		Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
MALLS:
Alamance Crossing Burlington, NC	$43,563		$20,853	$62,852	$39,749	$(3,373)	$17,481	$102,600	$120,081	$(42,961)	2007
Arbor Place Atlanta (Douglasville), GA	104,384		8,508	95,088	27,420	—	8,508	122,508	131,016	(75,710)	1998-1999
Asheville Mall Asheville, NC	62,121		7,139	58,386	(13,213)	(805)	6,334	45,173	51,507	(1,893)	1998
Brookfield Square Brookfield, WI	27,461		8,996	78,533	110,138	(5,208)	20,202	172,257	192,459	(79,852)	2001
CherryVale Mall Rockford, IL	—	(5)	11,892	64,117	56,907	(1,667)	11,608	119,641	131,249	(59,158)	2001
Cross Creek Mall Fayetteville, NC	106,883		19,155	104,378	45,271	—	31,539	137,265	168,804	(67,235)	2003
Dakota Square Mall Minot, ND	—		4,552	87,625	34,819	—	4,472	122,524	126,996	(34,325)	2012
East Towne Mall Madison, WI	—	(5)	4,496	63,867	66,768	(909)	4,387	129,835	134,222	(59,036)	2002
Eastland Mall Bloomington, IL	—		5,746	75,893	(54,375)	(753)	3,150	23,361	26,511	(2,687)	2005
EastGate Mall Cincinnati, OH	31,181		13,046	44,949	(39,420)	(1,017)	4,959	12,599	17,558	(436)	2001
Fayette Mall Lexington, KY	141,393		25,205	84,256	107,287	—	25,205	191,543	216,748	(78,821)	2001
Frontier Mall Cheyenne, WY	—	(5)	2,681	15,858	21,254	(83)	2,598	37,112	39,710	(27,582)	1984-1985
Greenbrier Mall Chesapeake, VA	61,647		3,181	107,355	(68,295)	(626)	2,555	39,060	41,615	—	2004
Hamilton Place Chattanooga, TN	98,396		3,532	42,619	95,161	(2,384)	7,315	131,613	138,928	(69,660)	1986-1987
Hanes Mall Winston-Salem, NC	—	(5)	17,176	133,376	55,187	(1,767)	17,810	186,162	203,972	(94,334)	2001
Harford Mall Bel Air, MD	—		8,699	45,704	21,309	—	8,699	67,013	75,712	(33,133)	2003
Imperial Valley Mall El Centro, CA	—	(5)	35,378	71,753	7,451	—	40,579	74,003	114,582	(20,155)	2012
Jefferson Mall Louisville, KY	60,852		13,125	40,234	45,255	(521)	17,850	80,243	98,093	(42,686)	2001
Kirkwood Mall Bismarck, ND	—	(5)	3,368	118,945	29,480	—	3,448	148,345	151,793	(37,489)	2012
Laurel Park Place Livonia, MI	—		13,289	92,579	(79,562)	—	7,500	18,806	26,306	(1,652)	2005
Layton Hills Mall Layton, UT	—	(5)	20,464	99,836	(4,315)	(1,165)	13,060	101,760	114,820	(42,701)	2005
Mall del Norte Laredo, TX	—	(5)	21,734	142,049	59,011	(149)	21,667	200,978	222,645	(98,183)	2004

Schedule III

CBL & ASSOCIATES PROPERTIES, INC.

CBL & ASSOCIATES LIMITED PARTNERSHIP

(Debtors-In-Possession)

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

At December 31, 2020

(In thousands)

			Initial Cost (1)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (2)		Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
Mayfaire Town Center Wilmington, NC	—	(5)	26,333	101,087	20,349	—	26,444	121,325	147,769	(20,084)	2015
Meridian Mall Lansing, MI	—		2,797	103,678	69,329	—	4,501	171,303	175,804	(94,761)	1998
Mid Rivers Mall St. Peters, MO	—		16,384	170,582	(130,358)	(4,174)	11,840	40,594	52,434	(2,480)	2007
Monroeville Mall Pittsburgh, PA	—		22,911	177,214	(134,699)	—	15,251	50,175	65,426	(2,252)	2004
Northgate Mall Chattanooga, TN	—	(5)	2,330	8,960	26,034	(492)	3,000	33,832	36,832	(15,647)	2011
Northpark Mall Joplin, MO	—		9,977	65,481	43,375	—	11,071	107,762	118,833	(55,171)	2004
Northwoods Mall North Charleston, SC	62,284		14,867	49,647	28,963	(2,339)	12,528	78,610	91,138	(38,332)	2001
Old Hickory Mall Jackson, TN	—		15,527	29,413	8,155	(362)	15,169	37,564	52,733	(20,106)	2001
The Outlet Shoppes at Gettysburg Gettysburg, PA	36,774		20,779	22,180	2,781	—	21,032	24,708	45,740	(7,402)	2012
The Outlet Shoppes at Laredo Laredo, TX	40,600		11,000	97,353	(66,620)	—	5,000	36,733	41,733	—	2017
Park Plaza Little Rock, AR	76,805		6,297	81,638	(49,910)	—	6,304	31,721	38,025	(2,224)	2004
Parkdale Mall Beaumont, TX	74,406		23,850	47,390	75,315	(874)	24,814	120,867	145,681	(51,711)	2001
Parkway Place Huntsville, AL	—		6,364	67,067	6,327	—	6,364	73,394	79,758	(25,084)	2010
Pearland Town Center Pearland, TX	—	(5)	16,300	108,615	17,838	(857)	15,252	126,644	141,896	(52,253)	2008
Post Oak Mall College Station, TX	—	(5)	3,936	48,948	17,593	(327)	3,852	66,298	70,150	(44,216)	1984-1985
Richland Mall Waco, TX	—	(5)	9,874	34,793	23,044	(1,225)	8,662	57,824	66,486	(28,548)	2002
South County Center St. Louis, MO	—		15,754	159,249	15,424	—	15,791	174,636	190,427	(66,751)	2007
Southaven Towne Center Southaven, MS	—		8,255	29,380	10,005	—	11,384	36,256	47,640	(16,315)	2005
Southpark Mall Colonial Heights, VA	57,039		9,501	73,262	40,713	—	11,282	112,194	123,476	(54,047)	2003
St. Clair Square Fairview Heights, IL	—		11,027	75,620	41,889	—	11,027	117,509	128,536	(65,327)	1996
Stroud Mall Stroudsburg, PA	—		14,711	23,936	22,445	—	14,711	46,381	61,092	(22,977)	1998
Sunrise Mall Brownsville, TX	—	(5)	11,156	59,047	14,214	—	11,156	73,261	84,417	(33,050)	2003
Turtle Creek Mall Hattiesburg, MS	—	(5)	2,345	26,418	17,669	—	3,535	42,897	46,432	(28,666)	1993-1995
Valley View Mall Roanoke, VA	—		15,985	77,771	24,217	—	15,999	101,974	117,973	(47,400)	2003

Schedule III

CBL & ASSOCIATES PROPERTIES, INC.

CBL & ASSOCIATES LIMITED PARTNERSHIP

(Debtors-In-Possession)

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

At December 31, 2020

(In thousands)

			Initial Cost (1)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (2)		Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
Volusia Mall Daytona Beach, FL	46,510		2,526	120,242	37,360	—	8,945	151,183	160,128	(64,533)	2004
West Towne Mall Madison, WI	—	(5)	8,912	83,084	44,600	—	8,912	127,684	136,596	(63,262)	2002
WestGate Mall Spartanburg, SC	31,578		2,149	23,257	51,611	(432)	1,742	74,843	76,585	(46,349)	1995
Westmoreland Mall Greensburg, PA	—	(5)	4,621	84,215	35,650	(1,240)	3,381	119,865	123,246	(54,171)	2002
York Galleria York, PA	—		5,757	63,316	19,637	—	5,757	82,953	88,710	(43,555)	1995
OTHER PROPERTIES:
840 Greenbrier Circle Chesapeake, VA	—		2,096	3,091	1,151	—	2,096	4,242	6,338	(1,778)	2007
Annex at Monroeville Pittsburgh, PA	—		—	29,496	1,626	—	—	31,122	31,122	(12,254)	2004
CBL Center Chattanooga, TN	16,182		1,332	24,675	1,337	—	1,864	25,480	27,344	(16,047)	2001
CBL Center II Chattanooga, TN	—		22	13,648	759	—	358	14,071	14,429	(5,383)	2008
CoolSprings Crossing Nashville, TN	—		2,803	14,985	5,961	—	3,554	20,195	23,749	(15,265)	1991-1993
Courtyard at Hickory Hollow Nashville, TN	—		3,314	2,771	472	(231)	1,500	4,826	6,326	(2,096)	1998
Frontier Square Cheyenne, WY	—		346	684	439	(86)	260	1,123	1,383	(871)	1985
Gunbarrel Pointe Chattanooga, TN	—		4,170	10,874	3,650	—	4,170	14,524	18,694	(7,545)	2000
Hamilton Corner Chattanooga, TN	—		630	5,532	8,628	—	734	14,056	14,790	(8,914)	1986-1987
Hamilton Crossing Chattanooga, TN	8,205		4,014	5,906	6,942	(1,370)	2,644	12,848	15,492	(8,309)	1987
Harford Annex Bel Air, MD	—		2,854	9,718	1,278	—	2,854	10,996	13,850	(5,019)	2003
The Landing at Arbor Place Atlanta (Douglasville), GA	—		7,238	14,330	3,276	(2,242)	4,996	17,606	22,602	(11,735)	1998-1999
Layton Convenience Center Layton, UT (5)	—		—	8	5,728	—	2,795	2,941	5,736	(1,903)	2005
Layton Hills Plaza Layton, UT	—	(5)	—	2	1,049	—	673	378	1,051	(279)	2005
Parkdale Crossing Beaumont, TX	—		2,994	7,408	2,769	(355)	2,639	10,177	12,816	(4,504)	2002
Pearland Office Pearland, TX	—	(5)	—	7,849	2,677	—	—	10,526	10,526	(4,496)	2009
Pearland Residential Pearland, TX	—		—	9,666	9	—	—	9,675	9,675	(3,331)	2008
The Plaza at Fayette Lexington, KY	—		9,531	27,646	1,215	—	9,531	28,861	38,392	(11,159)	2006

Schedule III

CBL & ASSOCIATES PROPERTIES, INC.

CBL & ASSOCIATES LIMITED PARTNERSHIP

(Debtors-In-Possession)

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

At December 31, 2020

(In thousands)

			Initial Cost (1)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (2)		Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (3)	Accumulated Depreciation (4)	Date of Construction / Acquisition
The Promenade D'lberville D'lberville, MS	—		16,278	48,806	27,803	(706)	17,953	74,228	92,181	(26,739)	2009
The Shoppes at Hamilton Place Chattanooga, TN	—		4,894	11,700	2,205	—	2,811	15,988	18,799	(6,157)	2003
The Shoppes at St. Clair Square Fairview Heights, IL	—		8,250	23,623	910	(5,044)	4,436	23,303	27,739	(11,322)	2007
Sunrise Commons Brownsville, TX	—		1,013	7,525	1,799	—	1,013	9,324	10,337	(4,430)	2003
The Terrace Chattanooga, TN	—		4,166	9,929	7,995	—	6,536	15,554	22,090	(7,975)	1997
West Towne Crossing Madison, WI	—		1,784	2,955	12,095	—	2,759	14,075	16,834	(6,683)	1998
WestGate Crossing Spartanburg, SC	—		1,082	3,422	8,228	—	1,082	11,650	12,732	(6,589)	1997
Westmoreland Crossing Greensburg, PA	—	(5)	2,898	21,167	9,267	—	2,898	30,434	33,332	(14,137)	2002
DISPOSITIONS:
Burnsville Center Burnsville, MN	—		12,804	71,748	(84,552)	—	—	—	—	—	1998
Hickory Point Mall (Forsyth) Decatur, IL	—		10,731	31,728	(42,459)	—	—	—	—	—	2005
Other	—		21,559	4,002	(4,157)	—	19,923	1,481	21,404	(138)
Developments in progress consisting of construction and Development Properties	—		—	—	28,327	—	—	28,327	28,327	—
TOTALS	$1,188,264		$721,243	$4,267,989	$912,664	$(42,783)	$695,711	$5,163,402	$5,859,113	$(2,241,421)

(1)	Initial cost represents the total cost capitalized including carrying cost at the end of the first fiscal year in which the Property opened or was acquired.
(2)	Encumbrances represent the face amount of the mortgage and other indebtedness balance at December 31, 2020, excluding debt premium or discount, if applicable.
(3)	The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $6.921 billion.
(4)	Depreciation for all Properties is computed over the useful life which is generally 40 years for buildings, 10 - 20 years for certain improvements and 7 - 10 years for equipment and fixtures.
(5)	Property is pledged as collateral on the secured credit facility.

Schedule III

CBL & ASSOCIATES PROPERTIES, INC.

CBL & ASSOCIATES LIMITED PARTNERSHIP

(Debtors-In-Possession)

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

At December 31, 2020

(In thousands)

The changes in real estate assets and accumulated depreciation for the years ending December 31, 2020, 2019, and 2018 are set forth below (in thousands):

	As of December 31,
	2020	2019	2018
REAL ESTATE ASSETS:
Balance at beginning of period	$6,411,400	$7,278,608	$7,621,930
Additions during the period:
Additions and improvements	36,337	129,923	144,256
Acquisitions of real estate assets	—	5,700	3,301
Deductions during the period:
Disposals, deconsolidations and accumulated depreciation on impairments	(377,165)	(786,889)	(305,813)
Transfers to (from) real estate assets	332	22,573	(11,531)
Impairment of real estate assets	(211,791)	(238,515)	(173,535)
Balance at end of period	$5,859,113	$6,411,400	$7,278,608

ACCUMULATED DEPRECIATION:
Balance at beginning of period	$2,349,404	$2,493,082	$2,465,095
Depreciation expense	205,671	241,631	261,838
Accumulated depreciation on real estate assets sold, retired, deconsolidated or impaired	(313,654)	(385,309)	(233,851)
Balance at end of period	$2,241,421	$2,349,404	$2,493,082

Schedule IV

CBL & ASSOCIATES PROPERTIES, INC.

CBL & ASSOCIATES LIMITED PARTNERSHIP

(Debtors-In-Possession)

MORTGAGE NOTES RECEIVABLE ON REAL ESTATE

At December 31, 2020

(In thousands)

Name Of Center/Location	Interest Rate		Final Maturity Date	Monthly Payment Amount (1)	Balloon Payment At Maturity	Prior Liens	Face Amount Of Mortgage	Carrying Amount Of Mortgage (2)	Principal Amount Of Mortgage Subject To Delinquent Principal Or Interest
FIRST MORTGAGES:
D'Iberville Promenade, LLC	2.64%	(3)	Dec-2016	$—	$1,100	None	$1,100	$1,100	$1,100

(1)	Equal monthly installments comprised of principal and interest, unless otherwise noted.
(2)	The aggregate carrying value for federal income tax purposes was $1,100 at December 31, 2020.
(3)	This loan bears interest at LIBOR plus 2.50% and is in default at December 31, 2020. See Note 12 to the consolidated financial statements for additional information.

The changes in mortgage notes receivable were as follows (in thousands):

	As of December 31,
	2020	2019	2018
Beginning balance	$2,637	$4,884	$5,418
Payments	(307)	(2,247)	(534)
Write-Offs	(1,230)	—	—
Ending balance	$1,100	$2,637	$4,884

EXHIBIT INDEX

Exhibit Number	Description
2.1	Chapter 11 Plan of Reorganization, dated as of December 29, 2020 (incorporated by reference from the Company’s Current Report on Form 8-K, filed on December 30, 2020).**

3.1

Amended and Restated Certificate of Incorporation of the Company, as amended through May 6, 2016 (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016).**

3.2	Third Amended and Restated Bylaws of the Company, as amended through June 22, 2018 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2018).**

4.1

See Amended and Restated Certificate of Incorporation of the Company, as amended, and Third Amended and Restated Bylaws of the Company, as amended, relating to the Common Stock, Exhibits 3.1 and 3.2 above

4.2

Certificate of Designations, dated June 25, 1998, relating to the 9.0% Series A Cumulative Redeemable Preferred Stock (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).*

4.3

Certificate of Designation, dated April 30, 1999, relating to the Series 1999 Junior Participating Preferred Stock (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).*

4.4

Terms of Series J Special Common Units of the Operating Partnership, pursuant to Article 4.4 of the Second Amended and Restated Partnership Agreement of the Operating Partnership (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).*

4.5

Certificate of Designations, dated June 11, 2002, relating to the 8.75% Series B Cumulative Redeemable Preferred Stock (incorporated by reference from the Company's Current Report on Form 8-K, dated June 10, 2002, filed on June 17, 2002).*

4.6

Acknowledgment Regarding Issuance of Partnership Interests and Assumption of Partnership Agreement (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).*

4.7

Certificate of Designations, dated August 13, 2003, relating to the 7.75% Series C Cumulative Redeemable Preferred Stock (incorporated by reference from the Company's Registration Statement on Form 8-A, filed on August 21, 2003).*

4.8

Certificate of Correction of the Certificate of Designations relating to the 7.75% Series C Cumulative Redeemable Preferred Stock (incorporated by reference from the Company's Registration Statement on Form 8-A, filed on December 10, 2004).*

4.9

Certificate of Designations, dated December 10, 2004, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (incorporated by reference from the Company's Registration Statement on Form 8-A, filed on December 10, 2004).*

4.9.1

Amended and Restated Certificate of Designations, dated February 25, 2010, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (incorporated by reference from the Company's Current Report on Form 8-K, filed on March 1, 2010).*

4.9.2

Second Amended and Restated Certificate of Designations, dated October 14, 2010, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (incorporated by reference from the Company's Current Report on Form 8-K, filed on October 18, 2010).*

4.10

Certificate of Designations, dated October 1, 2012, relating to the 6.625% Series E Cumulative Redeemable Preferred Stock (incorporated by reference from the Company's Registration Statement on Form 8-A, filed on October 1, 2012).*

4.11

Terms of the Series S Special Common Units of the Operating Partnership, pursuant to the Third Amendment to the Second Amended and Restated Partnership Agreement of the Operating Partnership   (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).*

4.12

Terms of the Series L Special Common Units of the Operating Partnership, pursuant to the Fourth Amendment to the Second Amended and Restated Partnership Agreement of the Operating Partnership    (incorporated by reference from the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2005).*

4.13

Terms of the Series K Special Common Units of the Operating Partnership, pursuant to the First Amendment to the Third Amended and Restated Partnership Agreement of the Operating Partnership   (incorporated by reference from the Company's Current Report on Form 8-K, filed on November 22, 2005).*

4.14.1

Indenture dated as of November 26, 2013, among CBL & Associates Limited Partnership, CBL & Associates Properties, Inc. and U.S. Bank National Association (incorporated by reference from the Company's Current Report on Form 8-K, dated and filed on November 26, 2013).**

4.14.2

First Supplemental Indenture, dated as of November 26, 2013, among CBL & Associates Limited Partnership, CBL & Associates Properties, Inc. and U.S. Bank National Association (incorporated by reference from the Company's Current Report on Form 8-K, dated and filed on November 26, 2013).**

4.14.3

Second Supplemental Indenture, dated as of December 13, 2016, among CBL & Associates Limited Partnership, CBL & Associates Properties, Inc. and U.S. Bank National Association (incorporated by reference from the Company’s Current Report on Form 8-K, filed December 13, 2016).**

4.14.4

Third Supplemental Indenture, dated as of January 30, 2019, among CBL & Associates Limited Partnership, CBL & Associates Properties, Inc. and U.S. Bank National Association (incorporated by reference from the Company’s Current Report on Form 8-K, filed February 5, 2019).**

4.14.5

Limited Guarantee, dated as of November 26, 2013, of CBL & Associates Properties, Inc. (incorporated by reference from the Company's Current Report on Form 8-K, dated and filed on November 26, 2013).**

4.14.6

Subsidiary Guarantee, dated as of January 30, 2019, among the Subsidiaries of CBL & Associates Limited Partnership (incorporated by reference from the Company’s Current Report on Form 8-K, filed February 5, 2019).**

4.14.7	Global Note evidencing the 5.250% Senior Notes Due 2023 (incorporated by reference from the Company's Current Report on Form 8-K, dated and filed on November 26, 2013).**

4.14.8	Global Note evidencing the 4.60% Senior Notes Due 2024 (incorporated by reference from the Company’s Current Report on Form 8-K, filed October 8, 2014).**

4.14.9	Global Note evidencing the 5.950% Senior Notes Due 2026 (incorporated by reference from the Company’s Current Report on Form 8-K, filed December 13, 2016).**

4.14.10	Global Note evidencing the additional offering of 5.950% Senior Notes Due 2026 (incorporated by reference from the Company's Current Report on Form 8-K, filed on September 1, 2017).**

4.15	Description of Securities (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020).**

10.1.1

Fourth Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated November 2, 2010 (incorporated by reference from the Company's Current Report on Form 8-K, filed on November 5, 2010).*

10.1.2

Certificate of Designation, dated October 1, 2012, relating to the 6.625% Series E Cumulative Preferred Units (incorporated by reference from the Company's Current Report on Form 8-K, filed on October 5, 2012).*

10.2.1	CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (incorporated by reference from the Company's Current Report on Form 8-K, filed on May 10, 2012).*

10.2.2

Original Form of Stock Restriction Agreement for Restricted Stock Awards under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012).*

10.2.3

Form of Stock Restriction Agreement for Restricted Stock Awards under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan (effective May 2013)† (incorporated by reference from the Company's Current Report on Form 8-K, filed on May 17, 2013).*

10.2.4	Amendment No. 1 to CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).**

10.2.5	Amendment No. 2 to CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (incorporated by reference from the Company's Current Report on Form 8-K, filed on May 12, 2017).*

10.2.6	Amendment No. 3 to CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 14, 2020).**

10.2.7

Form of Performance Stock Unit Award Agreement under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 27, 2015).**

10.2.8

Form of Named Executive Officer Stock Restriction Agreement under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 27, 2015).**

10.2.9

CBL & Associates Properties, Inc. Named Executive Officer Annual Incentive Compensation Plan (AIP) (Fiscal Year 2017)† (incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 13, 2017.**

10.2.10

CBL & Associates, Properties, Inc. Named Executive Officer Annual Incentive Compensation Plan (AIP) (Fiscal Year 2018)† (incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 16, 2018).**

10.2.11

CBL & Associates, Properties, Inc. Named Executive Officer Annual Incentive Compensation Plan (AIP) (Fiscal Year 2019)† (incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 15, 2019).**

10.2.12

Revised Form of Performance Stock Unit Award Agreement Under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 16, 2018).**

10.2.13

Revised Form of Named Executive Officer Stock Restriction Agreement Under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan† (incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 16, 2018).**

10.2.14

Retirement and General Release Agreement, dated September 27, 2018, between the Company and Gus Stephas† (incorporated by reference from the Company's Current Report on Form 8-K, filed on October 3, 2018).**

10.2.15

Revised Form of Performance Stock Unit Award Agreement under CBL & Associates Properties, Inc. 2012 Stock Incentive Plan (for awards in 2020 and subsequent years).† (incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 14, 2020).**

10.2.16

CBL & Associates Properties, Inc. Named Executive Officer Annual Incentive Compensation Plan (AIP) (Fiscal Year 2020).† (incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 14, 2020).**

10.2.17	Form of Executive Employment Agreements† (incorporated by reference from the Company’s Current Report on Form 8-K, filed on August 19, 2020).**

10.2.18	Form of Executive Retention Bonus Agreement† (incorporated by reference from the Company’s Current Report on Form 8-K, filed on August 19, 2020).**

10.2.19	Form of Amended and Restated Retention Bonus Agreement for the Chairman of the Board†. (incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 2, 2020).**

10.2.20

Form of Amended and Restated Retention Bonus Agreement for the Company’s NEOs Other Than the Chairman of the Board†. (incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 2, 2020).**

10.3.1

Form of Indemnification Agreements between the Company and the Management Company and their officers and directors, for agreements executed prior to 2013 (incorporated by reference to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 33-67372), as filed with the Commission on October 5, 1993. Exhibit originally filed in paper format and as such, a hyperlink is not available).*

10.3.2

Form of Indemnification Agreements between the Company and the Management Company and their officers and directors, for agreements executed in 2013 and subsequent years (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).**

10.4.1	Summary Description of CBL & Associates Properties, Inc. Director Compensation Arrangements†

10.4.2	CBL & Associates Properties, Inc. Tier III Post-65 Retiree Program† (incorporated by reference from the Company's Current Report on Form 8-K, filed on November 9, 2012).*

10.4.3	Summary Description of Director Compensation Arrangements for Scott D. Vogel† (incorporated by reference from the Company’s Current Report on Form 8-K, filed on October 8, 2020).**

10.5

Option Agreement relating to Outparcels (incorporated by reference to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 33-67372), as filed with the Commission on January 27, 1994. Exhibit originally filed in paper format and as such, a hyperlink is not available).*

10.6

Share Ownership Agreement by and among the Company and its related parties and the Jacobs entities, dated as of January 31, 2001 (incorporated by reference from the Company's Current Report on Form 8-K, filed on February 6, 2001).*

10.7

Amended and Restated Limited Liability Company Agreement of JG Gulf Coast Town Center LLC by and between JG Gulf Coast Member LLC, an Ohio limited liability company and CBL/Gulf Coast, LLC, a Florida limited liability company, dated April 27, 2005 (incorporated by reference from the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2005).*

10.8.1

Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Oak Park Mall named therein, dated as of October 17, 2005 (incorporated by reference from the Company's Current Report on Form 8-K, filed on November 22, 2005).*

10.8.2

First Amendment to Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Oak Park Mall named therein, dated as of November 8, 2005 (incorporated by reference from the Company's Current Report on Form 8-K, filed on November 22, 2005).*

10.8.3

Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Eastland Mall named therein, dated as of October 17, 2005 (incorporated by reference from the Company's Current Report on Form 8-K, filed on November 22, 2005).*

10.8.4

First Amendment to Contribution Agreement and Joint  Escrow Instructions between the Company and the owners of Eastland Mall named therein, dated as of November 8, 2005 (incorporated by reference from the Company's Current Report on Form 8-K, filed on November 22, 2005).*

10.8.5

Purchase and Sale Agreement and Joint Escrow Instructions between the Company and the owners of Hickory Point Mall named therein, dated as of October 17, 2005 (incorporated by reference from the Company's Current Report on Form 8-K, filed on November 22, 2005).*

10.8.6

Purchase and Sale Agreement and Joint Escrow Instructions between the Company and the owner of Eastland Medical Building, dated as of October 17, 2005 (incorporated by reference from the Company's Current Report on Form 8-K, filed on November 22, 2005).*

10.8.7

Letter Agreement, dated as of October 17, 2005, between the Company and the other parties to the acquisition agreements listed above for Oak Park Mall, Eastland Mall, Hickory Point Mall and Eastland Medical Building (incorporated by reference from the Company's Current Report on Form 8-K, filed on November 22, 2005).*

10.9.1

Master Transaction Agreement by and among REJ Realty LLC, JG Realty Investors Corp., JG Manager LLC, JG North Raleigh L.L.C., JG Triangle Peripheral South LLC, and the Operating Partnership, effective October 24, 2005 (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).*

10.9.2

Amended and Restated Limited Liability Company Agreement of Triangle Town Member, LLC by and among CBL Triangle Town Member, LLC and REJ Realty LLC, JG Realty Investors Corp. and JG Manager LLC, effective as of November 16, 2005 (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).*

10.10.1

Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and Cantor Fitzgerald & Co. (incorporated by reference from the Company's Current Report on Form 8-K, filed on March 1, 2013).*

10.10.2

Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and J.P. Morgan Securities LLC (incorporated by reference from the Company's Current Report on Form 8-K, filed on March 1, 2013).*

10.10.3

Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and KeyBanc Capital Markets Inc. (incorporated by reference from the Company's Current Report on Form 8-K, filed on March 1, 2013).*

10.10.4

Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and RBC Capital Markets, LLC (incorporated by reference from the Company's Current Report on Form 8-K, filed on March 1, 2013).*

10.10.5

Controlled Equity OfferingSM Sales Agreement, dated March 1, 2013, by and between CBL & Associates Properties, Inc. and Wells Fargo Securities, LLC (incorporated by reference from the Company's Current Report on Form 8-K, filed on March 1, 2013).*

10.11.1

Credit Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et. al., dated January 30, 2019 (incorporated by reference from the Company's Current Report on Form 8-K, filed on March 1, 2013).*

10.12

Agreement dated November 1, 2019, by and among CBL & Associates Properties, Inc., Exeter Capital Investors, L.P., Exeter Capital GP LLC, WEM Exeter LLC and Michael L. Ashner (incorporated by reference from the Company's Current Report on Form 8-K, filed on March 1, 2013).*

10.13

Settlement Agreement and Release, by and between the Company, the Operating Partnership, the Management Company, JG Gulf Coast Town Center LLC and Wave Lengths Hair Salons of Florida, Inc. d/b/a Salon Adrian, as approved by the U.S. District Court for the Middle District of Florida on August 22, 2019 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q/A, filed on December 20, 2019).**

10.14.1

Forbearance Agreement, dated as of June 30, 2020, by and among CBL & Associates Limited Partnership, each of the subsidiary guarantors party thereto, CBL & Associates Properties, Inc., and each of the beneficial owners and/or investment advisors or managers of discretionary funds, accounts or other entities for the holders or beneficial owners of the 2023 Notes (incorporated by reference from the Company’s Current Report on Form 8-K, filed on July 1, 2020).**

10.14.2

Amendment to Forbearance Agreement, dated as of July 15, 2020, by and among CBL & Associates Limited Partnership, each of the subsidiary guarantors party thereto, CBL & Associates Properties, Inc., and each of the beneficial owners and/or investment advisors or managers of discretionary funds, accounts or other entities for the holders or beneficial owners of the 2023 Notes (incorporated by reference from the Company’s Current Report on Form 8-K, filed on July 16, 2020).**

10.14.3

Second Amendment to Forbearance Agreement, dated as of July 22, 2020, by and among CBL & Associates Limited Partnership, each of the subsidiary guarantors party thereto, CBL & Associates Properties, Inc., and each of the beneficial owners and/or investment advisors or managers of discretionary funds, accounts or other entities for the holders or beneficial owners of the 2023 Notes (incorporated by reference from the Company’s Current Report on Form 8-K, filed on July 23, 2020).**

10.15.1

Forbearance Agreement, dated as of June 30, 2020, by and among CBL & Associates Limited Partnership, each of the subsidiary guarantors and pledgors party thereto, CBL & Associates Properties, Inc. and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference from the Company’s Current Report on Form 8-K, filed on July 1, 2020).**

10.15.2

Amendment to Forbearance Agreement, dated as of July 15, 2020, by and among CBL & Associates Limited Partnership, each of the subsidiary guarantors and pledgors party thereto, CBL & Associates Properties, Inc. and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference from the Company’s Current Report on Form 8-K, filed on July 16, 2020).**

10.15.3

Second Amendment to Forbearance Agreement, dated as of July 22, 2020, by and among CBL & Associates Limited Partnership, each of the subsidiary guarantors and pledgors party thereto, CBL & Associates Properties, Inc. and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference from the Company’s Current Report on Form 8-K, filed on July 23, 2020).**

10.15.4

Third Amendment to Forbearance Agreement, dated as of July 29, 2020, by and among CBL & Associates Limited Partnership, each of the subsidiary guarantors and pledgors party thereto, CBL & Associates Properties, Inc. and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference from the Company’s Current Report on Form 8-K, filed on July 30, 2020).**

10.16.1

Forbearance Agreement, dated as of July 15, 2020, by and among CBL & Associates Limited Partnership, each of the subsidiary guarantors party thereto, CBL & Associates Properties, Inc., and each of the beneficial owners and/or investment advisors or managers of discretionary funds, accounts or other entities for the holders or beneficial owners of the 2026 Notes (incorporated by reference from the Company’s Current Report on Form 8-K, filed on July 16, 2020).**

10.16.2

Amendment to Forbearance Agreement, dated as of July 22, 2020, by and among CBL & Associates Limited Partnership, each of the subsidiary guarantors party thereto, CBL & Associates Properties, Inc., and each of the beneficial owners and/or investment advisors or managers of discretionary funds, accounts or other entities for the holders or beneficial owners of the 2026 Notes (incorporated by reference from the Company’s Current Report on Form 8-K, filed on July 23, 2020).**

10.17.1

Restructuring Support Agreement, dated as of August 18, 2020, between the Operating Partnership, REIT, Subsidiary Guarantors and Consenting Holders (incorporated by reference from the Company’s Current Report on Form 8-K, filed on August 19, 2020).**

10.17.2

First Amended and Restated Restructuring Support Agreement, dated as of March 21, 2021, between the Operating Partnership, REIT, Subsidiary Guarantors and Consenting Stakeholders (incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 22, 2021).**

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

Dated: April 8, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles B. Lebovitz	Chairman of the Board	April 8, 2021
Charles B. Lebovitz

/s/ Stephen D. Lebovitz	Director and Chief Executive Officer (Principal Executive Officer)	April 8, 2021
Stephen D. Lebovitz

/s/ Farzana Khaleel	Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	April 8, 2021
Farzana Khaleel

/s/ A. Larry Chapman*	Director	April 8, 2021
A. Larry Chapman

/s/ Matthew S. Dominski*	Director	April 8, 2021
Matthew S. Dominski

/s/ John D. Griffith*	Director	April 8, 2021
John D. Griffith

/s/ Richard J. Lieb*	Director	April 8, 2021
Richard J. Lieb

/s/ Kathleen M. Nelson*	Director	April 8, 2021
Kathleen M. Nelson
/s/ Scott D. Vogel*	Director	April 8, 2021
Scott D. Vogel
/s/ Carolyn B. Tiffany*	Director	April 8, 2021
Carolyn B. Tiffany

*By: /s/ Farzana Khaleel	Attorney-in-Fact	April 8, 2021
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

Dated: April 8, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles B. Lebovitz	Chairman of the Board of CBL Holdings I, Inc., general partner of the Registrant	April 8, 2021
Charles B. Lebovitz

/s/ Stephen D. Lebovitz	Director and Chief Executive Officer of CBL Holdings I, Inc., general partner of the Registrant (Principal Executive Officer)	April 8, 2021
Stephen D. Lebovitz

/s/ Farzana Khaleel	Executive Vice President - Chief Financial Officer and Treasurer of CBL Holdings, I, Inc., general partner of the Registrant (Principal Financial Officer and Principal Accounting Officer)	April 8, 2021
Farzana Khaleel