Form 10-Q
period 2021-03-31
CBL & ASSOCIATES PROPERTIES INC; CBL & ASSOCIATES LIMITED PARTNERSHIP
filed 2021-05-17
CIK 910612, 915140

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

As of May 11, 2021, there were 196,458,778 shares of CBL & Associates Properties, Inc.'s common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE

(Dollars in thousands, except share data)

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2021 of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the "Company" mean CBL & Associates Properties, Inc. and its subsidiaries. References to the "Operating Partnership" mean CBL & Associates Limited Partnership and its subsidiaries. The terms "we," "us" and "our" refer to the Company or the Company and the Operating Partnership collectively, as the context requires.

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

The Company is a real estate investment trust ("REIT") whose stock was traded on the New York Stock Exchange (“NYSE”) prior to the NYSE’s announcement on November 2, 2020, that it had suspended trading in the Company’s stock due to “abnormally low” trading price levels and had determined to commence proceedings to delist the Company’s stock. As discussed further under Delisting of Common Stock and Depositary Shares in Note 2 herein, the Company has appealed this decision in accordance with NYSE rules, and in the meantime the Company’s stock is trading on the OTC Markets, operated by the OTC Markets Group, Inc. The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At March 31, 2021, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 96.5% limited partner interest for a combined interest held by the Company of 97.5%.

As the sole general partner of the Operating Partnership, the Company's subsidiary, CBL Holdings I, Inc., has exclusive control of the Operating Partnership's activities. Management operates the Company and the Operating Partnership as one business. The management of the Company consists of the same individuals that manage the Operating Partnership. The Company's only material asset is its indirect ownership of partnership interests of the Operating Partnership. As a result, the Company conducts substantially all its business through the Operating Partnership as described in the preceding paragraph. The Company also issues public equity from time to time and guarantees certain debt of the Operating Partnership. The Operating Partnership holds all the assets and indebtedness of the Company and, through affiliates, retains the ownership interests in the Company's joint ventures. Except for the net proceeds of offerings of equity by the Company, which are contributed to the Operating Partnership in exchange for partnership units on a one-for-one basis, the Operating Partnership generates all remaining capital required by the Company's business through its operations and its incurrence of indebtedness.

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
•

certain accompanying notes to condensed consolidated financial statements, including Note 8 - Unconsolidated Affiliates and Noncontrolling Interests; Note 9 - Mortgage and Other Indebtedness, Net; and Note 11 - Earnings per Share and Earnings per Unit;

•	controls and procedures in Item 4 of Part I of this report;
•	information concerning unregistered sales of equity securities and use of proceeds in Item 2 of Part II of this report; and
•	certifications of the Chief Executive Officer and Chief Financial Officer included as Exhibits 31.1 through 32.4.

CBL & Associates Properties, Inc.

CBL & Associates Limited Partnership

(Debtors-In-Possession)

PART I – FINANCIAL INFORMATION

ITEM 1: Financial Statements

CBL & Associates Properties, Inc.

(Debtors-In-Possession)

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

ASSETS (1)	March 31, 2021	December 31, 2020
Real estate assets:
Land	$662,045	$695,711
Buildings and improvements	4,966,381	5,135,074
	5,628,426	5,830,785
Accumulated depreciation	(2,229,137)	(2,241,421)
	3,399,289	3,589,364
Developments in progress	31,284	28,327
Net investment in real estate assets	3,430,573	3,617,691
Cash and cash equivalents	84,655	61,781
Available-for-sale securities - at fair value (amortized cost of $232,774 and $233,053 as of March 31, 2021 and December 31, 2020, respectively)	232,795	233,071
Receivables:
Tenant	80,590	103,655
Other	8,026	5,958
Mortgage and other notes receivable	2,113	2,337
Investments in unconsolidated affiliates	271,764	279,355
Intangible lease assets and other assets	169,671	139,892
	$4,280,187	$4,443,740
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness, net	$1,036,970	$1,184,831
Accounts payable and accrued liabilities	185,723	173,387
Total liabilities not subject to compromise (1)	1,222,693	1,358,218

Liabilities subject to compromise	2,551,354	2,551,490

Commitments and contingencies (Note 9 and Note 12)
Redeemable noncontrolling interests	(478)	(265)
Shareholders' equity:
Preferred Stock, $.01 par value, 15,000,000 shares authorized:
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding	18	18
6.625% Series E Cumulative Redeemable Preferred Stock, 690,000 shares outstanding	7	7
Common stock, $.01 par value, 350,000,000 shares authorized, 196,458,778 and 196,569,917 issued and outstanding in 2021 and 2020, respectively	1,965	1,966
Additional paid-in capital	1,986,666	1,986,269
Accumulated other comprehensive income	21	18
Dividends in excess of cumulative earnings	(1,483,198)	(1,456,435)
Total shareholders' equity	505,479	531,843
Noncontrolling interests	1,139	2,454
Total equity	506,618	534,297
	$4,280,187	$4,443,740

(1)

As of March 31, 2021, includes $266,669 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $132,762 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 8.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

(Debtors-In-Possession)

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
REVENUES:
Rental revenues	$128,175	$161,173
Management, development and leasing fees	1,659	2,092
Other	3,350	4,309
Total revenues	133,184	167,574
EXPENSES:
Property operating	(21,802)	(25,709)
Depreciation and amortization	(48,112)	(55,902)
Real estate taxes	(16,551)	(18,448)
Maintenance and repairs	(10,781)	(11,208)
General and administrative	(12,612)	(17,836)
Loss on impairment	(57,182)	(133,644)
Litigation settlement	858	—
Other	—	(158)
Total expenses	(166,182)	(262,905)
OTHER INCOME (EXPENSES):
Interest and other income	776	2,397
Interest expense (unrecognized contractual interest expense was $44,764 for the three months ended March 31, 2021)	(24,130)	(46,992)
Gain on deconsolidation	55,131	—
Gain (loss) on sales of real estate assets	(299)	140
Reorganization items	(22,933)	—
Income tax provision	(751)	(526)
Equity in earnings (losses) of unconsolidated affiliates	(3,076)	1,018
Total other income (expenses)	4,718	(43,963)
Net loss	(28,280)	(139,294)
Net loss attributable to noncontrolling interests in:
Operating Partnership	698	16,414
Other consolidated subsidiaries	819	207
Net loss attributable to the Company	(26,763)	(122,673)
Preferred dividends undeclared	—	(11,223)
Net loss attributable to common shareholders	$(26,763)	$(133,896)
Basic and diluted per share data attributable to common shareholders:
Net loss attributable to common shareholders	$(0.14)	$(0.75)
Weighted-average common and potential dilutive common shares outstanding	196,509	179,133

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

(Debtors-In-Possession)

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(28,280)	$(139,294)

Other comprehensive income:
Unrealized gain on available-for-sale securities	21	22

Comprehensive loss	(28,259)	(139,272)
Comprehensive loss attributable to noncontrolling interests in:
Operating Partnership	698	16,412
Other consolidated subsidiaries	819	207
Comprehensive loss attributable to the Company:	$(26,742)	$(122,653)

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

(Debtors-In-Possession)

Condensed Consolidated Statements of Equity

(In thousands, except share data)

(Unaudited)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	$2,160	$25	$1,741	$1,965,897	$—	$(1,161,351)	$806,312	$55,553	$861,865
Net loss	(1,158)	—	—	—	—	(122,673)	(122,673)	(15,463)	(138,136)
Other comprehensive income	—	—	—	—	22	—	22	—	22
Conversion of 16,333,947 Operating Partnership common units into shares of common stock	—	—	163	20,888	—	—	21,051	(21,051)	—
Issuance of 1,633,345 shares of common stock and restricted common stock	—	—	17	520	—	—	537	—	537
Cancellation of 116,781 shares of restricted common stock	—	—	(1)	(96)	—	—	(97)	—	(97)
Amortization of deferred compensation	—	—	—	633	—	—	633	—	633
Performance stock units	—	—	—	390	—	—	390	—	390
Adjustment for noncontrolling interests	60	—	—	(10,341)	—	—	(10,341)	10,281	(60)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(731)	(731)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	668	668
Balance, March 31, 2020	$1,062	$25	$1,920	$1,977,891	$22	$(1,284,024)	$695,834	$29,257	$725,091

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2020	$(265)	$25	$1,966	$1,986,269	$18	$(1,456,435)	$531,843	$2,454	$534,297
Net loss	(213)	—	—	—	—	(26,763)	(26,763)	(1,304)	(28,067)
Other comprehensive income	—	—	—	—	3	—	3	—	3
Cancellation of 111,139 shares of restricted common stock	—	—	(1)	—	—	—	(1)	—	(1)
Amortization of deferred compensation	—	—	—	304	—	—	304	—	304
Performance stock units	—	—	—	93	—	—	93	—	93
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(11)	(11)
Balance, March 31, 2021	$(478)	$25	$1,965	$1,986,666	$21	$(1,483,198)	$505,479	$1,139	$506,618

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

(Debtors-In-Possession)

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,280)	$(139,294)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	48,112	55,902
Net amortization of deferred financing costs, premiums on available-for-sale securities and debt premiums and discounts	923	1,990
Net amortization of intangible lease assets and liabilities	58	(687)
(Gain) loss on sales of real estate assets	299	(140)
Gain on insurance proceeds	—	(511)
Gain on deconsolidation	(55,131)	—
Write-off of development projects	—	158
Share-based compensation expense	395	1,545
Loss on impairment	57,182	133,644
Equity in (earnings) losses of unconsolidated affiliates	3,076	(1,018)
Distributions of earnings from unconsolidated affiliates	2,566	4,235
Change in estimate of uncollectable revenues	6,486	2,312
Change in deferred tax accounts	—	(239)
Changes in:
Tenant and other receivables	11,017	1,424
Other assets	(8,115)	(3,746)
Accounts payable and accrued liabilities	24,181	(16,847)
Net cash provided by operating activities	62,769	38,728
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(6,865)	(22,760)
Proceeds from sales of real estate assets	2,510	520
Purchase of available-for-sale securities	(136,392)	(153,193)
Redemption of available-for-sale securities	135,987	—
Proceeds from insurance	—	600
Payments received on mortgage and other notes receivable	224	503
Additional investments in and advances to unconsolidated affiliates	57	(2,679)
Distributions in excess of equity in earnings of unconsolidated affiliates	2,279	4,668
Changes in other assets	(364)	(290)
Net cash used in investing activities	(2,564)	(172,631)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	—	365,000
Principal payments on mortgage and other indebtedness	(13,732)	(103,582)
Additions to deferred financing costs	(16)	(1,300)
Proceeds from issuances of common stock	—	3
Contributions from noncontrolling interests	—	668
Payment of tax withholdings for restricted stock awards	(1)	(87)
Distributions to noncontrolling interests	(11)	(731)
Net cash provided by (used in) financing activities	(13,760)	259,971
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	46,445	126,068
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	121,722	59,058
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$168,167	$185,126
Reconciliation from condensed consolidated statements of cash flows to condensed consolidated balance sheets:
Cash and cash equivalents	$84,655	$159,117
Restricted cash (1):
Restricted cash	61,146	175
Mortgage escrows	22,366	25,834
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$168,167	$185,126

SUPPLEMENTAL INFORMATION
Cash paid for interest, net of amounts capitalized	$14,055	$25,321
Cash paid for reorganization items	$12,044	$—
(1)	Included in intangible lease assets and other assets in the condensed consolidated balance sheets.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership

(Debtors-In-Possession)

Condensed Consolidated Balance Sheets

(In thousands, except unit data)

(Unaudited)

ASSETS (1)	March 31, 2021	December 31, 2020
Real estate assets:
Land	$662,045	$695,711
Buildings and improvements	4,966,381	5,135,074
	5,628,426	5,830,785
Accumulated depreciation	(2,229,137)	(2,241,421)
	3,399,289	3,589,364
Developments in progress	31,284	28,327
Net investment in real estate assets	3,430,573	3,617,691
Cash and cash equivalents	84,646	61,772
Available-for-sale securities - at fair value (amortized cost of $232,774 and $233,053 as of March 31, 2021 and December 31, 2020, respectively)	232,795	233,071
Receivables:
Tenant	80,590	103,655
Other	7,977	5,910
Mortgage and other notes receivable	2,113	2,337
Investments in unconsolidated affiliates	272,291	279,884
Intangible lease assets and other assets	169,552	139,772
	$4,280,537	$4,444,092
LIABILITIES, REDEEMABLE INTERESTS AND CAPITAL
Mortgage and other indebtedness, net	$1,036,970	$1,184,831
Accounts payable and accrued liabilities	185,795	173,458
Total liabilities not subject to compromise (1)	1,222,765	1,358,289

Liabilities subject to compromise	2,551,354	2,551,490

Commitments and contingencies (Note 9 and Note 12)
Redeemable common units	(478)	(265)
Partners' capital:
Preferred units	565,212	565,212
Common units:
General partner	(609)	(339)
Limited partners	(59,956)	(33,371)
Accumulated other comprehensive income	21	18
Total partners' capital	504,668	531,520
Noncontrolling interests	2,228	3,058
Total capital	506,896	534,578
	$4,280,537	$4,444,092

(1)

As of March 31, 2021, includes $266,669 of assets related to consolidated variable interest entities that can only be used to settle obligations of the consolidated variable interest entities and $132,762 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Operating Partnership. See Note 8.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership

(Debtors-In-Possession)

Condensed Consolidated Statements of Operations

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
REVENUES:
Rental revenues	$128,175	$161,173
Management, development and leasing fees	1,659	2,092
Other	3,350	4,309
Total revenues	133,184	167,574
EXPENSES:
Property operating	(21,802)	(25,709)
Depreciation and amortization	(48,112)	(55,902)
Real estate taxes	(16,551)	(18,448)
Maintenance and repairs	(10,781)	(11,208)
General and administrative	(12,612)	(17,836)
Loss on impairment	(57,182)	(133,644)
Litigation settlement	858	—
Other	—	(158)
Total expenses	(166,182)	(262,905)
OTHER INCOME (EXPENSES):
Interest and other income	776	2,397
Interest expense (unrecognized contractual interest expense was $44,764 for the three months ended March 31, 2021)	(24,130)	(46,992)
Gain on deconsolidation	55,131	—
Gain (loss) on sales of real estate assets	(299)	140
Reorganization items	(22,933)	—
Income tax provision	(751)	(526)
Equity in earnings (losses) of unconsolidated affiliates	(3,076)	1,018
Total other income (expenses)	4,718	(43,963)
Net loss	(28,280)	(139,294)
Net loss attributable to noncontrolling interests	819	207
Net loss attributable to the Operating Partnership	(27,461)	(139,087)
Distributions to preferred unitholders undeclared	—	(11,223)
Net loss attributable to common unitholders	$(27,461)	$(150,310)
Basic and diluted per unit data attributable to common unitholders:
Net loss attributable to common unitholders	$(0.14)	$(0.75)
Weighted-average common and potential dilutive common units outstanding	201,627	201,258

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership

(Debtors-In-Possession)

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(28,280)	$(139,294)

Other comprehensive income:
Unrealized gain on available-for-sale securities	21	22

Comprehensive loss	(28,259)	(139,272)
Comprehensive loss attributable to noncontrolling interests	819	207
Comprehensive loss attributable to the Operating Partnership:	$(27,440)	$(139,065)

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership

(Debtors-In-Possession)

Condensed Consolidated Statements of Capital

(In thousands)

(Unaudited)

		Number of			Common Units
	Redeemable Common Units	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Income	Total Partner's Capital	Noncontrolling Interests	Total Capital
Balance, December 31, 2019	$2,160	25,050	200,189	$565,212	$2,765	$270,216	$—	$838,193	$23,961	$862,154
Net loss	(1,158)	—	—	—	(1,406)	(136,523)	—	(137,929)	(207)	(138,136)
Other comprehensive income	—	—	—	—	—	—	22	22	—	22
Issuances of common units	—	—	1,633	—	—	536	—	536	—	536
Cancellation of restricted common units	—	—	(116)	—	—	(97)	—	(97)	—	(97)
Performance stock units	—	—	—	—	4	386	—	390	—	390
Amortization of deferred compensation	—	—	—	—	18	615	—	633	—	633
Allocation of partners' capital	60	—	—	—	(1)	(64)	—	(65)	—	(65)
Adjustment to record redeemable interests at redemption value	—	—	—	—	(8)	8	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(731)	(731)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	668	668
Balance, March 31, 2020	$1,062	25,050	201,706	$565,212	$1,372	$135,077	$22	$701,683	$23,691	$725,374

		Number of			Common Units
	Redeemable Common Units	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Income	Total Partner's Capital	Noncontrolling Interests	Total Capital
Balance, December 31, 2020	$(265)	25,050	201,688	$565,212	$(339)	$(33,371)	$18	$531,520	$3,058	$534,578
Net loss	(213)	—	—	—	(277)	(26,971)	—	(27,248)	(819)	(28,067)
Other comprehensive income	—	—	—	—	—	—	3	3	—	3
Cancellation of restricted common units	—	—	(111)	—	—	(1)	—	(1)	—	(1)
Amortization of deferred compensation	—	—	—	—	3	300	—	303	—	303
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(11)	(11)
Performance stock units	—	—	—	—	4	87	—	91	—	91
Balance, March 31, 2021	$(478)	25,050	201,577	$565,212	$(609)	$(59,956)	$21	$504,668	$2,228	$506,896

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership

(Debtors-In-Possession)

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,280)	$(139,294)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	48,112	55,902
Net amortization of deferred financing costs, premiums on available-for-sale securities and debt premiums and discounts	923	1,990
Net amortization of intangible lease assets and liabilities	58	(687)
(Gain) loss on sales of real estate assets	299	(140)
Gain on insurance proceeds	—	(511)
Gain on deconsolidation	(55,131)	—
Write-off of development projects	—	158
Share-based compensation expense	395	1,545
Loss on impairment	57,182	133,644
Equity in (earnings) losses of unconsolidated affiliates	3,076	(1,018)
Distributions of earnings from unconsolidated affiliates	2,566	4,235
Change in estimate of uncollectable revenues	6,486	2,312
Change in deferred tax accounts	—	(239)
Changes in:
Tenant and other receivables	11,017	1,424
Other assets	(8,115)	(3,746)
Accounts payable and accrued liabilities	24,181	(16,851)
Net cash provided by operating activities	62,769	38,724
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(6,865)	(22,760)
Proceeds from sales of real estate assets	2,510	520
Purchase of available-for-sale securities	(136,392)	(153,193)
Redemption of available-for-sale securities	135,987	—
Proceeds from insurance	—	600
Payments received on mortgage and other notes receivable	224	503
Additional investments in and advances to unconsolidated affiliates	57	(2,679)
Distributions in excess of equity in earnings of unconsolidated affiliates	2,279	4,668
Changes in other assets	(364)	(290)
Net cash used in investing activities	(2,564)	(172,631)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	—	365,000
Principal payments on mortgage and other indebtedness	(13,732)	(103,582)
Additions to deferred financing costs	(16)	(1,300)
Proceeds from issuances of common units	—	3
Contributions from noncontrolling interests	—	668
Payment of tax withholdings for restricted stock awards	(1)	(87)
Distributions to noncontrolling interests	(11)	(731)
Net cash provided by (used in) financing activities	(13,760)	259,971
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	46,445	126,064
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	121,713	59,055
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$168,158	$185,119
Reconciliation from condensed consolidated statements of cash flows to condensed consolidated balance sheets:
Cash and cash equivalents	$84,646	$159,110
Restricted cash (1):
Restricted cash	61,146	175
Mortgage escrows	22,366	25,834
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$168,158	$185,119

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$14,055	$25,321
Cash paid for reorganization items	$12,044	$—
(1)	Included in intangible lease assets and other assets in the condensed consolidated balance sheets.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

CBL & Associates Limited Partnership

(Debtors-In-Possession)

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

As of March 31, 2021, the Operating Partnership owned interests in the following properties:

		All Other Properties
	Malls (1)	Associated Centers	Community Centers	Office Buildings and Other		Total
Consolidated Properties	49	20	1	4	(2)	74
Unconsolidated Properties (3)	12	3	5	4		24
Total	61	23	6	8		98

(1)	Category consists of regional malls, open-air centers and outlet centers (including one mixed-use center).
(2)	Includes CBL's two corporate office buildings.
(3)	The Operating Partnership accounts for these investments using the equity method because one or more of the other partners have substantive participating rights.

The Malls, All Other Properties ("Associated Centers, Community Centers, Office Buildings and Other") and the Construction Properties are collectively referred to as the “Properties” and individually as a “Property.”

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At March 31, 2021, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 96.5% limited partner interest for a combined interest held by CBL of 97.5%.

Historically, the noncontrolling interest in the Operating Partnership has been held by CBL & Associates, Inc., its shareholders and affiliates and certain senior officers of the Company (collectively "CBL's Predecessor"), all of which contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993, and by various third parties. At March 31, 2021, CBL’s Predecessor no longer owned any limited partner interest and third parties owned a 2.5% limited partner interest in the Operating Partnership. CBL's Predecessor owned 20.0 million shares of CBL’s common stock at March 31, 2021, for a total effective interest of 10.0% in the Operating Partnership.

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

Bankruptcy Accounting

The condensed consolidated financial statements included herein have been prepared as if the Company were a going concern and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 852 – Reorganizations (“ASC 852”). See Note 2 for additional details regarding the bankruptcy. As a result, the Company has segregated prepetition unsecured or under secured liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 proceedings and have classified these items as

“Liabilities subject to compromise” on the Company’s condensed consolidated balance sheets. In addition, the Company has classified all expenses that were incurred as a result of the Chapter 11 proceedings since filing as “Reorganization items” in the Company’s condensed consolidated statements of operations. In addition to expenses, reorganization items can include realized gains or losses.

COVID-19

The COVID-19 pandemic has had, and likely will continue to have, repercussions across local, national and global economies and financial markets. COVID-19 has impacted all states where the Company’s tenants operate their businesses or where the Company’s properties are located and measures taken to prevent or remediate COVID-19, including “shelter-in place” or “stay-at-home” orders or other quarantine mandates issued by local, state or federal authorities, have had an adverse effect on its business and the businesses of its tenants. The full extent of the adverse impact on, among other things, the Company’s results of operations, liquidity (including its ability to access capital markets), the possibility of future impairments of long-lived assets or its investments in unconsolidated joint ventures, its compliance with debt covenants, its ability to renew and re-lease its leased space, the outlook for the retail environment, potential bankruptcies or other store closings and its ability to develop, acquire, dispose or lease properties, is unknown and will depend on future developments, which are highly uncertain and cannot be predicted. While the majority of the most restrictive mandates have been lifted, state and local governments and other authorities are in varying stages of lifting or modifying some of the measures used to mitigate or control the spread of the virus. Even though vaccines have started to be administered, the COVID-19 pandemic could worsen at any time, which could cause new or more restrictive measures to be implemented to prevent the spread of the virus. Tenants and customers have gradually adapted to current conditions with services such as curbside pickup and increased consumer risk-tolerance, but there is no guarantee that retail will return to levels seen prior to the pandemic. The Company has experienced, and expects to continue to experience, a material adverse impact on its revenues, results of operations, and cash flows throughout 2021. The situation is unpredictable and additional impacts to the business may arise that the Company is not aware of currently.

Note 2 - Chapter 11 Cases and Ability to Continue as a Going Concern

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

The Amended RSA requires that the Company file the Amended Plan and related disclosure statement no later than 25 days following the Agreement Effective Date and under the Amended RSA the Company must seek to have the Amended Plan confirmed and declared effective no later than November 1, 2021. On April 15, 2021, the Company filed an amended Chapter 11 plan of reorganization (the “Proposed Plan”) and accompanying disclosure statement (the “Proposed Disclosure Statement”) with the Bankruptcy Court to implement the restructuring transactions. Before the Bankruptcy Court will confirm the Proposed Plan, the Bankruptcy Code requires that at least one “impaired” class of claims vote to accept the Proposed Plan. A class of claims votes to “accept” the Proposed Plan if voting creditors that hold a majority in number and two-thirds in amount of claims in that class approve the Proposed Plan. The Amended RSA requires the Consenting Stakeholders vote in favor of and support the Proposed Plan. As of the date hereof, the Consenting Bank Lenders and Consenting Noteholders each represent the requisite amount of claims necessary to accept the Proposed Plan in each of their respective classes. For the foregoing reasons, among others, the Debtors believe that they will be able to confirm the Proposed Plan in the Chapter 11 Cases. The Amended RSA provides that the ongoing litigation between the Company and the lenders of the Company’s secured credit facility (the “Bank Lenders”) arising from the prepetition enforcement actions taken by the Bank Lenders is stayed and is to be dismissed upon the Bankruptcy Court’s confirmation of the Proposed Plan.

Under the Amended RSA, the Proposed Plan provides for the elimination of more than $1,681,900 of debt and preferred obligations as well as a significant reduction in interest expense. In exchange for their approximately $1,375,000 in principal amount of senior unsecured notes and $133,000 in principal amount of the secured credit facility, Consenting Noteholders and other noteholders will receive, in the aggregate, $95,000 in cash, $555,000 of new senior secured notes, of which up to $100,000, upon election by the Consenting Noteholders, may be received in the form of new convertible secured notes and 89% in common equity of the newly reorganized Company. Certain Consenting Noteholders will also provide up to $50,000 of new money in exchange for additional convertible secured notes. The transactions outlined in the Amended RSA will be implemented in the Chapter 11 Cases and pursuant to the Proposed Plan. The Amended RSA provides that the remaining Bank Lenders, holding $983,700 in principal amount under the secured credit facility, will receive $100,000 in cash and a new $883,700 secured term loan. Existing common and preferred stakeholders are expected to receive up to 11% of common equity in the newly reorganized company. On April 29, 2021, the Company received court approval to perform under the Amended RSA.

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

Given the acceleration of the secured credit facility, the senior unsecured notes and certain property-level debt, as well as the inherent risks, unknown results and inherent uncertainties associated with the bankruptcy process and the direct correlation between these matters and the Company’s ability to satisfy its financial obligations that may arise, the Company believes that there is substantial doubt that it will continue to operate as a going concern within one year after the date these condensed consolidated financial statements are issued. The Company’s ability to continue as a going concern is contingent upon its ability to successfully implement the Proposed Plan, set forth in the Amended RSA, which is pending confirmation by the Bankruptcy Court. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the condensed consolidated financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Reorganization Items

Any expenses, gains and losses that are realized or incurred as of or subsequent to November 1, 2020, the Commencement Date, and as a direct result of the Chapter 11 Cases, are recorded in the line item “Reorganization items” in the Company’s condensed consolidated statements of operations. For the three months ended March 31, 2021, the $22,933 of reorganization items consists of $22,230 in professional fees and $703 of U.S. Trustee fees.

Liabilities Subject to Compromise

As of March 31, 2021 and December 31, 2020, the Company has reclassified $2,551,354 and $2,551,490, respectively, to the line item “Liabilities subject to compromise” in the Company’s condensed consolidated balance sheets. These liabilities are reported at the amounts expected to be allowed as claims by the Bankruptcy Court, although they may be settled for less. As of March 31, 2021, the liabilities subject to compromise consisted of $1,375,000 related to the senior unsecured notes, $675,926 related to the secured line of credit, $438,750 related to the secured term loan, $57,644 in unpaid accrued interest as of the Commencement Date and $4,034 of prepetition unsecured or under secured liabilities. As of December 31, 2020, the liabilities subject to compromise consisted of $1,375,000 related to the senior unsecured notes, $675,926 related to the secured line of credit, $438,750 related to the secured term loan, $57,644 in unpaid accrued interest as of the Commencement Date and $4,170 of prepetition unsecured or under secured liabilities.

The contractual interest expense on the senior unsecured notes and secured credit facility is in excess of recorded interest expense by $44,764 for the three months ended March 31, 2021. This excess contractual interest expense is not included as interest expense in the condensed consolidated statements of operations for the three months ended March 31, 2021 because the Company discontinued accruing interest on the senior unsecured notes and the secured credit facility subsequent to the Commencement Date in accordance with ASC 852, which limits the recognition of interest expense during a bankruptcy proceeding to only amounts that will be paid during the bankruptcy proceeding or that are probable of becoming allowed claims. The Company has not made any interest payments on its senior unsecured notes or its secured credit facility since the Chapter 11 Cases commenced on November 1, 2020.

Condensed combined financial statement information of the Debtors is as follows:

Condensed Combined Financial Statements – Debtors (Debtors-In-Possession)

Condensed Combined Balance Sheet

	March 31, 2021	December 31, 2020
ASSETS:
Investment in real estate assets	$3,946,604	$4,056,257
Accumulated depreciation	(1,527,017)	(1,544,800)
	2,419,587	2,511,457
Developments in progress	30,526	27,853
Net investment in real estate assets	2,450,113	2,539,310
Available-for-sale securities - at fair value (amortized cost of $232,774 and $233,053 as of March 31, 2021 and December 31, 2020, respectively)	232,795	233,071
Cash and cash equivalents	67,279	46,346
Restricted Cash	56,116	29,834
Intercompany due from non-debtor entities	76,648	76,095
Other assets	132,814	140,241
Total assets	$3,015,765	$3,064,897
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY:
Other liabilities	$114,374	$102,910
Intercompany due to non-debtor entities	5,253	5,062
Total liabilities not subject to compromise	119,627	107,972
Liabilities subject to compromise	2,551,354	2,551,490
Redeemable noncontrolling interests	(2,786)	(2,786)
Shareholders' equity	350,954	411,605
Noncontrolling interests	(3,384)	(3,384)
Total liabilities and owners’ equity	$3,015,765	$3,064,897

Condensed Combined Statement of Operations

Three Months Ended March 31, 2021
Total revenues	$88,473
Depreciation and amortization	(34,154)
Loss on impairment	(57,182)
Expenses	(45,391)
Interest and other income	1,788
Interest expense (unrecognized contractual interest expense was $44,764 for the three months ended March 31, 2021)	(632)
Reorganization items	(22,933)
Loss on sales of real estate assets	(299)
Income tax provision	(751)
Net loss	$(71,081)

Condensed Combined Statement of Cash Flows

CASH FLOWS FROM OPERATING ACTIVITIES:	Three Months Ended March 31, 2021
Net loss	$(71,081)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on impairment	57,182
Other assets and liabilities, net	53,954
Net cash provided by operating activities	40,055
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(136,392)
Redemption of available-for-sale securities	135,987
Changes in other assets	(2,889)
Net cash used in investing activities	(3,294)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net distributions from non-Debtor subsidiaries	10,428
Other financing activities	26
Net cash provided by financing activities	10,454
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	47,215
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	76,180
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$123,395
Reconciliation from condensed combined statement of cash flows to condensed combined balance sheet:
Cash and cash equivalents	$67,279
Restricted cash	56,116
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$123,395

SUPPLEMENTAL INFORMATION
Cash paid for reorganization items	$12,044

Note 3 – Summary of Significant Accounting Policies

Accounting Guidance Not Yet Adopted

Description	Expected Adoption Date & Application Method	Financial Statement Effect and Other Information
ASU 2020-04, Reference Rate Reform

On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions as of March 31, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period to determine the impact on its condensed consolidated financial statements.

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

The duration of the COVID-19 pandemic and its impact on the Company’s tenants’ ability to pay rents has caused uncertainty in the Company’s ongoing ability to collect rents when due. Considering the potential impact of these uncertainties, management’s collection assessment also took into consideration the type of retailer, billing disputes, lease negotiation status and executed deferral or abatement agreements, as well as recent rent collection experience and tenant bankruptcies based on the best information available to management at the time of evaluation. For the periods ended March 31, 2021 and 2020, revenues were reduced by $6,486 and $3,780, respectively, associated with uncollectable revenues, which includes the write-off of $1,679 and $1,469 for straight line rent receivables for the periods ended March 31, 2021 and 2020, respectively.

Carrying Value of Long-Lived Assets and Investment in Unconsolidated Affiliates

The Company evaluates its real estate assets and investment in unconsolidated affiliates for impairment indicators whenever events or changes in circumstances indicate that the carrying value of any of its long-lived assets or investment in unconsolidated affiliates may not be recoverable. Furthermore, this evaluation is conducted no less frequently than quarterly, irrespective of changes in circumstances. The prolonged outbreak of the COVID-19 pandemic resulted in sustained closure of the Company’s properties for a period of time during 2020, as well as the cessation of the operations of certain of its tenants, which has resulted and will likely continue to result in a reduction in the revenues and cash flows of many of its properties due to the adverse financial impacts on its tenants, as well as reductions in other sources of income generated by its properties. In addition to reduced revenues, the Company’s ability to obtain sufficient financing for such properties may be impaired as well as its ability to lease or re-lease properties as a result of worsening market and economic conditions resulting from the COVID-19 pandemic.

As of March 31, 2021, the Company’s evaluation of impairment of real estate assets considered its estimate of cash flow declines caused by the COVID-19 pandemic, but its other assumptions, including estimated hold period, were generally unchanged given the highly uncertain environment. The worsening of estimated future cash flows due to a change in the Company’s plans, policies, or views of market and economic conditions as it relates to one or more of its properties adversely impacted by the COVID-19 pandemic could result in the recognition of substantial impairment charges on its assets, which could adversely impact its financial results. For the three months ended March 31, 2021, the Company recorded impairment charges of $57,182 related to three of its malls. As of March 31, 2021, six other properties had impairment indicators; however, no additional impairment charges were recorded. For the period ended March 31, 2020, the Company recorded $133,644 of impairment charges for two of its malls and six other properties had impairment indicators as of March 31, 2020. No additional impairment charges were recorded.

As of March 31, 2021, the Company’s estimates of fair value for each investment are based on a number of assumptions that are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates, and operating costs. Future declines in the fair value of the Company’s investments in unconsolidated affiliates, including those resulting from the adverse impact of the COVID-19 pandemic on the real estate assets owned by the unconsolidated affiliates, could result in the recognition of substantial impairment charges on its investments in unconsolidated affiliates to the extent such declines are determined to be other-than-temporary. No impairments of investments in unconsolidated affiliates were recorded in the three-month periods ended March 31, 2021 and 2020.

Note 4 – Revenues

Revenues

The following table presents the Company's revenues disaggregated by revenue source:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Rental revenues (1)	$128,175	$161,173
Revenues from contracts with customers (ASC 606):
Operating expense reimbursements (2)	2,156	2,389
Management, development and leasing fees (3)	1,659	2,092
Marketing revenues (4)	301	743
	4,116	5,224

Other revenues	893	1,177
Total revenues (5)	$133,184	$167,574
(1)

Revenues from leases that commenced subsequent to December 31, 2018 are accounted for in accordance with ASC 842, Leases, whereas all leases existing prior to that date are accounted for in accordance with ASC 840.

(2)

Includes $2,069 in the Malls segment and $87 in the All Other segment for the three months ended March 31, 2021, and includes $2,321 in the Malls segment and $68 in the All Other segment for the three months ended March 31, 2020.

(3)	Included in All Other segment.
(4)	Marketing revenues solely relate to the Malls segment for all periods presented.
(5)	Sales taxes are excluded from revenues.

See Note 10 for information on the Company's segments.

Revenues from Contracts with Customers

Outstanding Performance Obligations

The Company has outstanding performance obligations related to certain noncancellable contracts with customers for which it will receive fixed operating expense reimbursements for providing certain maintenance and other services as described above. As of March 31, 2021, the Company expects to recognize these amounts as revenue over the following periods:

Performance obligation	Less than 5 years	5-20 years	Over 20 years	Total
Fixed operating expense reimbursements	$24,292	$49,420	$45,113	$118,825

The Company evaluates its performance obligations each period and makes adjustments to reflect any known additions or cancellations. Performance obligations related to variable consideration, which is based on sales, are constrained.

Note 5 – Leases

The components of rental revenues are as follows:

	Three Months Ended March 31,
	2021	2020
Fixed lease payments	$71,227	$137,394
Variable lease payments	56,948	23,779
Total rental revenues	$128,175	$161,173

The undiscounted future fixed lease payments to be received under the Company's operating leases as of March 31, 2021, are as follows:

Years Ending December 31,	Operating Leases
2021 (1)	$280,554
2022	333,159
2023	280,432
2024	225,734
2025	174,939
2026	128,599
Thereafter	283,197
Total undiscounted lease payments	$1,706,614
(1)	Reflects rental payments for the fiscal period April 1, 2021 to December 31, 2021.

Note 6 – Fair Value Measurements

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

Fair Value Measurements on a Recurring Basis

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments. Based on the interest rates for similar financial instruments, the carrying value of mortgage and other notes receivable is a reasonable estimate of fair value. The estimated fair value of mortgage and other indebtedness was $988,773 and $1,091,745 at March 31, 2021 and December 31, 2020, respectively. The estimated fair value of liabilities subject to compromise was $1,862,147 and $1,606,959 at March 31, 2021 and December 31, 2020, respectively. The fair value was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently.

During January 2021, the Company purchased $21,999 in U.S. Treasury securities that matured in February 2021. During February 2021, the Company purchased $31,999 in U.S. Treasury securities that matured in March 2021. During March 2021, the Company purchased $82,393 in U.S. Treasury securities that are scheduled to mature in June 2021. The Company designated the U.S. Treasury securities purchased in these transactions as available-for-sale (“AFS”). The following table sets forth information regarding the Company’s AFS securities that were measured at fair value for the three months ended March 31, 2021:

AFS Security	Amortized Cost	Allowance for credit losses (1)	Total unrealized gain	Fair Value as of March 31, 2021
U.S. Treasury securities	$232,774	$—	$21	$232,795
(1)

U.S Treasury securities have a long history with no credit losses. Additionally, the Company notes that U.S Treasury securities are explicitly fully guaranteed by a sovereign entity that can print its own currency and that the sovereign entity’s currency is routinely held by central banks and other major financial institutions, is used in international commerce, and commonly viewed as a reserve currency, all of which qualitatively indicate that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. Therefore, the Company did not record expected credit losses for its U.S Treasury securities for the three months ended March 31, 2021.

During March 2020, the Company purchased U.S. Treasury securities that are scheduled to mature between April 2021 and June 2021. The Company has designated these securities as AFS. The fair value of these securities was calculated based on quoted market prices in active markets and are included in the Level 1 fair value hierarchy. The Company believes the market for U.S. Treasury securities is an actively traded market given the high level of daily trading volume. In December 2020, the Company purchased additional U.S Treasury securities. The U.S. Treasury securities purchased in December 2020 matured between January 2021 and March 2021, and the Company subsequently reinvested in additional U.S. Treasury securities. The Company has also designated these as AFS. The following table sets forth information regarding the Company’s AFS securities that were measured at fair value for the year ended December 31, 2020:

AFS Security	Amortized Cost	Allowance for credit losses (1)	Total unrealized gain	Fair Value as of December 31, 2020
U.S. Treasury securities	$233,053	$—	$18	$233,071
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

Long-lived Assets Measured at Fair Value in 2021

The following table sets forth information regarding the Company's assets that are measured at fair value on a nonrecurring basis and related impairment charges for the three months ended March 31, 2021:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss on Impairment
2021:
Long-lived assets	$38,500	$—	$—	$38,500	$57,182

During the three months ended March 31, 2021, the Company recognized impairments of real estate of $57,182 related to three malls.

Impairment Date	Property	Location	Segment Classification	Loss on Impairment	Fair Value
March	Eastland Mall (1)	Bloomington, IL	Malls	$13,243	$10,700
March	Old Hickory Mall (2)	Jackson, TN	Malls	20,149	12,400
March	Stroud Mall (3)	Stroudsburg, PA	Malls	23,790	15,400
				$57,182	$38,500
(1)

In accordance with the Company's quarterly impairment process, the Company wrote down the book value of the mall to its estimated fair value of $10,700. The mall had experienced a decline in cash flows due to store closures and rent reductions. Management determined the fair value of Eastland Mall using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of nine years, with a sale at the end of the holding period, a capitalization rate of 14.0% and a discount rate of 15.0%.

(2)

In accordance with the Company's quarterly impairment process, the Company wrote down the book value of the mall to its estimated fair value of $12,400. The mall had experienced a decline in cash flows due to store closures and rent reductions. Management determined the fair value of Old Hickory Mall using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of nine years, with a sale at the end of the holding period, a capitalization rate of 13.0% and a discount rate of 14.0%.

(3)

In accordance with the Company's quarterly impairment process, the Company wrote down the book value of the mall to its estimated fair value of $15,400. The mall had experienced a decline in cash flows due to store closures and rent reductions. Management determined the fair value of Stroud Mall using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of nine years, with a sale at the end of the holding period, a capitalization rate of 11.75% and a discount rate of 12.5%.

During the three months ended March 31, 2021, the Company adjusted the combined negative equity in Asheville Mall and Park Plaza to zero upon deconsolidation, which represents the estimated fair values of the Company’s investments in these properties. See Note 8 for additional information.

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

During the three months ended March 31, 2020, the Company recognized impairments of real estate of $133,644 related to two malls:

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

Note 7 – Dispositions and Held for Sale

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

2021 Dispositions

The Company realized a loss of $299 related to the sale of an outparcel during the three months ended March 31, 2021.

2020 Dispositions

The Company realized a gain of $140 related to the sale of an outparcel during the three months ended March 31, 2020.

Note 8 – Unconsolidated Affiliates and Noncontrolling Interests

Unconsolidated Affiliates

Although the Company had majority ownership of certain joint ventures during 2021 and 2020, it evaluated the investments and concluded that the other partners or owners in these joint ventures had substantive participating rights, such as approvals of:

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

At March 31, 2021, the Company had investments in 29 entities, which are accounted for using the equity method of accounting. The Company's ownership interest in these unconsolidated affiliates ranges from 20% to 65%. Of these entities, 17 are owned in 50/50 joint ventures.

2021 Activity - Unconsolidated Affiliates

Asheville Mall CBMS, LLC and Park Plaza Mall CBMS, LLC

During the three months ended March 31, 2021, the Company deconsolidated Asheville Mall and Park Plaza as a result of the Company losing control of these properties when each was placed in receivership as part of the foreclosure process. The Company evaluated the loss of control of each property and determined that it was no longer the primary beneficiary of the respective wholly owned subsidiaries that own these properties. As a result, the Company adjusted the combined negative equity in the two entities to zero, which represents the estimated fair value of the Company’s investments in these properties, and recognized a gain on deconsolidation of $55,131.

West Melbourne I, LLC

In March 2021, the Company reached agreements with the lender to modify the loans secured by Hammock Landing Phases I & II. Each agreement provides an additional four-year term, with a one-year extension option, for a fully extended maturity date of February 2026. Additionally, the agreements provide forbearance related to the default triggered as a result of the Chapter 11 Cases. These loans had a combined outstanding loan balance of $54,260 at March 31, 2021.

Port Orange I, LLC

In March 2021, the Company reached an agreement with the lender to modify the loan secured by The Pavilion at Port Orange. The agreement provides an additional four-year term, with a one-year extension option, for a fully extended maturity date of February 2026. Additionally, the agreement provides forbearance related to the default triggered as a result of the Chapter 11 Cases. This loan had an outstanding balance of $52,898 at March 31, 2021.

Ambassador Infrastructure, LLC

The Company reached an agreement with the lender to modify the loan secured by Ambassador Infrastructure. The agreement provides an additional four-year term with a fixed interest rate of 3.0%. The extended loan, maturing in March 2025, had an outstanding balance of $8,250 at March 31, 2021, as $1,110 was paid down in conjunction with the modification. Additionally, the agreement provides a waiver related to the default triggered as a result of the Chapter 11 Cases.

Impact of Chapter 11 Proceedings

As described in Note 2, the filing of the Chapter 11 Cases also constituted an event of default with respect to certain property-level debt of the Operating Partnership’s subsidiaries, which may have resulted in automatic acceleration of certain monetary obligations or may give the applicable lender the right to accelerate such amounts. The loans have an aggregate outstanding balance of $689,695 at March 31, 2021.

Condensed Combined Financial Statements - Unconsolidated Affiliates

Condensed combined financial statement information of the unconsolidated affiliates is as follows:

	March 31, 2021	December 31, 2020
ASSETS:
Investment in real estate assets	$2,433,766	$2,346,124
Accumulated depreciation	(885,045)	(862,435)
	1,548,721	1,483,689
Developments in progress	32,780	28,138
Net investment in real estate assets	1,581,501	1,511,827
Other assets	187,993	174,966
Total assets	$1,769,494	$1,686,793
LIABILITIES:
Mortgage and other indebtedness, net	$1,574,879	$1,439,454
Other liabilities	60,101	45,280
Total liabilities	1,634,980	1,484,734
OWNERS' EQUITY:
The Company	126,301	132,350
Other investors	8,213	69,709
Total owners' equity	134,514	202,059
Total liabilities and owners’ equity	$1,769,494	$1,686,793

	Three Months Ended March 31,
	2021	2020
Total revenues	$58,756	$60,514
Net income (loss) (1)	$(3,321)	$5,043
(1)	The Company's pro rata share of net income (loss) is $(3,076) and $1,018 for the three months ended March 31, 2021 and 2020, respectively.

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

Consolidated VIEs

As of March 31, 2021, the Company had investments in 12 consolidated VIEs with ownership interests ranging from 50% to 92%.

Unconsolidated VIEs

The table below lists the Company's unconsolidated VIEs as of March 31, 2021:

Unconsolidated VIEs:	Investment in Real Estate Joint Ventures and Partnerships	Maximum Risk of Loss
Ambassador Infrastructure, LLC (1)	$—	$8,250
Asheville Mall CBMS, LLC	—	—
Atlanta Outlet JV, LLC (1)	25,567	30,135
CBL-T/C, LLC	69,478	69,478
CBL-TRS Joint Venture, LLC	19,667	19,667
Continental 425 Fund LLC	4,878	4,878
EastGate Storage, LLC (1)	507	3,757
El Paso Outlet Center Holding, LLC	10,315	10,315
Fremaux Town Center JV, LLC	7,180	7,180
Hamilton Place Self Storage (1)	1,092	4,593
Louisville Outlet Shoppes, LLC (1)	(10,891)	8,752
Mall of South Carolina L.P.	(13,827)	—
Mall of South Carolina Outparcel L.P.	(2,222)	—
Park Plaza Mall CBMS, LLC	—	—
Parkdale Self Storage, LLC (1)	711	7,211
PHG-CBL Lexington, LLC	35	35
Self Storage at Mid Rivers, LLC (1)	524	3,518
Shoppes at Eagle Point, LLC (1)	17,605	30,345
Vision - CBL Hamilton Place, LLC	3,800	3,800
	$134,419	$211,914
(1)	The Operating Partnership has guaranteed all or a portion of the debt of each of these VIEs. See Note 12 for more information.

Note 9 – Mortgage and Other Indebtedness, Net

Debt of the Company

CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that it has a direct or indirect ownership interest in, is the borrower on all the Company's debt. CBL is a limited guarantor of the senior unsecured notes (the "Notes"), as described below, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates.

The Company also provides a similar limited guarantee of the Operating Partnership's obligations with respect to its secured credit facility and secured term loan as of March 31, 2021.

Debt of the Operating Partnership

Mortgage and other indebtedness, net, consisted of the following:

	March 31, 2021		December 31, 2020
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating Properties	$972,553	5.07%	$1,120,203	5.12%
Total fixed-rate debt	972,553	5.07%	1,120,203	5.12%
Variable-rate debt:
Recourse loans on operating Properties	67,611	4.65%	68,061	4.69%
Total variable-rate debt	67,611	4.65%	68,061	4.69%
Total fixed-rate and variable-rate debt	1,040,164	5.04%	1,188,264	5.10%
Unamortized deferred financing costs (2)	(3,194)		(3,433)
Total mortgage and other indebtedness, net	$1,036,970		$1,184,831

Mortgage and other indebtedness included in liabilities subject to compromise consisted of the following:

	March 31, 2021		December 31, 2020
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Senior unsecured notes due 2023 (3)	$450,000	5.25%	$450,000	5.25%
Senior unsecured notes due 2024 (3)	300,000	4.60%	300,000	4.60%
Senior unsecured notes due 2026 (3)	625,000	5.95%	625,000	5.95%
Total fixed-rate debt	1,375,000	5.43%	1,375,000	5.43%
Variable-rate debt:
Secured line of credit (4)	675,926	9.50%	675,926	9.50%
Secured term loan (4)	438,750	9.50%	438,750	9.50%
Total variable-rate debt	1,114,676	9.50%	1,114,676	9.50%
Total fixed-rate and variable-rate debt	2,489,676	7.25%	2,489,676	7.25%
Unpaid accrued interest (5)	57,644		57,644
Prepetition unsecured or under secured liabilities	4,034		4,170
Total liabilities subject to compromise	$2,551,354		$2,551,490
(1)	Weighted-average interest rate excludes amortization of deferred financing costs.
(2)

Unamortized deferred financing costs of $2,841 for certain property-level, non-recourse mortgage loans may be required to be written off in the event a waiver or restructuring of terms cannot be negotiated and the debt is either redeemed or otherwise extinguished.

(3)

In accordance with ASC 852, which limits the recognition of interest expense during a bankruptcy proceeding to only amounts that will be paid during the bankruptcy proceeding or that are probable of becoming allowed claims, interest has not been accrued on the senior unsecured notes subsequent to the filing of the Chapter 11 Cases. The outstanding amount of the senior unsecured notes is included in liabilities subject to compromise in the accompanying condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020.

(4)

The administrative agent informed the Company that interest will accrue on all outstanding obligations at the post-default rate, which is equal to the rate that otherwise would be in effect plus 5.0%. The post-default interest rate at March 31, 2021 and December 31, 2020 was 9.50%. In accordance with ASC 852, which limits the recognition of interest expense during a bankruptcy proceeding to only amounts that will be paid during the bankruptcy proceeding or that are probable of becoming allowed claims, interest has not been accrued on the secured credit facility subsequent to the filing of the Chapter 11 Cases. The outstanding amount of the secured credit facility is included in liabilities subject to compromise in the accompanying condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020.

(5)	Represents interest accrued on the secured credit facility and senior unsecured notes prior to the filing of the Chapter 11 Cases.

Non-recourse term loans, recourse term loans, the secured line of credit and the secured term loan include loans that are secured by Properties owned by the Company that have a net carrying value of $2,085,230 at March 31, 2021.

Senior Unsecured Notes (1)

Description	Issued (2)	Amount	Interest Rate	Maturity Date
2023 Notes	November 2013	$450,000	5.25%	December 2023
2024 Notes	October 2014	300,000	4.60%	October 2024
2026 Notes	December 2016 / September 2017	625,000	5.95%	December 2026
(1)

In March 2021, the Company entered into an amended and restated Restructuring Support Agreement with its secured credit facility lenders and senior unsecured noteholders that provides for a fully consensual comprehensive restructuring.

(2)	Issued by the Operating Partnership. CBL is a limited guarantor of the Operating Partnership’s obligations under the Notes.

Senior Secured Credit Facility

The Company has a $1,185,000 senior secured credit facility, which includes a revolving line of credit drawn to its maximum borrowing capacity of $675,926 and a term loan with an outstanding balance of $438,750 at March 31, 2021. As further described in Note 2 and in Financial Covenants and Restrictions below, the filing of the Chapter 11 Cases constituted an event of default that resulted in certain monetary obligations becoming immediately due and payable with respect to the secured credit facility.

The Operating Partnership is required to pay an annual facility fee, to be paid quarterly, which ranges from 0.25% to 0.35%, based on the unused capacity of the line of credit. The terms of the facility also require the principal balance on the term loan to be reduced by $35,000 per year in quarterly installments. In March 2020, the Company drew $280,000 on its secured credit facility to increase liquidity and preserve financial flexibility in light of the uncertainty surrounding the impact of the COVID-19 pandemic. At March 31, 2021, the secured line of credit had an outstanding balance of $675,926. As a result of the events of default described under Financial Covenants and Restrictions below, the Operating Partnership cannot borrow any additional amounts under the secured line of credit.

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

Financial Covenants and Restrictions

The agreements for the Notes and senior secured credit facility contain default provisions customary for transactions of this nature (with applicable customary grace periods). Any default in the payment of any recourse indebtedness greater than or equal to $50,000 of the Operating Partnership will constitute an event of default under the Notes and the senior secured credit facility. Additionally, the secured credit facility contains a provision that any default on a payment of non-recourse indebtedness in excess of $150,000 is also a default of the senior secured credit facility.

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

Loans in Default

As of March 31, 2021, two non-recourse loans that are each secured by one of the Company’s malls were in default. The default of the two non-recourse loans occurred prior to the filing of the Chapter 11 Cases. As of March 2021, the lenders under each of these loans accelerated the outstanding amount due and payable on the loans. The foreclosure process has not yet commenced for EastGate Mall. The Company is in discussions with the lender regarding a restructure of the loan secured by Greenbrier Mall. Management has previously impaired the mall that secures each loan due to a shortened expected hold period resulting from management’s assessment that there is an increased likelihood that the loan secured by each mall may not be successfully restructured or refinanced. The non-recourse loans that are in default at March 31, 2021 are as follows:

Property	Location	Interest Rate	Scheduled Maturity Date	Loan Amount
Greenbrier Mall	Chesapeake, VA	5.41%	Dec-19	$61,647
EastGate Mall	Cincinnati, OH	5.83%	Apr-21	30,942

As described in Note 2, the filing of the Chapter 11 Cases also constituted an event of default with respect to certain property-level debt of the Operating Partnership’s subsidiaries, which may have resulted in the automatic acceleration of certain monetary obligations or may give the applicable lender the right to accelerate such amounts. The loans have an aggregate outstanding balance of $825,856 at March 31, 2021.

In conjunction with the deconsolidation of Asheville Mall and Park Plaza, the Company deconsolidated the loan securing each property, which represented $138,926 of previously consolidated debt. See Note 8 for additional information.

Scheduled Principal Payments

As of March 31, 2021, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, including the secured line of credit, are as follows:

2021 (1)	$330,456
2022	408,399
2023	1,511,219
2024	343,397
2025	37,612
Thereafter	763,796
Total (2)	3,394,879
Principal balance of loans with maturity date prior to March 31, 2021 (3)	134,960
Total mortgage and other indebtedness, net	$3,529,839
(1)	Reflects scheduled principal amortization and balloon payments for the fiscal period April 1, 2021 through December 31, 2021.
(2)

Includes $2,489,676 of liabilities subject to compromise in the accompanying condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, and as the expected maturity date is subject to the outcome of the Chapter 11 Cases, the original, legal maturity dates are reflected in this table.

(3)

Represents the aggregate principal balance as of March 31, 2021 of the loans secured by Greenbrier Mall and Parkdale Mall & Crossing, which are both in default. The Company is in discussions with the lender regarding the loan secured by Parkdale Mall & Crossing. The loan secured by Greenbrier Mall matured in December 2019 and had a balance of $61,647 as of March 31, 2021. The loan secured by Parkdale Mall & Crossing matured in March 2021 and had a balance of $73,313 as of March 31, 2021.

Of the $330,456 of scheduled principal payments for the remainder of 2021, $289,657 relates to the maturing principal balances of six operating Property loans.

The loan secured by Hamilton Crossing matured in April 2021 and is currently in default. The Company is in discussions with the lender regarding a loan extension.

The Company’s mortgage and other indebtedness had a weighted-average maturity of 2.8 years as of March 31, 2021 and 3.0 years as of December 31, 2020.

Note 10 – Segment Information

The Company measures performance and allocates resources according to property type, which is determined based on certain criteria such as type of tenants, capital requirements, economic risks, leasing terms, and short and long-term returns on capital. Rental income and tenant reimbursements from tenant leases provide the majority of revenues from all segments.

Information on the Company’s segments is presented as follows:

Three Months Ended March 31, 2021	Malls	All Other (1)	Total
Revenues (2)	$119,328	$13,856	$133,184
Property operating expenses (3)	(45,595)	(3,539)	(49,134)
Interest expense	(23,170)	(960)	(24,130)
Loss on sales of real estate assets	—	(299)	(299)
Segment profit	$50,563	$9,058	59,621
Depreciation and amortization			(48,112)
General and administrative expense			(12,612)
Litigation settlement			858
Interest and other income			776
Loss on impairment			(57,182)
Gain on deconsolidation			55,131
Reorganization items			(22,933)
Income tax provision			(751)
Equity in losses of unconsolidated affiliates			(3,076)
Net loss			$(28,280)
Capital expenditures (4)	$3,491	$637	$4,128

Three Months Ended March 31, 2020	Malls	All Other (1)	Total
Revenues (2)	$153,351	$14,223	$167,574
Property operating expenses (3)	(52,098)	(3,267)	(55,365)
Interest expense	(18,147)	(28,845)	(46,992)
Other expense	—	(158)	(158)
Gain (loss) on sales of real estate assets	(25)	165	140
Segment profit (loss)	$83,081	$(17,882)	65,199
Depreciation and amortization			(55,902)
General and administrative expense			(17,836)
Interest and other income			2,397
Loss on impairment			(133,644)
Income tax provision			(526)
Equity in earnings of unconsolidated affiliates			1,018
Net loss			$(139,294)
Capital expenditures (4)	$18,056	$2,276	$20,332

Total assets	Malls	All Other (1)	Total
March 31, 2021	$3,497,709	$782,478	$4,280,187

December 31, 2020	3,702,523	741,217	4,443,740

(1)	The All Other category includes associated centers, community centers, mortgage and other notes receivable, office buildings, self-storage facilities, corporate-level debt and the Management Company.
(2)	Management, development and leasing fees are included in the All Other category. See Note 4 for information on the Company's revenues disaggregated by revenue source for each of the above segments.
(3)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.
(4)

Includes additions to and acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

Note 11 – Earnings per Share and Earnings per Unit

Earnings per Share of the Company

Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potential dilutive common shares outstanding. The limited partners’ rights to convert their noncontrolling interests in the Operating Partnership into shares of common stock are not dilutive. There were no potential dilutive common shares and there were no anti-dilutive shares for the three months ended March 31, 2021 and 2020.

Earnings per Unit of the Operating Partnership

Basic earnings per unit (“EPU”) is computed using the two-class method. The two-class method is required when either (i) participating securities or (ii) multiple classes of common stock exists. The Operating Partnership’s special common units, and common units issued upon the conversion or redemption of special common units, meet the definition of participating securities as these units have the contractual right and obligation to share in the Operating Partnership’s net income (loss) and distributions. Under this approach net income (loss) attributable to common unitholders is reduced by the amount of distributions made (declared) to all common unitholders and by the amount of distributions that are required to be made (declared and undeclared) to special common unitholders. Distributed and undistributed earnings is subsequently divided by the weighted-average number of common and special common units outstanding for the period to compute basic EPU for each unit. Undistributed losses are allocated 100 percent to common units, other than common units issued upon the conversion or redemption of special common units. The special common units, and common units issued upon the conversion or redemption of special common units, only participate in undistributed losses in the event of a liquidation. Diluted EPU is computed by considering either the two-class method or the if-converted method, whichever results in more dilution. The if-converted method assumes the issuance of common units for all potential dilutive special common units outstanding. Due to the loss position (negative earnings) of the Operating Partnership for the three months ended March 31, 2021 and 2020 all special common units, and common units issued upon the conversion or redemption of special common units, are antidilutive. The calculation of diluted EPU through the if-converted method would reduce the loss per share (as a result of an increase number of shares in the denominator) for the common units. Therefore, in a loss position diluted EPU is equal to basic EPU. There were no potential dilutive common units and there were no anti-dilutive units other than the special common units, and common units issued upon the conversion or redemption of special common units, outstanding for the three months ended March 31, 2021 and 2020.

The following table presents basic and diluted EPU for common and special common units for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Net Loss Attributable to Common Unitholders	$(27,461)	$(150,310)
Distributions to Common Unitholders - Declared Only	—	—
Distributions to Special Common Unitholders - Declared and Undeclared
Common units issued on conversion of SCUs	—	—
S-SCUs	—	(1,143)
L-SCUs	—	(433)
K-SCUs	—	(844)
Total Undistributed Loss Available to Common and Special Common Unitholders	$(27,461)	$(152,730)

Distributed Earnings:
Common units issued on conversion of SCUs	$—	$—
S-SCUs	—	1,143
L-SCUs	—	433
K-SCUs	—	844
Common Units	—	—

Undistributed Loss:
Common units issued on conversion of SCUs	$—	$—
S-SCUs	—	—
L-SCUs	—	—
K-SCUs	—	—
Common Units	(27,461)	(152,730)

Weighted Average:
Common units issued on conversion of SCUs	$936	$2,300
S-SCUs	1,561	1,561
L-SCUs	572	572
K-SCUs	869	1,137
Common Units	197,689	195,688

Basic EPU:
Common units issued on conversion of SCUs	$—	$—
S-SCUs	—	0.73
L-SCUs	—	0.76
K-SCUs	—	0.74
Common Units	(0.14)	(0.78)

Total Basic EPU	$(0.14)	$(0.75)

Diluted EPU:
Common units issued on conversion of SCUs	$—	$—
S-SCUs	—	0.73
L-SCUs	—	0.76
K-SCUs	—	0.74
Common Units	(0.14)	(0.78)

Total Diluted EPU	$(0.14)	$(0.75)

For additional information regarding the participation rights and minimum distributions relating to the common and special common units, see Note 10. Shareholders’ Equity and Partners’ Capital and Note 11. Redeemable Interests and Noncontrolling Interests of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Pursuant to the terms of the Series L special common units of limited partnership interest, the Series L special common units began receiving distributions equal to those on the common units beginning on June 1, 2020. The undeclared distributions on the preferred units and special common units ceased to cumulate as of the Commencement Date as a result of the Chapter 11 Cases.

Note 12 – Contingencies

Litigation

In April 2019, the Company entered into a settlement agreement and release with respect to the class action lawsuit filed on March 16, 2016 in the United States District Court for the Middle District of Florida by Wave Lengths Hair Salons of Florida, Inc. d/b/a Salon Adrian. As of May 4, 2021, $8,422 in tenant credits related to the settlement agreement remain outstanding and are expected to expire on or before December 31, 2024. The Company received document requests in the third quarter of 2019, in the form of subpoenas, from the Securities and Exchange Commission and the Department of Justice regarding the Wave Lengths Hair Salons of Florida, Inc. litigation and other related matters. The Company cooperated in these matters and has been advised by the Securities and Exchange Commission and the Department of Justice that the agencies have closed their investigations.

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

The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021							Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership		Maximum Guaranteed Amount	Debt Maturity Date (1)		March 31, 2021	December 31, 2020
West Melbourne I, LLC - Phase I	50%	$39,944	50%		$19,972	Feb-2025	(2)	$200	$201
West Melbourne I, LLC - Phase II	50%	14,316	50%		7,158	Feb-2025	(2)	72	72
Port Orange I, LLC	50%	52,898	50%		26,449	Feb-2025	(2)	264	266
Ambassador Infrastructure, LLC	65%	8,250	100%		8,250	Mar-2025		83	94
Shoppes at Eagle Point, LLC	50%	34,435	35%	(3)	12,740	Oct-2021		127	127
EastGate Storage, LLC	50%	6,500	50%	(4)	3,250	Dec-2022		33	33
Self Storage at Mid Rivers, LLC	50%	5,939	50%	(4)	2,994	Apr-2023		30	30
Parkdale Self Storage, LLC	50%	6,318	100%	(5)	6,500	Jul-2024		65	65
Hamilton Place Self Storage, LLC	54%	6,668	50%	(4)	3,501	Sep-2024		35	35
Atlanta Outlet JV, LLC	50%	4,568	100%		4,568	Nov-2023		—	—
Louisville Outlet Shoppes, LLC	50%	8,752	100%		8,752	Oct-2021		—	—
Total guaranty liability								$909	$923
(1)	Excludes any extension options.
(2)	These loans have a one-year extension option at the joint venture’s election.
(3)

The guaranty is for a fixed amount of $12,740 throughout the term of the loan, including any extensions. The loan has a one-year extension option, at the joint venture’s election, for an outside maturity date of October 2022.

(4)	Subject to the bankruptcy default being waived, the guaranty may be reduced to 25% once certain debt and operational metrics are met.
(5)	The guaranty was increased to 100% as a result of the Chapter 11 Cases filed by the Company.

As described in Note 2, the filing of the Chapter 11 Cases also constituted an event of default with respect to certain property-level debt of the Operating Partnership’s subsidiaries, which may have resulted in automatic acceleration of certain monetary obligations or may give the applicable lender the right to accelerate such amounts. As of March 31, 2021,there is a default under each of the guaranteed loans above as a result of the filing of the Chapter 11 Cases, except for Ambassador Infrastructure, LLC, Louisville Outlet Shoppes, LLC, Port Orange I, LLC, Shoppes at Eagle Point, LLC, West Melbourne I, LLC – Phase I and West Melbourne I, LLC – Phase II.

The Company has guaranteed the lease performance of York Town Center, LP ("YTC"), an unconsolidated affiliate in which the Company owns a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third-party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The maximum guaranteed obligation was $10,800 as of March 31, 2021. The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty. The Company did not record a credit loss related to this guaranty for the three months ended March 31, 2021 and March 31, 2020.

For the three months ended March 31, 2021 and March 31, 2020, the Company evaluated each guaranty, listed in the table above, individually by looking at the debt service ratio, cash flow forecasts, the performance of each loan and, where applicable, the collateral value in relation to the outstanding amount of the loan. The result of the analysis was that each loan is current, performing and, where applicable, the collateral value was greater than the outstanding amount of the loan. The Company did not record a credit loss related to the guarantees listed in the table above for the three months ended March 31, 2021 and March 31, 2020.

Performance Bonds

The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $412 at March 31, 2021 and December 31, 2020.

Note 13 – Share-Based Compensation

As of March 31, 2021, the Company has outstanding awards under the CBL & Associates Properties, Inc. 2012 Stock Incentive Plan (the “2012 Plan"), which was approved by the Company's shareholders in May 2012. The 2012 Plan permits the Company to issue stock options and common stock to selected officers, employees and non-employee directors of the Company up to a total of 10,400,000 shares. As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expense associated with the Company's share-based compensation plan. The Compensation Committee of the Board of Directors (the “Committee”) administers the 2021 Plan.

Restricted Stock Awards

Share-based compensation expense related to the restricted stock awards was $297 and $1,144 for the three months ended March 31, 2021 and 2020, respectively. Share-based compensation cost capitalized as part of real estate assets was $4 and $7 for the three months ended March 31, 2021 and 2020, respectively.

A summary of the status of the Company’s nonvested restricted stock awards as of March 31, 2021, and changes during the three months ended March 31, 2021, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2021	1,519,606	$2.15
Vested	(480,463)	$3.11
Forfeited	(1,518)	$4.41
Nonvested at March 31, 2021	1,037,625	$1.71

As of March 31, 2021, there was $1,634 of total unrecognized compensation cost related to nonvested stock awards granted under the plans, which is expected to be recognized over a weighted-average period of 2.0 years.

Long-Term Incentive Program

A summary of the Company’s long-term incentive program (“LTIP”) is disclosed in Note 18 to the consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020.

Annual Restricted Stock Awards

Under the LTIP, annual restricted stock awards consist of shares of time-vested restricted stock awarded based on a qualitative evaluation of the performance of the Company and the named executive officer during the fiscal year. Annual restricted stock awards under the LTIP, which are included in the totals reflected in the preceding table, vest 20% on the date of grant with the remainder vesting in four equal annual installments. Outstanding restricted stock, and related grant/vesting/forfeiture activity during 2021 for awards made to named executive officers under the LTIP, is included in the information presented in the table above.

Performance Stock Units

There were no PSUs granted in the first quarter of 2021. The outstanding PSUs at March 31, 2021 was 1,103,537, which solely relates to the PSUs granted in the first quarter of 2019. Of that amount, 566,862 shares are classified as a liability due to the potential cash component, which is described in the summary of the Company’s LTIP program set forth in Note 18 to the consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020. None of the PSUs outstanding at March 31, 2021 were vested.

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

Share-based compensation expense related to the PSUs was $94 and $478 for the three months ended March 31, 2021 and 2020. Unrecognized compensation costs related to the PSUs was $453 as of March 31, 2021, which is expected to be recognized over a weighted-average period of 1.6 years.

The following table summarizes the assumptions used in the Monte Carlo simulation pricing model related to the PSUs:

2019 PSUs
Grant date	February 11, 2019
Fair value per share on valuation date (1)	$4.74
Risk-free interest rate (2)	2.54%
Expected share price volatility (3)	60.99%
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

(2)	The risk-free interest rate was based on the yield curve on zero-coupon U.S. Treasury securities in effect as of the valuation date, which is the grant date listed above.
(3)

The computation of expected volatility was based on a blend of the historical volatility of CBL's shares of common stock based on annualized daily total continuous returns over a three-year period for the 2019 PSUs and implied volatility data based on the trailing month average of daily implied volatilities implied by stock call option contracts that were both closest to the terms shown and closest to the money.

Note 14 – Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities were as follows:

	Three Months Ended March 31,
	2021	2020
Additions to real estate assets accrued but not yet paid	$3,190	$19,478
Deconsolidation upon loss of control (1):
Decrease in real estate assets	(84,860)	—
Decrease in mortgage and other indebtedness	134,354	—
Decrease in operating assets and liabilities	5,808	—
Decrease in intangible lease and other assets	(171)	—
Conversion of Operating Partnership units to common stock	—	21,051
(1)	See Note 7 for additional information.

Note 15 – Subsequent Events

In April 2021, the Company filed the Proposed Plan and the Proposed Disclosure Statement with the Bankruptcy Court to implement the restructuring transactions. See Note 2 for additional information.

During April 2021, the Company purchased $49,998 in U.S. Treasury securities that mature in July 2021. The Company designated the U.S. Treasury securities purchased as AFS.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes that are included in this Form 10-Q. Capitalized terms used, but not defined, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have the same meanings as defined in the notes to the condensed consolidated financial statements. In this discussion, the terms “we,” ”us” and “our” refer to the Company or the Company and the Operating Partnership collectively, as the text requires.

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

Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained. It is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties. Currently, a significant factor that could cause actual outcomes to differ materially from our forward-looking statements is the impact of the risks and uncertainties associated with the Chapter 11 process on our operations and ability to develop and execute the Company’s business plans, and to satisfy the conditions and milestones applicable under an amended and restated Restructuring Support Agreement (the “Amended RSA”), for the duration of the Chapter 11 Cases. Another significant factor that could cause actual outcomes to differ materially from our forward-looking statements is the adverse effect of the COVID-19 pandemic, and state and/or local regulatory responses to control it, on our financial condition, operating results and cash flows, our tenants and their customers, the real estate market in which we operate, the global economy and the financial markets. The extent to which the COVID-19 pandemic impacts us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the direct and indirect economic effects of the pandemic and containment measures, and potential changes in consumer behavior, among others. In addition to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, such known risks and uncertainties, many of which may be influenced by the COVID-19 pandemic, include, without limitation:

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
•

the ongoing suspension of trading, and potential delisting, of our common stock and depositary shares representing interests in our Series D Preferred Stock and Series E Preferred Stock, from the NYSE, which has resulted in our common stock and the depositary shares representing interests in our Series D Preferred Stock and Series E Preferred Stock currently trading on the OTC Markets, operated by the OTC Markets Group, Inc.;

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

Executive Overview

We are a self-managed, self-administered, fully integrated REIT that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air and mixed-use centers, outlet centers, associated centers, community centers, office and other properties. See Note 1 to the condensed consolidated financial statements for information on our property interests as of March 31, 2021. We have elected to be taxed as a REIT for federal income tax purposes.

On March 11, 2020, the World Health Organization classified COVID-19 as a pandemic. Due to the extraordinary governmental actions taken to contain COVID-19, we are unable to predict the full extent of the pandemic’s impact on our results of operations for 2021. As a result, we did not issue full-year 2021 guidance.

In response to COVID-19, we have implemented strict procedures and guidelines for our employees, tenants and property visitors based on CDC and other health agency recommendations. Our properties continue to update these policies and procedures, following any new mandates and regulations, as required. The safety and health of our customers, employees and tenants remains a top priority.

Our financial and operating results for the first quarter reflect the ongoing impact of COVID-19. While all properties are open, many state and local markets continue to impose occupancy and other restrictions. These additional restrictions may have the effect of restricting traffic and sales for our tenants and may put additional pressure on our tenants’ financial health. We have worked with our tenants to enhance customer reach despite the restrictions, including offering curbside, delivery and opening buy-online-pick-up-instore locations. We are beginning to see improvements in sales and traffic at our centers as vaccination rates increase and government restrictions are lessened. Same-center sales in our mall portfolio for the first two months of 2021 were down only 3% as compared with the same period in 2020. Additionally, sales for the first quarter 2021 increased more than 12% as compared with first quarter 2019. However, revenues for the quarter continue to be impacted by a sustained increase in the estimate for uncollectable revenues related to rents due from tenants that filed for bankruptcy or are struggling financially. The pandemic accelerated a number of tenant bankruptcies, resulting in a heightened level of store closures and lost rent in 2020, the impact of which has carried forward into 2021. We are optimistic that the improvements to sales and traffic will continue and will begin to benefit our leasing negotiations later in the year.

The mandated property closures in 2020 resulted in nearly all our tenants closing for a period of time and/or shortening operating hours. As a result, we experienced an increased level of requests for rent deferrals and abatements, as well as defaults on rent obligations. While, in general, we believe that tenants have a clear contractual obligation to pay rent, we have been working with our tenants to address rent deferral and abatement requests. We have granted rent deferrals of $38.5 million since the COVID-19 pandemic began, which includes rent deferrals of $7.1 million during the three months ended March 31, 2021. We also granted rent abatements of approximately $5.3 million during the three months ended March 31, 2021.

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

We had a net loss for the three months ended March 31, 2021 of $28.3 million as compared to a net loss for the three months ended March 31, 2020 of $139.3 million. We recorded a net loss attributable to common shareholders for the three months ended March 31, 2021 of $26.8 million as compared to a net loss attributable to common shareholders for the three months ended March 31, 2020 of $133.9 million. In addition to the ongoing impact of the COVID-19 pandemic, significant items that affected the comparability between the three-month periods include:

•	Loss on impairment for the three months ended March 31, 2021 that is $76.5 million lower;
•	Gain on deconsolidation of $55.1 million for the three months ended March 31, 2021;
•	Interest expense for the three months ended March 31, 2021 that is $22.9 million lower;
•	Costs of $22.9 million related to our reorganization efforts;
•

Equity in losses of unconsolidated affiliates of $3.1 million for the three months ended March 31, 2021 compared to equity in earnings of unconsolidated affiliates of $1.0 million for the three months ended March 31, 2020.

Our focus is on continuing to execute our strategy to transform our properties into suburban town centers, primarily through the re-tenanting of former anchor locations as well as diversification of in-line tenancy. This operational strategy is also supported by our balance sheet strategy focused on reducing overall debt, extending our debt maturity schedule and lowering our overall cost of borrowings to limit maturity risk, improve net cash flow and enhance enterprise value. As discussed further below under Voluntary Reorganization under Chapter 11, we are pursuing a plan to recapitalize the Company, including restructuring portions of its debt, through the Chapter 11 Cases. While the industry and our Company continue to face challenges, some of which may not be within our control, we believe that the strategies in place to redevelop our Properties and diversify our tenant mix will contribute to stabilization of our portfolio and revenues in future years.

Same-center NOI and FFO are non-GAAP measures. For a description of same-center NOI, a reconciliation from net income (loss) to same-center NOI, and an explanation of why we believe this is a useful performance measure, see Non-GAAP Measure - Same-center Net Operating Income in Results of Operations. For a description of FFO, a reconciliation from net income (loss) attributable to common shareholders to FFO allocable to Operating Partnership common unitholders, and an explanation of why we believe this is a useful performance measure, see Non-GAAP Measure - Funds from Operations.

Voluntary Reorganization under Chapter 11

Beginning on November 1, 2020 (the “Commencement Date”), CBL & Associates Properties, Inc. together with its majority owned subsidiary, CBL & Associates Limited Partnership, together with certain of its direct and indirect subsidiaries (collectively, the “Debtors”), commenced voluntary chapter 11 cases (the “Chapter 11 Cases”) by filing voluntary petitions for reorganization under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors are authorized to continue to operate their businesses and manage their properties as debtors-in-possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. Pursuant to Rule 1015(b) of the Federal Rules of Bankruptcy Procedure, the Debtors’ Chapter 11 Cases are being jointly administered for procedural purposes only under the caption In re CBL & Associates Properties, Inc., et al., Case No. 20-35226. Documents filed on the docket of and other information related to the Chapter 11 Cases are available free of charge online at https://dm.epiq11.com/case/cblproperties/dockets.

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

The Amended RSA requires that the Company file the Amended Plan and related disclosure statement no later than 25 days after the Agreement Effective Date and under the Amended RSA we must seek to have the Amended Plan confirmed and declared effective no later than November 1, 2021. On April 15, 2021, we filed an amended Chapter 11 plan of reorganization (the “Proposed Plan”) and accompanying disclosure statement (the “Proposed Disclosure Statement”) with the Bankruptcy Court to implement the restructuring transactions. Before the Bankruptcy Court will confirm the Proposed Plan, the Bankruptcy Code requires that at least one “impaired” class of claims vote to accept the Proposed Plan. A class of claims votes to “accept” the Proposed Plan if voting creditors that hold a majority in number and two-thirds in amount of claims in that class approve the Proposed Plan. The Amended RSA requires the Consenting Stakeholders vote in favor of and support the Proposed Plan. As of the date hereof, the Consenting Bank Lenders and Consenting Noteholders each represent the requisite amount of claims necessary to accept the Proposed Plan in each of their respective classes. For the foregoing reasons, among others, the Debtors believe that they will be able to confirm the Proposed Plan in the Chapter 11 Cases.

Under the Amended RSA, the Proposed Plan provides for the elimination of more than $1.6 billion of debt and preferred obligations as well as a significant reduction in interest expense. In exchange for their approximately $1.375 billion in principal amount of senior unsecured notes and $133 million in principal amount of the secured credit facility, Consenting Noteholders and other noteholders will receive, in the aggregate, $95 million in cash, $555 million of new senior secured notes, of which up to $100 million, upon election by the Consenting Noteholders, may be received in the form of new convertible secured notes and 89% in common equity of the newly reorganized Company. Certain Consenting Noteholders will also provide up to $50 million of new money in exchange for additional convertible secured notes. The Amended RSA provides that the remaining Bank Lenders, holding $983.7 million in principal amount under the secured credit facility, will receive $100 million in cash and a new $883.7 million secured term loan. Existing common and preferred stakeholders are expected to receive up to 11% of common equity in the newly reorganized company. On April 29, 2021, we received court approval to perform under the Amended RSA.

We cannot predict the ultimate outcome of our Chapter 11 Cases at this time. For the duration of the Chapter 11 proceedings, our operations and ability to develop and execute our business plan are subject to the risks and uncertainties associated with the chapter 11 process. As a result of these risks and uncertainties, the amount and composition of our assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceedings, and the description of our operations, properties and liquidity and capital resources included in this quarterly report may not accurately reflect our operations, properties and liquidity and capital resources following the Chapter 11 process.

In particular, subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assume and assign or reject executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a prepetition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a prepetition general unsecured claim for damages caused by such deemed breach subject, in the case of the rejection of unexpired leases of real property, to certain caps on damages. Counterparties to such rejected contracts or leases may assert unsecured claims in the Bankruptcy Court against the applicable Debtor’s estate for such damages. Generally, the assumption or assumption and assignment of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance thereunder. Accordingly, any description of an executory contract or unexpired lease with the Debtors in this quarterly report, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease with the Debtors is qualified by any overriding rights we have under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the assumption, assumption and assignment or rejection of any executory contract or unexpired lease and the Debtors expressly preserve all their rights with respect thereto.

Given the acceleration of the secured credit facility, the senior unsecured notes and certain property-level debt, as well as the inherent risks, unknown results and inherent uncertainties associated with the bankruptcy process and the direct correlation between these matters and our ability to satisfy our financial obligations that may arise, we believe that there is substantial doubt that we will continue to operate as a going concern within one year after the date our condensed consolidated financial statements are issued. Our ability to continue as a going concern is contingent upon our ability to successfully implement the Proposed Plan, set forth in the Amended RSA, which is pending confirmation by the Bankruptcy Court. See Note 2 to the condensed consolidated financial statements for additional information.

Results of Operations

Properties that were in operation for the entire year during 2020 and the three months ended March 31, 2021 are referred to as the “Comparable Properties.” Since January 1, 2020, we have opened two self-storage facilities, deconsolidated two properties and disposed of two properties:

Properties Opened

Property	Location	Date Opened
Parkdale Mall – Self Storage (1)	Beaumont, TX	April 2020
Hamilton Place – Self Storage (1)	Chattanooga, TN	July 2020
(1)

The property is owned by a 50/50 joint venture that is accounted for using the equity method of accounting and is included in equity in earnings of unconsolidated affiliates in the accompanying condensed consolidated statements of operations.

Deconsolidations

Property	Location	Date of Deconsolidation
Asheville Mall (1)	Asheville, NC	January 2021
Park Plaza (1)	Little Rock, AR	March 2021
(1)	The Company deconsolidated the property due to a loss of control when the property was placed into receivership in connection with the foreclosure process.

Dispositions

Property	Location	Sales Date
Hickory Point Mall (1)	Forsyth, IL	August 2020
Burnsville Center (1)	Burnsville, MN	December 2020
(1)	Title to the property was transferred to the mortgage holder in satisfaction of the non-recourse debt secured by the property.

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

Revenues

	Total for the Three Months Ended March 31,			Comparable Properties
	2021	2020	Change	Core	Non-core	Deconsolidation	Dispositions	Total Change
Rental revenues	$128,175	$161,173	$(32,998)	$(25,213)	$(723)	$(3,184)	$(3,878)	$(32,998)
Management, development and leasing fees	1,659	2,092	(433)	(433)	—	—	—	(433)
Other	3,350	4,309	(959)	(574)	(135)	(90)	(160)	(959)
Total revenues	$133,184	$167,574	$(34,390)	$(26,220)	$(858)	$(3,274)	$(4,038)	$(34,390)

Rental revenues from the Comparable Properties declined due to rent concessions to tenants that are in bankruptcy or are struggling financially due to the impacts of the COVID-19 pandemic, including $5.3 million of rent abatements on past due rents and $6.8 million in uncollectable revenues for past due rents.

Operating Expenses

	Total for the Three Months Ended March 31,			Comparable Properties
	2021	2020	Change	Core	Non-core	Deconsolidation	Dispositions	Total Change
Property operating	$(21,802)	$(25,709)	$3,907	$2,340	$(48)	$637	$978	$3,907
Real estate taxes	(16,551)	(18,448)	1,897	651	155	245	846	1,897
Maintenance and repairs	(10,781)	(11,208)	427	(297)	(30)	140	614	427
Property operating expenses	(49,134)	(55,365)	6,231	2,694	77	1,022	2,438	6,231
Depreciation and amortization	(48,112)	(55,902)	7,790	3,624	1,283	1,389	1,494	7,790
General and administrative	(12,612)	(17,836)	5,224	5,224	—	—	—	5,224
Loss on impairment	(57,182)	(133,644)	76,462	49,070	830	—	26,562	76,462
Litigation settlement	858	—	858	858	—	—	—	858
Other	—	(158)	158	158	—	—	—	158
Total operating expenses	$(166,182)	$(262,905)	$96,723	$61,628	$2,190	$2,411	$30,494	$96,723

Property operating expenses at the Comparable Properties decreased primarily due to the implementation of comprehensive programs to reduce operating expenses to mitigate the impact of mandated property closures and the effects of the COVID-19 pandemic, including a reduction-in-force and other operating expense initiatives.

The decrease in depreciation and amortization expense related to the Comparable Properties primarily relates to a lower basis in depreciable assets resulting from impairments recorded since the prior year period and a greater amount of tenant improvement write-offs in the prior year period related to tenants that closed as a result of bankruptcy.

General and administrative expenses decreased primarily due to the implementation of comprehensive programs to reduce expenses, including a reduction-in-force and other general and administrative expenses.

In the first quarter of 2021, we recognized $57.2 million of loss on impairment of real estate to write down the book value of three malls. In the first quarter of 2020, we recognized $133.6 million of loss on impairment of real estate to write down the book value of two malls. See Note 6 to the condensed consolidated financial statements for more information.

Other Income and Expenses

Interest and other income decreased $1.6 million to $0.8 million compared to the prior-year period primarily due to several mortgage and other notes receivable being retired since the prior year period, as well as a reduction in insurance proceeds since the prior year period. This was partially offset by interest income related to the U.S. Treasury securities that we invested in using a portion of the $280 million we drew on our secured line of credit in March 2020 to increase liquidity and preserve financial flexibility in light of the uncertainty surrounding the impact of the COVID-19 pandemic.

Interest expense decreased $22.9 million primarily due to not recognizing interest expense on the senior unsecured notes and the secured credit facility subsequent to the filing of the Chapter 11 Cases. The decrease was partially offset by an increase of default interest expense related to property-level non-recourse loans that are in default, which may not be payable depending on the outcome of negotiations with the lenders. In accordance with ASC 852, which limits the recognition of interest expense during a bankruptcy proceeding to only amounts that will be paid during the bankruptcy proceeding or that are probable of becoming allowed claims, interest has not been accrued on the secured credit facility or the senior unsecured notes subsequent to the filing of the Chapter 11 Cases.

For the three months ended March 31, 2021, we recorded $55.1 million of gain on deconsolidation related to Asheville Mall and Park Plaza. See Note 7 for more information.

For the three months ended March 31, 2021, we recorded $22.9 million of reorganization items, which consists of professional and legal fees directly related to the Chapter 11 Cases.

Equity in earnings (losses) of unconsolidated affiliates decreased by $4.1 million during the three months ended March 31, 2021 compared to the prior-year period. The decrease was primarily due to the impacts of the COVID-19 pandemic, including an increase in estimates of uncollectable rental revenues and abatements of rent.

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

We include a Property in our same-center pool when we have owned all or a portion of the Property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year and current year-to-date period. New Properties are excluded from same-center NOI until they meet these criteria. Properties excluded from the same-center pool that would otherwise meet these criteria are categorized as Lender Malls, as defined below under Operational Review.

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net loss for the three-month periods ended March 31, 2021 and 2020 is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net loss	$(28,280)	$(139,294)
Adjustments: (1)
Depreciation and amortization	61,061	68,489
Interest expense	33,012	54,086
Abandoned projects expense	—	158
(Gain) loss on sales of real estate assets	299	(140)
Gain on deconsolidation	(55,131)	—
Loss on impairment	57,182	133,644
Litigation settlement	(858)	—
Reorganization items	22,933	—
Income tax provision	751	526
Lease termination fees	(1,111)	(220)
Straight-line rent and above- and below-market rent	3,211	(1,795)
Net loss attributable to noncontrolling interests in other consolidated subsidiaries	819	207
General and administrative expenses	12,612	17,836
Management fees and non-property level revenues	(2,580)	(4,177)
Operating Partnership's share of property NOI	103,920	129,320
Non-comparable NOI	(3,896)	(8,542)
Total same-center NOI	$100,024	$120,778
(1)

Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.

Same-center NOI decreased 17.2% for the three months ended March 31, 2021 as compared to the prior-year period. The $20.8 million decrease for the three months ended March 31, 2021 compared to the same period in 2020 primarily consisted of a $24.1 million decrease in revenues offset by a $3.3 million decline in operating expenses. Rental revenues declined $23.7 million during the quarter primarily related to rent concessions to tenants that are in bankruptcy or are struggling financially due to the impacts of the COVID-19 pandemic, including $5.8 million of rent abatements on past due rents and $4.9 million in uncollectable revenues for past due rents.

Our consolidated unencumbered properties generated approximately 35.6% of total consolidated NOI of $80.3 million (which excludes NOI related to dispositions) for the three months ended March 31, 2021.

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
(2)

Non-stabilized Malls - Malls that are in their initial lease-up phase. After three complete calendar years of operation, they are reclassified on January 1 of the fourth calendar year to the stabilized mall category. The Outlet Shoppes at Laredo was classified as a non-stabilized mall as of March 31, 2020.

(3)	Excluded Malls - We exclude malls from our core portfolio if they are categorized as a Lender Mall, for which operational metrics are excluded:
•

Lender Malls - Malls for which we are working or intend to work with the lender on a restructure of the terms of the loan secured by the property or convey the secured property to the lender. EastGate Mall, Greenbrier Mall and The Outlet Shoppes of Laredo were classified as Lender Malls as of March 31, 2021. Burnsville Center, EastGate Mall, Hickory Point Mall, Greenbrier Mall and Park Plaza were classified as Lender Malls as of March 31, 2020. Lender Malls are excluded from our same-center pool as decisions made while in discussions with the lender may lead to metrics that do not provide relevant information related to the condition of these properties.

We derive the majority of our total revenues from the mall properties. The sources of our total revenues by property type were as follows:

	As of March 31,
	2021	2020
Malls	89.6%	91.5%
Other Properties	10.4%	8.5%

Mall Store Sales

Mall store sales include reporting mall tenants of 10,000 square feet or less for stabilized malls and exclude license agreements, which are retail contracts that are temporary or short-term in nature and generally last more than three months but less than twelve months. Due to temporary mall and store closures that occurred in 2020 because of the COVID-19 pandemic, the majority of CBL’s tenants did not report sales for the full reporting period. As a result, the following is a comparison of the change in our same-center sales per square foot for the three months ended March 31, 2021 compared to the three months ended March 31, 2019:

% Change
Stabilized mall same-center sales per square foot	12.5%

Occupancy

Our portfolio occupancy is summarized in the following table (1):

	As of March 31,
	2021	2020
Total portfolio	85.4%	89.5%
Malls:
Total Mall portfolio	83.2%	87.8%
Same-center Malls	83.2%	88.0%
Stabilized Malls	83.2%	88.0%
Other Properties:	92.4%	94.7%
Associated centers	91.0%	93.2%
Community centers	93.2%	95.8%
(1)

As noted above, excluded properties are not included in occupancy metrics. Occupancy for malls represents percentage of mall store gross leasable area occupied under 20,000 square feet. Occupancy for other properties represents percentage of gross leasable area occupied.

Bankruptcy-related store closures impacted 2021 occupancy by approximately 391 basis points or 645,000 square feet.

Leasing

The following is a summary of the total square feet of leases signed in the three-month periods ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Operating portfolio:
New leases	144,197	278,366
Renewal leases	594,582	632,760
Development portfolio:
New leases	3,300	7,929
Total leased	742,079	919,055

Average annual base rents per square foot are based on contractual rents in effect as of March 31, 2021 and 2020, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type:

	March 31,
	2021	2020
Malls (1):
Same-center Stabilized Malls	$30.99	$31.90
Stabilized Malls	30.99	31.91
Other Properties (2):	15.36	15.74
Associated centers	13.82	14.26
Community centers	16.64	17.02
Office buildings	19.25	19.13
(1)	Excluded properties are not included.
(2)	Average base rents for associated centers, community centers and office buildings include all leased space, regardless of size.

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the three-month period ended March 31, 2021 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (2)	% Change Average
All Property Types (1)	609,765	$30.44	$24.08	(20.9)%	$24.64	(19.1)%
Stabilized Malls	545,441	31.69	24.11	(23.9)%	24.62	(22.3)%
New leases	67,504	31.88	22.63	(29.0)%	23.81	(25.3)%
Renewal leases	477,937	31.66	24.32	(23.2)%	24.73	(21.9)%
(1)	Average gross rent does not incorporate allowable future increases for recoverable common area expenses.
(2)	Includes stabilized malls, associated centers, community centers and office buildings.

New and renewal leasing activity of comparable small shop space of less than 10,000 square feet based on the lease commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2021:
New	38	125,563	6.93	$29.78	$31.84	$31.66	$(1.88)	(5.9)%	$0.18	0.6%
Renewal	259	893,260	2.06	25.36	25.52	31.22	(5.86)	(18.8)%	(5.70)	(18.3)%
Commencement 2021 Total	297	1,018,823	2.68	25.90	26.30	31.27	(5.37)	(17.2)%	(4.97)	(15.9)%

Commencement 2022:
New	1	2,617	9.67	42.36	44.40	42.37	(0.01)	0.0%	2.03	4.8%
Renewal	58	188,773	2.57	38.08	38.36	42.41	(4.33)	(10.2)%	(4.05)	(9.5)%
Commencement 2022 Total	59	191,390	2.69	38.14	38.44	42.41	(4.27)	(10.1)%	(3.97)	(9.4)%

Total 2021/2022	356	1,210,213	2.74	$27.84	$28.22	$33.03	$(5.19)	(15.7)%	$(4.81)	(14.6)%

Liquidity and Capital Resources

As of March 31, 2021, we had $84.7 million available in unrestricted cash, $232.8 million in U.S. Treasury securities and $1,114.7 million outstanding on our secured credit facility. Our total pro rata share of debt at March 31, 2021 was $4,377.2 million. The $83.5 million in restricted cash at March 31, 2021 related to cash held in escrow accounts for insurance, real estate taxes, capital expenditures and tenant allowances as required by the terms of certain mortgage notes payable, as well as amounts related to cash management agreements with lenders of certain property-level mortgage indebtedness that are designated for debt service and operating expense obligations.

During January 2021, the Company purchased $22.0 million in U.S. Treasury securities that matured in February 2021. During February 2021, the Company purchased $32.0 million in U.S. Treasury securities that matured in March 2021. During March 2021, the Company purchased $82.4 million in U.S. Treasury securities that are scheduled to mature in June 2021. The Company designated the U.S. Treasury securities purchased in these transactions as available-for-sale.

In March 2021, the Company reached agreements with the lenders to modify the loans secured by Hammock Landing Phases I & II and The Pavilion at Port Orange. Each agreement provides an additional four-year term, with a one-year extension option, for a fully extended maturity date of February 2026. These loans had a combined outstanding loan balance of $107.2 million at March 31, 2021. Additionally, each such agreement provides forbearance related to the default triggered as a result of the Chapter 11 Cases. Also, in March 2021, the Company reached an agreement with the lender to modify the loan secured by Ambassador Infrastructure. The agreement provides an additional four-year term with a fixed interest rate of 3.0%. The extended loan, maturing in March 2025, had an outstanding balance of $8.3 million, as $1.1 million was paid down in conjunction with the modification. The agreement provides a waiver related to the default triggered as a result of the Chapter 11 Cases.

The filing of the Chapter 11 Cases constituted an event of default that resulted in certain monetary obligations becoming immediately due and payable with respect to the secured credit facility and the senior unsecured notes. We anticipate restructuring our unsecured debt maturities through the Chapter 11 bankruptcy process.

Our total share of consolidated, unconsolidated and other outstanding debt maturing during 2021, assuming all extension options are elected, is $501.9 million, and we are in discussions with the existing lenders to modify and extend or otherwise refinance the loans. We anticipate restructuring our unsecured debt maturities through the Chapter 11 bankruptcy process. The filing of the Chapter 11 Cases also constituted an event of default with respect to certain property-level debt of the Operating Partnership’s subsidiaries, which may have resulted in the automatic acceleration of certain monetary obligations or may give the applicable lender the right to accelerate such amounts. See Note 8 and Note 9 for more information.

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

Cash Flows - Operating, Investing and Financing Activities

There was $168.2 million of cash, cash equivalents and restricted cash as of March 31, 2021, an increase of $46.4 million from December 31, 2020. Of this amount, $84.7 million was unrestricted cash and cash equivalents as of March 31, 2021. Also, at March 31, 2021, we had $232.8 million in U.S. Treasuries that are scheduled to mature between April 2021 and June 2021.

Our net cash flows are summarized as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Net cash provided by operating activities	$62,769	$38,728	$24,041
Net cash used in investing activities	(2,564)	(172,631)	170,067
Net cash provided by (used in) financing activities	(13,760)	259,971	(273,731)
Net cash flows	$46,445	$126,068	$(79,623)

Cash Provided by Operating Activities

Cash provided by operating activities increased $24.0 million primarily due to not paying interest on the secured credit facility and senior unsecured notes as a result of the filing of the Chapter 11 Cases.

Cash Used in Investing Activities

Net cash used in investing activities for first quarter of 2020 was primarily related to the purchase of U.S. Treasury securities for $153.2 million using a portion of the $280.0 million that we drew on our secured line of credit. Whereas, in the first quarter of 2021, we had U.S. Treasury securities mature that we immediately reinvested in additional U.S. Treasury securities. We also had a decrease in additions to real estate assets in the first quarter of 2021 as compared to the first quarter of 2020 as a result of programs put in place to reduce capital expenditures and preserve liquidity.

Cash Provided by (Used in) Financing Activities

The net cash inflow for the first quarter of 2020 is primarily due to the $280.0 million draw on our secured credit facility in order to increase liquidity and preserve financial flexibility in light of the uncertainty surrounding the impact of the COVID-19 pandemic. In the first quarter of 2021, cash used in financing activities primarily relates to principal payments on mortgages.

Debt of the Company

CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that it has a direct or indirect ownership interest in, is the borrower on all our debt. CBL is a limited guarantor of the Notes, as described in Note 9 to the condensed consolidated financial statements, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. We also provide a similar limited guarantee of the Operating Partnership's obligations with respect to our secured credit facility as of March 31, 2021.

Debt of the Operating Partnership

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

March 31, 2021:	Consolidated	Noncontrolling Interests	Other Debt (1)	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Non-recourse loans on operating Properties (3)	$972,553	$(29,922)	$138,926	$609,197	$1,690,754	4.74%
Recourse loans on operating Properties (4)	—	—	—	8,250	8,250	3.00%
Construction loan	—	—	—	3,449	3,449	5.05%
Total fixed-rate debt	972,553	(29,922)	138,926	620,896	1,702,453	4.73%
Variable-rate debt:
Recourse loans on operating Properties	67,611	—	—	87,937	155,548	3.60%
Construction loans	—	—	—	35,372	35,372	2.87%
Total variable-rate debt	67,611	—	—	123,309	190,920	3.46%
Total fixed-rate and variable-rate debt	1,040,164	(29,922)	138,926	744,205	1,893,373	4.60%
Unamortized deferred financing costs (5)	(3,194)	251	—	(2,865)	(5,808)
Total mortgage and other indebtedness, net	$1,036,970	$(29,671)	$138,926	$741,340	$1,887,565

March 31, 2021:	Consolidated	Noncontrolling Interests	Other Debt (1)	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Senior unsecured notes due 2023 (6)	$450,000	$—	$—	$—	$450,000	5.25%
Senior unsecured notes due 2024 (6)	300,000	—	—	—	300,000	4.60%
Senior unsecured notes due 2026 (6)	625,000	—	—	—	625,000	5.95%
Total fixed-rate debt	1,375,000	—	—	—	1,375,000	5.43%
Variable-rate debt:
Secured line of credit (7)	675,926	—	—	—	675,926	9.50%
Secured term loan (7)	438,750	—	—	—	438,750	9.50%
Total variable-rate debt	1,114,676	—	—	—	1,114,676	9.50%
Total fixed-rate and variable-rate debt	2,489,676	—	—	—	2,489,676	7.25%
Unpaid accrued interest (8)	57,644	—	—	—	57,644
Prepetition unsecured or under secured liabilities	4,034	—	—	—	4,034
Total liabilities subject to compromise	$2,551,354	$—	$—	$—	$2,551,354

December 31, 2020:	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Non-recourse loans on operating Properties (3)	$1,120,203	$(30,177)	$612,458	$1,702,484	4.74%
Recourse loans on operating Properties (4)	—	—	9,360	9,360	3.74%
Construction loan	—	—	3,406	3,406	5.05%
Total fixed-rate debt	1,120,203	(30,177)	625,224	1,715,250	4.74%
Variable-rate debt:
Recourse loans on operating Properties	68,061	—	88,511	156,572	4.59%
Construction loans	—	—	33,222	33,222	3.11%
Total variable-rate debt	68,061	—	121,733	189,794	4.33%
Total fixed-rate and variable-rate debt	1,188,264	(30,177)	746,957	1,905,044	4.70%
Unamortized deferred financing costs	(3,433)	265	(2,844)	(6,012)
Total mortgage and other indebtedness, net	$1,184,831	$(29,912)	$744,113	$1,899,032

December 31, 2020:	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Senior unsecured notes due 2023 (6)	$450,000	$—	$—	$450,000	5.25%
Senior unsecured notes due 2024 (6)	300,000	—	—	300,000	4.60%
Senior unsecured notes due 2026 (6)	625,000	—	—	625,000	5.95%
Total fixed-rate debt	1,375,000	—	—	1,375,000	5.43%
Variable-rate debt:
Secured line of credit (7)	675,926	—	—	675,926	9.50%
Secured term loan (7)	438,750	—	—	438,750	9.50%
Total variable-rate debt	1,114,676	—	—	1,114,676	9.50%
Total fixed-rate and variable-rate debt	2,489,676	—	—	2,489,676	7.25%
Unpaid accrued interest (8)	57,644	—	—	57,644
Prepetition unsecured or under secured liabilities	4,170	—	—	4,170
Total liabilities subject to compromise	$2,551,490	$—	$—	$2,551,490
(1)

During the three months ended March 31, 2021, we deconsolidated Asheville Mall and Park Plaza due to a loss of control when the properties were placed into receivership in connection with the foreclosure process.

(2)	Weighted-average interest rate excludes amortization of deferred financing costs.
(3)

An unconsolidated affiliate has an interest rate swap on a notional amount outstanding of $42,323 as of March 31, 2021 and $42,654 as of December 31, 2020 related to a variable-rate loan on Ambassador Town Center to effectively fix the interest rate on this loan to a fixed-rate of 3.22%.

(4)

The unconsolidated affiliate had an interest rate swap on a notional amount outstanding of $9,360 as of December 31, 2020 related to a variable-rate loan on Ambassador Town Center - Infrastructure Improvements to effectively fix the interest rate on this loan to a fixed-rate of 3.74%. In March 2021, the loan was modified and provides an additional four-year term with a fixed interest rate of 3.0%. In conjunction with the modification, we paid additional principal of $1,110.

(5)

Unamortized deferred financing costs amounting to $2,841 and $2,005 for certain consolidated and unconsolidated property-level, non-recourse mortgage loans, respectively, may be required to be written off in the event that a waiver or restructuring of terms cannot be negotiated and the debt is either redeemed or otherwise extinguished.

(6)

In accordance with ASC 852, which limits the recognition of interest expense during a bankruptcy proceeding to only amounts that will be paid during the bankruptcy proceeding or that are probable of becoming allowed claims, interest has not been accrued on the senior unsecured notes subsequent to the filing of the Chapter 11 Cases. The outstanding amount of the senior unsecured notes is included in liabilities subject to compromise in the accompanying condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020.

(7)

The administrative agent informed the Company that interest will accrue on all outstanding obligations at the post-default rate, which is equal to the rate that otherwise would be in effect plus 5.0%. The post-default interest rate at March 31, 2021 and December 31, 2020 was 9.50%. In accordance with ASC 852, which limits the recognition of interest expense during a bankruptcy proceeding to only amounts that will be paid during the bankruptcy proceeding or that are probable of becoming allowed claims, interest has not been accrued on the secured credit facility subsequent to the filing of the Chapter 11 Cases. The outstanding amount of the secured credit facility is included in liabilities subject to compromise in the accompanying condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020.

(8)	Represents interest accrued on the secured credit facility and senior unsecured notes prior to the filing of the Chapter 11 Cases.

The weighted-average remaining term of our total share of consolidated, unconsolidated and other debt was 2.9 years and 3.1 years at March 31, 2021 and December 31, 2020, respectively. The weighted-average remaining term of our pro rata share of fixed-rate debt was 3.1 years and 3.4 years at March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021 and December 31, 2020, our pro rata share of consolidated and unconsolidated variable-rate debt represented 29.8% and 29.7%, respectively, of our total pro rata share of debt.

See Note 8 to the condensed consolidated financial statements for information concerning activity related to unconsolidated affiliates.

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

The guarantees of the Guarantor Subsidiaries are joint and several and full and unconditional. The guarantees are unsecured and effectively subordinated to any existing and future secured debt that a Guarantor Subsidiary may have to the extent of the value of the assets securing such debt. Each Guarantor Property’s obligation will remain until the earlier of such time as (i) all guaranteed obligations have been paid in full in cash and each guaranteed obligation has been terminated or cancelled in accordance with its terms or (ii) any such Guarantor Subsidiary ceases to be a guarantor under the senior secured credit facility. The Guarantor Subsidiaries’ maximum guarantee related to the secured credit facility is $1,114.7 million as of March 31, 2021, and the maximum guarantee related to the Notes is $1,375.0 million as of March 31, 2021.

The following tables present summarized financial information for the Operating Partnership and the Guarantor Subsidiaries on a combined basis. The summarized financial information does not include the Operating Partnership’s investments in non-guarantor subsidiaries nor the earnings from non-guarantor subsidiaries. Intercompany transactions between the Operating Partnership and the Guarantor Subsidiaries have been eliminated. The summarized balance sheet information is as of March 31, 2021 and December 31, 2020 and the summarized statement of operations information is for the three-month periods ended March 31, 2021 and 2020 (amounts are presented in thousands).

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Net investment in real estate assets	$1,374,789	$1,428,482
Total assets (1)	1,650,983	1,673,179
Total liabilities (2)	2,812,130	2,884,808

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Total revenues (3)	$54,772	$65,427
Total expenses (4)	(76,955)	(43,860)
Net income	20,806	18,835
(1)	Total assets include an intercompany note receivable with a non-guarantor subsidiary of $2,030 and $4,698 as of March 31, 2021 and December 31, 2020, respectively.
(2)	Total liabilities include intercompany liabilities of $3,931 as of March 31, 2021.
(3)	Total revenues include revenues derived from non-guarantor subsidiaries of $24 for the three months ended March 31, 2021.
(4)	Total expenses include expenses incurred with non-guarantor subsidiaries of $8,331 and $10,890 for the three months ended March 31, 2021 and 2020, respectively.

Financial Covenants and Restrictions

As discussed in Note 2 to the condensed consolidated financial statements, the filing of the Chapter 11 Cases constituted an event of default that resulted in certain monetary obligations becoming immediately due and payable with respect to the secured credit facility and the senior unsecured notes. The filing of the Chapter 11 Cases also constituted an event of default with respect to certain property-level debt of the Operating Partnership’s subsidiaries, which may have resulted in the automatic acceleration of certain monetary obligations or may give the applicable lender the right to accelerate such amounts.

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

See Delisting of Common Stock and Depositary Shares in Note 2 to the condensed consolidated financial statements for additional information regarding the suspension of NYSE trading in our common stock and the depositary shares representing our Series D Preferred Stock and Series E Preferred Stock pursuant to a notice we received from the NYSE regarding our non-compliance with the NYSE Listing Standards and the current status of our related appeal to the NYSE.

Market Capitalization

Our total-market capitalization as of March 31, 2021 was as follows (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)
Common stock and operating partnership units	201,577	$0.13
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00
6.625% Series E Cumulative Redeemable Preferred Stock	690	250.00
(1)

Stock price for common stock and Operating Partnership units equals the closing price of CBL's common stock on March 31, 2021 on the OTC Markets, operated by the OTC Markets Group, Inc. The stock prices for the preferred stock represent the liquidation preference of each respective series of preferred stock.

Capital Expenditures

Deferred maintenance expenditures are generally included in the determination of common area maintenance (“CAM”) expense that is billed to tenants in accordance with their lease agreements. These expenditures are generally recovered over a 5 to 15-year period. Renovation expenditures are primarily for remodeling and upgrades of malls, of which a portion is recovered from tenants over a 5 to 15-year period. We recover these costs through fixed amounts with annual increases or pro rata cost reimbursements based on the tenant’s occupied space.

The following table, which excludes expenditures for developments, redevelopments and expansions, summarizes these capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three months ended March 31, 2021 compared to the same periods in 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Tenant allowances (1)	$877	$7,223

Deferred maintenance:
Parking area and parking area lighting	—	254
Roof repairs and replacements	—	151
Other capital expenditures	459	3,090
Total deferred maintenance	459	3,495

Capitalized overhead	258	631

Capitalized interest	19	726

Total capital expenditures	$1,613	$12,075
(1)	Tenant allowances primarily relate to new leases. Tenant allowances related to renewal leases were not material for the periods presented.

Annual capital expenditures budgets are prepared for each of our properties that are intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, and readily available cash on hand will provide the necessary funding for these expenditures.

Developments and Redevelopments

Properties Under Development at March 31, 2021

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2021 Cost	Expected Opening Date	Initial Unleveraged Yield
Outparcel Developments:
Hamilton Place - Aloft Hotel (3)(4)	Chattanooga, TN	50%	89,674	$12,000	$10,173	$1,347	Q2 '21	9.2%
Pearland Town Center - HCA Offices	Pearland, TX	100%	48,416	14,186	7,947	525	Q2 '21	11.8%
			138,090	26,186	18,120	1,872

Redevelopments:
Cross Creek Sears Redevelopment - Longhorn's, Rooms To Go (5)	Fayetteville, NC	100%	13,494	5,252	2,259	1,035	Q3 '21	5.3%
Total Properties Under Development			151,584	$31,438	$20,379	$2,907
(1)	Total Cost is presented net of reimbursements to be received.
(2)	Cost to Date does not reflect reimbursements until they are received.
(3)	Yield is based on expected yield upon stabilization.
(4)	Total cost includes a non-cash allocated value for the Company’s land contribution and amounts funded by a construction loan.
(5)	The return reflected represents a pro forma incremental return as Total Cost excludes the cost related to the acquisition of the Sears (Cross Creek Mall) building.

Off-Balance Sheet Arrangements

Unconsolidated Affiliates

We have ownership interests in 29 unconsolidated affiliates as of March 31, 2021 that are described in Note 8 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as investments in unconsolidated affiliates.

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

•

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

See Note 12 to the condensed consolidated financial statements for information related to our guarantees of unconsolidated affiliates' debt as of March 31, 2021 and December 31, 2020.

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

Our Annual Report on Form 10-K for the year ended December 31, 2020 contains a discussion of our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these policies and estimates during the three months ended March 31, 2021. Our significant accounting policies are disclosed in Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Pronouncements

See Note 3 to the condensed consolidated financial statements for information on recently issued accounting pronouncements.

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

We present both FFO allocable to Operating Partnership common unitholders and FFO allocable to common shareholders, as we believe that both are useful performance measures. We believe FFO allocable to Operating Partnership common unitholders is a useful performance measure since we conduct substantially all our business through our Operating Partnership and, therefore, it reflects the performance of the properties in absolute terms regardless of the ratio of ownership interests of our common shareholders and the noncontrolling interest in our Operating Partnership. We believe FFO allocable to common shareholders is a useful performance measure because it is the performance measure that is most directly comparable to net income (loss) attributable to common shareholders.

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

FFO of the Operating Partnership increased to $90.2 million for the three months ended March 31, 2021 from $50.9 million for the prior-year period. Excluding the adjustments noted below, FFO of the Operating Partnership, as adjusted, increased to $68.7 million for the three months ended March 31, 2021 from $51.6 million for the same period in 2020. The increase in FFO, as adjusted, was primarily driven by lower operating expenses and the reduction in interest expense due to not recognizing post-petition interest expense on the senior unsecured notes and the secured credit facility subsequent to the filing of the Chapter 11 Cases.

The reconciliation of net loss attributable to common shareholders to FFO allocable to Operating Partnership common unitholders is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Net loss attributable to common shareholders	$(26,763)	$(133,896)
Noncontrolling interest in loss of Operating Partnership	(698)	(16,414)
Depreciation and amortization expense of:
Consolidated properties	48,112	55,902
Unconsolidated affiliates	13,530	13,510
Non-real estate assets	(541)	(917)
Noncontrolling interests' share of depreciation and amortization in other consolidated subsidiaries	(581)	(923)
Loss on impairment	57,182	133,644
Loss on depreciable property	—	25
FFO allocable to Operating Partnership common unitholders	90,241	50,931
Litigation settlement (1)	(858)	—
Non-cash default interest expense (2)	11,470	690
Gain on deconsolidation (3)	(55,131)	—
Reorganization items (4)	22,933	—
FFO allocable to Operating Partnership common unitholders, as adjusted	$68,655	$51,621
FFO per diluted share	$0.45	$0.25
FFO, as adjusted, per diluted share	$0.34	$0.26
(1)	Represents a credit to litigation settlement expense related to claim amounts that were released pursuant to the terms of the settlement agreement related to the settlement of a class action lawsuit.
(2)

The three months ended March 31, 2021 includes default interest expense related to loans secured by properties that were in default prior to the filing of the Chapter 11 Cases, as well as loans secured by properties that are in default due to the filing of the Chapter 11 Cases. The three months ended March 31, 2020 includes default interest expense related to Greenbrier Mall and Hickory Point Mall.

(3)

During the three months ended March 31, 2021, we deconsolidated Asheville Mall and Park Plaza due to a loss of control when the properties were placed into receivership in connection with the foreclosure process.

(4)	Represents costs incurred subsequent to the filing of the Chapter 11 Cases, which consists of professional and legal fees.
The reconciliation of diluted EPS to FFO per diluted share is as follows:

	Three Months Ended March 31,
	2021	2020
Diluted EPS attributable to common shareholders	$(0.14)	$(0.75)
Eliminate amounts per share excluded from FFO:
Depreciation and amortization expense, including amounts from consolidated properties, unconsolidated affiliates, non-real estate assets and excluding amounts allocated to noncontrolling interests	0.30	0.34
Loss on impairment	0.29	0.66
FFO per diluted share	$0.45	$0.25

The reconciliations of FFO allocable to Operating Partnership common unitholders to FFO allocable to common shareholders, including and excluding the adjustments noted above, are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
FFO allocable to Operating Partnership common unitholders	$90,241	$50,931
Percentage allocable to common shareholders (1)	97.46%	89.01%
FFO allocable to common shareholders	$87,949	$45,334

FFO allocable to Operating Partnership common unitholders, as adjusted	$68,655	$51,621
Percentage allocable to common shareholders (1)	97.46%	89.01%
FFO allocable to common shareholders, as adjusted	$66,911	$45,948
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

Interest Rate Risk

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at March 31, 2021, and excluding the secured credit facility, which is included in liabilities subject to compromise in the accompanying condensed consolidated balance sheets due to the Chapter 11 Cases, a 0.5% increase or decrease in interest rates on variable-rate debt would result in annual cash flows of approximately $7.6 million and $5.7 million, respectively, and increase or decrease annual interest expense, after the effect of capitalized interest, by approximately $0.9 million.

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at March 31, 2021, and including the secured credit facility, which is included in liabilities subject to compromise in the accompanying condensed consolidated balance sheets due to the Chapter 11 Cases, a 0.5% increase or decrease in interest rates on variable-rate debt would result in annual cash flows of approximately $119.0 million and $106.0 million, respectively, and increase or decrease annual interest expense, after the effect of capitalized interest, by approximately $6.5 million.

Based on our proportionate share of total consolidated, unconsolidated and other debt at March 31, 2021, and excluding the secured credit facility and senior unsecured notes, which are included in liabilities subject to compromise in the accompanying condensed consolidated balance sheets due to the Chapter 11 Cases, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $14.9 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $15.7 million.

Based on our proportionate share of total consolidated, unconsolidated and other debt at March 31, 2021, and including the secured credit facility and senior unsecured notes, which are included in liabilities subject to compromise in the accompanying condensed consolidated balance sheets due to the Chapter 11 Cases, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $28.4 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $28.9 million.

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

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s and the Operating Partnership’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting at March 31, 2021 and December 31, 2020, management of the Company and the Operating Partnership determined that there was a control deficiency that constituted a material weakness, as described below.

As a result of turnover, the Company and the Operating Partnership did not maintain a sufficient complement of personnel commensurate with their accounting and financial reporting requirements in accordance with U.S. GAAP and SEC regulations.

The control deficiency described above created a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis and therefore we concluded that the deficiency represents a material weakness in the Company’s and the Operating Partnership’s internal control over financial reporting and that the Company and the Operating Partnership did not maintain effective internal control over financial reporting as of March 31, 2021 and December 31, 2020 based on criteria established in Internal Control-Integrated Framework issued by COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s or the Operating Partnership’s internal control over financial reporting during our most recent fiscal quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings

The information in this Item 1 is incorporated by reference herein from Note 2 and Note 12.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations that are discussed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to such risk factors since the filing of our Annual Report.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Limitations on Payment of Dividends

See information presented under the heading Equity in the Liquidity and Capital Resources section of Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in PART I of this report for a discussion of current limitations on the payment of dividends by the Company.

ITEM 3: Defaults Upon Senior Securities

Defaults on Indebtedness

See information presented in Note 8 and Note 9 in the financial statements included in PART I of this report for a discussion of certain defaults with respect to the Company’s senior unsecured notes and secured credit facility, including defaults related to the filing of the Chapter 11 Cases, and additional asserted defaults with respect to the Company’s secured credit facility.

Preferred Dividend and Special Common Unit Distribution Arrearages

Dividends on the Series D and the Series E preferred stock are cumulative and therefore continued to accrue, prior to the filing of the Chapter 11 Cases, at an annual rate of $18.4375 per share and $16.5625 per share, respectively. We expect our Chapter 11 reorganization to extinguish all claims related to the accrued and unpaid preferred stock dividends. As of March 31, 2021, the cumulative amount of unpaid dividends on the preferred stock totaled $48.6 million.

Distributions on the Series K and S special common units are cumulative and therefore continued to accrue, prior to the filing of the Chapter 11 Cases, at an annual rate of $2.96875 per unit and $2.92875 per unit, respectively. Distributions on the Series L special common units were cumulative through May 31, 2020, and accrued at an annual rate of $3.0288 per unit. Pursuant to the terms of the Series L special common units, on June 1, 2020 the Series L special common units began receiving distributions at the same rate and on the same terms as the common units of limited partnership interest in the Operating Partnership. As of March 31, 2021, the cumulative amount of unpaid distributions on the special common units totaled $9.4 million.

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

None.

ITEM 6: Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
10.1

First Amended and Restated Restructuring Support Agreement, dated as of March 21, 2021, between the Operating Partnership, REIT, Subsidiary Guarantors and Consenting Stakeholders (incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 22, 2021).*

10.2	Plan Term Sheet, dated as of March 21, 2021 (See Exhibit B to Exhibit 10.1) (incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 22, 2021).*
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

Date: May 17, 2021