Form 10-Q
period 2021-06-30
CBL & ASSOCIATES PROPERTIES INC; CBL & ASSOCIATES LIMITED PARTNERSHIP
filed 2021-08-16
CIK 910612, 915140

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

As of August 10, 2021, there were 196,443,846 shares of CBL & Associates Properties, Inc.'s common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE

(Dollars in thousands, except share data)

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2021 of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the "Company" mean CBL & Associates Properties, Inc. and its subsidiaries. References to the "Operating Partnership" mean CBL & Associates Limited Partnership and its subsidiaries. The terms "we," "us" and "our" refer to the Company or the Company and the Operating Partnership collectively, as the context requires.

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

The Company is a real estate investment trust ("REIT") whose stock was traded on the New York Stock Exchange (“NYSE”) prior to the NYSE’s announcement on November 2, 2020, that it had suspended trading in the Company’s stock due to “abnormally low” trading price levels and had determined to commence proceedings to delist the Company’s stock. As discussed further under Delisting of Common Stock and Depositary Shares in Note 2 herein, the Company has appealed this decision in accordance with NYSE rules, and in the meantime the Company’s stock is trading on the OTC Markets, operated by the OTC Markets Group, Inc. The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At June 30, 2021, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 96.5% limited partner interest for a combined interest held by the Company of 97.5%.

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

CBL & Associates Properties, Inc.

CBL & Associates Limited Partnership

(Debtors-In-Possession)

PART I – FINANCIAL INFORMATION

ITEM 1: Financial Statements

CBL & Associates Properties, Inc.

(Debtors-In-Possession)

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

ASSETS (1)	June 30, 2021	December 31, 2020
Real estate assets:
Land	$662,045	$695,711
Buildings and improvements	4,978,546	5,135,074
	5,640,591	5,830,785
Accumulated depreciation	(2,270,736)	(2,241,421)
	3,369,855	3,589,364
Developments in progress	15,150	28,327
Net investment in real estate assets	3,385,005	3,617,691
Cash and cash equivalents	143,874	61,781
Available-for-sale securities - at fair value (amortized cost of $183,496 and $233,053 as of June 30, 2021 and December 31, 2020, respectively)	183,490	233,071
Receivables:
Tenant	68,514	103,655
Other	2,727	5,958
Mortgage and other notes receivable	1,912	2,337
Investments in unconsolidated affiliates	261,082	279,355
Intangible lease assets and other assets	217,603	139,892
	$4,264,207	$4,443,740
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness, net	$987,592	$1,184,831
Accounts payable and accrued liabilities	188,368	173,387
Total liabilities not subject to compromise (1)	1,175,960	1,358,218

Liabilities subject to compromise	2,591,706	2,551,490

Commitments and contingencies (Note 9 and Note 12)
Redeemable noncontrolling interests	(543)	(265)
Shareholders' equity:
Preferred Stock, $.01 par value, 15,000,000 shares authorized:
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding	18	18
6.625% Series E Cumulative Redeemable Preferred Stock, 690,000 shares outstanding	7	7
Common stock, $.01 par value, 350,000,000 shares authorized, 196,444,452 and 196,569,917 issued and outstanding in 2021 and 2020, respectively	1,964	1,966
Additional paid-in capital	1,986,982	1,986,269
Accumulated other comprehensive income (loss)	(6)	18
Dividends in excess of cumulative earnings	(1,492,080)	(1,456,435)
Total shareholders' equity	496,885	531,843
Noncontrolling interests	199	2,454
Total equity	497,084	534,297
	$4,264,207	$4,443,740

(1)

As of June 30, 2021, includes $263,404 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $134,578 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 8.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

(Debtors-In-Possession)

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES:
Rental revenues	$131,316	$120,222	$259,491	$281,395
Management, development and leasing fees	1,449	1,055	3,108	3,147
Other	3,796	2,934	7,146	7,243
Total revenues	136,561	124,211	269,745	291,785
EXPENSES:
Property operating	(19,623)	(16,906)	(41,425)	(42,615)
Depreciation and amortization	(47,499)	(52,663)	(95,611)	(108,565)
Real estate taxes	(15,110)	(17,837)	(31,661)	(36,285)
Maintenance and repairs	(8,784)	(6,042)	(19,565)	(17,250)
General and administrative	(11,269)	(18,727)	(23,881)	(36,563)
Loss on impairment	—	(13,274)	(57,182)	(146,918)
Litigation settlement	(57)	—	801	—
Other	(287)	(242)	(287)	(400)
Total expenses	(102,629)	(125,691)	(268,811)	(388,596)
OTHER INCOME (EXPENSES):
Interest and other income	752	891	1,528	3,288
Interest expense (unrecognized contractual interest expense was $45,279 and $90,043 for the three and six months ended June 30, 2021, respectively)	(22,299)	(52,631)	(46,429)	(99,623)
Gain on deconsolidation	—	—	55,131	—
Gain (loss) on sales of real estate assets	107	2,623	(192)	2,763
Reorganization items	(17,073)	—	(40,006)	—
Income tax provision	(705)	(16,117)	(1,456)	(16,643)
Equity in losses of unconsolidated affiliates	(4,275)	(6,079)	(7,351)	(5,061)
Total other expenses	(43,493)	(71,313)	(38,775)	(115,276)
Net loss	(9,561)	(72,793)	(37,841)	(212,087)
Net loss attributable to noncontrolling interests in:
Operating Partnership	230	2,077	928	18,491
Other consolidated subsidiaries	449	487	1,268	694
Net loss attributable to the Company	(8,882)	(70,229)	(35,645)	(192,902)
Preferred dividends undeclared	—	(11,223)	—	(22,446)
Net loss attributable to common shareholders	$(8,882)	$(81,452)	$(35,645)	$(215,348)
Basic and diluted per share data attributable to common shareholders:
Net loss attributable to common shareholders	$(0.05)	$(0.42)	$(0.18)	$(1.16)
Weighted-average common and potential dilutive common shares outstanding	196,458	191,962	196,484	185,547

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

(Debtors-In-Possession)

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(9,561)	$(72,793)	$(37,841)	$(212,087)

Other comprehensive loss:
Unrealized loss on available-for-sale securities	(27)	(64)	(24)	(42)

Comprehensive loss	(9,588)	(72,857)	(37,865)	(212,129)
Comprehensive loss attributable to noncontrolling interests in:
Operating Partnership	230	2,080	928	18,494
Other consolidated subsidiaries	449	487	1,268	694
Comprehensive loss attributable to the Company:	$(8,909)	$(70,290)	$(35,669)	$(192,941)

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

(Debtors-In-Possession)

Condensed Consolidated Statements of Equity

(In thousands, except share data)

(Unaudited)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	$2,160	$25	$1,741	$1,965,897	$—	$(1,161,351)	$806,312	$55,553	$861,865
Net loss	(1,158)	—	—	—	—	(122,673)	(122,673)	(15,463)	(138,136)
Other comprehensive income	—	—	—	—	22	—	22	—	22
Conversion of 16,333,947 Operating Partnership common units into shares of common stock	—	—	163	20,888	—	—	21,051	(21,051)	—
Issuance of 1,633,345 shares of common stock and restricted common stock	—	—	17	520	—	—	537	—	537
Cancellation of 116,781 shares of restricted common stock	—	—	(1)	(96)	—	—	(97)	—	(97)
Amortization of deferred compensation	—	—	—	633	—	—	633	—	633
Performance stock units	—	—	—	390	—	—	390	—	390
Adjustment for noncontrolling interests	60	—	—	(10,341)	—	—	(10,341)	10,281	(60)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(731)	(731)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	668	668
Balance, March 31, 2020	1,062	25	1,920	1,977,891	22	(1,284,024)	695,834	29,257	725,091
Net loss	(654)	—	—	—	—	(70,229)	(70,229)	(1,910)	(72,139)
Other comprehensive loss	—	—	—	—	(64)	—	(64)	—	(64)
Issuance of 5,891 shares of common stock and restricted common stock	—	—	—	2	—	—	2	—	2
Cancellation of 20,059 shares of restricted common stock	—	—	—	(14)	—	—	(14)	—	(14)
Performance stock units	—	—	—	379	—	—	379	—	379
Amortization of deferred compensation	—	—	—	384	—	—	384	—	384
Adjustment for noncontrolling interests	117	—	—	3,812		—	3,812	(3,929)	(117)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(94)	(94)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	25	25
Balance, June 30, 2020	$525	$25	$1,920	$1,982,454	$(42)	$(1,354,253)	$630,104	$23,349	$653,453

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2020	$(265)	$25	$1,966	$1,986,269	$18	$(1,456,435)	$531,843	$2,454	$534,297
Net loss	(213)	—	—	—	—	(26,763)	(26,763)	(1,304)	(28,067)
Other comprehensive income	—	—	—	—	3	—	3	—	3
Cancellation of 111,139 shares of restricted common stock	—	—	(1)	—	—	—	(1)	—	(1)
Amortization of deferred compensation	—	—	—	304	—	—	304	—	304
Performance stock units	—	—	—	93	—	—	93	—	93
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(11)	(11)
Balance, March 31, 2021	(478)	25	1,965	1,986,666	21	(1,483,198)	505,479	1,139	506,618
Net loss	(70)	—	—	—	—	(8,882)	(8,882)	(609)	(9,491)
Other comprehensive loss	—	—	—	—	(27)	—	(27)	—	(27)
Cancellation of 14,326 shares of restricted common stock	—	—	(1)	(17)	—	—	(18)	—	(18)
Amortization of deferred compensation	—	—	—	256	—	—	256	—	256
Performance stock units	—	—	—	94	—	—	94	—	94
Adjustment for noncontrolling interests	5	—	—	(17)	—	—	(17)	12	(5)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(343)	(343)
Balance, June 30, 2021	$(543)	$25	$1,964	$1,986,982	$(6)	$(1,492,080)	$496,885	$199	$497,084

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

(Debtors-In-Possession)

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,841)	$(212,087)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	95,611	108,565
Net amortization of deferred financing costs, premiums on available-for-sale securities and debt premiums and discounts	1,496	4,595
Net amortization of intangible lease assets and liabilities	385	(753)
(Gain) loss on sales of real estate assets	192	(2,763)
Gain on insurance proceeds	—	(511)
Gain on deconsolidation	(55,131)	—
Write-off of development projects	287	400
Share-based compensation expense	739	2,293
Loss on impairment	57,182	146,918
Equity in losses of unconsolidated affiliates	7,351	5,061
Distributions of earnings from unconsolidated affiliates	6,676	3,797
Change in estimate of uncollectable revenues	15,525	41,955
Change in deferred tax accounts	—	15,596
Changes in:
Tenant and other receivables	19,352	(87,298)
Other assets	(2,111)	753
Accounts payable and accrued liabilities	20,784	11,849
Net cash provided by operating activities	130,497	38,370
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(13,836)	(36,413)
Proceeds from sales of real estate assets	5,612	3,579
Purchases of available-for-sale securities	(319,887)	(153,193)
Redemptions of available-for-sale securities	368,380	—
Proceeds from insurance	—	600
Payments received on mortgage and other notes receivable	425	703
Additional investments in and advances to unconsolidated affiliates	124	(10,990)
Distributions in excess of equity in earnings of unconsolidated affiliates	4,790	5,255
Changes in other assets	(1,420)	(920)
Net cash provided by (used in) investing activities	44,188	(191,379)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	—	365,000
Principal payments on mortgage and other indebtedness	(23,854)	(120,467)
Additions to deferred financing costs	(1)	(240)
Proceeds from issuances of common stock	—	5
Contributions from noncontrolling interests	—	693
Payment of tax withholdings for restricted stock awards	(11)	(87)
Distributions to noncontrolling interests	(354)	(825)
Net cash provided by (used in) financing activities	(24,220)	244,079
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	150,465	91,070
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	121,722	59,058
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$272,187	$150,128
Reconciliation from condensed consolidated statements of cash flows to condensed consolidated balance sheets:
Cash and cash equivalents	$143,874	$123,388
Restricted cash (1):
Restricted cash	100,626	249
Mortgage escrows	27,687	26,491
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$272,187	$150,128

SUPPLEMENTAL INFORMATION
Cash paid for interest, net of amounts capitalized	$26,755	$51,703
Cash paid for reorganization items	$35,602	$—
(1)	Included in intangible lease assets and other assets in the condensed consolidated balance sheets.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership

(Debtors-In-Possession)

Condensed Consolidated Balance Sheets

(In thousands, except unit data)

(Unaudited)

ASSETS (1)	June 30, 2021	December 31, 2020
Real estate assets:
Land	$662,045	$695,711
Buildings and improvements	4,978,546	5,135,074
	5,640,591	5,830,785
Accumulated depreciation	(2,270,736)	(2,241,421)
	3,369,855	3,589,364
Developments in progress	15,150	28,327
Net investment in real estate assets	3,385,005	3,617,691
Cash and cash equivalents	143,866	61,772
Available-for-sale securities - at fair value (amortized cost of $183,496 and $233,053 as of June 30, 2021 and December 31, 2020, respectively)	183,490	233,071
Receivables:
Tenant	68,514	103,655
Other	2,679	5,910
Mortgage and other notes receivable	1,912	2,337
Investments in unconsolidated affiliates	261,609	279,884
Intangible lease assets and other assets	217,482	139,772
	$4,264,557	$4,444,092
LIABILITIES, REDEEMABLE INTERESTS AND CAPITAL
Mortgage and other indebtedness, net	$987,592	$1,184,831
Accounts payable and accrued liabilities	188,439	173,458
Total liabilities not subject to compromise (1)	1,176,031	1,358,289

Liabilities subject to compromise	2,591,706	2,551,490

Commitments and contingencies (Note 9 and Note 12)
Redeemable common units	(543)	(265)
Partners' capital:
Preferred units	565,212	565,212
Common units:
General partner	(697)	(339)
Limited partners	(68,582)	(33,371)
Accumulated other comprehensive income (loss)	(6)	18
Total partners' capital	495,927	531,520
Noncontrolling interests	1,436	3,058
Total capital	497,363	534,578
	$4,264,557	$4,444,092

(1)

As of June 30, 2021, includes $263,404 of assets related to consolidated variable interest entities that can only be used to settle obligations of the consolidated variable interest entities and $134,578 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Operating Partnership. See Note 8.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership

(Debtors-In-Possession)

Condensed Consolidated Statements of Operations

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES:
Rental revenues	$131,316	$120,222	$259,491	$281,395
Management, development and leasing fees	1,449	1,055	3,108	3,147
Other	3,796	2,934	7,146	7,243
Total revenues	136,561	124,211	269,745	291,785
EXPENSES:
Property operating	(19,623)	(16,906)	(41,425)	(42,615)
Depreciation and amortization	(47,499)	(52,663)	(95,611)	(108,565)
Real estate taxes	(15,110)	(17,837)	(31,661)	(36,285)
Maintenance and repairs	(8,784)	(6,042)	(19,565)	(17,250)
General and administrative	(11,269)	(18,727)	(23,881)	(36,563)
Loss on impairment	—	(13,274)	(57,182)	(146,918)
Litigation settlement	(57)	—	801	—
Other	(287)	(242)	(287)	(400)
Total expenses	(102,629)	(125,691)	(268,811)	(388,596)
OTHER INCOME (EXPENSES):
Interest and other income	752	891	1,528	3,288
Interest expense (unrecognized contractual interest expense was $45,279 and $90,043 for the three and six months ended June 30, 2021, respectively)	(22,299)	(52,631)	(46,429)	(99,623)
Gain on deconsolidation	—	—	55,131	—
Gain (loss) on sales of real estate assets	107	2,623	(192)	2,763
Reorganization items	(17,073)	—	(40,006)	—
Income tax provision	(705)	(16,117)	(1,456)	(16,643)
Equity in losses of unconsolidated affiliates	(4,275)	(6,079)	(7,351)	(5,061)
Total other expenses	(43,493)	(71,313)	(38,775)	(115,276)
Net loss	(9,561)	(72,793)	(37,841)	(212,087)
Net loss attributable to noncontrolling interests	449	487	1,268	694
Net loss attributable to the Operating Partnership	(9,112)	(72,306)	(36,573)	(211,393)
Distributions to preferred unitholders undeclared	—	(11,223)	—	(22,446)
Net loss attributable to common unitholders	$(9,112)	$(83,529)	$(36,573)	$(233,839)
Basic and diluted per unit data attributable to common unitholders:
Net loss attributable to common unitholders	$(0.05)	$(0.41)	$(0.18)	$(1.16)
Weighted-average common and potential dilutive common units outstanding	201,576	201,702	201,601	201,480

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership

(Debtors-In-Possession)

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(9,561)	$(72,793)	$(37,841)	$(212,087)

Other comprehensive loss:
Unrealized loss on available-for-sale securities	(27)	(64)	(24)	(42)

Comprehensive loss	(9,588)	(72,857)	(37,865)	(212,129)
Comprehensive loss attributable to noncontrolling interests	449	487	1,268	694
Comprehensive loss attributable to the Operating Partnership:	$(9,139)	$(72,370)	$(36,597)	$(211,435)

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership

(Debtors-In-Possession)

Condensed Consolidated Statements of Capital

(In thousands)

(Unaudited)

		Number of			Common Units
	Redeemable Common Units	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partner's Capital	Noncontrolling Interests	Total Capital
Balance, December 31, 2019	$2,160	25,050	200,189	$565,212	$2,765	$270,216	$—	$838,193	$23,961	$862,154
Net loss	(1,158)	—	—	—	(1,406)	(136,523)	—	(137,929)	(207)	(138,136)
Other comprehensive income	—	—	—	—	—	—	22	22	—	22
Issuances of common units	—	—	1,633	—	—	536	—	536	—	536
Cancellation of restricted common units	—	—	(116)	—	—	(97)	—	(97)	—	(97)
Performance stock units	—	—	—	—	4	386	—	390	—	390
Amortization of deferred compensation	—	—	—	—	18	615	—	633	—	633
Allocation of partners' capital	60	—	—	—	(1)	(64)	—	(65)	—	(65)
Adjustment to record redeemable interests at redemption value	—	—	—	—	(8)	8	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(731)	(731)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	668	668
Balance, March 31, 2020	1,062	25,050	201,706	565,212	1,372	135,077	22	701,683	23,691	725,374
Net loss	(654)	—	—	—	(728)	(70,924)	—	(71,652)	(487)	(72,139)
Other comprehensive loss	—	—	—	—	—	—	(64)	(64)	—	(64)
Issuances of common units	—	—	6	—	—	2	—	2	—	2
Cancellation of restricted common units	—	—	(21)	—	—	(14)	—	(14)	—	(14)
Performance stock units	—	—	—	—	4	375	—	379	—	379
Amortization of deferred compensation	—	—	—	—	11	373	—	384	—	384
Allocation of partners' capital	117	—	—	—	(1)	(117)	—	(118)	—	(118)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	25	25
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(94)	(94)
Balance, June 30, 2020	$525	25,050	201,691	$565,212	$658	$64,772	$(42)	$630,600	$23,135	$653,735

CBL & Associates Limited Partnership

(Debtors-In-Possession)

Condensed Consolidated Statements of Capital

(In thousands)

(Unaudited)

		Number of			Common Units
	Redeemable Common Units	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partner's Capital	Noncontrolling Interests	Total Capital
Balance, December 31, 2020	$(265)	25,050	201,688	$565,212	$(339)	$(33,371)	$18	$531,520	$3,058	$534,578
Net loss	(213)	—	—	—	(277)	(26,971)	—	(27,248)	(819)	(28,067)
Other comprehensive income	—	—	—	—	—	—	3	3	—	3
Cancellation of restricted common units	—	—	(111)	—	—	(1)	—	(1)	—	(1)
Amortization of deferred compensation	—	—	—	—	3	300	—	303	—	303
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(11)	(11)
Performance stock units	—	—	—	—	4	87	—	91	—	91
Balance, March 31, 2021	(478)	25,050	201,577	565,212	(609)	(59,956)	21	504,668	2,228	506,896
Net loss	(70)	—	—	—	(92)	(8,950)	—	(9,042)	(449)	(9,491)
Other comprehensive loss	—	—	—	—	—	—	(27)	(27)	—	(27)
Cancellation of restricted common units	—	—	(14)	—	—	(17)	—	(17)	—	(17)
Allocation of partners' capital	5	—	—	—	—	(7)	—	(7)	—	(7)
Amortization of deferred compensation	—	—	—	—	3	254	—	257	—	257
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(343)	(343)
Performance stock units	—	—	—	—	1	94	—	95	—	95
Balance, June 30, 2021	$(543)	25,050	201,563	$565,212	$(697)	$(68,582)	$(6)	$495,927	$1,436	$497,363

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership

(Debtors-In-Possession)

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,841)	$(212,087)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	95,611	108,565
Net amortization of deferred financing costs, premiums on available-for-sale securities and debt premiums and discounts	1,496	4,595
Net amortization of intangible lease assets and liabilities	385	(753)
(Gain) loss on sales of real estate assets	192	(2,763)
Gain on insurance proceeds	—	(511)
Gain on deconsolidation	(55,131)	—
Write-off of development projects	287	400
Share-based compensation expense	739	2,293
Loss on impairment	57,182	146,918
Equity in losses of unconsolidated affiliates	7,351	5,061
Distributions of earnings from unconsolidated affiliates	6,676	3,797
Change in estimate of uncollectable revenues	15,525	41,955
Change in deferred tax accounts	—	15,596
Changes in:
Tenant and other receivables	19,352	(87,298)
Other assets	(2,111)	753
Accounts payable and accrued liabilities	20,785	11,845
Net cash provided by operating activities	130,498	38,366
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(13,836)	(36,413)
Proceeds from sales of real estate assets	5,612	3,579
Purchases of available-for-sale securities	(319,887)	(153,193)
Redemptions of available-for-sale securities	368,380	—
Proceeds from insurance	—	600
Payments received on mortgage and other notes receivable	425	703
Additional investments in and advances to unconsolidated affiliates	124	(10,990)
Distributions in excess of equity in earnings of unconsolidated affiliates	4,790	5,255
Changes in other assets	(1,420)	(920)
Net cash provided by (used in) investing activities	44,188	(191,379)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	—	365,000
Principal payments on mortgage and other indebtedness	(23,854)	(120,467)
Additions to deferred financing costs	(1)	(240)
Proceeds from issuances of common units	—	5
Contributions from noncontrolling interests	—	693
Payment of tax withholdings for restricted stock awards	(11)	(87)
Distributions to noncontrolling interests	(354)	(825)
Net cash provided by (used in) financing activities	(24,220)	244,079
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	150,466	91,066
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	121,713	59,054
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$272,179	$150,120
Reconciliation from condensed consolidated statements of cash flows to condensed consolidated balance sheets:
Cash and cash equivalents	$143,866	$123,380
Restricted cash (1):
Restricted cash	100,626	249
Mortgage escrows	27,687	26,491
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$272,179	$150,120

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$26,755	$51,703
Cash paid for reorganization items	$35,602	$—
(1)	Included in intangible lease assets and other assets in the condensed consolidated balance sheets.

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

As of June 30, 2021, the Operating Partnership owned interests in the following properties:

		All Other Properties
	Malls (1)	Associated Centers	Community Centers	Office Buildings and Other	Total
Consolidated Properties (2)	49	20	1	4	74
Unconsolidated Properties (3)	12	3	5	4	24
Total	61	23	6	8	98

(1)	Category consists of regional malls, open-air centers and outlet centers (including one mixed-use center).
(2)	CBL's two corporate office buildings are included within the Office Buildings and Other category.
(3)	The Operating Partnership accounts for these investments using the equity method because one or more of the other partners have substantive participating rights.

The Malls and All Other Properties ("Associated Centers, Community Centers, Office Buildings and Other") are collectively referred to as the “Properties” and individually as a “Property.”

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At June 30, 2021, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 96.5% limited partner interest for a combined interest held by CBL of 97.5%.

Historically, the noncontrolling interest in the Operating Partnership has been held by CBL & Associates, Inc., its shareholders and affiliates and certain senior officers of the Company (collectively "CBL's Predecessor"), all of which contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993, and by various third parties. At June 30, 2021, CBL’s Predecessor no longer owned any limited partner interest and third parties owned a 2.5% limited partner interest in the Operating Partnership. CBL's Predecessor owned 20.0 million shares of CBL’s common stock at June 30, 2021, for a total effective interest of 10.0% in the Operating Partnership.

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

COVID-19

The COVID-19 pandemic has had, and likely will continue to have, repercussions across local, national and global economies and financial markets. COVID-19 has impacted all states where the Company’s tenants operate their businesses or where the Company’s properties are located and measures taken to prevent or remediate COVID-19, including “shelter-in place” or “stay-at-home” orders or other quarantine mandates issued by local, state or federal authorities, have had an adverse effect on its business and the businesses of its tenants. The full extent of the adverse impact on, among other things, the Company’s results of operations, liquidity (including its ability to access capital markets), the possibility of future impairments of long-lived assets or its investments in unconsolidated joint ventures, its compliance with debt covenants, its ability to renew and re-lease its leased space, the outlook for the retail environment, potential bankruptcies or other store closings and its ability to develop, acquire, dispose or lease properties, is unknown and will depend on future developments, which are highly uncertain and cannot be predicted. While the majority of the most restrictive mandates have been lifted, state and local governments and other authorities are in varying stages of lifting or modifying some of the measures used to mitigate or control the spread of the virus. Even though vaccines have started to be administered, the COVID-19 pandemic could worsen at any time, which could cause new or more restrictive measures to be implemented to prevent the spread of the virus. In fact, certain markets have implemented new restrictions as a result of break-through cases and the increased spread of variants of COVID-19, including the Delta variant. Tenants and customers have gradually adapted to current conditions with services such as curbside pickup and increased consumer risk-tolerance, but there is no guarantee that retail will return to levels seen prior to the pandemic. The Company has experienced, and expects to continue to experience, a material adverse impact on its revenues, results of operations, and cash flows throughout 2021. The situation is unpredictable and additional impacts to the business may arise that the Company is not aware of currently.

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

As required by the Amended RSA, (i) on April 15, 2021, the Company filed an amended Chapter 11 plan of reorganization and accompanying disclosure statement with the Bankruptcy Court; (ii) on May 18, 2021, the Company filed the second amended Chapter 11 plan of reorganization and accompanying disclosure statement, as further amended on May 19, 2021; and (iii) on May 25, 2021, the Company filed the third amended Chapter 11 plan of reorganization and, on August 9, 2021, filed technical modifications thereto (the “Plan”) and accompanying disclosure statement (the “Disclosure Statement”), to implement the restructuring transactions. In addition, on May 26, 2021, the Bankruptcy Court entered an order that among other things, approved the Company’s Disclosure Statement and established dates and deadlines related to solicitation of, voting on, and confirmation of the Plan. The Amended RSA provides that the ongoing litigation between the Company and the lenders of the Company’s secured credit facility (the “Bank Lenders”) arising from the prepetition enforcement actions taken by the Bank Lenders is stayed and is to be dismissed upon the order confirming the Plan becoming a “Final Order” (as defined in the Plan).

On August 11, 2021, following the confirmation hearing, the Bankruptcy Court entered an order confirming the Plan. Pursuant to the Amended RSA, the Company is required to have the Plan become effective no later than November 1, 2021. The Company cannot predict the ultimate outcome of its Chapter 11 Cases at this time. For the duration of the Company’s Chapter 11 proceedings, the Company’s operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the Chapter 11 process. As a result of these risks and uncertainties, the amount and composition of the Company’s assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceedings, and the description of the Company’s operations, properties and liquidity and capital resources included in this quarterly report may not accurately reflect its operations, properties and liquidity and capital resources following the Chapter 11 process.

Once effective, the Plan provides for the elimination of more than $1,681,900 of debt and preferred obligations, including an aggregate cash payment of $195,000 as noted below, as well as a significant reduction in interest expense. In exchange for their approximately $1,375,000 in principal amount of senior unsecured notes and $133,000 in principal amount of the secured credit facility, Consenting Noteholders, other noteholders, and certain holders of unsecured claims against the Company will receive, in the aggregate, $95,000 in cash, $555,000 of new senior secured notes, of which up to $100,000, upon election by the Consenting Noteholders, may be received in the form of new convertible secured notes and 89% in common equity of the newly reorganized company (subject to dilution, as set forth in the Plan). Certain Consenting Noteholders will also provide up to $50,000 of new money in exchange for additional convertible secured notes. The transactions outlined in the Plan will be implemented in the Chapter 11 Cases. The Plan provides that the remaining Bank

Lenders, holding $983,700 in principal amount under the secured credit facility, will receive $100,000 in cash and a new $883,700 secured term loan. Existing common and preferred shareholders are expected to receive up to 11% of common equity in the newly reorganized company.

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

Given the acceleration of the secured credit facility, the senior unsecured notes and certain property-level debt, as well as the inherent risks, unknown results and inherent uncertainties associated with the bankruptcy process and the direct correlation between these matters and the Company’s ability to satisfy its financial obligations that may arise, the Company believes that there is substantial doubt that it will continue to operate as a going concern within one year after the date these condensed consolidated financial statements are issued. The Company’s ability to continue as a going concern is contingent upon its ability to successfully implement the Plan. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the condensed consolidated financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Reorganization Items

Any expenses, gains and losses that are realized or incurred as of or subsequent to November 1, 2020, the Commencement Date, and as a direct result of the Chapter 11 Cases, are recorded in the line item “Reorganization items” in the Company’s condensed consolidated statements of operations. For the three months ended June 30, 2021, the $17,073 of reorganization items consists of $15,480 in professional fees, $1,072 in compensation associated with reorganization efforts and $521 of U.S. Trustee fees. For the six months ended June 30, 2021, the $40,006 of reorganization items consists of $37,709 in professional fees, $1,072 in compensation associated with reorganization efforts and $1,225 of U.S. Trustee fees.

Liabilities Subject to Compromise

As of June 30, 2021 and December 31, 2020, the Company has reclassified $2,591,706 and $2,551,490, respectively, to the line item “Liabilities subject to compromise” in the Company’s condensed consolidated balance sheets. These liabilities are reported at the amounts expected to be allowed as claims by the Bankruptcy Court, although they may be settled for less. As of June 30, 2021, the liabilities subject to compromise consisted of $1,375,000 related to the senior unsecured notes, $675,926 related to the secured line of credit, $438,750 related to the secured term loan, $57,644 in unpaid accrued interest as of the Commencement Date, $39,462 related to the loan secured by The Outlet Shoppes at Laredo, $726 of unpaid accrued interest related to the loan secured by The Outlet Shoppes at Laredo as of May 26, 2021 and $4,198 of prepetition unsecured or under secured liabilities. As of December 31, 2020, the liabilities subject to compromise consisted of $1,375,000 related to the senior unsecured notes, $675,926 related to the secured line of credit, $438,750 related to the secured term loan, $57,644 in unpaid accrued interest as of the Commencement Date and $4,170 of prepetition unsecured or under secured liabilities.

The contractual interest expense on the loan secured by The Outlet Shoppes at Laredo, the senior unsecured notes and secured credit facility is in excess of recorded interest expense by $45,279 and $90,043 for the three and six months ended June 30, 2021, respectively. This excess contractual interest expense is not included as interest expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2021 because the Company discontinued accruing interest on the loan secured by The Outlet Shoppes at Laredo as of May 26, 2021, and the senior unsecured notes and the secured credit facility subsequent to the Commencement Date in accordance with ASC 852, which limits the recognition of interest expense during a bankruptcy proceeding to only amounts that will be paid during the bankruptcy proceeding or that are probable of becoming allowed claims. The Company has not made any interest payments on its senior unsecured notes or its secured credit facility since the Chapter 11 Cases commenced on November 1, 2020 and did not make any interest payments on the loan secured by The Outlet Shoppes at Laredo subsequent to its petition date on May 26, 2021.

Condensed combined financial statement information of the Debtors is as follows:

Condensed Combined Financial Statements – Debtors (Debtors-In-Possession)

Condensed Combined Balance Sheets

	June 30, 2021	December 31, 2020
ASSETS:
Investment in real estate assets	$4,000,429	$4,056,257
Accumulated depreciation	(1,557,473)	(1,544,800)
	2,442,956	2,511,457
Developments in progress	14,215	27,853
Net investment in real estate assets	2,457,171	2,539,310
Available-for-sale securities - at fair value (amortized cost of $183,496 and $233,053 as of June 30, 2021 and December 31, 2020, respectively)	183,490	233,071
Cash and cash equivalents	131,713	46,346
Restricted cash	88,810	29,834
Intercompany due from non-debtor entities	76,365	76,095
Intangible lease assets and other assets	126,035	140,241
Total assets	$3,063,584	$3,064,897
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY:
Other liabilities	$113,173	$102,910
Intercompany due to non-debtor entities	5,771	5,062
Total liabilities not subject to compromise	118,944	107,972
Liabilities subject to compromise	2,591,706	2,551,490
Shareholders' equity and noncontrolling interests of the Debtors	352,934	405,435
Total liabilities and equity	$3,063,584	$3,064,897

Condensed Combined Statements of Operations

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Total revenues	$90,191	$178,664
Depreciation and amortization	(34,228)	(68,382)
Loss on impairment	—	(57,182)
Expenses	(41,448)	(86,839)
Interest and other income	1,568	3,356
Interest expense (unrecognized contractual interest expense was $45,279 and $90,043 for the three and six months ended June 30, 2021, respectively)	(395)	(1,027)
Reorganization items	(17,073)	(40,006)
Gain (loss) on sales of real estate assets	107	(192)
Income tax provision	(705)	(1,456)
Net loss	$(1,983)	$(73,064)

Condensed Combined Statements of Cash Flows

CASH FLOWS FROM OPERATING ACTIVITIES:	Six Months Ended June 30, 2021
Net loss	$(73,064)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on impairment	57,182
Other assets and liabilities, net	96,277
Net cash provided by operating activities	80,395
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(319,887)
Redemptions of available-for-sale securities	368,380
Changes in other assets	(5,437)
Net cash provided by investing activities	43,056
CASH FLOWS FROM FINANCING ACTIVITIES:
Net distributions from non-Debtor subsidiaries	20,845
Other financing activities	47
Net cash provided by financing activities	20,892
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	144,343
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	76,180
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$220,523
Reconciliation from condensed combined statement of cash flows to condensed combined balance sheet:
Cash and cash equivalents	$131,713
Restricted cash	88,810
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$220,523

SUPPLEMENTAL INFORMATION
Cash paid for reorganization items	$35,602

Note 3 – Summary of Significant Accounting Policies

Accounting Guidance Not Yet Adopted

Description	Expected Adoption Date & Application Method	Financial Statement Effect and Other Information
ASU 2020-04, Reference Rate Reform

On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions as of June 30, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period to determine the impact on its condensed consolidated financial statements.

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

The duration of the COVID-19 pandemic and its impact on the Company’s tenants’ ability to pay rents has caused uncertainty in the Company’s ongoing ability to collect rents when due. Considering the potential impact of these uncertainties, management’s collection assessment also took into consideration the type of retailer, billing disputes, lease negotiation status and executed deferral or abatement agreements, as well as recent rent collection experience and tenant bankruptcies based on the best information available to management at the time of evaluation. For the three months ended June 30, 2021 and 2020, revenues were reduced by $6,704 and $36,912, respectively, associated with uncollectable revenues, which includes the write-off of $2,623 and $1,088, respectively, for straight line rent receivables. For the six months ended June 30, 2021 and 2020, revenues were reduced by $15,525 and $40,692, respectively, associated with uncollectable revenues, which includes the write-off of $4,302 and $2,557, respectively, for straight line rent receivables.

Carrying Value of Long-Lived Assets and Investment in Unconsolidated Affiliates

The Company evaluates its real estate assets and investment in unconsolidated affiliates for impairment indicators whenever events or changes in circumstances indicate that the carrying value of any of its long-lived assets or investment in unconsolidated affiliates may not be recoverable. Furthermore, this evaluation is conducted no less frequently than quarterly, irrespective of changes in circumstances. The prolonged outbreak of the COVID-19 pandemic resulted in sustained closure of the Company’s properties for a period of time during 2020, as well as the cessation of the operations of certain of its tenants, which has resulted and will likely continue to result in a reduction in the revenues and cash flows of many of its properties due to the adverse financial impacts on its tenants, as well as reductions in other sources of income generated by its properties. In addition to reduced revenues, the Company’s ability to obtain sufficient financing for such properties may be impaired as well as its ability to lease or re-lease properties as a result of market and economic conditions resulting from the COVID-19 pandemic.

As of June 30, 2021, the Company’s evaluation of impairment of real estate assets considered its estimate of cash flow declines caused by the COVID-19 pandemic, but its other assumptions, including estimated hold period, were generally unchanged given the highly uncertain environment. The worsening of estimated future cash flows due to a change in the Company’s plans, policies, or views of market and economic conditions as it relates to one or more of its properties adversely impacted by the COVID-19 pandemic could result in the recognition of substantial impairment charges on its assets, which could adversely impact its financial results. For the three months ended June 30, 2021, the Company did not record any impairment charges. For the six months ended June 30, 2021, the Company recorded impairment charges of $57,182 related to three malls. For the three months ended June 30, 2020, the Company recorded an impairment charge of $13,274 related to one mall. For the six months ended June 30, 2020, the Company recorded impairment charges of $146,918 related to three malls.

As of June 30, 2021, the Company’s estimates of fair value for each investment are based on a number of assumptions that are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates, and operating costs. Future declines in the fair value of the Company’s investments in unconsolidated affiliates, including those resulting from the adverse impact of the COVID-19 pandemic on the real estate assets owned by the unconsolidated affiliates, could result in the recognition of substantial impairment charges on its investments in unconsolidated affiliates to the extent such declines are determined to be other-than-temporary. No impairments of investments in unconsolidated affiliates were recorded in the three and six-month periods ended June 30, 2021 and 2020.

Note 4 – Revenues

Revenues

The following table presents the Company's revenues disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Rental revenues	$131,316	$120,222	$259,491	$281,395
Revenues from contracts with customers (ASC 606):
Operating expense reimbursements (1)	1,674	2,103	3,830	4,492
Management, development and leasing fees (2)	1,449	1,055	3,108	3,147
Marketing revenues (3)	520	351	821	1,094
	3,643	3,509	7,759	8,733

Other revenues	1,602	480	2,495	1,657
Total revenues (4)	$136,561	$124,211	$269,745	$291,785
(1)

Includes $1,582 in the Malls segment and $92 in the All Other segment for the three months ended June 30, 2021, and includes $2,024 in the Malls segment and $79 in the All Other segment for the three months ended June 30, 2020. Includes $3,651 in the Malls segment and $179 in the All Other segment for the six months ended June 30, 2021, and includes $4,345 in the Malls segment and $147 in the All Other segment for the six months ended June 30, 2020.

(2)	Included in All Other segment.
(3)	Marketing revenues solely relate to the Malls segment for all periods presented.
(4)	Sales taxes are excluded from revenues.

See Note 10 for information on the Company's segments.

Revenues from Contracts with Customers

Outstanding Performance Obligations

The Company has outstanding performance obligations related to certain noncancellable contracts with customers for which it will receive fixed operating expense reimbursements for providing certain maintenance and other services as described above. As of June 30, 2021, the Company expects to recognize these amounts as revenue over the following periods:

Performance obligation	Less than 5 years	5-20 years	Over 20 years	Total
Fixed operating expense reimbursements	$23,568	$46,093	$48,128	$117,789

The Company evaluates its performance obligations each period and makes adjustments to reflect any known additions or cancellations. Performance obligations related to variable consideration, which is based on sales, are constrained.

Note 5 – Leases

The components of rental revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fixed lease payments	$69,543	$99,150	$140,770	$236,544
Variable lease payments	61,773	21,072	118,721	44,851
Total rental revenues	$131,316	$120,222	$259,491	$281,395

The undiscounted future fixed lease payments to be received under the Company's operating leases as of June 30, 2021, are as follows:

Years Ending December 31,	Operating Leases
2021 (1)	$181,159
2022	322,208
2023	270,898
2024	217,637
2025	167,910
2026	120,955
Thereafter	272,145
Total undiscounted lease payments	$1,552,912
(1)	Reflects rental payments for the fiscal period July 1, 2021 to December 31, 2021.

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

Fair Value Measurements on a Recurring Basis

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments. Based on the interest rates for similar financial instruments, the carrying value of mortgage and other notes receivable is a reasonable estimate of fair value. The estimated fair value of mortgage and other indebtedness was $941,440 and $1,091,745 at June 30, 2021 and December 31, 2020, respectively. The estimated fair value of liabilities subject to compromise was $1,890,020 and $1,606,959 at June 30, 2021 and December 31, 2020, respectively. The fair value was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently.

During the three and six months ended June 30, 2021, the Company has continued to reinvest in U.S. Treasury securities using the cash that was drawn on the secured line of credit to preserve liquidity at the beginning of the COVID-19 pandemic. The Company designated the U.S. Treasury securities purchased as available-for-sale (“AFS”). The following table sets forth information regarding the Company’s AFS securities that were measured at fair value for the six months ended June 30, 2021:

AFS Security	Amortized Cost (1)	Allowance for credit losses (2)	Total unrealized loss	Fair value as of June 30, 2021
U.S. Treasury securities	$183,496	$—	$(6)	$183,490
(1)	The U.S. Treasury securities have maturities ranging from July 2021 through September 2021.
(2)

U.S Treasury securities have a long history with no credit losses. Additionally, the Company notes that U.S Treasury securities are explicitly fully guaranteed by a sovereign entity that can print its own currency and that the sovereign entity’s currency is routinely held by central banks and other major financial institutions, is used in international commerce, and commonly viewed as a reserve currency, all of which qualitatively indicate that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. Therefore, the Company did not record expected credit losses for its U.S Treasury securities for the six months ended June 30, 2021.

Subsequent to June 30, 2021, the Company reinvested proceeds from matured U.S. Treasury securities into additional U.S. Treasury securities. See Note 15 for more information.

During March 2020, the Company purchased U.S. Treasury securities that were scheduled to mature between April 2021 and June 2021. The Company designated these securities as AFS. The fair value of these securities was calculated based on quoted market prices in active markets and are included in the Level 1 fair value hierarchy. The Company believes the market for U.S. Treasury securities is an actively traded market given the high level of daily trading volume. In December 2020, the Company purchased additional U.S Treasury securities. The U.S. Treasury securities purchased in December 2020 matured between January 2021 and March 2021, and the Company subsequently reinvested in additional U.S. Treasury securities. The Company also designated these as AFS. The following table sets forth information regarding the Company’s AFS securities that were measured at fair value for the year ended December 31, 2020:

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

Long-lived Assets Measured at Fair Value in 2021

The following table sets forth information regarding the Company's assets that are measured at fair value on a nonrecurring basis and related impairment charges for the six months ended June 30, 2021:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss on Impairment
2021:
Long-lived assets	$38,500	$—	$—	$38,500	$57,182

During the six months ended June 30, 2021, the Company recognized impairments of real estate of $57,182 related to three malls.

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

During the six months ended June 30, 2021, the Company adjusted the combined negative equity in Asheville Mall and Park Plaza to zero upon deconsolidation, which represents the estimated fair values of the Company’s investments in these properties. See Note 8 for additional information.

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

During the six months ended June 30, 2020, the Company recognized impairments of real estate of $146,918 related to three malls:

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

Note 7 – Dispositions and Held for Sale

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

2020 Dispositions

The Company realized a gain of $2,623 related to the sale of two outparcels during the three months ended June 30, 2020; and, realized a gain of $2,763 related to the sale of three outparcels during the six months ended June 30, 2020.

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

At June 30, 2021, the Company had investments in 31 entities, which are accounted for using the equity method of accounting. The Company's ownership interest in these unconsolidated affiliates ranges from 20% to 100%. Of these entities, 17 are owned in 50/50 joint ventures.

2021 Activity - Unconsolidated Affiliates

Ambassador Infrastructure, LLC

The Company reached an agreement with the lender to modify the loan secured by Ambassador Infrastructure. The agreement provides an additional four-year term with a fixed interest rate of 3.0%. The extended loan, maturing in March 2025, had an outstanding balance of $8,250 at June 30, 2021, as $1,110 was paid down in conjunction with the modification. Additionally, the agreement provides a waiver related to the default triggered as a result of the Chapter 11 Cases.

Asheville Mall CBMS, LLC and Park Plaza Mall CBMS, LLC

During the six months ended June 30, 2021, the Company deconsolidated Asheville Mall and Park Plaza as a result of the Company losing control of these properties when each was placed in receivership as part of the foreclosure process. The Company evaluated the loss of control of each property and determined that it was no longer the primary beneficiary of the respective wholly owned subsidiaries that own these properties. As a result, the Company adjusted the combined negative equity in the two entities to zero, which represents the estimated fair value of the Company’s investments in these properties, and recognized a gain on deconsolidation of $55,131.

Continental 425 Fund LLC

Subsequent to June 30, 2021, Continental 425 Fund LLC reached an agreement with the lender to amend to the construction loan secured by Springs at Port Orange. See Note 15 for more information.

Port Orange I, LLC

In March 2021, the Company reached an agreement with the lender to modify the loan secured by The Pavilion at Port Orange. The agreement provides an additional four-year term, with a one-year extension option, for a fully extended maturity date of February 2026. Additionally, the agreement provides forbearance related to the default triggered as a result of the Chapter 11 Cases. This loan had an outstanding balance of $52,448 at June 30, 2021.

West Melbourne I, LLC

In March 2021, the Company reached agreements with the lender to modify the loans secured by Hammock Landing Phases I & II. Each agreement provides an additional four-year term, with a one-year extension option, for a fully extended maturity date of February 2026. Additionally, the agreements provide forbearance related to the default triggered as a result of the Chapter 11 Cases. These loans had a combined outstanding loan balance of $53,810 at June 30, 2021.

Impact of Chapter 11 Proceedings

As described in Note 2, the filing of the Chapter 11 Cases also constituted an event of default with respect to certain property-level debt of the Operating Partnership’s subsidiaries, which may have resulted in automatic acceleration of certain monetary obligations or may give the applicable lender the right to accelerate such amounts. The loans have an aggregate outstanding balance of $685,875 at June 30, 2021.

Condensed Combined Financial Statements - Unconsolidated Affiliates

Condensed combined financial statement information of the unconsolidated affiliates is as follows:

	June 30, 2021	December 31, 2020
ASSETS:
Investment in real estate assets	$2,457,025	$2,346,124
Accumulated depreciation	(905,055)	(862,435)
	1,551,970	1,483,689
Developments in progress	15,222	28,138
Net investment in real estate assets	1,567,192	1,511,827
Other assets	190,859	174,966
Total assets	$1,758,051	$1,686,793
LIABILITIES:
Mortgage and other indebtedness, net	$1,573,118	$1,439,454
Other liabilities	73,164	45,280
Total liabilities	1,646,282	1,484,734
OWNERS' EQUITY:
The Company	117,267	132,350
Other investors	(5,498)	69,709
Total owners' equity	111,769	202,059
Total liabilities and owners’ equity	$1,758,051	$1,686,793

	Three Months Ended June 30,
	2021	2020
Total revenues	$57,747	$46,661
Net loss (1)	$(9,698)	$(6,511)

	Six Months Ended June 30,
	2021	2020
Total revenues	$116,503	$107,175
Net loss (1)	$(13,019)	$(1,468)
(1)

The Company's pro rata share of net loss is $(4,275) and $(6,079) for the three months ended June 30, 2021 and 2020, respectively; and, $(7,351) and $(5,061) for the six months ended June 30, 2021 and 2020, respectively.

Variable Interest Entities

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

Consolidated VIEs

As of June 30, 2021, the Company had investments in 12 consolidated VIEs with ownership interests ranging from 50% to 92%.

Unconsolidated VIEs

The table below lists the Company's unconsolidated VIEs as of June 30, 2021:

Unconsolidated VIEs:	Investment in Real Estate Joint Ventures and Partnerships	Maximum Risk of Loss
Ambassador Infrastructure, LLC (1)	$(11)	$8,250
Asheville Mall CBMS, LLC	—	—
Atlanta Outlet JV, LLC (1)	24,537	29,073
CBL-T/C, LLC	64,342	64,342
CBL-TRS Joint Venture, LLC	18,938	18,938
Continental 425 Fund LLC	4,681	4,681
EastGate Storage, LLC (1)	476	3,721
El Paso Outlet Center Holding, LLC	9,126	9,126
Fremaux Town Center JV, LLC	6,306	6,306
Hamilton Place Self Storage (1)	994	4,495
Louisville Outlet Shoppes, LLC (1)	(11,103)	8,632
Mall of South Carolina L.P.	(13,863)	—
Mall of South Carolina Outparcel L.P.	(2,143)	—
Park Plaza Mall CBMS, LLC	—	—
Parkdale Self Storage, LLC (1)	604	7,104
PHG-CBL Lexington, LLC	35	35
Self Storage at Mid Rivers, LLC (1)	510	3,504
Shoppes at Eagle Point, LLC (1)	17,887	30,627
Vision - CBL Hamilton Place, LLC	3,804	3,804
	$125,120	$202,638
(1)	The Operating Partnership has guaranteed all or a portion of the debt of each of these VIEs. See Note 12 for more information.

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

The Company also provides a similar limited guarantee of the Operating Partnership's obligations with respect to its secured credit facility and secured term loan as of June 30, 2021.

Debt of the Operating Partnership

Mortgage and other indebtedness, net, consisted of the following:

	June 30, 2021		December 31, 2020
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating Properties	$963,118	5.07%	$1,120,203	5.12%
Total fixed-rate debt	963,118	5.07%	1,120,203	5.12%
Variable-rate debt:
Recourse loans on operating Properties	27,461	2.99%	68,061	4.69%
Total variable-rate debt	27,461	2.99%	68,061	4.69%
Total fixed-rate and variable-rate debt	990,579	5.01%	1,188,264	5.10%
Unamortized deferred financing costs (2)	(2,987)		(3,433)
Total mortgage and other indebtedness, net	$987,592		$1,184,831

Mortgage and other indebtedness included in liabilities subject to compromise consisted of the following:

	June 30, 2021		December 31, 2020
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Senior unsecured notes due 2023 (3)	$450,000	5.25%	$450,000	5.25%
Senior unsecured notes due 2024 (3)	300,000	4.60%	300,000	4.60%
Senior unsecured notes due 2026 (3)	625,000	5.95%	625,000	5.95%
Total fixed-rate debt	1,375,000	5.43%	1,375,000	5.43%
Variable-rate debt:
Secured line of credit (4)	675,926	9.50%	675,926	9.50%
Secured term loan (4)	438,750	9.50%	438,750	9.50%
Recourse loan on operating Property (5)	39,462	5.76%	—	—
Total variable-rate debt	1,154,138	9.37%	1,114,676	9.50%
Total fixed-rate and variable-rate debt	2,529,138	7.23%	2,489,676	7.25%
Unpaid accrued interest (6)	58,370		57,644
Prepetition unsecured or under secured liabilities	4,198		4,170
Total liabilities subject to compromise	$2,591,706		$2,551,490
(1)	Weighted-average interest rate excludes amortization of deferred financing costs.
(2)

Unamortized deferred financing costs of $2,624 for certain property-level, non-recourse mortgage loans may be required to be written off in the event a waiver or restructuring of terms cannot be negotiated and the debt is either redeemed or otherwise extinguished.

(3)

In accordance with ASC 852, which limits the recognition of interest expense during a bankruptcy proceeding to only amounts that will be paid during the bankruptcy proceeding or that are probable of becoming allowed claims, interest has not been accrued on the senior unsecured notes subsequent to the filing of the Chapter 11 Cases. The outstanding amount of the senior unsecured notes is included in liabilities subject to compromise in the accompanying condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020.

(4)

The administrative agent informed the Company that interest will accrue on all outstanding obligations at the post-default rate, which is equal to the rate that otherwise would be in effect plus 5.0%. The post-default interest rate at June 30, 2021 and December 31, 2020 was 9.50%. In accordance with ASC 852, which limits the recognition of interest expense during a bankruptcy proceeding to only amounts that will be paid during the bankruptcy proceeding or that are probable of becoming allowed claims, interest has not been accrued on the secured credit facility subsequent to the filing of the Chapter 11 Cases. The outstanding amount of the secured credit facility is included in liabilities subject to compromise in the accompanying condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020.

(5)	On May 26, 2021, the subsidiary that owns The Outlet Shoppes at Laredo filed for bankruptcy.
(6)

As of June 30, 2021, represents interest accrued on the loan secured by The Outlet Shoppes at Laredo prior to May 26, 2021, and the secured credit facility and senior unsecured notes prior to the filing of the Chapter 11 Cases. As of December 31, 2020, represents interest accrued on the secured credit facility and senior unsecured notes prior to the filing of the Chapter 11 Cases.

Non-recourse term loans, recourse term loans, the secured line of credit and the secured term loan include loans that are secured by Properties owned by the Company that have a net carrying value of $2,154,326 at June 30, 2021.

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

Senior Secured Credit Facility

The Company has a $1,185,000 senior secured credit facility, which includes a revolving line of credit drawn to its maximum borrowing capacity of $675,926 and a term loan with an outstanding balance of $438,750 at June 30, 2021. As further described in Note 2 and in Financial Covenants and Restrictions below, the filing of the Chapter 11 Cases constituted an event of default that resulted in certain monetary obligations becoming immediately due and payable with respect to the secured credit facility. In March 2020, the Company drew $280,000 on its secured credit facility to increase liquidity and preserve financial flexibility in light of the uncertainty surrounding the impact of the COVID-19 pandemic. As a result of the events of default described under Financial Covenants and Restrictions below, the Operating Partnership cannot borrow any additional amounts under the secured line of credit.

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

Financial Covenants and Restrictions

The agreements for the Notes and senior secured credit facility contain default provisions customary for transactions of this nature (with applicable customary grace periods). Any default in the payment of any recourse indebtedness of the Operating Partnership greater than or equal to $50,000 will constitute an event of default under the Notes and the senior secured credit facility. Additionally, the secured credit facility contains a provision that any default on a payment of non-recourse indebtedness in excess of $150,000 is also a default of the senior secured credit facility.

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

Certain of the Company’s properties that are pledged as collateral on non-recourse mortgage loans and the secured credit facility are subject to cash management agreements with the lenders, which restrict the cash balances associated with those properties to only be used for debt service, capital items and operating expense obligations.

Loans in Default

As of June 30, 2021, two non-recourse loans that are each secured by one of the Company’s malls were in default. The default of the two non-recourse loans occurred prior to the filing of the Chapter 11 Cases. As of June 2021, the lenders under each of these loans accelerated the outstanding amounts due and payable on the loans. The foreclosure process has not yet commenced for EastGate Mall. The Company is in discussions with the lender regarding a restructure of the loan secured by Greenbrier Mall. Management has previously impaired the mall that secures each loan due to a shortened expected hold period resulting from management’s assessment that there is an increased likelihood that the loan secured by each mall may not be successfully restructured or refinanced. The non-recourse loans that are in default at June 30, 2021 are as follows:

Property	Location	Interest Rate	Scheduled Maturity Date	Loan Amount
Greenbrier Mall	Chesapeake, VA	5.41%	Dec-19	$61,647
EastGate Mall	Cincinnati, OH	5.83%	Apr-21	30,281

As described in Note 2, the filing of the Chapter 11 Cases also constituted an event of default with respect to certain property-level debt of the Operating Partnership’s subsidiaries, which may have resulted in the automatic acceleration of certain monetary obligations or may give the applicable lender the right to accelerate such amounts. The loans have an aggregate outstanding balance of $817,757 at June 30, 2021. On May 26, 2021, the subsidiary that owns The Outlet Shoppes at Laredo filed for bankruptcy. Subsequent to June 30, 2021, the Company entered into a forbearance agreement with the lender regarding the loan secured by Fayette Mall. See Note 15 for more information.

In conjunction with the deconsolidation of Asheville Mall and Park Plaza, the Company deconsolidated the loan securing each property, which represented $138,926 of previously consolidated debt. See Note 8 for additional information.

Scheduled Principal Payments

As of June 30, 2021, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, including the secured line of credit, are as follows:

2021 (1)	$97,868
2022	408,410
2023	1,519,979
2024	343,409
2025	37,624
2026	763,533
Total (2)	3,170,823
Principal balance of loans with maturity date prior to June 30, 2021 (3)	348,894
Total mortgage and other indebtedness, net	$3,519,717
(1)	Reflects scheduled principal amortization and balloon payments for the fiscal period July 1, 2021 through December 31, 2021.
(2)

Includes $2,529,138 of liabilities subject to compromise in the accompanying condensed consolidated balance sheets as of June 30, 2021, and as the expected maturity date is subject to the outcome of the Chapter 11 Cases, the original, legal maturity dates are reflected in this table.

(3)

Represents the aggregate principal balance as of June 30, 2021 of the loans secured by EastGate Mall, Fayette Mall, Hamilton Crossing, Greenbrier Mall, Parkdale Mall & Crossing and The Outlet Shoppes at Laredo, which are in default. The Company is in discussions with the lender regarding the loans secured by these properties. The loan secured by Greenbrier Mall matured in December 2019 and had a balance of $61,647 as of June 30, 2021. The loan secured by Parkdale Mall & Crossing matured in March 2021 and had a balance of $71,278 as of June 30, 2021. The loan secured by EastGate Mall matured in April 2021 and had a balance of $30,281 as of June 30, 2021. The loan secured by Hamilton Crossing matured in April 2021 and had a balance of $8,039 as of June 30, 2021. The loan secured by Fayette Mall matured in May 2021 and had a balance of $138,187 as of June 30, 2021. Subsequent to June 30, 2021, the Company entered into a forbearance agreement with the lender regarding the loan secured by Fayette Mall (see Note 15). The loan secured by The Outlet Shoppes at Laredo matured in May 2021 and had a balance of $39,462 as of June 30, 2021.

Of the $97,868 of scheduled principal payments for the remainder of 2021, $70,507 relates to the maturing principal balance of two operating Property loans. The loan secured by Alamance Crossing matured in July 2021 and is currently in default. The Company is in discussions with the lender regarding a loan extension.

The Company’s mortgage and other indebtedness had a weighted-average maturity of 2.6 years as of June 30, 2021 and 3.0 years as of December 31, 2020.

Note 10 – Segment Information

The Company measures performance and allocates resources according to property type, which is determined based on certain criteria such as type of tenants, capital requirements, economic risks, leasing terms, and short and long-term returns on capital. Rental income and tenant reimbursements from tenant leases provide the majority of revenues from all segments.

Information on the Company’s segments is presented as follows:

Three Months Ended June 30, 2021	Malls	All Other (1)	Total
Revenues (2)	$125,504	$11,057	$136,561
Property operating expenses (3)	(41,132)	(2,385)	(43,517)
Interest expense	(21,584)	(715)	(22,299)
Gain on sales of real estate assets	—	107	107
Other expense	(64)	(223)	(287)
Segment profit	$62,724	$7,841	70,565
Depreciation and amortization			(47,499)
General and administrative expense			(11,269)
Litigation settlement			(57)
Interest and other income			752
Reorganization items			(17,073)
Income tax provision			(705)
Equity in losses of unconsolidated affiliates			(4,275)
Net loss			$(9,561)
Capital expenditures (4)	$10,308	$1,979	$12,287

Three Months Ended June 30, 2020	Malls	All Other (1)	Total
Revenues (2)	$112,002	$12,209	$124,211
Property operating expenses (3)	(38,385)	(2,400)	(40,785)
Interest expense	(18,960)	(33,671)	(52,631)
Other expense	—	(242)	(242)
Gain on sales of real estate assets	—	2,623	2,623
Segment profit (loss)	$54,657	$(21,481)	33,176
Depreciation and amortization			(52,663)
General and administrative expense			(18,727)
Interest and other income			891
Loss on impairment			(13,274)
Income tax provision			(16,117)
Equity in losses of unconsolidated affiliates			(6,079)
Net loss			$(72,793)
Capital expenditures (4)	$9,754	$1,377	$11,131

Six Months Ended June 30, 2021	Malls	All Other (1)	Total
Revenues (2)	$244,832	$24,913	$269,745
Property operating expenses (3)	(86,727)	(5,924)	(92,651)
Interest expense	(44,754)	(1,675)	(46,429)
Other expense	(64)	(223)	(287)
Loss on sales of real estate assets	—	(192)	(192)
Segment profit	$113,287	$16,899	130,186
Depreciation and amortization			(95,611)
General and administrative expense			(23,881)
Litigation settlement			801
Interest and other income			1,528
Reorganization items			(40,006)
Loss on impairment			(57,182)
Gain on deconsolidation			55,131
Income tax provision			(1,456)
Equity in losses of unconsolidated affiliates			(7,351)
Net loss			$(37,841)
Capital expenditures (4)	$13,799	$2,616	$16,415

Six Months Ended June 30, 2020	Malls	All Other (1)	Total
Revenues (2)	$265,353	$26,432	$291,785
Property operating expenses (3)	(90,483)	(5,667)	(96,150)
Interest expense	(37,107)	(62,516)	(99,623)
Other expense	—	(400)	(400)
Gain (loss) on sales of real estate assets	(25)	2,788	2,763
Segment profit (loss)	$137,738	$(39,363)	98,375
Depreciation and amortization			(108,565)
General and administrative expense			(36,563)
Interest and other income			3,288
Loss on impairment			(146,918)
Income tax provision			(16,643)
Equity in losses of unconsolidated affiliates			(5,061)
Net loss			$(212,087)
Capital expenditures (4)	$27,810	$3,653	$31,463

Total assets	Malls	All Other (1)	Total
June 30, 2021	$3,546,596	$717,611	$4,264,207

December 31, 2020	$3,702,523	$741,217	$4,443,740

(1)	The All Other category includes associated centers, community centers, mortgage and other notes receivable, office buildings, self-storage facilities, corporate-level debt and the Management Company.
(2)	Management, development and leasing fees are included in the All Other category. See Note 4 for information on the Company's revenues disaggregated by revenue source for each of the above segments.
(3)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.

(4)	Includes additions to and acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

Note 11 – Earnings per Share and Earnings per Unit

Earnings per Share of the Company

Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potential dilutive common shares outstanding. The limited partners’ rights to convert their noncontrolling interests in the Operating Partnership into shares of common stock are not dilutive. There were no potential dilutive common shares and there were no anti-dilutive shares for the three- and six- month periods ended June 30, 2021 and 2020.

Earnings per Unit of the Operating Partnership

Basic earnings per unit (“EPU”) is computed using the two-class method. The two-class method is required when either (i) participating securities or (ii) multiple classes of common stock exists. The Operating Partnership’s special common units, and common units issued upon the conversion or redemption of special common units, meet the definition of participating securities as these units have the contractual right and obligation to share in the Operating Partnership’s net income (loss) and distributions. Under this approach net income (loss) attributable to common unitholders is reduced by the amount of distributions made (declared) to all common unitholders and by the amount of distributions that are required to be made (declared and undeclared) to special common unitholders. Distributed and undistributed earnings is subsequently divided by the weighted-average number of common and special common units outstanding for the period to compute basic EPU for each unit. Undistributed losses are allocated 100 percent to common units, other than common units issued upon the conversion or redemption of special common units. The special common units, and common units issued upon the conversion or redemption of special common units, only participate in undistributed losses in the event of a liquidation. Diluted EPU is computed by considering either the two-class method or the if-converted method, whichever results in more dilution. The if-converted method assumes the issuance of common units for all potential dilutive special common units outstanding. Due to the loss position (negative earnings) of the Operating Partnership for the three and six months ended June 30, 2021 and 2020 all special common units, and common units issued upon the conversion or redemption of special common units, are antidilutive. The calculation of diluted EPU through the if-converted method would reduce the loss per share (as a result of an increase number of shares in the denominator) for the common units. Therefore, in a loss position diluted EPU is equal to basic EPU. There were no potential dilutive common units and there were no anti-dilutive units other than the special common units, and common units issued upon the conversion or redemption of special common units, outstanding for the three- and six- month periods ended June 30, 2021 and 2020.

The following table presents basic and diluted EPU for common and special common units for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Loss Attributable to Common Unitholders	$(9,112)	$(83,529)	$(36,573)	$(233,839)
Distributions to Common Unitholders - Declared Only	—	—	—	—
Distributions to Special Common Unitholders - Declared and Undeclared
Common units issued on conversion of SCUs	—	—	—	—
S-SCUs	—	(1,143)	—	(2,286)
L-SCUs	—	—	—	(433)
K-SCUs	—	(844)	—	(1,687)
Total Undistributed Loss Available to Common and Special Common Unitholders	$(9,112)	$(85,516)	$(36,573)	$(238,245)

Distributed Earnings:
Common units issued on conversion of SCUs	—	—	—	—
S-SCUs	—	1,143	—	2,286
L-SCUs	—	433	—	433
K-SCUs	—	844	—	1,687
Common Units	—	—	—	—

Undistributed Loss:
Common units issued on conversion of SCUs	$—	$—	$—	$—
S-SCUs	—	—	—	—
L-SCUs	—	—	—	—
K-SCUs	—	—	—	—
Common Units	(9,112)	(85,513)	(36,573)	(238,243)

Weighted Average:
Common units issued on conversion of SCUs	936	1,697	936	1,697
S-SCUs	1,561	1,561	1,561	1,561
L-SCUs	572	572	572	572
K-SCUs	869	1,137	869	1,137
Common Units	197,624	196,736	197,639	196,513

Basic EPU:
Common units issued on conversion of SCUs	$—	$—	$—	$—
S-SCUs	—	0.73	—	1.46
L-SCUs	—	0.76	—	0.76
K-SCUs	—	0.74	—	1.48
Common Units	(0.05)	(0.43)	(0.18)	(1.21)

Total Basic EPU	$(0.05)	$(0.41)	$(0.18)	$(1.16)

Diluted EPU:
Common units issued on conversion of SCUs	$—	$—	$—	$-
S-SCUs	—	0.73	—	1.46
L-SCUs	—	0.76	—	0.76
K-SCUs	—	0.74	—	1.48
Common Units	(0.05)	(0.43)	(0.18)	(1.21)

Total Diluted EPU	$(0.05)	$(0.41)	$(0.18)	$(1.16)

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

The complaints filed in the Derivative Litigation allege, among other things, breaches of fiduciary duties, unjust enrichment, waste of corporate assets, and violations of the federal securities laws. The factual allegations upon which these claims are based are similar to the factual allegations made in the Securities Class Action Litigation, described above. The complaints filed in the Derivative Litigation seek, among other things, unspecified damages and restitution for the Company from the individual defendants, the payment of costs and attorneys’ fees, and that the Company be directed to reform certain governance and internal procedures. The outcome of these legal proceedings cannot be predicted with certainty. A notice of suggestion of bankruptcy was filed by the Company in this litigation on November 9, 2020. On November 12, 2020, the Court in the various Delaware actions entered an order staying these matters in light of the Suggestion of Bankruptcy, as did the Court in the Tennessee actions on December 8, 2020.

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

The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021							Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership		Maximum Guaranteed Amount	Debt Maturity Date (1)		June 30, 2021	December 31, 2020
West Melbourne I, LLC - Phase I	50%	$39,635	50%		$19,818	Feb-2025	(2)	$198	$201
West Melbourne I, LLC - Phase II	50%	14,175	50%		7,088	Feb-2025	(2)	71	72
Port Orange I, LLC	50%	52,448	50%		26,224	Feb-2025	(2)	262	266
Ambassador Infrastructure, LLC	65%	8,250	100%		8,250	Mar-2025		83	94
Shoppes at Eagle Point, LLC	50%	34,285	35%	(3)	12,740	Oct-2021		127	127
EastGate Storage, LLC	50%	6,490	50%	(4)	3,245	Dec-2022		32	33
Self Storage at Mid Rivers, LLC	50%	5,955	50%	(4)	2,994	Apr-2023		30	30
Parkdale Self Storage, LLC	50%	6,392	100%	(5)	6,500	Jul-2024		65	65
Hamilton Place Self Storage, LLC	54%	6,770	50%	(4)	3,501	Sep-2024		35	35
Atlanta Outlet JV, LLC	50%	4,536	100%		4,536	Nov-2023		—	—
Louisville Outlet Shoppes, LLC	50%	8,632	100%		8,632	Oct-2021		—	—
Total guaranty liability								$903	$923

(1)	Excludes any extension options.
(2)	These loans have a one-year extension option at the joint venture’s election.
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

As described in Note 2, the filing of the Chapter 11 Cases also constituted an event of default with respect to certain property-level debt of the Operating Partnership’s subsidiaries, which may have resulted in automatic acceleration of certain monetary obligations or may give the applicable lender the right to accelerate such amounts. As of June 30, 2021, there is a default under each of the following guaranteed loans as a result of the filing of the Chapter 11 Cases: EastGate Storage, LLC; Self Storage at Mid Rivers, LLC; Parkdale Self Storage, LLC; Hamilton Place Self Storage, LLC and Atlanta Outlet JV, LLC.

The Company has guaranteed the lease performance of York Town Center, LP ("YTC"), an unconsolidated affiliate in which the Company owns a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third-party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $10,000. The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty. The Company did not record a credit loss related to this guaranty for the three and six months ended June 30, 2021 and June 30, 2020.

For the three and six months ended June 30, 2021 and June 30, 2020, the Company evaluated each guaranty, listed in the table above, individually by evaluating the debt service ratio, cash flow forecasts, the performance of each loan and, where applicable, the collateral value in relation to the outstanding amount of the loan. The result of the analysis was that each loan is current, performing and, where applicable, the collateral value was greater than the outstanding amount of the loan. The Company did not record a credit loss related to the guarantees listed in the table above for the three and six months ended June 30, 2021 and June 30, 2020.

Note 13 – Share-Based Compensation

As of June 30, 2021, the Company has outstanding awards under the CBL & Associates Properties, Inc. 2012 Stock Incentive Plan (the “2012 Plan"), which was approved by the Company's shareholders in May 2012. The 2012 Plan permits the Company to issue stock options and common stock to selected officers, employees and non-employee directors of the Company up to a total of 10,400,000 shares. As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expense associated with the Company's share-based compensation plan. The Compensation Committee of the Board of Directors (the “Committee”) administers the 2012 Plan.

Restricted Stock Awards

Share-based compensation expense related to the restricted stock awards was $246 and $361 for the three months ended June 30, 2021 and 2020, respectively; and $543 and $1,505 for the six months ended June 30, 2021 and 2020, respectively. Share-based compensation cost capitalized as part of real estate assets was $2 and $5 for the three months ended June 30, 2021 and 2020, respectively; and, $6 and $12 for the six months ended June 30, 2021 and 2020, respectively.

A summary of the status of the Company’s nonvested restricted stock awards as of June 30, 2021, and changes during the six months ended June 30, 2021, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2021	1,519,606	$2.15
Granted	—	$—
Vested	(480,463)	$3.11
Forfeited	(15,844)	$2.51
Nonvested at June 30, 2021	1,023,299	$1.70

As of June 30, 2021, there was $1,352 of total unrecognized compensation cost related to nonvested stock awards granted under the plans, which is expected to be recognized over a weighted-average period of 1.9 years.

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

Performance Stock Units

There were no PSUs granted in 2021. The 1,103,537 outstanding PSUs at June 30, 2021 were granted in the first quarter of 2019. Of that amount, 566,862 PSUs are classified as a liability due to the potential cash component, which is described in the summary of the Company’s LTIP program set forth in Note 18 to the consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020. None of the PSUs outstanding at June 30, 2021 were vested.

Compensation cost is recognized on a tranche-by-tranche basis using the accelerated attribution method. The resulting expense, for awards classified as equity, is recorded regardless of whether any PSU awards are earned as long as the required service period is met.

Share-based compensation expense related to the PSUs was $94 and $(60) for the three months ended June 30, 2021 and 2020, respectively; and $189 and $418 for the six months ended June 30, 2021 and 2020, respectively. Unrecognized compensation costs related to the PSUs was $453 as of June 30, 2021, which is expected to be recognized over a weighted-average period of 1.6 years.

Note 14 – Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities were as follows:

	Six Months Ended June 30,
	2021	2020
Additions to real estate assets accrued but not yet paid	$8,332	$14,130
Deconsolidation upon loss of control (1):
Decrease in real estate assets	(84,860)	—
Decrease in mortgage and other indebtedness	134,354	—
Decrease in operating assets and liabilities	5,808	—
Decrease in intangible lease and other assets	(171)	—
Conversion of Operating Partnership units to common stock	—	21,051
(1)	See Note 7 for additional information.

Note 15 – Subsequent Events

In July 2021, the Company reached an agreement with the lender to amend the loan secured by Springs at Port Orange, which extends the term of the note to December 31, 2021, increases the principal amount of the loan to $44,400, or $19,314 at the Company’s share, and provides an interest rate of LIBOR plus 2.0%.

In July 2021, the Company used funds from its matured U.S. Treasury securities to purchase $149,985 in U.S. Treasury securities with maturities that range from September 2021 to October 2021.

In August 2021, the Company entered into a forbearance agreement with the lender regarding the loan secured by Fayette Mall. The forbearance agreement provides for a modified loan contingent upon the Debtors' emergence from bankruptcy and final approval from the lender.

On August 11, 2021, following the confirmation hearing, the Bankruptcy Court entered an order confirming the Plan. Pursuant to the Amended RSA, the Company is required to have the Plan become effective no later than November 1, 2021.

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

Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained. It is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties. Currently, a significant factor that could cause actual outcomes to differ materially from our forward-looking statements is the impact of the risks and uncertainties associated with the Chapter 11 process on our operations and ability to develop and execute our business plans, and to satisfy the conditions and milestones applicable under the third amended Chapter 11 plan of reorganization (with technical modifications) (the “Plan”) that was confirmed by the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) on August 11, 2021. Another significant factor that could cause actual outcomes to differ materially from our forward-looking statements is the adverse effect of the COVID-19 pandemic, and state and/or local regulatory responses to control it, on our financial condition, operating results and cash flows, our tenants and their customers, the real estate market in which we operate, the global economy and the financial markets. The extent to which the COVID-19 pandemic impacts us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the direct and indirect economic effects of the pandemic and containment measures, and potential changes in consumer behavior, among others. In addition to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, such known risks and uncertainties, many of which may be influenced by the COVID-19 pandemic, include, without limitation:

•	general industry, economic and business conditions;
•

the impact of the risks and uncertainties associated with the Chapter 11 process on our operations and ability to develop and execute our business plans, and to satisfy the conditions and milestones applicable under the Plan, for the duration of the Chapter 11 Cases;

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

Executive Overview

We are a self-managed, self-administered, fully integrated REIT that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air and mixed-use centers, outlet centers, associated centers, community centers, office and other properties. See Note 1 to the condensed consolidated financial statements for information on our property interests as of June 30, 2021. We have elected to be taxed as a REIT for federal income tax purposes.

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

Our financial and operating results for the second quarter reflect the ongoing impact of COVID-19. While all properties are open, many state and local markets continue to impose occupancy and other restrictions, as well as imposing new restrictions as the spread of COVID-19 variants increases. These additional restrictions may have the effect of restricting traffic and sales for our tenants and may put additional pressure on our tenants’ financial health. We have worked with our tenants to enhance customer reach despite the restrictions, including offering curbside, delivery and opening buy-online-pick-up-instore locations. We have experienced encouraging improvements in sales and traffic at our centers as vaccination rates increased and government restrictions were lessened, but uncertainty remains as variants of the virus cause further outbreaks. For the six months ended June 30, 2021, same-center sales increased more than 17% as compared with the six months ended June 30, 2019, which, if sustained, bodes well for future leasing efforts. Percentage rents and short-term rents increased significantly during the quarter as a result of the sales rebound. However, revenues for the quarter continue to be impacted by declines in occupancy and rental rates from tenants that filed for bankruptcy or are struggling financially. The pandemic accelerated a number of tenant bankruptcies, resulting in a heightened level of store closures and lost rent in 2020, the impact of which has carried forward into 2021.

The mandated property closures in 2020 resulted in nearly all our tenants closing for a period of time and/or shortening operating hours. As a result, we experienced an increased level of requests for rent deferrals and abatements, as well as defaults on rent obligations. While, in general, we believe that tenants have a clear contractual obligation to pay rent, we have been working with our tenants to address rent deferral and abatement requests. We have granted rent deferrals of $40.5 million since the COVID-19 pandemic began. We also granted rent abatements of approximately $4.7 million and $10.7 million during the three and six months ended June 30, 2021, respectively.

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

We had a net loss for the three and six months ended June 30, 2021 of $9.6 million and $37.8 million, respectively, as compared to a net loss for the three and six months ended June 30, 2020 of $72.8 million and $212.1 million, respectively. We recorded a net loss attributable to common shareholders for the three and six months ended June 30, 2021 of $8.9 million and $35.6 million, respectively, as compared to a net loss attributable to common shareholders for the three and six months ended June 30, 2020 of $81.5 million and $215.3 million, respectively. In addition to the ongoing impact of the COVID-19 pandemic, significant items that affected the comparability between the three and six-month periods include:

•	Loss on impairment for the three and six months ended June 30, 2021 that is $13.3 million and $89.7 million lower, respectively;
•	Gain on deconsolidation of $55.1 million for the six months ended June 30, 2021;
•	Interest expense for the three and six months ended June 30, 2021 that is $30.3 million and $53.2 million lower, respectively;
•	Reorganization items for the three and six months ended June 30, 2021 of $17.1 million and $40.0 million, respectively;
•	Income tax provision for the three and six months ended June 30, 2021 that is $15.4 million and $15.2 million lower, respectively.

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

The filing of the Chapter 11 Cases constituted an event of default that results in the automatic acceleration of certain monetary obligations to be immediately due and payable with respect to the secured credit facility and the senior unsecured notes. On November 2, 2020, we filed an adversary proceeding in the Bankruptcy Court seeking among other things, a temporary restraining order (the “Order”) and for a preliminary injunction to enjoin, pending a determination of the parties’ rights, the administrative agent or any of its officers, agents, servants, attorneys and successors from taking any action to exercise any and all remedies under the terms of the secured credit facility or other agreements as a result of the events of default asserted by the administrative agent, or any other right or remedy that would otherwise accompany the occurrence of an event of default, including without limitation, any rights of acceleration under the terms of the secured credit facility, rights flowing from the notice of acceleration, rights exercised pursuant to the Notice of Exercise or any other rights or remedies properly exercisable solely upon an actual or determined event of default. On November 2, 2020, the Bankruptcy Court granted the Order, and the Bankruptcy Court took up the other pending claims during the adversarial proceeding, which has now been stayed pending the confirmation our plan, discussed below.

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

After engaging in negotiations in a Bankruptcy Court-ordered mediation, on March 21, 2021 (the “Agreement Effective Date”), we entered into the First Amended and Restated Restructuring Support Agreement (the “Amended RSA”), with the Consenting Noteholders in excess of 69% (including joinders) of the aggregate principal amount of the Notes and certain lenders party to our secured credit facility who hold in the aggregate in excess of 96% (including joinders) of the aggregate outstanding principal amount of debt under the secured credit facility (the “Consenting Bank Lenders” and together with the Consenting Noteholders, the “Consenting Stakeholders”). The Amended RSA amends and restates the Original RSA and sets forth, subject to certain conditions, the commitments to and obligations of, on the one hand, the Company, and on the other hand, the Consenting Noteholders and Consenting Bank Lenders, in connection with the restructuring transactions (the “Restructuring Transactions”) set forth in the Amended RSA and the plan term sheet attached as Exhibit B to the Amended RSA (the “Plan Term Sheet”). The Amended RSA contemplates that the restructuring and recapitalization of the Debtors will occur through a joint plan of reorganization in the Chapter 11 Cases.

As required by the Amended RSA, (i) on April 15, 2021, we filed an amended Chapter 11 plan of reorganization and accompanying disclosure statement with the Bankruptcy Court; (ii) on May 18, 2021, we filed the second amended Chapter 11 plan of reorganization and accompanying disclosure statement, as further amended on May 19, 2021; and (iii) on May 25, 2021, the Company filed the Plan and accompanying disclosure statement (the “Disclosure Statement”), to implement the restructuring transactions. In addition, on May 26, 2021, the Bankruptcy Court entered an order that among other things, approved our Disclosure Statement and established dates and deadlines related to solicitation of, voting on, and confirmation of the Plan. We filed technical modifications to the Plan on August 9, 2021. The Amended RSA provides that the ongoing litigation between us and the lenders of our secured credit facility (the “Bank Lenders”) arising from the prepetition enforcement actions taken by the Bank Lenders is stayed and is to be dismissed upon the order confirming the Plan becoming a “Final Order” (as defined in the Plan).

On August 11, 2021, following the confirmation hearing, the Bankruptcy Court entered an order confirming the Plan. Pursuant to the Amended RSA, we are required to have the Plan become effective no later than November 1, 2021. We cannot predict the ultimate outcome of the Chapter 11 Cases at this time. For the duration of our Chapter 11 proceedings, our operations and ability to develop and execute our business plan is subject to the risks and uncertainties associated with the Chapter 11 process. As a result of these risks and uncertainties, the amount and composition of our assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceedings, and the description of our operations, properties and liquidity and capital resources included in this quarterly report may not accurately reflect our operations, properties and liquidity and capital resources following the Chapter 11 process.

Once effective, the Plan provides for the elimination of more than $1,681,900 of debt and preferred obligations, including an aggregate cash payment of $195,000 as noted below, as well as a significant reduction in interest expense. In exchange for their approximately $1,375,000 in principal amount of senior unsecured notes and $133,000 in principal amount of the secured credit facility, Consenting Noteholders, other noteholders, and certain holders of unsecured claims against the Company will receive, in the aggregate, $95,000 in cash, $555,000 of new senior secured notes, of which up to $100,000, upon election by the Consenting Noteholders, may be received in the form of new convertible secured notes and 89% in common equity of the newly reorganized company (subject to dilution, as set forth in the Plan). Certain Consenting Noteholders will also provide up to $50,000 of new money in exchange for additional convertible secured notes. The transactions outlined in the Plan will be implemented in the Chapter 11 Cases. The Plan provides that the remaining Bank Lenders, holding $983,700 in principal amount under the secured credit facility, will receive $100,000 in cash and a new $883,700 secured term loan. Existing common and preferred shareholders are expected to receive up to 11% of common equity in the newly reorganized company.

In particular, subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assume and assign or reject executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a prepetition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a prepetition general unsecured claim for damages caused by such deemed breach subject, in the case of the rejection of unexpired leases of real property, to certain caps on damages. Counterparties to such rejected contracts or leases may assert unsecured claims in the Bankruptcy Court against the applicable Debtor’s estate for such damages. Generally, the assumption or assumption and assignment of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance thereunder. Accordingly, any description of an executory contract or unexpired lease with the Debtors in this quarterly report, including where applicable a quantification of our obligations under any such executory contract or unexpired lease with the Debtors is qualified by any overriding rights we have under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the assumption, assumption and assignment or rejection of any executory contract or unexpired lease and the Debtors expressly preserve all of their rights with respect thereto.

Given the acceleration of the secured credit facility, the senior unsecured notes and certain property-level debt, as well as the inherent risks, unknown results and inherent uncertainties associated with the bankruptcy process and the direct correlation between these matters and our ability to satisfy our financial obligations that may arise, we believe that there is substantial doubt that we will continue to operate as a going concern within one year after the date our condensed consolidated financial statements are issued. Our ability to continue as a going concern is contingent upon our ability to successfully implement the Plan. See Note 2 to the condensed consolidated financial statements for additional information.

Results of Operations

Properties that were in operation for the entire year during 2020 and the six months ended June 30, 2021 are referred to as the “Comparable Properties.” Since January 1, 2020, we have opened two self-storage facilities, deconsolidated two properties and disposed of two properties:

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

Deconsolidations

Property	Location	Date of Deconsolidation
Asheville Mall (1)	Asheville, NC	January 2021
Park Plaza (1)	Little Rock, AR	March 2021
(1)	We deconsolidated the property due to a loss of control when the property was placed into receivership in connection with the foreclosure process.

Dispositions

Property	Location	Sales Date
Hickory Point Mall (1)	Forsyth, IL	August 2020
Burnsville Center (1)	Burnsville, MN	December 2020
(1)	Title to the property was transferred to the mortgage holder in satisfaction of the non-recourse debt secured by the property.

Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

Revenues

	Total for the Three Months Ended June 30,			Comparable Properties
	2021	2020	Change	Core	Non-core	Deconsolidation	Dispositions	Total Change
Rental revenues	$131,316	$120,222	$11,094	$17,227	$476	$(3,765)	$(2,844)	$11,094
Management, development and leasing fees	1,449	1,055	394	394	—	—	—	394
Other	3,796	2,934	862	773	329	(85)	(155)	862
Total revenues	$136,561	$124,211	$12,350	$18,394	$805	$(3,850)	$(2,999)	$12,350

Rental revenues from the Comparable Properties increased primarily due to prior year rent concessions to tenants that are in bankruptcy or are struggling financially due to the impacts of the COVID-19 pandemic. Percentage rent increased due to higher sales in the current period, as the COVID-19 pandemic had a significant impact on sales and traffic in the prior-year period.

Operating Expenses

	Total for the Three Months Ended June 30,			Comparable Properties
	2021	2020	Change	Core	Non-core	Deconsolidation	Dispositions	Total Change
Property operating	$(19,623)	$(16,906)	$(2,717)	$(3,656)	$(364)	$653	$650	$(2,717)
Real estate taxes	(15,110)	(17,837)	2,727	1,552	(36)	434	777	2,727
Maintenance and repairs	(8,784)	(6,042)	(2,742)	(3,031)	(119)	254	154	(2,742)
Property operating expenses	(43,517)	(40,785)	(2,732)	(5,135)	(519)	1,341	1,581	(2,732)
Depreciation and amortization	(47,499)	(52,663)	5,164	1,658	890	1,799	817	5,164
General and administrative	(11,269)	(18,727)	7,458	7,458	—	—	—	7,458
Loss on impairment	—	(13,274)	13,274	—	—	13,274	—	13,274
Litigation settlement	(57)	—	(57)	(57)	—	—	—	(57)
Other	(287)	(242)	(45)	(45)	—	—	—	(45)
Total operating expenses	$(102,629)	$(125,691)	$23,062	$3,879	$371	$16,414	$2,398	$23,062

Property operating expenses at the Comparable Properties increased primarily due to lessening restrictions that allowed for the reopening of properties related to the COVID-19 pandemic and the actions taken in the prior year period to reduce operating expenses to mitigate the impact of mandated property closures and the effects of the COVID-19 pandemic, including a reduction-in-force and other operating expense initiatives.

The decrease in depreciation and amortization expense related to the Comparable Properties primarily relates to a lower basis in depreciable assets resulting from impairments recorded since the prior-year period.

General and administrative expenses decreased primarily due to prepetition professional and legal fees incurred in the prior-year period related to our restructuring efforts.

In the second quarter of 2020, we recognized $13.3 million of loss on impairment of real estate to write down the book value of one mall. See Note 6 to the condensed consolidated financial statements for more information.

Other Income and Expenses

Interest expense decreased $30.3 million primarily due to not recognizing interest expense on the senior unsecured notes and the secured credit facility subsequent to the filing of the Chapter 11 Cases. The decrease was partially offset by an increase of default interest expense related to property-level non-recourse loans that are in default, which may not be payable depending on the outcome of negotiations with the lenders. In accordance with ASC 852, which limits the recognition of interest expense during a bankruptcy proceeding to only amounts that will be paid during the bankruptcy proceeding or that are probable of becoming allowed claims, interest has not been accrued on the secured credit facility or the senior unsecured notes subsequent to the filing of the Chapter 11 Cases.

The income tax provision decreased $15.4 million as compared to the prior-year period due to a full valuation allowance of $16.8 million that was recorded on our deferred tax assets in the prior-year period.

For the three months ended June 30, 2021 we recorded $17.1 million of reorganization items, which consists of professional fees, legal fees, retention bonuses and U.S. Trustee fees directly related to the Chapter 11 Cases.

Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

Revenues

	Total for the Six Months Ended June 30,			Comparable Properties
	2021	2020	Change	Core	Non-core	Deconsolidation	Dispositions	Total Change
Rental revenues	$259,491	$281,395	$(21,904)	$(7,985)	$(247)	$(6,949)	$(6,723)	$(21,904)
Management, development and leasing fees	3,108	3,147	(39)	(39)	—	—	—	(39)
Other	7,146	7,243	(97)	199	194	(175)	(315)	(97)
Total revenues	$269,745	$291,785	$(22,040)	$(7,825)	$(53)	$(7,124)	$(7,038)	$(22,040)

Rental revenues from the Comparable Properties declined primarily due to store closures and rent concessions to tenants that are in bankruptcy or are struggling financially as a result of the COVID-19 pandemic.

Operating Expenses

	Total for the Six Months Ended June 30,			Comparable Properties
	2021	2020	Change	Core	Non-core	Deconsolidation	Dispositions	Total Change
Property operating	$(41,425)	$(42,615)	$1,190	$(1,316)	$(413)	$1,290	$1,629	$1,190
Real estate taxes	(31,661)	(36,285)	4,624	2,203	120	678	1,623	4,624
Maintenance and repairs	(19,565)	(17,250)	(2,315)	(3,328)	(146)	394	765	(2,315)
Property operating expenses	(92,651)	(96,150)	3,499	(2,441)	(439)	2,362	4,017	3,499
Depreciation and amortization	(95,611)	(108,565)	12,954	5,282	2,173	3,188	2,311	12,954
General and administrative	(23,881)	(36,563)	12,682	12,682	—	—	—	12,682
Loss on impairment	(57,182)	(146,918)	89,736	49,070	831	13,273	26,562	89,736
Litigation settlement	801	—	801	801	—	—	—	801
Other	(287)	(400)	113	113	—	—	—	113
Total operating expenses	$(268,811)	$(388,596)	$119,785	$65,507	$2,565	$18,823	$32,890	$119,785

Property operating expenses at the Comparable Properties increased primarily because of increased operating hours due to lessening restrictions at each property related to the COVID-19 pandemic and the actions taken in the prior year period to reduce operating expenses to mitigate the impact of mandated property closures and the effects of the COVID-19 pandemic, including a reduction-in-force and other operating expense initiatives.

The decrease in depreciation and amortization expense related to the Comparable Properties primarily relates to a lower basis in depreciable assets resulting from impairments recorded since the prior-year period.

General and administrative expenses decreased primarily due to prepetition professional and legal fees incurred in the prior-year period related to our restructuring efforts.

For the six months ended June 30, 2021, we recognized $57.2 million of loss on impairment of real estate to write down the book value of three malls. For the six months ended June 30, 2020, we recognized $146.9 million of loss on impairment of real estate to write down the book value of three malls. See Note 6 to the condensed consolidated financial statements for more information.

Other Income and Expenses

Interest expense decreased $53.2 million primarily due to not recognizing interest expense on the senior unsecured notes and the secured credit facility subsequent to the filing of the Chapter 11 Cases. The decrease was partially offset by an increase of default interest expense related to property-level non-recourse loans that are in default, which may not be payable depending on the outcome of negotiations with the lenders. In accordance with ASC 852, which limits the recognition of interest expense during a bankruptcy proceeding to only amounts that will be paid during the bankruptcy proceeding or that are probable of becoming allowed claims, interest has not been accrued on the secured credit facility or the senior unsecured notes subsequent to the filing of the Chapter 11 Cases.

For the six months ended June 30, 2021, we recorded $55.1 million of gain on deconsolidation related to Asheville Mall and Park Plaza. See Note 8 for more information.

The income tax provision decreased $15.2 million as compared to the prior-year period due to a full valuation allowance of $16.8 million that was recorded on our deferred tax assets in the prior-year period.

For the six months ended June 30, 2021, we recorded $40.0 million of reorganization items, which consists of professional fees, legal fees, retention bonuses and U.S. Trustee fees directly related to the Chapter 11 Cases.

Non-GAAP Measure

Same-center Net Operating Income

NOI is a supplemental non-GAAP measure of the operating performance of our shopping centers and other properties. We define NOI as property operating revenues (rental revenues and other income) less property operating expenses (property operating, real estate taxes and maintenance and repairs).

We compute NOI based on the Operating Partnership's pro rata share of both consolidated and unconsolidated Properties. We believe that presenting NOI and same-center NOI (described below) based on our Operating Partnership’s pro rata share of both consolidated and unconsolidated Properties is useful since we conduct substantially all our business through our Operating Partnership and, therefore, it reflects the performance of the Properties in absolute terms regardless of the ratio of ownership interests of our common shareholders and the noncontrolling interest in the Operating Partnership. Our definition of NOI may be different than that used by other companies, and accordingly, our calculation of NOI may not be comparable to that of other companies.

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

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net loss for the three- and six-month periods ended June 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(9,561)	$(72,793)	$(37,841)	$(212,087)
Adjustments: (1)
Depreciation and amortization	60,397	65,895	121,458	134,384
Interest expense	31,933	59,736	64,945	113,822
Abandoned projects expense	287	242	287	400
(Gain) loss on sales of real estate assets	(107)	(2,623)	192	(2,763)
Gain on deconsolidation	—	—	(55,131)	—
Loss on impairment	—	13,274	57,182	146,918
Litigation settlement	57	—	(801)	—
Reorganization items	17,073	—	40,006	—
Income tax provision	705	16,117	1,456	16,643
Lease termination fees	(167)	(1,433)	(1,278)	(1,653)
Straight-line rent and above- and below-market lease amortization	2,476	(236)	5,320	(2,031)
Net loss attributable to noncontrolling interests in other consolidated subsidiaries	449	487	1,268	694
General and administrative expenses	11,269	18,727	23,881	36,563
Management fees and non-property level revenues	(5,166)	(1,142)	(7,379)	(5,320)
Operating Partnership's share of property NOI	109,645	96,251	213,565	225,570
Non-comparable NOI	(2,779)	(6,071)	(6,674)	(14,612)
Total same-center NOI	$106,866	$90,180	$206,891	$210,958
(1)

Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.

Same-center NOI increased 18.5% for the three months ended June 30, 2021 as compared to the prior-year period. The $16.7 million increase for the three months ended June 30, 2021 compared to the same period in 2020 primarily consisted of a $23.5 million increase in revenues offset by a $6.8 million increase in operating expenses. Rental revenues increased $22.9 million during the quarter primarily due to prior year rent concessions to tenants that are in bankruptcy or are struggling financially due to the impacts of the COVID-19 pandemic, as well as a decrease in uncollectable revenues in the current period as compared to the prior year period. Percentage rent increased due to higher sales in the current period, as the COVID-19 pandemic had a significant impact on sales and traffic in the prior-year period.

Same-center NOI decreased 1.9% for the six months ended June 30, 2021 as compared to the prior-year period. The $4.0 million decrease for the six months ended June 30, 2021 compared to the same period in 2020 primarily consisted of a $0.6 million decrease in revenues and a $3.4 million increase in operating expenses. Rental revenues decreased $0.7 million during the six months ended June 30, 2021, primarily due to rent concessions to tenants that are in bankruptcy or are struggling financially as a result of the COVID-19 pandemic.

Our consolidated unencumbered properties generated approximately 35.5% of total consolidated NOI of $166.2 million (which is at our share and excludes NOI related to dispositions) for the six months ended June 30, 2021.

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
(2)

Non-stabilized Malls - Malls that are in their initial lease-up phase. After three complete calendar years of operation, they are reclassified on January 1 of the fourth calendar year to the stabilized mall category. The Outlet Shoppes at Laredo was classified as a non-stabilized mall as of June 30, 2020.

(3)	Excluded Malls - We exclude malls from our core portfolio if they are categorized as a Lender Mall, for which operational metrics are excluded:
•

Lender Malls - Malls for which we are working or intend to work with the lender on a restructure of the terms of the loan secured by the property or convey the secured property to the lender. Asheville Mall, EastGate Mall, Greenbrier Mall, The Outlet Shoppes of Laredo and Park Plaza were classified as Lender Malls as of June 30, 2021. Asheville Mall, Burnsville Center, EastGate Mall, Hickory Point Mall, Greenbrier Mall and Park Plaza were classified as Lender Malls as of June 30, 2020. Lender Malls are excluded from our same-center pool as decisions made while in discussions with the lender may lead to metrics that do not provide relevant information related to the condition of these properties.

We derive the majority of our total revenues from the mall properties. The sources of our total revenues by property type were as follows:

	As of June 30,
	2021	2020
Malls	91.9%	90.9%
Other Properties	8.1%	9.1%

Mall Store Sales

Mall store sales include reporting mall tenants of 10,000 square feet or less for stabilized malls and exclude license agreements, which are retail contracts that are temporary or short-term in nature and generally last more than three months but less than twelve months. Due to temporary mall and store closures that occurred in 2020 because of the COVID-19 pandemic, the majority of CBL’s tenants did not report sales for the full reporting period. As a result, the following is a comparison of the change in our same-center sales per square foot for the six months ended June 30, 2021 compared to the six months ended June 30, 2019:

% Change
Stabilized mall same-center sales per square foot	17.2%

Occupancy

Our portfolio occupancy is summarized in the following table (1):

	As of June 30,
	2021	2020
Total portfolio	87.0%	88.1%
Malls:
Total Mall portfolio	85.2%	86.6%
Same-center Malls	85.2%	86.8%
Stabilized Malls	85.2%	86.8%
Other Properties:
Associated centers	91.3%	90.5%
Community centers	93.5%	95.2%
(1)

As noted above, excluded properties are not included in occupancy metrics. Occupancy for malls represents percentage of mall store gross leasable area occupied under 20,000 square feet. Occupancy for other properties represents percentage of gross leasable area occupied.

Bankruptcy-related store closures impacted 2021 occupancy by approximately 379 basis points or 624,000 square feet.

Leasing

The following is a summary of the total square feet of leases signed in the three- and six-month periods ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating portfolio:
New leases	210,225	141,751	354,422	420,117
Renewal leases	693,787	133,671	1,292,105	766,431
Development portfolio:
New leases	56,759	—	60,059	7,929
Total leased	960,771	275,422	1,706,586	1,194,477

Average annual base rents per square foot are based on contractual rents in effect as of June 30, 2021 and 2020, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type:

	June 30,
	2021	2020
Malls (1):
Same-center Stabilized Malls	$30.21	$32.24
Stabilized Malls	30.21	32.24
Other Properties (2):	15.42	15.72
Associated centers	13.74	14.32
Community centers	16.89	16.87
Office buildings	19.26	19.16
(1)	Excluded properties are not included.
(2)	Average base rents for associated centers, community centers and office buildings include all leased space, regardless of size.

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the three- and six-month periods ended June 30, 2021 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (1)	% Change Average
Quarter:
All Property Types (2)	503,927	$37.85	$32.40	(14.4)%	$32.80	(13.3)%
Stabilized Malls	440,701	40.72	34.40	(15.5)%	34.77	(14.6)%
New leases	67,997	38.63	32.70	(15.3)%	34.60	(10.4)%
Renewal leases	372,704	41.11	34.70	(15.6)%	34.80	(15.3)%

Year-to-Date:
All Property Types (2)	1,113,692	$34.07	$27.88	(18.2)%	$28.35	(16.8)%
Stabilized Malls	986,142	36.04	28.74	(20.3)%	29.18	(19.1)%
New leases	135,501	35.27	27.69	(21.5)%	29.23	(17.1)%
Renewal leases	850,641	36.17	28.91	(20.1)%	29.17	(19.4)%

(1)	Average gross rent does not incorporate allowable future increases for recoverable common area expenses.
(2)	Includes stabilized malls, associated centers, community centers and office buildings.

New and renewal leasing activity of comparable small shop space of less than 10,000 square feet based on the lease commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2021:
New	66	199,355	6.73	$28.69	$30.58	$31.67	$(2.98)	(9.4)%	$(1.09)	(3.4)%
Renewal	350	1,167,087	2.15	26.23	26.40	32.03	(5.80)	(18.1)%	(5.63)	(17.6)%
Commencement 2021 Total	416	1,366,442	2.88	26.59	27.01	31.98	(5.39)	(16.9)%	(4.97)	(15.5)%

Commencement 2022:
New	4	7,138	7.08	39.20	40.95	29.56	9.64	32.6%	11.39	38.5%
Renewal	81	231,942	2.69	37.95	38.27	41.88	(3.93)	(9.4)%	(3.61)	(8.6)%
Commencement 2022 Total	85	239,080	2.90	37.99	38.35	41.52	(3.53)	(8.5)%	(3.17)	(7.6)%

Total 2021/2022	501	1,605,522	2.88	$28.28	$28.70	$33.40	$(5.12)	(15.3)%	$(4.70)	(14.1)%

Liquidity and Capital Resources

As of June 30, 2021, we had $143.9 million available in unrestricted cash and $183.5 million in U.S. Treasury securities. Our total pro rata share of debt at June 30, 2021 was $4,365.7 million. The $128.3 million in restricted cash at June 30, 2021 related to cash held in escrow accounts for insurance, real estate taxes, capital expenditures and tenant allowances as required by the terms of certain mortgage notes payable, as well as amounts related to properties that secure the credit facility and cash management agreements with lenders of certain property-level mortgage indebtedness, which are designated for debt service and operating expense obligations.

During the three and six months ended June 30, 2021, we have continued to reinvest in U.S. Treasury securities using the cash that was drawn on the secured line of credit to preserve liquidity at the beginning of the COVID-19 pandemic. We designated our U.S. Treasury securities as available-for-sale. As of June 30, 2021, our U.S. Treasury securities have maturities ranging from July 2021 through September 2021. Subsequent to June 30, 2021, we reinvested proceeds from matured U.S. Treasury securities into new U.S. Treasury securities. See Note 15 for more information.

In March 2021, we reached agreements with the lenders to modify the loans secured by Hammock Landing Phases I & II and The Pavilion at Port Orange. Each agreement provides an additional four-year term, with a one-year extension option, for a fully extended maturity date of February 2026. These loans had a combined outstanding loan balance of $106.3 million at June 30, 2021. Additionally, each such agreement provides forbearance related to the default triggered as a result of the Chapter 11 Cases. Also, in March 2021, we reached an agreement with the lender to modify the loan secured by Ambassador Infrastructure. The agreement provides an additional four-year term with a fixed interest rate of 3.0%. The extended loan, maturing in March 2025, has an outstanding balance of $8.3 million, as $1.1 million was paid down in conjunction with the modification. The agreement provides a waiver related to the default triggered as a result of the Chapter 11 Cases. On May 26, 2021, the subsidiary that owns The Outlet Shoppes at Laredo filed for bankruptcy. Subsequent to June 30, 2021, we entered into a forbearance agreement with the lender regarding the loan secured by Fayette Mall related to the default triggered as a result of the Chapter 11 Cases. See Note 15 for more information.

The filing of the Chapter 11 Cases constituted an event of default that resulted in certain monetary obligations becoming immediately due and payable with respect to the secured credit facility and the senior unsecured notes. The Plan provides for a restructuring of the secured credit facility and the senior unsecured notes.

Our total share of consolidated, unconsolidated and other outstanding debt maturing during 2021, assuming all extension options are elected, is $520.6 million, and we are in discussions with the existing lenders to modify and extend or otherwise refinance the loans. The filing of the Chapter 11 Cases also constituted an event of default with respect to certain property-level debt of the Operating Partnership’s subsidiaries, which may have resulted in the automatic acceleration of certain monetary obligations or may give the applicable lender the right to accelerate such amounts. See Note 8 and Note 9 for more information.

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

Cash Flows - Operating, Investing and Financing Activities

There was $272.2 million of cash, cash equivalents and restricted cash as of June 30, 2021, an increase of $150.5 million from December 31, 2020. Of this amount, $143.9 million was unrestricted cash and cash equivalents as of June 30, 2021. Also, at June 30, 2021, we had $183.5 million in U.S. Treasuries with maturities through September 2021.

Our net cash flows are summarized as follows (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Net cash provided by operating activities	$130,497	$38,370	$92,127
Net cash provided by (used in) investing activities	44,188	(191,379)	235,567
Net cash provided by (used in) financing activities	(24,220)	244,079	(268,299)
Net cash flows	$150,465	$91,070	$59,395

Cash Provided by Operating Activities

Cash provided by operating activities increased $92.1 million primarily due to not paying interest on the secured credit facility and senior unsecured notes as a result of the filing of the Chapter 11 Cases. Also, operating cash flows in the prior-year period were significantly impacted by rent deferrals and abatements that we granted to tenants experiencing financial difficulties due to the COVID-19 pandemic.

Cash Provided by (Used in) Investing Activities

During the six months ended June 30, 2020, net cash used in investing activities was primarily related to the purchase of U.S. Treasury securities for $153.2 million using a portion of the $280.0 million that we drew on our secured line of credit. Whereas, during the six months ended June 30, 2021, we had U.S. Treasury securities mature that we immediately reinvested in new U.S. Treasury securities. We also had a decrease in additions to real estate assets in the current-year period as compared to the prior-year period as a result of programs put in place to reduce capital expenditures and preserve liquidity.

Cash Provided by (Used in) Financing Activities

During the six months ended June 30, 2020, the net cash inflow is primarily due to the $280.0 million draw on our secured credit facility in order to increase liquidity and preserve financial flexibility in light of the uncertainty surrounding the impact of the COVID-19 pandemic. During the six months ended June 30, 2021, cash used in financing activities primarily relates to principal payments on mortgages.

Debt of the Company

CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that it has a direct or indirect ownership interest in, is the borrower on all our debt. CBL is a limited guarantor of the Notes, as described in Note 9 to the condensed consolidated financial statements, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. We also provide a similar limited guarantee of the Operating Partnership's obligations with respect to our secured credit facility as of June 30, 2021.

Debt of the Operating Partnership

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

Mortgage and other indebtedness, net, consisted of the following:
June 30, 2021:	Consolidated	Noncontrolling Interests	Other Debt (1)	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Non-recourse loans on operating Properties (3)	$963,118	$(29,744)	$138,926	$606,364	$1,678,664	4.74%
Recourse loan on operating Property (4)	—	—	—	8,250	8,250	3.00%
Construction loan	—	—	—	3,478	3,478	5.05%
Total fixed-rate debt	963,118	(29,744)	138,926	618,092	1,690,392	4.73%
Variable-rate debt:
Recourse loans on operating Properties	27,461	—	—	87,251	114,712	2.83%
Construction loans	—	—	—	36,890	36,890	3.08%
Total variable-rate debt	27,461	—	—	124,141	151,602	2.89%
Total fixed-rate and variable-rate debt	990,579	(29,744)	138,926	742,233	1,841,994	4.58%
Unamortized deferred financing costs (5)	(2,987)	238	—	(2,648)	(5,397)
Total mortgage and other indebtedness, net	$987,592	$(29,506)	$138,926	$739,585	$1,836,597

Mortgage and other indebtedness included in liabilities subject to compromise consisted of the following:
June 30, 2021:	Consolidated	Noncontrolling Interests	Other Debt (1)	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Senior unsecured notes due 2023 (6)	$450,000	$—	$—	$—	$450,000	5.25%
Senior unsecured notes due 2024 (6)	300,000	—	—	—	300,000	4.60%
Senior unsecured notes due 2026 (6)	625,000	—	—	—	625,000	5.95%
Total fixed-rate debt	1,375,000	—	—	—	1,375,000	5.43%
Variable-rate debt:
Recourse loan on operating Property (7)	39,462				39,462	5.76%
Secured line of credit (8)	675,926	—	—	—	675,926	9.50%
Secured term loan (8)	438,750	—	—	—	438,750	9.50%
Total variable-rate debt	1,154,138	—	—	—	1,154,138	9.37%
Total fixed-rate and variable-rate debt	2,529,138	—	—	—	2,529,138	7.23%
Unpaid accrued interest (9)	58,370	—	—	—	58,370
Prepetition unsecured or under secured liabilities	4,198	—	—	—	4,198
Total liabilities subject to compromise	$2,591,706	$—	$—	$—	$2,591,706

Mortgage and other indebtedness, net, consisted of the following:
December 31, 2020:	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Non-recourse loans on operating Properties (3)	$1,120,203	$(30,177)	$612,458	$1,702,484	4.74%
Recourse loan on operating Property (4)	—	—	9,360	9,360	3.74%
Construction loan	—	—	3,406	3,406	5.05%
Total fixed-rate debt	1,120,203	(30,177)	625,224	1,715,250	4.74%
Variable-rate debt:
Recourse loans on operating Properties	68,061	—	88,511	156,572	4.59%
Construction loans	—	—	33,222	33,222	3.11%
Total variable-rate debt	68,061	—	121,733	189,794	4.33%
Total fixed-rate and variable-rate debt	1,188,264	(30,177)	746,957	1,905,044	4.70%
Unamortized deferred financing costs	(3,433)	265	(2,844)	(6,012)
Total mortgage and other indebtedness, net	$1,184,831	$(29,912)	$744,113	$1,899,032

Mortgage and other indebtedness included in liabilities subject to compromise consisted of the following:
December 31, 2020:	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Senior unsecured notes due 2023 (6)	$450,000	$—	$—	$450,000	5.25%
Senior unsecured notes due 2024 (6)	300,000	—	—	300,000	4.60%
Senior unsecured notes due 2026 (6)	625,000	—	—	625,000	5.95%
Total fixed-rate debt	1,375,000	—	—	1,375,000	5.43%
Variable-rate debt:
Secured line of credit (8)	675,926	—	—	675,926	9.50%
Secured term loan (8)	438,750	—	—	438,750	9.50%
Total variable-rate debt	1,114,676	—	—	1,114,676	9.50%
Total fixed-rate and variable-rate debt	2,489,676	—	—	2,489,676	7.25%
Unpaid accrued interest (9)	57,644	—	—	57,644
Prepetition unsecured or under secured liabilities	4,170	—	—	4,170
Total liabilities subject to compromise	$2,551,490	$—	$—	$2,551,490
(1)

During the six months ended June 30, 2021, we deconsolidated Asheville Mall and Park Plaza due to a loss of control when the properties were placed into receivership in connection with the foreclosure process.

(2)	Weighted-average interest rate excludes amortization of deferred financing costs.
(3)

An unconsolidated affiliate has an interest rate swap on a notional amount outstanding of $41,989 as of June 30, 2021 and $42,654 as of December 31, 2020 related to a variable-rate loan on Ambassador Town Center to effectively fix the interest rate on this loan to a fixed-rate of 3.22%.

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

(5)

Unamortized deferred financing costs amounting to $2,624 and $1,879 for our share of certain consolidated and unconsolidated property-level, non-recourse mortgage loans, respectively, may be required to be written off in the event that a waiver or restructuring of terms cannot be negotiated and the debt is either redeemed or otherwise extinguished.

(6)

In accordance with ASC 852, which limits the recognition of interest expense during a bankruptcy proceeding to only amounts that will be paid during the bankruptcy proceeding or that are probable of becoming allowed claims, interest has not been accrued on the senior unsecured notes subsequent to the filing of the Chapter 11 Cases. The outstanding amount of the senior unsecured notes is included in liabilities subject to compromise in the accompanying condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020.

(7)	On May 26, 2021, the subsidiary that owns The Outlet Shoppes at Laredo filed for bankruptcy.
(8)

The administrative agent informed the Company that interest will accrue on all outstanding obligations at the post-default rate, which is equal to the rate that otherwise would be in effect plus 5.0%. The post-default interest rate at June 30, 2021 and December 31, 2020 was 9.50%. In accordance with ASC 852, which limits the recognition of interest expense during a bankruptcy proceeding to only amounts that will be paid during the bankruptcy proceeding or that are probable of becoming allowed claims, interest has not been accrued on the secured credit facility subsequent to the filing of the Chapter 11 Cases. The outstanding amount of the secured credit facility is included in liabilities subject to compromise in the accompanying condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020.

(9)

As of June 30, 2021, represents interest accrued on the loan secured by The Outlet Shoppes at Laredo prior to May 26, 2021, and the secured credit facility and senior unsecured notes prior to the filing of the Chapter 11 Cases. As of December 31, 2020, represents interest accrued on the secured credit facility and senior unsecured notes prior to the filing of the Chapter 11 Cases.

The weighted-average remaining term of our total share of consolidated, unconsolidated and other debt was 2.6 years and 3.1 years at June 30, 2021 and December 31, 2020, respectively. The weighted-average remaining term of our pro rata share of fixed-rate debt was 2.9 years and 3.4 years at June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021 and December 31, 2020, our pro rata share of consolidated and unconsolidated variable-rate debt represented 29.9% and 29.7%, respectively, of our total pro rata share of debt.

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

The guarantees of the Guarantor Subsidiaries are joint and several and full and unconditional. The guarantees are unsecured and effectively subordinated to any existing and future secured debt that a Guarantor Subsidiary may have to the extent of the value of the assets securing such debt. Each Guarantor Property’s obligation will remain until the earlier of such time as (i) all guaranteed obligations have been paid in full in cash and each guaranteed obligation has been terminated or cancelled in accordance with its terms or (ii) any such Guarantor Subsidiary ceases to be a guarantor under the senior secured credit facility. The Guarantor Subsidiaries’ maximum guarantee related to the secured credit facility is $1,114.7 million as of June 30, 2021, and the maximum guarantee related to the Notes is $1,375.0 million as of June 30, 2021.

The following tables present summarized financial information for the Operating Partnership and the Guarantor Subsidiaries on a combined basis. The summarized financial information does not include the Operating Partnership’s investments in non-guarantor subsidiaries nor the earnings from non-guarantor subsidiaries. Intercompany transactions between the Operating Partnership and the Guarantor Subsidiaries have been eliminated. The summarized balance sheet information is as of June 30, 2021 and December 31, 2020 and the summarized statement of operations information is for the three and six-month periods ended June 30, 2021 and 2020 (amounts are presented in thousands).

	June 30, 2021	December 31, 2020
Net investment in real estate assets	$1,361,257	$1,428,482
Total assets (1)	1,687,492	1,673,179
Total liabilities (2)	2,810,480	2,884,808

	Three Months Ended June 30,
	2021	2020
Total revenues (3)	$54,598	$47,983
Total expenses (4)	(67,836)	(37,194)
Net income (loss)	(13,001)	8,057

	Six Months Ended June 30,
	2021	2020
Total revenues (3)	$109,370	$113,410
Total expenses (4)	(144,791)	(81,054)
Net income	7,805	26,892
(1)	Total assets include an intercompany note receivable with a non-guarantor subsidiary of $1,721 and $4,698 as of June 30, 2021 and December 31, 2020, respectively.
(2)	Total liabilities include intercompany liabilities of $4,189 as of June 30, 2021.
(3)

Total revenues include revenues derived from non-guarantor subsidiaries of $31 and $97 for the three months ended June 30, 2021 and 2020, respectively. Total revenues include revenues derived from non-guarantor subsidiaries of $55 and $97 for the six months ended June 30, 2021 and 2020, respectively.

(4)

Total expenses include expenses incurred with non-guarantor subsidiaries of $8,813 and $9,422 for the three months ended June 30, 2021 and 2020, respectively. Total expenses include expenses incurred with non-guarantor subsidiaries of $17,144 and $20,312 for the six months ended June 30, 2021 and 2020, respectively.

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

Equity

In 2019, we suspended all future dividends on our common stock and preferred stock, as well as distributions to all noncontrolling interest investors in our Operating Partnership. The dividend arrearage created by our board of directors’ decision to suspend the dividends that continue to accrue on our outstanding preferred stock currently makes us ineligible to use the abbreviated, and less costly, SEC Form S-3 registration statement to register our securities for sale. This means we will be required to use a registration statement on Form S-11 to register additional securities for sale with the SEC, which we expect to hinder our ability to act quickly in relation to, and raise our costs incurred in, future capital raising activities. This preferred dividend arrearage (and the Operating Partnership’s related arrearage in distributions to its preferred units of limited partnership underlying our outstanding preferred shares), under the terms of our preferred stock, also require that we not resume any payment of dividends on our common stock unless full cumulative dividends accrued with respect to our preferred stock (and such underlying preferred units) for all past quarters and the then-current quarter are first declared and paid in cash, or declared with a sum sufficient for the payment thereof having been set apart for such payment in cash. In addition, for so long as this distribution suspension results in the existence of a distribution shortfall (as described in the Partnership Agreement of the Operating Partnership) with respect to any of the S-SCUs, the L-SCUs or the K-SCUs (an “SCU Distribution Shortfall”), the terms of the Operating Partnership Agreement state that we (i) may not cause the Operating Partnership to resume distributions to holders of its outstanding common units of limited partnership interest until all holders of SCUs have received distributions sufficient to satisfy the SCU Distribution Shortfall for all prior quarters and the then-current quarter (which effectively would also prevent the resumption of common stock dividends, since our common stock dividends are funded by distributions the Company receives on the underlying common units it holds in the Operating Partnership) and (ii) may not elect to settle any exchange requested by a holder of common units of the Operating Partnership in cash, and may only settle any such exchange through the issuance of shares of common stock or other units of the Operating Partnership ranking junior to any such units as to which a distribution shortfall exists. Our board of directors prospectively approved that, to the extent any partners exercise any or all of their exchange rights while the existence of the SCU Distribution Shortfall requires an exchange to be settled through the issuance of shares of common stock or other units of the Operating Partnership, the consideration paid shall be in the form of shares of common stock. We do not expect to pay any further dividends with respect to the Company’s outstanding common stock and preferred stock, or any distributions with respect to the Operating Partnership’s outstanding units of partnership interest, prior to the conclusion of our reorganization pursuant to the pending Chapter 11 Cases, which reorganization we also expect will extinguish all claims related to the accrued and unpaid preferred stock dividends and the Operating Partnership unit SCU Distribution Shortfall discussed above. If we successfully complete such reorganization, in connection with future dividend distributions with respect to new equity securities issued pursuant to the Chapter 11 Cases, we will review taxable income on a regular basis and take measures, if necessary, to ensure that we meet the minimum distribution requirements to maintain our status as a REIT.

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

Market Capitalization

Our total-market capitalization as of June 30, 2021 was as follows (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)
Common stock and operating partnership units	201,562	$0.12
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00
6.625% Series E Cumulative Redeemable Preferred Stock	690	250.00
(1)

Stock price for common stock and Operating Partnership units equals the closing price of CBL's common stock on June 30, 2021 on the OTC Markets, operated by the OTC Markets Group, Inc. The stock prices for the preferred stock represent the liquidation preference of each respective series of preferred stock.

Capital Expenditures

Deferred maintenance and capital expenditures are generally included in the determination of common area maintenance (“CAM”) expense that is billed to tenants in accordance with their lease agreements.

The following table, which excludes expenditures for developments, redevelopments and expansions, summarizes these capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three and six months ended June 30, 2021 compared to the same periods in 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Tenant allowances (1)	$3,375	$1,360	$4,252	$8,578

Deferred maintenance:
Parking area and parking area lighting	57	15	57	270
Roof repairs and replacements	308	1,748	308	1,899
Other capital expenditures	1,782	645	2,241	3,841
Total deferred maintenance	2,147	2,408	2,606	6,010

Capitalized overhead	209	100	467	731

Capitalized interest	13	366	32	1,092

Total capital expenditures	$5,744	$4,234	$7,357	$16,411
(1)	Tenant allowances primarily relate to new leases. Tenant allowances related to renewal leases were not material for the periods presented.

Annual capital expenditures budgets are prepared for each of our properties that are intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, and readily available cash on hand will provide the necessary funding for these expenditures.

Developments and Redevelopments

Properties Opened During the Six Months Ended June 30, 2021

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2021 Cost	Opening Date	Initial Unleveraged Yield
Outparcel Developments:
Hamilton Place - Aloft Hotel (3)(4)	Chattanooga, TN	50%	89,674	$12,000	$11,455	$2,628	Jun-21	9.2%
Pearland Town Center - HCA Offices	Pearland, TX	100%	48,416	14,186	12,237	4,815	Jun-21	11.8%
			138,090	$26,186	$23,692	$7,443

Properties Under Development at June 30, 2021

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2021 Cost	Expected Opening Date	Initial Unleveraged Yield
Outparcel Developments:
Kirkwood Mall - Five Guys, Blaze Pizza, Thrifty White, Pancheros, Chick-fil-A	Bismarck, ND	100%	15,275	$7,176	$311	$107	Q2 '22	8.9%

Redevelopments:
Cross Creek Sears Redevelopment - Longhorn's, Rooms To Go (5)	Fayetteville, NC	100%	13,494	5,252	4,009	2,785	Q3 '21	5.3%
Total Properties Under Development			28,769	$12,428	$4,320	$2,892
(1)	Total Cost is presented net of reimbursements to be received.
(2)	Cost to Date does not reflect reimbursements until they are received.
(3)	Yield is based on expected yield upon stabilization.
(4)	Total cost includes a construction loan of $8,400 (at our share), a non-cash allocated value for our land contribution of $2,200 and cash contributions of $1,400.
(5)	The return reflected represents a pro forma incremental return as Total Cost excludes the cost related to the acquisition of the Sears (Cross Creek Mall) building.

Off-Balance Sheet Arrangements

Unconsolidated Affiliates

We have ownership interests in 31 unconsolidated affiliates as of June 30, 2021 that are described in Note 8 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as investments in unconsolidated affiliates.

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

See Note 12 to the condensed consolidated financial statements for information related to our guarantees of unconsolidated affiliates' debt as of June 30, 2021 and December 31, 2020.

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

Our Annual Report on Form 10-K for the year ended December 31, 2020 contains a discussion of our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these policies and estimates during the six months ended June 30, 2021. Our significant accounting policies are disclosed in Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

FFO of the Operating Partnership increased to $50.8 million for the three months ended June 30, 2021 from $(5.2) million for the prior-year period; and increased to $141.0 million for the six months ended June 30, 2021 from $45.8 million for the prior-year period. Excluding the adjustments noted below, FFO of the Operating Partnership, as adjusted, increased to $79.5 million for the three months ended June 30, 2021 from $4.9 million for the same period in 2020; and increased to $148.2 million for the six months ended June 30, 2021 from $56.5 million from the same period in 2020. The increase in FFO, as adjusted, was primarily driven by the reduction in interest expense due to not recognizing post-petition interest expense on the senior unsecured notes and the secured credit facility subsequent to the filing of the Chapter 11 Cases, the cumulation of undeclared dividends ceasing to cumulate on the Series D Preferred Stock and the Series E Preferred Stock subsequent to the filing of the Chapter 11 Cases, a lower income tax provision in the current-year period, and costs incurred in the prior year period related to our restructuring efforts.

The reconciliation of net loss attributable to common shareholders to FFO allocable to Operating Partnership common unitholders is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss attributable to common shareholders	$(8,882)	$(81,452)	$(35,645)	$(215,348)
Noncontrolling interest in loss of Operating Partnership	(230)	(2,077)	(928)	(18,491)
Depreciation and amortization expense of:
Consolidated properties	47,499	52,663	95,611	108,565
Unconsolidated affiliates	13,456	14,020	26,986	27,530
Non-real estate assets	(492)	(812)	(1,032)	(1,729)
Noncontrolling interests' share of depreciation and amortization in other consolidated subsidiaries	(558)	(788)	(1,139)	(1,711)
Loss on impairment	—	13,274	57,182	146,918
Loss on depreciable property	—	—	—	25
FFO allocable to Operating Partnership common unitholders	50,793	(5,172)	141,035	45,759
Litigation settlement (1)	57	—	(801)	—
Non-cash default interest expense (2)	11,576	2,203	23,046	2,893
Gain on deconsolidation (3)	—	—	(55,131)	—
Reorganization items (4)	17,073	7,857	40,006	7,857
FFO allocable to Operating Partnership common unitholders, as adjusted	$79,499	$4,888	$148,155	$56,509
FFO per diluted share	$0.25	$(0.03)	$0.70	$0.23
FFO, as adjusted, per diluted share	$0.39	$0.02	$0.73	$0.28
(1)

For the three and six months ended June 30, 2021, represents the accrued expense related to the settlement of a class action lawsuit. Also, for the six months ended June 30, 2021, represents a credit to litigation settlement expense related to claim amounts that were released pursuant to the terms of the settlement agreement related to the settlement of a class action lawsuit.

(2)

The three and six months ended June 30, 2021 includes default interest expense related to loans secured by properties that were in default prior to our filing of the Chapter 11 Cases, as well as loans secured by properties that are in default due to our filing of the Chapter 11 Cases. The six months ended June 30, 2020 includes default interest expense related to Greenbrier Mall, Hickory Point Mall, Eastgate Mall, Asheville Mall, Burnsville Center and Park Plaza Mall.

(3)

During the six months ended June 30, 2021, we deconsolidated Asheville Mall and Park Plaza due to a loss of control when the properties were placed into receivership in connection with the foreclosure process.

(4)

Represents costs incurred subsequent to our filing of the Chapter 11 Cases associated with our reorganization efforts, which consists of professional fees, legal fees, retention bonuses and U.S. Trustee fees.

The reconciliation of diluted EPS to FFO per diluted share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Diluted EPS attributable to common shareholders	$(0.05)	$(0.42)	$(0.18)	$(1.16)
Eliminate amounts per share excluded from FFO:
Depreciation and amortization expense, including amounts from consolidated properties, unconsolidated affiliates, non-real estate assets and excluding amounts allocated to noncontrolling interests	0.30	0.32	0.59	0.66
Loss on impairment	—	0.07	0.29	0.73
FFO per diluted share	$0.25	$(0.03)	$0.70	$0.23

The reconciliations of FFO allocable to Operating Partnership common unitholders to FFO allocable to common shareholders, including and excluding the adjustments noted above, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
FFO allocable to Operating Partnership common unitholders	$50,793	$(5,172)	$141,035	$45,759
Percentage allocable to common shareholders (1)	97.46%	95.17%	97.46%	92.09%
FFO allocable to common shareholders	$49,503	$(4,922)	$137,453	$42,139

FFO allocable to Operating Partnership common unitholders, as adjusted	$79,499	$4,888	$148,155	$56,509
Percentage allocable to common shareholders (1)	97.46%	95.17%	97.46%	92.09%
FFO allocable to common shareholders, as adjusted	$77,480	$4,652	$144,392	$52,039
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

Interest Rate Risk

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at June 30, 2021, and excluding the secured credit facility and the loan secured by The Outlet Shoppes at Laredo, which are included in liabilities subject to compromise in the accompanying condensed consolidated balance sheets due to the Chapter 11 Cases, a 0.5% increase or decrease in interest rates on variable-rate debt would increase or decrease annual cash flows by approximately $1.0 million, respectively.

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at June 30, 2021, and including the secured credit facility and the loan secured by The Outlet Shoppes at Laredo, which are included in liabilities subject to compromise in the accompanying condensed consolidated balance sheets due to the Chapter 11 Cases, a 0.5% increase or decrease in interest rates on variable-rate debt would increase or decrease annual cash flows by approximately $6.5 million, respectively.

Based on our proportionate share of total consolidated, unconsolidated and other debt at June 30, 2021, and excluding the secured credit facility, senior unsecured notes and the loan secured by The Outlet Shoppes at Laredo, which are included in liabilities subject to compromise in the accompanying condensed consolidated balance sheets due to the Chapter 11 Cases, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $13.7 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $14.5 million.

Based on our proportionate share of total consolidated, unconsolidated and other debt at June 30, 2021, and including the secured credit facility, senior unsecured notes and the loan secured by The Outlet Shoppes at Laredo, which are included in liabilities subject to compromise in the accompanying condensed consolidated balance sheets due to the Chapter 11 Cases, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $26.5 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $26.4 million.

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

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s and the Operating Partnership’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting at June 30, 2021 and December 31, 2020, management of the Company and the Operating Partnership determined that there was a control deficiency that constituted a material weakness, as described below.

As a result of turnover, the Company and the Operating Partnership did not maintain a sufficient complement of personnel commensurate with their accounting and financial reporting requirements in accordance with U.S. GAAP and SEC regulations.

The control deficiency described above created a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis and therefore we concluded that the deficiency represents a material weakness in the Company’s and the Operating Partnership’s internal control over financial reporting and that the Company and the Operating Partnership did not maintain effective internal control over financial reporting as of June 30, 2021 and December 31, 2020 based on criteria established in Internal Control-Integrated Framework issued by COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s or the Operating Partnership’s internal control over financial reporting during our most recent fiscal quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Preferred Dividend and Special Common Unit Distribution Arrearages

Dividends on the Series D and the Series E preferred stock are cumulative and therefore continued to accrue, prior to the filing of the Chapter 11 Cases, at an annual rate of $18.4375 per share and $16.5625 per share, respectively. We expect our Chapter 11 reorganization to extinguish all claims related to the accrued and unpaid preferred stock dividends. As of June 30, 2021, the cumulative amount of unpaid dividends on the preferred stock totaled $48.6 million.

Distributions on the Series K and S special common units are cumulative and therefore continued to accrue, prior to the filing of the Chapter 11 Cases, at an annual rate of $2.96875 per unit and $2.92875 per unit, respectively. Distributions on the Series L special common units were cumulative through May 31, 2020, and accrued at an annual rate of $3.0288 per unit. Pursuant to the terms of the Series L special common units, on June 1, 2020 the Series L special common units began receiving distributions at the same rate and on the same terms as the common units of limited partnership interest in the Operating Partnership. As of June 30, 2021, the cumulative amount of unpaid distributions on the special common units totaled $9.4 million.

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

None.

ITEM 6: Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
2.1

Third Amended Chapter 11 Plan (with technical modifications), as approved by the Bankruptcy Court on August 12, 2021 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed on August 10, 2021).

10.2.21

CBL & Associates Properties, Inc. Named Executive Officer Annual Incentive Compensation Plan (AIP) (Fiscal Year 2021) (incorporated by reference from the Company’s Current Report on Form 8-K, filed on May 18, 2021).*

10.2.22

Form of Amended and Restated Employment Agreement, entered into May 21, 2021 with certain Company executives (incorporated by reference from the Company’s Current Report on Form 8-K, filed on May 26, 2021).*

10.2.23

Form of Second Amended and Restated Retention Bonus Agreement for the Chairman of the Board, entered into May 21, 2021 (incorporated by reference from the Company’s Current Report on Form 8-K, filed on May 26, 2021).*

10.2.24

Form of Second Amended and Restated Retention Bonus Agreement for the Company's NEOs Other Than the Chairman of the Board, entered into May 21, 2021 (incorporated by reference from the Company’s Current Report on Form 8-K, filed on May 26, 2021).*

31.1

Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Properties, Inc.

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

Date: August 16, 2021