Form 10-Q
period 2021-09-30
CBL & ASSOCIATES PROPERTIES INC; CBL & ASSOCIATES LIMITED PARTNERSHIP
filed 2021-11-15
CIK 910612, 915140

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	CBL*	New York Stock Exchange*

*On November 2, 2020, the NYSE announced that it had suspended trading in the Company’s stock and it had determined to commence proceedings to delist the Company’s common stock, as well as the depositary shares each representing a 1/10th fractional share of the Company’s 7.375% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) and the depositary shares each representing a 1/10th fractional share of the Company’s 6.625% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”), due to such securities no longer being suitable for listing based on “abnormally low” trading price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual. Since November 3, 2020, the Company’s common stock and such depositary shares have been trading on the OTC Markets, operated by the OTC Markets Group, Inc., under the trading symbol CBLAQ for the common stock, CBLDQ for depositary shares representing Series D Preferred Stock and CBLEQ for depositary shares representing Series E Preferred Stock. Effective November 2, 2021, the NYSE had withdrawn actions to delist the Company’s common stock and trading in the Company’s new common stock commenced under the symbol CBL. Trading of the Company’s old common stock and depositary shares representing its Series D Preferred Stock and Series E Preferred Stock on the OTC Markets was terminated as of the closing of trading on November 1, 2021.

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

As of November 10, 2021, there were 19,988,600 shares of CBL & Associates Properties, Inc.'s common stock, par value $0.001 per share, outstanding.

EXPLANATORY NOTE

(Dollars in thousands, except share data)

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2021 of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the "Company" mean CBL & Associates Properties, Inc. and its subsidiaries. References to the "Operating Partnership" mean CBL & Associates Limited Partnership and its subsidiaries. The terms "we," "us" and "our" refer to the Company or the Company and the Operating Partnership collectively, as the context requires.

As previously disclosed in the Current Report on Form 8-K filed on November 2, 2020 by CBL & Associates Properties, Inc. together with its majority owned subsidiary, CBL & Associates Limited Partnership, together with certain of its direct and indirect subsidiaries (collectively, the “Debtors”), commenced the filing of voluntary petitions (the “Chapter 11 Cases”) under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) beginning on November 1, 2020. The Debtors filed a series of motions with the Bankruptcy Court that, as granted, enabled the Debtors to maintain their operations in the ordinary course of business. In connection with the Chapter 11 Cases, on August 11, 2021, the Bankruptcy Court entered an order, Docket No.1397 (Confirmation Order), confirming the Debtors’ Third Amended Joint Chapter 11 Plan of CBL & Associates Properties, Inc. and its Affiliated Debtors (With Technical Modifications) (as modified at Docket No. 1521, the “Plan”). On November 1, 2021 (the “Effective Date”), the conditions to effectiveness of the Plan were satisfied and the Debtors emerged from the Chapter 11 Cases. See Note 2 for more information.

The Company is a real estate investment trust ("REIT") whose stock was traded on the New York Stock Exchange (“NYSE”) prior to the NYSE’s announcement, on November 2, 2020, that it had suspended trading in the Company’s stock due to “abnormally low” trading price levels and had determined to commence proceedings to delist the Company’s stock. As discussed further under Delisting of Common Stock and Depositary Shares in Note 2 herein, on November 2, 2021, the newly issued common stock of the Company commenced trading on the NYSE under the symbol CBL. Prior to that, the Company’s stock traded on the OTC Markets, operated by the OTC Markets Group, Inc. The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. As of September 30, 2021, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 97.1% limited partner interest for a combined interest held by the Company of 98.1%. As of the Effective Date, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 98.9% limited partner interest for a combined interest held by the Company of 99.9%.

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

CBL & Associates Properties, Inc.

CBL & Associates Limited Partnership

(Debtors-In-Possession)

PART I – FINANCIAL INFORMATION

ITEM 1: Financial Statements

CBL & Associates Properties, Inc.

(Debtors-In-Possession)

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

ASSETS (1)	September 30, 2021	December 31, 2020
Real estate assets:
Land	$643,331	$695,711
Buildings and improvements	4,867,017	5,135,074
	5,510,348	5,830,785
Accumulated depreciation	(2,251,613)	(2,241,421)
	3,258,735	3,589,364
Developments in progress	15,065	28,327
Held for sale	6,239	—
Net investment in real estate assets	3,280,039	3,617,691
Cash and cash equivalents	267,982	61,781
Available-for-sale securities - at fair value (amortized cost of $99,991 and $233,053 as of September 30, 2021 and December 31, 2020, respectively)	99,998	233,071
Receivables:
Tenant	72,574	103,655
Other	4,050	5,958
Mortgage and other notes receivable	1,696	2,337
Investments in unconsolidated affiliates	249,313	279,355
Intangible lease assets and other assets	252,495	139,892
	$4,228,147	$4,443,740
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness, net	$1,019,084	$1,184,831
Accounts payable and accrued liabilities	203,069	173,387
Total liabilities not subject to compromise (1)	1,222,153	1,358,218

Liabilities subject to compromise	2,551,686	2,551,490

Commitments and contingencies (Note 9 and Note 12)
Redeemable noncontrolling interests	(871)	(265)
Shareholders' equity:
Preferred Stock, $.01 par value, 15,000,000 shares authorized:
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding	18	18
6.625% Series E Cumulative Redeemable Preferred Stock, 690,000 shares outstanding	7	7
Common stock, $.01 par value, 350,000,000 shares authorized, 197,630,693 and 196,569,917 issued and outstanding in 2021 and 2020, respectively	1,976	1,966
Additional paid-in capital	1,986,911	1,986,269
Accumulated other comprehensive income	7	18
Dividends in excess of cumulative earnings	(1,533,800)	(1,456,435)
Total shareholders' equity	455,119	531,843
Noncontrolling interests	60	2,454
Total equity	455,179	534,297
	$4,228,147	$4,443,740

(1)

As of September 30, 2021, includes $261,724 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and $174,312 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. See Note 8.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

(Debtors-In-Possession)

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES:
Rental revenues	$145,539	$124,081	$405,030	$405,476
Management, development and leasing fees	1,780	2,104	4,888	5,251
Other	3,056	3,712	10,202	10,955
Total revenues	150,375	129,897	420,120	421,682
EXPENSES:
Property operating	(23,818)	(20,396)	(65,243)	(63,011)
Depreciation and amortization	(46,479)	(53,477)	(142,090)	(162,042)
Real estate taxes	(13,957)	(17,215)	(45,618)	(53,500)
Maintenance and repairs	(9,482)	(8,425)	(29,047)	(25,675)
General and administrative	(13,502)	(25,497)	(37,383)	(62,060)
Loss on impairment	(63,160)	(46)	(120,342)	(146,964)
Litigation settlement	89	2,480	890	2,480
Other	(104)	—	(391)	(400)
Total expenses	(170,413)	(122,576)	(439,224)	(511,172)
OTHER INCOME (EXPENSES):
Interest and other income	510	1,975	2,038	5,263
Interest expense (unrecognized contractual interest expense was $45,344 and $135,162 for the three and nine months ended September 30, 2021, respectively)	(19,039)	(61,137)	(65,468)	(160,760)
Gain on extinguishment of debt	—	15,407	—	15,407
Gain on deconsolidation	—	—	55,131	—
Gain (loss) on sales of real estate assets	8,684	(55)	8,492	2,708
Reorganization items	(12,008)	—	(52,014)	—
Income tax benefit (provision)	1,234	(546)	(222)	(17,189)
Equity in losses of unconsolidated affiliates	(2,224)	(7,389)	(9,575)	(12,450)
Total other expenses	(22,843)	(51,745)	(61,618)	(167,021)
Net loss	(42,881)	(44,424)	(80,722)	(256,511)
Net loss attributable to noncontrolling interests in:
Operating Partnership	1,085	609	2,013	19,100
Other consolidated subsidiaries	76	937	1,344	1,631
Net loss attributable to the Company	(41,720)	(42,878)	(77,365)	(235,780)
Preferred dividends undeclared	—	(11,223)	—	(33,669)
Net loss attributable to common shareholders	$(41,720)	$(54,101)	$(77,365)	$(269,449)
Basic and diluted per share data attributable to common shareholders:
Net loss attributable to common shareholders	$(0.21)	$(0.28)	$(0.39)	$(1.43)
Weighted-average common and potential dilutive common shares outstanding	196,454	193,481	196,474	188,211

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

(Debtors-In-Possession)

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(42,881)	$(44,424)	$(80,722)	$(256,511)

Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	13	75	(11)	33

Comprehensive loss	(42,868)	(44,349)	(80,733)	(256,478)
Comprehensive loss attributable to noncontrolling interests in:
Operating Partnership	1,085	609	2,013	19,100
Other consolidated subsidiaries	76	937	1,344	1,631
Comprehensive loss attributable to the Company:	$(41,707)	$(42,803)	$(77,376)	$(235,747)

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

(Debtors-In-Possession)

Condensed Consolidated Statements of Equity

(In thousands, except share data)

(Unaudited)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	$2,160	$25	$1,741	$1,965,897	$—	$(1,161,351)	$806,312	$55,553	$861,865
Net loss	(1,158)	—	—	—	—	(122,673)	(122,673)	(15,463)	(138,136)
Other comprehensive income	—	—	—	—	22	—	22	—	22
Conversion of 16,333,947 Operating Partnership common units into shares of common stock	—	—	163	20,888	—	—	21,051	(21,051)	—
Issuance of 1,633,345 shares of common stock and restricted common stock	—	—	17	520	—	—	537	—	537
Cancellation of 116,781 shares of restricted common stock	—	—	(1)	(96)	—	—	(97)	—	(97)
Amortization of deferred compensation	—	—	—	633	—	—	633	—	633
Performance stock units	—	—	—	390	—	—	390	—	390
Adjustment for noncontrolling interests	60	—	—	(10,341)	—	—	(10,341)	10,281	(60)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(731)	(731)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	668	668
Balance, March 31, 2020	1,062	25	1,920	1,977,891	22	(1,284,024)	695,834	29,257	725,091
Net loss	(654)	—	—	—	—	(70,229)	(70,229)	(1,910)	(72,139)
Other comprehensive loss	—	—	—	—	(64)	—	(64)	—	(64)
Issuance of 5,891 shares of common stock and restricted common stock	—	—	—	2	—	—	2	—	2
Cancellation of 20,059 shares of restricted common stock	—	—	—	(14)	—	—	(14)	—	(14)
Performance stock units	—	—	—	379	—	—	379	—	379
Amortization of deferred compensation	—	—	—	384	—	—	384	—	384
Adjustment for noncontrolling interests	117	—	—	3,812		—	3,812	(3,929)	(117)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(94)	(94)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	25	25
Balance, June 30, 2020	525	25	1,920	1,982,454	(42)	(1,354,253)	630,104	23,349	653,453
Net loss	(422)	—	—	—	—	(42,878)	(42,878)	(1,124)	(44,002)
Other comprehensive income	—	—	—	—	75	—	75	—	75
Conversion of 3,814,729 Operating Partnership common units into shares of common stock	—	—	38	(25)	—	—	13	(13)	—
Cancellation of 1,162 shares of restricted common stock	—	—	—	(1)	—	—	(1)	—	(1)
Performance stock units	—	—	—	2,420	—	—	2,420	—	2,420
Amortization of deferred compensation	—	—	—	375	—	—	375	—	375
Adjustment for noncontrolling interests	90	—	—	(616)	—	—	(616)	525	(91)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(11)	(11)
Balance, September 30, 2020	$193	$25	$1,958	$1,984,607	$33	$(1,397,131)	$589,492	$22,726	$612,218

CBL & Associates Properties, Inc.

(Debtors-In-Possession)

Condensed Consolidated Statements of Equity

(In thousands, except share data)

(Unaudited)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2020	$(265)	$25	$1,966	$1,986,269	$18	$(1,456,435)	$531,843	$2,454	$534,297
Net loss	(213)	—	—	—	—	(26,763)	(26,763)	(1,304)	(28,067)
Other comprehensive income	—	—	—	—	3	—	3	—	3
Cancellation of 111,139 shares of restricted common stock	—	—	(1)	—	—	—	(1)	—	(1)
Amortization of deferred compensation	—	—	—	304	—	—	304	—	304
Performance stock units	—	—	—	93	—	—	93	—	93
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(11)	(11)
Balance, March 31, 2021	(478)	25	1,965	1,986,666	21	(1,483,198)	505,479	1,139	506,618
Net loss	(70)	—	—	—	—	(8,882)	(8,882)	(609)	(9,491)
Other comprehensive loss	—	—	—	—	(27)	—	(27)	—	(27)
Cancellation of 14,326 shares of restricted common stock	—	—	(1)	(17)	—	—	(18)	—	(18)
Amortization of deferred compensation	—	—	—	256	—	—	256	—	256
Performance stock units	—	—	—	94	—	—	94	—	94
Adjustment for noncontrolling interests	5	—	—	(17)	—	—	(17)	12	(5)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(343)	(343)
Balance, June 30, 2021	(543)	25	1,964	1,986,982	(6)	(1,492,080)	496,885	199	497,084
Net loss	(330)	—	—	—	—	(41,720)	(41,720)	(831)	(42,551)
Other comprehensive income	—	—	—	—	13	—	13	—	13
Conversion of Operating Partnership common units into shares of common stock	—	—	12	194	—	—	206	(206)	—
Cancellation of 7,737 shares of restricted common stock	—	—	—	(8)	—	—	(8)	—	(8)
Amortization of deferred compensation	—	—	—	252	—	—	252	—	252
Performance stock units	—	—	—	93	—	—	93	—	93
Adjustment for noncontrolling interests	2	—	—	(602)	—	—	(602)	600	(2)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	298	298
Balance, September 30, 2021	$(871)	$25	$1,976	$1,986,911	$7	$(1,533,800)	$455,119	$60	$455,179

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.

(Debtors-In-Possession)

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(80,722)	$(256,511)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	142,090	162,042
Net amortization of deferred financing costs, premiums on available-for-sale securities and debt premiums and discounts	1,771	7,228
Net amortization of intangible lease assets and liabilities	573	(719)
Gain on sales of real estate assets	(8,492)	(2,708)
Gain on insurance proceeds	—	(1,644)
Gain on deconsolidation	(55,131)	—
Write-off of development projects	391	400
Share-based compensation expense	1,077	5,090
Loss on impairment	120,342	146,964
Gain on extinguishment of debt	—	(15,407)
Equity in losses of unconsolidated affiliates	9,575	12,450
Distributions of earnings from unconsolidated affiliates	14,482	6,130
Change in estimate of uncollectable revenues	8,362	55,369
Change in deferred tax accounts	—	15,596
Changes in:
Tenant and other receivables	21,127	(83,805)
Other assets	(1,577)	(8,259)
Accounts payable and accrued liabilities	28,302	16,976
Net cash provided by operating activities	202,170	59,192
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(22,108)	(47,838)
Proceeds from sales of real estate assets	21,014	3,593
Purchases of available-for-sale securities	(553,810)	(153,193)
Redemptions of available-for-sale securities	685,809	—
Proceeds from insurance	904	988
Payments received on mortgage and other notes receivable	641	898
Additional investments in and advances to unconsolidated affiliates	272	(11,170)
Distributions in excess of equity in earnings of unconsolidated affiliates	10,662	6,250
Changes in other assets	(4,204)	(1,032)
Net cash provided by (used in) investing activities	139,180	(201,504)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	—	365,246
Principal payments on mortgage and other indebtedness	(31,609)	(139,829)
Additions to deferred financing costs	(493)	(705)
Proceeds from issuances of common stock	—	5
Contributions from noncontrolling interests	298	693
Payment of tax withholdings for restricted stock awards	(11)	(87)
Distributions to noncontrolling interests	(353)	(837)
Net cash provided by (used in) financing activities	(32,168)	224,486
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	309,182	82,174
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	121,722	59,058
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$430,904	$141,232
Reconciliation from condensed consolidated statements of cash flows to condensed consolidated balance sheets:
Cash and cash equivalents	$267,982	$106,807
Restricted cash (1):
Restricted cash	127,565	10,198
Mortgage escrows	35,279	24,227
Cash included in assets held for sale	78	—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$430,904	$141,232

SUPPLEMENTAL INFORMATION
Cash paid for interest, net of amounts capitalized	$39,514	$108,617
Cash paid for reorganization items	$51,488	$—
(1)	Included in intangible lease assets and other assets in the condensed consolidated balance sheets.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership

(Debtors-In-Possession)

Condensed Consolidated Balance Sheets

(In thousands, except unit data)

(Unaudited)

ASSETS (1)	September 30, 2021	December 31, 2020
Real estate assets:
Land	$643,331	$695,711
Buildings and improvements	4,867,017	5,135,074
	5,510,348	5,830,785
Accumulated depreciation	(2,251,613)	(2,241,421)
	3,258,735	3,589,364
Developments in progress	15,065	28,327
Held for sale	6,239	—
Net investment in real estate assets	3,280,039	3,617,691
Cash and cash equivalents	267,974	61,772
Available-for-sale securities - at fair value (amortized cost of $99,991 and $233,053 as of September 30, 2021 and December 31, 2020, respectively)	99,998	233,071
Receivables:
Tenant	72,574	103,655
Other	4,001	5,910
Mortgage and other notes receivable	1,696	2,337
Investments in unconsolidated affiliates	249,838	279,884
Intangible lease assets and other assets	252,376	139,772
	$4,228,496	$4,444,092
LIABILITIES, REDEEMABLE INTERESTS AND CAPITAL
Mortgage and other indebtedness, net	$1,019,084	$1,184,831
Accounts payable and accrued liabilities	203,138	173,458
Total liabilities not subject to compromise (1)	1,222,222	1,358,289

Liabilities subject to compromise	2,551,686	2,551,490

Commitments and contingencies (Note 9 and Note 12)
Redeemable common units	(871)	(265)
Partners' capital:
Preferred units	565,212	565,212
Common units:
General partner	(1,121)	(339)
Limited partners	(110,297)	(33,371)
Accumulated other comprehensive income	7	18
Total partners' capital	453,801	531,520
Noncontrolling interests	1,658	3,058
Total capital	455,459	534,578
	$4,228,496	$4,444,092

(1)

As of September 30, 2021, includes $261,724 of assets related to consolidated variable interest entities that can only be used to settle obligations of the consolidated variable interest entities and $174,312 of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Operating Partnership. See Note 8.

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership

(Debtors-In-Possession)

Condensed Consolidated Statements of Operations

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES:
Rental revenues	$145,539	$124,081	$405,030	$405,476
Management, development and leasing fees	1,780	2,104	4,888	5,251
Other	3,056	3,712	10,202	10,955
Total revenues	150,375	129,897	420,120	421,682
EXPENSES:
Property operating	(23,818)	(20,396)	(65,243)	(63,011)
Depreciation and amortization	(46,479)	(53,477)	(142,090)	(162,042)
Real estate taxes	(13,957)	(17,215)	(45,618)	(53,500)
Maintenance and repairs	(9,482)	(8,425)	(29,047)	(25,675)
General and administrative	(13,502)	(25,497)	(37,383)	(62,060)
Loss on impairment	(63,160)	(46)	(120,342)	(146,964)
Litigation settlement	89	2,480	890	2,480
Other	(104)	—	(391)	(400)
Total expenses	(170,413)	(122,576)	(439,224)	(511,172)
OTHER INCOME (EXPENSES):
Interest and other income	510	1,975	2,038	5,263
Interest expense (unrecognized contractual interest expense was $45,344 and $135,162 for the three and nine months ended September 30, 2021, respectively)	(19,039)	(61,137)	(65,468)	(160,760)
Gain on extinguishment of debt	—	15,407	—	15,407
Gain on deconsolidation	—	—	55,131	—
Gain (loss) on sales of real estate assets	8,684	(55)	8,492	2,708
Reorganization items	(12,008)	—	(52,014)	—
Income tax benefit (provision)	1,234	(546)	(222)	(17,189)
Equity in losses of unconsolidated affiliates	(2,224)	(7,389)	(9,575)	(12,450)
Total other expenses	(22,843)	(51,745)	(61,618)	(167,021)
Net loss	(42,881)	(44,424)	(80,722)	(256,511)
Net loss attributable to noncontrolling interests	76	937	1,344	1,631
Net loss attributable to the Operating Partnership	(42,805)	(43,487)	(79,378)	(254,880)
Distributions to preferred unitholders undeclared	—	(11,223)	—	(33,669)
Net loss attributable to common unitholders	$(42,805)	$(54,710)	$(79,378)	$(288,549)
Basic and diluted per unit data attributable to common unitholders:
Net loss attributable to common unitholders	$(0.21)	$(0.27)	$(0.39)	$(1.43)
Weighted-average common and potential dilutive common units outstanding	201,559	201,690	201,587	201,551

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership

(Debtors-In-Possession)

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(42,881)	$(44,424)	$(80,722)	$(256,511)

Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	13	75	(11)	33

Comprehensive loss	(42,868)	(44,349)	(80,733)	(256,478)
Comprehensive loss attributable to noncontrolling interests	76	937	1,344	1,631
Comprehensive loss attributable to the Operating Partnership:	$(42,792)	$(43,412)	$(79,389)	$(254,847)

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

CBL & Associates Limited Partnership

(Debtors-In-Possession)

Condensed Consolidated Statements of Capital

(In thousands)

(Unaudited)

		Number of			Common Units
	Redeemable Common Units	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partner's Capital	Noncontrolling Interests	Total Capital
Balance, December 31, 2020	$(265)	25,050	201,688	$565,212	$(339)	$(33,371)	$18	$531,520	$3,058	$534,578
Net loss	(213)	—	—	—	(277)	(26,971)	—	(27,248)	(819)	(28,067)
Other comprehensive income	—	—	—	—	—	—	3	3	—	3
Cancellation of restricted common units	—	—	(111)	—	—	(1)	—	(1)	—	(1)
Amortization of deferred compensation	—	—	—	—	3	300	—	303	—	303
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(11)	(11)
Performance stock units	—	—	—	—	4	87	—	91	—	91
Balance, March 31, 2021	(478)	25,050	201,577	565,212	(609)	(59,956)	21	504,668	2,228	506,896
Net loss	(70)	—	—	—	(92)	(8,950)	—	(9,042)	(449)	(9,491)
Other comprehensive loss	—	—	—	—	—	—	(27)	(27)	—	(27)
Cancellation of restricted common units	—	—	(14)	—	—	(17)	—	(17)	—	(17)
Allocation of partners' capital	5	—	—	—	—	(7)	—	(7)	—	(7)
Amortization of deferred compensation	—	—	—	—	3	254	—	257	—	257
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(343)	(343)
Performance stock units	—	—	—	—	1	94	—	95	—	95
Balance, June 30, 2021	(543)	25,050	201,563	565,212	(697)	(68,582)	(6)	495,927	1,436	497,363
Net loss	(330)	—	—	—	(434)	(42,041)	—	(42,475)	(76)	(42,551)
Other comprehensive income	—	—	—	—	—	—	13	13	—	13
Cancellation of restricted common units	—	—	(8)	—	—	(8)	—	(8)	—	(8)
Allocation of partners' capital	2	—	—	—	—	(12)	—	(12)	—	(12)
Amortization of deferred compensation	—	—	—	—	2	250	—	252	—	252
Performance stock units	—	—	—	—	8	96	—	104	—	104
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	298	298
Balance, September 30, 2021	$(871)	25,050	201,555	$565,212	$(1,121)	$(110,297)	$7	$453,801	$1,658	$455,459

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership

(Debtors-In-Possession)

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(80,722)	$(256,511)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	142,090	162,042
Net amortization of deferred financing costs, premiums on available-for-sale securities and debt premiums and discounts	1,771	7,228
Net amortization of intangible lease assets and liabilities	573	(719)
Gain on sales of real estate assets	(8,492)	(2,708)
Gain on insurance proceeds	—	(1,644)
Gain on deconsolidation	(55,131)	—
Write-off of development projects	391	400
Share-based compensation expense	1,077	5,090
Loss on impairment	120,342	146,964
Gain on extinguishment of debt	—	(15,407)
Equity in losses of unconsolidated affiliates	9,575	12,450
Distributions of earnings from unconsolidated affiliates	14,482	6,130
Change in estimate of uncollectable revenues	8,362	55,369
Change in deferred tax accounts	—	15,596
Changes in:
Tenant and other receivables	21,127	(83,805)
Other assets	(1,577)	(8,259)
Accounts payable and accrued liabilities	28,303	16,972
Net cash provided by operating activities	202,171	59,188
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(22,108)	(47,838)
Proceeds from sales of real estate assets	21,014	3,593
Purchases of available-for-sale securities	(553,810)	(153,193)
Redemptions of available-for-sale securities	685,809	—
Proceeds from insurance	904	988
Payments received on mortgage and other notes receivable	641	898
Additional investments in and advances to unconsolidated affiliates	272	(11,170)
Distributions in excess of equity in earnings of unconsolidated affiliates	10,662	6,250
Changes in other assets	(4,204)	(1,032)
Net cash provided by (used in) investing activities	139,180	(201,504)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	—	365,246
Principal payments on mortgage and other indebtedness	(31,609)	(139,829)
Additions to deferred financing costs	(493)	(705)
Proceeds from issuances of common units	—	5
Contributions from noncontrolling interests	298	693
Payment of tax withholdings for restricted stock awards	(11)	(87)
Distributions to noncontrolling interests	(353)	(837)
Net cash provided by (used in) financing activities	(32,168)	224,486
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	309,183	82,170
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	121,713	59,054
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$430,896	$141,224
Reconciliation from condensed consolidated statements of cash flows to condensed consolidated balance sheets:
Cash and cash equivalents	$267,974	$106,799
Restricted cash (1):
Restricted cash	127,565	10,198
Mortgage escrows	35,279	24,227
Cash included in assets held for sale	78	—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$430,896	$141,224

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$39,514	$108,617
Cash paid for reorganization items	$51,488	$—
(1)	Included in intangible lease assets and other assets in the condensed consolidated balance sheets.

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

As of September 30, 2021, the Operating Partnership owned interests in the following properties:

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

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. As of September 30, 2021, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 97.1% limited partner interest for a combined interest held by CBL of 98.1%. As of the Effective Date, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 98.9% limited partner interest for a combined interest held by the Company of 99.9%.

Historically, the noncontrolling interest in the Operating Partnership has been held by CBL & Associates, Inc., its shareholders and affiliates and certain senior officers of the Company (collectively "CBL's Predecessor"), all of which contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993, and by various third parties. At September 30, 2021, CBL’s Predecessor no longer owned any limited partner interest and third parties owned a 1.9% limited partner interest in the Operating Partnership. CBL's Predecessor owned 20.0 million shares of CBL’s common stock at September 30, 2021, for a total effective interest of 10.0% in the Operating Partnership.

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

Bankruptcy Accounting

The condensed consolidated financial statements included herein have been prepared as if the Company were a going concern and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 852 – Reorganizations (“ASC 852”). See Note 2 for additional details regarding the bankruptcy. As a result, the Company has segregated prepetition unsecured or under secured liabilities and obligations whose treatment and satisfaction were dependent on the outcome of the Chapter 11 proceedings and have classified these items as “Liabilities subject to compromise” on the Company’s condensed consolidated balance sheets. In addition, the Company has classified all expenses that were incurred as a result of the Chapter 11 proceedings since filing as “Reorganization items” in the Company’s condensed consolidated statements of operations. In addition to expenses, reorganization items can include realized gains or losses.

COVID-19

The COVID-19 pandemic has had, and likely will continue to have, repercussions across local, national and global economies and financial markets. COVID-19 has impacted all states where the Company’s tenants operate their businesses or where the Company’s properties are located and measures taken to prevent or remediate COVID-19, including “shelter-in place” or “stay-at-home” orders or other quarantine mandates issued by local, state or federal authorities, have had an adverse effect on its business and the businesses of its tenants. The full extent of the adverse impact on, among other things, the Company’s results of operations, liquidity (including its ability to access capital markets), the possibility of future impairments of long-lived assets or its investments in unconsolidated joint ventures, its compliance with debt covenants, its ability to renew and re-lease its leased space, the outlook for the retail environment, potential bankruptcies or other store closings and its ability to develop, acquire, dispose or lease properties, is unknown and will depend on future developments, which are highly uncertain and cannot be predicted. While the majority of the most restrictive mandates have been lifted, state and local governments and other authorities are in varying stages of lifting or modifying some of the measures used to mitigate or control the spread of the virus. Even though vaccines are widely available, the COVID-19 pandemic could worsen at any time, which could cause new or more restrictive measures to be implemented to prevent the spread of the virus. In fact, certain markets have implemented new restrictions as a result of break-through cases and the increased spread of variants of COVID-19, including the Delta variant. Tenants and customers have gradually adapted to current conditions with services such as curbside pickup and increased consumer risk-tolerance, but there is no guarantee that retail will return to levels seen prior to the pandemic. The Company has experienced, and expects to continue to experience, a material adverse impact on its revenues, results of operations, and cash flows throughout 2021. Further, there is a risk that both the Company and its tenants could experience future adverse impacts in complying with governmental COVID-19 vaccine mandates applicable to their respective workforces. The situation is unpredictable and additional impacts to the business may arise that the Company is not aware of currently.

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

Beginning on November 1, 2020 (the “Commencement Date”), CBL and the Operating Partnership, together with certain of its direct and indirect subsidiaries (collectively, the “Debtors”), filed voluntary petitions (the “Chapter 11 Cases”) under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Bankruptcy Court authorized the Debtors to continue to operate their businesses and manage their properties as debtors-in-possession pursuant to the Bankruptcy Code. The Chapter 11 Cases are being jointly administered for procedural purposes only under the caption In re CBL & Associates Properties, Inc., et al., Case No. 20-35226.

In connection with the Chapter 11 Cases, on August 11, 2021, the Bankruptcy Court entered an order, Docket No.1397 (Confirmation Order), confirming the Debtors’ Third Amended Joint Chapter 11 Plan of CBL & Associates Properties, Inc. and its Affiliated Debtors (With Technical Modifications) (as modified at Docket No. 1521, the “Plan”).

On November 1, 2021 (the “Effective Date”), the conditions to effectiveness of the Plan were satisfied and the Debtors emerged from the Chapter 11 Cases. The Company filed a notice of the Effective Date of the Plan with the Bankruptcy Court on November 1, 2021.

Although the Company is no longer a debtor-in-possession, the Company was a debtor-in-possession through the three and nine months ended September 30, 2021. As such, the Company’s bankruptcy proceedings and related matters are discussed below.

The filing of the Chapter 11 Cases constituted an event of default that resulted in the automatic acceleration of certain monetary obligations to be immediately due and payable with respect to the secured credit facility and the senior unsecured notes. On November 2, 2020, the Company filed an adversary proceeding in the Bankruptcy Court seeking among other things, a temporary restraining order (the “Order”) and for a preliminary injunction to enjoin, pending a determination of the parties’ rights, the administrative agent or any of its officers, agents, servants, attorneys and successors from taking any action to exercise any and all remedies under the terms of the secured credit facility or other agreements as a result of the events of default asserted by the administrative agent, or any other right or remedy that would otherwise accompany the occurrence of an event of default, including without limitation, any rights of acceleration under the terms of the secured credit facility, rights flowing from the notice of acceleration, rights exercised pursuant to the Notice of Exercise or any other rights or remedies properly exercisable solely upon an actual or determined event of default. On November 2, 2020, the Bankruptcy Court granted the Order, and the Bankruptcy Court took up the other pending claims during the adversary proceeding, which was stayed pending the confirmation of the Plan.

The filing of the Chapter 11 Cases constituted an event of default with respect to certain property-level debt of the Operating Partnership’s subsidiaries, which may result in acceleration of the outstanding principal and other sums due. See Note 8 and Note 9 for further discussion.

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

On the Effective Date, in exchange for their approximately $1,375,000 in principal amount of senior unsecured notes and $133,000 in principal amount of the secured credit facility, Consenting Noteholders, other noteholders, and certain holders of unsecured claims against the Company received, in the aggregate, $95,000 in cash, $455,000 of new senior secured notes, $100,000 of new convertible secured notes, based upon the election by certain Consenting Noteholders, and 89% in common equity of the newly reorganized company (subject to dilution, as set forth in the Plan). Certain Consenting Noteholders also provided $50,000 of new money in exchange for additional new convertible secured notes. Pursuant to the Plan the remaining lenders of the senior secured credit facility, holding $983,700 in principal amount, received $100,000 in cash and a new $883,700 secured term loan. Existing common and preferred shareholders each received 5.5% of common equity in the newly reorganized company. On the Effective Date, the Company had an aggregate 20,000,000 shares of new common stock issued and outstanding.

On the Effective Date, the Company reserved an additional (i) approximately 9,000,000 shares of new common stock for issuance upon the potential exercise of the new convertible notes and (ii) 3,222,222 shares of new common stock for issuance under an equity incentive plan.

On the Effective Date, all prior equity interests of the Company issued and outstanding immediately prior to the Effective Date, including (1) the REIT’s common stock, par value $0.01 per share and the REIT’s preferred stock and related depositary shares and (2) the Operating Partnership’s limited partnership common interests and the limited partnership preferred interests related to the REIT’s preferred stock, and any rights of any holder in respect thereof, were deemed cancelled, discharged and of no force or effect.

Exit Credit Agreement

On the Effective Date, CBL & Associates HoldCo I, LLC (“HoldCo I”), a wholly owned subsidiary of the Operating Partnership, entered into an amended and restated credit agreement (the “Exit Credit Agreement”), providing for an $883,700 senior secured term loan that matures November 1, 2025. Upon satisfaction of certain conditions, the maturity date will automatically extend to November 1, 2026 and upon further satisfaction of certain conditions the maturity date will automatically extend to November 1, 2027. Borrowings under the senior secured term loan may be LIBOR loans or base rate loans (each as defined in the Exit Credit Agreement). Borrowings that are LIBOR loans bear interest at a rate per annum equal to LIBOR (as defined in the Exit Credit Agreement) for the applicable interest period plus 275 basis points, subject to a LIBOR floor of 1.0%. Borrowings that are base rate Loans bear interest at a rate per annum equal to the base rate (as defined in the Exit Credit Agreement) plus 175 basis points.

The Exit Credit Agreement requires HoldCo I to comply with certain financial ratios in the aggregate for the collateral properties, including a covenant that it not permit the (i) interest coverage ratio (as defined in the Exit Credit Agreement) commencing with the fiscal quarter ending December 31, 2021, to be less than 1.50 to 1.00, (ii) minimum debt yield ratio (as defined in the Exit Credit Agreement) commencing with the fiscal quarter ending March 31, 2023 as of the last day of any fiscal quarter ending prior to the maturity date, to be less than eleven and a half percent (11.50%) and (iii) the occupancy rate (as defined in the Exit Credit Agreement) commencing with the fiscal quarter ending March 31, 2023, as of the last day of any fiscal quarter ending prior to the maturity date, to be less than seventy five percent (75%).

The Exit Credit Agreement is secured by first-priority liens on substantially all the personal and real property assets of HoldCo I and its direct and indirect subsidiaries, including without limitation, HoldCo I’s and the subsidiary guarantors’ ownership interests in the capital stock, membership interests or partnership interests in the subsidiary guarantors.

Secured Notes Indenture

On the Effective Date, CBL & Associates HoldCo II, LLC (“HoldCo II”), a wholly owned subsidiary of the Operating Partnership, entered into a secured notes indenture relating to the issuance of 10% senior secured notes due 2029 (the “Secured Notes”) in an aggregate principal amount of $455,000. The Secured Notes mature November 15, 2029 and bear interest at a rate of 10% per annum, payable semi-annually on November 15 and May 15, beginning May 15, 2022.

The Secured Notes are secured by first priority perfected liens on certain personal and real property assets owned as of the Effective Date by HoldCo II and certain secured notes subsidiary guarantors and certain assets of HoldCo II and each secured notes subsidiary guarantor acquired after the Effective Date.

Upon the occurrence of certain permitted asset sales or dispositions and certain collateral release trigger events, HoldCo II is required to make an offer to the holders of the Secured Notes to repurchase the Secured Notes (in the case of such asset sales) or redeem the Secured Notes (in the case of such trigger events) in an aggregate principal amount equal to a certain specified portion of the proceeds of such sale, financing transaction or other disposition. Additionally, HoldCo II may redeem the Secured Notes at its option, subject to satisfaction of customary conditions thereof, including payment of accrued and unpaid interest through the date of such optional redemption and any applicable premium. HoldCo II redeemed $60,000 aggregate principal amount of the Secured Notes pursuant to an optional redemption on November 8, 2021, which left an outstanding balance of $395,000.

The secured notes indenture contains customary affirmative covenants, including covenants regarding the maintenance of insurance and reporting requirements, and negative covenants, including covenants limiting the ability of Holdco II and certain of its subsidiaries to, among other things, incur debt, grant liens, enter into transactions with affiliates and sell or dispose of assets.

Exchangeable Notes Indenture

On the Effective Date, HoldCo II entered into a secured exchangeable notes indenture relating to the issuance of 7.0% exchangeable senior secured notes due 2028 (the “Exchangeable Notes”) in an aggregate principal amount of $150,000. The Exchangeable Notes mature November 15, 2028 and bear interest at a rate of 7.0% per annum, payable semi-annually on November 15 and May 15, beginning May 15, 2022.

The Exchangeable Notes are secured by first priority perfected liens on certain personal and real property assets owned as of the Effective Date by Holdco II and certain of its subsidiaries and certain assets of HoldCo II and each of its subsidiaries acquired after the Effective Date.

Upon the occurrence of certain permitted asset sales or dispositions and certain collateral release trigger events, HoldCo II is required to make an offer to the holders of the Exchangeable Notes to repurchase the Exchangeable Notes in an aggregate principal amount equal to a certain specified portion of the proceeds of such sale, financing transaction or other disposition. Additionally, on or after August 15, 2028, HoldCo II may elect to redeem the Exchangeable Notes, subject to satisfaction of customary conditions thereof, including payment of accrued and unpaid interest through the date of such optional redemption.

Subject to certain conditions, the Exchangeable Notes may be exchanged upon a holder’s request for (at HoldCo II’s option) cash, common stock or a combination thereof at any time from the Effective Date until the close of business on the second scheduled trading day immediately preceding the maturity date. The applicable rate of exchange shall be calculated, and is subject to customary anti-dilution adjustments, in accordance with the terms of the Exchangeable Notes Indenture.

In addition, HoldCo II may elect at its option to exchange all or any portion of the “exchange amount” in respect of the Exchangeable Notes for (at HoldCo II’s option) cash, common stock or a combination thereof in the event that the daily volume-weighted average price per share of the common stock is at least 160% of the exchange price then in effect on at least 20 of the 30 trading days immediately preceding the date HoldCo II gives notice of its intent to exercise such election, including the trading day immediately preceding the date such notice is given. The “exchange amount” shall include the present value of future interest payments to maturity on the Exchangeable Notes up to a maximum of 36-months.

The exchangeable notes indenture also contains a customary “make-whole fundamental change” grid providing for the increase in the exchange rate for exchanges of Exchangeable Notes in connection with a “make-whole fundamental change,” and a customary right of holders to put their Exchange Notes to HoldCo II at par upon a “fundamental change,” in each case as defined and subject to the provisions of the exchangeable notes indenture.

The exchangeable notes indenture contains customary affirmative covenants, including covenants regarding the maintenance of insurance and reporting requirements, and negative covenants, including covenants limiting the ability of HoldCo II and certain of its subsidiaries to, among other things, incur debt, grant liens, enter into transactions with affiliates and sell or dispose of assets.

As of the first date on which no Secured Notes remain outstanding and the debt yield based on Consolidated Modified Cash NOI (as defined in the exchangeable notes indenture) on a trailing four quarter basis attributable to certain specified properties exceeds 15%, certain exchangeable notes subsidiary guarantors will be released from their note guarantee obligations, certain collateral (other than certain specified properties) will be released from applicable liens, and certain covenants relating to limitations on indebtedness and asset sales, among other things, will be substantially modified in accordance with the exchangeable notes indenture.

2021 Equity Incentive Plan

Following the Effective Date, the board of directors of the Company adopted the CBL & Associates Properties, Inc. 2021 Equity Incentive Plan (the “EIP”). The EIP authorizes the grant of equity awards to eligible participants based on the new common stock, in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards. Awards under the EIP may be granted to officers, employees, directors, consultants and independent contractors of the reorganized company. Initially, 3,222,222 shares of new common stock are available under the EIP. The initial new common stock under the EIP is subject to an annual increase of a number of shares equal to 3% of the number of shares of new common stock issued and outstanding at the end of the relevant calendar year (beginning January 2023), or such lesser amount as the board of directors may determine. The Plan will be administered by the compensation committee of the board of directors, which will determine the participants who will be granted awards under the EIP and the terms and conditions of EIP awards.

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

As a result of the Company’s financial condition and the near-term maturities of substantial indebtedness, substantial doubt existed as of September 30, 2021 that the Company would be able to continue as a going concern.

On August 11, 2021, the Bankruptcy Court entered an order confirming the Plan which became effective after the close of business on November 1, 2021. The Successor, defined below, will have approximately $1,315,000 of property-level debt and related obligations maturing or callable within the next 12 months of the Effective Date, which represents approximately 25-35% of projected annual operating cash flows of the Successor.

The Successor intends to refinance and/or extend the maturity date of such mortgage notes payable, however, in the instances where a refinancing and/or extension of maturity dates is unsuccessful the Successor would convey such property to the lender to satisfy its debt obligation.

The Company has prepared its financial statements in conformity with accounting principles generally accepted in the United States of America applicable to a going concern. The financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern.

Delisting of Common Stock and Depositary Shares

On November 2, 2020, the NYSE announced that (i) it had suspended trading in the Company’s stock and (ii) it had determined to commence proceedings to delist the Company’s common stock, as well as the depositary shares each representing a 1/10th fractional share of the Company’s 7.375% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) and the depositary shares each representing a 1/10th fractional share of the Company’s 6.625% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”), due to such securities no longer being suitable for listing based on “abnormally low” trading price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual. The Company appealed this decision in accordance with NYSE rules. In the meantime, effective November 3, 2020, the Company’s common stock and the depositary shares representing fractional interests in its Series D Preferred Stock and Series E Preferred Stock began trading on the OTC Markets, operated by the OTC Markets Group, Inc., under the symbols CBLAQ, CBLDQ and CBLEQ, respectively. On November 2, 2021, the newly issued common stock of the reorganized company commenced trading on the NYSE under the symbol CBL.

Fresh-Start Reporting

Upon emergence from bankruptcy on the Effective Date, the Company expects to qualify for fresh-start reporting. In order to qualify for fresh-start reporting (i) the holders of existing voting shares of the Company prior to its emergence must receive less than 50% of the voting shares of the Company outstanding following its emergence from bankruptcy and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the Plan must be less than the post-petition liabilities and allowed claims. Under the principles of fresh-start reporting, a new reporting entity (the “Successor”) will be considered to have been created, and, as a result, the Successor will allocate the reorganization value of the Successor to its individual assets based on their estimated fair values. The process of estimating the fair value of the Successor’s assets, liabilities and equity upon emergence is currently ongoing and, therefore, such amounts have not yet been finalized.

Reorganization Items

Any expenses, gains and losses that are realized or incurred as of or subsequent to November 1, 2020, the Commencement Date, and as a direct result of the Chapter 11 Cases, are recorded in the line item “Reorganization items” in the Company’s condensed consolidated statements of operations. For the three months ended September 30, 2021, the $12,008 of reorganization items consists of $11,051 in professional fees, $441 in compensation associated with reorganization efforts and $516 of U.S. Trustee fees. For the nine months ended September 30, 2021, the $52,014 of reorganization items consists of $48,760 in professional fees, $1,513 in compensation associated with reorganization efforts and $1,741 of U.S. Trustee fees.

Liabilities Subject to Compromise

As of September 30, 2021 and December 31, 2020, the Company reclassified $2,551,686 and $2,551,490, respectively, to the line item “Liabilities subject to compromise” in the Company’s condensed consolidated balance sheets. These liabilities are reported at the amounts expected to be allowed as claims by the Bankruptcy Court, although they may be settled for less. As of September 30, 2021, the liabilities subject to compromise consisted of $1,375,000 related to the senior unsecured notes, $675,926 related to the secured line of credit, $438,750 related to the secured term loan, $57,644 in unpaid accrued interest as of the Commencement Date and $4,366 of prepetition unsecured or under secured liabilities. As of December 31, 2020, the liabilities subject to compromise consisted of $1,375,000 related to the senior unsecured notes, $675,926 related to the secured line of credit, $438,750 related to the secured term loan, $57,644 in unpaid accrued interest as of the Commencement Date and $4,170 of prepetition unsecured or under secured liabilities.

The contractual interest expense on the senior unsecured notes and secured credit facility is in excess of recorded interest expense by $45,344 and $135,162 for the three and nine months ended September 30, 2021, respectively. This excess contractual interest expense is not included as interest expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 because the Company discontinued accruing interest on the senior unsecured notes and the secured credit facility subsequent to the Commencement Date in accordance with ASC 852, which limits the recognition of interest expense during a bankruptcy proceeding to only amounts that will be paid during the bankruptcy proceeding or that are probable of becoming allowed claims. The Company has not made any interest payments on its senior unsecured notes or its secured credit facility since the Chapter 11 Cases commenced on November 1, 2020.

Condensed combined financial statement information of the Debtors is as follows:

Condensed Combined Financial Statements – Debtors (Debtors-In-Possession)

Condensed Combined Balance Sheets

	September 30, 2021	December 31, 2020
ASSETS:
Investment in real estate assets	$3,917,871	$4,056,257
Accumulated depreciation	(1,576,277)	(1,544,800)
	2,341,594	2,511,457
Held for sale	6,239	—
Developments in progress	14,450	27,853
Net investment in real estate assets	2,362,283	2,539,310
Available-for-sale securities - at fair value (amortized cost of $99,991 and $233,053 as of September 30, 2021 and December 31, 2020, respectively)	99,998	233,071
Cash and cash equivalents	255,280	46,346
Restricted cash	118,800	29,834
Intercompany due from non-debtor entities	76,499	76,095
Intangible lease assets and other assets	129,250	140,241
Total assets	$3,042,110	$3,064,897
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY:
Other liabilities	$109,415	$102,910
Intercompany due to non-debtor entities	6,205	5,062
Total liabilities not subject to compromise	115,620	107,972
Liabilities subject to compromise	2,551,686	2,551,490
Shareholders' equity and noncontrolling interests of the Debtors	374,804	405,435
Total liabilities and equity	$3,042,110	$3,064,897

Condensed Combined Statements of Operations

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Total revenues	$99,795	$277,877
Depreciation and amortization	(33,046)	(101,175)
Loss on impairment	(25,169)	(82,351)
Expenses	(45,720)	(132,152)
Interest and other income	1,258	4,507
Interest expense (unrecognized contractual interest expense was $45,344 and $135,162 for the three and nine months ended September 30, 2021, respectively)	(25)	(1,062)
Reorganization items	(12,017)	(52,014)
Gain on sales of real estate assets	8,684	8,492
Income tax benefit (provision)	1,234	(222)
Net loss	$(5,006)	$(78,100)

Condensed Combined Statements of Cash Flows

CASH FLOWS FROM OPERATING ACTIVITIES:	Nine Months Ended September 30, 2021
Net loss	$(78,100)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on impairment	82,351
Other assets and liabilities, net	113,974
Net cash provided by operating activities	118,225
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(553,810)
Redemptions of available-for-sale securities	685,809
Changes in other assets	207
Net cash provided by investing activities	132,206
CASH FLOWS FROM FINANCING ACTIVITIES:
Net distributions from non-Debtor subsidiaries	47,480
Other financing activities	67
Net cash provided by financing activities	47,547
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	297,978
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	76,180
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$374,158
Reconciliation from condensed combined statement of cash flows to condensed combined balance sheet:
Cash and cash equivalents	$255,280
Restricted cash	118,800
Cash included in assets held for sale	78
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$374,158

SUPPLEMENTAL INFORMATION
Cash paid for reorganization items	$51,488

Note 3 – Summary of Significant Accounting Policies

Accounting Guidance Not Yet Adopted

Description	Expected Adoption Date & Application Method	Financial Statement Effect and Other Information
Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform

On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions as of September 30, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period to determine the impact on its condensed consolidated financial statements.

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

The duration of the COVID-19 pandemic and its impact on the Company’s tenants’ ability to pay rents has caused uncertainty in the Company’s ongoing ability to collect rents when due. Considering the potential impact of these uncertainties, management’s collection assessment also took into consideration the type of retailer, billing disputes, lease negotiation status and executed deferral or abatement agreements, as well as recent rent collection experience and tenant bankruptcies based on the best information available to management at the time of evaluation. For the three months ended September 30, 2021 there was a reversal of $6,593 related to uncollectable revenues, which includes $2,635 related to straight line rent receivables. For the three months ended September 30, 2020, revenues were reduced by $13,771 associated with uncollectable revenues, which includes the write-off of $2,581 for straight line rent receivables. For the nine months ended September 30, 2021 and 2020, revenues were reduced by $8,362 and $54,463, respectively, associated with uncollectable revenues, which includes the write-off of $1,666 and $5,137, respectively, for straight line rent receivables.

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

As of September 30, 2021, the Company’s evaluation of impairment of real estate assets considered its estimate of cash flow declines caused by the COVID-19 pandemic, but its other assumptions, including estimated hold period, were generally unchanged given the highly uncertain environment. The worsening of estimated future cash flows due to a change in the Company’s plans, policies, or views of market and economic conditions as it relates to one or more of its properties adversely impacted by the COVID-19 pandemic could result in the recognition of substantial impairment charges on its assets, which could adversely impact its financial results. For the three months ended September 30, 2021, the Company recorded impairment charges of $63,160 related to two malls, a redeveloped anchor parcel, an associated center and a parcel of land. For the nine months ended September 30, 2021, the Company recorded impairment charges of $120,342 related to five malls, a redeveloped anchor parcel, an associated center and a parcel of land. For the nine months ended September 30, 2020, the Company recorded impairment charges of $146,964 related to three malls. The Company did not record impairment during the three months ended September 30, 2020.

As of September 30, 2021, the Company’s estimates of fair value for each investment are based on a number of assumptions that are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates, and operating costs. Future declines in the fair value of the Company’s investments in unconsolidated affiliates, including those resulting from the adverse impact of the COVID-19 pandemic on the real estate assets owned by the unconsolidated affiliates, could result in the recognition of substantial impairment charges on its investments in unconsolidated affiliates to the extent such declines are determined to be other-than-temporary. No impairments of investments in unconsolidated affiliates were recorded in the three and nine-month periods ended September 30, 2021 and 2020.

Note 4 – Revenues

Revenues

The following table presents the Company's revenues disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Rental revenues	$145,539	$124,081	$405,030	$405,476
Revenues from contracts with customers (ASC 606):
Operating expense reimbursements (1)	2,076	2,360	5,906	6,852
Management, development and leasing fees (2)	1,780	2,104	4,888	5,251
Marketing revenues (3)	530	495	1,351	1,589
	4,386	4,959	12,145	13,692

Other revenues	450	857	2,945	2,514
Total revenues (4)	$150,375	$129,897	$420,120	$421,682
(1)

Includes $2,033 in the Malls segment and $43 in the All Other segment for the three months ended September 30, 2021, and includes $2,217 in the Malls segment and $143 in the All Other segment for the three months ended September 30, 2020. Includes $5,684 in the Malls segment and $222 in the All Other segment for the nine months ended September 30, 2021, and includes $6,562 in the Malls segment and $290 in the All Other segment for the nine months ended September 30, 2020.

(2)	Included in All Other segment.
(3)	Marketing revenues solely relate to the Malls segment for all periods presented.
(4)	Sales taxes are excluded from revenues.

See Note 10 for information on the Company's segments.

Revenues from Contracts with Customers

Outstanding Performance Obligations

The Company has outstanding performance obligations related to certain noncancellable contracts with customers for which it will receive fixed operating expense reimbursements for providing certain maintenance and other services as described above. As of September 30, 2021, the Company expects to recognize these amounts as revenue over the following periods:

Performance obligation	Less than 5 years	5-20 years	Over 20 years	Total
Fixed operating expense reimbursements	$23,326	$45,135	$43,038	$111,499

The Company evaluates its performance obligations each period and makes adjustments to reflect any known additions or cancellations. Performance obligations related to variable consideration, which is based on sales, are constrained.

Note 5 – Leases

The components of rental revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fixed lease payments	$101,819	$99,255	$242,589	$335,799
Variable lease payments	43,720	24,826	162,441	69,677
Total rental revenues	$145,539	$124,081	$405,030	$405,476

The undiscounted future fixed lease payments to be received under the Company's operating leases as of September 30, 2021, are as follows:

Years Ending December 31,	Operating Leases
2021 (1)	$96,179
2022	347,568
2023	294,590
2024	237,254
2025	183,046
2026	133,553
Thereafter	295,878
Total undiscounted lease payments	$1,588,068
(1)	Reflects rental payments for the fiscal period October 1, 2021 to December 31, 2021.

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

Fair Value Measurements on a Recurring Basis

The carrying values of cash and cash equivalents, receivables, accounts payable (including those included in liabilities subject to compromise) and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments. Based on the interest rates for similar financial instruments, the carrying value of mortgage and other notes receivable is a reasonable estimate of fair value. The estimated fair value of mortgage and other indebtedness was $941,801 and $1,091,745 at September 30, 2021 and December 31, 2020, respectively. The estimated fair value of the senior unsecured notes, the secured line of credit and the secured term loan included in liabilities subject to compromise was $2,042,994 and $1,606,959 at September 30, 2021 and December 31, 2020, respectively. The fair value was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently.

During the three and nine months ended September 30, 2021, the Company has continued to reinvest in U.S. Treasury securities using the cash that was drawn on the secured line of credit to preserve liquidity at the beginning of the COVID-19 pandemic. The Company designated the U.S. Treasury securities purchased as available-for-sale (“AFS”). The following table sets forth information regarding the Company’s AFS securities that were measured at fair value for the nine months ended September 30, 2021:

AFS Security	Amortized Cost (1)	Allowance for credit losses (2)	Total unrealized gain	Fair value as of September 30, 2021
U.S. Treasury securities	$99,991	$—	$7	$99,998
(1)	The U.S. Treasury securities have maturities through October 2021.
(2)

U.S Treasury securities have a long history with no credit losses. Additionally, the Company notes that U.S Treasury securities are explicitly fully guaranteed by a sovereign entity that can print its own currency and that the sovereign entity’s currency is routinely held by central banks and other major financial institutions, is used in international commerce, and commonly viewed as a reserve currency, all of which qualitatively indicate that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. Therefore, the Company did not record expected credit losses for its U.S Treasury securities for the nine months ended September 30, 2021.

Subsequent to September 30, 2021, the Company reinvested proceeds from matured U.S. Treasury securities into additional U.S. Treasury securities. See Note 15 for more information.

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

Long-lived Assets Measured at Fair Value in 2021

The following table sets forth information regarding the Company's assets that are measured at fair value on a nonrecurring basis and related impairment charges for the nine months ended September 30, 2021:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss on Impairment
2021:
Long-lived assets	$99,390	$—	$—	$99,390	$120,342

During the nine months ended September 30, 2021, the Company recognized impairments of real estate of $120,342 related to five malls, a redeveloped anchor parcel, an associated center and one outparcel.

Impairment Date	Property	Location	Segment Classification	Loss on Impairment	Fair Value
March	Eastland Mall (1)	Bloomington, IL	Malls	$13,243	$10,700
March	Old Hickory Mall (2)	Jackson, TN	Malls	20,149	12,400
March	Stroud Mall (3)	Stroudsburg, PA	Malls	23,790	15,400
July	The Landing at Arbor Place - Outparcel (4)	Douglasville, GA	All Other	1,682	590
September	Laurel Park Place (5)	Livonia, MI	Malls	14,267	9,800
September	Parkdale Mall and Crossing (6)	Beaumont, TX	Malls/All Other	47,211	50,500
				$120,342	$99,390
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

(4)	In July 2021, the Company sold an outparcel at The Landing at Arbor Place. Sales proceeds amounted to $590, which resulted in a loss on sale.
(5)

In accordance with the Company's quarterly impairment process, the Company wrote down the book value of the mall to its estimated fair value of $9,800. The mall had experienced a decline in cash flows due to store closures and rent reductions. Management determined the fair value of Laurel Park Place using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of nine years, with a sale at the end of the holding period, a capitalization rate of 11.5% and a discount rate of 13.0%.

(6)

In accordance with the Company’s quarterly impairment process, the Company wrote down the book value of the mall, a redeveloped anchor parcel and an associated center adjacent to the mall to their aggregate estimated fair value of $50,500. The mall had experienced a decline in cash flows due to store closures and rent reductions. These factors resulted in a reduction of the expected hold period for the mall and associated center (excluding the redeveloped anchor parcel) based on Management’s assessment that there was an increased likelihood that the loan secured by the mall and associated center may not be successfully restructured or refinanced. Management determined the fair value of Parkdale Mall, Parkdale Crossing and Parkdale Anchor using a discounted cash flow methodology. The discounted cash flow used assumptions including a holding period of ten years, with a sale at the end of the holding period, a weighted-average capitalization rate of 12.3% and a weighted-average discount rate of 14.2%.

During the nine months ended September 30, 2021, the Company adjusted the combined negative equity in Asheville Mall and Park Plaza to zero upon deconsolidation, which represents the estimated fair values of the Company’s investments in these properties. See Note 8 for additional information.

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

Dispositions

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

2021 Dispositions

The Company realized a gain of $8,684 primarily related to the sale of two anchors and three outparcels during the three months ended September 30, 2021. The Company realized a gain of $8,492 primarily related to the sale of three anchors and three outparcels during the nine months ended September 30, 2021.

2020 Dispositions

The Company realized a gain of $2,708 related to the sale of three  outparcels during the nine months ended September 30, 2020.

Held for Sale

2021 Held for Sale Analysis

In the third quarter of 2021, the Company determined that the Residences at Pearland Town Center met the criteria to be classified as a held for sale (“HFS”). The sale closed on October 1, 2021 and generated gross proceeds of $8,750. The sale did not qualify as discontinued operations. See Note 15 for more information.

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

At September 30, 2021, the Company had investments in 31 entities, which are accounted for using the equity method of accounting. The Company's ownership interest in these unconsolidated affiliates ranges from 20% to 100%. Of these entities, 17 are owned in 50/50 joint ventures.

2021 Activity - Unconsolidated Affiliates

Ambassador Infrastructure, LLC

The Company reached an agreement with the lender to modify the loan secured by Ambassador Infrastructure. The agreement provides an additional four-year term with a fixed interest rate of 3.0%. The extended loan, maturing in March 2025, had an outstanding balance of $8,250 at September 30, 2021, as $1,110 was paid down in conjunction with the modification. Additionally, the agreement provides a waiver related to the default triggered as a result of the Chapter 11 Cases, which became effective when the Debtors emerged from bankruptcy on November 1, 2021.

Asheville Mall CMBS, LLC and Park Plaza Mall CMBS, LLC

During the nine months ended September 30, 2021, the Company deconsolidated Asheville Mall and Park Plaza as a result of the Company losing control of these properties when each was placed in receivership as part of the foreclosure process. The Company evaluated the loss of control of each property and determined that it was no longer the primary beneficiary of the respective wholly owned subsidiaries that own these properties. As a result, the Company adjusted the combined negative equity in the two entities to zero, which represents the estimated fair value of the Company’s investments in these properties, and recognized a gain on deconsolidation of $55,131.

In October 2021, the foreclosure of Park Plaza was completed.

Continental 425 Fund LLC

In July 2021, Continental 425 Fund LLC reached an agreement with the lender to amend to the construction loan secured by Springs at Port Orange, which extends the term of the note to December 31, 2021, increases the principal amount of the loan to $44,400, or $19,314 at the Company’s share, and provides an interest rate of LIBOR plus 2.0%. Continental 425 Fund LLC distributed $4,349 to the Company for its share of the net proceeds from the increase in the principal amount of the loan.

Port Orange I, LLC

In March 2021, the Company reached an agreement with the lender to modify the loan secured by The Pavilion at Port Orange. The agreement provides an additional four-year term, with a one-year extension option, for a fully extended maturity date of February 2026. Additionally, the agreement provides forbearance related to the default triggered as a result of the Chapter 11 Cases, which became effective when the Debtors emerged from bankruptcy on November 1, 2021. This loan had an outstanding balance of $51,998 at September 30, 2021.

Shoppes at Eagle Point, LLC

Subsequent to September 30, 2021, the loan secured by The Shoppes at Eagle Point was extended for one year with a new maturity date of October 2022. See Note 15.

West Melbourne I, LLC

In March 2021, the Company reached agreements with the lender to modify the loans secured by Hammock Landing Phases I & II. Each agreement provides an additional four-year term, with a one-year extension option, for a fully extended maturity date of February 2026. Additionally, the agreements provide forbearance related to the default triggered as a result of the Chapter 11 Cases, which became effective when the Debtors emerged from bankruptcy on November 1, 2021. These loans had a combined outstanding loan balance of $53,360 at September 30, 2021.

Impact of Chapter 11 Proceedings

As described in Note 2, the filing of the Chapter 11 Cases also constituted an event of default with respect to certain property-level debt of the Operating Partnership’s unconsolidated affiliates, which may have resulted in automatic acceleration of certain monetary obligations or may give the applicable lender the right to accelerate such amounts. The unconsolidated affiliates entered forbearance and waiver agreements with many of the lenders, which waived defaults due to bankruptcy upon the Plan becoming effective. The Company remains in negotiations with lenders regarding loan extensions and loan defaults of the unconsolidated affiliates where a forbearance and/or waiver agreement have not been reached, and those loans have an aggregate outstanding balance of $622,959 at September 30, 2021.

Condensed Combined Financial Statements - Unconsolidated Affiliates

Condensed combined financial statement information of the unconsolidated affiliates is as follows:

	September 30, 2021	December 31, 2020
ASSETS:
Investment in real estate assets	$2,463,912	$2,346,124
Accumulated depreciation	(925,138)	(862,435)
	1,538,774	1,483,689
Developments in progress	10,375	28,138
Net investment in real estate assets	1,549,149	1,511,827
Other assets	193,924	174,966
Total assets	$1,743,073	$1,686,793
LIABILITIES:
Mortgage and other indebtedness, net	$1,575,873	$1,439,454
Other liabilities	86,467	45,280
Total liabilities	1,662,340	1,484,734
OWNERS' EQUITY:
The Company	103,214	132,350
Other investors	(22,481)	69,709
Total owners' equity	80,733	202,059
Total liabilities and owners’ equity	$1,743,073	$1,686,793

	Three Months Ended September 30,
	2021	2020
Total revenues	$65,482	$46,953
Net loss (1)	$(3,206)	$(10,671)

	Nine Months Ended September 30,
	2021	2020
Total revenues	$181,985	$154,128
Net loss (1)	$(16,225)	$(12,139)
(1)

The Company's pro rata share of net loss is $(2,224) and $(7,389) for the three months ended September 30, 2021 and 2020, respectively; and, $(9,575) and $(12,450) for the nine months ended September 30, 2021 and 2020, respectively.

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

Consolidated VIEs

As of September 30, 2021, the Company had investments in 12 consolidated VIEs with ownership interests ranging from 50% to 92%.

Unconsolidated VIEs

The table below lists the Company's unconsolidated VIEs as of September 30, 2021:

Unconsolidated VIEs:	Investment in Real Estate Joint Ventures and Partnerships	Maximum Risk of Loss
Ambassador Infrastructure, LLC (1)	$—	$8,250
Asheville Mall CMBS, LLC	—	—
Atlanta Outlet JV, LLC (1)	23,437	27,941
CBL-T/C, LLC	60,283	60,283
CBL-TRS Joint Venture, LLC	18,619	18,619
Continental 425 Fund LLC	98	98
EastGate Storage, LLC (1)	463	3,693
El Paso Outlet Center Holding, LLC	7,888	7,888
Fremaux Town Center JV, LLC	5,747	5,747
Hamilton Place Self Storage (1)	892	4,393
Louisville Outlet Shoppes, LLC (1)	(11,364)	8,512
Mall of South Carolina L.P.	(17,338)	—
Mall of South Carolina Outparcel L.P.	(2,695)	—
Park Plaza Mall CMBS, LLC	—	—
Parkdale Self Storage, LLC (1)	500	7,000
PHG-CBL Lexington, LLC	35	35
Self Storage at Mid Rivers, LLC (1)	515	3,486
Shoppes at Eagle Point, LLC (1)	18,195	30,935
Vision - CBL Hamilton Place, LLC	3,750	3,750
	$109,025	$190,630
(1)	The Operating Partnership has guaranteed all or a portion of the debt of each of these VIEs. See Note 12 for more information.

Note 9 – Mortgage and Other Indebtedness, Net

Pre-Emergence Debt of the Company

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

The Company also provides a similar limited guarantee of the Operating Partnership's obligations with respect to its secured credit facility and secured term loan as of September 30, 2021.

Pre-Emergence Debt of the Operating Partnership

Mortgage and other indebtedness, net, consisted of the following:

	September 30, 2021		December 31, 2020
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating Properties	$955,175	5.07%	$1,120,203	5.12%
Total fixed-rate debt	955,175	5.07%	1,120,203	5.12%
Variable-rate debt:
Recourse loans on operating Properties	67,111	3.19%	68,061	4.69%
Total variable-rate debt	67,111	3.19%	68,061	4.69%
Total fixed-rate and variable-rate debt	1,022,286	4.95%	1,188,264	5.10%
Unamortized deferred financing costs (2)	(3,202)		(3,433)
Total mortgage and other indebtedness, net	$1,019,084		$1,184,831

Mortgage and other indebtedness included in liabilities subject to compromise consisted of the following:

	September 30, 2021		December 31, 2020
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Senior unsecured notes due 2023 (3)	$450,000	5.25%	$450,000	5.25%
Senior unsecured notes due 2024 (3)	300,000	4.60%	300,000	4.60%
Senior unsecured notes due 2026 (3)	625,000	5.95%	625,000	5.95%
Total fixed-rate debt	1,375,000	5.43%	1,375,000	5.43%
Variable-rate debt:
Secured line of credit (4)	675,926	9.50%	675,926	9.50%
Secured term loan (4)	438,750	9.50%	438,750	9.50%
Total variable-rate debt	1,114,676	9.50%	1,114,676	9.50%
Total fixed-rate and variable-rate debt	2,489,676	7.25%	2,489,676	7.25%
Unpaid accrued interest (5)	57,644		57,644
Prepetition unsecured or under secured liabilities	4,366		4,170
Total liabilities subject to compromise	$2,551,686		$2,551,490
(1)	Weighted-average interest rate excludes amortization of deferred financing costs.
(2)

Unamortized deferred financing costs of $2,310 for certain property-level, non-recourse mortgage loans may be required to be written off in the event a waiver or restructuring of terms cannot be negotiated and the debt is either redeemed or otherwise extinguished.

(3)

In accordance with ASC 852, which limits the recognition of interest expense during a bankruptcy proceeding to only amounts that will be paid during the bankruptcy proceeding or that are probable of becoming allowed claims, interest has not been accrued on the senior unsecured notes subsequent to the filing of the Chapter 11 Cases. The outstanding amount of the senior unsecured notes is included in liabilities subject to compromise in the accompanying condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020. On the Effective Date, the senior unsecured notes were cancelled by operation of the Plan. See Note 2 for more information.

(4)

The administrative agent informed the Company that interest will accrue on all outstanding obligations at the post-default rate, which is equal to the rate that otherwise would be in effect plus 5.0%. The post-default interest rate at September 30, 2021 and December 31, 2020 was 9.50%. In accordance with ASC 852, which limits the recognition of interest expense during a bankruptcy proceeding to only amounts that will be paid during the bankruptcy proceeding or that are probable of becoming allowed claims, interest has not been accrued on the secured credit facility subsequent to the filing of the Chapter 11 Cases. The outstanding amount of the secured credit facility is included in liabilities subject to compromise in the accompanying condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020. On the Effective Date, HoldCo I entered into the Exit Credit Agreement, which amended the pre-emergence secured credit facility. See Note 2 for more information.

(5)	As of September 30, 2021 and December 31, 2020, represents interest accrued on the secured credit facility and senior unsecured notes prior to the filing of the Chapter 11 Cases.

Non-recourse term loans, recourse term loans, the secured line of credit and the secured term loan include loans that are secured by Properties owned by the Company that have a net carrying value of $2,100,084 at September 30, 2021.

Pre-Emergence Senior Secured Credit Facility

As of September 30, 2021, the Company had a $1,185,000 senior secured credit facility, which included a revolving line of credit drawn to its maximum borrowing capacity of $675,926 and a term loan with an outstanding balance of $438,750. As further described in Note 2 and in Pre-Emergence Financial Covenants and Restrictions below, the filing of the Chapter 11 Cases constituted an event of default that resulted in certain monetary obligations becoming immediately due and payable with respect to the secured credit facility. In March 2020, the Company drew $280,000 on its secured credit facility to increase liquidity and preserve financial flexibility in light of the uncertainty surrounding the impact of the COVID-19 pandemic. As a result of the events of default described under Pre-Emergence Financial Covenants and Restrictions below, the Operating Partnership could not borrow any additional amounts under the secured line of credit.

As of September 30, 2021, the secured credit facility was secured by 17 malls and 3 associated centers that are owned by 36 wholly owned subsidiaries of the Operating Partnership (collectively the “Combined Guarantor Subsidiaries”). The Combined Guarantor Subsidiaries own an additional four malls, two associated centers and four mortgage notes receivable that are not collateral for the secured credit facility. The properties that are collateral for the secured credit facility and the properties and mortgage notes receivable that are not collateral are collectively referred to as the “Guarantor Properties.” The terms of the Notes provided that, to the extent that any subsidiary of the Operating Partnership executes and delivers a guarantee to another debt facility, the Operating Partnership shall also cause the subsidiary to guarantee the Operating Partnership’s obligations under the Notes on a senior basis.

See Liquidity and Going Concern Considerations and Voluntary Reorganization under Chapter 11 in Note 2 for information on the Debtors emergence from the Chapter 11 Cases and the transactions associated with the Plan.

Pre-Emergence Financial Covenants and Restrictions

The agreements for the Notes and senior secured credit facility contained default provisions customary for transactions of this nature (with applicable customary grace periods). Any default in the payment of any recourse indebtedness of the Operating Partnership greater than or equal to $50,000 would constitute an event of default under the Notes and the senior secured credit facility. Additionally, the secured credit facility contained a provision that any default on a payment of non-recourse indebtedness in excess of $150,000 was also a default of the senior secured credit facility.

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

See Liquidity and Going Concern Considerations and Voluntary Reorganization under Chapter 11 in Note 2 for information on the Debtors emergence from the Chapter 11 Cases and the transactions associated with the Plan.

Loans in Default

As of September 30, 2021, two non-recourse loans that are each secured by one of the Company’s malls were in default. The default of the two non-recourse loans occurred prior to the filing of the Chapter 11 Cases. As of September 2021, the lenders under each of these loans accelerated the outstanding amounts due and payable on the loans. The foreclosure process has not yet commenced for EastGate Mall. The Company is in discussions with the lender regarding a restructure of the loan secured by Greenbrier Mall. Management has previously impaired the mall that secures each loan due to a shortened expected hold period resulting from management’s assessment that there is an increased likelihood that the loan secured by each mall may not be successfully restructured or refinanced. The non-recourse loans that are in default at September 30, 2021 are as follows:

Property	Location	Interest Rate	Scheduled Maturity Date	Loan Amount
Greenbrier Mall	Chesapeake, VA	5.41%	Dec-19	$61,647
EastGate Mall	Cincinnati, OH	5.83%	Apr-21	30,117

As described in Note 2, the filing of the Chapter 11 Cases also constituted an event of default with respect to certain property-level debt of the Operating Partnership’s subsidiaries, which may have resulted in the automatic acceleration of certain monetary obligations or may give the applicable lender the right to accelerate such amounts. The Company entered forbearance and waiver agreements with many of the lenders, which waived defaults due to bankruptcy upon the Plan becoming effective. The Company remains in negotiations with lenders regarding loan extensions and loan defaults where a forbearance and/or waiver agreement have not been reached, and those loans have an aggregate outstanding balance of $727,603 at September 30, 2021.

On May 26, 2021, the subsidiary that owns The Outlet Shoppes at Laredo filed for bankruptcy. In September 2021,

the Company reached an agreement with the lender to amend the loan secured by The Outlet Shoppes at Laredo and dismiss the bankruptcy case. The loan term was extended through June 2023 and contains a one-year extension option.

In conjunction with the deconsolidation of Asheville Mall and Park Plaza, the Company deconsolidated the loan securing each property, which represented $138,926 of previously consolidated debt. See Note 8 for additional information.

Pre-Emergence Scheduled Principal Payments

As of September 30, 2021, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, including the secured line of credit, are as follows:

2021 (1)	$41,365
2022	409,394
2023	1,566,756
2024	343,177
2025	37,960
2026	763,626
Total (2)	3,162,278
Principal balance of loans with maturity date prior to September 30, 2021 (3)	349,684
Total mortgage and other indebtedness, net	$3,511,962
(1)	Reflects scheduled principal amortization and balloon payments for the fiscal period October 1, 2021 through December 31, 2021.
(2)

Includes $2,489,676 of liabilities subject to compromise in the accompanying condensed consolidated balance sheets as of September 30, 2021, and as the expected maturity date was subject to the outcome of the Chapter 11 Cases, the original, legal maturity dates were reflected in this table. See Note 2 for more information on the Plan and the associated transactions related to the Exit Credit Agreement, the Secured Notes, the Exchangeable Notes and the Notes.

(3)

Represents the aggregate principal balance as of September 30, 2021 of the loans secured by Alamance Crossing, EastGate Mall, Fayette Mall, Hamilton Crossing, Greenbrier Mall and Parkdale Mall & Crossing, which are in default. The Company is in discussions with the lender regarding the loans secured by these properties. The loan secured by Greenbrier Mall matured in December 2019 and had a balance of $61,647 as of September 30, 2021. The loan secured by Parkdale Mall & Crossing matured in March 2021 and had a balance of $70,507 as of September 30, 2021. The loan secured by EastGate Mall matured in April 2021 and had a balance of $30,117 as of September 30, 2021. The loan secured by Hamilton Crossing matured in April 2021 and had a balance of $7,954 as of September 30, 2021. The loan secured by Fayette Mall matured in May 2021 and had a balance of $136,670 as of September 30, 2021. The loan secured by Alamance Crossing matured in July 2021 and had a balance of $42,789 as of September 30, 2021.

Of the $41,365 of scheduled principal payments for the remainder of 2021, $27,461 relates to the maturing principal balance of one operating Property loan, which was placed into bankruptcy subsequent to September 30, 2021. See Note 15 for more information.

The Company’s mortgage and other indebtedness had a weighted-average maturity of 2.3 years as of September 30, 2021 and 3.0 years as of December 31, 2020.

Note 10 – Segment Information

The Company measures performance and allocates resources according to property type, which is determined based on certain criteria such as type of tenants, capital requirements, economic risks, leasing terms, and short and long-term returns on capital. Rental income and tenant reimbursements from tenant leases provide the majority of revenues from all segments.

Information on the Company’s segments is presented as follows:

Three Months Ended September 30, 2021	Malls	All Other (1)	Total
Revenues (2)	$131,870	$18,505	$150,375
Property operating expenses (3)	(40,466)	(6,791)	(47,257)
Interest expense	(18,698)	(341)	(19,039)
Gain on sales of real estate assets	4,836	3,848	8,684
Other expense	—	(104)	(104)
Segment profit	$77,542	$15,117	92,659
Depreciation and amortization			(46,479)
General and administrative expense			(13,502)
Litigation settlement			89
Interest and other income			510
Reorganization items			(12,008)
Loss on impairment			(63,160)
Income tax benefit			1,234
Equity in losses of unconsolidated affiliates			(2,224)
Net loss			$(42,881)
Capital expenditures (4)	$11,853	$380	$12,233

Three Months Ended September 30, 2020	Malls	All Other (1)	Total
Revenues (2)	$115,661	$14,236	$129,897
Property operating expenses (3)	(43,628)	(2,408)	(46,036)
Interest expense	(18,845)	(42,292)	(61,137)
Loss on sales of real estate assets	—	(55)	(55)
Segment profit (loss)	$53,188	$(30,519)	22,669
Depreciation and amortization			(53,477)
General and administrative expense			(25,497)
Litigation settlement			2,480
Interest and other income			1,975
Gain on extinguishment of debt			15,407
Loss on impairment			(46)
Income tax provision			(546)
Equity in losses of unconsolidated affiliates			(7,389)
Net loss			$(44,424)
Capital expenditures (4)	$2,524	$1,262	$3,786

Nine Months Ended September 30, 2021	Malls	All Other (1)	Total
Revenues (2)	$377,478	$42,642	$420,120
Property operating expenses (3)	(130,364)	(9,544)	(139,908)
Interest expense	(63,441)	(2,027)	(65,468)
Gain on sales of real estate assets	4,836	3,656	8,492
Other expense	(65)	(326)	(391)
Segment profit	$188,444	$34,401	222,845
Depreciation and amortization			(142,090)
General and administrative expense			(37,383)
Litigation settlement			890
Interest and other income			2,038
Reorganization items			(52,014)
Loss on impairment			(120,342)
Gain on deconsolidation			55,131
Income tax provision			(222)
Equity in losses of unconsolidated affiliates			(9,575)
Net loss			$(80,722)
Capital expenditures (4)	$24,056	$2,996	$27,052

Nine Months Ended September 30, 2020	Malls	All Other (1)	Total
Revenues (2)	$381,013	$40,669	$421,682
Property operating expenses (3)	(134,111)	(8,075)	(142,186)
Interest expense	(55,952)	(104,808)	(160,760)
Other expense	—	(400)	(400)
Gain (loss) on sales of real estate assets	(25)	2,733	2,708
Segment profit (loss)	$190,925	$(69,881)	121,044
Depreciation and amortization			(162,042)
General and administrative expense			(62,060)
Litigation settlement			2,480
Interest and other income			5,263
Gain on extingushment of debt			15,407
Loss on impairment			(146,964)
Income tax provision			(17,189)
Equity in losses of unconsolidated affiliates			(12,450)
Net loss			$(256,511)
Capital expenditures (4)	$30,334	$4,915	$35,249

Total assets	Malls	All Other (1)	Total
September 30, 2021	$3,350,405	$877,742	$4,228,147

December 31, 2020	$3,702,523	$741,217	$4,443,740

(1)	The All Other category includes associated centers, community centers, mortgage and other notes receivable, office buildings, self-storage facilities, corporate-level debt and the Management Company.
(2)	Management, development and leasing fees are included in the All Other category. See Note 4 for information on the Company's revenues disaggregated by revenue source for each of the above segments.
(3)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.
(4)

Includes additions to and acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

Note 11 – Earnings per Share and Earnings per Unit

Earnings per Share of the Company

Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potential dilutive common shares outstanding. The limited partners’ rights to convert their noncontrolling interests in the Operating Partnership into shares of common stock are not dilutive. There were no potential dilutive common shares and there were no anti-dilutive shares for the three- and nine- month periods ended September 30, 2021 and 2020.

Earnings per Unit of the Operating Partnership

Basic earnings per unit (“EPU”) is computed using the two-class method. The two-class method is required when either (i) participating securities or (ii) multiple classes of common stock exists. The Operating Partnership’s special common units, and common units issued upon the conversion or redemption of special common units, meet the definition of participating securities as these units have the contractual right and obligation to share in the Operating Partnership’s net income (loss) and distributions. Under this approach net income (loss) attributable to common unitholders is reduced by the amount of distributions made (declared) to all common unitholders and by the amount of distributions that are required to be made (declared and undeclared) to special common unitholders. Distributed and undistributed earnings is subsequently divided by the weighted-average number of common and special common units outstanding for the period to compute basic EPU for each unit. Undistributed losses are allocated 100 percent to common units, other than common units issued upon the conversion or redemption of special common units. The special common units, and common units issued upon the conversion or redemption of special common units, only participate in undistributed losses in the event of a liquidation. Diluted EPU is computed by considering either the two-class method or the if-converted method, whichever results in more dilution. The if-converted method assumes the issuance of common units for all potential dilutive special common units outstanding. Due to the loss position (negative earnings) of the Operating Partnership for the three and nine months ended September 30, 2021 and 2020 all special common units, and common units issued upon the conversion or redemption of special common units, are antidilutive. The calculation of diluted EPU through the if-converted method would reduce the loss per share (as a result of an increased number of shares in the denominator) for the common units. Therefore, in a loss position diluted EPU is equal to basic EPU. There were no potential dilutive common units and there were no anti-dilutive units other than the special common units, and common units issued upon the conversion or redemption of special common units, outstanding for the three- and nine- month periods ended September 30, 2021 and 2020.

The following table presents basic and diluted EPU for common and special common units for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss attributable to common unitholders	$(42,805)	$(54,710)	$(79,378)	$(288,549)
Distributions to common unitholders - declared only	—	—	—	—
Distributions to special common unitholders - declared and undeclared
Common units issued on conversion of SCUs	—	—	—	—
S-SCUs	—	(1,143)	—	(3,429)
L-SCUs	—	—	—	(433)
K-SCUs	—	(844)	—	(2,531)
Total undistributed loss available to common and special common unitholders	$(42,805)	$(56,697)	$(79,378)	$(294,942)

Distributed earnings:
Common units issued on conversion of SCUs	$—	$—	$—	$—
S-SCUs	—	1,143	—	3,429
L-SCUs	—	—	—	433
K-SCUs	—	844	—	2,531
Common units	—	—	—	—

Undistributed loss:
Common units issued on conversion of SCUs	$—	$—	$—	$—
S-SCUs	—	—	—	—
L-SCUs	—	—	—	—
K-SCUs	—	—	—	—
Common units	(42,805)	(56,697)	(79,378)	(294,942)

Weighted average:
Common units issued on conversion of SCUs	936	1,696	936	1,697
S-SCUs	1,561	1,561	1,561	1,561
L-SCUs	565	572	570	572
K-SCUs	869	1,134	869	1,136
Common units	197,627	196,728	197,651	196,585

Basic EPU:
Common units issued on conversion of SCUs	$—	$—	$—	$—
S-SCUs	—	0.73	—	2.20
L-SCUs	—	—	—	0.76
K-SCUs	—	0.74	—	2.23
Common units	(0.22)	(0.29)	(0.40)	(1.50)

Total basic EPU	$(0.21)	$(0.27)	$(0.39)	$(1.43)

Diluted EPU:
Common units issued on conversion of SCUs	$—	$—	$—	$—
S-SCUs	—	0.73	—	2.20
L-SCUs	—	—	—	0.76
K-SCUs	—	0.74	—	2.23
Common units	(0.22)	(0.29)	(0.40)	(1.50)

Total diluted EPU	$(0.21)	$(0.27)	$(0.39)	$(1.43)

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

Common Unit Activity

In September 2021, the Company issued 1,193,978 shares of common stock to a holder of 622,278 common units and 571,700 special common units of limited partnership interest in the Operating Partnership in connection with the exercise of the holders’ contractual exchange rights. This transaction resulted in the remaining Series L special common units being redeemed.

Note 12 – Contingencies

Securities Litigation

The Company and certain of its officers and directors were named as defendants in three putative securities class action lawsuits (collectively, the “Securities Class Action Litigation”), each filed in the United States District Court for the Eastern District of Tennessee, on behalf of all persons who purchased or otherwise acquired the Company’s securities during a specified period of time. Those cases were consolidated on July 17, 2019, under the caption In re CBL & Associates Properties, Inc. Securities Litigation, 1:19-cv-00149-JRG-CHS, and a consolidated amended complaint was filed on November 5, 2019, seeking to represent a class of purchasers from July 29, 2014 through March 26, 2019.

The operative complaint filed in the Securities Class Action Litigation alleges violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s contingent liabilities, business, operations, and prospects during the periods of time specified above. The plaintiffs seek compensatory damages and attorneys’ fees and costs, among other relief, but have not specified the amount of damages sought. The defendants moved to dismiss all claims on December 20, 2019, and that motion remains pending. On November 2, 2021, the defendants filed a proposed supplemental motion to dismiss brief, arguing that the Company should be dismissed as a defendant in the case because the Plan and related confirmation order discharge any claims against the Company and enjoin the plaintiffs from taking any further action against the Company. The proposed supplemental motion to dismiss brief also argued that the operative complaint fails to state a viable claim against any individual defendant. The outcome of these legal proceedings cannot be predicted with certainty. A notice of suggestion of bankruptcy was filed by the Company in this litigation on November 9, 2020.

Certain of the Company’s current and former directors and officers were named as defendants in nine shareholder derivative lawsuits (collectively, the “Derivative Litigation”). On June 4, 2019, a shareholder filed a putative derivative complaint captioned Robert Garfield v. Stephen D. Lebovitz et al., 1:19-cv-01038-LPS, in the United States District Court for the District of Delaware (the “Garfield Derivative Action”), purportedly on behalf of the Company against certain of its officers and directors. On June 24, 2019, September 5, 2019 and September 25, 2019, respectively, other shareholders filed three additional putative derivative complaints, each in the United States District Court for the District of Delaware, captioned as follows: Robert Cohen v. Stephen D. Lebovitz et al., 1:19-cv-01185-LPS (the “Cohen Derivative Action”); Travis Lore v. Stephen D. Lebovitz et al., 1:19-cv-01665-LPS (the “Lore Derivative Action”), and City of Gainesville Cons. Police Officers’ and Firefighters Retirement Plan v. Stephen D. Lebovitz et al., 1:19-cv-01800 (the “Gainesville Derivative Action”), each asserting substantially similar claims purportedly on behalf of the Company against similar defendants. The Court consolidated the Garfield Derivative Action and the Cohen Derivative Action on July 17, 2019, under the caption In re CBL & Associates Properties, Inc. Derivative Litigation, 1:19-cv-01038-LPS (the "Consolidated Derivative Action"). On July 25, 2019, the Court stayed proceedings in the Consolidated Derivative Action pending resolution of an eventual motion to dismiss in the Securities Class Action Litigation. On October 14, 2019, the parties to the Gainesville Derivative Action and the Lore Derivative Action filed a joint stipulation and proposed order confirming that each of those cases is subject to the consolidation order previously entered by the Court in the Consolidated Derivative Action and that further proceedings in those cases are stayed pending resolution of an eventual motion to dismiss in the Securities Class Action Litigation. On July 22, 2019, a shareholder filed a putative derivative complaint captioned Shebitz v. Lebovitz et al., 1:19-cv-00213, in the United States District Court for the Eastern District of Tennessee (the “Shebitz Derivative Action”); on January 10, 2020, a shareholder filed a putative derivative complaint captioned Chatman v. Lebovitz, et al., 2020-0011-JTL, in the Delaware Chancery Court (the “Chatman Derivative Action”); on February 12, 2020, a shareholder filed a putative derivative complaint captioned Kurup v. Lebovitz, et al., 2020-0070-JTL, in the Delaware Chancery Court (the “Kurup Derivative Action”); on February 26, 2020, a shareholder filed a putative derivative complaint captioned Kemmer v. Lebovitz, et al., 1:20-cv-00052, in the United States District Court for the Eastern District of Tennessee (the “Kemmer Derivative Action”); and on April 14, 2020, a shareholder filed a putative derivative complaint captioned Hebig v. Lebovitz, et al., 1:19-cv-00149-JRG-CHS, in the United States District Court for the Eastern District of Tennessee (the “Hebig Derivative Action”), each asserting substantially similar claims purportedly on behalf of the Company against similar defendants. The actions pending in Delaware Chancery Court have been consolidated into one case, and likewise, the actions pending in Delaware federal court have been consolidated into one case. The Tennessee actions have not been consolidated, but have been stayed.

The complaints filed in the Derivative Litigation allege, among other things, breaches of fiduciary duties, unjust enrichment, waste of corporate assets, and violations of the federal securities laws. The factual allegations upon which these claims are based are similar to the factual allegations made in the Securities Class Action Litigation, described above. The complaints filed in the Derivative Litigation seek, among other things, unspecified damages and restitution for the Company from the individual defendants, the payment of costs and attorneys’ fees, and that the Company be directed to reform certain governance and internal procedures. The outcome of these legal proceedings cannot be predicted with certainty. A notice of suggestion of bankruptcy was filed by the Company in this litigation on November 9, 2020, and the Court in the various Delaware actions entered an order staying these matters in light of the Suggestion of Bankruptcy, as did the Court in the Tennessee actions. Pursuant to the Plan, all of the derivative claims have now been released by the Company and its bankruptcy estate. The Company intends to seek dismissal of the Derivative Litigation based upon those releases.

All stays resulting from the Suggestion of Bankruptcy expired on November 1, 2021 when the Plan became effective.

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

The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021							Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership		Maximum Guaranteed Amount	Debt Maturity Date (1)		September 30, 2021	December 31, 2020
West Melbourne I, LLC - Phase I	50%	$39,326	50%		$19,663	Feb-2025	(2)	$197	$201
West Melbourne I, LLC - Phase II	50%	14,034	50%		7,017	Feb-2025	(2)	70	72
Port Orange I, LLC	50%	51,998	50%		25,999	Feb-2025	(2)	260	266
Ambassador Infrastructure, LLC	65%	8,250	100%		8,250	Mar-2025		83	94
Shoppes at Eagle Point, LLC	50%	34,135	35%	(3)	12,740	Oct-2021		127	127
EastGate Storage, LLC	50%	6,460	50%	(4)	3,230	Dec-2022		32	33
Self Storage at Mid Rivers, LLC	50%	5,941	50%	(4)	2,971	Apr-2023		30	30
Parkdale Self Storage, LLC	50%	6,462	100%	(5)	6,500	Jul-2024		65	65
Hamilton Place Self Storage, LLC	54%	6,863	50%	(4)	3,501	Sep-2024		35	35
Atlanta Outlet JV, LLC	50%	4,504	100%		4,504	Nov-2023		—	—
Louisville Outlet Shoppes, LLC	50%	8,512	100%		8,512	Oct-2021		—	—
Total guaranty liability								$899	$923
(1)	Excludes any extension options.
(2)	These loans have a one-year extension option at the joint venture’s election.
(3)

The guaranty is for a fixed amount of $12,740 throughout the term of the loan, including any extensions. Subsequent to September 30, 2021, the joint venture exercised the one-year extension option on the loan for an extended maturity date of October 2022. See Note 15.

(4)	Subject to the bankruptcy default being waived, the guaranty may be reduced to 25% once certain debt and operational metrics are met.
(5)	The guaranty was increased to 100% as a result of the Chapter 11 Cases filed by the Company.

As described in Note 2, the filing of the Chapter 11 Cases also constituted an event of default with respect to certain property-level debt of the Operating Partnership’s subsidiaries, which may have resulted in automatic acceleration of certain monetary obligations or may give the applicable lender the right to accelerate such amounts. As of September 30, 2021, there is a default under each of the following guaranteed loans as a result of the filing of the Chapter 11 Cases: EastGate Storage, LLC; Self Storage at Mid Rivers, LLC; Parkdale Self Storage, LLC; Hamilton Place Self Storage, LLC and Atlanta Outlet JV, LLC. As of the Effective Date, the default related to each loan was waived.

The Company has guaranteed the lease performance of York Town Center, LP ("YTC"), an unconsolidated affiliate in which the Company owns a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third-party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $10,000. The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty. The Company did not record a credit loss related to this guaranty for the three and nine months ended September 30, 2021 and September 30, 2020.

For the three and nine months ended September 30, 2021 and September 30, 2020, the Company evaluated each guaranty, listed in the table above, individually by evaluating the debt service ratio, cash flow forecasts, the performance of each loan and, where applicable, the collateral value in relation to the outstanding amount of the loan. The result of the analysis was that each loan is current, performing and, where applicable, the collateral value was greater than the outstanding amount of the loan. The Company did not record a credit loss related to the guarantees listed in the table above for the three and nine months ended September 30, 2021 and September 30, 2020.

Note 13 – Share-Based Compensation

As of September 30, 2021, the Company has outstanding awards under the CBL & Associates Properties, Inc. 2012 Stock Incentive Plan (the “2012 Plan"), which was approved by the Company's shareholders in May 2012. The 2012 Plan permits the Company to issue stock options and common stock to selected officers, employees and non-employee directors of the Company up to a total of 10,400,000 shares. As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expense associated with the Company's share-based compensation plan. The compensation committee of the board of directors administers the 2012 Plan. As of the Effective Date and pursuant to the Plan, all nonvested restricted stock was deemed vested and the 2012 Plan was terminated. See Note 2 for more information regarding the EIP.

Pre-Emergence Restricted Stock Awards

Share-based compensation expense related to the restricted stock awards was $241 and $375 for the three months ended September 30, 2021 and 2020, respectively; and $784 and $1,880 for the nine months ended September 30, 2021 and 2020, respectively. Share-based compensation cost capitalized as part of real estate assets was $2 and $4 for the three months ended September 30, 2021 and 2020, respectively; and, $8 and $16 for the nine months ended September 30, 2021 and 2020, respectively.

A summary of the status of the Company’s nonvested restricted stock awards as of September 30, 2021, and changes during the nine months ended September 30, 2021, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2021	1,519,606	$2.15
Granted	—	$—
Vested	(480,463)	$3.11
Forfeited	(23,581)	$2.73
Nonvested at September 30, 2021	1,015,562	$1.69

As of September 30, 2021, there was $1,083 of total unrecognized compensation cost related to nonvested stock awards granted under the plans, which is expected to be recognized over a weighted-average period of 1.7 years.

Pre-Emergence Long-Term Incentive Program

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

Pre-Emergence Performance Stock Units

There were no performance stock units (“PSUs”) granted in 2021. The 1,103,537 outstanding PSUs at September 30, 2021 were granted in the first quarter of 2019. Of that amount, 566,862 PSUs are classified as a liability due to the potential cash component, which is described in the summary of the Company’s LTIP program set forth in Note 18 to the consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020. None of the PSUs outstanding at September 30, 2021 were vested. As of the Effective Date and pursuant to the Plan, all outstanding PSUs were deemed cancelled.

Compensation cost is recognized on a tranche-by-tranche basis using the accelerated attribution method. The resulting expense, for awards classified as equity, is recorded regardless of whether any PSU awards are earned as long as the required service period is met.

Share-based compensation expense related to the PSUs was $94 and $2,410 for the three months ended September 30, 2021 and 2020, respectively; and $283 and $2,828 for the nine months ended September 30, 2021 and 2020, respectively. Unrecognized compensation costs related to the PSUs was $264 as of September 30, 2021, which is expected to be recognized over a weighted-average period of 1.5 years.

Note 14 – Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities were as follows:

	Nine Months Ended September 30,
	2021	2020
Additions to real estate assets accrued but not yet paid	$11,527	$6,183
Deconsolidation upon loss of control (1):
Decrease in real estate assets	(84,860)	—
Decrease in mortgage and other indebtedness	134,354	—
Decrease in operating assets and liabilities	5,808	—
Decrease in intangible lease and other assets	(171)	—
Transfer of real estate assets in settlement of mortgage debt obligations:
Decrease in real estate assets	—	(11,834)
Decrease in mortgage and other indebtedness	—	25,956
Decrease in operating assets and liabilities	—	1,371
Decrease in intangible lease and other assets	—	(86)
Conversion of Operating Partnership units to common stock	—	21,065
(1)	See Note 8 for additional information.

Note 15 – Subsequent Events

In October 2021, Brookfield Square Anchor S, LLC (the “Brookfield Debtor”) filed for bankruptcy. For avoidance of doubt, the Plan and the disclosures related thereto in this quarterly report do not apply with respect to the Brookfield Debtor, which remains a debtor-in-possession and was not subject to the Plan.

In October 2021, the Company completed the sale of the Residences at Pearland Town Center for $8,750.

In October 2021, the foreclosure of Park Plaza was completed.

In October 2021, the loan secured by The Shoppes at Eagle Point was extended for one year with a new maturity date of October 2022.

On November 1, 2021, the conditions to effectiveness of the Plan were satisfied and the Debtors emerged from the Chapter 11 Cases. See Note 2 for more information.

In November 2021, HoldCo II redeemed $60,000 aggregate principal amount of the Secured Notes pursuant to an optional redemption, which left an outstanding balance of $395,000.

On November 2, 2021, the newly issued common stock of the Company commenced trading on the NYSE under the symbol CBL. See Note 2 for more information.

In November 2021, the Company used funds from its matured U.S. Treasury securities to purchase $149,997 in U.S. Treasury securities with maturities through November 2021.

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

Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained. It is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties. Currently, a significant factor that could cause actual outcomes to differ materially from our forward-looking statements is the adverse effect of the COVID-19 pandemic, and state and/or local regulatory responses to control it, on our financial condition, operating results and cash flows, our tenants and their customers, the real estate market in which we operate, the global economy and the financial markets. The extent to which the COVID-19 pandemic impacts us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the direct and indirect economic effects of the pandemic and containment measures, and potential changes in consumer behavior, among others. Further, there is a risk that both the Company and its tenants could experience future adverse impacts in complying with governmental COVID-19 vaccine mandates applicable to their respective workforces. In addition to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, such known risks and uncertainties, many of which may be influenced by the COVID-19 pandemic, include, without limitation:

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
•

uncertainty and economic impact of pandemics, epidemics or other public health emergencies or fear of such events, such as the recent COVID-19 pandemic and related governmental responses, such as the potential impacts of complying with any governmental vaccine mandates applicable to us or our tenants;

•	cyber-attacks or acts of cyber-terrorism;
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

Executive Overview

We are a self-managed, self-administered, fully integrated REIT that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air and mixed-use centers, outlet centers, associated centers, community centers, office and other properties. See Note 1 to the condensed consolidated financial statements for information on our property interests as of September 30, 2021. We have elected to be taxed as a REIT for federal income tax purposes.

On March 11, 2020, the World Health Organization classified COVID-19 as a pandemic. Due to the extraordinary governmental actions taken to contain COVID-19, we are unable to predict the full extent of the pandemic’s impact on our results of operations for 2021. As a result, we did not issue full-year 2021 guidance.

In response to COVID-19, we implemented strict procedures and guidelines for our employees, tenants and property visitors based on CDC and other health agency recommendations. Our properties continue to update these policies and procedures, following any new mandates and regulations, as required. The safety and health of our customers, employees and tenants remains a top priority.

While our financial and operating results for the third quarter continue to reflect the ongoing impact of COVID-19, we saw encouraging improvements in sales and traffic at our centers as vaccination rates increased and government restrictions were lessened, but uncertainty remains as variants of the virus cause further outbreaks. For the nine months ended September 30, 2021, same-center sales increased more than 16% as compared with the nine months ended September 30, 2019, which, if sustained, bodes well for future leasing efforts. Percentage rents and short-term rents increased significantly during the quarter as a result of the sales rebound. Improvements in the leasing environment, including increasing tenant demand and lower bankruptcy-related store closures, drove healthy occupancy growth as new leases signed year-to-date took occupancy. During the third quarter of 2021, we achieved our first quarter of year-over-year occupancy growth since the first quarter of 2019. Lease spreads also improved from prior quarters. Additionally, we have held expenses in check despite inflation pressures.

The mandated property closures in 2020 resulted in nearly all our tenants closing for a period of time and/or shortening operating hours. As a result, we experienced an increased level of requests for rent deferrals and abatements, as well as defaults on rent obligations. While, in general, we believe that tenants have a clear contractual obligation to pay rent, we have been working with our tenants to address rent deferral and abatement requests. The majority of these requests were addressed in 2020 and new requests for deferrals or abatements have slowed as sales and traffic rebound. We have granted rent deferrals of $45.9 million since the COVID-19 pandemic began. We also granted rent abatements of approximately $2.7 million and $12.1 million during the three and nine months ended September 30, 2021, respectively.

As discussed under Voluntary Reorganization under Chapter 11 below, the Debtors commenced the filing of the Chapter 11 Cases. The filing of the Chapter 11 Cases constituted an event of default that resulted in certain monetary obligations becoming immediately due and payable with respect to the secured credit facility and the senior unsecured notes. The filing of the Chapter 11 Cases also constituted an event of default with respect to certain property-level debt of the Operating Partnership’s subsidiaries, which may result in acceleration of the outstanding principal and other sums due. See Note 8 and Note 9 for additional information.

We had a net loss for the three and nine months ended September 30, 2021 of $42.9 million and $80.7 million, as compared to a net loss for the three and nine months ended September 30, 2020 of $44.4 million and $256.5 million, respectively. We recorded a net loss attributable to common shareholders for the three and nine months ended September 30, 2021 of $41.7 million and $77.4 million, as compared to a net loss attributable to common shareholders for the three and nine months ended September 30, 2020 of $54.1 million and $269.4 million, respectively. In addition to the ongoing impact of the COVID-19 pandemic, significant items that affected the comparability between the three and nine-month periods include:

•	Loss on impairment for the three and nine months ended September 30, 2021 that is $63.1 million higher and $26.6 million lower, respectively;
•	Gain on deconsolidation of $55.1 million for the nine months ended September 30, 2021;
•	Interest expense for the three and nine months ended September 30, 2021 that is $42.1 million and $95.3 million lower, respectively;
•	Gain on extinguishment of debt of $15.4 million for the three and nine months ended September 30, 2020;
•	Reorganization items for the three and nine months ended September 30, 2021 of $12.0 million and $52.0 million, respectively;
•	Gain on sales of real estate assets for the three and nine months ended September 30, 2021 that is $8.7 million and $5.8 million higher, respectively;
•	Income tax benefit (provision) for the three and nine months ended September 30, 2021 that is $1.8 million and $17.0 million lower, respectively.

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

Voluntary Reorganization under Chapter 11

On August 18, 2020, we entered into a Restructuring Support Agreement, (the “Original RSA”) with certain beneficial owners and/or investment advisors or managers of discretionary funds, accounts or other entities for the holders of beneficial owners (the “Consenting Noteholders”) representing in excess of 62%, including joining noteholders pursuant to joinder agreements, of the aggregate principal amount of the $450,000 of senior unsecured notes issued by the Operating Partnership in November 2013 that bear interest at 5.25% and mature on December 1, 2023 (the “2023 Notes”), the $300,000 of senior unsecured notes issued by the Operating Partnership in October 2014 that bear interest at 4.60% and mature on October 15, 2024 (the “2024 Notes”) and the $625,000 of senior unsecured notes issued by the Operating Partnership in December 2016 and September 2017 that bear interest at 5.95% and mature on December 15, 2026 (the “2026 Notes” and, collectively with the 2023 Notes and 2024 Notes, the "Notes").

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

Beginning on November 1, 2020 (the “Commencement Date”), CBL and the Operating Partnership, together with certain of its direct and indirect subsidiaries (collectively, the “Debtors”), filed voluntary petitions (the “Chapter 11 Cases”) under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Bankruptcy Court authorized the Debtors to continue to operate their businesses and manage their properties as debtors-in-possession pursuant to the Bankruptcy Code. The Chapter 11 Cases are being jointly administered for procedural purposes only under the caption In re CBL & Associates Properties, Inc., et al., Case No. 20-35226.

In connection with the Chapter 11 Cases, on August 11, 2021, the Bankruptcy Court entered an order, Docket No.1397 (Confirmation Order), confirming the Debtors’ Third Amended Joint Chapter 11 Plan of CBL & Associates Properties, Inc. and its Affiliated Debtors (With Technical Modifications) (as modified at Docket No. 1521, the “Plan”).

On November 1, 2021 (the “Effective Date”), the conditions to effectiveness of the Plan were satisfied and the Debtors emerged from the Chapter 11 Cases. We filed a notice of the Effective Date of the Plan with the Bankruptcy Court on November 1, 2021. See Note 2 for more information.

Liquidity and Going Concern Considerations

In accordance with the accounting guidance related to the presentation of financial statements, when preparing financial statements for each annual and interim reporting period, management evaluates whether there are conditions or events that, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. In making its assessment, management considered our current financial condition and liquidity sources, as well as the status of the Chapter 11 Cases.

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

As a result of our financial condition and the near-term maturities of substantial indebtedness, substantial doubt existed as of September 30, 2021 that we would be able to continue as a going concern.

On August 11, 2021, the Bankruptcy Court entered an order confirming the Plan which became effective after the close of business on November 1, 2021. Under the principles of fresh-start reporting, a new reporting entity (the “Successor”) will have approximately $1.3 billion of property-level debt and related obligations maturing or callable within the next 12 months of the Effective Date, which represents approximately 25-35% of projected annual operating cash flows of the Successor.

The Successor intends to refinance and/or extend the maturity date of such mortgage notes payable, however, in the instances where a refinancing and/or extension of maturity dates is unsuccessful the Successor would convey such property to the lender to satisfy its debt obligation.

We have prepared our financial statements in conformity with accounting principles generally accepted in the United States of America applicable to a going concern. The financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should we be unable to continue as a going concern.

Results of Operations

Properties that were in operation for the entire year during 2020 and the nine months ended September 30, 2021 are referred to as the “Comparable Properties.” Since January 1, 2020, we have opened two self-storage facilities, deconsolidated two properties and disposed of two properties:

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

Deconsolidations

Property	Location	Date of Deconsolidation
Asheville Mall (1)	Asheville, NC	January 2021
Park Plaza (1)	Little Rock, AR	March 2021
(1)	We deconsolidated the property due to a loss of control when the property was placed into receivership in connection with the foreclosure process.

Dispositions

Property	Location	Sales Date
Hickory Point Mall (1)	Forsyth, IL	August 2020
Burnsville Center (1)	Burnsville, MN	December 2020
(1)	Title to the property was transferred to the mortgage holder in satisfaction of the non-recourse debt secured by the property.

Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

Revenues

	Three Months Ended September 30,			Comparable Properties
	2021	2020	Change	Core	Non-core	Deconsolidation	Dispositions
Rental revenues	$145,539	$124,081	$21,458	$26,611	$2,148	$(4,310)	$(2,991)
Management, development and leasing fees	1,780	2,104	(324)	(324)	—	—	—
Other	3,056	3,712	(656)	(424)	113	(147)	(198)
Total revenues	$150,375	$129,897	$20,478	$25,863	$2,261	$(4,457)	$(3,189)

Rental revenues from the Comparable Properties increased primarily due to a significantly higher estimate of uncollectable revenues in the prior year period due to the impacts of the COVID-19 pandemic, as well as prior year rent concessions to tenants in bankruptcy or that are struggling financially due to the impacts of the COVID-19 pandemic. Percentage rent increased due to higher sales in the current period as sales and traffic have improved as vaccination rates increased and government restrictions were lessened.

Operating Expenses

	Three Months Ended September 30,			Comparable Properties
	2021	2020	Change	Core	Non-core	Deconsolidation	Dispositions
Property operating	$(23,818)	$(20,396)	$(3,422)	$(4,958)	$(396)	$920	$1,012
Real estate taxes	(13,957)	(17,215)	3,258	2,098	(26)	449	737
Maintenance and repairs	(9,482)	(8,425)	(1,057)	(1,485)	(124)	267	285
Property operating expenses	(47,257)	(46,036)	(1,221)	(4,345)	(546)	1,636	2,034
Depreciation and amortization	(46,479)	(53,477)	6,998	1,872	2,771	1,516	839
General and administrative	(13,502)	(25,497)	11,995	11,995	—	—	—
Loss on impairment	(63,160)	(46)	(63,114)	(25,123)	(37,991)	—	—
Litigation settlement	89	2,480	(2,391)	(2,391)	—	—	—
Other	(104)	—	(104)	(104)	—	—	—
Total operating expenses	$(170,413)	$(122,576)	$(47,837)	$(18,096)	$(35,766)	$3,152	$2,873

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

General and administrative expenses decreased primarily due to prepetition professional and legal fees incurred in the prior-year period related to our restructuring efforts. Professional and legal fees, as well as other costs, incurred in the current period related to our restructuring efforts are recorded in Reorganization items in the condensed consolidated statement of operations.

In the third quarter of 2021, we recognized $63.2 million of loss on impairment of real estate to write down the book value of two malls, a redeveloped anchor parcel, an associated center and an outparcel. See Note 6 to the condensed consolidated financial statements for more information.

Other Income and Expenses

Interest expense decreased $42.1 million during the three months ended September 30, 2021 compared to the prior-year period primarily due to not recognizing interest expense on the senior unsecured notes and the secured credit facility subsequent to the filing of the Chapter 11 Cases. The decrease was partially offset by an increase of default interest expense related to property-level non-recourse loans that are in default, which may not be payable depending on the outcome of negotiations with the lenders. In accordance with ASC 852, which limits the recognition of interest expense during a bankruptcy proceeding to only amounts that will be paid during the bankruptcy proceeding or that are probable of becoming allowed claims, interest was not accrued on the secured credit facility or the senior unsecured notes subsequent to the filing of the Chapter 11 Cases. See Note 2 for more information on our emergence from the Chapter 11 Cases.

During the three months ended September 30, 2020, we recorded a $15.4 million gain on extinguishment of debt related to Hickory Point Mall, which we transferred to the lender in satisfaction of the non-recourse debt secured by that property.

For the three months ended September 30, 2021 we recorded $12.0 million of reorganization items, which consists of professional fees, legal fees, retention bonuses and U.S. Trustee fees directly related to the Chapter 11 Cases.

Equity in losses of unconsolidated affiliates improved $5.2 million during the three months ended September 30, 2021 compared to the prior-year period. The improvement was primarily due to higher earnings of our unconsolidated affiliates and a reduction in uncollectable revenues in the current year-period as compared to the prior-year period due to the impacts of the mandated property closures during 2020 as a result of COVID-19.

Gain on sales of real estate assets increased $8.7 million compared to the prior-year period. During the three months ended September 30, 2021, we recognized $8.7 million of gain on sales of real estate assets primarily related to the sale of two anchors and three outparcels.

Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

Revenues

	Nine Months Ended September 30,			Comparable Properties
	2021	2020	Change	Core	Non-core	Deconsolidation	Dispositions
Rental revenues	$405,030	$405,476	$(446)	$19,277	$1,250	$(11,260)	$(9,713)
Management, development and leasing fees	4,888	5,251	(363)	(363)	—	—	—
Other	10,202	10,955	(753)	(208)	290	(322)	(513)
Total revenues	$420,120	$421,682	$(1,562)	$18,706	$1,540	$(11,582)	$(10,226)

Rental revenues from the Comparable Properties increased primarily due to a significantly higher estimate of uncollectable revenues in the prior year period due to the impacts of the COVID-19 pandemic, as well as prior year rent concessions to tenants in bankruptcy or that are struggling financially due to the impacts of the COVID-19 pandemic. Percentage rent increased due to higher sales in the current period as sales and traffic have improved as vaccination rates increased and governmental restrictions were lessened.

Operating Expenses

	Nine Months Ended September 30,			Comparable Properties
	2021	2020	Change	Core	Non-core	Deconsolidation	Dispositions
Property operating	$(65,243)	$(63,011)	$(2,232)	$(6,113)	$(971)	$2,211	$2,641
Real estate taxes	(45,618)	(53,500)	7,882	4,233	162	1,127	2,360
Maintenance and repairs	(29,047)	(25,675)	(3,372)	(4,717)	(367)	661	1,051
Property operating expenses	(139,908)	(142,186)	2,278	(6,597)	(1,176)	3,999	6,052
Depreciation and amortization	(142,090)	(162,042)	19,952	6,936	5,162	4,704	3,150
General and administrative	(37,383)	(62,060)	24,677	24,677	—	—	—
Loss on impairment	(120,342)	(146,964)	26,622	23,947	(37,160)	13,273	26,562
Litigation settlement	890	2,480	(1,590)	(1,590)	—	—	—
Other	(391)	(400)	9	74	(65)	—	—
Total operating expenses	$(439,224)	$(511,172)	$71,948	$47,447	$(33,239)	$21,976	$35,764

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

General and administrative expenses decreased primarily due to prepetition professional and legal fees incurred in the prior-year period related to our restructuring efforts. Professional and legal fees, as well as other costs, incurred in the current period related to our restructuring efforts are recorded in Reorganization items in the condensed consolidated statement of operations.

For the nine months ended September 30, 2021, we recognized $120.3 million of loss on impairment of real estate, which was primarily related to five malls, a redeveloped anchor parcel, an associated center and an outparcel. For the nine months ended September 30, 2020, we recognized $147.0 million of loss on impairment of real estate to write down the book value of three malls. See Note 6 to the condensed consolidated financial statements for more information.

Other Income and Expenses

Interest expense decreased $95.3 million during the nine months ended September 30, 2021 compared to the prior-year period primarily due to not recognizing interest expense on the senior unsecured notes and the secured credit facility subsequent to the filing of the Chapter 11 Cases. The decrease was partially offset by an increase of default interest expense related to property-level non-recourse loans that are in default, which may not be payable depending on the outcome of negotiations with the lenders. In accordance with ASC 852, which limits the recognition of interest expense during a bankruptcy proceeding to only amounts that will be paid during the bankruptcy proceeding or that are probable of becoming allowed claims, interest was not accrued on the secured credit facility or the senior unsecured notes subsequent to the filing of the Chapter 11 Cases. See Note 2 for more information on our emergence from the Chapter 11 Cases.

Interest and other income decreased $3.2 million during the nine months ended September 30, 2021 compared to the prior-year period primarily due to the payoff of a note receivable and gains resulting from insurance settlements in the prior-year period.

During the nine months ended September 30, 2020, we recorded a $15.4 million gain on extinguishment of debt related to Hickory Point Mall, which we transferred to the lender in satisfaction of the non-recourse debt secured by that property.

For the nine months ended September 30, 2021, we recorded $55.1 million of gain on deconsolidation related to Asheville Mall and Park Plaza. See Note 8 for more information.

The income tax benefit (provision) decreased $17.0 million as compared to the prior-year period due to a full valuation allowance of $16.8 million that was recorded on our deferred tax assets in the prior-year period.

For the nine months ended September 30, 2021, we recorded $52.0 million of reorganization items, which consists of professional fees, legal fees, retention bonuses and U.S. Trustee fees directly related to the Chapter 11 Cases.

Equity in losses of unconsolidated affiliates improved $2.9 million during the nine months ended September 30, 2021 compared to the prior-year period. The improvement was primarily due to higher earnings of our unconsolidated affiliates and a reduction in uncollectable revenues in the current year-period as compared to the prior-year period due to the impacts of the mandated property closures during 2020 as a result of COVID-19.

Gain on sales of real estate assets increased $5.8 million compared to the prior-year period. During the nine months ended September 30, 2021, we recognized $8.5 million of gain on sales of real estate assets primarily related to the sale of three anchors and three outparcels. During the nine months ended September 30, 2020, we recognized $2.7 million of gain on sales of real estate assets primarily related to the sale of three outparcels.

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

Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net loss for the three- and nine-month periods ended September 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(42,881)	$(44,424)	$(80,722)	$(256,511)
Adjustments: (1)
Depreciation and amortization	59,388	66,796	180,846	201,180
Interest expense	29,023	69,213	93,968	183,035
Abandoned projects expense	104	—	391	400
(Gain) loss on sales of real estate assets	(8,684)	55	(8,492)	(2,708)
Gain on sales of real estate assets of unconsolidated affiliates	(70)	—	(70)	—
Gain on extinguishment of debt	—	(15,407)	—	(15,407)
Gain on deconsolidation	—	—	(55,131)	—
Loss on impairment	63,160	46	120,342	146,964
Litigation settlement	(89)	(2,480)	(890)	(2,480)
Reorganization items	12,008	—	52,014	—
Income tax (benefit) provision	(1,234)	546	222	17,189
Lease termination fees	(2,051)	(1,722)	(3,329)	(3,375)
Straight-line rent and above- and below-market lease amortization	(2,771)	2,662	961	631
Net loss attributable to noncontrolling interests in other consolidated subsidiaries	76	937	1,344	1,631
General and administrative expenses	13,502	25,497	37,383	62,060
Management fees and non-property level revenues	(1,344)	(4,415)	(7,135)	(9,746)
Operating Partnership's share of property NOI	118,137	97,304	331,702	322,863
Non-comparable NOI	(5,843)	(8,517)	(17,037)	(28,088)
Total same-center NOI	$112,294	$88,787	$314,665	$294,775
(1)

Adjustments are based on our Operating Partnership's pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.

Same-center NOI increased 26.5% for the three months ended September 30, 2021 as compared to the prior-year period. The $23.5 million increase for the three months ended September 30, 2021 compared to the same period in 2020 primarily consisted of a $27.4 million increase in revenues offset by a $3.9 million increase in operating expenses. Rental revenues increased $26.8 million during the quarter primarily due to a decrease in uncollectable revenues in the current period as compared to the prior year period, as well as prior year rent concessions to tenants that are in bankruptcy or are struggling financially due to the impacts of the COVID-19 pandemic. Percentage rent increased due to higher sales in the current period as sales and traffic have improved as vaccination rates increased and government restrictions were lessened and the COVID-19 pandemic had a significant impact on sales and traffic in the prior-year period.

Same-center NOI increased 6.7% for the nine months ended September 30, 2021 as compared to the prior-year period. The $19.9 million increase for the nine months ended September 30, 2021 compared to the same period in 2020 primarily consisted of a $27.2 million increase in revenues offset by a $7.3 million increase in operating expenses. Rental revenues increased $26.3 million during the nine months ended September 30, 2021, primarily due to a decrease in uncollectable revenues in the current period as compared to the prior year period, as well as prior year rent concessions to tenants that are in bankruptcy or are struggling financially due to the impacts of the COVID-19 pandemic. Percentage rent increased due to higher sales in the current period as sales and traffic have improved as vaccination rates increased and government restrictions were lessened and the COVID-19 pandemic had a significant impact on sales and traffic in the prior-year period.

Our consolidated unencumbered properties generated approximately 35.9% of total consolidated NOI of $253.2 million (which is at our share and excludes NOI related to dispositions or lender properties) for the nine months ended September 30, 2021.

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
(2)

Non-stabilized Malls - Malls that are in their initial lease-up phase. After three complete calendar years of operation, they are reclassified on January 1 of the fourth calendar year to the stabilized mall category. The Outlet Shoppes at Laredo was classified as a non-stabilized mall as of September 30, 2020.

(3)	Excluded Malls - We exclude malls from our core portfolio if they are categorized as a Lender Mall, for which operational metrics are excluded:
•

Lender Malls - Malls for which we are working or intend to work with the lender on a restructure of the terms of the loan secured by the property or convey the secured property to the lender. Asheville Mall, EastGate Mall, Greenbrier Mall, The Outlet Shoppes at Gettysburg, The Outlet Shoppes at Laredo, Park Plaza and Parkdale Mall were classified as Lender Malls as of September 30, 2021. Asheville Mall, Burnsville Center, EastGate Mall, Greenbrier Mall and Park Plaza were classified as Lender Malls as of September 30, 2020. Lender Malls are excluded from our same-center pool as decisions made while in discussions with the lender may lead to metrics that do not provide relevant information related to the condition of these properties.

We derive the majority of our total revenues from the mall properties. The sources of our total revenues by property type were as follows:

	As of September 30,
	2021	2020
Malls	89.9%	90.4%
Other Properties	10.1%	9.6%

Mall Store Sales

Mall store sales include reporting mall tenants of 10,000 square feet or less for stabilized malls and exclude license agreements, which are retail contracts that are temporary or short-term in nature and generally last more than three months but less than twelve months. Due to temporary mall and store closures that occurred in 2020 because of the COVID-19 pandemic, the majority of CBL’s tenants did not report sales for the full reporting period. As a result, the following is a comparison of the change in our same-center sales per square foot for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2019:

% Change
Stabilized mall same-center sales per square foot	16.8%

Occupancy

Our portfolio occupancy is summarized in the following table (1):

	As of September 30,
	2021	2020
Total portfolio	88.4%	86.6%
Malls:
Total Mall portfolio	86.3%	85.0%
Same-center Malls	86.3%	85.5%
Stabilized Malls	86.3%	85.4%
Other Properties:
Associated centers	94.8%	89.1%
Community centers	94.5%	94.4%
(1)

As noted above, excluded properties are not included in occupancy metrics. Occupancy for malls represents percentage of mall store gross leasable area occupied under 20,000 square feet. Occupancy for other properties represents percentage of gross leasable area occupied.

Bankruptcy-related store closures impacted 2021 occupancy by approximately 193 basis points or 316,000 square feet.

Leasing

The following is a summary of the total square feet of leases signed in the three- and nine-month periods ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating portfolio:
New leases	118,683	43,654	473,105	463,771
Renewal leases	379,096	553,848	1,671,201	1,276,343
Development portfolio:
New leases	—	—	60,059	7,929
Total leased	497,779	597,502	2,204,365	1,748,043

Average annual base rents per square foot are based on contractual rents in effect as of September 30, 2021 and 2020, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type:

	September 30,
	2021	2020
Malls (1):
Same-center Stabilized Malls	$29.87	$30.67
Stabilized Malls	29.87	30.49
Other Properties (2):	15.24	15.54
Associated centers	13.48	14.02
Community centers	16.85	16.78
Office buildings	19.35	19.14
(1)	Excluded properties are not included.
(2)	Average base rents for associated centers, community centers and office buildings include all leased space, regardless of size.

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the three- and nine-month periods ended September 30, 2021 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (1)	% Change Average
Quarter-to-Date:
All Property Types (2)	246,631	$53.20	$46.95	(11.8)%	$47.46	(10.8)%
Stabilized Malls	204,628	59.06	51.37	(13.0)%	51.86	(12.2)%
New leases	42,156	52.80	38.24	(27.6)%	42.08	(20.3)%
Renewal leases	162,472	60.69	54.78	(9.7)%	54.40	(10.4)%

Year-to-Date:
All Property Types (2)	1,360,323	$37.61	$31.34	(16.7)%	$31.81	(15.4)%
Stabilized Malls	1,190,770	40.07	32.63	(18.6)%	33.07	(17.5)%
New leases	177,657	39.56	30.19	(23.7)%	32.28	(18.4)%
Renewal leases	1,013,113	40.16	33.06	(17.7)%	33.21	(17.3)%

(1)	Average gross rent does not incorporate allowable future increases for recoverable common area expenses.
(2)	Includes stabilized malls, associated centers, community centers and office buildings.

New and renewal leasing activity of comparable small shop space of less than 10,000 square feet based on the lease commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2021:
New	88	212,209	6.46	$32.48	$34.79	$38.16	$(5.68)	(14.9)%	$(3.37)	(8.8)%
Renewal	386	1,235,429	2.16	27.47	27.66	33.47	(6.00)	(17.9)%	(5.81)	(17.4)%
Commencement 2021 Total	474	1,447,638	2.96	28.21	28.70	34.16	(5.95)	(17.4)%	(5.46)	(16.0)%

Commencement 2022:
New	12	32,149	7.86	33.32	35.35	26.03	7.29	28.0%	9.32	35.8%
Renewal	92	248,954	2.69	39.61	39.94	42.72	(3.11)	(7.3)%	(2.78)	(6.5)%
Commencement 2022 Total	104	281,103	3.29	38.89	39.42	40.82	(1.93)	(4.7)%	(1.40)	(3.4)%

Total 2021/2022	578	1,728,741	3.02	$29.94	$30.44	$35.24	$(5.30)	(15.0)%	$(4.80)	(13.6)%

Liquidity and Capital Resources

As previously discussed, on the Effective Date, the conditions to effectiveness of the Plan were satisfied and the Debtors emerged from the Chapter 11 Cases. The Plan provided for the elimination of more than $1.6 billion of debt and preferred obligations, including an aggregate cash payment of $195.0 million as noted below, as well as a significant reduction in interest expense. In exchange for their approximately $1.4 billion in principal amount of senior unsecured notes and $133.0 million in principal amount of the secured credit facility, Consenting Noteholders, other noteholders, and certain holders of unsecured claims against the Company received, in the aggregate, $95.0 million in cash, $455.0 million of new senior secured notes, $100.0 million of new convertible secured notes, based upon the election by certain Consenting Noteholders, and 89% in common equity of the newly reorganized company (subject to dilution, as set forth in the Plan). Certain Consenting Noteholders also provided $50.0 million of new money in exchange for additional new convertible secured notes. Pursuant to the Plan the remaining bank lenders, holding $983.7 million in principal amount under the secured credit facility, received $100.0 million in cash and a new $883.7 million secured term loan. Existing common and preferred shareholders each received 5.5% of common equity in the newly reorganized company. See Note 2 for more detailed information.

As of September 30, 2021, we had $268.0 million available in unrestricted cash and $100.0 million in U.S. Treasury securities. Our total pro rata share of debt at September 30, 2021 was $4,363.8 million. The $162.8 million in restricted cash at September 30, 2021 related to cash held in escrow accounts for insurance, real estate taxes, capital expenditures and tenant allowances as required by the terms of certain mortgage notes payable, as well as amounts related to properties that secure the credit facility and cash management agreements with lenders of certain property-level mortgage indebtedness, which are designated for debt service and operating expense obligations.

During the three and nine months ended September 30, 2021, we have continued to reinvest in U.S. Treasury securities using the cash that was drawn on the secured line of credit to preserve liquidity at the beginning of the COVID-19 pandemic. We designated our U.S. Treasury securities as available-for-sale. As of September 30, 2021, our U.S. Treasury securities have maturities through October 2021. Subsequent to September 30, 2021, we reinvested proceeds from matured U.S. Treasury securities into new U.S. Treasury securities. See Note 15 for more information.

In March 2021, we reached agreements with the lenders to modify the loans secured by Hammock Landing Phases I & II and The Pavilion at Port Orange. Each agreement provides an additional four-year term, with a one-year extension option, for a fully extended maturity date of February 2026. These loans had a combined outstanding loan balance of $105.4 million at September 30, 2021. Additionally, each such agreement provided forbearance related to the default triggered as a result of the Chapter 11 Cases, which was waived upon the Effective Date.

In March 2021, we reached an agreement with the lender to modify the loan secured by Ambassador Infrastructure. The agreement provides an additional four-year term with a fixed interest rate of 3.0%. The extended loan, maturing in March 2025, has an outstanding balance of $8.3 million, as $1.1 million was paid down in conjunction with the modification. The agreement provides a waiver related to the default triggered as a result of the Chapter 11 Cases, which was waived upon the Effective Date.

On May 26, 2021, the subsidiary that owns The Outlet Shoppes at Laredo filed for bankruptcy. In September 2021, the subsidiary that owns The Outlet Shoppes at Laredo reached an agreement with the lender to dismiss the bankruptcy case and amend the loan secured by The Outlet Shoppes at Laredo. The loan term was extended through June 2023 and contains a one-year extension option.

Subsequent to September 30, 2021, the loan secured by The Shoppes at Eagle Point was extended for one year with a new maturity date of October 2022. See Note 15.

Our total share of consolidated, unconsolidated and other outstanding debt maturing during 2021, assuming all extension options are elected, is $481.6 million, and we are in discussions with the existing lenders to modify and extend or otherwise refinance the loans. The filing of the Chapter 11 Cases also constituted an event of default with respect to certain property-level debt of the Operating Partnership’s subsidiaries, which may have resulted in the automatic acceleration of certain monetary obligations or may give the applicable lender the right to accelerate such amounts. We entered forbearance and/or waiver agreements with many of our lenders, which were contingent upon the Plan becoming effective and our successful emergence from bankruptcy. With the Plan becoming effective on November 1, 2021, we expect the default and/or default interest on the loans where a forbearance and/or waiver agreement was reached to become effective. We remain in negotiations with lenders regarding loan extensions and loan defaults where a forbearance and/or waiver agreement have not been reached. See Note 8 and Note 9 for more information.

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

Cash Flows - Operating, Investing and Financing Activities

There was $430.9 million of cash, cash equivalents and restricted cash as of September 30, 2021, an increase of $309.1 million from December 31, 2020. Of this amount, $268.1 million was unrestricted cash and cash equivalents as of September 30, 2021. Also, at September 30, 2021, we had $100.0 million in U.S. Treasuries with maturities through October 2021.

Our net cash flows are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Net cash provided by operating activities	$202,170	$59,192	$142,978
Net cash provided by (used in) investing activities	139,180	(201,504)	340,684
Net cash provided by (used in) financing activities	(32,168)	224,486	(256,654)
Net cash flows	$309,182	$82,174	$227,008

Cash Provided by Operating Activities

Cash provided by operating activities increased $143.0 million primarily due to operating cash flows in the prior-year period being significantly impacted by rent deferrals and abatements that we granted to tenants experiencing financial difficulties due to the COVID-19 pandemic. Also, operating cash flows improved due to not paying interest on the secured credit facility and senior unsecured notes as a result of the filing of the Chapter 11 Cases.

Cash Provided by (Used in) Investing Activities

During the nine months ended September 30, 2020, net cash used in investing activities was primarily related to the purchase of U.S. Treasury securities for $153.2 million using a portion of the $280.0 million that we drew on our secured line of credit. During the nine months ended September 30, 2021, we had U.S. Treasury securities mature that we immediately reinvested in new U.S. Treasury securities. Subsequent to September 30, 2021, we purchased additional U.S. Treasury securities with proceeds that matured on September 30, 2021 (see Note 15). We also had a decrease in additions to real estate assets in the current-year period as compared to the prior-year period as a result of programs put in place to reduce capital expenditures and preserve liquidity.

Cash Provided by (Used in) Financing Activities

During the nine months ended September 30, 2020, the net cash inflow is primarily due to the $280.0 million draw on our secured credit facility in order to increase liquidity and preserve financial flexibility in light of the uncertainty surrounding the impact of the COVID-19 pandemic. During the nine months ended September 30, 2021, cash used in financing activities primarily relates to principal payments on mortgages.

Pre-Emergence Debt of the Company

CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, that it has a direct or indirect ownership interest in, is the borrower on all our debt. CBL is a limited guarantor of the Notes, as described in Note 9 to the condensed consolidated financial statements, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. We also provide a similar limited guarantee of the Operating Partnership's obligations with respect to our secured credit facility as of September 30, 2021. See Note 2 for more information on our post-emergence debt.

Pre-Emergence Debt of the Operating Partnership

The below tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands). See Note 2 for more information on our post-emergence debt.

Mortgage and other indebtedness, net, consisted of the following:
September 30, 2021:	Consolidated	Noncontrolling Interests	Other Debt (1)	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Non-recourse loans on operating Properties (3)	$955,175	$(29,563)	$138,926	$603,438	$1,667,976	4.74%
Recourse loan on operating Property (4)	—	—	—	8,250	8,250	3.00%
Construction loan	—	—	—	3,478	3,478	5.05%
Total fixed-rate debt	955,175	(29,563)	138,926	615,166	1,679,704	4.73%
Variable-rate debt:
Recourse loans on operating Properties	67,111	—	—	86,552	153,663	2.95%
Construction loans	—	—	—	40,785	40,785	2.64%
Total variable-rate debt	67,111	—	—	127,337	194,448	2.89%
Total fixed-rate and variable-rate debt	1,022,286	(29,563)	138,926	742,503	1,874,152	4.54%
Unamortized deferred financing costs (5)	(3,202)	225	—	(2,404)	(5,381)
Total mortgage and other indebtedness, net	$1,019,084	$(29,338)	$138,926	$740,099	$1,868,771

Mortgage and other indebtedness included in liabilities subject to compromise consisted of the following:
September 30, 2021:	Consolidated	Noncontrolling Interests	Other Debt (1)	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Senior unsecured notes due 2023 (6)	$450,000	$—	$—	$—	$450,000	5.25%
Senior unsecured notes due 2024 (6)	300,000	—	—	—	300,000	4.60%
Senior unsecured notes due 2026 (6)	625,000	—	—	—	625,000	5.95%
Total fixed-rate debt	1,375,000	—	—	—	1,375,000	5.43%
Variable-rate debt:
Secured line of credit (7)	675,926	—	—	—	675,926	9.50%
Secured term loan (7)	438,750	—	—	—	438,750	9.50%
Total variable-rate debt	1,114,676	—	—	—	1,114,676	9.50%
Total fixed-rate and variable-rate debt	2,489,676	—	—	—	2,489,676	7.25%
Unpaid accrued interest (8)	57,644	—	—	—	57,644
Prepetition unsecured or under secured liabilities	4,366	—	—	—	4,366
Total liabilities subject to compromise	$2,551,686	$—	$—	$—	$2,551,686

Mortgage and other indebtedness, net, consisted of the following:
December 31, 2020:	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Non-recourse loans on operating Properties (3)	$1,120,203	$(30,177)	$612,458	$1,702,484	4.74%
Recourse loan on operating Property (4)	—	—	9,360	9,360	3.74%
Construction loan	—	—	3,406	3,406	5.05%
Total fixed-rate debt	1,120,203	(30,177)	625,224	1,715,250	4.74%
Variable-rate debt:
Recourse loans on operating Properties	68,061	—	88,511	156,572	4.59%
Construction loans	—	—	33,222	33,222	3.11%
Total variable-rate debt	68,061	—	121,733	189,794	4.33%
Total fixed-rate and variable-rate debt	1,188,264	(30,177)	746,957	1,905,044	4.70%
Unamortized deferred financing costs	(3,433)	265	(2,844)	(6,012)
Total mortgage and other indebtedness, net	$1,184,831	$(29,912)	$744,113	$1,899,032

Mortgage and other indebtedness included in liabilities subject to compromise consisted of the following:
December 31, 2020:	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (2)
Fixed-rate debt:
Senior unsecured notes due 2023 (6)	$450,000	$—	$—	$450,000	5.25%
Senior unsecured notes due 2024 (6)	300,000	—	—	300,000	4.60%
Senior unsecured notes due 2026 (6)	625,000	—	—	625,000	5.95%
Total fixed-rate debt	1,375,000	—	—	1,375,000	5.43%
Variable-rate debt:
Secured line of credit (7)	675,926	—	—	675,926	9.50%
Secured term loan (7)	438,750	—	—	438,750	9.50%
Total variable-rate debt	1,114,676	—	—	1,114,676	9.50%
Total fixed-rate and variable-rate debt	2,489,676	—	—	2,489,676	7.25%
Unpaid accrued interest (8)	57,644	—	—	57,644
Prepetition unsecured or under secured liabilities	4,170	—	—	4,170
Total liabilities subject to compromise	$2,551,490	$—	$—	$2,551,490
(1)

During the nine months ended September 30, 2021, we deconsolidated Asheville Mall and Park Plaza due to a loss of control when the properties were placed into receivership in connection with the foreclosure process.

(2)	Weighted-average interest rate excludes amortization of deferred financing costs.
(3)

An unconsolidated affiliate has an interest rate swap on a notional amount outstanding of $41,651 as of September 30, 2021 and $42,654 as of December 31, 2020 related to a variable-rate loan on Ambassador Town Center to effectively fix the interest rate on this loan to a fixed-rate of 3.22%.

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

(5)

Unamortized deferred financing costs amounting to $2,310 and $1,256 for our share of certain consolidated and unconsolidated property-level, non-recourse mortgage loans, respectively, may be required to be written off in the event that a waiver or restructuring of terms cannot be negotiated and the debt is either redeemed or otherwise extinguished.

(6)

In accordance with ASC 852, which limits the recognition of interest expense during a bankruptcy proceeding to only amounts that will be paid during the bankruptcy proceeding or that are probable of becoming allowed claims, interest has not been accrued on the senior unsecured notes subsequent to the filing of the Chapter 11 Cases. The outstanding amount of the senior unsecured notes is included in liabilities subject to compromise in the accompanying condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020. On the Effective Date, the Notes were cancelled by operation of the Plan. See Note 2 for more information.

(7)

The administrative agent informed the Company that interest will accrue on all outstanding obligations at the post-default rate, which is equal to the rate that otherwise would be in effect plus 5.0%. The post-default interest rate at September 30, 2021 and December 31, 2020 was 9.50%. In accordance with ASC 852, which limits the recognition of interest expense during a bankruptcy proceeding to only amounts that will be paid during the bankruptcy proceeding or that are probable of becoming allowed claims, interest has not been accrued on the secured credit facility subsequent to the filing of the Chapter 11 Cases. The outstanding amount of the secured credit facility is included in liabilities subject to compromise in the accompanying condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020. On the Effective Date, an affiliate of the Company entered into the Exit Credit Agreement, which amended the pre-emergence secured credit facility. See Note 2 for more information.

(8)	As of September 30, 2021 and December 31, 2020, represents interest accrued on the secured credit facility and senior unsecured notes prior to the filing of the Chapter 11 Cases.

The weighted-average remaining term of our total share of consolidated, unconsolidated and other debt was 2.4 years and 3.1 years at September 30, 2021 and December 31, 2020, respectively. The weighted-average remaining term of our pro rata share of fixed-rate debt was 2.7 years and 3.4 years at September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021 and December 31, 2020, our pro rata share of consolidated and unconsolidated variable-rate debt represented 30.0% and 29.7%, respectively, of our total pro rata share of debt.

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

The guarantees of the Guarantor Subsidiaries are joint and several and full and unconditional. The guarantees are unsecured and effectively subordinated to any existing and future secured debt that a Guarantor Subsidiary may have to the extent of the value of the assets securing such debt. Each Guarantor Property’s obligation will remain until the earlier of such time as (i) all guaranteed obligations have been paid in full in cash and each guaranteed obligation has been terminated or cancelled in accordance with its terms or (ii) any such Guarantor Subsidiary ceases to be a guarantor under the senior secured credit facility. The Guarantor Subsidiaries’ maximum guarantee related to the secured credit facility is $1,114.7 million as of September 30, 2021, and the maximum guarantee related to the Notes is $1,375.0 million as of September 30, 2021.

The following tables present summarized financial information for the Operating Partnership and the Guarantor Subsidiaries on a combined basis. The summarized financial information does not include the Operating Partnership’s investments in non-guarantor subsidiaries nor the earnings from non-guarantor subsidiaries. Intercompany transactions between the Operating Partnership and the Guarantor Subsidiaries have been eliminated. The summarized balance sheet information is as of September 30, 2021 and December 31, 2020 and the summarized statement of operations information is for the three and nine-month periods ended September 30, 2021 and 2020 (amounts are presented in thousands).

	September 30, 2021	December 31, 2020
Net investment in real estate assets	$1,345,245	$1,428,482
Total assets (1)	1,744,921	1,673,179
Total liabilities (2)	2,815,878	2,884,808

	Three Months Ended September 30,
	2021	2020
Total revenues (3)	$62,040	$54,507
Total expenses (4)	(61,934)	(207,788)
Net income (loss)	352	(146,024)

	Nine Months Ended September 30,
	2021	2020
Total revenues (3)	$171,410	$167,917
Total expenses (4)	(206,725)	(288,842)
Net income (loss)	8,157	(119,132)
(1)	Total assets include an intercompany note receivable with a non-guarantor subsidiary of $4,586 and $4,698 as of September 30, 2021 and December 31, 2020, respectively.
(2)	Total liabilities include intercompany liabilities of $9,092 and $2,781 as of September 30, 2021 and 2020, respectively.
(3)

Total revenues include revenues derived from non-guarantor subsidiaries of $7 and $63 for the three months ended September 30, 2021 and 2020, respectively. Total revenues include revenues derived from non-guarantor subsidiaries of $62 and $160 for the nine months ended September 30, 2021 and 2020, respectively.

(4)

Total expenses include expenses incurred with non-guarantor subsidiaries of $6,962 and $4,156 for the three months ended September 30, 2021 and 2020, respectively. Total expenses include expenses incurred with non-guarantor subsidiaries of $24,106 and $24,468 for the nine months ended September 30, 2021 and 2020, respectively.

Pre-Emergence Financial Covenants and Restrictions

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
Pre-Emergence Equity

In 2019, we suspended all future dividends on our common stock and preferred stock, as well as distributions to all noncontrolling interest investors in our Operating Partnership. The dividend arrearage created by our board of directors’ decision to suspend the dividends that continue to accrue on our outstanding preferred stock currently makes us ineligible to use the abbreviated, and less costly, SEC Form S-3 registration statement to register our securities for sale. This means we will be required to use a registration statement on Form S-11 to register additional securities for sale with the SEC, which we expect to hinder our ability to act quickly in relation to, and raise our costs incurred in, future capital raising activities. This preferred dividend arrearage (and the Operating Partnership’s related arrearage in distributions to its preferred units of limited partnership underlying our outstanding preferred shares), under the terms of our preferred stock, also require that we not resume any payment of dividends on our common stock unless full cumulative dividends accrued with respect to our preferred stock (and such underlying preferred units) for all past quarters and the then-current quarter are first declared and paid in cash, or declared with a sum sufficient for the payment thereof having been set apart for such payment in cash. In addition, for so long as this distribution suspension results in the existence of a distribution shortfall (as described in the Partnership Agreement of the Operating Partnership) with respect to any of the S-SCUs, the L-SCUs or the K-SCUs (an “SCU Distribution Shortfall”), the terms of the Operating Partnership Agreement state that we (i) may not cause the Operating Partnership to resume distributions to holders of its outstanding common units of limited partnership interest until all holders of SCUs have received distributions sufficient to satisfy the SCU Distribution Shortfall for all prior quarters and the then-current quarter (which effectively would also prevent the resumption of common stock dividends, since our common stock dividends are funded by distributions the Company receives on the underlying common units it holds in the Operating Partnership) and (ii) may not elect to settle any exchange requested by a holder of common units of the Operating Partnership in cash, and may only settle any such exchange through the issuance of shares of common stock or other units of the Operating Partnership ranking junior to any such units as to which a distribution shortfall exists. Our board of directors prospectively approved that, to the extent any partners exercise any or all of their exchange rights while the existence of the SCU Distribution Shortfall requires an exchange to be settled through the issuance of shares of common stock or other units of the Operating Partnership, the consideration paid shall be in the form of shares of common stock. We did not pay any further dividends with respect to the Company’s outstanding common stock and preferred stock, or any distributions with respect to the Operating Partnership’s outstanding units of partnership interest, prior to the conclusion of our reorganization pursuant to the emergence from the Chapter 11 Cases, which extinguished all claims related to the accrued and unpaid preferred stock dividends and the Operating Partnership unit SCU Distribution Shortfall discussed above. In regard to future dividend distributions with respect to new equity securities issued pursuant to the Chapter 11 Cases, we will review taxable income on a regular basis and take measures, if necessary, to ensure that we meet the minimum distribution requirements to maintain our status as a REIT.

See Delisting of Common Stock and Depositary Shares in Note 2 to the condensed consolidated financial statements for additional information regarding the suspension of NYSE trading in our common stock and the depositary shares representing our Series D Preferred Stock and Series E Preferred Stock pursuant to a notice we received from the NYSE regarding our non-compliance with the NYSE Listing Standards. On the Effective Date, by operation of the Plan, all agreements, instruments, and other documents evidencing, relating to or connected with any equity interests of the Company, including the REIT’s common stock, and the REIT’s preferred stock and related depositary shares, issued and outstanding immediately prior to the Effective Date, and any rights of any holder in respect thereof, were deemed cancelled, discharged and of no force or effect. On November 2, 2021, our newly issued common stock commenced trading on the NYSE under the symbol CBL.

Market Capitalization

Our total-market capitalization as of September 30, 2021 was as follows (in thousands, except stock prices):

	Shares Outstanding (1)	Stock Price (2)
Common stock and Operating Partnership units	201,555	$0.18
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00
6.625% Series E Cumulative Redeemable Preferred Stock	690	250.00
(1)

As noted above, on the Effective Date, by operation of the Plan, all agreements, instruments, and other documents evidencing, relating to or connected with any equity interests of the Company, including the REIT’s old common stock, and the REIT’s preferred stock and related depositary shares, issued and outstanding immediately prior to the Effective Date, and any rights of any holder in respect thereof, were deemed cancelled, discharged and of no force or effect. On November 2, 2021, our newly issued common stock commenced trading on the NYSE under the symbol CBL.

(2)

Stock price for common stock and Operating Partnership units equals the closing price of CBL's common stock on September 30, 2021 on the OTC Markets, operated by the OTC Markets Group, Inc. The stock prices for the preferred stock represent the liquidation preference of each respective series of preferred stock.

Capital Expenditures

Deferred maintenance and capital expenditures are generally included in the determination of common area maintenance (“CAM”) expense that is billed to tenants in accordance with their lease agreements.

The following table, which excludes expenditures for developments, redevelopments and expansions, summarizes these capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three and nine months ended September 30, 2021 compared to the same periods in 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Tenant allowances (1)	$4,990	$1,426	$9,242	$10,181

Deferred maintenance:
Parking area and parking area lighting	802	—	859	270
Roof repairs and replacements	220	230	538	2,234
Other capital expenditures	1,873	1,113	4,126	4,954
Total deferred maintenance	2,895	1,343	5,523	7,458

Capitalized overhead	198	245	665	980

Capitalized interest	—	438	32	1,530

Total capital expenditures	$8,083	$3,452	$15,462	$20,149
(1)	Tenant allowances primarily relate to new leases. Tenant allowances related to renewal leases were not material for the periods presented.

Annual capital expenditures budgets are prepared for each of our properties that are intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, and readily available cash on hand will provide the necessary funding for these expenditures.

Developments and Redevelopments

Properties Opened During the Nine Months Ended September 30, 2021

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2021 Cost	Opening Date	Initial Unleveraged Yield
Outparcel Developments:
Hamilton Place - Aloft Hotel (3)(4)	Chattanooga, TN	50%	89,674	$12,000	$11,960	$3,134	Jun-21	9.2%
Pearland Town Center - HCA Offices	Pearland, TX	100%	48,416	14,186	12,787	5,365	Jun-21	11.8%
			138,090	$26,186	$24,747	$8,499

Properties Under Development at September 30, 2021

(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	2021 Cost	Expected Opening Date	Initial Unleveraged Yield
Outparcel Developments:
Kirkwood Mall - Five Guys, Blaze Pizza, Thrifty White, Pancheros, Chick-fil-A	Bismarck, ND	100%	15,275	$7,176	$2,586	$2,383	Q2 '22	8.9%

Redevelopments:
Cross Creek Sears Redevelopment - Longhorn's, Rooms To Go (5)	Fayetteville, NC	100%	13,494	5,252	3,373	2,149	Q4 '21	5.3%
Total Properties Under Development			28,769	$12,428	$5,959	$4,532
(1)	Total Cost is presented net of reimbursements to be received.
(2)	Cost to Date does not reflect reimbursements until they are received.
(3)	Yield is based on expected yield upon stabilization.
(4)	Total cost includes a construction loan of $8,400 (at our share), a non-cash allocated value for our land contribution of $2,200 and cash contributions of $1,400.
(5)	The return reflected represents a pro forma incremental return as Total Cost excludes the cost related to the acquisition of the Sears (Cross Creek Mall) building.

Off-Balance Sheet Arrangements

Unconsolidated Affiliates

We have ownership interests in 31 unconsolidated affiliates as of September 30, 2021 that are described in Note 8 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as investments in unconsolidated affiliates.

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

See Note 12 to the condensed consolidated financial statements for information related to our guarantees of unconsolidated affiliates' debt as of September 30, 2021 and December 31, 2020.

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

Our Annual Report on Form 10-K for the year ended December 31, 2020 contains a discussion of our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these policies and estimates during the nine months ended September 30, 2021. Our significant accounting policies are disclosed in Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We present both FFO allocable to Operating Partnership common unitholders and FFO allocable to common shareholders, as we believe that both are useful performance measures. We believe FFO allocable to Operating Partnership common unitholders is a useful performance measure since we conduct substantially all our business through our Operating Partnership and, therefore, it reflects the performance of the properties in absolute terms regardless of the ratio of ownership interests of our common shareholders and the noncontrolling interest in our Operating Partnership. We believe FFO allocable to common shareholders is a useful performance measure because it is the performance measure that is most directly comparable to net loss attributable to common shareholders.

In our reconciliation of net loss attributable to common shareholders to FFO allocable to Operating Partnership common unitholders that is presented below, we make an adjustment to add back noncontrolling interest in loss of our Operating Partnership in order to arrive at FFO of the Operating Partnership common unitholders. We then apply a percentage to FFO of the Operating Partnership common unitholders to arrive at FFO allocable to common shareholders. The percentage is computed by taking the weighted-average number of common shares outstanding for the period and dividing it by the sum of the weighted-average number of common shares and the weighted-average number of Operating Partnership units held by noncontrolling interests during the period.

FFO does not represent cash flows from operations as defined by GAAP, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net loss for purposes of evaluating our operating performance or to cash flow as a measure of liquidity.

We believe that it is important to identify the impact of certain significant items on our FFO measures for a reader to have a complete understanding of our results of operations. Therefore, we have also presented adjusted FFO measures excluding these significant items from the applicable periods. Please refer to the reconciliation of net loss attributable to common shareholders to FFO allocable to Operating Partnership common unitholders below for a description of these adjustments.

FFO of the Operating Partnership increased to $74.5 million for the three months ended September 30, 2021 from $11.4 million for the prior-year period; and increased to $215.5 million for the nine months ended September 30, 2021 from $57.2 million for the prior-year period. Excluding the adjustments noted below, FFO of the Operating Partnership, as adjusted, increased to $95.3 million for the three months ended September 30, 2021 from $9.0 million for the same period in 2020; and increased to $243.5 million for the nine months ended September 30, 2021 from $65.5 million from the same period in 2020. The increase in FFO, as adjusted, was primarily driven by the reduction in interest expense due to not recognizing post-petition interest expense on the senior unsecured notes and the secured credit facility subsequent to the filing of the Chapter 11 Cases, the cumulation of undeclared dividends ceasing to cumulate on the Series D Preferred Stock and the Series E Preferred Stock subsequent to the filing of the Chapter 11 Cases, a lower income tax provision in the current-year period and a decrease in uncollectable revenues in the current-year period as compared to the prior year period.

The reconciliation of net loss attributable to common shareholders to FFO allocable to Operating Partnership common unitholders is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss attributable to common shareholders	$(41,720)	$(54,101)	$(77,365)	$(269,449)
Noncontrolling interest in loss of Operating Partnership	(1,085)	(609)	(2,013)	(19,100)
Depreciation and amortization expense of:
Consolidated properties	46,479	53,477	142,090	162,042
Unconsolidated affiliates	13,480	14,437	40,466	41,967
Non-real estate assets	(416)	(702)	(1,448)	(2,431)
Noncontrolling interests' share of depreciation and amortization in other consolidated subsidiaries	(571)	(1,118)	(1,710)	(2,829)
Loss on impairment	63,160	46	120,342	146,964
(Gain) loss on depreciable property	(4,836)	—	(4,836)	25
FFO allocable to Operating Partnership common unitholders	74,491	11,430	215,526	57,189
Litigation settlement (1)	(89)	(2,480)	(890)	(2,480)
Non-cash default interest expense (2)	8,919	2,519	31,965	5,412
Gain on deconsolidation (3)	—	—	(55,131)	—
Reorganization items (4)	12,008	—	52,014	—
Prepetition charges (5)	—	12,913	—	20,770
Gain on extinguishment of debt (6)	—	(15,407)	—	(15,407)
FFO allocable to Operating Partnership common unitholders, as adjusted	$95,329	$8,975	$243,484	$65,484
FFO per diluted share	$0.37	$0.06	$1.07	$0.28
FFO, as adjusted, per diluted share	$0.47	$0.04	$1.21	$0.32
(1)

For the three and nine months ended September 30, 2021, represents a credit to litigation settlement expense related to claim amounts that were released pursuant to the terms of the settlement agreement related to the settlement of a class action lawsuit.

(2)

The three and nine months ended September 30, 2021 includes default interest expense related to loans secured by properties that were in default prior to the Company filing voluntary petitions under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas, as well as loans secured by properties that are in default due to the Company filing voluntary petitions under chapter 11 of title 11 of the United States Code. The three and nine months ended September 30, 2020 includes default interest expense related to Greenbrier Mall, Hickory Point Mall, EastGate Mall, Asheville Mall, Burnsville Center and Park Plaza.

(3)

During the nine months ended September 30, 2021, the Company deconsolidated Asheville Mall and Park Plaza due to a loss of control when the properties were placed into receivership in connection with the foreclosure process.

(4)

For the three and nine months ended September 30, 2021, reorganization items represent costs incurred subsequent to the Company filing voluntary petitions under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas associated with the Company’s reorganization efforts, which consists of professional fees, legal fees, retention bonuses and U.S. Trustee fees.

(5)

For the three and nine months ended September 30, 2020, represents professional fees related to the Company’s negotiations with the administrative agent and lenders under the secured credit facility and certain holders of the Company’s senior unsecured notes regarding a restructure of such indebtedness prior to the filing of voluntary petitions under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas beginning on November 1, 2020.

(6)

The three and nine months ended September 30, 2020 includes a gain on extinguishment of debt related to the non-recourse loan secured by Hickory Point Mall, which was conveyed to the lender in the third quarter of 2020.

The reconciliation of diluted EPS to FFO per diluted share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Diluted EPS attributable to common shareholders	$(0.21)	$(0.28)	$(0.39)	$(1.43)
Eliminate amounts per share excluded from FFO:
Depreciation and amortization expense, including amounts from consolidated properties, unconsolidated affiliates, non-real estate assets and excluding amounts allocated to noncontrolling interests	0.29	0.34	0.89	0.99
Loss on impairment	0.31	—	0.59	0.72
Gain on depreciable property	(0.02)	—	(0.02)	—
FFO per diluted share	$0.37	$0.06	$1.07	$0.28

The reconciliations of FFO allocable to Operating Partnership common unitholders to FFO allocable to common shareholders, including and excluding the adjustments noted above, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
FFO allocable to Operating Partnership common unitholders	$74,491	$11,430	$215,526	$57,189
Percentage allocable to common shareholders (1)	97.47%	95.93%	97.46%	93.38%
FFO allocable to common shareholders	$72,606	$10,965	$210,052	$53,403

FFO allocable to Operating Partnership common unitholders, as adjusted	$95,329	$8,975	$243,484	$65,484
Percentage allocable to common shareholders (1)	97.47%	95.93%	97.46%	93.38%
FFO allocable to common shareholders, as adjusted	$92,917	$8,610	$237,300	$61,149
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

Interest Rate Risk

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at September 30, 2021, and excluding the secured credit facility, which is included in liabilities subject to compromise in the accompanying condensed consolidated balance sheets due to the Chapter 11 Cases, a 0.5% increase or decrease in interest rates on variable-rate debt would increase or decrease annual cash flows by approximately $1.0 million, respectively.

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at September 30, 2021, and including the secured credit facility, which is included in liabilities subject to compromise in the accompanying condensed consolidated balance sheets due to the Chapter 11 Cases, a 0.5% increase or decrease in interest rates on variable-rate debt would increase or decrease annual cash flows by approximately $6.5 million, respectively.

Based on our proportionate share of total consolidated, unconsolidated and other debt at September 30, 2021, and excluding the secured credit facility and the senior unsecured notes, which are included in liabilities subject to compromise in the accompanying condensed consolidated balance sheets due to the Chapter 11 Cases, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $12.6 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $13.4 million.

Based on our proportionate share of total consolidated, unconsolidated and other debt at September 30, 2021, and including the secured credit facility and the senior unsecured notes, which are included in liabilities subject to compromise in the accompanying condensed consolidated balance sheets due to the Chapter 11 Cases, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $28.5 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $27.5 million.

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

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s and the Operating Partnership’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting at September 30, 2021 and December 31, 2020, management of the Company and the Operating Partnership determined that there was a control deficiency that constituted a material weakness, as described below.

As a result of turnover, the Company and the Operating Partnership did not maintain a sufficient complement of personnel commensurate with their accounting and financial reporting requirements in accordance with U.S. GAAP and SEC regulations.

The control deficiency described above created a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis and therefore we concluded that the deficiency represents a material weakness in the Company’s and the Operating Partnership’s internal control over financial reporting and that the Company and the Operating Partnership did not maintain effective internal control over financial reporting as of September 30, 2021 and December 31, 2020 based on criteria established in Internal Control-Integrated Framework issued by COSO.

Notwithstanding the identified material weakness, management believes that the condensed consolidated financial statements and related financial information included in this Form 10-Q fairly present, in all material respects, our balance sheets, statements of operations, comprehensive income (loss) and cash flows as of and for the periods presented.

Remediation Plan

The Company and the Operating Partnership plan to remediate this material weakness by hiring additional personnel to enable them to meet their financial reporting requirements. The Company and the Operating Partnership may also utilize outside advisors to assist on a short-term basis.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s or the Operating Partnership’s internal control over financial reporting during our most recent fiscal quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuance and Cancellation of Shares

On the Effective Date, (1) the REIT issued (i) 1,089,717 shares of new common stock to (a) existing holders of common stock and (b) certain of the existing holders of LP common units that elected to receive shares of new common stock in exchange for LP common units, (ii) 1,100,000 shares of new common stock to existing holders of preferred stock, (iii) 15,685,714 shares of new common stock to existing holders of the Notes and other general unsecured claims, and (iv) 2,114,286 shares of new common stock to existing holders of consenting crossholder claims and (2) the Operating Partnership cancelled all of its LP common units and issued 200,000 new common units of general partnership interests, 19,789,717 new common units of limited partnership interest to subsidiaries of the REIT and 10,283 new common units to certain of the existing holders of LP common units that have elected to remain limited partners in the Operating Partnership. On the Effective Date, the REIT has an aggregate of 20,000,000 shares of new common stock issued and outstanding (on a fully diluted basis after giving effect to any future election to exchange all new common units for new common stock).

On the Effective Date, the REIT reserved an additional (i) approximately 9,000,000 shares of new common stock for issuance upon the potential exercise of the new convertible notes and (ii) 3,222,222 shares of new common stock for issuance under the 2021 equity incentive plan.

The Company relied on Section 1145(a)(1) of the Bankruptcy Code as an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) for the issuance of the new senior secured notes, the new convertible notes, the new common units and new common stock issued to holders of old common stock, preferred stock, LP common units, the Notes and new convertible notes (upon any future exchange thereof).

Limitations on Payment of Dividends

See information presented under the heading Equity in the Liquidity and Capital Resources section of Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in PART I of this report for a discussion of current limitations on the payment of dividends by the Company.

ITEM 3: Defaults Upon Senior Securities

Defaults on Indebtedness

See information presented in Note 8 and Note 9 in the financial statements included in PART I of this report for a discussion of certain defaults with respect to the Company’s pre-emergence senior unsecured notes and pre-emergence secured credit facility, including defaults related to the filing of the Chapter 11 Cases, and additional asserted defaults with respect to the Company’s pre-emergence secured credit facility. On the Effective Date, the conditions to effectiveness of the Plan were satisfied and the Debtors emerged from the Chapter 11 Cases. See Note 2 for more information.

Preferred Dividend and Special Common Unit Distribution Arrearages

Dividends on the Series D and the Series E preferred stock are cumulative and therefore continued to accrue, prior to the filing of the Chapter 11 Cases, at an annual rate of $18.4375 per share and $16.5625 per share, respectively. The Plan associated with our Chapter 11 reorganization extinguished all claims related to the accrued and unpaid preferred stock dividends. See Note 2 in the financial statements included in PART I of this report for more information. As of September 30, 2021, the cumulative amount of unpaid dividends on the preferred stock totaled $48.6 million.

Distributions on the Series K and S special common units are cumulative and therefore continued to accrue, prior to the filing of the Chapter 11 Cases, at an annual rate of $2.96875 per unit and $2.92875 per unit, respectively. Distributions on the Series L special common units were cumulative through May 31, 2020, and accrued at an annual rate of $3.0288 per unit. Pursuant to the terms of the Series L special common units, on June 1, 2020 the Series L special common units began receiving distributions at the same rate and on the same terms as the common units of limited partnership interest in the Operating Partnership. The Plan associated with our Chapter 11 reorganization extinguished all claims related to the accrued and unpaid special common units. See Note 2 in the financial statements included in PART I of this report for more information. As of September 30, 2021, the cumulative amount of unpaid distributions on the special common units totaled $9.4 million.

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

None.

ITEM 6: Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
2.1

Findings of Fact, Conclusions of Law, and Order (I) Confirming Third Amended Joint Chapter 11 Plan of CBL & Associates Properties, Inc. and Its Affiliated Debtors and (II) Granting Related Relief, dated August 11, 2021. (filed as Exhibit 2.1 to CBL & Associates Properties, Inc. Current Report on Form 8-K filed on August 12, 2021).

2.2

Third Amended Chapter 11 Plan (with technical modifications), as approved by the Bankruptcy Court on August 12, 2021 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed on August 10, 2021).

3.1	Second Amended and Restated Certification of Incorporation of CBL & Associates Properties, Inc (incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 2, 2021).
3.2	Fourth Amended and Restated Bylaws of CBL & Associates Properties, Inc (incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 2, 2021).
10.1

Amended and Restated Credit Agreement, dated as of November 1, 2021, among CBL & Associates HoldCo I, LLC, as borrower, CBL & Associates Properties, Inc., CBL & Associates Limited Partnership, the lenders party thereto and Wells Fargo, National Association, as administrative agent (incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 2, 2021).

10.2

Indenture, dated as of November 1, 2021, among CBL & Associates HoldCo II, LLC, as issuer, CBL & Associates Properties, Inc., CBL & Associates Limited Partnership, as a guarantor, the other guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee and collateral agent, related to the 10% Senior Secured Notes due 2029 (incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 2, 2021).

10.3

Indenture, dated as of November 1, 2021, among CBL & Associates HoldCo II, as issuer, CBL & Associates Properties, Inc., CBL & Associates Limited Partnership, as a guarantor, the other guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee and collateral agent, related to the 7.0% Exchangeable Senior Secured Notes due 2028 (incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 2, 2021).

10.4

Collateral Agency and Intercreditor Agreement, dated as of November 1, 2021, among CBL & Associates HoldCo II, LLC, the subsidiary guarantors, certain other subsidiaries of CBL & Associates HoldCo II, LLC, Wilmington Savings Fund Society, FSB, as trustee under the 10% Senior Secured Notes due 2029 and Wilmington Savings Fund Society, FSB, as trustee and exchange agent under the 7.0% Exchangeable Senior Secured Notes due 2028 (incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 2, 2021).

10.5

Registration Rights Agreement, dated November 1, 2021, among CBL & Associates Properties, Inc. and the holders of registrable securities party thereto (incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 2, 2021).

10.6

Fifth Amended and Restated Agreement of Limited Partnership of CBL & Associates Limited Partnership, dated November 1, 2021 (incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 2, 2021).

10.7

Form of Director and Officer Indemnification Agreement [updated, includes minor modification to, and replaces, version originally filed as an exhibit to the Company's Current Report on Form 8-K filed on November 2, 2021].

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

Date: November 15, 2021